Form 10-K405
period 2001-12-31
J P MORGAN CHASE & CO
filed 2002-03-22
CIK 19617

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended	Commission file

December 31, 2001	number 1-5805

J.P. Morgan Chase & Co.

(Exact name of registrant as specified in its charter)

Delaware	13-2624428

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

270 Park Avenue, New York, N.Y.	10017

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (212) 270-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class

Common stock	6.75% subordinated notes due 2008

Depositary shares representing a one-tenth interest in 6 5/8% cumulative preferred stock (stated value—$500)	6.50% subordinated notes due 2009 Guarantee of 7.34% Capital Securities, Series D, of Chase Capital IV

Adjustable rate cumulative preferred stock, Series A (stated value—$100)	Guarantee of 7.03% Capital Securities, Series E, of Chase Capital V

Adjustable rate cumulative preferred stock, Series L (stated value—$100)	Guarantee of 7.00% Capital Securities, Series G, of Chase Capital VII

Adjustable rate cumulative preferred stock, Series N (stated value—$25)	Guarantee of 8.25% Capital Securities, Series H, of Chase Capital VIII

7.50% subordinated notes due 2003	Guarantee of 7.50% Capital Securities, Series I, of J.P. Morgan Chase Capital IX

Floating rate subordinated notes due 2003	Guarantee of 7.00% Capital Securities, Series J, of J.P. Morgan Chase Capital X

Floating rate subordinated notes due August 1, 2003

6.50% subordinated notes due 2005

6.25% subordinated notes due 2006

6 1/8% subordinated notes due 2008

All securities named above are listed on the New York Stock Exchange.

Securities registered pursuant to Section 12(g) of the Act: None

Number of shares of common stock outstanding on February 28, 2002: 1,977,052,699

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    ☑          No    ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

         The aggregate market value of J.P. Morgan Chase & Co. common stock held by non-affiliates of J.P. Morgan Chase & Co. on February 28, 2002 was $57,772,000,000.

Document incorporated by reference	Part of Form 10-K into
in this Form 10-K	which incorporated

Proxy statement for the annual meeting of stockholders to be held May 21, 2002	Part III

(other than information included in the proxy statement pursuant to Item 402 (i), (k) and (l) of Regulation S-K)

Form 10-K Index

		Page
Part I

Item 1	Business	1

	Overview	1

	Business segments	1

	Competition	1

	Supervision and regulation	1

	Important factors that may affect future results	7

	Foreign operations	9

	Distribution of assets, liabilities and stockholders' equity;

	interest rates and interest differentials	102-106

	Return on equity and assets	23,102

	Securities portfolio	107

	Loan portfolio	48-53, 75, 108-110

	Summary of loan loss experience	54, 75-77, 111

	Deposits	112

	Short-term and other borrowed funds	113

Item 2	Properties	9

Item 3	Legal proceedings	10

Item 4	Submission of matters to a vote of security holders	10

	Executive officers of the registrant	11

Part II

Item 5	Market for registrant's common equity and

	related stockholder matters	12

Item 6	Selected financial data	12

Item 7	Management's discussion and analysis of financial

	condition and results of operations	12

Item 7A	Quantitative and qualitative disclosures about market risk	12

Item 8	Financial statements and supplementary data	12

Item 9	Changes in and disagreements with accountants on accounting

	and financial disclosure	12

Part III

Item 10	Directors and executive officers of JPMorgan Chase	12

Item 11	Executive compensation	12

Item 12	Security ownership of certain beneficial owners and management	12

Item 13	Certain relationships and related transactions	12

Part IV

Item 14	Exhibits, financial statement schedules and reports on Form 8-K	13

Part I

Item 1:   Business

Overview

J.P. Morgan Chase & Co. (“JPMorgan Chase” or “the Firm”) is a financial holding company incorporated under Delaware law in 1968. As of December 31, 2001, JPMorgan Chase was one of the largest banking institutions in the United States, with $694 billion in assets and $41 billion in stockholders’ equity.

On December 31, 2000, J.P. Morgan & Co. Incorporated (“J.P. Morgan”) merged with and into The Chase Manhattan Corporation (“Chase”). Upon completion of the merger, Chase changed its name to “J.P. Morgan Chase & Co.” The merger was accounted for as a pooling of interests. As a result, the financial information provided herein presents the combined results of Chase and J.P. Morgan as if the merger had been in effect for all periods presented. In addition, certain prior-period amounts for the predecessor institutions’ financial statements have been reclassified to conform to the current presentation.

JPMorgan Chase is a global financial services firm with operations in over 50 countries. Its principal bank subsidiaries are JPMorgan Chase Bank (“JPMorgan Chase Bank”), a New York banking corporation headquartered in New York City, and Chase Manhattan Bank USA, National Association, headquartered in Delaware (“Chase USA”). The Firm’s principal nonbank subsidiary is its investment bank, J.P. Morgan Securities Inc. (“JPMSI”).

The bank and nonbank subsidiaries of JPMorgan Chase operate nationally as well as through overseas branches and subsidiaries, representative offices and affiliated banks.

Business segments

JPMorgan Chase’s activities are internally organized, for management reporting purposes, into five major business segments (Investment Bank, Treasury & Securities Services, Investment Management & Private Banking, JPMorgan Partners and Retail & Middle Market Financial Services). A description of the Firm’s business segments and the products and services they provide to their respective client bases are discussed in the “Segment results” section of Management’s Discussion and Analysis (“MD&A”) beginning on page 28 and Note 29 on page 96.

Competition

JPMorgan Chase and its subsidiaries and affiliates operate in a highly competitive environment. Competitors include other banks, brokerage firms, investment banking companies, merchant banks, insurance companies, mutual fund companies, credit card companies, mortgage banking companies, automobile financing companies, leasing companies, e-commerce and other Internet-based companies, and a variety of other financial services and advisory companies. JPMorgan Chase’s businesses compete with these other firms with respect to the range of products and services offered and the types of clients, customers, industries and geographies served. In addition, the Firm competes with these firms in attracting and retaining its professional and other personnel, particularly as it has continued to build its Investment Bank and Investment Management & Private Banking platforms.

The financial services industry has experienced consolidation and convergence in recent years, as financial institutions involved in a broad range of financial services industries have merged, of which the merger of Chase and J.P. Morgan is an example. This convergence trend is expected to continue and could result in competitors of JPMorgan Chase gaining greater capital and other resources, such as a broader range of products and services and geographic diversity. It is possible that competition will become even more intense as a result of the enactment of the financial modernization legislation discussed in more detail below.

Supervision and regulation

Permissible business activities; financial modernization legislation; conversion to financial holding company: The Firm is subject to regulation under state and federal law, including the Bank Holding Company Act of 1956, as amended (the “BHCA”). In November 1999, the Gramm-Leach-Bliley Act (“GLBA”) was enacted which eliminated certain legal barriers separating the conduct of various types of financial services businesses, such as commercial banking, investment banking and insurance. In addition, GLBA substantially revamped the regulatory scheme within which financial institutions such as JPMorgan Chase operate.

Under GLBA, bank holding companies meeting certain eligibility criteria may elect to become “financial holding companies,” which may engage in any activities that are “financial in nature,” as well as in additional activities that the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the United States Department of the Treasury (“U.S. Treasury Department”) determine are financial in nature or incidental or complementary to financial activities. Under GLBA, “financial activities” specifically include insurance, securities underwriting and dealing, merchant banking, investment advisory and lending activities. JPMorgan Chase elected to become a financial holding company as of March 13, 2000. Upon the Firm’s election to become a financial holding company:

•	Various restrictions imposed by the Glass-Steagall Act were eliminated, including restrictions on: (1) affiliations between JPMorgan Chase’s bank subsidiaries and certain securities firms, (2) JPMorgan Chase’s ability to control and distribute mutual funds and (3) the portion of JPMorgan Chase’s revenues that could be derived from securities underwriting and dealing activities;

•	BHCA restrictions on the Firm’s ability to acquire substantial equity ownership or control of nonfinancial companies were eliminated in the merchant banking context, thereby permitting certain nonbank subsidiaries of JPMorgan Chase to make merchant banking investments up to 100% of the voting shares of a nonfinancial company, subject to conditions

Part I

imposed by GLBA and regulations promulgated by the Federal Reserve Board and the U.S. Treasury Department, including a prohibition on routinely managing or operating such a non-financial company; and

•	Limitations on JPMorgan Chase’s insurance activities were eliminated.

Under regulations implemented by the Federal Reserve Board, if any depository institution controlled by a financial holding company ceases to be “well-capitalized” or “well-managed” (as defined below), the Federal Reserve Board may impose corrective capital or managerial requirements on the financial holding company and place limitations on its ability to conduct the broader financial activities permissible for financial holding companies.

In addition, the Federal Reserve Board may require divestiture of the holding company’s depository institutions if the deficiencies persist. The regulations also provide that if any depository institution controlled by a financial holding company fails to maintain a satisfactory rating under the Community Reinvestment Act (“CRA”), the Federal Reserve Board must prohibit the financial holding company and its subsidiaries from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. The depository institution subsidiaries of JPMorgan Chase currently meet the capital, management and CRA requirements necessary to permit the Firm to conduct the broader activities permitted under GLBA. However, there can be no assurance that this will continue to be the case in the future.

Regulation by Federal Reserve Board under GLBA: Under GLBA’s system of “functional regulation,” the Federal Reserve Board acts as an “umbrella regulator,” and certain of JPMorgan Chase’s subsidiaries are regulated directly by additional regulatory authorities based on the particular activities of those subsidiaries (e.g., securities and investment advisory activities are regulated by the Securities and Exchange Commission (the “SEC”), and insurance activities are regulated by state insurance commissioners). The Firm must continue to file reports and other information with, and submit to examination by, the Federal Reserve Board as umbrella regulator. However, under GLBA, with respect to matters affecting functionally regulated subsidiaries, the Federal Reserve Board is required to defer to the applicable functional regulators unless the Federal Reserve Board concludes that the activities at issue pose a risk to a depository institution or breach a specific law the Federal Reserve Board has authority to enforce.

Impact of GLBA on activities of subsidiaries of banks: Under GLBA, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. In order to insulate the parent bank from the risk of these new financial activities, GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, GLBA imposes new restrictions on transactions between the bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and nonbank affiliates. See “FDICIA” and “Other supervision and regulation” below.

Effect of GLBA on bank broker-dealer and investment advisory activities: To promote the system of functional regulation described above, GLBA provides for the amendment of certain federal securities laws to eliminate various exemptions previously available to banks. For example, banks will no longer be generally exempt from the broker-dealer provisions of the Securities Exchange Act of 1934. As a result, JPMorgan Chase’s bank subsidiaries will either need to register with the SEC as broker-dealers or cease conducting many activities deemed broker-dealer activities. GLBA does retain a more limited exemption from broker-dealer registration for certain “banking” products and activities, including, among others, municipal and exempted securities transactions; safe keeping and custody arrangements; and trust, securitization and derivatives products and activities. The Investment Advisers Act of 1940 has also been amended to eliminate certain provisions exempting banks from the registration requirements of that statute, and the Investment Company Act of 1940 has been amended to provide the SEC with regulatory authority over various bank mutual fund activities. The provisions discussed in this paragraph had an original effective date of May 12, 2001. The SEC has delayed the effective date of the provisions dealing with broker-dealer registration requirements until May 12, 2002 and has stated that banks will be given sufficient lead time to comply with the SEC’s implementing regulations.

Dividend restrictions: Federal law imposes limitations on the payment of dividends by the subsidiaries of JPMorgan Chase that are chartered by a state and are member banks of the Federal Reserve System (a “state member bank”) or national banks. Nonbank subsidiaries of JPMorgan Chase are not subject to those limitations. The amount of dividends that may be paid by a state member bank, such as JPMorgan Chase Bank, or by a national bank, such as Chase USA, is limited to the lesser of the amounts calculated under a “recent earnings” test and an “undivided profits” test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years, unless the bank obtains the approval of its appropriate federal banking regulator (which, in the case of a state member bank, is the Federal Reserve Board and, in the case of a national bank, is the Office of the Comptroller of the Currency (the “Comptroller of the Currency”)). Under the undivided profits test, a dividend may not be paid in excess of a bank’s “undivided profits.” Similar restrictions on the payment of dividends by JPMorgan Chase Bank are imposed by New York law. See Note 20 on page 88 for the amount of dividends that the Firm’s principal bank subsidiaries could pay, at December 31, 2001 and 2000, to their respective bank holding companies without the approval of their relevant banking regulators.

In addition to the dividend restrictions described above, the Federal Reserve Board, the Comptroller of the Currency and the Federal Deposit Insurance Corporation (“FDIC”) have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise, including JPMorgan Chase and its bank and bank holding company subsidiaries, if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.

Capital requirements: The federal banking regulators have adopted risk-based capital and leverage guidelines that require that the Firm’s capital-to-assets ratios meet certain minimum standards.

The risk-based capital ratio is determined by allocating assets and specified off-balance sheet financial instruments into four weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. Under the guidelines, capital is divided into two tiers: Tier 1 capital and Tier 2 capital. For a further discussion of Tier 1 capital and Tier 2 capital, see Note 21 on page 88. The amount of Tier 2 capital may not exceed the amount of Tier 1 capital. Total capital is the sum of Tier 1 capital and Tier 2 capital.

Banking organizations are required to maintain a total capital ratio (total capital to risk-weighted assets) of 8% and a Tier 1 capital ratio of 4%.

The risk-based capital requirements explicitly identify concentrations of credit risk and certain risks arising from non-traditional activities, and the management of those risks, as important factors to consider in assessing an institution’s overall capital adequacy. Other factors taken into consideration by federal regulators include: interest rate exposure; liquidity, funding and market risk; the quality and level of earnings; the quality of loans and investments; the effectiveness of loan and investment policies; and management’s overall ability to monitor and control financial and operational risks, including the risks presented by concentrations of credit and non-traditional activities. In addition, the risk-based capital rules incorporate a measure for market risk in foreign exchange and commodity activities and in the trading of debt and equity instruments. The market risk-based capital rules require banking organizations with large trading activities (such as JPMorgan Chase) to maintain capital for market risk in an amount calculated by using the banking organizations’ own internal Value-at-Risk models (subject to parameters set by the regulators).

Subject to certain transition rules, the federal banking agencies amended their regulatory capital standards effective January 1, 2002 to address the treatment of residual interests, recourse obligations and direct credit substitutes.

The amendment defines “residual interests” as on-balance sheet interests that are retained by a seller after a securitization or other transfer of financial assets and that expose the seller to a greater thanpro rata share of the credit risk in such assets. Under the amendment, risk-based capital must be held in an amount equal to such residual interests even if that amount exceeds the full risk-based capital charge that would have been required to be held against the assets transferred. The amendment also imposes a concentration limit of 25% of Tier 1 capital on credit-enhancing interest-only strips (a type of residual interest), requiring any amount in excess of that limit to be deducted from Tier 1 capital.

The amendment also treats recourse obligations and direct credit substitutes (such as letters of credit) more consistently for risk-based capital purposes than previously. The amendment introduces a multi-level approach to assessing capital requirements to positions in certain asset securitizations based on the credit ratings assigned to such position by nationally recognized statistical rating organizations (NRSROs). For certain unrated positions other than residual interests, the amendment provides alternative methods for assessing capital requirements, including the limited use of a banking organization’s internal risk rating system, and, for positions arising under securitization programs covering multiple participants, ratings assigned to the program by NRSROs.

Effective April 1, 2002, the federal banking agencies adopted regulations that impose increased capital charges on a banking organization’s equity investments in nonfinancial companies. In general, the new risk-based capital requirements apply to such investments regardless of the legal authority under which they are made. The level of capital charge increases as the banking organization’s concentration in such investments increases. If the aggregate value of a banking organization’s nonfinancial equity investments is less than 15% of its Tier 1 capital, then 8% of such value is required to be deducted from the banking organization’s Tier 1 capital. If the aggregate value of a banking organization’s nonfinancial equity investments is more than 15% but less than 25% of the banking organization’s Tier 1 capital, then the deduction increases to 12% of such value, and if such aggregate value is more than 25% of the banking organization’s Tier 1 capital then the deduction rises to 25%. The new charges do not apply to investments made prior to March 13, 2000. Equity investments made through small business investment companies in an amount up to 15% of the banking organization’s Tier 1 capital are exempt from the new charges, but the full amount of the equity investments are still included when calculating the aggregate value of the banking organization’s nonfinancial equity investments.

The federal banking regulators have established minimum leverage ratio guidelines. The leverage ratio is defined as Tier 1 capital divided by average total assets (net of allowance for loan losses, goodwill and certain intangible assets). The minimum leverage ratio is 3% for strong bank holding companies (i.e., those rated composite 1 under the Bank subsidiaries, Other subsidiaries, Parent company, Earnings and Capital adequacy, or “BOPEC,” rating system) and for bank holding companies that have implemented the Federal Reserve Board’s risk-based capital measure for market risk. Other bank holding companies must have a minimum leverage ratio of 4%. Bank holding companies may be expected to maintain ratios well above the minimum levels depending upon their particular condition, risk profile and growth plans.

Part I

Tier 1 components: capital surplus and common stock remain the most important forms of capital at JPMorgan Chase. Because common equity has no maturity date and because dividends on common stock are paid only when and if declared by the Board of Directors, common equity is available to absorb losses over long periods of time. Noncumulative perpetual preferred stock is similar to common stock in its ability to absorb losses. If the Board of Directors does not declare a dividend on noncumulative perpetual preferred stock in any dividend period, the holders of the instrument are never entitled to receive that dividend payment. JPMorgan Chase’s outstanding noncumulative preferred stock is a type commonly referenced as a “FRAP”: a fixed-rate/adjustable preferred stock. However, because the interest rate on FRAPs may increase (up to a pre-determined ceiling), the Federal Reserve Board treats the Firm’s noncumulative FRAPs in a manner similar to cumulative perpetual preferred and trust preferred securities. The Federal Reserve Board permits cumulative perpetual preferred stock and trust preferred securities to be included in Tier 1 capital but only up to certain limits, as these financial instruments do not provide as strong protection against losses as common equity and noncumulative, non-FRAP securities. Cumulative perpetual preferred stock does not have a maturity date, similar to other forms of Tier 1 capital. However, any dividends not declared on cumulative preferred stock accumulate and thus continue to be due to the holder of the instrument until all arrearages are satisfied. Trust preferred securities are a type of security generally issued by a special purpose trust established and owned by JPMorgan Chase. Proceeds from the issuance to the public of the trust preferred security are lent to the Firm for at least 30 (but not more than 50) years. The intercompany note that evidences this loan provides that the interest payments by JPMorgan Chase on the note may be deferred for up to five years. During the period of any such deferral, no payments of dividends may be made on any outstanding JPMorgan Chase preferred or common stock nor on the outstanding trust preferred securities issued to the public.

Tier 2 components: Long-term subordinated debt (generally having an initial maturity of 10-12 years) is the primary form of JPMorgan Chase’s Tier 2 capital. Subordinated debt is deemed a form of regulatory capital because payments on the debt are subordinated to other creditors of JPMorgan Chase, including holders of senior and medium long-term debt and counterparties on derivative contracts.

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

The minimum risk-based capital requirements adopted by the federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision. The Basel Committee, which is comprised of bank supervisors and central banks from the Group of Ten countries, issued its Capital Accord in 1988 to achieve convergence in the capital regulations applicable to internationally active banking organizations. The Basel Committee issued a proposed replacement for the Capital Accord in January 2001, and, subsequently, it issued a number of working papers supplementing various aspects of that replacement (the “New Accord”). Based on these documents, the New Accord would adopt a three-pillar framework for addressing capital adequacy. These pillars would include minimum capital requirements, more emphasis on supervisory assessment of capital adequacy and greater reliance on market discipline. Under the New Accord, minimum capital requirements would be more differentiated based upon perceived distinctions in creditworthiness. Such requirements would be based either on ratings assigned by rating agencies or, in the case of a banking organization that met certain supervisory standards, on the organization’s internal credit ratings. The minimum capital requirements in the New Accord would also incorporate a capital charge for operational risk. At present, the target date for implementing the New Accord is 2005.

FDICIA: The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) revised certain provisions of the Federal Deposit Insurance Act, as well as certain other federal banking statutes. In general, FDICIA provides for expanded regulation of depository institutions and their affiliates, including parent holding companies, by their federal banking regulators and requires the relevant federal banking regulator to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards.

Pursuant to FDICIA, the Federal Reserve Board, the FDIC and the Comptroller of the Currency adopted regulations setting forth a five-tier scheme for measuring the capital adequacy of the depository institutions they supervise. Under the regulations (commonly referred to as the “prompt corrective action” rules), an institution would be placed in one of the following five capital categories when these ratios fall within the prescribed ranges:

	Ratios

	Total	Tier 1	Tier 1
	capital	capital	leverage

		At Least

Well-capitalized	10%	6%	5%

Adequately capitalized	8%	4%	4	%(a)

		Less Than

Undercapitalized	8%	4%	4	%(a)

Significantly undercapitalized	6%	3%	3%

Critically undercapitalized	Tangible equity to total assets of 2% or less

(a) May be 3% in some cases.

An institution may be treated as being in a capital category lower than that indicated based on other supervisory criteria.

Supervisory actions by the appropriate federal banking regulator under the “prompt corrective action” rules generally will depend upon an institution’s classification within the five capital categories. The regulations apply only to banks and not to bank holding companies such as JPMorgan Chase; however, subject to limitations that may be imposed pursuant to GLBA, as described below, the Federal Reserve Board is authorized to take appropriate action at the holding company level based on the undercapitalized status of the holding company’s subsidiary banking institutions. In certain instances relating to an undercapitalized banking institution, the bank holding company would be required to guarantee the performance of the undercapitalized subsidiary and may be liable for civil money damages for failure to fulfill its commitments on that guarantee.

As of December 31, 2001, each of JPMorgan Chase’s banking subsidiaries was “well-capitalized.”

FDIC insurance assessments: FDICIA also required the FDIC to establish a risk-based assessment system for FDIC deposit insurance. Under the FDIC’s risk-based insurance premium assessment system, each depository institution is assigned to one of nine risk classifications based upon certain capital and supervisory measures and, depending upon its classification, is assessed insurance premiums on its deposits.

Depository institutions insured by the Bank Insurance Fund are required to pay premiums ranging from 0 basis points to 27 basis points of domestic deposits. Each of JPMorgan Chase’s banks, including JPMorgan Chase Bank and Chase USA, currently qualifies for the 0 basis point assessment. Legislation has been introduced in Congress that, if enacted, would require among other things that all depository institutions pay some deposit insurance premiums. In addition, if the ratio of insured deposits to money in the Bank Insurance Fund drops below specified levels the FDIC would be required to impose premiums on all banks insured by the Bank Insurance Fund. All depository institutions must also pay an annual assessment so that the Financing Corporation (“FICO”) may pay interest on bonds it issued in connection with the resolution of savings association insolvencies occurring prior to 1991. The FICO assessment for the first quarter of 2002 is 1.82 basis points of domestic deposits. The rate schedules are subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time, subject to certain limitations specified in the Deposit Insurance Funds Act.

Powers of the FDIC upon insolvency of an insured depository institution: An FDIC-insured depository institution can be held liable for any loss incurred or expected to be incurred by the FDIC in connection with another FDIC-insured institution under common control with such institution being in “default” or “in danger of default” (commonly referred to as “cross-guarantee” liability). “Default” is generally defined as the appointment of a conservator or receiver and “in danger of default” is defined as certain conditions indicating that a default is likely to occur absent regulatory assistance. An FDIC cross-guarantee claim against a depository institution is generally superior in right of payment to claims of the holding company and its affiliates against such depository institution.

If the FDIC is appointed the conservator or receiver of an insured depository institution, upon its insolvency or in certain other events, the FDIC has the power: (1) to transfer any of the depository institution’s assets and liabilities to a new obligor without the approval of the depository institution’s creditors; (2) to enforce the terms of the depository institution’s contracts pursuant to their terms; or (3) to repudiate or disaffirm any contract or lease to which the depository institution is a party, the performance of which is determined by the FDIC to be burdensome and the disaffirmance or repudiation of which is determined by the FDIC to promote the orderly administration of the depository institution. The above provisions would be applicable to obligations and liabilities of those of JPMorgan Chase’s subsidiaries that are insured depository institutions, such as JPMorgan Chase Bank and Chase USA, including, without limitation, obligations under senior or subordinated debt issued by those banks to investors (referred to below as “public noteholders”) in the public markets.

Under federal law, the claims of a receiver of an insured depository institution for administrative expenses and the claims of holders of domestic deposit liabilities (including the FDIC, as subrogee of the depositors) have priority over the claims of other unsecured creditors of the institution, including public noteholders, in the event of the liquidation or other resolution of the institution. As a result, whether or not the FDIC ever sought to repudiate any obligations held by public noteholders of any subsidiary of the Firm that is an insured depository institution, such as JPMorgan Chase Bank or Chase USA, the public noteholders would be treated differently from, and could receive, if anything, substantially less than, the depositors of the depository institution.

The USA PATRIOT Act: Following the September 11, 2001 attacks on New York and Washington, D.C., the United States government acted in several ways to tighten control on activities perceived to be connected to money laundering and terrorist funding. Beginning on September 23, 2001, President Bush issued a series of orders which identify terrorists and terrorist organizations and require the blocking of property and assets of, as well as prohibiting all transactions or dealing with, such terrorists, terrorist organizations and those that assist or sponsor them. On October 26, 2001, President Bush signed into law The USA PATRIOT Act of 2001. A number of the provisions of the Act became effective in December 2001; others will go into effect in April and July 2002.

The Act substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposes new compliance and due diligence obligations, creates new crimes and penalties, compels the production of documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United States, and clarifies the safe harbor from civil liability to customers. The Act mandates the U.S. Treasury Department to issue a number of regulations to further clarify the Act’s requirements or provide more specific guidance on their application.

Part I

The Act requires all “financial institutions,” as defined, to establish anti-money laundering compliance and due diligence programs no later than April 2002. Such programs must include, among other things, adequate policies, the designation of a compliance officer, employee training programs, and an independent audit function to review and test the program. JPMorgan Chase has had in place, pursuant to previously existing laws and regulations, a “Know Your Customer” policy and an anti-money laundering compliance program which requires, as appropriate based on a risk-based analysis, performing due diligence with respect to establishing the identity and address of the beneficial owners of an account, the source of the account’s funds and the proposed use of the account, as well as requiring the identification and reporting of suspicious transactions to appropriate law enforcement authorities.

The Act requires financial institutions that maintain correspondent accounts for foreign institutions or persons or that are involved in private banking for “non-United States persons” or their representatives, to establish “appropriate, specific and, where necessary, enhanced due diligence policies, procedures, and controls that are reasonably designed to detect and report instances of money laundering through those accounts.” In furtherance of these provisions, the Act mandates specific minimum standards regarding the establishment of private banking accounts and prohibits financial institutions from establishing, maintaining, administering or managing correspondent accounts with any foreign bank that does not have a physical presence in any jurisdiction unless the so-called “shell bank” is affiliated with a regulated physically established bank. JPMorgan Chase will continue to revise and update its “Know Your Customer” policy and its anti-money laundering programs to reflect changes required by the Act, and the U.S. Treasury Department regulations to be issued thereunder, in order to remain in compliance with the Act and its provisions.

Other supervision and regulation:Under current Federal Reserve Board policy, JPMorgan Chase is expected to act as a source of financial strength to its bank subsidiaries and to commit resources to support the bank subsidiaries in circumstances where it might not do so absent such policy. However, because GLBA provides for functional regulation of financial holding company activities by various regulators, GLBA prohibits the Federal Reserve Board from requiring payment by a holding company or subsidiary to a depository institution if the functional regulator of the payor objects to such payment. In such a case, the Federal Reserve Board could instead require the divestiture of the depository institution and impose operating restrictions pending the divestiture.

Subject to the restrictions under GLBA described in the preceding paragraph, any loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

The Firm’s bank and certain of its nonbank subsidiaries are subject to direct supervision and regulation by various other federal and state authorities (many of which will be considered “functional regulators” under GLBA). JPMorgan Chase Bank as a New York State-chartered bank and a state member bank, is subject to supervision and regulation by the New York State Banking Department as well as by the Federal Reserve Board and the FDIC. JPMorgan Chase’s national bank subsidiaries, such as Chase USA, are subject to substantially similar supervision and regulation by the Comptroller of the Currency. Supervision and regulation by each of the foregoing regulatory agencies generally include comprehensive annual reviews of all major aspects of the relevant bank’s business and condition, as well as the imposition of periodic reporting requirements and limitations on investments and other powers. The Firm also conducts securities underwriting, dealing and brokerage activities through JPMSI and other broker-dealer subsidiaries, all of which are subject to the regulations of the SEC and the National Association of Securities Dealers, Inc. JPMSI is a member of the New York Stock Exchange. The operations of JPMorgan Chase’s mutual funds also are subject to regulation by the SEC. The types of activities in which the foreign branches of JPMorgan Chase Bank and the international subsidiaries of JPMorgan Chase may engage are subject to various restrictions imposed by the Federal Reserve Board. Those foreign branches and international subsidiaries also are subject to the laws and regulatory authorities of the countries in which they operate.

The activities of JPMorgan Chase Bank and Chase USA as consumer lenders also are subject to regulation under various federal laws, including the Truth-in-Lending, the Equal Credit Opportunity, the Fair Credit Reporting, the Fair Debt Collection Practice and the Electronic Funds Transfer Acts, as well as various state laws. These statutes impose requirements on the making, enforcement and collection of consumer loans and on the types of disclosures that need to be made in connection with such loans.

In addition, under the requirements imposed by GLBA, JPMorgan Chase and its subsidiaries are required periodically to disclose to their retail customers the Firm’s policies and practices with respect to (1) the sharing of non-public customer information with JPMorgan Chase affiliates and others and (2) the confidentiality and security of that information. Under GLBA, retail customers also must be given the opportunity to “opt out” of information sharing arrangements with non-affiliates, subject to certain exceptions set forth in GLBA.

Important factors that may affect future results

From time to time, the Firm has made and will make forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “anticipate,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “believe” or other words of similar meaning. Forward-looking statements give JPMorgan Chase’s current expectations or forecasts of future events, circumstances or results. JPMorgan Chase’s disclosure in this report, including in the MD&A section, contains forward-looking statements. The Firm also may make forward-looking statements in its other documents filed with the SEC and in other written materials. In addition, the Firm’s senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others.

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. The Firm’s actual future results may differ materially from those set forth in JPMorgan Chase’s forward-looking statements. Factors that might cause JPMorgan Chase’s future financial performance to vary from that described in its forward-looking statements include the credit, market, operational, liquidity, interest rate and other risks discussed in the MD&A section of this report and in other periodic reports filed with the SEC. In addition, the following discussion sets forth certain risks and uncertainties that the Firm believes could cause its actual future results to differ materially from expected results. However, other factors besides those listed below or discussed in JPMorgan Chase’s reports to the SEC also could adversely affect the Firm’s results, and the reader should not consider any such list of factors to be a complete set of all potential risks or uncertainties. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Merger of Chase and J.P. Morgan. JPMorgan Chase may fail to realize the growth opportunities and cost savings anticipated to be derived from the merger of Chase and J.P. Morgan. In addition, the anticipated benefits from the merger may not be realized fully or at all or may take longer to realize than expected. For example, it is possible that the integration process could result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies that could adversely affect JPMorgan Chase’s ability to maintain relationships with employees, clients or suppliers.

Business conditions and general economy. The profitability of JPMorgan Chase’s businesses could be adversely affected by a worsening of general economic conditions in the United States or abroad. During 2001, the global economy was entering into a recession and this challenging environment could persist for some period of time in 2002. Factors such as the liquidity of the global financial markets, the level and volatility of equity prices and interest rates, investor sentiment, inflation, and the availability and cost of credit could significantly affect the activity level of clients with respect to size, number and timing of transactions effected by the Firm’s investment banking business, including its underwriting and advisory businesses, and also may affect the realization of cash returns from JPMorgan Chase’s private equity business. A continued market downturn would likely lead to a decline in the volume of transactions that JPMorgan Chase executes for its customers and, therefore, lead to a decline in the revenues it receives from commissions and spreads. Higher interest rates or a downturn in the market also could impact the willingness of financial investors to participate in loan syndications or underwritings managed by JPMorgan Chase. The Firm generally maintains large trading portfolios in the fixed income, currency, commodity and equity markets and has significant investment positions, including merchant banking investments at JPMorgan Partners. The revenues derived from mark-to-market values of JPMorgan Chase’s business are affected by many factors, including JPMorgan Chase’s credit standing; its success in proprietary positioning; volatility in interest rates and in equity and debt markets; and the economic, political and business factors described below. JPMorgan Chase anticipates that these revenues will experience volatility from time to time. A continued market downturn or worsening of the economy could cause the Firm to incur mark-to-market losses in the values of these positions.

A market downturn also could result in a decline in the fees JPMorgan Chase earns for managing assets. For example, a higher level of domestic or foreign interest rates or a downturn in trading markets could affect the flows of moneys to or from the mutual funds managed by the Firm. Moreover, even in the absence of a market downturn, below-market performance by JPMorgan Chase’s mutual funds could result in a decline in assets under management and, therefore, in the fees it receives.

An economic downturn or significantly higher interest rates could adversely affect the credit quality of JPMorgan Chase’s on-balance sheet and off-balance sheet assets by increasing the risk that a greater number of the Firm’s customers would become delinquent on their loans or other obligations to JPMorgan Chase. Further, a continuing challenging economic environment could lead to a higher rate of delinquencies by customers or counterparties which, in turn, would result in a higher level of charge-offs and a higher level of provision for JPMorgan Chase, all of which could adversely affect the Firm’s earnings. See also “Factors affecting allowances for credit losses” below.

Part I

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

Foreign operations; trading in foreign securities. The Firm does business throughout the world, including in developing regions of the world commonly known as emerging markets. JPMorgan Chase’s businesses and revenues derived from foreign operations are subject to risk of loss from unfavorable political and diplomatic developments, currency fluctuations, social instability, changes in governmental policies or policies of central banks, expropriation, nationalization, confiscation of assets and changes in legislation relating to foreign ownership. JPMorgan Chase also invests in the securities of corporations located in foreign jurisdictions, including emerging markets. Revenues from the trading of foreign securities also may be subject to negative fluctuations as a result of the above factors. The impact of these fluctuations could be accentuated because, generally, foreign trading markets, particularly in emerging market countries, are smaller, less liquid and more volatile than U.S. trading markets.

Operational risk. JPMorgan Chase, like all large corporations, is exposed to many types of operational risk, including the risk of fraud by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or recordkeeping errors or errors resulting from faulty computer or telecommunications systems. Given the high volume of transactions at JPMorgan Chase, certain errors may be repeated or compounded before they are discovered and successfully rectified. In addition, the Firm’s necessary dependence upon automated systems to record and process its transaction volume may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. Although JPMorgan Chase maintains a system of controls designed to keep operational risk at appropriate levels, the Firm has in the past suffered losses from operational risk, and there can be no assurance that JPMorgan Chase will not suffer losses from operational risks in the future.

Government monetary policies and economic controls. JPMorgan Chase’s businesses and earnings are affected by general economic conditions, both domestic and international. JPMorgan Chase’s businesses and earnings also are affected by the fiscal or other policies that are adopted by various regulatory authorities of the U.S., foreign governments and international agencies. For example, policies and regulations of the Federal Reserve Board influence, directly and indirectly, the rate of interest paid by commercial banks on their interest-bearing deposits and also may impact the value of financial instruments held by the Firm. These actions of the Federal Reserve Board also determine to a significant degree the cost to JPMorgan Chase of funds for lending and investing. The nature and impact of future changes in economic and market conditions and fiscal policies are not predictable and are beyond JPMorgan Chase’s control. In addition, these policies and conditions can impact the Firm’s customers and counterparties, both in the U.S. and abroad, which may increase the risk that such customers or counterparties default on their obligations to JPMorgan Chase.

Credit, market, liquidity and private equity risk. JPMorgan Chase’s revenues also are dependent upon the extent to which management can successfully achieve its business strategies within a disciplined risk environment. JPMorgan Chase’s ability to grow its businesses is affected by pricing and competitive pressures, as well as by the costs associated with the introduction of new products and services and the expansion and development of new distribution channels. The ability of management to utilize the “Shareholder Value Added” methodology to evaluate investment opportunities and the ability to maintain expense discipline will be important factors in determining the extent to which the Firm achieves its financial targets. For a further discussion of the Shareholder Value Added methodology, see Segment results on page 29. In addition, to the extent any of the instruments and strategies JPMorgan Chase uses to hedge or otherwise manage its exposure to market, credit and private equity risk are not effective, the Firm may not be able to mitigate effectively its risk exposures in particular market environments or against particular types of risk. JPMorgan Chase’s balance sheet growth will be dependent upon the economic conditions described above, as well as upon discretionary decisions as to how properly to determine and assess cost of credit, concentration of risk and credit limits for portfolio diversification and whether to securitize, sell, purchase or syndicate particular loans or loan portfolios. JPMorgan Chase’s trading revenues and interest rate risk are dependent upon its ability to identify properly changes in the value of financial instruments caused by changes in market prices or rates. The successful management of credit, market, operational and private equity risk is an important consideration in managing the Firm’s liquidity risk, as evaluation by rating agencies of the management of these risks affects their determinations as to the Firm’s credit ratings and, therefore, its cost of funds.

Factors affecting allowances for credit losses. Estimating losses for purposes of determining the appropriate level of the allowance for credit losses is inherently uncertain. In addition, the estimation process assumes that past experience is a valid indicator for estimating prospective losses, which may not always be the case. For a further discussion of the Firm’s allowance for credit losses and the assumptions employed by management in determining the allowance for credit losses, see pages 41, 54, and 76-77.

Foreign operations

For geographic distributions of total revenue, total expense, income before income tax expense and net income, see Note 28 on page 95. For a discussion of foreign loans, see Note 8 on page 76 and the sections entitled “Commercial loans” and “Country exposure” in the MD&A on pages 51 through 52 and “Cross-border outstandings” on page 109.

Item 2:   Properties

The headquarters of JPMorgan Chase is located in New York City at 270 Park Avenue, which is a 50-story bank and office building owned by JPMorgan Chase. This location contains approximately 1.3 million square feet of commercial office and retail space.

JPMorgan Chase occupies or is in the process of readying for occupancy approximately 2.2 million square feet of leased office space in two midtown Manhattan office buildings, 277 Park Avenue and 245 Park Avenue. JPMorgan Chase also has a number of other large office leaseholds in various locations in Manhattan.

JPMorgan Chase owns and occupies a 60-story building at One Chase Manhattan Plaza in New York City. This location has approximately 2 million square feet of commercial office and retail space, of which approximately 800,000 square feet is leased to outside tenants.

JPMorgan Chase also owns and occupies a 22-story building at 4 New York Plaza, New York City, with 900,000 square feet of commercial office and retail space.

On November 1, 2001 JPMorgan Chase sold to an affiliate of Deutsche Bank AG, its building at 60 Wall Street in New York City, a 47-story bank and office building comprising approximately 1.6 million square feet. At the time of the sale, JPMorgan Chase leased back approximately 1.3 million square feet for its operations. JPMorgan Chase is vacating and turning over the leased back space to Deutsche Bank AG in phases with the final phase to be delivered by December 31, 2002, subject to extension with respect to two floors.

JPMorgan Chase entered into a contract with the City of New York dated May 31, 2001 to sell to the City of New York or its designee the two-building complex at 23 Wall Street/15 Broad Street in New York City comprising approximately 1 million square feet of commercial office and retail space. The City of New York and the New York Stock Exchange had previously announced their intention to build a new Exchange on the land currently occupied by these facilities. JPMorgan Chase vacated these facilities in anticipation of closing the sale on or before the originally contractually specified date of December 31, 2001. Following the attack on the World Trade Center on September 11, 2001, the City of New York requested that JPMorgan Chase license the facilities to the New York Economic Development Agency so that it could sublicense them to The Bank of New York which had been displaced from certain of its properties by damage that occurred to them on September 11, 2001. The license expired on December 31, 2001, but The Bank of New York remains in the property under “hold-over” provisions of the license. The closing date with the City of New York is currently under review.

JPMorgan Chase built in 1992 and fully occupies a two-building complex known as Chase MetroTech Center in downtown Brooklyn, New York. This facility contains approximately 1.75 million square feet and houses, among other things, operations and product support functions.

In 2000 JPMorgan Chase entered into leases for two “build to suit” office buildings at The Newport Office Center in Jersey City, New Jersey. The first of the two buildings comprising approximately 800,000 square feet of office and retail space is available for occupancy and JPMorgan Chase operations are relocating there as interior spaces are completed. The second building comprising approximately 332,000 square feet of office and retail space is expected to be fully occupied by JPMorgan Chase in 2002.

JPMorgan Chase and its subsidiaries also own and occupy administrative and operational facilities in Hicksville, New York; Tampa, Florida; Tempe, Arizona; Newark, Delaware; and in Houston, Arlington and El Paso, Texas.

JPMorgan Chase occupies, in the aggregate, approximately 2.9 million square feet of space in the United Kingdom. The most significant components of leased space in London are 350,000 square feet at 125 London Wall, 325,000 square feet at Aldermanbury, 211,000 square feet at One Angel Court and a 715,000 square-foot office complex at 60 Victoria Embankment. JPMorgan Chase also owns and occupies a 300,000 square-foot operations center in Bournemouth. JPMorgan Chase previously owned 60 Victoria Embankment subject to a financing arrangement which involved the sale of a partial interest in this complex to the lender. In 2001, JPMorgan Chase sold its remaining ownership interest in this property, but remains in occupancy as lessee.

In addition, JPMorgan Chase and its subsidiaries occupy branch offices and other administrative and operational facilities through-out the U.S. and in foreign countries under various types of ownership and leasehold agreements.

The majority of the properties occupied by JPMorgan Chase are used across all of JPMorgan Chase’s business segments and for corporate purposes.

As part of the Firm’s merger integration efforts, JPMorgan Chase has begun, and will continue, to combine and consolidate redundant operations conducted by both predecessor firms. For a further discussion of the Firm’s merger and restructuring costs, see page 44 and Note 6 on page 73.

Part I

Item 3:   Legal proceedings

In June 1999, Sumitomo Corporation filed a lawsuit against The Chase Manhattan Bank (“Chase Bank”) in the United States District Court for the Southern District of New York. The complaint alleges that during the period from 1994 to 1996, Chase Bank assisted a Sumitomo employee in making copper trades by funding unauthorized loans to the Sumitomo employee. The complaint alleges that Chase Bank knew the employee did not have authority to enter into the transactions on behalf of Sumitomo. The complaint asserts claims under the Racketeer Influenced and Corrupt Practices Act (“RICO”) and New York common law and alleges damages of $532 million (subject to trebling under RICO), plus punitive damages.

In August 1999, Sumitomo Corporation filed a separate action against J.P. Morgan & Co. Incorporated, Morgan Guaranty Trust Company of New York, and a former J.P. Morgan employee (collectively “Morgan”) in the United States District Court for the Southern District of New York. The complaint in this action contains allegations, similar to the allegations in the complaint filed by Sumitomo against Chase Bank, that during the period from 1993 to 1996, Morgan assisted a Sumitomo employee in making copper trades by funding unauthorized loans to the Sumitomo employee. The complaint alleges that Morgan knew the employee did not have authority to enter into the transactions on behalf of Sumitomo. The complaint asserts claims under RICO and New York common law and alleges damages of $735 million (subject to trebling under RICO), plus punitive damages. The separate actions against Chase Bank and Morgan have been consolidated for discovery purposes.

J.P. Morgan Securities Inc. (“JPMSI”; formerly known as Chase Securities Inc.) has been named as a defendant or third-party defendant in 16 actions that were filed in either the United States District Court for the Northern District of Oklahoma or in Oklahoma state court beginning in October 1999 arising out of the failure of Commercial Financial Services, Inc. (“CFS”). Plaintiffs in these actions are institutional investors who purchased over $1.6 billion in original face amount of asset-backed securities issued by CFS. The securities were backed by delinquent credit card receivables. In addition to JPMSI, the defendants in various of the actions are the founders and key executives of CFS, as well as its auditors, its outside counsel and the rating agencies that rated the securities. JPMSI is alleged to have been the investment banker to CFS and to have acted as an initial purchaser and as placement agent in connection with the issuance of certain of the securities. Plaintiffs allege that defendants either knew or were reckless in not knowing that the securities were sold to plaintiffs on the basis of misleading misrepresentations and omissions of material facts. The complaints against JPMSI assert claims under the Securities Exchange Act of 1934, the Oklahoma Securities Act, and under common law theories of fraud and negligent misrepresentation. In the actions against JPMSI, damages in the amount of approximately $1.2 billion allegedly suffered as a result of defendants’ misrepresentations and omissions, plus punitive damages, are being claimed.

JPMorgan Chase is involved in a number of lawsuits arising out of its banking relationships with Enron Corp. The Firm initiated a lawsuit in New York in December 2001 against 11 insurance companies. That suit seeks payment of $965 million under Enron-related surety bonds issued by those companies. The Firm also commenced a lawsuit in London against Westdeutsche Landesbank Girozentrale (“WLB”) seeking to compel payment of $165 million under an Enron-related letter of credit issued by WLB. On March 5, 2002, the court in New York denied the Firm’s motion for summary judgment against the insurance companies, ordered discovery, and set a trial date of December 2, 2002. JPMorgan Chase intends to pursue both litigations vigorously. Actions have also been initiated by other parties against JPMorgan Chase and its directors and certain of its officers. Among these, as of March 18, 2002, are five shareholder derivative actions pending against the directors of the firm. These derivative actions were filed in Delaware and New York and seek to redress alleged breaches of fiduciary duties and alleged failures to exercise due care and diligence by the Firm’s directors in the management of JPMorgan Chase. Also pending, as of March 18, 2002, are nine purported class action lawsuits against the Firm and certain of its officers, all in New York, alleging that the Firm issued false and misleading press releases and other public documents relating to Enron in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. JPMorgan Chase believes that the lawsuits filed against the Firm, its directors and the named officers are without merit and it intends to defend these actions vigorously. However, there can be no assurance as to the outcome of any of these pending lawsuits or of any other litigation or proceeding that may be brought by or against JPMorgan Chase relating to Enron.

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

Item 4:   Submission of matters to a vote of security holders

None.

Executive officers of the registrant

Name	Age (at December 31, 2001)	Positions and offices held with JPMorgan Chase
William B. Harrison, Jr.	58	Chairman and Chief Executive Officer since November 2001, prior to which he was President and Chief Executive Officer since December 2000. He was Chairman and Chief Executive Officer from January through December 2000 and President and Chief Executive Officer from June through December 1999, prior to which he had been Vice Chairman of the Board.

Geoffrey T. Boisi	54	Co-head of the Investment Bank. Prior to joining JPMorgan Chase, he was Chairman and Senior Partner of The Beacon Group, a merger and acquisition advisory and private investment firm that was acquired by JPMorgan Chase in July 2000. Prior to the formation of The Beacon Group, Mr. Boisi was a partner of Goldman, Sachs & Co.

David A. Coulter	54	Head of Retail & Middle Market Financial Services and Investment Management & Private Banking. Prior to joining JPMorgan Chase, he led the West Coast operations of The Beacon Group, prior to which he was Chairman and Chief Executive Officer of BankAmerica Corporation and Bank of America NT & SA.

Thomas B. Ketchum	51	Chairman of Technology Council. Prior to the merger, he was an executive of J.P. Morgan & Co. Incorporated, serving as Chief Financial Officer since September 2000 and Chief Administrative Officer since 1998, prior to which he was Regional Executive and Head of Investment Banking for the Americas.

Donald H. Layton	51	Co-head of the Investment Bank. Prior to the merger, he was responsible for global markets, the international infrastructure and cash management and securities processing services.

Marc J. Shapiro	54	Head of Finance, Risk Management and Administration. Until 1997, he was Chairman and Chief Executive Officer of Texas Commerce Bank, which now is part of JPMorgan Chase Bank.

Jeffrey C. Walker	46	Head of JPMorgan Partners, JPMorgan Chase’s global private equity group.

Lesley Daniels Webster	49	Head of Market Risk Management.

Dina Dublon	48	Chief Financial Officer. Until 1998, she was Executive Vice President and Corporate Treasurer.

John J. Farrell	49	Director of Human Resources.

Suzanne Hammett	46	Head of Credit Risk Policy. Until April 2001, she was Chief of Staff responsible for merger integration and Head of Lending and Portfolio Management.

Frederick W. Hill	51	Director of Corporate Marketing and Communications. Until 1997, he had been Senior Vice President, Communications and Community Relations, for McDonnell Douglas Corporation.

William H. McDavid	55	General Counsel.

Unless otherwise noted, during the five fiscal years ended December 31, 2001, all of JPMorgan Chase’s above-named executive officers have continuously held senior-level positions with JPMorgan Chase or its predecessor institutions, J.P. Morgan & Co. Incorporated and The Chase Manhattan Corporation. There are no family relationships among the foregoing executive officers.

Parts II, III & IV

Part II

Item 5:   Market for registrant’s common equity and related stockholder matters

The outstanding shares of JPMorgan Chase’s common stock are listed and traded on the New York Stock Exchange, the London Stock Exchange Limited and the Tokyo Stock Exchange. For the quarterly high and low prices of JPMorgan Chase’s common stock on the New York Stock Exchange for the last two years, see the section entitled “Supplementary information – selected quarterly financial data (unaudited)” on page 99. JPMorgan Chase declared quarterly cash dividends on its common stock in the amount of $0.34 per share for each quarter of 2001 and $0.32 per share for each quarter of 2000. At February 28, 2002, there were 135,359 holders of record of JPMorgan Chase’s common stock. During the fourth quarter of 2001, shares of common stock of J.P.Morgan Chase & Co. were issued in transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof as follows: 6,966 shares of common stock were issued to active directors on December 3, 2001 and 505 shares were issued on October 1, 2001 to a retired director who had deferred receipt of such common stock pursuant to the Deferred Compensation Plan for Non-Employee Directors.

Item 6:   Selected financial data

For five-year selected financial data, see “Five-year summary of financial highlights (unaudited)” on page 23.

Item 7:  Management’s discussion and analysis of financial condition and results of operations

Management’s discussion and analysis of the financial condition and results of operations, entitled “Management’s discussion and analysis,” appears on pages 24 through 63.

Item 7A:  Quantitative and qualitative disclosures about market risk

For information related to market risk, see the “Market risk management” section on pages 55 through 57 and Note 24 on page 90.

Item 8:   Financial statements and supplementary data

The consolidated financial statements, together with the notes thereto and the report of PricewaterhouseCoopers LLP dated January 15, 2002 thereon, appear on pages 64 through 98.

Supplementary financial data for each full quarter within the two years ended December 31, 2001 are included on page 99 in the table entitled “Supplementary information – selected quarterly financial data (unaudited).” Also included is a “Glossary of terms’’ on pages 100 and 101.

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

See Item 13 below.

Item 12:   Security ownership of certain beneficial owners and management

See Item 13 below.

Item 13:   Certain relationships and related transactions

Information related to JPMorgan Chase’s Executive Officers is included on page 11. Pursuant to Instruction G (3) to Form 10-K, the remainder of the information to be provided in Items 10, 11, 12 and 13 of Form 10-K (other than information pursuant to Item 402 (i), (k) and (l) of Regulation S-K) is incorporated by reference to JPMorgan Chase’s definitive proxy statement for the annual meeting of stockholders, to be held May 21, 2002, which proxy statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of JPMorgan Chase’s 2001 fiscal year.

Part IV

Item 14:   Exhibits, financial statement schedules and reports on Form 8-K

(A)  Exhibits, financial statements and financial statement schedules

1.	Financial statements

The Consolidated financial statements, the notes thereto and the report thereon listed in Item 8 are set forth commencing on page 64.

2.	Financial Statement Schedules

None.

3.	Exhibits

3.1	Restated Certificate of Incorporation of J.P. Morgan Chase & Co. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

3.2	By-laws, amended as of June 20, 2000, of J.P. Morgan Chase & Co. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.1	Deposit Agreement, dated as of February 8, 1996, between J.P. Morgan & Co. Incorporated (succeeded through merger by J.P. Morgan Chase & Co.) and Morgan Guaranty Trust Company of New York (succeeded through merger by JPMorgan Chase Bank), as Depository (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form 8-A of The Chase Manhattan Corporation (now known as J.P. Morgan Chase & Co.; File No. 1-5805), filed December 20, 2000.

4.2	Indenture, dated as of December 1, 1989, between Chemical Banking Corporation (now known as J.P. Morgan Chase & Co.) and The Chase Manhattan Bank (National Association), as succeeded to by Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3 (File No. 33-32409) of Chemical Banking Corporation).

4.3(a)	Indenture, dated as of April 1, 1987, as amended and restated as of December 15, 1992, between Chemical Banking Corporation (now known as J.P. Morgan Chase & Co.) and Morgan Guaranty Trust Company of New York, as succeeded to by U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.3(a) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.3(b)	Second Supplemental Indenture, dated as of October 8, 1996, between The Chase Manhattan Corporation (now known as J.P. Morgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of April 1, 1987, as amended and restated as of December 15, 1992 (incorporated by reference to Exhibit 4.3(b) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.3(c)	Third Supplemental Indenture, dated as of December 29, 2000, between The Chase Manhattan Corporation (now known as J.P. Morgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of April 1, 1987, as amended and restated as of December 15, 1992 (incorporated by reference to Exhibit 4.3(c) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.4(a)	Amended and Restated Indenture, dated as of September 1, 1993, between The Chase Manhattan Corporation (as assumed by J.P. Morgan Chase & Co.) and Chemical Bank (succeeded through merger by JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.4(a) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.4(b)	First Supplemental Indenture, dated as of March 29, 1996, among Chemical Banking Corporation (now known as J.P. Morgan Chase & Co.), The Chase Manhattan Corporation, Chemical Bank, as resigning Trustee, and U.S. Bank Trust National Association, as successor Trustee, to the Amended and Restated Indenture, dated as of September 1, 1993 (incorporated by reference to Exhibit 4.4(b) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.4(c)	Second Supplemental Indenture, dated as of October 8, 1996, between The Chase Manhattan Corporation (now known as J.P. Morgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Amended and Restated Indenture, dated as of September 1, 1993 (incorporated by reference to Exhibit 4.4(c) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

Part IV

4.4(d)	Third Supplemental Indenture, dated as of December 29, 2000, between The Chase Manhattan Corporation (now known as J.P. Morgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Amended and Restated Indenture, dated as of September 1, 1993 (incorporated by reference to Exhibit 4.4(d) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.5(a)	Indenture dated as of August 15, 1982, between J.P. Morgan & Co. Incorporated (succeeded through merger by J.P. Morgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.5(a) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.5(b)	First Supplemental Indenture, dated as of May 5, 1986, between J.P. Morgan & Co. Incorporated (succeeded through merger by J.P. Morgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of August 15, 1982 (incorporated by reference to Exhibit 4.5(b) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.5(c)	Second Supplemental Indenture, dated as of February 27, 1996, between J.P. Morgan & Co. Incorporated (succeeded through merger by J.P. Morgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of August 15, 1982 (incorporated by reference to Exhibit 4.5(c) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.5(d)	Third Supplemental Indenture, dated as of January 30, 1997, between J.P. Morgan & Co. Incorporated (succeeded through merger by J.P. Morgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of August 15, 1982 (incorporated by reference to Exhibit 4.5(d) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.5(e)	Fourth Supplemental Indenture, dated as of December 29, 2000, among J.P. Morgan & Co. Incorporated, The Chase Manhattan Corporation (now known as J.P. Morgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of August 15, 1982 (incorporated by reference to Exhibit 4.5(e) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.6(a)	Indenture dated as of December 1, 1986, between J.P. Morgan & Co. Incorporated (succeeded through merger by J.P. Morgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.6(a) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.6(b)	First Supplemental Indenture, dated as of May 12, 1992, between J.P. Morgan & Co. Incorporated (succeeded through merger by J.P. Morgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of December 1, 1986 (incorporated by reference to Exhibit 4.6(b) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.6(c)	Second Supplemental Indenture, dated as of December 29, 2000, among J.P. Morgan & Co. Incorporated, The Chase Manhattan Corporation (now known as J.P. Morgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of December 1, 1986 (incorporated by reference to Exhibit 4.6(c) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.7(a)	Indenture dated as of March 1, 1993, between J.P. Morgan & Co. Incorporated (succeeded through merger by J.P. Morgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.7(a) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.7(b)	First Supplemental Indenture, dated as of December 29, 2000, among J.P. Morgan & Co. Incorporated, The Chase Manhattan Corporation (now known as J.P. Morgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of March 1, 1993 (incorporated by reference to Exhibit 4.7(b) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.8(a)	Junior Subordinated Indenture, dated as of December 1, 1996, between The Chase Manhattan Corporation (now known as J.P. Morgan Chase & Co.) and The Bank of New York, as Debenture Trustee (incorporated by reference to Exhibit 4.24 to the Registration Statement on Form S-3 (File No. 333-19719) of The Chase Manhattan Corporation).

4.8(b)	Guarantee Agreement, dated as of January 24, 1997, between The Chase Manhattan Corporation (now known as J.P. Morgan Chase & Co.) and The Bank of New York, as Trustee, with respect to the Global Floating Rate Capital Securities, Series B, of Chase Capital II (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K, dated December 31, 1997, of The Chase Manhattan Corporation, File No. 1-5805).

4.8(c)	Amended and Restated Trust Agreement, dated as of January 24, 1997, among The Chase Manhattan Corporation (now known as J.P. Morgan Chase & Co.), The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein, with respect to Chase Capital II (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K, dated December 31, 1997, of The Chase Manhattan Corporation, File No. 1-5805).

4.9(a)	Junior Subordinated Indenture, dated as of November 1, 1996, between J.P. Morgan & Co. Incorporated (succeeded through merger by J.P. Morgan Chase & Co.) and U.S. Bank Trust National Association, as Debenture Trustee (incorporated by reference to Exhibit 4(a)(1) to the Registration Statement on Form S-3 (File No. 333-15079) of J.P. Morgan & Co. Incorporated, File No. 1-5885).

4.9(b)	Guarantee Agreement, dated as of December 4, 1996, between J.P. Morgan & Co. Incorporated (succeeded through merger by J.P. Morgan Chase & Co.) and U.S. Bank Trust National Association, as Guarantee Trustee, with respect to the Capital Securities of JPM Capital Trust I (incorporated by reference to Exhibit 4.9(b) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.9(c)	Amended and Restated Declaration of Trust, dated as of December 4, 1996, between J.P. Morgan & Co. Incorporated (succeeded through merger by J.P. Morgan Chase & Co.) and U.S. Bank Trust National Association, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrative Trustees named therein, with respect to JPM Capital Trust I (incorporated by reference to Exhibit 4.9(c) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

10.1	Deferred Compensation Plan for Non-Employee Directors of J.P. Morgan Chase & Co. (formerly known as The Chase Manhattan Corporation) (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K, dated December 31, 1996, of The Chase Manhattan Corporation, File No. 1-5805).

10.2	Post-Retirement Compensation Plan for Non-Employee Directors, as amended and restated as of May 21, 1996 (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K, dated December 31, 1996, of The Chase Manhattan Corporation, File No. 1-5805).

10.3	Deferred Compensation Program of The Chase Manhattan Corporation and Participating Companies, effective as of January 1, 1996 (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

10.4	Amended and Restated 1996 Long-Term Incentive Plan of The Chase Manhattan Corporation (incorporated by reference to Schedule 14A, filed on April 5, 2000, of The Chase Manhattan Corporation, File No. 1-5805).

10.5	The Chase Manhattan 1994 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10O to The Chase Manhattan Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, File No. 1-5945).

10.6	Amendment to The Chase Manhattan 1994 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10S to The Chase Manhattan Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-5945).

10.7	Chemical Banking Corporation Long-Term Stock Incentive Plan, as amended and restated as of May 19, 1992 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K, dated December 31, 1992, of Chemical Banking Corporation, File No. 1-5805).

10.8	The Chase Manhattan 1987 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10A to The Chase Manhattan Corporation’s Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-5945).

10.9	Amendment to The Chase Manhattan 1987/82 Long-Term Incentive Plan (incorporated by reference to Exhibit 10T to the Quarterly Report on Form 10-Q, for the quarter ended September 30, 1995, of The Chase Manhattan Corporation, File No. 1-5945).

10.10	Long Term Incentive Program of Manufacturers Hanover Corporation (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K, dated December 31, 1997, of The Chase Manhattan Corporation, File No. 1-5805).

Part IV

10.11	Key Executive Performance Plan of The Chase Manhattan Corporation, as amended and restated January 1, 1999 (incorporated by reference to Schedule 14A, filed on March 25, 1999, of The Chase Manhattan Corporation, File No. 1-5805).

10.12	Forms of severance agreements as entered into by The Chase Manhattan Corporation and certain of its executive officers (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K, dated December 31, 1997, of The Chase Manhattan Corporation, File No. 1-5805).

10.13	Permanent Life Insurance Options Plan (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K, dated December 31, 1992, of Chemical Banking Corporation, File No. 1-5805).

10.14	Excess Retirement Plan of The Chase Manhattan Bank and Participating Companies, restated effective January 1, 1997 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

10.15	1992 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10a to J.P. Morgan & Co. Incorporated’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-5885).

10.16	1989 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10d to J.P. Morgan & Co. Incorporated’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-5885).

10.17	1987 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10e to J.P. Morgan & Co. Incorporated’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-5885).

10.18	Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10f to J.P. Morgan & Co. Incorporated’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-5885).

10.19	Stock Option Award (incorporated by reference to Exhibit 10h to J.P. Morgan & Co. Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-5885).

10.20	1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10i to J.P. Morgan & Co. Incorporated’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-5885).

10.21	1995 Executive Officer Performance Plan (incorporated by reference to Exhibit 10j to J.P. Morgan & Co. Incorporated’s Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-5885).

10.22	1998 Performance Plan (incorporated by reference to Exhibit 10 to J.P. Morgan & Co. Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-5885).

10.23	Executive Retirement Plan of The Chase Manhattan Corporation and Certain Subsidiaries (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

10.24	Benefit Equalization Plan of The Chase Manhattan Corporation and Certain Subsidiaries (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

11.1	Computation of earnings per common share.

12.1	Computation of ratio of earnings to fixed charges.

12.2	Computation of ratio of earnings to fixed charges and preferred stock dividend requirements.

21.1	List of Subsidiaries of J.P. Morgan Chase & Co.

22.1	Annual Report on Form 11-K of the 401(k) Savings Plan of The Chase Manhattan Bank (to be filed by amendment pursuant to Rule 15d-21 under the Securities Exchange Act of 1934).

22.2	Annual Report on Form 11-K of the Deferred Profit Sharing Plan of the Morgan Guaranty Trust Company of New York and Affiliated Companies for United States Employees (to be filed by amendment pursuant to Rule 15d-21 under the Securities Exchange Act of 1934).

23.1	Consent of independent accountants.

JPMorgan Chase hereby agrees to furnish to the Securities and Exchange Commission, upon request, copies of instruments defining the rights of holders for the outstanding nonregistered long-term debt of JPMorgan Chase and its subsidiaries. These instruments have not been filed as exhibits hereto by reason that the total amount of each issue of such securities does not exceed 10% of the total assets of JPMorgan Chase and its subsidiaries on a consolidated basis. In addition, JPMorgan Chase hereby agrees to file with the Securities and Exchange Commission, upon request, the Guarantees and the Amended and Restated Trust Agreements for each Delaware business trust subsidiary that has issued Capital Securities. The provisions of such agreements differ from the documents constituting Exhibits 4.8(b) and (c) and 4.9(b) and (c) to this report only with respect to the pricing terms of each series of Capital Securities; these pricing terms are disclosed in Note 11 on page 81.

(B)  Reports on Form 8-K

•	A current report on Form 8-K was filed on October 19, 2001 announcing J.P. Morgan Chase & Co.’s financial results for the third quarter of 2001.

•	A current report on Form 8-K was filed on December 21, 2001 announcing the initiation of litigation against several insurance companies seeking payment under Enron-related surety bonds and discussing other Enron-related exposures.

•	A current report on Form 8-K was filed on December 26, 2001 announcing the non-receipt of payment from insurance companies that had issued Enron-related surety bonds.

Pages 18-21 not used

financial table of contents

This section of the Annual Report provides management’s discussion and analysis (“MD&A”) of the financial condition and results of operations for JPMorgan Chase. See Glossary of terms on pages 100 and 101 for a definition of terms used throughout this Annual Report.

Certain forward-looking statements

The MD&A contains certain forward-looking statements. Those forward-looking statements are subject to risks and uncertainties, and JPMorgan Chase’s actual results may differ from those set forth in the forward-looking statements. See JPMorgan Chase’s reports filed with the Securities and Exchange Commission for a discussion of factors that could cause JPMorgan Chase’s actual results to differ materially from those described in the forward-looking statements.

Financial highlights:

23	Five-year summary of financial highlights

Management’s discussion and analysis:

24	Overview

27	Reconciliation of reported financials to operating results

28	Segment results

41	Critical accounting policies used by the Firm

42	Results of operations

45	Risk management

46	Capital management

47	Credit risk management

55	Market risk management

58	Operational risk management

60	Liquidity risk management

62	Private equity risk management

62	Accounting and reporting developments

63	Comparison between 2000 and 1999

Audited financial statements:

64	Management’s report on responsibility for financial reporting

64	Report of independent accountants

65	Consolidated financial statements

69	Notes to consolidated financial statements

Supplementary information:

99	Selected quarterly financial data

100	Glossary of terms

22 JPMorgan Chase 2001 Annual Report

five-year summary of financial highlights
J.P. Morgan Chase & Co.

(unaudited)

As of or for the year ended December 31,
(in millions, except per share and ratio data)	2001	2000	1999	1998	1997

REPORTED BASIS

Revenue	$29,050	$32,934	$30,930	$25,753	$24,028

Noninterest expense (excluding restructuring costs)	20,776	21,393	17,972	16,066	14,968

Merger and restructuring costs	2,523	1,431	23	887	192

Provision for loan losses	3,185	1,377	1,446	1,453	804

Net income	$1,694	$5,727	$7,501	$4,745	$5,173

Net income per share:

Basic	0.83	2.99	3.87	2.37	2.53

Diluted	0.80	2.86	3.69	2.27	2.41

Return on average common equity	3.92%	15.56%	22.46%	14.35%	16.80%

Cash dividends declared per share	$1.36	$1.28	$1.08	$0.96	$0.83

Tier 1 capital ratio	8.29%	8.46%	8.54%	8.23%	7.93%

Total capital ratio	11.88	12.03	12.34	11.94	11.73

Tier 1 leverage	5.17	5.43	5.85	5.34	5.35

Book value per share	$20.32	$21.17	$18.07	$17.39	$16.04

Total assets	693,575	715,348	667,003	626,942	627,680

Long-term debt	43,622	47,238	45,540	47,132	39,266

Total stockholders’ equity	41,099	42,338	35,056	35,099	33,146

OPERATING BASIS(a)

Including JPMP(b)

Revenue	$30,098	$32,793	$31,695	$26,523	$24,919

Noninterest expense	20,776	21,393	17,872	16,029	14,833

Credit costs(c)	4,233	2,367	2,439	2,601	1,797

Earnings	$3,409	$5,927	$7,433	$5,081	$5,314

Earnings per share – diluted	1.65	2.96	3.65	2.43	2.48

Return on average common equity	8.05%	16.12%	22.25%	15.39%	17.28%

Common dividend payout ratio	82	40	29	39	34

Cash operating basis(d)

Cash earnings	$4,138	$6,455	$7,762	$5,374	$5,486

Cash earnings per share – diluted	2.01	3.23	3.82	2.58	2.56

Shareholder value added	(911)	2,018	3,704	1,384	1,730

Cash return on average common equity	9.81%	17.58%	23.25%	16.31%	17.87%

Cash overhead ratio	67	64	55	59	59

OPERATING BASIS(a)

Excluding JPMP(b)

Revenue	$31,555	$32,004	$28,616	$25,263	$23,778

Earnings	$4,578	$5,683	$5,653	$4,389	$4,659

Earnings per share – diluted	2.23	2.85	2.77	2.10	2.17

Return on average common equity	12.87%	19.56%	20.05%	15.26%	16.13%

Overhead ratio	65	66	61	63	62

Cash operating basis(d)

Cash earnings	$5,286	$6,197	$5,981	$4,682	$4,831

Cash earnings per share – diluted	2.58	3.11	2.94	2.24	2.25

Cash return on average common equity	14.88%	21.36%	21.23%	16.31%	16.75%

Cash overhead ratio	62	64	60	62	61

(a)	Excludes the impact of credit card securitizations, merger and restructuring costs, special items and the net effect of a change in accounting principle. For a list of special items, see Glossary of terms on page 101.

(b)	JPMP represents JPMorgan Partners, JPMorgan Chase’s private equity investment business.

(c)	Includes provision for loan losses and credit costs related to the securitized credit card portfolio.

(d)	Excludes the impact of the amortization of intangibles.

JPMorgan Chase 2001 Annual Report 23

management’s discussion and analysis
J.P. Morgan Chase & Co.

Overview

J.P. Morgan Chase & Co. (“JPMorgan Chase” or “the Firm”) is a leading global financial services firm with assets of nearly $700 billion and operations in more than 50 countries. JPMorgan Chase has relationships with over 99% of the Fortune 1000 companies and serves more than 30 million consumers. The Firm is comprised of five business segments: Investment Bank, Treasury & Securities Services, Investment Management & Private Banking, JPMorgan Partners, and Retail & Middle Market Financial Services.

Financial performance of JPMorgan Chase

	Reported			Operating(a)

				Including JPMP			Excluding JPMP(c)

Year ended December 31,		Over/(under)			Over/(under)			Over/(under)
(in millions, except per share and ratio data)	2001	2000		2001	2000		2001	2000

Revenue	$29,050	(12)%		$30,098	(8)%		$31,555	(1)%

Net income	1,694	(70)		3,409	(42)		4,578	(19)

Earnings per share (“EPS”) – diluted	0.80	(72)		1.65	(44)		2.23	(22)

Return on average common equity (“ROCE”)	3.9%	(1,170	)bp	8.1%	(800	)bp	12.9%	(670	)bp

Cash earnings(b)				$4,138	(36)%		$5,286	(15)%

Cash EPS – diluted (b)				2.01	(38)		2.58	(17)

Cash ROCE				9.8%	(780	)bp	14.9%	(650	)bp

(a)	Operating basis excludes the impact of credit card securitizations, merger and restructuring costs, special items and the net effect of a change in accounting principle. For a reconciliation of reported to operating results, see page 27.

(b)	Cash operating basis also excludes the impact of the amortization of intangibles.

(c)	Represents JPMorgan Chase’s results excluding JPMorgan Partners, the Firm’s private equity investment business. For a further description, see Segment results on page 28.

bp-	Denotes basis points; 100 bp equals 1%.

In 2001, JPMorgan Chase’s reported net income, which includes merger and restructuring costs, was $1,694 million, or $0.80 per share. This compares with $5,727 million, or $2.86 per share, in 2000. Operating income was $3,409 million in 2001, compared with $5,927 million last year. Operating earnings per share were $1.65, compared with $2.96 in 2000.

These results reflect a challenging economic environment that, in varying degrees, negatively affected activity, spreads and values in each of the Firm’s major business segments. During 2001, the global economy was moving into a recession, as evidenced by significant reductions in asset values globally, lower liquidity in equity and equity-related markets, sharply reduced mergers and acquisitions (“M&A”) activity and related declines in overall capital markets activity. These factors also contributed to cyclical credit pressures on both consumer and commercial financing markets.

While these economic and market pressures negatively affected 2001 operating performance, the pace of merger integration was on or ahead of plan, and this progress was enhanced by the franchise- and brand-power of the newly merged company. Market share gains in investment banking were realized as clients embraced the JPMorgan Chase business model as one that contributes to their success and financial flexibility. The investment management and private banking business successfully completed its merger integration and expense initiatives in 2001. Operating services and consumer businesses continued to produce solid returns and to execute on efficiency plans. JPMorgan Chase is well-positioned to produce higher returns when the economy recovers.

Key events for full-year 2001

•	Deteriorating credit conditions and continued losses at JPMorgan Partners had a negative impact on earnings

•	Significant expense reductions were achieved

•	The Investment Bank generated a cash ROCE of 15%; consumer and operating services businesses achieved cash ROCEs of 20% and 24%, respectively

•	Business leadership positions were solidified through merger integration and client focus

•	The flagship banks successfully merged on November 10, 2001

Summary results by segment

Though revenue and cash operating earnings in the Investment Bank (“IB”) were lower in 2001 than in 2000, expenses were significantly reduced. The IB’s overhead ratio in 2001 reached its target of 60% for the year. Leadership positions across product categories

24 JPMorgan Chase 2001 Annual Report

	Earnings		ROCE			EPS(a)

Year ended December 31,		Over/(under)		Over/(under)			Over/(under)
(in millions, except per share and ratio data)	2001	2000	2001	2000		2001	2000

Investment Bank	$2,945	(16)%	15.1%	(320	)bp

Treasury & Securities Services	693	—	23.6	(40)

Investment Management & Private Banking	467	(18)	7.5	(550)

Retail & Middle Market Financial Services	1,688	(5)	19.5	(110)

Support Units / Corporate	(507)	(52)	NM	NM

Cash operating earnings (excluding JPMP)	5,286	(15)	14.9	(650)		$2.58	(17)%

JPMP	(1,148)	NM	NM	NM		(0.57)	NM

Cash operating earnings	4,138	(36)	9.8	(780)		2.01	(38)

Amortization of intangibles	(729)	38	NM	NM		(0.36)	33

Operating earnings	3,409	(42)	8.1	(800)		1.65	(44)

Restructuring/merger costs and special items	(1,715)	NM	NM	NM		(0.85)	NM

Net income	$1,694	(70)%	3.9%	(1,170	)bp	$0.80	(72)%

(a)	Presented on a diluted basis.

bp-	Denotes basis points; 100 bp equals 1%.

NM-	Not meaningful.

were improved or maintained, and equities, a strategic priority, made important strides towards reaching its goals. Higher credit costs, including additions to the loan loss allowance, more than offset these positives and contributed to lower earnings.

Three businesses make up the Treasury & Securities Services (“T&SS”) segment. Two of these, Treasury Services and Institutional Trust Services, posted revenue and earnings growth from 2000. Revenues and income in Investor Services, the largest of the three, decreased due to declining market transaction volumes and values. Treasury & Securities Services provides an important diversification benefit to the Firm and had a 24% ROCE for the year.

The Investment Management & Private Banking (“IMPB”) segment was hard hit by declines in asset values and shifts in asset mix from equities to fixed income and money market products. In addition, the disappearance of the domestic technology initial public offering (“IPO”) market and the downturn in the Japanese equity markets negatively impacted IMPB’s results. With assets under management of $605 billion, JPMorgan Chase is one of the top five active asset managers in the world. The private bank continued to win new clients and an increased share of existing clients’ assets. Expense discipline was strong in both businesses; however, with lower revenues, the unit saw its margin decline from last year.

Retail & Middle Market Financial Services (“RMMFS”) posted revenue growth of 7%, driven by strong production, with record originations in Cardmember Services, Home Finance and Auto Finance. Cardmember Services realized double-digit revenue and earnings growth despite higher credit costs. The deposit businesses were hurt by declining interest rates despite growth in the deposit base. Expenses grew at a lower rate than revenues. A 35% increase in RMMFS’s credit costs, including an addition to the loan loss allowance, resulted in cash operating earnings declining 5%.

JPMorgan Partners’ public and private portfolios were negatively affected by the market conditions in 2001. Unrealized losses of $1,857 million more than offset realized gains of $675 million for the year. Many of the losses were attributable to write-downs in the values of the telecommunications companies in the portfolio. At the same time, sluggish M&A and IPO market activity negatively affected JPMP’s ability to exit investments, significantly slowing the pace of realized gains. However, JPMorgan Chase continues to believe that JPMP’s unique approach to investing across industries, types of investments and regions will lead to positive shareholder value added (“SVA”) and improved returns in the future.

Expense management

The Firm aggressively reduced expenses in 2001 through both merger-related and right-sizing initiatives. Cash operating expenses in 2001 were reduced $1.9 billion from a pro forma 2000 base which assumes that the purchase of Robert Fleming Holdings Limited (“Flemings”) occurred at the beginning of 2000. Expense reductions exceeded the original management target to hold expenses flat. Expense reductions occurred in businesses that were merging and which also had to align their costs with lower revenues. Businesses of the Firm not directly affected by the merger also focused on efficiency gains through the use of tools like Six Sigma.

JPMorgan Chase 2001 Annual Report 25

management’s discussion and analysis
J.P. Morgan Chase & Co.

The Firm enters 2002 with the momentum of declining expenses. The 2001 fourth quarter operating expense run rate of $19.6 billion (which is the annualized amount of fourth quarter expenses adjusted for full-year incentives) is almost $3 billion lower than the run rate in the fourth quarter of 2000. This reduction was driven by merger savings and other cost reductions as well as lower incentives resulting from the decline in revenues. In 2001, management increased the original target of merger expense savings and cost reductions related to right-sizing efforts from $2.0 billion to $3.8 billion; 100% of these savings are anticipated to be realized by the end of 2002. The merger and restructuring costs related to achieving these additional savings also increased. For a more detailed discussion, refer to page 44 and Note 6 on page 73.

Risk management

The Firm focuses on risk distribution and on diversification, with a significant weighting of its credit portfolios toward investment-grade companies. The Firm’s ability to assist its clients in risk management was affirmed this year by various industry publications’ awards.

The Firm is operating in a recessionary environment. For the first time in many years, the loan loss provision exceeded loan charge-offs, leading to a higher loan loss allowance. Nonperforming assets rose substantially in 2001. The Firm’s focus is on distribution of credit and on continuing the reduction of its commercial credit exposure, both on- and off-balance sheet. The capacity and willingness to extend JPMorgan Chase’s balance sheet to clients is an important competitive advantage.

Capital management

The Firm is committed to maintaining strong capital ratios, including a Tier 1 capital ratio in the range of 8% to 8.25%. At the end of 2001, the ratio was 8.3%.

SVA discipline is applied to all investments and remains a critical performance metric for evaluating transactions and segment results. In July 2001, the Board of Directors authorized the repurchase of up to $6 billion of JPMorgan Chase’s common stock, net of issuance for employee benefit plans. For a further discussion of the Firm’s repurchase program, refer to the Capital management section on page 46.
Cash operating margin excluding JPMP (in millions) 1997 $9,249 1998 $9,705 1999 $11,413 2000 $11,551 2001 $11,840

JPMP cash earnings (loss) (in millions) 1997 $655 1998 $692 1999 $1,781 2000 $258 2001 $(1,148) JPMorgan Chase credit costs (in millions) 1997 $1,797 1998 $2,601 1999 $2,439 2000 $2,367 2001 $4,233

26 JPMorgan Chase 2001 Annual Report

Reconciliation of reported financials to operating results

The Firm prepares its financial statements using generally accepted accounting principles (“GAAP”) in the United States of America. The primary financial statements prepared in accordance with GAAP appear on pages 65-68 of this Annual Report. This presentation, which is referred to as “reported basis,” provides the reader with an understanding of the Firm’s results that can be consistently tracked from year to year and enables a comparison of the Firm’s performance with other companies’ GAAP financial statements.

In addition to analyzing the Firm’s results on a reported basis, management utilizes “operating basis” to assess each of its businesses and to measure overall Firm results against targeted goals. The definition of operating basis starts with the reported GAAP results and then excludes the impact of merger and restructuring costs and special items, which usually are significant nonrecurring gains or losses. Management generally defines “special items” as nonrecurring revenue or expense events of $50 million or more. Both restructuring charges and special items are viewed by management as transactions that are not part of the Firm’s normal daily business operations or are unusual in nature and are therefore not indicative of trends.

Operating results also exclude the impact of credit card securitizations. JPMorgan Chase periodically securitizes a portion of its credit card portfolio by selling a pool of credit card receivables to a trust, which issues securities to investors. When credit card receivables are securitized, the Firm ceases to accrue interest and credit costs on the receivables and, instead, receives net fee revenue for continuing to service those receivables. As a result, securitization does not affect JPMorgan Chase’s reported or operating net income; however, it does affect the classification of items in the Consolidated statement of income.

Management also utilizes the term “cash operating earnings,” defined as operating earnings excluding the impact of amortization of intangibles. Commencing January 1, 2002, the Firm adopted SFAS 142. Adoption of that accounting standard will eliminate the need for management, in assessing the Firm’s performance, to add back the amortization of intangibles, as GAAP reported results will become substantially closer to cash earnings. For a further discussion of the impact of SFAS 142, see the Accounting and reporting developments section on page 62.

Within the MD&A section of the Annual Report, particularly the Segment results on pages 28-41 and the consolidated Results of operations for the Firm on pages 42-45, management provides a discussion of the results for 2001 and 2000 as well as a comparative discussion of the results for 2000 pro forma. The 2000 pro forma results assume that the purchase of Flemings occurred at the beginning of 2000 rather than at the time of purchase in August 2000.

The following summary table provides a reconciliation between the Firm’s reported and its operating and cash operating results.

	2001				2000

Year ended December 31,	Reported	Credit	Special	Operating	Reported	Credit	Special	Operating
(in millions, except per share data)	basis(a)	card(b)	items(c)	basis	basis(a)	card(b)	items(c)	basis

Income statement

Revenue	$29,050	$1,048	$—	$30,098	$32,934	$990	$(1,131)	$32,793

Noninterest expense:

Cash expense(d)	20,047	—	—	20,047	20,865	—	—	20,865

Amortization of intangibles	729	—	—	729	528	—	—	528

Merger and restructuring costs	2,523	—	(2,523)	—	1,431	—	(1,431)	—

Noninterest expense	23,299	—	(2,523)	20,776	22,824	—	(1,431)	21,393

Credit costs(e)	3,185	1,048	—	4,233	1,377	990	—	2,367

Income before income tax expense and effect of accounting change	2,566	—	2,523	5,089	8,733	—	300	9,033

Income tax expense	847	—	833	1,680	3,006	—	100	3,106

Income before accounting change	1,719	—	1,690	3,409	5,727	—	200	5,927

Net effect of accounting change	(25)	—	25	—	—	—	—	—

Net income	$1,694	$—	$1,715	$3,409	$5,727	$—	$200	$5,927

Add back: amortization of intangibles	729	—	—	729	528	—	—	528

Cash earnings	$2,423	$—	$1,715	$4,138	$6,255	$—	$200	$6,455

Net income per share – diluted	$0.80			$1.65	$2.86			$2.96

Cash earnings per share – diluted	1.16			2.01	3.13			3.23

(a)	Represents condensed version of JPMorgan Chase’s GAAP financial statements.

(b)	Represents the impact of credit card securitizations. For receivables that have been securitized, amounts that would have been reported as net interest income and as provision for loan losses are instead reported as components of noninterest revenue.

(c)	Includes merger and restructuring costs, and special items. For a description of special items, see Glossary of terms on page 101.

(d)	Represents management’s definition of total noninterest expense less amortization of intangibles and merger and restructuring costs.

(e)	Credit costs on a reported basis represent the provision for loan losses on the Consolidated statement of income.

JPMorgan Chase 2001 Annual Report 27

management’s discussion and analysis
J.P. Morgan Chase & Co.

Segment results

The wholesale commercial and private banking businesses are known globally as “JPMorgan” and encompass the Investment Bank, Treasury & Securities Services, Investment Management & Private Banking and JPMorgan Partners. The retail businesses of JPMorgan Chase are known as “Chase,” consisting of Retail & Middle Market Financial Services.

The table below provides summary financial information on a cash operating basis for the five major business segments. Management tracks the operating performance of the Firm both including and excluding the results of JPMP. Management believes that it is more informative to analyze separately the results of JPMP and the results of the Firm excluding JPMP as the basis for valuing the Firm.

For the businesses that were affected by the Flemings acquisition, all comparisons with 2000 are on a pro forma basis, which assumes that the purchase of Flemings occurred at the beginning of 2000. See Note 29 for further information about JPMorgan Chase’s five business segments.

Segment results

						Treasury &			Investment Management
	Investment Bank					Securities Services			& Private Banking

		Over/(under)					Over/(under)			Over/(under)
Year ended December 31,
(in millions, except ratios)	2001	2000		Pro forma 2000(b)		2001	2000		2001	2000		Pro forma 2000(b)

Operating revenue	$14,899	(7)%		(11)%		$3,632	2%		$3,085	(8)%		(20)%

Cash operating expense	8,978	(11)		(16)		2,563	3		2,486	(1)		(13)

Cash operating margin	5,921	—		(2)		1,069	(1)		599	(29)		(40)

Credit costs	1,155	353		328		8	100		16	(38)		(38)

Cash operating earnings	2,945	(16)		(18)		693	—		467	(18)		(30)

Average common equity	19,312	3		(4)		2,912	2		6,077	42		(7)

Average managed assets	511,034	8		7		18,053	9		34,149	12		(4)

Shareholder value added	601	(49)		(48)		339	(1)		(272)	NM		(119)

Cash ROCE	15.1%	(320	)bp	(260	)bp	23.6%	(40	)bp	7.5%	(550	)bp	(260	)bp

Cash overhead ratio	60	(300)		(400)		71	100		81	600		700

(a)	Includes support units and the effects remaining at the corporate level after the application of management accounting policies.

(b)	Pro forma results assume that the purchase of Flemings occurred at the beginning of 2000.

bp-	Denotes basis points; 100 bp equals 1%.

NM-	Not meaningful.

28 JPMorgan Chase 2001 Annual Report

JPMorgan Chase’s segment results reflect the manner in which financial information currently is evaluated by the Firm’s management.

The Firm allocates equity to its business units utilizing a risk-adjusted methodology, which quantifies credit, market and operating risks within each business and, for JPMP, private equity risk. For a discussion of those risks, see the Risk management section on pages 45-62. The Firm also allocates equity to its businesses incorporating an “asset capital tax” on managed assets and some off-balance sheet instruments. In addition, businesses are allocated equity equal to 100% of goodwill and certain intangibles generated through acquisitions.

For the Firm, the SVA framework applies a 12% cost of equity. To derive SVA for businesses, JPMorgan Chase applies a 12% cost of equity for all businesses except JPMorgan Partners. This business is charged a 15% cost of equity. All prior periods have been restated to conform with the current presentation.

The capital elements and resultant capital charges provide the businesses with the financial framework to evaluate the trade-off between the use of capital by the business unit versus its return to the shareholders. The capital charges are an integral part of the SVA measurement for each business. See Glossary of terms on page 101 for a definition of SVA.

Restatements of segment results may occur in future periods to reflect further alignment of management accounting policies or changes in organizational structure among businesses.

Contribution of businesses (2000 results are on a pro forma basis where applicable)

Operating revenues (in millions) IB 2000 $16,737 2001 $14,899 T&SS 2000 $3,564 2001 $3,632 IMPB 2000 $3,842 2001 $3,085 RMMFS 2000 $10,176 2001 $10,915 JPMP 2000 $789 2001 $(1,457)

Cash operating earnings (in millions) IB 2000 $3,610 2001 $2,945 T&SS 2000 $693 2001 $693 IMPB 2000 $666 2001 $467 RMMFS 2000 $1,785 2001 $1,688 JPMP 2000 $258 2001 $(1,148)

Segment results (continued)

			JPMorgan Chase					JPMorgan Chase
Retail & Middle Market			operating results					operating results
Financial Services			excluding JPMP(a)			JPMorgan Partners		including JPMP

	Over/(under)			Over/(under)			Over/(under)		Over/(under)

2001	2000		2001	2000		2001	2000	2001	2000		Pro forma 2000(b)

$10,915	7%		$31,555	(1)%		$(1,457)	NM%	$30,098	(8)%		(12)%

5,468	4		19,715	(4)		326	(20)	20,047	(4)		(8)

5,447	11		11,840	3		(1,783)	NM	10,051	(16)		(17)

2,803	35		4,233	79		—	NM	4,233	79		78

1,688	(5)		5,286	(15)		(1,148)	NM	4,138	(36)		(38)

8,582	—		35,147	23		6,377	(15)	41,524	15		5

165,432	12		742,283	9		11,665	(12)	753,948	8		6

645	(13)		1,203	(59)		(2,114)	NM	(911)	NM		NM

19.5%	(110	)bp	14.9%	(650	)bp	NM	NM	9.8%	(780	)bp	(670	)bp

50	(200)		62	(200)		NM	NM	67	300		300

JPMorgan Chase 2001 Annual Report 29

management’s discussion and analysis
J.P. Morgan Chase & Co.

Investment Bank

Combining the best of investment and commercial banking, the Investment Bank serves the financial needs of corporations, financial institutions, governments and institutional investors. It uses an integrated delivery model that leverages scale, global presence and broad leadership positions. The Investment Bank advises on corporate strategy, raises capital and designs risk management solutions. It also provides market making and distribution of a broad range of financial instruments.

•	Market making, trading & investing:

•	Interest rate & FX markets

•	Equity markets

•	Credit markets

•	Strategic advisory

•	Equity & debt underwriting

•	Corporate lending

Financial results overview

In a challenging market environment in 2001, the Investment Bank’s cash operating margin declined 2% from last year’s pro forma results. Operating revenue declined 11%, driven by the substantial reduction in market activity for M&A and equity underwriting. This was largely offset by a 16% decline in cash expenses from the prior year. The Investment Bank met its 2001 overhead ratio target of 60%, which was down from 64% a year ago. Results included approximately $800 million in pre-tax charges related to Enron and Argentina as well as higher loan charge-offs and additions to the loan loss allowance. As a result of these factors, cash operating earnings declined 18%.

Financial line-item discussion
Trading-related revenues, which include trading-related net interest income, were lower by 10%. The decline was primarily attributable to lower equity-related trading results, driven by lower margins in equity securities and reduced demand for equity derivatives. Also contributing to the decline was $359 million of losses related to exposure to Enron and Argentina infixed income trading. Excluding the effects of Enron and Argentina, fixed income and other trading was up 3%, as weaker performance in emerging markets was more than offset by strong results in interest rate trading products.

Investment banking fees were 20% lower than last year, driven by the overall market decline in equity underwriting and M&A activities. These declines were partially offset by record investment-grade bond underwriting fees. Advisory revenues declined 34%, while overall market volume was down 50%. The Investment Bank increased its market share in global announced M&A transactions during 2001.

Underwriting and other fees declined 10%, reflecting significantly lower equity underwriting activity, partially offset by higher bond underwriting fees. Record bond issuance for the market was driven by the favorable interest rate market environment.

2001 highlights

•	Increased market share in M&A transactions and maintained key leadership positions in debt underwriting

•	Exceeded original expense savings target by $1.4 billion

•	Overhead ratio improved to 60% from 64% despite a stronger market environment in 2000 than 2001

30 JPMorgan Chase 2001 Annual Report

Dimensions of revenue diversification

By geographic region North America Europe Asia/Pacific Latin America	53% 33% 10% 4%

By client segment Financial institutions General industries Media and telecommunications	47% 36% 17%

By product class Interest rate & FX markets Underwriting fees Equity markets Advisory fees Credit portfolio Credit markets	45% 16% 15% 8% 8% 8%

Important leadership positions were maintained in leveraged and syndicated lending (ranked No.1) and U.S. investment-grade debt underwriting (No. 2). The Investment Bank’s equity underwriting business lost market share relative to the prior year, but increased market share in each of the quarters of 2001, culminating with a market share of 8% (ranked No. 6) in the 2001 fourth quarter. In addition, the Investment Bank was named “Bank of the Year” by International Financing Review and “Derivatives House of the Year” by Risk magazine.

The increase in net interest income of 14% from last year was primarily due to the Firm’s interest rate risk management in a declining rate environment.

Fees and commissions declined 21% from the prior year, reflecting lower equity brokerage commissions.

The decrease in all other revenue was attributable to negative valuation adjustments taken against syndicated loans that are held for sale. Partly offsetting the decrease were higher gains on sales of available-for-sale securities as part of the Firm’s interest rate risk management activity.

Cash operating expense declined 16% from 2000. Included in the decline was the impact of reduced headcount and lower incentive compensation expense. Compensation as a percentage of revenue decreased from 42% in 2000 to 39% in 2001 despite lower revenues. Since the merger announcement date, the Investment Bank has reduced staff levels by approximately 6,700, or 23% of total headcount, contributing to the Investment Bank’s ability to meet its 2001 overhead ratio target of 60%.

Credit costs increased 328%, reflecting the impact, in general, of the recession on the Firm’s credit portfolio and, in particular, charge-offs for Enron of $221 million and a provision for Argentina of $140 million.

Average total assets were $511 billion, an increase of 7%, reflecting growth in fixed income trading assets, partially offset by a decline in commercial loans and investment securities. Average common equity declined by 4% from last year as a result of lower operating risk capital, associated with the Investment Bank’s lower expense base.

The economic outlook remains uncertain, and revenue levels for the Investment Bank in 2002 will be heavily influenced by the speed and extent of the economic recovery.

Market shares and rankings (a)

	2001		2000

December 31,	Market share	Ranking	Market share	Ranking

Global syndicated loans(b)	26.0%	#1	22.9%	#1

U.S. investment-grade bonds	14.8	#2	16.4	#2

Euro-denominated high grade bonds	7.0	#3	5.0	#7

Global announced M&A	22.3	#5	16.7	#6

U.S. equity & equity-related	4.2	#8	5.3	#6

(a)	Derived from Thomson Financial Securities Data. Global announced M&A based on rank value; all others based on proceeds, with full credit to each book manager/equal if joint. Because of joint assignments, market share of all participants will add up to more than 100%.

(b)	In 2001, data reflect the Bookrunner title for all regions. Data before 2001 combined the Bookrunner title in the Americas with the Mandated Arranger title elsewhere, since global Bookrunner data were not published.

JPMorgan Chase 2001 Annual Report 31

management’s discussion and analysis
J.P. Morgan Chase & Co.

Treasury & Securities Services

Treasury & Securities Services is composed of three businesses: Institutional Trust Services provides a range of fiduciary services to debt and equity issuers and various intermediaries, from traditional trustee and paying agent to global securities and other administrative services; Investor Services provides securities custody and related services, such as securities lending and investment analytics and reporting for mutual funds, investment managers, pension funds, insurance companies and banks worldwide; Treasury Services provides treasury and cash management, as well as payment, liquidity management and trade finance services for a diversified client base of corporations, financial institutions and governments worldwide.

Selected financial data

Year ended December 31,		Over/(under)
(in millions, except ratios)	2001	2000

Revenue:

Fees and commissions	$2,059	6%

Net interest income	1,391	(1)

All other revenue	182	(19)

Operating revenue	3,632	2

Cash operating expense	2,563	3

Cash operating margin	1,069	(1)

Amortization of intangibles	82	17

Credit costs	8	100

Cash operating earnings	$693	—

Average common equity	$2,912	2%

Average assets	18,053	9

Shareholder value added	339	(1)

Cash ROCE	23.6%	(40	)bp

Cash overhead ratio	71	100

bp—	Denotes basis points; 100 bp equals 1%.

Financial results overview

Treasury & Securities Services’ cash operating earnings remained virtually flat, compared with 2000, with growth in Institutional Trust Services of 22% and Treasury Services of 11% offset by a decline in Investor Services of 17%. These results reflected the impact of weaknesses in the economy and financial markets. Significant declines in interest rates and reduced equity market prices depressed many revenue sources. Partially offsetting these declines were the positive effects, especially in Institutional Trust Services, of greater volumes of debt issuance and market share gains in several key product lines. The net result was revenue growth of 15% in Institutional Trust Services and of 3% in Treasury Services—in line with historical growth rates—and a revenue decline of 4% in Investor Services, which had realized high growth rates in previous years due to more favorable market conditions.

Financial line-item discussion
Fees and commissions increased 6%, primarily due to higher fees in Institutional Trust Services. Institutional Trust Services earns fees from the issuance and payment of debt securities, servicing secondary market loan programs for governmental entities, and maintaining American depositary receipt programs for foreign issuers. The increase in fees in 2001 was attributable to successful sales in the expanding collateralized debt obligation market and the acquisition of Colson Services Corp. (“Colson”), a recordkeeper and loan servicer providing outsourcing support to government agencies. Treasury Services’ clients shifted their payment method to fees rather than maintain compensating balances in a low interest rate environment. These increases were offset by lower revenues at Investor Services, as fees based on equity values and the volume of transactions declined.

Total revenue (in millions) 1997 $2,648 1998 $2,885 1999 $3,156 2000 $3,564 2001 $3,632 CAGR = 8.2%

5 year compound annual growth rate by T&SS businesses Treasury Services 2% Investor Services 12% Institutional Trust Services 16%

2001 highlights

•	Institutional Trust Services continued to grow at double-digit rates assisted by acquisitions

•	Revenues at Investor Services were negatively affected by the downturn in the global equity markets

•	Treasury Services realized double-digit growth in operating earnings and a reduced cash overhead ratio through strong expense management despite low revenue growth

32 JPMorgan Chase 2001 Annual Report

By business revenues Investor Services 43% Treasury Services 37% Institutional Trust Services 20%

By client segment Non-bank financial institutions 41% Banks 19% Corporations 19% Middle Market 11% Governments 10%

By geographic region The Americas 63% Europe, Middle East & Africa 28% Asia 9%

Treasury & Securities Services cash return on common equity 1997 21.3% 1998 22.8% 1999 19.2% 2000 24.0% 2001 23.6%

Net interest income decreased slightly, reflecting compressed spreads on deposits as a result of lower interest rates and the impact of lower compensating balances. This was partially offset by higher deposit levels at Institutional Trust Services associated with new clients processing their debt payments.

The events of September 11th caused Treasury &Securities Services’ demand deposits and noninterest-bearing deposits to grow significantly as customers looked to depository institutions to hold their cash funds. By the end of 2001, these cash balances had returned to pre-September 11th levels.

The decline in all other revenue of 19% was attributable to lower foreign exchange revenue, driven by the decrease in clients’ global trading activities at Investor Services. Also contributing to the decline was the effect of the divestiture by Institutional Trust Services of a company involved in stock transfer.

Cash operating expense grew modestly from 2000, reflecting strategic investments in all three businesses, partly offset by tighter expense control, primarily in Treasury Services and Investor Services. The 3% expense growth, coupled with 2% revenue growth, slightly increased the cash overhead ratio to 71%. Treasury & Securities Services’ long-term cash overhead ratio target is 65%.

JPMorgan Chase 2001 Annual Report 33

management’s discussion and analysis
J.P. Morgan Chase & Co.

Investment Management & Private Banking

Assets under management were $605 billion. Investment Management delivers expertise and advice across all asset classes and global markets to private and public sector institutional investors, high net worth individuals, and retail customers. The Private Bank delivers personalized advice and solutions to wealthy individuals and families.

Selected financial data

		Over/(under)
Year ended December 31,		Pro forma
(in millions, except ratios)	2001	2000(a)

Revenue:

Fees and commissions	$2,300	(12)%

Net interest income	547	(16)

All other revenue	238	(58)

Operating revenue	3,085	(20)

Cash operating expense	2,486	(13)

Credit costs	16	(38)

Cash pre-tax margin	583	(40)

Amortization of intangibles	289	99

Cash operating earnings	$467	(30)%

Average common equity	$6,077	(7)%

Average assets	34,149	(4)

Shareholder value added	(272)	(119)

Cash ROCE	7.5%	(260	)bp

Tangible cash ROCE	26	(600)

Cash pre-tax margin	19	(600)

(a)	Pro forma results assume that the purchase of Flemings occurred at the beginning of 2000.

bp-	Denotes basis points; 100 bp equals 1%.

Financial results overview

Investment Management & Private Banking’s cash operating earnings were 30% lower than last year. Lower revenues were only partially offset by lower expenses. Revenues decreased due to declines in the value of assets under management, lower international retail fund flows and a reduction in brokerage account volumes. Investment Management revenues of $1.37 billion decreased 23%, and Private Banking revenues of $1.72 billion declined 16% from 2000. For the year, the percentage of cash operating earnings before taxes to total operating revenue declined to 19% from 25% in 2000; the business’s long-term target is 30%.

Financial line-item discussion

Fees and commissions were 12% lower than the prior year, reflecting the lower value of assets under management and lower associated investment management fees, and the shift from higher-margin equities to fixed income and money market products. In addition, brokerage commissions declined as private banking clients executed fewer transactions in 2001. Partially offsetting these factors were gains realized from new inflows to money market funds.

The decline in net interest income of 16% reflected the impact of lower short-term interest rates on the spread on client deposits.

Operating revenues Private Banking 55% Investment Management 45%

All other revenue was lower by 58%, primarily as a result of the decline in trading volumes. Earnings from the Firm’s 45% investment in American Century Companies, Inc. (“American Century”) also declined.

Cash operating expense decreased 13% as a result of merger synergies and the elimination of approximately 1,500 positions since the merger announcement date. With the merger integration essentially completed in IMPB, the business is positioned to benefit from future improvement in market conditions.

The increase in amortization of intangibles to $289 million reflected the full-year impact of the Flemings acquisition.

Average assets for the year were $34 billion, a decline of 4% from the prior year, primarily reflecting lower equity-related lending. For 2001, average common equity decreased 7%.

2001 highlights

•	Assets under management declined 5%; money market funds experienced significant inflows

•	Revenue declined 20%, and expenses declined 13%

•	Actions taken in 2001 provide a solid basis for margin expansion in the future

34 JPMorgan Chase 2001 Annual Report

Diversification of IMPB’s $605 billion of assets under management at December 31, 2001

By client segment Institutional Private Banking Retail	67% 23% 10%

By geographic region Americas Europe/Asia	73% 27%

By product class Fixed income and short-term investments (up from 47% last year) Equities & other (down from 53% last year)	54% 46%

Assets under management at December 31, 2001 declined 5% from the prior year-end, primarily as a result of market depreciation. However, during 2001, inflows into assets under management were driven by a significant increase in money market assets, as investors shifted toward lower-risk assets. The result was approximately $45 billion in new flows into global money market funds. The accompanying table demonstrates the diversification across asset classes and geographic regions, which has helped mitigate market volatility.

Assets under management (a)

At December 31, (in billions)	2001	2000

CLIENT SEGMENT:

Private banking	$141	$152

Institutional	404	424

Retail	60	62

Total	$605	$638

GEOGRAPHIC REGION:

Americas	$441	$440

Europe and Asia	164	198

Total	$605	$638

PRODUCT CLASS:

Fixed income and short-term investments	$329	$297

Equities and other	276	341

Total	$605	$638

Total Client Positions (b)

Private banking	$302	$342

(a)	Assets under management represent assets actively managed by IMPB on behalf of institutional and private banking clients. Excludes assets managed by American Century.

(b)	Total private banking client positions represent assets under management ($141 billion at December 31, 2001) as well as custody, restricted stock, deposit, brokerage and loan accounts.

JPMorgan Chase 2001 Annual Report 35

management’s discussion and analysis
J.P. Morgan Chase & Co.

JPMorgan Partners

JPMorgan Partners, the global private equity organization of JPMorgan Chase, provides equity and mezzanine capital financing to private and public companies. It invests throughout the entire life cycle of the business development process, with the objective of creating long-term value for the Firm and its third-party investors.

Financial results overview

JPMorgan Partners recognized a cash operating loss of $1.1 billion in 2001. The portfolio was negatively affected by a decline in valuations of private securities and the downturn in the public equity markets, particularly securities in the telecommunications, media and technology (“TMT”) sector.

Financial line-item discussion
Private equity gains (losses)
 JPMP’s portfolio recorded a loss of $1.2 billion in 2001 consisting of losses in direct investments ($0.9 billion), private funds ($0.2 billion) and from hedging transactions ($0.1 billion). During the year, unrealized losses from portfolio revaluations more than offset income from realization activities. Despite limited exit opportunities, JPMP generated realized cash gains of over $1.0 billion from sales of investments, including approximately $0.9 billion from public and private direct investments and $0.1 billion from fund investments. Realized cash gains were recognized across all industries, with significant gains harvested from investments in the energy sector. During the fourth quarter of 2001, JPMP completed significant selldowns of two public TMT holdings, generating realized cash gains of over $125 million.

JPMP’s realized gains were more than offset by valuation actions taken across the private portfolio and mark-to-market losses recorded in the public portfolio. Valuation actions included net write-downs and write-offs of $1.4 billion on private direct securities and $0.3 billion on private fund investments. JPMP’s private direct TMT investments from 1999 and 2000 currently are valued at 50% of initial cost. In 2001, JPMP also recorded unrealized losses of $0.5 billion from mark-to-market losses on its public portfolio.

Other revenue includes third-party management fees and net revenue allocated to or from other JPMorgan Chase businesses. While management fee revenue was stable year over year, net intersegment revenue in 2001 included fees paid to other areas of the Firm for services associated with the raising of third-party funding and asset sale activities.

JPMorgan Partners’ cash operating expenses in 2001 decreased 20%, driven by a decline in compensation expenses.

Investment pace, portfolio diversification and capital under management
 For 2001, JPMorgan Partners’ investment pace declined 65% from last year to $0.9 billion as JPMP adopted a more cautious approach to new investments in light of the depressed market conditions.

2001 highlights

•	Private equity losses of $1.2 billion, driven primarily by $1.7 billion in write-downs and write-offs taken across the private investment portfolio

•	Significant decline in new investment activity given adverse market conditions

•	Closed on $1.5 billion of third-party investor commitments for the J.P. Morgan Partners Global Investors, L.P. (Global Fund)

36 JPMorgan Chase 2001 Annual Report

JPMP investment portfolio

	Carrying
December 31, 2001 (in millions)	value	Cost

Public securities (163 companies)(a)	$998	$802

Private direct securities (959 companies)	6,289	7,544

Private fund investments (338 funds)(b)	1,910	2,182

Total investment portfolio	$9,197	$10,528

(a)	Quoted public value was $1,389 million, or 1.7 times original cost, at December 31, 2001.

(b)	At December 31, 2001, JPMP had $2,328 million of unfunded commitments to these private equity funds.

Public securities investments at December 31, 2001(a)
(dollars and shares in millions)

			Quoted
	Symbol	Shares	public value	Cost

Triton PCS Holdings, Inc.	TPC	16.0	$469	$70

TeleCorp PCS (b)	TLCP	7.7	96	5

Fisher Scientific International, Inc.	FSH	3.0	86	27

dj Orthopedics, Inc.	DJO	5.9	78	54

Packaging Corp of America	PKG	3.9	70	18

Encore Acquisition Company	EAC	4.9	65	34

Guitar Center Inc.	GTRC	4.7	63	50

1-800 FLOWERS.COM, Inc.	FLWS	3.9	61	14

American Tower Corp.	AMT	5.9	55	19

Crown Media Holdings Inc.	CRWN	2.7	31	40

Top 10 public securities			1,074	331

Other public securities (153 companies)			315	471

Total public securities (163 companies) – carrying value $998 million(c)			$1,389	$802

(a)	Publicly traded positions only.

(b)	Does not include 3.7 million shares held directly by the holding company, received upon a distribution from JPMP.

(c)	For a discussion of how the Firm determines the carrying value, see Note 27.

At December 31, 2001, JPMP’s investment portfolio was $9.2 billion, a decline of $2.6 billion from year-end 2000. The decline from last year was primarily the result of reductions in carrying values due to valuation adjustments and sales activities. The decline in JPMP’s assets resulted in a 15% decline in common equity allocated to JPMP.

At December 31, 2001, TMT investments were $2.5 billion, down 40% from December 31, 2000; they represented 27% of JPMP’s holdings. Management’s goal is to decrease TMT investments while increasing the industrial and consumer sectors.

The Firm believes that JPMorgan Partners will continue to create value over time. Given the volatile nature of the markets, and the NASDAQ market in particular, JPMP’s reported results for any period may include significant public securities unrealized gains or losses. The Firm makes no assumptions about the unrealized gains or losses that may be experienced by the JPMP portfolio.

JPMP’s diversified equity portfolio by industry group
% carrying value as of December 31, 2001
Amounts within the bars represent the carrying values of the investments.
(in billions)

Telecommunications,
media & technology
2000   $4.1
2001   $2.5

Life Sciences
2000   $0.8
2001   $0.7

Industrial growth
2000   $2.3
2001   $2.0

Consumer retail
2000   $1.0
2001   $1.1

Real estate
2000   $0.5
2001   $0.4

Financial services
2000   $0.7
2001   $0.6

Funds
2000   $2.4
2001   $1.9

JPMorgan Chase 2001 Annual Report 37

management’s discussion and analysis
J.P. Morgan Chase & Co.

Retail & Middle Market Financial Services

Retail & Middle Market Financial Services, through branch networks (in the New York tri-state area and Texas) and national product companies, offers a complete range of financial products and services to consumers, small businesses and middle market clients. These products and services include banking, credit cards, loans (home, auto and education finance), investment and insurance offerings.

•	Cardmember Services (CCS)

•	Regional Banking Group (RBG)

•	Home Finance (CHF)

•	Middle Markets (MMBG)

•	Auto Finance (CAF)

Selected financial data

Year ended December 31,		Over/(under)
(in millions, except ratios)	2001	2000

Revenue:

Net interest income	$6,947	10%

Fees and commissions	2,859	(9)

Securities gains	378	50

All other revenue	731	60

Operating revenue	10,915	7

Cash operating expense	5,468	4

Cash operating margin	5,447	11

Amortization of intangibles	181	(8)

Credit costs	2,803	35

Cash operating earnings	$1,688	(5)%

Average common equity	$8,582	—

Average managed assets	165,432	12

Shareholder value added	645	(13)

Cash ROCE	19.5%	(110	)bp

Cash overhead ratio	50	(200)

bp-	Denotes basis points; 100 bp equals 1%.

Financial results overview

Retail & Middle Market Financial Services’ 2001 results were marked by solid revenue growth and disciplined expense management. Record originations drove revenues, while restructuring, Six Sigma and other productivity efforts moderated expenses. These actions were unable to offset the negative impact of higher credit costs. As a result, RMMFS realized a 5% decline in cash operating earnings from last year.

Financial line-item discussion

Net interest income grew 10% from a year ago, driven by higher levels of consumer loans resulting from record origination volumes across all credit businesses (CCS, CHF and CAF), partially offset by the lower spreads earned on customer deposits due to the decline in interest rates experienced in 2001.

Fees and commissions declined 9%, reflecting the negative impact of the increased level of mortgage loan prepayments that occurred because of lower interest rates. Prepayments resulted in accelerated amortization and impairment of mortgage servicing rights. In CHF, this was substantially offset by increased securities gains and other revenues. The decline in fees and commissions was partially offset by growth in credit card, mortgage and auto loans outstanding, as well as by a higher utilization of consumer banking and insurance products and services, all of which generated higher fees.

The increase in securities gains of 50% was attributable to sales of U.S. government securities used as economic hedges of mortgage servicing rights.

All other revenue increased by 60%, primarily as a result of record residential mortgage sales activity to government sponsored enterprises such as Fannie Mae, Ginnie Mae and Freddie Mac.

Cash expense rose 4%, reflecting the costs associated with the growth in origination volumes. The expense increase also included the impact of the acquisition in 2001 of the mortgage business of Advanta Corp. (“Advanta”) and higher credit card marketing expenditures that helped generate a record number of new accounts. Partially offsetting these increases were $145 million in savings achieved through restructuring, productivity and quality programs, including an organization-wide Six Sigma effort. This disciplined expense management approach helped reduce the cash overhead ratio to 50% from 52% one year ago.

Amortization of intangibles decreased 8% as a result of the sale of the Hong Kong credit card business in 2000.

Credit costs increased by 35% due to significant growth in credit card customer bankruptcies, increased levels of delinquencies resulting from the economic slowdown in the U.S. and a higher level of consumer-related receivables outstanding. RMMFS added $310 million to its allowance for loan losses in 2001 in response to the deteriorating credit conditions. For a further discussion of the consumer credit portfolio, see pages 52-53. The impact of these events was partially mitigated by more intense collection efforts in all of the credit businesses. In 2002, credit costs will be dependent upon the conditions in the domestic economy. RMMFS will continue to pursue collection and risk management actions to mitigate future credit losses.

Cash operating earnings by key businesses 2001 Cardmember Services Regional Banking Group Home Finance Middle Markets Auto Finance	31% 27% 20% 16% 6%

2001 highlights

•	Achieved record origination volumes in Cardmember Services, Home Finance and Auto Finance

•	Achieved $145 million in expense reductions through expense initiatives including an organization-wide Six Sigma effort

•	Significant increase in credit costs, driven by additions to the allowance for loan losses and higher charge-offs

•	Declining interest rates resulted in lower funding costs for consumer lending, increased prepayments in the mortgage servicing portfolio and lower spreads on deposits

38 JPMorgan Chase 2001 Annual Report

Retail & Middle Market Financial Services’ businesses

	2001			Over/(under) 2000

			Cash			Cash
Year ended December 31,	Operating	Cash	operating	Operating	Cash	operating
(in millions, except ratios)	revenues	expense	earnings	revenues	expense	earnings

Cardmember Services	$4,427	$1,445	$595	17%	9%	16%

Regional Banking Group	2,985	2,031	504	(5)	(3)	(8)

Home Finance	1,611	965	371	22	22	20

Middle Markets	1,199	648	299	(3)	1	(7)

Auto Finance	540	197	123	63	12	215

Other consumer services(a)	153	182	(204)	(59)	(30)	NM

Total	$10,915	$5,468	$1,688	7%	4%	(5)%

(a)		Includes discontinued operations, support services and unallocated credit costs.

NM	-	Not meaningful.

Cardmember Services

Cardmember Services is the fifth largest credit card issuer in the U.S., servicing almost 24 million accounts. Cash operating earnings for 2001 were a record $595 million, 16% greater than 2000. Operating revenue increased $630 million, or 17%, driven by the increase in the number of cardholders, growth in receivables and stronger customer purchase volume. Also contributing to the increase was the decline in the costs to fund receivables. Cash expense increased 9% when compared with last year due to higher marketing expenditures that resulted in record originations of over 4 million new accounts, and higher business volume-related expenses. Credit costs rose 21% due to the impact of the increase in receivables outstanding combined with the slowdown in the economy that affected the level of consumer bankruptcies. The managed credit card-related net charge-off ratio was 5.49%, an increase of 36 basis points from 2000. Managed credit card-related receivables at December 31, 2001 increased 12% to over $41 billion and total purchase volume, cash advances and balance transfers increased 19% to over $72 billion. The cash overhead ratio in 2001 improved 200 basis points to 33%.

In the first quarter of 2002, Cardmember Services acquired Providian National Bank’s interest in the Providian Master Trust, which includes a credit card portfolio of approximately $8.0 billion. The acquired portfolio is comprised mainly of Providian’s higher quality or “platinum” assets and consists of approximately 3.3 million credit card accounts.

Business-related metrics

As of or for the year ended
December 31,		Over/(under)
(in billions, except ratios)	2001	2000

End-of-period outstandings	$41.6	12%

Total purchases & cash advances (a)	72	19

Total accounts (in millions)	23.9	15

Net charge-off ratio	5.49%	36bp

Cash overhead ratio	33	(200)

Note:	The above metrics include other consumer loans.

(a)	Sum of total customer purchases, cash advances and balance transfers.

bp-	Denotes basis points; 100 bp equals 1%.

Regional Banking Group

The Regional Banking Group is the No. 1 full-service bank based on deposits for consumers and small businesses in the New York tri-state area and is one of the leading providers of financial services to the consumer and small business sectors in the Firm’s Texas market. RBG provides banking, investment, credit and insurance services to 2.9 million consumers and 300,000 small businesses. RBG also offers discount brokerage services through Brown & Company, the 8th largest online brokerage firm in the U.S.

RBG had cash operating earnings of $504 million in 2001, down 8% from 2000, driven by the declining interest rates and lower customer trading volumes in the equities markets, which negatively affected deposit spreads and discount brokerage transactions revenue, respectively. Partially offsetting these unfavorable items was the growth in insurance sales, particularly annuities. The lower interest rate environment also negatively affected the cash overhead ratio increasing it 100 basis points to 68%.

Total client assets under management of $100 billion, including $67 billion in deposits and $33 billion of investment assets, grew 4% over 2000.

Cash expense declined $60 million, or 3%, from 2000. This decline reflected the results of initiatives to realize continued productivity improvement and provide high-quality service to the Firm’s customers.

Business-related metrics

As of or for the year ended		Over/(under)
December 31,	2001	2000

Total deposits (in billions)	$67	6%

Total assets under management(a) (in billions)	100	4

Number of branches	531	(2)

Number of ATMs	1,907	—

Number of online customers (in thousands)	937	44

Cash overhead ratio	68%	100	bp

(a)	Assets under management includes deposits.

bp-	Denotes basis points; 100 bp equals 1%.

JPMorgan Chase 2001 Annual Report 39

management’s discussion and analysis
J.P. Morgan Chase & Co.

Home Finance

Chase Home Finance is the mortgage industry’s second largest mortgage originator and third largest mortgage servicer in the United States with over 4 million customers. CHF experienced a record year in 2001, with total revenue increasing 22%, cash operating earnings increasing 20% and mortgage originations increasing 142% to $184 billion. CHF’s 2001 performance demonstrated the effectiveness of its balanced business model of being both a leading originator and servicer of mortgage loans. The significant reduction in interest rates contributed to higher origination revenue as record loan originations were packaged and sold as securities. Low interest rates also improved net interest margins by reducing funding costs. However, the lower interest rates led to high prepayment levels and reduced mortgage servicing revenue due to the accelerated amortization and impairment of mortgage servicing rights (“MSR”). To mitigate the effect of reduced revenue from MSR impairment and prepayments, CHF used both interest rate derivatives and available-for-sale (“AFS”) securities that increased in value when interest rates declined.

Interest rate derivatives that qualify as fair value hedges under SFAS 133 and the related hedged MSRs were accounted for at fair value. For 2001, the decrease in revenue resulting from SFAS 133 valuation adjustments and MSR impairment totaled $1,951 million. These losses were substantially offset by total gains of $1,773 million relating to a combination of derivative gains, including those that qualify as SFAS 133 hedges, and realized gains from sales of AFS securities.

The increase in cash expense of 22% was related to the growth of business volume and the acquisition in 2001 of Advanta’s mortgage business. The cash overhead ratio remained flat compared with last year at 60%. Charge-offs of 0.18% were slightly higher in 2001 reflecting weak domestic economic conditions.

Business-related metrics

As of or for the year ended
December 31,		Over/(under)
(in billions, except ratios)	2001	2000

Originations	$184.2	142%

Loans serviced	429.8	19

Total loans owned	55.7	19

Number of customers (in millions)	4	12

Net charge-off ratio	0.18%	3	bp

Cash overhead ratio	60	—

bp-	Denotes basis points; 100 bp equals 1%.

Middle Markets

JPMorgan Middle Market Banking is a premier national provider of commercial banking and corporate financial services to companies with annual sales of $3 million to $500 million, as well as to not-for-profit, real estate and public sector entities. Middle Markets enjoys a leadership position in the lucrative New York tri-state market and select Texas markets, and is leveraging its expertise in select markets across the country. Product offerings include corporate finance, cash management, credit and international finance capabilities. Cash operating earnings declined 7% when compared with the prior year. Declining interest rates affected earnings as well as revenue. Revenue declined 3% despite a 7% increase in deposit levels. A 24% increase in deposit fees offset some of the impact of lower rates. Cash expense rose 1% due to the increase in volume-related expenses.

Business-related metrics

As of or for the year ended
December 31,		Over/(under)
(in billions, except ratios)	2001	2000

Total loans	$13.6	(2)%

Total deposits	19.3	7

Nonperforming loans as a % of total loans	2.30%	11	bp

Cash overhead ratio	54	200

bp-	Denotes basis points; 100 bp equals 1%.

Auto Finance

Auto Finance is the largest bank originator of auto loans and leases in the U.S., with over 2 million accounts. In 2001, the business unit had a record number of auto loan originations, which grew 63% over 2000 to $19.9 billion. Loan and lease receivables grew 26% to $28.4 billion, and Auto Finance’s market share among auto finance companies improved from 2.6% in 2000 to 4.1% in 2001 as a result of strong organic growth and an origination strategy that allies the business with car manufacturers and dealers nationwide.

Auto Finance’s operating revenues and cash operating earnings grew 63% and 215%, respectively, from 2000. The cash overhead ratio decreased to 37%. These results reflected the increase in origination volume, the impact of lower rates, and the effect of a $100 million charge in 2000 from an estimated decrease in auto lease residual value. The risk of future charges for residual values was substantially mitigated in the first quarter of 2001 through the purchase of a residual value insurance policy to cover previously uninsured auto leases in the portfolio. New auto lease originations continue to be insured under an existing policy. The moderately higher charge-off rate in 2001 reflects consumer defaults in a weaker business environment.

The results of Auto Finance also include Chase Education Finance, which is a top provider of government guaranteed and private loans for higher education through its joint venture with Sallie Mae.

Business-related metrics

As of or for the year ended
December 31,		Over/(under)
(in billions, except ratios)	2001	2000

Loan and lease receivables	$28.4	26%

Origination volume	19.9	63

Market share	4.1%	150	bp

Net charge-off ratio	0.54	9

Cash overhead ratio	37	(1,700)

bp-	Denotes basis points; 100 bp equals 1%.

40 JPMorgan Chase 2001 Annual Report

Support Units and Corporate

Selected financial data

Year ended December 31,
(in millions)	2001	2000

Operating revenue	$(976)	$(1,061)

Cash operating expense	226	117

Credit costs	251	(1)

Cash operating earnings	$(507)	$(334)

Average common equity	$(1,736)	$(5,840)

Average assets	13,615	15,632

Shareholder value added	(110)	593

Note:	2000 amounts are shown in place of % changes.

The Support Units and Corporate include Enterprise Technology Services (“ETS”), Corporate Business Services (“CBS”), legal, audit and finance.

ETS is an internal technology service organization, and CBS manages the Firm’s support services, including real estate management, human resources, finance operations and procurement. CBS and ETS seek to provide services to the Firm’s businesses that are competitive with comparable third-party providers in terms of price and service quality. These units leverage the Firm’s global scale and technology to gain efficiencies through consolidation, standardization, vendor management and outsourcing.

Corporate reflects the accounting effects remaining at the Corporate level after the application of management accounting policies of the Firm. These policies include the allocation of costs associated with technology, operational and staff support services with the respective revenue generating businesses and allow management to evaluate business performance on an allocated basis.

For 2001, Corporate had a cash operating loss of $507 million, compared with a loss of $334 million in 2000. In 2001, there were $251 million of credit costs in excess of net charge-offs not allocated to the segments. Also included in the 2001 net loss was a pre-tax loss of $152 million at LabMorgan resulting from the write-downs of investments and equity accounting losses. LabMorgan has been restructured and, going forward, its remaining investment portfolio of $52 million at December 31, 2001 will be managed by JPMorgan Partners.

Critical accounting policies used by the Firm

The Firm’s accounting policies are integral to understanding the results reported. Accounting policies are described in detail in the Notes to the consolidated financial statements. The Firm’s most complex accounting policies require management’s judgment to ascertain the valuation of assets and liabilities. The Firm has established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of the Firm’s current accounting policies involving significant management valuation judgments.

Allowance for loan losses
 JPMorgan Chase’s allowance for loan losses is intended to adjust the value of the Firm’s loan assets for probable credit losses. Management also computes an allowance for lending-related commitments using a methodology similar to that used for the loan portfolio. The methodology for calculating both allowances involves judgments at many levels. First and foremost, it involves the early identification of credits that are deteriorating. Second, management applies its judgment to derive loss factors. Wherever possible, the Firm uses independent, verifiable data or the Firm’s own historical loss experience in its models for estimating loan losses. Many factors can affect management’s estimates of specific loss and expected loss, including volatility of default probabilities, rating migrations and loss severity. For example, judgment is required to determine how many years of data to include when estimating loss severity. If a full credit cycle is not captured in the data, loss estimates may be inaccurate. Similarly, there are judgments as to which external data on default probabilities should be used, and when they should be used. Choosing data that are not reflective of the Firm’s specific loan portfolio characteristics could affect loss estimates. Management’s judgments also are applied when considering uncertainties that relate to current macroeconomic and political conditions, the impact of currency devaluations on cross-border exposures, changes in underwriting standards, unexpected correlations within the portfolio or other factors. For a further discussion of the methodologies used in establishing the Firm’s Allowance for loan losses, see Credit risk management and Note 8 – Loans on pages 54 and 75, respectively.

Fair value of financial instruments
 A portion of JPMorgan Chase’s assets and liabilities are carried at fair value, including trading assets and liabilities, available-for-sale securities and loans held for sale. At December 31, 2001, approximately $315 billion of the Firm’s assets were recorded at fair value.

Fair value is defined as the value at which positions could be closed out or sold in a transaction with a willing and knowledgeable counterparty over a period of time consistent with JPMorgan Chase’s trading or investment strategy. A majority of assets carried at fair value are determined based on quoted market prices. If listed prices or quotes are not available, then fair value is based on internally developed cash flow models. These models use as their basis independently sourced market parameters including, for example, interest rate yield curves, option volatilities and currency rates. The valuation process then takes into consideration factors such as counterparty credit quality, liquidity and concentration concerns. Management applies judgment in the determination of these factors. For example, there is often limited market data to rely on when estimating the impact of holding a large or aged position. Similarly, judgment must be applied in estimating prices where no external parameters exist. Finally, other factors can affect estimates of fair value including market dislocations, incorrect model assumptions, and unexpected correlations. Imprecision in estimating these factors can impact the amount of revenue or loss recorded for a particular position. The largest valuation adjustment relates to credit risk associated with derivatives in the Firm’s derivatives portfolio. The credit valuation adjustment, or CVA, represents the estimated credit component of the Firm’s derivative counterparty exposures. The CVA is recalculated on a daily basis, taking into account market and

JPMorgan Chase 2001 Annual Report 41

management’s discussion and analysis
J.P. Morgan Chase & Co.

counterparty-related activity, such as changes in credit ratings and market prices, master netting agreements and collateral. CVA also includes additional adjustments for name-specific credit risk not reflected in credit spreads.

Notwithstanding the judgment required in fair valuing JPMorgan Chase’s assets and liabilities, the Firm believes its estimates of fair value are reasonable given the Firm’s process for obtaining external prices and parameters, internal model review and approval, consistent application of approach from period to period and the validation of estimates through the actual settlement of contracts.

Specific details on fair values by type of instrument, including the valuation policy for private equity investments and mortgage servicing rights, are included in Note 27 – Fair value of financial instruments and Note 10 – Mortgage servicing rights, respectively.

Results of operations

The following section provides a discussion of JPMorgan Chase’s results of operations both on a reported and operating basis. The differences between reported and operating basis are the treatment of revenues from credit card securitizations, the exclusion of special items and the reclassification of trading-related net interest income (“NII”) to trading revenue. See page 27 for a further discussion.

Revenues

	2001				2000

Year ended December 31,	Reported	Credit	Special	Operating	Reported	Credit	Special	Operating
(in millions)	basis(a)	card(b)	items(c)	basis	basis(a)	card(b)	items(c)	basis

Investment banking fees	$3,612	$—	$—	$3,612	$4,362	$—	$—	$4,362

Trading revenue (including trading NII)	6,279	—	—	6,279	7,142	—	—	7,142

Fees and commissions	9,208	(340)	—	8,868	9,229	(350)	—	8,879

Private equity – realized gains	651	—	—	651	2,051	—	—	2,051

Private equity – unrealized gains (losses)	(1,884)	—	—	(1,884)	(1,036)	—	—	(1,036)

Securities gains	866	—	—	866	229	—	—	229

Other revenue	877	(17)	—	860	2,289	(10)	(1,131)	1,148

Net interest income (excluding trading NII)	9,441	1,405	—	10,846	8,668	1,350	—	10,018

Total revenue	$29,050	$1,048	$—	$30,098	$32,934	$990	$(1,131)	$32,793

(a)	Trading-related NII is recorded in net interest income on the Consolidated statement of income. For purposes of this schedule, trading NII has been reclassified to trading revenue in the reported basis column. See Note 3 on page 72 for details of trading revenue and the related NII.

(b)	This column presents the impact of credit card securitizations.

(c)	For a description of special items, see Glossary of terms on page 101.

Revenues both on a reported and operating basis were down from 2000 due to private equity losses and, to a lesser degree, lower investment banking fees and trading revenue. These were partially offset by higher net interest income and securities gains.

Investment banking fees

Investment banking fees declined due to lower merger and acquisition advisory and equity underwriting fees. The decline was partially offset by a record year for investment-grade bond underwriting fees. For a further discussion of these fees, see the Investment Bank’s results on page 30 and Note 4 on page 72.

Trading-related revenue

The decline was primarily attributable to lower margins in equity securities and reduced demand for equity derivatives. Also contributing to the decline was $359 million of losses related to the exposure to Enron and Argentina. Excluding these two, the weaker performance in emerging markets was more than offset by the strong results within the interest rate trading products as a result of the declining interest rate environment.

Fees and commissions

Fees and commissions both on a reported and operating basis for 2001 were essentially flat from last year, reflecting:

•	Investment management, custody and processing services fees in 2001 rose 4% to $3.8 billion, primarily as a result of the acquisition of Flemings in the second half of 2000, partially offset by the general decline in asset values;

•	Credit card revenue in 2001 rose $337 million, or 19%, on a reported basis ($347 million on an operating basis) due to the increased number of cardholders, stronger customer purchase volume and an increase in delinquencies. These factors resulted in higher interchange income, late charges and other fees. For a further discussion of this revenue, see page 72;

•	Deposit service fees for 2001 were $1.0 billion, an increase of 13% as a result of more customers opting to pay fees for services, rather than maintaining a compensating balance in a low interest rate environment. In addition, consumer banking fees increased reflecting a higher level of customer utilization of retail banking products and services;

•	Other fees rose 19% to $794 million in 2001 due to the acquisition of Colson in early 2001, and strong sales of insurance, particularly annuities and mortgage reinsurance;

42 JPMorgan Chase 2001 Annual Report

partly offset by:

•	Mortgage servicing fees in 2001 were a loss of $230 million, a decline of $671 million from last year, primarily as a result of the accelerated amortization and net impairment of servicing rights stemming from the lower interest rate environment. For a further discussion of these fees, see page 40;

•	Other lending-related service fees in 2001 were $495 million, a decrease of $95 million from 2000 due to lower volume in the trade finance business, reducing the commissions on letters of credit.

For a table that breaks out fees and commissions, see Note 4 on page 73.

Private equity gains (losses)

Both realized gains and unrealized losses on private equity investments deteriorated from last year’s levels due to the limited opportunities to sell investments and depressed valuations, particularly in the TMT sector. For a further discussion of private equity gains (losses), see JPMorgan Partners’ results on page 36.

Securities gains

The Firm’s available-for-sale securities portfolio was positioned for interest rate reductions in the U.S. and Europe, and thus, the Firm was able to realize large gains on the sales of those securities in 2001. There were also higher gains on the sales of debt securities used as economic hedges of the value of mortgage servicing rights at Home Finance. For a further discussion of securities gains, see both the Investment Bank and Home Finance discussions on pages 30 and 40, respectively.

Other revenue

The decrease in other revenue of $288 million included:

•	Mark-to-market gains of $229 million in 2000 on economic hedges for anticipated overseas revenues, compared with no such gains in 2001;

•	Unfavorable valuation adjustments in 2001 of $177 million related to residual loan positions held after the syndication period;

•	Lower equity income of $71 million ($36 million in 2001 compared with $107 million in 2000) on the American Century investment due to the decline in the value of its funds under management, and a nonoperating charge related to its restructuring activities;

partly offset by:

•	Revenues from residential mortgage sales and origination activities in 2001 increased to $552 million from $194 million in 2000, driven by the reduction in interest rates. For a further discussion of this revenue, see page 40.

Reported other revenue reflected the following special items, all in 2000:

•	Gains of $827 million on the sale of the Hong Kong retail banking business; $399 million on the transfer of the Firm’s interest in Euroclear; and $81 million on the sale of the Panama operations;

partly offset by:

•	Losses of $176 million on the economic hedge of Flemings’ purchase price.

For a table that breaks out other revenue, see Note 4 on page 73.

Net interest income

Net interest income benefited from the lower interest rate environment in 2001, resulting in a higher volume of average interest-earning assets (in particular, credit card receivables and residential mortgages), and slightly wider spreads on assets (the short-term funding costs to support interest-earning assets declined faster than the interest earned on them). Also contributing to the increase in NII was an aggregate of $84 million of interest refunds in 2001 (related to several tax settlements) for prior years’ federal tax overpayments.

The spread on interest-earning assets was 1.99% in 2001, compared with 1.87% in the prior year. Excluding the impact of the interest refunds, the spread would have been 1.97% in 2001.

Expenses

	2001			2000

Year ended December 31,	Reported	Special	Operating	Reported	Special	Operating
(in millions)	basis	items	basis	basis	items	basis (a)

Compensation expense	$11,944	$—	$11,944	$12,748	$—	$12,748

Occupancy expense	1,348	—	1,348	1,294	—	1,294

Technology and communications	2,631	—	2,631	2,454	—	2,454

Merger and restructuring costs	2,523	(2,523)	—	1,431	(1,431)	—

Amortization of intangibles	729	—	729	528	—	528

Other expense	4,124	—	4,124	4,369	—	4,369

Total noninterest expense	$23,299	$(2,523)	$20,776	$22,824	$(1,431)	$21,393

Less: Amortization of intangibles			729			528

Cash operating noninterest expense			$20,047			$20,865

(a)	On a 2000 pro forma basis (assuming the purchase of Flemings occurred at the beginning of 2000), cash operating noninterest expense was $21.9 billion.
Cash operating overhead ratio 1997 59% 1998 59% 1999 55% 2000 64% 2001 67%

On a reported basis, total noninterest expense increased slightly from 2000, reflecting higher merger and restructuring costs. On an operating basis, expenses declined from the prior year due to savings from merger and right-sizing initiatives and lower incentives. On a pro forma basis, operating expenses in 2001 decreased 8%.

JPMorgan Chase 2001 Annual Report 43

management’s discussion and analysis
J.P. Morgan Chase & Co.

Compensation expense

Compensation expense declined 6% in 2001, primarily as a result of headcount reductions, particularly in areas affected by the merger such as the Investment Bank and Investment Management & Private Banking. Also contributing to the decline were lower incentives as a result of a lower level of earnings. These items were partially offset by higher compensation expense, reflecting the full-year impact of Flemings in 2001, the addition of the mortgage business of Advanta, and new hiring at Home Finance and Cardmember Services related to the growth in their business volume.

The total number of full-time equivalent employees at December 31, 2001 was 95,812, a decrease of 3,945 employees from the prior year-end, reflecting headcount reductions at businesses that were impacted by the merger, particularly IB and IMPB, partly offset by an increase in RMMFS.

Occupancy, technology and communications

The increase of $54 million in occupancy expense was primarily attributable to the Flemings acquisition, additional space requirements of several business segments, and the moderate increase in utility, maintenance and building administration costs. These were partially offset by the savings derived from the consolidation of offices and the relocations of certain functions from the New York metropolitan area to the South and Southwest regions of the United States.

Technology and communications expense reflected the increase in depreciation expense associated with upgrades to the Firm’s hardware systems and software applications. Also contributing to the increase were the costs of more sophisticated telecommunications systems, including greater requirements for market data used in trading activities and research at the Investment Bank, as well as the leasing and maintenance of more advanced computer and other equipment.

Other expense

Other operating expense decreased $245 million from 2000 due to the following (for the table on other expense, see page 74):

•	Lower all other expense of $171 million due to decreases in operating losses and employee-related recruitment and relocation expenses;

•	Lower professional services of $64 million, reflecting fewer requirements for legal services stemming from the slowdown in the Investment Bank’s business volume, and less need for information technology consultants due to a reduction in non-merger-related projects;

•	Lower travel and entertainment of $37 million, driven by the slowdown in business activities, which reduced air travel and hotel expenses, and implementation of cost-containment measures;

partly offset by:

•	Higher outside services of $21 million, reflecting an increase in outsourced data processing and mortgage closing costs associated with the significant increase in securities and cash transactions at Treasury & Securities Services and origination volume at Home Finance, respectively.

Expenses related to the attacks on the World Trade Center were immaterial. The branch located at the World Trade Center was destroyed and the Firm experienced some temporary dislocations in its downtown Manhattan offices, but there were no significant operational losses.

Amortization of intangibles

The increase was largely attributable to the full-year impact of goodwill associated with the acquisitions of Flemings and The Beacon Group, LLC in mid-2000. For a discussion on the impact of SFAS 142 on the Firm’s amortization of intangibles expense in 2002, see page 62.

Merger and restructuring costs

Management initially estimated that the Firm would incur one-time costs of $3.2 billion in connection with the merger of J.P. Morgan and Chase. These costs consisted of a $1.25 billion merger charge that was recorded on the December 31, 2000 merger date and $1.95 billion of other costs to be incurred in 2001 and 2002 that were not accruable under existing accounting pronouncements.

In September 2001, management estimated that $1.05 billion of additional merger costs (consisting primarily of systems integration costs, facilities costs and retention payments) and severance costs for the right-sizing of employee levels in certain businesses (2,000 employee reductions) beyond that planned at the time of the merger would be incurred in the remainder of 2001 and 2002. At that time, management also increased its estimate of related expense savings from the $2.0 billion originally estimated at the time of the merger to $3.6 billion. During 2001, the Firm incurred total merger and right-sizing costs of $2.3 billion. At December 31, 2001, cumulative merger-related and right-sizing employee reductions, including attrition, since the merger announcement date, have been approximately 8,200.

In December 2001, management again revised its estimate of total merger and right-sizing costs to be incurred in 2002 to be approximately $1 billion, representing an increase of approximately $250 million from the total costs previously estimated. At the same time, management increased its estimate of expense savings to be realized from $3.6 billion to $3.8 billion.

For the past few years, the Firm has been relocating several businesses to Florida, Texas and Massachusetts. Management continues to estimate that $200 million of relocation costs will be incurred in 2002, resulting in cumulative relocation costs of $585 million and related expense savings of $80 million in 2003 increasing to $140 million in 2007.

Credit costs

Credit costs on an operating basis are composed of the provision for loan losses related to loans on the Consolidated balance sheet and the provision for credit card receivables that have been securitized.

Year ended December 31,
(in millions)	2001	2000

Provision for loan losses	$3,185	$1,377

Credit costs associated with credit card securitizations	1,048	990

Operating credit costs	$4,233	$2,367

Credit costs increased 79% in 2001 due to the impact of the economic slowdown on both the commercial and consumer credit portfolios. In 2001, the Firm increased the loan loss allowance by $850 million. For a further discussion of these costs, see page 54.

44 JPMorgan Chase 2001 Annual Report

Income taxes

JPMorgan Chase recognized income tax expense on a reported basis of $847 million in 2001, compared with $3.01 billion in 2000. The effective tax rate was 33.0% in 2001 compared with 34.4% in 2000. The decrease in the effective tax rate in 2001 as compared with 2000 was principally a result of the decrease in reported income before income tax expense. JPMorgan Chase’s effective tax rate in 2002 will likewise be affected by the overall level of reported pre-tax earnings.

Risk management

The major risks to which the Firm is exposed are:

•	Credit risk

•	Market risk

•	Operational and business risks

•	Liquidity risk

•	Private equity risk

Risk management at JPMorgan Chase is guided by several principles, including:

•	Defined risk governance

•	Independent oversight

•	Continual evaluation of risk appetite, managed through risk limits

•	Portfolio diversification

•	Disciplined risk assessment and measurement, including Value-at-risk analysis and portfolio stress testing

•	Performance measurement (SVA) that allocates risk-adjusted capital to business units and charges a cost against that capital

Risk management and oversight begins with the Risk Policy Committee of the Board of Directors, which reviews the governance of these activities, delegating the formulation of policy and day-to-day risk oversight and management to the Executive Committee and to the two corporate risk committees:

•	Capital

•	Risk Management

The Executive Committee provides guidance regarding strategies and risk appetite and is responsible for an integrated view of risk exposures, including the interdependencies among JPMorgan Chase’s various risk categories.

The Capital Committee focuses on firm-wide capital planning, internal capital allocation and liquidity risk. The Risk Management Committee focuses on credit risk, market risk, operational and business risks, private equity risk and fiduciary risk. Both risk committees have decision-making authority, with major policy decisions and risk exposures subject to review by the Executive Committee.

In addition to the Risk Policy Committee, the Audit Committee of the Board of Directors reviews with management the system of internal controls and financial reporting that is relied upon to assure compliance with the Firm’s operational risk management processes.

The Firm’s use of SVA, which incorporates a risk-adjusted capital methodology as its primary performance measure, has strengthened its risk management discipline by charging the businesses the cost of capital linked to the risks associated with their respective activities. The result of this discipline has been controlled growth in, and a lower risk profile for, the assets on the Firm’s balance sheet.

JPMorgan Chase 2001 Annual Report 45

management’s discussion and analysis
J.P. Morgan Chase & Co.

Capital management

JPMorgan Chase’s capital management framework helps to optimize the use of capital by:

•	Determining the amount of capital commensurate with:

•	Internal assessments of risk as estimated by the Firm’s economic capital allocation model

•	The Firm’s goal to limit losses, even under stress conditions

•	Targeted regulatory ratios and credit ratings

•	The Firm’s liquidity risk management strategy

•	Directing capital investment to activities with the most favorable risk-adjusted returns

•	Defining the most efficient composition of the Firm’s capital base

Available versus required capital

December 31, (in billions)	2001	2000

Common stockholders’ equity	$40.1	$40.8

Required economic capital:

Credit risk	13.6	12.4

Market risk	3.9	3.6

Operating risk	6.8	9.5

Private equity risk	5.3	6.7

Goodwill	8.8	9.5

Asset capital tax	3.7	4.0

Diversification effect	(9.0)	(10.4)

Total required economic risk capital	$33.1	$35.3

Capital in excess of required economic capital	$7.0	$5.5

Economic risk capital: JPMorgan Chase assesses capital adequacy by measuring risk utilizing internal risk assessment methodologies. The Firm assigns economic capital based primarily on four risk factors. The methodology quantifies credit, market and operating risk for each business and, for JPMP, private equity risk, and assigns capital accordingly. These methodologies are discussed in the risk management sections of this Annual Report.

Capital also is assessed against business units for certain nonrisk factors. Businesses are assessed capital equal to 100% of any goodwill or certain other intangibles generated through acquisitions. Additionally, JPMorgan Chase assesses an “asset capital tax” against managed assets and some off-balance sheet instruments. These assessments recognize that certain minimum regulatory capital ratios must be maintained by the Firm. JPMorgan Chase also estimates the portfolio effect on required economic capital based on correlation of risk in stress scenarios across risk categories. This estimated diversification benefit leads to a reduction in required economic capital for the Firm.

The total required economic capital for JPMorgan Chase as determined by its models and after considering the Firm’s estimated diversification benefits is then compared with available common stockholders’ equity to evaluate overall capital utilization. The Firm’s policy is to maintain an appropriate level of excess capital to provide for growth and additional protection against losses.

Regulatory capital: JPMorgan Chase’s primary federal banking regulator, the Federal Reserve Board, establishes capital requirements, including well-capitalized standards and leverage ratios, for the consolidated financial holding company and its state-chartered banks, including JPMorgan Chase Bank. The Office of the Comptroller of the Currency establishes similar capital requirements and standards for the Firm’s national bank subsidiaries, including Chase Manhattan Bank USA, National Association. As of December 31, 2001, the financial holding company and its banking subsidiaries maintained capital levels well in excess of the minimum capital requirements and in excess of well-capitalized standards.

Additional information regarding the Firm’s capital ratios as well as a more detailed discussion of federal regulatory capital standards are presented in Note 21 on pages 88-89 of this Annual Report.

Currently, the Firm’s most important regulatory capital target is to maintain a Tier 1 capital ratio in the range of 8% to 8.25%. The Capital Committee reviews the Firm’s capital targets and policies regularly in light of changing economic conditions and business needs. Capital generated in excess of the Tier 1 capital target and the Firm’s assessment of necessary excess capital could be used for purchases of JPMorgan Chase common stock or for future investment opportunities. The components of the Firm’s Tier 1 and total capital are reflected in Note 21 on pages 88-89 of this Annual Report.

Stock repurchases: In July 2001, JPMorgan Chase’s Board of Directors authorized the repurchase of up to $6 billion of the Firm’s common stock, net of any issuance for employee benefit plans. In the latter half of 2001, the Firm repurchased approximately 21.9 million shares worth $871 million. These repurchases were offset by the net issuance of 5.7 million shares during the same period under JPMorgan Chase’s various stock-based employee benefit plans. Management anticipates significant repurchases only when the operating income of the Firm improves and generation of internal excess capital accelerates.

Dividends: In the first quarter of 2001, JPMorgan Chase raised the quarterly cash dividend on its common stock to $0.34 per share from $0.32 per share. In recent years, JPMorgan Chase has had a policy of paying common stock dividends at a level that over time would be in the range of 25%-35% of an amount equal to operating earnings less preferred stock dividends. The Firm continues to consider this range an appropriate target over the medium- and long-term. However, dividends above this range may be declared for a period if the Firm’s results for the relevant period are below what the Firm considers its medium- or long-term operating earnings capacity, as has been the case for the past several quarters. Dividends declared in any quarter will be determined by JPMorgan Chase’s Board of Directors after taking into consideration factors such as the Firm’s current earnings, expected medium- and long-term operating earnings, financial condition, regulatory capital position and applicable governmental regulations and policies.

46 JPMorgan Chase 2001 Annual Report

Credit risk management

Credit risk is the risk of loss due to borrower or counterparty default. This risk is managed at both the transaction and portfolio levels. Credit risk management processes are designed to preserve the independence and integrity of the risk assessment process.

Risk management

Credit risk management begins with an assessment of the risk of loss resulting from the default by a borrower or counterparty. All credit exposures are assessed, whether on- or off-balance sheet. These exposures include loans, receivables under derivative and foreign exchange contracts, and lending-related commitments (e.g., letters of credit and undrawn commitments to extend credit).

Using statistical techniques, estimates are made of both expected losses (average losses over a cycle) and unexpected losses for each segment of the portfolio. Unexpected losses represent the potential volatility of actual losses relative to the expected level of loss. Expected losses are used to set risk-adjusted loss provisions, whereas unexpected losses drive the allocation of credit risk capital by portfolio segment. Within the consumer businesses, capital allocations are differentiated by product and product segment. In the commercial portfolio, capital allocations are differentiated by risk rating and maturity. Off-balance sheet exposures are converted to loan equivalent amounts, based on their probability of being drawn, before applying the expected loss and capital factors. The credit risk profile of each business unit is an important factor in assessing its financial performance.

Expected credit losses alone are not key indicators of risk. For commercial assets, if losses were entirely predictable, then the expected loss rate could be factored into pricing and covered as a normal and recurring cost of doing business. Unexpected losses (i.e., the uncertainty of loss rates relative to expected levels) are what create risk and represent the primary focus of credit risk management.

The risks of the consumer and commercial portfolios are markedly different. Broadly speaking, losses on consumer exposures are more predictable, less volatile and less cyclical than losses on commercial exposures. For the latter, the loss volatility can be much greater over the course of an economic cycle.

JPMorgan Chase’s managed credit-related assets totaled $310 billion at December 31, 2001, essentially flat from year-end 2000. The portfolio continues to be well-balanced between commercial and consumer assets. At December 31, 2001, consumer assets represented 43% of the total managed credit-related portfolio, compared with 37% at December 31, 2000.

Credit risk management processes

The credit risk management process is guided by policies and procedures established by the Credit Risk Policy group. At both the business unit and corporate level, processes are in place that are designed to ensure that risks are accurately assessed, properly approved and continuously monitored.

Credit Risk Policy also has primary responsibility for the credit risk measurement framework, allocating the cost of credit, evaluating the portfolio risk profile and assessing concentration risks, setting limits to provide for adequate portfolio diversification, validating internal risk grades and managing problem assets.

Within each major business unit, there is an independent credit risk management function that reports jointly to the relevant business executive and to the Vice Chairman for Finance, Risk Management and Administration. These functions are responsible for managing credit decisions on a day-to-day basis. They approve significant new transactions and product offerings, have the final authority over credit risk assessments and monitor the credit risk profile of the business unit’s portfolio.

Credit risk management of commercial assets
 Within the commercial sector, credit risk management begins with the client selection process. A global industry approach allows the Firm to monitor and evaluate a given industry’s risk profile; exposures thus can be managed in industries deemed to have increasing risk profiles. The Firm’s international strategy, particularly in emerging markets, is to focus on the largest, leading firms with cross-border financing needs.

2001 highlights

Despite a difficult economic environment in 2001, the overall quality of both the commercial and consumer credit portfolios remained sound

•	The commercial loan portfolio declined 12% in 2001, reflecting, in part, the Firm’s strategy of managing risk through the origination of loans for distribution and its desire to reduce commercial credit

•	Commercial credit-related assets considered investment-grade equivalent declined to 65% at December 31, 2001 from 67% at year-end 2000

JPMorgan Chase 2001 Annual Report 47

management’s discussion and analysis
J.P. Morgan Chase & Co.

Concentration management continues to be a key tool in managing commercial credit risk. The Firm manages concentrations by obligor, risk grade, industry, product and geographic location. From the perspective of portfolio risk management in the aggregate, concentration management is enhanced by the Firm’s established strategy of loan origination for distribution as well as the purchase of credit protection.

Credit risk management of consumer assets

Consumer credit risk management uses sophisticated portfolio modeling, credit scoring and decision support tools to project credit risks and establish underwriting standards. Risk parameters are established in the early stages of product development, and the cost of credit risk is an integral part of the pricing and evaluation of a product’s profit dynamics. Consumer portfolios are monitored to identify deviations from expected performance and shifts in consumers’ patterns of behavior.

2002 view

The Firm continues to view credit as a lagging economic indicator. The economic and associated credit environments are expected to remain challenging in 2002.

In the consumer sector, the Firm currently anticipates higher loan losses and charge-off rates in 2002, reflecting both ongoing portfolio growth and a continuation of the difficult economic environment.
Managed credit-related assets
At December 31
(in billions)

2000
Commercial Loans                   $119.5
Derivative and FX contracts      $76.4
Consumer Loans                     $114.5

2001
Commercial Loans                    $104.9
Derivative and FX contracts       $71.2
Consumer Loans                       $134.0

Credit-related portfolio

The following table presents a summary of managed credit-related information for the dates indicated:

	Credit-related		Nonperforming				Past due 90 days and		Average annual
As of or for the year ended	assets		assets(d)		Net charge-offs		over and accruing		net charge-off rate
December 31,
(in millions, except ratios)	2001	2000	2001	2000	2001	2000	2001	2000	2001	2000

Commercial loans	$104,864	$119,460	$1,997	$1,434	$982	$400	$35	$99	0.87%	0.33%

Derivative and FX contracts	71,157	76,373	170	37	NA	NA	—	—	NA	NA

Total commercial credit-related	176,021	195,833	2,167	1,471	982	400	35	99	0.87	0.33

Consumer loans(a)	134,004	114,461	499	384	2,401	1,977	943	788	1.92	1.82

Charge to conform to FFIEC policy(b)					—	93

Total	$310,025	$310,294	$2,666	$1,855	$3,383	$2,470	$978	$887	1.42%	1.08%

Assets acquired as loan satisfactions			124	68

Total			$2,790	$1,923

Other receivables(c)			1,130	—

Total nonperforming assets			$3,920	$1,923

(a)	Includes securitized credit cards. For a further discussion of credit card securitizations, see page 27.

(b)	In 2000, the Firm incurred a $93 million charge to conform its policies to the Federal Financial Institutions Examination Council’s (“FFIEC”) revised policy establishing uniform guidelines for charge-offs of consumer loans to delinquent, bankrupt, deceased and fraudulent borrowers. Of this total amount, $12 million related to credit cards on the balance sheet, $13 million related to securitized credit cards, $35 million related to residential mortgages, $30 million related to auto financings and $3 million related to other loans.

(c)	This amount relates to the Enron-related surety receivables and letter of credit, which are the subject of litigation with credit-worthy entities.

(d)	Nonperforming assets have not been reduced for credit protection (single name credit default swaps and collateralized loan obligations) relating to nonperforming counterparties in amounts aggregating $42 million and $36 million at December 31, 2001 and 2000, respectively.

NA-	Not applicable. Derivative and FX contracts are marked-to-market, and valuation adjustments are included in trading revenues.

48 JPMorgan Chase 2001 Annual Report

Commercial portfolio

The following table presents commercial credit-related information for the dates indicated:

	Credit-related		Nonperforming				Past due 90 days and		Average annual
As of or for the year ended	assets		assets(b)		Net charge-offs		over and accruing		net charge-off rate
December 31,
(in millions, except ratios)	2001	2000	2001	2000	2001	2000	2001	2000	2001	2000

Commercial loans

Domestic commercial:

Commercial and industrial	$56,680	$64,031	$1,186	$727	$796	$269	$11	$95	1.13%	0.43%

Commercial real estate	4,148	4,834	56	65	(2)	(5)	19	3	NM	NM

Financial institutions	5,608	7,342	33	29	23	26	—	—	0.32	0.32

Total domestic commercial loans	66,436	76,207	1,275	821	817	290	30	98	1.02	0.38

Foreign commercial:

Commercial and industrial	33,530	37,002	679	556	162	118	5	1	0.52	0.29

Commercial real estate	167	1,470	9	9	—	—	—	—	—	—

Financial institutions	3,570	3,976	23	13	(6)	(8)	—	—	NM	NM

Foreign governments	1,161	805	11	35	9	—	—	—	1.21	—

Total foreign commercial loans	38,428	43,253	722	613	165	110	5	1	0.50	0.25

Total commercial loans	104,864	119,460	1,997	1,434	982	400	35	99	0.87	0.33

Derivative and FX contracts

Commercial and industrial(a)	34,432	30,874	165	11	NA	NA	—	—	NA	NA

Financial institutions	36,725	45,499	5	26	NA	NA	—	—	NA	NA

Total derivative and FX contracts	71,157	76,373	170	37	NA	NA	—	—	NA	NA

Total commercial credit-related	$176,021	$195,833	$2,167	$1,471	$982	$400	$35	$99	0.87%	0.33%

Other receivables(c)			1,130	—

Total commercial nonperforming assets			$3,297	$1,471

(a)	Includes foreign governments.

(b)	Nonperforming assets have not been reduced for credit protection (single name credit default swaps and collateralized loan obligations) relating to nonperforming counterparties in amounts aggregating $42 million and $36 million at December 31, 2001 and 2000, respectively.

(c)	This amount relates to the Enron-related surety receivables and letter of credit, which are the subject of litigation with credit-worthy entities.

NA- Not applicable. Derivative and FX contracts are marked-to-market, and valuation adjustments are included in trading revenues.
NM- Not meaningful.

Commercial credit-related assets
Risk profile
At December 31

Investment-grade equivalent
1999  68.1%
2000  67.0%
2001  65.4%

Noninvestment-grade equivalent
1999  31.2%
2000  32.2%
2001  33.4%

Nonperforming
1999  0.7%
2000  0.8%
2001  1.2%

Loan origination for distribution
 The Firm’s business strategy remains one of origination for distribution. The majority of the Firm’s wholesale loan originations continue to be distributed into the marketplace. The commercial loan portfolio declined 12% in 2001 reflecting, in part, the results of the Firm’s strategy to originate for distribution as well as the Firm’s ongoing goal of reducing its exposure to commercial credit. In addition, the Firm’s SVA discipline continues to discourage the retention of loan assets that do not generate a positive return above the cost of risk-adjusted capital. SVA remains a critical discipline in selecting loan assets to add to the Firm’s balance sheet, particularly when combined with other credit and capital management disciplines (e.g., credit derivatives).

Purchase of credit protection
 The Firm uses credit derivatives, as well as cash and synthetic collateralized loan obligations (“CLOs”), to reduce the credit risk of, and the internal economic capital allocated to loans, loan commitments, and derivatives. The use of credit derivatives to hedge exposures does not reduce the reported level of assets on the balance sheet or the level of reported off-balance sheet commitments. The notional amounts outstanding relating to single name credit default swaps and CLOs were approximately $19.0 billion and approximately $18.7 billion, respectively, at December 31, 2001.

Commercial credit quality
 At December 31, 2001, 65% of the Firm’s commercial credit-related assets were considered investment-grade equivalent, while approximately 35% were considered non-investment-grade equivalent, of which 1% was nonperforming.

Total commercial nonperforming assets were $3.297 billion at December 31, 2001. Excluding the $1.130 billion of nonperforming Enron-related other receivables, commercial nonperforming assets were $2.167 billion, an increase of $696 million from year-end 2000, which equaled approximately 1% of the total commercial credit-related assets.

JPMorgan Chase 2001 Annual Report 49

management’s discussion and analysis
J.P. Morgan Chase & Co.

Unfunded commercial lending commitments
 The Firm’s unfunded commercial lending-related commitments at December 31, 2001 totaled $248 billion, down from $263 billion at the year-end 2000; 85% of these unfunded commitments were considered investment grade equivalent and 15% were considered non-investment grade equivalent, which were essentially unchanged from the prior year. For a breakdown of the unfunded commitments outstanding at December 31, 2001, by remaining maturity, see page 60.

The risk profile of the Firm’s total commercial credit exposure at December 31, 2001 (loans, derivatives and unfunded commitments) was considered 77% investment grade equivalent and 23% non-investment grade equivalent.

Commercial credit exposure

At December 31, 2001		%	%
		Investment	Maturing
(in billions)	Outstandings	grade	<1yr

Loans	$105	54%	44%

Derivatives	71	83	21

Credit-related assets	176	65	35

Commitments	248	85	63

Total	$424	77%	51%

Net charge-offs
 In 2001, commercial net charge-offs increased by $582 million, or 146%, compared with 2000. The increase was primarily the result of higher domestic commercial net charge-offs, including increased net charge-offs in the telecommunications sector and for Enron. The annual commercial loan net charge-off rate for 2001 had been expected to be in the range of 60 basis points (0.60%) of the total commercial loan portfolio. In 2001, the actual net charge-off rate on average commercial loans was 0.87%. In 2000, the net charge-off rate was 0.33%.

Diversification
 The Firm remains highly focused on diversifying its commercial credit-related assets. The graph below displays the Firm’s 10 largest credit-related industry groups.

•	Commercial Banking, traditionally the largest industry group, continues to reflect the Firm’s market-leading position in derivatives and in providing credit to this industry. The portfolio continues to be high-quality, predominantly investment grade equivalent.

•	The second largest industry group is Holding and Investment Companies. The underlying exposures in this group are not highly correlated and remain high quality.

•	The third largest industry group represents extensions of credit to securities brokers, dealers and exchanges. Like commercial banking, the risk profile of this portfolio is predominantly investment grade equivalent. As a leading primary dealer, the Firm has significant credit relationships with other primary dealers in this industry.

•	The remaining industry groups contribute to the further diversification of total commercial outstandings. These industry groups, including Telecommunications Services, are continuously monitored with respect to risk profile, industry composition and portfolio size. For example, telecommunications credit-related assets were reduced from $10.1 billion at mid-year 2001 to $8.4 billion at December 31, 2001. The Firm has placed limits on its exposure to the higher risk segments of this portfolio; emerging telecom credit-related assets totaled $1.5 billion at December 31, 2001.

50 JPMorgan Chase 2001 Annual Report

Commercial loans

Commercial and industrial: The commercial and industrial (“C&I”) portfolio consists primarily of loans made to large corporate and middle market customers. The domestic C&I portfolio declined $7.4 billion from 2000 year-end. Nonperforming domestic C&I loans increased over 2000, while net charge-offs in 2001 were $796 million, or 1.13% of the average portfolio, higher in both absolute dollar and percentage terms relative to 2000.

The foreign C&I portfolio totaled $33.5 billion at December 31, 2001, representing a $3.5 billion decline in outstandings from 2000 year-end levels. Nonperforming foreign C&I loans increased by $123 million, or 22%, due primarily to an increase in nonperforming loans in Latin America (largely Argentina), offset in part by declines in Asia. Net charge-off levels for 2001 increased from the prior year by $44 million, or 37%, reflecting higher charge-offs in Europe and Latin America in 2001, partly offset by lower charge-offs in Asia.

Commercial real estate: The commercial real estate portfolio represents loans secured primarily by real property (other than loans secured by mortgages on 1-4 family residential properties, which are included in the consumer loan portfolio). Domestic commercial real estate loans decreased $686 million from year-end 2000, principally as a result of sales and repayments.

Financial institutions: The financial institutions portfolio includes loans to commercial banks and companies whose businesses primarily involve lending, financing, investing, underwriting or insurance. Loans to financial institutions decreased $2.1 billion in 2001 from 2000 levels, primarily in the domestic portion of the portfolio. Nonperforming financial institution loans increased by $14 million in 2001, primarily in the foreign portfolio. The total portfolio experienced net charge-offs of $17 million in 2001, compared with $18 million in 2000.

Enron-related exposure
The Firm’s exposure to Enron at the time it declared bankruptcy was approximately $2.6 billion. At year-end 2001, after giving effect to net charge-offs, write-downs and payments of $0.5 billion, Enron-related exposure was $2.1 billion. The following table provides details of Enron-related exposure at year end:

December 31, 2001 (in millions)	Exposure

Unsecured(a)	$169

Secured by pipelines and other assets	440

Credit-worthy joint ventures	74

Surety receivables and letter of credit	1,130

Debtor-in-possession financing (“DIP”)(b)	250

Total Enron-related exposure	$2,063

(a)	Includes $58 million in undrawn letters of credit.

(b)	DIP financings are backed by the unencumbered assets of the company, and the lender receives priority from the bankruptcy court in terms of payment. There have been no drawdowns as of February 26, 2002.

Nonperforming Enron-related assets at December 31, 2001 were comprised of $98 million of nonperforming loans, $45 million of nonperforming derivatives, and the $1,130 million of nonperforming other receivables, which represent surety receivables and a letter of credit that are the subject of litigation with insurance companies and a foreign bank.

Derivative and foreign exchange contracts

In the normal course of business, the Firm utilizes derivative and foreign exchange financial instruments to meet the financial needs of its customers, to generate revenues through its trading activities, to manage its exposure to fluctuations in interest and currency rates, and to manage the Firm’s own credit risk.

The Firm uses the same credit risk management procedures when entering into derivative and foreign exchange transactions as those used for traditional lending products. In addition, the Firm actively manages the credit risk of the derivative counterparties with credit, interest rate, foreign exchange, equities and commodity derivatives.

In terms of credit risk outstanding exposure, the true measure of risk from derivative and foreign exchange contracts is the mark-to-market value of the contracts at a point in time (i.e., the cost to replace the contract at the current market rates should the counterparty default prior to the settlement date). For most derivative transactions, the notional principal amount does not change hands; it is simply an amount that is used as a reference upon which to calculate payments. While notional principal is the most commonly used volume measure in the derivative and foreign exchange markets, it is not a measure of credit risk. The $24 trillion of notional principal of the Firm’s derivative and foreign exchange contracts outstanding at December 31, 2001, does not represent a proxy for, and significantly exceeds the possible credit losses that could arise from such transactions. At December 31, 2001, the associated mark-to-market value of the contracts, or the amount owed to the Firm, was $71 billion after taking into consideration the benefit of legally enforceable master netting agreements. Further, after taking into account $20 billion of collateral held by the Firm at year-end, the net credit exposure owed to the Firm relating to derivative and foreign exchange contracts was $51 billion.

The Firm’s primary counterparties in derivative and foreign exchange transactions are investment-grade financial institutions, most of which are dealers in these products. The investment-grade equivalent portion of the derivative and foreign exchange contracts portfolio was 83% at December 31, 2001.

Many of the Firm’s derivative and foreign exchange contracts are short term, which also mitigates credit risk, since these transactions settle quickly. The table on the next page provides the remaining maturities of derivative and foreign exchange contracts outstanding at December 31, 2001 and 2000. The maturity profile remained relatively consistent with the prior year.

At December 31, 2001, the Firm had approximately $41 billion in notional value related to energy trading commodity contracts with unrealized gains of $4.3 billion and unrealized losses of $2.8 billion.

At December 31, 2001, nonperforming derivative contracts were $170 million, compared with $37 million at December 31, 2000.

JPMorgan Chase 2001 Annual Report 51

management’s discussion and analysis
J.P. Morgan Chase & Co.

Maturity profile

	2001				2000

	Interest	Foreign	Equity,		Interest	Foreign	Equity,
	rate	exchange	commodity and		rate	exchange	commodity and
December 31,	contracts	contracts	other contracts	Total	contracts	contracts	other contracts	Total

Less than 1 year	13%	84%	33%	21%	12%	89%	40%	28%

1 to 5 years	45	14	58	43	45	9	57	41

Over 5 years	42	2	9	36	43	2	3	31

Total	100%	100%	100%	100%	100%	100%	100%	100%

Percentages are based upon remaining contract life of mark-to-market exposure amounts.

Country exposure

The Firm has a process for measuring and managing its country exposures and risk. Exposures to a country include all credit-related lending, trading and investment activities.

The table below presents JPMorgan Chase’s exposure to selected countries. This disclosure is based on management’s view of country exposure. Amounts as of December 31, 2000 have been restated to conform to the current presentation.

The Firm has been closely managing its exposure to Argentina over the last several quarters and, in particular, in the months leading up to the government’s announcement of a restructuring of its bond obligations. Since March of 2001, the Firm reduced its exposure to Argentina from $1.8 billion to $0.6 billion (before loan loss allowances). The latter number includes the effect of fair value adjustments on the derivatives portfolio ($0.2 billion) and write-downs of market positions ($0.1 billion) taken by the end of December 2001.

In addition, the Firm took a $140 million provision against its loans to Argentina. The increase in the Firm’s exposure to Brazil was largely concentrated in short-term lending and trading activity.

Selected country exposure

	At December 31, 2001
							At Dec 31,
	Cross-border						2000
					Total	Total	total
(in billions)	Lending(a)	Trading(b)	Other(c)	Total	local(d)	exposure(e)	exposure(e)

Brazil	$1.0	$0.8	$0.6	$2.4	$0.9	$3.3	$2.4

Mexico	1.2	0.7	0.3	2.2	0.4	2.6	3.3

Argentina	0.3	0.2	—	0.5	0.1	0.6	1.4
Venezuela	0.2	0.1	—	0.3	—	0.3	0.4

South Africa	0.2	0.3	0.1	0.6	0.1	0.7	1.3

Japan	2.9	3.5	0.6	7.0	3.7	10.7	14.4

Indonesia	0.4	0.1	—	0.5	0.1	0.6	0.9

Turkey	0.1	0.1	0.1	0.3	—	0.3	0.7

(a)	Lending includes loans and accrued interest receivable, interest-bearing deposits with banks, acceptances, other monetary assets, issued letters of credit, and undrawn commitments to extend credit.

(b)	Trading includes (1) issuer exposure on cross-border debt and equity instruments, held in both trading and investment accounts, adjusted for the impact of issuer hedges including credit derivatives; and (2) counterparty exposure on derivative and foreign exchange contracts as well as security financing trades (resale agreements and securities borrowed). The amounts associated with derivative and foreign exchange contracts are presented on a mark-to-market (“MTM”) basis after taking into account the impact of legally enforceable master netting agreements, as well as collateral. MTM on such contracts may fluctuate in response to market moves in underlying asset values. The Firm’s internal risk model incorporates the correlation between such asset values (including value of collateral) and a counterparty’s credit worthiness. Amounts reflect any fair value adjustment on derivative positions.

(c)	Mainly local exposure funded cross-border.

(d)	Local exposure is defined as exposure to a country denominated in local currency, booked and funded locally.

(e)	Total exposure includes exposure to both government and private sector entities in a country.

Consumer portfolio

The following table presents managed consumer credit-related information for the dates indicated:

	Credit-related		Nonperforming				Past due 90 days and		Average annual
As of or for the year ended	assets		assets		Net charge-offs		over and accruing		net charge-off rate
December 31,
(in millions, except ratios)	2001	2000	2001	2000	2001	2000(c)	2001	2000	2001	2000(c)

Consumer loans

Domestic consumer:

1-4 family residential mortgages	$59,430	$50,302	$280	$269	$50	$36	$—	$2	0.09%	0.08%

Credit card – reported	19,387	18,495	22	26	990	693	449	327	5.09	5.00

Credit card securitizations(a)	21,424	17,871	—	—	1,048	977	457	387	5.83	5.20

Credit card – managed	40,811	36,366	22	26	2,038	1,670	906	714	5.45	5.12

Auto financings	25,667	19,802	118	76	137	89	1	1	0.59	0.46

Other consumer(b)	8,096	7,991	79	13	176	182	36	71	2.17	1.88

Total consumer loans	$134,004	$114,461	$499	$384	$2,401	$1,977	$943	$788	1.92%	1.82%

(a)	Represents the portion of credit card receivables that have been securitized.

(b)	Consists of installment loans (direct and indirect types of consumer finance), student loans, unsecured revolving lines of credit and foreign consumer loans.

(c)	Excludes the effect of the FFIEC-related charge of $93 million.

52 JPMorgan Chase 2001 Annual Report

JPMorgan Chase’s consumer portfolio consists primarily of mortgages, credit cards and auto financings. This portfolio is predominately domestic and continues to be geographically well-diversified.

The Firm’s managed consumer portfolio totaled $134 billion at December 31, 2001, an increase of $20 billion, or 17%, from 2000. The following pie graph provides a summary of the consumer portfolio by loan type at 2001 year-end and each loan type’s respective charge-off rate. The Firm’s largest component, residential mortgage loans, comprised 44% of the total consumer portfolio and is primarily secured by first mortgages.

Consumer managed loan portfolio
Residential mortgage     44%
     Charge-off rate:
          2001 — 0.09%
          2000 — 0.08%

Credit card managed       31%
     Charge-off rate:
          2001 — 5.45%
          2000 — 5.12%

Auto                                  19%
     Charge-off rate:
          2001 — 0.59%
          2000 — 0.46%

Other consumer                 6%
     Charge-off rate:
          2001 — 2.17%
2000 — 1.88%

Consumer loans

Residential mortgage loans: 1-4 family residential mortgage loans increased 18% during 2001. While net charge-offs for 2001 increased $14 million, or 39%, over the prior year, the 2001 net charge-off rate remained low at 0.09%, reflecting the continued strong credit quality of the portfolio.

Credit card loans: The Firm analyzes its credit card portfolio on a “managed basis,” which includes credit card receivables on the balance sheet as well as credit card receivables that have been securitized.

Managed credit card receivables increased 12% during 2001. The increase in the net charge-off rate was a result of higher consumer bankruptcy levels as well as higher contractual losses (i.e., losses on accounts not bankrupt).

A new collection system for Cardmember Services was installed in the fourth quarter of 2000, the benefits of which were evidenced in 2001. This system significantly improved the productivity of collections and the accuracy and sophistication of risk prediction models, as well as enabling the Firm to move more quickly to decrease credit card lines for high-risk accounts.

Auto financings: Auto financings increased 30% from year-end 2000, reflecting strong consumer demand during the second half of 2001 as a result of favorable pricing programs. The moderately higher charge-off rate in 2001 reflected consumer defaults in a weaker economic environment.

Consumer loans by geographic region

	Residential		Managed credit		Auto
	mortgage loans		card loans		financings

December 31, (in millions)	2001	2000	2001	2000	2001	2000

New York City	$6,638	$5,537	$2,431	$2,146	$2,244	$1,762

New York (excluding New York City)	4,976	3,774	2,426	2,227	868	793

Remaining Northeast	8,954	7,332	7,143	6,563	5,651	4,445

Total Northeast	20,568	16,643	12,000	10,936	8,763	7,000

Southeast	8,164	7,043	7,800	6,884	4,463	3,372

Midwest	4,060	3,747	7,901	7,135	3,668	2,206

Texas	3,566	2,686	3,434	2,952	3,495	3,338

Southwest (excluding Texas)	1,428	1,406	1,952	1,720	931	869

California	16,820	14,504	5,065	4,455	3,370	2,397

West (excluding California)	4,824	4,273	2,659	2,284	977	620

Foreign	506	292	7	6	38	22

Total	$59,936	$50,594	$40,818	$36,372	$25,705	$19,824

JPMorgan Chase 2001 Annual Report 53

management’s discussion and analysis
J.P. Morgan Chase & Co.

Allowance for credit losses

Loans
 JPMorgan Chase’s Allowance for loan losses is intended to cover probable credit losses for which either the asset is not specifically identified or the size of the loss has not been fully determined. Within the allowance, there are specific and expected loss components and a residual component.

The specific loss component covers those commercial loans deemed by the Firm to be criticized. The Firm internally categorizes its criticized commercial loans into three groups: doubtful, substandard and special mention.

Nonperforming commercial loans (excluding leases) are considered to be impaired loans. The allowance for impaired loans is computed using the methodology under SFAS 114. An allowance is established when the discounted cash flows (or collateral value or observable market price) of an impaired loan is lower than the carrying value of that loan. For purposes of computing the specific loss component of the allowance, larger impaired loans are evaluated individually, and smaller impaired loans are evaluated as a pool using historical loss experience for the respective class of assets. The criticized but still performing loans also are evaluated as a pool using historical loss rates.

The expected loss component covers performing commercial loans (except criticized loans) and consumer loans.

Expected losses are the product of default probability and loss severity. The computation of the expected loss component of the allowance is based on estimates of these factors in JPMorgan Chase’s credit risk capital model. These estimates are differentiated by risk rating and maturity for commercial loans.

The expected loss estimates for each consumer loan portfolio are based primarily on the Firm’s historical loss experience for the applicable product portfolio.

Finally, a residual component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The residual component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific losses and expected losses in both the commercial and consumer portfolios. It is anticipated that the residual component of the allowance will range between 10% and 20% of the total allowance for loan losses.

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

The Firm’s Risk Management Committee reviews, at least quarterly, the allowance for loan losses relative to the risk profile of the Firm’s credit portfolio and current economic conditions. The allowance is adjusted based on that review if, in management’s judgment, changes are warranted.

The total specific and expected allowance for commercial loan losses was $1,724 million at December 31, 2001, an increase of 13% from the prior year-end. The specific loss component was approximately $1 billion, up significantly from year-end 2000 reflecting an increase in commercial loans deemed by the Firm to be criticized. The expected loss component of the commercial allowance was approximately $700 million at year-end 2001, a decrease of approximately 20% from the prior year-end as a result of a lower level of commercial loans outstanding.

The consumer expected loss component of approximately $2.1 billion increased 46% from the prior year-end reflecting the growth in consumer portfolios and a challenging credit environment.

The residual component at December 31, 2001 was $695 million, approximately the same at year-end 2000. The residual component represented approximately 15% of the total allowance for loan losses.

The Firm’s concerns with respect to the continuing challenging credit environment are reflected in the allowance for credit losses, which was increased by $850 million over the third and fourth quarters of 2001. The allowance represented 2.08% of loans at December 31, 2001, compared with 1.70% at December 31, 2000.

As of December 31, 2001, management deemed the allowance to be adequate (i.e., sufficient to absorb losses that currently may exist but are not yet identifiable).

Lending-related commitments
 To provide for risk of losses inherent in the credit extension process, management also computes specific and expected loss components as well as a residual component for lending-related commitments, using a methodology similar to that used for the loan portfolio.

Allowance components

			Lending-related
	Loans		commitments

December 31, (in millions)	2001	2000	2001	2000

Commercial specific and expected	$1,724	$1,521	$226	$250

Consumer expected	2,105	1,444	—	—

Total specific and expected	3,829	2,965	226	250

Residual component	695	700	56	33

Total	$4,524	$3,665	$282	$283

54 JPMorgan Chase 2001 Annual Report

Market risk management

JPMorgan Chase employs comprehensive, rigorous processes to measure, monitor and control market risk.

Market risk represents the potential loss in value of portfolios and financial instruments caused by movements in market variables, such as interest and foreign-exchange rates, credit spreads, and equity and commodity prices.

The Firm employs a comprehensive approach to market-risk management for its trading, investment and asset/liability management (“A/L”) portfolios. Responsible for maintaining a sound market-risk control environment, the Firm’s Market Risk Management Group operates independently of the business units it monitors, and comprises professionals in major markets around the globe.

Limits

JPMorgan Chase controls market risk primarily through a series of limits. Approved by the Firm’s Risk Management Committee, these limits align specific risk-taking activities with the overall risk appetite of the Firm and of the individual business units.

Limits are set based on analyses of both the market environment and business strategy. The analyses encompass criteria such as market volatility, liquidity of the products involved, business track record, and management experience and depth. JPMorgan Chase reviews risk limits regularly and the Firm’s Market Risk Management Group updates the risk limits at least twice a year. The Market Risk Management Group further limits the Firm’s exposure by specifically designating which financial instruments each business unit may trade.

Types of limits and where they apply:

At the corporate level:

•	Value-at-risk (“VAR”)

•	Stress test loss advisories

At the segment and line of business levels:

•	VAR

•	Nonstatistical limits

•	P&L loss advisories

The Firm establishes VAR limits at the aggregate corporate and top-level business, or unit levels. The Firm complements VAR with restrictions on overall portfolio size, and the amount of value a portfolio can lose as measured by hypothetical stress test scenarios. Additional types of limits may apply to business sub-units. As a rule, all businesses are expected to maintain exposures within their limits. If a limit is exceeded, the business is responsible for immediately reducing exposure to a level within the limit. When this is not possible within an acceptable timeframe, senior management is consulted on the appropriate method of reducing exposure. Together, these techniques reduce the likelihood that trading losses will exceed the risk appetite of the Firm as a whole, or that of a single business.

Risk measurement

Because no single measure can reflect all aspects of market risk, the Firm uses several risk measures, both statistical and nonstatistical. This combined approach gives JPMorgan Chase a more comprehensive view of its exposure, and enhances the stability of the Firm’s revenues from market-risk-taking activities.

Risk measures:

•	Statistical risk measures

–	VAR

•	Nonstatistical risk measures

–	Stress testing

º Economic value

º Net interest income (“NII”)

–	Notional portfolio value

–	Basis point value (“BPV”)

–	Risk identification for large exposures (“RIFLE”)

Value-at-risk
 JPMorgan Chase’s statistical risk measure, VAR, gauges the dollar amount of potential loss from adverse market moves in an ordinary market environment. Each business day, the Firm undertakes a comprehensive VAR calculation that includes the trading and investment portfolios, plus all JPMorgan Chase market-risk-related A/L activities.

JPMorgan Chase’s VAR calculation is highly granular, comprising more than 500,000 positions and 220,000 market prices, e.g., securities prices, interest rates, and foreign-exchange rates. For a large portion of the Firm’s exposure, JPMorgan Chase has implemented full-revaluation VAR, which management believes tends to generate more accurate results.

To calculate VAR, the Firm uses historical simulation, which measures risk across instruments and portfolios in a consistent, comparable way. This approach assumes that actual historical changes in market prices are representative of possible future changes. The simulation is based on data for the previous 12-month period.

Key terms:

•	VAR: Worst-case loss expected within the confidence level; while larger losses are possible, they have a correspondingly low probability of actually occurring

•	Full-revaluation VAR: Method that prices each financial instrument separately, based on the actual pricing models used by the lines of business; compared with sensitivity-based VAR, which only approximates the impact of market moves on financial instrument prices

•	Back-testing: Validating a model by comparing its predictions with actual results

•	Confidence level: The probability that actual losses will not exceed estimated VAR; the greater the confidence level, the higher the VAR

JPMorgan Chase 2001 Annual Report 55

management’s discussion and analysis
J.P. Morgan Chase & Co.

All statistical models involve a degree of uncertainty, depending on the assumptions they employ. The Firm prefers historical simulation because it involves fewer assumptions about the distribution of portfolio losses than parameter-based methodologies.

To evaluate the soundness of the Firm’s VAR model, JPMorgan Chase conducts daily back-testing of VAR against actual financial results. In addition, the Firm rigorously assesses the quality of the market data, since their accuracy is critical to computing VAR.

JPMorgan Chase calculated the VAR numbers reported to the right using a one-day time horizon and a 99% confidence level. This means the Firm would expect to incur losses greater than predicted by VAR estimates only once in every 100 trading days, or about 2.5 times a year. For the year 2001, actual Firm-wide trading losses exceeded the VAR on one day, a result which does not differ significantly from the 99% confidence level.

A note on confidence levels: Commonly set between 95% and 99%, confidence levels reflect the degree to which the statistical model accurately captures the more extreme risks that can occur over the time horizon. Using a 95% confidence level (as compared with a confidence level of 99%) reduces the predicted VAR by approximately 30%.

Although no single risk statistic can reflect all aspects of market risk, the table below provides a meaningful overview of the Firm’s market risk exposure arising from trading activities and the investment and A/L portfolio. The investment and A/L activities are accounted for on an accrual basis; therefore, changes in value do not impact income results in the same manner as trading positions.

Aggregate portfolio

	Year ended December 31, 2001

	Average	Minimum	Maximum	At December 31,
(in millions)	VAR	VAR	VAR	2001

Trading portfolio:

Interest rate	$51.1	$26.1	$97.1	$85.3

Foreign exchange	7.4	3.9	16.9	8.7

Equities	21.6	8.9	36.9	10.7

Commodities	5.2	2.5	13.9	13.7

Hedge fund investments	3.1	2.5	4.2	3.5

Less:Portfolio diversification	(21.0)	NM	NM	(28.6)

Total trading VAR	67.4	48.1	103.8	93.3

Investment portfolio and A/L activities(a)	107.2	79.8	143.9	130.7

Less:Portfolio diversification	(45.4)	NM	NM	(84.2)

Total VAR(b)	$129.2	$98.2	$174.0	$139.8

(a)	Substantially all of the risk is interest-rate related.

(b)	The Firm’s aggregate VAR at the end of 2001 was higher than the average VAR primarily due to increased market volatility during November and December and to a relatively low diversification among businesses as a result of particular positions taken at that time. Corporate VAR at the end of 2001 is not necessarily indicative of the Firm’s future VAR levels.

NM-	Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect. JPMorgan Chase’s average and period-end VAR are less than the sum of the VARs of its market risk components due to risk offsets resulting from portfolio diversification.

As the chart at the top of the next page shows for 2001, JPMorgan Chase posted positive daily market risk-related revenue for 220 out of 251 days, with 89 days exceeding positive $50 million. No daily trading losses were incurred in excess of $125 million.

The inset examines the 31 days on which JPMorgan Chase posted trading losses, and depicts the amount by which the VAR was greater than the actual loss on each day. The inset shows that a loss exceeded the VAR on only one day (when the Firm recognized trading losses related to its exposure to Enron), a performance statistically consistent with the Firm’s VAR’s 99% confidence level.

Stress testing
 While VAR reflects the risk of loss due to unlikely events in normal markets, stress testing captures the Firm’s exposure to unlikely but plausible events in abnormal markets. Stress testing is equally important as VAR to the Firm in measuring and controlling its risk. The Firm stress tests its portfolios at least once a month, at both the corporate and line-of-business levels, using multiple scenarios. Scenarios are continually reviewed and updated to reflect changes in the Firm’s risk profile and economic events.

The Firm’s stress testing methodology assumes that, during an actual stress event, no action would be taken to change the risk profile of the Firm’s portfolios. This lets the Firm capture the decreased liquidity that often occurs with abnormal markets, and results, in the Firm’s view, in a conservative stress test result.

The Firm’s Risk Management Committee has established stress test loss advisories for the Firm. Should a stress test loss exceed a designated threshold, responsible business managers and senior management discuss how best to reduce the relevant risk exposure.

JPMorgan Chase conducts both economic-value and NII stress tests. Applying economic-value stress tests to the Firm’s trading portfolio, investment portfolio and A/L activities helps the Firm understand how the economic value of its balance sheet (not the amounts reported under GAAP) would be likely to change under certain scenarios.

56 JPMorgan Chase 2001 Annual Report

The following table represents the potential economic value stress test loss (pre-tax) in JPMorgan Chase’s trading portfolio predicted by JPMorgan Chase’s stress test scenarios:

Largest monthly stress test loss — pre-tax

	Year ended December 31, 2001*

(in millions)	Average	Minimum	Maximum	At December 31, 2001

Stress test loss – pre-tax	$(381)	$(118)	$(641)	$(504)

*	Corporate stress-test results for the month of December reflect updated market stress scenarios.

The more conventional NII stress test reveals the potential change in JPMorgan Chase’s net interest income over the next year. NII stress tests highlight exposures to various interest-rate-sensitive factors, such as rates (e.g., the prime-lending rate), pricing strategies on deposits, and changes in product mix. NII stress tests also take into account forecasted balance sheet changes, such as asset sales and securitizations, as well as prepayment and reinvestment behavior.

Other nonstatistical risk measures
 Nonstatistical risk measures other than stress testing include net open positions, basis point values, option sensitivities, position concentrations and position turnover. These risk measures provide additional information on an exposure’s size and the direction in which it is moving.

Some material risks may escape detection through VAR, stress testing and the nonstatistical risk measures described above. JPMorgan Chase identifies these potential earnings vulnerabilities through the RIFLE system. Individuals who manage risk positions use this system to identify potential “worst-case” losses and estimate the probability of loss. Through RIFLE, this information flows to the appropriate level of management.

Capital allocation
 JPMorgan Chase allocates market risk capital to each major business division according to a formula that weights the division’s VAR and stress test exposures.

The VAR measure captures a large number of one-day price moves, while stress tests capture a smaller number of very large price moves. Under the capital allocation formula, capital is allocated to VAR exposure and stress test exposure equally.

JPMorgan Chase 2001 Annual Report 57

management’s discussion and analysis
J.P. Morgan Chase & Co.

Operational risk management

•	Operational risk management is a principal risk discipline within the Firm

•	Business managers are responsible for maintaining a comprehensive system of internal controls in order to manage operational risk effectively

•	The Corporate Operational Risk team is executing a multi-year plan to develop a new, integrated, firm-wide approach for managing and analyzing operational risk

Operational risk is the risk of loss resulting from inadequate or failed processes or systems, human factors, or external events.

Overview

Operational risk is an inherent risk element in each of the Firm’s businesses and key support activities. Such risk can manifest itself in various ways, including breakdowns, errors, business interruptions, and inappropriate behavior of employees, and can potentially result in financial losses and other damage to the Firm.

To monitor and control such risk, the Firm maintains a system of comprehensive policies and a control framework designed to provide a sound and well-controlled operational environment. The goal is to keep operational risk at appropriate levels in view of the Firm’s financial strength, the characteristics of its businesses and the markets in which it operates, and the competitive and regulatory environment to which it is subject.

Notwithstanding its control environment, the Firm has incurred operational risk losses from time to time, and there can be no assurance that such losses will not be incurred in the future.

Components of the JPMorgan Chase operational risk management practice

The Firm’s operational risk practice is comprised of several integrated components:

Governance structure: The governance structure provides the framework for, and sets the direction of, the Firm’s operational risk management activities.

Primary responsibility for managing operational risk rests with business managers. These individuals, with the support of their staffs, are responsible for establishing and maintaining internal control procedures that are appropriate for their particular operating environments.

The Corporate Operational Risk (“COR”) team, reporting to the Firm’s Productivity and Quality Executive under the overall responsibility of the Vice Chairman for Finance, Risk Management and Administration, has oversight responsibility for the Firm’s operational risk management initiatives. The COR team is currently executing a multi-year plan to develop a new integrated operational risk approach that emphasizes active management of operational risk throughout the Firm.

In 2001, the COR team created the Operational Risk Committee (“ORC”), comprised of senior operational risk and finance managers from each of the businesses. The ORC meets quarterly to discuss key operational risk issues of importance to the Firm. In addition, each of the businesses is required by COR policy to maintain business control committees which are responsible for overseeing the operational risk management practices within their respective businesses.

Self-assessment process: In 2001, a revised, firm-wide self-assessment process was designed and implemented. The focus of the process is to identify the key risks specific to each business’ operating environment, and for each business to assess the degree to which it is maintaining internal control procedures appropriate for its operating environment.

Components of the Firm’s operational risk management practice

•	Governance structure

•	Corporate Operational Risk team oversight

•	Operational risk policies

•	Operational Risk Committee

•	Business control committees

•	Self-assessment process

•	Owned by the businesses

•	Focused on business-specific key risks and controls

•	Automated using Horizon tool

•	Risk event database

•	Internal data collected and analyzed

•	Enables comparative analysis with external data (where available)

•	Use of key risk indicators as leading indicators

•	Alignment with internal audit activities

58 JPMorgan Chase 2001 Annual Report

Year-end self-assessments were completed by the businesses in 2001 utilizing Horizon, an automated software application developed by the Firm. With the aid of Horizon, the Firm expects to move in 2002 from an annual, year-end self-assessment process to one that will be used by the businesses as an ongoing, dynamic risk management tool.

Risk event database: This database was extended firm-wide in 2001. The database enables the collection of operational event data thereby permitting analysis of errors and losses incurred (including analysis of trends and patterns), leading to a better understanding of the risk events faced by the businesses. Where available, the internal data can be supplemented with external data for comparative analysis with industry patterns. The data collected in the risk event database will also enable the Firm to back-test against self-assessment results.

Key risk indicators: Many of the businesses have incorporated “key risk indicators” for use as leading indicators in their operational risk management practices. This risk management tool will be further developed in 2002.

Audit alignment: Close collaboration between the COR team and the Firm’s internal audit function has helped further the firm-wide implementation of the operational risk approach, which in turn has led to a stronger overall control environment.

Capital allocation methodology

A combined capital amount for operational risk and business risk is derived through top-down benchmarking, by business, against comparable financial institutions. Capital is allocated to each business based on its complexity, expense base and control quality.

Benefits of an integrated approach to operational risk management

•	Foundation for strong analysis of operational risk events

•	Ability to understand causal factors, resulting in opportunity to mitigate future losses

•	Consistent with approach and tools used by credit and market risk management

•	Aligned with the Firm’s internal audit activities and Six Sigma principles to achieve maximum efficiencies

•	Designed to lead to a more efficient use of capital and improved financial performance

2002 initiatives

Specific 2002 initiatives include:

•	Developing a risk-adjusted framework for capital measurement and allocation based on specific business metrics and loss experience, that will provide direct incentives for active management of operational risks. This initiative will be guided by Six Sigma principles.

•	Reviewing and standardizing, as appropriate, the roles and responsibilities of operational risk managers and key support functions throughout the Firm.

•	Identifying “key risk indicators” to be used by the various businesses.

•	Integrating operational risk management with the Firm’s Six Sigma process improvement initiatives.

•	Refining, as appropriate, the self-assessment process begun in 2001.

Impact of the events of September 11 on the operational risk practices of the Firm

The events of September 11th strongly tested the Firm’s operational risk practices, and demonstrated the importance of its disaster recovery contingency planning. While the Firm’s businesses were able successfully to implement their disaster recovery plans, and to avoid serious operational losses, there were nevertheless important lessons learned by the entire financial community. These lessons are currently under review for incorporation, as appropriate, into the Firm’s ongoing contingency planning.

JPMorgan Chase 2001 Annual Report 59

management’s discussion and analysis
J.P. Morgan Chase & Co.

Liquidity risk management

The JPMorgan Chase liquidity risk management framework incorporates a Contingency Funding Plan and three main monitoring tools:

•	Cash capital surplus

•	Basic surplus

•	Holding company short-term surplus

Liquidity risk management policy

Liquidity risk arises from the general funding needs of the Firm’s activities and in the management of its assets. Liquidity risk management focuses on the risk that the Firm will be unable to replace maturing obligations when due or fund its assets at appropriate maturities and rates.

JPMorgan Chase recognizes the importance of sound liquidity management and has developed a liquidity framework intended to maximize liquidity access and minimize funding costs.

Liquidity risk management responsibilities

The Capital Committee sets the overall liquidity policy and oversees the contingency funding plan. The Capital Committee also reviews the Firm’s exposure to special purpose entities (“SPE”), with particular focus on potential liquidity support requirements the Firm may have to such SPEs.

The Liquidity Risk Committee is responsible for policy adherence, developing contingency planning, and monitoring internal and external liquidity warning signals, such as unusual widening of spreads, to permit timely detection of liquidity issues.

Liquidity risk management framework

The contingency funding plan considers temporary and long-term stress scenarios, where access to unsecured funding is severely limited or nonexistent.

The plan forecasts potential funding needs, taking into account both on- and off-balance sheet exposures, evaluating separately access to funds by the parent holding company and JPMorgan Chase Bank.

The goals of the plan are intended to ensure:

•	Maintenance of appropriate liquidity during normal and stress periods

•	Measurement and projection of funding requirements during periods of stress

•	Management of access to funding sources

The Firm’s liquidity risk framework also incorporates tools to monitor three primary measures of liquidity. Each liquidity position is managed to provide sufficient surplus liquidity:

•	Cash capital surplus: Measures the Firm’s ability to fund assets on a fully collateralized basis, assuming access to unsecured funding is lost.

•	Basic surplus: Measures JPMorgan Chase Bank’s ability to sustain a 90-day stress event that is specific to the Firm where no new funding can be raised to meet obligations as they come due.

•	Holding company short-term surplus: Measures the parent holding company’s ability to repay all obligations with a maturity under one year at a time when the ability of the Firm’s banks to pay dividends to the parent holding company is constrained.

All three measures involve estimates and rely on management’s judgment about the Firm’s ability to liquidate assets or use them as collateral for borrowings.

Each of the Firm’s liquidity surplus positions, as of December 31, 2001, indicate that JPMorgan Chase’s long-dated funding, including core deposits, exceeds illiquid assets and that the Firm’s obligations can be met if access to funding is impaired.

The following table summarizes JPMorgan Chase’s contractual cash obligations and off-balance sheet lending-related financial instruments by remaining maturity at December 31, 2001:

(in millions)	Under	1-3	4-5	After
Contractual cash obligations	1 year	years	years	5 years	Total

Long-term debt	$10,414	$9,807	$5,522	$13,440	$39,183

Operating leases	615	1,145	960	4,336	7,056

Total	$11,029	$10,952	$6,482	$17,776	$46,239

Off-balance sheet lending-related commitments

Credit card lines	$104,785	$—	$—	$—	$104,785

Commercial-related:

Other unfunded commitments to extend credit(a)	131,860	33,510	31,703	7,324	204,397

Standby letters of credit and guarantees	21,985	9,480	6,241	3,457	41,163

Other letters of credit	1,701	146	9	295	2,151

Total commercial-related	155,546	43,136	37,953	11,076	247,711

Total lending-related commitments	$260,331	$43,136	$37,953	$11,076	$352,496

(a)	Includes $41.9 billion in unfunded commitments with commercial paper conduits. Such commitments may be drawn upon if the commercial paper market is not available to the issuer.

60 JPMorgan Chase 2001 Annual Report

Sources of funds

JPMorgan Chase has access to diverse global funding sources. Liquidity is provided by a variety of both short-term and long-term instruments, including deposits, federal funds purchased, repurchase agreements, commercial paper, bank notes, medium- and long-term debt, capital securities, and stockholders’ equity.

A major source of liquidity for the Firm’s bank subsidiaries arises from their ability to generate core deposits. Core deposits include all domestic deposits, except noninterest-bearing time deposits and certificates of deposit of $100,000 or more. In addition to core deposits, the Firm generates substantial deposits from its Treasury & Securities Services business.

The ability to sell assets quickly is an important additional source of liquidity for the Firm. JPMorgan Chase holds marketable securities and other short-term investments that can be readily converted to cash. Loan syndication networks also are utilized to facilitate the disposition of assets when deemed desirable.

The Firm uses asset securitization programs as alternative funding sources, to provide liquidity and for asset/liability management purposes. In particular, securitization activities provide financing for credit cards, residential mortgages, auto loans, and commercial loans originated by JPMorgan Chase. SPEs are an integral part of securitization structures. Transactions between the Firm and these entities are reflected in JPMorgan Chase’s financial statements; these relationships include retained interests in securitization trusts, derivative transactions, and liquidity facilities. For further details, see Notes 1, 9, and 25.

The diversity of the Firm’s funding sources enhances funding flexibility, limits dependence on any one source of funds, and generally lowers the cost of funds. In making funding decisions, management considers market conditions, prevailing interest rates, liquidity needs, and the desired maturity profile of its liabilities.

Credit ratings

The cost and availability of unsecured financing are influenced by credit ratings. A reduction in these ratings could increase cost and limit market access.

JPMorgan Chase’s parent holding company credit ratings as of December 31, 2001 were as follows:

	Short-term debt	Senior long-term debt

Fitch	F-1+	AA-

Moody’s	P-1	Aa3

S&P	A-1+	AA-

The ratings of the senior obligations of JPMorgan Chase Bank are generally one notch higher than the parent holding company. At February 28, 2002, the ratings outlook for the parent holding company by Standard & Poor’s and Fitch were negative, while the rating outlook from Moody’s was stable.

JPMorgan Chase 2001 Annual Report 61

management’s discussion and analysis
J.P. Morgan Chase & Co.

Private equity risk management

Risk management

JPMorgan Partners employs processes for risk measurement and control that are similar to those employed for other businesses within the Firm. Risk is initially monitored through limits calculated on original investment cost for the privately-held securities in JPMP’s portfolio through risk-based measures such as VAR and stress tests for the publicly-held securities in the portfolio.

JPMP’s limits are also structured to monitor potential industry sector and regional concentration issues. Industry limits have been set limiting the portfolio’s cost basis not to exceed 20% to any single sector. Regional limits have been set limiting the portfolio’s cost basis in international investments not to exceed 40%. In addition, to manage the pace of new investment activity, a ceiling on the amount of annual direct private equity investment activity has been set.

JPMorgan Partners’ holdings in public equities creates a significant exposure to general declines in the equity markets. To gauge that risk, VAR and stress test exposures are calculated in the same way as they are for the Firm’s trading and investment and asset/liability portfolios. See the Market risk management section of the MD&A on pages 55-57. In addition, to reduce the revenue volatility that results from this exposure, the Firm entered into hedging transactions that were intended to partially offset public equity market movements. These hedges were initially entered into during the third quarter of 2001. At the end of 2001, cumulative losses from these hedges were $71 million, primarily as a result of a rise in equity market price levels while the hedges were in place. The Firm may change the nature and type of hedges it enters into, as well as close a hedging position altogether, at any point in time.

Capital allocation

Internal capital is allocated to JPMP’s public equities portfolio based on stress scenarios that are similar to those applied to other businesses, and which reflect potential loss in the event of a large equity market decline. Capital is also allocated against illiquidity risk, which results from the trading restrictions to which some holdings are subject. For private equities, capital is allocated based on a long-term equity market stress scenario that is consistent with the investment horizons associated with these holdings. For these investments, additional capital is allocated against the risk of an unexpectedly large number of write-offs or write-downs.

For both public and private equities, the overall internal capital allocation exceeds 50% of the investments’ carrying value. This is a significantly higher allocation than the amount that is currently required for regulatory capital.

Accounting and reporting developments

Business combinations and intangible assets

In June 2001, the FASB issued SFAS 141, which revises the financial accounting and reporting for business combinations, and SFAS 142, which revises the financial accounting and reporting for goodwill and other intangible assets. SFAS 141 requires that all business combinations be accounted for using the purchase method. Accounting for business combinations using the pooling of interests method no longer is allowed. SFAS 141 also requires that intangible assets acquired in a business combination be recognized apart from goodwill if the intangible assets meet one of two criteria — the contractual-legal criterion or the separability criterion. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001 as well as business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later.

SFAS 142 establishes how intangible assets (other than those acquired in a business combination) should be accounted for upon acquisition. It also addresses how goodwill and other intangible assets should be accounted for subsequent to their acquisition. Goodwill and intangible assets that have indefinite useful lives no longer will be amortized but will be tested at least annually for impairment. Intangible assets with finite lives will continue to be amortized over their useful lives. The provisions of SFAS 142 are required to be adopted January 1, 2002. Impairment losses that arise due to the initial application of SFAS 142 are required to be reported as a change in accounting principle.

The Firm has determined that the adoption of SFAS 142 will not result in an impairment of goodwill. Based on current levels of amortization expense, the Firm estimates that the elimination of goodwill amortization expense will reduce total noninterest expense by approximately $580 million during 2002 and that ongoing amortization expense will be approximately $150 million per year (prior to the Providian card acquisition in the first quarter of 2002).

Derivatives

JPMorgan Chase adopted SFAS 133, which establishes accounting and reporting standards for all derivative instruments, at January 1, 2001. For a further discussion on the adoption of SFAS 133, see Note 24.

Allowance for loan losses

In 1999, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants formed the Allowance for Loan Losses Task Force (“Task Force”) to research current accounting guidance and practices as they relate to loan losses. It is currently expected that the Task Force will issue an exposure draft of a statement of position in the second half of 2002 that will provide additional accounting and reporting guidance and clarification of the factors to consider in determining the allowance for loan losses.

62 JPMorgan Chase 2001 Annual Report

Comparison between 2000 and 1999

JPMorgan Chase’s reported net income was $5.73 billion in 2000 compared with $7.50 billion in 1999. Diluted net income per share was $2.86 in 2000 compared with $3.69 in 1999.

Operating results Including JPMP

Operating earnings, including JPMorgan Partners, were $5.93 billion in 2000, a decrease of 20% from 1999. Diluted operating earnings per share decreased 19% when compared with the prior year.

Operating revenues in 2000 rose 3% to $32.8 billion reflecting the impact of the Hambrecht & Quist (“H&Q”), Flemings and The Beacon Group, LLC (“Beacon”) acquisitions, which resulted in higher investment banking fees, trading-related revenue and fees and commissions. The increases in revenues were partially offset by lower private equity gains, which were significantly affected by the sharp decline in the NASDAQ during 2000 compared with 1999. Net interest income, on an operating basis, was $10.0 billion in 2000, remaining relatively stable with 1999.

Operating expenses were $21.4 billion in 2000, an increase of 20% from the prior year. The growth in expenses reflected, in particular, the investments in talent and infrastructure of the Investment Bank to deepen its product capabilities, and at Investment Management & Private Banking to broaden its geographic reach.

Credit costs during 2000 were $2.37 billion compared with $2.44 billion in 1999. The slight decrease was due to the impact of lower net charge-offs in both the commercial and consumer loan portfolios.

Income tax expense in 2000 on a reported basis was $3.01 billion compared with $3.99 billion in 1999. The effective tax rate was 34.4% for 2000 compared with 34.7% for 1999.

Operating results excluding JPMP

JPMorgan Chase’s cash operating earnings, excluding JPMorgan Partners, were $6.2 billion in 2000, an increase of 4% from 1999. Diluted cash operating earnings per share increased 6%, when compared with 1999.

Segment results

Investment Bank cash operating earnings of $3.49 billion for 2000 were up 3% when compared with 1999. Revenue growth was driven by higher investment banking fees, trading-related revenue and fees and commissions attributable to the acquisitions of Flemings, H&Q, and Beacon. These acquisitions contributed to the advisory and securities underwriting business, in particular, within the media, telecommunications, healthcare and technology-related industries. Also an effect of the acquisitions was the significant increase in brokerage commissions associated with the strong market making volume.

Cash operating expenses rose during 2000 primarily due to the build up of the investment banking platform and the inclusion of Flemings and H&Q. In addition, incentive costs increased as a result of the growth in revenue and acquisition-related compensation commitments to retain key executives.

Treasury & Securities Services cash operating earnings in 2000 increased 28% when compared with 1999 reflecting revenue growth of 13% for the year. Broad-based growth in Investor Services and Institutional Trust Services revenues fueled the growth in revenue, with only a slight increase reflected at Treasury Services. Expenses rose more slowly than revenues primarily due to expense reduction efforts at Treasury Services. Total cash operating expense rose only 8% from 1999, and combined with the higher rate of revenue growth, operating margin improved significantly from last year.

Investment Management & Private Banking cash operating earnings in 2000 increased 67% from 1999 due to the acquisitions of Flemings and H&Q. IMPB’s revenues increased 35% from 1999 due to the acquisitions. Pro forma for Flemings and H&Q, revenues increased primarily due to higher Private Banking revenues as a result of strong commission revenues and structuring fees during the first half of 2000. Cash operating expenses of $2.52 billion in 2000 rose 28% from the prior year primarily reflecting the aforementioned acquisitions.

Assets under management within Investment Management & Private Banking stood at $638 billion as of December 31, 2000, up from $543 billion at the end of 1999, primarily due to the acquisition of Flemings. This excludes assets attributable to JPMorgan Chase’s 45% stake in American Century.

JPMorgan Partners cash operating earnings decreased by 86% when compared with the prior year primarily as a result of unrealized losses associated with the downward movement in the public equity markets in 2000. These losses were mostly for listed companies at the NASDAQ, and particularly those that belonged to the telecommunications and technology sectors. Many of these same investments contributed to the significant unrealized gains recognized in 1999. These were partially offset by record realized gains reflecting the sales of direct investments in companies that JPMorgan Partners had financed in prior years.

Retail & Middle Market Financial Services cash operating earnings rose 5% to $1.79 billion. The increase in 2000 reflected the improvement in credit quality from 1999. In addition, the solid growth in deposit volumes helped produce strong results at RBG and Middle Markets. Partially offsetting these favorable items were the impact of increased funding costs as a result of higher interest rates on the credit-related businesses, namely, Cardmember Services, Home Finance and Auto Finance, as well as the impact of a $100 million decrease in the estimated auto lease residual value recognized in the first quarter of 2000.

During 2000, Retail & Middle Market Financial Services initiated a number of business reorganizations that included the sale of the retail operations in Hong Kong and Panama.

JPMorgan Chase 2001 Annual Report 63

management’s report on responsibility for financial reporting and report of independent accountants
J.P. Morgan Chase & Co.

To our stockholders:

The management of J.P. Morgan Chase & Co. has the responsibility for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The statements were prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include amounts that are based on management’s best estimates and judgments. Management also prepared the other information in the Annual Report and is responsible for its accuracy and consistency with the consolidated financial statements.

Management maintains a comprehensive system of internal control to assure the proper authorization of transactions, the safeguarding of assets and the reliability of the financial records. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees. J.P. Morgan Chase & Co. maintains a strong internal auditing program that independently assesses the effectiveness of the system of internal control and recommends possible improvements. Management believes that as of December 31, 2001, J.P. Morgan Chase & Co. maintained an effective system of internal control.

The Audit Committee of the Board of Directors reviews the systems of internal control and financial reporting. The Committee, which is comprised of directors who are independent from J.P. Morgan Chase & Co., meets and consults regularly with management, the internal auditors and the independent accountants to review the scope and results of their work.

The accounting firm of PricewaterhouseCoopers LLP has performed an independent audit of J.P. Morgan Chase & Co.’s financial statements. Management has made available to PricewaterhouseCoopers LLP all of J.P. Morgan Chase & Co.’s financial records and related data, as well as the minutes of stockholders’ and directors’ meetings. Furthermore, management believes that all representations made to PricewaterhouseCoopers LLP during its audit were valid and appropriate. The accounting firm’s report appears below.

William B. Harrison, Jr.

Chairman and Chief Executive Officer

Marc J. Shapiro

Vice Chairman
Finance, Risk Management and Administration

Dina Dublon

Executive Vice President and Chief Financial Officer

January 15, 2002

PRICEWATERHOUSECOOPERS LLP • 1177 AVENUE OF THE AMERICAS • NEW YORK, NY 10036

To the Board of Directors and stockholders of J.P. Morgan Chase & Co.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of J.P. Morgan Chase & Co. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of J.P. Morgan Chase & Co.’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

January 15, 2002

64 JPMorgan Chase 2001 Annual Report

consolidated statement of income
J.P. Morgan Chase & Co.

Year ended December 31, (in millions, except per share data)	2001	2000	1999

Revenue

Investment banking fees	$3,612	$4,362	$3,517

Trading revenue	4,918	6,298	5,252

Fees and commissions	9,208	9,229	7,876

Private equity – realized gains	651	2,051	1,690

Private equity – unrealized gains (losses)	(1,884)	(1,036)	1,457

Securities gains (losses)	866	229	(192)

Other revenue	877	2,289	1,045

Total noninterest revenue	18,248	23,422	20,645

Interest income	32,181	36,643	31,207

Interest expense	21,379	27,131	20,922

Net interest income	10,802	9,512	10,285

Revenue before provision for loan losses	29,050	32,934	30,930

Provision for loan losses	3,185	1,377	1,446

Total net revenue	25,865	31,557	29,484

Expense

Compensation expense	11,944	12,748	10,534

Occupancy expense	1,348	1,294	1,190

Technology and communications expense	2,631	2,454	2,179

Merger and restructuring costs	2,523	1,431	23

Amortization of intangibles	729	528	329

Other expense	4,124	4,369	3,740

Total noninterest expense	23,299	22,824	17,995

Income before income tax expense and effect of accounting change	2,566	8,733	11,489

Income tax expense	847	3,006	3,988

Income before effect of accounting change	1,719	5,727	7,501

Net effect of change in accounting principle	(25)	—	—

Net income	$1,694	$5,727	$7,501

Net income applicable to common stock	$1,628	$5,631	$7,395

Net income per common share(a)

Basic	$0.83	$2.99	$3.87

Diluted	0.80	2.86	3.69

(a)	Basic and diluted earnings per share have been reduced by $0.01 in 2001 due to the impact of the adoption of SFAS 133 relating to the accounting for derivative instruments and hedging activities.

The Notes to Consolidated financial statements are an integral part of these statements.

JPMorgan Chase 2001 Annual Report 65

consolidated balance sheet
J.P. Morgan Chase & Co.

December 31, (in millions, except share data)	2001	2000

Assets

Cash and due from banks	$22,600	$23,972

Deposits with banks	12,743	8,333

Federal funds sold and securities purchased under resale agreements	63,727	69,474

Securities borrowed	36,580	32,371

Trading assets:

Debt and equity instruments (including assets pledged of $48,570 in 2001 and $53,592 in 2000)	118,248	139,249

Derivative receivables	71,157	76,373

Securities:

Available-for-sale (including assets pledged of $30,178 in 2001 and $28,713 in 2000)	59,284	73,106

Held-to-maturity (fair value: $490 in 2001 and $593 in 2000)	476	589

Loans (net of allowance for loan losses of $4,524 in 2001 and $3,665 in 2000)	212,920	212,385

Private equity investments	9,197	11,428

Accrued interest and accounts receivable	14,799	20,618

Premises and equipment	6,292	7,087

Goodwill and other intangibles:

Mortgage servicing rights	6,579	6,362

Purchased credit card relationships	519	596

Goodwill and other	8,249	8,875

Other assets	50,205	24,530

Total assets	$693,575	$715,348

Liabilities

Deposits:

Domestic:

Noninterest-bearing	$69,364	$55,933

Interest-bearing	105,058	89,370

Foreign:

Noninterest-bearing	7,610	6,780

Interest-bearing	111,618	127,282

Total deposits	293,650	279,365

Federal funds purchased and securities sold under repurchase agreements	128,445	131,738

Commercial paper	18,510	24,851

Other borrowed funds	10,835	19,840

Trading liabilities:

Debt and equity instruments	52,988	52,157

Derivative payables	56,063	76,517

Accounts payable, accrued expenses and other liabilities (including the allowance for credit losses of $282 in 2001 and $283 in 2000)	47,813	40,754

Long-term debt	39,183	43,299

Guaranteed preferred beneficial interests in the Firm’s junior subordinated deferrable interest debentures	4,439	3,939

Total liabilities	651,926	672,460

Commitments and contingencies (see Note 23)

Preferred stock of subsidiary	550	550

Stockholders’ equity

Preferred stock	1,009	1,520

Common stock (authorized 4,500,000,000 shares, issued 1,996,929,012 shares in 2001 and 1,940,109,081 shares in 2000)	1,997	1,940

Capital surplus	12,495	11,598

Retained earnings	26,993	28,096

Accumulated other comprehensive income (loss)	(442)	(241)

Treasury stock, at cost (23,545,702 shares in 2001 and 11,618,856 shares in 2000)	(953)	(575)

Total stockholders’ equity	41,099	42,338

Total liabilities, preferred stock of subsidiary and stockholders’ equity	$693,575	$715,348

The Notes to Consolidated financial statements are an integral part of these statements.

66 JPMorgan Chase 2001 Annual Report

consolidated statement of changes in stockholders’ equity
J.P. Morgan Chase & Co.

Year ended December 31, (in millions, except per share data)	2001	2000	1999

Preferred stock

Balance at beginning of year	$1,520	$1,622	$1,722

Redemption of stock	(450)	(100)	(100)

Retirement of treasury stock	—	(2)	—

Purchase of treasury stock	(61)	—	—

Balance at end of year	1,009	1,520	1,622

Common stock

Balance at beginning of year	1,940	1,625	1,625

Issuance of common stock for a three-for-two stock split	—	441	—

Issuance of common stock	55	—	—

Issuance of common stock for purchase accounting acquisitions	2	—	—

Retirement of treasury stock	—	(126)	—

Balance at end of year	1,997	1,940	1,625

Capital surplus

Balance at beginning of year	11,598	12,724	12,307

Issuance of common stock and options for purchase accounting acquisitions	79	136	215

Retirement of treasury stock	—	(237)	—

Issuance of common stock for a three-for-two stock split	—	(441)	—

Shares issued and commitments to issue common stock for employee stock-based awards and related tax effects	818	(584)	202

Balance at end of year	12,495	11,598	12,724

Retained earnings

Balance at beginning of year	28,096	28,455	23,158

Net income	1,694	5,727	7,501

Retirement of treasury stock	—	(3,636)	—

Cash dividends declared:

Preferred stock	(66)	(96)	(106)

Common stock ($1.36, $1.28 and $1.08 per share)	(2,731)	(2,354)	(2,098)

Balance at end of year	26,993	28,096	28,455

Accumulated other comprehensive income (loss)

Balance at beginning of year	(241)	(1,428)	493

Other comprehensive income (loss)	(201)	1,187	(1,921)

Balance at end of year	(442)	(241)	(1,428)

Treasury stock, at cost

Balance at beginning of year	(575)	(7,942)	(4,206)

Retirement of treasury stock	—	4,001	—

Purchase of treasury stock	(871)	(2,950)	(6,493)

Reissuance of treasury stock	493	2,901	2,545

Reissuance of treasury stock for purchase accounting acquisitions	—	3,415	212

Balance at end of year	(953)	(575)	(7,942)

Total stockholders’ equity	$41,099	$42,338	$35,056

Comprehensive income

Net income	$1,694	$5,727	$7,501

Other comprehensive income (loss)	(201)	1,187	(1,921)

Comprehensive income	$1,493	$6,914	$5,580

The Notes to Consolidated financial statements are an integral part of these statements.

JPMorgan Chase 2001 Annual Report 67

consolidated statement of cash flows
J.P. Morgan Chase & Co.

Year ended December 31, (in millions)	2001	2000	1999

Operating activities

Net income	$1,694	$5,727	$7,501

Adjustments to reconcile net income to net cash provided by Operating activities:

Provision for loan losses	3,185	1,377	1,446

Merger and restructuring costs	2,523	1,431	23

Depreciation and amortization	2,891	2,545	1,945

Private equity unrealized losses (gains) and write-offs	1,884	1,036	(1,457)

Net change in:

Trading-related assets	26,217	(34,761)	(8,721)

Securities borrowed	(4,209)	3,157	(3,926)

Accrued interest and accounts receivable	5,819	(64)	(2,627)

Other assets	(26,756)	(4,110)	(6,797)

Trading-related liabilities	(20,143)	9,684	9,823

Accounts payable and other liabilities	4,308	3,978	627

Other, net	(520)	(3,676)	2,213

Net cash (used in) provided by operating activities	(3,107)	(13,676)	50

Investing activities

Net change in:

Deposits with banks	(4,410)	22,088	(20,843)

Federal funds sold and securities purchased under resale agreements	5,747	(10,493)	(9,493)

Loans due to sales and securitizations	69,575	33,062	40,913

Other loans, net	(72,149)	(47,672)	(43,843)

Other, net	3,431	(2,210)	(5,039)

Held-to-maturity securities: Proceeds	113	415	799

Purchases	(2)	(114)	(21)

Available-for-sale securities: Proceeds from maturities	7,980	9,393	16,821

Proceeds from sales	186,434	104,322	118,538

Purchases	(182,920)	(109,051)	(115,423)

Cash used in acquisitions	(1,677)	(2,195)	(3,142)

Proceeds from divestitures of nonstrategic businesses and assets	196	1,469	235

Net cash provided by (used in) investing activities	12,318	(986)	(20,498)

Financing activities

Net change in:

Domestic deposits	29,119	10,596	(7,686)

Foreign deposits	(14,834)	(18,295)	27,203

Federal funds purchased and securities sold under repurchase agreements	(3,293)	21,897	4,708

Commercial paper and other borrowed funds	(15,346)	8,925	687

Other, net	(91)	(436)	3,059

Proceeds from the issuance of long-term debt and capital securities	8,986	14,861	10,386

Repayments of long-term debt	(12,574)	(14,442)	(11,565)

Proceeds from the issuance of stock and stock-related awards	1,429	2,278	2,755

Redemption of preferred stock	(511)	(100)	(100)

Treasury stock purchased	(871)	(2,950)	(6,493)

Cash dividends paid	(2,697)	(2,282)	(2,133)

Net cash (used in) provided by financing activities	(10,683)	20,052	20,821

Effect of exchange rate changes on cash and due from banks	100	(110)	48

Net (decrease) increase in cash and due from banks	(1,372)	5,280	421

Cash and due from banks at the beginning of the year	23,972	18,692	18,271

Cash and due from banks at the end of the year	$22,600	$23,972	$18,692

Cash interest paid	$22,987	$27,217	$19,880

Taxes paid	$479	$3,396	$1,891

The Notes to Consolidated financial statements are an integral part of these statements.

68 JPMorgan Chase 2001 Annual Report

notes to consolidated financial statements
J.P. Morgan Chase & Co.

1 Basis of presentation

Consolidation
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

JPMorgan Chase is a financial holding company for a group of subsidiaries that provide a wide range of services to a global client base that includes corporations, governments, institutions and individuals. For a discussion of JPMorgan Chase’s business segment information, see Note 29.

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

Investments in companies in which JPMorgan Chase has significant influence over operating and financing decisions (generally defined as owning a voting or economic interest of 20% to 50%) are accounted for in accordance with the equity method of accounting. These investments are generally included in Other assets and the Firm’s share of income or loss is included in Other revenue.

Assets held in an agency or fiduciary capacity by JPMorgan Chase are not assets of JPMorgan Chase and are not included in the Consolidated balance sheet.

Special-purpose entities
 (The terms special-purpose entity (“SPE”) and special-purpose vehicle (“SPV”) are used interchangeably in practice.)

Special-purpose entities are an important part of the financial markets, providing market liquidity by facilitating investors’ access to specific portfolios of assets and risks. SPEs are typically set up for a single, discrete purpose. SPEs are not operating entities and usually have no employees and a limited life. The basic SPE structure involves a company selling assets to the SPE. The SPE funds the purchase of those assets by issuing securities to investors. The legal documents that govern the SPE transaction describe how the cash earned on the assets held in the SPE must be allocated to the investors and other parties that have rights to these cash flows.

SPEs can be structured to be bankruptcy remote, thereby insulating investors from the impact of the creditors of other entities, including the seller of the assets. They are critical to the functioning of several significant investor markets, including, for example, the mortgage-backed securities, asset-backed securities and commercial paper markets.

Where JPMorgan Chase is a transferor of assets to an SPE, the assets sold to the SPE are derecognized and the SPE is not consolidated on the balance sheet when the assets are legally isolated from the Firm’s creditors and the SPE is a qualifying special-purpose entity (“QSPE”). SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, provides specific criteria for determining when an SPE meets the definition of a QSPE. When an SPE does not meet the formal definition of a QSPE, the decision whether or not to consolidate depends on the applicable accounting principles for non-QSPEs, including a determination regarding the nature and amount of investment made by third parties to the SPE. Consideration is given to, for example, whether a third party has made a substantive equity investment in the SPE; which party has voting rights, if any; who makes decisions about the assets in the SPE; and who is at risk for loss. The SPE is consolidated if JPMorgan Chase retains or acquires control over the risks and rewards of the assets in the SPE.

JPMorgan Chase is involved with SPEs in three broad categories of transactions: securitizations, conduits, and client intermediation. As part of JPMorgan Chase’s securitization activity, consumer or commercial loans are sold to an SPE from the Firm’s balance sheet (see Note 9, Loan securitizations). Consumer securitizations involve the sale of consumer receivables originated primarily in the Firm’s residential mortgage, credit card, and auto loan businesses; for commercial securitizations, the Firm securitizes both Firm-originated and purchased commercial mortgages to facilitate the issuance of commercial mortgage-backed securities to investors. Assets sold to the SPEs as part of the securitization process are not reflected in JPMorgan Chase’s balance sheet (except for retained interests as described below), but are included on the balance sheet of the SPE purchasing the assets. Assets held by securitization-related SPEs as of December 31, 2001 were as follows:

(in billions)

Credit card receivables	$25.6

Home mortgage receivables	24.3

Commercial mortgage receivables	19.8

Auto loans	3.4

Other receivables	1.4

In credit card securitizations, the Firm retains some risk of loss with respect to the receivables held by the SPE to the extent of its subordinated retained interest as well as its undivided interest in the credit card master trust. This risk of loss is reflected as “managed” losses in the Firm’s discussion of operating income. At December 31, 2001, the Firm’s undivided interest in the credit card master trust totaled $3.9 billion and is accounted for as set

JPMorgan Chase 2001 Annual Report 69

notes to consolidated financial statements
J.P. Morgan Chase & Co.

forth in Note 9. Interest-only strips of $38 million are also retained and carried on the Firm’s balance sheet at fair value. In home mortgage securitizations and in auto securitizations, JPMorgan Chase retains an interest-only strip (equal to $1.0 billion and $0.1 billion, respectively), which reflects first loss risk and is carried on the Firm’s balance sheet at fair value. In commercial mortgage securitizations, JPMorgan Chase retains a subordinated interest (equal to $10 million), which is also carried at fair value. With respect to securitization transactions involving other Firm assets, the Firm holds retained interests ($56 million, which are fully hedged), and may be obligated to fund an additional $31.8 million of senior notes. JPMorgan Chase does not provide any other liquidity commitments to the SPEs utilized in its commercial or consumer securitization business. All amounts above are as of December 31, 2001.

For conduit transactions, JPMorgan Chase serves as the administrator and provides contingency liquidity support for several commercial paper conduits. Conduits provide clients with a way to access liquidity in the commercial paper markets by allowing clients to sell assets to the conduit, which then issues commercial paper to fund the purchases. Issuance of commercial paper by conduits aggregated $20.2 billion at December 31, 2001. The commercial paper issued by the conduits is supported with sufficient asset collateral, other credit enhancement, and liquidity support to receive at least an A-1 or P-1 rating. JPMorgan Chase Bank has commitments to provide liquidity to these conduits up to $26.2 billion of commercial paper issuances. JPMorgan Chase applies the same underwriting standards in making liquidity commitments to the conduits as the Firm would with other extensions of credit.

As a financial intermediary, JPMorgan Chase is involved in structuring SPE transactions to meet investor and client needs. In this capacity, JPMorgan Chase has created structured commercial loan vehicles managed by third parties in which loans are purchased from third parties or through the Firm’s syndication and trading functions. Investors in these vehicles provide cash collateral and have a first risk of loss up to the amount of collateral committed. JPMorgan Chase retains a second risk of loss or has the option to sell loans from the vehicles if assets deteriorate below specified levels. Issuance of commercial paper by these vehicles as of December 31, 2001 was $9.1 billion. JPMorgan Chase Bank has a commitment to provide liquidity to these vehicles for up to $12.0 billion of commercial paper issuances.

As a financial intermediary, JPMorgan Chase also structures SPEs to modify the cash flows of third-party assets to create investments with specific risk profiles, or to assist clients in the efficient management of other risks. JPMorgan Chase may enter into derivative contracts with these SPEs to accomplish these ends. These derivative contracts are captured on the Firm’s balance sheet in Trading assets or Trading liabilities in the same manner as other derivative contracts and are marked-to-market through Trading revenue. Fees received from any administrative functions related to SPEs (underwriter, trustee, custodian, etc.) are included when earned in Fees and commissions. Note 4 provides details on JPMorgan Chase’s Noninterest revenue.

JPMorgan Chase’s maximum liquidity commitment to the structured commercial loan vehicles, the commercial paper conduits and to other client transactions ($3.7 billion) totaled $41.9 billion at December 31, 2001. These commitments are included in the Firm’s total of $248 billion in commitments to lend described in more detail in Note 25 and the Liquidity discussion on page 60 of the MD&A. The Firm would be required to fund these commitments in the event the commercial paper market were unavailable to these vehicles. In addition, if JPMorgan Chase Bank were downgraded below A-1 or P-1, the SPEs could draw on the commitments since asset-backed commercial paper rated below A-1 or P-1 would generally not be issuable by the vehicle. Under these circumstances, JPMorgan Chase Bank would have the option to replace itself as liquidity provider or the assets in the SPE could be sold or refinanced in other markets. In no circumstances is the Firm committed to issue its own stock to support an SPE transaction.

As noted above, all transactions and retained interests between the Firm and the SPEs are reflected in JPMorgan Chase’s balance sheet or Notes to the financial statements. Internal economic capital is held against all residual exposures, derivative transactions and lending commitments, as appropriate. The Firm’s policies require that transactions with SPEs be conducted at arms’ length and reflect market pricing. Consistent with this policy, no JPMorgan Chase employee is permitted to invest in the SPEs with which JPMorgan Chase are involved.

Use of estimates in the preparation of consolidated financial statements
 The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported revenues, expenses, assets, liabilities, and disclosure of contingent assets and liabilities. Actual results could be different from these estimates.

Foreign currency translation
 Assets and liabilities denominated in foreign currencies are translated into U.S. dollars using applicable rates of exchange. JPMorgan Chase translates revenues and expenses using exchange rates at the transaction date.

Gains and losses from translating the financial statements of a foreign operation where the functional currency is not the U.S. dollar are included in Accumulated other comprehensive income (loss) within Stockholders’ equity. For foreign operations where the functional currency is the U.S. dollar, which include operations in highly inflationary environments, transaction gains and losses are reported in the Consolidated statement of income.

Statement of cash flows
For JPMorgan Chase’s Consolidated statement of cash flows, cash and cash equivalents is defined as those amounts included in Cash and due from banks.

70 JPMorgan Chase 2001 Annual Report

Significant accounting policies
 The following table identifies JPMorgan Chase’s significant accounting policies and the Note and page where a detailed description of each policy can be found:

Trading assets and liabilities, including derivatives	Note 3	Page 71

Fee revenue	Note 4	Page 72

Securities	Note 7	Page 74

Resale and repurchase agreements	Note 7	Page 75

Securities borrowed and lent	Note 7	Page 75

Loans	Note 8	Page 75

Allowance for credit losses	Note 8	Page 76

Loan securitizations	Note 9	Page 77

Mortgage servicing rights	Note 10	Page 79

Income taxes	Note 17	Page 84

Premises and equipment	Note 22	Page 89

Goodwill and other intangibles	Note 22	Page 89

Derivatives used for nontrading purposes	Note 24	Page 90

Fair value of financial instruments	Note 27	Page 92

Private equity investments	Note 27	Page 94

2 Business changes and developments

Merger with J.P. Morgan on December 31, 2000
 Under the terms of the merger agreement, 617 million shares of JPMorgan Chase’s common stock were issued in exchange for all of the outstanding shares of J.P. Morgan’s common stock (based on an exchange ratio of 3.7 shares of JPMorgan Chase’s common stock for each share of J.P. Morgan’s common stock). All of J.P. Morgan’s series of preferred stock were exchanged on a one-for-one basis for a corresponding series of JPMorgan Chase’s preferred stock having substantially the same terms.

Acquisition of the mortgage business of Advanta Corp.
 In the first quarter of 2001, Chase Manhattan Mortgage Corporation, an indirect subsidiary of JPMorgan Chase, acquired all of the mortgage business of Advanta Corp. The acquisition included Advanta’s origination capability, loan servicing and subservicing portfolio, and related securitization residual interests.

Sale of Hong Kong retail banking business
 During the fourth quarter of 2000, Chase completed the sale of its Hong Kong-based retail banking business, including Chase Manhattan Card Company Limited, to Standard Chartered PLC for $1.3 billion in cash. The sale resulted in a pre-tax gain of $827 million ($537 million after-tax).

Transfer of Euroclear-related business
 On December 31, 2000, J.P. Morgan and the Boards of Euroclear Clearance System PLC and Euroclear Clearance System Société Cooperative consummated their agreement and created a European-based bank in Brussels, known as Euroclear Bank, which assumed the operations of the Euroclear System from J.P. Morgan. The transfer resulted in a gain of $399 million ($267 million after-tax) in 2000, which reflected the impact of the minimum proceeds to be received from the Euroclear Bank over the next two years. In addition, under the agreement, the Firm could receive additional proceeds of up to $100 million per year for each of 2001 and 2002 based on the financial performance of the Euroclear Bank during those periods. The Firm received $16 million of additional proceeds in 2001.

Sale of ChaseMellon shareholder services
 On October 16, 2000, Chase agreed to sell its interest in ChaseMellon Shareholder Services, then a 50-50 joint venture between Chase and Mellon Financial Corporation. The sale was completed during November 2000 and did not have a material impact on JPMorgan Chase’s earnings.

Acquisition of Flemings
 On August 1, 2000, Chase acquired Robert Fleming Holdings Limited (“Flemings”). The consideration issued to Flemings’ shareholders consisted of £2.6 billion in cash and notes and 65.3 million shares of Chase common stock. Chase also established retention arrangements for key Flemings employees that aggregated approximately $220 million (after-tax) and are generally being expensed over the two years following the acquisition. The transaction was accounted for under the purchase method.

Acquisition of Beacon
 Chase acquired The Beacon Group, LLC (“Beacon”), a privately held investment banking firm, on July 6, 2000. The acquisition was accounted for under the purchase method.

Acquisition of Hambrecht & Quist
 Chase acquired Hambrecht & Quist (“H&Q”) for $1.46 billion on December 9, 1999. The acquisition was accounted for under the purchase method.

3 Trading activities

Trading assets include debt and equity securities held for trading purposes that JPMorgan Chase owns (“long” positions). Trading liabilities include debt and equity securities that JPMorgan Chase has sold to other parties but does not own. These securities are “short” positions, and JPMorgan Chase is obligated to purchase these securities at a future date. Also included in Trading liabilities are structured notes that JPMorgan Chase transacts as part of its trading activity. Trading positions, as well as derivatives used for trading purposes, are carried at fair value on the Consolidated balance sheet, with changes in the fair value recorded in Trading revenue. Trading positions are recorded on a trade date basis. The reported receivables (unrealized gains) and payables (unrealized losses) related to derivatives include the effect of master netting agreements as permitted under FASB Interpretation No. 39.

JPMorgan Chase 2001 Annual Report 71

notes to consolidated financial statements
J.P. Morgan Chase & Co.

Trading revenue
 The following table sets forth the components of total trading-related revenue:

Year ended December 31, (in millions)	2001	2000	1999

Product diversification:

Equities(a)	$1,541	$1,762	$1,194

Fixed income and other(b)	3,377	4,536	4,058

Trading revenue(c)	$4,918	$6,298	$5,252

Net interest income (“NII”)impact(d)	1,361	844	1,556

Total trading-related revenue	$6,279	$7,142	$6,808

(a)	Includes trading equity securities and equity derivatives.

(b)	Includes bonds and commercial paper, various types of interest rate derivatives, as well as foreign exchange and commodities. Also includes trading gains or losses on certain assets received as part of troubled debt restructurings.

(c)	Derivative and foreign exchange contracts are marked-to-market, and valuation adjustments are included in Trading-related revenue.

(d)	Includes NII associated with trading activities, which includes interest recognized on interest-earning and interest-bearing trading-related positions, as well as management allocations reflecting the funding costs or benefits associated with trading positions. These amounts are included in NII on the Consolidated statement of income. Amounts have been restated in the prior periods to conform to the current presentation.

Trading assets and liabilities
 The following table presents the fair value of Trading assets and Trading liabilities for the dates indicated:

December 31, (in millions)	2001	2000

Trading assets

Debt and equity instruments:

U.S. government, federal agencies and municipal securities	$41,666	$43,251

Certificates of deposit, bankers’ acceptances and commercial paper	8,492	7,258

Debt securities issued by foreign governments	22,465	41,631

Corporate securities and other	45,625	47,109

Total trading assets – debt and equity instruments	$118,248	$139,249

Derivative receivables:

Interest rate contracts	$44,732	$41,124

Foreign exchange contracts	9,815	15,484

Debt, equity, commodity and other contracts	16,610	19,765

Total trading assets – derivative receivables	$71,157	$76,373

Trading liabilities

Total trading liabilities – debt and equity instruments(a)	$52,988	$52,157

Derivative payables:

Interest rate contracts	$33,066	$42,313

Foreign exchange contracts	9,410	15,853

Debt, equity, commodity and other contracts	13,587	18,351

Total trading liabilities – derivative payables	$56,063	$76,517

Note: Amounts have been restated to conform to the current presentation.

(a)	Primarily represents securities sold, not yet purchased.

Debt and equity instruments pledged as collateral that can be sold or repledged by the secured party amounted to $48.6 billion and $53.6 billion at December 31, 2001 and 2000, respectively.

Average Trading assets and liabilities were as follows for the periods indicated:

Year ended December 31, (in millions)	2001	2000

Trading assets – debt and equity instruments	$145,364	$122,063

Trading assets – derivative receivables	$78,461	$70,727

Trading liabilities – debt and equity instruments(a)	$53,976	$53,946

Trading liabilities – derivative payables	$69,676	$66,573

Note: Amounts have been restated to conform to the current presentation.

(a)	Primarily represents securities sold, not yet purchased.

4 Noninterest revenue

Investment banking fees
 Investment banking fees include advisory, equity and debt underwriting and other fees. Advisory fees are recognized as revenue when the related services are performed. Underwriting fees are presented net of syndicate expenses. In addition, JPMorgan Chase recognizes credit arrangement and syndication fees as revenue after satisfying certain retention, timing and yield criteria.

The following table presents the components of investment banking fees:

Year ended December 31, (in millions)	2001	2000	1999

Advisory	$1,248	$1,739	$1,091

Underwriting and other fees	2,364	2,623	2,426

Total	$3,612	$4,362	$3,517

Note: Amounts have been restated to conform to the current presentation.

Fees and commissions
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

72 JPMorgan Chase 2001 Annual Report

Details of Fees and commissions were as follows:

Year ended December 31, (in millions)	2001	2000	1999

Investment management, custody and processing services	$3,774	$3,628	$2,868

Credit card revenue	2,108	1,771	1,698

Brokerage and investment services	1,244	1,228	768

Mortgage servicing fees, net of amortization and write-downs	(230)	441	405

Other lending-related service fees	495	590	656

Deposit service fees	1,023	906	895

Other fees	794	665	586

Total fees and commissions	$9,208	$9,229	$7,876

Other revenue
 Details of Other revenue were as follows:

Year ended December 31, (in millions)	2001	2000	1999

Other revenue

Gains on sales of nonstrategic assets	$—	$1,307	$166

Residential mortgage origination/sales activities	552	194	323

Loss on economic hedge of the Flemings purchase price	—	(176)	—

All Other revenue	325	964	556

Total Other revenue	$877	$2,289	$1,045

5 Interest income and interest expense

Details of interest income and expense were as follows:

Year ended December 31, (in millions)	2001	2000	1999

Interest income

Loans	$15,544	$17,243	$14,783

Securities	3,647	4,422	4,804

Trading assets	7,390	7,160	5,432

Federal funds sold and securities purchased under resale agreements	3,805	4,751	3,305

Securities borrowed	1,343	2,294	1,877

Deposits with banks	452	773	1,006

Total interest income	$32,181	$36,643	$31,207

Interest expense

Deposits	$7,998	$10,835	$8,845

Short-term and other liabilities	11,098	13,105	9,323

Long-term debt	2,283	3,191	2,754

Total interest expense	$21,379	$27,131	$20,922

Net interest income	$10,802	$9,512	$10,285

Provision for loan losses	3,185	1,377	1,446

Net interest income after provision for loan losses	$7,617	$8,135	$8,839

6 Noninterest expense

Merger and restructuring costs
 The following table shows the components of these costs during 2001 and 2000:

(in millions)	2001	2000

Merger and restructuring costs

Merger, right-sizing, and other restructuring costs	$2,322	$1,323

Relocation costs	201	108

Total merger and restructuring costs	$2,523	$1,431

The following table shows the utilization of the $1.25 billion merger liability during 2001 and 2000:

(in millions)	2001		2000

Merger liability

Liability balance at January 1	$917		$—

Merger charge	—		1,250

Liability utilized during year	(763)		(333)

Liability balance at December 31	$154	(a)	$917

(a)	The remaining balance consists primarily of facilities costs.

Management initially estimated that the Firm would incur one-time costs of $3.2 billion in connection with the merger of J.P. Morgan and Chase. These costs consisted of a $1.25 billion merger charge that was recorded on the December 31, 2000 merger date and $1.95 billion of other costs to be incurred in 2001 and 2002 that were not accruable under existing accounting pronouncements.

In September 2001, management estimated that $650 million of additional nonaccruable merger costs would be incurred in 2001 and 2002. These costs consisted primarily of systems integration costs, facilities costs and retention payments. In September 2001, management estimated that the Firm would also incur one-time costs of $400 million in connection with the right-sizing of employee levels of certain businesses (2,000 employee reductions) beyond that planned at the time of the merger. These severance costs consisted of a $300 million charge that was recorded on September 30, 2001 and $100 million of costs to be incurred in 2001 and 2002 that were not accruable under existing accounting pronouncements. In 2001, $259 million of the right-sizing liability was utilized resulting in a remaining balance of $41 million at December 31, 2001.

In connection with several strategic restructuring initiatives in the fourth quarter of 1999, JPMorgan Chase incurred a charge of $175 million for planned consolidation actions in certain businesses, planned staff reductions, and the disposition of premises and equipment resulting from the relocation of several businesses to Florida, Texas and Massachusetts. At December 31, 2001, the related restructuring liability was fully utilized. Additionally, in December 1999, $152 million of costs were reversed, primarily relating to occupancy costs not fully utilized under a restructuring charge incurred in 1998.

JPMorgan Chase 2001 Annual Report 73

notes to consolidated financial statements
J.P. Morgan Chase & Co.

Other expense
 Details of Other expense were as follows:

Year ended December 31, (in millions)	2001	2000	1999

Other expense

Professional services	$1,139	$1,203	$1,012

Outside services	669	648	584

Marketing	601	595	503

Travel and entertainment	453	490	350

All other(a)	1,262	1,433	1,291

Total Other expense	$4,124	$4,369	$3,740

(a)	Includes a $100 million special contribution to The Chase Manhattan Foundation in 1999.

7 Securities

Securities are classified as Available-for-sale (“AFS”), Held-to-maturity (“HTM”), or trading. Securities are classified as AFS when, in management’s judgment, they may be sold in response to or in anticipation of changes in market conditions. AFS securities are carried at fair value on the Consolidated balance sheet. Unrealized gains and losses after application of hedge accounting are reported net as increases or decreases to Accumulated other comprehensive income (loss). The specific identification method is used to determine realized gains and losses on AFS securities, which are included in Securities gains (losses) on the Consolidated statement of income. Securities that JPMorgan Chase has the positive intent and ability to hold to maturity are classified as HTM and are carried at amortized cost on the Consolidated balance sheet.

The following table presents realized gains and losses from AFS securities:

Year ended December 31, (in millions)	2001	2000(a)	1999(a)

Realized gains	$1,438	$727	$555

Realized losses	(572)	(498)	(747)

Net realized gains (losses)	$866	$229	$(192)

(a)	Includes the impact of related derivatives.

AFS securities pledged as collateral that can be sold or repledged by the secured party amounted to $30.2 billion and $28.7 billion at December 31, 2001 and 2000, respectively.

In the calculation of effective yield for mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMO”), JPMorgan Chase actively monitors the likelihood of prepayment of principal through its portfolio management function. Management regularly performs simulation testing to determine the impact that market conditions would have on its MBS and CMO portfolios. MBSs and CMOs that management believes have high prepayment risk are included in the AFS portfolio and reported at fair value.

The amortized cost and estimated fair value of AFS and HTM securities were as follows for the dates indicated:

	2001				2000(d)

		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
December 31, (in millions)	cost	gains	losses	value	cost	gains	losses	value

Available-for-sale securities

U.S. government and federal agency/corporation obligations:

Mortgage-backed securities	$30,192	$115	$417	$29,890	$38,107	$26	$965	$37,168

Collateralized mortgage obligations	2,295	91	89	2,297	5,130	93	8	5,215

U.S. treasuries	9,987	73	157	9,903	16,250	309	265	16,294

Obligations of state and political subdivisions	2,429	86	15	2,500	896	95	24	967

Debt securities issued by foreign governments	11,636	65	24	11,677	10,749	76	25	10,800

Corporate debt securities	108	35	1	142	1,080	5	13	1,072

Equity securities	1,102	4	9	1,097	1,111	240	28	1,323

Other, primarily asset-backed securities(a)	1,785	3	10	1,778	243	38	14	267

Total Available-for-sale securities(b)	$59,534	$472	$722	$59,284	$73,566	$882	$1,342	$73,106

Held-to-maturity securities

Total Held-to-maturity securities(b)(c)	$476	$14	$—	$490	$589	$4	$—	$593

(a)	Includes CMOs of private issuers, which generally have underlying collateral consisting of obligations of U.S. government and federal agencies and corporations.

(b)	As of December 31, 2001, there were no securities of a single issuer, excluding the U.S. Treasury and U.S. government agencies, whose fair value exceeded 10% of JPMorgan Chase’s Stockholders’ equity.

(c)	Primarily mortgage-backed securities.

(d)	Includes the impact of related derivatives. Prior to adoption of SFAS 133, related hedges were carried at fair value and unrealized gains and losses were recorded in Accumulated other comprehensive income (loss).

74 JPMorgan Chase 2001 Annual Report

The following table presents the amortized cost, estimated fair value and average yield at December 31, 2001 of JPMorgan Chase’s AFS and HTM securities by contractual maturity range:

	Available-for-sale securities			Held-to-maturity securities

Maturity schedule of securities	Amortized	Fair	Average	Amortized	Fair	Average
December 31, 2001 (in millions)	cost	value	yield(a)	cost	value	yield(a)

Due in one year or less	$5,961	$6,034	5.85%	$33	$33	4.56%

Due after one year through five years	14,653	14,761	5.75	—	—	—

Due after five years through 10 years	4,628	4,590	5.16	3	3	7.03

Due after 10 years(b)	34,292	33,899	5.85	440	454	6.86

Total securities	$59,534	$59,284	5.77%	$476	$490	6.71%

(a)	The average yield is based on amortized cost balances at year-end. Yields are derived by dividing interest income (including the effect of related derivatives on AFS securities and the amortization of premiums and accretion of discounts) by total amortized cost. Taxable-equivalent yields are used where applicable.

(b)	Securities with no stated maturity are included with securities with a contractual maturity of 10 years or more. Substantially all of JPMorgan Chase’s MBSs and CMOs are due in 10 years or more based on contractual maturity. The estimated duration, which reflects anticipated future prepayments based on a consensus of dealers in the market, is approximately three years for MBSs and less than one year for CMOs.

Securities purchased under resale agreements (“resale agreements”) and securities sold under repurchase agreements (“repurchase agreements”) are generally treated as collateralized financing transactions and are carried on the Consolidated balance sheet at the amounts the securities will be subsequently sold or repurchased, plus accrued interest. Similar transactions that do not meet the SFAS 140 definition of a repurchase agreement are accounted for as “buys” and “sells” rather than financing transactions. Where appropriate, resale and repurchase agreements with the same counterparty are reported on a net basis. JPMorgan Chase takes possession of securities purchased under resale agreements. On a daily basis, JPMorgan Chase monitors the market value of the underlying collateral, which consists primarily of U.S. government and agency securities, and requests additional collateral from its counterparties when necessary.

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

8 Loans

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

Nonaccrual loans are those loans on which the accrual of interest is discontinued. Loans (other than certain consumer loans discussed below) are placed on nonaccrual status immediately if, in the opinion of management, full payment of principal or interest is in doubt or when principal or interest is past due 90 days or more and collateral, if any, is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against Interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Interest income on nonaccrual loans is recognized only to the extent it is received in cash. However, where there is doubt regarding the ultimate collectibility of the loan principal, all cash receipts thereafter are applied to reduce the carrying value of the loan. Loans are restored to accrual status only when interest and principal payments are brought current and future payments are reasonably assured.

Consumer loans are generally charged to the allowance for loan losses upon reaching specified stages of delinquency in accordance with the Federal Financial Institutions Examination Council’s (“FFIEC”) policy. For example, credit card loans are charged off at the earlier of 180 days past due or within 60 days from receiving notification of the filing of bankruptcy. Residential mortgage products are generally charged off to net realizable value at 180 days past due. Other consumer products are generally charged off (to net realizable value if collateralized) at 120 days past due. Accrued interest on residential mortgage products, auto financings and certain other consumer loans are accounted for in accordance with the nonaccrual loan policy discussed above. Accrued interest on all other loans is generally reversed against interest income when the consumer loan is charged off.

A collateralized loan is considered an in-substance foreclosure and is reclassified to assets acquired as loan satisfactions, within Other assets, only when JPMorgan Chase has taken physical possession of the collateral, regardless of whether formal foreclosure proceedings have taken place.

JPMorgan Chase 2001 Annual Report 75

notes to consolidated financial statements
J.P. Morgan Chase & Co.

The composition of the loan portfolio at each of the dates indicated was as follows:

	2001			2000

December 31, (in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total

Commercial loans:

Commercial and industrial	$56,680	$33,530	$90,210	$64,031	$37,002	$101,033

Commercial real estate:

Commercial mortgage	3,533	16	3,549	4,109	834	4,943

Construction	615	151	766	725	636	1,361

Financial institutions	5,608	3,570	9,178	7,342	3,976	11,318

Foreign governments	—	1,161	1,161	—	805	805

Total commercial loans	66,436	38,428	104,864	76,207	43,253	119,460

Consumer loans:

1-4 family residential mortgages	59,430	506	59,936	50,302	292	50,594

Credit card	19,387	7	19,394	18,495	6	18,501

Auto financings	25,667	38	25,705	19,802	22	19,824

Other consumer	7,366	179	7,545	7,361	310	7,671

Total consumer loans	111,850	730	112,580	95,960	630	96,590

Total loans(a)	$178,286	$39,158	$217,444	$172,167	$43,883	$216,050

(a)	Loans are presented net of unearned income of $1,825 million and $1,571 million at December 31, 2001 and 2000, respectively.

Impaired loans
 JPMorgan Chase accounts for and discloses nonaccrual commercial loans as impaired loans. JPMorgan Chase recognizes interest income on impaired loans as discussed previously for nonaccrual loans. JPMorgan Chase excludes from impaired loans its small-balance homogeneous consumer loans, loans carried at fair value or the lower of cost or fair value, debt securities and leases.

The table below sets forth information about JPMorgan Chase’s impaired loans. JPMorgan Chase uses the discounted cash flow method as its primary method for valuing its impaired loans:

December 31, (in millions)	2001	2000

Impaired loans with an allowance	$1,523	$986

Impaired loans without an allowance(a)	457	444

Total impaired loans	$1,980	$1,430

Allowance for impaired loans under SFAS 114(b)	$448	$344

Average balance of impaired loans during the year	$1,840	$1,450

Interest income recognized on impaired loans during the year	$18	$13

(a)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under SFAS 114.

(b)	The allowance for impaired loans under SFAS 114 is included in JPMorgan Chase’s allowance for loan losses.

Allowance for credit losses
 JPMorgan Chase’s Allowance for loan losses is intended to cover probable credit losses for which either the asset is not specifically identified or the size of the loss has not been fully determined. Within the allowance, there are specific and expected loss components and a residual component.

The specific loss component covers those commercial loans deemed by JPMorgan Chase to be criticized. JPMorgan Chase internally categorizes its criticized commercial loans into three groups: doubtful, substandard and special mention.

Nonperforming commercial loans (excluding leases) are considered to be impaired loans. The allowance for impaired loans is computed using the methodology under SFAS 114. An allowance is established when the discounted cash flows (or collateral value or observable market price) of an impaired loan is lower than the carrying value of that loan. For the purposes of computing the specific loss component of the allowance, larger impaired loans are evaluated individually, and smaller impaired loans are evaluated as a pool using historical loss experience for the respective class of assets. The criticized but still performing loans also are evaluated as a pool using historical loss rates.

The expected loss component covers performing commercial loans (except criticized loans) and consumer loans.

Expected losses are the product of default probability and loss severity. The computation of the expected loss component of the allowance is based on estimates of these factors in JPMorgan Chase’s credit risk capital model. These estimates are differentiated by risk rating and maturity for commercial loans.

The expected loss estimates for each consumer loan portfolio are based primarily on JPMorgan Chase’s historical loss experience for the applicable product portfolio.

76 JPMorgan Chase 2001 Annual Report

Finally, a residual component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The residual component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific losses and expected losses in both the commercial and consumer portfolios. It is anticipated that the residual component of the allowance will range between 10% and 20% of the total Allowance for loan losses.

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

JPMorgan Chase’s Risk Management Committee reviews, at least quarterly, the Allowance for loan losses relative to the risk profile of the Firm’s credit portfolio and current economic conditions. The allowance is adjusted based on that review if, in management’s judgment, changes are warranted. As of December 31, 2001, JPMorgan Chase deemed the allowance to be adequate (i.e., sufficient to absorb losses that currently may exist but are not yet identifiable).

To provide for risk of losses inherent in the credit extension process, management also computes specific and expected loss components as well as a residual component for lending-related commitments, using a methodology similar to that used for the loan portfolio.

JPMorgan Chase maintains an allowance for credit losses as follows:

Reported in:
Allowance for
credit losses on:	Balance sheet	Income statement

Loans	Allowance for loan losses	Provision for loan losses

Lending-related commitments	Other liabilities	Other revenue

The table below summarizes the changes in the Allowance for loan losses:

Year ended December 31, (in millions)	2001	2000	1999

Allowance at January 1	$3,665	$3,738	$4,022

Provision for loan losses	3,185	1,377	1,446

Charge-offs	(2,582)	(1,634)	(2,034)

Recoveries	247	234	287

Net charge-offs	(2,335)	(1,400)	(1,747)

Charge to conform to FFIEC revised policy	—	(80)	—

Allowance related to purchased portfolios	—	29	18

Foreign exchange translation adjustment	9	1	(1)

Allowance at December 31	$4,524	$3,665	$3,738

9 Loan securitizations

JPMorgan Chase securitizes, sells and services residential mortgage, credit card, automobile and commercial loans. Interests in the securitized and sold loans are generally retained in the form of senior or subordinated interest-only strips, subordinated tranches, escrow accounts and servicing rights. JPMorgan Chase’s undivided interest in its credit card master trust is recorded in and accounted for as Loans. This undivided interest represents credit card receivables owned by JPMorgan Chase within the master trust that have not been sold. JPMorgan Chase’s interest in these receivables rank pari-passu with the investors’ interests in the master trust. Other retained interests are primarily recorded in Other assets.

JPMorgan Chase retains the servicing responsibilities for all of its residential mortgage, credit card and automobile loan securitizations and for certain of its commercial loan securitizations and receives annual servicing fees based on the securitized loan balance plus certain ancillary fees. JPMorgan Chase also retains the right to service the residential mortgage loans sold as a result of mortgage-backed security transactions with the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”). For a discussion of mortgage servicing rights, see Note 10.

Gains or losses on securitizations and sales depend, in part, on the previous carrying amount of the loans involved in the transfer and are allocated between the loans sold and the retained interests based on their relative fair values at the date of sale. Since quoted market prices are generally not available, JPMorgan Chase usually estimates fair value of these retained interests by determining the present value of future expected cash flows using modeling techniques that incorporate management’s best estimates of key variables, including credit losses, prepayment speeds and discount rates commensurate with the risks involved. Gains on securitizations and sales are reported in Other revenue. Retained interests that are subject to prepayment risk such that JPMorgan Chase may not recover substantially all of its investment are recorded at fair value with subsequent adjustments reflected in Other comprehensive income or in earnings if the fair value of the retained interest has declined below its carrying amount and such decline has been determined to be other-than-temporary.

During 2001, JPMorgan Chase securitized approximately $7.9 billion of residential mortgage loans, $6.0 billion of credit card loans, $2.5 billion of automobile loans and $5.5 billion of commercial loans, resulting in pre-tax gains on securitizations of $242 million, $42 million, $17 million and $40 million, respectively. During 2000, JPMorgan Chase securitized approximately $2.7 billion of residential mortgage loans, $2.9 billion of credit card loans, $1.3 billion of automobile loans and $4.7 billion of commercial loans, resulting in pre-tax gains (losses) on securitizations of $46 million, $7 million, $(1) million and $53 million, respectively. In addition, JPMorgan Chase sold residential mortgage

JPMorgan Chase 2001 Annual Report 77

notes to consolidated financial statements
J.P. Morgan Chase & Co.

loans totaling $45.8 billion and $21.5 billion during 2001 and 2000, respectively, primarily as GNMA, FNMA and Freddie Mac mortgage-backed securities, which sales resulted in gains of $262 million in 2001 and $106 million in 2000.

The following table summarizes certain cash flows received from securitization trusts for sales that were completed during 2001 and 2000 and the key economic assumptions used in measuring the retained interests as of the dates of such sales:

	2001				2000

($ in millions)	Mortgage	Credit card	Auto	Commercial	Mortgage	Credit card	Auto	Commercial

Cash flow information:

Proceeds from securitizations	$7,932	$6,038	$2,496	$5,543	$2,725	$2,857	$1,278	$4,746

Servicing fees collected	12	36	5	—	5	30	—	1

Other cash flows received	99	101	3	2	13	68	—	8

Proceeds from collections reinvested in previous revolving securitizations	—	31,191	—	2,164	—	29,844	—	1,031

Key assumptions (rates per annum):

Annual prepayment rate(a)	8.5-34.0% CPR	14.0-14.4%	1.47%	NA(b)	10.5-29.3% CPR	12.8-13.7%	1.50%	NA(b)

			WAC/WAM		22.5%HEP		WAC/WAM

Weighted average life	2.6-8.5 years	7 months	1.8 years	1.1 years	6.6-12.6 years	8 months	1.8 years	2.1-9.7 years

Expected credit losses	0.1-0.8%	5.5-6.0%	0.4-0.5%	NA(c)	0.2-0.4%	5.7-5.9%	0.4%	NA(c)

Discount rate	15.0-19.0%	3.5-6.5%	5.3-7.0%	5.0%	15.0%	7.2-7.8%	8.5%	6.9-20.4%

(a)	WAC/WAM: Weighted average coupon/weighted average maturity; HEP: Home equity prepayment curve; CPR: Constant prepayment rate.

(b)	Not applicable since these retained interests are not subject to prepayment risk.

(c)	Not applicable due to collateral coverage on loans in commercial securitizations.

At December 31, 2001 and 2000, JPMorgan Chase had $3.9 billion and $6.7 billion, respectively, related to its undivided interest in its credit card master trusts. JPMorgan Chase also maintains escrow accounts up to predetermined limits for some of its residential mortgage, credit card and automobile securitizations in the unlikely event that deficiencies in cash flows owed to investors occur. The amounts available in such escrow accounts are recorded in Other assets and totaled $1 million, $341 million and $79 million as of December 31, 2001 for residential mortgage, credit card and automobile securitizations, respectively, and $7 million, $297 million and $81 million as of December 31, 2000, respectively. In addition, the Firm had other retained interests as of December 31, 2001 and 2000 totaling $1.0 billion and $363 million from its residential mortgage, $38 million and $2 million from its credit card, $141 million and $87 million from its automobile securitizations, and $66 million and $138 million from its commercial securitizations, respectively. These retained interests are primarily subordinated or residual interests.

The table below outlines the key economic assumptions and the sensitivity of the fair value at December 31, 2001 of the remaining retained interests to immediate 10% and 20% adverse changes in those assumptions:

($ in millions)	Mortgage(c)	Credit card	Auto	Commercial

Carrying value / fair value of retained interests(d)	$1,011	$38	$141	$66

Weighted average life	2.2-6.3 years	5 months	1.7 years	9 months-11.4 years

Annual prepayment rate	10.8-32.5% CPR	14.5%	1.94% WAC/WAM	NA(a)

Impact of 10% adverse change	$(35)	$(9)	$(6)	—

Impact of 20% adverse change	(64)	(9)	(13)	—

Loss assumption	0.1-2.5%	5.9%	0.50%	NA(b)

Impact of 10% adverse change	$(29)	$(6)	$(3)	—

Impact of 20% adverse change	(58)	(12)	(9)	—

Discount rate	12.9-19.0%	3.4%	5.9%	4.0-18.7%

Impact of 10% adverse change	$(27)	—	$(1)	$(2)

Impact of 20% adverse change	(54)	—	(2)	(3)

(a)	Not applicable since these retained interests are not subject to prepayment risk.

(b)	Not applicable due to collateral coverage on loans in commercial securitizations.

(c)	Includes approximately $416 million of retained interests resulting from the acquisition of Advanta’s mortgage operations.

(d)	Unrealized gains recorded in Stockholders’ equity that relate to these retained interests totaled $159.6 million, $5.6 million and $6.8 million for residential mortgage, credit card and automobile, respectively.

78 JPMorgan Chase 2001 Annual Report

The sensitivity analysis in the preceding table is hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot easily be extrapolated because the relationship of the change in the assumptions to the change in fair value may not be linear. Also, in this table, the effect that a change in a particular assumption may have on the fair value is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

Expected static pool net credit losses include actual incurred losses plus projected net credit losses divided by the original balance of the outstandings comprising the securitization pool. The table below displays the expected static pool net credit losses for 2001 and 2000 based on securitizations occurring in that year.

	Loans securitized in:(a)(b)

	2001		2000

	Mortgage	Auto	Mortgage		Auto

December 31, 2001	0.1-2.3%	0.8%	0.1-2.7	%(c)	0.8%

December 31, 2000	NA	NA	0.1-2.3%		0.7%

(a)		No expected static pool net credit losses on commercial securitizations due to collateral coverage on loans in commercial securitizations.

(b)		Static pool losses not applicable to credit card securitizations due to their revolving structure.

(c)		Excludes expected static pool losses associated with the acquisition of Advanta’s mortgage operations. Expected static pool losses, as of December 31, 2001, would be 8.24% for the three securitization transactions completed by Advanta during 2000.

NA	-	Not applicable.

The table below presents information about delinquencies, net credit losses, and components of reported and securitized financial assets at December 31, 2001:

			Loans 90 days or		Net
	Total loans		more past due		charge-offs
Type of loan
(in millions)	2001	2000	2001	2000	2001	2000

Mortgage	$82,546	$63,836	$374	$298	$252	$79

Credit card	40,811	36,366	928	740	2,038	1,695

Auto	28,950	22,398	129	82	149	135

Other(a)	8,096	7,991	115	84	176	185

Consumer loans	160,403	130,591	1,546	1,204	2,615	2,094

Commercial loans	107,468	124,972	2,046	1,551	982	400

Total loans reported and securitized(b)	267,871	255,563	3,592	2,755	3,597	2,494	(c)

Less: Loans securitized	(50,427)	(39,513)	(575)	(437)	(1,262)	(1,014)

Reported	$217,444	$216,050	$3,017	$2,318	$2,335	$1,480

(a)	Includes foreign consumer loans.

(b)	Reported and securitized basis represents loans on the balance sheet or that have been securitized, but exclude securitized loans that JPMorgan Chase continues to service but as to which it has no other continuing involvement.

(c)	Includes a $93 million charge to conform to the FFIEC’s revised policy establishing uniform guidelines for charge-offs on consumer loans to delinquent, bankrupt, deceased and fraudulent borrowers. Of this total amount, $80 million relates to reported loans, and the remaining $13 million relates to securitized loans.

10 Mortgage servicing rights

JPMorgan Chase capitalizes the value that is expected to be realized from performing specified residential mortgage servicing activities for others as Mortgage servicing rights (“MSRs”). Such capitalized servicing rights are purchased or retained upon sales or securitization of mortgages. These rights are amortized in proportion to, and over the period of, the estimated future net servicing income stream of the underlying mortgage loans as a reduction of the actual servicing income received. MSRs are periodically evaluated for impairment based on their current fair values, which are estimated using a discounted future cash flow model that considers portfolio characteristics and assumptions regarding prepayment speeds, delinquency rates, ancillary revenues and other economic factors. For purposes of evaluating and measuring impairment of MSRs, the Firm stratifies its portfolio on the basis of the predominant risk characteristics: loan type and interest rate. Any indicated impairment is recognized as a reduction in revenue through a valuation allowance to the extent that the carrying value of an individual stratum exceeds its estimated fair value. Management has used its best judgment in estimating fair value. Since many economic factors can affect the estimate of the fair value of MSRs, the Firm closely assesses the major assumptions and modeling techniques used in its estimate of the fair value of its MSRs and reviews such assumptions against market comparables, if available. To mitigate the effect of changes in revenue from the interest rate risk inherent in the MSRs, the Firm uses both interest rate derivatives and AFS securities.

The following table summarizes mortgage servicing rights activity and related amortization. It also includes the key assumptions and the sensitivity of the fair value of MSRs at December 31, 2001 to immediate 10% and 20% adverse changes in each of those assumptions:

Year ended December 31, (in millions)	2001	2000	1999

Balance at beginning of year	$6,362	$5,187	$3,039

Additions	3,394	2,194	3,611

Sales	(103)	(290)	(1,071)

SFAS 133 hedge valuation adjustments	(880)	—	—

Pre-SFAS 133 hedging activities	—	78	150

Amortization	(1,123)	(708)	(542)

Valuation allowance	(1,071)	(99)	—

Balance at end of year	$6,579	$6,362	$5,187

Estimated fair value at year-end	$6,579	$6,411	$5,748

2001

Weighted average prepayment speed assumption	13.38% CPR

Impact on fair value with 10% adverse change	$(348)

Impact on fair value with 20% adverse change	$(665)

Weighted average discount rate	8.16%

Impact on fair value with 10% adverse change	$(190)

Impact on fair value with 20% adverse change	$(367)

CPR:	Constant prepayment rate.

JPMorgan Chase 2001 Annual Report 79

notes to consolidated financial statements
J.P. Morgan Chase & Co.

The sensitivity analysis in the preceding table is hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% and 20% variation in assumptions generally cannot be easily extrapolated because the relationship of the change in the assumptions to the change in fair value may not be linear. Also, in this table, the effect that a change in a particular assumption may have on the fair value is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

As of January 1, 2001, certain interest rate derivatives that qualify as fair value hedges under SFAS 133 and the related hedged MSRs are accounted for at fair value in accordance with SFAS 133.

For the year ended December 31, 2001, the decrease in revenue resulting from SFAS 133 valuation adjustments and the change in the valuation allowance due to impairment totaled $1,951 million. These losses were substantially offset by total gains of $1,773 million relating to a combination of derivative gains, including those that qualify as SFAS 133 hedges, and realized gains from sales of AFS securities. Prior to January 1, 2001, realized gains and losses from the settlement or termination of derivative contracts that qualified as hedges were deferred as adjustments to the carrying value and amortized over the remaining life of the MSRs. At December 31, 2000 and 1999, net deferred hedge gains of $152 million and $193 million, respectively, were included as an adjustment to the carrying value of the MSRs.

11 Long-term debt

The following table is a summary of long-term debt (net of unamortized original issue debt discount):

By remaining contractual maturity at December 31,		Under		After	2001		2000
(in millions)		1 year	1-5 years	5 years	total		total

Parent company

Senior debt:	Fixed rate	$979	$4,897	$803	$6,679		$6,683

	Variable rate	6,513	4,571	693	11,777		15,168

	Interest rates(a)	0.20% – 7.36%	1.22% – 7.50%	0.96% – 8.00%	0.20% – 8.00%		1.00% – 8.56%

Subordinated debt:	Fixed rate	653	2,790	9,008	12,451		11,875

	Variable rate	446	750	1,129	2,325		1,749

	Interest rates(a)	5.00% – 8.63%	2.56% – 8.50%	5.25% – 8.25%	2.56% – 8.63%		1.60% – 9.75%

	Subtotal	$8,591	$13,008	$11,633	$33,232		$35,475

Subsidiaries

Senior debt:	Fixed rate	$172	$1,151	$1,084	$2,407		$3,470

	Variable rate	1,117	389	424	1,930		2,434

	Interest rates(a)	1.62% – 6.80%	2.06% – 10.95%	1.06% – 26.97%	1.06% – 26.97%		2.03% – 13.95%

Subordinated debt:	Fixed rate	500	350	299	1,149		1,495

	Variable rate	34	431	—	465		425

	Interest rates(a)	7.25% – 7.38%	4.12% – 7.04%	6.13% – 6.70%	4.12% – 7.38%		6.13% – 9.25%

	Subtotal	$1,823	$2,321	$1,807	$5,951		$7,824

Total long-term debt		$10,414	$15,329	$13,440	$39,183	(b)(c)(d)	$43,299

(a)	The interest rates shown are the range of contractual rates in effect at year-end, including non-U.S. dollar fixed and variable rate issuances which excludes the effects of related derivative instruments. The use of these derivative instruments modifies JPMorgan Chase’s exposure to the contractual interest rates disclosed in the table above. The modified weighted average interest rate for total long-term debt, including the effects of related derivative instruments, was 4.64% at December 31, 2001.

(b)	At December 31, 2001, long-term debt aggregating $3.1 billion was redeemable at the option of JPMorgan Chase, in whole or in part, prior to maturity, based on the terms specified in the respective notes.

(c)	The aggregate principal amount of debt that matures in each of the five years subsequent to 2001 is $10,414 million in 2002, $5,758 million in 2003, $4,049 million in 2004, $2,879 million in 2005 and $2,643 million in 2006.

(d)	Includes $1.2 billion of outstanding zero-coupon notes at December 31, 2001. The aggregate principal amount of these notes at their respective maturities is $4.7 billion.

80 JPMorgan Chase 2001 Annual Report

JPMorgan Chase issues long-term debt denominated in various currencies, although predominately U.S. dollars, with both fixed and variable interest rates.

The weighted-average contractual interest rate for total long-term debt was 5.12% and 6.52% as of December 31, 2001 and 2000, respectively. In order to modify exposure to interest rate and currency exchange rate movements, JPMorgan Chase utilizes derivative instruments, primarily interest rate and currency swaps, in conjunction with some of its debt issues. The use of these instruments modifies the Firm’s interest expense on the associated debt. The modified weighted average interest rate for total long-term debt, including the effects of related derivative instruments, was 4.64% and 6.70% as of December 31, 2001 and 2000, respectively.

JPMorgan Chase has guaranteed several long-term debt issues of its subsidiaries. Guaranteed debt totaled $180 million and $195 million at December 31, 2001 and 2000, respectively.

Guaranteed preferred beneficial interests in the Firm’s junior subordinated deferrable interest debentures
 At December 31, 2001, 11 wholly owned Delaware statutory business trusts established by JPMorgan Chase had issued an aggregate $4,439 million in capital securities, net of discount. The capital securities qualify as Tier 1 capital of the Firm. The proceeds from each issuance were invested in a corresponding series of junior subordinated deferrable interest debentures of JPMorgan Chase. The sole asset of each statutory business trust is the relevant debenture. The Firm has fully and unconditionally guaranteed each of the business trust’s obligations under each trust’s capital securities to the extent set forth in the guarantee. Each trust’s capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures at their stated maturity or earlier redemption.

The following is a summary of the outstanding capital securities, net of discount, issued by each trust and the junior subordinated deferrable interest debenture issued by JPMorgan Chase to each trust as of December 31, 2001:

($ in millions)
	Amount of capital	Principal amount	Stated maturity of	Interest rate of	Interest
	securities, net of discount	of debenture,	capital securities	capital securities	payment/distribution
Name of trust	issued by trust(a)	held by trust(b)	and debentures	and debentures	dates

Chase Capital I	$600	$619	2026	7.67%	Semiannual - Commencing 1997

Chase Capital II	495	516	2027	LIBOR + 0.50%	Quarterly - Commencing 1997

Chase Capital III	296	309	2027	LIBOR + 0.55%	Quarterly - Commencing 1997

Chase Capital IV	350	361	2027	7.34%	Quarterly - Commencing 1998

Chase Capital V	200	206	2028	7.03%	Quarterly - Commencing 1998

Chase Capital VI	248	258	2028	LIBOR + 0.625%	Quarterly - Commencing 1998

Chase Capital VII	350	361	2029	7.00%	Quarterly - Commencing 1999

Chase Capital VIII	250	258	2030	8.25%	Quarterly - Commencing 2000

JPM Capital Trust I	750	773	2027	7.54%	Semiannual - Commencing 1997

JPM Capital Trust II	400	412	2027	7.95%	Semiannual - Commencing 1997

JPMorgan Chase Capital IX	500	515	2031	7.50%	Quarterly - Commencing 2001

Total	$4,439	$4,588

(a)	Represents the amount of capital securities issued to the public by each trust. These amounts are reflected as liabilities of JPMorgan Chase.

(b)	Represents the principal amount of JPMorgan Chase debentures held as assets by each trust. These amounts represent intercompany transactions and are eliminated in JPMorgan Chase’s Consolidated financial statements.

12 Preferred stock of subsidiary

Chase Preferred Capital Corporation (“Chase Preferred Capital”), a wholly owned subsidiary of JPMorgan Chase Bank, a bank subsidiary of JPMorgan Chase, is a real estate investment trust (“REIT”) established for the purpose of acquiring, holding and managing real estate mortgage assets. At December 31, 2001, there were 22 million shares of 8.10% cumulative preferred stock, Series A (“Series A preferred shares”) issued and outstanding (liquidation preference, $25 per share). Dividends on the Series A preferred shares are cumulative and are payable quarterly. The dividends are recorded as minority interest expense by JPMorgan Chase. The Series A preferred shares are treated as Tier 1 capital of JPMorgan Chase and Tier 2 capital of JPMorgan Chase Bank. The total amount of Series A preferred shares outstanding at both December 31, 2001 and 2000 was $550 million.

JPMorgan Chase 2001 Annual Report 81

notes to consolidated financial statements
J.P. Morgan Chase & Co.

13 Preferred stock

JPMorgan Chase is authorized to issue 200 million shares of preferred stock, in one or more series, with a par value of $1 per share. Outstanding shares of preferred stock at December 31, 2001 and 2000 were 17.8 million and 26.2 million, respectively. During 2001, the Firm redeemed its 10.84% cumulative preferred stock, its variable cumulative preferred stock, Series B, C, D, E and F and repurchased 0.12 million shares of its 6.63% Series H cumulative preferred stock.

Dividends on shares of each outstanding series of preferred stock are payable quarterly. All the preferred stock outstanding have preference over JPMorgan Chase’s common stock for the payment of dividends and the distribution of assets in the event of a liquidation or dissolution of JPMorgan Chase.

The following is a summary of JPMorgan Chase’s preferred stock outstanding:

	Stated value and	Shares	Outstanding at December 31,			Earliest	Rate in effect at
	redemption price per share(a)	(in millions)	2001	(in millions)	2000	redemption date	December 31, 2001

Adjustable rate, Series A cumulative	$100.00	2.42	$242		$242	See Note(b)	5.00	%(c)

Variable, Series B, C, D, E and F cumulative	1,000.00	0.25	—		250	—	—

Adjustable rate, Series L cumulative	100.00	2.00	200		200	See Note(b)	4.54	(c)

Adjustable rate, Series N cumulative	25.00	9.10	228		228	See Note(b)	4.59	(c)

10.84% cumulative	25.00	8.00	—		200	—	—

Fixed/adjustable rate, noncumulative	50.00	4.00	200		200	6/30/2003	4.96	(c)

6.63% Series H cumulative	500.00	0.28	139		200	3/31/2006	6.63

Total preferred stock			$1,009		$1,520

(a)	Redemption price includes amount shown in the table plus any accrued but unpaid dividends.

(b)	The shares are redeemable at any time with not less than 30 nor more than 60 days’ notice.

(c)	Floating rates are based on certain U.S. Treasury rates. The minimum and maximum rates for Series A are 5.00% and 11.50% and for Series L and Series N are 4.50% and 10.50%, respectively. The fixed/adjustable rate preferred stock remains fixed at 4.96% through June 30, 2003; thereafter, the minimum and maximum rates are 5.46% and 11.46%, respectively.

14 Common stock

JPMorgan Chase is authorized to issue 4.5 billion shares of common stock, with a $1 par value per share. The number of shares of common stock issued and outstanding were as follows:

December 31, (in millions)	2001	2000		1999

Issued	1,996.9	1,940.1	(a)	2,066.5

Held in treasury	(23.5)	(11.6	)(a)	(216.0)

Outstanding	1,973.4	1,928.5		1,850.5

(a)	Under the terms of the merger agreement, on December 31, 2000, all 126.4 million treasury shares of J.P. Morgan were canceled and retired.

On July 19, 2001, JPMorgan Chase’s Board of Directors authorized the repurchase of up to $6 billion of the Firm’s common stock, net of issuance for employee benefit plans. As of December 31, 2001, the Firm had repurchased 21.9 million shares of common stock under this authorization. During 2001, approximately 65.0 million shares were issued, under various employee stock option and other stock-based plans, and approximately 1.8 million shares were issued in connection with purchase accounting acquisitions.

During 2000, approximately 20.3 million shares of outstanding common stock were repurchased by JPMorgan Chase under a stock repurchase plan which began on January 19, 2000 and was formally terminated on October 17, 2000.

JPMorgan Chase shareholders approved a three-for-two stock split at their annual meeting on May 16, 2000. The record date for the split was May 17, 2000, and the additional shares of the Firm’s common stock issued as a result of the split were distributed on June 9, 2000.

As of December 31, 2001, approximately 399 million unissued shares of common stock were reserved for issuance under various employee incentive, option and stock purchase plans.

Common shares issued (newly issued or distributed from treasury) by JPMorgan Chase during 2001, 2000 and 1999 were as follows:

Year ended December 31, (in millions)	2001	2000	1999

Employee benefit and compensation plans(a)	64.4	79.4	71.7

Dividend reinvestment and stock purchase plans	0.6	2.4	1.3

Purchase accounting acquisitions and other	1.8	69.0	0.1

Total shares newly issued or distributed from treasury(b)	66.8	150.8	73.1

(a)	See Note 19 for a discussion of JPMorgan Chase’s employee stock option plans.

(b)	Shares distributed from treasury were 10.0 million in 2001, 150.8 million in 2000 and 72.4 million in 1999.

82 JPMorgan Chase 2001 Annual Report

15 Earnings per share

SFAS 128 requires the presentation of basic and diluted earnings per share (“EPS”) in the income statement. Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed using the same method as basic EPS, but, in the denominator, common shares outstanding reflect the potential dilution that could occur if convertible securities or other contracts to issue common stock were converted or exercised into common stock. Net income available for common stock is the same computation for basic EPS and diluted EPS as JPMorgan Chase had no convertible securities, and, therefore, no adjustments to net income available for common stock were necessary.

Basic and diluted earnings per share were as follows for the dates indicated:

Year ended December 31,
(in millions, except per share data)	2001	2000	1999

Basic earnings per share

Net income	$1,694	$5,727	$7,501

Less: Preferred stock dividends	66	96	106

Net income applicable to common stock	$1,628	$5,631	$7,395

Weighted-average basic shares outstanding	1,972.4	1,884.1	1,912.9

Net income per share	$0.83	$2.99	$3.87

Diluted earnings per share

Net income applicable to common stock	$1,628	$5,631	$7,395

Weighted-average basic shares outstanding	1,972.4	1,884.1	1,912.9

Add: Broad-based options	6.6	10.1	13.8

Options to key employees	44.6	74.8	78.1

Weighted-average diluted shares outstanding	2,023.6	1,969.0	2,004.8

Net income per share	$0.80	$2.86	$3.69

16 Comprehensive income

Comprehensive income is composed of net income and other comprehensive income, which includes the after-tax change in unrealized gains and losses on AFS securities, cash flow hedging activities and foreign currency translation adjustments (including the impact of related derivatives).

The following table presents other comprehensive income balances:

					Accumulated
Year ended	Unrealized			Cash	other
December 31,	gains (losses)	Translation		flow	comprehensive
(in millions)	on AFS securities(a)	adjustments		hedges	income (loss)

Balance December 31, 1998	$522	$(29)		NA	$493

Net change	(1,949)	28		NA	(1,921)

Balance December 31, 1999	(1,427)	(1)		NA	(1,428)

Net change	1,183	4		NA	1,187

Balance December 31, 2000	(244)	3		NA	(241)

Net change	109	(5)	(b)	$(305)	(201)

Balance December 31, 2001	$(135)	$(2)	(c)	$(305) (d)	$(442)

(a)	Primarily represents the after-tax difference between the fair value and amortized cost of the Available-for-sale securities portfolio. Net changes for years 2000 and 1999 include unrealized gains and losses on related hedges.

(b)	Includes $316 million of after-tax losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar, which are offset by $311 million of after-tax gains on hedges.

(c)	Includes after-tax gains and losses on foreign currency translation including related hedge results from operations for which the functional currency is other than the U.S. dollar.

(d)	Includes $51 million of after-tax losses reclassified to income and $356 million of after-tax losses representing the net change in derivative fair values and the impact of the adoption of SFAS 133 that were recorded in other comprehensive income.

NA-Not applicable as SFAS 133 was adopted effective January 1, 2001.

The net change amount, in the following table, represents the sum of net unrealized holding gains (losses) and reclassification adjustments of AFS securities. Reclassification adjustments are amounts recognized in net income during the current year that had been part of other comprehensive income in previous years.

Year ended December 31, (in millions)	2001	2000	1999

Net unrealized holdings gains (losses) arising during the period, net of taxes(a)	$443	$1,212	$(2,071)

Reclassification adjustment for (gains) losses included in net income, net of taxes(b)	(334)	(29)	122

Net change	$109	$1,183	$(1,949)

(a)	Net of tax expense of $308 million for 2001 and $808 million for 2000, and net of tax benefit of $1,412 million for 1999.

(b)	Net of tax expense of $232 million for 2001 and $20 million for 2000, and net of tax benefit of $64 million in 1999.

JPMorgan Chase 2001 Annual Report 83

notes to consolidated financial statements
J.P. Morgan Chase & Co.

17 Income taxes

JPMorgan Chase and its eligible subsidiaries file a consolidated U.S. federal income tax return. JPMorgan Chase uses the asset and liability method required by SFAS 109 to provide income taxes on all transactions recorded in the consolidated financial statements. This requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for book purposes and for tax purposes. Accordingly, a deferred tax liability or asset for each temporary difference is determined based on the tax rates that JPMorgan Chase expects to be in effect when the underlying items of income and expense are to be realized. JPMorgan Chase’s expense for income taxes includes the current and deferred portions of that expense. A valuation allowance is established to reduce deferred tax assets to the amount JPMorgan Chase expects to be realized.

Deferred income tax expense (benefit) results from differences between assets and liabilities measured for financial reporting purposes and for income tax return purposes. The significant components of deferred tax assets and liabilities are reflected in the following table:

December 31, (in millions)	2001		2000

Deferred tax assets

Allowance for loan losses	$1,502		$1,058

Allowance other than loan losses	768		1,048

Employee benefits	2,748		2,599

Foreign operations	632		418

Fair value adjustments	384		—

Foreign tax credit carryforward	100	(a)	225

Gross deferred tax assets	$6,134		$5,348

Deferred tax liabilities

Leasing transactions	$2,700		$2,570

Depreciation and amortization	773		815

Fair value adjustments	—		367

Other	255		68

Gross deferred tax liabilities	$3,728		$3,820

Valuation allowance	$165		$165

Net deferred tax asset	$2,241		$1,363

(a)	Includes $80 million expiring in 2004 and $20 million expiring in 2005.

A valuation allowance has been recorded in accordance with SFAS 109, primarily relating to tax benefits associated with foreign operations and with state and local deferred tax assets. The components of income tax expense included in the Consolidated statement of income were as follows:

Year ended December 31, (in millions)	2001	2000	1999

Current income tax expense

U.S.	$598	$1,976	$1,220

Foreign	822	1,224	1,420

State and local	65	356	284

Total current expense	1,485	3,556	2,924

Deferred income tax expense (benefit)

U.S.	(618)	(695)	998

Foreign	(73)	187	18

State and local	53	(42)	48

Total deferred expense (benefit)	(638)	(550)	1,064

Total income tax expense	$847	$3,006	$3,988

The preceding table does not reflect the tax effects of unrealized gains and losses on AFS securities, SFAS 133 transactions and certain tax benefits associated with JPMorgan Chase’s employee stock plans. The tax effect of these items is recorded directly in Stockholders’ equity. Stockholders’ equity increased by $541 million and $1,860 million in 2001 and 1999, respectively, and decreased by $281 million in 2000 as a result of these tax effects.

Federal income taxes have not been provided on the undistributed earnings of certain foreign subsidiaries, to the extent such earnings have been reinvested abroad for an indefinite period of time. For 2001, such earnings approximated $263 million on a pre-tax basis. At December 31, 2001, the cumulative amount of undistributed earnings in these subsidiaries approximated $1,667 million. It is not practicable at this time to determine the income tax liability that would result upon repatriation of these earnings.

The tax expense (benefit) applicable to securities gains and losses for the years 2001, 2000 and 1999 was $286 million, $78 million and $(84) million, respectively.

A reconciliation of the applicable statutory U.S. income tax rate to the effective tax rate for the past three years is shown in the following table:

Year ended December 31,	2001	2000	1999

Statutory U.S. federal tax rate	35.0%	35.0%	35.0%

Increase (decrease) in tax rate resulting from:

State and local income taxes, net of federal income tax benefit	3.0	2.3	1.9

Tax-exempt income	(5.8)	(2.1)	(1.1)

Foreign subsidiary earnings	(3.1)	(1.1)	(0.7)

Other, net	3.9	0.3	(0.4)

Effective tax rate	33.0%	34.4%	34.7%

The following table presents the domestic and foreign components of income before income tax expense:

Year ended December 31, (in millions)	2001	2000	1999

Domestic	$1,258	$5,844	$7,821

Foreign(a)	1,308	2,889	3,668

Income before income tax expense	$2,566	$8,733	$11,489

(a)	For purposes of this table, foreign income is defined as income generated from operations located outside the United States.

84 JPMorgan Chase 2001 Annual Report

18 Postretirement employee benefit plans

New domestic postretirement plans were approved in 2001, and the prior plans of Chase and J.P. Morgan were merged as of December 31, 2001.

Pension plans
 JPMorgan Chase has a noncontributory domestic pension plan that provides defined benefits to substantially all domestic employees. The domestic plan employs a cash balance defined benefit formula that provides for benefits based on salary and service. For J.P. Morgan employees who were earning benefits under a prior plan formula as of December 31, 1998, the plan also provides a minimum benefit based on eligible compensation and service through December 31, 2003. The following table presents the funded status and actuarial assumptions for the domestic plan.

Domestic pension plan

As of or for the year ended December 31, (in millions)	2001	2000

Benefit obligation	$(4,007)	$(3,898)

Plan assets at fair value	4,048	4,314

Funded status	41	416

Unrecognized amounts	376	(212)

Prepaid pension cost reported in Other assets	$417	$204

Employer contributions to trust	$326	$9

Benefits paid out of trust	352	324

Weighted-average annualized actuarial

Assumptions as of December 31:

Discount rate	7.25%	7.5-7.75	%(a)

Assumed rate of long-term return on plan assets	9.25%	9.0-9.50	%(a)

Rate of increase in future compensation	4.5%	3.6-5.66	%(a)

(a)	Range of assumptions in 2000 of individual predecessor plans.

The periodic domestic pension plan expense (reported in Compensation expense) totaled $113 million in 2001, $76 million in 2000 and $75 million in 1999.

JPMorgan Chase also has a number of other defined benefit pension plans (i.e., domestic plans not subject to Title IV of the Employee Retirement Income Security Act) and several foreign pension plans. Compensation expense related to these plans totaled $50 million in 2001, $45 million in 2000 and $48 million in 1999. At December 31, 2001 and 2000, JPMorgan Chase’s liability (included in Accrued expenses) related to plans that JPMorgan Chase elected not to prefund fully totaled $249 million and $234 million, respectively. A prepaid asset of $184 million was included in Other assets at December 31, 2001, as the Firm elected to fund certain plans during the year.

Compensation expense related to defined contribution plans totaled $208 million in 2001, $213 million in 2000 and $195 million in 1999.

Postretirement medical and life insurance
 JPMorgan Chase provides postretirement medical and life insurance benefits to qualifying domestic and foreign employees. These benefits vary with length of service and date of hire and provide for limits on JPMorgan Chase’s share of covered medical benefits. The medical benefits are contributory, while the life insurance benefits are noncontributory.

JPMorgan Chase’s postretirement benefit obligations are funded with corporate-owned life insurance (“COLI”) purchased on the lives of eligible employees and retirees. Assets of the COLI policies are held in a separate account with the insurance company. The insurance company invests the cash value of the policies in equities, bonds and other debt securities. While JPMorgan Chase owns the COLI policies, COLI proceeds (death benefits, withdrawals and other distributions) may be used only to reimburse the Firm for its net postretirement benefit claim payments and related administrative expenses.

Postretirement medical and life insurance liability

As of or for the year ended December 31, (in millions)	2001	2000

Benefit obligation	$(1,056)	$(918)

Plan assets at fair value	1,089	358

Funded status	33	(560)

Unrecognized amounts	(105)	(278)

Accrued postretirement medical and life insurance cost	$(72)	$(838)

Benefits paid(a)	$72	$66

(a)	Net of $13 million and $12 million of retiree contributions in 2001 and 2000, respectively.

Postretirement medical and life insurance expense (reported in Compensation expense) totaled $27 million in 2001, $32 million in 2000 and $44 million in 1999.

The discount rates and rates of increase for future compensation used to determine the actuarial values for postretirement medical and life insurance benefits are generally consistent with those used for the domestic pension plan. At December 31, 2001, JPMorgan Chase’s assumed weighted-average medical benefits cost trend rate used to measure the expected cost of benefits covered was 8.75% for 2001, declining gradually over seven years to a floor of 5.0%. The effect of a 1% change in the assumed medical cost trend rate would result in a corresponding change in the December 31, 2001 benefit obligation and 2001 periodic expense by up to 5.2%.

JPMorgan Chase 2001 Annual Report 85

notes to consolidated financial statements
J.P. Morgan Chase & Co.

19 Employee stock-based incentives

Key employee stock-based awards
 JPMorgan Chase has long-term stock-based incentive plans (the “LTI Plans”) that provide for grants of common stock-based awards, including stock options, restricted stock and restricted stock units (“RSU”) to certain key employees.

Under the LTI Plans, stock options are granted with exercise prices equal to JPMorgan Chase’s common stock price on the grant date. Generally, options cannot be exercised until at least one year after the grant date and become exercisable over various periods as determined at the time of the grant. Options generally expire ten years after the grant date.

In January 2001, JPMorgan Chase granted 82.2 million options under the LTI Plans pursuant to a growth performance incentive program (“GPIP”). The exercise price of all GPIP awards is $51.22, the price of JPMorgan Chase’s common stock on the grant date. One half of the GPIP options are exercisable after two years if a firm-wide performance target (“corporate performance goal”) is achieved, with the remaining 50% exercisable after two years if certain business specific performance targets are achieved. The corporate performance goal will be achieved if cumulative diluted cash operating earnings per share for 2001 and 2002, excluding JPMorgan Partners, equals or exceeds $8.50. Business specific performance targets are based primarily on SVA. If the targets are not achieved, options will be exercisable after six years. As of December 31, 2001, 4.8 million GPIP options had been forfeited. All GPIP options expire ten years after the grant date.

The following table presents a summary of JPMorgan Chase’s option activity under the LTI Plans, excluding GPIP, during the last three years.

	2001		2000		1999
Year ended December 31,
(Amounts in thousands,	Number of	Weighted-average	Number of	Weighted-average	Number of	Weighted-average
except per share amounts)	options	exercise price	options	exercise price	options	exercise price

Options outstanding, January 1	175,232	$31.52	183,456	$27.99	169,119	$23.28

Granted	54,709	50.85	22,488	48.24	45,361 (a)	38.87

Exercised	(28,954)	25.69	(25,106)	20.25	(28,134)	17.72

Canceled	(6,035)	48.92	(5,606)	34.29	(2,890)	33.67

Options outstanding, December 31	194,952	$37.26	175,232	$31.52	183,456	$27.99

Options exercisable, December 31	123,045	$30.34	130,479	$27.46	100,702	$21.06

(a)  Includes 5,124,000 options at a weighted-average exercise price of $15.61 related to the acquisition of H&Q.

The following table details the distribution of options outstanding under the LTI Plans, excluding GPIP, at December 31, 2001.

	Options outstanding			Options exercisable

Range of	Options	Weighted-average	Weighted-average remaining	Options	Weighted-average
exercise prices	outstanding	exercise price	contractual life (in years)	exercisable	exercise price

$3.41 – $20.00	35,114	$15.66	2.4	34,855	$15.66

$20.01 – $35.00	32,695	27.61	4.8	31,107	27.49

$35.01 – $50.00	78,880	42.28	7.0	53,531	40.14

$50.01 – $65.58	48,263	51.32	8.9	3,552	51.68

Total	194,952	$37.26	6.3	123,045	$30.34

Restricted stock and RSUs are granted by JPMorgan Chase under the LTI Plans at no cost to the recipient. Restricted stock/units are subject to forfeiture until certain restrictions have lapsed, including continued employment for a specified period. The recipient of a share of restricted stock is entitled to voting rights and dividends on the common stock. An RSU entitles the recipient to receive a share of common stock after the applicable restrictions lapse; the recipient is entitled to receive cash payments equivalent to dividends on the underlying common stock during the period the RSU is outstanding.

During 2001, 25.9 million restricted stock/unit awards (all payable solely in stock) were granted by JPMorgan Chase. Of the 25.9 million restricted stock/unit awards granted, vesting of 1.3 million of such awards also is conditioned upon certain vesting periods being met and JPMorgan Chase’s stock price reaching and sustaining target prices (the “targets”) during the service period. The awards are forfeited in their entirety if the targets are not achieved (“forfeitable awards”). Half of the 2001 forfeitable awards have a target price of $75, which exceeded the stock price on the grant date by 46%. The other half have a target price of $85, which exceeded the stock price on the grant date by 66%.

86 JPMorgan Chase 2001 Annual Report

Under the LTI Plans, in 2000 and 1999, 36.1 million and 26.2 million awards (all payable solely in stock), respectively, were granted by JPMorgan Chase. In both years, 1.3 million of the restricted stock/unit awards that were granted are forfeitable if target prices are not achieved. None of the 2000 and 1999 forfeitable awards have vested as the target prices have not been achieved.

A portion of certain employees’ incentive compensation that exceeds specified levels is awarded in restricted stock or RSUs (the “required deferral plan”) that are issued under the LTI Plans. These restricted stock/units vest solely based on continued employment. During 2001, 2000 and 1999, 137,500, 160,000 and 149,000, respectively, of such awards were granted.

Broad-based employee stock options
 In January 2001, JPMorgan Chase granted Value Sharing Plan awards, under which 26.0 million options to purchase common stock were granted to all eligible full-time (375 options each) and part-time (188 options each) employees. This award is the second of three equal annual grants to eligible active employees. The exercise price for each annual grant is equal to JPMorgan Chase’s common stock price on the grant date. The options become exercisable after five years, or earlier if JPMorgan Chase’s stock price reaches and sustains a target price for a minimum period. The 2000 and 2001 grants have not achieved their price targets.

Under the Value Sharing Plan adopted by JPMorgan Chase in December 1996, annual awards were granted in December of 1996, 1997 and 1998. The 1996, 1997 and 1998 awards became exercisable in 1997, 1998 and 1999, respectively, as a result of the target prices having been achieved. All outstanding options expire ten years after their respective grant dates.

The following table presents a summary of JPMorgan Chase’s broad-based employee stock option plan activity during the past three years:

	2001		2000		1999
Year ended December 31,
(Amounts in thousands,	Number of	Weighted-average	Number of	Weighted-average	Number of	Weighted-average
except per share amounts)	options	exercise price	options	exercise price	options	exercise price

Options outstanding, January 1	67,237	$38.17	50,937	$31.66	78,810	$33.10

Granted	26,042	51.22	28,054	49.79	—	—

Exercised	(2,267)	27.65	(8,019)	31.44	(24,858)	35.24

Canceled	(3,619)	49.54	(3,735)	51.15	(3,015)	39.85

Options outstanding, December 31	87,393	$41.86	67,237	$38.17	50,937	$31.66

Options exercisable, December 31	40,390	$31.76	42,768	$31.51	50,937	$31.66

The following table details the distribution of broad-based employee stock options outstanding at December 31, 2001.

	Options outstanding			Options exercisable

Range of	Options	Weighted-average	Weighted-average remaining	Options	Weighted-average
exercise prices	outstanding	exercise price	contractual life (in years)	exercisable	exercise price

$10.26 – $20.00	7,763	$12.81	2.3	7,763	$12.81

$20.01 – $35.00	8,145	28.79	5.0	8,145	28.79

$35.01 – $50.00	47,101	44.06	7.3	24,482	38.76

$50.01 – $51.50	24,384	51.22	9.1	—	—

Total	87,393	$41.86	7.1	40,390	$31.76

Comparison of the fair and intrinsic value based measurement methods
 JPMorgan Chase accounts for its employee stock-based compensation plans under the intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” There is no expense recognized for stock options, as they have no intrinsic value on the grant date. Forfeitable restricted stock and RSUs are expensed based upon the target prices. The expense for restricted stock and RSUs other than forfeitable awards is measured by the grant-date stock price. Pre-tax stock compensation expense recognized in reported earnings totaled $0.8 billion in 2001, $1.1 billion in 2000 and $1.0 billion in 1999.

If JPMorgan Chase had adopted the fair value based method pursuant to SFAS 123, options would be valued using a Black-Scholes model. The following table presents net income and basic and diluted earnings per share as reported and after the impact of applying SFAS 123. The higher impact from applying SFAS 123 in 2001 reflects the lower level of net income and increased options granted during 2001.

JPMorgan Chase 2001 Annual Report 87

notes to consolidated financial statements
J.P. Morgan Chase & Co.

Year ended December 31,
(in millions, except per share data)		2001	2000	1999

Net income	As reported	$1,694	$5,727	$7,501

	After applying SFAS 123	1,072	5,371	7,073

Basic earnings per share	As reported	$0.83	$2.99	$3.87

	After applying SFAS 123	0.51	2.80	3.64

Diluted earnings per share	As reported	$0.80	$2.86	$3.69

	After applying SFAS 123	0.50	2.68	3.47

The following table presents JPMorgan Chase’s weighted-average grant-date fair value and assumptions used to value the options using a Black-Scholes model for equity awards granted:

Year ended December 31,	2001	2000	1999

Weighted-average grant-date fair value

Options granted to:

Key employees	$18.39	$18.79	$12.99

All other employees	14.60	17.66	—

All restricted stock and RSUs payable in stock	49.21	42.88	39.25

Weighted-average annualized option valuation assumptions

Risk-free interest rate	5.08%	6.65%	5.14%

Expected dividend yield(a)	2.51	2.25	2.41

Expected common stock price volatility	37	38	30

Assumed weighted-average expected life of options (in years)

Key employee stock options	6.8	6.8	6.7

Broad-based employee stock options	3.8	5.5	—

(a)	The expected dividend yield is based primarily on historical data at the grant dates.

20 Restrictions on cash and intercompany funds transfers

The Federal Reserve Board requires depository institutions to maintain cash reserves with a Federal Reserve Bank. The average amount of reserve balances deposited by JPMorgan Chase’s bank subsidiaries with various Federal Reserve Banks was approximately $1.1 billion in 2001 and $0.6 billion in 2000.

Restrictions imposed by federal law prohibit JPMorgan Chase and certain other affiliates from borrowing from banking subsidiaries unless the loans are secured in specified amounts. Such secured loans to JPMorgan Chase or to other affiliates generally are limited to 10% of the banking subsidiary’s total capital, as determined by the risk-based capital guidelines; the aggregate amount of all such loans is limited to 20% of the banking subsidiary’s total capital. JPMorgan Chase and its affiliates were well within these limits throughout the year.

The principal sources of JPMorgan Chase’s income (on a parent company-only basis) are dividends and interest from JPMorgan Chase Bank and the other banking and nonbanking subsidiaries of JPMorgan Chase. In addition to dividend restrictions set forth in statutes and regulations, the Federal Reserve Board, the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”) have authority under the Financial Institutions Supervisory Act to prohibit or to limit the payment of dividends by the banking organizations they supervise, including JPMorgan Chase and its subsidiaries that are banks or bank holding companies, if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.

At December 31, 2001 and 2000, JPMorgan Chase’s bank subsidiaries could pay, in the aggregate, $2.2 billion and $2.1 billion, respectively, in dividends to their respective bank holding companies without prior approval of their relevant banking regulators.

In compliance with rules and regulations established by domestic and foreign regulators, cash of $2.0 billion and $1.6 billion and securities with a market value of $4.4 billion and $6.2 billion were segregated in special bank accounts for the benefit of securities and futures brokerage customers as of December 31, 2001 and 2000, respectively.

21 Capital

There are two categories of risk-based capital: core capital (referred to as Tier 1 capital) and supplementary capital (referred to as Tier 2 capital). Tier 1 capital includes common stockholders’ equity, qualifying preferred stock and minority interest less goodwill and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1, long-term debt and other instruments qualifying as Tier 2, the aggregate allowance for credit losses up to a certain percentage of risk-weighted assets, less investments in certain subsidiaries. Under the risk-based capital guidelines of the Federal Reserve Board, JPMorgan Chase is required to maintain minimum ratios of Tier 1 and total (Tier 1 plus Tier 2) capital to risk-weighted assets. Failure to meet these minimum requirements could result in actions taken by the Federal Reserve Board. Bank subsidiaries also are subject to these capital requirements by their respective primary regulators. Management believes that as of December 31, 2001, JPMorgan Chase met all capital requirements to which it was subject and is not aware of any subsequent events that would alter this classification.

88 JPMorgan Chase 2001 Annual Report

The following table presents the risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries:

			Risk-	Adjusted	Tier 1	Total	Tier 1
	Tier 1	Total	weighted	average	capital(c)(e)	capital(c)(e)	leverage(c)(f)
December 31, 2001 (in millions)	capital(b)(c)	capital(c)	assets(d)	assets	ratio	ratio	ratio

J.P. Morgan Chase & Co.(a)	$37,713	$54,073	$455,123	$729,931	8.29%	11.88%	5.17%

JPMorgan Chase Bank	31,556	42,560	379,885	583,008	8.31%	11.20%	5.41%

Chase Manhattan Bank USA, N.A.	3,885	5,727	48,025	48,970	8.09%	11.93%	7.93%

Well capitalized ratios(g)					6.00%	10.00%	5.00% (h)

Minimum capital ratios(g)					4.00%	8.00%	3.00%

(a)	Assets and capital amounts for JPMorgan Chases's banking subsidiaries reflect intercompany transactions, whereas the respective amounts for JPMorgan Chase reflect the elimination of inter-company transactions.

(b)	In accordance with Federal Reserve Board risk-based capital guidelines, minority interest for JPMorgan Chase includes preferred stock instruments issued by subsidiaries of JPMorgan Chase. For a further discussion, see Notes 11 and 12.

(c)	The provisions of SFAS 115 do not apply to the calculations of the Tier 1 capital and Tier 1 leverage ratios. The risk-based capital guidelines permit the inclusion of 45% of the pre-tax unrealized gain on certain equity securities in the calculation of Tier 2 capital.

(d)	Includes off-balance sheet risk-weighted assets in the amounts of $155,191 million, $144,794 million and $4,816 million, respectively, at December 31, 2001.

(e)	Tier 1 capital or total capital, as applicable, divided by risk-weighted assets. Risk-weighted assets include assets and off-balance sheet positions, weighted by the type of instruments and the risk weight of the counterparty, collateral or guarantor.

(f)	Tier 1 capital divided by adjusted average assets (net of allowance for loan losses, goodwill and certain intangible assets).

(g)	As defined by the regulations issued by the Federal Reserve Board, the FDIC and the OCC.

(h)	Represents requirements for bank subsidiaries pursuant to regulations issued under the Federal Deposit Insurance Corporation Improvement Act. There is no Tier 1 leverage component in the definition of a well capitalized bank holding company.

The following table shows the components of the Firm’s Tier 1 and total capital.

December 31, (in millions)	2001	2000

Tier 1 capital

Common stockholders’ equity	$40,530	$41,062

Nonredeemable preferred stock	1,009	1,271

Minority interest(a)	5,084	4,662

Less: Goodwill and investments in certain subsidiaries	8,231	8,783

Nonqualifying intangible assets	679	631

Tier 1 capital	$37,713	$37,581

Tier 2 capital

Long-term debt and other instruments qualifying as Tier 2	12,051	12,833

Qualifying allowance for credit losses	4,759	3,955

Less: Investment in certain subsidiaries	450	917

Tier 2 capital	16,360	15,871

Total qualifying capital	$54,073	$53,452

(a)	Minority interest includes trust preferred stocks of certain business trust subsidiaries and the preferred stock of a Real Estate Investment Trust subsidiary of JPMorgan Chase. For a further discussion, see Notes 11 and 12.

22 Premises and equipment, goodwill and other intangibles

Premises and equipment, including leasehold improvements, are carried at cost less accumulated depreciation and amortization. JPMorgan Chase generally computes depreciation using the straight-line method over the estimated useful life of an asset. For leasehold improvements, the Firm uses the straight-line method over the lesser of the remaining term of the leased facility or the estimated economic life of the improvement. JPMorgan Chase capitalizes certain costs associated with the acquisition or development of internal-use software. Once the software is ready for its intended use, these costs are amortized on a straight-line basis over the software’s expected useful life.

Goodwill and other acquired intangibles, such as core deposits and credit card relationships, are amortized over the estimated periods to be benefited, generally ranging from 7 to 25 years. An impairment review is performed periodically on these assets.

Capitalized mortgage servicing assets consist of purchased and originated servicing rights. These rights are amortized in proportion to, and over the period of, the estimated future net servicing income stream of the underlying mortgage loans. Mortgage servicing rights are periodically evaluated for impairment based on their current fair values. For purposes of evaluating and measuring impairment of MSRs, the Firm stratifies its portfolio on the basis of the predominant risk characteristics: loan type and interest rate.

JPMorgan Chase 2001 Annual Report 89

notes to consolidated financial statements
J.P. Morgan Chase & Co.

23 Commitments and contingencies

At December 31, 2001, JPMorgan Chase and its subsidiaries were obligated under a number of noncancelable operating leases for premises and equipment used primarily for banking purposes. Certain leases contain rent escalation clauses for real estate taxes and other operating expenses and renewal option clauses calling for increased rents. No lease agreement imposes any restrictions on JPMorgan Chase’s ability to pay dividends, engage in debt or equity financing transactions, or enter into further lease agreements. Future minimum rental payments required under operating leases with noncancelable lease terms that expire after December 31, 2001 were as follows:

Year ended December 31, (in millions)

2002	$615

2003	596

2004	549

2005	494

2006	466

After	4,336

Total minimum payments required	7,056

Less: Sublease rentals under noncancelable subleases	139

Net minimum payment required	$6,917

Total rental expense was as follows:

Year ended December 31, (in millions)	2001	2000	1999

Gross rentals	$804	$716	$654

Sublease rentals	(135)	(79)	(133)

Net rent expense	$669	$637	$521

At December 31, 2001, assets were pledged to secure public deposits and for other purposes. The significant components of the assets pledged were as follows:

At December 31, (in billions)	2001	2000

Securities	$50	$44

Loans	31	20

Other(a)	188	177

Total assets pledged	$269	$241

(a)	Primarily composed of trading assets and reverse repurchase agreements.

Collateral that can be sold or repledged was composed as follows:

At December 31, (in billions)	2001	2000

Collateral received(a)	$166	$147

Collateral used(b)	134	136

(a)	Generally obtained under resale and securities borrowing agreements.

(b)	Generally as collateral under repurchase agreements or to cover short sales.

JPMorgan Chase and its subsidiaries are defendants in a number of legal proceedings. After reviewing with counsel all such actions and proceedings pending against or involving JPMorgan Chase and its subsidiaries, management does not expect the aggregate liability or loss, if any, resulting from such proceedings to have a material adverse effect on the consolidated financial condition of JPMorgan Chase although the outcome of a particular proceeding may be material to JPMorgan Chase’s results of operations for any particular period depending on the size of the loss or liability relative to JPMorgan Chase’s income for that period.

The Firm has $1,130 million of nonperforming Enron-related other receivables, which represent surety receivables and a letter of credit that are the subject of litigation with insurance companies and a foreign bank.

JPMorgan Chase may guarantee the obligations of its subsidiaries. These guarantees rank on a parity with all other unsecured and unsubordinated indebtedness of JPMorgan Chase. See Note 11 for a discussion of JPMorgan Chase’s guarantees of long-term debt-related instruments of its subsidiaries.

24 Accounting for derivative instruments and hedging activities

On January 1, 2001, JPMorgan Chase adopted SFAS 133, which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts used for trading and hedging activities. All derivatives, whether designated for hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, all changes in the fair value of the derivative and changes in the fair value of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income (“OCI”) and recognized in the income statement when the hedged item affects earnings. The ineffective portions of cash flow hedges are immediately recognized in earnings.

The majority of JPMorgan Chase’s derivatives are entered into for trading purposes and were not affected by the adoption of SFAS 133. The Firm also uses derivatives as an end user to hedge market exposures, modify the interest rate characteristics of related balance sheet instruments or meet longer-term investment objectives. Both trading and end-user derivatives are recorded at fair value in Trading assets and Trading liabilities.

The adoption of SFAS 133 resulted in an after-tax reduction to net income of $25 million and an after-tax reduction to OCI of $36 million. The impact of reclassifying certain SFAS 115 securities from AFS to trading was not material at the adoption date.

90 JPMorgan Chase 2001 Annual Report

Due to SFAS 133, JPMorgan Chase changed certain hedging strategies and elected not to designate some derivatives utilized to manage economic exposure as accounting hedges. For example, to moderate its use of derivatives, the mortgage business began using AFS securities as economic hedges of mortgage servicing rights.

Certain interest rate derivatives are recorded in Trading revenue due to operational and cost constraints of applying hedge accounting. Changes in the fair value of credit derivatives used to manage the Firm’s credit risk are recorded in Trading revenue because of the difficulties in qualifying such contracts as hedges of loans and commitments. Because of hedge ineffectiveness and management’s decision to no longer apply hedge accounting but to continue to enter into economic hedges to support certain business strategies, the application of SFAS 133 may cause volatility in quarterly earnings and equity.

Prior to the adoption of SFAS133, derivatives used for hedging purposes generally were not recorded on the Consolidated balance sheet and the unrealized gains and losses were deferred on those contracts.

Derivatives used as hedges must be considered to be highly effective at reducing the risk associated with the exposure being hedged. Each derivative must be designated as a hedge, with documentation of the risk management objective and strategy for the hedge, including identification of the hedging instrument, the hedged item and the risk exposure, and how effectiveness is assessed prospectively and retrospectively.

JPMorgan Chase’s fair value hedges primarily include hedges of fixed rate long-term debt, loans, AFS securities and mortgage servicing rights. Interest rate swaps are the most common type of derivative contract used to modify exposure to interest rate risk by converting fixed rate assets and liabilities to a floating rate. All amounts have been included in earnings consistent with the hedged transaction, primarily net interest income, Fees and commissions and Other revenue. JPMorgan Chase did not recognize any gains or losses during 2001 on firm commitments that no longer qualify as fair value hedges.

JPMorgan Chase enters into derivative contracts to hedge exposure to variability in cash flows for floating rate financial instruments and forecasted transactions, that primarily include the rollover of short-term assets and liabilities, loan sales and anticipated securities transactions. Interest rate swaps, futures and options are the most common instruments used to reduce the impact of interest rate changes on future earnings. All amounts have been included in earnings consistent with the hedged transaction, primarily net interest income.

JPMorgan Chase primarily uses forward foreign exchange contracts and foreign currency denominated debt instruments to protect the value of its net investments in its foreign subsidiaries in foreign currencies. The portion of the hedging instruments excluded from the assessment of hedge effectiveness (forward points) is recorded in Net interest income.

The following table presents derivative instrument and hedging related activities for the period indicated.

Year ended December 31, (in millions)	2001

Fair value hedge ineffective net gains(a)	$386

Cash flow hedge ineffective net losses(a)	(7)

Cash flow hedging gains on forecasted transactions that failed to occur	40 (b)

Expected reclassifications from OCI to earnings(c)	(177)

(a)	Includes ineffectiveness and the components of hedging instruments that have been excluded from the assessment of hedge effectiveness.

(b)	Represents recognized gains in net interest income for cash flow hedges of AFS security purchases that were discontinued because the forecasted transaction failed to occur.

(c)	Represents the reclassification of net losses on derivative instruments from OCI to earnings that are expected to occur over the next 12 months. The maximum length of time over which forecasted transactions are hedged is ten years, related to core lending activities.

25 Off-balance sheet lending-related financial instruments

JPMorgan Chase utilizes lending-related financial instruments as one method by which to meet the financing needs of its customers. JPMorgan Chase issues commitments to extend credit, standby letters of credit and guarantees and also provides securities-lending services. For lending-related financial instruments, the contractual amount of the financial instrument represents the maximum potential credit risk if the counterparty does not perform according to the terms of the contract. A large majority of these commitments expire without being drawn upon. As a result, total contractual amounts are not representative of the Firm’s actual future credit exposure or liquidity requirements for these commitments.

Additionally, to provide for risk of losses inherent in the credit extension process, management computes specific and expected loss components as well as a residual component for lending-related commitments. At December 31, 2001 and 2000, the Allowance for credit losses on lending-related commitments, which is reported in Other liabilities, was $282 million and $283 million, respectively.

The following table summarizes the contract amounts relating to JPMorgan Chase’s lending-related financial instruments at December 31, 2001 and 2000:

Off-balance sheet lending-related financial instruments

December 31, (in millions)	2001	2000

Credit card lines	$104,785	$93,273

Other unfunded commitments to extend credit(a)	204,397	217,547

Standby letters of credit and guarantees(a)	41,163	43,091

Other letters of credit(a)	2,151	2,516

Customers’ securities lent	111,167	95,040

(a)	Net of risk participations totaling $13,935 million and $10,203 million at December 31, 2001 and 2000, respectively.

JPMorgan Chase 2001 Annual Report 91

notes to consolidated financial statements
J.P. Morgan Chase & Co.

Unfunded commitments to extend credit are agreements to lend to a customer who has complied with predetermined contractual conditions. Commitments generally have fixed expiration dates. Unfunded commitments to extend credit include $41.9 billion of commitments to SPEs.

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

Customers’ securities lent are customers’ securities held by JPMorgan Chase, as custodian, which are lent to third parties. JPMorgan Chase obtains collateral, with a market value exceeding 100% of the contract amount, for customers’ securities lent, which is used to indemnify customers against possible losses resulting from third-party defaults.

26 Credit risk concentrations

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

JPMorgan Chase’s exposures within these major segments are diversified, and these diversification factors reduce concentration risk. More information about geographic and other concentrations can be found at the following tables in the MD&A:

Industry diversification profile	Page 50

Derivative and foreign exchange contracts	Page 52

Selected country exposure	Page 52

Residential mortgage loans by geographic region	Page 53

Managed credit card loans by geographic region	Page 53

Auto financings by geographic region	Page 53

The table below indicates major product and industry segments, including both on-balance sheet (principally loans) and off-balance sheet (principally unfunded commitments to extend credit) exposures:

	2001 distributions			2000 distributions

	Credit	On-balance	Off-balance	Credit	On-balance	Off-balance
December 31, (in billions)	exposure	sheet	sheet	exposure	sheet	sheet

Credit cards	$124.2	$19.4	$104.8	$111.8	$18.5	$93.3

Depository institutions	65.2	43.3	21.9	68.1	47.3	20.8

Residential mortgages	64.0	59.9	4.1	54.2	50.6	3.6

Auto financings	26.0	25.7	0.3	20.0	19.8	0.2
Commercial real estate	9.1	4.3	4.8	9.7	6.3	3.4

Total	$288.5	$152.6	$135.9	$263.8	$142.5	$121.3

27 Fair value of financial instruments

Fair value is defined as the value at which positions could be closed out or sold in a transaction with a willing and knowledgeable counterparty over a period of time consistent with JPMorgan Chase’s trading or investment strategy.

The accounting for an asset or liability may differ based on the type of instrument and/or its use in a trading or investing strategy. Generally, the measurement framework recorded in financial statements is one of the following:

•	Recorded at fair value on the balance sheet with changes in fair value recorded each period in the Consolidated statement of income;

•	Recorded at fair value on the balance sheet with changes in fair value recorded each period in a separate component of Stockholders’ equity and as part of other comprehensive income;

•	Recorded at cost (less other-than-temporary impairments) with changes in fair value not recorded in the financial statements but disclosed in the notes thereto; or

•	Recorded at the lower-of-cost or market.

92 JPMorgan Chase 2001 Annual Report

Fair value is based on quoted market prices, where available. If listed prices or quotes are not available, fair value is based on internally developed models that primarily use market-based or independent information as inputs. These methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Valuation adjustments are made, at times, based on defined methodologies that are applied consistently over time and that are intended to ensure that positions are carried at the best estimate of fair value. Valuation adjustments include amounts to reflect counterparty credit quality, liquidity and concentration concerns, and ongoing servicing costs. JPMorgan Chase’s valuation process is continually subject to a rigorous review, which includes valuation model and methodology reviews and price testing with independent sources where appropriate.

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

Assets where fair value differs from cost
 JPMorgan Chase’s debt, equity and derivative instruments are carried at their estimated fair value. Quoted market prices, when available, are used to determine the fair value of trading instruments. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of instruments with similar characteristics or discounted cash flows.

Securities
 Fair values of actively-traded securities are determined by the secondary market, while the fair values for nonactively traded securities are based on independent broker quotations.

Derivatives
 Fair value for derivatives is determined based on the following:

•	Position valuation principally based on liquid market pricing as evidenced by exchange traded prices, broker-dealer quotations or related input factors which assume all counterparties have the same credit rating;

•	Adjustments to the resulting portfolio valuation to reflect the credit quality of individual counterparties that are principally based on market prices for credit risk; and

•	Other pricing adjustments to take into consideration are liquidity, ongoing servicing costs, transaction hedging costs and other factors.

Loans
 Fair value for loans is determined using methodologies suitable for each type of loan:

•	Fair value for the commercial loan portfolio is based on the assessment of the two main risk components of the portfolio: credit and interest. The estimated cash flows are adjusted to reflect the inherent credit risk and then are discounted using a rate appropriate for each maturity that incorporates the effects of interest rate changes.

•	Fair values for consumer installment loans (including auto financings) and residential mortgages for which market rates for comparable loans are readily available are based on discounted cash flows, adjusted for prepayments. The discount rates used for consumer installment loans are current rates offered by commercial banks. For residential mortgages, secondary market yields for comparable mortgage-backed securities, adjusted for risk, are used.

•	Fair value for credit card receivables is based on discounted expected cash flows. The discount rates used for credit card receivables incorporate the effects of interest rate changes only since the estimated cash flows are adjusted for credit risk.

•	The fair value of loans, in the held-for-sale and trading portfolios, is generally based on observable market prices and prices of similar instruments, including bonds and credit derivatives. Otherwise, if market prices are not available, the fair value is based on the estimated cash flows adjusted for credit risk that is discounted using a rate appropriate for each maturity that incorporates the effects of interest rate changes.

JPMorgan Chase 2001 Annual Report 93

notes to consolidated financial statements
J.P. Morgan Chase & Co.

Other assets
 This caption includes private equity investments and mortgage servicing rights.

The fair value of public securities held by JPMP are marked-to-market at the quoted public value. To determine the carrying value, JPMP’s valuation policy for public securities incorporates the use of liquidity discounts and price averaging methodologies in certain circumstances to take into account the fact that JPMP cannot immediately realize the quoted public values as a result of the regulatory, corporate, or other contractual sales restrictions generally imposed on these holdings. Private investments are initially carried at cost, which is viewed as an approximation of fair value. The carrying value of private investments is adjusted to reflect valuation changes resulting from unaffiliated party transactions and for evidence of a decline in value.

Fair value for mortgage servicing rights is estimated using a discounted future cash flow model that considers portfolio characteristics and assumptions regarding prepayment speeds, delinquency rates, ancillary revenues and other economic factors. The Firm reviews such assumptions against market comparables, if available.

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

Interest-bearing deposits
 Fair value of interest-bearing deposits is estimated by discounting cash flows based on contractual maturities of funds having similar interest rates and similar maturities.

Long-term debt-related instruments
 Fair value for long-term debt, including the guaranteed preferred beneficial interests in the Firm’s junior subordinated deferrable interest debentures, is based on current market rates and is adjusted for JPMorgan Chase’s credit quality.

Commitments to extend credit
 JPMorgan Chase has reviewed the unfunded portion of its commitments to extend credit as well as its standby and other letters of credit and, based on market prices observed at the point of origination to extend undrawn credit, has determined that the fair value of such financial instruments is not material.

The following table presents the carrying value and estimated fair value of financial assets and liabilities valued under SFAS 107. Accordingly, certain amounts which are not considered financial instruments are excluded from the table.

	2001			2000

	Carrying	Estimated	Appreciation/	Carrying	Estimated	Appreciation/
December 31, (in billions)	value	fair value	(depreciation)	value	fair value	(depreciation)

Financial assets

Assets for which fair value approximates carrying value	$150.4	$150.4	$—	$154.8	$154.8	$—

Trading assets	189.4	189.4	—	215.6	215.6	—

Securities available-for-sale	59.3	59.3	—	73.1	73.1	—

Securities held-to-maturity	0.5	0.5	—	0.6	0.6	—

Loans, net of allowance for loan losses	212.9	218.6	5.7	212.4	213.6	1.2

Related derivatives	NA	NA	NA	—	(0.1)	(0.1)

Other assets	65.5	65.8	0.3	34.5	35.2	0.7

Related derivatives	NA	NA	NA	—	0.3	0.3

Total financial assets	$678.0	$684.0	$6.0	$691.0	$693.1	$2.1

Financial liabilities

Liabilities for which fair value approximates carrying value	$282.0	$282.0	$—	$277.7	$277.7	$—

Interest-bearing deposits	216.7	216.8	(0.1)	216.7	217.0	(0.3)

Trading liabilities	109.1	109.1	—	128.7	128.7	—

Long-term debt-related instruments	43.6	44.4	(0.8)	47.2	47.2	—

Related derivatives	NA	NA	NA	—	(0.3)	0.3

Total financial liabilities	$651.4	$652.3	$(0.9)	$670.3	$670.3	$—

Net appreciation (depreciation)			$5.1			$2.1

NA	-	Not applicable as SFAS 133 was adopted effective January 1, 2001.

94    JPMorgan Chase 2001 Annual Report

28 International operations

The following table presents income statement information of JPMorgan Chase by major geographic areas. JPMorgan Chase defines international activities as business transactions that involve customers residing outside the U.S., and the information presented below is based primarily on the domicile of the customer. However, many of the Firm’s domestic operations service international businesses.

As these operations are highly integrated, estimates and subjective assumptions have been made to apportion revenue and expense between domestic and international operations. The estimates and assumptions used to apportion revenue and expense are consistent with the allocations used for JPMorgan Chase’s segment reporting as set forth in Note 29.

JPMorgan Chase’s long-lived assets for the periods presented are not considered by management to be significant in relation to total assets. The majority of its long-lived assets are located domestically.

			Income (loss)	Net
For the year ended December 31, (in millions)	Revenue(a)	Expense(b)	before income taxes	income (loss)

2001

Europe/Middle East and Africa	$6,725	$5,128	$1,597	$1,054

Asia and Pacific	1,934	2,229	(295)	(195)

Latin America and the Caribbean	686	703	(17)	(11)

Other	43	38	5	3

Total international	9,388	8,098	1,290	851

Total domestic	19,662	18,386	1,276	843

Total	$29,050	$26,484	$2,566	$1,694

2000

Europe/Middle East and Africa	$7,466	$4,259	$3,207	$1,980

Asia and Pacific	3,194	1,906	1,288	837

Latin America and the Caribbean	995	737	258	153

Other	41	48	(7)	(7)

Total international	11,696	6,950	4,746	2,963

Total domestic	21,238	17,251	3,987	2,764

Total	$32,934	$24,201	$8,733	$5,727

1999

Europe/Middle East and Africa	$5,899	$3,267	$2,632	$1,612

Asia and Pacific	1,853	1,647	206	137

Latin America and the Caribbean	1,696	794	902	555

Other	65	29	36	21

Total international	9,513	5,737	3,776	2,325

Total domestic	21,417	13,704	7,713	5,176

Total	$30,930	$19,441	$11,489	$7,501

(a)	Revenue is composed of net interest income and noninterest revenue.

(b)	Expense is composed of noninterest expense and provision for loan losses.

JPMorgan Chase 2001 Annual Report 95

notes to consolidated financial statements
J.P. Morgan Chase & Co.

29 Segment information

JPMorgan Chase is organized into five major businesses. These businesses are segmented based on the products and services provided, or the type of customer serviced, and reflect the manner in which financial information is evaluated by management.

JPMorgan Chase uses SVA, operating earnings and cash operating earnings as its principal measures of segment profitability. For a definition of these measurements, see the Glossary of terms on pages 100 and 101.

Operating revenues and expenses directly associated with each segment are included in determining the segment’s operating earnings. Guidelines exist for assigning those remaining expenses that are not directly incurred by the segments, such as overhead and taxes. In addition, management has developed a risk-adjusted

Segment results and reconciliation (table continued on next page)

				Treasury &			Investment Management
	Investment Bank			Securities Services			& Private Banking
Year ended December 31,
(in millions, except ratios)	2001	2000	1999	2001	2000	1999	2001	2000	1999

Operating net interest income	$3,092	$2,596	$2,507	$1,391	$1,403	$1,230	$547	$645	$549

Operating noninterest revenue	11,893	13,644	11,354	2,078	1,968	1,818	2,393	2,472	1,778

Equity-related income(b)	(6)	16	1	—	22	12	36	106	72

Intersegment revenue(c)	(80)	(293)	(264)	163	171	96	109	139	100

Total revenue	14,899	15,963	13,598	3,632	3,564	3,156	3,085	3,362	2,499

Noninterest expense	8,978	10,064	7,878	2,563	2,489	2,307	2,486	2,516	1,958

Amortization of intangibles	142	93	7	82	70	68	289	144	37

Total expense	9,120	10,157	7,885	2,645	2,559	2,375	2,775	2,660	1,995

Operating margin	5,779	5,806	5,713	987	1,005	781	310	702	504

Credit costs	1,155	255	175	8	4	8	16	26	30

Operating earnings (loss) before taxes	4,624	5,551	5,538	979	1,001	773	294	676	474

Income taxes (benefit)	1,805	2,142	2,151	361	372	293	113	251	172

Operating earnings (loss)	$2,819	$3,409	$3,387	$618	$629	$480	$181	$425	$302

Restructuring costs and special items	(1,240)	(150)	(23)	(166)	(61)	(1)	(371)	(21)	—

Net income (loss)	1,579	3,259	3,364	452	568	479	(190)	404	302

Cash operating earnings (loss)	$2,945	$3,486	$3,392	$693	$693	$542	$467	$567	$339

Average common equity	$19,312	$18,796	$16,140	$2,912	$2,855	$2,784	$6,077	$4,283	$2,473

Average managed assets(d)	$511,034	$471,283	$452,218	$18,053	$16,591	$16,947	$34,149	$30,472	$21,419

Shareholder value added	$601	$1,187	$1,407	$339	$344	$199	$(272)	$44	$35

Cash return on common equity	15.1%	18.3%	20.7%	23.6%	24.0%	19.2%	7.5%	13.0%	13.4%

Cash overhead ratio	60%	63%	58%	71%	70%	73%	81%	75%	78%

(a)	Corporate/reconciling items includes Support Units, Corporate and the net effect of management accounting policies.

(b)	Equity-related income includes equity income of investees accounted for by the equity method.

(c)	Intersegment revenue includes intercompany revenue and revenue sharing agreements, net of intersegment expenses. Transactions between business segments are primarily conducted at fair value.

(d)	Excludes the impact of credit card securitizations. The impact of securitizations on total average assets was $17,975 million in 2001, $18,775 million in 2000 and $17,711 million in 1999.

NM- Not meaningful

96 JPMorgan Chase 2001 Annual Report

capital methodology that quantifies different types of risk – credit, market, operational and private equity – within the various businesses and assigns capital accordingly. The provision for loan losses is allocated to the segments utilizing a credit risk methodology and a risk grading system appropriate for each segment’s portfolio.

A summary of the business segment results is shown in the following table. The Corporate/reconciling items column reflects revenues and expenses excluded from the determination of the segment’s operating earnings. This column includes the effects remaining at the corporate level after the application of management accounting policies, including income tax expenses (the difference between the amounts allocated to business units and JPMorgan Chase’s consolidated income tax expense).

For a further discussion concerning JPMorgan Chase’s business segments, see Segment results in the MD&A on pages 28 and 29. Additionally, financial information relating to JPMorgan Chase’s operations by geographic area is provided in Note 28.

(table continued from previous page)

				Retail & Middle Market
	JPMorgan Partners			Financial Services
Year ended December 31,
(in millions, except ratios)	2001	2000	1999	2001	2000	1999

Operating net interest income	$(335)	$(309)	$(163)	$6,947	$6,319	$6,469

Operating noninterest revenue	(1,110)	1,084	3,247	3,921	3,803	3,511

Equity-related income(b)	(1)	(1)	—	47	37	69

Intersegment revenue(c)	(11)	15	(5)	—	17	15

Total revenue	(1,457)	789	3,079	10,915	10,176	10,064

Noninterest expense	326	405	340	5,468	5,274	5,102

Amortization of intangibles	27	21	1	181	196	211

Total expense	353	426	341	5,649	5,470	5,313

Operating margin	(1,810)	363	2,738	5,266	4,706	4,751

Credit costs	—	—	—	2,803	2,083	2,248

Operating earnings (loss) before taxes	(1,810)	363	2,738	2,463	2,623	2,503

Income taxes (benefit)	(641)	119	958	947	1,024	995

Operating earnings (loss)	$(1,169)	$244	$1,780	$1,516	$1,599	$1,508

Restructuring costs and special items	(21)	(20)	—	(199)	87	(1)

Net income (loss)	(1,190)	224	1,780	1,317	1,686	1,507

Cash operating earnings (loss)	$(1,148)	$258	$1,781	$1,688	$1,785	$1,707

Average common equity	$6,377	$7,526	$5,188	$8,582	$8,556	$8,610

Average managed assets(d)	$11,665	$13,319	$9,712	$165,432	$148,283	$133,306

Shareholder value added	$(2,114)	$(888)	$987	$645	$738	$648

Cash return on common equity	NM	3.2%	34.0%	19.5%	20.6%	19.5%

Cash overhead ratio	NM	51%	11%	50%	52%	51%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Corporate/
	reconciling items(a)			Total
Year ended December 31,
(in millions, except ratios)	2001	2000	1999	2001	2000	1999

Operating net interest income	$(796)	$(636)	$(589)	$10,846	$10,018	$10,003

Operating noninterest revenue	40	(338)	(141)	19,215	22,633	21,567

Equity-related income(b)	(39)	(38)	(29)	37	142	125

Intersegment revenue(c)	(181)	(49)	58	—	—	—

Total revenue	(976)	(1,061)	(701)	30,098	32,793	31,695

Noninterest expense	226	117	(42)	20,047	20,865	17,543

Amortization of intangibles	8	4	5	729	528	329

Total expense	234	121	(37)	20,776	21,393	17,872

Operating margin	(1,210)	(1,182)	(664)	9,322	11,400	13,823

Credit costs	251	(1)	(22)	4,233	2,367	2,439

Operating earnings (loss) before taxes	(1,461)	(1,181)	(642)	5,089	9,033	11,384

Income taxes (benefit)	(905)	(802)	(618)	1,680	3,106	3,951

Operating earnings (loss)	$(556)	$(379)	$(24)	$3,409	$5,927	$7,433

Restructuring costs and special items	282	(35)	93	(1,715)	(200)	68

Net income (loss)	(274)	(414)	69	1,694	5,727	7,501

Cash operating earnings (loss)	$(507)	$(334)	$1	$4,138	$6,455	$7,762

Average common equity	$(1,736)	$(5,840)	$(2,264)	$41,524	$36,176	$32,931

Average managed assets(d)	$13,615	$15,632	$14,146	$753,948	$695,580	$647,748

Shareholder value added	$(110)	$593	$428	$(911)	$2,018	$3,704

Cash return on common equity	NM	NM	NM	9.8%	17.6%	23.2%

Cash overhead ratio	NM	NM	NM	67%	64%	55%

The tables below present reconciliations of the combined segment information included in the preceding table to JPMorgan Chase’s reported revenue and net income as included in the Consolidated statement of income.

Year ended December 31, (in millions)	2001	2000	1999

Segments’ operating revenue	$31,074	$33,854	$32,396

Corporate/reconciling items	(976)	(1,061)	(701)

Consolidated operating revenue	30,098	32,793	31,695

Impact of securitizations	(1,048)	(990)	(993)

Special items	—	1,131	228

Consolidated revenue	$29,050	$32,934	$30,930

Year ended December 31, (in millions)	2001	2000	1999

Segments’ cash operating earnings	$4,645	$6,789	$7,761

Corporate/reconciling items	(507)	(334)	1

Consolidated cash operating earnings	4,138	6,455	7,762

Amortization of intangibles	(729)	(528)	(329)

Consolidated operating earnings	3,409	5,927	7,433

Special items and restructuring costs	(1,715)	(200)	68

Consolidated net income	$1,694	$5,727	$7,501

JPMorgan Chase 2001 Annual Report 97

notes to consolidated financial statements
J.P. Morgan Chase & Co.

30 Parent company

Parent company – balance sheet

December 31, (in millions)	2001	2000

Assets

Cash with banks	$412	$27

Deposits with banking subsidiaries	6,239	8,796

Securities purchased under resale agreements	344	1,297

Trading assets	1,106	1,949

Securities-AFS	1,692	65

Advances to subsidiaries	36,499	40,430

Investment (at equity) in subsidiaries	47,989	46,578

Other assets	9,274	14,203

Total assets	$103,555	$113,345

Liabilities and stockholders’ equity

Other borrowed funds, primarily commercial paper	$20,703	$25,016

Other liabilities	3,805	6,316

Long-term debt(a)	37,948	39,675

Total liabilities	62,456	71,007

Stockholders’ equity	41,099	42,338

Total liabilities and stockholders’ equity	$103,555	$113,345

(a)	Includes long-term debt, net of discount, with subsidiaries of $4,716 million and $4,200 million at December 31, 2001 and 2000, respectively. At December 31, 2001, aggregate principal amount of all debt that contractually matures in the years 2002 through 2006 were $8,591 million, $4,923 million, $3,563 million, $2,368 million and $2,154 million, respectively.

Parent company – statement of income

Year ended December 31, (in millions)	2001	2000	1999

Income

Dividends from subsidiaries(a)	$10,554	$5,404	$6,049

Interest from subsidiaries	2,090	3,038	2,474

All other income	563	664	680

Total income	$13,207	$9,106	$9,203

Expense

Interest expense	$2,927	$3,859	$3,065

Noninterest expense	526	922	520

Total expense	$3,453	$4,781	$3,585

Income before income tax benefit and equity in undistributed net income of subsidiaries	9,754	4,325	5,618

Income tax benefit	394	602	233

Equity in undistributed net income (loss) of subsidiaries	(8,458)	800	1,650

Income before effect of accounting change	1,690	5,727	7,501

Net effect of change in accounting principle	4	—	—

Net income	$1,694	$5,727	$7,501

(a)	Includes $7,904 million from nonbank subsidiaries in 2001.

Parent company – statement of cash flows

Year ended December 31, (in millions)	2001	2000	1999

Operating activities

Net income	$1,694	$5,727	$7,501

Less – Net income of subsidiaries	2,096	6,204	7,699

Parent company net loss	(402)	(477)	(198)

Add – Dividends from subsidiaries	10,554	5,404	6,049

Other, net	(926)	(1,712)	(296)

Net cash provided by operating activities	9,226	3,215	5,555

Investing activities

Net change in:

Deposits with banking subsidiaries	2,557	(1,907)	(1,004)

Advances to subsidiaries	3,931	(347)	(9,506)

Investment (at equity) in subsidiaries(a)	(5,303)	(3,305)	(1,188)

Securities purchased under resale agreements, primarily with bank subsidiaries	953	372	842

Investment securities	(1,605)	1,186	(68)

Other, net	—	(295)	(260)

Net cash provided by (used in) investing activities	533	(4,296)	(11,184)

Financing activities

Net change in other borrowed funds	(4,313)	3,195	7,683

Proceeds from the issuance of long-term debt	7,773	11,127	8,463

Repayments of long-term debt	(10,184)	(10,208)	(5,126)

Proceeds from the issuance of stock and stock-related awards	1,429	2,278	2,755

Redemption of preferred stock	(511)	(100)	(100)

Treasury stock purchased	(871)	(2,950)	(6,493)

Cash dividends paid	(2,697)	(2,282)	(2,133)

Net cash (used in) provided by financing activities	(9,374)	1,060	5,049

Net increase (decrease) in cash with banks	385	(21)	(580)

Cash with banks at the beginning of the year	27	48	628

Cash with banks at the end of the year, primarily with bank subsidiaries	$412	$27	$48

Cash interest paid	$3,411	$3,927	$3,048

Taxes paid (refund received)	$(250)	$1,694	$448

(a)	Includes investment in Flemings and Beacon in 2000 and investment in H&Q in 1999.

98 JPMorgan Chase 2001 Annual Report

supplementary information
Selected quarterly financial data (unaudited)

As of or for the period ended	2001				2000

(in millions, except per share and ratio data)	4th	3rd	2nd	1st	4th	3rd	2nd	1st

REPORTED BASIS

Revenue	$6,577	$7,349	$6,871	$8,253	$8,543	$7,723	$7,899	$8,769

Noninterest expense (excluding restructuring costs)	4,836	5,059	5,283	5,598	5,742	5,273	5,025	5,353

Merger and restructuring costs	841	876	478	328	1,302	79	50	—

Provision for loan losses	1,468	745	525	447	409	298	328	342

Net income (loss)	$(332)	$449	$378	$1,199	$708	$1,398	$1,633	$1,988

Net income (loss) per share:(a)

Basic	$(0.18)	$0.22	$0.18	$0.60	$0.36	$0.73	$0.87	$1.06

Diluted	(0.18)	0.22	0.18	0.58	0.34	0.69	0.83	1.01

Return on average common equity	NM	4.17%	3.45%	11.58%	6.77%	14.65%	19.12%	23.82%

Cash dividends declared per share	$0.34	$0.34	$0.34	$0.34	$0.32	$0.32	$0.32	$0.32

Book value per share	20.32	21.15	20.81	21.17	21.17	20.98	19.19	18.49

Return on average assets	NM	0.24%	0.21%	0.67%	0.40%	0.81%	0.98%	1.23%

Total assets	$693,575	$799,300	$712,702	$713,624	$715,348	$707,497	$662,368	$676,046

Long-term debt(b)	43,622	46,754	45,356	47,048	47,238	49,573	48,217	49,513

Total stockholders’ equity	41,099	42,735	42,426	43,366	42,338	41,402	36,635	35,596

Share price(a)

High	$40.95	$46.01	$50.60	$59.19	$48.13	$58.38	$62.00	$67.17

Low	31.30	29.04	39.21	37.58	32.38	44.56	44.13	45.50

Close	36.35	34.15	44.60	44.90	45.44	46.19	46.06	58.13

OPERATING BASIS(c)

Including JPMP(d)

Revenue	$6,841	$7,619	$7,144	$8,494	$7,575	$7,913	$8,282	$9,023

Noninterest expense	4,836	5,059	5,283	5,598	5,742	5,273	5,025	5,353

Credit costs(e)	1,732	1,015	798	688	667	534	570	596

Earnings	$247	$1,036	$690	$1,436	$763	$1,419	$1,757	$1,988

Earnings per share – diluted(a)	0.12	0.51	0.33	0.70	0.37	0.70	0.89	1.01

Return on average common equity	2.23%	9.78%	6.45%	13.91%	7.31%	14.87%	20.60%	23.82%

Common dividend payout ratio	292	66	102	48	85	42	33	29

Cash operating basis(f)

Cash earnings	$434	$1,218	$873	$1,613	$949	$1,576	$1,849	$2,081

Cash earnings per share – diluted(a)	0.21	0.60	0.42	0.78	0.46	0.78	0.94	1.06

Shareholder value added	(837)	(50)	(394)	370	(290)	426	814	1,068

Cash return on average common equity	4.01%	11.52%	8.21%	15.65%	9.14%	16.54%	21.69%	24.95%

Cash overhead ratio	68	64	71	64	73	65	60	58

OPERATING BASIS(c)

Excluding JPMP(d)

Revenue	$7,286	$7,798	$8,037	$8,434	$7,711	$7,986	$7,888	$8,419

Earnings	598	1,198	1,319	1,463	907	1,545	1,553	1,678

Earnings per share – diluted(a)	0.29	0.59	0.64	0.71	0.44	0.77	0.79	0.85

Return on average common equity	6.54%	13.26%	14.84%	17.11%	10.75%	20.45%	23.50%	25.92%

Cash operating basis(f)

Cash earnings	$780	$1,375	$1,497	$1,634	$1,088	$1,697	$1,643	$1,769

Cash earnings per share – diluted(a)	0.38	0.67	0.73	0.80	0.53	0.85	0.84	0.90

Cash return on average common equity	8.57%	15.24%	16.86%	19.14%	12.93%	22.48%	24.87%	27.35%

Cash overhead ratio	63	62	63	63	71	63	62	61

(a)		JPMorgan Chase’s common stock is listed and traded on the New York Stock Exchange, the London Stock Exchange Limited and the Tokyo Stock Exchange. The high, low and closing prices of JPMorgan Chase’s common stock are from the New York Stock Exchange Composite Transaction Tape. Share-related data have been restated to reflect a three-for-two stock split effective as of the close of business on June 9, 2000.

(b)		Includes Guaranteed preferred beneficial interests in the Firm’s junior subordinated deferrable interest debentures.

(c)		Excludes the impact of credit card securitizations, merger and restructuring costs, special items and the net effect of a change in accounting principle. For a list of special items, see Glossary of terms on page 101.

(d)		JPMP represents JPMorgan Partners, JPMorgan Chase’s private equity investment business. See pages 36 and 37 for JPMP’s results.

(e)		Includes provision for loan losses and credit costs related to the securitized credit card portfolio.

(f)		Excludes the impact of the amortization of intangibles.

	NM-	Not meaningful

JPMorgan Chase 2001 Annual Report 99

notes to consolidated financial statements
J.P. Morgan Chase & Co.

Glossary of terms

Asset capital tax: The tax which is included in each of the business unit’s capital charge, recognizing the need for the Firm to maintain certain capital ratios to meet bank regulatory definitions of “well capitalized.”

Basis point value (“BPV”): This measurement quantifies the change in the market value of JPMorgan Chase’s assets and liabilities (that are not part of its trading activities) that would result from a one basis point change in interest rates or one basis point widening of interest rate spreads. BPV shows whether an increase of 1/100 of 1% (or one basis point) in a market rate will yield a profit or loss, and of what magnitude.

CAGR: “Compound annual growth rate.”

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

Credit risk: The risk of loss due to borrower or counterparty default.

Cross-currency interest rate swaps are contracts that generally involve the exchange of both interest and principal amounts in two different currencies. Also see interest rate swaps in this glossary.

Debt, equity, commodity and other contracts include swaps and options and are similar to interest rate contracts except the underlying instrument is debt-, equity- or commodity-related.

FASB: Financial Accounting Standards Board.

Foreign currency options are similar to interest rate options except they are based on foreign exchange rates. Also see interest rate options in this glossary.

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

Investment grade equivalent: JPMorgan Chase’s internal risk assessment which generally represents a risk profile similar to that of a BBB-/Baa3 or better rating as defined by independent rating agencies, such as Standard & Poor’s or Moody’s.

Liquidity risk: The risk of being unable to fund JPMorgan Chase’s portfolio of assets at appropriate maturities and rates, and the risk of being unable to liquidate a position in a timely manner at a reasonable price.

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

Market risk: The potential loss in value of portfolios and financial instruments caused by movements in market variables, such as interest and foreign-exchange rates, credit spreads, and equity and commodity prices.

Merger: The term refers to the December 31, 2000 merger of The Chase Manhattan Corporation and J.P. Morgan & Co. Incorporated.

Net yield on interest-earning assets: The average rate for interest-earning assets less the average rate paid for all sources of funds.

100 JPMorgan Chase 2001 Annual Report

Operating basis or operating earnings: Reported results excluding the impact of merger and restructuring costs, special items and credit card securitizations.

Operational risk: The risk of loss resulting from inadequate or failed processes or systems, human factor, or external events.

SFAS: Statement of Financial Accounting Standards.

SFAS 107: “Disclosures about Fair Value of Financial Instruments.”

SFAS 109: “Accounting for Income Taxes.”

SFAS 114: “Accounting by Creditors for Impairment of a Loan.”

SFAS 115: “Accounting for Certain Investments in Debt and Equity Securities.”

SFAS 123: “Accounting for Stock-Based Compensation.”

SFAS 128: “Earnings per Share.”

SFAS 133: “Accounting for Derivative Instruments and Hedging Activities.”

SFAS 140: “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125.”

SFAS 141: “Business Combinations.”

SFAS 142: “Goodwill and Other Intangible Assets.”

Shareholder value added (“SVA”): Represents cash operating earnings minus preferred dividends and an explicit charge for capital.

Six sigma: Represents a business management approach that enables firms to improve the quality of products and services delivered to clients through understanding client priorities, and then eliminating process defects and failures. “Sigma’s” (or standard deviations) are statistical measures of the defects or failures generated by a business process.

Special items: All amounts are on a pre-tax basis. There were no special items in 2001. Special items in 2000 include a gain on the sale of the Hong Kong retail banking business ($827 million), a gain from the transfer of Euroclear-related business ($399 million), gain from the sale of the Panama operations ($81 million) and loss resulting from the economic hedge of the purchase price of Flemings prior to its acquisition ($176 million). The 1999 special items were interest income from prior-years’ tax refunds ($62 million), gains from sales of nonstrategic assets ($166 million) and a special contribution to The Chase Manhattan Foundation ($100 million). In 1998, special items were interest income from prior-years’ tax refunds ($191 million), sale of a global trust and agency services business ($131 million), sale of an investment management business in Australia ($56 million) and costs incurred for accelerated vesting of stock-based incentive awards ($37 million). In 1997, special items were gains on the sales of JPMorgan Chase’s remaining interests in The CIT Group Holdings, Inc. ($58 million) and a partially owned foreign investment ($44 million), as well as costs incurred for accelerated vesting of stock-based incentive awards ($135 million).

Stress testing: Discloses market risk under plausible events in abnormal markets.

Value-at-risk (“VAR”): A measure of the dollar amount of potential loss from adverse market moves in an everyday market environment.

JPMorgan Chase 2001 Annual Report 101

Distribution of assets, liabilities and stockholders’ equity;
interest rates and interest differentials

Consolidated average balance sheet, interest and rates

A summary of JPMorgan Chase’s consolidated average balances, interest rates and interest differentials on a taxable-equivalent basis for the years 1999 through 2001 is provided below. Income computed on a taxable-equivalent basis is the income reported in the Consolidated statement of income adjusted to make income and interest-earning yields on assets exempt from income taxes (primarily federal taxes) comparable with other taxable income. The incremental tax rate used for calculating the taxable-equivalent adjustment was approximately 41% in the year 2001 and

(Table continued on next page)

	2001
Year ended December 31,
(Taxable-equivalent interest and rates; in millions, except rates)	Balance		Interest		Rate

Assets

Deposits with banks	$9,119		$452		4.96%

Federal funds sold and securities purchased under resale agreements	83,841		3,805		4.54

Securities and trading assets	196,166		11,117		5.67	(a)

Securities borrowed	38,156		1,343		3.52

Loans	219,843		15,548	(b)	7.07

Total interest-earning assets	547,125		32,265		5.90

Allowance for loan losses	(3,862)

Cash and due from banks	20,928

Trading assets — derivative receivables	78,461

All other assets	93,321

Total assets	$735,973

Liabilities

Interest-bearing deposits	$215,865		$7,998	(c)	3.70	%(c)

Federal funds purchased and securities sold under repurchase agreements	163,858		6,655		4.06

Commercial paper	18,561		749		4.03

Other borrowings(d)	64,029		3,694		5.77

Long-term debt	45,583		2,283		5.01

Total interest-bearing liabilities	507,896		21,379		4.21

Noninterest-bearing deposits	60,983

Trading liabilities — derivative payables	69,676

All other liabilities, including the allowance for credit losses	54,158

Total liabilities	692,713

Preferred stock of subsidiary	550

Stockholders’ equity

Preferred stock	1,186

Common stockholders’ equity	41,524

Total stockholders’ equity	42,710	(e)

Total liabilities, preferred stock of subsidiary and stockholders’ equity	$735,973

Interest rate spread					1.69%

Net interest income and net yield on interest-earning assets			$10,886		1.99	%(c)

Note:	The weighted-average interest rates reflect the impact of local interest rates prevailing in certain Latin American countries with highly inflationary economies.

(a)	The annualized rate for available-for-sale securities based on amortized cost was 5.57% in 2001, 6.06% in 2000 and 5.71% in 1999. The annualized rate for available-for-sale securities based on fair value was 5.59% in 2001, 6.30% in 2000 and 5.86% in 1999.

(b)	Fees and commissions on loans included in loan interest amounted to $210 million in 2001, $255 million in 2000 and $208 million in 1999.

(c)	Includes $84 million in 2001 and $62 million in 1999 of interest income resulting from the refund of prior-years’ taxes. Excluding these amounts, the net yield on interest-earning assets would be 1.97% in 2001 and 2.14% in 1999.

(d)	Includes securities sold, not yet purchased and structured notes.

(e)	The ratio of average stockholders’ equity to average assets was 5.8% for 2001, 5.6% for 2000 and 5.5% for 1999. The return on average assets was 0.23% for 2001, 0.85% for 2000 and 1.19% for 1999. The return on average stockholders’ equity was 4.0% for 2001, 15.2% for 2000 and 21.7% for 1999.

approximately 42% in each of the years 1999 and 2000. A substantial portion of JPMorgan Chase’s securities is taxable.

Within the Consolidated average balance sheet, interest and rates summary, the amounts of nonaccrual and renegotiated loans have been included in the average loan balances used to determine the average interest rate earned on loans. For additional information on nonaccrual loans, including interest accrued, see Note 8 on pages 75 and 76.

(Continuation of table)

2000					1999

Balance		Interest		Rate	Balance		Interest		Rate

$9,404		$773		8.22%	$9,735		$1,006		10.33%

79,344		4,751		5.99	66,346		3,305		4.98

178,770		11,659		6.52 (a)	169,286		10,325		6.10	(a)

36,398		2,294		6.30	37,943		1,877		4.95

209,488		17,250	(b)	8.23	199,912		14,790	(b)	7.40

513,404		36,727		7.15%	483,222		31,303		6.48%

(3,697)					(3,892)

17,478					16,016

70,727					73,247

78,893					61,430

$676,805					$630,023

$214,411		$10,835		5.05%	$214,290		$8,845	(c)	4.13	%(c)

133,705		7,818		5.85	113,523		5,341		4.70

17,956		1,121		6.24	16,612		853		5.13

59,247		4,166		7.03	48,222		3,129		6.49

46,282		3,191		6.89	46,479		2,754		5.93

471,601		27,131		5.75	439,126		20,922		4.76

52,811					50,202

66,573					69,292

47,523					36,226

638,508					594,846

550					550

1,571					1,696

36,176					32,931

37,747	(e)				34,627	(e)

$676,805					$630,023

				1.40%					1.72%

		$9,596		1.87%			$10,381	(c)	2.15	%(c)

Interest rates and interest differential analysis of net interest income –
domestic and foreign

A summary of interest rates and interest differentials segregated between domestic and foreign operations for the years 1999 through 2001 is presented below. The segregation between the domestic and foreign components is based on the location of the office recording the transaction. Intra-company funding transactions are generally dollar-denominated deposits originated in various foreign and domestic locations that are centrally managed by JPMorgan Chase’s treasury units. Domestic net interest income

(Table continued on next page)

	2001

Year ended December 31,	Average			Average
(Taxable-equivalent interest and rates; in millions, except rates)	balance	Interest		rate

Interest-earning assets:

Deposits with banks, primarily foreign	$9,119	$452		4.96%

Federal funds sold and securities purchased under resale agreements:

Domestic	53,783	2,279		4.24

Foreign	30,058	1,526		5.08

Securities and trading assets:

Domestic	136,544	8,405		6.16

Foreign	59,622	2,712		4.55

Securities borrowed, primarily domestic	38,156	1,343		3.52

Loans:

Domestic	179,912	12,379		6.88

Foreign	39,931	3,169		7.94

Total interest-earning assets	547,125	32,265		5.90

Interest-bearing liabilities:

Interest-bearing deposits:

Domestic	93,589	3,080	(a)	3.29	(a)

Foreign	122,276	4,918		4.02

Federal funds purchased and securities sold under repurchase agreements:

Domestic	129,400	5,333		4.12

Foreign	34,458	1,322		3.84

Other borrowed funds:

Domestic	55,770	3,202		5.74

Foreign	26,820	1,241		4.63

Long-term debt, primarily domestic	45,583	2,283		5.01

Intra-company funding:

Domestic	52,418	1,988		—

Foreign	(52,418)	(1,988)		—

Total interest-bearing liabilities	507,896	21,379		4.21

Noninterest-bearing liabilities(b)	39,229

Total investable funds	$547,125	$21,379		3.91%

Net interest income and net yield:		$10,886		1.99	%(a)

Domestic		8,432		2.12	%(a)

Foreign		2,454		1.64%

Percentage of total assets and liabilities attributable to foreign operations:

Assets				31.4%

Liabilities				38.0%

(a)	See note (c) on page 102. Excluding the tax refunds, the domestic net yield on interest-earning assets would be 2.10% in 2001 and 2.26% in 1999.

(b)	Represents the amount of noninterest-bearing liabilities funding interest-earning assets.

was $8,432 million in 2001, an increase of $1,437 million from the prior year. The increase in 2001 primarily was attributable to improved spreads. Net interest income from foreign operations was $2,454 million for 2001, compared with $2,601 million in 2000. The decrease reflected a shift from higher-yielding interest-earning assets (primarily loans) to lower-yielding assets (primarily trading assets and securities) and lower net yields.

For further discussion, see the section entitled “Net interest income” in the MD&A on page 43.

(Continuation of table)

2000			1999

Average		Average	Average			Average
balance	Interest	rate	balance	Interest		rate

$9,404	$773	8.22%	$9,735	$1,006		10.33%

49,264	3,124	6.34	37,234	1,924		5.17

30,080	1,627	5.41	29,112	1,381		4.74

127,241	8,671	6.81	119,196	7,338		6.16

51,529	2,988	5.80	50,090	2,987		5.96

36,398	2,294	6.30	37,943	1,877		4.95

161,586	13,390	8.29	144,439	11,060		7.66

47,902	3,860	8.06	55,473	3,730		6.73

513,404	36,727	7.15	483,222	31,303		6.48

83,275	3,772	4.53	86,886	3,168	(a)	3.65	(a)

131,136	7,063	5.39	127,404	5,677		4.46

112,623	6,761	6.00	90,042	4,478		4.97

21,082	1,057	5.01	23,481	863		3.67

50,300	3,765	7.49	40,281	2,583		6.41

26,903	1,522	5.66	24,553	1,399		5.70

46,282	3,191	6.89	46,479	2,754		5.93

53,394	3,092	—	38,253	1,801		—

(53,394)	(3,092)	—	(38,253)	(1,801)		—

471,601	27,131	5.75	439,126	20,922		4.76

41,803			44,096

$513,404	$27,131	5.28%	$483,222	$20,922		4.33%

	$9,596	1.87%		$10,381	(a)	2.15	%(a)

	6,995	1.91%		7,566	(a)	2.28	%(a)

	2,601	1.76%		2,815		1.87%

		32.3%				36.3%

		41.9%				40.4%

Changes in net interest income, volume and rate analysis

The table below presents an analysis of the effect on net interest income of volume and rate changes for the periods 2001 versus 2000 and 2000 versus 1999. In this analysis, the change due to the volume/rate variance has been allocated to volume.

	2001 versus 2000			2000 versus 1999

(On a taxable-equivalent basis;	Increase (decrease) due to change in:		Net	Increase (decrease) due to change in:		Net
in millions)	Volume	Rate	change	Volume	Rate	change

Interest-earning assets

Deposits with banks, primarily foreign	$(14)	$(307)	$(321)	$(27)	$(206)	$(233)

Federal funds sold and securities purchased under resale agreements:

Domestic	192	(1,037)	(845)	762	438	1,200

Foreign	(2)	(99)	(101)	53	193	246

Securities and trading assets:

Domestic	574	(840)	(266)	549	784	1,333

Foreign	367	(643)	(276)	82	(81)	1

Securities borrowed	62	(1,013)	(951)	(97)	514	417

Loans:

Domestic	1,260	(2,271)	(1,011)	1,421	909	2,330

Foreign	(632)	(59)	(691)	(609)	739	130

Change in interest income	1,807	(6,269)	(4,462)	2,134	3,290	5,424

Interest-bearing liabilities

Interest-bearing deposits:

Domestic	339	(1,031)	(692)	(164)	768	604

Foreign	(355)	(1,790)	(2,145)	200	1,186	1,386

Federal funds purchased and securities sold under repurchase agreements:

Domestic	693	(2,121)	(1,428)	1,355	928	2,283

Foreign	512	(247)	265	(119)	313	194

Other borrowed funds:

Domestic	314	(877)	(563)	751	431	1,182

Foreign	(4)	(277)	(281)	133	(10)	123

Long-term debt, primarily domestic	(37)	(871)	(908)	(13)	450	437

Intra-company funding:

Domestic	(37)	(1,067)	(1,104)	877	414	1,291

Foreign	37	1,067	1,104	(877)	(414)	(1,291)

Change in interest expense	1,462	(7,214)	(5,752)	2,143	4,066	6,209

Change in net interest income	$345	$945	$1,290	$(9)	$(776)	$(785)

Securities portfolio

The amortized cost, estimated fair value and average yield (including the impact of related derivatives) of JPMorgan Chase’s securities by contractual maturity range and type of security are presented in the table that follows:

Maturity schedule of available-for-sale and held-to-maturity securities	Due in 1	Due after 1	Due after 5	Due after
December 31, 2001 (in millions, rates on a taxable-equivalent basis)	year or less	through 5 years	through 10 years	10 years(a)	Total

U.S. government and federal agency/corporation obligations:

Amortized cost	$1,319	$5,604	$2,900	$32,651	$42,474

Fair value	1,343	5,608	2,801	32,338	42,090

Average yield(b)	3.87%	3.03%	5.21%	5.76%	5.30%

Other:(c)

Amortized cost	$4,642	$9,049	$1,728	$1,641	$17,060

Fair value	4,691	9,153	1,789	1,561	17,194

Average yield(b)	6.42%	7.43%	5.09%	7.68%	6.94%

Total available-for-sale securities:(d)

Amortized cost	$5,961	$14,653	$4,628	$34,292	$59,534

Fair value	6,034	14,761	4,590	33,899	59,284

Average yield(b)	5.85%	5.75%	5.16%	5.85%	5.77%

Total held-to-maturity securities:(d)

Amortized cost	$33	$—	$3	$440	$476

Fair value	33	—	3	454	490

Average yield(b)	4.56%	—%	7.03%	6.86%	6.71%

(a)	Securities with no stated maturity are included with securities with a contractual maturity of 10 years or more. Substantially all of JPMorgan Chase’s mortgaged-backed securities (“MBSs”) and collateralized mortgage obligations (“CMOs”) are due in 10 years or more based on contractual maturity. The estimated duration, which reflects anticipated future prepayments based on a consensus of dealers in the market, is approximately three years for MBSs and less than one year for CMOs.

(b)	The average yield is based on amortized cost balances at the end of the year. Yields are derived by dividing interest income (including the effect of related derivatives on available-for-sale securities and the amortization of premiums and accretion of discounts) by total amortized cost. Taxable-equivalent adjustments are used where applicable.

(c)	Includes obligations of state and political subdivisions, debt securities issued by foreign governments, corporate debt securities, CMOs of private issuers, and other debt and equity securities.

(d)	For the amortized cost of the above categories of securities at December 31, 2000, see Note 7 on page 74. At December 31, 1999, the amortized cost of U.S. government and federal agencies and other available-for-sale securities was $62,983 million and $14,552 million, respectively. At December 31, 1999, the amortized cost of U.S. government and federal agencies and other held-to-maturity securities was $886 million and $2 million, respectively.

The U.S. government and certain of its agencies were the only issuers whose securities exceeded 10% of JPMorgan Chase’s total stockholders’ equity at December 31, 2001.

For a further discussion of JPMorgan Chase’s securities portfolios, see Note 7 on page 74.

Loan portfolio

The table below sets forth the amounts of loans outstanding by type:

December 31, (in millions)	2001	2000	1999	1998	1997

Domestic loans:

Commercial and industrial	$56,680	$64,031	$58,563	$47,268	$45,095

Financial institutions	5,608	7,342	6,623	6,505	3,465

Commercial real estate – commercial mortgage	3,533	4,109	5,207	3,907	5,126

Commercial real estate – construction	615	725	800	955	946

Consumer	111,850	95,960	85,289	80,941	76,414

Total domestic loans	178,286	172,167	156,482	139,576	131,046

Foreign loans:

Commercial and industrial	33,697	38,472	38,429	46,559	54,010

Foreign governments	1,161	805	1,517	2,667	3,123

Financial institutions	3,570	3,976	3,779	5,626	7,877

Consumer	730	630	2,801	3,821	3,976

Total foreign loans	39,158	43,883	46,526	58,673	68,986

Total loans(a)	$217,444	$216,050	$203,008	$198,249	$200,032

(a)	Loans are presented net of unearned income of $1,825 million, $1,571 million, $1,530 million, $1,691 million, and $1,644 million at December 31, 2001, 2000, 1999, 1998 and 1997, respectively. For a discussion of JPMorgan Chase’s loan outstandings, see “Credit-related portfolio” on pages 48 through 53.

Maturities and sensitivity to changes in interest rates

The following table shows, at December 31, 2001, commercial loan maturity and distribution between fixed and floating interest rates based upon the stated terms of the commercial loan agreements. The table below does not include the impact of derivative instruments.

	Within	1-5	After 5
December 31, 2001 (in millions)	1 year(a)	years	years	Total

Domestic:

Commercial and industrial	$25,293	$23,996	$7,391	$56,680

Financial institutions	4,398	977	233	5,608

Commercial real estate	951	1,627	1,570	4,148

Foreign	15,848	13,568	9,012	38,428

Total commercial loans	$46,490	$40,168	$18,206	$104,864

Loans at fixed interest rates		$7,221	$4,148

Loans at variable interest rates		32,947	14,058

Total commercial loans		$40,168	$18,206

(a)	Includes demand loans, overdrafts and loans having no stated schedule of repayments and no stated maturity.

Cross-border outstandings

Cross-border disclosure is based upon the Federal Financial Institutions Examination Council’s (“FFIEC”) guidelines governing the determination of cross-border risk. In accordance with FFIEC revised guidelines, credit derivatives were included in the determination of cross-border exposure beginning in 2000. Prior-year amounts do not include these instruments.

The following table lists all countries in which JPMorgan Chase’s cross-border outstandings exceed 0.75% of consolidated assets as of any of the dates specified. The disclosure includes certain exposures that are not required under the disclosure requirements of the SEC. The most significant differences between the FFIEC and SEC methodologies relate to the treatments of local country exposure and to foreign exchange and derivatives.

For a further discussion of JPMorgan Chase’s cross-border exposure based on management’s view of this exposure, see page 52.

Cross-border outstandings exceeding 0.75% of total assets

					Net local	Total		Total
					country	direct		cross-border
(in millions)	At December 31,	Public	Banks	Other	assets	exposure(a)	Commitments(b)	exposure

Germany	2001	$32,003	$10,068	$4,194	$—	$46,265	$11,977	$58,242
	2000	15,265	11,644	4,169	—	31,078	11,163	42,241
	1999	6,718	16,542	3,207	2,544	29,011	3,029	32,040

U.K	2001	$1,380	$1,980	$7,590	$—	$10,950	$14,360	$25,310
	2000	650	8,262	17,676	—	26,588	15,095	41,683
	1999	1,220	4,116	6,049	—	11,385	2,680	14,065

Italy	2001	$11,323	$2,147	$3,722	$1,492	$18,684	$4,901	$23,585
	2000	11,863	3,742	2,973	399	18,977	3,776	22,753
	1999	13,726	5,693	1,666	149	21,234	429	21,663

France	2001	$5,621	$3,792	$3,743	$—	$13,156	$9,044	$22,200
	2000	4,150	4,732	2,472	460	11,814	7,998	19,812
	1999	3,015	8,917	3,972	351	16,255	2,462	18,717

Netherlands	2001	$4,871	$1,468	$7,999	$9	$14,347	$4,729	$19,076
	2000	1,847	6,547	4,026	10	12,430	2,950	15,380
	1999	2,141	6,959	6,851	—	15,951	1,960	17,911

Japan	2001	$4,696	$2,499	$2,278	$—	$9,473	$6,662	$16,135
	2000	4,572	6,507	5,710	428	17,217	5,199	22,416
	1999	4,893	4,895	3,280	—	13,068	1,986	15,054

Spain	2001	$2,860	$1,869	$1,670	$554	$6,953	$3,453	$10,406
	2000	1,472	575	2,926	894	5,867	2,241	8,108
	1999	1,387	1,202	1,547	1,194	5,330	414	5,744

Switzerland	2001	$295	$3,142	$3,129	$261	$6,827	$2,141	$8,968
	2000	140	1,789	3,815	562	6,306	2,604	8,910
	1999	462	3,535	2,859	663	7,519	1,646	9,165

Belgium	2001	$1,224	$1,884	$2,615	$—	$5,723	$2,644	$8,367
	2000	465	3,231	1,979	2	5,677	2,027	7,704
	1999	1,703	4,338	515	3	6,559	6,016	12,575

Canada	2001	$1,062	$299	$1,238	$81	$2,680	$3,151	$5,831
	2000	2,027	1,383	1,626	179	5,215	3,706	8,921
	1999	1,521	4,528	1,916	542	8,507	2,821	11,328

(a)	Outstandings include loans and accrued interest receivable, interest-bearing deposits with banks, acceptances, resale agreements, other monetary assets, cross-border trading debt and equity instruments, mark-to-market exposure of foreign exchange and derivative contracts, and local country assets, net of local country liabilities. The amounts associated with foreign exchange and derivative contracts are presented after taking into account the impact of legally enforceable master netting agreements.

(b)	Commitments include outstanding letters of credit and undrawn commitments to extend credit and for 2001 and 2000 include credit derivatives.

JPMorgan Chase’s cross-border outstandings tend to fluctuate greatly, and the amount of outstandings at year-end tends to be a function of timing rather than representing a consistent trend.

Risk elements

The following table sets forth nonperforming assets and contractually past-due assets at the dates indicated:

December 31, (in millions)	2001	2000	1999	1998	1997

Nonperforming assets

Domestic nonperforming loans:

Nonaccruing loans	$1,770	$1,198	$890	$841	$740

Renegotiated loans	—	—	—	—	—

Total domestic nonperforming loans	1,770	1,198	890	841	740

Foreign nonperforming loans:

Nonaccruing loans	726	620	847	721	280

Renegotiated loans	—	—	—	—	1

Total foreign nonperforming loans	726	620	847	721	281

Total nonperforming loans	2,496	1,818	1,737	1,562	1,021

Derivative and foreign exchange contracts	170	37	34	50	—

Assets acquired as loan satisfactions	124	68	102	116	110

Other receivables(a)	1,130	—	—	—	—

Total nonperforming assets	$3,920	$1,923	$1,873	$1,728	$1,131

Contractually past-due assets(b)

Domestic loans:

Consumer	$484	$399	$347	$422	$420

Commercial	30	98	57	47	32

Total domestic	514	497	404	469	452
Foreign loans	7	3	39	75	7

Derivative and foreign exchange contracts	—	—	1	—	1

Total	$521	$500	$444	$544	$460

(a)	This amount relates to the Enron-related surety receivables and letter of credit, which are the subject of litigation with credit-worthy entities.

(b)	Accruing loans past-due 90 days or more as to principal and interest, which are not characterized as nonperforming loans.

For a discussion of nonperforming loan and past-due loan policies, see Note 8 on page 75. Renegotiated loans are those for which concessions, such as the reduction of interest rates or the deferral of interest or principal payments, have been granted as a result of a deterioration in the borrowers’ financial condition.

Impact of nonperforming loans on interest income

The negative impact on interest income from nonperforming loans represents the difference between the amount of interest income that would have been recorded on nonperforming loans according to their contractual terms and the amount of interest that actually was recognized on a cash basis. The following table sets forth this data for the years specified. The increases in both 2001 and 2000 in total negative impact on interest income reflect a higher level of interest that was not recognized in income due to the increased levels of nonperforming loans.

Year ended December 31, (in millions)	2001	2000	1999

Domestic:

Gross amount of interest that would have been recorded at the original rate	$136	$113	$80

Interest that was recognized in income	(30)	(20)	(13)

Negative impact — domestic	106	93	67
Foreign:

Gross amount of interest that would have been recorded at the original rate	42	51	68

Interest that was recognized in income	(3)	(2)	(6)

Negative impact — foreign	39	49	62

Total negative impact on interest income	$145	$142	$129

Summary of loan loss experience

For a further discussion, see Note 8 on pages 75 through 77.

Allowance for loan losses

The table below summarizes the changes in the allowance for loan losses during the periods indicated.

Year ended December 31, (in millions)	2001	2000	1999	1998	1997

Balance at beginning of year	$3,665	$3,738	$4,022	$4,170	$4,115

Provision for loan losses	3,185	1,377	1,446	1,453	804

Charge-offs

Domestic:

Consumer	(1,485)	(1,067)	(1,253)	(1,160)	(915)

Commercial and industrial	(852)	(293)	(262)	(102)	(115)

Commercial real estate	(7)	(3)	(2)	(6)	(5)

Financial institutions	(35)	(28)	(70)	—	—

Foreign	(203)	(243)	(447)	(678)	(101)

Total charge-offs	(2,582)	(1,634)	(2,034)	(1,946)	(1,136)

Recoveries

Domestic:

Consumer	132	96	119	121	106

Commercial and industrial	56	24	46	178	111

Commercial real estate	9	8	16	20	42

Financial institutions	12	2	—	2	1

Foreign	38	104	106	71	72

Total recoveries	247	234	287	392	332

Net charge-offs	(2,335)	(1,400)	(1,747)	(1,554)	(804)

Charge to conform to FFIEC revised policy	—	(80)	—	—	—

Transfer to trading account assets	—	—	—	—	(35)

Transfer to other liabilities	—	—	—	(50)	(85)

Allowance related to purchased portfolios	—	29	18	5	172 (a)

Foreign exchange translation adjustment	9	1	(1)	(2)	3

Balance at end of year	$4,524	$3,665	$3,738	$4,022	$4,170

(a)	Includes $160 million in 1997 related to the purchase of a credit card portfolio.

Loan loss analysis

Year ended December 31, (in millions, except ratios)	2001	2000		1999	1998	1997

Balances

Loans — average	$219,843	$209,488		$199,912	$200,329	$190,568

Loans — year-end	217,444	216,050		203,008	198,249	200,032

Net charge-offs	2,335	1,480	(a)	1,747	1,554	804

Allowance for loan losses:

Domestic	3,743	3,006		2,813	2,687	2,934

Foreign	781	659		925	1,335	1,236

Total allowance for loan losses	4,524	3,665		3,738	4,022	4,170

Nonperforming loans	2,496	1,818		1,737	1,562	1,021

Ratios

Net charge-offs to:

Loans — average	1.06%	0.71%		0.87%	0.78%	0.42%

Allowance for loan losses	51.61	40.38		46.74	38.64	19.28

Allowance for loan losses to:

Loans — year-end	2.08	1.70		1.84	2.03	2.08

Nonperforming loans	181.25	201.60		215.20	257.49	408.42

(a)	Includes a charge of $80 million to conform to FFIEC revised policy.

Derivative and FX contracts

The following table summarizes the risk profile, as of December 31, 2001, of the Firm’s derivative and foreign exchange contract balance sheet exposure, both before and after taking into account cash and other highly liquid collateral held by the Firm. The Firm's internal risk ratings generally represent a risk profile similar to that of the independent rating agencies; the following table is presented on a Standard & Poor's-equivalent basis:

Derivative and FX contracts

(in millions)	Mark-to-market	Collateral	Exposure net	% of exposure
Rating equivalent	exposure	held	of collateral	net of collateral

AAA to AA-	$26,903	$6,438	$20,465	39.6%

A+ to A-	18,763	5,325	13,438	26.0

BBB+ to BBB-	13,478	4,766	8,712	16.9

BB to B-	11,463	2,802	8,661	16.8

CCC and below	550	185	365	0.7

Total	$71,157	$19,516	$51,641	100.0%

For further discussion, see the section entitled “Derivative and foreign exchange contracts” in the MD&A on page 51.

Deposits

The following data provides a summary of the average balances and average interest rates of JPMorgan Chase’s various deposits for the years indicated:

	Average balances			Average interest rates

(in millions, except interest rates)	2001	2000	1999	2001	2000	1999

Domestic:

Noninterest-bearing demand	$23,828	$21,904	$24,285	—%	—%	—%

Interest-bearing demand	1,720	2,251	2,627	1.37	1.51	1.35

Savings	69,149	62,399	58,662	1.57	2.68	2.29

Time	54,110	43,515	46,276	3.64	4.75	3.87

Total domestic deposits	148,807	130,069	131,850	2.07	2.90	2.40

Foreign:

Noninterest-bearing demand	5,229	6,013	5,081	—	—	—

Interest-bearing demand	49,831	43,284	36,826	3.99	5.85	4.67

Savings	791	1,331	1,027	1.93	2.71	2.76

Time	72,190	86,525	89,708	4.04	5.20	4.38

Total foreign deposits(a)	128,041	137,153	132,642	3.84	5.15	4.28

Total deposits	$276,848	$267,222	$264,492	2.89%	4.05%	3.34%

(a)	The majority of foreign deposits were in denominations of $100,000 or more.

At December 31, 2001, domestic time deposits in denominations of $100,000 or more totaled $31.0 billion, substantially all of which mature in three months or less. The table below presents the maturities for domestic time certificates of deposit in denominations of $100,000 or more:

	3 months	Over 3 months	Over 6 months	Over
By remaining maturity at December 31, 2001 (in millions)	or less	but within 6 months	but within 12 months	12 months	Total

Domestic time certificates of deposit ($100,000 or more)	$20,441	$949	$664	$287	$22,341

Short-term and other borrowed funds

The following data provide a summary of JPMorgan Chase’s short-term and other borrowed funds for the years indicated:

(in millions, except rates)	2001	2000	1999

Federal funds purchased and securities sold under repurchase agreements:

Balance at year-end	$128,445	$131,738	$109,841

Average daily balance during the year	163,858	133,705	113,523

Maximum month-end balance	181,775	158,047	123,553

Weighted-average rate at December 31	2.40%	5.77%	4.53%

Weighted-average rate during the year	4.06%	5.85%	4.70%

Commercial paper:

Balance at year-end	$18,510	$24,851	$20,363

Average daily balance during the year	18,561	17,956	16,612

Maximum month-end balance	22,753	24,851	20,363

Weighted-average rate at December 31	1.92%	5.53%	5.60%

Weighted-average rate during the year	4.03%	6.24%	5.13%

Other borrowed funds:(a)

Balance at year-end	$10,835	$19,840	$15,403

Average daily balance during the year	19,671	17,220	16,775

Maximum month-end balance	33,293	24,463	21,401

Weighted-average rate at December 31	6.62%	6.90%	5.68%

Weighted-average rate during the year	5.77%	7.03%	7.29%

(a)	Excludes securities sold, not yet purchased and structured notes.

Federal funds purchased represents overnight funds. Securities sold under repurchase agreements generally mature between one day and three months. Commercial paper generally is issued in amount of not less than $100,000 and with maturities of 270 days or less. Other borrowed funds consist of demand notes, term federal funds purchased and various other borrowings that generally have maturities of one year or less. For a discussion of JPMorgan Chase's liquidity risk management see page 60.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

J.P. Morgan Chase & Co. (Registrant)

By:	/s/ WILLIAM B. HARRISON, JR.

(William B. Harrison, Jr. Chairman and Chief Executive Officer)

Date:	March 19, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the date indicated. JPMorgan Chase does not exercise the power of attorney to sign on behalf of any Director.

	Capacity	Date

/s/ WILLIAM B. HARRISON, JR. (William B. Harrison, Jr.)	Director, Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ HANS W. BECHERER (Hans W. Becherer)	Director

/s/ RILEY P. BECHTEL (Riley P. Bechtel)	Director

/s/ FRANK A. BENNACK, JR. (Frank A. Bennack, Jr.)	Director	March 19, 2002

/s/ LAWRENCE A. BOSSIDY (Lawrence A. Bossidy)	Director

/s/ M. ANTHONY BURNS (M. Anthony Burns)	Director

	Capacity	Date

/s/ H. LAURANCE FULLER (H. Laurance Fuller)	Director

/s/ ELLEN V. FUTTER (Ellen V. Futter)	Director

/s/ WILLIAM H. GRAY, III (William H. Gray, III)	Director

/s/ HELENE L. KAPLAN (Helene L. Kaplan)	Director

/s/ LEE R. RAYMOND (Lee R. Raymond)	Director	March 19, 2002

/s/ JOHN R. STAFFORD (John R. Stafford)	Director

/s/ LLOYD D. WARD (Lloyd D. Ward)	Director

/s/ MARINA v.N. WHITMAN (Marina v.N. Whitman)	Director

/s/ DINA DUBLON (Dina Dublon)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ JOSEPH L. SCLAFANI (Joseph L. Sclafani)	Executive Vice President and Controller (Principal Accounting Officer)