Form 10-Q
period 2002-03-31
J P MORGAN CHASE & CO
filed 2002-05-15
CIK 19617

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002	Commission file number 1-5805

J.P. MORGAN CHASE & CO.

(Exact name of registrant as specified in its charter)

Delaware	13-2624428

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

270 Park Avenue, New York, New York	10017

(Address of principal executive offices)	(Zip Code)

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

Yes           No

Common Stock, $1 Par Value	1,990,982,266

Number of shares outstanding of each of the issuer’s classes of common stock on April 30, 2002.

FORM 10-Q

Part I – Financial Information		Page

Item 1	Financial Statements – J.P. Morgan Chase & Co.:

	Consolidated Statement of Income for three months ended March 31, 2002 and March 31, 2001	3

	Consolidated Balance Sheet at March 31, 2002 and December 31, 2001	4

	Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2002 and March 31, 2001	5

	Consolidated Statement of Cash Flows for the three months ended March 31, 2002 and March 31, 2001	6

	Notes to Consolidated Financial Statements	7-16

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-46

	Glossary of Terms	47

	Important Factors That May Affect Future Results	48

Item 3	Quantitative and Qualitative Disclosures About Market Risk	48

Part II – Other Information

Item 1	Legal Proceedings	48-50

Item 2	Sales of Unregistered Common Stock	50

Item 6	Exhibits and Reports on Form 8-K	50

The Management’s Discussion and Analysis contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of J.P. Morgan Chase & Co.’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. Factors that could cause J.P. Morgan Chase & Co.’s results to differ materially from those described in the forward-looking statements are enumerated under “Important Factors That May Affect Future Results” in this Form 10-Q and are further described in the 2001 Annual Report on Form 10-K of J.P. Morgan Chase & Co. filed with the Securities and Exchange Commission.

Part I
Item 1

J.P. MORGAN CHASE & CO.
CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share data)

	First Quarter

	2002	2001

Revenue

Investment Banking Fees	$755	$941

Trading Revenue	1,299	2,001

Fees and Commissions	2,584	2,131

Private Equity – Realized Gains (Losses)	(10)	412

Private Equity – Unrealized Gains (Losses)	(228)	(285)

Securities Gains	114	455

Other Revenue	157	252

Total Noninterest Revenue	4,671	5,907

Interest Income	6,286	9,180

Interest Expense	3,359	6,762

Net Interest Income	2,927	2,418

Revenue before Provision for Loan Losses	7,598	8,325

Provision for Loan Losses	753	447

Total Net Revenue	6,845	7,878

Expense

Compensation Expense	2,823	3,336

Occupancy Expense	338	348

Technology and Communications Expense	665	654

Merger and Restructuring Costs	255	328

Amortization of Intangibles	69	177

Other Expense	1,208	1,155

Total Noninterest Expense	5,358	5,998

Income before Income Tax Expense and Effect of Accounting Change	1,487	1,880

Income Tax Expense	505	656

Income before Effect of Accounting Change	982	1,224

Net Effect of Change in Accounting Principle	—	(25)

Net Income	$982	$1,199

Net Income Applicable to Common Stock	$969	$1,178

Net Income per Share: (a)

Basic	$0.49	$0.60

Diluted	0.48	0.58

(a)	Basic and diluted earnings per share have been reduced by $0.01 in the first quarter of 2001 due to the impact of the adoption of SFAS 133 relating to the Accounting for Derivative Instruments and Hedging Activities.

The Notes to Consolidated Financial Statements are an integral part of these Statements.

Part I
Item 1 (continued)

J.P. MORGAN CHASE & CO.
CONSOLIDATED BALANCE SHEET
(in millions, except share data)

	March 31,	December 31,
	2002	2001

ASSETS

Cash and Due from Banks	$22,637	$22,600

Deposits with Banks	9,691	12,743

Federal Funds Sold and Securities Purchased under Resale Agreements	76,719	63,727

Securities Borrowed	40,880	36,580

Trading Assets: Debt and Equity Instruments (including assets pledged of $70,166 at March 31, 2002 and $48,570 at December 31, 2001)	144,992	118,248

Derivative Receivables	63,224	71,157

Securities: Available-for-Sale (including assets pledged of $29,470 at March 31, 2002 and $30,178 at December 31, 2001)	60,764	59,284

Held-to-Maturity (Fair Value: $474 at March 31, 2002 and $490 at December 31, 2001)	461	476

Loans (Net of Allowance for Loan Losses of $5,005 at March 31, 2002 and $4,524 at December 31, 2001)	209,541	212,920

Private Equity Investments	8,553	9,197

Accrued Interest and Accounts Receivable	14,053	14,799

Premises and Equipment	6,304	6,292

Goodwill	7,924	8,205

Other Intangibles:

Mortgage Servicing Rights	6,918	6,579

Purchased Credit Card Relationships	1,508	519

All Other Intangibles	327	44

Other Assets	38,012	50,205

TOTAL ASSETS	$712,508	$693,575

LIABILITIES

Deposits:

Domestic:

Noninterest-Bearing	$65,918	$69,364

Interest-Bearing	99,264	105,058

Foreign:

Noninterest-Bearing	6,741	7,610

Interest-Bearing	110,114	111,618

Total Deposits	282,037	293,650

Federal Funds Purchased and Securities Sold under Repurchase Agreements	152,837	128,445

Commercial Paper	23,726	18,510

Other Borrowed Funds	16,968	10,835

Trading Liabilities: Debt and Equity Instruments	71,141	52,988

Derivative Payables	44,997	56,063

Accounts Payable, Accrued Expenses and Other Liabilities (including the Allowance for Credit Losses of $281 at March 31, 2002 and $282 at December 31, 2001)	36,910	47,813

Long-Term Debt	37,322	39,183

Guaranteed Preferred Beneficial Interests in the Firm’s Junior Subordinated Deferrable Interest Debentures	5,439	4,439

TOTAL LIABILITIES	671,377	651,926

PREFERRED STOCK OF SUBSIDIARY	—	550

STOCKHOLDERS’ EQUITY

Preferred Stock	1,009	1,009

Common Stock (Authorized 4,500,000,000 Shares, Issued 2,015,705,002 Shares at March 31, 2002 and 1,996,929,012 Shares at December 31, 2001)	2,016	1,997

Capital Surplus	12,783	12,495

Retained Earnings	27,278	26,993

Accumulated Other Comprehensive Income (Loss)	(909)	(442)

Treasury Stock, at Cost (25,538,537 Shares at March 31, 2002 and 23,545,702 Shares at December 31, 2001)	(1,046)	(953)

TOTAL STOCKHOLDERS’ EQUITY	41,131	41,099

TOTAL LIABILITIES, PREFERRED STOCK OF SUBSIDIARY AND STOCKHOLDERS’ EQUITY	$712,508	$693,575

The Notes to Consolidated Financial Statements are an integral part of these Statements.

Part I
Item 1 (continued)

J.P. MORGAN CHASE & CO.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions, except per share data)

Three Months Ended March 31,	2002	2001

Preferred Stock

Balance at Beginning of Year	$1,009	$1,520

Redemption of Stock	—	(158)

Balance at End of Period	1,009	1,362

Common Stock

Balance at Beginning of Year	1,997	1,940

Issuance of Common Stock	19	42

Issuance of Common Stock for Purchase Accounting Acquisitions	—	2

Balance at End of Period	2,016	1,984

Capital Surplus

Balance at Beginning of Year	12,495	11,598

Issuance of Common Stock for Purchase Accounting Acquisitions	—	79

Shares Issued and Commitments to Issue Common Stock for Employee Stock-Based Awards and Related Tax Effects	288	(14)

Balance at End of Period	12,783	11,663

Retained Earnings

Balance at Beginning of Year	26,993	28,096

Net Income	982	1,199

Cash Dividends Declared:

Preferred Stock	(13)	(21)

Common Stock ($0.34 per share in each period)	(684)	(682)

Balance at End of Period	27,278	28,592

Accumulated Other Comprehensive Income (Loss)

Balance at Beginning of Year	(442)	(241)

Other Comprehensive Income (Loss)	(467)	27

Balance at End of Period	(909)	(214)

Treasury Stock, at Cost

Balance at Beginning of Year	(953)	(575)

Purchase of Treasury Stock	—	—

Net Reissuances from (Forfeitures to) Treasury Stock	(93)	554

Balance at End of Period	(1,046)	(21)

Total Stockholders’ Equity	$41,131	$43,366

Comprehensive Income

Net Income	$982	$1,199

Other Comprehensive Income (Loss)	(467)	27

Comprehensive Income	$515	$1,226

The Notes to Consolidated Financial Statements are an integral part of these Statements.

Part I
Item 1 (continued)

J.P. MORGAN CHASE & CO.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

Three Months Ended March 31,	2002	2001

Operating Activities

Net Income	$982	$1,199

Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:

Provision for Loan Losses	753	447

Merger and Restructuring Costs	255	328

Depreciation and Amortization	631	730

Private Equity Unrealized Losses	228	285

Net Change in:

Trading-Related Assets	(18,811)	(1,555)

Securities Borrowed	(4,300)	(4,893)

Accrued Interest and Accounts Receivable	751	5,266

Other Assets	10,465	(2,157)

Trading-Related Liabilities	7,103	(3,063)

Accounts Payable, Accrued Expenses and Other Liabilities	(10,917)	(7,719)

Other, Net	302	716

Net Cash Used in Operating Activities	(12,558)	(10,416)

Investing Activities

Net Change in:

Deposits with Banks	3,052	354

Federal Funds Sold and Securities Purchased under Resale Agreements	(12,992)	(1,673)

Loans Due to Sales and Securitizations	22,333	9,942

Other Loans, Net	(20,331)	(9,777)

Other, Net	516	1,358

Held-to-Maturity Securities: Proceeds	47	24

Purchases	(32)	—

Available-for-Sale Securities: Proceeds from Maturities	1,078	2,135

Proceeds from Sales	43,439	46,843

Purchases	(46,731)	(45,869)

Cash Used in Acquisitions	(39)	(1,677)

Proceeds from Divestitures of Nonstrategic Businesses and Assets	36	47

Net Cash (Used In) Provided by Investing Activities	(9,624)	1,707

Financing Activities

Net Change in:

Domestic Deposits	(9,240)	(900)

Foreign Deposits	(2,373)	(5,893)

Federal Funds Purchased and Securities Sold under Repurchase Agreements	24,392	13,965

Commercial Paper and Other Borrowed Funds	11,349	306

Other, Net	325	114

Proceeds from the Issuance of Long-Term Debt and Capital Securities	4,533	4,983

Repayments of Long-Term Debt	(5,720)	(5,287)

Proceeds from the Net Issuance of Stock and Stock-Related Awards	214	582

Redemption of Preferred Stock	—	(158)

Redemption of Preferred Stock of Subsidiary	(550)	—

Cash Dividends Paid	(684)	(631)

Net Cash Provided by Financing Activities	22,246	7,081

Effect of Exchange Rate Changes on Cash and Due from Banks	(27)	27

Net Increase (Decrease) in Cash and Due from Banks	37	(1,601)

Cash and Due from Banks at December 31, 2001 and 2000	22,600	23,972

Cash and Due from Banks at March 31, 2002 and 2001	$22,637	$22,371

Cash Interest Paid	$3,277	$7,286

Taxes Paid	$439	$438

The Notes to Consolidated Financial Statements are an integral part of these Statements.

Part I
Item 1 (continued)

See Glossary of Terms on page 47 for definition of terms used throughout the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accounting and financial reporting policies of J.P. Morgan Chase & Co. (“JPMorgan Chase” or “the Firm”) and its subsidiaries conform to U.S. generally accepted accounting principles (“GAAP”) and prevailing industry practices for interim reporting. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The unaudited consolidated financial statements prepared in conformity with GAAP require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expense, and disclosure of contingent assets and liabilities. In addition, certain amounts have been reclassified to conform with current methodologies. In the opinion of management, all necessary adjustments have been included for a fair presentation of this interim financial information. These unaudited financial statements should be read in conjunction with the audited financial statements included in JPMorgan Chase’s 2001 Annual Report on Form 10-K (“2001 Annual Report”), with the exception of Note 2 in this Form 10-Q, “Goodwill and Other Intangibles.”

Special-Purpose Entities

Refer to Note 1 of the 2001 Annual Report for a further description of special-purpose entities (“SPE”) and the Firm’s policy on consolidation relating to these entities.

As detailed in the 2001 Annual Report, JPMorgan Chase categorizes SPE transactions as follows: securitizations, commercial paper conduits, and client intermediation. Assets sold to SPEs as part of the Firm’s consumer and commercial securitization activities are generally not reflected in JPMorgan Chase’s balance sheet (except for retained interests and the Providian Master Trust, as described in Note 7 in this Form 10-Q, Loan Securitizations), but are included on the balance sheet of the SPE purchasing the assets. Assets held in securitization-related SPEs as of March 31, 2002 and December 31, 2001 were as follows:

(in billions)	March 31, 2002		December 31, 2001

Credit Card Receivables	$34.6	(a)	$25.6

Home Mortgage Receivables	23.6		24.3

Commercial Mortgage Receivables	19.5		19.8

Auto Loans	4.9		3.4

Other Receivables	1.4		1.4

(a)	Includes $6.4 billion of on-balance sheet assets held in the Providian Master Trust.

For commercial paper conduits and certain client intermediation vehicles, primarily structured loan vehicles as described in the 2001 Annual Report, JPMorgan Chase provides contingency liquidity. JPMorgan Chase Bank has commitments to provide liquidity to these vehicles in an amount up to $39.2 billion of commercial paper issuance at March 31, 2002, versus $41.9 billion as of December 31, 2001. The Firm would be required to fund these commitments in the event these vehicles could not issue commercial paper. As of March 31, 2002, these vehicles had issued commercial paper of $28.4 billion, compared with $29.3 billion as of December 31, 2001. For certain of the commercial paper conduits, JPMorgan Chase provides limited credit enhancement through the issuance of letters of credit. JPMorgan Chase’s obligations under these letters of credit are secondary to the first risk of loss provided by the client or other third parties; for example, by the over-collateralization of the SPE with assets sold to it. As of March 31, 2002 and December 31, 2001, commitments under these letters of credit totaled $3.4 billion. Both the liquidity commitments and the letters of credit are included in the Firm’s commitments to lend described in more detail in Note 16 in this Form 10-Q and in the discussion of Liquidity Risk Management in the 2001 Annual Report. JPMorgan Chase has other contractual relationships with SPEs it structures, primarily derivative contracts. These contracts are captured in the Firm’s balance sheet in Trading assets or Trading liabilities in the same manner as other derivative contracts and are marked-to-market through Trading revenue. Fees received from administrative functions related to these SPEs (underwriter, trustee, custodian, etc.) are included when earned in Fees and commissions.

The Firm may also enter into transactions with SPEs structured by other parties. These transactions can include, for example, acting as derivative counterparty, liquidity provider, investor, underwriter, trustee or custodian. JPMorgan Chase records and reports these positions similar to any other third party transaction. JPMorgan Chase receives arm’s-length fees for services provided.

The Firm has no commitments to issue its own stock to support an SPE transaction. The Firm’s transactions with SPEs have been conducted at arm’s-length and reflect market pricing. Consistent with this policy, no JPMorgan Chase employee is permitted to invest in the SPEs with which the Firm is involved.

Part I
Item 1 (continued)

NOTE 2 – GOODWILL AND OTHER INTANGIBLES

Effective January 1, 2002, the Firm adopted SFAS 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires that goodwill and other intangible assets with an indefinite life no longer be amortized, but instead be tested for impairment at least annually. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. There was no impairment of goodwill upon adoption of SFAS 142. Additionally, upon adoption, JPMorgan Chase reclassified certain intangible assets from Goodwill to All Other Intangibles. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The following table presents the impact of SFAS 142 on net income and earnings per share had the accounting standard been in effect for the first quarter of 2001.

	First Quarter

		Pro Forma
(in millions, except earnings per share)	2002	2001

Net Income:

Income Before Effect of Accounting Change	$982	$1,224

Net Effect of Change in Accounting Principle	—	(25)

Net Income	982	1,199

Goodwill Amortization, Net of Taxes	—	91

Adjusted Net Income	$982	$1,290

Basic Earnings per Share:

Reported Basic Earnings per Share	$0.49	$0.60

Goodwill Amortization	—	0.05

Adjusted Basic Earnings per Share	$0.49	$0.65

Diluted Earnings per Share:

Reported Diluted Earnings per Share	$0.48	$0.58

Goodwill Amortization	—	0.04

Adjusted Diluted Earnings per Share	$0.48	$0.62

During the first quarter of 2002, the Firm acquired approximately $16 million of goodwill in its acquisition of an institutional trust services business. Goodwill was not impaired nor written-off during the quarter. As of March 31, 2002, the Firm had goodwill of $7,924 million. Goodwill by business segment is as follows: Investment Bank, $2,017 million; Investment Management & Private Banking, $4,076 million; Treasury & Securities Services, $947 million; JPMorgan Partners, $377 million; and Retail & Middle Market Financial Services, $507 million.

All of the Firm’s acquired intangible assets are subject to amortization. Purchased credit card relationships increased by approximately $1 billion during the first quarter of 2002 primarily due to the acquisition of the Providian Master Trust, which has an estimated useful life of seven years. Intangible assets amortization expense was $69 million for the first quarter of 2002. The intangible assets listed below do not include Mortgage Servicing Rights; amortization of mortgage servicing rights is recorded as a reduction of mortgage servicing revenues within Fees and Commissions. See Note 8 for a discussion of Mortgage Servicing Rights.

The components of intangible assets were as follows:

	March 31, 2002
				1Q 2002
	Gross	Accumulated	Net Carrying	Amortization
(in millions)	Amount	Amortization	Value	Expense

Purchased Credit Card Relationships	$1,917	$409	$1,508	$55

All Other Intangibles	677	350	327	14

Amortization expense for the net carrying amount of intangible assets at March 31, 2002 is estimated to be $258 million for the remainder of 2002 (exclusive of the $69 million in the first quarter), $307 million in 2003, $287 million in 2004, $275 million in 2005, and $258 million in 2006.

Part I
Item 1 (continued)

NOTE 3 – TRADING ASSETS AND LIABILITIES

For a discussion of the accounting policies relating to trading assets and liabilities, see Note 3 of JPMorgan Chase’s 2001 Annual Report.

The following table presents trading assets and trading liabilities for the dates indicated.

(in millions)	March 31,	December 31,
	2002	2001

Trading Assets

Debt and Equity Instruments:

U.S. Government, Federal Agencies and Municipal Securities	$57,387	$41,666

Certificates of Deposit, Bankers’ Acceptances and Commercial Paper	7,658	8,492

Debt Securities Issued by Foreign Governments	24,054	22,465

Corporate Securities and Other	55,893	45,625

Total Trading Assets – Debt and Equity Instruments	$144,992	$118,248

Derivative Receivables:

Interest Rate Contracts	$40,671	$44,732

Foreign Exchange Contracts	6,754	9,815

Debt, Equity, Commodity and Other Contracts	15,799	16,610

Total Trading Assets – Derivative Receivables	$63,224	$71,157

Trading Liabilities

Total Trading Liabilities – Debt and Equity Instruments(a)	$71,141	$52,988

Derivative Payables:

Interest Rate Contracts	$27,536	$33,066

Foreign Exchange Contracts	5,596	9,410

Debt, Equity, Commodity and Other Contracts	11,865	13,587

Total Trading Liabilities – Derivative Payables	$44,997	$56,063

(a)	Primarily represents securities sold, not yet purchased.

NOTE 4 – INTEREST INCOME AND INTEREST EXPENSE

The following table details the components of interest income and interest expense.

(in millions)	First Quarter

Interest Income	2002	2001

Loans	$3,153	$4,468

Securities	808	1,053

Trading Assets	1,562	1,831

Federal Funds Sold and Securities Purchased under Resale Agreements	490	1,196

Securities Borrowed	183	493

Deposits with Banks	90	139

Total Interest Income	6,286	9,180

Interest Expense

Deposits	1,339	2,636

Short-Term and Other Liabilities	1,664	3,382

Long-Term Debt	356	744

Total Interest Expense	3,359	6,762

Net Interest Income	2,927	2,418

Provision for Loan Losses	753	447

Net Interest Income after Provision for Loan Losses	$2,174	$1,971

Part I
Item 1 (continued)

NOTE 5 – MERGER AND RESTRUCTURING COSTS

The following table shows the components of merger and restructuring costs incurred during the first quarters of 2002 and 2001.

(in millions)	First Quarter

	2002	2001

Merger and Restructuring Costs

Merger, Right-Sizing and Other Restructuring Costs	$211	$274

Relocation Costs	44	54

Total Merger and Restructuring Costs	$255	$328

The following table shows the utilization of the $1.25 billion merger-related charge recorded on December 31, 2000 and the $300 million right-sizing charge recorded September 30, 2001, during the first quarter of 2002.

(in millions)	Merger		Right-Sizing

Merger and Right-Sizing Liabilities

Liability Balance at December 31, 2001	$154		$41

Liability Utilized during First Quarter of 2002	(41)		(10)

Liability Balance at March 31, 2002	$113	(a)	$31

(a)	The remaining balance consists primarily of facilities costs.

For a further discussion of JPMorgan Chase’s merger and restructuring costs, refer to Note 6 and page 44 of JPMorgan Chase’s 2001 Annual Report.

NOTE 6 – SECURITIES

For a discussion of the accounting policies relating to securities, see Note 7 of JPMorgan Chase’s 2001 Annual Report.

The following table presents realized gains and losses from available-for-sale (“AFS”) securities.

	First Quarter

(in millions)	2002	2001

Realized Gains	$166	$651

Realized Losses	(52)	(196)

Net Realized Gains	$114	$455

The amortized cost and estimated fair value of securities were as follows for the dates indicated:

(in millions)	March 31, 2002		December 31, 2001

	Amortized	Fair	Amortized	Fair
Available-for-Sale Securities	Cost	Value	Cost	Value

U.S. Government and Federal Agency/Corporation Obligations:

Mortgage-Backed Securities	$26,504	$26,007	$30,192	$29,890

Collateralized Mortgage Obligations	2,946	2,754	2,295	2,297

U.S. Treasuries	15,056	14,688	9,987	9,903

Obligations of State and Political Subdivisions	2,470	2,533	2,429	2,500

Debt Securities Issued by Foreign Governments	12,204	12,133	11,636	11,677

Corporate Debt Securities	136	137	108	142

Equity Securities	1,081	1,089	1,102	1,097

Other(a)	1,342	1,423	1,785	1,778

Total Available-for-Sale Securities	$61,739	$60,764	$59,534	$59,284

Held-to-Maturity Securities(b)	$461	$474	$476	$490

(a)	Includes collateralized mortgage obligations of private issuers, which generally have underlying collateral consisting of obligations of U.S. government and federal agencies and corporations.
(b)	Primarily mortgage-backed securities.

Part I
Item 1 (continued)

NOTE 7 — LOAN SECURITIZATIONS

JPMorgan Chase securitizes, sells and services residential mortgage, credit card, automobile and commercial loans. Interests in the securitized and sold loans are generally retained in the form of senior or subordinated interest-only strips, subordinated tranches, escrow accounts and servicing rights. Refer to Note 9 of the 2001 Annual Report for further information and policies regarding loan securitizations.

During the first quarter of 2002, JPMorgan Chase securitized approximately $2.4 billion of residential mortgage loans, $1.0 billion of credit card loans and $2.0 billion of automobile loans, resulting in pre-tax gains on securitizations of $12 million, $7 million and $2 million, respectively. During the first quarter of 2001, JPMorgan Chase securitized approximately $1.2 billion of residential mortgage loans, $0.9 billion of credit card loans, and $1.2 billion of commercial loans, resulting in pre-tax gains on securitizations of $48 million, $4 million, and $9 million, respectively. In addition, JPMorgan Chase sold residential mortgage loans totaling $16.4 billion and $7.6 billion during the first quarters of 2002 and 2001, respectively, primarily as GNMA, FNMA and Freddie Mac mortgage-backed securities, which sales resulted in gains of $60 million and $28 million, respectively.

On February 5, 2002, JPMorgan Chase acquired the Providian Master Trust consisting of credit card receivables of approximately $7.9 billion and related relationships. Accounting guidance requires such receivables to be reflected on JPMorgan Chase’s balance sheet until such receivables are either paid off or revolve and the resulting new receivables are sold to investors. As of March 31, 2002, $6.4 billion remained on the balance sheet.

At March 31, 2002 and December 31, 2001, JPMorgan Chase had $4.4 billion and $3.9 billion, respectively, related to its undivided interest in its Chase Credit Card Master Trust. JPMorgan Chase also maintains escrow accounts up to predetermined limits for some of its residential mortgage, credit card and automobile securitizations in the unlikely event that deficiencies in cash flows owed to investors occur. The amounts available in such escrow accounts totaled $4 million, $502 million and $96 million as of March 31, 2002 for residential mortgage, credit card and automobile securitizations, respectively, and $1 million, $341 million and $79 million as of December 31, 2001, respectively. In addition, the Firm had other retained interests as of March 31, 2002 and December 31, 2001 totaling $984 million and $1.0 billion from its residential mortgage, $115 million and $38 million from its credit card, $186 million and $141 million from its automobile securitizations, and $66 million and $66 million from its commercial securitizations, respectively. These retained interests are primarily subordinated or residual interests, which are carried at fair value on the Firm’s balance sheet.

The table below outlines the key economic assumptions and the sensitivity of the fair value at March 31, 2002 of the remaining retained interests to immediate 10% and 20% adverse changes in those assumptions:

($ in millions)	Mortgage(a)	Credit Card	Auto	Commercial

Carrying value/fair value of retained interests(b)	$984	$115	$186	$66

Weighted average life	2.0-6.0 years	5-30 months	1.7 years	10 months-11.4 years

Annual prepayment rate	11.1-29.5% CPR	14.6%	1.75% WAC/WAM	NA (c)

Impact of 10% adverse change	$(37)	$(5)	$(10)	—

Impact of 20% adverse change	(69)	(5)	(19)	—

Loss assumption	0.1-2.7%	5.4%	0.5%	NA (d)

Impact of 10% adverse change	$(36)	$(4)	$(4)	—

Impact of 20% adverse change	(71)	(8)	(8)	—

Discount rate	13.0-19.0%	4.1-5.9%	6.0%	4.0-18.7%

Impact of 10% adverse change	$(28)	—	$(2)	$(2)

Impact of 20% adverse change	(55)	—	(3)	(3)

(a)	Includes approximately $408 million of retained interests resulting from the acquisition of Advanta’s mortgage operations.
(b)	Unrealized gains recorded in Stockholders’ equity that relate to these retained interests totaled $170.3 million, $3.8 million and $6.9 million for residential mortgage, credit card and automobile securitizations, respectively.
(c)	Not applicable since these retained interests are not subject to prepayment risk.
(d)	Not applicable due to collateral coverage on loans in commercial securitizations.
CPR — Constant prepayment rate
WAC/WAM — Weighted average coupon/weighted average maturity

Part I
Item 1 (continued)

The sensitivity analysis in the preceding table is hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% and 20% variation in assumptions generally cannot easily be extrapolated because the relationship of the change in the assumptions to the change in fair value may not be linear. Also, in this table, the effect that a change in a particular assumption may have on the fair value is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

NOTE 8 — MORTGAGE SERVICING RIGHTS

For a further description of mortgage servicing rights (“MSR”), see Note 10 of the 2001 Annual Report. The following table summarizes the changes in residential MSRs.

(in millions)	First Quarter

	2002	2001

Balance at Beginning of Period	$6,579	$6,362

Additions	497	853

Sales	—	(75)

SFAS 133 Hedge Valuation Adjustments	338	(495)

Amortization	(334)	(248)

Change in Valuation Allowance	(162)	(335)

Balance at March 31,	$6,918	$6,062

Estimated Fair Value at March 31,	$6,918

Weighted-Average Prepayment Speed Assumption	12.45%CPR

Weighted-Average Discount Rate	8.10%

CPR — Constant Prepayment Rate

Interest rate derivatives and AFS securities are used to manage the interest rate risk of the residential mortgage servicing rights. As of January 1, 2001, certain interest rate derivatives qualify as fair value hedges under SFAS 133 which results in recording adjustments to the carrying value of the MSRs. In addition, certain derivatives and AFS securities are used to further mitigate the interest rate risk inherent in the MSRs.

For the quarter ended March 31, 2002, the value of the MSRs increased due to a SFAS 133 valuation adjustment of $338 million, partly offset by an increase in the change in the valuation allowance due to impairment of $162 million. The net increase in revenue was offset by total losses of $245 million relating to a combination of derivative losses, including those that qualify as SFAS 133 hedges, and realized losses from sales of AFS securities.

For the quarter ended March 31, 2001, the decrease in revenue resulting from SFAS 133 valuation adjustments of $495 million and the change in the valuation allowance due to impairment of $335 million totaled $830 million. These losses were substantially offset by total gains of $794 million relating to a combination of derivative gains, including those that qualify as SFAS 133 hedges, and realized gains from sales of AFS securities.

NOTE 9 — SUBORDINATED DEFERRABLE INTEREST DEBENTURES

At March 31, 2002, 12 wholly owned Delaware statutory business trusts established by JPMorgan Chase had issued an aggregate $5,439 million in capital securities, net of discount. For a discussion of the business trusts, see Note 11 in JPMorgan Chase’s 2001 Annual Report. During the 2002 first quarter, J.P. Morgan Chase Capital X issued $1 billion of capital securities having a stated maturity of February 15, 2032 and bearing an interest rate of 7.00%, payable quarterly commencing on May 15, 2002. There were no other issuances or redemptions of capital securities during the first quarter 2002.

NOTE 10 — PREFERRED STOCK OF SUBSIDIARY

On February 28, 2002, Chase Preferred Capital Corporation redeemed all 22 million outstanding shares of its 8.10% cumulative preferred stock, Series A, at a redemption price per share of $25 plus accrued and unpaid dividends.

NOTE 11 — EARNINGS PER SHARE

For a discussion of JPMorgan Chase’s earnings per share (“EPS”), see Note 15 of the 2001 Annual Report. For the calculation of basic and diluted EPS for the first quarter ended March 31, 2002 and 2001, see Exhibit 11 on page 53.

Part I
Item 1 (continued)

NOTE 12 — COMPREHENSIVE INCOME

Comprehensive income is composed of net income and other comprehensive income, which includes the after-tax change in unrealized gains and losses on AFS securities, cash flow hedging activities and foreign currency translation adjustments.

(in millions)	Three Months Ended March 31, 2002

					Accumulated
	Unrealized			Cash	Other
	Gains (Losses)	Translation		Flow	Comprehensive
	on AFS Securities(a)	Adjustments		Hedges	Income (Loss)
Beginning Balance	$(135)	$(2)		$(305)	$(442)

Net Change During Period	(463) (b)	1	(c)	(5) (e)	(467)

Ending Balance	$(598)	$(1)	(d)	$(310)	$(909)

	Three Months Ended March 31, 2001

					Accumulated
	Unrealized			Cash	Other
	Gains(Losses)	Translation		Flow	Comprehensive
	on AFS Securities(a)	Adjustments		Hedges	Income (Loss)
Beginning Balance	$(244)	$3		$—	$(241)

Change during Period	155	4	(c)	(132) (e)	27

Ending Balance	$(89)	$7	(d)	$(132)	$(214)

(a)	Primarily represents the after-tax difference between the fair value and amortized cost of the available-for-sale securities portfolio.
(b)	The increase in losses is due primarily to rising rates in the first quarter.
(c)	At March 31, 2002, includes $1 million of after-tax net gains on hedges. At March 31, 2001, includes $244 million of after-tax net losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar, which are offset by $248 million of after-tax net gains on hedges.
(d)	Includes after-tax gains and losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar.
(e)	At March 31, 2002, includes $10 million of after-tax losses reclassified to income and $15 million of after-tax losses representing the net change in derivative fair values that were recorded in comprehensive income. At March 31, 2001, includes $13 million of after-tax losses reclassified to income and $145 million of after-tax losses representing the net change in derivative fair values and the impact of the adoption of SFAS 133 that were recorded in comprehensive income.

NOTE 13 — CAPITAL

For a discussion of the calculation of risk-based capital ratios, see Note 21 of JPMorgan Chase’s 2001 Annual Report.

The following table presents the risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries. At March 31, 2002, the Firm and each of its depository institutions, including those listed in the table below, were “well-capitalized” as defined by banking regulators.

		Significant Banking Subsidiaries

March 31, 2002
(in millions, except ratios)	JPMorgan Chase(a)	JPMorgan Chase Bank	Chase USA

Tier 1 Capital	$38,655	$31,909	$3,484

Total Capital	56,069	43,147	5,682

Risk-Weighted Assets(b)	449,149	369,920	39,887

Adjusted Average Assets	710,510	559,341	44,226

Tier 1 Capital Ratio	8.61%	8.63%	8.73%

Total Capital Ratio	12.48%	11.66%	14.25%

Tier 1 Leverage Ratio	5.44%	5.70%	7.88%

(a)	Assets and capital amounts for JPMorgan Chase’s banking subsidiaries reflect intercompany transactions, whereas the respective amounts for JPMorgan Chase reflect the elimination of intercompany transactions.
(b)	Risk-weighted assets include off-balance sheet risk-weighted assets in the amounts of $153,206 million, $141,016 million and $5,098 million, respectively.

Part I
Item 1 (continued)

NOTE 14 — COMMITMENTS AND CONTINGENCIES

For a discussion of legal proceedings, see Part II, Item 1 of this Form 10-Q.

NOTE 15 — ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The majority of JPMorgan Chase’s derivatives are entered into for trading purposes. The Firm also uses derivatives as an end user to hedge market exposures, modify the interest rate characteristics of related balance sheet instruments or meet longer-term investment objectives. Both trading and end-user derivatives are recorded in trading assets and liabilities. For further discussion of the Firm’s use of derivative instruments, see Note 24 and page 51 of the JPMorgan Chase 2001 Annual Report.

The following table presents derivative instrument and hedging related activities for the periods indicated.

(in millions)	First Quarter

	2002	2001
Fair Value Hedge Ineffective Net Gains(a)	$95	$6

Cash Flow Hedge Ineffective Net (Losses)(a)	—	(4)

Cash Flow Hedging on Forecasted Transactions that Failed to Occur	—	40	(b)

(a)	Includes ineffectiveness and the components of hedging instruments that have been excluded from the assessment of hedge effectiveness.
(b)	Represents recognized gains in net interest income for cash flow hedges of AFS security purchases that were discontinued because the forecasted transaction failed to occur.

NOTE 16 — OFF-BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS

JPMorgan Chase utilizes lending-related financial instruments as one method by which to meet the financing needs of its customers. JPMorgan Chase issues commitments to extend credit, standby letters of credit and guarantees and also provides securities-lending services to its customers. For lending-related financial instruments, the contractual amount of the financial instrument represents the maximum potential credit risk to JPMorgan Chase if the counterparty does not perform according to the terms of the contract. A large majority of these commitments expire without being drawn upon. As a result, total contractual amounts are not representative of the Firm’s actual future credit exposure or liquidity requirements.

As with on-balance sheet extensions of credit, management computes specific and expected loss components as well as a residual component for off-balance sheet lending-related commitments. At March 31, 2002 and December 31, 2001, the Allowance for credit losses related to off-balance sheet lending-related commitments, which is reported in Other liabilities, was $281 million and $282 million, respectively.

The following table summarizes the contractual amounts relating to JPMorgan Chase’s off-balance sheet lending-related financial instruments at March 31, 2002 and December 31, 2001:

	March 31,	December 31,
(in millions)	2002	2001

Credit card lines	$123,097	$104,785

Other unfunded commitments to extend credit(a)(b)(c)(d)	201,829	204,397

Standby letters of credit and guarantees(a)(c)	44,571	41,163

Other letters of credit(a)	2,217	2,151

Customers’ securities lent	132,152	111,167

(a)	Net of risk participations totaling $14,332 million and $13,935 million at March 31, 2002 and December 31, 2001, respectively.
(b)	Unused advised lines of credit totaling $18,531 million at March 31, 2002 and $19,229 million at December 31, 2001 are not included within these commitments.
(c)	See Note 1 of this Form 10-Q for information on commitments to SPEs.
(d)	Includes both commercial and consumer unfunded commitments.

Part I
Item 1 (continued)

NOTE 17 — FAIR VALUE OF FINANCIAL INSTRUMENTS

For a discussion of JPMorgan Chase’s fair value methodologies, see Note 27 of JPMorgan Chase’s 2001 Annual Report. The following table presents the financial assets and liabilities valued under SFAS 107.

	March 31, 2002			December 31, 2001

	Carrying	Estimated	Appreciation/	Carrying	Estimated	Appreciation/
(in billions)	Value	Fair Value	(Depreciation)	Value	Fair Value	(Depreciation)

Total Financial Assets	$695.7	$701.2	$5.5	$678.0	$684.0	$6.0

Total Financial Liabilities	$673.0	$673.5	(0.5)	$651.4	$652.3	(0.9)

Estimated Fair Value in Excess of Carrying Value			$5.0			$5.1

NOTE 18 — SEGMENT INFORMATION

JPMorgan Chase is organized into five major businesses: Investment Bank, Treasury & Securities Services, Investment Management & Private Banking, JPMorgan Partners and Retail & Middle Market Financial Services. These businesses are segmented based on the products and services provided, or the type of customer serviced, and reflect the manner in which financial information is currently evaluated by the Firm’s management. For a further discussion concerning JPMorgan Chase’s business segments, see Segment Results in the Management’s Discussion and Analysis (“MD&A”) section of this Form 10-Q on pages 19 through 28.

JPMorgan Chase uses Shareholder Value Added (“SVA”) and Operating Earnings as its principal measures of franchise profitability. A 12% cost of capital is used for all businesses except JPMorgan Partners, which has a 15% cost of capital. See Segment Results in the MD&A on page 28 and Note 29 of JPMorgan Chase’s 2001 Annual Report for a further discussion of performance measurements and policies for cost allocation. The following table provides the Firm’s segment results for first quarter 2002 and 2001.

			Investment		Retail &
		Treasury &	Management		Middle Market	Corporate/
	Investment	Securities	& Private	JPMorgan	Financial	Reconciling
(in millions, except ratios)	Bank	Services	Banking	Partners	Services	Items(a)	Total

First Quarter 2002

Operating Revenue(b)	$3,620	$935	$741	$(303)	$3,131	$(205)	$7,919

Intersegment Revenue(b)	(52)	36	34	2	(3)	(17)	--

Operating Earnings (Loss)	755	141	126	(248)	526	(150)	1,150

Average Managed Assets(c)	467,582	16,433	35,180	10,599	179,275	31,342	740,411

SVA	184	52	(54)	(461)	231	(11)	(59)

Return on Common Equity(d)	15.9%	19.1%	8.4%	NM	21.5%	NM	11.4%

First Quarter 2001

Operating Revenue(b)	$4,327	$953	$822	$87	$2,654	$(277)	$8,566

Intersegment Revenue(b)	(35)	38	28	25	8	(64)	—

Operating Earnings (Loss)(e)(f)	1,033	168	106	(4)	421	(197)	1,527

Average Managed Assets(c)	510,817	17,131	35,774	13,653	159,992	10,310	747,677

SVA	433	81	(90)	(271)	165	(33)	285

Return on Common Equity(d)	20.8%	23.5%	6.4%	NM	19.9%	NM	14.8%

(a)	Corporate/Reconciling items includes Support Units and the effect remaining at the corporate level after the implementation of management accounting policies.
(b)	Operating Revenue includes Intersegment Revenue, which includes intercompany revenue and revenue sharing agreements, net of intersegment expenses. Transactions between business segments are primarily conducted at fair value.
(c)	Excludes the impact of credit card securitizations.
(d)	Based on annualized amounts.
(e)	Previously reported operating earnings for 2001 have been adjusted by adding back amortization of goodwill to make 2001 results comparable to 2002.
(f)	Excludes the after-tax impact of SFAS 133 cumulative transition adjustment for the Investment Bank ($19) million, Retail & Middle Market Financial Services ($3) million and Corporate ($3) million.
NM — Not meaningful.

Part I
Item 1 (continued)

The table below presents a reconciliation of the combined segment information to the Firm’s reported net income as included in the Consolidated Statement of Income.

	First Quarter

(in millions)	2002	2001

Segments’ Operating Earnings	$1,300	$1,724

Corporate/Reconciling Items	(150)	(197)

Consolidated Operating Earnings	1,150	1,527

Amortization of Goodwill, Net of Taxes	—	(91)

Special Items and Restructuring Costs	(168)	(212)

Net Effect of Change in Accounting Principle	—	(25)

Consolidated Net Income(a)	$982	$1,199

(a)	Reported net income for the first quarter of 2002 reflects the adoption of SFAS 142 and, accordingly, the Firm ceased amortizing goodwill effective January 1, 2002. There was no impairment of goodwill upon adoption of SFAS 142. Previously reported operating earnings for 2001 have been adjusted by adding back amortization of goodwill to report 2001 results on a basis comparable to 2002.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

	Reported		Operating (a)

			Including JPMP		Excluding JPMP(b)

As of or for the three months ended March 31,		O/(U)		O/(U)		O/(U)
(in millions, except per share and ratio data)	2002	2001	2002	2001	2002	2001

Revenue	$6,845	(13)%	$7,919	(8)%	$8,222	(3)%

Net income	982	(18)	1,150	(25)	1,398	(9)

Earnings per share (“EPS”) – diluted	0.48	(17)	0.57	(23)	0.69	(7)

Return on average common equity (“ROCE”)	9.7%	(190)bp	11.4%	(340)bp	16.2%	(180)bp

Tier 1 Capital Ratio	8.6%	(10)bp

Total Capital Ratio	12.5	20

Tier 1 Leverage	5.4	—

(a)	Operating basis excludes the impact of credit card securitizations, merger and restructuring costs, special items and the net effect of a change in accounting principle. For a reconciliation of reported to operating results, see page 18.
(b)	Represents JPMorgan Chase’s results excluding JPMorgan Partners (“JPMP”), the Firm’s private equity investment business. For a further description, see JPMP’s Segment results on page 25.
bp — Denotes basis points; 100 bp equals 1%.
O/(U) — Denotes over and under 2001 amounts.

Financial Highlights: Reported net income was $982 million, or $0.48 per share, in the first quarter of 2002. This compared with $1,199 million, or $0.58 per share, in the first quarter of 2001.

First quarter 2002 operating earnings were $0.57 per share, compared with $0.17 in the fourth quarter of 2001 and $0.74 in the first quarter of 2001. Operating earnings were $1,150 million in the first quarter 2002, compared with $356 million in the fourth quarter of 2001 and $1,527 million one year ago. Operating earnings for 2001 have been adjusted by adding back amortization of goodwill to present 2001 results on a basis comparable to this year’s first quarter, which included the impact of the implementation of SFAS 142.

Operating earnings in the 2002 first quarter were negatively affected by three broad trends. The first trend was the deterioration in credit quality of the consumer and commercial loan portfolios. Commercial net charge-offs were 127 bp of the commercial loan portfolio and nonperforming commercial assets increased $347 million from year-end. Consumer net charge-offs were 2.22% in the 2002 first quarter and 1.98% in the fourth quarter of 2001. The second trend adversely affecting first quarter earnings was the continued decline in private equity valuations, which resulted in negative earnings at JPMorgan Partners. Finally, the continued weakness in capital markets activities, particularly in the IPO and M&A marketplace, adversely affected revenues at the Investment Bank. Investment banking fees of $741 million represented the lowest quarterly total in the last three years.

Nevertheless, during the first quarter 2002, there was significant progress by other areas of the Firm. First quarter results reflected very strong revenue growth in Retail & Middle Market Financial Services (“RMMFS”) and improved margins in Investment Management & Private Banking (“IMPB”). Earnings at RMMFS at $526 million for the quarter represented 25% growth from the first quarter of 2001. IMPB earnings increased 30% from the fourth quarter of 2001 as a result of lower expenses which increased the pre-tax operating margin to 22%.

In addition, despite the challenging capital market environment, the Investment Bank maintained leadership positions in loan syndication and investment-grade bonds and, for the first time, ranked as the third leading underwriter of stocks and bonds globally. Management believes there are early indications that credit quality has begun to stabilize and that private equity exit opportunities, although muted, have begun to improve across several industries, particularly in the industrial and consumer sectors. Loan loss provisions equaled net charge-offs in the 2002 first quarter, in contrast to the fourth quarter of 2001 where provisions of $650 million in excess of charge-offs were recorded.

Part I
Item 2 (continued)

Finally, during the first quarter, the Firm continued to be focused on maintaining expense and capital discipline. Operating expenses in the first quarter of 2002, although higher than the fourth quarter of 2001, included $106 million in nonmerger-related severance costs, $78 million related to the settlement of litigation with Sumitomo Corporation and $46 million in operating costs related to the acquisition of the Providian Master Trust. Management is targeting lower operating expenses for full year 2002 versus full-year 2001. In addition, strong capital and liquidity positions remained a priority for the Firm. Until the revenue environment becomes stronger, management will continue to maintain a Tier 1 capital ratio that is somewhat higher than the announced long-term target of 8.0%-8.25% and to take actions to raise additional liquidity and to extend the average maturities of the Firm’s debt obligations. Management continues to believe these actions will enable the Firm to produce higher returns when the economy more fully recovers.

RECONCILIATION OF REPORTED TO OPERATING RESULTS

The Firm prepares its financial statements using generally accepted accounting principles (“GAAP”). This presentation is referred to as the “reported basis.” The Firm also analyzes its results on an “operating basis” which starts with the reported GAAP results and then excludes the impact of merger and restructuring costs and special items. For a further discussion on the reconciliation between reported and operating results, see page 27 of the 2001 Annual Report.

The following summary table provides a reconciliation between the Firm’s reported and operating results.

(in millions, except per share data)

	Reported	Credit	Special	Amortization	Operating
First Quarter 2002:	Results(a)(b)	Card(c)	Items(d)	of Goodwill(e)	Basis

Income Statement	$7,598	$321	$—	$—	$7,919

Revenue

Noninterest Expense:

Operating Expense	5,034	—	—	—	5,034

Amortization of Intangibles	69	—	—	—	69

Merger and Restructuring Costs	255	—	(255)	—	—

Noninterest Expense	5,358	—	(255)	—	5,103

Credit Costs	753	321	—	—	1,074

Income Before Income Tax Expense	1,487	—	255	—	1,742

Income Tax Expense	505	—	87	—	592

Net Income	$982	$—	$168	$—	$1,150

Net Income per Share — Diluted	$0.48				$0.57

	Reported	Credit	Special	Amortization	Operating
First Quarter 2001:	Results(a)(b)	Card(c)	Items(d)	of Goodwill(e)	Basis

Income Statement	$8,325	$241	$—	$—	$8,566

Revenue

Noninterest Expense:

Operating Expense	5,493	—	—	—	5,493

Amortization of Intangibles	177	—	—	(141)	36

Merger and Restructuring Costs	328	—	(328)	—	—

Noninterest Expense	5,998	—	(328)	(141)	5,529

Credit Costs	447	241	—	—	688

Income Before Income Tax Expense and Effect of Accounting Change	1,880	—	328	141	2,349

Income Tax Expense	656	—	116	50	822

Income Before Effect of Accounting Change	1,224	—	212	91	1,527

Net Effect of Change in Accounting Principle	(25)	—	25	—	—

Net Income	$1,199	$—	$237	$91	$1,527

Net Income per Share — Diluted	$0.58				$0.74

Part I
Item 2 (continued)

(a)	Represents condensed results as reported in JPMorgan Chase’s financial statements.
(b)	In the first quarter of 2002, the Firm implemented EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred (Formerly EITF Abstracts, Topic D-103).” Prior period amounts have been restated.
(c)	This column represents the impact of credit card securitizations. For receivables that have been securitized, amounts that would have been reported as net interest income and as provision for loan losses are instead reported as components of noninterest revenue.
(d)	Includes merger and restructuring costs and special items. The 2002 first quarter included $255 million (pre-tax) in merger and restructuring expenses. The 2001 first quarter included $328 million (pre-tax) in merger and restructuring expenses.
(e)	Reported net income for the first quarter of 2002 reflected the adoption of SFAS 142 and, accordingly, the Firm ceased amortizing goodwill effective January 1, 2002. There was no impairment of goodwill upon adoption of SFAS 142. Prior period operating earnings for 2001 have been adjusted by adding back amortization of goodwill to report 2001 results on a basis comparable to 2002.

SEGMENT RESULTS

JPMorgan Chase’s segment results reflect the manner in which financial information currently is evaluated by the Firm’s management. For a discussion of the Firm’s methodology of allocating equity to its business units see page 29 of the 2001 Annual Report. The table below provides summary financial information on an operating basis for the five major business segments.

First Quarter	Operating Revenue		Operating Earnings		ROCE

(in millions, except		O/(U)		O/(U)		O/(U)
per share and ratio data)	2002	2001	2002	2001	2002	2001

Investment Bank	$3,620	(16)%	$755	(27)%	15.9%	(490)bp

Treasury & Securities Services	935	(2)	141	(16)	19.1	(440)

Investment Management & Private Banking	741	(10)	126	19	8.4	200

Retail & Middle Market Financial Services	3,131	18	526	25	21.5	160

Results excluding JPMP (a)	8,222	(3)	1,398	(9)	16.2	(180)

JPMP	(303)	NM	(248)	NM	NM	NM

Total (b)	$7,919	(8)	$1,150	(25)	11.4%	(340)

(a)	Includes Support Units and the effects remaining at the corporate level after the implementation of management accounting policies.
(b)	Represents consolidated JPMorgan Chase.
bp — Denotes basis points; 100 bp equals 1%.
NM — Not meaningful.
O/(U) — Denotes over and under 2001 amounts.

Part I
Item 2 (continued)

INVESTMENT BANK

For a discussion of the business profile of the Investment Bank, see pages 30-31 of the JPMorgan Chase 2001 Annual Report. The following table sets forth selected financial data of the Investment Bank.

		Over/(Under)
(in millions, except ratios)	1Q 2002	4Q 2001	1Q 2001

Trading-Related Revenue	$1,696	66%	(19)%

Investment Banking Fees	741	(21)	(21)

Net Interest Income	727	(8)	6

Fees and Commissions	380	5	(10)

All Other Revenue	76	NM	(60)

Operating Revenue	3,620	17	(16)

Operating Expense	2,116	14	(17)

Operating Margin	1,504	23	(15)

Credit Costs	282	(54)	197

Operating Earnings	$755	106	(27)

Average Common Equity	19,109	2	(4)

Average Assets	467,582	(8)	(8)

SVA	184	189	(58)

Return on Common Equity	15.9%	830bp	(490)bp

Overhead Ratio	58	(200)	(100)

Compensation Expense as a % of Operating Revenue	33	(400)	(400)

bp — Denotes basis points; 100 bp equals 1%.
NM — Not meaningful.

The Investment Bank had operating earnings of $755 million in the 2002 first quarter, more than double the fourth quarter of 2001 but 27% lower than the first quarter of 2001. Operating ROE was 16% for the 2002 first quarter compared with 8% for the 2001 fourth quarter and 21% for the first quarter of 2001. The decline in earnings relative to the first quarter of last year reflected a 16% decline in revenues and an $187 million increase in credit costs, partially offset by a 17% decline in expenses. In comparison with the fourth quarter of 2001, revenue growth of 17% and lower credit costs of 54% drove the doubling of earnings.

Trading revenues (including related net interest income) of $1.70 billion increased 66% from the fourth quarter of 2001 which included the impact of $359 million in losses relating to Enron and Argentina. In comparison with last year’s strong first quarter, trading revenues declined 19% primarily due to lower equity trading revenues as a result of lower client activity and lower volatility. In addition, fixed income trading was lower when compared with the first quarter of 2001 as strong credit trading results in the quarter were offset by lower interest rate trading, reflecting reduced opportunities from declining rates that existed one year ago.

Investment banking fees were $741 million in the 2002 first quarter, the lowest quarterly level in the last three years. The declines from each of the fourth and first quarters of 2001 reflected continued weakness in the M&A and equity underwriting markets as well as lower loan syndication activity. For the quarter, leadership positions were maintained in syndicated lending (#1) and high-grade bonds (#2), in a much weaker environment.

Trading-Related Revenue		Over/(Under)
(in millions)	1Q 2002	4Q 2001	1Q 2001

Equities	$195	191%	(59)%

Fixed Income and Other	1,501	57	(7)

Total	$1,696	66	(19)

Investment Banking Fees		Over/(Under)
(in millions)	1Q 2002	4Q 2001	1Q 2001

Advisory	$191	(29)%	(44)%

Underwriting and Other Fees	550	(17)	(8)

Total	$741	(21)	(21)

Part I
Item 2 (continued)

Fees and commissions of $380 million in the 2002 first quarter increased by 5% from the fourth quarter of 2001 but declined 10% from the first quarter of 2001. The year-on-year decline was primarily due to lower commissions from equity brokerage activities.

Operating expenses for the 2002 first quarter of $2.12 billion increased by 14% from the fourth quarter of 2001 but declined 17% from the first quarter of last year. Expenses in the first quarter 2002 included incremental costs associated with the Sumitomo settlement and severance-related costs beyond the previously planned merger and restructuring costs. Operating expenses also increased from the fourth quarter in part due to higher incentives linked to improved revenues and earnings. Despite the expense pressures created by the severance costs and litigation settlement, the overhead ratio for the 2002 first quarter was 58% reflecting ongoing productivity and expense management initiatives. These expense initiatives are intended to allow the Investment Bank to make strategic investments despite the current revenue environment. The first quarter’s overhead ratio is lower than the Investment Bank’s announced target of 60% and demonstrates the Investment Bank’s discipline in managing expenses particularly in light of the effect of higher credit costs on earnings.

Market Share/Rankings:(a)	1Q 2002		4Q 2001

Global Syndicated Loans	23.8%	#1	24.4%	#1

U.S. Investment Grade Bonds	15.9	#2	13.2	#2

Euro-Denominated High-Grade Bonds	5.8	#4	6.1	#6

Global Equity and Equity-Related	4.8	#6	5.0	#8

U.S. Equity and Equity-Related	4.3	#7	7.8	#5

Global Announced M&A	11.0	#8	26.5	#4

(a)	Derived from Thomson Financial Securities Data. Global announced M&A based on rank value; all others based on proceeds, with full credit to each book manager/equal if joint.

TREASURY & SECURITIES SERVICES

For a discussion of the profiles for each business within Treasury & Securities Services (“T&SS”), see pages 32-33 of JPMorgan Chase’s 2001 Annual Report. The following table sets forth selected financial data of Treasury & Securities Services.

		Over/(Under)
(in millions, except ratios)	1Q 2002	4Q 2001	1Q 2001

Fees and Commissions	$586	2%	6%

Net Interest Income	314	(5)	(12)

All Other Revenue	35	3	(15)

Operating Revenue	935	(1)	(2)

Operating Expense	716	4	3

Operating Margin	219	(14)	(16)

Credit Costs	1	(75)	—

Operating Earnings	$141	(14)	(16)

Average Common Equity	2,982	4	4

Average Assets	16,433	(8)	(4)

SVA	52	(32)	(36)

Return on Common Equity	19.1%	(350)bp	(440)bp

Overhead Ratio	77	400	400

bp — Denotes basis points; 100 bp equals 1%.

Treasury & Securities Services had operating earnings of $141 million in the first quarter of 2002, 14% lower than the 2001 fourth quarter and 16% lower than the first quarter of 2001. Despite the lower earnings in the first quarter, the operating ROE was 19%.

Operating revenues were $935 million in the first quarter of 2002, down 1% from the 2001 fourth quarter and down 2% from the first quarter of 2001. Revenues at Investor Services declined 10% from the first quarter of 2001 as a result of weak global equity markets and lower asset levels, reduced international money flows and lower business activity. Institutional Trust Services revenues increased 6% from both the fourth and first quarters of 2001 reflecting the impact of an acquisition, partially offset by slower fixed income activity. Treasury Services revenues were down 5% from the fourth quarter but up 4% from the first quarter of 2001, as the effect of lower interest rates was offset by higher overall deposit levels resulting from increased business volumes.

Part I
Item 2 (continued)

Operating expenses rose 4% from the 2001 fourth quarter and 3% from the first quarter of 2001. With continued pressure on revenue growth, each of the businesses are focusing on expense initiatives. In particular, Investor Services is evaluating the right level of staffing and infrastructure, with several Six Sigma projects underway.

T&SS’s overhead ratio for the first quarter was 77%, up from 73% in both the fourth and first quarters of 2001. In the 2002 first quarter, the Firm adopted EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” which principally impacted the T&SS business. This adoption caused T&SS’s first quarter 2002 revenues and expenses each to increase by $51 million which had the effect of increasing the overhead ratio by 1.4%. Results for 2001 were restated for this adoption, which increased T&SS’s revenues and expenses by $52 million in the first quarter and $217 million for the full year. As a result of this change, the target overhead ratio of 65% for T&SS will be increased by 1.5-2.0%.

RETAIL & MIDDLE MARKET FINANCIAL SERVICES

For a description of Retail & Middle Market Financial Services (“RMMFS”) and a discussion of the profiles for each business, see pages 38-40 of JPMorgan Chase’s 2001 Annual Report. The following table reflects selected financial data for RMMFS.

		Over/(Under)
(in millions, except ratios)	1Q 2002	4Q 2001	1Q 2001

Net Interest Income	$2,033	10%	22%

Fees and Commissions	919	16	89

Securities Gains (Losses)	(13)	NM	NM

All Other Revenue	192	(17)	2

Operating Revenue	3,131	7	18

Operating Expense	1,555	4	13

Operating Margin	1,576	10	23

Credit Costs	726	(22)	22

Operating Earnings	$526	59	25

Average Common Equity	9,833	7	15

Average Managed Assets	179,275	6	12

SVA	231	362	40

Return on Common Equity	21.5%	730bp	160bp

Overhead Ratio	50	(100)	(200)

bp — Denotes basis points; 100 bp equals 1%.
NM — Not meaningful.

Retail & Middle Market Financial Services had record operating earnings of $526 million for the first quarter of 2002, up 59% from the 2001 fourth quarter and an increase of 25% from the first quarter of 2001. Operating ROE for the first quarter was 22%, compared with 14% in the fourth quarter of 2001 and 20% for the first quarter of 2001.

Operating revenues of $3.13 billion (including $152 million of revenues from the Providian Master Trust card portfolio) were up 7% and 18% from the fourth and first quarters of 2001, respectively. Credit card outstandings grew 31% to $49 billion. Internally generated new accounts exceeded 900,000 for the quarter. Mortgage originations totaled $33 billion in the quarter, down from $50 billion in the 2001 fourth quarter but up from the first quarter of 2001. Auto finance originations were a record $5.8 billion in the first quarter of 2002, up 2% from the fourth quarter of 2001 and 34% over the first quarter of 2001. Total RMMFS deposits were up 5% and 14% from the fourth and first quarters of 2001, respectively, as economic uncertainty and interest rate decreases have caused customers to seek liquidity. As a result, deposit balances have grown at higher than normal rates.

Operating expenses of $1.56 billion increased by 4% from the fourth quarter of 2001 and by 13% from the first quarter of 2001. The increases reflected the impact of the Providian Master Trust acquisition as well as higher expenses related to production volumes. Partially offsetting these increases were savings related to Six Sigma and other productivity programs. The overhead ratio for the first quarter was 50%, compared with 51% for the fourth quarter and 52% last year.

Credit costs of $726 million were 22% lower than the 2001 fourth quarter, which included $250 million in provision in excess of charge-offs, but were 22% higher than the first quarter of 2001, partially due to higher outstandings.

Part I
Item 2 (continued)

The following table sets forth certain key financial performance measures of the businesses within RMMFS.

	Operating Revenue			Operating Earnings

		% Change	% Change		% Change	% Change
(in millions)	1Q 2002	4Q 2001	1Q 2001	1Q 2002	4Q 2001	1Q 2001

Cardmember Services	$1,353	7%	35%	$147	(18)%	50%

Regional Banking Group	731	(2)	(9)	125	12	(12)

Home Finance	522	20	46	132	55	50

Middle Markets	334	7	2	84	27	24

Auto Finance	171	4	53	32	(14)	39

Other	20	11	(63)	6	NM	200

Total	$3,131	7	18	$526	59	25

NM — Not meaningful.

Cardmember Services

Cardmember Services’ operating earnings of $147 million in the first quarter of 2002 increased 50% from the comparable quarter of last year reflecting the February 5, 2002 acquisition of the Providian Master Trust. Operating revenues rose 35% from the first quarter of last year driven by lower funding costs, a higher level of receivables as well as higher credit card fees. Fees reflected higher transaction volume (customer purchases, cash advances and balance transfers), as well as higher levels of delinquencies, which increased late fees. The decline in operating earnings from the fourth quarter of 2001 reflected the normal seasonal decline from peak purchase volume in the holiday season. Operating revenues increased 7% from the fourth quarter of 2001 due to the Providian acquisition. The overhead ratio decreased from first quarter 2001 to 35% due to strong revenue growth, including the positive impact of the Providian acquisition.

The managed net charge-off rate was 5.82% for the first quarter of 2002, an increase of 26 basis points from the fourth quarter of 2001, resulting from increased bankruptcies and contractual charge-offs partially offset by higher outstandings. The loss rate associated with the Providian card portfolio was only 6.3% for the two months, reflecting purchases of non-impaired accounts. For the remainder of the year, the Providian credit card receivables will contribute to a higher managed charge-off rate versus the prior year.

Regional Banking Group

Regional Banking Group’s first quarter 2002 operating revenues of $731 million declined 9% and operating earnings were lower by 12% from last year. The decline in operating revenue reflected the low interest rate environment, which unfavorably affected the net interest earned on deposit balances, despite a growth of 12% in the overall level of retail deposits. Partially offsetting the decline were higher fee revenues associated with deposit service fees and volume growth in the Chase Banking Card. Operating revenues decreased 2% from the fourth quarter of 2001, while operating earnings increased from the fourth quarter of 2001 due to lower credit costs. The overhead ratio increased from the same period last year to 74% as a result of lower revenue, primarily due to lower interest rates, and higher expenses.

Home Finance

Home Finance’s operating revenues and operating earnings increased 46% and 50%, respectively, for the first quarter of 2002 over the same period in the prior year. Revenue growth was fueled by a strong housing market and the positive impact of lower interest rates, which resulted in improved warehouse spreads and lower funding costs on mortgage servicing rights (“MSR”) and contributed to an 8% growth in servicing balances. Originations (residential, home equity and manufactured housing) for the first quarter of 2002 were $33 billion and included originations from the retail, wholesale and correspondent (traditional and negotiated) channels. The mortgage servicing portfolio was $425 billion at March 31, 2002. The overhead ratio decreased to 55% from the same quarter last year due to strong revenue growth.

Part I
Item 2 (continued)

Middle Markets

Middle Market’s operating revenues in the 2002 first quarter were up 2% from the first quarter of 2001 and up 7% from the fourth quarter of 2001. The positive impact of the higher interest-earning asset levels was partly offset by the effect of the narrower spreads earned on deposits, driven by the low interest rate environment. Also contributing to the higher revenues was the increase in fees earned from deposit transactions as a result of more clients choosing to pay fees for their transactions rather than maintaining high levels of deposit balances that would earn minimal interest. The increase in operating earnings of over 20% versus both periods in 2001 was primarily attributable to the higher revenues and lower credits costs. The overhead ratio remained relatively flat compared with the prior year due to steady revenue growth in proportion to expenses.

Auto Finance

Auto Finance’s operating revenues increased 53% from 2001’s first quarter and 4% from the fourth quarter of 2001. The revenue increase was principally due to record growth of 34% in originations relative to the first quarter of last year and a favorable interest rate environment.

Operating earnings increased 39% from last year’s first quarter, which was positively affected by the growth in the portfolio, record number of originations at higher spreads and increased efficiency in expenses. Operating earnings decreased 14% from the 2001 fourth quarter due to increased credit costs. The overhead ratio for the first quarter 2002 was 34%, decreasing from the prior year as a result of higher revenue growth in relation to a steady increase in originations.

INVESTMENT MANAGEMENT & PRIVATE BANKING

For a discussion of the business profile of Investment Management & Private Banking (“IMPB”) see pages 34-35 of JPMorgan Chase’s 2001 Annual Report. The following table reflects selected financial data for IMPB.

		Over/(Under)
(in millions, except ratios)	1Q 2002	4Q 2001	1Q 2001

Fees and Commissions	$568	2%	(5)%

Net Interest Income	111	(17)	(24)

All Other Revenue	62	63	(19)

Operating Revenue	741	1	(10)

Operating Expense	557	(5)	(19)

Credit Costs	23	(26)	NM

Pre-Tax Margin	161	39	21

Operating Earnings	$126	30	19

Average Common Equity	6,027	(1)	(8)

Average Assets	35,180	3	(2)

SVA	(54)	39	40

Return on Common Equity	8.4%	220bp	200bp

Return on Tangible Common Equity	27	600	800

Overhead Ratio	75	(500)	(900)

Pre-Tax Margin	22	600	600

bp — Denotes basis points; 100 bp equals 1%.
NM — Not meaningful.

Investment Management & Private Banking had operating earnings of $126 million, up 30% from the 2001 fourth quarter and 19% better than the first quarter of 2001. Lower expenses led to an increase in the pre-tax margin in the first quarter of 2002 to 22% compared with 16% in each of the fourth and first quarters of 2001. The return on common equity was 8% in the first quarter of 2002 (return on tangible common equity, which eliminates goodwill capital, improved to 27%).

Operating revenues of $741 million in the first quarter were better than the 2001 fourth quarter but 10% lower than the first quarter of 2001. Revenues decreased due to lower assets under management, reduced earnings on deposits and brokerage, but were aided by investment performance fees and placement fees on alternative investments. Operating expenses of $557 million for the first quarter of 2002 were 5% lower than the 2001 fourth quarter and down 19% from last year’s first quarter reflecting the impact of staffing, compensation and other cost reductions taken in 2001. Lower loan quality, due to persistent economic weakness, led to a $24 million year-on-year increase in credit costs within the Private Bank.

Part I
Item 2 (continued)

The table below reflects the assets under management in IMPB as of March 31, 2002.

	Assets under Management

		Over/(Under)
	March 31,	Dec 31,	March 31,
(in billions)	2002	2001	2001

Private Banking	$141	—%	(3)%

Institutional	373	(8)	(8)

Retail	69	15	19

Total	$583	(4)	(4)

Fixed Income and Cash	313	(5)	1

Equities and Other	270	(2)	(9)

Total	$583	(4)	(4)

Total assets under management at quarter-end of $583 billion were 4% lower than the prior quarter, and 4% lower than the first quarter of 2001. Higher assets under management in retail mutual funds reflected growth across all asset classes, with particular strength in the international sector, where inflows were at a five-quarter high. This growth was more than offset by outflows within the institutional segment, primarily from lower-fee money market funds. In the retail segment, JPMorgan Fleming international mutual funds received 82 awards for performance including Best Overall Group and Best-Mixed Asset Manager (Source: Lipper, March 2002).

JPMORGAN PARTNERS

For a discussion of the business profile of JPMorgan Partners, see pages 36-37 of the JPMorgan Chase 2001 Annual Report. The following table sets forth selected financial data of JPMorgan Partners.

		Over/(Under)
(in millions)	1Q 2002	4Q 2001	1Q 2001

Private Equity Gains (Losses)	$(255)	36%	NM

Net Interest Income	(89)	(5)	2%

Fees and Commissions	27	(36)	111

All Other Revenue	14	NM	(51)

Operating Revenue	(303)	33	NM

Operating Expense	89	(3)	(9)

Operating Margin	(392)	28	NM

Operating Earnings (Loss)	$(248)	28	NM

Average Common Equity	5,708	(7)	(20)

Average Assets	10,599	(10)	(22)

SVA	(461)	20	(70)

NM – Not meaningful.

JPMorgan Partners had an operating loss of $248 million for the 2002 first quarter compared with an operating loss of $345 million in the 2001 fourth quarter and a small operating loss of $4 million in the first quarter of 2001.

Part I
Item 2 (continued)

Total private equity gains (losses) for the first quarter 2002 was a negative $255 million. During the quarter there were net unrealized losses of $242 million, principally due to the decline in value of Triton PCS. Hedging put in place to partially offset fluctuations in the values of public securities contributed $47 million in gains in the first quarter. Realized losses in the quarter were $13 million which was the net of cash gains of $167 million offset by $180 million of write-offs on direct and fund investments. Total private equity results were negative $398 million in the 2001 fourth quarter but a positive $139 million in the first quarter of 2001. Private equity exit opportunities remain muted in most sectors.

(in millions)
Realized Gains (Losses):	1Q 2002	4Q 2001	1Q 2001

Cash Gains	$167	$231	$476

Write-offs	(180)	(124)	(56)

Subtotal	(13)	107	420

Unrealized Gains (Losses):

Public mark-to-market(a)	(177)	(221)	(72)

Private write-downs	(65)	(284)	(209)

Subtotal	(242)	(505)	(281)

Private Equity Gains (Losses)(b)	$(255)	$(398)	$139

(a)	Includes the impact of portfolio hedging activities.
(b)	Includes mark-to-market and reversals of mark-to-market due to public securities sales.

Part I
Item 2 (continued)

JPMorgan Partners Investment Portfolio

The following table presents the carrying values and costs of the JPMP investment portfolio for the dates indicated.

	March 31, 2002		March 31, 2001

	Carrying		Carrying
(in millions)	Value	Cost	Value	Cost

Public Securities (144 companies)(a)(b)	$705	$809	$1,611	$1,018

Private Direct Securities (934 companies)(b)	6,054	7,317	7,144	7,318

Private Fund Investments (325 funds)(b)	1,794	2,119	2,122	2,141

Total Investment Portfolio	$8,553	$10,245	$10,877	$10,477

(a)	Publicly traded positions only.
(b)	Represents the number of companies and funds at March 31, 2002.

The following table presents information about the 10 largest holdings of public securities in the JPMP investment portfolio at March 31, 2002:

			Quoted
(dollars and shares in millions)	Symbol	Shares	Public Value	Cost

Triton PCS Holdings, Inc.	TPC	16.0	$163	$70

Encore Acquisition Company	EAC	4.9	72	34

Guitar Center Inc.	GTRC	4.0	69	42

Fisher Scientific International, Inc.	FSH	2.4	66	21

AT&T Wireless Services, Inc.(a)	AWE	7.0	62	5

1-800-FLOWERS.COM, Inc.	FLWS	3.9	53	14

dj Orthopedics, Inc.	DJO	5.9	47	54

Crown Media Holdings, Inc.	CRWN	2.7	34	40

United Auto Group, Inc.	UAG	1.5	33	18

American Tower Corporation	AMT	5.9	32	19

Top 10 Public Securities			$631	$317

Other Public Securities (134 companies)			350	492

Total Public Securities (144 companies)			$981	$809

Note:	Public securities held by JPMorgan Partners are marked-to-market at the quoted public value less liquidity discounts, with the resulting unrealized gains/losses included in the income statement. JPMorgan Partners’ valuation policy for public securities incorporates the use of liquidity discounts and price averaging methodologies in certain circumstances to take into account the fact that JPMorgan Partners cannot immediately realize the quoted public values as a result of the regulatory, corporate and contractual sales restrictions generally imposed on these holdings. Private investments are initially carried at cost, which is viewed as an approximation of fair value. The carrying value of private investments is adjusted to reflect valuation changes resulting from unaffiliated party transactions and for evidence of a decline in value.
(a)	Does not include 3.3 million shares held directly by the holding company, received upon distribution from JPMP.

Technology, media and telecommunications (“TMT”) investments at March 31, 2002 were $2.1 billion, or 24% of the total portfolio, down from 27% at 2001 year-end. Management’s goal is to continue to decrease TMT investments as a percentage of the total portfolio while increasing the industrial and consumer sectors.

The Firm believes that JPMP will continue to create value over time. Given the volatile nature of the markets, and the Nasdaq market in particular, JPMP’s reported results for any period may include significant public securities unrealized gains or losses. The Firm makes no assumptions about the unrealized gains or losses that may be experienced by the JPMP portfolio. JPMP’s investment pace continues to be slow at $139 million during the first quarter of 2002 with deal flow primarily in the life sciences industry.

Part I
Item 2 (continued)

SUPPORT UNITS AND CORPORATE

JPMorgan Chase’s support units include Enterprise Technology Services, Corporate Business Services, legal, audit and finance. For a further discussion of the business profiles of these Support Units as well as a description of Corporate, see page 41 of JPMorgan Chase’s 2001 Annual Report.

		Over/	Over/
		(under)	(under)
(in millions)	1Q 2002	4Q 2001	1Q 2001

Operating Revenue	$(205)	38%	26%

Operating Expense	70	94	(44)

Credit Costs	42	(73)	NM

Operating Earnings (Loss)	$(150)	42	24

Average Common Equity	(3,242)	(128)	14

Average Assets	31,342	94	204

SVA	(11)	93	67

NM – Not meaningful.

For the first quarter of 2002, Support Units and Corporate had an operating loss of $150 million, a positive variance of $47 million relative to the prior year period. Included in the first quarter of 2001 was a net loss of $50 million at LabMorgan, primarily as a result of investment write-offs. In comparison to the fourth quarter, first quarter 2002 improved by $107 million due to a net loss of approximately $58 million that was included in the fourth quarter related to LabMorgan investments.

CRITICAL ACCOUNTING POLICIES

The Firm’s accounting policies are integral to understanding the results reported. The Firm’s most complex accounting policies require management’s judgment to ascertain the valuation of certain assets and liabilities. The Firm has established detailed policies and control procedures that are intended to ensure valuation methods are well-controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The Firm’s most critical accounting policies involving the more significant management valuation judgments involve the accounting for the allowance for loan losses and for the fair value of financial instruments. For a further description of the types of judgments and estimates required in these accounting policies, see page 41 and the Notes to Consolidated Financial Statements in the 2001 Annual Report.

Part I
Item 2 (continued)

RESULTS OF OPERATIONS

The following section provides a discussion of JPMorgan Chase’s results of operations both on a reported and operating basis. The differences between reported and operating basis are the treatment of revenues from credit card securitizations and the reclassification of trading-related net interest income (“NII”) to trading revenue.

Revenues		2002			2001

First Quarter	Reported	Credit	Operating	Reported	Credit	Operating
(in millions)	Basis(a)	Cards	Basis	Basis(a)	Cards	Basis

Operating Revenue

Investment Banking Fees	$755	$—	$755	$941	$—	$941

Trading-Related Revenue (including Trading NII)	1,720	—	1,720	2,167	—	2,167

Fees and Commissions	2,584	(91)	2,493	2,131	(49)	2,082

Private Equity:

Realized Gains (Losses)	(10)	—	(10)	412	—	412

Unrealized Gains (Losses)	(228)	—	(228)	(285)	—	(285)

Securities Gains	114	—	114	455	—	455

Other Revenue	157	(20)	137	252	5	257

Net Interest Income (excluding Trading NII)	2,506	432	2,938	2,252	285	2,537

Total Revenue	$7,598	$321	$7,919	$8,325	$241	$8,566

(a)	Trading-related NII is recorded in Net Interest Income on the Consolidated Statement of Income. For purposes of this schedule, trading NII has been reclassified to trading revenue in the reported basis column.
Note: There were no special items in either the 2002 or 2001 first quarters.

Investment Banking Fees

Investment banking fees of $755 million in the first quarter of 2002 declined $186 million from the comparable quarter of last year. The decline reflected the continuing weakness in mergers and acquisitions advisory activities, as well as equity securities issuances. Despite the decline, however, the Firm continued to gain market share and ranked as the third-leading underwriter of stocks and bonds globally in the first quarter of 2002 (according to Thomson Financial). For a further description of Investment Banking fees, see the Investment Bank segment discussion.

Trading-Related Revenue

In the first quarter of 2002, trading-related revenue, which includes $421 million of net interest income pertaining to trading activities, declined $447 million from the same period a year ago. The decline from the 2001 first quarter was due to lower equity trading revenue, reflecting lower client activity and lower volatility, as well as lower fixed-income trading revenue, reflecting reduced opportunities when compared with the declining rate environment that existed last year. For a further discussion, see the trading-related revenue discussion in the Investment Bank segment.

Fees and Commissions

Fees and commissions for first quarter 2002 increased 20% on an operating basis when compared with first quarter 2001. The table below provides the significant components of fees and commissions.

(in millions)	First Quarter

	2002	2001

Investment Management, Custody and Processing Services	$992	$1,016

Credit Card Revenue – Operating	496	384

Brokerage and Investment Services	304	363

Mortgage Servicing Fees, Net of Amortization and Write-downs	48	(233)

Other Lending-Related Service Fees	130	130

Deposit Service Charges	290	226

Other Fees	233	196

Total Fees and Commissions – Operating	$2,493	$2,082

Part I
Item 2 (continued)

Investment Management, Custody and Processing Services

Investment management, custody and processing services fees declined from the first quarter 2001 reflecting lower values of assets under management and securities under safekeeping and fewer cross-border movements of securities. Growth in retail mutual funds across all asset classes was more than offset by outflows within the institutional segment, primarily outflows from lower-fee money market funds.

Credit Card Revenue

The increase in credit card revenue (operating basis) of $112 million, or 29%, over last year’s same period was attributable to the growth in the number of active credit card accounts and in average receivables outstanding by over $9 billion at March 31, 2002. The acquisition of the Providian Master Trust, which closed in February 2002, contributed to the higher revenues in the first quarter. The growth in the number of accounts led to increased transaction volume, higher interchange income, and higher overlimit and balance consolidation fees. Also contributing to the increase in fees were the late charges stemming from the rise in customer delinquencies.

The following table reconciles JPMorgan Chase’s reported credit card revenue and operating credit card revenue (which excludes the impact of credit card securitizations).

(in millions)	First Quarter

	2002	2001

Reported Credit Card Revenue	$587	$433

Impact of Credit Card Securitizations	(91)	(49)

Operating Credit Card Revenue	$496	$384

Brokerage and Investment Services

Brokerage and investment services in the first quarter of 2002 were lower by $59 million than in the first quarter of 2001. The decline reflected the weaker markets in 2002 which contributed to fewer opportunities to earn agency commissions from institutional and retail brokerage transactions.

Mortgage Servicing Fees

In comparison with the first quarter of 2001, mortgage servicing fees of $48 million in the 2002 first quarter were $281 million higher than last year, principally reflecting the significant improvement in the impairment charges for the value of MSRs. The improvement in impairment charges was attributable to the more stable interest rate environment versus last year.

As a result of the adoption of SFAS 133, the results of certain hedging transactions related to the value of the MSRs are recorded within this line. In last year’s first quarter, sales of debt securities were used as economic hedges of the value of MSRs at Home Finance. Total securities gains in the 2001 first quarter were $315 million and were recognized in the securities gains line (as discussed on the following page).

Deposit Service Charges

Deposit service charges in the first quarter of 2002 rose $64 million or 28% from last year’s same quarter. Aside from the higher transaction volume, the increase in fees reflected the impact of the lower interest rates that prompted institutional customers to pay for the deposit services rather than maintain a higher level of account balances that would earn minimal interest.

Other Fees

Other fees of $233 million in the 2002 first quarter increased $37 million from last year largely due to the acquisitions of Providian Master Trust and an institutional trust services business, which contributed to higher credit card-related insurance commissions and servicing fees related to corporate trust activities, respectively. Also contributing to the increase was the higher commissions earned from the sales of variable annuities.

Part I
Item 2 (continued)

Private Equity Gains

Private equity had a net loss of $238 million in the first quarter of 2002, compared with a net gain of $127 million in the prior year’s same quarter. Included in the 2002 first quarter were realized losses of $10 million, and unrealized losses of $228 million driven by the decline in the value of Triton PCS. Gains on hedges partially offset the loss in the value of public securities held by JPMP. The Firm may change the nature and type of hedges it enters into with respect to its private equity portfolio, as well as close a hedging position altogether, at any point in time. For a further discussion of the Firm’s private equity results, see the JPMP line of business results on page 25 of this Form 10-Q.

Securities Gains

Securities gains of $114 million in the first quarter of 2002 were significantly lower than the $455 million recognized in the same quarter a year ago. The decline primarily reflected last year’s $315 million gain on the sale of securities that were used as economic hedges for the value of mortgage servicing rights at Home Finance. In the first quarter of 2001, the value of the available-for-sale securities in the portfolio of Home Finance rose substantially as a result of the downward movement in the interest rates that prevailed at that time.

Other Revenue

(in millions)	First Quarter

	2002	2001

Residential Mortgage Origination/Sales Activities	$100	$105

All Other Revenue	37	152

Operating Other Revenue	137	257

Other Revenue – Credit Card Securitizations	20	(5)

Reported Other Revenue	$157	$252

The net gains on residential mortgage activities (which include originations and sales of loans) were relatively flat compared with the prior year’s equivalent quarter, reflecting the continued strength of the housing market driven by the favorable interest rate environment.

All other revenue of $37 million declined significantly from the first quarter of 2001. The first quarter of 2002 included writedowns of $57 million of Latin American investments and unfavorable valuation adjustments of $19 million related to held-for-sale (“HFS”) commercial loans. The first quarter of 2001 included $65 million of gains on the sale of several nonstrategic businesses in Texas, as well as several retail properties in New York.

Net Interest Income

Operating NII adjusts reported NII for the impact of credit card securitizations and trading-related NII considered part of total trading-related revenue. The following table reconciles reported and operating NII.

(in millions)	First Quarter

Net Interest Income	2002	2001

Reported NII	$2,927	$2,418

Less Trading-Related NII	(421)	(166)

Adjusted NII	2,506	2,252

Add Impact of Credit Card Securitizations	432	285

Operating NII	$2,938	$2,537

Net interest income on both reported and operating basis increased from the first quarter of last year as a result of the continued low interest rate environment. The favorable rate environment led to an increase in managed interest-earning assets, specifically domestic consumer loans such as credit card receivables, auto loans and residential mortgages. Also contributing to the increase in net interest income was the impact of wider spreads on certain interest-earning assets as the funding costs to carrying these assets declined faster than the interest income earned on them.

Part I
Item 2 (continued)

NONINTEREST EXPENSE

Total operating noninterest expense for the quarter was $5.1 billion, down 8% from the first quarter of 2001. The decline from the same quarter of last year was principally due to the expense management and productivity initiatives that were implemented to reduce expense levels given the weak market environment and continuing merger savings due to system integration efforts. The initiatives included containing incentives, which decreased 34% relative to last year’s first quarter. The lower incentive expense was partially offset by the settlement costs of the Sumitomo litigation, the severance-related costs beyond the planned merger and restructuring costs and the incremental expenses related to the acquisition of Providian. The following table presents the components of noninterest expense on an operating and reported basis.

Expenses	2002			2001

First Quarter	Reported	Special	Operating	Reported	Special		Operating
(in millions)	Basis	Items	Basis	Basis	Items		Basis

Compensation Expense	$2,823	$—	$2,823	$3,336	$—		$3,336

Occupancy Expense	338	—	338	348	—		348

Technology and Communications Expense	665	—	665	654	—		654

Merger and Restructuring Costs	255	(255)	—	328	(328)		—

Amortization of Intangibles	69	—	69	177	(141	)(a)	36

Other Expense	1,208	—	1,208	1,155	—		1,155

Total Noninterest Expense	$5,358	$(255)	$5,103	$5,998	$(469)		$5,529

(a)	Represents the amortization of goodwill. Operating expenses for 2001 have been adjusted by adding back the amortization of goodwill to present results on a basis comparable to 2002.

Compensation Expense

In the first quarter of 2002, compensation expense was $2,823 million, 15% lower than last year’s first quarter. The decline in expense was driven by the alignment of incentives with the decrease in revenues, as well as the net reduction in the number of full-time equivalent employees, particularly in areas affected by the merger, such as the Investment Bank and Investment Management & Private Banking. The decline was partly offset by the impact of annual salary increases, the aforementioned severance-related costs and new employees from businesses that were acquired after the first quarter of 2001.

The Firm had 96,938 full-time equivalent employees at March 31, 2002 compared with 98,518 at the same period last year. The decline in the number of employees was attributable to the right-sizing of positions at the Investment Bank, Investment Management & Private Banking and Corporate Support units. The decline was partly offset by the recently hired employees at Retail & Middle Market Financial Services and Treasury & Securities Services that was necessitated by the growth in their volume of activities.

Occupancy Expense

In the 2002 first quarter, Occupancy expense declined slightly from last year’s comparable period due to rental expense savings derived from the consolidation of offices and relocations of certain functions from New York City to New Jersey and the southern regions of the United States. The savings were partially offset by the impact of the additional space required by higher business volume at several businesses, as well as the marginal escalation in building maintenance and administration costs.

Technology and Communications Expense

Technology and communications expense in the first quarter of 2002 increased slightly when compared with the same period last year. Software expense increased due to the purchase of the technologies necessary to support more sophisticated hardware systems, and telecommunications expense grew as a result of the higher utilization of telephones and improvements in network connections. These were offset by the lower costs for leasing and maintaining workstations and lower expenses for noncapitalized hardware.

Part I
Item 2 (continued)

Amortization of Intangibles

The increase of $33 million (operating basis) in the amortization of intangibles for the first quarter of 2002 was primarily the result of the acquisition of the Providian Master Trust, which included credit card relationship intangibles. For a further discussion of the amortization of intangibles and the expected level of expense for the remainder of the year, see Note 2.

Other Expense

Other expenses rose only 5% from the first quarter of 2001. The following table presents the components of other expense.

(in millions)	First Quarter

	2002	2001

Professional Services	$307	$295

Outside Services	249	223

Marketing	146	141

Travel and Entertainment	101	122

All Other	405	374

Total Other Expense	$1,208	$1,155

•	Professional services remained relatively stable but included legal expenses related to several pending legal matters and higher management consulting fees expense for the credit card programs, partly offset by lower application and systems consultant costs primarily due to expense management initiatives.

•	The increase in outside services of 12% was largely a result of the addition of Providian’s credit card servicing expenses, as well as higher mortgage origination processing costs in connection with the increase in business volume.

•	The decline in travel and entertainment was attributable to the decrease in business volume at the Investment Bank, coupled with the expense management initiatives that were implemented last year to contain costs.

•	All other expenses increased by $31 million reflecting the incremental settlement costs of the Sumitomo litigation, partially offset by declines in various other expenses, including foreign expatriate, courier and postage expenses, in line with the implementation of expense management initiatives.

Merger and Restructuring Costs

During the first quarter of 2002, the Firm incurred $255 million of restructuring costs relating to previously announced merger actions, right-sizing, and other restructuring costs ($211 million) and relocation costs ($44 million). Under current accounting pronouncements, these costs are not recognized until incurred. For further details of JPMorgan Chase’s merger and restructuring costs, refer to Note 5 of this Form 10-Q and page 44 of JPMorgan Chase’s 2001 Annual Report.

CREDIT COSTS

Credit costs on an operating basis are composed of the provision for loan losses related to loans on the Consolidated Balance Sheet and to the credit costs associated with credit card receivables that have been securitized.

(in millions)	First Quarter

	2002	2001

Provision for Loan Losses	$753	$447

Credit Costs Associated with Credit Card Securitizations	321	241

Operating Credit Costs	$1,074	$688

Credit costs in the first quarter of 2002, when compared with the first quarter of 2001, increased as a result of higher charge-offs in the retained portfolio and on securitized credit cards. See pages 35-38 for a discussion of charge-offs associated with the consumer and commercial loan portfolios and pages 34-39 for a discussion of the allowance for credit losses.

INCOME TAXES

JPMorgan Chase recognized income tax expense of $505 million on income before the effect of an accounting change in the first quarter of 2002, compared with $656 million in the first quarter of 2001. The effective tax rates for the periods were 34% and 35%, respectively.

Part I
Item 2 (continued)

RISK MANAGEMENT

JPMorgan Chase is in the business of managing risk to create shareholder value. The major risks to which the Firm is exposed are credit, market, operational and business, liquidity and private equity risk. For a discussion of these risks and definitions of terms associated with managing these risks, see pages 45-62 and the Glossary of Terms in the 2001 Annual Report.

CREDIT RISK MANAGEMENT

The following discussion of JPMorgan Chase’s credit risk profile as of March 31, 2002 focuses primarily on developments since December 31, 2001 and should be read in conjunction with pages 47-54 and 75-77 of JPMorgan Chase’s 2001 Annual Report.

The following table presents the Firm’s credit-related information for the dates indicated.

					Past Due 90 Days
	Credit-Related Assets		Nonperforming Assets (c)		& Over and Accruing

	March 31,	Dec 31,	March 31,	Dec 31,	March 31,	Dec 31,
(in millions)	2002	2001	2002	2001	2002	2001

Commercial Loans	$101,752	$104,864	$2,359	$1,997	$52	$35

Derivative and FX Contracts	63,224	71,157	155	170	—	—

Total Commercial Credit-Related	164,976	176,021	2,514	2,167	52	35

Consumer Loans (a)	136,019	134,004	534	499	1,142	943

Total	$300,995	$310,025	$3,048	$2,666	$1,194	$978

Assets Acquired as Loan Satisfactions			130	124

Total			$3,178	$2,790

Other Receivables (b)			1,130	1,130

Total Nonperforming Assets			$4,308	$3,920

	Net Charge-offs (d)		Annual Average Net Charge-off Rates (e)

(in millions, except ratios)	First Quarter		First Quarter

	2002	2001	2002	2001

Commercial Loans	$320	$148	1.27%	0.50%

Consumer Loans (a)	754	540	2.22	1.83

Total Managed Credit-Related	$1,074	$688	1.82%	1.17%

(a)	Includes securitized credit cards.

(b)	This amount relates to Enron-related surety receivables and letter of credit, which are the subject of litigation with credit-worthy entities.

(c)	Nonperforming assets have not been reduced for credit protection (single name credit default swaps and collateralized loan obligations) relating to nonperforming counterparties in amounts aggregating $42 million at March 31, 2002 and December 31, 2001. Nonperforming assets exclude nonaccrual loans held for sale (“HFS”) of $117 million and $138 million at March 31, 2002 and December 31, 2001, respectively. HFS loans are carried at the lower of cost or market and declines in value are recorded in Other Revenue.

(d)	Charge-offs for derivative receivables are included in trading revenue.

(e)	Annualized.

JPMorgan Chase’s managed credit-related assets were $301 billion at March 31, 2002, a decrease of 3% and 4% compared with December 31, 2001 and March 31, 2001, respectively. Commercial loans decreased 3% and 10% from year-end 2001 and March 31, 2001, respectively, reflecting in part the Firm’s on-going discipline of originating loans for distribution and its strategy to reduce its commercial credit exposure. Derivative and foreign exchange instruments decreased 11% and 20% compared with year-end 2001 and March 31, 2001, respectively.

Consumer managed credit-related assets increased $2.0 billion, reflecting growth in the credit card portfolio due in large part to the Providian Master Trust acquisition, offset in part by a decline in the residential mortgage warehouse portfolio as a result of increased loan sales.

Part I
Item 2 (continued)

The portion of commercial credit-related assets considered investment grade was approximately 65% at March 31, 2002, unchanged from year-end 2001. Including unfunded commercial commitments, the portion of the portfolio considered investment grade was 77%, also unchanged from year-end 2001.

Total nonperforming assets were $4.31 billion at March 31, 2002, which included $1.13 billion in Enron-related surety receivables and letter of credit. Excluding this amount, which is the subject of litigation with credit-worthy entities, nonperforming assets totaled $3.18 billion. This compares to $2.79 billion at December 31, 2001 and $2.23 billion as of March 31, 2001. The increase in nonperforming assets from year-end was primarily related to one foreign commercial credit.

Total net charge-offs in the Firm’s managed commercial and consumer portfolio were $1,074 million in the first quarter of 2002, flat compared with the fourth quarter of 2001. An increase in consumer charge-offs were offset by lower charge-offs in the commercial portfolio.

COMMERCIAL PORTFOLIO

(in millions)					Past Due 90 Days & Over
	Credit-Related Assets		Nonperforming Assets (b)		and Accruing

	March 31,	Dec 31,	March 31,	Dec 31,	March 31,	Dec 31,
Commercial Loans:	2002	2001	2002	2001	2002	2001

Domestic Commercial:

Commercial and Industrial	$53,967	$56,680	$1,321	$1,186	$23	$11

Commercial Real Estate	4,028	4,148	74	56	19	19

Financial Institutions	6,073	5,608	4	33	—	—

Total Domestic Commercial Loans	64,068	66,436	1,399	1,275	42	30

Foreign Commercial:

Commercial and Industrial	33,568	33,530	924	679	10	5

Commercial Real Estate	400	167	9	9	—	—

Financial Institutions	3,089	3,570	25	23	—	—

Foreign Governments	627	1,161	2	11	—	—

Total Foreign Commercial Loans	37,684	38,428	960	722	10	5

Total Commercial Loans	101,752	104,864	2,359	1,997	52	35

Derivative and FX Contracts	63,224	71,157	155	170	—	—

Total Commercial Credit-Related	$164,976	$176,021	2,514	2,167	$52	$35

Other Receivables (a)			1,130	1,130

Total Commercial Nonperforming Assets			$3,644	$3,297

	Net Charge-offs (c)		Annual Average Net Charge-off Rates (d)

(in millions, except ratios)	First Quarter		First Quarter

Commercial Loans:	2002	2001	2002	2001

Domestic Commercial:

Commercial and Industrial	$191	$114	1.30%	0.61%

Commercial Real Estate	1	(1)	0.18	NM

Financial Institutions	15	13	0.96	1.50

Total Domestic Commercial	207	126	1.24	0.62

Foreign Commercial:

Commercial and Industrial	103	22	1.29	0.26

Commercial Real Estate	—	—	—	—

Financial Institutions	10	—	4.00	—

Foreign Governments	—	—	—	—

Total Foreign Commercial	113	22	1.34	0.24

Total Commercial Loans	$320	$148	1.27%	0.50%

(a)	This amount relates to the Enron-related surety receivables and letter of credit, which are the subject of litigation with credit-worthy entities.

(b)	Nonperforming assets have not been reduced for credit protection (single name credit default swaps and collateralized loan obligations) relating to nonperforming counterparties in amounts aggregating $42 million at March 31, 2002 and December 31, 2001. Nonperforming assets exclude commercial nonaccrual loans held for sale of $83 million and $96 million at March 31, 2002 and December 31, 2001, respectively. HFS loans are carried at the lower of cost or market and declines in value are recorded in Other Revenue.

(c)	Charge-offs for derivative receivables are included in trading revenue.

(d)	Annualized.

NM – Not meaningful

Part I
Item 2 (continued)

The risk profile of the Firm’s total commercial credit exposure at March 31, 2002 (loans, derivatives and unfunded commitments) was 77% investment grade equivalent, unchanged from December 31, 2001.

The following table presents the Firm’s credit-related information for the dates indicated.

Commercial credit exposure

			%	%
At March 31, 2002			Investment	Maturing
(in billions)	Outstandings		grade	< 1 yr

Loans	$102		53%	44%

Derivatives	63		84	20

Credit-related assets	165		65	35

Commitments	243	(a)	86	63

Total	$408		77%	52%

(a)	Includes unused advised lines of credit totaling $19 billion at March 31, 2002.

The following sections reflect discussions relating to the specific loan categories within the commercial portfolio:

Commercial and Industrial: The domestic commercial and industrial portfolio decreased $2.7 billion from 2001 year-end. Net charge-offs in the 2002 first quarter were $191 million, compared to $392 million in the prior quarter. Nonperforming domestic commercial and industrial loans were $1,321 million, an increase of $135 million from the 2001 year-end. The foreign commercial and industrial portfolio totaled $33.6 billion at March 31, 2002, relatively flat compared to year-end 2001. Nonperforming foreign commercial and industrial loans were $924 million, an increase of $245 million from year-end 2001. Net charge-offs in the foreign commercial and industrial loan portfolio for the first quarter of 2002 increased to $103 million from $38 million in the prior quarter.

Financial Institutions: Loans to financial institutions remained level during 2002, when compared with year-end. Nonperforming financial institution loans decreased from $56 million to $29 million.

Derivative and Foreign Exchange Contracts

For a discussion of the derivative and foreign exchange contracts utilized by JPMorgan Chase in connection with its trading and Assets/Liabilities (“A/L”) activities, see Note 15 of this Form 10-Q, and page 51 and Note 24 of JPMorgan Chase’s 2001 Annual Report. The following table provides the remaining maturities of derivative and foreign exchange contracts outstanding at March 31, 2002 and December 31, 2001.

	At March 31, 2002				At December 31, 2001

	Interest	Foreign	Equity,		Interest	Foreign	Equity,
	Rate	Exchange	Commodity and		Rate	Exchange	Commodity and
	Contracts	Contracts	Other Contracts	Total	Contracts	Contracts	Other Contracts	Total

Less Than 1 Year	14%	78%	32%	20%	13%	84%	33%	21%

1 to 5 Years	45	19	58	44	45	14	58	43

Over 5 Years	41	3	10	36	42	2	9	36

Total	100%	100%	100%	100%	100%	100%	100%	100%

The following table summarizes the risk profile, as of March 31, 2002, of the Firm’s derivative and foreign exchange contract balance sheet exposure, net of collateral held, taking into account cash and other highly liquid collateral held by the Firm. The Firm’s internal risk ratings generally represent a risk profile similar to that of the independent rating agencies; ratings are based upon the Firm’s internal obligor risk ratings and presented on a Standard & Poor’s-equivalent basis:

(in millions)	Exposure Net	% of Exposure
Rating equivalent	of Collateral(a)	Net of Collateral

AAA to AA-	$17,334	41.1%

A+ to A-	8,187	19.4

BBB+ to BBB-	8,357	19.8

BB to B-	7,565	18.0

CCC and below	697	1.7

Total	$42,140	100.0%

(a)	Total derivative receivables exposure and collateral held by the Firm against this exposure was $63.2 billion and $21.1 billion, respectively. In addition, the Firm held $3.7 billion of collateral to secure potential exposure on the existing portfolio of derivatives trades.

Part I
Item 2 (continued)

Country Exposure

During the first quarter of 2002, the Firm’s exposure to Mexico increased driven by increased trading activity. Exposure to Brazil declined by about $600 million due to reductions in deposit and counterparty derivatives exposures. In Argentina, the Firm continues to manage down its exposure and, as of March 31, 2002, the total exposure was $500 million (before loan loss allowance). In Japan, the Firm’s exposure declined due to fluctuations in trading activity and other short-term positions. The following table presents JPMorgan Chase’s exposure to selected countries. This disclosure is based on management’s view of country exposure. For a further discussion of the Firm’s country exposure, see page 52 of the 2001 Annual Report.

Selected country exposure							At Dec 31,
	At March 31, 2002						2001

	Cross-border
					Total	Total	Total
(in billions)	Lending(a)	Trading(b)	Other(c)	Total	Local(d)	Exposure(e)	Exposure(e)

Mexico	$1.1	$1.1	$0.3	$2.5	$0.8	$3.3	$2.6

Brazil	0.7	0.7	0.9	2.3	0.4	2.7	3.3

Argentina	0.3	0.2	—	0.5	—	0.5	0.6

Venezuela	0.2	—	—	0.2	—	0.2	0.3

South Africa	0.2	0.3	0.1	0.6	—	0.6	0.7

Japan	3.3	2.3	0.6	6.2	2.5	8.7	10.7

Indonesia	0.2	0.1	—	0.3	0.1	0.4	0.6

Turkey	0.1	—	—	0.1	—	0.1	0.3

(a)	Lending includes loans and accrued interest receivable, interest-bearing deposits with banks, acceptances, other monetary assets, issued letters of credit, and undrawn commitments to extend credit.

(b)	Trading includes (1) issuer exposure on cross-border debt and equity instruments, held in both trading and investment accounts, adjusted for the impact of issuer hedges, including credit derivatives; and (2) counterparty exposure on derivative and foreign exchange contracts as well as security financing trades (resale agreements and securities borrowed). The amounts associated with derivative and foreign exchange contracts are presented on a mark-to-market (“MTM”) basis after taking into account the impact of legally enforceable master netting agreements, as well as collateral. MTM on such contracts may fluctuate in response to market moves in underlying asset values. The Firm’s internal risk model incorporates the correlation between such asset values (including value of collateral) and a counterparty’s credit worthiness. Amounts reflect any fair value adjustment on derivative positions.

(c)	Mainly local exposure funded cross-border.

(d)	Local exposure is defined as exposure to a country denominated in local currency, booked and funded locally.

(e)	Total exposure includes exposure to both government and private sector entities in a country.

CONSUMER PORTFOLIO

					Past Due 90 Days & Over
	Credit-Related Assets		Nonperforming Assets (c)		and Accruing

(in millions)	March 31,	Dec 31,	March 31,	Dec 31,	March 31,	Dec 31,
Consumer Loans:	2002	2001	2002	2001	2002	2001

1-4 Family Residential Mortgages	$54,460	$59,430	$351	$280	$—	$—

Credit Card – Reported	24,746	19,387	19	22	619	449

Credit Card Securitizations (a)	23,225	21,424	—	—	478	457

Credit Card – Managed	47,971	40,811	19	22	1,097	906

Auto Financings	26,002	25,667	98	118	—	1

Other Consumer (b)	7,586	8,096	66	79	45	36

Total Consumer Loans	$136,019	$134,004	$534	$499	$1,142	$943

	Net Charge-offs		Annual Average Net Charge-off Rates (d)
(in millions, except ratios)	First Quarter		First Quarter

Consumer Loans:	2002	2001	2002	2001

1-4 Family Residential Mortgages	$13	$10	0.09%	0.08%

Credit Card – Reported	337	218	5.78	4.44

Credit Card Securitizations (a)	321	241	5.98	5.77

Credit Card – Managed	658	459	5.87	5.05

Auto Financings	38	29	0.58	0.56

Other Consumer (b)	45	42	2.16	1.91

Total Consumer Loans	$754	$540	2.22%	1.83%

Part I
Item 2 (continued)

(a)	Represents the portion of JPMorgan Chase’s credit card receivables that have been securitized.

(b)	Consists of installment loans (direct and indirect types of consumer finance), student loans, unsecured revolving lines of credit and foreign consumer loans.

(c)	Nonperforming assets exclude consumer nonaccrual loans held for sale of $34 million and $42 million at March 31, 2002 and December 31, 2001, respectively. HFS loans are carried at the lower of cost or market and declines in value are recorded in Other Revenue.

(d)	Annualized.

JPMorgan Chase’s consumer portfolio is primarily domestic and is geographically well-diversified. JPMorgan Chase’s managed consumer portfolio totaled $136.0 billion at March 31, 2002, an increase of approximately $2.0 billion since 2001 year-end. Consumer net charge-offs, on a managed basis, were $754 million and $540 million for the first quarter of 2002 and 2001, respectively. The increase is primarily due to an increase in credit card net charge-offs due, in part, to a higher level of outstandings.

The following sections are discussions relating to the specific loan categories within the consumer portfolio:

Residential Mortgage Loans: Residential mortgage loans were $54.5 billion at March 31, 2002, a $5.0 billion decrease from 2001 year-end. Nonperforming 1-4 family residential mortgage loans increased $71 million from year-end, primarily due to an increase in nonperforming loans in the sub-prime portion of the portfolio. The net charge-off rate of 0.09% for the first quarter of 2002 was relatively unchanged from first quarter 2001.

Credit Card Loans: JPMorgan Chase analyzes its credit card portfolio on a “managed basis,” which includes credit card receivables on the balance sheet as well as credit card receivables that have been securitized.

Managed credit card receivables were approximately $48.0 billion for the first quarter of 2002, an increase of 18% when compared with year-end 2001 and includes a portfolio of credit card assets acquired from Providian in February 2002. During the 2002 first quarter, net charge-offs as a percentage of average credit card receivables increased to 5.87%, compared with 5.05% in the prior-year period. Loans over 90 days past due increased to 2.29% of the portfolio at March 31, 2002, compared with 2.22% at December 31, 2001. Management anticipates that the managed credit card net charge-off ratio for the full-year 2002 will be higher than full-year 2001, due in part to the contribution of the Providian card portfolio.

Auto Financings: Auto financings outstanding increased slightly at March 31, 2002, when compared with year-end 2001. Although increased from the prior year, the charge-off rate of 0.58% for the 2002 first quarter continues to be indicative of this portfolio’s selective approach to asset origination. Total originations were $5.8 billion for the first three months of 2002, compared with $4.3 billion for the comparable period in 2001.

Other Consumer Loans: Other consumer loans of $7.6 billion at March 31, 2002 remained comparable with year-end levels. The net charge-off rate related to this portfolio increased in the first quarter to 2.16% when compared with the first quarter of 2001, as a result of slightly higher manufactured housing charge-offs.

Allowance for Credit Losses

Loans: JPMorgan Chase’s allowance for loan losses is intended to cover probable credit losses as of March 31, 2002, for which either the asset is not specifically identified or the size of the loss has not been fully determined. Within the allowance, there are both specific and expected loss components and a residual component. For a further discussion of the specific loss, expected loss and residual components of the allowance for loan losses, see page 54 of JPMorgan Chase’s 2001 Annual Report.

The total specific and expected allowance for commercial loan losses was $1,798 million at March 31, 2002, an increase of $74 million from the 2001 year-end.

The consumer expected loss component of approximately $2.5 billion increased 20% from the 2001 year-end reflecting the addition to the allowance relating to the Providian portfolio.

The residual component at March 31, 2002 was $689 million, essentially the same as the 2001 year-end. The residual component represented approximately 14% of the total allowance for loan losses.

Lower credit quality for the Firm’s loan portfolios are reflected in the allowance for credit losses, which was increased by $850 million from March 31, 2001; the remaining increase in the allowance reflects the addition of the Providian portfolio. The allowance represented 2.33% of loans at March 31, 2002, compared with 2.08% at December 31, 2001.

As of March 31, 2002, management deemed the allowance to be adequate (i.e., sufficient to absorb losses that currently may exist but are not yet identifiable).

Part I
Item 2 (continued)

Allowance Components

	March 31,	December 31,	March 31,
(in millions)	2002	2001	2001

Commercial Specific and Expected	$1,798	$1,724	$1,589

Consumer Expected	2,518	2,105	1,560

Total Specific and Expected	4,316	3,829	3,149

Residual Component	689	695	523

Total	$5,005	$4,524	$3,672

Lending-Related Commitments: JPMorgan Chase also has an allowance for its off-balance sheet lending-related commitments, using a methodology similar to that for the loan portfolio. This allowance, which is reported in Other Liabilities, was $281 million at March 31, 2002 and $283 million at March 31, 2001.

MARKET RISK MANAGEMENT

Aggregate VAR Exposure

JPMorgan Chase’s statistical market risk measure value-at-risk (“VAR”), gauges the dollar amount of potential loss from adverse market moves in an ordinary market environment. Each business day, the Firm undertakes a comprehensive VAR calculation that includes its trading and investment portfolios, plus all of its market risk-related A/L activities.

Although no single risk statistic can reflect all aspects of market risk, the following table provides a meaningful overview of the Firm’s market risk exposure arising from trading activities and the investment and A/L portfolio.

Aggregate portfolio

	Three months ended March 31, 2002
				VAR
	Average	Minimum	Maximum	at March 31,
(in millions)	VAR	VAR	VAR	2002

Trading portfolio:

Interest rate	$63.4	$52.5	$87.7	$76.9

Foreign exchange	9.4	4.4	21.2	20.9

Equities	12.2	7.9	17.8	11.7

Commodities	5.3	3.7	13.3	4.8

Hedge fund investments	3.0	2.5	3.5	2.5

Less: Portfolio diversification	(24.5)	NM	NM	(34.9)

Total trading VAR	68.8	58.3	94.7	81.9

Investment portfolio and A/L activities (a)	96.8	80.8	132.7	98.1

Less: Portfolio diversification	(39.4)	NM	NM	(31.9)

Total VAR	$126.2	$107.0	$148.1	$148.1

(a)	Substantially all of the risk is interest rate related.

NM —	Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect. In addition, JPMorgan Chase’s average and period-end VARs are less than the sum of the VARs of its market risk components due to risk offsets resulting from portfolio diversification.

Part I
Item 2 (continued)

Histogram:

The following histogram illustrates JPMorgan Chase’s daily market risk-related revenue, which is defined as the daily change in value of the mark-to-market trading portfolios plus any trading-related net interest income, brokerage commissions, underwriting fees or other revenue. In the first quarter 2002, JPMorgan Chase posted positive daily market risk-related revenue for 58 out of 61 days, with 42 days exceeding positive $25 million. Losses were sustained on only three of the 61 days represented in the histogram. JPMorgan Chase incurred only one daily trading loss in excess of $20 million in the first quarter of 2002.

Average daily revenue: $39.1 million

$ In Millions	Number of trading days

<(10)	1
(10)><0	2
0><10	5
10><20	7
20><30	6
30><40	15
40><50	7
50><60	4
60><70	4
70><80	5
80><90	3
>90	2

Stress Testing

While VAR reflects the risk of loss due to unlikely events in normal markets, stress testing captures the Firm’s exposure to unlikely but plausible events in abnormal markets. For a further discussion of the Firm’s stress testing methodology, see page 56 of the 2001 Annual Report.

The following table represents the potential economic value stress test loss (pre-tax) in JPMorgan Chase’s trading portfolio predicted by JPMorgan Chase’s stress test scenarios.

Largest Monthly Stress Test Loss – Pre-Tax

	Three Months Ended March 31, 2002

(in millions)	Average	Minimum	Maximum	At March 31, 2002

Stress Test Loss – Pre-Tax	$(518)	$(447)	$(615)	$(615)

Part I
Item 2 (continued)

CAPITAL MANAGEMENT

The following discussion of JPMorgan Chase’s capital management focuses primarily on the developments since December 31, 2001 and should be read in conjunction with page 46 and Note 21 of JPMorgan Chase’s 2001 Annual Report.

Capital

JPMorgan Chase’s capital levels at March 31, 2002 continued to improve with ratios well in excess of regulatory guidelines. At March 31, 2002, the Tier 1 and Total Capital ratios were 8.6% and 12.5%, respectively, and the Tier 1 leverage ratio was 5.4%. At March 31, 2002, the total capitalization of JPMorgan Chase (the sum of Tier 1 and Tier 2 Capital) was $56.1 billion, an increase of $2.0 billion from December 31, 2001. Approximately half of the increase was due to changes in Tier 1 capital, principally reflecting $0.3 billion in retained earnings (net income less common and preferred dividends) generated during the period, the issuance of $1 billion in trust preferred securities, and the net stock issuance of $0.2 billion, partially offset by the redemption of $550 million in preferred stock of subsidiary. The remaining increase in total capital reflected increases in the subordinated debt and allowance for credit losses components of Tier 2 capital. The Firm did not repurchase shares of its common stock during the first quarter.

In the first quarter of 2002, JPMorgan Chase declared a quarterly cash dividend on its common stock of $0.34 per share payable April 30, 2002 to stockholders of record at the close of business April 5, 2002.

The following table shows JPMorgan Chase’s capital generation and use during the periods indicated.

Sources and Uses of Tier 1 Capital	First Quarter

(in billions)	2002	2001

Sources of Free Cash Flow

Operating Earnings Less Dividends	$0.5	$0.8

Plus: Preferred Stock and Equivalents/Other Items	0.2	0.2

Less: Capital for Internal Asset Growth	0.5	(0.5)

Total Sources of Free Cash Flow	$1.2	$0.5

Uses of Free Cash Flow

Increases (Decreases) in Capital Ratios	$1.4	$1.1

Acquisitions	—	0.1

Repurchases Net of Stock Issuances	(0.2)	(0.7)

Total Uses of Free Cash Flow	$1.2	$0.5

Economic risk capital: JPMorgan Chase assesses capital adequacy by measuring risk utilizing internal risk assessment methodologies. The Firm quantifies credit, market and operating risk for each business and, for JPMP, private equity risk, and assigns capital to each business accordingly. These methodologies are discussed in the risk management sections of the 2001 Annual Report on pages 45-62. The following table presents the assessment of capital adequacy for each risk factor as estimated by the Firm’s economic capital allocation model. Restatements may occur in future periods to reflect refinements of economic capital methodologies.

Available Versus Required Capital	Quarterly Averages

(in billions)	1Q 2002	1Q 2001

Common stockholders’ equity	$40.4	$41.3

Required economic capital:

Credit risk	13.0	12.5

Market risk	5.0	4.2

Operating risk	8.7	9.5

Private equity risk	5.3	6.9

Goodwill	8.7	8.4

Asset capital tax	3.7	4.0

Diversification effect	(7.8)	(7.8)

Total required economic risk capital	$36.6	$37.7

Capital in excess of required economic capital	$3.8	$3.6

Part I
Item 2 (continued)

OPERATIONAL RISK MANAGEMENT

For a discussion of JPMorgan Chase’s operational risk management, refer to pages 58-59 of JPMorgan Chase’s 2001 Annual Report.

LIQUIDITY RISK MANAGEMENT

The following discussion of JPMorgan Chase’s liquidity risk management focuses primarily on the developments since December 31, 2001 and should be read in conjunction with pages 60-61 of JPMorgan Chase’s 2001 Annual Report.

Liquidity

During the first three months of 2002, JPMorgan Chase issued approximately $3.5 billion of long-term debt and $1 billion of trust preferred capital securities. During the same period, $5.7 billion of long-term debt matured or was redeemed, and $550 million of preferred stock of subsidiary was redeemed.

The maturity profile of JPMorgan Chase’s lending-related commitments did not change materially from that reported at December 31, 2001.

PRIVATE EQUITY RISK MANAGEMENT

For a discussion of JPMorgan Chase’s private equity risk management, refer to page 62 of JPMorgan Chase’s 2001 Annual Report.

SUPERVISION AND REGULATION

The following discussion should be read in conjunction with the Supervision and Regulation section on pages 1 through 6 of JPMorgan Chase’s 2001 Form 10-K.

Dividends

JPMorgan Chase’s bank subsidiaries, without the approval of their relevant banking regulators, could pay dividends to their respective bank holding companies in amounts up to the limitations imposed upon such banks by regulatory restrictions. These dividend limitations, in the aggregate, totaled approximately $2.5 billion at March 31, 2002.

ACCOUNTING DEVELOPMENTS

In May 2002, the FASB released an exposure draft of an amendment to SFAS 133, which establishes accounting and reporting standards for all derivative instruments. The amendment clarifies the definition of a derivative and establishes accounting guidance for beneficial interests in securitized financial assets. The Firm is currently reviewing the exposure draft, and its impact is yet to be determined.

Part I
Item 2 (continued)

J.P. MORGAN CHASE & CO.
FINANCIAL HIGHLIGHTS
(in millions, except per share data and ratios)

	First Quarter
			Over/(Under)
REPORTED BASIS	2002	2001	1Q 2001

Revenue	$7,598	$8,325	(9)%

Noninterest Expense (excluding Merger and Restructuring Costs)	5,103	5,670	(10)

Merger and Restructuring Costs	255	328	(22)

Provision for Loan Losses	753	447	68

Net Income (a)	$982	$1,199	(18)

Net Income per Share:

Basic (a)	$0.49	$0.60	(18)

Diluted (a)	0.48	0.58	(17)

Cash Dividends Declared	0.34	0.34	—

Share Price at Period End	35.65	44.90	(21)

Book Value at Period End	20.16	21.17	(5)

Common Shares Outstanding:

Average Common Shares:

Basic	1978.2	1,966.6	1

Diluted	2005.8	2,032.2	(1)

Common Shares at Period End	1990.2	1,984.2	—

Performance Ratios:

Return on Average Total Assets (b)	0.55%	0.67%	(12)bp

Return on Average Common Equity (b)	9.7	11.6	(190)

Capital Ratios:

Tier 1 Capital Ratio	8.6%	8.7%	(10)bp

Total Capital Ratio	12.5	12.3	20

Tier 1 Leverage	5.4	5.4	—

	INCLUDING JPMORGAN PARTNERS (d)

OPERATING BASIS (c)

Revenue	$7,919	$8,566	(8)%

Noninterest Expense	5,103	5,529	(8)

Credit Costs	1,074	688	56

Earnings	1,150	1,527	(25)

Diluted Earnings per Share	0.57	0.74	(23)

Return on Average Common Equity (b)	11.4%	14.8%	(340)bp

Overhead Ratio	64	65	(100)

	EXCLUDING JPMORGAN PARTNERS (d)

OPERATING BASIS (c)

Revenue	$8,222	$8,479	(3)%

Noninterest Expense	5,014	5,431	(8)

Credit Costs	1,074	688	56

Earnings	1,398	1,531	(9)

Diluted Earnings per Share	0.69	0.74	(7)

Return on Average Common Equity (b)	16.2%	18.0%	(180)bp

Overhead Ratio	61	64	(300)

(a)		Reported basis for the first quarter of 2001 includes the cumulative effect of a transition adjustment of $(25) million, net of taxes, related to the adoption of SFAS 133, relating to the accounting for derivative instruments and hedging activities. The impact on each of basic and diluted earnings per share was $(0.01).

(b)		Based on annualized amounts.

(c)		Operating basis excludes the impact of credit card securitizations, merger and restructuring costs and special items. See page 18 for a reconciliation of results from reported to operating basis.

(d)		JPMP is JPMorgan Chase’s private equity business. See pages 25 through 27 for its segment results.

bp	–	Denotes basis points; 100 bp equals 1%.

Part I
Item 2 (continued)

J.P. MORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEET, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

	First Quarter 2002			First Quarter 2001

	Average		Rate	Average		Rate
	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)

ASSETS

Deposits with Banks	$12,326	$90	2.96%	$7,517	$139	7.51%

Federal Funds Sold and Securities Purchased under Resale Agreements	81,004	490	2.45	82,836	1,196	5.86

Securities and Trading Assets	180,951	2,388	5.35 (a)	200,872	2,901	5.86 (a)

Securities Borrowed	41,739	183	1.77	37,261	493	5.37

Loans	217,847	3,154	5.87	219,133	4,469	8.27

Total Interest-Earning Assets	533,867	6,305	4.79	547,619	9,198	6.81

Allowance for Loan Losses	(4,964)			(3,699)

Cash and Due from Banks	19,821			21,380

Trading Assets – Derivative Receivables	66,832			76,238

Other Assets	103,090			89,420

Total Assets	$718,646			$730,958

LIABILITIES

Interest-Bearing Deposits	$218,049	$1,339	2.49%	$216,749	$2,636	4.93%

Federal Funds Purchased and Securities Sold under Repurchase Agreements	153,662	783	2.07	152,675	2,136	5.67

Commercial Paper	18,901	82	1.76	17,963	265	5.98

Other Borrowings (b)	67,408	799	4.81	70,606	981	5.64

Long-Term Debt	43,046	356	3.35	47,445	744	6.36

Total Interest-Bearing Liabilities	501,066	3,359	2.72	505,438	6,762	5.43

Noninterest-Bearing Deposits	67,990			55,213

Trading Liabilities – Derivative Payables	51,467			74,742

Other Liabilities	56,343			52,263

Total Liabilities	676,866			687,656

PREFERRED STOCK OF SUBSIDIARY	354			550

STOCKHOLDERS’ EQUITY

Preferred Stock	1,009			1,487

Common Stockholders’ Equity	40,417			41,265

Total Stockholders’ Equity	41,426			42,752

Total Liabilities, Preferred Stock of Subsidiary and Stockholders’ Equity	$718,646			$730,958

INTEREST RATE SPREAD			2.07%			1.38%

NET INTEREST INCOME AND NET YIELD ON INTEREST-EARNING ASSETS		$2,946	2.24%		$2,436	1.80%

(a)	For the three months ended March 31, 2002 and March 31, 2001, the annualized rate for available-for-sale securities based on historical cost was 5.60% and 5.95%, respectively, and the annualized rate for available-for-sale securities based on fair value was 5.58% and 5.95%, respectively.

(b)	Includes securities sold but not yet purchased.

Part I
Item 2 (continued)

J.P. MORGAN CHASE & CO.
QUARTERLY CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share data)

	2002	2001

	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter

REVENUE

Investment Banking Fees	$755	$931	$811	$929	$941

Trading Revenue	1,299	355	1,301	1,261	2,001

Fees and Commissions	2,584	2,493	2,397	2,460	2,131

Private Equity – Realized Gains (Losses)	(10)	81	204	(46)	412

Private Equity – Unrealized Gains (Losses)	(228)	(505)	(311)	(783)	(285)

Securities Gains	114	202	142	67	455

Other Revenue	157	151	218	280	252

TOTAL NONINTEREST REVENUE	4,671	3,708	4,762	4,168	5,907

Interest Income	6,286	6,823	7,709	8,469	9,180

Interest Expense	3,359	3,879	5,050	5,688	6,762

NET INTEREST INCOME	2,927	2,944	2,659	2,781	2,418

REVENUE BEFORE PROVISION FOR LOAN LOSSES	7,598	6,652	7,421	6,949	8,325

Provision for Loan Losses	753	1,468	745	525	447

TOTAL NET REVENUE	6,845	5,184	6,676	6,424	7,878

EXPENSE

Compensation Expense	2,823	2,622	2,860	3,026	3,336

Occupancy Expense	338	334	339	327	348

Technology and Communications Expense	665	640	663	674	654

Merger and Restructuring Costs	255	841	876	478	328

Amortization of Intangibles	69	187	182	183	177

Other Expense	1,208	1,128	1,087	1,151	1,155

TOTAL NONINTEREST EXPENSE	5,358	5,752	6,007	5,839	5,998

INCOME BEFORE INCOME TAX EXPENSE AND EFFECT OF ACCOUNTING CHANGE	1,487	(568)	669	585	1,880

Income Tax Expense	505	(236)	220	207	656

INCOME BEFORE EFFECT OF ACCOUNTING CHANGE	$982	$(332)	$449	$378	$1,224
Net Effect of Change in Accounting Principle	—	—	—	—	(25)

NET INCOME	$982	$(332)	$449	$378	$1,199

NET INCOME APPLICABLE TO COMMON STOCK	$969	$(345)	$436	$359	$1,178

NET INCOME PER SHARE (a)

Basic	$0.49	$(0.18)	$0.22	$0.18	$0.60

Diluted	$0.48	$(0.18)	$0.22	$0.18	$0.58

(a)	Basic and diluted earnings per share have been reduced by $0.01 in the first quarter of 2001 due to the impact of the adoption of SFAS 133 relating to the accounting for derivative instruments and hedging activities.

Part I
Item 2 (continued)

J.P. MORGAN CHASE & CO.
QUARTERLY CONSOLIDATED BALANCE SHEET
(in millions)

	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2002	2001	2001	2001	2001

ASSETS

Cash and Due from Banks	$22,637	$22,600	$22,299	$24,219	$22,371

Deposits with Banks	9,691	12,743	9,341	11,903	7,979

Federal Funds Sold and Securities Purchased under Resale Agreements	76,719	63,727	78,997	61,308	71,147

Securities Borrowed	40,880	36,580	37,499	38,296	37,264

Trading Assets: Debt and Equity Instruments	144,992	118,248	165,143	139,135	138,270

Derivative Receivables	63,224	71,157	85,407	68,910	78,907

Securities	61,225	59,760	66,468	68,488	69,731

Loans (Net of Allowance for Loan Losses)	209,541	212,920	219,411	216,245	213,116

Private Equity Investments	8,553	9,197	9,628	9,855	10,877

Accrued Interest and Accounts Receivable	14,053	14,799	18,253	17,080	15,352

Premises and Equipment	6,304	6,292	7,268	7,186	7,085

Goodwill	7,924	8,205	8,346	8,509	8,667

Other Intangibles:

Mortgage Servicing Rights	6,918	6,579	5,731	7,073	6,062

Purchased Credit Card Relationships	1,508	519	542	568	574

All Other Intangibles	327	44	64	74	48

Other Assets	38,012	50,205	64,903	33,853	26,174

TOTAL ASSETS	$712,508	$693,575	$799,300	$712,702	$713,624

LIABILITIES

Deposits:

Noninterest-Bearing	$72,659	$76,974	$72,734	$64,231	$59,686

Interest-Bearing	209,378	216,676	208,870	212,573	212,886

Total Deposits	282,037	293,650	281,604	276,804	272,572

Federal Funds Purchased and Securities Sold under Repurchase Agreements	152,837	128,445	181,775	155,062	145,703

Commercial Paper	23,726	18,510	19,299	19,985	16,281

Other Borrowed Funds	16,968	10,835	21,941	18,418	28,716

Trading Liabilities: Debt and Equity Instruments	71,141	52,988	58,594	53,571	52,501

Derivative Payables	44,997	56,063	70,817	62,373	73,312

Accounts Payable, Accrued Expenses and Other Liabilities, Including the Allowance for Credit Losses	36,910	47,813	75,231	38,157	33,575

Long-Term Debt	37,322	39,183	42,315	40,917	42,609

Guaranteed Preferred Beneficial Interests in the Firm’s Junior Subordinated Deferrable Interest Debentures	5,439	4,439	4,439	4,439	4,439

TOTAL LIABILITIES	671,377	651,926	756,015	669,726	669,708

PREFERRED STOCK OF SUBSIDIARY	—	550	550	550	550

STOCKHOLDERS’ EQUITY

Preferred Stock	1,009	1,009	1,009	1,025	1,362

Common Stock	2,016	1,997	1,993	1,990	1,984

Capital Surplus	12,783	12,495	12,244	12,000	11,663

Retained Earnings	27,278	26,993	28,021	28,265	28,592

Accumulated Other Comprehensive Income (Loss)	(909)	(442)	267	(834)	(214)

Treasury Stock, at Cost	(1,046)	(953)	(799)	(20)	(21)

TOTAL STOCKHOLDERS’ EQUITY	41,131	41,099	42,735	42,426	43,366

TOTAL LIABILITIES, PREFERRED STOCK OF SUBSIDIARY AND STOCKHOLDERS’ EQUITY	$712,508	$693,575	$799,300	$712,702	$713,624

Part I
Item 2 (continued)

GLOSSARY OF TERMS

Chase USA: Chase Manhattan Bank USA, National Association.

FASB: Financial Accounting Standards Board.

Managed Credit Card Receivables or Managed Basis: JPMorgan Chase uses this terminology to refer to its credit card receivables on the balance sheet plus securitized credit card receivables.

Net Yield on Interest-Earning Assets: The average rate for interest-earning assets less the average rate paid for all sources of funds.

Operating Basis or Operating Earnings: Reported results excluding the impact of merger and restructuring costs, special items, credit card securitizations and the amortization of goodwill.

Overhead Ratio: Operating expense (excluding merger and restructuring costs and special items) as a percentage of the operating revenues.

SFAS: Statement of Financial Accounting Standards.

SFAS 107: “Disclosures about Fair Value of Financial Instruments.”

SFAS 133: “Accounting for Derivative Instruments and Hedging Activities.”

SFAS 142: “Goodwill and Other Intangible Assets.”

Shareholder Value Added (“SVA”): Represents operating earnings minus preferred dividends and an explicit charge for capital.

Special Items: The 2002 first quarter included $255 million (pre-tax) in merger and restructuring expenses. The 2001 first quarter included $328 million (pre-tax) in merger and restructuring expenses and the cumulative effect of a transition adjustment of $(25) million (after-tax) related to the adoption of SFAS 133.

Stress Testing: Discloses market risk under plausible events in abnormal markets.

Value-at-Risk (“VAR”): A measure of the dollar amount of potential loss from adverse market moves in an everyday market environment.

Part I
Item 2 (continued)

IMPORTANT FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. These uncertainties include: the risk of adverse movements or volatility in the debt and equity securities markets or in interest or foreign exchange rates or indices; the risk of adverse impacts from an economic downturn; the risk of a downturn in domestic or foreign securities and trading conditions or markets; the risks involved in deal completion including an adverse development affecting a customer or the inability by a customer to receive a regulatory approval; the risks associated with increased competition; the risks associated with unfavorable political and diplomatic developments; the risks associated with adverse changes in domestic or foreign governmental or regulatory policies, including adverse interpretations of regulatory guidelines; the risk that material litigation or investigations will be determined adversely to the Firm; the risk that a downgrade in the Firm’s credit ratings will adversely affect the Firm’s businesses or investor sentiment; the risk that management’s assumptions and estimates used in applying the Firm’s critical accounting policies prove unreliable, inaccurate, or not predictive of actual results; the risk that the merger integration will not be successful or that the revenue synergies and cost savings anticipated from the merger may not be fully realized or may take longer to realize than expected; the risk that the integration process may result in the disruption of ongoing business or in the loss of key employees or may adversely affect relationships with employees, clients or suppliers; the risk that the credit, market, liquidity, private equity, and operational risks associated with the various businesses of JPMorgan Chase are not successfully managed; or other factors affecting operational plans. Additional factors that could cause JPMorgan Chase’s results to differ materially from those described in the forward-looking statements can be found in the 2001 Annual Report on Form 10-K of J.P. Morgan Chase & Co., filed with the Securities and Exchange Commission and available at the Securities Exchange Commission’s internet site (http://www.sec.gov).

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

Item 3  Quantitative and Qualitative Disclosures about Market Risk

         For a discussion of the quantitative and qualitative disclosures about market risk, see the market risk management section of the MD&A on pages 39-40 of this Form 10-Q.

Part II – OTHER INFORMATION

Item 1 Legal Proceedings

         J.P. Morgan Securities Inc. (“JPMSI”; formerly known as Chase Securities, Inc.) has been named as a defendant or third-party defendant in 16 actions that were filed in either the United States District Court for the Northern District of Oklahoma or in Oklahoma state court or New York state court beginning in October 1999 arising out of the failure of Commercial Financial Services, Inc. (“CFS”). Plaintiffs in these actions are institutional investors who purchased over $1.6 billion in original face amount of asset-backed securities issued by CFS. The securities were backed by delinquent credit card receivables. In addition to JPMSI, the defendants in various of the actions are the founders and key executives of CFS, as well as its auditors, its outside counsel and the rating agencies that rated the securities. JPMSI is alleged to have been the investment banker to CFS and to have acted as an initial purchaser and as placement agent in connection with the issuance of certain of the securities. Plaintiffs allege that defendants either knew or were reckless in not knowing that the securities were sold to plaintiffs on the basis of misleading misrepresentations and omissions of material facts. The complaints against JPMSI assert claims under the Securities Exchange Act of 1934, the Oklahoma Securities Act, and under common law theories of fraud and negligent misrepresentation. In the actions against JPMSI, damages in the amount of approximately $1.2 billion allegedly suffered as a result of defendants’ misrepresentations and omissions, plus punitive damages, are being claimed.

Part II
Item 1 (continued)

         Beginning in May 2001, JPMorgan Chase and certain of its securities subsidiaries have been named, along with numerous other firms in the securities industry, as defendants in a large number of putative class action lawsuits filed in the United States District Court for the Southern District of New York. These suits purport to challenge alleged improprieties in the allocation of stock in various public offerings, including some offerings for which a JPMorgan Chase entity served as an underwriter. The suits allege violations of securities and antitrust laws arising from alleged material misstatements and omissions in registration statements and prospectuses for the initial public offerings and with respect to aftermarket transactions in the offered securities. The securities claims allege, among other things, misrepresentations concerning commissions paid to JPMorgan Chase and aftermarket transactions by customers who received allocations of shares in the respective initial public offerings. The antitrust claims allege an illegal conspiracy to require customers, in exchange for initial public offering allocations, to pay undisclosed and excessive commissions and to make aftermarket purchases of the initial public offering securities at a price higher than the offering price, as a precondition to receiving allocation. JPMorgan Chase also has received various subpoenas and informal requests from governmental and other agencies seeking information relating to initial public offering allocation practices. Recently, JPMSI was advised by the staff of the National Association of Securities Dealers (“NASD”) that it was considering recommending that disciplinary action be brought concerning activities of one of JPMSI’s predecessor entities (Hambrecht & Quist Group). JPMSI anticipates submitting to the NASD staff this month a letter outlining the basis for JPMSI’s position that no such action is warranted.

         JPMorgan Chase continues to be involved in a number of lawsuits and investigations arising out of its banking relationships with Enron Corporation. The Firm initiated a lawsuit in New York in December 2001 against eleven insurance companies seeking payment under Enron-related surety bonds issued by these companies and a lawsuit in London against Westdeutsche Landesbank Girozentrale seeking to compel payment under an Enron-related letter of credit issued by the bank. On March 5, 2002, the court in New York denied the Firm’s motion for summary judgment against the insurance companies, ordered discovery, and set a trial date of December 2, 2002. JPMorgan Chase intends to pursue both litigations vigorously. Actions have also been initiated by other parties against JPMorgan Chase and its directors and certain of its officers. These lawsuits include a series of purported class actions brought on behalf of shareholders of Enron, captioned Newbie v. Enron Corp., and a series of purported class actions brought on behalf of Enron employees, captioned Tittle v. Enron Corp., both of which are pending in Houston. The consolidated complaint filed in Newbie names as defendants, among others, JPMorgan Chase, several other investment banking firms, two law firms, Enron’s former accountants and affiliated entities and individuals and other individual defendants, including present and former officers and directors of Enron and purports to allege claims against JPMorgan Chase and the other defendants under federal and state securities laws. The Tittle complaint names as defendants, among others, JPMorgan Chase, several other investment banking firms, a law firm, Enron’s former accountants and affiliated entities and individuals and other individual defendants, including present and former officers and directors of Enron and purports to allege claims against JPMorgan Chase and certain other defendants under the Racketeer Influenced and Corrupt Organizations Act and state common law. Additional actions against JPMorgan Chase relating to Enron that have been filed as of May 1, 2002 include (i) purported class action lawsuits by JPMorgan Chase stockholders alleging that JPMorgan Chase issued false and misleading press releases and other public documents relating to Enron in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder; (ii) purported shareholder derivative actions alleging breaches of fiduciary duties and alleged failures to exercise due care and diligence by the Firm’s directors and named officers in the management of JPMorgan Chase; (iii) a lawsuit filed by the Retirement Systems of Alabama alleging claims under the Alabama Securities Act and common law claims of fraud and unjust enrichment; (iv) a lawsuit filed by Unicredito Italiano (“Unicredito”) and its affiliate, Bank Pekao SA (“Bank Pekao”), alleging various common law claims relating to two credit agreements and a letter of credit and reimbursement agreement among Enron and a group of banks, including The Chase Manhattan Bank (predecessor to JPMorgan Chase Bank), Unicredito and Bank Pekao; and (v) a lawsuit filed in Texas state court by eight insurance companies and related entities asserting claims under Texas statutory and common law arising from alleged purchases of Enron securities. JPMorgan Chase believes that each of the lawsuits filed against the Firm, its directors and the named officers is without merit, and the Firm intends to defend each of these actions vigorously. In addition, a number of federal, state and local regulatory and law enforcement authorities and Congressional committees have initiated investigations of Enron and of certain of the Firm’s financial transactions with Enron. In that regard, the Firm has delivered, or is currently in the process of delivering, voluntarily and pursuant to subpoena, information to the House Energy and Commerce Committee, the Senate Government Affairs Committee, U.S. Representative Henry Waxman, the Securities and Exchange Commission, the Federal Reserve Bank of New York, the New York State Banking Department and the New York County District Attorney’s Office. The Firm intends to continue to cooperate with these authorities and with such other agencies and authorities as may request information from JPMorgan Chase.

Part II
Item 1 (continued)

         In connection with its review of the independence of research analysts, the New York State Attorney General’s Office, the Securities and Exchange Commission, the National Association of Securities Dealers and the New York Stock Exchange have issued subpoenas to several financial services firms, including the Firm. The Firm is cooperating with this investigation.

         In addition to the matters described above, JPMorgan Chase and its subsidiaries have been named from time to time as defendants in various legal actions and proceedings arising in connection with their respective businesses and have been involved from time to time in investigations and proceedings by governmental agencies. In view of the inherent difficulty of predicting the outcome of such matters, JPMorgan Chase cannot state what the eventual outcome of these pending matters will be, or of any other litigation, proceeding or investigation that may be brought against JPMorgan Chase in the future. JPMorgan Chase is contesting the allegations made in each pending matter and believes, based on current knowledge and after consultation with counsel, that the outcome of such matters will not have a material adverse effect on the consolidated financial condition of JPMorgan Chase, but may be material to JPMorgan Chase’s operating results for any particular period, depending on the level of JPMorgan Chase’s income for such period.

Item 2 Sales of Unregistered Common Stock

         During the first quarter of 2002, shares of common stock of J.P. Morgan Chase & Co. were issued in transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof. Shares of common stock were issued to retired directors who had deferred receipt of such common stock pursuant to the Deferred Compensation Plan for Non-Employee Directors, as follows: January 2, 2002 – 3,340 shares. Shares of common stock were issued to retired employees who had deferred receipt of such common shares pursuant to the Corporate Performance Incentive Plan, as follows: January 31, 2002 – 1,491 shares; February 15, 2002 – 215 shares; March 26, 2002 – 177 shares.

Item 6 Exhibits and Reports on Form 8-K

(A)	Exhibits:

11	–	Computation of Earnings per Common Share

12(a)	–	Computation of Ratio of Earnings to Fixed Charges

12(b)	–	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

23.1	–	Consent of Independent Accountants

(B)	Reports on Form 8-K:

         JPMorgan Chase filed two reports on Form 8-K during the quarter ended March 31, 2002 as follows:

         Form 8-K filed January 18, 2002: JPMorgan Chase announced fourth quarter and year-end 2001 results.

         Form 8-K filed January 31, 2002: JPMorgan Chase announced the issuance of J.P. Morgan Chase Capital Securities X, Series J.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.P. MORGAN CHASE &CO. (Registrant)

Date May 15, 2002	By	/s/ Joseph L. Sclafani Joseph L. Sclafani

Executive Vice President and Controller [Principal Accounting Officer]

INDEX TO EXHIBITS

SEQUENTIALLY NUMBERED

EXHIBIT NO.	EXHIBITS	PAGE AT WHICH LOCATED

11	Computation of Earnings per Common Share	53

12(a)	Computation of Ratio of Earnings to Fixed Charges	54

12(b)	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements	55

23.1	Consent of Independent Accountants	56