Form 10-Q
period 2002-06-30
J P MORGAN CHASE & CO
filed 2002-08-12
CIK 19617

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2002	Commission file number 1-5805

J.P. MORGAN CHASE & CO.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2624428 (IRS Employer Identification No.)

270 Park Avenue, New York, New York (Address of principal executive offices)	10017 (Zip Code)

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

Yes ☑         No

Common Stock, $1 Par Value	1,993,784,882

Number of shares outstanding of each of the issuer’s classes of common stock on July 31, 2002.

FORM 10-Q

		Page

Part I – Financial Information

Item 1

	Financial Statements – J.P. Morgan Chase & Co.:

	Consolidated Statement of Income for three months and six months ended June 30, 2002 and June 30, 2001	3

	Consolidated Balance Sheet at June 30, 2002 and December 31, 2001	4

	Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2002 and June 30, 2001	5

	Consolidated Statement of Cash Flows for the six months ended June 30, 2002 and June 30, 2001	6

	Notes to Consolidated Financial Statements	7-18

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-54

	Glossary of Terms	55

	Important Factors That May Affect Future Results	56

Item 3	Quantitative and Qualitative Disclosures About Market Risk	56

Part II – Other Information

Item 1	Legal Proceedings	56-59

Item 2	Sales of Unregistered Common Stock	59

Item 4	Submission of Matters to a Vote of Security Holders	59-60

Item 6	Exhibits and Reports on Form 8-K	60

This Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of J.P. Morgan Chase & Co.’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. Factors that could cause J.P. Morgan Chase & Co.’s results to differ materially from those described in the forward-looking statements are enumerated under “Important Factors That May Affect Future Results” in this Form 10-Q and are further described in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and the 2001 Annual Report on Form 10-K of J.P. Morgan Chase & Co., each filed with the Securities and Exchange Commission.

Part I
Item 1

J.P. MORGAN CHASE & CO.
CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share data)

	Second Quarter		Six Months

	2002	2001	2002	2001

Revenue

Investment Banking Fees	$785	$929	$1,540	$1,870

Trading Revenue	731	1,261	2,030	3,262

Fees and Commissions	2,885	2,460	5,469	4,591

Private Equity – Realized Gains (Losses)	(10)	(46)	(20)	366

Private Equity – Unrealized Gains (Losses)	(115)	(783)	(343)	(1,068)

Securities Gains	124	67	238	522

Other Revenue	292	280	449	532

Total Noninterest Revenue	4,692	4,168	9,363	10,075

Interest Income	6,498	8,469	12,784	17,649

Interest Expense	3,616	5,688	6,975	12,450

Net Interest Income	2,882	2,781	5,809	5,199

Revenue before Provision for Loan Losses	7,574	6,949	15,172	15,274

Provision for Loan Losses	821	525	1,574	972

Total Net Revenue	6,753	6,424	13,598	14,302

Expense

Compensation Expense	2,761	3,026	5,584	6,362

Occupancy Expense	365	327	703	675

Technology and Communications Expense	629	674	1,294	1,328

Merger and Restructuring Costs	229	478	484	806

Amortization of Intangibles	92	183	161	360

Other Expense	1,118	1,151	2,326	2,306

Total Noninterest Expense	5,194	5,839	10,552	11,837

Income before Income Tax Expense and Effect of Accounting Change	1,559	585	3,046	2,465

Income Tax Expense	531	207	1,036	863

Income before Effect of Accounting Change	1,028	378	2,010	1,602

Net Effect of Change in Accounting Principle	—	—	—	(25)

Net Income	$1,028	$378	$2,010	$1,577

Net Income Applicable to Common Stock	$1,015	$359	$1,984	$1,537

Net Income per Common Share: (a)

Basic	$0.51	$0.18	$1.00	$0.78

Diluted	$0.50	$0.18	$0.99	$0.76

Cash Dividends per Common Share	$0.34	$0.34	$0.68	$0.68

(a)	Basic and diluted earnings per share have been reduced by $0.01 in the first six months of 2001 due to the impact of the adoption of SFAS 133 relating to the Accounting for Derivative Instruments and Hedging Activities.

The Notes to Consolidated Financial Statements are an integral part of these Statements.

Part I
Item 1 (continued)

J.P. MORGAN CHASE & CO.
CONSOLIDATED BALANCE SHEET
(in millions, except share data)

	June 30,	December 31,
	2002	2001

ASSETS

Cash and Due from Banks	$21,878	$22,600

Deposits with Banks	10,517	12,743

Federal Funds Sold and Securities Purchased under Resale Agreements	71,740	63,727

Securities Borrowed	48,429	36,580

Trading Assets: Debt and Equity Instruments (including assets pledged of $55,517 at June 30, 2002 and $48,570 at December 31, 2001)	159,746	118,248

Derivative Receivables	69,858	71,157

Securities: Available-for-Sale (including assets pledged of $27,303 at June 30, 2002 and $30,178 at December 31, 2001)	64,075	59,284

Held-to-Maturity (Fair Value: $471 at June 30, 2002 and $490 at December 31, 2001)	451	476

Loans (Net of Allowance for Loan Losses of $5,006 at June 30, 2002 and $4,524 at December 31, 2001)	207,080	212,920

Private Equity Investments	8,229	9,197

Accrued Interest and Accounts Receivable	15,351	14,799

Premises and Equipment	6,596	6,292

Goodwill	8,089	8,336

Other Intangibles:

Mortgage Servicing Rights	5,689	6,579

Purchased Credit Card Relationships	1,426	519

All Other Intangibles	313	44

Other Assets	41,079	50,074

TOTAL ASSETS	$740,546	$693,575

LIABILITIES

Deposits:

Domestic:

Noninterest-Bearing	$63,884	$69,364

Interest-Bearing	106,466	105,058

Foreign:

Noninterest-Bearing	9,645	7,610

Interest-Bearing	113,834	111,618

Total Deposits	293,829	293,650

Federal Funds Purchased and Securities Sold under Repurchase Agreements	162,656	128,445

Commercial Paper	14,561	18,510

Other Borrowed Funds	17,352	10,835

Trading Liabilities: Debt and Equity Instruments	67,952	52,988

Derivative Payables	55,575	56,063

Accounts Payable, Accrued Expenses and Other Liabilities (including the Allowance for Credit Losses of $281 at June 30, 2002 and $282 at December 31, 2001)	38,083	47,813

Long-Term Debt	42,363	39,183

Guaranteed Preferred Beneficial Interests in the Firm’s Junior Subordinated Deferrable Interest Debentures	5,439	4,439

TOTAL LIABILITIES	697,810	651,926

PREFERRED STOCK OF SUBSIDIARY	—	550

STOCKHOLDERS’ EQUITY

Preferred Stock	1,009	1,009

Common Stock (Authorized 4,500,000,000 Shares, Issued 2,019,776,371 Shares at June 30, 2002 and 1,996,929,012 Shares at December 31, 2001)	2,020	1,997

Capital Surplus	13,111	12,495

Retained Earnings	27,605	26,993

Accumulated Other Comprehensive Income (Loss)	79	(442)

Treasury Stock, at Cost (26,407,845 Shares at June 30, 2002 and 23,545,702 Shares at December 31, 2001)	(1,088)	(953)

TOTAL STOCKHOLDERS’ EQUITY	42,736	41,099

TOTAL LIABILITIES, PREFERRED STOCK OF SUBSIDIARY AND STOCKHOLDERS’ EQUITY	$740,546	$693,575

The Notes to Consolidated Financial Statements are an integral part of these Statements.

Part I
Item 1 (continued)

J.P. MORGAN CHASE & CO.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions, except per share data)

Six Months Ended June 30,	2002	2001

Preferred Stock

Balance at Beginning of Year	$1,009	$1,520

Redemption of Stock	—	(450)

Repurchase of Treasury Stock	—	(45)

Balance at End of Period	1,009	1,025

Common Stock

Balance at Beginning of Year	1,997	1,940

Issuance of Common Stock	23	48

Issuance of Common Stock for Purchase Accounting Acquisitions	—	2

Balance at End of Period	2,020	1,990

Capital Surplus

Balance at Beginning of Year	12,495	11,598

Issuance of Common Stock for Purchase Accounting Acquisitions	—	79

Issuance of Common Stock and Commitments to Issue Common Stock for Employee Stock-Based Awards and Related Tax Effects	616	323

Balance at End of Period	13,111	12,000

Retained Earnings

Balance at Beginning of Year	26,993	28,096

Net Income	2,010	1,577

Cash Dividends Declared:

Preferred Stock	(26)	(40)

Common Stock ($0.68 per share in each period)	(1,372)	(1,368)

Balance at End of Period	27,605	28,265

Accumulated Other Comprehensive Income (Loss)

Balance at Beginning of Year	(442)	(241)

Other Comprehensive Income (Loss)	521	(593)

Balance at End of Period	79	(834)

Treasury Stock, at Cost

Balance at Beginning of Year	(953)	(575)

Purchase of Treasury Stock	—	—

Reissuances from Treasury Stock	—	710

Forfeitures to Treasury Stock	(135)	(155)

Balance at End of Period	(1,088)	(20)

Total Stockholders’ Equity	$42,736	$42,426

Comprehensive Income

Net Income	$2,010	$1,577

Other Comprehensive Income (Loss)	521	(593)

Comprehensive Income	$2,531	$984

The Notes to Consolidated Financial Statements are an integral part of these Statements.

Part I
Item 1 (continued)

J.P. MORGAN CHASE & CO.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Six Months Ended June 30,	2002	2001

	Operating Activities

	Net Income	$2,010	$1,577

	Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:

	Provision for Loan Losses	1,574	972

	Depreciation and Amortization	1,459	1,381

	Private Equity Unrealized Losses	343	1,223

	Net Change in:

	Trading-Related Assets	(40,462)	7,577

	Securities Borrowed	(11,849)	(5,925)

	Accrued Interest and Accounts Receivable	(547)	3,538

	Other Assets	9,091	(10,267)

	Trading-Related Liabilities	14,720	(12,939)

	Accounts Payable, Accrued Expenses and Other Liabilities	(10,079)	(2,473)

	Other, Net	387	(172)

	Net Cash Used in Operating Activities	(33,353)	(15,508)

Investing Activities

	Net Change in:

	Deposits with Banks	2,226	(3,570)

	Federal Funds Sold and Securities Purchased under Resale Agreements	(8,013)	8,166

	Loans Due to Sales and Securitizations	46,109	25,164

	Other Loans, Net	(42,324)	(28,718)

	Other, Net	(1,512)	2,834

Held-to-Maturity Securities:	Proceeds	57	75

	Purchases	(32)	—

Available-for-Sale Securities:	Proceeds from Maturities	1,768	5,349

	Proceeds from Sales	85,234	84,974

	Purchases	(89,760)	(88,679)

	Cash Used in Acquisitions	(72)	(1,677)

	Proceeds from Divestitures of Nonstrategic Businesses and Assets	70	106

	Net Cash (Used In) Provided by Investing Activities	(6,249)	4,024

	Financing Activities

	Net Change in:

	Domestic Deposits	(4,072)	5,486

	Foreign Deposits	4,251	(8,047)

	Federal Funds Purchased and Securities Sold under Repurchase Agreements	34,211	23,324

	Commercial Paper and Other Borrowed Funds	2,568	(6,288)

	Other, Net	418	(7)

	Proceeds from the Issuance of Long-Term Debt and Capital Securities	10,558	7,289

	Repayments of Long-Term Debt	(7,663)	(9,164)

	Proceeds from the Net Issuance of Stock and Stock-Related Awards	504	926

	Redemption of Preferred Stock	—	(450)

	Redemption of Preferred Stock of Subsidiary	(550)	—

	Treasury Stock Purchased	—	(45)

	Cash Dividends Paid	(1,374)	(1,325)

	Net Cash Provided by Financing Activities	38,851	11,699

	Effect of Exchange Rate Changes on Cash and Due from Banks	29	32

	Net Increase (Decrease) in Cash and Due from Banks	(722)	247

	Cash and Due from Banks at December 31, 2001 and 2000	22,600	23,972

	Cash and Due from Banks at June 30, 2002 and 2001	$21,878	$24,219

	Cash Interest Paid	$6,369	$12,352

	Taxes Paid	$740	$390

The Notes to Consolidated Financial Statements are an integral part of these Statements.

Part I
Item 1 (continued)

See Glossary of Terms on page 55 for definition of terms used throughout the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION
 The accounting and financial reporting policies of J.P. Morgan Chase & Co. (“JPMorgan Chase” or “the Firm”) and its subsidiaries conform to U.S. generally accepted accounting principles (“GAAP”) and prevailing industry practices for interim reporting. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The unaudited consolidated financial statements prepared in conformity with GAAP require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expense, and disclosure of contingent assets and liabilities. In addition, certain amounts have been reclassified to conform with the current presentation. In the opinion of management, all necessary adjustments have been included for a fair presentation of this interim financial information. These unaudited financial statements should be read in conjunction with the audited financial statements included in JPMorgan Chase’s 2001 Annual Report on Form 10-K (“2001 Annual Report”), with the exception of Note 2 in this Form 10-Q, “Goodwill and Other Intangibles.”

Special-Purpose Entities
 Refer to Note 1 of the 2001 Annual Report for a further description of special-purpose entities (“SPE”) and the Firm’s policy on consolidation relating to these entities.

As detailed in the 2001 Annual Report, JPMorgan Chase categorizes SPE transactions as follows: securitizations, commercial paper conduits, and client intermediation. Assets sold to SPEs as part of the Firm’s consumer and commercial securitization activities are generally not reflected in JPMorgan Chase’s balance sheet (except for retained and undivided interests in its securitization trusts and the Providian Master Trust, as described in Note 8 in this Form 10-Q, Loan Securitizations), but are included on the balance sheet of the SPE purchasing the assets. Assets held in securitization-related SPEs as of June 30, 2002 and December 31, 2001 were as follows:

(in billions)	June 30, 2002		December 31, 2001

Credit Card Receivables	$38.6	(a)	$25.6

Home Mortgage Receivables	24.2		24.3

Commercial Mortgage Receivables	19.3		19.8

Auto Loans	5.6		3.4

Other Receivables	0.6		1.4

(a)	Includes $5.1 billion of on-balance sheet assets held in the Providian Master Trust.

For commercial paper conduits and certain client intermediation vehicles, primarily structured loan vehicles as described in the 2001 Annual Report, JPMorgan Chase provides contingency liquidity. JPMorgan Chase Bank has commitments to provide liquidity to these vehicles in an amount up to $36.6 billion at June 30, 2002, versus $41.9 billion as of December 31, 2001. For certain of the commercial paper conduits, JPMorgan Chase also provides limited credit enhancement through the issuance of letters of credit. As of June 30, 2002 and December 31, 2001, commitments under these letters of credit totaled $3.4 billion. Both the liquidity commitments and the letters of credit are included in the Firm's commitments to lend described in more detail in Note 17 in this Form 10-Q and in the discussion of Liquidity Risk Management in the 2001 Annual Report. As of June 30, 2002, these vehicles had commercial paper outstanding in the amount of $25.6 billion, compared with $29.3 billion as of December 31, 2001.

Part I
Item 1 (continued)

The Firm would be required to provide funding under the liquidity commitments in the event that funding for such SPEs became unavailable in the commercial paper market. In addition, if JPMorgan Chase Bank were downgraded below A-1 or P-1, the SPEs could draw on the liquidity commitments, since asset-backed commercial paper rated below A-1 or P-1 is generally not issuable by the vehicle. Under these circumstances, JPMorgan Chase Bank could either replace itself as liquidity provider or facilitate the sale or refinancing of the assets in the SPE in other markets. Under the letters of credit, the Firm would be required to fund the difference between the amounts drawn under the liquidity commitment and the commercial paper outstanding.

The Firm has limited credit exposure to commercial paper conduits. This is because, for the most part, the Firm is not required to fund under the liquidity facilities if the assets in the SPE are in default. Additionally, JPMorgan Chase's obligations under the letters of credit are secondary to the risk of first loss provided by the client or other third parties; for example, by the overcollateralization of the SPE with the assets sold to it.

JPMorgan Chase may, from time to time, have other contractual relationships with the SPEs that it structures. These relationships primarily involve derivative contracts. These contracts are captured in the Firm's balance sheet in Trading assets or Trading liabilities in the same manner as its derivative contracts and are marked-to-market through Trading revenue. For a further discussion of the Firm's derivative instruments, see Note 16 on page 16. Fees received from administrative services provided to these SPEs (underwriter, trustee, custodian, etc.) are included, when earned, in Fees and commissions.

The Firm may also enter into transactions with SPEs structured by other parties. These transactions can include, for example, acting as derivative counterparty, liquidity provider, investor, underwriter, trustee or custodian. JPMorgan Chase records and reports these positions similar to any other third party transaction. JPMorgan Chase receives arm's-length fees for services provided.

The Firm has no commitments to issue its own stock to support an SPE transaction. The Firm's transactions with SPEs have been conducted on an arm's-length basis and reflect market pricing. Consistent with this policy, no JPMorgan Chase employee is permitted to invest in the SPEs with which the Firm is involved.

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

The following table presents the impact of SFAS 142 on net income and earnings per share had the accounting standard been in effect for the 2001 second quarter and six months.

	Second Quarter		Six Months

		Pro Forma		Pro Forma
(in millions, except earnings per share)	2002	2001	2002	2001

Net Income:

Income Before Effect of Accounting Change	$1,028	$378	$2,010	$1,602

Net Effect of Change in Accounting Principle	—	—	—	(25)

Net Income	1,028	378	2,010	1,577

Goodwill Amortization, Net of Taxes	—	96	—	187

Adjusted Net Income	$1,028	$474	$2,010	$1,764

Basic Earnings per Share:

Reported Basic Earnings per Share	$0.51	$0.18	$1.00	$0.78

Goodwill Amortization	—	0.05	—	0.09

Adjusted Basic Earnings per Share	$0.51	$0.23	$1.00	$0.87

Diluted Earnings per Share:

Reported Diluted Earnings per Share	$0.50	$0.18	$0.99	$0.76

Goodwill Amortization	—	0.04	—	0.09

Adjusted Diluted Earnings per Share	$0.50	$0.22	$0.99	$0.85

Goodwill
 During the second quarter of 2002, the Firm acquired approximately $32 million of goodwill in its acquisition of an institutional trust services business. Goodwill was not impaired nor written-off during the quarter. As of June 30, 2002, the Firm had goodwill of $8,089 million. Goodwill by business segment is as follows: Investment Bank, $2,053 million; Investment Management & Private Banking, $4,171 million; Treasury & Securities Services, $981 million; JPMorgan Partners, $377 million; and Retail & Middle Market Financial Services, $507 million.

All Other Intangibles
 All of the Firm’s acquired intangible assets are subject to amortization. Intangible assets amortization expense was $92 million for the second quarter of 2002. This amount included a $12 million impairment write-down on purchased credit card relationships related to a small credit card portfolio previously acquired. The intangible assets listed below do not include Mortgage Servicing Rights; amortization of mortgage servicing rights is recorded as a reduction of mortgage servicing revenues within Fees and Commissions. See Note 9 for a discussion of Mortgage Servicing Rights.

The components of intangible assets were as follows:

	June 30, 2002
				2Q 2002
	Gross	Accumulated	Net Carrying	Amortization
(in millions)	Amount	Amortization	Value	Expense

Purchased Credit Card Relationships	$1,902	$476	$1,426	$82

All Other Intangibles	654	341	313	10

Amortization expense for the net carrying amount of intangible assets at June 30, 2002 is estimated to be $163 million for the remainder of 2002 (exclusive of the $161 million recorded in the first six months), $300 million in 2003, $282 million in 2004, $268 million in 2005, and $253 million in 2006.

Part I
Item 1 (continued)

NOTE 3 – TRADING ASSETS AND LIABILITIES
 For a discussion of the accounting policies relating to trading assets and liabilities, see Note 3 of JPMorgan Chase’s 2001 Annual Report.

The following table presents trading assets and trading liabilities for the dates indicated.

	June 30,	December 31,
(in millions)	2002	2001

Trading Assets

Debt and Equity Instruments:

U.S. Government, Federal Agencies and Municipal Securities	$50,532	$41,666

Certificates of Deposit, Bankers’ Acceptances and Commercial Paper	8,398	8,492

Debt Securities Issued by Foreign Governments	34,221	22,465

Corporate Securities and Other	66,595	45,625

Total Trading Assets – Debt and Equity Instruments	$159,746	$118,248

Derivative Receivables:

Interest Rate Contracts	$43,234	$44,732

Foreign Exchange Contracts	9,542	9,815

Debt, Equity, Commodity and Other Contracts	17,082	16,610

Total Trading Assets – Derivative Receivables(a)	$69,858	$71,157

Trading Liabilities

Total Trading Liabilities – Debt and Equity Instruments(b)	$67,952	$52,988

Derivative Payables:

Interest Rate Contracts	$32,383	$33,066

Foreign Exchange Contracts	10,297	9,410

Debt, Equity, Commodity and Other Contracts	12,895	13,587

Total Trading Liabilities – Derivative Payables	$55,575	$56,063

(a)	At June 30, 2002, the Enron-related surety receivables of $1,130 million were reclassified from Derivative Receivables to Other Assets.

(b)	Primarily represents securities sold, not yet purchased.

NOTE 4 – INTEREST INCOME AND INTEREST EXPENSE
 The following table details the components of interest income and interest expense.

(in millions)	Second Quarter		Six Months

	2002	2001	2002	2001

Interest Income

Loans	$3,127	$4,090	$6,280	$8,558

Securities	785	985	1,593	2,038

Trading Assets	1,800	1,860	3,362	3,691

Federal Funds Sold and Securities Purchased under Resale Agreements	536	1,076	1,026	2,272

Securities Borrowed	173	347	356	840

Deposits with Banks	77	111	167	250

Total Interest Income	6,498	8,469	12,784	17,649

Interest Expense

Deposits	1,316	2,122	2,655	4,758

Short-Term and Other Liabilities	1,972	2,932	3,636	6,314

Long-Term Debt	328	634	684	1,378

Total Interest Expense	3,616	5,688	6,975	12,450

Net Interest Income	2,882	2,781	5,809	5,199

Provision for Loan Losses	821	525	1,574	972

Net Interest Income after Provision for Loan Losses	$2,061	$2,256	$4,235	$4,227

Part I
Item 1 (continued)

NOTE 5 – MERGER AND RESTRUCTURING COSTS
 The following table shows the components of merger and restructuring costs incurred in the second quarter and six months ended June 30, 2002 and 2001 relating to programs announced prior to 2002.

	Second Quarter		Six Months

(in millions)	2002	2001	2002	2001

Merger and Restructuring Costs

Merger, Right-Sizing and Other Restructuring Costs	$196	$405	$407	$679

Relocation Costs	33	73	77	127

Total Merger and Restructuring Costs	$229	$478	$484	$806

The following table shows the utilization during the six months ended June 30, 2002, of the $1.25 billion merger-related charge recorded on December 31, 2000 and the $300 million “right-sizing” charge recorded September 30, 2001.

(in millions)	Merger		Right-Sizing

Merger and Right-Sizing Liabilities

Liability Balance at December 31, 2001	$154		$41

Liability Utilized in the six months ended June 30, 2002	(62)		(17)

Liability Balance at June 30, 2002	$92	(a)	$24

(a)	The remaining balance consists primarily of facilities costs.

For a further discussion of JPMorgan Chase’s merger and restructuring costs relating to programs announced prior to 2002, refer to Note 6 and page 44 of JPMorgan Chase’s 2001 Annual Report.

NOTE 6 – SECURITIES
 For a discussion of the accounting policies relating to securities, see Note 7 of JPMorgan Chase’s 2001 Annual Report.

The following table presents realized gains and losses from available-for-sale (“AFS”) securities.

	Second Quarter		Six Months

(in millions)	2002	2001	2002	2001

Realized Gains	$160	$176	$326	$827

Realized Losses	(36)	(109)	(88)	(305)

Net Realized Gains	$124	$67	$238	$522

The amortized cost and estimated fair value of securities were as follows for the dates indicated:

	June 30, 2002		December 31, 2001
(in millions)
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Available-for-Sale Securities

U.S. Government and Federal

Agency/Corporation Obligations:

Mortgage-Backed Securities	$21,646	$21,717	$30,192	$29,890

Collateralized Mortgage Obligations	3,431	3,397	2,295	2,297

U.S. Treasuries	20,303	20,484	9,987	9,903

Obligations of State and Political Subdivisions	2,363	2,464	2,429	2,500

Debt Securities Issued by Foreign Governments	13,192	13,191	11,636	11,677

Corporate Debt Securities	306	309	108	142

Equity Securities	1,110	1,103	1,102	1,097

Other(a)	1,380	1,410	1,785	1,778

Total Available-for-Sale Securities	$63,731	$64,075	$59,534	$59,284

Held-to-Maturity Securities(b)	$451	$471	$476	$490

(a)	Includes collateralized mortgage obligations of private issuers, which generally have underlying collateral consisting of obligations of U.S. government and federal agencies and corporations.

(b)	Primarily mortgage-backed securities.

Part I
Item 1 (continued)

NOTE 7 – LOANS
 The composition of the loan portfolio at each of the dates indicated was as follows:

(in millions)	June 30, 2002	December 31, 2001

Commercial loans:

Commercial and industrial	$87,662	$90,210

Commercial real estate:

Commercial mortgage	2,702	3,549

Construction	1,078	766

Financial institutions	12,594	9,178

Foreign governments	665	1,161

Total commercial loans	104,701	104,864

Consumer loans:

1-4 family residential mortgages	52,669	59,430

Credit card	21,036	19,387

Auto financings	26,666	25,667

Other consumer(a)	7,014	8,096

Total consumer loans	107,385	112,580

Total loans(b)(c)	$212,086	$217,444

(a)	Consists of installment loans (direct and indirect types of consumer finance), student loans, unsecured revolving lines of credit and foreign consumer loans.

(b)	Loans are presented net of unearned income of $1,821 million and $1,825 million at June 30, 2002 and December 31, 2001, respectively.

(c)	Includes loans held for sale (principally mortgage-related loans) of $12.0 billion at June 30, 2002 and $16.6 billion at December 31, 2001.

NOTE 8 – LOAN SECURITIZATIONS
 JPMorgan Chase securitizes, sells and services residential mortgage, credit card, automobile and commercial loans. Refer to Note 9 of the 2001 Annual Report for further information and policies regarding loan securitizations.

During the second quarter of 2002, JPMorgan Chase securitized approximately $2.2 billion of residential mortgage loans, $4.4 billion of credit card loans, $1.4 billion of automobile loans and $1.3 billion of commercial loans, resulting in pre-tax gains on securitizations of $47 million, $18 million, $0.4 million and $10 million, respectively. During the second quarter of 2001, JPMorgan Chase securitized approximately $2.1 billion of residential mortgage loans, $1.5 billion of credit card loans, and $0.9 billion of commercial loans, resulting in pre-tax gains on securitizations of $58 million, $7 million, and $7 million, respectively. In addition, JPMorgan Chase sold residential mortgage loans totaling $12.5 billion and $12.2 billion during the second quarters of 2002 and 2001, respectively, primarily as GNMA, FNMA and Freddie Mac mortgage-backed securities, which sales resulted in gains of $73 million and $76 million, respectively.

During the first six months of 2002, JPMorgan Chase securitized approximately $4.6 billion of residential mortgage loans, $5.4 billion of credit card loans, $3.4 billion of automobile loans and $1.3 billion of commercial loans, resulting in pre-tax gains on securitizations of $59 million, $25 million, $6 million and $10 million, respectively. During the first six months of 2001, JPMorgan Chase securitized approximately $3.3 billion of residential mortgage loans, $2.3 billion of credit card loans, and $2.1 billion of commercial loans, resulting in pre-tax gains on securitizations of $107 million, $11 million, and $16 million, respectively. In addition, JPMorgan Chase sold residential mortgage loans totaling $29.0 billion and $19.8 billion during the first six months of 2002 and 2001, respectively, primarily as GNMA, FNMA and Freddie Mac mortgage-backed securities. These sales resulted in gains of $133 million and $124 million, respectively.

On February 5, 2002, JPMorgan Chase acquired the Providian Master Trust consisting of credit card receivables of approximately $7.9 billion and related relationships. Accounting guidance requires such receivables to be reflected on JPMorgan Chase’s balance sheet along with a related liability to reflect the securities issued through the trust to third parties. This liability totaled $6.3 billion on February 5, 2002 and is recorded in Other Borrowed Funds. As credit card receivables revolve and new receivables are sold to investors through the trust, the credit card receivables and related liability will be removed from the balance sheet. The interest rate of the liabilities are a combination of fixed and variable rates to reflect the coupon rate of the securities issued to third parties ranging from 1.9% to 8.0% at June 30, 2002. This liability is expected to be fully amortized within approximately one year. As of June 30, 2002, $5.1 billion of credit card receivables and a related liability of $3.2 billion remained on the balance sheet.

Part I
Item 1 (continued)

At June 30, 2002 and December 31, 2001, JPMorgan Chase had $5.5 billion and $3.9 billion, respectively, related to its undivided interest in its Chase Credit Card Master Trust. This undivided interest represents the Firm’s interest in the credit card receivables transferred to the trust, but which have not been securitized; this interest is uncertificated and is not represented by a security. The undivided interest is carried at historical cost and is classified in Loans to provide better transparency in evaluating the credit worthiness of the loan portfolio.

The Firm maintains retained interests in the securitized and sold loans, generally in the form of senior or subordinated interest-only strips, subordinated tranches, escrow accounts and servicing rights. The escrow accounts are maintained up to predetermined limits for some of its residential mortgage, credit card and automobile securitizations in the unlikely event that deficiencies in cash flows owed to investors occur. The amounts available in such escrow accounts totaled $2 million, $568 million and $96 million as of June 30, 2002 for residential mortgage, credit card and automobile securitizations, respectively, and $1 million, $341 million and $79 million as of December 31, 2001, respectively. In addition, the Firm had other retained interests as of June 30, 2002 and December 31, 2001 totaling $862 million and $1.0 billion from its residential mortgage, $119 million and $38 million from its credit card, $205 million and $141 million from its automobile securitizations, and $66 million and $66 million from its commercial securitizations, respectively. These retained interests are carried at fair value on the Firm’s balance sheet.

The table below outlines the key economic assumptions and the sensitivity of the fair value at June 30, 2002 of the remaining retained interests to immediate 10% and 20% adverse changes in those assumptions:

($ in millions)	Mortgage(a)		Credit card	Auto	Commercial

Carrying value/fair value of retained interests(b)	$ 862		$ 119	$ 205	$ 66

Weighted average life	1.9-3.6 years		6-24 months	1.7 years	10 months-11.4 years

Annual prepayment rate	20.7-28.6% CPR		14.7%	1.75% WAC/WAM	NA(c)

Impact of 10% adverse change	$ (38)		$ (4)	$ (11)	—

Impact of 20% adverse change	(64)		(4)	(23)	—

Loss assumption	0.9-2.5%		5.4%	0.5%	NA(d)

Impact of 10% adverse change	$ (33)		$ (7)	$ (5)	—

Impact of 20% adverse change	(66)		(15)	(10)	—

Discount rate	13.0-30.0	%(e)	4.1-5.5%	5.9%	4.0-16.7%

Impact of 10% adverse change	$ (25)		$ (1)	$ (2)	$ (2)

Impact of 20% adverse change	(48)		(2)	(3)	(3)

(a)	Includes approximately $386 million of retained interests resulting from the acquisition of Advanta’s mortgage operations.

(b)	Unrealized gains recorded in Stockholders’ equity that relate to these retained interests totaled $168.5 million, $1.1 million and $11.4 million for residential mortgage, credit card and automobile securitizations, respectively.

(c)	Not applicable since these retained interests are not subject to prepayment risk.

(d)	Not applicable as modeling assumptions for predominately all of the commercial retained interests consider overcollateralization coverage and cash collateralized credit default swaps.

(e)	During the second quarter of 2002, the Firm sold certain residual interests of approximately $85 million from subprime mortgage securitizations via Net Interest Margin (“NIM”) securitizations. The Firm retained residual interests in the NIM securitizations of approximately $12 million that are valued using a 30% discount rate.
CPR — Constant prepayment rate WAC/WAM — Weighted average coupon/weighted average maturity

The sensitivity analysis in the preceding table is hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% and 20% variation in assumptions generally cannot easily be extrapolated because the relationship between the change in the assumptions to the change in fair value may not be linear. Also, in this table, the effect that a change in a particular assumption may have on the fair value is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

Part I
Item 1 (continued)

The table below presents information about delinquencies, net credit losses, and components of reported and securitized financial assets:

			Loans 90 days or		Net
Type of loan	Total loans		more past due		charge-offs

	June 30	Dec. 31	June 30	Dec. 31	Year-to-Date
(in millions)	2002	2001	2002	2001	2002	2001

Mortgage(a)	$73,797	$82,546	$899	$933	$154	$103

Credit card	48,535	40,811	980	928	1,425	966

Auto	32,138	28,950	112	129	75	61

Other(b)	7,014	8,096	91	115	90	88

Consumer loans	161,484	160,403	2,082	2,105	1,744	1,218

Commercial loans	105,820	107,468	2,588	2,046	613	360

Total loans reported and securitized(c)	267,304	267,871	4,670	4,151	2,357	1,578

Less: Loans securitized(a)(d)	(55,218)	(50,427)	(1,135)	(1,134)	(783)	(606)

Reported	$212,086	$217,444	$3,535	$3,017	$1,574	$972

(a)	Delinquency information for securitized mortgage loans has been restated to reflect the inclusion of loans in bankruptcy and foreclosure.

(b)	Includes foreign consumer loans.

(c)	Total loans reported and securitized represents both loans on the balance sheet and loans that have been securitized, but excludes loans for which the Firm’s only continuing involvement is servicing of the assets.

(d)	Total assets held in securitization-related SPEs, as of June 30, 2002, totaled $88.3 billion (see Note 1 on page 7). The $55.2 billion of loans securitized excludes: $21.7 billion of securitized loans for which the Firm’s only continuing involvement is the servicing of the assets; $5.5 billion of seller’s interests in credit card master trusts (which are recorded as loans on the Firm’s balance sheet); $5.1 billion of Providian Master Trust receivables (which receivables are reflected on the Firm’s balance sheet until paid off or revolve into new receivables sold to investors); and $0.8 billion of escrow accounts and other assets.

NOTE 9 – MORTGAGE SERVICING RIGHTS
 For a further description of mortgage servicing rights (“MSR”), see Note 10 of the 2001 Annual Report. The following table summarizes the changes in residential MSRs.

(in millions)	Six Months

	2002		2001

Balance at Beginning of Period	$6,579		$6,362

Additions	1,100		1,848

Sales	—		(83)

SFAS 133 Hedge Valuation Adjustments	(1,209)		(81)

Amortization	(667)		(499)

Change in Valuation Allowance	(114)		(474)

Balance at June 30,	$5,689		$7,073

Estimated Fair Value at June 30,	$5,689

Weighted-Average Prepayment Speed Assumption	16.72	% CPR

Weighted-Average Discount Rate	8.20%
CPR – Constant Prepayment Rate

The carrying value of MSRs is sensitive to changes in interest rates, including the effect of interest rates on prepayment speeds. The Firm offsets interest rate risk exposure by designating certain interest rate derivatives (e.g., a combination of swaps, swaptions and floors that produces an interest rate profile opposite to the MSRs) as fair value hedges of specified MSRs under SFAS 133. SFAS 133 hedge accounting allows the carrying value of the hedged MSRs to be adjusted through earnings in the same period that the change in value of the hedging derivatives is recognized through earnings. Both of these valuation adjustments are recorded in the mortgage servicing fees component within Fees and Commissions. For a further discussion on derivative instruments and hedging activities, see Note 16 on page 16.

AFS securities and certain “nonhedge” derivatives are also used to manage the risk exposure of the MSRs. These instruments are accounted for as stand-alone instruments as AFS securities do not qualify as hedges under SFAS 133 and the derivatives have not been designated by management as hedging derivatives. Accordingly, the securi-

Part I
Item 1 (continued)

ties are accounted for as available-for-sale securities under SFAS 115 and the “nonhedge” derivatives are accounted for as trading derivatives. Gains and losses on these instruments are recognized in earnings in Securities Gains (Losses) (i.e., realized gains/losses on securities sold) and Trading Revenue, respectively. Unrealized gains/losses on AFS securities are reported in Other Comprehensive Income.

For the six months ended June 30, 2002, the decrease in revenue resulting from SFAS 133 valuation adjustments of $1,209 million and the change in the valuation allowance due to impairment of $114 million totaled $1,323 million. These losses were more than offset by total gains of $1,440 million relating to a combination of derivative gains, including those that qualify as SFAS 133 hedges, and realized gains from sales of AFS securities.

For the six months ended June 30, 2001, the decrease in revenue resulting from SFAS 133 valuation adjustments of $81 million and the change in the valuation allowance due to impairment of $474 million totaled $555 million. These losses were offset by total gains of $380 million relating to a combination of derivative gains, including those that qualify as SFAS 133 hedges, and realized gains from sales of AFS securities.

NOTE 10 – SUBORDINATED DEFERRABLE INTEREST DEBENTURES
 At June 30, 2002, 12 wholly-owned Delaware statutory business trusts established by JPMorgan Chase had issued an aggregate $5,439 million in capital securities, net of discount. For a discussion of the business trusts, see Note 11 in JPMorgan Chase’s 2001 Annual Report and Note 9 of JPMorgan Chase’s March 31, 2002 Form 10-Q. There were no issuances or redemptions of capital securities during the second quarter 2002.

NOTE 11 – PREFERRED STOCK OF SUBSIDIARY
 On February 28, 2002, Chase Preferred Capital Corporation redeemed all 22 million outstanding shares of its 8.10% cumulative preferred stock, Series A, at a redemption price per share of $25 plus accrued and unpaid dividends.

NOTE 12 – EARNINGS PER SHARE
 For a discussion of JPMorgan Chase’s earnings per share (“EPS”), see Note 15 of the 2001 Annual Report. For the calculation of basic and diluted EPS for the second quarter and six months ended June 30, 2002 and 2001, see Exhibit 11 on page 63.

NOTE 13 – COMPREHENSIVE INCOME
 Comprehensive income is composed of net income and other comprehensive income, which includes the after-tax change in unrealized gains and losses on AFS securities, cash flow hedging activities and foreign currency translation adjustments.

	Six Months Ended June 30, 2002
(in millions)
	Unrealized			Cash	Accumulated Other
	Gains (Losses)	Translation		Flow	Comprehensive
	on AFS Securities(a)	Adjustments		Hedges	Income (Loss)

Beginning Balance	$(135)	$(2)		$(305)	$(442)

Net Change during Period	425 (b)	1	(c)	95 (e)	521

Ending Balance	$290	$(1	)(d)	$(210)	$79

	Six Months Ended June 30, 2001

	Unrealized			Cash		Accumulated Other
	Gains (Losses)	Translation		Flow		Comprehensive
	on AFS Securities(a)	Adjustments		Hedges		Income (Loss)

Beginning Balance	$(244)	$3		$—		$(241)

Net Change during Period	(457)	(9	)(c)	(127	)(e)	(593)

Ending Balance	$(701)	$(6	)(d)	$(127)		$(834)

(a)	Primarily represents the after-tax difference between the fair value and amortized cost of the available-for-sale securities portfolio.

(b)	The gains are due primarily to declining rates in the second quarter and a repositioning of the portfolio.

(c)	At June 30, 2002, includes $148 million of after-tax net gains on foreign currency translation from operations for which the functional currency is other than the U.S. dollar, which are offset by $147 million of after-tax net losses on hedges. At June 30, 2001, includes $313 million of after-tax net losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar, which are offset by $304 million of after-tax net gains on hedges.

(d)	Includes after-tax gains and losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar.

(e)	At June 30, 2002, includes $33 million of after-tax losses reclassified to income and $62 million of after-tax gains representing the net change in derivative fair values that were recorded in comprehensive income. At June 30, 2001, includes $16 million of after-tax losses reclassified to income and $143 million of after-tax losses representing the net change in derivative fair values and the impact of the adoption of SFAS 133 that were recorded in comprehensive income.

Part I
Item 1 (continued)

NOTE 14 – CAPITAL
 For a discussion of the calculation of risk-based capital ratios, see Note 21 of JPMorgan Chase’s 2001 Annual Report.

The following table presents the risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries. At June 30, 2002, the Firm and each of its depository institutions, including those listed in the table below, were “well-capitalized” as defined by banking regulators.

		Significant Banking Subsidiaries
June 30, 2002
(in millions, except ratios)	JPMorgan Chase(a)	JPMorgan Chase Bank	Chase USA

Tier 1 Capital	$38,949	$32,361	$3,850

Total Capital	55,893	43,487	5,595

Risk-Weighted Assets (b)	441,623	369,414	38,597

Adjusted Average Assets	723,566	569,656	33,325

Tier 1 Capital Ratio	8.82%	8.76%	9.97%

Total Capital Ratio	12.66%	11.77%	14.50%

Tier 1 Leverage Ratio	5.38%	5.68%	11.55%

(a)	Assets and capital amounts for JPMorgan Chase’s banking subsidiaries reflect intercompany transactions, whereas the respective amounts for JPMorgan Chase reflect the elimination of intercompany transactions.

(b)	Risk-weighted assets include off-balance sheet risk-weighted assets in the amounts of $154,897 million, $143,091 million and $6,880 million, respectively.

NOTE 15 – COMMITMENTS AND CONTINGENCIES
 For a discussion of legal proceedings, see Part II, Item 1 of this Form 10-Q.

NOTE 16 – ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
 The majority of JPMorgan Chase’s derivatives are entered into for trading purposes. Certain of the Firm’s trading-related derivatives may have the effect of providing financing to customers. The Firm also uses derivatives as an end user to hedge market exposures, modify the interest rate characteristics of related balance sheet instruments or meet longer-term investment objectives. Both trading and end-user derivatives are recorded in trading assets and liabilities. For further discussion of the Firm’s use of derivative instruments, see Note 24 and page 51 of the JPMorgan Chase 2001 Annual Report.

The following table presents derivative instrument and hedging related activities for the periods indicated.

	Second Quarter		Six Months

(in millions)	2002	2001	2002	2001

Fair Value Hedge Ineffective Net Gains (a)	$146	$70	$241	$76

Cash Flow Hedge Ineffective Net Gains (Losses) (a)	(1)	1	(1)	(3)

Cash Flow Hedging Gains on Forecasted Transactions that Failed to Occur	—	—	—	40	(b)

(a)	Includes ineffectiveness and the components of hedging instruments that have been excluded from the assessment of hedge effectiveness.

(b)	Represents recognized gains in net interest income for cash flow hedges of AFS security purchases that were discontinued because the forecasted transaction failed to occur.

Part I
Item 1 (continued)

NOTE 17 – OFF-BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS
JPMorgan Chase utilizes lending-related financial instruments as one method by which to meet the financing needs of its customers. JPMorgan Chase issues commitments to extend credit, standby letters of credit and guarantees and also provides securities-lending services to its customers. For lending-related financial instruments, the contractual amount of the financial instrument represents the maximum potential credit risk to JPMorgan Chase if the counterparty does not perform according to the terms of the contract. A large majority of these commitments expire without being drawn upon. As a result, total contractual amounts are not representative of the Firm’s actual future liquidity requirements.

As with on-balance sheet extensions of credit, management computes specific and expected loss components as well as a residual component for off-balance sheet lending-related commitments. At June 30, 2002 and December 31, 2001, the Allowance for credit losses related to off-balance sheet lending-related commitments, which is reported in Other liabilities, was $281 million and $282 million, respectively.

The following table summarizes the contractual amounts relating to JPMorgan Chase’s off-balance sheet lending-related financial instruments at June 30, 2002 and December 31, 2001:

	June 30,	December 31,
(in millions)	2002	2001

Credit card lines	$125,297	$104,785

Other unfunded commitments to extend credit (a)(b) (c) (d)	207,595	204,397

Standby letters of credit and guarantees(a) (c)	39,846	41,163

Other letters of credit(a)	3,125	2,151

Customers’ securities lent	116,535	111,167

(a)	Net of risk participations totaling $17,980 million and $13,935 million at June 30, 2002 and December 31, 2001, respectively.

(b)	Unused advised lines of credit totaling $17,827 million at June 30, 2002 and $19,229 million at December 31, 2001 are not included within these commitments.

(c)	See Note 1 of this Form 10-Q for information on commitments to SPEs.

(d)	Includes both commercial and consumer unfunded commitments.

NOTE 18 – FAIR VALUE OF FINANCIAL INSTRUMENTS
For a discussion of JPMorgan Chase’s fair value methodologies, see Note 27 of JPMorgan Chase’s 2001 Annual Report. The following table presents the financial assets and liabilities valued under SFAS 107.

	June 30, 2002			December 31, 2001

	Carrying	Estimated	Appreciation/	Carrying	Estimated	Appreciation/
(in billions)	Value	Fair Value	(Depreciation)	Value	Fair Value	(Depreciation)

Total Financial Assets	$723.4	$729.7	$6.3	$678.0	$684.0	$6.0

Total Financial Liabilities	$696.9	$697.4	(0.5)	$651.4	$652.3	(0.9)

Estimated Fair Value in Excess of Carrying Value			$5.8			$5.1

The Firm estimates the fair value of its commitments to extend credit based on the primary market prices to originate new commitments at June 30, 2002. The primary market prices to originate new commitments at the reporting date are used to estimate fair value since these are the prices at which the commitments would currently be originated. It is the change in current prices relative to the original prices that provides the estimate of the fair value of the contracts.

NOTE 19 – SEGMENT INFORMATION
JPMorgan Chase is organized into five major businesses: Investment Bank, Treasury & Securities Services, Investment Management & Private Banking, JPMorgan Partners and Retail & Middle Market Financial Services. These businesses are segmented based on the products and services provided, or the type of customer serviced, and reflect the manner in which financial information is currently evaluated by the Firm’s management. For a further discussion concerning JPMorgan Chase’s business segments, see Segment Results in the Management’s Discussion and Analysis (“MD&A”) section of this Form 10-Q on pages 26 through 36.

JPMorgan Chase uses Shareholder Value Added (“SVA”) and Operating Earnings as its principal measures of franchise profitability. A 12% cost of capital is used for all businesses except JPMorgan Partners, which has a 15% cost of capital. See Segment Results in the MD&A on page 28 and Note 29 of JPMorgan Chase’s 2001 Annual Report for a further discussion of performance measurements and policies for cost allocation. The following table provides the Firm’s segment results for second quarter and six months 2002 and 2001.

Part I
Item 1 (continued)

		Treasury &	Investment Management		Retail & Middle Market	Corporate/
	Investment	Securities	& Private	JPMorgan	Financial	Reconciling
(in millions, except ratios)	Bank	Services	Banking	Partners	Services	Items (a)	Total

Second Quarter 2002

Operating Revenue (b)	$3,093	$985	$691	$(179)	$3,504	$(186)	$7,908

Intersegment Revenue (b)	(38)	44	27	—	(7)	(26)	—

Operating Earnings (Loss)	485	177	118	(165)	686	(122)	1,179

Average Managed Assets (c)	503,526	18,321	32,989	10,153	179,483	15,763	760,235

SVA	(75)	84	(64)	(372)	368	2	(57)

Return on Common Equity(d)	10.4%	22.9%	7.8%	NM	26.0%	NM	11.4%

Second Quarter 2001

Operating Revenue (b)	$3,711	$962	$789	$(886)	$2,769	$(123)	$7,222

Intersegment Revenue (b)	41	50	32	(12)	(5)	(106)	—

Operating Earnings (Loss)(e)	785	152	116	(610)	428	(85)	786

Average Managed Assets (c)	506,204	18,558	33,329	12,235	168,023	14,145	752,494

SVA	217	60	(73)	(860)	148	27	(481)

Return on Common Equity(d)	16.7%	19.8%	7.3%	NM	18.5%	NM	7.4%

Six Months 2002

Operating Revenue (b)	$6,701	$1,919	$1,420	$(482)	$6,658	$(389)	$15,827

Intersegment Revenue (b)	(87)	79	61	2	(10)	(45)	—

Operating Earnings (Loss)	1,235	322	243	(413)	1,219	(277)	2,329

Average Managed Assets (c)	485,422	17,352	33,835	10,375	179,509	23,885	750,378

SVA	107	140	(117)	(833)	593	(6)	(116)

Return on Common Equity(d)	13.2%	21.4%	8.1%	NM	23.5%	NM	11.4%

Six Months 2001

Operating Revenue (b)	$8,034	$1,915	$1,592	$(799)	$5,448	$(402)	$15,788

Intersegment Revenue (b)	3	95	61	13	3	(175)	—

Operating Earnings (Loss)(e)(f)	1,812	314	217	(614)	854	(270)	2,313

Average Managed Assets (c)	508,469	17,831	34,038	12,940	164,534	12,286	750,098

SVA	643	135	(165)	(1,131)	310	12	(196)

Return on Common Equity(d)	18.7%	21.2%	6.7%	NM	18.9%	NM	11.0%

(a)	Corporate/Reconciling Items includes Support Units and the effect remaining at the corporate level after the implementation of management accounting policies.

(b)	Operating Revenue includes Intersegment Revenue, which includes intercompany revenue and revenue sharing agreements, net of intersegment expenses. Transactions between business segments are primarily conducted at fair value.

(c)	Excludes the impact of credit card securitizations.

(d)	Based on annualized amounts.

(e)	Previously reported operating earnings for 2001 have been adjusted by adding back amortization of goodwill to make 2001 results comparable with 2002.

(f)	Excludes the after-tax impact of SFAS 133 cumulative transition adjustment for the Investment Bank ($19) million, Retail & Middle Market Financial Services ($3) million and Corporate ($3) million.

NM – Not meaningful.

The table below presents a reconciliation of the combined segment information to the Firm’s reported net income as included in the Consolidated Statement of Income.

	Second Quarter		Six Months

(in millions)	2002	2001	2002	2001

Consolidated Operating Earnings	$1,179	$786	$2,329	$2,313

Amortization of Goodwill, Net of Taxes(a)	—	(96)	—	(187)

Special Items and Restructuring Costs	(151)	(312)	(319)	(524)

Net Effect of Change in Accounting Principle	—	—	—	(25)

Consolidated Net Income(a)	$1,028	$378	$2,010	$1,577

(a)	Reported net income for the first quarter of 2002 reflects the adoption of SFAS 142 and, accordingly, the Firm ceased amortizing goodwill effective January 1, 2002. There was no impairment of goodwill upon adoption of SFAS 142. Previously reported operating earnings for 2001 have been adjusted by adding back amortization of goodwill to report 2001 results on a basis comparable with 2002.

Part I
Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
	Reported

	Second Quarter					Six Months

(in millions, except		Over/(Under)					Over/(Under)
per share and ratio data)	2002	1Q 2002		2Q 2001		2002	2001

Revenue	$7,574	—%			9%	$15,172	(1)%

Noninterest Expense	5,194	(3)			(11)	10,552	(11)

Provision for Loan Losses	821	9		56		1,574	62

Net income	1,028	5		172		2,010	27

Earnings per share (“EPS”) – diluted	0.50	4		178		0.99	30

Return on average common equity (“ROCE”)	10.0%	30	bp	650	bp	9.8%	230bp

Tier 1 Capital Ratio	8.8%	20	bp	10	bp

Total Capital Ratio	12.7	20		50

Tier 1 Leverage	5.4	—		—

bp — Denotes basis points; 100 bp equals 1%.

Financial Highlights – Reported Basis: Reported net income was $1,028 million, or $0.50 per share, in the second quarter of 2002 compared with $982 million, or $0.48 per share, in the first quarter of 2002 and $378 million, or $0.18 per share, in the second quarter of 2001. For the first six months of 2002, reported net income was $2,010 million, or $0.99 per share, compared with $1,577 million, or $0.76 per share, in the same period last year.

Total revenue of $7.6 billion in the second quarter of 2002 was flat versus the immediately preceding quarter but 9% above the second quarter of last year. The current quarter reflected the strong results of the retail business, particularly the mortgage businesses, and lower losses on private equity investments. These were partially offset by a decline in trading revenue driven by lower positioning gains taken in fixed income, primarily in emerging markets and U.S. interest rate markets, in the latter part of the quarter and lower investment banking fees as a result of lower market volumes. In comparison with the second quarter of last year, the increase of 9% was principally attributable to the significant improvement in the results of the private equity investments. Last year included larger write-downs on several technology, media and telecommunications investments.

For the first half of 2002, total revenue of $15.2 billion was comparatively flat with last year’s year-to-date level. The decline in trading revenue and investment banking fees was offset by reductions in private equity losses and strong results of the retail business.

Total noninterest expenses of $5.2 billion in the second quarter of 2002 declined from both comparable periods. The decline of 3% from the 2002 first quarter was due to lower incentives related to the decrease in revenues, and the cost of the first quarter settlement with Sumitomo Corporation. The decline of 11% from the second quarter of last year was attributable to lower compensation expense as a result of merger-related savings, as well as the implementation of expense management initiatives, which included the right-sizing of resources in response to lower market activity. In addition, the current quarter reflected lower merger and restructuring expenses and the effect of the adoption of SFAS 142, which reduced the amortization of intangibles.

On a year-to-date basis, total expense of $10.6 billion in 2002 was 11% lower than last year, reflecting the expense management initiatives, lower merger and restructuring costs and cessation of amortization of goodwill.

Provision for loan losses for the 2002 second quarter was up 9% from the first quarter of this year and 56% above the second quarter of 2001. The increase from a year ago resulted from the slowdown in the economy, which unfavorably affected both the commercial and consumer loan portfolios. In addition, the increases from both periods were affected by the acquisition of the Providian Master Trust in February 2002. For the first half this year, the provision of $1.6 billion was 62% higher than last year’s equivalent period, reflecting the impact of the slowdown in the economy and the Providian acquisition.

Part I
Item 2 (continued)

Summary of Segment Results
In addition to analyzing the Firm’s results on a reported basis management utilizes “operating basis” to assess each of its businesses. For additional information and a reconciliation between the Firm's reported and operating results see pages 26-27 of this Form 10-Q.

Operating results for the 2002 second quarter were comparable with the 2002 first quarter. Operating earnings were $1,179 million in the second quarter 2002, compared with $1,150 million in the first quarter of 2002 and $786 million one year ago. Operating earnings for 2001 have been increased by adding back amortization of goodwill to present 2001 results on a basis comparable with the results for 2002, which include the impact of the implementation on January 1, 2002 of SFAS 142. Positives for the quarter included:

•	Strong revenue growth at Retail & Middle Market Financial Services. Operating earnings for the 2002 second quarter were $686 million, a 29% increase from the 2002 first quarter and a 60% increase from the second quarter of 2001. The increase in revenue was driven by high production volumes across all the consumer credit businesses and low interest rates.
•	Market share gains at the Investment Bank. These gains demonstrate the value of the Firm’s broad investment banking model. During the second quarter of 2002, the Firm ranked #1 in global announced M&A, #6 in U.S. and global equity and equity-related underwriting, and #2 in U.S. investment grade bond underwriting and continued to rank #1 in global loan syndication. Despite market share gains, the overall weakness in the capital markets resulted in revenue declines compared with prior quarters.
•	Record operating earnings at Treasury & Securities Services. Operating earnings increased to $177 million, 22% higher than the first quarter of 2002 and 16% higher than the second quarter of 2001. In addition, as a result of the business’ continued focus on expenses, the overhead ratio was 72% for the 2002 second quarter, compared with 76% for each of the 2002 first quarter and the second quarter of 2001.
•	Credit costs, which remained high, were stable. Nonperforming assets were essentially flat with the 2002 first quarter ($4.4 billion at June 30, 2002, compared with $4.3 billion at March 31, 2002, in each case including $1.13 billion of nonperforming assets related to the Enron surety receivables and letter of credit which are the subject of litigation with credit-worthy entities). Although the commercial loan portfolio remained under pressure, particularly in the telecom and cable sectors of the portfolio, consumer credit improved with positive trends in the second quarter of 2002 in 30-, 60-, and 90-day delinquencies in credit cards and lower loss ratios at Auto Finance.

Nevertheless, the weak capital markets environment negatively affected, in varying degrees, many of the Firm’s segments. Operating revenues at the Investment Bank, at $3.1 billion, were 14% lower than the 2002 first quarter and 17% lower than the 2001 second quarter. Operating revenues at Investment Management & Private Banking were 5% lower than the 2002 first quarter and 12% lower than the second quarter of 2001 primarily as a result of continued declines in global equity markets valuations and lower investment activity levels. JPMorgan Partners had a private equity loss of $125 million, reflecting limited exit opportunities, constrained availability for financing and a private equity market that continues to be unsettled.

Looking forward, the current crisis in confidence among investors suggests a decline in market activity in the second half of the year, leading to continued pressure on revenues and credit costs. Revenues at Retail & Middle Market Financial Services may be lower in the remaining quarters of the year than the second quarter because of the strong hedge gains recognized in the 2002 second quarter on mortgage servicing rights (“MSR”). Sluggish M&A, equity underwriting and overall trading opportunities will continue to affect negatively revenues at the Investment Bank. Continuing pressures in the commercial portfolio, particularly in the telecommunications (“telecom”) and cable segments of that portfolio, may cause commercial credit costs and nonperforming assets to increase further during the latter half of the year. The anticipated improvement in the consumer credit portfolio may partially offset the anticipated higher credit costs in the commercial portfolio.

In this environment, strong financial and capital discipline will remain a priority of the Firm. The Tier 1 capital ratio at June 30, 2002 was 8.8%, compared with 8.3% at December 31, 2001. Management does not intend to resume stock repurchases until earnings of the Firm improve and generation of internal capital accelerates. Expense discipline is ongoing and management continues to target operating expenses for full year 2002 to be lower than full year 2001. Management continues to believe these actions will enable the Firm to produce higher returns when the economy recovers.

Part I
Item 2 (continued)

RESULTS OF OPERATIONS

The following section provides a discussion of JPMorgan Chase’s results of operations on a reported basis.

Revenues	Second Quarter			Six Months

		Over/(Under)			Over/(Under)
(in millions)	2002	1Q 2002	2Q 2001	2002	2001

Investment Banking Fees	$785	4%	(16)%	$1,540	(18)%

Trading Revenue	731	(44)	(42)	2,030	(38)

Fees and Commissions	2,885	12	17	5,469	19

Private Equity:

Realized Gains (Losses)	(10)	—	78	(20)	NM

Unrealized Gains (Losses)	(115)	50	85	(343)	68

Securities Gains	124	9	85	238	(54)

Other Revenue	292	86	4	449	(16)

Net Interest Income	2,882	(2)	4	5,809	12

Total Revenue	$7,574	—	9	$15,172	(1)

Investment Banking Fees
Investment banking fees of $785 million in the second quarter of 2002 declined 16% from the 2001 second quarter but increased slightly from the first quarter of 2002. The decline was principally attributable to the continuing weakness in the capital markets, especially mergers and acquisitions. Advisory revenues in the second quarter of 2002 were $189 million, a decline of 39% from the second quarter of 2001. Market share gains in equity underwriting increased underwriting revenue although equity underwriting volumes remained at depressed levels. The market environment also unfavorably affected, to a lesser extent, the volume of debt underwriting and loan syndication transactions in 2002, with fees related to these activities declining slightly from last year.

Capital markets continue to be weak and there continues to be a low level of deals in the pipeline. (For additional information on investment banking fees, see the Investment Bank segment discussion on page 29.)

Investment Banking Fees	Second Quarter			Six Months

		Over/(Under)			Over/(Under)
(in millions)	2002	1Q 2002	2Q 2001	2002	2001

Advisory	$189	(1)%	(39)%	$380	(41)%

Underwriting and Other Fees	596	6	(4)	1,160	(5)

Total	$785	4	(16)	$1,540	(18)

Trading Revenue
In the second quarter of 2002, trading revenue of $731 million declined 42% from 2001 second quarter and 44% from first quarter of this year. The declines from both periods reflected lower positioning gains taken in fixed income, primarily in emerging markets and U.S. interest rate markets, and lower equity derivative trading revenues compared with the second quarter of 2001 driven by difficult market conditions. As more Nasdaq-market trades are effected in 2002 on a commission basis (rather than based on the bid/offer spread), more of the revenues derived from such trades will be recorded in Brokerage and investment services (rather than in Trading revenues, as had been previously).

Difficult market conditions in both fixed income and equities have continued into the early part of the third quarter, resulting in an overall lower trading revenue environment compared with the second quarter.

	Second Quarter			Six Months

Trading Revenue		Over/(Under)			Over/(Under)
(in millions)	2002	1Q 2002	2Q 2001	2002	2001

Equities	$221	(13)%	(56)%	$475	(56)%

Fixed Income and Other	510	(51)	(33)	1,555	(29)

Total	$731	(44)	(42)	$2,030	(38)

Part I
Item 2 (continued)

Fees and Commissions
Fees and commissions for second quarter 2002 increased 17% and 12% from the second quarter 2001 and the first quarter 2002, respectively. The table below provides the significant components of fees and commissions.

	Second Quarter			Six Months

		Over/(Under)			Over/(Under)
(in millions)	2002	1Q 2002	2Q 2001	2002	2001

Investment Management, Custody and Processing Services	$981	(1)%	(1)%	$1,973	(2)%

Credit Card Revenue	669	14	44	1,256	40

Brokerage and Investment Services	333	10	8	637	(5)

Mortgage Servicing Fees, Net of Amortization and Write-downs	257	NM	NM	305	NM

Other Lending-Related Service Fees	128	(2)	5	258	2

Deposit Service Charges	273	(6)	6	563	16

Other Fees	244	5	—	477	8

Total	$2,885	12	17	$5,469	19

Investment Management, Custody and Processing Services
Investment management, custody and processing services fees were relatively flat when compared with both the second quarter of last year and the first quarter of 2002. Investment management fees declined from the 2002 first quarter as a result of the decrease in the value of equity-related assets under management. The decline in investment management fees was partly offset by positive retail mutual fund flows. Custody and processing services increased slightly from the first quarter of 2002 due to new business wins and higher securities lending volume, partly related to the traditional increase in business volume during the second quarter dividend season, which is driven by overseas companies paying annual or semi-annual dividends. (For additional information on these fees, see the Investment Management & Private Banking and the Treasury & Securities Services segment discussions on pages 33 and 30, respectively.)

Credit Card Revenue
Credit card revenue rose 44% from the second quarter of 2001 and 14% from the first quarter of 2002. The increase over the 2001 second quarter primarily reflected the increase in securitization revenues related to the additional $9 billion of average securitized assets, including the Providian Master Trust assets acquired in February 2002. Also contributing to the increase from last year was higher balance consolidation fees benefitting from the more active marketing programs. In comparison with the first quarter of 2002, the increase was driven by the higher securitization revenues as a result of the additional $4 billion of average securitized assets in the second quarter, as well as the full-quarter impact of Providian. For a discussion of the treatment of the accounting for securitizations, see page 26.

Brokerage and Investment Services
In the second quarter of 2002, brokerage and investment services rose 8% and 10% from the 2001 second quarter and the 2002 first quarter, respectively. The increases included the impact of more Nasdaq-market trades being effected, in 2002 on a commission basis (rather than based on the bid/offer spread). The increases also reflected the reclassification of certain commissions that were previously recorded in trading revenue.

Mortgage Servicing Fees
Mortgage Servicing fees of $257 million in the 2002 second quarter increased significantly from both the 2001 second quarter and the first quarter of this year principally due to the net positive results of servicing risk management activities relating to the hedging of the value of mortgage servicing rights recorded on the balance sheet. The current quarter net positive results from servicing risk management were driven by very high mortgage-swap spreads and a favorable interest rate environment. At June 30, 2002, the volume of mortgages serviced at Home Finance stood at $436 billion compared with $409 billion at the same period last year and $426 billion at March 31, 2002.

The Firm offsets its mortgage servicing right interest rate (prepayment) risk exposure by designating certain interest rate derivatives as fair value hedges. The results of these hedges and the adjustments of the carrying value of the MSRs under SFAS 133 are recorded in mortgage servicing fees. The results of these fair value hedges more than offset the SFAS 133 MSR valuation adjustment. AFS securities and nonhedge derivatives are also used to manage the risk exposure of the MSRs (for a further discussion see Note 9 on page 14).

Item 2 (continued)

Other Lending-Related Service Fees
Other lending-related fees in the second quarter of 2002 were up 5% from the second quarter of 2001 primarily due to the growth in the auto loan servicing volume at Auto Finance.

Deposit Service Charges
Deposit service charges in the second quarter of 2002 increased 6% from the second quarter of 2001, and declined 6% from the first quarter of 2002. The increase was driven by the impact of lower interest rates, which reduced the value of compensating deposit balances and increased the fees customers pay for deposit services. The decrease from first quarter of 2002 reflected lower account activities. On a year-to-date basis, the increase of 16% from last year was driven by lower interest rates, as well as by higher transaction volume.

Other Fees
Other fees of $244 million in the 2002 second quarter were flat from last year’s second quarter but increased 5% from the 2002 first quarter. The current quarter included the full-quarter impact of the credit card-related debt management fees of the Providian Master Trust and the servicing fees associated with Systems & Services Technology (a company engaged in subservicing activities acquired in January 2002 by Institutional Trust Services). These fees were partly offset by lower insurance commissions and volume declines in various other processing transaction businesses.

Private Equity Gains
Private equity investments of the Firm recorded losses of $125 million in the second quarter of 2002, an improvement of 85% from the second quarter of last year and 47% from the first quarter of 2002.

The recovery in private equity investment gains will be dependent upon the return to more favorable conditions for exiting investments. The current outlook for the second half of the year is for the continuation of the current market environment, with initial public offerings and high-yield financing still at minimum levels, mergers and acquisitions activity slow and continued write-downs in the telecommunications, media and telecom sectors (“TMT”). (For a further discussion of the Firm’s private equity results, see the JPMP line of business results on page 34 of this Form 10-Q.) The table below provides a comparison to prior periods of realized and unrealized gains and losses.

(in millions)				Six Months

Realized Gains (Losses):	2Q 2002	1Q 2002	2Q 2001	2002	2001

Cash Gains	$111	$167	$100	$278	$576

Write-Offs	(121)	(177)	(146)	(298)	(210)

Subtotal	(10)	(10)	(46)	(20)	366

Unrealized Gains (Losses):

Public mark-to-market	(20)	(177)	80	(197)	8

Private write-downs	(95)	(51)	(863)	(146)	(1,076)

Subtotal	(115)	(228)	(783)	(343)	(1,068)

Private Equity Gains (Losses)	$(125)	$(238)	$(829)	$(363)	$(702)

Securities Gains
Securities gains of $124 million in the second quarter of 2002 were up 85% from the 2001 second quarter. The increase reflected gains on sales of mortgage-backed and other asset-backed securities in the portfolios of the Investment Bank and Home Finance.

The decline from last year on a year-to-date basis primarily reflected last year’s $315 million gain on the sale of securities that were used as economic hedges for the value of mortgage servicing rights at Home Finance. During the first half of 2001, the value of the available-for-sale securities in the portfolio of Home Finance rose substantially as a result of declining rates during that period.

Other Revenue

	Second Quarter			Six Months

		Over/(Under)			Over/(Under)
(in millions)	2002	1Q 2002	2Q 2001	2002	2001

Residential Mortgage Origination/ Sales Activities	$146	46%	(4)%	$246	(4)%

All Other Revenue	146	156	14	203	(26)

Other Revenue	$292	86	4	$449	(16)

Part I
Item 2 (continued)

The net gains of $146 million on residential mortgage originations, sales and securitizations of loans in the second quarter of 2002 declined slightly compared with second quarter of 2001 but rose 46% from the first quarter of 2002. Revenue for the six months 2002 declined slightly as a result of the lower volume of subprime loan securitizations, partially offset by higher gains on sales of prime loans and the effect of strong originations. (For additional information on mortgage-related revenue, see the Retail & Middle Market Financial Services segment discussion on page 31 and Note 8 on page 12.)

The decline in gains of securitized mortgage loans, despite the higher amount of mortgage loans securitized during the first six months of 2002 when compared to the same period in 2001 (as noted in Note 8 on page 12), is primarily due to the composition of mortgage securitizations. The first six months of 2002, when compared to the same period in 2001, included a higher volume of prime securitizations, which generally have a lower margin of gain than subprime mortgage securitizations. In addition, the subprime loans securitized in 2002 had a higher cost basis than the subprime loans securitized in 2001.

All other revenue of $146 million increased moderately from the second quarter of 2001 but was up 156% from the first quarter this year. The second quarter of 2002 reflected an increase in the net results of the corporate and bank-owned life insurance (COLI/BOLI). These insurance policies are purchased by the Firm for the purpose of partially defraying the costs of employee benefits and economically hedging deferred compensation costs. Also contributing to the increase in other revenue from the first quarter were the gains on the higher volume of securitizations of credit card receivables and commercial real estate loans, as well as write-downs in the 2002 first quarter of Latin American investments. The year-to-date decline of 26% from last year was primarily attributable to gains recognized in 2001 on the sale of several nonstrategic businesses in Texas and retail properties in New York.

Net Interest Income
Net interest income of $2.9 billion in the second quarter of 2002 rose slightly from the 2001 second quarter, and the $5.8 billion of net interest income for the first half of 2002 increased 12% from the equivalent period a year ago, reflecting the favorable impact of low interest rates and wider spreads. The low interest rate environment contributed to an increase in domestic consumer loans, such as credit card receivables and auto loans; also contributing to increased outstandings was the acquisition of the Providian portfolio in February of 2002.

NONINTEREST EXPENSE
Total noninterest expense for the quarter was $5.2 billion, down 11% from the second quarter of 2001 and slightly below the first quarter of this year. The decline from the 2001 second quarter was due to merger-related savings and expense management initiatives implemented in response to the weak market environment, including lower compensation expense. Also contributing to the decline was the cessation of the amortization of goodwill as a result of the adoption of SFAS 142 and lower merger and restructuring costs related to actions announced before 2002. These factors were partially offset by incremental expenses related to the Providian acquisition and additional severance costs included in Compensation expense in 2002. The following table presents the components of noninterest expense.

Expenses	Second Quarter			Six Months

		Over/(Under)			Over/(Under)
(in millions)	2002	1Q 2002	2Q 2001	2002	2001

Compensation Expense	$2,761	(2)%	(9)%	$5,584	(12)%

Occupancy Expense	365	8	12	703	4

Technology and Communications Expense	629	(5)	(7)	1,294	(3)

Merger & Restructuring Costs	229	(10)	(52)	484	(40)

Amortization of Intangibles	92	33	(50)	161	(55)

Other Expense	1,118	(7)	(3)	2,326	1

Total Noninterest Expense	$5,194	(3)	(11)	$10,552	(11)

Compensation Expense
Compensation expense in the second quarter of 2002 was $2.8 billion, down 9% from last year’s second quarter and slightly lower than the 2002 first quarter. The declines were the result of the alignment of incentives with the decrease in revenues, as well as the reduction in the number of full-time equivalent employees in businesses affected by the downturn in the economy, particularly the Investment Bank and Investment Management & Private Banking. This was partially offset by the impact of annual salary raises and new employees at expanding business segments, primarily at Retail & Middle Market Financial Services. Compensation expense in 2002 included severance costs of $97 million in the second quarter and $67 million in the first quarter. (In 2001, severance costs associated with the merger and other previously announced restructuring programs were recorded within the restructuring line and not in Compensation expense.)

Part I
Item 2 (continued)

The Firm had 95,878 full-time equivalent employees at June 30, 2002, compared with 97,224 at June 30, 2001 and 96,938 at March 31, 2002. The decline in the number of employees was attributable to reductions at the Investment Bank, Investment Management & Private Banking and Corporate and Support business segments, partially offset increases at Retail & Middle Market Financial Services and Treasury & Securities Services.

Occupancy Expense
 Occupancy expense in the 2002 second quarter rose 12% from the second quarter of 2001 and 8% from the first quarter of this year. The increases reflected the costs of the additional leased space in midtown Manhattan and New Jersey. In the second quarter of this year, certain staff that had been previously located in downtown Manhattan were relocated to these new locations. These costs were partly offset by the income received from subletting space at a property owned in downtown Manhattan.

Technology and Communications Expense
 In the second quarter of 2002, technology and communications expense of $629 million declined from the first quarter of this year and the 2001 second quarter. Expense management initiatives resulted in lower software and telecommunication expenses and lower other technology and equipment-related expenses, such as those associated with workstation leases and repair and maintenance. Also contributing to the decline were rebates received from outside vendors based on the volume of business sourced from them.

Merger and Restructuring Costs
 In the second quarter of 2002, merger and restructuring costs were $229 million, down 52% from the 2001 second quarter, and 10% lower than the first quarter of this year. Refer to the discussion of Compensation Expense above for a description of other severance costs incurred in 2002 and to Note 5 of this Form 10-Q and page 44 of JPMorgan Chase’s 2001 Annual Report.

Amortization of Intangibles
 Amortization of intangibles of $92 million included a $12 million impairment write-down on purchased credit card relationships related to a small credit card portfolio previously acquired. Amortization of intangibles declined 50% from last year’s second quarter but was 33% higher than the 2002 first quarter. The decline from last year primarily reflected the implementation of SFAS 142, which now requires a periodic review of goodwill for impairment rather than the amortization of goodwill on a monthly basis as was the case last year. In 2002, there were no impairments recognized on goodwill recorded on the balance sheet. The increase from the first quarter was attributable to the amortization of Providian Master Trust’s credit card relationship intangibles. (For a further discussion of the amortization of intangibles and the expected level of expense for the remainder of the year, see Note 2 of this Form 10-Q.)

Other Expense
 In the second quarter of 2002, other expense was down slightly from each of the 2001 second quarter and the first quarter of this year. The following table presents the components of other expense.

	Second Quarter			Six Months

		Over/(Under)			Over/(Under)
(in millions)	2002	1Q 2002	2Q 2001	2002	2001

Professional Services	$311	1%	8%	$618	6%

Outside Services	240	(4)	9	489	10

Marketing	144	(1)	—	290	2

Travel and Entertainment	112	11	(18)	213	(18)

All Other	311	(23)	(14)	716	(3)

Total Other Expense	$1,118	(7)	(3)	$2,326	1

•	Professional services increased 8% from the second quarter of 2001 reflecting higher legal fees for several pending litigation matters at the Investment Bank. The second quarter of 2002 also included higher consultant expenses for various projects at Investment Management & Private Banking and JPMorgan Partners.

•	The increase in outside services of 9% from the 2001 second quarter was the result of the addition of Providian’s credit card servicing expenses, as well as higher home equity origination processing costs in connection with the increase in business volume.

Part I
Item 2 (continued)

•	Travel and entertainment was lower by 18% from the second quarter of last year due to the decrease in business volume and expense management initiatives at the Investment Bank. The increase from the 2002 first quarter was primarily associated with the growth in activities at certain business segments.

•	The decline in all other expenses from first quarter of 2002 reflected the settlement costs of the Sumitomo litigation in the first quarter.

PROVISION FOR LOAN LOSSES
 Provision for loan losses in the second quarter of 2002, when compared with the second quarter of 2001, increased 56% partly as a result of the addition of Providian. (See pages 38-43 for a discussion of charge-offs associated with the consumer and commercial loan portfolios and pages 43-44 for a discussion of the allowance for credit losses.)

INCOME TAXES
 In the second quarter of 2002, JPMorgan Chase recognized income tax expense of $531 million, compared with $207 million in the second quarter of 2001. The effective tax rates for the periods were 34% and 35%, respectively.

SEGMENT RESULTS

The Firm prepares its financial statements using U.S. generally accepted accounting principles (“GAAP”). The primary financial statements prepared in accordance with GAAP appear on pages 3-6 of this Form 10-Q. That presentation, which is referred to as “reported basis,” provides the reader with an understanding of the Firm’s results that can be consistently tracked from year to year and enables a comparison of the Firm’s performance with other companies’ GAAP financial statements.

In addition to analyzing the Firm’s results on a reported basis, management utilizes “operating basis” to assess each of its businesses and to measure overall Firm results against targeted goals. The definition of operating basis starts with the reported GAAP results and then excludes the impact of merger and restructuring costs and special items, which usually are significant nonrecurring gains or losses. Management generally defines “special items” as nonrecurring revenue or expense events of $50 million or more. Both restructuring charges and special items are viewed by management as transactions that are not part of the Firm’s normal daily business operations or are unusual in nature and are therefore not indicative of trends. Operating results in 2002 include the severance and related costs associated with management actions in light of slower market activity. For the second quarter and first six months of 2002, special items included $229 million and $484 million (pre-tax), respectively, in merger and restructuring expenses. For the second quarter and first six months of 2001, special items included $478 million and $806 million (pre-tax), respectively, in merger and restructuring expenses. The first six months of 2001 also included the cumulative effect of a transition adjustment of $(25) million (after-tax) related to the adoption of SFAS 133.

Operating results also exclude the impact of credit card securitizations. JPMorgan Chase periodically securitizes a portion of its credit card portfolio by selling a pool of credit card receivables to a trust, which issues securities to investors. When credit card receivables are securitized, the Firm ceases to accrue interest and credit costs on the receivables and, instead, receives fee revenue for continuing to service those receivables and fee revenue representing any interest and fees on the receivables in excess of the interest paid to investors, net credit losses and servicing fees. As a result, securitization does not affect JPMorgan Chase’s reported or operating net income; however, it does affect the classification of items in the Consolidated statement of income. The Firm also reports credit costs on a “retained” or “reported” basis and on a “managed” or “operating” basis. Credit costs on an operating basis are composed of the provision for loan losses related to credit card receivables on the consolidated balance sheet (“retained” credit costs) as well as the credit costs associated with securitized credit card loans. Credit costs for securitized loans are for the account of the Firm as the holder of the residual interest in the securitization trust. In the Firm’s GAAP financial statements, credit costs associated with securitized credit card loans reduces the noninterest income remitted to the Firm from the trust. This income is reported in credit card revenue in Fees and Commissions over the life of the securitization.

In 2001, the methodology for allocating the allowance (and provision) for loan losses to the business segments was changed. The Firm currently has a methodology where each business is responsible for its credit costs, which will include actual net charge-offs and changes in the specific and expected components of the allowance for loan losses. Minor refinements to the allocation of the allowance are continuing in 2002. The residual component of the allowance for loan losses is maintained at the corporate level.

Part I
Item 2 (continued)

The following summary table provides a reconciliation between the Firm’s reported and operating results.

(in millions)

	Second Quarter 2002				Second Quarter 2001

	Reported	Credit	Special	Operating	Reported	Credit	Special	Amortization	Operating
	Results(a)	Card(c)	Items(d)	Basis	Results(a)(b)	Card(c)	Items(d)	of Goodwill(e)	Basis

Income Statement

Revenue	$7,574	$334	$—	$7,908	$6,949	$273	$—	$—	$7,222

Noninterest Expense:

Operating Expense	4,873	—	—	4,873	5,178	—	—	—	5,178

Amortization of Intangibles	92	—	—	92	183	—	—	(147)	36

Merger and Restructuring Costs	229	—	(229)	—	478	—	(478)	—	—

Noninterest Expense	5,194	—	(229)	4,965	5,839	—	(478)	(147)	5,214

Credit Costs	821	334	—	1,155	525	273	—	—	798

Income Before Income Tax Expense	1,559	—	229	1,788	585	—	478	147	1,210

Income Tax Expense	531	—	78	609	207	—	166	51	424

Net Income	$1,028	$—	$151	$1,179	$378	$—	$312	$96	$786

	Six Months 2002				Six Months 2001

	Reported	Credit	Special	Operating	Reported	Credit	Special	Amortization	Operating
	Results(a)(b)	Card(c)	Items(d)	Basis	Results(a)(b)	Card(c)	Items(d)	of Goodwill(e)	Basis

Income Statement

Revenue	$15,172	$655	$—	$15,827	$15,274	$514	$—	$—	$15,788

Noninterest Expense:

Operating Expense	9,907	—	—	9,907	10,671	—	—	—	10,671

Amortization of Intangibles	161	—	—	161	360	—	—	(288)	72

Merger and Restructuring Costs	484	—	(484)	—	806	—	(806)	—	—

Noninterest Expense	10,552	—	(484)	10,068	11,837	—	(806)	(288)	10,743

Credit Costs	1,574	655	—	2,229	972	514	—	—	1,486

Income Before Income Tax Expense and Effect of Accounting Change	3,046	—	484	3,530	2,465	—	806	288	3,559

Income Tax Expense	1,036	—	165	1,201	863	—	282	101	1,246

Income Before Effect of Accounting Change	2,010	—	319	2,329	1,602	—	524	187	2,313

Net Effect of Change in Accounting Principle	—	—	—	—	(25)	—	25	—	—

Net Income	$2,010	$—	$319	$2,329	$1,577	$—	$549	$187	$2,313

(a)	Represents condensed results as reported in JPMorgan Chase’s financial statements.

(b)	In the first quarter of 2002, the Firm implemented EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred (Formerly EITF Abstracts, Topic D-103).” Prior period amounts have been restated.

(c)	This column represents the impact of credit card securitizations. For receivables that have been securitized, amounts that would have been reported as net interest income and as provision for loan losses are instead reported as components of noninterest revenue.

(d)	Includes merger and restructuring costs and special items. The 2002 second quarter and six months included $229 million and $484 million (pre-tax) in merger and restructuring costs, respectively. The 2001 second quarter and six months included $478 million and $806 million (pre-tax) in merger and restructuring costs, respectively.

(e)	Reported net income for 2002 reflects the adoption of SFAS 142 and, accordingly, the Firm ceased amortizing goodwill effective January 1, 2002. There was no impairment of goodwill upon adoption of SFAS 142. Prior period operating earnings for 2001 have been adjusted by adding back amortization of goodwill to report 2001 results on a basis comparable with 2002.

Part I
Item 2 (continued)

JPMorgan Chase’s segment results reflect the manner in which financial information currently is evaluated by the Firm’s management. Adjustments may be made from time to time to reflect changes in methodologies or reporting lines. For a discussion of the Firm’s methodology of allocating equity to its business units, see page 29 of the 2001 Annual Report. The table below provides summary financial information on an operating basis for the five major business segments.

Summary of Segment Results
Operating Revenue	Second Quarter			Six Months

		Over/(Under)			Over/(Under)
(in millions)	2002	1Q 2002	2Q 2001	2002	2001

Investment Bank	$3,093	(14)%	(17)%	$6,701	(17)%

Treasury & Securities Services	985	5	2	1,919	—

Investment Management & Private Banking	691	(5)	(12)	1,420	(11)

Retail & Middle Market Financial Services	3,504	11	27	6,658	22

Results excluding JPMP(a)	8,087	(2)	—	16,309	(2)

JPMP	(179)	41	80	(482)	40

Total Operating Revenue(b)	7,908	—	9	15,827	—

Less: Impact of Credit Card Securitizations	334	4	22	655	27

Total Reported Revenue(b)	$7,574	—	9	$15,172	(1)

Operating Earnings	Second Quarter			Six Months

		Over/(Under)			Over/(Under)
(in millions)	2002	1Q 2002	2Q 2001	2002	2001

Investment Bank	$485	(35)%	(38)%	$1,235	(32)%

Treasury & Securities Services	177	22	16	322	3

Investment Management & Private Banking	118	(6)	2	243	12

Retail & Middle Market Financial Services	686	29	60	1,219	43

Results excluding JPMP(a)	1,344	(4)	(4)	2,742	(6)

JPMP	(165)	33	73	(413)	33

Total Operating Earnings(b)	1,179	3	50	2,329	1

Less: Impact of Special Items(c)	151	10	63	319	57

Net Income(b)	$1,028	5	172	$2,010	27

(a)	Includes Support Units and the effects remaining at the corporate level after the implementation of management accounting policies.

(b)	Represents consolidated JPMorgan Chase.

(c)	Includes merger and restructuring cost and special items.

Part I
Item 2 (continued)

INVESTMENT BANK
For a discussion of the business profile of the Investment Bank, see pages 30-31 of the JPMorgan Chase 2001 Annual Report. The following table sets forth selected financial data of the Investment Bank.

	Second Quarter					Six Months

		Over/(Under)					Over/(Under)
(in millions, except ratios)	2002	1Q 2002		2Q 2001		2002	2001

Trading-Related Revenue	$1,105	(35)%		(29)%		$2,799	(23)%

Investment Banking Fees	783	6		(15)		1,524	(18)

Net Interest Income	638	(11)		(10)		1,353	(3)

Fees and Commissions	419	10		17		799	3

All Other Revenue	148	90		(16)		226	(38)

Operating Revenue	3,093	(14)		(17)		6,701	(17)

Operating Expense	2,016	(4)		(11)		4,126	(15)

Operating Margin	1,077	(28)		(25)		2,575	(19)

Credit Costs	306	9		83		588	124
Operating Earnings	$485	(35)		(38)		$1,235	(32)

Average Common Equity	$18,564	(2)		(1)		$18,790	(3)

Average Assets	503,526	8		(1)		485,422	(5)

SVA	(75)	NM		NM		107	(83)

Return on Common Equity	10.4%	(550	)bp	(630	)bp	13.2%	(550	)bp

Overhead Ratio	65	700		400		62	200

Compensation Expense as a % of Operating Revenue	37	400		100		35	(200)

bp — Denotes basis points; 100 bp equals 1%.

NM — Not meaningful.

The Investment Bank had operating earnings of $485 million in the second quarter, a decline of 35% from the first quarter and 38% lower than the second quarter of 2001. Operating ROE was 10% for the quarter compared with 16% last quarter and 17% for the second quarter of 2001.

Operating revenues of $3.09 billion in the second quarter of 2002 were 14% lower than last quarter and down 17% from the second quarter of 2001.

Trading-related revenues (including related net interest income) and brokerage commissions of $1.41 billion decreased 28% from the first quarter and were down 23% from the second quarter of 2001. The decline from the first quarter was driven largely by fixed income results, particularly lower proprietary positioning gains in U.S. interest rate markets and emerging market instruments. The decline from the second quarter of 2001 was primarily due to lower equity derivatives revenues driven by difficult market conditions. Difficult market conditions in both fixed income and equities have continued into the early part of the third quarter resulting in an overall lower trading revenue environment compared to the second quarter.

Investment banking fees totaled $783 million in the second quarter, an increase of 6% from the first quarter but 15% lower than the second quarter of 2001. The increase from the first quarter reflected a 33% increase in equity underwriting fees and flat M&A fees and debt underwriting revenues. Market share gains in the second quarter included global announced M&A (#1), U.S. and global equity and equity-related (#6), U.S. investment grade bonds (#2) and global loan syndications (#1). (Derived from Thomson Financial Securities Data. Global announced M&A based on rank value; all others based on proceeds, with full credit to each book manager/equal if joint). Capital markets continue to be weak and there continues to be a low level of deals in the pipeline.

All other revenue of $148 million in the second quarter of 2002 was 90% higher than the prior linked quarter primarily reflecting the write-downs of Latin American investments recognized in the first quarter.

	Second Quarter			Six Months
Trading-Related Revenue
and Commissions(a)		Over/(Under)			Over/(Under)
(in millions)	2002	1Q 2002	2Q 2001	2002	2001

Equities	$355	(15)%	(45)%	$774	(44)%

Fixed Income and Other	1,051	(32)	(11)	2,589	(9)

Total	$1,406	(28)	(23)	$3,363	(20)

Investment Banking Fees		Over/(Under)			Over/(Under)
(in millions)	2002	1Q 2002	2Q 2001	2002	2001

Advisory	$192	1%	(37)%	$383	(41)%

Underwriting and Other Fees	591	7	(4)	1,141	(6)

Total	$783	6	(15)	$1,524	(18)

(a)	Includes trading revenue (including trading NII) and brokerage commissions which are primarily reported within Fees and Commissions.

Part I
Item 2 (continued)

Operating expenses for the second quarter of $2.02 billion decreased by 4% from the first quarter and by 11% from the second quarter of 2001. Operating expenses in the second quarter included $123 million in severance and other costs associated with restructuring programs announced in 2002. This compared with $47 million of such costs in the first quarter. The overhead ratio for the second quarter was 65% compared to 58% in the first quarter and 61% in the second quarter of 2001.

Credit costs of $306 million were 9% higher than the first quarter and were 83% higher than the second quarter of 2001, primarily due to increased charge-offs and higher specific reserves, most of which related to the telecom services sector. For a further discussion of the telecom sector, see page 38.

Market Share / Rankings:(a)	2Q 2002		1Q 2002		2Q 2001

Global Syndicated Loans	28.8%	#1	21.9%	#1	30.9%	#1

U.S. Investment Grade Bonds	17.7	#2	15.9	#2	13.5	#2

Euro-Denominated Corporate Int’l Bonds	5.4	#7	5.8	#4	8.3	#2

Global Equity and Equity-Related	6.1	#6	4.9	#6	1.7	#9

U.S. Equity and Equity-Related	8.4	#6	4.5	#7	1.8	#8

Global Announced M&A	19.5	#1	11.6	#8	12.2	#8

(a)	Derived from Thomson Financial Securities Data. Global announced M&A based on rank value; all others based on proceeds, with full credit to each book manager/equal if joint.

TREASURY & SECURITIES SERVICES
 For a discussion of the profiles for each business within Treasury & Securities Services (“T&SS”), see pages 32-33 of JPMorgan Chase’s 2001 Annual Report. The following table sets forth selected financial data of Treasury & Securities Services.

	Second Quarter					Six Months

		Over/(Under)					Over/(Under)
(in millions, except ratios)	2002	1Q 2002		2Q 2001		2002	2001

Fees and Commissions	$609	4%		7%		$1,196	7%

Net Interest Income	323	3		(4)		636	(8)
All Other Revenue	53	56		(7)		87	(18)

Operating Revenue	985	5		2		1,919	—

Operating Expense	712	—		(2)		1,421	—

Operating Margin	273	21		16		498	2

Credit Costs	(1)	NM		NM		—	NM

Operating Earnings	$177	22		16		$322	3

Average Common Equity	$3,081	4		1		$3,021	2

Average Assets	18,321	12		(1)		17,352	(3)

SVA	84	50		40		140	4

Return on Common Equity	22.9%	310	bp	310	bp	21.4%	20	bp

Overhead Ratio	72	(400)		(400)		74	(100)

Operating Revenue by Business

Treasury Services	$331	(1)%		(1)%		$665	2%

Investor Services	428	9		—		820	(5)

Institutional Trust Services	221	9		12		424	9

Other	5	—		—		10	—

Total	$985	5		2		$1,919	—

bp — Denotes basis points; 100 bp equals 1%.
NM — Not meaningful.

Treasury & Securities Services had record operating earnings of $177 million, an increase of 22% from the first quarter and 16% from the second quarter of 2001, underscored by the implementation of strict cost containment measures. Operating ROE for the quarter was 23% compared with 20% in each of the last quarter and the second quarter of 2001, while SVA rose sharply, up 50% and 40% over the same time periods respectively.

Operating revenues were $985 million in the second quarter of 2002, up 5% from the first quarter and up 2% from the second quarter of 2001. Revenues in Investor Services were up 9% from the first quarter and were virtually flat compared with the second quarter of 2001. The increase from the first quarter was due to higher custody fees, foreign exchange revenue and securities lending fees. Institutional Trust revenues increased 9% from the first quarter of 2002 due to higher American Depositary Receipt revenues and new business. The 12% increase in Institutional Trust revenues from the second quarter of 2001 reflected the impact of acquisitions and new business wins partially offset by the effect of slower fixed income activity. The impact of lower interest rates on Treasury & Securities Services revenues was largely offset by higher deposits resulting from increased business volumes.

Part I
Item 2 (continued)

Operating expenses were virtually unchanged from the first quarter and declined 2% from the second quarter of 2001. The business, particularly Treasury Services and Investor Services, continues to focus on cost containment and improving its overhead ratio, while selectively investing in acquisitions for future growth. The overhead ratio for the second quarter was 72% compared to 76% in each of the first quarter of 2002 and the second quarter of 2001.

RETAIL & MIDDLE MARKET FINANCIAL SERVICES

For a description of Retail & Middle Market Financial Services (“RMMFS”) and a discussion of the profiles for each business, see pages 38-40 of JPMorgan Chase’s 2001 Annual Report. The following table reflects selected financial data for RMMFS.

	Second Quarter					Six Months

		Over/(Under)					Over/(Under)
(in millions, except ratios)	2002	1Q 2002		2Q 2001		2002	2001

Net Interest Income	$2,141	4%		22%		$4,190	22%

Fees and Commissions	1,169	26		33		2,100	52

Securities Gains	19	NM		NM		6	(98)

All Other Revenue	175	(6)		36		362	17

Operating Revenue	3,504	11		27		6,658	22

Operating Expense	1,670	7		16		3,237	14

Operating Margin	1,834	16		39		3,421	31

Credit Costs	736	1		17		1,462	19

Operating Earnings	$686	29		60		$1,219	43

Average Common Equity	$10,558	3		15		$10,410	16

Average Assets	179,483	—		7		179,509	9

SVA	368	64		149		593	91

Return on Common Equity	26.0%	510	bp	750	bp	23.5%	460	bp

Overhead Ratio	48	(200)		(400)		49	(300)

bp — Denotes basis points; 100 bp equals 1%.
NM — Not meaningful.

Retail & Middle Market Financial Services had a second consecutive quarter of record revenues and operating earnings. Operating earnings of $686 million were up 29% from the first quarter and up 60% from the second quarter of 2001 driven by strong performances across the consumer credit businesses and middle market. ROE for the second quarter was 26%, compared to 21% last quarter and 19% for the second quarter of 2001.

Operating revenues of $3.50 billion were up 11% from the first quarter and 27% from the second quarter of 2001 driven by continued high production volumes across all consumer businesses and low interest rates. Home Finance revenues were driven by an increase in customer servicing balances and higher mortgage origination and servicing margins impacted by business mix and a strong housing environment as well as better servicing risk management performance resulting from lower rates. Managed credit card outstandings increased 29% from June 30, 2001 to $49.5 billion (which includes other unsecured consumer and commercial credit card portfolios) due to the Providian acquisition in the first quarter of 2002 and to organic growth. Total deposits grew 2% from the first quarter and 12% from the second quarter of 2001.

Operating expenses of $1.67 billion increased by 7% from the first quarter and by 16% from the second quarter of 2001. The increases reflected the impact of higher expenses related to higher volumes. Savings generated by Six Sigma productivity programs continued to partially offset the growth in expenses.

Managed credit costs of $736 million were 1% higher than the first quarter and were 17% higher than the second quarter of 2001, primarily due to increased charge-offs related to the full quarter impact of the Providian credit card portfolio. The provision related to consumer credits was lower than the net charge-offs for the 2002 second quarter because of a lower retained portfolio of credit cards and because of improvement in loss rates in Auto Finance and lower delinquency ratios in cards.

The following table sets forth certain key financial performance measures of the businesses within RMMFS. For further information on the quarterly business-related metrics of these businesses, see page 54.

	Operating Revenue			Operating Earnings

		Over/(Under)			Over/(Under)
(in millions)	2Q 2002	1Q 2002	2Q 2001	2Q 2002	1Q 2002	2Q 2001

Cardmember Services	$1,492	10%	39%	$178	18%	58%

Regional Banking Group	726	(2)	(10)	90	(29)	(31)

Home Finance	772	46	87	268	103	171

Middle Markets	329	(2)	2	94	12	52

Auto Finance	167	(2)	23	82	148	128

Other	18	(5)	—	(26)	NM	(100)

Total	$3,504	11	27	$686	29	60

NM — Not meaningful.

Part I
Item 2 (continued)

Cardmember Services
 Cardmember Services had record operating revenues in the second quarter of 2002, up 39% from the second quarter of last year and 10% from the first quarter of 2002. The increase from last year was due to the acquisition of the Providian Master Trust credit card portfolio in February of this year, higher average loans outstanding, lower funding costs to support these assets and higher credit card fees. The higher fees were the result of a 17% increase in transaction volume (customer purchases, cash advances and balance transfers), and higher levels of delinquencies, which increased late fees. The favorable variance from the 2002 first quarter reflected the full quarter impact of the Providian acquisition. End of period outstandings increased 29% from last year’s second quarter to almost $50 billion.

Operating earnings of $178 million in the second quarter of 2002 were a record, 58% above the second quarter of last year and 18% from the immediate past quarter. The increase from the second quarter of 2001 was primarily attributable to the acquisition of Providian, as well as higher transaction volume and higher average loans. The increase from the first quarter of 2002 largely reflects higher transaction volume and average loans.

The managed net charge-off rate of 6.41% for the second quarter of 2002, up 84 and 59 basis points, respectively, from last year’s second quarter and the first quarter of this year, was primarily due to the impact of Providian. Excluding Providian, the managed net charge-off rate would have been 5.92% and 5.76% for the second and first quarters of 2002, respectively. It is anticipated that the managed net charge-off rate in the second half of 2002 will improve from the second quarter 2002 rate because of decreases in the 30-, 60- and 90-day period delinquencies.

Regional Banking Group
 Regional Banking Group’s second quarter 2002 operating revenue of $726 million declined 10% from the 2001 second quarter but only slightly from the 2002 first quarter. The decline in operating revenue reflected the impact of the lower interest rate environment, which resulted in lower net interest earned on deposit balances. This was partially offset by a 7% growth in overall volume of retail deposits. Deposits grew 10% excluding the impact of the sale of the National Deposit group.

Operating earnings declined 31% from the second quarter of 2001 due to the lower interest rate environment partially offset by the higher deposit balances and lower credit costs due to improved credit quality. Operating earnings declined 29% from the first quarter of 2002 principally from the gain on sale of the National Deposit group and the reduction of loan loss reserves (improved credit quality) in the first quarter. In addition, the second quarter included the integration costs related to the Dreyfus discount brokerage acquisition. The overhead ratio in the 2002 second quarter increased from the same period last year to 78% as a result of lower revenues.

Home Finance
 Home Finance’s second quarter 2002 operating revenue of $772 million increased 87% from the comparable quarter last year and 46% from the prior quarter of the current year. The increase in revenue was driven by the strong operating performance and the net positive results of servicing risk management activities relating to the hedging of the value of mortgage servicing rights recorded on the balance sheet. The significant increase in operating performance from both past quarters were driven by the prolonged strength of the U.S. housing market, low rates, growth in servicing volume, and the continued expansion and share growth of higher margin businesses (direct to consumer and home equity). The current quarter net positive results from servicing risk management of $186 million were driven by very high mortgage-swap spreads and a favorable interest rate environment. Management anticipates an eventual decrease in this revenue component as spreads and interest rates revert to normal levels.

Operating earnings of $268 million rose 171% versus the second quarter of 2001 and 103% relative to the prior linked quarter. The earnings this quarter were the second consecutive record level for Home Finance. These earnings include slightly higher credit costs as reflected in the increase in net charge-off rates shown on page 54, primarily as a result of losses realized on the transfer of certain subprime loans to a held for sale portfolio.

Originations (residential, home equity and manufactured housing) for the second quarter of 2002 were $27 billion and included originations from the retail, wholesale and correspondent (traditional and negotiated) channels. The mortgage servicing portfolio was $436 billion at June 30, 2002, an increase of 7% from the same quarter last year. Over this same time period, the carrying value of mortgage servicing rights declined 20% from $7.1 billion to $5.7 billion. The overhead ratio decreased to 39% primarily due to the aforementioned strong revenue growth.

Middle Markets
 Middle Markets’ operating revenues in the 2002 second quarter increased 2% in comparison with the second quarter of last year but were 2% lower than the first quarter of this year. The increase from last year was the result of new cash management contracts and increased banking services and fees from lending transactions. The decline from the 2002 first quarter was attributable to the effects of the lower interest rate environment and other seasonal factors.

Operating earnings rose 52% over the second quarter of 2001 and 12% from the first quarter primarily due to lower credit costs. The decrease in credit costs was driven by a general improvement in the credit quality of the Middle Markets loan portfolio and significant recoveries. The overhead ratio improved by 300 bp from the second quarter of 2001 as a result of the lower expense level in the second quarter of 2002.

Auto Finance
 Auto Finance’s operating revenue increased 23% from the second quarter of 2001 but declined 2% from the 2002 first quarter. The revenue increase from the 2001 second quarter was principally due to the impact of the favorable interest rate environment, an 8% growth in origination volume, and higher auto loans and leases outstanding. The revenue decrease from the 2002 first quarter was due to the reduced gain recorded from loan securitizations in the second quarter compared to the first quarter of 2002.

Part I
Item 2 (continued)

Operating earnings increased 128% from the 2001 second quarter and 148% from first quarter of 2002. The increase was primarily due to the growth in the portfolio, higher spreads on the receivables outstanding, and lower credit costs due to reduced reserve for loan loss levels, reflecting improved loss rates. The overhead ratio for the current year second quarter was 35%, decreasing from the prior year as a result of higher revenue growth combined with increased efficiency in expenses.

INVESTMENT MANAGEMENT & PRIVATE BANKING
 For a discussion of the business profile of Investment Management & Private Banking (“IMPB”) see pages 34-35 of JPMorgan Chase’s 2001 Annual Report. The following table reflects selected financial data for IMPB.

	Second Quarter					Six Months

		Over/(Under)					Over/(Under)
(in millions, except ratios)	2002	1Q 2002		2Q 2001		2002	2001

Net Interest Income	$106	1%		(20)%		$211	(21)%

Fees and Commissions	532	(5)		(9)		1,093	(7)

All Other Revenue	53	(16)		(25)		116	(23)

Operating Revenue	691	(5)		(12)		1,420	(11)

Operating Expense	520	(5)		(18)		1,066	(19)

Credit Costs	23	—		NM		46	NM

Pre-Tax Margin	148	(8)		(1)		308	12

Operating Earnings	$118	(6)		2		$243	12

Average Common Equity	$6,012	1		(3)		$5,993	(5)

Average Assets	32,989	(5)		(1)		33,835	(1)

SVA	(64)	(21)		12		(117)	29

Return on Common Equity	7.8%	(60	)bp	50	bp	8.1%	140	bp

Return on Tangible Common Equity	25	(300)		200		27	700

Overhead Ratio	75	—		(600)		75	(800)

Pre-Tax margin	21	(100)		200		22	500

bp — Denotes basis points; 100 bp equals 1%.
NM — Not meaningful.

Investment Management & Private Banking had operating earnings of $118 million, down 6% from the first quarter and 2% higher than the second quarter of 2001. Pre-tax margin in the second quarter was 21% compared with 22% last quarter and 19% in the second quarter of 2001.

Operating revenues of $691 million in the second quarter were 5% below the first quarter and 12% lower than the second quarter of 2001. Continued declines in global equity markets valuations and eroding investor activity levels accounted for most of the decreases. Operating expenses of $520 million for the quarter were 5% lower than the first quarter and down 18% from the second quarter of 2001 as a result of continued reductions in compensation and other expenses. Credit costs of $23 million were equal to the first quarter of 2002 but higher than credit costs of $2 million in the second quarter of 2001 reflecting the generally weaker credit environment.

The table below reflects the assets under management in IMPB as of June 30, 2002.

	Assets under Management

		Over/(Under)
	June 30,	March 31,	June 30,
(in billions)	2002	2002	2001

Private Banking	$132	(5)%	(7)%

Institutional	341	(9)	(16)

Retail	68	(1)	11

Total	541	(7)	(11)

Fixed Income and Cash	293	(6)	(6)

Equities and Other	248	(8)	(16)

Total	$541	(7)	(11)

Total assets under management at quarter-end of $541 billion were 7% lower than the first quarter and down 11% from the second quarter of 2001. Falling equity prices accounted for most of the year-on-year declines; outflows from institutional cash management products accounted for the balance. These effects outweighed continued positive flows and a year-over-year increase in assets under management for the retail mutual funds.

Part I
Item 2 (continued)

JPMORGAN PARTNERS
 For a discussion of the business profile of JPMorgan Partners, see pages 36-37 of the JPMorgan Chase 2001 Annual Report. The following table sets forth selected financial data of JPMorgan Partners.

	Second Quarter			Six Months

		Over/(Under)			Over/(Under)
(in millions)	2002	1Q 2002	2Q 2001	2002	2001

Private Equity Gains (Losses)	$(125)	51%	85%	$(380)	44%

Net Interest Income (Loss)	(83)	6	3	(171)	3

Fees and Other Revenue	29	(28)	26	69	11

Operating Revenue	(179)	41	80	(482)	40

Operating Expense	84	(6)	18	173	2

Operating Margin	(263)	33	73	(655)	32

Operating Earnings (Loss)	$(165)	33	73	$(413)	33

Average Common Equity	$5,493	(4)	(17)	$5,600	(18)

Average Assets	10,153	(4)	(17)	10,375	(20)

SVA	(372)	19	57	(833)	26

JPMorgan Partners had an operating loss of $165 million for the 2002 second quarter compared with an operating loss of $248 million in the first quarter and an operating loss of $610 million in the second quarter of 2001.

Total net private equity gains were negative $125 million, as compared to negative $255 million in the first quarter and negative $823 million in the second quarter of 2001. The second quarter 2002 results were driven by write-downs and write-offs on private holdings of $216 million and net mark-to-market losses on public securities of $20 million, partially offset by net realized gains of $111 million. Losses were concentrated in TMT investments. There are limited exit opportunities and constrained financing in the private equity markets and continued weakness in the TMT sector is likely to contribute to further write-downs in the portfolio.

(in millions)				Six Months

Realized Gains (Losses):	2Q 2002	1Q 2002	2Q 2001	2002	2001

Cash Gains	$111	$167	$100	$278	$576

Write-offs	(122)	(180)	(156)	(302)	(212)

Subtotal	(11)	(13)	(56)	(24)	364

Unrealized Gains (Losses):

Public mark-to-market (a)	(20)	(177)	80	(197)	8

Private write-downs	(94)	(65)	(847)	(159)	(1,056)

Subtotal	(114)	(242)	(767)	(356)	(1,048)

Private Equity Gains (Losses) (b)	$(125)	$(255)	$(823)	$(380)	$(684)

(a) Includes mark-to-market and reversals of mark-to-market due to public securities sales.
(b) Includes the impact of portfolio hedging activities.

Part I
Item 2 (continued)

JPMorgan Partners Investment Portfolio
 The following table presents the carrying values and costs of the JPMP investment portfolio for the dates indicated.

	June 30, 2002		March 31, 2002		June 30, 2001

	Carrying		Carrying		Carrying
(in millions)	Value	Cost	Value	Cost	Value	Cost

Public Securities (133 companies) (a) (b)	$695	$860	$705	$809	$1,680	$974

Private Direct Securities (949 companies) (b)	5,707	7,066	6,054	7,317	6,089	6,998

Private Fund Investments (319 funds) (b)	1,827	2,164	1,794	2,119	2,086	2,201

Total Investment Portfolio	$8,229	$10,090	$8,553	$10,245	$9,855	$10,173

(a) Publicly traded positions only.
(b) Represents the number of companies and funds at June 30, 2002.

The following table presents information about the 10 largest holdings of public securities in the JPMP investment portfolio at June 30, 2002:

			Quoted
(dollars and shares in millions)	Symbol	Shares	Public Value	Cost

JetBlue Airways Corporation	JBLU	3.4	$157	$20

Encore Acquisition Company	EAC	4.9	85	34

Guitar Center Inc.	GTRC	3.6	67	39

Fisher Scientific International, Inc.	FSH	2.4	66	21

Triton PCS Holdings, Inc.	TPC	16.0	62	70

dj Orthopedics, Inc.	DJO	5.9	48	54

1-800-FLOWERS.COM, Inc.	FLWS	3.9	44	14

United Auto Group, Inc.	UAG	2.0	42	24

AT&T Wireless Services, Inc.(a)	AWE	7.0	41	5

Wild Oats Markets, Inc.	OATS	2.3	38	19

Top 10 Public Securities			$650	$300

Other Public Securities (123 companies)			356	560

Total Public Securities (133 companies)			$1,006	$860

Note:	Public securities held by JPMorgan Partners are marked-to-market at the quoted public value less liquidity discounts, with the resulting unrealized gains/losses included in the income statement. JPMorgan Partners’ valuation policy for public securities incorporates the use of liquidity discounts and price averaging methodologies in certain circumstances to take into account the fact that JPMorgan Partners cannot immediately realize the quoted public values as a result of the regulatory, corporate and contractual sales restrictions generally imposed on these holdings. Private investments are initially carried at cost, which is viewed as an approximation of fair value. The carrying value of private investments is adjusted to reflect valuation changes resulting from unaffiliated party transactions and for evidence of a decline in value.
(a) Does not include 3.3 million shares held directly by the holding company, received upon distribution from JPMP.

Technology, media and telecommunications (“TMT”) investments at June 30, 2002 were $1.7 billion, or 20% of the total portfolio, compared with $2.1 billion, or 24% of the portfolio, at March 31, 2002.

The Firm believes that JPMP will create value over time. Given the volatile nature of the markets, and the Nasdaq market in particular, JPMP’s reported results for any period may include significant public securities unrealized gains or losses. The Firm makes no assumptions about the unrealized gains or losses that may be experienced by the JPMP portfolio. JPMP’s investment pace continues to be slow, at $149 million during the second quarter of 2002, with deal flow well diversified across industry sectors.

Part I
Item 2 (continued)

SUPPORT UNITS AND CORPORATE
 JPMorgan Chase’s support units include Enterprise Technology Services, Corporate Business Services, legal, audit and finance. For a further discussion of the business profiles of these Support Units as well as a description of Corporate, see page 41 of JPMorgan Chase’s 2001 Annual Report.

	Second Quarter			Six Months

		Over/(Under)			Over/(Under)
(in millions)	2002	1Q 2002	2Q 2001	2002	2001

Operating Revenue	$(186)	8%	(51)%	$(389)	3%

Operating Expense	(37)	NM	NM	45	(71)

Credit Costs	91	117	NM	133	NM

Operating Earnings (Loss)	$(122)	21	(44)	$(277)	(3)

Average Common Equity	$(2,819)	20	(35)	$(3,159)	(4)

Average Assets	15,763	(51)	11	23,885	94

SVA	2	NM	(93)	(6)	NM

NM – Not meaningful.

Corporate reflects the accounting effects remaining at the corporate level after the application of management accounting policies of the Firm. These policies include the allocation of costs associated with technology, operational and staff support services with the respective revenue generating businesses and allow management to evaluate business performance on an allocated basis.

This sector usually operates at a small loss. Negative revenue is the result of the over-allocation of capital to the other business sectors, and to the over-allocation of revenues that arises from the application of funds transfer pricing and other management accounting policies. Expense items usually result from timing differences in allocations to other business sectors and residuals from interoffice allocation among the business segments. Tax expense reflects the difference between the aggregate recorded at the consolidated level and the amount recorded at the segments.

Although the Corporate segment has no traditional credit product assets, the residual component of the allowance for credit losses is maintained at the corporate level. That is because the residual component of the allowance is not allocated to any specific line of business. In addition, for 2001, credit costs reflected the difference between the aggregate provision recorded at the consolidated level and the provision allocated to the business segments. For a further discussion of the residual component, see pages 26 and 44.

CRITICAL ACCOUNTING POLICIES
 The Firm’s accounting policies are integral to understanding the results reported. The Firm’s most complex accounting policies require management’s judgment to ascertain the valuation of certain assets and liabilities. The Firm has established detailed policies and control procedures that are intended to ensure that valuation methods are well-controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The Firm’s most critical accounting policies involving the more significant management valuation judgments involve the accounting for the allowance for loan losses and for the fair value of financial instruments. For a further description of the types of judgments and estimates required in these accounting policies, see page 41 and the Notes to Consolidated Financial Statements in the 2001 Annual Report.

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

CREDIT RISK MANAGEMENT

The following discussion of JPMorgan Chase’s credit risk profile as of June 30, 2002 focuses primarily on developments since December 31, 2001 and should be read in conjunction with pages 47-54 and 75-77 of JPMorgan Chase’s 2001 Annual Report.

The Firm assesses its credit exposures on a managed basis, taking into account the impact of credit card securitizations. For a reconciliation of credit costs on a managed, or operating basis, to reported results, see page 27 of this Form 10-Q. The following table presents the Firm’s credit-related information for the dates indicated.

					Past Due 90 Days
	Credit-Related Assets		Nonperforming Assets (c)		& Over and Accruing

	June 30,	Dec 31,	June 30,	Dec 31,	June 30,	Dec 31,
(in millions)	2002	2001	2002	2001	2002	2001

Commercial Loans	$104,701	$104,864	$2,512	$1,997	$31	$35

Derivative and FX Contracts	69,858	71,157	144	170	—	—

Total Commercial Credit-Related	174,559	176,021	2,656	2,167	31	35

Consumer Loans (a)	134,884	134,004	450	499	999	943

Total	$309,443	$310,025	$3,106	$2,666	$1,030	$978

Assets Acquired as Loan Satisfactions			142	124

Total			$3,248	$2,790

Other Receivables (b)			1,130	1,130

Total Nonperforming Assets			$4,378	$3,920

	Net Charge-offs		Annual Average Net Charge-off Rates (d)

(in millions, except ratios)	Second Quarter		Second Quarter

	2002	2001	2002	2001

Commercial Loans	$293	$212	1.17%	0.77%

Consumer Loans (a)	862	586	2.53	1.89

Total Managed Credit-Related	$1,155	$798	1.96%	1.37%

	Net Charge-offs		Annual Average Net Charge-off Rates (d)

(in millions, except ratios)	Six Months		Six Months

	2002	2001	2002	2001

Commercial Loans	$613	$360	1.22%	0.64%

Consumer Loans (a)	1,616	1,126	2.38	1.87

Total Managed Credit-Related	$2,229	$1,486	1.89%	1.28%

(a)	Includes securitized credit cards.

(b)	This amount relates to Enron-related surety receivables and letter of credit, which are the subject of litigation with credit-worthy entities. These receivables were classified in Derivative Receivables at December 31, 2001 and were reclassified to Other Assets at June 30, 2002.

(c)	Nonperforming assets have not been reduced for credit protection (single name credit default swaps and collateralized loan obligations) relating to nonperforming counterparties in amounts aggregating $37 million at June 30, 2002 and $42 million at December 31, 2001. Nonperforming assets exclude nonaccrual loans held for sale (“HFS”) of $126 million and $138 million at June 30, 2002 and December 31, 2001, respectively. The $126 million includes $44 million of nonaccrual residential mortgages transferred to the HFS portfolio after recording charge-offs of $15 million during the second quarter of 2002. HFS loans are carried at the lower of cost or market and declines in value are recorded in Other Revenue.

(d)	Annualized.

JPMorgan Chase’s managed credit-related assets were $309 billion at June 30, 2002, reflecting a slight decline compared with December 31, 2001 and an increase of 1% compared with June 30, 2001. Commercial loans were essentially unchanged from year-end 2001 and decreased 7% from June 30, 2001. The decline in commercial loans since June 30, 2001 was the result of current economic conditions, as well as the Firm’s ongoing discipline of originating loans for distribution and its strategy to reduce its commercial credit exposure.

Part I
Item 2 (continued)

Consumer managed credit-related assets increased $0.9 billion since December 31, 2001, reflecting growth in the credit card portfolio, offset in part by a decline in the residential mortgage warehouse portfolio as a result of increased loan sales.

Commercial credit-related assets (consisting of loans and derivatives) considered investment grade were approximately 69% at June 30, 2002, compared with 65% at year-end 2001. The increase is due to short-term financings at quarter end (subsequently repaid) and a greater percentage of investment grade derivative counterparties. At June 30, 2002, 79% of the Firm's total commercial credit exposure of $416 billion (which includes credit-related assets and unfunded commercial commitments) was considered investment grade compared with 77% considered investment grade at year-end 2001.

The Firm has experienced, during the first six months of 2002, a significant deterioration in the credit quality of commercial loans in the telecommunications (includes other companies with an interdependence upon the telecommunications sector) and cable sectors and, to a lesser extent, the merchant energy sector. Excluding these three industry sectors, the credit quality of the commercial loan portfolio has improved over the same time frame. As of June 30, 2002, credit-related assets in the telecom and cable sectors were $9 billion and $3 billion, respectively, or 5% and 2% of total commercial credit-related assets. The investment grade portion of total credit-related assets in these sectors was 51% and 24%, respectively, as of June 30, 2002. Merchant energy represented a further $1 billion, or less than 1%, of total commercial credit-related assets at June 30, 2002, of which 32% was considered investment grade.

The telecom industry worldwide and the cable industry, particularly in Europe, have been adversely affected by insufficient resources to fund capital expenditures as well as by severe liquidity constraints. The Firm has seen a concurrent deterioration in the risk profile of its telecom and cable credit-related assets, particularly in the emerging telecom and European cable segments of the portfolio. Credit-related assets deemed criticized by the Firm in the telecom and cable sectors have increased from $1.1 billion to $2 billion since year-end. Since the end of the second quarter, there has been a further deterioration in the credits that are criticized and, as a result, it is likely there will be an increase in nonperforming loans in these sectors over the balance of the year.

Total nonperforming assets were $4.4 billion at June 30, 2002, which included $1.13 billion in Enron-related surety receivables and letter of credit. Excluding this amount, which is the subject of litigation with credit-worthy entities, nonperforming assets totaled $3.2 billion. This compares with $2.8 billion at December 31, 2001 and $2.5 billion as of June 30, 2001. The increase in nonperforming assets from year-end was primarily due to the continued weakness in the telecom and cable sectors of the commercial loan portfolio.

Total net charge-offs in the Firm’s managed commercial and consumer portfolio were $1.2 billion in the second quarter of 2002, comparatively flat with the first quarter. An increase in consumer charge-offs (primarily due to the full-quarter impact of the Providian credit card portfolio) was offset by a slight decline in charge-offs in the commercial portfolio. Excluding the impact of Providian, the managed credit card charge-off rate would have been 5.89%, compared with 5.54% in the second quarter of 2001. The increase in commercial charge-offs in the first half of 2002 compared with 2001 was largely due to domestic and foreign charge-offs in the telecommunications industry. Telecom represented 34% of total commercial charge-offs in the first half of 2002.

COMMERCIAL PORTFOLIO

(in millions)
	Credit-Related Assets		Nonperforming Assets (b)		Past Due 90 Days & Over and Accruing

	June 30,	Dec 31,	June 30,	Dec 31,	June 30,	Dec 31,
Commercial Loans:	2002	2001	2002	2001	2002	2001

Domestic Commercial:

Commercial and Industrial	$54,229	$56,680	$1,312	$1,186	$10	$11

Commercial Real Estate	3,252	4,148	89	56	19	19

Financial Institutions	9,643	5,608	1	33	—	—

Total Domestic Commercial Loans	67,124	66,436	1,402	1,275	29	30

Foreign Commercial:

Commercial and Industrial	33,433	33,530	1,073	679	2	5

Commercial Real Estate	528	167	10	9	—	—

Financial Institutions	2,951	3,570	25	23	—	—

Foreign Governments	665	1,161	2	11	—	—

Total Foreign Commercial Loans	37,577	38,428	1,110	722	2	5

Total Commercial Loans	104,701	104,864	2,512	1,997	31	35

Derivative and FX Contracts	69,858	71,157	144	170	—	—

Total Commercial Credit-Related	$174,559	$176,021	2,656	2,167	$31	$35

Other Receivables (a)			1,130	1,130

Total Commercial Nonperforming Assets			$3,786	$3,297

Part I
Item 2 (continued)

	Net Charge-offs		Annual Average Net Charge-off Rates(c)

(in millions, except ratios)	Second Quarter		Second Quarter

Commercial Loans:	2002	2001	2002	2001

Domestic Commercial:

Commercial and Industrial	$194	$158	1.39%	0.89%

Commercial Real Estate	(16)	—	NM	—

Financial Institutions	3	19	0.20	1.29

Total Domestic Commercial	181	177	1.13	0.90

Foreign Commercial:

Commercial and Industrial	95	39	1.22	0.54

Commercial Real Estate	—	—	—	—

Financial Institutions	17	(4)	2.31	NM

Foreign Governments	—	—	—	—

Total Foreign Commercial	112	35	1.24	0.46

Total Commercial Loans	$293	$212	1.17%	0.77%

	Net Charge-offs		Annual Average Net Charge-off Rates(c)

(in millions, except ratios)	Six Months		Six Months

Commercial Loans:	2002	2001	2002	2001

Domestic Commercial:

Commercial and Industrial	$385	$272	1.35%	0.77%

Commercial Real Estate	(15)	(1)	NM	NM

Financial Institutions	18	32	0.58	1.06

Total Domestic Commercial	388	303	1.18	0.76

Foreign Commercial:

Commercial and Industrial	198	61	1.28	0.39

Commercial Real Estate	—	—	—	—

Financial Institutions	27	(4)	2.04	NM

Foreign Governments	—	—	—	—

Total Foreign Commercial	225	57	1.29	0.35

Total Commercial Loans	$613	$360	1.22%	0.64%

(a)	This amount relates to the Enron-related surety receivables and letter of credit, which are the subject of litigation with credit-worthy entities. These receivables were classified in Derivative Receivables at December 31, 2001 and were reclassified to Other Assets at June 30, 2002.

(b)	Nonperforming assets have not been reduced for credit protection (single name credit default swaps and collateralized loan obligations) relating to nonperforming counterparties in amounts aggregating $37 million at June 30, 2002 and $42 million at December 31, 2001. Nonperforming assets exclude commercial nonaccrual loans held for sale of $61 million and $96 million at June 30, 2002 and December 31, 2001, respectively. HFS loans are carried at the lower of cost or market and declines in value are recorded in Other Revenue.

(c)	Annualized.
NM –	Not meaningful

The following table presents the Firm’s commercial credit exposure for the dates indicated.

Commercial credit exposure			% Investment	% Maturing
At June 30, 2002 (in billions)	Outstandings		grade	< 1 yr

Loans	$105		58%	48%

Derivatives	70		86	21

Credit-related assets	175		69	37

Commitments	241	(a)	86	62

Total	$416		79%	52%

(a) Includes unused advised lines of credit totaling $18 billion at June 30, 2002.

The following discussion relates to the specific loan categories within the commercial portfolio:

Commercial and Industrial: The domestic commercial and industrial portfolio decreased $2.5 billion from 2001 year-end. Net charge-offs in the 2002 second quarter were $194 million, compared with $158 million in the second quarter of 2001. Nonperforming domestic commercial and industrial loans were $1,312 million, an increase of $126 million from the 2001 year-end. The foreign commercial and industrial portfolio totaled $33.4 billion at June 30, 2002, comparatively flat with year-end 2001. Nonperforming foreign commercial and industrial loans were $1,073 million, an increase of $394 million from year-end 2001. Net charge-offs in the foreign commercial and industrial loan portfolio for the second quarter of 2002 increased to $95 million from $39 million in the second quarter of 2001.

Financial Institutions: Loans to financial institutions increased $3.4 billion when compared with year-end. Nonperforming financial institution loans decreased from $56 million at year-end to $26 million at June 30, 2002.

Part I
Item 2 (continued)

Enron-related exposure
 The Firm’s exposure to Enron and Enron-related entities as of June 30, 2002 was $1,682 million. The exposure is comprised of the following:

•	Loans: $350 million ($220 million secured by pipelines; $8 million secured by other assets; $12 million to credit-worthy joint ventures; and $110 million of other unsecured loans). Nonperforming loans totaled $110 million. Performing loans are reported at historical cost; nonperforming loans are carried at management’s estimate of current recoverable value.

•	Trading Assets: $64 million ($20 million to credit-worthy joint ventures and $44 million of unsecured exposure). Nonperforming trading assets totaled $44 million. Trading assets are carried at fair value based on quoted market prices or, if quoted market prices are not available, then at fair value based on internally developed cash flow models.

•	Other Assets: $1,130 million of nonperforming other receivables, which represent surety receivables and a letter of credit that are the subject of litigation with insurance companies and a foreign bank. These receivables are being carried at their current estimated realizable value in accordance with SFAS 5.

•	Lending-Related Commitments: $138 million ($125 million debtor-in-possession financing, with the remainder primarily unfunded lending-related commitments.)

For additional discussion of the accounting policies related to the above categories, refer to the Notes to Consolidated Financial Statements in the 2001 Annual Report.

The Firm charged-off and wrote-down $456 million of Enron-related exposure in the fourth quarter of 2001. During the first six months of 2002, the Firm’s exposure to Enron was reduced by an additional $24 million as a result of charge-offs and valuation adjustments. The Firm will continue to adjust the valuation of its exposures to Enron nonperforming loans and trading assets in future periods, as appropriate; the Firm currently believes future losses related to nonperforming loans and trading assets will not be material. For a discussion of the Firm's risks associated with the surety receivables included within other assets, see Legal Proceedings on pages 56-58 of this Form 10-Q.

Derivative and Foreign Exchange Contracts
 For a discussion of the derivative and foreign exchange contracts utilized by JPMorgan Chase in connection with its trading and Assets/Liabilities (“A/L”) activities, see Note 16 of this Form 10-Q, and pages 51 and 52 and Note 24 of JPMorgan Chase’s 2001 Annual Report. The following table provides the remaining maturities of derivative and foreign exchange contracts outstanding at June 30, 2002 and December 31, 2001.

	At June 30, 2002				At December 31, 2001

	Interest	Foreign	Equity,		Interest	Foreign	Equity,
	Rate	Exchange	Commodity and		Rate	Exchange	Commodity and
	Contracts	Contracts	Other Contracts	Total	Contracts	Contracts	Other Contracts	Total

Less Than 1 Year	11%	88%	33%	21%	13%	84%	33%	21%

1 to 5 Years	45	10	59	42	45	14	58	43

Over 5 Years	44	2	8	37	42	2	9	36

Total	100%	100%	100%	100%	100%	100%	100%	100%

The following table summarizes the risk profile, as of June 30, 2002, of the Firm’s balance sheet exposure to derivative and foreign exchange contracts, net of cash and other highly liquid collateral held by the Firm. The Firm’s internal risk ratings generally represent a risk profile similar to that of the independent rating agencies; ratings below are based upon the Firm’s internal obligor risk ratings and are presented on a Standard & Poor’s-equivalent basis:

(in millions)	Exposure Net	% of Exposure
Rating equivalent	of Collateral(a)	Net of Collateral

AAA to AA-	$21,758	50.3%

A+ to A-	11,355	26.2

BBB+ to BBB-	2,903	6.7

BB to B-	6,445	14.9

CCC and below	815	1.9

Total	$43,276	100.0%

(a)	Total derivative receivables exposure and collateral held by the Firm against this exposure was $69.9 billion and $26.6 billion, respectively. In addition, the Firm held $3 billion of collateral to secure the potential exposure that could arise in the existing portfolio of derivatives.

The majority of the Firm's derivatives are entered into for trading purposes. Certain of the Firm’s trading-related derivatives include provisions that require the Firm, upon specified downgrades in its credit ratings to terminate the derivative contract (generally upon J.P. Morgan Chase Bank being rated BBB), or to post collateral for the benefit of the counterparty.

Part I
Item 2 (continued)

Country Exposure
 The following discussion is based on management’s view of country exposure. For a further discussion of the Firm’s country exposure, see page 52 of the 2001 Annual Report.

During the second quarter of 2002, the Firm’s key country exposures remained comparatively the same or declined. The Firm has been carefully monitoring its exposure to Brazil in light of the deteriorating economic condition in the country. Exposure to Brazil declined to $2.1 billion as of June 30, 2002, compared with $2.7 billion as of March 31, 2002 and $3.3 billion as of December 31, 2001. The decline was due to loan maturities, declines in counterparty exposures on derivatives, and a lower level of local issuer exposures. The reduction in counterparty exposure includes the effect of fair value adjustments on derivatives. Mark-to-market exposures on derivatives in Brazil are sensitive to moves in local interest rates and foreign exchange rates.

In Argentina, exposure (before allowance for loan losses) totaled $378 million at June 30, 2002, compared to $589 million at December 31, 2001. The decrease was due to an $82 million decline on trading assets, a $46 million decline due to write-downs on equity investments and an $83 million decline on loans due to a combination of charge-offs taken and loan payments received. The Firm will continue to adjust its exposures to Argentina in future periods, as appropriate; however, the Firm currently believes future losses related to Argentine loans and trading assets will not be material. Exposure to Uruguay, which is suffering a financial crisis, remains limited. In Japan, exposures declined due to fluctuations in trading positions and mark-to-market exposure on derivatives that are sensitive to foreign exchange rates. Trading exposure includes credit derivative positions where the Firm has purchased credit protection to hedge lending exposure. Exposure to Turkey declined across product categories, driven by loan and derivative maturities as well as reduction in bond trading positions.

The following table presents JPMorgan Chase’s exposure to selected countries.

Selected country exposure							At Dec 31,
	At June 30, 2002						2001

		Cross-border			Total	Total	Total
(in billions)	Lending(a)	Trading(b)	Other(c)	Total	Local(d)	Exposure(e)	Exposure(e)

Mexico	$1.0	$0.8	$0.2	$2.0	$0.1	$2.1	$2.6

Brazil	0.6	0.2	1.1	1.9	0.2	2.1	3.3

Argentina	0.2	0.1	—	0.3	0.1	0.4	0.6

Venezuela	0.2	0.1	—	0.3	—	0.3	0.3

Uruguay	—	0.1	—	0.1	—	0.1	0.1

South Africa	0.3	0.3	0.1	0.7	—	0.7	0.7

Japan	3.0	(1.1)	0.6	2.5	4.4	6.9	10.7

Indonesia	0.2	0.1	—	0.3	0.1	0.4	0.6

Turkey	0.1	—	—	0.1	—	0.1	0.3

(a)	Lending includes loans and accrued interest receivable, interest-bearing deposits with banks, acceptances, other monetary assets, issued letters of credit, and undrawn commitments to extend credit.

(b)	Trading includes (1) issuer exposure on cross-border debt and equity instruments, held in both trading and investment accounts, adjusted for the impact of issuer hedges, including credit derivatives; and (2) counterparty exposure on derivative and foreign exchange contracts as well as security financing trades (resale agreements and securities borrowed). The amounts associated with derivative and foreign exchange contracts are presented on a mark-to-market (“MTM”) basis after taking into account the impact of legally enforceable master netting agreements, as well as collateral. MTM on such contracts may fluctuate in response to market moves in underlying asset values. The Firm’s internal risk model incorporates the correlation between such asset values (including value of collateral) and a counterparty’s credit worthiness. Amounts reflect any fair value adjustment on derivative positions.

(c)	Mainly local exposure funded cross-border.

(d)	Local exposure is defined as exposure to a country denominated in local currency, booked and funded locally.

(e)	Total exposure includes exposure to both government and private sector entities in a country.

Part I
Item 2 (continued)

CONSUMER PORTFOLIO

					Past Due 90 Days & Over
	Credit-Related Assets		Nonperforming Assets (c)		and Accruing

(in millions)	June 30,	Dec 31,	June 30,	Dec 31,	June 30,	Dec 31,
Consumer Loans:	2002	2001	2002	2001	2002	2001

1-4 Family Residential Mortgages	$52,669	$59,430	$275	$280	$—	$—

Credit Card – Reported	21,036	19,387	18	22	505	449

Credit Card Securitizations (a)	27,499	21,424	—	—	457	457

Credit Card – Managed	48,535	40,811	18	22	962	906

Auto Financings	26,666	25,667	103	118	—	1

Other Consumer (b)	7,014	8,096	54	79	37	36

Total Consumer Loans	$134,884	$134,004	$450	$499	$999	$943

	Net Charge-offs		Annual Average Net Charge-off Rates (d)
	Second Quarter		Second Quarter

(in millions, except ratios) Consumer Loans:	2002	2001	2002	2001

1-4 Family Residential Mortgages	$21	$7	0.16%	0.05%

Credit Card – Reported	433	234	7.67	4.69

Credit Card Securitizations (a)	334	273	5.30	6.55

Credit Card – Managed	767	507	6.42	5.54

Auto Financings	29	26	0.43	0.46

Other Consumer (b)	45	46	2.35	2.30

Total Consumer Loans	$862	$586	2.53%	1.89%

	Net Charge-offs		Annual Average Net Charge-off Rates (d)
	Six Months		Six Months

(in millions, except ratios) Consumer Loans:	2002	2001	2002	2001

1-4 Family Residential Mortgages	$34	$17	0.12%	0.06%

Credit Card – Reported	770	452	6.71	4.59

Credit Card Securitizations (a)	655	514	5.61	6.20

Credit Card – Managed	1,425	966	6.15	5.33

Auto Financings	67	55	0.50	0.51

Other Consumer (b)	90	88	2.25	2.11

Total Consumer Loans	$1,616	$1,126	2.38%	1.87%

(a)	Represents the portion of JPMorgan Chase’s credit card receivables that have been securitized.

(b)	Consists of installment loans (direct and indirect types of consumer finance), student loans, unsecured revolving lines of credit and foreign consumer loans.

(c)	Nonperforming assets exclude consumer nonaccrual loans held for sale of $65 million and $42 million at June 30, 2002 and December 31, 2001, respectively. The $65 million includes $44 million of nonaccrual residential mortgages transferred to the HFS portfolio after recording charge-offs of $15 million during the second quarter of 2002. HFS loans are carried at the lower of cost or market and declines in value are recorded in Other Revenue.

(d)	Annualized.

JPMorgan Chase’s consumer portfolio is primarily domestic and is geographically well-diversified. JPMorgan Chase’s managed consumer portfolio totaled $134.9 billion at June 30, 2002, an increase of approximately $1 billion since 2001 year-end. Consumer net charge-offs, on a managed basis, were $862 million and $586 million for the second quarter of 2002 and 2001, respectively. The increase was primarily due to an increase in credit card net charge-offs due, in part, to a higher level of outstandings and the impact of the Providian acquisition.

The following discussion relates to the specific loan categories within the consumer portfolio:

Residential Mortgage Loans: Residential mortgage loans were $52.7 billion at June 30, 2002, a $6.8 billion decrease from the 2001 year-end. Nonperforming 1-4 family residential mortgage loans decreased $5 million from year-end. The net charge-off rate of 0.16% for the second quarter of 2002 increased from the second quarter of 2001 due to losses realized on the transfer of certain subprime loans to a held for sale portfolio. At June 30, 2002, the Firm had $2 billion of subprime residential mortgage loans, of which $1.4 billion were held for sale. In addition, the Firm had at June 30, 2002, $12.1 billion of securitized loans relating to subprime 1-4 family residential mortgage loans, including $4.3 billion related to the Advanta mortgage business acquired in 2001.

Credit Card Loans: JPMorgan Chase analyzes its credit card portfolio on a “managed basis,” which includes credit card receivables on the balance sheet as well as credit card receivables that have been securitized.

Part I
Item 2 (continued)

Managed credit card receivables were approximately $48.5 billion at June 30, 2002, an increase of 19% when compared with year-end 2001. The increase reflects the acquisition of credit card assets from Providian in February 2002. At June 30, 2002, the Firm had $1.1 billion of subprime credit card loans (no subprime credit card loans were securitized). During the 2002 second quarter, net charge-offs as a percentage of average credit card receivables increased to 6.42%, compared with 5.54% at June 30, 2001. Loans over 90 days past due decreased to 1.98% of the portfolio at June 30, 2002, compared with 2.22% at December 31, 2001. Management anticipates that the managed credit card net charge-off ratio for the full-year 2002 will be higher than full-year 2001, due in part to the contribution of the Providian card portfolio.

Auto Financings: Auto financings outstanding increased by $1 billion at June 30, 2002, when compared with year-end 2001. The charge-off rate of 0.43% for the 2002 second quarter continues to be indicative of this portfolio’s selective approach to asset origination. Total originations were $5.2 billion for the second quarter of 2002, compared with $4.8 billion for the comparable period in 2001.

Other Consumer Loans: Other consumer loans of $7.0 billion at June 30, 2002 declined 13% compared with year-end levels. The net charge-off rate related to this portfolio increased in the 2002 second quarter to 2.35%, as a result of slightly higher charge-offs in a discontinued installment loan portfolio.

Allowance for Credit Losses

Allowance Components
	June 30,	December 31,	June 30,
(in millions)	2002	2001	2001

Commercial Specific	$1,212	$1,056	$881

Commercial Expected	594	668	769

Total Commercial	1,806	1,724	1,650

Consumer Expected	2,387	2,105	1,637

Total Specific and Expected	4,193	3,829	3,287

Residual Component	813	695	386

Total	$5,006	$4,524	$3,673

Summary of Changes in the Allowance
(in millions)	Commercial	Consumer	Residual	Total

Beginning Balance at January 1, 2002	$1,724	$2,105	$695	$4,524

Net Charge-offs	(613)	(961)	—	(1,574)

Provision for Loan Losses	613	961	—	1,574

Excess (Reversal) Provision for Loan Losses	82	(192)	110	—

Acquired Portfolios/Other	—	474	8	482

Ending Balance at June 30, 2002	$1,806	$2,387	$813	$5,006

Credit Costs

(For the six months ended June 30, 2002)

Provision for Loan Losses	$613	$961	$—	$1,574

Excess (Reversal) Provision for Loan Losses	82	(192)	110	—

Total Reported Provision for Loan Losses	695	769	110	1,574

Securitized Credit Losses	—	655	—	655

Total Managed Credit Costs	$695	$1,424	$110	$2,229

Loans: JPMorgan Chase’s allowance for loan losses is intended to cover probable credit losses as of June 30, 2002 for which either the asset is not specifically identified or the size of the loss has not been fully determined. The allowance has both specific and expected loss components and a residual component to reflect the lower credit quality in the Firm's loan portfolio.

As of June 30, 2002, management deemed the allowance to be adequate (i.e., sufficient to absorb losses that currently may exist but are not yet identifiable). The allowance represented 2.36% of loans at June 30, 2002, compared with 2.08% at year-end 2001. The allowance for credit losses was increased by $482 million from year-end 2001 and by $1.3 billion from June 30, 2001.

The commercial specific loss component of the allowance was $1,212 million at June 30, 2002, an increase of $156 million, or 15%, from year-end 2001. The specific loss component covers those commercial loans deemed by the Firm to be criticized. The Firm internally categorizes its criticized commercial loans into three groups: doubtful, substandard, and special mention. All doubtful loans and some substandard loans are categorized as nonperforming. The increase in the specific loss component is primarily due to the deterioration in the telecom and cable sectors, which has led to an increase in criticized loans and to an increase in nonperforming loans.

Part I
Item 2 (continued)

The commercial expected loss component of the allowance was $594 million at June 30, 2002, a decrease of $74 million or 11% from year-end 2001. The expected loss component covers noncriticized commercial loans, and is a product of default probability and loss severity. Default probability is a weighted product of actual average defaults through the credit cycle and a current market estimate of defaults, and loss severity is based on the Firm’s historical experience. These factors are continuously refined, and changes in these factors had no significant impact on the determination of the expected loss component during the first half of the year. The $74 million decrease in the expected loss component was due to a reduction in amount, and the improvement in average quality, of the noncriticized portion of the loan portfolio.

The consumer expected loss component of the allowance was $2.4 billion at June 30, 2002, an increase of $282 million, or 13%, from year-end 2001. The increase was due to the acquisition of the Providian portfolio by Chase Cardmember Services and an increase in the net charge-off rate of the Chase Home Finance portfolio, partially offset by a reduction in the amount of retained credit card loans (excluding the Providian acquisition), and a reduction of expected loss rates in the Chase Auto Finance portfolio due to improved delinquency rates.

The residual component of the allowance was $813 million at June 30, 2002, an increase of $118 million, or 17%, from year-end 2001. The residual component is intended to cover both the consumer and commercial portfolios. The Firm anticipates that the residual component will range between 10% and 20% of the total allowance for loan losses. At June 30, 2002, the residual component represented approximately 16% of the total allowance for loan losses.

Lending-Related Commitments: JPMorgan Chase also has an allowance for its off-balance sheet lending-related commitments, using a methodology similar to that for the loan portfolio. This allowance, which is reported in Other Liabilities, was $281 million, $282 million and $285 million at June 30, 2002, December 31, 2001 and June 30, 2001, respectively.

MARKET RISK MANAGEMENT

Aggregate VAR Exposure
 JPMorgan Chase’s statistical market risk measure value-at-risk (“VAR”) gauges the dollar amount of potential loss from adverse market moves in an ordinary market environment. Each business day, the Firm undertakes a comprehensive VAR calculation that includes its trading and investment portfolios, plus all of its market risk-related A/L activities.

Although no single risk statistic can reflect all aspects of market risk, the following table provides a meaningful overview of the Firm’s market risk exposure arising from trading activities and the investment and A/L portfolios.

Aggregate portfolio	Six months ended June 30, 2002
				VAR
	Average	Minimum	Maximum	at June 30,
(in millions)	VAR	VAR	VAR	2002

Trading portfolio:

Interest rate	$67.6	$50.5	$91.4	$63.9

Foreign exchange	10.3	4.4	21.2	13.6

Equities	15.4	7.9	32.7	24.3

Commodities	4.7	3.5	13.3	4.1

Hedge fund investments	3.0	2.5	3.5	3.1

Less: Portfolio diversification	(27.5)	NM	NM	(41.6)

Total trading VAR	73.5	56.9	99.3	67.4

Investment portfolio and A/L activities (a)	97.1	80.8	132.7	111.8

Less: Portfolio diversification	(52.7)	NM	NM	(68.3)

Total VAR	$117.9	$94.2	$149.8	$110.9

(a)	Substantially all of the risk is interest rate related.

NM-	Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect. In addition, JPMorgan Chase’s average and period-end VARs are less than the sum of the VARs of its market risk components due to risk offsets resulting from portfolio diversification.

Part I
Item 2 (continued)

Histogram:
 The following histogram illustrates JPMorgan Chase’s daily market risk-related revenue, which is defined as the daily change in value of the mark-to-market trading portfolios plus any trading-related net interest income, brokerage commissions, underwriting fees or other revenue. In the first half of 2002, JPMorgan Chase posted positive daily market risk-related revenue for 116 out of 125 days, with 74 days exceeding positive $25 million. Losses were sustained on 9 of the 125 days represented in the histogram. JPMorgan Chase incurred four daily trading losses in excess of $20 million in the first half of 2002.

Stress Testing
 While VAR reflects the risk of loss due to unlikely events in normal markets, stress testing captures the Firm’s exposure to unlikely but plausible events in abnormal markets. For a further discussion of the Firm’s stress testing methodology, see page 56 of the 2001 Annual Report.

The following table represents at, and for the periods ended, June 30, 2002 and December 31, 2001, the potential economic value stress test loss (pre-tax) in JPMorgan Chase’s trading portfolio predicted by JPMorgan Chase’s stress test scenarios.

Largest Monthly Stress Test Loss – Pre-Tax

	Six Months Ended June 30, 2002

(in millions)	Average	Minimum	Maximum	At June 30, 2002

Stress Test Loss – Pre-Tax	$(569)	$(447)	$(727)	$(727)

Largest Monthly Stress Test Loss – Pre-Tax

	Year Ended December 31, 2001

(in millions)	Average	Minimum	Maximum	At December 31, 2001

Stress Test Loss – Pre-Tax	$(381)	$(118)	$(641)	$(504)

The stress results at, and for the period ended, June 30, 2002 were mostly driven by exposures that are sensitive to a stress scenario in which credit and equity prices decline and, at the same time, interest rates fall in the major currencies.

Part I
Item 2 (continued)

CAPITAL MANAGEMENT

The following discussion of JPMorgan Chase’s capital management focuses primarily on the developments since December 31, 2001 and should be read in conjunction with page 46 and Note 21 of JPMorgan Chase’s 2001 Annual Report.

Capital
 JPMorgan Chase’s capital levels at June 30, 2002 continued to improve with ratios well in excess of regulatory guidelines. At June 30, 2002, the Tier 1 and Total Capital ratios were 8.8% and 12.7%, respectively, and the Tier 1 leverage ratio was 5.4%. At June 30, 2002, the total capitalization of JPMorgan Chase (the sum of Tier 1 and Tier 2 Capital) was $55.9 billion, an increase of $1.8 billion from December 31, 2001. Approximately half of the increase was due to changes in Tier 1 capital, reflecting $0.6 billion in retained earnings (net income less common and preferred dividends) generated during the period, the issuance of $1 billion in trust preferred securities, and the net stock issuance of $0.5 billion related to employee benefit plans, partially offset by the redemption of $550 million in preferred stock of subsidiary. The balance of the increase was attributable to increases in the subordinated debt and allowance for credit losses components of Tier 2 capital. The Firm did not repurchase shares of its common stock during the first six months.

Dividends
 In the second quarter of 2002, JPMorgan Chase declared a quarterly cash dividend on its common stock of $0.34 per share payable July 31, 2002 to stockholders of record at the close of business July 5, 2002. In recent years, JPMorgan Chase has had a policy of paying common stock dividends at a level that over time would be in the range of 25%-35% of an amount equal to operating earnings less preferred stock dividends. The Firm continues to consider this range an appropriate target over the medium- and long-term. However, dividends above this range may be declared for a period if the Firm’s results for the relevant period are below what the Firm considers its medium- or long-term operating earnings capacity, as has been the case since the merger of The Chase Manhattan Corporation and J.P. Morgan & Co. Incorporated. Dividends declared in any quarter will be determined by JPMorgan Chase’s Board of Directors after taking into consideration factors such as the Firm’s current earnings, expected medium- and long-term operating earnings, financial condition, regulatory capital position and applicable governmental regulations and policies.

The following table shows JPMorgan Chase’s capital generation and use during the periods indicated.

Sources and Uses of Tier 1 Capital	Second Quarter		Six Months

(in billions)	2002	2001	2002	2001

Sources of Free Cash Flow

Operating Earnings Less Dividends	$0.5	$0.1	$1.0	$0.9

Preferred Stock and Equivalents/Other Items	(0.5)	(0.6)	(0.3)	(0.4)

Capital for Internal Asset Growth	0.6	(0.5)	1.1	(1.0)

Total Sources of Free Cash Flow	$0.6	$(1.0)	$1.8	$(0.5)

Uses of Free Cash Flow

Increases (Decreases) in Capital Ratios	$0.9	$(0.7)	$2.3	$0.4

Acquisitions	—	—	—	0.1

Repurchases Net of Stock Issuances	(0.3)	(0.3)	(0.5)	(1.0)

Total Uses of Free Cash Flow	$0.6	$(1.0)	$1.8	$(0.5)

Economic risk capital: JPMorgan Chase assesses capital adequacy by measuring risk utilizing internal risk assessment methodologies. The Firm quantifies credit, market and operating risk for each business and, for JPMP, private equity risk, and assigns capital to each business accordingly. These methodologies are discussed in the risk management sections of the 2001 Annual Report on pages 45-62. The following table presents the assessment at June 30, 2002 of capital adequacy for each risk factor as estimated by the Firm’s economic capital allocation model. Credit risk capital increased since June 30, 2001 due to higher retail credit exposure (principally as a result of the acquisition of the Providian portfolio) and higher capital factors on, and downward migration of, the commercial loan portfolio. The increase in market risk capital is due largely to an increase in stress loss exposure in several trading businesses, primarily Credit & Rate Markets and Institutional Equities. Private equity capital declined over the period due to the lower carrying value of the portfolio. Internal capital allocations may change from time to time to reflect refinements of economic capital methodologies.

Part I
Item 2 (continued)

Available Versus Required Capital	Quarterly Averages

(in billions)	2Q 2002	2Q 2001

Common stockholders’ equity	$40.9	$41.7

Required economic capital:

Credit risk	13.1	12.2

Market risk	5.2	4.6

Operating risk	8.8	9.0

Private equity risk	5.3	6.6

Goodwill	8.9	8.7

Asset capital tax	3.8	4.0

Diversification effect	(7.4)	(7.4)

Total required economic risk capital	$37.7	$37.7

Capital in excess of required economic capital	$3.2	$4.0

OPERATIONAL RISK MANAGEMENT

For a discussion of JPMorgan Chase’s operational risk management, refer to pages 58-59 of JPMorgan Chase’s 2001 Annual Report.

LIQUIDITY RISK MANAGEMENT

The following discussion of JPMorgan Chase’s liquidity risk management should be read in conjunction with pages 60-61 of JPMorgan Chase’s 2001 Annual Report.

Liquidity
 During the first six months of 2002, JPMorgan Chase issued approximately $9.6 billion of long-term debt and $1 billion of trust preferred capital securities. During the same period, $7.7 billion of long-term debt matured or was redeemed, and $550 million of preferred stock of subsidiary was redeemed.

JPMorgan Chase has access to diverse global funding sources. The Firm uses asset securitization programs as alternative funding sources, to provide liquidity and for asset/liability management purposes. During the second quarter of 2002, the Firm securitized approximately $2.2 billion of residential mortgage loans, $4.4 billion of credit card loans, $1.4 billion of automobile loans and $1.3 billion of commercial loans, resulting in pre-tax gains on securitizations of $47 million, $18 million, $0.4 million and $10 million, respectively. For a further discussion on loan securitizations, see Note 8 on page 12.

Derivatives are used in liquidity risk management to swap fixed-rate debt to floating-rate obligations and to swap floating-rate debt to fixed-rate obligations to achieve the Firm’s desired interest rate risk profile. The Firm also enters into derivatives contracts to hedge the cash flow risk associated with the variability in interest rates that arises from other floating-rate financial instruments and forecasted transactions such as the rollover of short-term assets and liabilities.

Credit ratings
 The cost and availability of unsecured financing are influenced by credit ratings. A reduction in these ratings could increase funding costs and limit market access. See Note 1 and page 40 of this Form 10-Q for further information about the implications of a ratings downgrade for the Firm.

JPMorgan Chase’s parent holding company credit ratings as of August 9, 2002 were as follows:

	Short-term debt	Senior long-term debt

Fitch	F-1+	AA-

Moody’s	P-1	Aa3

S&P	A-1+	AA-

The ratings of the senior obligations of JPMorgan Chase Bank are generally one notch higher than the parent holding company. As of August 9, 2002, the ratings outlook for the parent holding company by Standard & Poor’s, Moody’s and Fitch were negative.

Part I
Item 2 (continued)

PRIVATE EQUITY RISK MANAGEMENT

For a discussion of JPMorgan Chase’s private equity risk management, refer to page 62 of JPMorgan Chase’s 2001 Annual Report.

SUPERVISION AND REGULATION

The following discussion should be read in conjunction with the Supervision and Regulation section on pages 1 through 6 of JPMorgan Chase’s 2001 Form 10-K.

Dividends
JPMorgan Chase’s bank subsidiaries, without the approval of their relevant banking regulators, could pay dividends to their respective bank holding companies in amounts up to the limitations imposed upon such banks by regulatory restrictions. These dividend limitations, in the aggregate, totaled approximately $3.2 billion at June 30, 2002.

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

In July 2002, the FASB released an exposure draft on Consolidation of Certain Special-Purpose Entities, an interpretation of ARB No. 51. The proposed interpretation provides guidance for determining when an entity is not an SPE, and would therefore not be subject to this proposed interpretation. The proposed interpretation also introduces a new framework to identify when a controlling financial interest has been established by means other than voting interests and requires consolidation of an SPE by an enterprise that holds such a controlling financial interest (the primary beneficiary). The proposed interpretation is not intended to require consolidation if the SPE effectively disperses the risks and benefits among the various parties involved. The Firm is currently reviewing the exposure draft, and its impact is yet to be determined.

Part I
Item 2 (continued)

J.P. MORGAN CHASE & CO.
FINANCIAL HIGHLIGHTS
(in millions, except per share data and ratios)

	Second Quarter					Six Months

		Over/(Under)					Over/(Under)
REPORTED BASIS	2002	1Q 2002		2Q 2001		2002	2001

Revenue	$7,574	—%		9%		$15,172	(1)%

Noninterest Expense (excluding Merger and Restructuring Costs)	4,965	(3)		(7)		10,068	(9)

Merger and Restructuring Costs	229	(10)		(52)		484	(40)

Provision for Loan Losses	821	9		56		1,574	62

Net Income(a)	$1,028	5		172		$2,010	27

Net Income per Share:

Basic(a)	$0.51	4		183		$1.00	28

Diluted(a)	0.50	4		178		0.99	30

Cash Dividends Declared	0.34	—		—		0.68	—

Share Price at Period End	33.92	(5)		(24)

Book Value at Period End	20.93	4		1

Common Shares Outstanding:

Average Common Shares:

Basic	1,982.6	—		—		1,980.4	—

Diluted	2,016.0	1		(1)		2,011.0	(1)

Common Shares at Period End	1,993.4	—		—

Performance Ratios:

Return on Average Total Assets(b)	0.56%	1	bp	35	bp	0.56%	13	bp

Return on Average Common Equity(b)	10.0	30		650		9.8	230

Capital Ratios:

Tier 1 Capital Ratio	8.8%	20	bp	10	bp

Total Capital Ratio	12.7	20		50

Tier 1 Leverage	5.4	—		—

OPERATING BASIS(c)

Revenue	$7,908	—%		9%		$15,827	—%

Noninterest Expense	4,965	(3)		(5)		10,068	(6)

Credit Costs	1,155	8		45		2,229	50

Earnings	1,179	3		50		2,329	1

Return on Average Common Equity(b)	11.4%	—	bp	400	bp	11.4%	40	bp

Overhead Ratio	63	(100)		(900)		64	(400)

(a)	Reported basis for the six months of 2001 includes the cumulative effect of a transition adjustment of $(25) million, net of taxes, related to the adoption of SFAS 133, relating to the accounting for derivative instruments and hedging activities. The impact on each of basic and diluted earnings per share was $(0.01).

(b)	Based on annualized amounts.

(c)	Operating basis excludes the impact of credit card securitizations, merger and restructuring costs and special items. Previously reported operating earnings for 2001 have been adjusted by adding back amortization of goodwill to make 2001 results comparable with 2002. See page 27 for a reconciliation of results from reported to operating basis.
bp – Denotes basis points; 100 bp equals 1%.

Part I
Item 2 (continued)

J.P. MORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEET, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

	Second Quarter 2002			Second Quarter 2001

	Average		Rate	Average		Rate
	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)

ASSETS

Deposits with Banks	$9,287	$77	3.31%	$9,535	$111	4.65%

Federal Funds Sold and Securities Purchased under Resale Agreements	83,317	536	2.58	86,556	1,076	4.98

Securities and Trading Assets	201,512	2,601	5.18 (a)	194,736	2,864	5.90 (a)

Securities Borrowed	46,537	173	1.49	38,006	347	3.66

Loans	211,495	3,131	5.95	217,447	4,090	7.55

Total Interest-Earning Assets	552,148	6,518	4.74	546,280	8,488	6.23

Allowance for Loan Losses	(5,114)			(3,708)

Cash and Due from Banks	19,477			21,499

Trading Assets – Derivative Receivables	71,620			77,794

Other Assets	96,815			93,903

Total Assets	$734,946			$735,768

LIABILITIES

Interest-Bearing Deposits	$221,687	$1,316	2.38%	$215,987	$2,122	3.94%

Federal Funds Purchased and Securities Sold under Repurchase Agreements	166,919	859	2.06	167,126	1,787	4.29

Commercial Paper	18,514	85	1.84	17,818	195	4.39

Other Borrowings(b)	78,614	1,028	5.24	63,038	950	6.04

Long-Term Debt	42,482	328	3.10	45,173	634	5.63

Total Interest-Bearing Liabilities	528,216	3,616	2.75	509,142	5,688	4.48

Noninterest-Bearing Deposits	66,088			60,073

Trading Liabilities – Derivative Payables	54,064			71,980

Other Liabilities	44,680			51,065

Total Liabilities	693,048			692,260

PREFERRED STOCK OF SUBSIDIARY	—			550

STOCKHOLDERS’ EQUITY

Preferred Stock	1,009			1,239

Common Stockholders’ Equity	40,889			41,719

Total Stockholders’ Equity	41,898			42,958

Total Liabilities, Preferred Stock of Subsidiary and Stockholders’ Equity	$734,946			$735,768

INTEREST RATE SPREAD			1.99%			1.75%

NET INTEREST INCOME AND NET YIELD ON INTEREST-EARNING ASSETS		$2,902	2.11%		$2,800	2.06%

(a)	For the three months ended June 30, 2002 and June 30, 2001, the annualized rate for available-for-sale securities based on historical cost was 5.06% and 5.63%, respectively, and the annualized rate for available-for-sale securities based on fair value was 5.07% and 5.71%, respectively.

(b)	Includes securities sold but not yet purchased.

Part I
Item 2 (continued)

J.P. MORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEET, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

	Six Months 2002			Six Months 2001

	Average		Rate	Average		Rate
	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)

ASSETS

Deposits with Banks	$10,798	$167	3.11%	$8,531	$250	5.90%

Federal Funds Sold and Securities Purchased under Resale Agreements	82,166	1,026	2.52	84,706	2,272	5.41

Securities and Trading Assets	191,288	4,989	5.26 (a)	197,789	5,765	5.88 (a)

Securities Borrowed	44,152	356	1.63	37,635	840	4.50

Loans	214,654	6,285	5.91	218,285	8,559	7.91

Total Interest-Earning Assets	543,058	12,823	4.76	546,946	17,686	6.52

Allowance for Loan Losses	(5,039)			(3,703)

Cash and Due from Banks	19,648			21,440

Trading Assets – Derivative Receivables	69,240			77,021

Other Assets	99,934			91,672

Total Assets	$726,841			$733,376

LIABILITIES

Interest-Bearing Deposits	$219,879	$2,655	2.44%	$216,366	$4,758	4.43%

Federal Funds Purchased and Securities Sold under Repurchase Agreements	160,327	1,642	2.07	159,940	3,923	4.95

Commercial Paper	18,706	167	1.80	17,890	460	5.18

Other Borrowings(b)	73,042	1,827	5.04	66,801	1,931	5.83

Long-Term Debt	42,762	684	3.22	46,303	1,378	6.00

Total Interest-Bearing Liabilities	514,716	6,975	2.73	507,300	12,450	4.95

Noninterest-Bearing Deposits	67,034			57,656

Trading Liabilities – Derivative Payables	52,773			73,354

Other Liabilities	50,478			51,660

Total Liabilities	685,001			689,970

PREFERRED STOCK OF SUBSIDIARY	176			550

STOCKHOLDERS’ EQUITY

Preferred Stock	1,009			1,362

Common Stockholders’ Equity	40,655			41,494

Total Stockholders’ Equity	41,664			42,856

Total Liabilities, Preferred Stock of Subsidiary and Stockholders’ Equity	$726,841			$733,376

INTEREST RATE SPREAD			2.03%			1.57%

NET INTEREST INCOME AND NET YIELD ON INTEREST-EARNING ASSETS		$5,848	2.17%		$5,236	1.93%

(a)	For the six months ended June 30, 2002 and June 30, 2001, the annualized rate for available-for-sale securities based on historical cost was 5.31% and 5.79%, respectively, and the annualized rate for available-for-sale securities based on fair value was 5.33% and 5.83%, respectively.

(b)	Includes securities sold but not yet purchased.

Part I
Item 2 (continued)

J.P. MORGAN CHASE & CO.
QUARTERLY CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share data)

	2002		2001

	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter

REVENUE

Investment Banking Fees	$785	$755	$931	$811	$929

Trading Revenue	731	1,299	355	1,301	1,261

Fees and Commissions	2,885	2,584	2,493	2,397	2,460

Private Equity – Realized Gains (Losses)	(10)	(10)	81	204	(46)

Private Equity – Unrealized Gains (Losses)	(115)	(228)	(505)	(311)	(783)

Securities Gains	124	114	202	142	67

Other Revenue	292	157	151	218	280

TOTAL NONINTEREST REVENUE	4,692	4,671	3,708	4,762	4,168

Interest Income	6,498	6,286	6,823	7,709	8,469

Interest Expense	3,616	3,359	3,879	5,050	5,688

NET INTEREST INCOME	2,882	2,927	2,944	2,659	2,781

REVENUE BEFORE PROVISION FOR LOAN LOSSES	7,574	7,598	6,652	7,421	6,949

Provision for Loan Losses	821	753	1,468	745	525

TOTAL NET REVENUE	6,753	6,845	5,184	6,676	6,424

EXPENSE

Compensation Expense	2,761	2,823	2,622	2,860	3,026

Occupancy Expense	365	338	334	339	327

Technology and Communications Expense	629	665	640	663	674

Merger and Restructuring Costs	229	255	841	876	478

Amortization of Intangibles	92	69	187	182	183

Other Expense	1,118	1,208	1,128	1,087	1,151

TOTAL NONINTEREST EXPENSE	5,194	5,358	5,752	6,007	5,839

INCOME BEFORE INCOME TAX EXPENSE AND EFFECT OF ACCOUNTING CHANGE	1,559	1,487	(568)	669	585

Income Tax Expense	531	505	(236)	220	207

INCOME BEFORE EFFECT OF ACCOUNTING CHANGE	$1,028	$982	$(332)	$449	$378

Net Effect of Change in Accounting Principle	—	—	—	—	—

NET INCOME	$1,028	$982	$(332)	$449	$378

NET INCOME APPLICABLE TO COMMON STOCK	$1,015	$969	$(345)	$436	$359

NET INCOME PER SHARE(a)

Basic	$0.51	$0.49	$(0.18)	$0.22	$0.18

Diluted	$0.50	$0.48	$(0.18)	$0.22	$0.18

(a)	Basic and diluted earnings per share have been reduced by $0.01 in the first quarter of 2001 due to the impact of the adoption of SFAS 133 relating to the accounting for derivative instruments and hedging activities.

Part I
Item 2 (continued)

J.P. MORGAN CHASE & CO.
QUARTERLY CONSOLIDATED BALANCE SHEET
(in millions)

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	2002	2002	2001	2001	2001

ASSETS

Cash and Due from Banks	$21,878	$22,637	$22,600	$22,299	$24,219

Deposits with Banks	10,517	9,691	12,743	9,341	11,903

Federal Funds Sold and Securities Purchased under Resale Agreements	71,740	76,719	63,727	78,997	61,308

Securities Borrowed	48,429	40,880	36,580	37,499	38,296

Trading Assets: Debt and Equity Instruments	159,746	144,992	118,248	165,143	139,135

Derivative Receivables	69,858	63,224	71,157	85,407	68,910

Securities	64,526	61,225	59,760	66,468	68,488

Loans (Net of Allowance for Loan Losses)	207,080	209,541	212,920	219,411	216,245

Private Equity Investments	8,229	8,553	9,197	9,628	9,855

Accrued Interest and Accounts Receivable	15,351	14,053	14,799	18,253	17,080

Premises and Equipment	6,596	6,304	6,292	7,268	7,186

Goodwill	8,089	8,055	8,336	8,477	8,640

Other Intangibles:

Mortgage Servicing Rights	5,689	6,918	6,579	5,731	7,073

Purchased Credit Card Relationships	1,426	1,508	519	542	568

All Other Intangibles	313	327	44	64	74

Other Assets	41,079	37,881	50,074	64,772	33,722

TOTAL ASSETS	$740,546	$712,508	$693,575	$799,300	$712,702

LIABILITIES

Deposits:

Noninterest-Bearing	$73,529	$72,659	$76,974	$72,734	$64,231

Interest-Bearing	220,300	209,378	216,676	208,870	212,573

Total Deposits	293,829	282,037	293,650	281,604	276,804

Federal Funds Purchased and Securities Sold under Repurchase Agreements	162,656	152,837	128,445	181,775	155,062

Commercial Paper	14,561	23,726	18,510	19,299	19,985

Other Borrowed Funds	17,352	16,968	10,835	21,941	18,418

Trading Liabilities: Debt and Equity Instruments	67,952	71,141	52,988	58,594	53,571

Derivative Payables	55,575	44,997	56,063	70,817	62,373

Accounts Payable, Accrued Expenses and Other Liabilities, Including the Allowance for Credit Losses	38,083	36,910	47,813	75,231	38,157

Long-Term Debt	42,363	37,322	39,183	42,315	40,917

Guaranteed Preferred Beneficial Interests in the Firm’s Junior Subordinated Deferrable Interest Debentures	5,439	5,439	4,439	4,439	4,439

TOTAL LIABILITIES	697,810	671,377	651,926	756,015	669,726

PREFERRED STOCK OF SUBSIDIARY	—	—	550	550	550

STOCKHOLDERS’ EQUITY

Preferred Stock	1,009	1,009	1,009	1,009	1,025

Common Stock	2,020	2,016	1,997	1,993	1,990

Capital Surplus	13,111	12,783	12,495	12,244	12,000

Retained Earnings	27,605	27,278	26,993	28,021	28,265

Accumulated Other Comprehensive Income (Loss)	79	(909)	(442)	267	(834)

Treasury Stock, at Cost	(1,088)	(1,046)	(953)	(799)	(20)

TOTAL STOCKHOLDERS’ EQUITY	42,736	41,131	41,099	42,735	42,426

TOTAL LIABILITIES, PREFERRED STOCK OF SUBSIDIARY AND STOCKHOLDERS’ EQUITY	$740,546	$712,508	$693,575	$799,300	$712,702

Part I
Item 2 (continued)

J.P. MORGAN CHASE & CO.
QUARTERLY RETAIL & MIDDLE MARKET FINANCIAL SERVICES
BUSINESS-RELATED METRICS

	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2002	2002	2001	2001	2001

Cardmember Services – Managed Basis

End-of-Period Outstandings (in billions)	$49.5	$48.9	$41.6	$38.9	$38.3

Total Purchases & Cash Advances(a) (in billions)	20.9	18.9	20.3	17.9	17.8

Total Accounts (in millions)	28.1	27.7	23.9	23.4	22.4

Net Charge-Off Ratio	6.41%	5.82%	5.56%	5.74%	5.57%

Overhead Ratio	34	34	34	34	34

Regional Banking Group

Total Average Deposits (in billions)	$71.4	$70.5	$67.1	$66.5	$66.6

Total Average Assets Under Management(b)(in billions)	103.5	103.1	101.2	100.3	100.0

Number of Branches	533	538	531	533	537

Number of ATMs	1,878	1,895	1,907	1,875	1,904

Number of Online Customers (in thousands)	1,066	1,003	937	876	811

Overhead Ratio	78%	74%	73%	70%	69%

Home Finance

Originations (in billions)	$26.5	$32.7	$50.4	$47.4	$54.4

Loans Serviced (in billions)	436	426	430	427	409

Total Average Loans Owned (in billions)	54.1	56.9	57.3	57.0	55.8

Number of Customers (in millions)	4.1	4.0	4.0	4.1	4.0

Net Charge-Off Ratio	0.30%	0.21%	0.21%	0.20%	0.14%

Overhead Ratio	39	55	64	55	60

Middle Markets

Total Average Loans (in billions)	$13.7	$13.9	$14.5	$14.6	$14.7

Total Average Deposits (in billions)	25.2	23.6	20.9	18.9	18.8

Nonperforming Average Loans as a % of Total Average Loans	1.88%	2.16%	2.16%	2.15%	2.28%

Overhead Ratio	53	51	58	53	56

Auto Finance

Loan and Lease Receivables (in billions)	$29.3	$28.8	$28.4	$27.2	$26.2

Origination Volume (in billions)	5.2	5.8	5.6	5.2	4.8

Market Share	4.6%	5.2%	5.2%	4.2%	3.9%

Net Charge-Off Ratio	0.38	0.55	0.71	0.50	0.42

Overhead Ratio	35	34	33	37	37

(a)	Sum of total customer purchases, cash advances and balance transfers.

(b)	Assets under management includes deposits.

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

SFAS 5: “Accounting for Contingencies.”

SFAS 107: “Disclosures about Fair Value of Financial Instruments.”

SFAS 133: “Accounting for Derivative Instruments and Hedging Activities.”

SFAS 142: “Goodwill and Other Intangible Assets.”

Shareholder Value Added (“SVA”): Represents operating earnings minus preferred dividends and an explicit charge for capital.

Special Items: The first six months of 2002 included $484 million (pre-tax) in merger and restructuring expenses. The first six months of 2001 included $806 million (pre-tax) in merger and restructuring expenses and the cumulative effect of a transition adjustment of $(25) million (after-tax) related to the adoption of SFAS 133.

Stress Testing: Discloses market risk under plausible events in abnormal markets.

Value-at-Risk (“VAR”): A measure of the dollar amount of potential loss from adverse market moves in an everyday market environment.

Part I
Item 2 (continued)

IMPORTANT FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. These uncertainties include: the risk of adverse movements or volatility in the debt and equity securities markets or in interest or foreign exchange rates or indices; the risk of adverse impacts from an economic downturn; the risk of a downturn in domestic or foreign securities and trading conditions or markets; the risks involved in deal completion including an adverse development affecting a customer or the inability by a customer to receive a regulatory approval; the risks associated with increased competition; the risks associated with unfavorable political and diplomatic developments; the risks associated with adverse changes in domestic or foreign governmental or regulatory policies, including adverse interpretations of regulatory guidelines; the risk that material litigation or investigations will be determined adversely to the Firm; the risk that a downgrade in the Firm’s credit ratings will adversely affect the Firm’s businesses or investor sentiment; the risk that management's assumptions and estimates used in applying the Firm’s critical accounting policies prove unreliable, inaccurate, or not predictive of actual results; the risk that the Firm’s business continuity plans or data security systems prove not to be sufficiently adequate; the risk that external vendors are unable to fulfill their contractual obligations to the Firm; the risk that the merger integration will not be successful or that the revenue synergies and cost savings anticipated from the merger may not be fully realized or may take longer to realize than expected; the risk that the integration process may result in the disruption of ongoing business or in the loss of key employees or may adversely affect relationships with employees, clients or suppliers; the risk that the credit, market, liquidity, private equity, and operational risks associated with the various businesses of JPMorgan Chase are not successfully managed; or other factors affecting operational plans. Additional factors that could cause JPMorgan Chase’s results to differ materially from those described in the forward-looking statements can be found in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and in the 2001 Annual Report on Form 10-K of J.P. Morgan Chase & Co., each filed with the Securities and Exchange Commission and available at the Securities and Exchange Commission’s internet site (http://www.sec.gov).

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

Item 3  Quantitative and Qualitative Disclosures about Market Risk

For a discussion of the quantitative and qualitative disclosures about market risk, see the market risk management section of the MD&A on pages 44-45 of this Form 10-Q.

Part II – OTHER INFORMATION

Item 1   Legal Proceedings

Enron litigation. JPMorgan Chase is involved in a number of lawsuits and investigations arising out of its banking relationships with Enron Corp. and its subsidiaries (“Enron”). The Firm, for and on behalf of Mahonia Limited and Mahonia Natural Gas Limited (collectively, “Plaintiffs”) initiated a lawsuit in New York in December 2001 against eleven insurance companies. That suit, which is currently pending in the United States District Court for the Southern District of New York, seeks payment of $965 million under Enron-related surety bonds issued by these companies. The Firm also commenced a lawsuit in London against Westdeutsche Landesbank Girozentrale seeking to compel payment of $165 million under an Enron-related letter of credit issued by the bank. On March 5, 2002, the court in New York denied the Firm’s motion for summary judgment against the insurance companies, ordered discovery, and set a trial date of December 2, 2002.

On June 28, 2002, Plaintiffs amended the complaint to include fraud and breach of contract claims arising out of the defendants’ issuance of the surety bonds. The breach of contract claim asserts the insurance company defendants have failed to make payment in breach of their obligations under the surety bonds, each of which states that the obligations of each surety are absolute and unconditional, irrespective of the value, validity or enforceability of the obligations of the Principal which, in this case, is Enron. JPMorgan Chase asserts an independent claim against the

Part II
Item 1 (continued)

insurance company defendants for fraud based on their failure to disclose certain facts known to the defendants at the time they issued the surety bonds, which facts the defendants knew JPMorgan Chase did not know, and which they knew, if disclosed, would have caused JPMorgan Chase to refuse to accept the surety bonds as security for transactions with Enron. JPMorgan Chase has alleged in its amended complaint that these fraud claims arise from a scheme by the defendant insurance companies to generate premium revenue by inducing JPMorgan Chase to accept the surety bonds issued by the defendants in the place of letters of credit. The defendant insurance companies have moved to dismiss JPMorgan Chase’s fraud claims. JPMorgan Chase’s opposition to that motion to dismiss is due on August 12, 2002, and oral argument on that motion has been scheduled for August 27, 2002.

Each of the defendant insurance companies has also asserted affirmative defenses, as well as counterclaims, for misrepresentation and fraud, among other things, claiming that Plaintiffs misrepresented the nature of the underlying forward sale contracts for the delivery/supply of natural gas or crude oil. The defendant insurance companies contend that JPMorgan Chase, Mahonia and Enron misrepresented, concealed and/or withheld material facts, which would have revealed to the defendant insurance companies that the forward sale contracts were actually “disguised” loans without any real delivery obligations. Based on those defenses, among others, the defendant insurance companies seek to avoid liability under the surety bonds. Plaintiffs believe defendants’ affirmative defenses and counterclaims lack merit as a matter of fact and law.

Actions have also been initiated by other parties against JPMorgan Chase and its directors and certain of its officers involving Enron. These lawsuits include a series of purported class actions brought on behalf of shareholders of Enron, captioned Newby v. Enron Corp., and a series of purported class actions brought on behalf of Enron employees who participated in various employee stock ownership plans, captioned Tittle v. Enron Corp., both of which are pending in Houston. The consolidated complaint filed in Newby names as defendants, among others, JPMorgan Chase, several other investment banking firms, two law firms, Enron’s former accountants and affiliated entities and individuals and other individual defendants, including present and former officers and directors of Enron and purports to allege claims against JPMorgan Chase and the other defendants under federal and state securities laws. The Tittle complaint names as defendants, among others, JPMorgan Chase, several other investment banking firms, a law firm, Enron’s former accountants and affiliated entities and individuals and other individual defendants, including present and former officers and directors of Enron and purports to allege claims against JPMorgan Chase and certain other defendants under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and state common law. On May 8, 2002, JPMorgan Chase filed motions to dismiss the Newby and Tittle actions, on the grounds that the allegations in the consolidated complaints in each action against JPMorgan Chase, even if assumed to be true (which allegations JPMorgan Chase vigorously denies) fail to state a cause of action. In moving to dismiss the Newby action, JPMorgan Chase argued, among other things, that the allegations against it stated, at most, a theory of aiding and abetting liability that has been rejected by the United States Supreme Court in Central Bank of Denver v. First Interstate Bank of Denver. Central Bank and subsequent cases applying it hold that aiding and abetting another’s alleged fraud is not actionable under the federal securities laws. In seeking dismissal of the Newby action, JPMorgan Chase also argued that plaintiffs had otherwise failed to state a claim against JPMorgan Chase under federal or state securities laws because the consolidated complaint failed to allege any intentionally false misrepresentation or omission on the part of JPMorgan Chase. In moving to dismiss the Tittle action, JPMorgan Chase argued, among other things, that the RICO statute on which plaintiffs purported to base their claims was expressly amended to prohibit plaintiffs from bringing claims under RICO alleging fraud in the purchase or sale of securities. JPMorgan Chase’s brief in support of its motion to dismiss further argued that the consolidated complaint in Tittle, otherwise failed to state a claim against JPMorgan Chase under RICO or state common law because, among other things, plaintiffs failed to allege any intentionally false misrepresentation or omission on the part of JPMorgan Chase. JPMorgan Chase’s motions to dismiss in Newby and Tittle have been fully briefed and are currently pending determination by the court.

Additional actions against JPMorgan Chase or its affiliates relating to Enron that have been filed as of August 1, 2002 include (i) purported class action lawsuits by JPMorgan Chase stockholders alleging that JPMorgan Chase issued false and misleading press releases and other public documents relating to Enron in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder; (ii) purported shareholder derivative actions alleging breaches of fiduciary duties and alleged failures to exercise due care and diligence by the Firm’s directors and named officers in the management of JPMorgan Chase; (iii) a lawsuit filed by the Retirement Systems of Alabama alleging claims under the Alabama Securities Act and common law claims of fraud and unjust enrichment; (iv) a lawsuit filed by Unicredito Italiano (“Unicredito”) and its affiliate, Bank Pekao SA (“Bank Pekao”), alleging various common law claims relating to two credit agreements and a letter of credit and reimbursement agreement among Enron and a group of banks, including The Chase Manhattan Bank (predecessor to JPMorgan Chase Bank), Unicredito and Bank Pekao; (v) a lawsuit filed in Texas state court by eight insurance companies and related entities asserting claims under Texas statutory and common law arising from alleged purchases of Enron securities; (vi) a lawsuit originally filed in Texas State Court, and now removed to federal District Court, by the Brazos Electric Power Cooperative

Part II
Item 1 (continued)

asserting various state common law and statutory claims arising out of The Chase Manhattan Bank, N.A.’s alleged 1994 involvement in a Construction Term and Loan Agreement related to the construction and operation of a power plant in Johnson County, Texas; and (vii) a purported class action lawsuit by current and former shareholders of Enron Capital Trust I (“Capital Trust”) alleging that JPMorgan Chase and another investment banking firm participated in a scheme to defraud shareholders of the Capital Trust by, among other actions, misleading the Capital Trust shareholders as to the financial condition of Enron. JPMorgan Chase believes that each of the lawsuits filed against the Firm, its affiliates, its directors and the named officers is without merit, and the Firm intends to defend each of these actions vigorously.

In addition, a number of federal, state and local regulatory and law enforcement authorities and Congressional committees have initiated investigations of Enron and of certain of the Firm’s financial transactions with Enron. In that regard, the Firm has delivered, or is currently in the process of delivering, voluntarily and pursuant to subpoena, information to the House Energy and Commerce Committee, the Senate Government Affairs Committee, the Senate Permanent Subcommittee on Investigations, U.S. Representative Henry Waxman, the Securities and Exchange Commission, the Federal Reserve Bank of New York, the New York State Banking Department, the New York County District Attorney’s Office and the U.S. Department of Justice. The Firm intends to continue to cooperate with these authorities and with such other agencies and authorities as may request information from JPMorgan Chase.

Worldcom litigation. JPMSI and JPMorgan Chase have been named as defendants in nine actions that were filed in either United States District Courts or state courts in six states beginning in July 2002 arising out of alleged accounting irregularities in the books and records of WorldCom Inc. Plaintiffs in these actions are institutional investors, including state pension funds, who purchased debt securities issued by WorldCom pursuant to public offerings in May 2000 and May 2001. JPMSI acted as an underwriter of both of those offerings. In addition to JPMSI and JPMorgan Chase, the defendants in various of the actions include other underwriters, certain executives of WorldCom and WorldCom’s auditors. In the actions, plaintiffs allege that defendants either knew or were reckless or negligent in not knowing that the securities were sold to plaintiffs on the basis of misrepresentations and omissions of material facts concerning the financial condition of WorldCom. The complaints against JPMorgan Chase and JPMSI assert claims under federal and states securities laws, ERISA, other state statutes and under common law theories of fraud and negligent misrepresentation.

Commercial Financial Services litigation. J.P. Morgan Securities Inc. (“JPMSI”; formerly known as Chase Securities, Inc.) has been named as a defendant or third-party defendant in 16 actions that were filed in either the United States District Court for the Northern District of Oklahoma or in Oklahoma state court or New York state court beginning in October 1999 arising out of the failure of Commercial Financial Services, Inc. (“CFS”). Plaintiffs in these actions are institutional investors who purchased over $1.6 billion in original face amount of asset-backed securities issued by CFS. The securities were backed by delinquent credit card receivables. In addition to JPMSI, the defendants in various of the actions are the founders and key executives of CFS, as well as its auditors, its outside counsel and the rating agencies that rated the securities. JPMSI is alleged to have been the investment banker to CFS and to have acted as an initial purchaser and as placement agent in connection with the issuance of certain of the securities. Plaintiffs allege that defendants either knew or were reckless in not knowing that the securities were sold to plaintiffs on the basis of misleading misrepresentations and omissions of material facts. The complaints against JPMSI assert claims under the Securities Exchange Act of 1934, the Oklahoma Securities Act, and under common law theories of fraud and negligent misrepresentation. In the actions against JPMSI, damages in the amount of approximately $1.2 billion allegedly suffered as a result of defendants’ misrepresentations and omissions, plus punitive damages, are being claimed.

IPO Allocation litigation. Beginning in May 2001, JPMorgan Chase and certain of its securities subsidiaries have been named, along with numerous other firms in the securities industry, as defendants in a large number of putative class action lawsuits filed in the United States District Court for the Southern District of New York. These suits purport to challenge alleged improprieties in the allocation of stock in various public offerings, including some offerings for which a JPMorgan Chase entity served as an underwriter. The suits allege violations of securities and antitrust laws arising from alleged material misstatements and omissions in registration statements and prospectuses for the initial public offerings and with respect to aftermarket transactions in the offered securities. The securities claims allege, among other things, misrepresentations concerning commissions paid to JPMorgan Chase and aftermarket transactions by customers who received allocations of shares in the respective initial public offerings. The antitrust claims allege an illegal conspiracy to require customers, in exchange for initial public offering allocations, to pay undisclosed and excessive commissions and to make aftermarket purchases of the initial public offering securities at a price higher than the offering price, as a precondition to receiving allocation. JPMorgan Chase also has received various subpoenas and informal requests from governmental and other agencies seeking information relating to initial public offering allocation practices. Recently, JPMSI was advised by the staff of the National Association of

Part II
Item 1 (continued)

Securities Dealers (“NASD”) that it was considering recommending that disciplinary action be brought concerning activities of one of JPMSI’s predecessor entities (Hambrecht & Quist Group). JPMSI has submitted to the NASD staff a letter outlining the basis for JPMSI’s position that no such action is warranted.

Research Analysts’ Conflicts. In connection with its review of the independence of research analysts, the New York State Attorney General’s Office, the Texas State Securities Board, the Securities and Exchange Commission, the National Association of Securities Dealers and the New York Stock Exchange have issued subpoenas and other information requests to several financial services firms, including the Firm. The Firm is cooperating with this investigation.

In addition to the matters described above, JPMorgan Chase and its subsidiaries have been named from time to time as defendants in various legal actions and proceedings arising in connection with their respective businesses and have been involved from time to time in investigations and proceedings by governmental agencies. Other claims, investigations or proceedings may be brought in the future. Some of the legal actions, proceedings or investigations in which the Firm is involved assert claims for amounts that could be material to the financial condition of the Firm and could result in adverse judgments, penalties or fines. In view of the inherent difficulty of predicting the outcome of legal matters, particularly in cases where the claimants seek very large or indeterminate damages, JPMorgan Chase cannot state with confidence what the eventual outcome of its pending matters will be, or predict with confidence what the eventual loss or range of losses related to such pending matters will be. JPMorgan Chase believes, based on its current knowledge and after consultation with counsel, that the outcome of the pending matters should not have a material adverse effect on the consolidated financial condition of JPMorgan Chase, but may be material to JPMorgan Chase’s operating results for any particular period, depending, among other things, on the level of JPMorgan Chase’s income for such period.

Item 2  Sales of Unregistered Common Stock

During the second quarter of 2002, shares of common stock of J.P. Morgan Chase & Co. were issued in transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof; these shares were issued to retired directors who had deferred receipt of such common stock pursuant to the Deferred Compensation Plan for Non-Employee Directors, as follows: April 1, 2002 – 516 shares.

Item 4   Submission of Matters to a Vote of Security Holders

The following is a summary of matters submitted to vote at the Annual Meeting of Stockholders of JPMorgan Chase. The Annual Meeting of Stockholders was held on May 21, 2002. A total of 1,646,270,691 shares, or 82.7% of the 1,989,679,679 shares entitled to vote at the Annual Meeting, were represented at the meeting.

(A)	Election of Directors

The following thirteen (13) directors were elected to hold office until the 2003 Annual Meeting or until their successors are elected and have qualified.

	Votes Received	Votes Withheld

Hans W. Becherer	1,606,194,901	40,075,790

Riley P. Bechtel	1,614,661,445	31,609,246

Frank A. Bennack, Jr.	1,605,643,759	40,626,932

Lawrence A. Bossidy	1,614,576,590	31,694,101

M. Anthony Burns	1,606,529,628	39,741,063

H. Laurance Fuller	1,614,642,369	31,628,322

Ellen V. Futter	1,613,976,297	32,294,394

William H. Gray, III	1,612,461,083	33,809,608

William B. Harrison, Jr.	1,612,524,263	33,746,428

Helene L. Kaplan	1,613,309,482	32,961,209

Lee R. Raymond	1,614,217,205	32,053,486

John R. Stafford	1,614,128,641	32,142,050

Lloyd D. Ward	1,605,997,279	40,273,412

Part II
Item 4 (continued)

(B)	(1) Ratifying Independent Accountants

A proposal to ratify PricewaterhouseCoopers LLP as independent accountants was approved by 96.01% of the votes cast. The proposal received a “for” vote of 1,567,975,898 and an “against” vote of 65,147,215. The number of votes abstaining was 13,039,414. There were 108,164 broker non-votes.

(2)	Stockholder Proposal Re: Executive Compensation Disclosure

A proposal by Evelyn Y. Davis requiring that management disclose in future proxy statements the names and titles of certain executive officers receiving annual compensation in excess of $250,000 was rejected by 92.17% of the votes cast. The vote “for” was 104,176,310 and the vote “against” was 1,226,498,393. The number of votes abstaining was 22,934,072 and there were 292,661,916 broker non-votes.

(3)	Stockholder Proposal Re: Director Nomination Procedures

A proposal by Bartlett Naylor requesting that the Board of Directors adopt a policy requiring the Governance Committee to nominate two candidates for each directorship to be filled upon voting at the annual meetings was rejected by 94.99% of the votes cast. The vote “for” was 66,529,708 and the vote “against” was 1,261,476,978. The number of votes abstaining was 25,616,225 and there were 292,647,780 broker non-votes.

Item 6    Exhibits and Reports on Form 8-K

(A)	Exhibits:

11	–	Computation of Earnings per Common Share

12(a)	–	Computation of Ratio of Earnings to Fixed Charges

12(b)	–	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

(B)	Reports on Form 8-K:

JPMorgan Chase filed two reports on Form 8-K during the quarter ended June 30, 2002 as follows:

Form 8-K filed April 1, 2002: JPMorgan Chase announced litigation settlement with Sumitomo Corporation.

Form 8-K filed April 19, 2002: JPMorgan Chase announced first quarter 2002 results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.P. MORGAN CHASE & CO. (Registrant)

Date August 12, 2002	By	/s/ Joseph L. Sclafani

Joseph L. Sclafani

Executive Vice President and Controller [Principal Accounting Officer]

INDEX TO EXHIBITS

SEQUENTIALLY NUMBERED

EXHIBIT NO.	EXHIBITS	PAGE AT WHICH LOCATED

11	Computation of Earnings per Common Share	63

12(a)	Computation of Ratio of Earnings to Fixed Charges	64

12(b)	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements	65