Form 10-Q
period 2002-09-30
J P MORGAN CHASE & CO
filed 2002-11-14
CIK 19617

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2002	Commission file number 1-5805

J.P. MORGAN CHASE & CO.

(Exact name of registrant as specified in its charter)

Delaware	13-2624428

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

270 Park Avenue, New York, New York	10017

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (212) 270-6000

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]

Common Stock, $1 Par Value	1,996,511,201

Number of shares outstanding of each of the issuer’s classes of common stock on October 31, 2002.

FORM 10-Q

		Page

Part I - Financial Information

Item 1	Financial Statements – J.P. Morgan Chase & Co.:

	Consolidated Statement of Income (Unaudited) for three months and nine months ended September 30, 2002 and September 30, 2001	3

	Consolidated Balance Sheet at September 30, 2002 (Unaudited) and December 31, 2001	4

	Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2002 and September 30, 2001	5

	Consolidated Statement of Cash Flows (Unaudited) for the nine months ended September 30, 2002 and September 30, 2001	6

	Notes to Consolidated Financial Statements (Unaudited)	7-20

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-64

	Glossary of Terms	65

	Important Factors That May Affect Future Results	66

Item 3	Quantitative and Qualitative Disclosures about Market Risk	66

Item 4	Controls and Procedures	66

Part II – Other Information

Item 1	Legal Proceedings	66-68

Item 2	Sales of Unregistered Common Stock	68

Item 6	Exhibits and Reports on Form 8-K	69

This Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of J.P. Morgan Chase & Co.’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. Factors that could cause J.P. Morgan Chase & Co.’s results to differ materially from those described in the forward-looking statements are enumerated under “Important Factors That May Affect Future Results” in this Form 10-Q and are further described in the Quarterly Report on Form 10-Q for the quarters ended June 30, 2002 and March 31, 2002 and the 2001 Annual Report on Form 10-K of J.P. Morgan Chase & Co., each filed with the Securities and Exchange Commission.

Part I
Item 1

J.P. MORGAN CHASE & CO.

CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(in millions, except per share data)

	Third Quarter		Nine Months

	2002	2001	2002	2001

Revenue

Investment Banking Fees	$545	$811	$2,085	$2,681

Trading Revenue	(21)	1,301	2,009	4,563

Fees and Commissions	3,005	2,397	8,474	6,988

Private Equity – Realized Gains (Losses)	(40)	204	(60)	570

Private Equity – Unrealized Gains (Losses)	(275)	(311)	(618)	(1,379)

Securities Gains	578	142	816	664

Other Revenue	419	218	868	747

Total Noninterest Revenue	4,211	4,762	13,574	14,834

Interest Income	6,316	7,709	19,100	25,358

Interest Expense	3,580	5,050	10,555	17,500

Net Interest Income	2,736	2,659	8,545	7,858

Revenue before Provision for Credit Losses	6,947	7,421	22,119	22,692

Provision for Credit Losses	1,836	745	3,410	1,714

Total Net Revenue	5,111	6,676	18,709	20,978

Expense

Compensation Expense	2,367	2,860	7,951	9,222

Occupancy Expense	478	339	1,181	1,014

Technology and Communications Expense	625	663	1,919	1,991

Merger and Restructuring Costs	333	876	817	1,682

Amortization of Intangibles	80	182	241	542

Other Expense	1,168	1,087	3,494	3,393

Total Noninterest Expense	5,051	6,007	15,603	17,844

Income before Income Tax Expense and Effect of Accounting Change	60	669	3,106	3,134

Income Tax Expense	20	220	1,056	1,083

Income before Effect of Accounting Change	40	449	2,050	2,051

Net Effect of Change in Accounting Principle	—	—	—	(25)

Net Income	$40	$449	$2,050	$2,026

Net Income Applicable to Common Stock	$27	$436	$2,011	$1,973

Average Common Shares Outstanding:

Basic	1,986	1,975	1,982	1,974

Diluted	2,006	2,021	2,009	2,029

Net Income per Common Share: (a)

Basic	$0.01	$0.22	$1.01	$1.00

Diluted	$0.01	$0.22	$1.00	$0.97

Cash Dividends per Common Share	$0.34	$0.34	$1.02	$1.02

(a)	Basic and diluted earnings per share have been reduced by $0.01 in the first nine months of 2001 due to the impact of the adoption of SFAS 133 relating to the accounting for derivative instruments and hedging activities.

The Notes to Consolidated Financial Statements (Unaudited) are an integral part of these Statements.

Part I
Item 1 (continued)

J.P. MORGAN CHASE & CO.

CONSOLIDATED BALANCE SHEET
(in millions, except share data)

	September 30,	December 31,
	2002	2001
	(Unaudited)

ASSETS

Cash and Due from Banks	$18,159	$22,600

Deposits with Banks	13,447	12,743

Federal Funds Sold and Securities Purchased under Resale Agreements	63,748	63,727

Securities Borrowed	35,283	36,580

Trading Assets: Debt and Equity Instruments (including assets pledged of $77,516 at
September 30, 2002 and $48,570 at December 31, 2001)	151,264	118,248

Derivative Receivables	87,518	71,157

Securities: Available-for-Sale (including assets pledged of $43,321 at September 30, 2002 and
$30,178 at December 31, 2001)	79,324	59,284

Held-to-Maturity (Fair Value: $467 at September 30, 2002 and $490 at December 31, 2001)	444	476

Loans (Net of Allowance for Loan Losses of $5,263 at September 30, 2002 and $4,524 at December 31, 2001)	206,215	212,920

Private Equity Investments	8,013	9,197

Accrued Interest and Accounts Receivable	14,550	14,799

Premises and Equipment	6,752	6,292

Goodwill	8,108	8,336

Other Intangibles:

Mortgage Servicing Rights	3,606	6,579

Purchased Credit Card Relationships	1,337	519

All Other Intangibles	311	44

Other Assets	43,680	50,074

TOTAL ASSETS	$741,759	$693,575

LIABILITIES

Deposits:

Domestic:

Noninterest-Bearing	$66,279	$69,364

Interest-Bearing	114,621	105,058

Foreign:

Noninterest-Bearing	8,445	7,610

Interest-Bearing	102,826	111,618

Total Deposits	292,171	293,650

Federal Funds Purchased and Securities Sold under Repurchase Agreements	154,745	128,445

Commercial Paper	13,775	18,510

Other Borrowed Funds	12,646	10,835

Trading Liabilities: Debt and Equity Instruments	71,607	52,988

Derivative Payables	70,593	56,063

Accounts Payable, Accrued Expenses and Other Liabilities (including the Allowance for Lending-Related Commitments of $573 at September 30, 2002 and $282 at December 31, 2001)	38,233	47,813

Long-Term Debt	39,113	39,183

Guaranteed Preferred Beneficial Interests in the Firm’s Junior Subordinated Deferrable Interest Debentures	5,439	4,439

TOTAL LIABILITIES	698,322	651,926

PREFERRED STOCK OF SUBSIDIARY	—	550

STOCKHOLDERS’ EQUITY

Preferred Stock	1,009	1,009

Common Stock (Authorized 4,500,000,000 Shares, Issued 2,022,834,551 Shares at September 30, 2002 and 1,996,929,012 Shares at December 31, 2001)	2,023	1,997

Capital Surplus	13,113	12,495

Retained Earnings	26,940	26,993

Accumulated Other Comprehensive Income (Loss)	1,465	(442)

Treasury Stock, at Cost (26,972,414 Shares at September 30, 2002 and 23,545,702 Shares at December 31, 2001)	(1,113)	(953)

TOTAL STOCKHOLDERS’ EQUITY	43,437	41,099

TOTAL LIABILITIES, PREFERRED STOCK OF SUBSIDIARY AND STOCKHOLDERS’ EQUITY	$741,759	$693,575

The Notes to Consolidated Financial Statements (Unaudited) are an integral part of these Statements.

Part I
Item 1 (continued)

J.P. MORGAN CHASE & CO.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(in millions, except per share data)

Nine Months Ended September 30,	2002	2001

Preferred Stock

Balance at Beginning of Year	$1,009	$1,520

Redemption of Stock	—	(450)

Repurchase of Treasury Stock	—	(61)

Balance at End of Period	1,009	1,009

Common Stock

Balance at Beginning of Year	1,997	1,940

Issuance of Common Stock	26	51

Issuance of Common Stock for Purchase Accounting Acquisitions	—	2

Balance at End of Period	2,023	1,993

Capital Surplus

Balance at Beginning of Year	12,495	11,598

Issuance of Common Stock for Purchase Accounting Acquisitions	—	79

Issuance of Common Stock and Commitments to Issue Common Stock for Employee Stock-Based Awards and Related Tax Effects	618	567

Balance at End of Period	13,113	12,244

Retained Earnings

Balance at Beginning of Year	26,993	28,096

Net Income	2,050	2,026

Cash Dividends Declared:

Preferred Stock	(39)	(53)

Common Stock ($1.02 per share in each period)	(2,064)	(2,048)

Balance at End of Period	26,940	28,021

Accumulated Other Comprehensive Income (Loss)

Balance at Beginning of Year	(442)	(241)

Other Comprehensive Income	1,907	508

Balance at End of Period	1,465	267

Treasury Stock, at Cost

Balance at Beginning of Year	(953)	(575)

Purchase of Treasury Stock	—	(761)

Reissuances from Treasury Stock	—	710

Forfeitures to Treasury Stock	(160)	(173)

Balance at End of Period	(1,113)	(799)

Total Stockholders’ Equity	$43,437	$42,735

Comprehensive Income

Net Income	$2,050	$2,026

Other Comprehensive Income	1,907	508

Comprehensive Income	$3,957	$2,534

The Notes to Consolidated Financial Statements (Unaudited) are an integral part of these Statements.

Part I
Item 1 (continued)

J.P. MORGAN CHASE & CO.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in millions)

Nine Months Ended September 30,	2002	2001

Operating Activities

Net Income	$2,050	$2,026

Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:

Provision for Credit Losses	3,410	1,714

Depreciation and Amortization	1,988	2,094

Private Equity Unrealized Losses	618	1,379

Net Change in:

Trading-Related Assets	(49,026)	(34,928)

Securities Borrowed	1,297	(5,128)

Accrued Interest and Accounts Receivable	264	2,365

Other Assets	7,997	(40,202)

Trading-Related Liabilities	34,346	424

Accounts Payable, Accrued Expenses and Other Liabilities	(10,954)	33,776

Other, Net	(250)	(243)

Net Cash Used in Operating Activities	(8,260)	(36,723)

Investing Activities

Net Change in:

Deposits with Banks	(704)	(1,008)

Federal Funds Sold and Securities Purchased under Resale Agreements	(21)	(9,523)

Loans Due to Sales and Securitizations	62,342	42,683

Other Loans, Net	(57,410)	(50,202)

Other, Net	(2,369)	1,864

Held-to-Maturity Securities: Proceeds	71	95

Purchases	(39)	—

Available-for-Sale Securities: Proceeds from Maturities	3,154	6,352

Proceeds from Sales	154,534	132,188

Purchases	(173,513)	(132,042)

Cash Used in Acquisitions	(72)	(1,677)

Proceeds from Divestitures of Nonstrategic Businesses and Assets	102	141

Net Cash Used In Investing Activities	(13,925)	(11,129)

Financing Activities

Net Change in:

Domestic Deposits	6,478	14,439

Foreign Deposits	(7,957)	(12,200)

Federal Funds Purchased and Securities Sold under Repurchase Agreements	26,300	50,037

Commercial Paper and Other Borrowed Funds	(4,691)	(3,451)

Other, Net	—	368

Proceeds from the Issuance of Long-Term Debt and Capital Securities	10,558	8,961

Repayments of Long-Term Debt	(11,150)	(9,813)

Proceeds from the Net Issuance of Stock and Stock-Related Awards	484	1,155

Redemption of Preferred Stock	—	(450)

Redemption of Preferred Stock of Subsidiary	(550)	—

Treasury Stock Purchased	—	(822)

Cash Dividends Paid	(2,086)	(2,020)

Net Cash Provided by Financing Activities	17,386	46,204

Effect of Exchange Rate Changes on Cash and Due from Banks	358	(25)

Net Decrease in Cash and Due from Banks	(4,441)	(1,673)

Cash and Due from Banks at December 31, 2001 and 2000	22,600	23,972

Cash and Due from Banks at September 30, 2002 and 2001	$18,159	$22,299

Cash Interest Paid	$10,301	$17,894

Taxes Paid	$1,025	$676

The Notes to Consolidated Financial Statements (Unaudited) are an integral part of these Statements.

Part I
Item 1 (continued)

See Glossary of Terms on page 65 for definition of terms used throughout the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – BASIS OF PRESENTATION
 The accounting and financial reporting policies of J.P. Morgan Chase & Co. (“JPMorgan Chase” or the “Firm”) and its subsidiaries conform to U.S. generally accepted accounting principles (“GAAP”) and prevailing industry practices for interim reporting. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The unaudited consolidated financial statements prepared in conformity with GAAP require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expense, and disclosure of contingent assets and liabilities. In addition, certain amounts have been reclassified to conform with the current presentation. In the opinion of management, all necessary adjustments have been included for a fair presentation of this interim financial information. These unaudited financial statements should be read in conjunction with the audited financial statements included in JPMorgan Chase’s 2001 Annual Report on Form 10-K (“2001 Annual Report”); Note 2 of this Form 10-Q discusses adoption of SFAS 142, “Goodwill and Other Intangible Assets” effective January 1, 2002.

In the third quarter of 2002, the provision for loan losses and the provision for lending-related commitments were aggregated into the same line and renamed “Provision for Credit Losses.” The provision for lending-related commitments for prior periods has been reclassified from “Other Revenue” to the “Provision for Credit Losses” category to conform to the current presentation.

Special-Purpose Entities
 Refer to Note 1 of the 2001 Annual Report for a further description of special-purpose entities (“SPE”) and the Firm’s policy on consolidation relating to these entities.

As detailed in the 2001 Annual Report, JPMorgan Chase categorizes SPE transactions as follows: securitizations, commercial paper conduits and client intermediation. Assets sold to SPEs as part of the Firm’s consumer and commercial securitization activities are generally not reflected in JPMorgan Chase’s balance sheet (except for retained and undivided interests in its securitization trusts and a portion of the Providian Master Trust as described in Note 8 in this Form 10-Q, “Loan Securitizations”) but are included on the balance sheet of the SPE purchasing the assets. Assets held in securitization-related SPEs as of September 30, 2002 and December 31, 2001 were as follows:

(in billions)	September 30, 2002	December 31, 2001

Credit Card Receivables	$40.3	$25.6

Home Mortgage Receivables	23.3	24.3

Commercial Mortgage Receivables	22.4	19.8

Auto Loans	5.0	3.4

Other Receivables	0.3	1.4

For commercial paper conduits and certain client intermediation vehicles, primarily structured loan vehicles as described in the 2001 Annual Report, JPMorgan Chase provides contingency liquidity. JPMorgan Chase Bank has commitments to provide liquidity to these vehicles in an amount up to $36.0 billion at September 30, 2002, versus $41.9 billion as of December 31, 2001. For certain of the commercial paper conduits and client intermediation vehicles, JPMorgan Chase also provides limited credit enhancement primarily through the issuance of letters of credit. Under the letters of credit, the Firm could be required to fund the difference between the commercial paper outstanding and amounts drawn under the liquidity commitment, if any. As of September 30, 2002 and December 31, 2001, commitments under these letters of credit totaled $3.4 billion. Both the liquidity commitments and the letters of credit are included in the Firm’s commitments to lend described in more detail in Note 17 in this Form 10-Q and in the discussion of Liquidity Risk Management in the 2001 Annual Report and in this Form 10-Q. As of September 30, 2002, these vehicles had commercial paper outstanding in the amount of $24.5 billion, compared with $29.3 billion as of December 31, 2001.

Part I
Item 1 (continued)

The Firm would be required to provide funding under the liquidity commitments in the event that funding for such SPEs became unavailable in the commercial paper market. In addition, if JPMorgan Chase Bank were downgraded below A-1, P-1 and, in certain cases, F-1, the Firm could also be required to provide funding under these commitments, since commercial paper rated below A-1, P-1 or F-1 would generally not be issuable by the vehicle. Under these circumstances, JPMorgan Chase Bank could either replace itself as liquidity provider or facilitate the sale or refinancing of the assets in the SPE in other markets.

The Firm has limited credit exposure to commercial paper conduits. This is because, for the most part, the Firm is not required to fund under the liquidity facilities if the assets in the SPE are in default. Additionally, JPMorgan Chase’s obligations under the letters of credit are secondary to the risk of first loss provided by the client or other third parties, for example, by the overcollateralization of the SPE with the assets sold to it.

JPMorgan Chase may, from time to time, have other contractual relationships with the SPEs that it structures. These relationships primarily involve derivative contracts. The market value of these derivative contracts is captured in the Firm’s balance sheet in Trading assets or Trading liabilities in the same manner as its derivative contracts, and changes in market value are recognized in Trading Revenue. For a further discussion of the Firm’s derivative instruments, see Note 16 on page 18. Fees received from administrative services provided to these SPEs (e.g., underwriter, trustee, custodian, etc.) are included, when earned, in Fees and commissions.

The Firm may also enter into transactions with SPEs structured by other parties. These transactions can include, for example, acting as derivative counterparty, liquidity provider, investor, underwriter, trustee or custodian. JPMorgan Chase records and reports these positions similar to any other third-party transaction and the Firm receives arm’s-length fees for services provided. The liquidity commitments to SPEs structured by other parties are included in the Firm’s commitments to lend described in more detail in Note 17 in this Form 10-Q and in the discussion of Liquidity Risk Management in the 2001 Annual Report and in this Form 10-Q.

The Firm has no commitments to issue its own stock to support an SPE transaction. The Firm’s transactions with SPEs have been conducted on an arm’s-length basis and reflect market pricing. Consistent with this policy, no JPMorgan Chase employee is permitted to invest in the SPEs with which the Firm is involved where such investment would violate the Firm’s code of conduct. The code of conduct prohibits employees from self-dealing and prohibits employees from acting on behalf of the Firm in transactions with which they have or their family has any significant connection or financial interest.

NOTE 2 – GOODWILL AND OTHER INTANGIBLES
 Effective January 1, 2002, the Firm adopted SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires that goodwill and other intangible assets with an indefinite life no longer be amortized, but instead be tested for impairment at least annually. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. There was no impairment of goodwill upon adoption of SFAS 142. Additionally, upon adoption, JPMorgan Chase reclassified certain intangible assets from Goodwill to All Other Intangibles. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Part I
Item 1 (continued)

The following table presents the impact of SFAS 142 on net income and earnings per share had the accounting standard been in effect for the 2001 third quarter and nine months:

	Third Quarter		Nine Months

		Pro Forma		Pro Forma
(in millions, except earnings per share)	2002	2001	2002	2001

Net Income:

Income Before Effect of Accounting Change	$40	$449	$2,050	$2,051

Net Effect of Change in Accounting Principle	—	—	—	(25)

Net Income	40	449	2,050	2,026

Goodwill Amortization, Net of Taxes	—	97	—	284

Adjusted Net Income	$40	$546	$2,050	$2,310

Basic Earnings per Share:

Reported Basic Earnings per Share	$0.01	$0.22	$1.01	$1.00

Goodwill Amortization	—	0.05	—	0.14

Adjusted Basic Earnings per Share	$0.01	$0.27	$1.01	$1.14

Diluted Earnings per Share:

Reported Diluted Earnings per Share	$0.01	$0.22	$1.00	$0.97

Goodwill Amortization	—	0.04	—	0.14

Adjusted Diluted Earnings per Share	$0.01	$0.26	$1.00	$1.11

Goodwill
 For the nine months ended September 30, 2002, the Firm incurred approximately $68 million of goodwill principally in connection with acquisitions of Treasury & Securities Services businesses. Goodwill was not impaired at September 30, 2002 nor was any goodwill written off during 2002. As of September 30, 2002, the Firm had goodwill of $8,108 million. Goodwill by business segment is as follows: Investment Bank, $2,053 million; Investment Management & Private Banking, $4,171 million; Treasury & Securities Services, $984 million; JPMorgan Partners, $377 million; Retail & Middle Market Financial Services, $507 million; and Corporate, $16 million.

Other Intangible Assets
 For the nine months ended September 30, 2002, purchased credit card relationship intangibles increased by approximately $1.1 billion, primarily due to the acquisition of the Providian Master Trust, which has an estimated life of seven years. In addition, other intangibles, primarily customer relationships other than credit card, increased by $67 million. All of the Firm’s acquired intangible assets are subject to amortization. Intangible assets amortization expense was $80 million for the third quarter of 2002. For the nine months ended September 30, 2002, intangible assets amortization expense was $241 million. This amount included a $12 million impairment write-down on purchased credit card relationships related to a small credit card portfolio previously acquired. The intangible assets listed below do not include Mortgage Servicing Rights; amortization of mortgage servicing rights is recorded as a reduction of mortgage servicing revenues within Fees and Commissions. See Note 9 for a discussion of Mortgage Servicing Rights.

The components of other intangible assets were as follows:

	September 30, 2002			3Q 2002	YTD 2002

	Gross	Accumulated	Net Carrying	Amortization	Amortization
(in millions)	Amount	Amortization	Value	Expense	Expense

Purchased Credit Card Relationships	$1,884	$547	$1,337	$71	$208

All Other Intangibles	661	350	311	9	33

Amortization expense for the net carrying amount of intangible assets at September 30, 2002 is estimated to be $85 million for the remainder of 2002 (exclusive of the $241 million recorded in the first nine months), $301 million in 2003, $284 million in 2004, $269 million in 2005, $255 million in 2006 and $218 million in 2007.

Part I
Item 1 (continued)

NOTE 3 – TRADING ASSETS AND LIABILITIES
 For a discussion of the accounting policies relating to trading assets and liabilities, see Note 3 of JPMorgan Chase’s 2001 Annual Report.

The following table presents trading assets and trading liabilities for the dates indicated:

	September 30,	December 31,
(in millions)	2002	2001

Trading Assets

Debt and Equity Instruments:

U.S. Government, Federal Agencies and Municipal Securities	$55,515	$41,666

Certificates of Deposit, Bankers’ Acceptances and Commercial Paper	9,233	8,492

Debt Securities Issued by Foreign Governments	29,322	22,465

Corporate Securities and Other	57,194	45,625

Total Trading Assets – Debt and Equity Instruments	$151,264	$118,248

Derivative Receivables:

Interest Rate Contracts	$60,604	$44,732

Foreign Exchange Contracts	6,048	9,815

Debt, Equity, Commodity and Other Contracts (a)	20,866	16,610

Total Trading Assets – Derivative Receivables	$87,518	$71,157

Trading Liabilities

Total Trading Liabilities – Debt and Equity Instruments (b)	$71,607	$52,988

Derivative Payables:

Interest Rate Contracts	$47,129	$33,066

Foreign Exchange Contracts	5,854	9,410

Debt, Equity, Commodity and Other Contracts	17,610	13,587

Total Trading Liabilities – Derivative Payables	$70,593	$56,063

(a)	At September 30, 2002, the Enron-related surety receivables and letter of credit of $1,130 million were recorded in Other Assets. At December 31, 2001, these receivables were included in Derivative Receivables. In both periods, these receivables were included in nonperforming assets. See page 43 of this Form 10-Q.

(b)	Primarily represents securities sold, not yet purchased.

NOTE 4 – INTEREST INCOME AND INTEREST EXPENSE
The following table details the components of interest income and interest expense:

	Third Quarter		Nine Months

(in millions)	2002	2001	2002	2001

Interest Income

Loans	$2,960	$3,696	$9,240	$12,254

Securities	894	851	2,487	2,889

Trading Assets	1,665	1,909	5,027	5,600

Federal Funds Sold and Securities Purchased under Resale Agreements	530	848	1,556	3,120

Securities Borrowed	180	305	536	1,145

Deposits with Banks	87	100	254	350

Total Interest Income	6,316	7,709	19,100	25,358

Interest Expense

Deposits	1,422	1,820	4,077	6,578

Short-Term and Other Liabilities	1,789	2,730	5,425	9,044

Long-Term Debt	369	500	1,053	1,878

Total Interest Expense	3,580	5,050	10,555	17,500

Net Interest Income	2,736	2,659	8,545	7,858

Provision for Credit Losses (a)	1,836	745	3,410	1,714

Net Interest Income after Provision for Credit Losses	$900	$1,914	$5,135	$6,144

(a)	Includes the provision for lending-related commitments of $292 million for the third quarter and nine months ended 2002.

Part I
Item 1 (continued)

NOTE 5 – MERGER AND RESTRUCTURING COSTS
The following table shows the components of merger and restructuring costs incurred in the third quarter and nine months ended September 30, 2002 and 2001 associated with various programs announced prior to January 1, 2002:

	Third Quarter		Nine Months

(in millions)	2002	2001	2002	2001

Merger and Restructuring Costs

Merger, Right-Sizing and Other Restructuring Costs:

Severance and Stay Bonuses	$59	$605	$209	$1,079

Facilities and Equipment Write-offs	86	1	161	27

Technology and Consulting	131	93	288	186

Other	24	122	49	215

Total Merger, Right-Sizing and Other Restructuring Costs	300	821	707	1,507

Relocation Costs:

Severance and Stay Bonuses	15	11	55	36

Facilities and Equipment Write-offs	—	4	4	9

Technology and Consulting	1	1	2	7

Dual Salary, Occupancy and Equipment	9	30	27	95

Other	8	9	22	28

Total Relocation Costs	33	55	110	175

Total Merger and Restructuring Costs	$333	$876	$817	$1,682

All of the above costs, except severance and facilities and equipment write-offs, benefit future operations; all of the above costs are expensed as incurred. Additionally, with the exception of facilities and equipment write-offs, all of the costs detailed above require the expenditure of cash.

The following table shows the utilization during the nine months ended September 30, 2002 of the $1.25 billion merger-related charge recorded on December 31, 2000 and the $300 million “right-sizing” charge recorded on September 30, 2001:

(in millions)	Merger		Right-Sizing

Merger and Right-Sizing Liabilities

Liability Balance at December 31, 2001	$154		$41

Liability Utilized in the nine months ended September 30, 2002	(82)		(15)

Liability Balance at September 30, 2002	$72	(a)	$26

(a)	The remaining balance consists primarily of facilities costs.

For a further discussion of JPMorgan Chase’s merger and restructuring costs relating to programs announced prior to 2002, refer to Note 6 and page 44 of JPMorgan Chase’s 2001 Annual Report.

NOTE 6 – SECURITIES
For a discussion of the accounting policies relating to securities, see Note 7 of JPMorgan Chase’s 2001 Annual Report.

The following table presents realized gains and losses from available-for-sale (“AFS”) securities:

	Third Quarter		Nine Months

(in millions)	2002	2001	2002	2001

Realized Gains	$660	$226	$986	$1,053

Realized Losses	(82)	(84)	(170)	(389)

Net Realized Gains	$578	$142	$816	$664

Part I
Item 1 (continued)

The amortized cost and estimated fair value of securities were as follows for the dates indicated:

(in millions)	September 30, 2002		December 31, 2001

	Amortized	Fair	Amortized	Fair
Available-for-Sale Securities	Cost	Value	Cost	Value

U.S. Government and Federal

Agency/Corporation Obligations:

Mortgage-Backed Securities	$30,563	$30,931	$30,192	$29,890

Collateralized Mortgage Obligations	4,923	5,204	2,295	2,297

U.S. Treasuries	25,663	26,537	9,987	9,903

Obligations of State and Political Subdivisions	1,970	2,107	2,429	2,500

Debt Securities Issued by Foreign Governments	12,021	12,089	11,636	11,677

Corporate Debt Securities	261	268	108	142

Equity Securities	1,303	1,285	1,102	1,097

Other (a)	834	903	1,785	1,778

Total Available-for-Sale Securities	$77,538	$79,324	$59,534	$59,284

Held-to-Maturity Securities (b)	$444	$467	$476	$490

(a)	Includes collateralized mortgage obligations of private issuers, which have underlying collateral generally consisting of obligations of U.S. government and federal agencies and corporations.

(b)	Primarily mortgage-backed securities.

NOTE 7 – LOANS
The composition of the loan portfolio at each of the dates indicated was as follows:

(in millions)	September 30, 2002	December 31, 2001

Commercial loans:

Commercial and industrial	$83,041	$90,210

Commercial real estate:

Commercial mortgage	3,659	3,549

Construction	870	766

Financial institutions	9,274	9,178

Foreign governments	642	1,161

Total commercial loans	97,486	104,864

Consumer loans:

1-4 family residential mortgages	55,675	59,430

Credit card	20,508	19,387

Auto financings	30,612	25,667

Other consumer (a)	7,197	8,096

Total consumer loans	113,992	112,580

Total loans (b)(c)	$211,478	$217,444

(a)	Consists of installment loans (direct and indirect types of consumer finance), student loans, unsecured revolving lines of credit and foreign consumer loans.

(b)	Loans are presented net of unearned income of $1,931 million and $1,825 million at September 30, 2002 and December 31, 2001, respectively.

(c)	Includes loans held for sale (principally mortgage-related loans) of $17.5 billion at September 30, 2002 and $16.6 billion at December 31, 2001. The 2002 third quarter and nine months included $268 million and $516 million, respectively, in net gains on the sales of loans held for sale. The 2001 third quarter and nine months included $173 million and $380 million, respectively, in net gains on the sales of loans held for sale. The 2002 third quarter and nine months included $(5) million and $(12) million, respectively, in adjustments to record loans held for sale at the lower of cost or market. The 2001 third quarter and nine months included $(148) million and $(212) million, respectively, in adjustments to record loans held for sale at the lower of cost or market.

The table below summarizes the changes in the Allowance for Loan Losses:

(in millions)	2002	2001

Allowance at January 1	$4,524	$3,665

Provision for Loan Losses	3,118	1,717

Charge-offs	(3,152)	(1,686)

Recoveries	312	169

Net Charge-offs	(2,840)	(1,517)

Allowance Related to Purchased Portfolios	453	—

Other	8	9

Allowance at September 30	$5,263	$3,874

Part I
Item 1 (continued)

The table below summarizes the changes in the Allowance for Lending-Related Commitments, which is recorded in Other Liabilities:

(in millions)	2002		2001

Allowance at January 1	$282		$283

Provision for Lending-Related Commitments	292	(a)	(3)

Charge-offs	—		—

Recoveries	—		3

Net Charge-offs	—		3

Other	(1)		—

Allowance at September 30	$573		$283

(a)	Relates to one customer in the telecom sector and deterioration in the criticized portion of the lending-related commitment portfolio.

NOTE 8 – LOAN SECURITIZATIONS

JPMorgan Chase securitizes, sells and services residential mortgage, credit card, automobile and commercial loans. Refer to Note 9 of the 2001 Annual Report for further information and policies regarding loan securitizations.

During the third quarter of 2002, JPMorgan Chase securitized approximately $1.8 billion of residential mortgage loans, $2.1 billion of credit card loans and $0.9 billion of commercial loans, resulting in pre-tax gains on securitizations of $117 million, $13 million and $16 million, respectively. During the third quarter of 2001, JPMorgan Chase securitized approximately $2.1 billion of residential mortgage loans, $1.0 billion of credit card loans, $1.2 billion of auto loans and $1.1 billion of commercial loans, resulting in pre-tax gains on securitizations of $66 million, $7 million, $4 million and $18 million, respectively. In addition, JPMorgan Chase sold residential mortgage loans totaling $13.6 billion and $13.3 billion during the third quarters of 2002 and 2001, respectively, primarily as GNMA, FNMA and Freddie Mac mortgage-backed securities, which sales resulted in gains of $89 million and $60 million, respectively.

During the first nine months of 2002, JPMorgan Chase securitized approximately $6.4 billion of residential mortgage loans, $7.5 billion of credit card loans, $3.4 billion of automobile loans and $2.2 billion of commercial loans, resulting in pre-tax gains on securitizations of $176 million, $38 million, $6 million and $26 million, respectively. During the first nine months of 2001, JPMorgan Chase securitized approximately $5.4 billion of residential mortgage loans, $3.3 billion of credit card loans, $1.2 billion of auto loans and $3.2 billion of commercial loans, resulting in pre-tax gains on securitizations of $173 million, $18 million, $4 million and $34 million, respectively. In addition, JPMorgan Chase sold residential mortgage loans totaling $42.6 billion and $33.1 billion during the first nine months of 2002 and 2001, respectively, primarily as GNMA, FNMA and Freddie Mac mortgage-backed securities. These sales resulted in gains of $222 million and $184 million, respectively.

On February 5, 2002, JPMorgan Chase acquired the Providian Master Trust consisting of credit card receivables of approximately $7.9 billion and related relationships. Accounting guidance required that all of these purchased receivables, even those that had been securitized, be initially reflected on JPMorgan Chase’s balance sheet together with a related liability to reflect the securities issued by the trust to third parties. This liability totaled $6.3 billion on February 5, 2002 and was recorded in Other Borrowed Funds. As credit card receivables revolve and new receivables are sold to investors through the securitization trust, these newly sold credit card receivables and related liability are removed from the balance sheet as permitted by securitization accounting. During the period from the acquisition date to September 30, 2002, $4.7 billion of the liability had been removed from the balance sheet, either through the revolving sales of new receivables to investors or the maturing of investor securities. At September 30, 2002, $1.6 billion of the originally purchased receivables that had been securitized and a related liability of $1.6 billion remained on the balance sheet. The interest rate of the remaining liability is a combination of fixed and variable rates to reflect the coupon rates of the securities issued to third parties, which ranged from 1.93% to 7.98% at September 30, 2002. This liability is expected to be substantially removed from the balance sheet by June 2003. In addition, the Firm had on its balance sheet $2.4 billion relating to its undivided interest in the Providian Master Trust at September 30, 2002.

At September 30, 2002 and December 31, 2001, JPMorgan Chase recorded on its balance sheet $5.9 billion and $3.9 billion, respectively, related to its undivided interest in its Chase Credit Card Master Trust. This undivided interest represents the Firm’s interest in the credit card receivables transferred to the trust, but which have not been securitized; this interest is uncertificated and is not represented by a security. The undivided interest is carried at historical cost and is classified in Loans to provide better transparency in evaluating the creditworthiness of the loan portfolio.

The Firm maintains retained interests in its securitized and sold loans, generally in the form of senior or subordinated interest-only strips, subordinated tranches, escrow accounts and servicing rights. The escrow accounts are maintained up to predetermined limits for some of its credit card and automobile securitizations in the unlikely event that deficiencies in cash flows owed to investors occur. The amounts available in such escrow accounts totaled $547 million and $104 million as of September 30, 2002 for credit card and automobile securitizations, respectively, and $341 million and $79 million, respectively, as of December 31, 2001. The amount for residential mortgage securitizations totaled $1 million at December 31, 2001. In addition, the Firm had other retained interests as of September 30, 2002 and December 31, 2001 totaling $773 million and $1.0 billion from its residential mortgage, $131 million and $38 million from its credit card, $175 million and $141 million from its automobile securitizations, and $70 million and $66 million from its commercial securitizations, respectively. These retained interests are carried at fair value on the Firm’s balance sheet.

Part I
Item 1 (continued)

The table below outlines the key economic assumptions and the sensitivity of the fair value at September 30, 2002 of the remaining retained interests to immediate 10% and 20% adverse changes in those assumptions:

($ in millions)	Mortgage (a)		Credit Card		Auto		Commercial

Carrying value/fair value of retained interests(b)	$773		$131		$175		$70

Weighted average life	1.5-2.7	years	5-22	months	1.71	years	1-7.6	years

Annual prepayment rate	26.9-39.4	% CPR	14.8%		1.69	% WAC/WAM	NA	(c)

Impact of 10% adverse change	$(20)		$(8)		$(11)		—

Impact of 20% adverse change	(33)		(8)		(21)		—

Loss assumption	0.1-3.0%		5.0%		0.5%		NA	(d)

Impact of 10% adverse change	$(30)		$(7)		$(5)		—

Impact of 20% adverse change	(59)		(13)		(9)		—

Discount rate	13.0-30.0	%(e)	4.1-5.8%		5.0%		4.0-18.4%

Impact of 10% adverse change	$(18)		$(1)		$(1)		$(2)

Impact of 20% adverse change	(35)		(2)		(2)		(3)

(a)	Includes approximately $366 million of retained interests resulting from the acquisition of the mortgage business of Advanta Corp. in 2001.

(b)	Unrealized gains recorded in Stockholders’ equity that relate to these retained interests totaled $171.0 million, $12.7 million and $16.7 million for residential mortgage, credit card and automobile securitizations, respectively.

(c)	Not applicable since these retained interests are not subject to prepayment risk.

(d)	Not applicable as modeling assumptions for predominately all of the commercial retained interests consider overcollateralization coverage and cash collateralized credit default swaps.

(e)	During the first nine months of 2002, the Firm sold certain residual interests of approximately $220 million from sub-prime mortgage securitizations via Net Interest Margin (“NIM”) securitizations. The Firm retained residual interests in the NIM securitizations of approximately $49 million that are valued using a 30% discount rate.
CPR — Constant prepayment rate WAC / WAM — Weighted average coupon/weighted average maturity

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

The table below presents information about delinquencies, net credit losses, and components of reported and securitized financial assets:

			Loans 90 Days or		Net
Type of Loan	Total Loans		More Past Due		Charge-offs

	Sept. 30	Dec. 31	Sept. 30	Dec. 31	Year-to-Date
(in millions)	2002	2001	2002	2001	2002	2001

Mortgage (a)(b)	$75,770	$82,546	$933	$933	$215	$177

Credit card	50,351	40,811	990	928	2,112	1,500

Auto	35,515	28,950	120	129	128	95

Other (c)	7,197	8,096	94	115	135	133

Consumer loans	168,833	160,403	2,137	2,105	2,590	1,905

Commercial loans	98,507	107,468	3,710	2,046	1,447	549

Total loans reported and securitized (d)	267,340	267,871	5,847	4,151	4,037	2,454

Less: Loans securitized (a)(b)(e)	(55,862)	(50,427)	(1,237)	(1,134)	(1,197)	(937)

Reported	$211,478	$217,444	$4,610	$3,017	$2,840	$1,517

Part I
Item 1 (continued)

(a)	Includes $12.8 billion of outstanding principal balances on securitized sub-prime 1-4 family residential mortgage loans as of September 30, 2002, of which $3.9 billion relates to the Advanta Corp. mortgage business acquired in 2001.

(b)	Delinquency information for securitized mortgage loans has been adjusted to reflect the inclusion of loans in bankruptcy and foreclosure.

(c)	Includes foreign consumer loans.

(d)	Represents both loans on the balance sheet and loans that have been securitized, but excludes loans for which the Firm’s only continuing involvement is servicing of the assets.

(e)	Total assets held in securitization-related SPEs, as of September 30, 2002, totaled $91.3 billion (see Note 1 on page 7). The $55.9 billion of loans securitized excludes: $24.7 billion of securitized loans for which the Firm’s only continuing involvement is the servicing of the assets; $5.9 billion of seller’s interests in credit card master trusts (which are recorded as loans on the Firm’s balance sheet); $4.0 billion of Providian Master Trust receivables (which are reflected as receivables on the Firm’s balance sheet until paid off or revolve into new receivables sold to investors); and $0.8 billion of escrow accounts and other assets.

NOTE 9 – MORTGAGE SERVICING RIGHTS
For a further description of mortgage servicing rights (“MSR”), see Note 10 of the 2001 Annual Report. The following table summarizes the changes in residential MSRs:

(in millions)	2002	2001

Balance at January 1	$6,579	$6,362

Additions	1,505	2,752

Sales	—	(83)

SFAS 133 Hedge Valuation Adjustments	(3,592)	(1,873)

Amortization	(1,024)	(791)

Change in Valuation Allowance	138	(636)

Balance at September 30	$3,606	$5,731

Estimated Fair Value at September 30	$3,606

Weighted-Average Prepayment Speed Assumption	26.7%CPR

Weighted-Average Discount Rate	8.30%

CPR – Constant Prepayment Rate

The valuation allowance represents the extent to which the carrying value of MSRs exceeds its estimated fair value. Changes in the valuation allowance are the result of the recognition of impairment or the recovery of previously recognized impairment charges due to changes in market conditions during the period. The changes in the valuation allowance for MSRs were as follows:

(in millions)	2002	2001

Balance at January 1	$1,170	$99

Impairment (Recovery) Adjustment	(138)	636

Balance at September 30	$1,032	$735

The carrying value of MSRs is sensitive to changes in interest rates, including the effect of interest rates on prepayment speeds. The Firm offsets interest rate risk exposure by designating certain interest rate derivatives (e.g., a combination of swaps, swaptions and floors that produces an interest rate profile opposite to the MSRs) as fair value hedges of specified MSRs under SFAS 133. SFAS 133 hedge accounting allows the carrying value of the hedged MSRs to be adjusted through earnings in the same period that the change in value of the hedging derivatives is recognized through earnings. Both of these valuation adjustments are recorded in the mortgage servicing fees component within Fees and Commissions. For a further discussion on derivative instruments and hedging activities, see Note 16 on page 18.

AFS securities and certain “nonhedge” derivatives are also used to manage the risk exposure of the MSRs. These instruments are accounted for as stand-alone instruments because AFS securities do not qualify as hedges under SFAS 133 and the derivatives have not been designated by management as hedging derivatives. Accordingly, the securities are accounted for as AFS securities under SFAS 115 and the “nonhedge” derivatives are accounted for as trading derivatives. Gains and losses on these instruments are recognized in earnings in Securities Gains (Losses) (i.e., realized gains/losses on securities sold) and Trading Revenue, respectively. Unrealized gains/losses on AFS securities are reported in Other Comprehensive Income. For a further understanding as to the risk management activities of MSRs, see the Retail & Middle Market Financial Services segment discussion on pages 35-38 of this Form 10-Q.

Part I
Item 1 (continued)

NOTE 10 – SUBORDINATED DEFERRABLE INTEREST DEBENTURES
At September 30, 2002, 12 wholly owned Delaware statutory business trusts established by JPMorgan Chase had issued an aggregate $5,439 million in capital securities, net of discount. For a discussion of these business trusts, see Note 11 in JPMorgan Chase’s 2001 Annual Report and Note 9 of JPMorgan Chase’s March 31, 2002 Form 10-Q. There were no issuances or redemptions of capital securities during the third quarter 2002.

NOTE 11 – PREFERRED STOCK OF SUBSIDIARY
On February 28, 2002, Chase Preferred Capital Corporation redeemed all 22 million outstanding shares of its 8.10% cumulative preferred stock, Series A, at a redemption price per share of $25 plus accrued and unpaid dividends.

NOTE 12 – EARNINGS PER SHARE
For a discussion of JPMorgan Chase’s earnings per share (“EPS”), see Note 15 of the 2001 Annual Report. The following table presents the calculation of basic and diluted EPS for the third quarter and nine months ended September 30, 2002 and 2001:

	Third Quarter		Nine Months

(in millions, except per share amounts)	2002	2001	2002	2001

Basic Earnings per Share

Earnings:

Net Income	$40	$449	$2,050	$2,026

Less: Preferred Stock Dividends	13	13	39	53

Net Income Applicable to Common Stock	$27	$436	$2,011	$1,973

Shares:

Basic Average Common Shares Outstanding	1,986.0	1,975.3	1,982.3	1,973.5

Net Income per Share (a)	$0.01	$0.22	$1.01	$1.00

Diluted Earnings per Share

Earnings:

Net Income Applicable to Common Stock	$27	$436	$2,011	$1,973

Shares:

Basic Average Common Shares Outstanding	1,986.0	1,975.3	1,982.3	1,973.5

Additional Shares Issuable upon Exercise of Stock Options for Dilutive Effect	19.8	45.6	27.0	55.4

Average Common Shares Outstanding Assuming Dilution	2,005.8	2,020.9	2,009.3	2,028.9

Net Income per Share (a)(b)	$0.01	$0.22	$1.00	$0.97

(a)	Basic and diluted earnings per share have been reduced by $0.01 in the nine months of 2001 due to the impact of the adoption of SFAS 133 relating to the accounting for derivative instruments and hedging activities.

(b)	Options issued under employee benefit plans to purchase 375 million and 210 million shares of common stock were outstanding for the third quarter 2002 and 2001, respectively, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. For the nine months 2002 and 2001, options issued under employee benefit plans to purchase common shares excluded from the computation were 358 million and 162 million, respectively.

Part I
Item 1 (continued)

NOTE 13 – COMPREHENSIVE INCOME
Comprehensive income is composed of net income and other comprehensive income, which includes the after-tax change in unrealized gains and losses on AFS securities, cash flow hedging activities and foreign currency translation adjustments.

(in millions)	Nine Months Ended September 30, 2002

	Unrealized			Cash	Accumulated Other
	Gains (Losses)	Translation		Flow	Comprehensive
	on AFS Securities (a)	Adjustments		Hedges	Income (Loss)

Beginning Balance	$(135)	$(2)		$(305)	$(442)

Net Change during Period	1,282 (b)	(4)	(c)	629 (e)	1,907

Ending Balance	$1,147	$(6)	(d)	$324	$1,465

	Nine Months Ended September 30, 2001

	Unrealized			Cash	Accumulated Other
	Gains(Losses)	Translation		Flow	Comprehensive
	on AFS Securities (a)	Adjustments		Hedges	Income (Loss)

Beginning Balance	$(244)	$3		$—	$(241)

Net Change during Period	722	(8)	(c)	(206) (e)	508

Ending Balance	$478	$(5)	(d)	$(206)	$267

(a)	Primarily represents the after-tax difference between the fair value and amortized cost of the available-for-sale securities portfolio.

(b)	The gains are due primarily to declining rates in the 2002 second and third quarters.

(c)	At September 30, 2002, includes $52 million of after-tax net gains on foreign currency translation from operations for which the functional currency is other than the U.S. dollar, which are offset by $56 million of after-tax net losses on hedges. At September 30, 2001, includes $296 million of after-tax net losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar, which are offset by $288 million of after-tax net gains on hedges.

(d)	Includes after-tax gains and losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar.

(e)	The net change for the nine months ended September 30, 2002 includes $119 million of after-tax losses recognized in income and $510 million of after-tax gains representing the net change in derivative fair values that were recorded in comprehensive income. The net change for the nine months ended September 30, 2001 includes $25 million of after-tax losses recognized in income and $231 million of after-tax losses representing the net change in derivative fair values and the impact of the adoption of SFAS 133 that were recorded in comprehensive income.

NOTE 14 – CAPITAL
For a discussion of the calculation of risk-based capital ratios, see Note 21 of JPMorgan Chase’s 2001 Annual Report.

The following table presents the risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries. At September 30, 2002, the Firm and each of its depository institutions, including those listed in the table below, were “well-capitalized” as defined by banking regulators.

		Significant Banking Subsidiaries

September 30, 2002
(in millions, except ratios)	JPMorgan Chase (a)	JPMorgan Chase Bank	Chase USA

Tier 1 Capital	$38,459	$32,102	$4,113

Total Capital	55,024	43,267	5,877

Risk-Weighted Assets (b)	442,586	383,373	36,570

Adjusted Average Assets	711,703	566,893	32,771

Tier 1 Capital Ratio	8.69%	8.37%	11.25%

Total Capital Ratio	12.43%	11.29%	16.07%

Tier 1 Leverage Ratio	5.40%	5.66%	12.55%

(a)	Assets and capital amounts for JPMorgan Chase’s banking subsidiaries reflect intercompany transactions, whereas the respective amounts for JPMorgan Chase reflect the elimination of intercompany transactions.

(b)	Risk-weighted assets include off-balance sheet risk-weighted assets in the amounts of $160,502 million, $147,477 million and $4,710 million, respectively.

Part I
Item 1 (continued)

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

The following table presents derivative instrument and hedging related activities for the periods indicated:

	Third Quarter		Nine Months

(in millions)	2002	2001	2002	2001

Fair Value Hedge Ineffective Net Gains (a)	$6	$8	$247	$84

Cash Flow Hedge Ineffective Net Gains (Losses) (a)	—	(6)	(1)	(9)

Cash Flow Hedging Gains on Forecasted Transactions that Failed to Occur	—	—	—	40	(b)

(a)	Includes ineffectiveness and the components of hedging instruments that have been excluded from the assessment of hedge effectiveness.

(b)	Represents recognized gains in net interest income for cash flow hedges of AFS security purchases that were discontinued because the forecasted transaction failed to occur.

It is expected that $158 million (after-tax) of net gains recorded in other comprehensive income at September 30, 2002 will be recognized in earnings over the next 12 months. The maximum length of time over which forecasted transactions are hedged is ten years, related to core lending activities.

NOTE 17 – OFF-BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS
Lending-related financial instruments are used to meet the financing needs of customers. JPMorgan Chase issues commitments to extend credit, and standby letters of credit and guarantees and also provides securities-lending services to its customers. For lending-related financial instruments, the contractual amount of the financial instrument represents the maximum potential credit risk to JPMorgan Chase if the counterparty draws on its commitment. A large majority of these commitments expire without being drawn upon. As a result, total contractual amounts are not representative of the Firm’s actual future liquidity requirements.

As with on-balance sheet extensions of credit, management has an allowance for specific and expected loss components as well as a residual component for off-balance sheet lending-related commitments. At September 30, 2002 and December 31, 2001, the Allowance for credit losses related to off-balance sheet lending-related commitments, which is reported in Other liabilities, was $573 million and $282 million, respectively. For the summary of changes in the allowance for lending-related commitments, see Note 7 on page 13 of this Form 10-Q.

The following table summarizes the contractual amounts relating to JPMorgan Chase’s off-balance sheet lending-related financial instruments at September 30, 2002 and December 31, 2001:

	September 30,	December 31,
(in millions)	2002	2001

Credit card lines	$125,562	$104,785

Other unfunded commitments to extend credit (a)(b)(c)(d)	204,841	204,397

Standby letters of credit and guarantees (a)(c)	40,431	41,163

Other letters of credit (a)	2,467	2,151

Customers’ securities lent	108,497	111,167

(a)	Net of risk participations totaling $19,158 million and $13,935 million at September 30, 2002 and December 31, 2001, respectively.

(b)	Unused advised lines of credit totaling $17,863 million at September 30, 2002 and $19,229 million at December 31, 2001 are not included within these commitments.

(c)	See Note 1 of this Form 10-Q for information on commitments to SPEs.

(d)	Includes both commercial and consumer unfunded commitments.

Part I
Item 1 (continued)

NOTE 18 – FAIR VALUE OF FINANCIAL INSTRUMENTS
For those financial instruments that are not recorded on the balance sheet at fair value, fair value is based on quoted market prices, where available. If listed prices or quotes are not available, fair value is based on internally developed models that primarily use market-based or independent information as inputs. Primary market prices are used to determine the fair value of certain of the Firm’s financial instruments, such as loans and lending-related commitments, as they provide an estimate of prices at which such financial instruments could currently be originated.

These methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, the use of different methodologies or secondary market prices to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. For example, using the cost of credit derivatives as a means to estimate the fair value of loans, rather than discounting loans using current market rates, would result in different estimates of fair value. For a further discussion of JPMorgan Chase’s fair value methodologies, see Note 27 of JPMorgan Chase’s 2001 Annual Report.

The following table presents the financial assets and liabilities valued under SFAS 107:

	September 30, 2002			December 31, 2001

	Carrying	Estimated	Appreciation/	Carrying	Estimated	Appreciation/
(in billions)	Value	Fair Value	(Depreciation)	Value	Fair Value	(Depreciation)

Total Financial Assets	$724.4	$732.3	$7.9	$678.0	$684.0	$6.0

Total Financial Liabilities	$697.5	$698.1	(0.6)	$651.4	$652.3	(0.9)

Estimated Fair Value in Excess of Carrying Value			$7.3			$5.1

NOTE 19 – SEGMENT INFORMATION
JPMorgan Chase is organized into five major businesses: Investment Bank, Treasury & Securities Services, Investment Management & Private Banking, JPMorgan Partners and Retail & Middle Market Financial Services. These businesses are segmented based on the products and services provided, or the type of customer serviced, and reflect the manner in which financial information is currently evaluated by the Firm’s management. For a further discussion concerning JPMorgan Chase’s business segments, see Segment Results in the Management’s Discussion and Analysis (“MD&A”) section of this Form 10-Q on pages 29 through 42.

JPMorgan Chase uses Shareholder Value Added (“SVA”) and Operating Earnings as its principal measures of franchise profitability. A 12% cost of capital is used for all businesses except JPMorgan Partners, which has a 15% cost of capital. See Segment Results in the MD&A on page 28 and Note 29 of JPMorgan Chase’s 2001 Annual Report for a further discussion of performance measurements and policies for cost of capital allocation. The following table provides a summary of the Firm’s segment results for the third quarter and nine months 2002 and 2001:

Part I
Item 1 (continued)

			Investment		Retail &
		Treasury &	Management		Middle Market	Corporate/
	Investment	Securities	& Private	JPMorgan	Financial	Reconciling
(in millions, except ratios)	Bank	Services	Banking	Partners	Services	Items (a)	Total

Third Quarter 2002

Operating Revenue (b)	$2,433	$1,022	$691	$(361)	$3,732	$(216)	$7,301

Intersegment Revenue (b)	(33)	31	16	(8)	6	(12)	—

Operating Earnings (Loss)	(256)	212	98	(284)	807	(252)	325

Average Common Equity	18,248	2,958	6,008	5,389	10,497	(932)	42,168

Average Managed Assets (c)	493,657	15,311	34,746	10,095	179,489	19,416	752,714

SVA	(812)	122	(85)	(489)	487	(187)	(964)

Return on Common Equity (d)	NM	28.3%	6.4%	NM	30.4%	NM	2.9%

Third Quarter 2001

Operating Revenue (b)	$3,541	$972	$757	$(175)	$2,843	$(247)	$7,691

Intersegment Revenue (b)	(1)	47	16	1	(5)	(58)	—

Operating Earnings (Loss) (e)	702	172	124	(153)	421	(133)	1,133

Average Common Equity	18,335	2,910	6,145	6,121	9,343	(1,351)	41,503

Average Managed Assets (c)	513,140	18,301	36,658	11,368	165,118	11,084	755,669

SVA	143	83	(63)	(386)	136	(49)	(136)

Return on Common Equity (d)	15.1%	23.3%	7.9%	NM	17.8%	NM	10.7%

Nine Months 2002

Operating Revenue (b)	$9,141	$2,938	$2,183	$(846)	$10,319	$(607)	$23,128

Intersegment Revenue (b)	(120)	110	77	(6)	(5)	(56)	—

Operating Earnings (Loss)	983	528	335	(699)	2,030	(523)	2,654

Average Common Equity	18,611	2,982	6,091	5,529	10,362	(2,411)	41,164

Average Managed Assets (c)	488,046	16,629	36,274	10,351	177,342	22,523	751,165

SVA	(701)	258	(217)	(1,324)	1,091	(187)	(1,080)

Return on Common Equity (d)	7.0%	23.6%	7.2%	NM	26.1%	NM	8.5%

Nine Months 2001

Operating Revenue (b)	$11,584	$2,885	$2,436	$(974)	$8,194	$(649)	$23,476

Intersegment Revenue (b)	3	143	77	13	(2)	(234)	—

Operating Earnings (Loss) (e)(f)	2,510	485	366	(767)	1,249	(397)	3,446

Average Common Equity	19,043	2,949	6,324	6,617	9,032	(2,468)	41,497

Average Managed Assets (c)	510,185	17,938	36,921	12,410	162,572	11,950	751,976

SVA	779	217	(210)	(1,517)	427	(28)	(332)

Return on Common Equity (d)	17.5%	21.8%	7.6%	NM	18.3%	NM	10.9%

(a)		Corporate/Reconciling Items includes Support Units and the effects remaining at the corporate level after the implementation of management accounting policies.

(b)		Operating Revenue includes Intersegment Revenue, which includes intercompany revenue and revenue sharing agreements, net of intersegment expenses. Transactions between business segments are primarily conducted at fair value.

(c)		Includes credit card receivables that have been securitized.

(d)		Based on annualized amounts.

(e)		Previously reported operating earnings for 2001 have been adjusted by adding back amortization of goodwill to make 2001 results comparable with 2002.

(f)		Excludes the after-tax impact of SFAS 133 cumulative transition adjustment for the Investment Bank ($19) million, Retail & Middle Market Financial Services ($3) million and Corporate ($3) million.

NM	–	Not meaningful.

The table below presents a reconciliation of the combined segment information to the Firm’s reported net income as included in the Consolidated Statement of Income.

	Third Quarter		Nine Months

(in millions)	2002	2001	2002	2001

Consolidated Operating Earnings	$325	$1,133	$2,654	$3,446

Amortization of Goodwill, Net of Taxes (a)	—	(97)	—	(284)

Special Items and Restructuring Costs	(285)	(587)	(604)	(1,111)

Net Effect of Change in Accounting Principle	—	—	—	(25)

Consolidated Net Income (a)	$40	$449	$2,050	$2,026

(a)	Reported net income for 2002 reflects the adoption of SFAS 142 and, accordingly, the Firm ceased amortizing goodwill effective January 1, 2002. There was no impairment of goodwill upon adoption of SFAS 142. Previously reported operating earnings for 2001 have been adjusted by adding back amortization of goodwill to report 2001 results on a basis comparable with 2002.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

	Third Quarter					Nine Months

		Over/(Under)
(in millions, except							Over/(Under)
per share and ratio data)	2002	2Q 2002		3Q 2001		2002	2001

Revenue	$6,947	(8)%		(6)%		$22,119	(3)%

Noninterest Expense	5,051	(3)		(16)		15,603	(13)

Provision for Credit Losses	1,836	124		146		3,410	99

Net Income	40	(96)		(91)		2,050	1

Net Income per Share – Diluted	0.01	(98)		(95)		1.00	3

Return on Average Common Equity (“ROCE”)	0.3%	(970	)bp	(390	)bp	6.5%	10	bp

Tier 1 Capital Ratio	8.7%	(10	)bp	50	bp

Total Capital Ratio	12.4	(30)		80

Tier 1 Leverage Ratio	5.4	—		10

bp — Denotes basis points; 100 bp equals 1%.

Financial Highlights – Reported Basis: Reported net income for J.P. Morgan Chase & Co. (“JPMorgan Chase” or the “Firm”) was $40 million, or $0.01 per share, in the third quarter of 2002 compared with $1,028 million, or $0.50 per share, in the second quarter of 2002 and $449 million, or $0.22 per share, in the third quarter of 2001. For the first nine months of 2002, reported net income was $2,050 million, or $1.00 per share, compared with $2,026 million, or $0.97 per share, in the same period last year.

Total revenue of $6.9 billion in the third quarter of 2002 was down 8% versus the immediately preceding quarter and 6% below the third quarter of last year. These declines were primarily the result of weak trading results in a challenging market environment, as well as the seasonal slowdown in client flow. This was partially offset by the continued strong results of the retail businesses, particularly the mortgage business.

Total noninterest expenses of $5.1 billion in the third quarter of 2002 declined from both the 2002 second quarter and 2001 third quarter. The decline of 16% from the third quarter of last year was attributable to lower merger and restructuring expenses, lower compensation expenses as a result of layoffs, lower incentives in response to lower earnings, and the implementation of other expense management initiatives. In addition, the current quarter, in comparison with the 2001 third quarter, reflected the effect of the adoption of SFAS 142, which eliminated the amortization of goodwill. On a year-to-date basis, total expense of $15.6 billion in 2002 was 13% lower than last year, reflecting the same factors.

Provision for credit losses for the 2002 third quarter was up 124% from the second quarter of this year and 146% above the third quarter of 2001 reflecting higher commercial net charge-offs and a provision in excess of charge-offs in the amount of $570 million. The provision included $292 million for losses in lending-related commitments. The significant increase in commercial net charge-offs was primarily attributable to companies in the telecommunications and related sectors and, to a lesser extent, the cable sector. The increase in the provision, when compared with the 2001 third quarter, was also affected by the acquisition of the Providian Master Trust in February 2002. For the first nine months of this year, the provision of $3.4 billion was 99% higher than last year’s equivalent nine-month period, reflecting the increase in commercial net charge-offs and the effect of the Providian Master Trust acquisition.

Summary of Segment Results: In addition to analyzing the Firm’s results on a reported basis, management utilizes “operating basis” to assess each of its business segments. For additional information and a reconciliation between the Firm’s reported and operating results see pages 29-30 of this Form 10-Q.

Operating results for the 2002 third quarter were significantly below the 2002 second quarter and 2001 third quarter. Operating earnings were $325 million in the third quarter 2002, compared with $1,179 million in the second quarter of 2002 and $1,133 million one year ago. Operating earnings for 2001 have been adjusted by adding back amortization of goodwill to present 2001 results on a basis comparable with the results for 2002, which include the impact of the implementation on January 1, 2002 of SFAS 142.

Part I
Item 2 (continued)

•	The Investment Bank had an operating loss of $256 million in the third quarter of 2002, compared with operating earnings of $486 million in the second quarter of 2002 and $702 million in the third quarter of 2001. The operating loss for the quarter was driven by significantly higher credit costs and lower revenues, compared with the prior quarters. Market share in key markets was maintained.

•	Retail & Middle Market Financial Services had a third consecutive quarter of record operating earnings. Operating earnings of $807 million were up 16% from the 2002 second quarter and up 92% from the third quarter of 2001. These results were driven by continued high production volumes across all consumer credit businesses and hedging gains in the mortgage business.

•	JPMorgan Partners had negative private equity gains of $299 million, compared with negative gains of $125 million in the second quarter of 2002 and negative gains of $102 million in the third quarter of 2001. In the third quarter of 2002, there were write-offs and write-downs of $290 million on private and publicly listed equity holdings. Losses were concentrated in telecommunications and technology investments. Operating earnings for the unit were a loss of $284 million, $169 million and $153 million in the third quarter of 2002, the second quarter of 2002 and the third quarter of 2001, respectively.

•	Treasury & Securities Services had record operating earnings of $212 million, 22% higher than the second quarter of 2002 and 23% higher than the third quarter of 2001. The increases were driven by a gain of approximately $50 million on the sale of an interest in Centrale de Livraison de Valeurs Mobilieres (“CEDEL”), an overseas securities clearing firm and by lower expenses resulting from cost-containment initiatives. Weakness in the securities custody business was offset by the strong results of the institutional trust and treasury businesses. The overhead ratio declined to 68% for the 2002 third quarter, compared with 73% for the 2002 second quarter and third quarter of 2001.

•	Investment Management & Private Banking had operating earnings of $98 million, down 12% from the 2002 second quarter and down 21% from the third quarter of 2001. Declines in global equity valuations and lower investor activity levels accounted for most of the decreases.

Total assets as of September 30, 2002 were $742 billion, compared with $741 billion as of June 30, 2002 and $694 billion at December 31, 2001. JPMorgan Chase’s Tier 1 Capital ratio was 8.7% at September 30, 2002 and 8.3% at December 31, 2001. On September 17, 2002, the Board of Directors declared its intention to continue the current quarterly dividend of $0.34 per share on the Firm’s outstanding common stock, provided that capital ratios remain strong and earnings prospects exceed the current dividend.

The Firm remains committed to its diversified business model and the execution of its long-term strategy. In responding to the difficult environment, the Firm continues to examine opportunities to improve performance, control expenses, manage prudently its capital and liquidity, and improve its risk management practices.

To improve financial performance under current market conditions, the Investment Bank announced in October 2002 a series of initiatives to improve efficiency as well as enable selective strategic investments. These initiatives, which will begin in the fourth quarter, are expected to generate approximately $700 million of savings and result in a reduction in staffing levels of over 2,000 as well as a reduction in consultants employed by the Firm. Severance and other restructuring costs related to these initiatives are estimated to be approximately $450 million with approximately $300 million to be incurred in the fourth quarter of 2002 and the remainder in 2003. For additional information, see page 34 of this Form 10-Q. Initiatives are also underway to improve the Firm’s efficiency in technology, finance management and other support units. In addition, the Firm continues to adjust its credit practices by imposing tighter concentration limits on borrowers and industries.

Part I
Item 2 (continued)

RESULTS OF OPERATIONS

The following section provides a discussion of JPMorgan Chase’s results of operations.

Revenues

	Third Quarter			Nine Months

		Over/(Under)			Over/(Under)
(in millions)	2002	2Q 2002	3Q 2001	2002	2001

Investment Banking Fees	$545	(31)%	(33)%	$2,085	(22)%

Trading Revenue	(21)	NM	NM	2,009	(56)

Fees and Commissions	3,005	4	25	8,474	21

Private Equity:

Realized Gains (Losses)	(40)	NM	NM	(60)	NM

Unrealized Gains (Losses)	(275)	NM	12	(618)	55

Securities Gains	578	366	307	816	23

Other Revenue	419	43	92	868	16

Net Interest Income	2,736	(5)	3	8,545	9

Total Revenue	$6,947	(8)	(6)	$22,119	(3)

NM — Not meaningful.

Investment Banking Fees

Investment banking fees of $545 million in the third quarter of 2002 declined over 30% from both the 2001 third quarter and the 2002 second quarter. The declines reflected the industry-wide prolonged weakness in demand for mergers and acquisitions (“M&A”) advisory services and for stock and bond offerings. Advisory revenues in the third quarter of 2002 were $143 million, a decline of 57% from the third quarter of 2001 and 24% from the second quarter of this year. Underwriting and Other fees of $402 million were 17% lower than the same period a year ago and 33% lower than the second quarter of 2002. (For additional information on investment banking fees, see the Investment Bank segment discussion on page 32.)

For the first nine months of 2002, investment banking fees of $2.1 billion were down 22% from last year. The decline was due to the industry-wide weakness in M&A and capital markets. Advisory revenues for the first nine months of $523 million were down 46% from last year. Underwriting and Other fees of $1.6 billion were down 8% from last year primarily due to weakness in debt underwriting.

At the end of September 2002, the pipeline for investment banking activities was approximately 6% below the level at the end of the second quarter of 2002, with the pipeline for M&A and equity underwriting down 10% and 20%, respectively. These unfavorable conditions were partly offset by the increase in the pipeline for bond underwriting and loan syndication, which is up 10% from the second quarter of 2002. The Firm believes the near-term outlook for capital markets remains uncertain.

Investment Banking Fees

	Third Quarter			Nine Months

		Over/(Under)			Over/(Under)
(in millions)	2002	2Q 2002	3Q 2001	2002	2001

Advisory	$143	(24)%	(57)%	$523	(46)%

Underwriting and Other Fees	402	(33)	(17)	1,562	(8)

Total	$545	(31)	(33)	$2,085	(22)

Trading Revenue

Trading revenues were negative $21 million in the 2002 third quarter, compared with trading gains of $731 million and $1,301 million in the second quarter of 2002 and third quarter of 2001, respectively. The lower results were due to equity trading losses, lower results in fixed income trading and a seasonal slowdown of client flow, compared with the second quarter.

For the first nine months ended September 30, 2002, trading revenue of $2.0 billion was down 56% from last year. Fixed income and other results of $1.7 billion were down 46% reflecting weakness in interest rate trading. Equities trading results of $314 million were down 78% primarily due to lower results in equity derivatives.

Beginning in 2001, bid and offer prices on NASDAQ stocks began to be quoted in dollars and cents instead of fractions of whole dollars. As a result, in 2002, the Firm began to negotiate with institutional clients commission-based pricing structures that would support the costs of delivering enhanced brokerage services to these clients in connection with effecting their NASDAQ-market trades. Prior to this change, revenues earned on a spread between bid and offer prices were recorded in “Trading Revenues”; revenues earned from agreed-upon commissions are now recorded in the “Brokerage and Investment Services Fees” category.

Part I
Item 2 (continued)

	Third Quarter			Nine Months

Trading Revenue		Over/(Under)			Over/(Under)
(in millions)	2002	2Q 2002	3Q 2001	2002	2001

Equities	$(161)	NM	NM	$314	(78)%

Fixed Income and Other	140	(73)%	(86)%	1,695	(46)

Total	$(21)	NM	NM	$2,009	(56)

NM — Not meaningful.

Fees and Commissions

Fees and commissions of $3.0 billion for the third quarter of 2002 increased 25% from the third quarter of 2001 and 4% from the second quarter of 2002. For the first nine months of 2002, fees and commissions rose 21% from the comparable period of 2001. The table below provides the significant components of fees and commissions:

	Third Quarter			Nine Months

		Over/(Under)			Over/(Under)
(in millions)	2002	2Q 2002	3Q 2001	2002	2001

Investment Management, Custody and Processing Services	$923	(6)%	(4)%	$2,896	(2)%

Credit Card Revenue	806	20	47	2,062	43

Brokerage and Investment Services	321	(4)	20	958	2

Mortgage Servicing Fees, Net of Amortization and Write-downs	323	26	NM	628	NM

Other Lending-Related Service Fees	128	—	2	386	2

Deposit Service Charges	288	5	10	851	14

Other Fees	216	(11)	(4)	693	4

Total	$3,005	4	25	$8,474	21

NM — Not meaningful.

Investment Management, Custody and Processing Services

Investment management, custody and processing services fees declined 4% and 6% from the third quarter of last year and the second quarter of 2002, respectively. The investment management fee component of this category decreased 4% from the 2001 third quarter and prior quarter of this year. The declines were due to the lower value of equity-related assets under management, as well as the general slowdown in investor activity.

Custody and processing services decreased 8% from the second quarter of 2002, partly reflecting the seasonal decline in securities lending volume. The second quarter is traditionally more profitable for the securities lending business as several overseas companies pay their annual or semi-annual dividends during this quarter; the dividend payout triggers an increase in market activity in the shares of these overseas companies. Also contributing to the decrease in the third quarter of 2002 was the weak market environment, which adversely affected the value of securities under safekeeping. (For additional information, see the Investment Management & Private Banking and the Treasury & Securities Services segment discussions on pages 39 and 34, respectively.)

Credit Card Revenue

Credit card revenue rose 47% from the third quarter of 2001 and 20% from the second quarter of 2002. The increase over the 2001 third quarter was attributable to the higher servicing fees associated with the almost $10 billion growth in the servicing portfolio. Growth in the servicing portfolio was primarily driven by the acquisition of the Providian Master Trust portfolio in February 2002. For a discussion of the treatment of the accounting for securitizations, see page 29.

Brokerage and Investment Services

In the third quarter of 2002, brokerage and investment services rose 20% from the 2001 third quarter but declined 4% from the 2002 second quarter. The increase from last year was attributable to the impact of more NASDAQ-market trades being executed in 2002 on a commission basis rather than based on bid/offer spread. (For further information, see the Trading Revenue discussion on page 23.)

Part I
Item 2 (continued)

Mortgage Servicing Fees

Mortgage servicing fees of $323 million in the 2002 third quarter increased considerably from both the 2001 third quarter and the second quarter of this year. The Firm offsets the interest rate risk in its mortgage servicing rights asset by designating certain interest rate derivatives as fair value hedges. The results of these hedges and the adjustments of the carrying value of the MSRs under SFAS 133 are recorded in mortgage servicing fees. See Note 9 on page 15 of this Form 10-Q. During the third quarter of 2002, gains on derivatives used to hedge mortgage servicing rights significantly offset decreases in the value of the asset. On a year-to-date basis, the increase of $777 million in mortgage servicing fees from the prior year also reflected the favorable impact of the Firm’s risk management activities. Also contributing to the increase from last year was the growth in servicing balances. At September 30, 2002, the balance of mortgages serviced at Home Finance stood at $435 billion compared with $427 billion at September 30, 2001 and $436 billion at June 30, 2002.

Deposit Service Charges

Deposit service charges in the third quarter of 2002 increased 10% from the third quarter of 2001 and 5% from the second quarter of 2002. The increases resulted from the lower interest rate environment, which reduced the value of customers’ compensating deposit balances, and consequently increased the fees they paid for deposit services. On a year-to-date basis, the increase of 14% from last year was driven by the effect of the lower interest rate environment, as well as higher transaction volume on the accounts of institutional customers.

Other Fees

Other fees of $216 million in the 2002 third quarter were down slightly from last year’s third quarter and 11% from the 2002 second quarter. The decline from the 2002 second quarter reflected lower insurance commissions partly due to a decline in the volume of variable annuity sales.

Private Equity Gains

The private equity investments of the Firm resulted in a net loss of $315 million in the third quarter of 2002, compared with the loss of $107 million recorded during the third quarter of last year and the loss of $125 million in the second quarter of this year. The results of the third quarter of 2002 reflected net mark-to-market losses on public securities, as well as write-downs and write-offs on private holdings, particularly in telecom and technology investments.

The private equity markets continued to be weak in the third quarter, with limited exit opportunities and constrained financing. The outlook for the rest of the year indicates a continuation of the difficult market environment; that is, few initial public offerings, limited availability of high-yield financing, and slow merger and acquisition activities. (For a further discussion of the Firm’s private equity results, see the JPMP line of business results on page 40 of this Form 10-Q.) The table below provides a comparison with prior periods of realized and unrealized gains and losses.

				Nine Months

(in millions)	3Q 2002	2Q 2002	3Q 2001	2002	2001

Realized Gains (Losses):

Cash Gains	$111	$111	$234	$389	$810

Write-Offs	(151)	(121)	(30)	(449)	(240)

Subtotal	(40)	(10)	204	(60)	570

Unrealized Gains (Losses):

Public Mark-to-Market	(119)	(20)	(309)	(316)	(301)

Private Write-Downs	(156)	(95)	(2)	(302)	(1,078)

Subtotal	(275)	(115)	(311)	(618)	(1,379)

Private Equity Gains (Losses)	$(315)	$(125)	$(107)	$(678)	$(809)

Part I
Item 2 (continued)

Securities Gains

Securities gains of $578 million in the third quarter of 2002 were up substantially from the same period a year earlier and the immediately preceding quarter of this year. Included in these gains were $465 million attributable to the Investment Bank, which manages the Firm’s interest rate exposures and investment securities activities. Global treasury’s activities complement and offer a strategic balance and diversification benefit to the Firm’s trading activities. Also included were $107 million of gains realized from Home Finance’s investment securities portfolio. Securities available-for-sale are held by Home Finance to hedge the value of mortgage servicing rights on its balance sheet. During the first nine months of 2002, the value of the available-for-sale securities at Home Finance rose steadily as a result of declining rates during this period.

Other Revenue

	Third Quarter			Nine Months

		Over/(Under)			Over/(Under)
(in millions)	2002	2Q 2002	3Q 2001	2002	2001

Residential Mortgage Origination/ Sales Activities	$213	46%	36%	$459	11%

All Other Revenue	206	41	238	409	23

Other Revenue	$419	43	92	$868	16

The increase in revenue over prior periods relating to residential mortgage origination and sales activities is due to the significant growth in loan applications and originations, primarily from the direct-to-consumer products. This level of origination activity resulted in a higher volume of loan sales and securitization. (For additional information on mortgage-related revenue, see the Retail & Middle Market Financial Services segment discussion on page 35 and Note 8 on page 13.)

All other revenue of $206 million increased significantly from the third quarter of 2001 and was up 41% from the second quarter this year. The third quarter of 2002 included a gain of approximately $50 million on the sale of the Firm’s interest in CEDEL, a company that clears foreign security transactions, and $20 million received as a result of the forfeiture by the City of New York of escrow deposits due to the City’s cancellation of the 15 Broad/23 Wall Street purchase. In the third quarter of this year, New York City decided not to purchase the JPMorgan Chase property at 15 Broad/23 Wall Street that had been planned to house the New York Stock Exchange. The 2001 third quarter included unfavorable fair value adjustments related to loan positions held by the Firm after the syndication period had ended, partly offset by a gain of $27 million on the sale of a commercial mortgage servicing portfolio. The year-to-date increase of 23% also reflected gains from higher volumes of credit card securitizations and write-downs of $73 million on certain Latin American investments. Gains were recognized in 2001 on the sale of other nonstrategic businesses in Texas (totaling $48 million) and retail properties in New York ($26 million).

Net Interest Income

Net interest income of $2.7 billion in the third quarter of 2002 remained relatively stable in comparison with the 2001 third quarter and 2002 second quarter. Net interest income for the first nine months of 2002 rose 9% from a year ago. The increase resulted from the favorable effect of the low interest rates and wider spreads on interest-earning assets. Low interest rates also contributed to an increase in originations of consumer-related lending, particularly credit card receivables and auto loans. The growth in credit cards was also due to the acquisition of the Providian Master Trust portfolio in February of 2002. This growth in interest-earning assets was partly offset by the higher average volume of credit card securitizations in the current quarter, up $10 billion from the equivalent quarter of a year ago, and $3 billion from the immediately preceding quarter.

As a component of net interest income, the third quarter of 2002 included $386 million of trading-related net interest income. This level was relatively flat when compared with the second quarter of this year, but 23% higher than the third quarter of 2001. The increase from last year was primarily attributable to higher spreads on the trading-related assets.

NONINTEREST EXPENSE

Total noninterest expense for the quarter was $5.1 billion, down 16% from the third quarter of 2001 and slightly below the second quarter of this year. The decline from the 2001 third quarter was due to lower merger and restructuring costs related to actions announced before 2002, and to expense containment programs implemented in response to the weak market environment. Also contributing to the decline was the cessation of the amortization of goodwill as a result of the adoption of SFAS 142. These factors were partially offset by incremental expenses related to the Providian Master Trust acquisition and severance costs related to recently announced layoff programs. The following table presents the components of noninterest expense.

Part I
Item 2 (continued)

Expenses
	Third Quarter			Nine Months

		Over/(Under)			Over/(Under)
(in millions)	2002	2Q 2002	3Q 2001	2002	2001

Compensation Expense	$2,367	(14)%	(17)%	$7,951	(14)%

Occupancy Expense	478	31	41	1,181	16

Technology and Communications Expense	625	(1)	(6)	1,919	(4)

Merger and Restructuring Costs	333	45	(62)	817	(51)

Amortization of Intangibles	80	(13)	(56)	241	(56)

Other Expense	1,168	4	7	3,494	3

Total Noninterest Expense	$5,051	(3)	(16)	$15,603	(13)

Compensation Expense

Compensation expense in the third quarter of 2002 was $2.4 billion, down 17% from last year’s third quarter and 14% lower than the 2002 second quarter. The declines were the result of the alignment of incentives with the decrease in earnings as well as reduction in the number of full-time equivalent employees in businesses affected by the slowdown in the economy, particularly the Investment Bank, and to a lesser degree, Investment Management & Private Banking. The third quarter of 2002 also included a $67 million reversal of previously accrued expenses associated with restricted stock issued under employee benefit plans that contained stock price targets, which are unlikely to be attained within the required time frames specified under the terms of the awards. These reversals have totaled $120 million year to date.

These favorable items were partially offset by the impact of annual salary increases and new employees hired at expanding business segments, primarily Retail & Middle Market Financial Services and Treasury & Securities Services. Employee benefit costs rose slightly due to new employees at expanding businesses enrolling in benefit programs in addition to costs related to separated employees. Compensation expense in 2002 included severance costs of $78 million in the third quarter and $97 million in the second quarter. These costs were primarily associated with the reduction in head count at the Investment Bank. (In 2002, severance costs associated with expense management initiatives undertaken in 2002 are recorded in compensation expense, whereas in 2001, those related to merger and other previously announced restructuring programs were recorded within the restructuring line.)

The Firm had 95,637 full-time equivalent employees at September 30, 2002, compared with 96,633 at September 30, 2001 and 95,878 at June 30, 2002. The decrease in the number of employees was attributable to reductions at the Investment Bank, Investment Management & Private Banking and Corporate and Support business segments, offset by increases at Retail & Middle Market Financial Services and Treasury & Securities Services.

Occupancy Expense

Occupancy expense in the 2002 third quarter rose 41% from the third quarter of 2001 and 31% from the second quarter of this year. The principal reason for the significant increases was the establishment of a $98 million charge for excess capacity related to facilities on the west coast of the United States, principally in the San Francisco area. Excluding the impact of this charge, which the Firm characterized as nonoperating expense, occupancy costs would have been only slightly higher than the prior quarter and 12% above the same quarter of last year. The increases reflected the costs of additional leased spaces in midtown Manhattan and New Jersey. Since the beginning of this year, staff that had been previously located in downtown Manhattan were relocated to these new sites. Also contributing to the increases were higher utilities and cleaning services expense and the termination of a license agreement with the City of New York for 15 Broad/23 Wall Street under which the City had paid a fee for the building to be temporarily occupied by a company displaced by the events of September 11, 2001. The Firm had contracted to sell this property to the City for a new New York Stock Exchange facility. During the third quarter, the City also decided to terminate that contract, resulting in a one-time payment to the Firm of $20 million which is recorded in Other Revenue.

Technology and Communications Expense

In the third quarter of 2002, technology and communications expense of $625 million declined slightly from both the second quarter of this year and the 2001 third quarter. The declines reflected the impact of expense management initiatives, which resulted in lower purchased software and other technology and equipment-related expenses. These items were partially offset by higher amortization of capitalized software assets.

Merger and Restructuring Costs

In the third quarter of 2002, merger and restructuring costs were $333 million, down 62% from the 2001 third quarter and 45% higher than the second quarter of this year. Refer to the discussion of compensation expense above for a description of other severance costs incurred in 2002 and to Note 5 of this Form 10-Q and page 44 of JPMorgan Chase’s 2001 Annual Report.

Part I
Item 2 (continued)

Amortization of Intangibles

Amortization of intangibles declined 56% from last year’s third quarter and was 13% lower than the 2002 second quarter. The decline from last year primarily reflected the implementation of SFAS 142, which now requires a periodic review of goodwill for impairment rather than the amortization of goodwill, as was the case last year. This was partly offset by the impact of the acquisition in February 2002 of the Providian Master Trust’s credit card relationship intangibles. In 2002, there were no impairments recognized on goodwill recorded on the balance sheet. The decline from the 2002 second quarter was attributable to a second quarter $12 million impairment write-down of purchased credit card relationship intangibles related to a small credit card portfolio previously acquired. (For a further discussion of the amortization of intangibles and the expected level of expense for the remainder of the year, see Note 2 of this Form 10-Q.)

Other Expense

In the third quarter of 2002, other expense rose slightly from both of the 2001 third quarter and the 2002 second quarter. The following table presents the components of other expense:

	Third Quarter			Nine Months

		Over/(Under)			Over/(Under)
(in millions)	2002	2Q 2002	3Q 2001	2002	2001

Professional Services	$307	(1)%	15%	$925	9%

Outside Services	256	7	10	745	10

Marketing	179	24	31	469	11

Travel and Entertainment	102	(9)	(12)	315	(16)

All Other	324	4	(3)	1,040	(3)

Total Other Expense	$1,168	4	7	$3,494	3

•	Professional services increased 15% from the third quarter of 2001 reflecting the fees paid for a sub-advised fund in Europe and higher legal fees at the Investment Bank. The decline relative to the 2002 second quarter was due to lower systems consultant expenses.

•	The increases in outside services of 10% from the 2001 third quarter and 7% from the preceding quarter were the result of growth in business volumes at Home Finance, higher volume of securities clearing and other processing activities. Also contributing to the increase from last year was the addition of Providian Master Trust’s credit card servicing expenses. (During the transition period until August 2002, Providian Financial Corporation provided servicing support for the portfolio that was purchased from it.)

•	Marketing rose 31% from a year ago reflecting credit card direct marketing campaigns and incremental expenses related to the Providian Master Trust.

•	Travel and entertainment were lower than the 2002 second quarter and 2001 third quarter due to lower business volume at the Investment Bank.

•	The increase in all other expenses from the second quarter of 2002 reflected the write-off of certain software assets primarily at Treasury & Securities Services. The decline from last year was primarily due to the more favorable hedging for overseas noncompensation costs (the favorable impact of the hedges recorded in this line was offset by the unfavorable effect in the various noncompensation costs lines related to foreign exchange movements).

PROVISION FOR CREDIT LOSSES

Provision for credit losses increased significantly from the 2002 second quarter and 2001 third quarter because of higher commercial credit costs. The provision in the 2002 third quarter reflected higher charge-offs, primarily in the telecom and cable sectors, and additions to the allowance for credit losses. Included in the 2002 third quarter is a $292 million provision for lending-related commitments. In the third quarter of 2002, the provision for lending-related commitments was reclassified from other revenue to provision for credit losses. Immaterial prior period amounts have been reclassified. (See pages 44-49 for a discussion of charge-offs associated with the commercial and consumer loan portfolios and pages 49-51 for a discussion of the allowance for credit losses.)

INCOME TAXES

In the third quarter of 2002, JPMorgan Chase recognized income tax expense of $20 million, compared with $220 million in the third quarter of 2001. For the first nine months of 2002, JPMorgan Chase recorded income tax expense of $1,056 million, compared with $1,083 million for the first nine months of 2001. The effective tax rate was 34% in the third quarter and in the first nine months of 2002, compared with 33% and 35% in the third quarter of 2001 and first nine months of 2001, respectively.

Part I
Item 2 (continued)

SEGMENT RESULTS

The Firm prepares its financial statements using U.S. generally accepted accounting principles (“GAAP”). The financial statements prepared in accordance with GAAP appear on pages 3-6 of this Form 10-Q. That presentation, which is referred to as “reported basis,” provides the reader with an understanding of the Firm’s results that can be consistently tracked from year to year and enables a comparison of the Firm’s performance with other companies’ GAAP financial statements.

In addition to analyzing the Firm’s results on a reported basis, management utilizes “operating basis” to assess each of its businesses and to measure overall Firm results against targeted goals. The definition of operating basis starts with the reported GAAP results and then excludes the impact of merger and restructuring costs and special items, which management currently defines as significant nonrecurring gains or losses of $75 million or more. Both restructuring charges and special items are viewed by management as transactions that are not part of the Firm’s normal daily business operations or are unusual in nature and are therefore not indicative of trends. Operating results in 2002 include the severance and related costs associated with management actions in 2002 in light of slower market activity. Operating results in the 2002 third quarter and nine months excluded $333 million and $817 million (pre-tax) in merger and restructuring costs, respectively. Also excluded from operating results in the third quarter of this year was a $98 million (pre-tax) charge for excess real estate capacity related to facilities in the west coast of the United States. This charge was recorded in “Occupancy Expense” in the reported results. Merger and restructuring costs through the first nine months of 2002 were $817 million and are in line with full year targeted expenses of $1.2 billion. The 2001 third quarter and nine months merger and restructuring costs were $876 million and $1,682 million (pre-tax), respectively. The first nine months of 2001 also included the cumulative effect of a transition adjustment of $(25) million (after-tax) related to the adoption of SFAS 133.

Operating results also exclude the impact of credit card securitizations. JPMorgan Chase periodically securitizes a portion of its credit card portfolio by selling a pool of credit card receivables to a trust, which issues securities to investors. When credit card receivables are securitized, the Firm ceases to accrue interest and credit costs on the receivables and, instead, receives fee revenue for continuing to service those receivables and fee revenue representing any interest and fees on the receivables in excess of the interest paid to investors, net credit losses and servicing fees. As a result, securitization does not affect JPMorgan Chase’s reported or operating net income; however, it does affect the classification of items in the Consolidated Statement of Income. The Firm also reports credit costs on a “managed” or “operating” basis. Credit costs on an operating basis are composed of the provision for credit losses in the Consolidated Statement of Income (which includes a provision for credit card receivables on the Consolidated Balance Sheet) as well as the credit costs associated with securitized credit card loans. Credit costs for securitized loans are for the account of the Firm as the holder of the residual interest in the securitization trust. In the Firm’s GAAP financial statements, credit costs associated with securitized credit card loans reduces the noninterest income remitted to the Firm from the trust. This income is reported in credit card revenue in Fees and Commissions over the life of the securitization.

In 2001, the methodology for allocating the allowance (and provision) for credit losses to the business segments was changed. The Firm currently has a methodology whereby each business is responsible for its credit costs, which includes actual net charge-offs and changes in the specific and expected components of the allowance for loan losses. Minor refinements to the allocation of the allowance are continuing in 2002. The residual component of the allowance for loan losses, while available for losses at any business segment, is maintained at the corporate level.

Part I
Item 2 (continued)

The following summary table provides a reconciliation between the Firm’s reported and operating results:

(in millions)	Third Quarter 2002				Third Quarter 2001

	Reported	Credit	Special	Operating	Reported	Credit	Special	Amortization	Operating
	Results(a)	Card(c)	Items(d)	Basis	Results(a)(b)	Card(c)	Items(d)	of Goodwill(e)	Basis

Income Statement

Revenue	$6,947	$354	$—	$7,301	$7,421	$270	$—	$—	$7,691

Noninterest Expense:

Operating Expense	4,638	—	(98)	4,540	4,949	—	—	—	4,949

Amortization of Intangibles	80	—	—	80	182	—	—	(146)	36

Merger and Restructuring Costs	333	—	(333)	—	876	—	(876)	—	—

Noninterest Expense	5,051	—	(431)	4,620	6,007	—	(876)	(146)	4,985

Credit Costs	1,836	354	—	2,190	745	270	—	—	1,015

Income before Income Tax Expense	60	—	431	491	669	—	876	146	1,691

Income Tax Expense	20	—	146	166	220	—	289	49	558

Net Income	$40	$—	$285	$325	$449	$—	$587	$97	$1,133

	Nine Months 2002				Nine Months 2001

	Reported	Credit	Special	Operating	Reported	Credit	Special	Amortization	Operating
	Results(a)(b)	Card(c)	Items(d)	Basis	Results(a)(b)	Card(c)	Items(d)	of Goodwill(e)	Basis

Income Statement

Revenue	$22,119	$1,009	$—	$23,128	$22,692	$784	$—	$—	$23,476

Noninterest Expense:

Operating Expense	14,545	—	(98)	14,447	15,620	—	—	—	15,620

Amortization of Intangibles	241	—	—	241	542	—	—	(434)	108

Merger and Restructuring Costs	817	—	(817)	—	1,682	—	(1,682)	—	—

Noninterest Expense	15,603	—	(915)	14,688	17,844	—	(1,682)	(434)	15,728

Credit Costs	3,410	1,009	—	4,419	1,714	784	—	—	2,498

Income before Income Tax Expense and Effect of Accounting Change	3,106	—	915	4,021	3,134	—	1,682	434	5,250

Income Tax Expense	1,056	—	311	1,367	1,083	—	571	150	1,804

Income before Effect of Accounting Change	2,050	—	604	2,654	2,051	—	1,111	284	3,446

Net Effect of Change in Accounting Principle	—	—	—	—	(25)	—	25	—	—

Net Income	$2,050	$—	$604	$2,654	$2,026	$—	$1,136	$284	$3,446

(a)	Represents condensed results as reported in JPMorgan Chase’s financial statements.

(b)	In the first quarter of 2002, the Firm implemented EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred (Formerly EITF Abstracts, Topic D-103).” Prior period amounts have been adjusted.

(c)	This column represents the impact of credit card securitizations. For receivables that have been securitized, amounts that would have been reported as net interest income and as provision for credit losses instead are reported as components of noninterest revenue.

(d)	Includes merger and restructuring costs and special items. The 2002 third quarter and nine months included $333 million and $817 million (pre-tax) in merger and restructuring costs, respectively, and a $98 million (pre-tax) charge for excess real estate capacity for both periods that were recorded in “Occupancy Expense” in the reported results. The 2001 third quarter and nine months included $876 million and $1,682 million (pre-tax) in merger and restructuring costs, respectively.

(e)	Reported net income for 2002 reflects the adoption of SFAS 142 and, accordingly, the Firm ceased amortizing goodwill effective January 1, 2002. There was no impairment of goodwill upon adoption of SFAS 142. Prior period operating earnings for 2001 have been adjusted by adding back amortization of goodwill to report 2001 results on a basis comparable with 2002.

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

Summary of Segment Results
Operating Revenue

	Third Quarter			Nine Months

		Over/(Under)			Over/(Under)
(in millions)	2002	2Q 2002	3Q 2001	2002	2001

Investment Bank	$2,433	(21)%	(31)%	$9,141	(21)%

Treasury & Securities Services	1,022	4	5	2,938	2

Investment Management & Private Banking	691	(5)	(9)	2,183	(10)

Retail & Middle Market Financial Services	3,732	8	31	10,319	26

Results excluding JPMP (a)	7,662	(5)	(3)	23,974	(2)

JPMP	(361)	(96)	NM	(846)	13

Total Operating Revenue (b)	7,301	(8)	(5)	23,128	(1)

Less: Impact of Credit Card Securitizations	354	6	31	1,009	29

Total Reported Revenue (b)	$6,947	(8)	(6)	$22,119	(3)

Operating Earnings

	Third Quarter			Nine Months

		Over/(Under)			Over/(Under)
(in millions)	2002	2Q 2002	3Q 2001	2002	2001

Investment Bank	$(256)	NM	NM	$983	(61)%

Treasury & Securities Services	212	22%	23%	528	9

Investment Management & Private Banking	98	(12)	(21)	335	(8)

Retail & Middle Market Financial Services	807	16	92	2,030	63

Results excluding JPMP (a)	609	(55)	(53)	3,353	(20)

JPMP	(284)	(68)	(86)	(699)	9

Total Operating Earnings (b)	325	(72)	(71)	2,654	(23)

Less: Impact of Special Items (c)	285	(89)	58	604	57

Net Income (b)	$40	(96)	(91)	$2,050	1

(a)		Includes Support Units and the effects remaining at the corporate level after the implementation of management accounting policies.

(b)		Represents consolidated JPMorgan Chase.

(c)		Includes merger and restructuring costs, special items and a change in accounting principle within the nine months of 2001. Also included for 2001 is an adjustment to add back amortization of goodwill to report 2001 operating results on a basis comparable with 2002.

NM	—	Not meaningful.

Part I
Item 2 (continued)

INVESTMENT BANK

For a discussion of the business profile of the Investment Bank, see pages 30-31 of the JPMorgan Chase 2001 Annual Report. The following table sets forth selected financial data of the Investment Bank:

	Third Quarter			Nine Months

		Over/(Under)			Over/(Under)
(in millions, except ratios)	2002	2Q 2002	3Q 2001	2002	2001

Trading-Related Revenue (Including Trading NII):

Fixed Income and Other	$624	(39)%	(51)%	$3,139	(22)%

Equities	(254)	NM	NM	42	(96)

Total Trading Revenue	370	(67)	(75)	3,181	(38)

Investment Banking Fees	533	(32)	(34)	2,060	(23)

Net Interest Income	649	1	(15)	2,007	(7)

Fees and Commissions	418	—	21	1,213	8

Securities Gains	465	331	230	700	88

All Other Revenue	(2)	NM	88	(20)	NM

Operating Revenue	2,433	(21)	(31)	9,141	(21)

Operating Expense	1,647	(19)	(23)	5,783	(17)

Operating Margin	786	(27)	(44)	3,358	(27)

Credit Costs	1,316	330	391	1,904	259

Operating Earnings (Loss)	$(256)	NM	NM	$983	(61)

Average Common Equity	$18,248	(2)	—	$18,611	(2)

Average Assets	493,657	(2)	(4)	488,046	(4)

SVA	(812)	NM	NM	(701)	NM

Return on Common Equity	NM	NM	NM	7%	(1,050)bp

Overhead Ratio	68%	300bp	700bp	63	300

Direct Compensation Expense as a % of Operating Revenue	32	(500)	(300)	34	(200)

bp — Denotes basis points; 100 bp equals 1%.
NM — Not meaningful.

BUSINESS REVENUE:

	Third Quarter			Nine Months

		Over/(Under)			Over/(Under)
(in millions)	2002	2Q 2002	3Q 2001	2002	2001

Investment Banking Fees

Advisory	$141	(28)%	(58)%	$529	(46)%

Underwriting and Other Fees	392	(34)	(18)	1,531	(9)

Total	$533	(32)	(34)	$2,060	(23)

Capital Markets

Fixed Income	$1,298	(22)%	(32)%	$5,008	(16)%

Treasury	610	127	68	1,264	22

Equities	(8)	NM	NM	809	(58)

Total	$1,900	(18)	(30)	$7,081	(21)

Total Operating Revenue	$2,433	(21)	(31)	$9,141	(21)

Capital Markets Total Return Revenue (a)

Fixed Income	$1,332	(23)%	(30)%	$5,071	(16)%

Treasury	363	70	NM	1,046	63

Equities	(8)	NM	NM	809	(58)

Total	$1,687	(28)	(28)	$6,926	(19)

(a)	Total return revenues include operating revenues plus the unrealized gains or losses on third-party or internally transfer priced assets and liabilities in activities, primarily treasury, which are not accounted for on a mark-to-market basis through earnings.
NM — Not meaningful.

The Investment Bank had an operating loss of $256 million in the third quarter, compared with operating earnings of $486 million in the second quarter and $702 million in the third quarter of 2001. The operating loss for the quarter was driven by significantly higher credit costs and lower revenues, compared with prior quarters. For the first nine months of 2002, earnings for the Investment Bank were $983 million, down 61% from last year, reflecting a lower operating margin from reduced revenue coupled with higher credit costs.

Part I
Item 2 (continued)

Operating revenues of $2.43 billion in the third quarter were 21% lower than last quarter and down 31% from the third quarter of 2001. For the first nine months of 2002, revenues of $9.14 billion were 21% below last year due to lower trading revenues and investment banking fees.

Investment Banking fees of $533 million decreased 32% from the second quarter and were down 34% from the third quarter of 2001. The decrease reflects industry-wide weakness in both M&A activity and underwriting volumes in the equity and debt markets. Advisory revenues were down 28% and 58% from the second quarter of 2002 and the third quarter of 2001, respectively. Underwriting and other fees were down 34% from the second quarter and down 18% from the third quarter of 2001, driven by weakness in equity underwriting activity. The Firm maintained its #2 ranking in underwriting U.S. investment grade bonds.1 For the first nine months of 2002, the Investment Bank improved its ranking to #4 in global announced M&A with a market share of 16%, including a #1 ranking in European announced M&A.1 For the first nine months of 2002, advisory revenues were down 46% from last year. For the first nine months of 2002, underwriting and other fees were down 9% from last year.

The Investment Bank evaluates its capital markets activities, which includes sales and trading, treasury and corporate lending activities by considering all revenues related to these activities. These revenues include trading, fees and commissions, securities gains and related net interest income and other revenues. In addition, these activities are managed on a total return revenue basis, which includes operating revenues plus the unrealized gains or losses on third-party or internally transfer priced assets and liabilities in activities, primarily treasury, which are not accounted for on a mark-to-market basis through earnings.

Capital Markets total return revenues were $1.7 billion, down 28% from both the second quarter and from third quarter of 2001. Fixed income total return revenues of $1.3 billion decreased 23% from the second quarter and 30% from the third quarter of 2001 primarily from weakness in interest rate trading in difficult market conditions and seasonally lower client flow, compared with the second quarter. Partially offsetting this decline was the strong performance of global treasury, which manages the Firm’s interest rate exposures and investment securities activities. Global treasury’s total return revenues of $363 million were up 70% from the second quarter. Global treasury’s activities complement and offer a strategic balance and diversification benefit to the Firm’s trading activities. The decline in equities was due to losses in trading positions in equity derivatives, convertibles and cash securities. For the first nine months of 2002, Capital Markets total return revenues were $6.9 billion, down 19% from last year due to lower trading results in fixed income and equities partially offset by stronger results in treasury. On an operating revenue basis, Capital Markets revenues of $1.9 billion in the third quarter were 18% below the second quarter and 30% below the third quarter of 2001. For the first nine months of 2002, Capital Markets operating revenues were $7.1 billion, down 21% from last year.

Reconciliation of Capital Markets Revenues to Financial Statement Line Items

	Third Quarter 2002

	Trading-Related	Fees &	Securities	NII &	Total
(in millions)	Revenue (a)	Commissions	Gains	Other	Revenue

Fixed Income	$607	$177	$9	$505	$1,298

Treasury	17	—	456	137	610

Equities	(254)	241	—	5	(8)

Total	$370	$418	$465	$647	$1,900

	Nine Months 2002

	Trading-Related	Fees &	Securities	NII &	Total
(in millions)	Revenue (a)	Commissions	Gains	Other	Revenue

Fixed Income	$3,119	$489	$7	$1,393	$5,008

Treasury	20	—	692	552	1,264

Equities	42	724	1	42	809

Total	$3,181	$1,213	$700	$1,987	$7,081

(a)	Includes trading-related NII.

Credit costs were $1.32 billion for the quarter, up from $306 million in the second quarter and $268 million in the third quarter of 2001. The increase includes significantly higher charge-offs, primarily in the telecommunication and cable sectors, and a provision in excess of charge-offs for loans and lending-related off-balance sheet commitments. On a year-to-date basis, credit costs were $1.90 billion, up from $530 million last year.

Operating expenses for the third quarter of $1.65 billion decreased by 19% from the second quarter and by 23% from the third quarter of 2001. The decline reflects lower incentive compensation expense as a result of the weak operating performance. Operating expenses in the third quarter of 2002 included severance and related costs of $79 million compared with $123 million in the second quarter and none in the third quarter of last year. Including these severance and related costs, the overhead ratio for the third quarter was 68%, compared with 65% in the second quarter and 61% in the third quarter of 2001.

[1] Derived from Thomson Financial Securities Data.

Part I
Item 2 (continued)

Excluding these costs the overhead ratio for the quarter was 64%, compared with 61% in both the second quarter of 2002 and the third quarter of 2001. For the first nine months of 2002, operating expenses were $5.78 billion, down 17% from last year. Operating expenses for the first nine months of 2002 included severance and related costs of $250 million compared with none last year. On a year-to-date basis, including severance and related costs, the overhead ratio was 63% compared with 60% last year. Excluding these costs the overhead ratio was 61% compared with 60% last year.

In October 2002, the Investment Bank completed a review of all major businesses. The conclusions underscore the value of the Firm’s integrated business model, the breadth of its product offerings and the strength of the client franchise. To improve financial performance under current market conditions, the Investment Bank announced a series of initiatives to improve efficiency as well as enable selective strategic investments. These initiatives, which will begin in the fourth quarter, are expected to generate approximately $700 million of savings and result in a reduction in staffing levels of over 2,000 as well as a reduction in consultants employed by the Firm. Severance and other restructuring costs related to these initiatives are estimated to be approximately $450 million with approximately $300 million to be incurred in the fourth quarter of 2002 and the remainder in 2003. In a revenue environment similar to 2002, these initiatives will enable the Investment Bank to target a return on equity of 12% in 2003. The major initiatives are:

•	Align the cost of the equities business with the near-term revenue outlook.

•	Improve the productivity of client coverage teams and origination functions.

•	Scale businesses in Asia and Latin America in line with market opportunities.

•	Continue to improve the efficiency and effectiveness of infrastructure support groups.

	Third Quarter				Nine Months

Market Share / Rankings: (a)	2002		2001		2002		2001

Global Syndicated Loans	21.6%	#1	21.7%	#1	24.2%	#1	26.7%	#1

U.S. Investment Grade Bonds	14.3	#2	14.7	#2	16.1	#2	14.5	#2

Euro-Denominated Corporate Int’l Bonds	4.8	#9	9.5	#1	5.4	#4	7.4	#2

Global Equity and Equity-Related	1.8	#12	5.1	#7	4.8	#8	2.8	#9

U.S. Equity and Equity-Related	3.9	#7	5.5	#7	5.9	#7	2.3	#8

Global Announced M&A	14.5	#4	31.2	#5	15.8	#4	20.8	#5

(a)	Derived from Thomson Financial Securities Data, which reflect subsequent updates to prior period information. Global announced M&A based on rank value; all others based on proceeds, with full credit to each book manager/equal if joint.

TREASURY & SECURITIES SERVICES
 For a discussion of the profiles for each business within Treasury & Securities Services (“T&SS”), see pages 32-33 of JPMorgan Chase’s 2001 Annual Report. The following table sets forth selected financial data of Treasury & Securities Services:

	Third Quarter			Nine Months

		Over/(Under)			Over/(Under)
(in millions, except ratios)	2002	2Q 2002	3Q 2001	2002	2001

Fees and Commissions	$595	(2)%	7%	$1,789	7%

Net Interest Income	326	1	(8)	961	(8)

All Other Revenue (a)	101	91	60	188	11

Operating Revenue	1,022	4	5	2,938	2

Operating Expense	697	(3)	(1)	2,125	—

Operating Margin	325	21	22	813	8

Credit Costs	—	NM	NM	—	NM

Operating Earnings	$212	22	23	$528	9

Average Common Equity	$2,958	(2)	2	$2,982	1

Average Assets	15,311	(16)	(16)	16,629	(7)

SVA	122	49	47	258	19

Return on Common Equity	28.3%	540bp	500bp	23.6%	180bp

Overhead Ratio	68	(500)	(500)	72	(200)

Operating Revenue by Business

Treasury Services	$356	8%	3%	$1,018	2%

Investor Services	394	(8)	(9)	1,214	(6)

Institutional Trust Services	220	—	16	643	11

Other (a)	52	NM	NM	63	320

Total	$1,022	4	5	$2,938	2

(a)	Includes a gain of approximately $50 million on the sale of CEDEL.

bp	— Denotes basis points; 100 bp equals 1%.

NM	— Not meaningful.

Part I
Item 2 (continued)

Treasury & Securities Services had record operating earnings of $212 million, an increase of 22% from the second quarter of 2002 and 23% from the third quarter of 2001. Operating Return on Common Equity (“ROE”) for the quarter was 28%, compared with 23% in the second quarter of 2002 and the third quarter of 2001.

Operating revenues were $1,022 million in the third quarter of 2002, up 4% from the second quarter and up 5% from the third quarter of 2001, substantially due to a gain of approximately $50 million on the sale of CEDEL which is recorded in all other revenue above. Institutional Trust revenues were flat to the second quarter of 2002 and 16% higher than the third quarter of 2001. The increase from the prior year reflected the impact of acquisitions and new business wins. Investor Services revenues were down 8% from the second quarter of 2002 due to the traditional increase in business volume during the second quarter dividend season, which is driven by overseas companies paying annual or semi-annual dividends. See page 24 of this Form 10-Q for a further discussion. Revenues were down 9% from the third quarter of 2001 primarily due to significantly higher deposit balances in 2001 following September 11th as clients looked to depository institutions to hold their cash funds. Also contributing to the decline were lower spreads on foreign exchange and securities lending resulting from the weak market environment. Revenues in Treasury Services were up 8% from the second quarter of 2002 and 3% from the third quarter of 2001 due to higher product revenue resulting from increased volume and new initiatives, coupled with higher revenue pertaining to increased balance deficiency fees.

Operating expenses decreased 3% from the second quarter of 2002 and 1% from the third quarter of 2001. T&SS continues to focus on cost containment and improving its overhead ratio while selectively investing in acquisitions for future growth. The overhead ratio for the third quarter was 68%, compared with 73% in the second quarter of 2002 and the third quarter of 2001. Excluding the effects of the gain on CEDEL and the write-off of software (see Other Expense on page 28), the overhead ratio for the third quarter of 2002 would have been 70%.

RETAIL & MIDDLE MARKET FINANCIAL SERVICES
 For a description of Retail & Middle Market Financial Services (“RMMFS”) and a discussion of the profiles for each business, see pages 38-40 of JPMorgan Chase’s 2001 Annual Report. The following table reflects selected financial data for RMMFS:

	Third Quarter			Nine Months

		Over/(Under)			Over/(Under)
(in millions, except ratios)	2002	2Q 2002	3Q 2001	2002	2001

Net Interest Income	$2,159	2%	20%	$6,315	22%

Fees and Commissions	1,247	8	55	3,309	54

Securities Gains	112	NM	NM	118	(63)

All Other Revenue	214	22	(9)	577	6

Operating Revenue	3,732	8	31	10,319	26

Operating Expense	1,647	2	14	4,806	14

Operating Margin	2,085	13	49	5,513	39

Credit Costs	823	12	14	2,285	17

Operating Earnings	$807	16	92	$2,030	63

Average Common Equity	$10,497	1	12	$10,362	15

Average Managed Assets (a)	179,489	2	9	177,342	9

SVA	487	28	258	1,091	156

Return on Common Equity	30.4%	380bp	1260bp	26.1%	780bp

Overhead Ratio	44	(300)	(700)	47	(500)

(a)	Includes credit card receivables that have been securitized.

bp	— Denotes basis points; 100 bp equals 1%.

NM	— Not meaningful.

Retail & Middle Market Financial Services had a third consecutive quarter of record revenues and operating earnings. Operating earnings of $807 million were up 16% from the second quarter and up 92% from the third quarter of 2001. For the nine months ended September 30, 2002, operating earnings of $2.03 billion were up 63% from the same period last year. ROE for the third quarter was 30%, compared with 27% last quarter and 18% for the third quarter of 2001. On a year-to-date basis, ROE was 26% compared with 18% a year ago.

Operating revenues of $3.73 billion were up 8% from the second quarter and 31% from the third quarter of 2001 driven by continued high production volumes across all consumer credit businesses and low interest rates. Home Finance revenues were up 108% over the prior year and were driven by strong mortgage originations and gains on the hedging of mortgage servicing rights. In Cardmember Services, managed credit card outstandings increased 31% from September 30, 2001 to $51.1 billion due to the acquisition of the Providian Master Trust in the first quarter of 2002 and organic growth. There were close to 900,000 new accounts originated during the quarter, the eighth consecutive quarter of additions at this level. Total average deposits grew 14% from the third quarter of 2001. For the nine months ended September 30, 2002, operating revenues were $10.32 billion or 26% higher from the same period last year. This was primarily due to 28% growth in average managed credit card outstandings, continued high production volumes across consumer credit businesses, deposit growth in the Regional Banking Group and Middle Markets, and the positive impact of hedging activities on mortgage servicing rights at Home Finance.

Part I
Item 2 (continued)

Operating expenses of $1.65 billion increased by 2% from the second quarter and by 14% from the third quarter of 2001. The increases reflected the impact of higher business volumes. Savings generated by Six Sigma productivity programs continued to partially offset the growth in expenses. For the first nine months of 2002, operating expenses were up 14% from last year due to the impact of the Providian Master Trust and higher volumes.

Managed (including credit cards securitized) credit costs of $823 million were 12% higher than the second quarter and were 14% higher than the third quarter of 2001. The year-on-year increase reflects a 15% increase in managed consumer loans and, within the managed credit card portfolio, increased charge-offs, primarily related to the Providian Master Trust credit card portfolio. During the quarter, the Firm adopted the proposed Federal Financial Institutions Examination Council (“FFIEC”) guidelines by identifying $189 million of the consumer allowance for interest and fee receivables related to managed (retained and securitized) delinquent card accounts. For further information, see page 51 of the Allowance for Credit Losses section of this Form 10-Q.

The following table sets forth certain key financial performance measures of the businesses within RMMFS. For further information on the quarterly business-related metrics of these businesses, see page 63.

	Operating Revenue			Operating Earnings

		Over/(Under)			Over/(Under)
(in millions)	3Q 2002	2Q 2002	3Q 2001	3Q 2002	2Q 2002	3Q 2001

Cardmember Services	$1,563	5%	36%	$246	37%	91%

Regional Banking Group	689	(2)	(10)	87	(16)	(29)

Home Finance	974	26	108	393	47	222

Middle Markets	326	3	5	91	2	26

Auto Finance	167	—	19	27	(67)	(18)

Other	13	(28)	18	(37)	(37)	36

Total	$3,732	8	31	$807	16	92

Cardmember Services
 Cardmember Services had record operating revenues in the third quarter of 2002, up 36% from the third quarter of 2001 and up 5% from last quarter. The increase in operating revenues from last year reflects higher average loans outstanding, lower funding costs and higher fees (primarily interchange fees, late fees and fee services). The Providian Master Trust credit card portfolio, acquired in February 2002 and successfully converted to the Firm’s platform in August 2002, also contributed to the increase in operating revenues from last year. Excluding the Providian Master Trust, revenues from the business were up 13% from last year. The increase in operating revenues from the second quarter of 2002 was due to higher average loans outstanding, higher interchange fees and late fees. End-of-period loans outstanding increased 31% since the third quarter of 2001 to over $51 billion and were up 3% from last quarter. Total transaction volume (purchases, balance transfers and cash advances) was up 28% from last year and 10% from last quarter.

For the nine months ended September 30, 2002, operating revenues increased 37% from the same period last year. This was primarily due to the acquisition of the Providian Master Trust in February 2002, lower funding costs, higher average loans and higher fee revenue. Average loans for the first nine months of 2002 were $48.5 billion, an increase of 28% from last year. Excluding the Providian Master Trust, operating revenues increased 16% over the nine-month period ended September 30, 2001.

Operating expenses increased 35% from the third quarter of 2001 reflecting higher marketing, higher volume-related expenses and the addition of the Providian Master Trust portfolio. Operating expenses were up 4% from last quarter, reflecting higher marketing costs. Operating expenses were up 32% for the first nine months of 2002, compared with the first nine months of 2001, primarily due to the acquisition of the Providian Master Trust and higher marketing expenditures. Excluding the Providian Master Trust, expenses increased 15% over the nine month period ended September 30, 2001.

The managed net charge-off rate for the third quarter was 5.59%, down 15 basis points and 82 basis points, respectively, from last year’s third quarter and the second quarter of this year. Excluding the Providian Master Trust, the managed net charge-off rate would have been 5.35%, an improvement of 39 basis points and 57 basis points, respectively, from the third quarter of 2001 and the 2002 second quarter. The improvement in the loss rate from last year is due to higher average loans. The improvement from last quarter is due to lower contractual losses, lower bankruptcy-related losses and higher average loans.

The managed net charge-off rate for the nine-month period was 5.93%, compared with 5.47% for the same period of 2001. Excluding the Providian Master Trust, the charge-off rate would have been 5.67%, an increase of 20 basis points. The higher charge-off rate reflects higher contractual losses, partially offset by lower bankruptcy-related losses and higher average loans. Credit quality remains relatively stable. The fourth quarter charge-off rate is expected to increase slightly due to seasonality.

Part I
Item 2 (continued)

Third quarter 2002 operating earnings were a record $246 million, an increase of 91% from the third quarter of 2001 and 37% from last quarter. The Firm adopted, effective September 30, 2002, the FFIEC proposed guidelines that addressed loss allowance practices for credit card accrued interest and fees. For further discussion, see page 51 of the Allowance for Credit Losses section in this Form 10-Q. The increase in operating earnings from last year was due to higher average loans, higher transaction volume, and the acquisition of the Providian Master Trust portfolio. Excluding the Providian Master Trust portfolio, operating earnings increased 42%. Operating earnings for the nine-month period were $576 million, an increase of 71% from the same period last year. Excluding the Providian Master Trust portfolio, operating earnings increased 26%.

Regional Banking Group
 Regional Banking Group’s third quarter 2002 operating revenue of $689 million declined 10% from the 2001 third quarter, but only slightly from the 2002 second quarter. The decline in operating revenue reflected the impact of the lower interest rate environment, which resulted in lower net interest earned on deposit balances. This was partially offset by a 7% growth in retail deposits. On a year-to-date basis, operating revenue declined 9% based on the lower interest rate environment.

Operating earnings declined 29% and 16% when compared with the 2001 third quarter and year-to-date 2001, respectively, principally driven by the lower interest rate environment and partially offset by the higher deposit balances. Operating expenses were down 2% from the third quarter of 2001 and year-to-date 2001 due to productivity and efficiency initiatives. The year-to-date provision for loan losses was down substantially reflecting improved credit quality. The overhead ratio in the third quarter of 2002 and on a year-to-date basis increased from the same periods last year to 75% and 74% as a result of lower revenues.

Home Finance
 Home Finance’s third quarter 2002 operating revenue of $974 million increased 108% from the comparable quarter of last year and 26% from the 2002 second quarter. Operating revenue on a year-to-date basis was $2,276 million, an 83% increase over the same period last year. During the third quarter, Home Finance experienced record levels of residential first mortgage loan applications, due primarily to historically low interest rates, continuing the trend seen throughout 2002. Revenue growth was driven by the positive impact of risk management activities on mortgage servicing rights as well as the benefit of high production volumes and favorable margins over prior periods.

For the third quarter of 2002, risk management activities included mortgage servicing rights valuation adjustments of $2,131 million that were more than offset by $2,490 million of aggregate derivative gains, realized gains on sales of AFS securities, and net interest earned on AFS securities. The favorable risk management results of $359 million more than offset the periodic amortization of mortgage servicing rights of $357 million. For the nine months ended September 30, 2002, risk management activities included mortgage servicing rights valuation adjustments of $3,454 million that were more than offset by derivatives gains, realized gains on sales of AFS securities, and net interest earned on AFS securities totaling $4,013 million. The favorable risk management results of $559 million partially offset the periodic amortization of mortgage servicing rights of $1,024 million. The net impact of the risk management activities and periodic amortization of $2 million and negative $465 million for the 2002 third quarter and nine months ended September 30, 2002, respectively, compared with negative $283 million and negative $951 million for the 2001 third quarter and nine months ended September 30, 2001. The risk management results were driven by high mortgage-swap spreads and a favorable interest rate environment. Management anticipates an eventual decrease in this revenue component as spreads and interest rates revert to normal levels. The increase in amortization of the mortgage servicing rights resulted from continued declines in interest rates during 2002.

Revenues were also positively affected by the continued expansion of Home Finance into strategic business sectors such as home equity, where volumes increased 43% and 56% compared with the third quarter and first nine months of 2001, respectively. Loan originations for the third quarter and year-to-date 2002 were $35 billion and $95 billion, respectively, and included originations from the retail, wholesale and correspondent (traditional and negotiated) channels. Third quarter 2002 origination volume represented a 34% increase from the prior quarter as investments made in the direct-to-consumer channels produced increased application and closed-loan volumes.

Part I
Item 2 (continued)

Operating earnings of $393 million rose 222% versus the third quarter of 2001 and 47% compared with the second quarter of 2002. The earnings this quarter were the third consecutive record level for Home Finance, bringing year-to-date earnings to $795 million, or a 154% increase over the same period last year. Significant revenue growth, coupled with strong expense management, allowed Home Finance to achieve record earnings and an operating efficiency ratio of 31% and 39% for the third quarter and nine months ended September 30, 2002, respectively.

The carrying value of mortgage servicing rights declined 45% from $6.6 billion at December 31, 2001 to $3.6 billion at September 30, 2002. This decline included the impact of higher prepayments resulting from lower interest rates net of new originations. The Firm offsets the interest rate risk exposure in the MSRs by designating certain interest rate derivatives (e.g., a combination of swaps, swaptions, and floor contracts that produces an interest rate profile opposite to the MSRs) as fair value hedges of specified MSRs under SFAS 133. SFAS 133 hedge accounting allows the carrying value of the hedged MSRs to be adjusted through earnings in the same period that the change in value of the hedging derivatives is recognized through earnings. Both of these valuation adjustments are recorded in the mortgage servicing fees component within Fees and Commissions. See page 25 of this Form 10-Q for more details. For a further discussion on derivative instruments and hedging activities, see Note 16 on page 18.

AFS securities and certain “nonhedge” derivatives are also used to manage the risk exposure of the MSRs. These instruments are accounted for as stand-alone instruments because AFS securities do not qualify as hedges under SFAS 133 and the derivatives have not been designated by management as hedging derivatives. Accordingly, the securities are accounted for as AFS securities under SFAS 115 and the “nonhedge” derivatives are accounted for as trading derivatives. Gains and losses on these instruments are recognized in earnings in Securities Gains (Losses) (i.e., realized gains/losses on securities sold) and Trading Revenue, respectively. Unrealized gains/losses on AFS securities are reported in Other Comprehensive Income.

The mortgage-servicing portfolio was $435 billion at September 30, 2002, an increase of 2% from the same quarter ended last year. The servicing portfolio was flat relative to the second quarter 2002.

Middle Markets
 Middle Markets operating revenues in the 2002 third quarter increased 5% and 3% in comparison with the third quarter of last year and second quarter of 2002, respectively. The increase from last year was the result of higher deposit levels and capital market fees despite difficult market conditions. Despite the negative impact of lower interest rates on deposit spreads, revenue increased $30 million, or 3%, for the nine months ended 2002 over the same period a year ago. Deposit growth, strong fees in lieu of compensating balances and capital market fees contributed to the increase. Year-to-date expenses were reduced $9 million or 2% for the nine month period ended 2002 as staff reductions in the fourth quarter of 2001 and strong expense discipline contributed to the improvement.

Operating earnings rose 26% over the third quarter of 2001, but remained relatively flat from the second quarter of this year. The increase in the quarter compared to last year was attributable to lower credit costs due to improvement in the quality of the loan portfolio as well as growth in the operating margin. For the nine months ended 2002, Middle Market earnings were up $65 million or 34% from the same period a year ago. A reduction in credit costs was the most significant factor in the year-over-year improvement. In addition, lower charge-offs and improving portfolio quality contributed $76 million or a 69% improvement. For the nine months ended September 30, 2002, the efficiency ratio was 51%, compared with 54% in the same period last year.

Auto Finance
 Auto Finance’s third quarter 2002 operating revenue of $167 million was up 19% from the 2001 third quarter and flat relative to the second quarter of 2002. The increase in revenue was driven by strong operating performance due to higher average loans outstanding, lower funding costs and improved origination volumes. Auto Finance experienced record levels of retail and lease origination volume of $7.6 billion in the third quarter, a 46% increase from the third quarter of last year, and a 46% increase from the second quarter of 2002. For the first nine months, operating revenue of $506 million was up 30% from last year. Higher average loans and leases outstanding, up 22% from last year, and continued growth in origination volume drove the increase in revenue. First nine months origination volume of $18.6 billion was up 30% from last year.

Operating earnings of $27 million declined 18% from the third quarter 2001 and 67% from second quarter 2002. The decline reflects the impact of higher credit costs related to an increase in the allowance for loan losses due to growth in the portfolio. The overhead ratio in the third quarter of 2002 decreased from 37% to 35% compared with the third quarter of 2001 and remained unchanged from the second quarter of 2002.

For the first nine months, operating earnings of $142 million were 54% higher than 2001, reflecting higher revenue due to increases in average loan outstandings and lower funding costs, partially offset by higher operating expenses and higher credit costs due to volume growth. During the period, the overhead ratio improved from 38% to 34%.

Part I
Item 2 (continued)

INVESTMENT MANAGEMENT & PRIVATE BANKING
 For a discussion of the business profile of Investment Management & Private Banking (“IMPB”), see pages 34-35 of JPMorgan Chase’s 2001 Annual Report. The following table reflects selected financial data for IMPB:

	Third Quarter					Nine Months

		Over/(Under)					Over/(Under)
(in millions, except ratios)	2002	2Q 2002		3Q 2001		2002	2001

Net Interest Income	$124	1%		(10)%		$367	(17)%

Fees and Commissions	510	(7)		(10)		1,642	(8)

All Other Revenue	57	4		14		174	(13)

Operating Revenue	691	(5)		(9)		2,183	(10)

Operating Expense	551	(3)		(7)		1,698	(13)

Credit Costs	25	9		NM		71	NM

Pre-Tax Margin	115	(16)		(29)		414	(13)

Operating Earnings	$98	(12)		(21)		$335	(8)

Average Common Equity	$6,008	(3)		(2)		$6,091	(4)

Average Assets	34,746	(4)		(5)		36,274	(2)

SVA	(85)	(12)		(35)		(217)	(3)

Return on Common Equity	6.4%	(70	)bp	(150	)bp	7.2%	(40	)bp

Return on Tangible Common Equity	21	(100)		(400)		23	—

Overhead Ratio	80	200		200		78	(200)

Pre-Tax Margin	17	(200)		(500)		19	(100)

bp	— Denotes basis points; 100 bp equals 1%.

NM	— Not meaningful.

Investment Management & Private Banking had operating revenues of $691 million in the third quarter of 2002, 5% below the second quarter and 9% lower than the third quarter of 2001. Declines in global equity valuations and lower investor activity levels accounted for most of the decreases. Additionally, reductions in the Private Bank’s loan portfolio reduced net interest earnings from the year ago quarter. Operating expenses of $551 million for the quarter were 3% below the second quarter and down 7% from the third quarter of 2001. During the third quarter of 2002, Brown & Co., the specialty online brokerage unit of JPMorgan Chase, was transferred from the Firm’s retail business to this unit as part of IMPB’s strategy to grow its retail asset management business. (Prior periods were adjusted to reflect the reorganization). Credit costs of $25 million were higher than the $23 million in the second quarter of 2002 and $3 million in the third quarter of 2001 reflecting the generally weaker credit environment.

Operating earnings of $98 million were down 12% from the second quarter and 21% from the third quarter of 2001. Pre-tax margin in the third quarter was 17%, compared with 19% last quarter and 22% in the third quarter of 2001.

The table below reflects the assets under management in IMPB as of September 30, 2002:

		Over/(Under)

	September 30,	June 30,	September 30,
	2002	2002	2001

Assets under Management (a)(b) (in billions)

Private Banking	$118	(11)%	(13)%

Institutional	313	(8)	(20)

Retail	61	(10)	7

Total	492	(9)	(15)

Fixed Income and Cash	283	(3)	(10)

Equities and Other	209	(16)	(22)

Total	$492	(9)	(15)

Client Positions (b)(c)

Private Banking	$241	(13)	(20)

(a)	Assets under management represent assets actively managed by IMPB on behalf of institutional and Private Banking clients.

(b)	Assets under management and client positions adjusted for transfer of certain clients to RMMFS.

(c)	Client positions represent assets under management as well as custody, restricted stock, deposit, brokerage and loans accounts.

Total assets under management at quarter-end of $492 billion were 9% lower than the second quarter of 2002 and down 15% from the third quarter of 2001. Market depreciation and institutional outflows accounted for the year-on-year declines. These effects outweighed the positive flows and increased assets under management for retail mutual funds. The Firm also has a 45% interest in American Century Companies, Inc. whose assets under management were $70 billion at quarter end, $81 billion as of the second quarter of 2002 and $82 billion as of the third quarter of 2001.

Part I
Item 2 (continued)

JPMORGAN PARTNERS
 For a discussion of the business profile of JPMorgan Partners, see pages 36-37 of the JPMorgan Chase 2001 Annual Report. The following table sets forth selected financial data of JPMorgan Partners:

	Third Quarter			Nine Months

		Over/(Under)			Over/(Under)
(in millions)	2002	2Q 2002	3Q 2001	2002	2001

Private Equity:

Realized Gains (Losses)	$(41)	NM	NM	$(65)	NM

Unrealized Gains (Losses)	(258)	NM	16%	(614)	55%

Total Private Equity Gains (Losses)	(299)	NM	NM	(679)	14

Net Interest Income (Loss)	(76)	13%	15	(250)	6

Fees and Other Revenue	14	(50)	(13)	83	8

Operating Revenue	(361)	(96)	NM	(846)	13

Operating Expense	88	5	29	260	9

Operating Margin	(449)	(68)	(85)	(1,106)	9

Operating Earnings (Loss)	$(284)	(68)	(86)	$(699)	9

Average Common Equity	$5,389	(2)	(12)	$5,529	(16)

Average Assets	10,095	(2)	(11)	10,351	(17)

SVA	(489)	(30)	(27)	(1,324)	13

NM	— Not meaningful.

JPMorgan Partners had an operating loss of $284 million for the 2002 third quarter, compared with an operating loss of $169 million in the second quarter and an operating loss of $153 million in the third quarter of 2001.

Total net private equity gains were a loss of $299 million, as compared with losses of $125 million in the second quarter of 2002 and $102 million in the third quarter of 2001. The current quarter results were driven by write-downs and write-offs on private holdings of $290 million and net mark-to-market losses on public securities of $120 million, partially offset by net realized gains of $111 million. Losses on both the privately-held and publicly-held portions of the portfolio were concentrated in telecommunications and technology investments. Currently, there are limited exit and financing opportunities in the private equity markets, thereby constraining realization opportunities. The current market environment is likely to continue to contribute to write-downs in the portfolio, consistent with the levels seen during the first three quarters of 2002. Given the volatile nature of the markets, JPMP’s reported results for any period will include public securities unrealized gains or losses. The Firm continues to believe that JPMP will create value over time.

(in millions)				Nine Months

	3Q 2002	2Q 2002	3Q 2001	2002	2001

Realized Gains (Losses):

Cash Gains	$111	$111	$234	$389	$811

Write-offs	(152)	(122)	(30)	(454)	(243)

Subtotal	(41)	(11)	204	(65)	568

Unrealized Gains (Losses):

Public mark-to-market(a)	(120)	(20)	(307)	(317)	(300)

Private write-downs	(138)	(94)	1	(297)	(1,053)

Subtotal	(258)	(114)	(306)	(614)	(1,353)

Private Equity Gains (Losses)(b)	$(299)	$(125)	$(102)	$(679)	$(785)

(a)	Includes mark-to-market and reversals of mark-to-market due to public securities sales.

(b)	Includes the impact of portfolio hedging activities.

JPMorgan Partners Investment Portfolio
 The following table presents the carrying values and costs of the JPMP investment portfolio for the dates indicated.

	September 30, 2002		June 30, 2002		September 30, 2001

	Carrying		Carrying		Carrying
(in millions)	Value	Cost	Value	Cost	Value	Cost

Public Securities (110 companies)(a)(b)	$488	$764	$695	$860	$1,149	$829

Private Direct Securities (960 companies)(b)	5,694	7,186	5,707	7,066	6,371	7,322

Private Fund Investments (326 funds)(b)	1,831	2,216	1,827	2,164	2,108	2,217

Total Investment Portfolio	$8,013	$10,166	$8,229	$10,090	$9,628	$10,368

(a)	Publicly traded positions only.

(b)	Represents the number of companies and funds at September 30, 2002.

Part I
Item 2 (continued)

The following table presents information about the 10 largest holdings of public securities in the JPMP investment portfolio at September 30, 2002:

			Quoted
(dollars and shares in millions)	Symbol	Shares	Public Value	Cost

JetBlue Airways Corporation	JBLU	3.4	$139	$20

Encore Acquisition Company	EAC	4.9	81	34

Fisher Scientific International, Inc.	FSH	2.4	72	21

Guitar Center Inc.	GTRC	3.3	61	35

Triton PCS Holdings, Inc.	TPC	16.0	33	70

United Auto Group, Inc.	UAG	2.2	30	25

AT&T Wireless Services, Inc.(a)	AWE	7.0	29	5

1-800-FLOWERS.COM, Inc.	FLWS	3.9	27	14

dj Orthopedics, Inc.	DJO	5.9	23	54

Lin TV Corp.	TVL	0.9	21	27

Top 10 Public Securities			$516	$305

Other Public Securities (100 companies)			204	459

Total Public Securities (110 companies)			$720	$764

Note:	Public securities held by JPMorgan Partners are marked-to-market at the quoted public value less liquidity discounts, with the resulting unrealized gains/losses included in the income statement. JPMorgan Partners’ valuation policy for public securities incorporates the use of liquidity discounts and price averaging methodologies in certain circumstances to take into account the fact that JPMorgan Partners cannot immediately realize the quoted public values as a result of the regulatory, corporate and contractual sales restrictions generally imposed on these holdings. Private investments are initially carried at cost, which is viewed as an approximation of fair value. The carrying value of private investments is adjusted to reflect valuation changes. Evidence of valuation changes are the result of unaffiliated party transactions, or in the case of impairment, regular internal valuation reviews by senior investment professionals. Such reviews consider external market and industry indicators of value.

(a)	Does not include 3.3 million shares held directly by the holding company; received upon distribution from JPMP.

Technology, media and telecommunications (“TMT”) investments at September 30, 2002 were $1.4 billion, or 18% of the total portfolio, compared with $3.0 billion, or 32% of the portfolio, at September 30, 2001, primarily as a result of write-downs in the portfolio. Telecommunication investments were $386 million at September 30, 2002, of which $323 million were in the privately-held portion of the portfolio.

JPMP’s investment for the Firm’s account was $0.3 billion during the third quarter of 2002 and $0.6 billion for the year-to-date, with deal flow primarily in the industrial growth and life sciences/healthcare industry sectors.

SUPPORT UNITS AND CORPORATE
 JPMorgan Chase’s support units include Enterprise Technology Services, Corporate Business Services, legal, audit and finance. For a further discussion of the business profiles of these Support Units as well as a description of Corporate, see page 41 of JPMorgan Chase’s 2001 Annual Report.

	Third Quarter			Nine Months

		Over/(Under)			Over/(Under)
(in millions)	2002	2Q 2002	3Q 2001	2002	2001

Operating Revenue	$(216)	(16)%	13%	$(607)	6%

Operating Expense	(10)	80	NM	16	(91)

Credit Costs	26	(71)	24	159	NM

Operating Earnings (Loss)	$(252)	NM	(89)	$(523)	(32)

Average Common Equity	$(932)	67	31	$(2,411)	2

Average Assets	19,416	20	75	22,523	88

SVA	(187)	NM	NM	(187)	NM

NM	– Not meaningful.

Corporate reflects the accounting effects remaining at the corporate level after the application of management accounting policies of the Firm. These policies include the allocation of costs associated with technology, operational and staff support services with the respective revenue generating businesses and allow management to evaluate business performance on an allocated basis.

Part I
Item 2 (continued)

This sector usually operates at a loss. Negative revenue is the result of the over-allocation of capital to the other business sectors and the over-allocation of revenues that arise from the application of funds transfer pricing and other management accounting policies. Expense items usually result from timing differences in allocations to other business sectors and residuals from interoffice allocation among the business segments. Tax expense reflects the difference between the aggregate recorded at the consolidated level and the amount recorded at the segments. The third quarter of 2002 included a $67 million reversal of previously accrued expenses associated with restricted stock issued under employee benefit plans that contained stock price targets, which are unlikely to be attained within the required time frames specified under the terms of the awards. These reversals totaled $120 million on a year-to-date basis.

Although the Corporate segment has no traditional credit assets, the residual component of the allowance for credit losses is maintained at the corporate level, and is not allocated to any specific line of business. Similarly, for 2001, credit costs reflected the difference between the aggregate provision recorded at the consolidated level and the provision allocated to the business segments. For a further discussion of the residual component, see pages 29 and 50.

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

CREDIT RISK MANAGEMENT

The following discussion of JPMorgan Chase’s credit risk profile as of September 30, 2002 focuses primarily on developments since December 31, 2001 and should be read in conjunction with pages 47-54 and 75-77 of JPMorgan Chase’s 2001 Annual Report.

The Firm assesses its credit exposures on a managed basis, taking into account the impact of credit card securitizations. For a reconciliation of credit costs on a managed, or operating, basis to reported results, see page 30 of this Form 10-Q. The following table presents the Firm’s managed credit-related information for the dates indicated.

					Past Due 90 Days
	Credit-Related Assets		Nonperforming Assets(c)		& Over and Accruing

	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
(in millions)	2002	2001	2002	2001	2002	2001

Commercial Loans	$97,486	$104,864	$3,596	$1,997	$33	$35

Derivative and FX Contracts	87,518	71,157	169	170	—	—

Total Commercial Credit-Related	185,004	176,021	3,765	2,167	33	35

Consumer Loans (a)	143,835	134,004	507	499	1,000	943

Total	$328,839	$310,025	$4,272	$2,666	$1,033	$978

Assets Acquired as Loan Satisfactions			140	124

Total			$4,412	$2,790

Other Receivables (b)			1,130	1,130

Total Nonperforming Assets			$5,542	$3,920

Third Quarter	Net Charge-offs		Annual Average Net Charge-off Rates (d)

(in millions, except ratios)	2002	2001	2002	2001

Commercial Loans	$834	$189	3.53%	0.65%

Consumer Loans (a)	786	626	2.23	1.96

Total Managed Credit-Related	$1,620	$815	2.75%	1.33%

Nine Months	Net Charge-offs		Annual Average Net Charge-off Rates (d)

(in millions, except ratios)	2002	2001	2002	2001

Commercial Loans	$1,447	$549	1.96%	0.64%

Consumer Loans (a)	2,402	1,752	2.33	1.90

Total Managed Credit-Related	$3,849	$2,301	2.18%	1.30%

(a)	Includes securitized credit card receivables.

(b)	This amount relates to Enron-related surety receivables and letter of credit, which are the subject of litigation with credit-worthy entities. These receivables were classified in Derivative Receivables at December 31, 2001 and were reclassified to Other Assets at June 30, 2002.

(c)	Nonperforming assets exclude nonaccrual loans held for sale (“HFS”) of $38 million and $138 million at September 30, 2002 and December 31, 2001, respectively. HFS loans are carried at the lower of cost or market and declines in value are recorded in Other Revenue. The Firm uses credit derivatives to provide credit protection (single name credit default swaps and collateralized loan obligations) relating to nonperforming counterparties in amounts aggregating $111 million at September 30, 2002 and $42 million at December 31, 2001.

(d)	Annualized.

Part I
Item 2 (continued)

JPMorgan Chase’s total managed credit-related assets were $329 billion at September 30, 2002, reflecting a 6% increase compared with December 31, 2001 and an increase of less than 1% compared with September 30, 2001.

Consumer managed loans increased $9.8 billion since December 31, 2001, reflecting growth in the auto loan and credit card portfolios, offset in part by a decline in the residential mortgage loan portfolio as a result of higher prepayments due to lower interest rates.

Commercial loans declined by $7.4 billion or 7% from year-end 2001 and by $19.1 billion or 16% from September 30, 2001. The decline in commercial loans since September 30, 2001 continues to be the result of current economic conditions, as well as the Firm’s ongoing discipline of originating loans for distribution and its strategy to reduce its commercial credit exposure. Commercial credit-related assets (consisting of loans and derivatives) were $185 billion, of which $132 billion, or approximately 71%, were considered investment grade at September 30, 2002, compared with $176 billion, or approximately 65%, at year-end 2001. The increase is largely due to the increase in derivative and FX contracts receivable. At September 30, 2002, 80% of the Firm’s total commercial credit exposure of $425 billion (which includes credit-related assets and unfunded commercial commitments) was considered investment grade, compared with 77% considered investment grade at year-end 2001.

In 2002, particularly in the third quarter, the Firm experienced a significant deterioration in the credit quality of its commercial loans in the telecommunications (including other companies with an interdependence upon the telecommunications sector), cable and the merchant energy sectors. The telecom industry worldwide and the cable industry, particularly in Europe, have been adversely affected by insufficient resources to fund capital expenditures and by severe liquidity constraints. The Firm has thus seen a concurrent deterioration in the risk profile of its credit portfolio in these sectors. This deterioration was accelerated in the third quarter in part by specific actions taken by several counterparties during the quarter which caused the Firm to reassess these portfolios. This resulted in exposures migrating to ratings deemed by the Firm to be criticized and a higher level of nonperforming loans and charge-offs. The Firm has also experienced an acceleration in criticized loans in the merchant energy sector during the third quarter and may experience an increase in nonperforming loans in this sector during the balance of the year. As of September 30, 2002, credit-related assets in the telecom sector were $8.8 billion (or 5% of total commercial credit-related assets); in the cable sector, $3.7 billion (or 2% of the total); and in the merchant energy sector, $2.2 billion (or approximately 1% of the total). Outlined on page 64 is a quarterly credit profile of the Firm’s exposure to the telecom and related, cable and merchant energy and related sectors.

Excluding these three industry sectors, the credit quality of the commercial loan portfolio has remained stable.

Total nonperforming assets were $5.5 billion at September 30, 2002, compared with $3.9 billion at December 31, 2001 and $2.6 billion as of September 30, 2001. Included in nonperforming assets at September 30, 2002 and December 31, 2001 were $1.1 billion in Enron-related surety receivables and letter of credit. The increase in nonperforming assets from year-end was primarily due to the continued weakness in the telecom and cable sectors of the commercial loan portfolio.

Total net charge-offs in the Firm’s commercial portfolio were $834 million in the third quarter of 2002; managed consumer net charge-offs for the quarter were $786 million. The aggregate increase of $465 million over the second quarter was primarily due to charge-offs in the telecommunications and cable sectors of the commercial portfolio. Telecom and cable represented 68% of total net commercial charge-offs in the third quarter of 2002. Year-to-date, telecom and cable represented 54% of total net commercial charge-offs.

Part I
Item 2 (continued)

COMMERCIAL PORTFOLIO

(in millions)					Past Due 90 Days & Over
	Credit-Related Assets		Nonperforming Assets (b)		and Accruing

	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
Commercial Loans:	2002	2001	2002	2001	2002	2001

Domestic Commercial:

Commercial and Industrial	$51,614	$56,680	$1,596	$1,186	$20	$11

Commercial Real Estate	4,179	4,148	82	56	12	19

Financial Institutions	7,108	5,608	187	33	—	—

Total Domestic Commercial Loans	62,901	66,436	1,865	1,275	32	30

Foreign Commercial:

Commercial and Industrial	31,427	33,530	1,696	679	1	5

Commercial Real Estate	350	167	10	9	—	—

Financial Institutions	2,166	3,570	25	23	—	—

Foreign Governments	642	1,161	—	11	—	—

Total Foreign Commercial Loans	34,585	38,428	1,731	722	1	5

Total Commercial Loans	97,486	104,864	3,596	1,997	33	35

Derivative and FX Contracts	87,518	71,157	169	170	—	—

Total Commercial Credit-Related	$185,004	$176,021	3,765	2,167	$33	$35

Other Receivables (a)			1,130	1,130

Total Commercial Nonperforming Assets			$4,895	$3,297

	Net Charge-offs		Annual Average Net Charge-off Rates (c)

(in millions, except ratios)	Third Quarter		Third Quarter

Commercial Loans:	2002	2001	2002	2001

Domestic Commercial:

Commercial and Industrial	$310	$132	2.25%	0.73%

Commercial Real Estate	(3)	2	NM	0.32

Financial Institutions	—	(8)	—	NM

Total Domestic Commercial	307	126	1.95	0.59

Foreign Commercial:

Commercial and Industrial	529	63	6.99	0.84

Commercial Real Estate	—	—	—	—

Financial Institutions	—	—	—	—

Foreign Governments	(2)	—	NM	—

Total Foreign Commercial	527	63	6.66	0.79

Total Commercial Loans	$834	$189	3.53%	0.65%

	Net Charge-offs		Annual Average Net Charge-off Rates (c)

(in millions, except ratios)	Nine Months		Nine Months

Commercial Loans:	2002	2001	2002	2001

Domestic Commercial:

Commercial and Industrial	$695	$404	1.64%	0.75%

Commercial Real Estate	(18)	1	NM	0.05

Financial Institutions	18	24	0.40	0.44

Total Domestic Commercial	695	429	1.43	0.70

Foreign Commercial:

Commercial and Industrial	727	124	3.08	0.54

Commercial Real Estate	—	—	—	—

Financial Institutions	27	(4)	4.24	NM

Foreign Governments	(2)	—	NM	—

Total Foreign Commercial	752	120	2.97	0.49

Total Commercial Loans	$1,447	$549	1.96%	0.64%

(a)	This amount relates to the Enron-related surety receivables and letter of credit, which are the subject of litigation with creditworthy entities. These receivables were classified in Derivative Receivables at December 31, 2001 and were recorded in Other Assets at September 30, 2002.

(b)	Nonperforming assets exclude commercial nonaccrual loans held for sale (“HFS”) of $18 million and $96 million at September 30, 2002 and December 31, 2001, respectively. HFS loans are carried at the lower of cost or market, and declines in value are recorded in Other Revenue. The Firm uses credit derivatives to provide credit protection (single name credit default swaps and collateralized loan obligations) relating to nonperforming counterparties in amounts aggregating $111 million at September 30, 2002 and $42 million at December 31, 2001.

(c)	Annualized.

NM – Not meaningful.

Part I
Item 2 (continued)

The following table presents the Firm’s commercial credit exposure for the dates indicated:

Commercial credit exposure			% Investment	% Maturing
At September 30, 2002 (in billions)	Outstandings		Grade	< 1 yr

Loans	$97		58%	46%

Derivatives	88		87	14

Credit-related assets	185		71	31

Commitments	240	(a)	86	61

Total	$425		80%	48%

(a)	Includes unused advised lines of credit totaling $18 billion at September 30, 2002.

Commercial Loans

The following discussion relates to the specific loan categories within the commercial portfolio:

Commercial and Industrial: The domestic commercial and industrial portfolio decreased $5.1 billion from 2001 year-end. Net charge-offs in the 2002 third quarter were $310 million, compared with $132 million in the third quarter of 2001. Nonperforming domestic commercial and industrial loans were $1,596 million, an increase of $410 million from the 2001 year-end. The increase relates primarily to nonperforming telecommunications-related and cable loans. The foreign commercial and industrial portfolio totaled $31.4 billion at September 30, 2002, down 6%, compared with year-end 2001. Nonperforming foreign commercial and industrial loans were $1,696 million, an increase of $1,017 million from year-end 2001, primarily due to increases in nonperforming cable and telecommunications loans. Net charge-offs in the foreign commercial and industrial loan portfolio for the third quarter of 2002 increased to $529 million from $63 million in the third quarter of 2001.

Financial Institutions: Loans to financial institutions increased $96 million when compared with year-end. Nonperforming financial institution loans increased from $56 million at year-end to $212 million at September 30, 2002 due primarily to one large domestic counterparty.

Enron-Related Exposure: The Firm’s exposure to Enron and Enron-related entities as of September 30, 2002 was $1,585 million. The exposure is composed of the following:

•	Loans: $290 million ($220 million secured by pipelines; $4 million secured by other assets; and $66 million of unsecured loans, all of which are classified as nonperforming). Performing loans are reported on an amortized cost basis; nonperforming loans to Enron have been written down to reflect management’s estimate of current recoverable value.

•	Trading Assets: $40 million ($2 million to creditworthy joint ventures; and $38 million of unsecured exposure carried as nonperforming). Trading assets are carried at fair value based on quoted market prices or, if quoted market prices are not available, then at fair value based on internally developed cash flow models.

•	Other Assets: $1,130 million of nonperforming other receivables, which represent surety receivables and a letter of credit that are the subject of litigation with creditworthy insurance companies and a foreign bank. These receivables are being carried at their current estimated realizable value in accordance with SFAS 5; no discounts from face value have been recognized.

•	Lending-Related Commitments: $125 million related to debtor-in-possession financing.

For additional discussion of the accounting policies related to the above categories, refer to the Notes to Consolidated Financial Statements in the 2001 Annual Report.

The Firm charged-off and wrote-down $456 million of Enron-related exposure in the fourth quarter of 2001. During the first nine months of 2002, the Firm’s exposure to Enron was reduced by an additional $76 million as a result of charge-offs and valuation adjustments. The Firm will continue to adjust the valuation of its exposures to Enron nonperforming loans and trading assets in future periods, as appropriate. For a discussion of the Firm’s risks associated with the surety receivables and letter of credit, included within other assets, see Legal Proceedings on pages 66-67 of this Form 10-Q.

Part I
Item 2 (continued)

Derivative and Foreign Exchange Contracts

For a discussion of the derivative and foreign exchange contracts utilized by JPMorgan Chase in connection with its trading and end-user activities, see Note 16 of this Form 10-Q, and pages 51 and 52 and Note 24 of JPMorgan Chase’s 2001 Annual Report. The following table provides the remaining maturities of derivative and foreign exchange contracts outstanding at September 30, 2002 and December 31, 2001.

	At September 30, 2002				At December 31, 2001

	Interest	Foreign	Equity,		Interest	Foreign	Equity,
	Rate	Exchange	Commodity and		Rate	Exchange	Commodity and
	Contracts	Contracts	Other Contracts	Total	Contracts	Contracts	Other Contracts	Total

Less Than 1 Year	9%	81%	40%	14%	13%	84%	33%	21%

1 to 5 Years	42	16	54	42	45	14	58	43

Over 5 Years	49	3	6	44	42	2	9	36

Total	100%	100%	100%	100%	100%	100%	100%	100%

The following table summarizes the risk profile, as of September 30, 2002, of the Firm’s balance sheet exposure to derivative and foreign exchange contracts, net of cash and other highly liquid collateral held by the Firm. The Firm’s internal risk ratings generally represent a risk profile similar to that of the independent rating agencies; ratings below are based upon the Firm’s internal obligor risk ratings and are presented on a Standard & Poor’s-equivalent basis:

(in millions)	Exposure Net	% of Exposure
Rating equivalent	of Collateral (a)	Net of Collateral

AAA to AA-	$25,755	48.2%

A+ to A-	9,911	18.5

BBB+ to BBB-	8,521	15.9

BB to B-	8,215	15.4

CCC and below	1,071	2.0

Total	$53,473	100.0%

(a)	Total derivative receivables exposure and collateral held by the Firm against this exposure was $87.5 billion and $34.0 billion, respectively. In addition, the Firm held $3.1 billion of collateral delivered by clients at the initiation of the transaction to secure exposure that could arise in the existing portfolio of derivatives should the MTM of their transaction move in the Firm’s favor.

The majority of the Firm’s derivatives are entered into for trading purposes. Certain of the Firm’s trading-related derivatives, particularly prepaid derivatives transactions, may have the effect of providing financing to customers. In addition, certain of the Firm’s trading-related derivatives include provisions that require the Firm, upon specified downgrades in its credit ratings, to post collateral for the benefit of the counterparty. Certain derivatives contracts also provide for the termination of the derivative contract, generally upon JPMorgan Chase Bank being rated BBB.

Country Exposure

The following discussion is based on management’s view of country exposure. For a further discussion of the Firm’s country exposure, see page 52 of the 2001 Annual Report.

During the third quarter of 2002, the Firm’s selected country exposure levels remained relatively stable or declined compared with the previous quarter. Exposure to Brazil declined to $1.9 billion as of September 30, 2002, compared with $2.1 billion as of June 30, 2002 and $3.3 billion as of December 31, 2001. The decline from 2001 year-end was due to loan maturities, declines in counterparty exposures on derivatives, and a lower level of local issuer exposures. The reduction in counterparty exposure includes the effect of fair value adjustments on derivatives. Mark-to-market exposures on derivatives in Brazil are sensitive to moves in local interest rates and foreign exchange rates.

In Argentina, exposure (before specific allowance for loan losses) totaled $342 million at September 30, 2002, compared with $589 million at December 31, 2001. The decrease includes a $100 million decline in trading assets and other reductions from a combination of mark-to-markets, write-downs on equity investments, and loan and derivative payments received. The Firm currently believes future losses related to Argentine loans and trading assets will not be material. In Japan, exposures declined due to fluctuations in trading positions and mark-to-market exposure on derivatives that are sensitive to foreign exchange rates. Exposure to Mexico increased principally as a result of fluctuations in trading positions.

Part I
Item 2 (continued)

The following table presents JPMorgan Chase’s exposure to selected countries.

Selected country exposure							At Dec 31,
	At September 30, 2002						2001

		Cross-border			Total	Total	Total
(in billions)	Lending(a)	Trading(b)	Other(c)	Total	Local(d)	Exposure(e)	Exposure(e)

Japan	$3.2	$(2.1)	$0.9	$2.0	$2.9	$4.9	$10.7

Mexico	1.0	1.1	0.2	2.3	0.4	2.7	2.6

Brazil	0.6	0.2	0.8	1.6	0.3	1.9	3.3

Argentina	0.2	0.1	—	0.3	—	0.3	0.6

(a)	Lending includes loans and accrued interest receivable, interest-bearing deposits with banks, acceptances, other monetary assets, issued letters of credit, and undrawn commitments to extend credit.

(b)	Trading includes (1) issuer exposure on cross-border debt and equity instruments, held in both trading and investment accounts, adjusted for the impact of issuer hedges, including credit derivatives; and (2) counterparty exposure on derivative and foreign exchange contracts as well as security financing trades (resale agreements and securities borrowed). The amounts associated with derivative and foreign exchange contracts are presented on a mark-to-market (“MTM”) basis after taking into account the impact of legally enforceable master netting agreements, as well as collateral. MTM on such contracts may fluctuate in response to market moves in underlying asset values. The Firm’s internal risk model incorporates the correlation between such asset values (including value of collateral) and a counterparty’s creditworthiness. Amounts reflect any fair value adjustment on derivative positions.

(c)	Mainly local exposure funded cross-border.

(d)	Local exposure is defined as exposure to a country denominated in local currency, booked and funded locally.

(e)	Total exposure includes exposure to both government and private sector entities in a country.

CONSUMER PORTFOLIO

					Past Due 90 Days & Over
	Credit-Related Loans		Nonperforming Assets(c)		and Accruing

(in millions)	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
Consumer Loans:	2002	2001	2002	2001	2002	2001

1-4 Family Residential Mortgages	$55,675	$59,430	$314	$280	$1	$—

Credit Card – Reported	20,508	19,387	17	22	447	449

Credit Card Securitizations (a)	29,843	21,424	—	—	526	457

Credit Card – Managed	50,351	40,811	17	22	973	906

Auto Financings	30,612	25,667	108	118	—	1

Other Consumer (b)	7,197	8,096	68	79	26	36

Total Consumer Loans	$143,835	$134,004	$507	$499	$1,000	$943

	Net Charge-offs		Annual Average Net Charge-off Rates (d)
(in millions, except ratios)	Third Quarter		Third Quarter

Consumer Loans:	2002	2001	2002	2001

1-4 Family Residential Mortgages	$7	$15	0.05%	0.10%

Credit Card – Reported	333	264	6.27	5.47

Credit Card Securitizations (a)	354	270	4.95	5.82

Credit Card – Managed	687	534	5.51	5.64

Auto Financings	47	32	0.64	0.53

Other Consumer (b)	45	45	2.53	2.33

Total Consumer Loans	$786	$626	2.23%	1.96%

	Net Charge-offs		Annual Average Net Charge-off Rates (d)
(in millions, except ratios)	Nine Months		Nine Months

Consumer Loans:	2002	2001	2002	2001

1-4 Family Residential Mortgages	$41	$32	0.10%	0.08%

Credit Card – Reported	1,103	716	6.57	4.88

Credit Card Securitizations (a)	1,009	784	5.36	6.06

Credit Card – Managed	2,112	1,500	5.93	5.43

Auto Financings	114	87	0.55	0.52

Other Consumer (b)	135	133	2.34	2.18

Total Consumer Loans	$2,402	$1,752	2.33%	1.90%

Part I
Item 2 (continued)

(a)	Represents the portion of JPMorgan Chase’s credit card receivables that have been securitized.

(b)	Consists of installment loans (direct and indirect types of consumer finance), student loans, unsecured revolving lines of credit and foreign consumer loans.

(c)	Nonperforming assets exclude consumer nonaccrual loans held for sale of $20 million and $42 million at September 30, 2002 and December 31, 2001, respectively. HFS loans are carried at the lower of cost or market, and declines in value are recorded in Other Revenue.

(d)	Annualized.

JPMorgan Chase’s consumer portfolio is primarily domestic and is geographically well-diversified. JPMorgan Chase’s managed consumer portfolio totaled $144 billion at September 30, 2002, an increase of approximately $10 billion since 2001 year-end. Consumer net charge-offs on a managed basis were $786 million and $626 million for the third quarters of 2002 and 2001, respectively. The increase was primarily due to an increase in credit card net charge-offs due, in part, to a higher level of outstandings and the impact of the Providian Master Trust acquisition.

The following discussion relates to the specific loan categories within the consumer portfolio:

Residential Mortgage Loans: Residential mortgage loans were $55.7 billion at September 30, 2002, a $3.8 billion decrease from the 2001 year-end. Nonperforming 1-4 family residential mortgage loans increased $34 million from year-end. The net charge-off rate of 0.05% for the third quarter of 2002 decreased from 0.10% in the third quarter of 2001. At September 30, 2002, the Firm had $1.3 billion of sub-prime residential mortgage loans, of which $0.7 billion were held for sale.

Credit Card Loans: JPMorgan Chase analyzes its credit card portfolio on a “managed basis,” which includes credit card receivables on the balance sheet as well as credit card receivables that have been securitized.

Managed credit card receivables were approximately $50.4 billion at September 30, 2002, an increase of 23%, when compared with year-end 2001. The increase reflects the acquisition of credit card assets from Providian Financial Corporation in February 2002. During the 2002 third quarter, net charge-offs as a percentage of average credit card receivables decreased to 5.51%, compared with 5.64% for the third quarter of 2001. Loans over 90 days past due decreased to 1.93% of the portfolio at September 30, 2002, compared with 2.22% at December 31, 2001.

Auto Financings: Auto financings outstanding increased by $4.9 billion at September 30, 2002, when compared with year-end 2001. The charge-off rate of 0.64% for the 2002 third quarter continues to be indicative of this portfolio’s selective approach to asset origination. Total originations were $7.6 billion for the third quarter of 2002, compared with $5.2 billion for the comparable period in 2001.

Other Consumer Loans: Other consumer loans of $7.2 billion at September 30, 2002 declined 11%, compared with year-end levels. The net charge-off rate related to this portfolio increased in the 2002 third quarter to 2.53%, as a result of slightly higher charge-offs in a discontinued installment loan portfolio.

Allowance for Credit Losses

Components of Allowance for Credit Losses

	September 30,	December 31,	September 30,
(in millions)	2002	2001	2001

Loans:

Commercial Specific	$1,525	$1,056	$1,095

Commercial Expected	554	668	673

Total Commercial	2,079	1,724	1,768

Consumer Expected	2,365	2,105	1,694

Total Specific and Expected	4,444	3,829	3,462

Residual Component	819	695	412

Total	$5,263	$4,524	$3,874

Lending-Related Commitments:

Commercial Specific	$426	$143	$155

Commercial Expected	83	83	83

Total Commercial	509	226	238

Residual Component	64	56	45

Total	$573	$282	$283

Part I
Item 2 (continued)

Summary of Changes in the Allowance

(in millions)	Commercial	Consumer	Residual	Total

Loans:

Beginning Balance at January 1, 2002	$1,724	$2,105	$695	$4,524

Net Charge-offs	(1,447)	(1,393)	—	(2,840)

Provision for Loan Losses	1,802	1,200	116	3,118

Acquired Portfolios/Other	—	453	8	461

Ending Balance at September 30, 2002	$2,079	$2,365	$819	$5,263

Lending-Related Commitments:

Beginning Balance at January 1, 2002	$226	$—	$56	$282

Provision for Lending-Related Commitments	284	—	8	292

Acquired Portfolios/Other	(1)	—	—	(1)

Ending Balance at September 30, 2002	$509	$—	$64	$573

Credit Costs
For the nine months ended September 30, 2002

(in millions)	Commercial	Consumer	Residual	Total

Provision for Loan Losses	$1,802	$1,200	$116	$3,118

Provision for Lending-Related Commitments	284	—	8	292

Securitized Credit Losses	—	1,009	—	1,009

Total Managed Credit Costs	$2,086	$2,209	$124	$4,419

Loans: JPMorgan Chase’s allowance for loan losses is intended to cover probable credit losses as of September 30, 2002 for which either the asset is not specifically identified or the size of the loss has not been fully determined. The allowance has both specific and expected loss components and a residual component to reflect the credit quality in the Firm’s loan portfolio.

As of September 30, 2002, management deemed the allowance to be adequate (i.e., sufficient to absorb losses that currently may exist but are not yet identifiable). The allowance represented 2.49% of loans at September 30, 2002, compared with 2.08% at year-end 2001. The allowance for loan losses was increased by $739 million from year-end 2001, as outlined in more detail below, and by $1,389 million from September 30, 2001.

The commercial specific loss component of the allowance was $1,525 million at September 30, 2002, an increase of $469 million, or 44%, from year-end 2001. The specific loss component covers those commercial loans deemed by the Firm to be criticized. The Firm internally categorizes its criticized commercial loans into three groups: doubtful, substandard, and special mention. All doubtful loans and some substandard loans are categorized as nonperforming. The increase from December 31, 2001 in the specific loss component is primarily due to the deterioration in commercial loans related to the telecom and cable sectors, which has led to an increase in criticized loans and to an increase in nonperforming loans.

The commercial expected loss component of the allowance was $554 million at September 30, 2002, a decrease of $114 million, or 17%, from year-end 2001. The expected loss component covers noncriticized commercial loans, and is a product of default probability and loss severity. Default probability is a weighted product of actual average defaults through the credit cycle and a current market estimate of defaults, and loss severity is based on the Firm’s historical experience. These factors are continuously refined. The changes made in these factors during the year to date had no significant impact on the determination of the expected loss component during the first nine months of the year. The $114 million decrease in the expected loss component was due to a reduction in amount, and the improvement in average quality, of the noncriticized portion of the loan portfolio.

The consumer expected loss component of the allowance was $2,365 million at September 30, 2002, an increase of $260 million, or 12%, from year-end 2001. The increase was primarily due to the Providian Master Trust credit card portfolio in Cardmember Services. This increase was partially offset by a reduction in the amount of retained credit card loans (excluding the Providian Master Trust portfolio) and a reduction in expected loss rates in the Auto Finance portfolio due to improved delinquency rates.

The residual component of the allowance was $819 million at September 30, 2002, an increase of $124 million, or 18%, from year-end 2001. The residual component is intended to cover uncertainties that could affect management’s estimate of probable losses. It has been the Firm’s policy to keep the residual component in a range between 10% and 20% of the total allowance for loan losses. At September 30, 2002, the residual component represented approximately 16% of the total allowance for loan losses.

Part I
Item 2 (continued)

In July 2002, the FFIEC proposed guidelines that, among other items, address loss allowance practices for credit card accrued interest and fees. The proposed guidelines would require either the establishment of a reserve for uncollected accrued interest and fees or placement of certain delinquent loans on nonaccrual status. The Firm determined that the total allowance for loan losses for credit card accrued interest and fees, after giving effect to the adoption of the FFIEC proposed guidelines, was $189 million and that, as of September 30, 2002, the Firm’s total allowance for credit losses was sufficient to cover the additional reserves required as a result of its adoption of the FFIEC provisional guidance.

Lending-Related Commitments: JPMorgan Chase also has an allowance for its off-balance sheet lending-related commitments, using a methodology similar to that for the loan portfolio. This allowance, which is reported in Other Liabilities, was $573 million, $282 million and $283 million at September 30, 2002, December 31, 2001 and September 30, 2001, respectively. The increase in the allowance is primarily due to one customer in the telecom sector and deterioration in the criticized portion of the portfolio.

MARKET RISK MANAGEMENT

Aggregate VAR Exposure

JPMorgan Chase’s statistical market risk measure, value-at-risk (“VAR”), gauges the dollar amount of potential loss from adverse market moves in an ordinary market environment. Each business day, the Firm undertakes a comprehensive VAR calculation that includes its trading, investment, and Asset/Liability (“A/L”) activities. The Firm calculated the VAR numbers reported below using a one-day time horizon and a 99% confidence level. This means the Firm would expect to incur losses greater than predicted by VAR estimates only once in every 100 trading days, or about 2.5 times a year. VARs for the investment portfolio and A/L activities are measures of the amount of potential change in economic value of these portfolios; however, they are not measures of reported revenues since those activities are not marked-to-market through earnings.

Although no single risk statistic can reflect all aspects of market risk, the following table provides a meaningful overview of the Firm’s market risk exposure arising from trading activities and the investment and Asset/Liability portfolios.

Aggregate Portfolio

	Nine Months Ended September 30, 2002

	Average	Minimum	Maximum	At September 30, 2002

(in millions)	VAR	VAR	VAR

Trading Portfolio
Interest Rate	$68.1	$50.5	$97.9	$74.6

Foreign Exchange	10.8	4.4	21.2	12.1

Equities	16.4	7.9	32.7	12.4

Commodities	4.1	1.8	13.3	2.0

Hedge Fund Investments	3.1	2.5	3.6	3.6

Less: Portfolio Diversification	(29.3)	NM	NM	(28.7)

Total VAR	$73.2	$56.9	$99.3	$76.0

Investment Portfolio and A/L Activities (a)	96.0	75.2	132.7	95.0

Less: Portfolio Diversification	(52.2)	NM	NM	(39.7)

Total VAR	$117.0	$87.6	$149.8	$131.3

(a)	Substantially all of the risk is interest rate related.

NM	– Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect. In addition, JPMorgan Chase’s average and period-end VARs are less than the sum of the VARs of its market risk components due to risk offsets resulting from portfolio diversification.

Part I
Item 2 (continued)

The daily average Trading Portfolio VAR for the first nine months of 2002 was $73.2 million. The largest contributor was interest rate risk, which included credit spread risk; both accounted for roughly two-thirds of the September 30, 2002 VAR. The diversification effect was higher overall during the third quarter of 2002 than it was at June 30, 2002, but declined during the quarter, averaging $(36.5) million during July, and then declining to an average of $(29.1) million during September. The degree of diversification depends on correlations of prices across different markets, and on the alignment of the Firm’s mark-to-market positions across these markets. During the 2002 third quarter, market events were accompanied by higher correlations among interest rates, bond spreads and equity prices resulting in the declining degree of diversification over the quarter.

Histogram:

The following histogram illustrates the Firm’s daily market risk-related revenue, which is defined as the daily change in value of the mark-to-market trading portfolios plus any trading-related net interest income, brokerage commissions, underwriting fees or other revenue. In the first nine months of 2002, JPMorgan Chase posted positive daily market risk-related revenue for 164 out of 189 days, with 103 days exceeding positive $25 million. Losses were sustained on 25 of the 189 days represented in the histogram; 17 of those days occurred in the third quarter. Poor overall trading results in the third quarter accounted for the losses during those 17 days. The worst daily loss during the 2002 third quarter was $(59.9) million.

To evaluate the soundness of the Firm’s VAR model, JPMorgan Chase conducts daily back-testing of VAR against actual financial results. For the first nine months of 2002, there was no day on which actual Firm-wide market risk-related losses exceeded corporate VAR.

The inset above examines the 25 days in which the Firm posted market risk-related losses and depicts the amount by which the VAR was greater than the actual loss on each day. The inset shows that no losses exceeded VAR on any of these days, a performance statistically consistent with the Firm’s 99% confidence level.

The average market risk-related revenue during third quarter of 2002 was $17.1 million, which was significantly below the average daily market risk-related revenue during the first six months of 2002. The lower average market risk-related revenues for third quarter 2002 were due to lower revenues on days on which the Firm experienced gains as well as to a larger number of days in which the Firm experienced losses. As noted above, none of the losses on any of the 17 days in the third quarter exceeded the VAR for the given day. This indicates that the decline in total market risk-related revenue in the third quarter 2002 does not represent an amount of daily trading volatility in excess of that predicted by the Firm’s risk measurements. In addition, the average VAR did not change significantly between the first six months of 2002 and the third quarter 2002. This indicates that the decline in total market risk-related revenues also does not reflect an increased level of daily trading risk. Thus, while daily losses were within the expected losses as calculated by VAR, and while daily trading risk did not change materially between the first six months and the third quarter, the Firm did experience a larger number of daily losses. These losses reflected the outcome of specific positioning decisions.

Part I
Item 2 (continued)

Stress Testing

While VAR reflects the risk of loss due to unlikely events in normal markets, stress testing captures the Firm’s exposure to unlikely but plausible events in abnormal markets.

The following table represents the potential economic value stress test loss (pre-tax) in JPMorgan Chase’s trading portfolio predicted by JPMorgan Chase’s stress test scenarios.

Largest Monthly Stress Test Loss – Pre-Tax

	Nine Months Ended September 30, 2002

(in millions)	Average	Minimum	Maximum	At September 12, 2002

Stress Test Loss – Pre-Tax	$(500)	$(201)	$(727)	$(201)

Largest Monthly Stress Test Loss – Pre-Tax

	Year Ended December 31, 2001

(in millions)	Average	Minimum	Maximum	At December 20, 2001

Stress Test Loss – Pre-Tax	$(381)	$(118)	$(641)	$(504)

Stress tests are generally performed mid-month; the stress results at September 12, 2002 were mostly driven by exposures sensitive to a stress scenario where equity prices decline significantly and, at the same time, credit prices decline and interest rates fall in the major currencies. The largest components of the stress results were long credit positions in convertible bonds in North America, as well as equity derivative positions in Europe. The equity derivative positions in Europe were in the more highly structured books.

It is important to note that VAR results cannot be directly correlated to stress test loss results for the following two reasons: (a) stress test losses are calculated at mid-month, while VAR is performed daily and reported for the period-end date; and (b) VAR and stress tests are two distinct risk measurements yielding very different loss potentials. Thus, although the same trading portfolios are used for both tests, VAR is based on a distribution of one-day historical losses measured over the most recent one year; in contrast, stress testing is designed to subject the portfolio to more extreme, larger market moves over a longer time horizon (e.g., 2-3 weeks), thus testing the Firm’s trading exposures to unlikely but plausible events in abnormal markets.

In addition, as VAR and stress are distinct risk measurements, the impact of portfolio diversification can vary greatly. For VAR, markets can change in patterns over a one-year time horizon, moving from highly correlated to less so; in stress testing, the focus is on a single event and the associated correlations in an extreme market situation. As a result, while VAR over a given time horizon can be lowered by a diversification benefit in the portfolio, this diversification benefit would not necessarily manifest itself in stress test scenarios, which assume large coherent moves across all markets. For a further discussion of the Firm’s stress testing methodology, see page 56 of the 2001 Annual Report.

Part I
Item 2 (continued)

CAPITAL MANAGEMENT

The following discussion of JPMorgan Chase’s capital management focuses primarily on the developments since December 31, 2001 and should be read in conjunction with page 46 and Note 21 of JPMorgan Chase’s 2001 Annual Report.

Capital

JPMorgan Chase’s capital ratios at September 30, 2002 were well in excess of regulatory guidelines. At September 30, 2002, the Tier 1 and Total Capital ratios were 8.7% and 12.4%, respectively, and the Tier 1 leverage ratio was 5.4%. At September 30, 2002, the total capitalization of JPMorgan Chase (the sum of Tier 1 and Tier 2 Capital) was $55.0 billion, an increase of $1.0 billion from December 31, 2001. This increase principally reflected a $0.7 billion increase in Tier 1 Capital, reflecting the issuance of $1.0 billion in trust preferred securities and the net stock issuance of $0.5 billion related to employee benefit plans, partially offset by the redemption of $0.6 billion in preferred stock of a subsidiary. The Firm did not repurchase shares of its common stock during the first nine months of 2002.

Dividends

In the third quarter of 2002, JPMorgan Chase declared a quarterly cash dividend on its common stock of $0.34 per share payable October 31, 2002 to stockholders of record at the close of business October 4, 2002. The Board of Directors expressed its intent, on September 17, 2002, to continue the current dividend level, provided that capital ratios remain strong and earnings prospects exceed the current dividend.

The following table shows JPMorgan Chase’s capital generation and use during the periods indicated.

Sources and Uses of Tier 1 Capital	Third Quarter		Nine Months

(in billions)	2002	2001	2002	2001

Sources of Free Cash Flow

Operating Earnings Less Dividends	$(0.4)	$0.4	$0.6	$1.3

Preferred Stock and Equivalents/Other Items	(0.1)	(0.4)	(0.4)	(0.8)

Capital for Internal Asset Growth	(0.1)	(1.3)	1.0	(2.3)

Total Sources of Free Cash Flow	$(0.6)	$(1.3)	$1.2	$(1.8)

Uses of Free Cash Flow

Increases (Decreases) in Capital Ratios	$(0.6)	$(1.8)	$1.7	$(1.4)

Acquisitions	—	—	—	0.1

Repurchases Net of Stock Issuances	—	0.5	(0.5)	(0.5)

Total Uses of Free Cash Flow	$(0.6)	$(1.3)	$1.2	$(1.8)

Economic risk capital: JPMorgan Chase assesses capital adequacy by measuring risk utilizing internal risk assessment methodologies. The Firm quantifies credit, market and operating risk for each business and, for JPMP, private equity risk, and assigns capital to each business accordingly. These methodologies are discussed in the risk management sections of the 2001 Annual Report on pages 45-62. The following table presents the assessment at September 30, 2002 of capital adequacy for each risk factor as estimated by the Firm’s economic capital allocation model. Credit risk capital increased since September 30, 2001 due to higher retail credit exposure (principally as a result of the acquisition of the Providian Master Trust portfolio) and higher capital factors on, and downward migration of, the commercial loan portfolio. Private equity capital declined over the period due to the lower carrying value of the portfolio. Internal capital allocations may change from time to time to reflect refinements of economic capital methodologies.

Part I
Item 2 (continued)

Available Versus Required Capital	Quarterly Averages

(in billions)	3Q 2002	3Q 2001

Common stockholders’ equity	$42.2	$41.5

Required economic capital:

Credit risk	13.5	12.7

Market risk	5.1	4.8

Operating risk	8.3	8.6

Private equity risk	5.1	6.1

Goodwill/Intangibles	8.9	8.5

Asset capital tax	3.8	3.9

Diversification effect	(7.1)	(7.2)

Total required economic risk capital	$37.6	$37.4

Capital in excess of required economic capital	$4.6	$4.1

OPERATIONAL RISK MANAGEMENT

For a discussion of JPMorgan Chase’s operational risk management, refer to pages 58-59 of JPMorgan Chase’s 2001 Annual Report.

LIQUIDITY RISK MANAGEMENT

The following discussion of JPMorgan Chase’s liquidity risk management should be read in conjunction with pages 60-61 of JPMorgan Chase’s 2001 Annual Report.

Liquidity

During the first nine months of 2002, JPMorgan Chase issued approximately $9.6 billion of long-term debt and $1.0 billion of trust preferred capital securities. During the same period, $11.2 billion of long-term debt matured or was redeemed, and $550 million of preferred stock of subsidiary was redeemed.

The Firm’s total assets increased to $741.8 billion at September 30, 2002 from $693.6 billion at December 31, 2001. The balance sheet growth, driven by increased trading and hedging activity, was primarily composed of growth in trading and investment security assets, financed by increases in repurchase agreements and trading liabilities.

JPMorgan Chase’s liquidity risk management framework incorporates monitoring tools (see the 2001 Annual Report for additional detail) and a contingency funding plan. The plan forecasts potential funding needs, taking into account both on- and off-balance sheet exposures, evaluating separately access to funds by the parent company and JPMorgan Chase Bank. The parent company’s liquidity policy is to maintain sufficient liquidity to meet funding requirements for normal operating activities and to repay all obligations with a maturity of one year and under. In addition, JPMorgan Chase Bank maintains appropriate liquidity to manage through normal and stress periods, taking into account historical data on funding of loan commitments (e.g., commercial paper back-up facilities), liquidity commitments to conduits and collateral-posting requirements. Sources of funds include the capital markets, the operations of the Firm’s subsidiaries (including the ability of JPMorgan Chase Bank to raise funds through deposits), securitization and loan syndication programs. The recent credit ratings downgrades have not had a material adverse effect on the Firm’s liquidity, as further described below.

During the third quarter of 2002, the Firm securitized approximately $1.8 billion of residential mortgage loans and $2.1 billion of credit card loans, resulting in pre-tax gains on securitizations of $117 million and $13 million, respectively. For a further discussion on loan securitizations, see Note 8 on page 13. The ability to securitize loans, and the associated gains on those securitizations, are principally dependent on the credit quality and yields on the assets securitized and are generally not dependent on the ratings of the issuing entity; e.g. JPMorgan Chase Bank or Chase USA, N.A.

Derivatives are used in interest rate risk management to swap fixed-rate debt to floating-rate obligations and to swap floating-rate debt to fixed-rate obligations to achieve the Firm’s desired interest rate risk profile. The Firm also enters into derivatives contracts to hedge the variability in interest rates that arises from other floating-rate financial instruments and forecasted transactions such as the rollover of short-term assets and liabilities.

Credit ratings

The cost and availability of unsecured financing are influenced by credit ratings. During the third quarter of 2002, both S&P and Fitch lowered the debt ratings of JPMorgan Chase’s parent holding company and its subsidiaries one notch. On October 9th, Moody’s lowered the debt ratings of JPMorgan Chase’s parent holding company and its subsidiaries one notch as well. See Note 1 and page 47 of this Form 10-Q for further information about the implications of a ratings downgrade for the Firm.

The marginal cost of funds has increased, and certain counterparties and investors have reduced limits and maturities of exposure to the Firm as a result of these ratings actions. It is difficult to estimate the financial impact of the ratings downgrade. As noted above, the Firm has, for several quarters, been managing its liquidity in light of the weak capital markets environment and its earnings prospects over the short- and medium-term. Consistent with its policy, the Firm has raised funds at the holding company sufficient to cover maturing obligations over the next 12 months. Long-term funding needs for the parent holding company over the next several quarters are expected to be modest.

Part I
Item 2 (continued)

JPMorgan Chase’s parent holding company and JPMorgan Chase Bank’s credit ratings as of October 31, 2002 were as follows:

	JPMorgan Chase		JPMorgan Chase Bank

	Short-term debt	Senior long-term debt	Short-term debt	Senior long-term debt

Fitch	F-1	A+	F-1	A+

Moody’s	P-1	A1	P-1	Aa3

S&P	A-1	A+	A-1+	AA-

As of October 31, 2002, the ratings outlook for the parent holding company by Moody’s was stable, and the ratings outlook for the parent holding company by Standard & Poor’s and Fitch were negative.

The amount of liquidity commitments issued to SPEs are included in JPMorgan Chase’s outstanding commitments to lend; therefore, the Firm’s liquidity management framework takes these commitments into account. The Firm could be required to provide funding under certain of these liquidity commitments if the commercial paper rating of JPMorgan Chase Bank were to fall below A-1, P-1 and, in certain cases, F-1. For a further discussion of the effects of such a ratings downgrade on the Firm’s commercial paper conduits and client intermediation vehicles, see Note 1 on page 7 of this Form 10-Q.

PRIVATE EQUITY RISK MANAGEMENT

For a discussion of JPMorgan Chase’s private equity risk management, refer to page 62 of JPMorgan Chase’s 2001 Annual Report.

SUPERVISION AND REGULATION

The following discussion should be read in conjunction with the Supervision and Regulation section on pages 1 through 6 of JPMorgan Chase’s 2001 Form 10-K.

Dividends

JPMorgan Chase’s bank subsidiaries could, without the approval of their relevant banking regulators, pay dividends up to the limitations imposed upon such banks by regulatory restrictions. Under the currently more restrictive of the two dividend tests, a dividend may not be declared by a bank in any calendar year in excess of the current year’s net income plus the retained net income of the previous two years. Under this dividend limitation, the dividend capacity of the Firm’s banks totaled approximately $2.9 billion at September 30, 2002. Dividend capacity commencing January 1, 2003 will exclude the banks’ aggregate retained earnings from fiscal year 2000, which totaled $1.2 billion, but will include next year’s banks’ earnings.

ACCOUNTING DEVELOPMENTS

In July 2002, the FASB released an exposure draft on Consolidation of Certain Special-Purpose Entities, an interpretation of ARB No. 51. The proposed interpretation provides guidance for determining when an entity is not an SPE and therefore would not be subject to this proposed interpretation. The proposed interpretation also introduces a new framework to identify when a controlling financial interest has been established by means other than voting interests and requires consolidation of an SPE by an enterprise that holds such a controlling financial interest (the primary beneficiary). The proposed interpretation is not intended to require consolidation if the SPE effectively disperses the risks and benefits among the various parties involved. The FASB is currently in the process of redeliberating the exposure draft and its impact is yet to be determined.

In August 2002, JPMorgan Chase announced its decision to adopt Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), beginning January 2003. SFAS 123 establishes accounting for stock-based compensation that requires all such transactions, including stock options, to be accounted for at fair value and such amounts be recognized in earnings. Adoption of SFAS 123 in January 2003 is estimated to reduce the Firm’s net earnings by approximately $0.07 per share in 2003, increasing to $0.20 per share when fully phased in. The FASB recently issued an exposure draft to amend SFAS 123 to allow three alternative methods of transition to companies that voluntarily change to the fair value method of accounting for stock-based employee compensation. JPMorgan Chase is monitoring the status of the exposure draft and will review the alternatives once they are finalized to determine the Firm’s method of adoption.

Part I
Item 2 (continued)

J.P. MORGAN CHASE & CO.
FINANCIAL HIGHLIGHTS
(in millions, except per share data and ratios)

	Third Quarter					Nine Months

		Over/(Under)					Over/(Under)
REPORTED BASIS	2002	2Q 2002		3Q 2001		2002	2001

Revenue	$6,947		(8)%		(6)%	$22,119		(3)%

Noninterest Expense (excluding Merger and Restructuring Costs)	4,718		(5)		(8)	14,786		(9)

Merger and Restructuring Costs	333		45		(62)	817		(51)

Provision for Credit Losses	1,836		124		146	3,410		99

Net Income (a)	$40		(96)		(91)	$2,050		1

Net Income per Share:

Basic (a)	$0.01		(98)		(95)	$1.01		1

Diluted (a)	0.01		(98)		(95)	1.00		3

Cash Dividends Declared	0.34		—		—	1.02		—

Share Price at Period End	18.99		(44)		(44)

Book Value at Period End	21.26		2		1

Common Shares Outstanding:

Average Common Shares:

Basic	1,986.0		—		1	1,982.3		—

Diluted	2,005.8		(1)		(1)	2,009.3		(1)

Common Shares at Period End	1,995.9		—		1

Performance Ratios:

Return on Average Total Assets (b)	0.02%	(54	)bp	(22	)bp	0.38%	1	bp

Return on Average Common Equity (b)	0.3		(970)		(390)	6.5		10

Capital Ratios:

Tier 1 Capital Ratio	8.7%	(10	)bp	50	bp

Total Capital Ratio	12.4		(30)		80

Tier 1 Leverage Ratio	5.4		—		10

OPERATING BASIS (c)

Revenue	$7,301		(8)%		(5)%	$23,128		(1)%

Noninterest Expense	4,620		(7)		(7)	14,688		(7)

Credit Costs	2,190		90		116	4,419		77

Earnings	325		(72)		(71)	2,654		(23)

Return on Average Common Equity (b)	2.9%	(850	)bp	(780	)bp	8.5%	(240	)bp

Overhead Ratio	63		—		(200)	64		(300)

(a)	Reported basis for the nine months of 2001 includes the cumulative effect of a transition adjustment of $(25) million, net of taxes, related to the adoption of SFAS 133, relating to the accounting for derivative instruments and hedging activities. The impact on each of basic and diluted earnings per share was $(0.01).

(b)	Based on annualized amounts.

(c)	Operating basis excludes the impact of credit card securitizations, merger and restructuring costs, and special items. Previously reported operating earnings for 2001 have been adjusted by adding back amortization of goodwill to make 2001 results comparable with 2002. See page 30 for a reconciliation of results from reported to operating basis.
bp – Denotes basis points; 100 bp equals 1%.

Part I
Item 2 (continued)

J.P. MORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEET, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

	Third Quarter 2002			Third Quarter 2001

	Average		Rate	Average		Rate
	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)

ASSETS

Deposits with Banks	$13,071	$87	2.65%	$8,583	$100	4.64%

Federal Funds Sold and Securities Purchased under Resale Agreements	83,402	530	2.52	80,396	848	4.19

Securities and Trading Assets	205,232	2,575	4.98 (a)	200,161	2,781	5.51 (a)

Securities Borrowed	41,881	180	1.70	38,122	305	3.17

Loans	205,037	2,962	5.73	224,125	3,698	6.54

Total Interest-Earning Assets	548,623	6,334	4.58	551,387	7,732	5.56

Allowance for Loan Losses	(5,157)			(3,746)

Cash and Due from Banks	18,083			19,752

Trading Assets – Derivative Receivables	75,996			74,639

Other Assets	86,821			95,246

Total Assets	$724,366			$737,278

LIABILITIES

Interest-Bearing Deposits	$214,932	$1,422	2.62%	$207,430	$1,820	3.48%

Federal Funds Purchased and Securities Sold under Repurchase Agreements	170,266	885	2.06	170,708	1,640	3.81

Commercial Paper	13,740	63	1.81	21,307	190	3.53

Other Borrowings (b)	66,014	841	5.06	67,218	900	5.31

Long-Term Debt	45,525	369	3.22	44,788	500	4.43

Total Interest-Bearing Liabilities	510,477	3,580	2.78	511,451	5,050	3.92

Noninterest-Bearing Deposits	67,654			61,526

Trading Liabilities – Derivative Payables	60,899			65,031

Other Liabilities	42,159			56,200

Total Liabilities	681,189			694,208

PREFERRED STOCK OF SUBSIDIARY	—			550

STOCKHOLDERS’ EQUITY

Preferred Stock	1,009			1,017

Common Stockholders’ Equity	42,168			41,503

Total Stockholders’ Equity	43,177			42,520

Total Liabilities, Preferred Stock of Subsidiary and Stockholders’ Equity	$724,366			$737,278

INTEREST RATE SPREAD			1.80%			1.64%

NET INTEREST INCOME AND NET YIELD ON INTEREST-EARNING ASSETS		$2,754	1.99%		$2,682	1.93%

(a)	For the three months ended September 30, 2002 and September 30, 2001, the annualized rate for available-for-sale securities based on historical cost was 5.35% and 5.30%, respectively, and the annualized rate for available-for-sale securities based on fair value was 5.25% and 5.31%, respectively.

(b)	Includes securities sold but not yet purchased.

Part I
Item 2 (continued)

J.P. MORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEET, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

	Nine Months 2002			Nine Months 2001

	Average		Rate	Average		Rate
	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)

ASSETS

Deposits with Banks	$11,564	$254	2.94%	$8,549	$350	5.48%

Federal Funds Sold and Securities Purchased under Resale Agreements	82,583	1,556	2.52	83,254	3,120	5.01

Securities and Trading Assets	195,986	7,564	5.16 (a)	198,587	8,546	5.75 (a)

Securities Borrowed	43,387	536	1.65	37,799	1,145	4.05

Loans	211,413	9,247	5.85	220,253	12,257	7.44

Total Interest-Earning Assets	544,933	19,157	4.70	548,442	25,418	6.20

Allowance for Loan Losses	(5,079)			(3,718)

Cash and Due from Banks	19,120			20,871

Trading Assets – Derivative Receivables	71,517			76,218

Other Assets	95,516			92,878

Total Assets	$726,007			$734,691

LIABILITIES

Interest-Bearing Deposits	$218,211	$4,077	2.50%	$213,355	$6,578	4.12%

Federal Funds Purchased and Securities Sold under Repurchase Agreements	163,677	2,527	2.06	163,569	5,563	4.55

Commercial Paper	17,033	230	1.80	19,042	649	4.56

Other Borrowings (b)	70,673	2,668	5.05	66,941	2,832	5.66

Long-Term Debt	43,693	1,053	3.22	45,792	1,878	5.48

Total Interest-Bearing Liabilities	513,287	10,555	2.75	508,699	17,500	4.60

Noninterest-Bearing Deposits	67,243			58,960

Trading Liabilities – Derivative Payables	55,511			70,549

Other Liabilities	47,676			53,190

Total Liabilities	683,717			691,398

PREFERRED STOCK OF SUBSIDIARY	117			550

STOCKHOLDERS’ EQUITY

Preferred Stock	1,009			1,246

Common Stockholders’ Equity	41,164			41,497

Total Stockholders’ Equity	42,173			42,743

Total Liabilities, Preferred Stock of Subsidiary and Stockholders’ Equity	$726,007			$734,691

INTEREST RATE SPREAD			1.95%			1.60%

NET INTEREST INCOME AND NET YIELD ON INTEREST-EARNING ASSETS		$8,602	2.11%		$7,918	1.93%

(a)	For the nine months ended September 30, 2002 and September 30, 2001, the annualized rate for available-for-sale securities based on historical cost was 5.33% and 5.64%, respectively, and the annualized rate for available-for-sale securities based on fair value was 5.30% and 5.67%, respectively.

(b)	Includes securities sold but not yet purchased.

Part I
Item 2 (continued)

J.P. MORGAN CHASE & CO.
QUARTERLY CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share data)

	2002			2001

	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter

REVENUE

Investment Banking Fees	$545	$785	$755	$931	$811

Trading Revenue	(21)	731	1,299	355	1,301

Fees and Commissions	3,005	2,885	2,584	2,493	2,397

Private Equity – Realized Gains (Losses)	(40)	(10)	(10)	81	204

Private Equity – Unrealized Gains (Losses)	(275)	(115)	(228)	(505)	(311)

Securities Gains	578	124	114	202	142

Other Revenue	419	292	157	151	218

TOTAL NONINTEREST REVENUE	4,211	4,692	4,671	3,708	4,762

Interest Income	6,316	6,498	6,286	6,823	7,709

Interest Expense	3,580	3,616	3,359	3,879	5,050

NET INTEREST INCOME	2,736	2,882	2,927	2,944	2,659

REVENUE BEFORE PROVISION FOR CREDIT LOSSES	6,947	7,574	7,598	6,652	7,421

Provision for Credit Losses	1,836	821	753	1,468	745

TOTAL NET REVENUE	5,111	6,753	6,845	5,184	6,676

EXPENSE

Compensation Expense	2,367	2,761	2,823	2,622	2,860

Occupancy Expense	478	365	338	334	339

Technology and Communications Expense	625	629	665	640	663

Merger and Restructuring Costs	333	229	255	841	876

Amortization of Intangibles	80	92	69	187	182

Other Expense	1,168	1,118	1,208	1,128	1,087

TOTAL NONINTEREST EXPENSE	5,051	5,194	5,358	5,752	6,007

INCOME BEFORE INCOME TAX EXPENSE AND EFFECT OF ACCOUNTING CHANGE	60	1,559	1,487	(568)	669

Income Tax Expense	20	531	505	(236)	220

INCOME BEFORE EFFECT OF ACCOUNTING CHANGE	$40	$1,028	$982	$(332)	$449

Net Effect of Change in Accounting Principle	—	—	—	—	—

NET INCOME	$40	$1,028	$982	$(332)	$449

NET INCOME APPLICABLE TO COMMON STOCK	$27	$1,015	$969	$(345)	$436

NET INCOME PER SHARE

Basic	$0.01	$0.51	$0.49	$(0.18)	$0.22

Diluted	$0.01	$0.50	$0.48	$(0.18)	$0.22

Part I
Item 2 (continued)

J.P. MORGAN CHASE & CO.
QUARTERLY CONSOLIDATED BALANCE SHEET
(in millions)

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2002	2002	2002	2001	2001

ASSETS

Cash and Due from Banks	$18,159	$21,878	$22,637	$22,600	$22,299

Deposits with Banks	13,447	10,517	9,691	12,743	9,341

Federal Funds Sold and Securities Purchased under Resale Agreements	63,748	71,740	76,719	63,727	78,997

Securities Borrowed	35,283	48,429	40,880	36,580	37,499

Trading Assets: Debt and Equity Instruments	151,264	159,746	144,992	118,248	165,143

Derivative Receivables	87,518	69,858	63,224	71,157	85,407

Securities	79,768	64,526	61,225	59,760	66,468

Loans (Net of Allowance for Loan Losses)	206,215	207,080	209,541	212,920	219,411

Private Equity Investments	8,013	8,229	8,553	9,197	9,628

Accrued Interest and Accounts Receivable	14,550	15,351	14,053	14,799	18,253

Premises and Equipment	6,752	6,596	6,304	6,292	7,268

Goodwill	8,108	8,089	8,055	8,336	8,477

Other Intangibles:

Mortgage Servicing Rights	3,606	5,689	6,918	6,579	5,731

Purchased Credit Card Relationships	1,337	1,426	1,508	519	542

All Other Intangibles	311	313	327	44	64

Other Assets	43,680	41,079	37,881	50,074	64,772

TOTAL ASSETS	$741,759	$740,546	$712,508	$693,575	$799,300

LIABILITIES

Deposits:

Noninterest-Bearing	$74,724	$73,529	$72,659	$76,974	$72,734

Interest-Bearing	217,447	220,300	209,378	216,676	208,870

Total Deposits	292,171	293,829	282,037	293,650	281,604

Federal Funds Purchased and Securities Sold under Repurchase Agreements	154,745	162,656	152,837	128,445	181,775

Commercial Paper	13,775	14,561	23,726	18,510	19,299

Other Borrowed Funds	12,646	17,352	16,968	10,835	21,941

Trading Liabilities: Debt and Equity Instruments	71,607	67,952	71,141	52,988	58,594

Derivative Payables	70,593	55,575	44,997	56,063	70,817

Accounts Payable, Accrued Expenses and Other Liabilities, Including the Allowance for Lending-Related Commitments	38,233	38,083	36,910	47,813	75,231

Long-Term Debt	39,113	42,363	37,322	39,183	42,315

Guaranteed Preferred Beneficial Interests in the Firm’s Junior Subordinated Deferrable Interest Debentures	5,439	5,439	5,439	4,439	4,439

TOTAL LIABILITIES	698,322	697,810	671,377	651,926	756,015

PREFERRED STOCK OF SUBSIDIARY	—	—	—	550	550

STOCKHOLDERS’ EQUITY

Preferred Stock	1,009	1,009	1,009	1,009	1,009

Common Stock	2,023	2,020	2,016	1,997	1,993

Capital Surplus	13,113	13,111	12,783	12,495	12,244

Retained Earnings	26,940	27,605	27,278	26,993	28,021

Accumulated Other Comprehensive Income (Loss)	1,465	79	(909)	(442)	267

Treasury Stock, at Cost	(1,113)	(1,088)	(1,046)	(953)	(799)

TOTAL STOCKHOLDERS’ EQUITY	43,437	42,736	41,131	41,099	42,735

TOTAL LIABILITIES, PREFERRED STOCK OF SUBSIDIARY AND STOCKHOLDERS’ EQUITY	$741,759	$740,546	$712,508	$693,575	$799,300

Part I
Item 2 (continued)

J.P. MORGAN CHASE & CO.
QUARTERLY LINES OF BUSINESS KEY PERFORMANCE METRICS
BUSINESS-RELATED METRICS
(in millions, except ratios)

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2002	2002	2002	2001	2001

Investment Bank

Average Common Equity	$18,248	$18,574	$19,021	$18,836	$18,335

Average Assets	493,657	503,029	467,160	510,625	513,140

SVA	(812)	(74)	185	(206)	143

Return on Common Equity	NM	10.4%	16.0%	7.7%	15.1%

Overhead Ratio	68%	65	58	61	61

Compensation Expense as a % of Operating Revenue	32	37	33	37	35

Treasury & Securities Services

Average Common Equity	$2,958	$3,033	$2,953	$2,876	$2,910

Average Assets	15,311	18,306	16,281	17,744	18,301

SVA	122	82	54	69	83

Return on Common Equity	28.3%	22.9%	19.4%	21.5%	23.3%

Overhead Ratio	68	73	76	74	73

Operating Revenue by Business:

Treasury Services	$356	$329	$333	$349	$344

Investor Services	394	428	392	392	434

Institutional Trust Services	220	221	202	190	189

Other (a)	52	5	6	5	5

Total	$1,022	$983	$933	$936	$972

Retail & Middle Market Financial Services

Average Common Equity	$10,497	$10,436	$10,149	$9,489	$9,343

Average Managed Assets (b)	179,489	176,176	176,325	166,858	165,118

SVA	487	379	225	44	136

Return on Common Equity	30.4%	26.6%	21.0%	13.8%	17.8%

Overhead Ratio	44	47	49	50	51

Investment Management & Private Banking

Average Common Equity	$6,008	$6,172	$6,095	$6,096	$6,145

Average Assets	34,746	36,285	37,825	36,405	36,658

SVA	(85)	(76)	(56)	(89)	(63)

Return on Common Equity	6.4%	7.1%	8.3%	6.2%	7.9%

Return on Tangible Common Equity	21	22	27	20	25

Overhead Ratio	80	78	76	80	78

Pre-Tax Margin	17	19	21	16	22

Total Assets under Management	$492	$541	$581	$602	$582

Total Client Positions	$241	$277	$276	$299	$300

JPMorgan Partners

Average Common Equity	$5,389	$5,493	$5,709	$6,131	$6,121

Average Assets	10,095	10,279	10,687	11,734	11,368

SVA	(489)	(376)	(459)	(578)	(386)

(a)	Includes a gain of approximately $50 million on the sale of CEDEL.

(b)	Includes credit card receivables that have been securitized.
NM- Not meaningful.

Part I
Item 2 (continued)

J.P. MORGAN CHASE & CO.

QUARTERLY RETAIL & MIDDLE MARKET FINANCIAL SERVICES
BUSINESS-RELATED METRICS
(Revenues and Earnings in millions)

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2002	2002	2002	2001	2001

Cardmember Services – Managed Basis

Operating Revenues	$1,563	$1,492	$1,358	$1,261	$1,148

Operating Earnings	246	179	151	176	129

End-of-Period Outstandings (in billions)	51.1	49.5	48.9	41.6	38.9

Total Purchases & Cash Advances (a) (in billions)	23.0	20.9	18.9	20.3	17.9

Total Accounts (in millions)	28.6	28.1	27.7	23.9	23.4

Net Charge-Off Ratio	5.59%	6.41%	5.82%	5.56%	5.74%

Overhead Ratio	34	34	34	34	34

Regional Banking Group

Operating Revenues	$689	$702	$719	$734	$766

Operating Earnings	87	103	128	109	123

Total Average Deposits (in billions)	70.1	69.9	69.1	66.3	65.6

Total Average Assets under Management (b) (in billions)	103.1	104.7	104.8	103.5	102.6

Number of Branches	533	533	538	531	533

Number of ATMs	1,884	1,878	1,895	1,907	1,875

Number of Online Customers (in thousands)	1,128	1,066	1,003	937	876

Overhead Ratio	75%	74%	73%	72%	69%

Home Finance

Operating Revenues	$974	$773	$529	$443	$468

Operating Earnings	393	268	134	89	122

Originations (in billions)	35.4	26.5	32.7	50.4	47.4

Loans Serviced (in billions)	435	436	426	430	427

Total Average Loans Owned (in billions)	54.2	54.1	56.9	57.3	57.0

Number of Customers (in millions)	4.1	4.1	4.0	4.0	4.1

Net Charge-Off Ratio	0.21%	0.30%	0.21%	0.21%	0.20%

Overhead Ratio	31	39	55	63	54

Middle Markets

Operating Revenues	$326	$316	$322	$303	$310

Operating Earnings	91	89	79	63	72

Total Average Loans (in billions)	13.7	13.5	13.6	14.1	14.3

Total Average Deposits (in billions)	24.0	24.0	22.7	20.1	18.1

Nonperforming Average Loans as a % of Total Average Loans	1.95%	1.89%	2.20%	2.21%	2.19%

Overhead Ratio	49	53	52	58	53

Auto Finance

Operating Revenues	$167	$167	$172	$164	$140

Operating Earnings	27	82	33	36	33

Loan and Lease Receivables (in billions)	$33.2	$29.3	$28.8	$28.4	$27.2

Origination Volume (in billions)	7.6	5.2	5.8	5.6	5.2

Market Share	5.8%	4.6%	5.2%	5.2%	4.2%

Net Charge-Off Ratio	0.59	0.38	0.53	0.70	0.49

Overhead Ratio	35	35	34	33	37

(a)	Sum of total customer purchases, cash advances and balance transfers.

(b)	Assets under management include deposits.

Part I
Item 2 (continued)

J.P. MORGAN CHASE & CO.

SELECTED QUARTERLY CREDIT PROFILE
(in millions)

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2002	2002	2002	2001	2001

Telecom and Related Industries (a)

Credit-Related Assets

Investment Grade	$4,226	$4,733	$4,558	$4,050	$5,504

Noninvestment Grade:

Noncriticized	2,887	3,179	2,943	3,553	4,191

Criticized, Performing	962	940	1,620	1,107	1,150

Nonperforming	752	315	251	236	258

Total Noninvestment Grade	4,601	4,434	4,814	4,896	5,599

Total Credit-Related Assets	$8,827	$9,167	$9,372	$8,946	$11,103

Commitments

Investment Grade	$5,881	$6,944	$6,675	$7,191	$8,649

Noninvestment Grade:

Noncriticized	2,041	2,686	3,022	3,494	2,800

Criticized, Performing	1,459	1,176	819	799	592

Total Noninvestment Grade	3,500	3,862	3,841	4,293	3,392

Total Commitments	$9,381	$10,806	$10,516	$11,484	$12,041

Cable Industry

Credit-Related Assets

Investment Grade	$1,095	$700	$901	$1,057	$1,046

Noninvestment Grade:

Noncriticized	807	1,474	1,947	1,896	1,859

Criticized, Performing	1,441	996	230	63	97

Nonperforming	394	98	35	39	8

Total Noninvestment Grade	2,642	2,568	2,212	1,998	1,964

Total Credit-Related Assets	$3,737	$3,268	$3,113	$3,055	$3,010

Commitments

Investment Grade	$818	$671	$618	$926	$970

Noninvestment Grade:

Noncriticized	578	404	830	997	1,128

Criticized, Performing	294	213	29	39	43

Total Noninvestment Grade	872	617	859	1,036	1,171

Total Commitments	$1,690	$1,288	$1,477	$1,962	$2,141

Merchant Energy and Related Industries (b)

Credit-Related Assets

Investment Grade	$859	$600	$729	$640	$691

Noninvestment Grade:

Noncriticized	546	771	572	723	575

Criticized, Performing	659	130	50	43	14

Nonperforming	170	20	21	—	—

Total Noninvestment Grade	1,375	921	643	766	589

Total Credit-Related Assets	$2,234	$1,521	$1,372	$1,406	$1,280

Commitments

Investment Grade	$2,611	$3,082	$4,474	$3,207	$3,829

Noninvestment Grade:

Noncriticized	650	1,370	1,077	946	592

Criticized, Performing	746	228	22	50	—

Total Noninvestment Grade	1,396	1,598	1,099	996	592

Total Commitments	$4,007	$4,680	$5,573	$4,203	$4,421

(a)	JPMorgan Chase currently presents “Telecom and Related Industries,” which includes other companies with an interdependence upon the telecommunications sector. Prior periods presented herein are on a comparable basis.

(b)	These amounts exclude Enron-related exposure.

Note: Criticized: An indication of credit quality of a portfolio, based on JPMorgan Chase’s internal risk assessment system. “Criticized” assets generally represent a risk profile similar to that of a CCC+/Caa1 or below rating as defined by independent rating agencies.

Part I
Item 2 (continued)

GLOSSARY OF TERMS

Chase USA: Chase Manhattan Bank USA, National Association.

Criticized: An indication of credit quality of a portfolio, based on JPMorgan Chase’s internal risk assessment system. “Criticized” assets generally represent a risk profile similar to that of a CCC+/Caa1 or below rating as defined by independent rating agencies.

Investment Grade: An indication of credit quality of a portfolio, based on JPMorgan Chase’s internal risk assessment system. “Investment grade” generally represents a risk profile similar to that of a BBB-/Baa3 or better rating as defined by independent rating agencies, such as Standard & Poor’s or Moody’s.

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

Special Items: Generally represent nonrecurring revenue or expense events of $75 million or more viewed by management as transactions that are not part of the Firm’s normal daily business operations or are unusual in nature and are therefore not indicative of trends. The first nine months of 2002 included $817 million (pre-tax) in merger and restructuring expenses, and a $98 million (pre-tax) charge for excess real estate capacity related to facilities in the west coast of the United States. The first nine months of 2001 included $1,682 million (pre-tax) in merger and restructuring expenses and the cumulative effect of a transition adjustment of $(25) million (after-tax) related to the adoption of SFAS 133.

Stress Testing: Discloses market risk under plausible events in abnormal markets.

Value-at-Risk (“VAR”): A measure of the dollar amount of potential loss from adverse market moves in an everyday market environment.

Part I
Item 2 (continued)

IMPORTANT FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. These uncertainties include: the risk of adverse movements or volatility in the debt and equity securities markets or in interest or foreign exchange rates or indices; the risk of adverse impacts from an economic downturn; the risk of a downturn in domestic or foreign securities and trading conditions or markets; the risks involved in deal completion including an adverse development affecting a customer or the inability by a customer to receive a regulatory approval; the risks associated with increased competition; the risks associated with unfavorable political and diplomatic developments; the risks associated with adverse changes in domestic or foreign governmental or regulatory policies, including adverse interpretations of regulatory guidelines; the risk that material litigation or investigations will be determined adversely to the Firm; the risk that a downgrade in the Firm’s credit ratings will adversely affect the Firm’s businesses or investor sentiment; the risk that management’s assumptions and estimates used in applying the Firm’s critical accounting policies prove unreliable, inaccurate, or not predictive of actual results; the risk that the Firm’s business continuity plans or data security systems prove not to be sufficiently adequate; the risk that external vendors are unable to fulfill their contractual obligations to the Firm; the risk that the merger integration will not be successful or that the revenue synergies and cost savings anticipated from the merger may not be fully realized or may take longer to realize than expected; the risk that the integration process may result in the disruption of ongoing business or in the loss of key employees or may adversely affect relationships with employees, clients or suppliers; the risk that the credit, market, liquidity, private equity, and operational risks associated with the various businesses of JPMorgan Chase are not successfully managed; or other factors affecting operational plans. Additional factors that could cause JPMorgan Chase’s results to differ materially from those described in the forward-looking statements can be found in the Quarterly Report on Form 10-Q for the quarters ended June 30, 2002 and March 31, 2002 and in the 2001 Annual Report on Form 10-K of J.P. Morgan Chase & Co., each filed with the Securities and Exchange Commission and available at the Securities and Exchange Commission’s internet site (http://www.sec.gov).

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

Item 3 Quantitative and Qualitative Disclosures about Market Risk

For a discussion of the quantitative and qualitative disclosures about market risk, see the market risk management section of the MD&A on pages 51-53 of this Form 10-Q.

Item 4 Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing of this Form 10-Q, the Firm’s Chief Executive Officer and Chief Financial Officer have concluded that the Firm’s disclosure controls and procedures (as defined in Rule 13a-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II – OTHER INFORMATION

Item 1 Legal Proceedings

Enron litigation. JPMorgan Chase is involved in a number of lawsuits and investigations arising out of its banking relationships with Enron Corp. and its subsidiaries (“Enron”). The Firm, for and on behalf of Mahonia Limited and Mahonia Natural Gas Limited (collectively, “Plaintiffs”) initiated a lawsuit in New York in December 2001 against eleven insurance companies. That suit, which is currently pending in the United States District Court for the Southern District of New York, seeks payment of $965 million under Enron-related surety bonds issued by these companies. The Firm also commenced a lawsuit in London against Westdeutsche Landesbank Girozentrale seeking to compel payment of $165 million under an Enron-related letter of credit issued by the bank. On March 5, 2002, the court in New York denied the Plaintiffs’ motion for summary judgment against the insurance companies, ordered discovery, and set a trial date of December 2, 2002.

Part II
Item 1 (continued)

On June 28, 2002, Plaintiffs amended the New York complaint to include fraud and breach of contract claims arising out of the defendants’ issuance of the surety bonds, but the Court granted defendants’ motion to dismiss the fraud claims.

Each of the defendant insurance companies has also asserted affirmative defenses, as well as counterclaims, for misrepresentation and fraud, among other things, claiming that Plaintiffs misrepresented the nature of the underlying forward sale contracts for the delivery/supply of natural gas or crude oil. The defendant insurance companies contend that JPMorgan Chase, Mahonia and Enron misrepresented, concealed and/or withheld material facts, which would have revealed to the defendant insurance companies that the forward sale contracts were actually “disguised” loans without any real delivery obligations. Based on those defenses, among others, the defendant insurance companies seek to avoid liability under the surety bonds. Plaintiffs have moved to dismiss the affirmative defenses and counterclaims and have brought a motion for summary judgment. On November 6, 2002, the Court denied Plaintiffs’ motion for summary judgment and dismissed all of defendant insurance companies’ affirmative defenses and counterclaims other than those sounding in fraud.

Actions involving Enron have also been initiated by other parties against JPMorgan Chase and its directors and certain of its officers. These lawsuits include a series of purported class actions brought on behalf of shareholders of Enron, including the lead action captioned Newby v. Enron Corp., and a series of purported class actions brought on behalf of Enron employees who participated in various employee stock ownership plans, including the lead action captioned Tittle v. Enron Corp., both of which are pending in Houston. The consolidated complaint filed in Newby names as defendants, among others, JPMorgan Chase, several other investment banking firms, two law firms, Enron’s former accountants and affiliated entities and individuals and other individual defendants, including present and former officers and directors of Enron and purports to allege claims against JPMorgan Chase and the other defendants under federal and state securities laws. The Tittle complaint names as defendants, among others, JPMorgan Chase, several other investment banking firms, a law firm, Enron’s former accountants and affiliated entities and individuals and other individual defendants, including present and former officers and directors of Enron and purports to allege claims against JPMorgan Chase and certain other defendants under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and state common law. On May 8, 2002, JPMorgan Chase filed motions to dismiss the Newby and Tittle actions, which motions have been fully briefed and are currently pending determination by the court.

Additional actions against JPMorgan Chase or its affiliates relating to Enron have been filed. These actions include a consolidated purported class action lawsuit by JPMorgan Chase stockholders alleging that JPMorgan Chase issued false and misleading press releases and other public documents relating to Enron in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder; purported shareholder derivative actions alleging breaches of fiduciary duties and alleged failures to exercise due care and diligence by the Firm’s directors and named officers in the management of JPMorgan Chase; and various actions in disparate courts by Enron investors and creditors alleging state law and common law claims against JPMorgan Chase and many other defendants. JPMorgan Chase believes that each of the lawsuits filed against the Firm, its affiliates, its directors and named officers is without merit, and the Firm intends to defend each of these actions vigorously.

In addition, a number of federal, state and local regulatory and law enforcement authorities and Congressional committees, and an examiner appointed in the Enron bankruptcy case, have initiated investigations of Enron and of certain of the Firm’s financial transactions with Enron. In that regard, the Firm has delivered, or is currently in the process of delivering, voluntarily and pursuant to subpoena, information to the House Energy and Commerce Committee, the Senate Government Affairs Committee, the Senate Permanent Subcommittee on Investigations, U.S. Representative Henry Waxman, the Securities and Exchange Commission (“SEC”), the Federal Reserve Bank of New York, the New York State Banking Department, the New York County District Attorney’s Office, the U.S. Department of Justice, and the Enron examiner. The Firm intends to continue to cooperate with these authorities and with such other agencies and authorities as may request information from JPMorgan Chase.

WorldCom litigation. J.P. Morgan Securities Inc. (“JPMSI”) and JPMorgan Chase have been named as defendants in fifteen actions that were filed in either United States District Courts or state courts in six states and the District of Columbia and in one arbitral panel beginning in July 2002 arising out of alleged accounting irregularities in the books and records of WorldCom Inc. Plaintiffs in all but one of these actions are institutional investors, including state pension funds, who purchased debt securities issued by WorldCom pursuant to public offerings in May 2000 and May 2001. JPMSI acted as an underwriter of both of those offerings. In addition to JPMSI and JPMorgan Chase, the defendants in various of the actions include other underwriters, certain executives of WorldCom and WorldCom’s auditors. In the actions, plaintiffs allege that defendants either knew or were reckless or negligent in not knowing that the securities were sold to plaintiffs on the basis of misrepresentations and omissions of material facts concerning the financial condition of WorldCom. The complaints against JPMorgan Chase and JPMSI assert claims under federal and state securities laws, ERISA, other state statutes and under common law theories of fraud and negligent misrepresentation.

Part II
Item 1 (continued)

Commercial Financial Services litigation. JPMSI (formerly known as Chase Securities, Inc.) has been named as a defendant or third-party defendant in 14 actions that were filed in or transferred to the United States District Court for the Northern District of Oklahoma or filed in Oklahoma state court beginning in October 1999 arising out of the failure of Commercial Financial Services, Inc. (“CFS”). Plaintiffs in these actions are institutional investors who purchased over $1.6 billion in original face amount of asset-backed securities issued by CFS. The securities were backed by delinquent credit card receivables. In addition to JPMSI, the defendants in various of the actions are the founders and key executives of CFS, as well as its auditors and outside counsel. JPMSI is alleged to have been the investment banker to CFS and to have acted as an initial purchaser and as placement agent in connection with the issuance of certain of the securities. Plaintiffs allege that defendants either knew or were reckless in not knowing that the securities were sold to plaintiffs on the basis of misleading misrepresentations and omissions of material facts. The complaints against JPMSI assert claims under the Securities Exchange Act of 1934, the Oklahoma Securities Act, and under common law theories of fraud and negligent misrepresentation. In the actions against JPMSI, damages in the amount of approximately $1.6 billion allegedly suffered as a result of defendants’ misrepresentations and omissions, plus punitive damages, are being claimed. JPMSI also has entered into tolling agreements with certain investors. CFS has commenced an action against JPMSI in Oklahoma state court and has asserted claims against JPMSI for professional negligence and breach of fiduciary duty. CFS alleges that JPMSI failed to detect and prevent its insolvency. CFS seeks unspecified damages.

IPO Allocation litigation. Beginning in May 2001, JPMorgan Chase and certain of its securities subsidiaries have been named, along with numerous other firms in the securities industry, as defendants in a large number of putative class action lawsuits filed in the United States District Court for the Southern District of New York. These suits purport to challenge alleged improprieties in the allocation of stock in various public offerings, including some offerings for which a JPMorgan Chase entity served as an underwriter. The suits allege violations of securities and antitrust laws arising from alleged material misstatements and omissions in registration statements and prospectuses for the initial public offerings and with respect to aftermarket transactions in the offered securities. The securities claims allege, among other things, misrepresentations concerning commissions paid to JPMorgan Chase and aftermarket transactions by customers who received allocations of shares in the respective initial public offerings. The antitrust claims allege an illegal conspiracy to require customers, in exchange for initial public offering allocations, to pay undisclosed and excessive commissions and to make aftermarket purchases of the initial public offering securities at a price higher than the offering price as a precondition to receiving allocation. JPMorgan Chase also has received various subpoenas and informal requests from governmental and other agencies seeking information relating to initial public offering allocation practices. Recently, JPMSI was advised by the staffs of the National Association of Securities Dealers (“NASD”) and the SEC that each was considering recommending that disciplinary action be brought concerning activities of one of JPMSI’s predecessor entities (Hambrecht & Quist Group for the NASD; predecessor JPMSI for the SEC). JPMSI has submitted to the NASD staff a letter outlining the basis for JPMSI’s position that no such action is warranted and is preparing a similar responsive letter to the SEC.

Research Analysts’ Conflicts. In connection with its review of the independence of research analysts, the New York State Attorney General’s Office, the Texas State Securities Board, the SEC, the NASD, and the New York Stock Exchange have issued subpoenas and other information requests to several financial services firms, including the Firm. The Firm is cooperating with this investigation.

In addition to the matters described above, JPMorgan Chase and its subsidiaries have been named from time to time as defendants in various legal actions and proceedings arising in connection with their respective businesses and have been involved from time to time in investigations and proceedings by governmental agencies. Other claims, investigations or proceedings may be brought in the future. Some of the legal actions, proceedings or investigations in which the Firm is involved assert claims for amounts that could be material to the financial condition of the Firm and could result in adverse judgments, penalties or fines. In view of the inherent difficulty of predicting the outcome of legal matters, particularly in cases where the claimants seek very large or indeterminate damages, JPMorgan Chase cannot state with confidence what the eventual outcome of its pending matters will be, or predict with confidence what the eventual loss or range of losses related to such pending matters will be. JPMorgan Chase anticipates, based on its current knowledge and after consultation with counsel, that the outcome of the pending matters will not have a material adverse effect on the consolidated financial condition of JPMorgan Chase, but may be material to JPMorgan Chase’s operating results for any particular period, depending, among other things, on the level of JPMorgan Chase’s income for such period.

Item 2 Sales of Unregistered Common Stock

During the third quarter of 2002, no shares of common stock of J.P. Morgan Chase & Co. were issued in transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof.

Part II
Item 6

Item 6 Exhibits and Reports on Form 8-K

(A)	Exhibits:

12(a)	– Computation of Ratio of Earnings to Fixed Charges

12(b)	– Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

(B)	Reports on Form 8-K:

JPMorgan Chase filed four reports on Form 8-K during the quarter ended September 30, 2002 as follows:

Form 8-K filed July 19, 2002: Press release regarding second quarter 2002 results.

Form 8-K filed August 12, 2002: JPMorgan Chase provided the statements of the Principal Executive Officer and the Principal Financial Officer pursuant to the Sarbanes-Oxley Act of 2002 and the Section 21(a) Order of the Securities and Exchange Commission.

Form 8-K filed August 13, 2002: JPMorgan Chase provided the message by the Chairman to the employees of the Firm.

Form 8-K filed September 18, 2002: Press release regarding third quarter 2002 dividend; and management’s expectations that third quarter 2002 earnings would be well below second quarter 2002 operating earnings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.P. MORGAN CHASE & CO

(Registrant)

Date November 14, 2002	By /s/ Joseph L. Sclafani

Joseph L. Sclafani

Executive Vice President and Controller
[Principal Accounting Officer]

CERTIFICATION

I, William B. Harrison, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of J.P. Morgan Chase & Co.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/   William B. Harrison, Jr.

William B. Harrison, Jr.
Chairman and Chief Executive Officer

CERTIFICATION

         I, Dina Dublon, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of J.P. Morgan Chase & Co.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/    Dina Dublon

Dina Dublon
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

SEQUENTIALLY NUMBERED

EXHIBIT NO.	EXHIBITS	PAGE AT WHICH LOCATED

12(a)	Computation of Ratio of Earnings to Fixed Charges	74

12(b)	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements	75