Form 10-K
period 2002-12-31
J P MORGAN CHASE & CO
filed 2003-03-19
CIK 19617

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual report pursuant to section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended	Commission file
December 31, 2002	number 1-5805

J.P. Morgan Chase & Co.

(Exact name of registrant as specified in its charter)

Delaware	13-2624428
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

270 Park Avenue, New York, NY	10017
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (212) 270-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class

Common stock
Depositary shares representing a one-tenth interest in
    6 5/8% cumulative preferred stock (stated value—$500)
Adjustable rate cumulative preferred stock, Series A
    (stated value—$100)
Adjustable rate cumulative preferred stock, Series L
    (stated value—$100)
Adjustable rate cumulative preferred stock, Series N
    (stated value—$25)
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
Indexed Linked Notes on the S&P 500® Index
    due November 26, 2007
JPMorgan Market Participation Notes
on the S&P 500® Index due March 12, 2008

The Indexed Linked Notes and JPMorgan Market Participation Notes are listed on the American Stock Exchange;
all other securities named above are listed on the New York Stock Exchange.

Securities registered pursuant to Section 12(g) of the Act: none

Number of shares of common stock outstanding on February 28, 2003: 2,001,935,479

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X.. No .....

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ..X.. No .....

     The aggregate market value of J.P. Morgan Chase & Co. common stock held by non-affiliates of J.P. Morgan Chase & Co. on June 28, 2002 was approximately $67,549,000,000.

Document Incorporated by Reference: Portions of Registrant’s proxy statement for the annual meeting of stockholders to be held May 20, 2003, are incorporated by reference in this Form 10-K in response to Items 10, 11, 12 and 13 of Part III.

Form 10-K Index

Part I		Page

Item 1	Business	1
	Overview	1
	Business segments	1
	Competition	1
	Supervision and regulation	1
	Important factors that may affect future results	6
	Non-U.S. operations	8
	Distribution of assets, liabilities and stockholders’ equity; interest rates and interest differentials	115-119
	Return on equity and assets	112, 116
	Securities portfolio	120
	Loan portfolio	46-55, 80-81, 121-123
	Summary of loan and lending-related commitments loss experience	56-57, 80-82, 124-125
	Deposits	126
	Short-term and other borrowed funds	126
Item 2	Properties	8
Item 3	Legal proceedings	9
Item 4	Submission of matters to a vote of security holders	11
	Executive officers of the registrant	11

Part II

Item 5	Market for registrant’s common equity and related stockholder matters	12
Item 6	Selected financial data	12
Item 7	Management’s discussion and analysis of financial condition and results of operations	12
Item 7A	Quantitative and qualitative disclosures about market risk	12
Item 8	Financial statements and supplementary data	12
Item 9	Changes in and disagreements with accountants on accounting and financial disclosure	12

Part III

Item 10	Directors and executive officers of JPMorgan Chase	12
Item 11	Executive compensation	12
Item 12	Security ownership of certain beneficial owners and management and related stockholder matters	12
Item 13	Certain relationships and related transactions	13
Item 14	Controls and procedures	13

Part IV

Item 15	Exhibits, financial statement schedules and reports on form 8-K	127

Part I

Item 1: Business

Overview

J.P. Morgan Chase & Co. (“JPMorgan Chase” or “the Firm”) is a financial holding company incorporated under Delaware law in 1968. As of December 31, 2002, JPMorgan Chase was one of the largest banking institutions in the United States, with $759 billion in assets and $42 billion in stockholders’ equity.

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

JPMorgan Chase is a global financial services firm with operations in more than 50 countries. Its principal bank subsidiaries are JPMorgan Chase Bank (“JPMorgan Chase Bank”), a New York banking corporation headquartered in New York City, and Chase Manhattan Bank USA, National Association (“Chase USA”), headquartered in Delaware. The Firm’s principal nonbank subsidiary is J.P. Morgan Securities Inc. (“JPMSI”).

The bank and nonbank subsidiaries of JPMorgan Chase operate nationally as well as through overseas branches and subsidiaries, representative offices and affiliated banks.

The Firm’s website is www.jpmorganchase.com. JPMorgan Chase makes available free of charge, through its website, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed or furnished, pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (the “SEC”).

Business segments

JPMorgan Chase’s activities are internally organized, for management reporting purposes, into five major business segments (Investment Bank, Treasury & Securities Services, Investment Management & Private Banking, JPMorgan Partners and Chase Financial Services). A description of the Firm’s business segments and the products and services they provide to their respective client bases are discussed in the “Segment results” section of Management’s discussion and analysis (“MD&A”) beginning on page 24, and in Note 33 on page 108.

Competition

JPMorgan Chase and its subsidiaries and affiliates operate in a highly competitive environment. Competitors include other banks, brokerage firms, investment banking companies, merchant banks, insurance companies, mutual fund companies, credit card companies, mortgage banking companies, automobile financing companies, leasing companies, e-commerce and other Internet-based companies, and a variety of other financial services and advisory companies. JPMorgan Chase’s businesses compete with these other firms with respect to the range of products and services offered and the types of clients, customers, industries and geographies served. With respect to some of its geographies and products, JPMorgan Chase competes globally; with respect to others, the Firm competes on a regional basis. JPMorgan Chase’s ability to compete effectively depends on the relative performance of its products, the degree to which the features of its products appeal to customers, and the extent to which the Firm is able to meet its clients’ objectives or needs. The Firm’s ability to compete also depends on its ability to attract and retain its professional and other personnel, and on its reputation.

The financial services industry has experienced consolidation and convergence in recent years, as financial institutions involved in a broad range of financial services industries have merged, of which the merger of Chase and J.P. Morgan is an example. This convergence trend is expected to continue and could result in competitors of JPMorgan Chase gaining greater capital and other resources, such as a broader range of products and services and geographic diversity. It is possible that competition will become even more intense as the Firm continues to compete with financial institutions that may be larger, or better capitalized, or may have a stronger local presence in certain geographies.

Supervision and regulation

Permissible business activities: The Firm is subject to regulation under state and federal law, including the Bank Holding Company Act of 1956, as amended (the “BHCA”). In November 1999, the Gramm-Leach-Bliley Act (“GLBA”) was enacted which eliminated certain legal barriers separating the conduct of various types of financial services businesses, such as commercial banking, investment banking and insurance. In addition, GLBA substantially revamped the regulatory scheme within which financial institutions such as JPMorgan Chase operate.

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

Part I

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

Regulation by Federal Reserve Board under GLBA: Under GLBA’s system of “functional regulation,” the Federal Reserve Board acts as an “umbrella regulator,” and certain of JPMorgan Chase’s subsidiaries are regulated directly by additional regulatory authorities based on the particular activities of those subsidiaries (e.g., securities and investment advisory activities are regulated by the SEC, and insurance activities are regulated by state insurance commissioners). The Firm must continue to file reports and other information with, and submit to examination by, the Federal Reserve Board as umbrella regulator. However, under GLBA, with respect to matters affecting functionally regulated subsidiaries, the Federal Reserve Board is required to defer to the applicable functional regulators unless the Federal Reserve Board concludes that the activities at issue pose a risk to a depository institution or breach a specific law the Federal Reserve Board has authority to enforce.

Effect of GLBA on bank broker-dealer and investment advisory activities: To promote the system of functional regulation described above, GLBA provides for the amendment of certain federal securities laws to eliminate various exemptions previously available to banks. For example, banks will no longer be generally exempt from the broker-dealer provisions of the Securities Exchange Act of 1934. As a result, JPMorgan Chase’s bank subsidiaries will either need to register with the SEC as broker-dealers or cease conducting many activities deemed broker-dealer activities. GLBA does retain a more limited exemption from broker-dealer registration for certain “banking” products and activities, including, among others, municipal and exempted securities transactions; safekeeping and custody arrangements; and trust, securitization and derivatives products and activities. The Investment Advisers Act of 1940 has also been amended to eliminate certain provisions exempting banks from the registration requirements of that statute, and the Investment Company Act of 1940 has been amended to provide the SEC with regulatory authority over various bank mutual fund activities. The provisions discussed in this paragraph had an original effective date of May 12, 2001. The SEC has delayed the effective date of the provisions dealing with dealer registration until September 30, 2003. The provisions dealing with registration as a broker are currently scheduled to be effective May 12, 2003. However, the SEC has stated that it intends to promulgate proposed regulations prior to that date, and the staff has indicated that there will be further extensions of the effective date to give banks sufficient time to comply with the SEC’s implementing regulations.

Dividend restrictions: Federal law imposes limitations on the payment of dividends by the subsidiaries of JPMorgan Chase that are chartered by a state and are member banks of the Federal Reserve System (a “state member bank”) or national banks. Nonbank subsidiaries of JPMorgan Chase are not subject to those limitations. The amount of dividends that may be paid by a state member bank, such as JPMorgan Chase Bank, or by a national bank, such as Chase USA, is limited to the lesser of the amounts calculated under a “recent earnings” test and an “undivided profits” test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years, unless the bank obtains the approval of its appropriate federal banking regulator (which, in the case of a state member bank, is the Federal Reserve Board and, in the case of a national bank, is the Office of the Comptroller of the Currency (the “Comptroller of the Currency”)). Under the undivided profits test, a dividend may not be paid in excess of a bank’s “undivided profits.” Similar restrictions on the payment of dividends by JPMorgan Chase Bank are imposed by New York law. See Note 25 on page 99 for the amount of dividends that the Firm’s principal bank subsidiaries could pay, at December 31, 2002 and 2001, to their respective bank holding companies without the approval of their relevant banking regulators.

In addition to the dividend restrictions described above, the Federal Reserve Board, the Comptroller of the Currency and the Federal Deposit Insurance Corporation (the “FDIC”) have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise, including JPMorgan Chase and its bank and bank holding company subsidiaries, if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.

Capital requirements: The federal banking regulators have adopted risk-based capital and leverage guidelines that require the Firm’s capital-to-assets ratios meet certain minimum standards.

The risk-based capital ratio is determined by allocating assets and specified off-balance sheet financial instruments into four weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. Under the guidelines, capital is divided into two tiers: Tier 1 capital and Tier 2 capital. For a further discussion of Tier 1 capital and Tier 2 capital, see Note 26 on page 99. The amount of Tier 2 capital may not exceed the amount of Tier 1 capital. Total capital is the sum of Tier 1 capital and Tier 2 capital.

Banking organizations are required to maintain a total capital ratio (total capital to risk-weighted assets) of 8% and a Tier 1 capital ratio of 4%.

The risk-based capital requirements explicitly identify concentrations of credit risk and certain risks arising from non-traditional banking activities, and the management of those risks, as important factors to consider in assessing an institution’s overall capital adequacy. Other factors taken into consideration by federal regulators include: interest rate exposure; liquidity, funding and market risk; the quality and level of earnings; the quality of loans and investments; the effectiveness of loan and investment policies; and management’s overall ability to monitor and control financial and operational risks, including the risks presented by concentrations of credit and non-traditional banking activities. In addition, the risk-based capital rules incorporate a measure for market risk in foreign exchange and commodity activities and in the trading of debt and equity instruments. The market risk-based capital rules require banking organizations with large trading activities (such as JPMorgan Chase) to maintain capital for market risk in an amount calculated by using the banking organizations’ own internal Value-at-Risk models (subject to parameters set by the regulators).

The federal banking agencies amended their regulatory capital standards, effective January 1, 2002, to address the treatment of residual interests, recourse obligations and direct credit substitutes. The amendment defines “residual interests” as on-balance sheet interests that are retained by a seller after a securitization or other transfer of financial assets and that expose the seller to a greater than pro rata share of the credit risk in such assets. Under the amendment, risk-based capital must be held in an amount equal to such residual interests even if that amount exceeds the full risk-based capital charge that would have been required to be held against the assets transferred. The amendment also imposes a concentration limit of 25% of Tier 1 capital on credit-enhancing interest-only strips (a type of residual interest), requiring any amount in excess of that limit to be deducted from Tier 1 capital. The amendment also treats recourse obligations and direct credit substitutes (such as letters of credit) more consistently for risk-based capital purposes than previously. The amendment introduces a multi-level approach to assessing capital requirements to positions in certain asset securitizations based on the credit ratings assigned to such position by nationally recognized statistical rating organizations (NRSROs). For certain unrated positions other than residual interests, the amendment provides alternative methods for assessing capital requirements, including the limited use of a banking organization’s internal risk rating system, and, for positions arising under securitization programs covering multiple participants, ratings assigned to the program by NRSROs.

The federal banking agencies have also adopted, effective April 1, 2002, regulations that impose increased capital charges on a banking organization’s equity investments in nonfinancial companies. In general, the new risk-based capital requirements apply to such investments regardless of the legal authority under which they are made. The level of capital charge increases as the banking organization’s concentration in such investments increases. If the aggregate value of a banking organization’s nonfinancial equity investments is less than 15% of its Tier 1 capital, then 8% of such value is required to be deducted from the banking organization’s Tier 1 capital. If the aggregate value of a banking organization’s nonfinancial equity investments is more than 15% but less than 25% of the banking organization’s Tier 1 capital, the deduction increases to 12% of such value, and if such aggregate value is more than 25% of the banking organization’s Tier 1 capital, the deduction rises to 25%. The new charges do not apply to investments made prior to March 13, 2000. Equity investments made through small business investment companies in an amount equal to up to 15% of the banking organization’s Tier 1 capital are exempt from the new charges, but the full amount of the equity investments is still included when calculating the aggregate value of the banking organization’s nonfinancial equity investments.

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

Tier 1 components: capital surplus and common stock remain the most important forms of capital at JPMorgan Chase. Because common equity has no maturity date and because dividends on common stock are paid only when and if declared by the Board of Directors, common equity is available to absorb losses over long periods of time. Noncumulative perpetual preferred stock is similar to common stock in its ability to absorb losses. If the Board of Directors does not declare a dividend on noncumulative perpetual preferred stock in any dividend period, the holders of the instrument are never entitled to receive that dividend payment. JPMorgan Chase’s outstanding noncumulative preferred stock is a type commonly referenced as a “FRAP”: a fixed-rate/adjustable preferred stock. However, because the interest rate on FRAPs may increase (up to a predetermined ceiling), the Federal Reserve Board treats the Firm’s noncumulative FRAPs in a manner similar to cumulative perpetual preferred and trust preferred securities. The Federal Reserve Board permits cumulative perpetual preferred stock and trust preferred securities to be included in Tier 1 capital but only up to certain limits, as these financial instruments do not provide as strong protection against losses as common equity and noncumulative, non-FRAP securities. Cumulative perpetual preferred stock does not have a maturity date, similar to other forms of Tier 1 capital. However, any dividends not declared on cumulative preferred stock accumulate and thus continue to be due to the holder of the instrument until all arrearages are satisfied. Trust preferred securities are a type of security generally issued by a special-purpose trust established and owned by JPMorgan Chase. Proceeds from the issuance to the public of the trust preferred security are lent to the Firm for at least 30 (but not more than 50) years. The intercompany note

Part I

that evidences this loan provides that the interest payments by JPMorgan Chase on the note may be deferred for up to five years. During the period of any such deferral, no payments of dividends may be made on any outstanding JPMorgan Chase preferred or common stock or on the outstanding trust preferred securities issued to the public.

Tier 2 components: Long-term subordinated debt (generally having an original maturity of 10-12 years) is the primary form of JPMorgan Chase’s Tier 2 capital. Subordinated debt is deemed a form of regulatory capital because payments on the debt are subordinated to other creditors of JPMorgan Chase, including holders of senior and medium long-term debt and counterparties on derivative contracts.

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

The minimum risk-based capital requirements adopted by the federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision. The Basel Committee, which is comprised of bank supervisors and central banks from the Group of Ten countries, issued its Capital Accord in 1988 to achieve convergence in the capital regulations applicable to internationally active banking organizations. The Basel Committee issued a proposed replacement for the Capital Accord in January, 2001 and, subsequently, issued a number of working papers supplementing various aspects of that replacement (the “New Accord”). Based on these documents, the New Accord would adopt a three-pillar framework for addressing capital adequacy. These pillars would include minimum capital requirements, more emphasis on supervisory assessment of capital adequacy and greater reliance on market discipline. Under the New Accord, minimum capital requirements would be more differentiated based upon perceived distinctions in creditworthiness. Such requirements would be based either on ratings assigned by rating agencies or, in the case of a banking organization that met certain supervisory standards, on the organization’s internal credit ratings. The minimum capital requirements in the New Accord would also incorporate a capital charge for operational risk. At present, the target date for implementing the New Accord is the end of 2006.

FDICIA: The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) revised certain provisions of the Federal Deposit Insurance Act, as well as certain other federal banking statutes. In general, FDICIA provides for expanded regulation of depository institutions and their affiliates, including parent holding companies, by their federal banking regulators and, among other things, requires the relevant federal banking regulator to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards.

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

	Ratios

	Total	Tier 1	Tier 1
	capital	capital	leverage

	At Least

Well-capitalized	10%	6%	5%
Adequately capitalized	8%	4%	4%	(a	)

	Less Than

Undercapitalized	8%	4%	4%	(a	)
Significantly undercapitalized	6%	3%	3%

Critically undercapitalized	Tangible equity to total assets of 2% or less

(a) May be 3% in some cases

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

As of December 31, 2002, each of JPMorgan Chase’s banking subsidiaries was “well-capitalized.”

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

Depository institutions insured by the Bank Insurance Fund are required to pay premiums ranging from 0 basis points to 27 basis points of U.S. deposits. Each of JPMorgan Chase’s banks, including JPMorgan Chase Bank and Chase USA, currently qualifies for the 0 basis point assessment. Legislation has been introduced in Congress that, if enacted, would give the FDIC discretion to impose deposit insurance premiums on all depository institutions. In addition, if the ratio of insured deposits to money in the Bank Insurance Fund drops below specified levels, the FDIC would be required to impose premiums on all banks insured by the Bank Insurance Fund. All depository institutions must also pay an annual assessment so that the Financing Corporation (“FICO”) may pay interest on bonds it issued in connection with the resolution of savings association insolvencies occurring prior to 1991. The FICO assessment for the first quarter of 2003 is 1.68 basis points of U.S. deposits. The rate schedules are subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time, subject to certain limitations specified in the Deposit Insurance Funds Act.

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

Under federal law, the claims of a receiver of an insured depository institution for administrative expenses and the claims of holders of U.S. deposit liabilities (including the FDIC, as subrogee of the depositors) have priority over the claims of other unsecured creditors of the institution, including public noteholders, in the event of the liquidation or other resolution of the institution. As a result, whether or not the FDIC ever sought to repudiate any obligations held by public noteholders of any subsidiary of the Firm that is an insured depository institution, such as JPMorgan Chase Bank or Chase USA, the public noteholders would be treated differently from, and could receive, if anything, substantially less than, the depositors of the depository institution.

The USA PATRIOT Act: Following the September 11, 2001 attacks on New York and Washington, D.C., the United States government acted in several ways to tighten control on activities perceived to be connected to money laundering and terrorist funding. Beginning on September 23, 2001, President Bush issued a series of orders which identify terrorists and terrorist organizations and require the blocking of property and assets of, as well as prohibiting all transactions or dealing with, such terrorists, terrorist organizations and those that assist or sponsor them. On October 26, 2001, President Bush signed into law The USA PATRIOT Act of 2001 (the “Act”).

The Act substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposes new compliance and due diligence obligations, creates new crimes and penalties, compels the production of documents located both inside and outside the United States, including those of non-U.S. institutions that have a correspondent relationship in the United States, and clarifies the safe harbor from civil liability to customers. The Act mandates the U.S. Treasury Department to issue a number of regulations to further clarify the Act’s requirements or provide more specific guidance on their application.

The Act requires all “financial institutions,” as defined, to establish anti-money laundering compliance and due diligence programs. Such programs must include, among other things, adequate policies, the designation of a compliance officer, employee training programs, and an independent audit function to review and test the program. JPMorgan Chase has had in place, pursuant to previously existing laws and regulations, a “Know Your Customer” policy and an anti-money laundering compliance program which requires, as appropriate based on a risk-based analysis, performing due diligence with respect to establishing the identity and address of the beneficial owners of an account, the source of the account’s funds and the proposed use of the account, as well as requiring the identification and reporting of suspicious transactions to appropriate law enforcement authorities. JPMorgan Chase believes its programs satisfy the requirements of the Act.

The Act requires financial institutions that maintain correspondent accounts for non-U.S. institutions or persons or that are involved in private banking for “non-United States persons” or their representatives, to establish “appropriate, specific and, where necessary, enhanced due diligence policies, procedures, and controls that are reasonably designed to detect and report instances of money laundering through those accounts.” In furtherance of these provisions, the Act mandates specific minimum standards regarding the establishment of private banking accounts and prohibits financial institutions from establishing, maintaining, administering or managing correspondent accounts with any non-U.S. bank that does not have a physical presence in any jurisdiction unless the so-called “shell bank” is affiliated with a regulated physically-established bank. JPMorgan Chase will continue to revise and update its “Know Your Customer” policy and its anti-money laundering programs to reflect changes required by the Act, and the U.S. Treasury Department regulations to be issued thereunder, in order to remain in compliance with the Act and its provisions.

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

Part I

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

The Firm’s bank and certain of its nonbank subsidiaries are subject to direct supervision and regulation by various other federal and state authorities (many of which will be considered “functional regulators” under GLBA). JPMorgan Chase Bank as a New York State-chartered bank and a state member bank, is subject to supervision and regulation by the New York State Banking Department as well as by the Federal Reserve Board and the FDIC. JPMorgan Chase’s national bank subsidiaries, such as Chase USA, are subject to substantially similar supervision and regulation by the Comptroller of the Currency. Supervision and regulation by each of the foregoing regulatory agencies generally include comprehensive annual reviews of all major aspects of the relevant bank’s business and condition, as well as the imposition of periodic reporting requirements and limitations on investments and other powers. The Firm also conducts securities underwriting, dealing and brokerage activities through JPMSI and other broker-dealer subsidiaries, all of which are subject to the regulations of the SEC and the National Association of Securities Dealers, Inc. JPMSI is a member of the New York Stock Exchange. The operations of JPMorgan Chase’s mutual funds also are subject to regulation by the SEC. The types of activities in which the non-U.S. branches of JPMorgan Chase Bank and the international subsidiaries of JPMorgan Chase may engage are subject to various restrictions imposed by the Federal Reserve Board. Those non-U.S. branches and international subsidiaries also are subject to the laws and regulatory authorities of the countries in which they operate.

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

Business conditions and general economy. The profitability of JPMorgan Chase’s businesses could be adversely affected by a worsening of general economic conditions in the United States or abroad. The difficult global market and economic conditions that existed in 2001 continued in 2002 and this challenging environment could persist for some period of time in 2003. Uncertainties in the financial markets have been exacerbated by investor concerns over the integrity of the U.S. financial markets and uncertainty surrounding terrorists threats and the possible outbreak of war. Factors such as the liquidity of the global financial markets, the level and volatility of equity prices and interest rates, investor sentiment, inflation, and the availability and cost of credit could significantly affect the activity level of clients with respect to size, number and timing of transactions effected by the Firm’s investment banking business, including its underwriting and advisory businesses, and also may affect the realization of cash returns from JPMorgan Chase’s private equity business. A further market downturn would likely lead to a decline in the volume of transactions that JPMorgan Chase executes for its customers and, therefore, lead to a decline in the revenues it receives from trading commissions and spreads. Higher interest rates or continued weakness in the market also could affect the willingness of financial investors to participate in loan syndications or underwritings managed by JPMorgan Chase. The Firm generally maintains large trading portfolios in the fixed income, currency, commodity and equity markets and has significant investment positions, including merchant banking investments at JPMorgan Partners. The revenues derived from mark-to-market values of JPMorgan Chase’s business are affected by many factors, including JPMorgan Chase’s credit standing; its success in proprietary positioning; volatility in interest rates and in equity and debt markets; and the economic, political and business factors described below. JPMorgan Chase anticipates that these revenues will experience volatility from time to time. Continued market weakness or worsening of the economy could cause the Firm to incur mark-to-market losses in the values of these positions.

A market downturn also could result in a decline in the fees JPMorgan Chase earns for managing assets. For example, a higher level of U.S. or non-U.S. interest rates or a downturn in trading markets could affect the flows of moneys to or from the mutual funds managed by the Firm. Moreover, even in the absence of a market downturn, below-market performance by JPMorgan Chase’s mutual funds could result in a decline in assets under management and, therefore, in the fees the Firm receives.

An economic downturn or significantly higher interest rates could adversely affect the credit quality of JPMorgan Chase’s on-balance sheet and off-balance sheet assets by increasing the risk that a greater number of the Firm’s customers would become delinquent on their loans or other obligations to JPMorgan Chase. Further, a continuing challenging economic environment could lead to a higher rate of delinquencies by customers or counterparties which, in turn, would result in a higher level of charge-offs and a higher level of provision for credit losses for JPMorgan Chase, all of which could adversely affect the Firm’s earnings. The Firm’s consumer businesses are particularly affected by domestic economic conditions, including U.S. interest rates, the rate of unemployment, the level of consumer confidence, changes in consumer spending, and the number of personal bankruptcies, as these factors will affect the level of consumer loans and credit quality.

Competition. JPMorgan Chase operates in a highly competitive environment and expects various factors to cause competitive conditions to continue to intensify. For example, technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products and for financial institutions to compete with technology companies in providing electronic and Internet-based financial solutions. In addition, the Firm expects cross-industry competition to continue to intensify, particularly as continued merger activity in the financial services industry produces larger, better-capitalized companies that are capable of offering a wider array of financial products and services, and at more competitive prices.

Non-U.S. operations; trading in non-U.S. securities. The Firm does business throughout the world, including in developing regions of the world commonly known as emerging markets. JPMorgan Chase’s businesses and revenues derived from non-U.S. operations are subject to risk of loss from unfavorable political and diplomatic developments, currency fluctuations, social instability, changes in governmental policies or policies of central banks, expropriation, nationalization, confiscation of assets and changes in legislation relating to non-U.S. ownership. JPMorgan Chase also invests in the securities of corporations located in non-U.S. jurisdictions, including emerging markets. Revenues from the trading of non-U.S. securities also may be subject to negative fluctuations as a result of the above factors. The impact of these fluctuations could be accentuated because, generally, non-U.S. trading markets, particularly in emerging market countries, are smaller, less liquid and more volatile than U.S. trading markets.

Operational risk. JPMorgan Chase, like all large corporations, is exposed to many types of operational risk, including the risk of fraud by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or errors resulting from faulty or disabled computer or telecommunications systems. Given the high volume of transactions at JPMorgan Chase, certain errors may be repeated or compounded before they are discovered and successfully rectified. In addition, the Firm’s necessary dependence upon automated systems to record and process its transaction volume may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. The Firm may also be subject to disruptions of its operating systems, arising from events that are wholly or partially beyond its control (including, for example, computer viruses or electrical or telecommunications outages), which may give rise to losses in service to customers and to loss or liability to the Firm. The Firm is further exposed to the risk that its external vendors may be unable to fulfill their contractual obligation to the Firm (or will be subject to the same risk of fraud or operational errors by their respective employees as is the Firm), and to the risk that its (or its vendors’) business continuity and data security systems prove not to be sufficiently adequate. Although JPMorgan Chase maintains a system of controls designed to keep operational risk at appropriate levels, the Firm has in the past suffered losses from operational risk, and there can be no assurance that JPMorgan Chase will not suffer losses from operational risks in the future.

Government monetary policies and economic controls. JPMorgan Chase’s businesses and earnings are affected by general economic conditions, both domestic and international. JPMorgan Chase’s businesses and earnings also are affected by the fiscal or other policies that are adopted by various regulatory authorities of the U.S., non-U.S. governments and international agencies. For example, policies and regulations of the Federal Reserve Board influence, directly and indirectly, the rate of interest paid by commercial banks on their interest-bearing deposits and also may impact the value of financial instruments held by the Firm. These actions of the Federal Reserve Board also determine to a significant degree the cost to JPMorgan Chase of funds for lending and investing. The nature and impact of future changes in economic and market conditions and fiscal policies are not predictable and are beyond JPMorgan Chase’s control. In addition, these policies and conditions can impact the Firm’s cus-

Part I

tomers and counterparties, both in the U.S. and abroad, which may increase the risk that such customers or counterparties default on their obligations to JPMorgan Chase.

Reputational and legal risk. The Firm’s ability to attract and retain customers and employees could be adversely affected to the extent its reputation is damaged. The failure of the Firm to deal, or to appear to fail to deal, with various issues that could give rise to reputational risk could cause harm to the Firm and its business prospects. These issues include, but are not limited to, appropriately dealing with potential conflicts of interest, legal and regulatory requirements, ethical issues, money-laundering, privacy, record-keeping, sales and trading practices and the proper identification of the legal, reputational, credit, liquidity and market risks inherent in its products. Failure to address appropriately these issues could also give rise to additional legal risk to the Firm, which could, in turn, increase the size and number of claims and damages asserted against the Firm or subject the Firm to enforcement actions, fines and penalties.

Credit, market, liquidity and private equity risk. JPMorgan Chase’s revenues also are dependent upon the extent to which management can successfully achieve its business strategies within a disciplined risk environment. JPMorgan Chase’s ability to grow its businesses is affected by pricing and competitive pressures, as well as by the costs associated with the introduction of new products and services and the expansion and development of new distribution channels. The ability of management to utilize the “Shareholder Value Added” methodology to evaluate investment opportunities and the ability to maintain expense discipline will be important factors in determining the extent to which the Firm achieves its financial targets. In addition, to the extent any of the instruments and strategies JPMorgan Chase uses to hedge or otherwise manage its exposure to market, credit and private equity risk are not effective, the Firm may not be able to mitigate effectively its risk exposures in particular market environments or against particular types of risk. JPMorgan Chase’s balance sheet growth will be dependent upon the economic conditions described above, as well as on its determination to securitize, sell, purchase or syndicate particular loans or loan portfolios. JPMorgan Chase’s trading revenues and interest rate risk are dependent upon its ability to identify properly, and mark-to-market, changes in the value of its financial instruments caused by changes in market prices or rates. The Firm’s earnings will also be dependent upon how effectively it determines and assesses the cost of credit, and manages risk concentrations, including exposure limits for industry and single-name obligors. To the extent its assessment of migrations in credit quality, risk concentrations, or assumptions or estimates used in establishing its loan loss reserves prove inaccurate or not predictive of actual results, the Firm could suffer higher-than-anticipated credit losses. The successful management of credit, market, operational and private equity risk is an important consideration in managing the Firm’s liquidity risk, as evaluation by rating agencies of the management of these risks affects their determinations as to the Firm’s credit ratings and, therefore, its cost of funds.

Non-U.S. operations

For geographic distributions of total revenue, total expense, income before income tax expense and net income, see Note 32 on page 107. For a discussion of non-U.S. loans, see Note 9 on page 81 and the sections entitled “Country exposure” in the MD&A on page 53 and “Cross-border outstandings” on page 122.

Item 2: Properties

The headquarters of JPMorgan Chase is located in New York City at 270 Park Avenue, which is a 50-story bank and office building owned by JPMorgan Chase. This location contains approximately 1.3 million square feet of commercial office and retail space.

JPMorgan Chase entered into 2 leases for approximately 2.2 million square feet of office space in two midtown Manhattan office buildings, 277 Park Avenue and 245 Park Avenue. The 277 Park Avenue building is fully occupied, and 245 Park Avenue is in the process of being prepared for occupancy. JPMorgan Chase also has a number of other large office leaseholds in various locations in Manhattan.

JPMorgan Chase owns and occupies a 60-story building at One Chase Manhattan Plaza in New York City. This location has approximately 2 million square feet of commercial office and retail space, of which approximately 800,000 square feet is leased to outside tenants.

JPMorgan Chase also owns and occupies a 22-story building at 4 New York Plaza, New York City. This location has 900,000 square feet of commercial office and retail space, none of which is leased to outside tenants.

On May 31, 2001, JPMorgan Chase had entered into a contract with the City of New York to sell to the City of New York, or its designee, the two-building complex at 23 Wall Street/15 Broad Street in New York City. The two buildings comprise approximately 1 million square feet of commercial office and retail space. The City of New York and the New York Stock Exchange had previously announced their intention to build a new Exchange on the land currently occupied by these facilities. The City of New York elected to cancel its purchase contract with JPMorgan Chase in September 2002. The two-building complex is currently being marketed for sale.

JPMorgan Chase built and fully occupies a two-building complex known as Chase MetroTech Center in downtown Brooklyn, New York that was completed in 1992. This facility contains approximately 1.75 million square feet and houses operations and product support functions.

In 2000 JPMorgan Chase entered into leases for two “build to suit” office buildings at The Newport Office Center in Jersey City, New Jersey. The two buildings, comprising approximately 1.1 million square feet of office and retail space, were occupied by JPMorgan Chase during 2002.

JPMorgan Chase and its subsidiaries also own and occupy administrative and operational facilities in Hicksville, New York; Tampa, Florida; Tempe, Arizona; Newark, Delaware; and in Houston, Arlington and El Paso, Texas.

JPMorgan Chase occupies, in the aggregate, approximately 2.6 million square feet of space in the United Kingdom. The most significant components of leased space in London are 350,000 square feet at 125 London Wall, 325,000 square feet at Aldermanbury, and a 450,000 square-foot office complex at 60 Victoria Embankment in London. JPMorgan Chase also owns and occupies a 350,000 square-foot operations center in Bournemouth.

In addition, JPMorgan Chase and its subsidiaries occupy branch offices and other administrative and operational facilities throughout the U.S. and in non-U.S. countries under various types of ownership and leasehold agreements.

The majority of the properties occupied by JPMorgan Chase are used across all of JPMorgan Chase’s business segments and for corporate purposes.

In the third quarter of 2002, JPMorgan Chase incurred a $98 million charge to cover the costs of exiting excess vacant space on the West Coast. JPMorgan Chase’s space requirements continue to be affected by the present economic downturn and by the consolidation of operations as a result of the merger. JPMorgan Chase will continue to evaluate its current and projected space requirements and, as opportunities arise, may dispose of additional premises, although there is no assurance that it will be able to do so, nor is there any assurance that the Firm will not have to incur additional charges in connection with any such disposition.

Item 3: Legal proceedings

Enron litigation. JPMorgan Chase is involved in a number of lawsuits and investigations arising out of its banking relationships with Enron Corp. and its subsidiaries (“Enron”). On January 2, 2003, the Firm settled its dispute with eleven insurance companies that had issued surety bonds guaranteeing obligations of Enron Corp., and received from the insurance companies $502 million in cash and $75 million of unsecured claims. Still pending in London is a lawsuit by the Firm against Westdeutsche Landesbank Girozentrale seeking to compel payment of $165 million under an Enron-related letter of credit issued by the bank.

Actions involving Enron have also been initiated by other parties against JPMorgan Chase and its directors and certain of its officers. These lawsuits include a series of purported class actions brought on behalf of shareholders of Enron, including the lead action captioned Newby v. Enron Corp., and a series of purported class actions brought on behalf of Enron employees who participated in various employee stock ownership plans, including the lead action captioned Tittle v. Enron Corp., both of which are pending in U.S. District Court in Houston. The consolidated complaint filed in Newby named as defendants, among others, JPMorgan Chase, several other investment banking firms, two law firms, Enron’s former accountants and affiliated entities and individuals and other individual defendants, including present and former officers and directors of Enron and purports to allege claims against JPMorgan Chase and the other defendants under federal and state securities laws. The Tittle complaint named as defendants, among others, JPMorgan Chase, several other investment banking firms, a law firm, Enron’s former accountants and affiliated entities and individuals and other individual defendants, including present and former officers and directors of Enron and purports to allege claims against JPMorgan Chase and certain other defendants under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and state common law. On December 20, 2002, the Court denied the motions of JPMorgan Chase and other defendants to dismiss the Newby action.

Additional actions against JPMorgan Chase or its affiliates relating to Enron have been filed. These actions include a purported consolidated class action lawsuit by JPMorgan Chase stockholders alleging that JPMorgan Chase issued false and misleading press releases and other public documents relating to Enron in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder; shareholder derivative actions alleging breaches of fiduciary duties and alleged failures to exercise due care and diligence by the Firm’s directors and named officers in the management of JPMorgan Chase; and various actions in disparate courts by Enron investors and creditors alleging state law and common law claims against JPMorgan Chase and many other defendants.

In addition, a number of federal, state and local regulatory and law enforcement authorities and Congressional committees, and an examiner appointed in the Enron bankruptcy case, have initiated investigations of Enron and of certain of the Firm’s financial transactions with Enron. In that regard, the Firm has delivered, or is currently in the process of delivering, voluntarily and pursuant to subpoena, information to the House Energy and Commerce Committee, the Senate Government Affairs Committee, the Senate Permanent Subcommittee on Investigations, U.S. Representative Henry Waxman, the Securities and Exchange Commission, the Federal Reserve Bank of New York, the New York State Banking Department, the New York County District Attorney’s Office, the U.S. Department of Justice, and the Enron bankruptcy examiner. The Firm intends to continue to cooperate with these authorities and with such other agencies and authorities as may request information from JPMorgan Chase.

WorldCom litigation. JPMSI and JPMorgan Chase have been named as defendants in fifteen actions that were filed in either United States District Courts or state courts in six states and the District of Columbia and in one arbitral panel beginning in July 2002 arising out of alleged accounting irregularities in the books and records of WorldCom Inc. Plaintiffs in all but one of these actions are institutional investors, including state pension funds, who purchased debt securities issued by WorldCom pursuant to public offerings in May 2000 and May 2001. JPMSI acted as an underwriter of both of those offerings. In addition to JPMSI and JPMorgan Chase, the defendants in various of the actions include other underwriters, certain executives of WorldCom and WorldCom’s auditors. In the actions, plaintiffs allege that defendants either knew or were reckless or negligent in not knowing that the securities were sold to plaintiffs on the basis of misrepresentations and omissions of material facts concerning the financial condition of WorldCom. The complaints against JPMorgan Chase and JPMSI assert claims under federal and state securities laws, ERISA, other state statutes and under common law theories of fraud and negligent misrepresentation.

Commercial Financial Services litigation. JPMSI (formerly known as Chase Securities, Inc.) has been named as a defendant or third-party defendant in 14 actions that were filed in or transferred to the United States District Court for the Northern District of Oklahoma or filed in Oklahoma state court beginning in October 1999 arising out of the failure of Commercial Financial Services, Inc. (“CFSI”). Plaintiffs in these actions are institutional investors who purchased over $1.6 billion in original face amount of asset-backed securities issued by CFSI. The securities were backed by delinquent credit card receivables. In addition to JPMSI, the defendants in various of the actions are the founders and key executives of CFSI, as well as its auditors and outside counsel. JPMSI is alleged to have been the investment banker to CFSI and to

Part I

have acted as an initial purchaser and as placement agent in connection with the issuance of certain of the securities. Plaintiffs allege that defendants either knew or were reckless in not knowing that the securities were sold to plaintiffs on the basis of misleading misrepresentations and omissions of material facts. The complaints against JPMSI assert claims under the Securities Exchange Act of 1934, the Oklahoma Securities Act, and under common law theories of fraud and negligent misrepresentation. In the actions against JPMSI, damages in the amount of approximately $1.6 billion allegedly suffered as a result of defendants’ misrepresentations and omissions, plus punitive damages, are being claimed. JPMSI also has entered into tolling agreements with certain investors. CFSI has commenced an action against JPMSI in Oklahoma state court and has asserted claims against JPMSI for professional negligence and breach of fiduciary duty. CFSI alleges that JPMSI failed to detect and prevent its insolvency. CFSI seeks unspecified damages.

IPO allocation litigation. Beginning in May 2001, JPMorgan Chase and certain of its securities subsidiaries have been named, along with numerous other firms in the securities industry, as defendants in a large number of putative class action lawsuits filed in the United States District Court for the Southern District of New York. These suits purport to challenge alleged improprieties in the allocation of stock in various public offerings, including some offerings for which a JPMorgan Chase entity served as an underwriter. The suits allege violations of securities and antitrust laws arising from alleged material misstatements and omissions in registration statements and prospectuses for the initial public offerings and with respect to aftermarket transactions in the offered securities. The securities claims allege, among other things, misrepresentations concerning commissions paid to JPMorgan Chase and aftermarket transactions by customers who received allocations of shares in the respective initial public offerings. The antitrust claims allege an illegal conspiracy to require customers, in exchange for initial public offering allocations, to pay undisclosed and excessive commissions and to make after-market purchases of the initial public offering securities at a price higher than the offering price as a precondition to receiving allocations. On February 13, 2003, the Court denied the motions of JPMorgan Chase and others to dismiss the securities complaints. JPMorgan Chase also has received various subpoenas and informal requests from governmental and other agencies seeking information relating to initial public offering allocation practices. On February 20, 2003, the National Association of Securities Dealers (“NASD”) censured JPMSI and fined it $6 million for activities it found to constitute unlawful profit sharing by Hambrecht & Quist Group prior to its acquisition in 2000. In agreeing to the resolution of the charges, JPMSI neither admitted nor denied the NASD’s contentions. JPMSI has been advised by the SEC that it is also considering bringing a disciplinary action against JPMSI. JPMSI has submitted to the staff of the SEC a letter outlining the basis for JPMSI’s position that no such action is warranted and is currently in discussions with the SEC.

Research analysts’ conflicts. On December 20, 2002, the Firm reached an agreement in principle with the SEC, the NASD, the New York Stock Exchange, the New York State Attorney General’s Office, and the North American Securities Administrators Association, on behalf of state securities regulators, to resolve their investigations of JPMorgan Chase relating to research analyst independence. Pursuant to the agreement in principle, JPMorgan Chase will agree, among other things (i) to pay $50 million for retrospective relief, (ii) to adopt internal structural and operational reforms that will further augment the steps it has already taken to ensure the integrity of JPMorgan Chase analyst research, (iii) to contribute $25 million spread over five years to provide independent third-party research to clients, and (iv) to contribute $5 million towards investor education. The settlement is subject to finalization of mutually satisfactory settlement documents and must be approved by the SEC and state regulatory authorities.

Litigation reserve and other. During the fourth quarter of 2002, the Firm established a reserve of $900 million related to costs anticipated to be incurred in connection with the various private litigations and regulatory inquiries involving Enron and the other material legal actions, proceedings and investigations discussed above. This reserve represents management’s best estimate, after consultation with counsel, of the current probable aggregate costs associated with these matters. Of the $900 million, $600 million has been allocated to the various cases, proceedings and investigations associated with Enron. The balance of $300 million has been allocated to the various litigations, proceedings and investigations involving the Firm’s debt and equity underwriting activities and equity research practices, and includes the $80 million settlement in December 2002 relating to equity research practices. It is possible that the reserve could be subject to revision in the future.

In addition to the various cases, proceedings and investigations for which the reserve has been established, JPMorgan Chase and its subsidiaries are named as defendants in a number of other legal actions and governmental proceedings arising in connection with their respective businesses. Additional actions, investigations or proceedings may be brought from time to time in the future. In view of the inherent difficulty of predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages or where the cases present novel legal theories or involve a large number of parties, the Firm cannot state with confidence what the eventual outcome of the pending matters (including the pending matters as to which the reserve has been established) will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss related to each pending matter will be. Subject to the foregoing caveat, JPMorgan Chase anticipates, based upon its current knowledge, after consultation with counsel and after taking into account the establishment of the aforementioned $900 million reserve, that the outcome of the legal actions, proceedings and investigations currently pending against it should not have a material adverse effect on the consolidated financial condition of the Firm, although the outcome of a particular proceeding or the imposition of a particular fine or penalty may be material to JPMorgan Chase’s operating results for a particular period depending upon, among other factors, the size of the loss or liability and the level of JPMorgan Chase’s income for that period.

Item 4: Submission of matters to a vote of security holders

None.

Executive officers of the registrant

Name	Age	Positions and offices held with JPMorgan Chase
	(at December 31, 2002)
William B. Harrison, Jr.	59	Chairman and Chief Executive Officer since November 2001, prior to which he was President and Chief Executive Officer from December 2000. He was Chairman and Chief Executive Officer from January through December 2000 and President and Chief Executive Officer from June through December 1999, prior to which he had been Vice Chairman of the Board.

David A. Coulter	55	Head of the Investment Bank and of Investment Management & Private Banking. He had been head of Chase Financial Services until May 2002. Prior to joining JPMorgan Chase in 2000, he led the West Coast operations of The Beacon Group, prior to which he was Chairman and Chief Executive Officer of BankAmerica Corporation and Bank of America NT & SA.

Dina Dublon	49	Chief Financial Officer. Until 1998, she was Executive Vice President and Corporate Treasurer.

John J. Farrell	50	Director Human Resources.

Thomas B. Ketchum	52	Chairman of the Technology Council. Prior to the merger, he was an executive of J.P. Morgan & Co. Incorporated, serving as Chief Financial Officer since September 2000 and Chief Administrative Officer since 1998, prior to which he was Regional Executive and Head of Investment Banking for the Americas.

Donald H. Layton	52	Head of Chase Financial Services and of Treasury & Securities Services. He had been co-head of the Investment Bank until May 2002. Prior to the merger, he was responsible for global markets, the international infrastructure and cash management and securities processing services.

Marc J. Shapiro	55	Head of Finance, Risk Management and Administration. Until 1997, he was Chairman and Chief Executive Officer of Texas Commerce Bank, which now is part of JPMorgan Chase Bank.

Jeffrey C. Walker	47	Head of JPMorgan Partners, JPMorgan Chase’s global private equity group.

Lesley Daniels Webster	50	Head of Market Risk Management.

Frederick W. Hill	52	Director of Corporate Marketing and Communications. Until 1997, he had been Senior Vice President, Communications and Community Relations, for McDonnell Douglas Corporation.

Donald H. McCree, III	41	Senior Credit Officer since January 2003 and head of Credit Risk Policy and Global Credit Management. He had been co-head of North American Credit Markets Group and until January 2001 had been co-head of Investment Banking in Europe.

William H. McDavid	56	General Counsel.

Joseph L. Sclafani	53	Controller.

Unless otherwise noted, during the five fiscal years ended December 31, 2002, all of JPMorgan Chase’s above-named executive officers have continuously held senior-level positions with JPMorgan Chase or its predecessor institutions, J.P. Morgan & Co. Incorporated and The Chase Manhattan Corporation. There are no family relationships among the foregoing executive officers.

Parts II & III

Part II

Item 5: Market for registrant’s common equity and related stockholder matters

The outstanding shares of JPMorgan Chase’s common stock are listed and traded on the New York Stock Exchange, the London Stock Exchange Limited and the Tokyo Stock Exchange. For the quarterly high and low prices of JPMorgan Chase’s common stock on the New York Stock Exchange for the last two years, see the section entitled “Supplementary information – selected quarterly financial data (unaudited)” on page 111. JPMorgan Chase declared quarterly cash dividends on its common stock in the amount of $0.34 per share for each quarter of 2002 and 2001. The common dividend payout ratio based on reported net income was 171% for 2002, 168% for 2001 and 42% for 2000. At February 28, 2003, there were 126,759 holders of record of JPMorgan Chase’s common stock. For information regarding securities authorized for issuance under the Firm’s employee stock-based compensation plans, see Note 24 on page 96.

Item 6: Selected financial data

For five-year selected financial data, see “Five-year summary of financial highlights (unaudited)” on page 112.

Item 7: Management’s discussion and analysis of financial condition and results of operations

Management’s discussion and analysis of the financial condition and results of operations, entitled “Management’s discussion and analysis,” appears on pages 17 through 69. Such information should be read in conjunction with the Consolidated financial statements and Notes thereto, which appear on pages 71 through 110.

Item 7A: Quantitative and qualitative disclosures about market risk

For information related to market risk, see the “Market risk management” section on pages 58 through 62 and Note 28 on page 101.

Item 8: Financial statements and supplementary data

The consolidated financial statements, together with the notes thereto and the report of PricewaterhouseCoopers LLP dated January 21, 2003 thereon, appear on pages 70 through 110.

Supplementary financial data for each full quarter within the two years ended December 31, 2002 are included on page 111 in the table entitled “Supplementary information – selected quarterly financial data (unaudited).” Also included is a “Glossary of terms’’ on pages 113 and 114.

Item 9: Changes in and disagreements with accountants on accounting and financial disclosure

None.

Part III

Item 10: Directors and executive officers of JPMorgan Chase

See Item 13 on page 13.

Item 11: Executive compensation

See Item 13 on page 13.

Item 12: Security ownership of certain beneficial owners and management and related stockholder matters

For security ownership of certain beneficial owners and management, see Item 13 on page 13. For stockholders’ matters regarding securities authorized for issuance under the Firm’s employee stock-based compensation plans, see Note 24 on page 96.

Item 13: Certain relationships and related transactions

Information related to JPMorgan Chase’s Executive Officers is included on page 11. Pursuant to Instruction G (3) to Form 10-K, the remainder of the information to be provided in Items 10, 11, 12 and 13 of Form 10-K (other than information pursuant to Rule 402 (i), (k) and (l) of Regulation S-K) is incorporated by reference to JPMorgan Chase’s definitive proxy statement for the annual meeting of stockholders, to be held May 20, 2003, which proxy statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of JPMorgan Chase’s 2002 fiscal year.

Item 14: Controls and procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Firm’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in the Firm’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Pages 14-15 not used

Table of contents

Financial:

Management’s discussion and analysis:

17	Overview
18	Results of operations
22	Reconciliation from reported results to operating basis
24	Segment results
40	Risk and Capital management
41	Capital and Liquidity management
45	Credit risk management
58	Market risk management
63	Operational risk management
65	Private equity risk management
65	Critical accounting estimates used by the Firm
68	Accounting and reporting developments
69	Comparison between 2001 and 2000

Audited financial statements:

70	Management’s report on responsibility for financial reporting
70	Report of independent accountants
71	Consolidated financial statements
75	Notes to consolidated financial statements

Supplementary information:

111	Selected quarterly financial data
112	Five-year summary of financial highlights
113	Glossary of terms

This section of the Annual Report provides management’s discussion and analysis (“MD&A”) of the financial condition and results of operations for JPMorgan Chase. See Glossary of terms on pages 113 and 114 for a definition of terms used throughout this Annual Report.

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

Management’s discussion and analysis

J.P. Morgan Chase & Co.

Overview

J.P. Morgan Chase & Co. is a leading global financial services firm with assets of $759 billion and operations in more than 50 countries. The Firm serves more than 30 million consumer customers and the world’s most prominent corporate, institutional and government clients. The Firm’s wholesale businesses are comprised of the Investment Bank, Treasury & Securities Services, Investment Management & Private Banking and JPMorgan Partners. Chase Financial Services is composed of the Firm’s retail and middle market businesses.

Financial performance of JPMorgan Chase

As of or for the year ended December 31,			Over/(under)
(in millions, except per share and ratio data)	2002	2001	2001

Revenue	$29,614	$29,344	1%
Noninterest expense	22,764	23,596	(4)
Provision for credit losses	4,331	3,182	36
Net income	1,663	1,694	(2)
Net income per share — diluted	0.80	0.80	—
Return on average common equity (“ROCE”)	3.9%	3.9%	—	bp

Tier 1 capital ratio	8.2%	8.3%	(10	)bp
Total capital ratio	12.0	11.9	10
Tier 1 leverage ratio	5.1	5.2	(10)

bp- Denotes basis points; 100 bp equals 1%.

J.P. Morgan Chase &Co. (“JPMorgan Chase” or the “Firm”) reported 2002 net income of $1.7 billion, or $0.80 per share, compared with net income of $1.7 billion, or $0.80 per share, in 2001. The results for the year were negatively affected by sluggish capital markets, by concentrated exposures in certain segments of the Firm’s private equity and commercial credit portfolios, by large charges related to litigation and by continuing integration expenses resulting from the merger of J.P. Morgan and Chase. On the positive side, the consumer businesses reported record results, and Treasury & Securities Services (“T&SS”) had a solid year, highlighting the benefits of the Firm’s diversified business model.

As a result of the Firm’s balance of businesses, 2002 total reported revenues of $29.6 billion were up 1% from 2001. The national consumer credit businesses at Chase Financial Services (“CFS”) benefited from the low-interest rate environment, with the mortgage company, in particular, having an exceptional year. T&SS reported modest revenue growth, as strong gains in Treasury Services and Institutional Trust Services offset a decline in Investor Services. At the Investment Bank (“IB”), the slower-than-expected economic recovery and diminished investor confidence led to continued weakness in capital markets activity, which was reflected in lower trading revenue and investment banking fees. Investment Management & Private Banking (“IMPB”) revenues declined as a result of lower global equity valuations and reduced investor activity; assets under supervision declined primarily due to market depreciation and institutional outflows. Deterioration in equity markets adversely affected JPMorgan Partners (“JPMP”); write-offs and write-downs of private holdings and net mark-to-market losses on public securities were not offset by cash gains, as financing and exit opportunities remained constrained.

The Firm’s total reported noninterest expense declined 4% from 2001 and included several large charges in both years. In 2002, the costs associated with merger and restructuring initiatives were $1.2 billion, versus $2.5 billion the previous year. Also in 2002, the Firm recorded a $1.3 billion charge in connection with the settlement of its Enron-related surety litigation and the establishment of a reserve related to certain material litigation, proceedings and investigations and recorded a $0.1 billion charge related to excess real estate. Excluding the impact of these charges in both years, the Firm’s full-year 2002 noninterest expense of $20.2 billion was lower than that of 2001.

In addition, in 2002, the Firm announced several programs aiming to align expense levels with lower revenue prospects. Severance and related costs from these initiatives added $890 million to noninterest expense for the year, approximately 70% of which were in IB. Despite those costs, all business segments reported lower-to-flat noninterest expenses, except CFS, where higher business volumes drove expense growth. IB reduced headcount in line with lower market activity levels. IMPB has reduced its expense run-rate by more than half a billion dollars since the beginning of 2001. In T&SS, tight expense management allowed for investments while keeping expense levels flat with 2001 levels. The Firm’s expenses were further reduced by the adoption in 2002 of SFAS 142, which eliminated the amortization of goodwill.

The provision for credit losses increased 36% from 2001. This was principally attributable to troubled commercial credits in the telecommunications and cable sectors, partially offset by a decrease in the consumer provision.

In addition to analyzing results on a reported basis, management looks at results on an “operating basis” to assess the overall Firm and each of its business segments and to facilitate an estimate of future earnings for the business segments, absent unusual events. JPMorgan Chase’s operating earnings, which exclude merger and restructuring costs and special items, were $3.4 billion, compared with $3.8 billion in 2001. For additional information and a reconciliation between the Firm’s reported and operating results, see pages 22 and 23.

Risk management

Management of credit, market, operational and private equity risk is central to the Firm’s businesses.

Total nonperforming assets rose to $4.8 billion at December 31, 2002, an increase of 22% from year-end 2001, primarily as a result of significant and rapid deterioration in credit quality in the telecommunications, cable and merchant energy sectors. The Firm established a more stringent exposure review process and lower absolute exposure limits for industry and single-name concentrations, including investment-grade obligors.

17	J.P. Morgan Chase & Co./2002 Annual Report

Management’s discussion and analysis

J.P. Morgan Chase & Co.

Market risk parameters across the Firm remained stable, and trading results were within Value-at-risk (“VAR”) limits throughout the year.

The Firm continued to develop its self-assessment, operational risk-event monitoring and internal control processes to enhance its operational risk management discipline.

The Firm created a Policy Review Office to enhance the procedures it uses to examine transactions with clients in terms of appropriateness, ethical issues and reputational risk. The Policy Review Office has intensified the scrutiny of the Firm’s transactions from the client’s point of view, with the goal that these transactions are not used to deceive investors or others.

Finally, the Firm reviewed the level of private equity risk in its portfolio and has decided to reduce, over time, the amount of capital invested in private equity to approximately 10% of the Firm’s common stockholders’ equity, from approximately 20% at December 31, 2002.

Capital and liquidity management

At December 31, 2002, the Firm’s Tier 1 capital ratio was 8.2%, compared with 8.3% at year-end 2001. In the third quarter, the Board of Directors declared its intention to continue the current quarterly dividend of $0.34 per share on the Firm’s common stock, provided that capital ratios remain strong and earnings prospects exceed the current dividend.

Sound liquidity management remains an important factor in maintaining the Firm’s credit ratings. Liquidity management takes into account the need to fund both on- and off-balance sheet liabilities and commitments. It seeks to ensure that the Firm’s obligations will be met even if access to funding is temporarily impaired. Although the Firm’s debt ratings were downgraded one notch this year to AA-/Aa3 at JPMorgan Chase Bank and to A+/A1 at the holding company, the Firm’s funding costs and capital markets businesses were not materially adversely affected.

Corporate governance

The Firm has adopted the New York Stock Exchange proposals relating to corporate governance practices for boards of directors and has posted the board’s practices, as well as charters of the principal board committees, on the Firm’s website, www.jpmorganchase.com. The Firm seeks to be a leader in corporate governance and disclosure practices.

Business outlook

Global economic conditions and activity in financial markets are expected to remain uncertain in 2003. Accordingly, the outlook for the Firm’s investment banking and capital markets activities remains cautious. Earnings improvements in IB are anticipated to be primarily driven in 2003 by lower credit costs in a still challenging — but stabilizing — credit environment and by lower expenses. At CFS, continuation of the current low-interest rate environment should enable the credit-related businesses (mortgage, credit card and auto) to perform well, although it is likely revenues and earnings will be lower than the record set in 2002, which included large net gains on hedging of mortgage servicing rights (“MSRs”).

Expenses for the Firm in 2003 may be slightly higher than in 2002 (excluding from 2002 expenses the impact of the litigation and merger charges). Expensing stock options, higher pension and occupancy costs and increased spending (primarily at CFS) are likely to more than offset the savings anticipated from IB right-sizing initiatives and lower severance costs.

Despite this cautious view for the short term, the Firm remains committed to its diversified business model and believes that it is well positioned to produce higher returns when economic conditions improve and capital markets recover.

Results of operations

This section discusses JPMorgan Chase’s results of operations on a reported basis. The accompanying financial data conforms with U.S. generally accepted accounting principles (“GAAP”). The section should be read in conjunction with the financial statements and footnotes beginning on page 71.

Investment banking fees were 24% lower than last year, reflecting the industry-wide slowdown in corporate M&A activities and new issuance of debt and equity securities. Advisory fees of $756 million were 39% lower than last year, and underwriting fees for debt and equity instruments of $2.0 billion were 15% lower than last year. For a table that breaks out investment banking fees, see Note 4 on page 77, and for a further discussion on these revenues, see the IB results on pages 26—28.

Revenues

Year ended December 31,			Over/(under)
(in millions)	2002	2001	2001

Investment banking fees	$2,763	$3,612	(24)%
Trading revenue	2,594	4,918	(47)
Fees and commissions	10,756	9,481	13
Private equity — realized gains (losses)	(105)	651	NM
Private equity — unrealized gains (losses)	(641)	(1,884)	66
Securities gains	1,563	866	80
Other revenue	1,158	898	29
Net interest income	11,526	10,802	7

Total revenue	$29,614	$29,344	1%

NM-Not meaningful.

The 47% decline in trading revenue was primarily attributable to the challenging market conditions that persisted throughout 2002.

J.P. Morgan Chase & Co./2002 Annual Report	18

Equity markets declined substantially, contributing to lower client activity and revenues, primarily in equity derivatives. Also contributing to lower equity trading results was a shift in the classification of broker-dealer trading revenues, from “trading revenues” in 2001 to “brokerage and investment services fees” in 2002. Beginning in 2001, bid and offer prices on Nasdaq stocks were quoted in dollars and cents, instead of fractions of whole dollars. As a result, in 2002, JPMorgan Chase began to negotiate with its institutional clients commission-based pricing structures that would support the costs of delivering enhanced brokerage services in connection with their Nasdaq trades. Revenues earned from agreed-upon commissions are now recorded as “brokerage and investment services” within Fees and commissions.

Fixed income trading revenues declined 33% from last year, as lower portfolio management results, primarily in interest rate trading, offset an overall increase in client activity.

Trading revenue, on a reported basis, excludes the impact of net interest income related to IB’s trading activities; this income is recorded within Net interest income. However, in assessing the profitability of IB’s trading business, the Firm combines these revenues for segment reporting. For a table that breaks out trading revenues, see Note 3 on page 76, and for a further discussion on these revenues, see the IB results on pages 26–28.

Fees and commissions

Fees and commissions were $10.8 billion in 2002, an increase of 13% from last year, reflecting the following:

•	Mortgage servicing fees were $298 million, compared with a loss of $230 million in 2001, stemming from the favorable impact of Chase Home Finance’s hedging of MSRs. In 2002, hedging gains resulting from wider mortgage swap spreads and a favorable interest rate environment were significantly greater than the offsetting impairment of the MSRs’ value. For a further discussion of these fees, see the Chase Home Finance discussion on page 36.

•	Credit card revenue of $2.9 billion was a record for the Firm. Revenues were 36% above 2001, reflecting the positive impact on servicing fees from the growth in securitized receivables managed by Chase Cardmember Services; average securitized receivables grew by more than $8.5 billion. The increase in credit card revenue also reflected the impact of the Providian acquisition, higher late charges and higher interchange income as a result of increased purchase volume. For a further discussion of credit card business revenues, see page 37.

•	Other lending-related service fees increased 10%, a result of higher standby letter-of-credit fees from new business volumes. Also contributing to the increase were higher auto loan servicing fees, the result of increased securitizations in 2002.

•	Deposit service fees were 10% above 2001. Lower interest rates reduced the value of customers’ compensating deposit balances; consequently, customers paid increased fees for deposit services. Also contributing to the increase were higher cash management fees, primarily at Treasury Services, reflecting growth in payment processing volumes from institutional clients.

These fees and commissions were offset by lower investment management, custody and processing service fees. These fees were down 5% to $3.8 billion in 2002, primarily a result of the lower value of equity-related assets under supervision at IMPB, as well as lower fees earned at T&SS from non-U.S. assets under custody. Both investment management and custody fees were affected by the decline in the value of assets under supervision and assets under custody, respectively, as these fees are generally calculated as a percentage of the total market value of the assets. Also contributing to the lower fees was the market-driven slowdown in securities lending, as well as a decrease in processing service fees for unit investment trusts.

Brokerage and investment services declined slightly, despite the aforementioned reclassification into this line of approximately $100 million of broker-dealer revenues related to Nasdaq transactions. The decline was the result of reduced trading volume and narrower spreads on brokerage transactions.

For a table showing the components of Fees and commissions, see Note 4 on page 77.

Private equity gains (losses)

Aggregate private equity losses (realized and unrealized) totaled $746 million in 2002, reflecting the continuing difficult capital markets environment. The private equity markets offered limited exit opportunities and constrained financing, thereby depressing realized gains. Further, the results in 2002 reflected net mark-to-market losses on public securities, as well as write-downs and write-offs on private holdings, particularly in the telecommunications and technology sectors. For a further discussion of private equity gains (losses), see JPMP results on pages 33–34.

Securities gains

Securities gains of $1.6 billion were up 80% from last year. Of these gains, $1.1 billion was attributable to the Firm’s available-for-sale (“AFS”) investment securities portfolio, which was favorably positioned in a lower interest rate environment. The balance was directly related to the hedging of MSRs that offset impairment charges due to mortgage prepayments. For a further discussion of securities gains, see both the IB and Chase Home Finance discussions on pages 26–28 and 36, respectively.

Other revenue

The increase in Other revenue of $260 million reflected the following:

•	Increased revenues from residential mortgage origination and sales activities, to $671 million in 2002 from $576 million in 2001, were driven by the surge in loan applications and originations. The growth in originations allowed for larger volumes of loan sales and securitizations. For a further discussion of this revenue, see Chase Home Finance on page 36.

19	J.P. Morgan Chase & Co./2002 Annual Report

Management’s discussion and analysis

J.P. Morgan Chase & Co.

•	Unfavorable valuation adjustments were $36 million, compared with $177 million in 2001. The adjustment in 2002 was related to residual positions held after the completion of loan syndications and commercial real estate loan securitizations. These residual positions are recorded at the lower of cost or market value. The higher negative valuation adjustments in 2001 primarily related to loans in the technology and telecommunications sectors.

For a table that breaks out Other revenue, see Note 4 on page 78.

Net interest income

Net interest income (“NII”) rose 7% to $11.5 billion, compared with $10.8 billion in 2001. The primary contributors to the increase were the significant growth in average consumer loans, which were 7% higher than last year, and higher trading-related NII. These were offset by a decline in commercial loans and the narrowing of spreads in the deposit businesses.

Average consumer loan volume grew, benefiting from low interest rates, as well as the acquisition in February 2002 of the Providian Master Trust, including $7.9 billion of credit card receivables and related relationships. Total average credit card receivables rose 11% to $21.6 billion; of this amount $4.8 billion related to Providian. NII at Chase Home Finance increased due to higher average available-for-sale mortgage loans, higher spreads and lower asset funding costs.

NII related to commercial loans declined, the result of lower outstanding volumes. At the same time, spreads narrowed, reflecting the reduction in interest rates. Also contributing to the decline was the higher level of nonperforming loans. Nonperforming commercial loans rose 84% to $3.7 billion. For a further discussion of nonperforming loans in the commercial portfolio, see page 47.

A portion of the Firm’s NII relates to trading-related assets. In 2002, this component was $1.9 billion, compared with $1.4 billion in the prior year. The increase was attributable to the change in the composition of trading assets and improved spreads.

On an aggregate basis, the Firm’s total average interest-earning assets for 2002 were $555 billion, compared with $547 billion last year. The net interest spread on these assets, on a fully taxable-equivalent basis, was 2.09% in 2002, 10 basis points higher than last year.

Expenses

Year ended December 31,			Over/(under)
(in millions)	2002	2001	2001

Compensation expense	$10,983	$11,844	(7)%
Occupancy expense	1,606	1,348	19
Technology and communications expense	2,554	2,631	(3)
Amortization of intangibles	323	729	(56)
Other expense	4,788	4,521	6
Surety settlement and litigation reserve	1,300	—	NM
Merger and restructuring costs	1,210	2,523	(52)

Total noninterest expense	$22,764	$23,596	(4)%

NM- Not meaningful.

Compensation expense

Compensation expense in 2002 was $11.0 billion, 7% lower than last year, and included severance costs of $746 million associated with expense initiatives undertaken during the year. In 2001, severance related to the merger of J.P. Morgan and Chase and other previously announced restructuring programs was recorded within Merger and restructuring costs. The decline reflected reductions in staffing levels, as well as lower incentives reflecting the lower level of earnings. The amounts accrued for incentives are subject to management’s discretion and to calculations that correlate incentives with income before incentives.

Expense-management programs had a significant impact in IB and, to a lesser extent, IMPB, the two business segments whose revenues were most negatively affected by the downturn in the economy. As a result, these two segments reduced the number of employees in their businesses. Also contributing to the decline in expenses was the reversal of previously accrued expenses of $120 million related to forfeitable stock-based compensation awards issued under employee benefit plans. The awards contained stock price targets that were deemed unlikely to be attained within the timeframes specified under the terms of the awards.

The decline in compensation expense was partially offset by the hiring of new employees at expanding business segments, primarily CFS and T&SS.

The total number of full-time equivalent employees at December 31, 2002, was 94,335, compared with 95,812 at the prior year-end. Although overall levels remained relatively stable, headcount in IB and IMPB was reduced by approximately 3,100 full-time equivalent employees, whereas in CFS headcount increased by more than 2,400.

The Firm reviews the actuarial assumptions for its pension and other postretirement benefit plans on an annual basis. To reflect the decline in market interest rates during 2002, the year-end discount rate for the Firm’s U.S. plans was set at 6.50%, a 75-basis point decline from the prior year. Additionally, considering the current mix of plan assets, the year-end assumed long-term rate of return was adjusted downward to 8.00% for both U.S. pension plan assets and other postretirement benefit plan assets, from 9.25% and 9.00%, respectively. The assumed long-term rate of return is a blended average of the Firm’s investment advisor’s projected long-term (10 years or more) returns for various asset classes. The impact of these changes is expected to increase 2003 U.S. pension and other postretirement benefit expenses by approximately $60 million. Additionally, the adverse effect of losses on U.S. plan assets is expected to further increase U.S. pension and other postretirement benefit expenses by approximately $70 million. In 2002, these expenses included curtailment charges and special termination benefits totaling $64 million resulting from management-initiated and outsourcing-related employee terminations. Actuarial assumptions for the Firm’s various non-U.S. plans also were adjusted to reflect local market conditions. The impact of these changes on non-

J.P. Morgan Chase & Co./2002 Annual Report	20

U.S. pension and other postretirement benefit expenses is not expected to be material. For further information on postretirement employee benefit plans, see Note 23 on pages 94–96.

Occupancy expense

Occupancy expense rose 19% from last year, partly the result of a $98 million charge in the third quarter of 2002 to cover the costs of exiting excess vacant premises on the West Coast of the United States, principally in the San Francisco area. Also contributing to the increase was the leasing of additional space in New Jersey and in midtown Manhattan, partly necessitated by the relocation of certain functions at the beginning of the year from a previously-owned building in downtown Manhattan. The Firm expects 2003 occupancy costs to increase by approximately $150 million due to the move to midtown Manhattan, extra safety measures and higher anticipated real estate taxes in New York.

Technology and communications expense

The decline in Technology and communications expense was primarily attributable to an initiative to rationalize and reshape the Firm’s technology infrastructure. This initiative resulted in reduced spending for software, equipment and workstations. Additionally, the technology sourcing process was streamlined in favor of a select list of preferred vendors, resulting in additional expense reductions. The impact of these initiatives was partially offset by the higher amortization of capitalized software, as well as expenditures to enhance the telecommunications network.

Amortization of intangibles

Amortization of intangibles declined 56% from 2001. The decline primarily reflected the implementation of SFAS 142, which now requires a periodic review of goodwill for impairment rather than the amortization of goodwill, as was the case last year. This was partly offset by the impact of the acquisition of the Providian Master Trust’s credit card relationship intangibles. In 2002, there were no impairments recognized on goodwill recorded the Consolidated balance sheet. For a discussion on the impact of SFAS 142 on the Firm’s amortization of intangibles expense and the expected level of expense for 2003, see Note 14 on page 89.

Other expense

Other expense increased 6% in 2002 compared with 2001 as a result of the following (for the table showing the components within Other expense, see Note 6 on page 79):

•	Professional services expense increased $164 million from 2001, primarily as a result of legal fees. Also contributing to the increase was the hiring of professionals who assisted in the collection of credit card accounts and fees paid by IB for sub-advisor services for a fund in Europe. These incremental expense items were partly offset by lower systems consultant costs.

•	Higher outside services expense of $106 million was driven by the costs of servicing the Providian credit card portfolio and processing higher mortgage servicing volume. During a transition period, from the acquisition in February until August 2002, Providian Financial Corp. provided servicing for the portfolio.

•	Higher marketing expense of $88 million principally stemmed from direct-marketing campaigns for credit cards.

These expense increases were partially offset by lower travel and entertainment expense of $42 million.

Surety settlement and litigation reserve

The $1.3 billion charge in 2002 reflected the settlement of the Enron-related surety litigation and the establishment of a litigation reserve. On January 2, 2003, the Firm announced it had settled its dispute with 11 insurance companies that had issued surety bonds that guaranteed obligations of Enron Corp. (“Enron”) under prepaid commodity forward contracts. The Firm settled for 60% of the principal amount of the bonds and received a cash payment of $502 million and $75 million of unsecured claims. In connection with this agreement — and one additional, ongoing lawsuit related to a prepaid contract backed by a letter of credit — the Firm took a pre-tax charge of $400 million (approximately $260 million after-tax). The Firm also established a $900 million reserve (approximately $600 million after-tax) related to litigation and regulatory matters involving Enron, as well as other material legal actions, proceedings and investigations in which it is involved.

Merger and restructuring costs

During 2002, the Firm incurred merger and restructuring costs of $1.2 billion, a 52% decline from 2001. Refer to the discussion of compensation expense on page 20 for a description of other severance costs incurred in 2002 and to Note 6 on page 78.

Provision for credit losses

The Provision for credit losses increased $1.1 billion or 36% from the prior year, primarily reflecting higher charge-offs of loans and lending-related commitments in the telecommunications and cable sectors. The consumer provision decreased 21% from last year reflecting growth in credit card securitizations, partially offset by the impact of the Providian acquisition. In 2002, the Firm increased the allowance for credit losses by $443 million (by making provisions in excess of net charge-offs), compared with an $850 million increase in the allowance last year. For further information on the Provision for credit losses, see page 56.

Income tax expense

JPMorgan Chase recognized income tax expense of $856 million in 2002, compared with $847 million in 2001. The effective tax rate was 34% in 2002, versus 33% last year. The increase in the effective tax rate was principally attributable to the level of income in certain state and local tax jurisdictions in 2002. For a further discussion of income taxes, see Note 22 on pages 93 and 94.

21	J.P. Morgan Chase & Co./2002 Annual Report

Management’s discussion and analysis

J.P. Morgan Chase & Co.

Reconciliation from reported results to operating basis

The Firm prepares its financial statements using U.S. generally accepted accounting principles (“GAAP”). The financial statements prepared in accordance with GAAP appear on pages 71–74 of this Annual Report. That presentation, which is referred to as “reported basis,” provides the reader with an understanding of the Firm’s results that can be consistently tracked from year to year and enables a comparison of the Firm’s performance with other companies’ GAAP financial statements.

In addition to analyzing the Firm’s results on a reported basis, management looks at results on an “operating basis” to assess each of its businesses and to measure overall Firm results against targeted goals. The definition of operating basis starts with the reported GAAP results and then excludes the impact of merger and restructuring costs, credit card securitizations, the amortization of goodwill and special items (which management defined during 2002 as significant nonrecurring gains or losses of $75 million or more). Both restructuring charges and special items are viewed by management as transactions that are not part of the Firm’s normal daily business operations or are unusual in nature and therefore are not indicative of trends.

The following summary table provides a reconciliation between the Firm’s reported and operating results:

	2002					2001

Year ended December 31,	Reported	Credit	Special		Operating	Reported	Credit	Special	Amortization		Operating
(in millions, except per share data)	results (a)	card (b)	items (c)	Reclasses	basis	results (a)	card (b)	items (c)	of goodwill (d)	Reclasses	basis

Consolidated income statement
Revenue:
Investment banking fees	$2,763	$—	$—	$—	$2,763	$3,612	$—	$—	$—	$—	$3,612
Trading revenue (e)	2,594	—	—	1,880	4,474	4,918	—	—	—	1,361	6,279
Fees and commissions	10,756	(698)	—	—	10,058	9,481	(340)	—	—	—	9,141
Private equity — gains (losses)	(746)	—	—	—	(746)	(1,233)	—	—	—	—	(1,233)
Securities gains	1,563	—	—	—	1,563	866	—	—	—	—	866
Other revenue	1,158	(36)	—	—	1,122	898	(17)	—	—	—	881
Net interest income (e)	11,526	2,173	—	(1,880)	11,819	10,802	1,405	—	—	(1,361)	10,846

Total revenue	29,614	1,439	—	—	31,053	29,344	1,048	—	—	—	30,392

Noninterest expense:
Compensation expense (f)	10,983	—	—	(746)	10,237	11,844	—	—	—	—	11,844
Noncompensation expense(f)(g)	10,571	—	(1,398)	(144)	9,029	9,229	—	—	(585)	—	8,644
Merger and restructuring costs	1,210	—	(1,210)	—	—	2,523	—	(2,523)	—	—	—
Severance and related costs(f)	—	—	—	890	890	—	—	—	—	—	—

Total noninterest expense	22,764	—	(2,608)	—	20,156	23,596	—	(2,523)	(585)	—	20,488
Operating margin	6,850	1,439	2,608	—	10,897	5,748	1,048	2,523	585	—	9,904
Credit costs	4,331	1,439	—	—	5,770	3,182	1,048	—	—	—	4,230

Income before income tax expense and effect of accounting change	2,519	—	2,608	—	5,127	2,566	—	2,523	585	—	5,674
Income tax expense	856	—	887	—	1,743	847	—	833	192	—	1,872

Income before effect of accounting change	1,663	—	1,721	—	3,384	1,719	—	1,690	393	—	3,802
Net effect of change in accounting principle	—	—	—	—	—	(25)	—	25	—	—	—

Net income	$1,663	$—	$1,721	$—	$3,384	$1,694	$—	$1,715	$393	$—	$3,802

Earnings per share — diluted	$0.80	$—	$0.86	$—	$1.66	$0.80	$—	$0.86	$0.19	$—	$1.85

(a)	Represents condensed results as reported in JPMorgan Chase’s financial statements.
(b)	Represents the impact of credit card securitizations. For securitized receivables, amounts that normally would be reported as net interest income and as provisions for credit losses are reported as noninterest revenue.
(c)	Includes merger and restructuring costs and special items. For a description of special items, see Glossary of terms on page 114.
(d)	Prior-period operating earnings for 2001 have been adjusted by adding back goodwill amortization to report results on a basis comparable with 2002. For further explanations, see page 23.
(e)	On an operating basis, JPMorgan Chase reclassifies trading-related net interest income from Net interest income to Trading revenue.
(f)	The Compensation and Noncompensation expense categories include severance and other related costs associated with expense containment programs implemented in 2002. For purposes of reviewing results on an operating basis, these costs have been reclassified to a separate line.
(g)	Includes Occupancy expense, Technology and communications expense, Amortization of intangibles, Other expense and Surety settlement and litigation reserve.

J.P. Morgan Chase & Co./2002 Annual Report	22

As previously mentioned, operating results exclude the impact of credit card securitizations. JPMorgan Chase periodically securitizes a portion of its credit card portfolio by selling a pool of credit card receivables to a trust, which issues securities to investors. When credit card receivables are securitized, the Firm ceases to accrue the related interest and credit costs; instead, the Firm receives fee revenue for continuing to service those receivables and additional revenue from any interest and fees on the receivables in excess of the interest paid to investors, net of credit losses and servicing fees. As a result, securitization does not change JPMorgan Chase’s reported or operating net income; however, it does affect the classification of items in the Consolidated statement of income.

The Firm also reports credit costs on a “managed” or “operating” basis. Credit costs on an operating basis are composed of the Provision for credit losses in the Consolidated statement of income (which includes a provision for credit card receivables on the Consolidated balance sheet) as well as the credit costs associated with securitized credit card loans. As the holder of the residual interest in the securitization trust, the Firm bears its share of the credit costs for securitized loans. In the Firm’s GAAP financial statements, credit costs associated with securitized credit card loans reduce the noninterest income remitted to the Firm from the trust. This income is reported in Credit card revenue in Fees and commissions over the life of the securitization.

Commencing January 1, 2002, the Firm adopted SFAS 142 and, accordingly, ceased amortizing goodwill. There was no impairment of goodwill upon adoption of SFAS 142. Prior-period operating earnings have been adjusted by adding back amortization of goodwill to report results on a basis comparable with 2002.

The following table provides a reconciliation of earnings per share (“EPS”) based on the Firm’s reported net income to EPS calculated on an operating basis.

Year ended December 31,			Over/(under)
(per share data)	2002	2001	2001

Net income	$0.80	$0.80	—%
Amortization of goodwill (net of taxes)	—	0.19	NM
Special items (net of taxes):
Merger and restructuring costs	0.40	0.85	(53)
Real estate charge	0.03	—	NM
Surety settlement and litigation reserve	0.43	—	NM
Net effect of change in accounting principle	—	0.01	NM

Operating earnings	$1.66	$1.85	(10)%

NM-Not meaningful.

For a five-year trend of the Firm’s results on an operating basis, see page 112. All years are calculated on a basis using the same definition for operating results.

23	J.P. Morgan Chase & Co./2002 Annual Report

Management’s discussion and analysis

J.P. Morgan Chase & Co.

Segment results

The wholesale businesses of JPMorgan Chase are known globally as “JPMorgan” and are comprised of the Investment Bank, Treasury & Securities Services, Investment Management & Private Banking and JPMorgan Partners. The retail and middle market businesses are known as “Chase” and make up Chase Financial Services.

JPMorgan Chase’s segment results reflect the manner in which financial information is currently evaluated by the Firm’s management. The Firm allocates equity to its business units utilizing a risk-adjusted methodology, which quantifies credit, market and operational risks within each business and, for JPMP, private equity risk. For a discussion of those risks, see the Risk management section on pages 45-65. The Firm allocates additional equity to its businesses incorporating an “asset capital tax” on managed assets and some off-balance sheet instruments. In addition, businesses are allocated equity equal to 100% of goodwill and 50% for certain other intangibles generated through acquisitions. The Firm estimates the portfolio effect on required economic capital based on correlations of risk across risk categories. This estimated diversification benefit is not allocated to the business segments.

The Firm uses the shareholder value added (“SVA”) framework to measure performance of its business segments. To derive SVA for its business segments, the Firm applies a 12% (after-tax) cost of equity to each segment, except JPMP; this business is charged a 15% (after-tax) cost of equity. The capital elements and resultant capital charges provide the businesses with the financial framework to evaluate the trade-off between the use of capital by each business unit versus its return to shareholders. Capital charges are an integral part of the SVA measurement for each business. Under the Firm’s economic capital model, economic capital is overallocated to

Segment results

Operating basis

				Treasury &			Investment Management
	Investment Bank			Securities Services			& Private Banking

Year ended December 31,		Over/(under)			Over/(under)			Over/(under)
(in millions, except ratios)	2002	2001(b)		2002	2001(b)		2002	2001(b)

Operating revenue	$12,399	(15)%		$4,046		2%	$2,868		(11)%
Operating expense	7,978	(9)		3,001		—	2,336		(9)
Operating margin	4,421	(25)		1,045		8	532		(19)
Credit costs	2,392	108		1		(86)	85		143
Operating earnings (losses)	1,365	(53)		677		7	384		(20)
Average common equity	18,323	(3)		2,998		1	6,115		(3)
Average managed assets	494,958	(3)		18,018		(4)	35,729		(3)
Shareholder value added	(853)	NM		313		15	(357)		(26)
ROCE	7%	(800	)bp	23%	200	bp	6%	(200	)bp
Overhead ratio	64	400		74		(200)	81		100

(a)	Includes support units and the effects remaining at the corporate level after the application of management accounting policies.
(b)	Prior period amounts have been adjusted to conform with current methodologies.
bp-       Denotes basis points; 100 bp equals 1%.

NM-      Not meaningful.

J.P. Morgan Chase & Co./2002 Annual Report	24

the business segments, as compared with the Firm’s total common stockholders’ equity. The revenue and SVA impact of the overallocation is reported in Support Units and Corporate. (See Glossary of terms on page 114 for a definition of SVA and page 39 for more details).

In allocating the allowance (and provision) for credit losses, each business is responsible for its credit costs, including actual net charge-offs and changes in the specific and expected components of the allowance. The residual component of the allowance, available for losses in any business segment, is maintained at the corporate level. Management views the residual component as necessary to address uncertainties at December 31, 2002, primarily in the commercial portfolio.

The segment results also reflect revenue- and expense-sharing agreements between certain lines of business. In 2002, agreements between Treasury Services and Middle Market were revised, and prior periods have been restated to conform to the current presentation. Revenues and expenses attributed to their shared activities are recognized in each line of business, and the double counting is eliminated at each of the segments (e.g., Treasury & Securities Services and Chase Financial Services). These arrangements promote cross-selling and management of shared client expenses. They also ensure that the contributions of both businesses are fully recognized.

Prior-period segment results have been adjusted to reflect alignment of management accounting policies or changes in organizational structure among businesses. Restatements of segment results may occur in the future.

See Note 33 for further information about JPMorgan Chase’s five business segments.

Contribution of businesses — Operating revenue (in millions)				Contribution of businesses — Operating earnings (losses) (in millions)
			%				%
	2001	2002	Change		2001	2002	Change

Investment Bank	$14,671	$12,399	(15)%	Investment Bank	$2,918	$1,365	(53)%

Treasury & Securities Services	$3,978	$4,046	2%	Treasury & Securities Services	$632	$677	7%

Investment Management & Private Banking	$3,226	$2,868	(11)%	Investment Management & Private Banking	$479	$384	(20)%

JPMorgan Partners	$(1,470)	$(954)	35%	JPMorgan Partners	$(1,116)	$(789)	29%

Chase Financial Services	$10,951	$13,541	24%	Chase Financial Services	$1,538	$2,490	62%

Segment results (continued)

Operating basis

			Chase
	JPMorgan Partners		Financial Services			JPMorgan Chase (a)

Year ended December 31,		Over/(under)		Over/(under)			Over/(under)
(in millions, except ratios)	2002	2001(b)	2002	2001(b)		2002	2001(b)

Operating revenue	$(954)	35%	$13,541		24%	$31,053		2%
Operating expense	298	2	6,421		14	20,156		(2)
Operating margin	(1,252)	29	7,120		33	10,897		10
Credit costs	—	—	3,159		10	5,770		36
Operating earnings (losses)	(789)	29	2,490		62	3,384		(11)
Average common equity	5,454	(16)	10,293		13	41,368		—
Average managed assets	10,210	(16)	179,404		10	759,876		1
Shareholder value added	(1,614)	23	1,242		189	(1,631)		(31)
ROCE	NM	NM	24%	700	bp	8%	(100	)bp
Overhead ratio	NM	NM	47		(400)	65		(200)

25	J.P. Morgan Chase & Co./2002 Annual Report

Management’s discussion and analysis

J.P. Morgan Chase & Co.

Investment Bank

JPMorgan Chase is one of the world’s leading investment banks, as evidenced by the breadth of its client relationships and product capabilities. At the center of the Investment Bank’s franchise are extensive relationships with corporations, financial institutions, governments and institutional investors worldwide. The Firm provides a full range of investment banking and commercial banking products and services, including advising on corporate strategy and structure, capital raising in equity and debt markets, sophisticated risk management and market-making in cash securities and derivative instruments in all major capital markets. The Firm also commits its own capital to proprietary investing and trading activities to capture market opportunities.

Selected financial data

Year ended December 31,
(in millions, except ratios			Over/(under)
and employees)	2002	2001	2001

Operating revenue	$12,399	$14,671		(15)%
Operating expense:
Compensation expense	3,952	5,286		(25)
Noncompensation expense	3,439	3,496		(2)
Severance and related costs	587	—	NM

Total operating expense	7,978	8,782		(9)
Operating margin	4,421	5,889		(25)
Credit costs	2,392	1,148		108
Operating earnings	$1,365	$2,918		(53)%

Average common equity	$18,323	$18,964		(3)%
Average assets	494,958	510,282		(3)
Shareholder value added	(853)	615	NM
ROCE	7%	15%	(800	)bp
Overhead ratio	64	60		400
Overhead ratio (excluding severance and related costs)	60	60		—
Compensation as % of revenue (excluding severance and related costs)	32	36		(400)
Full-time equivalent employees	14,837	17,619		(16)%

bp- Denotes basis points; 100 bp equals 1%.

NM-Not meaningful.

Financial results overview

Performance at the Investment Bank (“IB”) is influenced by numerous factors, including global economic conditions and their impact on capital markets and IB’s clients. Changes in market share, risks and expenses can also impact financial performance. The year 2002 presented a challenging economic and credit environment for investment banking. In response, IB increased its focus on the management of credit and market risks, as well as the management of staffing and expense levels. While the outlook for 2003 remains uncertain, IB believes it is well positioned to improve results as economic conditions and the capital markets recover.

Reflecting the difficult market environment in 2002, IB’s operating margin declined 25% from last year. Operating revenue declined 15%, driven by a reduction in capital markets and lending revenue and in investment banking fees. This was partially offset by a 9% decline in operating expenses. Credit costs rose to $2.4 billion in 2002. The lower operating margin together with higher credit costs resulted in operating earnings of $1.4 billion, a decline of 53% from 2001.

Operating revenue: (in millions)		Operating earnings: (in millions, except ratios)
				ROCE

2000	$15,692	2000	$3,522	19%
2001	$14,671	2001	$2,918	15%
2002	$12,399	2002	$1,365	7%

Operating revenue of $12.4 billion consisted of investment banking fees for advisory and underwriting services; capital markets revenue related to market-making, trading and investing, and corporate lending activities.

Investment banking fees were 25% lower than last year. Advisory revenues declined 40%, reflecting lower global announced M&A volumes. Underwriting and other fees declined 17%, reflecting lower levels of debt underwriting following record levels in 2001 and lower loan syndications. Equity underwriting revenues were down from last year, reflecting decreased market volumes, partially offset by increased market share.

The Firm maintained its No. 2 ranking in underwriting U.S. investment-grade bonds and its No. 1 ranking in global loan syndications. It also improved its ranking and market share in U.S. equity and equity-related underwriting. In addition, the Firm finished the year ranked No. 5 in global announced M&A.

IB’s Capital markets and lending activities are comprised of four primary areas:

J.P. Morgan Chase & Co./2002 Annual Report	26

Market shares and rankings (a)

	2002		2001

December 31,	Market share	Ranking	Market share	Ranking

* Global syndicated loans	23%	#1	27%	#1
* U.S. investment-grade bonds	16	#2	14	#2
* Euro-denominated corporate international bonds	6	#4	7	#3
* Global equity & equity-related	5	#8	4	#9
* U.S. equity & equity-related (b)	6	#6	4	#8
* Global announced M&A	15	#5	22	#4

(a)	Derived from Thomson Financial Securities Data. Global announced M&A based on rank value; all others based on proceeds, with full credit to each book manager/equal if joint. Because of joint assignments, market share of all participants will add up to more than 100%.
(b)	U.S. equity and equity-related adjusted to reflect all equity issuances in the U.S. market for both U.S. and non-U.S. issuers.

Fixed income includes revenues from market-making activities and from portfolio management and proprietary risk-taking activities across the complete range of global fixed income markets (including government and corporate debt, foreign exchange, interest rate and commodities markets).

Treasury activities include managing the Firm’s overall interest rate exposure and investment securities activities. Assets, liabilities and capital are transfer-priced to Global Treasury to reduce the sensitivity of business segment results to changes in interest rates. Global Treasury’s activities complement, and offer a strategic balance and diversification benefit to, the Firm’s trading activities.

Credit portfolio revenues include net interest income, credit-related fees and loan sale activity for the Investment Bank’s commercial credit portfolio. Additionally, Credit portfolio revenues reflect changes in the Credit Valuation Adjustment (“CVA”), which is the component of the fair value of a derivative that reflects the credit quality of the counterparty (see page 51 of Credit risk for a further discussion of the CVA). Credit portfolio revenues also include the results of single-name and portfolio hedging activity used to manage the credit exposures arising from the Firm’s lending and derivative activities. (See pages 50–53 of Credit risk for a further discussion on credit derivatives). Credit portfolio revenues also reflect any market gains or losses related to assets received as part of a loan restructuring.

Equities includes revenues from market-making activities, including portfolio management and proprietary risk-taking in cash instruments and derivatives, across the complete range of global equity markets.

IB evaluates its capital markets and lending activities by considering all revenues related to these activities. These revenues include trading, fees and commissions, securities gains and related net interest income and other revenues. In addition, these activities are managed on a total-return revenue basis. This represents total operating revenues plus the unrealized gains or losses on third-party or internally transfer-priced assets and liabilities in fixed income and treasury activities, which are not accounted for on a mark-to-market basis through earnings.

			Over/(under)
Year ended December 31,	2002	2001	2001

Business revenue:
Investment banking fees
Advisory	$743	$1,248	(40)%
Underwriting and other fees	1,953	2,343	(17)

Total	$2,696	$3,591	(25)%

Capital markets and lending
Fixed income	$5,417	$6,215	(13)%
Treasury	1,839	1,521	21
Credit portfolio	1,443	1,092	32
Equities	1,004	2,252	(55)

Total	$9,703	$11,080	(12)%

Operating revenue	$12,399	$14,671	(15)%

Capital markets and lending total return revenue
Fixed income	$5,394	$6,301	(14)%
Treasury	1,514	950	59
Credit portfolio	1,443	1,092	32
Equities	1,004	2,252	(55)

Total	$9,355	$10,595	(12)%

Capital markets and lending total-return revenues were $9.4 billion, down 12% from 2001. Fixed income total-return revenues of $5.4 billion decreased 14% from 2001, driven by lower portfolio management results related to market-making activities and lower results within proprietary risk-taking activities, which offset higher client trading activities. Offsetting the total-return revenue decline was the performance of Global Treasury, which produced strong returns in fixed income markets. Global Treasury’s total-return revenues of $1.5 billion were up 59% from last year. Credit portfolio revenues were $1.4 billion, up 32% from 2001; losses related to exposure to Enron and Argentina depressed 2001 results. The 55% decline in Equities from 2001 to $1.0 billion was attributable to lower portfolio management results in equity derivatives and lower client revenues. On an operating revenue basis, Capital Markets revenues of $9.7 billion in 2002 were 12% below 2001.

2002 Selected industry awards

•	Derivatives house of the year — Risk Magazine

•	Interest rate derivatives house of the year — Risk Magazine

•	Credit derivatives house of the year — Risk Magazine

•	Structured finance house of the year — The Banker

•	World’s best debt house — Euromoney

27	J.P. Morgan Chase & Co./2002 Annual Report

Management’s discussion and analysis

J.P. Morgan Chase & Co.

Dimensions of 2002 revenue diversification — By business revenues:

Equity capital markets	8%

Advisory	6%

Fixed income capital markets	44%

Credit portfolio	11%

Treasury	15%

Underwriting fees	16%

Dimensions of 2002 revenue diversification — By client segment:

Media and telecommunications	15%

General industries	35%

Financial institutions	50%

Dimensions of 2002 revenue diversification — By geographic region:

Asia/Pacific	10%

Europe/Middle East and Africa	27%

North America	59%

Latin America	4%

Operating expense declined 9% from 2001 and included $587 million of severance and related costs associated with expense-management initiatives. Excluding these costs, expenses would have been down 16%, with compensation costs down 25% and noncompensation costs down 2% from 2001. The decline in compensation costs reflected lower incentive compensation, as well as the impact of lower staffing levels. Lower noncompensation costs reflected declines in travel and entertainment costs and lower technology and communications costs, partially offset by higher legal costs. Including the severance and related costs, the overhead ratio for 2002 was 64%, compared with 60% in 2001. Excluding the severance and related costs, the overhead ratio was 60% in 2002.

In October 2002, IB completed a review of all major businesses. The analysis underscored the value of the Firm’s integrated business model, the breadth of its product offerings and the strength of the client franchise. To improve financial performance under current market conditions, IB announced a series of initiatives intended to improve efficiency as well as enable selective strategic investment. These initiatives, which began in the fourth quarter of 2002, are expected to generate approximately $700 million of savings and result in a reduction in staffing levels of more than 2,000, as well as a reduction in consultants employed by the Firm. Severance and other costs related to these initiatives are estimated at approximately $450 million, with $293 million recorded in the fourth quarter of 2002 and the remaining costs to be recognized in 2003. Another $294 million of severance and related costs recorded in 2002 related to initiatives announced earlier in the year. In a revenue environment similar to 2002, and with credit costs substantially lower than in 2002, these initiatives would enable the Investment Bank to target a return on equity of 12% in 2003.

Credit costs increased 108%, reflecting significantly higher charge-offs, primarily in the telecommunications and cable sectors, and provisions in excess of charge-offs. For a further discussion, see Credit Risk Management on pages 45–57.

J.P. Morgan Chase & Co./2002 Annual Report	28

Treasury & Securities Services

Treasury & Securities Services, a global leader in transaction processing and information services to wholesale clients, is composed of three businesses. Institutional Trust Services provides a range of fiduciary services to debt and equity issuers and broker-dealers, from traditional trustee and paying-agent functions to global securities clearance. Investor Services provides securities custody and related functions, such as securities lending, investment analytics and reporting, to mutual funds, investment managers, pension funds, insurance companies and banks worldwide. Treasury Services provides treasury and cash management, as well as payment, liquidity management and trade finance services, to a diversified global client base of corporations, financial institutions and governments.

Selected financial data

Year ended December 31,
(in millions, except ratios			Over/(under)
and employees)	2002	2001	2001

Operating revenue	$4,046	$3,978		2%
Operating expense	3,001	3,006		—

Operating margin	1,045	972		8
Credit costs	1	7		(86)
Operating earnings	$677	$632		7%

Average common equity	$2,998	$2,958		1%
Average assets	18,018	18,794		(4)
Shareholder value added	313	272		15
ROCE	23%	21%	200	bp
Overhead ratio	74	76		(200)
Assets under custody (in billions)	$6,336	$6,264		1%
Full-time equivalent employees	14,416	14,367		—

bp- Denotes basis points; 100 bp equals 1%.

Financial results overview

Treasury & Securities Services (“T&SS”) operating earnings increased 7% over 2001 and delivered a return on equity of 23%. Expense discipline mitigated a weak revenue environment. Revenue growth of 2% was limited by weakness in the economy and financial markets.

Operating revenue increase of 2% was driven by growth at Institutional Trust Services (“ITS”) of 14%. Growth came mainly from new business volumes in global securities clearance and securitization services. Acquisitions also provided growth, most notably Systems & Services Technologies, Inc., a third-party and backup servicer specializing in subprime auto receivables, which generated $40 million of new revenue in 2002. Revenue at Treasury Services rose 5% on higher revenues associated with middle market customers, increased volumes, new product initiatives and higher balance deficiency fees. Revenue at Investor Services contracted 9% as the value of assets held in custody and, consequently, fees declined. Foreign exchange revenue dropped, along with securities lending activity due to reduced market activity. Also contributing to the decline were higher deposit balances in 2001 following the events of September 11, as clients looked to depository institutions to hold cash funds. Across all business units, low interest rates have reduced earnings from the value of deposits linked to transaction processing. T&SS results for 2002 included a pre-tax gain of $50 million on the sale of the Firm’s interest in Centrale de Livraison de Valeurs Mobilieres (“CEDEL”), an overseas securities clearing firm.

Operating revenue: (in millions)		Operating earnings: (in millions, except ratios)
				ROCE

2000	$3,930	2000	$671	23%
2001	$3,978	2001	$632	21%
2002	$4,046	2002	$677	23%

29	J.P. Morgan Chase & Co./2002 Annual Report

Management’s discussion and analysis

J.P. Morgan Chase & Co.

Dimensions of 2002 revenue diversification — By business revenues:

Institutional Trust Services	22%

Investor Services	38%

Other	1%

Treasury Services	39%

Dimensions of 2002 revenue diversification — By client segment (a):

Non-bank financial institutions	48%

Banks	12%

Large corporates	24%

Middle market	11%

Public sector/Governments	5%

(a)	Represents relationships as a percentage of revenues

Dimensions of 2002 revenue diversification — By geographic region:

Europe, Middle East & Africa	25%

Asia	8%

The Americas (b)	67%

(b)	Includes North America, Latin America and the Caribbean

Operating expense was virtually flat to 2001, despite higher expenses related to acquisitions. During 2002, T&SS achieved expense reductions through productivity and quality initiatives, including Six Sigma and selected staff reductions. In addition, Investor Services restructured its expense base in response to the weak revenue environment. Despite low revenue growth, the overhead ratio for T&SS was 74%, compared with 76% in 2001.

League Table #1 Rankings

•	U.S. dollar clearing and commercial payments

•	U.S. corporate debt trusteeship

•	Securities lending

•	CHIPS, Fedwire, ACH origination

•	U.S. commercial paper issuing and paying agent

•	American depositary receipts

•	U.S. provider of non-indigenous Euro clearing services

J.P. Morgan Chase & Co./2002 Annual Report	30

Investment Management & Private Banking

JPMorgan Fleming Asset Management provides investment management services to private- and public-sector institutional investors, high net worth individuals and retail customers across asset classes and global markets. JPMorgan Private Bank provides personalized advice and solutions to wealthy individuals and families. Assets under supervision (“AUS”) totaled $636 billion.

Selected financial data

Year ended December 31,
(in millions, except ratios			Over/(under)
and employees)	2002	2001	2001

Operating revenue	$2,868	$3,226		(11)%
Operating expense	2,336	2,570		(9)
Credit costs	85	35		143

Pre-tax margin	447	621		(28)
Operating earnings	$384	$479		(20)%

Average common equity	$6,115	$6,275		(3)%
Average assets	35,729	36,896		(3)
Shareholder value added	(357)	(284)		(26)
ROCE	6%	8%	(200	)bp
Tangible ROCE	20	23		(300)
Overhead ratio	81	80		100
Pre-tax margin ratio(a)	16	19		(300)
Full-time equivalent employees	7,793	8,162		(5)%

(a)	Measures the percentage of operating earnings before taxes to total operating revenue.
bp- Denotes basis points; 100 bp equals 1%.

Financial results overview

Investment Management & Private Banking (“IMPB”) operating earnings are influenced by numerous factors, including global economic conditions, equity and fixed income asset valuations, investor activity levels and investment performance. Global economic conditions remained weak in 2002. In addition, poor investor sentiment driven by the uncertain economic outlook and concerns surrounding corporate governance weighed heavily on the financial markets. These factors led to significantly depressed equity markets (the S&P 500 index declined 23% for the year 2002) and reduced levels of investor activity across IMPB’s private banking and retail client bases. In response to these challenges, IMPB undertook restructuring and productivity programs and reduced incentives, without impairing its core capabilities. IMPB is well positioned to enhance earnings when economic conditions improve.

Operating revenue of $2.9 billion was 11% lower than last year. Investment Management operating revenues of $1.5 billion decreased 11% from the prior year, reflecting the impact of equity market depreciation and institutional outflows across all asset classes. During the third quarter of 2002, Brown & Co., the Firm’s specialty online brokerage unit, was transferred from CFS to IMPB as part of the Firm’s strategy to grow its retail asset management business. (All prior periods have been restated to reflect the reorganization.)

Private Banking operating revenues of $1.4 billion decreased 12% from 2001. Net interest income decreased 15%, reflecting the Private Bank’s smaller loan portfolio and lower deposit balances, as well as narrower interest rate spreads. Fees from assets under management declined as a result of equity market depreciation and client outflows in the early part of 2002. Brokerage commissions declined as Private Banking clients executed fewer transactions.

Operating revenue: (in millions)		Operating earnings: (in millions, except ratios)
				ROCE

2000	$4,024	2000	$711	11%
2001	$3,226	2001	$479	8%
2002	$2,868	2002	$384	6%

Leadership positions:

•	No. 1 private bank in the United States and No. 3 globally based on AUS

•	Awarded Global Finance’s “Best Asset Management Bank’’

•	Awarded Worth Magazine Editor’s choice as “Best U.S. private bank’’
y
•	No. 5 institutional asset management worldwide —Pensions & Investments

•	Relationships with nearly 40% of the individuals listed in the Forbes billionaires’ global list

•	No. 4 provider of global money market funds —iMoneyNet

31	J.P. Morgan Chase & Co./2002 Annual Report

Management’s discussion and analysis

J.P. Morgan Chase & Co.

Diversification of IMPB’s $636 billion of assets under supervision at December 31, 2002 — By client segment:

($ in billions)

Institutional	$341/54%

Private Banking	$232/36%

Retail	$63/10%

Diversification of IMPB’s $636 billion of assets under supervision at December 31, 2002 — By geographic region:

($ in billions)

Americas	$447/70%

Europe/Asia	$189/30%

Diversification of IMPB’s $636 billion of assets under supervision at December 31, 2002 — By product class:

($ in billions)

Custody, restricted stock, brokerage, deposits	$120/19%

AUM — Fixed income and cash	$297/47%

AUM — Equities and other	$219/34%

Operating expense decreased 9%, reflecting the full-year benefit of merger and other programs initiated in 2002, as well as reductions in performance-related incentives due to lower earnings. Severance and related costs associated with expense initiatives announced in 2002 were $47 million. There were no such costs in 2001.

The increase in credit costs of $50 million was concentrated in a small number of U.S. private clients.

Assets under supervision at December 31, 2002, were $636 billion, a decline of 16% from the prior year-end. AUS represent assets under management (“AUM”), as well as custody, restricted stock, deposit and brokerage accounts. Assets under management represent assets actively managed by IMPB on behalf of private banking, institutional and retail clients. AUM at December 31, 2002, declined 15% from the prior year-end primarily due to equity market depreciation and institutional outflows, offset by an increase in retail mutual fund assets. Custody, restricted stock, deposit and brokerage accounts, which are lower-fee products than AUM, declined 20%. The diversification of AUS across client segments, geographic regions and product classes helps to mitigate the impact of market volatility on revenues. The Firm has a 45% interest in American Century Companies, Inc., whose AUM totaled $72 billion and $89 billion at December 31, 2002 and 2001, respectively.

Assets under supervision(a)

			Over/(under)
At December 31, (in billions)	2002	2001	2001

Client segment:
Private banking	$129	$142	(9)%
Institutional	324	405	(20)
Retail	63	59	7

Assets under management	516	606	(15)
Custody/restricted stock/brokerage/deposits	120	150	(20)

Assets under supervision	$636	$756	(16)%

Geographic region:
Americas	$362	$442	(18)%
Europe and Asia	154	164	(6)

Assets under management	516	606	(15)
Custody/restricted stock/brokerage/deposits	120	150	(20)

Assets under supervision	$636	$756	(16)%

Product class:
Fixed income and cash	$297	$329	(10)%
Equities and other	219	277	(21)

Assets under management	516	606	(15)
Custody/restricted stock/brokerage/deposits	120	150	(20)

Assets under supervision	$636	$756	(16)%

(a)	Excludes AUM of American Century Companies, Inc.

J.P. Morgan Chase & Co./2002 Annual Report	32

JPMorgan Partners

JPMorgan Partners, the global private equity organization of JPMorgan Chase, provides equity and mezzanine capital financing to private companies. It is a diversified investor, investing in buyouts, growth equity and venture opportunities across a variety of industry sectors, with the objective of creating long-term value for the Firm and third-party investors.

Selected financial data

Year ended December 31,
(in millions, except ratios			Over/(under)
and employees)	2002	2001	2001

Operating revenue	$(954)	$(1,470)	35%
Operating expense	298	293	2

Operating margin	(1,252)	(1,763)	29
Operating losses	$(789)	$(1,116)	29%

Average common equity	$5,454	$6,475	(16)%
Average assets	10,210	12,143	(16)
Shareholder value added	(1,614)	(2,097)	23
Full-time equivalent employees	361	320	13

Financial results overview

JPMorgan Partners (“JPMP”) faced a challenging year in 2002, resulting in negative operating revenue of $954 million and operating losses of $789 million. Opportunities to realize value through sales or initial public offerings (“IPOs”) of investments were limited, because of constrained M&A and IPO markets. In addition, JPMP recorded negative valuation adjustments in investments concentrated in telecommunications and technology, industries that continue to face poor operating conditions and limited financing opportunities.

Private equity losses totaled $733 million in 2002, consisting of losses of $647 million in direct investments and $150 million in private funds, partially offset by $64 million in gains from portfolio hedging activities.

Realized cash gains of $563 million declined 45% from the previous year due to limited exit opportunities. Realized cash gains were recognized across all industries but were primarily harvested from investments in the industrial and consumer sectors.

Private equity gains (losses)

Year ended December 31,			Over/(under)
(in millions)	2002	2001	2001

Realized gains (losses):
Cash gains	$563	$1,030	(45)%
Write-offs	(654)	(355)	(84)

Subtotal	(91)	675	NM

Unrealized gains (losses):
Public mark-to-market (a)	(210)	(520)	60
Private write-downs	(432)	(1,338)	68

Subtotal	(642)	(1,858)	65

Private equity gains (losses) (b)	$(733)	$(1,183)	38%

(a)	Includes mark-to-market and reversals of mark-to-market due to public securities sales.
(b)	Includes the impact of portfolio hedging activities.
NM-	Not meaningful.

JPMP’s realized gains were more than offset by net write-offs (realized losses) and write-downs (unrealized losses) of $1.1 billion. These write-downs and write-offs included $621 million from the technology, media and telecommunications (“TMT”) sector, which continues to suffer from an industry-wide contraction. JPMP also recorded unrealized losses of $210 million from mark-to-market losses on its public portfolio, largely in TMT.

JPMP’s operating revenue also includes third-party management fees and net revenue allocated to or from other JPMorgan Chase business segments.

Investment pace, portfolio diversification and capital under management

In 2002, increased emphasis was placed on leveraged buyouts and growth equity opportunities. JPMP’s direct investment pace for the Firm’s account in 2002 was essentially flat with 2001 at $950 million, with investment activity primarily related to buyouts. More than 60% of the total direct investment activity was in the industrial growth and life sciences/healthcare industry sectors.

JPMP investment portfolio

December 31, 2002 (in millions)	Carrying value	Cost

Public securities (101 companies)(a)	$520	$663
Private direct securities (945 companies)	5,865	7,316
Private fund investments (324 funds)(b)	1,843	2,333

Total investment portfolio	$8,228	$10,312

(a)	Quoted public value was $761 million at December 31, 2002.
(b)	Unfunded commitments to private equity funds were $2.0 billion at December 31, 2002.

33                                             J.P. Morgan Chase & Co./2002 Annual Report

Management’s discussion and analysis

J.P. Morgan Chase & Co.

During 2002, several factors contributed to improved diversification. At December 31, 2002, the portfolio was $8.2 billion, a reduction of $1.0 billion from year-end 2001, primarily due to a decline in TMT investments. At the end of 2002, TMT investments were $1.5 billion, or 18%, of the total portfolio, compared with $2.5 billion, or 27%, of the portfolio at year-end 2001. Industrial growth investments have increased to 27% of the portfolio as of December 31, 2002, from 22% at the end of 2001, reflecting increased investment in industrial buyout activity during 2002.

At December 31, 2002, JPMP’s public securities portfolio was $520 million, a 48% decline from 2001 and less than one-sixth of the $3.4 billion public securities balance at December 31, 1999. The 2002 decline resulted from lower market valuations and from accelerated sales of public securities that were not subject to restrictions. These sales of public securities reduced the earnings volatility created by this portfolio segment. Although 2002 reflected a reduction in the amount of publicly-held securities in JPMP’s portfolio, this portion of the portfolio could increase significantly, both in dollar amount and as a proportion of the total portfolio, due to changes in equity market prices and IPO opportunities available to portfolio companies.

Currently, there are limited sales and financing activity in private equity markets, constraining realization opportunities.

The Firm continues to regard JPMP as a strategic business that will create value over the long term. JPMP is seeking to reduce or exit selected businesses and investments that are not central to its operations with the goal that, over time, JPMP’s private equity portfolio will be reduced from approximately 20% of the Firm’s common stockholders’ equity as of December 31, 2002, to approximately 10%.

JPMP’s diversified private equity portfolio by industry group

% of carrying value as of December 31, 2002 and 2001
Amounts above the bars represent the carrying values of the investments.

(in billions)	2001	2002

Telecommunications, media & technology	$2.5	$1.5

Life sciences/Healthcare infrastructure	$0.7	$0.7

Industrial growth	$2.0	$2.2

Consumer retail & services	$1.1	$1.0

Real estate	$0.4	$0.4

Financial services	$0.6	$0.6

Funds	$1.9	$1.8

J.P. Morgan Chase & Co./2002 Annual Report	34

Chase Financial Services

Chase Financial Services is a major provider of banking, investment and financing products and services to consumers and small and middle market businesses throughout the United States. The majority of its revenues and earnings are produced by its national consumer credit businesses, Chase Home Finance (“CHF”), Chase Cardmember Services (“CCS”) and Chase Auto Finance (“CAF”). It also serves as a full-service bank for consumers and small- and medium-sized businesses through Chase Regional Banking (“CRB”) and Chase Middle Market (“CMM”).

Selected financial data

Year ended December 31,
(in millions, except ratios			Over/(under)
and employees)	2002	2001	2001

Operating revenue	$13,541	$10,951		24%
Operating expense	6,421	5,617		14

Operating margin	7,120	5,334		33
Credit costs	3,159	2,873		10
Operating earnings	$2,490	$1,538		62%

Average common equity	$10,293	$9,118		13%
Average managed assets	179,404	162,753		10
Shareholder value added	1,242	430		189
ROCE	24%	17%	700	bp
Overhead ratio	47	51		(400)
Full-time equivalent employees	43,607	41,195		6%

bp- Denotes basis points; 100 bp equals 1%.

Financial results overview

Chase Financial Services (“CFS”) operating earnings increased 62% to a record $2.5 billion in 2002. Shareholder value added almost tripled to $1.2 billion, and return on common equity increased to 24% from 17% last year. Revenue growth of 24% reflected high business volumes across all consumer credit businesses and significant gains in Home Finance on the hedging of MSRs, partially offset by the negative impact of lower interest rates on deposits. Expenses increased 14% as a result of higher business volumes, partially offset by Six Sigma and other productivity efforts. The overhead ratio improved in 2002 to 47%, down from 51% in 2001. Credit costs increased, primarily due to higher average loans.

The Firm anticipates that CFS operating revenue and earnings will be lower in 2003 due to reduced MSR hedging gains and the impact of declining interest rates on its deposit businesses.

Operating revenue exceeded $13.5 billion in 2002, an increase of 24% from 2001. The national consumer credit businesses drove the revenue increase. Home Finance revenues increased 73% over the prior year, driven by strong mortgage originations and gains on the hedging of MSRs. Credit card revenues increased 34% due to the Providian acquisition, lower funding costs and higher purchase volume. Auto Finance revenues grew 26%, driven by originations of over $25 billion and lower funding costs. Middle Market revenues increased 4%, driven by growth in average deposit volume and higher fees for deposit services; the low-interest rate environment reduced the value of customers’ deposit balances and, consequently, increased deposit fees. Regional Banking revenues declined 9% on lower deposit spreads resulting from lower interest rates, partially offset by higher deposit volume.

Operating expense rose 14% to $6.4 billion. The increase reflects the acquisition of the Providian Master Trust, growth in consumer credit business volumes, higher incentive costs on better business results and higher credit card marketing expenditures. Partially offsetting these increases were almost $250 million in expense savings achieved through Six Sigma and other productivity efforts. The overhead ratio improved to 47% from 51% a year ago, as a result of both revenue increases and expense initiatives.

Credit costs, on a managed basis, increased 10%, driven by a 23% increase in credit card receivables, including the Providian portfolio. Credit quality of the card portfolio remained relatively stable, the result of proactive credit risk management and enhanced collections initiatives. CFS increased its allowance for credit losses in 2002 by $233 million, primarily due to the Providian acquisition. Higher securitizations, however, mitigated the increase in the allowance. For a further discussion of the consumer credit portfolio, see pages 54-55.

Operating revenue: (in millions)		Operating earnings: (in millions, except ratios)
				ROCE

2000	$10,059	2000	$1,638	19%
2001	$10,951	2001	$1,538	17%
2002	$13,541	2002	$2,490	24%

35	J.P. Morgan Chase & Co./2002 Annual Report

Management’s discussion and analysis

J.P. Morgan Chase & Co.

Chase Financial Services’ businesses

	2002			Over/(under) 2001

Year ended December 31,	Operating	Operating	Operating	Operating	Operating	Operating
(in millions, except ratios)	revenue	expenses	earnings	revenue	expenses	earnings

Home Finance	$2,919	$1,270	$948	73%	28%	136%
Cardmember Services	5,992	2,121	716	34	33	44
Auto Finance	696	236	180	26	17	41
Regional Banking	2,795	2,114	399	(9)	(2)	(15)
Middle Market	1,493	818	359	4	1	22
Other consumer services (a)	(354)	(138)	(112)	(36)	—	56

Total	$13,541	$6,421	$2,490	24%	14%	62%

(a)	Includes the elimination of revenues and expenses related to the shared activities with Treasury Services, discontinued operations, support services and, in 2001, unallocated credit costs.

Chase Home Finance

CHF is the fourth-largest mortgage originator and the fourth-largest mortgage servicer in the United States, with more than 4 million customers. In 2002, CHF capitalized on a record year for the U.S. mortgage industry as historically low interest rates contributed to higher production volumes and favorable margins. CHF experienced its own record year, with total revenues and operating earnings increasing 73% and 136%, respectively, demonstrating CHF’s strength in both origination and servicing.

During 2002, CHF successfully shifted its origination growth into higher-margin business sectors. Loan originations in these higher-margin sectors (i.e., retail, wholesale, telephone-based and e-commerce) contributed to a record $113 billion in origination volume, an increase of 30% over 2001. As part of this increase in origination volume during 2002, home equity, a strategic growth area, rose 52% to $14 billion. CHF’s correspondent-negotiated business, a lower-margin sector, was down 56% to $43 billion, due to pricing and market conditions. Low interest rates also contributed to the increase in revenue through improved net interest margins. In 2003, CHF will continue its initiatives to retain customers considered likely to refinance.

In mortgage servicing, lower interest rates led to high prepayment levels, which resulted in the accelerated amortization and impairment of MSRs. In 2002, CHF partnered with the Firm’s Global Treasury Group to manage the interest rate sensitivity of MSRs. Global Treasury managed the risk exposure of the MSRs through a series of derivatives (e.g., a combination of swaps, swaptions and floors) and AFS securities that increased in value when interest rates declined. During 2002, MSR valuation adjustments of $4.1 billion were more than offset by $4.7 billion in gains on derivatives, realized gains from sales of AFS securities and net interest earned on AFS securities. The net positive result of $582 million was an increase of $838 million over 2001, driven by wider mortgage-swap spreads and a falling interest rate environment. Management anticipates an eventual decrease in this revenue category, as mortgage-swap spreads and interest rates revert to normal levels. The carrying value of MSRs also declined $1.4 billion as a result of periodic amortization, $244 million more than in 2001. For a further discussion of MSR activities, see Note 12 on pages 87–88.

Operating expense increased 28% on the growth in origination volume and a very high level of loan servicing activity, partially offset by gains in productivity and benefits realized from Six Sigma initiatives. The overhead ratio declined to 44% from 59% in 2001, a result of strong revenue growth. Net charge-offs remained low, reflecting the continued strong credit quality of CHF’s loan portfolio.

Business-related metrics

As of or for the year ended December 31,			Over/(under)
(in billions, except ratios)	2002	2001	2001

Originations:
Retail, wholesale and correspondent	$113	$87		30%
Correspondent negotiated transactions	43	97		(56)
Loans serviced	426	430		(1)
End-of-period outstandings	63.6	59.0		8
Total average loans owned	56.2	55.7		1
Number of customers (in millions)	4	4		—
MSR carrying value	3.2	6.6		(52)
Net charge-off ratio	0.25%	0.18%	7	bp
Overhead ratio	44	59		(1,500)

bp- Denotes basis points; 100 bp equals 1%.

J.P. Morgan Chase & Co./2002 Annual Report	36

Chase Cardmember Services

CCS is the fourth-largest U.S. credit card issuer, with more than $51 billion in managed receivables. Operating earnings for 2002 were a record $716 million, 44% greater than 2001. The primary drivers were the acquisition of the Providian portfolio and overall higher revenue. These results were achieved in a highly competitive market environment and a weak U.S. economy. Industry challenges included competitive pricing, increased competition for new accounts, depressed response rates to credit card solicitations as costs to acquire new accounts increased, and declining acceptances to balance consolidation offers.

Total operating revenue increased 34%, reflecting receivables growth, lower funding costs, higher late fees, an increase in interchange revenue due to higher purchase volumes and successful sales of fee-based products. Excluding the Providian portfolio, operating revenues increased 12%. Operating expenses increased 33%; excluding Providian, operating expenses increased 14%, driven by higher volumes and an increase in marketing expenditures, which enabled CCS to maintain a consistent level of new cardmember acquisitions amid a competitive market environment. Total accounts increased 22%, reflecting the addition of 3.7 million new accounts, as well as accounts related to the Providian acquisition. Total volume (purchases, cash advances and balance transfers) increased 16% to a record $84 billion. Managed credit card-related receivables increased 23% to $51.1 billion.

Business-related metrics
As of or for the year ended December 31,			Over/(under)
(in billions, except ratios)	2002	2001	2001

End-of-period outstandings	$51.1	$41.6		23%
Average outstandings	49.1	38.5		28
Total purchases & cash advances (a)	84.0	72.2		16
Total accounts (in millions)	29.2	23.9		22
Net charge-off ratio	5.89%	5.49%	40	bp
30+ day delinquency rate	4.67	4.77		(10)
Overhead ratio	35	36		(100)

Note: The above metrics include other consumer loans.

(a) Sum of total customer purchases, cash advances and balance transfers.
bp- Denotes basis points; 100 bp equals 1%.

The managed credit card-related net charge-off ratio was 5.89%, an increase of 40 basis points from 2001. This increase partly reflects the inclusion of the Providian portfolio. Excluding the Providian portfolio, this ratio was 5.66%, an increase of 17 basis points from 2001. This increase reflected higher contractual losses (nonbankruptcy-related), partially offset by receivable growth. Including Providian, the total managed 30+ day delinquency rate improved to 4.67% at December 31, 2002, from 4.77% a year ago.

Chase Auto Finance

CAF is the largest U.S. bank originator of auto loans and leases, with more than 2.5 million accounts. In 2002, CAF had a record number of auto loan and lease originations, growing 28% over 2001 to $25.4 billion. Loan and lease receivables of $36.4 billion were 28% higher than the prior year. Operating earnings grew 41% to $180 million. These results reflected higher revenue on increases in average loan and lease receivables and lower funding costs, offset by higher operating expenses and higher credit costs driven by loan volumes.

In 2002, CAF’s operating revenues grew 26% to $696 million. Its market share among auto finance companies improved from 4.1% in 2001 to 5.7% in 2002, the result of strong organic growth and an origination strategy that allies the business with manufacturers and dealers. CAF relationships with several major car manufacturers contributed to 2002 growth, as did CAF’s dealer relationships, which increased from approximately 12,200 dealers in 2001 to approximately 12,700 dealers in 2002. Operating expenses increased by 17%, reflecting volume growth.

Business-related metrics (a)

As of or for the year ended December 31,			Over/(under)
(in billions, except ratios)	2002	2001	2001

Loan and lease receivables	$36.4	$28.4		28%
Average loan and lease receivables	30.6	24.7		24
Origination volume	25.4	19.9		28
Market share	5.7%	4.1%	160	bp
Net charge-off ratio	0.53	0.55		(2)
Overhead ratio	35	37		(200)

(a) Excludes amounts related to Chase Education Finance.
bp- Denotes basis points; 100 bp equals 1%.

The resulting overhead ratio improved to 35% from 37%. The net charge-off ratio was 0.53% in 2002, down from 0.55% in 2001.

CAF is also comprised of Chase Education Finance, a top provider of government-guaranteed and private loans for higher education. Loans are provided through a joint venture with Sallie Mae, a government-sponsored enterprise and the leader in funding and servicing education loans. Chase Education Finance’s origination volume totaled $2.6 billion, an increase of 12% from last year.

37	J.P. Morgan Chase & Co./2002 Annual Report

Management’s discussion and analysis

J.P. Morgan Chase & Co.

Chase Regional Banking

CRB provides payment, liquidity, investment, insurance and credit products and services to three primary customer segments: small businesses, affluent consumers and mass-market consumers. Within these segments, CRB serves 324,000 small businesses and 2.9 million consumers and is the No. 1 bank, ranked by deposits, in the New York tri-state area and is a leading bank in Texas.

In 2002, CRB divested two nonstrategic businesses — the National Deposit business was sold to E*Trade in February, and the Virgin Islands branches were sold to FirstBank Puerto Rico in October. In addition, Brown & Co., the specialty online brokerage unit, was transferred to IMPB. Prior-period amounts have been adjusted for the Brown & Co. transfer.

CRB had operating earnings of $399 million in 2002, down 15% from 2001. The decrease was attributable to 9% lower revenue, predominantly driven by lower interest rates, which compressed spreads on deposits. Customer deposit balances grew 6% (10% excluding divestitures) to $71 billion at December 31, 2002.

Business-related metrics

As of or for the year ended December 31,			Over/(under)
(in billions, except ratios)	2002	2001	2001

Total average deposits (in billions)	$70	$66	6%
Total average assets under management (a) (in billions)	104	103	1
Number of branches	528	531	(1)
Number of ATMs	1,876	1,907	(2)
Number of online customers (in thousands)	1,185	937	26
Overhead ratio	76%	70%	600bp

(a)	Assets under management includes deposits.
bp- Denotes basis points; 100 bp equals 1%.

Operating expenses were down $38 million, or 2%, from 2001, principally driven by productivity initiatives and expense management. Despite the decline in expenses, the overhead ratio increased to 76% as a result of lower revenue. Credit costs declined $96 million, primarily reflecting the run-off of an installment loan portfolio.

Chase Middle Market

Business-related metrics

As of or for the year ended December 31,			Over/(under)
(in billions, except ratios)	2002	2001	2001

Total average loans	$13.7	$14.3		(4)%
Total average deposits	24.1	18.5		30
Nonperforming average loans as a % of total average loans	1.91%	2.35%	(44	)bp
Overhead ratio	55	57		(200)

bp- Denotes basis points; 100 bp equals 1%.

CMM is a premier provider of commercial banking and corporate financial services to companies with annual sales of $10 million to $1 billion, as well as to not-for-profit, real estate and public-sector entities. CMM maintains a leadership position in the New York tri-state market and select Texas markets; it also leverages its expertise in distinct industry segments and select regional markets across the country.

The CMM relationship management model brings customized solutions to more than 14,000 middle market companies, utilizing the products and services of the entire Firm. Product offerings include cash management, credit, corporate finance, international banking services and various credit products, such as leasing and asset-backed financing. CMM is organized around geographies, industries and products to deliver greater value to customers. CMM’s 2002 and 2001 results included 100% of the revenues and expenses attributed to the shared activities with Treasury Services. See page 25 for a discussion of the Firm’s revenue- and expense-sharing agreements between business segments.

CMM’s operating earnings increased 22% compared with the prior year, the result of deposit volume growth, increased fees for deposit services, expense discipline and a reduction in credit costs. Lower interest rates reduced the value of customer deposit balances and, consequently, increased the fees paid by customers for deposit services. The lower credit costs reflect reduced charge-offs and improving credit quality. The overhead ratio improved to 55%, compared with 57% last year.

J.P. Morgan Chase & Co./2002 Annual Report	38

Support Units and Corporate

Selected financial data

Year ended December 31,			Over/(under)
(in millions, except employees)	2002	2001	2001

Operating revenue	$(847)	$(964)	$117
Operating expense	122	220	(98)
Credit costs	133	167	(34)

Pre-tax loss	(1,102)	(1,351)	249
Income tax benefit	(359)	(702)	343

Operating losses	$(743)	$(649)	(94)

Average common equity	$(1,815)	$(2,266)	451
Average assets	21,557	13,080	8,477
Shareholder value added	(362)	(183)	(179)

Full-time equivalent employees	13,321	14,149	(828)

Note: Amounts are shown in place of % changes.

The Support Units and Corporate sector includes Enterprise Technology Services (“ETS”), Corporate Business Services (“CBS”), legal, audit, corporate finance, human resources, risk management, executive management and corporate marketing.

Support Units and Corporate reflects the accounting effects remaining at the corporate level after the application of the Firm’s management accounting policies. These policies allocate the costs associated with technology, operational and staff support services to the business segments. The residual component of the allowance for credit losses is not allocated to the business segments.

ETS is an internal technology service organization, and CBS manages the Firm’s support services, including real estate management, human resources and finance operations and procurement. ETS and CBS seek to provide services to the Firm’s businesses that are competitive with comparable third-party providers in terms of price and service quality. These units leverage the Firm’s global scale and technology to gain efficiencies through consolidation, standardization, vendor management and outsourcing.

In December 2002, JPMorgan Chase entered into a seven-year agreement with IBM to outsource portions of the Firm’s internal technology infrastructure services. This agreement will enable the Firm to transform its technology infrastructure through absolute cost savings, increased cost variability, access to the best research and innovation and improved service levels. By moving from a traditional fixed-cost approach to one with increased capacity and cost variability, the Firm expects to be able to respond more quickly to changing market conditions. The impact on expenses as a result of this agreement is expected to be minimal in 2003.

For 2002, Support Units and Corporate had an operating loss of $743 million, compared with a loss of $649 million in 2001. This sector usually operates at a moderate loss. Negative operating revenue usually results from the application of the Firm’s transfer pricing policies and the overallocation of capital to the various business segments. Expense items usually result from timing differences in allocations to other business sectors and residuals from interoffice allocation among the business segments. Income tax benefit reflects the difference between the aggregate recorded at the consolidated level and the amount recorded at the business segments. Included in 2002 operating expense was a $120 million reversal of previously accrued expenses; these were associated with forfeitable stock-based compensation awards issued under employee benefit plans that contained stock price targets that were deemed unlikely to be attained within the timeframes specified under the terms of the awards.

In 2002, credit costs in excess of net charge-offs not allocated to the segments were $133 million, compared with $167 million of such costs in 2001. Although the Support Units and Corporate sector has no traditional credit assets, the residual component of the allowance for credit losses is maintained at the corporate level and is not allocated to any specific business segment. For a further discussion of the residual component, see page 56.

Included in the 2001 operating losses of $649 million was a pretax loss of $152 million at LabMorgan, resulting from the write-downs of investments and equity accounting losses. LabMorgan was restructured in 2001, and its remaining investment portfolio of $49 million at December 31, 2002, is managed by JPMorgan Partners.

The negative capital position of $1.8 billion in Support Units and Corporate results from an overallocation of economic capital to the businesses as compared with available common stockholders’ equity.

39	J.P. Morgan Chase & Co./2002 Annual Report

Management’s discussion and analysis

J.P. Morgan Chase & Co.

Risk and Capital management

Risk management at JPMorgan Chase is guided by several principles, including:

•	Defined risk governance

•	Independent oversight

•	Continual evaluation of risk appetite, managed through risk limits

•	Portfolio diversification

•	Risk assessment and measurement, including value-at-risk analysis and portfolio stress testing

•	Performance measurement (SVA) that allocates risk-adjusted capital to business units and charges a cost against that capital

Risk management and oversight begins with the Risk Policy Committee of the Board of Directors, which reviews the governance of these activities, delegating the formulation of policy and day-today risk oversight and management to the Executive Committee and to the two corporate risk committees: Capital and Risk Management.

The Executive Committee provides guidance regarding strategies and risk appetite and is responsible for an integrated view of risk exposures, including the interdependencies among JPMorgan Chase’s various risk categories.

The Capital Committee focuses on Firm-wide capital planning, internal capital allocation and liquidity management. The Risk Management Committee focuses on credit risk, market risk, operational risk, private equity risk and fiduciary risk. Both risk committees have decision-making authority, with major policy decisions and risk exposures subject to review by the Executive Committee.

In addition to the Risk Policy Committee, the Audit Committee of the Board of Directors is responsible for discussion of guidelines and policies to govern the process by which risk assessment and management is undertaken. In addition, the Audit Committee reviews with management the system of internal controls and financial reporting that is relied upon to provide reasonable assurance of compliance with the Firm’s operational risk management processes.

The Firm’s use of SVA, which incorporates a risk-adjusted capital methodology as its primary performance measure, has strengthened its risk management discipline by charging the businesses the cost of capital linked to the risks associated with their respective activities.

For a discussion of capital allocation methodologies, see the respective risk management sections on pages 45-65.

J.P. Morgan Chase & Co./2002 Annual Report	40

Capital and Liquidity management

Capital management

JPMorgan Chase’s capital management framework helps to optimize the use of capital by:

•	Determining the amount of capital commensurate with:

—	Internal assessments of risk as estimated by the Firm’s economic capital allocation model

—	The Firm’s goal to limit losses, even under stress conditions

—	Targeted regulatory ratios and credit ratings

—	The Firm’s liquidity management strategy

•	Directing capital investment to activities with the most favorable risk-adjusted returns

Available versus required capital

	Yearly Averages

(in billions)	2002	2001

Common stockholders’ equity	$41.4	$41.5
Required economic risk capital:
Credit risk	13.1	12.8
Market risk	4.8	4.6
Operating risk	8.7	8.8
Private equity risk	5.1	6.4
Goodwill /Intangibles	8.8	8.5
Asset capital tax	3.8	3.9
Diversification effect	(7.0)	(7.2)

Total required economic risk capital	37.3	37.8

Capital in excess of required economic capital	$4.1	$3.7

Economic risk capital: JPMorgan Chase assesses capital adequacy utilizing internal risk assessment methodologies. The Firm assigns economic capital based primarily on four risk factors. The methodology quantifies credit, market and operating risk for each business and, for JPMP, private equity risk, and assigns capital accordingly. These methodologies are discussed in the risk management sections of this Annual Report.

Capital also is assessed against business units for certain nonrisk factors. Businesses are assessed capital equal to 100% of any goodwill and 50% for certain other intangibles generated through acquisitions. Additionally, JPMorgan Chase assesses an “asset capital tax” against managed assets and some off-balance sheet instruments. These assessments recognize that certain minimum regulatory capital ratios must be maintained by the Firm. JPMorgan Chase also estimates the portfolio effect on required economic capital based on correlations of risk in stress scenarios across risk categories. This estimated diversification benefit leads to a reduction in required economic capital for the Firm.

The total required economic capital for JPMorgan Chase as determined by its models and after considering the Firm’s estimated diversification benefits is then compared with available common stockholders’ equity to evaluate overall capital utilization. The Firm’s policy is to maintain an appropriate level of excess capital to provide for growth and additional protection against losses.

The 2002 excess capital position was slightly higher than in 2001. The increase was primarily due to a decline in private equity risk capital due to the lower carrying value of the portfolio, partially offset by increases in credit risk capital and goodwill/intangibles capital at Chase Financial Services, principally as a result of the acquisition of the Providian Master Trust.

Internal capital allocations may change from time to time to reflect refinements of economic capital methodologies. For 2003, the Firm is revising its capital measurement methodologies for commercial credit risk and operating risk. These changes are discussed on pages 57 and 64.

Regulatory capital: JPMorgan Chase’s primary federal banking regulator, the Board of Governors of the Federal Reserve System (“Federal Reserve Board”), establishes capital requirements, including well-capitalized standards and leverage ratios, for the consolidated financial holding company and its state-chartered banks, including JPMorgan Chase Bank. The Office of the Comptroller of the Currency establishes similar capital requirements and standards for the Firm’s national bank subsidiaries, including Chase Manhattan Bank USA, N.A. As of December 31, 2002, the financial holding company and its banking subsidiaries maintained capital levels well in excess of the minimum capital requirements.

Currently, the Firm targets a Tier 1 capital ratio of 8% to 8.25%. The Capital Committee reviews the Firm’s capital targets and policies regularly in light of changing economic conditions and business needs. Additional information regarding the Firm’s capital ratios and a more detailed discussion of federal regulatory capital standards are presented in Note 26 on pages 99 and 100.

Dividends: Dividends declared in any quarter will be determined by JPMorgan Chase’s Board of Directors. The Board of Directors expressed its intent, on September 17, 2002, to continue the current dividend level, provided that capital ratios remain strong and earnings prospects exceed the current dividend.

41	J.P. Morgan Chase & Co./2002 Annual Report

Management’s discussion and analysis

J.P. Morgan Chase & Co.

Liquidity management

In managing liquidity, management considers a variety of liquidity risk measures as well as market conditions, prevailing interest rates, liquidity needs and the desired maturity profile of its liabilities.

Overview

Liquidity risk arises from the general funding needs of the Firm’s activities and in the management of its assets and liabilities. JPMorgan Chase recognizes the importance of sound liquidity management as a key factor in maintaining strong credit ratings and utilizes a liquidity framework intended to maximize liquidity access and minimize funding costs. Active liquidity management seeks to ensure that the Firm will be able to replace maturing obligations when due and fund its assets at appropriate maturities and rates in all market environments.

Liquidity management framework

The Capital Committee sets the overall liquidity policy for the Firm and reviews the contingency funding plan. In addition, the Capital Committee provides oversight of the Firm’s exposure to special-purpose entities (“SPEs”), with particular focus on potential liquidity support requirements that the Firm may have to those SPEs. The Liquidity Risk Committee, reporting to the Capital Committee, meets monthly to identify and monitor liquidity issues, provide policy guidance, oversee adherence and maintain an evolving contingency plan.

JPMorgan Chase utilizes liquidity monitoring tools to maintain appropriate levels of liquidity through normal and stress periods. The Firm’s liquidity analytics rely on management’s judgment about JPMorgan Chase’s ability to liquidate assets or use them as collateral for borrowings. These analytics also involve estimates and assumptions, taking into account credit risk management’s historical data on the funding of loan commitments (e.g., commercial paper back-up facilities), liquidity commitments to SPEs, commitments with rating triggers and collateral-posting requirements. For a further discussion on SPEs and other off-balance sheet arrangements, see Off-balance sheet arrangements on page 44 as well as Note 11 on pages 83–87.

The Firm’s three primary measures of liquidity are:

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

Each of the Firm’s liquidity surplus positions, as of December 31, 2002, indicates that JPMorgan Chase’s long-dated funding, including core deposits, exceeds illiquid assets and that the Firm’s obligations can be met if access to funding is temporarily impaired.

An extension of the Firm’s ongoing liquidity management is its contingency funding plan, which is intended to help the Firm manage through liquidity stress periods. The plan considers temporary and long-term stress scenarios and forecasts potential funding needs where access to unsecured funding is severely limited or nonexistent. These scenarios take into account both on- and off-balance sheet exposures, evaluating access to funds by the parent holding company, JPMorgan Chase Bank and Chase Manhattan Bank USA, N.A., separately.

Funding

Credit ratings: JPMorgan Chase’s parent holding company and JPMorgan Chase Bank’s credit ratings as of December 31, 2002, were as follows:

	JPMorgan Chase		JPMorgan Chase Bank

	Short-term	Senior	Short-term	Senior
	debt	long-term debt	debt	long-term debt

Moody’s	P-1	A1	P-1	Aa3
S&P	A-1	A+	A-1 +	AA-
Fitch	F-1	A+	F-1	A+

As of February 28, 2003, the ratings outlook for the parent holding company by Moody’s Investor Services (“Moody’s”) was stable, and the ratings outlook for the parent holding company by Standard & Poor’s (“S&P”) and Fitch, Inc. (“Fitch”) was negative.

The cost and availability of unsecured financing are influenced by credit ratings. During 2002, S&P, Moody’s and Fitch lowered the debt ratings of JPMorgan Chase’s parent holding company and its subsidiaries one notch to the levels noted above. This resulted in an increase in the marginal cost of long-term wholesale funds to the parent holding company. JPMorgan Chase Bank’s cost of short-term funds has not been materially affected by the downgrade, although certain counterparties and investors have reduced limits and maturities of exposure to the Firm as a result of these actions. The financial impact of the ratings downgrade on the Firm has not been material. See page 44, 52 and Note 11 on page 86 for further information about the implications of a ratings downgrade for the Firm.

J.P. Morgan Chase & Co./2002 Annual Report	42

Balance sheet: The Firm’s total assets increased to $759 billion at December 31, 2002, from $694 billion at December 31, 2001. Auto financing and residential consumer loans increased on higher originations, offset by increased loan securitizations; commercial loans declined, reflecting weaker loan demand and the Firm’s ongoing efforts to reduce commercial exposures. Increases in debt and equity trading assets and investment security assets were driven by increased trading and hedging activity. Derivative receivables increased primarily as a result of the decline in interest rates. Growth in trading assets and investment securities was financed primarily by increases in repurchase agreements, trading liabilities and deposits.

Sources of funds: The diversity of the Firm’s funding sources enhances flexibility and limits dependence on any one source of funds, while minimizing the cost of funds. JPMorgan Chase has access to funding markets across the globe and leverages a broad investor base. Liquidity is generated using a variety of both short-term and long-term instruments, including deposits, federal funds purchased, repurchase agreements, commercial paper, bank notes, medium- and long-term debt, capital securities and stockholders’ equity. During the year, the Firm extended its liability maturity profile while reducing reliance on shorter-dated wholesale funding instruments (e.g., federal funds purchased and commercial paper). A major source of liquidity for JPMorgan Chase Bank is provided by its large core deposit base. Core deposits include all U.S. deposits, except noninterest-bearing time deposits and certificates of deposit of $100,000 or more. In addition to core deposits, the Firm benefits from substantial, stable deposit balances originated by T&SS through the normal course of its business.

Additional funding flexibility is provided by the Firm’s ability to access the repurchase and asset securitization markets. These alternatives are evaluated on an ongoing basis to achieve the appropriate balance of secured and unsecured funding. The ability to securitize loans, and the associated gains on those securitizations, are principally dependent on the credit quality and yields on the assets securitized and are generally not dependent on the ratings of the issuing entity. Transactions between the Firm and its securitization structures are reflected in JPMorgan Chase’s financial statements; these relationships include retained interests in securitization trusts, derivative transactions and liquidity facilities. For further details, see Notes 11 and 29.

Issuance: Corporate credit spreads widened in 2002 across industries and sectors, driven by headline risk, increased investment-grade defaults and investor risk aversion. JPMorgan Chase’s credit spreads increased relative to peer commercial bank spreads but remained comparable with peer investment bank spreads.

Consistent with the policy discussed earlier in this section, the Firm maintains funding at the holding company sufficient to cover maturing obligations over the next 12 months, which requires periodic issuance of long-term debt and capital. The Firm raised the majority of its liquidity needs earlier in the year before the increase in cost of funding occurred. The Firm believes that the financial impact from the increased cost of long-term debt to be raised in 2003 will not be material.

During 2002, JPMorgan Chase issued approximately $11 billion of long-term debt and $1 billion of trust preferred capital securities. During the year, $12.2 billion of long-term debt matured or was redeemed, and $550 million of preferred stock of subsidiary was redeemed. In addition, the Firm securitized approximately $7.2 billion of residential mortgage loans, $9.4 billion of credit card loans and $3.4 billion of auto loans, resulting in pre-tax gains on securitizations of $214 million, $45 million and $6 million, respectively. For a further discussion of loan securitizations, see Note 11 on pages 83-87.

Derivatives are used in liquidity risk management and funding to achieve the Firm’s desired interest rate risk profile. The Firm enters into derivatives contracts to swap fixed-rate debt to floating-rate obligations and to swap floating-rate debt to fixed-rate obligations. Derivatives contracts are also used to hedge the variability in interest rates that arises from other floating-rate financial instruments and forecasted transactions, such as the rollover of short-term assets and liabilities.

43	J.P. Morgan Chase & Co./2002 Annual Report

Management’s discussion and analysis

J.P. Morgan Chase & Co.

Off-balance sheet arrangements

Special-purpose entities or special-purpose vehicles (“SPVs”) are an important part of the financial markets, providing market liquidity by facilitating investors’ access to specific portfolios of assets and risks. SPEs are not operating entities; typically they are set up for a single, discrete purpose, have a limited life, and have no employees. The basic SPE structure involves a company selling assets to the SPE. The SPE funds the purchase by selling securities to investors. To insulate investors from creditors of other entities, including the seller of the assets, SPEs can be structured to be bankruptcy-remote. They are critical to the functioning of many investor markets, including, for example, the market for mortgage-backed securities, asset-backed securities and commercial paper. JPMorgan Chase is involved with SPEs in three broad categories of transactions: loan securitizations, multi-seller conduits, and client intermediation. Capital is held, as appropriate, against all SPE-related transactions and exposures such as derivative transactions and lending commitments.

The Firm has no commitments to issue its own stock to support an SPE transaction, and its policies require that transactions with SPEs be conducted at arms’ length and reflect market pricing. Consistent with this policy, no JPMorgan Chase employee is permitted to invest in SPEs with which the Firm is involved where such investment would violate the Firm’s Worldwide Rules of Conduct. These rules prohibit employees from self-dealing and prohibit employees from acting on behalf of the Firm in transactions with which they or their family have any significant financial interest. For a further discussion of SPEs and the Firm’s accounting for SPEs, see Note 11 on pages 83-87.

For certain liquidity commitments to SPEs, the Firm could be required to provide funding if the credit rating of JPMorgan Chase Bank were downgraded below specific levels, primarily A-1, P-1 and F-1. The amount of these liquidity commitments was $48.6 billion at December 31, 2002; $35.5 billion relate to the Firm’s multi-seller conduits and structured commercial loan vehicles further described in Note 11 on page 86. The total commercial paper outstanding for the multi-seller conduits and structured commercial loan vehicles was $24.7 billion at December 31, 2002. The remaining $13.1 billion in commitments relate to vehicles established by third parties. If JPMorgan Chase Bank is required to provide funding under these commitments, the Firm could be replaced as liquidity provider. Additionally, for the multi-seller conduits and the structured commercial loan vehicles, JPMorgan Chase Bank could facilitate the sale or refinancing of the assets in the SPE. All of these commitments are included in the Firm’s total $196.7 billion in other unfunded commitments to extend credit, described in more detail in Note 29 on pages 102 and 103.

The following table summarizes JPMorgan Chase’s contractual cash obligations and off-balance sheet lending-related financial instruments by remaining maturity at December 31, 2002:

(in millions)	Under	1-3	4-5	After
Contractual cash obligations	1 year	years	years	5 years	Total

Long-term debt	$7,053	$10,056	$9,257	$13,385	$39,751
Operating leases	737	1,371	1,161	4,849	8,118

Total	$7,790	$11,427	$10,418	$18,234	$47,869

Off-balance sheet lending-related commitments
Consumer-related	$136,429	$44	$—	$14,665	$151,138
Commercial-related:
Other unfunded commitments to extend credit	132,547	51,380	11,419	1,308	196,654
Standby letters of credit and guarantees	23,925	11,904	1,697	1,322	38,848
Other letters of credit	2,383	230	—	5	2,618

Total commercial-related	158,855	63,514	13,116	2,635	238,120

Total lending-related commitments	$295,284	$63,558	$13,116	$17,300	$389,258

For further information about off-balance sheet lending-related financial instruments, see Note 29 on pages 102 and 103.

J.P. Morgan Chase & Co./2002 Annual Report	44

Credit risk management

Credit risk is the risk of loss due to obligor or counterparty default. This risk is managed at both the transaction and portfolio levels. Credit risk management practices are designed to preserve the independence and integrity of the risk assessment process.

Credit risk

Credit risk represents the loss the Firm would experience if an obligor or counterparty could not meet its contractual obligations. The Firm is subject to credit risk in its lending (e.g., loans and lending-related commitments) and in its derivatives and certain other trading activities. The credit risk related to the issuers of the securities used in the Firm’s capital market activities is marked-to-market, measured and managed through the Firm’s market risk management process.

The credit risks of the consumer and commercial portfolios are markedly different. Broadly speaking, losses on consumer exposures are more predictable, less volatile and less cyclical than losses on commercial exposures. For the commercial portfolio, the actual loss volatility can be much greater over the course of an economic cycle.

Credit risk management practices

Credit risk management begins with an assessment of the likelihood of default and the risk of loss that could result from an obligor or counterparty default. The Firm seeks to assess all credit exposures, whether on- or off-balance sheet. These exposures include loans, derivative receivables and lending-related commitments (e.g., letters of credit and undrawn commitments to extend credit). At both the business unit and corporate levels, processes in place are intended to ensure that credit risks are accurately assessed, properly approved, continually monitored and actively managed.

To measure these risks, estimates are made of both expected and unexpected losses for each segment of the portfolio using statistical techniques. First, off-balance sheet exposures are converted to “on-balance sheet loan equivalent amounts,” based on the amount expected to be drawn at the time of default. Then expected and unexpected losses are calculated. Expected losses are statistically-based estimates of credit losses over time, anticipated as a result of counterparty default. Expected losses are used to set risk-adjusted credit loss provisions. However, expected credit losses are not the sole indicators of risk. For commercial assets, if losses were entirely predictable, the expected loss rate could be factored into pricing and covered as a normal and recurring cost of doing business. Unexpected losses represent the potential volatility of actual losses relative to the expected level of loss. Unexpected losses are what create risk and represent the primary focus of credit risk management.

The responsibility for credit risk management resides with two functions that were integrated in early 2003: Credit Risk Policy and Global Credit Management. Both are now headed by the Senior Credit Officer who, in turn, reports to the Vice Chairman for Finance, Risk Management and Administration.

Credit Risk Policy formulates credit policies, limits, allowance adequacy and guidelines. Independently from the groups that approve and support the Firm’s credit activities, this group monitors and assesses risk profiles and risk management processes at multiple levels — individual credits, industry groups, product groups and entire business segments of the Firm. Credit Risk Policy is also responsible for managing problem credits. Credit Risk Policy works jointly with Market Risk Management to address country risk, counterparty risk, risk measurement and capital allocation methodologies.

Global Credit Management has three functions: Credit Risk Management, Corporate Banking and the Credit Portfolio Group. The first two functions participate in client coverage and are responsible for approving and monitoring all credit exposures. Experienced credit officers make decisions to extend credit based on an evaluation of the counterparty’s creditworthiness and the type of credit arrangement. These officers consider the current and projected financial condition of the counterparty. Also considered are the covenants, collateral and protection available should the credit quality of the counterparty deteriorate. After credit is extended, credit officers and industry analysts, in collaboration with senior business managers, monitor the counterparty’s credit quality. In addition to ongoing review of counterparty financial data and documentation, the Credit Risk Management and Corporate Banking groups manage the formal client- and industry-based portfolio review processes. Senior credit officers regularly review current and potential exposure and compliance with limits on both individual counterparties and portfolios. The Credit Portfolio Group manages the Firm’s credit exposures resulting from both traditional lending and derivative trading activities.

45	J.P. Morgan Chase & Co./2002 Annual Report

Management’s discussion and analysis
J.P. Morgan Chase & Co.

Credit portfolio

JPMorgan Chase’s managed credit-related assets (including $30.7 billion of securitized credit cards) totaled $330 billion at December 31, 2002, an increase of 7% over year-end 2001. The growth reflects a 16% increase in managed consumer loans, offset by a 13% decline in commercial loans, and a 17% increase in derivative receivables. At December 31, 2002, managed consumer loans represented 47% of total managed credit-related assets, compared with 43% at December 31, 2001.

The following table presents a summary of managed credit-related information for the dates indicated:

			Nonperforming				Past due 90 days and		Average annual
As of or for the year ended	Credit exposure		assets(f)		Net charge-offs		over and accruing		net charge-off rate
December 31,
(in millions, except ratios)	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001

COMMERCIAL
Loans	$91,548	$104,864	$3,672	$1,997	$1,881	$982	$57	$35	1.93%	0.87%
Derivative receivables(a)	83,102	71,157	289	1,300	NA	NA	—	—	NA	NA
Other receivables(b)	108	—	108	—	NA	NA	NA	NA	NA	NA

Total commercial credit-related assets	174,758	176,021	4,069	3,297	1,881	982	57	35	1.93	0.87
Lending-related commitments	238,120	247,711	NA	NA	212	(3)	NA	NA	0.09	—

Total commercial credit exposure	$412,878	$423,732	$4,069	$3,297	$2,093	$979	$57	$35	0.62%	0.27%

CONSUMER
Loans — Reported	$124,816	$112,580	$521	$499	$1,795	$1,353	$473	$486	1.57%	1.27%
Loans — Securitized(c)	30,722	21,424	—	—	1,439	1,048	630	457	5.43	5.83

Total managed consumer loans	$155,538	$134,004	$521	$499	$3,234	$2,401	$1,103	$943	2.30%	1.92%

TOTAL CREDIT PORTFOLIO
Managed loans	$247,086	$238,868	$4,193	$2,496	$5,115	$3,383	$1,160	$978	2.15%	1.42%
Derivative receivables(a)	83,102	71,157	289	1,300	NA	NA	—	—	NA	NA
Other receivables(b)	108	—	108	—	NA	NA	NA	NA	NA	NA

Total managed credit-related assets	330,296	310,025	4,590	3,796	5,115	3,383	1,160	978	2.15	1.42
Commercial lending-related commitments	238,120	247,711	NA	NA	212	(3)	NA	NA	0.09	—
Assets acquired in loan satisfactions	NA	NA	190	124	NA	NA	NA	NA	NA	NA

Total credit portfolio	$568,416	$557,736	$4,780	$3,920	$5,327	$3,380	$1,160	$978	1.11%	0.69%

Credit derivative hedges notional(d)	$(33,767)	$(39,271)	$(66)	$(42)	NA	NA	$—	$—	NA	NA
Collateral held against derivatives(e)	(30,410)	(17,536)	—	—	NA	NA	—	—	NA	NA

(a)	Credit exposure and nonperforming assets include amounts related to the Enron surety receivables and letter of credit, which were the subject of litigation in 2001 and 2002. See page 50 for a further discussion.
(b)	Other receivables at December 31, 2002 represents the Enron-related letter of credit, which continues to be the subject of litigation and was classified in Other assets.
(c)	Represents securitized credit cards. For a further discussion of credit card securitizations, see page 23.
(d)	Represents hedges of commercial credit exposure that do not qualify for hedge accounting under SFAS 133.
(e)	Represents eligible collateral. Excludes credit enhancements in the form of letters of credit and surety receivables.
(f)	Nonperforming assets exclude nonaccrual loans held for sale (“HFS”) of $43 million and $138 million at December 31, 2002 and 2001, respectively. HFS loans are carried at the lower of cost or market and declines in value are recorded in Other revenue.

NA-Not applicable.

J.P. Morgan Chase & Co./2002 Annual Report	46

Commercial portfolio

Management of commercial credit risk begins with the individual client selection and evaluation process. The Firm monitors and evaluates industry risk profiles globally. Exposures in industries deemed to have increasing risk are more closely managed, both individually and in the aggregate. The Firm’s global strategy, particularly in emerging markets, is to focus on large, leading firms with cross-border financing needs.

Concentration management continues to be key in managing commercial credit risk. From the perspective of aggregate portfolio risk management, concentration management is addressed partly by the Firm’s established strategy of loan origination for distribution, and partly by the purchase of credit protection through credit derivatives and secondary market loan sales. The Firm manages concentrations by obligor, risk rating, industry, product and geography. As a result of a particularly difficult credit environment in 2002, the Firm placed increased emphasis on the management and further reduction of industry and single-name concentrations. The Firm established an exposure and capital threshold review process for single-name concentrations and enhanced its procedures to reduce single-name and industry concentrations. The Firm will continue to refine these credit risk management processes in 2003.

The Firm’s business strategy for its commercial portfolio remains one of origination for distribution, primarily for large corporate obligors. The majority of the Firm’s wholesale loan originations in IB continue to be distributed into the marketplace, with residual holds by the Firm averaging less than 10%. The commercial loan portfolio declined 13% in 2002, reflecting a combination of continued weak loan demand and charge-offs, as well as the Firm’s ongoing goal of reducing commercial credit exposure. In addition, the Firm’s SVA discipline discourages the retention of loan assets that do not generate a positive return above the cost of risk-adjusted capital. SVA remains a critical discipline in making loans and commitments, particularly when combined with other credit and capital management disciplines.

Markets for traditional credit products have become more liquid, with increased opportunities for risk management using credit derivatives and secondary market loan sales. The Firm will begin in 2003 to derive more of its assessment of credit risk capital from these market-based parameters which will, in turn, affect SVA. See the discussion on capital allocation on page 57.

Total commercial exposure (loans, derivatives and unfunded lending-related commitments) was $413 billion at December 31, 2002, compared with $424 billion at December 31, 2001. At year-end 2002, 80% of the Firm’s commercial credit exposure was considered investment-grade; only 1% of the total commercial credit exposure was nonperforming. This compares with 77% investment-grade exposure at year-end 2001; 0.8% of the total commercial credit exposure was nonperforming at that date.

Total commercial nonperforming assets were $4.1 billion at December 31, 2002 which included $337 million related to Enron. This represented an increase of $772 million from year-end 2001 and equaled 2% of the total commercial credit-related assets. The increase in nonperforming assets in 2002 was largely driven by loans in the telecommunications and related, cable and merchant energy and related sectors. Nonperforming assets related to Enron declined by $936 million, primarily as a result of the settlement of the Firm’s litigation with the surety providers.

Commercial loan net charge-offs in 2002 were $1.9 billion, compared with $1.0 billion in 2001. Charge-offs of commercial lending-related commitments were $212 million in 2002, compared with a net recovery of $3 million in 2001. The charge-off ratio for commercial loans was 1.93% in 2002 and 0.87% in 2001.

While the economic and associated credit environments are expected to remain challenging in 2003, the Firm does not anticipate commercial charge-offs in 2003 to reach 2002 levels.

Below are summaries of the maturity and risk profiles of the commercial portfolio as of December 31, 2002. The ratings scale is based on the Firm’s internal risk ratings and is presented on an S&P-equivalent basis.

Commercial exposure

	Maturity profile (a)				Risk profile

					Investment-grade			Noninvestment-grade
											Total % of
At December 31, 2002					AAA	A+	BBB+	BB+	CCC+		investment-
(in billions, except ratios)	<1 year	1-5 years	> 5 years	Total	to AA-	to A-	to BBB-	to B-	& below	Total	grade

Loans	45%	39%	16%	100%	$18	$10	$23	$30	$11	$92	55%
Derivative receivables	29	40	31	100	42	16	14	9	2	83	87
Lending-related commitments	62	34	4	100	82	80	46	26	4	238	87

Total exposure (b)	52%	36%	12%	100%	$142	$106	$83	$65	$17	$413	80%

Credit derivative hedges notional	39%	55%	6%	100%	$(9)	$(10)	$(10)	$(4)	$(1)	$(34)	85%

(a)	The maturity profile of loans and lending-related commitments is based upon remaining contractual maturity. The maturity profile of derivative receivables is based upon the estimated expected maturity profile net of the benefit of collateral.
(b)	Includes Enron-related letter of credit, which is the subject of litigation and was classified in Other assets.

47	J.P. Morgan Chase & Co./2002 Annual Report

Management’s discussion and analysis
J.P. Morgan Chase & Co.

Commercial exposure — selected industry concentrations

The Firm remains highly focused on diversifying its commercial exposure. The following table sets forth certain information related to the Firm’s commercial credit exposure (loans, derivatives and lending-related commitments):

			Risk profile of credit exposure

				Noninvestment-grade
								Credit
As of or for the year ended December 31, 2002	Credit	% of	Investment-		Criticized	Criticized	Net	derivative
(in millions, except ratios)	exposure(a)	total portfolio	grade	Noncriticized	performing	nonperforming(b)	charge-offs(c)	hedges(d)

Top 10 industries
Commercial banking	$44,494	10.8%	95%	$2,214	$8	$38	$42	$(8,275)
Finance companies	24,194	5.9	97	658	57	—	—	(1,950)
Investment management and private banking	18,041	4.4	73	4,617	84	105	60	—
Securities brokers, dealers, exchanges	17,913	4.3	91	1,528	16	—	—	(434)
Telecom and related industries	16,770	4.1	56	5,076	1,487	831	909	(1,319)
Investment and pension funds	14,164	3.4	81	2,603	26	27	13	—
State and municipal government	11,278	2.7	99	102	—	—	—	(671)
Central government	10,242	2.5	96	302	—	110	(2)	(1,926)
Oil and gas exploration and production	8,816	2.1	79	1,520	342	2	1	(946)
General merchants and retailers	8,553	2.1	65	2,720	197	55	54	(1,373)
Other selected industries
Automotive	8,402	2.0	71	2,120	320	1	(2)	(1,232)
Merchant energy and related industries	6,230	1.5	57	423	1,849	378	117	(830)
Cable	5,982	1.4	45	1,096	1,673	532	144	(367)
Airlines	2,955	0.7	70	823	46	14	69	(207)
All other(e)	214,844	52.1	78	39,179	6,404	1,976	688	(14,237)

Total	$412,878	100.0%	80%	$64,981	$12,509	$4,069	$2,093	$(33,767)

			Risk profile of credit exposure

				Noninvestment-grade
								Credit
As of or for the year ended December 31, 2001	Credit	% of	Investment-		Criticized	Criticized	Net	derivative
(in millions, except ratios)	exposure(a)	total portfolio	grade	Noncriticized	performing	nonperforming(b)	charge-offs(c)	hedges(d)

Top 10 industries
Commercial banking	$36,007	8.5%	90%	$3,470	$106	$26	$(2)	$(7,396)
Finance companies	23,550	5.6	97	753	71	—	14	(1,959)
Investment management and private banking	18,948	4.5	83	3,065	85	100	35	—
Securities brokers, dealers, exchanges	19,969	4.7	91	1,726	—	22	(1)	(524)
Telecom and related industries	20,430	4.8	55	7,047	1,906	236	312	(1,640)
Investment and pension funds	17,219	4.1	87	2,139	34	8	(4)	(290)
State and municipal government	10,339	2.4	94	602	—	—	—	(1,051)
Central government	9,581	2.3	96	341	23	11	6	(1,702)
Oil and gas exploration and production	8,824	2.1	71	2,575	8	9	8	(866)
General merchants and retailers	6,354	1.5	57	2,587	117	15	1	(1,123)
Other selected industries
Automotive	9,353	2.2	76	1,800	456	6	15	(1,151)
Merchant energy and related industries	5,609	1.3	69	1,669	93	—	—	(743)
Cable	5,017	1.2	40	2,893	102	39	—	(229)
Airlines	4,096	1.0	71	1,103	65	15	12	(373)
All other	228,436	53.8	73	52,559	6,848	2,810	583	(20,224)

Total	$423,732	100.0%	77%	$84,329	$9,914	$3,297	$979	$(39,271)

(a)	Credit exposure excludes risk participations and does not reflect the benefit of credit derivative hedges.
(b)	Nonperforming assets exclude nonaccrual HFS loans of $18 million and $96 million at December 31, 2002 and 2001, respectively. HFS loans are carried at the lower of cost or market and declines in value are recorded in Other Revenue.
(c)	Represents net charge-offs on loans and lending-related commitments. The amounts in parentheses represent net recoveries.
(d)	Represents notional amounts only; these hedges do not qualify for hedge accounting under SFAS 133.
(e)	Criticized exposure includes $1.17 billion of emerging-markets criticized performing exposure attributable to country risk and not industry or single-name risk. This exposure was included in noninvestment-grade noncriticized for industry reporting.

J.P. Morgan Chase & Co./2002 Annual Report	48

Selected industry discussion

•	Financial institutions — This group of industries includes Commercial banking, Finance companies and Securities brokers, dealers and exchanges, which are traditionally among the largest industry groups. The Firm is a market-leader in structuring derivatives for and lending to these sectors. In addition, at December 31, 2002, financial institutions represented 54% of the Firm’s derivatives counterparties in its trading transactions. Commercial exposure to this group of industries continues to be predominantly high-investment-grade. Of the approximately $30 billion in aggregate liquid collateral held by the Firm against all its derivatives contracts, approximately $18 billion supports contracts with the commercial banking industry.

•	Telecom and related industries — In 2002, the telecommunications industry worldwide was adversely affected by severe capital and liquidity constraints, and the Firm saw a concurrent deterioration in the risk profile of its credit portfolio in this sector, particularly in the third quarter. This resulted in exposures migrating to risk ratings deemed by the Firm to be criticized, and a higher level of nonperforming loans and charge-offs. During the year, the Firm reduced its exposure to this sector by 18% as a result of charge-offs of $909 million and by $2.75 billion of selective reductions in exposures. At year-end 2002, 56% of the Firm’s exposure to this sector was considered investment-grade; 5% of the total exposure was nonperforming. This compares with 55% investment-grade exposure at year-end 2001.

•	General merchants and retailers — The Firm’s larger exposures in this segment are to industry leaders. While exposure increased 35% in 2002, the increase was primarily to investment-grade obligors, with 65% of the total portfolio investment-grade as of year-end 2002.

•	Automotive — The Firm has historically viewed the automotive industry as cyclical and capital-intensive. In 2001, automotive companies began to experience cyclical pressure, exacerbated by the events of September 11, 2001. However, in 2002, auto sales remained strong, and these companies took the opportunity to access capital markets to supplement liquidity and strengthen their balance sheets. While total exposure to this industry is significant, a material portion of the exposure is to the largest automotive companies and is 80% undrawn. This portfolio was 71% investment-grade at December 31, 2002.

•	Merchant energy and related industries — The Firm experienced an acceleration in criticized loans in the merchant energy sector beginning in the third quarter of 2002 and accelerating into the fourth quarter. The Firm may experience an increase in nonperforming loans in this sector in 2003. At December 31, 2002, credit exposure in this sector was $6.2 billion (or approximately 1.5% of total commercial credit exposure), with 57% investment-grade.

•	Cable — The cable industry, particularly in Europe, was also adversely affected by severe capital and liquidity constraints in 2002. As a result, there was a concurrent deterioration in the risk profile of the Firm’s credit portfolio in this sector, evidenced by an increase in exposure deemed criticized and a higher level of nonperforming loans and charge-offs, which largely represented a migration within noninvestment-grade exposures. At December 31, 2002, 45% of the portfolio was investment-grade.

•	Airlines — This segment includes passenger airlines, airport authorities, courier services and other support activities related to air transportation. Both prior to and particularly in the aftermath of September 11, 2001, the airline industry experienced performance and financial deterioration. In response, the Firm reduced, and increasingly collateralized, its exposure to this sector. Credit exposure to this industry was reduced from $4.1 billion to $3.0 billion during 2002. At December 31, 2002, 70% of this portfolio was investment-grade.

•	All other — All other at December 31, 2002 included $45 billion of credit exposure to holding and investment companies, which was 91% investment-grade and comprised of exposures that are not highly correlated. Liquidity back-up facilities represented 35% of total credit exposure to the sector. This group includes trusts and estates, as well as special-purpose entities providing secured financing of accounts receivable originated by companies in a diverse group of industries. The remaining $170 billion of credit exposure is well diversified across over 50 other industries, with none comprising more than 2% of exposure; 74% of the $170 billion of credit exposure was investment-grade at December 31, 2002. Nonperforming assets comprised 0.9% of total All other exposure at December 31, 2002.

Commercial criticized exposure trends (a): (in billions)
		12/31/01	3/31/02	6/30/02	9/30/02	12/31/02

Emerging markets		$—	$—	$0.1	$1.2	$1.2
Merchant Energy		0.1	0.1	0.4	1.6	2.2
Cable		0.1	0.3	1.3	2.1	2.2
Telecom & related		2.1	2.7	2.4	3.2	2.3
All other		9.8	9.3	8.6	8.6	8.4
	Total	12.1	12.4	12.8	16.7	16.3

(a) Enron-related surety receivables and a letter of credit were excluded for all periods to present a normalized trend.

49	J.P. Morgan Chase & Co./2002 Annual Report

Management’s discussion and analysis
J.P. Morgan Chase & Co.

Exposures deemed criticized generally represent a risk profile similar to a rating of CCC+/Caa1 or lower. Of the total $16.6 billion in criticized exposure as of year-end 2002, representing 4% of total commercial credit exposure, $4.1 billion was non-performing. The telecom and related, cable and merchant energy and related sectors represented, in the aggregate, $6.8 billion, or 41%, of total criticized exposure, but only 1.6% of total commercial credit exposure. The balance of the criticized exposure represented exposures diversified across a large number of customers, with limited industry concentration.

Enron-related exposure

The Firm’s exposure to Enron and Enron-related entities was reduced by $1.38 billion during 2002, from $2.06 billion at December 31, 2001 to $688 million at December 31, 2002. In January 2003, the Firm settled its surety-bond litigation with 11 insurance companies for 60% of the principal amount of the bonds and received a cash payment of $502 million and unsecured claims valued at $75 million (or 13% of face value). In connection with the settlement, the Firm charged off an aggregate $395 million relating to the remaining exposure on the prepaid forward contracts and on a prepaid forward contract that is backed by a letter of credit that is the subject of continuing litigation. The Firm has reclassified the remaining value of the derivative contracts covered by the surety bonds and the $75 million in unsecured claims as Trading assets. In addition to these write-downs and charge-offs, during 2002, $76 million of other Enron-related exposure was charged-off or written-down and $402 million of Enron-related assets were sold or matured, including $125 million of debtor-in-possession financing exposure which matured without being drawn.

At December 31, 2002, the Firm’s Enron-related exposure was as follows:

Enron-related exposure (a)

December 31, 2002 (in millions)	Secured	Unsecured	Total

Trading assets	$2	$163	$165
Loans	218	66	284
Other assets	—	108	108
Lending-related commitments	131	—	131

Total exposure	$351	$337	$688

(a)	Enron-related exposure at December 31, 2002 takes into account the surety settlement on January 2, 2003.

Of the $131 million in lending-related commitments, $125 million relates to debtor-in-possession financing. The $108 million in Other assets relates to the Enron-related letter of credit that is the subject of litigation. Trading assets (both performing and nonperforming) are carried at fair value. Secured loans are performing and are reported on an amortized cost basis. All unsecured amounts are nonperforming; nonperforming loans have been written down to reflect management’s estimate of current recoverable value, and nonperforming other assets are being carried at their current estimated realizable value in accordance with SFAS 5.

Derivative contracts

In the normal course of business, the Firm utilizes derivative instruments to meet the needs of customers, generate revenues through trading activities, manage exposure to fluctuations in interest and currency rates and manage its own credit risk. The Firm uses the same credit risk management procedures to assess and approve potential credit exposures when entering into derivative transactions as those used for traditional lending.

The following table summarizes the aggregate notional amounts and derivative receivables (i.e., the mark-to-market or fair value of the derivative contract after taking into account the effects of legally enforceable master netting agreements) at each of the dates indicated:

Notional amounts and derivative receivables

	Notional amounts (a)		Derivative receivables (b)

December 31, (in billions)	2002	2001	2002	2001

Interest rate contracts (c)	$23,591	$19,085	$55	$41
Foreign exchange contracts (c)	1,505	1,636	7	10
Equity	307	284	13	12
Credit derivatives	366	262	6	3
Commodity (d)	36	36	2	5

Total notional and credit exposures	$25,805	$21,303	$83	$71

(a)	The notional amounts represent the gross sum of long and short third-party notional derivative contracts.
(b)	Represents the amount of derivative receivables on the balance sheet after the impact of master netting agreements.
(c)	Gold bullion notional amounts were $41 billion and $42 billion at December 31, 2002 and 2001, respectively. The corresponding derivative receivables (before the impact of master netting agreements) were $2.6 billion and $5.3 billion at December 31, 2002 and 2001, respectively. The corresponding derivative payables were $2.0 billion and $5.1 billion at December 31, 2002 and 2001, respectively. At December 31, 2002, the VAR related to the Firm’s gold trading position was $1.4 million.
(d)	Energy-related notional amounts, including written options, were $39 billion and $41 billion at December 31, 2002 and 2001, respectively. The corresponding derivative receivables (before the impact of master netting agreements) were $2.8 billion and $4.3 billion at December 31, 2002 and 2001, respectively. The corresponding derivative payables were $1.9 billion and $2.8 billion at December 31, 2002 and 2001, respectively. At December 31, 2002, the VAR related to the Firm’s energy-related trading positions was $1.4 million.

J.P. Morgan Chase & Co./2002 Annual Report	50

The $26 trillion of notional principal of the Firm’s derivative contracts outstanding at December 31, 2002, significantly exceeds the possible credit losses that could arise from such transactions. For most derivative transactions, the notional principal amount does not change hands; it is simply used as a reference to calculate payments. In terms of current credit risk exposure, the appropriate measure of risk is the mark-to-market (“MTM”) value of the contract. The MTM exposure represents the cost to replace the contracts at current market rates should the counterparty default. When JPMorgan Chase has more than one transaction outstanding with a counterparty, and a legally enforceable master netting agreement exists with the counterparty, the net MTM exposure, less collateral held, represents, in the Firm’s view, the appropriate measure of current credit risk with that counterparty as of the reporting date. At December 31, 2002, the MTM value of derivatives receivables (after taking into account the effects of master netting agreements) was $83 billion. Further, after taking into account $30 billion of collateral held by the Firm, the net current credit exposure was $53 billion.

While useful as a current view of credit exposure, the net MTM value of the derivatives receivable does not capture the potential future variability of that credit exposure. To capture the potential future variability of credit exposure, the Firm measures, on a client-by-client basis, both the worst-case, or peak, future credit risk (at a 97.5% confidence level), as well as the expected credit risk. However, the total potential future credit risk embedded in the Firm’s derivatives portfolio is not the simple sum of all peak or expected client credit risks. This is because, at the portfolio level, credit risk is reduced by the fact that when offsetting transactions are done with separate counterparties, only one of the two trades can generate a credit loss even if both counterparties were to default simultaneously. The Firm refers to this effect as market diversification.

The Firm defines the “market-diversified peak” as the maximum loss (estimated at the 97.5% confidence level) that would occur if all counterparties were to default over a one-year time horizon without any recovery. The market-diversified peak, after taking into account both collateral and netting, was approximately $57 billion at December 31, 2002. Since, generally, all counterparties will not default at once nor all default when their exposures are at peak levels, this is a conservative measure, in the Firm’s view, of its potential future derivatives credit risk.

The MTM value of the Firm’s derivative receivables incorporates an adjustment to reflect the credit quality of counterparties. This is called the Credit Valuation Adjustment (“CVA”) and was $1.3 billion as of December 31, 2002, compared with $1.2 billion at December 31, 2001. The CVA is based on the expected future exposure (incorporating netting and collateral) to a counterparty, and on the counterparty’s credit spread in the credit derivatives market. The primary components of changes in CVA are credit spreads, new deal activity, deal unwinds and changes in the interest rate, equity, foreign exchange or commodity environment. The CVA increase in 2002 was primarily due to derivative receivables, which increased as a result of a drop in U.S. interest rates, increased interest rate volatility and widening of credit spreads during the year.

The Firm believes that dynamic risk management is essential to controlling the credit risk in the derivatives portfolio. The Firm hedges components of the CVA change by entering into credit derivative transactions as well as interest rate, foreign exchange, equity and commodity derivatives transactions when client deals are originated. These hedges are rebalanced as market conditions dictate, driven primarily by changes in the counterparties’ credit quality. If counterparty credit risk increases, the CVA increases to reflect the increased likelihood that the client will not perform. Correspondingly, the required market hedges to protect against subsequent credit-quality deterioration increase. The net impact of the change in CVA, plus the result of all forms of related hedging activity, is accounted for in Trading revenue and was not material to the overall trading results of the Firm for the year.

At December 31, 2002, 52% of the Firm’s counterparties in derivative transactions were investment-grade financial institutions, most of which are dealers in these products. The investment-grade portion of the derivative receivables was 87% at December 31, 2002. Nonperforming derivative receivables at December 31, 2002, were $289 million, compared with $1.3 billion at December 31, 2001. This decrease of $1.0 billion primarily related to the settlement of the Enron surety litigation.

51	J.P. Morgan Chase & Co./2002 Annual Report

Management’s discussion and analysis
J.P. Morgan Chase & Co.

The table below summarizes the risk profile, as of December 31, 2002, of the Firm’s balance sheet exposure to derivative contracts, net of cash and other highly liquid collateral:

Rating equivalent	Exposure net	% of exposure
(in millions)	of collateral (a)	net of collateral

AAA to AA-	$25,560	49%
A+ to A-	8,668	16
BBB+ to BBB-	9,467	18
BB+ to B-	7,440	14
CCC+ and below	1,557	3

Total	$52,692	100%

(a)	Total derivative receivables exposure and collateral held by the Firm against this exposure were $83 billion and $30 billion, respectively. The $30 billion excludes $2.7 billion of collateral delivered by clients at the initiation of transactions; this collateral secures exposure that could arise in the existing portfolio of derivatives should the MTM of the clients’ transactions move in the Firm’s favor. The $30 billion also excludes credit enhancements in the form of letters of credit and surety receivables.

Approximately two-thirds of the Firm’s derivatives transactions have associated collateral agreements, and collateralization as a primary form of credit risk mitigation continues to increase. The Firm held $30 billion of collateral as of December 31, 2002, compared with $20 billion as of December 31, 2001. The Firm posted $19 billion of collateral at year-end 2002, compared with $11 billion at the end of 2001. The increases were driven largely by the drop in U.S. interest rates and by new collateral agreements. In addition, derivative and collateral agreements include provisions that require both the Firm and the counterparty, upon specified downgrades in their respective credit ratings, to post collateral for the benefit of the other party. The impact on required collateral of a single-notch ratings downgrade to JPMorgan Chase Bank from its current rating of AA- to A+ would have been an additional $1.2 billion of collateral as of December 31, 2002. The impact of a six-notch ratings downgrade to JPMorgan Chase Bank (from AA- to BBB-) would have been $3.7 billion of additional collateral from current levels as of December 31, 2002. The amount of additional collateral required upon downgrade moves in tandem with the mark-to-market value of the derivatives portfolio and ranged from $2.6 billion to $3.8 billion through 2002 (related to a six-notch downgrade), as the level of U.S. interest rates changed. Moreover, certain derivatives contracts also provide for termination of the contract, generally upon JPMorgan Chase Bank being downgraded, at the then-existing mark-to-market value of the derivative receivables.

Use of credit derivatives

The following table presents the notional amounts of credit derivatives protection bought and sold at December 31, 2002:

Credit derivatives activity

	Portfolio management		Dealer/Client

	Notional amount		Notional amount

	Protection	Protection	Protection	Protection
(in millions)	bought	sold	bought	sold	Total

	$34,262 (a)	$495	$158,794	$172,494	$366,045

(a)	Includes $10.1 billion of portfolio credit derivatives, of which $8 billion matures by June 30, 2003.

JPMorgan Chase has limited counterparty exposure as a result of credit derivatives transactions. Of the $83 billion of total derivative receivables at December 31, 2002, approximately $5.5 billion, or 7%, was associated with credit derivatives, before the benefit of collateral. The use of derivatives to manage exposures does not reduce the reported level of assets on the balance sheet or the level of reported off-balance sheet commitments.

Portfolio management activity

JPMorgan Chase’s commercial credit portfolio is composed of credit exposures to clients arising from both lending and derivatives activities. In managing this portfolio, single-name and portfolio credit derivatives are purchased by the Credit Portfolio Group to hedge these exposures. As of December 31, 2002, the notional outstanding of protection purchased via single-name and portfolio credit derivatives was $24 billion and $10 billion, respectively. The Firm also diversifies its exposures by providing (i.e., selling) small amounts of credit protection, which increases exposure to industries or clients where the Firm has little or no client-related exposure. This activity is not material to the Firm’s overall credit exposure, and credit protection sold totaled less than $500 million in notional exposure at December 31, 2002.

Single-name and portfolio credit derivatives	Notional amount of
December 31, 2002 (in millions)	protection bought

Loans and lending-related commitments	$25,222
Derivative receivables	9,040

Total	$34,262

JPMorgan Chase’s utilization of credit derivatives for its portfolio management activities related to loans and lending-related commitments does not qualify for hedge accounting under SFAS 133. These derivatives are marked-to-market in Trading revenue, whereas the loans and lending-related commitments being hedged are accounted for on an accrual basis in Net interest income. This asymmetry in accounting treatment between loans and lending-related commitments and the derivatives utilized

J.P. Morgan Chase & Co./2002 Annual Report	52

in the portfolio management activities causes earnings volatility that is not representative of the true changes in value of the Firm’s overall credit exposures. The mark-to-market treatment of both the Firm’s derivatives hedges (“short” credit positions) and derivatives counterparty exposure (“long” credit positions) provide some natural offset of each other. Included in Trading revenue are gains of $127 million in 2002 related to credit derivatives that were used to hedge the Firm’s credit exposure. Of the $127 million, approximately $94 million was associated with credit derivatives used to hedge accrual lending activities. Trading revenues incorporate both the cost of hedge premiums and changes in value due to spread movements and credit events.

Dealer/client activity

JPMorgan Chase’s dealer activity in credit derivatives is client-driven. The business acts as a market maker in single-name credit derivatives and also structures more complex transactions for clients’ investment or risk management purposes. The credit derivatives trading function operates within the same framework as other market-making desks. Risk limits are established and closely monitored.

As of December 31, 2002, the total notional amounts of protection purchased and sold by the dealer business were $159 billion and $172 billion, respectively. The mismatch between these notional amounts is attributable to the Firm selling protection on large, diversified, predominantly investment-grade portfolios (including the most senior tranches), and then hedging these positions by buying protection on the more subordinated tranches of the same portfolios. In addition, the Firm may use securities to hedge certain derivative positions. Consequently, while there is a mismatch in notional amounts of credit derivatives, the risk positions are largely matched. The amount of credit risk contributed by the Firm’s credit derivatives dealer activity is immaterial in the context of JPMorgan Chase’s overall credit exposures.

Country exposure

The Firm has a comprehensive process for measuring and managing its country exposures and risk. Exposures to a country include all credit-related lending, trading and investment activities, whether cross-border or locally funded.

The table below presents JPMorgan Chase’s exposure to selected countries. This disclosure is based on management’s view of country exposure. Exposure amounts are adjusted for credit enhancements (e.g., guarantees and letters of credit) provided by third parties located outside the country if the enhancements fully cover the country risk, as well as the commercial risk. Total exposure includes exposure to both government and private-sector entities in a country.

While exposure to Mexico fluctuates as a result of trading activities, the decrease over the prior year was primarily due to loan maturities and reductions in counterparty exposure on derivatives. The decrease in exposure to Brazil over the prior year-end was due to reductions in loans and derivative exposures, as well as reductions in local government trading positions. Reductions in Argentina were due to a combination of maturities and write-downs. Exposure to Venezuela increased modestly as a result of trading positions.

Selected country exposure

	At December 31, 2002
							At December 31,
	Cross-border						2001
					Total	Total	total
(in billions)	Lending (a)	Trading (b)	Other (c)	Total	local (d)	exposure	exposure

Mexico	$1.0	$0.6	$0.2	$1.8	$0.4	$2.2	$2.6
Brazil	0.5	0.3	1.2	2.0	0.1	2.1	3.3
Argentina (e)	0.2	0.1	0.1	0.4	—	0.4	0.6
Venezuela	0.2	0.2	—	0.4	—	0.4	0.3

Japan	2.5	2.3	0.7	5.5	3.9	9.4	10.7
South Korea	0.9	0.6	0.3	1.8	0.9	2.7	3.1
Hong Kong	0.7	0.3	1.2	2.2	—	2.2	2.1
Indonesia	0.2	0.1	—	0.3	0.1	0.4	0.6

South Africa	0.3	0.2	0.1	0.6	—	0.6	0.7

Saudi Arabia	0.6	0.2	—	0.8	—	0.8	0.7

(a)	Lending includes loans and accrued interest receivable, interest-bearing deposits with banks, acceptances, other monetary assets, issued letters of credit, and undrawn commitments to extend credit.
(b)	Trading includes (1) issuer exposure on cross-border debt and equity instruments, held in both trading and investment accounts, adjusted for the impact of issuer hedges, including credit derivatives; and (2) counterparty exposure on derivative and foreign exchange contracts as well as security financing trades (resale agreements and securities borrowed).
(c)	Other represents mainly local exposure funded cross-border.
(d)	Local exposure is defined as exposure to a country denominated in local currency, booked and funded locally.
(e)	Trading exposure at December 31,2002 to Argentina is net of credit protection provided by third-party insurers in the form of surety bonds valued at $157 million against performing derivative trades.

53	J.P. Morgan Chase & Co./2002 Annual Report

Management’s discussion and analysis
J.P. Morgan Chase & Co.

Consumer portfolio

Consumer credit risk management uses sophisticated portfolio modeling, credit scoring and decision-support tools to project credit risks and establish underwriting standards. Risk parameters are established in the early stages of product development, and the cost of credit risk is an integral part of product pricing and evaluating profit dynamics. Consumer portfolios are monitored to identify deviations from expected performance and shifts in patterns of consumer behavior.

JPMorgan Chase’s consumer portfolio consists primarily of mortgages, credit cards and auto financings. This portfolio is predominantly U.S.-based and continues to be geographically well-diversified. The Firm’s managed consumer portfolio totaled $156 billion at December 31, 2002, an increase of $22 billion, or 16%, from 2001. The pie graph to the right provides a summary of the consumer portfolio by loan type at year-end 2002 and each loan type’s charge-off rate. The Firm’s largest component, residential mortgage loans, comprised 41% of the total consumer portfolio and is primarily secured by first mortgages.

		Charge-off rate:
Consumer managed loan portfolio:		2002	2001

Residential mortgage	41%	0.10%	0.09%
Credit card managed	32%	5.87%	5.45%
Auto	22%	0.57%	0.59%
Other consumer	5%	2.41%	2.17%

The following table presents managed consumer credit-related information for the dates indicated:

	Credit-related		Nonperforming				Past due 90 days and		Average annual
As of or for the year ended	loans		assets (c)		Net charge-offs		over and accruing		net charge-off rate
December 31,
(in millions, except ratios)	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001

Consumer:
U.S. consumer:
1–4 family residential mortgages- first liens	$49,357	$47,786	$259	$233	$49	$42	$—	$—	0.11%	0.09%
Home equity	14,643	11,644	53	47	7	8	—	—	0.05	0.07

1–4 family residential mortgages	64,000	59,430	312	280	56	50	—	—	0.10	0.09
Credit card — reported	19,677	19,387	15	22	1,389	990	451	449	6.42	5.09
Credit card securitizations (a)	30,722	21,424	—	—	1,439	1,048	630	457	5.43	5.83

Credit card — managed	50,399	40,811	15	22	2,828	2,038	1,081	906	5.87	5.45
Auto financings	33,615	25,667	118	118	161	137	—	1	0.57	0.59
Other consumer (b)	7,524	8,096	76	79	189	176	22	36	2.41	2.17

Total managed consumer loans	$155,538	$134,004	$521	$499	$3,234	$2,401	$1,103	$943	2.30%	1.92%

(a)	Represents the portion of JPMorgan Chase’s credit card receivables that have been securitized.
(b)	Consists of installment loans (direct and indirect types of consumer finance), student loans, unsecured revolving lines of credit and non-U.S. consumer loans.
(c)	Nonperforming assets exclude consumer nonaccrual loans HFS of $25 million and $42 million at December 31, 2002 and 2001, respectively. HFS loans are carried at the lower of cost or market, and declines in value are recorded in Other revenue.

J.P. Morgan Chase & Co./2002 Annual Report	54

Loans for 1—4 family residential mortgages increased 8% during 2002 on increased originations. While net charge-offs for 2002 increased $6 million, or 12%, over the prior year, the 2002 net charge-off rate remained low at 0.10%, reflecting the continued strong credit quality of the portfolio. At December 31, 2002, the Firm had $1.8 billion of subprime residential mortgage loans, of which $1.3 billion were held for sale.

The Firm analyzes its credit card portfolio on a “managed” basis, which includes credit card receivables on the balance sheet and those that have been securitized. Managed credit card receivables increased by $9.6 billion, or 23% during 2002. Approximately $6.9 billion of this growth arose from the acquisition of the Providian Master Trust in February 2002. The managed net charge-off ratio of 5.87% was 42 basis points higher than in 2001. The increase in the net charge-off rate was a result of higher consumer bankruptcy levels as well as higher contractual losses (i.e., losses on accounts not bankrupt), due, in large part, to the credit characteristics of the Providian portfolio; these losses were therefore anticipated at the time of the portfolio acquisition.

Auto finance receivables grew by 31% to approximately $34 billion, while the net charge-off rate improved slightly from 0.59% to 0.57% in 2002.

In the consumer sector, the Firm currently anticipates higher charge-offs in 2003 resulting from increases in loans outstanding; charge-off rates are anticipated to be similar to those experienced in 2002.

U.S. managed consumer loans by region (a):
Southwest	4%
California	17%
Northeast	17%
New York	16%
Midwest	14%
Texas	8%
Southeast	17%
West	7%
(a) Based on U.S. residential mortgage, managed credit card and auto financing loans.

Consumer loans by geographic region (a)

	Residential		Managed credit		Auto
	mortgage loans		card loans		financings

December 31, (in millions)	2002	2001	2002	2001	2002	2001

New York City	$12,026	$6,638	$3,007	$2,431	$2,801	$2,244
New York (excluding New York City)	2,452	4,976	3,002	2,426	936	868
Remaining Northeast	10,053	8,954	8,817	7,143	7,206	5,651

Total Northeast	24,531	20,568	14,826	12,000	10,943	8,763
Southeast	9,531	8,164	9,589	7,800	5,467	4,463
Midwest	4,834	4,060	9,654	7,901	5,839	3,668
Texas	3,978	3,566	4,336	3,434	3,877	3,495
Southwest (excluding Texas)	1,661	1,428	2,399	1,952	1,181	931
California	14,501	16,820	6,229	5,065	4,748	3,370
West (excluding California)	4,964	4,824	3,366	2,659	1,560	977
Non-U.S.	12	506	—	7	—	38

Total	$64,012	$59,936	$50,399	$40,818	$33,615	$25,705

(a)	This table excludes other consumer loans of $7.51 billion and $7.55 billion at December 31, 2002 and 2001, respectively.

55	J.P. Morgan Chase & Co./2002 Annual Report

Management’s discussion and analysis
J.P. Morgan Chase & Co.

Allowance for credit losses

JPMorgan Chase’s allowance for credit losses is intended to cover probable credit losses, including those in which the asset is not specifically identified or the size of the loss has not been fully determined. At least quarterly, the Firm’s Risk Management Committee reviews the allowance for credit losses relative to the risk profile of the Firm’s credit portfolio and current economic conditions. The allowance is adjusted based on that review if, in management’s judgment, changes are warranted. The allowance includes specific and expected loss components and a residual component. For further discussion of the components of the allowance for credit losses, see Critical accounting estimates used by the Firm on pages 65–66 and Note 10 on page 82. At December 31, 2002, management deemed the allowance for credit losses to be adequate to absorb losses that currently may exist but are not yet identifiable.

Loans

The commercial specific loss component of the allowance was $1.60 billion at December 31, 2002, an increase of $547 million, or 52%, from year-end 2001. The increase was primarily attributable to the deterioration in commercial loans related to the telecommunications and related industries and cable sectors, which led to an increase in criticized and nonperforming loans.

The commercial expected loss component of the allowance was $613 million at December 31, 2002, a decrease of $55 million, or 8%, from year-end 2001. The decrease reflected a reduction in the amount, and an improvement in the average quality, of the noncriticized portion of the loan portfolio.

The consumer expected loss component of the allowance was $2.36 billion at December 31, 2002, an increase of $255 million, or 12%, from year-end 2001. The increase was primarily attributable to the acquisition of the Providian portfolio by Cardmember Services. This increase was partially offset by a reduction in the amount of retained credit card loans (excluding those in the Providian portfolio) and a reduction in expected loss rates in the Auto Finance portfolio as a result of improved delinquency rates.

The residual component of the allowance was $774 million at December 31, 2002, an increase of $79 million, or 11%, from year-end 2001. Management views the residual component as necessary to address uncertainties at December 31, 2002, primarily in the commercial portfolio. At December 31, 2002, the residual component represented approximately 14% of the total allowance for loan losses, within the Firm’s target range of between 10% and 20%.

Summary of changes in the allowance

	2002					2001

(in millions)	Commercial		Consumer	Residual	Total	Commercial	Consumer	Residual	Total

Loans:
Beginning balance at January 1	$1,724		$2,105	$695	$4,524	$1,521	$1,444	$700	$3,665
Net charge-offs	(1,881)		(1,795)	—	(3,676)	(982)	(1,353)	—	(2,335)
Provision for loan losses	2,371		1,589	79	4,039	1,176	2,014	(5)	3,185
Other	2		461	—	463	9	—	—	9

Ending balance at December 31	$2,216	(a)	$2,360	$774	$5,350	$1,724 (a)	$2,105	$695	$4,524

Lending-related commitments:
Beginning balance at January 1	$226		$—	$56	$282	$250	$—	$33	$283
Net charge-offs	(212)		—	—	(212)	3	—	—	3
Provision for lending-related commitments	309		—	(17)	292	(26)	—	23	(3)
Other	1		—	—	1	(1)	—	—	(1)

Ending balance at December 31	$324	(b)	$—	$39	$363	$226 (b)	$—	$56	$282

(a)	Includes $1.60 billion and $613 million of commercial specific and commercial expected loss components, respectively, at December 31, 2002. Includes $1.06 billion and $668 million of commercial specific and commercial expected loss components, respectively, at December 31, 2001.
(b)	Includes $237 million and $87 million of commercial specific and commercial expected loss components, respectively, at December 31, 2002. Includes $143 million and $83 million of commercial specific and commercial expected loss components, respectively, at December 31, 2001.

Credit costs

	2002				2001
For the year ended December 31
(in millions)	Commercial	Consumer	Residual	Total	Commercial	Consumer	Residual	Total

Provision for loan losses	$2,371	$1,589	$79	$4,039	$1,176	$2,014	$(5)	$3,185
Provision for lending-related commitments	309	—	(17)	292	(26)	—	23	(3)
Securitized credit losses	—	1,439	—	1,439	—	1,048	—	1,048

Total managed credit costs	$2,680	$3,028	$62	$5,770	$1,150	$3,062	$18	$4,230

J.P. Morgan Chase & Co./2002 Annual Report	56

Lending-related commitments

To provide for the risk of loss inherent in the credit-extension process, management also computes specific and expected loss components as well as a residual component for lending-related commitments. This is computed using a methodology similar to that used for the loan portfolio, modified for expected maturities and probabilities of drawdown. The allowance increased due to deterioration in the criticized portion of the Firm’s lending-related commitments. In 2002, the Firm charged-off $212 million of a lending-related commitment to one obligor in the telecommunications and related industry segment.

Capital allocation for credit risk

Unexpected credit losses drive the allocation of credit risk capital by portfolio segment. In the commercial portfolio, capital allocations are differentiated by risk rating, loss severity, maturity and correlations. Within the consumer businesses, capital allocations are differentiated by product and by product segment.

For the commercial portfolio, the Firm in 2003 will begin aligning its assessment of credit risk capital to correspond more closely to market conditions, both at the time of the credit extension and on an ongoing basis. This is intended to facilitate risk management, by taking advantage of the growing market in credit derivatives and secondary market loan sales, and to encourage earlier action in the event of market deterioration. In determining the amount of credit risk capital that should be associated with credit exposures, the Firm will emphasize current, market-based estimates of default likelihood and credit deterioration implied from credit spreads and equity prices, rather than historical averages. Concurrently, the Firm will assess the valuation impact of credit deterioration as well as anticipated losses associated with default.

Depending on market conditions, the assessment of credit risk capital is expected to vary with changes in credit spreads in the market. The new methodology is expected to increase the amount of credit risk capital allocated to the commercial portfolio. This expected increase in credit risk capital will be partially offset by methodology changes to operating risk capital (see the discussion on Capital allocation for operational and business risk on page 64). The Firm will also continue to refine in 2003 its processes for establishing credit exposure limits for industry and single-name concentrations, including investment-grade obligors.

For the consumer portfolio, consumer products are placed into categories with homogenous credit characteristics, from which default rates and charge-offs can be estimated. The credit risk capital to be allocated is based on the unexpected loss inherent in those segments.

57	J.P. Morgan Chase & Co./2002 Annual Report

Management’s discussion and analysis
J.P. Morgan Chase & Co.

Market risk management

Market risk represents the potential loss in value of portfolios and financial instruments caused by movements in market variables, such as interest and foreign-exchange rates, credit spreads, and equity and commodity prices. JPMorgan Chase employs comprehensive, rigorous processes intended to measure, monitor, and control market risk.

Risk management processes

Market Risk Management is an independent corporate governance function that identifies, measures, monitors and controls market risk. It seeks to facilitate efficient risk/return decisions and to reduce volatility in operating performance by making the Firm’s market risk profile transparent to senior management, the Board of Directors and regulators.

Market Risk Management reports to the Vice Chairman for Finance, Risk Management, and Administration. Within the group, individual coverage teams are assigned to particular businesses and have expertise in the types of risk specific to those businesses. Each team is responsible for measuring, monitoring, and controlling market risk for its business.

In addition to the coverage teams, two groups are managed under a joint mandate with Credit Risk Policy. One group is responsible for country risk and counterparty risk. The second group develops the methodologies for measuring risk and allocating market and credit risk capital throughout the Firm.

Finally, the Policy Reporting and Analysis group within Market Risk Management is responsible for developing the policies that control the market risk management processes and for aggregating, interpreting, and distributing market risk-related information throughout the Firm.

There are other groups reporting to the Vice Chairman with some responsibility for managing market risk. For example, within the Finance area, the Valuation Control Group is responsible for ensuring the accuracy of the valuations of all positions taken within IB.

Management of market risk is not, however, confined to a central organization. Business units are expected to maintain strong risk discipline at all levels. Trading businesses, for example, have functions that act independently from trading personnel and are responsible for verifying risk exposures taken within their businesses. In addition, businesses are expected to report exposures which may be unusually large or may not fit existing risk measurement methodologies.

Risk measurement

Because no single measure can reflect all aspects of market risk, the Firm uses several measures, both statistical and nonstatistical, including:

•	Statistical risk measures

–	Value-at-Risk (“VAR”)

–	Risk identification for large exposures (“RIFLE”)

•	Nonstatistical risk measures

–	Economic value stress tests

–	Net interest income stress tests

–	Other measures of position size and sensitivity to market moves

Value-at-Risk

JPMorgan Chase’s statistical risk measure, VAR, gauges the dollar amount of potential loss from adverse market moves in an ordinary market environment and provides a consistent cross-business measure of risk profiles and levels of risk diversification. VAR is used to compare risks across businesses, to monitor limits and to allocate economic capital. In a normal trading environment, VAR provides risk transparency to senior management, business heads, regulators and investors.

Each business day, the Firm undertakes a comprehensive VAR calculation that includes its trading, investment, and asset/liability (“A/L”) management activities. JPMorgan Chase’s VAR calculation is highly granular, comprising more than 500,000 positions and 200,000 pricing series (e.g., securities prices, interest rates, foreign-exchange rates). For a large portion of its exposure, the Firm has implemented full-revaluation VAR, which, management believes, generates more accurate results.

To calculate VAR, the Firm uses historical simulation, which measures risk across instruments and portfolios in a consistent, comparable way. This approach assumes that historical changes in market values are representative of future changes. The simulation is based on data for the previous 12 months.

Key terms:

•	VAR: Worst-case loss expected within the confidence level; while larger losses are possible, they have a correspondingly low probability of actually occurring

•	Full-revaluation VAR: Method that prices each financial instrument separately, based on the actual pricing models used by the lines of business; compared with sensitivity-based VAR, which only approximates the impact of market moves on financial instrument prices

•	Back-testing: Validating a model by comparing its predictions with actual results

•	Confidence level: The probability that actual losses will not exceed estimated VAR; the greater the confidence level, the higher the VAR

J.P. Morgan Chase & Co./2002 Annual Report	58

All statistical models involve a degree of uncertainty, depending on the assumptions they employ. The Firm prefers historical simulation because it involves fewer assumptions about the distribution of portfolio losses than parameter-based methodologies. In addition, the Firm regularly assesses the quality of the market data, since their accuracy is critical to computing VAR.

Nevertheless, to the extent that VAR is largely based on historical market data, it may not accurately reflect future risk during environments in which market volatility is changing. In addition, the VAR measure on any particular day is not indicative of future risk levels, since positions and market conditions may both change over time.

Aggregate portfolio

	For the year 2002				For the year 2001

	Average	Minimum	Maximum	At	Average	Minimum	Maximum	At
(in millions)	VAR	VAR	VAR	December 31	VAR	VAR	VAR	December 31

Trading portfolio:
Interest rate	$67.7	$50.5	$97.9	$64.2	$51.1	$26.1	$97.1	$85.3
Foreign exchange	11.6	4.4	21.2	18.4	7.4	3.9	16.9	8.7
Equities	14.4	5.4	32.7	8.4	21.6	8.9	36.9	10.7
Commodities	3.6	1.6	13.3	1.9	5.2	2.5	13.9	13.7
Fund investment	3.2	2.5	3.6	3.2	3.1	2.5	4.2	3.5
Less: portfolio diversification	(28.9)	NM	NM	(32.3)	(21.0)	NM	NM	(28.6)

Total trading VAR	71.6	56.9	99.3	63.8	67.4	48.1	103.8	93.3
Investment portfolio and A/L activities(a)	97.1	68.3	139.0	107.5	107.2	79.8	143.9	130.7
Less: portfolio diversification	(48.4)	NM	NM	(60.0)	(45.4)	NM	NM	(84.2)

Total VAR(b)	$120.3	$87.6	$160.2	$111.3	$129.2	$98.2	$174.0	$139.8

(a)	Substantially all of the risk is interest rate-related.
(b)	Amounts exclude VAR related to the Firm’s private equity business. For a discussion of Private equity risk management, see page 65.
NM-	Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect. In addition, JPMorgan Chase’s average and period-end VARs are less than the sum of the VARs of its market risk components due to risk offsets resulting from portfolio diversification.

The Firm calculated the VAR numbers reported above using a one-day time horizon and a 99% confidence level. This means the Firm would expect to incur losses greater than predicted by VAR estimates only once in every 100 trading days, or about 2.5 times a year. In 2002, there were no days on which actual Firm-wide market risk-related losses exceeded corporate VAR, a result which does not differ significantly from the 99% confidence level.

Although no single risk statistic can reflect all aspects of market risk, the table above provides a meaningful overview of the Firm’s market risk exposure arising from trading activities and the investment and A/L portfolios. VARs for the investment portfolio and A/L activities measure the amount of potential change in their economic value; however, they are not measures of reported revenues since those activities are not marked-to-market through earnings.

The daily average trading VAR for the 12 months of 2002 was $71.6 million. The largest contributor was interest rate risk, which includes credit spread risk; before portfolio diversification, interest rate risk accounted for roughly two-thirds of the average VAR. The diversification effect, which averaged $(28.9) million in 2002, reflects the fact that the largest losses for different positions and risks do not typically occur at the same time. The risk of a portfolio of positions is therefore usually less than the sum of the risks of the positions themselves. The degree of diversification is determined both by the extent to which different market variables tend to move together, and by the extent to which different businesses have similar positions.

The reduction in trading VAR between year-end 2002 and 2001 was driven primarily by declines in market volatilities, particularly in interest rates and energy prices. In general, over the course of a year, VAR exposures can vary significantly as trading positions change and market volatility fluctuates.

The histogram on the following page illustrates the Firm’s daily market risk-related revenue, defined as the daily change in value of the mark-to-market trading portfolios plus any trading-related net interest income, brokerage commissions, underwriting fees or other revenue. The chart shows that the Firm posted positive daily market risk-related revenue for 226 out of 258 days in 2002, with 63 days exceeding $50 million. Losses were sustained on 32 of the 258 days; 17 of those days were in the third quarter. Poor overall trading results in that quarter accounted for the losses during those 17 days. No daily trading loss during the year was in excess of $64 million.

59	J.P. Morgan Chase & Co./2002 Annual Report

Management’s discussion and analysis
J.P. Morgan Chase & Co.

The average daily market risk-related revenue during 2002 was $31.2 million. The weakest performance occurred during the third quarter, when it averaged $18.0 million. This lower revenue was not due to generally increased risk taken during the quarter, but rather reflected the outcome of specific positioning decisions. Performance improved during the fourth quarter, as average daily market risk-related revenue increased to $33.6 million, while the average VAR remained slightly below the average for all of 2002. Thus, the improvement in market risk-related revenues during the fourth quarter was not accompanied by an overall increase in the level of risk taken.

To evaluate the soundness of its VAR model, the Firm conducts daily back-testing of VAR against actual financial results, based on daily market risk-related revenue. The Firm’s definition of market risk-related revenue is consistent with the Federal Reserve Board’s implementation of the Basle Committee’s market risk capital rules. The Federal Reserve Board’s guidelines state that such revenue typically includes fee income and commissions associated with trading activities, in addition to realized and unrealized gains and losses on portfolio positions. The inset examines the 32 days on which JPMorgan Chase posted trading losses and depicts the amount by which VAR was greater than the actual loss on each day. No losses exceeded VAR on any of these days, a performance statistically consistent with the Firm’s 99% confidence level.

Stress testing

While VAR reflects the risk of loss due to unlikely events in normal markets, stress testing captures the Firm’s exposure to unlikely but plausible events in abnormal markets. Stress testing is equally important as VAR in measuring and controlling risk. Stress testing enhances the understanding of the Firm’s risk profile and loss potential and is used for limits monitoring, cross-business risk measurement and economic capital allocation.

The Firm stress tests its portfolios at least once a month, at both the corporate and business segment levels, using multiple scenarios. Scenarios are continually reviewed and updated to reflect changes in the Firm’s risk profile and economic events. Stress results, trends and explanations are provided each month to the Firm’s senior management to help them better measure and manage risks to understand event risk-sensitive positions.

Applying economic-value stress tests to the trading and investment portfolios and A/L activities helps the Firm understand how the economic value of its balance sheet (not the amounts reported under GAAP) would change under certain scenarios.

J.P. Morgan Chase & Co./2002 Annual Report	60

The following table represents the potential economic value stress-test loss (pre-tax) in JPMorgan Chase’s trading portfolio predicted by JPMorgan Chase’s stress-test scenarios:

Largest monthly stress-test loss — pre-tax

	For the year 2002			At
				December 5,
(in millions)	Average	Minimum	Maximum	2002

Stress-test loss — pre-tax	$(422)	$(136)	$(727)	$(243)

The Firm’s stress-test methodology assumes that, during an actual stress event, no action would be taken to change the risk profile of portfolios. This captures the decreased liquidity that often occurs with abnormal markets and results, in the Firm’s view, in a conservative stress-test result.

Economic-value stress tests are performed at varying dates each month; the stress results at December 5, 2002, were mostly driven by exposures sensitive to a stress scenario where credit spreads widen significantly and, at the same time, equity prices decline and interest rates fall in the major currencies.

VAR results cannot be directly correlated to stress-test loss results for three reasons. First, stress-test losses are calculated at varying dates each month, while VAR is performed daily and reported for the period-end date. Second, VAR and stress tests are two distinct risk measurements yielding very different loss potentials. Thus, although the same trading portfolios are used for both tests, VAR is based on a distribution of one-day historical losses measured over the most recent one year; in contrast, stress testing subjects the portfolio to more extreme, larger moves over a longer time horizon (e.g., 2-3 weeks). Third, as VAR and stress tests are distinct risk measurements, the impact of portfolio diversification can vary greatly. For VAR, markets can change in patterns over a one-year time horizon, moving from highly correlated to less so; in stress testing, the focus is on a single event and the associated correlations in an extreme market situation. As a result, while VAR over a given time horizon can be lowered by a diversification benefit in the portfolio, this benefit would not necessarily manifest itself in stress-test scenarios, which assume large coherent moves across all markets.

The Firm conducts both economic-value and NII stress tests on its investment portfolios and A/L activities, which are not accounted for on a trading basis. Economic-value stress tests measure the potential change in the value of these portfolios under the same scenarios used to evaluate the trading portfolios. The largest potential stress-test loss of these portfolios as of December 5, 2002, is under a scenario that assumes a sharp widening in credit spreads and decreases in interest rates. If the wholesale loan portfolio is excluded, the largest potential stress-test loss is associated with a scenario that assumes a smaller widening in credit spreads but also assumes significant declines in equity prices and increases in market volatilities. At present, the economic-value stress tests do not include consumer loans, the value of which is more difficult to relate to external market variables; this will be the subject of continued research.

The more conventional NII stress test measures the potential change in the Firm’s NII over the next year. These stress tests highlight exposures to various interest rate-sensitive factors, such as rates (e.g., the prime-lending rate), pricing strategies on deposits and changes in product mix. NII stress tests also take into account forecasted balance sheet changes, such as asset sales and securitizations, as well as prepayment and reinvestment behavior.

At year-end 2002, JPMorgan Chase’s largest potential NII stress loss was estimated at $277 million, primarily the result of potential compression in deposit spreads associated with further rate declines from the current low-rate environment.

Other statistical and nonstatistical risk measures

In addition to VAR, JPMorgan Chase employs the Risk identification for large exposures (“RIFLE”) methodology as another statistical risk measure. The Firm requires that all market risk-taking businesses self assess their risks to unusual and specific events. Individuals who manage risk positions, particularly complex positions, identify potential “worst-case” losses that could arise from an unusual or specific event, such as a potential tax change, and estimate the probabilities of such losses. Through the Firm’s RIFLE system, this information is then directed to the appropriate level of management, thereby permitting the Firm to identify further earnings vulnerabilities not adequately covered by VAR and stress testing.

Nonstatistical risk measures other than stress testing include net open positions, basis point values, option sensitivities, position concentrations and position turnover. These measures provide additional information on an exposure’s size and the direction in which it is moving. Nonstatistical measures are used for limit monitoring, one-off approvals and tactical control.

Capital allocation for market risk

The Firm allocates market risk capital guided by the principle that capital should reflect the extent to which risks are present in businesses. Daily VAR, monthly stress results and other factors determine appropriate capital charges for major business lines. The VAR measure captures a large number of one-day price moves, while stress tests capture a smaller number of very large price moves. The Firm allocates market risk capital to each division according to a formula that weights that division’s VAR and stress-test exposures.

61	J.P. Morgan Chase & Co./2002 Annual Report

Management’s discussion and analysis
J.P. Morgan Chase & Co.

Risk monitoring and control

Limits

The Firm controls market risk primarily through a series of limits. The sizes of limits reflect the Firm’s risk appetite after extensive analyses of the market environment and business strategy. The analyses examine factors such as market volatility, product liquidity, business track record, and management experience and depth.

The Firm maintains different levels of limits. Corporate-level limits encompass VAR calculations and stress-test loss advisories. Similarly, business segment levels include limits on VAR calculations, nonstatistical measurements, and P&L loss advisories. Businesses are responsible for adhering to established limits, against which exposures are monitored and reported daily. Exceeded limits are reported immediately to senior management, and the affected business unit must take appropriate action to reduce trading positions. If the business cannot do this within an acceptable timeframe, senior management is consulted on the appropriate action.

Market Risk Management regularly reviews and updates risk limits, and the Firm’s Risk Management Committee reviews and approves the risk limits at least twice a year. Market Risk Management further controls the Firm’s exposure by specifically designating approved financial instruments for each business unit.

Qualitative risk assessment

The Firm’s Market Risk Management Group also performs periodic reviews of both businesses and products with exposure to market risk, in order to assess the ability of the businesses to control market risk. The business management’s strategy, market conditions, product details and effectiveness of risk controls are reviewed. Specific recommendations for improvements are made to management.

Model review

Many of the Firm’s financial instruments cannot be valued based on quoted market prices, but are instead valued using pricing models. Such models are used for management of risk positions, such as reporting risk against limits, as well as for valuation. The Firm reviews the models it uses to assess model appropriateness and consistency across businesses. The model reviews consider a number of issues: appropriateness of the model, assessing the extent to which it accurately reflects the characteristics of the transaction and captures its significant risks; independence and reliability of data sources; appropriateness and adequacy of numerical algorithms; and sensitivity to input parameters or other assumptions which cannot be priced from the market.

Reviews are conducted for new or changed models, as well as previously accepted models. Re-reviews assess whether there have been any material changes to the accepted models; whether there have been any changes in the product or market that may impact the validity of the model; and whether there have been new theoretical or competitive developments that may require a reassessment of the model’s adequacy. For a summary of valuations based on models, see Critical accounting estimates used by the Firm on pages 65-67.

Policies and procedures

JPMorgan Chase maintains policies and procedures surrounding market risk management practices. The goal is to specify a clear set of objectives, responsibilities and procedures throughout the market risk management infrastructure to produce a consistent approach to risk measurement, monitoring and control across business lines.

J.P. Morgan Chase & Co./2002 Annual Report	62

Operational risk management

Operational risk is the risk of loss resulting from inadequate or failed processes or systems, human factors, or external events.

•	Operational risk management is a principal risk discipline within the Firm
•	Business managers are responsible for maintaining an effective system of internal controls to manage operational risk
•	The Firm is executing a multi-year plan for an integrated approach to measuring, analyzing, and managing operational risk
•	Reputation risk arises when the Firm does not adequately manage its credit, market and operational risks, or does not maintain business practices of the highest ethical quality

Overview

Operational risk is inherent in each of the Firm’s businesses and support activities. Operational risk can manifest itself in various ways, including errors, business interruptions, inappropriate behavior of employees, and vendors not performing in accordance with outsourcing arrangements. These events can potentially result in financial losses and other damage to the Firm, including causing it reputational harm.

To monitor and control operational risk, the Firm maintains a system of comprehensive policies and a control framework designed to provide a sound and well-controlled operational environment. The goal is to keep operational risk at appropriate levels, in light of the Firm’s financial strength, the characteristics of its businesses, the markets in which it operates, and the competitive and regulatory environment to which it is subject.

Notwithstanding these control measures, the Firm incurs operational losses. The Firm’s approach to operational risk management is intended to mitigate such losses.

Operational risk management practices
•	Governance structure
–	Operational risk policies and procedures
–	Operational Risk Committee
–	Business Control Committees
•	Self-assessment process
–	Focused on business-specific key risks and controls
–	Automated using Horizon software application
–	Develop and monitor action plans
•	Operational risk event monitoring
–	Internal error and loss data reported and analyzed to determine causal factors
–	Enables comparative analysis with external data (where available)
•	Alignment with internal audit activities
•	New capital allocation methodology (2003 implementation)

Operational risk management practices

Throughout 2002, the Firm continued to execute a multi-year plan, begun in 2001, for an integrated approach that emphasizes active management of operational risk throughout the Firm. The objective of this effort is to supplement the traditional control-based approach to operational risk with risk measures, tools and disciplines that are risk-specific, consistently applied and utilized Firm-wide. Key themes for this effort are transparency of information, escalation of key issues, and accountability for issue resolution. Ultimate responsibility for the Firm’s operational risk management practices resides with the Vice Chairman for Finance, Risk Management and Administration. The components are:

Governance structure: The governance structure provides the framework for the Firm’s operational risk management activities. Primary responsibility for managing operational risk rests with business managers. These individuals are responsible for establishing and maintaining appropriate internal control procedures for their respective businesses.

The Operational Risk Committee is comprised of senior operational risk and finance managers from each of the businesses. This committee meets quarterly to discuss key operational risk issues of importance to the Firm. In addition, each of the businesses must maintain business control committees to oversee their operational risk management practices.

Self-assessment process: In 2002, the Firm continued to refine its Firm-wide self-assessment process. The focus of the process is for each business to identify the key operational risks specific to its environment, and assess the degree to which it is maintaining appropriate controls. Action plans are developed for control issues identified, and businesses are held accountable for tracking and resolving these issues on a timely basis.

Self-assessments are completed by the businesses utilizing Horizon, a software application developed by the Firm. With the aid of Horizon, the Firm moved in 2002 from an annual, yearend self-assessment process to one performed semiannually. Going forward, the Firm plans to utilize this self-assessment process as an ongoing, dynamic risk management tool.

Operational risk-event monitoring: The Firm has a process for reporting operational risk-event data, permitting analyses of errors and losses as well as trends. Such analyses, performed both at a line-of-business level and by risk-event type, enables identification of root causes associated with risk events faced by the businesses. Where available, the internal data can be supplemented with external data for comparative analysis with industry patterns. The data reported will also enable the Firm to back-test against self-assessment results.

Audit alignment: In addition to conducting independent internal audits, the Firm’s internal audit department has provided guidance on the design and implementation of the operational risk framework. This guidance has helped further the Firm-wide

63	J.P. Morgan Chase & Co./2002 Annual Report

Management’s discussion and analysis
J.P. Morgan Chase & Co.

implementation of the framework, which in turn has led to a stronger overall control environment. The department utilizes output such as business self-assessment results to help focus allocation of its resources, thereby maximizing the efficiencies of its internal audit responsibilities. The department also reviews the effectiveness and accuracy of the self-assessment process during the conduct of audits.

Capital allocation for operational and business risk

Historically, a combined capital amount for operational risk and business risk (collectively referred to as “operating risk” capital) was derived through top-down benchmarking, by business, against comparable financial institutions. In 2003, a new risk-based capital allocation methodology will replace the existing approach. The new methodology will separate operating risk capital into its two discrete components, operational risk and business risk. The new approach will estimate these risks independently and allocate capital to each component. It is estimated that this new approach will result in a lower amount of capital than previously calculated.

Operational Risk: The new operational risk capital model is loss-based, with adjustments to reflect changes in the quality of the control environment, and with a potential offset for the use of risk-transfer products. The Firm believes that the model will be consistent with the proposed Basle II Accord, and expects to propose it eventually for qualification under the Advanced Measurement Approach for operational risk.

Business Risk: Business risk capital represents the risk associated with the volatility in the Firm’s earnings due to factors not captured by other parts of the Firm’s economic capital framework. Such volatility can arise from ineffective design or execution of business strategies, volatile economic or financial market activity, changing client expectations and demands, and restructuring to adjust for changes in the competitive environment. Capital will be allocated to each business based on historical revenue volatility and measures of fixed and variable expenses. Earnings volatility arising from other risk factors, such as credit or market risk, will be excluded from the measurement of business risk capital, as these factors are captured under those risk capital models.

Reputation risk

A firm’s success depends not only on its prudent management of credit, market and operational risks, but equally on the maintenance of its reputation among many constituents — clients, investors, regulators, as well as the general public — for business practices of the highest quality.

Attention to its reputation has always been a key aspect of the Firm’s practices and maintenance of reputation is everyone’s responsibility. The Firm bolsters this individual responsibility in many ways: codes of ethics, training, policies and oversight functions that approve transactions, including a Conflicts Office to examine transactions with the potential to create conflicts of interest or roles for the Firm.

During 2002, the Firm put in place an additional structure to take account of the potential for adverse reputational impact of transactions with clients, especially complex derivatives and structured finance transactions. The structure reinforces the Firm’s procedures for examining transactions in terms of appropriateness, ethical issues and reputational risk and intensifies the Firm’s scrutiny of the purpose and effect of its transactions from the client’s point of view with the goal that these transactions are not used to deceive investors or others. This new structure operates at three levels: as part of every business’ transaction approval process, review by regional Policy Review Committees, and oversight by the Policy Review Office.

Business transaction approval

Primary responsibility for adherence with the policies and procedures designed to address reputation risk lies with the business units conducting the transactions in question. This transaction approval process requires review and sign-off from, among others, internal legal/compliance, conflicts, tax and accounting policy groups. Transactions involving an SPE established by the Firm receive particular scrutiny and must comply with a Special-Purpose Vehicle Policy, designed to ensure that every such entity is properly approved, documented, monitored and controlled.

Regional policy review committees

Business units are also required to submit to regional Policy Review Committees proposed transactions that may raise reputation risk for any reason — including, where applicable, intended financial disclosure of the transaction by the client — and the committees approve, reject or require further clarification or changes. The members of these committees are senior representatives of the business and support units in the region. The committees may escalate transaction review to the Policy Review Office.

Policy review office

The Policy Review Office is the most senior approval level for client transactions involving reputation issues. The mandate of the Office is to opine on specific transactions brought by the Regional Committees and consider changes in policies or practices relating to reputation risk. The head of the Office consults with the Firm’s most senior executives on specific topics and provides regular updates.

Aside from governance and guidance on specific transactions, the objective of the policy review process is to reinforce a culture, through a “case-study” approach, which ensures that all employees, regardless of seniority, understand the basic principles of reputation risk control and can recognize and address issues as they arise.

J.P. Morgan Chase & Co./2002 Annual Report	64

Private equity risk management

Risk management

JPMorgan Partners employs processes for risk measurement and control that are similar to those used for other businesses within the Firm. The processes are coordinated with the Firm’s overall approach to market and concentration risk. Private equity risk is initially monitored through the use of industry and geographic limits. Additionally, to manage the pace of new investment, a ceiling on the amount of annual private equity investment activity has been set.

JPMorgan Partners’ public equity holdings create a significant exposure to general declines in the equity markets. To gauge that risk, VAR and stress-test exposures are calculated in the same way as they are for the Firm’s trading, investment and asset/liability management portfolios. During the year, JPMP management undertook frequent reviews of its public security holdings as part of a disciplined approach to sales and hedging issues. Hedging programs are very limited, but are considered when practical and as circumstances dictate. Over time, the Firm may change the nature and type of hedges it enters into, as well as close a hedging position altogether.

Capital allocation for private equity risk

Internal capital is allocated to JPMP’s public equities portfolio based on stress scenarios that are similar to those applied to other businesses, and which reflects the potential loss inherent in the portfolio in the event of a large equity market decline. Capital is also allocated against illiquidity risk, which results from the contractual sales restrictions to which some holdings are subject. For private equities, capital is allocated based on a long-term equity market stress scenario that is consistent with the investment time horizons associated with these holdings. For these investments, additional capital is allocated against the risk of an unexpectedly large number of write-offs or write-downs. The overall internal capital allocation is approximately 53% of the investments’ carrying value.

Critical accounting estimates used by the Firm

The Firm’s accounting policies and use of estimates are integral to understanding the results reported. The Firm’s most complex accounting estimates require management’s judgment to ascertain the valuation of assets and liabilities. The Firm has established detailed policies and control procedures that are intended to ensure valuation methods, including any judgments made, are well controlled, independently reviewed and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The Firm believes its estimates for determining the valuation of its assets and liabilities are appropriate.

The following is a brief description of the Firm’s critical accounting estimates involving significant management valuation judgments.

Allowance for Credit Losses

JPMorgan Chase’s Allowance for credit losses covers the commercial and consumer loan portfolios as well as the Firm’s portfolio of lending-related commitments. The allowance for loan losses is intended to adjust the value of the Firm’s loan assets for probable credit losses as of the balance sheet date in accordance with generally accepted accounting principles. Management also computes an allowance for lending-related commitments using a methodology similar to that used for the commercial loan portfolio. For a further discussion of the methodologies used in establishing the Firm’s Allowance for credit losses, see Note 10 on page 82.

Commercial loans and lending-related commitments

The methodology for calculating both allowances involves significant judgment. First and foremost, it involves the early identification of credits that are deteriorating. Second, it involves management judgment to derive loss factors.

The Firm uses a risk rating system to determine the credit quality of its loans. Commercial loans are reviewed for information affecting the obligor’s ability to fulfill its obligations. In assessing the risk rating of a particular loan, among the factors considered include the obligor’s debt capacity and financial flexibility, the level of the obligor’s earnings, the amount and sources of repayment, the level and nature of contingencies, management strength, and the industry and geography in which the obligor operates. These factors are based on an evaluation of historical information, as well as subjective assessment and interpretation. Emphasizing one factor over another or considering additional factors that may be relevant in determining the risk rating of a particular loan, but which are not currently an explicit part of the Firm’s methodology, could impact the risk rating assigned by the Firm to that loan.

Management also applies its judgment to derive loss factors associated with each credit facility. These loss factors are determined by facility structure, collateral and type of obligor. Wherever possible, the Firm uses independent, verifiable data or the Firm’s own historical loss experience in its models for estimating these loss factors. Many factors can affect management’s estimates of specific loss and expected loss, including volatility of default probabilities, rating migrations and loss severity. For example, judgment is

65	J.P. Morgan Chase & Co./2002 Annual Report

Management’s discussion and analysis
J.P. Morgan Chase & Co.

required to determine how many years of data to include when estimating the possible severity of the loss. If a full credit cycle is not captured in the data, then estimates may be inaccurate. Likewise, judgment is applied to determine whether the loss severity factor should be calculated as an average over the entire credit cycle or whether to apply the loss severity factor implied at a particular point in the credit cycle. The application of different loss severity factors would change the amount of the allowance for credit losses determined appropriate by the Firm. Similarly, there are judgments as to which external data on default probabilities should be used, and when they should be used. Choosing data that are not reflective of the Firm’s specific loan portfolio characteristics could affect loss estimates.

As noted above, the Firm’s allowance for loan losses is sensitive to the risk rating assigned to a loan. Assuming, for all commercial loans, a one-notch downgrade in the Firm’s internal risk ratings, the allowance for loan losses for commercial loans would increase by approximately $850 million at December 31, 2002. This sensitivity analysis is hypothetical and should be used with caution. The purpose of this analysis is to provide an indication of the impact risk ratings have on the estimate of the allowance for loan losses for commercial loans. It is not intended to imply management’s expectation of future deterioration in risk ratings. Given the process the Firm follows in determining risk ratings of its loans, management believes the current risk ratings assigned to commercial loans are appropriate and the likelihood of a one-notch downgrade for all commercial loans is remote.

Consumer loans

The consumer portfolio is segmented into three main business lines: Chase Home Finance, Chase Cardmember Services and Chase Auto Finance. For each major portfolio segment within each line of business, there are three primary factors that are considered in determining the expected loss component of the allowance for loan losses: period-end outstandings, expected loss factor, and average life. The various components of these factors, such as collateral, prepayment rates, credit score distributions, collections, and the historical loss experience of a business segment, differ across business lines. For example, credit card revolving credit has significantly higher charge-off ratios than fixed mortgage credit. Determination of each factor is based primarily on statistical data and macroeconomic assumptions.

Residual component

Management’s judgments are also applied when considering uncertainties that relate to current macroeconomic and political conditions, the impact of currency devaluation on cross-border exposures, changes in underwriting standards, unexpected correlations within the portfolio, or other factors. For example, judgment as to political developments in a particular country will affect management’s assessment of potential loss in the credits that have exposure to that country. A separate allowance component, the residual component, is maintained to cover these uncertainties, principally, at December 31, 2002, in the commercial portfolio. It is anticipated that the residual component will range between 10% and 20% of the total allowance for credit losses.

Fair value of financial instruments

A portion of JPMorgan Chase’s assets and liabilities are carried at fair value, including trading assets and liabilities, AFS securities and private equity investments. Mortgage servicing rights are carried at the lower of fair value or cost. At December 31, 2002, approximately $369 billion of the Firm’s assets were recorded at fair value.

Fair value is defined as the value at which positions could be closed out or sold in a transaction with a willing and knowledgeable counterparty over a period of time consistent with JPMorgan Chase’s trading or investment strategy. The majority of the Firm’s assets reported at fair value are based on quoted market prices or on internally developed models that are based on independently sourced market parameters, including interest rate yield curves, option volatilities and currency rates. The valuation process takes into consideration factors such as liquidity and concentration concerns and, for the derivative portfolio, counterparty credit risk. See the discussion of CVA on page 51. Management applies judgment in determining the factors used in the valuation process. For example, there is often limited market data to rely on when estimating the fair value of a large or aged position. Similarly, judgment must be applied in estimating prices for less readily observable external parameters. Finally, other factors such as model assumptions, market dislocations and unexpected correlations can affect estimates of fair value. Imprecision in estimating these factors can impact the amount of revenue or loss recorded for a particular position.

Trading and available-for-sale portfolios

Substantially all of the Firm’s securities held for trading and investment purposes (“long” positions) and securities that the Firm has sold to other parties but does not own (“short” positions) are valued based on quoted market prices. However, certain of the securities, for example high yield instruments, are less actively traded. The determination of their fair value requires management judgment, as this determination may require benchmarking to similar instruments or analyzing default and recovery rates.

As few derivative contracts are listed on an exchange, the majority of the Firm’s derivative positions are valued using internally developed models that use as their basis readily observable market parameters — that is, parameters that are actively quoted and can be validated to external sources, including industry-pricing

J.P. Morgan Chase & Co./2002 Annual Report	66

services. Certain derivatives, however, are valued based on models with significant unobservable market parameters — that is, parameters that may be estimated and are, therefore, subject to management judgment to substantiate the model valuation. These instruments are less actively traded and could include, for example, long-dated interest rate or currency swaps, where swap rates may be unobservable for longer maturities.

Management judgment includes recording fair value adjustments (i.e., reductions) to model valuations to account for parameter uncertainty when valuing complex or less actively traded derivative transactions.

The following table summarizes the Firm’s trading and available-for-sale portfolios by valuation methodology at December 31, 2002:

	Trading assets		Trading liabilities

	Securities		Securities		AFS
	purchased(a)	Derivatives (b)	sold (a)	Derivatives (b)	securities

Fair value based on:
Quoted market prices	82%	4%	93%	4%	98%
Internal models with significant observable market parameters	15	94	6	95	2
Internal models with significant unobservable market parameters	3	2	1	1	—

Total	100%	100%	100%	100%	100%

(a)	Reflected as Debt and equity instruments on the Firm’s Consolidated balance sheet.
(b)	Based on valuations of the Firm’s derivative portfolio prior to FIN 39 netting,as cross-product netting is not relevant to a discussion on valuation methodologies. Therefore,the analysis is based on gross mark-to-market values.

To ensure that the valuations are appropriate, the Firm has various controls in place. These include: an independent review and approval of valuation models; detailed review and explanation for profit and loss analyzed daily and through time; decomposing the model valuations for certain structured derivative instruments into their components and benchmarking valuations where possible to similar products; and validating valuation estimates through actual cash settlement. As markets and products develop and the pricing for certain derivative products becomes more transparent, the Firm refines its valuation methodologies. The Valuation Control Group within the Finance area is responsible for reviewing the accuracy of the valuations of all positions taken within the Investment Bank.

For a discussion of market risk management, including the model review process, see pages 58–62. For a discussion of the developments affecting the accounting for trading derivatives, see page 68. For further details on the trading and AFS portfolios, see Note 3 and Note 7, respectively.

Private equity investments

Valuation of private investments held by JPMorgan Partners requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and long-term nature of such assets. Private investments are initially valued based on cost. The carrying values of private investments are adjusted from cost to reflect both positive and negative changes evidenced by financing events with third-party capital providers. In addition, these investments are subject to ongoing impairment reviews by JPMP’s senior investment professionals. A variety of factors are reviewed and monitored to assess impairment, including but not limited to, operating performance and future expectations, comparable industry valuations of public companies, changes in market outlook, and third-party financing environment over time. For additional information about private equity investments, see the Private equity risk management discussion on page 65 and Note 13 on page 88.

MSRs and certain other retained interests

MSRs and certain other retained interests from securitization activities do not trade in an active open market with readily observable prices. For example, sales of MSRs do occur, but the precise terms and conditions are typically not readily available. As such, the Firm estimates the fair value of MSRs and certain other retained interests using a discounted future cash flow model. The model considers portfolio characteristics, contractually specified servicing fees and prepayment assumptions, delinquent rates, late charges, other ancillary revenues, costs to service and other economic factors. The Firm compares its fair value estimates and assumptions to observable market data where available and to recent market activity and actual portfolio experience. Management believes that the fair values and related assumptions are comparable to those used by other market participants. For a further discussion of the most significant assumptions used to value these retained interests, as well as the applicable stress tests for those assumptions, see Notes 11 and 12 on pages 83–87 and 87–88, respectively.

67	J.P. Morgan Chase & Co./2002 Annual Report

Management’s discussion and analysis
J.P. Morgan Chase & Co.

Accounting and reporting developments

Accounting for stock-based compensation

In August 2002, JPMorgan Chase announced its decision to adopt SFAS 123, beginning January 2003. SFAS 123 establishes accounting for stock-based compensation that requires all such transactions, including stock options, to be accounted for at fair value and such amounts to be recognized in earnings. The Firm adopted the fair value provisions of SFAS 123 effective January 1, 2003, using the prospective transition method. Under this method, all new awards granted to employees on or after January 1, 2003 will be accounted for at fair value. Awards outstanding as of December 31, 2002, if not subsequently modified, continue to be accounted for under APB 25. It is estimated that the adoption of SFAS 123, with respect to employee stock-based compensation awards granted in February 2003, will reduce the Firm’s net income by approximately $0.08 per share in 2003.

Consolidation of variable interest entities

In January 2003, the FASB issued FIN 46. The entities that would be assessed for consolidation under FIN 46 are typically referred to as Special-Purpose Entities (“SPEs”), although other non-SPE-type entities may also be subject to the guidance. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. The provisions are effective for any new entities that are originated subsequent to January 31, 2003. For entities that were originated prior to February 1, 2003, the provisions of FIN 46 are effective July 1, 2003.

The Firm is assessing the impact of FIN 46 on all variable interest entities with which it is involved, including the multi-seller conduit transactions that are further described in Note 11 on pages 83–87. In their current form, these conduits would be required to be consolidated on the Firm’s balance sheet when FIN 46 is implemented. The Firm is assessing restructuring alternatives associated with the multi-seller conduits. Management’s assessment of possible consolidations of other entities that could be deemed variable interest entities is ongoing as well. However, at this time, the Firm does not believe that the implementation of FIN 46 will have a material impact on the Firm’s Consolidated balance sheet, earnings or capital resources.

Guarantor disclosures

In November 2002, the FASB issued Interpretation No. 45, which requires a guarantor to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also requires certain disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The disclosure requirements of this Interpretation are effective for financial statements ending December 31, 2002. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The application of FIN 45 will not have a material impact on the Firm’s Consolidated statement of income or Consolidated balance sheet. See Note 29 on pages 102–103 for FIN 45 disclosures.

Accounting for trading derivatives

In October 2002, the Emerging Issues Task Force concluded on Issue 02–03, which precludes mark-to-market accounting for energy-related contracts that do not meet the definition of a derivative under SFAS 133 (e.g., transportation, storage, or capacity contracts) effective January 1, 2003. This decision will not have a material impact on the Firm’s Consolidated statement of income. In November 2002, as part of the discussion of Issue 02–03, the FASB staff further confirmed their view that an entity should not recognize profit at the inception of a trade involving a derivative financial instrument in the absence of: (a) quoted market prices in an active market, (b) observable prices of other current market transactions, or (c) other observable data supporting a valuation technique. This clarification did not have a material impact on the Firm’s Consolidated statement of income in 2002. The FASB intends in 2003 to continue its focus on issues relating to the fair value of financial instruments.

Impairment of long-lived assets

In August 2001, the FASB issued SFAS 144, which addresses financial accounting and reporting for the impairment and/or disposal of long-lived assets. SFAS 144 supersedes and resolves certain implementation issues of SFAS 121, but retains its fundamental provisions for (a) the recognition and measurement of the impairment of long-lived assets to be held and used and (b) the measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the business segment disposal provisions of APB 30, but retains its requirement to report discontinued operations separately from continuing operations and broadens its definition of discontinued operations from “segment of a business” (activities that represent a major line of business or customer) to “component of an entity” (operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes, from the rest of the entity). SFAS 144 does not significantly affect the Firm’s operating results. The Firm performs periodic impairment reviews of its long-lived assets in accordance with SFAS 144, and there are no discontinued operations to report in 2002.

Accounting for costs associated with exit or disposal activities

In June 2002, the FASB issued SFAS 146, which establishes new accounting for costs associated with exit or disposal activities initiated after December 31, 2002. SFAS 146 requires a liability for a cost associated with an exit or disposal activity to be recorded when that liability is incurred and can be measured at fair value. Under the previous rules, if management approved an exit plan in one quarter, the costs of that plan generally would have been recorded in the same quarter even if the costs were not incurred until a later quarter. In

J.P. Morgan Chase & Co./2002 Annual Report	68

contrast, under SFAS 146, some costs may qualify for immediate recognition, while other costs may be incurred over one or more quarters. The impact of SFAS 146 will be to spread out the timing of the recognition of costs associated with exit or disposal activities.

Allowance for loan losses

In 1999, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants formed the Allowance for Loan Losses Task Force (“Task Force”) to research current accounting guidance and practices as they relate to loan losses. It is currently expected that the Task Force will issue an exposure draft of a statement of position in 2003 that will provide additional accounting and reporting guidance and clarification of the factors to consider in determining the allowance for loan losses.

Goodwill and other intangible assets

Effective January 1, 2002, the Firm adopted SFAS 142 which establishes the accounting for intangible assets (other than those acquired in a business combination). It also addresses the accounting for goodwill and other intangible assets subsequent to an acquisition. For a further discussion on the adoption of SFAS 142, see Note 14.

Comparison between 2001 and 2000

JPMorgan Chase reported 2001 net income of $1.7 billion, compared with net income of $5.7 billion in 2000. Reported net income per share was $0.80 in 2001, compared with $2.86 in 2000.

Total reported revenues for 2001 of $29.3 billion were down 12% from the prior year. These results reflected losses on private equity investments and, to a lesser degree, lower investment banking fees and trading revenues, which included $359 million of losses related to exposure to Enron and Argentina. Also contributing to the decline were net gains on sales of nonstrategic assets of $1.3 billion in 2000. The revenue declines were partially offset by higher net interest income, primarily from higher volumes of interest-earning assets (particularly credit card receivables and residential mortgages), and security gains from sales of AFS securities that had been positioned to benefit from 2001’s low interest rate environment.

The Firm’s business segments reported mixed revenue results in 2001. In IB, revenues were lower than the prior year, reflecting the overall market decline in equity underwriting and M&A activities; record fees from bond underwriting due to lower interest rates partially offset these declines. Trading-related revenues in 2001 were also lower than in 2000, primarily driven by thinner margins on sales of equity securities and a reduced demand for equity derivatives. IMPB’s revenues declined from the prior year reflecting the lower value of assets under supervision, a lower volume of international retail fund flows and a reduction in the number of brokerage transactions. There was also a decrease in fees driven by clients shifting from higher-margin equity to lower-margin fixed-income products. JPMP recognized private equity losses of $1.2 billion in 2001, compared with gains of $1.0 billion in 2000, attributable to unfavorable valuation adjustments on both publicly- and privately-held investments — particularly in the telecommunications, media and technology sectors. Offsetting these revenue declines was a slight increase in revenue at T&SS, reflecting revenue growth at Institutional Trust Services and Treasury Services, partially offset by a decline at Investor Services resulting from depressed market prices for equity securities and lower interest rates. CFS had solid revenue growth, driven by greater consumer loan originations and higher fees from increased utilization of consumer banking and insurance products in 2001. While revenue was reduced by the negative effects of increased levels of mortgage loan prepayments due to lower interest rates, these declines were substantially offset by increased securities gains and record mortgage sales activity.

The Firm’s total reported noninterest expense was $23.6 billion in 2001, up 2% from 2000, reflecting higher merger and restructuring costs, partly offset by lower compensation expense. Merger and restructuring costs increased to $2.5 billion in 2001 from $1.4 billion in 2000. The increase was primarily related to costs associated with the merger of J.P. Morgan and Chase, including systems integration, realignment of facilities and retention or severance payments. Compensation expense fell 6%, driven by staff reductions and lower incentive compensation as a result of the decline in earnings.

At the business-segment level, IB, IMPB and JPMP all reported lower noninterest expense largely driven by reductions in head-count related to the merger and lower incentive compensation. T&SS expenses rose slightly as a result of strategic investments across its three businesses, offset by expense-control initiatives. CFS also reported higher expenses in 2001, stemming from higher mortgage loan servicing costs, the acquisition of Advanta Corp.’s mortgage business and higher credit card marketing costs; these costs were partially offset by savings achieved through restructuring, productivity and quality programs.

The provision for credit losses in 2001 rose to $3.2 billion from $1.4 billion in 2000. The increase reflected the impact of higher net charge-offs in both the commercial and consumer loan portfolios, as well as an increase in the loan loss allowance by $850 million (due to provisions in excess of net charge-offs). The increase in commercial charge-offs was primarily the result of higher domestic commercial net charge-offs, particularly in the telecom and related sector and for Enron. The higher charge-offs in the consumer loan portfolio were due to higher consumer bankruptcy levels, as well as higher nonbankruptcy-related losses.

Income tax expense in 2001 was $847 million, compared with $3.0 billion in 2000. The effective tax rate was 33% for 2001, compared with 34% for 2000. The decrease in the effective tax rate was principally the result of the decrease in reported pre-tax income.

69	J.P. Morgan Chase & Co./2002 Annual Report

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

Management maintains a comprehensive system of internal control to provide reasonable assurance of the proper authorization of transactions, the safeguarding of assets and the reliability of the financial records. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees. J.P. Morgan Chase & Co. maintains a strong internal auditing program that independently assesses the effectiveness of the system of internal control and recommends possible improvements. Management believes that at December 31, 2002, J.P. Morgan Chase & Co. maintained an effective system of internal control.

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

January 21, 2003

To the Board of Directors and stockholders of J.P. Morgan Chase & Co.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of J.P. Morgan Chase & Co. and its subsidiaries at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of J.P. Morgan Chase & Co.’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As noted in Note 14 to the financial statements, J.P. Morgan Chase & Co. adopted, as of January 1, 2002, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

January 21, 2003

J.P. Morgan Chase & Co./2002 Annual Report                        70

Consolidated statement of income

J.P. Morgan Chase & Co.

Year ended December 31, (in millions, except per share data)	2002	2001	2000

Revenue
Investment banking fees	$2,763	$3,612	$4,362
Trading revenue	2,594	4,918	6,298
Fees and commissions	10,756	9,481	9,466
Private equity — realized gains (losses)	(105)	651	2,051
Private equity — unrealized gains (losses)	(641)	(1,884)	(1,036)
Securities gains	1,563	866	229
Other revenue	1,158	898	2,304

Total noninterest revenue	18,088	18,542	23,674

Interest income	25,284	32,181	36,643
Interest expense	13,758	21,379	27,131

Net interest income	11,526	10,802	9,512

Revenue before provision for credit losses	29,614	29,344	33,186
Provision for credit losses	4,331	3,182	1,380

Total net revenue	25,283	26,162	31,806

Expense
Compensation expense	10,983	11,844	12,639
Occupancy expense	1,606	1,348	1,294
Technology and communications expense	2,554	2,631	2,454
Amortization of intangibles	323	729	528
Other expense	4,788	4,521	4,727
Surety settlement and litigation reserve	1,300	—	—
Merger and restructuring costs	1,210	2,523	1,431

Total noninterest expense	22,764	23,596	23,073

Income before income tax expense and effect of accounting change	2,519	2,566	8,733
Income tax expense	856	847	3,006

Income before effect of accounting change	1,663	1,719	5,727
Net effect of change in accounting principle	—	(25)	—

Net income	$1,663	$1,694	$5,727

Net income applicable to common stock	$1,612	$1,628	$5,631

Average common shares outstanding
Basic	1,984	1,972	1,884
Diluted	2,009	2,024	1,969

Net income per common share (a)
Basic	$0.81	$0.83	$2.99
Diluted	0.80	0.80	2.86
Cash dividends per common share	1.36	1.36	1.28

(a)	Basic and diluted earnings per share have been reduced by $0.01 in 2001 because of the impact of the adoption of SFAS 133 relating to the accounting for derivative instruments and hedging activities.

The Notes to consolidated financial statements are an integral part of these statements.

71	J.P. Morgan Chase & Co./2002 Annual Report

Consolidated balance sheet

J.P. Morgan Chase & Co.

December 31, (in millions, except share data)	2002	2001

Assets
Cash and due from banks	$19,218	$22,600
Deposits with banks	8,942	12,743
Federal funds sold and securities purchased under resale agreements	65,809	63,727
Securities borrowed	34,143	36,580
Trading assets:
Debt and equity instruments (including assets pledged of $88,900 in 2002 and $48,570 in 2001)	165,199	118,248
Derivative receivables	83,102	71,157
Securities:
Available-for-sale (including assets pledged of $50,468 in 2002 and $30,178 in 2001)	84,032	59,284
Held-to-maturity (fair value: $455 in 2002 and $490 in 2001)	431	476
Loans (net of allowance for loan losses of $5,350 in 2002 and $4,524 in 2001)	211,014	212,920
Private equity investments	8,228	9,197
Accrued interest and accounts receivable	14,137	14,799
Premises and equipment	6,829	6,292
Goodwill	8,096	8,336
Mortgage servicing rights	3,230	6,579
Other intangibles:
Purchased credit card relationships	1,269	519
All other intangibles	307	44
Other assets	44,814	50,074

Total assets	$758,800	$693,575

Liabilities
Deposits:
U.S.:
Noninterest-bearing	$74,664	$69,364
Interest-bearing	109,743	105,058
Non-U.S.:
Noninterest-bearing	7,365	7,610
Interest-bearing	112,981	111,618

Total deposits	304,753	293,650
Federal funds purchased and securities sold under repurchase agreements	169,483	128,445
Commercial paper	16,591	18,510
Other borrowed funds	8,946	10,835
Trading liabilities:
Debt and equity instruments	66,864	52,988
Derivative payables	66,227	56,063
Accounts payable, accrued expenses and other liabilities (including the allowance for lending-related commitments of $363 in 2002 and $282 in 2001)	38,440	47,813
Long-term debt	39,751	39,183
Guaranteed preferred beneficial interests in the Firm’s junior subordinated deferrable interest debentures	5,439	4,439

Total liabilities	716,494	651,926

Commitments and contingencies (see Note 27)
Preferred stock of subsidiary	—	550
Stockholders’ equity
Preferred stock	1,009	1,009
Common stock (authorized 4,500,000,000 shares, issued 2,023,566,387 shares in 2002 and 1,996,929,012 shares in 2001)	2,024	1,997
Capital surplus	13,222	12,495
Retained earnings	25,851	26,993
Accumulated other comprehensive income (loss)	1,227	(442)
Treasury stock, at cost (24,859,844 shares in 2002 and 23,545,702 shares in 2001)	(1,027)	(953)

Total stockholders’ equity	42,306	41,099

Total liabilities, preferred stock of subsidiary and stockholders’ equity	$758,800	$693,575

The Notes to consolidated financial statements are an integral part of these statements.

J.P. Morgan Chase & Co./2002 Annual Report	72

Consolidated statement of changes in stockholders’ equity

J.P. Morgan Chase & Co.

Year ended December 31, (in millions, except per share data)	2002	2001	2000

Preferred stock
Balance at beginning of year	$1,009	$1,520	$1,622
Redemption of stock	—	(450)	(100)
Retirement of treasury stock	—	—	(2)
Purchase of treasury stock	—	(61)	—

Balance at end of year	1,009	1,009	1,520

Common stock
Balance at beginning of year	1,997	1,940	1,625
Issuance of common stock for a three-for-two stock split	—	—	441
Issuance of common stock	27	55	—
Issuance of common stock for purchase accounting acquisitions	—	2	—
Retirement of treasury stock	—	—	(126)

Balance at end of year	2,024	1,997	1,940

Capital surplus
Balance at beginning of year	12,495	11,598	12,724
Issuance of common stock and options for purchase accounting acquisitions	—	79	136
Retirement of treasury stock	—	—	(237)
Issuance of common stock for a three-for-two stock split	—	—	(441)
Shares issued and commitments to issue common stock for employee stock-based awards and related tax effects	727	818	(584)

Balance at end of year	13,222	12,495	11,598

Retained earnings
Balance at beginning of year	26,993	28,096	28,455
Net income	1,663	1,694	5,727
Retirement of treasury stock	—	—	(3,636)
Cash dividends declared:
Preferred stock	(51)	(66)	(96)
Common stock ($1.36, $1.36 and $1.28 per share)	(2,754)	(2,731)	(2,354)

Balance at end of year	25,851	26,993	28,096

Accumulated other comprehensive income (loss)
Balance at beginning of year	(442)	(241)	(1,428)
Other comprehensive income (loss)	1,669	(201)	1,187

Balance at end of year	1,227	(442)	(241)

Treasury stock, at cost
Balance at beginning of year	(953)	(575)	(7,942)
Retirement of treasury stock	—	—	4,001
Purchase of treasury stock	—	(871)	(2,950)
Reissuance from treasury stock	107	710	3,039
Reissuance from treasury stock for purchase accounting acquisitions	—	—	3,415
Forfeitures to treasury stock	(181)	(217)	(138)

Balance at end of year	(1,027)	(953)	(575)

Total stockholders’ equity	$42,306	$41,099	$42,338

Comprehensive income
Net income	$1,663	$1,694	$5,727
Other comprehensive income (loss)	1,669	(201)	1,187

Comprehensive income	$3,332	$1,493	$6,914

The Notes to consolidated financial statements are an integral part of these statements.

73	J.P. Morgan Chase & Co./2002 Annual Report

Consolidated statement of cash flows

J.P. Morgan Chase & Co.

Year ended December 31, (in millions)	2002	2001	2000

Operating activities
Net income	$1,663	$1,694	$5,727
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,331	3,182	1,380
Depreciation and amortization	3,426	2,891	2,545
Deferred tax provision (benefit)	1,636	(638)	(550)
Surety settlement and litigation reserve	1,300	—	—
Private equity unrealized losses and write-offs	641	1,884	1,036
Net change in:
Trading assets	(58,183)	26,217	(34,761)
Securities borrowed	2,437	(4,209)	3,157
Accrued interest and accounts receivable	677	5,819	(64)
Other assets	5,735	(26,756)	(4,110)
Trading liabilities	25,402	(20,143)	9,684
Accounts payable, accrued expenses and other liabilities	(12,964)	7,472	5,956
Other, net	(1,235)	(520)	(3,676)

Net cash used in operating activities	(25,134)	(3,107)	(13,676)

Investing activities
Net change in:
Deposits with banks	3,801	(4,410)	22,088
Federal funds sold and securities purchased under resale agreements	(2,082)	5,747	(10,493)
Loans due to sales and securitizations	97,004	69,575	33,062
Other loans, net	(98,695)	(72,149)	(47,672)
Other, net	(3,398)	3,431	(2,210)
Held-to-maturity securities: Proceeds	85	113	415
Purchases	(40)	(2)	(114)
Available-for-sale securities: Proceeds from maturities	5,094	7,980	9,393
Proceeds from sales	219,385	186,434	104,322
Purchases	(244,547)	(182,920)	(109,051)
Cash used in acquisitions	(72)	(1,677)	(2,195)
Proceeds from divestitures of nonstrategic businesses and assets	121	196	1,469

Net cash (used in) provided by investing activities	(23,344)	12,318	(986)

Financing activities
Net change in:
U.S. deposits	9,985	29,119	10,596
Non-U.S. deposits	1,118	(14,834)	(18,295)
Federal funds purchased and securities sold under repurchase agreements	41,038	(3,293)	21,897
Commercial paper and other borrowed funds	(4,675)	(15,346)	8,925
Other, net	—	(91)	(436)
Proceeds from the issuance of long-term debt and capital securities	11,971	8,986	14,861
Repayments of long-term debt	(12,185)	(12,574)	(14,442)
Proceeds from the net issuance of stock and stock-related awards	725	1,429	2,278
Redemption of preferred stock	—	(511)	(100)
Redemption of preferred stock of subsidiary	(550)	—	—
Treasury stock purchased	—	(871)	(2,950)
Cash dividends paid	(2,784)	(2,697)	(2,282)

Net cash provided by (used in) financing activities	44,643	(10,683)	20,052

Effect of exchange rate changes on cash and due from banks	453	100	(110)
Net (decrease) increase in cash and due from banks	(3,382)	(1,372)	5,280
Cash and due from banks at the beginning of the year	22,600	23,972	18,692

Cash and due from banks at the end of the year	$19,218	$22,600	$23,972
Cash interest paid	$13,534	$22,987	$27,217
Taxes paid	$1,253	$479	$3,396

The Notes to consolidated financial statements are an integral part of these statements.

J.P. Morgan Chase & Co./2002 Annual Report	74

Notes to consolidated financial statements

J.P. Morgan Chase & Co.

Note 1 Basis of Presentation

Consolidation

J.P. Morgan Chase & Co. (“JPMorgan Chase” or the “Firm”) is a financial holding company for a group of subsidiaries that provide a wide range of services to a global client base that includes corporations, governments, institutions and individuals. For a discussion of the Firm’s business segment information, see Note 33 on page 108.

On December 31, 2000, J.P. Morgan & Co. Incorporated (“J.P. Morgan”) merged with and into The Chase Manhattan Corporation (“Chase”). Upon consummation of the merger, Chase changed its name to J.P. Morgan Chase & Co. The merger was accounted for as a pooling of interests. Accordingly, the information included in the consolidated financial statements and notes of JPMorgan Chase reflects the combined results of Chase and J.P. Morgan as if the merger had been in effect for all periods presented.

The accounting and financial reporting policies of JPMorgan Chase and its subsidiaries conform to U.S. generally accepted accounting principles (“GAAP”) and prevailing industry practices. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities.

The consolidated financial statements include accounts of JPMorgan Chase and its majority-owned subsidiaries after eliminating intercompany balances and transactions.

Investments in companies in which the Firm has significant influence over operating and financing decisions (generally defined as owning a voting or economic interest of 20% to 50%) are accounted for in accordance with the equity method of accounting. These investments are generally included in Other assets, and the Firm’s share of income or loss is included in Other revenue. For a discussion of private equity investments, see Note 13 on page 88.

Assets held in an agency or fiduciary capacity by the Firm are not assets of JPMorgan Chase and are not included in the Consolidated balance sheet.

Certain amounts in prior periods have been reclassified to conform to the current presentation. Effective January 1, 2002, the Firm implemented EITF Issue No. 01-14 which requires reimbursements received for out-of-pocket expenses incurred to be characterized as revenue in the Consolidated statement of income. The adoption resulted in reclassifications of previously disclosed amounts.

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

Gains and losses from translating the financial statements of a non-U.S. operation where the functional currency is not the U.S. dollar are included in Accumulated other comprehensive income (loss) within Stockholders’ equity. For non-U.S. operations where the functional currency is the U.S. dollar, including operations in highly inflationary environments, transaction gains and losses are reported in the Consolidated statement of income.

Statement of cash flows

For JPMorgan Chase’s Consolidated statement of cash flows, cash and cash equivalents are defined as those amounts included in Cash and due from banks.

Significant accounting policies

The following table identifies JPMorgan Chase’s significant accounting policies and the Note and page where a detailed description of each policy can be found:

Trading assets and liabilities, including derivatives	Note 3	Page 76
Fee revenue	Note 4	Page 77
Securities	Note 7	Page 79
Securities financing activities	Note 8	Page 80
Loans	Note 9	Page 80
Allowance for credit losses	Note 10	Page 82
Special-purpose entities	Note 11	Page 83
Mortgage servicing rights	Note 12	Page 87
Private equity investments	Note 13	Page 88
Goodwill and other intangibles	Note 14	Page 89
Premises and equipment	Note 15	Page 89
Income taxes	Note 22	Page 93
Postretirement employee benefit plans	Note 23	Page 94
Employee stock-based incentives	Note 24	Page 96
Derivative instruments and hedging activities	Note 28	Page 101
Off-balance sheet lending-related financial instruments and guarantees	Note 29	Page 102
Fair value of financial instruments	Note 31	Page 104

75	J.P. Morgan Chase & Co./2002 Annual Report

Notes to consolidated financial statements

J.P. Morgan Chase & Co.

Note 2 Business changes and developments

Merger with J.P. Morgan on December 31, 2000

Under the terms of the merger agreement, 617 million shares of JPMorgan Chase’s common stock were issued in exchange for all of the outstanding shares of J.P. Morgan’s common stock (based on an exchange ratio of 3.7 shares of JPMorgan Chase’s common stock for each share of J.P. Morgan’s common stock). Each series of preferred stock of J.P. Morgan was exchanged on a one-for-one basis for a corresponding series of preferred stock of JPMorgan Chase having substantially the same terms.

Acquisition of the Providian Master Trust

On February 5, 2002, JPMorgan Chase acquired the Providian Master Trust from Providian National Bank. The acquisition consisted of credit card receivables of approximately $7.9 billion and related relationships. The acquired portfolio consisted of approximately 3.3 million credit card accounts.

Acquisition of the mortgage business of Advanta Corp.

In the first quarter of 2001, Chase Manhattan Mortgage Corporation, an indirect subsidiary of JPMorgan Chase, acquired all of the mortgage business of Advanta Corp. The acquisition included Advanta’s origination capability, loan servicing and sub-servicing portfolios and related securitization residual interests.

Sale of Hong Kong retail banking business

During the fourth quarter of 2000, Chase completed the sale of its Hong Kong-based retail banking business, including Chase Manhattan Card Company Limited, to Standard Chartered PLC for $1.3 billion in cash. The sale resulted in a pre-tax gain of $827 million ($537 million after-tax).

Transfer of Euroclear-related business

On December 31, 2000, J.P. Morgan and the Boards of Euroclear Clearance System PLC and Euroclear Clearance System Société Cooperative consummated their agreement and created a European-based bank in Brussels, known as Euroclear Bank, which assumed the operations of the Euroclear System from J.P. Morgan. The transfer resulted in a gain of $399 million ($267 million after-tax) in 2000, which reflected the minimum proceeds to be received from the Euroclear Bank during the following two years. Under the agreement, the Firm could receive additional proceeds of up to $100 million per year for each of 2001 and 2002 based on the financial performance of the Euroclear Bank during those periods. The Firm received $16 million of additional proceeds in 2001. There were no additional proceeds in 2002.

Acquisition of Flemings

On August 1, 2000, Chase acquired Robert Fleming Holdings Limited (“Flemings”). The consideration issued to Flemings shareholders consisted of £2.6 billion in cash and notes and 65.3 million shares of Chase common stock. Chase also established retention arrangements for key Flemings employees that totaled approximately $220 million (after-tax) and were expensed over the two years following the acquisition. The transaction was accounted for under the purchase method.

Note 3 Trading activities

Trading assets include debt and equity securities held for trading purposes that JPMorgan Chase owns (“long” positions). Trading liabilities include debt and equity securities that the Firm has sold to other parties but does not own (“short” positions). The Firm is obligated to purchase securities at a future date to cover the short position. Also included in Trading liabilities are structured notes that the Firm sells as part of its trading activities. Included in Trading assets and Trading liabilities are the reported receivables (unrealized gains) and payables (unrealized losses) related to derivatives. These amounts include the effect of master netting agreements as permitted under FIN 39. Trading positions are carried at fair value on the Consolidated balance sheet.

Trading revenue

The following table sets forth the components of total trading revenue:

Year ended December 31, (in millions)	2002	2001	2000

Equities (a)	$331	$1,541	$1,762
Fixed income and other (b)	2,263	3,377	4,536

Total	$2,594	$4,918	$6,298

(a)	Includes equity securities and equity derivatives.
(b)	Includes bonds and commercial paper, various types of interest rate derivatives (including credit derivatives), as well as foreign exchange and commodities.

J.P. Morgan Chase & Co./2002 Annual Report	76

Trading assets and liabilities

The following table presents the fair value of Trading assets and Trading liabilities for the dates indicated:

December 31, (in millions)	2002	2001

Trading assets
Debt and equity instruments:
U.S. government, federal agencies and municipal securities	$68,906	$41,666
Certificates of deposit, bankers’ acceptances and commercial paper	4,545	8,492
Debt securities issued by non-U.S. governments	29,709	22,465
Corporate securities and other	62,039	45,625

Total trading assets — debt and equity instruments	$165,199	$118,248

Derivative receivables:
Interest rate contracts	$60,771	$44,732
Foreign exchange contracts	7,487	9,815
Debt, equity, commodity and other contracts	14,844	16,610

Total trading assets — derivative receivables	$83,102	$71,157

Trading liabilities
Debt and equity instruments(a)	$66,864	$52,988

Derivative payables:
Interest rate contracts	$46,639	$33,066
Foreign exchange contracts	8,036	9,410
Debt, equity, commodity and other contracts	11,552	13,587

Total trading liabilities — derivative payables	$66,227	$56,063

(a)	Primarily represents securities sold, not yet purchased.

Average Trading assets and liabilities were as follows for the periods indicated:

Year ended December 31, (in millions)	2002	2001

Trading assets — debt and equity instruments	$149,173	$145,364
Trading assets — derivative receivables	73,641	78,461

Trading liabilities — debt and equity instruments(a)	$64,725	$53,976
Trading liabilities — derivative payables	57,607	69,676

(a)	Primarily represents securities sold, not yet purchased.

Note 4 Other noninterest revenue

Investment banking fees

Investment banking fees include advisory, and equity and debt underwriting fees. Advisory fees are recognized as revenue when related services are performed. Underwriting fees are recognized as revenue when the Firm has rendered all services to the issuer and is entitled to collect the fee from the issuer, as long as there are no other contingencies associated with the fee (e.g., not contingent on the customer obtaining financing). Underwriting fees are presented net of syndicate expenses. In addition, JPMorgan Chase recognizes credit arrangement and syndication fees as revenue after satisfying certain retention, timing and yield criteria.

The following table presents the components of investment banking fees:

Year ended December 31, (in millions)	2002	2001	2000

Advisory	$756	$1,248	$1,739
Underwriting:
Equity	464	525	859
Debt	1,543	1,839	1,764

Total	$2,763	$3,612	$4,362

Fees and commissions

Fees and commissions primarily include fees from investment management, custody and processing services, deposit accounts, brokerage services, mortgage servicing (net of amortization, write-downs and derivatives hedging), loan commitments, standby letters of credit and financial guarantees, compensating balances, insurance products and other financial service-related products. These fees are recognized over the period that the related service is provided. Also included are credit card revenues, which primarily include interchange income (transaction-processing fees), late fees, cash advance, annual and overlimit fees, and servicing fees earned in connection with securitization activities. Credit card revenues are recognized as billed, except for annual fees, which are recognized over a 12-month period.

Details of Fees and commissions were as follows:

Year ended December 31, (in millions)	2002	2001	2000

Investment management, custody and processing services	$3,759	$3,951	$3,775
Credit card revenue	2,869	2,108	1,771
Brokerage and investment services	1,231	1,244	1,228
Mortgage servicing fees, net of amortization, write-downs and derivatives hedging	298	(230)	441
Other lending-related service fees	546	495	590
Deposit service fees	1,128	1,023	906
Other fees	925	890	755

Total fees and commissions	$10,756	$9,481	$9,466

77	J.P. Morgan Chase & Co./2002 Annual Report

Notes to consolidated financial statements

J.P. Morgan Chase & Co.

Other revenue

Details of Other revenue were as follows:

Year ended December 31, (in millions)	2002	2001	2000

Other revenue
Gains on sales of nonstrategic assets	$—	$—	$1,307
Residential mortgage origination/sales activities	671	576	206
Loss on economic hedge of the Flemings purchase price	—	—	(176)
All other revenue	487	322	967

Total other revenue	$1,158	$898	$2,304

Note 5 Interest income and interest expense

Details of interest income and expense were as follows:

Year ended December 31, (in millions)	2002	2001	2000

Interest income
Loans	$12,057	$15,544	$17,243
Securities	3,367	3,647	4,422
Trading assets	6,798	7,390	7,160
Federal funds sold and securities purchased under resale agreements	2,061	3,805	4,751
Securities borrowed	698	1,343	2,294
Deposits with banks	303	452	773

Total interest income	$25,284	$32,181	$36,643

Interest expense
Deposits	$5,253	$7,998	$10,835
Short-term and other liabilities	7,038	11,098	13,105
Long-term debt	1,467	2,283	3,191

Total interest expense	$13,758	$21,379	$27,131

Net interest income	$11,526	$10,802	$9,512
Provision for credit losses (a)	4,331	3,182	1,380

Net interest income after provision for credit losses	$7,195	$7,620	$8,132

(a)	Includes the provision for lending-related commitments of $292 million, $(3) million and $3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 6 Noninterest expense

Merger and restructuring costs

The following table shows the components of Merger and restructuring costs associated with various programs announced prior to January 1, 2002:

Year ended December 31, (in millions)	2002	2001		2000

Merger and restructuring costs
Merger, right-sizing, and other restructuring costs:
Severance and stay bonuses	$284	$1,665		$688
Facilities and equipment write-offs	288	73		412
Technology and consulting	447	306		52
Other	43	278		171

Total merger, right-sizing, and other restructuring costs	1,062	2,322		1,323

Relocation costs:
Severance and stay bonuses	73	48		4
Facilities and equipment write-offs	7	14		2
Technology and consulting	4	12		17
Dual salary, occupancy and equipment	32	87		46
Other	32	40		39

Total relocation costs	148	201		108

Total merger and restructuring costs	$1,210	$2,523	(a)	$1,431	(b)

(a)	Includes $300 million right-sizing liability recorded in the 2001 third quarter.
(b)	Includes $1.25 billion merger liability recorded in the 2000 fourth quarter.

The Firm recorded liabilities of $1.25 billion in the fourth quarter of 2000 and $300 million in the third quarter of 2001 in connection with, respectively, the merger of J.P. Morgan and Chase and with the right-sizing of employee levels beyond that planned at the time of the merger. In addition to these charges, the Firm incurred additional expenses in 2000, 2001, and 2002 relating to the merger, right-sizing, relocation and other restructuring initiatives. These additional costs were expensed as incurred. With the exception of facility and equipment write-offs, all of the costs in the table above required the expenditure of cash.

The table below shows the utilization of the $1.25 billion merger-related charge and the $300 million right-sizing charge. At December 31, 2002, these liabilities had been fully utilized.

(in millions)	Merger	Right-sizing

Liability balance at January 1, 2000	$—	$—
Merger charge	1,250	—
Liability utilized during year 2000	(333)	—

Liability balance at December 31, 2000	917	—
Right-sizing charge	—	300
Liability utilized during year 2001	(763)	(259)

Liability balance at December 31, 2001	154	41
Liability utilized during year 2002	(154)	(41)

Liability balance at December 31, 2002	$—	$—

J.P. Morgan Chase & Co./2002 Annual Report	78

Other expense

Details of Other expense were as follows:

Year ended December 31, (in millions)	2002	2001	2000

Other expense
Professional services	$1,303	$1,139	$1,203
Outside services	994	888	840
Marketing	689	601	595
Travel and entertainment	411	453	490
All other	1,391	1,440	1,599

Total other expense	$4,788	$4,521	$4,727

Note 7 Securities

Securities are classified as Available-for-sale (“AFS”), Held-to-maturity (“HTM”) or Trading. Trading securities are discussed within Note 3 on pages 76–77. Securities are classified as AFS when, in management’s judgment, they may be sold in response to or in anticipation of changes in market conditions. AFS securities are carried at fair value on the Consolidated balance sheet. Unrealized gains and losses after SFAS 133 valuation adjustments are reported as net increases or decreases to Accumulated other comprehensive income (loss). The specific identification method is used to determine realized gains and losses on AFS securities, which are included in Securities gains (losses) on the Consolidated statement of income. Securities that the Firm has the positive intent and ability to hold to maturity are classified as HTM and are carried at amortized cost on the Consolidated balance sheet.

The following table presents realized gains and losses from AFS securities:

Year ended December 31, (in millions)	2002	2001	2000(a)

Realized gains	$1,904	$1,438	$727
Realized losses	(341)	(572)	(498)

Net realized gains (losses)	$1,563	$866	$229

(a)	Includes the impact of related derivatives.

In calculating the effective yield for mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMO”), JPMorgan Chase actively monitors the likelihood of principal prepayment through its portfolio management function. Management regularly performs simulation testing to determine the impact that market conditions would have on its MBS and CMO portfolios. MBSs and CMOs that management believes have high prepayment risk are included in the AFS portfolio and are reported at fair value.

The amortized cost and estimated fair value of AFS and HTM securities were as follows for the dates indicated:

	2002				2001

		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
December 31, (in millions)	cost	gains	losses	value	cost	gains	losses	value

Available-for-sale securities
U.S. government and federal agency/corporation obligations:
Mortgage-backed securities	$40,148	$449	$141	$40,456	$30,192	$115	$417	$29,890
Collateralized mortgage obligations	3,271	63	21	3,313	2,295	91	89	2,297
U.S.Treasuries	22,870	531	24	23,377	9,987	73	157	9,903
Obligations of state and political subdivisions	1,744	145	14	1,875	2,429	86	15	2,500
Debt securities issued by non-U.S. governments	11,873	58	19	11,912	11,636	65	24	11,677
Corporate debt securities	870	20	8	882	108	35	1	142
Equity securities	1,198	16	18	1,196	1,102	4	9	1,097
Other, primarily asset-backed securities(a)	978	113	70	1,021	1,785	3	10	1,778

Total available-for-sale securities	$82,952	$1,395	$315	$84,032	$59,534	$472	$722	$59,284

Held-to-maturity securities
Total held-to-maturity securities (b)	$431	$24	$—	$455	$476	$14	$—	$490

(a)	Includes CMOs of private issuers, which generally have underlying collateral consisting of obligations of U.S. government and federal agencies and corporations.
(b)	Consists primarily of mortgage-backed securities.

79	J.P. Morgan Chase & Co./2002 Annual Report

Notes to consolidated financial statements

J.P. Morgan Chase & Co.

The following table presents the amortized cost, estimated fair value and average yield at December 31, 2002, of JPMorgan Chase’s AFS and HTM securities by contractual maturity:

	Available-for-sale securities			Held-to-maturity securities

Maturity schedule of securities	Amortized	Fair	Average	Amortized	Fair	Average
December 31, 2002 (in millions)	cost	value	yield(a)	cost	value	yield(a)

Due in one year or less	$10,075	$10,041	3.14%	$35	$35	2.09%
Due after one year through five years	17,922	18,331	3.76	—	—	—
Due after five years through 10 years	9,445	9,728	4.48	—	—	—
Due after 10 years(b)	45,510	45,932	5.17	396	420	6.80

Total securities	$82,952	$84,032	4.54%	$431	$455	6.42%

(a)	The average yield is based on amortized cost balances at year-end. Yields are derived by dividing interest income (including the effect of related derivatives on AFS securities and the amortization of premiums and accretion of discounts) by total amortized cost. Taxable-equivalent yields are used where applicable.
(b)	Includes securities with no stated maturity. Substantially all of JPMorgan Chase’s MBSs and CMOs are due in 10 years or more based on contractual maturity. The estimated duration, which reflects anticipated future prepayments based on a consensus of dealers in the market, is approximately three years for MBSs and less than one year for CMOs.

Note 8 Securities financing activities

JPMorgan Chase enters into reverse repurchase agreements, repurchase agreements, securities borrowed transactions and securities loaned transactions primarily to finance the Firm’s inventory positions, acquire securities to cover short positions and settle other securities obligations and to accommodate customers’ needs.

Securities purchased under resale agreements (“resale agreements”) and securities sold under repurchase agreements (“repurchase agreements”) are generally treated as collateralized financing transactions and are carried on the Consolidated balance sheet at the amounts the securities will be subsequently sold or repurchased, plus accrued interest. Where appropriate, resale and repurchase agreements with the same counterparty are reported on a net basis in accordance with FIN 41. JPMorgan Chase takes possession of securities purchased under resale agreements. On a daily basis, JPMorgan Chase monitors the market value of the underlying collateral received from its counterparties, which consists primarily of U.S. and foreign government and agency securities, and requests additional collateral from its counterparties when necessary.

Similar transactions that do not meet the SFAS 140 definition of a “repurchase agreement” are accounted for as “buys” and “sells” rather than financing transactions. These transactions are accounted for as a purchase (sale) of the underlying securities with a forward obligation to sell (purchase) the securities. The forward purchase (sale) obligation, a derivative, is recorded on the Consolidated balance sheet at its fair value with changes in the fair value recorded in trading revenue. Notional amounts of transactions accounted for as purchases under SFAS 140 were $8 billion and $6 billion at December 31, 2002 and 2001, respectively. Notional amounts of transactions accounted for as sales under SFAS 140 were $13 billion and $27 billion at December 31, 2002 and 2001, respectively. Based on the short-term duration of these contracts, the unrealized gain or loss is insignificant.

Securities borrowed and securities lent are recorded at the amount of cash collateral advanced or received. Securities borrowed consist primarily of government and equity securities. JPMorgan Chase monitors the market value of the securities borrowed and lent on a daily basis and calls for additional collateral when appropriate. Fees received or paid are recorded in Interest income or Interest expense.

Year ended December 31, (in millions)	2002	2001

Securities purchased under resale agreements	$57,645	$61,519
Securities borrowed	34,143	36,580

Securities sold under repurchase agreements	$161,394	$117,684
Securities loaned	1,661	1,413

JPMorgan Chase pledges certain financial instruments it owns to collateralize repurchase agreements and other securities financings. Pledged securities that can be sold or repledged by the secured party are identified as financial instruments owned (pledged to various parties) on the Consolidated balance sheet.

At December 31, 2002, the Firm had received securities as collateral that can be repledged, delivered or otherwise used with a fair value of approximately $214 billion. This collateral was generally obtained under reverse repurchase or securities borrowing agreements. Of these securities, approximately $199 billion were repledged, delivered or otherwise used, generally as collateral under repurchase agreements, securities lending agreements, or to cover short sales.

Note 9 Loans

Loans are generally reported at the principal amount outstanding, net of the allowance for loan losses, unearned income and any net deferred loan fees. Loans held for sale are carried at the lower of aggregate cost or fair value. Loans are classified as “trading” for secondary market trading activities where positions are bought and sold to make profits from short-term

J.P. Morgan Chase & Co./2002 Annual Report	80

movements in price. Loans held for trading purposes are included in Trading assets and are carried at fair value, with the gains and losses included in Trading revenue. Interest income is recognized using the interest method or on a basis approximating a level rate of return over the term of the loan.

Nonaccrual loans are those on which the accrual of interest is discontinued. Loans (other than certain consumer loans discussed below) are placed on nonaccrual status immediately if, in the opinion of management, full payment of principal or interest is in doubt, or when principal or interest is 90 days or more past due and collateral, if any, is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against Interest income. In addition, the amortization of net deferred loan fees is suspended. Interest income on nonaccrual loans is recognized only to the extent it is received in cash. However, where there is doubt regarding the ultimate collectibility of loan principal, all cash thereafter received is applied to reduce the carrying value of the loan. Loans are restored to accrual status only when interest and principal payments are brought current and future payments are reasonably assured.

Consumer loans are generally charged to the allowance for loan losses upon reaching specified stages of delinquency, in accordance with the Federal Financial Institutions Examination Council’s (“FFIEC”) policy. For example, credit card loans are charged off at the earlier of 180 days past due or within 60 days from receiving notification of the filing of bankruptcy. Residential mortgage products are generally charged off to net realizable value at 180 days past due. Other consumer products are generally charged off (to net realizable value if collateralized) at 120 days past due. Accrued interest on residential mortgage products, auto financings and certain other consumer loans are accounted for in accordance with the nonaccrual loan policy discussed above. Accrued interest on all other loans is generally reversed against interest income when the consumer loan is charged off.

A collateralized loan is considered an in-substance foreclosure and is reclassified to assets acquired as loan satisfactions, within Other assets, only when JPMorgan Chase has taken physical possession of the collateral, regardless of whether formal foreclosure proceedings have taken place.

The composition of the loan portfolio at each of the dates indicated was as follows:

	2002			2001

December 31, (in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Commercial loans:
Commercial and industrial	$49,205	$31,446	$80,651	$56,680	$33,530	$90,210
Commercial real estate:
Commercial mortgage	3,176	2	3,178	3,533	16	3,549
Construction	516	379	895	615	151	766
Financial institutions	3,770	2,438	6,208	5,608	3,570	9,178
Foreign governments	—	616	616	—	1,161	1,161

Total commercial loans	56,667	34,881	91,548	66,436	38,428	104,864

Consumer loans:
1-4 family residential mortgages:
First liens	49,357	12	49,369	47,786	506	48,292
Home equity loans	14,643	—	14,643	11,644	—	11,644
Credit card	19,677	—	19,677	19,387	7	19,394
Auto financings	33,615	—	33,615	25,667	38	25,705
Other consumer	7,395	117	7,512	7,366	179	7,545

Total consumer loans	124,687	129	124,816	111,850	730	112,580

Total loans (a) (b)	$181,354	$35,010	$216,364	$178,286	$39,158	$217,444

(a)	Loans are presented net of unearned income of $1.89 billion and $1.83 billion at December 31, 2002 and 2001, respectively.
(b)	Includes loans held for sale (principally mortgage-related loans) of $25.0 billion and $16.6 billion at December 31, 2002 and 2001, respectively.

The following table reflects information about the Firm’s loans held for sale, principally mortgage-related:

Year ended December 31, (in millions)	2002	2001	2000

Net gains on sales of loans held for sale	$754	$581	$248
Lower of cost or market adjustments	(36)	(177)	(4)

Impaired loans

JPMorgan Chase accounts for and discloses nonaccrual commercial loans as impaired loans and recognizes their interest income as discussed previously for nonaccrual loans. The Firm excludes from impaired loans its small-balance, homogeneous consumer loans, loans carried at fair value or the lower of cost or fair value, debt securities and leases.

The table below sets forth information about JPMorgan Chase’s impaired loans. The Firm uses discounted cash flow as its primary method for valuing impaired loans:

December 31, (in millions)	2002	2001

Impaired loans with an allowance	$3,250	$1,523
Impaired loans without an allowance (a)	412	457

Total impaired loans	$3,662	$1,980

Allowance for impaired loans under SFAS 114 (b)	$1,106	$448
Average balance of impaired loans during the year	2,805	1,840
Interest income recognized on impaired loans during the year	$14	$18

(a)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under SFAS 114.
(b)	The allowance for impaired loans under SFAS 114 is included in JPMorgan Chase’s allowance for loan losses.

81	J.P. Morgan Chase & Co./2002 Annual Report

Notes to consolidated financial statements
J.P. Morgan Chase & Co.

Note 10 Allowance for credit losses

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

Criticized nonperforming commercial loans (excluding leases) are considered to be impaired loans. The allowance for impaired loans is computed using the methodology under SFAS 114. An allowance is established when the discounted cash flows (or collateral value or observable market price) of an impaired loan are lower than the carrying value of that loan. To compute the specific loss component of the allowance, larger impaired loans are evaluated individually, and smaller impaired loans are evaluated as a pool using historical loss experience for the respective class of assets. Criticized but performing loans also are evaluated as a pool, using historical loss rates.

The expected loss component covers performing commercial loans (except criticized loans) and consumer loans.

Expected losses are the product of default probability and loss severity. These factors are differentiated by risk rating and maturity for commercial loans.

The expected loss estimates for each consumer loan portfolio are based primarily on the Firm’s historical loss experience for the applicable product portfolio.

Finally, a residual component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The residual component of the allowance reflects the margin of imprecision in the underlying assumptions used for estimating specific losses and expected losses. It is anticipated that the residual component of the allowance will range between 10% and 20% of the total Allowance for credit losses.

JPMorgan Chase’s Risk Management Committee reviews, at least quarterly, the Allowance for credit losses relative to the risk profile of the Firm’s credit portfolio and current economic conditions. The allowance is adjusted based on that review if, in management’s judgment, changes are warranted. As of December 31, 2002, JPMorgan Chase deemed the allowance to be adequate (i.e., sufficient to absorb losses that are inherent in the portfolio but are not yet identifiable).

To provide for the risk of losses inherent in the credit extension process, management also computes specific and expected loss components, as well as a residual component, for lending-related commitments using a methodology similar to that used for the loan portfolio.

JPMorgan Chase maintains an allowance for credit losses as follows:

Reported in:
Allowance for
credit losses on:	Balance sheet	Income statement

Loans	Allowance for loan losses	Provision for credit losses

Lending-related commitments	Other liabilities	Provision for credit losses

The table below summarizes the changes in the Allowance for loan losses:

Year ended December 31, (in millions)	2002	2001	2000

Allowance at January 1	$4,524	$3,665	$3,738
Provision for loan losses	4,039	3,185	1,377

Charge-offs	(4,060)	(2,582)	(1,634)
Recoveries	384	247	234

Net charge-offs	(3,676)	(2,335)	(1,400)
Charge to conform to FFIEC revised policy	—	—	(80)
Allowance related to purchased portfolios	460	—	29
Other	3	9	1

Allowance at December 31	$5,350	$4,524	$3,665

The table below summarizes the changes in the Allowance for lending-related commitments:

Year ended December 31, (in millions)	2002	2001	2000

Allowance at January 1	$282	$283	$295
Provision for lending-related commitments	292	(3)	3
Charge-offs	(212)	—	(15)
Recoveries	—	3	—

Net charge-offs	(212)	3	(15)
Other	1	(1)	—

Allowance at December 31	$363	$282	$283

J.P. Morgan Chase & Co./2002 Annual Report	82

Note 11 Special-purpose entities

The terms special-purpose entity (“SPE”) and special-purpose vehicle (“SPV”) are used interchangeably in practice. SPEs are an important part of the financial markets, providing market liquidity by facilitating investors’ access to specific portfolios of assets and risks. They are, for example, critical to the functioning of the mortgage- and asset-backed securities and commercial paper markets. SPEs may be organized as trusts, partnerships or corporations and are typically set up for a single, discrete purpose. SPEs are not operating entities and usually have no employees and a limited life. The basic SPE structure involves a company selling assets to the SPE. The SPE funds the purchase of those assets by issuing securities to investors. The legal documents that govern the SPE transaction describe how the cash earned on the assets must be allocated to its investors and other parties that have rights to those cash flows. SPEs can be structured to be bankruptcy remote, thereby insulating investors from the impact of the creditors of other entities, including the seller of the assets.

Where JPMorgan Chase is a transferor of financial assets to an SPE, the assets sold are derecognized and the SPE is not consolidated on the Firm’s balance sheet when the assets are: (1) legally isolated from the Firm’s creditors, (2) the accounting criteria for a sale are met, and (3) the SPE is a qualifying special-purpose entity (“QSPE”) under SFAS 140. When an SPE does not meet the formal definition of a QSPE, the decision whether or not to consolidate depends on the applicable accounting principles for non-QSPEs, including a determination regarding the nature and amount of investment made by third parties in the SPE. Consideration is given to, among other factors, whether a third party has made a substantive equity investment in the SPE; which party has voting rights, if any; who makes decisions about the assets in the SPE; and who is at risk for loss. The SPE is consolidated if JPMorgan Chase retains or acquires control over the risks and rewards of the assets in the SPE. All transactions and retained interests between the Firm and SPEs are reflected on JPMorgan Chase’s Consolidated balance sheet or in the Notes to the financial statements.

The Firm has no commitments to issue its own stock to support an SPE transaction, and its policies require that transactions with SPEs be conducted at arms’ length and reflect market pricing. Consistent with this policy, no JPMorgan Chase employee is permitted to invest in SPEs with which the Firm is involved where such investment would violate the Firm’s Worldwide Rules of Conduct. These rules prohibit employees from self-dealing and from acting on behalf of the Firm in transactions with which they or their family have any significant financial interest.

JPMorgan Chase is involved with SPEs in three broad categories of transactions: loan securitizations, multi-seller conduits and client intermediation.

Loan securitizations

JPMorgan Chase securitizes, sells and services residential mortgage, credit card, automobile and commercial loans. Assets sold to SPEs as part of the securitization process are not reflected in JPMorgan Chase’s Consolidated balance sheet (except for retained interests as described below) but are included on the balance sheet of the SPE purchasing the assets. Assets held by securitization-related SPEs as of December 31, 2002 and 2001, were as follows:

Year ended December 31, (in billions)	2002	2001

Credit card receivables	$40.2	$25.6
Residential mortgage receivables	20.6	24.3
Commercial loans	25.2	19.8
Auto loans	4.5	3.4
Other receivables	0.1	1.4

Interests in securitized and sold loans are generally retained by the Firm in the form of senior or subordinated interest-only strips, subordinated tranches, escrow accounts and servicing rights, and they are primarily recorded in Other assets. In addition, credit card securitization trusts require the Firm to maintain a minimum undivided interest in the trusts, which represents the Firm’s interests in the receivables transferred to the trust that have not been securitized. These interests are not represented by security certificates. The Firm’s undivided interests are carried at historical cost and are classified in Loans.

JPMorgan Chase retains servicing responsibilities for all residential mortgage, credit card and automobile loan securitizations and for certain commercial loan securitizations it establishes. The Firm receives annual servicing fees based on the securitized loan balance plus certain ancillary fees. It also retains the right to service the residential mortgage loans it sells in connection with mortgage-backed securities transactions with the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”). For a discussion of mortgage servicing rights, see Note 12.

Gains or losses recorded on securitizations and sales depend, in part, on the carrying amount of the assets sold and are allocated between the assets sold and the retained interests based on their relative fair values at the date of sale. Since quoted market prices are generally not available, the Firm usually estimates fair value of these retained interests by determining the present value of future expected cash flows using modeling techniques. Such models incorporate management’s best estimates of key variables, such as expected credit losses, prepayment speeds and discount rates appropriate for the risks involved. Gains on securitizations and sales are reported in Other revenue. Retained interests that are subject to prepayment risk such that JPMorgan Chase may not recover substantially all of its investment are recorded at fair value with subsequent adjustments reflected in

83	J.P. Morgan Chase & Co./2002 Annual Report

Notes to consolidated financial statements
J.P. Morgan Chase & Co.

Other comprehensive income or in earnings, if the fair value of the retained interest has declined below its carrying amount and such decline has been determined to be other-than-temporary.

During 2002, the Firm securitized approximately $7.2 billion of residential mortgage loans, $9.4 billion of credit card loans, $3.4 billion of automobile loans and $4.3 billion of commercial loans, resulting in pre-tax gains on securitizations of $214 million, $45 million, $6 million and $53 million, respectively. During 2001, the Firm securitized approximately $7.9 billion of residential mortgage loans, $6 billion of credit card loans, $2.5 billion of automobile loans and $5.5 billion of commercial loans, resulting in pre-tax gains on securitizations of $242 million, $42 million, $17 million and $40 million, respectively. In addition, the Firm sold residential mortgage loans totaling $62.2 billion and $45.8 billion during 2002 and 2001, respectively, primarily as GNMA, FNMA and Freddie Mac mortgage-backed securities; these sales resulted in gains of $388 million in 2002 and $262 million in 2001.

The following table summarizes certain cash flows received from securitization trusts for sales that were completed during 2002 and 2001 and the key economic assumptions used in measuring the retained interests as of the dates of such sales:

	2002				2001

($ in millions)	Mortgage	Credit card	Auto	Commercial	Mortgage	Credit card	Auto	Commercial

Cash flow information:
Proceeds from securitizations	$7,403	$9,350	$3,386	$4,284	$7,932	$6,038	$2,496	$5,543
Servicing fees collected	15	73	20	—	12	36	5	—
Other cash flows received	11	211	27	2	99	101	3	2
Proceeds from collections reinvested in previous revolving securitizations	—	44,645	—	334	—	31,191	—	2,164

Key assumptions (rates per annum):
Prepayment rate (a)	10.1-25.0% CPR	14.6-14.9%	1.51-1.52% WAC/WAM	NA(b)	8.5-34.0% CPR	14.0-14.4%	1.47% WAC/WAM	NA(b)

Weighted-average life	3.0-7.7 years	7 months	1.8 years	7.3 years	2.6-8.5 years	7 months	1.8 years	1.1 years
Expected credit losses	0-1.0% (c)	5.4-5.9%	0.5%	NA(d)	0.1-0.8%	5.5-6.0%	0.4-0.5%	NA(d)
Discount rate	15.0-30.0%	5.1-5.9%	5.7-5.9%	8.8%	15.0-19.0%	3.5-6.5%	5.3-7.0%	5.0%

(a)	CPR: Constant prepayment rate; WAC/WAM: Weighted-average coupon/weighted-average maturity.
(b)	Not applicable since these retained interests are not subject to prepayment risk.
(c)	Expected credit losses for prime mortgage securitizations are minimal and are incorporated into other assumptions.
(d)	Not applicable due to collateral coverage on loans in commercial securitizations.

On February 5, 2002, JPMorgan Chase acquired the Providian Master Trust, consisting of credit card receivables of approximately $7.9 billion and related relationships. Accounting principles required that all of the purchased receivables, including those that had been securitized, be initially reflected on the Firm’s Consolidated balance sheet, together with a related liability to reflect the securities issued by the trust to third parties. This liability totaled $6.3 billion on February 5, 2002, and was recorded in Other borrowed funds. As credit card receivables revolve, and new receivables are sold to investors through the securitization trust, these newly sold receivables and related liability are removed from the balance sheet as permitted by securitization accounting principles. During the period from the acquisition date to December 31, 2002, $5.6 billion of the liability had been removed from the Consolidated balance sheet, either through the revolving sales of new receivables to investors or the maturing of investor securities. At December 31, 2002, $0.7 billion of the originally purchased and securitized receivables, and the related liability of $0.7 billion, remained on the balance sheet. The interest rate of the remaining liability is a combination of fixed and variable rates, which reflects the coupon rates of the securities issued to third parties. These rates ranged from 1.53% to 7.98% at December 31, 2002. The liability is expected to be substantially removed from the balance sheet by June 2003. In addition, at December 31, 2002, the Firm had on its balance sheet $2.7 billion relating to its undivided interest in the Providian Master Trust and $117 million related to its subordinated interest in accrued interest and fees on securitized receivables.

At December 31, 2002 and 2001, JPMorgan Chase had $4.6 billion and $3.9 billion, respectively, related to its undivided interest in its Chase Credit Card Master Trust, and $861 million and $878 million, respectively, in its subordinated interest in accrued interest and fees on the securitized receivables. The Firm also maintains escrow accounts up to predetermined limits for some of its residential mortgage, credit card and automobile securitizations, in the unlikely event of deficiencies in cash flows owed to investors. The amounts available in such escrow accounts are recorded in Other assets and, as of December 31, 2002, amounted to $510 million and $94 million for credit card and automobile securitizations, respectively; as of December 31, 2001, these amounts were $1 million, $341 million and $79 million for residential mortgage, credit card and automobile securitizations, respectively. Additionally, the Firm had other retained securitization interests as of December 31, 2002 and 2001, of $684 million and $1 billion from residential mortgages, $92 million and $38 million from credit cards, $151 million and $141 million from auto loans, and $94 million and $66 million from commercial loans. These retained interests are primarily subordinated or residual interests.

J.P. Morgan Chase & Co./2002 Annual Report	84

The table below outlines the key economic assumptions and the sensitivity of fair values at December 31, 2002 of the remaining retained interests to immediate 10% and 20% adverse changes in those assumptions:

($ in millions)	Mortgage(a)		Credit card	Auto	Commercial

Carrying value / fair value of retained interests(b)	$684		$92	$151	$94

Weighted-average life	1.7-2.1 years		5-24 months	1.7 years	1-7.3 years

Prepayment rate	28.7-43.7% CPR		14.9%	1.64% WAC/WAM	NA(c)
Impact of 10% adverse change	$(7)		$(5)	$(10)	—
Impact of 20% adverse change	(26)		(5)	(20)	—

Loss assumption	0-2.9	%(d)	5.9%	0.55%	NA(e)
Impact of 10% adverse change	$(31)		$(6)	$(4)	—
Impact of 20% adverse change	(59)		(11)	(8)	—
Discount rate	13.0-30.0	%(f)	5.2-7.3%	4.7%	3.5-11.7%
Impact of 10% adverse change	$(18)		$(1)	$(1)	$(2)
Impact of 20% adverse change	(36)		(2)	(2)	(5)

(a)	Includes approximately $345 million of retained interests resulting from the acquisition of Advanta’s mortgage operations.
(b)	Unrealized gains (losses) recorded in Stockholders’ equity that relate to these retained interests totaled $156 million, $(1) million and $21 million for residential mortgage, credit card and automobile, respectively.
(c)	Not applicable since predominantly all of these retained interests are not subject to prepayment risk.
(d)	Expected credit losses for prime mortgage securitizations are minimal and are incorporated into other assumptions.
(e)	Not applicable as modeling assumptions for predominantly all of the commercial retained interests consider overcollateralization coverage and cash collateralized credit default swaps.
(f)	During 2002, the Firm sold certain residual interests of approximately $244 million from sub-prime mortgage securitizations via Net Interest Margin (“NIM”) securitizations. The Firm retained residual interests in the NIM securitizations of approximately $58 million that are valued using a 30% discount rate.

The sensitivity analysis in the preceding table is hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated easily, because the relationship of the change in the assumptions to the change in fair value may not be linear. Also, in this table, the effect that a change in a particular assumption may have on the fair value is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another assumption, which might counteract or magnify the sensitivities.

Expected static pool net credit losses include actual incurred losses plus projected net credit losses, divided by the original balance of the outstandings comprising the securitization pool. The table below displays the expected static pool net credit losses for 2002, 2001 and 2000 based on securitizations occurring in that year:

	Loans securitized in: (a)(b)

	2002		2001		2000

	Mortgage	Auto	Mortgage	Auto	Mortgage		Auto

December 31, 2002	0.1-3.7%	0.9%	0.1-3.8%	0.9%	0.1-4.1	%(c)	1.1%
December 31, 2001	NA	NA	0.1-2.3	0.8	0.1-2.7	(c)	0.8
December 31, 2000	NA	NA	NA	NA	0.1-2.3		0.7

(a)	No expected static pool net credit losses on commercial securitizations due to collateral coverage on loans in commercial securitizations.
(b)	Static pool losses not applicable to credit card securitizations due to their revolving structure.
(c)	Excludes expected static pool losses associated with the acquisition of Advanta’s mortgage operations. Expected static pool losses, as of December 31, 2002 and 2001, would be 11.1% and 8.2%, respectively for the three securitization transactions completed by Advanta Corp. during 2000.
NA-	Not applicable.

The table below presents information about delinquencies, net credit losses and components of reported and securitized financial assets at December 31, 2002:

			Loans 90 days or		Net
	Total loans		more past due		charge-offs
Type of loan
(in millions)	2002	2001	2002	2001	2002	2001

Mortgage(a)(b)	$81,570	$82,546	$956	$933	$272	$252
Credit card	50,399	40,811	1,096	928	2,828	2,038
Auto	37,980	28,950	130	129	184	149
Other(c)	7,524	8,096	98	115	189	176

Consumer loans	177,473	160,403	2,280	2,105	3,473	2,615
Commercial loans	92,866	107,468	3,749	2,046	1,881	982

Total loans reported and securitized(d)	270,339	267,871	6,029	4,151	5,354	3,597

Less: Loans securitized(a)(b)	(53,975)	(50,427)	(1,306)	(1,134)	(1,678)	(1,262)

Reported	$216,364	$217,444	$4,723	$3,017	$3,676	$2,335

(a)	Includes $12.2 billion of outstanding principal balances on securitized sub-prime 1-4 family residential mortgage loans as of December 31, 2002, of which $3.5 billion relates to Advanta’s mortgage operations acquired in 2001.
(b)	Delinquency information for securitized mortgage loans has been adjusted to reflect the inclusion of loans in bankruptcy and foreclosure.
(c)	Includes non-U.S. consumer loans.
(d)	Represents both loans on the Consolidated balance sheet and loans that have been securitized, but excludes loans for which the Firm’s only continuing involvement is servicing of the assets.

Total assets held in securitization-related SPEs, as of December 31, 2002, were $90.6 billion (see table on page 83). The $54.0 billion of loans securitized at December 31, 2002 shown in the table above excludes: $26.9 billion of securitized loans in which the Firm’s only continuing involvement is the servicing of the assets; $8.2 billion of seller’s interests in credit card master trusts and subordinated accrued interest and fees; $0.7 billion of Providian Master Trust receivables (which are reflected as receivables on the Firm’s Consolidated balance sheet until paid off or revolve into new receivables sold to investors); and $0.8 billion of escrow accounts and other assets.

85	J.P. Morgan Chase & Co./2002 Annual Report

Notes to consolidated financial statements
J.P. Morgan Chase & Co.

Multi-seller conduits

JPMorgan Chase serves as the administrator and provides contingent liquidity support and limited credit enhancement for several commercial paper conduits. These conduits provide clients access to liquidity in the commercial paper markets by allowing them to sell assets to the conduit, which then issues commercial paper to investors to fund the purchases. The Firm does not sell assets to these commercial paper conduits. Commercial paper issued by conduits for which the Firm acts as administrator aggregated $17.5 billion at December 31, 2002. The commercial paper issued is backed by sufficient collateral, credit enhancements and commitments to provide liquidity to support receiving at least an A-1, P-1 and, in certain cases, an F-1 rating.

JPMorgan Chase Bank has commitments to provide liquidity to these vehicles in an amount up to $23.5 billion. The Firm would be required to provide funding under the liquidity commitments in the event that funding for such SPEs became unavailable in the commercial paper market. In addition, if JPMorgan Chase Bank were downgraded below A-1, P-1 and, in certain cases, F-1, the Firm could also be required to provide funding under these commitments, since commercial paper rated below A-1, P-1 or F-1 would generally not be issuable by the vehicle. Under these circumstances, JPMorgan Chase Bank could either replace itself as liquidity provider or facilitate the sale or refinancing of the assets held in the SPE in other markets. JPMorgan Chase applies the same underwriting standards in making liquidity commitments to conduits as the Firm would with other extensions of credit.

For certain multi-seller conduits, JPMorgan Chase also provides limited credit enhancement, primarily through the issuance of letters of credit. Under the letters of credit, the Firm could be required to fund the difference between the commercial paper outstanding and amounts drawn under the liquidity commitment, if any. As of December 31, 2002, commitments under these letters of credit totaled $3.4 billion.

The Firm has limited credit exposure to multi-seller conduit transactions. This is because, for the most part, the Firm is not required to fund under the liquidity facilities if the assets in the SPE are in default. Additionally, the Firm’s obligations under the letters of credit are secondary to the risk of first loss provided by the client or other third parties — for example, by the overcollateralization of the SPE with the assets sold to it.

Client intermediation

As a financial intermediary, the Firm is involved in structuring SPE transactions to meet investor and client needs. The Firm intermediates various types of risks (including, for example, fixed income, equity and credit) typically using derivative instruments. In certain circumstances, the Firm also provides liquidity and other support to the SPEs to facilitate the transaction. Each of the Firm’s relationships with the SPEs is reflected on the Firm’s Consolidated balance sheet or in the Notes to the financial statements. The risks inherent in derivative instruments or liquidity commitments are managed similar to other credit, market and liquidity risks to which the Firm is exposed.

In its capacity as a financial intermediary, the Firm has created structured commercial loan vehicles managed by third parties in which loans are purchased from third parties or through the Firm’s syndication and trading functions and funded by issuing commercial paper. Investors provide collateral and have a first risk of loss up to the amount of collateral pledged. The Firm retains a second risk of loss position for these vehicles. The documentation includes provisions intended, subject to certain conditions, to enable JPMorgan Chase to terminate the transactions related to a particular loan vehicle if the value of the relevant portfolio declines below a specified level. The amount of the commercial paper issued by these vehicles, as of December 31, 2002, totaled $7.2 billion. JPMorgan Chase Bank has a commitment to provide liquidity to these SPEs in an amount up to $12.0 billion.

JPMorgan Chase also structures SPEs to modify the cash flows of third-party assets to create investments with specific risk profiles, or to assist clients in the efficient management of other risks. For example, the Firm structures credit-linked notes in which the SPE purchases highly-rated assets (such as asset-backed securities) and enters into a credit derivative contract with the Firm to obtain exposure to a referenced credit not held by the SPE. Credit-linked notes are issued by the SPE to transfer the risk of the referenced credit to the investors in the SPE. As of December 31, 2002, the aggregate assets held by the credit-linked note vehicles were $7.9 billion. Additionally, JPMorgan Chase structures, on behalf of clients, vehicles in which the Firm transfers the risks and returns of the assets held by the SPE, typically debt and equity instruments, to clients through derivative contracts. The Firm’s net exposure arising from these intermediation transactions is not significant. The aggregate assets held by these client intermediation vehicles were $7.4 billion at December 31, 2002. The Firm’s current exposure to all of these vehicles is reflected in its Consolidated financial statements as the fair value of the derivative contracts are recorded in Trading assets or Trading liabilities and changes in fair value are recognized in Trading revenue.

Finally, the Firm may enter into transactions with SPEs structured by other parties. These transactions can include, for example, acting as derivative counterparty, liquidity provider, investor, underwriter, trustee or custodian. These transactions are conducted at arms’ length and individual credit decisions are based upon the analysis of the specific SPE, taking into consideration the quality of the underlying assets. Typically, the Firm would not be the sole liquidity provider to a third-party SPE. JPMorgan Chase records and reports these positions similar to any other third-party transaction. For example, derivative contracts are recorded at fair value and reported in Note 3, whereas liquidity facilities are included within the Firm’s lending-related commitments described in more detail in Note 29. Fees received when the Firm operates in an administrative capacity, such as underwriter, trustee or custodian, are recorded in Fees and commissions.

J.P. Morgan Chase & Co./2002 Annual Report	86

Variable interest entities

In January 2003, the FASB issued FIN 46. Entities that would be assessed for consolidation under FIN 46 are typically SPEs, although other non-SPE-type entities may also be subject to the guidance. FIN 46 requires a variable interest entity to be consolidated by a company if that company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. Transferors to a QSPE, which represent a majority of the Firm’s loan securitization transactions discussed above, and certain other interests in a QSPE, are not subject to the requirements of FIN 46. The Firm is required to apply FIN 46 for variable interest entities created or modified after January 31, 2003, in which the Firm has an interest. For variable interest entities created prior to February 1, 2003, the provisions of FIN 46 are effective July 1, 2003.

Variable interest entities with which the Firm is involved that do not meet the QSPE criteria primarily include the multi-seller conduits and the client intermediation vehicles described above. The Firm is also involved with other entities that could be deemed variable interest entities and, therefore, could be subject to FIN 46. These entities would include certain majority-owned subsidiaries reported in the Firm’s consolidated financial statements.

The Firm is assessing the impact of FIN 46 on all variable interest entities with which it is involved. The multi-seller conduits, which have $17.5 billion of commercial paper outstanding as of December 31, 2002, would, in their current form, be required to be consolidated on the Firm’s balance sheet when FIN 46 is implemented. The Firm is analyzing restructuring options for the multi-seller conduits. Based upon its current interpretation of FIN 46, the Firm does not believe that it would be required to consolidate the vehicles related to the credit-linked notes or the client intermediation transactions (with assets of $7.9 billion and $7.4 billion, respectively, as of December 31, 2002). Management is continuing to assess the possible consolidation of other entities that could be deemed variable interest entities, including the structured commercial loan vehicles. At this time, management does not believe that the implementation of FIN 46 will have a material impact on the Firm’s Consolidated balance sheet, earnings or capital resources.

Note 12 Mortgage servicing rights

JPMorgan Chase recognizes as intangible assets Mortgage servicing rights (“MSRs”),which represent the right to perform specified residential mortgage servicing activities for others. Servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of the borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to the investors of the mortgage-backed securities. MSRs are either purchased from third parties or retained upon sale or securitization of mortgage loans.

The amount capitalized as MSRs represents the current fair value of future net cash flows expected to be realized for performing the servicing activities. MSR fair values are estimated using a discounted future cash flow model that considers portfolio characteristics, contractually specified servicing fees and management’s assumptions regarding prepayment speeds, delinquency rates, late charges, other ancillary revenues, the cost to service the mortgage loans, as well as other economic factors. Management uses its best judgment to estimate fair value. Since many economic factors can affect the estimate of the fair value of MSRs, the Firm periodically assesses the assumptions and modeling techniques used to estimate the fair value of its MSRs.

MSRs are amortized as a reduction of the actual servicing income received in proportion to, and over the period of, the estimated future net servicing income stream of the underlying mortgage loans. For purposes of evaluating and measuring impairment of MSRs, the Firm stratifies its portfolio on the basis of the predominant risk characteristics: loan type and interest rate. Any indicated impairment is recognized as a reduction in revenue through a valuation allowance to the extent that the carrying value of an individual stratum exceeds its estimated fair value.

The carrying value of MSRs is sensitive to changes in interest rates, including their effect on prepayment speeds. The Firm offsets this interest rate risk by designating certain interest rate derivatives (e.g., a combination of swaps, swaptions and floors that produces an interest rate profile opposite to the MSRs) as fair value hedges of specified MSRs under SFAS 133. SFAS 133 hedge accounting allows the carrying value of the hedged MSRs to be adjusted through earnings in the same period that the change in value of the hedging derivatives is recognized through earnings. Both of these valuation adjustments are recorded in the mortgage servicing fees component within Fees and commissions. For a further discussion on derivative instruments and hedging activities, see Note 28 on pages 101 and 102.

AFS securities and certain “nonhedge” derivatives are also used to manage the risk exposure of MSRs. These instruments are accounted for as stand-alone instruments because AFS securities do not qualify as hedges under SFAS 133, and the derivatives have not been designated by management as hedging derivatives. Accordingly, the securities are accounted for as AFS securities under SFAS 115 and the “nonhedge” derivatives are accounted for as trading derivatives. Realized gains and losses on the AFS securities are recognized in earnings in Securities gains (losses); gains and losses on the “nonhedge” derivatives are recognized in earnings in Trading revenue. Unrealized gains and losses on AFS securities are reported in Other comprehensive income. For a further discussion of the risk management activities regarding MSRs, see the Chase Financial Services segment discussion on pages 35 and 36.

87	J.P. Morgan Chase & Co./2002 Annual Report

Notes to consolidated financial statements
J.P. Morgan Chase & Co.

The following table summarizes mortgage servicing rights activity and related amortization for the dates indicated. It also includes the key assumptions and the sensitivity of the fair value of MSRs at December 31, 2002 to immediate 10% and 20% adverse changes in each of those assumptions:

Year ended December 31, (in millions)	2002	2001	2000

Balance at beginning of year	$7,749	$6,461	$5,187
Additions	2,071	3,394	2,194
Sales	—	(103)	(290)
SFAS 133 hedge valuation adjustments	(3,589)	(880)	—
Pre-SFAS 133 hedging activities	—	—	78
Amortization	(1,367)	(1,123)	(708)

Balance at end of year	4,864	7,749	6,461
Less:Valuation allowance	(1,634)	(1,170)	(99)

Balance at end of year, after valuation allowance	$3,230	$6,579	$6,362

Estimated fair value at year-end	$3,230	$6,579	$6,411

2002

Weighted-average prepayment speed assumption (CPR)	28.5%
Impact on fair value with 10% adverse change	$(256)
Impact on fair value with 20% adverse change	$(479)

Weighted-average discount rate	7.7%
Impact on fair value with 10% adverse change	$(55)
Impact on fair value with 20% adverse change	$(108)

CPR: Constant prepayment rate.

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

The valuation allowance represents the extent to which the carrying value of MSRs exceeds its estimated fair value. Changes in the valuation allowance are the result of the recognition of impairment or the recovery of previously recognized impairment charges due to changes in market conditions during the period. The changes in the valuation allowance for MSRs for the dates indicated were as follows:

Year ended December 31, (in millions)	2002	2001	2000

Balance at beginning of year	$1,170	$99	$—
Impairment adjustment	464	1,071	99

Balance at end of year	$1,634	$1,170	$99

Note 13 Private equity investments

Private equity investments are primarily held by JPMorgan Partners (“JPMP”), the Firm’s global private equity investment business segment. These investments include public and private investments that are made in the normal course of JPMP’s business. Private equity investments are accounted for under investment company guidelines. Accordingly, these investments, irrespective of the percentage of equity ownership interest held by JPMP, are carried on the Consolidated balance sheet at fair value.

The fair value of public investments held by JPMP are marked-to-market at the quoted public value. To determine the carrying values of these investments, JPMP incorporates the use of liquidity discounts to take into account the fact that it cannot immediately realize or hedge the quoted public values as a result of regulatory, corporate and/or contractual sales restrictions imposed on these holdings. Private investments are initially valued based on cost. The carrying values of private investments are adjusted from cost to reflect both positive and negative changes evidenced by financing events with third-party capital providers. In addition, these investments are subject to ongoing impairment reviews by JPMP’s senior investment professionals. A variety of factors are reviewed and monitored to assess impairment including, but not limited to, operating performance and future expectations, comparable industry valuations of public companies, changes in market outlook and changes in the third-party financing environment.

Realized and unrealized gains and losses arising from changes in value are reported in Private equity realized gains (losses) and Private equity unrealized gains (losses), respectively, in the Consolidated statement of income in the period that the gain or loss occurs.

The following table presents the carrying value and cost of the private equity investment portfolio for the dates indicated:

	2002		2001

	Carrying		Carrying
December 31, (in millions)	value	Cost	value	Cost

Total investment portfolio	$8,228	$10,312	$9,197	$10,528

The following table presents private equity investment realized and unrealized gains and losses for the periods indicated:

Year ended December 31, (in millions)	2002	2001	2000

Realized gains (losses)	$(105)	$651	$2,051
Unrealized gains (losses)	(641)	(1,884)	(1,036)

Private equity gains (losses)(a)	$(746)	$(1,233)	$1,015

(a)	Includes the impact of portfolio hedging activities.

J.P. Morgan Chase & Co./2002 Annual Report	88

Note 14 Goodwill and other intangibles

Effective January 1, 2002, the Firm adopted SFAS 142, reclassifying certain intangible assets from Goodwill to Other intangible assets. There was no impairment of goodwill upon adoption of SFAS 142.

Goodwill is not amortized, but instead tested for impairment at the reporting unit segment (which is one level below the five major business segments as described in Note 33 on page 108). Goodwill is tested annually (during the fourth quarter) or more often if events or circumstances, such as adverse changes in the business climate, indicate that there may be impairment. Other acquired intangible assets determined to have finite lives, such as core deposits and credit card relationships, are amortized over their estimated useful lives in a manner that best reflects the economic benefits of the intangible asset. In addition, impairment testing is performed periodically on these amortizing intangible assets. For a discussion of capitalized MSRs, see Note 12 on page 87.

The following table presents the impact of SFAS 142 on net income and earnings per share had the accounting standard been in effect for 2001 and 2000:

		Pro Forma	Pro Forma
(in millions, except earnings per share)	2002	2001	2000

Net Income
Income before effect of accounting change	$1,663	$1,719	$5,727
Net effect of change in accounting principle	—	(25)	—

Net income	1,663	1,694	5,727
Goodwill amortization, net of taxes	—	393	249

Adjusted net income	$1,663	$2,087	$5,976

Basic Earnings per Share
Reported basic earnings per share (a)	$0.81	$0.83	$2.99
Goodwill amortization	—	0.19	0.13

Adjusted basic earnings per share	$0.81	$1.02	$3.12

Diluted Earnings per Share
Reported diluted earnings per share (a)	$0.80	$0.80	$2.86
Goodwill amortization	—	0.19	0.13

Adjusted diluted earnings per share	$0.80	$0.99	$2.99

(a)	Based on Net income.

Goodwill

After giving effect to the adoption of SFAS 142, goodwill increased during 2002 by $63 million, principally in connection with acquisitions of businesses by Treasury & Securities Services. Goodwill was also reduced during the year by purchase accounting adjustments. Goodwill was not impaired at December 31, 2002, nor was any goodwill written off during 2002. As of December 31, 2002, the Firm had goodwill of $8,096 million. Goodwill by business segment is as follows: Investment Bank, $2,051 million; Investment Management & Private Banking, $4,165 million; Treasury & Securities Services, $996 million; JPMorgan Partners, $377 million and Chase Financial Services, $507 million.

Other intangible assets

For the year ended December 31, 2002, purchased credit card relationship intangibles increased by approximately $1,030 million, primarily due to the acquisition of Providian intangibles, which have an estimated life of seven years. In addition, other intangibles, primarily customer relationships other than credit card, increased by $72 million. All of the Firm’s acquired intangible assets are subject to amortization. For the year ended December 31, 2002, intangible assets amortization expense was $323 million. This amount included a $12 million impairment write-down on purchased credit card relationships related to a small credit card portfolio that had been acquired previously.

The components of other intangible assets were as follows:

	December 31, 2002			2002 Full Year

	Gross	Accumulated	Net carrying	Amortization
(in millions)	amount	amortization	value	expense

Purchased credit card relationships	$1,884	$615	$1,269	$280
All other intangibles	672	365	307	43

Amortization expense for the net carrying amount of intangible assets is estimated to be $302 million in 2003, $285 million in 2004, $270 million in 2005, $255 million in 2006 and $219 million in 2007.

The Other intangible assets above do not include mortgage servicing rights; amortization of mortgage servicing rights is recorded as a reduction of mortgage servicing revenues within Fees and commissions. See Note 12 for a discussion of Mortgage servicing rights.

Note 15 Premises and equipment

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

89	J.P. Morgan Chase & Co./2002 Annual Report

Notes to consolidated financial statements
J.P. Morgan Chase & Co.

Note 16 Long-term debt

JPMorgan Chase issues long-term debt denominated in various currencies, although predominately U.S. dollars, with both fixed and variable interest rates. The following table is a summary of long-term debt (net of unamortized original issue debt discount and SFAS 133 valuation adjustments):

By remaining contractual maturity at
December 31,		Under		After	2002		2001
(in millions)		1 year	1-5 years	5 years	total		total

Parent company
Senior debt:	Fixed rate	$353	$9,938	$1,225	$11,516		$6,679
	Variable rate	4,736	3,540	381	8,657		11,777
	Interest rates(a)	1.47%-5.50%	1.22%-7.50%	0.96%-6.63%	0.96%-7.50%		0.20%-8.00%
Subordinated debt:	Fixed rate	$617	$3,604	$9,618	$13,839		$12,451
	Variable rate	441	312	330	1,083		2,325
	Interest rates(a)	4.35%-8.50%	4.78%-7.88%	5.75%-8.25%	4.35%-8.50%		2.56%-8.63%

	Subtotal	$6,147	$17,394	$11,554	$35,095		$33,232

Subsidiaries
Senior debt:	Fixed rate	$496	$1,344	$1,008	$2,848		$2,407
	Variable rate	132	149	444	725		1,930
	Interest rates(a)	1.55%-10.23%	3.63%-10.95%	3.55%-27.39%	1.55%-27.39%		1.06%-26.97%
Subordinated debt:	Fixed rate	$—	$426	$379	$805		$1,149
	Variable rate	278	—	—	278		465
	Interest rates(a)	4.20%-4.55%	6.63%-7.00%	6.13%-6.70%	4.20%- 7.00%		4.12%-7.38%

	Subtotal	$906	$1,919	$1,831	$4,656		$5,951

Total long-term debt		$7,053	$19,313	$13,385	$39,751	(b)(c)(d)	$39,183

(a)	The interest rates shown are the range of contractual rates in effect at year-end, including non-U.S. dollar fixed and variable rate issuances which excludes the effects of related derivative instruments. The use of these derivative instruments modifies JPMorgan Chase’s exposure to the contractual interest rates disclosed in the table above. Including the effects of derivatives, the range of modified rates in effect at December 31, 2002, for total long-term debt was 0.15% to 10.95%,versus the contractual range of 0.96% to 27.39% presented in the table above.
(b)	At December 31, 2002, long-term debt aggregating $2.5 billion was redeemable at the option of JPMorgan Chase, in whole or in part, prior to maturity, based on the terms specified in the respective notes.
(c)	The aggregate principal amount of debt that matures in each of the five years subsequent to 2002 is $7.1 billion in 2003, $6.3 billion in 2004, $3.8 billion in 2005, $2.8 billion in 2006 and $6.4 billion in 2007.
(d)	Includes $1.1 billion of outstanding zero-coupon notes at December 31, 2002. The aggregate principal amount of these notes at their respective maturities is $4.1 billion.

The weighted-average contractual interest rate for total long-term debt was 5.51% and 5.12% as of December 31, 2002 and 2001, respectively. In order to modify exposure to interest rate and currency exchange rate movements, JPMorgan Chase utilizes derivative instruments, primarily interest rate and cross-currency interest rate swaps, in conjunction with some of its debt issues. The use of these instruments modifies the Firm’s interest expense on the associated debt. The modified weighted-average interest rate for total long-term debt, including the effects of related derivative instruments, was 3.42% and 4.64% as of December 31, 2002 and 2001, respectively.

JPMorgan Chase has guaranteed certain debt of its subsidiaries, including both long-term debt and structured notes sold as part of the Firm’s trading activities. These guarantees rank on a parity with all other unsecured and unsubordinated indebtedness of JPMorgan Chase. Guaranteed liabilities totaled $1.5 billion and $805 million at December 31, 2002 and 2001, respectively.

Guaranteed preferred beneficial interests in the Firm’s junior subordinated deferrable interest debentures

At December 31, 2002, 12 wholly owned Delaware statutory business trusts established by JPMorgan Chase had issued an aggregate $5.4 billion in capital securities, net of discount. The capital securities qualify as Tier 1 capital of the Firm. The proceeds from each issuance were invested in a corresponding series of junior subordinated deferrable interest debentures of JPMorgan Chase. The sole asset of each statutory business trust is the relevant debenture. The Firm has fully and unconditionally guaranteed each of the business trust’s obligations under each trust’s capital securities to the extent set forth in the guarantee. Each trust’s capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures at their stated maturity or earlier redemption.

J.P. Morgan Chase & Co. / 2002 Annual Report                                           90

The following is a summary of the outstanding capital securities, net of discount, issued by each trust and the junior subordinated deferrable interest debenture issued by JPMorgan Chase to each trust as of December 31, 2002:

($ in millions)
	Amount of capital	Principal amount		Stated maturity of	Earliest	Interest rate of	Interest
	securities, net of discount	of debenture,	Issue	capital securities	redemption	capital securities	payment/distribution
Name of trust	issued by trust (a)	held by trust (b)	date	and debentures	date	and debentures	dates

Chase Capital I	$600	$619	1996	2026	2006	7.67%	Semiannually - Commencing 1997
Chase Capital II	495	516	1997	2027	2017	LIBOR + 0.50%	Quarterly - Commencing 1997
Chase Capital III	296	309	1997	2027	2012	LIBOR + 0.55%	Quarterly - Commencing 1997
Chase Capital IV	350	361	1997	2027	Anytime	7.34%	Quarterly - Commencing 1998
Chase Capital V	200	206	1998	2028	2003	7.03%	Quarterly - Commencing 1998
Chase Capital VI	248	258	1998	2028	2003	LIBOR + 0.625%	Quarterly - Commencing 1998
Chase Capital VII	350	361	1999	2029	2004	7.00%	Quarterly - Commencing 1999
Chase Capital VIII	250	258	2000	2030	2005	8.25%	Quarterly - Commencing 2000
JPM Capital Trust I	750	773	1996	2027	2007	7.54%	Semiannually - Commencing 1997
JPM Capital Trust II	400	412	1997	2027	2007	7.95%	Semiannually - Commencing 1997
JPMorgan Chase Capital IX	500	515	2001	2031	2006	7.50%	Quarterly - Commencing 2001
JPMorgan Chase Capital X	1,000	1,031	2002	2032	2007	7.00%	Quarterly - Commencing 2002

Total	$5,439	$5,619

(a)	Represents the amount of capital securities issued to the public by each trust. These amounts are reflected as liabilities of JPMorgan Chase.
(b)	Represents the principal amount of JPMorgan Chase debentures held as assets by each trust. These amounts represent intercompany transactions and are eliminated in JPMorgan Chase’s consolidated financial statements.

Note 17 Preferred stock of subsidiary

Chase Preferred Capital Corporation (“Chase Preferred Capital”), a wholly owned subsidiary of JPMorgan Chase Bank, a bank subsidiary of JPMorgan Chase, is a real estate investment trust (“REIT”) established for the purpose of acquiring, holding and managing real estate mortgage assets. At December 31, 2001, there were 22 million shares of 8.10% cumulative preferred stock, Series A (“Series A preferred shares”) issued and outstanding (liquidation preference, $25 per share), or $550 million. The Series A preferred shares qualified as Tier 1 capital of the parent holding company. On February 28, 2002, Chase Preferred Capital redeemed all 22 million outstanding shares at a redemption price per share of $25 plus accrued and unpaid dividends.

Note 18 Preferred stock

JPMorgan Chase is authorized to issue 200 million shares of preferred stock, in one or more series, with a par value of $1 per share. Outstanding preferred stock at both December 31, 2002 and 2001 was 17.8 million shares. The Firm did not redeem or repurchase any preferred stock during 2002. During 2001, the Firm redeemed its 10.84% cumulative preferred stock, its variable cumulative preferred stock, Series B, C, D, E and F, and repurchased 119,567 shares of its 6.63% Series H cumulative preferred stock.

Dividends on shares of each outstanding series of preferred stock are payable quarterly. All the preferred stock outstanding have preference over JPMorgan Chase’s common stock for the payment of dividends and the distribution of assets in the event of a liquidation or dissolution of JPMorgan Chase.

The following is a summary of JPMorgan Chase’s preferred stock outstanding:

	Stated value and	Shares	Outstanding at December 31,		Earliest	Rate in effect at
	redemption price per share (a)	(in millions)	2002 (in millions) 2001		redemption date	December 31, 2002

Adjustable rate, Series A cumulative	$100.00	2.42	$242	$242	See Note (b)	5.00	%(c)
Adjustable rate, Series L cumulative	100.00	2.00	200	200	See Note (b)	4.50	(c)
Adjustable rate, Series N cumulative	25.00	9.10	228	228	See Note (b)	4.50	(c)
Fixed/adjustable rate, noncumulative	50.00	4.00	200	200	6/30/2003	4.96	(c)
6.63% Series H cumulative	500.00	0.28	139	139	3/31/2006	6.63

Total preferred stock			$1,009	$1,009

(a)	Redemption price includes amount shown in the table plus any accrued but unpaid dividends.
(b)	The shares are redeemable at any time with not less than 30 nor more than 60 days’ notice.
(c)	Floating rates are based on certain U.S. Treasury rates. The minimum and maximum rates for Series A are 5.00% and 11.50% and for Series L and Series N are 4.50% and 10.50%, respectively. The fixed/adjustable rate preferred stock remains fixed at 4.96% through June 30, 2003; thereafter, the minimum and maximum rates are 5.46% and 11.46%, respectively.

91                                          J.P. Morgan Chase & Co. / 2002 Annual Report

Notes to consolidated financial statements
J.P. Morgan Chase & Co.

Note 19 Common stock

JPMorgan Chase is authorized to issue 4.5 billion shares of common stock, with a $1 par value per share. The number of shares of common stock issued and outstanding at each of the dates indicated were as follows:

December 31, (in millions)	2002	2001	2000

Issued	2,023.6	1,996.9	1,940.1	(a)
Held in treasury	(24.9)	(23.5)	(11.6	)(a)

Outstanding	1,998.7	1,973.4	1,928.5

(a)	Under the terms of the merger agreement, on December 31, 2000, all 126.4 million treasury shares of J.P. Morgan were canceled and retired.

The Firm did not repurchase shares of its common stock during 2002. During 2001, the Firm repurchased 21.9 million shares of common stock under a plan which began on July 19, 2001.

During 2002, approximately 25.3 million shares were issued under various employee stock option and other stock-based plans. During 2001, approximately 65.0 million shares were issued under various employee stock option and other stock-based plans, and approximately 1.8 million shares were issued in connection with acquisitions accounted by the purchase method.

JPMorgan Chase shareholders approved a three-for-two stock split at their annual meeting on May 16, 2000. The additional shares of the Firm’s common stock issued as a result of the split were distributed on June 9, 2000.

As of December 31, 2002, approximately 424 million unissued shares of common stock were reserved for issuance under various employee incentive, option and stock purchase plans.

Common shares issued (newly issued or distributed from treasury) by JPMorgan Chase during 2002, 2001 and 2000 were as follows:

Year ended December 31, (in millions)	2002	2001	2000

Employee benefit and compensation plans (a)	24.1	64.4	79.4
Dividend reinvestment and stock purchase plans	1.2	0.6	2.4
Purchase accounting acquisitions and other	—	1.8	69.0

Total shares newly issued or distributed from treasury (b)	25.3	66.8	150.8

(a)	See Note 24 for a discussion of JPMorgan Chase’s employee stock option plans.
(b)	Shares distributed from treasury were 2.5 million in 2002, 15.8 million in 2001 and 153.2 million in 2000. Shares forfeited to treasury were 3.9 million in 2002, 5.8 million in 2001 and 2.4 million in 2000.

Note 20 Earnings per share

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

Basic and diluted earnings per share were as follows for the dates indicated:

Year ended December 31,
(in millions, except per share data)	2002	2001	2000

Basic earnings per share
Net income	$1,663	$1,694	$5,727
Less: Preferred stock dividends	51	66	96

Net income applicable to common stock	$1,612	$1,628	$5,631
Weighted-average basic shares outstanding	1,984.3	1,972.4	1,884.1
Net income per share	$0.81	$0.83	$2.99

Diluted earnings per share
Net income applicable to common stock	$1,612	$1,628	$5,631
Weighted-average basic shares outstanding	1,984.3	1,972.4	1,884.1
Add: Broad-based options	2.8	6.6	10.1
Key employee options	22.0	44.6	74.8

Weighted-average diluted shares outstanding	2,009.1	2,023.6	1,969.0

Net income per share (a)	$0.80	$0.80	$2.86

(a)	Options issued under employee benefit plans to purchase 362 million, 190 million and 36 million shares of common stock were outstanding for the years ended 2002, 2001 and 2000, respectively, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

J.P. Morgan Chase & Co. / 2002 Annual Report                                           92

Note 21 Comprehensive income

Comprehensive income is composed of Net income and Other comprehensive income, which includes the after-tax change in unrealized gains and losses on AFS securities, cash flow hedging activities and foreign currency translation adjustments (including the impact of related derivatives).

The following table presents Other comprehensive income (“OCI”) balances:

				Accumulated
Year ended	Unrealized		Cash	other
December 31,	gains (losses)	Translation	flow	comprehensive
(in millions)	on AFS securities (a)	adjustments	hedges	income (loss)

Balance December 31, 1999	$(1,427)	$(1)	NA	$(1,428)
Net change	1,183	4	NA	1,187

Balance December 31, 2000	(244)	3	NA	(241)
Net change	109	(5)	$(305)	(201)

Balance December 31, 2001	(135)	(2)	(305)	(442)
Net change	866	(4) (b)	807 (d)	1,669

Balance December 31, 2002	$731	$(6) (c)	$502	$1,227

(a)	Primarily represents the after-tax difference between the fair value and amortized cost of the AFS securities portfolio. The net change for 2000 includes unrealized gains and losses on related hedges.
(b)	Includes $195 million of after-tax gains on foreign currency translation from operations for which the functional currency is other than the U.S. dollar, which was offset by $199 million of after-tax losses on hedges.
(c)	Includes after-tax gains and losses on foreign currency translation including related hedge results from operations for which the functional currency is other than the U.S. dollar.
(d)	Includes $144 million of after-tax losses recognized in income and $663 million of after-tax gains representing the net change in derivative fair values that were recorded in Other comprehensive income.
NA-Not applicable as SFAS 133 was adopted effective January 1,2001.

The net change amount, in the following table, represents the sum of net unrealized holding gains (losses) and reclassification adjustments of AFS securities. Reclassification adjustments include amounts recognized in net income during the current year that had been part of Other comprehensive income in previous years.

Year ended December 31, (in millions)	2002	2001	2000

Net unrealized holdings gains (losses) arising during the period, net of taxes (a)	$1,090	$443	$1,212
Reclassification adjustment for (gains) losses included in net income, net of taxes (b)	(224)	(334)	(29)

Net change	$866	$109	$1,183

(a)	Net of tax expense of $758 million for 2002, $308 million for 2001 and $808 million for 2000.
(b)	Net of tax expense of $156 million for 2002, $232 million for 2001 and $20 million in 2000.

Note 22 Income taxes

JPMorgan Chase and its eligible subsidiaries file a consolidated U.S. federal income tax return. JPMorgan Chase uses the asset and liability method required by SFAS 109 to provide income taxes on all transactions recorded in the consolidated financial statements. This requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for book and tax purposes. Accordingly, a deferred tax liability or asset for each temporary difference is determined based on the tax rates that JPMorgan Chase expects to be in effect when the underlying items of income and expense are to be realized. JPMorgan Chase’s expense for income taxes includes the current and deferred portions of that expense. A valuation allowance is established to reduce deferred tax assets to the amount JPMorgan Chase expects to be realized.

Deferred income tax expense (benefit) results from differences between assets and liabilities measured for financial reporting and for income tax return purposes. The significant components of deferred tax assets and liabilities are reflected in the following table:

December 31, (in millions)	2002		2001

Deferred tax assets
Allowance for loan losses	$1,675		$1,502
Employee benefits	1,621		2,748
Allowance for other than loan losses	1,251		768
Non-U.S. operations	652		632
Fair value adjustments	—		384
Foreign tax credit carryforward	25	(a)	100

Gross deferred tax assets	$5,224		$6,134

Deferred tax liabilities
Leasing transactions	$3,175		$2,700
Fair value adjustments	1,107		—
Depreciation and amortization	857		773
Other	379		255

Gross deferred tax liabilities	$5,518		$3,728

Valuation allowance	$165		$165

Net deferred tax asset (liability)	$(459)		$2,241

(a)	Includes $20 million, $2 million, and $3 million expiring in 2005, 2006 and 2007, respectively.

A valuation allowance has been recorded in accordance with SFAS 109, primarily relating to tax benefits associated with non-U.S. operations and with U.S. state and local deferred tax assets.

93                                          J.P. Morgan Chase & Co. / 2002 Annual Report

Notes to consolidated financial statements
J.P. Morgan Chase & Co.

The components of income tax expense included in the Consolidated statement of income were as follows:

Year ended December 31, (in millions)	2002	2001	2000

Current income tax expense (benefit)
U.S. federal	$(1,334)	$598	$1,976
Non-U.S.	461	822	1,224
U.S. state and local	93	65	356

Total current expense (benefit)	(780)	1,485	3,556

Deferred income tax expense (benefit)
U.S. federal	1,630	(618)	(695)
Non-U.S.	(352)	(73)	187
U.S. state and local	358 (a)	53	(42)

Total deferred expense (benefit)	1,636	(638)	(550)

Total income tax expense	$856	$847	$3,006

(a)	The increase in 2002 is principally attributable to the level of income in certain state and local tax jurisdictions in 2002.

The preceding table does not reflect the tax effects of unrealized gains and losses on AFS securities, SFAS 133 hedge transactions and certain tax benefits associated with JPMorgan Chase’s employee stock plans. The tax effect of these items is recorded directly in Stockholders’ equity. Stockholders’ equity decreased by $1.1 billion and $281 million in 2002 and 2000, respectively, and increased by $541 million in 2001 as a result of these tax effects.

U.S. federal income taxes have not been provided on the undistributed earnings of certain non-U.S. subsidiaries to the extent such earnings have been reinvested abroad for an indefinite period of time. For 2002, such earnings approximated $274 million on a pretax basis. At December 31, 2002, the cumulative amount of undistributed earnings in these subsidiaries approximated $1.9 billion. It is not practicable at this time to determine the income tax liability that would result upon repatriation of these earnings.

The tax expense applicable to securities gains and losses for the years 2002, 2001 and 2000 was $531 million, $286 million and $78 million, respectively.

A reconciliation of the applicable statutory U.S. income tax rate to the effective tax rate for the past three years is shown in the following table:

Year ended December 31,	2002	2001	2000

Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
U.S. state and local income taxes, net of federal income tax benefit	11.6 (a)	3.0	2.3
Tax-exempt income	(6.8)	(5.8)	(2.1)
Non-U.S. subsidiary earnings	(3.2)	(3.1)	(1.1)
General business credits	(3.5)	(1.8)	(0.4)
Other, net	0.9	5.7	0.7

Effective tax rate	34.0%	33.0%	34.4%

(a)	The increase in 2002 is principally attributable to the level of income in certain state and local tax jurisdictions in 2002.

The following table presents the U.S. and non-U.S. components of income before income tax expense:

Year ended December 31, (in millions)	2002	2001	2000

U.S.	$1,834	$1,258	$5,844
Non-U.S. (a)	685	1,308	2,889

Income before income tax expense	$2,519	$2,566	$8,733

(a)	For purposes of this table, non-U.S. income is defined as income generated from operations located outside the United States.

Note 23 Postretirement employee benefit plans

Defined Benefit Pension Plans and Postretirement Medical and Life Insurance

JPMorgan Chase has a qualified noncontributory U.S. pension plan that provides defined benefits to substantially all U.S. employees. The U.S. plan employs a cash balance defined benefit formula in the form of service and interest credits in determining the benefits to be provided at retirement based on eligible compensation and years of service. Employees begin to accrue plan benefits after completing one year of service and benefits vest after five years of service.

The prior plans of Chase and J.P. Morgan were merged as of December 31, 2001. For J.P. Morgan employees who were earning benefits under a prior plan formula as of December 31, 1998, the plan also provides a minimum benefit based on eligible compensation and years of service through December 31, 2003. The Firm also offers defined benefits to qualifying employees in certain non-U.S. locations based on eligible compensation and years of service. The Firm’s defined benefit pension plans are accounted for in accordance with SFAS 87 and SFAS 88.

It is JPMorgan Chase’s policy to fund its pension plans in amounts sufficient to meet the requirements under applicable employee benefit and local tax laws. In 2002, the Firm made cash contributions totaling $1.2 billion to fund fully the accumulated benefit obligations of the U.S. and certain non-U.S. defined benefit pension plans at December 31, 2002. On February 10, 2003, the Firm made an additional cash contribution of $127 million to fund fully the U.S. defined benefit pension plan to its projected benefit obligation at December 31, 2002. These contributions were made following the decline in value of plan assets resulting from adverse capital market conditions. The Firm’s U.S. pension assets are held in a trust and are invested in equity, fixed income, cash equivalent and other securities. U.S. pension assets do not include JPMorgan Chase common stock except in connection with investments in third-party stock-index funds.

The Firm offers postretirement medical and life insurance benefits to qualifying U.S. employees. These benefits vary with length of service and date of hire and provide for limits on JPMorgan Chase’s share of covered medical benefits. The medical benefits are contributory, while the life insurance benefits are noncontributory. Postretirement medical benefits are also offered to qualifying U.K. employees. The Firm’s postretirement benefit plans are accounted for in accordance with SFAS 106.

J.P. Morgan Chase & Co./2002 Annual Report	94

The following tables present the funded status and amounts reported on the Consolidated balance sheet and the components of net periodic benefit costs reported in the Consolidated statement of income for the Firm’s U.S. and non-U.S. defined benefit pension and postretirement benefit plans:

	Defined benefit pension plans
					Postretirement
	U.S.		Non-U.S.		benefit plans (a)

As of December 31, (in millions)	2002	2001	2002	2001	2002	2001

Change in benefit obligation
Benefit obligation at beginning of year	$(4,007)	$(3,898)	$(1,100)	$(1,135)	$(1,056)	$(941)
Benefits earned during the year	(174)	(202)	(16)	(46)	(12)	(16)
Interest cost on benefit obligations	(275)	(285)	(62)	(65)	(69)	(71)
Plan amendments	—	21	—	(4)	10	3
Employee contributions	—	—	(1)	(1)	(14)	(13)
Actuarial gain (loss)	(226)	5	(92)	43	(50)	(102)
Benefits paid	377	352	47	64	99	85
Curtailment gain	64	—	22	—	27	—
Settlement gain	—	—	6	—	—	—
Special termination benefits	—	—	(3)	—	(57)	—
Foreign exchange impact and other	—	—	(130)	44	(4)	(1)

Benefit obligation at end of year	$(4,241)	$(4,007)	$(1,329)	$(1,100)	$(1,126)	$(1,056)

Change in plan assets
Fair value of plan assets at beginning of year	$4,048	$4,314	$1,058	$1,055	$1,089	$358
Actual return on plan assets	(406)	(240)	(150)	(83)	(74)	(15)
Firm contributions	849	326	304	188	16	757
Settlement payments	—	—	(6)	—	—	—
Benefits paid	(377)	(352)	(47)	(64)	(11)	(14)
Foreign exchange impact and other	—	—	122	(38)	—	3

Fair value of plan assets at end of year	$4,114 (b)	$4,048 (b)	$1,281	$1,058	$1,020	$1,089

Reconciliation of prepaid (accrued) benefit cost and total amounts recognized
Funded status	$(127) (c)	$41	$(48)	$(42)	$(106)	$33
Unrecognized amounts:
Net transition asset	—	—	(1)	(1)	—	—
Prior service cost	56	78	4	4	10	27
Net actuarial (gain) loss	1,224	298	477	151	86	(132)

Prepaid (accrued) benefit cost reported in Other assets and Accrued expenses, respectively	$1,153	$417	$432 (d)	$112 (d)	$(10)	$(72)

(a)	Includes postretirement benefit obligation of $38 million and $37 million and postretirement benefit liability (included in Accrued expenses) of $49 million and $44 million at December 31, 2002 and 2001, respectively, for the U.K. plans, which are unfunded.
(b)	At December 31, 2002 and 2001, approximately $295 million and $307 million, respectively, of U.S. plan assets relate to surplus assets of group annuity contracts.
(c)	On February 10, 2003, the Firm made an additional cash contribution of $127 million to fund fully the projected benefit obligation as of December 31, 2002.
(d)	At December 31, 2002 and 2001, the liability (included in Accrued expenses) related to non-U.S. defined benefit pension plans that JPMorgan Chase elected not to prefund fully totaled $81 million and $73 million, respectively.

	Defined benefit pension plans
							Postretirement
	U.S.			Non-U.S.			benefit plans (a)

For the year ended December 31, (in millions)	2002	2001	2000	2002	2001	2000	2002	2001	2000

Components of net periodic benefit costs
Benefits earned during the year	$174	$202	$191	$16	$46	$32	$12	$16	$14
Interest cost on benefit obligations	275	285	275	62	65	38	69	71	66
Expected return on plan assets	(358)	(379)	(385)	(76)	(78)	(46)	(98)	(48)	(27)
Amortization of unrecognized amounts:
Prior service cost	7	10	9	—	—	—	2	—	(3)
Net actuarial (gain) loss	—	(5)	(14)	6	(1)	(1)	(10)	(12)	(18)
Curtailment (gain) loss (b)	15	—	—	(3)	—	—	(8)	—	—
Settlement gain	—	—	—	(2)	—	—	—	—	—
Special termination benefits (b)	—	—	—	3	—	—	57	—	—

Net periodic benefit costs reported in Compensation expense	$113	$113	$76	$6 (c)	$32	$23	$24	$27	$32

(a)	Includes net periodic postretirement benefit costs of $2 million in 2002, $2 million in 2001, and $0.6 million in 2000 for the U.K. plans.
(b)	Reflects expense recognized in 2002 due to management-initiated and outsourcing-related employee terminations.
(c)	Decrease in net periodic pension benefit costs resulted from conversion of certain non-U.S. defined benefit pension plans to defined contribution plans.

95	J.P. Morgan Chase & Co./2002 Annual Report

Notes to consolidated financial statements

J.P. Morgan Chase & Co.

JPMorgan Chase’s U.S. postretirement benefit obligation is partially funded with corporate-owned life insurance (COLI) purchased on the lives of eligible employees and retirees. Assets of the COLI policies are held in separate accounts with an insurance company and are invested in equities, bonds and other debt securities. While JPMorgan Chase owns the COLI policies, COLI proceeds (death benefits, withdrawals and other distributions) may be used only to reimburse the Firm for its net postretirement benefit claim payments and related administrative expenses.

The following table presents the weighted-average annualized actuarial assumptions for the Firm’s U.S. and non-U.S. defined benefit pension and postretirement benefit plans as of December 31:

	U.S.		Non-U.S.

	2002	2001	2002	2001

Discount rate	6.50%	7.25%	1.50%-5.60%	2.50%-6.00%
Assumed rate of long-term return on plan assets:
Pension	8.00%	9.25%	2.70%-6.50%	3.25%-7.25%
Postretirement benefit	8.00%	9.00%	NA	NA
Rate of increase in future compensation	4.50%	4.50%	1.25%-3.00%	2.00%-4.00%

NA-Not applicable

With all other assumptions held constant, a 25-basis point decline in the assumed long-term rate of return on U.S. plan assets would result in an increase of approximately $13 million in 2003 U.S. pension and other postretirement benefit expenses. A 25–basis point decline in the discount rate for the U.S. plans would result in an increase in 2003 U.S. pension and other postretirement benefit expenses of approximately $10 million and an increase in the related benefit obligation of approximately $122 million. These increases would be mostly offset by the effect of a similar reduction in the assumed interest rate used for crediting participant balances.

JPMorgan Chase has a number of other defined benefit pension plans (i.e., U.S. plans not subject to Title IV of the Employee Retirement Income Security Act). The most significant of these plans is the Excess Retirement Plan, where certain employees earn service credits on compensation amounts above the maximum limitation stipulated by law. This plan is a nonqualified noncontributory U.S. pension plan and is unfunded. Compensation expense related to the Firm’s other defined benefit pension plans totaled $15 million in 2002, $22 million in 2001 and $22 million in 2000.

At December 31, 2002, JPMorgan Chase’s assumed weighted-average medical benefits cost trend rate used to measure the expected cost of benefits covered was 10.0% for 2002, declining gradually over eight years to a floor of 5.0%. The effect of a 1% change in the assumed medical cost trend rate would result in a corresponding change in the December 31, 2002 benefit obligation and 2002 periodic expense by up to 4.4%.

Defined Contribution Plans

JPMorgan Chase offers several defined contribution plans in the U.S. and certain non-U.S. locations. The most significant of these plans is the 401(k) Savings Plan covering substantially all U.S. employees. This plan allows employees to make pre-tax contributions to tax-deferred investment portfolios. The Firm matches the employee’s contributions dollar for dollar up to a certain percentage of eligible compensation per pay period, subject to plan and legal limits. Employees begin to receive matching contributions after completing one year of service and benefits vest after three years of service. The Firm’s defined contribution plans are administered in accordance with applicable local laws and regulations. Compensation expense related to these plans totaled $251 million in 2002, $208 million in 2001 and $213 million in 2000.

Note 24 Employee stock-based incentives

Through December 31, 2002, JPMorgan Chase accounted for its employee stock-based compensation plans under the intrinsic value method in accordance with APB 25. There is no expense recognized for stock options as they were granted at the stock price on the grant date and, therefore, they have no intrinsic value. Compensation expense for restricted stock and restricted stock units (“RSUs”) is measured based on the number of shares granted and the stock price at the grant date and recognized over the required service period. Effective January 1, 2003, JPMorgan Chase will adopt SFAS 123 using the prospective transition method. SFAS 123 requires all stock-based compensation awards, including stock options, to be accounted for at fair value. Under the prospective transition method, all new awards granted to employees on or after January 1, 2003 will be accounted for at fair value. Awards outstanding as of December 31, 2002, if not subsequently modified, continue to be accounted for under APB 25. Fair value will be based on a Black-Scholes valuation model with compensation expense recognized in earnings over the required service period. It is estimated that the adoption of SFAS123, with respect to employee stock-based compensation awards granted in February 2003, will reduce the Firm’s net income by approximately $0.08 per share in 2003.

The following table details the total number of shares available for issuance under JPMorgan Chase employee stock-based incentive plans (including shares available for issuance to nonemployee directors). The Firm is not authorized to grant stock-based incentive awards to nonemployees other than to nonemployee directors.

	Number of shares to be	Weighted-average	Number of shares remaining
December 31, 2002	issued upon exercise of	exercise price of	available for future issuance under
(Shares in thousands)	outstanding options	outstanding options	equity compensation plans

Employee stock-based incentive plans approved by shareholders	221,353	$38.54	248,800 (a)
Employee stock-based incentive plans not approved by shareholders	189,442	43.37	162,000

Total	410,795	$40.77	410,800

(a)	Includes 101 million shares of restricted stock/RSUs available for grant in lieu of cash.

J.P. Morgan Chase & Co./2002 Annual Report	96

Key employee stock-based awards

JPMorgan Chase grants long-term stock-based incentive awards to certain key employees under two plans (the “LTI Plans”): the Long-Term Incentive Plan, approved by shareholders in May 2000, provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock and RSU awards, and the Stock Option Plan, a nonshareholder-approved plan, provides for grants of stock options and SARs. SARs have not been granted under either of these plans.

Under the LTI Plans, stock options are granted with an exercise price equal to JPMorgan Chase’s common stock price on the grant date. Generally, options cannot be exercised until at least one year after the grant date and become exercisable over various periods as determined at the time of the grant. Options generally expire ten years after the grant date.

In January 2001, JPMorgan Chase granted 82.2 million options under the LTI Plans pursuant to a growth performance incentive program (“GPIP”). The exercise price of all GPIP awards is $51.22, the price of JPMorgan Chase’s common stock on the grant date. Because the corporate and business unit performance goals for this award were not achieved, these options will become exercisable in January 2007, and expire ten years after the grant date. Forfeitures of GPIP options aggregated 14.9 million shares through December 31, 2002.

The following table, which includes the GPIP awards, presents a summary of JPMorgan Chase’s option activity under the LTI Plans during the last three years:

Year ended December 31,	2002		2001		2000

	Number of	Weighted-average	Number of	Weighted-average	Number of	Weighted-average
(Options in thousands)	options	exercise price	options	exercise price	options	exercise price

Options outstanding, January 1	272,304	$41.23	175,232	$31.52	183,456	$27.99
Granted	53,230	36.41	136,863	51.07	22,488	48.24
Exercised	(9,285)	16.85	(28,954)	25.69	(25,106)	20.25
Canceled	(17,518)	45.59	(10,837)	49.94	(5,606)	34.29

Options outstanding, December 31	298,731	$40.84	272,304	$41.23	175,232	$31.52
Options exercisable, December 31	144,421	$34.91	123,045	$30.34	130,479	$27.46

The following table, which includes the GPIP awards, details the distribution of options outstanding under the LTI Plans at December 31, 2002:

	Options outstanding			Options exercisable

(Options in thousands)	Options	Weighted-average	Weighted-average remaining	Options	Weighted-average
Range of exercise prices	outstanding	exercise price	contractual life (in years)	exercisable	exercise price

$3.41 — $20.00	27,563	$16.04	1.7	27,453	$16.04
$20.01 — $35.00	32,921	27.77	4.0	30,420	27.64
$35.01 — $50.00	123,956	40.22	7.0	66,583	41.08
$50.01 — $65.58	114,291	51.27	7.7	19,965	51.35

Total	298,731	$40.84	6.4	144,421	$34.91

Restricted stock and RSUs are granted by JPMorgan Chase under the LTI Plans at no cost to the recipient. Restricted stock/RSUs are subject to forfeiture until certain restrictions have lapsed, including continued employment for a specified period. The recipient of a share of restricted stock is entitled to voting rights and dividends on the common stock. An RSU entitles the recipient to receive a share of common stock after the applicable restrictions lapse; the recipient is entitled to receive cash payments equivalent to dividends on the underlying common stock during the period the RSU is outstanding.

During 2002, 24.0 million restricted stock/RSU awards (all payable solely in stock) were granted by JPMorgan Chase under the LTI Plans. In 2001 and 2000, 25.9 million and 36.1 million awards, respectively, were granted under these plans. The 2001 and 2000 grants each included 1.3 million restricted stock/RSU awards that are forfeitable. The vesting of these awards is conditioned upon certain vesting periods being met and JPMorgan Chase’s common stock price reaching and sustaining target prices within a five-year performance period. The expense related to the forfeitable awards is recognized over the designated performance period and measured based on the number of shares granted and the target stock price. If the target stock price is achieved, then any unrecognized amount is recognized as compensation expense either immediately or over the remaining minimum required service period if the target stock price is achieved prior to completion of such period. The 2001, 2000 and 1999 forfeitable awards have not vested as the target stock prices have not been achieved. See comparison of the fair and intrinsic value measurement methods on the following page for a discussion of the reversal of compensation expense related to these forfeitable awards.

97	J.P. Morgan Chase & Co./2002 Annual Report

Notes to consolidated financial statements

J.P. Morgan Chase & Co.

A portion of certain employees’ incentive compensation that exceeds specified levels is awarded in restricted stock or RSU awards (the “required deferral plan”) issued under the LTI Plans. These restricted stock/RSU awards vest solely based on continued employment. During 2001 and 2000, 137,500 and 160,000, respectively, of such awards were granted. The required deferral plan was discontinued in 2002.

Broad-based employee stock options

In January 2002, JPMorgan Chase granted 32.6 million options to all eligible full-time (375 options each) and part-time (188 options each) employees under the Value Sharing Plan, a nonshareholder-approved plan. This award is the third of three equal annual grants to eligible active employees. The exercise price for each annual grant is equal to JPMorgan Chase’s common stock price on the respective grant date. The options become exercisable after five years, or earlier if JPMorgan Chase’s common stock price reaches and sustains a target price for a minimum period. Options generally expire ten years after the grant date. The 2002, 2001 and 2000 grants have not vested as the target stock prices have not been achieved.

The following table presents a summary of JPMorgan Chase’s broad-based employee stock option plan activity during the past three years:

Year ended December 31,	2002		2001		2000

	Number of	Weighted-average	Number of	Weighted-average	Number of	Weighted-average
(Options in thousands)	options	exercise price	options	exercise price	options	exercise price

Options outstanding, January 1	87,393	$41.86	67,237	$38.17	50,937	$31.66
Granted	32,550	36.85	26,042	51.22	28,054	49.79
Exercised	(674)	15.01	(2,267)	27.65	(8,019)	31.44
Canceled	(6,114)	41.14	(3,619)	49.54	(3,735)	51.15

Options outstanding, December 31	113,155	$40.62	87,393	$41.86	67,237	$38.17

Options exercisable, December 31	38,864	$31.95	40,390	$31.76	42,768	$31.51

The following table details the distribution of broad-based employee stock options outstanding at December 31, 2002:

	Options outstanding			Options exercisable

(Options in thousands)	Options	Weighted-average	Weighted-average remaining	Options	Weighted-average
Range of exercise prices	outstanding	exercise price	contractual life (in years)	exercisable	exercise price

$10.26 — $20.00	7,147	$12.81	1.3	7,147	$12.81
$20.01 — $35.00	7,942	28.79	4.0	7,942	28.79
$35.01 — $50.00	74,516	41.19	7.4	23,775	38.76
$50.01 — $65.58	23,550	51.22	8.1	—	—

Total	113,155	$40.62	6.9	38,864	$31.95

Comparison of the fair and intrinsic value measurement methods

Pre-tax employee stock-based compensation expense recognized in reported earnings totaled $0.6 billion in 2002, $0.8 billion in 2001 and $1.1 billion in 2000. Compensation expense for 2002 included the reversal of previously accrued expenses in the amount of $120 million related to the forfeitable key employee awards granted in 1999, 2000 and 2001. During 2002, it was determined that it was no longer probable that the target stock prices would be achieved within their respective performance periods. The target stock prices for these forfeitable awards ranged from $73.33 to $85.00.

The following table presents net income and basic and diluted earnings per share as reported and after the impact of applying SFAS 123. The increase in compensation expense after applying SFAS 123 in 2002 compared to 2001 reflects expense related to a higher level of options granted in prior years that are not fully vested. This increase is partially offset by a decline in the weighted-average grant-date fair value of options granted in 2002. The higher expense from applying SFAS 123 in 2001 compared to 2000 results from the increase in the number of options granted in 2001.

	Year ended December 31,
	(in millions, except per share data)	2002	2001	2000

	Net income as reported	$1,663	$1,694	$5,727
Add:	Employee stock-based compensation
	expense included in reported net income,
	net of related tax effects	354	479	661
Deduct:	Employee stock-based compensation
	expense determined under the fair value
	method for all awards, net of related tax effects	(1,232)	(1,101)	(1,017)

	Pro Forma net income	$785	$1,072	$5,371

	Earnings per share:
Basic	As reported	$0.81	$0.83	$2.99
	Pro Forma	0.37	0.51	2.80
Diluted	As reported	$0.80	$0.80	$2.86
	Pro Forma	0.37	0.50	2.68

J.P. Morgan Chase & Co./2002 Annual Report	98

The following table presents JPMorgan Chase’s weighted-average grant-date fair values for the employee stock-based compensation awards granted and the assumptions used to value stock options under a Black-Scholes valuation model:

Year ended December 31,	2002	2001	2000

Weighted-average grant-date fair value
Stock options:
Key employee	$11.57	$18.39	$18.79
Broad-based employee	9.49	14.60	17.66
Restricted stock and RSUs (all payable solely in stock)	36.28	49.21	42.88
Weighted-average annualized stock option valuation assumptions
Risk-free interest rate	4.61%	5.08%	6.65%
Expected dividend yield(a)	3.72	2.51	2.25
Expected common stock price volatility	39	37	38
Assumed weighted-average expected life of stock options (in years)
Key employee	6.8	6.8	6.8
Broad-based employee	3.8	3.8	5.5

(a)	Based primarily on historical data at the grant dates.

Note 25 Restrictions on cash and intercompany funds transfers

The Board of Governors of the Federal Reserve System (“FRB”) requires depository institutions to maintain cash reserves with a Federal Reserve Bank. The average amount of reserve balances deposited by JPMorgan Chase’s bank subsidiaries with various Federal Reserve Banks was approximately $2.2 billion in 2002 and $1.1 billion in 2001.

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

The principal sources of JPMorgan Chase’s income (on a parent company-only basis) are dividends and interest from JPMorgan Chase Bank and the other banking and nonbanking subsidiaries of JPMorgan Chase. In addition to dividend restrictions set forth in statutes and regulations, the FRB, the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”) have authority under the Financial Institutions Supervisory Act to prohibit or to limit the payment of dividends by the banking organizations they supervise, including JPMorgan Chase and its subsidiaries that are banks or bank holding companies, if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.

At January 1, 2003 and 2002, JPMorgan Chase’s bank subsidiaries could pay, in the aggregate, $1.3 billion and $2.2 billion, respectively, in dividends to their respective bank holding companies without prior approval of their relevant banking regulators. Dividend capacity in 2003 will be supplemented by the banks’ earnings during the year.

In compliance with rules and regulations established by U.S. and non-U.S. regulators, as of December 31, 2002 and 2001, cash in the amount of $2.1 billion and $2.0 billion, respectively, and securities with a market value of $3.0 billion and $4.4 billion, respectively, were segregated in special bank accounts for the benefit of securities and futures brokerage customers.

Note 26 Capital

There are two categories of risk-based capital: core capital (referred to as Tier 1 capital) and supplementary capital (referred to as Tier 2 capital). Tier 1 capital includes common stockholders’ equity, qualifying preferred stock and minority interest less goodwill and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1, long-term debt and other instruments qualifying as Tier 2, the aggregate allowance for credit losses up to a certain percentage of risk-weighted assets, less investments in certain subsidiaries. Under the risk-based capital guidelines of the FRB, JPMorgan Chase is required to maintain minimum ratios of Tier 1 and total (Tier 1 plus Tier 2) capital to risk-weighted assets. Failure to meet these minimum requirements could result in actions taken by the FRB. Bank subsidiaries also are subject to these capital requirements by their respective primary regulators. Management believes that as of December 31, 2002, JPMorgan Chase met all capital requirements to which it was subject and is not aware of any subsequent events that would alter this classification.

99	J.P. Morgan Chase & Co./2002 Annual Report

Notes to consolidated financial statements

J.P. Morgan Chase & Co.

The following table presents the risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries:

			Risk-	Adjusted	Tier 1	Total	Tier 1
	Tier 1	Total	weighted	average	capital(c)(e)	capital(c)(e)	leverage(c)(f)
December 31, 2002 (in millions)	capital(b)(c)	capital(c)	assets(d)	assets	ratio	ratio	ratio

J.P. Morgan Chase & Co.(a)	$37,570	$54,495	$455,948	$741,862	8.24%	11.95%	5.06%
JPMorgan Chase Bank	31,908	43,348	389,731	607,200	8.19%	11.12%	5.25%
Chase Manhattan Bank USA, N.A.	3,993	5,908	43,723	31,927	9.13%	13.51%	12.51%
Well capitalized ratios(g)					6.00%	10.00%	5.00	%(h)
Minimum capital ratios(g)					4.00%	8.00%	3.00%

(a)	Assets and capital amounts for JPMorgan Chase’s banking subsidiaries reflect intercompany transactions, whereas the respective amounts for JPMorgan Chase reflect the elimination of intercompany transactions.
(b)	In accordance with the FRB risk-based capital guidelines, minority interest for JPMorgan Chase includes preferred stock instruments issued by subsidiaries of JPMorgan Chase. For a further discussion, see Notes 16 and 17.
(c)	The provisions of SFAS 115 do not apply to the calculations of the Tier 1 capital and Tier 1 leverage ratios. The risk-based capital guidelines permit the inclusion of 45% of the pre-tax unrealized gain on certain equity securities in the calculation of Tier 2 capital.
(d)	Includes off-balance sheet risk-weighted assets in the amounts of $170.4 billion, $148.4 billion and $12.9 billion, respectively, at December 31, 2002.
(e)	Tier 1 capital or total capital, as applicable, divided by risk-weighted assets. Risk-weighted assets include assets and off-balance sheet positions, weighted by the type of instruments and the risk weight of the counterparty, collateral or guarantor.
(f)	Tier 1 capital divided by adjusted average assets (net of allowance for loan losses, goodwill and certain intangible assets).
(g)	As defined by the regulations issued by the FRB, the FDIC and the OCC.
(h)	Represents requirements for bank subsidiaries pursuant to regulations issued under the Federal Deposit Insurance Corporation Improvement Act. There is no Tier 1 leverage component in the definition of a well-capitalized bank holding company.

The following table shows the components of the Firm’s Tier 1 and total capital:

December 31, (in millions)	2002		2001

Tier 1 capital
Common stockholders’ equity	$40,065		$40,530
Nonredeemable preferred stock	1,009		1,009
Minority interest	5,520	(a)	5,084	(b)
Less: Goodwill and investments in certain subsidiaries	8,122		8,231
Nonqualifying intangible assets and other	902		679

Tier 1 capital	$37,570		$37,713

Tier 2 capital
Long-term debt and other instruments qualifying as Tier 2	$11,801		$12,051
Qualifying allowance for credit losses	5,458		4,759
Less: Investment in certain subsidiaries	334		450

Tier 2 capital	$16,925		$16,360

Total qualifying capital	$54,495		$54,073

(a)	Minority interest includes trust preferred stocks of certain business trust subsidiaries.
(b)	Minority interest includes trust preferred stocks of certain business trust subsidiaries and the preferred stock of a Real Estate Investment Trust subsidiary of JPMorgan Chase. For a further discussion, see Notes 16 and 17.

Note 27 Commitments and contingencies

At December 31, 2002, JPMorgan Chase and its subsidiaries were obligated under a number of noncancelable operating leases for premises and equipment used primarily for banking purposes. Certain leases contain rent escalation clauses for real estate taxes and other operating expenses and renewal option clauses calling for increased rents. No lease agreement imposes any restrictions on JPMorgan Chase’s ability to pay dividends, engage in debt or equity financing transactions, or enter into further lease agreements. Future minimum rental payments required under operating leases with noncancelable lease terms that expire after December 31, 2002 were as follows:

Year ended December 31, (in millions)

2003	$737
2004	720
2005	651
2006	616
2007	545
After	4,849

Total minimum payments required	8,118
Less: Sublease rentals under noncancelable subleases	274

Net minimum payment required	$7,844

Total rental expense was as follows:

Year ended December 31, (in millions)	2002	2001	2000

Gross rentals	$1,012	$804	$716
Sublease rentals	(134)	(135)	(79)

Net rental expense	$878	$669	$637

At December 31, 2002, assets were pledged to secure public deposits and for other purposes. The significant components of the assets pledged were as follows:

At December 31, (in billions)	2002	2001

Reverse repurchase/securities borrowing agreements	$199	$134
Securities	73	50
Loans	40	31
Other (a)	112	54

Total assets pledged	$424	$269

(a)	Primarily composed of trading assets.

J.P. Morgan Chase & Co./2002 Annual Report	100

The Firm established a reserve of $900 million related to costs anticipated to be incurred in connection with the various private litigations and regulatory inquiries involving Enron Corp. (“Enron”) and the other material legal actions, proceedings and investigations in which the Firm is currently involved. This reserve represents management’s best estimate, after consultation with counsel, of the current probable aggregate costs associated with these matters. Of the $900 million, $600 million has been allocated to the various cases, proceedings and investigations associated with Enron. The balance of $300 million has been allocated to the various material litigation, proceedings and investigations involving the Firm’s debt and equity underwriting activities and equity research practices, and includes $80 million relating to the Firm’s settlement in December 2002 with various regulators relating to equity research practices. It is possible that the reserve could be subject to revision in the future.

In addition to the various cases, proceedings and investigations for which the reserve has been established, JPMorgan Chase and its subsidiaries are named as defendants in a number of other legal actions and governmental proceedings arising in connection with their respective businesses. Additional actions, investigations or proceedings may be brought from time to time in the future. In view of the inherent difficulty of predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages or where the cases present novel legal theories or involve a large number of parties, the Firm cannot state with confidence what the eventual outcome of the pending matters (including the pending material matters as to which the reserve has been established) will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss related to each pending matter will be. Subject to the foregoing caveat, JPMorgan Chase anticipates, based upon its current knowledge, after consultation with counsel and after taking into account the establishment of the aforementioned $900 million reserve, that the outcome of the legal actions, proceedings and investigations currently pending against it should not have a material adverse effect on the consolidated financial condition of the Firm, although the outcome of a particular proceeding or the imposition of a particular fine or penalty may be material to JPMorgan Chase’s operating results for a particular period depending upon, among other factors, the size of the loss or liability and the level of JPMorgan Chase’s income for that period.

Note 28 Accounting for derivative instruments and hedging activities

SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, used for trading and hedging activities. All derivatives, whether designated for hedging relationships or not, are required to be recorded on the balance sheet at fair value. The accounting for changes in value of a derivative depends on whether the contract has been designated and qualifies for hedge accounting. The majority of JPMorgan Chase’s derivatives are entered into for trading purposes. The Firm also uses derivatives as an end user to hedge market exposures, modify the interest rate characteristics of related balance sheet instruments or meet longer-term investment objectives. Both trading and end-user derivatives are recorded at fair value in Trading assets and Trading liabilities.

Derivatives designated as hedges for accounting purposes must be considered to be highly effective at reducing the risk associated with the exposure being hedged. Each derivative must be designated as a hedge, with documentation of the risk management objective and strategy for the hedge, including identification of the hedging instrument, the hedged item and the risk exposure, and how effectiveness is to be assessed prospectively and retrospectively.

For qualifying fair value hedges, all changes in the fair value of the derivative and changes in the fair value of the hedged item are recognized in earnings. If the hedge relationship is terminated, then the fair value adjustment to the hedged item continues to be reported as part of the basis of the item and is amortized to earnings as a yield adjustment. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income and recognized in the income statement when the hedged cash flows affect earnings. The ineffective portions of cash flow hedges are immediately recognized in earnings. If the hedge relationship is terminated, then the change in fair value of the derivative recorded in other comprehensive income is recognized consistent with the original hedge strategy, when the hedged cash flows occur. For hedge relationships discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related derivative amounts recorded in other comprehensive income are immediately recognized in earnings. For qualifying net investment hedges, changes in the fair value of the derivative or the revaluation of the foreign currency–denominated debt instrument are recorded in the translation adjustments account within other comprehensive income.

101	J.P. Morgan Chase & Co./2002 Annual Report

Notes to consolidated financial statements

J.P. Morgan Chase & Co.

JPMorgan Chase’s fair value hedges primarily include hedges of fixed-rate long-term debt, loans, AFS securities and mortgage servicing rights. Interest rate swaps are the most common type of derivative contract used to modify exposure to interest rate risk by converting fixed-rate assets and liabilities to a floating rate. Interest rate options and swaptions are also used in combination with interest rate swaps to hedge the fair value of the Firm’s mortgage servicing rights. All amounts have been included in earnings consistent with the classification of the hedged item, primarily Net interest income, Fees and commissions and Other revenue. JPMorgan Chase did not recognize any gains or losses during 2002 on firm commitments that no longer qualify as fair value hedges.

JPMorgan Chase enters into derivative contracts to hedge exposure to variability in cash flows from floating-rate financial instruments and forecasted transactions, primarily the rollover of short-term assets and liabilities and anticipated securities transactions. Interest rate swaps, futures, options and foreign exchange forwards are the most common instruments used to reduce the impact of interest rate and foreign exchange rate changes on future earnings. All amounts have been included in earnings consistent with the classification of the hedged item, primarily Net interest income.

JPMorgan Chase primarily uses forward foreign exchange contracts and foreign currency–denominated debt instruments to protect the value of its net investments in its non-U.S. subsidiaries in foreign currencies. The portion of the hedging instruments excluded from the assessment of hedge effectiveness (forward points) is recorded in Net interest income.

The following table presents derivative instrument- and hedging-related activities for the period indicated:

Year ended December 31, (in millions)	2002	2001

Fair value hedge ineffective net gains(a)	$441	$386
Cash flow hedge ineffective net losses(a)	(1)	(7)
Cash flow hedging gains on forecasted transactions that failed to occur	—	40 (b)
Expected reclassifications from OCI to earnings(c)	317	(177)

(a)	Includes ineffectiveness and the components of hedging instruments that have been excluded from the assessment of hedge effectiveness.
(b)	Represents recognized gains in net interest income for cash flow hedges of AFS security purchases that were discontinued because the forecasted transaction failed to occur.
(c)	Represents the reclassification of net after-tax gains (losses) on derivative instruments from OCI to earnings that are expected to occur over the next 12 months. The maximum length of time over which forecasted transactions are hedged is ten years, related to core lending and borrowing activities.

In 2001, the adoption of SFAS 133 resulted in an after-tax reduction to net income of $25 million and an after-tax reduction to Other comprehensive income of $36 million. The impact of reclassifying certain SFAS 115 securities from AFS to trading was not material at the adoption date. Due to SFAS 133, JPMorgan Chase changed certain hedging strategies and elected not to designate some derivatives utilized to manage economic exposure as accounting hedges. For example, to moderate its use of derivatives, the mortgage business began using AFS securities as economic hedges of mortgage servicing rights. Certain interest rate derivatives are recorded in Trading revenue due to operational and cost constraints of applying hedge accounting. Changes in the fair value of credit derivatives used to manage the Firm’s credit risk are recorded in Trading revenue because of the difficulties in qualifying such contracts as hedges of loans and commitments.

Prior to the adoption of SFAS 133, derivatives used for hedging purposes generally were not recorded on the Consolidated balance sheet and the unrealized gains and losses were deferred on those contracts.

Note 29 Off-balance sheet lending-related financial instruments and guarantees

JPMorgan Chase utilizes lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk should the counterparty draw down the commitment or the Firm fulfill its obligation under the guarantee, and the counterparty subsequently fails to perform according to the terms of the contract. Most of these commitments and guarantees expire without a default occurring or without being drawn. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of the Firm’s actual future credit exposure or funding requirements. Further, certain commitments, primarily related to consumer financings, are cancelable, upon notice, at the option of the Firm.

To provide for the risk of loss inherent in commercial-related contracts, an allowance for credit losses is maintained. See Note 10 for a further discussion on the allowance for credit losses on lending-related commitments.

The following table summarizes the contract amounts relating to off-balance sheet lending-related financial instruments and guarantees at December 31, 2002 and 2001:

Off-balance sheet lending-related financial instruments

December 31, (in millions)	2002	2001

Consumer-related	$151,138	$131,854
Commercial-related:
Other unfunded commitments to extend credit (a)(b)	$196,654	$204,397
Standby letters of credit and guarantees(a)	38,848	41,163
Other letters of credit (a)	2,618	2,151

Total commercial-related	$238,120	$247,711
Customers’ securities lent	$101,503	$111,167

(a)	Net of risk participations totaling $15.6 billion and $13.9 billion at December 31, 2002 and 2001.
(b)	Includes unused advised lines of credit totaling $22.0 billion at December 31, 2002 and $19.2 billion at December 31, 2001. In regulatory filings with the FRB, unused advised lines are not reportable.

J.P. Morgan Chase & Co./2002 Annual Report	102

In November 2002, the FASB issued FIN 45, which requires the Firm to disclose information about obligations under certain guarantee arrangements. FIN 45 defines a guarantee as a contract that contingently requires the Firm to pay a guaranteed party based on: (a) changes in an underlying asset, liability, or equity security of the guaranteed party, or (b) a third party’s failure to perform under a specified agreement. The Firm considers the following off-balance sheet lending arrangements to be guarantees under FIN 45: certain asset purchase agreements; standby letters of credit and financial guarantees; and securities lending indemnifications.

Unfunded commitments to extend credit are agreements to lend only when a customer has complied with predetermined conditions, and they generally expire on fixed dates. The allowance for credit losses on lending-related commitments includes $213 million at December 31, 2002, related to unfunded commitments to extend credit. The majority of the Firm’s unfunded commitments are not guarantees as defined in FIN 45, except for asset purchase agreements of $36 billion at December 31, 2002. These agreements are primarily used as a mechanism to provide liquidity to SPEs. Of the $36 billion of asset purchase agreements at December 31, 2002, $33 billion related to the Firm’s multi-seller conduits and structured commercial loan vehicles described in Note 11.

Certain asset purchase agreements can be exercised at anytime by the SPE’s administrator, while others require a triggering event to occur. Triggering events include, but are not limited to, a need for liquidity, a market value decline of the assets or downgrade in the rating of JPMorgan Chase Bank. These agreements may cause the Firm to purchase an asset from the SPE at an amount above the asset’s fair value, in effect, providing a guarantee of the initial value of the reference asset as of the date of the agreement. In most instances, third-party credit enhancements of the SPE mitigate the Firm’s potential losses on these agreements. The allowance for credit losses on lending-related commitments related to these agreements was not material at December 31, 2002.

Standby letters of credit and financial guarantees are conditional lending commitments issued by JPMorgan Chase to guarantee the performance of a customer to a third party under borrowing arrangements such as commercial paper facilities, bond financings and similar transactions. More than 90% of these arrangements mature within three years. The Firm typically has recourse to recover from the customer any amounts paid under these guarantees; in addition, the Firm may hold cash or other highly liquid collateral to support these guarantees. Collateral held at December 31, 2002 relating to these arrangements was $8 billion. The allowance for credit losses on lending-related commitments included $150 million related to standby letters of credit and financial guarantees.

JPMorgan Chase holds customers’ securities under custodial arrangements. At times, these securities are loaned to third parties, and the Firm issues securities lending indemnification agreements to the customer that protect the customer against the risk of loss if the third party fails to return the securities. To support these indemnification agreements, JPMorgan Chase generally obtains from the third party cash or other highly liquid collateral with a market value exceeding 100% of the value of the loaned securities. At December 31, 2002, the Firm held $110 billion in collateral in support of these agreements.

In connection with issuing securities to investors, the Firm may enter into contractual arrangements with third parties that may require the Firm to make a payment to them in the event of a change in tax law or an adverse interpretation of tax law. In certain of these cases, the contract may also include a termination clause which would allow the Firm to settle the contract at its fair value, thus not requiring the Firm to make a payment under the indemnification agreement. Even without the termination clause, management does not expect such indemnification agreements to have a material adverse effect on the consolidated financial condition of JPMorgan Chase. The Firm may also enter into indemnification clauses when it sells a business or assets to a third party pursuant to which it indemnifies that third party for losses they may incur due to actions taken by the Firm prior to the sale. It is difficult to estimate the Firm’s maximum exposure under these indemnification arrangements since this would require an assessment of future changes in tax laws and future claims that may be made against the Firm that have not yet occurred. However, based on historical experience, management expects the risk of loss to be remote.

In addition to the contracts described above, there are certain derivative contracts to which the Firm is a counterparty that meet the characteristics of a guarantee under FIN 45. These derivatives are recorded on the Consolidated balance sheet at fair value. These contracts include written put options that require the Firm to purchase assets from the option holder at a specified price by a specified date in the future, as well as derivatives that effectively guarantee the return on a counter-party’s reference portfolio of assets. The total notional value of the derivatives that the Firm deems to be guarantees was $47 billion at December 31, 2002. The Firm reduces its exposures to these contracts by entering into offsetting transactions or by entering into contracts that hedge the market risk related to these contracts. The fair value related to these contracts was a derivative receivable of $141 million and a derivative payable of $814 million at December 31, 2002.

Finally, certain written put options and credit derivatives permit cash settlement and do not require the option holder or the buyer of credit protection to own the reference asset. The Firm does not consider these contracts to be guarantees as described in FIN 45.

103	J.P. Morgan Chase & Co./2002 Annual Report

Notes to consolidated financial statements

J.P. Morgan Chase & Co.

Note 30 Credit risk concentrations

Concentrations of credit risk arise when a number of customers are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.

JPMorgan Chase regularly monitors various segments of its credit risk portfolio to assess potential concentration risks and to obtain collateral when deemed necessary. In the Firm’s commercial portfolio, risk concentrations are primarily evaluated by industry, and also by geographic region. In the consumer portfolio, concentrations are primarily evaluated by product, and by U.S. geographic region.

For further information regarding on-balance sheet credit concentrations by major product and geography, see Note 9 on page 80. For information regarding concentrations of off-balance sheet lending-related financial instruments by major product, see Note 29 on page 102. More information about concentrations can be found on the following tables in the MD&A:

Commercial exposure	Page 47
Commercial selected industry concentrations	Page 48
Selected country exposure	Page 53
Residential mortgage loans by geographic region	Page 55
Managed credit card loans by geographic region	Page 55
Auto financings by geographic region	Page 55

The table below presents both on-balance sheet and off-balance sheet commercial- and consumer-related credit exposure as of December 31, 2002 and 2001:

	2002			2001

	Credit	On-balance	Off-balance	Credit	On-balance	Off-balance
December 31, (in billions)	exposure	sheet (a)	sheet (b)	exposure	sheet (a)	sheet(b)

Commercial-related:
Commercial banking	$44.5	$36.5	$8.0	$36.0	$26.9	$9.1
Finance companies	24.2	1.7	22.5	23.5	4.0	19.5
All other commercial	344.2	136.6	207.6	364.2	145.1	219.1

Total commercial-related	$412.9	$174.8	$238.1	$423.7	$176.0	$247.7

Consumer-related:
Credit cards (c)	$143.1	$19.7	$123.4	$124.2	$19.4	$104.8
Residential mortgages	84.0	64.0	20.0	77.6	59.9	17.7
Auto financings	35.4	33.6	1.8	27.6	25.7	1.9
All other consumer	13.4	7.5	5.9	15.1	7.6	7.5

Total consumer-related	$275.9	$124.8	$151.1	$244.5	$112.6	$131.9

Total exposure	$688.8	$299.6	$389.2	$668.2	$288.6	$379.6

(a)	Represents loans, and derivative and other receivables.
(b)	Represents lending-related financial instruments.
(c)	Excludes securitized credit card receivables.

Note 31 Fair value of financial instruments

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

The accounting for an asset or liability may differ based on the type of instrument and/or its use in a trading or investing strategy. Generally, the measurement framework recorded in financial statements is one of the following:

•	Recorded at fair value on the Consolidated balance sheet with changes in fair value recorded each period in the Consolidated statement of income;

•	Recorded at fair value on the Consolidated balance sheet with changes in fair value recorded each period in a separate component of stockholders’ equity and as part of Other comprehensive income;

•	Recorded at cost (less other-than-temporary impairments) with changes in fair value not recorded in the financial statements but disclosed in the notes thereto; or

•	Recorded at the lower of cost or fair value.

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

Valuation adjustments are made, at times, based on defined methodologies that are applied consistently over time and that are intended to ensure that positions are carried at the best estimate of fair value. Valuation adjustments include amounts to reflect counterparty credit quality, liquidity and concentration concerns, and ongoing servicing costs. JPMorgan Chase’s valua-

J.P. Morgan Chase & Co. / 2002 Annual Report                                          104

tion process is continually subject to review, which includes valuation model and methodology reviews and price testing with independent sources where appropriate.

These methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, the use of different methodologies or secondary market prices to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date; for example, the cost of credit derivatives can be used to estimate the fair value of commercial loans and lending-related commitments, rather than discounting them using primary market rates. Following such an approach, the fair value of the Firm’s commercial loans would approximate carrying value (i.e., commercial loans net of the allowance for loan losses) at December 31, 2002. Following the same approach, the maximum incremental depreciation in fair value of the Firm’s commercial lending-related commitments would be approximately 40 basis points of the total notional amount of these commitments at December 31, 2002.

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

Financial assets

Assets for which fair value approximates carrying value

Fair values of certain financial assets carried at cost, including cash and due from banks, deposits with banks, securities borrowed, short-term receivables and accrued interest receivable are considered to approximate their respective carrying values due to their short-term nature and generally negligible credit risk.

Assets where fair value differs from cost

JPMorgan Chase’s debt, equity and derivative trading instruments are carried at their estimated fair value. Quoted market prices, when available, are used to determine the fair value of trading instruments. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of instruments with similar characteristics or discounted cash flows.

Federal funds sold and securities purchased under resale agreements

Federal funds sold and securities purchased under resale agreements are typically short-term in nature, and as such, for a significant majority of the Firm’s transactions, cost approximates carrying value. This balance sheet item also includes structured resale agreements and similar products with long-dated maturities. To estimate the fair value of these instruments, the cash flows are discounted using the appropriate market rates for the applicable maturity.

Securities

Fair values of actively-traded securities are determined by the secondary market, while the fair values for nonactively traded securities are based on independent broker quotations.

Derivatives

Fair value for derivatives is determined based on the following:

•	Position valuation principally based on liquid market pricing as evidenced by exchange traded prices, broker-dealer quotations or related input factors which assume all counter-parties have the same credit rating;

•	Adjustments to the resulting portfolio valuation to reflect the credit quality of individual counterparties that are principally based on market prices for credit risk; and

•	Other pricing adjustments to take into consideration liquidity, transaction hedging costs and other factors.

Loans

Fair value for loans is determined using methodologies suitable for each type of loan:

•	Fair value for the commercial loan portfolio is based on the assessment of the two main risk components of the portfolio: credit and interest. The estimated cash flows are discounted using a primary market rate appropriate for each maturity that incorporates the effects of interest rate changes and then are adjusted to reflect the inherent credit risk.

•	Fair values for consumer installment loans (including auto financings) and residential mortgages for which market rates for comparable loans are readily available are based on discounted cash flows, adjusted for prepayments. The discount rates used for consumer installment loans are current rates offered by commercial banks. For residential mortgages, secondary market yields for comparable mortgage-backed securities, adjusted for risk, are used.

•	Fair value for credit card receivables is based on discounted expected cash flows. The discount rates used for credit card receivables incorporate only the effects of interest rate changes since the estimated cash flows are adjusted for credit risk.

•	The fair value of loans in the held-for-sale and trading portfolios is generally based on observable market prices and prices of similar instruments, including bonds, credit derivatives and loans with similar characteristics. Otherwise, if market prices are not available, the fair value is based on the estimated cash flows adjusted for credit risk that is discounted using a rate appropriate for each maturity that incorporates the effects of interest rate changes.

105                                          J.P. Morgan Chase & Co./2002 Annual Report

Notes to consolidated financial statements

J.P. Morgan Chase & Co.

Other assets

This caption includes private equity investments and MSRs.

For a discussion of the fair value methodology of private equity investments, see Note 13 on page 88.

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

Financial liabilities

Liabilities for which fair value approximates carrying value

SFAS 107 requires that the fair value disclosed for deposit liabilities with no stated maturity (i.e., demand, savings and certain money market deposits) be equal to their carrying value. SFAS 107 does not allow for the recognition of the inherent funding value of these instruments.

Fair value of commercial paper, other borrowed funds, accounts payable and accrued liabilities is considered to approximate their respective carrying values due to their short-term nature.

Interest-bearing deposits

Fair values of interest-bearing deposits are estimated by discounting cash flows based on contractual maturities of funds having similar interest rates and similar maturities.

Federal funds purchased and securities sold under repurchase agreements

Federal funds purchased and securities sold under repurchase agreements are typically short-term in nature, and as such, for a significant majority of the Firm’s transactions, cost approximates carrying value. This balance sheet item also includes structured repurchase agreements and similar products with long-dated maturities. To estimate the fair value of these instruments, the cash flows are discounted using the appropriate market rates for the applicable maturity.

Long-term debt-related instruments

Fair value for long-term debt, including the guaranteed preferred beneficial interests in the Firm’s junior subordinated deferrable interest debentures, is based on current market rates and is adjusted for JPMorgan Chase’s credit quality.

Lending-related commitments

The Firm estimates the fair value of its commitments to extend credit based on the primary market prices to originate new commitments at December 31, 2002. It is the change in current primary market prices relative to the original prices that provides the estimate of the fair value of these commitments. On this basis, the fair value of the Firm’s lending-related commitments approximated the allowance for lending-related commitments of $363 million at December 31, 2002.

The following table presents the carrying value and estimated fair value of financial assets and liabilities valued under SFAS 107. Accordingly, certain amounts which are not considered financial instruments are excluded from the table.

	2002			2001

	Carrying	Estimated	Appreciation/	Carrying	Estimated	Appreciation/
December 31, (in billions)	value	fair value	(depreciation)	value	fair value	(depreciation)

Financial assets
Assets for which fair value approximates carrying value	$76.4	$76.4	$—	$86.7	$86.7	$—
Fed funds sold and securities purchased under resale agreements	65.8	66.0	0.2	63.7	63.7	—
Trading assets	248.3	248.3	—	189.4	189.4	—
Securities available-for-sale	84.0	84.0	—	59.3	59.3	—
Securities held-to-maturity	0.4	0.4	—	0.5	0.5	—
Loans-commercial, net of allowance for loan losses	88.6	89.1	0.5	102.4	102.8	0.4
Loans-consumer, net of allowance for loan losses	122.4	124.7	2.3	110.5	112.2	1.7
Other assets	53.3	53.5	0.2	65.5	65.8	0.3

Total financial assets	$739.2	$742.4	$3.2	$678.0	$680.4	$2.4

Financial liabilities
Liabilities for which fair value approximates carrying value	$145.1	$145.1	$—	$153.6	$153.6	$—
Interest-bearing deposits	222.7	223.1	(0.4)	216.7	216.8	(0.1)
Fed funds purchased and securities sold under repurchase agreements	169.5	169.5	—	128.4	128.4	—
Trading liabilities	133.1	133.1	—	109.1	109.1	—
Long-term debt-related instruments	45.2	45.5	(0.3)	43.6	44.4	(0.8)

Total financial liabilities	$715.6	$716.3	$(0.7)	$651.4	$652.3	$(0.9)

Net appreciation			$2.5			$1.5

J.P. Morgan Chase & Co./2002 Annual Report                                          106

Note 32 International operations

The following table presents income statement information of JPMorgan Chase by major geographic areas. JPMorgan Chase defines international activities as business transactions that involve customers residing outside the U.S., and the information presented below is based primarily on the domicile of the customer. However, many of the Firm’s U.S. operations serve international businesses.

As the Firm’s operations are highly integrated, estimates and subjective assumptions have been made to apportion revenue and expense between U.S. and international operations. The estimates and assumptions used to apportion revenue and expense are consistent with the allocations used for JPMorgan Chase’s segment reporting as set forth in Note 33.

JPMorgan Chase’s long-lived assets for the periods presented are not considered by management to be significant in relation to total assets. The majority of the Firm’s long-lived assets are located in the United States.

				Income (loss)	Net
For the year ended December 31, (in millions)	Revenue(a)	Expense(b)		before income taxes	income (loss)

2002
Europe/Middle East and Africa	$5,120	$4,882		$238	$157
Asia and Pacific	1,900	1,820		80	53
Latin America and the Caribbean	685	557		128	85
Other	42	34		8	5

Total international	7,747	7,293		454	300
Total U.S.	21,867	19,802	(c)	2,065	1,363

Total	$29,614	$27,095		$2,519	$1,663

2001
Europe/Middle East and Africa	$6,725	$5,128		$1,597	$1,054
Asia and Pacific	1,934	2,229		(295)	(195)
Latin America and the Caribbean	686	703		(17)	(11)
Other	43	38		5	3

Total international	9,388	8,098		1,290	851
Total U.S.	19,956	18,680		1,276	843

Total	$29,344	$26,778		$2,566	$1,694

2000
Europe/Middle East and Africa	$7,466	$4,259		$3,207	$1,980
Asia and Pacific	3,194	1,906		1,288	837
Latin America and the Caribbean	995	737		258	153
Other	41	48		(7)	(7)

Total international	11,696	6,950		4,746	2,963
Total U.S.	21,490	17,503		3,987	2,764

Total	$33,186	$24,453		$8,733	$5,727

(a)	Revenue is composed of net interest income and noninterest revenue.
(b)	Expense is composed of noninterest expense and provision for credit losses. The amounts include an allocation of merger and restructuring costs.
(c)	Includes the $1.3 billion (pre-tax) charge related to the settlement of the Enron Surety litigation and the establishment of a litigation reserve for certain material litigation, proceedings and investigations.

107	J.P. Morgan Chase & Co./2002 Annual Report

Notes to consolidated financial statements

J.P. Morgan Chase & Co.

Note 33 Segment information

JPMorgan Chase is organized into five major businesses. These businesses are segmented based on the products and services provided, or the type of customer served, and reflect the manner in which financial information is evaluated by management.

JPMorgan Chase uses shareholder value added (“SVA”) and operating earnings as its principal measures of segment profitability. For a definition of these measurements, see the Glossary of terms on page 114.

Operating revenues and expenses directly associated with each segment are included in determining the segment’s operating earnings. Guidelines exist for allocating to the segments expenses that are not directly incurred by them, such as corporate overhead and taxes. In addition, management has developed a risk-adjusted capital methodology that quantifies different types of risk — credit, market, operational and private equity — within the

Segment results and reconciliation (table continued on next page)

				Treasury &			Investment Management
	Investment Bank			Securities Services			& Private Banking
Year ended December 31,
(in millions, except ratios)	2002	2001	2000	2002	2001	2000	2002	2001	2000

Operating net interest income	$2,613	$2,943	$2,450	$1,390	$1,472	$1,538	$483	$587	$707
Operating noninterest revenue	9,911	11,848	13,506	2,515	2,311	2,172	2,244	2,494	2,600
Equity-related income (b)	(2)	(8)	15	—	—	22	23	36	105
Intersegment revenue (c)	(123)	(112)	(279)	141	195	198	118	109	131

Total operating revenue	12,399	14,671	15,692	4,046	3,978	3,930	2,868	3,226	3,543

Total operating expense	7,978	8,782	9,819	3,001	3,006	2,875	2,336	2,570	2,588

Operating margin	4,421	5,889	5,873	1,045	972	1,055	532	656	955
Credit costs	2,392	1,148	245	1	7	4	85	35	25

Operating earnings (loss) before taxes	2,029	4,741	5,628	1,044	965	1,051	447	621	930

Income taxes (benefit)	664	1,823	2,106	367	333	380	63	142	317

Operating earnings (loss)	$1,365	$2,918	$3,522	$677	$632	$671	$384	$479	$613

Merger and restructuring costs and special items (d)
Pre-SFAS142 goodwill amortization(d)

Net income (loss)	$1,365	$2,918	$3,522	$677	$632	$671	$384	$479	$613

Average common equity	$18,323	$18,964	$18,335	$2,998	$2,958	$2,883	$6,115	$6,275	$4,447
Average managed assets (e)	$494,958	$510,282	$469,791	$18,018	$18,794	$16,548	$35,729	$36,896	$33,674
Shareholder value added	$(853)	$615	$1,280	$313	$272	$319	$(357)	$(284)	$70
Return on common equity	7%	15%	19%	23%	21%	23%	6%	8%	14%
Overhead ratio	64%	60%	63%	74%	76%	73%	81%	80%	73%

(a)	Corporate/reconciling items includes Support Units, Corporate and the net effect of management accounting policies.
(b)	Equity-related income includes equity income of investees accounted for by the equity method.
(c)	Intersegment revenue includes intercompany revenue and revenue-sharing agreements, net of intersegment expenses. Transactions between business segments are primarily conducted at fair value.
(d)	Represents the after-tax amounts.
(e)	Includes credit card receivables that have been securitized. The impact of securitizations on total average assets was $26.5 billion in 2002, $18.0 billion in 2001 and $18.8 billion in 2000.

NA — Not applicable.
NM — Not meaningful.

J.P. Morgan Chase & Co./2002 Annual Report	108

various businesses and assigns capital accordingly. Each business segment is responsible for its credit costs, including actual net charge-offs and changes in the specific and expected components of the allowance for credit losses. The residual component of the allowance for credit losses, available for losses in any business segment, is maintained at the corporate level.

A summary of the business segment results is shown in the following table. The Corporate/reconciling items column reflects revenues and expenses excluded from the determination of the segments’ operating earnings. This column includes the accounting effects remaining at the corporate level after the application of management accounting policies, including income tax expenses (the difference between the amounts allocated to business units and JPMorgan Chase’s consolidated income tax expense).

For a further discussion concerning JPMorgan Chase’s business segments, see Segment results in the MD&A on pages 24 and 25. Additionally, financial information relating to JPMorgan Chase’s operations by geographic area is provided in Note 32.

(table continued from previous page)

						Corporate/
JPMorgan Partners			Chase Financial Services			reconciling items(a)			Total

2002	2001	2000	2002	2001	2000	2002	2001	2000	2002	2001	2000

$(321)	$(350)	$(343)	$8,395	$6,933	$6,202	$(741)	$(739)	$(536)	$11,819	$10,846	$10,018
(617)	(1,112)	1,111	5,123	3,971	3,798	(16)	(1)	(300)	19,160	19,511	22,887
(2)	(1)	(1)	58	47	37	(3)	(39)	(38)	74	35	140
(14)	(7)	19	(35)	—	22	(87)	(185)	(91)	—	—	—

(954)	(1,470)	786	13,541	10,951	10,059	(847)	(964)	(965)	31,053	30,392	33,045

298	293	395	6,421	5,617	5,298	122	220	283	20,156	20,488	21,258

(1,252)	(1,763)	391	7,120	5,334	4,761	(969)	(1,184)	(1,248)	10,897	9,904	11,787
—	—	—	3,159	2,873	2,094	133	167	2	5,770	4,230	2,370

(1,252)	(1,763)	391	3,961	2,461	2,667	(1,102)	(1,351)	(1,250)	5,127	5,674	9,417

(463)	(647)	129	1,471	923	1,029	(359)	(702)	(720)	1,743	1,872	3,241

$(789)	$(1,116)	$262	$2,490	$1,538	$1,638	$(743)	$(649)	$(530)	$3,384	$3,802	$6,176

						(1,721)	(1,715)	(200)	(1,721)	(1,715)	(200)
						NA	(393)	(249)	NA	(393)	(249)

$(789)	$(1,116)	$262	$2,490	$1,538	$1,638	$(2,464)	$(2,757)	$(979)	$1,663	$1,694	$5,727

$5,454	$6,475	$7,590	$10,293	$9,118	$8,668	$(1,815)	$(2,266)	$(5,747)	$41,368	$41,524	$36,176
$10,210	$12,143	$13,654	$179,404	$162,753	$146,962	$21,557	$13,080	$14,951	$759,876	$753,948	$695,580
$(1,614)	$(2,097)	$(894)	$1,242	$430	$578	$(362)	$(183)	$386	$(1,631)	$(1,247)	$1,739
NM	NM	3%	24%	17%	19%	NM	NM	NM	8%	9%	17%
NM	NM	50%	47%	51%	53%	NM	NM	NM	65%	67%	64%

The tables below present reconciliations of the combined segment information included in the preceding table to JPMorgan Chase’s reported revenue and net income as included in the Consolidated statement of income on page 71.

Year ended December 31, (in millions)	2002	2001	2000

Segments’ operating revenue	$31,900	$31,356	$34,010
Corporate/reconciling items	(847)	(964)	(965)

Consolidated operating revenue	31,053	30,392	33,045
Impact of securitizations	(1,439)	(1,048)	(990)
Special items	—	—	1,131

Consolidated revenue	$29,614	$29,344	$33,186

Year ended December 31, (in millions)	2002	2001	2000

Segments’ operating earnings	$4,127	$4,451	$6,706
Corporate/reconciling items	(743)	(649)	(530)

Consolidated operating earnings	3,384	3,802	6,176
Merger and restructuring costs and special items(a)	(1,721)	(1,715)	(200)
Pre-SFAS 142 goodwill amortization(a)	NA	(393)	(249)

Consolidated net income	$1,663	$1,694	$5,727

(a)	Represents the after-tax amounts.

109	J.P. Morgan Chase & Co./2002 Annual Report

Notes to consolidated financial statements

J.P. Morgan Chase & Co.

Note 34 Parent company

Parent company — statement of income

Year ended December 31, (in millions)	2002	2001	2000

Income
Dividends from subsidiaries(a)	$3,501	$10,554	$5,404
Interest from subsidiaries	1,174	2,090	3,038
All other income	1,079	563	664

Total income	5,754	13,207	9,106

Expense
Interest expense	1,916	2,927	3,859
Noninterest expense	1,077	526	922

Total expense	2,993	3,453	4,781

Income before income tax benefit and undistributed net income of subsidiaries	2,761	9,754	4,325
Income tax benefit	432	394	602
Equity in undistributed net income (loss) of subsidiaries	(1,530)	(8,458)	800

Income before effect of accounting change	1,663	1,690	5,727
Net effect of change in accounting principle	—	4	—

Net income	$1,663	$1,694	$5,727

Parent company — balance sheet

December 31, (in millions)	2002	2001

Assets
Cash with banks	$108	$412
Deposits with banking subsidiaries	9,994	6,239
Securities purchased under resale agreements	384	344
Trading assets	4,087	1,106
Securities-AFS	1,081	1,692
Advances to subsidiaries:
Bank and bank holding company	9,343	6,953
Nonbank	20,984	29,546
Investment (at equity) in subsidiaries:
Bank and bank holding company	40,709	39,588
Nonbank	10,826	8,401
Other assets	9,892	9,274

Total assets	$107,408	$103,555

Liabilities and stockholders’ equity
Other borrowed funds, primarily commercial paper	$19,330	$20,703
Other liabilities	4,930	3,805
Long-term debt(b)	40,842	37,948

Total liabilities	65,102	62,456
Stockholders’ equity	42,306	41,099

Total liabilities and stockholders’ equity	$107,408	$103,555

Parent company — statement of cash flows

Year ended December 31, (in millions)	2002	2001	2000

Operating activities
Net income	$1,663	$1,694	$5,727
Less: Net income of subsidiaries	1,971	2,096	6,204

Parent company net loss	(308)	(402)	(477)
Add cash dividends from subsidiaries:(a)
Bank and bank holding company	1,898	2,650	4,952
Nonbank	422	7,904	452
Other, net	(912)	(926)	(1,712)

Net cash provided by operating activities	1,100	9,226	3,215

Investing activities
Net change in:
Deposits with banking subsidiaries	(3,755)	2,557	(1,907)
Advances to subsidiaries	6,172	3,931	(347)
Investment (at equity) in subsidiaries	(2,284)	(5,303)	(3,305)
Securities purchased under resale agreements, primarily with nonbank subsidiaries	(40)	953	372
Securities	668	(1,605)	1,186
Other, net	(26)	—	(295)

Net cash provided by (used in) investing activities	735	533	(4,296)

Financing activities
Net change in other borrowed funds	(1,373)	(4,313)	3,195
Proceeds from the issuance of long-term debt	13,564	7,773	11,127
Repayments of long-term debt	(12,271)	(10,184)	(10,208)
Proceeds from the issuance of stock and stock-related awards	725	1,429	2,278
Redemption of preferred stock	—	(511)	(100)
Treasury stock purchased	—	(871)	(2,950)
Cash dividends paid	(2,784)	(2,697)	(2,282)

Net cash (used in) provided by financing activities	(2,139)	(9,374)	1,060

Net increase (decrease) in cash with banks	(304)	385	(21)
Cash with banks at the beginning of the year	412	27	48

Cash with banks at the end of the year, primarily with bank subsidiaries	$108	$412	$27

Cash interest paid	$1,829	$2,950	$3,927

Taxes paid (refund received)	$592	$(250)	$1,694

(a)	Dividends in 2002 include a stock dividend of $1.2 billion from the mortgage business, which was contributed to JPMorgan Chase Bank. Cash dividends in 2001 include funds from Flemings and Beacon.
(b)	Includes debt with subsidiaries of $5.7 billion and $4.7 billion at December 31, 2002 and 2001, respectively. At December 31, 2002, all debt that contractually matures in 2003 through 2007 totaled $6.15 billion, $5.75 billion, $3.00 billion, $2.32 billion and $6.33 billion, respectively.

J.P. Morgan Chase & Co./2002 Annual Report	110

Supplementary information

Selected quarterly financial data

(unaudited)	2002				2001
As of or for the period ended
(in millions, except per share and ratio data)	4th	3rd	2nd	1st	4th	3rd	2nd	1st

REPORTED BASIS
Revenue	$7,495	$6,947	$7,574	$7,598	$6,652	$7,421	$6,949	$8,322
Noninterest expense (excluding merger and restructuring costs)	6,768 (a)	4,718	4,965	5,103	4,911	5,131	5,361	5,670
Merger and restructuring costs	393	333	229	255	841	876	478	328
Provision for credit losses	921	1,836	821	753	1,468	745	525	444
Income tax expense (benefit)	(200)	20	531	505	(236)	220	207	656
Net effect of change in accounting principle	—	—	—	—	—	—	—	(25)
Net income (loss)	$(387)	$40	$1,028	$982	$(332)	$449	$378	$1,199
Per Common Share:
Net income (loss) per share:
Basic	$(0.20)	$0.01	$0.51	$0.49	$(0.18)	$0.22	$0.18	$0.60
Diluted	(0.20)	0.01	0.50	0.48	(0.18)	0.22	0.18	0.58
Cash dividends	0.34	0.34	0.34	0.34	0.34	0.34	0.34	0.34
Book value at period-end	20.66	21.26	20.93	20.16	20.32	21.15	20.81	21.17
Performance Ratios:
Return on average assets	NM	0.02%	0.56%	0.55%	NM	0.24%	0.21%	0.67%
Return on average common equity	NM	0.25	9.96	9.72	NM	4.17	3.45	11.58
Capital Ratios:
Tier 1 capital ratio	8.24%	8.69%	8.82%	8.61%	8.29%	8.18%	8.66%	8.72%
Total capital ratio	11.95	12.43	12.66	12.48	11.88	11.58	12.20	12.31
Tier 1 leverage ratio	5.06	5.40	5.38	5.44	5.17	5.29	5.37	5.44
Selected Balance Sheet Items:
Net loans	$211,014	$206,215	$207,080	$209,541	$212,920	$219,411	$216,245	$213,116
Total assets	758,800	741,759	740,546	712,508	693,575	799,300	712,702	713,624
Deposits	304,753	292,171	293,829	282,037	293,650	281,604	276,804	272,572
Long-term debt (b)	45,190	44,552	47,802	42,761	43,622	46,754	45,356	47,048
Common stockholders’ equity	41,297	42,428	41,727	40,122	40,090	41,726	41,401	42,004
Total stockholders’ equity	42,306	43,437	42,736	41,131	41,099	42,735	42,426	43,366

Share price(c)
High	$26.14	$33.68	$38.75	$39.68	$40.95	$46.01	$50.60	$59.19
Low	15.26	17.86	30.15	26.70	31.30	29.04	39.21	37.58
Close	24.00	18.99	33.92	35.65	36.35	34.15	44.60	44.90

OPERATING BASIS(d)
Revenue	$7,925	$7,301	$7,908	$7,919	$6,916	$7,691	$7,222	$8,563
Expense	5,468	4,620	4,965	5,103	4,760	4,985	5,214	5,529
Operating margin	2,457	2,681	2,943	2,816	2,156	2,706	2,008	3,034
Credit costs	1,351	2,190	1,155	1,074	1,732	1,015	798	685
Earnings	$730	$325	$1,179	$1,150	$356	$1,133	$786	$1,527
Operating Performance:
Shareholder value added	$(551)	$(964)	$(57)	$(59)	$(915)	$(136)	$(481)	$285
Return on average common equity	7%	3%	11%	11%	3%	11%	7%	15%
Overhead ratio	69	63	63	64	69	65	72	65
Common dividend payout ratio	96	222	59	60	199	61	89	45
Selected Balance Sheet Items:
Managed net loans	$241,736	$236,058	$234,579	$232,766	$234,344	$238,135	$233,998	$229,741
Total managed assets	789,522	771,602	768,045	735,733	714,999	818,024	730,455	730,249

(a)	Includes a $1.3 billion charge in connection with the settlement of the Enron-related surety litigation and the establishment of a reserve related to certain material litigations, proceedings and investigations.
(b)	Includes Guaranteed preferred beneficial interests in the Firm’s junior subordinated deferrable interest debentures.
(c)	JPMorgan Chase’s common stock is listed and traded on the New York Stock Exchange, the London Stock Exchange Limited and the Tokyo Stock Exchange. The high, low and closing prices of JPMorgan Chase’s common stock are from the New York Stock Exchange Composite Transaction Tape.
(d)	Includes credit card receivables that had been securitized. Amounts shown exclude merger and restructuring costs, special items and the amortization of goodwill. For a description of special items, see Glossary of terms on page 114.
NM — Not meaningful.

111	J.P. Morgan Chase & Co./2002 Annual Report

Five-year summary of financial highlights

J.P. Morgan Chase & Co.

(unaudited)
As of or for the year ended December 31,
(in millions, except per share and ratio data)	2002	2001	2000	1999	1998

REPORTED BASIS
Revenue	$29,614	$29,344	$33,186	$31,146	$25,873
Noninterest expense (excluding merger and restructuring costs)	21,554 (a)	21,073	21,642	18,188	16,246
Merger and restructuring costs	1,210	2,523	1,431	23	887
Provision for credit losses	4,331	3,182	1,380	1,446	1,393
Income tax expense	856	847	3,006	3,988	2,602
Net effect of change in accounting principle	—	(25)	—	—	—
Net income	$1,663	$1,694	$5,727	$7,501	$4,745
Per Common Share:
Net income per share
Basic	$0.81	$0.83	$2.99	$3.87	$2.37
Diluted	0.80	0.80	2.86	3.69	2.27
Cash dividends	1.36	1.36	1.28	1.08	0.96
Book value at December 31	20.66	20.32	21.17	18.07	17.39
Performance Ratios:
Return on average assets	0.23%	0.23%	0.85%	1.19%	0.72%
Return on average common equity	3.90	3.92	15.56	22.46	14.35
Capital Ratios:
Tier 1 capital ratio	8.24%	8.29%	8.46%	8.54%	8.23%
Total capital ratio	11.95	11.88	12.03	12.34	11.94
Tier 1 leverage ratio	5.06	5.17	5.43	5.85	5.34
Selected Balance Sheet Items:
Net loans	$211,014	$212,920	$212,385	$199,270	$194,227
Total assets	758,800	693,575	715,348	667,003	626,942
Deposits	304,753	293,650	279,365	287,064	267,465
Long-term debt(b)	45,190	43,622	47,238	45,540	47,132
Common stockholders’ equity	41,297	40,090	40,818	33,434	33,377
Total stockholders’ equity	42,306	41,099	42,338	35,056	35,099

Share price(c)
High	$39.68	$59.19	$67.17	$60.75	$51.71
Low	15.26	29.04	32.38	43.88	23.71
Close	24.00	36.35	45.44	51.79	47.33

OPERATING BASIS(d)
Revenue	$31,053	$30,392	$33,045	$31,911	$26,643
Expense	20,156	20,488	21,258	17,903	16,060
Operating margin	10,897	9,904	11,787	14,008	10,583
Credit costs	5,770	4,230	2,370	2,439	2,541
Earnings	$3,384	$3,802	$6,176	$7,554	$5,177
Operating Performance:
Shareholder value added	$(1,631)	$(1,247)	$1,739	$3,496	$1,187
Return on average common equity	8%	9%	17%	23%	16%
Overhead ratio	65	67	64	56	60
Common dividend payout ratio	83	73	39	28	38
Selected Balance Sheet Items:
Managed net loans	$241,736	$234,344	$230,256	$217,209	$212,260
Total managed assets	789,522	714,999	733,219	684,942	644,975

(a)	Includes a $1.3 billion charge in connection with the settlement of the Enron-related surety litigation and the establishment of a reserve related to certain material litigations, proceedings and investigations.
(b)	Includes Guaranteed preferred beneficial interests in the Firm’s junior subordinated deferrable interest debentures.
(c)	JPMorgan Chase’s common stock is listed and traded on the New York Stock Exchange, the London Stock Exchange Limited and the Tokyo Stock Exchange. The high, low and closing prices of JPMorgan Chase’s common stock are from the New York Stock Exchange Composite Transaction Tape. Share-related data have been restated to reflect a three-for-two stock split effective as of the close of business on June 9, 2000.
(d)	Includes credit card receivables that had been securitized. Amounts shown exclude merger and restructuring costs, special items and the amortization of goodwill. For a reconciliation from reported results to operating basis, see page 22. For a description of special items, see Glossary of terms on page 114.

J.P. Morgan Chase & Co./2002 Annual Report	112

Glossary of terms

J.P. Morgan Chase & Co.

APB: Accounting Principles Board opinion.

APB 25: “Accounting for Stock Issued to Employees.”

APB 30: “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”

Asset capital tax: The capital that is allocated to each business unit based on their average asset levels and certain off-balance sheet credit-related exposures to reflect the need for the Firm to maintain minimum leverage ratios to meet bank regulatory definitions of “well capitalized.”

Basis point value (“BPV”): This measurement quantifies the change in the market value of assets and liabilities (that are not part of trading activities) that would result from a one-basis point change in interest rates or one basis point widening of interest rate spreads. BPV shows whether an increase of 1/100 of 1% (or one basis point) in a market rate will yield a profit or loss, and of what magnitude.

Credit derivatives are contractual agreements that provide protection against a credit event of one or more referenced credits. The nature of a credit event is established by the protection buyer and protection seller at the inception of a transaction, and such events include bankruptcy, insolvency and failure to meet payment obligations when due. The buyer of the credit derivative pays a periodic fee in return for a payment by the protection seller upon the occurrence, if any, of a credit event.

Credit risk: The risk of loss due to borrower or counterparty default.

Criticized: An indication of credit quality of a portfolio, based on JPMorgan Chase’s internal risk assessment system. “Criticized” assets generally represent a risk profile similar to a rating of a CCC+/Caa1 or lower, as defined by the independent rating agencies.

Cross-currency interest rate swaps are contracts that involve the exchange of both interest and principal amounts in two different currencies. Also see Interest rate swaps in this glossary.

Debt, equity, commodity and other contracts include swaps and option contracts that are similar to interest rate contracts except the underlying instrument is debt-, equity- or commodity-related.

EITF: Emerging Issues Task Force.

EITF Issue 01-14: “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.”

EITF Issue 02-03: “Issues Involved in Accounting for Derivative Contract Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.”

FASB: Financial Accounting Standards Board.

FIN 39: FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts.”

FIN 41: FASB Interpretation No. 41, “Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements.”

FIN 45: FASB interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirement for Guarantees, including Indirect Guarantees of Indebtedness of Others.”

FIN 46: FASB interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.”

Foreign currency options are similar to interest rate options except they are based on foreign exchange rates. Also see Interest rate options in this glossary.

Foreign exchange contracts are contracts that provide for the future receipt and delivery of foreign currency at previously agreed-upon terms.

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

Interest rate options, including caps and floors, are contracts to modify interest rate risk in exchange for the payment of a premium when the contract is initiated. A writer of interest rate options receives a premium in exchange for bearing the risk of unfavorable changes in interest rates. Conversely, a purchaser of an option pays a premium for the right, but not the obligation, to buy or sell a financial instrument or currency at predetermined terms in the future.

Interest rate swaps are contracts in which a series of interest rate payments in a single currency are exchanged over a prescribed period. An example of a situation in which an interest rate swap would be used would be to convert fixed-rate debt to a variable rate. By entering into the swap, the principal amount of the debt would remain unchanged, but the interest streams would change from fixed to variable.

Investment-grade: An indication of credit quality based on JPMorgan Chase’s internal risk assessment system. “Investment-grade” represents a risk profile similar to a rating of a BBB-/Baa3 or better, as defined by the independent rating agencies.

Liquidity risk: The risk of being unable to fund a portfolio of assets at appropriate maturities and rates, and the risk of being unable to liquidate a position in a timely manner at a reasonable price.

Managed credit card receivables or managed basis: Refers to credit card receivables on the Firm’s balance sheet plus credit card receivables that have been securitized.

113	J.P. Morgan Chase & Co./2002 Annual Report

Mark-to-market exposure: Mark-to-market exposure is a measure, at a point in time, of the value of a derivative or foreign exchange contract in the open market. When the mark-to-market value is positive, it indicates the counterparty owes JPMorgan Chase and, therefore, creates a repayment risk for the Firm. When the mark-to-market value is negative, JPMorgan Chase owes the counterparty. In this situation, the Firm does not have repayment risk.

Market risk: The potential loss in value of portfolios and financial instruments caused by movements in market variables, such as interest and foreign-exchange rates, credit spreads, and equity and commodity prices.

Master netting agreement: An agreement between two counterparties that have multiple derivative contracts with each other that provides for the net settlement of all contracts through a single payment, in a single currency, in the event of default on or termination of any one contract. See FIN 39.

Merger: Refers to the December 31, 2000, merger of The Chase Manhattan Corporation and J.P. Morgan & Co. Incorporated.

Net interest spread on interest-earning assets: The average rate for interest-earning assets less the average rate paid for all interest-bearing liabilities.

Operating basis or operating earnings: Reported results excluding the impact of merger and restructuring costs, special items, credit card securitizations and the amortization of goodwill.

Operational risk: The risk of loss resulting from inadequate or failed processes or systems, human factors, or external events.

Overhead ratio: Operating expense (excluding merger and restructuring costs and special items) as a percentage of operating revenue.

SFAS: Statement of Financial Accounting Standards.

SFAS 5: “Accounting for Contingencies.”

SFAS 87: “Employers’ Accounting for Pensions.”

SFAS 88: “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”

SFAS 106: “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”

SFAS 107: “Disclosures about Fair Value of Financial Instruments.”

SFAS 109: “Accounting for Income Taxes.”

SFAS 114: “Accounting by Creditors for Impairment of a Loan.”

SFAS 115: “Accounting for Certain Investments in Debt and Equity Securities.”

SFAS 121: “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

SFAS 123: “Accounting for Stock-Based Compensation.”

SFAS 128: “Earnings per Share.”

SFAS 133: “Accounting for Derivative Instruments and Hedging Activities.”

SFAS 140: “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125.”

SFAS 141: “Business Combinations.”

SFAS 142: “Goodwill and Other Intangible Assets.”

SFAS 144: “Accounting for the Impairment or Disposal of Long-Lived Assets.”

SFAS 146: “Accounting for Costs Associated with Exit or Disposal Activities.”

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

Special items: All amounts are on a pre-tax basis unless otherwise noted. Special items in 2002 included a $1.3 billion charge for the settlement of the Enron surety litigation and the establishment of a litigation reserve and a $98 million charge for excess real estate capacity related to facilities in the West Coast of the United States. Special items in 2001 included a $25 million loss (after-tax) from the cumulative effect of a transition adjustment related to the adoption of SFAS 133. Special items in 2000 included an $827 million gain on the sale of the Hong Kong retail banking business, a $399 million gain from the transfer of Euroclear-related business, an $81 million gain from the sale of the Panama operations and a $176 million loss resulting from the economic hedge of the purchase price of Flemings prior to its acquisition. Special items in 1999 were interest income of $62 million from prior years’ tax refunds, gains of $166 million from sales of nonstrategic assets and a $100 million special contribution to The Chase Manhattan Foundation. In 1998, special items were interest income of $191 million from prior years’ tax refunds, a $131 million gain from the sale of a global trust and agency services business, a $56 million gain from the sale of an investment management business in Australia and costs incurred of $37 million for accelerated vesting of stock-based incentive awards.

Stress testing: A scenario that measures market risk under unlikely but plausible events in abnormal markets.

Value-at-Risk (“VAR”): A measure of the dollar amount of potential loss from adverse market moves in an ordinary market environment.

J.P. Morgan Chase & Co./2002 Annual Report	114

Distribution of assets, liabilities and stockholders’ equity;
interest rates and interest differentials

Changes in net interest income, volume and rate analysis

The table below presents an analysis of the effect on net interest income of volume and rate changes for the periods 2002 versus 2001 and 2001 versus 2000. In this analysis, the change due to the volume/rate variance has been allocated to volume.

	2002 versus 2001			2001 versus 2000

(On a taxable-equivalent basis; in millions)	Increase (decrease) due to change in:			Increase (decrease) due to change in:

			Net			Net
	Volume	Rate	change	Volume	Rate	change

Interest-earning assets
Deposits with banks, primarily non-U.S.	$72	$(221)	$(149)	$(14)	$(307)	$(321)
Federal funds sold and securities purchased under resale agreements:
U.S.	142	(1,119)	(977)	192	(1,037)	(845)
Non-U.S.	(194)	(556)	(750)	(2)	(99)	(101)
Securities and trading assets:
U.S.	(85)	(1,010)	(1,095)	574	(840)	(266)
Non-U.S.	413	(203)	210	367	(643)	(276)
Securities borrowed	74	(736)	(662)	62	(1,013)	(951)
Loans:
U.S.	(305)	(2,447)	(2,752)	1,260	(2,271)	(1,011)
Non-U.S.	(185)	(543)	(728)	(632)	(59)	(691)

Change in interest income	(68)	(6,835)	(6,903)	1,807	(6,269)	(4,462)

Interest-bearing liabilities
Interest-bearing deposits:
U.S.	315	(983)	(668)	339	(1,031)	(692)
Non-U.S.	(328)	(1,749)	(2,077)	(355)	(1,790)	(2,145)
Federal funds purchased and securities sold under repurchase agreements:
U.S.	42	(2,575)	(2,533)	693	(2,121)	(1,428)
Non-U.S.	39	(848)	(809)	512	(247)	265
Other borrowed funds:
U.S.	119	(831)	(712)	314	(877)	(563)
Non-U.S.	7	(13)	(6)	(4)	(277)	(281)
Long-term debt, primarily U.S.	(55)	(761)	(816)	(37)	(871)	(908)
Intracompany funding:
U.S.	415	(645)	(230)	(37)	(1,067)	(1,104)
Non-U.S.	(415)	645	230	37	1,067	1,104

Change in interest expense	139	(7,760)	(7,621)	1,462	(7,214)	(5,752)

Change in net interest income	$(207)	$925	$718	$345	$945	$1,290

Consolidated average balance sheet, interest and rates

Provided below is a summary of JPMorgan Chase’s consolidated average balances, interest rates and interest differentials on a taxable-equivalent basis for the years 2000 through 2002. Income computed on a taxable-equivalent basis is the income reported in the

Consolidated statement of income, adjusted to make income and earnings yields on assets exempt from income taxes (primarily federal taxes) comparable with other taxable income. The incremental tax rate used for calculating the taxable-equivalent adjustment was approximately 41% in the year 2002,

(Table continued on next page)

Year ended December 31,	2002

(Taxable-equivalent interest and rates; in millions, except rates)	Average balance		Interest		Average rate

Assets
Deposits with banks	$11,945		$303		2.54%
Federal funds sold and securities purchased under resale agreements	84,194		2,078		2.47
Securities and trading assets	204,337		10,232		5.01 (a)
Securities borrowed	42,703		681		1.59
Loans	211,432		12,068	(b)	5.71

Total interest-earning assets	554,611		25,362		4.57

Allowance for loan losses	(5,178)
Cash and due from banks	18,850
Trading assets — derivative receivables	73,641
All other assets	91,433

Total assets	$733,357

Liabilities
Interest-bearing deposits	$217,417		$5,253		2.42%
Federal funds purchased and securities sold under repurchase agreements	168,428		3,313		1.97
Commercial paper	16,134		281		1.74
Other borrowings(d)	69,393		3,444		4.96
Long-term debt	43,927		1,467		3.34

Total interest-bearing liabilities	515,299		13,758		2.67

Noninterest-bearing deposits	69,999
Trading liabilities — derivative payables	57,607
All other liabilities, including the allowance for lending-related commitments	47,988

Total liabilities	690,893

Preferred stock of subsidiary	87
Stockholders’ equity
Preferred stock	1,009
Common stockholders’ equity	41,368

Total stockholders’ equity	42,377	(e)

Total liabilities, preferred stock of subsidiary and stockholders’ equity	$733,357
Interest rate spread					1.90%
Net interest income and net yield on interest-earning assets			$11,604		2.09

Note:	The weighted-average interest rates reflect the impact of local interest rates prevailing in certain Latin American countries with highly inflationary economies.

(a)	The annualized rate for available-for-sale securities based on amortized cost was 5.13% in 2002, 5.57% in 2001 and 6.06% in 2000. The annualized rate for available-for-sale securities based on fair value was 5.09% in 2002, 5.59% in 2001 and 6.30% in 2000.
(b)	Fees and commissions on loans included in loan interest amounted to $276 million in 2002, $210 million in 2001 and $255 million in 2000.
(c)	Includes $84 million in 2001 of interest income resulting from the refund of prior-years’ taxes. Excluding this amount, the net yield on interest-earning assets would be 1.97% in 2001.
(d)	Includes securities sold but not yet purchased.
(e)	The ratio of average stockholders’ equity to average assets was 5.8% for 2002, 5.8% for 2001 and 5.6% for 2000. The return on average stockholders’ equity was 3.9% for 2002, 4.0% for 2001 and 15.2% for 2000.

approximately 41% in 2001 and approximately 42% in 2000. A substantial portion of JPMorgan Chase’s securities is taxable.

Within the Consolidated average balance sheet, interest and rates summary, the principal amounts of nonaccrual loans have been included in the average loan balances used to determine the average interest rate earned on loans. For additional information on nonaccrual loans, including interest accrued, see Note 9 on pages 80 and 81.

(Continuation of table)

2001						2000

Average balance		Interest		Average rate		Average balance		Interest		Average rate

$9,119		$452		4.96%		$9,404		$773		8.22%
83,841		3,805		4.54		79,344		4,751		5.99
196,166		11,117		5.67	(a)	178,770		11,659		6.52 (a)
38,156		1,343		3.52		36,398		2,294		6.30
219,843		15,548	(b)	7.07		209,488		17,250	(b)	8.23

547,125		32,265		5.90		513,404		36,727		7.15

(3,862)						(3,697)
20,928						17,478
78,461						70,727
93,321						78,893

$735,973						$676,805

$215,865		$7,998	(c)	3.70	%(c)	$214,411		$10,835		5.05%
163,858		6,655		4.06		133,705		7,818		5.85
18,561		749		4.03		17,956		1,121		6.24
64,029		3,694		5.77		59,247		4,166		7.03
45,583		2,283		5.01		46,282		3,191		6.89

507,896		21,379		4.21		471,601		27,131		5.75

60,983						52,811
69,676						66,573
54,158						47,523

692,713						638,508

550						550
1,186						1,571
41,524						36,176

42,710	(e)					37,747	(e)

$735,973						$676,805
				1.69%						1.40%
		$10,886		1.99	(c)			$9,596		1.87

Interest rates and interest differential analysis of net interest income – U.S. and non-U.S.

Presented below is a summary of interest rates and interest differentials segregated between U.S. and non-U.S. operations for the years 2000 through 2002. The segregation of U.S. and non-U.S. components is based on the location of the office recording the transaction. Intracompany funding generally comprises dollar-denominated deposits originated in various locations that are centrally managed by JPMorgan Chase’s treasury units. U.S. net interest income was $8,912 million in 2002, an increase of $480

(Table continued on next page)

	2002

Year ended December 31,	Average		Average
(Taxable-equivalent interest and rates; in millions, except rates)	balance	Interest	rate

Interest-earning assets:
Deposits with banks, primarily non-U.S.	$11,945	$303	2.54%
Federal funds sold and securities purchased under resale agreements:
U.S.	60,176	1,302	2.16
Non-U.S.	24,018	776	3.23
Securities and trading assets:
U.S.	134,947	7,310	5.42
Non-U.S.	69,390	2,922	4.21
Securities borrowed, primarily U.S.	42,703	681	1.59
Loans:
U.S.	174,359	9,627	5.52
Non-U.S.	37,073	2,441	6.58

Total interest-earning assets	554,611	25,362	4.57

Interest-bearing liabilities:
Interest-bearing deposits:
U.S.	107,823	2,412	2.24
Non-U.S.	109,594	2,841	2.59
Federal funds purchased and securities sold under repurchase agreements:
U.S.	131,213	2,800	2.13
Non-U.S.	37,215	513	1.38
Other borrowed funds:
U.S.	58,533	2,490	4.25
Non-U.S.	26,994	1,235	4.58
Long-term debt, primarily U.S.	43,927	1,467	3.34
Intracompany funding:
U.S.	68,736	1,758	—
Non-U.S.	(68,736)	(1,758)	—

Total interest-bearing liabilities	515,299	13,758	2.67

Noninterest-bearing liabilities(b)	39,312

Total investable funds	$554,611	$13,758	2.48%

Net interest income and net yield:		$11,604	2.09%
U.S.		8,912	2.25
Non-U.S.		2,692	1.69
Percentage of total assets and liabilities attributable to non-U.S. operations:
Assets			31.7
Liabilities			34.9

(a)	See note (c) on page 116. Excluding the tax refund, the U.S. net yield on interest-earning assets would be 2.10% in 2001.
(b)	Represents the amount of noninterest-bearing liabilities funding interest-earning assets.

million from the prior year. The increase primarily was attributable to improved spreads. Net interest income from non-U.S. operations was $2,692 million for 2002, compared with $2,454 million in 2001. The increase also reflected improved spreads.

For further discussion, see the section entitled “Net interest income” in the MD&A on page 20.

(Continuation of table)

2001					2000

Average			Average		Average		Average
balance	Interest		rate		balance	Interest	rate

$9,119	$452		4.96%		$9,404	$773	8.22%

53,783	2,279		4.24		49,264	3,124	6.34
30,058	1,526		5.08		30,080	1,627	5.41

136,544	8,405		6.16		127,241	8,671	6.81
59,622	2,712		4.55		51,529	2,988	5.80
38,156	1,343		3.52		36,398	2,294	6.30

179,912	12,379		6.88		161,586	13,390	8.29
39,931	3,169		7.94		47,902	3,860	8.06

547,125	32,265		5.90		513,404	36,727	7.15

93,589	3,080	(a)	3.29	(a)	83,275	3,772	4.53
122,276	4,918		4.02		131,136	7,063	5.39

129,400	5,333		4.12		112,623	6,761	6.00
34,458	1,322		3.84		21,082	1,057	5.01

55,770	3,202		5.74		50,300	3,765	7.49
26,820	1,241		4.63		26,903	1,522	5.66
45,583	2,283		5.01		46,282	3,191	6.89

52,418	1,988		—		53,394	3,092	—
(52,418)	(1,988)		—		(53,394)	(3,092)	—

507,896	21,379		4.21		471,601	27,131	5.75

39,229					41,803

$547,125	$21,379		3.91%		$513,404	$27,131	5.28%

	$10,886		1.99	%(a)		$9,596	1.87%
	8,432		2.12	(a)		6,995	1.91
	2,454		1.64			2,601	1.76

			31.4				32.3
			38.0				41.9

Securities portfolio

The table below presents the amortized cost, estimated fair value and average yield (including the impact of related derivatives) of JPMorgan Chase’s securities by contractual maturity range and type of security.

Maturity schedule of available-for-sale and held-to-maturity securities	Due in 1	Due after 1	Due after 5	Due after
December 31, 2002 (in millions, rates on a taxable-equivalent basis)	year or less	through 5 years	through 10 years	10 years(a)	Total

U.S. government and federal agency/corporation obligations:
Amortized cost	$2,884	$12,883	$7,665	$42,857	$66,289
Fair value	2,867	13,265	7,815	43,199	67,146
Average yield(b)	2.31%	3.76%	4.36%	5.18%	4.68%
Other:(c)
Amortized cost	$7,191	$5,039	$1,780	$2,653	$16,663
Fair value	7,174	5,066	1,913	2,733	16,886
Average yield(b)	3.47%	3.76%	5.02%	5.05%	3.98%
Total available-for-sale securities:(d)
Amortized cost	$10,075	$17,922	$9,445	$45,510	$82,952
Fair value	10,041	18,331	9,728	45,932	84,032
Average yield(b)	3.14%	3.76%	4.48%	5.17%	4.54%

Total held-to-maturity securities:(d)
Amortized cost	$35	$—	$—	$396	$431
Fair value	35	—	—	420	455
Average yield(b)	2.09%	—	—	6.80%	6.42%

(a)	Securities with no stated maturity are included with securities with a contractual maturity of 10 years or more. Substantially all of JPMorgan Chase’s mortgaged-backed securities (“MBSs”) and collateralized mortgage obligations (“CMOs”) are due in 10 years or more based on contractual maturity. The estimated duration, which reflects anticipated future prepayments based on a consensus of dealers in the market, is approximately three years for MBSs and less than one year for CMOs.
(b)	The average yield is based on amortized cost balances at the end of the year. Yields are derived by dividing interest income (including the effect of related derivatives on available-for-sale securities and the amortization of premiums and accretion of discounts) by total amortized cost. Taxable-equivalent yields are used where applicable.
(c)	Includes obligations of state and political subdivisions, debt securities issued by non-U.S. governments, corporate debt securities, CMOs of private issuers and other debt and equity securities.
(d)	For the amortized cost of the above categories of securities at December 31, 2001, see Note 7 on page 79. At December 31, 2000, the amortized cost of U.S. government and federal agencies and other available-for-sale securities was $59,487 million and $14,079 million, respectively. At December 31, 2000, the amortized cost of U.S. government and federal agencies and other held-to-maturity securities was $587 million and $2 million, respectively.

Of the securities held in JPMorgan Chase’s securities portfolios, securities issued by the Federal Republic of Germany exceeded 10% of JPMorgan Chase’s total stockholders’ equity at December 31, 2002, and had at that date a fair value of $7,804 million and an amortized cost of $7,772 million. The U.S.

government and certain of its agencies were the only other issuers whose securities exceeded 10% of JPMorgan Chase’s total stockholders’ equity at December 31, 2002.

For a further discussion of JPMorgan Chase’s securities portfolios, see Note 7 on page 79.

Loan portfolio

The table below sets forth the amounts of loans outstanding by type:

December 31, (in millions)	2002	2001	2000	1999	1998

U.S. loans:
Commercial and industrial	$49,205	$56,680	$64,031	$58,563	$47,268
Commercial real estate – commercial mortgage	3,176	3,533	4,109	5,207	3,907
Commercial real estate – construction	516	615	725	800	955
Financial institutions	3,770	5,608	7,342	6,623	6,505
Consumer	124,687	111,850	95,960	85,289	80,941

Total U.S. loans	181,354	178,286	172,167	156,482	139,576

Non-U.S. loans:
Commercial and industrial	31,446	33,530	37,002	38,067	45,774
Commercial real estate	381	167	1,470	362	785
Financial institutions	2,438	3,570	3,976	3,779	5,626
Non-U.S. governments	616	1,161	805	1,517	2,667
Consumer	129	730	630	2,801	3,821

Total non-U.S. loans	35,010	39,158	43,883	46,526	58,673

Total loans(a)	$216,364	$217,444	$216,050	$203,008	$198,249

(a)	Loans are presented net of unearned income of $1.89 billion, $1.83 billion, $1.57 billion, $1.53 billion and $1.69 billion at December 31, 2002, 2001, 2000, 1999 and 1998, respectively. For a discussion of JPMorgan Chase’s loan outstandings, see “Credit portfolio” on pages 46 through 55.

Maturities and sensitivity to changes in interest rates

The table below shows, at December 31, 2002, commercial loan maturity and distribution between fixed and floating interest rates based upon the stated terms of the commercial loan agreements. The table does not include the impact of derivative instruments.

	Within	1-5	After 5
December 31, 2002 (in millions)	1 year(a)	years	years	Total

U.S.:
Commercial and industrial	$21,709	$22,813	$4,683	$49,205
Commercial real estate	734	1,297	1,661	3,692
Financial institutions	3,335	425	10	3,770
Non-U.S.	13,324	12,756	8,801	34,881

Total commercial loans	$39,102	$37,291	$15,155	$91,548

Loans at fixed interest rates		$17,891	$4,790
Loans at variable interest rates		19,400	10,365

Total commercial loans		$37,291	$15,155

(a)	Includes demand loans, overdrafts and loans having no stated schedule of repayments and no stated maturity.

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

For a further discussion of JPMorgan Chase’s cross-border exposure based on management’s view of this exposure, see page 53.

Cross-border outstandings exceeding 0.75% of total assets

					Net local country assets	Total direct exposure(b)		Total cross-border exposure

(in millions)	At December 31,	Governments	Banks	Other(a)			Commitments(c)

Germany	2002	$21,705	$10,213	$4,789	$—	$36,707	$20,405	$57,112
	2001	32,003	10,068	4,194	—	46,265	11,977	58,242
	2000	15,265	11,644	4,169	—	31,078	11,163	42,241

U.K.	2002	$1,386	$7,821	$12,191	$—	$21,398	$20,416	$41,814
	2001	1,380	1,980	7,590	—	10,950	14,360	25,310
	2000	650	8,262	17,676	—	26,588	15,095	41,683

France	2002	$5,212	$6,461	$3,136	$984	$15,793	$14,902	$30,695
	2001	5,621	3,792	3,743	—	13,156	9,044	22,200
	2000	4,150	4,732	2,472	460	11,814	7,998	19,812

Netherlands	2002	$4,030	$2,907	$8,724	$—	$15,661	$7,744	$23,405
	2001	4,871	1,468	7,999	9	14,347	4,729	19,076
	2000	1,847	6,547	4,026	10	12,430	2,950	15,380

Japan	2002	$7,990	$1,534	$1,443	$—	$10,967	$10,290	$21,257
	2001	4,696	2,499	2,278	—	9,473	6,662	16,135
	2000	4,572	6,507	5,710	428	17,217	5,199	22,416

Italy	2002	$7,340	$3,604	$2,489	$488	$13,921	$6,001	$19,922
	2001	11,323	2,147	3,722	1,492	18,684	4,901	23,585
	2000	11,863	3,742	2,973	399	18,977	3,776	22,753

Spain	2002	$2,293	$1,501	$1,987	$659	$6,440	$5,613	$12,053
	2001	2,860	1,869	1,670	554	6,953	3,453	10,406
	2000	1,472	575	2,926	894	5,867	2,241	8,108

Switzerland	2002	$463	$1,684	$3,129	$700	$5,976	$3,375	$9,351
	2001	295	3,142	3,129	261	6,827	2,141	8,968
	2000	140	1,789	3,815	562	6,306	2,604	8,910

Luxembourg	2002	$572	$977	$5,355	$—	$6,904	$646	$7,550
	2001	133	1,946	2,510	—	4,589	751	5,340
	2000	—	1,652	760	—	2,412	610	3,022

Belgium	2002	$640	$761	$1,283	$—	$2,684	$1,975	$4,659
	2001	1,224	1,884	2,615	—	5,723	2,644	8,367
	2000	465	3,231	1,979	2	5,677	2,027	7,704

(a)	Consists primarily of commercial and industrial.
(b)	Exposure includes loans and accrued interest receivable, interest-bearing deposits with banks, acceptances, resale agreements, other monetary assets, cross-border trading debt and equity instruments, mark-to-market exposure of foreign exchange and derivative contracts and local country assets, net of local country liabilities. The amounts associated with foreign exchange and derivative contracts are presented after taking into account the impact of legally enforceable master netting agreements.
(c)	Commitments include outstanding letters of credit, undrawn commitments to extend credit and credit derivatives.

JPMorgan Chase’s total cross-border exposure tends to fluctuate greatly, and the amount of exposure at year-end tends to be a function of timing rather than representing a consistent trend.

Risk elements

The following table sets forth nonperforming assets and contractually past-due assets at the dates indicated:

December 31, (in millions)	2002	2001	2000	1999	1998

Nonperforming assets
U.S. nonperforming loans:(a)
Commercial and industrial	$1,769	$1,186	$727	$411	$430
Commercial real estate	32	56	65	51	41
Financial institutions	258	33	29	12	1
Consumer	519	495	377	416	369

Total U.S. nonperforming loans	2,578	1,770	1,198	890	841
Non-U.S. nonperforming loans:(a)
Commercial and industrial	1,566	679	556	688	626
Commercial real estate	11	9	9	—	—
Financial institutions	36	23	13	96	22
Non-U.S. governments	—	11	35	41	50
Consumer	2	4	7	22	23

Total non-U.S. nonperforming loans	1,615	726	620	847	721

Total nonperforming loans	4,193	2,496	1,818	1,737	1,562

Derivative receivables	289	1,300	37	34	50
Other receivables(b)	108	—	—	—	—
Assets acquired in loan satisfactions	190	124	68	102	116

Total nonperforming assets	$4,780	$3,920	$1,923	$1,873	$1,728

Contractually past-due assets(c)
U.S. loans:
Commercial and industrial	$57	$11	$95	$52	$46
Commercial real estate	—	19	3	5	1
Consumer	473	484	399	347	422

Total U.S. loans	530	514	497	404	469
Non-U.S. loans
Commercial and industrial	$—	$5	$1	$4	$41
Financial institutions	—	—	—	20	24
Consumer	—	2	2	15	10

Total non-U.S. loans	—	7	3	39	75
Derivative receivables	—	—	—	1	—

Total	$530	$521	$500	$444	$544

(a)	All nonperforming loans accounted for on a nonaccrual basis. There were no nonperforming renegotiated loans. Renegotiated loans are those for which concessions, such as the reduction of interest rates or the deferral of interest or principal payments, have been granted as a result of a deterioration in the borrowers’ financial condition.
(b)	Other receivables at December 31, 2002 represents the Enron-related letter of credit, which continues to be the subject of litigation and was classified in Other assets.
(c)	Accruing loans past-due 90 days or more as to principal and interest, which are not characterized as nonperforming loans.

For a discussion of nonperforming loan and past-due loan policies, see Note 9 on pages 80-81.

Impact of nonperforming loans on interest income

The negative impact on interest income from nonperforming loans represents the difference between the amount of interest income that would have been recorded on nonperforming loans according to contractual terms and the amount of interest that actually was recognized on a cash basis. The following table sets forth this data for the years specified. The increase in 2002 in total negative impact on interest income reflects a higher level of interest that was not recognized in income due to the increased level of nonperforming loans.

Year ended December 31, (in millions)	2002	2001	2000

U.S.:
Gross amount of interest that would have been recorded at the original rate	$167	$136	$113
Interest that was recognized in income	(24)	(30)	(20)

Negative impact — U.S.	143	106	93

Non-U.S.:
Gross amount of interest that would have been recorded at the original rate	102	42	51
Interest that was recognized in income	—	(3)	(2)

Negative impact — non-U.S.	102	39	49

Total negative impact on interest income	$245	$145	$142

Summary of loan and lending-related commitments loss experience

The tables below summarize the changes in the allowance for loan losses and lending-related commitments, respectively, during the periods indicated. For a further discussion, see Note 10 on page 82.

Allowance for loan losses

Year ended December 31, (in millions)	2002	2001	2000	1999	1998

Balance at beginning of year	$4,524	$3,665	$3,738	$4,022	$4,170
Provision for loan losses	4,039	3,185	1,377	1,446	1,453
U.S. charge-offs
Commercial and industrial	(967)	(852)	(293)	(262)	(102)
Commercial real estate	(5)	(7)	(3)	(2)	(6)
Financial institutions	(19)	(35)	(28)	(70)	—
Consumer	(2,070)	(1,485)	(1,067)	(1,253)	(1,160)

Total U.S. charge-offs	(3,061)	(2,379)	(1,391)	(1,587)	(1,268)

Non-U.S. charge-offs
Commercial and industrial	(955)	(192)	(208)	(396)	(527)
Financial institutions	(43)	(1)	(2)	(9)	(122)
Non-U.S. governments	—	(9)	(1)	—	—
Consumer	(1)	(1)	(32)	(42)	(29)

Total non-U.S. charge-offs	(999)	(203)	(243)	(447)	(678)

Total charge-offs	(4,060)	(2,582)	(1,634)	(2,034)	(1,946)

U.S. recoveries
Commercial and industrial	45	56	24	46	178
Commercial real estate	24	9	8	16	20
Financial institutions	1	12	2	—	2
Consumer	276	132	96	119	121

Total U.S. recoveries	346	209	130	181	321

Non-U.S. recoveries
Commercial and industrial	36	30	90	94	49
Commercial real estate	—	—	—	—	1
Financial institutions	1	7	10	5	15
Non-U.S. governments	1	—	1	2	2
Consumer	—	1	3	5	4

Total non-U.S. recoveries	38	38	104	106	71

Total recoveries	384	247	234	287	392

Net charge-offs	(3,676)	(2,335)	(1,400)	(1,747)	(1,554)
Charge to conform to FFIEC revised policy	—	—	(80)	—	—
Transfer to derivative receivables	—	—	—	—	(50)
Allowance related to purchased portfolios	460	—	29	18	5
Other	3	9	1	(1)	(2)

Balance at year-end	$5,350	$4,524	$3,665	$3,738	$4,022

Allowance for lending-related commitments

Year ended December 31, (in millions)	2002	2001	2000	1999	1998

Balance at beginning of year	$282	$283	$295	$295	$355
Provision for lending-related commitments	292	(3)	3	—	(60)
U.S. charge-offs — commercial and industrial	(212)	—	—	—	—
Non-U.S. charge-offs — commercial and industrial	—	—	(15)	—	—

Total charge-offs	(212)	—	(15)	—	—

Non-U.S. recoveries — commercial and industrial	—	3	—	—	—

Total recoveries	—	3	—	—	—

Net charge-offs	(212)	3	(15)	—	—
Other	1	(1)	—	—	—

Balance at year-end	$363	$282	$283	$295	$295

Loan loss analysis

Year ended December 31, (in millions, except ratios)	2002	2001	2000		1999	1998

Balances
Loans — average	$211,432	$219,843	$209,488		$199,912	$200,329
Loans — year-end	216,364	217,444	216,050		203,008	198,249
Net charge-offs	3,676	2,335	1,480	(a)	1,747	1,554
Allowance for loan losses:
U.S.	4,122	3,743	3,006		2,813	2,687
Non-U.S.	1,228	781	659		925	1,335

Total allowance for loan losses	5,350	4,524	3,665		3,738	4,022

Nonperforming loans	4,193	2,496	1,818		1,737	1,562

Ratios
Net charge-offs to:
Loans — average	1.74%	1.06%	0.71%		0.87%	0.78%
Allowance for loan losses	68.71	51.61	40.38		46.74	38.64
Allowance for loan losses to:
Loans — year-end	2.47	2.08	1.70		1.84	2.03
Nonperforming loans	127.59	181.25	201.60		215.20	257.49

(a)	Includes a charge of $80 million to conform to FFIEC revised policy.

Lending-related commitments loss analysis

Year ended December 31, (in millions, except ratios)	2002	2001	2000	1999	1998

Balances
Commercial lending-related commitments — average	$241,145	$255,419	$261,255	$275,768	$279,997
Commercial lending-related commitments — year-end	238,120	247,711	263,154	290,794	281,531
Net charge-offs	212	(3)	15	—	—
Allowance for lending-related commitments:
U.S.	273	212	212	207	184
Non-U.S.	90	70	71	88	111

Total allowance for lending-related commitments	363	282	283	295	295

Ratios
Net charge-offs to:
Commercial lending-related commitments — average	0.09%	NM	0.01%	NM	NM
Allowance for lending-related commitments	58.40	NM	5.30	NM	NM
Allowance for lending-related commitments to:
Commercial lending-related commitments — year-end	0.15	0.11%	0.11	0.10%	0.10%

NM - Not meaningful.

Deposits

The following table provides a summary of the average balances and average interest rates of JPMorgan Chase’s various deposits for the years indicated:

	Average balances			Average interest rates

(in millions, except interest rates)	2002	2001	2000	2002	2001	2000

U.S.:
Noninterest-bearing demand	$23,506	$23,828	$21,904	—%	—%	—%
Interest-bearing demand	4,192	1,720	2,251	1.02	1.37	1.51
Savings	84,215	69,149	62,399	0.26	1.57	2.68
Time	57,929	54,110	43,515	3.71	3.64	4.75

Total U.S. deposits	169,842	148,807	130,069	1.42	2.07	2.90

Non-U.S.:
Noninterest-bearing demand	7,395	5,229	6,013	—	—	—
Interest-bearing demand	56,331	49,831	43,284	2.34	3.99	5.85
Savings	1,008	791	1,331	0.56	1.93	2.71
Time	52,840	72,190	86,525	2.87	4.04	5.20

Total non-U.S. deposits(a)	117,574	128,041	137,153	2.42	3.84	5.15

Total deposits	$287,416	$276,848	$267,222	1.83%	2.89%	4.05%

(a)	The majority of non-U.S. deposits were in denominations of $100,000 or more.

At December 31, 2002, U.S. time deposits in denominations of $100,000 or more totaled $35 billion, substantially all of which mature in three months or less. The table below presents the maturities for U.S. time certificates of deposit in denominations of $100,000 or more:

	3 months	Over 3 months	Over 6 months	Over
By remaining maturity at December 31, 2002 (in millions)	or less	but within 6 months	but within 12 months	12 months	Total

U.S. time certificates of deposit ($100,000 or more)	$13,285	$1,945	$483	$757	$16,470

Short-term and other borrowed funds

The following table provides a summary of JPMorgan Chase’s short-term and other borrowed funds for the years indicated:

(in millions, except rates)	2002	2001	2000

Federal funds purchased and securities sold under repurchase agreements:
Balance at year-end	$169,483	$128,445	$131,738
Average daily balance during the year	168,428	163,858	133,705
Maximum month-end balance	198,110	181,775	158,047
Weighted-average rate at December 31	1.45%	2.40%	5.77%
Weighted-average rate during the year	1.97	4.06	5.85
Commercial paper:
Balance at year-end	$16,591	$18,510	$24,851
Average daily balance during the year	16,134	18,561	17,956
Maximum month-end balance	23,726	22,753	24,851
Weighted-average rate at December 31	1.36%	1.92%	5.53%
Weighted-average rate during the year	1.74	4.03	6.24
Other borrowed funds:(a)
Balance at year-end	$75,810	$63,823	$71,997
Average daily balance during the year	69,393	64,029	59,247
Maximum month-end balance	92,439	93,468	82,127
Weighted-average rate at December 31	5.39%	6.62%	6.90%
Weighted-average rate during the year	4.96	5.77	7.03

(a)	Includes securities sold but not yet purchased.

Federal funds purchased represents overnight funds. Securities sold under repurchase agreements generally mature between one day and three months. Commercial paper generally is issued in amounts not less than $100,000 and with maturities of 270 days or less. Other borrowed funds consist of demand notes, term federal funds purchased and various other borrowings that generally have maturities of one year or less. At December 31, 2002, JPMorgan Chase had no lines of credit for general corporate purposes.

Part IV

Item 15: Exhibits, financial statement schedules and reports on form 8-K

(A)	Exhibits, financial statements and financial statement schedules

1.	Financial statements
The Consolidated financial statements, the Notes thereto and the report thereon listed in Item 8 are set forth commencing on page 70.

2.	Financial statement schedules
Financial statement schedules are omitted since the required information is either not applicable, not deemed material, or is shown in the respective Consolidated financial statements or in the Notes thereto.

3.	Exhibits

3.1	Restated Certificate of Incorporation of J.P. Morgan Chase & Co. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (the “Registrant”) (File No. 1-5805) for the year ended December 31, 2000).

3.2	By-laws of J.P. Morgan Chase & Co. as amended by the Board of Directors on October 15, 2002.

4.1	Deposit Agreement, dated as of February 8, 1996, between J.P. Morgan & Co. Incorporated (succeeded through merger by J.P. Morgan Chase & Co.) and Morgan Guaranty Trust Company of New York (succeeded through merger by JPMorgan Chase Bank), as Depository (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form 8-A of The Chase Manhattan Corporation (now known as J.P. Morgan Chase & Co.) File No. 1-5805), filed December 20, 2000.

4.2	Indenture, dated as of December 1, 1989, between Chemical Banking Corporation (now known as J.P. Morgan Chase & Co.) and The Chase Manhattan Bank (National Association), as succeeded to by Bankers Trust Company (now known as Deutsche Bank Trust Company Americas), as Trustee (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3 (File No. 33- 32409) of Chemical Banking Corporation).

4.3(a)	Indenture, dated as of April 1, 1987, as amended and restated as of December 15, 1992, between Chemical Banking Corporation (now known as J.P. Morgan Chase & Co.) and Morgan Guaranty Trust Company of New York (now known as JPMorgan Chase Bank), as succeeded to by U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.3(a) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.3(b)	Second Supplemental Indenture, dated as of October 8, 1996, between The Chase Manhattan Corporation (now known as J.P. Morgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of April 1, 1987, as amended and restated as of December 15, 1992 (incorporated by reference to Exhibit 4.3(b) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.3(c)	Third Supplemental Indenture, dated as of December 29, 2000, between The Chase Manhattan Corporation (now known as J.P. Morgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of April 1, 1987, as amended and restated as of December 15, 1992 (incorporated by reference to Exhibit 4.3(c) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.4(a)	Amended and Restated Indenture, dated as of September 1, 1993, between The Chase Manhattan Corporation (as assumed by J.P. Morgan Chase & Co.) and Chemical Bank (succeeded through merger by JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.4(a) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.4(b)	First Supplemental Indenture, dated as of March 29, 1996, among Chemical Banking Corporation (now known as J.P. Morgan Chase & Co.), The Chase Manhattan Corporation, Chemical Bank, as resigning Trustee, and U.S. Bank Trust National Association, as successor Trustee, to the Amended and Restated Indenture, dated as of September 1, 1993 (incorporated by reference to Exhibit 4.4(b) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

Part IV

4.4(c)	Second Supplemental Indenture, dated as of October 8, 1996, between The Chase Manhattan Corporation (now known as J.P. Morgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Amended and Restated Indenture, dated as of September 1, 1993 (incorporated by reference to Exhibit 4.4(c) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.4(d)	Third Supplemental Indenture, dated as of December 29, 2000, between The Chase Manhattan Corporation (now known as J.P. Morgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Amended and Restated Indenture, dated as of September 1, 1993 (incorporated by reference to Exhibit 4.4(d) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.5(a)	Indenture dated as of August 15, 1982, between J.P. Morgan & Co. Incorporated (succeeded through merger by J.P. Morgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.5(a) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.5(b)	First Supplemental Indenture, dated as of May 5, 1986, between J.P. Morgan & Co. Incorporated (succeeded through merger by J.P. Morgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of August 15, 1982 (incorporated by reference to Exhibit 4.5(b) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.5(c)	Second Supplemental Indenture, dated as of February 27, 1996, between J.P. Morgan & Co. Incorporated (succeeded through merger by J.P. Morgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of August 15, 1982 (incorporated by reference to Exhibit 4.5(c) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.5(d)	Third Supplemental Indenture, dated as of January 30, 1997, between J.P. Morgan & Co. Incorporated (succeeded through merger by J.P. Morgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of August 15, 1982 (incorporated by reference to Exhibit 4.5(d) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.5(e)	Fourth Supplemental Indenture, dated as of December 29, 2000, among J.P. Morgan & Co. Incorporated, The Chase Manhattan Corporation (now known as J.P. Morgan Chase & Co.), and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of August 15, 1982 (incorporated by reference to Exhibit 4.5(e) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.6(a)	Indenture dated as of December 1, 1986, between J.P. Morgan & Co. Incorporated (succeeded through merger by J.P. Morgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.6(a) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.6(b)	First Supplemental Indenture, dated as of May 12, 1992, between J.P. Morgan & Co. Incorporated (succeeded through merger by J.P. Morgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of December 1, 1986 (incorporated by reference to Exhibit 4.6(b) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.6(c)	Second Supplemental Indenture, dated as of December 29, 2000, among J.P. Morgan & Co. Incorporated, The Chase Manhattan Corporation (now known as J.P. Morgan Chase & Co.), and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of December 1, 1986 (incorporated by reference to Exhibit 4.6(c) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.7(a)	Indenture dated as of March 1, 1993, between J.P. Morgan & Co. Incorporated (succeeded through merger by J.P. Morgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.7(a) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.7(b)	First Supplemental Indenture, dated as of December 29, 2000, among J.P. Morgan & Co. Incorporated, The Chase Manhattan Corporation (now known as J.P. Morgan Chase & Co.), and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of March 1, 1993 (incorporated by reference to Exhibit 4.7(b) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.8	Indenture dated May 25, 2001, between J.P. Morgan Chase & Co. and Deutsche Bank Trust Company Americas (previously known as Bankers Trust Company), as Trustee (incorporated by reference to Exhibit 4(a)(1) to the Registration Statement on Form S-3 (File No. 333-52826) of J.P. Morgan Chase & Co., File No. 1-5805).

4.9(a)	Junior Subordinated Indenture, dated as of December 1, 1996, between The Chase Manhattan Corporation (now known as J.P. Morgan Chase & Co.) and The Bank of New York, as Debenture Trustee (incorporated by reference to Exhibit 4.24 to the Registration Statement on Form S-3 (File No. 333-19719) of The Chase Manhattan Corporation).

4.9(b)	Guarantee Agreement, dated as of January 24, 1997, between The Chase Manhattan Corporation (now known as J.P. Morgan Chase & Co.) and The Bank of New York, as Trustee, with respect to the Global Floating Rate Capital Securities, Series B, of Chase Capital II (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K, dated December 31, 1997, of The Chase Manhattan Corporation, File No. 1-5805).

4.9(c)	Amended and Restated Trust Agreement, dated as of January 24, 1997, among The Chase Manhattan Corporation (now known as J.P. Morgan Chase & Co.), The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein, with respect to Chase Capital II (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K, dated December 31, 1997, of The Chase Manhattan Corporation, File No. 1-5805).

4.10(a)	Junior Subordinated Indenture, dated as of November 1, 1996, between J.P. Morgan & Co. Incorporated (succeeded through merger by J.P. Morgan Chase & Co.) and U.S. Bank Trust National Association, as Debenture Trustee (incorporated by reference to Exhibit 4(a)(1) to the Registration Statement on Form S-3 (File No. 333-15079) of J.P. Morgan & Co. Incorporated, File No. 1-5885).

4.10(b)	Guarantee Agreement, dated as of December 4, 1996, between J.P. Morgan & Co. Incorporated (succeeded through merger by J.P. Morgan Chase & Co.) and U.S. Bank Trust National Association, as Guarantee Trustee, with respect to the Capital Securities of JPM Capital Trust I (incorporated by reference to Exhibit 4.9(b) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.10(c)	Amended and Restated Declaration of Trust, dated as of December 4, 1996, between J.P. Morgan & Co. Incorporated (succeeded through merger by J.P. Morgan Chase & Co.) and U.S. Bank Trust National Association, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrative Trustees named therein, with respect to JPM Capital Trust I (incorporated by reference to Exhibit 4.9(c) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

10.1	Deferred Compensation Plan for Non-Employee Directors of The Chase Manhattan Corporation and The Chase Manhattan Bank, as amended and restated effective December 1996 (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K, dated December 31, 1996, of The Chase Manhattan Corporation, File No. 1-5805).

10.2	Post-Retirement Compensation Plan for Non-Employee Directors, as amended and restated as of May 21, 1996 (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K, dated December 31, 1996, of The Chase Manhattan Corporation, File No. 1-5805).

10.3	Deferred Compensation Program of The Chase Manhattan Corporation and Participating Companies, effective as of January 1, 1996 (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

10.4	Amended and Restated 1996 Long-Term Incentive Plan of The Chase Manhattan Corporation (incorporated by reference to Schedule 14A, filed on April 5, 2000, of The Chase Manhattan Corporation, File No. 1-5805).

10.5	The Chase Manhattan 1994 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10O to The Chase Manhattan Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, File No. 1-5945).

10.6	Amendment to The Chase Manhattan 1994 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10S to The Chase Manhattan Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-5945).

10.7	Chemical Banking Corporation Long-Term Stock Incentive Plan, as amended and restated as of May 19, 1992 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K, dated December 31, 1992, of Chemical Banking Corporation, File No. 1-5805).

Part IV

10.8	The Chase Manhattan 1987 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10A to The Chase Manhattan Corporation’s Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-5945).

10.9	Amendment to The Chase Manhattan 1987/82 Long-Term Incentive Plan (incorporated by reference to Exhibit 10T to the Quarterly Report on Form 10-Q, for the quarter ended September 30, 1995, of The Chase Manhattan Corporation, File No. 1-5945).

10.10	Long Term Incentive Program of Manufacturers Hanover Corporation (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K, dated December 31, 1997, of The Chase Manhattan Corporation, File No. 1-5805).

10.11	Key Executive Performance Plan of The Chase Manhattan Corporation, as amended and restated January 1, 1999 (incorporated by reference to Schedule 14A, filed on March 25, 1999, of The Chase Manhattan Corporation, File No. 1-5805).

10.12	Forms of severance agreements as entered into by The Chase Manhattan Corporation and certain of its executive officers (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K, dated December 31, 1997, of The Chase Manhattan Corporation, File No. 1-5805).

10.13	Permanent Life Insurance Options Plan (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K, dated December 31, 1992, of Chemical Banking Corporation, File No. 1-5805).

10.14	Excess Retirement Plan of The Chase Manhattan Bank and Participating Companies, restated effective January 1, 1997 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

10.15	1992 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10a to J.P. Morgan & Co. Incorporated’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-5885).

10.16	Director Stock Plan, as amended (incorporated by reference to Exhibit 10b to J.P. Morgan & Co. Incorporated’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-5885).

10.17	Deferred Compensation Plan for Directors’ Fees, as amended (incorporated by reference to Exhibit 10c to J.P. Morgan & Co. Incorporated’s Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-5885).

10.18	1989 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10d to J.P. Morgan & Co. Incorporated’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-5885).

10.19	1987 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10e to J.P. Morgan & Co. Incorporated’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-5885).

10.20	Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10f to J.P. Morgan & Co. Incorporated’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-5885).

10.21	Stock Option Award (incorporated by reference to Exhibit 10h to J.P. Morgan & Co. Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-5885).

10.22	1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10i to J.P. Morgan & Co. Incorporated’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-5885).

10.23	1995 Executive Officer Performance Plan (incorporated by reference to Exhibit 10j to J.P. Morgan & Co. Incorporated’s Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-5885).

10.24	1998 Performance Plan (incorporated by reference to Exhibit 10 to J.P. Morgan & Co. Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-5885).

10.25	Executive Retirement Plan of The Chase Manhattan Corporation and Certain Subsidiaries (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

10.26	Benefit Equalization Plan of The Chase Manhattan Corporation and Certain Subsidiaries (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

12.1	Computation of ratio of earnings to fixed charges.

12.2	Computation of ratio of earnings to fixed charges and preferred stock dividend requirements.

21.1	List of Subsidiaries of J.P. Morgan Chase & Co.

22.1	Annual Report on Form 11-K of the JPMorgan Chase 401(k) Savings Plan (to be filed by amendment pursuant to Rule 15d-21 under the Securities Exchange Act of 1934).

23.1	Consent of independent accountants.

JPMorgan Chase hereby agrees to furnish to the Securities and Exchange Commission, upon request, copies of instruments defining the rights of holders for the outstanding nonregistered long-term debt of JPMorgan Chase and its subsidiaries. These instruments have not been filed as exhibits hereto by reason that the total amount of each issue of such securities does not exceed 10% of the total assets of JPMorgan Chase and its subsidiaries on a consolidated basis. In addition, JPMorgan Chase hereby agrees to file with the Securities and Exchange Commission, upon request, the Guarantees and the Amended and Restated Trust Agreements for each Delaware business trust subsidiary that has issued Capital Securities. The provisions of such agreements differ from the documents constituting Exhibits 4.9(b) and (c) and 4.10(b) and (c) to this report only with respect to the pricing terms of each series of Capital Securities; these pricing terms are disclosed in Note 16 on page 91.

(B) Reports on form 8-K

•	A current report on Form 8-K was filed on October 18, 2002 announcing J.P. Morgan Chase & Co.’s financial results for the third quarter of 2002.

•	A current report on Form 8-K was filed on November 14, 2002 announcing the Certification of Periodic Reports on the Principal Executive Officer and Principal Financial Officer of J.P. Morgan Chase & Co. pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

•	A current report on Form 8-K was filed on December 26, 2002 announcing that J.P. Morgan Chase & Co. reached an agreement in principle with the SEC, NASD, NYSE, New York State Attorney General’s Office and North American Securities Administrators Association to resolve their investigation of J.P. Morgan Chase & Co. relating to research analyst independence.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

J.P. Morgan Chase & Co. (Registrant)

By:	/s/ WILLIAM B. HARRISON, JR. (William B. Harrison, Jr. Chairman and Chief Executive Officer)

Date: March 18, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the date indicated. JPMorgan Chase does not exercise the power of attorney to sign on behalf of any Director.

	Capacity	Date

/s/ WILLIAM B. HARRISON, JR. (William B. Harrison, Jr.)	Director, Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ HANS W. BECHERER (Hans W. Becherer)	Director

/s/ RILEY P. BECHTEL (Riley P. Bechtel)	Director

March 18, 2003
/s/ FRANK A. BENNACK, JR. (Frank A. Bennack, Jr.)	Director

/s/ LAWRENCE A. BOSSIDY (Lawrence A. Bossidy)	Director

/s/ M. ANTHONY BURNS (M. Anthony Burns)	Director

	Capacity	Date

/s/ H. LAURANCE FULLER (H. Laurance Fuller)	Director

/s/ ELLEN V. FUTTER (Ellen V. Futter)	Director

/s/ WILLIAM H. GRAY, III (William H. Gray, III)	Director

/s/ HELENE L. KAPLAN (Helene L. Kaplan)	Director

March 18, 2003
/s/ LEE R. RAYMOND (Lee R. Raymond)	Director

/s/ JOHN R. STAFFORD (John R. Stafford)	Director

/s/ DINA DUBLON (Dina Dublon)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ JOSEPH L. SCLAFANI (Joseph L. Sclafani)	Executive Vice President and Controller (Principal Accounting Officer)

CERTIFICATION

I, William B. Harrison, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of J.P. Morgan Chase & Co.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

/s/ William B. Harrison, Jr.

William B. Harrison, Jr.

Chairman and Chief Executive Officer

CERTIFICATION

I, Dina Dublon, certify that:

1.	I have reviewed this annual report on Form 10-K of J.P. Morgan Chase & Co.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

/s/ Dina Dublon

Dina Dublon

Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.2	By-laws of J.P. Morgan Chase & Co. as amended by the Board of Directors on October 15, 2002.
12.1	Computation of ratio of earnings to fixed charges.
12.2	Computation of ratio of earnings to fixed charges and preferred stock dividend requirements.
21.1	List of Subsidiaries of J.P. Morgan Chase & Co.
23.1	Consent of independent accountants.