Form 10-Q
period 2003-03-31
J P MORGAN CHASE & CO
filed 2003-05-14
CIK 19617

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003	Commission file number 1-5805

J.P. MORGAN CHASE & CO.

(Exact name of registrant as specified in its charter)

Delaware	13-2624428
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

270 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

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

Yes [X]   No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]   No [   ]

Common Stock, $1 Par Value	2,031,239,980

Number of shares outstanding of each of the issuer’s classes of common stock on April 30, 2003.

FORM 10-Q

		Page

Part I — Financial Information

Item 1	Consolidated Financial Statements — J.P. Morgan Chase & Co.:

	Consolidated Statement of Income (Unaudited) for the three months ended March 31, 2003, and March 31, 2002	3

	Consolidated Balance Sheet at March 31, 2003 (Unaudited), and December 31, 2002	4

	Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) for the three months ended March 31, 2003, and March 31, 2002	5

	Consolidated Statement of Cash Flows (Unaudited) for the three months ended March 31, 2003, and March 31, 2002	6

	Notes to Consolidated Financial Statements (Unaudited)	7-21

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-66

	Glossary of Terms	67

	Important Factors That May Affect Future Results	68

Item 3	Quantitative and Qualitative Disclosures about Market Risk	68

Item 4	Controls and Procedures	68

Part II — Other Information

Item 1	Legal Proceedings	68-70

Item 2	Changes in Securities and Use of Proceeds	70

Item 6	Exhibits and Reports on Form 8-K	71

The Management’s Discussion and Analysis included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of J.P. Morgan Chase & Co.’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause J.P. Morgan Chase & Co.’s results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties are described herein and in J.P. Morgan Chase & Co.’s Annual Report on Form 10-K for the year-ended December 31, 2002, filed with the Securities and Exchange Commission and available at the Securities and Exchange Commission’s internet site (www.sec.gov), to which reference is hereby made.

Part I
Item 1

J.P. MORGAN CHASE & CO.
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended
	March 31,

	2003	2002

Noninterest Revenue
Investment Banking Fees	$616	$755
Trading Revenue	1,232	1,299
Fees and Commissions	2,598	2,584
Private Equity Gains (Losses)	(221)	(238)
Securities Gains	485	114
Other Revenue	481	157

Total Noninterest Revenue	5,191	4,671

Interest Income	6,263	6,286
Interest Expense	3,048	3,359

Net Interest Income	3,215	2,927

Revenue before Provision for Credit Losses	8,406	7,598
Provision for Credit Losses	743	753

Total Net Revenue	7,663	6,845

Noninterest Expense
Compensation Expense	3,174	2,823
Occupancy Expense	496	338
Technology and Communications Expense	637	665
Amortization of Intangibles	74	69
Other Expense	1,160	1,208
Merger and Restructuring Costs	—	255

Total Noninterest Expense	5,541	5,358

Income before Income Tax Expense	2,122	1,487
Income Tax Expense	722	505

Net Income	$1,400	$982

Net Income Applicable to Common Stock	$1,387	$969

Average Common Shares Outstanding
Basic	2,000	1,978
Diluted	2,022	2,006
Net Income per Common Share
Basic	$0.69	$0.49
Diluted	0.69	0.48
Cash Dividends per Common Share	0.34	0.34

The Notes to Consolidated Financial Statements (Unaudited) are an integral part of these Statements.

Part I
Item 1 (continued)

J.P. MORGAN CHASE & CO.
CONSOLIDATED BALANCE SHEET
(in millions, except share data)

	March 31,	December 31,
	2003	2002
	(Unaudited)

ASSETS
Cash and Due from Banks	$22,229	$19,218
Deposits with Banks	6,896	8,942
Federal Funds Sold and Securities Purchased under Resale Agreements	69,764	65,809
Securities Borrowed	39,188	34,143
Trading Assets:
Debt and Equity Instruments (including assets pledged of $81,670 at March 31, 2003, and $88,900 at December 31, 2002)	146,783	165,199
Derivative Receivables	86,649	83,102
Securities:
Available-for-Sale (including assets pledged of $47,868 at March 31, 2003, and $50,468 at December 31, 2002)	84,819	84,032
Held-to-Maturity (Fair Value: $380 at March 31, 2003, and $455 at December 31, 2002)	359	431
Loans (Net of Allowance for Loan Losses of $5,215 at March 31, 2003, and $5,350 at December 31, 2002)	212,256	211,014
Private Equity Investments	8,170	8,228
Accrued Interest and Accounts Receivable	12,962	14,137
Premises and Equipment	6,719	6,829
Goodwill	8,122	8,096
Mortgage Servicing Rights	3,235	3,230
Other Intangibles:
Purchased Credit Card Relationships	1,205	1,269
All Other Intangibles	294	307
Other Assets	45,506	44,814

TOTAL ASSETS	$755,156	$758,800

LIABILITIES
Deposits:
U.S.:
Noninterest-Bearing	$70,304	$74,664
Interest-Bearing	112,936	109,743
Non-U.S.:
Noninterest-Bearing	7,518	7,365
Interest-Bearing	109,909	112,981

Total Deposits	300,667	304,753
Federal Funds Purchased and Securities Sold under Repurchase Agreements	160,221	169,483
Commercial Paper	14,039	16,591
Other Borrowed Funds	12,848	8,946
Trading Liabilities:
Debt and Equity Instruments	64,427	66,864
Derivative Payables	64,804	66,227
Accounts Payable, Accrued Expenses and Other Liabilities (including the Allowance for Lending-Related
Commitments of $436 at March 31, 2003, and $363 at December 31, 2002)	46,776	38,440
Long-Term Debt	42,851	39,751
Guaranteed Preferred Beneficial Interests in the Firm’s Junior Subordinated Deferrable Interest Debentures	5,439	5,439

TOTAL LIABILITIES	712,072	716,494

Commitments and Contingencies (see Note 19)

STOCKHOLDERS’ EQUITY
Preferred Stock	1,009	1,009
Common Stock (Authorized 4,500,000,000 Shares, Issued 2,032,182,163 Shares at March 31, 2003, and 2,023,566,387 Shares at December 31, 2002)	2,032	2,024
Capital Surplus	12,477	13,222
Retained Earnings	26,538	25,851
Accumulated Other Comprehensive Income	1,113	1,227
Treasury Stock, at Cost (2,144,160 Shares at March 31, 2003, and 24,859,844 Shares at December 31, 2002)	(85)	(1,027)

TOTAL STOCKHOLDERS’ EQUITY	43,084	42,306

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$755,156	$758,800

The Notes to Consolidated Financial Statements (Unaudited) are an integral part of these Statements.

Part I
Item 1 (continued)

J.P. MORGAN CHASE & CO.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(in millions, except per share data)

Three Months Ended March 31,	2003	2002

Preferred Stock
Balance at Beginning of Year and End of Period	$1,009	$1,009

Common Stock
Balance at Beginning of Year	2,024	1,997
Issuance of Common Stock	8	19

Balance at End of Period	2,032	2,016

Capital Surplus
Balance at Beginning of Year	13,222	12,495
Shares Issued and Commitments to Issue Common Stock for Employee Stock-Based Awards and Related Tax Effects	(745)	288

Balance at End of Period	12,477	12,783

Retained Earnings
Balance at Beginning of Year	25,851	26,993
Net Income	1,400	982
Cash Dividends Declared:
Preferred Stock	(13)	(13)
Common Stock ($0.34 per share each period)	(700)	(684)

Balance at End of Period	26,538	27,278

Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Year	1,227	(442)
Other Comprehensive Income (Loss)	(114)	(467)

Balance at End of Period	1,113	(909)

Treasury Stock, at Cost
Balance at Beginning of Year	(1,027)	(953)
Reissuances from Treasury Stock	1,021	—
Forfeitures to Treasury Stock	(79)	(93)

Balance at End of Period	(85)	(1,046)

Total Stockholders’ Equity	$43,084	$41,131

Comprehensive Income
Net Income	$1,400	$982
Other Comprehensive Income (Loss)	(114)	(467)

Comprehensive Income	$1,286	$515

The Notes to Consolidated Financial Statements (Unaudited) are an integral part of these Statements.

Part I
Item 1 (continued)

J.P. MORGAN CHASE & CO.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended March 31,	2003	2002

	Operating Activities
	Net Income	$1,400	$982
	Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
	Provision for Credit Losses	743	753
	Depreciation and Amortization	1,060	631
	Private Equity Unrealized Losses and Write-offs	217	228
	Net Change in:
	Trading Assets	15,010	(18,811)
	Securities Borrowed	(5,045)	(4,300)
	Accrued Interest and Accounts Receivable	1,175	751
	Other Assets	(299)	10,465
	Trading Liabilities	(4,005)	7,103
	Accounts Payable, Accrued Expenses and Other Liabilities	8,509	(10,662)
	Other, Net	(159)	302

	Net Cash Provided by (Used in) Operating Activities	18,606	(12,558)

	Investing Activities
	Net Change in:
	Deposits with Banks	2,046	3,052
	Federal Funds Sold and Securities Purchased under Resale Agreements	(3,955)	(12,992)
	Loans Due to Sales and Securitizations	31,432	22,333
	Other Loans, Net	(34,187)	(20,331)
	Other, Net	793	516
Held-to-Maturity Securities:	Proceeds	63	47
	Purchases	—	(32)
Available-for-Sale Securities:	Proceeds from Maturities	2,268	1,078
	Proceeds from Sales	92,912	43,439
	Purchases	(97,507)	(46,731)
	Cash Used in Acquisitions	(10)	(39)
	Proceeds from Divestitures of Nonstrategic Businesses and Assets	49	36

	Net Cash Used in Investing Activities	(6,096)	(9,624)

	Financing Activities
	Net Change in:
	U.S. Deposits	(1,167)	(9,240)
	Non-U.S. Deposits	(2,919)	(2,373)
	Federal Funds Purchased and Securities Sold under Repurchase Agreements	(9,262)	24,392
	Commercial Paper and Other Borrowed Funds	1,350	11,349
	Other, Net	181	325
	Proceeds from the Issuance of Long-Term Debt and Capital Securities	6,636	4,533
	Repayments of Long-Term Debt	(3,873)	(5,720)
	Net Issuance of Stock and Stock-Based Awards	205	214
	Redemption of Preferred Stock of Subsidiary	—	(550)
	Cash Dividends Paid	(696)	(684)

	Net Cash (Used in) Provided by Financing Activities	(9,545)	22,246

	Effect of Exchange Rate Changes on Cash and Due from Banks	46	(27)
	Net Increase in Cash and Due from Banks	3,011	37
	Cash and Due from Banks at December 31, 2002 and 2001	19,218	22,600

	Cash and Due from Banks at March 31, 2003 and 2002	$22,229	$22,637
	Cash Interest Paid	$3,197	$3,277
	Taxes Paid (Refunds)	$(247)	$439

The Notes to Consolidated Financial Statements (Unaudited) are an integral part of these Statements.

Part I
Item 1 (continued)

See Glossary of Terms on page 67 for definition of terms used throughout the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — BASIS OF PRESENTATION
 The accounting and financial reporting policies of J.P. Morgan Chase & Co. (“JPMorgan Chase” or the “Firm”) and its subsidiaries conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and prevailing industry practices for interim reporting. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The unaudited consolidated financial statements prepared in conformity with U.S. GAAP require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expense, and disclosure of contingent assets and liabilities. Actual results could be different from these estimates. In addition, certain amounts have been reclassified to conform to the current presentation. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in JPMorgan Chase’s 2002 Annual Report on Form 10-K (“2002 Annual Report”).

NOTE 2 — TRADING ASSETS AND LIABILITIES
 For a discussion of the accounting policies relating to trading assets and liabilities, see Note 3 on pages 76-77 of JPMorgan Chase’s 2002 Annual Report.

The following table presents Trading Assets and Trading Liabilities for the dates indicated:

	March 31,	December 31,
	2003	2002
(in millions)
Trading Assets
Debt and Equity Instruments:
U.S. Government, Federal Agencies and Municipal Securities	$60,354	$68,906
Certificates of Deposit, Bankers’ Acceptances and Commercial Paper	4,256	4,545
Debt Securities Issued by Non-U.S. Governments	28,568	29,709
Corporate Securities and Other	53,605	62,039

Total Trading Assets — Debt and Equity Instruments	$146,783	$165,199

Derivative Receivables:
Interest Rate	$60,669	$55,260
Foreign Exchange	6,317	7,487
Credit Derivatives	4,415	5,511
Equity	13,225	12,846
Commodity	2,023	1,998

Total Trading Assets — Derivative Receivables	$86,649	$83,102

Trading Liabilities
Debt and Equity Instruments(a)	$64,427	$66,864

Derivative Payables:
Interest Rate	$44,100	$43,584
Foreign Exchange	6,469	8,036
Credit Derivatives	2,713	3,055
Equity	10,506	10,644
Commodity	1,016	908

Total Trading Liabilities — Derivative Payables	$64,804	$66,227

(a)	Primarily represents securities sold, not yet purchased.

Part I
Item 1 (continued)

NOTE 3 — INTEREST INCOME AND INTEREST EXPENSE
 The following table details the components of Interest Income and Interest Expense:

	Three Months Ended March 31,

	2003	2002
(in millions)
Interest Income
Loans	$2,830	$3,153
Securities	955	808
Trading Assets	1,844	1,562
Federal Funds Sold and Securities Purchased under Resale Agreements	474	490
Securities Borrowed	97	183
Deposits with Banks	63	90

Total Interest Income	6,263	6,286

Interest Expense
Deposits	1,068	1,339
Short-Term and Other Liabilities	1,614	1,664
Long-Term Debt	366	356

Total Interest Expense	3,048	3,359

Net Interest Income	3,215	2,927
Provision for Credit Losses(a)	743	753

Net Interest Income after Provision for Credit Losses	$2,472	$2,174

(a)	Includes a provision for lending-related commitments of $73 million for the first quarter of 2003. There was no provision for lending-related commitments during the first quarter of 2002.

NOTE 4 — SECURITIES
 For a discussion of the accounting policies relating to securities, see Note 7 on pages 79-80 of JPMorgan Chase’s 2002 Annual Report.

The following table presents realized gains and losses from available-for-sale (“AFS”) securities:

	Three Months Ended March 31,

	2003	2002
(in millions)
Realized Gains	$616	$166
Realized Losses	(131)	(52)

Net Realized Gains	$485	$114

The amortized cost and estimated fair value of securities were as follows for the dates indicated:

	March 31, 2003		December 31, 2002
(in millions)
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available-for-Sale Securities
U.S. Government and Federal Agencies/Corporations Obligations:
Mortgage-Backed Securities	$42,590	$42,699	$40,148	$40,456
Collateralized Mortgage Obligations	3,351	3,437	3,271	3,313
U.S. Treasuries	22,965	23,411	22,870	23,377
Obligations of U.S. State and Political Subdivisions	1,697	1,845	1,744	1,875
Debt Securities Issued by Non-U.S. Governments	10,790	10,811	11,873	11,912
Corporate Debt Securities	565	576	870	882
Equity Securities	1,176	1,170	1,198	1,196
Other, Primarily Asset-backed Securities(a)	874	870	978	1,021

Total Available-for-Sale Securities	$84,008	$84,819	$82,952	$84,032

Held-to-Maturity Securities(b)	$359	$380	$431	$455

(a)	Includes collateralized mortgage obligations of private issuers, which generally have underlying collateral consisting of obligations of U.S. government and federal agencies and corporations.
(b)	Consists primarily of mortgage-backed securities.

Part I
Item 1 (continued)

NOTE 5 — SECURITIES FINANCING ACTIVITIES
 For a discussion of the accounting policies relating to Securities Financing Activities, see Note 8 on page 80 of JPMorgan Chase’s 2002 Annual Report. JPMorgan Chase enters into reverse repurchase agreements, repurchase agreements, securities borrowed transactions and securities loaned transactions primarily to finance the Firm’s inventory positions, to acquire securities that cover short positions and settle other securities obligations and to accommodate customers’ needs. Securities purchased under resale agreements and securities sold under repurchase agreements are generally treated as collateralized financing transactions and are carried on the Consolidated Balance Sheet at the amounts the securities will be subsequently sold or repurchased, plus accrued interest.

The following table details the components of securities financing activities at each of the dates indicated:

	March 31,	December 31,
	2003	2002
(in millions)
Securities Purchased under Resale Agreements	$63,721	$57,645
Securities Borrowed	39,188	34,143

Securities Sold under Repurchase Agreements	$151,168	$161,394
Securities Loaned	1,285	1,661

Similar transactions that do not meet the SFAS 140 definition of a repurchase agreement are accounted for as “buys” and “sells” rather than financing transactions. Notional amounts of transactions accounted for as purchases under SFAS 140 were $5 billion and $8 billion at March 31, 2003, and December 31, 2002, respectively. Notional amounts of transactions accounted for as sales under SFAS 140 were $9 billion and $13 billion at March 31, 2003, and December 31, 2002, respectively.

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

At March 31, 2003, the Firm had received securities as collateral that can be repledged, delivered or otherwise used with a fair value of approximately $226 billion. This collateral was generally obtained under reverse repurchase or securities borrowing agreements. Of these securities, approximately $214 billion were repledged, delivered or otherwise used, generally as collateral under repurchase agreements, securities lending agreements, or to cover short sales.

NOTE 6 — LOANS
 For a discussion of the accounting policies relating to Loans, see Note 9 on pages 80-81 of JPMorgan Chase’s 2002 Annual Report.

The composition of the loan portfolio at each of the dates indicated was as follows:

	March 31, 2003	December 31, 2002
(in millions)
Commercial loans:
Commercial and industrial	$77,458	$80,651
Commercial real estate:
Commercial mortgage	2,638	3,178
Construction	1,023	895
Financial institutions	6,717	6,208
Non-U.S. governments	610	616

Total commercial loans	88,446	91,548
Consumer loans:
1-4 family residential mortgages:
First liens	51,711	49,357
Home equity loans	15,363	14,643
Credit card(a)	17,509	19,677
Automobile financings	36,865	33,615
Other consumer(b)	7,577	7,524

Total consumer loans	129,025	124,816

Total loans(c)(d)	$217,471	$216,364

Part I
Item 1 (continued)

(a)	Reflects the reclassification of $978 million of accrued fees on securitized credit card loans from Loans to Other Assets at March 31, 2003.
(b)	Consists of manufactured housing loans, installment loans (direct and indirect types of consumer finance), student loans, unsecured revolving lines of credit and non-U.S. consumer loans.
(c)	Loans are presented net of unearned income of $1.8 billion and $1.9 billion at March 31, 2003, and December 31, 2002, respectively.
(d)	Includes loans held for sale (principally mortgage-related loans) of $26.2 billion at March 31, 2003, and $25.0 billion at December 31, 2002. The 2003 and 2002 first quarters included $345 million and $76 million, respectively, in net gains on the sales of loans held for sale. The 2003 and 2002 first quarters included $(20) million and $4 million, respectively, in adjustments to record loans held for sale at the lower of cost or market.

Consistent with the FASB Staff Position, Accounting for Accrued Interest Receivable Related to Securitized and Sold Receivables under SFAS 140, $978 million of accrued fees on securitized credit card loans was reclassified from Loans to Other Assets at March 31, 2003. In addition, $138 million of the Allowance for Loan Losses associated with these accrued fees was reclassified to Other Assets.

NOTE 7 — ALLOWANCE FOR CREDIT LOSSES
 For a discussion of accounting policies relating to the Allowance for Credit Losses, see Note 10 on page 82 of JPMorgan Chase’s 2002 Annual Report.

The table below summarizes the changes in the Allowance for Loan Losses:

	2003	2002
(in millions)
Allowance for loan losses at January 1	$5,350	$4,524
Provision for loan losses	670	753
Charge-offs	(799)	(897)
Recoveries	129	144

Net charge-offs	(670)	(753)
Transfer to Other Assets(a)	(138)	—
Allowance related to purchased portfolios	—	481
Other	3	—

Allowance for loan losses at March 31	$5,215	$5,005

(a)	Represents the transfer of the allowance for accrued fees on securitized credit card loans at March 31, 2003.

The table below summarizes the changes in the Allowance for Lending-Related Commitments:

	2003	2002
(in millions)
Allowance for lending-related commitments at January 1	$363	$282
Provision for lending-related commitments	73	—
Other	—	(1)

Allowance for lending-related commitments at March 31	$436	$281

NOTE 8 — SECURITIZATION AND VARIABLE INTEREST ENTITIES
 Refer to Note 11 on pages 83-87 of JPMorgan Chase’s 2002 Annual Report for a further description of special-purpose entities (“SPEs”) and the Firm’s policy on consolidation relating to these entities. In January 2003, the FASB issued FIN 46, which establishes guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. Entities that would be assessed for consolidation under FIN 46 are typically SPEs, although other non-SPE-type entities may also be subject to the guidance. FIN 46 requires a variable interest entity to be consolidated by a company if that company will absorb a majority of the expected losses, will receive a majority of the expected residual returns or both. Transferors to qualified special-purpose entities (“QSPE”), which represent a majority of the Firm’s loan securitization transactions discussed below, and certain other interests in a QSPE, are not subject to the requirements of FIN 46. The Firm implemented FIN 46 for variable interest entities created or modified after January 31, 2003, in which the Firm has an interest. For variable interest entities created prior to February 1, 2003, the provisions of FIN 46 will be effective July 1, 2003.

JPMorgan Chase is involved with SPEs, or variable interest entities, in three broad categories of transactions: loan securitizations, multi-seller conduits and client intermediation.

Part I
Item 1 (continued)

Loan Securitizations
 JPMorgan Chase securitizes, sells and services residential mortgage, credit card, automobile and commercial loans. Assets sold to SPEs as part of the securitization process are not reflected in JPMorgan Chase’s Consolidated Balance Sheet (except for retained interests as described below) but are included on the balance sheet of the SPE purchasing the assets. Assets held by securitization-related SPEs as of March 31, 2003, and December 31, 2002, were as follows:

	March 31, 2003	December 31, 2002
(in billions)
Credit card receivables	$39.8	$40.2
Residential mortgage receivables	19.2	20.6
Commercial loans	26.3	25.2
Automobile loans	3.9	4.5
Other receivables	0.1	0.1

Total	$89.3	$90.6

The table below summarizes securitized loans and the resulting pre-tax gains on the securitizations of those loans for the three months ended March 31, 2003 and 2002.

Three Months Ended	March 31, 2003		March 31, 2002

	Securitizations	Pre-Tax Gains	Securitizations	Pre-Tax Gains

Loans	(in billions)	(in millions)	(in billions)	(in millions)
Residential mortgage	$1.8	$49.3	$2.4	$12.1
Credit card	1.5	12.7	1.0	6.9
Automobile	—	—	2.0	1.8
Commercial	1.1	15.8	—	—

Total	$4.4	$77.8	$5.4	$20.8

In addition to the amounts set forth in the table above, JPMorgan Chase sold residential mortgage loans totaling $23.0 billion and $16.4 billion during the first quarters of 2003 and 2002, respectively, primarily as GNMA, FNMA and Freddie Mac mortgage-backed securities, which resulted in pre-tax gains of $227 million and $60 million, respectively. The higher 2003 pre-tax gains, when compared with gains on residential mortgage loans sold in 2002, were attributable to higher volumes and margins.

On February 5, 2002, JPMorgan Chase acquired the Providian Master Trust, consisting of credit card receivables of approximately $7.9 billion and related relationships. Accounting principles required that all of the purchased receivables, including those that had been securitized, be initially reflected on JPMorgan Chase’s Consolidated Balance Sheet, together with a related liability to reflect the securities issued by the trust to third parties. This liability totaled $6.3 billion on February 5, 2002, and was recorded in Other Borrowed Funds. As credit card receivables revolved and new receivables were sold to investors through the securitization trust, these newly sold receivables and the related liability were removed from the Consolidated Balance Sheet as permitted by securitization accounting principles. At March 31, 2003, all of the liability had been removed from the Consolidated Balance Sheet, either through the revolving sales of new receivables to investors or the maturing of investor securities. In addition, at March 31, 2003, the Firm had, with respect to the Providian Master Trust, $2.7 billion on its Consolidated Balance Sheet relating to its undivided interest and $110 million related to its subordinated interest in accrued fees on securitized receivables.

At March 31, 2003, and December 31, 2002, JPMorgan Chase had, with respect to the Chase Credit Card Master Trust, $4.1 billion and $4.6 billion, respectively, related to its undivided interest, and $868 million and $861 million, respectively, related to its subordinated interest in accrued fees on the securitized receivables.

The Firm maintains retained interests in its securitized and sold loans, generally in the form of senior or subordinated interest-only strips, subordinated tranches, escrow accounts and servicing rights. The Firm maintains escrow accounts, up to predetermined limits for credit card and automobile securitizations, to help protect investors in the unlikely event of deficiencies in cash flows owed to them. The amounts available in such escrow accounts are recorded in Other Assets and, as of March 31, 2003, amounted to $500 million and $84 million for credit card and automobile securitizations, respectively. As of December 31, 2002, these amounts were $510 million and $94 million, respectively.

Part I
Item 1 (continued)

The table below summarizes other retained securitization interests, which are primarily subordinated or residual interests and are carried at fair value on the Firm’s Consolidated Balance Sheet.

	March 31, 2003		December 31, 2002
(in millions)
Loans
Residential mortgage	$666	(a)(b)	$684
Credit card	94	(b)	92
Automobile	110	(b)	151
Commercial	108		94

Total	$978		$1,021

(a)	Includes approximately $318 million of retained interests resulting from the acquisition of Advanta’s mortgage operations.
(b)	Unrealized gains (pre-tax) recorded in Stockholders’ equity that relate to these retained interests totaled $193 million, $3 million and $7 million for residential mortgage, credit card and automobile, respectively.

The table below outlines the key economic assumptions and the sensitivity of the fair values noted above at March 31, 2003, of the remaining retained interests to immediate 10% and 20% adverse changes in those assumptions:

	Mortgage	Credit Card	Automobile	Commercial
(in millions)
Weighted-average life	1.5-2.1 years	5-20 months	1.4 years	1.0-7.6 years

Prepayment rate	29.6-44.9% CPR	14.7-15.0%	1.61% WAC/WAM	NA(a)
Impact of 10% adverse change	$(26)	$(5)	$(6)	—
Impact of 20% adverse change	(48)	(6)	(13)	—

Loss assumption	0-3.6%(b)	5.5-5.8%	0.7%	NA(c)
Impact of 10% adverse change	$(31)	$(6)	$(4)	—
Impact of 20% adverse change	(62)	(11)	(7)	—
Discount rate	13.0-30.0%(d)	4.8-12.0%	3.6%	3.5-10.5%
Impact of 10% adverse change	$(18)	$(1)	$—	$(3)
Impact of 20% adverse change	(34)	(2)	(1)	(6)

(a)	Not applicable, since predominantly all of these retained interests are not subject to prepayment risk.
(b)	Expected credit losses for prime mortgage securitizations are minimal and are incorporated into other assumptions.
(c)	Not applicable, as modeling assumptions for predominantly all of the commercial retained interests consider overcollateralization coverage and cash collateralized credit default swaps.
(d)	During the first three months of 2003, the Firm sold certain residual interests of approximately $55 million from sub-prime mortgage securitizations via Net Interest Margin (“NIM”) securitizations. The Firm has retained residual interests in these and prior NIM securitizations of approximately $94 million, which are valued using a 30% discount rate.
CPR — Constant prepayment rate
WAC/WAM — Weighted-average coupon/weighted-average maturity

The sensitivity analysis in the preceding table is hypothetical. Changes in fair value based on 10% and 20% variations in assumptions generally cannot be extrapolated easily because the relationship between the change in the assumptions to the change in fair value may not be linear. Also, in this table, the effect that a change in a particular assumption may have on the fair value is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another assumption, which might counteract or magnify the sensitivities.

Part I
Item 1 (continued)

The table below presents information about delinquencies, net credit losses, and components of reported and securitized financial assets:

			Loans 90 Days or
Type of Loan	Total Loans		More Past Due		Net Loan Charge-offs

	March 31,	Dec. 31,	March 31,	Dec. 31,	Three Months Ended March 31,
	2003	2002	2003	2002	2003	2002
(in millions)
Mortgage(a)	$83,229	$81,570	$1,001	$956	$54	$74
Credit card	48,908	50,399	947	1,096	732	658
Automobile	40,710	37,980	122	130	52	43
Other(b)	7,577	7,524	88	98	50	45

Consumer loans	180,424	177,473	2,158	2,280	888	820
Commercial loans	89,827	92,866	3,338	3,749	292	320

Total loans reported and securitized(c)	270,251	270,339	5,496	6,029	1,180	1,140
Less: Loans securitized(a)(d)	(52,780)	(53,975)	(1,385)	(1,306)	(510)	(387)

Reported	$217,471	$216,364	$4,111	$4,723	$670	$753

(a)	Includes $11.9 billion of outstanding principal balances on securitized sub-prime 1-4 family residential mortgage loans as of March 31, 2003, of which $3.2 billion relates to Advanta’s mortgage operations acquired in 2001.
(b)	Includes non-U.S. consumer loans.
(c)	Represents both loans on the Consolidated Balance Sheet and loans that have been securitized, but excludes loans for which the Firm’s only continuing involvement is servicing of the assets.
(d)	Total assets held in securitization-related SPEs, as of March 31, 2003, were $89.3 billion. The $52.8 billion of loans securitized at March 31, 2003, excludes: $27.8 billion of securitized loans in which the Firm’s only continuing involvement is the servicing of the assets; $7.8 billion of seller’s interests in credit card master trusts and subordinated accrued fees on securitized credit card loans; and $0.9 billion of escrow accounts and other assets.

Multi-seller Conduits
 JPMorgan Chase serves as the administrator and provides contingent liquidity support and limited credit enhancement for several commercial paper conduits. JPMorgan Chase Bank had commitments to provide liquidity to these vehicles in an amount up to $22.5 billion at March 31, 2003, and $23.5 billion at December 31, 2002. For certain multi-seller conduits, JPMorgan Chase also provides limited credit enhancement, primarily through the issuance of letters of credit. Commitments under these letters of credit totaled $3.4 billion both at March 31, 2003, and December 31, 2002. Commercial paper issued by conduits for which the Firm acts as administrator aggregated $15.2 billion at March 31, 2003, and $17.5 billion at December 31, 2002. The commercial paper issued is backed by sufficient collateral, credit enhancements and commitments to provide liquidity to support receiving at least an A-1, P-1 and, in certain cases, an F-1 rating.

The Firm would be required to provide funding under the liquidity commitments in the event that funding for such SPEs became unavailable in the commercial paper market. In addition, if JPMorgan Chase Bank were downgraded below A-1, P-1 and, in certain cases, F-1, the Firm could also be required to provide funding under these commitments, since commercial paper rated below A-1, P-1 or F-1 would generally not be issuable by the vehicle. In these circumstances, JPMorgan Chase Bank could either replace itself as liquidity provider or facilitate the sale or refinancing of the assets held in the SPE in other markets. Under the letters of credit, the Firm could be required to fund the difference between the commercial paper outstanding and amounts drawn under the liquidity commitment, if any.

For the purposes of FIN 46, the Firm’s maximum exposure to loss to multi-seller conduits is defined as the aggregate notional amounts of liquidity facilities and credit enhancement disclosed above. However, the Firm believes its credit exposure to these multi-seller conduit transactions is more limited, because, for the most part, it is not required to fund under the liquidity facilities if the assets in the SPE are in default. Additionally, the Firm’s obligations under the letters of credit are secondary to the risk of first loss provided by the client or other third parties — for example, by the overcollateralization of the SPE with the assets sold to it.

Client Intermediation
 In its capacity as a financial intermediary, the Firm has created structured commercial loan vehicles that are managed by third parties. The vehicles purchased loans from third parties or the Firm’s syndication and trading functions, funded by commercial paper issuance. Investors provide collateral and have a first risk of loss up to the amount of collateral pledged. The amount of the commercial paper issued by these vehicles, as of March 31, 2003, and December 31, 2002, totaled $7.4 billion and $7.2 billion, respectively. JPMorgan Chase Bank had a commitment to provide liquidity to these SPEs in an amount up to $9.2 billion at March 31, 2003, and $12.0 billion at December 31, 2002. For purposes of FIN 46, the Firm’s maximum exposure to loss to the structured commercial loan vehicles is defined as the aggregate notional amounts of the liquidity facilities.

Part I
Item 1 (continued)

JPMorgan Chase also structures SPEs to modify the cash flows of third-party assets to create investments with specific risk profiles, or to assist clients in the efficient management of other risks. For example, the Firm structures credit-linked notes in which an SPE purchases highly-rated assets (such as asset-backed securities) and enters into a credit derivative contract with the Firm to obtain exposure to a referenced credit not held by the SPE. Credit-linked notes are issued by the SPE to transfer the risk of the referenced credit to the investors in the SPE. As of March 31, 2003, and December 31, 2002, the aggregate assets held by the credit-linked note vehicles were $9.4 billion and $7.9 billion, respectively. The fair value of the Firm’s derivative contracts with these vehicles is $0.3 billion at March 31, 2003, and is recorded in the Consolidated Financial Statements. Additionally, JPMorgan Chase structures, on behalf of clients, vehicles in which the Firm transfers the risks and returns of the assets held by the SPE, typically debt and equity instruments, to clients through derivative contracts. The Firm’s net exposure arising from these intermediation transactions is not significant. The aggregate assets held by these client intermediation vehicles were $7.0 billion and $7.4 billion at March 31, 2003, and December 31, 2002, respectively. The Firm’s current exposure to all of these vehicles, reflected in its Consolidated Financial Statements as the fair value of the derivative contracts, are recorded in Trading Assets or Trading Liabilities, and changes in fair value are recognized in Trading Revenue.

Furthermore, the Firm structures collateralized debt obligations (“CDOs”) and similar vehicles on behalf of clients. To facilitate such transactions, the Firm may warehouse assets or act as a derivative counterparty, trustee or placement agent for these vehicles, receiving market-based fees for services rendered. In certain limited circumstances, the Firm or its affiliates also act as asset manager for the vehicles. The total amount of assets in CDOs and similar vehicles for which the Firm or its affiliates act as asset manager was approximately $2.4 billion at March 31, 2003 and December 31, 2002. The Firm had invested approximately $163 million in these vehicles at March 31, 2003. These investments are recorded as trading positions at fair value, thus the Firm’s maximum exposure to loss to these vehicles is reflected in the Consolidated Financial Statements.

Finally, the Firm may enter into transactions with SPEs structured by other parties. These transactions can include, for example, acting as derivative counterparty, liquidity provider, investor, underwriter, trustee or custodian. These transactions are conducted at arm’s length, and individual credit decisions are based upon the analysis of the specific SPE, taking into consideration the quality of the underlying assets. JPMorgan Chase records and reports these positions similar to any other third-party transaction.

FIN 46 Transition
 Based upon its current interpretation, the Firm believes that the effect of applying FIN 46 to entities originated prior to February 1, 2003, could be an increase of up to $25 billion in the Firm’s assets and liabilities, assuming no restructuring of existing vehicles. The increase primarily relates to multi-seller conduits; CDOs and similar vehicles for which the Firm or its affiliates act as the asset manager; and other entities in which the Firm’s trading functions have interests that absorb a majority of the expected loss. Interests in the vehicles described above that are held in the Firm’s trading and investment portfolios are recorded at fair value; thus, the Firm’s maximum exposure to loss, the carrying value of its interests of $0.5 billion, is currently reflected in the Consolidated Financial Statements. In addition to entities that would be newly consolidated upon adoption of FIN 46, the Firm currently consolidates SPEs with assets of approximately $8.3 billion, primarily related to certain consumer securitizations, municipal bond securitizations and structured note vehicles, that would continue to be consolidated under FIN 46.

The Firm is also involved with other entities that could be deemed variable interest entities and, therefore, could be subject to FIN 46 disclosure requirements, even if they are not required to be consolidated under FIN 46. These entities could include certain majority-owned subsidiaries reported in the Firm’s Consolidated Financial Statements as well as certain third-party funds and direct investments made by JPMorgan Partners (“JPMP”). Due to the complexity of the new guidance and the evolving interpretations among accounting professionals, the Firm continues to assess the accounting and disclosure impacts of FIN 46 on all of its relationships with variable interest entities.

Upon adoption of FIN 46, the assets, liabilities and noncontrolling interests of variable interest entities would be initially measured at the amounts at which such interests would have been carried had FIN 46 been effective when the Firm first met the condition to be considered the primary beneficiary. Any difference between the net amount added to the balance sheet and the amount of any previously recognized interest in the newly consolidated entity is required to be recognized as a cumulative effect of an accounting change. If it is not practical to determine the carrying amount, fair value may be used to measure the assets, liabilities and noncontrolling interest of the variable interest entity.

Part I
Item 1 (continued)

NOTE 9 — MORTGAGE SERVICING RIGHTS
For a further description of mortgage servicing rights (“MSRs”) and interest rate risk management of MSRs, see Note 12 on pages 87-88 of JPMorgan Chase’s 2002 Annual Report. The following table summarizes the changes in residential MSRs:

	2003		2002
(in millions)
Balance at January 1	$4,864		$7,749
Additions	679		497
Sales	—		—
Amortization	(369)		(334)
SFAS 133 Hedge Valuation Adjustments	(175)		338

Balance at March 31	4,999		8,250
Less: Valuation Allowance	1,764		1,332

Balance at March 31, after Valuation Allowance	$3,235		$6,918

Estimated Fair Value at March 31	$3,235		$6,918

Weighted-Average Prepayment Speed Assumption	27.86	%CPR	12.45	%CPR
Weighted-Average Discount Rate	7.62%		8.10%

CPR — Constant Prepayment Rate

The valuation allowance represents the extent to which the carrying value of MSRs exceeds its estimated fair value. Changes in the valuation allowance are the result of the recognition of impairment or the recovery of previously recognized impairment charges due to changes in market conditions during the period. The changes in the valuation allowance for MSRs were as follows:

	2003	2002
(in millions)
Balance at January 1	$1,634	$1,170
Impairment Adjustment	130	162

Balance at March 31	$1,764	$1,332

NOTE 10 — PRIVATE EQUITY INVESTMENTS
For a further description of private equity investments, see Note 13 on page 88 of JPMorgan Chase’s 2002 Annual Report.

The following table presents the carrying value and cost of the private equity investment portfolio for the dates indicated:

(in millions)	March 31, 2003		December 31, 2002

	Carrying		Carrying
	value	Cost	value	Cost

Total investment portfolio	$8,170	$10,423	$8,228	$10,312

The following table presents private equity gains (losses) for the periods indicated, primarily related to JPMorgan Partners:

	Three Months Ended March 31,

	2003	2002
(in millions)
Direct investments
Realized cash gains (net)	$56	$128
Write-downs / write-offs	(178)	(170)
Mark-to-market(a)	(5)	(177)

Total direct investments	(127)	(219)
Third party funds (net)	(94)	(19)

Total private equity gains (losses)(b)	$(221)	$(238)

(a)	Includes mark-to-market and reversals of mark-to-market due to public securities sales.
(b)	Includes the impact of portfolio hedging activities.

Part I
Item 1 (continued)

NOTE 11 — MERGER AND RESTRUCTURING COSTS
Restructuring costs associated with programs announced after January 1, 2002, are reflected in the related expense captions of the Consolidated Statement of Income. All merger and restructuring costs associated with various programs announced prior to January 1, 2002, were reflected in the Merger and Restructuring Costs caption of the Consolidated Statement of Income and had been incurred as of December 31, 2002. For a discussion of the Firm’s merger and restructuring costs incurred in the three months ended March 31, 2002, see Note 5 on page 10 of the Form 10-Q for the quarter ended March 31, 2002. As indicated in Note 6 on page 78 of JPMorgan Chase’s 2002 Annual Report, all previously recorded liabilities for merger charges of $1.25 billion and right-sizing charges of $300 million had been fully utilized as of December 31, 2002.

NOTE 12 — GOODWILL AND OTHER INTANGIBLES
Goodwill
For the three months ended March 31, 2003, goodwill increased by $26 million, principally in connection with purchase accounting adjustments as well as an acquisition of an institutional trust services business in February 2003. Goodwill was not impaired at March 31, 2003 or December 31, 2002, nor was any goodwill written off during the three months ended March 31, 2003 and 2002.

Goodwill by business segment is as follows:

(in millions)	March 31, 2003	December 31, 2002

Investment Bank	$2,054	$2,051
Investment Management & Private Banking	4,167	4,165
Treasury & Securities Services	1,017	996
JPMorgan Partners	377	377
Chase Financial Services	507	507

Total Goodwill	$8,122	$8,096

Other Intangible Assets
There were no purchased credit card relationship intangibles or other intangibles added during the first quarter of 2003. All of the Firm’s acquired intangible assets are subject to amortization. The intangible assets listed below do not include MSRs; amortization of MSRs is recorded as a reduction of the related mortgage servicing fees within Fees and Commissions. See Note 9 for a discussion of MSRs.

The components of other intangible assets were as follows:

(in millions)	March 31, 2003
				1Q 2003	1Q 2002
	Gross	Accumulated	Net Carrying
	Amount	Amortization	Value	Amortization Expense

Purchased Credit Card Relationships	$1,883	$678	$1,205	$64	$55
All Other Intangibles	672	378	294	10	14

Amortization expense related to the net carrying amount of other intangible assets at March 31, 2003, is estimated to be $222 million for the remainder of 2003 (exclusive of the $74 million recorded in the first three months of 2003), $281 million in 2004, $268 million in 2005, $254 million in 2006, $218 million in 2007 and $148 million in 2008.

NOTE 13 — GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE FIRM’S
JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES
At March 31, 2003, 12 wholly-owned Delaware statutory business trusts established by JPMorgan Chase had issued an aggregate $5.4 billion in capital securities, net of discount. For a discussion of these business trusts, see Note 16 on pages 90-91 of JPMorgan Chase’s 2002 Annual Report. There were no issuances or redemptions of capital securities during the first quarter of 2003.

NOTE 14 — PREFERRED STOCK OF SUBSIDIARY
On February 28, 2002, Chase Preferred Capital Corporation redeemed all 22 million outstanding shares of its 8.10% Cumulative Preferred Stock, Series A, at a redemption price per share of $25 plus accrued and unpaid dividends.

Part I
Item 1 (continued)

NOTE 15 — EARNINGS PER SHARE
For a discussion of the computation of basic and diluted earnings per share (“EPS”), see Note 20 on page 92 of JPMorgan Chase’s 2002 Annual Report. The following table presents the calculation of basic and diluted EPS for the three months ended March 31, 2003, and 2002:

	Three Months Ended

	March 31, 2003	March 31, 2002
(in millions, except per share amounts)
Basic Earnings per Share
Net Income	$1,400	$982
Less: Preferred Stock Dividends	13	13

Net Income Applicable to Common Stock	$1,387	$969

Weighted-average Basic Shares Outstanding	1,999.8	1,978.2
Net Income per Share	$0.69	$0.49

Diluted Earnings per Share
Net Income Applicable to Common Stock	$1,387	$969

Weighted-average Basic Shares Outstanding	1,999.8	1,978.2
Additional Shares Issuable upon Exercise of Stock Options for Dilutive Effect	22.1	27.6

Weighted-average Diluted Shares Outstanding	2,021.9	2,005.8
Net Income per Share(a)	$0.69	$0.48

(a)	Options issued under employee benefit plans to purchase 400 million and 353 million shares of common stock were outstanding for the first quarters of 2003 and 2002, respectively, but were not included in the computation of diluted EPS, because the result would have been anti-dilutive.

NOTE 16 — COMPREHENSIVE INCOME
Comprehensive income is composed of net income and Other Comprehensive Income (“OCI”), which includes the after-tax change in unrealized gains and losses on AFS securities, cash flow hedging activities and foreign currency translation adjustments (including the impact of related derivatives).

	Unrealized				Cash		Accumulated Other
(in millions)	Gains (Losses)		Translation		Flow		Comprehensive
	on AFS Securities(a)		Adjustments		Hedges		Income (Loss)
Three Months Ended March 31, 2003
Beginning Balance	$731		$(6)		$502		$1,227
Net Change during Period	(65	)(b)	—	(c)	(49	)(e)	(114)

Ending Balance	$666		$(6	)(d)	$453		$1,113

Three Months Ended March 31, 2002
Beginning Balance	$(135)		$(2)		$(305)		$(442)
Net Change during Period	(463	)(b)	1	(c)	(5	)(e)	(467)

Ending Balance	$(598)		$(1	)(d)	$(310)		$(909)

(a)	Primarily represents the after-tax difference between the fair value and amortized cost of the AFS securities portfolio.
(b)	The net change is due primarily to sales of AFS Securities in the 2003 first quarter and to rising rates in the 2002 first quarter.
(c)	At March 31, 2003, includes $53 million of after-tax gains on foreign currency translation from operations for which the functional currency is other than the U.S. dollar, which are offset by $53 million of after-tax losses on hedges. At March 31, 2002, includes $1 million of after-tax gains on hedges.
(d)	Includes after-tax gains and losses on foreign currency translation including related hedge results from operations for which the functional currency is other than the U.S. dollar.
(e)	The net change for the three months ended March 31, 2003, includes $197 million of after-tax gains recognized in income and $148 million of after-tax gains representing the net change in derivative fair values that were recorded in comprehensive income. The net change for the three months ended March 31, 2002, includes $10 million of after-tax losses recognized in income and $15 million of after-tax losses representing the net change in derivative fair values that were reported in comprehensive income.

Part I
Item 1 (continued)

NOTE 17 — CAPITAL
For a discussion of the calculation of risk-based capital ratios, see Note 26 on pages 99-100 of JPMorgan Chase’s 2002 Annual Report.

The following table presents the risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries. At March 31, 2003, the Firm and each of its depository institutions, including those listed in the table below, were “well-capitalized” as defined by banking regulators.

		Significant Banking Subsidiaries

	JPMorgan Chase(a)	JPMorgan Chase Bank	Chase USA
March 31, 2003 (in millions, except ratios)
Tier 1 Capital	$38,442	$32,774	$4,334
Total Capital	55,702	44,343	6,251
Risk-Weighted Assets(b)	455,549	391,794	43,140
Adjusted Average Assets	764,677	628,435	31,527

Tier 1 Capital Ratio	8.44%	8.37%	10.05%
Total Capital Ratio	12.23	11.32	14.49
Tier 1 Leverage Ratio	5.03	5.22	13.75

(a)	Assets and capital amounts for JPMorgan Chase’s banking subsidiaries reflect intercompany transactions, whereas the respective amounts for JPMorgan Chase reflect the elimination of intercompany transactions.
(b)	Risk-weighted assets of JPMorgan Chase, JPMorgan Chase Bank and Chase USA include off-balance sheet risk-weighted assets in the amounts of $172.1 billion, $152.4 billion and $12.1 billion, respectively, at March 31, 2003.

NOTE 18 — EMPLOYEE STOCK-BASED INCENTIVES
For a discussion of the accounting policies relating to employee stock-based compensation, see Note 24 on pages 96-99 of JPMorgan Chase’s 2002 Annual Report.

Effective January 1, 2003, JPMorgan Chase adopted SFAS 123 using the prospective transition method. SFAS 123 requires all stock-based compensation awards, including stock options, to be accounted for at fair value. Under the prospective transition method, all new awards granted to employees on or after January 1, 2003, are accounted for at fair value, and awards that were outstanding as of December 31, 2002, if not subsequently modified, continue to be accounted for under APB 25. Fair value is based on a Black-Scholes valuation model with compensation expense recognized in earnings over the required service period.

Pre-tax employee stock-based compensation expense recognized in reported earnings totaled $249 million in the first quarter of 2003 and $154 million in the first quarter of 2002. Compensation expense for the first quarter of 2003 included expense of $65 million related to the adoption of SFAS 123. Compensation expense for the first quarter of 2002 included the reversal of previously accrued expenses in the amount of $32 million related to certain forfeitable key employee stock awards granted in 1999.

The following table presents net income and basic and diluted earnings per share as reported, and as if all outstanding awards were accounted for at fair value in each period. The lower expense from applying SFAS 123 in the first quarter of 2003 compared with the first quarter of 2002 resulted from a decrease in 2003 in the number of outstanding stock-based compensation awards, a lower common stock price, lower Black-Scholes option fair values and longer service period requirements.

		Three Months Ended March 31,

(in millions, except per share data)		2003	2002

Net Income as reported		$1,400	$982
Add:	Employee stock-based compensation expense included in reported net income, net of related tax effects	150	93
Deduct:	Employee stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(263)	(354)

Pro Forma Net Income		$1,287	$721

Earnings Per Share:
	Basic As reported	$0.69	$0.49
	Pro forma	0.64	0.36
	Diluted As reported	0.69	0.48
	Pro forma	0.63	0.35

Part I
Item 1 (continued)

NOTE 19 — COMMITMENTS AND CONTINGENCIES
For a discussion of legal proceedings, see Part II, Item 1.

NOTE 20 — ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The majority of JPMorgan Chase’s derivatives are entered into for trading purposes. The Firm also uses derivatives as an end user to hedge market exposures, modify the interest rate characteristics of related balance sheet instruments or meet longer-term investment objectives. Both trading and end-user derivatives are recorded in trading assets and liabilities. For a further discussion of the Firm’s use of derivative instruments, see pages 50-53 and Note 28 on pages 101-102 of JPMorgan Chase’s 2002 Annual Report.

The following table presents derivative instrument- and hedging-related activities for the periods indicated:

	Three Months Ended
	March 31,

	2003	2002
(in millions)
Fair Value Hedge Ineffective Net Gains(a)	$268	$95
Cash Flow Hedge Ineffective Net Gains(a)	—	—
Cash Flow Hedging Gains on Forecasted Transactions that Failed to Occur	—	—
Expected Reclassification from OCI to Earnings(b)	314	(132)

(a)	Includes ineffectiveness and the components of hedging instruments that have been excluded from the assessment of hedge effectiveness.
(b)	Represents the reclassification of net after-tax gains (losses) on derivative instruments from OCI to earnings that are expected to occur over the next 12 months. The maximum length of time over which forecasted transactions are hedged is 10 years, related to core lending and borrowing activities.

NOTE 21 — OFF-BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS AND GUARANTEES
For a further discussion of off-balance sheet lending-related financial instruments and guarantees and the Firm’s related accounting policies, see Note 29 on pages 102-103 of JPMorgan Chase’s 2002 Annual Report.

JPMorgan Chase utilizes lending-related financial instruments (i.e., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk should the counterparty draw upon the commitment or should the Firm fulfill its obligation under the guarantee and the counterparty subsequently fails to perform according to the terms of the contract. Most of these commitments and guarantees expire without a default occurring or without being drawn. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of the Firm’s actual future credit exposure or funding requirements. Further, certain commitments, primarily related to consumer financings, are cancelable, upon notice, at the option of the Firm. To provide for the risk of loss inherent in commercial-related contracts, an allowance for credit losses on lending-related commitments is maintained. See Note 7 for a further discussion on the allowance for credit losses on lending-related commitments.

The following table summarizes the contractual amounts relating to off-balance sheet lending-related financial instruments and guarantees and the related allowance for credit losses on lending-related commitments at March 31, 2003, and December 31, 2002:

Off-balance sheet lending-related financial instruments

	Contractual Amount		Allowance for Lending-Related Commitments

	March 31,	December 31,	March 31,	December 31,
	2003	2002	2003	2002
(in millions)
Consumer-related	$163,392	$151,138	NA	NA
Commercial-related:
Other unfunded commitments to extend credit(a)(b)(c)	$192,131	$196,654	$244	$213
Standby letters of credit and guarantees(a)(d)	36,337	38,848	187	147
Other letters of credit(a)	2,230	2,618	5	3

Total commercial-related	$230,698	$238,120	$436	$363
Customers’ securities lent(e)	$118,275	$101,503	NA	NA

(a)	Net of risk participations totaling $16 billion at March 31, 2003 and December 31, 2002.
(b)	Includes unused advised lines of credit totaling $22 billion at March 31, 2003 and December 31, 2002. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable.
(c)	Includes certain asset purchase agreements of $31 billion at March 31, 2003, and $36 billion at December 31, 2002. The allowance for credit losses on lending-related commitments related to these agreements was insignificant at March 31, 2003, and December 31, 2002.
(d)	Collateral held by the Firm in support of these agreements was $7 billion at March 31, 2003, and $8 billion at December 31, 2002.
(e)	Collateral held by the Firm in support of these agreements was $125 billion at March 31, 2003, and $110 billion at December 31, 2002.
NA — Not applicable

Part I
Item 1 (continued)

In November 2002, the FASB issued FIN 45, which requires a guarantor to recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee. As of January 1, 2003, newly issued or modified guarantees that are not derivative contracts have been recorded on the Firm’s Consolidated Balance Sheet at their fair value at inception. The Firm considers the following off-balance sheet lending arrangements to be guarantees under FIN 45: certain asset purchase agreements, standby letters of credit and financial guarantees and securities lending indemnifications. See Note 29 on pages 102-103 of JPMorgan Chase’s 2002 Annual Report for further information regarding these guarantees and for a description of the Firm’s obligations under indemnification agreements.

The fair value of the obligation undertaken in issuing the guarantee at inception is typically equal to the net present value of the future amount of premium receivable under the contract. The Firm has recorded this amount in Other Liabilities with an offsetting entry recorded in Other Assets. As cash is received under the contract, it is applied to the premium receivable recorded in Other Assets, and the fair value of the liability recorded at inception is amortized into income as Fees and Commissions over the life of the guarantee contract. The amount of the liability related to guarantees recorded at March 31, 2003, excluding the allowance for credit losses on lending-related commitments and derivative contracts discussed below, was approximately $8 million.

In addition to the contracts noted above, there are certain derivative contracts to which the Firm is a counterparty that meet the characteristics of a guarantee under FIN 45. For a description of the derivatives the Firm considers to be guarantees, see Note 29 on pages 102-103 of JPMorgan Chase’s 2002 Annual Report. These derivatives are recorded on the Consolidated Balance Sheet at fair value. The total notional value of the derivatives that the Firm deems to be guarantees was $48 billion and $47 billion at March 31, 2003, and December 31, 2002, respectively. The fair value related to these contracts was a derivative receivable of $143 million and a derivative payable of $750 million at March 31, 2003. The fair value of these contracts was a derivative receivable of $141 million and a derivative payable of $814 million at December 31, 2002.

NOTE 22 — FAIR VALUE OF FINANCIAL INSTRUMENTS
Refer to Note 31 on pages 104-106 of JPMorgan Chase’s 2002 Annual Report for a further description of the fair value methodologies by product. For those financial instruments that are not recorded on the Consolidated Balance Sheet at fair value, fair value is based on quoted market prices, where available. If listed prices or quotes are not available, fair value is based on internally developed models that primarily use market-based or independent information as inputs. Primary market prices are used to determine the fair value of certain of the Firm’s financial instruments, such as loans and lending-related commitments, as they provide an estimate of prices at which such financial instruments could currently be originated.

These methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, the use of different methodologies or secondary market prices to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date; for example, the cost of credit derivatives can be used to estimate the fair value of commercial loans and lending-related commitments, rather than discounting them using primary market rates. Following such an approach, the fair value of the Firm’s commercial loans would approximate carrying value (i.e., commercial loans net of the allowance for loan losses) at March 31, 2003, and December 31, 2002. Following the same approach, the maximum incremental depreciation in fair value of the Firm’s lending-related commitments would be approximately 30 basis points and 40 basis points of the total notional value of these commitments at March 31, 2003, and December 31, 2002, respectively.

The following table presents the financial assets and liabilities valued under SFAS 107:

(in billions)	March 31, 2003			December 31, 2002

	Carrying	Estimated	Appreciation/	Carrying	Estimated	Appreciation/
	Value	Fair Value	(Depreciation)	Value	Fair Value	(Depreciation)

Total Financial Assets	$735.7	$738.3	$2.6	$739.2	$742.4	$3.2

Total Financial Liabilities(a)	$710.9	$712.9	(2.0)	$715.6	$716.3	(0.7)

Estimated Fair Value in Excess of Carrying Value			$0.6			$2.5

(a)	Includes the allowance for lending-related commitments of $436 million at March 31, 2003, and $363 million at December 31, 2002. The fair value of the Firm’s lending-related commitments approximates these balances.

Part I
Item 1 (continued)

NOTE 23 — SEGMENT INFORMATION
JPMorgan Chase is organized into five major businesses: Investment Bank, Treasury & Securities Services, Investment Management & Private Banking, JPMorgan Partners and Chase Financial Services. These businesses are segmented based on the products and services provided, or the type of customer serviced, and reflect the manner in which financial information is currently evaluated by the Firm’s management. For a further discussion concerning JPMorgan Chase’s business segments, see Segment Results on pages 31-41.

JPMorgan Chase uses Shareholder Value Added (“SVA”) and Operating Earnings as its principal measures of franchise profitability. A 12% cost of capital is used for all businesses except JPMorgan Partners, which has a 15% cost of capital. See Segment Results on pages 24-25 and Note 33 on pages 108-109 of JPMorgan Chase’s 2002 Annual Report for a further discussion of performance measurements and policies for cost of capital allocation. The following table provides a summary of the Firm’s segment results for the three months ended March 31, 2003 and 2002:

			Investment
		Treasury &	Management		Chase	Corporate/
(in millions, except ratios)	Investment	Securities	& Private	JPMorgan	Financial	Reconciling
	Bank	Services	Banking	Partners	Services	Items(a)	Total
Three Months Ended
March 31, 2003
Operating Revenue(b)	$4,012	$966	$652	$(290)	$3,737	$(214)	$8,863
Intersegment Revenue(b)	(25)	33	20	1	(5)	(24)	—
Operating Earnings (Loss)	932	147	64	(224)	704	(223)	1,400
Average Economic Capital	19,099	3,046	6,044	5,055	10,331	(1,717)	41,858	(e)
Average Managed Assets(c)	523,675	19,590	33,577	9,428	202,358	21,444	810,072
Shareholder Value Added	363	56	(116)	(413)	396	(138)	148
Return on Economic Capital(d)	20%	19%	4%	NM	28%	NM	13	%(e)

March 31, 2002
Operating Revenue(b)	$3,607	$968	$773	$(321)	$3,091	$(199)	$7,919
Intersegment Revenue(b)	(57)	38	33	2	(3)	(13)	—
Operating Earnings (Loss)	764	143	129	(252)	508	(142)	1,150
Average Economic Capital	18,890	2,943	6,108	5,609	10,142	(3,275)	40,417	(e)
Average Managed Assets(c)	467,714	16,974	38,007	10,074	175,593	32,049	740,411
Shareholder Value Added	200	55	(53)	(461)	205	(5)	(59)
Return on Economic Capital(d)	16%	20%	8%	NM	20%	NM	11	%(e)

(a)	Corporate/Reconciling Items includes Support Units, Corporate and the net effect of management accounting policies.
(b)	Operating Revenue includes Intersegment Revenue, which includes intercompany revenue and revenue-sharing agreements, net of intersegment expenses. Transactions between business segments are primarily conducted at fair value.
(c)	Includes credit card receivables that have been securitized.
(d)	Based on annualized amounts.
(e)	Based on the Firm’s average common stockholders’ equity.
NM — Not meaningful

The table below presents a reconciliation of the combined segment information to the Firm’s reported net income as included in the Consolidated Statement of Income.

	Three Months Ended March 31,

	2003	2002

(in millions)
Consolidated Operating Earnings	$1,400	$1,150
Special Items and Restructuring Costs	—	(168)

Consolidated Net Income	$1,400	$982

Part 1
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Financial Performance				First Quarter
				Over/(Under)

	1Q 2003	4Q 2002	1Q 2002	4Q 2002		1Q 2002
(in millions, except per share and ratio data)
Revenue	$8,406	$7,495	$7,598		12%		11%
Noninterest Expense	5,541	7,161	5,358		(23)		3
Provision for Credit Losses	743	921	753		(19)		(1)
Net Income (Loss)	1,400	(387)	982	NM			43
Net Income (Loss) per Share — Diluted	0.69	(0.20)	0.48	NM			44
Return on Average Common Equity (“ROCE”)	13.4%	NM	9.7%	NM		370	bp

Tier 1 Capital Ratio	8.4%	8.2%	8.6%	20	bp	(20	)bp
Total Capital Ratio	12.2	12.0	12.5		20		(30)
Tier 1 Leverage Ratio	5.0	5.1	5.4		(10)		(40)

bp — Denotes basis points; 100 bp equals 1%.
NM — Not meaningful

Financial Highlights — Reported Basis: Reported net income for J.P. Morgan Chase & Co. (“JPMorgan Chase” or the “Firm”) was $1.4 billion, or $0.69 per share, in the first quarter of 2003, compared with a net loss of $387 million, or ($0.20) per share, in the fourth quarter of 2002, and net income of $982 million, or $0.48 per share, in the first quarter of 2002.

Total revenue of $8.4 billion in the first quarter of 2003 was up 12% compared with the 2002 fourth quarter and up 11% versus the year-ago quarter. The increases were driven by record revenues at Chase Financial Services, particularly at Chase Home Finance, and higher revenues at the Investment Bank, reflecting strong fixed income results and an improved performance in equities. Results were negatively affected by continued losses at JPMP and lower revenues at Investment Management & Private Banking.

Total Noninterest Expense of $5.5 billion in the first quarter of 2003 declined 23% from the 2002 fourth quarter and increased 3% over the first quarter of 2002. The fourth quarter of last year included a $400 million charge related to the Enron surety litigation settlement, the establishment of a litigation reserve of $900 million and $393 million in merger and restructuring costs; there were no such special items in the first quarter of 2003. The 3% increase from first quarter last year was primarily driven by higher compensation expenses, resulting from higher earnings-related incentive accruals, increased costs related to stock-based compensation and pension expenses, and higher occupancy-related costs.

Provision for Credit Losses for the 2003 first quarter of $743 million was down 19% from the 2002 fourth quarter and relatively flat when compared with the 2002 first quarter, reflecting lower commercial net charge-offs. The first quarter provision included a $73 million addition to the allowance for lending-related commitments.

Summary of Segment Results: In addition to analyzing the Firm’s results on a reported basis, management utilizes “operating basis” to assess each of its business segments. In the first quarter of 2003, reported results and results on an operating basis were the same, as there were no merger and restructuring costs or special items in 2003. On an operating basis, earnings were $1.2 billion, or $0.57 per share, in the first quarter of 2002 and $730 million, or $0.36 per share, in the fourth quarter of 2002. For additional information and a reconciliation between the Firm’s reported and operating results, see page 30.

•	The Investment Bank recorded operating earnings of $932 million, up 158% from the fourth quarter of 2002 and 22% from the first quarter of 2002. Strength in fixed income capital markets, improved performance in equities from the fourth quarter of 2002 and lower credit costs contributed to the higher results. The Investment Bank achieved, for the first time, top three league table status concurrently in Global Announced M&A (#3), Global Loan Syndications (#1), and Global Equity and Equity-Related (#3) and U.S. Investment-Grade Bond (#2) underwriting.

•	Chase Financial Services reported operating earnings of $704 million, its second highest quarter ever, reflecting higher production volumes across all national consumer credit businesses. Chase Home Finance, the Firm’s mortgage business, had record results, due to record mortgage originations (primarily refinancings) and, to a lesser extent, gains on the hedging of MSRs. While deposits grew at Chase Regional Banking and Chase Middle Market, the value of these deposits decreased with lower interest rates.

Part 1
Item 2 (continued)

•	Treasury & Securities Services operating earnings of $147 million were 8% higher than the fourth quarter of 2002, and 3% higher than the first quarter of 2002, driven by lower expenses. Revenues were flat compared to both prior periods, and the overhead ratio for the quarter was 77%, improving from the 2002 fourth quarter ratio of 78% and unchanged from the year-ago quarter.

•	Investment Management & Private Banking had operating earnings of $64 million in the first quarter, up 49% from the fourth quarter of 2002 but down 50% from the first quarter of 2002. Lower expenses and credit costs drove the increase from the fourth quarter, while declines in global equity market valuations and lower investor activity levels accounted for most of the decrease from the first quarter of last year.

•	JPMorgan Partners had an operating loss of $224 million for the 2003 first quarter, compared with operating losses of $101 million in the fourth quarter of 2002 and $252 million in the first quarter of 2002. Total net private equity losses were $230 million, compared with net losses of $53 million in the fourth quarter of 2002 and $255 million in the year-ago quarter.

Total assets as of March 31, 2003, were $755 billion, compared with $759 billion as of December 31, 2002, and $713 billion at March 31, 2002. JPMorgan Chase’s Tier 1 Capital ratio was 8.4% at March 31, 2003, compared with 8.2% at December 31, 2002, and 8.6% at March 31, 2002.

Outlook: The Firm’s business outlook for the remainder of the year remains cautious. Client activity in mergers and acquisitions and equity underwriting remains low, adversely affecting investment banking fees and delaying opportunities to realize gains in private equity. Commercial credit quality, as reflected in the level of nonperforming assets and exposures deemed “criticized,” has shown meaningful improvement from year-end, but commercial credit costs remain at high cyclical levels. Results at Chase Financial Services are likely to be lower than in the first quarter of 2003, primarily at Chase Home Finance, which had exceptionally high earnings. These are expected to moderate, as mortgage origination volumes and interest rate spreads are not expected to remain at first quarter 2003 levels.

Part I
Item 2 (continued)

RESULTS OF OPERATIONS

The following section provides a discussion of JPMorgan Chase’s results of operations on a reported basis.

Revenues	First Quarter

		Over/(Under)
	2003	4Q 2002	1Q 2002
(in millions)
Investment Banking Fees	$616	(9)%	(18)%
Trading Revenue	1,232	111	(5)
Fees and Commissions	2,598	14	1
Private Equity Gains (Losses)	(221)	NM	7
Securities Gains	485	(35)	325
Other Revenue	481	66	206
Net Interest Income	3,215	8	10

Total Revenue	$8,406	12	11

NM – Not meaningful

Investment Banking Fees
 Investment banking fees of $616 million in the first quarter of 2003 declined $62 million, or 9%, from the fourth quarter of 2002, and $139 million, or 18%, from the first quarter of 2002. The decline in fees reflected continuing low levels of activity in mergers and acquisitions (“M&A”), equity underwriting and loan syndication markets. Advisory fees of $166 million in the first quarter of 2003 were $67 million lower than the fourth quarter of 2002, and were down 13% from the comparable period of 2002. Underwriting revenues and other fees of $450 million were comparable to the fourth quarter of 2002, but down 20% relative to the same period a year ago. Despite the declines in investment banking fees, the Investment Bank achieved, for the first time, top three league table status concurrently in Global Announced M&A, Global Loan Syndications, and Global Equity and Equity-Related and U.S. Investment-Grade Bond underwriting. See the Investment Bank segment discussion on pages 32-33 for details.

	First Quarter

		Over/(Under)
	2003	4Q 2002	1Q 2002
(in millions)
Advisory	$166	(29)%	(13)%
Underwriting:
Equity	108	29	(22)
Debt	342	(5)	(20)

Total	$616	(9)	(18)

Trading Revenue
 Trading revenue of $1.2 billion in the first quarter of 2003 represented the highest trading results since the first quarter of 2002. The significant increase from the fourth quarter of 2002 reflected strong fixed income results, driven by strong client demand for debt securities and derivatives. The results were also favorably affected by strong portfolio management and proprietary risk-taking revenues. Equity trading also rebounded significantly from the fourth quarter of 2002, primarily due to the strong performance in equity derivatives. Trading revenue, on a reported basis, excludes the impact of Net Interest Income related to the Investment Bank’s trading activities; this income is recorded within Net Interest Income. However, the Firm includes these revenues for segment reporting in assessing the profitability of the Investment Bank’s trading business. For additional information on trading revenue, see the Investment Bank segment discussion on pages 32-33.

	First Quarter

		Over/(Under)
	2003	4Q 2002	1Q 2002
(in millions)
Equities	$239	NM	(6)%
Fixed Income and Other	993	75%	(5)

Total	$1,232	111	(5)

NM – Not meaningful

Part I
Item 2 (continued)

Fees and Commissions
 Fees and commissions of $2.6 billion for the first quarter of 2003 increased 14% from the fourth quarter of 2002 but remained relatively stable in comparison with the first quarter of 2002. The table below provides the significant components of fees and commissions:

	First Quarter

		Over/(Under)
	2003	4Q 2002	1Q 2002
(in millions)
Investment Management, Custody and Processing Services	$885	3%	(11)%
Credit Card Revenue	692	(14)	18
Brokerage and Investment Services	277	1	(9)
Mortgage Servicing Fees, Net of Amortization, Write-downs and Derivatives Hedging	90	NM	88
Other Lending-Related Service Fees	124	(23)	(5)
Deposit Service Fees	285	3	(2)
Other Fees	245	6	5

Total	$2,598	14	1

NM – Not meaningful

Investment Management, Custody and Processing Services
 Fees from investment management, custody and processing services were up 3% from the fourth quarter of 2002 but down 11% from the first quarter of 2002. The investment management fee component of this category increased slightly from the prior quarter but decreased 11% from the first quarter of 2002. The decrease from the prior year’s first quarter was attributable to the lower value of equity-related assets under management and institutional outflows.

Custody and processing services fees were slightly higher than the fourth quarter of 2002 as a result of an increase in securities lending and broker-dealer activities. In comparison with the first quarter of 2002, this year’s first quarter was down 11%, driven by the depressed values of securities in safekeeping, continuing slowdown in cross-border investment flows and lower securities lending volume. For additional information on investment management, see Investment Management & Private Banking, and for custody and processing services, see Treasury & Securities Services segment discussions on pages 35-36 and 34, respectively.

Credit Card Revenue
 Credit card revenue decreased 14% from the record level of $807 million in the fourth quarter of 2002, primarily due to seasonal factors. The increase of 18% over the 2002 first quarter was attributable to higher revenues associated with the $10.1 billion growth in the average securitized portfolio, which was partly the result of the acquisition of the Providian Master Trust portfolio in February 2002.

Brokerage and Investment Services
 In the 2003 first quarter, brokerage and investment services were comparable with fourth quarter 2002 levels but declined 9% from the 2002 first quarter. The decline from the year-ago period was attributable to lower equity brokerage fees in the Investment Bank as a result of narrower spreads.

Mortgage Servicing Fees
 Mortgage servicing fees of $90 million increased considerably from both the fourth and first quarters of 2002, as the favorable interest rate environment produced record volumes of mortgage originations, which resulted in an increased balance of loans serviced. The Firm believes that production volume is likely to moderate in subsequent quarters in 2003. During the first quarter of 2003, gains on the derivatives used to hedge the value of the MSRs significantly offset any impairment of the assets. This was primarily attributable to the steepening of the yield curve. For a further discussion of these fees, see Chase Home Finance discussion on page 39.

Other Lending-Related Service Fees
 In the first quarter of 2003, other lending-related service fees declined 23% and 5% from the fourth and first quarters of 2002, respectively. The decrease from the fourth quarter was primarily attributable to lower standby letter-of-credit fees. The decline from the first quarter of last year was due to lower loan commitment and other lending-related service fees reflecting the slowdown in the economy.

Part I
Item 2 (continued)

Deposit Service Fees
 Deposit service fees in the first quarter of 2003 increased 3% from the fourth quarter of 2002 but decreased slightly from the first quarter of 2002. The increase from the prior quarter resulted from the lower interest rate environment, which reduced the value of customers’ compensating deposit balances; consequently, customers paid incremental fees for deposit services. This was partly offset by lower balance-deficiency fees, as many customers at Chase Regional Banking increased their account balances by transferring cash from brokerage to bank deposit accounts, in response to the uncertain market environment.

Other Fees
 Other fees of $245 million rose 6% and 5%, respectively, from the fourth and first quarters of 2002. The increases reflected a payment received for the early termination of a marketing contract, as well as higher securities processing-related fees. The increase from the first quarter of 2002 was partly offset by lower insurance commissions on variable annuity sales. Chase Financial Services began underwriting a portion of the annuities that were sold in the second quarter of 2002, resulting in certain insurance-related revenue being reported as Net Interest Income.

Private Equity Gains (Losses)
 Private equity losses were $221 million in the first quarter of 2003, compared with losses of $68 million in the fourth quarter of 2002 and $238 million in the first quarter of 2002. For a discussion of private equity gains (losses), see the JPMP segment results on pages 36-37.

Securities Gains
 In the first quarter of 2003, securities gains were $485 million, $262 million lower than the fourth quarter of 2002, reflecting lower gains on the securities sold at Chase Home Finance. Compared with the first quarter of 2002, securities gains were up substantially, driven by the higher volume of securities sold in connection with the asset/liability management activities of the Firm. The 2003 first quarter results included $96 million of gains realized from the sales activities within Chase Home Finance’s investment securities portfolio. This compared with gains of $388 million and losses of $13 million in the 2002 fourth and first quarters, respectively. Available-for-sale securities are used by Chase Home Finance to hedge the economic value of MSRs.

Other Revenue

	First Quarter

		Over/(Under)
	2003	4Q 2002	1Q 2002
(in millions)
Residential Mortgage Origination/Sales Activities	$378	78%	278%
All Other Revenue	103	32	81

Other Revenue	$481	66	206

Residential mortgage origination and sales activities of $378 million in the first quarter of 2003 were significantly higher than the fourth and first quarters of 2002. The increases were attributable to the significant growth in loan applications and originations, which were a record high for Chase Home Finance. For additional information on mortgage-related revenue, see the Chase Financial Services segment discussion on pages 38-40, and Notes 8 and 9.

All other revenue of $103 million increased significantly from the 2002 fourth quarter and was almost twice the amount of the first quarter of 2002. The first quarter of 2003 reflected a gain of $27 million on the sale of a nonstrategic asset management business, partly offset by lower equity income from American Century Companies, Inc. (“American Century”), which incurred certain nonoperating charges during the quarter. The Firm has a 45% interest in American Century. The 2002 first quarter also included write-downs of certain Latin American investments totaling $57 million.

Net Interest Income
 Net Interest Income of $3.2 billion in the first quarter of 2003 increased 8% from the fourth quarter of 2002 and 10% from the same period a year ago. The primary driver for the increases was the reduction in interest rates, which contributed to growth in consumer loans and wider spreads, particularly in mortgages and automobile loans. Partially offsetting the effect of the increases in consumer loan volumes were lower commercial loans, reflecting the Firm’s strategic initiative to reduce its credit risk profile, and the narrowing of spreads at Chase Regional Banking despite higher average deposit balances.

Net Interest Income included $683 million of trading-related Net Interest Income in the first quarter of this year. This level was comparable to the fourth quarter of 2002, but 62% higher than the first quarter of 2002. The increase from last year’s first quarter was primarily attributable to higher interest rate spreads on trading-related assets.

Part I
Item 2 (continued)

On an aggregate basis, the Firm’s total average interest-earning assets for the first quarter of 2003 were $598.2 billion, compared with $583.3 billion in the fourth quarter of last year. The net interest yield on these assets, on a fully taxable-equivalent basis, was 2.19% in the 2003 first quarter, 15 basis points higher than the last quarter of 2002.

NONINTEREST EXPENSE
 Total Noninterest Expense for the quarter was $5.5 billion, down 23% from the fourth quarter of 2002, but up 3% from the first quarter of 2002. The fourth quarter of 2002 included charges related to the Enron surety litigation settlement, the establishment of a litigation reserve, merger and restructuring costs and higher severance and related costs. Compared with the first quarter of 2002, compensation costs were higher due to higher incentive accruals and increased stock-based compensation and pension costs. Occupancy-related costs also were higher compared to the first quarter of 2002.

Total severance and other related costs for the Firm were $171 million in the first quarter of 2003, $500 million in the fourth quarter of 2002 and $106 million in the first quarter of last year. Severance and other related costs included the costs of exiting vacant premises worldwide. These exit costs, which are recorded in Occupancy Expense, amounted to $78 million in the first quarter of this year; there were no such costs in the fourth and first quarters of 2002.

The following table presents the components of Noninterest Expense:

Noninterest Expenses	First Quarter

		Over/(Under)
	2003	4Q 2002	1Q 2002
(in millions)
Compensation Expense	$3,174	5%	12%
Occupancy Expense	496	17	47
Technology and Communications Expense	637	—	(4)
Amortization of Intangibles	74	(10)	7
Other Expense	1,160	(10)	(4)
Surety Settlement and Litigation Reserve(a)	—	NM	NM
Merger and Restructuring Costs	—	NM	NM

Total Noninterest Expense	$5,541	(23)	3

(a)	Represents a $1.3 billion charge in the fourth quarter of 2002 related to the settlement of the Enron surety litigation and the establishment of a reserve for certain material litigation, proceedings and investigations.
NM – Not meaningful

Compensation Expense
 Compensation expense in the first quarter of 2003 was $3.2 billion, up 5% from the fourth quarter of 2002 and 12% from the first quarter of 2002. The increase from the immediately preceding quarter was primarily due to higher incentives, reflecting the growth in earnings, primarily in the Investment Bank. Also, included in compensation expense for the 2003 first quarter was $65 million related to the adoption of SFAS 123, as well as higher pension and other postretirement benefit costs. The higher pension and other postretirement benefit costs were primarily due to changes in actuarial assumptions related to the expected returns on plan assets and the amortization of unrecognized losses on plan assets. These items were partially offset by lower severance-related costs of $76 million recognized in the first quarter of 2003, compared with $441 million in the fourth quarter and $106 million in the first quarter of 2002. The increase in Compensation expense from the first quarter of 2002 was similarly attributable to higher incentives, higher stock-based compensation (reflecting the reversal in 2002 of $32 million of previously accrued expenses related to certain forfeitable key employee stock awards granted in 1999) and pension and other postretirement benefit costs, partially offset by lower severance costs.

Occupancy Expense
 Occupancy expense of $496 million in the 2003 first quarter increased $71 million from the fourth quarter of 2002 and $158 million from the first quarter of 2002. The increases from both periods were primarily due to a charge in 2003 of $78 million to cover the costs of exiting excess vacant premises worldwide, in response to lower staff levels. Also contributing to the increase from the first quarter of 2002 were the effects of additional leased space in midtown Manhattan, higher real estate taxes in New York and the costs of enhanced safety measures. JPMorgan Chase will continue to evaluate its current and projected space requirements. There is no assurance that the Firm will be able to dispose of its excess premises, nor is there any assurance that it will not incur additional charges in connection with such dispositions, if any.

Part I
Item 2 (continued)

Technology and Communications Expense
 In the first quarter of 2003, technology and communications expense remained relatively flat in comparison with the fourth quarter of 2002 but was $28 million lower than the first quarter of 2002, primarily the result of expense-management initiatives. These initiatives reduced software and telecommunications expenses, as well as the costs of supporting the technology infrastructure of the Firm.

Amortization of Intangibles
 Amortization of intangibles in the 2003 first quarter decreased $8 million from the fourth quarter of 2002 but increased $5 million from the first quarter of 2002. The decrease from the fourth quarter reflected the recognition of amortization expense, in a pattern consistent with the economic benefit derived from acquired portfolios. The increase from the first quarter of 2002 was attributable to the full-quarter impact of Providian, which was acquired in February 2002. For a further discussion of the amortization of intangibles and the expected level of expense for the remainder of the year, see Note 12.

Other Expense
 In the first quarter of 2003, other expense was lower than in both the 2002 fourth and first quarters. The following table presents the components of other expense:

	First Quarter

		Over/(Under)
	2003	4Q 2002	1Q 2002
(in millions)
Professional Services	$325	(14)%	6%
Outside Services	272	9	9
Marketing	164	(25)	12
Travel and Entertainment	89	(7)	(12)
All Other	310	(12)	(23)

Total Other Expense	$1,160	(10)	(4)

•	Professional services decreased $53 million from the fourth quarter of 2002, reflecting lower fees paid for legal services, as well as lower sub-advisor service fees for a fund in Europe. The increase relative to the first quarter of 2002 was primarily due to the aforementioned sub-advisor services.

•	Outside services in the 2003 first quarter increased $23 million from the fourth quarter of 2002, reflecting slightly higher expenses at several businesses, including outsourcing certain technology-related activities. The $23 million increase from the first quarter of 2002 resulted from the record mortgage business volume at Chase Home Finance, as well as an increase in technology support costs.

•	Marketing expense was down $56 million from the fourth quarter of 2002 but $18 million above the first quarter of 2002. The decline from the fourth quarter reflected additional marketing initiatives at the end of last year related to the acquisition of credit card accounts. The increase from the first quarter of 2002 was primarily attributable to greater credit card direct-mail initiatives and customer management programs.

•	Travel and entertainment decreased from both the fourth and first quarters of 2002 due to lower business volume, specifically at the Investment Bank, and the general impact of expense-management initiatives.

•	All other expense was $41 million below the fourth quarter of 2002, reflecting impairment charges recognized late last year related to obsolete software at the Investment Bank and Treasury & Securities Services. Compared with the first quarter of 2002, the decline of $95 million was driven by the prior year’s Sumitomo settlement costs and the impact of expense management initiatives.

Management currently anticipates that Noninterest Expense for full-year 2003 will be slightly higher than those for full-year 2002 (excluding from 2002 expenses the impact of the litigation and merger charges). However, incentive expense will depend on revenues and earnings over the remainder of 2003.

Merger and Restructuring Costs
 Commencing January 1, 2003, all expenses related to the restructuring of businesses were recorded in their related expense categories. In contrast, last year’s merger and restructuring charges of $393 million in the fourth quarter and $255 million in the first quarter were viewed by management as nonoperating expenses or “special items.” Refer to the discussion of compensation and occupancy expenses above for a description of restructuring costs incurred in the first quarter of 2003 and page 21 and Note 6 on page 78 of JPMorgan Chase’s 2002 Annual Report.

Part I
Item 2 (continued)

Provision for Credit Losses
 The 2003 first quarter Provision for Credit Losses of $743 million decreased by $178 million from the 2002 fourth quarter and by $10 million from the 2002 first quarter. The decline from the prior quarter primarily reflected lower commercial charge-offs. See pages 44-54 for a discussion of charge-offs associated with the commercial and consumer loan portfolios and pages 53-54 for a discussion of the Allowance for Credit Losses.

Income Tax Expense
 In the first quarter of 2003, JPMorgan Chase recognized income tax expense of $722 million, compared with a benefit of $200 million in the fourth quarter of 2002 and an expense of $505 million in the first quarter of 2002. The effective tax rates were 34% for all periods.

RECONCILIATION FROM REPORTED RESULTS TO OPERATING BASIS

The Firm prepares its Consolidated Financial Statements using U.S. GAAP. The Consolidated Financial Statements prepared in accordance with U.S. GAAP appear on pages 3–6. That presentation, which is referred to as “reported basis,” provides the reader with an understanding of the Firm’s results that can be consistently tracked from year to year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.

In addition to analyzing the Firm’s results on a reported basis, management looks at results on an “operating basis” to assess each of its businesses and to measure overall Firm results against targeted goals. The definition of operating basis starts with the reported U.S. GAAP results and then excludes the impact of credit card securitizations. JPMorgan Chase periodically securitizes a portion of its credit card portfolio by selling a pool of credit card receivables to a trust, which issues securities to investors. When credit card receivables are securitized, the Firm ceases to accrue the related interest and credit costs; instead, the Firm receives fee revenue for continuing to service those receivables and additional revenue from any interest and fees on the receivables in excess of the interest paid to investors, net of credit losses and servicing fees. As a result, securitization does not change JPMorgan Chase’s reported or operating net income; however, it does affect the classification of items in the Consolidated Statement of Income.

The Firm also reports credit costs on a “managed” or “operating” basis. Credit costs on an operating basis are composed of the Provision for Credit Losses in the Consolidated Statement of Income (which includes a provision for credit card receivables on the Consolidated Balance Sheet) as well as the credit costs associated with securitized credit card loans. As the holder of the residual interest in the securitization trust, the Firm bears its share of the credit costs for securitized loans. In the Firm’s U.S. GAAP Consolidated Financial Statements, credit costs associated with securitized credit card loans reduce the noninterest income remitted to the Firm from the trust. This income is reported in credit card revenue in Fees and Commissions over the life of the securitization.

Prior to 2003, the Firm also excluded from its operating results the impact of merger and restructuring costs and special items, as these transactions were viewed by management as not part of the Firm’s normal daily business operations or unusual in nature and, therefore, not indicative of trends. (To be considered a special item, the nonrecurring gain or loss had to be at least $75 million.) Commencing in 2003, management has determined that many of the costs previously considered nonoperating will be deemed operating costs; therefore, all such costs will be included in the Firm’s reported results. However, it is possible that in the future, management may designate certain material gains or losses incurred by the Firm to be “special items.”

In allocating the allowance (and provision) for credit losses, each business is responsible for its credit costs, including actual net charge-offs and changes in the specific and expected components of the allowance. The residual component of the allowance, available for losses in any business segment, is maintained at the corporate level. Management views the residual component as necessary to address uncertainties in the portfolio at March 31, 2003, primarily in the commercial portfolio.

Part I
Item 2 (continued)

The following summary table provides a reconciliation between the Firm’s reported and operating results:

(in millions)	First Quarter 2003					First Quarter 2002

	Reported	Credit	Special		Operating	Reported	Credit	Special		Operating
	Results(a)	Card(b)	Items(c)	Reclasses	Basis	Results(a)	Card(b)	Items(c)	Reclasses	Basis

Consolidated Income Statement
Revenue:
Investment Banking Fees	$616	$—	$—	$—	$616	$755	$—	$—	$—	$755
Trading Revenues(d)	1,232	—	—	683	1,915	1,299	—	—	421	1,720
Fees and Commissions	2,598	(169)	—	—	2,429	2,584	(91)	—	—	2,493
Private Equity Gains (Losses)	(221)	—	—	—	(221)	(238)	—	—	—	(238)
Securities Gains	485	—	—	—	485	114	—	—	—	114
Other Revenue	481	(4)	—	—	477	157	(20)	—	—	137
Net Interest Income(d)	3,215	630	—	(683)	3,162	2,927	432	—	(421)	2,938

Total Revenue	8,406	457	—	—	8,863	7,598	321	—	—	7,919

Noninterest Expense:
Compensation expense	3,174	—	—	—	3,174	2,823	—	—	—	2,823
Noncompensation expense(e)	2,367	—	—	—	2,367	2,280	—	—	—	2,280
Merger and Restructuring Costs	—	—	—	—	—	255	—	(255)	—	—

Total Noninterest Expense	5,541	—	—	—	5,541	5,358	—	(255)	—	5,103
Operating margin	2,865	457	—	—	3,322	2,240	321	255	—	2,816
Credit costs	743	457	—	—	1,200	753	321	—	—	1,074

Income before income tax expense	2,122	—	—	—	2,122	1,487	—	255	—	1,742
Income tax expense	722	—	—	—	722	505	—	87	—	592

Net income	$1,400	$—	$—	$—	$1,400	$982	$—	$168	$—	$1,150

Earning per share – diluted	$0.69	$—	$—	$—	$0.69	$0.48	$—	$0.09	$—	$0.57

(a)	Represents condensed results as reported in JPMorgan Chase’s Consolidated Financial Statements.
(b)	Represents the impact of credit card securitizations. For securitized receivables, amounts that normally would be reported as Net Interest Income and as provisions for credit losses are reported as noninterest revenue.
(c)	For 2002, includes merger and restructuring costs and special items. For a description of special items, see Glossary of Terms on page 67.
(d)	On an operating basis, JPMorgan Chase reclassifies trading-related Net Interest Income from Net Interest Income to Trading Revenue.
(e)	Includes Occupancy Expense, Technology and Communications Expense, Amortization of Intangibles, and Other Expense.

The following table provides a reconciliation of earnings per share (“EPS”) based on the Firm’s reported net income to EPS calculated on an operating basis:

	First Quarter	Fourth Quarter	First Quarter
(per share data)	2003	2002	2002

Net income	$0.69	$(0.20)	$0.48
Special items (net of taxes):
Merger and restructuring costs	—	0.13	0.09
Surety settlement and litigation reserve	—	0.43	—

Operating earnings	$0.69	$0.36	$0.57

Part I
Item 2 (continued)

SEGMENT RESULTS

JPMorgan Chase’s segment results reflect the manner in which financial information is currently evaluated by the Firm’s management and is presented on an “operating” basis. Prior-period segment results have been adjusted to reflect alignment of management accounting policies or changes in organizational structure among businesses. Restatements of segment results may occur in the future. For a discussion of the Firm’s methodology of allocating capital to its business units, see page 24 of JPMorgan Chase’s 2002 Annual Report.

The table below provides summary financial information on an operating basis for the five major business segments.

Summary of Segment Results

Operating Revenue	First Quarter

		Over/(Under)
	2003	4Q 2002	1Q 2002
(in millions)
Investment Bank	$4,012	21%	11%
Treasury & Securities Services	966	—	—
Investment Management & Private Banking	652	(2)	(16)
JPMorgan Partners	(290)	NM	10
Chase Financial Services	3,737	11	21

Total Operating Revenue(a)(b)	8,863	12	12

Less: Impact of Credit Card Securitizations	457	6	42

Total Reported Revenue(b)	$8,406	12	11

Operating Earnings	First Quarter

		Over/(Under)
	2003	4Q 2002	1Q 2002
(in millions)
Investment Bank	$932	158%	22%
Treasury & Securities Services	147	8	3
Investment Management & Private Banking	64	49	(50)
JPMorgan Partners	(224)	NM	11
Chase Financial Services	704	42	39

Total Operating Earnings(a)(b)	1,400	92	22

Less: Impact of Special Items(c)	—	NM	NM

Net Income(b)	$1,400	NM	43

(a)	Includes Support Units and the effects remaining at the corporate level after the implementation of management accounting policies.
(b)	Represents consolidated JPMorgan Chase.
(c)	Includes merger and restructuring costs and special items in 2002.
NM – Not meaningful

Part I
Item 2 (continued)

INVESTMENT BANK
 For a discussion of the business profile of the Investment Bank (“IB”), see pages 26–28 of JPMorgan Chase’s 2002 Annual Report. The following table sets forth selected IB financial data:

	First Quarter

		Over/(Under)
	2003	4Q 2002		1Q 2002
(in millions, except ratios and employees)
Operating Revenue	$4,012	21%		11%
Operating Expense:
Compensation expense	1,329	24		17
Noncompensation expense	823	(5)		(8)
Severance and related costs	104	(69)		121

Total operating expense	2,256	(1)		8
Operating Margin	1,756	70		15
Credit Costs	246	(50)		(13)
Operating Earnings	$932	158		22

Average Economic Capital	$19,099	2		1
Average Assets	523,675	2		12
Shareholder Value Added	363	NM		82
Return on Economic Capital	20%	1,200	bp	400	bp
Overhead Ratio	56	(1,300)		(200)
Overhead Ratio (excluding severance and related costs)	54	(500)		(200)
Compensation as % of revenue (excluding severance and related costs)	33	100		100
Full-time equivalent employees	14,633	(3)%		(17)%

bp – Denotes basis points; 100 bp equals 1%.
NM – Not meaningful

BUSINESS REVENUE:

	First Quarter

		Over/(Under)
	2003	4Q 2002	1Q 2002
(in millions)
Investment Banking Fees
Advisory	$160	(26)%	(18)%
Underwriting and Other Fees	461	6	(15)

Total	$621	(4)	(16)

Capital Markets & Lending
Fixed Income	$1,981	27%	13%
Treasury	608	5	58
Credit Portfolio	366	13	23
Equities	436	126	(2)

Total	$3,391	27	18

Total Operating Revenue	$4,012	21	11

Capital Markets & Lending Total Return Revenue(a)
Fixed Income	$1,945	31%	14%
Treasury	536	15	14
Credit Portfolio	366	13	23
Equities	436	126	(2)

Total	$3,283	33	13

(a)	Total return revenue includes operating revenues plus the unrealized gains or losses on third-party or internally transfer-priced assets and liabilities in activities, primarily fixed income and treasury, which are not accounted for on a mark-to-market basis through earnings.

IB reported operating earnings of $932 million in the first quarter, compared with $361 million in the fourth quarter of 2002 and $764 million in the first quarter of 2002. Operating earnings for the quarter were driven by strong capital markets revenues, expense discipline and lower credit costs. Return on Economic Capital of 20% rose from 8% in the fourth quarter of 2002 and from 16% in the first quarter of 2002, respectively.

Operating revenues of $4.0 billion in the first quarter were 21% higher than in the fourth quarter of 2002 and up 11% from the first quarter of 2002.

Part I
Item 2 (continued)

Investment Banking fees of $621 million decreased 4% from the fourth quarter of 2002 and were down 16% from the first quarter of 2002. The decrease reflected industry-wide weakness in M&A activity, equity underwriting and loan syndication markets. Advisory revenues were down 26% and 18% from the fourth quarter of 2002 and the first quarter of 2002, respectively. Underwriting and other fees were up 6% from the fourth quarter of 2002 but down 15% from the first quarter of 2002, the result of weakness in equity underwriting and loan syndication activity. For the first quarter of 2003 the Firm ranked #1 for the first time ever in U.S. Equities and Equity-Related transactions. It also ranked #3 in Global Equity and Equity-Related and #3 in Global Announced M&A and maintained leadership positions in U.S. investment-grade bonds and Global Loan Syndications. 1

The IB evaluates its capital markets activities, including sales and trading, treasury and corporate lending activities, by considering all revenues related to these activities. These revenues include trading, fees and commissions, securities gains and related Net Interest Income and other revenues. In addition, these activities are managed on a total-return revenue basis. This includes operating revenues plus the unrealized gains or losses on third-party or internally transfer-priced assets and liabilities, primarily in fixed income and treasury activities, which are not accounted for on a mark-to-market basis through earnings.

Capital Markets total-return revenue was $3.3 billion, up 33% and 13% from the fourth quarter of 2002 and the first quarter of 2002, respectively. Fixed income total-return revenue of $1.9 billion increased 31% from the fourth quarter of 2002 and 14% from the first quarter of 2002, primarily driven by strength in credit markets trading and improvement in interest rate trading. Global Treasury, which manages the Firm’s interest rate exposure and investment securities activity, achieved record results, driven by higher spreads on fixed income positions and tighter mortgage-backed securities spreads. Global Treasury’s total-return revenue of $536 million was up 15% from the fourth quarter of 2002 and 14% from the first quarter of 2002. Global Treasury’s activities complement, and offer a strategic balance and diversification benefit to, the Firm’s trading activities. Equities total-return revenue was $436 million in the first quarter of 2003, an increase of 126% over the fourth quarter of 2002, but a slight decrease of 2% from the first quarter of 2002. The growth in equities compared with the prior quarter reflected improved results in derivatives. On an operating revenue basis, Capital Markets revenues of $3.4 billion in the first quarter were 27% above the fourth quarter of 2002 and 18% above the first quarter of 2002.

Credit costs were $246 million for the quarter, down 50% from the fourth quarter of 2002 and 13% from the first quarter of 2002. The decrease from the prior quarter reflected lower net charge-offs, primarily in the telecommunications sector, which experienced a high level of charge-offs in the fourth quarter of 2002. The decrease from the first quarter of 2002 was due to higher recoveries in the first quarter of 2003. For additional information, see Credit Risk Management on pages 44-54.

Operating expenses of $2.3 billion for the first quarter decreased 1% from the fourth quarter of 2002 and increased 8% from the first quarter of 2002. The decline from the prior quarter reflected higher incentive compensation costs, due to higher earnings; these were more than offset by lower nonincentive compensation expense and noncompensation expenses, driven by lower staffing levels, professional fees, technology and communications expenses and travel and entertainment expenses. The declines reflect the impact of expense management initiatives announced in the fourth quarter of 2002. The initiatives, which are approximately 80% complete, have resulted in a reduction of staffing levels of more than 1,700 since the third quarter of 2002. Included in first quarter 2002 expenses were costs associated with the Sumitomo litigation settlement. Operating expenses in the first quarter of 2003 included severance and related costs of $104 million, compared with $47 million in the first quarter of last year and $338 million in the fourth quarter. Including these severance and related costs, the overhead ratio for the first quarter was 56%, compared with 69% in the fourth quarter of 2002 and 58% in the first quarter of 2002. Excluding these costs, the overhead ratio for the quarter was 54%, compared with 59% in the fourth quarter of 2002 and 56% in the first quarter of 2002.

Given the continued weakness in client activity and uncertain economic conditions, management remains cautious on the outlook for 2003.

	First Quarter

	2003		2002
Market Share/Rankings:(a)
Global Syndicated Loans	16%	#1	22%	#1
U.S. Investment-Grade Bonds	15	#2	16	#2
Euro-Denominated Corporate International Bonds	4	#10	6	#4
Global Equity and Equity-Related	10	#3	5	#6
U.S. Equity and Equity-Related	15	#1	5	#7
Global Announced M&A	19	#3	12	#8

(a)	Derived from Thomson Financial Securities Data, which reflect subsequent updates to prior-period information. Global announced M&A is based on rank value; all others are based on proceeds, with full credit to each book manager/equal if joint.

1 Derived from Thomson Financial Securities Data

Part I
Item 2 (continued)

TREASURY & SECURITIES SERVICES
 For a discussion of the profiles for each business within Treasury & Securities Services (“T&SS”), see pages 29–30 of JPMorgan Chase’s 2002 Annual Report. The following table sets forth selected financial data of T&SS:

	First Quarter

		Over/(Under)
	2003	4Q 2002		1Q 2002
(in millions, except ratios and employees)
Operating Revenue	$966	—%		—%
Operating Expense	741	(1)		(1)

Operating Margin	225	6		2
Credit Costs	1	(50)		—
Operating Earnings	$147	8		3

Average Economic Capital	$3,046	5		3
Average Assets	19,590	2		15
Shareholder Value Added	56	19		2
Return on Economic Capital	19%	100	bp	(100	)bp
Overhead Ratio	77	(100)		—
Full-time equivalent employees	14,357	(1)%		(6)%

Operating Revenue by Business
Treasury Services	$496	4%		8%
Investor Services	346	2		(10)
Institutional Trust Services	207	(9)		1
Other	(83)	1		(1)

Total	$966	—		—

bp – Denotes basis points; 100 bp equals 1%.

T&SS had operating earnings of $147 million, an increase of 8% from the fourth quarter of 2002 and 3% from the first quarter of 2002. Return on Economic Capital for the quarter was 19% compared with 18% for the fourth quarter of 2002 and 20% for the first quarter of 2002.

Operating revenue was $966 million in the first quarter of 2003, virtually unchanged from both the first and fourth quarters of 2002. Treasury Services revenues increased from the first and fourth quarters of 2002 by 8% and 4%, respectively, due to growth in product revenue, notably in commercial and prepaid debit cards, higher balance deficiency fees and increased deposits. Partially offsetting these items was the decline in the value of deposits, the result of lower interest rates. Investor Services revenues decreased 10% from the first quarter of 2002, as the business continued to be adversely affected by difficult market conditions resulting in reduced balances, custody fees, foreign exchange revenue and securities lending activities. Revenues increased 2% from the fourth quarter of 2002, primarily due to higher securities lending and broker-dealer fees, as well as foreign exchange revenue resulting from increased volume. Institutional Trust Services revenues were up 1% from the first quarter of 2002, reflecting general business growth, partially offset by declines in American depositary receipt (“ADR”) and conventional debt activities; revenues decreased 9% from the fourth quarter of 2002, due to lower deposit balances and spreads coupled with lower ADR volume.

Operating expense was down 1% from the first and fourth quarters of 2002, reflecting continued focus on cost-containment measures that include Six Sigma and productivity and quality initiatives and selected reductions in staff, particularly in Investor Services. The overhead ratio of 77% for the first quarter improved slightly from the fourth quarter of 2002 and was in line with the year-ago quarter.

Part I
Item 2 (continued)

INVESTMENT MANAGEMENT & PRIVATE BANKING
For a discussion of the business profile of Investment Management & Private Banking (“IMPB”), see pages 31-32 of JPMorgan Chase’s 2002 Annual Report. The following table reflects selected financial data of IMPB:

	First Quarter

		Over/(Under)
	2003	4Q 2002		1Q 2002
(in millions, except ratios and employees)
Operating Revenue	$652	(2)%		(16)%
Operating Expense	574	(8)		(2)
Credit Costs	6	(54)		(74)

Pre-Tax Margin	72	188		(57)
Operating Earnings	$64	49		(50)

Average Economic Capital	$6,044	(2)		(1)
Average Assets	33,577	—		(12)
Shareholder Value Added	(116)	19		NM
Tangible Shareholder Value Added	9	NM		(88)
Return on Economic Capital	4%	100	bp	(400	)bp
Tangible Return on Economic Capital	14	500		(1,300)
Overhead Ratio	88	(600)		1,300
Pre-Tax Margin Ratio	11	700		(1,100)
Full-time equivalent employees	7,511	(4)%		(6)%

bp — Denotes basis points; 100 bp equals 1%.
NM — Not meaningful

Investment Management & Private Banking had operating revenue of $652 million in the first quarter of 2003, which was 2% lower than the fourth quarter of 2002 and 16% lower than the first quarter of 2002. Lower global equity valuations (the S&P index was down 4% from fourth quarter 2002 and down 26% from first quarter 2002) and lower investor activity negatively affected revenues. Revenues for the first quarter included a gain on the sale of the Brazilian investment management business, offset by charges incurred at American Century. Operating expense of $574 million for the quarter was 8% below the fourth quarter and down 2% from the first quarter of 2002, the result of merger and other expense savings initiatives implemented during 2002. Credit costs of $6 million were down from $13 million in the fourth quarter of 2002 and $23 million in the first quarter of 2002.

Operating earnings of $64 million were up 49% from the fourth quarter but down 50% from the first quarter of 2002. Pre-tax margin in the first quarter was 11%, compared with 4% in the last quarter and 22% in the first quarter of 2002. Return on Economic Capital was 4%, compared with 3% in the fourth quarter 2002 and 8% in the first quarter 2002. Tangible Return on Economic Capital was 14%, compared with 9% in the fourth quarter of 2002 and 27% in the first quarter of 2002.

The table below reflects the assets under supervision in IMPB as of March 31, 2003:

		Over/(Under)
	March 31, 2003	December 31, 2002	March 31, 2002
(in billions)
Assets under Supervision(a)
Client Segment:
Private Banking	$125	(4)%	(14)%
Institutional	298	(2)	(14)
Retail	72	(10)	(25)

Assets under management(b)	495	(4)	(16)
Custody/restricted stock/brokerage/ administration/deposits	127	(2)	(14)

Assets under supervision	$622	(3)	(15)

Product Class:
Fixed Income	$144	(3)	(8)
Liquidity	144	—	(3)
Equities and Other	207	(7)	(26)

Assets under management(b)	495	(4)	(16)
Custody/restricted stock/brokerage/ administration/deposits	127	(2)	(14)

Assets under supervision	$622	(3)	(15)

(a)	Assets under supervision represent assets under management as well as custody, restricted stock, brokerage, administration and deposit accounts.
(b)	Assets under management represent assets actively managed by IMPB on behalf of institutional, retail and private banking clients.

Part I
Item 2 (continued)

Total assets under supervision at March 31, 2003, of $622 billion were 3% lower than at December 31, 2002, and down 15% from March 31, 2002. Assets under management decreased from both fourth quarter and first quarter 2002 levels, reflecting market depreciation and institutional outflows. Not reflected in assets under management is the Firm’s interest in American Century, whose assets under management were $71 billion at quarter-end, $72 billion as of the fourth quarter of 2002 and $89 billion as of the first quarter of 2002.

JPMORGAN PARTNERS
For a discussion of the business profile of JPMorgan Partners, see pages 33-34 of JPMorgan Chase’s 2002 Annual Report. The following table sets forth selected financial data of JPMorgan Partners:

	First Quarter

		Over/(Under)
	2003	4Q 2002	1Q 2002
(in millions, except employees)
Operating Revenue	$(290)	NM	10%
Operating Expense	63	(7)%	(19)

Operating Margin	(353)	NM	12
Operating Earnings (Loss)	$(224)	NM	11

Average Economic Capital	$5,055	(3)	(10)
Average Assets	9,428	(2)	(6)
Shareholder Value Added	(413)	(38)	10
Full-time equivalent employees	342	(4)%	1%

NM — Not meaningful

JPMorgan Partners had an operating loss of $224 million for the 2003 first quarter, compared with operating losses of $101 million in the fourth quarter and $252 million in the first quarter of 2002.

Total net private equity losses in the first quarter were $230 million, as compared with losses of $53 million in the fourth quarter of 2002 and $255 million in the first quarter of 2002. Private equity market conditions remain muted amid limited exit opportunities. In the current quarter, JPMP’s direct private equity investments recorded net losses of $136 million, compared with a net gain of $27 million in the fourth quarter of 2002 and a net loss of $236 million in the first quarter of 2002. JPMP’s direct private equity results included $46 million in net realized cash gains, which were more than offset by write-downs and write-offs of $176 million taken on direct private investment positions, and mark-to-market losses of $6 million recorded on direct public investments. Limited partner interests in third-party funds resulted in net losses of $94 million, compared with net losses of $80 million and $19 million in the fourth quarter and first quarter of 2002, respectively. The current market environment is likely to continue to contribute to write-downs and write-offs in the portfolio and limit exit opportunities. Management’s target is to reduce the JPMP private equity portfolio from approximately 20% of the Firm’s common stockholders’ equity at December 31, 2002, to approximately 10% over time. Reductions in noncore assets, such as investments in third-party funds, will be the primary driver in 2003 to accomplish this targeted reduction. As a result of market conditions and disposition of noncore assets, management believes that private equity losses for 2003 could be similar to last year’s levels.

	1Q 2003	4Q 2002	1Q 2002
(in millions)
Direct investments:
Realized cash gains (net)	$46	$144	$126
Write-downs / write-offs	(176)	(225)	(185)
Mark-to-market(a)	(6)	108	(177)

Total direct investments	(136)	27	(236)
Third party funds (net)	(94)	(80)	(19)

Total Private Equity Gains (Losses)(b)	$(230)	$(53)	$(255)

(a)	Includes mark-to-market and reversals of mark-to-market due to public securities sales.
(b)	Includes the impact of portfolio hedging activities.

Part I
Item 2 (continued)

JPMorgan Partners Investment Portfolio
The following table presents the carrying value and cost of the JPMP investment portfolio for the dates indicated:

	March 31, 2003		December 31, 2002		March 31, 2002

	Carrying		Carrying		Carrying
	Value	Cost	Value	Cost	Value	Cost
(in millions)
Public Securities (89 companies)(a)(b)	$478	$624	$520	$663	$705	$809
Private Direct Securities (945 companies)(b)	5,912	7,439	5,865	7,316	6,054	7,317
Private Fund Investments (312 funds)(b)(c)	1,780	2,360	1,843	2,333	1,794	2,119

Total Investment Portfolio	$8,170	$10,423	$8,228	$10,312	$8,553	$10,245

% of Portfolio to the Firm’s Common Equity	19%		20%		21%

(a)	The quoted public value was $685 million at March 31, 2003, $761 million at December 31, 2002 and $981 million at March 31, 2002.
(b)	Represents the number of companies and funds at March 31, 2003.
(c)	Unfunded commitments to private equity funds were $1.8 billion at March 31, 2003, $2.0 billion at December 31, 2002 and $2.3 billion at March 31, 2002.

The carrying value of technology, media and telecommunications (“TMT”) investments at March 31, 2003, was $1.4 billion, or 18% of the total portfolio, compared with $2.1 billion, or 24% of the portfolio, at March 31, 2002. This reduction was primarily the result of write-downs and write-offs in the portfolio. The carrying value of industrial growth investments increased to 28% of the total portfolio at March 31, 2003, compared with 23% at March 31, 2002, reflecting JPMP’s increased investment in industrial buyout activity during the period.

JPMP invested $172 million for the Firm’s account during the first quarter of 2003, with deal flow well diversified across all industry sectors.

The industry group percentages in the accompanying table are based on the carrying values of JPMP’s private equity portfolio as of March 31, 2003, December 31, 2002, and March 31, 2002. In terms of dollar amounts, some industry sectors have the same, or lower, carrying values at March 31, 2003, as compared with December 31, 2002 and March 31, 2002, but these sectors comprise a higher percentage of the total carrying value of the March 31, 2003, portfolio than they did at December 31, 2002 and March 31, 2002. This is the result of the lower total carrying value of the JPMP portfolio as of March 31, 2003.

Part I
Item 2 (continued)

CHASE FINANCIAL SERVICES
For a description of Chase Financial Services (“CFS”) and a discussion of the profiles for each business, see pages 35-38 of JPMorgan Chase’s 2002 Annual Report. The following table reflects selected financial data of CFS:

	First Quarter

		Over/(Under)
	2003	4Q 2002		1Q 2002
(in millions, except ratios and employees)
Operating Revenue	$3,737	11%		21%
Operating Expense	1,748	2		13

Operating Margin	1,989	19		29
Credit Costs	878	—		21
Operating Earnings	$704	42		39

Average Economic Capital	$10,331	—		2
Average Managed Assets(a)	202,358	7		15
Shareholder Value Added	396	121		93
Return on Economic Capital	28%	900	bp	800	bp
Overhead Ratio	47	(400)		(300)
Full-time equivalent employees	44,393	2%		5%

(a) Includes credit card receivables that have been securitized.
bp — Denotes basis points; 100 bp equals 1%.

Chase Financial Services’ first quarter operating earnings were $704 million, an increase of 42% from the 2002 fourth quarter and up 39% from the first quarter of 2002. Return on Economic Capital for the first quarter was 28%, compared with 19% last quarter and 20% for the first quarter of 2002.

Operating revenue was a record $3.7 billion, up 11% from the 2002 fourth quarter and 21% from the first quarter of 2002. The increases were driven by continued high production volumes across all consumer credit businesses, partially offset by the negative impact of low interest rates on deposits. The national consumer credit businesses contributed 75% of the first quarter 2003 operating revenue. Chase Home Finance reported record revenues in the first quarter, which were up 116% over the prior year’s first quarter, driven by strong mortgage originations and, to a lesser extent, gains on the hedging of mortgage servicing rights. Auto Finance also reported record revenues in the first quarter, up 17% from the first quarter of 2002, driven by higher originations and improved margins. Cardmember Services revenues were up 9% from the prior-year first quarter primarily reflecting growth in average outstandings; revenues decreased 7% from the fourth quarter of 2002 due to seasonal factors. Regional Banking and Middle Market were negatively affected by lower interest rates, which resulted in lower spreads. While continuation of the low interest rate environment should enable the credit businesses within Chase Financial Services to perform well, it is likely that earnings for the remainder of 2003 will not continue at the first quarter 2003 level.

Operating expense of $1.7 billion for the quarter was up 2% compared with the fourth quarter of 2002 and increased 13% from the first quarter of 2002. The increase from the fourth quarter reflected higher business volumes, substantially offset by lower marketing costs and lower professional services. The increase from last year’s first quarter reflected the impact of higher business volumes, higher incentives due to better financial performance and increased marketing costs. Savings generated by Six Sigma productivity programs continued to partially offset the growth in expenses. CFS overhead ratio was 47% compared with 51% for the fourth quarter of 2002 and 50% for the first quarter of 2002 due to strong revenue growth and disciplined expense management.

Credit costs on a managed basis (including securitized credit cards) of $878 million were up slightly compared to the 2002 fourth quarter and were 21% higher than the first quarter of 2002. The increase from last year’s first quarter reflected 10% higher charge-offs, driven by a 15% increase in average managed loans. Credit costs for the first quarter of 2002 included a reduction in the allowance for loan losses primarily related to the run-off of an installment loan portfolio in Regional Banking. Delinquency rates in the consumer loan portfolios have decreased compared with the fourth quarter of 2002 and were essentially flat in comparison with the first quarter of 2002.

Part I
Item 2 (continued)

The following table sets forth certain key financial performance measures of the businesses within CFS. For further information on the quarterly business-related metrics of these businesses, see page 66.

	Operating Revenue			Operating Earnings

		Over/(Under)			Over/(Under)
	1Q 2003	4Q 2002	1Q 2002	1Q 2003	4Q 2002	1Q 2002
(in millions)
Home Finance	$1,143	77%	116%	$435	186%	235%
Cardmember Services	1,475	(7)	9	157	7	11
Auto Finance	201	6	17	40	8	29
Regional Banking	630	(9)	(13)	35	(55)	(69)
Middle Market	369	1	(2)	96	52	8
Other consumer services(a)	(81)	14	(16)	(59)	NM	NM

Total	$3,737	11	21	$704	42	39

(a)	Includes the elimination of revenues and expenses related to the shared activities with Treasury Services, discontinued operations and support services.
NM — Not meaningful

Chase Home Finance
After a record performance in 2002, Chase Home Finance (“CHF”) continued to report strong results in the first quarter of 2003, with record operating revenue of $1.1 billion, an increase of 116% from the comparable quarter of last year and 77% from the 2002 fourth quarter. During the first quarter, CHF capitalized on record levels of residential first mortgage loan applications and originations, due primarily to historically low interest rates, continuing the trend seen throughout 2002. Revenue growth was driven by high production volumes and favorable margins and, to a lesser extent, the positive impact of risk management activities when compared with prior periods. Management anticipates an eventual decrease in revenues as interest rates, origination volumes and interest rate spreads revert to normal levels.

Strong revenues were the result of CHF’s continued expansion into strategic business sectors such as home equity, where origination volumes increased 42% and 8% compared with the first quarter of 2002 and fourth quarter of 2002, respectively. Total origination volume was $62 billion, an increase of 88% and 2% from the first and fourth quarters of 2002, respectively. Loan originations through higher margin channels (i.e., retail, wholesale, telephone-based and e-commerce) for the first quarter were $41 billion, 78% and 3% higher than the first and fourth quarters of 2002, respectively. CHF’s correspondent negotiated transaction volume totaled $21 billion, an increase of 110% compared with the first quarter of 2002 as a result of an improvement in market conditions and pricing.

For the first quarter of 2003, MSR valuation adjustments of $473 million were more than offset by $559 million of aggregate derivative gains, realized gains on sales of AFS securities, and net interest earned on AFS securities. The net positive result of $86 million for the first quarter of 2003 compared with a negative $134 million and a negative $85 million for the first and fourth quarters of 2002, respectively. The first quarter results reflected continued strong management of the interest rate sensitivity of MSRs by CHF and the Firm’s Global Treasury Group. During the first quarter of 2003, management revised its methodology, for internal reporting purposes, for allocating the MSR valuation adjustments and amortization between CHF’s interest rate management activities and CHF’s remaining revenue. The numbers above reflect this revised methodology. While there was no impact on CHF’s total revenue for the full-year 2002 of $2,929 million, as a result of the reallocation the net positive result from management of the interest rate sensitivity of MSRs was revised to $177 million from $582 million, and the remaining revenue for the business was revised to $2,752 million from $2,347 million.

Credit costs of $107 million for the first quarter of 2003 reflected an increase in reserves for loan losses as a result of higher loan balances and continued weakness in the manufactured housing market. The net charge-off rate for the first quarter of 2003 was 0.20%, down from 0.21% and 0.27% in the first and fourth quarters of 2002, respectively.

Operating earnings of $435 million rose 235% versus the first quarter of 2002 and 186% compared with the fourth quarter of 2002. CHF achieved record earnings during the first quarter, exceeding by 12% the previous record of $390 million in the third quarter of 2002, due to significant revenue growth and strong expense management.

The carrying value of MSRs at March 31, 2003, was unchanged from year-end 2002 at $3.2 billion. The Firm offsets the interest rate risk exposure in the MSRs by designating certain interest rate derivatives (i.e., a combination of swaps, swaptions and floors) as fair value hedges of specified MSRs under SFAS 133. AFS securities and certain “nonhedge” derivatives are also used to manage the risk exposure of the MSRs. For a further discussion on derivative instruments and hedging activities, see Note 20.

The mortgage servicing portfolio was $432 billion at March 31, 2003, an increase of 1% compared with both the first and fourth quarters of 2002.

Part I
Item 2 (continued)

Chase Cardmember Services
Chase Cardmember Services’ first quarter 2003 operating earnings were $157 million, an increase of 11% from the first quarter of 2002 and 7% from the fourth quarter of 2002. These results were achieved in a challenging operating environment, as evidenced by continued competitive pricing pressure, a soft U.S. economy and higher bankruptcy filings.

Operating revenue increased 9% from the first quarter of 2002 and was down 7% from the fourth quarter of 2002. The increase in operating revenue from last year reflects higher average managed loans outstanding, a decline in funding costs due to historically low interest rates and continued growth in fee income (fee-based products, interchange and late fees). End-of-period managed loans increased 3% from the first quarter of 2002 to more than $50 billion. Total volume (purchases, balance transfers and cash advances) increased 10% from the first quarter of 2002. The positive momentum in new accounts continued with over one million accounts added in the first quarter. Operating revenue declined from the fourth quarter of 2002 due to seasonal factors.

Operating expense increased 11% from the first quarter of 2002, reflecting higher marketing investment and higher volume-related expenses. Operating expense was down 12% from the fourth quarter due primarily to lower marketing expenses, which were at a record level in the fourth quarter.

The managed net charge-off rate for the first quarter was 5.87%, up five basis points and 12 basis points, respectively, from last year’s first quarter and the 2002 fourth quarter. The slight increase in the net charge-off rate from the first quarter of 2002 was due to higher contractual and bankruptcy losses, partly offset by receivable growth. The increase from last quarter reflects higher contractual losses. The 30+ delinquency rate was 4.59% in the first quarter of 2003, essentially flat with last year’s first quarter and down eight basis points from the fourth quarter of 2002.

Chase Auto Finance
Chase Auto Finance (“CAF”) results consist of the Auto Finance and Education Finance businesses. CAF reported record revenue of $201 million for the first quarter of 2003, up 17% from the 2002 first quarter and up 6% from the fourth quarter of 2002. The increase in revenue was driven by strong operating performance due to higher average loans outstanding, lower funding costs and improved origination volumes. CAF experienced continued high levels of auto loan and lease origination volume, which totaled $7.4 billion in the first quarter, a 28% increase from the first quarter of last year, and a 9% increase from the fourth quarter of 2002.

CAF’s operating earnings of $40 million increased 29% from first quarter 2002 and 8% from fourth quarter 2002. Credit costs increased primarily due to higher volumes. The credit quality of the portfolio has improved, as evidenced by charge-off and 90+ delinquency rates, which were lower than in the first and fourth quarters of 2002.

Chase Regional Banking
Chase Regional Banking’s first quarter 2003 operating revenue of $630 million declined 13% from the first quarter of 2002 and 9% from the fourth quarter of 2002. The decline in revenue is predominantly attributable to the lower interest rate environment and weak equity markets, which resulted in lower net interest earned on deposit balances and lower fees earned on customer investment transactions and net asset values. Growth in retail deposits from continuing operations of 8% from the first quarter of 2002 and 4% from the fourth quarter of 2002 partially offset the decline.

Operating earnings of $35 million declined 69% compared with the 2002 first quarter and declined 55% compared with the 2002 fourth quarter. The decline from the first quarter of 2002 was partly due to a one-time gain of $12 million on the sale of the National Deposit business to E*Trade in February 2002, and to a reduction in the allowance for loan losses (related to the run-off of an installment loan portfolio) of $45 million that occurred in the first quarter of 2002. The decline from the fourth quarter resulted from the lower net interest earned on deposits as a result of the lower interest rate environment. Operating expense was up 1% from the first quarter of 2002 and down 1% compared to the fourth quarter of 2002.

Chase Middle Market
Chase Middle Market’s operating revenues of $369 million in the first quarter of 2002 decreased 2% compared with the first quarter of 2002 and increased 1% compared to the fourth quarter of 2002. The decrease from last year was the result of the lower interest rate environment, partially offset by higher deposit levels and capital markets fees. The increase from the fourth quarter was due to higher deposits.

Operating earnings were up 8% from the first quarter of 2002 and 52% from the fourth quarter of 2002. The increase from the first and fourth quarters of 2002 was primarily attributable to a release of the allowance for loan losses of $28 million, which resulted in a negative provision for credit costs, due to improvement in the quality of the loan portfolio.

Part I
Item 2 (continued)

SUPPORT UNITS AND CORPORATE
JPMorgan Chase’s Support Units and Corporate sector includes Enterprise Technology Services, legal, audit, corporate finance, human resources, risk management and corporate marketing. For a further discussion of the business profiles of these Support Units as well as a description of Corporate, see page 39 of JPMorgan Chase’s 2002 Annual Report.

	First Quarter

		Over/(Under)
	2003	4Q 2002	1Q 2002
(in millions, except employees)
Operating Revenue	$(214)	27%	(8)%
Operating Expense	159	298	137
Credit Costs	69	NM	64

Pre-Tax Loss	(442)	(44)	(44)
Income Tax Benefit	(219)	115	32

Operating Earnings (Loss)	$(223)	(9)	(57)

Average Economic Capital	$(1,717)	(22)	48
Average Assets	21,444	12	(33)
Shareholder Value Added	(138)	(12)	NM
Full-time equivalent employees	12,642	(2)	(5)

NM — Not meaningful

Corporate reflects the accounting effects remaining at the corporate level after the application of management accounting policies of the Firm. These policies include the allocation of costs associated with technology, operational and staff support services to the respective revenue-generating businesses and allow management to evaluate business performance on an allocated basis.

Effective April 1, 2003, JPMorgan Chase commenced a seven-year outsourcing agreement with IBM to provide a portion of the Firm’s data processing technology infrastructure. This agreement will result in absolute cost savings, increased cost variability, access to the best research and innovation and improved service levels. The impact on total expenses as a result of this agreement is expected to be small in 2003; however, compensation expense will decrease, as employees will be transferred to IBM, and noncompensation expense will increase as a result of this agreement.

The Corporate segment usually operates at a loss, generally as a result of the overallocation of capital to the other business sectors and the overallocation of revenues that arise from the application of funds transfer pricing and other management accounting policies. Expense items usually result from timing differences in allocations to other business sectors and residuals from interoffice allocation among the business segments. The impact of management accounting policies on Corporate is being reviewed. It is management’s intention that, as a result of such review, a significant portion of the revenues (or losses) and expenses currently recorded within the Corporate segment will be allocated to the other business sectors. Prior periods will be restated upon completion of the review.

Although the Corporate segment has no traditional credit assets, the residual component of the allowance for credit losses is maintained at the corporate level and is not allocated to any specific line of business. Similarly, for 2003, credit costs reflected the difference between the aggregate provision recorded at the consolidated level and the provision allocated to the business segments. For a further discussion of the residual component, see pages 53-54.

Part I
Item 2 (continued)

RISK AND CAPITAL MANAGEMENT

JPMorgan Chase is in the business of managing risk to create shareholder value. The major risks to which the Firm is exposed are credit, market, operational, business, liquidity and private equity risk. For a discussion of these risks and definitions of terms associated with managing these risks, see pages 40-65 and the Glossary of Terms in JPMorgan Chase’s 2002 Annual Report.

CAPITAL AND LIQUIDITY MANAGEMENT

CAPITAL MANAGEMENT

Economic capital:
JPMorgan Chase assesses capital adequacy utilizing internal risk assessment methodologies. The Firm assigns economic capital based primarily on four risk factors: credit, market and operating risk for each business and, for JPMP, private equity risk. The methodology quantifies these risks and assigns capital accordingly. Additionally, the Firm assesses capital against certain nonrisk factors, which are not captured through its other risk assessment measures. Commencing in the second quarter of 2003, the Firm is expecting to revise its capital measurement methodologies for commercial credit risk, operational risk, business risk and private equity risk. These new methodologies may change the level of capital allocated to the business segments in relation to each other, but are not expected to result in a significant change in the total capital allocated to the businesses as a whole or imply a need for additional capital by the Firm. For a further discussion, see pages 54 and 57.

Capital in excess of required economic capital, at March 31, 2003, increased by $1.4 billion over March 31, 2002, primarily due to an increase in common stockholders’ equity. Market risk capital declined over the period, due to lower stress and VAR results in several businesses in the Investment Bank and Chase Home Finance. This was offset by an increase in operating risk capital, due to a combination of higher operating expenses and higher capital factors from lower average audit scores across certain businesses.

The following discussion of JPMorgan Chase’s capital management focuses primarily on the developments since December 31, 2002, and should be read in conjunction with page 41 and Note 26 of JPMorgan Chase’s 2002 Annual Report.

Available Versus Required Economic Capital	Quarterly Averages
(in billions)
	1Q 2003	1Q 2002

Common stockholders’ equity	$41.9	$40.4
Required economic capital
Credit risk	12.9	13.3
Market risk	4.1	5.3
Operating risk	9.9	8.6
Private equity risk	4.9	5.3

Economic risk capital	31.8	32.5

Goodwill / Intangibles	8.9	8.6
Asset capital tax	4.0	3.8

Capital against nonrisk factors	12.9	12.4
Diversification effect	(7.0)	(7.3)

Total required economic capital	$37.7	$37.6

Capital in excess of required economic capital	$4.2	$2.8

Regulatory Capital
JPMorgan Chase’s risk-based capital ratios at March 31, 2003, were well in excess of minimum regulatory guidelines. At March 31, 2003, Tier 1 and Total Capital ratios were 8.4% and 12.2%, respectively, and the Tier 1 leverage ratio was 5.0%. At March 31, 2003, the total capitalization of JPMorgan Chase (the sum of Tier 1 and Tier 2 Capital) was $55.7 billion, an increase of $1.2 billion from December 31, 2002. This increase principally reflected a $0.9 billion increase in Tier 1 Capital, reflecting $0.7 billion in retained earnings (net income less common and preferred dividends) generated during the period and the net stock issuance of $0.2 billion related to employee benefit plans. The remaining increase in total capital primarily reflected an increase in the subordinated debt component of Tier 2 capital. The Firm did not repurchase shares of its common stock during the first three months of 2003.

Part I
Item 2 (continued)

Dividends
In the first quarter of 2003, JPMorgan Chase declared a quarterly cash dividend on its common stock of $0.34 per share payable April 30, 2003, to stockholders of record at the close of business April 4, 2003. The dividend declared in any quarter will be determined by JPMorgan Chase’s Board of Directors. The Board of Directors expressed its intent on September 17, 2002, to continue the current dividend level, provided that capital ratios remain strong and earnings prospects exceed the current dividend.

LIQUIDITY MANAGEMENT
The following discussion of JPMorgan Chase’s liquidity management focuses primarily on developments since December 31, 2002, and should be read in conjunction with pages 42-43 of JPMorgan Chase’s 2002 Annual Report.

In managing liquidity, management considers a variety of liquidity risk measures as well as market conditions, prevailing interest rates, liquidity needs and the desired maturity profile of its liabilities.

JPMorgan Chase’s liquidity management framework utilizes liquidity monitoring tools and a contingency funding plan to maintain appropriate levels of liquidity through normal and stress periods. The parent company’s liquidity policy is to maintain sufficient liquidity to meet funding requirements for normal operating activities and to repay all obligations with a maturity of one year and under. In addition, JPMorgan Chase maintains appropriate liquidity to manage through normal and stress periods, taking into account historical data on funding of loan commitments (i.e., commercial paper back-up facilities), liquidity commitments to conduits and collateral-posting requirements. Sources of funds include the capital markets, the operations of the Firm’s subsidiaries (including the ability of JPMorgan Chase Bank to raise funds through deposits) and securitization programs.

The Firm has, for several quarters, been managing its liquidity in light of the weak capital markets environment. Consistent with its policy, the Firm has raised funds at the holding company sufficient to cover maturing obligations over the next 12 months. Long-term funding needs for the parent holding company over the next several quarters are expected to be modest.

Credit Ratings: JPMorgan Chase’s parent holding company and JPMorgan Chase Bank’s credit ratings as of April 30, 2003, were as follows:

	JPMorgan Chase		JPMorgan Chase Bank

	Short-term debt	Senior long-term debt	Short-term debt	Senior long-term debt

Moody’s	P-1	A1	P-1	Aa3
S&P	A-1	A+	A-1+	AA-
Fitch	F-1	A+	F-1	A+

As of April 30, 2003, the ratings outlook for the parent holding company by Moody’s Investor Services (“Moody’s”) was stable, and the ratings outlook for the parent holding company by Standard & Poor’s (“S&P”) and Fitch, Inc. (“Fitch”) was negative.

Balance Sheet: The Firm’s total assets decreased to $755 billion at March 31, 2003, from $759 billion at December 31, 2002. Automobile financing and residential consumer loans increased due to higher originations, partially offset by consumer loan securitizations; commercial loans declined, reflecting weaker loan demand and the Firm’s ongoing efforts to reduce commercial exposures. Debt and equity trading assets declined, partially offset by increases in Federal funds sold and securities purchased under resale agreements, securities borrowed and risk management instruments. The lower asset levels resulted in the need for lower balances in Federal funds purchased and securities sold under repurchase agreements and trading liabilities.

Issuance: During the three months ended March 31, 2003, JPMorgan Chase issued approximately $6.6 billion of long-term debt; during the same period, $3.9 billion of long-term debt matured or was redeemed. In addition, the Firm securitized approximately $1.8 billion of residential mortgage loans and $1.5 billion of credit card loans, resulting in pre-tax gains on securitizations of $49.3 million and $12.7 million, respectively. For a further discussion of loan securitizations, see Note 8, and Note 11 on pages 83-87 of JPMorgan Chase’s 2002 Annual Report.

Part I
Item 2 (continued)

Off-Balance Sheet Arrangements
Special-purpose entities or special-purpose vehicles (“SPVs”) are an important part of the financial markets, providing market liquidity by facilitating investors’ access to specific portfolios of assets and risks. JPMorgan Chase is involved with SPEs in three broad categories of transactions: loan securitizations, multi-seller conduits and client intermediation. Capital is held, as appropriate, against all SPE-related transactions and exposures such as derivative transactions and lending commitments. The Firm has no commitments to issue its own stock to support an SPE transaction, and its policies require that transactions with SPEs be conducted at arm’s length and reflect market pricing. For a further discussion of SPEs and the Firm’s accounting for SPEs, see Note 8.

For certain liquidity commitments to SPEs, the Firm could be required to provide funding if the credit rating of JPMorgan Chase Bank were downgraded below specific levels, primarily A-1, P-1 and F-1. The amount of these liquidity commitments was $44.1 billion at March 31, 2003; $31.7 billion related to the Firm’s multi-seller conduits and structured commercial loan vehicles, further described in Note 8. The total commercial paper outstanding for the multi-seller conduits and structured commercial loan vehicles was $22.6 billion and $24.7 billion at March 31, 2003, and December 31, 2002, respectively. The remaining $12.4 billion in commitments relate to vehicles established by third parties. If JPMorgan Chase Bank is required to provide funding under these commitments, the Firm could be replaced as liquidity provider. Additionally, for the multi-seller conduits and the structured commercial loan vehicles, JPMorgan Chase Bank could facilitate the sale or refinancing of the assets in the SPE. All of these commitments are included in the Firm’s total $192.1 billion in other unfunded commitments to extend credit, described in more detail in Note 21.

The following table summarizes JPMorgan Chase’s off-balance sheet lending-related financial instruments at March 31, 2003, and December 31, 2002:

	March 31, 2003	December 31, 2002
(in millions)
Off-balance sheet lending-related commitments
Consumer-related	$163,392	$151,138
Commercial-related:
Other unfunded commitments to extend credit	192,131	196,654
Standby letters of credit and guarantees	36,337	38,848
Other letters of credit	2,230	2,618

Total commercial-related	230,698	238,120

Total lending-related commitments	$394,090	$389,258

CREDIT RISK MANAGEMENT

The following discussion of JPMorgan Chase’s credit risk profile as of March 31, 2003, focuses primarily on developments since December 31, 2002, and should be read in conjunction with pages 45-57, pages 65-66 and Notes 9, 10, 29 and 30 of JPMorgan Chase’s 2002 Annual Report.

The Firm assesses its credit exposures on a managed basis, taking into account the impact of credit card securitizations. For a reconciliation of credit costs on a managed, or operating, basis to reported results, see page 30. The following table presents the Firm’s managed credit-related information for the dates indicated.

Part I
Item 2 (continued)

CREDIT PORTFOLIO

The following table presents a summary of managed credit-related information for the dates indicated:

			Nonperforming		Past due 90 days and				Average annual
	Credit exposure		assets(h)		over and accruing		Net charge-offs		net charge-off rate(i)

							First Quarter		First Quarter
	March 31,	Dec. 31,	March 31,	Dec. 31,	March 31,	Dec. 31,
(in millions, except ratios)	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002

COMMERCIAL
Loans	$88,446	$91,548	$3,286	$3,672	$39	$57	$292	$320	1.32%	1.27%
Derivative receivables	86,649	83,102	277	289	—	—	NA	NA	NA	NA
Other receivables(a)	108	108	108	108	NA	NA	NA	NA	NA	NA

Total commercial credit-related assets	175,203	174,758	3,671	4,069	39	57	292	320	1.32	1.27
Lending-related commitments(b)	230,698	238,120	NA	NA	NA	NA	—	—	NM	NM

Total commercial credit exposure(c)	$405,901	$412,878	$3,671	$4,069	$39	$57	$292	$320	0.37%	0.37%

CONSUMER
Loans – Reported(d)	$129,025	$124,816	$495	$521	$291	$473	$378	$433	1.21%	1.52%
Loans – Securitized(e)	31,399	30,722	—	—	664	630	457	321	5.82	5.98

Total managed consumer loans	$160,424	$155,538	$495	$521	$955	$1,103	$835	$754	2.14%	2.22%

TOTAL CREDIT PORTFOLIO
Managed loans	$248,870	$247,086	$3,781	$4,193	$994	$1,160	$1,127	$1,074	1.85%	1.82%
Derivative receivables	86,649	83,102	277	289	—	—	NA	NA	NA	NA
Other receivables(a)	108	108	108	108	NA	NA	NA	NA	NA	NA

Total managed credit-related assets	335,627	330,296	4,166	4,590	994	1,160	1,127	1,074	1.85	1.82
Commercial lending-related commitments	230,698	238,120	NA	NA	NA	NA	—	—	—	—
Assets acquired in loan satisfactions	NA	NA	225	190	NA	NA	NA	NA	NA	NA

Total credit portfolio	$566,325	$568,416	$4,391	$4,780	$994	$1,160	$1,127	$1,074	0.95%	0.90%

Credit derivative hedges notional(f)	$(36,344)	$(33,767)	$(50)	$(66)	—	—	NA	NA	NA	NA
Collateral held against derivatives(g)	(33,775)	(30,410)	—	—	—	—	NA	NA	NA	NA

(a)		Represents, at March 31, 2003, the Enron-related letter of credit, which continues to be the subject of litigation and which was classified in Other Assets.
(b)		Includes unused advised lines of credit totaling $22 billion at March 31, 2003, and December 31, 2002.
(c)		Includes all Enron-related credit exposures. See page 48 for a further discussion.
(d)		Reflects the reclassification of $978 million of accrued fees on securitized credit card loans from Loans to Other Assets at March 31, 2003. Of the $978 million, none was nonperforming and $144 million was past due 90 days and over and accruing. There was no impact on net charge-offs.
(e)		Represents securitized credit cards. For a further discussion of credit card securitizations, see page 29.
(f)		Represents hedges of commercial credit exposure that do not qualify for hedge accounting under SFAS 133.
(g)		Represents eligible collateral. Excludes credit enhancements in the form of letters of credit and surety receivables.
(h)		Nonperforming assets exclude nonaccrual loans held for sale (“HFS”) of $58 million and $43 million at March 31, 2003, and December 31, 2002, respectively. HFS loans are carried at the lower of cost or market, and declines in value are recorded in Other Revenue.
(i)		Annualized
NA	–	Not applicable
NM	–	Not meaningful

JPMorgan Chase’s total credit exposure (including $31 billion of securitized credit cards) totaled $566 billion at March 31, 2003, a slight decline from $568 billion at year-end 2002. The decline reflected a 3% decrease in commercial loans and lending-related commitments, offset by a 3% increase in managed consumer loans, and a 4% increase in derivative receivables.

Part I
Item 2 (continued)

The 3% decline in commercial loans and unfunded lending-related commitments largely reflected a combination of continued weak loan demand and the Firm’s ongoing goal of reducing its commercial credit exposure concentrations.

Total commercial exposure (loans, derivative receivables, unfunded lending-related commitments and Enron-related other receivables) was $406 billion at March 31, 2003, compared with $413 billion at December 31, 2002. At March 31, 2003, 82% of the Firm’s commercial credit exposure was considered investment-grade; 0.9% of this exposure was nonperforming. This compares with 80% investment-grade exposure at year-end 2002 and 1.0% nonperforming at year-end 2002.

Commercial Criticized Exposure
 The criticized component of total commercial exposure declined $2.0 billion during the quarter, due largely to a number of successful restructurings in merchant energy and related industries ($0.9 billion), reductions in criticized exposures across a broad number of other industries ($0.8 billion) and reductions in emerging markets exposures ($0.3 billion). See the trend graph on page 48.

Total commercial nonperforming assets were $3.7 billion at March 31, 2003, which included $347 million related to Enron. The $398 million decline in nonperforming assets for the three months ended March 31, 2003, was largely driven by charge-offs and the restructuring of several large nonperforming exposures. Commercial loan net charge-offs for the three months ended March 31, 2003, were $292 million, compared with $434 million for the three months ended December 31, 2002, and $320 million for the three months ended March 31, 2002. The charge-off ratio for commercial loans was 1.32% for the first quarter of 2003, compared with 1.88% for the fourth quarter of 2002 and 1.27% for the first quarter of 2002.

While the economic and associated credit environments are excepted to remain challenging in 2003, the Firm has seen an improvement in its commercial credit profile, and thus continues to anticipate commercial charge-offs in 2003 will not reach 2002 levels.

(a)	Includes all Enron-related credit exposures, inclusive of $108 million subject to litigation with a credit-worthy entity.

Below are summaries of the maturity and risk profiles of the commercial portfolio as of March 31, 2003. Ratings are based on the Firm’s internal risk ratings, presented on an S&P-equivalent basis. For additional information, see page 47 of JPMorgan Chase’s 2002 Annual Report.

Commercial Exposure	Maturity profile(a)				Risk profile

					Investment-grade			Noninvestment-grade
											Total % of
At March 31, 2003					AAA	A+	BBB+	BB+	CCC+		investment-
(in billions, except ratios)	< 1 year	1-5 years	> 5 years	Total	to AA-	to A-	to BBB-	to B-	& below	Total	grade

Loans	46%	37%	17%	100%	$19	$9	$22	$28	$10	$88	57%
Derivative receivables	29	43	28	100	57	10	11	7	2	87	90
Lending-related commitments	62	34	4	100	83	75	47	23	3	231	89

Total commercial exposure	51%	37%	12%	100%	$159	$94	$80	$58	$15	$406	82%

Credit derivative hedges notional	36%	57%	7%	100%	$(10)	$(11)	$(11)	$(3)	$(1)	$(36)	89%

(a)	The maturity profile of loans and lending-related commitments is based upon remaining contractual maturity. The maturity profile of derivative receivables is based upon the estimated expected maturity profile net of the benefit of collateral.

Part I
Item 2 (continued)

The aggregate risk profile of the Firm’s total commercial credit exposure improved during the first quarter of 2003, with the investment-grade component of the total portfolio increasing from 80% to 82%. This was largely driven by a change in mix and improvement in the risk profile of all components of commercial credit exposure: the investment-grade component of the commercial loan portfolio improved from 55% to 57%, the derivative receivables portfolio from 87% to 90% and the lending-related commitments portfolio from 87% to 89%.

Commercial Credit Exposure Select Industry Concentrations
The Firm continues to focus on the management and diversification of its industry concentrations, with particular attention focused on exposures to industries deemed or anticipated to have higher levels of risk. A discussion of the Firm’s exposure to selected industries as of March 31, 2003, versus December 31, 2002, is set forth below.

Selected Quarterly Credit Profile
	March 31,		Dec. 31,		Sept. 30,		June 30,		March 31,
	2003		2002		2002		2002		2002
(in millions)
Telecom and Related Industries(a)
Credit Exposure(b)	$16,739		$16,770		$18,208		$19,973		$19,888

Risk Profile of Credit Exposure:
Investment Grade	11,061	66%	9,376	56%	10,107	56%	11,677	58%	11,233	57%
Noninvestment Grade:
Noncriticized	3,381	20%	5,076	30%	4,928	27%	5,865	29%	5,965	30%
Criticized Performing	1,756	11%	1,487	9%	2,421	13%	2,116	11%	2,439	12%
Criticized Nonperforming (c)	541	3%	831	5%	752	4%	315	2%	251	1%

Cable Industry
Credit Exposure(b)	$5,312		$5,982		$5,427		$4,556		$4,590

Risk Profile of Credit Exposure:
Investment Grade	2,112	40%	2,681	45%	1,913	35%	1,371	30%	1,519	33%
Noninvestment Grade:
Noncriticized	977	18%	1,096	18%	1,385	26%	1,878	41%	2,777	61%
Criticized Performing	1,717	32%	1,673	28%	1,735	32%	1,209	27%	259	5%
Criticized Nonperforming(c)	506	10%	532	9%	394	7%	98	2%	35	1%

Merchant Energy and Related Industries(d)
Credit Exposure(b)	$6,170		$6,230		$6,241		$6,201		$6,945

Risk Profile of Credit Exposure:
Investment Grade	3,744	61%	3,580	57%	3,470	56%	3,682	59%	5,203	75%
Noninvestment Grade:
Noncriticized	1,066	17%	423	7%	1,196	19%	2,141	35%	1,649	24%
Criticized Performing	1,156	19%	1,849	30%	1,405	22%	358	6%	72	1%
Criticized Nonperforming(c)	204	3%	378	6%	170	3%	20	—%	21	—%

Total Commercial Credit Exposure
Credit Exposure(b)	$405,901		$412,878		$424,284		$414,929		$407,803

Risk Profile of Credit Exposure:
Investment Grade	332,602	82%	331,319	80%	339,442	80%	328,926	79%	314,766	77%
Noninvestment Grade:
Noncriticized	58,731	14%	64,981	16%	67,055	16%	72,070	18%	79,505	20%
Criticized Performing	10,897	3%	12,509	3%	12,892	3%	10,147	2%	9,888	2%
Criticized Nonperforming(c)	3,671	1%	4,069	1%	4,895	1%	3,786	1%	3,644	1%

(a)	Telecom and Related Industries includes other companies with an interdependence upon the telecommunications sector.
(b)	Credit exposure excludes risk participations and does not reflect the benefit of credit derivative hedges or liquid collateral held against derivative contracts.
(c)	Nonperforming assets exclude nonperforming HFS loans, which are carried at the lower of cost or market and declines in value are recorded in Other Revenue.
(d)	These amounts exclude Enron-related exposure.
Note:	JPMorgan Chase’s internal risk ratings generally correspond to the following ratings as defined by Standard & Poor’s / Moody’s:
     Investment Grade: AAA/Aaa to BBB-/Baa3
     Noninvestment Grade: BB+/Ba1 to B-/B3
Criticized: CCC+/Caa1 & below

Telecom and Related Industries
 The Firm continues to actively manage its exposure to this sector. Total exposure remained essentially flat for the first three months of 2003, and the investment-grade component of the portfolio improved from 56% as of year-end 2002 to 66% as of March 31, 2003. This was driven by improvements in the risk profiles of select exposures. Criticized exposure remained essentially flat, with the downgrade of one large non-U.S. exposure to criticized performing, partially offset by the restructuring of one nonperforming exposure.

Part I
Item 2 (continued)

Merchant Energy & Related Industries
After experiencing significant growth in the criticized component of this portfolio during the last six months of 2002, the Firm reduced exposures deemed criticized by $867 million in the first three months of 2003, through a combination of successful restructurings and collateralizations of exposures. The noninvestment-grade, noncriticized component increased from 7% to 17%, due to restructuring. The investment-grade component of the portfolio also improved during the quarter, from 57% to 61%, largely driven by new investment-grade transactions.

Cable
 The decline of $670 million in aggregate exposure in this portfolio during the first quarter of 2003 was due to the repayment of investment-grade transactions, resulting in a reduction in the investment-grade component of the portfolio from 45% to 40%. Total criticized exposure remained essentially flat.

    Commercial Criticized Exposure Trend
     ($ in billions)

(a)	Includes Enron-related criticized exposures, inclusive of $108 million subject to litigation with a credit-worthy entity.

Enron-related exposure
 At March 31, 2003, the Firm’s Enron-related exposure was as follows:

(in millions)	Secured	Unsecured	Total

Trading Assets	$2	$179	$181
Loans	204	60	264
Other Assets	—	108	108
Lending-related commitments	144	—	144

Total exposure	$350	$347	$697

Of the $144 million in lending-related commitments, $125 million relates to debtor-in-possession financing. The $108 million in Other Assets relates to the letter of credit that is the subject of litigation. Trading Assets (both performing and nonperforming) are carried at fair value. Secured loans are performing and are reported on an amortized cost basis. All unsecured amounts are nonperforming; nonperforming loans have been written down to reflect management’s estimate of current recoverable value, and nonperforming Other Assets are being carried at their current estimated realizable value in accordance with SFAS 5.

Part I
Item 2 (continued)

Derivative Contracts
 For a further discussion of the derivative contracts utilized by JPMorgan Chase in connection with its trading and end-user activities, see Note 20, and pages 50–53 and Note 28 of JPMorgan Chase’s 2002 Annual Report.

The following table summarizes the aggregate notional amounts and derivative receivables (i.e., the mark-to-market or fair value of the derivative contract after taking into account the effects of legally enforceable master netting agreements) at each of the dates indicated:

Notional amounts and derivative receivables

	Notional amounts(a)		Derivative receivables(b)

	March 31,	December 31,	March 31,	December 31,
(in billions)	2003	2002	2003	2002

Interest rate(c)	$25,504	$23,591	$62	$55
Foreign exchange(c)	1,399	1,505	6	7
Credit derivatives	409	366	4	6
Equity	325	307	13	13
Commodity	31	36	2	2

Total notional and credit exposures	$27,668	$25,805	$87	$83

(a)	Represents the gross sum of long and short third-party notional derivative contracts.
(b)	Represents the amount of derivative receivables on the Consolidated Balance Sheet after the impact of legally enforceable master netting agreements.
(c)	Gold bullion notional amounts were $37 billion and $41 billion at March 31, 2003, and December 31, 2002, respectively. The corresponding derivative receivables (before the impact of master netting agreements) were $2.0 billion and $2.6 billion at March 31, 2003, and December 31, 2002, respectively. The corresponding derivative payables were $1.7 billion and $2.0 billion at March 31, 2003, and December 31, 2002, respectively. At March 31, 2003, and December 31, 2002, the VAR related to the Firm’s gold trading position was $4.1 million and $1.4 million, respectively.

The $28 trillion of notional principal of the Firm’s derivative contracts outstanding at March 31, 2003 is not relevant in the Firm's view to the possible credit losses that could arise from such transactions. For most derivative transactions, the notional principal amount does not change hands; it is simply used as a reference to calculate payments. In the Firm’s view, the appropriate measure of current credit risk at March 31, 2003, is the $87 billion mark-to-market (“MTM”) value of derivative receivables (after taking into account the effects of legally enforceable master netting agreements), less the $34 billion of collateral held by the Firm, or $53 billion, which represents the net current credit exposure. This compares, at December 31, 2002, to a MTM value of derivative receivables of $83 billion, collateral held by the Firm of $30 billion, and a net current credit exposure of $53 billion.

While useful as a current view of credit exposure, the net MTM value of the derivative receivables does not capture the potential future variability of that credit exposure. The “market-diversified peak” of $57 billion at March 31, 2003, and $57 billion at December 31, 2002, represents the maximum loss (estimated at the 97.5% confidence level) that would occur if all counterparties were to default over a one-year time horizon without any recovery, taking into account both collateral and netting. Since, generally, all counterparties would not default concurrently, nor would all default when their exposures are at peak levels, in the Firm’s view, this is a conservative measure of its potential future derivatives credit risk.

The MTM value of the Firm’s derivative receivables incorporates a Credit Valuation Adjustment (“CVA”) to reflect the credit quality of counterparties. The CVA was $1.2 billion at March 31, 2003 compared with $1.3 billion at December 31, 2002. The CVA is based on the expected future exposure (incorporating netting and collateral) to a counterparty, and the counterparty’s credit spread in the credit derivatives market. The net impact of the change in CVA, plus the results of related risk management hedging activity, is accounted for in trading revenue and was not material to the overall trading results of the Firm.

The following table summarizes the risk profile, as of March 31, 2003, of the Firm’s Consolidated Balance Sheet exposure to derivative and foreign exchange contracts, net of cash and other highly liquid collateral held by the Firm. Ratings below are based upon the Firm’s internal risk ratings and are presented on an S&P-equivalent basis:

(in millions)	Exposure Net	% of Exposure
Rating equivalent	of Collateral(a)	Net of Collateral

AAA to AA-	$27,948	53%
A+ to A-	8,271	16
BBB+ to BBB-	8,497	16
BB+ to B-	6,645	12
CCC+ and below	1,513	3

Total	$52,874	100%

Part I
Item 2 (continued)

(a)	Total derivative receivables exposure and collateral held by the Firm against this exposure were $87 billion and $34 billion, respectively. The $34 billion excludes $5.0 billion of collateral delivered by clients at the initiation of the transactions; this collateral secures exposure that could arise in the existing portfolio of derivatives should the mark-to-market of the client’s transactions move in the Firm’s favor. The $34 billion also excludes credit enhancements in the form of letters of credit and surety receivables.

Approximately two-thirds of the Firm’s derivatives transactions at March 31, 2003, have associated collateral arrangements. The Firm held $34 billion of collateral at March 31, 2003, compared with $30 billion at December 31, 2002. The Firm posted $18 billion of collateral at March 31, 2003, compared with $19 billion at December 31, 2002. In addition, derivative and collateral agreements include provisions that require both the Firm and the counterparty, upon specified downgrades in their respective credit ratings, to post collateral for the benefit of the other party. The impact on required collateral of a single-notch ratings downgrade to JPMorgan Chase Bank from its current rating of AA- to A+ would have been an additional $1.1 billion of collateral as of March 31, 2003. The impact of a six-notch ratings downgrade to JPMorgan Chase Bank (from AA- to BBB-) would have been $3.4 billion of additional collateral from current levels as of March 31, 2003. Certain derivative contracts also provide for termination of the contract, generally upon JPMorgan Chase Bank being downgraded, at the then-existing mark-to-market value of the derivative receivables.

Use of credit derivatives

The following table presents the notional amounts of credit derivatives protection bought and sold at March 31, 2003:

Credit derivatives activity

	Portfolio management		Dealer/Client

	Notional amount		Notional amount

	Protection	Protection	Protection	Protection
(in millions)	bought	sold	bought	sold	Total

	$36,756 (a)	$412	$180,417	$191,211	$408,796

(a)	Includes $10 billion of portfolio credit derivatives, of which $8 billion matures by June 30, 2003.

JPMorgan Chase has modest counterparty exposure as a result of credit derivatives transactions. Of the $87 billion of total derivative receivables at March 31, 2003, approximately $4 billion, or 5%, was associated with credit derivatives, before the benefit of collateral. The use of derivatives to manage exposures does not reduce the reported level of assets on the Consolidated Balance Sheet or the level of reported off-balance sheet commitments.

Portfolio management activity
JPMorgan Chase’s commercial credit portfolio is composed of credit exposures to clients arising from both lending and derivatives activities. In managing this portfolio, single-name and portfolio credit derivatives are purchased by the Credit Portfolio Group to hedge these exposures. As of March 31, 2003, the notional outstanding amount of protection purchased via single-name and portfolio credit derivatives was $27 billion and $10 billion, respectively. The Firm also diversifies its exposures by providing (i.e., selling) small amounts of credit protection, which increases exposure to industries or clients where the Firm has little or no client-related exposure. This activity is not material to the Firm’s overall credit exposure, and credit protection sold totaled $412 million in notional exposure at March 31, 2003.

JPMorgan Chase’s use of credit derivatives for its portfolio management activities related to loans and lending-related commitments does not qualify for hedge accounting under SFAS 133. These derivatives are marked-to-market in Trading Revenue, whereas the loans and lending-related commitments being hedged are accounted for on an accrual basis in Net Interest Income. This asymmetry in accounting treatment between loans and lending-related commitments and the derivatives utilized in the portfolio management activities causes earnings volatility that is not representative of the true changes in value of the Firm’s overall credit exposures. The mark-to-market treatment of both the Firm’s derivatives hedges (“short” credit positions) and derivatives counterparty exposure (“long” credit positions) provide some natural offset of each other. Included in Trading Revenue are losses of $110 million in the first quarter of 2003 related to credit derivatives that were used to hedge the Firm’s credit exposure. Of the $110 million, approximately $71 million was associated with credit derivatives used to hedge accrual lending activities. These losses were driven by an overall global tightening of credit spreads. Since the first quarter of 2002, the quarterly hedge performance results have ranged from a loss of $318 million, when credit spreads contracted, to a gain of $246 million when they widened. Trading Revenues incorporate both the cost of hedge premiums and changes in value due to spread movement and credit events.

Part I
Item 2 (continued)

Use of single-name and portfolio credit derivatives	Notional amount of
March 31, 2003 (in millions)	protection bought

Loans and lending-related commitments	$23,588
Derivative receivables	13,168

Total	$36,756

Dealer Client Activity
As of March 31, 2003, the total notional amounts of protection purchased and sold by the dealer business were $180 billion and $191 billion, respectively. The mismatch between these notional amounts is attributable to the Firm selling protection on large, diversified, predominantly investment-grade portfolios (including the most senior tranches) and then hedging these positions by buying protection on the more subordinated tranches of the same portfolios. In addition, the Firm may use securities to hedge certain derivative positions. Consequently, while there is a mismatch in notional amounts of credit derivatives, in the Firm’s view, the risk positions are largely matched. The amount of credit risk contributed by the Firm’s credit derivatives dealer activity is immaterial in the context of JPMorgan Chase’s overall credit exposures.

Country Exposure
The Firm has a comprehensive process for measuring and managing its country exposures and risk. The table below presents JPMorgan Chase’s exposure to selected countries. This disclosure is based on management’s view of country exposure. Exposure amounts are adjusted for credit enhancements (e.g., guarantees and letters of credit) provided by third parties located outside the country, if the enhancements fully cover the country risk, as well as the commercial risk. Exposures to a country include all credit-related lending, trading and investment activities, whether cross-border or locally funded. In addition, country exposure includes exposure to both government and private-sector entities in a country.

During the first quarter of 2003, with the exception of Mexico and Japan, the Firm’s selected country exposure levels remained relatively stable or declined compared with the previous quarter. Exposure to Mexico and Japan fluctuate considerably as a result of trading activities. In the first quarter of 2003, increased bond trading positions on the Firm’s local balance sheets drove the overall increases in exposure to both Mexico and Japan. The continued reduction in exposure to Brazil was primarily due to country exposure hedges in the trading account. In both South Korea and Hong Kong, exposure declined as a result of reductions in both lending and trading positions. Exposure to Saudi Arabia declined due to a reduction in loans.

The following table presents JPMorgan Chase’s exposure to selected countries:

Selected country exposure

	At March 31, 2003						At Dec 31,
							2002
	Cross-border
					Total	Total	Total
(in billions)	Lending(a)	Trading(b)	Other(c)	Total	Local(d)	Exposure	Exposure

Mexico	$0.9	$0.6	$0.2	$1.7	$1.3	$3.0	$2.2
Brazil	0.5	(0.1)	1.0	1.4	0.1	1.5	2.1
Venezuela	0.2	0.2	—	0.4	—	0.4	0.4
Japan	2.6	1.6	0.7	4.9	5.3	10.2	9.4
South Korea	0.6	0.3	0.4	1.3	0.9	2.2	2.7
Hong Kong	0.5	(0.1)	1.1	1.5	—	1.5	2.2
Saudi Arabia	0.5	0.2	—	0.7	—	0.7	0.8

(a)	Lending includes loans and accrued interest receivable, interest-bearing deposits with banks, acceptances, other monetary assets, issued letters of credit and undrawn commitments to extend credit.
(b)	Trading includes (1) issuer exposure on cross-border debt and equity instruments held in both trading and investment accounts, adjusted for the impact of issuer hedges including credit derivatives; and (2) counterparty exposure on derivative and foreign exchange contracts as well as security financing trades (resale agreements and securities borrowed).
(c)	Other represents mainly local exposure funded cross-border.
(d)	Local exposure is defined as exposure to a country denominated in local currency, booked and funded locally.

Part I
Item 2 (continued)

CONSUMER PORTFOLIO

	Credit-related		Nonperforming		Past due 90 days and				Average annual
	loans		assets(d)		over and accruing		Net charge-offs		net charge-off rate(e)

	March 31,	Dec. 31,	March 31,	Dec. 31,	March 31,	Dec. 31,	First Quarter		First Quarter

(in millions, except ratios)	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002

Consumer:
U.S. consumer:
1–4 family residential mortgages-first liens	$51,711	$49,357	$249	$259	$—	$—	$5	$11	0.04%	0.10%
Home equity	15,363	14,643	54	53	—	—	2	2	0.05	0.07

1–4 family residential mortgages	67,074	64,000	303	312	—	—	7	13	0.04	0.09
Credit card – reported(a)	17,509	19,677	14	15	269	451	275	337	6.17	5.78
Credit card securitizations(b)	31,399	30,722	—	—	664	630	457	321	5.82	5.98

Credit card – managed	48,908	50,399	14	15	933	1,081	732	658	5.95	5.87
Auto financings	36,865	33,615	112	118	—	—	46	38	0.53	0.58
Other consumer(c)	7,577	7,524	66	76	22	22	50	45	2.54	2.16

Total managed consumer loans	$160,424	$155,538	$495	$521	$955	$1,103	$835	$754	2.14%	2.22%

(a)	Reflects the reclassification of $978 million of accrued fees on securitized credit card loans from Loans to Other Assets at March 31, 2003. Of the $978 million, none was nonperforming and $144 million was past due 90 days and over and accruing. There was no impact on net charge-offs.
(b)	Represents the portion of JPMorgan Chase’s credit card receivables that have been securitized.
(c)	Consists of manufactured housing loans, installment loans (direct and indirect types of consumer finance), student loans, unsecured revolving lines of credit and non-U.S. consumer loans.
(d)	Nonperforming assets exclude consumer nonaccrual loans HFS of $25 million at March 31, 2003, and December 31, 2002. HFS loans are carried at the lower of cost or market and declines in value are recorded in Other Revenue.
(e)	Annualized.

JPMorgan Chase’s consumer portfolio continues to be primarily domestic and is geographically well-diversified. JPMorgan Chase’s managed consumer portfolio totaled $160.4 billion at March 31, 2003, an increase of approximately $4.9 billion since year-end 2002. Consumer net charge-offs on a managed basis were $835 million and $754 million for the first quarters of 2003 and 2002, respectively. The increase was primarily due to an increase in credit card net charge-offs due, in part, to a higher level of outstandings. The Firm continues to anticipate higher charge-offs in its consumer loan portfolio in 2003 resulting from increases in loans outstanding.

The following discussion relates to the specific loan categories within the consumer portfolio:

Residential Mortgage Loans: Residential mortgage loans were $67.1 billion at March 31, 2003, a $3.1 billion increase from the 2002 year-end. Nonperforming 1-4 family residential mortgage loans decreased $9 million from year-end. The net charge-off rate of 0.04% for the first quarter of 2003 decreased from 0.09% compared with first quarter 2002. At March 31, 2003, the Firm had $2.2 billion of sub-prime residential mortgage loans, of which $1.6 billion were held for sale. At December 31, 2002, sub-prime residential mortgage loans outstanding were $1.8 billion, of which $1.3 billion were held for sale.

Credit Card Loans: JPMorgan Chase analyzes its credit card portfolio on a “managed basis,” which includes credit card receivables on the Consolidated Balance Sheet as well as credit card receivables that have been securitized.

Managed credit card receivables were approximately $48.9 billion at March 31, 2003, a decrease of 1% (before giving effect to the transfer of accrued fees to Other Assets), compared with year-end 2002. The lower amount of receivables primarily reflects seasonal factors. During the 2003 first quarter, net charge-offs as a percentage of average credit card receivables increased to 5.95%, compared with 5.87% for the first quarter of 2002. Loans over 90 days past due decreased to 1.91% of the portfolio at March 31, 2003, compared with 2.14% at December 31, 2002. Excluding the transfer of accrued fees, the 90+ delinquency rate was essentially unchanged at March 31, 2003, when compared with December 31, 2002.

Auto Financings: Auto financings outstanding increased by $3.3 billion at March 31, 2003, when compared with year-end 2002. This increase was driven by originations of $7.4 billion during the first quarter of 2003, a 28% increase over originations in the comparable period in 2002. The net charge-off rate of 0.53% for the 2003 first quarter continues to reflect the Firm’s selective approach to asset origination in this portfolio.

Part I
Item 2 (continued)

Other Consumer Loans: Other consumer loans of $7.6 billion at March 31, 2003, increased 1% compared with year-end levels. The net charge-off rate related to this portfolio increased in the 2003 first quarter to 2.54% from 2.16% in the first quarter of 2002, as a result of charge-offs in a discontinued installment loan portfolio and higher charge-offs in the manufactured housing portfolio.

Summary of changes in the allowance

	2003						2002

(in millions)	Commercial		Consumer		Residual	Total	Commercial		Consumer	Residual	Total

Loans:
Beginning balance at January 1	$2,216		$2,360		$774	$5,350	$1,724		$2,105	$695	$4,524
Net charge-offs	(292)		(378)		—	(670)	(320)		(433)	—	(753)
Provision for loan losses	194		411		65	670	394		365	(6)	753
Other	—		(138	)(a)	3	(135)	—		481	—	481

Ending balance at March 31	$2,118	(b)	$2,255		$842	$5,215	$1,798	(b)	$2,518	$689	$5,005

Lending-related commitments:
Beginning balance at January 1	$324		$—		$39	$363	$226		$—	$56	$282
Provision for lending-related commitments	65		—		8	73	19		—	(19)	—
Other	—		—		—	—	(1)		—	—	(1)

Ending balance at March 31	$389	(c)	$—		$47	$436	$244	(c)	$—	$37	$281

(a)	Represents the transfer of the allowance for accrued fees on securitized credit card loans.
(b)	Includes $1.5 billion and $590 million of commercial specific and commercial expected loss components, respectively, at March 31, 2003. Includes $1.2 billion and $635 million of commercial specific and commercial expected loss components, respectively, at March 31, 2002.
(c)	Includes $305 million and $84 million of commercial specific and commercial expected loss components, respectively, at March 31, 2003. Includes $165 million and $79 million of commercial specific and commercial expected loss components, respectively, at March 31, 2002.

Credit costs
For the three months
ended March 31,	2003				2002

(in millions)	Commercial	Consumer	Residual	Total	Commercial	Consumer	Residual	Total

Provision for loan losses	$194	$411	$65	$670	$394	$365	$(6)	$753
Provision for lending-related commitments	65	—	8	73	19	—	(19)	—
Securitized credit losses	—	457	—	457	—	321	—	321

Total managed credit costs	$259	$868	$73	$1,200	$413	$686	$(25)	$1,074

Loans: JPMorgan Chase’s allowance for loan losses is intended to cover probable credit losses as of March 31, 2003, for which either the asset is not specifically identified or the size of the loss has not been fully determined. The allowance has both specific and expected loss components and a residual component to reflect the credit quality in the Firm’s loan portfolio.

As of March 31, 2003, management deemed the allowance to be adequate (i.e., sufficient to absorb losses that currently may exist but are not yet identifiable). The allowance represented 2.40% of loans at March 31, 2003, compared with 2.47% at year-end 2002. The allowance for loan losses declined by $135 million from year-end 2002, compared with an increase of $210 million from March 31, 2002.

The commercial specific loss component of the allowance was $1.5 billion at March 31, 2003, a decrease of $75 million, or 5%, from year-end 2002. The decrease was primarily attributable to charge-offs taken, and restructurings arranged, during the quarter.

The commercial expected loss component of the allowance was $590 million at March 31, 2003, a decrease of $23 million, or 4%, from year-end 2002. The decrease reflected a reduction in the amount, and an improvement in the average quality, of the noncriticized portion of the portfolio.

The consumer expected loss component of the allowance was $2.3 billion at March 31, 2003, a decline of $105 million, or 4%, from year-end 2002. The decrease was primarily attributable to the transfer of the allowance for accrued fees on securitized credit card loans to Other Assets.

Part I
Item 2 (continued)

The residual component of the allowance was $842 million at March 31, 2003, an increase of $68 million, or 9%, from year-end 2002. Management views the residual component as necessary to address uncertainties inherent in the credit portfolio at March 31, 2003, primarily in the commercial portfolio.

At March 31, 2003, the residual component represented approximately 16% of the total allowance for loan losses, within the Firm’s target range of between 10% and 20%.

Lending-Related Commitments: To provide for the risk of loss inherent in the credit-extension process, management also computes specific and expected loss components, as well as a residual component, for lending-related commitments. These are computed using a methodology similar to that used for the loan portfolio, modified for expected maturities and probabilities of drawdown. This allowance, which is reported in Other Liabilities, was $436 million, $363 million and $281 million at March 31, 2003, December 31, 2002, and March 31, 2002, respectively. The allowance increased by $73 million in the first quarter of 2003 due to deterioration in the criticized portion of the Firm’s lending-related commitments. For the three months ended March 31, 2003, there were no charge-offs of lending-related commitments by the Firm.

Capital Allocation for Credit Risk
In the second quarter of 2003, the Firm will implement a revised capital measurement methodology for the assessment of credit risk capital allocated to its commercial credit portfolio, more closely aligning capital with market conditions, thereby assessing credit risk at both inception of a credit extension and on an ongoing market-driven basis. The Firm expects this approach to enhance the management of commercial credit risk, utilizing both the growing market in credit derivatives as well as secondary market loan sales. The Firm will emphasize current, market-based estimates of default likelihood and credit deterioration implied from credit spreads and equity prices, rather than historical averages. Concurrently, this assessment will incorporate the valuation impact of credit deterioration, as well as anticipated losses associated with default. Depending on market conditions, the Firm’s assessment of credit risk capital is expected to vary with changes in credit spreads in the market.

The revised methodology is expected to increase the amount of risk-based capital allocated to the commercial portfolio; this is expected to be implemented concurrent with changes in risk-based capital allocated for operational risk, business risk and private equity risk. The new methodologies may change the level of capital allocated to the business segments in relation to each other, but are not expected to result in a significant change in the total capital allocated to the businesses as a whole. See the Capital Management section on pages 42-43.

MARKET RISK MANAGEMENT

Risk management process
For a discussion of the Firm’s risk management process, see page 58 of the 2002 Annual Report.

Risk measurement
Value-at-Risk
JPMorgan Chase’s statistical risk measure, VAR, gauges the dollar amount of potential loss from adverse market moves in an ordinary market environment and provides a consistent cross-business measure of risk profiles and levels of risk diversification. Each business day, the Firm undertakes a comprehensive VAR calculation that includes its trading, investment and asset/liability (“A/L”) management activities. The Firm calculated the VAR numbers reported below using a one-day time horizon and a 99% confidence level. This means the Firm would expect to incur losses greater than that predicted by VAR estimates only once every 100 trading days, or about 2.5 times a year. For the quarter ended March 31, 2003, there were no days on which actual Firmwide market risk-related losses exceeded corporate VAR. For a further discussion of the Firm’s VAR methodology, see pages 58–60 of the 2002 Annual Report.

Part I
Item 2 (continued)

Although no single risk statistic can reflect all aspects of market risk, the table below provides a meaningful overview of the Firm’s market risk exposure arising from trading activities and the investment and A/L portfolios.

Aggregate Portfolio

	Three Months Ended March 31, 2003

	Average	Minimum	Maximum
	VAR	VAR	VAR	At March 31, 2003
(in millions)
Trading Portfolio
Interest Rate	$54.2	$44.6	$72.7	$57.9
Foreign Exchange	17.3	11.2	30.2	14.9
Equities	11.0	6.7	17.0	10.1
Commodities	2.2	1.7	3.0	2.3
Hedge Fund Investment	3.5	3.2	3.7	3.7
Less: Portfolio Diversification	(34.5)	NM	NM	(35.2)

Total Trading VAR	$53.7	$43.6	$69.0	$53.7
Investment Portfolio and A/L Activities(a)	113.2	81.2	204.1	93.0
Less: Portfolio Diversification	(41.5)	NM	NM	(28.2)

Total VAR(b)	$125.4	$83.7	$235.5	$118.5

	Three Months Ended December 31, 2002

	Average	Minimum	Maximum
	VAR	VAR	VAR	At December 31, 2002
(in millions)
Trading Portfolio
Interest Rate	$66.5	$54.9	$77.9	$64.2
Foreign Exchange	14.0	10.1	19.2	18.4
Equities	8.5	5.4	12.8	8.4
Commodities	2.1	1.6	2.9	1.9
Hedge Fund Investment	3.4	3.2	3.6	3.2
Less: Portfolio Diversification	(27.5)	NM	NM	(32.3)

Total Trading VAR	$67.0	$60.1	$79.9	$63.8
Investment Portfolio and A/L Activities(a)	100.4	68.3	139.0	107.5
Less: Portfolio Diversification	(37.0)	NM	NM	(60.0)

Total VAR(b)	$130.4	$100.6	$160.2	$111.3

(a)		Substantially all of the risk is interest rate-related.
(b)		Amounts exclude VAR related to the Firm’s private equity business. For a discussion of private equity risk management, see page 65 of the JPMorgan Chase 2002 Annual Report.
NM	–	Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect. In addition, JPMorgan Chase’s average and period-end VARs are less than the sum of the VARs of its market risk components due to risk offsets resulting from portfolio diversification.

The daily average Trading Portfolio VAR for the first quarter of 2003 was $53.7 million. The largest contributor was interest rate risk, which includes credit spread risk; before portfolio diversification, interest rate risk accounted for 61% of the average VAR. The diversification effect, which averaged $(34.5) million in the first quarter of 2003, reflects the fact that the largest losses for different positions and risks do not typically occur at the same time. The risk of a portfolio of positions is therefore usually less than the sum of the risks of the positions themselves. The degree of diversification is determined both by the extent to which different market variables tend to move together, and by the extent to which different businesses have similar positions. The decline in average Trading Portfolio VAR since the fourth quarter of 2002 was driven primarily by reduced position-taking in interest rate businesses.

VARs for the investment portfolio and A/L activities measure the amount of potential change in their economic value; however, they are not measures of reported revenues since those activities are not marked-to-market through earnings. The increase in average VAR for the investment portfolio and A/L activities since the fourth quarter of 2002 resulted primarily from refinements in measuring the spread between mortgage rates and Libor/swap rates and increased exposure to increasing interest rates.

Part I
Item 2 (continued)

Histogram
 The histogram below illustrates the Firm’s daily market risk-related revenue, defined as the daily change in value of the mark-to-market trading portfolios plus any trading-related Net Interest Income, brokerage commissions, underwriting fees or other revenue. The chart shows that the Firm posted positive daily market risk-related revenue for all 63 days of the first quarter of 2003, with 49 days exceeding $25 million. There were no losses sustained on any of the 63 trading days. The average daily market risk-related revenue during the first quarter of 2003 was $48.4 million.

To evaluate the soundness of its VAR model, the Firm conducts daily back-testing of VAR against actual financial results, based on daily market risk-related revenue. Since the Firm posted positive daily market risk-related revenue for all 63 days of the first quarter of 2003, there were no days when losses exceeded VAR.

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

Largest Monthly Stress Test Loss – Pre-Tax

	Three Months Ended March 31, 2003

	Average	Minimum	Maximum	At March 13, 2003
(in millions)
Stress Test Loss – Pre-Tax	$(599)	$(450)	$(834)	$(834)

Economic-value stress tests are performed at varying dates each month; the stress-test results at March 13, 2003, were mostly driven by exposures sensitive to a stress scenario in which interest rates rise in the major currencies and, at the same time, credit spreads increase and equity prices decline. The largest components of the stress-test results were long interest rate positions in North America and Europe, as well as interest rate option positions in North America. The long interest rate positions included government bonds, swaps and mortgages. The increase in average stress-test loss in the first quarter of 2003, versus the year ended December 31, 2002, was driven primarily by increased exposure to option positions. Subsequent to March 13, 2003, the Firm took actions to reduce its stress-test loss risk substantially by March 31, 2003.

Part I
Item 2 (continued)

It is important to note that VAR results cannot be directly correlated to stress-test loss results for three reasons. First, stress-test losses are calculated at varying dates each month, while VAR is performed daily and reported for the period-end date. Second, VAR and stress tests are two distinct risk measurements yielding very different loss potentials. Thus, although the same trading portfolios are used for both tests, VAR is based on a distribution of one-day historical losses measured over the most recent one year; in contrast, stress testing subjects the portfolio to more extreme, larger moves over a longer time horizon (i.e., 2–3 weeks). Third, as VAR and stress tests are distinct risk measurements, the impact of portfolio diversification can vary greatly. For VAR, markets can change in patterns over a one-year time horizon, moving from highly correlated to less so; in stress testing, the focus is on a single event and the associated correlations in an extreme market situation. As a result, while VAR over a given time horizon can be lowered by a diversification benefit in the portfolio, this benefit would not necessarily manifest itself in stress-test scenarios, which assume large coherent moves across all markets. For a further discussion of the Firm’s stress testing methodology see pages 60–61 of the 2002 Annual Report.

The Firm conducts both economic-value and Net Interest Income (“NII”) stress tests on its investment portfolios and A/L activities, which are not accounted for on a mark-to-market basis. The more conventional NII stress test measures the potential change in the Firm’s NII over the next year. For the quarter ended March 31, 2003, JPMorgan Chase’s largest potential NII stress-test loss was estimated at $292 million, primarily the result of potential compression in deposit spreads associated with further rate declines from the current low-rate environment. Economic-value stress tests measure the potential change in the value of these portfolios under the same scenarios used to evaluate the trading portfolios. For the quarter ended March 31, 2003, JPMorgan Chase’s largest potential economic-value stress-test loss on its investment portfolios and A/L activities, excluding consumer loans, was associated with a scenario that assumes a sharp widening in credit spreads and decreases in interest rates.

Other statistical and nonstatistical risk measures
 For a discussion of the Firm’s other risk measures, see page 61 of JPMorgan Chase’s 2002 Annual Report.

Capital allocation for market risk
 For a discussion of the Firm’s capital allocation for market risk, see page 61 of JPMorgan Chase’s 2002 Annual Report.

Risk monitoring and control
 For a discussion of the Firm’s risk monitoring and control process, including limits, qualitative risk assessments, model review, and policies and procedures, see page 62 of the 2002 Annual Report.

OPERATIONAL RISK MANAGEMENT

The Firm intends to implement a new risk-based capital allocation methodology for operational and business risks during the second quarter of 2003. This new methodology is expected to result in an overall lower amount of capital allocated to the businesses in respect of these risks. For a discussion of JPMorgan Chase’s operational risk management, refer to pages 63–64 of JPMorgan Chase’s 2002 Annual Report.

PRIVATE EQUITY RISK MANAGEMENT

The Firm intends to refine its methodology for measuring private equity risk during the second quarter of 2003. This is expected to result in a moderately higher amount of capital allocated to JPMP. For a discussion of JPMorgan Chase’s private equity risk management, refer to page 65 of JPMorgan Chase’s 2002 Annual Report.

SUPERVISION AND REGULATION

The following discussion should be read in conjunction with the Supervision and Regulation section on pages 1 through 6 of JPMorgan Chase’s 2002 Form 10-K.

Dividends
 JPMorgan Chase’s bank subsidiaries could pay dividends to their respective bank holding companies, without the approval of their relevant banking regulators, in amounts up to the limitations imposed upon such banks by regulatory restrictions. These limitations, in the aggregate, totaled approximately $2.4 billion at March 31, 2003.

Part I
Item 2 (continued)

CRITICAL ACCOUNTING ESTIMATES USED BY THE FIRM

The Firm’s accounting policies and use of estimates are integral to understanding the reported results. The Firm’s most complex accounting estimates require management’s judgment to ascertain the valuation of assets and liabilities. The Firm has established detailed policies and control procedures intended to ensure that valuation methods, including any judgments made as part of such methods, are well controlled, independently reviewed and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The Firm believes its estimates for determining the valuation of its assets and liabilities are appropriate. For a further description of the Firm’s critical accounting estimates involving significant management valuation judgments, see pages 65–67 and the Notes to Consolidated Financial Statements in JPMorgan Chase’s 2002 Annual Report.

Allowance for Credit Losses
 The Firm’s allowance for loan losses is sensitive to the risk rating assigned to a loan. Assuming, for all commercial loans, a one-notch downgrade in the Firm’s internal risk ratings, the allowance for loan losses for commercial loans would increase by approximately $800 million at March 31, 2003. This sensitivity analysis is hypothetical and should be used with caution. The purpose of this analysis is to provide an indication of the impact risk ratings have on the estimate of the allowance for loan losses for commercial loans. It is not intended to imply management’s expectation of future deterioration in risk ratings. Given the process the Firm follows in determining risk ratings of its loans, management believes the current risk ratings assigned to commercial loans are appropriate and the likelihood of a one-notch downgrade for all commercial loans is remote.

Trading and Available-for-Sale portfolios
 The following table summarizes the Firm’s trading and available-for-sale portfolios by valuation methodology at March 31, 2003:

	Trading Assets		Trading Liabilities

	Securities		Securities		AFS
	purchased(a)	Derivatives(b)	sold(a)	Derivatives(b)	securities

Fair value based on:
Quoted market prices	81%	4%	94%	4%	98%
Internal models with significant observable market parameters	15	93	5	93	2
Internal models with significant unobservable market parameters	4	3	1	3	—

Total	100%	100%	100%	100%	100%

(a)	Reflected as Debt and Equity instruments on the Firm’s Consolidated Balance Sheet.
(b)	Based on valuations of the Firm’s derivative portfolio prior to netting positions pursuant to FIN 39, as cross-product netting is not relevant to an analysis based upon valuation methodologies. Therefore, the above analysis is based on gross mark-to-market values.

NONEXCHANGE TRADED COMMODITY CONTRACTS AT FAIR VALUE

In the normal course of business, JPMorgan Chase uses nonexchange traded commodity contracts. To determine fair value, the Firm uses various fair value estimation techniques, which are primarily based on internal models with significant observable market parameters. The Firm’s nonexchange traded commodity contracts are primarily energy-related contracts. The following table summarizes the changes in fair value for nonexchange traded commodity contracts for the first quarter of 2003:

Part I
Item 2 (continued)

(in millions)	Asset position	Liability position

Net fair value of contracts outstanding at January 1, 2003	$1,938	$839
Effect of legally enforceable master netting agreements	1,279	1,289

Gross fair value of contracts outstanding at January 1, 2003	3,217	2,128
Contracts realized or otherwise settled during the period	(948)	(842)
Fair value of new contracts	75	99
Changes in fair values attributable to changes in valuation techniques and assumptions	—	—
Other changes in fair value	967	952

Gross fair value of contracts outstanding at March 31, 2003	3,311	2,337
Effect of legally enforceable master netting agreements	(1,360)	(1,409)

Net fair value of contracts outstanding at March 31, 2003	$1,951	$928

The following table indicates the schedule of maturities of nonexchange traded commodity contracts at March 31, 2003:

(in millions)	Asset position	Liability position

Maturity less than 1 year	$1,602	$1,488
Maturity 1–3 years	1,336	726
Maturity 4–5 years	317	117
Maturity in excess of 5 years	56	6

Gross fair value of contracts outstanding at March 31, 2003	3,311	2,337
Effects of legally enforceable master netting agreements	(1,360)	(1,409)

Net fair value of contracts outstanding at March 31, 2003	$1,951	$928

ACCOUNTING AND REPORTING DEVELOPMENTS

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

Based upon its current interpretation, the Firm believes that the effect of applying FIN 46 to entities originated prior to February 1, 2003, could be an increase of up to $25 billion in the Firm’s assets and liabilities, assuming no restructuring of existing vehicles. The increase primarily relates to multi-seller conduits; CDOs and similar vehicles for which the Firm or its affiliates act as the asset manager; and other entities in which the Firm’s trading functions have interests that absorb a majority of the expected loss. For further details, see Note 8. The Firm continues to assess restructuring alternatives associated with multi-seller conduits. In addition, due to the complexity of the new guidance and evolving interpretation among accounting professionals, the Firm continues to assess the accounting and disclosure impact of FIN 46 on all of its relationships with variable interest entities.

Accounting for trading derivatives
 In October 2002, the Emerging Issues Task Force concluded on Issue 02–03, which, effective January 1, 2003, precludes mark-to-market accounting for energy-related contracts that do not meet the definition of a derivative under SFAS 133 (i.e., transportation, storage, or capacity contracts). The Firm implemented this provision of EITF 02-03; its effect was immaterial to the Firm’s Consolidated Statement of Income. In November 2002, as part of the discussion of Issue 02–03, the FASB staff further confirmed their view that an entity should not recognize profit at the inception of a trade involving a derivative financial instrument in the absence of: (a) quoted market prices in an active market, (b) observable prices of other current market transactions or (c) other observable data supporting a valuation technique. The FASB intends in 2003 to continue its focus on issues relating to the fair value of financial instruments.

Derivative instruments and hedging activities
 In April 2003, the FASB issued SFAS 149, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. Specifically, SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Firm’s Consolidated Financial Statements.

Part I
Item 2 (continued)

J.P. MORGAN CHASE & CO.
FINANCIAL HIGHLIGHTS
(in millions, except per share data and ratios)

	First Quarter

		Over/(Under)
	2003	4Q 2002		1Q 2002
REPORTED BASIS
Revenue	$8,406	12%		11%
Noninterest expense	5,541	(23)		3
Provision for Credit Losses	743	(19)		(1)
Income tax expense	722	NM		43
Net income	$1,400	NM		43
Per Common Share
Net income per share
Basic	$0.69	NM		41%
Diluted	0.69	NM		44
Cash dividends	0.34	—%		—
Book value at period end	20.73	—		3
Performance Ratios(a)
Return on average assets	0.73%	NM		18	bp
Return on average common equity	13.4	NM		370
Capital Ratios
Tier 1 capital ratio	8.4%	20	bp	(20	)bp
Total capital ratio	12.2	20		(30)
Tier 1 leverage ratio	5.0	(10)		(40)
Selected Balance Sheet Items
Net loans	$212,256	1%		1%
Total assets	755,156	—		6
Deposits	300,667	(1)		7
Long-term debt(b)	48,290	7		13
Common stockholders’ equity	42,075	2		5
Total stockholders’ equity	43,084	2		5
Share price(c)
Close	$23.71	(1)%		(33)%
OPERATING BASIS(d)
Revenue	$8,863	12%		12%
Expense	5,541	1		9
Operating margin	3,322	35		18
Credit costs	1,200	(11)		12
Earnings	$1,400	92		22
Operating Performance
Shareholder value added	$148	NM		NM
Return on average common equity(a)	13.4%	660	bp	200	bp
Overhead ratio	63	(600)		(100)
Common dividend payout ratio	50	(4,600)		(1,000)
Selected Balance Sheet Items
Managed net loans	$243,655	1%		5%
Total managed assets	786,555	—		7

(a)	Based on annualized amounts.
(b)	Includes Guaranteed preferred beneficial interests in the Firm’s junior subordinated deferrable interest debentures.
(c)	JPMorgan Chase’s common stock is listed and traded on the New York Stock Exchange, the London Stock Exchange Limited and the Tokyo Stock Exchange. The closing prices of JPMorgan Chase’s common stock are from the New York Stock Exchange Composite Transaction Tape.
(d)	Includes credit card receivables that had been securitized. Amounts shown exclude merger and restructuring costs and special items.
bp – Denotes basis points; 100 bp equal 1%.
NM – Not meaningful

Part I
Item 2 (continued)

J.P. MORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEET, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

	First Quarter 2003			First Quarter 2002

	Average		Rate	Average		Rate
	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)

ASSETS
Deposits with Banks	$9,998	$63	2.58%	$12,326	$90	2.96%
Federal Funds Sold and Securities Purchased under Resale Agreements	87,657	474	2.19	81,004	490	2.45
Securities and Trading Assets	246,007	2,813	4.64 (a)	180,951	2,388	5.35 (a)
Securities Borrowed	38,654	97	1.02	41,739	183	1.77
Loans	215,882	2,835	5.32	217,847	3,154	5.87

Total Interest-Earning Assets	598,198	6,282	4.26	533,867	6,305	4.79
Allowance for Loan Losses	(5,498)			(4,964)
Cash and Due from Banks	16,718			19,821
Trading Assets – Derivative Receivables	86,447			66,832
Other Assets	82,373			103,090

Total Assets	$778,238			$718,646

LIABILITIES
Interest-Bearing Deposits	$225,389	$1,068	1.92%	$218,049	$1,339	2.49%
Federal Funds Purchased and Securities Sold under Repurchase Agreements	191,163	726	1.54	153,662	783	2.07
Commercial Paper	14,254	46	1.30	18,901	82	1.76
Other Borrowings(b)	68,453	842	4.99	67,408	799	4.81
Long-Term Debt	46,001	366	3.23	43,046	356	3.35

Total Interest-Bearing Liabilities	545,260	3,048	2.27	501,066	3,359	2.72

Noninterest-Bearing Deposits	74,345			67,990
Trading Liabilities – Derivative Payables	67,156			51,467
All Other Liabilities, Including the Allowance for Lending – Related Commitments	48,610			56,343

Total Liabilities	735,371			676,866

PREFERRED STOCK OF SUBSIDIARY(c)	—			354
STOCKHOLDERS’ EQUITY
Preferred Stock	1,009			1,009
Common Stockholders’ Equity	41,858			40,417

Total Stockholders’ Equity	42,867			41,426

Total Liabilities, Preferred Stock of Subsidiary and Stockholders’ Equity	$778,238			$718,646

INTEREST RATE SPREAD			1.99%			2.07%

NET INTEREST INCOME AND NET YIELD ON INTEREST-EARNING ASSETS		$3,234	2.19%		$2,946	2.24%

(a)	For the three months ended March 31, 2003, and March 31, 2002, the annualized rate for available-for-sale securities based on amortized cost was 4.70% and 5.60%, respectively, and the annualized rate for available-for-sale securities based on fair value was 4.62% and 5.58%, respectively.
(b)	Includes securities sold but not yet purchased.
(c)	On February 28, 2002, all outstanding shares were redeemed.

Part I
Item 2 (continued)

J.P. MORGAN CHASE & CO.
QUARTERLY CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share data)

	2003	2002

	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter

Noninterest Revenue
Investment Banking Fees	$616	$678	$545	$785	$755
Trading Revenue	1,232	585	(21)	731	1,299
Fees and Commissions	2,598	2,282	3,005	2,885	2,584
Private Equity Gains (Losses)	(221)	(68)	(315)	(125)	(238)
Securities Gains	485	747	578	124	114
Other Revenue	481	290	419	292	157

Total Noninterest Revenue	5,191	4,514	4,211	4,692	4,671

Interest Income	6,263	6,184	6,316	6,498	6,286
Interest Expense	3,048	3,203	3,580	3,616	3,359

Net Interest Income	3,215	2,981	2,736	2,882	2,927

Revenue before Provision for Credit Losses	8,406	7,495	6,947	7,574	7,598
Provision for Credit Losses	743	921	1,836	821	753

Total Net Revenue	7,663	6,574	5,111	6,753	6,845

Noninterest Expense
Compensation Expense	3,174	3,032	2,367	2,761	2,823
Occupancy Expense	496	425	478	365	338
Technology and Communications Expense	637	635	625	629	665
Amortization of Intangibles	74	82	80	92	69
Other Expense	1,160	1,294	1,168	1,118	1,208
Surety Settlement and Litigation Reserve	—	1,300	—	—	—
Merger and Restructuring Costs	—	393	333	229	255

Total Noninterest Expense	5,541	7,161	5,051	5,194	5,358

Income (Loss) Before Income Tax Expense	2,122	(587)	60	1,559	1,487
Income Tax Expense (Benefit)	722	(200)	20	531	505

Net Income (Loss)	$1,400	$(387)	$40	$1,028	$982

Net Income (Loss) Applicable to Common Stock	$1,387	$(399)	$27	$1,015	$969

Net Income (Loss) Per Common Share
Basic	$0.69	$(0.20)	$0.01	$0.51	$0.49

Diluted	$0.69	$(0.20)	$0.01	$0.50	$0.48

Part I
Item 2 (continued)

J.P. MORGAN CHASE & CO.
QUARTERLY CONSOLIDATED BALANCE SHEET
(in millions)

		March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
		2003	2002	2002	2002	2002

	ASSETS
	Cash and Due from Banks	$22,229	$19,218	$18,159	$21,878	$22,637
	Deposits with Banks	6,896	8,942	13,447	10,517	9,691
	Federal Funds Sold and Securities Purchased under Resale Agreements	69,764	65,809	63,748	71,740	76,719
	Securities Borrowed	39,188	34,143	35,283	48,429	40,880
Trading Assets:	Debt and Equity Instruments	146,783	165,199	151,264	159,746	144,992
	Derivative Receivables	86,649	83,102	87,518	69,858	63,224
	Securities	85,178	84,463	79,768	64,526	61,225
	Loans (Net of Allowance for Loan Losses)	212,256	211,014	206,215	207,080	209,541
	Private Equity Investments	8,170	8,228	8,013	8,229	8,553
	Accrued Interest and Accounts Receivable	12,962	14,137	14,550	15,351	14,053
	Premises and Equipment	6,719	6,829	6,752	6,596	6,304
	Goodwill	8,122	8,096	8,108	8,089	8,055
	Mortgage Servicing Rights	3,235	3,230	3,606	5,689	6,918
	Other Intangibles:
	Purchased Credit Card Relationships	1,205	1,269	1,337	1,426	1,508
	All Other Intangibles	294	307	311	313	327
	Other Assets	45,506	44,814	43,680	41,079	37,881

	TOTAL ASSETS	$755,156	$758,800	$741,759	$740,546	$712,508

	LIABILITIES
	Deposits:
	Noninterest-Bearing	$77,822	$82,029	$74,724	$73,529	$72,659
	Interest-Bearing	222,845	222,724	217,447	220,300	209,378

	Total Deposits	300,667	304,753	292,171	293,829	282,037
	Federal Funds Purchased and Securities Sold under Repurchase Agreements	160,221	169,483	154,745	162,656	152,837
	Commercial Paper	14,039	16,591	13,775	14,561	23,726
	Other Borrowed Funds	12,848	8,946	12,646	17,352	16,968
Trading Liabilities:	Debt and Equity Instruments	64,427	66,864	71,607	67,952	71,141
	Derivative Payables	64,804	66,227	70,593	55,575	44,997
	Accounts Payable, Accrued Expenses and Other Liabilities, Including the Allowance for Lending-Related Commitments	46,776	38,440	38,233	38,083	36,910
	Long-Term Debt	42,851	39,751	39,113	42,363	37,322
	Guaranteed Preferred Beneficial Interests in the Firm’s Junior Subordinated Deferrable Interest Debentures	5,439	5,439	5,439	5,439	5,439

	TOTAL LIABILITIES	712,072	716,494	698,322	697,810	671,377

	STOCKHOLDERS’ EQUITY
	Preferred Stock	1,009	1,009	1,009	1,009	1,009
	Common Stock	2,032	2,024	2,023	2,020	2,016
	Capital Surplus	12,477	13,222	13,113	13,111	12,783
	Retained Earnings	26,538	25,851	26,940	27,605	27,278
	Accumulated Other Comprehensive Income (Loss)	1,113	1,227	1,465	79	(909)
	Treasury Stock, at Cost	(85)	(1,027)	(1,113)	(1,088)	(1,046)

	TOTAL STOCKHOLDERS’ EQUITY	43,084	42,306	43,437	42,736	41,131

	TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$755,156	$758,800	$741,759	$740,546	$712,508

Part I
Item 2 (continued)

J.P. MORGAN CHASE & CO.
QUARTERLY SUPPLEMENTAL CREDIT-RELATED METRICS
(in millions, except ratios)

	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2003	2002	2002	2002	2002

Loans
U.S. Commercial	$54,156	$56,667	$62,901	$67,124	$64,068
Non-U.S. Commercial	34,290	34,881	34,585	37,577	37,684

Nonperforming Loans
U.S. Commercial	2,029	2,059	1,865	1,402	1,399
Non-U.S. Commercial	1,257	1,613	1,731	1,110	960

Net Loan Charge-Offs
U.S. Commercial	118	226	307	181	207
Non-U.S. Commercial	174	208	527	112	113

Net Loan Charge-Offs – Annualized
U.S. Commercial	0.86%	1.61%	1.95%	1.13%	1.24%
Non-U.S. Commercial	2.07	2.30	6.66	1.24	1.34

Part I
Item 2 (continued)

J.P. MORGAN CHASE & CO.
QUARTERLY LINES OF BUSINESS KEY PERFORMANCE METRICS
BUSINESS-RELATED METRICS
(in millions, except ratios and employees)

	Mar. 31,	Dec. 31,	Sept. 30,		June 30,	Mar. 31,
	2003	2002	2002		2002	2002

Investment Bank
Average Economic Capital	$19,099	$18,745	$17,655		$18,388	$18,890
Average Assets	523,675	515,605	494,810		503,368	467,714
Shareholder Value Added	363	(210)	(788)		(53)	200
Return on Economic Capital	20%	8%	NM		11%	16%
Overhead Ratio	56	69	67%		64	58
Overhead Ratio (excluding severance and related costs)	54	59	64		60	56
Compensation as % of revenue (excluding Severance and related costs)	33	32	30		34	32
Full-time Equivalent Employees	14,633	15,158	16,381		16,705	17,674

Treasury & Securities Services
Average Economic Capital	$3,046	$2,904	$2,952		$3,026	$2,943
Average Assets	19,590	19,277	15,940		18,915	16,974
Shareholder Value Added	56	47	121		84	55
Return on Economic Capital	19%	18%	28%		23%	20%
Overhead Ratio	77	78	69		74	77
Assets under Custody (in billions)	$6,269	$6,336	$6,251		$6,417	$6,428
Full-time Equivalent Employees	14,357	14,445	14,745		14,867	15,257
Operating Revenue by Business:
Treasury Services	$496	$478	$482		$454	$459
Investor Services	346	340	390		423	386
Institutional Trust Services	207	228	223		224	205
Other	(83)	(84)	(38	)(a)	(82)	(82)

Total	$966	$962	$1,057		$1,019	$968

Chase Financial Services
Average Economic Capital	$10,331	$10,371	$10,488		$10,433	$10,142
Average Managed Assets(b)	202,358	188,479	178,826		175,556	175,593
Shareholder Value Added	396	179	470		358	205
Return on Economic Capital	28%	19%	30%		26%	20%
Overhead Ratio	47	51	44		47	50
Full-time Equivalent Employees	44,393	43,612	42,910		42,642	42,331

Investment Management & Private Banking
Average Economic Capital	$6,044	$6,148	$6,044		$6,180	$6,108
Average Assets	33,577	33,522	34,968		36,478	38,007
Shareholder Value Added	(116)	(144)	(86)		(75)	(53)
Tangible Shareholder Value Added	9	(15)	43		53	74
Return on Economic Capital	4%	3%	6%		7%	8%
Tangible Return on Economic Capital	14	9	21		22	27
Overhead Ratio	88	94	80		78	75
Pre-Tax Margin Ratio(c)	11	4	17		19	22
Full-time Equivalent Employees	7,511	7,828	8,081		8,103	8,022
Total Assets under Management	$495	$515	$501		$545	$586
Total Assets under Supervision	622	644	632		685	733

JPMorgan Partners
Average Economic Capital	$5,055	$5,210	$5,292	$5,392	$5,609
Average Assets	9,428	9,629	9,404	9,611	10,074
Shareholder Value Added	(413)	(300)	(485)	(378)	(461)
Full-time Equivalent Employees	342	357	364	357	338

(a)		Includes a gain of approximately $50 million on the sale of CEDEL.
(b)		Includes credit card receivables that had been securitized.
(c)		Measures the percentage of operating earnings before taxes to total operating revenue.
NM	–	Not meaningful

Part I
Item 2 (continued)

J.P. MORGAN CHASE & CO.
QUARTERLY CHASE FINANCIAL SERVICES BUSINESS-RELATED METRICS

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(Revenue, Expense and Earnings in millions)	2003	2002	2002	2002	2002

Chase Home Finance
Operating Revenue	$1,143	$646	$977	$776	$530
Operating Expense	360	379	310	313	298
Operating Earnings	435	152	390	265	130
Originations (in billions):
Retail, Wholesale and Correspondent	41	40	29	22	23
Correspondent Negotiated Transactions	21	21	7	5	10
Loans Serviced (in billions)	432	426	435	436	426
End-of-Period Outstandings (in billions)	67.3	63.6	55.6	53.6	54.4
Total Average Loans Owned (in billions)	64.4	59.7	54.2	54.1	56.9
Number of Customers (in millions)	4.0	4.0	4.0	4.0	4.0
MSR Carrying Value (in billions)	$3.2	$3.2	$3.6	$5.7	$6.9
Net Charge-Off Ratio	0.20%	0.27%	0.21%	0.30%	0.21%
Overhead Ratio	31	59	32	40	56

Chase Cardmember Services – Managed Basis
Operating Revenue	$1,475	$1,579	$1,563	$1,493	$1,359
Operating Expense	534	606	545	523	482
Operating Earnings	157	147	237	170	142
End-of-Period Outstandings (in billions)	50.6	51.1	51.1	49.5	48.9
Average Outstandings (in billions)	50.9	50.7	50.4	48.9	46.3
Total Purchases & Cash Advances(a) (in billions)	20.7	21.2	23.0	20.9	18.9
Total Accounts (in millions)	29.8	29.2	28.6	28.1	27.7
Active Accounts (in millions)	16.5	16.5	16.5	16.3	16.5
Net Charge-Off Ratio	5.87%	5.75%	5.59%	6.41%	5.82%
30+ Day Delinquency Rate	4.59	4.67	4.47	4.17	4.58
Overhead Ratio	36	38	35	35	35

Chase Auto Finance
Operating Revenue	$201	$190	$167	$167	$172
Operating Expense	67	65	61	61	61
Operating Earnings	40	37	26	80	31
Loan and Lease Receivables (in billions)	41.1	37.4	33.8	29.3	29.4
Average Loan and Lease Receivables (in billions)	39.6	35.8	31.5	29.6	29.9
Auto Origination Volume (in billions)	7.4	6.8	7.6	5.2	5.8
Auto Market Share	6.7%	5.7%	5.8%	5.1%	5.2%
Net Charge-Off Ratio	0.48	0.53	0.59	0.38	0.53
Overhead Ratio	33	34	37	36	35

Chase Regional Banking
Operating Revenue	$630	$692	$697	$709	$724
Operating Expense	561	564	546	551	557
Operating Earnings	35	78	76	88	112
Total Average Deposits (in billions)	72.6	70.1	70.1	69.9	69.2
Total Average Assets under Management(b) (in billions)	105.3	102.6	102.6	104.3	104.8
Number of Branches	527	528	533	533	538
Number of ATMs	1,870	1,876	1,884	1,878	1,895
Number of Online Customers (in thousands)	1,259	1,185	1,128	1,066	1,003
Overhead Ratio	89%	82%	78%	78%	77%

Chase Middle Market
Operating Revenue	$369	$365	$384	$369	$376
Operating Expense	210	222	198	208	204
Operating Earnings	96	63	102	97	89
Total Average Loans (in billions)	14.3	14.1	13.7	13.5	13.6
Total Average Deposits (in billions)	28.0	25.8	24.0	24.0	22.7
Nonperforming Average Loans as a % of Total Average Loans	1.47%	1.59%	1.95%	1.89%	2.20%
Overhead Ratio	57	61	52	57	54

(a)	Sum of total customer purchases, cash advances and balance transfers.
(b)	Assets under management include deposits.

Part I
Item 2 (continued)

GLOSSARY OF TERMS

APB: Accounting Principles Board opinion.

APB 25: “Accounting for Stock Issued to Employees.”

Chase USA: Chase Manhattan Bank USA, National Association.

Criticized: An indication of credit quality based on JPMorgan Chase’s internal risk assessment system. “Criticized” assets generally represent a risk profile similar to a rating of a CCC+/Caa1 or lower, as defined by independent rating agencies.

EITF: Emerging Issues Task Force.

EITF Issue 02-03: “Accounting for Contracts Involved in Energy Trading and Risk Management Activities.”

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

FIN 46: FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.”

Investment Grade: An indication of credit quality based on JPMorgan Chase’s internal risk assessment system. “Investment grade” generally represents a risk profile similar to a rating of a BBB-/Baa3 or better, as defined by independent rating agencies.

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

SFAS 107: “Disclosures about Fair Value of Financial Instruments.”

SFAS 123: “Accounting for Stock-Based Compensation.”

SFAS 133: “Accounting for Derivative Instruments and Hedging Activities.”

SFAS 140: “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125.”

SFAS 142: “Goodwill and Other Intangible Assets.”

SFAS 149: “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.”

Shareholder Value Added (“SVA”): Represents operating earnings minus preferred dividends and an explicit charge for capital.

Special Items: All amounts are on a pre-tax basis. There were no special items in the first quarter of 2003. The fourth quarter of 2002 included a $1.3 billion charge for the Enron surety settlement and litigation reserve and $393 million in merger and restructuring costs. The first quarter of 2002 included $255 million in merger and restructuring costs.

Stress Testing: A scenario that measures market risk under unlikely but plausible events in abnormal markets.

Tangible Return on Economic Capital: Excludes the impact of goodwill on operating earnings and average economic capital.

Tangible Shareholder Value Added: Excludes the impact of goodwill on operating earnings and capital charges.

U.S. GAAP: Accounting principles generally accepted in the United States of America.

Value-at-Risk (“VAR”): A measure of the dollar amount of potential loss from adverse market moves in an ordinary market environment.

Part I
Item 2 (continued)

IMPORTANT FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. These uncertainties include: the risk of adverse movements or volatility in the debt and equity securities markets or in interest or foreign exchange rates or indices; the risk of adverse impacts from an economic downturn; the risk of a downturn in domestic or foreign securities and in trading conditions or markets; the risks involved in deal completion, including an adverse development affecting a customer or the inability by a customer to receive a regulatory approval; the risks associated with increased competition; the risks associated with unfavorable political and diplomatic developments; the risks associated with adverse changes in domestic or foreign governmental or regulatory policies, including adverse interpretations of regulatory guidelines; the risk that material litigation or investigations will be determined adversely to the Firm; the risk that a downgrade in the Firm’s credit ratings will adversely affect the Firm’s businesses or investor sentiment; the risk that management’s assumptions and estimates used in applying the Firm’s critical accounting policies prove unreliable, inaccurate or not predictive of actual results; the risk that the Firm’s business continuity plans or data security systems prove not to be sufficiently adequate; the risk that external vendors are unable to fulfill their contractual obligations to the Firm; the risk that the merger integration will not be successful or that the revenue synergies and cost savings anticipated from the merger may not be fully realized or may take longer to realize than expected; the risk that the integration process may result in the disruption of ongoing business or in the loss of key employees or may adversely affect relationships with employees, clients or suppliers; the risk that the credit, market, liquidity, private equity and operational risks associated with the various businesses of JPMorgan Chase are not successfully managed; or other factors affecting operational plans. Additional factors that could cause results to differ materially from those described in the forward-looking statements can be found in the JPMorgan Chase Annual Report on Form 10-K for the year-ended December 31, 2002, filed with the Securities and Exchange Commission and available at the Securities and Exchange Commission’s internet site (http://www.sec.gov).

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

Item 3 Quantitative and Qualitative Disclosures about Market Risk

For a discussion of the quantitative and qualitative disclosures about market risk, see the Market Risk Management section of the MD&A on pages 54–57.

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

Part II – OTHER INFORMATION

Item 1 Legal Proceedings
Enron litigation. JPMorgan Chase is involved in a number of lawsuits and investigations arising out of its banking relationships with Enron Corp. and its subsidiaries (“Enron”). On January 2, 2003, the Firm settled its dispute with 11 insurance companies that had issued surety bonds guaranteeing obligations of Enron Corp., and received from the insurance companies $502 million in cash and $75 million of unsecured claims. Still pending in London is a lawsuit by the Firm against Westdeutsche Landesbank Girozentrale seeking to compel payment of $165 million under an Enron-related letter of credit issued by the bank.

Actions involving Enron have also been initiated by other parties against JPMorgan Chase and its directors and certain of its officers. These lawsuits include a series of purported class actions brought on behalf of shareholders of Enron, including the lead action captioned Newby v. Enron Corp., and a series of purported class actions brought on behalf of Enron employees who participated in various employee stock ownership plans, including the lead action captioned Tittle v. Enron Corp., both of which are pending in U.S. District Court in Houston. The consolidated complaint filed in Newby named as defendants, among others, JPMorgan Chase, several other investment banking firms, two law firms, Enron’s former accountants and affiliated entities and individuals and other individual defendants, including present and former officers and directors of Enron, and it purports to allege claims against JPMorgan Chase and the other defendants under federal and state securities laws. The Tittle complaint named as defendants, among others, JPMorgan Chase, several other investment banking firms, a law firm, Enron’s former

Part II
Item 1 (continued)

accountants and affiliated entities and individuals and other individual defendants, including present and former officers and directors of Enron and purports to allege claims against JPMorgan Chase and certain other defendants under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and state common law. On December 20, 2002, the Court denied the motions of JPMorgan Chase and other defendants to dismiss the Newby action. Additional actions against JPMorgan Chase or its affiliates relating to Enron have been filed. These actions include a purported consolidated class action lawsuit by JPMorgan Chase stockholders alleging that JPMorgan Chase issued false and misleading press releases and other public documents relating to Enron in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder; shareholder derivative actions alleging breaches of fiduciary duties and alleged failures to exercise due care and diligence by the Firm’s directors and named officers in the management of JPMorgan Chase; and various actions in disparate courts by Enron investors and creditors alleging state law and common law claims against JPMorgan Chase and many other defendants.

In addition, a number of federal, state and local regulatory and law enforcement authorities and Congressional committees, and an examiner appointed in the Enron bankruptcy case, have initiated investigations of Enron and of certain of the Firm’s financial transactions with Enron. In that regard, the Firm has delivered, or is currently in the process of delivering, voluntarily and pursuant to subpoena, information to the House Energy and Commerce Committee, the Senate Government Affairs Committee, the Senate Permanent Subcommittee on Investigations, U.S. Representative Henry Waxman, the Securities and Exchange Commission, the Federal Reserve Bank of New York, the New York State Banking Department, the New York County District Attorney’s Office, the U.S. Department of Justice and the Enron bankruptcy examiner. The Firm has been informed by the staff of the SEC that it intends to recommend a civil action against JPMorgan Chase arising from certain of its transactions with Enron. The Firm intends to continue to cooperate with these authorities and with such other agencies and authorities as may request information from JPMorgan Chase. The Firm is in discussions with the staff of the SEC and with certain of these other authorities to seek to resolve their investigations of the Firm’s transactions with Enron.

WorldCom litigation. J.P. Morgan Securities Inc. (“JPMSI”) and JPMorgan Chase have been named as defendants in 44 actions that were filed in either United States District Courts or state courts in 16 states and in one arbitral panel beginning in July 2002 arising out of alleged accounting irregularities in the books and records of WorldCom Inc. Plaintiffs in these actions are individual and institutional investors, including state pension funds, who purchased debt securities issued by WorldCom pursuant to public offerings in 1997, 1998, 2000 and 2001. JPMSI acted as an underwriter of the 1998, 2000 and 2001 offerings and was an initial purchaser in the December 2000 private bond offering. In addition to JPMSI, JPMorgan Chase and, in one action, J.P. Morgan Securities Ltd. (“JPMSL”) in its capacity as one of the underwriters of the international tranche of the 2001 offering, the defendants in various of the actions include other underwriters, certain executives of WorldCom and WorldCom’s auditors. In the actions, plaintiffs allege that defendants either knew or were reckless or negligent in not knowing that the securities were sold to plaintiffs on the basis of misrepresentations and omissions of material facts concerning the financial condition of WorldCom. The complaints against JPMorgan Chase, JPMSI and JPMSL assert claims under federal and state securities laws, other state statutes and under common law theories of fraud and negligent misrepresentation.

Commercial Financial Services litigation. JPMSI (formerly known as Chase Securities, Inc.) has been named as a defendant in 13 actions that were filed in or transferred to the United States District and Bankruptcy Courts for the Northern District of Oklahoma or filed in Oklahoma state court beginning in October 1999 arising out of the failure of Commercial Financial Services, Inc. (“CFSI”). Plaintiffs in these actions are institutional investors who purchased over $2.0 billion in original face amount of asset-backed securities issued by CFSI. The securities were backed by delinquent credit card receivables. In addition to JPMSI, the defendants in various of the actions are the founders and key executives of CFSI, as well as its auditors and outside counsel. JPMSI is alleged to have been the investment banker to CFSI and to have acted as an initial purchaser and as placement agent in connection with the issuance of certain of the securities. Plaintiffs allege that defendants either knew or were reckless in not knowing that the securities were sold to plaintiffs on the basis of misleading misrepresentations and omissions of material facts. The complaints against JPMSI assert claims under the Securities Exchange Act of 1934, the Oklahoma Securities Act and under common law theories of fraud and negligent misrepresentation. In the actions against JPMSI, damages in the amount of approximately $1.6 billion, allegedly suffered as a result of defendants’ misrepresentations and omissions, plus punitive damages, are being claimed. CFSI has commenced an action against JPMSI in Oklahoma state court and has asserted claims against JPMSI for professional negligence and breach of fiduciary duty. CFSI alleges that JPMSI failed to detect and prevent its insolvency. CFSI seeks unspecified damages.

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

Part II
Item 1 (continued)

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

Research analysts’ conflicts. On December 20, 2002, the Firm reached an agreement in principle with the SEC, the NASD, the New York Stock Exchange, the New York State Attorney General’s Office, and the North American Securities Administrators Association, on behalf of state securities regulators, to resolve their investigations of JPMorgan Chase relating to research analyst independence. Pursuant to the agreement in principle, JPMorgan Chase will agree, among other things: (i) to pay $50 million for retrospective relief, (ii) to adopt internal structural and operational reforms that will further augment the steps it has already taken to ensure the integrity of JPMorgan Chase analyst research, (iii) to contribute $25 million spread over five years to provide independent third-party research to clients and (iv) to contribute $5 million towards investor education. Mutually satisfactory settlement documents have been negotiated and approved by the SEC, the NYSE, the NASD and the Texas State Securities Board. In due course, it is anticipated that mutually satisfactory settlement documents will be negotiated in the remaining states. They must be approved by the SEC and state regulatory authorities.

Litigation reserve and other. During the fourth quarter of 2002, the Firm established a reserve of $900 million related to costs anticipated to be incurred in connection with the various private litigations and regulatory inquiries involving Enron and the other material legal actions, proceedings and investigations discussed above. This reserve represents management’s best estimate, after consultation with counsel, of the current probable aggregate costs associated with these matters. Of the $900 million, $600 million has been allocated to the various cases, proceedings and investigations associated with Enron. The balance of $300 million has been allocated to the various litigations, proceedings and investigations involving the Firm’s debt and equity underwriting activities and equity research practices, and includes the $80 million settlement in December 2002 relating to equity research practices. It is possible that the reserve could be subject to revision in the future. As of March 31, 2003, there have been no material charges against the reserve.

In addition to the various cases, proceedings and investigations for which the reserve has been established, JPMorgan Chase and its subsidiaries are named as defendants in a number of other legal actions and governmental proceedings arising in connection with their respective businesses. Additional actions, investigations or proceedings may be brought from time to time in the future. In view of the inherent difficulty of predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages or where the cases present novel legal theories or involve a large number of parties, the Firm cannot state with confidence what the eventual outcome of the pending matters (including the pending matters as to which the reserve has been established) will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties related to each pending matter may be. Subject to the foregoing caveat, JPMorgan Chase anticipates, based upon its current knowledge, after consultation with counsel and after taking into account the establishment of the aforementioned $900 million reserve, that the outcome of the legal actions, proceedings and investigations currently pending against it should not have a material adverse effect on the consolidated financial condition of the Firm, although the outcome of a particular proceeding or the imposition of a particular fine or penalty may be material to JPMorgan Chase’s operating results for a particular period depending upon, among other factors, the size of the loss or liability and the level of JPMorgan Chase’s income for that period.

Item 2 Changes in Securities and Use of Proceeds
During the first quarter of 2003, shares of common stock of J.P. Morgan Chase & Co. were issued in transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof. Shares of common stock were issued to retired directors who had deferred receipt of such common stock pursuant to the Deferred Compensation Plan for Non-Employee Directors as follows: January 2, 2003 – 2,973 shares. Shares of common stock were issued to retired employees who had deferred receipt of such common shares pursuant to the Corporate Performance Incentive Plan as follows: January 28, 2003 – 58,282 shares; February 21, 2003 – 1,107 shares; March 4, 2003 – 1,690 shares; March 20, 2003 – 916 shares.

Part II
Item 6

Item 6 Exhibits and Reports on Form 8-K

(A)	Exhibits:

12(a)	–	Computation of Ratio of Earnings to Fixed Charges
12(b)	–	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements
99.1	–	Certification
99.2	–	Certification
99.3	–	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)	Reports on Form 8-K:

JPMorgan Chase filed three reports on Form 8-K during the quarter ended March 31, 2003, as follows:

Form 8-K filed January 2, 2003: JPMorgan Chase announced that it had settled its dispute with all eleven insurance companies that had issued surety bonds guaranteeing obligations of Enron Corp. JPMorgan Chase also announced it had finalized an outsourcing agreement with IBM.

Form 8-K filed January 24, 2003: Press release regarding fourth quarter and full year 2002 results.

Form 8-K filed March 19, 2003: JPMorgan Chase provided the statements of the Principal Executive Officer and the Principal Financial Officer pursuant to the Sarbanes-Oxley Act of 2002 and the Section 21(a) Order of the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.P. MORGAN CHASE & CO.

(Registrant)

Date: May 13, 2003
	By	/s/ Joseph L. Sclafani

Joseph L. Sclafani

Executive Vice President and Controller
[Principal Accounting Officer]

INDEX TO EXHIBITS

SEQUENTIALLY NUMBERED

EXHIBIT NO.	EXHIBITS	PAGE AT WHICH LOCATED

12(a)	Computation of Ratio of Earnings to Fixed Charges	74

12(b)	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements	75

99.1	Certification	76

99.2	Certification	77

The following exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. In addition, Exhibit No. 99.3 shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

99.3	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	78