Form 10-Q
period 2003-06-30
J P MORGAN CHASE & CO
filed 2003-08-12
CIK 19617

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2003	Commission file number 1-5805

J.P. MORGAN CHASE & CO.
(Exact name of registrant as specified in its charter)

Delaware	13-2624428
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

270 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 270-6000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [   ]

Common Stock, $1 Par Value	2,036,599,396

Number of shares outstanding of each of the issuer’s classes of common stock on July 31, 2003.

FORM 10-Q

TABLE OF CONTENTS

		Page
Part I — Financial Information

Item 1	Consolidated financial statements — J.P. Morgan Chase & Co.:

	Consolidated statement of income (Unaudited) for the three and six months ended June 30, 2003, and June 30, 2002	3

	Consolidated balance sheet (Unaudited) at June 30, 2003, and December 31, 2002	4

	Consolidated statement of changes in stockholders’ equity (Unaudited) for the six months ended June 30, 2003, and June 30, 2002	5

	Consolidated statement of cash flows (Unaudited) for the six months ended June 30, 2003, and June 30, 2002	6

	Notes to consolidated financial statements (Unaudited)	7-24

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-77

	Glossary of Terms	78-79

	Important Factors That May Affect Future Results	80

Item 3	Quantitative and Qualitative Disclosures about Market Risk	80

Item 4	Controls and Procedures	80

Part II — Other Information

Item 1	Legal Proceedings	80-83

Item 2	Changes in Securities and Use of Proceeds	83

Item 4	Submission of Matters to a Vote of Security Holders	83-84

Item 6	Exhibits and Reports on Form 8-K	84

The Management’s Discussion and Analysis included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of J.P. Morgan Chase & Co.’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause J.P. Morgan Chase & Co.’s results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties are described herein and in J.P. Morgan Chase & Co.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission and available at the Securities and Exchange Commission’s internet site (www.sec.gov), to which reference is hereby made.

Part I
Item 1

J.P. MORGAN CHASE & CO.
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(in millions, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002

Noninterest revenue
Investment banking fees	$779	$785	$1,395	$1,540
Trading revenue	1,477	731	2,709	2,030
Fees and commissions	2,479	2,885	5,077	5,469
Private equity gains (losses)	(29)	(125)	(250)	(363)
Securities gains	768	124	1,253	238
Other revenue	497	292	978	449

Total noninterest revenue	5,971	4,692	11,162	9,363

Interest income	5,871	6,498	12,134	12,784
Interest expense	2,808	3,616	5,856	6,975

Net interest income	3,063	2,882	6,278	5,809

Revenue before provision for credit losses	9,034	7,574	17,440	15,172
Provision for credit losses	435	821	1,178	1,574

Total net revenue	8,599	6,753	16,262	13,598

Noninterest expense
Compensation expense	3,231	2,761	6,405	5,584
Occupancy expense	543	365	1,039	703
Technology and communications expense	732	629	1,369	1,294
Other expense	1,226	1,210	2,460	2,487
Surety settlement and litigation reserve	100	—	100	—
Merger and restructuring costs	—	229	—	484

Total noninterest expense	5,832	5,194	11,373	10,552

Income before income tax expense	2,767	1,559	4,889	3,046
Income tax expense	940	531	1,662	1,036

Net income	$1,827	$1,028	$3,227	$2,010

Net income applicable to common stock	$1,815	$1,015	$3,202	$1,984

Average common shares outstanding
Basic	2,006	1,983	2,003	1,980
Diluted	2,051	2,016	2,036	2,011
Net income per common share
Basic	$0.90	$0.51	$1.60	$1.00
Diluted	0.89	0.50	1.57	0.99
Cash dividends per common share	0.34	0.34	0.68	0.68

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

Part I
Item 1 (continued)

J.P. MORGAN CHASE & CO.
CONSOLIDATED BALANCE SHEET (Unaudited)
(in millions, except share data)

	June 30,	December 31,
	2003	2002

Assets
Cash and due from banks	$23,398	$19,218
Deposits with banks	10,393	8,942
Federal funds sold and securities purchased under resale agreements	69,748	65,809
Securities borrowed	41,067	34,143
Trading assets:
Debt and equity instruments (including assets pledged of $59,303 at June 30, 2003, and $88,900 at December 31, 2002)	139,275	165,199
Derivative receivables	93,602	83,102
Securities:
Available-for-sale (including assets pledged of $50,254 at June 30, 2003, and $50,468 at December 31, 2002)	82,281	84,032
Held-to-maturity (fair value: $284 at June 30, 2003, and $455 at December 31, 2002)	268	431
Loans (net of allowance for loan losses of $5,087 at June 30, 2003, and $5,350 at December 31, 2002)	222,307	211,014
Private equity investments	7,901	8,228
Accrued interest and accounts receivable	13,459	14,137
Premises and equipment	6,658	6,829
Goodwill	8,132	8,096
Mortgage servicing rights	2,967	3,230
Other intangibles:
Purchased credit card relationships	1,141	1,269
All other intangibles	320	307
Other assets	79,686	44,814

Total assets	$802,603	$758,800

Liabilities
Deposits:
U.S.:
Noninterest-bearing	$82,077	$74,664
Interest-bearing	115,994	109,743
Non-U.S.:
Noninterest-bearing	6,019	7,365
Interest-bearing	114,158	112,981

Total deposits	318,248	304,753
Federal funds purchased and securities sold under repurchase agreements	155,330	169,483
Commercial paper	12,382	16,591
Other borrowed funds	12,176	8,946
Trading liabilities:
Debt and equity instruments	72,825	66,864
Derivative payables	72,831	66,227
Accounts payable, accrued expenses and other liabilities (including the allowance for lending-related commitments of $384 at June 30, 2003, and $363 at December 31, 2002)	64,072	38,440
Long-term debt	44,479	39,751
Guaranteed preferred beneficial interests in the Firm’s junior subordinated deferrable interest debentures	5,439	5,439

Total liabilities	757,782	716,494

Commitments and contingencies (see Note 19 of this Form 10-Q)

Stockholders’ equity
Preferred stock	1,009	1,009
Common stock (authorized 4,500,000,000 shares, issued 2,036,469,428 shares at June 30, 2003, and 2,023,566,387 shares at December 31, 2002)	2,036	2,024
Capital surplus	12,898	13,222
Retained earnings	27,633	25,851
Accumulated other comprehensive income	1,293	1,227
Treasury stock, at cost (1,357,740 shares at June 30, 2003, and 24,859,844 shares at December 31, 2002)	(48)	(1,027)

Total stockholders’ equity	44,821	42,306

Total liabilities and stockholders’ equity	$802,603	$758,800

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

Part I
Item 1 (continued)

J.P. MORGAN CHASE & CO.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(in millions, except per share data)

	Six Months Ended June 30,
	2003	2002

Preferred stock
Balance at beginning of year and end of period	$1,009	$1,009

Common stock
Balance at beginning of year	2,024	1,997
Issuance of common stock	12	23

Balance at end of period	2,036	2,020

Capital surplus
Balance at beginning of year	13,222	12,495
Shares issued and commitments to issue common stock for employee stock-based awards and related tax effects	(324)	616

Balance at end of period	12,898	13,111

Retained earnings
Balance at beginning of year	25,851	26,993
Net income	3,227	2,010
Cash dividends declared:
Preferred stock	(25)	(26)
Common stock ($0.68 per share each period)	(1,420)	(1,372)

Balance at end of period	27,633	27,605

Accumulated other comprehensive income (loss)
Balance at beginning of year	1,227	(442)
Other comprehensive income	66	521

Balance at end of period	1,293	79

Treasury stock, at cost
Balance at beginning of year	(1,027)	(953)
Reissuances from treasury stock	1,082	—
Forfeitures to treasury stock	(103)	(135)

Balance at end of period	(48)	(1,088)

Total stockholders’ equity	$44,821	$42,736

Comprehensive income
Net income	$3,227	$2,010
Other comprehensive income	66	521

Total comprehensive income	$3,293	$2,531

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

Part I
Item 1 (continued)

J.P. MORGAN CHASE & CO.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended June 30,
	2003	2002

Operating activities
Net income	$3,227	$2,010
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	1,178	1,574
Litigation reserves	100	—
Depreciation and amortization	2,150	1,459
Private equity unrealized losses and write-offs	253	343
Net change in:
Trading assets	15,888	(40,462)
Securities borrowed	(6,924)	(11,849)
Accrued interest and accounts receivable	686	(547)
Other assets	(35,358)	9,091
Trading liabilities	12,599	14,720
Accounts payable, accrued expenses and other liabilities	25,664	(10,079)
Other, net	(1,179)	387

Net cash provided by (used in) operating activities	18,284	(33,353)

Investing activities
Net change in:
Deposits with banks	(1,451)	2,226
Federal funds sold and securities purchased under resale agreements	(3,939)	(8,013)
Loans due to sales and securitizations	75,512	46,109
Other loans, net	(88,804)	(42,324)
Other, net	1,172	(1,512)
Held-to-maturity securities: Proceeds	129	57
Purchases	—	(32)
Available-for-sale securities: Proceeds from maturities	5,816	1,768
Proceeds from sales	180,902	85,234
Purchases	(185,594)	(89,760)
Cash used in acquisitions	(23)	(72)
Proceeds from divestitures of nonstrategic businesses and assets	49	70

Net cash used in investing activities	(16,231)	(6,249)

Financing activities
Net change in:
U.S. deposits	13,776	(4,072)
Non-U.S. deposits	(169)	4,251
Federal funds purchased and securities sold under repurchase agreements	(14,153)	34,211
Commercial paper and other borrowed funds	(979)	2,568
Other, net	32	418
Proceeds from the issuance of long-term debt and capital securities	8,998	10,558
Repayments of long-term debt	(4,878)	(7,663)
Net issuance of stock and stock-based awards	667	504
Redemption of preferred stock of subsidiary	—	(550)
Cash dividends paid	(1,422)	(1,374)

Net cash provided by financing activities	1,872	38,851

Effect of exchange rate changes on cash and due from banks	255	29
Net increase in cash and due from banks	4,180	(722)
Cash and due from banks at December 31, 2002 and 2001	19,218	22,600

Cash and due from banks at June 30, 2003 and 2002	$23,398	$21,878
Cash interest paid	$5,935	$6,369
Taxes paid (refunds)	$(366)	$740

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

Part I
Item 1 (continued)

See Glossary of Terms on pages 78-79 of this Form 10-Q for definition of terms used throughout the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accounting and financial reporting policies of J.P. Morgan Chase & Co. (“JPMorgan Chase” or the “Firm”) and its subsidiaries conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and prevailing industry practices for interim reporting. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The unaudited consolidated financial statements prepared in conformity with U.S. GAAP require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expense and disclosure of contingent assets and liabilities. Actual results could be different from these estimates. In addition, certain amounts have been reclassified to conform to the current presentation. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2002 (“2002 Annual Report”).

NOTE 2 — TRADING ASSETS AND LIABILITIES

For a discussion of the accounting policies relating to trading assets and liabilities, see Note 3 on pages 76-77 of JPMorgan Chase’s 2002 Annual Report.

The following table presents Trading assets and Trading liabilities for the dates indicated:

	June 30,	December 31,
(in millions)	2003	2002
Trading assets
Debt and equity instruments:
U.S. Government, federal agencies and municipal securities	$50,448	$68,906
Certificates of deposit, bankers’ acceptances and commercial paper	3,740	4,545
Debt securities issued by Non-U.S. governments	25,775	29,709
Corporate securities and other	59,312	62,039

Total trading assets — debt and equity instruments	$139,275	$165,199

Derivative receivables:
Interest rate	$68,125	$55,260
Foreign exchange	7,977	7,487
Credit derivatives	2,776	5,511
Equity	12,772	12,846
Commodity	1,952	1,998

Total trading assets — derivative receivables	$93,602	$83,102

Trading Liabilities
Debt and equity instruments(a)	$72,825	$66,864

Derivative payables:
Interest rate	$50,936	$43,584
Foreign exchange	7,547	8,036
Credit derivatives	3,273	3,055
Equity	10,055	10,644
Commodity	1,020	908

Total trading liabilities — derivative payables	$72,831	$66,227

(a)	Primarily represents securities sold, not yet purchased.

Part I
Item 1 (continued)

NOTE 3 — INTEREST INCOME AND INTEREST EXPENSE

The following table details the components of Interest Income and Interest Expense:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2003	2002	2003	2002
Interest income
Loans	$2,806	$3,127	$5,636	$6,280
Securities	991	785	1,946	1,593
Trading assets	1,600	1,800	3,444	3,362
Federal funds sold and securities purchased under resale agreements	353	536	827	1,026
Securities borrowed	79	173	176	356
Deposits with banks	42	77	105	167

Total interest income	5,871	6,498	12,134	12,784

Interest expense
Deposits	950	1,316	2,018	2,655
Short-term and other liabilities	1,472	1,972	3,086	3,636
Long-term debt	386	328	752	684

Total interest expense	2,808	3,616	5,856	6,975

Net interest income	3,063	2,882	6,278	5,809
Provision for credit losses	435	821	1,178	1,574

Net interest income after provision for credit losses	$2,628	$2,061	$5,100	$4,235

NOTE 4 — SECURITIES

For a discussion of the accounting policies relating to securities, see Note 7 on pages 79-80 of JPMorgan Chase’s 2002 Annual Report.

The following table presents realized gains and losses from available-for-sale (“AFS”) securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2003	2002	2003	2002
Realized gains	$808	$160	$1,424	$326
Realized losses	(40)	(36)	(171)	(88)

Net Realized gains	$768	$124	$1,253	$238

The amortized cost and estimated fair value of securities were as follows for the dates indicated:

(in millions)	June 30, 2003		December 31, 2002
	Amortized	Fair	Amortized	Fair
Available-for-sale securities	Cost	Value	Cost	Value
U.S. Government and federal agencies/corporations obligations:
Mortgage-backed securities	$53,757	$54,024	$40,148	$40,456
Collateralized mortgage obligations	1,911	2,005	3,271	3,313
U.S. treasuries	12,996	13,312	22,870	23,377
Obligations of state and political subdivisions	2,248	2,403	1,744	1,875
Debt securities issued by non-U.S. governments	7,710	7,734	11,873	11,912
Corporate debt securities	837	869	870	882
Equity securities	1,326	1,335	1,198	1,196
Other, primarily asset-backed securities(a)	648	599	978	1,021

Total available-for-sale securities	$81,433	$82,281	$82,952	$84,032

Held-to-maturity securities(b)	$268	$284	$431	$455

(a)	Includes collateralized mortgage obligations of private issuers, which generally have underlying collateral consisting of obligations of U.S. government and federal agencies and corporations.
(b)	Consists primarily of mortgage-backed securities.

Part I
Item 1 (continued)

NOTE 5 — SECURITIES FINANCING ACTIVITIES

For a discussion of the accounting policies relating to Securities Financing Activities, see Note 8 on page 80 of JPMorgan Chase’s 2002 Annual Report. JPMorgan Chase enters into reverse repurchase agreements, repurchase agreements, securities borrowed transactions and securities loaned transactions primarily to finance the Firm’s inventory positions, to acquire securities that cover short positions and settle other securities obligations and to accommodate customers’ needs. Securities purchased under resale agreements and securities sold under repurchase agreements are generally treated as collateralized financing transactions and are carried on the Consolidated balance sheet at the amounts at which the securities will be subsequently sold or repurchased, plus accrued interest.

The following table details the components of securities financing activities at each of the dates indicated:

	June 30,	December 31,
(in millions)	2003	2002
Securities purchased under resale agreements	$68,414	$57,645
Securities borrowed	41,067	34,143

Securities sold under repurchase agreements	$144,581	$161,394
Securities loaned	2,653	1,661

Similar transactions that do not meet the SFAS 140 definition of a repurchase agreement are accounted for as “buys” and “sells” rather than financing transactions. Notional amounts of transactions accounted for as purchases under SFAS 140 were $4 billion and $8 billion at June 30, 2003, and December 31, 2002, respectively. Notional amounts of transactions accounted for as sales under SFAS 140 were $7 billion and $13 billion at June 30, 2003, and December 31, 2002, respectively.

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

At June 30, 2003, the Firm had received securities as collateral that can be repledged, delivered or otherwise used with a fair value of approximately $256 billion. This collateral was generally obtained under reverse repurchase or securities borrowing agreements. Of these securities, approximately $245 billion were repledged, delivered or otherwise used, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales.

NOTE 6 — LOANS

For a discussion of the accounting policies relating to Loans, see Note 9 on pages 80-81 of JPMorgan Chase’s 2002 Annual Report.

The composition of the loan portfolio at each of the dates indicated was as follows:

(in millions)	June 30, 2003	December 31, 2002
Commercial loans:
Commercial and industrial	$73,405	$80,651
Commercial real estate:
Commercial mortgage	2,896	3,178
Construction	596	895
Financial institutions	13,406	6,208
Non-U.S. governments	753	616

Total commercial loans	91,056	91,548
Consumer loans:
1-4 family residential mortgages:
First liens	59,688	49,357
Home equity loans	15,300	14,643
Credit card(a)	16,578	19,677
Automobile financings	38,151	33,615
Other consumer(b)	6,621	7,524

Total consumer loans	136,338	124,816

Total loans(c)(d)	$227,394	$216,364

Part I
Item 1 (continued)

(a)	At June 30, 2003, excludes $1.0 billion of accrued interest and fees on securitized credit card loans that were classified in Other assets, consistent with the FASB Staff Position, Accounting for Accrued Interest Receivable Related to Securitized and Sold Receivables under SFAS 140. Prior to March 31, 2003, these receivables were classified in Loans.
(b)	Consists of manufactured housing loans, installment loans (direct and indirect types of consumer finance), student loans, unsecured revolving lines of credit and non-U.S. consumer loans.
(c)	Loans are presented net of unearned income of $1.6 billion and $1.9 billion at June 30, 2003, and December 31, 2002, respectively.
(d)	Includes loans held for sale (principally mortgage-related loans) of $31.8 billion at June 30, 2003, and $25.0 billion at December 31, 2002. The results of operations for the three months ended June 30, 2003 and 2002, included $391 million and $166 million, respectively, and for the six months ended June 30, 2003 and 2002, included $736 million and $242 million, respectively, in net gains on the sales of loans held for sale. The results of operations for the three months ended June 30, 2003 and 2002, included $8 million and $(11) million, respectively, and for the six months ended June 30, 2003 and 2002, included $(12) million and $(7) million, respectively, in adjustments to record loans held for sale at the lower of cost or market.

NOTE 7 — ALLOWANCE FOR CREDIT LOSSES

For a discussion of accounting policies relating to the Allowance for Credit Losses, see Note 10 on page 82 of JPMorgan Chase’s 2002 Annual Report.

The table below summarizes the changes in the Allowance for loan losses:

(in millions)	2003	2002
Allowance for loan losses at January 1	$5,350	$4,524
Provision for loan losses	1,157	1,574
Charge-offs	(1,528)	(1,814)
Recoveries	244	240

Net charge-offs	(1,284)	(1,574)
Transfer to other assets(a)	(138)	—
Allowance related to purchased portfolios	—	482
Other	2	—

Allowance for loan losses at June 30	$5,087	$5,006

(a)	Represents the transfer of the allowance for accrued interest and fees on securitized credit card loans at March 31, 2003.

The table below summarizes the changes in the Allowance for lending-related commitments:

(in millions)	2003	2002
Allowance for lending-related commitments at January 1	$363	$282
Provision for lending-related commitments	21	—
Other	—	(1)

Allowance for lending-related commitments at June 30	$384	$281

NOTE 8 — SECURITIZATION AND VARIABLE INTEREST ENTITIES

Refer to Note 11 on pages 83-87 of JPMorgan Chase’s 2002 Annual Report for a further description of special-purpose entities (“SPEs”) and the Firm’s policy on consolidation relating to these entities. In January 2003, the FASB issued FIN 46, which establishes guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. Entities that would be assessed for consolidation under FIN 46 are typically SPEs, although non-SPE-type entities may also be subject to the guidance. FIN 46 requires a variable interest entity to be consolidated by a company if that company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. Transferors to qualified special-purpose entities (“QSPEs”), which represent a majority of the Firm’s loan securitization transactions discussed below, and certain other interests in a QSPE, are not subject to the requirements of FIN 46. Effective February 1, 2003, the Firm implemented FIN 46 for variable interest entities created or modified after January 31, 2003, in which the Firm has an interest. For variable interest entities created prior to February 1, 2003, the provisions of FIN 46 are effective July 1, 2003.

JPMorgan Chase is involved with SPEs, or variable interest entities, in three broad categories of transactions: loan securitizations, multi-seller conduits and client intermediation. Assets held by loan securitization-related SPEs at June 30, 2003 and December 31, 2002, were approximately $93.0 billion and $90.6 billion, respectively. During the three and six months ended June 30, 2003, the Firm securitized $9.4 billion and $13.8 billion of loans, respectively, compared with $9.3 billion and $14.7 billion, respectively for the same periods in 2002. Assets held by multi-seller conduits for which the Firm acts as administrator at June 30, 2003 and December 31, 2002, were approximately $14.2 billion and $17.5 billion, respectively. Assets held by certain client intermediation-related SPEs at June 30, 2003 and December 31, 2002, were approximately $21.1 billion and $17.7 billion, respectively.

Part I
Item 1 (continued)

Loan Securitizations

JPMorgan Chase securitizes, sells and services residential mortgage, credit card, automobile and commercial loans. Assets sold to SPEs as part of the securitization process are not reflected in JPMorgan Chase’s Consolidated balance sheet (except for retained interests as described below) but are included on the balance sheet of the SPE purchasing the assets. Assets held by securitization-related SPEs as of June 30, 2003, and December 31, 2002, were as follows:

(in billions)	June 30, 2003	December 31, 2002
Credit card receivables	$40.5	$40.2
Residential mortgage receivables	19.7	20.6
Commercial loans	27.3	25.2
Automobile loans	5.4	4.5
Other receivables	0.1	0.1

Total	$93.0	$90.6

The table below summarizes new securitized loan transactions and the resulting pre-tax gains arising from such securitizations during the three and six months ended June 30, 2003 and 2002.

Three Months Ended	June 30, 2003		June 30, 2002
	Securitizations	Pre-Tax Gains	Securitizations	Pre-Tax Gains
Loans	(in billions)	(in millions)	(in billions)	(in millions)
Residential mortgage	$3.7	$94.1	$2.2	$46.6
Credit card	2.8	9.2	4.4	17.8
Automobile	2.0	2.9	1.4	0.4
Commercial	0.9	20.9	1.3	10.0

Total	$9.4	$127.1	$9.3	$74.8

Six Months Ended	June 30, 2003		June 30, 2002
	Securitizations	Pre-Tax Gains	Securitizations	Pre-Tax Gains
Loans	(in billions)	(in millions)	(in billions)	(in millions)
Residential mortgage	$5.5	$143.4	$4.6	$58.7
Credit card	4.3	21.9	5.4	24.7
Automobile	2.0	2.9	3.4	5.5
Commercial	2.0	36.7	1.3	10.0

Total	$13.8	$204.9	$14.7	$98.9

In addition to the amounts set forth in the tables above, JPMorgan Chase sold residential mortgage loans totaling $31.1 billion and $12.5 billion during the second quarters of 2003 and 2002, respectively, primarily as GNMA, FNMA and Freddie Mac mortgage-backed securities, which resulted in pre-tax gains of $231 million and $73 million, respectively. The higher 2003 pre-tax gains, when compared with gains on residential mortgage loans sold in 2002, were attributable to higher volumes and margins. During the first six months of 2003 and 2002, JPMorgan Chase sold residential mortgage loans totaling $54.1 billion and $29.0 billion, respectively. These sales resulted in gains of $458 million and $133 million, respectively.

At June 30, 2003, and December 31, 2002, JPMorgan Chase had, with respect to its credit card master trusts, $6.1 billion and $7.3 billion, respectively, related to its undivided interest, and $1.0 billion and $978 million, respectively, related to its subordinated interest in accrued interest and fees on the securitized receivables.

Part I
Item 1 (continued)

The Firm maintains retained interests in its securitized and sold loans, generally in the form of senior or subordinated interest-only strips, subordinated tranches, escrow accounts and servicing rights. The Firm maintains escrow accounts, up to predetermined limits for credit card and automobile securitizations, to help protect investors in the unlikely event of deficiencies in cash flows owed to them. The amounts available in such escrow accounts are recorded in Other assets and, as of June 30, 2003, totaled $482 million and $93 million for credit card and automobile securitizations, respectively. As of December 31, 2002, these amounts were $510 million and $94 million, respectively.

The table below summarizes other retained securitization interests, which are primarily subordinated or residual interests and are carried at fair value on the Firm’s Consolidated balance sheet.

(in millions)	June 30, 2003		December 31, 2002
Loans
Residential mortgage	$696	(a)(b)	$684
Credit card	112	(b)	92
Automobile	159	(b)	151
Commercial	77		94

Total	$1,044		$1,021

(a)	Includes approximately $289 million of retained interests resulting from the acquisition of Advanta’s mortgage operations.
(b)	Unrealized gains (losses) (pre-tax) recorded in Stockholders’ equity that relate to retained securitization interests totaled $217 million, $(1) million and $5 million for residential mortgage, credit card and automobile, respectively.

The table below outlines the key economic assumptions and the sensitivity of the fair values noted above at June 30, 2003, of the remaining retained interests to immediate 10% and 20% adverse changes in those assumptions:

(in millions)	Mortgage		Credit Card	Automobile	Commercial
Weighted-average life	1.5–1.9 years		6–17 months	1.5 years	0.7–5.6 years

Prepayment rate	29.4–48.6% CPR		13.8–15.8%	1.64% WAC/WAM	NA (a)
Impact of 10% adverse change	$(29)		$(3)	$(9)	—
Impact of 20% adverse change	(52)		(6)	(18)	—

Loss assumption	0–3.4	% (b)	5.6–5.8%	0.6%	NA (c)
Impact of 10% adverse change	$(31)		$(10)	$(5)	—
Impact of 20% adverse change	(62)		(20)	(9)	—
Discount rate	13–30	% (d)	6.7–12%	3.7%	3.5–15.5%
Impact of 10% adverse change	$(16)		$(1)	$(1)	$(4)
Impact of 20% adverse change	(31)		(2)	(1)	(7)

(a)	Not applicable, since predominantly all of these retained interests are not subject to prepayment risk.
(b)	Expected credit losses for prime mortgage securitizations are minimal and are incorporated into other assumptions.
(c)	Not applicable, as modeling assumptions for predominantly all of the commercial retained interests consider overcollateralization coverage and cash collateralized credit default swaps.
(d)	During the first six months of 2003, the Firm sold residual interests of approximately $162 million relating to sub-prime mortgage securitizations via Net Interest Margin (“NIM”) securitizations. The Firm has retained residual interests in these and prior NIM securitizations of approximately $139 million, which are valued using a 30% discount rate.
CPR – Constant prepayment rate
WAC / WAM – Weighted-average coupon/weighted-average maturity

The sensitivity analysis in the preceding table is hypothetical. Changes in fair value based on 10% and 20% variations in assumptions generally cannot be extrapolated easily, because the relationship between the change in the assumptions and the change in fair value may not be linear. Also, in this table, the effect that a change in a particular assumption may have on fair value is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another assumption, which might counteract or magnify the sensitivities.

Part I
Item 1 (continued)

The table below presents information about delinquencies, net credit losses and components of reported and securitized financial assets:

			Loans 90 days or
Type of Loan	Total loans		more past due		Net loan charge-offs
	June 30,	Dec. 31,	June 30,	Dec. 31,	Six Months Ended June 30,
(in millions)	2003	2002	2003	2002	2003	2002
Mortgage(a)	$90,690	$81,570	$955	$956	$114	$154
Credit card	50,367	50,399	1,034	1,096	1,480	1,425
Automobile	43,410	37,980	121	130	97	75
Other(b)	6,621	7,524	87	98	89	90

Consumer loans	191,088	177,473	2,197	2,280	1,780	1,744
Commercial loans	92,916	92,866	3,013	3,749	549	613

Total loans reported and securitized(c)	284,004	270,339	5,210	6,029	2,329	2,357
Less: Loans securitized(a)(d)	(56,610)	(53,975)	(1,469)	(1,306)	(1,045)	(783)

Reported	$227,394	$216,364	$3,741	$4,723	$1,284	$1,574

(a)	Includes $12.8 billion of outstanding principal balances on securitized subprime 1–4 family residential mortgage loans as of June 30, 2003, of which $2.8 billion relates to Advanta’s mortgage operations acquired in 2001.
(b)	Includes non-U.S. consumer loans.
(c)	Represents both loans on the Consolidated balance sheet and loans that have been securitized but excludes loans for which the Firm’s only continuing involvement is servicing of the assets.
(d)	Total assets held in securitization-related SPEs, as of June 30, 2003, were $93.0 billion. The $56.6 billion of loans securitized at June 30, 2003, excludes: $29.4 billion of securitized loans in which the Firm’s only continuing involvement is the servicing of the assets; $6.1 billion of seller’s interests in credit card master trusts; and $0.9 billion of escrow accounts and other assets.

Multi-seller Conduits

JPMorgan Chase serves as the administrator and provides contingent liquidity support and limited credit enhancement for several commercial paper conduits. JPMorgan Chase Bank had commitments to provide liquidity to these vehicles in an amount up to $21.8 billion at June 30, 2003, and $23.5 billion at December 31, 2002. For certain multi-seller conduits, JPMorgan Chase also provides limited credit enhancement, primarily through the issuance of letters of credit. Commitments under these letters of credit totaled $3.4 billion at June 30, 2003, and December 31, 2002. Commercial paper issued by conduits for which the Firm acts as administrator aggregated $14.2 billion at June 30, 2003, and $17.5 billion at December 31, 2002. The commercial paper issued is backed by sufficient collateral, credit enhancements and commitments to provide liquidity to support receiving at least an A-1, P-1 and, in certain cases, an F1 rating.

The Firm would be required to provide funding under the liquidity commitments in the event that funding for such SPEs became unavailable in the commercial paper market. In addition, if JPMorgan Chase Bank were downgraded below A-1, P-1 and, in certain cases, F1, the Firm could also be required to provide funding under these commitments, since commercial paper rated below A-1, P-1 or F1 would generally not be issuable by the vehicle. In these circumstances, JPMorgan Chase Bank could either replace itself as liquidity provider or facilitate the sale or refinancing of the assets held in the SPE in other markets. Under the letters of credit, the Firm could be required to fund the difference between the commercial paper outstanding and amounts drawn under the liquidity commitment, if any.

For the purposes of FIN 46, the Firm’s maximum exposure to loss to multi-seller conduits is defined as the aggregate notional amounts of liquidity facilities and credit enhancement disclosed above. However, the Firm believes that its credit exposure to these multi-seller conduit transactions is more limited. For the most part, the Firm is not required to fund under the liquidity facilities if the assets in the SPE are in default. Additionally, the Firm’s obligations under the letters of credit are secondary to the risk of first loss provided by the client or other third parties – for example, by the overcollateralization of the SPE with the assets sold to it.

Client Intermediation

In its capacity as a financial intermediary, the Firm has created structured commercial loan vehicles that are managed by third parties. The vehicles purchase loans from third parties or the Firm’s syndication and trading functions, funded by commercial paper issuance. Investors provide collateral and have a first risk of loss up to the amount of collateral pledged. The amount of the commercial paper issued by these vehicles, as of June 30, 2003, and December 31, 2002, totaled $7.0 billion and $7.2 billion, respectively. JPMorgan Chase Bank had a commitment to provide liquidity to these SPEs in an amount up to $9.2 billion at June 30, 2003, and $12.0 billion at December 31, 2002. For purposes of FIN 46, the Firm’s maximum exposure to loss to the structured commercial loan vehicles is defined as the aggregate notional amounts of the liquidity facilities.

Part I
Item 1 (continued)

JPMorgan Chase also structures SPEs to modify the cash flows of third-party assets to create investments with specific risk profiles, or to assist clients in the efficient management of other risks. For example, the Firm structures credit-linked notes in which an SPE purchases highly-rated assets (such as asset-backed securities) and enters into a credit derivative contract with the Firm to obtain exposure to a referenced credit not held by the SPE. Credit-linked notes are issued by the SPE to transfer the risk of the referenced credit to the investors in the SPE. As of June 30, 2003, and December 31, 2002, the aggregate assets held by the credit-linked note vehicles were $11.8 billion and $7.9 billion, respectively. The fair value of the Firm’s derivative contracts with these vehicles was $0.5 billion at June 30, 2003, and was recorded in the Consolidated financial statements. Additionally, JPMorgan Chase structures, on behalf of clients, vehicles in which the Firm transfers the risks and returns of the assets held by the SPE, typically debt and equity instruments, to clients through derivative contracts. The Firm’s net exposure arising from these intermediation transactions was not significant. The aggregate assets held by these client intermediation vehicles were $6.7 billion and $7.4 billion at June 30, 2003, and December 31, 2002, respectively. The Firm’s current exposure to all of these vehicles, reflected in its Consolidated financial statements as the fair value of the derivative contracts, was recorded in Trading assets or Trading liabilities, and changes in fair value were recognized in Trading revenue.

Furthermore, the Firm structures collateralized debt obligations (“CDOs”) and similar vehicles on behalf of clients. To facilitate such transactions, the Firm may warehouse assets or act as a derivative counterparty, trustee or placement agent for these vehicles, receiving market-based fees for services rendered. In certain limited circumstances, the Firm or its affiliates also act as asset manager for the vehicles. The total amount of assets in CDOs and similar vehicles for which the Firm or its affiliates act as asset manager was approximately $2.6 billion at June 30, 2003, and $2.4 billion at December 31, 2002. The Firm had invested approximately $111 million in these vehicles at June 30, 2003. These investments are recorded at fair value through earnings; thus, the Firm’s maximum exposure to loss to these vehicles is reflected in the Consolidated financial statements.

Finally, the Firm may enter into transactions with SPEs structured by other parties. These transactions can include, for example, acting as a derivative counterparty, liquidity provider, investor, underwriter, trustee or custodian. These transactions are conducted at arm’s length, and individual credit decisions are based upon the analysis of the specific SPE, taking into consideration the quality of the underlying assets. JPMorgan Chase records and reports these positions similarly to any other third-party transaction.

FIN 46 Transition

Effective July 1, 2003, the Firm applied FIN 46 to entities originated prior to February 1, 2003, and increased the Firm’s assets and liabilities by approximately $20 billion. The increase primarily related to multi-seller conduits; CDOs and similar vehicles for which the Firm or its affiliates act as the asset manager; and other entities in which the Firm’s trading functions have interests that absorb a majority of the expected residual loss in the structures. Interests in the vehicles described above that are held in the Firm’s trading and investment portfolios are recorded at fair value; thus, the Firm’s exposure to loss, the carrying value of its interests of $1.6 billion, is reflected in the Consolidated financial statements at June 30, 2003. In addition to entities that would be newly consolidated upon adoption of FIN 46, the Firm currently consolidates SPEs with assets of approximately $7.3 billion, primarily related to certain consumer securitizations, municipal bond securitizations and structured note vehicles that continue to be consolidated under FIN 46. In limited circumstances, the Firm would deconsolidate vehicles due to the adoption of FIN 46, primarily the wholly-owned Delaware statutory business trusts further discussed in Note 13 of this Form 10-Q and on pages 90–91 of JPMorgan Chase’s 2002 Annual Report.

The Firm is also involved with other entities that could be deemed variable interest entities and, therefore, could be subject to FIN 46 disclosure requirements, even if they are not required to be consolidated under FIN 46. These entities could include investments in certain private third-party funds and direct investments made by JPMorgan Partners. Due to the complexity of the new guidance and the evolving interpretations among accounting professionals, the Firm continues to assess the disclosure requirements of FIN 46 on all of its relationships with variable interest entities.

Upon adoption of FIN 46, the assets, liabilities and noncontrolling interests of variable interest entities are initially measured at the amounts at which such interests would have been carried had FIN 46 been effective when the Firm first met the condition to be considered the primary beneficiary. Any difference between the net amount added to the balance sheet and the amount of any previously recognized interest in the newly consolidated entity is required to be recognized as a cumulative effect of an accounting change. If it is not practical to determine the carrying amount, fair value may be used to measure the assets, liabilities and noncontrolling interest of the variable interest entity. The cumulative-effect adjustment to net income recorded at July 1, 2003, did not have a material impact on the Firm’s consolidated earnings or capital resources.

Part I
Item 1 (continued)

NOTE 9 – MORTGAGE SERVICING RIGHTS

For a further description of mortgage servicing rights (“MSRs”) and interest rate risk management of MSRs, see Note 12 on pages 87–88 of JPMorgan Chase’s 2002 Annual Report. The following table summarizes the changes in residential MSRs during the first half of 2003 and 2002:

	Six months ended June 30,
(in millions)	2003		2002
Balance at January 1	$4,864		$7,749
Additions	1,407		1,100
Sales	—		—
Other-than-temporary impairment	(274)		—
Amortization	(762)		(667)
SFAS 133 hedge valuation adjustments	(482)		(1,209)

Balance at June 30	4,753		6,973
Less: valuation allowance	1,786		1,284

Balance at June 30, after valuation allowance	$2,967		$5,689

Estimated fair value at June 30	$2,967		$5,689

Weighted-average prepayment speed assumption	36.96	%CPR	16.72	%CPR
Weighted-average discount rate	7.82%		8.20%

CPR – Constant Prepayment Rate

The valuation allowance represents the extent to which the carrying value of MSRs exceeds its estimated fair value. Changes in the valuation allowance are the result of the recognition of impairment or the recovery of previously recognized impairment charges due to changes in market conditions during the period. The changes in the valuation allowance for MSRs were as follows:

(in millions)	2003	2002
Balance at January 1	$1,634	$1,170
Other-than-temporary impairment	(274)	—
Impairment adjustment	426	114

Balance at June 30	$1,786	$1,284

During the second quarter of 2003, the Firm recorded an other-than-temporary impairment of its MSRs of $274 million, which permanently reduced the gross carrying value of the MSRs and the related valuation allowance, precluding subsequent reversals. This write-down had no impact on the results of operations or financial condition of the Firm.

The Firm evaluates other-than-temporary impairment by reviewing changes in mortgage and other market interest rates over historical periods and then determines an interest rate scenario to estimate the amounts of the MSRs’ gross carrying value and the related valuation allowance that could be expected to be recovered in the foreseeable future. Any gross carrying value and related valuation allowance amount that are not expected to be recovered in the foreseeable future, based upon the interest rate scenario, are considered other than temporary.

NOTE 10 – PRIVATE EQUITY INVESTMENTS

For a further description of private equity investments, see Note 13 on page 88 of JPMorgan Chase’s 2002 Annual Report.

The following table presents the carrying value and cost of the private equity investment portfolio for the dates indicated:

(in millions)	June 30, 2003		December 31, 2002
	Carrying		Carrying
	value	Cost	value	Cost
Total investment portfolio	$7,901	$10,003	$8,228	$10,312

Part I
Item 1 (continued)

The following table presents private equity gains (losses) for the periods indicated, primarily related to JPMorgan Partners:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2003	2002	2003	2002
Direct investments:
Realized cash gains (net)	$156	$92	$212	$220
Write-downs / write-offs	(187)	(206)	(365)	(376)
Mark-to-market gains (losses)(a)	147	(20)	142	(197)

Total direct investments	116	(134)	(11)	(353)
Private third-party fund investments (net)	(145)	9	(239)	(10)

Total private equity gains (losses)(b)	$(29)	$(125)	$(250)	$(363)

(a)	Includes mark-to-market gains (losses) and reversals of mark-to-market gains (losses) due to sales of publicly-traded securities.
(b)	Includes the impact of portfolio hedging activities.

NOTE 11 – RESTRUCTURING COSTS

All merger and restructuring costs associated with various programs announced prior to January 1, 2002, were reflected in the merger and restructuring costs caption of the Consolidated statement of income and had been incurred as of December 31, 2002. For a discussion of such costs incurred by the Firm in the three and six months ended June 30, 2002, see Note 5 on page 11 of the Firm’s Form 10-Q for the quarter ended June 30, 2002. Additionally, as indicated in Note 6 on page 78 of JPMorgan Chase’s 2002 Annual Report, all previously recorded liabilities for merger charges of $1.25 billion and right-sizing charges of $300 million had been fully utilized as of December 31, 2002.

Restructuring costs associated with programs announced after January 1, 2002, are reflected in the related expense category of the Consolidated statement of income. A summary of such costs, by expense category and segment, are shown in the following table for the three and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2003	2002	2003	2002
Expense category
Compensation	$52	$119	$128	$225
Occupancy	128	12	206	12
Technology and communications	14	26	28	26
Other	16	5	19	5

Total	$210	$162	$381	$268

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Segment	2003	2002	2003	2002
Investment Bank	$150	$124	$254	$171
Treasury & Securities Services	24	3	28	8
Investment Management & Private Banking	3	6	7	8
JPMorgan Partners	1	—	2	—
Chase Financial Services	2	28	16	59
Support Units and Corporate	30	1	74	22

Total	$210	$162	$381	$268

Part I
Item 1 (continued)

NOTE 12 – GOODWILL AND OTHER INTANGIBLES

Goodwill
For the six months ended June 30, 2003, goodwill increased by $36 million, principally in connection with purchase accounting adjustments and acquisitions of institutional trust services businesses in the first six months of 2003. Goodwill was not impaired at June 30, 2003, or December 31, 2002, nor was any goodwill written off during the six months ended June 30, 2003 or 2002.

Goodwill by business segment is as follows:

(in millions)	June 30, 2003	December 31, 2002
Investment Bank	$2,058	$2,051
Investment Management & Private Banking	4,178	4,165
Treasury & Securities Services	1,012	996
JPMorgan Partners	377	377
Chase Financial Services	507	507

Total goodwill	$8,132	$8,096

Other intangible assets

There were no purchased credit card relationship intangibles added during the six months ended June 30, 2003. For the six months ended June 30, 2003, other intangibles increased by $37 million, principally in connection with acquisitions and purchase accounting adjustments related to institutional trust services businesses, servicing assets on securitized automobile loans, and an acquisition of a retirement plan services business. All of the Firm’s acquired intangible assets are subject to amortization. The intangible assets listed below do not include MSRs; amortization of MSRs is recorded as a reduction of the related mortgage servicing fees within Fees and commissions. See Note 9 of this Form 10-Q for a discussion of MSRs.

The components of other intangible assets were as follows:

(in millions)	June 30, 2003				Three Months Ended June 30,
	Gross	Accumulated		Net Carrying	2003	2002
	Amount	Amortization		Value	Amortization Expense
Purchased credit card relationships	$1,884	$743		$1,141	$64	$82
All other intangibles	709	389	(a)	320	9	10

(a)	Includes $5 million of amortization expense related to servicing assets on securitized automobile loans, which is recorded in Fees and commissions, for the six months ended June 30, 2003.

Amortization expense of intangibles was $73 million and $92 million for the three months ended June 30, 2003 and 2002, respectively, and $147 million and $161 million for the six months ended June 30, 2003 and 2002, respectively. Amortization expense related to the net carrying amount of other intangible assets at June 30, 2003, is estimated to be $149 million for the remainder of 2003 (exclusive of the $147 million recorded in the first six months of 2003), $287 million in 2004, $273 million in 2005, $257 million in 2006, $221 million in 2007 and $151 million in 2008.

NOTE 13 – GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE FIRM’S JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

At June 30, 2003, the Firm had 13 wholly-owned Delaware statutory business trusts established by JPMorgan Chase, 12 of which were consolidated and had issued an aggregate $5.4 billion in capital securities, net of discount. However, a possible interpretation of FIN 46 would, upon its adoption on July 1, 2003, require JPMorgan Chase to deconsolidate these 12 trusts. As a result, the debentures issued by JPMorgan Chase to the 12 business trusts would be reflected as long-term debt of the Firm instead of capital securities issued by the trusts. The net impact on total assets and liabilities of this change will be immaterial.

As a result of this possible interpretation of FIN 46, JPMorgan Chase did not consolidate an additional business trust established in June 2003. The $1.1 billion of debentures issued by JPMorgan Chase to that trust are classified as Long-term debt at June 30, 2003. However, this possible interpretation of FIN 46 that requires deconsolidation of these trusts remains under review.

The debentures issued by these 13 entities to JPMorgan Chase, less the capital of the business trusts, continue to qualify as Tier 1 capital under the interim guidance issued by the Federal Reserve Board. For a discussion of these business trusts, see Note 16 on pages 90-91 of JPMorgan Chase’s 2002 Annual Report.

NOTE 14 – PREFERRED STOCK OF SUBSIDIARY

On February 28, 2002, Chase Preferred Capital Corporation redeemed all 22 million outstanding shares of its 8.10% Cumulative Preferred Stock, Series A, at a redemption price per share of $25 plus accrued and unpaid dividends.

Part I
Item 1 (continued)

NOTE 15 – EARNINGS PER SHARE

For a discussion of the computation of basic and diluted earnings per share (“EPS”), see Note 20 on page 92 of JPMorgan Chase’s 2002 Annual Report. The following table presents the calculation of basic and diluted EPS for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Basic earnings per share
Net income	$1,827	$1,028	$3,227	$2,010
Less: Preferred stock dividends	12	13	25	26

Net income applicable to common stock	$1,815	$1,015	$3,202	$1,984

Weighted-average basic shares outstanding	2,005.6	1,982.6	2,002.8	1,980.4
Net income per share	$0.90	$0.51	$1.60	$1.00

Diluted earnings per share
Net income applicable to common stock	$1,815	$1,015	$3,202	$1,984

Weighted-average basic shares outstanding	2,005.6	1,982.6	2,002.8	1,980.4
Additional shares issuable upon exercise of stock options for dilutive effect	45.0	33.4	33.5	30.6

Weighted-average diluted shares outstanding	2,050.6	2,016.0	2,036.3	2,011.0
Net income per share(a)	$0.89	$0.50	$1.57	$0.99

(a)	Options issued under employee benefit plans to purchase 326 million and 347 million shares of common stock were outstanding for the three months ended June 30, 2003 and 2002, respectively, but were not included in the computation of diluted EPS, because the result would have been anti-dilutive. For the six months ended June 30, 2003 and 2002, options issued under employee benefit plans to purchase common stock excluded from the computation were 363 million and 350 million, respectively.

NOTE 16 – COMPREHENSIVE INCOME

Comprehensive income is composed of net income and Other Comprehensive Income (“OCI”), which includes the after-tax change in unrealized gains and losses on AFS securities, cash flow hedging activities and foreign currency translation adjustments (including the impact of related derivatives).

	Unrealized				Cash		Accumulated other
(in millions)	gains (losses)		Translation		flow		comprehensive
Six Months Ended June 30, 2003	on AFS securities	(a)	adjustments		hedges		income (loss)
Beginning balance	$731		$(6)		$502		$1,227
Net change during period	50	(b)	—	(c)	16	(e)	66

Ending balance	$781		$(6)	(d)	$518		$1,293

Six Months Ended June 30, 2002
Beginning balance	$(135)		$(2)		$(305)		$(442)
Net change during period	425	(b)	1	(c)	95	(e)	521

Ending balance	$290		$(1	)(d)	$(210)		$79

(a)	Primarily represents the after-tax difference between the fair value and amortized cost of the AFS securities portfolio.
(b)	The net change was primarily driven by declining rates during the six months ended June 30, 2003 and 2002, partially offset by the recognition of securities gains on sales of AFS securities in both periods.
(c)	At June 30, 2003, included $259 million of after-tax gains on foreign currency translation from operations for which the functional currency is other than the U.S. dollar, which were offset by $259 million of after-tax losses on hedges. At June 30, 2002, included $148 million of after-tax net gains on foreign currency translation from operations for which the functional currency is other than the U.S. dollar, which were offset by $147 million of after-tax net losses on hedges.
(d)	Included after-tax gains and losses on foreign currency translation, including related hedge results from operations for which the functional currency is other than the U.S. dollar.
(e)	The net change for the six months ended June 30, 2003, included $283 million of after-tax gains recognized in income and $299 million of after-tax gains representing the net change in derivative fair values that were recorded in comprehensive income. The net change for the six months ended June 30, 2002, included $33 million of after-tax losses recognized in income and $62 million of after-tax gains representing the net change in derivative fair values that were reported in comprehensive income.

Part I
Item 1 (continued)

NOTE 17 – CAPITAL

For a discussion of the calculation of risk-based capital ratios, see Note 26 on pages 99–100 of JPMorgan Chase’s 2002 Annual Report.

The following table presents the risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries. At June 30, 2003, the Firm and each of its depository institutions, including those listed in the table below, were “well-capitalized” as defined by banking regulators.

			Significant banking subsidiaries
June 30, 2003 (in millions, except ratios)	JPMorgan Chase	(a)	JPMorgan Chase Bank	Chase USA
Tier 1 capital	$41,115		$33,981	$4,621
Total capital	58,848		45,109	6,551
Risk-weighted assets(b)	473,734		410,658	43,256
Adjusted average assets	751,376		629,245	32,784
Tier 1 capital ratio	8.7%		8.3%	10.7%
Total capital ratio	12.4		11.0	15.1
Tier 1 leverage ratio	5.5		5.4	14.1

(a)	Assets and capital amounts for JPMorgan Chase’s banking subsidiaries reflect intercompany transactions, whereas the respective amounts for JPMorgan Chase reflect the elimination of intercompany transactions.
(b)	Risk-weighted assets of JPMorgan Chase, JPMorgan Chase Bank and Chase USA included off–balance sheet risk-weighted assets in the amounts of $170.0 billion, $150.9 billion and $12.0 billion, respectively, at June 30, 2003.

The following table shows the components of the Firm’s Tier 1 and total capital:

	June 30,	December 31,
(in millions)	2003	2002

Tier 1 capital
Common stockholders’ equity	$42,512	$40,065
Nonredeemable preferred stock	1,009	1,009
Minority interest(a)	6,604	5,520
Less: Goodwill and investments in certain subsidiaries	8,158	8,122
Nonqualifying intangible assets and other	852	902

Tier 1 capital	$41,115	$37,570

Tier 2 capital
Long-term debt and other instruments qualifying as Tier 2	$12,662	$11,801
Qualifying allowance for credit losses	5,401	5,458
Less: Investment in certain subsidiaries	330	334

Tier 2 capital	$17,733	$16,925

Total qualifying capital	$58,848	$54,495

(a)	Minority interest primarily includes trust preferred stocks of certain business trust subsidiaries.

NOTE 18 – EMPLOYEE STOCK-BASED INCENTIVES

For a discussion of the accounting policies relating to employee stock-based compensation, see Note 24 on pages 96–99 of JPMorgan Chase’s 2002 Annual Report.

Effective January 1, 2003, JPMorgan Chase adopted SFAS 123 using the prospective transition method. SFAS 123 requires all stock-based compensation awards, including stock options, to be accounted for at fair value. Under the prospective transition method, all new awards granted to employees on or after January 1, 2003, are accounted for at fair value, and awards that were outstanding as of December 31, 2002, if not subsequently modified, continue to be accounted for under APB 25. Fair value is based on a Black-Scholes valuation model, with compensation expense recognized in earnings over the required service period.

Pre-tax employee stock-based compensation expense recognized in reported earnings totaled $229 million and $478 million for the three and six months ended June 30, 2003, respectively, and $167 million and $321 million for the three and six months ended June 30, 2002, respectively. Compensation expense for the three and six months ended June 30, 2003, reflected expense of $64 million and $129 million, respectively, related to the adoption of SFAS 123 and reduced costs resulting from the vesting of prior-year

Part I
Item 1 (continued)

awards and net forfeitures. Also included in compensation expense for the three and six months ended June 30, 2002, were the reversals of previously accrued expenses in the amount of $21 million and $53 million, respectively, related to certain forfeitable key employee stock awards granted in prior years.

The following table presents net income and basic and diluted earnings per share as reported, and as if all outstanding awards were accounted for at fair value in each period for the three and six months ended June 30, 2003 and 2002. The lower expense from applying SFAS 123 in the three and six months ended June 30, 2003, compared with the three and six months ended June 30, 2002, resulted from a decrease in 2003 in the number of outstanding stock-based compensation awards, a lower common stock price, lower Black-Scholes option fair values and longer service period requirements.

		Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)		2003	2002	2003	2002
Net income as reported		$1,827	$1,028	$3,227	$2,010
Add:	Employee stock-based compensation expense included in reported net income, net of related tax effects	137	100	287	193
Deduct:	Employee stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(224)	(304)	(487)	(658)

Pro forma net income		$1,740	$824	$3,027	$1,545

Earnings per share:
Basic	As reported	$0.90	$0.51	$1.60	$1.00
	Pro forma	0.86	0.41	1.50	0.77
Diluted	As reported	0.89	0.50	1.57	0.99
	Pro forma	0.84	0.40	1.47	0.76

NOTE 19 – COMMITMENTS AND CONTINGENCIES

For a discussion of legal proceedings, see Part II, Item 1 of this Form 10-Q.

NOTE 20 – ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The majority of JPMorgan Chase’s derivatives are entered into for trading purposes. The Firm also uses derivatives as an end user to hedge market exposures, modify the interest rate characteristics of related balance sheet instruments or meet longer-term investment objectives. Both trading and end-user derivatives are recorded in trading assets and liabilities. For a further discussion of the Firm’s use of derivative instruments, see pages 50–53 and Note 28 on pages 101–102 of JPMorgan Chase’s 2002 Annual Report.

The following table presents derivative instrument hedging-related activities for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended		Six Months Ended
(in millions)	June 30,		June 30,
	2003	2002	2003	2002
Fair value hedge ineffective net gains(a)	$520	$146	$788	$241
Cash flow hedge ineffective net gains(a)	—	(1)	—	(1)
Cash flow hedging gains on forecasted transactions that failed to occur	—	—	—	—
Expected reclassification from OCI to earnings(b)	418	(58)	732	(190)

(a)	Includes ineffectiveness and the components of hedging instruments that have been excluded from the assessment of hedge effectiveness.
(b)	Represents the reclassification of net after-tax gains (losses) on derivative instruments from OCI to earnings that are expected to occur over the next 12 months. The maximum length of time over which forecasted transactions are hedged is 10 years, related to core lending and borrowing activities.

Part I
Item 1 (continued)

NOTE 21 — OFF-BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS AND GUARANTEES

For a further discussion of off-balance sheet lending-related financial instruments and guarantees and the Firm’s related accounting policies, see Note 29 on pages 102-103 of JPMorgan Chase’s 2002 Annual Report.

JPMorgan Chase utilizes lending-related financial instruments (i.e., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk should the counterparty draw upon the commitment or should the Firm fulfill its obligation under the guarantee, and the counterparty subsequently fails to perform according to the terms of the contract. Most of these commitments and guarantees expire without a default occurring or without being drawn. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of the Firm’s actual future credit exposure or funding requirements. Further, certain commitments, primarily related to consumer financings, are cancelable, upon notice, at the option of the Firm. To provide for the risk of loss inherent in commercial-related contracts, an allowance for credit losses on lending-related commitments is maintained. See Note 7 of this Form 10-Q for a further discussion on the allowance for credit losses on lending-related commitments.

The following table summarizes the contractual amounts relating to off-balance sheet lending-related financial instruments and guarantees and the related allowance for credit losses on lending-related commitments at June 30, 2003, and December 31, 2002:

Off-balance sheet lending-related financial instruments

			Allowance for
	Contractual amount		lending-related commitments
	June 30,	December 31,	June 30,	December 31,
(in millions)	2003	2002	2003	2002
Consumer-related	$172,334	$151,138	NA	NA
Commercial-related:
Other unfunded commitments to extend credit(a)(b)(c)	$187,097	$196,654	$174	$213
Standby letters of credit and guarantees(a)(d)	39,023	38,848	207	147
Other letters of credit(a)	2,999	2,618	3	3

Total commercial-related	$229,119	$238,120	$384	$363
Customers’ securities lent(e)	$125,087	$101,503	NA	NA

(a)	Net of risk participations totaling $18 billion at June 30, 2003, and $16 billion at December 31, 2002.
(b)	Includes unused advised lines of credit totaling $19 billion at June 30, 2003, and $22 billion at December 31, 2002. In regulatory filings with the Board of Governors of the Federal Reserve System, unused advised lines are not reportable.
(c)	Includes certain asset purchase agreements of $35 billion at June 30, 2003, and $36 billion at December 31, 2002. The allowance for credit losses on lending-related commitments related to these agreements was insignificant at June 30, 2003, and December 31, 2002.
(d)	Collateral held by the Firm in support of these agreements was $9 billion at June 30, 2003, and $8 billion at December 31, 2002.
(e)	Collateral held by the Firm in support of these agreements was $134 billion at June 30, 2003, and $110 billion at December 31, 2002.

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

The fair value of the obligation undertaken in issuing the guarantee at inception is typically equal to the net present value of the future amount of premium receivable under the contract. The Firm has recorded this amount in Other liabilities with an offsetting entry recorded in Other assets. As cash is received under the contract, it is applied to the premium receivable recorded in Other assets, and the fair value of the liability recorded at inception is amortized into income as Fees and commissions over the life of the guarantee contract. The amount of the liability related to guarantees recorded at June 30, 2003, excluding the allowance for credit losses on lending-related commitments and derivative contracts discussed below, was approximately $46 million.

In addition to the contracts noted above, there are certain derivative contracts to which the Firm is a counterparty that meet the characteristics of a guarantee under FIN 45. For a description of the derivatives the Firm considers to be guarantees, see Note 29 on pages 102-103 of JPMorgan Chase’s 2002 Annual Report. These derivatives are recorded on the Consolidated balance sheet at fair value. The total notional values of the derivatives that the Firm deems to be guarantees were $49 billion and $47 billion at June 30, 2003, and December 31, 2002, respectively. The fair values related to these contracts were a derivative receivable of $171 million and a derivative payable of $496 million at June 30, 2003. The fair values of these contracts were a derivative receivable of $141 million and a derivative payable of $814 million at December 31, 2002.

Part I
Item 1 (continued)

NOTE 22 — FAIR VALUE OF FINANCIAL INSTRUMENTS

Refer to Note 31 on pages 104-106 of JPMorgan Chase’s 2002 Annual Report for a further description of fair value methodologies by product. For those financial instruments that are not recorded on the Consolidated balance sheet at fair value, fair value is based on quoted market prices, where available. If listed prices or quotes are not available, fair value is based on internally developed models that primarily use market-based or independent information as inputs. Primary market prices are used to determine the fair value of certain of the Firm’s financial instruments, such as loans and lending-related commitments, as they provide an estimate of prices at which such financial instruments could currently be originated.

These methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, the use of different methodologies or secondary market prices to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date; for example, the cost of credit derivatives can be used to estimate the fair value of commercial loans and lending-related commitments, rather than discounting the loan or the commitment using primary market rates. Following such an approach, the fair value of the Firm’s commercial loans would be approximately $0.7 billion and $0.1 billion greater than the carrying value (i.e., commercial loans net of the allowance for loan losses) at June 30, 2003, and December 31, 2002, respectively. Following the same approach, the maximum incremental depreciation in fair value of the Firm’s lending-related commitments would be approximately 15 basis points and 40 basis points of the total notional value of these commitments at June 30, 2003, and December 31, 2002, respectively.

The following table presents the financial assets and liabilities valued under SFAS 107:

(in billions)	June 30, 2003			December 31, 2002
	Carrying	Estimated	Appreciation/	Carrying	Estimated	Appreciation/
	value	fair value	(depreciation)	value	fair value	(depreciation)
Total financial assets	$783.2	$788.2	$5.0	$739.2	$742.4	$3.2

Total financial liabilities(a)	$756.6	$759.4	(2.8)	$715.6	$716.3	(0.7)

Estimated fair value in excess of carrying value			$2.2			$2.5

(a)	Includes the allowance for lending-related commitments of $384 million at June 30, 2003, and $363 million at December 31, 2002. The fair value of the Firm’s lending-related commitments, using primary market rates, approximates these balances.

NOTE 23 — SEGMENT INFORMATION

JPMorgan Chase is organized into five major businesses: Investment Bank, Treasury & Securities Services, Investment Management & Private Banking, JPMorgan Partners and Chase Financial Services. These businesses are segmented based on the products and services provided or the type of customer serviced, and they reflect the manner in which financial information is currently evaluated by the Firm’s management. Results of these lines of business are presented on an “operating” basis. During the second quarter of 2003, JPMorgan Chase implemented new capital measurement methodologies for commercial credit risk, operating risk and private equity risk, resulting in the reallocation of capital among certain business segments. The Firm also revised its internal management reporting policies to: (1) allocate certain revenues, expenses and tax-related items that had been recorded within the Corporate segment to the other business segments, and (2) assign to Treasury & Securities Services (“T&SS”) a corporate credit allocation associated with certain credit exposures managed within the Investment Bank’s (“IB”) credit portfolio related to certain shared clients. The line-of-business operating results for the three and six months ended June 30, 2003 and 2002, in the following table reflect the revised internal management reporting policies, which were previously disclosed in the Firm’s Form 8-K dated July 11, 2003. Restatements of segment results may occur in the future. For a further discussion concerning JPMorgan Chase’s business segments, see Segment Results on pages 34-49 of this Form 10-Q. For a further discussion of the new capital measurement methodologies and the other revisions to the Firm’s internal management reporting policies, see Capital Management on pages 49 and 50, and Support Units and Corporate, on pages 48-49 of this Form 10-Q.

JPMorgan Chase uses shareholder value added (“SVA”) and earnings, on an operating basis, as its principal measures of franchise profitability. A 12% cost of capital is used for all businesses except JPMorgan Partners, which has a 15% cost of capital. See Segment Results on pages 24-25 and Note 33 on pages 108-109 of JPMorgan Chase’s 2002 Annual Report for a further discussion of performance measurements and policies for cost of capital allocation. The table below provides a summary of the Firm’s segment results for the three and six months ended June 30, 2003 and 2002:

Part I
Item 1 (continued)

			Investment
		Treasury &	Management		Chase	Corporate/
(in millions, except ratios)	Investment	Securities	& Private	JPMorgan	Financial	Reconciling
Three Months Ended	Bank	Services	Banking	Partners	Services	Items(a)	Total
June 30, 2003
Operating revenue(b)	$4,257	$984	$684	$(70)	$3,977	$(318)	$9,514
Intersegment revenue(b)	(49)	51	44	(2)	(11)	(33)	-
Operating earnings (loss)	1,087	127	69	(91)	883	(248)	1,827
Average allocated capital	20,101	2,768	5,481	5,916	8,661	(168)	42,759	(e)
Average managed assets(c)	494,221	20,165	33,929	9,008	217,304	21,693	796,320
Shareholder value added	480	43	(97)	(314)	621	(197)	536
Return on allocated capital(d)	22%	18%	5%	NM	41%	NM	17%	(e)

June 30, 2002
Operating revenue(b)	$3,154	$991	$729	$(193)	$3,400	$(173)	$7,908
Intersegment revenue(b)	(44)	51	27	—	(7)	(27)	—
Operating earnings (loss)	507	165	82	(168)	649	(56)	1,179
Average allocated capital	19,638	2,662	5,741	6,330	8,716	(2,198)	40,889	(e)
Average managed assets(c)	503,339	18,919	36,478	9,611	175,555	16,333	760,235
Shareholder value added	(86)	85	(92)	(407)	386	57	(57)
Return on allocated capital(d)	10%	25%	6%	NM	30%	NM	11	%(e)

			Investment
		Treasury &	Management		Chase	Corporate/
(in millions, except ratios)	Investment	Securities	& Private	JPMorgan	Financial	Reconciling
Six Months Ended	Bank	Services	Banking	Partners	Services	Items(a)	Total
June 30, 2003
Operating revenue(b)	$8,325	$1,919	$1,327	$(348)	$7,673	$(519)	$18,377
Intersegment revenue(b)	(75)	86	64	(1)	(16)	(58)	—
Operating earnings (loss)	2,033	258	105	(308)	1,560	(421)	3,227
Average allocated capital	20,461	2,764	5,457	5,950	8,565	(886)	42,311	(e)
Average managed assets(c)	509,830	18,842	33,142	9,217	209,864	22,263	803,158
Shareholder value added	804	92	(223)	(754)	1,045	(280)	684
Return on allocated capital(d)	20%	19%	4%	NM	37%	NM	15%	(e)

June 30, 2002
Operating revenue(b)	$6,809	$1,933	$1,494	$(501)	$6,455	$(363)	$15,827
Intersegment revenue(b)	(101)	89	61	2	(10)	(41)	—
Operating earnings (loss)	1,276	301	182	(413)	1,135	(152)	2,329
Average allocated capital	19,934	2,727	5,714	6,447	8,661	(2,828)	40,655	(e)
Average managed assets(c)	485,576	17,954	37,238	9,841	175,574	24,195	750,378
Shareholder value added	79	138	(162)	(897)	615	111	(116)
Return on allocated capital(d)	13%	22%	6%	NM	26%	NM	11	%(e)

(a)	Corporate/Reconciling Items includes Support Units, Corporate and the net effect of management accounting policies.
(b)	Operating Revenue includes Intersegment Revenue, which includes intercompany revenue and revenue-sharing agreements, net of intersegment expenses. Transactions between business segments are primarily conducted at fair value.
(c)	Includes credit card receivables that have been securitized.
(d)	Based on annualized amounts.
(e)	Based on the Firm’s average common stockholders’ equity.

Part I
Item 1 (continued)

The table below presents a reconciliation of the combined segment information to the Firm’s reported net income as included in the Consolidated statement of income for the three and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2003	2002	2003	2002
Consolidated operating earnings	$1,827	$1,179	$3,227	$2,329
Merger and restructuring costs	—	(151)	—	(319)

Consolidated net income	$1,827	$1,028	$3,227	$2,010

NOTE 24 — SUBSEQUENT EVENTS

For a discussion of the Enron settlement with various regulatory agencies, see Part II, Item 1, Legal Proceedings of this Form 10-Q.

On July 16, 2003, JPMorgan Chase announced its agreement to acquire Bank One’s corporate trust services business for approximately $720 million in cash, of which approximately 10% of the purchase price is contingent upon business retention. The purchase, subject to regulatory approval, is expected to close later this year.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Financial Performance
				Second Quarter Change				Six Months Ended June 30,
(in millions, except per share and ratio data)	2Q 2003	1Q 2003	2Q 2002	1Q 2003		2Q 2002		2003	2002	Change
Revenue	$9,034	$8,406	$7,574	7%		19%		$17,440	$15,172	15%
Noninterest expense	5,832	5,541	5,194	5		12		11,373	10,552	8
Provision for credit losses	435	743	821	(41)		(47)		1,178	1,574	(25)
Net income	1,827	1,400	1,028	31		78		3,227	2,010	61
Net income per share — diluted	0.89	0.69	0.50	29		78		1.57	0.99	59
Return on average common equity (“ROCE”)	17%	13%	10%	400	bp	700	bp	15%	10%	500	bp

Tier 1 capital ratio	8.7%	8.4%	8.8%	30	bp	(10	)bp
Total capital ratio	12.4	12.2	12.7	20		(30)
Tier 1 leverage ratio	5.5	5.0	5.4	50		10

Financial Highlights — Reported Basis: Reported net income for J.P. Morgan Chase & Co. (“JPMorgan Chase” or the “Firm”) was $1.8 billion, or $0.89 per share, in the second quarter of 2003, compared with net income of $1.4 billion, or $0.69 per share, in the first quarter of 2003, and net income of $1.0 billion, or $0.50 per share, in the second quarter of 2002. For the first six months of 2003, reported net income was $3.2 billion, or $1.57 per share, compared with $2.0 billion, or $0.99 per share, in the same period last year.

Total revenue of $9.0 billion in the second quarter of 2003 was 7% higher than in the 2003 first quarter and 19% higher than in the second quarter of 2002. The increase, when compared with the first quarter of this year, was driven by record revenues at Chase Financial Services, particularly at Chase Home Finance, and higher revenues at the Investment Bank, reflecting strong fixed income results and increased investment banking fees. For the first half of 2003, total revenue of $17.4 billion was 15% higher than in the same period last year.

Total noninterest expense was $5.8 billion in the second quarter of 2003, 5% higher than in the 2003 first quarter and 12% over the second quarter of 2002, driven by a $100 million addition to the previously-established litigation reserve relating to Enron, higher performance-related incentive accruals and increased severance and related costs, including a $128 million charge for vacant excess real estate. On a year-to-date basis, total expense of $11.4 billion in 2003 was 8% higher than last year.

The provision for credit losses for the 2003 second quarter of $435 million was down 41% compared with the 2003 first quarter and down 47% compared with the 2002 second quarter. The provision this quarter was less than total net charge-offs of $614 million, reflecting continued improvement in the quality of the commercial loan portfolio. Fewer new problem credits were added this quarter; commercial nonperforming assets and criticized exposure levels declined 9% and 12%, respectively, from March 31, 2003. Consumer credit quality remained stable.

Summary of Segment Results: In addition to analyzing the Firm’s results on a reported basis, management utilizes “operating basis” to assess each of its business segments. “Operating basis” excludes the impact of merger and restructuring costs and special items. In the first and second quarters of 2003, there was no difference between reported results and results on an operating basis, as there were no special items in 2003 and all restructuring costs are now included within reported results. On an operating basis, earnings were $1.8 billion, or $0.89 per share, in the second quarter of 2003 compared with $1.4 billion, or $0.69 per share, in the first quarter of 2003 and $1.2 billion, or $0.58 per share, in the second quarter of 2002. For the six months ended June 30, 2003, earnings on an operating basis were $3.2 billion, or $1.57 per share, versus $2.3 billion, or $1.15 per share, for the six months ended June 30, 2002. For additional information and a reconciliation between the Firm’s reported and operating results, see pages 32-34 of this Form 10-Q.

Segment results this quarter reflect the revised internal management reporting policies relating to allocating economic risk capital and other items described in detail in Capital Management on pages 49-50, and Support Units and Corporate on pages 48-49 of this Form 10-Q, and in the Firm’s Form 8-K dated July 11, 2003. All prior periods have been restated.

Part I
Item 2 (continued)

•	The Investment Bank reported operating earnings for the quarter of $1.1 billion, up 15% from the first quarter of 2003 and 114% from the second quarter of 2002. Return on allocated capital was 22%, up from 18% in the first quarter of 2003 and up significantly from 10% in the second quarter of 2002. First-half operating earnings of $2.0 billion increased 59% versus the same period last year. Strong capital markets results and lower credit costs contributed to the results. Operating revenues of $4.3 billion in the second quarter of 2003 were 5% higher than in the first quarter of 2003 and 35% better than in the second quarter of 2002. Operating expenses of $2.5 billion increased 23% from the second quarter of 2002, primarily driven by higher incentives resulting from improved financial performance. Noncompensation expense increased 12% from the second quarter of 2002 as a result of the $100 million addition to the Enron-related litigation reserve. Excluding the addition to the litigation reserve, noncompensation expense decreased 1%. Severance and related costs increased 21% from the second quarter of 2002, primarily driven by $104 million in charges to provide for anticipated losses on subletting unoccupied excess real estate. For the first half of the year, the Investment Bank maintained top-tier league table status in Global syndicated loans (#1) and U.S. investment-grade bonds (#2) and improved its ranking for Global announced M&A (#3) and U.S. equity and equity-related (#3) underwriting.

•	Chase Financial Services reported a record $883 million in operating earnings for the quarter, an increase of 30% from the first quarter of 2003 and 36% from the second quarter of 2002, reflecting higher production volumes across all national consumer credit businesses. Chase Home Finance, the Firm’s mortgage business, also reported record results, due to unprecedented levels of mortgage originations (primarily refinancings) and, to a lesser extent, gains on the hedging of mortgage servicing rights. While deposits grew at Chase Regional Banking and Chase Middle Market, the value of these deposits decreased amid lower interest rates. Credit costs increased 11% from the second quarter of 2002; however, charge-offs decreased 2% from the second quarter of 2002 despite a 21% increase in average managed loans.

•	Treasury & Securities Services reported operating earnings of $127 million, 3% lower than in the first quarter of 2003 and 23% lower than in the second quarter of 2002. Revenues grew 5% when compared with the first quarter of 2003 and decreased slightly when compared with the second quarter of 2002. Expenses grew by 7% versus the first quarter of 2003 and 6% versus the second quarter of 2002, reflecting charges to provide for anticipated losses on subletting unoccupied excess real estate, higher severance, the impact of acquisitions, the cost associated with expensing of options and increased pension costs. In addition, corporate credit allocations were 21% and 48% lower compared with the first quarter of 2003 and the second quarter of 2002, respectively. Under new management accounting policies, Treasury & Securities Services (“T&SS”) is being assigned a corporate credit allocation representing net earnings and allocated capital related to certain credit exposures managed within the Investment Bank’s credit portfolio on behalf of clients shared with T&SS. The overhead ratio for the quarter was 81%, compared with 80% and 76% in the first quarter of 2003 and the second quarter of 2002, respectively.

•	Investment Management & Private Banking reported operating earnings of $69 million in the second quarter of 2003, an increase of 92% from the first quarter of 2003 but a decrease of 16% from the second quarter of 2002. Increasing global equity valuations and stronger brokerage activities drove the increase from the first quarter of 2003, while declines in global equity market valuations and institutional outflows accounted for most of the decrease from the second quarter of last year. Total assets under supervision of $694 billion rose 12% from the first quarter of 2003 and 1% from the year-ago quarter, reflecting, in part, the acquisition of the retirement plan services business of American Century Companies, Inc.

•	JPMorgan Partners reported an operating loss of $91 million for the 2003 second quarter compared with operating losses of $217 million in the first quarter of 2003 and $168 million in the second quarter of 2002. Total net private equity losses were $22 million compared with net losses of $230 million in the first quarter of 2003 and $126 million in the second quarter of 2002. The narrower loss was driven by unrealized mark-to-market gains on public securities and an increase in realized cash gains in the direct portfolio; these were partially offset by higher losses on limited partner interests in private third-party equity fund investments.

Total assets as of June 30, 2003, were $803 billion, compared with $759 billion as of December 31, 2002, and $741 billion at June 30, 2002. JPMorgan Chase’s Tier 1 Capital ratio was 8.7% at June 30, 2003, compared with 8.2% at December 31, 2002, and 8.8% at June 30, 2002.

Enron Settlement: On July 28, 2003, J.P. Morgan Chase & Co. announced that it had entered into agreements with the Securities and Exchange Commission (“SEC”), the Office of the District Attorney for New York County, the Federal Reserve Bank of New York and the New York State Banking Department resolving matters relating to its involvement with commodity prepay transactions involving Enron Corporation and its affiliates. In connection with the SEC settlement, the SEC alleged that the Firm aided and abetted a securities fraud by Enron. JPMorgan Chase neither admitted nor denied the SEC’s allegations, but consented to the order sought by the SEC enjoining the company from future violations of the antifraud provisions of the securities laws and requiring it to pay a total of $135 million, consisting of $65 million of disgorgement of revenues, $5 million of interest, and $65 million of penalties. The agreement with the District Attorney’s Office provided that neither JPMorgan Chase nor any of its officers or employees will be prosecuted by the District Attorney’s Office, and that the Firm will pay a total of $27.5 million, consisting of

Part I
Item 2 (continued)

$25 million in penalties and $2.5 million in reimbursement of expenses of the District Attorney’s Office. The Firm has also committed to take certain measures to improve its handling of structured finance transactions. The agreement with the Federal Reserve Bank of New York and the New York State Banking Department, a formal written agreement, requires JPMorgan Chase to adopt programs acceptable to the Federal Reserve and the Banking Department for enhancing the Firm’s management of credit risk and legal and reputational risk, particularly in relation to its participation in structured finance transactions.

As noted above, in the second quarter of 2003, JPMorgan Chase added $100 million to its Enron litigation reserve to reflect the cost of the settlements. No additional charge was taken in connection with these settlements.

Business Outlook: Results for the first half of the year were driven by strong trading revenues in the Investment Bank and record mortgage originations at Chase Home Finance. In addition, credit quality improved: criticized commercial exposure declined by 23% over the past six months, nonperforming commercial assets were 18% lower than at December 31, 2002, and consumer charge-off ratios improved across almost all consumer products when compared with the second quarter of 2002. Over the remainder of the year, the Firm expects commercial credit quality to improve, and consumer credit quality to remain stable. The Firm anticipates lower earnings per share in the second half of 2003, primarily the result of moderating trading, treasury and mortgage business revenues in a rising interest rate environment.

RESULTS OF OPERATIONS

The following section provides a discussion of JPMorgan Chase’s results of operations on a reported basis.

Revenues				Second Quarter Change		Six Months Ended June 30,
(in millions)	2Q 2003	1Q 2003	2Q 2002	1Q 2003	2Q 2002	2003	2002	Change
Investment banking fees	$779	$616	$785	26%	(1)%	$1,395	$1,540	(9)%
Trading revenue	1,477	1,232	731	20	102	2,709	2,030	33
Fees and commissions	2,479	2,598	2,885	(5)	(14)	5,077	5,469	(7)
Private equity gains (losses)	(29)	(221)	(125)	87	77	(250)	(363)	31
Securities gains	768	485	124	58	NM	1,253	238	426
Other revenue	497	481	292	3	70	978	449	118
Net interest income	3,063	3,215	2,882	(5)	6	6,278	5,809	8

Total revenue	$9,034	$8,406	$7,574	7	19	$17,440	$15,172	15

Investment banking fees
The table below provides the components of Investment banking fees:

				Second Quarter Change		Six Months Ended June 30,
(in millions)	2Q 2003	1Q 2003	2Q 2002	1Q 2003	2Q 2002	2003	2002	Change
Underwriting and other:
Equity	$163	$108	$184	51%	(11)%	$271	$323	(16)%
Debt	460	342	412	35	12	802	837	(4)

Total underwriting and other	623	450	596	38	5	1,073	1,160	(8)
Advisory	156	166	189	(6)	(17)	322	380	(15)

Total	$779	$616	$785	26	(1)	$1,395	$1,540	(9)

Investment banking fees were $779 million in the second quarter of 2003, $616 million in the first quarter of 2003 and $785 million in the second quarter of 2002. For the first six months of 2003, investment banking fees of $1.4 billion were down 9% from the same period last year. See the Investment Bank segment for a discussion of investment banking fees on pages 36-38 of this Form 10-Q.

Trading revenue
The table below provides the components of Trading revenue:

				Second Quarter Change		Six Months Ended June 30,
(in millions)	2Q 2003	1Q 2003	2Q 2002	1Q 2003	2Q 2002	2003	2002	Change
Equities	$218	$239	$221	(9)%	(1)%	$457	$475	(4)%
Fixed income and other	1,259	993	510	27	147	2,252	1,555	45

Total	$1,477	$1,232	$731	20	102	$2,709	$2,030	33

Part I
Item 2 (continued)

Trading revenue of $1.5 billion in the second quarter of 2003 represented the highest trading results since the first quarter of 2001. The increase from the first quarter of 2003 reflected strong growth in fixed income, interest rate derivatives and foreign exchange trading. The results reflected higher client activity and strong performance from the Firm’s proprietary risk-taking positions. For the six months ended June 30, 2003, trading revenue of $2.7 billion was up 33% from the same period last year. Fixed income and other results of $2.3 billion were up 45% as a result of strong interest rate and credit markets trading. Trading revenue, on a reported basis, excludes the impact of Net interest income related to the Investment Bank’s trading activities, which is recorded in Net interest income. However, the Firm includes these revenues in trading for segment reporting purposes to better assess the profitability of the Investment Bank’s trading business. For additional information on trading revenue, see the Investment Bank segment discussion on pages 36-38 of this Form 10-Q.

Fees and commissions

Fees and commissions of $2.5 billion for the second quarter of 2003 decreased 5% and 14% from the first quarter of 2003 and the second quarter of 2002, respectively. For the first six months of 2003, fees and commissions fell 7% from the comparable period in 2002. The table below provides the significant components of fees and commissions:

				Second Quarter Change		Six Months Ended June 30,
(in millions)	2Q 2003	1Q 2003	2Q 2002	1Q 2003	2Q 2002	2003	2002	Change
Investment management, custody and processing services	$891	$885	$981	1%	(9)%	$1,776	$1,973	(10)%
Credit card revenue	698	692	669	1	4	1,390	1,256	11
Brokerage and investment services	321	277	333	16	(4)	598	637	(6)
Mortgage servicing fees, net of amortization, writedowns and derivatives hedging	(94)	90	257	NM	NM	(4)	305	NM
Other lending-related service fees	127	124	128	2	(1)	251	258	(3)
Deposit service fees	284	285	273	—	4	569	563	1
Other fees	252	245	244	3	3	497	477	4

Total	$2,479	$2,598	$2,885	(5)	(14)	$5,077	$5,469	(7)

Investment management, custody and processing services
Fees from investment management, custody and processing services remained relatively stable in comparison with the first quarter of 2003 but were down 9% from the second quarter of 2002. For the first half of 2003, the decrease was 10% versus the same period last year. The investment management fee component of this category declined 8% from the immediately preceding quarter and 16% from the second quarter of 2002. The decrease from the first quarter was partly attributable to the loss of performance fees in the Investment Bank related to a sub-advised fund in Europe, following the expiration of the management agreement in April 2003. The declines from the second quarter and first six months of 2002 were principally driven by the lower value of equity-related assets under management, institutional outflows and the loss of performance fees related to the expiration of the management agreement.

Custody and processing services fees were up 14% versus the first quarter of 2003 and remained relatively stable compared with the second quarter of 2002. The growth from the previous quarter was primarily due to a higher level of cross-border securities transactions, to new business pertaining to debt issuances and to the seasonal increase in securities lending volume related to dividend payments on non-U.S. companies’ equity securities. In comparison with the first half of 2002, fees were down 5%, driven by the depressed values of securities under custody, the lingering slowdown in cross-border investment flows and lower securities lending volume. For additional information on investment management, see the Investment Management & Private Banking segment discussion on pages 40-41 of this Form 10-Q. For additional information on custody and processing services, see Treasury & Securities Services on pages 38-39 of this Form 10-Q.

Credit card revenue
Credit card revenue was relatively flat in comparison with the first quarter of 2003 and rose 4% from the second quarter of 2002. On a year-to-date basis, credit card revenue increased 11% over the same period in 2002. The increases over the same periods last year were attributable to the higher level of servicing fees associated with the $6.4 billion and $8.2 billion growth in the average securitized credit card portfolio from the second quarter and first half of 2002, respectively. For a further discussion of credit card revenue, see the Chase Cardmember Services discussion on pages 46-47 of this Form 10-Q.

Brokerage and investment services
In the second quarter of 2003, brokerage and investment services increased 16% from the first quarter of 2003 and declined 4% from the 2002 second quarter. On a year-to-date basis, these fees declined 6% compared with the same period last year. The increase from the immediately preceding quarter stemmed from the improved performance of the equities market. The declines from the second quarter of 2002 and the first six months of 2002 were driven by the narrower spreads on equity brokerage transactions at the Investment Bank.

Part I
Item 2 (continued)

Mortgage servicing fees
Mortgage servicing fees for the second quarter of 2003 declined considerably from both the first quarter of 2003 and the second quarter of 2002 due to higher amortization of mortgage servicing rights (“MSRs”) and MSR valuation adjustments in excess of derivative gains. The higher amortization and valuation adjustments were the result of a continued decline in interest rates over the period. However, these declines were more than offset by the results of the economic hedges recorded in securities gains. These same factors resulted in lower fees for the first half of 2003 compared with the same period in 2002. At June 30, 2003, the balance of mortgages serviced at Chase Home Finance stood at $437 billion compared with $432 billion at March 31, 2003, and $436 billion at June 30, 2002. For a further discussion of these fees, see the Chase Home Finance discussion on pages 45-46 of this Form 10-Q.

Other lending-related service fees
In the second quarter of 2003, other lending-related service fees were relatively stable compared with both the first quarter of 2003 and the second quarter of 2002. For the six months ended June 30, 2003, other lending-related service fees declined 3% versus last year’s same period. These results were attributable to lower loan commitment fees and other lending-related services, partly offset by higher standby letter-of-credit fees due to new business.

Deposit service fees
Deposit service fees in the second quarter of 2003 were flat compared with the first quarter of 2003 but increased 4% from the second quarter of 2002. The increase from the second quarter of 2002 resulted from the lower interest rate environment, which reduced the value of customers’ compensating deposit balances; as a consequence, customers paid incremental fees for deposit services. These increases were partly offset by lower balance-deficiency fees, as many customers at Chase Regional Banking increased their account balances by transferring cash from brokerage accounts to more stable bank deposit accounts, in response to the uncertain market environment. On a year-to-date basis, deposit service fees remained stable.

Other fees
Other fees of $252 million rose 3% from both the first quarter of 2003 and the second quarter of 2002. For the six months ended June 30, 2003, other fees increased 4% compared with the same period last year. The increases in other fees pertained to several processing-related service fees.

Private equity gains (losses)
Private equity losses were $29 million in the second quarter of 2003, compared with losses of $221 million in the first quarter of 2003 and $125 million in the second quarter of 2002. For the first half of the year, private equity losses were $250 million, versus losses of $363 million for the same period a year ago. For a discussion of private equity gains (losses), see the JPMorgan Partners (“JPMP”) segment results on pages 42-43 of this Form 10-Q.

Securities gains
In the second quarter of 2003, securities gains of $768 million were $283 million higher than in the first quarter of 2003 and were $644 million higher than in the second quarter of 2002. During the first six months of 2003, securities gains of $1.3 billion were up substantially from gains of $238 million in the same period last year. The 2003 second quarter results included $312 million of gains realized from the sales activities of Chase Home Finance’s investment securities portfolio, related to hedging the economic value of MSRs. This compared with gains of $96 million and $16 million in the first quarter of 2003 and the second quarter of 2002, respectively. For the first half of 2003, Chase Home Finance had gains of $408 million compared with gains of $3 million for the first half of 2002.

Other revenue

				Second Quarter Change		Six Months Ended June 30,
(in millions)	2Q 2003	1Q 2003	2Q 2002	1Q 2003	2Q 2002	2003	2002	Change
Residential mortgage origination/sales activities	$439	$378	$146	16%	201%	$817	$246	232%
All other revenue	58	103	146	(44)	(60)	161	203	(21)

Total	$497	$481	$292	3	70	$978	$449	118

Part I
Item 2 (continued)

Residential mortgage origination and sales activities of $439 million in the second quarter of 2003 increased 16% and 201% from the first quarter of 2003 and the second quarter of 2002, respectively. The increases were reflective of the record level of loan applications and originations, which have been consistently strong over the past four quarters. For additional information on mortgage-related revenue, see the Chase Financial Services segment discussion on pages 44-48 and Notes 8 and 9 of this Form 10-Q.

All other revenue of $58 million fell 44% from the 2003 first quarter and 60% from the second quarter of 2002. The second quarter of 2003 reflected a reduction in the net results of the corporate and bank-owned life insurance policies. The first quarter of 2003 reflected a gain of $27 million on the sale of a nonstrategic asset management business, partly offset by the recognition of certain nonoperating charges at American Century Companies, Inc. (“American Century”) that reduced equity income. The Firm has a 44% interest in American Century. The decline of 21% in the first six months of 2003 compared with the first half of 2002 primarily reflected lower net results of the corporate and bank-owned life insurance policies, partially offset by write-downs in 2002 of certain Latin American investments totaling $57 million.

Net interest income
Net interest income of $3.1 billion in the second quarter of 2003 decreased $152 million from the first quarter of 2003 but increased $181 million from the same period a year ago. The decline from the first quarter reflected the lower volume of average trading assets. The increase from last year’s second quarter was primarily attributable to lower funding costs and slightly higher volumes of trading assets. The increase from the 2002 second quarter was also due to lower interest rates, which resulted in a greater volume of, and wider spreads on, consumer loans, particularly mortgages and automobile loans. These increases were partially offset by lower net interest income on deposits. For the six months ended June 30, 2003, net interest income of $6.3 billion increased 8% compared with the same period last year, due to lower overall funding costs and increased mortgage and automobile loans. Trading-related net interest income was $479 million in the second quarter of this year, down $204 million from the first quarter of 2003 but up $74 million from the second quarter of 2002.

On an aggregate basis, the Firm’s total average interest-earning assets for the second quarter of 2003 were $571.2 billion, compared with $598.2 billion in the first quarter of 2003. The net interest yield on these assets, on a fully taxable-equivalent basis, was 2.16% in the 2003 second quarter, three basis points lower than in the first quarter of 2003.

NONINTEREST EXPENSE
Total Noninterest expense for the quarter was $5.8 billion, up 5% from the first quarter of 2003 and 12% from the second quarter of 2002. For the six months ended June 30, 2003, total Noninterest expense of $11.4 billion was up 8% compared with the same period last year. The second quarter of 2003 included a $100 million addition to the previously established Enron-related litigation reserve. Relative to the prior year, the increases in the second quarter and the first half reflected higher Compensation expense due to performance-driven incentive accruals and increased stock-based compensation and pension costs. Total severance and other related costs for the Firm were $210 million in the second quarter of 2003, $171 million in the first quarter of 2003 and $162 million in the second quarter of last year. Severance and other related costs included the charges associated with vacant excess real estate of $128 million and $78 million in the second and first quarters of this year, respectively; there were no such charges for the first six months of 2002.

The following table presents the components of Noninterest expense:

Noninterest expense
				Second Quarter Change		Six Months Ended June 30,
(in millions)	2Q 2003	1Q 2003	2Q 2002	1Q 2003	2Q 2002	2003	2002	Change
Compensation expense	$3,231	$3,174	$2,761	2%	17%	$6,405	$5,584	15%
Occupancy expense	543	496	365	9	49	1,039	703	48
Technology and communications expense	732	637	629	15	16	1,369	1,294	6
Other expense	1,226	1,234	1,210	(1)	1	2,460	2,487	(1)
Surety settlement and litigation reserve	100	—	—	NM	NM	100	—	NM
Merger and restructuring costs	—	—	229	NM	NM	—	484	NM

Total noninterest expense	$5,832	$5,541	$5,194	5	12	$11,373	$10,552	8

Part I
Item 2 (continued)

Compensation expense

Compensation expense in the second quarter of 2003 was $3.2 billion, up 2% from the first quarter of 2003 and 17% from the second quarter of 2002. For the six months ended June 30, 2003, compensation expense of $6.4 billion was 15% higher than in the same period last year. The increase from the immediately preceding quarter was due to higher performance-related incentive accruals; this was partially offset by lower severance-related costs and the transfer, at the start of the 2003 second quarter, of approximately 2,800 employees to IBM in connection with a technology infrastructure outsourcing agreement. The outsourcing agreement resulted in a shift from compensation to technology expenses. The increases in Compensation expense in the second quarter and first half of 2003 were attributable to an increase in performance-related incentive accruals of $628 million and $995 million, respectively, and pension and other postretirement benefit costs of $26 million and $31 million, respectively. The incentive increases included higher stock-based compensation costs of $62 million and $157 million for the second quarter and first half of 2003, respectively. Higher stock-based compensation resulted from the adoption of SFAS 123 on January 1, 2003, the impact of the reversal in 2002 of previously accrued expenses related to certain forfeitable key employee stock awards granted in prior years, partially offset by reduced costs in 2003 related to the vesting of prior year awards and net forfeitures. The higher pension and other postretirement benefit costs were primarily due to changes in actuarial assumptions related to the expected returns on plan assets and the amortization of unrecognized losses on plan assets. Severance-related costs in the second quarter of 2003 were $52 million, compared with $76 million in the first quarter of 2003 and $119 million in the second quarter of 2002.

Occupancy expense

Occupancy expense of $543 million in the 2003 second quarter increased $47 million from the first quarter of 2003 and $178 million from the second quarter of 2002. The increase from the prior period reflected charges of $128 million in the second quarter of 2003, versus charges of $78 million in the first quarter of 2003, to provide for anticipated losses on subletting unoccupied excess real estate. The increases from the second quarter and first half of 2002 were due to the aforementioned charges, additional leased space in midtown Manhattan, higher real estate taxes in New York and the costs of enhanced safety measures. JPMorgan Chase will continue to evaluate its current and projected space requirements. There is no assurance that the Firm will be able to dispose of its excess premises or that it will not incur additional charges in connection with such dispositions.

Technology and communications expense

In the second quarter of 2003, Technology and communications expense was $732 million, up 15% from the first quarter of 2003 and 16% from the second quarter of 2002. For the six months ended June 30, 2003, Technology and communications expense was $1.4 billion, up 6% versus the same period last year. These increases were due primarily to a shift in expenses from Compensation expense and Other expense into Technology and communications expense, as a result of the technology infrastructure outsourcing agreement with IBM. The impact on total expenses as a result of this agreement is expected to be small in 2003.

Other expense

In the second quarter of 2003, Other expense declined slightly from the first quarter of 2003 reflecting a shift in consultant costs within Professional services expense to Technology and communications expense as a result of approximately 1,000 system consultants moving to IBM in connection with the outsourcing agreement. Also contributing to the decline in Other expense was the absence of costs in the Investment Bank related to a sub-advised fund in Europe as a result of the expiration of the management agreement in April 2003. These were offset by higher expenses associated with the growth in mortgage, credit card, securities processing and underwriting businesses.

In comparison with the second quarter and first half of last year, Other expense was relatively unchanged as higher expenses related to business processing, credit card marketing campaigns, and Enron-related legal costs, were offset by expense management initiatives. The first quarter of 2002 also included $78 million of Sumitomo settlement costs, and the second quarter of 2002 had higher amortization of intangibles. The following table presents the components of other expense:

				Second Quarter Change		Six Months Ended June 30,
(in millions)	2Q 2003	1Q 2003	2Q 2002	1Q 2003	2Q 2002	2003	2002	Change
Professional services	$324	$325	$311	—%	4%	$649	$618	5%
Outside services	310	272	240	14	29	582	489	19
Marketing	167	164	144	2	16	331	290	14
Travel and entertainment	102	89	112	15	(9)	191	213	(10)
Amortization of intangibles	73	74	92	(1)	(21)	147	161	(9)
All other	250	310	311	(19)	(20)	560	716	(22)

Total other expense	$1,226	$1,234	$1,210	(1)	1	$2,460	$2,487	(1)

Part I
Item 2 (continued)

Management currently anticipates that Noninterest expense for full-year 2003 will be higher than for full-year 2002 (excluding from 2002 the impact of litigation and merger charges), driven primarily by increased incentives.

Surety settlement and litigation reserve

Included in the second quarter of 2003 was a $100 million addition to the Enron-related litigation reserve. No such charges were recorded in the first quarter of 2003 or in the first half of 2002.

Merger and restructuring costs

All costs related to the restructuring of businesses announced after January 1, 2002, were recorded in their related expense categories. In contrast, last year’s merger and restructuring charges of $229 million in the second quarter and $484 million for the six months ended June 30, 2002, were viewed by management as nonoperating expenses or “special items.” Refer to the discussion of compensation and occupancy expenses above for a description of restructuring costs incurred in 2003, and to page 21 and Note 6 on page 78 of JPMorgan Chase’s 2002 Annual Report.

Provision for credit losses

The 2003 second quarter Provision for credit losses of $435 million was $308 million lower than in the 2003 first quarter and $386 million lower than in the 2002 second quarter. The provision for credit losses for the six months ended June 30, 2003, was $396 million lower than for the prior period last year. The declines from the prior periods primarily reflected continued improvement in the quality of the commercial loan portfolio. Consumer credit quality also remained stable. See pages 52-64 of this Form 10-Q for a discussion of charge-offs associated with the commercial and consumer loan portfolios, and pages 63-64 of this Form 10-Q for a discussion of the Allowance for credit losses.

Income tax expense

In the second quarter of 2003, JPMorgan Chase recognized income tax expense of $940 million, compared with $722 million in the first quarter of 2003 and $531 million in the second quarter of 2002. For the first six months of 2003, JPMorgan Chase recorded Income tax expense of $1.7 billion, compared with $1.0 billion for the first six months of 2002. The effective tax rates were 34% for all periods.

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

In addition to analyzing the Firm’s results on a reported basis, management looks at results on an “operating basis,” which is a non-GAAP financial measure, to assess each of its lines of business and to measure overall Firm results against targeted goals. The definition of operating basis starts with the reported U.S. GAAP results and then excludes the impact of credit card securitizations. JPMorgan Chase periodically securitizes a portion of its credit card portfolio by selling a pool of credit card receivables to a trust, which issues securities to investors. When credit card receivables are securitized, the Firm ceases to accrue the related interest and credit costs; instead, the Firm receives fee revenue for continuing to service those receivables and additional revenue from any interest and fees on the receivables in excess of the interest paid to investors, net of credit losses and servicing fees. As a result, securitization does not change JPMorgan Chase’s reported or operating net income; however, it does affect the classification of items in the Consolidated statement of income.

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

Prior to 2003, the Firm also excluded from its operating results the impact of merger and restructuring costs and special items, as these transactions were viewed by management as not part of the Firm’s normal daily business operations or unusual in nature and, therefore, not indicative of trends. (To be considered a special item, the nonrecurring gain or loss had to be at least $75 million or more during 2002 and $50 million or more prior to 2002.) Commencing in 2003, management has determined that many of the costs previously considered nonoperating will be deemed operating costs; therefore, all such costs will be included in the Firm’s reported results. However, it is possible that in the future, management may designate certain material gains or losses incurred by the Firm to be “special items.”

Part I
Item 2 (continued)

The following summary table provides a reconciliation between the Firm’s reported and operating results for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30, 2003					Three Months Ended June 30, 2002
	Reported	Credit	Special		Operating	Reported	Credit	Special		Operating
(in millions, except per share data)	results(a)	card(b)	items(c)	Reclasses(d)	basis	results(a)	card(b)	items(c)	Reclasses(d)	basis

Consolidated income statement
Revenue:
Investment banking fees	$779	$—	$—	$—	$779	$785	$—	$—	$—	$785
Trading revenue	1,477	—	—	479	1,956	731	—	—	405	1,136
Fees and commissions	2,479	(122)	—	—	2,357	2,885	(140)	—	—	2,745
Private equity gains (losses)	(29)	—	—	—	(29)	(125)	—	—	—	(125)
Securities gains	768	—	—	—	768	124	—	—	—	124
Other revenue	497	(24)	—	—	473	292	(19)	—	—	273
Net interest income	3,063	626	—	(479)	3,210	2,882	493	—	(405)	2,970

Total revenue	9,034	480	—	—	9,514	7,574	334	—	—	7,908

Noninterest expense:
Compensation expense(e)	3,231	—	—	—	3,231	2,761	—	—	—	2,761
Noncompensation expense(e)(f)	2,601	—	—	—	2,601	2,204	—	—	—	2,204
Merger and restructuring costs	—	—	—	—	—	229	—	(229)	—	—

Total noninterest expense	5,832	—	—	—	5,832	5,194	—	(229)	—	4,965
Operating margin	3,202	480	—	—	3,682	2,380	334	229	—	2,943
Credit costs	435	480	—	—	915	821	334	—	—	1,155

Income before income tax expense	2,767	—	—	—	2,767	1,559	—	229	—	1,788
Income tax expense	940	—	—	—	940	531	—	78	—	609

Net income	$1,827	$—	$—	$—	$1,827	$1,028	$—	$151	$—	$1,179

Earning per share – diluted	$0.89	$—	$—	$—	$0.89	$0.50	$—	$0.08	$—	$0.58

	Six Months Ended June 30, 2003					Six Months Ended June 30, 2002
	Reported	Credit	Special		Operating	Reported	Credit	Special		Operating
(in millions, except per share data)	results(a)	card(b)	items(c)	Reclasses(d)	basis	results(a)	card(b)	items(c)	Reclasses(d)	basis

Consolidated income statement
Revenue:
Investment banking fees	$1,395	$—	$—	$—	$1,395	$1,540	$—	$—	$—	$1,540
Trading revenue	2,709	—	—	1,162	3,871	2,030	—	—	826	2,856
Fees and commissions	5,077	(291)	—	—	4,786	5,469	(231)	—	—	5,238
Private equity gains (losses)	(250)	—	—	—	(250)	(363)	—	—	—	(363)
Securities gains	1,253	—	—	—	1,253	238	—	—	—	238
Other revenue	978	(28)	—	—	950	449	(39)	—	—	410
Net interest income	6,278	1,256	—	(1,162)	6,372	5,809	925	—	(826)	5,908

Total revenue	17,440	937	—	—	18,377	15,172	655	—	—	15,827

Noninterest expense:
Compensation expense(e)	6,405	—	—	—	6,405	5,584	—	—	—	5,584
Noncompensation expense(e)(f)	4,968	—	—	—	4,968	4,484	—	—	—	4,484
Merger and restructuring costs	—	—	—	—	—	484	—	(484)	—	—

Total noninterest expense	11,373	—	—	—	11,373	10,552	—	(484)	—	10,068
Operating margin	6,067	937	—	—	7,004	4,620	655	484	—	5,759
Credit costs	1,178	937	—	—	2,115	1,574	655	—	—	2,229

Income before income tax expense	4,889	—	—	—	4,889	3,046	—	484	—	3,530
Income tax expense	1,662	—	—	—	1,662	1,036	—	165	—	1,201

Net income	$3,227	$—	$—	$—	$3,227	$2,010	$—	$319	$—	$2,329

Earning per share – diluted	$1.57	$—	$—	$—	$1.57	$0.99	$—	$0.16	$—	$1.15

Part I
Item 2 (continued)

(a)	Represents condensed results as reported in JPMorgan Chase’s Consolidated financial statements.
(b)	Represents the impact of credit card securitizations. For securitized receivables, amounts that normally would be reported as Net interest income and as Provision for credit losses are reported as noninterest revenue.
(c)	For 2002, includes merger and restructuring costs. For a description of special items, see Glossary of terms on pages 78-79 of this Form 10-Q.
(d)	On an operating basis, JPMorgan Chase reclassifies trading-related Net interest income from Net interest income to Trading revenue.
(e)	Includes severance and other related costs associated with expense containment programs implemented in 2002.
(f)	Includes Occupancy expense, Technology and communications expense, Other expense and Surety settlement and litigation reserve.

Other Non-GAAP Financial Measures Used By the Firm in Evaluating Its Lines of Business

The Firm uses the shareholder value added (“SVA”) framework to measure performance of its business segments. To derive SVA, a non-GAAP financial measure, the Firm applies a cost of capital to each business segment. The capital elements and resultant capital charges provide the businesses with the financial framework to evaluate the trade-off between the use of capital by each business unit versus its return to shareholders. See segment results on page 24 of JPMorgan Chase’s 2002 Annual Report for a further discussion of SVA. The following table provides a reconciliation of the Firm’s SVA to operating earnings on a consolidated basis:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2003	2002	2003	2002
Operating earnings	$1,827	$1,179	$3,227	$2,329
Less: preferred dividends	12	13	25	26

Adjusted operating earnings	1,815	1,166	3,202	2,303
Less: cost of capital	1,279	1,223	2,518	2,419

SVA	$536	$(57)	$684	$(116)

The following table provides a reconciliation of the Firm’s average assets to average managed assets, which is a non-GAAP financial measure:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2003	2002	2003	2002
Average assets	$764,655	$734,946	$771,409	$726,841
Average credit card securitizations	31,665	25,289	31,749	23,537

Average managed assets	$796,320	$760,235	$803,158	$750,378

SEGMENT RESULTS
JPMorgan Chase’s segment results reflect the manner in which financial information is currently evaluated by the Firm’s management and is presented on an “operating” basis. Prior-period segment results have been adjusted to reflect alignment of management accounting policies or changes in organizational structure among businesses. The line-of-business operating results reflect the revised internal management reporting policies, which were previously disclosed in the Firm’s Form 8-K dated July 11, 2003. For a further discussion of the revisions to management accounting policies made during the first half of 2003, see Note 23 on page 22 of this Form 10-Q.

Restatements of segment results may occur in the future as a result of the continued allocation of revenue and expense items from the Corporate segment to the other business segments. See Support Units and Corporate on pages 48-49 of this Form 10-Q for a further discussion. For a discussion of the Firm’s methodologies of allocating capital to its business units, see pages 49-50 of this Form 10-Q and pages 24-25 of JPMorgan Chase’s 2002 Annual Report.

Part I
Item 2 (continued)

The table below provides summary financial information on an operating basis for the five major business segments, and it also reconciles operating revenue to reported revenue and operating earnings to net income.

Summary of segment results
Operating revenue				Second Quarter Change		Six Months Ended June 30,
(in millions)	2Q 2003	1Q 2003	2Q 2002	1Q 2003	2Q 2002	2003	2002	Change
Investment Bank	$4,257	$4,068	$3,154	5%	35%	$8,325	$6,809	22%
Treasury & Securities Services	984	935	991	5	(1)	1,919	1,933	(1)
Investment Management & Private Banking	684	643	729	6	(6)	1,327	1,494	(11)
JPMorgan Partners	(70)	(278)	(193)	75	64	(348)	(501)	31
Chase Financial Services	3,977	3,696	3,400	8	17	7,673	6,455	19

Total operating revenue (a)(b)	9,514	8,863	7,908	7	20	18,377	15,827	16

Less: Impact of credit card securitizations	480	457	334	5	44	937	655	43

Total reported revenue (b)	$9,034	$8,406	$7,574	7	19	$17,440	$15,172	15

Operating earnings				Second Quarter Change		Six Months Ended June 30,
(in millions)	2Q 2003	1Q 2003	2Q 2002	1Q 2003	2Q 2002	2003	2002	Change
Investment Bank	$1,087	$946	$507	15%	114%	$2,033	$1,276	59%
Treasury & Securities Services	127	131	165	(3)	(23)	258	301	(14)
Investment Management & Private Banking	69	36	82	92	(16)	105	182	(42)
JPMorgan Partners	(91)	(217)	(168)	58	46	(308)	(413)	25
Chase Financial Services	883	677	649	30	36	1,560	1,135	37

Total operating earnings (a)(b)	1,827	1,400	1,179	31	55	3,227	2,329	39

Less: Impact of special items (c)	—	—	151	NM	NM	—	319	NM

Net income (b)	$1,827	$1,400	$1,028	31	78	$3,227	$2,010	61

(a)	Includes Support Units and the effects remaining at the corporate level after the implementation of management accounting policies.
(b)	Represents consolidated JPMorgan Chase.
(c)	Includes merger and restructuring costs and special items in 2002.

Part I
Item 2 (continued)

INVESTMENT BANK

For a discussion of the business profile of the Investment Bank (“IB”), see pages 26–28 of JPMorgan Chase’s 2002 Annual Report. The following table sets forth selected IB financial data:

(in millions, except ratios and				Second Quarter Change				Six Months Ended June 30,
employees)	2Q 2003	1Q 2003	2Q 2002	1Q 2003		2Q 2002		2003	2002	Change
Operating revenue	$4,257	$4,068	$3,154	5%		35%		$8,325	$6,809	22%
Operating expense:
Compensation expense	1,391	1,321	1,057	5		32		2,712	2,187	24
Noncompensation expense	915	836	820	9		12		1,751	1,725	2
Severance and related costs	150	104	124	44		21		254	171	49

Total operating expense	2,456	2,261	2,001	9		23		4,717	4,083	16
Operating margin	1,801	1,807	1,153	—		56		3,608	2,726	32
Credit costs	(4)	245	306	NM		NM		241	588	(59)
Corporate credit allocation	(11)	(14)	(21)	21		48		(25)	(43)	42
Operating earnings	$1,087	$946	$507	15		114		$2,033	$1,276	59

Average allocated capital	$20,101	$20,825	$19,638	(3)		2		$20,461	$19,934	3
Average assets	494,221	525,613	503,339	(6)		(2)		509,830	485,576	5
Shareholder value added	480	324	(86)	48		NM		804	79	NM
Return on allocated capital	22%	18%	10%	400	bp	1,200	bp	20%	13%	700	bp
Overhead ratio	58	56	63	200		(500)		57	60	(300)
Overhead ratio (excluding severance and related costs)	54	53	60	100		(600)		54	57	(300)
Compensation as % of revenue (excl. severance and related costs)	33	32	34	100		(100)		33	32	100
Full-time equivalent employees	14,457	14,605	16,688	(1)%		(13)%
Shareholder value added:
Operating earnings	$1,087	$946	$507	15		114		$2,033	$1,276	59%
Less: preferred dividends	5	6	5	(17)		—		11	11	—

Adjusted operating earnings	1,082	940	502	15		116		2,022	1,265	60
Less: cost of capital	602	616	588	(2)		2		1,218	1,186	3

Total shareholder value added	$480	$324	$(86)	48		NM		$804	$79	NM

BUSINESS REVENUE:				Second Quarter Change		Six Months Ended June 30,
(in millions)	2Q 2003	1Q 2003	2Q 2002	1Q 2003	2Q 2002	2003	2002	Change
Investment banking fees
Underwriting and other fees	$603	$460	$587	31%	3%	$1,063	$1,129	(6)%
Advisory	162	160	194	1	(16)	322	388	(17)

Total	$765	$620	$781	23	(2)	$1,385	$1,517	(9)

Capital markets & lending
Fixed income	$2,176	$1,992	$1,289	9	69	$4,168	$3,052	37
Treasury	627	607	269	3	133	1,234	654	89
Credit portfolio	299	413	442	(28)	(32)	712	771	(8)
Equities	390	436	373	(11)	5	826	815	1

Total	$3,492	$3,448	$2,373	1	47	$6,940	$5,292	31

Total operating revenue	$4,257	$4,068	$3,154	5	35	$8,325	$6,809	22

Capital markets & lending total-return revenue (a)
Fixed income	$2,113	$1,954	$1,362	8%	55%	$4,067	$3,083	32%
Treasury	438	536	215	(18)	104	974	685	42
Credit portfolio	299	413	442	(28)	(32)	712	771	(8)
Equities	390	436	373	(11)	5	826	815	1

Total	$3,240	$3,339	$2,392	(3)	35	$6,579	$5,354	23

(a)	Total return revenue includes operating revenues plus the unrealized gains or losses on third-party or internally transfer-priced assets and liabilities in treasury and fixed income activities, which are not accounted for on a mark-to-market basis through earnings.

Part I
Item 2 (continued)

IB reported operating earnings of $1.1 billion in the second quarter, compared with $946 million in the first quarter of 2003 and $507 million in the second quarter of 2002. Operating earnings for the quarter were driven by strong capital markets revenues and lower credit costs. For the first six months of 2003, operating earnings of $2.0 billion were 59% higher than in the same period last year. Return on allocated capital for the first six months of 2003 was 20%, compared with 13% in the first half of 2002. Operating revenues of $4.3 billion in the second quarter were 5% higher than in the first quarter of 2003 and up 35% from the second quarter of 2002. For the first six months of 2003, operating revenues of $8.3 billion increased 22% from the same period last year.

Investment banking fees of $765 million increased 23% from the first quarter of 2003 and were down 2% from the second quarter of 2002. The increase compared with the prior quarter was due to strong debt underwriting fees and a rebound in loan syndication and equity underwriting fees. Underwriting and other fees of $603 million were up 31% from the first quarter of 2003 and up 3% from the second quarter of 2002. Advisory revenues were up 1% from the first quarter of 2003 but down 16% from the second quarter of 2002, reflecting continued industry-wide weakness in M&A. For the six months ended June 30, 2003, Investment banking fees decreased 9% compared with the six months ended June 30, 2002, primarily driven by declines in M&A activity. For the first half of 2003, the Firm maintained its #1 ranking in Global loan syndications and its #2 ranking in U.S. investment grade bonds, improved to #3 in Global announced M&A, with a 17% market share, and improved to #3 in U.S. equity and equity-related, with a 13% market share.1

IB evaluates its capital markets activities, including sales and trading, treasury and corporate lending activities, by considering all revenues related to these activities. These revenues include trading revenue related to client and risk taking activities, fees and commissions, securities gains and related net interest income and other revenues. In addition, these activities are managed on a total-return revenue basis. This includes operating revenues plus the unrealized gains or losses on third-party or internally transfer-priced assets and liabilities, primarily in fixed income and treasury activities, which are not accounted for on a mark-to-market basis through earnings.

Capital markets & lending total-return revenue was $3.2 billion, down 3% and up 35% from the first quarter of 2003 and the second quarter of 2002, respectively. Fixed income total-return revenue of $2.1 billion increased 8% from the first quarter of 2003 and 55% from the second quarter of 2002, primarily driven by strength in North American credit markets, Latin America, interest rate derivatives and foreign exchange trading. Global Treasury, which manages the Firm’s interest rate exposure and investment securities activity, had revenue of $438 million, down 18% from the record results posted in the first quarter of 2003 but up 104% from the second quarter of 2002. Global Treasury’s activities complement, and offer a strategic balance and diversification benefit to, the Firm’s trading activities. Credit Portfolio total-return revenue of $299 million was down 28% from the first quarter of 2003 and down 32% from the second quarter of 2002 due to mark-to-market losses on credit hedging activity. Equities total-return revenue was $390 million in the second quarter of 2003, a decrease of 11% from the first quarter of 2003 and up 5% from the second quarter of 2002. The growth in equities compared with last year reflected improved results in derivatives, partially offset by declines in convertibles. On an operating revenue basis, Capital markets & lending revenue of $3.5 billion in the second quarter was 1% above the first quarter of 2003 and 47% above the second quarter of 2002.

For the first six months of 2003, Capital markets & lending total-return revenue was $6.6 billion, up 23% from last year. Fixed income total-return results were up 32% due to strong trading results in credit markets, European interest rate markets, Latin America and foreign exchange. Treasury total-return results were up 42% from last year due to risk positioning to benefit from interest rate movements. Credit portfolio revenues of $712 million were down 8% from last year due to mark-to-market losses on credit hedging activity and a lower level of commercial loan outstandings. Equities revenue of $826 million was up 1% due to strength in derivatives, partially offset by weakness in convertibles. For the first six months of 2003, Capital markets & lending operating revenue was $6.9 billion, up 31% from last year.

Operating expense of $2.5 billion increased 9% from the first quarter of 2003 and 23% from the second quarter of 2002, primarily driven by higher incentives resulting from improved financial performance. Noncompensation expense increased 12% from the second quarter of 2002, primarily as a result of the $100 million addition to the Enron-related litigation reserve. Excluding the litigation charge in the second quarter of 2003, Noncompensation expense decreased 1%. Severance and related costs increased 44% from the first quarter of 2003 and 21% from the second quarter of 2002, primarily driven by $104 million in charges to provide for anticipated losses on subletting unoccupied excess real estate. Including these severance and related costs, the overhead ratio for the second quarter was 58%, compared with 56% in the first quarter of 2003 and 63% in the second quarter of 2002.

For the first six months of 2003, operating expense was $4.7 billion, up 16% compared with the same period last year, mainly due to higher compensation costs from improved earnings. Noncompensation costs of $1.8 billion were basically flat to the first half of 2002. Operating expense for the first six months of 2003 included severance and related costs of $254 million, compared with $171 million for the same period last year. For the six months ended June 30, 2003, including severance and related costs, the overhead ratio was 57%, compared with 60% for the six months ended June 30, 2002.

[1]	Derived from Thomson Financial Securities data

Part I
Item 2 (continued)

Credit costs were negative $4 million for the quarter, down from $245 million from the first quarter of 2003 and $306 million from the second quarter of 2002. The allowance for credit losses declined as there was no provision for charge-offs by the IB in the quarter. The lower allowance reflected an improvement in the credit quality of the portfolio. For the first six months of 2003, credit costs were $241 million or 59% lower than in the same period last year. For additional information, see Credit Risk Management on pages 52-64 of this Form 10-Q.

Effective in the second quarter of 2003, management assigned to T&SS pre-tax earnings and allocated capital associated with certain credit exposures within the Investment Bank’s credit portfolio on behalf of clients shared with T&SS. Prior periods have been restated to reflect this allocation. The impact to the IB of this change decreased pre-tax operating results by $11 million and average allocated capital by $819 million, and it increased shareholder value added by $18 million in the second quarter of 2003.

The IB expects results in the second half of 2003 to moderate due to a seasonal slowdown in activity and fewer opportunities for trading and treasury activities.

	Second Quarter				Six Months Ended June 30,
Market Share/Rankings:(a)	2003		2002		2003		2002
Global syndicated loans	24%	#1	28%	#1	20%	#1	25%	#1
U.S. investment-grade bonds	17	#2	19	#2	15	#2	17	#2
Euro-denominated corporate international bonds	5	#7	5	#7	5	#8	6	#5
Global equity and equity-related	9	#4	6	#7	10	#4	5	#7
U.S. equity and equity-related	12	#4	9	#5	13	#3	7	#6
Global announced M&A	13	#7	17	#3	17	#3	15	#6

(a)	Derived from Thomson Financial Securities data, which reflects subsequent updates to prior-period information. Global announced M&A is based on rank value; all other rankings are based on proceeds, with full credit to each book manager/equal if joint.

TREASURY & SECURITIES SERVICES

For a discussion of the profiles for each business within Treasury & Securities Services (“T&SS”), see pages 29–30 of JPMorgan Chase’s 2002 Annual Report. The following table sets forth selected financial data of T&SS:

(in millions, except ratios and				Second Quarter Change				Six Months Ended June 30,
employees)	2Q 2003	1Q 2003	2Q 2002	1Q 2003		2Q 2002		2003	2002	Change
Operating revenue	$984	$935	$991	5%		(1)%		$1,919	$1,933	(1)%
Operating expense:
Compensation expense	320	319	302	—		6		639	606	5
Noncompensation expense	454	421	446	8		2		875	886	(1)
Severance and related costs	24	4	3	500		NM		28	8	250

Total operating expense	798	744	751	7		6		1,542	1,500	3
Operating margin	186	191	240	(3)		(23)		377	433	(13)
Credit costs	1	1	(1)	NM		NM		2	—	NM
Corporate credit allocation	11	14	21	(21)		(48)		25	43	(42)
Operating earnings	$127	$131	$165	(3)		(23)		$258	$301	(14)

Average allocated capital	$2,768	$2,759	$2,662	—		4		$2,764	$2,727	1
Average assets	20,165	17,504	18,919	15		7		18,842	17,954	5
Shareholder value added	43	49	85	(12)		(49)		92	138	(33)
Return on allocated capital	18%	19%	25%	(100	)bp	(700	)bp	19%	22%	(300	)bp
Overhead ratio	81	80	76	100		500		80	78	200
Assets under custody (in billions)	$6,777	$6,269	$6,417	8%		6%
Full-time equivalent employees	14,388	14,344	14,857	—		(3)
Shareholder value added:
Operating earnings	$127	$131	$165	(3)		(23)		$258	$301	(14)%
Less: preferred dividends	—	1	—	NM		NM		1	1	—

Adjusted operating earnings	127	130	165	(2)		(23)		257	300	(14)
Less: cost of capital	84	81	80	4		5		165	162	2

Total shareholder value added	$43	$49	$85	(12)		(49)		$92	$138	(33)

Part I
Item 2 (continued)

				Second Quarter Change		Six Months Ended June 30,
	2Q 2003	1Q 2003	2Q 2002	1Q 2003	2Q 2002	2003	2002	Change
Operating revenue by business:
Treasury Services	$472	$479	$440	(1)%	7%	$951	$887	7%
Investor Services	359	340	416	6	(14)	699	797	(12)
Institutional Trust Services	239	205	222	17	8	444	425	4
Other	(86)	(89)	(87)	3	1	(175)	(176)	1

Total	$984	$935	$991	5	(1)	$1,919	$1,933	(1)

T&SS reported operating earnings of $127 million in the second quarter of 2003, a decrease of 3% from the first quarter of 2003 and 23% from the second quarter of 2002. Return on allocated capital for the quarter was 18%, compared with 19% for the first quarter of 2003 and 25% for the second quarter of 2002. For the first six months of 2003, operating earnings of $258 million were 14% lower compared with the same period last year. Return on allocated capital for the first six months of 2003 was 19%, compared with 22% for the same period last year.

Operating revenue was $984 million in the second quarter of 2003, an increase of 5% from the first quarter of 2003 and a decrease of 1% from the second quarter of 2002. Treasury Services revenues decreased by 1% from the first quarter of 2003 and increased by 7% from the second quarter of 2002, due to higher trade finance revenues, increased commercial card revenues and higher balance-related revenue; the latter included higher fees earned for deposit services resulting from the reduced value of customers’ compensating balances, driven by the lower interest rate environment. Investor Services revenues increased 6% from the first quarter of 2003, primarily due to higher securities lending and asset-based fees, as well as higher foreign exchange revenue resulting from increased volume. Revenues decreased 14% from the second quarter of 2002, the result of reduced balances, asset-based fees, foreign exchange revenue and securities lending activities. Institutional Trust Services revenues were up 17% from the first quarter of 2003 and 8% from the second quarter of 2002, due to increased American depositary receipt (“ADR”) issuance and cancellation activities, growth in selected debt product lines, increased volume in the asset servicing business and the impact of acquisitions.

Total T&SS revenues for the six months ended June 30, 2003, of $1.9 billion were 1% lower compared with the same period last year: Investor Services revenues decreased by 12%, offset by higher revenues at Treasury Services of 7% and at Institutional Trust Services of 4%.

Operating expense increased 7% from the first quarter of 2003 and 6% from the second quarter of 2002, reflecting charges to provide for anticipated losses on subletting unoccupied excess real estate, higher severance, the impact of acquisitions, the cost associated with expensing of options and increased pension costs. The overhead ratio of 81% for the second quarter increased from 80% in the first quarter of 2003 and 76% in the second quarter of 2002. For the first six months of 2003, operating expense was $1.5 billion, up 3% from the same period last year. The overhead ratio for the first six months ended June 30, 2003, was 80%, compared with 78% for the same period last year.

Effective with the second quarter of 2003, T&SS is being assigned a corporate credit allocation of pre-tax earnings and the associated capital related to certain credit exposures managed within the Investment Bank’s credit portfolio on behalf of clients shared with T&SS. Prior periods have been restated to reflect this allocation. For the second quarter of 2003, the impact to T&SS of this change increased pre-tax operating results by $11 million and average allocated capital by $819 million, and it decreased shareholder value added by $18 million.

On July 16, 2003, JPMorgan Chase announced its agreement to acquire Bank One’s corporate trust services business for approximately $720 million in cash, of which approximately 10% of the purchase price is contingent on business retention. The purchase, subject to regulatory approval, is expected to close later this year and is expected to have minimal impact on 2003 operating results.

League Table #1 Rankings
U.S. dollar clearing and commercial payments – FImetrix, 2003
Issuing and paying agent for U.S. commercial paper – DTC, June 30, 2003
American depositary receipt bank in terms of reported ADR market cap under management – SEC 13-F filings, March 2003
U.S. provider of non-indigenous EURO clearing services – FImetrix, 2003
Trustee for MBS, ABS and CDOs, based on number of issues, first half of year – Thomson Financial, 2003

Part I
Item 2 (continued)

INVESTMENT MANAGEMENT & PRIVATE BANKING

For a discussion of the business profile of Investment Management & Private Banking (“IMPB”), see pages 31–32 of JPMorgan Chase’s 2002 Annual Report. The following table reflects selected financial data of IMPB:

(in millions, except ratios and				Second Quarter Change				Six Months Ended June 30,
employees)	2Q 2003	1Q 2003	2Q 2002	1Q 2003		2Q 2002		2003	2002	Change
Operating revenue	$684	$643	$729	6%		(6)%		$1,327	$1,494	(11)%
Operating expense	578	574	576	1		—		1,152	1,157	—
Credit costs	—	6	23	NM		NM		6	46	(87)

Pre-tax margin	106	63	130	68		(18)		169	291	(42)
Operating earnings	$69	$36	$82	92		(16)		$105	$182	(42)

Average allocated capital	$5,481	$5,432	$5,741	1		(5)		$5,457	$5,714	(4)
Average goodwill capital	4,096	4,101	4,120	—		(1)		4,098	4,116	—
Average assets	33,929	32,346	36,478	5		(7)		33,142	37,238	(11)
Shareholder value added	(97)	(126)	(92)	23		(5)		(223)	(162)	(38)
Tangible shareholder value added	29	(1)	37	NM		(22)		28	96	(71)
Return on allocated capital	5%	3%	6%	200	bp	(100	)bp	4%	6%	(200	)bp
Return on tangible allocated capital	21	12	21	900		—		16	24	(800)
Overhead ratio	85	89	79	(400)		600		87	77	1,000
Pre-tax margin ratio	15	10	18	500		(300)		13	19	(600)
Full-time equivalent employees	7,884	7,510	8,103	5%		(3)%
Shareholder value added:
Operating earnings	$69	$36	$82	92		(16)		$105	$182	(42)%
Less: preferred dividends	1	2	1	(50)		—		3	3	—

Adjusted operating earnings	68	34	81	100		(16)		102	179	(43)
Less: cost of capital	165	160	173	3		(5)		325	341	(5)

Total shareholder value added	(97)	(126)	(92)	23		(5)		(223)	(162)	(38)
Add: goodwill exclusion impact	126	125	129	1		(2)		251	258	(3)

Tangible SVA(a)	$29	$(1)	$37	NM		(22)		$28	$96	(71)

(a)	In addition to shareholder value added (“SVA”), the Firm uses tangible SVA, a non-GAAP financial measure, as an additional measure of the economics of the IMPB business segment. To derive tangible SVA, the impact of goodwill is excluded.

IMPB reported operating earnings of $69 million in the second quarter of 2003, an increase of 92% from the first quarter of 2003 and a decrease of 16% from the second quarter of 2002. Pre-tax margin was 15%, compared with 10% in the first quarter of 2003 and 18% in the second quarter of 2002. For the first six months of 2003, operating earnings of $105 million were 42% lower compared with the same period last year. Return on allocated capital for the second quarter of 2003 was 5%, compared with 3% in the first quarter of 2003 and 6% in the second quarter of 2002. Return on tangible allocated capital was 21% for the second quarter of 2003, compared with 12% in the first quarter of 2003 and 21% in the second quarter of 2002.

Operating revenue was $684 million in the second quarter of 2003, 6% higher than in the first quarter of 2003 and 6% lower than in the second quarter of 2002. For the first six months of 2003, revenues of $1.3 billion were 11% lower compared with the same period last year. The second quarter of 2003, when compared with the first quarter of 2003, primarily reflects increasing global equity valuations and stronger brokerage activity partly offset by net institutional outflows. Lower global equity valuations (the S&P 500 index was down approximately 14% from the prior year’s level) and institutional outflows contributed to the decrease in revenue versus the second quarter and first half of 2002. Revenue for the quarter included the new subsidiary, Retirement Planning Services (“RPS”), acquired on June 2, 2003.

Operating expense of $578 million for the quarter was flat compared with the first quarter of 2003 and the second quarter of 2002. For the first six months of 2003, operating expense of $1.2 billion was flat compared with the same period last year. The impact of merger and other expense savings initiatives implemented during 2002 and 2003 was offset by higher compensation expense and additional expenses arising from the acquisition of RPS. Credit costs were zero for the second quarter of 2003 and were down from $6 million in the first quarter of 2003 and $23 million from the second quarter of 2002. For the first six months of 2003, credit costs were $6 million, down from $46 million for the same period last year. The decline in credit costs was due to improvements in credit quality.

Part I
Item 2 (continued)

The table below reflects the assets under supervision in IMPB as of June 30, 2003:

				June 30, 2003
				Change
	June 30,	March 31,	June 30,	March 31,	June 30,
(in billions)	2003	2003	2002	2003	2002
Assets under supervision
Client segment:
Retail	$84	$72	$89	17%	(6)%
Private banking	130	125	138	4	(6)
Institutional	298	298	318	—	(6)

Assets under management(a)	512	495	545	3	(6)
Custody/brokerage/administration/deposits	182	127	140	43	30

Assets under supervision(b)	$694	$622	$685	12	1

Product class:
Liquidity	$140	$144	$131	(3)	7
Fixed income	150	144	156	4	(4)
Equities and other	222	207	258	7	(14)

Assets under management	512	495	545	3	(6)
Custody/brokerage/administration/deposits	182	127	140	43	30

Assets under supervision	$694	$622	$685	12	1

(a)	Assets under management represent assets actively managed by IMPB on behalf of institutional, retail and private banking clients.
(b)	Assets under supervision represent assets under management as well as custody, brokerage, administration and deposit accounts.

Total assets under supervision (“AUS”) at June 30, 2003, of $694 billion were 12% higher than at March 31, 2003, and 1% higher than at June 30, 2002. Assets under supervision at June 30, 2003, reflected, as a result of the acquisition of RPS, an increase of $41 billion in administration assets. Assets under management (“AUM”) increased 3% from the first quarter of 2003, reflecting market appreciation, partially offset by institutional outflows. AUM decreased 6% from the second quarter of 2002, reflecting market depreciation and institutional outflows. Not reflected in AUM is the Firm’s 44% interest in American Century, whose assets under management were $78 billion as of June 30, 2003, $71 billion as of March 31, 2003, and $81 billion as of June 30, 2002.

Leadership positions
No. 1 private bank in the United States and No. 3 globally based on AUS
No. 6 in asset management worldwide – Pensions & Investments

Part I
Item 2 (continued)

JPMORGAN PARTNERS

For a discussion of the business profile of JPMorgan Partners (“JPMP”), see pages 33–34 of JPMorgan Chase’s 2002 Annual Report. The following table sets forth selected financial data of JPMP:

				Second Quarter Change		Six Months Ended June 30,
(in millions, except employees)	2Q 2003	1Q 2003	2Q 2002	1Q 2003	2Q 2002	2003	2002	Change
Operating revenue	$(70)	$(278)	$(193)	75%	64%	$(348)	$(501)	31%
Operating expense	74	63	73	17	1	137	151	(9)

Operating margin	(144)	(341)	(266)	58	46	(485)	(652)	26
Operating earnings (loss)	$(91)	$(217)	$(168)	58	46	$(308)	$(413)	25

Average allocated capital	$5,916	$5,985	$6,330	(1)	(7)	$5,950	$6,447	(8)
Average assets	9,008	9,428	9,611	(4)	(6)	9,217	9,841	(6)
Shareholder value added	(314)	(440)	(407)	29	23	(754)	(897)	16
Full-time equivalent employees	329	342	357	(4)	(8)
Shareholder value added:
Operating earnings	$(91)	$(217)	$(168)	58	46	$(308)	$(413)	25
Less: preferred dividends	1	2	2	(50)	(50)	3	4	(25)

Adjusted operating earnings	(92)	(219)	(170)	58	46	(311)	(417)	25
Less: cost of capital	222	221	237	—	(6)	443	480	(8)

Total shareholder value added	$(314)	$(440)	$(407)	29	23	$(754)	$(897)	16

JPMP reported an operating loss of $91 million for the 2003 second quarter, compared with operating losses of $217 million in the first quarter of 2003 and $168 million in the second quarter of 2002. For the first six months of 2003, operating losses of $308 million improved 25% compared with the same period last year.

Total net private equity losses in the second quarter of 2003 were $22 million, compared with losses of $230 million in the first quarter of 2003 and $126 million in the second quarter of 2002. Although the current quarter’s results reflect some improvement, private equity market conditions remain muted, with limited exit opportunities. In the current quarter, JPMP’s direct private equity investments recorded net gains of $123 million, compared with a net loss of $136 million in the first quarter of 2003 and a net loss of $135 million in the second quarter of 2002. JPMP’s direct private equity results included $153 million in net realized cash gains and $147 million of mark-to-market gains on public investments, which were partially offset by write-downs and write-offs of $177 million taken on direct private investment positions. In the second quarter of 2003, JPMP recorded a $145 million loss in its private third-party fund investments, compared with a net loss of $94 million and a net gain of $9 million in the first quarter of 2003 and the second quarter of 2002, respectively. The results in the second quarter of 2003 included losses on the disposition of funded limited partnership interests under contract to be sold in the third quarter of 2003 and additional performance deterioration in the remaining private third-party fund portfolio.

Management intends to reduce, over time, the JPMP private equity portfolio from approximately 20% of the Firm’s common stockholders’ equity at December 31, 2002, to approximately 10%. Reductions in noncore assets, such as sales of investments in third-party funds, will contribute to achieving this target. As a result of the continued soft market conditions and opportunistic dispositions of noncore assets, private equity losses in the second half of 2003 could be similar to JPMP’s first-half results.

				Second Quarter Change		Six Months Ended June 30,
(in millions)	2Q 2003	1Q 2003	2Q 2002	1Q 2003	2Q 2002	2003	2002	Change
Direct investments:
Realized cash gains (net)	$153	$46	$91	233%	68%	$199	$217	(8)%
Write-downs / write-offs	(177)	(176)	(206)	(1)	14	(353)	(390)	9
Mark-to-market gains (losses)(a)	147	(6)	(20)	NM	NM	141	(198)	NM

Total direct investments	123	(136)	(135)	NM	NM	(13)	(371)	96
Private third-party fund investments (net)	(145)	(94)	9	(54)	NM	(239)	(10)	NM

Total private equity gains (losses)(b)	$(22)	$(230)	$(126)	90	83	$(252)	$(381)	34

(a)	Includes mark-to-market gains (losses) and reversals of mark-to-market gains (losses) due to public securities sales.
(b)	Includes the impact of portfolio hedging activities.

Part I
Item 2 (continued)

JPMorgan Partners Investment Portfolio

The following table presents the carrying value and cost of the JPMP investment portfolio for the dates indicated:

	June 30, 2003		December 31, 2002		June 30, 2002
	Carrying		Carrying		Carrying
(in millions)	value	Cost	value	Cost	value	Cost
Public securities (79 companies)(a)(b)	$591	$531	$520	$663	$695	$860
Private direct securities (913 companies)(b)	5,766	7,351	5,865	7,316	5,707	7,066
Private third-party fund investments (306 funds)(b)(c)	1,544	2,121	1,843	2,333	1,827	2,164

Total investment portfolio	$7,901	$10,003	$8,228	$10,312	$8,229	$10,090

% of portfolio to the Firm’s common equity	18%		20%		20%

(a)	The quoted public value was $868 million at June 30, 2003, $761 million at December 31, 2002, and $1.0 billion at June 30, 2002.
(b)	Represents the number of companies and funds at June 30, 2003.
(c)	Unfunded commitments to private third-party equity funds were $1.8 billion at June 30, 2003, $2.0 billion at December 31, 2002, and $2.2 billion at June 30, 2002.

The carrying value of technology, media and telecommunications (“TMT”) investments at June 30, 2003, was $1.4 billion, or 18% of the total portfolio, compared with $1.7 billion, or 20% of the portfolio, at June 30, 2002. The reduction was primarily the result of write-downs and write-offs in the portfolio, partially offset by an increase in the carrying values of certain public securities as a result of an IPO in the technology sector and more favorable market conditions. The carrying value of industrial growth investments increased to 29% of the total portfolio at June 30, 2003, compared with 24% at June 30, 2002, reflecting JPMP’s increased investment in industrial buyout activity during the period.

JPMP made direct investments of $169 million for the Firm’s account during the second quarter of 2003, with approximately 50% of the dollars invested in the industrial growth sector.

The industry group percentages in the accompanying table are based on the carrying values of JPMP’s private equity portfolio as of June 30, 2003, December 31, 2002, and June 30, 2002. In terms of dollar amounts, some industry sectors have the same, or lower, carrying values at June 30, 2003, as compared with December 31, 2002, and June 30, 2002, but these sectors may comprise the same or a higher percentage of the total carrying value of the June 30, 2003, portfolio than they did at December 31, 2002, and June 30, 2002. This is the result of the lower total carrying value of the JPMP portfolio as of June 30, 2003.

Part I
Item 2 (continued)

CHASE FINANCIAL SERVICES

For a description of Chase Financial Services (“CFS”) and a discussion of the profiles for each business, see pages 35–38 of JPMorgan Chase’s 2002 Annual Report. The following table reflects selected financial data of CFS:

(in millions, except ratios and				Second Quarter Change				Six Months Ended June 30,
employees)	2Q 2003	1Q 2003	2Q 2002	1Q 2003		2Q 2002		2003	2002	Change
Operating revenue	$3,977	$3,696	$3,400		8%		17%	$7,673	$6,455		19%
Operating expense:
Compensation expense	759	724	654		5		16	1,483	1,269		17
Noncompensation expense	1,003	1,016	944		(1)		6	2,019	1,842		10
Severance and related costs	2	14	28		(86)		(93)	16	59		(73)

Total operating expense	1,764	1,754	1,626		1		8	3,518	3,170		11
Operating margin	2,213	1,942	1,774		14		25	4,155	3,285		26
Credit costs	817	877	736		(7)		11	1,694	1,462		16
Operating earnings	$883	$677	$649		30		36	$1,560	$1,135		37

Average allocated capital	$8,661	$8,469	$8,716		2		(1)	$8,565	$8,661		(1)
Average managed assets(a)	217,304	202,341	175,555		7		24	209,864	175,574		20
Shareholder value added	621	424	386		46		61	1,045	615		70
Return on allocated capital	41%	32%	30%	900	bp	1,100	bp	37%	26%	1,100	bp
Overhead ratio	44	47	48		(300)		(400)	46	49		(300)
Full-time equivalent employees	45,349	44,393	42,642		2%		6%
Shareholder value added:
Operating earnings	$883	$677	$649		30		36	$1,560	$1,135		37%
Less: preferred dividends	2	3	2		(33)		—	5	5		—

Adjusted operating earnings	881	674	647		31		36	1,555	1,130		38
Less: cost of capital	260	250	261		4		—	510	515		(1)

Total shareholder value added	$621	$424	$386		46		61	$1,045	$615		70

(a)	Includes credit card receivables that have been securitized.

CFS reported record operating earnings of $883 million in the second quarter of 2003, an increase of 30% from the first quarter of 2003 and 36% from the second quarter of 2002. For the first six months of 2003, operating earnings of $1.6 billion were 37% higher compared with the same period last year. Return on allocated capital for the second quarter was 41%, compared with 32% for the previous quarter and 30% for the second quarter of 2002. For the first six months of 2003, return on allocated capital was 37%, compared with 26% for the same period last year.

Operating revenue was a record $4.0 billion, an 8% increase from the first quarter of 2003 and an increase of 17% from the second quarter of 2002. For the six months ended June 30, 2003, operating revenues were $7.7 billion, or 19% higher than in the same period last year. The increases in both the quarterly and year-to-date periods were driven by continued high production volumes across all consumer credit businesses, partially offset by the negative impact of low interest rates on deposits. The national consumer credit businesses contributed 77% of CFS’s second quarter 2003 operating revenue. Chase Home Finance revenues of $1.3 billion were 71% higher than in the prior year’s second quarter, due to record mortgage originations and, to a lesser extent, gains on the hedging of mortgage servicing rights (“MSRs”). Auto Finance also reported record revenues in the second quarter, up 35% from the second quarter of 2002, driven by higher originations reflecting increased market share. Cardmember Services revenues were up 2% from the second quarter of 2002, reflecting growth in fee-related revenues. Regional Banking and Middle Market average deposits grew 7% and 12%, respectively, from the second quarter of 2002. However, both reported lower revenue as declining interest rates resulted in reduced net interest income, despite the higher deposit balances. In a rising interest rate environment, the volume of mortgage applications and the related revenues from originations and interest spreads are likely to decline. In such an environment, management would act to reduce expenses commensurate with a decline in volumes and spreads. However, such expense reductions may be at a slower pace than the decline in revenue.

Operating expense of $1.8 billion for the quarter was 1% higher compared with the first quarter of 2003 and increased 8% from the second quarter of 2002. For the first six months of 2003, Operating expense was up 11% compared with the same period last year. The increases, compared with last year’s three months and six months ended June 30, 2002, reflected higher business volumes, increased marketing costs, and higher performance-related incentive accruals. Savings generated by Six Sigma productivity programs continued to partially offset the growth in expenses. CFS’s overhead ratio was 44%, compared with 47% for the first quarter of 2003 and 48% for the second quarter of 2002. For the first six months of 2003, the overhead ratio improved to 46%, down 300 basis points compared with the same period last year. The improved overhead ratios reflect the growth in revenues and disciplined expense management.

Part I
Item 2 (continued)

Credit costs on a managed basis (including securitized credit cards) of $817 million decreased 7% compared with the first quarter of 2003 and increased 11% compared with the second quarter of 2002. Charge-offs decreased 2% from the second quarter of 2002, due to improved credit quality, despite a 21% increase in average managed loans. Charge-offs were down slightly in the second quarter of 2003 compared with the first quarter of 2003. Delinquency rates in the consumer loan portfolios have decreased compared with the first quarter of 2003 due to effective risk management and collection practices. For the first six months of 2003, credit costs of $1.7 billion were 16% higher compared with the same period last year, due to higher outstanding loan balances, weakness in the first quarter of 2003 in the manufactured housing market and a higher amount of charge-offs in excess of provision for credit losses in the second quarter of 2002.

Leadership positions
Chase Home Finance	# 4 in originations — Inside Mortgage Finance
# 4 in servicing — Inside Mortgage Finance
Chase Cardmember Services	# 4 credit card issuer in the U.S. — CARDWEB.com, Inc.
Chase Auto Finance	# 3 auto finance lender — R.L. Polk & Co.

The following table sets forth certain key financial performance measures of the businesses within CFS. For further information on the quarterly business-related metrics of these businesses, see page 77 of this Form 10-Q.

(in millions)				Second Quarter Change		Six Months Ended June 30,
Operating revenue	2Q 2003	1Q 2003	2Q 2002	1Q 2003	2Q 2002	2003	2002	Change
Home Finance	$1,320	$1,137	$770	16%	71%	$2,457	$1,297	89%
Cardmember Services	1,520	1,469	1,486	3	2	2,989	2,838	5
Auto Finance	223	199	165	12	35	422	336	26
Regional Banking	658	632	713	4	(8)	1,290	1,440	(10)
Middle Market	355	364	362	(2)	(2)	719	733	(2)
Other consumer services(a)	(99)	(105)	(96)	6	(3)	(204)	(189)	(8)

Total	$3,977	$3,696	$3,400	8	17	$7,673	$6,455	19

Operating expenses
Home Finance	$375	$361	$312	4%	20%	$736	$609	21%
Cardmember Services	540	535	523	1	3	1,075	1,004	7
Auto Finance	72	67	61	7	18	139	122	14
Regional Banking	572	564	553	1	3	1,136	1,111	2
Middle Market	218	210	210	4	4	428	416	3
Other consumer services(a)	(13)	17	(33)	NM	61	4	(92)	NM

Total	$1,764	$1,754	$1,626	1	8	$3,518	$3,170	11

Operating earnings
Home Finance	$568	$431	$261	32%	118%	$999	$389	157%
Cardmember Services	173	153	166	13	4	326	304	7
Auto Finance	68	39	79	74	(14)	107	109	(2)
Regional Banking	42	36	90	17	(53)	78	204	(62)
Middle Market	82	91	90	(10)	(9)	173	173	—
Other consumer services(a)	(50)	(73)	(37)	32	(35)	(123)	(44)	(180)

Total	$883	$677	$649	30	36	$1,560	$1,135	37

(a)	Includes the elimination of revenues and expenses related to the shared activities with Treasury Services, discontinued operations and support services.

Chase Home Finance

In the second quarter of 2003, Chase Home Finance (“CHF”) achieved another record quarter, with operating earnings of $568 million, an increase of 32% compared with the first quarter of 2003 and 118% compared with the second quarter of 2002. CHF’s higher earnings were due to continued strong operating revenue growth and expense management. For the first six months of 2003, earnings were approximately $1 billion, or a 157% increase over the same period last year.

Part I
Item 2 (continued)

Record operating revenue of $1.3 billion for the second quarter of 2003 increased 16% and 71% from the first quarter of 2003 and the second quarter of 2002, respectively. Operating revenue for the first six months of 2003 was $2.5 billion, 89% higher than in the same period last year. The increase in operating revenue was driven by high production volumes and, to a lesser extent, gains on the hedging of MSRs when compared with prior periods. Strong revenues were also the result of CHF’s continued expansion into strategic business sectors, such as home equity, where origination volumes increased 39% and 56% compared with the first quarter of 2003 and the second quarter of 2002, respectively. Management anticipates an eventual decrease in revenues as interest rates, origination volumes and interest rate spreads revert to normal levels.

During 2003, CHF capitalized on record levels of residential first mortgage loan applications and originations, due primarily to historically low interest rates. Total origination volume in the 2003 second quarter was at an all-time high of $78 billion, an increase of 26% and 189% from the first quarter of 2003 and the second quarter of 2002, respectively. For the first six months of 2003, total origination volume was $140 billion, an increase of 137% from the same period of 2002. Loan originations through higher-margin channels (i.e., retail, wholesale, telephone-based and e-commerce) for the second quarter were $55 billion, 34% and 150% higher than in the first quarter of 2003 and the second quarter of 2002, respectively. For the first six months of 2003, originations through higher margin channels were $96 billion, a 118% increase over the same period in 2002. CHF’s correspondent-negotiated transaction volume totaled $23 billion, an increase of 10% and 360% compared with the first quarter of 2003 and second quarter of 2002, respectively, reflecting improved market conditions and pricing.

For the second quarter of 2003, MSR negative valuation adjustments of $799 million were more than offset by an aggregate $1.0 billion of derivative gains, realized gains on sales of AFS securities and net interest earned on AFS securities. The net positive result of $233 million for the second quarter of 2003 compared with $86 million and $133 million for the first quarter of 2003 and the second quarter of 2002, respectively. For the first six months of 2003, MSR negative valuation adjustments of $1.3 billion were more than offset by an aggregate $1.6 billion of derivative gains, realized gains on sales of AFS securities and net interest earned on AFS securities. The net positive result of $319 million for the first six months of 2003 compared with a negative $1 million for the first six months of 2002. The second quarter and first half results for 2003 reflect continued strong management of the interest rate sensitivity of MSRs by CHF and the Firm’s Global Treasury Group.

Operating expense of $375 million in the second quarter of 2003 was up 4% and 20% compared with the first quarter of 2003 and the second quarter of 2002, respectively. For the first six months of 2003, operating expense of $736 million was 21% higher compared with the same period last year. The increase in operating expense over the second quarter and first six months of 2002 was a result of growth in origination volume and a high level of servicing activity. The increase from the first quarter of 2003 was primarily attributable to continued high origination volume, partially offset by productivity gains resulting from increased production efficiency initiatives.

Credit costs of $58 million for the second quarter of 2003 declined 46% from the first quarter of 2003. Credit quality improved, reflecting lower nonaccrual balances and lower delinquency rates. The net charge-off rate for the second quarter of 2003 was 0.18%, down from the first quarter of 2003 and the second quarter of 2002, primarily the result of a higher proportion of loans that were originated for sale. For the first six months of 2003 credit costs were $166 million, up 80% from the first six months of 2002. The increase was due to a higher provision for credit losses, primarily the result of higher loan balances and weakness in the manufactured housing market during the first quarter of 2003.

The carrying value of MSRs at June 30, 2003, was $3.0 billion, a 6% decrease from both December 31, 2002, and March 31, 2003, the result of a continued decline in interest rates over the period. The Firm offsets its interest rate risk exposure to MSRs by designating certain interest rate derivatives (i.e., a combination of swaps, swaptions and floors) as fair value hedges of specified MSRs in accordance with SFAS 133. AFS securities and certain “nonhedge” derivatives are also used to manage the risk exposure of the MSRs. For a further discussion on derivative instruments and hedging activities, see the discussion above and Note 20 of this Form 10-Q.

The mortgage servicing portfolio was $437 billion at June 30, 2003, an increase of 1% compared with the first quarter of 2003 and essentially flat to the second quarter of 2002.

Chase Cardmember Services

Chase Cardmember Services (“CCS”) operating earnings in the second quarter of 2003 were $173 million, an increase of 13% from the first quarter of 2003 and 4% from the second quarter of 2002. During the first six months of 2003, operating earnings increased 7% compared with the same period last year. The increase in earnings from all periods reflected higher revenues and disciplined expense management. The earnings increase from a year ago also reflected an improvement in credit quality.

Operating revenue increased 3% from the first quarter of 2003 and 2% from the second quarter of 2002. The increase in operating revenue from the 2002 second quarter and 2003 first quarter reflected higher fee-related revenue. Total volume (purchases, balance transfers and cash advances) increased 6% from the second quarter of 2002 and 7% from the first quarter of 2003. End-of-period managed loans increased 3% from the second quarter of 2002 and 1% from the first quarter of 2003 to $51 billion. For the first six months of 2003, operating revenue increased 5% compared with the same period last year, reflecting higher loans outstanding, lower funding costs and an increase in fee-related revenue, partly offset by a lower yield.

Part I
Item 2 (continued)

Operating expense increased 1% from the first quarter of 2003 and 3% from the second quarter of 2002. The increase from the second quarter of 2002 reflected greater investments in marketing, partly offset by disciplined expense management. For the second consecutive quarter, CCS added more than one million new accounts, bringing total customer accounts above 30 million. Operating expense was up 7% for the first six months of 2003 compared with the first six months of 2002, primarily reflecting higher marketing costs and higher volume-related expenses.

The managed net charge-off rate for the second quarter was 6.01%, up 14 basis points from the first quarter of 2003 but down 40 basis points from the second quarter of 2002. The slight increase in the net charge-off rate from the first quarter of 2003 reflected higher bankruptcy losses. The decline from the second quarter of 2002 was attributable to lower nonbankruptcy losses, reflecting effective risk management and collection practices. The managed net charge-off rate for the six-month period was 5.94%, compared with 6.12% for the same period of 2002. The 30+ delinquency rate was 4.40% in the second quarter of 2003, down 19 basis points from the first quarter of 2003 and up 23 basis points from the second quarter of 2002.

Chase Auto Finance

Chase Auto Finance (“CAF”) results consist of the Auto Finance and Education Finance businesses. CAF’s operating earnings of $68 million increased 74% from the first quarter of 2003 and decreased 14% from the second quarter of 2002. The increase in operating earnings from the first quarter of 2003 was driven by continued revenue growth, improved operating efficiency, higher overall spreads due to short-term funding of loans designated for securitization and lower credit costs. Earnings decreased from the second quarter of last year, as strong revenue growth and improvement in operating efficiency were offset by higher credit costs, due to a higher amount of charge-offs in excess of provision for credit losses in the second quarter of last year. For the first six months of 2003, operating earnings were $107 million, or 2% lower compared with the same period last year. The decrease reflected higher revenue on increased average loan outstandings and lower funding costs, offset by higher operating expenses and higher credit costs due to volume growth and a higher amount of charge-offs in excess of provision for credit losses for the first six months of last year.

CAF reported record revenue of $223 million for the second quarter of 2003, up 12% from the first quarter of 2003 and 35% from the second quarter of 2002. The increase in revenue was driven by strong operating performance, due to higher average loans outstanding, lower funding costs and improved origination volumes. CAF had record loan and lease origination volume of $7.9 billion in the second quarter of 2003, a 7% increase from the first quarter of 2003 and a 52% increase from the second quarter of 2002. For the first six months of 2003, operating revenue of $422 million was up 26% compared with the same period last year. For the first six months of 2003, origination volume of $15.3 billion was at a record level, up 40% compared with the same period last year.

Operating expense of $72 million was up 7% from the first quarter of 2003 and 18% from the second quarter of 2002. For the first six months of 2003, Operating expense of $139 million was 14% higher compared with the same period last year. The increase in expenses was driven by higher origination volumes.

Credit costs increased during the first six months of 2003 compared with the first six months of 2002, due to higher volumes of loans outstanding and a higher amount of charge-offs in excess of provision for credit losses in the first six months of 2002. Credit quality continued to improve, as evidenced by charge-off rates and 30+ delinquency rates, which were lower than in the first quarter of 2003 and the second quarter of 2002. The charge-off rate improved to 0.37% in the second quarter of 2003, from 0.48% in the first quarter of 2003 and 0.38% in the second quarter of 2002. The 30+ delinquency rate improved to 1.14% in the second quarter of 2003, from 1.27% in the first quarter of 2003 and 1.53% in the second quarter of 2002.

Chase Regional Banking

Chase Regional Banking (“CRB”) operating earnings of $42 million in the second quarter of 2003 increased 17% compared with the first quarter of 2003 and declined 53% from the 2002 second quarter. The increase from the first quarter of 2003 was primarily due to the recognition of a further gain on the sale of CRB’s Eastern Caribbean operations. The decline from the second quarter of 2002 primarily resulted from declining spreads on deposits, partially offset by a 7% growth in average deposits. For the first six months of 2003, operating earnings of $78 million declined 62% compared with the same period last year, driven by lower deposit spreads and a higher amount of charge-offs in excess of provision for credit losses that occurred in the first half of 2002.

Operating revenue of $658 million increased 4% from the first quarter of 2003 and declined 8% from the second quarter of 2002. The decline in revenue from the second quarter of 2002 was predominantly attributable to the lower interest rate environment, which resulted in lower net interest earned on deposit balances. Growth in retail deposits of 3% from the first quarter of 2003 and 7% from the second quarter of 2002 partially offset the decline. For the first six months of 2003, operating revenue declined 10% compared with the same period last year due to the lower interest rate environment.

Part I
Item 2 (continued)

Operating expense for the second quarter of 2003 was up 1% from the first quarter of 2003 and 3% from the second quarter of 2002. For the first six months of 2003, operating expense of $1.1 billion was 2% higher compared with the same period last year. The increases from 2002 were due to higher compensation costs resulting from higher staff levels.

As of June 30, 2003, CRB’s deposit mix was 18% demand deposit accounts, 14% interest checking, 48% savings, 9% money market and 11% time deposits (CDs). At June 30, 2002, the deposit mix was 19% demand deposit accounts, 13% interest checking, 46% savings, 8% money market and 14% time deposits (CDs). Core deposits (total deposits less time deposits) at June 30, 2003 grew 9% since December 31, 2002, and 11% from June 30, 2002.

Chase Middle Market

Chase Middle Market (“CMM”) operating earnings were down 10% from the first quarter of 2003 and 9% from the second quarter of 2002. The decrease from both periods was primarily attributable to lower deposit spreads as a result of the lower interest rate environment and higher expenses for severance and operating losses, partially offset by improved credit quality. For the six months ended June 30, 2003, CMM’s earnings were flat compared with the same period a year ago.

Operating revenues of $355 million in the second quarter of 2003 decreased 2% compared with both the first quarter of 2003 and the second quarter of 2002. The decrease from the first quarter of this year was due to lower deposit spreads. The decrease from the same quarter last year was the result of the lower interest rate environment, partially offset by higher deposit levels and capital markets fees. For the six months ended June 30, 2003, revenues were down $14 million, or 2%, from the same period last year. Deposits were up 18% and loans increased 6% when compared with the first six months of 2002; however, net interest income was down 4% due to the lower-rate environment. The declines for all of the above periods were partially offset by higher deposit service fees, as the lower interest rate environment resulted in reduced values of customers’ compensating balances; consequently, customers paid incremental fees for deposit services.

Operating expense was $218 million, an increase of 4% compared with both the first quarter of 2003 and the second quarter of 2002. For the first six months of 2003, operating expense of $428 million was 3% higher than in the same period last year, primarily due to higher severance costs. The credit quality of CMM’s portfolio continues to improve. Charge-offs decreased in the second quarter of 2003 compared with the 2003 first quarter and the second quarter of 2002.

SUPPORT UNITS AND CORPORATE

JPMorgan Chase’s Support Units and Corporate segment includes Enterprise Technology Services, legal, audit, corporate finance, human resources, risk management and corporate marketing. For a further discussion of the business profiles of these Support Units as well as a description of Corporate, see page 39 of JPMorgan Chase’s 2002 Annual Report.

				Second Quarter Change		Six Months Ended June 30,
(in millions, except employees)	2Q 2003	1Q 2003	2Q 2002	1Q 2003	2Q 2002	2003	2002	Change
Operating revenue	$(318)	$(201)	$(173)	(58)%	(84)%	$(519)	$(363)	(43)%
Operating expense	162	145	(62)	12	NM	307	7	NM
Credit costs	101	71	91	42	11	172	133	29

Pre-tax loss	(581)	(417)	(202)	(39)	(188)	(998)	(503)	(98)
Income tax benefit	(333)	(244)	(146)	(36)	(128)	(577)	(351)	(64)

Operating earnings (loss)	$(248)	$(173)	$(56)	(43)	(343)	$(421)	$(152)	(177)

Average allocated capital	$(168)	$(1,612)	$(2,198)	90	92	$(886)	$(2,828)	69
Average assets	21,693	22,840	16,333	(5)	33	22,263	24,195	(8)
Shareholder value added	(197)	(83)	57	(137)	NM	(280)	111	NM
Full-time equivalent employees	9,849	12,684	13,231	(22)	(26)

Corporate reflects the accounting effects remaining at the corporate level after the application of management accounting policies of the Firm. These policies include the allocation of costs associated with technology, operational and staff support services to the respective revenue-generating businesses and allow management to evaluate business performance on an allocated basis. The higher level of negative revenues compared with the prior periods primarily reflected the reduction in the net results of the corporate and bank-owned life insurance policies. The year-to-date increase in expenses from a year ago was attributable to higher incentives, including the impact of reversals last year of previously accrued expenses related to certain forfeitable stock awards, and higher technology-related costs.

The Corporate segment has historically reported a net loss, primarily driven by negative revenue. Negative revenue in the Corporate segment results from the overallocation to business segments of capital (thus generating negative net interest income), as well as the overallocation of revenues that arise from the application of funds transfer pricing and other management accounting policies. Expense items in the Corporate segment result from timing differences in allocations to business segments, residuals from

Part I
Item 2 (continued)

interoffice allocation among the business segments and other items considered appropriate to retain in the Corporate segment. Although the Corporate segment generally has no credit exposures, the residual component of the allowance for credit losses is maintained in this segment and is not allocated to any specific business segment. For the three months ended June 30, 2003, the residual component increased by $100 million. For a further discussion of the residual component, see pages 63-64 of this Form 10-Q.

In the first quarter of 2003, the Firm initiated a review of its management accounting policies. As a result of such review, certain operating results, primarily income tax expenses, that had originally been recorded within the Corporate segment have been allocated to other business segments, principally to Investment Management & Private Banking. Prior periods have been restated to reflect current methodologies. Management is continuing to assess the appropriate allocation of items remaining in the Corporate segment and anticipates additional allocations from the Corporate segment to the other business segments in the future.

RISK AND CAPITAL MANAGEMENT

JPMorgan Chase is in the business of managing risk to create shareholder value. The major risks to which the Firm is exposed are credit, market, operational, business, liquidity and private equity risk. For a discussion of these risks and definitions of terms associated with managing these risks, see pages 40–65 and the Glossary of Terms in JPMorgan Chase’s 2002 Annual Report.

CAPITAL AND LIQUIDITY MANAGEMENT

CAPITAL MANAGEMENT

Economic capital
JPMorgan Chase assesses capital adequacy utilizing internal risk assessment methodologies. The Firm assigns economic risk capital based primarily on five risk factors: credit risk, market risk, operational risk and business risk (together formerly operating risk as discussed below) for each business, and private equity risk (principally for JPMP). The methodologies quantify these risks and assign capital accordingly. Additionally, the Firm assesses capital against certain nonrisk factors.

A review of the Firm’s risk and capital measurement methodologies was completed in the second quarter of 2003, resulting in the reallocation of capital among the risk categories and certain business segments. New capital measurement methodologies were implemented but have not resulted in a significant change in the total capital allocated to the business segments as a whole. Prior periods have been restated to reflect the revised capital measurement methodologies. See JPMorgan Chase’s Form 8-K dated July 11, 2003, for more details.

The new methodology for the assessment of commercial credit risk capital employs estimates of default likelihood that are derived from current market parameters to capture the impact of both defaults and declines in market value due to credit deterioration. This approach is intended to reflect current market conditions and enhance the management of commercial credit risk, by encouraging the utilization of the growing markets in credit derivatives and secondary market loan sales.

Operating risk capital has been separated into operational risk capital and business risk capital. Under the prior methodology, operating risk capital was allocated to each business based on its complexity, expense base and control quality without an explicit linkage to the measurement of operational losses. The new operational risk capital model is loss-based, with adjustments to reflect changes in the quality of the control environment, and with a potential offset for the use of risk-transfer products. Operational risk is the risk of loss resulting from inadequate or failed processes or systems, human factors or external events. Business risk is defined as the risk associated with the volatility in the Firm’s earnings due to factors not captured by other parts of the Firm’s economic capital framework. For business risk, capital is allocated to each business based on historical revenue volatility and measures of fixed and variable expenses. Earnings volatility arising from other risk factors such as credit, market or operational risks is excluded from the measurement of business risk capital, as these factors are captured under those risk capital models. The revised methodology resulted in an overall lower amount of capital allocated to the businesses with respect to operational and business risks.

In refining the capital methodology for private equity risk, JPMorgan Chase has assigned a moderately higher amount of capital for the risk in the private equity portfolio. Most of the private equity capital is assigned to JPMorgan Partners.

The Firm’s capital in excess of internally required capital at June 30, 2003, increased by $1.8 billion over June 30, 2002, due to an increase in common stockholders’ equity of $1.9 billion. Credit risk capital increased over the period, primarily due to a higher level of nonperforming commercial loans. The decrease in market risk capital was due to lower stress and VAR results in several businesses in the Investment Bank and Chase Home Finance. Private equity capital decreased primarily due to the lower carrying value of the portfolio. Internal capital allocation methodologies may change to reflect refinements of economic capital methodologies.

Part I
Item 2 (continued)

The following discussion of JPMorgan Chase’s capital management focuses primarily on the developments since December 31, 2002, and should be read in conjunction with page 41 and Note 26 of JPMorgan Chase’s 2002 Annual Report.

Available Versus Required Capital	Quarterly Averages
(in billions)	2Q 2003	2Q 2002

Common stockholders’ equity	$42.8	$40.9

Economic risk capital
Credit risk	14.4	13.5
Market risk	4.3	4.9
Operational risk	3.5	3.5
Business risk	1.7	1.8
Private equity risk	5.4	5.9

Economic risk capital	29.3	29.6

Goodwill / Intangibles	8.9	8.9
Asset capital tax	3.9	3.9

Capital against nonrisk factors	12.8	12.8

Total capital allocated to business activities	42.1	42.4

Diversification effect	(5.0)	(5.4)

Total required internal capital	$37.1	$37.0

Firm capital in excess of required capital	$5.7	$3.9

Regulatory Capital

JPMorgan Chase’s risk-based capital ratios at June 30, 2003, were well in excess of minimum regulatory guidelines. At June 30, 2003, Tier 1 and Total Capital ratios were 8.7% and 12.4%, respectively, and the Tier 1 leverage ratio was 5.5%. At June 30, 2003, total capital of JPMorgan Chase (the sum of Tier 1 and Tier 2 Capital) was $58.8 billion, an increase of $4.4 billion from December 31, 2002. This increase principally reflected a $3.5 billion increase in Tier 1 Capital, driven by $1.8 billion in retained earnings (net income less common and preferred dividends) generated during the period, $1.1 billion in Tier 1 trust preferred issuance and $0.6 billion in net stock issuances related to employee benefit plans. The remaining increase in total capital primarily reflected an increase in the subordinated debt component of Tier 2 capital. The Firm did not repurchase shares of its common stock during the first six months of 2003.

Dividends

In the second quarter of 2003, JPMorgan Chase declared a quarterly cash dividend on its common stock of $0.34 per share, payable July 31, 2003, to stockholders of record at the close of business on July 3, 2003.

LIQUIDITY MANAGEMENT

The following discussion of JPMorgan Chase’s liquidity management focuses primarily on developments since December 31, 2002, and should be read in conjunction with pages 42–43 of JPMorgan Chase’s 2002 Annual Report.

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

Consistent with its liquidity management policy, the Firm has raised funds at the holding company sufficient to cover estimated obligations that will mature over the next 12 months. Long-term funding needs for the parent holding company over the next several quarters are expected to be modest.

Part I
Item 2 (continued)

Credit Ratings
JPMorgan Chase’s parent holding company and JPMorgan Chase Bank’s credit ratings as of July 31, 2003, were as follows:

	JPMorgan Chase		JPMorgan Chase Bank
	Short-term debt	Senior long-term debt	Short-term debt	Senior long-term debt
Moody’s	P-1	A1	P-1	Aa3
S&P	A-1	A+	A-1+	AA-
Fitch	F1	A+	F1	A+

As of July 31, 2003, the ratings outlook for the parent holding company by Moody’s Investor Services (“Moody’s”) and Fitch, Inc. (“Fitch”) was stable, and the ratings outlook for the parent holding company by Standard & Poor’s (“S&P”) was negative.

Balance sheet
The Firm’s total assets increased $44 billion to $803 billion at June 30, 2003, from $759 billion at December 31, 2002, principally due to an unusually high level of U.S. Treasury securities settlement failures (especially 10-year U.S. Treasury Notes) by major market participants in the second quarter of 2003; the effect of these settlement failures was to increase both Other assets and Accounts payable, accrued expenses and other liabilities by approximately $20 billion. Other than the balance sheet impact, the settlement failures had essentially no impact on the Firm’s results for the six months ended June 30, 2003. Mortgage loans were also up significantly, reflecting the record origination and refinancing activity brought on by lower interest rates.

Issuances
During the six months ended June 30, 2003, JPMorgan Chase issued approximately $9.0 billion of long-term debt; during the same period, $4.9 billion of long-term debt matured or was redeemed. In addition, the Firm securitized approximately $5.5 billion of residential mortgage loans, $4.3 billion of credit card loans and $2.0 billion in automobile loans, resulting in pre-tax gains on securitizations of $143.4 million, $21.9 million and $2.9 million, respectively. For a further discussion of loan securitizations, see Note 8 of this Form 10-Q and Note 11 on pages 83–87 of JPMorgan Chase’s 2002 Annual Report.

Off-Balance sheet arrangements
Special-purpose entities (“SPEs”) or special-purpose vehicles (“SPVs”) are an important part of the financial markets, providing market liquidity by facilitating investors’ access to specific portfolios of assets and risks. JPMorgan Chase is involved with SPEs in three broad categories of transactions: loan securitizations, multi-seller conduits and client intermediation. Capital is held, as appropriate, against all SPE-related transactions and exposures such as derivative transactions and lending commitments. The Firm has no commitments to issue its own stock to support an SPE transaction, and its policies require that transactions with SPEs be conducted at arm’s length and reflect market pricing. For a further discussion of SPEs and the Firm’s accounting for SPEs, see Note 8 of this Form 10-Q.

For certain liquidity commitments to SPEs, the Firm could be required to provide funding if the credit rating of JPMorgan Chase Bank were downgraded below specific levels, primarily P-1, A-1 and F1 for Moody’s, Standard & Poor’s and Fitch, respectively. The amount of these liquidity commitments was $43.1 billion at June 30, 2003; $31.0 billion related to the Firm’s multi-seller conduits and structured commercial loan vehicles, further described in Note 8 of this Form 10-Q, and the remaining $12.1 billion related to vehicles established by third parties. The total commercial paper outstanding for the multi-seller conduits and structured commercial loan vehicles was $21.2 billion and $24.7 billion at June 30, 2003, and December 31, 2002, respectively. If JPMorgan Chase Bank were required to provide funding under these commitments, the Firm could be replaced as liquidity provider. Additionally, for the multi-seller conduits and the structured commercial loan vehicles, JPMorgan Chase Bank could facilitate the sale or refinancing of the assets in the SPE. All of these commitments are included in the Firm’s total $187 billion in other unfunded commitments to extend credit, described in more detail in Note 21 of this Form 10-Q.

Part I
Item 2 (continued)

The following table summarizes JPMorgan Chase’s off-balance sheet lending-related financial instruments at June 30, 2003:

(in millions)	Under 1 year	1-3 years	4-5 years	After 5 years	Total

Contractual cash obligations
Long-term debt	$7,494	$11,021	$10,780	$15,184	$44,479

Off-balance sheet lending-related commitments
Consumer-related	$153,042	$50	$—	$19,242	$172,334
Commercial-related:
Other unfunded commitments to extend credit	111,353	42,838	26,108	6,798	187,097
Standby letters of credit and guarantees	21,089	9,488	4,860	3,586	39,023
Other letters of credit	2,389	418	140	52	2,999

Total commercial-related	134,831	52,744	31,108	10,436	229,119

Total lending-related commitments	$287,873	$52,794	$31,108	$29,678	$401,453

CREDIT RISK MANAGEMENT

The following discussion of JPMorgan Chase’s credit risk profile as of June 30, 2003, focuses primarily on developments since December 31, 2002, and should be read in conjunction with pages 45–57 and pages 65–66 and Notes 9, 10, 29 and 30 of JPMorgan Chase’s 2002 Annual Report.

The Firm assesses its credit exposures on a managed basis, taking into account the impact of credit card securitizations. For a reconciliation of credit costs on a managed, or operating, basis to reported results, see page 33 of this Form 10-Q. The following table presents the Firm’s managed credit-related information for the dates indicated.

Part I
Item 2 (continued)

CREDIT PORTFOLIO

The following table presents a summary of managed credit-related information for the dates indicated:

			Nonperforming		Past due 90 days and
	Credit exposure		assets(i)		over and accruing
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
(in millions, except ratios)	2003	2002	2003	2002	2003	2002

COMMERCIAL
Loans – U.S	$55,693	$56,667	$1,810	$2,059	$35	$57
Loans – Non-U.S	35,363	34,881	1,153	1,613	—	—

Total commercial loans(a)	91,056	91,548	2,963	3,672	35	57
Derivative receivables	93,602	83,102	276	289	—	—
Other receivables(b)	108	108	108	108	NA	NA

Total commercial credit-related assets	184,766	174,758	3,347	4,069	35	57
Lending-related commitments(a)(c)	229,119	238,120	NA	NA	NA	NA

Total commercial credit exposure(d)	$413,885	$412,878	$3,347	$4,069	$35	$57

CONSUMER
Loans – Reported(a)(e)	$136,338	$124,816	$493	$521	$250	$473
Loans – Securitized(e)(f)	33,789	30,722	—	—	792	630

Total managed consumer loans	$170,127	$155,538	$493	$521	$1,042	$1,103

TOTAL CREDIT PORTFOLIO
Managed loans	$261,183	$247,086	$3,456	$4,193	$1,077	$1,160
Derivative receivables	93,602	83,102	276	289	—	—
Other receivables(b)	108	108	108	108	NA	NA

Total managed credit-related assets	354,893	330,296	3,840	4,590	1,077	1,160
Commercial lending-related commitments	229,119	238,120	NA	NA	NA	NA
Commercial assets acquired in loan satisfactions	NA	NA	13	14	NA	NA
Consumer assets acquired in loan satisfactions	NA	NA	214	176	NA	NA

Total credit portfolio	$584,012	$568,416	$4,067	$4,780	$1,077	$1,160

Credit derivative hedges notional(g)	$(30,150)	$(33,767)	$(97)	$(66)	—	—
Collateral held against derivatives(h)	(41,675)	(30,410)	—	—	—	—

(a)	Amounts are presented gross of the allowance for credit losses.
(b)	Represents Enron-related letter of credit, which continues to be the subject of litigation with a credit-worthy entity and which was classified in Other assets.
(c)	Includes unused advised lines of credit totaling $19 billion at June 30, 2003, and $22 billion at December 31, 2002.
(d)	Includes all Enron-related credit exposures. See page 58 of this Form 10-Q for a further discussion.
(e)	At June 30, 2003, credit card securitizations included $1.0 billion of accrued interest and fees on securitized credit card loans that were classified in Other assets, consistent with the FASB Staff Position, Accounting for Accrued Interest Receivable Related to Securitized and Sold Receivables under SFAS 140. Prior to March 31, 2003, this balance was classified in credit card loans. Of the $1.0 billion, none was nonperforming and $141 million was past due 90 days and over and accruing.
(f)	Represents securitized credit cards. For a further discussion of credit card securitizations, see page 32 of this Form 10-Q.
(g)	Represents hedges of commercial credit exposure that do not qualify for hedge accounting under SFAS 133.
(h)	Represents eligible collateral. Excludes credit enhancements in the form of letters of credit and surety receivables and $9.2 billion of collateral delivered by clients at the initiation of the transactions.
(i)	Nonperforming assets exclude nonaccrual loans held for sale (“HFS”) of $45 million and $43 million at June 30, 2003, and December 31, 2002, respectively. HFS loans are carried at the lower of cost or market, and declines in value are recorded in Other revenue.

Part I
Item 2 (continued)

	Net charge-offs				Average annual net charge-off rate(a)
	Second Quarter		Six Months		Second Quarter		Six Months
(in millions, except ratios)	2003	2002	2003	2002	2003	2002	2003	2002

COMMERCIAL
Loans – U.S	$185	$181	$303	$388	1.40%	1.13%	1.13%	1.18%
Loans – Non-U.S	72	112	246	225	0.88	1.24	1.48	1.29

Total commercial loans	257	293	549	613	1.20	1.17	1.26	1.22
Commercial lending-related commitments	—	—	—	—	—	—	—	—

Total commercial credit exposure	$257	$293	$549	$613	0.33%	0.34%	0.35%	0.36%

CONSUMER
Loans – reported	$357	$528	$735	$961	1.07%	1.91%	1.14%	1.71%
Loans – securitized	480	334	937	655	5.90	5.30	5.85	5.61

Total managed consumer loans	$837	$862	$1,672	$1,616	2.01%	2.53%	2.07%	2.38%

TOTAL CREDIT PORTFOLIO
Managed loans	$1,094	$1,155	$2,221	$2,229	1.74%	1.96%	1.79%	1.89%
Commercial lending-related commitments	—	—	—	—	—	—	—	—

Total credit portfolio	$1,094	$1,155	$2,221	$2,229	0.91%	0.97%	0.93%	0.93%

(a)	Annualized

JPMorgan Chase’s total credit exposure (including $34 billion of securitized credit cards) totaled $584 billion at June 30, 2003, a 3% increase from $568 billion at year-end 2002. The growth reflected a 9% increase in managed consumer loans and a 13% increase in derivative receivables, offset, in part, by a 4% decline in lending-related commitments and a modest decline in commercial loans.

Part I
Item 2 (continued)

COMMERCIAL PORTFOLIO

Total commercial exposure (loans, derivative receivables, unfunded lending-related commitments and Enron-related other receivables) was $414 billion at June 30, 2003, compared with $413 billion at December 31, 2002.

Below are summaries of the maturity and risk profiles of the commercial portfolio as of June 30, 2003 and December 31, 2002. Ratings are based on the Firm’s internal risk ratings, presented on an S&P-equivalent basis.

Commercial Exposure	Maturity profile(a)				Risk profile
					Investment-grade			Noninvestment-grade			%
(in billions, except ratios)					AAA	A+	BBB+	BB+	CCC+		investment-
At June 30, 2003	<1 year	1–5 years	>5 years	Total	to AA-	to A-	to BBB-	to B-	& below	Total	grade

Loans	49%	36%	15%	100%	$22	$9	$25	$26	$9	$91	62%
Derivative receivables	19	46	35	100	62	11	12	8	1	94	90
Enron-other assets	100	—	—	100	—	—	—	—	—	—	—
Lending-related commitments	59	37	4	100	84	69	51	22	3	229	89

Total commercial exposure	48%	39%	13%	100%	$168	$89	$88	$56	$13	$414	83%

Credit derivative hedges notional	14%	76%	10%	100%	$(8)	$(10)	$(10)	$(2)	$—	$(30)	93%

At December 31, 2002

Loans	45%	39%	16%	100%	$18	$10	$23	$30	$11	$92	55%
Derivative receivables	29	40	31	100	42	16	14	9	2	83	87
Enron-other assets	100	—	—	100	—	—	—	—	—	—	—
Lending-related commitments	62	34	4	100	82	80	46	26	4	238	87

Total commercial exposure	52%	36%	12%	100%	$142	$106	$83	$65	$17	$413	80%

Credit derivative hedges notional	39%	55%	6%	100%	$(9)	$(10)	$(10)	$(4)	$(1)	$(34)	85%

(a)	The maturity profile of loans and lending-related commitments is based upon the remaining contractual maturity. The maturity profile of derivative receivables is based upon the estimated expected maturity profile net of the benefit of collateral.

(a) Includes all Enron-related credit exposures, inclusive of $108 million subject to litigation with a credit-worthy entity.

Part I
Item 2 (continued)

The aggregate risk profile of the Firm’s total commercial credit exposure continued to improve. The proportion of the total portfolio deemed investment grade increased from 80% at December 31, 2002, to 83% at June 30, 2003. The increase was largely driven by both the change in mix of the commercial portfolio, primarily derivative receivables and commercial loans, and by the continued improvement in the risk profile of all components of commercial credit exposure.

The investment-grade component of the commercial loan portfolio improved from 55% at December 31, 2002, to 62% at June 30, 2003, and the derivative receivables investment-grade component improved from 87% to 90% during the same period. The investment-grade component of lending-related commitments improved to 89% at June 30, 2002. Concurrently, the noncriticized portion of the noninvestment-grade portfolio declined by 14%, due to reductions in lending-related commitments and loans outstanding, which also contributed to the overall improvement in the Firm’s aggregate risk profile.

Commercial Criticized Exposure

The criticized component (both performing and nonperforming) of total commercial exposure declined by 23%, or $3.7 billion, during the first six months of 2003, primarily as a result of successful restructurings of exposures in merchant energy and related industries; criticized exposures to this sector declined by $1.5 billion during the period. Reductions of $1.3 billion across a broad number of other industries also contributed to the overall reduction in criticized exposure. In addition, criticized emerging markets exposures declined by 75%, or $0.9 billion, during the first six months of 2003 primarily due to the improved creditworthiness of Brazil in the second quarter of 2003. The aggregate decline in criticized exposures during the first half of 2003 included charge-offs of $549 million.

Total commercial nonperforming assets were $3.3 billion at June 30, 2003, which included $346 million related to Enron. The $324 million decline in nonperforming assets for the three months ended June 30, 2003, was largely driven by charge-offs. Commercial loan net charge-offs for the three months ended June 30, 2003, were $257 million, compared with $292 million for the three months ended March 31, 2003, and $293 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, commercial loan net charge-offs were $549 million versus $613 million for the six months ended June 30, 2002. The charge-off ratio for commercial loans was 1.20% for the second quarter of 2003, compared with 1.32% for the first quarter of 2003 and 1.17% for the second quarter of 2002.

The Firm anticipates a continued improvement in commercial credit quality over the remainder of the year. As a result, commercial charge-offs in 2003 are not anticipated to reach 2002 levels.

Part I
Item 2 (continued)

Commercial Credit Exposure Select Industry Concentrations

The Firm continues to focus on the management and diversification of its industry concentrations, with particular attention on exposures to industries deemed by the Firm to have higher levels of risk. A discussion of the Firm’s exposure to selected industries is set forth below.

Selected Quarterly Credit Profile
	June 30,		March 31,		Dec. 31,		Sept. 30,		June 30,
(in millions)	2003		2003		2002		2002		2002
Telecom and Related Industries(a)
Credit Exposure(b)	$16,059	100%	$16,739	100%	$16,770	100%	$18,208	100%	$19,973	100%

Risk Profile of Credit Exposure:
Investment Grade	10,715	67%	11,061	66%	9,376	56%	10,107	56%	11,677	58%
Noninvestment Grade:
Noncriticized	3,201	20%	3,381	20%	5,076	30%	4,928	27%	5,865	29%
Criticized Performing	1,738	11%	1,756	11%	1,487	9%	2,421	13%	2,116	11%
Criticized Nonperforming(c)	405	2%	541	3%	831	5%	752	4%	315	2%

Cable Industry(d)
Credit Exposure(b)	$5,143	100%	$5,312	100%	$5,982	100%	$5,427	100%	$4,556	100%

Risk Profile of Credit Exposure:
Investment Grade	1,909	37%	2,112	40%	2,681	45%	1,913	35%	1,371	30%
Noninvestment Grade:
Noncriticized	908	18%	977	18%	1,096	18%	1,385	26%	1,878	41%
Criticized Performing	1,833	36%	1,717	32%	1,673	28%	1,735	32%	1,209	27%
Criticized Nonperforming(c)	493	9%	506	10%	532	9%	394	7%	98	2%

Merchant Energy and Related Industries(e)
Credit Exposure(b)	$5,915	100%	$6,170	100%	$6,230	100%	$6,241	100%	$6,201	100%

Risk Profile of Credit Exposure:
Investment Grade	3,996	68%	3,744	61%	3,580	57%	3,470	56%	3,682	59%
Noninvestment Grade:
Noncriticized	1,214	20%	1,066	17%	423	7%	1,196	19%	2,141	35%
Criticized Performing	463	8%	1,156	19%	1,849	30%	1,405	22%	358	6%
Criticized Nonperforming(c)	242	4%	204	3%	378	6%	170	3%	20	—%

Total Commercial Credit Exposure
Credit Exposure(b)	$413,885	100%	$405,901	100%	$412,878	100%	$424,284	100%	$414,929	100%

Risk Profile of Credit Exposure:
Investment Grade	345,331	83%	332,602	82%	331,319	80%	339,442	80%	328,926	79%
Noninvestment Grade:
Noncriticized	55,711	14%	58,731	14%	64,981	16%	67,055	16%	72,070	18%
Criticized Performing	9,496	2%	10,897	3%	12,509	3%	12,892	3%	10,147	2%
Criticized Nonperforming(c)	3,347	1%	3,671	1%	4,069	1%	4,895	1%	3,786	1%

(a)	Telecom and Related Industries includes other companies with an interdependence upon the telecommunications sector.
(b)	Credit exposure excludes risk participations and does not reflect the benefit of credit derivative hedges or liquid collateral held against derivatives contracts.
(c)	Nonperforming assets exclude nonperforming HFS loans; HFS loans are carried at the lower of cost or market and declines in value are recorded in Other revenue.
(d)	Cable Industry includes companies with material investments in cable systems.
(e)	Merchant Energy and Related Industries includes merchant generation or energy trading entities, unregulated subsidiaries of power companies and holding companies which derive a material percentage of earnings from unregulated power businesses. These amounts include Enron-related exposure.

Note:	JPMorgan Chase’s internal risk ratings generally correspond to the following ratings as defined by Standard & Poor’s / Moody’s:
    Investment Grade: AAA/Aaa to BBB-/Baa3
    Noninvestment Grade-Noncriticized: BB+/Ba1 to B-/B3
Noninvestment Grade-Criticized: CCC+/Caa1 & below

Telecom and Related Industries

The Firm continues to actively manage its exposure to this sector. Total exposure declined 4% for the first six months of 2003. The investment-grade component of the portfolio improved from 56% as of year-end 2002 to 67% as of June 30, 2003, primarily as a result of the upgrade of one significant noninvestment-grade client to investment-grade, and the Firm’s strategy of taking a selective approach to extending credit to clients in this sector. Criticized exposure to this sector declined by 8%, from $2.3 billion at year-end 2002, to $2.1 billion at June 30, 2003, due to restructurings as well as charge-offs of $123 million during the first half of 2003.

Part I
Item 2 (continued)

Cable

The decline of 14%, or $839 million, in aggregate exposure in this portfolio during the first six months of 2003 was largely driven by the repayment of investment-grade exposures. This resulted in a reduction in the investment-grade component of the portfolio from $2.7 billion to $1.9 billion during the first six months of 2003. Total criticized exposure of $2.3 billion at June 30, 2003, increased by 5% since year-end 2002.

Merchant Energy & Related Industries

After experiencing significant growth in the criticized component of this portfolio during the last six months of 2002, the Firm reduced exposures deemed criticized by 68%, or $1.5 billion, during the first six months of 2003, through a combination of successful restructurings and collateralizations of exposures. The noninvestment-grade, noncriticized component increased from 7% to 20% during the same period as a result of these actions. Concurrently, the investment-grade component of the portfolio also improved from 57% to 68%, driven largely by transactions with investment-grade entities.

Enron-related exposure
At June 30, 2003, the Firm's Enron-related exposure was as follows:
(in millions)	Secured	Unsecured	Total

Trading assets	$2	$179	$181
Loans	204	59	263
Other assets	—	108	108
Lending-related commitments	94	—	94

Total exposure	$300	$346	$646

Trading assets are carried at fair value. Secured loans are performing and are reported on an amortized cost basis; unsecured, nonperforming loans have been written down to reflect management’s estimate of current recoverable value. The $108 million in Other assets relates to a letter of credit that is the subject of litigation with a creditworthy entity; it is being carried at its current estimated realizable value in accordance with SFAS 5. Of the $94 million in lending-related commitments, $75 million relates to debtor-in-possession financing.

Derivative Contracts

For a further discussion of the derivative contracts utilized by JPMorgan Chase in connection with its trading and end-user activities, see Note 20 of this Form 10-Q, and pages 50-53 and Note 28 of JPMorgan Chase’s 2002 Annual Report.

The following table summarizes the aggregate notional amounts and derivative receivables (i.e., the mark-to-market or fair value of the derivative contracts after taking into account the effects of legally enforceable master netting agreements) at each of the dates indicated:

Notional amounts and derivative receivables
	Notional amounts(a)		Derivative receivables(b)
	June 30,	December 31,	June 30,	December 31,
(in billions)	2003	2002	2003	2002

Interest rate(c)	$27,117	$23,591	$68	$55
Foreign exchange(c)	1,467	1,505	8	7
Credit derivatives	460	366	3	6
Equity	307	307	13	13
Commodity	34	36	2	2

Total notional and credit exposures	$29,385	$25,805	$94	$83

(a)	Represents the gross sum of long and short third-party notional derivative contracts.
(b)	Represents the amount of derivative receivables on the Consolidated balance sheet after taking into account the effects of legally enforceable master netting agreements.
(c)	Gold bullion notional amounts were $36 billion and $41 billion at June 30, 2003, and December 31, 2002, respectively. The corresponding derivative receivables (before the impact of master netting agreements) were $1.7 billion and $2.6 billion at June 30, 2003, and December 31, 2002, respectively. The corresponding derivative payables were $1.6 billion and $2.0 billion at June 30, 2003, and December 31, 2002, respectively. At June 30, 2003, and December 31, 2002, the VAR related to the Firm’s gold trading position was $3.3 million and $1.4 million, respectively.

Part I
Item 2 (continued)

The $29 trillion of notional principal of the Firm’s derivative contracts outstanding at June 30, 2003, does not represent, in the Firm’s view, the actual credit losses that could arise from such transactions. For most derivative transactions, the notional principal amount does not change hands; it is simply used as a reference to calculate payments. In the Firm’s view, the appropriate measure of net current credit risk at June 30, 2003, is $52 billion, representing the $94 billion mark-to-market (“MTM”) value of derivative receivables (after taking into account the effects of legally enforceable master netting agreements) less the $42 billion of collateral held by the Firm. This compares with net current credit exposure, at December 31, 2002, of $53 billion. The $42 billion of collateral excludes $9 billion delivered by clients at the initiation of transactions; this collateral secures exposure that could arise in the existing portfolio of derivatives should the mark-to-market value of the client’s transactions move in the Firm’s favor. The $42 billion of collateral also excludes credit enhancements in the form of letters of credit and surety receivables.

The following table summarizes the risk profile, as of June 30, 2003, of the Firm’s Consolidated balance sheet exposure to derivative contracts, net of cash and other highly liquid collateral held by the Firm. Ratings below are based upon the Firm’s internal risk ratings and are presented on an S&P-equivalent basis:

	June 30, 2003		December 31, 2002
(in millions)	Exposure net	% of exposure	Exposure net	% of exposure
Rating equivalent	of collateral	net of collateral	of collateral	net of collateral

AAA to AA-	$26,109	50%	$25,560	49%
A+ to A-	8,567	17	8,668	16
BBB+ to BBB-	8,757	17	9,467	18
BB+ to B-	7,375	14	7,440	14
CCC+ and below	1,119	2	1,557	3

Total	$51,927	100%	$52,692	100%

While useful as a view of current credit exposure, the net MTM value of the derivative receivables does not capture the potential future variability of that credit exposure. To capture this variability, the Firm measures, on a client-by-client basis, both the worst-case, or peak, future credit exposure (at a 97.5% confidence level), as well as the expected credit exposure. However, the total potential future credit exposure embedded in the derivatives portfolio is not the simple sum of all peak or expected client exposure risks. This is because credit risk is reduced at the portfolio level when offsetting transactions are entered into with separate counterparties; thus, only one of the two trades would generate a credit loss, even if both counterparties were to default simultaneously. The Firm refers to this effect as market diversification.

The Firm defines the “market-diversified peak” as the maximum loss (estimated at the 97.5% confidence level) that would occur if all counterparties were to default over a one-year time horizon with no recovery. The market-diversified peak, after taking into account both collateral and netting, was approximately $56 billion at June 30, 2003, compared with $57 billion at December 31, 2002. As a general rule, since all counterparties will not default concurrently, nor will all default when their exposures are at peak levels, this is, in the Firm’s view, a conservative measure of potential future derivatives credit risk.

Approximately two-thirds of the Firm’s derivatives transactions at June 30, 2003, had associated collateral arrangements. The Firm held $42 billion of collateral at June 30, 2003, compared with $30 billion at December 31, 2002. These amounts exclude credit enhancements in the form of letters of credit and surety receivables. The Firm posted $28 billion of collateral at June 30, 2003, compared with $19 billion at December 31, 2002. Certain derivative and collateral agreements include provisions that require both the Firm and the counterparty, upon specified downgrades in their respective credit ratings, to post collateral for the benefit of the other party. The impact on required collateral of a single-notch ratings downgrade to JPMorgan Chase Bank, from its current rating of AA- to A+, would have been an additional $1.3 billion of collateral as of June 30, 2003. The impact of a six-notch ratings downgrade to JPMorgan Chase Bank (from AA- to BBB-) would have been $3.7 billion of additional collateral from current levels as of June 30, 2003. Certain derivative contracts also provide for termination of the contract, generally upon JPMorgan Chase Bank being downgraded, at the then-existing mark-to-market value of the derivative receivables.

Part I
Item 2 (continued)

Use of credit derivatives

The following table presents the notional amounts of credit derivatives protection bought and sold at June 30, 2003:

Credit derivatives activity

	Portfolio management			Dealer/Client
	Notional amount			Notional amount
	Protection		Protection	Protection	Protection
(in millions)	bought		sold	bought	sold	Total

	$30,579	(a)	$429	$211,363	$217,522	$459,893

(a)	Includes $2 billion of portfolio credit derivatives.

JPMorgan Chase has modest counterparty exposure as a result of credit derivatives transactions. Of the $94 billion of total derivative receivables at June 30, 2003, approximately $3 billion, or 3%, was associated with credit derivatives, before the benefit of collateral. The use of derivatives to manage exposures does not reduce the reported level of assets on the Consolidated balance sheet or the level of reported off-balance sheet commitments.

Portfolio management activity

JPMorgan Chase’s commercial credit portfolio is composed of credit exposures to clients arising from both lending and derivatives activities. In managing this portfolio, single-name and portfolio credit derivatives are purchased by the Credit Portfolio Group to hedge these exposures. As of June 30, 2003, the notional outstanding amount of protection purchased via single-name and portfolio credit derivatives was $29 billion and $2 billion, respectively. The Firm also diversifies its exposures by providing (i.e., selling) small amounts of credit protection, which increases exposure to industries or clients where the Firm has little or no client-related exposure. This activity is not material to the Firm’s overall credit exposure; and credit protection sold totaled $429 million in notional exposure at June 30, 2003.

JPMorgan Chase’s use of credit derivatives for its portfolio management activities related to loans and lending-related commitments does not qualify for hedge accounting under SFAS 133. These derivatives are marked-to-market in Trading revenue. The mark-to-market (“MTM”) value incorporates both the cost of hedge premiums and changes in value due to movement in spreads and credit events, whereas the loans and lending-related commitments being hedged are accounted for on an accrual basis in Net interest income. This asymmetry in accounting treatment between loans and lending-related commitments and the credit derivatives utilized in the portfolio management activities causes earnings volatility that is not representative of the true changes in value of the Firm’s overall credit exposures. The MTM treatment of both the Firm’s credit derivative hedges (“short” credit positions) and the Credit Valuation Adjustment (“CVA”), which reflects the credit quality of derivatives counterparty exposure (“long” credit positions), provides some natural offset. The CVA is based on the expected future exposure (incorporating netting and collateral) to a counterparty, and on the counterparty’s credit derivative spread. The Firm manages components of the CVA by entering into credit derivative hedges and market risk derivative hedges (e.g. interest rate, foreign exchange, equity and commodity derivatives).

Included in Trading revenue are losses of $355 million in the second quarter of 2003 related to credit derivatives that were used to hedge the Firm’s credit exposure, of which approximately $167 million was associated with credit derivatives used to hedge accrual lending activities. The $355 million loss was largely offset by $236 million of trading revenue gains related to the mark-to-market value of the CVA and corresponding market risk derivative hedges, resulting in a portfolio management activity net loss of $119 million, driven by an overall global tightening of credit spreads. Since the second quarter of 2002, the quarterly portfolio management activity performance results have ranged from a net loss of $119 million, when credit spreads contracted, to a net gain of $136 million, in the second quarter of 2002, when credit spreads widened. The CVA was $929 million at June 30, 2003, compared with $1.3 billion at December 31, 2002.

Use of single-name and portfolio credit derivatives	Notional amount of
June 30, 2003 (in millions)	protection bought

Credit derivative hedges of:
Loans and lending-related commitments	$15,418
Derivative receivables	15,161

Total	$30,579

Part I
Item 2 (continued)

Dealer Client Activity

As of June 30, 2003, the total notional amounts of protection purchased and sold by the dealer business were $211 billion and $218 billion, respectively. The mismatch between these notional amounts is attributable to the Firm selling protection on large, diversified, predominantly investment-grade portfolios (including the most senior tranches) and then hedging these positions by buying protection on the more subordinated tranches of the same portfolios. In addition, the Firm may use securities to hedge certain derivative positions. Consequently, while there is a mismatch in notional amounts of credit derivatives, in the Firm’s view the risk positions are largely matched. The amount of credit risk contributed by the Firm’s credit derivatives dealer activity is immaterial in the context of JPMorgan Chase’s overall credit exposures.

Country Exposure

The Firm has a comprehensive process for measuring and managing its country exposures and risk. The table below presents JPMorgan Chase’s exposure to selected countries. The selection of countries presented in the table below is based on the materiality of the Firm’s exposure and the dynamic credit conditions in a country as of the dates indicated. This disclosure is based on management’s view of country exposure. Exposure amounts are adjusted for credit enhancements (e.g., guarantees and letters of credit) provided by third parties located outside the country, if the enhancements fully cover both the country risk and the commercial risk. Exposures to a country include all credit-related lending, trading and investment activities, whether cross-border or locally funded. In addition, country exposure includes exposure to both government and private-sector entities in a country.

During the first six months of 2003, the Firm’s exposure to key selected countries remained relatively stable compared with year-end 2002. Exposure to Japan declined as a result of bond trading activities, although this type of exposure may fluctuate in either direction in the normal course of business. Among the Firm’s largest emerging markets country exposures, Hong Kong and Korea showed declines due to counterparty exposure, derivatives and bond trading positions, while exposures to Mexico and Brazil remained largely unchanged. Exposure to Saudi Arabia declined due to a reduction in loans.

The following table presents JPMorgan Chase’s exposure to selected countries:

Selected country exposure							At Dec. 31,
	At June 30, 2003						2002
	Cross-border				Total	Total	total
(in billions)	Lending(a)	Trading(b)	Other(c)	Total	local(d)	exposure	exposure
Mexico	$1.0	$0.6	$0.2	$1.8	$0.2	$2.0	$2.2
Brazil	0.4	0.3	0.8	1.5	0.6	2.1	2.1
Venezuela	0.2	0.1	—	0.3	—	0.3	0.4
Japan	2.3	2.7	0.8	5.8	2.1	7.9	9.4
South Korea	1.0	0.3	0.4	1.7	0.8	2.5	2.7
Hong Kong	0.6	—	1.1	1.7	—	1.7	2.2
Saudi Arabia	0.3	0.2	—	0.5	—	0.5	0.8
South Africa	0.3	0.3	0.1	0.7	—	0.7	0.6

(a)	Lending includes loans and accrued interest receivable, interest-bearing deposits with banks, acceptances, other monetary assets, issued letters of credit and undrawn commitments to extend credit.
(b)	Trading includes (1) issuer exposure on cross-border debt and equity instruments held in both trading and investment accounts, adjusted for the impact of issuer hedges including credit derivatives; and (2) counterparty exposure on derivative and foreign exchange contracts as well as security financing trades (resale agreements and securities borrowed).
(c)	Other represents mainly local exposure funded cross-border.
(d)	Local exposure is defined as exposure to a country denominated in local currency, booked and funded locally.

Part I
Item 2 (continued)

CONSUMER PORTFOLIO

			Nonperforming		Past due 90 days and
	Credit exposure		assets (d)		over and accruing
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
(in millions, except ratios)	2003	2002	2003	2002	2003	2002

Consumer:
U.S. consumer:
1- 4 family residential mortgage-first liens	$59,688	$49,357	$251	$259	$—	$—
Home equity	15,300	14,643	52	53	—	—

1- 4 family residential mortgages	74,988	64,000	303	312	—	—

Credit card — reported (a)	16,578	19,677	13	15	229	451
Credit card securitizations (a)(b)	33,789	30,722	—	—	792	630

Credit card — managed	50,367	50,399	13	15	1,021	1,081
Automobile financings	38,151	33,615	111	118	—	—
Other consumer (c)	6,621	7,524	66	76	21	22

Total managed consumer loans	$170,127	$155,538	$493	$521	$1,042	$1,103

	Net charge-offs				Average annual net charge-off rate (e)
	Second Quarter		Six Months		Second Quarter		Six Months
(in millions, except ratios)	2003	2002	2003	2002	2003	2002	2003	2002

Consumer:
U.S. consumer:
1- 4 family residential mortgage-first liens	$5	$21	$10	$32	0.04%	0.20%	0.04%	0.15%
Home equity	6	—	8	2	0.15	—	0.10	0.03

1- 4 family residential mortgages	11	21	18	34	0.06	0.16	0.05	0.12

Credit card — reported	268	433	543	770	6.22	7.67	6.19	6.71
Credit card securitizations(b)	480	334	937	655	5.90	5.30	5.85	5.61

Credit card — managed	748	767	1,480	1,425	6.01	6.42	5.97	6.15
Automobile financings	39	29	85	67	0.41	0.43	0.47	0.50
Other consumer (c)	39	45	89	90	2.15	2.35	2.35	2.25

Total managed consumer loans	$837	$862	$1,672	$1,616	2.01%	2.53%	2.07%	2.38%

(a)	At June 30, 2003, credit card securitizations include $1.0 billion of accrued interest and fees on securitized credit card loans that were classified in Other assets, consistent with the FASB Staff Position, Accounting for Accrued Interest Receivable Related to Securitized and Sold Receivables under SFAS 140. Prior to March 31, 2003, this balance was classified in credit card reported loans. Of the $1.0 billion, none was nonperforming and $141 million was past due 90 days and over and accruing.
(b)	Represents the portion of JPMorgan Chase’s credit card receivables that have been securitized.
(c)	Consists of manufactured housing loans, installment loans (direct and indirect types of consumer finance), student loans, unsecured revolving lines of credit and non-U.S. consumer loans.
(d)	Nonperforming assets exclude consumer nonaccrual HFS loans of $27 million and $25 million at June 30, 2003, and December 31, 2002, respectively. HFS loans are carried at the lower of cost or market and declines in value are recorded in Other revenue.
(e)	Annualized.

Part I
Item 2 (continued)

JPMorgan Chase’s consumer portfolio continues to be primarily domestic and is geographically well-diversified. JPMorgan Chase’s managed consumer portfolio totaled $170.1 billion at June 30, 2003, an increase of $14.6 billion since year-end 2002. Consumer net charge-offs on a managed basis were $837 million and $862 million for the second quarters of 2003 and 2002, respectively, and $1.7 billion and $1.6 billion for the six months ended June 30, 2003 and 2002, respectively. The increase in the year-to-date net charge-offs was primarily due to an increase in credit card net charge-offs, from a higher level of outstandings. The Firm continues to anticipate higher charge-offs in its consumer loan portfolio in 2003 resulting from increases in loans outstanding.

The following discussion relates to the specific loan categories within the consumer portfolio:

Residential Mortgage Loans: Residential mortgage loans were $75.0 billion at June 30, 2003, an $11.0 billion increase from the 2002 year-end. The growth in this portfolio was driven by new mortgage originations. Nonperforming 1-4 family residential mortgage loans decreased $9 million from year-end. The net charge-off rate for the second quarter of 2003 decreased to 0.06% from 0.16% at the second quarter of 2002. The net charge-off rate for the six months ended June 30, 2003 decreased to 0.05% from 0.12% for the same period of the prior year. At June 30, 2003, the Firm had $2.0 billion of sub-prime residential mortgage loans, of which $1.3 billion were held for sale. At December 31, 2002, sub-prime residential mortgage loans outstanding were $1.8 billion, of which $1.3 billion were held for sale.

Credit Card Loans: JPMorgan Chase analyzes its credit card portfolio on a “managed basis,” which includes credit card receivables on the Consolidated balance sheet as well as credit card receivables that have been securitized.

Managed consumer credit card receivables were $50.4 billion at June 30, 2003, flat relative to year-end 2002. During the 2003 second quarter, net charge-offs as a percentage of average credit card receivables decreased to 6.01%, compared with 6.42% for the second quarter of 2002. Loans over 90 days past due decreased to 2.03% of the portfolio at June 30, 2003, compared with 2.14% at December 31, 2002. During the six months ended June 30, 2003, net charge-off rates as a percentage of average credit card receivables decreased to 5.97% compared with 6.15% in the same period of the prior year.

Automobile Financings: Automobile financings outstanding increased by $4.5 billion at June 30, 2003, when compared with year-end 2002. This increase was driven by originations of $7.9 billion during the second quarter of 2003, a 52% increase over originations in the comparable period in 2002. The net charge-off rate of 0.41% for the 2003 second quarter, compared with 0.43% for the 2002 second quarter, continued to reflect the Firm’s selective approach to asset origination in this portfolio.

Other Consumer Loans: Other consumer loans of $6.6 billion at June 30, 2003, decreased 12% compared with year-end levels. The net charge-off rate related to this portfolio decreased for the second quarter of 2003 to 2.15%, from 2.35% for the second quarter of 2002. The net charge-off rate of 2.35% for the six months ended June 30, 2003, increased from 2.25% for the same period of the prior year, largely as a result of charge-offs in a discontinued installment loan portfolio, as well as moderately higher charge-offs in the manufactured housing portfolio.

Summary of changes in the Allowance for credit losses

	2003						2002
(in millions)	Commercial		Consumer		Residual	Total	Commercial	Consumer	Residual	Total

Loans:
Beginning balance at January 1	$2,216		$2,360		$774	$5,350	$1,724	$2,105	$695	$4,524
Net charge-offs	(549)		(735)		—	(1,284)	(613)	(961)	—	(1,574)
Provision for loan losses	252		740		165	1,157	738	756	80	1,574
Other	—		(139	)(a)	3	(136)	(43)	487	38	482

Ending balance at June 30	$1,919	(b)	$2,226		$942	$5,087	$1,806 (b)	$2,387	$813	$5,006

Lending-related commitments:
Beginning balance at January 1	$324		$—		$39	$363	$226	$—	$56	$282
Provision for lending-related commitments	13		—		8	21	18	—	(18)	—
Other	—		—		—	—	(1)	—	—	(1)

Ending balance at June 30	$337	(c)	$—		$47	$384	$243 (c)	$—	$38	$281

(a)	Includes $138 million related to the transfer of the allowance for accrued interest and fees on securitized credit card loans.
(b)	Includes $1.4 billion and $548 million of commercial specific and commercial expected loss components, respectively, at June 30, 2003. Includes $1.2 billion and $594 million of commercial specific and commercial expected loss components, respectively, at June 30, 2002.
(c)	Includes $252 million and $85 million of commercial specific and commercial expected loss components, respectively, at June 30, 2003. Includes $165 million and $78 million of commercial specific and commercial expected loss components, respectively, at June 30, 2002.

Part I
Item 2 (continued)

Credit costs
For the six months
ended June 30,	2003				2002
(in millions)	Commercial	Consumer	Residual	Total	Commercial	Consumer	Residual	Total

Provision for loan losses	$252	$740	$165	$1,157	$738	$756	$80	$1,574
Provision for lending-related commitments	13	—	8	21	18	—	(18)	—
Securitized credit losses	—	937	—	937	—	655	—	655

Total managed credit costs	$265	$1,677	$173	$2,115	$756	$1,411	$62	$2,229

Loans: JPMorgan Chase’s allowance for loan losses is intended to cover probable credit losses as of June 30, 2003, for which either the asset is not specifically identified or the size of the loss has not been fully determined. The allowance has both specific and expected loss components and a residual component. As of June 30, 2003, management deemed the allowance to be adequate (i.e., sufficient to absorb losses that currently may exist but are not yet identifiable). The allowance represented 2.24% of loans at June 30, 2003, compared with 2.47% at year-end 2002. The allowance for loan losses declined by $263 million from year-end 2002, compared with an increase of $81 million from June 30, 2002.

The commercial specific loss component of the allowance was $1.4 billion at June 30, 2003, a decrease of $232 million, or 14%, from year-end 2002. The decrease was primarily attributable to charge-offs and restructuring of exposures during the period.

The commercial expected loss component of the allowance was $548 million at June 30, 2003, a decrease of $65 million, or 11%, from year-end 2002. The decrease reflected a reduction in the amount, and an improvement in the average quality, of the noncriticized portion of the portfolio.

The consumer expected loss component of the allowance was $2.2 billion at June 30, 2003, a decline of $134 million, or 6%, from year-end 2002. The decrease was primarily attributable to the transfer of the allowance for accrued fees on securitized credit card loans to Other assets and a lower level of credit card outstandings.

The residual component of the allowance was $942 million at June 30, 2003, an increase of $168 million from year-end 2002, and an increase of $100 million from March 31, 2003. The residual component addresses the uncertainties inherent in the credit portfolio. At June 30, 2003, the residual component represented approximately 19% of the total allowance for loan losses, which is within the Firm’s target range of between 10% and 20%.

Lending-related commitments: To provide for the risk of loss inherent in the Firm’s process of extending credit, management also computes specific and expected loss components, as well as a residual component, for lending-related commitments. These are computed using a methodology similar to that used for the loan portfolio, modified for expected maturities and probabilities of drawdown. This allowance, which is reported in Other liabilities, was $384 million, $363 million and $281 million at June 30, 2003, December 31, 2002, and June 30, 2002, respectively. Although there was an improvement in the overall risk profile of the portfolio during the six months ended June 30, 2003, the allowance for lending-related commitments increased by $21 million to $384 million, due to the downgrade of select exposures in the portfolio. For the six months ended June 30, 2003, there were no charge-offs of lending-related commitments.

Capital Allocation for Credit Risk

In the second quarter of 2003, the Firm implemented a revised risk and capital measurement methodology for the assessment of credit risk. The new approach employs estimates of default likelihood that are derived from current market parameters to capture the impact of both defaults and declines in market value due to credit deterioration. This approach is intended to reflect more accurately current market conditions, as well as to enhance the management of commercial credit risk, by encouraging the utilization of the growing markets in credit derivatives and secondary market loan sales. See the Capital Management section on pages 49-50 of this Form 10-Q.

Part I
Item 2 (continued)

MARKET RISK MANAGEMENT

Risk management process

For a discussion of the Firm’s risk management process, see page 58 of the 2002 Annual Report.

Risk measurement

Value-at-Risk

JPMorgan Chase’s statistical risk measure, VAR, gauges the dollar amount of potential loss from adverse market moves in an ordinary market environment and provides a consistent cross-business measure of risk profiles and levels of risk diversification. Each business day, the Firm undertakes a comprehensive VAR calculation that includes its trading, investment and asset/liability (“A/L”) management activities. The Firm calculated the VAR numbers reported below using a one-day time horizon and a 99% confidence level. This means the Firm would expect to incur losses greater than that predicted by VAR estimates only once every 100 trading days, or about 2.5 times a year. For the first six months of 2003, there were no days on which actual Firm-wide market risk-related losses exceeded corporate VAR. For a further discussion of the Firm’s VAR methodology, see pages 58-60 of the 2002 Annual Report.

Although no single risk statistic can reflect all aspects of market risk, the table below provides a meaningful overview of the Firm’s market risk exposure arising from trading activities and the investment and A/L portfolios.

Aggregate Portfolio
	Six Months Ended June 30, 2003

	Average	Minimum	Maximum
(in millions)	VAR	VAR	VAR	At June 30, 2003
Trading Portfolio
Interest Rate	$58.4	$44.6	$73.9	$71.1
Foreign Exchange	16.1	11.0	30.2	14.7
Equities	10.1	6.7	17.0	9.0
Commodities	2.6	1.7	4.9	3.0
Hedge Fund Investment	4.0	3.2	5.3	5.3
Less: Portfolio Diversification	(34.8)	NM	NM	(44.5)

Total Trading VAR	$56.4	$43.6	$69.7	$58.6
Investment Portfolio and A/L Activities(a)	116.8	81.2	204.1	109.4
Less: Portfolio Diversification	(45.1)	NM	NM	(35.5)

Total VAR(b)	$128.1	$83.7	$235.5	$132.5

	Six Months Ended June 30, 2002

	Average	Minimum	Maximum
(in millions)	VAR	VAR	VAR	At June 30, 2002
Trading Portfolio
Interest Rate	$67.6	$50.5	$91.4	$63.9
Foreign Exchange	10.3	4.4	21.2	13.6
Equities	15.4	7.9	32.7	24.3
Commodities	4.7	3.5	13.3	4.1
Hedge Fund Investment	3.0	2.5	3.5	3.1
Less: Portfolio Diversification	(27.5)	NM	NM	(41.6)

Total Trading VAR	$73.5	$56.9	$99.3	$67.4
Investment Portfolio and A/L Activities(a)	97.1	80.8	132.7	111.8
Less: Portfolio Diversification	(52.7)	NM	NM	(68.3)

Total VAR(b)	$117.9	$94.2	$149.8	$110.9

(a)	Substantially all of the risk is interest rate-related.
(b)	Amounts exclude VAR related to the Firm’s private equity business. For a discussion of private equity risk management, see page 65 of the JPMorgan Chase 2002 Annual Report.

NM -	Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect. In addition, JPMorgan Chase’s average and period-end VARs are less than the sum of the VARs of its market risk components due to risk offsets resulting from portfolio diversification.

Part I
Item 2 (continued)

The daily average Trading Portfolio VAR for the first six months of 2003 was $56.4 million. The largest contributor was interest rate risk, which includes credit spread risk; before portfolio diversification, interest rate risk accounted for 64% of the average VAR. The diversification effect, which averaged $(34.8) million in the first six months of 2003, reflects the fact that the largest losses for different positions and risks do not typically occur at the same time. The risk of a portfolio of positions is therefore usually less than the sum of the risks of the positions themselves. The degree of diversification is determined both by the extent to which different market variables tend to move together and by the extent to which different businesses have similar positions. The decline in average Trading Portfolio VAR since the first six months of 2002 was driven primarily by reduced position-taking in interest rate businesses.

VARs for the investment portfolio and A/L activities measure the amount of potential change in their economic value; however, they are not measures of reported revenues, since those activities are not marked-to-market through earnings. The increase in average VAR for the investment portfolio and A/L activities since the first six months of 2002 resulted primarily from refinements in measuring the spread between mortgage rates and Libor/swap rates and increased exposure to increasing interest rates.

Histogram

The histogram below illustrates the Firm’s daily market risk-related revenue, defined as the daily change in value of the mark-to-market trading portfolios plus any trading-related Net interest income (“NII”), brokerage commissions, underwriting fees or other revenue. In the first half of 2003, JPMorgan Chase posted positive daily market risk-related revenue for 123 out of 128 days, with 96 days exceeding $25 million. Losses were sustained on five of the 128 days represented in the histogram. There were no days on which losses exceeded $10 million in the first half of 2003. The average daily market risk-related revenue for the first half of 2003 was $49.1 million.

Six Months Ended June 30, 2003

To evaluate the soundness of its VAR model, the Firm conducts daily back-testing of VAR against actual financial results, based on daily market risk-related revenue. The inset above examines the five days on which JPMorgan Chase posted trading losses and depicts the amount by which VAR was greater than the actual loss on each day. The inset shows that no losses exceeded VAR on any of these days, a performance statistically consistent with the Firm’s 99% confidence level.

Part I
Item 2 (continued)

Stress Testing

While VAR reflects the risk of loss due to unlikely events in normal markets, stress testing captures the Firm’s exposure to unlikely but plausible events in abnormal markets. The Firm stress tests its portfolios at least once a month, at both the corporate and business segment levels, using multiple scenarios. Scenarios are continually reviewed and updated to reflect changes in the Firm’s risk profile and economic events. The following table represents the potential economic value stress-test loss (pre-tax) in JPMorgan Chase’s trading portfolio predicted by the Firm’s stress-test scenarios:

Largest Monthly Stress Test Loss – Pre-Tax
	Six Months Ended June 30, 2003
(in millions)	Average	Minimum	Maximum	At June 12, 2003
Stress Test Loss – Pre-Tax	$(468)	$(313)	$(834)	$(372)

It is important to note that VAR results cannot be directly correlated to stress-test loss results for three reasons. First, stress-test losses are calculated at varying dates each month, while VAR is performed daily and reported for the period-end date. Second, VAR and stress tests are two distinct risk measurements yielding very different loss potentials. Although the same trading portfolios are used for both tests, VAR is based on a distribution of one-day historical losses measured over the most recent year; in contrast, stress testing subjects the portfolio to more extreme, larger moves over a longer time horizon (i.e., 2–3 weeks). Third, as VAR and stress tests are distinct risk measurements, the impact of portfolio diversification can vary greatly. For VAR, markets can change in patterns over a one-year time horizon, moving from highly correlated to less so; in stress testing, the focus is on a single event and the associated correlations in an extreme market situation. As a result, while VAR over a given time horizon can be lowered by a diversification benefit in the portfolio, this benefit would not necessarily manifest itself in stress-test scenarios, which assume large coherent moves across all markets. For a further discussion of the Firm’s stress-test methodology, see pages 60–61 of the 2002 Annual Report.

The Firm conducts both economic-value and NII stress tests on its investment portfolios and A/L activities, which are not accounted for on a mark-to-market basis. The more conventional NII stress test measures the potential change in the Firm’s NII over the next year. For the quarter ended June 30, 2003, JPMorgan Chase’s largest potential NII stress-test loss was estimated at $235 million, using a historical scenario that is a replay of the rate and spread changes that occurred in 1994. In 1994, the Federal Reserve tightened interest rates six times during the year, with a cumulative increase in the Federal funds rate of 250 basis points, leading to a dramatic change in the U.S. dollar yield curve. The Firm also stresses NII for a 100 basis point rise in interest rates, assuming a parallel shift in the yield curve. For the quarter ended June 30, 2003, this NII stress test loss was estimated at $122 million. Economic-value stress tests measure the potential change in the value of the investment portfolios and asset and liability activities which are not accounted for on a trading basis under the same scenarios used to evaluate the trading portfolios. For the quarter ended June 30, 2003, JPMorgan Chase’s largest potential economic-value stress-test loss on its investment portfolios and A/L activities was associated with a scenario that assumes a sharp widening in credit spreads and decreases in interest rates.

Other statistical and nonstatistical risk measures

For a discussion of the Firm’s other risk measures, see page 61 of JPMorgan Chase’s 2002 Annual Report.

Capital allocation for market risk

For a discussion of the Firm’s capital allocation for market risk, see page 61 of JPMorgan Chase’s 2002 Annual Report.

Risk monitoring and control

For a discussion of the Firm’s risk monitoring and control process, including limits, qualitative risk assessments, model review and policies and procedures, see page 62 of the 2002 Annual Report.

OPERATIONAL AND BUSINESS RISK MANAGEMENT

The Firm implemented a new risk-based capital allocation methodology for operational and business risks during the second quarter of 2003: operating risk has been separated into its two components, operational risk and business risk. Operational risk is the risk of loss resulting from inadequate or failed processes or systems, human factors or external events. Under the prior methodology, operating risk capital was allocated to each business based on its complexity, expense base and control quality. The new operational risk model is loss-based, with adjustments to reflect changes in the quality of the control environment, and with a potential offset for the use of risk-transfer products. Business risk is defined as the risk associated with the volatility in the Firm’s earnings due to factors not captured by other parts of the Firm’s economic capital framework. For business risk, capital is allocated to each business based on historical revenue volatility and measures of fixed and variable expenses. Earnings volatility arising from other risk factors, such as credit, market or operational risks, is excluded from the measurement of business risk capital, as those factors are captured under those risk capital models. The revised methodology resulted in an overall lower amount of capital allocated to the lines of business with respect to operational and business risks. For a discussion of JPMorgan Chase’s operational and business risk management, refer to pages 63–64 of JPMorgan Chase’s 2002 Annual Report.

Part I
Item 2 (continued)

PRIVATE EQUITY RISK MANAGEMENT

The Firm refined its methodology for measuring private equity risk during the second quarter of 2003, and it has assigned a moderately higher amount of capital for the risk in the private equity portfolio. Most of the private equity capital is assigned to JPMorgan Partners. For a discussion of JPMorgan Chase’s private equity risk management, refer to page 65 of JPMorgan Chase’s 2002 Annual Report.

SUPERVISION AND REGULATION

The following discussion should be read in conjunction with the Supervision and Regulation section on pages 1–6 of JPMorgan Chase’s 2002 Form 10-K.

Dividends

JPMorgan Chase’s bank subsidiaries could pay dividends to their respective bank holding companies, without the approval of their relevant banking regulators, in amounts up to the limitations imposed upon such banks by regulatory restrictions. These limitations, in the aggregate, totaled approximately $3.8 billion at June 30, 2003.

CRITICAL ACCOUNTING ESTIMATES USED BY THE FIRM

The Firm’s accounting policies and use of estimates are integral to understanding reported results. The Firm’s most complex accounting estimates require management’s judgment to ascertain the valuation of assets and liabilities. The Firm has established detailed policies and control procedures intended to ensure that valuation methods, including any judgments made as part of such methods, are well controlled, independently reviewed and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The Firm believes its estimates for determining the valuation of its assets and liabilities are appropriate. For a further description of the Firm’s critical accounting estimates involving significant management valuation judgments, see pages 65–67 and the Notes to consolidated financial statements in JPMorgan Chase’s 2002 Annual Report.

Allowance for Credit Losses

The Firm’s allowance for loan losses is sensitive to the risk rating assigned to a loan. Assuming a one-notch downgrade in the Firm’s internal risk ratings for all of its commercial loans, the allowance for loan losses for commercial loans would increase by approximately $650 million at June 30, 2003. This sensitivity analysis is hypothetical and should be used with caution. The purpose of this analysis is to provide an indication of the impact that risk ratings have on the estimate of the allowance for loan losses for commercial loans. It is not intended to imply management’s expectation of future deterioration in risk ratings. Given the process the Firm follows in determining risk ratings of its loans, management believes the current risk ratings assigned to commercial loans are appropriate and the likelihood of a one-notch downgrade for all commercial loans is remote.

Trading and Available-for-Sale portfolios

The following table summarizes the Firm’s trading and available-for-sale portfolios by valuation methodology at June 30, 2003:

	Trading Assets		Trading Liabilities
	Securities		Securities		AFS
	purchased(a)	Derivatives(b)	sold(a)	Derivatives(b)	securities

Fair value based on:
Quoted market prices	86%	3%	94%	2%	97%
Internal models with significant observable market parameters	12	96	5	97	1
Internal models with significant unobservable market parameters	2	1	1	1	2

Total	100%	100%	100%	100%	100%

(a)	Reflected as Debt and Equity instruments on the Firm’s Consolidated balance sheet.
(b)	Based on gross mark-to-market values of the Firm’s derivatives portfolio (i.e., prior to netting of positions pursuant to FIN 39), as cross-product netting is not relevant to an analysis that is based on valuation methodologies.

Part I
Item 2 (continued)

NONEXCHANGE-TRADED COMMODITY CONTRACTS AT FAIR VALUE

In the normal course of business, JPMorgan Chase trades nonexchange-traded commodity contracts. To determine the fair value of these contracts, the Firm uses various fair value estimation techniques, which are primarily based on internal models with significant observable market parameters. The Firm’s nonexchange-traded commodity contracts are primarily energy-related contracts. The following table summarizes the changes in fair value for nonexchange-traded commodity contracts for the first six months of 2003:

(in millions)	Asset position	Liability position

Net fair value of contracts outstanding at January 1, 2003	$1,938	$839
Effect of legally enforceable master netting agreements	1,279	1,289

Gross fair value of contracts outstanding at January 1, 2003	3,217	2,128
Contracts realized or otherwise settled during the period	(1,477)	(1,377)
Fair value of new contracts	68	154
Changes in fair values attributable to changes in valuation techniques and assumptions	—	—
Other changes in fair value	1,548	1,614

Gross fair value of contracts outstanding at June 30, 2003	3,356	2,519
Effect of legally enforceable master netting agreements	(1,460)	(1,548)

Net fair value of contracts outstanding at June 30, 2003	$1,896	$971

The following table indicates the schedule of maturities of nonexchange-traded commodity contracts at June 30, 2003:

(in millions)	Asset position	Liability position

Maturity less than 1 year	$1,332	$1,314
Maturity 1–3 years	1,552	920
Maturity 4–5 years	387	267
Maturity in excess of 5 years	85	18

Gross fair value of contracts outstanding at June 30, 2003	3,356	2,519
Effects of legally enforceable master netting agreements	(1,460)	(1,548)

Net fair value of contracts outstanding at June 30, 2003	$1,896	$971

ACCOUNTING AND REPORTING DEVELOPMENTS

Consolidation of variable interest entities
In January 2003, the FASB issued FIN 46. Entities that would be assessed for consolidation under FIN 46 are typically referred to as Special-Purpose Entities (“SPEs”), although non-SPE-type entities may also be subject to the guidance. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. Effective February 1, 2003, the Firm implemented FIN 46 for variable interest entities created or modified after January 31, 2003, in which the Firm has an interest.

Effective July 1, 2003, the Firm applied FIN 46 to entities originated prior to February 1, 2003, and increased the Firm’s assets and liabilities by approximately $20 billion. The increase primarily related to multi-seller conduits; CDOs and similar vehicles for which the Firm or its affiliates act as the asset manager; and other entities in which the Firm’s trading functions have interests that absorb a majority of the expected loss. As of July 1, 2003, the Firm had not restructured the multi-seller conduits, although it continues to assess restructuring alternatives for these vehicles. The Firm would also deconsolidate a limited number of vehicles as a result of the adoption of FIN 46, primarily the wholly-owned Delaware statutory business trusts further discussed in Note 13 of this Form 10-Q and Note 16 on pages 90–91 of JPMorgan Chase’s 2002 Annual Report. The primary effect of deconsolidating these vehicles would be a change in balance sheet classification of the liabilities from Guaranteed preferred beneficial interests in the Firm’s junior subordinated deferrable interest debentures to Long-term debt. Based on interim guidance issued by the Federal Reserve Board, the deconsolidation of these vehicles pursuant to FIN 46 would not impact the Tier 1 capital treatment of the liabilities.

Due to the complexity of the new guidance and evolving interpretation among accounting professionals, the Firm continues to assess the accounting and disclosure impact of FIN 46 on all of its relationships with variable interest entities; however, the implementation of FIN 46 did not have a material impact on the Firm’s Consolidated balance sheet, earnings or capital resources. For further details, see Note 8 of this Form 10-Q.

Part I
Item 2 (continued)

Accounting for trading derivatives

In October 2002, the Emerging Issues Task Force concluded on Issue 02–03, which, effective January 1, 2003, precludes mark-to-market accounting for energy-related contracts that do not meet the definition of a derivative under SFAS 133 (i.e., transportation, storage or capacity contracts). The Firm implemented this provision of EITF 02-03 effective January 1, 2003; implementation had an immaterial effect on the Firm’s Consolidated statement of income. In November 2002, as part of the discussion of EITF 02–03, the FASB staff further confirmed their view that an entity should not recognize profit at the inception of a trade involving a derivative financial instrument in the absence of: (a) quoted market prices in an active market, (b) observable prices of other current market transactions or (c) other observable data supporting a valuation technique; the Firm implemented this provision on November 21, 2002, and it has not had a material impact on the Firm’s Consolidated statement of income.

Derivative instruments and hedging activities

In April 2003, the FASB issued SFAS 149, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. Specifically, SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003; its implementation is not expected to have a material impact on the Firm’s Consolidated financial statements.

Accounting for certain financial instruments with characteristics of both liabilities and equity

In May 2003, the FASB issued SFAS 150, which establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective for the Firm’s interim period beginning July 1, 2003. The Firm does not anticipate that SFAS 150 will have a material impact on the Firm’s Consolidated financial statements.

Part I
Item 2 (continued)

J.P. MORGAN CHASE & CO.
FINANCIAL HIGHLIGHTS
(in millions, except per share data and ratios)

				Second Quarter Change				Six Months
Reported basis	2Q 2003	1Q 2003	2Q 2002	1Q 2003		2Q 2002		2003	2002	Change
Revenue	$9,034	$8,406	$7,574		7%		19%	$17,440	$15,172		15%
Noninterest expense	5,832	5,541	5,194		5		12	11,373	10,552		8
Provision for credit losses	435	743	821		(41)		(47)	1,178	1,574		(25)
Income tax expense	940	722	531		30		77	1,662	1,036		60
Net income	1,827	1,400	1,028		31		78	3,227	2,010		61

Per common share:
Net income per share
Basic	$0.90	$0.69	$0.51		30%		76%	$1.60	$1.00		60%
Diluted	0.89	0.69	0.50		29		78	1.57	0.99		59
Cash dividends declared	0.34	0.34	0.34		—		—	0.68	0.68		—
Book value at period end	21.53	20.73	20.93		4		3

Performance ratios: (a)
Return on average assets	0.96%	0.73%	0.56%	23	bp	40	bp	0.84%	0.56%	28	bp
Return on average common equity	17	13	10		400		700	15	10		500

Capital ratios:
Tier 1 capital ratio	8.7%	8.4%	8.8%	30	bp	(10	)bp
Total capital ratio	12.4	12.2	12.7		20		(30)
Tier 1 leverage ratio	5.5	5.0	5.4		50		10

Selected balance sheet items:
Net loans	$222,307	$212,256	$207,080		5%		7%
Total assets	802,603	755,156	740,546		6		8
Deposits	318,248	300,667	293,829		6		8
Long-term debt (b)	49,918	48,290	47,802		3		4
Common stockholders’ equity	43,812	42,075	41,727		4		5
Total stockholders’ equity	44,821	43,084	42,736		4		5

Share price: (c)
Close	$34.18	$23.71	$33.92		44%		1%

Operating basis(d)
Revenue	$9,514	$8,863	$7,908		7%		20%	$18,377	$15,827		16%
Expense	5,832	5,541	4,965		5		17	11,373	10,068		13
Operating margin	3,682	3,322	2,943		11		25	7,004	5,759		22
Credit costs	915	1,200	1,155		(24)		(21)	2,115	2,229		(5)
Earnings	1,827	1,400	1,179		31		55	3,227	2,329		39

Operating performance:
Shareholder value added	$536	$148	$(57)		262%	NM		$684	$(116)	NM
Return on average common equity(a)	17%	13%	11%	400	bp	600	bp	15%	11%	400	bp
Overhead ratio	61	63	63		(200)		(200)	62	64		(200)
Common dividend payout ratio	40	50	59		(1,000)		(1,900)	44	60		(1,600)

(a)	Based on annualized amounts.
(b)	Includes Guaranteed preferred beneficial interests in the Firm’s junior subordinated deferrable interest debentures.
(c)	JPMorgan Chase’s common stock is listed and traded on the New York Stock Exchange, the London Stock Exchange Limited and the Tokyo Stock Exchange. The closing prices of JPMorgan Chase’s common stock are from the New York Stock Exchange Composite Transaction Tape.
(d)	Includes credit card receivables that had been securitized. Amounts shown exclude merger and restructuring costs and special items.

Part I
Item 2 (continued)

J.P. MORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEET, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

	Second Quarter 2003			Second Quarter 2002
	Average		Rate	Average		Rate
	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)
Assets
Deposits with banks	$7,061	$42	2.39%	$9,287	$77	3.31%
Federal funds sold and securities purchased under resale agreements	76,690	353	1.85	83,317	536	2.58
Securities and trading assets	225,333	2,607	4.64 (a)	201,512	2,601	5.18 (a)
Securities borrowed	42,160	79	0.75	46,537	173	1.49
Loans	219,950	2,807	5.12	211,495	3,131	5.95

Total interest-earning assets	571,194	5,888	4.13	552,148	6,518	4.74
Allowance for loan losses	(5,327)			(5,114)
Cash and due from banks	18,798			19,477
Trading assets – derivative receivables	94,896			71,620
Other assets	85,094			96,815

Total assets	$764,655			$734,946

Liabilities
Interest-bearing deposits	$225,950	$950	1.69%	$221,687	$1,316	2.38%
Federal funds purchased and securities sold under repurchase agreements	164,386	579	1.41	166,919	859	2.06
Commercial paper	12,929	39	1.22	18,514	85	1.84
Other borrowings(b)	63,524	854	5.39	78,614	1,028	5.24
Long-term debt	49,219	386	3.14	42,482	328	3.10

Total interest-bearing liabilities	516,008	2,808	2.18	528,216	3,616	2.75

Noninterest-bearing deposits	76,644			66,088
Trading liabilities – derivative payables	73,112			54,064
All other liabilities, including the allowance for lending-related commitments	55,123			44,680

Total liabilities	720,887			693,048

Preferred stock of subsidiary(c)	—			—
Stockholders’ equity
Preferred stock	1,009			1,009
Common stockholders’ equity	42,759			40,889

Total stockholders’ equity	43,768			41,898

Total liabilities, preferred stock of subsidiary and stockholders’ equity	$764,655			$734,946

Interest rate spread			1.95%			1.99%

Net interest income and net yield on interest-earning assets		$3,080	2.16%		$2,902	2.11%

(a)	For the three months ended June 30, 2003 and June 30, 2002, the annualized rate for available-for-sale securities based on amortized cost was 4.69% and 5.06%, respectively, and the annualized rate for available-for-sale securities based on fair value was 4.61% and 5.07%, respectively.
(b)	Includes securities sold but not yet purchased.
(c)	On February 28, 2002, all outstanding shares were redeemed.

Part I
Item 2 (continued)

J.P. MORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEET, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

	Six Months 2003			Six Months 2002
	Average		Rate	Average		Rate
	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)
Assets
Deposits with banks	$8,521	$105	2.50%	$10,798	$167	3.11%
Federal funds sold and securities purchased under resale agreements	82,143	827	2.03	82,166	1,026	2.52
Securities and trading assets	235,613	5,420	4.64 (a)	191,288	4,989	5.26 (a)
Securities borrowed	40,417	176	0.88	44,152	356	1.63
Loans	217,927	5,642	5.22	214,654	6,285	5.91

Total interest-earning assets	584,621	12,170	4.20	543,058	12,823	4.76
Allowance for loan losses	(5,412)			(5,039)
Cash and due from banks	17,764			19,648
Trading assets – derivative receivables	90,695			69,240
Other assets	83,741			99,934

Total assets	$771,409			$726,841

Liabilities
Interest-bearing deposits	$225,671	$2,018	1.80%	$219,879	$2,655	2.44%
Federal funds purchased and securities sold under repurchase agreements	177,701	1,305	1.48	160,327	1,642	2.07
Commercial paper	13,588	85	1.26	18,706	167	1.80
Other borrowings(b)	65,974	1,696	5.18	73,042	1,827	5.04
Long-term debt	47,619	752	3.18	42,762	684	3.22

Total interest-bearing liabilities	530,553	5,856	2.23	514,716	6,975	2.73

Noninterest-bearing deposits	75,501			67,034
Trading liabilities – derivative payables	70,150			52,773
All other liabilities, including the allowance for lending-related commitments	51,885			50,478

Total liabilities	728,089			685,001

Preferred stock of subsidiary(c)	—			176
Stockholders’ equity
Preferred stock	1,009			1,009
Common stockholders’ equity	42,311			40,655

Total stockholders’ equity	43,320			41,664

Total liabilities, preferred stock of subsidiary and stockholders’ equity	$771,409			$726,841

Interest rate spread			1.97%			2.03%

Net interest income and net yield on interest-earning assets		$6,314	2.18%		$5,848	2.17%

(a)	For the six months ended June 30, 2003 and June 30, 2002, the annualized rate for available-for-sale securities based on amortized cost was 4.69% and 5.31%, respectively, and the annualized rate for available-for-sale securities based on fair value was 4.62% and 5.33%, respectively.
(b)	Includes securities sold but not yet purchased.
(c)	On February 28, 2002, all outstanding shares were redeemed.

Part I
Item 2 (continued)

J.P. MORGAN CHASE & CO.
QUARTERLY CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share data)

	2003		2002
	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Noninterest revenue
Investment banking fees	$779	$616	$678	$545	$785
Trading revenue	1,477	1,232	585	(21)	731
Fees and commissions	2,479	2,598	2,282	3,005	2,885
Private equity gains (losses)	(29)	(221)	(68)	(315)	(125)
Securities gains	768	485	747	578	124
Other revenue	497	481	290	419	292

Total noninterest revenue	5,971	5,191	4,514	4,211	4,692

Interest income	5,871	6,263	6,184	6,316	6,498
Interest expense	2,808	3,048	3,203	3,580	3,616

Net interest income	3,063	3,215	2,981	2,736	2,882

Revenue before provision for credit losses	9,034	8,406	7,495	6,947	7,574
Provision for credit losses	435	743	921	1,836	821

Total net revenue	8,599	7,663	6,574	5,111	6,753

Noninterest expense
Compensation expense	3,231	3,174	3,032	2,367	2,761
Occupancy expense	543	496	425	478	365
Technology and communications expense	732	637	635	625	629
Other expense	1,226	1,234	1,376	1,248	1,210
Surety settlement and litigation reserve	100	—	1,300	—	—
Merger and restructuring costs	—	—	393	333	229

Total noninterest expense	5,832	5,541	7,161	5,051	5,194

Income (loss) before income tax expense	2,767	2,122	(587)	60	1,559
Income tax expense (benefit)	940	722	(200)	20	531

Net income (loss)	$1,827	$1,400	$(387)	$40	$1,028

Net income (loss) applicable to common stock	$1,815	$1,387	$(399)	$27	$1,015

Net income (loss) per common share
Basic	$0.90	$0.69	$(0.20)	$0.01	$0.51

Diluted	$0.89	$0.69	$(0.20)	$0.01	$0.50

Part I
Item 2 (continued)

J.P. MORGAN CHASE & CO.
QUARTERLY CONSOLIDATED BALANCE SHEET
(in millions)

	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2003	2003	2002	2002	2002
Assets
Cash and due from banks	$23,398	$22,229	$19,218	$18,159	$21,878
Deposits with banks	10,393	6,896	8,942	13,447	10,517
Federal funds sold and securities purchased under resale agreements	69,748	69,764	65,809	63,748	71,740
Securities borrowed	41,067	39,188	34,143	35,283	48,429
Trading assets: Debt and equity instruments	139,275	146,783	165,199	151,264	159,746
Derivative receivables	93,602	86,649	83,102	87,518	69,858
Securities	82,549	85,178	84,463	79,768	64,526
Loans (net of allowance for loan losses)	222,307	212,256	211,014	206,215	207,080
Private equity investments	7,901	8,170	8,228	8,013	8,229
Accrued interest and accounts receivable	13,459	12,962	14,137	14,550	15,351
Premises and equipment	6,658	6,719	6,829	6,752	6,596
Goodwill	8,132	8,122	8,096	8,108	8,089
Mortgage servicing rights	2,967	3,235	3,230	3,606	5,689
Other intangibles:
Purchased credit card relationships	1,141	1,205	1,269	1,337	1,426
All other intangibles	320	294	307	311	313
Other assets	79,686	45,506	44,814	43,680	41,079

Total assets	$802,603	$755,156	$758,800	$741,759	$740,546

Liabilities
Deposits:
Noninterest-bearing	$88,096	$77,822	$82,029	$74,724	$73,529
Interest-bearing	230,152	222,845	222,724	217,447	220,300

Total deposits	318,248	300,667	304,753	292,171	293,829
Federal funds purchased and securities sold under repurchase agreements	155,330	160,221	169,483	154,745	162,656
Commercial paper	12,382	14,039	16,591	13,775	14,561
Other borrowed funds	12,176	12,848	8,946	12,646	17,352
Trading liabilities: Debt and equity instruments	72,825	64,427	66,864	71,607	67,952
Derivative payables	72,831	64,804	66,227	70,593	55,575
Accounts payable, accrued expenses and other liabilities, including the allowance for lending-related commitments	64,072	46,776	38,440	38,233	38,083
Long-term debt	44,479	42,851	39,751	39,113	42,363
Guaranteed preferred beneficial interests in the Firm’s junior subordinated deferrable interest debentures	5,439	5,439	5,439	5,439	5,439

Total liabilities	757,782	712,072	716,494	698,322	697,810

Stockholders’ equity
Preferred stock	1,009	1,009	1,009	1,009	1,009
Common stock	2,036	2,032	2,024	2,023	2,020
Capital surplus	12,898	12,477	13,222	13,113	13,111
Retained earnings	27,633	26,538	25,851	26,940	27,605
Accumulated other comprehensive income	1,293	1,113	1,227	1,465	79
Treasury stock, at cost	(48)	(85)	(1,027)	(1,113)	(1,088)

Total stockholders’ equity	44,821	43,084	42,306	43,437	42,736

Total liabilities and stockholders’ equity	$802,603	$755,156	$758,800	$741,759	$740,546

Part I
Item 2 (continued)

J.P. MORGAN CHASE & CO.
QUARTERLY LINES OF BUSINESS KEY PERFORMANCE METRICS
BUSINESS-RELATED METRICS
(in millions, except ratios and employees)

	June 30,	March 31,	Dec. 31,	Sept. 30,		June 30,
	2003	2003	2002	2002		2002
Investment Bank
Average allocated capital	$20,101	$20,825	$20,317	$19,443		$19,638
Average assets	494,221	525,613	515,614	494,699		503,339
Shareholder value added	480	324	(258)	(849)		(86)
Return on allocated capital	22%	18%	7%	NM		10%
Overhead ratio	58	56	68	66%		63
Overhead ratio (excluding severance and related costs)	54	53	58	63		60
Compensation as % of revenue (excluding severance and related costs)	33	32	32	29		34
Full-time equivalent employees	14,457	14,605	15,139	16,364		16,688

Treasury & Securities Services
Average allocated capital	$2,768	$2,759	$2,720	$2,603		$2,662
Average assets	20,165	17,504	19,279	15,943		18,919
Shareholder value added	43	49	46	122		85
Return on allocated capital	18%	19%	19%	31%		25%
Overhead ratio	81	80	80	72		76
Assets under custody (in billions)	$6,777	$6,269	$6,336	$6,251		$6,417
Full-time equivalent employees	14,388	14,344	14,435	14,734		14,857

Operating revenue by business:
Treasury Services	$472	$479	$470	$467		$440
Investor Services	359	340	334	384		416
Institutional Trust Services	239	205	225	221		222
Other	(86)	(89)	(88)	(43	)(a)	(87)

Total	$984	$935	$941	$1,029		$991

Investment Management & Private Banking
Average allocated capital	$5,481	$5,432	$5,540	$5,607		$5,741
Average goodwill capital	4,096	4,101	4,115	4,117		4,120
Average assets	33,929	32,346	33,522	34,968		36,478
Shareholder value added	(97)	(126)	(155)	(104)		(92)
Tangible shareholder value added	29	(1)	(28)	26		37
Return on allocated capital	5%	3%	1%	5%		6%
Return on tangible allocated capital	21	12	5	19		21
Overhead ratio	85	89	96	81		79
Pre-tax margin ratio(b)	15	10	2	15		18
Full-time equivalent employees	7,884	7,510	7,827	8,080		8,103

Total assets under management	$512	$495	$515	$501		$545
Total assets under supervision	694	622	644	632		685

JPMorgan Partners
Average allocated capital	$5,916	$5,985	$6,102	$6,183		$6,330
Average assets	9,008	9,428	9,629	9,404		9,611
Shareholder value added	(314)	(440)	(327)	(514)		(407)
Full-time equivalent employees	329	342	357	364		357

Chase Financial Services
Average allocated capital	$8,661	$8,469	$8,516	$8,637		$8,716
Average managed assets(c)	217,304	202,341	188,478	178,825		175,555
Shareholder value added	621	424	207	496		386
Return on allocated capital	41%	32%	22%	35%		30%
Overhead ratio	44	47	51	45		48
Full-time equivalent employees	45,349	44,393	43,612	42,910		42,642

(a)	Includes a gain of approximately $50 million on the sale of CEDEL.
(b)	Measures the percentage of operating earnings before taxes to total operating revenue.
(c)	Includes credit card receivables that had been securitized.

Part I
Item 2 (continued)

J.P. MORGAN CHASE & CO.
QUARTERLY CHASE FINANCIAL SERVICES BUSINESS-RELATED METRICS

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
(Revenue, Expense and Earnings in millions)	2003	2003	2002	2002	2002

Chase Home Finance
Operating revenue	$1,320	$1,137	$637	$971	$770
Operating expense	375	361	380	312	312
Operating earnings	568	431	146	385	261
Originations (in billions):
Retail, wholesale and correspondent	55	41	40	29	22
Correspondent negotiated transactions	23	21	21	7	5
Loans serviced (in billions)	437	432	426	435	436
End-of-period outstandings (in billions)	74.5	67.3	63.6	55.6	53.6
Total average loans owned (in billions)	71.2	64.4	59.7	54.2	54.1
Number of customers (in millions)	3.9	4.0	4.0	4.0	4.0
MSR carrying value (in billions)	$3.0	$3.2	$3.2	$3.6	$5.7
Net charge-off ratio	0.18%	0.20%	0.27%	0.21%	0.30%
Overhead ratio	28	32	60	32	41

Chase Cardmember Services–Managed Basis
Operating revenue	$1,520	$1,469	$1,571	$1,557	$1,486
Operating expense	540	535	610	547	523
Operating earnings	173	153	140	232	166
End-of-period outstandings (in billions)	51.0	50.6	51.1	51.1	49.5
Average outstandings (in billions)	50.7	50.9	50.7	50.4	48.9
Total purchases & cash advances(a) (in billions)	22.2	20.7	21.2	23.0	20.9
Total accounts (in millions)	30.3	29.8	29.2	28.6	28.1
Active accounts (in millions)	16.4	16.5	16.5	16.5	16.3
Net charge-off ratio	6.01%	5.87%	5.75%	5.59%	6.41%
30+ day delinquency rate	4.40	4.59	4.67	4.47	4.17
Overhead ratio	36	36	39	35	35

Chase Auto Finance
Operating revenue	$223	$199	$187	$165	$165
Operating expense	72	67	65	61	61
Operating earnings	68	39	36	24	79
Loan and lease receivables (in billions)	41.7	41.1	37.4	33.8	29.3
Average loan and lease receivables (in billions)	41.7	39.6	35.8	31.5	29.6
Auto origination volume (in billions)	7.9	7.4	6.8	7.6	5.2
Auto market share	6.8%	6.7%	5.7%	5.8%	5.1%
Net charge-off ratio	0.37	0.48	0.53	0.59	0.38
Overhead ratio	32	34	35	37	37

Chase Regional Banking
Operating revenue	$658	$632	$694	$699	$713
Operating expense	572	564	565	550	553
Operating earnings	42	36	79	76	90
Total average deposits (in billions)	74.5	72.6	70.1	70.1	69.9
Total average assets under management(b) (in billions)	108.1	105.3	102.6	102.6	104.3
Number of branches	527	527	528	533	533
Number of ATMs	1,735	1,870	1,876	1,884	1,878
Overhead ratio	87%	89%	82%	79%	78%

Chase Middle Market
Operating revenue	$355	$364	$358	$377	$362
Operating expense	218	210	225	201	210
Operating earnings	82	91	57	94	90
Total average loans (in billions)	14.3	14.3	14.1	13.7	13.5
Total average deposits (in billions)	26.9	28.0	25.8	24.0	24.0
Nonperforming average loans as a % of total average loans	1.24%	1.42%	1.59%	1.95%	1.89%
Overhead ratio	61	58	63	53	58

(a)	Sum of total customer purchases, cash advances and balance transfers.
(b)	Represents client assets consisting of total deposits and total investment assets (including brokerage and personal asset management accounts).

Part I
Item 2 (continued)

GLOSSARY OF TERMS

APB: Accounting Principles Board opinion.

APB 25: “Accounting for Stock Issued to Employees.”

Assets Under Management: Represent assets actively managed by Investment Management & Private Banking on behalf of institutional, retail and private banking clients. Excludes assets managed at American Century Companies, Inc., in which the Firm has a 44% ownership interest.

Assets Under Supervision: Represent assets under management as well as custody, brokerage, administration and deposit accounts.

Average Allocated Capital: Represents the portion of average common stockholders’ equity allocated to the business segments. The total average allocated capital of all business segments equals the total average common stockholders’ equity of the Firm.

Average Goodwill Capital: The Firm allocates capital to businesses equal to 100% of the carrying value of goodwill. Average goodwill capital is equal to the average carrying value of goodwill.

Average Managed Assets: Excludes the impact of credit card securitizations.

bp: Denotes basis points; 100 bp equals 1%.

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

FIN 46: FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.”

Investment-Grade: An indication of credit quality based on JPMorgan Chase’s internal risk assessment system. “Investment-grade” generally represents a risk profile similar to a rating of a BBB-/Baa3 or better, as defined by independent rating agencies.

Managed Credit Card Receivables or Managed Basis: Refers to credit card receivables on the Firm’s Balance sheet plus credit card receivables that have been securitized.

NA: Not applicable.

Net Yield on Interest-earning Assets: The average rate for interest-earning assets less the average rate paid for all sources of funds.

NM: Not meaningful.

Operating Basis or Operating Earnings: Reported results excluding the impact of merger and restructuring costs, special items and credit card securitizations.

Overhead Ratio: Operating expense (excluding merger and restructuring costs and special items) as a percentage of operating revenue.

Reported Basis: Financial statements prepared under accounting principles generally accepted in the United States of America (“U.S. GAAP”). The reported basis includes the impact of credit card securitizations, merger and restructuring costs and special items.

Return on Tangible Allocated Capital: Excludes the impact of goodwill on operating earnings and average allocated capital.

Segment Results: All periods are on a comparable basis, although restatements may occur in future periods to reflect further alignment of management accounting policies or changes in organizational structures between businesses.

SFAS: Statement of Financial Accounting Standards.

SFAS 5: “Accounting for Contingencies.”

SFAS 107: “Disclosures about Fair Value of Financial Instruments.”

SFAS 123: “Accounting for Stock-Based Compensation.”

Part I
Item 2 (continued)

SFAS 133: “Accounting for Derivative Instruments and Hedging Activities.”

SFAS 140: “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125.”

SFAS 149: “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.”

SFAS 150: “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

Shareholder Value Added (“SVA”): Represents operating earnings minus preferred dividends and an explicit charge for capital.

Special Items: All amounts are on a pre-tax basis. There were no special items in the second quarter and first six months of 2003. The second quarter and first six months of 2002 included $229 million and $484 million, respectively, in merger and restructuring costs.

Stress Testing: A scenario that measures market risk under unlikely but plausible events in abnormal markets.

Tangible Shareholder Value Added: Excludes the impact of goodwill on operating earnings and capital charges.

Trading-Related Revenue: Includes net interest income (“NII”) attributable to trading activities.

Unaudited: The financial statements and information included throughout this document are unaudited.

U.S. GAAP: Accounting principles generally accepted in the United States of America.

Value-at-Risk (“VAR”): A measure of the dollar amount of potential loss from adverse market moves in an ordinary market environment.

Part I
Item 2 (continued)

IMPORTANT FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. These uncertainties include: the risk of adverse movements or volatility in the debt and equity securities markets or in interest or foreign exchange rates or indices; the risk of adverse impact from an economic downturn; the risk of a downturn in domestic or foreign securities and in trading conditions or markets; the risks involved in deal completion, including an adverse development affecting a customer or the inability by a customer to receive regulatory approval; the risks associated with increased competition; the risks associated with unfavorable political and diplomatic developments; the risks associated with adverse changes in domestic or foreign governmental or regulatory policies, including adverse interpretations of regulatory guidelines; the risk that material litigation or investigations will be determined adversely to the Firm; the risk that a downgrade in the Firm’s credit ratings will adversely affect the Firm’s businesses or investor sentiment; the risk that management’s assumptions and estimates used in applying the Firm’s critical accounting policies prove unreliable, inaccurate or not predictive of actual results; the risk that the Firm’s business continuity plans or data security systems prove inadequate; the risk that external vendors are unable to fulfill their contractual obligations to the Firm; the risk that acquired businesses may not be integrated effectively, resulting in the disruption of ongoing business, the loss of key employees or the disruption of relationships with employees, clients or suppliers; the risk that the design of the Firm’s disclosure controls and procedures or internal controls prove inadequate, or are circumvented, thereby causing losses or errors in information or a delay in the detection of fraud; the risk that the credit, market, liquidity, private equity, operational and business risks associated with the various businesses of JPMorgan Chase are not successfully managed; or other factors affecting operational plans. Additional factors that could cause results to differ materially from those described in the forward-looking statements can be found in the JPMorgan Chase Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission and available at the Securities and Exchange Commission’s internet site (http://www.sec.gov).

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

Item 3 Quantitative and Qualitative Disclosures about Market Risk

For a discussion of the quantitative and qualitative disclosures about market risk, see the Market Risk Management section of the MD&A on pages 65-67 of this Form 10-Q.

Item 4 Controls and Procedures

Based on an evaluation carried out, as of the end of the period covered by this report, under the supervision and with the participation of the Firm’s management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Firm’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective. As of the end of the period covered by this report, there have been no significant changes in the Firm’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Firm’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1 Legal Proceedings

Enron litigation. JPMorgan Chase is involved in a number of lawsuits and investigations arising out of its banking relationships with Enron Corp. and its subsidiaries (“Enron”). Pending in London is a lawsuit by the Firm against Westdeutsche Landesbank Girozentrale seeking to compel payment of $165 million under an Enron-related letter of credit issued by the bank.

Actions involving Enron have also been initiated by other parties against JPMorgan Chase, and its directors and certain of its officers. These lawsuits include a series of purported class actions brought on behalf of shareholders of Enron, including the lead action captioned Newby v. Enron Corp., and a series of purported class actions brought on behalf of Enron employees who participated in various employee stock ownership plans, including the lead action captioned Tittle v. Enron Corp., both of which are pending in U.S. District Court in Houston. The consolidated complaint filed in Newby named as defendants, among others, JPMorgan Chase, several other investment banking firms, two law firms, Enron’s former accountants and affiliated entities and individuals and other individual

Part II
Item 1 (continued)

defendants, including present and former officers and directors of Enron, and it purports to allege claims against JPMorgan Chase and the other defendants under federal and state securities laws. The Tittle complaint named as defendants, among others, JPMorgan Chase, several other investment banking firms, a law firm, Enron’s former accountants and affiliated entities and individuals and other individual defendants, including present and former officers and directors of Enron and purports to allege claims against JPMorgan Chase and certain other defendants under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and state common law. On December 20, 2002, the Court denied the motions of JPMorgan Chase and other defendants to dismiss the Newby action. Additional actions against JPMorgan Chase or its affiliates relating to Enron have been filed. These actions include a purported consolidated class action lawsuit by JPMorgan Chase stockholders alleging that JPMorgan Chase issued false and misleading press releases and other public documents relating to Enron in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder; shareholder derivative actions alleging breaches of fiduciary duties and alleged failures to exercise due care and diligence by the Firm’s directors and named officers in the management of JPMorgan Chase; and various actions in disparate courts by Enron investors and creditors alleging state law and common law claims against JPMorgan Chase and many other defendants. By joint order of the district court handling Newby, Tittle and a number of other Enron-related cases and the bankruptcy court handling Enron’s bankruptcy case, a mediation among various investor and creditor plaintiffs, the Enron bankruptcy estate and a number of financial institution defendants, including JPMorgan Chase, has been initiated before The Honorable William C. Conner, Senior United States District Judge for the Southern District of New York, and mediation sessions have been scheduled for dates in September and October 2003.

In addition, a number of federal, state and local regulatory and law enforcement authorities and Congressional committees, and an examiner appointed in the Enron bankruptcy case, have initiated investigations of Enron and of certain of the Firm’s financial transactions with Enron. In that regard, the Firm has delivered, voluntarily and pursuant to subpoena, information to various Congressional committees, the Securities and Exchange Commission (“SEC”), the Federal Reserve Bank of New York (“FRB”), the New York State Banking Department (“NYSBD”), the New York County District Attorney’s Office (“NYDA”), the U.S. Department of Justice and the Enron bankruptcy examiner.

On July 28, 2003, the Firm announced that it had reached agreements with the SEC, FRB, NYSBD and NYDA resolving matters relating to JPMorgan Chase’s involvement with certain transactions involving Enron. In connection with the SEC settlement, the SEC alleged that JPMorgan Chase aided and abetted a securities fraud by Enron. JPMorgan Chase has neither admitted nor denied the SEC’s allegations but has consented to relief sought by the SEC, including an order enjoining the Firm from future violations of the antifraud provisions of the securities laws and requiring the Firm to pay a total of $135 million, consisting of $65 million of disgorgement of revenues, $5 million of interest and $65 million of penalties. The agreement with the NYDA provides that neither JPMorgan Chase nor any of its officers or employees will be prosecuted by the NYDA and that the Firm will pay a total of $27.5 million, consisting of $25 million in penalties and $2.5 million in reimbursement of expenses of the NYDA. JPMorgan Chase has also committed to take certain measures to improve its handling of structured finance transactions. The agreement with the FRB and NYSBD, a formal agreement, requires JPMorgan Chase to adopt programs acceptable to the FRB and the NYSBD for enhancing the Firm’s management of credit risk and legal and reputational risk, particularly in relation to its participation in structured finance transactions. Also on July 28, 2003, an examiner appointed in the Enron bankruptcy case filed with the bankruptcy court the third in a series of reports. In this report, the Enron examiner opined that the Enron bankruptcy estate has colorable claims against (among others) JPMorgan Chase for aiding and abetting breaches of fiduciary duties by certain of Enron’s officers with respect to certain transactions involving Enron, for equitable subordination and for avoidance of approximately $275 million in allegedly preferential payments made to the Firm. The report acknowledges that any such claims may be subject to certain defenses which could be asserted by JPMorgan Chase.

WorldCom litigation. J.P. Morgan Securities Inc. (“JPMSI”) and JPMorgan Chase have been named as defendants in more than 50 actions that were filed in either United States District Courts or state courts in 20 states and in one arbitral panel beginning in July 2002 arising out of alleged accounting irregularities in the books and records of WorldCom Inc. Plaintiffs in these actions are individual and institutional investors, including state pension funds, who purchased debt securities issued by WorldCom pursuant to public offerings in 1997, 1998, 2000 and 2001. JPMSI acted as an underwriter of the 1998, 2000 and 2001 offerings and was an initial purchaser in the December 2000 private bond offering. In addition to JPMSI, JPMorgan Chase and, in one action, J.P. Morgan Securities Ltd. (“JPMSL”) in its capacity as one of the underwriters of the international tranche of the 2001 offering, the defendants in various of the actions include other underwriters, certain executives of WorldCom and WorldCom’s auditors. In the actions, plaintiffs allege that defendants either knew or were reckless or negligent in not knowing that the securities were sold to plaintiffs on the basis of misrepresentations and omissions of material facts concerning the financial condition of WorldCom. The complaints against JPMorgan Chase, JPMSI and JPMSL assert claims under federal and state securities laws, other state statutes and under common law theories of fraud and negligent misrepresentation.

Commercial Financial Services litigation. JPMSI (formerly known as Chase Securities, Inc.) has been named as a defendant in 13 actions that were filed in or transferred to the United States District and Bankruptcy Courts for the Northern District of Oklahoma or filed in Oklahoma state court beginning in October 1999, arising out of the failure of Commercial Financial Services, Inc. (“CFSI”). Plaintiffs in these actions are institutional investors who purchased more than $2.0 billion in original face amount of asset-backed securities issued by CFSI. The securities were backed by delinquent credit card receivables. In addition to JPMSI, the defendants in

Part II
Item 1 (continued)

various of the actions are the founders and key executives of CFSI, as well as its auditors and outside counsel. JPMSI is alleged to have been the investment banker to CFSI and to have acted as an initial purchaser and as placement agent in connection with the issuance of certain of the securities. Plaintiffs allege that defendants either knew or were reckless in not knowing that the securities were sold to plaintiffs on the basis of misleading misrepresentations and omissions of material facts. The complaints against JPMSI assert claims under the Securities Exchange Act of 1934, under the Oklahoma Securities Act and under common law theories of fraud and negligent misrepresentation. In the actions against JPMSI, damages in the amount of approximately $1.6 billion, allegedly suffered as a result of defendants’ misrepresentations and omissions, plus punitive damages, are being claimed. CFSI has commenced an action against JPMSI in Oklahoma state court and has asserted claims against JPMSI for professional negligence and breach of fiduciary duty. CFSI alleges that JPMSI failed to detect and prevent its insolvency. CFSI seeks unspecified damages. CFSI has also commenced, in its bankruptcy case, an adversary proceeding against JPMSI and its credit card affiliate, Chase Manhattan Bank USA, N.A., alleging that certain payments, aggregating $78.4 million, made in connection with CFSI’s purchase of charged-off credit card receivables were constructive fraudulent conveyances, and seeks to recover such payments.

IPO allocation litigation. Beginning in May 2001, JPMorgan Chase and certain of its securities subsidiaries have been named, along with numerous other firms in the securities industry, as defendants in a large number of putative class action lawsuits filed in the United States District Court for the Southern District of New York. These suits purport to challenge alleged improprieties in the allocation of stock in various public offerings, including some offerings for which a JPMorgan Chase entity served as an underwriter. The suits allege violations of securities and antitrust laws arising from alleged material misstatements and omissions in registration statements and prospectuses for the initial public offerings and alleged market manipulation with respect to aftermarket transactions in the offered securities. The securities claims allege, among other things, misrepresentations and proposed market manipulation of the aftermarket trading for these offerings by tying allocations of shares in IPOs to undisclosed excessive commissions paid to JPMorgan Chase and to required aftermarket purchase transactions by customers who received allocations of shares in the respective initial public offerings, as well as allegations of misleading analyst reports. The antitrust claims allege an illegal conspiracy to require customers, in exchange for initial public offering allocations, to pay undisclosed and excessive commissions and to make aftermarket purchases of the initial public offering securities at a price higher than the offering price as a precondition to receiving allocations. On February 13, 2003, the Court denied the motions of JPMorgan Chase and others to dismiss the securities complaints. JPMorgan Chase also has received various subpoenas and informal requests from governmental and other agencies seeking information relating to initial public offering allocation practices. On February 20, 2003, the National Association of Securities Dealers (“NASD”) censured JPMSI and fined it $6 million for activities it found to constitute unlawful profit sharing by Hambrecht & Quist Group in the period immediately prior to and following its acquisition in 2000. In agreeing to the resolution of the charges, JPMSI neither admitted nor denied the NASD’s contentions. JPMSI has been advised by the SEC that it is also considering bringing a disciplinary action against JPMSI. JPMSI has submitted to the staff of the SEC a letter outlining the basis for JPMSI’s position that no such action is warranted and is currently in discussions with the SEC.

Research analysts’ conflicts. On December 20, 2002, the Firm reached an agreement in principle with the SEC, the NASD, the New York Stock Exchange (“NYSE”), the New York State Attorney General’s Office and the North American Securities Administrators Association, on behalf of state securities regulators, to resolve their investigations of JPMorgan Chase relating to research analyst independence. Pursuant to the agreement in principle, JPMorgan Chase will agree, among other things: (i) to pay $50 million for retrospective relief, (ii) to adopt internal structural and operational reforms that will further augment the steps it has already taken to ensure the integrity of JPMorgan Chase analyst research, (iii) to contribute $25 million spread over five years to provide independent third-party research to clients and (iv) to contribute $5 million towards investor education. Mutually satisfactory settlement documents have been negotiated and approved by the SEC, the NYSE, the NASD and the Texas State Securities Board. In due course, it is anticipated that mutually satisfactory settlement documents will be negotiated in the remaining states. They must be approved by state regulatory authorities.

JPMSI has been named as a co-defendant with nine other broker-dealers in two actions involving allegations similar to those at issue in the regulatory investigations: a putative class action filed in federal court in Colorado seeking an unspecified amount of money damages for alleged violations of federal securities laws, and an action filed in West Virginia state court by West Virginia’s Attorney General seeking recovery from the defendants in the aggregate of $5,000 for each of what are alleged to be hundreds of thousands of violations of the state’s consumer protection statute. On August 8, 2003, the plaintiffs in the Colorado action dismissed the complaint without prejudice.

JPMSI was served by the SEC on or about May 30, 2003, with a subpoena seeking information regarding certain present and former officers and employees in connection with a follow-up to the regulatory investigations, this time focusing on whether particular individuals properly performed supervisory functions regarding domestic equity research. At or about the same time, document requests identical to the SEC subpoena were served on JPMSI by the NASD and the NYSE, which are conducting the follow-up investigation jointly with the SEC. The Firm is cooperating with the investigation.

Part II
Item 1 (continued)

Litigation reserve and other. During the fourth quarter of 2002, the Firm established a reserve of $900 million related to costs anticipated to be incurred in connection with the various private litigation and regulatory inquiries involving Enron and the other material legal actions, proceedings and investigations discussed above. In the second quarter of 2003, the Firm added $100 million to the reserve related to Enron. Of the $1 billion, $700 million was allocated to the various cases, proceedings and investigations associated with Enron. The balance of $300 million was allocated to the various litigations, proceedings and investigations involving the Firm’s debt and equity underwriting activities and equity research practices. The reserve may be revised in the future. At July 31, 2003, the Enron-related litigation reserve was $524 million, and the litigation reserve related to the other matters discussed above was $292 million.

In addition to the various cases, proceedings and investigations for which the reserve has been established, JPMorgan Chase and its subsidiaries are named as defendants in a number of other legal actions and governmental proceedings arising in connection with their respective businesses. Additional actions, investigations or proceedings may be brought from time to time in the future. In view of the inherent difficulty of predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages or where the cases present novel legal theories or involve a large number of parties, the Firm cannot state with confidence what the eventual outcome of the pending matters (including the pending matters as to which the reserve has been established) will be, what the timing of the ultimate resolution of these matters will be or what the eventual loss, fines or penalties related to each pending matter may be. Subject to the foregoing caveat, JPMorgan Chase anticipates, based upon its current knowledge, after consultation with counsel and after taking into account the aforementioned litigation reserve, that the outcome of the legal actions, proceedings and investigations currently pending against it should not have a material adverse effect on the consolidated financial condition of the Firm, although the outcome of a particular proceeding or the imposition of a particular fine or penalty may be material to JPMorgan Chase’s operating results for a particular period, depending upon, among other factors, the size of the loss or liability and the level of JPMorgan Chase’s income for that period.

Item 2 Changes in Securities and Use of Proceeds

During the second quarter of 2003, no shares of common stock of J.P. Morgan Chase & Co. were issued in transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof.

Item 4 Submission of Matters to a Vote of Security Holders

The following is a summary of matters submitted to vote at the Annual Meeting of Stockholders of JPMorgan Chase. The Annual Meeting of Stockholders was held on May 20, 2003. A total of 1,673,718,708 shares, or 82.5% of the 2,029,846,623 shares entitled to vote at the Annual Meeting, were represented at the meeting.

(A) Election of Directors

              The following thirteen (13) directors were elected to hold office until the 2004 Annual Meeting or until their successors are elected and have qualified.

	Votes Received	Votes Withheld
Hans W. Becherer	1,581,763,266	91,955,442
Riley P. Bechtel	1,589,556,751	84,161,957
Frank A. Bennack, Jr.	1,580,876,841	92,841,867
John H. Biggs	1,582,169,076	91,549,632
Lawrence A. Bossidy	1,225,093,557	448,625,151
M. Anthony Burns	1,582,284,621	91,434,087
H. Laurance Fuller	1,586,367,000	87,351,708
Ellen V. Futter	1,198,274,795	475,443,913
William H. Gray, III	1,586,261,442	87,457,266
William B. Harrison, Jr.	1,578,414,043	95,304,665
Helene L. Kaplan	1,587,319,172	86,399,536
Lee R. Raymond	1,589,516,469	84,202,239
John R. Stafford	1,588,956,921	84,761,787

(B)            (1) Ratifying Independent Accountants

                  A proposal to ratify PricewaterhouseCoopers LLP as independent accountants was approved by 96.74% of the votes cast. The proposal received a “for” vote of 1,602,694,272 and an “against” vote of 54,009,324. The number of votes abstaining was 17,015,112. There were no broker non-votes.

Part II
Item 4 (continued)

      (2) Stockholder Proposal Re: Executive Compensation Disclosure

      A proposal by Evelyn Y. Davis requiring that management disclose in future proxy statements the names and titles of certain executive officers receiving annual compensation in excess of $250,000 was rejected by 91.58% of the votes cast. The vote “for” was 111,292,064 and the vote “against” was 1,211,011,724. The number of votes abstaining was 26,028,753 and there were 325,386,167 broker non-votes.

      (3) Stockholder Proposal Re: Director Nomination Procedures

      A proposal by Richard A. Dee requesting that the Board of Directors adopt a resolution requiring the Governance Committee to nominate two candidates for each directorship to be filled upon voting at the annual meetings was rejected by 94.19% of the votes cast. The vote “for” was 76,661,843 and the vote “against” was 1,243,886,902. The number of votes abstaining was 27,800,312 and there were 325,369,651 broker non-votes.

      (4) Stockholder Proposal Re: Poison Pills

      A proposal by Chris Rossi requesting that the Board of Directors redeem any poison pills previously issued and not adopt or extend any poison pill was approved by 69.14% of the votes cast. The vote “for” was 913,586,559 and the vote “against” was 407,728,000. The number of votes abstaining was 27,021,285 and there were 325,382,864 broker non-votes.

      (5) Stockholder Proposal Re: Charitable Contributions

      A proposal by Raymond B. Ruddy requesting that the company refrain from making charitable contributions was rejected by 96.53% of the votes cast. The vote “for” was 42,641,194 and the vote “against” was 1,185,250,920. The number of votes abstaining was 120,458,453 and there were 325,368,141 broker non-votes.

      (6) Stockholder Proposal Re: Director Compensation

      A proposal by Daniel F. Case requesting that the Board of Directors limit the compensation of non-employee directors was rejected by 92.34% of the votes cast. The vote “for” was 101,165,824 and the vote “against” was 1,219,660,161. The number of votes abstaining was 27,506,711 and there were 325,386,012 broker non-votes.

      (7) Stockholder Proposal Re: Pay Disparity

      A proposal by the Academy of Our Lady of Lourdes and other church groups requesting that the Board’s Compensation Committee prepare a report comparing the total compensation of the company’s top executives and its lowest paid workers was rejected by 91.26% of the votes cast. The vote “for” was 114,573,497 and the vote “against” was 1,195,904,311. The number of votes abstaining was 37,857,260 and there were 325,383,640 broker non-votes.

Item 6 Exhibits and Reports on Form 8-K

(A)	Exhibits:
31.1	— Certification
31.2	— Certification
32	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(B)	Reports on Form 8-K:

JPMorgan Chase filed two reports on Form 8-K during the quarter ended June 30, 2003, as follows:

Form 8-K filed April 16, 2003: Press release regarding first quarter 2003 results.

Form 8-K furnished April 18, 2003: Press release financial supplement and analyst presentation slides regarding first quarter 2003 results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.P. MORGAN CHASE & CO.

(Registrant)

Date: August 12, 2003
	By	/s/ Joseph L. Sclafani

Joseph L. Sclafani

Executive Vice President and Controller [Principal Accounting Officer]

INDEX TO EXHIBITS

SEQUENTIALLY NUMBERED

EXHIBIT NO.	EXHIBITS	PAGE AT WHICH LOCATED

31.1	Certification	87

31.2	Certification	88

The following exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. In addition, Exhibit No. 32 shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	89