Form 10-Q
period 2003-09-30
J P MORGAN CHASE & CO
filed 2003-11-12
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2003	Commission file number 1-5805

J.P. MORGAN CHASE & CO.
(Exact name of registrant as specified in its charter)

Delaware	13-2624428
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

270 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

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
Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).	Yes [X] No [ ]

Number of shares outstanding of each of the issuer’s classes of common stock on October 31, 2003.

Common Stock, $1 Par Value	2,040,270,920

FORM 10-Q

		Page
Part I – Financial Information

Item 1	Consolidated Financial Statements – J.P. Morgan Chase & Co.:

	Consolidated statements of income (unaudited) for the three and nine months ended September 30, 2003 and September 30, 2002	3

	Consolidated balance sheets (unaudited) at September 30, 2003 and December 31, 2002	4

	Consolidated statements of changes in stockholders’ equity (unaudited) for the nine months ended September 30, 2003 and September 30, 2002	5

	Consolidated statements of cash flows (unaudited) for the nine months ended September 30, 2003 and September 30, 2002	6

	Notes to consolidated financial statements (unaudited)	7-23

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-66

	Glossary of Terms	67-68

	Important Factors That May Affect Future Results	69

Item 3	Quantitative and Qualitative Disclosures about Market Risk	69

Item 4	Controls and Procedures	69

Part II – Other Information

Item 1	Legal Proceedings	69-72

Item 2	Changes in Securities and Use of Proceeds	72

Item 6	Exhibits and Reports on Form 8-K	72

The Management’s Discussion and Analysis included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of J.P. Morgan Chase & Co.’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause J.P. Morgan Chase & Co.’s results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties are described herein and in J.P. Morgan Chase & Co.’s Quarterly Report on Form 10-Q for the quarters ended June 30, 2003, and March 31, 2003, and the Annual Report on Form 10-K for the year ended December 31, 2002, each filed with the Securities and Exchange Commission and available at the Securities and Exchange Commission’s internet site (www.sec.gov), to which reference is hereby made.

Part I
Item 1

J.P. MORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Noninterest revenue
Investment banking fees	$649	$545	$2,044	$2,085
Trading revenue	829	26	3,673	2,089
Fees and commissions	2,742	2,665	7,781	7,792
Private equity gains (losses)	120	(315)	(130)	(678)
Securities gains	164	578	1,417	816
Mortgage fees and related income	(17)	512	692	1,080
Other revenue	213	200	385	390

Total noninterest revenue	4,700	4,211	15,862	13,574

Interest income	5,696	6,316	17,830	19,100
Interest expense	2,648	3,580	8,504	10,555

Net interest income	3,048	2,736	9,326	8,545

Revenue before provision for credit losses	7,748	6,947	25,188	22,119
Provision for credit losses	223	1,836	1,401	3,410

Total net revenue	7,525	5,111	23,787	18,709

Noninterest expense
Compensation expense	2,713	2,367	9,118	7,951
Occupancy expense	391	478	1,430	1,181
Technology and communications expense	719	625	2,088	1,919
Other expense	1,272	1,248	3,732	3,735
Surety settlement and litigation reserve	—	—	100	—
Merger and restructuring costs	—	333	—	817

Total noninterest expense	5,095	5,051	16,468	15,603

Income before income tax expense	2,430	60	7,319	3,106
Income tax expense	802	20	2,464	1,056

Net income	$1,628	$40	$4,855	$2,050

Net income applicable to common stock	$1,615	$27	$4,817	$2,011

Average common shares outstanding
Basic	2,012	1,986	2,006	1,982
Diluted	2,068	2,006	2,047	2,009
Net income per common share
Basic	$0.80	$0.01	$2.40	$1.01
Diluted	0.78	0.01	2.35	1.00
Cash dividends per common share	0.34	0.34	1.02	1.02

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

Part I
Item 1 (continued)

J.P. MORGAN CHASE & CO.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share data)

	September 30,	December 31,
	2003	2002

Assets
Cash and due from banks	$18,585	$19,218
Deposits with banks	10,601	8,942
Federal funds sold and securities purchased under resale agreements	88,752	65,809
Securities borrowed	37,096	34,143
Trading assets (including assets pledged of $67,717 at September 30, 2003, and $88,900 at December 31, 2002)	230,518	248,301
Securities:
Available-for-sale (including assets pledged of $36,192 at September 30, 2003, and $50,468 at December 31, 2002)	64,941	84,032
Held-to-maturity (fair value: $224 at September 30, 2003, and $455 at December 31, 2002)	211	431
Loans (net of allowance for loan losses of $4,753 at September 30, 2003, and $5,350 at December 31, 2002)	231,448	211,014
Private equity investments	7,797	8,228
Accrued interest and accounts receivable	13,995	14,137
Premises and equipment	6,558	6,829
Goodwill	8,134	8,096
Other intangible assets	5,396	4,806
Other assets	68,668	44,814

Total assets	$792,700	$758,800

Liabilities
Deposits:
U.S.:
Noninterest-bearing	$75,463	$74,664
Interest-bearing	120,236	109,743
Non-U.S.:
Noninterest-bearing	6,402	7,365
Interest-bearing	111,525	112,981

Total deposits	313,626	304,753
Federal funds purchased and securities sold under repurchase agreements	131,959	169,483
Commercial paper	14,790	16,591
Other borrowed funds	8,174	8,946
Trading liabilities	155,801	133,091
Accounts payable, accrued expenses and other liabilities (including the allowance for lending-related commitments of $329 at September 30, 2003, and $363 at December 31, 2002)	54,333	38,440
Beneficial interests of consolidated variable interest entities	18,399	—
Long-term debt	43,945	39,751
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	6,716	—
Guaranteed preferred beneficial interests in capital debt securities issued by consolidated trusts	—	5,439

Total liabilities	747,743	716,494

Commitments and contingencies (see Note 18 of this Form 10-Q)
Stockholders’ equity
Preferred stock	1,009	1,009
Common stock (authorized 4,500,000,000 shares, issued 2,040,863,007 shares at September 30, 2003, and 2,023,566,387 shares at December 31, 2002)	2,041	2,024
Capital surplus	13,238	13,222
Retained earnings	28,540	25,851
Accumulated other comprehensive income	187	1,227
Treasury stock, at cost (1,693,145 shares at September 30, 2003, and 24,859,844 shares at December 31, 2002)	(58)	(1,027)

Total stockholders’ equity	44,957	42,306

Total liabilities and stockholders’ equity	$792,700	$758,800

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

Part I
Item 1 (continued)

J.P. MORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(in millions, except per share data)

	Nine Months Ended September 30,
	2003	2002

Preferred stock
Balance at beginning of year and end of period	$1,009	$1,009

Common stock
Balance at beginning of year	2,024	1,997
Issuance of common stock	17	26

Balance at end of period	2,041	2,023

Capital surplus
Balance at beginning of year	13,222	12,495
Shares issued and commitments to issue common stock for employee stock-based awards and related tax effects	16	618

Balance at end of period	13,238	13,113

Retained earnings
Balance at beginning of year	25,851	26,993
Net income	4,855	2,050
Cash dividends declared:
Preferred stock	(38)	(39)
Common stock ($1.02 per share each period)	(2,128)	(2,064)

Balance at end of period	28,540	26,940

Accumulated comprehensive income (loss)
Balance at beginning of year	1,227	(442)
Other comprehensive income (loss)	(1,040)	1,907

Balance at end of period	187	1,465

Treasury stock, at cost
Balance at beginning of year	(1,027)	(953)
Reissuances from treasury stock	1,082	—
Forfeitures to treasury stock	(113)	(160)

Balance at end of period	(58)	(1,113)

Total stockholders’ equity	$44,957	$43,437

Comprehensive income
Net income	$4,855	$2,050
Other comprehensive income (loss)	(1,040)	1,907

Total comprehensive income	$3,815	$3,957

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

Part I
Item 1 (continued)

J.P. MORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2003	2002

Operating activities
Net income	$4,855	$2,050
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	1,401	3,410
Surety settlement and litigation reserve	100	—
Depreciation and amortization	2,340	1,988
Private equity unrealized losses and write-offs	88	618
Net change in:
Trading assets	19,519	(49,026)
Securities borrowed	(2,953)	1,297
Accrued interest and accounts receivable	150	264
Other assets	(25,019)	7,997
Trading liabilities	22,450	34,346
Accounts payable, accrued expenses and other liabilities	16,283	(10,954)
Other, net	(1,032)	(250)

Net cash provided by (used in) operating activities	38,182	(8,260)

Investing activities
Net change in:
Deposits with banks	(1,659)	(704)
Federal funds sold and securities purchased under resale agreements	(22,943)	(21)
Loans due to sales and securitizations	124,665	62,342
Other loans, net	(136,464)	(57,410)
Other, net	1,904	(2,369)

Held-to-maturity securities:	Proceeds	186	71
	Purchases	—	(39)
Available-for-sale securities:	Proceeds from maturities	8,370	3,154
	Proceeds from sales	270,332	154,534
	Purchases	(259,199)	(173,513)

Cash used in acquisitions	(23)	(72)
Proceeds from divestitures of nonstrategic businesses and assets	49	102

Net cash used in investing activities	(14,782)	(13,925)

Financing activities
Net change in:
U.S. deposits	11,292	6,478
Non-U.S. deposits	(2,307)	(7,957)
Federal funds purchased and securities sold under repurchase agreements	(37,524)	26,300
Commercial paper and other borrowed funds	310	(4,691)
Other, net	64	—
Proceeds from the issuance of long-term debt and capital securities	11,042	10,558
Repayments of long-term debt	(6,042)	(11,150)
Net issuance of stock and stock-based awards	1,002	484
Redemption of preferred stock of subsidiary	—	(550)
Cash dividends paid	(2,136)	(2,086)

Net cash (used in) provided by financing activities	(24,299)	17,386

Effect of exchange rate changes on cash and due from banks	266	358
Net decrease in cash and due from banks	(633)	(4,441)
Cash and due from banks at December 31, 2002 and 2001	19,218	22,600

Cash and due from banks at September 30, 2003 and 2002	$18,585	$18,159
Cash interest paid	$8,523	$10,301
Taxes paid	$983	$1,025

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

Part I
Item 1 (continued)

See Glossary of Terms on pages 67–68 of this Form 10-Q for definition of terms used throughout the Notes to Consolidated Financial Statements.

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

NOTE 2 – TRADING ASSETS AND LIABILITIES

For a discussion of the accounting policies relating to trading assets and liabilities, see Note 3 on pages 76–77 of JPMorgan Chase’s 2002 Annual Report. The following table presents Trading assets and Trading liabilities for the dates indicated:

	September 30,	December 31,
(in millions)	2003	2002
Trading assets
Debt and equity instruments(a):
U.S. government, federal agencies and municipal securities	$46,610	$68,906
Certificates of deposit, bankers’ acceptances and commercial paper	5,331	4,545
Debt securities issued by non-U.S. governments	28,027	29,709
Corporate securities and other	66,763	62,039

Total debt and equity instruments	146,731	165,199

Derivative receivables:
Interest rate	62,033	55,260
Foreign exchange	8,087	7,487
Credit derivatives	2,644	5,511
Equity	9,420	12,846
Commodity	1,603	1,998

Total derivative receivables	83,787	83,102

Total trading assets	$230,518	$248,301

Trading liabilities
Debt and equity instruments(b)	$87,516	$66,864

Derivative payables:
Interest rate	47,326	43,584
Foreign exchange	8,818	8,036
Credit derivatives	2,902	3,055
Equity	8,423	10,644
Commodity	816	908

Total derivative payables	68,285	66,227

Total trading liabilities	$155,801	$133,091

(a)	Includes assets pledged of $67.7 billion at September 30, 2003, and $88.9 billion at December 31, 2002.
(b)	Primarily represents securities sold, not yet purchased.

Part I
Item 1 (continued)

NOTE 3 – MORTGAGE FEES AND RELATED INCOME

The following table presents details of Mortgage fees and related income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2003	2002	2003	2002
Mortgage servicing fees, net of amortization, write-downs and derivatives hedging(a)	$209	$323	$205	$628
Residential mortgage origination/sales activities(b)	(86)	213	731	459
Other derivative and economic hedges(c)	(161)	(47)	(296)	(80)
Other mortgage banking revenue(d)	21	23	52	73

Total	$(17)	$512	$692	$1,080

(a)	Previously recorded in Fees and commissions.
(b)	Previously recorded in Other revenue.
(c)	Includes mortgage servicing rights economic hedges and the mortgage pipeline, net of economic hedges, previously recorded in Trading revenue.
(d)	Previously recorded in Fees and commissions and Other revenue.

NOTE 4 – INTEREST INCOME AND INTEREST EXPENSE

The following table details the components of Interest income and Interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2003	2002	2003	2002
Interest income
Loans	$2,885	$2,960	$8,521	$9,240
Securities	880	894	2,826	2,487
Trading assets	1,491	1,665	4,935	5,027
Federal funds sold and securities purchased under resale agreements	344	530	1,171	1,556
Securities borrowed	72	180	248	536
Deposits with banks	24	87	129	254

Total interest income	5,696	6,316	17,830	19,100

Interest expense
Deposits	789	1,422	2,807	4,077
Short-term and other liabilities	1,444	1,789	4,530	5,425
Long-term debt	369	369	1,121	1,053
Beneficial interests of consolidated variable interest entities	46	—	46	—

Total interest expense	2,648	3,580	8,504	10,555

Net interest income	3,048	2,736	9,326	8,545
Provision for credit losses	223	1,836	1,401	3,410

Net interest income after provision for credit losses	$2,825	$900	$7,925	$5,135

NOTE 5 – EMPLOYEE STOCK-BASED INCENTIVES

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

Pre-tax employee stock-based compensation expense recognized in reported earnings totaled $222 million and $700 million for the three and nine months ended September 30, 2003, respectively, and $101 million and $422 million for the three and nine months ended September 30, 2002, respectively. Compensation expense for the three and nine months ended September 30, 2003, reflected $65 million and $194 million, respectively, related to the adoption of SFAS 123 and reduced costs resulting from the vesting of prior-year awards and forfeitures. Also included in Compensation expense for the three and nine months ended September 30, 2002, were the reversals of previously accrued expenses of $67 million and $120 million, respectively, related to certain forfeitable key employee stock awards granted in prior years that were deemed unlikely to vest within the timeframes specified under the terms of the awards.

Part I
Item 1 (continued)

The following table presents net income and basic and diluted earnings per share as reported, and as if all outstanding awards were accounted for at fair value in each period, for the three and nine months ended September 30, 2003 and 2002. The lower expense from applying SFAS 123 in the three and nine months ended September 30, 2003, compared with the three and nine months ended September 30, 2002, resulted from a decrease in 2003 in the number of outstanding stock-based compensation awards, a lower common stock price, lower Black-Scholes option fair values and longer service-period requirements.

		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)		2003	2002	2003	2002
Net income as reported		$1,628	$40	$4,855	$2,050
Add:	Employee stock-based compensation expense
	included in reported net income,
	net of related tax effects	133	60	420	253
Deduct:	Employee stock-based compensation expense
	determined under the fair value method for
	all awards, net of related tax effects	(217)	(289)	(704)	(947)

Pro forma net income		$1,544	$(189)	$4,571	$1,356

Earnings per share:
Basic	As reported	$0.80	$0.01	$2.40	$1.01
	Pro forma	0.76	(0.10)	2.26	0.66
Diluted	As reported	0.78	0.01	2.35	1.00
	Pro forma	0.74	(0.10)	2.21	0.66

NOTE 6 – SECURITIES

For a discussion of the accounting policies relating to Securities, see Note 7 on pages 79–80 of JPMorgan Chase’s 2002 Annual Report. The following table presents realized gains and losses from available-for-sale (“AFS”) securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2003	2002	2003	2002
Realized gains	$576	$660	$2,000	$986
Realized losses	(412)	(82)	(583)	(170)

Net realized gains	$164	$578	$1,417	$816

The amortized cost and estimated fair value of securities were as follows for the dates indicated:

(in millions)

	September 30, 2003		December 31, 2002
Available-for-sale securities(a)	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S. Government and federal agencies/corporations obligations:
Mortgage-backed securities	$37,826	$37,509	$40,148	$40,456
Collateralized mortgage obligations	916	908	3,271	3,313
U.S. treasuries	12,464	12,522	22,870	23,377
Obligations of state and political subdivisions	3,316	3,384	1,744	1,875
Debt securities issued by non-U.S. governments	6,269	6,287	11,873	11,912
Corporate debt securities	849	861	870	882
Equity securities	1,345	1,363	1,198	1,196
Other, primarily asset-backed securities(b)	2,157	2,107	978	1,021

Total available-for-sale securities(c)	$65,142	$64,941	$82,952	$84,032

Held-to-maturity securities(d)	$211	$224	$431	$455

(a)	Includes assets pledged of $36.2 billion at September 30, 2003, and $50.5 billion at December 31, 2002.
(b)	Includes collateralized mortgage obligations of private issuers, which generally have underlying collateral consisting of obligations of U.S. government and federal agencies and corporations.
(c)	At September 30, 2003, includes $3.6 billion of investment securities related to variable interest entities consolidated in accordance with FIN 46.
(d)	Consists primarily of mortgage-backed securities.

Part I
Item 1 (continued)

NOTE 7 – SECURITIES FINANCING ACTIVITIES

For a discussion of the accounting policies relating to securities financing activities, see Note 8 on page 80 of JPMorgan Chase’s 2002 Annual Report. The following table details the components of securities financing activities at each of the dates indicated:

	September 30,	December 31,
(in millions)	2003	2002
Securities purchased under resale agreements	$85,262	$57,645
Securities borrowed	37,096	34,143

Securities sold under repurchase agreements	$121,246	$161,394
Securities loaned	2,162	1,661

Transactions that do not meet the SFAS 140 definition of a repurchase agreement are accounted for as “buys” and “sells” rather than financing transactions. Notional amounts of transactions accounted for as purchases under SFAS 140 were $11 billion and $8 billion at September 30, 2003, and December 31, 2002, respectively. Notional amounts of transactions accounted for as sales under SFAS 140 were $5 billion and $13 billion at September 30, 2003, and December 31, 2002, respectively.

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

JPMorgan Chase pledges certain financial instruments it owns to collateralize repurchase agreements and other securities financings. Pledged securities that can be sold or repledged by the secured party are identified as financial instruments owned (pledged to various parties) on the Consolidated balance sheets. At September 30, 2003, the Firm had received securities as collateral that can be repledged, delivered or otherwise used with a fair value of approximately $257 billion. This collateral was generally obtained under reverse repurchase or securities borrowing agreements. Of these securities, $245 billion were repledged, delivered or otherwise used, primarily as collateral, under repurchase agreements, securities lending agreements or to cover short sales.

NOTE 8 – LOANS

For a discussion of the accounting policies relating to Loans, see Note 9 on pages 80–81 of JPMorgan Chase’s 2002 Annual Report. For a discussion of the Allowance for credit losses, see the Credit Risk Management section on pages 57–58 of this Form 10-Q.

The composition of the loan portfolio at each of the dates indicated was as follows:

(in millions)	September 30, 2003		December 31, 2002
Commercial loans:
Commercial and industrial	$74,399	(e)	$80,651
Commercial real estate:
Commercial mortgage	2,345		3,178
Construction	616		895
Financial institutions	10,390		6,208
Non-U.S. governments	658		616

Total commercial loans	88,408		91,548
Consumer loans:
1–4 family residential mortgages:
First liens	68,873		49,357
Home equity loans	16,981		14,643
Credit card(a)	16,015		19,677
Automobile financings	38,867		33,615
Other consumer(b)	7,057		7,524

Total consumer loans	147,793		124,816

Total loans(c)(d)	$236,201		$216,364

(a)
At September 30, 2003, excludes $1.1 billion of accrued interest and fees on securitized credit card loans that were classified in Other assets, consistent with the FASB Staff Position, Accounting for Accrued Interest Receivable Related to Securitized and Sold Receivables under SFAS 140. Prior to March 31, 2003, these receivables were classified in Loans.

(b)	Consists of manufactured housing loans, installment loans (direct and indirect types of consumer finance), student loans, unsecured revolving lines of credit and non-U.S. consumer loans.
(c)	Loans are presented net of unearned income of $1.4 billion and $1.9 billion at September 30, 2003, and December 31, 2002, respectively.

Part I
Item 1 (continued)

(d)
Includes loans held for sale (principally mortgage-related loans) of $36.2 billion at September 30, 2003, and $25.0 billion at December 31, 2002. The results of operations for the three months ended September 30, 2003 and 2002, included $638 million and $268 million, respectively, and for the nine months ended September 30, 2003 and 2002, included $1.4 billion and $516 million, respectively, in net gains on the sales of loans held for sale. The results of operations for the three months ended September 30, 2003 and 2002, included $36 million and $(5) million, respectively, and for the nine months ended September 30, 2003 and 2002, included $22 million and $(12) million, respectively, in adjustments to record loans held for sale at the lower of cost or market.

(e)
Includes $10.9 billion of exposure related to variable interest entities consolidated in accordance with FIN 46, of which $10.4 billion is associated with multi-seller asset-backed commercial paper conduits.

NOTE 9 – SECURITIZATION AND VARIABLE INTEREST ENTITIES

Refer to Note 11 on pages 83-87 of JPMorgan Chase’s 2002 Annual Report for a further description of special-purpose entities (“SPEs”) and the Firm’s policy on consolidation relating to these entities. In January 2003, the FASB issued FIN 46, which establishes guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. The effects of FIN 46 are further discussed at the end of this note.

JPMorgan Chase is involved with SPEs, or variable interest entities (“VIEs”), in three broad categories of transactions: loan securitizations, multi-seller conduits and client intermediation. Assets held by loan securitization-related SPEs at September 30, 2003 and December 31, 2002, were approximately $96.1 billion and $90.6 billion, respectively. During the three and nine months ended September 30, 2003, the Firm securitized $8.3 billion and $22.1 billion of loans, respectively, compared with $4.8 billion and $19.5 billion, respectively, for the same periods in 2002. Assets held by multi-seller conduits for which the Firm acts as administrator at September 30, 2003 and December 31, 2002, were approximately $11.9 billion and $17.5 billion, respectively. Assets held by certain client intermediation-related SPEs at September 30, 2003 and December 31, 2002, were approximately $27.6 billion and $24.9 billion, respectively.

Loan Securitizations

JPMorgan Chase securitizes, sells and services residential mortgage, credit card, automobile and commercial loans. Assets sold to SPEs as part of the securitization process are not reflected in JPMorgan Chase’s Consolidated balance sheets (except for retained interests as described below) but are included on the balance sheet of the SPE purchasing the assets. Assets held by securitization-related SPEs as of September 30, 2003 and December 31, 2002, were as follows:

(in billions)	September 30, 2003	December 31, 2002
Credit card receivables	$40.9	$40.2
Residential mortgage receivables	19.6	20.6
Commercial loans	29.4	25.2
Automobile loans	6.1	4.5
Other receivables	0.1	0.1

Total	$96.1	$90.6

The table below summarizes new securitized loan transactions and the resulting pre-tax gains arising from such securitizations during the three and nine months ended September 30, 2003 and 2002.

Three Months Ended	September 30, 2003		September 30, 2002
	Securitizations	Pre-Tax Gains	Securitizations	Pre-Tax Gains
Loans	(in billions)	(in millions)	(in billions)	(in millions)
Residential mortgage	$3.3	$102.2	$1.8	$116.9
Credit card	1.7	9.3	2.1	13.0
Automobile	1.5	9.8	—	—
Commercial	1.8	49.4	0.9	16.0

Total	$8.3	$170.7	$4.8	$145.9

Nine Months Ended	September 30, 2003		September 30, 2002
	Securitizations	Pre-Tax Gains	Securitizations	Pre-Tax Gains
Loans	(in billions)	(in millions)	(in billions)	(in millions)
Residential mortgage	$8.8	$245.6	$6.4	$175.6
Credit card	6.0	31.2	7.5	37.7
Automobile	3.5	12.7	3.4	5.5
Commercial	3.8	86.1	2.2	26.0

Total	$22.1	$375.6	$19.5	$244.8

Part I
Item 1 (continued)

In addition to the amounts set forth in the tables above, JPMorgan Chase sold residential mortgage loans totaling $35.6 billion and $13.6 billion during the third quarters of 2003 and 2002, respectively, primarily as GNMA, FNMA and Freddie Mac mortgage-backed securities, which resulted in pre-tax gains of $374 million and $89 million, respectively. During the first nine months of 2003 and 2002, JPMorgan Chase sold residential mortgage loans totaling $89.7 billion and $42.6 billion, respectively. These sales resulted in gains of $833 million and $222 million, respectively. Amounts recognized in earnings for residential mortgage securitizations activities were partially offset by unrealized losses related to loans in the pipeline (loans not yet closed) as well as not yet sold.

At September 30, 2003 and December 31, 2002, JPMorgan Chase had, with respect to its credit card master trusts, $5.9 billion and $7.3 billion, respectively, related to its undivided interest, and $1.1 billion and $978 million, respectively, related to its subordinated interest in accrued interest and fees on the securitized receivables.

The Firm maintains retained interests in its securitized and sold loans, generally in the form of senior, subordinated interest-only strips, subordinated tranches, escrow accounts and servicing rights. The Firm maintains escrow accounts, up to predetermined limits for credit card and automobile securitizations, to help protect investors in the unlikely event of deficiencies in cash flows owed to them. The amounts available in such escrow accounts are recorded in Other assets and, as of September 30, 2003, totaled $502 million and $120 million for credit card and automobile securitizations, respectively. As of December 31, 2002, these amounts were $510 million and $94 million, respectively.

The table below summarizes other retained securitization interests, primarily subordinated or residual interests, which are carried at fair value on the Firm’s Consolidated balance sheets.

(in millions)	September 30, 2003		December 31, 2002
Loans
Residential mortgage	$666	(a)(b)	$684
Credit card	131	(b)	92
Automobile	161	(b)	151
Commercial	79		94

Total	$1,037		$1,021

(a)	Includes approximately $264 million of retained interests resulting from the acquisition of Advanta’s mortgage operations.
(b)
Unrealized gains (losses) (pre-tax) recorded in Stockholders’ equity that relate to retained securitization interests totaled $177 million, $5 million and $4 million for residential mortgage, credit card and automobile, respectively.

The table below outlines the key economic assumptions and the sensitivity of the fair values noted above at September 30, 2003, of the remaining retained interests to immediate 10% and 20% adverse changes in those assumptions:

($ in millions)	Mortgage		Credit Card	Automobile	Commercial
Weighted-average life	1.4–2.4 years		6–14 months	1.5 years	0.7–5.4 years

Prepayment rate	28.9–36.9	% CPR	15.2–16.4%	1.45% WAC/WAM	NA (a)
Impact of 10% adverse change	$(22)		$(5)	$(9)	—
Impact of 20% adverse change	(40)		(9)	(19)	—

Loss assumption	0–3.6	%(b)	5.4–5.5%	0.6%	NA (c)
Impact of 10% adverse change	$(29)		$(12)	$(5)	—
Impact of 20% adverse change	(59)		(23)	(11)	—
Discount rate	13–30	%(d)	5.5–12.0%	4.2%	3.5–17.4%
Impact of 10% adverse change	$(16)		$(1)	$(1)	$(2)
Impact of 20% adverse change	(32)		(2)	(2)	(3)

(a)	Not applicable, since predominantly all of these retained interests are not subject to prepayment risk.
(b)	Expected credit losses for prime mortgage securitizations are minimal and are incorporated into other assumptions.
(c)	Not applicable, as modeling assumptions for predominantly all of the commercial retained interests consider overcollateralization coverage and cash collateralized credit default swaps.
(d)
During the first nine months of 2003, the Firm sold residual interests of approximately $261 million relating to sub-prime mortgage securitizations via Net Interest Margin (“NIM”) securitizations. The Firm has retained residual interests in these and prior NIM securitizations of approximately $146 million, which are valued using a 30% discount rate.

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

The table below presents information about delinquencies, net credit losses and components of reported and securitized financial assets:

			Loans 90 days or
Type of Loan	Total loans		more past due		Net loan charge-offs
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Nine Months Ended September 30,
(in millions)	2003	2002	2003	2002	2003	2002
Mortgage(a)	$101,613	$81,570	$927	$956	$166	$215
Credit card	50,330	50,399	1,056	1,096	2,214	2,112
Automobile	44,876	37,980	126	130	146	128
Other(b)	7,057	7,524	91	98	133	135

Consumer loans	203,876	177,473	2,200	2,280	2,659	2,590
Commercial loans	91,043	92,866	2,644	3,749	808	1,447

Total loans reported and securitized(c)	294,919	270,339	4,844	6,029	3,467	4,037
Less: Loans securitized(a)(d)	(58,718)	(53,975)	(1,446)	(1,306)	(1,569)	(1,197)

Reported	$236,201	$216,364	$3,398	$4,723	$1,898	$2,840

(a)
Includes $13.5 billion of outstanding principal balances on securitized subprime 1–4 family residential mortgage loans as of September 30, 2003, of which $2.5 billion relates to Advanta’s mortgage operations acquired in 2001.

(b)	Includes non-U.S. consumer loans.
(c)	Represents both loans on the Consolidated balance sheets and loans that have been securitized but excludes loans for which the Firm’s only continuing involvement is servicing of the assets.
(d)
Total assets held in securitization-related SPEs, as of September 30, 2003, were $96.1 billion. The $58.7 billion of loans securitized at September 30, 2003, excludes: $30.4 billion of securitized loans in which the Firm’s only continuing involvement is the servicing of the assets; $5.9 billion of seller’s interests in credit card master trusts; and $1.1 billion of escrow accounts and other assets.

Multi-seller Conduits

JPMorgan Chase serves as the administrator and provides contingent liquidity support and limited credit enhancement for several commercial paper conduits. JPMorgan Chase Bank had commitments to provide liquidity on an asset-specific basis to these vehicles in an amount up to $18.7 billion at September 30, 2003, and $23.5 billion at December 31, 2002. Asset-specific liquidity is the primary source of liquidity support for the conduits. In addition, program-wide liquidity is provided by JPMorgan Chase Bank to these vehicles in the event of short-term disruptions in the commercial paper market; these commitments totaled $2.3 billion and $2.5 billion at September 30, 2003 and December 31, 2002, respectively. For certain multi-seller conduits, JPMorgan Chase also provides limited credit enhancement, primarily through the issuance of letters of credit. Commitments under these letters of credit totaled $3.4 billion at September 30, 2003, and December 31, 2002. Commercial paper issued by multi-seller conduits for which the Firm acts as administrator aggregated $11.9 billion at September 30, 2003, and $17.5 billion at December 31, 2002. The Firm’s maximum credit exposure to these vehicles at September 30, 2003 is $18.7 billion as the Firm cannot be obligated to fund the entire notional amounts of asset-specific liquidity, program-wide liquidity and credit enhancement facilities at the same time. As discussed below, the Firm consolidated the asset-backed commercial paper conduits at July 1, 2003, in accordance with FIN 46 and recorded the assets held by the conduits on its Consolidated balance sheet; $10.4 billion was recorded in Loans and $1.5 billion in Available-for-sale securities at September 30, 2003.

Client Intermediation

Assets held by certain client intermediation-related SPEs at September 30, 2003 and December 31, 2002, were as follows:

(in billions)	September 30, 2003	December 31, 2002
Structured commercial loan vehicles(a)	$6.4	$7.2
Credit-linked note vehicles(b)	12.6	7.9
Other client intermediation vehicles(c)	5.7	7.4
Collateralized debt obligations (CDOs) and similar vehicles(d)	2.9	2.4

Part I
Item 1 (continued)

(a)
These are structured commercial loan vehicles managed by third parties and funded by commercial paper. JPMorgan Chase Bank had a commitment to provide liquidity to these vehicles in an amount up to $9.3 billion at September 30, 2003 and $12.0 billion at December 31, 2002. For purposes of FIN 46, the Firm’s maximum exposure to loss to the structured commercial loan vehicles is defined as the aggregate notional amounts of the liquidity facilities.

(b)	The fair value of the Firm’s derivative contracts with credit-linked note vehicles was not material at September 30, 2003.
(c)
These are structured vehicles in which the Firm transfers the risks and returns of the assets held by the SPE, typically debt and equity instruments, to clients through derivative contracts. The Firm’s net exposure arising from these transactions was not significant and was reflected in its Consolidated financial statements as the fair value of derivative contracts.

(d)
The Firm or its affiliates act as assets manager for these vehicles. In addition, the Firm may warehouse assets or act as a derivative counterparty, trustee or placement agent for these vehicles, receiving market-based fees for services rendered. The Firm has invested approximately $141 million in these vehicles, which represents the Firm’s maximum exposure to loss at September 30, 2003, and records these investments at fair value through earnings.

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

FIN 46 Transition

Entities that are assessed for consolidation under FIN 46 are typically SPEs, although non-SPE-type entities may also be subject to the guidance. FIN 46 requires a VIE to be consolidated by a company if that company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. Transferors to qualified special-purpose entities (“QSPEs”), which represent a majority of the Firm’s loan securitization transactions, and certain other interests in a QSPE are not subject to the requirements of FIN 46. Effective February 1, 2003, the Firm implemented FIN 46 for VIEs created or modified after January 31, 2003, in which the Firm has an interest. Effective October 10, 2003, the FASB deferred the effective date of FIN 46 from July 1, 2003, to the first interim period ending after December 15, 2003, for all VIEs originated prior to February 1, 2003.

The Firm elected to adopt the provisions of FIN 46 as of July 1, 2003, for all VIEs originated prior to February 1, 2003, excluding certain investments made by its private equity business, as discussed below. The effect of adoption was an incremental increase in the Firm’s assets and liabilities of approximately $15 billion at September 30, 2003. The increase primarily related to Firm-sponsored multi-seller asset-backed commercial paper conduits and other entities in which the Firm’s trading and investment functions have interests that absorb a majority of the expected residual loss in the structures. As a result of its adoption of FIN 46, the Firm deconsolidated certain vehicles, primarily the wholly-owned Delaware statutory business trusts further discussed in Note 13 of this Form 10-Q and Note 16 on pages 90–91 of JPMorgan Chase’s 2002 Annual Report. Finally, certain VIEs, primarily related to certain municipal bond securitizations and structured note vehicles, with assets of approximately $3 billion, that had been consolidated under prior accounting literature continue to be consolidated in accordance with FIN 46. There was no incremental impact to the Firm’s Consolidated financial statements in the current quarter related to the continued consolidation of these VIEs.

The Firm’s private equity business could be involved with entities that may be deemed VIEs. Effective October 10, 2003, the FASB permitted nonregistered investment companies to defer consolidation of VIEs with which they are involved until the proposed Statement of Position (“SOP”) on the clarification of the scope of the Investment Company Audit Guide (“Audit Guide”) is finalized, which is expected to occur in mid-2004. Following issuance of the SOP, the FASB will consider further modification to FIN 46 to provide an exception for companies that qualify to apply the revised Audit Guide. The Firm deferred consolidation of $2.5 billion of assets related to JPMP as of July 1, 2003. Following issuance of the revised Audit Guide and further modification, if any, to FIN 46, the Firm will assess the effect of such guidance on its private equity business.

Upon adoption of FIN 46, the assets, liabilities and noncontrolling interests of VIEs were generally measured at the amounts at which such interests would have been carried had FIN 46 been effective when the Firm first met the condition to be considered the primary beneficiary. For certain VIEs, the initial carrying amount of the assets and liabilities (approximately $1.7 billion) was based on fair value at July 1, 2003, due to limited historical information. The difference between the net amount added to the balance sheet and the amount of any previously recognized interest in the newly consolidated entity was recognized as a cumulative effect of an accounting change at July 1, 2003, which resulted in a $2 million (after-tax) reduction to the Firm’s consolidated earnings. The Firm also recorded a $34 million (after-tax) reduction in other comprehensive income related to Available-for-sale securities and derivative cash flow hedges related to entities measured at the amount at which such interests would have been carried had FIN 46 been effective when the Firm first met the condition of being the primary beneficiary.

Part I
Item 1 (continued)

The following table summarizes the Firm’s total consolidated VIE assets by classification on the Consolidated balance sheet as of September 30, 2003. Of the total consolidated VIE assets at September 30, 2003, $15.5 billion related to VIEs that were consolidated during the third quarter of 2003 in accordance with FIN 46; the balance related to VIEs that were consolidated prior to the third quarter of 2003 and that remain consolidated in accordance with FIN 46.

(in billions)	September 30, 2003
Consolidated VIE assets(a)
Loans(b)	$10.9
Investment securities	3.6
Trading assets(c)	3.2
Other assets	1.1

Total consolidated assets	$18.8

(a)
The Firm also holds $3.4 billion of assets primarily as a seller’s interest in certain consumer securitizations in a segregated entity as part of a two-step securitization transaction. This interest is included in the securitization activities disclosed in this footnote and is not included herein.

(b)	Primarily relates to the consolidated multi-seller asset-backed commercial paper conduits.
(c)	Includes securities and derivatives.

In the third quarter of 2003, the Firm classified the interest-bearing beneficial interest liabilities of the consolidated VIEs in a new line item titled “Beneficial interests of consolidated variable interest entities.” The holders of these beneficial interests do not have recourse to the general credit of JPMorgan Chase. See page 47 of this Form 10-Q for the maturity profile of the FIN 46 long-term beneficial interests.

FIN 46 is a complex accounting standard. The FASB is currently in the process of amending FIN 46 for various technical modifications and is developing implementation guidance on FIN 46 through various FASB Staff Positions (“FSPs”). The Firm will assess the impact of the amendment to FIN 46, any new implementation guidance issued by the FASB, as well as the evolving interpretations of FIN 46 among accounting professionals; additional guidance and interpretations may affect the Firm’s application of FIN 46 to the Firm’s activities in future periods.

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following:

(in millions)	September 30, 2003	December 31, 2002
Goodwill	$8,134	$8,096

Other intangible assets:
Mortgage servicing rights	$4,007	$3,230
Purchased credit card relationships	1,078	1,269
All other intangibles	311	307

Total other intangible assets	$5,396	$4,806

Goodwill

For the nine months ended September 30, 2003, goodwill increased $38 million, principally in connection with purchase accounting adjustments and acquisitions of institutional trust services businesses in the first nine months of 2003. Goodwill was not impaired at September 30, 2003, or December 31, 2002, nor was any goodwill written off during the nine months ended September 30, 2003 or 2002.

Goodwill by business segment is as follows:

(in millions)	September 30, 2003	December 31, 2002
Investment Bank	$2,058	$2,051
Treasury & Securities Services	1,013	996
Investment Management & Private Banking	4,179	4,165
JPMorgan Partners	377	377
Chase Financial Services	507	507

Total goodwill	$8,134	$8,096

Part I
Item 1 (continued)

Mortgage servicing rights

For a further description of mortgage servicing rights (“MSRs”) and interest rate risk management of MSRs, see Note 12 on pages 87–88 of JPMorgan Chase’s 2002 Annual Report. The following table summarizes the changes in residential MSRs during the first nine months of 2003 and 2002:

	Nine Months Ended September 30,
(in millions)	2003		2002
Balance at January 1	$4,864		$7,749
Additions	2,411		1,505
Sales	—		—
Other-than-temporary impairment	(274)		—
Amortization	(1,078)		(1,024)
SFAS 133 hedge valuation adjustments	(502)		(3,592)

Balance at September 30	5,421		4,638
Less: valuation allowance	1,414		1,032

Balance at September 30, after valuation allowance	$4,007		$3,606

Estimated fair value at September 30	$4,007		$3,606

Weighted-average prepayment speed assumption	21.2	%CPR	26.7	%CPR
Weighted-average discount rate	7.64%		8.30%

CPR – Constant Prepayment Rate

The valuation allowance represents the extent to which the carrying value of MSRs exceeds its estimated fair value. Changes in the valuation allowance are the result of the recognition of impairment or the recovery of previously recognized impairment charges due to changes in market conditions during the period. The changes in the valuation allowance for MSRs were as follows:

	Nine Months Ended September 30,
(in millions)	2003	2002
Balance at January 1	$1,634	$1,170
Other-than-temporary impairment	(274)	—
Impairment adjustment	54	(138)

Balance at September 30	$1,414	$1,032

During the second quarter of 2003, the Firm recorded an other-than-temporary impairment of its MSRs of $274 million, which permanently reduced the gross carrying value of the MSRs and the related valuation allowance. The permanent reduction precludes subsequent reversals. This write-down had no impact on the results of operations or financial condition of the Firm.

The Firm evaluates other-than-temporary impairment by reviewing changes in mortgage and other market interest rates over historical periods and then determines an interest rate scenario to estimate the amounts of the MSRs’ gross carrying value and the related valuation allowance that could be expected to be recovered in the foreseeable future. Any gross carrying value and related valuation allowance amount that are not expected to be recovered in the foreseeable future, based upon the interest rate scenario, are considered to be other-than-temporary.

Purchase credit card relationships and other intangible assets

There were no purchased credit card relationship intangibles added during the nine months ended September 30, 2003. For the nine months ended September 30, 2003, other intangibles increased by $40 million, principally in connection with purchase accounting adjustments and acquisitions of institutional trust services businesses, servicing assets on securitized automobile loans and an acquisition of a retirement plan services business. All of the Firm’s acquired intangible assets are subject to amortization.

The components of other intangible assets were as follows:

					Three Months Ended		Nine Months Ended
(in millions)	September 30, 2003				September 30,		September 30,
	Gross	Accumulated		Net Carrying	2003	2002	2003	2002
	Amount	Amortization		Value	Amortization Expense		Amortization Expense
Purchased credit card relationships	$1,885	$807		$1,078	$64	$71	$192	$208
All other intangibles	709	398	(a)	311	9	9	28	33

Total amortization expense					$73	$80	$220	$241

(a)	Includes $8 million of amortization expense related to servicing assets on securitized automobile loans, which is recorded in Fees and commissions, for the nine months ended September 30, 2003.

Part I
Item 1 (continued)

Future amortization expense

The following table presents estimated amortization expense related to purchased credit card relationships and all other intangible assets at September 30, 2003:

(in millions)	Purchased credit	All other
Year ended December 31,	card relationships	intangible assets
2003(a)	$62	$13
2004	243	46
2005	235	40
2006	222	35
2007	187	29
2008	117	27

(a)	Excludes $192 million and $28 million recorded in Purchased credit card relationships and All other intangible assets, respectively, during the first nine months of 2003.

NOTE 11 – PRIVATE EQUITY INVESTMENTS

For a further description of private equity investments, see Note 13 on page 88 of JPMorgan Chase’s 2002 Annual Report. The following table presents the carrying value and cost of the private equity investment portfolio for the dates indicated:

(in millions)
	September 30, 2003		December 31, 2002
	Carrying		Carrying
	value	Cost	value	Cost
Total investment portfolio	$7,797	$9,768	$8,228	$10,312

The following table presents private equity gains (losses) for the periods indicated, primarily related to JPMorgan Partners:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2003	2002	2003	2002
Direct investments:
Realized cash gains (net)	$134	$92	$346	$312
Write-ups / (write-downs / write-offs)	—	(225)	(365)	(601)
Mark-to-market gains (losses)(a)	27	(122)	169	(319)

Total direct investments	161	(255)	150	(608)
Private third-party fund investments (net)	(41)	(60)	(280)	(70)

Total private equity gains (losses)	$120	$(315)	$(130)	$(678)

(a)	Includes mark-to-market gains (losses) and reversals of mark-to-market gains (losses) due to sales of publicly-traded securities.

NOTE 12 – RESTRUCTURING COSTS

All merger and restructuring costs associated with various programs announced prior to January 1, 2002, were reflected in the merger and restructuring costs caption of the Consolidated statement of income and had been incurred as of December 31, 2002. For a discussion of such costs incurred by the Firm in the three and nine months ended September 30, 2002, see Note 5 on page 11 of the Firm’s Form 10-Q for the quarter ended September 30, 2002. Additionally, as indicated in Note 6 on page 78 of JPMorgan Chase’s 2002 Annual Report, all previously recorded liabilities for merger charges of $1.25 billion and right-sizing charges of $300 million had been fully utilized as of December 31, 2002.

Part I
Item 1 (continued)

Restructuring costs associated with programs announced after January 1, 2002, are reflected in the related expense category of the Consolidated statement of income. A summary of such costs, by expense category and segment, are shown in the following table for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2003	2002	2003	2002
Expense category
Compensation	$64	$108	$192	$333
Occupancy	(7)	100	199	112
Technology and communications	8	4	36	30
Other	1	8	20	13

Total	$66	$220	$447	$488

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Segment	2003	2002	2003	2002
Investment Bank	$26	$79	$280	$250
Treasury & Securities Services	10	4	38	12
Investment Management & Private Banking	11	14	18	22
JPMorgan Partners	—	—	2	—
Chase Financial Services	26	15	42	74
Support Units and Corporate	(7)	108	67	130

Total	$66	$220	$447	$488

NOTE 13 – JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES HELD BY TRUSTS THAT ISSUED GUARANTEED CAPITAL DEBT SECURITIES and GUARANTEED PREFERRED BENEFICIAL INTERESTS IN CAPITAL DEBT SECURITIES ISSUED BY CONSOLIDATED TRUSTS

At September 30, 2003, the Firm had established 13 wholly-owned Delaware statutory business trusts (issuer trusts) that issued guaranteed preferred beneficial interests in the Firm’s junior subordinated deferrable interest debentures. Prior to FIN 46, 12 of these issuer trusts were considered consolidated subsidiaries of JPMorgan Chase; the $5.4 billion of preferred securities as of June 30, 2003, were included in JPMorgan Chase’s Consolidated balance sheet in the Liabilities section, under the caption “Guaranteed preferred beneficial interests in capital debt securities issued by consolidated trusts,” and the retained common capital securities of the issuer trusts were eliminated against the Firm’s investment in the issuer trusts. Distributions on the preferred securities were recorded as Interest expense on the Consolidated statement of income. For a further description of these preferred securities, see Note 16 on pages 90–91 of JPMorgan Chase’s 2002 Annual Report.

As a result of the adoption of FIN 46, JPMorgan Chase deconsolidated all 13 issuer trusts. As a result, the junior subordinated deferrable interest debentures issued by JPMorgan Chase to the issuer trusts, totaling $6.7 billion, are reflected in the Firm’s consolidated balance sheet in the Liabilities section at September 30, 2003, under the caption “Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities.” JPMorgan Chase will record interest expense on the corresponding junior subordinated debentures in its Consolidated statements of income. The Firm also recorded in Other assets in its Consolidated balance sheet at September 30, 2003 the common capital securities issued by the issuer trusts.

The debentures issued by the 13 issuer trusts to JPMorgan Chase, less the capital securities of the business trusts, continue to qualify as Tier 1 capital under interim guidance issued by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”).

NOTE 14 – PREFERRED STOCK OF SUBSIDIARY

On February 28, 2002, Chase Preferred Capital Corporation redeemed all 22 million outstanding shares of its 8.10% Cumulative Preferred Stock, Series A, at a redemption price per share of $25 plus accrued and unpaid dividends.

Part I
Item 1 (continued)

NOTE 15 – EARNINGS PER SHARE

For a discussion of the computation of basic and diluted earnings per share (“EPS”), see Note 20 on page 92 of JPMorgan Chase’s 2002 Annual Report. The following table presents the calculation of basic and diluted EPS for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Basic earnings per share
Net income	$1,628	$40	$4,855	$2,050
Less: Preferred stock dividends	13	13	38	39

Net income applicable to common stock	$1,615	$27	$4,817	$2,011

Weighted-average basic shares outstanding	2,012.2	1,986.0	2,006.0	1,982.3
Net income per share	$0.80	$0.01	$2.40	$1.01

Diluted earnings per share
Net income applicable to common stock	$1,615	$27	$4,817	$2,011

Weighted-average basic shares outstanding	2,012.2	1,986.0	2,006.0	1,982.3
Additional shares issuable upon exercise of stock options for dilutive effect	56.0	19.8	41.0	27.0

Weighted-average diluted shares outstanding	2,068.2	2,005.8	2,047.0	2,009.3
Net income per share(a)	$0.78	$0.01	$2.35	$1.00

(a)
Options issued under employee benefit plans to purchase 320 million and 375 million shares of common stock were outstanding for the three months ended September 30, 2003 and 2002, respectively, but were not included in the computation of diluted EPS because the result would have been anti-dilutive. For the nine months ended September 30, 2003 and 2002, options issued under employee benefit plans to purchase common stock excluded from the computation were 349 million and 358 million, respectively.

NOTE 16 – COMPREHENSIVE INCOME

Comprehensive income is composed of Net income and other comprehensive income (“OCI”), which includes the after-tax change in unrealized gains and losses on AFS securities, cash flow hedging activities and foreign currency translation adjustments (including the impact of related derivatives).

	Unrealized				Cash		Accumulated other
(in millions)	gains (losses)		Translation		flow		comprehensive
Nine Months Ended September 30, 2003	on AFS securities(a)		adjustments		hedges		income (loss)
Beginning balance	$731		$(6)		$502		$1,227
Net change during period	(678)	(b)	—	(c)	(362)	(e)	(1,040)

Ending balance	$53		$(6)	(d)	$140		$187

Nine Months Ended September 30, 2002
Beginning balance	$(135)		$(2)		$(305)		$(442)
Net change during period	1,282	(b)	(4)	(c)	629	(e)	1,907

Ending balance	$1,147		$(6)	(d)	$324		$1,465

(a)	Primarily represents the after-tax difference between the fair value and amortized cost of the AFS securities portfolio.
(b)
The net change during the nine months ended September 30, 2003 was primarily driven by increasing rates and the recognition of gains on sales of AFS securities. The net change during the nine months ended September 30, 2002 was primarily driven by decreasing rates, partially offset by the recognition of gains on sales of AFS securities.

(c)
At September 30, 2003, included $303 million of after-tax gains on foreign currency translation from operations for which the functional currency is other than the U.S. dollar, which were offset by $303 million of after-tax losses on hedges. At September 30, 2002, included $52 million of after-tax net gains on foreign currency translation from operations for which the functional currency is other than the U.S. dollar, which were offset by $56 million of after-tax net losses on hedges.

(d)	Included after-tax gains and losses on foreign currency translation, including related hedge results from operations for which the functional currency is other than the U.S. dollar.
(e)
The net change for the nine months ended September 30, 2003, included $479 million of after-tax gains recognized in income and $117 million of after-tax gains, representing the net change in derivative fair values that were recorded in comprehensive income. The net change for the nine months ended September 30, 2002, included $119 million of after-tax losses recognized in income and $510 million of after-tax gains, representing the net change in derivative fair values that were reported in comprehensive income.

Part I
Item 1 (continued)

NOTE 17 – CAPITAL

For a discussion of the calculation of risk-based capital ratios, see Note 26 on pages 99–100 of JPMorgan Chase’s 2002 Annual Report. The Firm changed its calculation of risk-weighted assets during the third quarter of 2003; capital ratios for periods prior to June 30, 2003, have not been recalculated.

The following table presents the risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries. At September 30, 2003, the Firm and each of its depository institutions, including those listed in the table below, were “well-capitalized” as defined by banking regulators.

		Significant banking subsidiaries
September 30, 2003 (in millions, except ratios)	JPMorgan Chase(a)	JPMorgan Chase Bank(a)	Chase USA(a)
Tier 1 capital	$42,533	$34,575	$4,863
Total capital	59,455	45,317	6,816
Risk-weighted assets(b)	490,590	422,565	44,603
Adjusted average assets	770,707	639,963	33,619

Tier 1 capital ratio	8.7%	8.2%	10.9%
Total capital ratio	12.1	10.7	15.3
Tier 1 leverage ratio	5.5	5.4	14.5

(a)
Assets and capital amounts for JPMorgan Chase’s banking subsidiaries reflect intercompany transactions, whereas the respective amounts for JPMorgan Chase reflect the elimination of intercompany transactions.

(b)
Risk-weighted assets of JPMorgan Chase, JPMorgan Chase Bank and Chase USA included off–balance sheet risk-weighted assets in the amounts of $167.4 billion, $146.7 billion and $12.4 billion, respectively, at September 30, 2003.

The following table shows the components of the Firm’s Tier 1 and total capital:

	September 30,	December 31,
(in millions)	2003	2002

Tier 1 capital
Common stockholders’ equity	$43,755	$40,065
Nonredeemable preferred stock	1,009	1,009
Minority interest (a)	6,866	5,520
Less:Goodwill and investments in certain subsidiaries	8,160	8,122
Nonqualifying intangible assets and other	937	902

Tier 1 capital	$42,533	$37,570

Tier 2 capital
Long-term debt and other instruments qualifying as Tier 2	$12,286	$11,801
Qualifying allowance for credit losses	5,013	5,458
Less: Investment in certain subsidiaries	377	334

Tier 2 capital	$16,922	$16,925

Total qualifying capital	$59,455	$54,495

(a)	Minority interest primarily includes trust preferred stocks of certain business trusts.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

For a discussion of legal proceedings, see Part II, Item 1 of this Form 10-Q.

NOTE 19 – ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The majority of JPMorgan Chase’s derivatives are entered into for trading purposes. The Firm also uses derivatives as an end-user to hedge market exposures, modify the interest rate characteristics of related balance sheet instruments or meet longer-term investment objectives. Both trading and end-user derivatives are recorded in Trading assets and liabilities. For a further discussion of the Firm’s use of derivative instruments, see pages 50–53 and Note 28 on pages 101–102 of JPMorgan Chase’s 2002 Annual Report.

Part I
Item 1(continued)

The following table presents derivative instrument hedging-related activities for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2003	2002	2003	2002
Fair value hedge ineffective net gains/(losses)(a)	$(277)	$6	$243	$247
Cash flow hedge ineffective net gains/(losses)(a)	(2)	—	(2)	(1)
Cash flow hedging gains on forecasted transactions that failed to occur	—	—	—	—

(a)	Includes ineffectiveness and the components of hedging instruments that have been excluded from the assessment of hedge effectiveness.

Over the next 12 months, it is expected that $143 million (after-tax) of net gains recorded in other comprehensive income at September 30, 2003 will be recognized in earnings. The maximum length of time over which forecasted transactions are hedged is 10 years, related to core lending and borrowing activities.

NOTE 20 — OFF-BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS AND GUARANTEES

For a discussion of off-balance sheet lending-related financial instruments and guarantees and the Firm’s related accounting policies, see Note 29 on pages 102-103 of JPMorgan Chase’s 2002 Annual Report.

To provide for the risk of loss inherent in commercial-related contracts, an allowance for credit losses on lending-related commitments is maintained. See pages 57-58 of this Form 10-Q for a further discussion on the allowance for credit losses on lending-related commitments.

The following table summarizes the contractual amounts relating to off-balance sheet lending-related financial instruments and guarantees and the related allowance for credit losses on lending-related commitments at September 30, 2003, and December 31, 2002:

Off-balance sheet lending-related financial instruments

			Allowance for
	Contractual amount		lending-related commitments
	September 30,	December 31,	September 30,	December 31,
(in millions)	2003	2002	2003	2002
Consumer-related	$176,677	$151,138	NA	NA
Commercial-related:
Other unfunded commitments to extend credit(a)(b)(c)	$171,561	$196,654	$180	$213
Standby letters of credit and guarantees(a)(d)	35,064	38,848	147	147
Other letters of credit(a)	2,417	2,618	2	3

Total commercial-related	$209,042	$238,120	$329	$363
Customers’ securities lent(e)	$136,927	$101,503	NA	NA

(a)	Net of risk participations totaling $16 billion at September 30, 2003 and December 31, 2002.
(b)
Includes unused advised lines of credit totaling $20 billion at September 30, 2003, and $22 billion at December 31, 2002. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable.

(c)
Includes certain asset purchase agreements of $19 billion at September 30, 2003, and $36 billion at December 31, 2002; excludes $12 billion of asset purchase agreements to multi-seller asset-backed commercial paper conduits consolidated in accordance with FIN 46 at September 30, 2003. The allowance for credit losses on lending-related commitments related to these agreements was insignificant at September 30, 2003, and December 31, 2002.

(d)	Collateral held by the Firm in support of these agreements was $8 billion at September 30, 2003 and December 31, 2002.
(e)	Collateral held by the Firm in support of these agreements was $141 billion at September 30, 2003, and $110 billion at December 31, 2002.

In November 2002, the FASB issued FIN 45, which requires a guarantor to recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee. As of January 1, 2003, newly issued or modified guarantees that are not derivative contracts have been recorded on the Firm’s Consolidated balance sheet at their fair value at inception. The Firm considers the following off-balance sheet lending arrangements to be guarantees under FIN 45: certain asset purchase agreements, standby letters of credit and financial guarantees, and securities lending indemnifications. See Note 29 on pages 102-103 of JPMorgan Chase’s 2002 Annual Report for further information regarding these guarantees and for a description of the Firm’s obligations under indemnification agreements.

The amount of the liability related to guarantees recorded at September 30, 2003, excluding the allowance for credit losses on lending-related commitments and derivative contracts discussed below, was approximately $53 million. In addition to the contracts noted above, there are certain derivative contracts to which the Firm is a counterparty that meet the characteristics of a guarantee under FIN 45. For a description of the derivatives the Firm considers to be guarantees, see Note 29 on pages 102-103 of JPMorgan Chase’s

Part I
Item 1(continued)

2002 Annual Report. These derivatives are recorded on the Consolidated balance sheets at fair value. The total notional values of the derivatives that the Firm deems to be guarantees were $51 billion and $47 billion at September 30, 2003, and December 31, 2002, respectively. The fair values related to these contracts were a derivative receivable of $146 million and a derivative payable of $479 million at September 30, 2003. The fair values of these contracts were a derivative receivable of $141 million and a derivative payable of $814 million at December 31, 2002.

NOTE 21 — FAIR VALUE OF FINANCIAL INSTRUMENTS

Refer to Note 31 on pages 104-106 of JPMorgan Chase’s 2002 Annual Report for a full description of fair value methodologies by product. For those financial instruments that are not recorded on the Consolidated balance sheet at fair value, fair value is based on quoted market prices, where available. If listed prices or quotes are not available, fair value is based on internally developed models that primarily use market-based or independent information as inputs. Primary market prices are used to determine the fair value of certain of the Firm’s financial instruments, such as loans and lending-related commitments, as they provide an estimate of prices at which such financial instruments could currently be originated.

These methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, the use of different methodologies or secondary market prices to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date; for example, using the cost of credit derivatives to estimate the fair value of commercial loans and lending-related commitments may produce a different fair value than that obtained by discounting the loan or the commitment using primary market rates. If the cost of credit derivatives were used, the fair value of the Firm’s commercial loans would be approximately $1.0 billion and $0.1 billion greater than the carrying value (i.e., commercial loans net of the allowance for loan losses) at September 30, 2003, and December 31, 2002, respectively. Following the same approach, the maximum incremental depreciation in fair value of the Firm’s lending-related commitments would be approximately 10 basis points and 40 basis points of the total notional value of these commitments at September 30, 2003, and December 31, 2002, respectively.

The following table presents the financial assets and liabilities valued under SFAS 107:

	September 30, 2003			December 31, 2002
	Carrying	Estimated	Appreciation/	Carrying	Estimated	Appreciation/
(in billions)	value	fair value	(depreciation)	value	fair value	(depreciation)

Total financial assets	$773.3	$775.8	$2.5	$739.2	$742.4	$3.2

Total financial liabilities(a)	$746.6	$749.1	(2.5)	$715.6	$716.3	(0.7)

Estimated fair value in excess of carrying value			$—			$2.5

(a)
Includes the allowance for lending-related commitments of $329 million at September 30, 2003, and $363 million at December 31, 2002. The fair value of the Firm’s lending-related commitments, using primary market rates, approximates these balances.

NOTE 22 — SEGMENT INFORMATION

JPMorgan Chase is organized into five major businesses: Investment Bank, Treasury & Securities Services, Investment Management & Private Banking, JPMorgan Partners and Chase Financial Services. These businesses are segmented based on the products and services provided or the type of customer serviced, and they reflect the manner in which financial information is currently evaluated by the Firm’s management. Results of these lines of business are presented on an “operating” basis. For a definition of “operating” basis, see the Glossary of Terms on page 67 of this Form 10-Q.

During the second quarter of 2003, JPMorgan Chase implemented new capital measurement methodologies for commercial credit risk, operating risk and private equity risk, resulting in the reallocation of capital among certain business segments. The Firm also revised its internal management reporting policies to: (1) allocate certain revenues, expenses and tax-related items that had been recorded within the Corporate segment to the other business segments, and (2) assign to Treasury & Securities Services a corporate credit allocation associated with certain credit exposures managed within the Investment Bank’s credit portfolio related to certain shared clients. The line-of-business operating results for the three and nine months ended September 30, 2003 and 2002, in the following table reflect the revised internal management reporting policies, which were previously disclosed in the Firm’s Form 8-K dated July 11, 2003. Restatements of segment results may occur in the future. For a further discussion concerning JPMorgan Chase’s business segments, see Segment Results on pages 30-44 of this Form 10-Q.

JPMorgan Chase uses shareholder value added (“SVA”) and earnings, on an operating basis, as its principal measures of franchise profitability. A 12% (after-tax) cost of capital is used for all businesses except JPMorgan Partners, which has a 15% (after-tax) cost of capital. See Segment Results on pages 24-25 and Note 33 on pages 108-109 of JPMorgan Chase’s 2002 Annual Report for a further discussion of performance measurements and policies for cost of capital allocation. The table below provides a summary of the Firm’s segment results for the three and nine months ended September 30, 2003 and 2002:

Part I
Item 1(continued)

			Investment
(in millions, except ratios)		Treasury &	Management		Chase	Corporate/
	Investment	Securities	& Private	JPMorgan	Financial	Reconciling
Three Months Ended	Bank	Services	Banking	Partners	Services	Items(a)	Total
September 30, 2003
Operating revenue(b)	$3,203	$1,013	$737	$78	$3,350	$(162)	$8,219
Intersegment revenue(b)	(55)	52	18	1	(21)	5	—
Operating earnings (loss)	922	157	85	10	460	(6)	1,628
Average allocated capital	18,910	2,604	5,490	5,721	8,991	1,415	43,131	(e)
Average managed assets(c)	512,127	18,351	33,199	8,649	223,373	19,224	814,923
Shareholder value added	344	78	(82)	(207)	185	(7)	311
Return on allocated capital(d)	19%	24%	6%	NM	20%	NM	15	%(e)

September 30, 2002
Operating revenue(b)	$2,481	$1,029	$695	$(359)	$3,667	$(212)	$7,301
Intersegment revenue(b)	(34)	41	19	(8)	6	(24)	—
Operating earnings (loss)	(255)	201	68	(278)	761	(172)	325
Average allocated capital	19,448	2,601	5,607	6,183	8,634	(305)	42,168	(e)
Average managed assets(c)	494,705	15,943	34,968	9,404	178,817	18,877	752,714
Shareholder value added	(849)	122	(104)	(514)	498	(117)	(964)
Return on allocated capital(d)	NM	31%	5%	NM	35%	NM	3	%(e)

			Investment
		Treasury &	Management		Chase	Corporate/
(in millions, except ratios)	Investment	Securities	& Private	JPMorgan	Financial	Reconciling
Nine Months Ended	Bank	Services	Banking	Partners	Services	Items(a)	Total
September 30, 2003
Operating revenue(b)	$11,518	$2,934	$2,058	$(270)	$11,021	$(665)	$26,596
Intersegment revenue(b)	(132)	132	81	1	(37)	(45)	—
Operating earnings (loss)	2,950	414	187	(298)	2,015	(413)	4,855
Average allocated capital	19,911	2,708	5,470	5,873	8,705	(80)	42,587	(e)
Average managed assets(c)	510,915	18,434	33,569	9,025	214,404	20,776	807,123
Shareholder value added	1,147	170	(309)	(962)	1,226	(277)	995
Return on allocated capital(d)	20%	20%	4%	NM	31%	NM	15	%(e)

September 30, 2002
Operating revenue(b)	$9,291	$2,961	$2,189	$(860)	$10,121	$(574)	$23,128
Intersegment revenue(b)	(134)	130	79	(6)	(5)	(64)	—
Operating earnings (loss)	1,024	503	250	(692)	1,899	(330)	2,654
Average allocated capital	19,779	2,678	5,678	6,358	8,650	(1,979)	41,164	(e)
Average managed assets(c)	488,657	17,276	36,473	9,694	176,661	22,404	751,165
Shareholder value added	(768)	261	(265)	(1,411)	1,115	(12)	(1,080)
Return on allocated capital(d)	7%	25%	6%	NM	29%	NM	8	%(e)

(a)	Corporate/Reconciling Items includes Support Units, Corporate and the net effect of management accounting policies.
(b)
Operating Revenue includes Intersegment Revenue, which includes intercompany revenue and revenue-sharing agreements, net of intersegment expenses. Transactions between business segments are primarily conducted at fair value.

(c)	Includes credit card receivables that have been securitized.
(d)	Based on annualized amounts.
(e)	Based on the Firm’s average common stockholders’ equity.

The table below presents a reconciliation of the combined segment information to the Firm’s reported net income, as included in the Consolidated statement of income, for the three and nine months ended September 30, 2003 and 2002.

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Consolidated operating earnings	$1,628	$325	$4,855	$2,654
Special items and merger and restructuring costs	—	(285)	—	(604)

Consolidated net income	$1,628	$40	$4,855	$2,050

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Financial Performance

(in millions, except per				Third Quarter Change				Nine Months Ended Sept. 30,
share and ratio data)	3Q 2003	2Q 2003	3Q 2002	2Q 2003		3Q 2002		2003	2002	Change
Revenue	$7,748	$9,034	$6,947	(14)%		12%		$25,188	$22,119	14%
Noninterest expense	5,095	5,832	5,051	(13)		1		16,468	15,603	6
Provision for credit losses	223	435	1,836	(49)		(88)		1,401	3,410	(59)
Net income	1,628	1,827	40	(11)		NM		4,855	2,050	137
Net income per share — diluted	0.78	0.89	0.01	(12)		NM		2.35	1.00	135
Return on average common equity (“ROCE”)	15%	17%	—%	(200	)bp	1,500	bp	15%	7%	800	bp

Tier 1 capital ratio	8.7%	8.4%	8.7%	30	bp	—	bp
Total capital ratio	12.1	12.0	12.4	10		(30)
Tier 1 leverage ratio	5.5	5.5	5.4	—		10

Financial Highlights — Reported Basis: Reported net income for J.P. Morgan Chase & Co. (“JPMorgan Chase” or the “Firm”) in the third quarter of 2003 was $1.6 billion, or $0.78 per share, compared with net income of $40 million, or $0.01 per share, in the third quarter of 2002, and net income of $1.8 billion, or $0.89 per share, in the second quarter of 2003. For the first nine months of 2003, reported net income was $4.9 billion, or $2.35 per share, compared with $2.1 billion, or $1.00 per share, in the same period last year.

Total revenues were $7.7 billion, up 12% from the third quarter of 2002 and down 14% from the second quarter of 2003. The year-over-year increase was led by the Investment Bank (“IB”), which had higher fixed income revenues and investment banking fees. However, these revenues and fees were lower than in the second quarter of 2003; the decline from that quarter was also attributable to lower home finance revenues at Chase Financial Services (“CFS”). For the first nine months of 2003, total revenue was $25.2 billion, up 14% from the same period last year, led by stronger performance in both IB and CFS.

Total noninterest expense was $5.1 billion, up 1% from the third quarter of 2002 and down 13% from the second quarter of 2003. The increase over the year-ago quarter was driven by Compensation expense, up 15%, due to higher performance-related incentives as a result of the improvement in revenues. The decline from the second quarter of 2003 reflected lower incentives expense associated with the decline in revenues and a reduction in Occupancy expense, which included real estate charges for unoccupied space in the second quarter. For the first nine months of 2003, total noninterest expense was $16.5 billion, up 6% from the same period last year, primarily driven by higher performance-related incentives expense and a higher level of charges for unoccupied excess real estate.

The provision for credit losses for the 2003 third quarter of $223 million was down 88% compared with the 2002 third quarter and down 49% compared with the 2003 second quarter. The provision this quarter was lower than total net charge-offs of $614 million, reflecting continued improvement in the quality of the commercial loan portfolio. Commercial nonperforming assets and criticized exposure levels declined 27% and 32%, respectively, from December 31, 2002, as a result of restructurings, reduced exposures and charge-offs during 2003. Consumer credit quality remained stable.

JPMorgan Chase’s Tier 1 Capital ratio was 8.7% at September 30, 2003. The Firm changed its calculation for risk-weighted assets during the third quarter of 2003; if the June 30, 2003, Tier 1 capital ratio had been calculated on the same basis as it was for September 30, 2003, the Tier 1 ratio would have been 8.4%, rather than the 8.7% previously reported. Tier 1 capital ratios for periods prior to June 30, 2003, have not been recalculated.

Summary of Segment Results: IB posted earnings of $922 million and $3.0 billion, and returns on allocated capital of 19% and 20% for the third quarter and nine months ended September 30, 2003, respectively, driven by stronger performance in investment banking and capital markets and lending; earnings declined from the second quarter of 2003 as unfavorable market conditions contributed to lower investment banking and portfolio management results. CFS’s 2003 third quarter earnings of $460 million and return on allocated capital of 20% declined from the same period last year due to a volatile interest rate environment in the 2003 third quarter; year-to-date earnings of $2.0 billion and a return on allocated capital of 31% reflected high production volumes across all consumer credit businesses. Treasury & Securities Services (“T&SS”) and Investment Management & Private Banking (“IMPB”) posted higher revenues, earnings and returns on allocated capital, compared with the second quarter of 2003, and JPMorgan Partners (“JPMP”) had private equity gains of $120 million in the third quarter of 2003. For a discussion of the Firm’s segment results, see pages 30-44 of this Form 10-Q.

Part I
Item 2 (continued)

RESULTS OF OPERATIONS

The following section provides a discussion of JPMorgan Chase’s results of operations on a reported basis.

Revenues

				Third Quarter Change		Nine Months Ended September 30,
(in millions)	3Q 2003	2Q 2003	3Q 2002	2Q 2003	3Q 2002	2003	2002	Change
Investment banking fees	$649	$779	$545	(17)%	19%	$2,044	$2,085	(2)%
Trading revenue	829	1,546	26	(46)	NM	3,673	2,089	76
Fees and commissions	2,742	2,551	2,665	7	3	7,781	7,792	—
Private equity gains (losses)	120	(29)	(315)	NM	NM	(130)	(678)	81
Securities gains	164	768	578	(79)	(72)	1,417	816	74
Mortgage fees and related income	(17)	292	512	NM	NM	692	1,080	(36)
Other revenue	213	64	200	233	7	385	390	(1)
Net interest income	3,048	3,063	2,736	—	11	9,326	8,545	9

Total revenue	$7,748	$9,034	$6,947	(14)	12	$25,188	$22,119	14

Investment banking fees

For a discussion of Investment banking fees, which are primarily recorded in IB, see IB segment results on pages 32-34 of this Form 10-Q.

Trading revenue

The table below provides the components of Trading revenue:

				Third Quarter Change		Nine Months Ended September 30,
(in millions)	3Q 2003	2Q 2003	3Q 2002	2Q 2003	3Q 2002	2003	2002	Change
Equities	$130	$218	$(161)	(40)%	NM	$587	$314	87%
Fixed income and other	699	1,328	187	(47)	274%	3,086	1,775	74

Total	$829	$1,546	$26	(46)	NM	$3,673	$2,089	76

Trading revenue in the quarter of $829 million improved significantly from last year’s third quarter revenue of $26 million and was down 46% from the second quarter of 2003. For the nine months ended September 30, 2003, Trading revenue of $3.7 billion was up 76% from the same period last year. The growth from both periods last year reflected stronger client and portfolio management revenues, related to market-making and proprietary risk-taking activities. Trading revenue was down from the second quarter of 2003 due to lower portfolio management results. Trading revenue, on a reported basis, excludes the impact of Net interest income (“NII”) related to IB’s trading activities, which is reported in NII. However, the Firm includes NII in Trading revenue for segment reporting purposes to better assess the profitability of IB’s trading business. For additional information on Trading revenue, see IB segment discussion on pages 32-34 of this Form 10-Q.

Fees and commissions

Fees and commissions of $2.7 billion for the quarter increased 3% and 7% compared with the third quarter of 2002 and the second quarter of 2003, respectively. For the first nine months of 2003, Fees and commissions were flat versus the comparable period in 2002. The table below provides the significant components of Fees and commissions:

				Third Quarter Change		Nine Months Ended September 30,
(in millions)	3Q 2003	2Q 2003	3Q 2002	2Q 2003	3Q 2002	2003	2002	Change
Investment management, custody and processing services	$944	$891	$923	6%	2%	$2,720	$2,896	(6)%
Credit card revenue	756	698	806	8	(6)	2,146	2,062	4
Brokerage and investment services	343	321	321	7	7	941	958	(2)
Other lending-related service fees	157	127	128	24	23	408	386	6
Deposit service fees	298	284	288	5	3	867	851	2
Other fees	244	230	199	6	23	699	639	9

Total	$2,742	$2,551	$2,665	7	3	$7,781	$7,792	—

Compared with the third quarter of 2002 and the second quarter of 2003, Investment management, custody and processing services fees increased 2% and 6%, respectively, primarily due to the increasing equity valuations of assets under management and non-U.S. securities under custody. Credit card revenue was 6% lower than in the third quarter of 2002 but 8% higher than in the immediately preceding quarter. Brokerage and investment services fees increased 7% from both the 2002 third quarter and the 2003 second

Part I
Item 2 (continued)

quarter, stemming from a higher volume of brokerage transactions associated with more active global equities markets. The other factors contributing to the increases were the impact of growth in business volume, new business and recent acquisitions, including JPMorgan Retirement Planning Services (“RPS”) in June 2003.

For the first nine months of 2003, Investment management, custody and processing services fees were 6% lower than in the same period last year, principally driven by the lower year-over-year values of assets under management and institutional outflows. This decrease was offset by higher Credit card revenue of 4% and the impact of growth in business volume, new business and recent acquisitions.

For additional information on Fees and commissions, see the segment discussions of T&SS for custody and securities processing fees, IMPB for investment management fees, and CFS for consumer-related fees on pages 34-35, 36-37 and 39-44, respectively, of this Form 10-Q.

Private equity gains (losses)

Private equity gains were $120 million, compared with losses of $315 million in the third quarter of 2002 and $29 million in the second quarter of 2003. For the first nine months of the year, Private equity losses were $130 million, versus losses of $678 million for the same period a year ago. For a discussion of Private equity gains (losses), which are primarily recorded in JPMP, see JPMP segment results on pages 37-39 of this Form 10-Q.

Securities gains

Securities gains of $164 million declined 72% and 79% from the third quarter of 2002 and the second quarter of 2003, respectively. On a year-to-date basis, Securities gains of $1.4 billion were up 74% from the same period last year. The declines from the prior quarters were driven by lower gains realized from sales of mortgage-backed securities in IB and Chase Home Finance (“CHF”), due to the impact of higher interest rates. The increase from the first nine months of 2002 was attributable to the substantial gains realized in the first half of 2003, when rates were at their lowest level in several years. IB uses securities to manage, in part, asset/liability exposures of the Firm; CHF uses these instruments to economically hedge the value of mortgage servicing rights (“MSRs”).

Mortgage fees and related income

Mortgage fees and related income declined to negative $17 million in the third quarter of 2003 from $512 million in the same quarter of last year and $292 million in the immediately preceding quarter. On a year-to-date basis, income of $692 million declined 36% from the same period in 2002. For a further disclosure of Mortgage fees and related income, see Note 3 on page 8 of this Form 10-Q.

Other revenue

Other revenue of $213 million rose by 7% from the 2002 third quarter and 233% from the 2003 second quarter. Revenue in the 2003 third quarter reflected several gains, including $61 million from loan restructurings; $51 million from sales of securities acquired in loan satisfactions; and $50 million of gains from a higher volume of commercial real estate loan securitizations. These were partly offset by lower net results of corporate and bank-owned life insurance policies. The third quarter of 2002 included a $50 million gain on the sale of the Firm’s interest in a non-U.S. securities clearing firm, and $20 million related to the cancellation of the proposed purchase by New York City of 15 Broad/23 Wall Street. In the first nine months of 2003, Other revenue was slightly lower compared with the same period a year ago.

Net interest income

NII of $3.0 billion was $312 million higher than in the third quarter of 2002 and relatively flat compared with the second quarter of 2003. The increase from last year was primarily driven by the declining interest rate environment, resulting in record originations in, and wider spreads on, mortgage loans. However, in the 2003 third quarter, deposit spreads declined. For the nine months ended September 30, 2003, NII of $9.3 billion increased 9% compared with the same period last year, due to lower overall funding costs and volume growth in mortgages and automobile loans. Trading-related net interest income of $449 million was up $63 million from the 2002 third quarter and down $30 million from the 2003 second quarter.

On an aggregate basis, the Firm’s total average interest-earning assets were $591 billion, compared with $549 billion in the third quarter of 2002 and $571 billion in the second quarter of 2003. The net interest yield on these assets, on a fully taxable-equivalent basis, was 2.05%, up six basis points from the prior-year quarter and down 11 basis points from the 2003 second quarter.

Part I
Item 2 (continued)

NONINTEREST EXPENSE

Noninterest expense of $5.1 billion was relatively flat compared with the third quarter of 2002, but was down 13% from the second quarter of 2003. For the nine months ended September 30, 2003, Noninterest expense of $16.5 billion was up 6% from the same period last year. The following table presents the components of Noninterest expense:

Noninterest expense

				Third Quarter Change		Nine Months Ended September 30,
(in millions)	3Q 2003	2Q 2003	3Q 2002	2Q 2003	3Q 2002	2003	2002	Change
Compensation expense	$2,713	$3,231	$2,367	(16)%	15%	$9,118	$7,951	15%
Occupancy expense	391	543	478	(28)	(18)	1,430	1,181	21
Technology and communications expense	719	732	625	(2)	15	2,088	1,919	9
Other expense	1,272	1,226	1,248	4	2	3,732	3,735	—
Surety settlement and litigation reserve	—	100	—	NM	NM	100	—	NM
Merger and restructuring costs	—	—	333	NM	NM	—	817	NM

Total noninterest expense	$5,095	$5,832	$5,051	(13)	1	$16,468	$15,603	6

Compensation expense

For the third quarter and first nine months of 2003, Compensation expense rose 15% over both comparable prior-year periods, to $2.7 billion and $9.1 billion, respectively. The increase was attributable to higher performance-related incentive accruals and higher pension and other postretirement benefit costs, primarily due to changes in actuarial assumptions. The increase related to incentive accruals includes the impact of adopting SFAS 123 effective January 1, 2003, and the reversal in 2002 of previously accrued expenses for certain forfeitable key employee stock awards. The increases were partially offset by reduced costs related to the vesting of prior-year stock awards, forfeitures of stock awards, lower severance-related costs, and the transfer beginning April 1, 2003, of 2,800 employees to IBM in connection with a technology infrastructure outsourcing agreement. The 16% decrease from the immediately preceding quarter was primarily due to lower performance-related cash incentive accruals of $570 million.

Occupancy expense

Occupancy expense of $391 million decreased 18% from the third quarter of 2002 and 28% from the second quarter of 2003 but, on a year-to-date basis, was 21% above the same period of 2002. The Firm recorded a $7 million credit partly as a result of the sale of 15 Broad/23 Wall Street in the third quarter of 2003 and recorded charges for unoccupied excess real estate of $128 million, $78 million and $98 million in the second and first quarters of this year and in the third quarter of 2002, respectively. The increase in Occupancy expense for the nine months ended September 30, 2003, was primarily the result of additional leased space in midtown Manhattan, higher real estate taxes in New York and the cost of enhanced safety measures. JPMorgan Chase continues to evaluate its current and projected space requirements. There is no assurance that the Firm will be able to dispose of its excess premises, or that it will not incur additional charges in connection with such dispositions.

Technology and communications expense

In the third quarter of 2003, Technology and communications expense was $719 million, up 15% from the third quarter of 2002, but down slightly from the second quarter of 2003. For the nine months ended September 30, 2003, Technology and communications expense was $2.1 billion, up 9% versus the same period last year. These increases were primarily due to the shift in expenses from Compensation expense and Other expense into Technology and communications expense as a result of the aforementioned IBM outsourcing agreement. The impact on total expenses as a result of this agreement is expected to be small in 2003.

Other expense

Other expense increased only slightly from both the third quarter of 2002 and the second quarter of 2003 and was flat for the comparable year-to-date period. The following table presents the components of Other expense:

				Third Quarter Change		Nine Months Ended September 30,
(in millions)	3Q 2003	2Q 2003	3Q 2002	2Q 2003	3Q 2002	2003	2002	Change
Professional services	$325	$324	$307	—%	6%	$974	$925	5%
Outside services	294	310	256	(5)	15	876	745	18
Marketing	179	167	179	7	—	510	469	9
Travel and entertainment	103	102	102	1	1	294	315	(7)
Amortization of intangibles	73	73	80	—	(9)	220	241	(9)
All other	298	250	324	19	(8)	858	1,040	(18)

Total other expense	$1,272	$1,226	$1,248	4	2	$3,732	$3,735	—

Part I
Item 2 (continued)

Professional services and Outside services increased from last year’s quarter and year-to-date period to support the volume growth in the national consumer credit and securities processing businesses. These were partly offset by expense management initiatives, including a shift in Professional services expense to Technology and communications expense, the result of approximately 1,000 system consultants moving to IBM in connection with the outsourcing agreement. The 4% increase in Other expense from the 2003 second quarter reflected higher credit card marketing expense and additional accruals related to pending legal matters unrelated to Enron.

Surety settlement and litigation reserve

The second quarter of 2003 included a $100 million addition to the Enron-related litigation reserve.

Merger and restructuring costs

All costs related to business restructurings announced after January 1, 2002, were recorded in their related expense categories. By contrast, merger and restructuring costs of $333 million in the 2002 third quarter and $817 million for the 2002 year-to-date period for programs announced prior to January 1, 2002, were viewed by management as nonoperating expenses or “special items.” Refer to Note 12 on pages 17-18 of this Form 10-Q for a summary of costs incurred in 2003 and 2002, and to page 21 and Note 6 on page 78 of JPMorgan Chase’s 2002 Annual Report.

Management currently anticipates that Noninterest expense for full-year 2003 will be higher than for full-year 2002, excluding the impact of Enron-related litigation and merger charges, driven primarily by increased incentives from improved business performance.

Provision for credit losses

The 2003 third quarter Provision for credit losses of $223 million was $1.6 billion lower than in the comparable 2002 quarter and $212 million lower than in the 2003 second quarter. The provision for credit losses of $1.4 billion for the nine months ended September 30, 2003, was $2.0 billion lower than for the same period last year. The declines from the prior periods primarily reflected continued improvement in the quality of the commercial loan portfolio. For a discussion of charge-offs associated with the commercial and consumer loan portfolios and the Allowance for credit losses, see pages 47-58 and 57-58, respectively, of this Form 10-Q.

Income tax expense

Income tax expense was $802 million, compared with $20 million in the third quarter of 2002 and $940 million in the second quarter of 2003. For the first nine months of 2003, Income tax expense was $2.5 billion, compared with $1.1 billion for the first nine months of 2002. The effective tax rate was 33% in the third quarter of 2003, compared with 34% for all other periods. The decline was principally attributable to a change in the proportion of income subject to state and local taxes.

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

In addition to analyzing the Firm’s results on a reported basis, management uses the non-GAAP financial measure “operating basis” to assess each of its lines of business and to measure overall Firm results against targeted goals. Operating basis starts with reported U.S. GAAP results and then excludes the impact of credit card securitizations. JPMorgan Chase periodically securitizes a portion of its credit card portfolio by selling a pool of credit card receivables to a trust, which issues securities to investors. When credit card receivables are securitized, the Firm ceases to accrue the related interest and credit costs; instead, the Firm receives fee revenue for continuing to service those receivables and additional revenue from any interest and fees on the receivables in excess of the interest paid to investors, net of credit losses and servicing fees. As a result, securitization does not change JPMorgan Chase’s reported or operating net income; however, it does affect the classification of items in the Consolidated statements of income.

The Firm also reports credit costs on a “managed” or “operating” basis. Credit costs on an operating basis are composed of the Provision for credit losses in the Consolidated statements of income (which includes a provision for credit card receivables on the Consolidated balance sheets) as well as credit costs associated with securitized credit card loans. As a holder of residual interests in securitization trusts, the Firm bears its share of the credit costs for securitized loans. In the Firm’s U.S. GAAP Consolidated financial statements, credit costs associated with securitized credit card loans reduce the noninterest income remitted to the Firm from the trusts. This income is reported in credit card revenue in Fees and commissions over the life of the securitization.

Prior to 2003, the Firm also excluded from its operating results the impact of merger and restructuring costs and special items, as these transactions were viewed by management as not part of the Firm’s normal daily business operations or unusual in nature and, therefore, not indicative of trends. (To be considered a special item, the nonrecurring gain or loss had to be at least $75 million or more during 2002.) Commencing in 2003, management has determined that many of the costs previously considered nonoperating will be deemed operating costs; therefore, all such costs will be included in the Firm’s reported results. However, it is possible that in the future, management may designate certain material gains or losses incurred by the Firm to be “special items.”

Part I
Item 2 (continued)

The following summary tables provide a reconciliation between the Firm’s reported and operating results for the periods indicated:

	Three Months Ended September 30, 2003					Three Months Ended September 30, 2002
(in millions, except per	Reported	Credit	Special		Operating	Reported	Credit	Special		Operating
share data)	results(a)	card(b)	items(c)	Reclasses(d)	basis	results(a)	card(b)	items(c)	Reclasses(d)	basis

Consolidated income statement
Revenue:
Investment banking fees	$649	$—	$—	$—	$649	$545	$—	$—	$—	$545
Trading revenue	829	—	—	449	1,278	26	—	—	386	412
Fees and commissions	2,742	(173)	—	—	2,569	2,665	(237)	—	—	2,428
Private equity gains (losses)	120	—	—	—	120	(315)	—	—	—	(315)
Securities gains	164	—	—	—	164	578	—	—	—	578
Mortgage fees and related income	(17)	—	—	—	(17)	512	—	—	—	512
Other revenue	213	(14)	—	—	199	200	(10)	—	—	190
Net interest income	3,048	658	—	(449)	3,257	2,736	601	—	(386)	2,951

Total revenue	7,748	471	—	—	8,219	6,947	354	—	—	7,301

Noninterest expense:
Compensation expense (e)	2,713	—	—	—	2,713	2,367	—	—	—	2,367
Noncompensation expense(e)(f)	2,382	—	—	—	2,382	2,351	—	(98)	—	2,253
Merger and restructuring costs	—	—	—	—	—	333	—	(333)	—	—

Total noninterest expense	5,095	—	—	—	5,095	5,051	—	(431)	—	4,620
Operating margin	2,653	471	—	—	3,124	1,896	354	431	—	2,681
Credit costs	223	471	—	—	694	1,836	354	—	—	2,190

Income before income tax expense	2,430	—	—	—	2,430	60	—	431	—	491
Income tax expense	802	—	—	—	802	20	—	146	—	166

Net income	$1,628	$—	$—	$—	$1,628	$40	$—	$285	$—	$325

Earning per share — diluted	$0.78	$—	$—	$—	$0.78	$0.01	$—	$0.15	$—	0.16

	Nine Months Ended September 30, 2003					Nine Months Ended September 30, 2002
(in millions, except per	Reported	Credit	Special		Operating	Reported	Credit	Special		Operating
share data)	results (a)	card(b)	items(c)	Reclasses(d)	basis	results(a)	card(b)	items(c)	Reclasses(d)	basis

Consolidated income statement
Revenue:
Investment banking fees	$2,044	$—	$—	$—	$2,044	$2,085	$—	$—	$—	$2,085
Trading revenue	3,673	—	—	1,611	5,284	2,089	—	—	1,212	3,301
Fees and commissions	7,781	(464)	—	—	7,317	7,792	(468)	—	—	7,324
Private equity gains (losses)	(130)	—	—	—	(130)	(678)	—	—	—	(678)
Securities gains	1,417	—	—	—	1,417	816	—	—	—	816
Mortgage fees and related income	692	—	—	—	692	1,080	—	—	—	1,080
Other revenue	385	(42)	—	—	343	390	(49)	—	—	341
Net interest income	9,326	1,914	—	(1,611)	9,629	8,545	1,526	—	(1,212)	8,859

Total revenue	25,188	1,408	—	—	26,596	22,119	1,009	—	—	23,128

Noninterest expense:
Compensation expense (e)	9,118	—	—	—	9,118	7,951	—	—	—	7,951
Noncompensation expense(e)(f)	7,350	—	—	—	7,350	6,835	—	(98)	—	6,737
Merger and restructuring costs	—	—	—	—	—	817	—	(817)	—	—

Total noninterest expense	16,468	—	—	—	16,468	15,603	—	(915)	—	14,688
Operating margin	8,720	1,408	—	—	10,128	6,516	1,009	915	—	8,440
Credit costs	1,401	1,408	—	—	2,809	3,410	1,009	—	—	4,419

Income before income tax expense	7,319	—	—	—	7,319	3,106	—	915	—	4,021
Income tax expense	2,464	—	—	—	2,464	1,056	—	311	—	1,367

Net income	$4,855	$—	$—	$—	$4,855	$2,050	$—	$604	$—	$2,654

Earning per share — diluted	$2.35	$—	$—	$—	$2.35	$1.00	$—	$0.30	$—	$1.30

Part I
Item 2 (continued)

(a)	Represents condensed results as reported in JPMorgan Chase’s Consolidated financial statements.
(b)	Represents the impact of credit card securitizations. For securitized receivables, amounts that normally would be reported as NII and as Provision for credit losses are reported as noninterest revenue.
(c)	For 2002, includes merger and restructuring costs and other special items. For a description of special items, see Glossary of terms on page 68 of this Form 10-Q.
(d)	On an operating basis, JPMorgan Chase reclassifies trading-related net interest income from NII to Trading revenue.
(e)	Includes severance and other related costs associated with expense containment programs implemented in 2002.
(f)	Includes Occupancy expense, Technology and communications expense, Other expense and Surety settlement and litigation reserve.

Other Non-GAAP Financial Measures Used By the Firm in Evaluating Its Lines of Business

The Firm uses the shareholder value added (“SVA”) framework to measure performance of its business segments. To derive SVA, a non-GAAP financial measure, the Firm applies a cost of capital to each business segment. The capital elements and resultant capital charges provide the businesses with the financial framework to evaluate the trade-off between the use of capital by each business unit versus its return to shareholders. See segment results on page 24-25 of JPMorgan Chase’s 2002 Annual Report for a further discussion of SVA. The following table provides a reconciliation of the Firm’s SVA to operating earnings on a consolidated basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2003	2002	2003	2002
Operating earnings	$1,628	$325	$4,855	$2,654
Less: preferred dividends	13	13	38	39

Adjusted operating earnings	1,615	312	4,817	2,615
Less: cost of capital	1,304	1,276	3,822	3,695

SVA	$311	$(964)	$995	$(1,080)

The following table provides a reconciliation of the Firm’s average assets to average managed assets, a non-GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2003	2002	2003	2002
Average assets	$782,426	$724,366	$775,122	$726,007
Average credit card securitizations	32,497	28,348	32,001	25,158

Average managed assets	$814,923	$752,714	$807,123	$751,165

SEGMENT RESULTS

JPMorgan Chase’s segment results reflect the manner in which financial information is currently evaluated by the Firm’s management and is presented on an “operating” basis. Prior-period segment results have been adjusted to reflect alignment of management accounting policies or changes in organizational structure among businesses. Line-of-business operating results reflect the revised internal management reporting policies previously disclosed in the Firm’s Form 8-K dated July 11, 2003. For a further discussion of these management accounting policies changes, see Note 22 on page 22 of this Form 10-Q.

Restatements of segment results may occur in the future as a result of the continued allocation of revenue and expense items from the Corporate segment to the other business segments. See Support Units and Corporate on page 44 of this Form 10-Q for a further discussion. For a discussion of the Firm’s methodologies of allocating capital to its business units, see Capital Management on pages 45-46 of this Form 10-Q, and Segment Results on pages 24-25 of JPMorgan Chase’s 2002 Annual Report.

Part I
Item 2 (continued)

The table below provides summary financial information on an operating basis for the five major business segments and the Corporate segment. It also reconciles operating revenue to reported revenue and operating earnings to net income.

Summary of segment results

Operating revenue
				Third Quarter Change		Nine Months Ended September 30,
(in millions)	3Q 2003	2Q 2003	3Q 2002	2Q 2003	3Q 2002	2003	2002	Change
Investment Bank	$3,203	$4,254	$2,481	(25)%	29%	$11,518	$9,291	24%
Treasury & Securities Services	1,013	985	1,029	3	(2)	2,934	2,961	(1)
Investment Management & Private Banking	737	679	695	9	6	2,058	2,189	(6)
JPMorgan Partners	78	(70)	(359)	NM	NM	(270)	(860)	69
Chase Financial Services	3,350	3,976	3,667	(16)	(9)	11,021	10,121	9
Support Units and Corporate	(162)	(310)	(212)	48	24	(665)	(574)	(16)

Total operating revenue	8,219	9,514	7,301	(14)	13	26,596	23,128	15

Less: Impact of credit card securitizations	471	480	354	(2)	33	1,408	1,009	40

Total reported revenue	$7,748	$9,034	$6,947	(14)	12	$25,188	$22,119	14

Operating earnings
				Third Quarter Change		Nine Months Ended September 30,
(in millions)	3Q 2003	2Q 2003	3Q 2002	2Q 2003	3Q 2002	2003	2002	Change
Investment Bank	$922	$1,086	$(255)	(15)%	NM	$2,950	$1,024	188%
Treasury & Securities Services	157	126	201	25	(22)%	414	503	(18)
Investment Management & Private Banking	85	67	68	27	25	187	250	(25)
JPMorgan Partners	10	(91)	(278)	NM	NM	(298)	(692)	57
Chase Financial Services	460	881	761	(48)	(40)	2,015	1,899	6
Support Units and Corporate	(6)	(242)	(172)	98	97	(413)	(330)	(25)

Total operating earnings	1,628	1,827	325	(11)	401	4,855	2,654	83

Less: Impact of special items (a)	—	—	285	NM	NM	—	604	NM

Net income	$1,628	$1,827	$40	(11)	NM	$4,855	$2,050	137

(a)	Includes merger and restructuring costs and other special items in 2002.

Part I
Item 2 (continued)

INVESTMENT BANK

For a discussion of the business profile of the Investment Bank, see pages 26-28 of JPMorgan Chase’s 2002 Annual Report. The following table sets forth selected IB financial data:

(in millions, except ratios and				Third Quarter Change				Nine Months Ended September 30,
employees)	3Q 2003	2Q 2003	3Q 2002	2Q 2003		3Q 2002		2003	2002	Change
Operating revenue	$3,203	$4,254	$2,481	(25)%		29%		$11,518	$9,291	24%
Operating expense:
Compensation expense	977	1,392	722	(30)		35		3,690	2,910	27
Noncompensation expense	823	913	846	(10)		(3)		2,571	2,569	—
Severance and related costs	26	150	79	(83)		(67)		280	250	12

Total operating expense	1,826	2,455	1,647	(26)		11		6,541	5,729	14
Operating margin	1,377	1,799	834	(23)		65		4,977	3,562	40
Credit costs	(181)	(4)	1,316	NM		NM		60	1,904	(97)
Corporate credit allocation	(11)	(11)	(25)	—		56		(36)	(68)	47
Operating earnings	$922	$1,086	$(255)	(15)		NM		$2,950	$1,024	188

Average allocated capital	$18,910	$20,061	$19,448	(6)%		(3)%		$19,911	$19,779	1%
Average assets	512,127	495,114	494,705	3		4		510,915	488,657	5
Shareholder value added	344	481	(849)	(28)		NM		1,147	(768)	NM
Return on allocated capital	19%	22%	NM	(300	)bp	NM		20%	7%	1,300	bp
Overhead ratio	57	58	66%	(100)		(900	)bp	57	62	(500)
Overhead ratio (excluding severance and related costs)	56	54	63	200		(700)		54	59	(500)
Compensation as % of revenue (excl. severance and related costs)	31	33	29	(200)		200		32	31	100
Full-time equivalent employees	14,491	14,464	16,370	—%		(11)%
Shareholder value added:
Operating earnings	$922	$1,086	$(255)	(15)		NM		$2,950	$1,024	188%
Less: preferred dividends	5	5	5	—		—		16	16	—

Adjusted operating earnings	917	1,081	(260)	(15)		NM		2,934	1,008	191
Less: cost of capital	573	600	589	(5)		(3)		1,787	1,776	1

Total shareholder value added	$344	$481	$(849)	(28)		NM		$1,147	$(768)	NM

OPERATING REVENUE:
				Third Quarter Change		Nine Months Ended September 30,
(in millions)	3Q 2003	2Q 2003	3Q 2002	2Q 2003	3Q 2002	2003	2002	Change
Investment banking fees
Advisory	$161	$162	$139	(1)%	16%	$482	$527	(9)%
Equity underwriting	173	163	56	6	209	444	382	16
Debt underwriting	302	440	334	(31)	(10)	1,094	1,137	(4)

Total	636	765	529	(17)	20	2,020	2,046	(1)

Capital markets & lending
Fixed income	1,449	2,175	908	(33)	60	5,616	3,962	42
Global treasury	371	626	607	(41)	(39)	1,602	1,260	27
Credit portfolio	406	298	441	36	(8)	1,116	1,213	(8)
Equities	341	390	(4)	(13)	NM	1,164	810	44

Total	2,567	3,489	1,952	(26)	32	9,498	7,245	31

Total	$3,203	$4,254	$2,481	(25)	29	$11,518	$9,291	24

TOTAL-RETURN REVENUE:
(in millions)
Capital markets & lending total-return revenue (a)
Fixed income	$1,525	$2,111	$942	(28)%	62%	$5,588	$4,024	39%
Global treasury	492	437	363	13	36	1,465	1,047	40
Credit portfolio	406	298	441	36	(8)	1,116	1,213	(8)
Equities	341	390	(4)	(13)	NM	1,164	810	44

Total	$2,764	$3,236	$1,742	(15)	59	$9,333	$7,094	32

(a)	Total-return revenue represents operating revenue plus the change in unrealized gains or losses on investment securities and hedges (included in comprehensive income) and internally transfer-priced assets and liabilities.

Part I
Item 2 (continued)

IB reported operating earnings of $922 million in the quarter, compared with an operating loss of $255 million in the third quarter of 2002 and operating earnings of $1.1 billion in the second quarter of 2003. For the first nine months of 2003, operating earnings of $3.0 billion were 188% higher than in the same period last year. For the third quarter of 2003, return on allocated capital was 19%, compared with 22% in the previous quarter. Return on allocated capital for the first nine months of 2003 was 20%, compared with 7% in the first nine months of 2002. Operating revenue of $3.2 billion in the third quarter of 2003 was 29% higher than in the third quarter of 2002 and down 25% from the second quarter of 2003. For the first nine months of 2003, operating revenue of $11.5 billion increased 24% over the same period last year.

Investment banking fees of $636 million increased 20% from the third quarter of 2002 and were down 17% from the second quarter of 2003. Advisory revenues were up 16% from the third quarter of 2002 and down 1% from the second quarter of 2003, reflecting continued market weakness in merger and acquisition (“M&A”) activity. Equity underwriting fees were up 209% from the third quarter of 2002, reflecting increases in market share and equity volumes. Compared with the second quarter of 2003, equity underwriting fees were up 6%. Debt underwriting revenue was down versus both periods; the decline from the second quarter of 2003 reflected lower loan syndication fees, as demand for new corporate loans decreased, and lower bond underwriting fees, as market volumes declined. For the nine months ended September 30, 2003, Investment banking fees decreased 1% compared with the prior-year period, driven by declines in M&A activity and offset by growth in equity underwriting. For the first nine months of the year, the Firm improved its rankings in Global announced M&A to #3 and Global equity & equity related to #4, and it maintained its #1 ranking in Global syndicated loans and its #2 ranking in U.S. investment-grade bonds.

IB’s capital markets and lending activities include Fixed income and Equities market-making and proprietary risk-taking; Global treasury, which manages the Firm’s overall interest rate exposure and investment securities activities; and Credit portfolio, which includes corporate lending and credit risk management activities. Capital markets and lending operating revenue includes both client revenue and portfolio management revenue; the latter reflects net gains or losses, exclusive of client revenue, generated from managing residual risks in the portfolios. In addition, portfolio management revenue includes gains or losses related to proprietary risk-taking activities to capture market opportunities. IB evaluates its capital markets activities by considering all revenue related to these activities, including Trading revenue, Fees and commissions, Securities gains and related Net interest income and Other revenue. These activities are managed on a total-return revenue basis, including operating revenue plus the change in unrealized gains or losses on investment securities and hedges (included in comprehensive income) and internally transfer-priced assets and liabilities.

Capital markets and lending operating revenue for the quarter was $2.6 billion, up 32% from the third quarter of 2002 and down 26% when compared with the second quarter of 2003. For the first nine months of 2003, Capital markets and lending operating revenue was $9.5 billion, up 31% from last year.

Capital markets and lending total-return revenue of $2.8 billion was up 59% from the third quarter of 2002 on stronger client and portfolio management revenue, related to both market-making activities and proprietary risk-taking activities. Compared with the second quarter of 2003, capital markets and lending total return revenue was down 15%, as lower portfolio management results more than offset increased client revenue. Capital markets client revenue was at the highest quarterly level since the merger. Fixed income revenue of $1.5 billion increased 62% from the third quarter of 2002 and decreased 28% from the second quarter of 2003. The decline from the second quarter was primarily driven by lower portfolio management results in the global rates businesses, which were not positioned to take advantage of the increase in interest rates in the middle of the quarter. Global treasury had revenue of $492 million, up 36% from the third quarter of 2002 and up 13% from the second quarter of 2003. The increase was driven by gains from portfolio positioning, as interest rates increased and mortgage-backed securities spreads tightened. Global treasury’s activities complement, and offer a strategic balance and diversification benefit to, the Firm’s trading and fee-based activities. Credit portfolio revenue of $406 million was down 8% from the third quarter of 2002, driven primarily by lower mark-to-market (“MTM”) revenue related to credit derivatives used to economically hedge IB’s credit exposure. The decrease in MTM revenue was generally driven by overall widening of credit spreads in the third quarter of 2002 as compared with the overall global tightening of credit spreads in the third quarter of 2003. Compared with the second quarter of 2003, Credit portfolio revenue was up 36% due to higher MTM revenue, driven primarily by less severe credit spread tightening in the third quarter of 2003. For additional information, see the Credit Risk Management discussion on credit derivatives on pages 53-55 of this Form 10-Q. Equity capital markets revenue of $341 million was up substantially compared with results in the third quarter of 2002, which included weak portfolio management results in equity derivatives. Compared with the second quarter of 2003, equity capital markets revenue declined 13%, as higher client revenue in the cash business was more than offset by lower portfolio management results in equity derivatives.

For the first nine months of 2003, Capital markets and lending total-return revenue was $9.3 billion, up 32% from last year. Fixed income revenue was up 39% due to higher portfolio management revenue in the first half of 2003, driven by favorable positioning in interest rate, credit and foreign exchange markets. Global treasury revenue was up 40% from last year due to risk positioning to benefit from interest rate movements. Credit portfolio revenue of $1.1 billion was down 8% from last year, due to lower MTM revenue resulting from credit spread tightening in the second quarter of 2003, as well as lower net interest income, reflecting lower levels of commercial loan outstandings. Equities revenue of $1.2 billion was up 44% due to higher client and portfolio management results in derivatives and convertibles.

Part I
Item 2 (continued)

Operating expense of $1.8 billion increased 11% from the third quarter of 2002 and decreased 26% from the second quarter of 2003. The increase from last year was driven by higher incentives resulting from improved financial performance, partially offset by lower noncompensation expenses and lower severance and related costs. Noncompensation expense decreased 3% from the third quarter of 2002 and 10% from the second quarter of 2003, primarily due to lower litigation costs. Severance and related costs decreased 67% from the third quarter of 2002, primarily related to severance, and decreased 83% from the second quarter of 2003, primarily driven by lower real estate charges.

For the first nine months of 2003, operating expense was $6.5 billion, up 14% compared with the same period last year, mainly due to higher incentives from improved financial performance. Noncompensation expense of $2.6 billion was flat compared with the first nine months of 2002. Severance and related costs of $280 million were up 12% from the same period last year reflecting the impact of losses on subletting unoccupied real estate, partially offset by lower severance costs.

Credit costs, reflecting a reduction in the allowance for credit losses, were negative $181 million for the quarter, compared with $1.3 billion for the third quarter of 2002 and negative $4 million in the second quarter of 2003. The lower provision resulted from the restructuring of several nonperforming commercial loans and improvement in the overall credit quality of the portfolio. For the first nine months of 2003, credit costs were $60 million, or 97% lower than in the same period last year. For additional information, see Credit Risk Management on pages 47-59 of this Form 10-Q.

The outlook for IB remains cautiously optimistic, based upon the gradual improvement of the overall economic environment. Continued economic improvement should support growth in client-related activities within capital markets, allow for a more favorable investment banking market and improve credit portfolio quality.

Market Share/Rankings:(a)	Third Quarter				Nine Months Ended September 30,
	2003		2002		2003		2002
Global syndicated loans	15%	# 1	21%	# 1	18%	# 1	24%	# 1
U.S. investment-grade bonds	15	# 2	15	# 2	15	# 2	17	# 2
Euro-denominated corporate international bonds	7	# 2	5	# 9	5	# 6	6	# 4
Global equity and equity-related	9	# 4	2	#15	10	# 4	5	# 8
U.S. equity and equity-related	7	# 6	3	# 8	11	# 4	6	# 6
Global announced M&A	14	# 6	12	# 7	16	# 3	14	# 7

(a)
Derived from Thomson Financial Securities data, which reflects subsequent updates to prior-period information. Global announced M&A is based on rank value; all other rankings are based on proceeds, with full credit to each book manager/equal if joint.

TREASURY & SECURITIES SERVICES
For a discussion of the profiles for each business within T&SS, see pages 29-30 of JPMorgan Chase’s 2002 Annual Report. The following table sets forth selected financial data of T&SS:

(in millions, except ratios and				Third Quarter Change				Nine Months Ended September 30,
employees)	3Q 2003	2Q 2003	3Q 2002	2Q 2003		3Q 2002		2003	2002	Change
Operating revenue	$1,013	$985	$1,029	3%		(2)%		$2,934	$2,961	(1)%
Operating expense:
Compensation expense	312	312	286	—		9		939	884	6
Noncompensation expense	456	465	450	(2)		1		1,348	1,343	—
Severance and related costs	10	24	4	(58)		150		38	12	217

Total operating expense	778	801	740	(3)		5		2,325	2,239	4
Operating margin	235	184	289	28		(19)		609	722	(16)
Credit costs	(1)	1	(1)	NM		—		1	(1)	NM
Corporate credit allocation	11	11	25	—		(56)		36	68	(47)
Operating earnings	$157	$126	$201	25		(22)		$414	$503	(18)

Average allocated capital	$2,604	$2,765	$2,601	(6)%		—%		$2,708	$2,678	1%
Average assets	18,351	19,381	15,943	(5)		15		18,434	17,276	7
Shareholder value added	78	43	122	81		(36)		170	261	(35)
Return on allocated capital	24%	18%	31%	600	bp	(700	)bp	20%	25%	(500	)bp
Overhead ratio	77	81	72	(400)		500		79	76	300
Assets under custody (in billions)	$6,926	$6,777	$6,251	2%		11%
Full-time equivalent employees	14,294	14,393	14,739	(1)		(3)

Part I
Item 2 (continued)

				Third Quarter Change		Nine Months Ended September 30,
	3Q 2003	2Q 2003	3Q 2002	2Q 2003	3Q 2002	2003	2002	Change
Shareholder value added:
Operating earnings	$157	$126	$201	25%	(22)%	$414	$503	(18)%
Less: preferred dividends	1	—	1	NM	—	2	2	—

Adjusted operating earnings	156	126	200	24	(22)	412	501	(18)
Less: cost of capital	78	83	78	(6)	—	242	240	1

Total shareholder value added	$78	$43	$122	81	(36)	$170	$261	(35)

				Third Quarter Change		Nine Months Ended September 30,
	3Q 2003	2Q 2003	3Q 2002	2Q 2003	3Q 2002	2003	2002	Change
Operating revenue by business:
Treasury Services	$501	$472	$467	6%	7%	$1,451	$1,354	7%
Investor Services	371	360	384	3	(3)	1,071	1,181	(9)
Institutional Trust Services	237	240	220	(1)	8	682	644	6
Other(a)	(96)	(87)	(42)	(10)	(129)	(270)	(218)	(24)

Total	$1,013	$985	$1,029	3	(2)	$2,934	$2,961	(1)

(a)	Includes the elimination of revenues related to the shared activities with Chase Middle Market, and a $50 million gain on the sale of CEDEL in the third quarter of 2002.

T&SS reported operating earnings of $157 million in the third quarter of 2003, a decrease of 22% from the third quarter of 2002 and an increase of 25% from the second quarter of 2003. Return on allocated capital for the quarter was 24%, compared with 31% for the third quarter of 2002 and 18% for the second quarter of 2003. For the first nine months of 2003, operating earnings of $414 million were 18% lower compared with the same period last year. Return on allocated capital for the first nine months of 2003 was 20%, compared with 25% for the same period last year.

Operating revenue was $1.0 billion, a decrease of 2% from the third quarter of 2002 and an increase of 3% from the second quarter of 2003. T&SS results for the third quarter of 2002 included a pre-tax gain of $50 million on the sale of the Firm’s interest in Centrale de Livraison de Valeurs Mobilieres (“CEDEL”), a non-U.S. securities clearing firm. Adjusting for this gain, revenue would have risen 3% versus the previous year. Treasury Services revenue increased by 7% from the third quarter of 2002 and by 6% from the second quarter of 2003, due to higher trade and commercial card revenue, and increased balance-related earnings, including higher balance deficiency fees resulting from the lower interest rate environment. Investor Services revenue decreased 3% from the third quarter of 2002, the result of lower NII, due to the lower interest rate environment, partially offset by higher demand deposit accounts and other noninterest-bearing deposits. The decrease was also the result of lower foreign exchange revenue resulting from a higher volume of lower-margin transactions. Revenue increased 3% from the second quarter of 2003 due to higher custody fees, driven by market appreciation of customers’ securities and new business. Institutional Trust Services revenue was up 8% from the third quarter of 2002 due to growth in certain debt product lines, increased volume in the asset servicing business and the impact of acquisitions; revenue declined a modest 1% from the second quarter of 2003.

Total T&SS revenue for the first nine months of $2.9 billion was 1% lower compared with the same period last year. Investor Services revenue of $1.1 billion decreased by 9%, reflecting continued weakness in global equity markets, which were substantially offset by a 7% increase in revenue at Treasury Services and a 6% increase at Institutional Trust Services. The increase of Treasury Services revenue to $1.5 billion was fueled by higher balance-related earnings. Institutional Trust Services revenue was up due to growth in certain debt product lines, increased volume in the asset servicing business and the impact of acquisitions. The decrease in the Other business line for the quarter and nine-month period is primarily attributable to the $50 million pre-tax gain in the third quarter of 2002 upon the sale of CEDEL.

Operating expense increased 5% from the third quarter of 2002, attributable to higher expenses at Treasury Services and Institutional Trust Services in support of increased revenues, as well as higher severance, the impact of acquisitions, the cost associated with expensing of options and increased pension costs. Operating expense decreased 3% from the second quarter of 2003, which included charges to provide for losses on subletting unoccupied excess real estate. The overhead ratio of 77% for the third quarter of 2003 increased from 72% in the third quarter of 2002 and decreased from 81% in the second quarter of 2003. For the first nine months of 2003, operating expense was $2.3 billion, up 4% from the same period last year. The overhead ratio for the nine months was 79%, compared with 76% for the same period last year. The overhead ratio in the prior-year periods benefited from the gain upon the sale of CEDEL.

League Table #1 Rankings

U.S. dollar clearing and commercial payments (FImetrix, 2003)
Issuing and paying agent for U.S. commercial paper (DTC, September 30, 2003)
American depositary receipt bank in terms of reported ADR market cap under management (SEC 13-F filings, June 2003)
Automated Clearing House transactions originated (NACHA, 2003)
Trustee for U.S. debt, including MBS and ABS based on number of issues, first nine months of 2003 (Thomson Financial, 2003)

Part I
Item 2 (continued)

INVESTMENT MANAGEMENT & PRIVATE BANKING

For a discussion of the business profile of IMPB, see pages 31-32 of JPMorgan Chase’s 2002 Annual Report. The following table reflects selected financial data of IMPB:

(in millions, except ratios and				Third Quarter Change				Nine Months Ended September 30,
employees)	3Q 2003	2Q 2003	3Q 2002	2Q 2003		3Q 2002		2003	2002	Change
Operating revenue	$737	$679	$695	9%		6%		$2,058	$2,189	(6)%
Operating expense	613	576	563	6		9		1,763	1,721	2
Credit costs	(7)	—	26	NM		NM		(1)	71	NM

Pre-tax margin	131	103	106	27		24		296	397	(25)
Operating earnings	$85	$67	$68	27		25		$187	$250	(25)

Average allocated capital	$5,490	$5,481	$5,607	—%		(2)%		$5,470	$5,678	(4)%
Average goodwill capital	4,097	4,096	4,117	—		—		4,098	4,116	—
Average assets	33,199	33,929	34,968	(2)		(5)		33,569	36,473	(8)
Shareholder value added	(82)	(99)	(104)	17		21		(309)	(265)	(17)
Tangible shareholder value added	47	28	26	68		81		72	122	(41)
Return on allocated capital	6%	5%	5%	100	bp	100	bp	4%	6%	(200)	bp
Return on tangible allocated capital	25	20	19	500		600		19	23	(400)
Overhead ratio	83	85	81	(200)		200		86	79	700
Pre-tax margin ratio	18	15	15	300		300		14	18	(400)
Full-time equivalent employees	7,716	7,884	8,080	(2)%		(5)%
Shareholder value added:
Operating earnings	$85	$67	$68	27		25		$187	$250	(25)%
Less: preferred dividends	2	1	2	100		—		5	5	—

Adjusted operating earnings	83	66	66	26		26		182	245	(26)
Less: cost of capital	165	165	170	—		(3)		491	510	(4)

Total shareholder value added	(82)	(99)	(104)	17		21		(309)	(265)	(17)
Add: goodwill exclusion impact	129	127	130	2		(1)		381	387	(2)

Tangible SVA(a)	$47	$28	$26	68		81		$72	$122	(41)

(a)	In addition to shareholder value added (“SVA”), the Firm uses tangible SVA, a non-GAAP financial measure, as an additional measure of the economics of the IMPB business segment. To derive tangible SVA, the impact of goodwill is excluded.

IMPB reported operating earnings of $85 million in the third quarter of 2003, an increase of 25% from the third quarter of 2002 and 27% from the second quarter of 2003. Pre-tax margin was 18%, compared with 15% in both the third quarter of 2002 and the second quarter of 2003. For the first nine months of 2003, operating earnings of $187 million were 25% lower compared with the same period last year. Return on allocated capital for the third quarter of 2003 was 6%, compared with 5% in both the third quarter of 2002 and the second quarter of 2003. Return on tangible allocated capital was 25%, compared with 19% in the third quarter of 2002 and 20% in the second quarter of 2003.

Operating revenue was $737 million, 6% higher than in the third quarter of 2002 and 9% higher than in the second quarter of 2003. For the first nine months of 2003, revenue of $2.1 billion was 6% lower compared with the same period last year. The increase from the prior-year quarter primarily reflected increasing global equity valuations, the acquisition of RPS and stronger brokerage activity. The RPS acquisition and increased equity valuations also contributed to the growth in revenue versus the second quarter of 2003, as did net inflows of assets under supervision and stronger brokerage activity. Net outflows of assets under supervision, lower average equity valuations and lower brokerage activity, partially offset by the acquisition of RPS, accounted for the year-to-date operating revenue decrease.

Operating expense of $613 million was 9% higher compared with the third quarter of 2002 and 6% higher than in the second quarter of 2003. For the first nine months of 2003, operating expense of $1.8 billion was 2% higher compared with the same period last year. The increases from both periods in 2002 reflected higher compensation expense and additional expenses arising from the acquisition of RPS, partially offset by the impact of merger and other expense savings initiatives implemented during 2002 and 2003. The increase from the second quarter of 2003 was driven by the acquisition of RPS. Credit costs were negative $7 million for the third quarter of 2003, down from $26 million in the third quarter of 2002. For the first nine months of 2003, credit costs were negative $1 million, down from $71 million for the same period last year. The decline in credit costs reflects recoveries and improvements in the quality of the credit portfolio.

Part I
Item 2 (continued)

The table below reflects the assets under supervision in IMPB:

				September 30, 2003
				Change
(in billions)	Sept. 30,	June 30,	Sept. 30,	June 30,	Sept. 30,
	2003	2003	2002	2003	2002
Assets under supervision
Client segment:
Retail	$88	$84	$77	5%	14%
Private banking	132	130	126	2	5
Institutional	307	298	298	3	3

Assets under management(a)	527	512	501	3	5
Custody/brokerage/administration/deposits	193	182	131	6	47

Assets under supervision(b)	$720	$694	$632	4	14

Product class:
Liquidity	$149	$140	$130	6	15
Fixed income	146	150	150	(3)	(3)
Equities and other	232	222	221	5	5

Assets under management	527	512	501	3	5
Custody/brokerage/administration/deposits	193	182	131	6	47

Assets under supervision	$720	$694	$632	4	14

(a)	Assets under management represent assets actively managed by IMPB on behalf of institutional, retail and private banking clients.
(b)	Assets under supervision represent assets under management as well as custody, brokerage, administration and deposit accounts.

Total assets under supervision (“AUS”) at September 30, 2003, of $720 billion were 14% higher than at September 30, 2002, and 4% higher than at June 30, 2003. Equity market appreciation and the acquisition of RPS, which added $41 billion in administration assets, drove the year-over-year increase. In addition, equity market appreciation and net inflows of assets under supervision drove the increase from the prior quarter. Not reflected in AUS is the Firm’s 44% interest in American Century Companies, Inc., whose assets under management were $80 billion as of September 30, 2003, $78 billion as of June 30, 2003, and $70 billion as of September 30, 2002.

JPMORGAN PARTNERS

For a discussion of the business profile of JPMP, see pages 33-34 of JPMorgan Chase’s 2002 Annual Report. The following table sets forth selected financial data of JPMP:

				Third Quarter Change		Nine Months Ended September 30,
(in millions, except employees)	3Q 2003	2Q 2003	3Q 2002	2Q 2003	3Q 2002	2003	2002	Change
Operating revenue	$78	$(70)	$(359)	NM	NM	$(270)	$(860)	69%
Operating expense	64	74	79	(14)%	(19)%	201	230	(13)

Operating margin	14	(144)	(438)	NM	NM	(471)	(1,090)	57
Operating earnings (loss)	$10	$(91)	$(278)	NM	NM	$(298)	$(692)	57

Average allocated capital	$5,721	$5,916	$6,183	(3)%	(7)%	$5,873	$6,358	(8)%
Average assets	8,649	9,008	9,404	(4)	(8)	9,025	9,694	(7)
Shareholder value added	(207)	(314)	(514)	34	60	(962)	(1,411)	32
Full-time equivalent employees	325	329	364	(1)	(11)
Shareholder value added:
Operating earnings	$10	$(91)	$(278)	NM	NM	$(298)	$(692)	57
Less: preferred dividends	2	1	2	100	—	5	6	(17)

Adjusted operating earnings	8	(92)	(280)	NM	NM	(303)	(698)	57
Less: cost of capital	215	222	234	(3)	(8)	659	713	(8)

Total shareholder value added	$(207)	$(314)	$(514)	34	60	$(962)	$(1,411)	32

JPMP had net operating earnings of $10 million for the 2003 third quarter, compared with a net operating loss of $278 million in the third quarter of 2002 and a net operating loss of $91 million in the second quarter of 2003. For the first nine months of 2003, JPMP had operating losses of $298 million, compared with operating losses of $692 million for the same period last year.

Total net private equity gains were $120 million, compared with net losses of $299 million in the third quarter of 2002 and net losses of $22 million in the second quarter of 2003. In the current quarter, JPMP’s direct private equity investments recorded net

Part I
Item 2 (continued)

gains of $161 million, compared with net losses of $239 million in the third quarter of 2002 and net gains of $123 million in the second quarter of 2003. JPMP’s direct private equity results in the current quarter included $134 million in net realized cash gains, $26 million in MTM gains on public securities, and $1 million in positive net valuation changes on private investments. The net valuation changes reflected write-downs of $65 million, which were entirely offset by $66 million of write-ups. In private third-party funds, JPMP recorded a $41 million net loss on its limited partner interests, compared with net losses of $60 million and $145 million in the third quarter of 2002 and the second quarter of 2003, respectively. The third quarter 2003 results included losses on the disposition of funded interests in private third-party funds under contract to be sold in the fourth quarter.

Although the current quarter’s operating results reflect improvement over the 2002 third quarter and 2003 second quarter, JPMP will not realize consistently positive results until market conditions improve and exit opportunities increase.

				Third Quarter Change		Nine Months Ended September 30,
(in millions)	3Q 2003	2Q 2003	3Q 2002	2Q 2003	3Q 2002	2003	2002	Change
Direct investments:
Realized cash gains (net)	$134	$153	$91	(12)%	47%	$333	$308	8%
Write-ups / (write-downs / write-offs)	1	(177)	(210)	NM	NM	(352)	(600)	41
MTM gains (losses)(a)	26	147	(120)	(82)	NM	167	(318)	NM

Total direct investments	161	123	(239)	31	NM	148	(610)	NM
Private third-party fund investments (net)	(41)	(145)	(60)	72	32	(280)	(70)	(300)

Total private equity gains (losses)	$120	$(22)	$(299)	NM	NM	$(132)	$(680)	81

(a)	Includes MTM gains (losses) and reversals of MTM gains (losses) due to public securities sales.

JPMorgan Partners Investment Portfolio

The following table presents the carrying value and cost of the JPMP investment portfolio for the dates indicated:

	September 30, 2003		December 31, 2002		September 30, 2002
	Carrying		Carrying		Carrying
(in millions)	value	Cost	value	Cost	value	Cost
Public securities (66 companies)(a)(b)	$705	$560	$520	$663	$488	$764
Private direct securities (861 companies)(b)	5,686	7,188	5,865	7,316	5,694	7,186
Private third-party fund investments (288 funds)(b)(c)	1,406	2,020	1,843	2,333	1,831	2,216

Total investment portfolio	$7,797	$9,768	$8,228	$10,312	$8,013	$10,166

% of portfolio to the Firm’s common equity(d)	17%		20%		19%

(a)	The quoted public value was $1.1 billion at September 30, 2003, $761 million at December 31, 2002, and $720 million at September 30, 2002.
(b)	Represents the number of companies and funds at September 30, 2003.
(c)	Unfunded commitments to private third-party equity funds were $1.7 billion at September 30, 2003, $2.0 billion at December 31, 2002, and $2.3 billion at September 30, 2002.
(d)	For purposes of calculating this ratio, the JPMP carrying value excludes the post-December 31, 2002, impact of public MTM valuation adjustments, and the Firm’s common equity excludes SFAS 115 equity balances.

The carrying value of the JPMP private equity portfolio at September 30, 2003, was $7.8 billion, a 3% reduction from the September 30, 2002, carrying value of $8.0 billion. The reduction was primarily the result of a $400 million decrease in the carrying value of private third-party fund investments, driven by sales and write-downs as JPMP looks to dispose opportunistically of noncore assets.

The carrying value of industrial investments increased to 28% of the total portfolio at September 30, 2003, compared with 25% at September 30, 2002, reflecting JPMP’s increased investment in industrial buyout activity during the period. JPMP made direct investments of $137 million for the Firm’s account during the third quarter of 2003, primarily in the Consumer and Life Sciences/Healthcare Infrastructure sectors.

Part I
Item 2 (continued)

The industry group percentages in the accompanying table are based on the carrying values of JPMP’s private equity portfolio as of September 30, 2003, December 31, 2002, and September 30, 2002. In terms of dollar amounts, some industry sectors have the same, or lower, carrying values at September 30, 2003, as compared with December 31, 2002, and September 30, 2002, but these sectors may comprise the same or a higher percentage of the total carrying value of the September 30, 2003, portfolio than they did at December 31, 2002, and September 30, 2002. This is the result of the lower total carrying value of the JPMP portfolio as of September 30, 2003.

CHASE FINANCIAL SERVICES

For a description of CFS and a discussion of the profiles for each business, see pages 35-38 of JPMorgan Chase’s 2002 Annual Report. The following table reflects selected financial data of CFS:

(in millions, except ratios and
employees)				Third Quarter Change				Nine Months Ended September 30,
	3Q 2003	2Q 2003	3Q 2002	2Q 2003		3Q 2002		2003	2002	Change
Operating revenue	$3,350	$3,976	$3,667	(16)%		(9)%		$11,021	$10,121	9%
Operating expense:
Compensation expense	692	757	662	(9)		5		2,170	1,927	13
Noncompensation expense	1,023	1,008	978	1		5		3,054	2,819	8
Severance and related costs	26	2	15	NM		73		42	74	(43)

Total operating expense	1,741	1,767	1,655	(1)		5		5,266	4,820	9
Operating margin	1,609	2,209	2,012	(27)		(20)		5,755	5,301	9
Credit costs	883	817	823	8		7		2,577	2,285	13
Operating earnings	$460	$881	$761	(48)		(40)		$2,015	$1,899	6

Average allocated capital	$8,991	$8,650	$8,634	4%		4%		$8,705	$8,650	1%
Average managed assets (a)	223,373	217,278	178,817	3		25		214,404	176,661	21
Shareholder value added	185	620	498	(70)		(63)		1,226	1,115	10
Return on allocated capital	20%	41%	35%	(2,100	)bp	(1,500	)bp	31%	29%	200	bp
Overhead ratio	52	44	45	800		700		48	48	—
Full-time equivalent employees	46,231	45,268	42,839	2%		8%
Shareholder value added:
Operating earnings	$460	$881	$761	(48)		(40)		$2,015	$1,899	6%
Less: preferred dividends	3	2	3	50		—		8	8	—

Adjusted operating earnings	457	879	758	(48)		(40)		2,007	1,891	6
Less: cost of capital	272	259	260	5		5		781	776	1

Total shareholder value added	$185	$620	$498	(70)		(63)		$1,226	$1,115	10

(a)	Includes credit card receivables that have been securitized.

Part I
Item 2(continued)

CFS reported operating earnings of $460 million in the third quarter of 2003, a decrease of 40% from the third quarter of 2002 and 48% from the second quarter of 2003. For the first nine months of 2003, operating earnings of $2.0 billion were 6% higher compared with the same period last year. Return on allocated capital was 20%, compared with 35% for the third quarter of 2002 and 41% for the previous quarter. For the first nine months of 2003, return on allocated capital was 31%, compared with 29% for the same period last year.

Operating revenue was $3.4 billion, a decrease of 9% from the third quarter of 2002 and 16% from the second quarter of 2003. For the nine months ended September 30, 2003, operating revenue was $11.0 billion, or 9% higher than in the same period last year. The decrease in revenue from the third quarter of 2002 and the second quarter of 2003 primarily reflected a volatile interest rate environment, which negatively impacted Chase Home Finance’s operating (excluding MSR hedging revenue) and MSR hedging revenue. On a year-to-date basis, the increased revenue was driven by high production volumes across all consumer credit businesses, partially offset by the negative impact of low interest rates on deposits. The national consumer credit businesses (Chase Home Finance, Chase Cardmember Services and Chase Auto Finance) contributed 73% of CFS’s third quarter 2003 operating revenue.

Operating expense of $1.7 billion for the quarter was 5% higher compared with the third quarter of 2002 and 1% lower than in the second quarter of 2003. For the first nine months of 2003, operating expense was up 9% compared with the same period last year. The increases, compared with last year’s three months and nine months ended September 30, 2002, reflected higher business volumes, salaries and benefits and, for the nine-month period, higher performance-related incentive accruals, including an accrual for option expense. CFS’s overhead ratio was 52%, compared with 45% for the third quarter of 2002 and 44% for the second quarter of 2003. The higher overhead ratio reflects the decline in revenue. For the first nine months of 2003, the overhead ratio remained flat at 48%. Savings generated by Six Sigma and other productivity programs continued to partially offset the growth in expenses.

Credit costs on a managed basis (including securitized credit cards) of $883 million increased 7% compared with the third quarter of 2002, reflecting a 24% increase in average managed loans outstanding and 6% higher charge-offs, primarily due to higher bankruptcies. Credit costs increased 8% compared with the second quarter of 2003, primarily as a result of a 5% increase in average managed loans outstanding. Charge-offs were flat compared with the previous quarter. The increases in average managed loans compared with the third quarter of 2002 and second quarter of 2003 were primarily due to higher levels of mortgage and auto originations. Credit costs for the first nine months of 2003 increased 13% to $2.6 billion, primarily due to a higher level of charge-offs in 2002 in excess of the provision for credit losses; also contributing to the cost increase was a 20% rise in average managed loans, reflecting higher mortgage and auto originations and higher credit card outstandings from increased customer purchase volume.

Leadership positions
Chase Home Finance	# 4 in originations (Inside Mortgage Finance, third quarter of 2003)
# 4 in servicing (Inside Mortgage Finance, August 2003)
Chase Cardmember Services	# 4 credit card issuer in the U.S. (Bankcard Barometer, August 2003)
Chase Auto Finance	# 3 auto finance lender (R.L. Polk & Co., August 2003)

The following table sets forth certain key financial performance measures of the businesses within CFS.

(in millions)				Third Quarter Change		Nine Months Ended September 30,
Operating revenue	3Q 2003	2Q 2003	3Q 2002	2Q 2003	3Q 2002	2003	2002	Change
Home Finance
Operating revenue (excluding MSR hedging revenue)	$668	$1,086	$708	(38)%	(6)%	$2,805	$2,007	40%
MSR hedging revenue	(6)	233	263	NM	NM	313	261	20

Total(a)	662	1,319	971	(50)	(32)	3,118	2,268	37
Cardmember Services	1,578	1,520	1,556	4	1	4,566	4,395	4
Auto Finance	218	222	165	(2)	32	639	501	28
Regional Banking	637	658	699	(3)	(9)	1,927	2,140	(10)
Middle Market	367	356	376	3	(2)	1,087	1,107	(2)
Other consumer services(b)	(112)	(99)	(100)	(13)	(12)	(316)	(290)	(9)

Total	$3,350	$3,976	$3,667	(16)	(9)	$11,021	$10,121	9

Part I
Item 2 (continued)

(in millions)
				Third Quarter Change		Nine Months Ended September 30,
	3Q 2003	2Q 2003	3Q 2002	2Q 2003	3Q 2002	2003	2002	Change
Operating expense
Home Finance	$416	$377	$311	10%	34%	$1,156	$919	26%
Cardmember Services	552	539	546	2	1	1,625	1,548	5
Auto Finance	72	72	61	—	18	211	183	15
Regional Banking	569	573	550	(1)	3	1,708	1,660	3
Middle Market	225	219	200	3	13	655	616	6
Other consumer services(b)	(93)	(13)	(13)	NM	NM	(89)	(106)	16

Total	$1,741	$1,767	$1,655	(1)	5	$5,266	$4,820	9

Operating earnings
Home Finance	$124	$567	$385	(78)%	(68)%	$1,120	$774	45%
Cardmember Services	206	173	232	19	(11)	533	538	(1)
Auto Finance	50	68	24	(26)	108	157	134	17
Regional Banking	18	42	76	(57)	(76)	95	281	(66)
Middle Market	70	82	94	(15)	(26)	243	267	(9)
Other consumer services(b)	(8)	(51)	(50)	84	84	(133)	(95)	(40)

Total	$460	$881	$761	(48)	(40)	$2,015	$1,899	6

(a)	Includes Mortgage fees and related income, Net interest income and Securities gains.
(b)	Includes the elimination of revenues and expenses related to the shared activities with Treasury Services, discontinued operations and support services.

Chase Home Finance

In the third quarter of 2003, CHF reported operating earnings of $124 million, a decrease of 68% compared with the third quarter of 2002 and 78% compared with the second quarter of 2003. CHF’s third quarter 2003 total operating revenue of $662 million, comprised of operating revenue (which excludes MSR hedging revenue) and MSR hedging revenue, decreased 32% and 50% from the third quarter of 2002 and the second quarter of 2003, respectively. While markets were extremely volatile during the third quarter of 2003, the hedging of MSRs generated a small net loss of $6 million, compared with hedging gains of $263 million in the third quarter of 2002 and $233 million last quarter. Operating revenue (which excludes MSR hedging revenue) of $668 million declined $40 million and $418 million compared with the third quarter of 2002 and second quarter of 2003. The principal reasons for the declines were losses from the hedging of pipeline and warehouse loans, as compared with gains in the third quarter of 2002 and second quarter of 2003, and lower revenue resulting from customer rate-lock extensions to accommodate record volumes.

For the first nine months of 2003, CHF had record earnings of $1.1 billion, 45% higher than in the same period last year, due to the strong refinancing market and higher revenue from hedging MSRs. Total operating revenue for the first nine months of 2003 was $3.1 billion, 37% higher than in the same period last year. The strong results for the first nine months of 2003 were due to CHF’s record level of residential first-mortgage loan originations and continued expansion into strategic business sectors, such as home equity, where origination volumes increased 74% compared with the same period last year.

Total origination volume in the 2003 third quarter was at an all-time high of $93 billion, an increase of 158% and 19% from the third quarter of 2002 and the second quarter of 2003, respectively.

(in billions)
Origination Volume				Third Quarter Change		Nine Months Ended September 30,
	3Q 2003	2Q 2003	3Q 2002	2Q 2003	3Q 2002	2003	2002	Change
Retail, wholesale, and correspondent	$68	$55	$29	24%	134%	$164	$73	125%
Correspondent negotiated transactions	25	23	7	9	257	69	22	214

Total	$93	$78	$36	19	158	$233	$95	145

CHF uses a combination of derivatives and AFS securities to hedge the value of its MSRs. As disclosed below, during the third quarter of 2003, positive valuation adjustments of $258 million were offset by $264 million of aggregate derivative losses, realized losses on sales of AFS securities, and net interest earned on AFS securities.

(in millions)				Third Quarter Change		Nine Months Ended September 30,
MSR Hedging Revenue	3Q 2003	2Q 2003	3Q 2002	2Q 2003	3Q 2002	2003	2002	Change
MSR valuation adjustments	$258	$(799)	$(2,251)	NM	NM	$(1,015)	$(3,773)	73%
Hedging gains (losses)	(264)	1,032	2,514	NM	NM	1,328	4,034	(67)

Net revenue	$(6)	$233	$263	NM	NM	$313	$261	20

Part I
Item 2 (continued)

Operating expense of $416 million in the third quarter of 2003 was up 34% and 10% compared with the third quarter of 2002 and the second quarter of 2003, respectively. For the first nine months of 2003, operating expense of $1.2 billion was 26% higher compared with the same period last year. The increase in operating expense was a result of growth in origination volume and in the home equity business, as well as a higher level of mortgage servicing activity.

Credit costs of $61 million for the third quarter of 2003 declined from $62 million in the third quarter of 2002 and increased from $58 million in the second quarter of 2003. The net charge-off rate for the third quarter of 2003 was 0.15%, down from 0.21% in the third quarter of 2002 and 0.18% in the second quarter of 2003, primarily the result of a higher proportion of loans that were originated for sale. The 30+ delinquency rate on loans held for investment was 2.1% for the third quarter of 2003, down from 2.8% and 2.2% from the third quarter of 2002 and second quarter of 2003, respectively. For the first nine months of 2003, credit costs were $227 million, up 47% from the same period last year. The increase was due to a higher provision for credit losses, primarily the result of higher loan balances. The net charge-off rate for the nine-month period was 0.18%, down from 0.24% for the same period a year ago.

Chase Cardmember Services

Operating earnings at Chase Cardmember Services (“CCS”) were $206 million, a decrease of 11% from the third quarter of 2002 and an increase of 19% from the second quarter of 2003. The decrease in earnings from the same period last year reflects an increase in credit costs due primarily to a relatively high level of bankruptcies; credit costs were $705 million, compared with $648 million in the third quarter of 2002. The earnings decrease was also attributable to higher payment rates and a slowdown in the rate of receivable growth, reflective of industry trends. The increase in earnings from the second quarter of 2003 reflected higher net interest and fee-related revenue. During the first nine months of 2003, operating earnings decreased 1% compared with the same period last year, due to higher expenses related to increased new-product and customer-acquisition marketing, as well as higher rebate costs associated with the marketing of rewards-based products. Higher credit costs reflecting an increase in average loans outstanding also contributed to the decline in earnings.

Operating revenue increased 1% from the third quarter of 2002 and 4% from the second quarter of 2003. The increase in operating revenue from the third quarter of 2002 reflected higher fee-related revenue and lower funding costs. The increase from the previous quarter reflected balance growth in higher-yielding segments and growth in fee-related revenue. Total volume (purchases, balance transfers and cash advances) was essentially unchanged from the third quarter of 2002, as higher purchase volume was offset by lower cash advances and balance transfers. Total volume increased 3% from the second quarter of 2003, driven by higher purchase volume that partly reflected the movement towards rewards-based products. Average managed loans were $50.9 billion at the end of the third quarter of 2003, up 1% from the third quarter of 2002 and essentially unchanged from the second quarter of 2003. For the first nine months of 2003, operating revenue increased 4% compared with the same period last year, reflecting higher average loans outstanding, lower funding costs and an increase in fee-related revenue. For the nine-month period, total volume increased 5% compared with the same period last year.

Total operating expense increased 1% from the third quarter of 2002 and 2% from the second quarter of 2003. The increase from the second quarter of 2003 was due primarily to greater marketing investment to stimulate existing account usage and acquire new customers. In the third quarter, CCS added more than one million new accounts and launched a new co-branded reward card with Marathon Ashland Petroleum LLC. For the first nine months of 2003, operating expense was up 5% compared with the same period last year, reflecting higher marketing and volume-related expenses, partly offset by productivity initiatives. These initiatives have enabled CCS to fund the marketing of new and existing value-added rewards-based products to capture wallet share and more effectively position CCS for the future.

The managed net charge-off rate for the third quarter was 5.83%, up 29 basis points from the third quarter of 2002 and down 19 basis points from the second quarter of 2003. The increase from the third quarter of 2002 was primarily attributable to higher bankruptcies, partly offset by higher recoveries. The decline in the net charge-off rate from the second quarter of 2003 reflects ongoing improvement efforts related to risk management and collection practices. The managed net charge-off rate for the nine-month period was 5.93%, compared with 5.95% for the same period of 2002. The 30+ delinquency rate was 4.62% in the third quarter of 2003, up 15 basis points from the third quarter of 2002 and 22 basis points from the second quarter of 2003. The increase in the delinquency rate from the year-ago quarter primarily reflected slower receivable growth. The increase in the delinquency rate from the second quarter of this year primarily reflects seasonality.

Chase Auto Finance

Results at Chase Auto Finance (“CAF”) consist of the Auto Finance and Education Finance businesses. CAF’s operating earnings of $50 million increased 108% from the third quarter of 2002 and decreased 26% from the second quarter of 2003. The increase in earnings from the third quarter of last year was driven by continued revenue growth, improved operating efficiency and lower credit costs. The decrease from the second quarter of 2003 was driven primarily by higher credit costs, reflecting continued portfolio growth and an increase in expected lease charge-off rates, partially offset by an improvement in expected loan charge-off rates. For the first nine months of 2003, operating earnings were $157 million, 17% higher compared with the same period last year. The increase was driven by an increase in average loans outstanding, partly offset by higher volume-related operating expenses and higher credit costs.

Part I
Item 2 (continued)

CAF reported revenue of $218 million for the third quarter of 2003, up 32% from the third quarter of 2002 and down 2% from the second quarter of 2003. The increase in revenue from last year was driven by strong operating performance, due to higher average loans outstanding, reflecting continued strong origination volume and lower funding costs. The decrease in revenue from the second quarter of 2003 was driven by lower origination volumes and lower spreads. CAF had loan and lease origination volume of $7.0 billion in the third quarter of 2003, an 8% and 11% decrease from the third quarter of 2002 and second quarter of 2003, respectively. For the first nine months of 2003, operating revenue of $639 million was up 28% compared with the same period last year, and origination volume of $22.3 billion was at a record level, up 21% from the prior period.

Operating expense of $72 million was up 18% from the third quarter of 2002 and flat compared with the second quarter of 2003. For the first nine months of 2003, operating expense of $211 million was 15% higher compared with the same period last year. The increase in expenses from the prior-year quarter was driven by higher average loans outstanding and, for the nine-month period, higher origination volumes and higher average loans outstanding.

Credit costs of $61 million decreased 24% compared with the third quarter of 2002 due to slightly lower charge-offs and a reduction in required reserve additions. Compared with the second quarter of 2003, credit costs increased 72%, due to slightly higher charge-offs and charge-offs in excess of the provision last quarter. Credit costs increased 48% during the first nine months of 2003 compared with the same period last year, due to higher volumes of loans outstanding and charge-offs in excess of the provision for credit losses last year. Credit quality continues to be strong relative to last year. The net charge-off rate decreased to 0.41% in the third quarter of 2003, from 0.59% in the third quarter of 2002, and the 30+ delinquency rate decreased to 1.16% in the third quarter of 2003, from 1.43% in the third quarter of 2002. The charge-off rate increased from 0.37% in the second quarter of 2003, and the 30+ delinquency rate increased slightly from 1.14% in the second quarter of 2003. These increases were primarily due to seasonality.

Chase Regional Banking

Operating earnings at Chase Regional Banking (“CRB”) of $18 million decreased 76% compared with the third quarter of 2002 and 57% compared with the second quarter of 2003. The decrease from the third quarter of 2002 primarily resulted from declining spreads on deposits, partially offset by growth in average deposits. The decrease from the second quarter of 2003 was primarily due to the recognition in the second quarter of a further gain on the sale of CRB’s Eastern Caribbean operations and an increase in credit costs. For the first nine months of 2003, operating earnings of $95 million declined 66% compared with the same period last year, driven by lower deposit spreads and increased credit costs.

Operating revenue of $637 million decreased 9% from the third quarter of 2002 and 3% from the second quarter of 2003. The decline in revenue from the third quarter of 2002 was predominantly attributable to the lower interest rate environment, which resulted in lower net interest earned on deposit balances. Growth in average deposits of 8% from the third quarter of 2002 partially offset the decline in net interest. The decline in revenue from the second quarter of 2003 was due to the above-mentioned gain, partly offset by a 2% increase in average deposits. For the first nine months of 2003, operating revenue declined 10% compared with the same period last year, due to the lower interest rate environment.

Operating expense was up 3% from the comparable 2002 period and down 1% from the second quarter of 2003. For the first nine months of 2003, operating expense of $1.7 billion was 3% higher compared with the same period last year. The increases were due primarily to higher compensation expenses related to increased staff levels.

Credit costs of $36 million were up $18 million from the third quarter of 2002 and $22 million from the second quarter of 2003. The increase was the result of a $17 million rise in the allowance for credit losses and the impact of increased loan volume. For the first nine months of 2003, credit costs were $58 million, compared with negative $5 million for the same period last year. The increase is related to the aforementioned items as well charge-offs in excess of the provision for credit losses that occurred in 2002.

As of September 30, 2003, CRB’s deposit mix was 18% demand, 14% interest checking, 47% savings, 10% money market and 11% time (CDs). At September 30, 2002, the deposit mix was 18% demand, 13% interest checking, 46% savings, 8% money market and 15% time (CDs). As of September 30, 2003, core deposits (total deposits less time deposits) grew 11% from December 31, 2002, and 13% from September 30, 2002.

Chase Middle Market

Chase Middle Market (“CMM”) operating earnings of $70 million were down 26% from the third quarter of 2002 and down 15% from the second quarter of 2003. For the nine months ended September 30, 2003, operating earnings of $243 million declined 9% compared with the same period a year ago. The decreases from the third quarter of 2002 and from the nine months ended September 30, 2002, were primarily attributable to lower deposit spreads, as a result of the lower interest rate environment, and higher severance expenses. The decline from the second quarter of 2003 was due to higher severance in the third quarter.

Part I
Item 2 (continued)

Operating revenue of $367 million in the third quarter of 2003 decreased 2% from the third quarter of 2002 and increased 3% from the second quarter of 2003. The decrease from the same quarter last year was the result of the lower interest rate environment, partially offset by higher deposit levels and capital markets fees. The increase from the second quarter of this year was due to higher deposit service fees. For the nine months ended September 30, 2003, revenue of $1.1 billion was down 2% from the same period last year. Deposits were up 19% and loans increased 5% when compared with the first nine months of 2002; however, net interest income was down 4% due to the lower-rate environment. The revenue decline from the third quarter and first nine months of 2002 was partly offset by higher deposit service fees, as the lower interest rate environment resulted in reduced values of customers’ compensating balances; consequently, customers paid incremental fees for deposit services.

Operating expense was $225 million, an increase of 13% compared with the third quarter of 2002 and 3% compared with the second quarter of 2003. For the first nine months of 2003, operating expense of $655 million was 6% higher than in the same period last year. The increase in expenses from all comparative periods was primarily due to higher severance costs and higher performance-based incentives. Credit costs of $21 million were up $7 million compared with the third quarter of 2002, and up from negative $3 million in the second quarter of 2003 due to higher charge-offs and charge-offs in excess of the provision for last quarter. Credit costs for the first nine months of 2003 were $16 million, down 53% from the same period last year due to lower required reserves.

SUPPORT UNITS AND CORPORATE

JPMorgan Chase’s Support Units and Corporate segment includes Corporate technology, legal, audit, corporate finance, human resources, risk management and corporate marketing. For a further discussion of the business profiles of these Support Units as well as a description of Corporate, see page 39 of JPMorgan Chase’s 2002 Annual Report.

				Third Quarter Change		Nine Months Ended September 30,
(in millions, except employees)	3Q 2003	2Q 2003	3Q 2002	2Q 2003	3Q 2002	2003	2002	Change
Operating revenue	$(162)	$(310)	$(212)	48%	24%	$(665)	$(574)	(16)%
Operating expense	73	159	(64)	(54)	NM	372	(51)	NM
Credit costs	—	101	26	NM	NM	172	160	8

Pre-tax loss	(235)	(570)	(174)	59	(35)	(1,209)	(683)	(77)
Income tax benefit	(229)	(328)	(2)	30	NM	(796)	(353)	(125)

Operating earnings (loss)	$(6)	$(242)	$(172)	98	97	$(413)	$(330)	(25)

Average allocated capital	$1,415	$(114)	$(305)	NM	NM	$(80)	$(1,979)	96%
Average assets	19,224	21,610	18,877	(11)%	2%	20,776	22,404	(7)
Shareholder value added	(7)	(195)	(117)	96	94	(277)	(12)	NM
Full-time equivalent employees	9,883	9,918	13,245	—	(25)

Corporate reflects the residual accounting effect after the application of management accounting policies, which include allocating technology, operational and staff support costs to the respective revenue-generating businesses. This allows management to evaluate business performance on an allocated basis.

The Corporate segment historically reports a net loss, primarily driven by negative revenue. This occurs from overallocating revenues as a result of funds transfer-pricing and other management accounting policies. Expense items in the Corporate segment result from timing differences in allocations to business segments, residuals from interoffice allocations among the business segments and other items considered appropriate to retain in this segment. Although the Corporate segment generally has no credit exposures, it maintains the residual component of the Allowance for credit losses, which is not allocated to any business segment. For the nine months ended September 30, 2003, credit costs increased by $12 million. For a further discussion of the residual component, see pages 57–58 of this Form 10-Q.

The decline in the net loss from the second quarter of 2003 is attributable to the Firm not requiring a provision for the residual component of the Allowance for credit losses in the third quarter of 2003. Also contributing to the decline were timing differences related to the allocation from the Corporate sector of technology and other corporate expenses to the various businesses. The year-to-date increase in expense was due to higher incentives, including the impact in 2002 of reversing previously accrued expenses related to forfeitable stock awards, and higher technology-related costs.

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

CAPITAL AND LIQUIDITY MANAGEMENT

CAPITAL MANAGEMENT

Economic capital

JPMorgan Chase assesses capital adequacy utilizing internal risk assessment methodologies. The Firm assigns economic risk capital based primarily on five risk factors: credit risk, market risk, operational risk and business risk for each business and private equity risk (principally for JPMP). The methodologies quantify these risks and assign capital accordingly. Additionally, the Firm assesses capital against certain nonrisk factors.

A review of the Firm’s risk and capital measurement methodologies was completed in the second quarter of 2003, resulting in the reallocation of capital among the risk categories and certain business segments. New capital measurement methodologies were implemented but did not result in a significant change in the total capital allocated to the business segments as a whole. Prior periods were restated to reflect the revised capital measurement methodologies. For a further discussion of these new methodologies, see Capital Allocation for Credit Risk, Operational and Business Risk Management and Private Equity Risk Management on pages 59, 61 and 62, respectively, of this Form 10-Q. Also see JPMorgan Chase’s Form 10-Q for the quarter ended June 30, 2003, and Form 8-K dated July 11, 2003, for more details. Internal capital allocation methodologies may change in the future to reflect refinements of economic capital methodologies.

The Firm’s capital in excess of internally required capital at September 30, 2003, increased by $1.8 billion over September 30, 2002, primarily due to an increase in average common stockholders’ equity of $0.9 billion and a reduction in average capital allocated to business activities, principally for credit risk. Credit risk capital decreased $0.8 billion over the period, primarily due to a reduction in commercial exposures, improvement in the credit quality of the commercial portfolio and an increase in single-name credit derivative hedge activity.

The following discussion of JPMorgan Chase’s capital management focuses primarily on developments since December 31, 2002, and should be read in conjunction with page 41 and Note 26 of JPMorgan Chase’s 2002 Annual Report.

Available Versus Required Capital	Quarterly Averages
(in billions)	3Q 2003	3Q 2002
Common stockholders’ equity	$43.1	$42.2

Economic risk capital
Credit risk	12.7	13.5
Market risk	5.0	4.8
Operational risk	3.4	3.5
Business risk	1.7	1.8
Private equity risk	5.4	5.7

Economic risk capital	28.2	29.3

Goodwill / Intangibles	8.8	8.9
Asset capital tax	4.1	3.8

Capital against nonrisk factors	12.9	12.7

Total capital allocated to business activities	41.1	42.0

Diversification effect	(5.3)	(5.3)

Total required internal capital	$35.8	$36.7

Firm capital in excess of required capital	$7.3	$5.5

Regulatory Capital

JPMorgan Chase’s risk-based capital ratios at September 30, 2003, were well in excess of minimum regulatory guidelines. At September 30, 2003, Tier 1 and Total Capital ratios were 8.7% and 12.1%, respectively, and the Tier 1 leverage ratio was 5.5%. At September 30, 2003, total capital of JPMorgan Chase (the sum of Tier 1 and Tier 2 Capital) was $59.5 billion, an increase of $5.0 billion from December 31, 2002. This increase reflected a $5.0 billion increase in Tier 1 Capital, primarily driven by $2.7 billion in retained earnings (net income less common and preferred dividends) generated during the period, $1.1 billion in Tier 1 trust preferred

Part I
Item 2 (continued)

issuance and $1.0 billion in net stock issuances related to employee benefit plans. There was minimal impact to the Firm’s Tier 1 and Total Capital ratios due to the adoption of FIN 46, as the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) provided interim regulatory capital relief related to asset-backed commercial paper conduits and trust preferred vehicles. The effects of FIN 46 on the Firm’s leverage ratio at September 30, 2003, was a reduction of approximately 12 basis points as no regulatory capital relief was provided for leverage calculations. The Firm did not repurchase shares of its common stock during the first nine months of 2003. The Firm changed its calculation of risk-weighted assets during the third quarter of 2003; capital ratios for periods ended prior to June 30, 2003, have not been recalculated.

Dividends

In the third quarter of 2003, JPMorgan Chase declared a quarterly cash dividend on its common stock of $0.34 per share, payable October 31, 2003, to stockholders of record at the close of business on October 6, 2003.

LIQUIDITY MANAGEMENT

The following discussion of JPMorgan Chase’s liquidity management focuses primarily on developments since December 31, 2002, and should be read in conjunction with pages 42–43 of JPMorgan Chase’s 2002 Annual Report.

In managing liquidity, the Firm considers a variety of liquidity risk measures as well as market conditions, prevailing interest rates, liquidity needs and the desired maturity profile of its liabilities.

JPMorgan Chase’s liquidity management framework utilizes liquidity monitoring tools and a contingency funding plan to maintain appropriate levels of liquidity through normal and stress periods. The parent company’s liquidity policy is to maintain sufficient liquidity to meet funding requirements for normal operating activities and to repay all obligations with a maturity of one year and under. In addition, JPMorgan Chase maintains appropriate liquidity to manage through normal and stress periods, taking into account historical data on funding of loan commitments (i.e., commercial paper backup facilities), liquidity commitments to conduits and collateral-posting requirements. Sources of funds include the capital markets, the operations of the Firm’s subsidiaries (including the ability of JPMorgan Chase Bank to raise funds through deposits) and securitization programs.

Consistent with its liquidity management policy, the Firm will continue to raise funds at the holding company sufficient to cover estimated obligations that will mature over the next 12 months.

Credit Ratings

JPMorgan Chase’s parent holding company and JPMorgan Chase Bank’s credit ratings as of October 31, 2003, were as follows:

	JPMorgan Chase		JPMorgan Chase Bank
	Short-term debt	Senior long-term debt	Short-term debt	Senior long-term debt
Moody’s	P-1	A1	P-1	Aa3
S&P	A-1	A+	A-1+	AA-
Fitch	F1	A+	F1	A+

As of October 31, 2003, the ratings outlook for the parent holding company by Moody’s Investor Services (“Moody’s”), Standard & Poor’s (“S&P”) and Fitch, Inc. (“Fitch”) was stable.

Balance sheet

The Firm’s total assets increased $34 billion, to $793 billion at September 30, 2003, from $759 billion at December 31, 2002. The September 30, 2003, balance sheet includes the effect of adopting FIN 46, which added $15 billion to total assets, including $11 billion in commercial loans primarily associated with multi-seller asset-backed commercial paper conduits. Commercial loans declined, despite the $11 billion impact of adopting FIN 46, as a result of weaker loan demand, as well as the Firm’s ongoing efforts to reduce commercial exposure. Mortgage loans were up significantly, reflecting record origination and refinancing activity brought about by lower interest rates during 2003. Additionally, there was a continued, unusually high level of U.S. Treasury securities settlement failures (especially 10-year U.S. Treasury Notes) by major market participants; the effect of these failures was to increase Other assets and Accounts payable, accrued expenses and other liabilities by approximately $14 billion. Other than the balance sheet impact, the settlement failures had essentially no impact on the Firm’s results for the nine months ended September 30, 2003. In addition, Trading assets and Securities both declined consistent with the outlook for interest rates. The decline in commercial loans and the ongoing growth in deposits contributed to the decline in Federal funds purchased and securities sold under repurchase agreements.

Issuances

During the nine months ended September 30, 2003, JPMorgan Chase issued approximately $11.0 billion of long-term debt; during the same period, $6.0 billion of long-term debt matured or was redeemed. In addition, the Firm securitized approximately $8.8 billion of residential mortgage loans, $6.0 billion of credit card loans and $3.5 billion of automobile loans, resulting in pre-tax gains on securitizations of $245.6 million, $31.2 million and $12.7 million, respectively. For a further discussion of loan securitizations, see Note 9 of this Form 10-Q and Note 11 on pages 83–87 of JPMorgan Chase’s 2002 Annual Report.

Part I
Item 2 (continued)

Off-balance sheet arrangements

Special-purpose entities (“SPEs”) or special-purpose vehicles (“SPVs”) are an important part of the financial markets, providing market liquidity by facilitating investors’ access to specific portfolios of assets and risks. JPMorgan Chase is involved with SPEs in three broad categories of transactions: loan securitizations, multi-seller conduits and client intermediation. Capital is held, as appropriate, against all SPE-related transactions and exposures such as derivative transactions and lending commitments. The Firm has no commitments to issue its own stock to support an SPE transaction, and its policies require that transactions with SPEs be conducted at arm’s length and reflect market pricing. For a further discussion of SPEs and the Firm’s accounting for SPEs, see Note 9 of this Form 10-Q.

For certain liquidity commitments to SPEs, the Firm could be required to provide funding if the credit rating of JPMorgan Chase Bank were downgraded below specific levels, primarily P-1, A-1 and F1 for Moody’s, Standard & Poor’s and Fitch, respectively. The amount of these liquidity commitments was $36 billion at September 30, 2003. If JPMorgan Chase Bank were required to provide funding under these commitments, the Firm could be replaced as liquidity provider. Additionally, with respect to the multi-seller conduits and structured commercial loan vehicles for which JPMorgan Chase Bank has extended liquidity commitments, the Bank could facilitate the sale or refinancing of the SPE assets in order to provide liquidity. All of the Firm’s liquidity commitments to SPEs, after taking into account the consolidation of multi-seller conduits in accordance with FIN 46, are included in the Firm’s total $172 billion in other unfunded commitments to extend credit included in the table below, which is described in more detail in Note 20 of this Form 10-Q. The adoption of FIN 46 did not affect the Firm’s liquidity commitments to SPEs.

The following table summarizes JPMorgan Chase’s off-balance sheet lending-related financial instruments at September 30, 2003:

(in millions)	Under 1 year	1–3 years	4–5 years	After 5 years	Total
Contractual cash obligations
Long-term debt	$7,916	$12,459	$10,824	$12,746	$43,945
FIN 46 long-term beneficial interests(a)	17	952	140	1,985	3,094

Total contractual cash obligations	$7,933	$13,411	$10,964	$14,731	$47,039

Off-balance sheet lending-related commitments
Consumer-related	$151,352	$486	$150	$24,689	$176,677
Commercial-related:
Other unfunded commitments to extend credit(b)(c)	96,158	49,289	22,918	3,196	171,561
Standby letters of credit and guarantees(b)	18,054	10,666	4,707	1,637	35,064
Other letters of credit(b)	1,848	413	110	46	2,417

Total commercial-related	116,060	60,368	27,735	4,879	209,042

Total lending-related commitments	$267,412	$60,854	$27,885	$29,568	$385,719

(a)	Included on the consolidated balance sheet in Beneficial interests of consolidated variable interest entities.
(b)	Net of risk participations totaling $16 billion at September 30, 2003 and December 31, 2002.
(c)	Includes unused advised lines of credit totaling $20 billion at September 30, 2003, and $22 billion at December 31, 2002. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable.

CREDIT RISK MANAGEMENT

The following discussion of JPMorgan Chase’s credit risk profile as of September 30, 2003, focuses primarily on developments since December 31, 2002, and should be read in conjunction with pages 45–57, pages 65–66 and Notes 9, 10, 29 and 30 of JPMorgan Chase’s 2002 Annual Report.

The Firm assesses its credit exposures on a managed basis, taking into account the impact of credit card securitizations. For a reconciliation of credit costs on a managed, or operating, basis to reported results, see page 29 of this Form 10-Q. The following table presents the Firm’s managed credit-related information for the dates indicated.

Part I
Item 2 (continued)

CREDIT PORTFOLIO

The following table presents a summary of managed credit-related information for the dates indicated:

				Nonperforming		Past due 90 days and
	Credit exposure			assets(l)		over and accruing
	September 30,		December 31,	September 30,	December 31,	September 30,	December 31,
(in millions, except ratios)	2003		2002	2003	2002	2003	2002

COMMERCIAL
Loans – U.S.	$58,082	(i)	$56,667	$1,360	$2,059	$35	$57
Loans – Non-U.S.	30,326		34,881	1,238	1,613	2	—

Total commercial loans(a)	88,408		91,548	2,598	3,672	37	57
Derivative receivables	83,787	(j)	83,102	260	289	—	—
Other receivables(b)	108		108	108	108	NA	NA

Total commercial credit-related assets	172,303		174,758	2,966	4,069	37	57
Lending-related commitments(a)(c)	209,042	(k)	238,120	NA	NA	NA	NA

Total commercial credit exposure(d)	$381,345		$412,878	$2,966	$4,069	$37	$57

CONSUMER
Loans – Reported(a)(e)	$147,793		$124,816	$513	$521	$250	$473
Loans – Securitized(e)(f)	34,315		30,722	—	—	814	630

Total managed consumer loans	$182,108		$155,538	$513	$521	$1,064	$1,103

TOTAL CREDIT PORTFOLIO
Managed loans	$270,516		$247,086	$3,111	$4,193	$1,101	$1,160
Derivative receivables	83,787		83,102	260	289	—	—
Other receivables(b)	108		108	108	108	NA	NA

Total managed credit-related assets	354,411		330,296	3,479	4,590	1,101	1,160
Commercial lending-related commitments	209,042		238,120	NA	NA	NA	NA
Commercial assets acquired in loan satisfactions	NA		NA	12	14	NA	NA
Consumer assets acquired in loan satisfactions	NA		NA	191	176	NA	NA

Total credit portfolio	$563,453		$568,416	$3,682	$4,780	$1,101	$1,160
Credit derivative hedges notional(g)	$(33,326)		$(33,767)	$(120)	$(66)	—	—
Collateral held against derivatives(h)	(34,794)		(30,410)	—	—	—	—

(a)	Amounts are presented gross of the allowance for credit losses.
(b)	Represents Enron-related letter of credit, which continues to be the subject of litigation with a credit-worthy entity and which was classified in Other assets.
(c)	Includes unused advised lines of credit totaling $20 billion at September 30, 2003, and $22 billion at December 31, 2002.
(d)	Includes all Enron-related credit exposures. See page 53 of this Form 10-Q for a further discussion.
(e)	At September 30, 2003, credit card securitizations included $1.1 billion of accrued interest and fees on securitized credit card loans that were classified in Other assets, consistent with the FASB Staff Position, Accounting for Accrued Interest Receivable Related to Securitized and Sold Receivables under SFAS 140. Prior to March 31, 2003, this balance was classified in credit card loans. Of the $1.1 billion, none was nonperforming and $151 million was past due 90 days and over and accruing.
(f)	Represents securitized credit cards. For a further discussion of credit card securitizations, see page 28 of this Form 10-Q.
(g)	Represents hedges of commercial credit exposure that do not qualify for hedge accounting under SFAS 133.
(h)	Represents eligible collateral. Excludes credit enhancements in the form of letters of credit and surety receivables and $4.0 billion of collateral delivered by clients at the initiation of transactions.
(i)	Includes $10.9 billion of exposure related to consolidated VIEs in accordance with FIN 46, of which $10.4 billion is associated with multi-seller asset-backed commercial paper conduits.
(j)	As a result of the consolidation of certain VIEs in accordance with FIN 46, $360 million of derivative receivables were eliminated as intercompany transactions.
(k)	Total commitments related to asset-backed commercial paper conduits consolidated in accordance with FIN 46 are $18.7 billion, of which $6.8 billion is included in Lending-related commitments. The remaining $11.9 billion of commitments to these VIEs are excluded, as the underlying assets of the vehicles are reported as follows: $10.4 billion in Loans-U.S. and $1.5 billion in Available-for-sale securities.
(l)	Nonperforming assets exclude nonaccrual loans held for sale (“HFS”) of $192 million and $43 million at September 30, 2003, and December 31, 2002, respectively. HFS loans are carried at the lower of cost or market, and declines in value are recorded in Other revenue.

Part I
Item 2 (continued)

	Net charge-offs				Average annual net charge-off rate(c)
	Third Quarter		Nine Months		Third Quarter		Nine Months
(in millions, except ratios)	2003	2002	2003	2002	2003	2002	2003	2002

COMMERCIAL
Loans – U.S.(a)	$194	$307	$497	$695	1.21%	1.95%	1.16%	1.43%
Loans – Non-U.S	65	527	311	752	0.84	6.66	1.28	2.97

Total commercial loans(b)	259	834	808	1,447	1.09	3.53	1.20	1.96
Commercial lending-related commitments	—	—	—	—	—	—	—	—

Total commercial credit exposure	$259	$834	$808	$1,447	0.33%	1.00%	0.34%	0.57%

CONSUMER
Loans – reported	$355	$432	$1,090	$1,393	0.98%	1.54%	1.08%	1.65%
Loans – securitized	471	354	1,408	1,009	5.57	4.95	5.76	5.36

Total managed consumer loans	$826	$786	$2,498	$2,402	1.86%	2.23%	2.00%	2.33%

TOTAL CREDIT PORTFOLIO
Managed loans	$1,085	$1,620	$3,306	$3,849	1.59%	2.75%	1.72%	2.18%
Commercial lending-related commitments	—	—	—	—	—	—	—	—

Total credit portfolio	$1,085	$1,620	$3,306	$3,849	0.88%	1.36%	0.91%	1.08%

(a)	Average annual net charge-off rate would have been 1.49% and 1.25% for the three and nine months ended September 30, 2003, respectively, excluding the adoption of FIN 46.
(b)	Average annual net charge-off rate would have been 1.24% and 1.26% for the three and nine months ended September 30, 2003, respectively, excluding the adoption of FIN 46.
(c)	Annualized.

JPMorgan Chase’s total credit exposure (including $34 billion of securitized credit cards) was $563 billion at September 30, 2003, a $5 billion, or 1%, decrease from $568 billion at year-end 2002. The modest decline reflected a change in the portfolio’s composition. Commercial credit exposure decreased by $32 billion, including a $3 billion decrease in commercial loans and a $29 billion decrease in lending-related commitments. The commercial loan decrease consisted of a $14 billion decline in lending activity – the result of weaker demand, as well as the Firm’s ongoing credit management activities – partially offset by an $11 billion increase related to VIEs consolidated in accordance with FIN 46. The decrease in lending-related commitments was due to an overall contraction in lending demand and reflected a $12 billion decline due to the adoption of FIN 46. The decrease in commercial exposure was partially offset by an increase of $27 billion in managed consumer loans, primarily resulting from a higher amount of mortgage and automobile originations.

COMMERCIAL PORTFOLIO

Total commercial exposure (loans, derivative receivables, unfunded lending-related commitments and Other receivables) was $381 billion at September 30, 2003, compared with $413 billion at December 31, 2002.

Below are summaries of the maturity and risk profiles of the commercial portfolio as of September 30, 2003, and December 31, 2002. Ratings are based on the Firm’s internal risk ratings, presented on an S&P-equivalent basis.

Commercial Exposure	Maturity profile(a)				Risk profile
					Investment-grade			Noninvestment-grade			%
(in billions, except ratios)					AAA	A+	BBB+	BB+	CCC+		investment-
At September 30, 2003	<1 year	1–5 years	> 5 years	Total	to AA-	to A-	to BBB-	to B-	& below	Total	grade

Loans(b)	50%	37%	13%	100%	$19	$17	$21	$24	$7	$88	65%
Derivative receivables	28	39	33	100	47	13	15	8	1	84	89
Other receivables	100	—	—	100	—	—	—	—	—	—	—
Lending-related commitments(c)	56	42	2	100	83	53	48	22	3	209	88

Total commercial exposure	48%	40%	12%	100%	$149	$83	$84	$54	$11	$381	83%

Credit derivative hedges notional	16%	74%	10%	100%	$(9)	$(11)	$(11)	$(2)	$—	$(33)	94%

Part I
Item 2 (continued)

Commercial Exposure	Maturity profile(a)				Risk profile
					Investment-grade			Noninvestment-grade			%
(in billions, except ratios)					AAA	A+	BBB+	BB+	CCC+		investment-
At December 31, 2002	<1 year	1–5years	>5years	Total	to AA-	to A-	to BBB-	to B-	& below	Total	grade

Loans	45%	39%	16%	100%	$18	$10	$23	$30	$11	$92	55%
Derivative receivables	29	40	31	100	42	16	14	9	2	83	87
Other receivables	100	—	—	100	—	—	—	—	—	—	—
Lending-related commitments	62	34	4	100	82	80	46	26	4	238	87

Total commercial exposure	52%	36%	12%	100%	$142	$106	$83	$65	$17	$413	80%

Credit derivative hedges notional	39%	55%	6%	100%	$(9)	$(10)	$(10)	$(4)	$(1)	$(34)	85%

(a)	The maturity profile of loans and lending-related commitments is based upon the remaining contractual maturity. The maturity profile of derivative receivables is based upon the estimated expected maturity profile net of the benefit of collateral.
(b)	Includes $10.9 billion of exposure related to VIEs consolidated in accordance with FIN 46, of which $10.4 billion is associated with multi-seller asset-backed commercial paper conduits.
(c)	Total commitments related to asset-backed commercial paper conduits consolidated in accordance with FIN 46 are $18.7 billion, of which $6.8 billion is included in Lending-related commitments. The remaining $11.9 billion of commitments to these VIEs are excluded, as the underlying assets are reported as follows: $10.4 billion in Loans-U.S. and $1.5 billion in Available-for-sale securities.

The aggregate risk profile of the Firm’s total commercial credit exposure continued to improve. The proportion of the total commercial portfolio deemed investment-grade increased from 80% at December 31, 2002, to 83% at September 30, 2003, reflecting continued improvement in the risk profile of all components of commercial credit exposure. Credit quality of commercial loans improved from 55% deemed investment-grade at December 31, 2002, to 65% at September 30, 2003, as a result of $10.9 billion in additional loans recorded pursuant to the adoption of FIN 46, restructurings of several nonperforming commercial loans and an improvement in credit quality of the portfolio. Excluding the impact of FIN 46, the investment-grade component of commercial loans would have been 60% at September 30, 2003.

At September 30, 2003, the derivative receivables investment-grade component improved to 89%, and the investment-grade component of lending-related commitments improved to 88%. Concurrently, the noncriticized portion of the noninvestment-grade portfolio declined by 18%, primarily due to reductions in lending-related commitments and loans outstanding.

Part I
Item 2 (continued)

Commercial Criticized Exposure

The criticized component (both performing and nonperforming) of total commercial exposure declined by 32%, or $5.3 billion, during the first nine months of 2003, primarily as a result of successful restructurings of exposures in merchant energy and related industries; criticized exposures to this sector declined by $1.5 billion during the period. Criticized emerging markets exposures declined by 75%, or $0.9 billion, during the first nine months of 2003, primarily due to the improved creditworthiness of Brazil in the second quarter of 2003. The criticized component of telecom and related industries declined by $0.5 billion, primarily due to restructurings and charge-offs taken during the year. The balance of the decline in criticized commercial exposure of $2.4 billion, including $0.5 billion of charge-offs, was the result of reductions across a broad number of other industries.

Total commercial nonperforming assets were $3.0 billion at September 30, 2003, which included $343 million related to Enron. The $381 million decline in commercial nonperforming assets for the three months ended September 30, 2003, was largely driven by charge-offs and dispositions. Commercial loan net charge-offs for the three months ended September 30, 2003, were $259 million, compared with $834 million for the three months ended September 30, 2002, and $257 million for the three months ended June 30, 2003. For the nine months ended September 30, 2003, commercial loan net charge-offs were $808 million, versus $1.4 billion for the nine months ended September 30, 2002. The net charge-off ratio for commercial loans was 1.09% for the third quarter of 2003 (1.24% excluding the impact of exposures related to the adoption of FIN 46), compared with 3.53% for the third quarter of 2002 and 1.20% for the second quarter of 2003.

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

Selected Quarterly Credit Profile
	September 30,		June 30,		March 31,		December 31,		September 30,
(in millions)	2003		2003		2003		2002		2002
Telecom and Related Industries(a)
Credit Exposure(b)	$12,547	100%	$16,059	100%	$16,739	100%	$16,770	100%	$18,208	100%

Risk Profile of Credit Exposure:
Investment-grade	7,797	62%	10,715	67%	11,061	66%	9,376	56%	10,107	56%
Noninvestment-grade:
Noncriticized	2,978	24%	3,201	20%	3,381	20%	5,076	30%	4,928	27%
Criticized Performing	1,423	11%	1,738	11%	1,756	11%	1,487	9%	2,421	13%
Criticized Nonperforming(c)	349	3%	405	2%	541	3%	831	5%	752	4%

Cable Industry(d)
Credit Exposure(b)	$4,942	100%	$5,143	100%	$5,312	100%	$5,982	100%	$5,427	100%

Risk Profile of Credit Exposure:
Investment-grade	1,882	38%	1,909	37%	2,112	40%	2,681	45%	1,913	35%
Noninvestment-grade:
Noncriticized	829	17%	908	18%	977	18%	1,096	18%	1,385	26%
Criticized Performing	1,751	35%	1,833	36%	1,717	32%	1,673	28%	1,735	32%
Criticized Nonperforming(c)	480	10%	493	9%	506	10%	532	9%	394	7%

Merchant Energy and Related Industries(e)
Credit Exposure(b)	$4,962	100%	$5,915	100%	$6,170	100%	$6,230	100%	$6,241	100%

Risk Profile of Credit Exposure:
Investment-grade	3,541	71%	3,996	68%	3,744	61%	3,580	57%	3,470	56%
Noninvestment-grade:
Noncriticized	764	15%	1,214	20%	1,066	17%	423	7%	1,196	19%
Criticized Performing	372	8%	463	8%	1,156	19%	1,849	30%	1,405	22%
Criticized Nonperforming(c)	285	6%	242	4%	204	3%	378	6%	170	3%

Total Commercial Credit Exposure
Credit Exposure(b)	$381,345	100%	$413,885	100%	$405,901	100%	$412,878	100%	$424,284	100%

Risk Profile of Credit Exposure:
Investment-grade	316,544	83%	345,331	83%	332,602	82%	331,319	80%	339,442	80%
Noninvestment-grade:
Noncriticized	53,457	14%	55,711	14%	58,731	14%	64,981	16%	67,055	16%
Criticized Performing	8,378	2%	9,496	2%	10,897	3%	12,509	3%	12,892	3%
Criticized Nonperforming(c)	2,966	1%	3,347	1%	3,671	1%	4,069	1%	4,895	1%

(a)	Telecom and Related Industries includes other companies with interdependence upon the telecommunications sector.
(b)	Credit exposure excludes risk participations and does not reflect the benefit of credit derivative hedges or liquid collateral held against derivatives contracts.
(c)	Nonperforming assets exclude nonperforming HFS loans; HFS loans are carried at the lower of cost or market and declines in value are recorded in Other revenue.
(d)	Cable Industry includes companies with material investments in cable systems.
(e)	Merchant Energy and Related Industries includes merchant generation or energy trading entities, unregulated subsidiaries of power companies and holding companies which derive a material percentage of earnings from unregulated power businesses. These amounts exclude Enron-related exposure.

Note: JPMorgan Chase’s internal risk ratings generally correspond to the following ratings as defined by Standard & Poor’s / Moody’s:
Investment-grade: AAA/Aaa to BBB-/Baa3 Noninvestment-grade-Noncriticized: BB+/Ba1 to B-/B3 Noninvestment-grade-Criticized: CCC+/Caa1 & below

During the first nine months of 2003, the Firm continued to actively manage its exposure to the Telecom and related, Cable, and Merchant Energy and related sectors, taking a selective approach to extending additional credit to clients in these three sectors. Total exposure to these sectors declined 23% since December 31, 2002. The investment-grade component of the combined portfolios improved from 54% as of year-end 2002 to 59% as of September 30, 2003. Criticized exposure to these sectors declined by 31%, or $2.1 billion, from December 31, 2002, and nonperforming exposure decreased by 36% over the same period, primarily as a result of successful restructurings, collateralizations of exposures and net charge-offs.

Part I
Item 2 (continued)

New Industry Classifications

The Firm has undertaken a review of its internal industry classifications, with the objectives of enabling more proactive portfolio analysis and improving credit risk management. The Firm is in the process of establishing new internal industry classifications that provide stronger linkages between exposures with common risk attributes. The goal is to finalize the new industry classifications by the end of the year, for presentation in the 2003 Annual Report.

Enron-related exposure
At September 30, 2003, the Firm's Enron-related exposure was as follows:
(in millions)	Secured	Unsecured	Total

Trading assets	$—	$179	$179
Loans	199	56	255
Other assets	—	108	108
Lending-related commitments	88	—	88

Total exposure	$287	$343	$630

In the first nine months of 2003, Enron-related exposure decreased by $58 million, from $688 million as of December 31, 2002, to $630 million as of September 30, 2003. The decrease was primarily due to the maturity of $50 million of debtor-in-possession financing. Of the $88 million in lending-related commitments, $75 million relates to debtor-in-possession financing.

Trading assets are carried at fair value. All secured loans are performing and are reported on an amortized cost basis. All unsecured exposure is nonperforming and has been written down to reflect management’s estimate of current recoverable value. The $108 million in Other assets relates to a letter of credit that is the subject of litigation with a creditworthy entity; it is being carried at its current estimated realizable value in accordance with SFAS 5.

Derivative Contracts

For a further discussion of the derivative contracts utilized by JPMorgan Chase in connection with its trading and end-user activities, see Note 19 of this Form 10-Q, and pages 50-53 and Note 28 of JPMorgan Chase’s 2002 Annual Report. The following table summarizes the aggregate notional amounts and derivative receivables (i.e., the MTM or fair value of the derivative contracts after taking into account the effects of legally enforceable master netting agreements) at each of the dates indicated:

Notional amounts and derivative receivables
	Notional amounts(a)		Derivative receivables(b)
	September 30,	December 31,	September 30,	December 31,
(in billions)	2003	2002	2003	2002

Interest rate(c)	$28,690	$23,591	$62	$55
Foreign exchange(c)	1,498	1,505	8	7
Credit derivatives	497	366	3	6
Equity	326	307	9	13
Commodity	32	36	2	2

Total notional and credit exposure	31,043	25,805	84	83
Collateral held against derivatives(d)	NA	NA	(35)	(30)

Exposure net of collateral	$31,043	$25,805	$49	$53

(a)	Represents the gross sum of long and short third-party notional derivative contracts.
(b)	Represents the amount of derivative receivables on the Consolidated balance sheet after taking into account the effects of legally enforceable master netting agreements.
(c)	Gold bullion notional amounts were $40 billion and $41 billion at September 30, 2003, and December 31, 2002, respectively. The corresponding derivative receivables (before the impact of master netting agreements) were $2.4 billion and $2.6 billion at September 30, 2003, and December 31, 2002, respectively. The corresponding derivative payables were $2.0 billion at both September 30, 2003, and December 31, 2002, respectively. At September 30, 2003, and December 31, 2002, the VAR related to the Firm’s gold trading position was $4.6 million and $1.4 million, respectively.
(d)	Represents eligible collateral. Excludes credit enhancements in the form of letters of credit and surety receivables and $4.0 billion of collateral delivered by clients at the initiation of transactions.

The $31 trillion of notional principal of the Firm’s derivative contracts outstanding at September 30, 2003, does not represent, in the Firm’s view, the actual credit losses that could arise from such transactions. For most derivative transactions, the notional principal amount does not change hands; it is simply used as a reference to calculate payments. In the Firm’s view, the appropriate measure

Part I
Item 2 (continued)

of its net current credit risk at September 30, 2003, is $49 billion, representing the $84 billion MTM value of derivative receivables (after taking into account the effects of legally enforceable master netting agreements) less the $35 billion of collateral held by the Firm. This compares with net current credit exposure, at December 31, 2002, of $53 billion. The $35 billion of collateral excludes $4 billion delivered by clients at the initiation of transactions; this collateral secures exposure that could arise in the existing portfolio of derivatives should the MTM value of the client’s transactions move in the Firm’s favor. The $35 billion of collateral also excludes credit enhancements in the form of letters of credit and surety receivables.

The following table summarizes the risk profile, as of September 30, 2003, of the Firm’s Consolidated balance sheet exposure to derivative contracts, net of cash and other highly liquid collateral held by the Firm. Ratings below are based upon the Firm’s internal risk ratings and are presented on an S&P-equivalent basis:

	September 30, 2003		December 31, 2002
(in millions)	Exposure net	% of exposure	Exposure net	% of exposure
Rating equivalent	of collateral	net of collateral	of collateral	net of collateral

AAA to AA-	$24,201	49%	$25,560	49%
A+ to A-	8,209	17	8,668	16
BBB+ to BBB-	9,226	19	9,467	18
BB+ to B-	6,388	13	7,440	14
CCC+ and below	969	2	1,557	3

Total	$48,993	100%	$52,692	100%

While useful as a view of current credit exposure, the net MTM value of the derivative receivables does not capture the potential future variability of that credit exposure. To capture this variability, the Firm measures, on a client-by-client basis, both the worst-case, or peak, future credit exposure (at a 97.5% confidence level), as well as the expected credit exposure. However, the total potential future credit exposure embedded in the derivatives portfolio is neither the simple sum of all peak exposures nor the simple sum of all expected client exposures. This is because credit risk is reduced at the portfolio level when offsetting transactions are entered into with separate counterparties; thus, only one of the two trades would generate a credit loss, even if both counterparties were to default simultaneously. The Firm refers to this effect as market diversification.

The Firm defines the “market-diversified peak” as the maximum loss (estimated at the 97.5% confidence level) that would occur if all counterparties were to default over a one-year time horizon with no recovery. The market-diversified peak, after taking into account both collateral and netting, was approximately $53 billion at September 30, 2003, compared with $57 billion at December 31, 2002. As a general rule, since all counterparties will not default concurrently, nor will all default when their exposures are at peak levels, this is, in the Firm’s view, a conservative measure of potential future derivatives credit risk.

The Firm held $35 billion of collateral at September 30, 2003, compared with $30 billion at December 31, 2002. This represents collateralization of approximately three-fourths of the Firm’s derivatives transactions at September 30, 2003, versus approximately two-thirds at December 31, 2002. These amounts exclude credit enhancements in the form of letters of credit and surety receivables. The Firm posted $21 billion of collateral at September 30, 2003, compared with $19 billion at December 31, 2002. Certain derivative and collateral agreements include provisions that require both the Firm and the counterparty, upon specified downgrades in their respective credit ratings, to post collateral for the benefit of the other party. The impact on required collateral of a single-notch ratings downgrade to JPMorgan Chase Bank, from its current rating of AA- to A+, would have been an additional $1.3 billion of collateral as of September 30, 2003. The impact of a six-notch ratings downgrade to JPMorgan Chase Bank (from AA- to BBB-) would have been $4.2 billion of additional collateral from levels as of September 30, 2003. Certain derivative contracts also provide for termination of the contract, generally upon JPMorgan Chase Bank being downgraded, at the then-existing MTM value of the derivative receivables.

Use of credit derivatives

The following table presents the notional amounts of credit derivatives protection bought and sold at September 30, 2003:

Credit derivatives activity
	Portfolio management			Dealer/Client
	Notional amount			Notional amount
	Protection		Protection	Protection	Protection
(in millions)	bought		sold	bought	sold	Total

	$33,499	(a)	$173	$222,928	$239,962	$496,562

(a)	Includes $2 billion of portfolio credit derivatives.

Part I
Item 2 (continued)

JPMorgan Chase has modest counterparty exposure as a result of credit derivatives transactions. Of the $84 billion of total derivative receivables at September 30, 2003, approximately $3 billion, or 4%, was associated with credit derivatives, before the benefit of collateral. The use of derivatives to manage credit exposures does not reduce the reported level of assets on the Consolidated balance sheet or the level of reported off-balance sheet commitments.

Portfolio management activity

In managing its commercial credit exposure, the Firm purchases single-name and portfolio credit derivatives to hedge these exposures. As of September 30, 2003, the notional outstanding amount of protection purchased via single-name and portfolio credit derivatives was $31 billion and $2 billion, respectively. The Firm also diversifies its exposures by providing (i.e., selling) small amounts of credit protection, which increases exposure to industries or clients where the Firm has little or no client-related exposure. This activity is not material to the Firm’s overall credit exposure; credit protection sold totaled $173 million in notional exposure at September 30, 2003.

The credit derivatives used by JPMorgan Chase for its portfolio management activities do not qualify for hedge accounting under SFAS 133. These derivatives are marked to market in Trading revenue. The MTM value incorporates both the cost of hedge premiums and changes in value due to movement in spreads and credit events, whereas the loans and lending-related commitments being hedged are accounted for on an accrual basis in Net interest income. This asymmetry in accounting treatment between loans and lending-related commitments and the credit derivatives utilized in the portfolio management activities causes earnings volatility that is not representative of the true changes in value of the Firm’s overall credit exposures. The MTM treatment of both the Firm’s credit derivative hedges (“short” credit positions) and the Credit Valuation Adjustment (“CVA”), which reflects the credit quality of derivatives counterparty exposure (“long” credit positions), provides some natural offset. The CVA is based on the expected future exposure (incorporating netting and collateral) to a counterparty, and on the counterparty’s credit derivative spread. The Firm manages components of the CVA by entering into credit derivative hedges and market risk derivative hedges (e.g. interest rate, foreign exchange, equity and commodity derivatives).

Included in Trading revenue are losses of $163 million in the third quarter of 2003 related to credit derivatives that were used to hedge the Firm’s credit exposure, of which approximately $75 million was associated with credit derivatives used to hedge accrual lending activities. The losses were generally driven by an overall global tightening of credit spreads. The $163 million loss was largely offset by $151 million of trading revenue gains related to the MTM value of the CVA and corresponding market risk derivative hedges, resulting in a portfolio management activity net loss of $12 million. Since the third quarter of 2002, the quarterly portfolio management activity performance results have ranged from a net loss of $119 million, when credit spreads contracted, to a net gain of $83 million, in the third quarter of 2002, when credit spreads widened. The CVA was $796 million at September 30, 2003, compared with $1.3 billion at December 31, 2002, driven primarily by tightening of credit spreads.

Use of single-name and portfolio credit derivatives	Notional amount of
September 30, 2003 (in millions)	protection bought

Credit derivative hedges of:
Loans and lending-related commitments	$18,754
Derivative receivables	14,745

Total	$33,499

Dealer Client Activity

As of September 30, 2003, the total notional amounts of protection purchased and sold by the dealer business were $223 billion and $240 billion, respectively. The mismatch between these notional amounts is attributable to the Firm selling protection on large, diversified, predominantly investment-grade portfolios (including the most senior tranches) and then hedging these positions by buying protection on the more subordinated tranches of the same portfolios. In addition, the Firm may use securities to hedge certain derivative positions. Consequently, while there is a mismatch in notional amounts of credit derivatives, in the Firm’s view the risk positions are largely matched. The amount of credit risk contributed by the Firm’s credit derivatives dealer activity is immaterial in the context of JPMorgan Chase’s overall credit exposures.

Country Exposure

The Firm has a comprehensive process for measuring and managing its country exposures and risk. Exposures to a country include all credit-related lending, trading and investment activities, whether cross-border or locally funded. In addition, country exposures include exposures to both government and private-sector entities in a country.

The Firm’s exposures to the countries disclosed in JPMorgan Chase’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, have remained relatively stable or declined. Likewise, during the quarter, the credit conditions in these countries remained stable or improved.

Part I
Item 2 (continued)

CONSUMER PORTFOLIO

			Nonperforming		Past due 90 days and
	Credit exposure		assets (d)		over and accruing
	September 30,	Dec. 31,	September 30,	Dec. 31,	September 30,	Dec. 31,
(in millions, except ratios)	2003	2002	2003	2002	2003	2002

Consumer:
U.S. consumer:
1 – 4 family residential mortgage-first liens	$68,873	$49,357	$263	$259	$—	$—
Home equity	16,981	14,643	54	53	—	—

1 – 4 family residential mortgages	85,854	64,000	317	312	—	—

Credit card – reported (a)	16,015	19,677	13	15	229	451
Credit card securitizations (a)(b)	34,315	30,722	—	—	814	630

Credit card – managed	50,330	50,399	13	15	1,043	1,081
Automobile financings	38,867	33,615	113	118	—	—
Other consumer (c)	7,057	7,524	70	76	21	22

Total managed consumer loans	$182,108	$155,538	$513	$521	$1,064	$1,103

	Net charge-offs				Average annual net charge-off rate (e)
	Third Quarter		Nine Months		Third Quarter		Nine Months
(in millions, except ratios)	2003	2002	2003	2002	2003	2002	2003	2002

Consumer:
U.S. consumer:
1 – 4 family residential mortgage-first liens	$4	$6	$14	$38	0.02%	0.06%	0.03%	0.12%
Home equity	1	1	9	3	0.02	0.03	0.08	0.03

1 – 4 family residential mortgages	5	7	23	41	0.02	0.05	0.04	0.10

Credit card – reported	263	333	806	1,103	6.26	6.27	6.22	6.57
Credit card securitizations(b)	471	354	1,408	1,009	5.57	4.95	5.76	5.36

Credit card – managed	734	687	2,214	2,112	5.80	5.51	5.92	5.93
Automobile financings	43	47	128	114	0.45	0.64	0.46	0.55
Other consumer (c)	44	45	133	135	2.53	2.53	2.41	2.34

Total managed consumer loans	$826	$786	$2,498	$2,402	1.86%	2.23%	2.00%	2.33%

(a)	At September 30, 2003, credit card securitizations include $1.1 billion of accrued interest and fees on securitized credit card loans that were classified in Other assets, consistent with the FASB Staff Position, Accounting for Accrued Interest Receivable Related to Securitized and Sold Receivables under SFAS 140. Prior to March 31, 2003, this balance was classified in credit card reported loans. Of the $1.1 billion, none was nonperforming and $151 million was past due 90 days and over and accruing.
(b)	Represents the portion of JPMorgan Chase’s credit card receivables that have been securitized.
(c)	Consists of manufactured housing loans, installment loans (direct and indirect types of consumer finance), student loans, unsecured revolving lines of credit and non-U.S. consumer loans.
(d)	Nonperforming assets exclude consumer nonaccrual HFS loans of $33 million and $25 million at September 30, 2003, and December 31, 2002, respectively. HFS loans are carried at the lower of cost or market and declines in value are recorded in Other revenue.
(e)	Annualized.

Part I
Item 2 (continued)

JPMorgan Chase’s consumer portfolio continues to be primarily domestic and is geographically diversified. JPMorgan Chase’s managed consumer portfolio totaled $182 billion at September 30, 2003, an increase of $27 billion since year-end 2002. Consumer net charge-offs on a managed basis were $826 million and $786 million for the third quarters of 2003 and 2002, respectively, and $2.5 billion and $2.4 billion for the nine months ended September 30, 2003 and 2002, respectively. The increase in the comparable quarter and year-to-date net charge-offs was primarily due to an increase in credit card net charge-offs, reflecting a higher level of average outstandings. The Firm continues to anticipate higher charge-offs in its consumer loan portfolio for full-year 2003 than for full-year 2002, primarily as a result of a higher level of loans outstanding.

The following discussion relates to the specific loan categories within the consumer portfolio:

Residential Mortgage Loans: Residential mortgage loans were $86 billion at September 30, 2003, a $22 billion increase from the 2002 year-end. The growth in this portfolio was driven by new mortgage originations. Nonperforming 1–4 family residential mortgage loans increased to $317 million from $312 million from year-end. The net charge-off rate for the third quarter of 2003 decreased to 0.02% from 0.05% at the third quarter of 2002. The net charge-off rate for the nine months ended September 30, 2003, decreased to 0.04% from 0.10% for the same period of the prior year. At September 30, 2003, the Firm had $2.0 billion of sub-prime residential mortgage loans, of which $1.5 billion were held for sale. At December 31, 2002, sub-prime residential mortgage loans outstanding were $1.8 billion, of which $1.3 billion were held for sale.

Credit Card Loans: JPMorgan Chase analyzes its credit card portfolio on a “managed basis,” which includes credit card receivables on the Consolidated balance sheets as well as credit card receivables that have been securitized. Managed consumer credit card receivables were $50 billion at September 30, 2003, flat relative to year-end 2002. During the 2003 third quarter, net charge-offs as a percentage of average credit card receivables increased to 5.80%, compared with 5.51% for the third quarter of 2002. Loans over 90 days past due decreased to 2.07% of the portfolio at September 30, 2003, compared with 2.14% at December 31, 2002. During the nine months ended September 30, 2003, net charge-off rates as a percentage of average credit card receivables decreased slightly, to 5.92% from 5.93% in the same period last year.

Automobile Financings: Automobile financings outstanding increased by $5 billion to $39 billion at September 30, 2003, when compared with year-end 2002. This increase was driven by originations of $22 billion during the first nine months of 2003, a 21% increase in originations from the comparable period in 2002. Net charge-off rates of 0.45% and 0.46% for the third quarter and nine months ended September 30, 2003, compared with 0.64% and 0.55% for the comparable periods in 2002, continued to reflect the Firm’s selective approach to asset origination in this portfolio.

Other Consumer Loans: Other consumer loans of $7 billion at September 30, 2003, decreased 6% compared with year-end levels. The net charge-off rate related to this portfolio remained flat at 2.53% compared with the third quarter of 2002. The net charge-off rate of 2.41% for the nine months ended September 30, 2003, increased from 2.34% for the same period of the prior year, largely as a result of charge-offs in a discontinued installment loan portfolio and moderately higher charge-offs in the manufactured housing portfolio.

Summary of changes in the Allowance for credit losses

	2003				2002
(in millions)	Commercial	Consumer	Residual	Total	Commercial	Consumer	Residual	Total

Loans:
Beginning balance at January 1	$2,216	$2,360	$774	$5,350	$1,724	$2,105	$695	$4,524
Charge-offs	(1,009)	(1,237)	—	(2,246)	(1,531)	(1,621)	—	(3,152)
Recoveries	201	147	—	348	84	228	—	312

Net charge-offs	(808)	(1,090)	—	(1,898)	(1,447)	(1,393)	—	(2,840)
Provision for loan losses	167	1,103	165	1,435	1,845	1,194	79	3,118
Other	2	(139) (a)	3	(134)	(43)	459	45	461

Ending balance at September 30	$1,577 (b)	$2,234	$942	$4,753	$2,079 (b)	$2,365	$819	$5,263

Lending-related commitments:
Beginning balance at January 1	$324	$—	$39	$363	$226	$—	$56	$282
Provision for lending-related commitments	(42)	—	8	(34)	284	—	8	292
Other	—	—	—	—	(1)	—	—	(1)

Ending balance at September 30	$282 (c)	$—	$47	$329	$509 (c)	$—	$64	$573

Part I
Item 2 (continued)

(a)	Includes $138 million related to the transfer of the allowance for accrued interest and fees on securitized credit card loans.
(b)	Includes $1.1 billion and $481 million of commercial specific and commercial expected loss components, respectively, at September 30, 2003. Includes $1.5 billion and $554 million of commercial specific and commercial expected loss components, respectively, at September 30, 2002.
(c)	Includes $187 million and $95 million of commercial specific and commercial expected loss components, respectively, at September 30, 2003. Includes $426 million and $83 million of commercial specific and commercial expected loss components, respectively, at September 30, 2002.

Credit costs
For the nine months
ended September 30,	2003				2002
(in millions)	Commercial	Consumer	Residual	Total	Commercial	Consumer	Residual	Total

Provision for loan losses	$167	$1,103	$165	$1,435	$1,845	$1,194	$79	$3,118
Provision for lending-related commitments	(42)	—	8	(34)	284	—	8	292
Securitized credit losses	—	1,408	—	1,408	—	1,009	—	1,009

Total managed credit costs	$125	$2,511	$173	$2,809	$2,129	$2,203	$87	$4,419

Overall: The overall decrease in the allowance for credit losses from December 31, 2002, to September 30, 2003, was driven by additional securitizations in the consumer credit card portfolio and by provisions for credit losses that were lower than charge-offs in the commercial loan portfolio. The commercial loan portfolio provisions were lower as a result of restructurings of several large nonperforming commercial loans (for which the Firm had previously reserved) and fewer new problem commercial exposures.

Loans: JPMorgan Chase’s allowance for loan losses is intended to cover probable credit losses as of September 30, 2003, for which either the asset is not specifically identified or the size of the loss has not been fully determined. The allowance has both specific and expected loss components and a residual component. As of September 30, 2003, management deemed the allowance to be adequate (i.e., sufficient to absorb losses that currently may exist but are not yet identifiable). The allowance represented 2.01% of loans at September 30, 2003, compared with 2.47% at year-end 2002. Excluding the exposures related to the FIN 46 adoption, the allowance ratio would have been 2.11% at September 30, 2003. The allowance for loan losses declined by $597 million from year-end 2002 and $510 million from September 30, 2002.

The commercial specific loss component of the allowance was $1.1 billion at September 30, 2003, a decrease of $507 million, or 32%, from year-end 2002. The decrease was primarily attributable to charge-offs and restructuring of exposures during the period.

The commercial expected loss component of the allowance was $481 million at September 30, 2003, a decrease of $132 million, or 22%, from year-end 2002. The decrease reflected a reduction in the amount, and an improvement in the average quality, of the noncriticized portion of the portfolio.

The consumer expected loss component of the allowance was $2.2 billion at September 30, 2003, a decline of $126 million, or 5%, from year-end 2002. The decrease was primarily attributable to the transfer of the allowance for accrued fees on securitized credit card loans to Other assets and to a lower level of credit card outstandings.

The residual component of the allowance was $942 million at September 30, 2003, an increase of $168 million from year-end 2002, and was unchanged from June 30, 2003. The formula-based commercial specific and expected components do not consider uncertainties in the economic environment or the impact of concentrations in the commercial loan portfolio. These uncertainties are addressed by the residual component of the allowance, which incorporates management’s judgment. At September 30, 2003, the residual component represented approximately 20% of the total allowance for loan losses and was at the upper end of management’s target range of 10% to 20% of the total allowance. If current commercial loan quality trends continue, the Firm’s policies will require a further reduction in the overall allowance, including the residual component.

Lending-related commitments: To provide for the risk of loss inherent in the Firm’s process of extending credit, management also computes specific and expected loss components, as well as a residual component, for lending-related commitments. These are computed using a methodology similar to that used for the loan portfolio, modified for expected maturities and probabilities of drawdown. This allowance, which is reported in Other liabilities, was $329 million, $363 million and $573 million at September 30, 2003, December 31, 2002, and September 30, 2002, respectively. The allowance for lending-related commitments decreased by $34 million during the nine months ended September 30, 2003. For the nine months ended September 30, 2003, there were no charge-offs of lending-related commitments.

Part I
Item 2 (continued)

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

MARKET RISK MANAGEMENT

Risk management process

For a discussion of the Firm’s market risk management process, see page 58 of the 2002 Annual Report.

Risk measurement

Value-at-Risk

JPMorgan Chase’s statistical risk measure, VAR, gauges the potential loss from adverse market moves in an ordinary market environment and provides a consistent cross-business measure of risk profiles and levels of risk diversification. Each business day, the Firm undertakes a comprehensive VAR calculation that includes its trading, investment and asset/liability (“A/L”) management activities. The Firm calculates VAR reported below using a one-day time horizon and a 99% confidence level. This means the Firm would expect to incur losses greater than that predicted by VAR estimates only once every 100 trading days, or about 2.5 times a year. For the first nine months of 2003, actual Firm-wide market risk-related losses exceeded corporate VAR on only two days, a result which is consistent with the 99% confidence level. For a further discussion of the Firm’s VAR methodology, see pages 58-60 of the 2002 Annual Report.

Although no single risk statistic can reflect all aspects of market risk, the table below provides a meaningful overview of the Firm’s market risk exposure arising from its trading activities and investment and A/L portfolios.

Aggregate Portfolio	Nine Months Ended September 30, 2003
				At
	Average	Minimum	Maximum	September 30,
(in millions)	VAR	VAR	VAR	2003
Trading Portfolio Interest Rate	$60.8	$44.6	$104.3	$59.8
Foreign Exchange	15.7	11.0	30.2	19.9
Equities	10.7	6.7	25.0	13.0
Commodities	2.9	1.7	4.9	3.1
Hedge Fund Investment(c)	4.6	3.2	8.7	4.8
Less: Portfolio Diversification	(34.4)	NM	NM	(30.0)

Total Trading Portfolio VAR	60.3	43.6	105.0	70.6
Investment Portfolio and A/L Activities(a)	144.1	81.2	285.9	118.5
Less: Portfolio Diversification	(48.9)	NM	NM	(26.9)

Total VAR(b)	$155.5	$83.7	$311.5	$162.2

	Nine Months Ended September 30, 2002
				At
	Average	Minimum	Maximum	September 30,
(in millions)	VAR	VAR	VAR	2002
Trading Portfolio Interest Rate	$68.1	$50.5	$97.9	$74.6
Foreign Exchange	10.8	4.4	21.2	12.1
Equities	16.4	7.9	32.7	12.4
Commodities	4.1	1.8	13.3	2.0
Hedge Fund Investment(c)	3.1	2.5	3.6	3.6
Less: Portfolio Diversification	(29.3)	NM	NM	(28.7)

Total Trading Portfolio VAR	73.2	56.9	99.3	76.0
Investment Portfolio and A/L Activities(a)	96.0	75.2	132.7	95.0
Less: Portfolio Diversification	(52.2)	NM	NM	(39.7)

Total VAR(b)	$117.0	$87.6	$149.8	$131.3

(a)	Substantially all of the risk is interest rate-related.
(b)	Excludes VAR related to the private equity business. For a discussion of private equity risk management, see page 62 of this Form 10-Q.

Part I
Item 2 (continued)

(c)	Represents investments in numerous hedge funds that are diversified by strategic goals, investment strategies, industry concentrations, portfolio size and management style. They are passive long-term investments made by JPMorgan Chase, generally as a limited partner, and are marked to market. Individual hedge funds may have exposure to interest rate, foreign exchange, equity and commodity risk within their portfolio risk structures.
NM —	Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect. In addition, JPMorgan Chase’s average and period-end VARs are less than the sum of the VARs of its market risk components due to risk offsets resulting from portfolio diversification.

The daily average Trading Portfolio VAR for the first nine months of 2003 was $60.3 million. The largest contributor was interest rate risk, which includes credit spread risk. Before portfolio diversification, interest rate risk accounted for 64% of the average Trading Portfolio VAR. The diversification effect, which on average reduced the daily average Trading Portfolio VAR by $34.4 million in the first nine months of 2003, reflects the fact that the largest losses for different positions and risks do not typically occur at the same time. The risk of a portfolio of positions is therefore usually less than the sum of the risks of the positions themselves. The degree of diversification is determined both by the extent to which different market variables tend to move together and by the extent to which different businesses have similar positions. The decline in the daily average Trading Portfolio VAR, compared with the first nine months of 2002, was driven primarily by reduced position-taking in interest rate businesses. The quarterly average Trading Portfolio VAR has increased since the second quarter of 2003, rising from $58.8 million to $68.1 million in the third quarter, a 16% increase. This was due to increased market volatility in interest rate markets and larger risk positions carried by the Firm.

VARs for the Investment Portfolio and A/L Activities measure the amount of potential change in their economic value; they are not true measures of potential volatility in reported revenues, since only part of those activities are marked to market through earnings. More than 95% of the Firm’s aggregate Investment Portfolio and A/L Activities VAR is related to four portfolio-management activities: A/L interest rate exposures, investment securities, MSRs and the whole-loan mortgage portfolio. Average Investment Portfolio and A/L Activities VAR for the nine months ended September 30, 2003, was substantially higher than average VAR for the nine months ended the prior year, increasing 50% to $144.1 million from $96.0 million. This resulted primarily from increased volatility in interest rate markets, larger exposure to the spread between mortgage and swap rates, and a shift in interest rate risk positions in the mortgage activities of CHF.

Histogram

The histogram below illustrates the Firm’s daily market risk-related revenue, which is defined as the daily change in value of the MTM trading portfolios plus any trading-related Net interest income (“NII”), brokerage commissions, underwriting fees or other revenue. In the first nine months of 2003, JPMorgan Chase posted positive daily market risk-related revenue for 178 out of 194 days, with 139 days exceeding $25 million. Losses were sustained on 16 days, with five days exceeding $25 million. The average daily market risk-related revenue for the first nine months of 2003 was $43.6 million.

Nine Months Ended September 30, 2003

Part I
Item 2 (continued)

To evaluate the soundness of the VAR model, daily back-testing is conducted against actual financial results, based on daily market risk-related revenue. The inset above examines the 16 days on which JPMorgan Chase posted trading losses and depicts the amount by which VAR exceeded the actual loss on each day. The inset shows that losses exceeded VAR on only two days, primarily attributable to losses on basis exposure in mortgage products and related hedge positions and to spread and directional interest rate losses, a performance statistically consistent with the Firm’s 99% confidence level.

Stress Testing

While VAR reflects the risk of loss due to unlikely events in normal markets, stress testing captures the Firm’s exposure to unlikely but plausible events in abnormal markets. The Firm stress tests its portfolios at least once a month, at both the corporate and business segment levels, using multiple scenarios. Scenarios are continually reviewed and updated to reflect changes in the Firm’s risk profile and economic events. The following table represents the potential economic value stress-test loss (pre-tax) in JPMorgan Chase’s trading portfolio as predicted by the Firm’s stress-test scenarios:

Largest Monthly Pre-Tax Stress Test Loss
	Nine Months Ended September 30, 2003
(in millions)	Average	Minimum	Maximum	At September 12, 2003
Stress Test Loss	$(542)	$(313)	$(852)	$(625)

It is important to note that VAR results cannot be directly correlated to stress-test loss results for three reasons. First, stress-test losses are calculated at varying dates each month, while VAR is performed daily and reported for the period-end date. Second, VAR and stress tests are two distinct risk measurements yielding very different loss potentials. Although the same trading portfolios are used for both tests, VAR is based on a distribution of one-day historical losses measured over the most recent year; by contrast, stress testing subjects the portfolio to more extreme, larger moves over a longer time horizon (i.e., 2–3 weeks). Third, as VAR and stress tests are distinct risk measurements, the impact of portfolio diversification can vary greatly. For VAR, markets can change in patterns over a one-year time horizon, moving from highly correlated to less so; in stress testing, the focus is on a single event and the associated correlations in an extreme market situation. As a result, while VAR over a given time horizon can be lowered by a diversification benefit in the portfolio, this benefit would not necessarily manifest itself in stress-test scenarios, which assume large coherent moves across all markets. For a further discussion of the Firm’s stress-test methodology, see pages 60–61 of the 2002 Annual Report.

The Firm conducts both economic-value and NII stress tests on its investment portfolios and A/L activities. The more conventional NII stress test measures the potential change in the Firm’s NII over the next year. For the quarter ended September 30, 2003, JPMorgan Chase’s largest potential NII stress-test loss was estimated at $75 million, using a scenario in which credit spreads widen significantly and, at the same time, equity prices decline and interest rates fall in the major currencies. The Firm also stresses NII for a 100-basis-point rise in interest rates, assuming a parallel shift in the yield curve. For the quarter ended September 30, 2003, this NII stress-test loss was estimated at $200 million. Economic-value stress tests measure the potential change in the value of the investment portfolios and A/L activities under the same scenarios used to evaluate the trading portfolios. For the quarter ended September 30, 2003, JPMorgan Chase’s largest potential economic-value stress-test loss on its investment portfolios and A/L activities was associated with a scenario that assumes a sharp widening in credit spreads and decreases in interest rates.

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

OPERATIONAL AND BUSINESS RISK MANAGEMENT

The Firm implemented a new risk-based capital allocation methodology during the second quarter of 2003, which separates operating risk into its two components, operational risk and business risk. Operational risk is the risk of loss resulting from inadequate or failed processes or systems, human factors or external events. The operational risk model is loss-based, with adjustments to reflect changes in the quality of the control environment, and with a potential offset for the use of risk-transfer products. Business risk is defined as the risk associated with the volatility in the Firm’s earnings due to factors not captured by other parts of the Firm’s economic capital framework. For business risk, capital is allocated to each business based on historical revenue volatility and measures of fixed and variable expenses. Earnings volatility arising from other risk factors, such as credit, market or operational risks, is excluded from the measurement of business risk capital, as those factors are captured under those risk capital models. For a discussion of JPMorgan Chase’s operational and business risk management, refer to pages 63-64 of JPMorgan Chase’s 2002 Annual Report.

Part I
Item 2 (continued)

PRIVATE EQUITY RISK MANAGEMENT

The Firm refined its methodology for measuring private equity risk during the second quarter of 2003. It now assigns a moderately higher amount of capital for the risk in the private equity portfolio, most of which is assigned to JPMorgan Partners. For a discussion of JPMorgan Chase’s private equity risk management, refer to page 65 of JPMorgan Chase’s 2002 Annual Report.

SUPERVISION AND REGULATION

The following discussion should be read in conjunction with the Supervision and Regulation section on pages 1–6 of JPMorgan Chase’s 2002 Form 10-K.

Dividends

JPMorgan Chase’s bank subsidiaries could pay dividends to their respective bank holding companies, without the approval of their relevant banking regulators, in amounts up to the limitations imposed upon such banks by regulatory restrictions. These limitations, in the aggregate, totaled approximately $4.5 billion at September 30, 2003.

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

Allowance for Credit Losses

The Firm’s allowance for loan losses is sensitive to the risk rating assigned to a loan. Assuming a one-notch downgrade in the Firm’s internal risk ratings for all of its commercial loans, the allowance for loan losses for commercial loans would increase by approximately $538 million at September 30, 2003. This sensitivity analysis is hypothetical and should be used with caution. The purpose of this analysis is to provide an indication of the impact that risk ratings have on the estimate of the allowance for loan losses for commercial loans. It is not intended to imply management’s expectation of future deterioration in risk ratings. Given the process the Firm follows in determining the risk ratings of its loans, management believes the ratings currently assigned to its commercial loans are appropriate and the likelihood of a one-notch downgrade for all commercial loans is remote.

Trading and Available-for-Sale portfolios

The following table summarizes the trading and available-for-sale portfolios by valuation methodology at September 30, 2003:

	Trading Assets		Trading Liabilities
	Securities		Securities		AFS
	purchased(a)	Derivatives(b)	sold(a)	Derivatives(b)	securities

Fair value based on:
Quoted market prices	91%	3%	93%	2%	90%
Internal models with significant observable market parameters	8	95	6	96	5
Internal models with significant unobservable market parameters	1	2	1	2	5

Total	100%	100%	100%	100%	100%

(a)	Reflected as Debt and equity instruments on the Firm’s Consolidated balance sheet.
(b)	Based on gross MTM values of the Firm’s derivatives portfolio (i.e., prior to netting of positions pursuant to FIN 39), as cross-product netting is not relevant to an analysis that is based on valuation methodologies.

Part I
Item 2 (continued)

NONEXCHANGE-TRADED COMMODITY CONTRACTS AT FAIR VALUE

In the normal course of business, JPMorgan Chase trades nonexchange-traded commodity contracts, which are primarily energy-related. To determine the fair value of these contracts, the Firm uses various fair value estimation techniques, which are primarily based on internal models with significant observable market parameters. The following table summarizes the changes in fair value for nonexchange-traded commodity contracts for the first nine months of 2003:

(in millions)	Asset position	Liability position

Net fair value of contracts outstanding at January 1, 2003	$1,938	$839
Effect of legally enforceable master netting agreements	1,279	1,289

Gross fair value of contracts outstanding at January 1, 2003	3,217	2,128
Contracts realized or otherwise settled during the period	(1,982)	(1,794)
Fair value of new contracts	195	382
Changes in fair values attributable to changes in valuation techniques and assumptions	—	—
Other changes in fair value	878	912

Gross fair value of contracts outstanding at September 30, 2003	2,308	1,628
Effect of legally enforceable master netting agreements	(806)	(876)

Net fair value of contracts outstanding at September 30, 2003	$1,502	$752

The following table indicates the schedule of maturities of nonexchange-traded commodity contracts at September 30, 2003:

(in millions)	Asset position	Liability position

Maturity less than 1 year	$600	$593
Maturity 1–3 years	1,358	803
Maturity 4–5 years	337	215
Maturity in excess of 5 years	13	17

Gross fair value of contracts outstanding at September 30, 2003	2,308	1,628
Effects of legally enforceable master netting agreements	(806)	(876)

Net fair value of contracts outstanding at September 30, 2003	$1,502	$752

ACCOUNTING AND REPORTING DEVELOPMENTS

Consolidation of variable interest entities

Effective July 1, 2003, the Firm adopted the provisions of FIN 46 for all VIEs originated prior to February 1, 2003, excluding certain investments made by JPMP. The FASB provided a specific deferral for nonregistered investment companies until the proposed SOP on the clarification of the scope of the Investment Company Audit Guide is finalized, which is expected to occur in mid-2004. The Firm deferred consolidation of $2.5 billion of assets related to JPMP as of July 1, 2003.

FIN 46 is a complex accounting interpretation. Future amendments of the interpretation and new implementation guidance related to FIN 46 could affect the Firm’s application of FIN 46 in future periods. In addition, the Firm is actively assessing restructuring alternatives for the multi-seller asset-backed commercial paper conduits. For further details regarding FIN 46, refer to Note 9 of this Form 10-Q.

Derivative instruments and hedging activities

In April 2003, the FASB issued SFAS 149, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. Specifically, SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, and when a derivative contains a financing component that warrants special reporting in the Consolidated statement of cash flows. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003; the related impact was not material to the Firm’s Consolidated financial statements.

Accounting for certain financial instruments with characteristics of both liabilities and equity

In May 2003, the FASB issued SFAS 150, which establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), because that financial instrument embodies an obligation of the issuer. SFAS 150 was effective immediately for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective beginning July 1, 2003. The implementation of SFAS 150 did not have a material impact on the Firm’s Consolidated financial statements.

Part I
Item 2 (continued)

J.P. MORGAN CHASE & CO.
FINANCIAL HIGHLIGHTS
(in millions, except per share data and ratios)

					Third Quarter Change				Nine Months ended September 30,
Reported basis	3Q 2003	2Q 2003		3Q 2002	2Q 2003		3Q 2002		2003	2002	Change
Revenue	$7,748	$9,034		$6,947	(14)%		12%		$25,188	$22,119	14%
Noninterest expense	5,095	5,832		5,051	(13)		1		16,468	15,603	6
Provision for credit losses	223	435		1,836	(49)		(88)		1,401	3,410	(59)
Income tax expense	802	940		20	(15)		NM		2,464	1,056	133
Net income	1,628	1,827		40	(11)		NM		4,855	2,050	137
Per common share:
Net income per share
Basic	$0.80	$0.90		$0.01	(11)%		NM		$2.40	$1.01	138%
Diluted	0.78	0.89		0.01	(12)		NM		2.35	1.00	135
Cash dividends declared	0.34	0.34		0.34	—		—%		1.02	1.02	—
Book value at period-end	21.55	21.53		21.26	—		1
Performance ratios: (a)
Return on average assets	0.83%	0.96%		0.02%	(13	)bp	81	bp	0.84%	0.38%	46	bp
Return on average common equity	15	17		—	(200)		1,500		15	7	800
Capital ratios:
Tier 1 capital ratio	8.7%	8.4	%(e)	8.7%	30	bp	—	bp
Total capital ratio	12.1	12.0	%(e)	12.4	10		(30)
Tier 1 leverage ratio	5.5	5.5		5.4	—		10
Selected balance sheet items:
Net loans	$231,448	$222,307		$206,215	4%		12%
Total assets	792,700	802,603		741,759	(1)		7
Deposits	313,626	318,248		292,171	(1)		7
Long-term debt (b)	50,661	49,918		44,552	1		14
Common stockholders’ equity	43,948	43,812		42,428	—		4
Total stockholders’ equity	44,957	44,821		43,437	—		3
Share price: (c)
Close	$34.33	$34.18		$18.99	—%		81%
Operating basis (d)
Revenue	$8,219	$9,514		$7,301	(14)%		13%		$26,596	$23,128	15%
Expense	5,095	5,832		4,620	(13)		10		16,468	14,688	12
Operating margin	3,124	3,682		2,681	(15)		17		10,128	8,440	20
Credit costs	694	915		2,190	(24)		(68)		2,809	4,419	(36)
Earnings	1,628	1,827		325	(11)		401		4,855	2,654	83
Operating performance:
Shareholder value added	$311	$536		$(964)	(42)%		NM		$995	$(1,080)	NM
Return on average common equity(a)	15%	17%		3%	(200	)bp	1,200	bp	15%	8%	700	bp
Overhead ratio	62	61		63	100		(100)		62	64	(200)
Common dividend payout ratio	44	40		222	400		NM		44	79	(3,500)

(a)	Based on annualized amounts.
(b)
Includes Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities and Guaranteed preferred beneficial interests in capital debt securities issued by consolidated trusts. Excludes Beneficial interests of consolidated variable interest entities.

(c)
JPMorgan Chase’s common stock is listed and traded on the New York Stock Exchange, the London Stock Exchange Limited and the Tokyo Stock Exchange. The closing prices of JPMorgan Chase’s common stock are from the New York Stock Exchange Composite Transaction Tape.

(d)	Includes credit card receivables that had been securitized. Amounts shown for 2002 exclude merger and restructuring costs and special items.
(e)
The Firm changed its calculation for risk-weighted assets during the third quarter of 2003; if the June 30, 2003, Tier 1 and Total capital ratios had been calculated on the same basis as they were for September 30, 2003, the Tier 1 and Total capital ratios would have been 8.4% and 12.0%, respectively, rather than the 8.7% and 12.4% previously reported. Tier 1 and Total capital ratios for periods prior to June 30, 2003, have not been recalculated.

Part I
Item 2 (continued)

J.P. MORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEET, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

	Third Quarter 2003			Third Quarter 2002
	Average		Rate	Average		Rate
	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)
Assets
Deposits with banks	$10,163	$24	0.93%	$13,071	$87	2.65%
Federal funds sold and securities purchased under resale agreements	89,865	344	1.52	83,402	530	2.52
Securities and trading assets	213,861	2,379	4.41 (a)	205,232	2,575	4.98 (a)
Securities borrowed	40,019	72	0.71	41,881	180	1.70
Loans	237,508	2,888	4.83	205,037	2,962	5.73

Total interest-earning assets	591,416	5,707	3.83	548,623	6,334	4.58
Allowance for loan losses	(5,077)			(5,157)
Cash and due from banks	17,017			18,083
Trading assets – derivative receivables	81,496			75,996
Other assets	97,574			86,821

Total assets	$782,426			$724,366

Liabilities
Interest-bearing deposits	$221,539	$789	1.41%	$214,932	$1,422	2.62%
Federal funds purchased and securities sold under repurchase agreements	148,132	481	1.29	170,266	885	2.06
Commercial paper	13,088	33	1.00	13,740	63	1.81
Other borrowings(b)	72,191	930	5.12	66,014	841	5.06
Beneficial interests of consolidated VIEs	19,791	46	0.92	—	—	—
Long-term debt	48,685	369	3.01	45,525	369	3.22

Total interest-bearing liabilities	523,426	2,648	2.01	510,477	3,580	2.78

Noninterest-bearing deposits	84,353			67,654
Trading liabilities – derivative payables	64,800			60,899
All other liabilities, including the allowance for lending-related commitments	65,707			42,159

Total liabilities	738,286			681,189

Preferred stock of subsidiary(c)	—			—
Stockholders’ equity
Preferred stock	1,009			1,009
Common stockholders’ equity	43,131			42,168

Total stockholders’ equity	44,140			43,177

Total liabilities, preferred stock of subsidiary and stockholders’ equity	$782,426			$724,366

Interest rate spread			1.82%			1.80%

Net interest income and net yield on interest-earning assets		$3,059	2.05%		$2,754	1.99%

(a)
For the three months ended September 30, 2003, and September 30, 2002, the annualized rate for available-for-sale securities based on amortized cost was 4.63% and 5.35%, respectively, and the annualized rate for available-for-sale securities based on fair value was 4.68% and 5.25%, respectively.

(b)	Includes securities sold but not yet purchased.
(c)	On February 28, 2002, all outstanding shares were redeemed.

Part I
Item 2 (continued)

J.P. MORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEET, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

	Nine Months 2003			Nine Months 2002
	Average		Rate	Average		Rate
	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)
Assets
Deposits with banks	$9,075	$129	1.91%	$11,564	$254	2.94%
Federal funds sold and securities purchased under resale agreements	84,745	1,171	1.85	82,583	1,556	2.52
Securities and trading assets	228,282	7,799	4.57 (a)	195,986	7,564	5.16 (a)
Securities borrowed	40,283	248	0.82	43,387	536	1.65
Loans	224,526	8,530	5.08	211,413	9,247	5.85

Total interest-earning assets	586,911	17,877	4.07	544,933	19,157	4.70
Allowance for loan losses	(5,299)			(5,079)
Cash and due from banks	17,512			19,120
Trading assets – derivative receivables	87,595			71,517
Other assets	88,403			95,516

Total assets	$775,122			$726,007

Liabilities
Interest-bearing deposits	$224,279	$2,807	1.67%	$218,211	$4,077	2.50%
Federal funds purchased and securities sold under repurchase agreements	167,735	1,786	1.42	163,677	2,527	2.06
Commercial paper	13,419	118	1.17	17,033	230	1.80
Other borrowings(b)	68,069	2,626	5.16	70,673	2,668	5.05
Beneficial interests of consolidated VIEs	6,671	46	0.92	—	—	—
Long-term debt	47,978	1,121	3.12	43,693	1,053	3.22

Total interest-bearing liabilities	528,151	8,504	2.15	513,287	10,555	2.75

Noninterest-bearing deposits	78,485			67,243
Trading liabilities – derivative payables	68,347			55,511
All other liabilities, including the allowance for lending-related commitments	56,543			47,676

Total liabilities	731,526			683,717

Preferred stock of subsidiary(c)	—			117
Stockholders’ equity
Preferred stock	1,009			1,009
Common stockholders’ equity	42,587			41,164

Total stockholders’ equity	43,596			42,173

Total liabilities, preferred stock of subsidiary and stockholders’ equity	$775,122			$726,007

Interest rate spread			1.92%			1.95%

Net interest income and net yield on interest-earning assets		$9,373	2.14%		$8,602	2.11%

(a)
For the nine months ended September 30, 2003, and September 30, 2002, the annualized rate for available-for-sale securities based on amortized cost was 4.68% and 5.33%, respectively, and the annualized rate for available-for-sale securities based on fair value was 4.64% and 5.30%, respectively.

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

Chase USA: Chase Manhattan Bank USA, National Association.

Criticized: An indication of credit quality based on JPMorgan Chase’s internal risk-assessment system. “Criticized” assets generally represent a risk profile similar to a rating of a CCC+/Caa1 or lower, as defined by independent rating agencies.

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

SOP: American Institute of Certified Public Accountants Statement of Position.

Special Items: All amounts are on a pre-tax basis. There were no special items in the third quarter and first nine months of 2003. The third quarter and first nine months of 2002 included $333 million and $817 million, respectively, in merger and restructuring costs, and a $98 million charge for excess real estate capacity.

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

Item 3 Quantitative and Qualitative Disclosures about Market Risk

For a discussion of the quantitative and qualitative disclosures about market risk, see the Market Risk Management section of the MD&A on pages 59–61 of this Form 10-Q.

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

Part II – OTHER INFORMATION

Item 1 Legal Proceedings

Enron litigation. JPMorgan Chase is involved in a number of lawsuits and investigations arising out of its banking relationships with Enron Corp. and its subsidiaries (“Enron”). Pending in London is a lawsuit by the Firm against Westdeutsche Landesbank Girozentrale (“WLB”) seeking to compel payment of $165 million under an Enron-related letter of credit issued by WLB.

Actions involving Enron have been initiated by parties against JPMorgan Chase, its directors and certain of its officers. These lawsuits include a series of purported class actions brought on behalf of shareholders of Enron, including the lead action captioned Newby v. Enron Corp., and a series of purported class actions brought on behalf of Enron employees who participated in various employee stock ownership plans, including the lead action captioned Tittle v. Enron Corp. The consolidated complaint filed in Newby named as defendants, among others, JPMorgan Chase, several other investment banking firms, two law firms, Enron’s former accountants and affiliated entities and individuals and other individual defendants, including present and former officers and

Part II
Item 1 (continued)

directors of Enron, and it purports to allege claims against JPMorgan Chase and the other defendants under federal and state securities laws. The Tittle complaint named as defendants, among others, JPMorgan Chase, several other investment banking firms, a law firm, Enron’s former accountants and affiliated entities and individuals and other individual defendants, including present and former officers and directors of Enron and purports to allege claims against JPMorgan Chase and certain other defendants under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and state common law. On December 20, 2002, the Court denied the motion of JPMorgan Chase and other defendants to dismiss the Newby action. On September 30, 2003, Judge Harmon dismissed all claims against JPMorgan Chase in Tittle.

Additional actions include: a purported consolidated class action lawsuit by JPMorgan Chase stockholders alleging that the Firm issued false and misleading press releases and other public documents relating to Enron in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder; shareholder derivative actions alleging breaches of fiduciary duties and alleged failures to exercise due care and diligence by the Firm’s directors and named officers in the management of JPMorgan Chase; various individual and putative class actions in disparate courts by Enron investors, creditors and holders of participating interests related to syndicated credit facilities; third-party actions brought by defendants in Enron-related cases, alleging federal, state law and common law claims against JPMorgan Chase and many other defendants; and an adversary proceeding brought by Enron in bankruptcy court seeking damages for alleged aiding and abetting breaches of fiduciary duty by Enron insiders, return of alleged fraudulent conveyances and preferences, and equitable subordination of JPMorgan Chase’s claims in the Enron bankruptcy. On July 28, 2003, an examiner appointed in the Enron bankruptcy case filed with the bankruptcy court the third in a series of reports. In this report, the Enron examiner opined that the Enron bankruptcy estate has colorable claims against (among others) JPMorgan Chase for aiding and abetting breaches of fiduciary duties by certain of Enron’s officers with respect to certain transactions involving Enron, for equitable subordination and for avoidance of approximately $275 million in allegedly preferential payments made to the Firm. The report acknowledges that any such claims may be subject to certain defenses which could be asserted by JPMorgan Chase.

By joint order of the district court handling Newby, Tittle and a number of other Enron-related cases and the bankruptcy court handling Enron’s bankruptcy case, a mediation among various investors and creditor plaintiffs, the Enron bankruptcy estate and a number of financial institution defendants, including JPMorgan Chase, has been initiated before The Honorable William C. Conner, Senior United States District Judge for the Southern District of New York.

On July 28, 2003, the Firm announced that it had reached agreements with the Securities and Exchange Commission (“SEC”), the Federal Reserve Bank of New York (“FRB”), the New York State Banking Department (“NYSBD”), and the New York County District Attorney’s Office (“NYDA”) resolving matters relating to JPMorgan Chase’s involvement with certain transactions involving Enron. In connection with the SEC settlement, the SEC alleged that JPMorgan Chase aided and abetted a securities fraud by Enron. JPMorgan Chase has neither admitted nor denied the SEC’s allegations but has consented to relief sought by the SEC, including an order enjoining the Firm from future violations of the antifraud provisions of the securities laws and requiring the Firm to pay a total of $135 million, consisting of $65 million of disgorgement of revenues, $5 million of interest and $65 million of penalties. The agreement with the NYDA provides that neither JPMorgan Chase nor any of its officers or employees will be prosecuted by the NYDA and that the Firm will pay a total of $27.5 million, consisting of $25 million in penalties and $2.5 million in reimbursement of expenses of the NYDA. JPMorgan Chase has also committed to take certain measures to improve controls with respect to structured finance transactions. The agreement with the FRB and NYSBD, a formal written agreement, requires JPMorgan Chase to adopt programs acceptable to the FRB and the NYSBD for enhancing the Firm’s management of credit risk and legal and reputational risk, particularly in relation to its participation in structured finance transactions.

WorldCom litigation. J.P. Morgan Securities Inc. (“JPMSI”) and JPMorgan Chase have been named as defendants in more than 50 actions that were filed in either United States District Courts or state courts in more than 20 states and in one arbitral panel beginning in July 2002 arising out of alleged accounting irregularities in the books and records of WorldCom Inc. Plaintiffs in these actions are individual and institutional investors, including state pension funds, who purchased debt securities issued by WorldCom pursuant to public offerings in 1997, 1998, 2000 and 2001. JPMSI acted as an underwriter of the 1998, 2000 and 2001 offerings and was an initial purchaser in the December 2000 private bond offering. In addition to JPMSI, JPMorgan Chase and, in two actions, J.P. Morgan Securities Ltd. (“JPMSL”) in its capacity as one of the underwriters of the international tranche of the 2001 offering, the defendants in various of the actions include other underwriters, certain executives of WorldCom and WorldCom’s auditors. In the actions, plaintiffs allege that defendants either knew or were reckless or negligent in not knowing that the securities were sold to plaintiffs on the basis of misrepresentations and omissions of material facts concerning the financial condition of WorldCom. The complaints against JPMorgan Chase, JPMSI and JPMSL assert claims under federal and state securities laws, other state statutes and under common law theories of fraud and negligent misrepresentation.

Commercial Financial Services litigation. JPMSI (formerly known as Chase Securities Inc.) has been named as a defendant in 13 actions that were filed in or transferred to the United States District and Bankruptcy Courts for the Northern District of Oklahoma or filed in Oklahoma state court beginning in October 1999, arising out of the failure of Commercial Financial Services, Inc. (“CFSI”). Plaintiffs in these actions are institutional investors who purchased more than $2.0 billion in original face amount of asset-backed securities issued by CFSI. The securities were backed by delinquent credit card receivables. In addition to JPMSI, the defendants in

Part II
Item 1 (continued)

various of the actions are the founders and key executives of CFSI, as well as its auditors and outside counsel. JPMSI is alleged to have been the investment bankers to CFSI and to have acted as an initial purchaser and as placement agent in connection with the issuance of certain of the securities. Plaintiffs allege that defendants either knew or were reckless in not knowing that the securities were sold to plaintiffs on the basis of misleading misrepresentations and omissions of material facts. The complaints against JPMSI assert claims under the Securities Exchange Act of 1934, under the Oklahoma Securities Act and under common law theories of fraud and negligent misrepresentation. In the actions against JPMSI, damages in the amount of approximately $1.6 billion, allegedly suffered as a result of defendants’ misrepresentations and omissions, plus punitive damages, are being claimed. CFSI has commenced an action against JPMSI in Oklahoma state court and has asserted claims against JPMSI for professional negligence and breach of fiduciary duty. CFSI alleges that JPMSI failed to detect and prevent its insolvency. CFSI seeks unspecified damages. CFSI has also commenced, in its bankruptcy case, an adversary proceeding against JPMSI and its credit card affiliate, Chase Manhattan Bank USA, N.A., alleging that certain payments, aggregating $78.4 million, made in connection with CFSI’s purchase of charged-off credit card receivables were constructive fraudulent conveyances, and seeks to recover such payments.

IPO allocation litigation. Beginning in May 2001, JPMorgan Chase and certain of its securities subsidiaries have been named, along with numerous other firms in the securities industry, as defendants in a large number of putative class action lawsuits filed in the United States District Court for the Southern District of New York. These suits purport to challenge alleged improprieties in the allocation of stock in various public offerings, including some offerings for which a JPMorgan Chase entity served as an underwriter. The suits allege violations of securities and antitrust laws arising from alleged material misstatements and omissions in registration statements and prospectuses for the initial public offerings (“IPOs”) and alleged market manipulation with respect to aftermarket transactions in the offered securities. The securities claims allege, among other things, misrepresentations and market manipulation of the aftermarket trading for these offerings by tying allocations of shares in IPOs to undisclosed excessive commissions paid to JPMorgan Chase and to required aftermarket purchase transactions by customers who received allocations of shares in the respective IPOs, as well as allegations of misleading analyst reports. The antitrust claims allege an illegal conspiracy to require customers, in exchange for IPO allocations, to pay undisclosed and excessive commissions and to make aftermarket purchases of the IPO securities at a price higher than the offering price as a precondition to receiving allocations. On February 13, 2003, the Court denied the motions of JPMorgan Chase and others to dismiss the securities complaints. On November 3, 2003, the Court granted defendants’ motion to dismiss the antitrust claims relating to the IPO allocation practices. A separate antitrust claim alleging that JPMSI and the other underwriters conspired to fix their underwriting fees is in discovery.

JPMorgan Chase has also received various subpoenas and informal requests from governmental and other agencies seeking information relating to IPO allocation practices. On February 20, 2003, the National Association of Securities Dealers (“NASD”) censured JPMSI and fined it $6 million for activities it found to constitute unlawful profit sharing by Hambrecht & Quist Group in the period immediately prior to and following its acquisition in 2000. In agreeing to the resolution of the charges, JPMSI neither admitted nor denied the NASD’s contentions. In late September JPMSI and the SEC agreed to resolve matters relating to the SEC’s investigation of JPMSI’s IPO allocation practices during 1999 and 2000. The SEC alleged that JPMSI violated Rule 101 of SEC Regulation M in certain “hot” IPOs by attempting to induce certain customers to place aftermarket orders for IPO shares before the IPO was completed. Also, in the case of one IPO, the SEC alleged that JPMSI violated “just and equitable principles of trade” under NASD Conduct Rule 2110 by persuading at least one customer to accept an allocation of shares in a “cold” IPO in exchange for a promise of an allocation of shares in an upcoming IPO that was expected to be oversubscribed. JPMSI neither admitted nor denied the SEC’s allegations, but consented to a judgment (entered October 1, 2003) enjoining JPMSI from future violations of Regulation M and NASD Conduct Rule 2110 and requiring JPMSI to pay a civil penalty of $25 million.

Research analysts’ conflicts. On December 20, 2002, the Firm reached an agreement in principle with the SEC, the NASD, the New York Stock Exchange (“NYSE”), the New York State Attorney General’s Office and the North American Securities Administrators Association, on behalf of state securities regulators, to resolve their investigations of JPMorgan Chase relating to research analyst independence. Pursuant to the agreement in principle, JPMorgan Chase agreed, among other things: (i) to pay $50 million for retrospective relief, (ii) to adopt internal structural and operational reforms that will further augment the steps it has already taken to ensure the integrity of JPMorgan Chase analyst research, (iii) to contribute $25 million spread over five years to provide independent third-party research to clients and (iv) to contribute $5 million towards investor education. Mutually satisfactory settlement documents have been negotiated and approved by the SEC, the NYSE, the NASD and the Texas State Securities Board. Mutually satisfactory settlement documents have been or are being negotiated with the remaining states. They must be approved by state regulatory authorities. On October 31, 2003, the Court entered final judgment pursuant to the settlement with the SEC.

JPMSI has been named as a co-defendant with nine other broker-dealers in two actions involving allegations similar to those at issue in the regulatory investigations: a putative class action filed in federal court in Colorado seeking an unspecified amount of money damages for alleged violations of federal securities laws, and an action filed in West Virginia state court by West Virginia’s Attorney General seeking recovery from the defendants in the aggregate of $5,000 for each of what are alleged to be hundreds of thousands of violations of the state’s consumer protection statute. On August 8, 2003, the plaintiffs in the Colorado action dismissed the complaint without prejudice. Motions to dismiss the West Virginia action and to disqualify private counsel retained by the Attorney General to prosecute that action are pending.

Part II
Item 1 (continued)

JPMSI was served by the SEC, NASD and NYSE on or about May 30, 2003, with subpoenas or document requests seeking information regarding certain present and former officers and employees in connection with a follow-up to the regulatory investigations, this time focusing on whether particular individuals properly performed supervisory functions regarding domestic equity research. The Firm is cooperating with the investigations, which continue.

Litigation reserve and other. During the fourth quarter of 2002, the Firm established a reserve of $900 million related to costs anticipated to be incurred in connection with the various private litigation and regulatory inquiries involving Enron and the other material legal actions, proceedings and investigations discussed above. In the second quarter of 2003, the Firm added $100 million to the reserve related to Enron. Of the $1 billion, $700 million was allocated to the various cases, proceedings and investigations associated with Enron. The balance of $300 million was allocated to the various litigations, proceedings and investigations involving the Firm’s debt and equity underwriting activities and equity research practices. The reserve may be revised in the future. As of October 31, 2003, the Enron-related litigation reserve was $524 million, and the balance of the $300 million set aside at December 31, 2002 was $247 million.

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

Item 2 Changes in Securities and Use of Proceeds

During the third quarter of 2003, no shares of common stock of J.P. Morgan Chase & Co. were issued in transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof.

Item 6 Exhibits and Reports on Form 8-K

(A)	Exhibits:

31.1	– Certification

31.2	– Certification

32	– Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)	Reports on Form 8-K:

JPMorgan Chase filed five reports on Form 8-K during the quarter ended September 30, 2003, as follows:

Form 8-K filed July 11, 2003: Restatement of business segment financial results from the first quarter of 2003 press release, and a reconciliation of certain non-GAAP measures.

Form 8-K filed July 16, 2003: Press release regarding the second quarter of 2003 results, financial supplement, and the computation of the ratio of earnings to fixed charges.

Form 8-K filed July 18, 2003: Analyst presentation slides regarding second quarter of 2003 results.

Form 8-K filed July 25, 2003: Joint press release with Bank One Corporation announcing JPMorgan Institutional Trust Services’ agreement to purchase Bank One Corporation’s Corporate Trust Services business.

Form 8-K filed July 28, 2003: Press release announcing that J.P. Morgan Chase & Co. had entered into agreements with the Securities and Exchange Commission, the Office of the District Attorney for New York County, the Federal Reserve Bank of New York, and the New York State Banking Department resolving matters relating to its involvement with commodity prepay transactions involving Enron Corporation and its affiliates.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.P. MORGAN CHASE & CO.

(Registrant)

Date: November 12, 2003	By	/s/ Joseph L. Sclafani

Joseph L. Sclafani

Executive Vice President and Controller
[Principal Accounting Officer]

INDEX TO EXHIBITS

SEQUENTIALLY NUMBERED

EXHIBIT NO.	EXHIBITS	PAGE AT WHICH LOCATED

31.1	Certification	75

31.2	Certification	76

The following exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. In addition, Exhibit No. 32 shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	77