Form 10-K
period 2003-12-31
J P MORGAN CHASE & CO
filed 2004-02-18
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual report pursuant to section 13 or 15(d)
of The Securities Exchange Act of 1934

For the fiscal year ended	Commission file
December 31, 2003	number 1-5805

J.P. Morgan Chase & Co.

(Exact name of registrant as specified in its charter)

Delaware	13-2624428
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

270 Park Avenue, New York, NY	10017
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (212) 270-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class

Common stock
Depositary shares representing a one-tenth interest in 6⅝% cumulative preferred stock (stated value—$500)
Adjustable rate cumulative preferred stock, Series A (stated value—$100)
Adjustable rate cumulative preferred stock, Series L (stated value—$100)
Adjustable rate cumulative preferred stock, Series N (stated value—$25)
6.50% subordinated notes due 2005
6.25% subordinated notes due 2006
6⅛% subordinated notes due 2008
6.75% subordinated notes due 2008
6.50% subordinated notes due 2009
Guarantee of 7.03% Capital Securities, Series E, of Chase Capital V
Guarantee of 7.00% Capital Securities, Series G, of Chase Capital VII
Guarantee of 8.25% Capital Securities, Series H, of Chase Capital VIII

Guarantee of 7.50% Capital Securities, Series I, of J.P. Morgan Chase Capital IX
Guarantee of 7.00% Capital Securities, Series J, of J.P. Morgan Chase Capital X
Guarantee of 5⅞% Capital Securities, Series K, of J.P. Morgan Chase Capital XI
Guarantee of 6.25% Capital Securities, Series L, of J.P. Morgan Chase Capital XII
Indexed Linked Notes on the S&P 500® Index due November 26, 2007
JPMorgan Market Participation Notes on the S&P 500® Index due March 12, 2008
Capped Quarterly Observation Notes Linked to S&P 500® Index due September 28, 2008
Capped Quarterly Observation Notes Linked to S&P 500® Index due October 30, 2008
Capped Quarterly Observation Notes Linked to S&P 500® Index due January 21, 2009
Consumer Price Indexed Securities due January 15, 2010

The Indexed Linked Notes, JPMorgan Market Participation Notes, Capped Quarterly Observation Notes and Consumer
Price Indexed Securities are listed on the American Stock Exchange;
all other securities named above are listed on the New York Stock Exchange.

Securities registered pursuant to Section 12(g) of the Act: none

Number of shares of common stock outstanding on January 31, 2004: 2,058,165,766

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

      The aggregate market value of J.P. Morgan Chase & Co. common stock held by non-affiliates of J.P. Morgan Chase & Co. on June 30, 2003 was approximately $69,498,000,000.

Document Incorporated by Reference: Portions of Registrant’s proxy statement for the 2004 annual meeting of stockholders, which will be filed within 120 days of registrant’s fiscal year-end, are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III.

Form 10-K Index

Part I

Item 1: Business

On January 14, 2004, JPMorgan Chase & Co. (“JPMorgan Chase”) and Bank One Corporation (“Bank One”) announced an agreement to merge. The merger agreement between JPMorgan Chase and Bank One has been approved by the boards of directors of both companies. The merger is subject to approval by the shareholders of both institutions as well as U.S. federal and state and non-U.S.

regulatory authorities. Completion of the transaction is expected to occur in mid-2004. See Agreement to merge with Bank One Corporation on page 24 for a further description of the merger.

The information presented in this Annual Report on Form 10-K does not give effect to the merger.

Overview

J.P. Morgan Chase & Co. (“JPMorgan Chase” or “the Firm”) is a financial holding company incorporated under Delaware law in 1968. As of December 31, 2003, JPMorgan Chase was one of the largest banking institutions in the United States, with $771 billion in assets and $46 billion in stockholders’ equity.

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

The Firm’s website is www.jpmorganchase.com. JPMorgan Chase makes available free of charge, through its website, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed or furnished, pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (the “SEC”). The Firm has adopted, and posted on its website, a Code of Ethics for its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and other senior financial officers.

Business segments

JPMorgan Chase’s activities are internally organized, for management reporting purposes, into five major business segments (Investment Bank, Treasury & Securities Services, Investment Management & Private Banking, JPMorgan Partners and Chase Financial Services). A description of the Firm’s business segments and the products and services they provide to their respective client bases are discussed in the “Segment results” section of Management’s discussion and analysis (“MD&A”) beginning on page 27, and in Note 34 on page 126.

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

The financial services industry has experienced consolidation and convergence in recent years, as financial institutions involved in a broad range of financial services industries have merged. This convergence trend is expected to continue, as demonstrated by the proposed merger of JPMorgan Chase and Bank One. Consolidation could result in competitors of JPMorgan Chase gaining greater capital and other resources, such as a broader range of products and services and geographic diversity. It is possible that competition will become even more intense as the Firm continues to compete with financial institutions that may be larger, or better capitalized, or may have a stronger local presence in certain geographies.

Supervision and regulation

Permissible business activities: The Firm is subject to regulation under state and federal law, including the Bank Holding Company Act of 1956, as amended (the “BHCA”).

Under the Gramm-Leach-Bliley Act (“GLBA”), enacted in 1999, bank holding companies meeting certain eligibility criteria may elect to become “financial holding companies,” which may engage in any activities that are “financial in nature,” as well as in additional activities that the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the United States Department of the Treasury (“U.S. Treasury Department”) determine are financial in nature or incidental or complementary to financial activities. Under GLBA, “financial activities” specifically

Part I

include insurance, securities underwriting and dealing, merchant banking, investment advisory and lending activities. JPMorgan Chase elected to become a financial holding company as of March 13, 2000.

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

Regulation by Federal Reserve Board under GLBA: Under GLBA’s system of “functional regulation,” the Federal Reserve Board acts as an “umbrella regulator,” and certain of JPMorgan Chase’s subsidiaries are regulated directly by additional regulatory authorities based on the particular activities of those subsidiaries (e.g., securities and investment advisory activities are regulated by the SEC, and insurance activities are regulated by state insurance commissioners). The Firm must continue to file reports and other information with, and submit to examination by, the Federal Reserve Board as umbrella regulator. However, under GLBA, with respect to matters affecting functionally regulated subsidiaries, the Federal Reserve Board is required to defer to the applicable functional regulators unless the Federal Reserve Board concludes that the activities at issue pose a risk to a depository institution or breach a specific law the Federal Reserve Board has the authority to enforce.

Dividend restrictions: Federal law imposes limitations on the payment of dividends by the subsidiaries of JPMorgan Chase that are chartered by a state and are member banks of the Federal Reserve System (a “state member bank”) or national banks. Nonbank subsidiaries of JPMorgan Chase are not subject to those limitations. The amount of dividends that may be paid by a state member bank, such as JPMorgan Chase Bank, or by a national bank, such as Chase USA, is limited to the lesser of the amounts calculated under a “recent earnings” test and an “undivided profits” test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years, unless the bank obtains the approval of its appropriate federal banking regulator (which, in the case of a state member bank, is the Federal Reserve Board and, in the case of a national bank, is the Office of the Comptroller of the Currency (the “Comptroller of the Currency”)). Under the undivided profits test, a dividend may not be paid in excess of a bank’s “undivided profits.” Similar restrictions on the payment of dividends by JPMorgan Chase Bank are imposed by New York law. See Note 25 on page 114 for the amount of dividends that the Firm’s principal bank subsidiaries could pay, at December 31, 2003 and 2002, to their respective bank holding companies without the approval of their relevant banking regulators.

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

Capital requirements: The federal banking regulators have adopted risk-based capital and leverage guidelines that require the Firm’s capital-to-assets ratios to meet certain minimum standards.

The risk-based capital ratio is determined by allocating assets and specified off-balance sheet financial instruments into four weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. Under the guidelines, capital is divided into two tiers: Tier 1 capital and Tier 2 capital. For a further discussion of Tier 1 capital and Tier 2 capital, see Note 26 on page 114. The amount of Tier 2 capital may not exceed the amount of Tier 1 capital. Total capital is the sum of Tier 1 capital and Tier 2 capital.

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

The federal banking agencies have also implemented specialized capital requirements with respect to securitizations and equity in nonfinancial companies.

The federal banking regulators have established minimum leverage ratio guidelines. The leverage ratio is defined as Tier 1 capital divided by average total assets (net of the allowance for loan losses, goodwill and certain intangible assets). The minimum leverage ratio is 3% for strong bank holding companies (i.e., those rated composite 1 under the Bank subsidiaries, Other subsidiaries, Parent company, Earnings and Capital adequacy, or “BOPEC,” rating system) and for bank holding companies that have implemented the Federal Reserve Board’s risk-based capital measure for market risk. Other bank holding companies must have a minimum leverage ratio of 4%. Bank holding companies may be expected to maintain ratios well above the minimum levels depending upon their particular condition, risk profile and growth plans.

Tier 1 components: Capital surplus and common stock remain the most important forms of capital at JPMorgan Chase. Because common equity has no maturity date and because dividends on common stock are paid only when and if declared by the Board of Directors, common equity is available to absorb losses over long periods of time. Noncumulative perpetual preferred stock is similar to common stock in its ability to absorb losses. If the Board of Directors does not declare a dividend on noncumulative perpetual preferred stock in any dividend period, the holders of the instrument are never entitled to receive that dividend payment. JPMorgan Chase’s outstanding noncumulative preferred stock is a type commonly referenced as a “FRAP”: a fixed-rate/adjustable preferred stock. However, because the interest rate on FRAPs may increase (up to a predetermined ceiling), the Federal Reserve Board treats the Firm’s noncumulative FRAPs in a manner similar to cumulative perpetual preferred securities. The Federal Reserve Board permits cumulative perpetual preferred securities to be included in Tier 1 capital but only up to certain limits, as these financial instruments do not provide as strong protection against losses as common equity and noncumulative, non-FRAP securities. Cumulative perpetual preferred stock does not have a maturity date, similar to other forms of Tier 1 capital. However, any dividends not declared on cumulative preferred stock accumulate and thus continue to be due to the holder of the instrument until all arrearages are satisfied. Currently, the Federal Reserve Board also permits trust preferred securities to be included in Tier 1 capital up to certain limits. Trust preferred securities are a type of security generally issued by a special-purpose trust established and owned by JPMorgan Chase. Proceeds from the issuance to the public of the trust preferred security are lent to the Firm for at least 30 (but not more than 50) years. The intercompany note that evidences this loan provides that the interest payments by JPMorgan Chase on the note may be deferred for up to five years. During the period of any such deferral, no payments of dividends may be made on any outstanding JPMorgan Chase preferred or common stock or on the outstanding trust preferred securities issued to the public. During 2003, the Firm implemented Financial Accounting Standards Board (the “FASB”) Interpretation No. 46 Consolidation of Variable Interest Entities (FIN 46), which addresses the consolidation rules to be applied to entities defined in FIN 46, as “variable interest entities.” Prior to FIN 46, trusts that issued trust preferred securities were consolidated subsidiaries of their respective parents. As a result of FIN 46, JPMorgan Chase is no longer permitted to consolidate these trusts. As a result, it is possible that the Federal Reserve Board may conclude that trust preferred securities would no longer qualify as treatment as Tier 1 regulatory capital. Although the Federal Reserve Board has issued a supervisory letter indicating that trust preferred securities will continue at present to be treated as Tier 1 capital until notice is given to the contrary, such guidance also indicated that the Federal

Reserve Board may provide further guidance on this point. Therefore, there is no certainty that trust preferred securities will continue to be treated as Tier 1 capital instruments or that existing issues will be grandfathered for such treatment.

Tier 2 components: Long-term subordinated debt (generally having an original maturity of 10-12 years) is the primary form of JPMorgan Chase’s Tier 2 capital. Subordinated debt is deemed a form of regulatory capital because payments on the debt are subordinated to other creditors of JPMorgan Chase, including holders of senior and medium long-term debt and counterparties on derivative contracts.

The minimum risk-based capital requirements adopted by the federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision. The Basel Committee, which is comprised of bank supervisors and central banks from the Group of Ten countries, issued its Capital Accord in 1988 to achieve convergence in the capital regulations applicable to internationally active banking organizations. The Basel Committee issued a proposed replacement for the Capital Accord in January 2001 and, subsequently, issued a number of working papers supplementing various aspects of that replacement (the “New Accord”). Based on these documents, the New Accord would adopt a three-pillar framework for addressing capital adequacy. These pillars would include minimum capital requirements, more emphasis on supervisory assessment of capital adequacy and greater reliance on market discipline. The minimum capital requirements in the New Accord would also incorporate a capital charge for operational risk. In August 2003, the federal banking regulators issued an Advanced Notice of Proposed Rulemaking (“ANPR”) addressing the implementation of the New Accord in the United States. The ANPR contemplates requiring all U.S. banking institutions with either total banking assets of at least $250 billion or more or total on-balance sheet foreign exposure of $10 billion or more (“core banks”) to implement the advanced approaches for measuring risk under the New Accord on a mandatory basis. As a core bank, JPMorgan Chase will thus be required to implement advanced measurement techniques employing its internal estimates of certain key risk drivers to derive capital requirements. Prior to implementation of the new capital regime, core banks, such as JPMorgan Chase, will be required to demonstrate to their primary federal supervisor that their internal criteria meet relevant supervisory standards. While the Basel Supervisors Committee has targeted December 31, 2006 for implementation of the New Accord, the U.S. regulators have proposed an effective date of January 1, 2007 with certain transitional implementation arrangements.

FDICIA: The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) provides a framework for regulation of depository institutions and their affiliates, including parent holding companies, by their federal banking regulators and, among other things, requires the relevant federal banking regulator to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards.

Pursuant to FDICIA, the Federal Reserve Board, the FDIC and the Comptroller of the Currency adopted regulations setting forth a five-tier scheme for measuring the capital adequacy of the depository institutions they supervise. Under the regulations (commonly referred to as the “prompt corrective action” rules), an institution

Part I

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

As of December 31, 2003, each of JPMorgan Chase’s banking subsidiaries was “well-capitalized.”

FDIC Insurance Assessments: FDICIA also requires the FDIC to establish a risk-based assessment system for FDIC deposit insurance. Under the FDIC’s risk-based insurance premium assessment system, each depository institution is assigned to one of nine risk classifications based upon certain capital and supervisory measures and, depending upon its classification, is assessed insurance premiums on its deposits.

Depository institutions insured by the Bank Insurance Fund are required to pay premiums ranging from 0 basis points to 27 basis points of U.S. deposits. Each of JPMorgan Chase’s banks, including JPMorgan Chase Bank and Chase USA, currently qualifies for the 0 basis point assessment. Legislation has been introduced in Congress that, if enacted, would give the FDIC discretion to impose deposit insurance premiums on all depository institutions. In addition, if the ratio of insured deposits to money in the Bank Insurance Fund drops below specified levels, the FDIC would be required to impose premiums on all banks insured by the Bank Insurance Fund. All depository institutions must also pay an annual assessment so that the Financing Corporation (“FICO”) may pay interest on bonds it issued in connection with the resolution of savings association insolvencies occurring prior to 1991. The FICO assessment for the first quarter of 2004 is 1.54 basis points of U.S. deposits. The rate schedules are subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time, subject to certain limitations specified in the Deposit Insurance Funds Act.

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

The Act requires all “financial institutions,” as defined, to establish certain anti-money laundering compliance and due diligence programs. The Act requires financial institutions that maintain correspondent accounts for non-U.S. institutions or persons or that are involved in private banking for “non-United States persons” or their representatives, to establish “appropriate, specific and, where necessary, enhanced due diligence policies, procedures, and controls that are reasonably designed to detect and report instances of money laundering through those accounts.” JPMorgan Chase believes its programs satisfy the requirements of the Act.

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

Important factors that may affect future results

From time to time, the Firm has made and will make forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “anticipate,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “believe” or other words of similar meaning. Forward-looking statements give JPMorgan Chase’s current expectations or forecasts of future events, circumstances or results. JPMorgan Chase’s disclosures in this report, including in the MD&A section, contain forward-looking statements. The Firm also may make forward-looking statements in its other documents filed with the SEC and in other written materials. In addition, the Firm’s senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others.

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. The Firm’s actual future results may differ materially from those set forth in JPMorgan Chase’s forward-looking statements. Factors that might cause JPMorgan Chase’s future financial performance to vary from that described in its forward-looking statements include the credit, market, operational, liquidity, interest rate and other risks discussed in the MD&A section of this report and in other periodic reports filed with the SEC. In addition, the following discussion sets forth cer-

Part I

tain risks and uncertainties that the Firm believes could cause its actual future results to differ materially from expected results. However, other factors besides those listed below or discussed in JPMorgan Chase’s reports to the SEC also could adversely affect the Firm’s results, and the reader should not consider any such list of factors to be a complete set of all potential risks or uncertainties. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Merger of JPMorgan Chase and Bank One. There are significant risks and uncertainties associated with the Firm’s proposed merger with Bank One. For example, the merger may not be consummated, or may not be consummated by mid-2004 as currently anticipated, as a result of the inability to obtain governmental approvals of the merger on the proposed terms or the failure of either company to receive shareholder approval for the merger. In addition, JPMorgan Chase may fail to realize the growth opportunities and cost savings anticipated to be derived from the merger. If the Firm is not able to combine successfully the businesses of JPMorgan Chase and Bank One, the anticipated benefits from the merger may not be realized fully or at all or may take longer to realize than expected. For example, it is possible that the integration process could result in the loss of key employees, or that the disruption of ongoing business from the merger could adversely affect JPMorgan Chase’s ability to maintain relationships with clients or suppliers. Finally, upon consummation of the merger, management’s present expectations of the future results of the merger may be modified or revised.

Business conditions and general economy. The profitability of JPMorgan Chase’s businesses could be adversely affected by a worsening of general economic conditions in the United States or abroad. The difficult global market and economic conditions that existed in 2002 improved markedly in 2003. While the outlook for the Firm for 2004 is cautiously optimistic, based upon the gradual improvement of the overall economic environment, there can be no assurances that the economic recovery that began in 2003 will continue throughout 2004.

Factors such as the liquidity of the global financial markets, the level and volatility of equity prices and interest rates, investor sentiment, inflation, and the availability and cost of credit could significantly affect the activity level of clients with respect to size, number and timing of transactions affected by the Firm’s investment banking business, including its underwriting and advisory businesses, and also may affect the realization of cash returns from JPMorgan Chase’s private equity business. A recurrence of a market downturn would likely lead to a decline in the volume of transactions that JPMorgan Chase executes for its customers and, therefore, lead to a decline in the revenues it receives from trading commissions and spreads. Higher interest rates or continued weakness in the market also could affect the willingness of financial investors to participate in loan syndications or underwritings managed by JPMorgan Chase. The Firm generally maintains large trading portfolios in the fixed income, currency, commodity and equity markets and has significant investment positions, including merchant banking investments at JPMorgan Partners. The revenues derived from mark-to-market values of JPMorgan Chase’s business are affected by many factors, including JPMorgan Chase’s credit standing; its success in proprietary positioning; volatility in interest rates and in equity and debt markets; and the economic, political and business factors described below. JPMorgan Chase anticipates that these revenues will fluctuate over time.

The fees JPMorgan Chase earns for managing assets are also dependent upon general economic conditions. For example, a higher level of U.S. or non-U.S. interest rates or a downturn in trading markets could affect the valuations of the mutual funds managed by the Firm, which, in turn could affect the Firm’s revenues. Moreover, even in the absence of a market downturn, below-market performance by JPMorgan Chase’s mutual funds could result in outflows of assets under management and, therefore, reduce the fees the Firm receives.

The credit quality of JPMorgan Chase’s on-balance sheet and off-balance sheet assets may be affected by business conditions. In a poor economic environment there is a greater likelihood that more of the Firm’s customers or counterparties could become delinquent on their loans or other obligations to JPMorgan Chase, which, in turn, could result in a higher level of charge-offs and a higher level of provision for credit losses, all of which would adversely affect the Firm’s earnings.

The Firm’s consumer businesses are particularly affected by domestic economic conditions, including U.S. interest rates, the rate of unemployment, the level of consumer confidence, changes in consumer spending, and the number of personal bankruptcies, as these factors will affect the level of consumer loans and credit quality.

Competition. JPMorgan Chase operates in a highly competitive environment and expects various factors to cause competitive conditions to continue to intensify. The Firm expects competition to intensify as continued merger activity in the financial services industry produces larger, better-capitalized companies that are capable of offering a wider array of financial products and services, and at more competitive prices. In addition, technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products and for financial institutions to compete with technology companies in providing electronic and Internet-based financial solutions.

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

Operational risk. JPMorgan Chase, like all large corporations, is exposed to many types of operational risk, including the risk of fraud by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or errors resulting from faulty or disabled computer or telecommunications systems. Given the high volume of transactions at JPMorgan Chase, certain errors may be repeated or compounded before they are discovered and successfully rectified. In addition, the Firm’s necessary dependence upon automated systems to record and process its transaction volume may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. The Firm may also be subject to disruptions of its operating systems, arising from events that are wholly or partially beyond its control (including, for example, computer viruses or electrical or telecommunications outages), which may give rise to losses in service to customers and to loss or liability to the Firm. The Firm is further exposed to the risk that its external vendors may be unable to fulfill their contractual obligation to the Firm (or will be subject to the same risk of fraud or operational errors by their respective employees as is the Firm), and to the risk that its (or its vendors’) business continuity and data security systems prove not to be sufficiently adequate. The Firm also faces the risk that the design of its controls and procedures prove inadequate, or are circumvented, thereby causing delays in detection or errors in information. Although JPMorgan Chase maintains a system of controls designed to keep operational risk at appropriate levels, there can be no assurance that JPMorgan Chase will not suffer losses from operational risks in the future that may be material in amount.

Government monetary policies and economic controls. JPMorgan Chase’s businesses and earnings are affected by general economic conditions, both domestic and international. JPMorgan Chase’s businesses and earnings also are affected by the fiscal or other policies that are adopted by various regulatory authorities of the United States, non-U.S. governments and international agencies. For example, policies and regulations of the Federal Reserve Board influence, directly and indirectly, the rate of interest paid by commercial banks on their interest-bearing deposits and also may impact the value of financial instruments held by the Firm. These actions of the Federal Reserve Board also determine to a significant degree the cost to JPMorgan Chase of funds for lending and investing. The nature and impact of future changes in economic and market conditions and fiscal policies are not predictable and are beyond JPMorgan Chase’s control. In addition, these policies and conditions can impact the Firm’s customers and counterparties, both in the U.S. and abroad, which may increase the risk that such customers or counterparties default on their obligations to JPMorgan Chase.

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

Credit, market, liquidity and private equity risk. JPMorgan Chase’s revenues also are dependent upon the extent to which management can successfully achieve its business strategies within a disciplined risk environment. JPMorgan Chase’s ability to grow its businesses is affected by pricing and competitive pressures, as well as by the costs associated with the introduction of new products and services and the expansion and development of new distribution channels. The ability of management to utilize the “Shareholder Value Added” methodology to evaluate investment opportunities and the ability to maintain expense discipline will be important factors in determining the extent to which the Firm achieves its financial targets. In addition, to the extent any of the instruments and strategies JPMorgan Chase uses to hedge or otherwise manage its exposure to market, credit and private equity risk are not effective, the Firm may not be able to mitigate effectively its risk exposures in particular market environments or against particular types of risk. JPMorgan Chase’s balance sheet growth will be dependent upon the economic conditions described above, as well as on its determination to securitize, sell, purchase or syndicate particular loans or loan portfolios. JPMorgan Chase’s trading revenues and interest rate risk are dependent upon its ability to identify properly, and mark to market, changes in the value of its financial instruments caused by changes in market prices or rates. The Firms’s earnings will also be dependent upon how effectively its critical accounting estimates, including those used in its private equity valuations, prove accurate and upon how effectively it determines and assesses the cost of credit and manages its risk concentrations. To the extent its assessments of migrations in credit quality and of risk concentrations, or its assumptions or estimates used in establishing its valuation models for the fair value of its assets and liabilities or for its loan loss reserves, prove inaccurate or not predictive of actual results, the Firm could suffer higher-than-anticipated losses. The successful management of credit, market, operational and private equity risk is an important consideration in managing the Firm’s liquidity risk, as evaluation by rating agencies of the management of these risks affects their determinations as to the Firm’s credit ratings and, therefore, its cost of funds.

Non-U.S. operations

For geographic distributions of total revenue, total expense, income before income tax expense and net income, see Note 32 on page 124. For a discussion of non-U.S. loans, see Note 11 on page 99 and the sections entitled “Country exposure” in the MD&A on page 58 and “Cross-border outstandings” on page 139.

Item 2: Properties

The headquarters of JPMorgan Chase is located in New York City at 270 Park Avenue, which is a 50-story bank and office building owned by JPMorgan Chase. This location contains approximately 1.3 million square feet of space. In addition, JPMorgan Chase leases approximately 2.2 million square feet of office space in two midtown Manhattan office buildings, 277 Park Avenue and 245 Park Avenue, which, together with 270 Park, comprise the JPMorgan Chase “midtown campus.” The 277 Park Avenue building is fully occupied. The lower floors of 245 Park Avenue are occupied by JPMorgan Chase, but approximately 200,000 square feet on the upper floors are presently being marketed. JPMorgan Chase also owns and occupies a large portion of a 60-

Part I

story building at One Chase Manhattan Plaza in New York City. This location has approximately 2 million square feet of commercial office and retail space, of which approximately 700,000 square feet is leased to outside tenants. JPMorgan Chase also owns and occupies a 22-story building at 4 New York Plaza, New York City. This location has 900,000 square feet of commercial office and retail space, none of which is leased to outside tenants. JPMorgan Chase is also a tenant in a number of other office buildings in Manhattan.

In the third quarter of 2003, JPMorgan Chase sold the two adjacent buildings it owned at 23 Wall Street and 15 Broad Street in New York City to a private developer. The two buildings contain approximately 1 million square feet of commercial office and retail space.

JPMorgan Chase built and fully occupies a two-building complex known as Chase MetroTech Center in downtown Brooklyn, New York that was completed in 1992. This facility contains approximately 1.75 million square feet and houses operations and product support functions. JPMorgan Chase currently leases two office buildings at The Newport Office Center in Jersey City, New Jersey, comprising approximately 1.1 million square feet of office and retail space. JPMorgan Chase and its subsidiaries also own and occupy administrative and operational facilities in Hicksville, New York; Tampa, Florida; Tempe, Arizona; Newark, Delaware; and in Houston, Arlington and El Paso, Texas.

In the United Kingdom, JPMorgan Chase occupies, in the aggregate, approximately 2.6 million square feet of space. The most significant components of leased space in London are 370,000 square feet at 125 London Wall, 325,000 square feet at Aldermanbury, and a 450,000 square-foot office complex at 60 Victoria Embankment in London. JPMorgan Chase owns and occupies a 350,000 square-foot operations center in Bournemouth.

In addition to the above, JPMorgan Chase and its subsidiaries occupy retail branches, offices and other administrative and operational facilities throughout the world under various types of ownership and leasehold agreements. The properties occupied by JPMorgan Chase are used across all of JPMorgan Chase’s business segments and for corporate purposes.

JPMorgan Chase incurred charges of $270 million in 2003 and $120 million in 2002 to cover the costs of disposing of excess space. JPMorgan Chase continues to evaluate its current and projected space requirements, particularly in light of its proposed merger with Bank One. There is no assurance that the Firm will be able to dispose of its excess premises or that it will not incur additional charges in connection with such dispositions.

Item 3: Legal proceedings

Enron litigation. JPMorgan Chase is involved in a number of lawsuits and investigations arising out of its banking relationships with Enron Corp. and its subsidiaries (“Enron”). Pending in London is a lawsuit by the Firm against Westdeutsche Landes-bank Girozentrale (“WLB”) seeking to compel payment of $165 million under an Enron-related letter of credit issued by WLB.

Actions involving Enron have been initiated by parties against JPMorgan Chase, its directors and certain of its officers. These lawsuits include a series of purported class actions brought on behalf of shareholders of Enron, including the lead action captioned Newby v. Enron Corp., and a series of purported class actions brought on behalf of Enron employees who participated in various employee stock ownership plans, including the lead action captioned Tittle v. Enron Corp. The consolidated complaint filed in Newby names as defendants, among others, JPMorgan Chase, several other investment banking firms, a number of law firms, Enron’s former accountants and affiliated entities and individuals and other individual defendants, including present and former officers and directors of Enron, and it purports to allege claims against JPMorgan Chase and the other defendants under federal and state securities laws. The Tittle complaint named as defendants, among others, JPMorgan Chase, several other investment banking firms, a law firm, Enron’s former accountants and affiliated entities and individuals and other individual defendants, including present and former officers and directors of Enron and purports to allege claims against JPMorgan Chase and certain other defendants under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and state common law. On December 20, 2002, the Court denied the motion of JPMorgan Chase and other defendants to dismiss the Newby action. On September 30, 2003, Judge Harmon dismissed all claims against JPMorgan Chase in Tittle.

Additional actions include a purported consolidated class action lawsuit by JPMorgan Chase stockholders alleging that the Firm issued false and misleading press releases and other public documents relating to Enron in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder; a putative class action on behalf of JPMorgan Chase employees who participated in the Firm’s employee stock ownership plans alleging claims under the Employee Retirement Income Security Act (“ERISA”) for alleged breaches of fiduciary duties and negligence by JPMorgan Chase, its directors and named officers; shareholder derivative actions alleging breaches of fiduciary duties and alleged failures to exercise due care and diligence by the Firm’s directors and named officers in the management of JPMorgan Chase; individual and putative class actions in various courts by Enron investors, creditors and holders of participating interests related to syndicated credit facilities; third-party actions brought by defendants in Enron-related cases, alleging federal and state law claims against JPMorgan Chase and many other defendants; investigations by governmental agencies with which the Firm is cooperating; and an adversary proceeding brought by Enron in bankruptcy court seeking damages for alleged aiding and abetting breaches of fiduciary duty by Enron insiders, return of alleged fraudulent conveyances and preferences, and equitable subordination of JPMorgan Chase’s claims in the Enron bankruptcy. On July 28, 2003, an examiner appointed in the Enron bankruptcy case filed with the bankruptcy court the third in a series of reports. In this report, the Enron examiner opined that the Enron bankruptcy estate has colorable claims against (among others) JPMorgan Chase for aiding and abetting breaches of fiduciary duties by certain of Enron’s officers with respect to certain transactions involving Enron, for equitable subordination and for avoidance of allegedly preferential payments made to the Firm. The report acknowledges that any such claims may be subject to certain defenses which could be asserted by JPMorgan Chase.

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

Commercial Financial Services litigation. JPMSI (formerly known as Chase Securities Inc.) has been named as a defendant in several actions that were filed in or transferred to the United States District and Bankruptcy Courts for the Northern District of Oklahoma or filed in Oklahoma state court beginning in October 1999, arising out of the failure of Commercial Financial Services, Inc. (“CFSI”). Plaintiffs in these actions are institutional investors who purchased approximately $2.0 billion in original face amount of asset-backed securities issued by CFSI. The securities were backed by charged-off credit card receivables. In addition to JPMSI, the defendants in various of the actions are the founders and key executives of CFSI, as well as its auditors and outside counsel. JPMSI is alleged to have been the investment bankers to CFSI and to have acted as an initial purchaser and as placement agent in connection with the issuance of certain of the securities. Plaintiffs allege that defendants either knew or were reckless or negligent in not knowing that the securities were sold to plaintiffs on the basis of misleading misrepresentations and omissions of material facts. The complaints against JPMSI assert claims under the Securities Exchange Act of 1934, under the Oklahoma Securities Act and under common law theories of fraud and negligent misrepresentation. In the actions against JPMSI, damages in the amount of approximately $1.6 billion, allegedly suffered as a result of defendants’ misrepresentations and omissions, plus punitive damages and interest, are being claimed. CFSI has commenced an action against JPMSI in Oklahoma state court and has asserted claims against JPMSI for professional negligence and breach of fiduciary duty. CFSI alleges that JPMSI failed to detect and prevent its insolvency. CFSI seeks unspecified damages. CFSI has also commenced, in its bankruptcy case, an adversary proceeding against JPMSI and its credit card affiliate, Chase Manhattan Bank USA, N.A., alleging that certain payments, aggregating $78.4 million, made in connection with CFSI’s purchase or securitization of charged-off credit card receivables were constructive fraudulent conveyances, and seeks to recover such payments and interest. A trial date on the adversary proceeding has been set for November 1, 2004.

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

Part I

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

JPMorgan Chase has also received various subpoenas and informal requests from governmental and other agencies seeking information relating to IPO allocation practices. On February 20, 2003, JPMSI reached a settlement with the National Association of Securities Dealers (“NASD”) pursuant to which the NASD censured JPMSI and fined it $6 million for activities it found to constitute unlawful profit sharing by Hambrecht & Quist Group in the period immediately prior to and following its acquisition in 2000. In agreeing to the resolution of the charges, JPMSI neither admitted nor denied the NASD’s contentions. In late September JPMSI and the SEC agreed to resolve matters relating to the SEC’s investigation of JPMSI’s IPO allocation practices during 1999 and 2000. The SEC alleged that JPMSI violated Rule 101 of SEC Regulation M in certain “hot” IPOs by attempting to induce certain customers to place aftermarket orders for IPO shares before the IPO was completed. Also, in the case of one IPO, the SEC alleged that JPMSI violated “just and equitable principles of trade” under NASD Conduct Rule 2110 by persuading at least one customer to accept an allocation of shares in a “cold” IPO in exchange for a promise of an allocation of shares in an upcoming IPO that was expected to be oversubscribed. JPMSI neither admitted nor denied the SEC’s allegations, but consented to a judgment (entered October 1, 2003) enjoining JPMSI from future violations of Regulation M and NASD Conduct Rule 2110 and requiring JPMSI to pay a civil penalty of $25 million.

Research analysts’ conflicts. On December 20, 2002, the Firm reached a settlement agreement in principle with the SEC, the NASD, the New York Stock Exchange (“NYSE”), the New York State Attorney General’s Office and the North American Securities Administrators Association, on behalf of state securities regulators, to resolve their investigations of JPMorgan Chase relating to research analyst independence. Pursuant to the agreement in principle, JPMorgan Chase, without admitting or denying the allegations concerning alleged conflicts, agreed, among other things: (i) to pay $50 million for retrospective relief, (ii) to adopt internal structural and operational reforms that will further augment the steps it has already taken to ensure the integrity of JPMorgan Chase analyst research, (iii) to contribute $25 million spread over five years to provide independent third-party research to clients and (iv) to contribute $5 million towards investor education. Mutually satisfactory settlement documents have been negotiated and approved by the SEC, the NYSE, the NASD and the Texas State Securities Board. Mutually satisfactory settlement documents have been negotiated and approved by the regulatory authorities in all but a few states, and settlement documents are in the process of being negotiated with the remaining states. On October 31, 2003, the Court entered final judgment pursuant to the settlement with the SEC.

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

Litigation reserve and other. During the fourth quarter of 2002, the Firm established a reserve of $900 million related to costs anticipated to be incurred in connection with the various private litigation and regulatory inquiries involving Enron and the other material legal actions, proceedings and investigations discussed above. In the second quarter of 2003, the Firm added $100 million to the reserve related to Enron. Of the $1 billion, $700 million was allocated to the various cases, proceedings and investigations associated with Enron. The balance of $300 million was allocated to the various litigations, proceedings and investigations involving the Firm’s debt and equity underwriting activities and equity research practices. The reserve may be revised in the future. As of December 31, 2003, the Enron-related litigation reserve was $524 million, and the balance of the $300 million set aside at December 31, 2002 was $221 million.

In addition to the various cases, proceedings and investigations for which the reserve has been established, JPMorgan Chase and its subsidiaries are named as defendants in a number of other legal actions and governmental proceedings arising in connection with their respective businesses. Additional actions, investigations or proceedings may be brought from time to time in the future. In view of the inherent difficulty of predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages or where the cases present novel legal theories or involve a large number of parties, the Firm cannot state with confidence what the eventual outcome of the pending matters (including the pending matters as to which the reserve has been established) will be, what the timing of the ultimate resolution of these matters will be or what the eventual loss, fines or penalties related to each pending matter may be. Subject to the foregoing caveat, JPMorgan Chase anticipates, based upon its current knowledge, after consultation with counsel and after taking into account its litigation reserves, that the outcome of the legal actions, proceedings and investigations currently pending against it should not have a material adverse effect on the consolidated financial condition of the Firm, although the outcome of a particular proceeding or the imposition of a particular fine or penalty may be material to JPMorgan Chase’s operating results for a particular period, depending upon, among other factors, the size of the loss or liability and the level of JPMorgan Chase’s income for that period.

Item 4: Submission of matters to a vote of security holders

None.

Executive officers of the registrant

Name	Age	Positions and offices held with JPMorgan Chase
	(at December 31, 2003)

William B. Harrison, Jr.	60	Chairman and Chief Executive Officer since November 2001, prior to which he was President and Chief Executive Officer from December 2000. He was Chairman and Chief Executive Officer from January through December 2000 and President and Chief Executive Officer from June through December 1999, prior to which he had been Vice Chairman of the Board.

David A. Coulter	56	Head of the Investment Bank and of Investment Management & Private Banking. He had been head of Chase Financial Services until May 2002. Prior to joining JPMorgan Chase in 2000, he led the West Coast operations of The Beacon Group, prior to which he was Chairman and Chief Executive Officer of BankAmerica Corporation and Bank of America NT & SA.

Dina Dublon	50	Chief Financial Officer.

John J. Farrell	51	Director Human Resources, head of Security since September 2001 and since July 2003 head of Real Estate/Facilities, General Services.

Donald H. Layton	53	Head of Chase Financial Services, Treasury & Securities Services and since July 2003 of Technology. He had been co-head of the Investment Bank until May 2002. Prior to 2001, he was responsible for global markets, the international infrastructure and cash management and securities processing services.

Frederick W. Hill	53	Director of Corporate Marketing and Communications.

William H. McDavid	57	General Counsel.

John W. Schmidlin	56	Chairman of Technology Council. He led the Infrastructure Delivery Model Initiative from June 2001 until July 2003. Prior to 2001, he had been Chief Operating Officer of the Private Banking Initiative (Morgan OnLine) of J.P. Morgan & Co. Incorporated.

Jeffrey C. Walker	48	Head of JPMorgan Partners.

Don M. Wilson III	55	Chief Risk Officer and Chairman, Risk Management Committee. He had been co-head of Credit & Rates for the Investment Bank from 2001 until July 2003, prior to which he headed the Global Trading Division.

Unless otherwise noted, during the five fiscal years ended December 31, 2003, all of JPMorgan Chase’s above-named executive officers have continuously held senior-level positions with JPMorgan Chase or its predecessor institutions, J.P. Morgan & Co. Incorporated and The Chase Manhattan Corporation. There are no family relationships among the foregoing executive officers.

Parts II & III

Part II

Item 5: Market for registrant’s common equity and related stockholder matters

The outstanding shares of JPMorgan Chase’s common stock are listed and traded on the New York Stock Exchange, the London Stock Exchange Limited and the Tokyo Stock Exchange. For the quarterly high and low prices of JPMorgan Chase’s common stock on the New York Stock Exchange for the last two years, see the section entitled “Supplementary information — selected quarterly financial data (unaudited)” on page 128. JPMorgan Chase declared quarterly cash dividends on its common stock in the amount of $0.34 per share for each quarter of 2003 and 2002. The common dividend payout ratio based on reported net income was 43% for 2003, 171% for 2002 and 168% for 2001. At January 31, 2004, there were 123,838 holders of record of JPMorgan Chase’s common stock. For information regarding securities authorized for issuance under the Firm’s employee stock-based compensation plans, see Item 12 on page 13.

Item 6: Selected financial data

For five-year selected financial data, see “Five-year summary of financial highlights (unaudited)” on page 129.

Item 7: Management’s discussion and analysis of financial condition and results of operations

Management’s discussion and analysis of the financial condition and results of operations, entitled “Management’s discussion and analysis,” appears on pages 22 through 80. Such information should be read in conjunction with the Consolidated financial statements and Notes thereto, which appear on pages 82 through 127.

Item 7A: Quantitative and qualitative disclosures about market risk

For information related to market risk, see the “Market risk management” section on pages 66 through 72 and Note 28 on page 116.

Item 8: Financial statements and supplementary data

The Consolidated financial statements, together with the Notes thereto and the report of PricewaterhouseCoopers LLP dated January 20, 2004 thereon, appear on pages 81 through 127.

Supplementary financial data for each full quarter within the two years ended December 31, 2003 are included on page 128 in the table entitled “Supplementary information — selected quarterly financial data (unaudited).” Also included is a “Glossary of terms’’ on pages 130 and 131.

Item 9: Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A: Controls and procedures

Within the 75-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Firm’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). See Exhibits 31.1 and 31.2 for the Certification statements issued by the Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in the Firm’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part III

Item 10: Directors and executive officers of JPMorgan Chase

See Item 13 on page 13.

Item 11: Executive compensation

See Item 13 on page 13.

Item 12: Security ownership of certain beneficial owners and management and related stockholder matters

For security ownership of certain beneficial owners and management, see Item 13 below.

The following table details the total number of shares available for issuance under JPMorgan Chase employee stock-based incentive plans (including shares available for issuance to nonemployee directors). The Firm is not authorized to grant stock-based incentive awards to nonemployees other than to nonemployee directors.

	Number of shares to be	Weighted-average	Number of shares remaining
December 31, 2003	issued upon exercise of	exercise price of	available for future issuance under
(Shares in thousands)	outstanding options	outstanding options	equity compensation plans

Employee stock-based incentive plans approved by shareholders	224,658	$37.66	184,819	(a)
Employee stock-based incentive plans not approved by shareholders	187,173	42.07	108,000

Total	411,831	$39.67	292,819

(a)	Includes 55 million shares of restricted stock/restricted stock units available for grant in lieu of cash.

Item 13: Certain relationships and related transactions

Information related to JPMorgan Chase’s Executive Officers is included on page 11. Pursuant to Instruction G (3) to Form 10-K, the remainder of the information to be provided in Items 10, 11, 12, 13 and 14 of Form 10-K (other than information pursuant to Rule 402 (i), (k) and (l) of Regulation S-K) is incorporated by reference to JPMorgan Chase’s definitive proxy statement for the 2004 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of JPMorgan Chase’s 2003 fiscal year.

Item 14: Principal accounting fees and services

See Item 13 above.

Part IV

Item 15: Exhibits, financial statement schedules and reports on form 8-K

(A)	Exhibits, financial statements and financial statement schedules

1.	Financial statements The Consolidated financial statements, the Notes thereto and the report thereon listed in Item 8 are set forth commencing on page 81.

2.	Financial statement schedules
Financial statement schedules are omitted since the required information is either not applicable, not deemed material, or is shown in the respective Consolidated financial statements or in the Notes thereto.

3.	Exhibits

3.1	Restated Certificate of Incorporation of J.P. Morgan Chase & Co. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (the “Registrant”) (File No. 1-5805) for the year ended December 31, 2000).

3.2	By-laws of J.P. Morgan Chase & Co. as amended by the Board of Directors on October 15, 2002 (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2002).

3.3	Agreement and Plan of Merger, dated as of January 14, 2004, by and between J.P. Morgan Chase & Co. and Bank One Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K of J.P. Morgan Chase & Co. (File No. 1-5805), dated January 14, 2004).

3.4	Stock Option Agreement, dated as of January 14, 2004, by and between Bank One Corporation (issuer) and J.P. Morgan Chase & Co. (grantee) (incorporated by reference to Exhibit 99.1 to Form 8-K of J.P. Morgan Chase & Co. (File No. 1-5805), dated January 14, 2004).

3.5	Stock Option Agreement, dated as of January 14, 2004, by and between J.P. Morgan Chase & Co. (issuer) and Bank One Corporation (grantee) (incorporated by reference to Exhibit 99.2 to Form 8-K of J.P. Morgan Chase & Co. (File No. 1-5805), dated January 14, 2004).

4.1	Deposit Agreement, dated as of February 8, 1996, between J.P. Morgan & Co. Incorporated (succeeded through merger by J.P. Morgan Chase & Co.) and Morgan Guaranty

Trust Company of New York (succeeded through merger by JPMorgan Chase Bank), as Depository (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form 8-A of The Chase Manhattan Corporation (now known as J.P. Morgan Chase & Co.) File No. 1-5805), filed December 20, 2000.

4.2	Indenture, dated as of December 1, 1989, between Chemical Banking Corporation (now known as J.P. Morgan Chase & Co.) and The Chase Manhattan Bank (National Association), as succeeded to by Bankers Trust Company (now known as Deutsche Bank Trust Company Americas), as Trustee (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3 (File No. 33-32409) of Chemical Banking Corporation).

4.3(a)	Indenture, dated as of April 1, 1987, as amended and restated as of December 15, 1992, between Chemical Banking Corporation (now known as J.P. Morgan Chase & Co.) and Morgan Guaranty Trust Company of New York (now known as JPMorgan Chase Bank), as succeeded to by U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.3(a) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.3(b)	Second Supplemental Indenture, dated as of October 8, 1996, between The Chase Manhattan Corporation (now known as J.P. Morgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of April 1, 1987, as amended and restated as of December 15, 1992 (incorporated by reference to Exhibit 4.3(b) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.3(c)	Third Supplemental Indenture, dated as of December 29, 2000, between The Chase Manhattan Corporation (now known as J.P. Morgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of April 1, 1987, as amended and restated as of December 15, 1992 (incorporated by reference to Exhibit 4.3(c) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.4(a)	Amended and Restated Indenture, dated as of September 1, 1993, between The Chase Manhattan Corporation (as assumed by J.P. Morgan Chase & Co.) and Chemical Bank (succeeded through merger by JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.4(a) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.4(b)	First Supplemental Indenture, dated as of March 29, 1996, among Chemical Banking Corporation (now known as J.P. Morgan Chase & Co.), The Chase Manhattan Corporation, Chemical Bank, as resigning Trustee, and U.S. Bank Trust National Association, as successor Trustee, to the Amended and Restated Indenture, dated as of September 1, 1993 (incorporated by reference to Exhibit 4.4(b) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.4(c)	Second Supplemental Indenture, dated as of October 8, 1996, between The Chase Manhattan Corporation (now known as J.P. Morgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Amended and Restated Indenture, dated as of September 1, 1993 (incorporated by reference to Exhibit 4.4(c) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.4(d)	Third Supplemental Indenture, dated as of December 29, 2000, between The Chase Manhattan Corporation (now known as J.P. Morgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Amended and Restated Indenture, dated as of September 1, 1993 (incorporated by reference to Exhibit 4.4(d) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.5(a)	Indenture dated as of August 15, 1982, between J.P. Morgan & Co. Incorporated (succeeded through merger by J.P. Morgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.5(a) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.5(b)	First Supplemental Indenture, dated as of May 5, 1986, between J.P. Morgan & Co. Incorporated (succeeded through merger by J.P. Morgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of August 15, 1982 (incorporated by reference to Exhibit 4.5(b) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.5(c)	Second Supplemental Indenture, dated as of February 27, 1996, between J.P. Morgan & Co. Incorporated (succeeded through merger by J.P. Morgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of August 15, 1982 (incorporated by reference to Exhibit 4.5(c) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.5(d)	Third Supplemental Indenture, dated as of January 30, 1997, between J.P. Morgan & Co. Incorporated (succeeded through merger by J.P. Morgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of August 15, 1982 (incorporated by reference to Exhibit 4.5(d) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.5(e)	Fourth Supplemental Indenture, dated as of December 29, 2000, among J.P. Morgan & Co. Incorporated, The Chase Manhattan Corporation (now known as J.P. Morgan Chase & Co.), and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of August 15, 1982 (incorporated by reference to Exhibit 4.5(e) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.6(a)	Indenture dated as of December 1, 1986, between J.P. Morgan & Co. Incorporated (succeeded through merger by J.P. Morgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.6(a) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.6(b)	First Supplemental Indenture, dated as of May 12, 1992, between J.P. Morgan & Co. Incorporated (succeeded through merger by J.P. Morgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of December 1, 1986 (incorporated by reference to Exhibit 4.6(b) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.6(c)	Second Supplemental Indenture, dated as of December 29, 2000, among J.P. Morgan & Co. Incorporated, The Chase Manhattan Corporation (now known as J.P. Morgan Chase & Co.), and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of December 1, 1986 (incorporated by reference to Exhibit 4.6(c) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.7(a)	Indenture dated as of March 1, 1993, between J.P. Morgan & Co. Incorporated (succeeded through merger by J.P. Morgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.7(a) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

Part IV

4.7(b)	First Supplemental Indenture, dated as of December 29, 2000, among J.P. Morgan & Co. Incorporated, The Chase Manhattan Corporation (now known as J.P. Morgan Chase & Co.), and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of March 1, 1993 (incorporated by reference to Exhibit 4.7(b) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.8	Indenture dated May 25, 2001, between J.P. Morgan Chase & Co. and Deutsche Bank Trust Company Americas (previously known as Bankers Trust Company), as Trustee (incorporated by reference to Exhibit 4(a)(1) to the Registration Statement on Form S-3 (File No. 333-52826) of J.P. Morgan Chase & Co., File No. 1- 5805).

4.9(a)	Junior Subordinated Indenture, dated as of December 1, 1996, between The Chase Manhattan Corporation (now known as J.P. Morgan Chase & Co.) and The Bank of New York, as Debenture Trustee (incorporated by reference to Exhibit 4.24 to the Registration Statement on Form S-3 (File No. 333-19719) of The Chase Manhattan Corporation).

4.9(b)	Guarantee Agreement, dated as of January 24, 1997, between The Chase Manhattan Corporation (now known as J.P. Morgan Chase & Co.) and The Bank of New York, as Trustee, with respect to the Global Floating Rate Capital Securities, Series B, of Chase Capital II (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K, dated December 31, 1997, of The Chase Manhattan Corporation, File No. 1-5805).

4.9(c)	Amended and Restated Trust Agreement, dated as of January 24, 1997, among The Chase Manhattan Corporation (now known as J.P. Morgan Chase & Co.), The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein, with respect to Chase Capital II (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K, dated December 31, 1997, of The Chase Manhattan Corporation, File No. 1-5805).

4.10(a)	Junior Subordinated Indenture, dated as of November 1, 1996, between J.P. Morgan & Co. Incorporated (succeeded through merger by J.P. Morgan Chase & Co.) and U.S. Bank Trust National Association, as Debenture Trustee (incorporated by reference to Exhibit 4(a)(1) to the Registration Statement on Form S-3 (File No. 333-15079) of J.P. Morgan & Co. Incorporated, File No. 1-5885).

4.10(b)	Guarantee Agreement, dated as of December 4, 1996, between J.P. Morgan & Co. Incorporated (succeeded through merger by J.P. Morgan Chase & Co.) and U.S. Bank Trust National Association, as Guarantee Trustee, with respect to the Capital Securities of JPM Capital Trust I (incorporated by reference to Exhibit 4.9(b) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.10(c)	Amended and Restated Declaration of Trust, dated as of December 4, 1996, between J.P. Morgan & Co. Incorporated (succeeded through merger by J.P. Morgan Chase & Co.) and U.S. Bank Trust National Association, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrative Trustees named therein, with respect to JPM Capital Trust I (incorporated by reference to Exhibit 4.9(c) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

10.1	Deferred Compensation Plan for Non-Employee Directors of The Chase Manhattan Corporation and The Chase Manhattan Bank, as amended and restated effective December 1996 (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K, dated December 31, 1996, of The Chase Manhattan Corporation, File No. 1-5805).

10.2	Post-Retirement Compensation Plan for Non-Employee Directors, as amended and restated as of May 21, 1996 (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K, dated December 31, 1996, of The Chase Manhattan Corporation, File No. 1-5805).

10.3	Deferred Compensation Program of The Chase Manhattan Corporation and Participating Companies, effective as of January 1, 1996 (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

10.4	Amended and Restated 1996 Long-Term Incentive Plan of The Chase Manhattan Corporation (incorporated by reference to Schedule 14A, filed on April 5, 2000, of The Chase Manhattan Corporation, File No. 1-5805).

10.5	The Chase Manhattan 1994 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10O to The Chase Manhattan Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, File No. 1-5945).

10.6	Amendment to The Chase Manhattan 1994 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10S to The Chase Manhattan Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-5945).

10.7	Chemical Banking Corporation Long-Term Stock Incentive Plan, as amended and restated as of May 19, 1992 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K, dated December 31, 1992, of Chemical Banking Corporation, File No. 1-5805).

10.8	The Chase Manhattan 1987 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10A to The Chase Manhattan Corporation’s Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-5945).

10.9	Amendment to The Chase Manhattan 1987/82 Long-Term Incentive Plan (incorporated by reference to Exhibit 10T to the Quarterly Report on Form 10-Q, for the quarter ended September 30, 1995, of The Chase Manhattan Corporation, File No. 1-5945).

10.10	Key Executive Performance Plan of The Chase Manhattan Corporation, as amended and restated January 1, 1999 (incorporated by reference to Schedule 14A, filed on March 25, 1999, of The Chase Manhattan Corporation, File No. 1-5805).

10.11	Permanent Life Insurance Options Plan (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K, dated December 31, 1992, of Chemical Banking Corporation, File No. 1-5805).

10.12	Excess Retirement Plan of The Chase Manhattan Bank and Participating Companies, restated effective January 1, 1997 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

10.13	1992 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10a to J.P. Morgan & Co. Incorporated’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-5885).

10.14	Director Stock Plan, as amended (incorporated by reference to Exhibit 10b to J.P. Morgan & Co. Incorporated’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-5885).

10.15	Deferred Compensation Plan for Directors’ Fees, as amended (incorporated by reference to Exhibit 10c to J.P. Morgan & Co. Incorporated’s Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-5885).

10.16	1989 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10d to J.P. Morgan & Co. Incorporated’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-5885).

10.17	1987 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10e to J.P. Morgan & Co. Incorporated’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-5885).

10.18	Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10f to J.P. Morgan & Co. Incorporated’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-5885).

10.19	Stock Option Award (incorporated by reference to Exhibit 10h to J.P. Morgan & Co. Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-5885).

10.20	1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10i to J.P. Morgan & Co. Incorporated’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-5885).

10.21	1995 Executive Officer Performance Plan (incorporated by reference to Exhibit 10j to J.P. Morgan & Co. Incorporated’s Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-5885).

10.22	1998 Performance Plan (incorporated by reference to Exhibit 10 to J.P. Morgan & Co. Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-5885).

10.23	Executive Retirement Plan of The Chase Manhattan Corporation and Certain Subsidiaries (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

10.24	Benefit Equalization Plan of The Chase Manhattan Corporation and Certain Subsidiaries (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

Part IV

12.1	Computation of ratio of earnings to fixed charges.

12.2	Computation of ratio of earnings to fixed charges and preferred stock dividend requirements.

21.1	List of Subsidiaries of J.P. Morgan Chase & Co.

22.1	Annual Report on Form 11-K of the JPMorgan Chase 401(k) Savings Plan (to be filed by amendment pursuant to Rule 15d-21 under the Securities Exchange Act of 1934).

23.1	Consent of independent accountants.

31.1	Certification.

31.2	Certification.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

JPMorgan Chase hereby agrees to furnish to the Securities and Exchange Commission, upon request, copies of instruments defining the rights of holders for the outstanding nonregistered long-term debt of JPMorgan Chase and its subsidiaries. These instruments have not been filed as exhibits hereto by reason that the total amount of each issue of such securities does not exceed

10% of the total assets of JPMorgan Chase and its subsidiaries on a consolidated basis. In addition, JPMorgan Chase hereby agrees to file with the Securities and Exchange Commission, upon request, the Guarantees and the Amended and Restated Trust Agreements for each Delaware business trust subsidiary that has issued Capital Securities. The provisions of such agreements differ from the documents constituting Exhibits 4.9(b) and (c) and 4.10(b) and (c) to this report only with respect to the pricing terms of each series of Capital Securities; these pricing terms are disclosed in Note 18 on page 111.

(B)	Reports on form 8-K

JPMorgan Chase filed 3 reports on Form 8-K during the quarter ended December 31, 2003:

•
Form 8-K filed October 1, 2003: Press release announcing that J.P. Morgan Securities Inc. (“JPMSI”) had entered into an agreement with the Securities and Exchange Commission on October 1, 2003 resolving matters relating to JPMSI’s initial public offering allocation practices.

•	Form 8-K filed October 22, 2003: Press release announcing JPMorgan Chase’s results for the third quarter of 2003.

•
Form 8-K filed October 27, 2003: Form of the Master Agency Agreement between JPMorgan Chase and the Agents listed on Exhibit A thereto, relating to the JPMorgan Chase Medium-Term Notes and Forms of Notes.

Pages 19-20 not used

Financial:

Management’s discussion and analysis:

22	Overview

25	Results of operations

27	Segment results

45	Risk and Capital management

46	Capital and Liquidity management

51	Credit risk management

66	Market risk management

72	Operational risk management

74	Private equity risk management

74	Critical accounting estimates used by the Firm

78	Accounting and reporting developments

80	Comparison between 2002 and 2001

Audited financial statements:

81	Management’s report on responsibility for financial reporting

81	Report of independent auditors

82	Consolidated financial statements

86	Notes to consolidated financial statements

Supplementary information:

128	Selected quarterly financial data

129	Five-year summary of financial highlights

130	Glossary of terms

This section of the Annual Report provides management’s discussion and analysis (“MD&A”) of the financial condition and results of operations for JPMorgan Chase. See Glossary of terms on pages 130 and 131 for a definition of terms used throughout this Annual Report.

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

J.P. Morgan Chase & Co. / 2003 Annual Report

Management’s discussion and analysis

J.P. Morgan Chase & Co.

Overview

J.P. Morgan Chase & Co. is a leading global financial services firm with assets of $771 billion and operations in more than 50 countries. The Firm serves more than 30 million consumers nationwide through its retail businesses, and many of the world’s most prominent corporate, institutional and government clients through its global wholesale businesses.

Financial performance of JPMorgan Chase

As of or for the year ended December 31,
(in millions, except per share and ratio data)	2003	2002	Change

Revenue	$33,256	$29,614	12%
Noninterest expense	21,688	22,764	(5)
Provision for credit losses	1,540	4,331	(64)
Net income	6,719	1,663	304
Net income per share – diluted	3.24	0.80	305
Average common equity	42,988	41,368	4
Return on average common equity (“ROCE”)	16%	4%	1,200	bp

Tier 1 capital ratio	8.5%	8.2%	30	bp
Total capital ratio	11.8	12.0	(20)
Tier 1 leverage ratio	5.6	5.1	50

In 2003, global growth strengthened relative to the prior two years. The U.S. economy improved significantly, supported by diminishing geopolitical uncertainties, new tax relief, strong profit growth, low interest rates and a rising stock market. Productivity at U.S. businesses continued to grow at an extraordinary pace, as a result of ongoing investment in information technologies. Profit margins rose to levels not seen in a long time. New hiring remained tepid, but signs of an improving job market emerged late in the year. Inflation fell to the lowest level in more than 40 years, and the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) declared that its long-run goal of price stability had been achieved.

Against this backdrop, J.P. Morgan Chase & Co. (“JPMorgan Chase” or the “Firm”) reported 2003 Net income of $6.7 billion, compared with Net income of $1.7 billion in 2002. All five of the Firm’s lines of business benefited from the improved economic conditions, with each reporting increased revenue over 2002. In particular, the low–interest rate environment drove robust fixed income markets and an unprecedented mortgage refinancing boom, resulting in record earnings in the Investment Bank and Chase Financial Services.

Total revenue for 2003 was $33.3 billion, up 12% from 2002. The Investment Bank’s revenue increased by approximately $1.9 billion from 2002, and Chase Financial Services’ revenue was $14.6 billion in 2003, another record year.

Total Noninterest expense was $21.7 billion, down 5% from the prior year. In 2002, the Firm recorded $1.3 billion of charges, principally for Enron-related surety litigation and the establishment of litigation reserves; and $1.2 billion for Merger and restructuring costs related to programs announced prior to January 1, 2002. Excluding these costs, expenses rose by 7% in 2003, reflecting higher performance-related incentives; increased costs related to stock-based compensation and pension and other postretirement expenses; and higher occupancy expenses. The Firm began expensing stock options in 2003. Restructuring costs associated with initiatives announced after January 1, 2002, were recorded in their relevant expense categories and totaled $630 million in 2003, down 29% from 2002.

The 2003 Provision for credit losses of $1.5 billion was down $2.8 billion, or 64%, from 2002. The provision was lower than total net charge-offs of $2.3 billion, reflecting significant improvement in the quality of the commercial loan portfolio. Commercial nonperforming assets and criticized exposure levels declined 42% and 47%, respectively, from December 31, 2002. Consumer credit quality remained stable.

Earnings per diluted share (“EPS”) for the year were $3.24, an increase of 305% over the EPS of $0.80 reported in 2002. Results in 2002 were provided on both a reported basis and an operating basis, which excluded Merger and restructuring costs and special items. Operating EPS in 2002 was $1.66. See page 28 of this Annual Report for a reconciliation between reported and operating EPS.

Summary of segment results

The Firm’s wholesale businesses are known globally as “JPMorgan,” and its national consumer and middle market businesses are known as “Chase.” The wholesale businesses comprise four segments: the Investment Bank (“IB”), Treasury & Securities Services (“TSS”), Investment Management & Private Banking (“IMPB”) and JPMorgan Partners (“JPMP”). IB provides a full range of investment banking and commercial banking products and services, including advising on corporate strategy and structure, capital raising, risk management, and market-making in cash securities and derivative instruments in all major capital markets. The three businesses within TSS provide debt servicing, securities custody and related functions, and treasury and cash management services to corporations, financial institutions and governments. The IMPB business provides investment management services to institutional investors, high net worth individuals and retail customers and also provides personalized advice and solutions to wealthy individuals and families. JPMP, the Firm’s private equity business, provides equity and mezzanine capital financing to private companies. The Firm’s national consumer and middle market businesses, which provide lending and full-service banking to consumers and small and middle market businesses, comprise Chase Financial Services (“CFS”).

J.P. Morgan Chase & Co. / 2003 Annual Report

Segment results – Operating basis (a)

	Operating revenue (loss)		Operating earnings (losses)
Year ended December 31,	Change from		Change from		Return on allocated capital
(in millions, except ratios)	2003	2002	2003	2002	2003	2002

Investment Bank	$14,440	16%	$3,685	183%	19%	6%
Treasury & Securities Services	3,992	3	520	(16)	19	23
Investment Management & Private Banking	2,878	1	268	3	5	5
JPMorgan Partners	(190)	81	(293)	64	NM	NM
Chase Financial Services	14,632	9	2,495	8	28	27
Support Units and Corporate	(626)	—	44	NM	NM	NM

JPMorgan Chase	$35,126	13%	$6,719	99%	16%	8%

(a)	Represents the reported results excluding the impact of credit card securitizations and, in 2002, merger and restructuring costs and special items.

The table above shows JPMorgan Chase’s segment results. These results reflect the manner in which the Firm’s financial information is currently evaluated by management and is presented on an operating basis. Prior-period segment results have been adjusted to reflect alignment of management accounting policies or changes in organizational structure among businesses.

IB reported record earnings of $3.7 billion for 2003, up 183% from 2002, driven by strong growth in capital markets revenues and equity underwriting fees, coupled with a significant decline in credit costs. The low–interest-rate environment, improvement in equity markets and volatility in credit markets produced increased client and portfolio management revenue in fixed income and equities, as well as strong returns in Global Treasury. Market-share gains in equity underwriting contributed to the increase in Investment banking fees over 2002. IB’s return on allocated capital was 19% for the year.

TSS earnings of $520 million for the year were down 16% compared with 2002. Revenues were $4.0 billion for the full year, up 3% from 2002. Institutional Trust Services and Treasury Services posted single-digit revenue growth. Investor Services revenue declined year-over-year but showed an improving trend over the last four consecutive quarters. Return on allocated capital for TSS was 19% for the year.

IMPB increased earnings and assets under supervision in 2003. Earnings of $268 million for the full year were up 3% from 2002, reflecting an improved credit portfolio, slightly higher revenues and the benefits of managed expense growth. The increase in revenues reflected the acquisition of Retirement Plan Services, and increased average equity market valuations in client portfolios and brokerage activity, mostly offset by the impact of institutional net outflows. Investment performance in core institutional products improved, with all major asset classes in U.S. institutional fixed income and equities showing above-benchmark results. Return on allocated capital was 5% for the year; return on tangible allocated capital was 20%.

JPMP performance improved significantly, with private equity gains of $27 million, compared with private equity losses of $733 million for 2002. Results for the direct investments portfolio improved by $929 million from 2002, driven by realized gains on sales and declining write-downs in the second half of 2003.

JPMP revenue was impacted in 2003 by losses on sales and writedowns of private third-party fund investments. JPMP decreased its operating loss for the year by 64% compared with 2002.

CFS posted record earnings of $2.5 billion, driven by record results and origination volumes at each of the national credit businesses –mortgage, credit card and auto. Record revenues for CFS of $14.6 billion were up 9% from 2002, driven by record revenues in Chase Home Finance. Despite significant deposit growth, Chase Regional Banking revenues decreased due to deposit spread compression. CFS’s return on allocated capital was 28% for the year.

In 2003, JPMorgan Chase revised its internal management reporting policies to allocate certain revenues, expenses and tax-related items that had been recorded within the Corporate segment to the other business segments. There was no impact on the Firm’s overall earnings.

For a discussion of the Firm’s Segment results, see pages 27–44 of this Annual Report.

Capital and liquidity management

JPMorgan Chase increased capital during 2003. At December 31, 2003, the Firm’s Tier 1 capital was $43.2 billion, $5.6 billion higher than at December 31, 2002. The Tier 1 capital ratio of 8.5% was well in excess of the minimum regulatory guidelines, it was 8.2% at year-end 2002. The Firm maintained the quarterly dividend of $0.34 per share on its common stock. JPMorgan Chase did not repurchase shares of its common stock in 2003. Management expects to recommend to the Board of Directors that the Firm resume its share repurchase program after the completion of the pending merger with Bank One Corporation (see Business events below).

The Firm’s liquidity management is designed to ensure sufficient liquidity resources to meet all its obligations, both on- and off–balance sheet, in a wide range of market environments. The Firm’s access to the unsecured funding markets is dependent upon its credit rating. During 2003, the Firm maintained senior debt ratings of AA-/Aa3/A+ at JPMorgan Chase Bank and A+/A1/A+ at the parent holding company. Upon the announcement of the proposed merger with Bank One Corporation, Moody’s and Fitch placed the Firm’s ratings on review for an

J.P. Morgan Chase & Co. / 2003 Annual Report

Management’s discussion and analysis

J.P. Morgan Chase & Co.

upgrade, and S&P affirmed all of the Firm’s ratings. See Business events below.

Risk management

The Firm made substantial progress in lowering its risk profile in 2003.

Total commercial credit exposure, which includes loans, derivative receivables, lending-related commitments and other assets, declined by $30.2 billion, or 7%, from December 31, 2002. Increased financings in the public markets, reduced loan demand and loan sales drove the decline. In 2003, the Firm implemented a more stringent exposure-review process and lower absolute exposure limits for industry and single-name concentrations, including investment-grade obligors. The Firm was also more active in managing commercial credit by selling higher-risk loans and commitments and entering into single-name credit default swap hedges.

Total consumer loans on a managed basis, which includes both reported and securitized loans, increased by $15.7 billion, or 10%, from December 31, 2002. The consumer portfolio is predominantly U.S.-based. The largest component, 1–4 family residential mortgage loans, which are primarily secured by first mortgages, comprised 43% of the total consumer portfolio at December 31, 2003.

JPMP’s private equity portfolio declined by 12% to $7.3 billion at December 31, 2003, from $8.2 billion at December 31, 2002. At year-end 2003, the portfolio was diversified across industry sectors and geographies – with a higher percentage invested in more mature leveraged buyouts and a lower percentage in venture investments than at year-end 2002. The carrying value of JPMP’s portfolio has decreased year-over-year, consistent with management’s goal to reduce, over time, the capital committed to private equity.

The Firm uses several tools, both statistical and nonstatistical, to measure market risk, including Value-at-Risk (“VAR”), Risk identification for large exposures (“RIFLE”), economic value stress tests and net interest income stress tests. The Firm calculates VAR daily on its trading and nontrading activities. Average trading VAR decreased for full-year 2003. The year-end trading VAR increased compared with year-end 2002 due to higher VAR for equity activities. In 2003, trading losses exceeded VAR on only one day, a result that is consistent with the 99% confidence level. Average, maximum, and December 31 nontrading VAR increased in 2003, primarily due to the increase in market volatility during the 2003 third quarter and to the rise in interest rates in the second half of 2003. There was an additional day in 2003 in which losses exceeded VAR; this was attributable to certain positions in the mortgage banking business.

The Firm is also committed to maintaining business practices of the highest quality. The Fiduciary Risk Committee is responsible for overseeing that businesses providing investment or risk management products and services perform at the appropriate standard in their relationships with clients. In addition, the Policy Review Office oversees the review of transactions with clients in terms of appropriateness, ethical issues and reputation risk, with the goal that these transactions are not used to mislead investors or others.

During the year, the Firm revised its capital allocation methodologies for credit, operational, business and private equity risk. This resulted in the reallocation of capital among the risk categories and the business segments; the reallocation did not result in a significant change in the amount of total capital allocated to the business segments as a whole.

For a further discussion of Risk management and the capital allocation methodology, see pages 45-74 of this Annual Report.

Business outlook

Global economic conditions and financial markets activity are expected to continue to improve in 2004. While rising interest rates may negatively affect the mortgage and Global Treasury businesses; on the positive side, gains in market share, rising equity values and increased market activity may benefit many of the Firm’s other businesses.

The Firm expects to see a different mix of earnings in 2004. IB is targeting higher issuer and investor client revenue, but securities gains and net interest income may be lower. Mortgage earnings are likely to decline from the record set in 2003, and growth in other retail businesses may not be sufficient to offset the decline in mortgage revenue. Improved equity markets and increased M&A activity may provide increased exit opportunities in private equity and could result in higher fees in IMPB and in the custody business of TSS. Commercial net charge-off ratios may be lower, but credit costs may rise as the reduction in the Allowance for credit losses slows. The Firm expects stable consumer net charge-off ratios in 2004.

Business events

Agreement to merge with Bank One Corporation

On January 14, 2004, JPMorgan Chase and Bank One Corporation (“Bank One”) announced an agreement to merge. The merger agreement, which has been approved by the boards of directors of both companies, provides for a stock-for-stock merger in which 1.32 shares of JPMorgan Chase common stock will be exchanged, on a tax-free basis, for each share of Bank One common stock.

The merged company, headquartered in New York, will be known as J.P. Morgan Chase & Co. and will have combined assets of $1.1 trillion, a strong capital base, 2,300 branches in 17 states and top-tier positions in retail banking and lending, credit cards, investment banking, asset management, private banking, treasury and securities services, middle markets and private equity. It is expected that cost savings of $2.2 billion (pre-tax) will be achieved over a three-year period. Merger-related costs are expected to be $3 billion (pre-tax).

The merger is subject to approval by the shareholders of both institutions as well as U.S. federal and state and non-U.S. regulatory authorities. It is expected to be completed in mid-2004.

For further information concerning the merger, see Note 2 on page 87 of this Annual Report.

J.P. Morgan Chase & Co. / 2003 Annual Report

Results of operations

This section discusses JPMorgan Chase’s results of operations on a reported basis. The accompanying financial data conforms with accounting principles generally accepted in the United States of America (“GAAP”) and prevailing industry practices. The section should be read in conjunction with the Consolidated financial statements and Notes to consolidated financial statements beginning on page 82 of this Annual Report.

Revenues

Year ended December 31,
(in millions)	2003	2002	Change

Investment banking fees	$2,890	$2,763	5%
Trading revenue	4,427	2,675	65
Fees and commissions	10,652	10,387	3
Private equity gains (losses)	33	(746)	NM
Securities gains	1,446	1,563	(7)
Mortgage fees and related income	892	988	(10)
Other revenue	579	458	26
Net interest income	12,337	11,526	7

Total revenue	$33,256	$29,614	12%

Investment banking fees

Investment banking fees of $2.9 billion rose 5% from 2002. For a discussion of Investment banking fees, which are primarily recorded in IB, see IB segment results on pages 29–31 of this Annual Report.

Trading revenue

Trading revenue in 2003 of $4.4 billion was up 65% from the prior year. Fixed income and equity capital markets activities drove growth in both client and portfolio management revenues. Portfolio management, in particular, was up significantly from 2002 as a result of gains in credit, foreign exchange and equity derivatives activities. Trading revenue, on a reported basis, excludes the impact of Net interest income (“NII”) related to IB’s trading activities, which is reported in NII. However, the Firm includes trading-related NII as part of Trading revenue for segment reporting purposes to better assess the profitability of IB’s trading business. For additional information on Trading revenue, see IB segment discussion on pages 29–31 of this Annual Report.

Fees and commissions

Fees and commissions of $10.7 billion in 2003 rose 3% from the prior year as a result of higher credit card servicing fees associated with $5.8 billion in growth in average securitized credit card receivables. Also contributing to the increase from 2002 were higher custody, institutional trust and other processing-related service fees. These fees reflected the more favorable environment for debt and equity activities. For a table showing the components of Fees and commissions, see Note 4 on pages 88–89 of this Annual Report.

For additional information on Fees and commissions, see the segment discussions of TSS for Custody and institutional trust service fees, IMPB for Investment management and service fees, and CFS for consumer-related fees on pages 32–33, 34–35 and 38–43, respectively, of this Annual Report.

Private equity gains (losses)

Private equity gains of $33 million in 2003 reflect significant improvement from losses of $746 million in 2002. For a discussion of Private equity gains (losses), which are primarily recorded in JPMP, see JPMP results on pages 36–37.

Securities gains

In 2003, Securities gains of $1.4 billion declined 7% from the prior year. The decline reflected lower gains realized from the sale of government and agency securities in IB and mortgage-backed securities in Chase Home Finance (“CHF”), driven by the increasing interest rate environment beginning in the third quarter of 2003. IB uses available-for-sale investment securities to manage, in part, the asset/liability exposures of the Firm; CHF uses these instruments to economically hedge the value of mortgage servicing rights (“MSRs”). For a further analysis of securities gains, see IB and CHF on pages 29–31 and 39–40, respectively, of this Annual Report.

Mortgage fees and related income

Mortgage fees and related income of $892 million in 2003 declined 10% from 2002. The decline reflects lower mortgage servicing fees and lower revenues from MSR hedging activities; these were offset by higher fees from origination and sales activity and other fees derived from volume and market-share growth. Mortgage fees and related income, on a reported basis, excludes the impact of NII and securities gains and losses related to Chase Home Finance’s mortgage banking activities. For a further discussion of mortgage-related revenue, see the segment discussion for Chase Home Finance on pages 39–40 and Note 4 on page 89 of this Annual Report.

Other revenue

Other revenue of $579 million in 2003 rose 26% from the prior year. The increase was a result of $200 million in gains from the sale of securities acquired in loan satisfactions (compared with $26 million in 2002), partly offset by lower net results from corporate and bank-owned life insurance policies. Many other factors contributed to the change from 2002, including $73 million of write-downs taken in 2002 for several Latin American investments.

Net interest income

NII of $12.3 billion was 7% higher than in 2002. The increase reflected the positive impact of lower interest rates on consumer loan originations and related funding costs. Average mortgage loans in CHF rose 32% to $74.1 billion, and average automobile loans and leases in Chase Auto Finance increased 32% to

J.P. Morgan Chase & Co. / 2003 Annual Report

Management’s discussion and analysis

J.P. Morgan Chase & Co.

$41.7 billion. NII was reduced by a lower volume of commercial loans and lower spreads on investment securities. As a component of NII, trading-related net interest income of $2.1 billion was up 13% from 2002 due to a change in the composition of, and growth in, trading assets.

The Firm’s total average interest-earning assets in 2003 were $590 billion, up 6% from the prior year. The net interest yield on these assets, on a fully taxable-equivalent basis, was 2.10%, compared with 2.09% in the prior year.

Noninterest expense

Year ended December 31,
(in millions)	2003	2002	Change

Compensation expense	$11,695	$10,983	6%
Occupancy expense	1,912	1,606	19
Technology and communications expense	2,844	2,554	11
Other expense	5,137	5,111	1
Surety settlement and litigation reserve	100	1,300	(92)
Merger and restructuring costs	—	1,210	NM

Total noninterest expense	$21,688	$22,764	(5)%

Compensation expense

Compensation expense in 2003 was 6% higher than in the prior year. The increase principally reflected higher performance-related incentives, and higher pension and other postretirement benefit costs, primarily as a result of changes in actuarial assumptions. For a detailed discussion of pension and other postretirement benefit costs, see Note 6 on pages 89–93 of this Annual Report. The increase pertaining to incentives included $266 million as a result of adopting SFAS 123, and $120 million from the reversal in 2002 of previously accrued expenses for certain forfeitable key employee stock awards, as discussed in Note 7 on pages 93–95 of this Annual Report. Total compensation expense declined as a result of the transfer, beginning April 1, 2003, of 2,800 employees to IBM in connection with a technology outsourcing agreement. The total number of full-time equivalent employees at December 31, 2003 was 93,453 compared with 94,335 at the prior year-end.

Occupancy expense

Occupancy expense of $1.9 billion rose 19% from 2002. The increase reflected costs of additional leased space in midtown Manhattan and in the South and Southwest regions of the United States; higher real estate taxes in New York City; and the cost of enhanced safety measures. Also contributing to the increase were charges for unoccupied excess real estate of $270 million; this compared with $120 million in 2002, mostly in the third quarter of that year.

Technology and communications expense

In 2003, Technology and communications expense was 11% above the prior-year level. The increase was primarily due to a shift in expenses: costs that were previously associated with Compensation and Other expenses shifted, upon the commencement of the IBM outsourcing agreement, to Technology and communications expense. Also contributing to the increase were higher costs related to software amortization. For a further discussion of the IBM outsourcing agreement, see Support Units and Corporate on page 44 of this Annual Report.

Other expense

Other expense in 2003 rose slightly from the prior year, reflecting higher Outside services. For a table showing the components of Other expense, see Note 8 on page 96 of this Annual Report.

Surety settlement and litigation reserve

The Firm added $100 million to the Enron-related litigation reserve in 2003 to supplement a $900 million reserve initially recorded in 2002. The 2002 reserve was established to cover Enron-related matters, as well as certain other material litigation, proceedings and investigations in which the Firm is involved. In addition, in 2002 the Firm recorded a charge of $400 million for the settlement of Enron-related surety litigation.

Merger and restructuring costs

Merger and restructuring costs related to business restructurings announced after January 1, 2002, were recorded in their relevant expense categories. In 2002, Merger and restructuring costs of $1.2 billion, for programs announced prior to January 1, 2002, were viewed by management as nonoperating expenses or “special items.” Refer to Note 8 on pages 95–96 of this Annual Report for a further discussion of Merger and restructuring costs and for a summary, by expense category and business segment, of costs incurred in 2003 and 2002 for programs announced after January 1, 2002.

Provision for credit losses

The 2003 Provision for credit losses was $2.8 billion lower than in 2002, primarily reflecting continued improvement in the quality of the commercial loan portfolio and a higher volume of credit card securitizations. For further information about the Provision for credit losses and the Firm’s management of credit risk, see the discussions of net charge-offs associated with the commercial and consumer loan portfolios and the Allowance for credit losses, on pages 63–65 of this Annual Report.

Income tax expense

Income tax expense was $3.3 billion in 2003, compared with $856 million in 2002. The effective tax rate in 2003 was 33%, compared with 34% in 2002. The tax rate decline was principally attributable to changes in the proportion of income subject to state and local taxes.

J.P. Morgan Chase & Co. / 2003 Annual Report

Segment results

JPMorgan Chase’s lines of business are segmented based on the products and services provided or the type of customer serviced and reflect the manner in which financial information is currently evaluated by the Firm’s management. Revenues and expenses directly associated with each segment are included in determining that segment’s results. Management accounting and other policies exist to allocate those remaining expenses that are not directly incurred by the segments.

Overview

The wholesale businesses of JPMorgan Chase are known globally as “JPMorgan” and comprise the Investment Bank, Treasury & Securities Services, Investment Management & Private Banking and JPMorgan Partners. The national consumer and middle market businesses are known as “Chase” and collectively comprise Chase Financial Services.

Basis of presentation

The Firm prepares its consolidated financial statements, which appear on pages 82–85 of this Annual Report, using U.S. GAAP and prevailing industry practices. The financial statements are presented on a “reported basis,” which provides the reader with an understanding of the Firm’s results that can be consistently tracked from year to year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.

In addition to analyzing the Firm’s results on a reported basis, management looks at results on an “operating basis,” which is a non-GAAP financial measure, to assess each of its lines of business and to measure overall Firm results against targeted goals. The definition of operating basis starts with the reported U.S. GAAP results and then excludes the impact of credit card securitizations. Securitization does not change JPMorgan Chase’s reported versus operating net income; however, it does affect the classification of items in the Consolidated statement of income. For a further discussion of credit card securitizations, see Chase Cardmember Services on page 41 of this Annual Report.

Prior to 2003, the Firm excluded from its operating results the impact of merger and restructuring costs and special items, as these transactions were viewed by management as not part of the Firm’s normal daily business operations or unusual in nature and, therefore, not indicative of trends. To be considered a special item, the nonrecurring gain or loss had to be at least $75 million or more during 2002. Commencing in 2003, management determined that many of the costs previously considered nonoperating were to be deemed operating costs. However, it is possible that in the future, management may designate certain material gains or losses incurred by the Firm to be “special items.”

The segment results also reflect revenue- and expense-sharing agreements between certain lines of business. Revenue and expenses attributed to shared activities are recognized in each line of business, and any double counting is eliminated at the segment level. These arrangements promote cross-selling and management of shared client expenses. They also ensure that the contributions of both businesses are fully recognized.

Prior-period segment results have been adjusted to reflect alignment of management accounting policies or changes in organizational structure among businesses. Restatements of segment results may occur in the future.

See Note 34 on pages 126-127 of this Annual Report for further information about JPMorgan Chase’s five business segments.

Capital allocation

The Firm allocates capital to its business units utilizing a risk-adjusted methodology, which quantifies credit, market, operational and business risks within each business and additionally, for JPMP, private equity risk. For a discussion of those risks, see the risk management sections on pages 45–74 of this Annual Report. The Firm allocates additional capital to its businesses incorporating an “asset capital tax” on managed assets and some off–balance sheet instruments. In addition, businesses are allocated capital equal to 100% of goodwill and 50% for certain

JPMorgan is the brand name.JPMorgan ChaseChase is the brand name.Investment Treasury &InvestmentJPMorgan Chase Financial BankSecurities Management &PartnersServices ServicesPrivate BankingProduct type:Businesses:Businesses:Business:Businesses:•Advisory• Institutional Trust• Investment• Private equity• Home Finance•Debt and equityServicesManagementinvestments• Cardmember Services underwriting• Investor Services• Private Banking•Auto Finance•Market-making,• Treasury Services• Regional Banking trading and investing:• Middle Market — Fixed income - Treasury — Equities•Corporate lending

J.P. Morgan Chase & Co. / 2003 Annual Report

Management’s discussion and analysis

J.P. Morgan Chase & Co.

The accompanying summary table provides a reconciliation between the Firm’s reported and operating results.

	2003					2002
Year ended December 31,	Reported	Credit	Operating		Reported	Credit	Special	Operating
(in millions, except per share data and ratios)	results(a)	card(b)	basis		results(a)	card(b)	items(c)	basis

Consolidated income statement
Total revenue	$33,256	$1,870	$35,126		$29,614	$1,439	$—	$31,053
Noninterest expense:
Compensation expense (d)	11,695	—	11,695		10,983	—	—	10,983
Noncompensation expense (d)	9,993	—	9,993		10,571	—	(1,398)	9,173
Merger and restructuring costs	—	—	—		1,210	—	(1,210)	—

Total noninterest expense	21,688	—	21,688		22,764	—	(2,608)	20,156
Provision for credit losses	1,540	1,870	3,410	(e)	4,331	1,439	—	5,770	(e)

Income before income tax expense	10,028	—	10,028		2,519	—	2,608	5,127
Income tax expense	3,309	—	3,309		856	—	887	1,743

Net income	$6,719	$—	$6,719		$1,663	$—	$1,721	$3,384

Earnings per share – diluted	$3.24	$—	$3.24		$0.80	$—	$0.86	$1.66

Return on average common equity (f)	16%		16%		4%			8%

(a)	Represents condensed results as reported in JPMorgan Chase’s financial statements.
(b)
Represents the impact of credit card securitizations. For securitized receivables, amounts that normally would be reported as Net interest income and as Provision for credit losses are reported as Noninterest revenue.

(c)	There were no special items in 2003. For 2002, includes merger and restructuring costs. For a description of special items, see Glossary of terms on page 131 of this Annual Report.
(d)
Compensation expense includes $294 million and $746 million of severance and related costs at December 31, 2003 and 2002, respectively. Noncompensation expense includes $336 million and $144 million of severance and related costs at December 31, 2003 and 2002, respectively.

(e)	Represents credit costs, which is composed of the Provision for credit losses as well as the credit costs associated with securitized credit card loans.
(f)	Reflects the return on average common equity as it relates to the Firm. Return on allocated capital is a similar metric used by the business segments.

other intangibles generated through acquisitions. The Firm estimates the portfolio effect on required economic capital based on correlations of risk across risk categories. This estimated diversification benefit is not allocated to the business segments.

Performance measurement

The Firm uses the shareholder value added (“SVA”) framework to measure the performance of its business segments. To derive SVA, a non-GAAP financial measure, for its business segments, the Firm applies a 12% (after-tax) cost of capital to each segment, except JPMP – this business is charged a 15% (after-tax) cost of capital. The capital elements and resultant capital charges provide each business with the financial framework to evaluate the trade-off between using capital versus its return to sharehold-

ers. Capital charges are an integral part of the SVA measurement for each business. Under the Firm’s model, economic capital is either underallocated or overallocated to the business segments, as compared with the Firm’s total common stockholders’ equity. The revenue and SVA impact of this over/under allocation is reported under Support Units and Corporate. See Glossary of terms on page 131 of this Annual Report for a definition of SVA and page 44 of this Annual Report for more details.

JPMorgan Chase’s lines of business utilize individual performance metrics unique to the respective businesses to measure their results versus those of their peers. For a further discussion of these metrics, see each respective line-of-business discussion in this Annual Report.

Contribution of businesses in 2003 Operating revenue (loss)Consumer 42%Wholesale and other 58%Consumer includes:Wholesale and other includes:Chase Home Finance12% Investment Bank41% Chase Cardmember Services 18% Treasury & Securities Services 12% Chase Auto Finance2% Investment Management & Private Banking8% Chase Regional Banking7% Chase Middle Market4% JPMorgan Partners(1)% Other consumer services(1)% Support Units and Corporate (2)%

Operating earnings (losses) Consumer 37%Wholesale and other 63%Consumer includes:Wholesale and other includes:Chase Home Finance20% Investment Bank55% Chase Cardmember Services 10% Treasury & Securities Services 8% Chase Auto Finance3% Investment Management & Private Banking4% Chase Regional Banking1% Chase Middle Market5% JPMorgan Partners(4)% Other consumer services(2)% Support Units and Corporate —%

J.P. Morgan Chase & Co. / 2003 Annual Report

Investment Bank

JPMorgan Chase is one of the world’s leading investment banks, as evidenced by the breadth of its client relationships and product capabilities. The Investment Bank has extensive relationships with corporations, financial institutions, governments and institutional investors worldwide. The Firm provides a full range of investment banking and commercial banking products and services, including advising on corporate strategy and structure, capital raising in equity and debt markets, sophisticated risk management, and market-making in cash securities and derivative instruments in all major capital markets. The Investment Bank also commits the Firm’s own capital to proprietary investing and trading activities.

Selected financial data
Year ended December 31,
(in millions, except ratios
and employees)	2003	2002	Change

Operating revenue:
Investment banking fees	$2,855	$2,696	6%
Capital markets and lending revenue:
Trading-related revenue(a)	6,418	4,479	43
Net interest income	2,277	2,642	(14)
Fees and commissions	1,646	1,619	2
Securities gains	1,065	1,076	(1)
All other revenue	179	(14)	NM

Total capital markets and lending revenue	11,585	9,802	18

Total operating revenue	14,440	12,498	16
Operating expense:
Compensation expense	4,527	3,974	14
Noncompensation expense	3,596	3,451	4
Severance and related costs	347	587	(41)

Total operating expense	8,470	8,012	6
Operating margin	5,970	4,486	33
Credit costs	(181)	2,393	NM
Corporate credit allocation	(36)	(82)	56
Operating earnings	$3,685	$1,303	183

Shareholder value added:
Operating earnings less preferred dividends	$3,663	$1,281	186
Less: cost of capital	2,295	2,390	(4)

Shareholder value added	$1,368	$(1,109)	NM

Average allocated capital	$19,134	$19,915	(4)
Average assets	510,894	495,464	3
Return on allocated capital	19%	6%	1,300	bp
Overhead ratio	59	64	(500)
Compensation as % of revenue(b)	31	32	(100)
Full-time equivalent employees	14,772	15,145	(2)%

(a)	Includes net interest income of $2.1 billion and $1.9 billion in 2003 and 2002, respectively.
(b)	Excludes severance and related costs.

Operating revenue Operating earnings (in millions)(in millions, except ratios)Return on allocated capital

Financial results overview

The 2003 performance of IB was positively influenced by a low interest-rate environment, a more favorable equities market and an improving credit market, partially offset by continued weakness in M&A activity.

In 2003, IB reported record operating earnings of $3.7 billion, an increase of 183% compared with 2002. Revenue growth of 16% far outpaced expense growth of 6%. Credit costs were negative $181 million in 2003, compared with $2.4 billion in 2002. Return on allocated capital for the year was 19%.

Operating revenue of $14.4 billion consisted of investment banking fees for advisory and underwriting services; capital markets revenue related to market-making, trading and investing; and revenue from corporate lending activities.

Year ended December 31,
(in millions)	2003	2002	Change

Investment banking fees
Advisory	$640	$743	(14)%
Equity underwriting	697	470	48
Debt underwriting	1,518	1,483	2

Total	$2,855	$2,696	6%

Investment banking fees of $2.9 billion were up 6%. While Advisory fees declined by 14%, reflecting depressed levels of M&A activity, debt underwriting fees were up 2%. This 2% increase is primarily due to growth in high yield underwriting and structured finance fees and reflects a partial offset of lower loan syndication fees. The key contributor to the overall increase in IB fees was equity underwriting revenue, which was up 48%, reflecting increases in market share and underwriting volumes.

J.P. Morgan Chase & Co. / 2003 Annual Report

Management’s discussion and analysis

J.P. Morgan Chase & Co.

Market shares and rankings(a)

		2003		2002
December 31,		Market share	Ranking	Market share	Ranking

•	Global syndicated loans	18%	#1	23%	#1
•	Global investment-grade bonds	8	#2	9	#2
•	Euro-denominated corporate international bonds	5	#6	6	#4
•	Global equity & equity-related	9	#4	4	#8
•	U.S. equity & equity-related	11	#4	6	#6
•	Global announced M&A	16	#5	14	#5

(a)
Derived from Thomson Financial Securities Data, which reflects subsequent updates to prior-period information. Global announced M&A based on rank value; all others based on proceeds, with full credit to each book manager/equal if joint. Because of joint assignments, market share of all participants will add up to more than 100%.

The Firm improved its ranking in global equity and equity-related underwriting to No. 4 from No. 8 in 2002. It also maintained its No. 2 ranking in underwriting global investment-grade bonds, its No. 1 ranking in global loan syndications and its No. 5 ranking in global announced M&A.

Capital markets revenue includes Trading revenue, Fees and commissions, Securities gains, related Net interest income and Other revenue. These activities are managed on a total-return revenue basis, which includes operating revenue plus the change in unrealized gains or losses on investment securities and hedges (included in Other comprehensive income) and internally transfer-priced assets and liabilities. Capital markets revenue includes client and portfolio management revenues. Portfolio management reflects net gains or losses from IB’s proprietary trading and revenue from risk positions in client-related market-making activities.

Capital markets and lending total-return revenue of $11.6 billion was up 22% from last year due to strong client and portfolio management revenue. Excluding Global Treasury, Capital markets and lending total-return revenue was $9.9 billion, up 25% from the prior year.

Fixed income revenue of $7.0 billion was up 28% from last year. The increase was driven by strong client driven activity in European and emerging markets, as well as increased portfolio management revenue in credit and foreign exchange markets. Global Treasury reported record revenue of $1.7 billion, up 11%

Reconciliation of Capital markets and lending operating revenue to total-return revenue

	Trading-related	Fees and	Securities	NII and	Total operating	Total-return
Year ended December 31, 2003 (in millions)	revenue	commissions	gains	other	revenue	revenue(a)

Fixed income	$5,991	$342	$56	$550	$6,939	$7,001
Global Treasury	64	1	1,002	659	1,726	1,684
Credit portfolio	(185)	368	1	1,237	1,421	1,421
Equities	548	935	6	10	1,499	1,499

Total	$6,418	$1,646	$1,065	$2,456	$11,585	$11,605

Year ended December 31, 2002 (in millions)

Fixed income	$4,589	$345	$11	$542	$5,487	$5,466
Global Treasury	22	—	1,061	732	1,815	1,513
Credit portfolio	(143)	358	3	1,288	1,506	1,506
Equities	11	916	1	66	994	994

Total	$4,479	$1,619	$1,076	$2,628	$9,802	$9,479

(a)
Total-return revenue, a non-GAAP financial measure, represents operating revenue plus the change in unrealized gains or losses on investment securities and hedges (included in Other comprehensive income) and internally transfer-priced assets and liabilities.

IB’s Capital markets and lending activities are comprised of the following:

Fixed income includes client and portfolio management revenue related to both market-making and proprietary risk-taking across global fixed income markets, including government and corporate debt, foreign exchange, interest rate and commodities markets.

Global Treasury manages the overall interest rate exposure and investment securities portfolio of the Firm. It creates strategic balance by providing a diversification benefit to the Firm’s trading, lending and fee-based activities.

Credit portfolio revenue includes net interest income, fees and loan sale activity for IB’s commercial credit portfolio. Credit portfolio revenue also includes gains or losses on securities received as part of a loan restructuring, and changes in the credit valuation adjustment (“CVA”), which is the component of the fair value of a derivative that reflects the credit quality of the counterparty. See page 59 of the Credit risk management section of this Annual Report for a further discussion of the CVA. Credit portfolio revenue also includes the results of single-name and portfolio hedging arising from the Firm’s lending and derivative activities. See pages 60–61 of the Credit risk management section of this Annual Report for a further discussion on credit derivatives.

Equities includes client and portfolio management revenue related to market-making and proprietary risk-taking across global equity products, including cash instruments, derivatives and convertibles.

J.P. Morgan Chase & Co. / 2003 Annual Report

from last year, driven by positioning to benefit from interest rate movements and mortgage basis volatility. Credit portfolio revenue of $1.4 billion was down 6% the result of tightening of credit spreads in the second quarter of 2003, as well as lower NII, which reflected lower levels of commercial loans. Equities revenue of $1.5 billion was up 51% from last year due to higher client activity and portfolio management results in derivatives and convertibles.

Operating expense increased 6% from 2002, reflecting higher incentives related to improved financial performance and the impact of expensing stock options. Noncompensation costs were up 4% from the prior year due to increases in technology and occupancy costs. Severance and related costs of $347 million were down 41%. The overhead ratio for 2003 was 59%, compared with 64% in 2002.

Credit costs were negative $181 million, $2.6 billion lower than in the prior year, reflecting improvement in the overall credit quality of the commercial portfolio and the restructuring of several nonperforming commercial loans.

Corporate credit allocation
In 2003, IB assigned to TSS pre-tax earnings and allocated capital associated with clients shared with TSS. Prior periods have been revised to reflect this allocation. The impact to IB of this change decreased pre-tax operating results by $36 million and

Client and Nonclient Revenue

Year ended December 31,
(in millions)	2003	2002	Change

Client revenue:
Investment banking fees	$2,855	$2,696	6%
Capital markets revenue:
Trading revenue	4,485	3,840	17
Other capital markets revenue	2,904	2,875	1

Total client revenue	10,244	9,411	9

Nonclient revenue:
Treasury revenue	1,726	1,815	(5)
Portfolio management revenue	2,470	1,272	94

Total nonclient revenue	4,196	3,087	36

Operating revenue	$14,440	$12,498	16%

average allocated capital by $712 million, and it increased shareholder value added by $65 million.

Business outlook
In 2004, the composition of IB’s revenues is expected to change. Growth in client-related revenue may be offset by potentially lower securities gains and NII. NII may be lower due to decreased spreads on investment securities and lower loan volumes. The IB credit outlook is stable, although credit costs may be higher than the unusually low levels seen in 2003.

IB Dimensions of 2003 revenue diversification By business revenueBy client segment By geographic regionFixed income capital markets 48%Financial institutions 54%North America 56% Treasury 12%Diversified industries 12% Europe/Middle East Debt underwriting 11%31% TMT 11%and Africa Equity capital markets 10% Natural resources 8% Credit portfolio 10%Asia/Pacific 8% Equity underwriting 5%Governments 7% Advisory 4%Consumer/healthcare 5%Latin America 5% Real estate 3%

J.P. Morgan Chase & Co. / 2003 Annual Report

Management’s discussion and analysis

J.P. Morgan Chase & Co.

Treasury & Securities Services

Treasury & Securities Services, a global leader in transaction processing and information services to wholesale clients, is composed of three businesses. Institutional Trust Services provides a range of services to debt and equity issuers and broker-dealers, from traditional trustee and paying-agent functions to global securities clearance. Investor Services provides securities custody and related functions, such as securities lending, investment analytics and reporting, to mutual funds, investment managers, pension funds, insurance companies and banks worldwide. Treasury Services provides treasury and cash management, as well as payment, liquidity management and trade finance services, to a diversified global client base of corporations, financial institutions and governments.

Selected financial data

Year ended December 31,
(in millions, except ratios
and employees)	2003	2002	Change

Operating revenue:
Fees and commissions	$2,562	$2,412	6%
Net interest income	1,219	1,224	—
All other revenue	211	256	(18)

Total operating revenue	3,992	3,892	3
Operating expense:
Compensation expense	1,261	1,163	8
Noncompensation expense	1,895	1,814	4
Severance and related costs	61	17	259

Total operating expense	3,217	2,994	7
Operating margin	775	898	(14)
Credit costs	1	1	—
Corporate credit allocation	36	82	(56)
Operating earnings	$520	$621	(16)

Shareholder value added:
Operating earnings less preferred dividends	$517	$619	(16)
Less: cost of capital	325	323	1

Shareholder value added	$192	$296	(35)

Average allocated capital	$2,711	$2,688	1
Average assets	18,993	17,780	7
Return on allocated capital	19%	23%	(400	)bp
Overhead ratio	81	77	400
Assets under custody (in billions)	$7,597	$6,336	20%
Full-time equivalent employees	14,616	14,440	1

Financial results overview

Treasury & Securities Services (“TSS”) operating earnings decreased by 16% from 2002 while delivering a return on allocated capital of 19%. Increased operating expense of 7% and a lower corporate credit allocation contributed to the lower earnings.

Operating revenue increased by 3%, with growth at Institutional Trust Services (“ITS”) of 7%. ITS revenue growth came from debt product lines, increased volume in asset servicing and the result of acquisitions which generated $29 million of new revenue in 2003. Treasury Services’ revenue rose 6% on higher trade and commercial payment card revenue and increased balance-related earnings, including higher balance deficiency fees resulting from the lower interest rate environment. Investor Services’ revenue contracted 4%, the result of lower NII due to lower interest rates, coupled with lower foreign exchange and securities lending revenue.

TSS results included a pre-tax gain of $41 million on the sale of a nonstrategic business in 2003, compared with a pre-tax gain of $50 million on the sale of the Firm’s interest in a non-U.S. securities clearing firm in 2002.

Operating expense increased by 7%, attributable to higher severance, the impact of acquisitions, the cost associated with expensing of options, increased pension costs and charges to provide for losses on subletting unoccupied excess real estate. The overhead ratio for TSS was 81%, compared with 77% in 2002.

Operating revenueOperating earnings(in millions)(in millions, except ratios)Return on allocated capital

J.P. Morgan Chase & Co. / 2003 Annual Report

TSS dimensions of 2003 revenue diversification By business revenuesBy client segmentBy geographic region(a) Nonbank financialThe Americas 64% Treasury Services 40% institutions 44% Investor Services 36%Large corporations 21% Europe, Middle East, Banks 11% Institutional Trust Services 23% & Africa 27% Middle market 18% Public sector/governments 6%Asia 9% Other 1% (a) Includes the elimination of revenue related to shared activities with Chase Middle Market in the amount of $347 million.

Corporate credit allocation
In 2003, TSS was assigned a corporate credit allocation of pre-tax earnings and the associated capital related to certain credit exposures managed within IB’s credit portfolio on behalf of clients shared with TSS. Prior periods have been revised to reflect this allocation. For 2003, the impact to TSS of this change increased pre-tax operating results by $36 million and average allocated capital by $712 million, and it decreased SVA by $65 million. Pre-tax operating results were $46 million lower than in 2002, reflecting lower loan volumes and higher related expenses, slightly offset by a decrease in credit costs.

Business outlook
TSS revenue in 2004 is expected to benefit from improved global equity markets and from two recent acquisitions: the November 2003 acquisition of the Bank One corporate trust portfolio, and the January 2004 acquisition of Citigroup’s Electronic Funds Services business. TSS also expects higher costs as it integrates these acquisitions and continues strategic investments to support business expansion.

Year ended December 31,	Operating Revenue
(in millions)	2003	2002	Change

Treasury Services	$1,927	$1,818	6%
Investor Services	1,449	1,513	(4)
Institutional Trust Services(a)	928	864	7
Other(a)(b)	(312)	(303)	(3)

Total Treasury & Securities Services	$3,992	$3,892	3%

(a)	Includes a portion of the $41 million gain on sale of a nonstrategic business in 2003: $1 million in Institutional Trust Services and $40 million in Other.
(b)	Includes the elimination of revenues related to shared activities with Chase Middle Market, and a $50 million gain on sale of a non-U.S. securities clearing firm in 2002.

J.P. Morgan Chase & Co. / 2003 Annual Report

Management’s discussion and analysis

J.P. Morgan Chase & Co.

Investment Management & Private Banking

Investment Management & Private Banking provides investment management services to institutional investors, high net worth individuals and retail customers, and it provides personalized advice and solutions to wealthy individuals and families.

Selected financial data

Year ended December 31,
(in millions, except ratios
and employees)	2003	2002	Change

Operating revenue:
Fees and commissions	$2,207	$2,176	1%
Net interest income	467	446	5
All other revenue	204	217	(6)

Total operating revenue	2,878	2,839	1
Operating expense:
Compensation expense	1,193	1,125	6
Noncompensation expense	1,235	1,221	1

Total operating expense	2,428	2,346	3
Credit costs	35	85	(59)

Pre-tax margin	415	408	2
Operating earnings	$268	$261	3

Shareholder value added:
Operating earnings less preferred dividends	$261	$254	3
Less: cost of capital	655	677	(3)

Shareholder value added	$(394)	$(423)	7

Tangible shareholder value added(a)	$108	$84	29
Average allocated capital	5,454	5,643	(3)
Average assets	33,685	35,729	(6)

Return on tangible allocated capital(a)	20%	18%	200	bp
Return on allocated capital	5	5	—
Overhead ratio	84	83	100
Pre-tax margin ratio(b)	14	14	—
Full-time equivalent employees	7,756	7,827	(1)%

(a)
The Firm uses tangible shareholder value added and return on tangible allocated capital as additional measures of the economics of the IMPB business segment. To derive these measures, the impact of goodwill is excluded.

(b)	Measures the percentage of operating earnings before taxes to total operating revenue.

Financial results overview

Investment Management & Private Banking (“IMPB”) operating earnings are influenced by numerous factors, including equity, fixed income and other asset valuations; investor flows and activity levels; investment performance; and expense and risk management. Global economic conditions rebounded in 2003, as corporate earnings improved and the credit environment strengthened. During 2003, global equity markets rose (as exemplified by the S&P 500 index, which rose by 26%, and the MSCI World index, which rose by 31%), and investor activity levels increased across IMPB’s retail and private bank client bases, particularly during the second half of the year. This global equity market recovery, on a year-over-year basis, brought 2003’s average annual market levels broadly back in line with 2002’s average. Investment performance in core institutional products improved with all major asset classes, with U.S. institutional fixed income and equities markets showing above-benchmark results.

IMPB’s operating earnings were 3% higher than in the prior year, reflecting an improved credit portfolio, the benefits of slightly higher revenues and managed expense growth. Quarterly earnings increased sequentially during the year. During the second quarter of 2003, the Firm acquired American Century Retirement Plan Services Inc., a provider of defined contribution recordkeeping services, as part of its strategy to grow its U.S. retail investment management business. The business was renamed JPMorgan Retirement Plan Services (“RPS”). Return on tangible allocated capital was 20%.

Operating revenueOperating earnings(in millions)(in millions, except ratios)$400 $4,000$300$358 $3,000 $3,189$268 $2,878$200$261 $2,000$2,839 $1,000$100$00102 0301 02 03 Return on22% 18% 20% tangible allocated capital

Operating revenue of $2.9 billion was 1% higher than in the prior year. The increase was driven by higher Fees and commissions and Net interest income. The growth in Fees and commissions reflected the acquisition of RPS and increased average equity market valuations in client portfolios, partly offset by institutional net outflows. The growth in Net interest income reflected higher brokerage account balances and spreads. The decline in all other revenue primarily reflected nonrecurring items in 2002.

Operating expense increased by 3%, reflecting the acquisition of RPS, higher compensation expense, and real estate and software write-offs, partly offset by the continued impact of expense management programs.

The 59% decrease in credit costs reflected the improvement in the quality of the credit portfolio and recoveries.

J.P. Morgan Chase & Co. / 2003 Annual Report

IMPB dimensions of 2003 revenue diversification By product By client segment By geographic regionAmericas 63% Banking 18%Retail 28% Asia/Pacific 11%Brokerage 11%Private bank 50%Investment management/ Europe, Middle East, fiduciary 71%Institutional 22% & Africa 26%

Assets under supervision (“AUS”) at December 31, 2003, were $758 billion, an increase of 18% from the prior year-end. Assets under management (“AUM”) increased by 9% to $559 billion, and custody, brokerage, administration and deposit accounts increased by 54% to $199 billion. The increase in AUM was driven by higher average equity market valuations in client portfolios, partly offset by institutional net outflows. Custody, brokerage, administration and deposits grew by $70 billion, driven by the acquisition of RPS ($41 billion), higher average equity market valuations in client portfolios, and net inflows from Private Bank clients. The diversification of AUS across product classes, client segments and geographic regions helped to mitigate the impact of market volatility on revenue. The Firm also has a 44% interest in American Century Companies, Inc., whose AUM totaled $87 billion and $72 billion at December 31, 2003 and 2002, respectively. These amounts are not included in the Firm’s AUM total above.

Business outlook
Looking forward to 2004, IMPB believes it is well positioned for a continued global market recovery. Improved investment performance and the continued execution of the Private Bank and retail investment management strategies are expected to drive operating earnings growth.

Assets under supervision (a)

At December 31, (in billions)	2003	2002	Change

Asset class:
Liquidity	$160	$144	11%
Fixed income	144	149	(3)
Equities and other	255	222	15

Assets under management	559	515	9
Custody/brokerage/administration/deposits	199	129	54

Total assets under supervision	$758	$644	18%

Client segment:
Retail
Assets under management	$101	$80	26%
Custody/brokerage/administration/deposits	71	17	318

Assets under supervision	172	97	77
Private Bank
Assets under management	138	130	6
Custody/brokerage/administration/deposits	128	112	14

Assets under supervision	266	242	10
Institutional
Assets under management	320	305	5

Total assets under supervision	$758	$644	18%

Geographic region:
Americas
Assets under management	$360	$362	(1)%
Custody/brokerage/administration/deposits	170	100	70

Assets under supervision	530	462	15
Europe, Middle East & Africa and Asia/Pacific
Assets under management	199	153	30
Custody/brokerage/administration/deposits	29	29	—

Assets under supervision	228	182	25

Total assets under supervision	$758	$644	18%

(a)	Excludes AUM of American Century Companies, Inc.

J.P. Morgan Chase & Co. / 2003 Annual Report

Management’s discussion and analysis

J.P. Morgan Chase & Co.

JPMorgan Partners

JPMorgan Partners, the global private equity organization of JPMorgan Chase, provides equity and mezzanine capital financing to private companies. It is a diversified investor, investing in buyouts and in growth equity and venture opportunities across a variety of industry sectors, with the objective of creating long-term value for the Firm and third-party investors.

Selected financial data

Year ended December 31,
(in millions, except ratios
and employees)	2003	2002	Change

Operating revenue:
Private equity gains (losses):
Direct investments	$346	$(583)	$929
Private third-party fund investments	(319)	(150)	(169)

Total private equity gains (losses)	27	(733)	760
Net interest income (loss)	(264)	(302)	38
Fees and other revenue	47	59	(12)

Total operating revenue	(190)	(976)	786
Operating expense:
Compensation expense	135	128	7
Noncompensation expense	140	171	(31)

Total operating expense	275	299	(24)
Operating margin	(465)	(1,275)	810
Operating losses	$(293)	$(808)	515

Shareholder value added:
Operating earnings less preferred dividends	$(300)	$(815)	515
Less: cost of capital	869	944	(75)

Shareholder value added	$(1,169)	$(1,759)	590

Average allocated capital	$5,789	$6,293	(8)%
Average assets	8,818	9,677	(9)
Full-time equivalent employees	316	357	(11)

Financial results overview

JPMorgan Partners (“JPMP”) recognized negative operating revenue of $190 million and operating losses of $293 million in 2003. Opportunities to realize value through sales, recapitalizations and initial public offerings (“IPOs”) of investments, although limited, improved during the year as the M&A and IPO markets started to recover.

Private equity gains totaled $27 million in 2003, compared with a loss of $733 million in 2002. JPMP recognized gains of $346 million on direct investments and losses of $319 million on sales and writedowns of private third-party fund investments.

Realized cash gains on direct investments of $535 million increased 18% from the previous year. Realized cash gains were recognized across all industries but were primarily realized from the Industrial and Consumer retail and services sectors. In addition, JPMP recorded unrealized gains of $215 million from the mark-to-market (“MTM”) value of its public portfolio, primarily in the Healthcare infrastructure, Technology and Telecommunications sectors.

JPMP’s unrealized and realized gains were partially offset by net write-offs (realized losses) and write-downs (unrealized losses) on the direct portfolio of $404 million. These write-downs and write-offs included $239 million from the Technology and Telecommunications sectors.

Private equity gains (losses)

Year ended December 31,
(in millions)	2003	2002	Change

Direct investments:
Realized cash gains	$535	$452	$83
Write-ups/(write-downs/ write-offs)	(404)	(825)	421
MTM gains (losses)(a)	215	(210)	425

Total direct investments	346	(583)	929
Private third-party fund investments	(319)	(150)	(169)

Total private equity gains (losses)	$27	$(733)	760

(a)	Includes mark-to-market gains (losses) and reversals of mark-to-market gains (losses) due to public securities sales.

Investment pace, portfolio diversification and capital under management

In 2003, increased emphasis was placed on leveraged buyouts and growth equity opportunities. JPMP’s direct investments for the Firm’s account in 2003 were $773 million, a 19% decline from the prior year. Approximately 67% of direct investments were in the Industrial, Consumer retail and services, Life sciences and Healthcare infrastructure sectors.

JPMP reduced the size of the portfolio by 12%, largely the result of sales of third-party fund investments, which declined by $744 million.

At December 31, 2003, the carrying value of JPMP’s public securities portfolio was $643 million, a 24% increase from 2002. The increase resulted from higher market valuations and from IPOs of certain portfolio investments, partially offset by ongoing sales activity.

Business outlook
The Firm continues to regard JPMP as a strategic business that will create value over the long term. JPMP is seeking to sell selected investments that are not central to its portfolio strategy, with the goal that, over time, JPMP’s private equity portfolio will represent a lower percentage of the Firm’s common stockholders’ equity.

JPMP’s private equity portfolio and financial performance are sensitive to the level of M&A, IPO and debt financing activity. Improved markets in 2004 could provide increased exit opportunities and improved financial performance.

J.P. Morgan Chase & Co. / 2003 Annual Report

JPMP investment portfolio

	2003		2002
December 31, (in millions)	Carrying value	Cost	Carrying value	Cost

Direct investments:
Public securities (51 companies)(a)(b)	$643	$451	$520	$663
Private direct securities (822 companies)(b)	5,508	6,960	5,865	7,316
Private third-party fund investments (252 funds)(b)(c)	1,099	1,736	1,843	2,333

Total investment portfolio	$7,250	$9,147	$8,228	$10,312

% of portfolio to the Firm’s common equity(d)	15%		20%

(a)	The quoted public values were $994 million and $761 million at December 31, 2003 and 2002, respectively.
(b)	Represents the number of companies and funds at December 31, 2003.
(c)	Unfunded commitments to private equity funds were $1.3 billion and $2.0 billion at December 31, 2003 and 2002, respectively.
(d)
For purposes of calculating this ratio, the carrying value excludes the post–December 31, 2002 impact of public MTM valuation adjustments, and the Firm’s common equity excludes SFAS 115 equity balances.

JPMP's diversified investment portfolio (% of carrying value)

North America 75%
Europe, Middle East & Africa 17%
Latin America 5%
Asia/Pacific 3%

Direct investment portfolio by investment stage at December 31, 2003

Buyout 41%
Growth equity 37%
Venture 22%

Total investment portfolio by industry at December 31,

2003

Real estate 3%
Media 4%
Life sciences 4%
Healthcare infrastructure 6%
Financial services 11%
Technology 9%
Telecommunications 5%
Industrial 28%
Consumer retail & services 15%
Funds 15%

Industrial includes:
Packaging 6%
General manufacturing 6%
Industrial services 5%
Automotive 3%
Other 8%

2002

Real estate 5%
Media 3%
Life sciences 2%
Healthcare infrastructure 6%
Financial services 8%
Technology 10%
Telecommunications 5%
Industrial 27%
Consumer retail & services 12%
Funds 22%

JPMP’s diversified investment portfolio (% of carrying value) Direct investment portfolio byDirect investment portfolio by geographic region at December 31, 2003investment stage at December 31, 2003North America 75%Buyout 41% Europe, Middle East & Africa 17%Growth equity 37%Latin America 5%Asia/Pacific 3%Venture 22%Total investment portfolio by industry at December 31,20032002Real estate 3%Real estate 5%Media 4%Industrial 28%Media 3%Industrial 27% Life sciences 4% Life sciences 2% Healthcare infrastructure 6%Healthcare infrastructure 6% Consumer retailFinancial services 8%Consumer retail Financial services 11% & services 15%& services 12% Technology 10% Technology 9% Funds 15%Funds 22% Telecommunications 5% Telecommunications 5%Industrial includes:Industrial includes:Packaging 6% Packaging 6% General manufacturing 6%General manufacturing 6% Industrial services 5% Industrial services 4% Automotive 3% Distribution 3% Other 8%Other 8%

J.P. Morgan Chase & Co. / 2003 Annual Report

Management’s discussion and analysis

J.P. Morgan Chase & Co.

Chase Financial Services

Chase Financial Services is a major provider of banking, investment and financing products and services to consumers and small and middle market businesses throughout the United States. The majority of its revenues and earnings are produced by its national consumer credit businesses, Chase Home Finance, Chase Cardmember Services and Chase Auto Finance. It also serves as a full-service bank for consumers and small- and medium-sized businesses through Chase Regional Banking and Chase Middle Market.

Selected financial data

Year ended December 31,
(in millions, except ratios
and employees)	2003	2002	Change

Operating revenue:
Net interest income	$9,620	$8,225	17%
Fees and commissions	3,561	3,489	2
Securities gains	382	493	(23)
Mortgage fees and related income	892	988	(10)
All other revenue	177	231	(23)

Total operating revenue	14,632	13,426	9
Operating expense:
Compensation expense	2,870	2,536	13
Noncompensation expense	4,299	3,943	9
Severance and related costs	95	99	(4)

Total operating expense	7,264	6,578	10
Operating margin	7,368	6,848	8
Credit costs	3,431	3,159	9
Operating earnings	$2,495	$2,320	8

Shareholder value added:
Operating earnings less preferred dividends	$2,484	$2,310	8
Less: cost of capital	1,050	1,034	2

Shareholder value added	$1,434	$1,276	12

Average allocated capital	$8,750	$8,612	2
Average managed loans(a)	185,761	155,926	19
Average managed assets(a)	215,216	179,635	20
Average deposits	109,802	97,464	13
Return on allocated capital	28%	27%	100	bp
Overhead ratio	50	49	100
Full-time equivalent employees	46,155	43,543	6%

(a)	Includes credit card receivables that have been securitized.

Financial results overview

Chase Financial Services (“CFS”) operating earnings are affected by numerous factors, including U.S. economic conditions, the volatility and level of interest rates, and competition in its various product lines. In response to the continuing low–interest rate environment and competition in the marketplace, in 2003, CFS focused its efforts on growing or maintaining market share in its various businesses, enhancing its online banking capabilities, disciplined expense management and maintaining the credit quality of its loan portfolios. As a result of these efforts, 2003 CFS operating earnings were a record $2.5 billion, an increase of 8% from 2002. Return on allocated capital was 28%, up from 27% in 2002. Shareholder value added increased by 12%.

Operating revenue was $14.6 billion in 2003, an increase of 9% over 2002. Net interest income increased 17% to $9.6 billion, reflecting the positive impact of the lower interest rate environment on consumer loan originations, particularly in Chase Home Finance (“CHF”), and lower funding costs. The increase was partly offset by reduced spreads on deposits. CHF revenue increased by 38% over the prior year, driven by strong operating revenue (which excludes MSR hedging revenue) and, to a lesser extent, higher MSR hedging revenue. Chase Cardmember Services (“CCS”) revenue increased by 4%, the result of lower funding costs, growth in average receivables and higher interchange fees earned on customer purchases. Chase Auto Finance (“CAF”) revenue grew 23%, driven by record originations of almost $28 billion and lower funding costs. Chase Regional Banking (“CRB”) and Chase Middle Market (“CMM”) revenues decreased 9% and 1%, respectively, as a result of lower deposit spreads from lower interest rates, partly offset by the effect of significantly higher deposit volumes compared with 2002.

Operating expense rose 10% to $7.3 billion. The increase in expense reflects higher business volume and higher compensation costs. Partially offsetting higher expenses were savings achieved through Six Sigma and other productivity efforts. The overhead ratio increased slightly compared with a year ago.

Credit costs on a managed basis (which includes securitized credit cards) of $3.4 billion increased by 9% compared with the prior year. While credit quality remained stable in 2003, net charge-offs increased by 2%. The increase in 2003 net charge-offs was driven by a 19% increase in average managed loans. For a further discussion of the consumer credit portfolio, see Credit Risk on pages 61–62 of this Annual Report.

Chase Online enrollees reached 5.2 million, an increase of more than 50% from year-end 2002. Total online payment transactions increased by 42% to more than 27 million.

Operating revenueOperating earnings(in millions)(in millions, except ratios)$2500 $15,000 $2000$2,495 $12,000$13,426$14,632$2,320 $9,000$10,828$1500 $6,000$1000$1,414 $3,000$500$0$00102 0301 02 03 Return on 18% 27% 28% allocated capital

J.P. Morgan Chase & Co. / 2003 Annual Report

CFS’s online offerings ended the year ranked No. 3 in credit card and No. 6 in banking by Gómez Scorecards™, a service which measures the quality of online financial services offerings. CCS accounts sourced from the Internet channel reached 16% of new account originations and represented 5% of the active account base in 2003. In CRB, several enhancements to consumer online offerings – including check imaging, statement imaging and banking alerts – resulted in significant activation of online capabilities by customers. CHF continued its emphasis on providing online capabilities to its business-to-business partners and increased its direct-to-consumer web usage by more than

100%. In CAF, online application processing reached 95% dealer penetration, while consumer adoption of Chase’s online automobile offerings continued to grow.

Business outlook
In 2004, CFS anticipates operating revenue and earnings will be lower, primarily due to a decrease in production revenue in CHF, as refinancing activity declines from the record levels set in 2003. While CFS expects the other retail businesses to report modest revenue growth and improved efficiencies, this growth may not offset the lower mortgage earnings.

Chase Financial Services’ business results

Year ended December 31,	Home	Cardmember	Auto	Regional	Middle	Other
(in millions)	Finance	Services	Finance	Banking	Market	consumer services(a)	Total

2003
Operating revenue	$4,030	$6,162	$842	$2,576	$1,430	$(408)	$14,632
Operating expense	1,711	2,202	292	2,383	871	(195)	7,264
Credit costs	240	2,904	205	77	7	(2)	3,431
Operating earnings	1,341	679	205	70	324	(124)	2,495

2002
Operating revenue	$2,928	$5,939	$683	$2,828	$1,451	$(403)	$13,426
Operating expense	1,341	2,156	248	2,229	841	(237)	6,578
Credit costs	191	2,753	174	(11)	72	(20)	3,159
Operating earnings	908	662	166	354	315	(85)	2,320

Change
Operating revenue	38%	4%	23%	(9)%	(1)%	(1)%	9%
Operating expense	28	2	18	7	4	18	10
Credit costs	26	5	18	NM	(90)	90	9
Operating earnings	48	3	23	(80)	3	(46)	8

(a)	Includes the elimination of revenues and expenses related to the shared activities with Treasury Services, discontinued portfolios, support services and unallocated credit costs.

Chase Home Finance

The following table sets forth key revenue components of CHF’s business.

Year ended December 31, (in millions)
Operating revenue	2003	2002	Change

Home Finance:
Operating revenue	$3,800	$2,751	38%
MSR hedging revenue:
MSR valuation adjustments	(785)	(4,504)	83
Hedging gains (losses)	1,015	4,681	(78)

Total revenue(a)	$4,030	$2,928	38%

(a)	Includes Mortgage fees and related income, Net interest income and Securities gains.

CHF is the fourth largest mortgage originator and servicer in the United States, with more than four million customers. CHF conducts business in all 50 states and has approximately 17,000 employees in more than 300 locations nationwide. CHF offers an extensive array of residential mortgage products delivered across a variety of distribution channels and customer touch points. CHF comprises three key businesses: Production, Servicing and

Portfolio Lending. The Production business originates and sells mortgages. The Servicing business manages accounts for CHF’s four million customers. The Portfolio Lending business holds for investment adjustable-rate first mortgage loans, home equity and manufactured housing loans originated and purchased through the Production channels. These three segments provide CHF with balance to enable it to benefit across varying business cycles. The Production segment is most profitable when mortgage rates are declining and origination volume is high. Alternatively, the Servicing business collects more fees when rates are rising and mortgage prepayments are low. Portfolio Lending provides increasing NII, with growth in home equity and adjustable-rate first mortgage lending. The counter-cyclical (Production/Servicing) and complementary (Portfolio Lending) nature of these businesses, in combination with financial risk management, enabled CHF to produce record earnings.

The residential mortgage market had a record year in 2003, with an estimated $3.8 trillion in industry-wide origination volume. The strong market was driven by historically low interest rates, higher consumer confidence, improved housing affordability and exceptionally strong new and existing home sales. CHF capitalized on this environment, achieving record levels of

J.P. Morgan Chase & Co. / 2003 Annual Report

Management’s discussion and analysis

J.P. Morgan Chase & Co.

loan originations and applications. CHF’s production market share grew from 5.8% in 2002 to 7.6% in 2003, primarily due to successful expansion in first mortgage and home equity lending through growth in strategic, higher-margin distribution channels such as retail, wholesale, telephone-based and e-commerce. Origination volume totaled a record $284 billion, an increase of 82% from 2002. Home Equity volume, a strategic growth area, increased by 71% from the prior year. In addition, despite record levels of loan prepayments in 2003, loans serviced increased by 10% from year-end 2002 to $470 billion at December 31, 2003.

CHF manages and measures its results from two key perspectives: its operating businesses (Production/Servicing and Portfolio Lending) and revenue generated through managing the interest rate risk associated with MSRs. The table below reconciles management’s perspective on CHF’s business results to the reported GAAP line items shown on the Consolidated statement of income and in the related Notes to consolidated financial statements. While the operating and hedging activities are interrelated, the MSR hedging function is a risk management activity subject to significant volatility as market interest rates and yield curves fluctuate. As a result, operating business results are reported separately from hedging results to gain a better perspective on each activity.

	Operating basis revenue
	Operating		MSR hedging		Reported
Year ended December 31,
(in millions)	2003	2002	2003	2002	2003	2002

Net interest income	$2,204	$1,208	$575	$234	$2,779	$1,442
Securities gains	—	—	359	498	359	498
Mortgage fees and related income	1,596	1,543	(704)	(555)	892	988

Total	$3,800	$2,751	$230	$177	$4,030	$2,928

CHF achieved record financial performance in 2003, as total revenue of $4.0 billion increased by 38% from 2002. Record operating earnings of $1.3 billion increased by 48% from 2002.

CHF’s operating revenue (excluding MSR hedging revenue) of $3.8 billion increased by 38% over 2002. The strong performance was due to record production revenue resulting from market-share growth, record margins and higher home equity revenue. Management expects a decrease in revenue in 2004, as production margins are expected to decline due to lower origination volumes and increased price competition.

In its hedging activities, CHF uses a combination of derivatives and AFS securities to manage changes in the market value of MSRs. The intent is to offset any changes in the market value of MSRs with changes in the market value of the related risk management instrument. During 2003, negative MSR valuation adjustments of $785 million were more than offset by $1.0 billion of aggregate derivative gains, realized gains on sales of AFS securities and net interest earned on AFS securities. Unrealized gains/(losses) on AFS Securities were $(144) million at December 31, 2003, and $377 million at December 31, 2002. For a further discussion of MSRs, see Critical Accounting Estimates on page 77 and Note 16 on pages 107–109 of this Annual Report.

Operating expense of $1.7 billion increased by 28% from 2002 as a result of growth in origination volume as well as a higher level of mortgage servicing. Substantial portions of CHF’s expenses are variable in nature and, accordingly, fluctuate with the overall level of origination and servicing activity. In addition to increases brought on by higher business volumes, expenses increased due to higher performance-related incentives, as well as strategic investments made to further expand into higher-margin business sectors, along with production-related restructuring efforts initiated in the fourth quarter of 2003. These increases were partially offset by continued gains in productivity and benefits realized from Six Sigma initiatives during 2003.

Credit costs of $240 million for 2003 increased by 26% from 2002 due to a higher provision for credit losses, primarily the result of higher loan balances. Credit quality continued to be strong relative to 2002, as evidenced by a lower net charge-off ratio and 30+ day delinquency rate.

Business-related metrics

As of or for the year ended December 31,
(in billions, except ratios)	2003	2002	Change

Origination volume by channel
Retail, wholesale, and correspondent	$201	$113	78%
Correspondent negotiated transactions	83	43	93

Total	$284	$156	82%

Origination volume by product
First mortgage	$260	$142	83%
Home equity	24	14	71

Total	$284	$156	82%

Loans serviced	$470	$426	10%
End-of-period outstandings	73.7	63.6	16
Total average loans owned	74.1	56.2	32
MSR carrying value	4.8	3.2	50
Number of customers (in millions)	4.1	4.0	2
30+ day delinquency rate	1.81%	3.07%	(126	)bp
Net charge-off ratio	0.18	0.25	(7)
Overhead ratio	42	46	(400)

J.P. Morgan Chase & Co. / 2003 Annual Report

Chase Cardmember Services

CCS is the fourth largest U.S. credit card issuer, with $52.3 billion in managed receivables and $89.7 billion in total volume (customer purchases, cash advances and balance transfers). In addition, CCS is the largest U.S. merchant acquirer (an entity that contracts with merchants to facilitate the acceptance of transaction cards), with annual sales volume in excess of $260 billion, through a joint venture with First Data Merchant Services.

CCS’s operating results exclude the impact of credit card securitizations. CCS periodically securitizes a portion of its credit card portfolio by transferring a pool of credit card receivables to a trust, which sells securities to investors. CCS receives fee revenue for continuing to service those receivables and additional revenue from any interest and fees on the receivables in excess of the interest paid to investors, net of credit losses and servicing fees. CCS reports credit costs on a managed or operating basis. Credit costs on an operating basis are composed of the Provision for credit losses in the Consolidated statement of income (which includes a provision for credit card receivables in the Consolidated balance sheet) as well as the credit costs associated with securitized credit card loans. As the holder of the residual interest in the securitization trust, CCS bears its share of the credit costs for securitized loans. In JPMorgan Chase’s Consolidated financial statements, credit costs associated with securitized credit card loans reduce the noninterest income remitted to the Firm from the securitization trust. This income is reported in Credit card fees, in Fees and commissions, over the life of the securitization.

Securitization does not change CCS’s reported versus operating net income; however, it does affect the classification of items on the Consolidated statement of income. The abbreviated financial information presented below is prepared on a managed basis and includes the effect of securitizations.

	2003			2002
Year ended December 31,		Effect of			Effect of
(in millions)	Reported	securitizations	Operating	Reported	securitizations	Operating

Revenue	$4,292	$1,870	$6,162	$4,500	$1,439	$5,939
Expense	2,202	—	2,202	2,156	—	2,156
Credit costs	1,034	1,870	2,904	1,314	1,439	2,753
Operating earnings	679	—	679	662	—	662

Average loans	18,514	32,365	50,879	22,565	26,519	49,084
Average assets	19,176	32,365	51,541	23,316	26,519	49,835

Operating earnings increased by 3% over 2002 to $679 million, driven by higher revenue, partially offset by higher credit costs and expenses. The operating environment reflected continued competitive pricing, a record level of bankruptcy filings and low receivables growth. This was partly the result of mortgage refinancing activity, which permitted consumers to use cash received in their mortgage refinancings to pay down credit card debt. CCS was able to grow earnings and originate a record number of new accounts by offering rewards-based products, improving operating efficiency, delivering high-level customer service and improving retention and card usage. Management believes that the shift towards rewards-based products positions CCS to capture consumer wallet share in a highly competitive, commoditized marketplace. In 2003, CCS launched several new rewards products, including the ChasePerfect card, the Marathon co-branded card and the GM Small Business card.

Operating revenue increased by 4% to $6.2 billion. Net interest income increased by 2%, reflecting lower funding costs, partly offset by a lower yield. The 4% growth in average receivables was in line with industry trends. Noninterest revenue increased by 6%, primarily reflecting higher interchange revenue, partially offset by higher rebate costs. The increase in interchange revenue reflects higher purchase volume due to new account growth and the movement towards higher spending using rewards-based products. During 2003, CCS originated 4.2 million new accounts via multiple distribution channels. CCS continues to make progress in cross-selling accounts to other CFS customers (13% of new account originations). These multiple-relationship accounts generate more revenue and comprise 11% of the active account base.

Operating expense of $2.2 billion increased by 2%, reflecting disciplined expense management and Six Sigma and productivity efforts. Growth in expenses was primarily due to volume-related costs.

Credit costs were $2.9 billion, an increase of 5% from 2002. The increase in credit costs primarily reflected 4% higher net charge-offs due to an increase in average outstandings. Conservative risk management and rigorous collection practices contributed to CCS’s stable credit quality.

Business-related metrics

As of or for the year ended December 31,
(in billions, except ratios)	2003	2002	Change

End-of-period outstandings	$52.3	$51.1	2%
Average outstandings	50.9	49.1	4
Total volume (a)	89.7	84.0	7
New accounts (in millions)	4.2	3.7	14
Active accounts (in millions)	16.5	16.5	—
Total accounts (in millions)	30.8	29.2	5
30+ day delinquency rate	4.68%	4.67%	1	bp
Net charge-off ratio	5.89	5.89	—
Overhead ratio	36	36	—

(a)	Sum of total customer purchases, cash advances and balance transfers.

J.P. Morgan Chase & Co. / 2003 Annual Report

Management’s discussion and analysis

J.P. Morgan Chase & Co.

Chase Auto Finance

CAF is the largest U.S. bank originator of automobile loans and leases, with more than 2.9 million accounts. In 2003, CAF had a record number of automobile loan and lease originations, growing by 10% over 2002 to $27.8 billion. Loan and lease receivables of $43.2 billion at December 31, 2003, were 16% higher than at the prior year-end. Despite a challenging operating environment reflecting slightly declining new car sales in 2003 and increased competition, CAF’s market share among automobile finance companies improved to 6.1% in 2003 from 5.7% in 2002. The increase in market share was the result of strong organic growth and an origination strategy that allies the business with manufacturers and dealers. CAF’s relationships with several major car manufacturers contributed to 2003 growth, as did CAF’s dealer relationships, which increased from approximately 12,700 dealers in 2002 to approximately 13,700 dealers in 2003.

In 2003, operating earnings were $205 million, 23% higher compared with 2002. The increase in earnings was driven by continued revenue growth and improved operating efficiency. In 2003, CAF’s operating revenue grew by 23% to $842 million. Net interest income grew by 33% compared with 2002. The increase was driven by strong operating performance due to higher average loans and leases outstanding, reflecting continued strong origination volume and lower funding costs.

Operating expense of $292 million increased by 18% compared with 2002. The increase in expenses was driven by higher average loans outstanding, higher origination volume and higher performance-based incentives. CAF’s overhead ratio improved from 36% in 2002 to 35% in 2003, as a result of strong revenue growth, continued productivity gains and disciplined expense management.

Credit costs increased 18% to $205 million, primarily reflecting a 32% increase in average loan and lease receivables. Credit quality continued to be strong relative to 2002, as evidenced by a lower net charge-off ratio and 30+ day delinquency rate.

CAF also comprises Chase Education Finance, a top provider of government-guaranteed and private loans for higher education. Loans are provided through a joint venture with Sallie Mae, a government-sponsored enterprise and the leader in funding and servicing education loans. Chase Education Finance’s origination volume totaled $2.7 billion, an increase of 4% from last year.

Business-related metrics

As of or for the year ended December 31,
(in billions, except ratios)	2003	2002	Change

Loan and lease receivables	$43.2	$37.4	16%
Average loan and lease receivables	41.7	31.7	32
Automobile origination volume	27.8	25.3	10
Automobile market share	6.1%	5.7%	40	bp
30+ day delinquency rate	1.46	1.54	(8)
Net charge-off ratio	0.41	0.51	(10)
Overhead ratio	35	36	(100)

Chase Regional Banking

CRB is the No. 1 bank in the New York tri-state area and a top five bank in Texas (both ranked by retail deposits), providing payment, liquidity, investment, insurance and credit products and services to three primary customer segments: small business, affluent and retail. Within these segments, CRB serves 326,000 small businesses, 433,000 affluent consumers and 2.6 million mass-market consumers.

CRB’s continued focus on expanding customer relationships resulted in a 14% increase in core deposits (for this purpose, core deposits are total deposits less time deposits) from December 31, 2002, and a 77% increase in the cross-sell of Chase credit products over 2002. In 2003, mortgage and home equity originations through CRB’s distribution channels were $3.4 billion and $4.7 billion, respectively. Branch-originated credit cards totaled 77,000, contributing to 23% of CRB customers holding Chase credit cards. CRB is compensated by CFS’s credit businesses for the home finance and credit card loans it originates and does not retain these balances.

While CRB continues to position itself for growth, decreased deposit spreads related to the low-rate environment and increased credit costs resulted in an 80% decline in CRB operating earnings from 2002. This decrease was partly offset by an 8% increase in total average deposits.

Operating revenue of $2.6 billion decreased by 9% compared with 2002. Net interest income declined by 11% to $1.7 billion, primarily attributable to the lower interest rate environment. Noninterest revenue decreased 6% to $927 million due to lower deposit service fees, decreased debit card fees and one-time gains in 2002. CRB’s revenue does not include funding profits earned on its deposit base; these amounts are included in the results of Global Treasury.

Operating expense of $2.4 billion increased by 7% from 2002. The increase was primarily due to investments in technology within the branch network; also contributing were higher compensation expenses related to increased staff levels and higher severance costs as a result of continued restructuring. This increase in operating

J.P. Morgan Chase & Co. / 2003 Annual Report

expense was partly offset by Six Sigma and other productivity efforts. CRB’s overhead ratio increased to 93% in 2003 from 79% in 2002, reflecting both the decline in revenues and an increase of expenses.

Credit costs of $77 million increased by $88 million compared with 2002 primarily driven by the release of the Allowance for loan losses in 2002.

Business-related metrics

As of or for the year ended December 31,	2003	2002	Change

Total average deposits (in billions)	$75.1	$69.8	8%
Total client assets (a)(in billions)	108.7	103.6	5
Number of branches	529	528	—
Number of ATMs	1,730	1,876	(8)
Overhead ratio	93%	79%	1,400	bp

(a)	Deposits, money market funds and/or investment assets (including annuities).

Chase Middle Market

CMM is a premier provider of commercial banking and corporate financial services to companies with annual sales of $10 million to $1 billion, as well as to not-for-profit, real estate and public-sector entities. CMM maintains a leadership position in the New York tri-state market and select Texas markets; it also leverages its expertise in distinct industry segments, such as Technology, Corporate mortgage finance, Entertainment and certain regional markets, such as Chicago, Los Angeles, Boston and Denver.

The CMM relationship management model brings customized solutions to more than 12,000 middle market companies, utilizing the products and services of the entire Firm. Products and services include cash management, lines of credit, term loans, structured finance, syndicated lending, M&A advisory, risk management, international banking services, lease financing and asset-based lending. CMM is organized by geography, industry and product to deliver greater value to customers. CMM’s 2003 and 2002 results included 100% of the revenues and expenses attributed to the shared activities with Treasury Services. See Segment results on page 27 of this Annual Report for a discussion of the Firm’s revenue and expense-sharing agreements among business segments.

CMM’s operating earnings of $324 million increased by 3% compared with 2002. Operating revenue of $1.4 billion decreased by 1% compared with the prior year. NII was down 5% due to lower spreads, partly offset by 17% higher deposits and 3% higher loans compared with 2002. Noninterest revenue increased by 6%, primarily reflecting higher deposit service and corporate finance fees. Deposit service fees increased, as the lower interest rate environment resulted in reduced values of customers’ compensating balances; consequently, customers paid incremental fees for deposit services.

Operating expense was $871 million, an increase of 4% compared with 2002. The increase in expenses was due to higher severance costs and higher performance-based incentives, partly offset by savings from Six Sigma and other productivity initiatives.

Credit costs of $7 million were down 90% from the prior year. This decrease was due to a lower required allowance and 36% lower net charge-offs, reflecting strong credit quality.

The focus for 2004 will be on generating revenue growth through effective cross-selling, the delivery of superior client service and the management of credit quality and expenses.

Business-related metrics

As of or for the year ended December 31,
(in billions, except ratios)	2003	2002	Change

Total average loans	$14.1	$13.7	3%
Total average deposits	28.2	24.1	17
Nonperforming average loans as a % of total average loans	1.19%	1.89%	(70)	bp
Net charge-off ratio	0.49	0.78	(29)
Overhead ratio	61	58	300

J.P. Morgan Chase & Co. / 2003 Annual Report

Management’s discussion and analysis

J.P. Morgan Chase & Co.

Support Units and Corporate

Selected financial data
Year ended December 31,
(in millions, except employees)	2003	2002	Change

Operating revenue	$(626)	$(626)	$—
Operating expense	34	(73)	107
Credit costs	124	132	(8)

Pre-tax loss	(784)	(685)	(99)
Income tax benefit	828	372	456

Operating earnings (losses)	$44	$(313)	357

Average allocated capital	$1,150	$(1,783)	2,933
Average assets	20,737	21,591	(854)
Shareholder value added	78	88	(10)
Full-time equivalent employees	9,838	13,023	(3,185)

The Support Units and Corporate sector includes technology, legal, audit, finance, human resources, risk management, real estate management, procurement, executive management and marketing groups within Corporate. The technology and procurement services organizations seek to provide services to the Firm’s businesses that are competitive with comparable third-party providers in terms of price and service quality. These units use the Firm’s global scale and technology to gain efficiencies through consolidation, standardization, vendor management and outsourcing.

Support Units and Corporate reflects the application of the Firm’s management accounting policies at the corporate level. These policies allocate the costs associated with technology, operational and staff support services to the business segments, with the intent to recover all expenditures associated with these services. Other items are retained within Support Units and Corporate based on policy decisions, such as the over/under allocation of economic capital, the residual component of credit costs and taxes. Business segment revenues are reported on a tax-equivalent basis, with the offset reflected in Support Units and Corporate.

During 2003, the Firm reviewed its management accounting policies, which resulted in the realignment of certain revenues and expenses from the Corporate segment to other business segments. The policy refinements ranged from updating expense-allocation methodologies to revising transfer pricing policies to more clearly reflect the actual interest income and expense of the Firm. The impact of these changes was allocated among the business segments; prior periods have been revised to reflect the current methodologies.

For 2003, Support Units and Corporate had operating earnings of $44 million, compared with an operating loss of $313 million in 2002, driven primarily by income tax benefits not allocated to the business segments.

In allocating the allowance (and provision) for credit losses, each business is responsible for its credit costs. Although the Support Units and Corporate sector has no traditional credit assets, the residual component of the allowance, which is available for losses in any business segment, is maintained at the corporate level. For a further discussion of the residual component, see Allowance for credit losses on pages 64-65 of this Annual Report.

Average allocated capital was $2.9 billion higher than 2002, reflecting a reduction in risks and economic capital allocated to the business segments.

In December 2002, JPMorgan Chase entered into a seven-year agreement with IBM to outsource portions of the Firm’s internal technology infrastructure services. Commencing April 1, 2003, 2,800 employees were transferred to IBM in connection with this agreement. The agreement is expected to transform the Firm’s technology infrastructure through increased cost variability, access to the best research and innovation, and improved service levels. By moving from a traditional fixed-cost approach to one with increased capacity and cost variability, the Firm expects to be able to respond more quickly to changing market conditions.

J.P. Morgan Chase & Co. / 2003 Annual Report

Risk and Capital management

Risk management at JPMorgan Chase is guided by several principles, including:

•	defined risk governance

•	independent oversight

•	continual evaluation of risk appetite, managed through risk limits

•	portfolio diversification

•	risk assessment and measurement, including value-at-risk analysis and portfolio stress testing

•	performance measurement (SVA) that allocates risk-adjusted capital to business units and charges a cost against that capital.

Risk management and oversight begins with the Risk Policy Committee of the Board of Directors, which reviews the governance of these activities, delegating the formulation of policy and day-to-day risk oversight and management to the Office of the Chairman and to two corporate risk committees: the Capital Committee and Risk Management Committee.

The Capital Committee, chaired by the Chief Financial Officer, focuses on Firm-wide capital planning, internal capital allocation and liquidity management. The Risk Management Committee,

chaired by the Chief Risk Officer, focuses on credit risk, market risk, operational risk, business risk, private equity risk and fiduciary risk. Both risk committees have decision-making authority, with major policy decisions and risk exposures subject to review by the Office of the Chairman.

In addition to the Risk Policy Committee, the Audit Committee of the Board of Directors is responsible for oversight of guidelines and policies to govern the process by which risk assessment and management is undertaken. In addition, the Audit Committee reviews with management the system of internal controls and financial reporting that is relied upon to provide reasonable assurance of compliance with the Firm’s operational risk management processes.

The Firm’s use of SVA, which incorporates a risk-adjusted capital methodology as its primary performance measure, has strengthened its risk management discipline by charging the businesses the cost of capital linked to the risks associated with their respective activities.

For a discussion of capital allocation methodologies, see the respective risk management sections on pages 46–74 of this Annual Report.

J.P. Morgan Chase & Co. / 2003 Annual Report

Management’s discussion and analysis

J.P. Morgan Chase & Co.

Capital and Liquidity management

Capital management

JPMorgan Chase’s capital management framework helps to optimize the use of capital by:

•	Determining the amount of capital commensurate with:

-	internal assessments of risk as estimated by the Firm’s economic capital allocation model

-	the Firm’s goal to limit losses, even under stress conditions

-	targeted regulatory ratios and credit ratings

-	the Firm’s liquidity management strategy.

•	Directing capital investment to activities with the most favorable risk-adjusted returns.

Available versus required capital

	Yearly Averages
(in billions)	2003	2002

Common stockholders’ equity	$43.0	$41.4
Economic risk capital:
Credit risk	13.1	14.0
Market risk	4.5	4.7
Operational risk	3.5	3.5
Business risk	1.7	1.8
Private equity risk	5.4	5.8

Economic risk capital	28.2	29.8

Goodwill / Intangibles	8.9	8.8
Asset capital tax	4.1	3.9

Capital against nonrisk factors	13.0	12.7

Total capital allocated to business activities	41.2	42.5
Diversification effect	(5.1)	(5.3)

Total required internal capital	36.1	37.2

Firm capital in excess of required capital	$6.9	$4.2

Economic risk capital: JPMorgan Chase assesses capital adequacy utilizing internal risk assessment methodologies. The Firm assigns economic capital based primarily on five risk factors: credit risk, market risk, operational risk and business risk for each business, and private equity risk, principally for JPMP. The methodologies quantify these risks and assign capital accordingly. These methodologies are discussed in the risk management sections of this Annual Report.

A review of the Firm’s risk and capital measurement methodologies was completed in 2003, resulting in the reallocation of capital among the risk categories and certain business segments. The new capital measurement methodologies did not result in a significant change in the total capital allocated to the business segments as a whole. Prior periods have been adjusted to reflect the revised capital measurement methodologies. For a further discussion of these new methodologies, see Capital allocation for credit risk, operational risk and business risk, and private equity risk on pages 52, 73 and 74, respectively, of this Annual Report. Internal capital allocation methodologies may change in the future to reflect refinements of economic capital methodologies.

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

The Firm’s capital in excess of that which is internally required as of December 31, 2003, increased by $2.7 billion over December 31, 2002. The change was primarily due to an increase in average common stockholders’ equity of $1.6 billion and to a $1.3 billion reduction in average capital allocated to business activities, principally in relation to credit risk and private equity risk. Credit risk capital decreased by $0.9 billion from the prior year, primarily due to a reduction in commercial exposures, improvement in the credit quality of the commercial portfolio and an increase in hedging of commercial exposures using single-name credit derivatives. Private equity risk decreased primarily as a result of the reduction in JPMP’s private equity portfolio.

Regulatory capital: JPMorgan Chase’s primary federal banking regulator, the Federal Reserve Board, establishes capital requirements, including well-capitalized standards and leverage ratios, for the consolidated financial holding company and its state-chartered banks, including JPMorgan Chase Bank. The Office of the Comptroller of the Currency establishes similar capital requirements and standards for the Firm’s national bank subsidiaries, including Chase Manhattan Bank USA, N.A. As of December 31, 2003, the financial holding company and its banking subsidiaries maintained capital levels well in excess of the minimum capital requirements.

At December 31, 2003, the Tier 1 and Total capital ratios were 8.5% and 11.8%, respectively, and the Tier 1 leverage ratio was 5.6%. The Capital Committee reviews the Firm’s capital levels and policies regularly in light of changing economic conditions and business needs. At December 31, 2003, Total capital of JPMorgan Chase (the sum of Tier 1 and Tier 2 capital) was $59.8 billion, an increase of $5.3 billion from December 31, 2002. This increase reflected a $5.6 billion increase in Tier 1 capital, primarily driven by a $3.8 billion increase in retained earnings (net income less common and preferred dividends) generated during the period, $1.1 billion in Tier 1 trust preferred net issuance and $1.3 billion in net stock issuances related to employee stock-based benefit plans. This increase was partially offset by a higher deduction for goodwill and nonqualifying

J.P. Morgan Chase & Co. / 2003 Annual Report

intangible assets primarily due to an acquisition in the fourth quarter of 2003. There was minimal impact to the Firm’s Tier 1 and Total capital ratios due to the adoption of FIN 46, as the Federal Reserve Board provided interim regulatory capital relief related to asset-backed commercial paper conduits and trust preferred vehicles. The effect of FIN 46 on the Firm’s leverage ratio at December 31, 2003, was a reduction of approximately 13 basis points as no regulatory capital relief was provided for leverage calculations. The Firm revised its calculation of risk-weighted assets during the third quarter of 2003; capital ratios for periods ended prior to June 30, 2003, have not been recalculated. Additional information regarding the Firm’s capital ratios and a more detailed discussion of federal regulatory capital standards are presented in Note 26 on pages 114-115 of this Annual Report.

Stock repurchases: The Firm did not repurchase any shares of its common stock during 2003. Management expects to recommend to the Board of Directors that the Firm resume its share repurchase program after the completion of the pending merger with Bank One.

Dividends: Dividends declared in any quarter are determined by JPMorgan Chase’s Board of Directors. The dividend is currently $0.34 per share per quarter.

Liquidity management

In managing liquidity, management considers a variety of liquidity risk measures as well as market conditions, prevailing interest rates, liquidity needs and the desired maturity profile of its liabilities.

Overview

Liquidity risk arises from the general funding needs of the Firm’s activities and in the management of its assets and liabilities. JPMorgan Chase recognizes the importance of sound liquidity management as a key factor in maintaining strong credit ratings and utilizes a liquidity framework intended to maximize liquidity access and minimize funding costs. Through active liquidity management, the Firm seeks to ensure that it will be able to replace maturing obligations when due and fund its assets at appropriate maturities and rates in all market environments.

Liquidity management framework

The Capital Committee sets the overall liquidity policy for the Firm, reviews the contingency funding plan and recommends balance sheet targets for the Firm. The Liquidity Risk Committee, reporting to the Capital Committee, identifies and monitors liquidity issues, provides policy guidance and maintains an evolving contingency plan. The Balance Sheet Committee, which also reports to the Capital Committee, identifies and monitors key balance sheet issues, provides policy guidance and oversees adherence to policy.

JPMorgan Chase utilizes liquidity monitoring tools to help maintain appropriate levels of liquidity through normal and stress periods. The Firm’s liquidity analytics rely on management’s judgment about JPMorgan Chase’s ability to liquidate assets or use them as collateral for borrowings. These analytics also involve estimates and assumptions, taking into account credit risk management’s historical data on the funding of loan commitments (e.g., commercial paper back-up facilities), liquidity commitments to SPEs, commitments with rating triggers and collateral posting requirements. For further discussion of SPEs and other off-balance sheet arrangements, see Off-balance sheet arrangements and contractual cash obligations on pages 49-50 as well as Note 1, Note 13 and Note 14 on pages 86-87, 100-103 and 103-106, respectively, of this Annual Report.

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

Each of the Firm’s liquidity surplus positions, as of December 31, 2003, indicates that JPMorgan Chase’s long-dated funding, including core deposits, exceeds illiquid assets and that the Firm’s obligations can be met if access to funding is temporarily impaired.

An extension of the Firm’s ongoing liquidity management is its contingency funding plan, which is intended to help the Firm manage through liquidity stress periods. The plan considers temporary and long-term stress scenarios and forecasts potential funding needs when access to unsecured funding is severely limited or nonexistent. These scenarios take into account both on-and off-balance sheet exposures, evaluating access to funds by the parent holding company, JPMorgan Chase Bank and Chase Manhattan Bank USA, N.A., separately.

Funding

Credit ratings: The cost and availability of unsecured financing are influenced by credit ratings. A reduction in these ratings could adversely affect the Firm’s access to liquidity sources, and could increase the cost of funding or trigger additional collateral requirements. Critical factors in maintaining high credit ratings include: a stable and diverse earnings stream; strong capital ratios; strong credit quality and risk management controls; diverse funding sources; and strong liquidity monitoring procedures.

J.P. Morgan Chase & Co. / 2003 Annual Report

Management’s discussion and analysis

J.P. Morgan Chase & Co.

The credit ratings of JPMorgan Chase’s parent holding company and JPMorgan Chase Bank as of December 31, 2003, were as follows:

	JPMorgan Chase		JPMorgan Chase Bank
	Short-term	Senior	Short-term	Senior
	debt	long-term debt	debt	long-term debt

Moody’s	P-1	A1	P-1	Aa3

S&P	A-1	A+	A-1+	AA-

Fitch	F1	A+	F1	A+

Upon the announcement of the proposed merger with Bank One, Moody’s and Fitch placed the ratings of the Firm under review for possible upgrade, while S&P affirmed the Firm’s ratings.

Balance sheet: The Firm’s total assets increased to $771 billion at December 31, 2003, from $759 billion at December 31, 2002. The December 31, 2003, balance sheet includes the effect of adopting FIN 46, which added $10 billion to total assets, including $5.8 billion in commercial loans primarily associated with multi-seller asset-backed commercial paper conduits. Commercial loans declined $14.2 billion, excluding the impact of adopting FIN 46, as a result of weaker loan demand, as well as the Firm’s ongoing efforts to reduce commercial exposure. Consumer loans increased $11.6 billion, led by strong growth in mortgage and automobile loans, driven by the favorable rate environment throughout 2003. Credit card loans declined modestly, affected by increased securitization activity and higher levels of payments from cash redeployed from consumer mortgage refinancings. The securities portfolio declined due to changes in positioning related to structural interest rate risk management. The continued growth in deposits contributed to the decline in securities sold under repurchase agreements.

Sources of funds: The diversity of the Firm’s funding sources enhances financial flexibility and limits dependence on any one source, thereby minimizing the cost of funds. JPMorgan Chase has access to funding markets across the globe and across a broad investor base. Liquidity is generated using a variety of both short-term and long-term instruments, including deposits, federal funds purchased, repurchase agreements, commercial paper, bank notes, medium- and long-term debt, capital securities and stockholders’ equity. A major source of liquidity for JPMorgan Chase Bank is provided by its large core deposit base. For this purpose, core deposits include all U.S. domestic deposits insured by the FDIC, up to the legal limit of $100,000 per depositor. In addition to core deposits, the Firm benefits from substantial, stable deposit balances originated by TSS through the normal course of its business.

Additional funding flexibility is provided by the Firm’s ability to access the repurchase and asset securitization markets. These alternatives are evaluated on an ongoing basis to achieve the appropriate balance of secured and unsecured funding. The ability to securitize loans, and the associated gains on those securitizations, are principally dependent on the credit quality and yields of the assets securitized and are generally not dependent on the credit ratings of the issuing entity. Transactions between the Firm and its securitization structures are reflected in JPMorgan Chase’s financial statements; these relationships include retained interests in securitization trusts, liquidity facilities and derivative transactions. For further details, see Notes 13 and 14 on pages 100-103 and 103-106, respectively, of this Annual Report.

Issuance: Corporate credit spreads narrowed in 2003 across industries and sectors, reflecting the market perception that credit risks were improving sharply throughout the year, as the number of downgrades declined, corporate balance sheet cash positions increased, and corporate profits exceeded expectations. JPMorgan Chase’s credit spreads outperformed relative to peer spreads following the Enron settlement, reflecting reduced headline risk and improved earnings performance. This resulted in a positive overall shift in fixed income investor sentiment toward JPMorgan Chase, as evidenced by increased investor participation in debt transactions and extension of debt maturities. The Firm took advantage of its narrowing credit spreads by issuing long-term debt and capital securities opportunistically throughout the year.

During 2003, JPMorgan Chase issued approximately $17.2 billion of long-term debt and capital securities. During the year, $8.3 billion of long-term debt and capital securities matured or was redeemed. In addition, in 2003 the Firm securitized approximately $13.3 billion of residential mortgage loans, $8.8 billion of credit card loans and $4.5 billion of automobile loans, resulting in pre-tax gains on securitizations of $168 million, $44 million and $13 million, respectively. For a further discussion of loan securitizations, see Note 13 on pages 100-103 of this Annual Report.

During 2003, the Firm adopted FIN 46 and, as a result, deconsolidated the trusts that issue trust preferred securities. This could have significant implications for the Firm’s capital, because it may change the way the Federal Reserve Board views the Tier 1 status of trust preferred securities. On July 2, 2003, the Federal Reserve Board issued a supervisory letter instructing banks and bank holding companies to continue to include trust preferred securities in Tier 1 capital. Based on the terms of this letter and in consultation with the Federal Reserve Board, the Firm continues to include its trust preferred securities in Tier 1 capital. However, there can be no assurance that the Federal Reserve Board will continue to permit trust preferred securities to count as Tier 1 capital in the future. For a further discussion, see Note 18 on pages 110-111 of this Annual Report.

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

J.P. Morgan Chase & Co. / 2003 Annual Report

Off-balance sheet arrangements and contractual cash obligations

Special-purpose entities

Special-purpose entities (“SPEs”), special-purpose vehicles (“SPVs”), or variable-interest entities (“VIEs”), are an important part of the financial markets, providing market liquidity by facilitating investors’ access to specific portfolios of assets and risks. SPEs are not operating entities; typically they are established for a single, discrete purpose, have a limited life and have no employees. The basic SPE structure involves a company selling assets to the SPE. The SPE funds the asset purchase by selling securities to investors. To insulate investors from creditors of other entities, including the seller of the assets, SPEs are often structured to be bankruptcy-remote. SPEs are critical to the functioning of many investor markets, including, for example, the market for mortgage-backed securities, other asset-backed securities and commercial paper. JPMorgan Chase is involved with SPEs in three broad categories of transactions: loan securitizations (through “qualifying” SPEs), multi-seller conduits, and client intermediation. Capital is held, as appropriate, against all SPE-related transactions and related exposures such as derivative transactions and lending-related commitments.

The Firm has no commitments to issue its own stock to support any SPE transaction, and its policies require that transactions with SPEs be conducted at arm’s length and reflect market pricing. Consistent with this policy, no JPMorgan Chase employee is permitted to invest in SPEs with which the Firm is involved where such investment would violate the Firm’s Worldwide Rules of Conduct. These rules prohibit employees from self-dealing and prohibit employees from acting on behalf of the Firm in transactions with which they or their family have any significant financial interest.

For certain liquidity commitments to SPEs, the Firm could be required to provide funding if the credit rating of JPMorgan Chase Bank were downgraded below specific levels, primarily P-1, A-1 and F1 for Moody’s, Standard & Poor’s and Fitch, respectively. The amount of these liquidity commitments was $34.0 billion at December 31, 2003. If JPMorgan Chase Bank were required to provide funding under these commitments, the Firm could be replaced as liquidity provider. Additionally, with respect to the multi-seller conduits and structured commercial loan vehicles for which JPMorgan Chase Bank has extended liquidity commitments, the Bank could facilitate the sale or refinancing of the assets in the SPE in order to provide liquidity.

Of these liquidity commitments to SPEs, $27.7 billion is included in the Firm’s total Other unfunded commitments to extend credit included in the table on the following page. As a result of the consolidation of multi-seller conduits in accordance with FIN 46, $6.3 billion of these commitments are excluded from the table, as the underlying assets of the SPE have been included on the Firm’s Consolidated balance sheet.

The following table summarizes certain revenue information related to VIEs with which the Firm has significant involvement, and qualifying SPEs:

Year ended December 31, 2003	“Qualifying”
(in millions)	VIEs	(a)	SPEs	Total

Revenue	$79		$979	$1,058

(a)	Includes consolidated and nonconsolidated asset-backed commercial paper conduits for a consistent presentation of 2003 results.

The revenue reported in the table above represents primarily servicing fee income. The Firm also has exposure to certain VIE vehicles arising from derivative transactions with VIEs; these transactions are recorded at fair value on the Firm’s Consolidated balance sheet with changes in fair value (i.e., mark-to-market gains and losses) recorded in Trading revenue. Such MTM gains and losses are not included in the revenue amounts reported in the table above.

For a further discussion of SPEs and the Firm’s accounting for SPEs, see Note 1 on pages 86-87, Note 13 on pages 100-103, and Note 14 on pages 103-106 of this Annual Report.

Contractual cash obligations

In the normal course of business, the Firm enters into various contractual obligations that may require future cash payments. Contractual obligations at December 31, 2003, include Long-term debt, trust preferred capital securities, operating leases, contractual purchases and capital expenditures and certain Other liabilities. For a further discussion regarding Long-term debt and trust preferred capital securities, see Note 18 on pages 109-111 of this Annual Report. For a further discussion regarding operating leases, see Note 27 on page 115 of this Annual Report.

The accompanying table summarizes JPMorgan Chase’s off-balance sheet lending-related financial instruments and significant contractual cash obligations, by remaining maturity, at December 31, 2003. Contractual purchases include commitments for future cash expenditures, primarily for services and contracts involving certain forward purchases of securities and commodities. Capital expenditures primarily represent future cash payments for real estate-related obligations and equipment. Contractual purchases and capital expenditures at December 31, 2003, reflect the minimum contractual obligation under legally enforceable contracts with contract terms that are both fixed and determinable. Excluded from the following table are a number of obligations to be settled in cash, primarily in under one year. These obligations are reflected on the Firm’s Consolidated balance sheet and include Deposits; Federal funds purchased and securities sold under repurchase agreements; Other borrowed funds; purchases of Debt and equity instruments that settle within standard market timeframes (e.g. regular-way); Derivative payables that do not require physical delivery of the underlying instrument; and certain purchases of instruments that resulted in settlement failures.

J.P. Morgan Chase & Co. / 2003 Annual Report

Management’s discussion and analysis

J.P. Morgan Chase & Co.

Off-balance sheet lending-related financial instruments	Under	1-3	4-5	After
By remaining maturity at December 31, 2003 (in millions)	1 year	years	years	5 years		Total

Consumer-related	$151,931	$504	$620	$23,868		$176,923
Commercial-related:
Other unfunded commitments to extend credit(a)(b)	92,840	54,797	23,573	5,012		176,222
Standby letters of credit and guarantees(a)	17,236	12,225	4,451	1,420		35,332
Other letters of credit(a)	1,613	458	2,094	39		4,204

Total commercial-related	111,689	67,480	30,118	6,471		215,758

Total lending-related commitments	$263,620	$67,984	$30,738	$30,339		$392,681

Contractual cash obligations
By remaining maturity at December 31, 2003 (in millions)

Long-term debt	$6,633	$15,187	$12,548	$13,646		$48,014
Trust preferred capital securities	—	—	—	6,768		6,768
FIN 46 long-term beneficial interests(c)	17	726	34	1,652		2,429
Operating leases(d)	805	1,467	1,189	4,772		8,233
Contractual purchases and capital expenditures	11,920	298	120	69		12,407
Other liabilities(e)	428	163	286	4,069	(f)	4,946

Total	$19,803	$17,841	$14,177	$30,976		$82,797

(a)	Net of risk participations totaling $16.5 billion at December 31, 2003.
(b)
Includes unused advised lines of credit totaling $19 billion at December 31, 2003, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable.

(c)	Included on the Consolidated balance sheet in Beneficial interests issued by consolidated variable interest entities.
(d)	Excludes benefit of noncancelable sublease rentals of $283 million at December 31, 2003.
(e)
Includes deferred annuity contracts and expected funding for pension and other postretirement benefits for 2004. Funding requirements for pension and postretirement benefits after 2004 are excluded due to the significant variability in the assumptions required to project the timing of future cash payments.

(f)
Certain deferred compensation obligations amounting to $3.5 billion are reported in the “After 5 years” column because the actual payment date cannot be specifically determined due to the significant variability in the assumptions required to project the timing of future cash payments.

J.P. Morgan Chase & Co. / 2003 Annual Report

Credit risk management

Credit risk is the risk of loss from obligor or counterparty default. The Firm is exposed to credit risk through its lending (e.g., loans and lending-related commitments), trading and capital markets activities. Credit risk management practices are designed to preserve the independence and integrity of the risk-assessment process. Processes in place are intended to ensure that credit risks are adequately assessed, properly approved, continually monitored and actively managed. Risk is managed at both the individual transaction and portfolio levels. The Firm assesses and manages all credit exposures, whether they arise from transactions recorded on- or off–balance sheet.

Credit risk organization

In early 2003, the Credit Risk Policy and Global Credit Management functions were combined to form Global Credit Risk Management consisting of the five primary functions listed in the organizational chart below.

Credit risk organization Chief Risk Officer Oversees risk management Global Credit Risk Management Chief Credit Risk Officer Commercial Consumer Credit Risk Credit Policy and Special Credits CFS Consumer Management Portfolio Group Strategy Group Group Credit Risk Management
• Approves all credit expo- • Actively manages the • Formulates credit policies, • Actively manages • Approves and sure; approval authority risk in the Firm’s credit limits, allowance appropri- criticized commercial monitors credit risk varies based on aggregate positions from traditional ateness and guidelines exposures in workouts
• Monitors external economic size of client’s credit lending and derivative and restructurings
• Independently audits, trends to predict emerging exposure and the size, trading activities, through monitors and assesses risks in the consumer maturity and risk level the purchase or sale of risk ratings and risk portfolio of a transaction credit derivative hedges, management processes other market instruments • Formulates credit policies,
• Assigns risk ratings and secondary market • Addresses country risk, limits, allowance appropri-
• Collaborates with client loan sales counterparty risk and ateness and guidelines executives to monitor capital allocation method- credit quality via ongoing • Manages derivatives ologies with Market Risk and periodic reviews collateral risk Management of client documentation, financial data and industry trends

Business strategy and risk management

Commercial

The Firm’s business strategy for its large corporate commercial portfolio remains primarily one of origination for distribution. The majority of the Firm’s wholesale loan originations in IB continue to be distributed into the marketplace, with residual holds by the Firm averaging less than 10%. The commercial loan port-

folio declined by 9% in 2003, reflecting a combination of continued weak loan demand, the Firm’s ongoing goal of reducing commercial credit concentrations and refinancings into more liquid capital markets. The Firm’s SVA discipline discourages the retention of loan assets that do not generate a positive return above the cost of risk-adjusted capital. SVA remains a critical discipline in making loans and commitments, particularly when combined with other credit and capital management disciplines.

J.P. Morgan Chase & Co. / 2003 Annual Report

Management’s discussion and analysis

J.P. Morgan Chase & Co.

To measure commercial credit risk, the Firm estimates the likelihood of obligor or counterparty default; the amount of exposure should the obligor or the counterparty default; and the loss severity given a default event. Based on these factors and related market-based inputs, the Firm estimates both expected and unexpected losses for each segment of the portfolio. Expected losses are statistically-based estimates of credit losses over time, anticipated as a result of obligor or counterparty default. They are used to set risk-adjusted credit loss provisions. However, expected credit losses are not the sole indicators of risk. If losses were entirely predictable, the expected loss rate could be factored into pricing and covered as a normal and recurring cost of doing business. Unexpected losses represent the potential volatility of actual losses relative to the expected level of losses and are the basis for the Firm’s credit risk capital-allocation process.

In 2003, the Firm significantly modified its approach to commercial credit risk management to further enhance risk management discipline, improve returns and liquidity and use capital more efficiently. Three primary initiatives were launched during the year: improved single-name and industry concentration management, through a revised threshold and limit structure; a revised capital methodology; and increased portfolio management activity utilizing credit derivatives and loan sales. The Firm manages capital and exposure concentrations by obligor, risk rating, industry and geography. The Firm has reduced by one-half the number of clients whose credit exposure exceeded the narrowest definition of concentration limits during 2003, through focused client planning and portfolio management activities.

A comprehensive review of the Firm’s wholesale credit risk management infrastructure was completed in 2003. As a result, the Firm has commenced a multi-year initiative to reengineer specific components of the credit risk infrastructure, including creation of a simpler infrastructure with more standardized hardware and software platforms. The goal of the initiative is to enhance the Firm’s ability to provide immediate and accurate risk and exposure information; actively manage credit risk in the residual portfolio; support client relationships; manage more quickly the allocation of economic capital; and support compliance with Basel II initiatives.

Consumer

Consumer credit risks are monitored at the aggregate CFS level and within each line of business (mortgages, credit cards, automobile finance, small business and consumer banking). Consumer credit risk management uses sophisticated portfolio modeling, credit scoring and decision-support tools to project credit risks and establish underwriting standards. Risk parameters are established in the early stages of product development, and the cost of credit risk is an integral part of product pricing and evaluating profit dynamics. Losses generated by consumer loans are more predictable than for commercial loans, but are subject to cyclical and seasonal factors. The frequency of loss is higher on consumer loans than on corporate loans but the severity of losses is typically lower and more manageable, depending on whether loans are secured or not. In addition, common measures of credit quality derived from historical loss experience can be used to predict con-

sumer losses. Likewise, underwriting principles and philosophies are common among lenders focusing on borrowers of similar credit quality. For these reasons, Consumer Credit Risk Management focuses on trends and concentrations at the portfolio level, where problems can be remedied through changes in underwriting policies and adherence to portfolio guidelines. Consumer Credit Risk Management also monitors key risk attributes, including borrower credit quality, loan performance (as measured by delinquency) and losses (expected versus actual). The monthly and quarterly analysis of trends around these attributes is monitored against business expectations and industry benchmarks.

Capital allocation for credit risk

Unexpected credit losses drive the allocation of credit risk capital by portfolio segment.

In the commercial portfolio, capital allocations are differentiated by risk rating, loss severity, maturity, correlations and assumed exposure at default. In 2003, the Firm revised its methodology for the assessment of credit risk capital allocated to the commercial credit portfolio, more closely aligning capital with current market conditions. Specifically, the new approach employs estimates of default likelihood that are derived from current market parameters and is intended to capture the impact of both defaults and declines in market value due to credit deterioration. This approach is intended to reflect more accurately current risk conditions, as well as to enhance the management of commercial credit risk by encouraging the utilization of the growing market in credit derivatives and secondary market loan sales. See the Capital management section on pages 46–47 of this Annual Report.

Within the consumer businesses, capital allocations are differentiated by product and product segment. For the consumer portfolio, consumer products are placed into categories with homogenous credit characteristics, from which default rates and charge-offs can be estimated. Credit risk capital is allocated based on the unexpected loss inherent in those categories.

Commercial and consumer credit portfolio

JPMorgan Chase’s total credit exposure (which includes $34.9 billion of securitized credit cards) was $730.9 billion at December 31, 2003, a 2% increase from year-end 2002. The increase reflected a change in the portfolio’s composition: a $41.5 billion increase in consumer exposure, partially offset by a $30.2 billion decrease in commercial exposure.

Managed consumer loans increased by $15.7 billion, primarily resulting from higher levels of residential mortgage and automobile originations, while lending-related commitments increased by $25.8 billion, primarily in the home finance and credit card businesses.

Commercial exposure decreased by 7% to $382.7 billion as of year-end 2003, the result of an $8.5 billion decrease in loans and a $22.4 billion decrease in lending-related commitments. The decrease in loans outstanding reflected weaker demand, as well as the Firm’s ongoing credit management activities, including $5.2 billion in loan and commitment sales. This was partially offset

J.P. Morgan Chase & Co. / 2003 Annual Report

by a $5.8 billion increase related to VIEs consolidated in accordance with FIN 46. The decrease in lending-related commitments was due to an overall contraction in lending demand and reflected a $6.3 billion decline due to the adoption of FIN 46. For further discussion of FIN 46, see Note 14 on pages 103–106 of this Annual Report.

The Firm also views its credit exposure on an “Economic” basis, which is the basis upon which it allocates credit capital to the lines of business. The principal difference between the Firm’s credit exposure on a reported basis and Economic credit exposure relates to the way the Firm views its credit exposure to derivative receivables and lending-related commitments.

For derivative receivables, the Firm measures its Economic credit exposure using the Average exposure (“AVG”) metric. This is a measure of the expected MTM value of the Firm’s derivative receivables at future time periods, including the benefit of collateral. The three-year average of the AVG metric is the Firm’s Economic measure of derivative risk since three years is the average remaining life of the derivatives portfolio; it was $34 billion as of December 31, 2003. For more information, see the Derivative contracts section of this Annual Report.

The following table reconciles Derivative receivables on a MTM basis with the Firm’s Economic credit exposure basis, a non-GAAP financial measure.

Reconciliation of Derivative Receivables to Economic
Credit Exposure

As of December 31, (in billions)	2003	2002

Derivative receivables:
Derivative receivables MTM	$84	$83
Collateral held against derivatives	(36)	(30)

Derivative receivables – net current exposure	48	53
Reduction in exposure to 3-year average exposure	(14)	(19)

Economic credit exposure	$34	$34

For commercial lending-related commitments, the Firm measures its Economic credit exposure using a “loan equivalent” amount for each commitment, rather than the contractual amount of the lending-related commitment. The contractual amount represents the maximum possible credit risk should the counterparty draw down the commitment and subsequently default. However, most of these commitments expire without a default occurring or without being drawn. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of the Firm’s actual future credit exposure or funding requirements. In determining the Firm’s Economic credit exposure to commercial lending-related commitments, the Firm has established a “loan-equivalent” amount for each commitment. The loan-equivalent amount represents the portion of the unused commitment or other contingent exposure that is likely, based on average portfolio historical experience, to become outstanding in the event of a default by the obligor. It is this amount that, in management’s view, represents the Firm’s Economic credit exposure to the obligor. The aggregate amount of its Economic credit exposure associated with commercial lending-related commitments was $106.9 billion in 2003, compared with $115.5 billion in 2002.

The following table reconciles commercial lending–related commitments on a GAAP basis with the Firm’s Economic credit exposure basis, a non-GAAP financial measure.

Reconciliation of Commercial Lending-Related Commitments to
Economic Credit Exposure

As of December 31, (in billions)	2003	2002

Commercial lending-related commitments:
Reported amount	$216	$238
Loan equivalent (“LEQ”) adjustment	(109)	(123)

Economic credit exposure	$107	$115

J.P. Morgan Chase & Co. / 2003 Annual Report

Management’s discussion and analysis

J.P. Morgan Chase & Co.

The following table presents JPMorgan Chase’s credit portfolio as of December 31, 2003 and 2002:

Commercial and consumer credit portfolio

						Approximate period-end
As of December 31,	Credit exposure			Economic credit exposure		allocated credit capital
(in millions)	2003		2002	2003	2002	2003	2002

COMMERCIAL
Loans (a)(b)	$83,097	(i)	$91,548	$83,097	$91,548
Derivative receivables (b)	83,751		83,102	34,130	34,189
Other receivables	108		108	108	108

Total commercial credit-related assets	166,956		174,758	117,335	125,845
Lending-related commitments (a)(c)	215,758	(j)	238,120	106,872	115,495

Total commercial credit exposure	$382,714		$412,878	$224,207	$241,340	$8,200	$13,300

CONSUMER
Loans – reported (a)(d)	$136,421		$124,816	$136,421	$124,816
Loans securitized (d)(e)	34,856		30,722	34,856	30,722

Total managed consumer loans	171,277		155,538	171,277	155,538
Lending-related commitments (f)	176,923		151,138	176,923	151,138

Total consumer credit exposure	$348,200		$306,676	$348,200	$306,676	$3,400	$3,300

TOTAL CREDIT PORTFOLIO
Managed loans	$254,374		$247,086	$254,374	$247,086
Derivative receivables	83,751		83,102	34,130	34,189
Other receivables	108		108	108	108

Total managed credit-related assets	338,233		330,296	288,612	281,383
Total lending-related commitments	392,681		389,258	283,795	266,633

Total credit portfolio	$730,914		$719,554	$572,407	$548,016	$11,600	$16,600

Credit derivative hedges notional (g)	$(37,282)		$(33,767)	$(37,282)	$(33,767)	$(1,300)	$(1,200)
Collateral held against derivative receivables (h)	(36,214)		(30,410)	NA	NA

(a)	Amounts are presented gross of the allowance for credit losses.
(b)	Loans are presented gross of collateral held. Derivative receivables Credit exposure is presented gross of collateral held.
(c)
Includes unused advised lines of credit totaling $19 billion at December 31, 2003, and $22 billion at December 31, 2002, which are not legally binding. In regulatory filings with the Board of Governors of the Federal Reserve System, unused advised lines are not reportable.

(d)
At December 31, 2003, credit card securitizations included $1.1 billion of accrued interest and fees on securitized credit card loans that were classified in Other assets, consistent with the FASB Staff Position, Accounting for Accrued Interest Receivable Related to Securitized and Sold Receivables under SFAS 140. Prior to March 31, 2003, this balance was classified in credit card loans.

(e)	Represents securitized credit cards. For a further discussion of credit card securitizations, see page 41 of this Annual Report.
(f)
Credit exposure and Economic credit exposure to consumer lending–related commitments are presented on the same basis; in the Firm’s view, this is a conservative measure as it represents the Firm’s maximum exposure.

(g)	Represents hedges of commercial credit exposure that do not qualify for hedge accounting under SFAS 133.
(h)	On an Economic credit exposure basis, collateral is considered “NA,” as it is already accounted for in Derivative receivables.
(i)	Includes $5.8 billion of exposure related to consolidated VIEs in accordance with FIN 46, of which $4.8 billion is associated with multi-seller asset-backed commercial paper conduits.
(j)
Total commitments related to asset-backed commercial paper conduits consolidated in accordance with FIN 46 are $9.8 billion, of which $3.5 billion is included in Lending-related commitments. The remaining $6.3 billion of commitments to these VIEs is excluded, as the underlying assets of the vehicles are reported as follows: $4.8 billion in Loans and $1.5 billion in Available-for-sale securities.

As of December 31, 2003, total Economic credit exposure was $572.4 billion, compared with $548.0 billion as of year-end 2002. Economic credit exposure for 2003 was $572.4 billion compared with 2003 credit exposure of $730.9 billion.

The Firm’s allocated credit capital (including the benefit from credit derivative hedges) decreased significantly during 2003, to $10.3 billion at December 31, 2003, from $15.4 billion at year-end 2002. The $5.1 billion decrease was related to lower exposure in the commercial portfolio, hedging and loan sale activities, and significantly improved credit quality in the loan portfolio.

J.P. Morgan Chase & Co. / 2003 Annual Report

Commercial credit portfolio

The following table summarizes the maturity and ratings profiles of the commercial portfolio as of December 31, 2003 and 2002. The ratings scale is based on the Firm’s internal risk ratings, and is presented on an S&P–equivalent basis.

At December 31, 2003, 83% of the total commercial credit exposure of $383 billion was considered investment-grade, an improvement from 80% at year-end 2002. There was improvement across all components of credit exposure, most significantly in loans, as commercial criticized exposure declined by 47%, while the total commercial loan balance declined by 9%.

Under the Firm’s Economic view of credit exposure, the portion of the portfolio that was deemed investment-grade improved to 80% as of December 31, 2003, from 74% at year-end 2002. In addition to the improved credit quality of loans and lending-related commitments, the investment-grade component of Derivative receivables improved to 91% at year-end 2003 from 85% at the end of 2002.

Commercial exposure

	Maturity profile(a)				Ratings profile
												Total % of IG-
					Investment-grade ("IG")			Noninvestment-grade				Economic
As of December 31, 2003					AAA	A+	BBB+	BB+	CCC+		Total %	credit
(in billions, except ratios)	<1 year	1–5 years	> 5 years	Total	to AA-	to A-	to BBB-	to B-	& below	Total	of IG	exposure

Loans (b)	49%	37%	14%	100%	$20	$13	$21	$23	$6	$83	65%	65%
Derivative receivables	20	41	39	100	47	15	12	9	1	84	88	91
Lending-related commitments (c)(d)	52	45	3	100	80	57	52	25	2	216	88	88

Total exposure (e)	44%	43%	13%	100	$147	$85	$85	$57	$9	$383	83%	80%

Credit derivative hedges notional (f)	16%	74%	10%	100%	$(10)	$(12)	$(12)	$(2)	$(1)	$(37)	92%	92%

												Total % of IG-
					Investment-grade ("IG")			Noninvestment-grade				Economic
As of December 31, 2002					AAA	A+	BBB+	BB+	CCC+		Total %	credit
(in billions, except ratios)	<1 year	1–5 years	> 5 years	Total	to AA-	to A-	to BBB-	to B-	& below	Total	of IG	exposure

Loans	45%	39%	16%	100%	$18	$10	$23	$30	$11	$92	55%	55%
Derivative receivables	29	40	31	100	42	16	14	9	2	83	87	85
Lending-related commitments	62	34	4	100	82	80	46	26	4	238	87	86

Total exposure	52%	36%	12%	100%	$142	$106	$83	$65	$17	$413	80%	74%

Credit derivative hedges notional (f)	39%	55%	6%	100%	$(9)	$(10)	$(10)	$(4)	$(1)	$(34)	85%	85%

(a)
The maturity profile of loans and lending-related commitments is based upon remaining contractual maturity. The maturity profile of derivative receivables is based upon the maturity profile of Average exposure. See page 59 of this Annual Report for a further discussion.

(b)
Includes $5.8 billion of exposure related to consolidated VIEs in accordance with FIN 46, of which $4.8 billion is associated with multi-seller asset-backed commercial paper conduits. Excluding the impact of FIN 46, the total percentage of investment-grade would have been 62%.

(c)
Based on Economic credit exposure, the maturity profile for the <1 year, 1–5 years and >5 years would have been 38%, 58% and 4%, respectively. See page 53 of this Annual Report for a further discussion of Economic credit exposure.

(d)
Total commitments related to asset-backed commercial paper conduits consolidated in accordance with FIN 46 are $9.8 billion, of which $3.5 billion is included in Lending-related commitments. The remaining $6.3 billion of commitments to these VIEs is excluded, as the underlying assets of the vehicles are reported as follows: $4.8 billion in Loans and $1.5 billion in Available-for-sale securities.

(e)	Based on Economic credit exposure, the maturity profile for <1 year, 1–5 years and >5 years would have been 36%, 46% and 18%, respectively. See page 53 of this Annual Report for a further discussion.
(f)	Ratings are based on the underlying referenced assets.

Commercial exposure – selected industry concentrations

During 2003, the Firm undertook a thorough analysis of industry risk correlations. As a result, the Firm developed a new industry structure, intended to provide stronger linkages between exposures with common risk attributes. The Firm expects these changes to enhance its ability to manage industry risks consistently across regions and lines of business. The implementation of the new industry structure resulted in shifts in credit exposure, with increases in some industries due to consolidation and decreases in others as a result of realignments. In managing industry risk, the Firm recognizes customers that have multiple industry affiliations in each industry category. However, the following table ranks exposures only by a customer’s primary industry affiliation to prevent double counting.

J.P. Morgan Chase & Co. / 2003 Annual Report

Management’s discussion and analysis

J.P. Morgan Chase & Co.

The industry distribution of the Firm’s commercial credit exposure (loans, derivative receivables and lending-related commitments) under the new industry structure, as of December 31, 2003 and 2002, was as follows:

								Collateral
		Ratings profile of credit exposure						held
			Noninvestment-grade				Credit	against
As of December 31, 2003	Credit	Investment-		Criticized	Criticized	Net	derivative	derivative
(in millions, except ratios)	exposure(a)	grade	Noncriticized	performing	nonperforming(b)	charge-offs(c)	hedges(d)	receivables

Top 10 industries
Commercial banks	$47,063	96%	$1,786	$8	$20	$9	$(10,231)	$(24,740)
Asset managers	21,794	82	3,899	76	13	14	(245)	(1,133)
Securities firms and exchanges	15,599	83	2,582	9	13	4	(1,369)	(4,168)
Finance companies and lessors	15,589	94	846	99	3	6	(2,307)	(82)
Utilities	15,296	82	1,714	415	583	129	(1,960)	(176)
Real estate	14,544	70	4,058	232	49	29	(718)	(182)
State and municipal governments	14,354	100	36	14	1	—	(405)	(12)
Media	14,075	65	3,285	1,307	358	151	(1,678)	(186)
Consumer products	13,774	71	3,628	313	103	6	(1,104)	(122)
Insurance	12,756	95	550	83	—	—	(2,149)	(854)
Other selected industries
Telecom services	10,924	75	2,204	340	227	127	(2,941)	(402)
Automotive	7,268	76	1,536	150	82	14	(2,313)	—
All other	179,678	80	31,658	3,441	918	327	(9,862)	(4,157)

Total	$382,714	83%	$57,782	$6,487	$2,370	$816	$(37,282)	$(36,214)

								Collateral
		Ratings profile of credit exposure						held
			Noninvestment-grade				Credit	against
As of December 31, 2002	Credit	Investment-		Criticized	Criticized	Net	derivative	derivative
(in millions, except ratios)	exposure (a)	grade	Noncriticized	performing	nonperforming(b)	charge-offs(c)	hedges(d)	receivables

Top 10 industries(e)
Commercial banks	$42,247	95%	$2,188	$2	$44	$43	$(8,370)	$(18,212)
Asset managers	24,867	78	5,328	172	52	11	(276)	(1,153)
Securities firms and exchanges	17,512	90	1,667	16	—	3	(551)	(3,680)
Finance companies and lessors	18,977	93	1,220	99	15	1	(2,322)	(133)
Utilities	17,717	72	2,096	2,146	746	170	(2,708)	(33)
Real estate	11,614	63	3,611	633	71	87	(692)	(115)
State and municipal governments	11,973	99	106	—	—	—	(1,273)	(8)
Media	17,566	58	4,680	1,918	701	161	(1,178)	(611)
Consumer products	12,376	72	3,157	223	70	29	(1,179)	(85)
Insurance	14,800	92	768	220	258	18	(2,478)	(778)
Other selected industries
Telecom services	15,604	59	5,077	687	706	759	(436)	—
Automotive	8,192	71	2,055	298	22	(2)	(1,148)	—
All other	199,433	80	33,028	6,095	1,384	813	(11,156)	(5,602)

Total	$412,878	80%	$64,981	$12,509	$4,069	$2,093	$(33,767)	$(30,410)

(a)	Credit exposure is net of risk participations, and excludes the benefit of credit derivative hedges and collateral held against derivative receivables or loans.
(b)
Nonperforming assets exclude nonaccrual loans held for sale (“HFS”) of $52 million and $18 million at December 31, 2003 and 2002, respectively. HFS loans are carried at the lower of cost or market, and declines in value are recorded in Other revenue.

(c)	Represents net charge-offs on loans and lending-related commitments. Amounts in parentheses represent net recoveries.
(d)	Represents notional amounts only; these hedges do not qualify for hedge accounting under SFAS 133.
(e)	Based on the 2003 determination of Top 10 industries.

Selected industry discussion

Presented below is a discussion of several industries to which the Firm has significant exposure and which it continues to monitor because of actual or potential credit concerns.

•
Commercial banks: The industry represents the largest segment of the Firm’s commercial credit exposure, and 96% of the credit exposure is rated investment-grade. Collateral held against $33.3 billion in derivative receivables is valued at $24.7 billion.

J.P. Morgan Chase & Co. / 2003 Annual Report

•
Utilities: The Firm significantly reduced its credit exposure to this segment over the last twelve months, from $17.7 billion to $15.3 billion, a 14% decline. This reduction was achieved by significant refinancing activity in nonbank capital markets, restructurings in the industry and a decline in client demand for lending activity. Criticized credit exposures, primarily related to U.S. customers, were reduced by 65%, to $998 million. Utilities became a top-10 industry as a result of the new industry structure, which consolidated several related sectors.

•
Media: Total credit exposure declined by 20% to $14.1 billion. The quality of the portfolio was enhanced by a reduction in criticized exposures, primarily in the European cable sector, which increased the proportion of investment-grade exposures from 58% to 65% of the portfolio. Overall, criticized exposures were reduced by 36%, to $1.7 billion. Media became a top-10 industry as a result of the new industry structure, which consolidated several related sectors.

•
Telecom services: In 2003, the telecommunications industry worldwide improved its financial picture significantly after severe capital and liquidity constraints in 2002. Overall, credit exposures declined by 30% to $10.9 billion during the year; 75% of the credit exposure is considered investment-grade compared with 59% in 2002. Criticized exposures were reduced by 59% during the year, the result of capital markets refinancings, other restructurings and acquisitions of weaker market participants by stronger companies.

•
Automotive: In 2003, automotive companies accessed nonbank capital markets, reducing the Firm’s credit exposure by $924 million. While total credit exposure to this industry is significant, more than half of the exposure is undrawn. At December 31, 2003, 76% of this portfolio was rated investment-grade, an increase from 2002.

•
All other: All other at December 31, 2003 included $180 billion of credit exposure to 21 industry segments. Exposures related to special-purpose entities and high net worth individuals totaled 38% of this category. Special-purpose entities provide secured financing (generally backed by receivables, loans or bonds) originated by companies in a diverse group of industries which are not highly correlated. The remaining All other exposure is well diversified across other industries, none of which comprise more than 3% of total exposure.

Commercial criticized exposure

Exposures deemed criticized generally represent a ratings profile similar to a rating of CCC+/Caa1 and lower, as defined by Standard & Poor’s/Moody’s. As of year-end 2003, the total $8.9 billion in criticized exposure represented 2% of total commercial credit exposure and was down $7.7 billion, or 47%, from December 31, 2002. The significant decrease was due to improved economic conditions, restructurings and capital markets refinancings during the year, in particular in the Telecom services, Media and Utilities industries.

Commercial criticized exposure trends(a) (in billions) Chemicals/plastics Telecom services All other Metals/mining Media Technology Utilities $16.6 $1.2 $15 $14.6 $1.2 $0.9 $1.4 $12.8 $1.0 $0.8 $1.4 $11.3 $2.6 $0.9 $0.7 $1.2 $0.8 $10 $2.5 $8.9 $0.9 $2.9 $2.6 $0.6 $2.0 $2.5 $0.6 $0.6 $1.3 $1.7 $1.2 $5 $1.0 $7.3 $6.8 $6.0 $5.2 $4.4 $0 12/31/02 3/31/03 6/30/03 9/30/03 12/31/03 (a) Industries shown represent the top five by criticized exposure at the period indicated.

The top five industries shown above total 50% of the total commercial criticized exposure at December 31, 2003. No industry below the top five is larger than 5% of the total.

Criticized exposure — industry concentrations December 31, 2003 Machinery & Consumer products 5% equipment mfg. 5% Airlines 4% Emerging markets 3% Retail 3% Metal/mining 3% Real estate 3% Top 5 50% Under 3% 24%

Enron-related exposure

The Firm’s exposure to Enron and Enron-related entities was reduced by 11% during the year, from $688 million at December 31, 2002, to $609 million at December 31, 2003. The reduction was primarily due to the maturation of $50 million of debtor-in-possession financing and repayments on secured exposures. At December 31, 2003, secured exposure of $270 million is performing and is reported on an amortized cost basis.

J.P. Morgan Chase & Co. / 2003 Annual Report

Management’s discussion and analysis

J.P. Morgan Chase & Co.

Country exposure

The Firm has a comprehensive process for measuring and managing its country exposures and risk. Exposures to a country include all credit-related lending, trading and investment activities, whether cross-border or locally funded. In addition to monitoring country exposures, the Firm uses stress tests to measure and manage the risk of extreme loss associated with sovereign crises.

The table below presents the Firm’s exposure to selected countries. The selection of countries is based on the materiality of the Firm’s exposure and its view of actual or potentially adverse credit conditions. Exposure amounts are adjusted for credit enhancements (e.g., guarantees and letters of credit) provided by third parties located outside the country if the enhancements fully cover the country risk, as well as the commercial risk. In addition, the benefit of collateral, credit derivative hedges and other short credit or equity trading positions are reflected. Total exposure includes exposure to both government and private-sector entities in a country.

The slight decrease in exposure to Brazil over the prior year-end was due to reductions in loans. The decline in Mexican exposure when compared with the prior year was primarily due to loan maturities and reductions in counterparty exposure on derivatives. The reduction in South Korea was due to a combination of loan maturities and trading activities. Hong Kong’s exposure declined due to lower counterparty exposure on derivatives. The increase in Russian exposure was due to cross-border and local trading positions and short-term lending.

Selected country exposure

							At December 31,
	At December 31, 2003						2002
	Cross-border					Total	total
(in billions)	Lending (a)	Trading (b)	Other (c)	Total	Local (d)	exposure	exposure

Brazil	$0.2	$0.4	$0.6	$1.2	$0.8	$2.0	$2.1
Mexico	0.6	0.5	0.2	1.3	0.2	1.5	2.2

South Korea	0.6	0.4	0.3	1.3	0.9	2.2	2.7
Hong Kong	0.7	0.1	0.9	1.7	—	1.7	2.2

Russia	0.1	0.5	—	0.6	0.1	0.7	0.5

(a)	Lending includes loans and accrued interest receivable, interest-bearing deposits with banks, acceptances, other monetary assets, issued letters of credit and undrawn commitments to extend credit.
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

Derivative contracts

In the normal course of business, the Firm utilizes derivative instruments to meet the needs of customers, to generate revenues through trading activities, to manage exposure to fluctuations in interest rates, currencies and other markets and to manage its own credit risk. The Firm uses the same credit risk management procedures to assess and approve potential credit exposures when entering into derivative transactions as those used for traditional lending.

The following table summarizes the aggregate notional amounts and the reported derivative receivables (i.e., the MTM or fair value of derivative contracts after taking into account the effects of legally enforceable master netting agreements) at each of the dates indicated:

Notional amounts and derivative receivables MTM

	Notional amounts (a)		Derivative receivables MTM
As of December 31, (in billions)	2003	2002	2003	2002

Interest rate contracts	$31,252	$23,591	$60	$55
Foreign exchange contracts	1,582	1,505	10	7
Equity	328	307	9	13
Credit derivatives	578	366	3	6
Commodity	24	36	2	2

Total notional and credit exposure	33,764	25,805	84	83
Collateral held against derivative receivables	NA	NA	(36)	(30)

Exposure net of collateral	$33,764	$25,805	$48	$53

(a)	The notional amounts represent the gross sum of long and short third-party notional derivative contracts, excluding written options and foreign exchange spot contracts.

J.P. Morgan Chase & Co. / 2003 Annual Report

The $34 trillion of notional principal of the Firm’s derivative contracts outstanding at December 31, 2003, significantly exceeds the possible credit losses that could arise from such transactions. For most derivative transactions, the notional principal amount does not change hands; it is simply used as a reference to calculate payments. In terms of current credit risk exposure, the appropriate measure of risk is the MTM value of the contract. The MTM exposure represents the cost to replace the contracts at current market rates should the counterparty default. When JPMorgan Chase has more than one transaction outstanding with a counterparty, and a legally enforceable master netting agreement exists with the counterparty, the MTM exposure, less collateral held, represents, in the Firm’s view, the appropriate measure of current credit risk with that counterparty as of the reporting date. At December 31, 2003, the MTM value of derivative receivables (after taking into account the effects of legally enforceable master netting agreements) was $84 billion. Further, after taking into account $36 billion of collateral held by the Firm, the net current MTM credit exposure was $48 billion.

While useful as a current view of credit exposure, the net MTM value of the derivative receivables does not capture the potential future variability of that credit exposure. To capture the potential future variability of credit exposure, the Firm calculates, on a client-by-client basis, three measures of potential derivatives-related credit loss: Peak, Derivative Risk Equivalent (“DRE”) and Average exposure (“AVG”). This last measure is used as the basis for the Firm’s Economic credit exposure as defined on page 53 of this Annual Report. These measures all incorporate netting and collateral benefits where applicable.

Peak exposure to a counterparty is an extreme measure of exposure calculated at a 97.5% confidence level. However, the total potential future credit risk embedded in the Firm’s derivatives portfolio is not the simple sum of all Peak client credit risks. This is because, at the portfolio level, credit risk is reduced by the fact that when offsetting transactions are done with separate counterparties, only one of the two trades can generate a credit loss even if both counterparties were to default simultaneously. The Firm refers to this effect as market diversification, and the Market-Diversified Peak (“MDP”) measure is a portfolio aggregation of counterparty Peak measures, representing the maximum losses at the 97.5% confidence level that would occur if all counterparties defaulted under any one given market scenario and timeframe.

Derivative Risk Equivalent exposure is a measure that expresses the riskiness of derivative exposure on a basis intended to be equivalent to the riskiness of loan exposures. This is done by equating the unexpected loss in a derivative counterparty exposure (which takes into consideration both the loss volatility and the credit rating of the counterparty) with the unexpected loss in a loan exposure (which takes into consideration only the credit rating of the counterparty). DRE is a less extreme measure of the potential credit loss than Peak, and is the primary measure used by the Firm for credit approval of derivative transactions.

Finally, as described on page 53 of this Annual Report, Average exposure is a measure of the expected MTM value of the Firm’s derivative receivables at future time periods. The three-year average of the AVG is the basis of the Firm’s Economic credit exposure, while AVG exposure over the total life of the derivative contract is used as the primary metric for pricing purposes and is used to calculate credit capital and the Credit Valuation Adjustment (“CVA”).

The chart below shows the exposure profiles to derivatives over the next 10 years as calculated by the MDP, DRE and AVG metrics. All three measures generally show declining exposure after the first year, if no new trades were added to the portfolio.

The MTM value of the Firm’s derivative receivables incorporates an adjustment to reflect the credit quality of counterparties. This is called CVA and was $635 million as of December 31, 2003, compared with $1.3 billion at December 31, 2002. The CVA is based on the Firm’s AVG to a counterparty, and on the counterparty’s credit spread in the credit derivatives market. The primary components of changes in CVA are credit spreads, new deal activity or unwinds, and changes in the underlying market environment. The CVA decrease in 2003 was primarily due to the dramatic reduction in credit spreads during the year. For a discussion of the impact of CVA on Trading revenue, see portfolio management activity on pages 60-61 of this Annual Report.

The Firm believes that active risk management is essential to controlling the dynamic credit risk in the derivatives portfolio. The Firm hedges its exposure to changes in CVA by entering into credit derivative transactions, as well as interest rate, foreign exchange, equity and commodity derivatives transactions.

J.P. Morgan Chase & Co. / 2003 Annual Report

Management’s discussion and analysis

J.P. Morgan Chase & Co.

The table below summarizes the ratings profile, as of December 31, 2003, of the Firm’s balance sheet derivative receivables MTM, net of cash and other highly liquid collateral:

Ratings profile of derivative receivables MTM

Rating equivalent	Exposure net	% of exposure
(in millions)	of collateral (a)	net of collateral

AAA to AA-	$24,697	52%
A+ to A-	7,677	16
BBB+ to BBB-	7,564	16

BB+ to B-	6,777	14
CCC+ and below	822	2

Total	$47,537	100%

(a)
Total derivative receivables exposure and collateral held by the Firm against this exposure were $84 billion and $36 billion, respectively. The $36 billion excludes $8 billion of collateral delivered by clients at the initiation of transactions; this collateral secures exposure that could arise in the existing portfolio of derivatives should the MTM of the clients’ transactions move in the Firm’s favor. The $36 billion also excludes credit enhancements in the form of letters of credit and surety receivables.

The Firm actively pursues the use of collateral agreements to mitigate counterparty credit risk in derivatives. The percentage of the Firm’s derivatives transactions subject to collateral agreements increased to 78% on December 31, 2003, from 67% on December 31, 2002. The increase of collateralized transactions was driven largely by new collateral agreements. The Firm held $36 billion of collateral as of December 31, 2003, compared with $30 billion as of December 31, 2002. The Firm posted $27 billion of collateral at year-end 2003, compared with $19 billion at the end of 2002.

Certain derivative and collateral agreements include provisions that require both the Firm and the counterparty, upon specified downgrades in their respective credit ratings, to post collateral for the benefit of the other party. The impact on required collateral of a single-notch ratings downgrade to JPMorgan Chase Bank, from its current rating of AA- to A+, would have been an additional $1.3 billion of collateral as of December 31, 2003. The impact of a six-notch ratings downgrade to JPMorgan Chase Bank (from AA- to BBB-) would have been $3.7 billion of additional collateral from levels as of December 31, 2003. The amount of additional collateral required upon downgrade moves in tandem with the mark-to-market value of the derivatives portfolio and ranged (with respect to a six-notch downgrade) from $3.4 billion to $4.2 billion throughout 2003, as the level of U.S. interest rates changed. Certain derivatives contracts also provide for termination of the contract, generally upon JPMorgan Chase Bank being downgraded, at the then-existing MTM value of the derivative receivables.

Use of credit derivatives

The following table presents the notional amounts of credit derivatives protection bought and sold at December 31, 2003 and 2002:

Credit derivative positions

	Portfolio management		Dealer/Client
	Notional amount		Notional amount
December 31,	Protection	Protection	Protection	Protection
(in millions)	bought (a)	sold	bought	sold	Total

2003	$37,349	$67	$264,389	$275,888	$577,693
2002	$34,262	$495	$158,794	$172,494	$366,045

(a)	Includes $2.2 billion and $10.1 billion at 2003 and 2002, respectively, of portfolio credit derivatives.

JPMorgan Chase has limited counterparty exposure as a result of credit derivatives transactions. Of the $84 billion of total derivative receivables at December 31, 2003, approximately $3 billion, or 4%, was associated with credit derivatives, before the benefit of collateral. The use of credit derivatives to manage exposures does not reduce the reported level of assets on the balance sheet or the level of reported off–balance sheet commitments.

Portfolio management activity

In managing its commercial credit exposure, the Firm purchases single-name and portfolio credit derivatives to hedge its exposures. As of December 31, 2003, the notional outstanding amount of protection purchased via single-name and portfolio credit derivatives was $35 billion and $2 billion, respectively. The Firm also diversifies its exposures by providing (i.e., selling) small amounts of credit protection, which increases exposure to industries or clients where the Firm has little or no client-related exposure. This activity is not material to the Firm’s overall credit exposure; credit protection sold totaled $67 million in notional exposure at December 31, 2003.

Use of single-name and portfolio credit derivatives

	Notional amount of protection bought
December 31, (in millions)	2003	2002

Credit derivative hedges of:
Loans and lending-related commitments	$22,471	$25,222
Derivative receivables	14,878	9,040

Total	$37,349	$34,262

The credit derivatives used by JPMorgan Chase for its portfolio management activities do not qualify for hedge accounting under SFAS 133. These derivatives are marked to market in Trading revenue. The MTM value incorporates both the cost of hedge premiums and changes in value due to movement in spreads and credit events, whereas the loans and lending-related commitments being hedged are accounted for on an accrual basis in Net interest income and assessed for impairment in the Provision for credit

J.P. Morgan Chase & Co. / 2003 Annual Report

losses. This asymmetry in accounting treatment between loans and lending-related commitments and the credit derivatives utilized in the portfolio management activities causes earnings volatility that is not representative of the true changes in value of the Firm’s overall credit exposure. The MTM treatment of both the Firm’s credit derivative hedges (“short” credit positions) and the CVA, which reflects the credit quality of derivatives counterparty exposure (“long” credit positions), provides some natural offset. Additionally, the Firm actively manages its commercial credit exposure through loan sales. During 2003, the Firm sold $5.2 billion of loans and commitments, of which $1.3 billion was criticized.

The 2003 portfolio management activity resulted in $191 million of losses included in Trading revenue. These losses included $746 million related to credit derivatives that were used to hedge the Firm’s credit exposure, of which approximately $504 million was associated with credit derivatives used to hedge accrual lending activities and the remainder primarily hedged the credit risk of MTM derivative receivables. The losses were generally driven by an overall global tightening of credit spreads. The $746 million loss was largely offset by $555 million of trading revenue gains primarily related to the decrease in the MTM value of the CVA due to credit spread tightening. During 2003, the quarterly portfolio management Trading revenue results ranged from a net loss of $12 million in the third quarter to a net loss of $119 million in the second quarter.

Dealer/client activity

JPMorgan Chase’s dealer activity in credit derivatives is client-driven. The business acts as a market-maker in single-name credit derivatives and also structures more complex transactions for clients’ investment or risk management purposes. The credit derivatives trading function operates within the same framework as other market-making desks. Risk limits are established and closely monitored.

As of December 31, 2003, the total notional amounts of protection purchased and sold by the dealer business were $264 billion and $276 billion, respectively. The mismatch between these notional amounts is attributable to the Firm selling protection on large, diversified, predominantly investment-grade portfolios (including the most senior tranches) and then hedging these positions by buying protection on the more subordinated tranches of the same portfolios. In addition, the Firm may use securities to hedge certain derivative positions. Consequently, while there is a mismatch in notional amounts of credit derivatives, the Firm believes the risk positions are largely matched.

Consumer credit portfolio

The Firm’s managed consumer loan portfolio totaled $171.3 billion at December 31, 2003, an increase of 10% from 2002. Consumer lending–related commitments increased by 17% to $176.9 billion at December 31, 2003. The following table presents a summary of consumer credit exposure on a managed basis:

Consumer portfolio

As of December 31, (in millions)	2003	2002

U.S. consumer:
1–4 family residential
mortgages — first liens	$54,460	$49,357
Home equity	19,252	14,643

1–4 family residential mortgages	73,712	64,000
Credit card – reported (a)	16,793	19,677
Credit card securitizations (a)(b)	34,856	30,722

Credit card – managed	51,649	50,399
Automobile financings	38,695	33,615
Other consumer (c)	7,221	7,524

Total managed consumer loans	$171,277	$155,538

Lending-related commitments:
1–4 family residential mortgages	28,846	20,016
Credit cards	141,143	123,461
Automobile financings	2,603	1,795
Other consumer	4,331	5,866

Total lending-related commitments	$176,923	$151,138

Total consumer credit exposure	$348,200	$306,676

(a)
At December 31, 2003, credit card securitizations included $1.1 billion of accrued interest and fees on securitized credit card loans that were classified in Other assets, consistent with FASB Staff Position, Accounting for Accrued Interest Receivable Related to Securitized and Sold Receivables under SFAS 140. Prior to March 31, 2003, this balance was classified in credit card loans.

(b)	Represents the portion of JPMorgan Chase’s credit card receivables that have been securitized.
(c)	Consists of installment loans (direct and indirect types of consumer finance), student loans, unsecured revolving lines of credit and non-U.S. consumer loans.

JPMorgan Chase’s consumer portfolio consists primarily of 1–4 family residential mortgages, credit cards and automobile financings. The consumer portfolio is predominantly U.S.-based. The following pie graph provides a summary of the consumer portfolio by loan type at year-end 2003 and each loan type’s net charge-off rate.

The Firm’s largest component, 1–4 family residential mortgage loans is primarily secured by first mortgages, and at December 31, 2003 comprised 43% of the total consumer portfolio. The risk of these loans is the probability the consumer will default and that the value of the home will be insufficient to cover the mortgage plus carrying costs. Mortgage loans for 1–4 family residences at December 31, 2003, increased by 10% compared with last year to $54.5 billion. Home equity loans and home equity lines of credit totaled $19.3 billion at December 31, 2003, an increase

J.P. Morgan Chase & Co. / 2003 Annual Report

Management’s discussion and analysis

J.P. Morgan Chase & Co.

of $4.6 billion, or 31%, from 2002. These loans and lines are secured by first and second mortgages. The risks are similar to those of first mortgages; however, loss severity can increase when the Firm is in a second-lien position. As of December 31, 2003, 88% of home equity loans and lines of credit were secured by second liens. Borrowers with home equity lines of credit are approved for a line of credit for up to 10 years. The Firm has a future funding liability in situations where the borrower does not make use of the line of credit immediately but has the right to draw down the commitment at any time. As of December 31, 2003, outstandings under home equity lines were $16.6 billion and unused commitments were $23.4 billion (included in the $28.8 billion of 1–4 family residential mortgage lending-related commitments). The business actively manages the unused portion of these commitments and freezes a commitment when the borrower becomes delinquent. These accounts are then subject to proactive default management, with the objective of minimizing potential losses.

The Firm analyzes its credit card portfolio on a managed basis, which includes credit card receivables on the Consolidated balance sheet and those that have been securitized. Credit card customers are initially approved for a specific revolving credit line. For open accounts (those in good standing and able to transact), the difference between the approved line and the balance outstanding in the customer’s account is referred to as “open-to-buy.” The Firm is exposed to changes in the customer’s credit standing and therefore must calculate the aggregate size of this unused exposure and manage the potential credit risk. The size of the credit line and resulting open-to-buy balance is adjusted by the Firm based on the borrower’s payment and general credit performance. Managed credit card receivables increased by $1.3 billion, or 2%, during 2003. The managed net charge-off rate of 5.87% was unchanged from 2002.

Automobile financings grew by 15% to approximately $38.7 billion, while the net charge-off rate improved from 0.57% in 2002 to 0.45% in 2003.

The following chart presents the geographical concentration of the U.S. consumer loans by region for the years ended December 31, 2003 and 2002.

The following table presents the geographical concentration of consumer loans by product for the years ended December 31, 2003 and 2002.

Consumer loans by geographic region (a)

	1–4 family residential		Managed credit		Automobile
	mortgages		card loans		financings
As of December 31, (in millions)	2003	2002	2003	2002	2003	2002

New York City	$14,624	$12,026	$3,058	$3,007	$2,904	$2,801
New York (excluding New York City)	1,863	2,452	3,045	3,002	1,013	936
Remaining Northeast	11,474	10,053	8,971	8,817	8,308	7,206

Total Northeast	27,961	24,531	15,074	14,826	12,225	10,943
Southeast	10,343	9,531	9,922	9,589	5,827	5,467
Midwest	5,349	4,834	9,976	9,654	7,862	5,839
Texas	3,776	3,978	4,535	4,336	3,780	3,877
Southwest (excluding Texas)	1,551	1,661	2,482	2,399	1,384	1,181
California	19,786	14,501	6,177	6,229	5,486	4,748
West (excluding California)	4,946	4,964	3,483	3,366	2,131	1,560
Non-U.S.	—	12	—	—	—	—

Total	$73,712	$64,012	$51,649	$50,399	$38,695	$33,615

(a)	This table excludes other consumer loans of $7.2 billion and $7.5 billion at December 31, 2003 and 2002, respectively.

J.P. Morgan Chase & Co. / 2003 Annual Report

Commercial and consumer nonperforming exposure and net charge-offs

The following table presents a summary of credit-related nonperforming, past due and net charge-off information for the dates indicated:

As of or for the year ended	Nonperforming		Nonperforming assets		Past due 90 days and				Average annual
December 31,	assets (i)		as a % of total		over and accruing		Net charge-offs		net charge-off rate
(in millions, except ratios)	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002

COMMERCIAL
Loans (a)	$2,009	$3,672	2.42%	4.01%	$46	$57	$816	$1,881	0.91%	1.93%
Derivative receivables	253	289	0.30	0.35	—	—	NA	NA	NA	NA
Other receivables	108	108	100	100	NA	NA	NA	NA	NA	NA

Total commercial credit-related assets	2,370	4,069	1.42	2.33	46	57	816	1,881	0.91	1.93
Lending-related commitments	NA	NA	NA	NA	NA	NA	—	212	—	0.09

Total commercial credit exposure	$2,370	$4,069	0.62%	0.99%	$46	$57	$816	$2,093	0.26%	0.62%

CONSUMER
U.S. consumer:
1–4 family residential mortgages — first liens	$249	$259	0.46%	0.52%	$—	$—	$23	$49	0.04%	0.11%
Home equity	55	53	0.29	0.36	—	—	10	7	0.06	0.05

1–4 family residential mortgages	304	312	0.41	0.49	—	—	33	56	0.04	0.10
Credit card – reported (b)(c)	11	15	0.07	0.08	248	451	1,072	1,389	6.32	6.42
Credit card securitizations (b)(d)	—	—	—	—	879	630	1,870	1,439	5.64	5.43

Credit card – managed	11	15	0.02	0.03	1,127	1,081	2,942	2,828	5.87	5.87
Automobile financings	119	118	0.31	0.35	—	—	171	161	0.45	0.57
Other consumer (e)	66	76	0.91	1.01	21	22	180	189	2.45	2.41

Total managed consumer loans	500	521	0.29	0.33	1,148	1,103	3,326	3,234	1.96	2.30
Lending-related commitments	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA

Total consumer credit exposure	$500	$521	0.14%	0.17%	$1,148	$1,103	$3,326	$3,234	1.00%	1.15%

TOTAL CREDIT PORTFOLIO
Managed loans	$2,509	$4,193	0.99%	1.70%	$1,194	$1,160	$4,142	$5,115	1.60%	2.15%
Derivative receivables	253	289	0.30	0.35	—	—	NA	NA	NA	NA
Other receivables	108	108	100	100	NA	NA	NA	NA	NA	NA

Total managed credit-related assets	2,870	4,590	0.85	1.39	1,194	1,160	4,142	5,115	1.60	2.15
Total lending-related commitments	NA	NA	NA	NA	NA	NA	—	212	—	0.06
Assets acquired in loan satisfactions (f)	216	190	NA	NA	NA	NA	NA	NA	NA	NA

Total credit portfolio (g)	$3,086	$4,780	0.42%	0.66%	$1,194	$1,160	$4,142	$5,327	0.64%	0.86%

Credit derivatives hedges notional (h)	$(123)	$(66)	NA	NA	NA	NA	NA	NA	NA	NA

(a)	Average annual net charge-off rate would have been 0.97% for the year ended December 31, 2003, excluding the impact of the adoption of FIN 46.
(b)
At December 31, 2003, credit card securitizations included $166 million of accrued interest and fees on securitized credit card loans past due 90 days and over and accruing that were classified in Other assets, consistent with the FASB Staff Position, Accounting for Accrued Interest Receivable Related to Securitized and Sold Receivables under SFAS 140. Prior to March 31, 2003, this balance was classified in credit card loans. At December 31, 2003, none was nonperforming.

(c)
In connection with charge-offs, during 2003 and 2002, $372 million and $387 million, respectively, of accrued credit card interest and fees were reversed and recorded as a reduction of interest income and fee revenue.

(d)	Represents securitized credit cards. For a further discussion of credit card securitizations, see page 41 of this Annual Report.
(e)	Consists of installment loans (direct and indirect types of consumer finance), student loans, unsecured revolving lines of credit and non-U.S. consumer loans.
(f)
Includes $9 million and $14 million of commercial assets acquired in loan satisfactions, and $207 million and $176 million of consumer assets acquired in loan satisfactions at December 31, 2003 and 2002, respectively.

(g)
At December 31, 2003 and 2002, excludes $2.3 billion and $3.1 billion, respectively, of residential mortgage receivables in foreclosure status that are insured by government agencies. These amounts are excluded as reimbursement is proceeding normally, and are recorded in Other assets.

(h)	Represents single name credit derivative hedges of commercial credit exposure that do not qualify for hedge accounting under SFAS 133.
(i)
Nonperforming assets exclude nonaccrual HFS loans of $97 million and $43 million at December 31, 2003 and 2002, respectively. Nonaccrual commercial HFS loans were $52 million and $18 million, and nonaccrual consumer HFS loans were $45 million and $25 million at December 31, 2003 and 2002, respectively.

J.P. Morgan Chase & Co. / 2003 Annual Report

Management’s discussion and analysis

J.P. Morgan Chase & Co.

Nonperforming assets decreased by $1.7 billion, or 35%, during the year ended December 31, 2003, to $3.1 billion. The decrease was due to activity in the commercial portfolio: total reductions, including repayments, loan sales and net charge-offs exceeded new additions, resulting in net reductions of $1.7 billion. By contrast, there were commercial net additions during 2002. A decline in exposure to the Telecom services, Utilities and Media industries accounted for more than half of the overall $1.7 billion decrease.

Commercial

Commercial nonperforming loans decreased by 45%, to $2.0 billion as of December 31, 2003, from $3.7 billion at year-end 2002. Over the same period, nonperforming commercial loans as a percentage of total commercial loans fell to 2.42% from 4.01%. Commercial loan net charge-offs in 2003 were $816 million, compared with $1.9 billion in 2002, the result of improved credit quality in the portfolio and increased recoveries resulting from restructurings. There were no net charge-offs of commercial lending–related commitments in 2003, compared with $212 million in 2002. The average annual net charge-off rate for commercial loans improved significantly, to 0.91% in 2003 from 1.93% in 2002.

Commercial net charge-offs in 2004 are expected to decline, but at a slower pace than in the second half of 2003.

Consumer

The $21 million decrease in consumer nonperforming loans reflected improved credit quality in the portfolio. While net charge-offs increased by $92 million during the year reflecting a 10% growth in the portfolio, the average annual net charge-off rate declined to 1.96% from 2.30% during 2002.

In 2004, the amount of gross charge-offs is expected to increase due to growth in outstandings, but net charge-off rates are expected to remain stable.

Allowance for credit losses

JPMorgan Chase’s Allowance for credit losses is intended to cover probable credit losses, including losses where the asset is not specifically identified or the size of the loss has not been determined. At least quarterly, the Firm’s Risk Management Committee reviews the Allowance for credit losses relative to the risk profile of the Firm’s credit portfolio and current economic conditions. The allowance is adjusted based on that review if, in management’s judgment, changes are warranted. The allowance includes specific and expected loss components and a residual component. For further discussion of the components of the Allowance for credit losses, see Critical accounting estimates used by the Firm on pages 75–76 and Note 12 on page 100 of this Annual Report. At December 31, 2003, management deemed the allowance for credit losses to be appropriate to absorb losses that currently may exist but are not yet identifiable.

Summary of changes in the allowance

	2003					2002
(in millions)	Commercial	Consumer		Residual	Total	Commercial		Consumer	Residual	Total

Loans:
Beginning balance at January 1	$2,216	$2,360		$774	$5,350	$1,724		$2,105	$695	$4,524
Net charge-offs	(816)	(1,456)		—	(2,272)	(1,881)		(1,795)	—	(3,676)
Provision for loan losses	(30)	1,491		118	1,579	2,371		1,589	79	4,039
Other	1	(138	)(c)	3	(134)	2		461	—	463

Ending balance at December 31	$1,371 (a)	$2,257		$895	$4,523	$2,216	(a)	$2,360	$774	$5,350

Lending-related commitments:
Beginning balance at January 1	$324	$—		$39	$363	$226		$—	$56	$282
Net charge-offs	—	—		—	—	(212)		—	—	(212)
Provision for lending-related commitments	(47)	—		8	(39)	309		—	(17)	292
Other	—	—		—	—	1		—	—	1

Ending balance at December 31	$277 (b)	$—		$47	$324	$324	(b)	$—	$39	$363

(a)
Includes $917 million and $454 million of commercial specific and commercial expected loss components, respectively, at December 31, 2003. Includes $1.6 billion and $613 million of commercial specific and commercial expected loss components, respectively, at December 31, 2002.

(b)
Includes $172 million and $105 million of commercial specific and commercial expected loss components, respectively, at December 31, 2003. Includes $237 million and $87 million of commercial specific and commercial expected loss components, respectively, at December 31, 2002.

(c)	Includes $138 million related to the transfer of the allowance for accrued interest and fees on securitized credit card loans.

64	J.P. Morgan Chase & Co. / 2003 Annual Report

Credit costs

For the year ended December 31	2003				2002
(in millions)	Commercial	Consumer	Residual	Total	Commercial	Consumer	Residual	Total

Provision for loan losses	$(30)	$1,491	$118	$1,579	$2,371	$1,589	$79	$4,039
Provision for lending-related commitments	(47)	—	8	(39)	309	—	(17)	292
Securitized credit losses	—	1,870	—	1,870	—	1,439	—	1,439

Total managed credit costs	$(77)	$3,361	$126	$3,410	$2,680	$3,028	$62	$5,770

Loans

The commercial specific loss component of the allowance was $917 million at December 31, 2003, a decrease of 43% from year-end 2002. The decrease was attributable to the improvement in the credit quality of the commercial loan portfolio, as well as the reduction in the size of the portfolio.

The commercial expected loss component of the allowance was $454 million at December 31, 2003, a decrease of 26% from year-end 2002. The decrease reflected an improvement in the average quality of the loan portfolio, as well as the improving credit environment, which affected inputs to the expected loss model.

The consumer expected loss component of the allowance was $2.3 billion at December 31, 2003, a decrease of 4% from year-end 2002. Although the consumer managed loan portfolio increased by 10%, the businesses that drove the increase, Home Finance and Auto Finance, have collateralized products with lower expected loss rates.

The residual component of the allowance was $895 million at December 31, 2003. The residual component, which incorporates management’s judgment, addresses uncertainties that are not considered in the formula-based commercial specific and expected components of the allowance for credit losses.

The $121 million increase addressed uncertainties in the economic environment and concentrations in the commercial loan portfolio that existed during the first half of 2003. In the second half of the year, as commercial credit quality continued to improve and the commercial allowance declined further, the residual component was reduced as well. At December 31, 2003, the residual component represented approximately 20% of the total allowance for loan losses, within the Firm’s target range of between 10% and 20%. The Firm anticipates that if the current positive trend in economic conditions and credit quality continues, the commercial and residual components will continue to be reduced.

Lending-related commitments

To provide for the risk of loss inherent in the credit-extension process, management also computes specific and expected loss components as well as a residual component for commercial lending–related commitments. This is computed using a methodology similar to that used for the commercial loan portfolio, modified for expected maturities and probabilities of drawdown. The allowance decreased by 11% to $324 million as of December 31, 2003, due to improvement in the criticized portion of the Firm’s lending-related commitments.

J.P. Morgan Chase & Co. / 2003 Annual Report	65

Management’s discussion and analysis

J.P. Morgan Chase & Co.

Market risk management

Market risk represents the potential loss in value of portfolios and financial instruments caused by adverse movements in market variables, such as interest and foreign exchange rates, credit spreads, and equity and commodity prices. JPMorgan Chase employs comprehensive and rigorous processes intended to measure, monitor and control market risk.

Market risk organization

Market Risk Management (“MRM”) is an independent function that identifies, measures, monitors and controls market risk. It seeks to facilitate efficient risk/return decisions and to reduce volatility in operating performance. It strives to make the Firm’s market risk profile transparent to senior management, the Board of Directors and regulators.

The chart below depicts the MRM organizational structure and describes the responsibilities of the groups within MRM.

MRM works in partnership with the business segments, which are expected to maintain strong risk discipline at all levels. For example, risk-taking businesses have Middle Office functions that act independently from trading personnel and are responsible for verifying risk exposures they take. Weekly meetings are held between MRM and the heads of risk-taking businesses, to discuss and decide on risk exposures in the context of the market environment and client flows.

Key terms:

•	VAR: Worst-case loss expected within the confidence level; while larger losses are possible, they have a correspondingly lower probability of actually occurring

•
Full-revaluation VAR: Method that prices each financial instrument separately, based on the actual pricing models used by the lines of business; compared with sensitivity-based VAR, which only approximates the impact of market moves on financial instrument prices

•	Backtesting: Validating a model by comparing its predictions with actual results

•	Confidence level: The probability that actual losses will not exceed estimated VAR; the greater the confidence level, the higher the VAR

66	J.P.Morgan Chase & Co. / 2003 Annual Report

There are also groups that report to the Chief Financial Officer with some responsibility for market risk-related activities. For example, within the Finance area, the valuation control functions are responsible for ensuring the accuracy of the valuations of positions that expose the Firm to market risk.

Positions that expose the Firm to market risk are classified into two categories. Trading risk includes positions held as part of a business whose strategy is to trade, make markets or take positions for the Firm’s own trading account; gains and losses in these positions are reported in Trading revenue. Nontrading risk includes mortgage banking positions held for longer-term investment and positions used to manage the Firm’s asset/liability exposures. In most cases, unrealized gains and losses in these positions are accounted for at fair value, with the gains and losses reported in Net income or Other comprehensive income.

Tools used to measure risks

Because no single measure can reflect all aspects of market risk, the Firm uses several measures, both statistical and nonstatistical, including:

•	Statistical risk measures

-	Value-at-Risk (“VAR”)

-	Risk identification for large exposures (“RIFLE”)

•	Nonstatistical risk measures

-	Economic-value stress tests

-	Net interest income stress tests

-	Other measures of position size and sensitivity to market moves

Value-at-Risk

JPMorgan Chase’s statistical risk measure, VAR, gauges the potential loss from adverse market moves in an ordinary market environment and provides a consistent cross-business measure of risk profiles and levels of risk diversification. VAR is used to compare risks across businesses, to monitor limits and to allocate economic capital to the business segments. VAR provides risk transparency in a normal trading environment.

Each business day, the Firm undertakes a comprehensive VAR calculation that includes both trading and nontrading activities. JPMorgan Chase’s VAR calculation is highly granular, comprising more than 1.5 million positions and 240,000 pricing series (e.g., securities prices, interest rates, foreign exchange rates). For a substantial portion of its exposure, the Firm has implemented full-revaluation VAR, which, management believes, generates the most accurate results.

To calculate VAR, the Firm uses historical simulation, which measures risk across instruments and portfolios in a consistent, comparable way. This approach assumes that historical changes in market value are representative of future changes. The simulation is based on market data for the previous 12 months.

The Firm calculates VAR using a one-day time horizon and a 99% confidence level. This means the Firm would expect to incur losses greater than that predicted by VAR estimates only once in every 100 trading days, or about 2.5 times a year.

All statistical models involve a degree of uncertainty, depending on the assumptions they employ. The Firm prefers historical simulation, because it involves fewer assumptions about the distribution of portfolio losses than parameter-based methodologies. In addition, the Firm regularly assesses the quality of the market data, since their accuracy is critical to computing VAR. Nevertheless, because VAR is based on historical market data, it may not accurately reflect future risk during environments in which market volatility is changing. In addition, the VAR measure on any particular day may not be indicative of future risk levels, since positions and market conditions may both change over time.

While VAR is a valuable tool for evaluating relative risks and aggregating risks across businesses, it only measures the potential volatility of daily revenues. Profitability and risk levels over longer time periods – a fiscal quarter or a year – may be only loosely related to the average value of VAR over those periods. First, while VAR measures potential fluctuations around average daily revenue, the average itself could reflect significant gains or losses; for example, from client revenues that accompany risk-taking activities. Second, large trading revenues may result from positions taken over longer periods of time. For example, a business may maintain an exposure to rising or falling interest rates over a period of weeks or months. If the market exhibits a long-term trend over that time, the business could experience large gains or losses, even though revenue volatility on each individual day may have been small.

VAR Backtesting

To evaluate the soundness of its VAR model, the Firm conducts daily backtesting of VAR against actual financial results, based on daily market risk–related revenue. Market risk–related revenue is defined as the daily change in value of the mark-to-market trading portfolios plus any trading-related net interest income, brokerage commissions, underwriting fees or other revenue. The Firm’s definition of market risk–related revenue is consistent with the Federal Reserve Board’s implementation of the Basel Committee’s market risk capital rules. The histogram below illustrates the Firm’s daily market risk–related revenue for trading businesses for 2003. The chart shows that the Firm posted positive daily market risk–related revenue on 235 out of 260 days in 2003, with 170 days exceeding $25 million. Losses were sustained on 25 days; nine of those days were in the third quarter, primarily driven by poor overall trading results. The largest daily trading loss during the year was $100 million.

J.P. Morgan Chase & Co. / 2003 Annual Report	67

Management’s discussion and analysis

J.P. Morgan Chase & Co.

The inset in the histogram examines the 25 days on which the Firm posted trading losses and depicts the amount by which VAR was greater than the actual loss on each day. There was one day on which trading losses exceeded VAR by approximately 10%, a performance statistically consistent with the Firm’s 99% confidence level. During the third quarter, there was an additional day on which the Firm’s losses exceeded VAR; these losses were attributable to certain positions in the mortgage banking business, which were then included in the Firm’s trading portfolio, but which are now included in the nontrading portfolio with other mortgage banking positions.

Economic-value stress testing

While VAR reflects the risk of loss due to unlikely events in normal markets, stress testing captures the Firm’s exposure to unlikely but plausible events in abnormal markets. Stress testing is equally important as VAR in measuring and controlling risk. Stress testing enhances the understanding of the Firm’s risk profile and loss potential and is used for monitoring limits, cross-business risk measurement and economic capital allocation.

Economic-value stress tests measure the potential change in the value of the Firm’s portfolios. Applying economic-value stress tests helps the Firm understand how the economic value of its balance sheet (not the amounts reported under GAAP) would change under certain scenarios. The Firm conducts economic-value stress tests for both its trading and its nontrading activities, using the same scenarios for both.

The Firm stress tests its portfolios at least once a month using multiple scenarios. Several macroeconomic event-related scenarios are evaluated across the Firm, with shocks to roughly 10,000 market prices specified for each scenario. Additional scenarios focus on the risks predominant in individual business segments and include scenarios that focus on the potential for adverse moves in complex portfolios.

Scenarios are continually reviewed and updated to reflect changes in the Firm’s risk profile and economic events. Stress-test results, trends and explanations are provided each month to the Firm’s senior management and to the lines of business, to help them better measure and manage risks and to understand event risk-sensitive positions.

The Firm’s stress-test methodology assumes that, during an actual stress event, no management action would be taken to change the risk profile of portfolios. This assumption captures the decreased liquidity that often occurs with abnormal markets and results, in the Firm’s view, in a conservative stress-test result.

It is important to note that VAR results cannot be directly correlated to stress-test loss results for three reasons. First, stress-test losses are calculated at varying dates each month, while VAR is

J.P. Morgan Chase & Co. / 2003 Annual Report

performed daily and disclosed at the period-end date. Second, VAR and stress tests are two distinct risk measurements yielding very different loss potentials. Thus, although the same trading portfolios are used for both tests, VAR is based on a distribution of one-day historical losses measured over the most recent one year; by contrast, stress testing subjects the portfolio to more extreme, larger moves over a longer time horizon (e.g., 2-3 weeks). Third, as VAR and stress tests are distinct risk measurements, the impact of portfolio diversification can vary greatly. For VAR, markets can change in patterns over a one-year time horizon, moving from highly correlated to less so; in stress testing, the focus is on a single event and the associated correlations in an extreme market situation. As a result, while VAR over a given time horizon can be lowered by a diversification benefit in the portfolio, this benefit would not necessarily manifest itself in stress-test scenarios, which assume large, coherent moves across all markets.

Net interest income stress testing

The VAR and stress-test measures described above illustrate the total economic sensitivity of the Firm’s balance sheet to changes in market variables. The effect of interest rate exposure on reported Net income is also critical. The Firm conducts simulations of Net interest income for its nontrading activities under a variety of interest rate scenarios, which are consistent with the scenarios used for economic-value stress testing.

Net interest income stress tests measure the potential change in the Firm’s NII over the next 12 months. These stress tests highlight exposures to various interest rate-sensitive factors, such as rates

(e.g., the prime lending rate), pricing strategies on deposits and changes in product mix. These stress tests also take into account forecasted balance sheet changes, such as asset sales and securitizations, as well as prepayment and reinvestment behavior.

RIFLE

In addition to VAR, JPMorgan Chase employs the Risk identification for large exposures (“RIFLE”) methodology as another statistical risk measure. The Firm requires that all market risk-taking businesses self-assess their risks to unusual and specific events. Individuals who manage risk positions, particularly complex positions, identify potential worst-case losses that could arise from an unusual or specific event, such as a potential tax change, and estimate the probabilities of such losses. Through the Firm’s RIFLE system, this information is then directed to the appropriate level of management, thereby permitting the Firm to identify further earnings vulnerabilities not adequately covered by VAR and stress testing.

Nonstatistical risk measures

Nonstatistical risk measures other than stress testing include net open positions, basis point values, option sensitivities, position concentrations and position turnover. These measures provide additional information on an exposure’s size and the direction in which it is moving. Nonstatistical measures are used for monitoring limits, one-off approvals and tactical controls.

The table below shows both trading and nontrading VAR by risk type, together with the Corporate total. Details of the VAR exposures are discussed in the Trading Risk and Nontrading Risk sections below.

VAR by risk type

	2003				2002(b)
As of or for the year	Average	Minimum	Maximum	At	Average	Minimum	Maximum	At
ended December 31, (in millions)	VAR	VAR	VAR	December 31	VAR	VAR	VAR	December 31

By risk type:
Interest rate	$63.9	$43.1	$109.9	$83.7	$67.6	$50.1	$94.7	$59.6
Foreign exchange	16.8	11.0	30.2	23.5	11.6	4.4	21.2	18.4
Equities	18.2	6.7	51.6	45.6	14.4	5.4	32.7	8.4
Commodities	2.9	1.7	4.9	3.3	3.6	1.6	13.3	1.9
Hedge fund investments	4.8	3.2	8.7	5.5	3.2	2.5	3.6	3.2
Less: portfolio diversification	(38.0)	NM	NM	(58.4)	(28.8)	NM	NM	(26.9)

Total Trading VAR(a)	$68.6	$43.2	$114.7	$103.2	$71.6	$57.0	$102.8	$64.6

Nontrading activities	151.8	81.5	286.0	203.8	97.3	68.9	139.3	107.7
Less: portfolio diversification	(45.5)	NM	NM	(25.7)	(48.6)	NM	NM	(61.0)

Total VAR	$174.9	$83.7	$331.4	$281.3	$120.3	$87.6	$160.2	$111.3

(a)	Amounts exclude VAR related to the Firm’s private equity business. For a discussion of Private equity risk management, see page 74 of this Annual Report.
(b)	Amounts have been revised to reflect the reclassification of certain mortgage banking positions from the trading portfolio to the nontrading portfolio.
NM-
Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect. In addition, JPMorgan Chase’s average and period-end VARs are less than the sum of the VARs of its market risk components, due to risk offsets resulting from portfolio diversification.

J.P. Morgan Chase & Co. / 2003 Annual Report

Management’s discussion and analysis

J.P. Morgan Chase & Co.

Trading Risk

Major risks

Interest rates: Interest rate risk (which includes credit spread risk) involves the potential decline in net income or financial condition due to adverse changes in market interest rates, which may result in changes to NII, securities valuations, and other interest-sensitive revenues and expenses.

Foreign exchange, equities and commodities: These risks involve the potential decline in net income or financial condition due to adverse changes in foreign exchange, equities or commodities markets, whether due to proprietary positions taken by the Firm, or due to a decrease in the level of client activity.

Hedge fund investments: The Firm invests in numerous hedge funds that have various strategic goals, investment strategies, industry concentrations, portfolio sizes and management styles. Fund investments are passive long-term investments. Individual hedge funds may have exposure to interest rate, foreign exchange, equity and commodity risk within their portfolio risk structures.

Trading VAR

The largest contributor to trading VAR was interest rate risk. Before portfolio diversification, interest rate risk accounted for roughly 60% of the average Trading Portfolio VAR. The diversification effect, which on average reduced the daily average Trading Portfolio VAR by $38 million in 2003, reflects the fact that the largest losses for different positions and risks do not typically occur at the same time. The risk of a portfolio of positions is therefore usually less than the sum of the risks of the positions themselves. The degree of diversification is determined both by the extent to which different market variables tend to move together, and by the extent to which different businesses have similar positions.

The increase in year-end VAR was driven by an increase in the VAR for equities risk, which was attributable to a significant increase in customer-driven business in equity options. In general, over the course of a year, VAR exposures can vary significantly as trading positions change and market volatility fluctuates.

Economic-value stress testing

The following table represents the worst-case potential economic-value stress-test loss (pre-tax) in the Firm’s trading portfolio as predicted by stress-test scenarios:

Trading economic value stress-test loss results — pre-tax

As of or for
the year ended	2003				2002(a)
December 31,				At				At
(in millions)	Avg.	Min.	Max.	Dec. 4	Avg.	Min.	Max.	Dec. 5

Stress-test loss — pre-tax	$(508)	$(255)	$(888)	$(436)	$(405)	$(103)	$(715)	$(219)

(a)	Amounts have been revised to reflect the reclassification of certain mortgage banking positions from the trading portfolio to the nontrading portfolio.

The potential stress-test loss as of December 4, 2003, is the result of the “Equity Market Collapse” stress scenario, which is broadly modeled on the events of October 1987. Under this scenario, global equity markets suffer a sharp reversal after a long sustained rally; equity prices decline globally; volatilities for equities, interest rates and credit products increase dramatically for short maturities and less so for longer maturities; sovereign bond yields decline moderately; and swap spreads and credit spreads widen moderately.

Nontrading Risk

Major risk — Interest rates

The execution of the Firm’s core business strategies, the delivery of products and services to its customers, and the discretionary positions the Firm undertakes to risk-manage structural exposures give rise to interest rate risk in its nontrading activities.

This exposure can result from a variety of factors, including differences in the timing between the maturity or repricing of assets, liabilities and off-balance sheet instruments. Changes in the level and shape of interest rate curves may also create interest rate risk, since the repricing characteristics of the Firm’s assets do not necessarily match those of its liabilities. The Firm is also exposed to basis risk, which is the difference in the repricing characteristics of two floating-rate indices, such as the prime rate and 3-month LIBOR. In addition, some of the Firm’s products have embedded optionality that may have an impact on pricing and balance levels.

The Firm manages exposure in its structural interest rate activities on a consolidated, corporate-wide basis. Business units transfer their interest rate risk to Global Treasury through a transfer pricing system, which takes into account the elements of interest rate exposure that can be hedged in financial markets. These elements include current balance and contractual rates of interest, contractual principal payment schedules, expected prepayment experience, interest rate reset dates and maturities and rate indices used for re-pricing. All transfer pricing assumptions are reviewed on a semiannual basis and must be approved by the Firm’s Capital Committee.

The Firm’s mortgage banking activities also give rise to complex interest rate risks. The interest rate exposure from the Firm’s mortgage banking activities is a result of option and basis risks. Option risk arises from prepayment features in mortgages and MSRs, and from the probability of newly originated mortgage commitments actually closing. Basis risk results from different relative movements between mortgage rates and other interest rates. These risks are managed through hedging programs specific to the different mortgage banking activities. Potential changes in the market value of MSRs and increased amortization levels of MSRs are managed via a risk management program that attempts to offset changes in the market value of MSRs with changes in the market value of derivatives and investment securities. A similar approach is implemented to manage the interest rate and option risks associated with the Firm’s mortgage origination business.

J.P. Morgan Chase & Co. / 2003 Annual Report

Nontrading VAR

For nontrading activities that involve market risk, VAR measures the amount of potential change in their economic value; however, it is not a measure of reported revenues, since those activities are not marked to market through earnings.

The increase in average, maximum and December 31 nontrading portfolio VAR was primarily attributable to the increase in market volatility during the 2003 third quarter, and to the rise in interest rates in the second half of 2003, which increased the sensitivity of mortgage instruments to the basis risk between mortgage rates and other interest rates.

Economic-value stress testing

The Firm conducts both economic-value and NII stress tests on its nontrading activities. Economic-value stress tests measure the potential change in the value of these portfolios under the same scenarios used to evaluate the trading portfolios.

The following table represents the potential worst-case economic-value stress-test loss (pre-tax) in the Firm’s nontrading portfolio as predicted by stress-test scenarios:

Nontrading economic-value stress-test loss results — pre-tax

As of or for
the year ended	2003				2002
December 31,				At				At
(in millions)	Avg.	Min.	Max.	Dec. 4	Avg.	Min.	Max.	Dec. 5

Stress-test loss — pre-tax	$(637)	$(392)	$(1,130)	$(665)	$(967)	$(523)	$(1,566)	$(556)

The potential stress-test loss as of December 4, 2003, is the result of the “Credit Crunch” stress scenario, which is broadly based on the events of 1997-98. Under that scenario, political instability in emerging markets leads to a flight to quality; sovereign bond yields decline moderately; the U.S. dollar declines against the euro and Japanese yen; credit spreads widen sharply; mortgage spreads widen; and equity prices decline moderately.

Net interest income stress testing

The following table shows the change in the Firm’s NII over the next 12 months that would result from uniform increases or decreases of 100 basis points in all interest rates. It also shows the largest decline in the Firm’s NII under the same stress-test scenarios utilized for the trading portfolio. At year-end 2003, JPMorgan Chase’s largest potential NII stress-test loss was estimated at $160 million, primarily the result of increased funding costs.

Nontrading NII stress-test loss results — pre-tax

December 31, (in millions)	2003	2002

+/- 100bp parallel change	$(160)	$(277)
Other stress-test scenarios	(88)	(133)

Nonstatistical measures

The Firm also calculates exposures to directional interest rate changes and to changes in the spread between the swap curve and other basis risks. At year-end, the market value of the Firm’s nontrading positions did not have a significant exposure to increases or decreases in interest rates. However, the Firm’s non-trading positions maintain an exposure to the spread between mortgage rates and swap rates; at year-end the Firm was exposed to a widening of this spread.

Capital allocation for market risk

The Firm allocates market risk capital guided by the principle that capital should reflect the extent to which risks are present in businesses. Daily VAR, monthly stress-test results and other factors determine appropriate capital charges for major business segments. The VAR measure captures a large number of one-day price moves, while stress tests capture a smaller number of very large price moves. The Firm allocates market risk capital to each business segment according to a formula that weights that segment’s VAR and stress-test exposures.

Risk monitoring and control

Limits

Market risk is primarily controlled through a series of limits. The sizes of the limits reflect the Firm’s risk appetite after extensive analyses of the market environment and business strategy. The analyses examine factors such as market volatility, product liquidity, business track record, and management experience and depth.

The Firm maintains different levels of limits. Corporate-level limits encompass VAR calculations and stress-test loss advisories. Similarly, business-segment levels include limits on VAR calculations, nonstatistical measurements and P&L loss advisories. Businesses are responsible for adhering to established limits, against which exposures are monitored and reported daily. An exceeded limit is reported immediately to senior management, and the affected business unit must take appropriate action to comply with the limit. If the business cannot do this within an acceptable timeframe, senior management is consulted on the appropriate action.

MRM regularly reviews and updates risk limits, and the Firm’s Risk Management Committee reviews and approves risk limits at least twice a year. MRM further controls the Firm’s exposure by specifically designating approved financial instruments for each business unit.

J.P. Morgan Chase & Co. / 2003 Annual Report

Management’s discussion and analysis

J.P. Morgan Chase & Co.

Qualitative review

MRM also performs periodic reviews of both businesses and products with exposure to market risk in order to assess the ability of the businesses to control market risk. The business management’s strategy, market conditions, product details and effectiveness of risk controls are reviewed. Specific recommendations for improvements are made to management.

Model review

Many of the Firm’s financial instruments cannot be valued based on quoted market prices but are instead valued using pricing models. Such models are used for management of risk positions, such as reporting risk against limits, and for valuation. The Firm reviews the models it uses to assess model appropriateness and consistency across businesses. The model reviews consider a number of issues: appropriateness of the model, assessing the extent to which it accurately reflects the characteristics of the transaction and captures its significant risks; independence and reliability of data sources; appropriateness and adequacy of numerical algorithms; and sensitivity to input parameters or other assumptions which cannot be priced from the market.

Reviews are conducted for new or changed models, as well as previously accepted models. Re-reviews assess whether there have been any material changes to the accepted models; whether there have been any changes in the product or market that may impact the model’s validity; and whether there are theoretical or competitive developments that may require reassessment of the model’s adequacy. For a summary of valuations based on models, see Critical accounting estimates used by the Firm on pages 76-77 of this Annual Report.

Operational risk management

Operational risk is the risk of loss resulting from inadequate or failed processes or systems, human factors, or external events.

Overview

Operational risk is inherent in each of the Firm’s businesses and support activities. Operational risk can manifest itself in various ways, including errors, business interruptions, inappropriate behavior of employees and vendors that do not perform in accordance with outsourcing arrangements. These events can potentially result in financial losses and other damage to the Firm, including reputational harm.

To monitor and control operational risk, the Firm maintains a system of comprehensive policies and a control framework designed to provide a sound and well controlled operational environment. The goal is to keep operational risk at appropriate levels, in light of the Firm’s financial strength, the characteristics of its businesses, the markets in which it operates, and the competitive and regulatory environment to which it is subject.

Notwithstanding these control measures, the Firm incurs operational losses. The Firm’s approach to operational risk management is intended to mitigate such losses.

Operational risk management practices

Throughout 2003, JPMorgan Chase continued to execute a multi-year plan, begun in 2001, for an integrated approach that emphasizes active management of operational risk throughout the Firm. The objective of this effort is to supplement the traditional control-based approach to operational risk with risk measures, tools and disciplines that are risk-specific, consistently applied and utilized Firm-wide. Key themes for this effort are transparency of information, escalation of key issues and accountability for issue resolution. Ultimate responsibility for the Firm’s operational risk management practices resides with the Chief Risk Officer. The components are:

Governance structure: The governance structure provides the framework for the Firm’s operational risk management activities. Primary responsibility for managing operational risk rests with business managers. These individuals are responsible for establishing and maintaining appropriate internal control procedures for their respective businesses.

The Operational Risk Committee, which meets quarterly, is composed of senior operational risk and finance managers from each of the businesses. In addition, each of the businesses must maintain business control committees to oversee their operational risk management practices.

Self-assessment process: In 2003, JPMorgan Chase continued to refine its Firm-wide self-assessment process. The goal of the process was for each business to identify the key operational risks specific to its environment and assess the degree to which it maintained appropriate controls. Action plans were developed for control issues identified, and businesses are to be held accountable for tracking and resolving these issues on a timely basis.

Self-assessments were completed by the businesses through the use of Horizon, a software application developed by the Firm. With the aid of Horizon, all businesses were required to perform semiannual self-assessments in 2003. Going forward, the Firm will utilize the self-assessment process as a dynamic risk management tool.

Operational risk-event monitoring: The Firm has a process for reporting operational risk-event data, permitting analyses of errors and losses as well as trends. Such analyses, performed both at a line-of-business level and by risk event type, enable identification of root causes associated with risk events faced by the businesses. Where available, the internal data can be supplemented with external data for comparative analysis with industry patterns. The data reported will enable the Firm to back-test against self-assessment results.

J.P. Morgan Chase & Co. / 2003 Annual Report

Integrated reporting: The Firm is presently designing an operational risk architecture model to integrate the above individual components into a unified, web-based tool. When fully implemented, this model will enable the Firm to enhance its reporting and analysis of operational risk data, leading to improved risk management and financial performance.

Audit alignment: In addition to conducting independent internal audits, the Firm’s internal audit group provided guidance on the design and implementation of the operational risk framework. This guidance has helped further the Firm-wide implementation of the framework, which in turn has led to a stronger overall control environment. The internal audit group utilizes the business self-assessment results to help focus its internal audits on operational control issues. The group also reviews the effectiveness and accuracy of the business self-assessment process during the conduct of its audits.

Operational Risk Categories

For purposes of analysis and aggregation, the Firm breaks operational risk events down into five primary categories:

•	Clients, products and business practices
•	Fraud, theft and unauthorized activity
•	Execution and processing errors
•	Employment practices and workplace safety
•	Physical asset and infrastructure damage

Compliance with Sarbanes-Oxley Section 404

The Firm intends to use, as much as possible, its existing corporate governance and operational risk management practices to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting. The Firm is currently in the process of evaluating the requirements of Section 404 and of implementing additional procedures into its existing practices. The Firm intends to be in full compliance with the requirements of the Act when they become effective in 2004. For a further discussion on the Act, see page 79 of this Annual Report.

Capital allocation for operational and business risk

During 2003, the Firm implemented a new risk-based capital allocation methodology which estimates operational and business risk independently, on a bottoms-up basis, and allocates capital to each component. Implementation of the new methodology in 2003 resulted in an overall lower amount of capital allocated to the lines of business with respect to operational and business risks.

The operational risk capital model is based on actual losses and potential scenario-based stress losses, with adjustments to the capital calculation to reflect changes in the quality of the control environment and with a potential offset for the use of risk-transfer products. The Firm believes the model is consistent with the proposed Basel II Accord and expects to propose it eventually for qualification under the Advanced Measurement Approach for operational risk.

Business risk is defined as the risk associated with volatility in the Firm’s earnings due to factors not captured by other parts of its economic-capital framework. Such volatility can arise from ineffective design or execution of business strategies, volatile economic or financial market activity, changing client expectations and demands, and restructuring to adjust for changes in the competitive environment. For business risk, capital is allocated to each business based on historical revenue volatility and measures of fixed and variable expenses. Earnings volatility arising from other risk factors, such as credit, market, or operational risk, is excluded from the measurement of business risk capital, as those factors are captured under their respective risk capital models.

Reputation and Fiduciary risk

A firm’s success depends not only on its prudent management of credit, market, operational and business risks, but equally on the maintenance of its reputation among many constituents — clients, investors, regulators, as well as the general public — for business practices of the highest quality.

Attention to its reputation has always been a key aspect of the Firm’s practices, and maintenance of reputation is the responsibility of everyone at the Firm. JPMorgan Chase bolsters this individual responsibility in many ways: the Worldwide Rules of Conduct, training, policies and oversight functions that approve transactions. These oversight functions include a Conflicts Office, which examines transactions with the potential to create conflicts of interest or role for the Firm.

In addition, the Firm maintains a Fiduciary Risk Management Committee (“FRMC”) to oversee fiduciary-related risks that may produce significant losses or reputational damage, and that are not covered elsewhere by the corporate risk management oversight structure. The primary goal of the fiduciary risk management function is to ensure that a business, in providing investment or risk management products or services, performs at the appropriate standard relative to its relationship with a client, whether it be fiduciary or nonfiduciary in nature. A particular focus of the FRMC is the policies and practices that address a business’s responsibilities to a client, including the policies and practices that address client suitability determination, disclosure obligations and performance expectations with respect to the investment and risk management products or services being provided. In this way, the FRMC provides oversight of the Firm’s efforts to measure, monitor and control the risks that may arise in the delivery of such products or services to clients, as well as those stemming from its fiduciary responsibilities undertaken on behalf of employees.

The Firm has an additional structure to account for potential adverse effects on its reputation from transactions with clients, especially complex derivatives and structured finance transactions. This structure, implemented in 2002, reinforces the Firm’s procedures for examining transactions in terms of appropriateness, ethical issues and reputational risk, and it intensifies the Firm’s

J.P. Morgan Chase & Co. / 2003 Annual Report

Management’s discussion and analysis

J.P. Morgan Chase & Co.

scrutiny of the purpose and effect of its transactions from the client’s point of view, with the goal that these transactions are not used to mislead investors or others. The structure operates at three levels: as part of every business’s transaction approval process; through review by regional Policy Review Committees; and through oversight by the Policy Review Office.

Business transaction approval

Primary responsibility for adherence to the policies and procedures designed to address reputation risk lies with the business units conducting the transactions in question. The Firm’s transaction approval process requires review and sign-off from, among others, internal legal/compliance, conflicts, tax and accounting policy groups. Transactions involving an SPE established by the Firm receive particular scrutiny and must comply with a Special-Purpose Vehicle Policy, designed to ensure that every such entity is properly approved, documented, monitored and controlled.

Regional policy review committees

Business units are also required to submit to regional Policy Review Committees proposed transactions that may heighten reputation risk — particularly a client’s motivation and its intended financial disclosure of the transaction. The committees approve, reject or require further clarification on or changes to the transactions. The members of these committees are senior representatives of the business and support units in the region. The committees may escalate transaction review to the Policy Review Office.

Policy Review Office

The Policy Review Office is the most senior approval level for client transactions involving reputation risk issues. The mandate of the Office is to opine on specific transactions brought by the Regional Committees and consider changes in policies or practices relating to reputation risk. The head of the office consults with the Firm’s most senior executives on specific topics and provides regular updates. Aside from governance and guidance on specific transactions, the objective of the policy review process is to reinforce a culture, through a “case study” approach, that ensures that all employees, regardless of seniority, understand the basic principles of reputation risk control and can recognize and address issues as they arise.

Private equity risk management

Risk management

JPMP employs processes for risk measurement and control of private equity risk that are similar to those used for other businesses within the Firm. The processes are coordinated with the Firm’s overall approach to market and concentration risk. Private equity risk is initially monitored through the use of industry and geographic limits. Additionally, to manage the pace of new investments, a ceiling on the amount of annual private equity investment activity has been established.

JPMP’s public equity holdings create a significant exposure to general declines in the equity markets. To gauge that risk, VAR and stress-test exposures are calculated in the same way as they are for the Firm’s trading and nontrading portfolios. JPMP management undertakes frequent reviews of its public security holdings as part of a disciplined approach to sales and hedging issues. Hedging programs are limited but are considered when practical and as circumstances dictate. Over time, the Firm may change the nature and type of hedges it enters into, as well as close hedging positions altogether.

Capital allocation for private equity risk

Internal capital is allocated to JPMP’s public equities portfolio based on stress scenarios which reflect the potential loss inherent in the portfolio in the event of a large equity market decline. Capital is also allocated for liquidity risk, which results from the contractual sales restrictions to which some holdings are subject. For private equities, capital is allocated based on a long-term equity market stress scenario that is consistent with the investment time horizons associated with these holdings. For these investments, additional capital is allocated against the risk of an unexpectedly large number of write-offs or write-downs. The Firm refined its methodology for measuring private equity risk during the second quarter of 2003. It now assigns a moderately higher amount of capital for the risk in the private equity portfolio, most of which is assigned to JPMP.

Critical accounting estimates used by the Firm

The Firm’s accounting policies and use of estimates are integral to understanding the reported results. The Firm’s most complex accounting estimates require management’s judgment to ascertain the valuation of assets and liabilities. The Firm has established detailed policies and control procedures intended to ensure valuation methods, including any judgments made as part of such methods, are well controlled, independently reviewed and applied consistently from period to period.

In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The Firm believes its estimates for determining the valuation of its assets and liabilities are appropriate.

The following is a brief description of the Firm’s critical accounting estimates involving significant management valuation judgments.

J.P. Morgan Chase & Co. / 2003 Annual Report

Allowance for Credit Losses

JPMorgan Chase’s Allowance for credit losses covers the commercial and consumer loan portfolios as well as the Firm’s portfolio of commercial lending-related commitments. The allowance for loan losses is intended to adjust the value of the Firm’s loan assets for probable credit losses as of the balance sheet date in accordance with generally accepted accounting principles. Management also computes an allowance for lending-related commercial commitments using a methodology similar to that used for the commercial loan portfolio. For a further discussion of the methodologies used in establishing the Firm’s Allowance for credit losses, see Note 12 on page 100 of this Annual Report.

Commercial loans and lending-related commitments

The methodology for calculating both the Allowance for loan losses and the Allowance for lending-related commitments involves significant judgment. First and foremost, it involves the early identification of credits that are deteriorating. Second, it involves management judgment to derive loss factors.

The Firm uses a risk rating system to determine the credit quality of its loans. Commercial loans are reviewed for information affecting the obligor’s ability to fulfill its obligations. In assessing the risk rating of a particular loan, among the factors considered include the obligor’s debt capacity and financial flexibility, the level of the obligor’s earnings, the amount and sources of repayment, the level and nature of contingencies, management strength, and the industry and geography in which the obligor operates. These factors are based on an evaluation of historical information and current information as well as subjective assessment and interpretation. Emphasizing one factor over another or considering additional factors that may be relevant in determining the risk rating of a particular loan, but which are not currently an explicit part of the Firm’s methodology, could impact the risk rating assigned by the Firm to that loan.

Management also applies its judgment to derive loss factors associated with each credit facility. These loss factors are determined by facility structure, collateral and type of obligor. Wherever possible, the Firm uses independent, verifiable data or the Firm’s own historical loss experience in its models for estimating these loss factors. Many factors can affect management’s estimates of specific loss and expected loss, including volatility of default probabilities, rating migrations and loss severity. For example, judgment is required to determine how many years of data to include when estimating the possible severity of the loss. If a full credit cycle is not captured in the data, then estimates may be inaccurate. Likewise, judgment is applied to determine whether the loss-severity factor should be calculated as an average over the entire credit cycle or whether to apply the loss-severity factor implied at a particular point in the credit cycle. The application of different loss-severity factors would change the amount of the allowance for credit losses determined appropriate by the Firm. Similarly, there are judgments as to which external data on default probabilities should be used, and when they should be used. Choosing data that are not reflective of the Firm’s specific loan portfolio characteristics could affect loss estimates.

As noted above, the Firm’s allowance for loan losses is sensitive to the risk rating assigned to a loan. Assuming a one-notch downgrade in the Firm’s internal risk ratings for all its commercial loans, the allowance for loan losses for the commercial portfolio would increase by approximately $470 million at December 31, 2003. Furthermore, assuming a 10% increase in the loss severity on all downgraded non-criticized loans, the allowance for commercial loans would increase by approximately $50 million at December 31, 2003. These sensitivity analyses are hypothetical and should be used with caution. The purpose of these analyses is to provide an indication of the impact risk ratings and loss severity have on the estimate of the allowance for loan losses for commercial loans. It is not intended to imply management’s expectation of future deterioration in risk ratings or changes in loss severity. Given the process the Firm follows in determining the risk ratings of its loans and assessing loss severity, management believes the risk ratings and loss severities currently assigned to commercial loans are appropriate. Furthermore, the likelihood of a one-notch downgrade for all commercial loans within a short timeframe is remote.

Consumer loans

The consumer portfolio is segmented into three main business lines: Chase Home Finance, Chase Cardmember Services and Chase Auto Finance. For each major portfolio segment within each line of business, there are three primary factors that are considered in determining the expected loss component of the allowance for loan losses: period-end outstandings, expected loss factor and average life. The various components of these factors, such as collateral, prepayment rates, credit score distributions, collections and the historical loss experience of a business segment, differ across business lines. For example, credit card revolving credit has significantly higher charge-off ratios than fixed mortgage credit. Determination of each factor is based primarily on statistical data and macroeconomic assumptions.

Residual component

Management’s judgments are also applied when considering uncertainties that relate to current macroeconomic and political conditions, the impact of currency devaluation on cross-border exposures, changes in underwriting standards, unexpected correlations within the portfolio or other factors. For example, judgment as to political developments in a particular country will affect management’s assessment of potential loss in the credits that have exposure to that country. A separate allowance component, the residual component, is maintained to cover these uncertainties, at December 31, 2003, in the

J.P. Morgan Chase & Co. / 2003 Annual Report

Management’s discussion and analysis

J.P. Morgan Chase & Co.

commercial portfolio. It is anticipated that the residual component will range between 10% and 20% of the total allowance for credit losses.

Fair value of financial instruments

A portion of JPMorgan Chase’s assets and liabilities are carried at fair value, including trading assets and liabilities, AFS securities and private equity investments. Held-for-sale loans and mortgage servicing rights are carried at the lower of fair value or cost. At December 31, 2003, approximately $346 billion of the Firm’s assets were recorded at fair value.

Fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The majority of the Firm’s assets reported at fair value are based on quoted market prices or on internally developed models that are based on independently sourced market parameters, including interest rate yield curves, option volatilities and currency rates.

The valuation process takes into consideration factors such as liquidity and concentration concerns and, for the derivative portfolio, counterparty credit risk. See the discussion of CVA on page 59 of this Annual Report. Management applies judgment in determining the factors used in the valuation process. For example, there is often limited market data to rely on when estimating the fair value of a large or aged position. Similarly, judgment must be applied in estimating prices for less readily observable external parameters. Finally, other factors such as model assumptions, market dislocations and unexpected correlations can affect estimates of fair value. Imprecision in estimating these factors can impact the amount of revenue or loss recorded for a particular position.

Trading and available-for-sale portfolios

Substantially all of the Firm’s securities held for trading and investment purposes (“long” positions) and securities that the Firm has sold to other parties but does not own (“short” positions) are valued based on quoted market prices. However, certain securities are less actively traded and, therefore, are not always able to be valued based on quoted market prices. The determination of their fair value requires management judgment, as this determination may require benchmarking to similar instruments or analyzing default and recovery rates.

As few derivative contracts are listed on an exchange, the majority of the Firm’s derivative positions are valued using internally developed models that use as their basis readily observable market parameters — that is, parameters that are actively quoted and can be validated to external sources, including industry-pricing services. Certain derivatives, however, are valued based on models with significant unobservable market parameters — that is, parameters that may be estimated and are, therefore, subject to management judgment to substantiate the model valuation. These instruments are normally either less actively traded or trade activity is one-way. Examples include long-dated interest rate or currency swaps, where swap rates may be unobservable for longer maturities; and certain credit products, where correlation and recovery rates are unobservable.

Management judgment includes recording fair value adjustments (i.e., reductions) to model valuations to account for parameter uncertainty when valuing complex or less actively traded derivative transactions.

The table below summarizes the Firm’s trading and AFS portfolios by valuation methodology at December 31, 2003:

	Trading assets		Trading liabilities
	Securities		Securities		AFS
	purchased(a)	Derivatives(b)	sold(a)	Derivatives(b)	securities

Fair value based on:
Quoted market prices	92%	3%	94%	2%	92%
Internal models with significant observable market parameters	7	95	4	96	3
Internal models with significant unobservable market parameters	1	2	2	2	5

Total	100%	100%	100%	100%	100%

(a)	Reflected as Debt and equity instruments on the Firm’s Consolidated balance sheet.
(b)
Based on gross MTM values of the Firm’s derivatives portfolio (i.e., prior to netting positions pursuant to FIN 39), as cross-product netting is not relevant to an analysis based on valuation methodologies.

To ensure that the valuations are appropriate, the Firm has various controls in place. These include: an independent review and approval of valuation models; detailed review and explanation for profit and loss analyzed daily and over time; decomposing the model valuations for certain structured derivative instruments into their components and benchmarking valuations, where possible, to similar products; and validating valuation estimates through actual cash settlement. As markets and products develop and the pricing for certain derivative products becomes more transparent, the Firm refines its valuation methodologies. The Valuation Control Group within the Finance area is responsible for reviewing the accuracy of the valuations of positions taken within the Investment Bank.

For a discussion of market risk management, including the model review process, see Market Risk Management on pages 66-72 of this Annual Report. For further details regarding the Firm’s valuation methodologies, see Note 31 on pages 120-123 of this Annual Report.

J.P. Morgan Chase & Co. / 2003 Annual Report

Loans held-for-sale

The fair value of loans in the held-for-sale portfolio is generally based on observable market prices of similar instruments, including bonds, credit derivatives and loans with similar characteristics. If market prices are not available, fair value is based on the estimated cash flows, adjusted for credit risk that is discounted using a rate appropriate for each maturity that incorporates the effects of interest rate changes.

Private equity investments

Valuation of private investments held by JPMP requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and long-term nature of such assets. Private investments are initially valued based on cost. The carrying values of private investments are adjusted from cost to reflect both positive and negative changes evidenced by financing events with third-party capital providers. In addition, these investments are subject to ongoing impairment reviews by JPMP’s senior investment professionals. A variety of factors are reviewed and monitored to assess impairment including, but not limited to, operating performance and future expectations, industry valuations of comparable public companies, changes in market outlook and the third-party financing environment over time. The Valuation Control Group within the Finance area is responsible for reviewing the accuracy of the carrying values of private investments held by JPMP. For additional information about private equity investments, see the Private equity risk management discussion on page 74 and Note 15 on page 106 of this Annual Report.

MSRs and certain other retained interests

MSRs and certain other retained interests from securitization activities do not trade in an active, open market with readily observable prices. For example, sales of MSRs do occur, but the precise terms and conditions are typically not readily available. Accordingly, the Firm estimates the fair value of MSRs and certain other retained interests using a discounted future cash flow model. The model considers portfolio characteristics, contractually specified servicing fees and prepayment assumptions, delinquency rates, late charges, other ancillary revenues, costs to service and other economic factors. The Firm compares its fair value estimates and assumptions to observable market data where available, to recent market activity and to actual portfolio experience. Management believes that the fair values and related assumptions are comparable to those used by other market participants. For a further discussion of the most significant assumptions used to value these retained interests, as well as the applicable stress tests for those assumptions, see Notes 13 and 16 on pages 100-103 and 107-109, respectively, of this Annual Report.

Nonexchange-traded commodity contracts at fair value

In the normal course of business, JPMorgan Chase trades nonex-change-traded commodity contracts. To determine the fair value of these contracts, the Firm uses various fair value estimation techniques, which are primarily based on internal models with significant observable market parameters. The Firm’s nonex-

change-traded commodity contracts are primarily energy-related contracts. The following table summarizes the changes in fair value for nonexchange-traded commodity contracts for the year ended December 31, 2003:

For the year ended December 31, 2003 (in millions)	Asset position	Liability position

Net fair value of contracts outstanding at January 1, 2003	$1,938	$839
Effect of legally enforceable master netting agreements	1,279	1,289

Gross fair value of contracts outstanding at January 1, 2003	3,217	2,128
Contracts realized or otherwise settled during the period	(2,559)	(2,465)
Fair value of new contracts	303	291
Changes in fair values attributable to changes in valuation techniques and assumptions	—	—
Other changes in fair value	1,370	1,716

Gross fair value of contracts outstanding at December 31, 2003	2,331	1,670
Effect of legally enforceable master netting agreements	(834)	(919)

Net fair value of contracts outstanding at December 31, 2003	$1,497	$751

The following table indicates the schedule of maturities of nonexchange-traded commodity contracts at December 31, 2003:

At December 31, 2003 (in millions)	Asset position	Liability position

Maturity less than 1 year	$842	$901
Maturity 1-3 years	1,128	550
Maturity 4-5 years	356	212
Maturity in excess of 5 years	5	7

Gross fair value of contracts outstanding at December 31, 2003	2,331	1,670
Effects of legally enforceable master netting agreements	(834)	(919)

Net fair value of contracts outstanding at December 31, 2003	$1,497	$751

J.P. Morgan Chase & Co. / 2003 Annual Report

Management’s discussion and analysis

J.P. Morgan Chase & Co.

Accounting and reporting developments

Accounting for stock-based compensation

Effective January 1, 2003, JPMorgan Chase adopted SFAS 123, which establishes the accounting for stock-based compensation and requires that all such transactions, including stock options, be accounted for at fair value and be recognized in earnings. Awards outstanding as of December 31, 2002, if not subsequently modified, continue to be accounted for under APB 25. For a further discussion on the adoption of SFAS 123, see Note 7 on pages 93-95 of this Annual Report.

Consolidation of variable interest entities

In January 2003, the FASB issued FIN 46. Entities that would be assessed for consolidation under FIN 46 are typically referred to as Special-Purpose Entities (“SPEs”), although non-SPE-type entities may also be subject to the guidance. FIN 46 requires a variable interest entity (“VIE”) to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. Effective February 1, 2003, the Firm implemented FIN 46 for VIEs created or modified after January 31, 2003, in which the Firm has an interest.

Effective July 1, 2003, the Firm adopted the provisions of FIN 46 for all VIEs originated prior to February 1, 2003, excluding certain investments made by JPMP. The FASB provided a specific deferral for nonregistered investment companies until the proposed Statement of Position on the clarification of the scope of the Investment Company Audit Guide is finalized, which is expected to occur in mid-2004. The Firm has deferred consolidation of $2.7 billion of additional assets related to JPMP as of December 31, 2003. For further details regarding FIN 46, refer to Note 14 on pages 103-106 of this Annual Report.

In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) to address various technical corrections and implementation issues that have arisen since its issuance. The provisions of FIN 46R are effective for financial periods ending after March 15, 2004, thus the Firm will implement the new provisions effective March 31, 2004. As FIN 46R was recently issued and contains provisions that the accounting profession continues to analyze, the Firm’s assessment of the impact of FIN 46R on all VIEs with which it is involved is ongoing. However, at this time and based on management’s current interpretation, the Firm does not believe that the implementation of FIN 46R will have a material impact on the Firm’s Consolidated financial statements, earnings or capital resources.

Accounting for certain financial instruments with characteristics of both liabilities and equity

In May 2003, the FASB issued SFAS 150, which establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classi-

fy a financial instrument that is within its scope as a liability (or an asset in some circumstances), because that financial instrument embodies an obligation of the issuer. Initially, SFAS 150 was effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective beginning July 1, 2003. In November 2003, the FASB deferred the effective date of the statement with respect to mandatorily redeemable financial instruments of certain nonpublic entities and for certain mandatorily redeemable noncontrolling interests. The implementation of SFAS 150 did not have a material impact on the Firm’s Consolidated financial statements.

Derivative instruments and hedging activities

In April 2003, the FASB issued SFAS 149, which amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. Specifically, SFAS 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative, and when a derivative contains a financing component that warrants special reporting in the Consolidated statement of cash flows. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003; implementation did not have a material effect on the Firm’s Consolidated financial statements in 2003.

Accounting for costs associated with exit or disposal activities

In June 2002, the FASB issued SFAS 146, which establishes new accounting for costs associated with exit or disposal activities initiated after December 31, 2002. SFAS 146 requires a liability for a cost associated with an exit or disposal activity to be recorded when that liability is incurred and can be measured at fair value. Under the previous rules, if management approved an exit plan in one quarter, the costs of that plan generally would have been recorded in the same quarter even if the costs were not incurred until a later quarter. In contrast, under SFAS 146, some costs may qualify for immediate recognition, while other costs may be incurred over one or more quarters. The impact of SFAS 146 will generally be to spread out the timing of the recognition of costs associated with exit or disposal activities.

Impairment of available-for-sale and held-to-maturity securities

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on certain additional quantitative and qualitative disclosure requirements in connection with its deliberations of Issue 03-1, the impairment model for available-for-sale and held-to-maturity securities under SFAS 115. See Note 9 on page 97 of this Annual Report which sets forth the disclosures now required.

J.P. Morgan Chase & Co. / 2003 Annual Report

Goodwill and other intangible assets

Effective January 1, 2002, the Firm adopted SFAS 142 which establishes the accounting for intangible assets (other than those acquired in a business combination). It also addresses the accounting for goodwill and other intangible assets subsequent to an acquisition. For a further discussion on the adoption of SFAS 142, see Note 16 on page 107 of this Annual Report.

Accounting for certain loans or debt securities acquired in a transfer

In December 2003, the AICPA issued Statement of Position 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 provides guidance on the accounting for differences between contractual and expected cash flows from the purchaser’s initial investment in loans or debt securities acquired in a transfer, if those differences are attributable, at least in part, to credit quality. Among other things, SOP 03-3: (1) prohibits the recognition of the excess of contractual cash flows over expected cash flows as an adjustment of yield, loss accrual or valuation allowance at the time of purchase; (2) requires that subsequent increases in expected cash flows be recognized prospectively through an adjustment of yield; and (3) requires that subsequent decreases in expected cash flows be recognized as an impairment. In addition, SOP 03-3 prohibits the creation or carrying over of a valuation allowance in the initial accounting of all loans within its scope that are acquired in a transfer. SOP 03-3 becomes effective for loans or debt securities acquired in fiscal years beginning after December 15, 2004.

Accounting for trading derivatives

In October 2002, the EITF concluded on Issue 02-3, which, effective January 1, 2003, precludes mark-to-market accounting for energy-related contracts that do not meet the definition of a derivative under SFAS 133 (i.e., transportation, storage or capacity contracts). The Firm implemented this provision of Issue 02-3 effective January 1, 2003; implementation did not have a material effect on the Firm’s Consolidated statement of income. In November 2002, as part of the discussion of Issue 02-3, the FASB staff further confirmed their view that an entity should not recognize profit at the inception of a trade involving a derivative financial instrument in the absence of: (a) quoted market prices in an active market, (b) observable prices of other current market transactions or (c) other observable data supporting a valuation technique. This clarification did not have a material impact on the Firm’s Consolidated statements of income in 2002 and 2003. The FASB intends in 2004 to continue to focus on issues relating to the fair value of financial instruments.

Accounting for interest rate lock commitments (“IRLCs”)

IRLCs associated with mortgages (commitments to extend credit at specified interest rates) are currently accounted for as derivative instruments in accordance with SFAS 149. IRLCs are recorded at fair value, with changes in fair value recorded in the income statement.

In October 2003, the FASB added a new project to its agenda to clarify SFAS 133, with respect to the information that should be used to determine the fair value of IRLCs that are accounted for as derivatives, and whether loan commitments should be reported as assets by the issuer of that commitment (i.e., the lender). In December 2003, the SEC prescribed guidance that IRLCs were deemed to be written options from the standpoint of the mortgage lender and, as a result, should be recorded as a liability at inception and remain a liability until the loan is funded. This guidance will be effective for IRLCs entered into with potential borrowers after March 31, 2004. This guidance will impact the timing of revenue recognition related to IRLCs. Further, the impact of this guidance on the Firm’s current practice will be influenced by the volume of new IRLCs, the volume of loan sales and the changes in market interest rates during the period. The Firm is currently assessing the impact of this guidance on its results of operations and hedging strategies.

Management’s Report on Internal Control over Financial Reporting

In June 2003, the Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with its 2004 annual report, JPMorgan Chase will be required to include a report of management on the Firm’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Firm; of management’s assessment of the effectiveness of the Firm’s internal control over financial reporting as of year-end; of the framework used by management to evaluate the effectiveness of the Firm’s internal control over financial reporting; and that the Firm’s independent accounting firm has issued an attestation report on management’s assessment of the Firm’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report.

J.P. Morgan Chase & Co. / 2003 Annual Report

Management’s discussion and analysis

J.P. Morgan Chase & Co.

Comparison between 2002 and 2001

JPMorgan Chase’s 2002 net income was $1.7 billion, relatively flat when compared with the prior year. Net income per diluted share was $0.80 in 2002, unchanged from 2001.

Total revenues for 2002 of $29.6 billion were up by only 1% from 2001. The consumer businesses of the Firm contributed to the higher revenue, benefiting primarily from the gradual reduction in interest rates in 2002. Mortgage originations at Chase Home Finance in high-margin sectors like retail, wholesale, telephone-based and e-commerce reached $113 billion, 30% above the level reached in 2001. This exceptional growth, however, was partly offset by the sluggishness in the wholesale businesses, primarily IB, due to the continued slowdown in market activities, a reflection of the weak economic environment and diminished investor confidence.

From a business-segment point of view, the revenue results were mixed in 2002. CFS revenue of $13.4 billion grew by 24% over 2001, reflecting high volumes across all consumer credit businesses and significant gains in Chase Home Finance from the hedging of MSRs, partially offset by the negative impact of lower interest rates on deposits. TSS reported modest revenue growth, as strong gains in Treasury Services and Institutional Trust Services, attributable mostly to new businesses, were offset by a decline in Investor Services, which suffered from the lower value of assets held under custody. These increases were offset by declines in the Firm’s wholesale businesses. In IB, revenue declined 15%, driven by the reduction in capital markets and lending revenue, as well as in Investment banking fees. The reduction in capital markets revenue was primarily attributable to lower portfolio management revenue related to both fixed income and equities transactions. IMPB’s revenue in 2002 declined 11% from 2001, reflecting the depreciation in the equities market and institutional outflows across all asset classes. JPMP recognized private equity losses of $733 million in 2002, compared with losses of $1.2 billion in 2001, as a result of lower levels of write-downs and write-offs, particularly in the Technology and Telecommunications sectors.

The Firm’s total noninterest expense was $22.8 billion in 2002, down 4% from 2001, with both years incurring several large charges. In 2002, the costs associated with merger and restructuring initiatives were $1.2 billion, versus $2.5 billion in 2001. In addition, in 2002, the Firm recorded a $1.3 billion charge in connection with the settlement of its Enron-related surety litigation and the establishment of a reserve related to certain material litigation, proceedings and investigations, as well as a $98 million charge for unoccupied excess real estate. Excluding the impact of these charges in both years, the Firm’s full-year 2002 noninterest expense of $20.2 billion was lower than that of 2001. Severance and related costs from expense management initiatives, approximately 70% of which were in IB, added $890 million to noninterest expense for 2002. These charges were more than offset by the continued focus on expenses, which kept spending levels low, and by the adoption in 2002 of SFAS 142, which eliminated the amortization of goodwill.

All business segments reported lower-to-flat noninterest expenses, except CFS, where higher business volumes resulted in expense growth. IB and IMPB reduced headcount in response to lower market activity levels. At TSS, tight expense management in 2002 allowed for investments while keeping expense levels essentially flat with 2001.

The Provision for credit losses increased to $4.3 billion in 2002, up 36% from the prior year. This was principally attributable to troubled commercial credits in the Telecommunications and Cable sectors and the impact of the Providian acquisition in 2002, partially offset by a decrease in the consumer provision, reflecting the effect of credit card securitizations.

Income tax expense in 2002 was $856 million, compared with $847 million in 2001. The effective tax rate was 34% in 2002, versus 33% in 2001. The increase in the effective tax rate was principally attributable to the level of income earned in certain state and local tax jurisdictions in 2002.

J.P. Morgan Chase & Co. / 2003 Annual Report

Management’s report on responsibility for financial reporting and Report of independent auditors J.P. Morgan Chase & Co.

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

Management maintains a comprehensive system of internal control to provide reasonable assurance of the proper authorization of transactions, the safeguarding of assets and the reliability of the financial records. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees. J.P. Morgan Chase & Co. maintains a strong internal auditing program that independently assesses the effectiveness of the system of internal control and recommends possible improvements. Management believes that at December 31, 2003, J.P. Morgan Chase & Co. maintained an effective system of internal control.

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

William B. Harrison, Jr.

Chairman and Chief Executive Officer
Dina Dublon

Executive Vice President and Chief Financial Officer

January 20, 2004

To the Board of Directors and stockholders of
J.P. Morgan Chase & Co.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of J.P. Morgan Chase & Co. and its subsidiaries at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of J.P. Morgan Chase & Co.’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 16 to the financial statements, J.P. Morgan Chase & Co. adopted, as of January 1, 2002, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

January 20, 2004

J.P. Morgan Chase & Co. / 2003 Annual Report

Consolidated statement of income

J.P. Morgan Chase & Co.

Year ended December 31, (in millions, except per share data)	2003	2002	2001

Revenue
Investment banking fees	$2,890	$2,763	$3,612
Trading revenue	4,427	2,675	4,972
Fees and commissions	10,652	10,387	9,655
Private equity gains (losses)	33	(746)	(1,233)
Securities gains	1,446	1,563	866
Mortgage fees and related income	892	988	386
Other revenue	579	458	284

Total noninterest revenue	20,919	18,088	18,542

Interest income	23,444	25,284	32,181
Interest expense	11,107	13,758	21,379

Net interest income	12,337	11,526	10,802

Revenue before provision for credit losses	33,256	29,614	29,344
Provision for credit losses	1,540	4,331	3,182

Total net revenue	31,716	25,283	26,162

Noninterest expense
Compensation expense	11,695	10,983	11,844
Occupancy expense	1,912	1,606	1,348
Technology and communications expense	2,844	2,554	2,631
Other expense	5,137	5,111	5,250
Surety settlement and litigation reserve	100	1,300	—
Merger and restructuring costs	—	1,210	2,523

Total noninterest expense	21,688	22,764	23,596

Income before income tax expense and cumulative effect of accounting change	10,028	2,519	2,566
Income tax expense	3,309	856	847

Income before cumulative effect of accounting change	6,719	1,663	1,719
Cumulative effect of change in accounting principle (net of tax)	—	—	(25)

Net income	$6,719	$1,663	$1,694

Net income applicable to common stock	$6,668	$1,612	$1,628

Average common shares outstanding
Basic	2,009	1,984	1,972
Diluted	2,055	2,009	2,024

Net income per common share(a)
Basic	$3.32	$0.81	$0.83
Diluted	3.24	0.80	0.80
Cash dividends per common share	1.36	1.36	1.36

(a)	Basic and diluted earnings per share have been reduced by $0.01 in 2001 because of the impact of the adoption of SFAS 133 relating to the accounting for derivative instruments and hedging activities.
The Notes to consolidated financial statements are an integral part of these statements.

J.P. Morgan Chase & Co. / 2003 Annual Report

Consolidated balance sheet

J.P. Morgan Chase & Co.

December 31, (in millions, except share data)	2003	2002

Assets
Cash and due from banks	$20,268	$19,218
Deposits with banks	10,175	8,942
Federal funds sold and securities purchased under resale agreements	76,868	65,809
Securities borrowed	41,834	34,143
Trading assets:
Debt and equity instruments (including assets pledged of $81,312 in 2003 and $88,900 in 2002)	169,120	165,199
Derivative receivables	83,751	83,102
Securities:
Available-for-sale (including assets pledged of $31,639 in 2003 and $50,468 in 2002)	60,068	84,032
Held-to-maturity (fair value: $186 in 2003 and $455 in 2002)	176	431
Loans (net of Allowance for loan losses of $4,523 in 2003 and $5,350 in 2002)	214,995	211,014
Private equity investments	7,250	8,228
Accrued interest and accounts receivable	12,356	14,137
Premises and equipment	6,487	6,829
Goodwill	8,511	8,096
Other intangible assets	6,480	4,806
Other assets	52,573	44,814

Total assets	$770,912	$758,800

Liabilities
Deposits:
U.S.:
Noninterest-bearing	$73,154	$74,664
Interest-bearing	125,855	109,743
Non-U.S.:
Noninterest-bearing	6,311	7,365
Interest-bearing	121,172	112,981

Total deposits	326,492	304,753
Federal funds purchased and securities sold under repurchase agreements	113,466	169,483
Commercial paper	14,284	16,591
Other borrowed funds	8,925	8,946
Trading liabilities:
Debt and equity instruments	78,222	66,864
Derivative payables	71,226	66,227
Accounts payable, accrued expenses and other liabilities (including the Allowance for lending-related commitments of $324 in 2003 and $363 in 2002)	45,066	38,440
Beneficial interests issued by consolidated variable interest entities	12,295	—
Long-term debt	48,014	39,751
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	6,768	—
Guaranteed preferred beneficial interests in capital debt securities issued by consolidated trusts	—	5,439

Total liabilities	724,758	716,494

Commitments and contingencies (see Note 27)
Stockholders’ equity
Preferred stock	1,009	1,009
Common stock (authorized 4,500,000,000 shares, issued 2,044,436,509 shares in 2003 and 2,023,566,387 shares in 2002)	2,044	2,024
Capital surplus	13,512	13,222
Retained earnings	29,681	25,851
Accumulated other comprehensive income (loss)	(30)	1,227
Treasury stock, at cost (1,816,495 shares in 2003 and 24,859,844 shares in 2002)	(62)	(1,027)

Total stockholders’ equity	46,154	42,306

Total liabilities and stockholders’ equity	$770,912	$758,800

The Notes to consolidated financial statements are an integral part of these statements.

J.P. Morgan Chase & Co. / 2003 Annual Report

Consolidated statement of changes in stockholders’ equity

J.P. Morgan Chase & Co.

Year ended December 31, (in millions, except per share data)	2003	2002	2001

Preferred stock
Balance at beginning of year	$1,009	$1,009	$1,520
Redemption of preferred stock	—	—	(450)
Purchase of treasury stock	—	—	(61)

Balance at end of year	1,009	1,009	1,009

Common stock
Balance at beginning of year	2,024	1,997	1,940
Issuance of common stock	20	27	55
Issuance of common stock for purchase accounting acquisitions	—	—	2

Balance at end of year	2,044	2,024	1,997

Capital surplus
Balance at beginning of year	13,222	12,495	11,598
Issuance of common stock and options for purchase accounting acquisitions	—	—	79
Shares issued and commitments to issue common stock for employee stock-based awards and related tax effects	290	727	818

Balance at end of year	13,512	13,222	12,495

Retained earnings
Balance at beginning of year	25,851	26,993	28,096
Net income	6,719	1,663	1,694
Cash dividends declared:
Preferred stock	(51)	(51)	(66)
Common stock ($1.36 per share each year)	(2,838)	(2,754)	(2,731)

Balance at end of year	29,681	25,851	26,993

Accumulated other comprehensive income (loss)
Balance at beginning of year	1,227	(442)	(241)
Other comprehensive income (loss)	(1,257)	1,669	(201)

Balance at end of year	(30)	1,227	(442)

Treasury stock, at cost
Balance at beginning of year	(1,027)	(953)	(575)
Purchase of treasury stock	—	—	(871)
Reissuance from treasury stock	1,082	107	710
Forfeitures to treasury stock	(117)	(181)	(217)

Balance at end of year	(62)	(1,027)	(953)

Total stockholders’ equity	$46,154	$42,306	$41,099

Comprehensive income
Net income	$6,719	$1,663	$1,694
Other comprehensive income (loss)	(1,257)	1,669	(201)

Comprehensive income	$5,462	$3,332	$1,493

The Notes to consolidated financial statements are an integral part of these statements.

J.P. Morgan Chase & Co. / 2003 Annual Report

Consolidated statement of cash flows

J.P. Morgan Chase & Co.

	Year ended December 31, (in millions)	2003	2002	2001

	Operating activities
	Net income	$6,719	$1,663	$1,694
	Adjustments to reconcile net income to net cash provided by (used in) operating activities:
	Provision for credit losses	1,540	4,331	3,182
	Surety settlement and litigation reserve	100	1,300	—
	Depreciation and amortization	3,101	2,979	2,891
	Deferred tax provision (benefit)	1,428	1,636	(638)
	Private equity unrealized (gains) losses	(77)	641	1,884
	Net change in:
	Trading assets	(2,671)	(58,183)	26,217
	Securities borrowed	(7,691)	2,437	(4,209)
	Accrued interest and accounts receivable	1,809	677	5,819
	Other assets	(9,916)	6,182	(26,756)
	Trading liabilities	15,769	25,402	(20,143)
	Accounts payable, accrued expenses and other liabilities	5,873	(12,964)	7,472
	Other, net	(1,383)	(1,235)	(520)

	Net cash provided by (used in) operating activities	14,601	(25,134)	(3,107)

	Investing activities
	Net change in:
	Deposits with banks	(1,233)	3,801	(4,410)
	Federal funds sold and securities purchased under resale agreements	(11,059)	(2,082)	5,747
	Loans due to sales	138,881	72,742	47,687
	Loans due to securitizations	31,989	24,262	21,888
	Other loans, net	(171,779)	(98,695)	(72,149)
	Other, net	1,541	(3,398)	3,431
Held-to-maturity securities:	Proceeds	221	85	113
	Purchases	—	(40)	(2)
Available-for-sale securities:	Proceeds from maturities	10,548	5,094	7,980
	Proceeds from sales	315,738	219,385	186,434
	Purchases	(301,854)	(244,547)	(182,920)
	Cash used in acquisitions	(669)	(72)	(1,677)
	Proceeds from divestitures of nonstrategic businesses and assets	94	121	196

	Net cash provided by (used in) investing activities	12,418	(23,344)	12,318

	Financing activities
	Net change in:
	U.S. deposits	14,602	9,985	29,119
	Non-U.S. deposits	7,249	1,118	(14,834)
	Federal funds purchased and securities sold under repurchase agreements	(56,017)	41,038	(3,293)
	Commercial paper and other borrowed funds	555	(4,675)	(15,346)
	Other, net	133	—	(91)
	Proceeds from the issuance of long-term debt and capital securities	17,195	11,971	8,986
	Repayments of long-term debt and capital securities	(8,316)	(12,185)	(12,574)
	Proceeds from the net issuance of stock and stock-related awards	1,213	725	1,429
	Redemption of preferred stock	—	—	(511)
	Redemption of preferred stock of subsidiary	—	(550)	—
	Treasury stock purchased	—	—	(871)
	Cash dividends paid	(2,865)	(2,784)	(2,697)

	Net cash (used in) provided by financing activities	(26,251)	44,643	(10,683)

	Effect of exchange rate changes on cash and due from banks	282	453	100
	Net increase (decrease) in cash and due from banks	1,050	(3,382)	(1,372)
	Cash and due from banks at the beginning of the year	19,218	22,600	23,972

	Cash and due from banks at the end of the year	$20,268	$19,218	$22,600
	Cash interest paid	$10,976	$13,534	$22,987
	Cash income taxes paid	$1,337	$1,253	$479

The Notes to consolidated financial statements are an integral part of these statements.

J.P. Morgan Chase & Co. / 2003 Annual Report

Notes to consolidated financial statements

J.P. Morgan Chase & Co.

Note 1	Basis of Presentation

J.P. Morgan Chase & Co. (“JPMorgan Chase” or the “Firm”) is a financial holding company for a group of subsidiaries that provide a wide range of services to a global client base that includes corporations, governments, institutions and individuals. For a discussion of the Firm’s business segment information, see Note 34 on pages 126-127 of this Annual Report.

The accounting and financial reporting policies of JPMorgan Chase and its subsidiaries conform to accounting principles generally accepted in the United States of America (“GAAP”) and prevailing industry practices. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities.

Consolidation

The consolidated financial statements include accounts of JPMorgan Chase and other entities in which the Firm has a controlling financial interest. All material intercompany balances and transactions have been eliminated.

The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such as special purpose entities (“SPEs”), through arrangements that do not involve voting interests.

SPEs are an important part of the financial markets, providing market liquidity by facilitating investors’ access to specific portfolios of assets and risks. They are, for example, critical to the functioning of the mortgage- and asset-backed securities and commercial paper markets. SPEs may be organized as trusts, partnerships or corporations and are typically set up for a single, discrete purpose. SPEs are not operating entities and usually have no employees and a limited life. The basic SPE structure involves a company selling assets to the SPE. The SPE funds the purchase of those assets by issuing securities to investors. The legal documents that govern the transaction describe how the cash earned on the assets must be allocated to the SPE’s investors and other parties that have rights to those cash flows. SPEs can be structured to be bankruptcy-remote, thereby insulating investors from the impact of the creditors of other entities, including the seller of the assets.

There are two different accounting frameworks applicable to SPEs, depending on the nature of the entity and the Firm’s relation to that entity; the qualifying SPE (“QSPE”) framework under SFAS 140 and the variable interest entity (“VIE”) framework under FIN 46. The QSPE framework is applicable when an entity transfers (sells) financial assets to an SPE meeting certain criteria. These criteria are designed to ensure that the activities of the SPE are essentially predetermined in their entirety at the inception of the vehicle and that the transferor cannot exercise control over the entity. Entities meeting these criteria are not consolidated by the transferors. The Firm primarily follows the QSPE model for the securitizations of its residential and commercial mortgages, credit card loans and automobile loans. For further details, see Note 13 on pages 100-103 of this Annual Report.

When the SPE does not meet the QSPE criteria, consolidation is assessed pursuant to FIN 46. A VIE is defined as an entity that: lacks enough equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties; has equity owners who are unable to make decisions, and/or; has equity owners that do not absorb or receive the entity’s losses and returns. VIEs encompass vehicles traditionally viewed as SPEs and may also include other entities or legal structures, such as certain limited-purpose subsidiaries, trusts or investment funds. Entities excluded from the scope of FIN 46 include all QSPEs, regardless of whether the Firm was the transferor, as long as the Firm does not have the unilateral ability to liquidate the vehicle or cause it to no longer meet the QSPE criteria, and other entities that meet certain criteria specified in FIN 46.

FIN 46 requires a variable interest holder (counterparty to a VIE) to consolidate the VIE if that party will absorb a majority of the expected losses of the VIE, receive a majority of the residual returns of the VIE, or both. This party is considered the primary beneficiary of the entity. The determination of whether the Firm meets the criteria to be considered the primary beneficiary of a VIE requires an evaluation of all transactions (such as investments, liquidity commitments, derivatives and fee arrangements) with the entity. The foundation for this evaluation is an expected-loss calculation prescribed by FIN 46. For further details, see Note 14 on pages 103-106 of this Annual Report.

Prior to the Firm’s adoption of FIN 46, the decision of whether or not to consolidate depended on the applicable accounting principles for non-QSPEs, including a determination regarding the nature and amount of investment made by third parties in the SPE. Consideration was given to, among other factors, whether a third party had made a substantive equity investment in the SPE; which party had voting rights, if any; who made decisions about the assets in the SPE; and who was at risk of loss. The SPE was consolidated if JPMorgan Chase retained or acquired control over the risks and rewards of the assets in the SPE.

Financial assets sold to an SPE or a VIE are derecognized when: (1) the assets are legally isolated from the Firm’s creditors, (2) the accounting criteria for a sale are met and (3) the SPE is a QSPE under SFAS 140, or the SPE can pledge or exchange the financial assets. All significant transactions and retained interests

J.P. Morgan Chase & Co. / 2003 Annual Report

between the Firm, QSPEs and nonconsolidated VIEs are reflected on JPMorgan Chase’s Consolidated balance sheet or in the Notes to consolidated financial statements.

Investments in companies that are considered to be voting-interest entities under FIN 46, in which the Firm has significant influence over operating and financing decisions (generally defined as owning a voting or economic interest of 20% to 50%), are accounted for in accordance with the equity method of accounting. These investments are generally included in Other assets, and the Firm’s share of income or loss is included in Other revenue. For a discussion of private equity investments, see Note 15 on page 106 of this Annual Report.

Assets held for clients in an agency or fiduciary capacity by the Firm are not assets of JPMorgan Chase and are not included in the Consolidated balance sheet.

Certain amounts in prior periods have been reclassified to conform to the current presentation.

Use of estimates in the preparation of consolidated financial statements

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expense and disclosures of contingent assets and liabilities. Actual results could be different from these estimates.

Foreign currency translation

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars using applicable rates of exchange. JPMorgan Chase translates revenues and expenses using exchange rates at the transaction date.

Gains and losses relating to translating functional currency financial statements for U.S. reporting are included in Other comprehensive income (loss) within Stockholders’ equity. Gains and losses relating to nonfunctional currency transactions, including non-U.S. operations where the functional currency is the U.S. dollar and operations in highly inflationary environments, are reported in the Consolidated statement of income.

Statement of cash flows

For JPMorgan Chase’s Consolidated statement of cash flows, cash and cash equivalents are defined as those amounts included in Cash and due from banks.

Significant accounting policies

The following table identifies JPMorgan Chase’s significant accounting policies and the Note and page where a detailed description of each policy can be found:

Trading activities	Note 3	Page 87
Other noninterest revenue	Note 4	Page 88
Postretirement employee benefit plans	Note 6	Page 89
Employee stock-based incentives	Note 7	Page 93
Securities	Note 9	Page 96
Securities financing activities	Note 10	Page 98
Loans	Note 11	Page 98
Allowance for credit losses	Note 12	Page 100
Loan securitizations	Note 13	Page 100
Variable interest entities	Note 14	Page 103
Private equity investments	Note 15	Page 106
Goodwill and other intangibles	Note 16	Page 107
Premises and equipment	Note 17	Page 109
Income taxes	Note 24	Page 113
Derivative instruments and hedging activities	Note 28	Page 116
Off-balance sheet lending-related financial instruments and guarantees	Note 29	Page 117
Fair value of financial instruments	Note 31	Page 120

Note 2	Business changes and developments

Agreement to merge with Bank One Corporation

On January 14, 2004, JPMorgan Chase and Bank One Corporation (“Bank One”) announced an agreement to merge. The merger agreement, which has been approved by the boards of directors of both companies, provides for a stock-for-stock merger in which 1.32 shares of JPMorgan Chase common stock will be exchanged, on a tax-free basis, for each share of Bank One common stock. The merged company, headquartered in New York, will be known as J.P. Morgan Chase & Co. and will continue to trade on the New York Stock Exchange under the symbol JPM.

The merger is subject to approval by the shareholders of both institutions as well as U.S. federal and state and non-U.S. regulatory authorities. Completion of the transaction is expected to occur in mid-2004.

Acquisition of the Providian Master Trust

On February 5, 2002, JPMorgan Chase acquired the Providian Master Trust from Providian National Bank. The acquisition consisted of credit card receivables of approximately $7.9 billion and related relationships. The acquired portfolio consisted of approximately 3.3 million credit card accounts.

Note 3	Trading activities

Trading assets include debt and equity securities held for trading purposes that JPMorgan Chase owns (“long” positions). Trading liabilities include debt and equity securities that the Firm has sold to other parties but does not own (“short” positions). The Firm is obligated to purchase securities at a future date to cover the short positions. Included in Trading assets and Trading liabilities

J.P. Morgan Chase & Co. / 2003 Annual Report

Notes to consolidated financial statements

J.P. Morgan Chase & Co.

are the reported receivables (unrealized gains) and payables (unrealized losses) related to derivatives. These amounts include the effect of master netting agreements as permitted under FIN 39. Trading positions are carried at fair value on the Consolidated balance sheet.

Trading revenue

Year ended December 31, (in millions)	2003	2002	2001

Equities(a)	$764	$331	$1,541
Fixed income and other(b)	3,663	2,344	3,431

Total	$4,427	$2,675	$4,972

(a)	Includes equity securities and equity derivatives.
(b)	Includes bonds and commercial paper, various types of interest rate derivatives (including credit derivatives), as well as foreign exchange and commodities.

Trading assets and liabilities

The following table presents the fair value of Trading assets and Trading liabilities for the dates indicated:

December 31, (in millions)	2003	2002

Trading assets
Debt and equity instruments:
U.S. government, federal agencies and municipal securities	$62,381	$68,906
Certificates of deposit, bankers’ acceptances and commercial paper	5,233	4,545
Debt securities issued by non-U.S. governments	22,654	29,709
Corporate securities and other	78,852	62,039

Total debt and equity instruments	$169,120	$165,199

Derivative receivables:
Interest rate	$60,176	$55,260
Foreign exchange	9,760	7,487
Equity	8,863	12,846
Credit derivatives	3,025	5,511
Commodity	1,927	1,998

Total derivative receivables	$83,751	$83,102

Total trading assets	$252,871	$248,301

Trading liabilities
Debt and equity instruments(a)	$78,222	$66,864

Derivative payables:
Interest rate	$49,189	$43,584
Foreign exchange	10,129	8,036
Equity	8,203	10,644
Credit derivatives	2,672	3,055
Commodity	1,033	908

Total derivative payables	$71,226	$66,227

Total trading liabilities	$149,448	$133,091

(a)	Primarily represents securities sold, not yet purchased.

Average Trading assets and liabilities were as follows for the periods indicated:

Year ended December 31, (in millions)	2003	2002

Trading assets - debt and equity instruments	$154,597	$149,173
Trading assets - derivative receivables	85,628	73,641

Trading liabilities - debt and equity instruments(a)	$72,877	$64,725
Trading liabilities - derivative payables	67,783	57,607

(a)	Primarily represents securities sold, not yet purchased.

Note 4	Other noninterest revenue

Investment banking fees

Investment banking fees include advisory and equity and debt underwriting fees. Advisory fees are recognized as revenue when related services are performed. Underwriting fees are recognized as revenue when the Firm has rendered all services to the issuer and is entitled to collect the fee from the issuer, as long as there are no other contingencies associated with the fee (e.g., not contingent on the customer obtaining financing). Underwriting fees are presented net of syndicate expenses. In addition, the Firm recognizes credit arrangement and syndication fees as revenue after satisfying certain retention, timing and yield criteria.

The following table presents the components of Investment banking fees:

Year ended December 31, (in millions)	2003	2002	2001

Underwriting
Equity	$699	$464	$525
Debt	1,549	1,543	1,839

Total Underwriting	2,248	2,007	2,364
Advisory	642	756	1,248

Total	$2,890	$2,763	$3,612

Fees and commissions

Fees and commissions primarily include fees from investment management, custody and institutional trust services, deposit accounts, brokerage services, loan commitments, standby letters of credit and financial guarantees, compensating balances, insurance products and other financial service-related products. These fees are recognized over the period in which the related service is provided. Also included are credit card fees, which primarily include interchange income (transaction-processing fees), late fees, cash advance fees, annual and overlimit fees, and servicing fees earned in connection with securitization activities. Credit card fees are recognized as billed, except for annual fees, which are recognized over a 12-month period.

J.P. Morgan Chase & Co. / 2003 Annual Report

Details of Fees and commissions were as follows:

Year ended December 31, (in millions)	2003	2002	2001

Investment management and service fees	$2,244	$2,322	$2,454
Custody and institutional trust service fees	1,601	1,529	1,611
Credit card fees	2,971	2,869	2,108
Brokerage commissions	1,181	1,139	1,130
Lending-related service fees	580	546	495
Deposit service fees	1,146	1,128	1,023
Other fees	929	854	834

Total fees and commissions	$10,652	$10,387	$9,655

Mortgage fees and related income

Mortgage fees and related income for the years 2003, 2002, and 2001 amounted to $892 million, $988 million, and $386 million, respectively. Mortgage fees and related income primarily includes fees from mortgage origination and servicing activities, revenue generated through loan sales and securitization activities, including related hedges, as well as the impact from hedging mortgage servicing rights with derivatives (both those designated and not designated under SFAS 133). Mortgage servicing fees are recognized over the period that the related service is provided net of amortization. The valuation changes of mortgage servicing rights and the corresponding derivatives are adjusted through earnings in the same period. Gains and losses on loan sales and securitizations are recognized in income upon sale or securitization. Net interest income and securities gains and losses related to these mortgage banking activities are not included in Mortgage fees and related income.

Note 5	Interest income and interest expense

Details of Interest income and expense were as follows:

Year ended December 31, (in millions)	2003	2002	2001

Interest income
Loans	$11,276	$12,057	$15,544
Securities	3,542	3,367	3,647
Trading assets	6,592	6,798	7,390
Federal funds sold and securities purchased under resale agreements	1,497	2,061	3,805
Securities borrowed	323	698	1,343
Deposits with banks	214	303	452

Total interest income	$23,444	$25,284	$32,181

Interest expense
Deposits	$3,604	$5,253	$7,998
Short-term and other liabilities	5,899	7,038	11,098
Long-term debt	1,498	1,467	2,283
Beneficial interests issued by consolidated variable interest entities	106	—	—

Total interest expense	$11,107	$13,758	$21,379

Net interest income	$12,337	$11,526	$10,802
Provision for credit losses	1,540	4,331	3,182

Net interest income after provision for credit losses	$10,797	$7,195	$7,620

Note 6	Postretirement employee benefit plans

The Firm’s defined benefit pension plans are accounted for in accordance with SFAS 87 and SFAS 88. Its postretirement medical and life insurance plans are accounted for in accordance with SFAS 106.

JPMorgan Chase uses a measurement date of December 31 for its postretirement employee benefit plans. The fair value of plan assets is used to determine the expected return on plan assets for its U.S. and non-U.S. defined benefit pension plans. For the U.S. postretirement benefit plan, the market-related value, which recognizes changes in fair value over a five-year period, is used to determine the expected return on plan assets. Unrecognized net actuarial gains and losses are amortized over the average remaining service period of active plan participants, if required.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law on December 8, 2003. As permitted under FSP SFAS 106-1, JPMorgan Chase elected to defer accounting for certain of the effects of the Act pending issuance of final guidance and transition rules. The Firm is currently reviewing the Act and the potential impact on its U.S. postretirement medical plan. Accordingly, the accumulated postretirement benefit obligation and net periodic benefit costs related to this plan do not reflect the effects of the Act. Once final guidance is issued, previously reported information is subject to change.

Defined benefit pension plans

JPMorgan Chase has a qualified noncontributory U.S. defined benefit pension plan that provides benefits to substantially all U.S. employees. The U.S. plan employs a cash balance formula, in the form of service and interest credits, to determine the benefits to be provided at retirement, based on eligible compensation and years of service. Employees begin to accrue plan benefits after completing one year of service, and benefits vest after five years of service. The Firm also offers benefits through defined benefit pension plans to qualifying employees in certain non-U.S. locations based on eligible compensation and years of service.

It is JPMorgan Chase’s policy to fund its pension plans in amounts sufficient to meet the requirements under applicable employee benefit and local tax laws. In 2003, the Firm made two cash contributions to its U.S. defined benefit pension plan: $127 million on February 10 to fully fund the plan’s projected benefit obligation as of December 31, 2002, and $200 million on December 29 to fully fund the plan’s projected benefit obligation as of December 31, 2003. Additionally, the Firm made cash contributions totaling $87 million to fund fully the accumulated benefit obligations of certain non-U.S. defined benefit pension plans as of December 31, 2003. Based on the current funded status of the U.S. and non-U.S. pension plans, the Firm does not expect to make significant fundings in 2004.

J.P. Morgan Chase & Co. / 2003 Annual Report

Notes to consolidated financial statements

J.P. Morgan Chase & Co.

Postretirement medical and life insurance

JPMorgan Chase offers postretirement medical and life insurance benefits to qualifying U.S. employees. These benefits vary with length of service and date of hire and provide for limits on the Firm’s share of covered medical benefits. The medical benefits are contributory, while the life insurance benefits are noncontributory. Postretirement medical benefits are also offered to qualifying U.K. employees.

JPMorgan Chase’s U.S. postretirement benefit obligation is partially funded with corporate-owned life insurance (“COLI”) purchased on the lives of eligible employees and retirees.

While the Firm owns the COLI policies, COLI proceeds (death benefits, withdrawals and other distributions) may be used only to reimburse the Firm for its net postretirement benefit claim payments and related administrative expenses. The U.K. postretirement benefit plan is unfunded.

The following tables present the funded status and amounts reported on the Consolidated balance sheet, the accumulated benefit obligation and the components of net periodic benefit costs reported in the Consolidated statement of income for the Firm’s U.S. and non-U.S. defined benefit pension and postretirement benefit plans.

	Defined benefit pension plans				Postretirement
	U.S.		Non-U.S.		benefit plans(a)
As of December 31, (in millions)	2003	2002	2003	2002	2003	2002

Change in benefit obligation
Benefit obligation at beginning of year	$(4,241)	$(4,007)	$(1,329)	$(1,100)	$(1,126)	$(1,056)
Benefits earned during the year	(180)	(174)	(16)	(16)	(15)	(12)
Interest cost on benefit obligations	(262)	(275)	(74)	(62)	(73)	(69)
Plan amendments	(89)	—	(1)	—	—	10
Employee contributions	—	—	(1)	(1)	(11)	(14)
Actuarial gain (loss)	(262)	(226)	(125)	(92)	(134)	(50)
Benefits paid	386	377	55	47	113	99
Curtailment gain	15	64	—	22	(2)	27
Settlement gain	—	—	—	6	—	—
Special termination benefits	—	—	(1)	(3)	—	(57)
Foreign exchange impact and other	—	—	(167)	(130)	(4)	(4)

Benefit obligation at end of year	$(4,633)	$(4,241)	$(1,659)	$(1,329)	$(1,252)	$(1,126)

Change in plan assets
Fair value of plan assets at beginning of year	$4,114	$4,048	$1,281	$1,058	$1,020	$1,089
Actual return on plan assets	811	(406)	133	(150)	154	(74)
Firm contributions	327	849	87	304	2	16
Settlement payments	—	—	(12)	(6)	—	—
Benefits paid	(386)	(377)	(43)	(47)	(27)	(11)
Foreign exchange impact and other	—	—	157	122	—	—

Fair value of plan assets at end of year	$4,866 (b)	$4,114 (b)	$1,603	$1,281	$1,149	$1,020

Reconciliation of funded status
Funded status	$233	$(127)	$(56)	$(48)	$(103)	$(106)
Unrecognized amounts:
Net transition asset	—	—	(1)	(1)	—	—
Prior service cost	137	56	5	4	8	10
Net actuarial (gain) loss	920	1,224	564	477	156	86

Prepaid (accrued) benefit cost reported in Other assets (Accrued expenses), respectively	$1,290	$1,153	$512 (c)	$432 (c)	$61	$(10)

Accumulated benefit obligation	$(4,312)	$(3,949)	$(1,626)	$(1,295)	NA	NA

(a)
Includes postretirement benefit obligation of $36 million and $38 million and postretirement benefit liability (included in Accrued expenses) of $54 million and $49 million at December 31, 2003 and 2002, respectively, for the U.K. plan, which is unfunded.

(b)	At December 31, 2003 and 2002, approximately $315 million and $295 million, respectively, of U.S. plan assets relate to surplus assets of group annuity contracts.
(c)	At December 31, 2003 and 2002, Accrued expenses related to non-U.S. defined benefit pension plans that JPMorgan Chase elected not to prefund fully totaled $99 million and $81 million, respectively.

J.P. Morgan Chase & Co. / 2003 Annual Report

	Defined benefit pension plans								Postretirement
	U.S.				Non-U.S.				benefit plans(a)
For the year ended December 31, (in millions)	2003		2002	2001	2003		2002	2001	2003		2002	2001

Components of net periodic benefit costs
Benefits earned during the year	$180		$174	$202	$16		$16	$46	$15		$12	$16
Interest cost on benefit obligations	262		275	285	73		62	65	73		69	71
Expected return on plan assets	(322)		(358)	(379)	(83)		(76)	(78)	(92)		(98)	(48)
Amortization of unrecognized amounts:
Prior service cost	6		7	10	—		—	—	1		2	—
Net actuarial (gain) loss	62		—	(5)	36		6	(1)	—		(10)	(12)
Curtailment (gain) loss(b)	2		15	—	8		(3)	—	2		(8)	—
Settlement gain	—		—	—	—		(2)	—	—		—	—
Special termination benefits(b)	—		—	—	—		3	—	—		57	—

Net periodic benefit costs reported in Compensation expense	$190	(c)	$113	$113	$50	(c)	$6 (d)	$32	$(1)	(e)	$24	$27

(a)	Includes net periodic postretirement benefit costs of $2 million in 2003, 2002 and 2001 for the U.K. plan.
(b)	Reflects expense recognized in 2002 due to management-initiated and outsourcing-related employee terminations.
(c)	Increase in net periodic benefit costs resulted from changes in actuarial assumptions and amortization of unrecognized losses.
(d)	Decrease in net periodic benefit costs resulted from conversion of certain non-U.S. defined benefit pension plans to defined contribution plans.
(e)	Decrease in net periodic benefit costs reflects nonrecurring costs in 2002.

JPMorgan Chase has a number of other defined benefit pension plans (i.e., U.S. plans not subject to Title IV of the Employee Retirement Income Security Act). The most significant of these plans is the Excess Retirement Plan, pursuant to which certain employees earn service credits on compensation amounts above the maximum stipulated by law. This plan is a nonqualified noncontributory U.S. pension plan with an unfunded liability at each of December 31, 2003 and 2002, in the amount of $178 million. Compensation expense related to the Firm’s other defined benefit pension plans totaled $19 million in 2003, $15 million in 2002 and $22 million in 2001.

Plan assumptions

JPMorgan Chase’s expected long-term rate of return for U.S. defined benefit pension plan assets is a blended average of its investment advisor’s projected long-term (10 years or more) returns for the various asset classes, weighted by the portfolio allocation. Asset-class returns are developed using a forward-looking building-block approach and are not based strictly on historical returns. Equity returns are generally developed as the sum of inflation, expected real earnings growth and expected long-term dividend yield. Bond returns are generally developed as the sum of inflation, real bond yield and risk spread (as appropriate), adjusted for the expected effect on returns from changing yields. Other asset-class returns are derived from their relationship to equity and bond markets.

In the United Kingdom, which represents the most significant of the non-U.S. pension plans, procedures similar to those in the United States are used to develop the expected long-term rate of return on pension plan assets, taking into consideration local market conditions and the specific allocation of plan assets. The expected long-term rate of return on U.K. plan assets is an average of projected long-term returns for each asset class, selected by reference to the yield on long-term U.K. government bonds and AA-rated long-term corporate bonds, plus an equity risk premium above the risk-free rate.

The expected long-term rate of return for the U.S. postretirement medical and life insurance plans is computed using procedures similar to those used for the U.S. defined benefit pension plan.

The discount rate used in determining the benefit obligation under the U.S. postretirement employee benefit plans is selected by reference to the year-end Moody’s corporate AA rate, as well as other high-quality indices with similar duration to that of the respective plan’s benefit obligations. The discount rate for the U.K. postretirement plans is selected by reference to the year-end iBoxx £ corporate AA 15-year-plus bond rate.

The following tables present the weighted-average annualized actuarial assumptions for the projected and accumulated benefit obligations, and the components of net periodic benefit costs for the Firm’s U.S. and non-U.S. defined benefit pension and postretirement benefit plans, as of year-end.

	U.S.		Non-U.S.
For the year ended December 31,	2003	2002	2003	2002

Weighted-average assumptions used to determine benefit obligations
Discount rate	6.00%	6.50%	2.00-5.40%	1.50-5.60%
Rate of compensation increase	4.50	4.50	1.75-3.75	1.25-3.00

J.P. Morgan Chase & Co. / 2003 Annual Report

Notes to consolidated financial statements

J.P. Morgan Chase & Co.

	U.S.			Non-U.S.
For the year ended December 31,	2003	2002	2001	2003	2002	2001

Weighted-average assumptions used to determine net periodic benefit costs
Discount rate	6.50%	7.25%	7.50-7.75%	1.50-5.60%	2.50-6.00%	2.75-6.25%
Expected long-term rate of return on plan assets:
Pension	8.00	9.25	9.00-9.50	2.70-6.50	3.25-7.25	3.25-8.00
Postretirement benefit	8.00	9.00	9.00-9.50	NA	NA	NA
Rate of compensation increase	4.50	4.50	3.00-4.50	1.25-3.00	2.00-4.00	2.00-4.00

The following tables present JPMorgan Chase’s assumed weighted-average medical benefits cost trend rate, which is used to measure the expected cost of benefits at year-end, and the effect of a one-percentage-point change in the assumed medical benefits cost trend rate:

December 31,	2003	2002	2001

Health care cost trend rate assumed for next year	10%	9%	8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5	5	5
Year that the rate reaches the ultimate trend rate	2010	2008	2005

	1-Percentage-	1-Percentage-
(in millions)	point increase	point decrease

Effect on total service and interest costs	$4	$(3)
Effect on postretirement benefit obligation	51	(44)

At December 31, 2003, the Firm reduced the discount rate used to determine its U.S. benefit obligations to 6.00%. The Firm also reduced the 2004 expected long-term rate of return on U.S. plan assets to 7.75% and 7.00%, respectively, for its pension and other postretirement benefit expenses. The impact of the changes as of December 31, 2003, to the expected long-term rate of return on plan assets and the discount rate is expected to increase 2004 U.S. pension and other postretirement benefit expenses by approximately $35 million. The impact of the changes to the expected long-term rate of return on plan assets and the discount rate on non-U.S. pension and other postretirement benefit expenses is not expected to be material.

JPMorgan Chase’s U.S. pension and other postretirement benefit expenses are most sensitive to the expected long-term rate of return on plan assets. With all other assumptions held constant, a 25-basis point decline in the expected long-term rate of return on U.S. plan assets would result in an increase of approximately $15 million in 2004 U.S. pension and other postretirement benefit expenses. Additionally, a 25-basis point decline in the discount rate for the U.S. plans would result in an increase in 2004 U.S. pension and other postretirement benefit expenses of approximately $12 million and an increase in the related benefit obligation of approximately $143 million. The impact of a decline in the discount rate related to the U.S. pension plan would be significantly offset by the effect of a similar reduction in the assumed interest rate used for crediting participant balances.

Investment strategy and asset allocation

The investment policy for postretirement employee benefit plan assets is to optimize the risk-return relationship as appropriate to the respective plan’s needs and goals, using a global portfolio of various asset classes diversified by market segment, economic sector and issuer. Specifically, the goal is to optimize the asset mix for future benefit obligations, while managing various risk factors and each plan’s investment return objectives. For example, long-duration fixed income securities are included in the U.S. qualified pension plan’s asset allocation, in recognition of its long-duration obligations. Plan assets are managed by a combination of internal and external investment managers and, on a quarterly basis, are rebalanced to target, to the extent economically practical.

The Firm’s U.S. pension plan assets are held in various trusts and are invested in well diversified portfolios of equity (including U.S. large and small capitalization and international equities), fixed income (including corporate and government bonds), Treasury inflation-indexed and high-yield securities, cash equivalents and other securities. Non-U.S. pension plan assets are similarly invested in well-diversified portfolios of equity, fixed income and other securities. Assets of the Firm’s COLI policies, which are used to fund partially the U.S. postretirement benefit plan, are held in separate accounts with an insurance company and are invested in equity and fixed income index funds. Assets used to fund the Firm’s U.S. and non-U.S. defined benefit pension and postretirement benefit plans do not include JPMorgan Chase common stock, except in connection with investments in third-party stock-index funds.

J.P. Morgan Chase & Co. / 2003 Annual Report

The following table presents the weighted-average asset allocation at December 31 and the respective target allocation by asset category for the Firm’s U.S. and non-U.S. defined benefit pension and postretirement benefit plans:

	Defined benefit pension plans						Postretirement
	U.S.			Non-U.S.(a)(b)			benefit plans(c)
	Target	% of plan assets		Target	% of plan assets		Target	% of plan assets
	Allocation	2003	2002	Allocation	2003	2002	Allocation	2003	2002

Asset Class
Debt securities	40%	41%	45%	74%	76%	51%	50%	50%	50%
Equity securities	50	53	50	26	24	49	50	50	50
Real estate	5	5	4	—	—	—	—	—	—
Other	5	1	1	—	—	—	—	—	—

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

(a)	Primarily represents the U.K. plan which accounts for approximately 90% of the non-U.S. plan assets.
(b)	The target allocation for U.K. plan assets was revised in 2003 to reduce the volatility of funding levels, given that the plan is now closed to future participants.
(c)	Represents the U.S. postretirement benefit plan only, as the U.K. plan is unfunded.

Estimated future benefit payments

The following table presents benefit payments expected to be paid, which include the effect of expected future service for the years indicated. The postretirement medical and life insurance payments are net of expected retiree contributions.

		Non-	U.S. and U.K.
	U.S. Pension	U.S. Pension	Postretirement
(in millions)	Benefits	Benefits	Benefits

2004	$326	$52	$108
2005	340	53	111
2006	358	55	114
2007	377	57	117
2008	399	61	118
Years 2009-2013	2,177	351	603

Defined contribution plans

JPMorgan Chase offers several defined contribution plans in the U.S. and certain non-U.S. locations. The most significant of these plans is the JPMorgan Chase 401(k) Savings Plan, covering substantially all U.S. employees. This plan allows employees to make pre-tax contributions to tax-deferred investment portfolios. For most employees, the Firm matches employee contributions dollar-for-dollar up to a certain percentage of eligible compensation per pay period, subject to plan and legal limits. Employees begin to receive matching contributions after completing one year of service; benefits vest after three years of service. The Firm’s defined contribution plans are administered in accordance with applicable local laws and regulations. Compensation expense related to these plans totaled $240 million in 2003, $251 million in 2002 and $208 million in 2001.

Note 7	Employee stock-based incentives

Effective January 1, 2003, JPMorgan Chase adopted SFAS 123 using the prospective transition method. SFAS 123 requires all stock-based compensation awards, including stock options, to be accounted for at fair value. Fair value is based on a Black-Scholes valuation model, with compensation expense recognized in earnings over the required service period. Under the prospective transition method, all new awards granted to employees on or after January 1, 2003, are accounted for under SFAS 123. In connection with the adoption of SFAS 123, the Firm decided to provide key employees, excluding members of the Executive Committee, with the ability to elect to receive the value of their stock-based compensation awards as stock options, restricted stock or any combination thereof. The net effect was to reduce net income by $0.08 per share in 2003. Awards that were outstanding as of December 31, 2002, if not subsequently modified, continue to be accounted for under APB 25. Through December 31, 2002, JPMorgan Chase accounted for its employee stock-based compensation plans under the intrinsic-value method in accordance with APB 25. Under this method, no expense is recognized for stock options granted at the stock price on the grant date, since such options have no intrinsic value. Compensation expense for restricted stock and restricted stock units (“RSUs”) is measured based on the number of shares granted and the stock price at the grant date and is recognized over the required service period.

Key employee stock-based awards

JPMorgan Chase grants long-term stock-based incentive awards to certain key employees under two plans (the “LTI Plans”). The Long-Term Incentive Plan, approved by shareholders in May 2000, provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock and RSU awards, and the Stock Option Plan, a nonshareholder-approved plan, provides for grants of stock options and SARs. Through December 31, 2003, SARs have not been granted under either of these plans.

Under the LTI Plans, stock options are granted with an exercise price equal to JPMorgan Chase’s common stock price on the grant date. Generally, options cannot be exercised until at least one year after the grant date and become exercisable over various periods as determined at the time of the grant. Options generally expire 10 years after the grant date. In January 2001, JPMorgan Chase granted 82.2 million options under the LTI Plans, pursuant to a growth performance incentive program (“GPIP”). Forfeitures of GPIP options aggregated 23.7 million shares through December 31, 2003.

J.P. Morgan Chase & Co. / 2003 Annual Report

Notes to consolidated financial statements

J.P. Morgan Chase & Co.

The following table presents a summary of JPMorgan Chase’s option activity under the LTI Plans during the last three years:

Year ended December 31,	2003		2002		2001
	Number of	Weighted-average	Number of	Weighted-average	Number of	Weighted-average
(Options in thousands)	options	exercise price	options	exercise price	options	exercise price

Options outstanding, January 1	298,731	$40.84	272,304	$41.23	175,232	$31.52
Granted	26,751	22.15	53,230	36.41	136,863	51.07
Exercised	(14,574)	17.47	(9,285)	16.85	(28,954)	25.69
Canceled	(16,882)	47.57	(17,518)	45.59	(10,837)	49.94

Options outstanding, December 31	294,026	$39.88	298,731	$40.84	272,304	$41.23
Options exercisable, December 31	176,163	$37.88	144,421	$34.91	123,045	$30.34

The following table details the distribution of options outstanding under the LTI Plans at December 31, 2003:

	Options outstanding			Options exercisable
(Options in thousands)	Options	Weighted-average	Weighted-average remaining	Options	Weighted-average
Range of exercise prices	outstanding	exercise price	contractual life (in years)	exercisable	exercise price

$3.41 – $20.00	16,409	$16.63	1.3	16,387	$16.63
$20.01 – $35.00	55,671	25.23	5.9	28,664	27.75
$35.01 – $50.00	119,717	40.15	5.9	101,858	40.29
$50.01 – $65.58	102,229	51.27	6.7	29,254	51.32

Total	294,026	$39.88	5.9	176,163	$37.88

Restricted stock and RSUs are granted by JPMorgan Chase under the LTI Plans at no cost to the recipient. Restricted stock/ RSUs are subject to forfeiture until certain restrictions have lapsed, including continued employment for a specified period. The recipient of a share of restricted stock is entitled to voting rights and dividends on the common stock. An RSU entitles the recipient to receive a share of common stock after the applicable restrictions lapse; the recipient is entitled to receive cash payments equivalent to dividends on the underlying common stock during the period the RSU is outstanding.

During 2003, 43.5 million restricted stock/RSU awards were granted by JPMorgan Chase under the LTI Plans. In 2002 and 2001, 24.0 million and 25.9 million awards, respectively, were granted under these plans. All these awards are payable solely in stock. The 2001 grants included 1.3 million restricted stock/ RSU awards that are forfeitable if certain target prices are not achieved. The vesting of these awards is conditioned upon certain service requirements being met and JPMorgan Chase’s common stock price reaching and sustaining target prices within a five-year performance period. During 2002, it was determined that it was no longer probable that the target stock prices related to forfeitable awards granted in 1999, 2000 and 2001 would be achieved within their respective performance periods, and accordingly, previously accrued expenses were reversed. The target stock prices for these awards ranged from $73.33 to $85.00. These awards will be forfeited in 2004 through 2006 if the target stock prices are not achieved.

A portion of certain employees’ cash incentive compensation that exceeded specified levels was awarded in restricted stock/ RSU awards or other deferred investments (the “required deferral plan”) issued under the LTI Plans. These restricted stock/RSU and other deferred awards vest based solely on continued employment. During 2001, 137,500 of such restricted stock/units were granted. The required deferral plan was discontinued in 2002.

Broad-based employee stock options

In January 2003, JPMorgan Chase granted 12.8 million options to all eligible full-time (150 options each) and part-time (75 options each) employees under the Value Sharing Plan, a nonshareholder-approved plan. The exercise price is equal to JPMorgan Chase’s common stock price on the grant date. The options become exercisable over various periods and generally expire 10 years after the grant date.

The following table presents a summary of JPMorgan Chase’s broad-based employee stock option plan activity during the past three years:

Year ended December 31,	2003		2002		2001
	Number of	Weighted-average	Number of	Weighted-average	Number of	Weighted-average
(Options in thousands)	options	exercise price	options	exercise price	options	exercise price

Options outstanding, January 1	113,155	$40.62	87,393	$41.86	67,237	$38.17
Granted	12,846	21.87	32,550	36.85	26,042	51.22
Exercised	(2,007)	13.67	(674)	15.01	(2,267)	27.65
Canceled	(6,172)	37.80	(6,114)	41.14	(3,619)	49.54

Options outstanding, December 31	117,822	$39.11	113,155	$40.62	87,393	$41.86
Options exercisable, December 31	36,396	$32.88	38,864	$31.95	40,390	$31.76

J.P. Morgan Chase & Co. / 2003 Annual Report

The following table details the distribution of broad-based employee stock options outstanding at December 31, 2003:

	Options outstanding			Options exercisable
(Options in thousands)	Options	Weighted-average	Weighted-average remaining	Options	Weighted-average
Range of exercise prices	outstanding	exercise price	contractual life (in years)	exercisable	exercise price

$10.26 – $20.00	5,317	$13.01	0.4	5,317	$13.01
$20.01 – $35.00	19,155	24.66	6.6	7,725	28.79
$35.01 – $50.00	71,048	41.16	6.3	23,354	38.76
$50.01 – $65.58	22,302	51.22	7.1	—	—

Total	117,822	$39.11	6.2	36,396	$32.88

Comparison of the fair and
intrinsic value measurement methods

Pre-tax employee stock-based compensation expense related to these plans totaled $919 million in 2003 (which includes the $266 million impact of adopting SFAS 123), $590 million in 2002 and $798 million in 2001. Compensation expense for 2002 included the reversal of previously accrued expense of $120 million related to forfeitable key employee awards granted in 1999, 2000 and 2001, as discussed above.

The following table presents net income and basic and diluted earnings per share as reported, and as if all outstanding awards were accounted for at fair value. The lower expense from applying SFAS 123 in 2003 compared with 2002 resulted from a decrease in the number of outstanding stock-based compensation awards, a lower common stock price, lower Black-Scholes option fair values and longer vesting periods. The increase in compensation expense after applying SFAS 123 in 2002 compared with 2001 reflects a higher level of options granted in prior years that were not fully vested. This increase is partially offset by a decline in the weighted-average grant-date fair value of options granted in 2002.

Year ended December 31,
(in millions, except per share data)	2003	2002	2001

Net income as reported	$6,719	$1,663	$1,694
Add: Employee stock-based compensation expense originally included in reported net income, net of tax	551	354	479
Deduct: Employee stock-based compensation expense determined under the fair value method for all awards, net of tax	(863)	(1,232)	(1,101)

Pro Forma net income	$6,407	$785	$1,072

Earnings per share:
Basic: As reported	$3.32	$0.81	$0.83
Pro Forma	3.16	0.37	0.51
Diluted: As reported	$3.24	$0.80	$0.80
Pro Forma	3.09	0.37	0.50

The following table presents JPMorgan Chase’s weighted-average grant-date fair values for the employee stock-based compensation awards granted, and the assumptions used to value stock options under a Black-Scholes valuation model:

Year ended December 31,	2003	2002	2001

Weighted-average grant-date fair value
Stock options:
Key employee	$5.60	$11.57	$18.39
Broad-based employee	4.98	9.49	14.60
Restricted stock and RSUs (all payable solely in stock)	22.03	36.28	49.21
Weighted-average annualized stock option valuation assumptions
Risk-free interest rate	3.19%	4.61%	5.08%
Expected dividend yield(a)	5.99	3.72	2.51
Expected common stock price volatility	44	39	37
Assumed weighted-average expected life of stock options (in years)
Key employee	6.8	6.8	6.8
Broad-based employee	3.8	3.8	3.8

(a)	Based primarily on historical data at the grant date.

Note 8	Noninterest expense

Merger and restructuring costs

Merger and restructuring costs associated with various programs announced prior to January 1, 2002, were reflected in the Merger and restructuring costs caption of the Consolidated statement of income and had been incurred as of December 31, 2002. Additionally, all previously recorded liabilities for merger charges had been fully utilized as of year-end 2002: $1.25 billion in connection with the merger of J.P. Morgan and Chase, and $300 million in connection with the right-sizing of employee levels beyond that planned at the time of the merger.

Restructuring costs associated with programs announced after January 1, 2002, are reflected in the related expense category of

J.P. Morgan Chase & Co. / 2003 Annual Report

Notes to consolidated financial statements

J.P. Morgan Chase & Co.

the Consolidated statement of income. A summary of such costs, by expense category and segment, are shown in the following table for 2003 and 2002.

Year ended December 31, (in millions)	2003	2002

Expense category
Compensation	$294	$746
Occupancy	270	22	(b)
Technology and communications	47	30
Other	19	92

Total (a)	$630	$890

Segment
Investment Bank	$347	$587
Treasury & Securities Services	61	17
Investment Management & Private Banking	44	47
JPMorgan Partners	2	—
Chase Financial Services	95	99
Support Units and Corporate	81	140

Total (a)	$630	$890

(a)	With the exception of occupancy-related write-offs, all of the costs in the table required the expenditure of cash.
(b)	Excludes a $98 million charge for unoccupied excess real estate in 2002.

Other expense

Details of Other expense were as follows:

Year ended December 31, (in millions)	2003	2002	2001

Other expense
Professional services	$1,368	$1,303	$1,139
Outside services	1,187	994	888
Marketing	710	689	601
Travel and entertainment	422	411	453
Amortization of intangibles	294	323	729
All other	1,156	1,391	1,440

Total other expense	$5,137	$5,111	$5,250

Note 9	Securities

Securities are classified as Available-for-sale (“AFS”), Held-to-maturity (“HTM”) or Trading. Trading securities are discussed in Note 3 on pages 87–88. Securities are classified as AFS when, in management’s judgment, they may be sold in response to or in anticipation of changes in market conditions. AFS securities are carried at fair value on the Consolidated balance sheet. Unrealized gains and losses after SFAS 133 valuation adjustments are reported as net increases or decreases to Accumulated other comprehensive income (loss). Impairment is evaluated considering numerous factors, and their relative significance varies from case to case. Factors considered in the analysis include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer; and the intent and ability to retain the security in order to allow for an anticipated recovery in market value. If, based on the analysis, it is determined that the impairment is other-than-temporary, the security is written down and a loss is recognized. The specific identification method is used to determine realized gains and losses on AFS securities, which are included in Securities gains (losses) on the Consolidated statement of income. Securities that the Firm has the positive intent and ability to hold to maturity are classified as HTM and are carried at amortized cost on the Consolidated balance sheet.

The following table presents realized gains and losses from AFS securities:

Year ended December 31, (in millions)	2003	2002	2001

Realized gains	$2,123	$1,904	$1,438
Realized losses	(677)	(341)	(572)

Net realized gains (losses)	$1,446	$1,563	$866

The amortized cost and estimated fair value of AFS and HTM securities were as follows for the dates indicated:

	2003				2002
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
December 31, (in millions)	cost	gains	losses	value	cost	gains	losses	value

Available-for-sale securities
U.S. government and federal agencies/corporations obligations:
Mortgage-backed securities	$32,248	$101	$417	$31,932	$40,148	$449	$141	$40,456
Collateralized mortgage obligations	1,825	3	—	1,828	3,271	63	21	3,313
U.S. treasuries	11,617	15	168	11,464	22,870	531	24	23,377
Obligations of state and political subdivisions	2,841	171	52	2,960	1,744	145	14	1,875
Debt securities issued by non-U.S. governments	7,232	47	41	7,238	11,873	58	19	11,912
Corporate debt securities	818	23	8	833	870	20	8	882
Equity securities	1,393	24	11	1,406	1,198	16	18	1,196
Other, primarily asset-backed securities (a)	2,448	61	102	2,407	978	113	70	1,021

Total available-for-sale securities	$60,422	$445	$799	$60,068	$82,952	$1,395	$315	$84,032

Held-to-maturity securities
Total held-to-maturity securities (b)	$176	$10	$—	$186	$431	$24	$—	$455

(a)	Includes CMOs of private issuers, which generally have underlying collateral consisting of obligations of U.S. government and federal agencies and corporations.
(b)	Consists primarily of mortgage-backed securities.

J.P. Morgan Chase & Co. / 2003 Annual Report

Included in the $799 million of unrealized losses on available-for-sale securities at December 31, 2003 is $46 million of unrealized losses that have existed for a period greater than 12 months. These losses primarily relate to $1.5 billion of asset-backed securities held by commercial paper conduits that were consolidated by the Firm in accordance with FIN 46 on July 1, 2003. The securities held by the conduits are of high credit quality, predominantly rated AA or better. Upon adoption of FIN 46, the securities were measured at the amounts at which such interests would have been carried had the Firm consolidated the conduits when it first met the conditions to be considered the primary beneficiary; this resulted in an initial transition adjustment to Other comprehensive income as described in Note 14 on page 106. The overall depreciation in fair value is attributable to the illiquid secondary market for these securities and is considered temporary, as the Firm has the intent and ability to hold these investments with the expectation that the unrealized market value loss will be recovered.

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

The following table presents the amortized cost, estimated fair value and average yield at December 31, 2003, of JPMorgan Chase’s AFS and HTM securities by contractual maturity:

	Available-for-sale securities			Held-to-maturity securities
Maturity schedule of securities	Amortized	Fair	Average	Amortized	Fair	Average
December 31, 2003 (in millions)	cost	value	yield(a)	cost	value	yield(a)

Due in one year or less	$4,899	$4,900	1.89%	$—	$—	—%
Due after one year through five years	9,212	9,175	3.33	—	—	—
Due after five years through 10 years	7,839	7,815	4.20	2	2	7.32
Due after 10 years (b)	38,472	38,178	4.83	174	184	6.91

Total securities	$60,422	$60,068	4.28%	$176	$186	6.92%

(a)
The average yield is based on amortized cost balances at year-end. Yields are derived by dividing interest income (including the effect of related derivatives on AFS securities and the amortization of premiums and accretion of discounts) by total amortized cost. Taxable-equivalent yields are used where applicable.

(b)
Includes securities with no stated maturity. Substantially all of JPMorgan Chase’s MBSs and CMOs are due in 10 years or more based on contractual maturity. The estimated duration, which reflects anticipated future prepayments based on a consensus of dealers in the market, is approximately five years for MBSs and CMOs.

J.P. Morgan Chase & Co. / 2003 Annual Report

Notes to consolidated financial statements

J.P. Morgan Chase & Co.

Note 10	Securities financing activities

JPMorgan Chase enters into resale agreements, repurchase agreements, securities borrowed transactions and securities loaned transactions primarily to finance the Firm’s inventory positions, acquire securities to cover short positions and settle other securities obligations. The Firm also enters into these transactions to accommodate customers’ needs.

Securities purchased under resale agreements (“resale agreements”) and securities sold under repurchase agreements (“repurchase agreements”) are generally treated as collateralized financing transactions and are carried on the Consolidated balance sheet at the amounts the securities will be subsequently sold or repurchased, plus accrued interest. Where appropriate, resale and repurchase agreements with the same counterparty are reported on a net basis in accordance with FIN 41. JPMorgan Chase takes possession of securities purchased under resale agreements. On a daily basis, JPMorgan Chase monitors the market value of the underlying collateral received from its counterparties, consisting primarily of U.S. and non-U.S. government and agency securities, and requests additional collateral from its counterparties when necessary.

Similar transactions that do not meet the SFAS 140 definition of a repurchase agreement are accounted for as “buys” and “sells” rather than financing transactions. These transactions are accounted for as a purchase (sale) of the underlying securities with a forward obligation to sell (purchase) the securities. The forward purchase (sale) obligation, a derivative, is recorded on the Consolidated balance sheet at its fair value, with changes in fair value recorded in Trading revenue. Notional amounts of these transactions accounted for as purchases under SFAS 140 were $15 billion and $8 billion at December 31, 2003 and 2002, respectively. Notional amounts of these transactions accounted for as sales under SFAS 140 were $8 billion and $13 billion at December 31, 2003 and 2002, respectively. Based on the short-term duration of these contracts, the unrealized gain or loss is insignificant.

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

December 31, (in millions)	2003	2002

Securities purchased under resale agreements	$62,801	$57,645
Securities borrowed	41,834	34,143

Securities sold under repurchase agreements	$105,409	$161,394
Securities loaned	2,461	1,661

JPMorgan Chase pledges certain financial instruments it owns to collateralize repurchase agreements and other securities financings. Pledged securities that can be sold or repledged by the secured party are identified as financial instruments owned (pledged to various parties) on the Consolidated balance sheet.

At December 31, 2003, the Firm had received securities as collateral that can be repledged, delivered or otherwise used with a fair value of approximately $210 billion. This collateral was generally obtained under resale or securities-borrowing agreements. Of these securities, approximately $197 billion was repledged, delivered or otherwise used, generally as collateral under repurchase agreements, securities-lending agreements or to cover short sales.

Note 11	Loans

Loans are reported at the principal amount outstanding, net of the allowance for loan losses, unearned income and any net deferred loan fees. Loans held for sale are carried at the lower of aggregate cost or fair value. Loans are classified as “trading” for secondary market trading activities where positions are bought and sold to make profits from short-term movements in price. Loans held for trading purposes are included in Trading assets and are carried at fair value, with the gains and losses included in Trading revenue. Interest income is recognized using the interest method, or on a basis approximating a level rate of return over the term of the loan.

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

Consumer loans are generally charged to the Allowance for loan losses upon reaching specified stages of delinquency, in accordance with the Federal Financial Institutions Examination Council (“FFIEC”) policy. For example, credit card loans are charged off at the earlier of 180 days past due or within 60 days from receiving notification of the filing of bankruptcy. Residential mortgage products are generally charged off to net realizable value at 180 days past due. Other consumer products are generally charged off (to net realizable value if collateralized) at 120 days past due. Accrued interest on residential mortgage products, automobile financings and certain other consumer loans are accounted for in accordance with the nonaccrual loan policy

J.P. Morgan Chase & Co. / 2003 Annual Report

discussed above. Accrued interest on all other loans is generally reversed against interest income when the consumer loan is charged off.

A collateralized loan is considered an in-substance foreclosure and is reclassified to assets acquired in loan satisfactions, within

Other assets, only when JPMorgan Chase has taken physical possession of the collateral. This is regardless of whether formal foreclosure proceedings have taken place.

The composition of the loan portfolio at each of the dates indicated was as follows:

	2003				2002
December 31, (in millions)	U.S.	Non-U.S.	Total		U.S.	Non-U.S.	Total

Commercial loans:
Commercial and industrial	$43,631	$24,618	$68,249		$49,205	$31,446	$80,651
Commercial real estate:
Commercial mortgage	3,182	—	3,182		3,176	2	3,178
Construction	589	79	668		516	379	895
Financial institutions	4,622	5,671	10,293		3,770	2,438	6,208
Non-U.S. governments	—	705	705		—	616	616

Total commercial loans	52,024	31,073	83,097	(d)	56,667	34,881	91,548

Consumer loans:
1–4 family residential mortgages:
First liens	54,460	—	54,460		49,357	12	49,369
Home equity loans	19,252	—	19,252		14,643	—	14,643
Credit card (a)	16,793	—	16,793		19,677	—	19,677
Automobile financings	38,695	—	38,695		33,615	—	33,615
Other consumer	7,193	28	7,221		7,395	117	7,512

Total consumer loans	136,393	28	136,421		124,687	129	124,816

Total loans (b)(c)	$188,417	$31,101	$219,518		$181,354	$35,010	$216,364

(a)
At December 31, 2003, excludes $1.1 billion of accrued interest and fees on securitized credit card loans that were classified in Other assets, consistent with the FASB Staff Position, Accounting for Accrued Interest Receivable Related to Securitized and Sold Receivables under SFAS 140.

(b)	Loans are presented net of unearned income of $1.29 billion and $1.89 billion at December 31, 2003 and 2002, respectively.
(c)	Includes loans held for sale (principally mortgage-related loans) of $20.8 billion and $25.0 billion at December 31, 2003 and 2002, respectively.
(d)	Includes $5.8 billion of loans held by VIEs consolidated under FIN 46.

The following table reflects information about the Firm’s loans held for sale, principally mortgage-related:

Year ended December 31, (in millions)	2003	2002	2001

Net gains on sales of loans held for sale	$933	$754	$581
Lower of cost or market adjustments	26	(36)	(177)

Impaired loans

JPMorgan Chase accounts for and discloses nonaccrual commercial loans as impaired loans and recognizes their interest income as discussed previously for nonaccrual loans. The Firm excludes from impaired loans its small-balance, homogeneous consumer loans; loans carried at fair value or the lower of cost or fair value; debt securities; and leases.

The table below sets forth information about JPMorgan Chase’s impaired loans. The Firm primarily uses the discounted cash flow method for valuing impaired loans:

December 31, (in millions)	2003	2002

Impaired loans with an allowance	$1,597	$3,250
Impaired loans without an allowance (a)	406	412

Total impaired loans	$2,003	$3,662

Allowance for impaired loans under SFAS 114 (b)	$595	$1,106
Average balance of impaired loans during the year	2,969	2,805
Interest income recognized on impaired loans during the year	4	14

(a)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under SFAS 114.
(b)	The allowance for impaired loans under SFAS 114 is included in JPMorgan Chase’s allowance for loan losses.

J.P. Morgan Chase & Co. / 2003 Annual Report

Notes to consolidated financial statements

J.P. Morgan Chase & Co.

Note 12	Allowance for credit losses

JPMorgan Chase’s Allowance for loan losses is intended to cover probable credit losses for which either the asset is not specifically identified or the size of the loss has not been fully determined. Within the allowance, there are specific and expected loss components and a residual component.

The specific loss component covers those commercial loans deemed by the Firm to be criticized. The Firm internally categorizes its criticized commercial loans into three groups: doubtful, substandard and special-mention.

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

JPMorgan Chase’s Risk Management Committee reviews, at least quarterly, the Allowance for credit losses relative to the risk profile of the Firm’s credit portfolio and current economic conditions. The allowance is adjusted based on that review if, in management’s judgment, changes are warranted. As of December 31, 2003, JPMorgan Chase deemed the allowance to be appropriate (i.e., sufficient to absorb losses that are inherent in the portfolio but not yet identifiable).

To provide for the risk of loss inherent in the credit extension process, management also computes specific and expected loss components, as well as a residual component, for lending-related commitments using a methodology similar to that used for the loan portfolio.

JPMorgan Chase maintains an Allowance for credit losses as follows:

Reported in:
Allowance for
credit losses on:	Balance sheet	Income statement

Loans	Allowance for loan losses	Provision for credit losses
Lending-related commitments	Other liabilities	Provision for credit losses

The table below summarizes the changes in the Allowance for loan losses:

Year ended December 31, (in millions)	2003	2002	2001

Allowance for loan losses at January 1	$5,350	$4,524	$3,665
Provision for loan losses	1,579	4,039	3,185
Charge-offs	(2,818)	(4,060)	(2,582)
Recoveries	546	384	247

Net charge-offs	(2,272)	(3,676)	(2,335)
Transfer to Other assets (a)	(138)	—	—
Allowance related to purchased portfolios	—	460	—
Other	4	3	9

Allowance for loan losses at December 31	$4,523	$5,350	$4,524

(a)	Includes $138 million related to the transfer of the allowance for accrued interest and fees on securitized credit card loans.

The table below summarizes the changes in the Allowance for lending-related commitments:

Year ended December 31, (in millions)	2003	2002	2001

Allowance for lending-related commitments at January 1	$363	$282	$283
Provision for lending-related commitments	(39)	292	(3)
Charge-offs	—	(212)	—
Recoveries	—	—	3

Net charge-offs	—	(212)	3
Other	—	1	(1)

Allowance for lending-related commitments at December 31	$324	$363	$282

Note 13	Loan securitizations

JPMorgan Chase securitizes, sells and services various consumer loans originated by Chase Financial Services (residential mortgage, credit card and automobile loans), as well as certain commercial loans (primarily real estate) originated by the Investment Bank. Interests in the sold and securitized loans may be retained as described below.

JPMorgan Chase records a loan securitization as a sale when the transferred loans are legally isolated from the Firm’s creditors and the accounting criteria for a sale are met. Gains or losses recorded on loan securitizations depend, in part, on the carrying amount of the loans sold and are allocated between the loans sold and the retained interests, based on their relative fair values at the date of sale. Since quoted market prices are generally not

J.P. Morgan Chase & Co. / 2003 Annual Report

available, the Firm usually estimates fair value of these retained interests by determining the present value of future expected cash flows using modeling techniques. Such models incorporate management’s best estimates of key variables, such as expected credit losses, prepayment speeds and discount rates appropriate for the risks involved. Gains on securitizations are reported in Other revenue. Retained interests that are subject to prepayment risk, such that JPMorgan Chase may not recover substantially all of its investment, are recorded at fair value, with subsequent adjustments reflected in Other comprehensive income or in earnings, if the fair value of the retained interest has declined below its carrying amount and such decline has been determined to be other-than-temporary.

JPMorgan Chase-sponsored securitizations utilize SPEs as part of the securitization process. These SPEs are structured to meet the definition of a QSPE (as discussed in Note 1); accordingly, the assets and liabilities of securitization-related SPEs are not reflected in the Firm’s Consolidated balance sheet (except for retained interests as described below) but are included on the balance sheet of the SPE purchasing the assets. Assets held by securitization-related SPEs as of December 31, 2003 and 2002, were as follows:

December 31, (in billions)	2003	2002

Credit card receivables	$42.6	$40.2
Residential mortgage receivables	21.1	20.6
Commercial loans	33.8	25.2
Automobile loans	6.5	4.5
Other receivables	—	0.1

Total	$104.0	$90.6

Interests in the securitized loans are generally retained by the Firm in the form of senior or subordinated interest-only strips, subordinated tranches, escrow accounts and servicing rights, and they are primarily recorded in Other assets. In addition, credit card securitization trusts require the Firm to maintain a minimum undivided interest in the trusts, representing the Firm’s interests in the receivables transferred to the trust that have not been securitized. These interests are not represented by security certificates. The Firm’s undivided interests are carried at historical cost and are classified in Loans.

JPMorgan Chase retains servicing responsibilities for all residential mortgage, credit card and automobile loan securitizations and for certain commercial loan securitizations it establishes. The Firm receives annual servicing fees based on the securitized loan balance plus certain ancillary fees. It also retains the right to service the residential mortgage loans it sells in connection with mortgage-backed securities transactions with the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”). For a discussion of mortgage servicing rights, see Note 16 on pages 107-109 of this Annual Report.

The following table summarizes new securitization transactions that were completed during 2003 and 2002; the resulting gains arising from such securitizations; certain cash flows received from such securitizations; and the key economic assumptions used in measuring the retained interests, as of the dates of such sales:

Year ended December 31,	2003				2002
($ in millions)	Mortgage	Credit card	Automobile	Commercial	Mortgage	Credit card	Automobile	Commercial

Principal Securitized	$13,270	$8,823	$4,510	$5,386	$7,220	$9,350	$3,392	$4,300
Pre-tax gains	168	44	13	107	214	45	6	53
Cash flow information:
Proceeds from securitizations	$13,540	$8,823	$4,503	$5,493	$7,403	$9,350	$3,386	$4,284
Servicing fees collected	20	79	15	2	15	73	20	—
Other cash flows received	2	216	12	8	11	211	27	2
Proceeds from collections reinvested in revolving securitizations	—	58,199	—	—	—	44,645	—	334

Key assumptions (rates per annum):
Prepayment rate(a)	10.1-36.2% CPR	8.1-16.5%	1.52-1.57%	50.0%	10.1-25.0% CPR	14.6-14.9%	1.51-1.52%	NA(b)
			WAC/WAM				WAC/WAM

Weighted-average life	2.0-4.6 years	7-12 months	1.7-1.8 years	1.3-5.2 years	3.0-7.7 years	7 months	1.8 years	7.3 years
Expected credit losses	0.0-2.5%(c)	5.5-8.0%	0.5-0.6%	NA(d)	0-1.0%(c)	5.4-5.9%	0.5%	NA(d)
Discount rate	13.0-30.0%	12.0%	3.9-4.5%	1.0-5.0%	15.0-30.0%	5.1-5.9%	5.7-5.9%	8.8%

(a)	CPR: Constant prepayment rate; WAC/WAM: Weighted-average coupon/weighted-average maturity.
(b)	Not applicable since these retained interests are not subject to prepayment risk.
(c)	Expected credit losses for prime mortgage securitizations are minimal and are incorporated into other assumptions.
(d)	Not applicable due to collateral coverage on loans in commercial securitizations.

J.P. Morgan Chase & Co. / 2003 Annual Report

Notes to consolidated financial statements

J.P. Morgan Chase & Co.

In addition, the Firm sold residential mortgage loans totaling $123 billion and $62.2 billion during 2003 and 2002, respectively, primarily as GNMA, FNMA and Freddie Mac mortgage-backed securities; these sales resulted in gains of $564 million in 2003 and $388 million in 2002.

At December 31, 2003 and 2002, the Firm had, with respect to its credit card master trusts, $7.3 billion related to its undivided interest, and $1.1 billion and $978 million, respectively, related to its subordinated interest in accrued interest and fees on the securitized receivables.

The Firm also maintains escrow accounts up to predetermined limits for some of its credit card and automobile securitizations, in the unlikely event of deficiencies in cash flows owed to investors. The amounts available in such escrow accounts are recorded in Other assets and, as of December 31, 2003, amounted to $456 million and $137 million for credit card and automobile securitizations, respectively; as of December 31,

2002, these amounts were $510 million and $94 million for credit card and automobile securitizations, respectively.

The table below summarizes other retained securitization interests, primarily subordinated or residual interests, which are carried at fair value on the Firm’s Consolidated balance sheets.

December 31, (in millions)	2003		2002

Loans
Residential mortgage	$570	(a)	$684	(a)
Credit card	193	(a)	92	(a)
Automobile	151	(a)	151	(a)
Commercial	34		94

Total	$948		$1,021

(a)
Pre-tax unrealized gains (losses) recorded in Stockholders’ equity that relate to retained securitization interests totaled $155 million and $156 million, $11 million and $(1) million, and $6 million and $21 million for residential mortgage, credit card and automobile, at December 31, 2003 and 2002, respectively.

The table below outlines the key economic assumptions and the sensitivity of fair values at December 31, 2003, of the remaining retained interests to immediate 10% and 20% adverse changes in those assumptions:

December 31, 2003 (in millions)	Mortgage	Credit card	Automobile	Commercial

Weighted-average life	1.4-2.7 years	5-15 months	1.5 years	0.6-5.9 years

Prepayment rate	29.0-31.7% CPR	8.1-15.1%	1.5% WAC/WAM	NA(a),50.0%
Impact of 10% adverse change	$(17)	$(7)	$(10)	$(1)
Impact of 20% adverse change	(31)	(13)	(19)	(2)

Loss assumption	0.0-4.0%(b)	5.5-8.0%	0.6%	NA(c)
Impact of 10% adverse change	$(28)	$(21)	$(6)	$—
Impact of 20% adverse change	(57)	(41)	(12)	—
Discount rate	13.0-30.0%(d)	8.3-12.0%	4.4%	5.0-20.9%
Impact of 10% adverse change	$(14)	$(1)	$(1)	$(1)
Impact of 20% adverse change	(27)	(3)	(2)	(2)

(a)	Prepayment risk on certain commercial retained interests are minimal and are incorporated into other assumptions.
(b)	Expected credit losses for prime mortgage securitizations are minimal and are incorporated into other assumptions.
(c)	Not applicable, as modeling assumptions for predominantly all of the commercial retained interests consider overcollateralization coverage.
(d)
During 2003, the Firm sold certain residual interests of approximately $390.5 million from sub-prime mortgage securitizations via Net Interest Margin (“NIM”) securitizations. The Firm retained residual interests in these and prior NIM securitizations of approximately $169.8 million, which are valued using a 30% discount rate.

The sensitivity analysis in the preceding table is hypothetical. Changes in fair value based on a 10% or 20% variation in assumptions generally cannot be extrapolated easily, because the relationship of the change in the assumptions to the change in fair value may not be linear. Also, in this table, the effect that a change in a particular assumption may have on the fair value is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another assumption, which might counteract or magnify the sensitivities.

Expected static-pool net credit losses include actual incurred losses plus projected net credit losses, divided by the original balance of the outstandings comprising the securitization pool.

The table below displays the expected static-pool net credit losses for 2003, 2002 and 2001, based on securitizations occurring in that year:

	Loans securitized in:(a)(b)
	2003		2002		2001
	Mortgage	Auto	Mortgage	Auto	Mortgage	Auto

December 31, 2003	0.0–3.6%	0.9%	0.0–2.8%	0.8%	0.0–2.7%	1.0%
December 31, 2002	NA	NA	0.1–3.7	0.9	0.1–3.8	0.9
December 31, 2001	NA	NA	NA	NA	0.1–2.3	0.8

(a)	No expected static-pool net credit losses on commercial securitizations due to collateral coverage on loans in commercial securitizations.
(b)	Static-pool losses not applicable to credit card securitizations due to their revolving structure.

J.P. Morgan Chase & Co. / 2003 Annual Report

The table below presents information about delinquencies, net credit losses and components of reported and securitized financial assets at December 31, 2003 and 2002:

Type of loan			Loans 90 days or		Net
	Total loans		more past due		charge-offs
December 31,					Year ended
(in millions)	2003	2002	2003	2002	2003	2002

Mortgage (a)	$89,276	$81,570	$898	$956	$224	$272
Credit card	51,649	50,399	1,138	1,096	2,942	2,828
Automobile	45,010	37,980	132	130	196	184
Other (b)	7,221	7,524	87	98	180	189

Consumer loans	193,156	177,473	2,255	2,280	3,542	3,473
Commercial loans	85,205	92,866	2,064	3,749	816	1,881

Total loans reported and securitized (c)	278,361	270,339	4,319	6,029	4,358	5,354

Less: Loans securitized (a)	(58,843)	(53,975)	(1,495)	(1,306)	(2,086)	(1,678)

Reported	$219,518	$216,364	$2,824	$4,723	$2,272	$3,676

(a)	Includes $13.6 billion of outstanding principal balances on securitized sub-prime 1-4 family residential mortgage loans as of December 31, 2003.
(b)	Includes non-U.S. consumer loans.
(c)	Represents both loans on the Consolidated balance sheet and loans that have been securitized, but excludes loans for which the Firm’s only continuing involvement is servicing of the assets.

Total assets held in securitization-related SPEs, as of December 31, 2003, were $104.0 billion (see table on page 101 of this Annual Report). The $58.8 billion of loans securitized at December 31, 2003, shown in the table above excludes: $37.1 billion of securitized loans, in which the Firm’s only continuing involvement is the servicing of the assets; $7.3 billion of seller’s interests in credit card master trusts and subordinated accrued interest and fees; and $0.8 billion of escrow accounts and other assets.

Note 14	Variable interest entities

JPMorgan Chase’s business segments are involved with VIEs in the following manner:

•
Investment Bank — Utilizes VIEs, such as multi-seller conduits, to assist clients in accessing the financial markets in a cost-efficient manner, by providing clients the structural flexibility to meet the needs of investors relating to factors such as price, yield and desired risks. The Firm also acts as a financial intermediary to tailor products for investors. Finally, the IB securitizes commercial mortgages through QSPEs, which are not considered VIEs, to create commercial mortgage-backed securities, as further discussed in Note 13 on pages 100-103 of this Annual Report.

•
Treasury & Securities Services — Provides trustee and custodial services to a number of VIEs. These services are similar to those provided to non-VIEs. TSS earns market-based fees for services provided. Such relationships are not considered significant interests under FIN 46 for disclosure purposes.

•
Investment Management & Private Banking — Provides investment management services to a limited number of the Firm’s mutual funds deemed VIEs. The services provided are similar to the services provided to non-VIEs, as asset manager to the Firm’s mutual funds. IMPB earns a fixed fee based on assets managed; such fee varies with each fund’s investment objective and is industry-competitive. The majority of the residual returns and expected losses are for the account of the funds’ investors. The Firm generally does not hold an equity interest in the funds, although in certain instances, it may hold a nominal interest. For the limited number of funds that qualify as VIEs, the Firm’s interest is not considered significant under FIN 46 for disclosure purposes.

•
JPMorgan Partners — JPMP, the Firm’s private equity business, is involved with entities that may be deemed VIEs. JPMP accounts for its activities in accordance with the Investment Company Audit Guide (“Audit Guide”). The FASB deferred adoption of FIN 46 for non-registered investment companies that apply the Audit Guide. See the FIN 46 Transition section of this Note.

•
Chase Financial Services — Primarily utilizes SPEs to securitize consumer assets; these entities meet the QSPE criteria as discussed in Note 1 on pages 86-87 and Note 13 on pages 100-103 of this Annual Report, and they are not considered VIEs. CFS is primarily involved with VIEs as part of its middle market business. This involvement includes: (1) synthetic lease transactions, in which the Firm provides financing to a VIE; in turn, the VIE purchases assets, which are then leased by the VIE to the Firm’s customer; and (2) structuring and administering independent, member-owned finance entities for companies with dedicated distribution systems, where the Firm may also provide some liquidity, letters of credit and/or derivative instruments. Chase Middle Market earns market-based fees for providing such services. The VIEs that the Firm either has an investment in or lends to neither meet the requirements for consolidation nor are considered significant for disclosure purposes, since the significant first-loss position is held by third parties.

As noted above, there are two broad categories of transactions involving VIEs with which the IB is involved: multi-seller conduits and client intermediation. These are discussed more fully below.

Multi-seller conduits

JPMorgan Chase serves as the administrator, and provides contingent liquidity support and limited credit enhancement, for several commercial paper conduits. These conduits give clients access to liquidity in the commercial paper markets by allowing them to sell assets to the conduit, which then issues commercial paper to investors to fund the purchases. The Firm does not sell assets to or service the assets held by these commercial paper

J.P. Morgan Chase & Co. / 2003 Annual Report

Notes to consolidated financial statements

J.P. Morgan Chase & Co.

conduits. Commercial paper issued by conduits for which the Firm acts as administrator aggregated $11.7 billion at December 31, 2003, and $17.5 billion at December 31, 2002. The commercial paper issued is backed by sufficient collateral, credit enhancements and commitments to provide liquidity to support receiving at least an A-1, P-1 and, in certain cases, an F1 rating.

The Firm had commitments to provide liquidity on an asset-specific basis to these vehicles in an amount up to $18.0 billion at December 31, 2003, and $23.5 billion at December 31, 2002. Third-party banks had commitments to provide liquidity on an asset-specific basis to these vehicles in an amount up to $700 million at December 31, 2003, and up to $900 million at December 31, 2002. Asset-specific liquidity is the primary source of liquidity support for the conduits. In addition, program-wide liquidity is provided by JPMorgan Chase to these vehicles in the event of short-term disruptions in the commercial paper market; these commitments totaled $2.6 billion and $2.7 billion at December 31, 2003 and 2002, respectively. For certain multi-seller conduits, JPMorgan Chase also provides limited credit enhancement, primarily through the issuance of letters of credit. Commitments under these letters of credit totaled $1.9 billion and $3.4 billion at December 31, 2003 and 2002, respectively. JPMorgan Chase applies the same underwriting standards in making liquidity commitments to conduits as the Firm would with other extensions of credit.

If JPMorgan Chase were downgraded below A-1, P-1 and, in certain cases, F1, the Firm could also be required to provide funding under these liquidity commitments, since commercial paper rated below A-1, P-1 or F1 would generally not be issuable by the vehicle. Under these circumstances, the Firm could either replace itself as liquidity provider or facilitate the sale or refinancing of the assets held in the VIE in other markets.

JPMorgan Chase’s maximum credit exposure to these vehicles at December 31, 2003, is $18.7 billion, as the Firm cannot be obligated to fund the entire notional amounts of asset-specific liquidity, program-wide liquidity and credit enhancement facilities at the same time. However, the Firm views its credit exposure to multi-seller conduit transactions as limited. This is because, for the most part, the Firm is not required to fund under the liquidity facilities if the assets in the VIE are in default. Additionally, the Firm’s obligations under the letters of credit are secondary to the risk of first loss provided by the client or other third parties — for example, by the overcollateralization of the VIE with the assets sold to it.

JPMorgan Chase consolidated these asset-backed commercial paper conduits at July 1, 2003, in accordance with FIN 46 and recorded the assets and liabilities of the conduits on its Consolidated balance sheet. In December 2003, one of the multi-seller conduits was restructured with the issuance of preferred securities acquired by an independent third-party investor, who will absorb the majority of the expected losses of the conduit. In determining the primary beneficiary of the conduit, the Firm leveraged an existing rating agency model that is an independent market standard to size the expected losses and considered the relative rights and obligations of each of the variable interest holders. As a result of the restructuring, JPMorgan Chase deconsolidated approximately $5.4 billion of the vehicle’s assets and liabilities as of December 31, 2003.

The remaining conduits continue to be consolidated on the Firm’s balance sheet at December 31, 2003: $4.8 billion of assets recorded in Loans, and $1.5 billion of assets recorded in Available-for-sale securities.

Client intermediation

As a financial intermediary, the Firm is involved in structuring VIE transactions to meet investor and client needs. The Firm intermediates various types of risks (including, for example, fixed income, equity and credit), typically using derivative instruments. In certain circumstances, the Firm also provides liquidity and other support to the VIEs to facilitate the transaction. The Firm’s current exposure to nonconsolidated VIEs is reflected in its Consolidated balance sheet or in the Notes to consolidated financial statements. The risks inherent in derivative instruments or liquidity commitments are managed similarly to other credit, market and liquidity risks to which the Firm is exposed.

Assets held by certain client intermediation-related VIEs at December 31, 2003 and 2002, were as follows:

December 31, (in billions)	2003	2002

Structured commercial loan vehicles	$5.3	$7.2
Credit-linked note vehicles	17.7	9.2
Municipal bond vehicles	5.5	5.0
Other client intermediation vehicles	5.8	7.4

The Firm has created structured commercial loan vehicles managed by third parties, in which loans are purchased from third parties or through the Firm’s syndication and trading functions and funded by issuing commercial paper. Investors provide collateral and have a first risk of loss up to the amount of collateral pledged. The Firm retains a second-risk-of-loss position for these vehicles and does not absorb a majority of the expected losses of the vehicles. Documentation includes provisions intended, subject to certain conditions, to enable JPMorgan Chase to terminate the transactions related to a particular loan vehicle if the value of the relevant portfolio declines below a specified level. The amount of the commercial paper issued by these vehicles totaled $5.3 billion as of December 31, 2003, and $7.2 billion as of December 31, 2002. JPMorgan Chase was committed to provide liquidity to these VIEs of up to $8.0 billion at December 31, 2003, and $12.0 billion at December 31, 2002. The Firm’s maximum exposure to loss to these vehicles at December 31, 2003, was $5.5 billion, which reflects the netting of collateral and other program limits.

J.P. Morgan Chase & Co. / 2003 Annual Report

The Firm structures credit-linked notes in which the VIE purchases highly-rated assets (such as asset-backed securities) and enters into a credit derivative contract with the Firm to obtain exposure to a referenced credit not held by the VIE. Credit-linked notes are issued by the VIE to transfer the risk of the referenced credit to the investors in the VIE. Clients and investors often prefer a VIE structure, since the credit-linked notes generally carry a higher credit rating than they would if issued directly by JPMorgan Chase. The Firm’s derivative contract is not considered a significant variable interest in the VIE, because it does not absorb risk but rather adds risk to the vehicle, which is ultimately absorbed by the investors. The fair value of the Firm’s derivative contracts with credit-linked notes vehicles was not material at December 31, 2003. Assets of $2.1 billion and $1.3 billion reported in the table above were recorded on the Firm’s Consolidated balance sheet at December 31, 2003 and December 31, 2002, respectively, due to other contractual relationships held by the Firm that relate to the collateral held by the VIE.

The Firm is involved with municipal bond vehicles for the purpose of creating a series of secondary market trusts that allow tax-exempt investors to finance their investments at short-term tax-exempt rates. The VIE purchases fixed-rate, longer-term highly rated municipal bonds by issuing puttable floating-rate certificates and inverse floating-rate certificates; the investors in the inverse floating-rate certificates are exposed to the residual losses of the VIE (the “residual interests”). The Firm often serves as remarketing agent for the VIE and provides liquidity to support the remarketing; total liquidity commitments were $1.8 billion and $1.5 billion at December 31, 2003 and 2002, respectively. In circumstances where the Firm owns the residual interests, the Firm consolidates the VIE; total amounts consolidated were $2.5 billion and $1.3 billion at December 31, 2003 and 2002, respectively, which are reported in the table above. In circumstances where third party investors own the residual interests, the Firm’s exposure is limited because of the high credit quality of the underlying municipal bonds, the market-value triggers based on the value of the underlying collateral and the residual interests held by third parties. The Firm’s maximum credit exposure to all municipal bond vehicles was $4.3 billion at December 31, 2003.

Additionally, JPMorgan Chase structures, on behalf of clients, other client intermediation vehicles in which the Firm transfers the risks and returns of the assets held by the VIE, typically debt and equity instruments, to clients through derivative contracts. The Firm’s net exposure arising from these intermediation transactions is not significant. The Firm’s current exposure to all of these vehicles is reflected in its Consolidated financial statements, as the fair value of the derivative contracts are recorded in Trading assets or Trading liabilities, and changes in fair value are recognized in Trading revenue.

Finally, the Firm may enter into transactions with VIEs structured by other parties. These transactions can include, for example, acting as a derivative counterparty, liquidity provider, investor, underwriter, placement agent, trustee or custodian. These transactions are conducted at arm’s length, and individual credit decisions are based upon the analysis of the specific VIE, taking into consideration the quality of the underlying assets. JPMorgan Chase records and reports these positions similarly to any other third-party transaction. For example, derivative contracts are recorded at fair value and reported in Note 31 on pages 120-123 of this Annual Report, whereas liquidity facilities are included within the Firm’s lending-related commitments, described in more detail in Note 29 on pages 117-119 of this Annual Report. Fees received when the Firm operates in an administrative capacity, such as underwriter, trustee or custodian, are recorded in Fees and commissions. These activities do not cause JPMorgan Chase to absorb a majority of the expected losses of the VIEs or receive a majority of the residual returns of the VIE, and they are not considered significant for disclosure purposes.

FIN 46 Transition

Effective February 1, 2003, JPMorgan Chase implemented FIN 46 for VIEs created or modified after January 31, 2003, in which the Firm has an interest. Effective July 1, 2003, the Firm implemented FIN 46 for all VIEs originated prior to February 1, 2003, excluding certain investments made by its private equity business, as discussed below. The effect of adoption was an incremental increase in the Firm’s assets and liabilities of approximately $17 billion at July 1, 2003, and $10 billion at December 31, 2003. The increase primarily related to Firm-sponsored multi-seller asset-backed commercial paper conduits and other entities in which the Firm’s trading and investment functions have interests that absorb a majority of the expected losses in the structures. In addition, certain VIEs with assets of approximately $2 billion at December 31, 2003 that had been consolidated under prior accounting literature continue to be consolidated in accordance with FIN 46. As a result of its adoption of FIN 46, the Firm also deconsolidated certain vehicles, primarily the wholly-owned Delaware statutory business trusts further discussed in Note 18 on pages 110-111 of this Annual Report.

The Firm’s private equity business is involved with entities that may be deemed VIEs. The FASB permitted nonregistered investment companies to defer consolidation of VIEs with which they are involved until the proposed Statement of Position on the clarification of the scope of the Investment Company Audit Guide is finalized, which is expected in mid-2004. Following issuance of the Statement of Position, the FASB will consider further modification to FIN 46 to provide an exception for companies that qualify to apply the revised Audit Guide. The Firm applied this deferral provision and did not consolidate $2.7 billion of

J.P. Morgan Chase & Co. / 2003 Annual Report

Notes to consolidated financial statements

J.P. Morgan Chase & Co.

additional assets in potential VIEs with which JPMP is involved as of December 31, 2003. Following issuance of the revised Audit Guide and further modification, if any, to FIN 46, the Firm will assess the effect of such guidance on its private equity business.

Upon adoption of FIN 46, the assets, liabilities and noncontrolling interests of VIEs were generally measured at the amounts at which such interests would have been carried had FIN 46 been effective when the Firm first met the conditions to be considered the primary beneficiary. For certain VIEs, the initial carrying amount of the assets and liabilities (approximately $1.7 billion) was based on fair value at July 1, 2003, due to limited historical information. The difference between the net amount added to the balance sheet and the amount of any previously recognized interest in the newly consolidated entity was recognized as a cumulative effect of an accounting change at July 1, 2003, which resulted in a $2 million (after-tax) reduction to the Firm’s consolidated earnings. The Firm also recorded a $34 million (after-tax) reduction in Other comprehensive income, related to Available-for-sale securities and derivative cash flow hedges; these were related to entities measured at the amount at which such interests would have been carried had FIN 46 been effective when the Firm first met the conditions of being the primary beneficiary.

The following table summarizes the Firm’s total consolidated VIE assets, by classification on the Consolidated balance sheet, as of December 31, 2003.

December 31, (in billions)	2003

Consolidated VIE assets (a)
Loans (b)	$5.8
Investment securities	3.8
Trading assets (c)	2.7
Other assets	0.1

Total consolidated assets	$12.4

(a)
The Firm also holds $3 billion of assets, primarily as a seller’s interest, in certain consumer securitizations in a segregated entity, as part of a two-step securitization transaction. This interest is included in the securitization activities disclosed in Note 13 on pages 100-103 of this Annual Report and is not included herein.

(b)	Primarily relates to the consolidated multi-seller asset-backed commercial paper conduits.
(c)	Includes securities and derivatives.

In the third quarter of 2003, the Firm classified the interest-bearing beneficial interest liabilities issued by consolidated VIEs in a new line item titled “Beneficial interests issued by consolidated variable interest entities.” The holders of these beneficial interests do not have recourse to the general credit of JPMorgan Chase. See Note 18 on page 110 of this Annual Report for the maturity profile of the FIN 46 long-term beneficial interests.

In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) to address various technical corrections and implementation issues that have arisen since the issuance of FIN 46. The provisions of FIN 46R are effective for financial periods ending after March 15, 2004. The Firm will adopt FIN 46R at the effective date and is currently assessing the impact of FIN 46R on all VIEs with which it is involved.

Note 15	Private equity investments

Private equity investments are primarily held by JPMorgan Partners (“JPMP”), the Firm’s global private equity investment business segment. JPMP invests in buyouts, growth equity and venture opportunities in the normal course of business. These investments are accounted for under investment company guidelines. Accordingly, these investments, irrespective of the percentage of equity ownership interest held by JPMP, are carried on the Consolidated balance sheet at fair value. Realized and unrealized gains and losses arising from changes in value are reported in Private equity gains (losses) in the Consolidated statement of income in the period that the gain or loss occurs.

Private investments are initially valued based on cost. The carrying values of private investments are adjusted from cost to reflect both positive and negative changes evidenced by financing events with third-party capital providers. In addition, these investments are subject to ongoing impairment reviews by JPMP’s senior investment professionals. A variety of factors are reviewed and monitored to assess impairment — including, but not limited to, operating performance and future expectations, comparable industry valuations of public companies, changes in market outlook and changes in the third-party financing environment. The Valuation Control Group within the Finance area is responsible for reviewing the accuracy of the carrying values of private investments held by JPMP.

JPMP also holds public equity investments, generally obtained through the initial public offering of private equity investments. These investments are marked to market at the quoted public value. To determine the carrying values of these investments, JPMP incorporates the use of discounts to take into account the fact that it cannot immediately realize or hedge the quoted public values as a result of regulatory, corporate and/or contractual sales restrictions imposed on these holdings.

The following table presents the carrying value and cost of the private equity investment portfolio for the dates indicated:

	2003		2002
	Carrying		Carrying
December 31,(in millions)	value	Cost	value	Cost

Total investment portfolio	$7,250	$9,147	$8,228	$10,312

The following table presents private equity investment realized and unrealized gains and losses for the periods indicated:

Year ended December 31, (in millions)	2003	2002	2001

Realized gains (losses)	$(44)	$(105)	$651
Unrealized gains (losses)	77	(641)	(1,884)

Private equity gains (losses) (a)	$33	$(746)	$(1,233)

(a)	Includes the impact of portfolio hedging activities.

J.P. Morgan Chase & Co. / 2003 Annual Report

Note 16	Goodwill and other intangible assets

Effective January 1, 2002, the Firm adopted SFAS 142, reclassifying certain intangible assets from Goodwill to Other intangible assets. There was no impairment of goodwill upon adoption of SFAS 142.

Goodwill is not amortized, but instead tested for impairment at the reporting-unit segment (which is one level below the five major business segments as described in Note 34 on pages 126-127 of this Annual Report). Goodwill is tested annually (during the fourth quarter) or more often if events or circumstances, such as adverse changes in the business climate, indicate there may be impairment. Other acquired intangible assets determined to have finite lives, such as core deposits and credit card relationships, are amortized over their estimated useful lives in a manner that best reflects the economic benefits of the intangible asset. In addition, impairment testing is performed periodically on these amortizing intangible assets.

The following table presents the impact of SFAS 142 on net income and earnings per share had the accounting standard been in effect for 2001:

Year ended December 31, (in millions,			Pro Forma
except earnings per share)	2003	2002	2001

Net Income
Income before effect of accounting change	$6,719	$1,663	$1,719
Net effect of change in accounting principle	—	—	(25)

Net income	6,719	1,663	1,694
Goodwill amortization, net of taxes	—	—	393

Adjusted net income	$6,719	$1,663	$2,087

Basic Earnings per Share
Reported basic earnings per share	$3.32	$0.81	$0.83
Goodwill amortization	—	—	0.19

Adjusted basic earnings per share	$3.32	$0.81	$1.02

Diluted Earnings per Share
Reported diluted earnings per share	$3.24	$0.80	$0.80
Goodwill amortization	—	—	0.19

Adjusted diluted earnings per share	$3.24	$0.80	$0.99

Goodwill and Other intangible assets consist of the following:

December 31, (in millions)	2003	2002

Goodwill	$8,511	$8,096

Other intangible assets:
Mortgage servicing rights	$4,781	$3,230
Purchased credit card relationships	1,014	1,269
All other intangibles	685	307

Total other intangible assets	$6,480	$4,806

Goodwill

Goodwill increased during 2003 by $415 million, principally in connection with acquisitions of businesses by Treasury & Securities Services, and purchase accounting adjustments. No goodwill was written off during 2003 or 2002.

Goodwill by business segment is as follows:

December 31, (in millions)	2003	2002

Investment Bank	$2,058	$2,051
Treasury & Securities Services	1,390	996
Investment Management & Private Banking	4,179	4,165
JPMorgan Partners	377	377
Chase Financial Services	507	507

Total goodwill	$8,511	$8,096

Mortgage servicing rights

JPMorgan Chase recognizes as intangible assets Mortgage servicing rights (“MSRs”), which represent the right to perform specified residential mortgage servicing activities for others. MSRs are either purchased from third parties or retained upon sale or securitization of mortgage loans. Servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of the borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to the investors of the mortgage-backed securities.

The amount capitalized as MSRs represents the amount paid to third parties to acquire MSRs or is based on fair value if retained upon sale or securitization of mortgage loans. The Firm estimates the fair value of MSRs using a discounted future cash flow model. The model considers portfolio characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenues, costs to service and other economic factors. The Firm compares its fair value estimates and assumptions to observable market data where available and to recent market activity and actual portfolio experience. Management believes that the assumptions used to estimate fair values are supportable and reasonable.

The Firm accounts for its MSRs at the lower of cost or market, in accordance with SFAS 140. MSRs are amortized as a reduction of the actual servicing income received in proportion to, and over the period of the estimated future net servicing income stream of, the underlying mortgage loans. For purposes

J.P. Morgan Chase & Co. / 2003 Annual Report

Notes to consolidated financial statements

J.P. Morgan Chase & Co.

of evaluating and measuring impairment of MSRs, the Firm stratifies its portfolio on the basis of the predominant risk characteristics: loan type and interest rate. Any indicated impairment is recognized as a reduction in revenue through a valuation allowance to the extent that the carrying value of an individual stratum exceeds its estimated fair value.

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

The carrying value of MSRs is sensitive to changes in interest rates, including their effect on prepayment speeds. The Firm offsets this interest rate risk by designating certain derivatives (e.g., a combination of swaps, swaptions and floors that produces an interest rate profile opposite to the designated risk of the hedged MSRs) as fair value hedges of specified MSRs under SFAS 133. SFAS 133 hedge accounting allows the carrying value of the hedged MSRs to be adjusted through earnings in the same period that the change in value of the hedging derivatives is recognized through earnings. Both of these valuation adjustments are recorded in Mortgage fees and related income.

When applying SFAS 133, the loans underlying the MSRs being hedged are stratified into specific SFAS 133 similar-asset groupings that possess similar interest rate and prepayment risk exposures. The documented hedge period for the Firm is daily. Daily adjustments are performed to incorporate new or terminated derivative contracts and to modify the amount of the corresponding similar asset grouping that is being hedged. The Firm has designated changes in the benchmark interest rate (LIBOR) as the hedged risk. In designating the benchmark interest rate, the Firm considers the impact that the change in the benchmark rate has on the prepayment speed estimates in determining the fair value of the MSRs. The Firm performs both prospective and retrospective hedge effectiveness evaluations, using a regression analysis, to determine whether the hedge relationship is expected to be highly effective. Hedge effectiveness is assessed by comparing the change in the value of the MSRs as a result of changes in benchmark interest rates to the change in the value of the designated derivatives. For a further discussion on derivative instruments and hedging activities, see Note 28 on pages 116-117 of this Annual Report.

AFS securities are also used to manage the risk exposure of MSRs. These instruments are accounted for as stand-alone instruments, because AFS securities do not qualify as hedges under SFAS 133. Accordingly, the securities are accounted for as AFS securities under SFAS 115, with realized gains and losses recognized in earnings in Securities gains (losses); interest income on the AFS securities is recognized in earnings in Net interest income. Unrealized gains and losses on AFS securities are reported in Other comprehensive income. In addition, certain nonhedge derivatives, which have not been designated by management in SFAS 133 hedge relationships, are used to manage the economic risk exposure of MSRs and are recorded in Mortgage fees and related income.

The following table summarizes MSR activity and related amortization for the dates indicated. It also includes the key assumptions and the sensitivity of the fair value of MSRs at December 31, 2003, to immediate 10% and 20% adverse changes in each of those assumptions:

Year ended December 31, (in millions)	2003	2002	2001

Balance at beginning of year	$4,864	$7,749	$6,461
Additions	3,201	2,071	3,394
Sales	—	—	(103)
Other-than-temporary impairment	(283)	—	—
SFAS 133 hedge valuation adjustments	(226)	(3,589)	(880)
Amortization	(1,397)	(1,367)	(1,123)

Balance at end of year	6,159	4,864	7,749
Less: Valuation allowance	(1,378)	(1,634)	(1,170)

Balance at end of year, after valuation allowance	$4,781	$3,230	$6,579

Estimated fair value at year-end	$4,781	$3,230	$6,579

2003

Weighted-average prepayment speed assumption (CPR)	17.67%
Impact on fair value with 10% adverse change	$(287)
Impact on fair value with 20% adverse change	$(544)

Weighted-average discount rate	7.31%
Impact on fair value with 10% adverse change	$(114)
Impact on fair value with 20% adverse change	$(223)

CPR:	Constant prepayment rate.

J.P. Morgan Chase & Co. / 2003 Annual Report

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

Year ended December 31, (in millions)	2003	2002	2001

Balance at beginning of year	$1,634	$1,170	$99
Other-than-temporary impairment	(283)	—	—
Impairment adjustment	27	464	1,071

Balance at end of year	$1,378	$1,634	$1,170

During 2003, the Firm recorded an other-than-temporary impairment of its MSRs of $283 million, which permanently reduced the gross carrying value of the MSRs and the related valuation allowance. The permanent reduction precludes subsequent reversals. This write-down had no impact on the results of operations or financial condition of the Firm.

Purchased credit card relationships and other intangible assets

No purchased credit card relationships were acquired during 2003. Other intangibles (primarily customer relationships) increased by approximately $428 million, principally due to the businesses acquired by Treasury & Securities Services. All of the Firm’s acquired intangible assets are subject to amortization. For the years ended December 31, 2003 and 2002, intangible asset amortization expense was $294 million and $323 million, respectively. Amortization expense for 2002 included a $12 million impairment write-down on purchased credit card relationships related to a small credit card portfolio previously acquired.

The components of Other intangible assets were as follows:

				Amortization
	December 31, 2003			expense
	Gross	Accumulated	Net carrying
(in millions)	amount	amortization	value	2003	2002

Purchased credit card relationships	$1,885	$871	$1,014	$256	$280
All other intangibles	1,093	408	685	38	43

Total amortization expense				$294	$323

Future amortization expense

The following table presents estimated amortization expense related to purchased credit card relationships and all other intangible assets at December 31, 2003:

	Purchased credit	All other
(in millions)	card relationships	intangible assets

Year ended December 31,
2004	$243	$69
2005	235	61
2006	222	56
2007	187	49
2008	117	47

Note 17	Premises and equipment

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

Note 18	Long-term debt

JPMorgan Chase issues long-term debt denominated in various currencies, although predominantly U.S. dollars, with both fixed and variable interest rates. The following table is a summary of long-term debt (net of unamortized original issue debt discount and SFAS 133 valuation adjustments):

J.P. Morgan Chase & Co. / 2003 Annual Report

Notes to consolidated financial statements

J.P. Morgan Chase & Co.

By remaining contractual maturity at December 31,		Under		After	2003		2002
(in millions)		1 year	1-5 years	5 years	total		total

Parent company
Senior debt:	Fixed rate	$2,525	$11,205	$1,314	$15,044		$11,516
	Variable rate(a)	2,558	7,856	282	10,696		8,657
	Interest rates(b)	1.29 - 6.75%	0.96 - 7.50%	1.06 - 6.00%	0.96 - 7.50%		0.96% - 7.50%
Subordinated debt:	Fixed rate	$715	$3,863	$9,804	$14,382		$13,839
	Variable rate	—	384	129	513		1,083
	Interest rates(b)	6.88 - 7.63%	4.78 - 7.88%	5.00 - 8.25%	4.78 - 8.25%		4.35% - 8.50%

	Subtotal	$5,798	$23,308	$11,529	$40,635		$35,095

Subsidiaries
Senior debt:	Fixed rate	$513	$829	$1,487	$2,829		$2,848
	Variable rate(a)	322	2,890	630	3,842		725
	Interest rates(b)	6.63 - 7.04%	2.41 - 10.95%	1.13 - 13.00%	1.13 - 13.00%		1.55% - 13.00%
Subordinated debt:	Fixed rate	$—	$708	$—	$708		$805
	Variable rate	—	—	—	—		278
	Interest rates(b)	—%	6.13 - 7.00%	—%	6.13 - 7.00%		4.20% - 7.00%

	Subtotal	$835	$4,427	$2,117	$7,379		$4,656

Total long-term debt		$6,633	$27,735	$13,646	$48,014	(e)(f)(g)	$39,751

FIN 46 long-term beneficial interests:(c)(d)
	Fixed rate	$—	$249	$104	$353		NA
	Variable rate	17	511	1,548	2,076		NA
	Interest rates(b)	1.12%	1.39 - 10.00%	1.77 - 6.35%	1.12 - 10.00%		NA

Total FIN 46 long-term beneficial interests		$17	$760	$1,652	$2,429		NA

(a)
Included are various equity-linked or other indexed instruments. Embedded derivatives separated from hybrid securities in accordance with SFAS 133 are reported at fair value and shown net with the host contract on the balance sheet. Changes in fair value of separated derivatives are recorded in Trading revenue.

(b)
The interest rates shown are the range of contractual rates in effect at year-end, including non-U.S. dollar fixed and variable rate issuances which excludes the effects of related derivative instruments.

The use of these derivative instruments modifies JPMorgan Chase’s exposure to the contractual interest rates disclosed in the table above. Including the effects of derivatives, the range of modified rates in effect at December 31, 2003, for total long-term debt was 0.14% to 10.95%, versus the contractual range of 0.96% to 13.00% presented in the table above.

(c)	Included on the Consolidated balance sheet in Beneficial interests issued by consolidated variable interest entities.
(d)	Not applicable for years prior to 2003 since the Firm adopted FIN 46 during 2003.
(e)
At December 31, 2003, long-term debt aggregating $2.0 billion was redeemable at the option of JPMorgan Chase, in whole or in part, prior to maturity, based on the terms specified in the respective notes.

(f)
The aggregate principal amount of debt that matures in each of the five years subsequent to 2003 is $6.6 billion in 2004, $9.3 billion in 2005, $5.8 billion in 2006, $6.7 billion in 2007 and $5.9 billion in 2008.

(g)	Includes $1.1 billion of outstanding zero-coupon notes at December 31, 2003. The aggregate principal amount of these notes at their respective maturities is $4.6 billion.

The weighted-average contractual interest rate for total long-term debt was 4.71% and 5.51% as of December 31, 2003 and 2002, respectively. In order to modify exposure to interest rate and currency exchange rate movements, JPMorgan Chase utilizes derivative instruments, primarily interest rate and cross-currency interest rate swaps, in conjunction with some of its debt issues. The use of these instruments modifies the Firm’s interest expense on the associated debt. The modified weighted-average interest rate for total long-term debt, including the effects of related derivative instruments, was 2.79% and 3.42% as of December 31, 2003 and 2002, respectively.

JPMorgan Chase has guaranteed certain debt of its subsidiaries, including both long-term debt and structured notes sold as part of the Firm’s trading activities. These guarantees rank on a parity with all other unsecured and unsubordinated indebtedness of JPMorgan Chase. Guaranteed liabilities totaled $509 million and $1.5 billion at December 31, 2003 and 2002, respectively.

Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities

At December 31, 2003, the Firm had previously established wholly-owned Delaware statutory business trusts (“issuer trusts”) that issued guaranteed preferred beneficial interests in the Firm’s junior subordinated deferrable interest debentures. Prior to FIN 46, these issuer trusts were consolidated subsidiaries of JPMorgan Chase; the preferred securities were included in JPMorgan Chase’s Consolidated balance sheet in the Liabilities section, under the caption “Guaranteed preferred beneficial interests in capital debt securities issued by consolidated trusts,” and the retained common capital securities of the issuer trusts were eliminated against the Firm’s investment in the issuer trusts. Distributions on the preferred securities were recorded as Interest expense on the Consolidated statement of income.

As a result of the adoption of FIN 46, JPMorgan Chase deconsolidated all the issuer trusts. As a result, the junior subordinated deferrable interest debentures issued by JPMorgan Chase to the issuer trusts, totaling $6.8 billion, are reflected in the Firm’s Consolidated balance sheet in the Liabilities section at

J.P. Morgan Chase & Co. / 2003 Annual Report

December 31, 2003, under the caption “Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities.” JPMorgan Chase records interest expense on the corresponding junior subordinated debentures in its Consolidated statements of income. The Firm also recorded the common capital securities issued by the issuer trusts in Other assets in its Consolidated balance sheet at December 31, 2003.

The debentures issued by the issuer trusts to JPMorgan Chase, less the capital securities of the issuer trusts, continue to qualify as Tier 1 capital under interim guidance issued by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

The following is a summary of the outstanding capital securities, net of discount, issued by each trust and the junior subordinated deferrable interest debenture issued by JPMorgan Chase to each trust as of December 31, 2003:

($ in millions)
	Amount of	Principal amount		Stated maturity of	Earliest	Interest rate of	Interest
	capital securities,	of debenture,	Issue	capital securities	redemption	capital securities	payment/distribution
Name of trust	issued by trust(a)	held by trust(b)	date	and debentures	date	and debentures	dates

Chase Capital I	$600	$619	1996	2026	2006	7.67%	Semiannually
Chase Capital II	495	511	1997	2027	2017	LIBOR + 0.50%	Quarterly
Chase Capital III	296	305	1997	2027	2012	LIBOR + 0.55%	Quarterly
Chase Capital V	200	206	1998	2028	Anytime	7.03%	Quarterly
Chase Capital VI	248	257	1998	2028	Anytime	LIBOR + 0.625%	Quarterly
Chase Capital VII	350	361	1999	2029	2004	7.00%	Quarterly
Chase Capital VIII	250	258	2000	2030	2005	8.25%	Quarterly
JPM Capital Trust I	750	773	1996	2027	2007	7.54%	Semiannually
JPM Capital Trust II	400	412	1997	2027	2007	7.95%	Semiannually
J.P.Morgan Chase Capital IX	500	515	2001	2031	2006	7.50%	Quarterly
J.P.Morgan Chase Capital X	1,000	1,031	2002	2032	2007	7.00%	Quarterly
J.P.Morgan Chase Capital XI	1,075	1,108	2003	2033	2008	5.88%	Quarterly
J.P.Morgan Chase Capital XII	400	412	2003	2033	2008	6.25%	Quarterly

Total	$6,564	$6,768

(a)	Represents the amount of capital securities issued to the public by each trust, net of unamortized discount.
(b)	Represents the principal amount of JPMorgan Chase debentures held as assets by each trust, net of unamortized discount.

Note 19	Preferred stock of subsidiary

Chase Preferred Capital Corporation (“Chase Preferred Capital”), a wholly owned subsidiary of JPMorgan Chase Bank, a bank subsidiary of JPMorgan Chase, is a real estate investment trust (“REIT”) established for the purpose of acquiring, holding and managing real estate mortgage assets. On February 28, 2002, Chase Preferred Capital redeemed all 22 million outstanding shares of its 8.10% Cumulative Preferred Stock, Series A, at a redemption price of $25 plus accrued and unpaid dividends.

Note 20	Preferred stock

JPMorgan Chase is authorized to issue 200 million shares of preferred stock, in one or more series, with a par value of $1 per share. Outstanding preferred stock at both December 31, 2003 and 2002 was 17.8 million shares. The Firm did not issue, redeem or repurchase any preferred stock during 2003 or 2002.

Dividends on shares of each outstanding series of preferred stock are payable quarterly. All the preferred stock outstanding have preference over JPMorgan Chase’s common stock for the payment of dividends and the distribution of assets in the event of a liquidation or dissolution of JPMorgan Chase.

The following is a summary of JPMorgan Chase’s preferred stock outstanding:

	Stated value and	Shares	Outstanding at December 31,			Earliest		Rate in effect at
	redemption price per share(a)	(in millions)	2003	(in millions)	2002	redemption date		December 31, 2003

Adjustable rate, Series A cumulative	$100.00	2.42	$242		$242	See Note	(b)	5.00	%(c)
Adjustable rate, Series L cumulative	100.00	2.00	200		200	See Note	(b)	4.50	(c)
Adjustable rate, Series N cumulative	25.00	9.10	228		228	See Note	(b)	4.50	(c)
Fixed/adjustable rate, noncumulative	50.00	4.00	200		200	See Note	(b)	5.46	(c)
6.63% Series H cumulative(d)	500.00	0.28	139		139	3/31/2006		6.63

Total preferred stock			$1,009		$1,009

(a)	Redemption price includes amount shown in the table plus any accrued but unpaid dividends.
(b)	The shares are redeemable at any time with not less than 30 nor more than 60 days’ notice.
(c)
Floating rates are based on certain U.S. Treasury rates. The minimum and maximum rates for Series A are 5.00% and 11.50% and for Series L and Series N are 4.50% and 10.50%, respectively. The fixed/adjustable rate preferred stock remained fixed at 4.96% through June 30, 2003; thereafter, the minimum and maximum rates are 5.46% and 11.46%, respectively.

(d)	Represented by depositary shares.

J.P. Morgan Chase & Co. / 2003 Annual Report

Notes to consolidated financial statements

J.P. Morgan Chase & Co.

Note 21	Common stock

JPMorgan Chase is authorized to issue 4.5 billion shares of common stock, with a $1 par value per share. Common shares issued (newly issued or distributed from treasury) by JPMorgan Chase during 2003, 2002 and 2001 were as follows:

December 31, (in millions)	2003	2002	2001

Issued — balance at January 1	2,023.6	1,996.9	1,940.1
Newly issued:
Employee benefits and compensation plans	20.9	25.9	55.0
Employee stock purchase plans	0.7	0.8	0.5
Purchase accounting acquisitions and other	—	—	1.8

Total newly issued	21.6	26.7	57.3
Cancelled shares	(0.8)	—	(0.5)

Total issued — balance at December 31	2,044.4	2,023.6	1,996.9

Treasury — balance at January 1	(24.9)	(23.5)	(11.6)
Purchase of treasury stock	—	—	(21.9)
Forfeitures to treasury	(3.0)	(3.9)	(5.8)
Issued from treasury:
Employee benefits and compensation plans	25.8	2.1	15.6
Employee stock purchase plans	0.3	0.4	0.2

Total issued from treasury	26.1	2.5	15.8

Total treasury — balance at December 31	(1.8)	(24.9)	(23.5)

Outstanding	2,042.6	1,998.7	1,973.4

The Firm did not repurchase shares of its common stock during 2003 or 2002. During 2001, the Firm repurchased 21.9 million shares of common stock under a plan which began on July 19, 2001.

As of December 31, 2003, approximately 462 million unissued shares of common stock were reserved for issuance under various employee incentive, option and stock purchase plans.

Note 22	Earnings per share

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

Basic and diluted earnings per share were as follows for the dates indicated:

Year ended December 31,
(in millions, except per share data)	2003	2002	2001

Basic earnings per share
Net income	$6,719	$1,663	$1,694
Less: Preferred stock dividends	51	51	66

Net income applicable to common stock	$6,668	$1,612	$1,628
Weighted-average basic shares outstanding	2,008.6	1,984.3	1,972.4
Net income per share	$3.32	$0.81	$0.83

Diluted earnings per share
Net income applicable to common stock	$6,668	$1,612	$1,628
Weighted-average basic shares outstanding	2,008.6	1,984.3	1,972.4
Add: Broad-based options	4.1	2.8	6.6
Key employee options	42.4	22.0	44.6

Weighted-average diluted shares outstanding	2,055.1	2,009.1	2,023.6

Net income per share (a)	$3.24	$0.80	$0.80

(a)
Options issued under employee benefit plans to purchase 335 million, 362 million and 190 million shares of common stock were outstanding for the years ended 2003, 2002 and 2001, respectively, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

Note 23	Comprehensive income

Comprehensive income is composed of Net income and Other comprehensive income, which includes the after-tax change in unrealized gains and losses on AFS securities, cash flow hedging activities and foreign currency translation adjustments (including the impact of related derivatives).

The following table presents Other comprehensive income (“OCI”) balances:

						Accumulated
Year ended	Unrealized				Cash	other
December 31,	gains (losses)		Translation		flow	comprehensive
(in millions)	on AFS securities(a)		adjustments		hedges	income (loss)

Balance December 31, 2000	$(244)		$3		NA	$(241)
Net change	109		(5)		$(305)	(201)

Balance December 31, 2001	(135)		(2)		(305)	(442)
Net change	866		(4)		807	1,669

Balance December 31, 2002	731		(6)		502	1,227
Net change	(712	)(b)	—	(c)	(545)	(1,257)

Balance December 31, 2003	$19		$(6	)(d)	$(43)	$(30)

(a)	Represents the after-tax difference between the fair value and amortized cost of the AFS securities portfolio and retained interest in securitizations recorded in Other assets.
(b)	The net change during 2003 was primarily driven by increasing rates and the recognition of gains on sales of AFS securities.
(c)
Includes $580 million of after-tax gains on foreign currency translation from operations for which the functional currency is other than the U.S. dollar, which were offset by $580 million of after-tax losses on hedges.

(d)	Includes after-tax gains and losses on foreign currency translation, including related hedge results from operations for which the functional currency is other than the U.S. dollar.
NA-	Not applicable as SFAS 133 was adopted effective January 1, 2001.

J.P. Morgan Chase & Co. / 2003 Annual Report

The following table presents the after-tax changes for net unrealized holdings gains (losses) and reclassification adjustments in unrealized gains and losses on AFS securities and cash flow hedges. Reclassification adjustments include amounts recognized in net income during the current year that had been previously recorded in Other comprehensive income.

Year ended December 31, (in millions)	2003	2002	2001

Unrealized gains (losses) on AFS securities:
Net unrealized holdings gains (losses) arising during the period, net of taxes (a)	$149	$1,090	$443
Reclassification adjustment for gains included in income, net of taxes (b)	(861)	(224)	(334)

Net change	$(712)	$866	$109

Cash flow hedges:
Net unrealized holdings gains (losses) arising during the period, net of taxes (c)	$86	$663	$(356)
Reclassification adjustment for (gains) losses included in income, net of taxes (d)	(631)	144	51

Net change	$(545)	$807	$(305)

(a)	Net of tax expense of $92 million for 2003, $758 million for 2002 and $308 million for 2001.
(b)	Net of tax expense of $528 million for 2003, $156 million for 2002 and $232 million in 2001.
(c)	Net of tax expense of $60 million for 2003 and $461 million for 2002, and net of tax benefit of $247 million for 2001.
(d)	Net of tax expense of $438 million for 2003, and net of tax benefit of $100 million for 2002 and $35 million for 2001.

Note 24	Income taxes

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

Deferred income tax expense (benefit) results from differences between assets and liabilities measured for financial reporting and for income tax return purposes. The significant components of deferred tax assets and liabilities are reflected in the following table:

December 31, (in millions)	2003		2002

Deferred tax assets
Employee benefits	$2,245		$1,621
Allowance for loan losses	1,410		1,675
Allowance for other than loan losses	1,152		1,251
Non-U.S. operations	741		1,055
Foreign tax credit carryforward	23	(a)	25

Gross deferred tax assets	$5,571		$5,627

Deferred tax liabilities
Leasing transactions	$3,703		$3,175
Depreciation and amortization	1,037		857
Fair value adjustments	538		1,107
Non-U.S. operations	687		403
Other, net	478		379

Gross deferred tax liabilities	$6,443		$5,921

Valuation allowance	$160		$165

Net deferred tax asset (liability)	$(1,032)		$(459)

(a)	Includes $18 million and $5 million expiring in 2005 and 2007, respectively.

A valuation allowance has been recorded in accordance with SFAS 109, primarily relating to deferred tax assets associated with non-U.S. operations.

The components of income tax expense included in the Consolidated statement of income were as follows:

Year ended December 31, (in millions)	2003	2002	2001

Current income tax expense (benefit)
U.S. federal	$965	$(1,334)	$598
Non-U.S.	741	461	822
U.S. state and local	175	93	65

Total current expense (benefit)	1,881	(780)	1,485

Deferred income tax expense (benefit)
U.S. federal	1,341	1,630	(618)
Non-U.S.	14	(352)	(73)
U.S. state and local	73	358 (a)	53

Total deferred expense (benefit)	1,428	1,636	(638)

Total income tax expense	$3,309	$856	$847

(a)	The increase in 2002 is principally attributable to the level of income in certain state and local tax jurisdictions in 2002.

The preceding table does not reflect the tax effects of unrealized gains and losses on AFS securities, SFAS 133 hedge transactions and certain tax benefits associated with JPMorgan Chase’s employee stock plans. The tax effect of these items is recorded directly in Stockholders’ equity. Stockholders’ equity increased by $898 million and $541 million in 2003 and 2001, respectively, and decreased by $1.1 billion in 2002 as a result of these tax effects.

J.P. Morgan Chase & Co. / 2003 Annual Report

Notes to consolidated financial statements

J.P. Morgan Chase & Co.

U.S. federal income taxes have not been provided on the undistributed earnings of certain non-U.S. subsidiaries to the extent such earnings have been reinvested abroad for an indefinite period of time. For 2003, such earnings approximated $326 million on a pre-tax basis. At December 31, 2003, the cumulative amount of undistributed earnings in these subsidiaries approximated $2.3 billion. It is not practicable at this time to determine the income tax liability that would result upon repatriation of these earnings.

The tax expense applicable to securities gains and losses for the years 2003, 2002 and 2001 was $477 million, $531 million and $286 million, respectively.

A reconciliation of the applicable statutory U.S. income tax rate to the effective tax rate for the past three years is shown in the following table:

Year ended December 31,	2003	2002	2001

Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
U.S. state and local income taxes, net of federal income tax benefit	1.6	11.6 (a)	3.0
Tax-exempt income	(2.7)	(6.8)	(5.8)
Non-U.S. subsidiary earnings	(1.0)	(3.2)	(3.1)
General business credits	(0.9)	(3.5)	(1.8)
Other, net	1.0	0.9	5.7

Effective tax rate	33.0%	34.0%	33.0%

(a)	The increase in 2002 was principally attributable to the level of income in certain state and local tax jurisdictions in 2002.

The following table presents the U.S. and non-U.S. components of income before income tax expense:

Year ended December 31, (in millions)	2003	2002	2001

U.S.	$7,333	$1,834	$1,258
Non-U.S.(a)	2,695	685	1,308

Income before income tax expense	$10,028	$2,519	$2,566

(a)	For purposes of this table, non-U.S. income is defined as income generated from operations located outside the United States.

Note 25	Restrictions on cash and
intercompany funds transfers

The Federal Reserve Board requires depository institutions to maintain cash reserves with a Federal Reserve Bank. The average amount of reserve balances deposited by JPMorgan Chase’s bank subsidiaries with various Federal Reserve Banks was approximately $2.6 billion in 2003 and $2.2 billion in 2002.

Restrictions imposed by federal law prohibit JPMorgan Chase and certain other affiliates from borrowing from banking subsidiaries unless the loans are secured in specified amounts. Such secured loans to JPMorgan Chase or to other affiliates generally are limited to 10% of the banking subsidiary’s total capital, as determined by the risk-based capital guidelines; the aggregate amount of all such loans is limited to 20% of the banking sub-

sidiary’s total capital. JPMorgan Chase and its affiliates were well within these limits throughout the year.

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

At January 1, 2004 and 2003, JPMorgan Chase’s bank subsidiaries could pay, in the aggregate, $4.4 billion and $1.3 billion, respectively, in dividends to their respective bank holding companies without prior approval of their relevant banking regulators. Dividend capacity in 2004 will be supplemented by the banks’ earnings during the year.

In compliance with rules and regulations established by U.S. and non-U.S. regulators, as of December 31, 2003 and 2002, cash in the amount of $3.5 billion and $2.1 billion, respectively, and securities with a market value of $3.1 billion and $3.0 billion, respectively, were segregated in special bank accounts for the benefit of securities and futures brokerage customers.

Note 26	Capital

There are two categories of risk-based capital: core capital (referred to as Tier 1 capital) and supplementary capital (referred to as Tier 2 capital). Tier 1 capital includes common stockholders’ equity, qualifying preferred stock and minority interest less goodwill and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1, long-term debt and other instruments qualifying as Tier 2, the aggregate allowance for credit losses up to a certain percentage of risk-weighted assets, less investments in certain subsidiaries. Under the risk-based capital guidelines of the Federal Reserve Board, JPMorgan Chase is required to maintain minimum ratios of Tier 1 and total (Tier 1 plus Tier 2) capital to risk-weighted assets, as well as minimum leverage ratios (which are defined as Tier 1 capital to average adjusted on-balance sheet assets). Failure to meet these minimum requirements could result in actions taken by the Federal Reserve Board. Bank subsidiaries also are subject to these capital requirements by their respective primary regulators. Management believes that as of December 31, 2003, JPMorgan Chase and each of its banking subsidiaries met all capital requirements to which each was subject and is not aware of any subsequent events that would alter this classification. The Firm revised its calculation of risk-weighted assets during the third-quarter of 2003; capital ratios for periods prior to June 2003 have not been recalculated.

J.P. Morgan Chase & Co. / 2003 Annual Report

The following table presents the risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries:

			Risk-	Adjusted	Tier 1	Total	Tier 1
	Tier 1	Total	weighted	average	capital(c)(e)	capital(c)(e)	leverage(c)(f)
December 31, 2003 (in millions)	capital(b)(c)	capital(c)	assets(d)	assets	ratio	ratio	ratio

J.P. Morgan Chase & Co.(a)	$43,167	$59,816	$507,456	$765,910	8.5%	11.8%	5.6%
JPMorgan Chase Bank	34,972	45,290	434,218	628,076	8.1%	10.4%	5.6%
Chase Manhattan Bank USA, N.A.	4,950	6,939	48,030	34,565	10.3%	14.4%	14.3%
Well capitalized ratios(g)					6.00%	10.00%	5.00	%(h)
Minimum capital ratios(g)					4.00%	8.00%	3.00%

(a)
Assets and capital amounts for JPMorgan Chase’s banking subsidiaries reflect intercompany transactions, whereas the respective amounts for JPMorgan Chase reflect the elimination of intercompany transactions.

(b)
In accordance with the Federal Reserve Board risk-based capital guidelines, minority interest for JPMorgan Chase includes debentures issued to JPMorgan Chase less the capital securities of the issuer trusts. For a further discussion, see Note 18 on pages 110-111 of this Annual Report.

(c)
The provisions of SFAS 115 do not apply to the calculations of the Tier 1 capital and Tier 1 leverage ratios. The risk-based capital guidelines permit the inclusion of 45% of the pre-tax unrealized gain on certain equity securities in the calculation of Tier 2 capital.

(d)	Includes off-balance sheet risk-weighted assets in the amounts of $174.2 billion, $152.1 billion and $13.3 billion, respectively, at December 31, 2003.
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

The following table shows the components of the Firm’s Tier 1 and total capital:

	December 31, (in millions)	2003	2002

	Tier 1 capital
	Common stockholders’ equity	$45,168	$40,065
	Nonredeemable preferred stock	1,009	1,009
	Minority interest(a)	6,882	5,520
Less:	Goodwill and investments in certain subsidiaries	8,511	8,122
	Nonqualifying intangible assets and other	1,381	902

	Tier 1 capital	$43,167	$37,570

	Tier 2 capital
	Long-term debt and other instruments qualifying as Tier 2	$12,128	$11,801
	Qualifying allowance for credit losses	4,777	5,458
Less:	Investment in certain subsidiaries	256	334

	Tier 2 capital	$16,649	$16,925

	Total qualifying capital	$59,816	$54,495

(a)	Minority interest primarily includes trust preferred stocks of certain business trusts.

Note 27	Commitments and contingencies

At December 31, 2003, JPMorgan Chase and its subsidiaries were obligated under a number of noncancelable operating leases for premises and equipment used primarily for banking purposes. Certain leases contain rent escalation clauses for real estate taxes, they may also contain other operating expenses and renewal option clauses calling for increased rents. No lease agreement imposes any restrictions on the Firm’s ability to pay dividends, engage in debt or equity financing transactions, or enter into further lease agreements. Future minimum rental payments required, under operating leases with noncancelable lease terms that expire after December 31, 2003, were as follows:

Year ended December 31, (in millions)

2004	$805
2005	772
2006	695
2007	619
2008	570
After	4,772

Total minimum payments required	8,233
Less: Sublease rentals under noncancelable subleases	283

Net minimum payment required	$7,950

Total rental expense was as follows:

Year ended December 31, (in millions)	2003	2002	2001

Gross rentals	$1,061	$1,012	$804
Sublease rentals	(106)	(134)	(135)

Net rental expense	$955	$878	$669

At December 31, 2003, assets were pledged to secure public deposits and for other purposes. The significant components of the assets pledged were as follows:

December 31, (in billions)	2003	2002

Reverse repurchase/securities borrowing agreements	$197	$199
Securities	45	73
Loans	48	40
Other(a)	96	112

Total assets pledged	$386	$424

(a)	Primarily composed of trading assets.

J.P. Morgan Chase & Co. / 2003 Annual Report

Notes to consolidated financial statements

J.P. Morgan Chase & Co.

JPMorgan Chase and its subsidiaries are named as defendants in a number of legal actions and governmental proceedings arising in connection with their respective businesses. Additional actions, investigations or proceedings may be brought from time to time in the future. In view of the inherent difficulty of predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages or where the cases present novel legal theories or involve a large number of parties, the Firm cannot state with confidence what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be or what the eventual loss related to each pending matter will be. Subject to the foregoing caveat, JPMorgan Chase anticipates, based upon its current knowledge, after consultation with counsel and after taking into account its current litigation reserves, that the outcome of the legal actions, proceedings and investigations currently pending against it should not have a material adverse effect on the consolidated financial condition of the Firm. However, the outcome of a particular proceeding or the imposition of a particular fine or penalty may be material to the Firm’s operating results for a particular period depending upon, among other factors, the size of the loss or liability and the level of the Firm’s income for that period.

Note 28	Accounting for derivative instruments
and hedging activities

Derivative instruments enable end-users to increase, reduce or alter exposure to credit or market risks. The value of a derivative is derived from its reference to an underlying variable or combination of variables such as equity, foreign exchange, credit, commodity or interest rate prices or indices. JPMorgan Chase makes markets in derivatives for its customers, and also is an end user of derivatives in order to manage the Firm’s exposure to credit and market risks.

SFAS 133, as amended by SFAS 138 and SFAS 149, establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts used for trading and hedging activities. All derivatives, whether designated for hedging relationships or not, are required to be recorded on the balance sheet at fair value. The accounting for changes in value of a derivative depends on whether the contract is for trading purposes or has been designated and qualifies for hedge accounting. In order to qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the exposure being hedged. The majority of JPMorgan Chase’s derivatives are entered into for trading purposes. The Firm also uses derivatives as an end-user to hedge market exposures, modify the interest rate characteristics of related balance sheet instruments or meet longer-term investment objectives. Both trading and end-user derivatives are recorded at fair value in Trading assets and Trading liabilities.

Derivatives designated as hedges for accounting purposes must be considered highly effective at reducing the risk associated with the exposure being hedged. Each derivative must be designated as a hedge, with documentation of the risk management objective and strategy, including identification of the hedging instrument, the hedged item and the risk exposure, and how effectiveness is to be assessed prospectively and retrospectively.

For qualifying fair value hedges, all changes in the fair value of the derivative and changes in the fair value of the hedged item for the risk being hedged are recognized in earnings. If the hedge relationship is terminated, then the fair value adjustment to the hedged item continues to be reported as part of the basis of the item and is amortized to earnings as a yield adjustment. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in Other comprehensive income and recognized in the income statement when the hedged cash flows affect earnings. The ineffective portions of cash flow hedges are immediately recognized in earnings. If the hedge relationship is terminated, then the change in fair value of the derivative recorded in Other comprehensive income is recognized when the cash flows that were hedged occur, consistent with the original hedge strategy. For hedge relationships discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related derivative amounts recorded in Other comprehensive income are immediately recognized in earnings. For qualifying net investment hedges, changes in the fair value of the derivative or the revaluation of the foreign currency-denominated debt instrument are recorded in the translation adjustments account within Other comprehensive income.

JPMorgan Chase’s fair value hedges primarily include hedges of fixed-rate long-term debt, loans, AFS securities and MSRs. Interest rate swaps are the most common type of derivative contract used to modify exposure to interest rate risk, converting fixed-rate assets and liabilities to a floating rate. Interest rate options and swaptions are also used in combination with interest rate swaps to hedge the fair value of the Firm’s MSRs. For a further discussion of hedging, see Note 16 on page 108 of this Annual Report. All amounts have been included in earnings consistent with the classification of the hedged item, primarily Net interest income, Mortgage fees and related income and Other revenue. JPMorgan Chase did not recognize any gains or losses during 2003 on firm commitments that no longer qualify as fair value hedges.

JPMorgan Chase also enters into derivative contracts to hedge exposure to variability in cash flows from floating-rate financial instruments and forecasted transactions, primarily the rollover of short-term assets and liabilities, foreign currency denominated revenues and expenses and anticipated securities transactions. Interest rate swaps, futures, options and forward contracts are the most common instruments used to reduce the impact of interest rate and foreign exchange rate changes on future earnings. All amounts have been included in earnings consistent with the classification of the hedged item, primarily Net interest income.

J.P. Morgan Chase & Co. / 2003 Annual Report

JPMorgan Chase uses forward foreign exchange contracts and foreign currency-denominated debt instruments to protect the value of its net investments in its non-U.S. subsidiaries in foreign currencies. The portion of the hedging instruments excluded from the assessment of hedge effectiveness (forward points) is recorded in Net interest income.

The following table presents derivative instrument- and hedging-related activities for the period indicated:

Year ended December 31, (in millions)	2003	2002

Fair value hedge ineffective net gains(a)	$37	$441
Cash flow hedge ineffective net losses(a)	(5)	(1)
Cash flow hedging gains on forecasted transactions that failed to occur	—	—

(a)	Includes ineffectiveness and the components of hedging instruments that have been excluded from the assessment of hedge effectiveness.

Over the next 12 months, it is expected that $124 million (after-tax) of net losses recorded in Other comprehensive income at December 31, 2003, will be recognized in earnings. The maximum length of time over which forecasted transactions are hedged is 10 years, related to core lending and borrowing activities.

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
financial instruments and guarantees

JPMorgan Chase utilizes lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk should the counterparty draw down the commitment or the Firm fulfill its obligation under the guarantee, and the counter-party were to subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees expire without a default occurring or without being drawn. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. Further, certain commitments, primarily related to consumer financings, are cancelable, upon notice, at the option of the Firm.

To provide for the risk of loss inherent in commercial-related contracts, an allowance for credit losses is maintained. See Note 12 on page 100 of this Annual Report for a further discussion of the Allowance for credit losses on lending-related commitments.

The following table summarizes the contract amounts relating to off-balance sheet lending-related financial instruments and guarantees at December 31, 2003 and 2002:

Off-balance sheet lending-related financial instruments

December 31, (in millions)	2003	2002

Consumer-related	$176,923	$151,138
Commercial-related:
Other unfunded commitments to extend credit(a)(b)	$176,222	$196,654
Standby letters of credit and guarantees(a)	35,332	38,848
Other letters of credit(a)	4,204	2,618

Total commercial-related	$215,758	$238,120

Customers’ securities lent	$143,143	$101,503

(a)	Net of risk participations totaling $16.5 billion and $15.6 billion at December 31, 2003 and 2002.
(b)
Includes unused advised lines of credit totaling $19 billion at December 31, 2003 and $22 billion at December 31, 2002, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable.

FIN 45 establishes guarantor’s accounting and disclosure requirements for guarantees, requiring that a guarantor recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee. FIN 45 defines a guarantee as a contract that contingently requires the Firm to pay a guaranteed party, based on: (a) changes in an underlying asset, liability or equity security of the guaranteed party, or (b) a third party’s failure to perform under a specified agreement. The Firm considers the following off-balance sheet lending arrangements to be guarantees under FIN 45: certain asset purchase agreements, standby letters of credit and financial guarantees, securities lending indemnifications, certain indemnification agreements included within third-party contractual arrangements and certain derivative contracts. These guarantees are described in further detail below.

J.P. Morgan Chase & Co. / 2003 Annual Report

Notes to consolidated financial statements

J.P. Morgan Chase & Co.

As of January 1, 2003, newly issued or modified guarantees that are not derivative contracts have been recorded on the Firm’s Consolidated balance sheet at their fair value at inception. The fair value of the obligation undertaken in issuing the guarantee at inception is typically equal to the net present value of the future amount of premium receivable under the contract. The Firm has recorded this amount in Other Liabilities with an offsetting entry recorded in Other Assets. As cash is received under the contract, it is applied to the premium receivable recorded in Other Assets, and the fair value of the liability recorded at inception is amortized into income as Fees and Commissions over the life of the guarantee contract. The amount of the liability related to guarantees recorded at December 31, 2003, excluding the allowance for credit losses on lending-related commitments and derivative contracts discussed below, was approximately $59 million.

Unfunded commitments to extend credit are agreements to lend only when a customer has complied with predetermined conditions, and they generally expire on fixed dates. The allowance for credit losses on commercial lending-related commitments includes $155 million at December 31, 2003, related to unfunded commitments to extend credit. The majority of the Firm’s unfunded commitments are not guarantees as defined in FIN 45, except for certain asset purchase agreements of $21 billion at December 31, 2003. These agreements are primarily used as a mechanism to provide liquidity to SPEs. Of the $21 billion of asset purchase agreements at December 31, 2003, $18 billion related to multi-seller conduits and structured commercial loan vehicles described in Note 14 on pages 103-106 of this Annual Report. It does not include $6 billion of asset purchase agreements to multi-seller asset-backed commercial paper conduits consolidated in accordance with FIN 46 at December 31, 2003, as the underlying assets of the conduits are reported on the Consolidated balance sheet.

Certain asset purchase agreements can be exercised at any time by the SPE’s administrator, while others require a triggering event to occur. Triggering events include, but are not limited to, a need for liquidity, a market value decline of the assets or a downgrade in the rating of JPMorgan Chase Bank. These agreements may cause the Firm to purchase an asset from the SPE at an amount above the asset’s fair value, in effect providing a guarantee of the initial value of the reference asset as of the date of the agreement. In most instances, third-party credit enhancements of the SPE mitigate the Firm’s potential losses on these agreements. The allowance for credit losses on commercial lending-related commitments related to these agreements was insignificant at December 31, 2003.

Standby letters of credit and financial guarantees are conditional lending commitments issued by JPMorgan Chase to guarantee the performance of a customer to a third party under certain arrangements, such as commercial paper facilities, bond financings, acquisition financings and similar transactions. More than 80% of these arrangements mature within three years. The Firm typically has recourse to recover from the customer any amounts paid under these guarantees; in addition, the Firm may hold cash or other highly liquid collateral to support these guarantees. At December 31, 2003, the Firm held collateral relating to $7.7 billion of these arrangements. The allowance for credit losses on lending-related commitments included $167 million related to standby letters of credit and financial guarantees.

JPMorgan Chase holds customers’ securities under custodial arrangements. At times, these securities are loaned to third parties, and the Firm issues securities lending indemnification agreements to the customer that protect the customer against the risk of loss if the third party fails to return the securities. To support these indemnification agreements, the Firm generally obtains from the third party cash or other highly liquid collateral with a market value exceeding 100% of the value of the loaned securities. At December 31, 2003, the Firm held $146.7 billion in collateral in support of these agreements.

In connection with issuing securities to investors, the Firm may enter into contractual arrangements with third parties that may require the Firm to make a payment to them in the event of a change in tax law or an adverse interpretation of tax law. In certain cases, the contract may also include a termination clause, which would allow the Firm to settle the contract at its fair value, thus, such a clause would not require the Firm to make a payment under the indemnification agreement. Even without the termination clause, management does not expect such indemnification agreements to have a material adverse effect on the consolidated financial condition of JPMorgan Chase. The Firm may also enter into indemnification clauses when it sells a business or assets to a third party, pursuant to which it indemnifies that third party for losses they may incur due to actions taken by the Firm prior to the sale. See below for more information regarding the Firm’s loan securitization activities. It is difficult to estimate the Firm’s maximum exposure under these indemnification arrangements, since this would require an assessment of future changes in tax laws and future claims that may be made against the Firm that have not yet occurred. However, based on historical experience, management expects the risk of loss to be remote.

As part of the Firm’s loan securitization activities, as described in Note 13 on pages 100-103 of this Annual Report, the Firm provides representations and warranties that certain securitized loans meet specific requirements. The Firm may be required to repurchase the loans and/or indemnify the purchaser of the loans against losses due to any breaches of such representations or warranties. Generally, the maximum amount of future payments the Firm would be required to make under such repurchase and/or indemnification provisions would be equal to the current amount of assets held by such securitization-related SPEs as of December 31, 2003, plus, in certain circumstances, accrued and unpaid interest on such loans and certain expenses. The potential loss due to such repurchase and/or indemnity is mitigated by the due diligence the Firm performs to ensure that the assets comply

J.P. Morgan Chase & Co. / 2003 Annual Report

with the requirements set forth in the representations and warranties. Historically, losses incurred on such repurchases and/or indemnifications have been insignificant, and therefore management expects the risk of material loss to be remote.

In connection with Chase Cardmember Services, the Firm is a 50% partner with one of the leading companies in electronic payment services in a joint venture, known as Chase Merchant Services (the “joint venture”) that provides merchant processing services in the United States. The joint venture is contingently liable for processed credit card sales transactions in the event of a dispute between the cardmember and a merchant. If a dispute is resolved in the cardmember’s favor, the joint venture will credit or refund the amount to the cardmember and charge back the transaction to the merchant. If the joint venture is unable to collect the amount from the merchant, the joint venture will bear the loss for the amount credited or refunded to the cardmember. The joint venture mitigates this risk by withholding settlement or obtaining escrow deposits from certain merchants. However, in the unlikely event that: 1) a merchant ceases operations and is unable to deliver products, services or a refund; 2) the joint venture does not have sufficient withholdings or escrow deposits to provide customer refunds; and 3) the joint venture does not have sufficient financial resources to provide customer refunds, the Firm would be liable to refund the cardholder in proportion to its equity interest in the joint venture. For the year ended December 31, 2003, the joint venture incurred aggregate credit losses of $2.0 million on $260 billion of aggregate volume processed. At December 31, 2003, the joint venture held $242 million of collateral. The Firm believes that, based on historical experience and the collateral held by the joint venture, the fair value of the guarantee would not be materially different from the credit loss allowance recorded by the joint venture; therefore, the Firm has not recorded any allowance for losses in excess of the allowance recorded by the joint venture.

The Firm is a member of several securities and futures exchanges and clearinghouses both in the United States and overseas. Membership in some of these organizations requires the Firm to pay a pro rata share of the losses incurred by the organization as a result of the default of another member. Such obligation varies with different organizations. It may be limited to members who dealt with the defaulting member or to the amount (or a multiple of the amount) of the Firm’s contribution to a members’ guaranty fund, or, in a few cases, it may be unlimited. It is difficult to estimate the Firm’s maximum exposure under these membership agreements, since this would require an assessment of future claims that may be made against the Firm that have not yet occurred. However, based on historical experience, management expects the risk of loss to be remote.

In addition to the contracts described above, there are certain derivative contracts to which the Firm is a counterparty that meet the characteristics of a guarantee under FIN 45. These derivatives are recorded on the Consolidated balance sheet at fair value. These contracts include written put options that require the Firm to purchase assets from the option holder at a specified price by a specified date in the future, as well as derivatives that effectively guarantee the return on a counter-party’s reference portfolio of assets. The total notional value of the derivatives that the Firm deems to be guarantees was $50 billion at December 31, 2003. The Firm reduces its exposures to these contracts by entering into offsetting transactions or by entering into contracts that hedge the market risk related to these contracts. The fair value related to these contracts was a derivative receivable of $163 million and a derivative payable of $333 million at December 31, 2003.

Finally, certain written put options and credit derivatives permit cash settlement and do not require the option holder or the buyer of credit protection to own the reference asset. The Firm does not consider these contracts to be guarantees as described in FIN 45.

Note 30	Credit risk concentrations

Concentrations of credit risk arise when a number of customers are engaged in similar business activities or activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.

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

For further information regarding on-balance sheet credit concentrations by major product and geography, see Note 11 on page 99 of this Annual Report. For information regarding concentrations of off-balance sheet lending-related financial instruments by major product, see Note 29 on page 117 of this Annual Report. More information about concentrations can be found in the following tables in the MD&A:

Commercial exposure	Page 55
Commercial selected industry concentrations	Page 56
Selected country exposure	Page 58
Geographic region:
1–4 Family residential mortgage loans	Page 62
Managed credit card loans	Page 62
Automobile financings	Page 62

J.P. Morgan Chase & Co. / 2003 Annual Report

Notes to consolidated financial statements

J.P. Morgan Chase & Co.

The table below presents both on-balance sheet and off-balance sheet commercial- and consumer-related credit exposure as of December 31, 2003 and 2002:

	2003			2002
	Credit	On-balance	Off-balance	Credit	On-balance	Off-balance
December 31, (in billions)	exposure	sheet(a)	sheet(b)	exposure	sheet(a)	sheet(b)

Commercial-related:
Commercial banks	$47.1	$36.5	$10.6	$42.2	$33.7	$8.5
Asset managers	21.8	11.7	10.1	24.9	12.3	12.6
Securities firms and exchanges	15.6	9.3	6.3	17.5	11.7	5.8
Finance companies and lessors	15.6	3.1	12.5	19.0	4.1	14.9
Utilities	15.3	3.7	11.6	17.7	6.4	11.3
All other commercial	267.3	102.7	164.6	291.6	106.6	185.0

Total commercial-related	$382.7	$167.0	$215.7	$412.9	$174.8	$238.1

Consumer-related:
Credit cards(c)	$157.9	$16.8	$141.1	$143.1	$19.7	$123.4
1–4 family residential mortgages	102.5	73.7	28.8	84.0	64.0	20.0
Automobile financings	41.3	38.7	2.6	35.4	33.6	1.8
All other consumer	11.6	7.2	4.4	13.4	7.5	5.9

Total consumer-related	$313.3	$136.4	$176.9	$275.9	$124.8	$151.1

Total exposure	$696.0	$303.4	$392.6	$688.8	$299.6	$389.2

(a)	Represents loans, and derivative and other receivables.
(b)	Represents lending-related financial instruments.
(c)	Excludes $34.9 billion and $30.7 billion of securitized credit card receivables at December 31, 2003 and 2002, respectively.

Note 31	Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

The accounting for an asset or liability may differ based on the type of instrument and/or its use in a trading or investing strategy. Generally, the measurement framework recorded in financial statements is one of the following:

•	at fair value on the Consolidated balance sheet, with changes in fair value recorded each period in the Consolidated statement of income

•	at fair value on the Consolidated balance sheet, with changes in fair value recorded each period in a separate component of stockholders’ equity and as part of Other comprehensive income

•	at cost (less other-than-temporary impairments), with changes in fair value not recorded in the financial statements but disclosed in the notes thereto

•	at the lower of cost or fair value

The Firm has a well-established and well-documented process for determining fair values. Fair value is based on quoted market prices, where available. If listed prices or quotes are not available, fair value is based on internally developed models that primarily use market-based or independent information as inputs to the valuation model. Valuation adjustments may be necessary to ensure that financial instruments are recorded at fair value.

Valuation adjustments include amounts to reflect counterparty credit quality, liquidity and concentration concerns and are based on defined methodologies that are applied consistently over time.

•
Credit valuation adjustments are necessary when the market price (or parameter) is not indicative of the credit quality of the counterparty. As few derivative contracts are listed on an exchange, the majority of derivative positions are valued using internally developed models that use as their basis observable market parameters. Market practice is to quote parameters equivalent to a AA credit rating: thus, all counterparties are assumed to have the same credit quality. An adjustment is therefore necessary to reflect the credit quality of each derivative counterparty and to arrive at fair value. Without this adjustment, derivative positions would not be appropriately valued.

•
Liquidity adjustments are necessary when the Firm may not be able to observe a recent market price for a financial instrument that trades in inactive (or less active) markets. Thus, valuation adjustments for risk of loss due to a lack of liquidity are applied to those positions to arrive at fair value. The Firm tries to ascertain the amount of uncertainty in the initial valuation based upon the liquidity or illiquidity, as the case may be, of the market in which the instrument trades and makes liquidity adjustments to the financial instruments. The Firm measures the liquidity adjustment based on the following factors: (1) the amount of time since the last relevant pricing point; (2) whether there was an actual trade or relevant external quote; and (3) the volatility of the principal component of the financial instrument.

J.P. Morgan Chase & Co. / 2003 Annual Report

•
Concentration valuation adjustments are necessary to reflect the cost of unwinding larger-than-normal market size risk positions. The cost is determined based on the size of the adverse market move that is likely to occur during the extended period required to bring a position down to a nonconcentrated level. An estimate of the period needed to reduce, without market disruption, a position to a nonconcentrated level is generally based on the relationship of the position to the average daily trading volume of that position. Without these adjustments, larger positions would be valued at a price greater than the price at which the Firm could exit the positions.

Valuation adjustments are determined based on established policies and are controlled by a price verification group independent of the risk-taking function. Economic substantiation of models, prices, market inputs and revenue through price/input testing, as well as backtesting, is done to validate the appropriateness of the valuation methodology. Any changes to the valuation methodology are reviewed by management to ensure the changes are justified.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Certain financial instruments and all nonfinancial instruments are excluded from the scope of SFAS 107. Accordingly, the fair value disclosures required by SFAS 107 provide only a partial estimate of the fair value of JPMorgan Chase. For example, the Firm has developed long-term relationships with its customers through its deposit base and credit card accounts, commonly referred to as core deposit intangibles and credit card relationships. In the opinion of management, these items, in the aggregate, add significant value to JPMorgan Chase, but their fair value is not disclosed in this Note.

The following captions describe the methodologies and assumptions used, by financial instrument, to determine fair value.

Financial assets

Assets for which fair value
approximates carrying value

The Firm considers fair values of certain financial assets carried at cost – including cash and due from banks, deposits with banks, securities borrowed, short-term receivables and accrued interest receivable – to approximate their respective carrying values, due to their short-term nature and generally negligible credit risk.

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

Securities

Fair values of actively traded securities are determined by the secondary market, while the fair values for nonactively traded securities are based on independent broker quotations.

Derivatives

Fair value for derivatives is determined based on the following:

•
position valuation, principally based on liquid market pricing as evidenced by exchange-traded prices, broker-dealer quotations or related input parameters which assume all counterparties have the same credit rating;

•	credit valuation adjustments to the resulting portfolio valuation, to reflect the credit quality of individual counterparties; and

•	other fair value adjustments to take into consideration liquidity, concentration and other factors.

Loans

Fair value for loans is determined using methodologies suitable for each type of loan:

•
Fair value for the commercial loan portfolio is based on the assessment of the two main risk components of the portfolio: credit and interest. The cost of credit derivatives is used to estimate the fair value of commercial loans.

J.P. Morgan Chase & Co. / 2003 Annual Report

Notes to consolidated financial statements

J.P. Morgan Chase & Co.

•
Fair values for consumer installment loans (including automobile financings) and 1 - 4 family residential mortgages, for which market rates for comparable loans are readily available, are based on discounted cash flows, adjusted for prepayments. The discount rates used for consumer installment loans are current rates offered by commercial banks. For 1 - 4 family residential mortgages, secondary market yields for comparable mortgage-backed securities, adjusted for risk, are used.

•
Fair value for credit card receivables is based on discounted expected cash flows. The discount rates used for credit card receivables incorporate only the effects of interest rate changes, since the expected cash flows already reflect an adjustment for credit risk.

•
The fair value of loans in the held-for-sale and trading portfolios is generally based on observable market prices and prices of similar instruments, including bonds, credit derivatives and loans with similar characteristics. Otherwise, if market prices are not available, the fair value is based on the estimated cash flows adjusted for credit risk; that risk is discounted, using a rate appropriate for each maturity that incorporates the effects of interest rate changes.

Other assets

This caption includes private equity investments and MSRs.

For a discussion of the fair value methodology for private equity investments, see Note 15 on page 106 of this Annual Report.

For a discussion of the fair value methodology for MSRs, see Note 16 on pages 107-109 of this Annual Report.

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

Interest-bearing deposits

Fair values of interest-bearing deposits are estimated by discounting cash flows based on the remaining contractual maturities of funds having similar interest rates and similar maturities.

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

Beneficial interests issued by consolidated VIEs

Beneficial interests issued by consolidated VIEs (“beneficial interests”) are generally short-term in nature, and as such, for a significant majority of the Firm’s transactions, cost approximates carrying value. The Consolidated balance sheet also includes beneficial interests with long-dated maturities. The fair value of these instruments is based on current market rates.

Long-term debt-related instruments

Fair value for long-term debt, including the guaranteed preferred beneficial interests in the Firm’s junior subordinated deferrable interest debentures, is based on current market rates and is adjusted for JPMorgan Chase’s credit quality.

Lending-related commitments

The Firm estimates the fair value of its commercial commitments to extend credit based on the cost of credit derivatives. The Firm estimates the fair value of its consumer commitments to extend credit based on the primary market prices to originate new commitments. It is the change in current primary market prices that provides the estimate of the fair value of these commitments.

On this basis, at December 31, 2003, the fair value of the Firm’s lending-related commitments approximated the Allowance for lending-related commitments of $324 million. At December 31, 2002, the fair value of the Firm’s lending-related commitments was approximately $1.3 billion, compared with the Allowance for lending-related commitments of $363 million.

J.P. Morgan Chase & Co. / 2003 Annual Report

The following table presents the carrying value and estimated fair value of financial assets and liabilities valued under SFAS 107. Accordingly, certain amounts which are not considered financial instruments are excluded from the table.

	2003			2002
	Carrying	Estimated	Appreciation/	Carrying	Estimated		Appreciation/
December 31, (in billions)	value	fair value	(depreciation)	value	fair value		(depreciation)

Financial assets
Assets for which fair value approximates carrying value	$84.6	$84.6	$—	$76.4	$76.4		$—
Federal funds sold and securities purchased under resale agreements	76.9	77.2	0.3	65.8	66.0		0.2
Trading assets	252.9	252.9	—	248.3	248.3		—
Securities available-for-sale	60.1	60.1	—	84.0	84.0		—
Securities held-to-maturity	0.2	0.2	—	0.4	0.4		—
Loans:
Commercial, net of allowance for loan losses	80.8	82.1	1.3	88.6	88.7	(a)	0.1
Consumer, net of allowance for loan losses	134.2	135.4	1.2	122.4	124.7		2.3
Other assets	61.0	61.5	0.5	53.3	53.5		0.2

Total financial assets	$750.7	$754.0	$3.3	$739.2	$742.0		$2.8

Financial liabilities
Liabilities for which fair value approximates carrying value	$146.6	$146.6	$—	$145.1	$145.1		$—
Interest-bearing deposits	247.0	247.1	(0.1)	222.7	223.1		(0.4)
Federal funds purchased and securities sold under repurchase agreements	113.5	113.6	(0.1)	169.5	169.5		—
Trading liabilities	149.4	149.4	—	133.1	133.1		—
Beneficial interests issued by consolidated VIEs	12.3	12.3	—	—	—		—
Long-term debt-related instruments	54.8	57.0	(2.2)	45.2	45.5		(0.3)

Total financial liabilities	$723.6	$726.0	$(2.4)	$715.6	$716.3		$(0.7)

Net appreciation			$0.9				$2.1

(a)	The fair value has been revised to reflect current valuation methodologies.

J.P. Morgan Chase & Co. / 2003 Annual Report

Notes to consolidated financial statements

J.P. Morgan Chase & Co.

Note 32	International operations

The following table presents income statement information of JPMorgan Chase by major geographic areas. The Firm defines international activities as business transactions that involve customers residing outside the United States, and the information presented below is based primarily on the domicile of the customer. However, many of the Firm’s U.S. operations serve international businesses.

As the Firm’s operations are highly integrated, estimates and subjective assumptions have been made to apportion revenue and expense between U.S. and international operations. The estimates and assumptions used to apportion revenue and expense are consistent with the allocations used for JPMorgan Chase’s segment reporting as set forth in Note 34 on pages 126-127 of this Annual Report.

The Firm’s long-lived assets for the periods presented are not considered by management to be significant in relation to total assets. The majority of the Firm’s long-lived assets are located in the United States.

				Income (loss)	Net
For the year ended December 31, (in millions)	Revenue(a)	Expense(b)		before income taxes	income (loss)

2003
Europe/Middle East and Africa	$6,324	$3,940		$2,384	$1,530
Asia and Pacific	1,906	1,750		156	111
Latin America and the Caribbean	856	361		495	303
Other	52	15		37	22

Total international	9,138	6,066		3,072	1,966
Total U.S.	24,118	17,162		6,956	4,753

Total	$33,256	$23,228		$10,028	$6,719

2002
Europe/Middle East and Africa	$5,120	$4,882		$238	$157
Asia and Pacific	1,900	1,820		80	53
Latin America and the Caribbean	685	557		128	85
Other	42	34		8	5

Total international	7,747	7,293		454	300
Total U.S.	21,867	19,802	(c)	2,065	1,363

Total	$29,614	$27,095		$2,519	$1,663

2001
Europe/Middle East and Africa	$6,725	$5,128		$1,597	$1,054
Asia and Pacific	1,934	2,229		(295)	(195)
Latin America and the Caribbean	686	703		(17)	(11)
Other	43	38		5	3

Total international	9,388	8,098		1,290	851
Total U.S.	19,956	18,680		1,276	843

Total	$29,344	$26,778		$2,566	$1,694

(a)	Revenue is composed of Net interest income and noninterest revenue.
(b)	Expense is composed of Noninterest expense and Provision for credit losses. The amounts include an allocation of Merger and restructuring costs.
(c)
Includes the $1.3 billion (pre-tax) charge related to the settlement of the Enron surety litigation and the establishment of a litigation reserve for certain material litigation, proceedings and investigations.

J.P. Morgan Chase & Co. / 2003 Annual Report

Note 33	Parent company

Parent company – statement of income

Year ended December 31, (in millions)	2003	2002	2001

Income
Dividends from bank and bank holding company subsidiaries(a)	$2,436	$3,079	$2,650
Dividends from nonbank subsidiaries(a)(b)	2,688	422	7,904
Interest income from subsidiaries	945	1,174	2,090
Other interest income	130	148	70
Other income from subsidiaries, primarily fees:
Bank and bank holding company	632	277	96
Nonbank	385	390	287
Other income	(25)	264	110

Total income	7,191	5,754	13,207

Expense
Interest expense to subsidiaries(b)	422	405	491
Other interest expense	1,329	1,511	2,436
Compensation expense	348	378	244
Other noninterest expense	747	699	282

Total expense	2,846	2,993	3,453

Income before income tax benefit and undistributed net income of subsidiaries	4,345	2,761	9,754
Income tax benefit	474	432	394
Equity in undistributed net income (loss) of subsidiaries	1,900	(1,530)	(8,458)

Income before effect of accounting change	6,719	1,663	1,690
Net effect of change in accounting principle	—	—	4

Net income	$6,719	$1,663	$1,694

Parent company – balance sheet

December 31, (in millions)	2003	2002

Assets
Cash with banks	$148	$108
Deposits with banking subsidiaries	12,554	9,994
Securities purchased under resale agreements, primarily with nonbank subsidiaries	285	384
Trading assets	3,915	4,087
Available-for-sale securities	2,099	1,081
Loans	550	60
Advances to, and receivables from, subsidiaries:
Bank and bank holding company	9,239	9,521
Nonbank	24,489	21,094
Investment (at equity) in subsidiaries:
Bank and bank holding company	43,853	40,709
Nonbank(b)	10,399	10,826
Goodwill and other intangibles	860	863
Other assets	9,213	8,681

Total assets	$117,604	$107,408

Liabilities and stockholders’ equity
Borrowings from, and payables to, subsidiaries(b)	$9,488	$7,483
Other borrowed funds, primarily commercial paper	16,560	17,587
Other liabilities	4,767	4,937
Long-term debt(c)	40,635	35,095

Total liabilities	71,450	65,102
Stockholders’ equity	46,154	42,306

Total liabilities and stockholders’ equity	$117,604	$107,408

Parent company – statement of cash flows

Year ended December 31, (in millions)	2003	2002	2001

Operating activities
Net income	$6,719	$1,663	$1,694
Less: Net income of subsidiaries	7,017	1,971	2,096

Parent company net loss	(298)	(308)	(402)
Add: Cash dividends from subsidiaries(a)	5,098	2,320	10,554
Other, net	(272)	(912)	(926)

Net cash provided by operating activities	4,528	1,100	9,226

Investing activities
Net change in:
Deposits with banking subsidiaries	(2,560)	(3,755)	2,557
Securities purchased under resale agreements, primarily with nonbank subsidiaries	99	(40)	953
Loans	(490)	(27)	24
Advances to subsidiaries	(3,165)	6,172	3,931
Investment (at equity) in subsidiaries	(2,052)	(2,284)	(5,303)
Other, net	12	(37)	—
Available-for-sale securities:
Purchases	(607)	(1,171)	(1,643)
Proceeds from sales and maturities	654	1,877	14

Net cash (used in) provided by investing activities	(8,109)	735	533

Financing activities
Net change in borrowings from subsidiaries(b)	2,005	573	(526)
Net change in other borrowed funds	(2,104)	(915)	(3,272)
Proceeds from the issuance of long-term debt	12,105	12,533	7,258
Repayments of long-term debt	(6,733)	(12,271)	(10,184)
Proceeds from the issuance of stock and stock-related awards	1,213	725	1,429
Redemption of preferred stock	—	—	(511)
Treasury stock purchased	—	—	(871)
Cash dividends paid	(2,865)	(2,784)	(2,697)

Net cash provided by (used in) financing activities	3,621	(2,139)	(9,374)

Net increase (decrease) in cash with banks	40	(304)	385
Cash with banks at the beginning of the year	108	412	27

Cash with banks at the end of the year, primarily, with bank subsidiaries	$148	$108	$412

Cash interest paid	$1,918	$1,829	$2,950

Cash income taxes paid (refund received)	$754	$592	$(250)

(a)
Dividends in 2002 include a stock dividend of $1.2 billion from the mortgage business, which was contributed to JPMorgan Chase Bank. Cash dividends in 2001 include funds from Robert Fleming Holdings Limited and The Beacon Group, LLC.

(b)
Subsidiaries include trusts that issued guaranteed capital debt securities (“issuer trusts”). As a result of FIN 46, the Parent deconsolidated these trusts. In 2003, the Parent received dividends of $11 million from the issuer trusts. For a further discussion on issuer trusts, see Note 18 on pages 110-111 of this Annual Report.

(c)	At December 31, 2003, all debt that contractually matures in 2004 through 2008 totaled $5.8 billion, $7.8 billion, $4.6 billion, $6.4 billion and $4.5 billion, respectively.

J.P. Morgan Chase & Co. / 2003 Annual Report

Notes to consolidated financial statements

J.P. Morgan Chase & Co.

Note 34	Segment information

JPMorgan Chase is organized into five major businesses. These businesses are segmented based on the products and services provided, or the type of customer served, and reflect the manner in which financial information is evaluated by management.

JPMorgan Chase uses shareholder value added (“SVA”) and operating earnings as its principal measures of segment profitability. For a definition of these measurements, see the Glossary of terms on pages 130-131 of this Annual Report.

Operating revenue and expense directly associated with each segment are included in determining the segment’s operating earnings. Guidelines exist for allocating to the segments expenses that are not directly incurred by them, such as corporate overhead. In addition, management has developed a risk-adjusted capital methodology that quantifies the different types of risk — credit, market, operational, business and private equity — within the various businesses and assigns capital accordingly. Each business segment is responsible for its credit costs, including actual net charge-offs and changes in the specific and

Segment results and reconciliation (table continued on next page)

				Treasury &			Investment Management
Year ended December 31,	Investment Bank			Securities Services			& Private Banking
(in millions, except ratios)	2003	2002	2001	2003	2002	2001	2003	2002	2001

Operating net interest income	$2,277	$2,642	$2,978	$1,219	$1,224	$1,302	$467	$446	$549
Operating noninterest revenue	12,355	9,988	11,916	2,586	2,481	2,289	2,348	2,263	2,531
Equity-related income(b)	(1)	(2)	(8)	—	—	—	1	1	—
Intersegment revenue(c)	(191)	(130)	(139)	187	187	211	62	129	109

Total operating revenue	14,440	12,498	14,747	3,992	3,892	3,802	2,878	2,839	3,189

Total operating expense	8,470	8,012	8,789	3,217	2,994	2,961	2,428	2,346	2,566

Operating margin	5,970	4,486	5,958	775	898	841	450	493	623
Credit costs	(181)	2,393	1,160	1	1	7	35	85	36
Corporate credit allocation(d)	(36)	(82)	(94)	36	82	94	—	—	—

Operating earnings (loss) before taxes	6,115	2,011	4,704	810	979	928	415	408	587

Income taxes (benefit)	2,430	708	1,847	290	358	335	147	147	229

Operating earnings (loss)	3,685	1,303	2,857	520	621	593	268	261	358
Merger and restructuring costs and special items(e)
Pre-SFAS 142 goodwill amortization(e)

Net income (loss)	$3,685	$1,303	$2,857	$520	$621	$593	$268	$261	$358

Average allocated capital	$19,134	$19,915	$20,286	$2,711	$2,688	$2,859	$5,454	$5,643	$5,781
Average managed assets(f)	510,894	495,464	510,676	18,993	17,780	18,552	33,685	35,729	36,896
Shareholder value added	1,368	(1,109)	392	192	296	247	(394)	(423)	(344)
Return on allocated capital	19%	6%	14%	19%	23%	21%	5%	5%	6%
Overhead ratio	59	64	60	81	77	78	84	83	80

(a)	Corporate/reconciling items includes Support Units and Corporate and the net effect of management accounting policies.
(b)	Equity-related income includes equity income of investees accounted for by the equity method.
(c)	Intersegment revenue includes intercompany revenue and revenue-sharing agreements, net of intersegment expenses. Transactions between business segments are primarily conducted at fair value.
(d)	Represents an allocation of pre-tax earnings related to certain credit exposures managed within IB’s credit portfolio on behalf of clients shared with TSS.
(e)	Represents the after-tax amounts.
(f)	Includes credit card receivables that have been securitized. The impact of securitizations on total average assets was $32.4 billion in 2003, $26.5 billion in 2002 and $18.0 billion in 2001.

J.P. Morgan Chase & Co. / 2003 Annual Report

expected components of the Allowance for credit losses. The residual component of the Allowance for credit losses, available for losses in any business segment, is maintained at the corporate level.

A summary of the business segment results is shown in the following table. The Corporate/reconciling items column reflects revenue and expense excluded from the determination of the segments’ operating earnings. This column includes the accounting effects remaining at the corporate level after the application of management accounting policies, including income tax expenses (the difference between the amounts allocated to business units and JPMorgan Chase’s consolidated income tax expense).

For a further discussion concerning JPMorgan Chase’s business segments, see Segment results in the MD&A on pages 27-44 of this Annual Report. Additionally, financial information relating to JPMorgan Chase’s operations by geographic area is provided in Note 32 on page 124 of this Annual Report.

(table continued from previous page)

						Corporate/
JPMorgan Partners			Chase Financial Services			reconciling items(a)			Total
2003	2002	2001	2003	2002	2001	2003	2002	2001	2003	2002	2001

$(264)	$(302)	$(302)	$9,620	$8,225	$6,765	$(522)	$(416)	$(446)	$12,797	$11,819	$10,846
70	(658)	(1,151)	5,000	5,198	4,072	(132)	(112)	(146)	22,227	19,160	19,511
—	(2)	(1)	2	13	(2)	100	64	46	102	74	35
4	(14)	(9)	10	(10)	(7)	(72)	(162)	(165)	—	—	—

(190)	(976)	(1,463)	14,632	13,426	10,828	(626)	(626)	(711)	35,126	31,053	30,392

275	299	294	7,264	6,578	5,693	34	(73)	185	21,688	20,156	20,488

(465)	(1,275)	(1,757)	7,368	6,848	5,135	(660)	(553)	(896)	13,438	10,897	9,904
—	—	—	3,431	3,159	2,874	124	132	153	3,410	5,770	4,230
—	—	—	—	—	—	—	—	—	—	—	—

(465)	(1,275)	(1,757)	3,937	3,689	2,261	(784)	(685)	(1,049)	10,028	5,127	5,674

(172)	(467)	(641)	1,442	1,369	847	(828)	(372)	(745)	3,309	1,743	1,872

(293)	(808)	(1,116)	2,495	2,320	1,414	44	(313)	(304)	6,719	3,384	3,802
						NA	(1,721)	(1,715)	NA	(1,721)	(1,715)
						NA	NA	(393)	NA	NA	(393)

$(293)	$(808)	$(1,116)	$2,495	$2,320	$1,414	$44	$(2,034)	$(2,412)	$6,719	$1,663	$1,694

$5,789	$6,293	$7,557	$8,750	$8,612	$7,733	$1,150	$(1,783)	$(2,692)	$42,988	$41,368	$41,524
8,818	9,677	11,698	215,216	179,635	162,980	20,737	21,591	13,146	808,343	759,876	753,948
(1,169)	(1,759)	(2,262)	1,434	1,276	475	78	88	245	1,509	(1,631)	(1,247)
NM	NM	NM	28%	27%	18%	NM	NM	NM	16%	8%	9%
NM	NM	NM	50	49	53	NM	NM	NM	62	65	67

The tables below present reconciliations of the combined segment information included in the preceding table to JPMorgan Chase’s reported revenue and net income as included in the Consolidated statement of income on page 82 of this Annual Report.

Year ended December 31, (in millions)	2003	2002	2001

Segments’ operating revenue	$35,752	$31,679	$31,103
Corporate / reconciling items	(626)	(626)	(711)

Consolidated operating revenue	35,126	31,053	30,392
Impact of securitizations	(1,870)	(1,439)	(1,048)

Consolidated revenue	$33,256	$29,614	$29,344

Year ended December 31, (in millions)	2003	2002	2001

Segments’ operating earnings	$6,675	$3,697	$4,106
Corporate / reconciling items	44	(313)	(304)

Consolidated operating earnings	6,719	3,384	3,802
Merger and restructuring costs and special items(a)	NA	(1,721)	(1,715)
Pre-SFAS 142 goodwill amortization(a)	NA	NA	(393)

Consolidated net income	$6,719	$1,663	$1,694

(a)	Represents the after-tax amounts.

J.P. Morgan Chase & Co. / 2003 Annual Report

Supplementary information

Selected quarterly financial data

(unaudited)
As of or for the period ended	2003				2002
(in millions, except per share and ratio data)	4th	3rd	2nd	1st	4th	3rd	2nd	1st

REPORTED BASIS
Revenue	$8,068	$7,748	$9,034	$8,406	$7,495	$6,947	$7,574	$7,598
Noninterest expense
(excluding merger and restructuring costs)	5,220	5,095	5,832	5,541	6,768 (a)	4,718	4,965	5,103
Merger and restructuring costs	—	—	—	—	393	333	229	255
Provision for credit losses	139	223	435	743	921	1,836	821	753
Income tax expense (benefit)	845	802	940	722	(200)	20	531	505
Net income (loss)	$1,864	$1,628	$1,827	$1,400	$(387)	$40	$1,028	$982
Per Common Share:
Net income (loss) per share:
Basic	$0.92	$0.80	$0.90	$0.69	$(0.20)	$0.01	$0.51	$0.49
Diluted	0.89	0.78	0.89	0.69	(0.20)	0.01	0.50	0.48
Cash dividends declared	0.34	0.34	0.34	0.34	0.34	0.34	0.34	0.34
Book value at period-end	22.10	21.55	21.53	20.73	20.66	21.26	20.93	20.16
Performance Ratios:
Return on average assets	0.95%	0.83%	0.96%	0.73%	NM	0.02%	0.56%	0.55%
Return on average common equity	17	15	17	13	NM	NM	10	10
Capital Ratios:
Tier 1 capital ratio	8.5%	8.7%	8.4%	8.4%	8.2%	8.7%	8.8%	8.6%
Total capital ratio	11.8	12.1	12.0	12.2	12.0	12.4	12.7	12.5
Tier 1 leverage ratio	5.6	5.5	5.5	5.0	5.1	5.4	5.4	5.4
Selected Balance Sheet Items:
Net loans	$214,995	$231,448	$222,307	$212,256	$211,014	$206,215	$207,080	$209,541
Total assets	770,912	792,700	802,603	755,156	758,800	741,759	740,546	712,508
Deposits	326,492	313,626	318,248	300,667	304,753	292,171	293,829	282,037
Long-term debt(b)	54,782	50,661	49,918	48,290	45,190	44,552	47,802	42,761
Common stockholders’ equity	45,145	43,948	43,812	42,075	41,297	42,428	41,727	40,122
Total stockholders’ equity	46,154	44,957	44,821	43,084	42,306	43,437	42,736	41,131

Share price(c)
High	$36.99	$38.26	$36.52	$28.29	$26.14	$33.68	$38.75	$39.68
Low	34.45	32.40	23.75	20.13	15.26	17.86	30.15	26.70
Close	36.73	34.33	34.18	23.71	24.00	18.99	33.92	35.65

OPERATING BASIS(d)
Revenue	$8,530	$8,219	$9,514	$8,863	$7,925	$7,301	$7,908	$7,919
Expense	5,220	5,095	5,832	5,541	5,468	4,620	4,965	5,103
Operating margin	3,310	3,124	3,682	3,322	2,457	2,681	2,943	2,816
Credit costs	601	694	915	1,200	1,351	2,190	1,155	1,074
Earnings	$1,864	$1,628	$1,827	$1,400	$730	$325	$1,179	$1,150
Operating Performance:
Shareholder value added	$514	$311	$536	$148	$(551)	$(964)	$(57)	$(59)
Return on average common equity	17%	15%	17%	13%	7%	3%	11%	11%
Overhead ratio	61	62	61	63	69	63	63	64
Common dividend payout ratio	38	44	40	50	96	222	59	60

(a)
Includes a $1.3 billion charge in connection with the settlement of the Enron-related surety litigation and the establishment of a reserve related to certain material litigations, proceedings and investigations.

(b)
Includes Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities and Guaranteed preferred beneficial interests in capital debt securities issued by consolidated trusts. Excludes $2.4 billion and $3.1 billion of FIN 46 long-term beneficial interests at December 31, 2003 and September 30, 2003, respectively, included in Beneficial interests issued by consolidated variable interest entities on the Consolidated balance sheet.

(c)
JPMorgan Chase’s common stock is listed and traded on the New York Stock Exchange, the London Stock Exchange Limited and the Tokyo Stock Exchange. The high, low and closing prices of JPMorgan Chase’s common stock are from the New York Stock Exchange Composite Transaction Tape.

(d)
Includes credit card receivables that had been securitized. Amounts shown in 2002 exclude merger and restructuring costs, and special items. For a description of special items, see Glossary of terms on page 131 of this Annual Report.

J.P. Morgan Chase & Co. / 2003 Annual Report

Five-year summary of financial highlights

J.P. Morgan Chase & Co.

(unaudited)
As of or for the year ended December 31,
(in millions, except per share and ratio data)	2003	2002	2001	2000	1999

REPORTED BASIS
Revenue	$33,256	$29,614	$29,344	$33,186	$31,146
Noninterest expense
(excluding merger and restructuring costs)	21,688	21,554 (a)	21,073	21,642	18,188
Merger and restructuring costs	—	1,210	2,523	1,431	23
Provision for credit losses	1,540	4,331	3,182	1,380	1,446
Income tax expense	3,309	856	847	3,006	3,988
Income before effect of accounting change	6,719	1,663	1,719	5,727	7,501
Net effect of change in accounting principle	—	—	(25)	—	—
Net income	$6,719	$1,663	$1,694	$5,727	$7,501
Per Common Share:
Net income per share
Basic	$3.32	$0.81	$0.83 (e)	$2.99	$3.87
Diluted	3.24	0.80	0.80 (e)	2.86	3.69
Cash dividends declared	1.36	1.36	1.36	1.28	1.08
Book value at December 31	22.10	20.66	20.32	21.17	18.07
Performance Ratios:
Return on average assets	0.87%	0.23%	0.23%	0.85%	1.19%
Return on average common equity	16	4	4	16	22
Capital Ratios:
Tier 1 capital ratio	8.5%	8.2%	8.3%	8.5%	8.5%
Total capital ratio	11.8	12.0	11.9	12.0	12.3
Tier 1 leverage ratio	5.6	5.1	5.2	5.4	5.9
Selected Balance Sheet Items:
Net loans	$214,995	$211,014	$212,920	$212,385	$199,270
Total assets	770,912	758,800	693,575	715,348	667,003
Deposits	326,492	304,753	293,650	279,365	287,064
Long-term debt(b)	54,782	45,190	43,622	47,238	45,540
Common stockholders’ equity	45,145	41,297	40,090	40,818	33,434
Total stockholders’ equity	46,154	42,306	41,099	42,338	35,056

Share price(c)
High	$38.26	$39.68	$59.19	$67.17	$60.75
Low	20.13	15.26	29.04	32.38	43.88
Close	36.73	24.00	36.35	45.44	51.79

OPERATING BASIS(d)
Revenue	$35,126	$31,053	$30,392	$33,045	$31,911
Expense	21,688	20,156	20,488	21,258	17,903
Operating margin	13,438	10,897	9,904	11,787	14,008
Credit costs	3,410	5,770	4,230	2,370	2,439
Earnings	$6,719	$3,384	$3,802	$6,176	$7,554
Operating Performance:
Shareholder value added	$1,509	$(1,631)	$(1,247)	$1,739	$3,496
Return on average common equity	16%	8%	9%	17%	23%
Overhead ratio	62	65	67	64	56
Common dividend payout ratio	43	83	73	39	28

(a)
Includes a $1.3 billion charge in connection with the settlement of the Enron-related surety litigation and the establishment of a reserve related to certain material litigations, proceedings and investigations.

(b)
Includes Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities and Guaranteed preferred beneficial interests in capital debt securities issued by consolidated trusts. Excludes $2.4 billion of FIN 46 long-term beneficial interests at December 31, 2003 included in Beneficial interests issued by consolidated variable interest entities on the Consolidated balance sheet.

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

(d)
Includes credit card receivables that had been securitized. Amounts shown prior to 2003 exclude merger and restructuring costs, and special items. For a reconciliation from reported results to operating basis, see page 28 of this Annual Report. For a description of special items, see Glossary of terms on page 131 of this Annual Report.

(e)	Basic and diluted earnings per share have been reduced by $0.01 in 2001 because of the impact of the adoption of SFAS 133 relating to the accounting for derivative instruments and hedging activities.

J.P. Morgan Chase & Co. / 2003 Annual Report

Glossary of terms

J.P. Morgan Chase & Co.

AICPA: American Institute of Certified Public Accountants.

APB: Accounting Principles Board Opinion.

APB 25: “Accounting for Stock Issued to Employees.”

Asset capital tax: Capital allocated to each business segment based on its average asset level and certain off-balance sheet credit-related exposures; reflects the need for the Firm to maintain minimum leverage ratios to meet bank regulatory definitions of “well capitalized.”

Assets Under Management: Represent assets managed by Investment Management & Private Banking on behalf of institutional, retail and private banking clients.

Assets Under Supervision: Represent assets under management as well as custody, brokerage, administration and deposit accounts.

Average Allocated Capital: Represents the portion of average common stockholders’ equity allocated to the business segments, based on their respective risks. The total average allocated capital of all business segments equals the total average common stockholders’ equity of the Firm.

Average Managed Assets: Includes credit card receivables that have been securitized.

Basis point value (“BPV”): This measurement quantifies the change in the market value of assets and liabilities (that are not part of trading activities) that would result from a one-basis-point change in interest rates or a one-basis-point widening of interest rate spreads. BPV shows whether an increase of 1/100 of 1% (or one basis point) in a market rate will yield a profit or loss, and of what magnitude.

bp: Denotes basis points; 100 bp equals 1%.

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

Credit risk: Risk of loss from obligor or counterparty default.

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

EITF: Emerging Issues Task Force.

EITF Issue 02-3: “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.”

EITF Issue 03-1: “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”

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

FIN 46: FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.”

FSP SFAS 106-1: FASB Staff Position No. SFAS106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”

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

J.P. Morgan Chase & Co. / 2003 Annual Report

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

Market risk: The potential loss in value of portfolios and financial instruments caused by movements in market variables, such as interest and foreign exchange rates, credit spreads, and equity and commodity prices.

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

NM: Not meaningful.

Operating basis or operating earnings: Reported results excluding the impact of credit card securitizations and, prior to 2003, merger and restructuring costs and special items.

Operational risk: The risk of loss resulting from inadequate or failed processes or systems, human factors or external events.

Overhead ratio: Operating expense (excluding merger and restructuring costs and special items) as a percentage of operating revenue.

Return on Tangible Allocated Capital: Operating earnings less preferred dividends as a percentage of average allocated capital, excluding the impact of goodwill.

SFAS: Statement of Financial Accounting Standards.

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

Six Sigma: Represents a business management approach that enables firms to improve the quality of products and services delivered to clients through understanding client priorities, and then eliminating process defects and failures. “Sigmas” (or standard deviations) are statistical measures of the defects or failures generated by a business process.

Special items: All amounts are on a pre-tax basis unless otherwise noted. There were no special items in 2003. Special items in 2002 included a $1.3 billion charge for the settlement of the Enron surety litigation and the establishment of a litigation reserve, and a $98 million charge for excess real estate capacity related to facilities in the West Coast of the United States. Special items in 2001 included a $25 million loss (after-tax) from the cumulative effect of a transition adjustment related to the adoption of SFAS 133. Special items in 2000 included an $827 million gain on the sale of the Hong Kong retail banking business, a $399 million gain from the transfer of Euroclear-related business, an $81 million gain from the sale of the Panama operations and a $176 million loss resulting from the economic hedge of the purchase price of Flemings prior to its acquisition. Special items in 1999 were interest income of $62 million from prior years’ tax refunds, gains of $166 million from sales of non-strategic assets and a $100 million special contribution to The Chase Manhattan Foundation.

Stress testing: A scenario that measures market risk under unlikely but plausible events in abnormal markets.

Tangible shareholder value added: SVA less the impact of goodwill on operating earnings and capital charges.

Value-at-Risk (“VAR”): A measure of the dollar amount of potential loss from adverse market moves in an ordinary market environment.

J.P. Morgan Chase & Co. / 2003 Annual Report

Distribution of assets, liabilities and stockholders’ equity;
interest rates and interest differentials

Consolidated average balance sheet, interest and rates

Provided below is a summary of JPMorgan Chase’s consolidated average balances, interest rates and interest differentials on a taxable-equivalent basis for the years 2001 through 2003. Income computed on a taxable-equivalent basis is the income reported in the Consolidated statement of income, adjusted to make income and earnings yields on assets exempt from income taxes (primarily federal taxes) comparable with other taxable income. The incremental tax rate used for calculating the taxable-equivalent adjustment was approximately 41% in each of the years 2003, 2002 and 2001. A substantial portion of JPMorgan Chase’s securities is taxable.

(Table continued on next page)

	2003
Year ended December 31,	Average				Average
(Taxable-equivalent interest and rates; in millions, except rates)	balance		Interest		rate

Assets
Deposits with banks	$9,742		$214		2.20%
Federal funds sold and securities purchased under resale agreements	87,273		1,497		1.72
Securities borrowed	40,305		323		0.80
Trading assets — debt and equity instruments	148,970		6,608		4.44
Securities:
Available-for-sale	77,156		3,553		4.60 (a)
Held-to-maturity	286		21		7.19
Loans	226,106		11,288	(b)	4.99

Total interest-earning assets	589,838		23,504		3.98

Allowance for loan losses	(5,161)
Cash and due from banks	17,951
Trading assets — derivative receivables	85,628
All other assets	87,722

Total assets	$775,978

Liabilities
Interest-bearing deposits	$227,645		$3,604		1.58%
Federal funds purchased and securities sold under repurchase agreements	161,020		2,199		1.37
Commercial paper	13,387		151		1.13
Other borrowings(d)	69,703		3,549		5.09
Beneficial interests issued by consolidated VIEs(e)	9,421		106		1.13
Long-term debt	49,095		1,498		3.05

Total interest-bearing liabilities	530,271		11,107		2.09

Noninterest-bearing deposits	77,640
Trading liabilities — derivative payables	67,783
All other liabilities, including the allowance for lending-related commitments	56,287

Total liabilities	731,981

Preferred stock of subsidiary	—
Stockholders’ equity
Preferred stock	1,009
Common stockholders’ equity	42,988

Total stockholders’ equity	43,997	(f)

Total liabilities, preferred stock of subsidiary and stockholders’ equity	$775,978
Interest rate spread					1.89%
Net interest income and net yield on interest-earning assets			$12,397		2.10

Note: The weighted-average interest rates reflect the impact of local interest rates prevailing in certain Latin American countries with highly inflationary economies.
(a)	The annualized rate for available-for-sale securities based on amortized cost was 4.63% in 2003, 5.13% in 2002 and 5.57% in 2001.
(b)	Fees and commissions on loans included in loan interest amounted to $276 million in 2003, $276 million in 2002 and $210 million in 2001.
(c)	Includes $84 million in 2001 of interest income resulting from the refund of prior-years’ taxes. Excluding this amount, the net yield on interest-earning assets would be 1.97% in 2001.
(d)	Includes securities sold but not yet purchased.
(e)	Not applicable for years prior to 2003 since the Firm adopted FIN 46 during 2003.
(f)
The ratio of average stockholders’ equity to average assets was 5.7% for 2003, 5.8% for 2002 and 5.8% for 2001. The return on average stockholders’ equity was 15.3% for 2003, 3.9% for 2002 and 4.0% for 2001.

Within the Consolidated average balance sheet, interest and rates summary, the principal amounts of nonaccrual loans have been included in the average loan balances used to determine the average interest rate earned on loans. For additional information on nonaccrual loans, including interest accrued, see Note 11 on pages 98 and 99.

(Continuation of table)

2002					2001
Average				Average	Average				Average
balance		Interest		rate	balance		Interest		rate

$11,945		$303		2.54%	$9,119		$452		4.96%
84,194		2,078		2.47	83,841		3,805		4.54
42,703		681		1.59	38,156		1,343		3.52
137,272		6,814		4.96	129,578		7,391		5.70

66,619		3,389		5.09 (a)	66,062		3,691		5.59 (a)
446		29		6.45	526		35		6.67
211,432		12,068	(b)	5.71	219,843		15,548	(b)	7.07

554,611		25,362		4.57	547,125		32,265		5.90

(5,178)					(3,862)
18,850					20,928
73,641					78,461
91,433					93,321

$733,357					$735,973

$217,417		$5,253		2.42%	$215,865		$7,998	(c)	3.70%	(c)
168,428		3,313		1.97	163,858		6,655		4.06
16,134		281		1.74	18,561		749		4.03
69,393		3,444		4.96	64,029		3,694		5.77
NA		NA		NA	NA		NA		NA
43,927		1,467		3.34	45,583		2,283		5.01

515,299		13,758		2.67	507,896		21,379		4.21

69,999					60,983
57,607					69,676
47,988					54,158

690,893					692,713

87					550

1,009					1,186
41,368					41,524

42,377	(f)				42,710	(f)

$733,357					$735,973
				1.90%					1.69%
		$11,604		2.09			$10,886		1.99 (c)

Interest rates and interest differential analysis of net interest income –
U.S. and non-U.S.

Presented below is a summary of interest rates and interest differentials segregated between U.S. and non-U.S. operations for the years 2001 through 2003. The segregation of U.S. and non-U.S. components is based on the location of the office recording the transaction. Intracompany funding generally comprises dollar-denominated deposits originated in various locations that are centrally managed by JPMorgan Chase’s treasury units. U.S. net interest income was $10.5 billion in 2003, an increase of $1.6 billion from the prior year. The

(Table continued on next page)

	2003
Year ended December 31,	Average		Average
(Taxable-equivalent interest and rates; in millions, except rates)	balance	Interest	rate

Interest-earning assets:
Deposits with banks, primarily non-U.S.	$9,742	$214	2.20%
Federal funds sold and securities purchased under resale agreements:
U.S.	61,925	988	1.59
Non-U.S.	25,348	509	2.01
Securities borrowed, primarily U.S.	40,305	323	0.80
Trading assets — debt and equity instruments:
U.S.	86,234	4,013	4.65
Non-U.S.	62,736	2,595	4.14
Securities:
U.S.	67,024	3,184	4.75
Non-U.S.	10,418	390	3.75
Loans:
U.S.	194,051	9,088	4.68
Non-U.S.	32,055	2,200	6.86

Total interest-earning assets	589,838	23,504	3.98

Interest-bearing liabilities:
Interest-bearing deposits:
U.S.	117,035	1,688	1.44
Non-U.S.	110,610	1,916	1.73
Federal funds purchased and securities sold under repurchase agreements:
U.S.	129,715	1,599	1.23
Non-U.S.	31,305	600	1.92
Other borrowed funds:
U.S.	59,249	2,351	3.97
Non-U.S.	23,841	1,349	5.66
Beneficial interests issued by consolidated VIEs, primarily U.S.(b)	9,421	106	1.13
Long-term debt, primarily U.S.	49,095	1,498	3.05
Intracompany funding:
U.S.	44,856	946	—
Non-U.S.	(44,856)	(946)	—

Total interest-bearing liabilities	530,271	11,107	2.09

Noninterest-bearing liabilities(c)	59,567

Total investable funds	$589,838	$11,107	1.89%

Net interest income and net yield:		$12,397	2.10%
U.S.		10,512	2.40
Non-U.S.		1,885	1.24
Percentage of total assets and liabilities attributable to non-U.S. operations:
Assets			30.7
Liabilities			35.5

(a)	See Note (c) on page 132. Excluding the tax refund, the U.S. net yield on interest-earning assets would be 2.10% in 2001.
(b)	Not applicable for years prior to 2003 since the Firm adopted FIN 46 during 2003.
(c)	Represents the amount of noninterest-bearing liabilities funding interest-earning assets.

increase primarily was attributable to higher volume of consumer loans, primarily mortgage and automobile loans. Net interest income from non-U.S. operations was $1.9 billion for

2003, compared with $2.7 billion in 2002. The decrease reflects declining spreads.

For further discussion, see the section entitled “Net interest income” in the MD&A on page 25.

(Continuation of table)

2002			2001
Average		Average	Average			Average
balance	Interest	rate	balance	Interest		rate

$11,945	$303	2.54%	$9,119	$452		4.96%

60,176	1,302	2.16	53,783	2,279		4.24
24,018	776	3.23	30,058	1,526		5.08
42,703	681	1.59	38,156	1,343		3.52

81,202	4,397	5.42	83,908	5,268		6.28
56,070	2,417	4.31	45,670	2,123		4.65

53,745	2,913	5.42	52,636	3,137		5.96
13,320	505	3.79	13,952	589		4.22

174,359	9,627	5.52	179,912	12,379		6.88
37,073	2,441	6.58	39,931	3,169		7.94

554,611	25,362	4.57	547,125	32,265		5.90

107,823	2,412	2.24	93,589	3,080	(a)	3.29 (a)
109,594	2,841	2.59	122,276	4,918		4.02

131,213	2,800	2.13	129,400	5,333		4.12
37,215	513	1.38	34,458	1,322		3.84

58,533	2,490	4.25	55,770	3,202		5.74
26,994	1,235	4.58	26,820	1,241		4.63
NA	NA	NA	NA	NA		NA
43,927	1,467	3.34	45,583	2,283		5.01

68,736	1,758	—	52,418	1,988		—
(68,736)	(1,758)	—	(52,418)	(1,988)		—

515,299	13,758	2.67	507,896	21,379		4.21

39,312			39,229

$554,611	$13,758	2.48%	$547,125	$21,379		3.91%

	$11,604	2.09%		$10,886		1.99%	(a)
	8,912	2.25		8,432		2.12 (a)
	2,692	1.69		2,454		1.64

		31.7				31.4
		34.9				38.0

Changes in net interest income, volume and rate analysis

The table below presents an analysis of the effect on net interest income of volume and rate changes for the periods 2003 versus 2002 and 2002 versus 2001. In this analysis, the change due to the volume/rate variance has been allocated to volume.

	2003 versus 2002			2002 versus 2001
(On a taxable-equivalent basis;	Increase (decrease) due to change in:		Net	Increase (decrease) due to change in:		Net
in millions)	Volume	Rate	change	Volume	Rate	change

Interest-earning assets
Deposits with banks, primarily non-U.S.	$(48)	$(41)	$(89)	$72	$(221)	$(149)
Federal funds sold and securities purchased under resale agreements:
U.S.	29	(343)	(314)	142	(1,119)	(977)
Non-U.S.	26	(293)	(267)	(194)	(556)	(750)
Securities borrowed, primarily U.S.	(21)	(337)	(358)	74	(736)	(662)
Trading assets — debt and equity instruments:
U.S.	241	(625)	(384)	(157)	(714)	(871)
Non-U.S.	273	(95)	178	449	(155)	294
Securities:
U.S.	631	(360)	271	60	(284)	(224)
Non-U.S.	(110)	(5)	(115)	(24)	(60)	(84)
Loans:
U.S.	926	(1,465)	(539)	(305)	(2,447)	(2,752)
Non-U.S.	(345)	104	(241)	(185)	(543)	(728)

Change in interest income	1,602	(3,460)	(1,858)	(68)	(6,835)	(6,903)

Interest-bearing liabilities
Interest-bearing deposits:
U.S.	139	(863)	(724)	315	(983)	(668)
Non-U.S.	18	(943)	(925)	(328)	(1,749)	(2,077)
Federal funds purchased and securities sold under repurchase agreements:
U.S.	(20)	(1,181)	(1,201)	42	(2,575)	(2,533)
Non-U.S.	(114)	201	87	39	(848)	(809)
Other borrowed funds:
U.S.	25	(164)	(139)	119	(831)	(712)
Non-U.S.	(178)	292	114	7	(13)	(6)
Beneficial interests issued by consolidated VIEs, primarily U.S.(a)	106	—	106	NA	NA	NA
Long-term debt, primarily U.S.	158	(127)	31	(55)	(761)	(816)
Intracompany funding:
U.S.	(503)	(309)	(812)	415	(645)	(230)
Non-U.S.	503	309	812	(415)	645	230

Change in interest expense	134	(2,785)	(2,651)	139	(7,760)	(7,621)

Change in net interest income	$1,468	$(675)	$793	$(207)	$925	$718

(a)	Not applicable for years prior to 2003 since the Firm adopted FIN 46 during 2003.

Securities portfolio

The table below presents the amortized cost, estimated fair value and average yield (including the impact of related derivatives) of JPMorgan Chase’s securities by contractual maturity range and type of security.

Maturity schedule of available-for-sale and held-to-maturity securities	Due in 1	Due after 1	Due after 5	Due after
December 31, 2003 (in millions, rates on a taxable-equivalent basis)	year or less	through 5 years	through 10 years	10 years(a)	Total

U.S. government and federal agency/corporation obligations:
Amortized cost	$1,565	$5,146	$4,265	$34,714	$45,690
Fair value	1,557	5,105	4,190	34,372	45,224
Average yield(b)	1.07%	3.10%	4.02%	4.88%	4.47%
Other:(c)
Amortized cost	$3,334	$4,066	$3,574	$3,758	$14,732
Fair value	3,343	4,070	3,625	3,806	14,844
Average yield(b)	2.28%	3.61%	4.41%	4.39%	3.70%
Total available-for-sale securities:(d)
Amortized cost	$4,899	$9,212	$7,839	$38,472	$60,422
Fair value	4,900	9,175	7,815	38,178	60,068
Average yield(b)	1.89%	3.33%	4.20%	4.83%	4.28%

Total held-to-maturity securities:(d)
Amortized cost	$—	$—	$2	$174	$176
Fair value	—	—	2	184	186
Average yield(b)	—%	—%	7.32%	6.91%	6.92%

(a)
Securities with no stated maturity are included with securities with a contractual maturity of 10 years or more. Substantially all of JPMorgan Chase’s mortgaged-backed securities (“MBSs”) and collateralized mortgage obligations (“CMOs”) are due in 10 years or more based on contractual maturity. The estimated duration, which reflects anticipated future prepayments based on a consensus of dealers in the market, is approximately five years for MBSs and CMOs.

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
(d)
For the amortized cost of the above categories of securities at December 31, 2002, see Note 9 on page 96. At December 31, 2001, the amortized cost of U.S. government and federal agencies and other available-for-sale securities was $42,474 million and $17,060 million, respectively. At December 31, 2001, the amortized cost of U.S. government and federal agencies held-to-maturity securities was $476 million. There were no other held-to-maturity securities at December 31, 2001.

The U.S. government and certain of its agencies were the only issuers whose securities exceeded 10% of JPMorgan Chase’s total stockholders’ equity at December 31, 2003.

For a further discussion of JPMorgan Chase’s securities portfolios, see Note 9 on pages 96-97.

Loan portfolio

The table below sets forth the amounts of loans outstanding by type:

December 31, (in millions)	2003	2002	2001	2000	1999

U.S. loans:
Commercial and industrial	$43,631	$49,205	$56,680	$64,031	$58,563
Commercial real estate — commercial mortgage	3,182	3,176	3,533	4,109	5,207
Commercial real estate — construction	589	516	615	725	800
Financial institutions	4,622	3,770	5,608	7,342	6,623
Consumer	136,393	124,687	111,850	95,960	85,289

Total U.S. loans	188,417	181,354	178,286	172,167	156,482

Non-U.S. loans:
Commercial and industrial	24,618	31,446	33,530	37,002	38,067
Commercial real estate	79	381	167	1,470	362
Financial institutions	5,671	2,438	3,570	3,976	3,779
Non-U.S. governments	705	616	1,161	805	1,517
Consumer	28	129	730	630	2,801

Total non-U.S. loans	31,101	35,010	39,158	43,883	46,526

Total loans(a)	$219,518	$216,364	$217,444	$216,050	$203,008

(a)
Loans are presented net of unearned income of $1.29 billion, $1.89 billion, $1.83 billion, $1.57 billion and $1.53 billion at December 31, 2003, 2002, 2001, 2000 and 1999, respectively. For a discussion of JPMorgan Chase’s loan outstandings, see “Commercial and consumer credit portfolio” on pages 52 through 64.

Maturities and sensitivity to changes in interest rates

The table below shows, at December 31, 2003, commercial loan maturity and distribution between fixed and floating interest rates based upon the stated terms of the commercial loan agreements. The table does not include the impact of derivative instruments.

	Within	1-5	After 5
December 31, 2003 (in millions)	1 year(a)	years	years	Total

U.S.:
Commercial and industrial	$19,786	$19,115	$4,730	$43,631
Commercial real estate	576	1,239	1,956	3,771
Financial institutions	4,146	468	8	4,622
Non-U.S.	16,210	9,925	4,938	31,073

Total commercial loans	$40,718	$30,747	$11,632	$83,097

Loans at fixed interest rates		$17,447	$5,477
Loans at variable interest rates		13,300	6,155

Total commercial loans		$30,747	$11,632

(a)	Includes demand loans, overdrafts and loans having no stated schedule of repayments and no stated maturity.

Cross-border outstandings

Cross-border disclosure is based upon the Federal Financial Institutions Examination Council’s (“FFIEC”) guidelines governing the determination of cross-border risk. In accordance with FFIEC revised guidelines, credit derivatives were included in the determination of cross-border exposure beginning in 2001.

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

For a further discussion of JPMorgan Chase’s cross-border exposure based on management’s view of this exposure, see page 58.

Cross-border outstandings exceeding 0.75% of total assets

					Net local	Total		Total
					country	direct		cross-border
(in millions)	At December 31,	Governments	Banks	Other(a)	assets	exposure(b)	Commitments(c)	exposure

Germany	2003	$14,741	$12,353	$4,383	$—	$31,477	$31,332	$62,809
	2002	21,705	10,213	4,789	—	36,707	20,405	57,112
	2001	32,003	10,068	4,194	—	46,265	11,977	58,242

U.K.	2003	$1,111	$3,758	$11,839	$—	$16,708	$35,983	$52,691
	2002	1,386	7,821	12,191	—	21,398	20,416	41,814
	2001	1,380	1,980	7,590	—	10,950	14,360	25,310

France	2003	$2,311	$3,788	$6,070	$599	$12,768	$22,385	$35,153
	2002	5,212	6,461	3,136	984	15,793	14,902	30,695
	2001	5,621	3,792	3,743	—	13,156	9,044	22,200

Netherlands	2003	$4,571	$3,997	$11,152	$—	$19,720	$11,689	$31,409
	2002	4,030	2,907	8,724	—	15,661	7,744	23,405
	2001	4,871	1,468	7,999	9	14,347	4,729	19,076

Italy	2003	$9,336	$3,743	$2,570	$818	$16,467	$10,738	$27,205
	2002	7,340	3,604	2,489	488	13,921	6,001	19,922
	2001	11,323	2,147	3,722	1,492	18,684	4,901	23,585

Japan	2003	$8,902	$510	$2,358	$—	$11,770	$13,474	$25,244
	2002	7,990	1,534	1,443	—	10,967	10,290	21,257
	2001	4,696	2,499	2,278	—	9,473	6,662	16,135

Spain	2003	$1,365	$1,909	$2,964	$—	$6,238	$7,301	$13,539
	2002	2,293	1,501	1,987	659	6,440	5,613	12,053
	2001	2,860	1,869	1,670	554	6,953	3,453	10,406

Switzerland	2003	$370	$4,630	$2,201	$320	$7,521	$4,993	$12,514
	2002	463	1,684	3,129	700	5,976	3,375	9,351
	2001	295	3,142	3,129	261	6,827	2,141	8,968

Luxembourg	2003	$774	$718	$8,336	$—	$9,828	$1,007	$10,835
	2002	572	977	5,355	—	6,904	646	7,550
	2001	133	1,946	2,510	—	4,589	751	5,340

Belgium	2003	$1,426	$474	$1,096	$—	$2,996	$1,072	$4,068
	2002	640	761	1,283	—	2,684	1,975	4,659
	2001	1,224	1,884	2,615	—	5,723	2,644	8,367

(a)	Consists primarily of commercial and industrial.
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

Risk elements

The following table sets forth nonperforming assets and contractually past-due assets at the dates indicated:

December 31, (in millions)	2003	2002	2001	2000	1999

Nonperforming assets
U.S. nonperforming loans:(a)
Commercial and industrial	$1,060	$1,769	$1,186	$727	$411
Commercial real estate	24	32	56	65	51
Financial institutions	1	258	33	29	12
Consumer	497	519	495	377	416

Total U.S. nonperforming loans	1,582	2,578	1,770	1,198	890
Non-U.S. nonperforming loans:(a)
Commercial and industrial	886	1,566	679	556	688
Commercial real estate	13	11	9	9	—
Financial institutions	25	36	23	13	96
Non-U.S. governments	—	—	11	35	41
Consumer	3	2	4	7	22

Total non-U.S. nonperforming loans	927	1,615	726	620	847

Total nonperforming loans	2,509	4,193	2,496	1,818	1,737

Derivative receivables	253	289	1,300	37	34
Other receivables	108	108	—	—	—
Assets acquired in loan satisfactions	216	190	124	68	102

Total nonperforming assets	$3,086	$4,780	$3,920	$1,923	$1,873

Contractually past-due assets(b)
U.S. loans:
Commercial and industrial	$41	$57	$11	$95	$52
Commercial real estate	—	—	19	3	5
Consumer	269	473	484	399	347

Total U.S. loans	310	530	514	497	404
Non-U.S. loans
Commercial and industrial	5	—	5	1	4
Financial institutions	—	—	—	—	20
Consumer	—	—	2	2	15

Total non-U.S. loans	5	—	7	3	39
Derivative receivables	—	—	—	—	1

Total	$315	$530	$521	$500	$444

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

For a discussion of nonperforming loan and past-due loan policies, see Note 11 on pages 98-99.

Impact of nonperforming loans on interest income

The negative impact on interest income from nonperforming loans represents the difference between the amount of interest income that would have been recorded on nonperforming loans according to contractual terms and the amount of interest that actually was recognized on a cash basis. The following table sets forth this data for the years specified. The decrease in 2003 in total negative impact on interest income reflects a lower level of interest that was not recognized in income due to the decreased level of nonperforming loans.

Year ended December 31, (in millions)	2003	2002	2001

U.S.:
Gross amount of interest that would have been recorded at the original rate	$86	$167	$136
Interest that was recognized in income	(5)	(24)	(30)

Negative impact — U.S.	81	143	106
Non-U.S.:
Gross amount of interest that would have been recorded at the original rate	58	102	42
Interest that was recognized in income	—	—	(3)

Negative impact — non-U.S.	58	102	39

Total negative impact on interest income	$139	$245	$145

Summary of loan and lending-related commitments loss experience

The tables below summarize the changes in the allowance for loan losses and lending-related commitments, respectively, during the periods indicated. For a further discussion, see Note 12 on page 100.

Allowance for loan losses

Year ended December 31, (in millions)	2003	2002	2001	2000	1999

Balance at beginning of year	$5,350	$4,524	$3,665	$3,738	$4,022
Provision for loan losses	1,579	4,039	3,185	1,377	1,446
U.S. charge-offs
Commercial and industrial	(668)	(967)	(852)	(293)	(262)
Commercial real estate	(2)	(5)	(7)	(3)	(2)
Financial institutions	(5)	(19)	(35)	(28)	(70)
Consumer	(1,646)	(2,070)	(1,485)	(1,067)	(1,253)

Total U.S. charge-offs	(2,321)	(3,061)	(2,379)	(1,391)	(1,587)

Non-U.S. charge-offs
Commercial and industrial	(470)	(955)	(192)	(208)	(396)
Financial institutions	(26)	(43)	(1)	(2)	(9)
Non-U.S. governments	—	—	(9)	(1)	—
Consumer	(1)	(1)	(1)	(32)	(42)

Total non-U.S. charge-offs	(497)	(999)	(203)	(243)	(447)

Total charge-offs	(2,818)	(4,060)	(2,582)	(1,634)	(2,034)

U.S. recoveries
Commercial and industrial	167	45	56	24	46
Commercial real estate	5	24	9	8	16
Financial institutions	5	1	12	2	—
Consumer	191	276	132	96	119

Total U.S. recoveries	368	346	209	130	181

Non-U.S. recoveries
Commercial and industrial	155	36	30	90	94
Financial institutions	23	1	7	10	5
Non-U.S. governments	—	1	—	1	2
Consumer	—	—	1	3	5

Total non-U.S. recoveries	178	38	38	104	106

Total recoveries	546	384	247	234	287

Net charge-offs	(2,272)	(3,676)	(2,335)	(1,400)	(1,747)
Transfer to other assets	(138)	—	—	—	—
Charge to conform to FFIEC revised policy	—	—	—	(80)	—
Allowance related to purchased portfolios	—	460	—	29	18
Other	4	3	9	1	(1)

Balance at year-end	$4,523	$5,350	$4,524	$3,665	$3,738

Allowance for lending-related commitments

Year ended December 31, (in millions)	2003	2002	2001	2000	1999

Balance at beginning of year	$363	$282	$283	$295	$295
Provision for lending-related commitments	(39)	292	(3)	3	—
U.S. charge-offs – commercial and industrial	—	(212)	—	—	—
Non-U.S. charge-offs – commercial and industrial	—	—	—	(15)	—

Total charge-offs	—	(212)	—	(15)	—

Non-U.S. recoveries – commercial and industrial	—	—	3	—	—

Total recoveries	—	—	3	—	—

Net charge-offs	—	(212)	3	(15)	—
Other	—	1	(1)	—	—

Balance at year-end	$324	$363	$282	$283	$295

Loan loss analysis

Year ended December 31, (in millions, except ratios)	2003	2002	2001	2000		1999

Balances
Loans – average	$226,106	$211,432	$219,843	$209,488		$199,912
Loans – year-end	219,518	216,364	217,444	216,050		203,008
Net charge-offs	2,272	3,676	2,335	1,480	(a)	1,747
Allowance for loan losses:
U.S.	3,677	4,122	3,743	3,006		2,813
Non-U.S.	846	1,228	781	659		925

Total allowance for loan losses	4,523	5,350	4,524	3,665		3,738

Nonperforming loans	2,509	4,193	2,496	1,818		1,737
Ratios
Net charge-offs to:
Loans – average	1.00%	1.74%	1.06%	0.71%		0.87%
Allowance for loan losses	50.23	68.71	51.61	40.38		46.74
Allowance for loan losses to:
Loans – year-end	2.06	2.47	2.08	1.70		1.84
Nonperforming loans	180.27	127.59	181.25	201.60		215.20

(a)	Includes a charge of $80 million to conform to FFIEC revised policy.

Lending-related commitments loss analysis

Year ended December 31, (in millions, except ratios)	2003	2002	2001	2000	1999

Balances
Commercial lending-related commitments – average	$224,547	$241,145	$255,419	$261,255	$275,768
Commercial lending-related commitments – year-end	215,758	238,120	247,711	263,154	290,794
Net charge-offs	—	212	(3)	15	—
Allowance for lending-related commitments:
U.S.	265	273	212	212	207
Non-U.S.	59	90	70	71	88

Total allowance for lending-related commitments	324	363	282	283	295

Ratios
Net charge-offs to:
Commercial lending-related commitments – average	NM	0.09%	NM	0.01%	NM
Allowance for lending-related commitments	NM	58.40	NM	5.30	NM
Allowance for lending-related commitments to:
Commercial lending-related commitments – year-end	0.15%	0.15	0.11%	0.11	0.10%

NM– Not meaningful.

Deposits

The following table provides a summary of the average balances and average interest rates of JPMorgan Chase’s various deposits for the years indicated:

	Average balances			Average interest rates
(in millions, except interest rates)	2003	2002	2001	2003	2002	2001

U.S.:
Noninterest-bearing demand	$22,289	$23,506	$23,828	—%	—%	—%
Interest-bearing demand	4,859	4,192	1,720	1.22	1.02	1.37
Savings	104,863	84,215	69,149	0.75	0.26	1.57
Time	55,911	57,929	54,110	1.51	3.71	3.64

Total U.S. deposits	187,922	169,842	148,807	0.90	1.42	2.07

Non-U.S.:
Noninterest-bearing demand	6,561	7,395	5,229	—	—	—
Interest-bearing demand	66,460	56,331	49,831	1.63	2.34	3.99
Savings	607	1,008	791	0.15	0.56	1.93
Time	43,735	52,840	72,190	1.90	2.87	4.04

Total non-U.S. deposits(a)	117,363	117,574	128,041	1.63	2.42	3.84

Total deposits	$305,285	$287,416	$276,848	1.18%	1.83%	2.89%

(a)	The majority of non-U.S. deposits were in denominations of $100,000 or more.

At December 31, 2003, U.S. time deposits in denominations of $100,000 or more totaled $36 billion, substantially all of which mature in three months or less. The table below presents the maturities for U.S. time certificates of deposit in denominations of $100,000 or more:

	3 months	Over 3 months	Over 6 months	Over
By remaining maturity at December 31, 2003 (in millions)	or less	but within 6 months	but within 12 months	12 months	Total

U.S. time certificates of deposit ($100,000 or more)	$9,422	$667	$557	$565	$11,231

Short-term and other borrowed funds

The following table provides a summary of JPMorgan Chase’s short-term and other borrowed funds for the years indicated:

(in millions, except rates)	2003	2002	2001

Federal funds purchased and securities sold under repurchase agreements:
Balance at year-end	$113,466	$169,483	$128,445
Average daily balance during the year	161,020	168,428	163,858
Maximum month-end balance	205,955	198,110	181,775
Weighted-average rate at December 31	1.17%	1.45%	2.40%
Weighted-average rate during the year	1.37	1.97	4.06
Commercial paper:
Balance at year-end	$14,284	$16,591	$18,510
Average daily balance during the year	13,387	16,134	18,561
Maximum month-end balance	15,769	23,726	22,753
Weighted-average rate at December 31	0.98%	1.36%	1.92%
Weighted-average rate during the year	1.13	1.74	4.03
Other borrowed funds:(a)
Balance at year-end	$87,147	$75,810	$63,823
Average daily balance during the year	69,703	69,393	64,029
Maximum month-end balance	95,690	92,439	93,468
Weighted-average rate at December 31	4.52%	5.39%	6.62%
Weighted-average rate during the year	5.09	4.96	5.77
FIN 46 short-term beneficial interests: (b) (c)
Commercial paper:
Balance at year-end	$6,321	NA	NA
Average daily balance during the year	6,185	NA	NA
Maximum month-end balance	12,007	NA	NA
Weighted-average rate at December 31	0.88%	NA	NA
Weighted-average rate during the year	1.11	NA	NA
Other borrowed funds:
Balance at year-end	$3,545	NA	NA
Average daily balance during the year	2,048	NA	NA
Maximum month-end balance	3,545	NA	NA
Weighted-average rate at December 31	2.26%	NA	NA
Weighted-average rate during the year	0.83	NA	NA

(a)	Includes securities sold but not yet purchased.
(b)
Included on the Consolidated balance sheet in Beneficial interests issued by consolidated variable interest entities. VIEs had unused lines of credit of $427 million at December 31, 2003 for general liquidity purposes.

(c)	Not applicable for years prior to 2003 since the Firm adopted FIN 46 during 2003.

Federal funds purchased represents overnight funds. Securities sold under repurchase agreements generally mature between one day and three months. Commercial paper generally is issued in amounts not less than $100,000 and with maturities of 270 days or less. Other borrowed funds consist of demand notes, term federal funds purchased and various other borrowings that generally have maturities of one year or less. At December 31, 2003, JPMorgan Chase had no lines of credit for general corporate purposes.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

J.P. Morgan Chase & Co. (Registrant)

By:	/s/ WILLIAM B. HARRISON, JR.

(William B. Harrison, Jr.
Chairman and Chief Executive Officer)

Date: February 18, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the date indicated. JPMorgan Chase does not exercise the power of attorney to sign on behalf of any Director.

	Capacity	Date

/s/ WILLIAM B. HARRISON, JR. (William B. Harrison, Jr.)	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	February 18, 2004

/s/ HANS W. BECHERER (Hans W. Becherer)	Director

/s/ RILEY P. BECHTEL (Riley P. Bechtel)	Director

/s/ FRANK A. BENNACK, JR. (Frank A. Bennack, Jr.)	Director

/s/ JOHN H. BIGGS (John H. Biggs)	Director

/s/ LAWRENCE A. BOSSIDY (Lawrence A. Bossidy)	Director

/s/ M. ANTHONY BURNS (M. Anthony Burns)	Director

	Capacity	Date

/s/ ELLEN V. FUTTER (Ellen V. Futter)	Director	February 18, 2004

/s/ WILLIAM H. GRAY, III (William H. Gray, III)	Director

/s/ HELENE L. KAPLAN (Helene L. Kaplan)	Director

/s/ LEE R. RAYMOND (Lee R. Raymond)	Director

/s/ JOHN R. STAFFORD (John R. Stafford)	Director

/s/ DINA DUBLON (Dina Dublon)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ JOSEPH L. SCLAFANI (Joseph L. Sclafani)	Executive Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

12.1	Computation of ratio of earnings to fixed charges.

12.2	Computation of ratio of earnings to fixed charges and preferred stock dividend requirements.

21.1	List of Subsidiaries of J.P. Morgan Chase & Co.

23.1	Consent of independent accountants.

31.1	Certification.

31.2	Certification.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.