Form 10-Q
period 2004-03-31
J P MORGAN CHASE & CO
filed 2004-05-10
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2004	Commission file number 1-5805

J.P. MORGAN CHASE & CO.
(Exact name of registrant as specified in its charter)

Delaware	13-2624428
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

270 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

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

Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [   ]

Common Stock, $1 Par Value	2,082,430,974

Number of shares outstanding of each of the issuer’s classes of common stock on April 30, 2004.

FORM 10-Q

The Management’s Discussion and Analysis included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of J.P. Morgan Chase & Co.’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause J.P. Morgan Chase & Co.’s results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties are described herein and in J.P. Morgan Chase & Co.’s Annual Report on Form 10-K for the year-ended December 31, 2003, filed with the Securities and Exchange Commission and available at the Securities and Exchange Commission’s internet site (www.sec.gov), to which reference is hereby made.

J.P. Morgan Chase & Co. has filed a Registration Statement on Form S-4 with the SEC containing the definitive joint proxy statement/prospectus regarding the proposed merger between J.P. Morgan Chase & Co. and Bank One Corporation. Stockholders are urged to read the definitive joint proxy statement/prospectus because it contains important information. Stockholders may obtain a free copy of the definitive joint proxy statement/prospectus, as well as other filings containing information about J.P. Morgan Chase & Co. and Bank One Corporation, without charge, at the SEC’s Internet site (http://www.sec.gov). Copies of the definitive joint proxy statement/prospectus and the filings with the SEC incorporated by reference in the definitive joint proxy statement/prospectus can also be obtained, without charge, by directing a request to J.P. Morgan Chase & Co., 270 Park Avenue, New York, New York 10017, Attention: Office of the Secretary (212-270-4040), or to Bank One Corporation, 1 Bank One Plaza, Suite 0738, Chicago, Illinois 60670, Attention: Investor Relations (312-336-3013). The respective directors and executive officers of JPMorgan Chase and Bank One and other persons may be deemed to be participants in the solicitation of proxies in respect of the proposed merger. Information regarding JP Morgan Chase’s and Bank One’s directors and executive officers and a description of their direct and indirect interests, by security holdings or otherwise, is available in the definitive joint proxy statement/prospectus contained in the above-referenced Registration Statement on Form S-4.

Part I
Item 1

J.P. MORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in millions, except per share data)

	Three months ended
	March 31,
	2004	2003

Noninterest revenue
Investment banking fees	$692	$616
Trading revenue	1,720	1,298
Fees and commissions	2,933	2,488
Private equity gains (losses)	306	(221)
Securities gains	126	485
Mortgage fees and related income	244	433
Other revenue	126	92

Total noninterest revenue	6,147	5,191

Interest income	5,478	6,263
Interest expense	2,648	3,048

Net interest income	2,830	3,215

Revenue before provision for credit losses	8,977	8,406
Provision for credit losses	15	743

Total net revenue	8,962	7,663

Noninterest expense
Compensation expense	3,370	3,174
Occupancy expense	431	496
Technology and communications expense	819	637
Other expense	1,439	1,234

Total noninterest expense	6,059	5,541

Income before income tax expense	2,903	2,122
Income tax expense	973	722

Net income	$1,930	$1,400

Net income applicable to common stock	$1,917	$1,387

Average common shares outstanding
Basic	2,032	2,000
Diluted	2,093	2,022
Net income per common share
Basic	$0.94	$0.69
Diluted	0.92	0.69
Cash dividends per common share	0.34	0.34

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

Part I
Item 1 (continued)

J.P. MORGAN CHASE & CO.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share data)

	March 31,	December 31,
	2004	2003

Assets
Cash and due from banks	$19,419	$20,268
Deposits with banks	35,600	10,175
Federal funds sold and securities purchased under resale agreements	79,414	76,868
Securities borrowed	49,881	41,834
Trading assets (including assets pledged of $109,668 at March 31, 2004, and $81,312 at December 31, 2003)	247,983	252,871
Securities:
Available-for-sale (including assets pledged of $28,489 at March 31, 2004, and $31,639 at December 31, 2003)	70,590	60,068
Held-to-maturity (Fair Value: $168 at March 31, 2004, and $186 at December 31, 2003)	157	176
Loans (net of Allowance for loan losses of $4,120 at March 31, 2004, and $4,523 at December 31, 2003)	213,510	214,995
Private equity investments	7,097	7,250
Accrued interest and accounts receivable	13,250	12,356
Premises and equipment	6,418	6,487
Goodwill	8,730	8,511
Other intangible assets	5,955	6,480
Other assets	43,074	52,573

Total assets	$801,078	$770,912

Liabilities
Deposits:
U.S.:
Noninterest-bearing	$79,560	$73,154
Interest-bearing	142,755	125,855
Non-U.S.:
Noninterest-bearing	7,868	6,311
Interest-bearing	106,703	121,172

Total deposits	336,886	326,492
Federal funds purchased and securities sold under repurchase agreements	148,526	113,466
Commercial paper	14,972	14,284
Other borrowed funds	10,414	8,925
Trading liabilities	134,186	149,448
Accounts payable, accrued expenses and other liabilities (including the Allowance for lending-related commitments of $297 at March 31, 2004, and $324 at December 31, 2003)	43,656	45,066
Beneficial interests issued by consolidated variable interest entities	7,543	12,295
Long-term debt	50,062	48,014
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	6,732	6,768

Total liabilities	752,977	724,758

Commitments and contingencies (see Note 18 of this Form 10-Q)

Stockholders’ equity
Preferred stock	1,009	1,009
Common stock (authorized 4,500,000,000 shares, issued 2,088,072,350 shares at March 31, 2004, and 2,044,436,509 shares at December 31, 2003)	2,088	2,044
Capital surplus	14,193	13,512
Retained earnings	30,878	29,681
Accumulated other comprehensive income (loss)	177	(30)
Treasury stock, at cost (6,386,039 shares at March 31, 2004, and 1,816,495 shares at December 31, 2003)	(244)	(62)

Total stockholders’ equity	48,101	46,154

Total liabilities and stockholders’ equity	$801,078	$770,912

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

Part I
Item 1 (continued)

J.P. MORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(in millions, except per share data)

	Three months ended March 31,
	2004	2003

Preferred stock
Balance at beginning of year and end of period	$1,009	$1,009

Common stock
Balance at beginning of year	2,044	2,024
Issuance of common stock	44	8

Balance at end of period	2,088	2,032

Capital surplus
Balance at beginning of year	13,512	13,222
Shares issued and commitments to issue common stock for employee stock-based awards and related tax effects	681	(745)

Balance at end of period	14,193	12,477

Retained earnings
Balance at beginning of year	29,681	25,851
Net income	1,930	1,400
Cash dividends declared:
Preferred stock	(13)	(13)
Common stock ($0.34 per share each period)	(720)	(700)

Balance at end of period	30,878	26,538

Accumulated other comprehensive income (loss)
Balance at beginning of year	(30)	1,227
Other comprehensive income (loss)	207	(114)

Balance at end of period	177	1,113

Treasury stock, at cost
Balance at beginning of year	(62)	(1,027)
Reissuance from treasury stock	—	1,021
Forfeitures to treasury stock	(182)	(79)

Balance at end of period	(244)	(85)

Total stockholders’ equity	$48,101	$43,084

Comprehensive income
Net income	$1,930	$1,400
Other comprehensive income (loss)	207	(114)

Comprehensive income	$2,137	$1,286

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

Part I
Item 1 (continued)

J.P. MORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

		Three months ended March 31,
		2004	2003

Operating activities
Net income		$1,930	$1,400
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses		15	743
Depreciation and amortization		762	777
Deferred tax provision		796	359
Investment securities gains (net)		(126)	(485)
Private equity unrealized (gains) losses		(159)	217
Net change in:
Trading assets		5,090	15,010
Securities borrowed		(8,047)	(5,045)
Accrued interest and accounts receivable		(894)	1,175
Other assets		9,357	(299)
Trading liabilities		(15,296)	(4,005)
Accounts payable, accrued expenses and other liabilities		(1,667)	8,150
Other, net		(120)	(159)

Net cash (used in) provided by operating activities		(8,359)	17,838

Investing activities
Net change in:
Deposits with banks		(25,425)	2,046
Federal funds sold and securities purchased under resale agreements		(2,546)	(3,955)
Loans due to sales		20,305	27,097
Loans due to securitizations		7,775	4,335
Other loans, net		(31,385)	(34,187)
Other, net		(543)	1,561
Held-to-maturity securities:	Proceeds	19	63
	Purchases	—	—
Available-for-sale securities:	Proceeds from maturities	2,060	2,268
	Proceeds from sales	50,709	92,912
	Purchases	(62,899)	(97,507)
Cash used in business acquisitions		(24)	(10)
Proceeds from divestitures of nonstrategic businesses and assets		—	49

Net cash (used in) investing activities		(41,954)	(5,328)

Financing Activities
Net change in:
U.S. deposits		23,306	(1,167)
Non-U.S. deposits		(12,912)	(2,919)
Federal funds purchased and securities sold under repurchase agreements		35,060	(9,262)
Commercial paper and other borrowed funds		1,954	1,350
Other, net		15	181
Proceeds from the issuance of long-term debt and capital securities		4,943	6,636
Repayments of long-term debt and capital securities		(2,805)	(3,873)
Net issuance of stock and stock-based awards		543	205
Cash dividends paid		(720)	(696)

Net cash provided by (used in) financing activities		49,384	(9,545)

Effect of exchange rate changes on cash and due from banks		80	46
Net (decrease) increase in cash and due from banks		(849)	3,011
Cash and due from banks at December 31, 2003 and 2002		20,268	19,218

Cash and due from banks at March 31, 2004 and 2003		$19,419	$22,229
Cash interest paid		$2,619	$3,197
Cash income taxes paid (refunds)		$325	$(247)

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

Part I
Item 1 (continued)

See Glossary of Terms on pages 74–75 of this Form 10-Q for definition of terms used throughout the Notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accounting and financial reporting policies of J.P. Morgan Chase & Co. (“JPMorgan Chase” or the “Firm”) and its subsidiaries conform to accounting principles generally accepted in the United States of America (“GAAP”) and prevailing industry practices for interim reporting. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The unaudited consolidated financial statements prepared in conformity with GAAP require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expense and the disclosure of contingent assets and liabilities. Actual results could be different from these estimates. In addition, certain amounts in the prior periods have been reclassified to conform to the current presentation. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 Annual Report”).

NOTE 2 – BUSINESS CHANGES AND DEVELOPMENTS

Agreement to merge with Bank One Corporation
On January 14, 2004, JPMorgan Chase and Bank One Corporation (“Bank One”) announced an agreement to merge. The merger agreement, which has been approved by the boards of directors of both companies, provides for a stock-for-stock merger in which 1.32 shares of JPMorgan Chase common stock will be exchanged, on a tax-free basis, for each share of Bank One common stock; cash will be paid for fractional shares. JPMorgan Chase stockholders will keep their shares, which remain outstanding and unchanged as shares of JPMorgan Chase following the merger. The merger will be accounted for using the purchase method of accounting.

The merger, which is expected to be completed by mid-2004, is subject to approval by the stockholders of both institutions as well as U.S. federal and state and non-U.S. regulatory authorities. JPMorgan Chase and Bank One have scheduled their stockholder meetings on May 25, 2004 to vote on the proposed merger. For further information, see the Registration Statement on Form S-4 filed by JPMorgan Chase with the Securities and Exchange Commission, containing the definitive joint proxy statement/prospectus regarding the proposed merger.

NOTE 3 – TRADING ASSETS AND LIABILITIES

For a discussion of the accounting policies related to trading assets and liabilities, see Note 3 on pages 87–88 of JPMorgan Chase’s 2003 Annual Report. The following table presents Trading assets and Trading liabilities for the dates indicated:

	March 31,	December 31,
(in millions)	2004	2003

Trading assets
Debt and equity instruments:
U.S. government, federal agencies and municipal securities	$69,293	$62,381
Certificates of deposit, bankers’ acceptances and commercial paper	3,767	5,233
Debt securities issued by non-U.S. governments	24,925	22,654
Corporate securities and other	91,564	78,852

Total debt and equity instruments	$189,549	$169,120

Derivative receivables:
Interest rate	$41,713	$60,176
Foreign exchange	5,206	9,760
Equity	6,584	8,863
Credit derivatives	3,447	3,025
Commodity	1,484	1,927

Total derivative receivables(a)	$58,434	$83,751

Total trading assets	$247,983	$252,871

Part I
Item 1 (continued)

Trading liabilities
Debt and equity instruments(b)	$80,303	$78,222

Derivative payables:
Interest rate	$36,852	$49,189
Foreign exchange	5,648	10,129
Equity	6,845	8,203
Credit derivatives	3,565	2,672
Commodity	973	1,033

Total derivative payables(a)	$53,883	$71,226

Total trading liabilities	$134,186	$149,448

(a)
Included in Trading assets and Trading liabilities are the reported receivables (unrealized gains) and payables (unrealized losses) related to derivatives. These amounts include the effect of legally enforceable master netting agreements. Effective January 1, 2004, the Firm elected to net cash paid and received under credit support annexes to legally enforceable master netting agreements.

(b)	Primarily represents securities sold, not yet purchased.

NOTE 4 – INTEREST INCOME AND INTEREST EXPENSE

Details of Interest income and Interest expense were as follows:

	Three months ended March 31,
(in millions)	2004	2003

Interest income
Loans	$2,530	$2,830
Securities	661	955
Trading assets	1,799	1,844
Federal funds sold and securities purchased under resale agreements	307	474
Securities borrowed	94	97
Deposits with banks	87	63

Total interest income	5,478	6,263

Interest expense
Deposits	814	1,068
Short-term and other liabilities	1,392	1,614
Long-term debt	403	366
Beneficial interests issued by consolidated variable interest entities	39	—

Total interest expense	2,648	3,048

Net interest income	2,830	3,215
Provision for credit losses	15	743

Net interest income after provision for credit losses	$2,815	$2,472

Part I
Item 1 (continued)

NOTE 5 – POSTRETIREMENT EMPLOYEE BENEFIT PLANS

For a discussion of JPMorgan Chase’s postretirement employee benefit plans, see Note 6 on pages 89–93 of JPMorgan Chase’s 2003 Annual Report.

The following table presents the components of net periodic benefit costs reported in the Consolidated statement of income for the Firm’s U.S. and non-U.S. defined benefit pension and postretirement benefit plans:

	Defined benefit pension plans						Postretirement
	U.S.			Non-U.S.			benefit plans(a)
	Three months ended March 31,
(in millions)	2004		2003	2004		2003	2004	2003

Components of net periodic benefit costs
Benefits earned during the period	$49		$46	$5		$4	$5	$4
Interest cost on benefit obligations	67		67	22		19	19	19
Expected return on plan assets	(85)		(78)	(22)		(21)	(21)	(21)
Amortization of unrecognized amounts:
Prior service cost	4		2	—		—	—	—
Net actuarial loss	8		15	14		9	—	—
Settlement loss	—		—	6		2	—	—

Net periodic benefit costs reported in Compensation expense	$43	(b)	$52	$25	(c)	$13	$3	$2

(a)	Includes net periodic postretirement benefit costs of $0.3 million and $0.4 million for the three months ended March 31, 2004 and 2003, respectively, for the U.K. plan.
(b)	Decrease in net periodic benefit costs related to an increased return on assets resulting from changes in actuarial assumptions.
(c)	Increase in net periodic benefit costs related to a true-up adjustment for the U.K. plan, booked in the first quarter of 2003.

JPMorgan Chase made a cash contribution of $1.1 billion to its U.S. defined benefit pension plan on April 1, 2004, funding it to the maximum allowable amount under applicable tax law. This contribution is expected to reduce U.S. pension and other postretirement benefit expenses by approximately $64 million over the remaining nine months of 2004.

NOTE 6 – EMPLOYEE INCENTIVES

Employee stock-based incentives
For a discussion of the accounting policies relating to employee stock-based compensation, see Note 7 on pages 93–95 of JPMorgan Chase’s 2003 Annual Report.

Employee pre-tax stock-based Compensation expense recognized in reported earnings totaled $297 million and $249 million for the three months ended March 31, 2004 and 2003, respectively. The higher expense for the three months ended March 31, 2004, resulted from employee stock-based awards granted in 2004, including stock options and stock appreciation rights settled in stock, that are accounted for under SFAS 123, partially offset by the vesting of prior-year restricted stock awards and forfeitures.

The following table presents Net income and basic and diluted earnings per share as reported, and as if all outstanding awards were accounted for at fair value in each period. The lower expense from applying SFAS 123 in the three months ended March 31, 2004, compared with the three months ended March 31, 2003 resulted from the vesting of stock option awards in 2003 that were granted prior to the adoption of SFAS 123 as of January 1, 2003.

		Three months ended March 31,
(in millions, except per share data)		2004	2003

Net income as reported		$1,930	$1,400
Add:	Employee stock-based compensation expense originally included in reported
	net income, net of tax	178	150
Deduct:	Employee stock-based compensation expense determined under the fair value
	method for all awards, net of tax	(222)	(263)

Pro forma Net income		$1,886	$1,287

Earnings Per Share:
Basic	As reported	$0.94	$0.69
	Pro forma	0.92	0.64
Diluted	As reported	0.92	0.69
	Pro forma	0.89	0.63

Part I
Item 1 (continued)

Deferred compensation plan

JPMorgan Chase has a deferred compensation plan, under which employees that meet certain compensation requirements may elect to defer all or a portion of their cash incentive awards each year on a tax-deferred basis. Amounts deferred are not invested in actual funds but rather are credited with returns as if they were invested in investment choices selected by the employee. Employees may elect to receive distributions following retirement or termination of employment, or in a specified year, subject to a minimum deferral period. Employees also may elect to receive payments in a lump sum or in annual installments. The plan is unfunded. The employees’ cash incentive awards are recorded in Compensation expense in the year they are earned, with the related deferral recorded in Other liabilities. Changes in the value of the employees’ deferred compensation liability accounts are recognized in earnings in the current period. At March 31, 2004, and December 31, 2003, the deferred compensation liability was $3.9 billion and $3.7 billion, respectively.

NOTE 7 – SECURITIES

For a discussion of the accounting policies relating to Securities, see Note 9 on pages 96–97 of JPMorgan Chase’s 2003 Annual Report. The following table presents realized gains and losses from available-for-sale (“AFS”) securities:

	Three months ended March 31,
(in millions)	2004	2003

Realized gains	$187	$616
Realized losses	(61)	(131)

Net realized gains	$126	$485

The amortized cost and estimated fair value of AFS and HTM securities were as follows for the dates indicated:

(in millions)	March 31, 2004				December 31, 2003
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
Available-for-sale securities	cost	gains	losses	value	cost	gains	losses	value

U.S. government and federal agencies/ corporations obligations:
Mortgage-backed securities	$37,086	$131	$296	$36,921	$32,248	$101	$417	$31,932
Collateralized mortgage obligations	1,200	2	—	1,202	1,825	3	—	1,828
U.S. treasuries	17,686	105	71	17,720	11,617	15	168	11,464
Obligations of state and political subdivisions	3,008	148	3	3,153	2,841	171	52	2,960
Debt securities issued by non-U.S. governments	7,188	18	11	7,195	7,232	47	41	7,238
Corporate debt securities	868	32	5	895	818	23	8	833
Equity securities	1,444	17	4	1,457	1,393	24	11	1,406
Other, primarily asset-backed securities(a)	2,067	9	29	2,047	2,448	61	102	2,407

Total available-for-sale securities	$70,547	$462	$419	$70,590	$60,422	$445	$799	$60,068

Held-to-maturity securities(b)
Total held-to-maturity securities	$157	$11	$—	$168	$176	$10	$—	$186

(a)	Includes collateralized mortgage obligations of private issuers, which generally have underlying collateral consisting of obligations of U.S. government and federal agencies and corporations.
(b)	Consists primarily of mortgage-backed securities.

NOTE 8 – SECURITIES FINANCING ACTIVITIES

For a discussion of the accounting policies relating to Securities Financing Activities, see Note 10 on page 98 of JPMorgan Chase’s 2003 Annual Report. The following table details the components of securities financing activities at each of the dates indicated:

	March 31,	December 31,
(in millions)	2004	2003

Securities purchased under resale agreements	$56,809	$62,801
Securities borrowed	49,881	41,834

Securities sold under repurchase agreements	$140,340	$105,409
Securities loaned	767	2,461

Part I
Item 1 (continued)

Transactions similar to financing activities that do not meet the SFAS 140 definition of a repurchase agreement are accounted for as “buys” and “sells” rather than financing transactions. Notional amounts of transactions accounted for as purchases under SFAS 140 were $13 billion and $15 billion at March 31, 2004, and December 31, 2003, respectively. Notional amounts of transactions accounted for as sales under SFAS 140 were $7 billion and $8 billion at March 31, 2004, and December 31, 2003, respectively.

JPMorgan Chase pledges certain financial instruments it owns to collateralize repurchase agreements and other securities financings. Pledged securities that can be sold or repledged by the secured party are identified as financial instruments owned (pledged to various parties) on the Consolidated balance sheet. At March 31, 2004, the Firm had received securities as collateral that can be repledged, delivered or otherwise used with a fair value of approximately $208 billion. This collateral was generally obtained under resale or securities borrowing agreements. Of these securities, approximately $196 billion were repledged, delivered or otherwise used, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales.

NOTE 9 – LOANS

For a discussion of the accounting policies relating to Loans, see Note 11 on pages 98–99 of JPMorgan Chase’s 2003 Annual Report.

The composition of the loan portfolio at each of the dates indicated was as follows:

(in millions)	March 31, 2004	December 31, 2003

Commercial loans:
Commercial and industrial	$63,692	$68,249
Commercial real estate:
Commercial mortgage	2,674	3,182
Construction	1,051	668
Financial institutions	11,171	10,293
Non-U.S. governments	627	705

Total commercial loans(a)	79,215	83,097

Consumer loans:
1–4 family residential mortgages:
First liens	54,284	54,460
Home equity loans	21,617	19,252
Credit card	15,975	16,793
Automobile financings	39,118	38,695
Other consumer	7,421	7,221

Total consumer loans	138,415	136,421

Total loans(b)(c)	$217,630	$219,518

(a)	Includes $1.7 billion and $5.8 billion of loans held by VIEs consolidated under FIN 46 at March 31, 2004, and December 31, 2003, respectively.
(b)	Loans are presented net of unearned income of $1.07 billion and $1.29 billion at March 31, 2004, and December 31, 2003, respectively.
(c)
Includes loans held for sale (principally mortgage-related loans) of $19.6 billion at March 31, 2004, and $20.8 billion at December 31, 2003, respectively. The results of operations for the three months ended March 31, 2004 and 2003, included $164 million and $345 million, respectively, in net gains on the sales of loans held for sale. The results of operations for the three months ended March 31, 2004 and 2003, included $(0.4) million and $(20) million, respectively, in adjustments to record loans held for sale at the lower of cost or market.

NOTE 10 – ALLOWANCE FOR CREDIT LOSSES

For a discussion of accounting policies relating to the Allowance for Credit Losses, see Note 12 on page 100 of JPMorgan Chase’s 2003 Annual Report. For a discussion of the Allowance for credit losses, see the Credit risk management section on pages 54–66 of this Form 10-Q.

The table below summarizes the changes in the Allowance for Loan Losses:

(in millions)	2004	2003

Allowance for loan losses at January 1	$4,523	$5,350
Provision for loan losses	42	670
Charge-offs	(574)	(799)
Recoveries	130	129

Net charge-offs	(444)	(670)
Transfer to Other Assets(a)	—	(138)
Other	(1)	3

Allowance for loan losses at March 31	$4,120	$5,215

(a)	Represents the transfer of the allowance for accrued fees on securitized credit card loans at March 31, 2003.

Part I
Item 1 (continued)

The table below summarizes the changes in the Allowance for lending-related commitments:

(in millions)	2004	2003

Allowance for lending-related commitments at January 1	$324	$363
Provision for lending-related commitments	(27)	73
Other	—	—

Allowance for lending-related commitments at March 31	$297	$436

NOTE 11 – LOAN SECURITIZATIONS

For a discussion of loan securitizations and the Firm’s related accounting policies, see Note 13 on pages 100–103 of JPMorgan Chase’s 2003 Annual Report. The Firm securitizes, sells and services various consumer loans originated by Chase Financial Services (residential mortgage, credit card and automobile loans), as well as certain commercial loans (primarily real estate) originated by the Investment Bank. JPMorgan Chase–sponsored securitizations utilize SPEs as part of the securitization process. These SPEs are structured to meet the definition of a QSPE (as discussed in Note 1 of the JPMorgan Chase 2003 Annual Report); accordingly, the assets and liabilities of securitization-related QSPEs are not reflected in the Firm’s Consolidated balance sheet (except for retained interests, as described below) but are included on the balance sheet of the QSPE purchasing the assets. Assets held by securitization-related QSPEs as of March 31, 2004, and December 31, 2003, were as follows:

(in billions)	March 31, 2004	December 31, 2003

Credit card receivables	$42.2	$42.6
Residential mortgage receivables	22.5	21.1
Commercial loans	35.5	33.8
Automobile loans	7.3	6.5

Total	$107.5	$104.0

The following table summarizes new securitization transactions that were completed during each of the three months ended March 31, 2004 and 2003; the resulting gains arising from such securitizations; certain cash flows received from such securitizations; and the key economic assumptions used in measuring the retained interests, as of the dates of such sales:

Three months ended	March 31, 2004				March 31, 2003
($in millions)	Mortgage	Credit card	Automobile	Commercial	Mortgage	Credit card	Automobile	Commercial

Principal Securitized	$2,715	$1,500	$1,600	$1,960	$1,776	$1,500	$—	$1,059
Pre-tax gains (losses)	48	10	(3)	35	49	10	—	17
Cash flow information:
Proceeds from securitizations	$2,523	$1,500	$1,597	$2,044	$1,832	$1,500	$—	$1,081
Servicing fees collected	1	2	1	1	1	6	—	—
Other cash flows received	—	6	—	3	—	16	—	3
Proceeds from collections reinvested in revolving securitizations	—	14,693	—	—	—	13,539	—	—

Key assumptions (rates per annum):
Prepayment rate(a)	25.9% CPR	15.5%	1.5%	17.0-50.0%	25.5% CPR	15.0%	—%	50.0%
			WAC/WAM				WAC/WAM

Weighted-average life (in years)	2.8	0.6	1.8	2.9-4.0	2.9-4.0	0.6	—	0.9-2.2
Expected credit losses	1.0%	5.8%	0.6%	NA(b)	1.0%	5.5%	—%	NA(b)
Discount rate	15.0-30.0%	12.0%	4.1%	0.6-5.0%	15.0-30.0%	5.4%	—%	1.0-5.0%

(a)	CPR: constant prepayment rate; WAC/WAM: weighted-average coupon/weighted-average maturity.
(b)	Expected credit losses for commercial securitizations are minimal and are incorporated into other assumptions.

In addition, the Firm sold residential mortgage loans totaling $18 billion and $23 billion during the three months ended March 31, 2004 and 2003, respectively, primarily as GNMA, FNMA and Freddie Mac mortgage-backed securities; these sales resulted in pre-tax gains of $49 million and $227 million, respectively.

At both March 31, 2004, and December 31, 2003, the Firm had, with respect to its credit card master trusts, $7.3 billion related to its undivided interest, and $1.0 billion and $1.1 billion, respectively, related to its subordinated interest in accrued interest and fees on the securitized receivables. Credit card securitization trusts require the Firm to maintain a minimum undivided interest of 7% of the

Part I
Item 1 (continued)

average principal receivables in the trusts. The Firm maintained an average undivided interest in its credit card securitization trusts of approximately 18% and 17% for the three months ended March 31, 2004 and twelve months ended December 31, 2003, respectively.

The Firm also maintains escrow accounts up to predetermined limits for some of its credit card and automobile securitizations, in the unlikely event of deficiencies in cash flows owed to investors. The amounts available in such escrow accounts are recorded in Other assets and, as of March 31, 2004, amounted to $447 million and $159 million for credit card and automobile securitizations, respectively; as of December 31, 2003, these amounts were $456 million and $137 million for credit card and automobile securitizations, respectively.

The table below summarizes other retained securitization interests, which are primarily subordinated or residual interests and are carried at fair value on the Firm’s Consolidated balance sheets:

(in millions)	March 31, 2004	December 31, 2003

Loans
Residential mortgage(a)	$544	$570
Credit card(a)	172	193
Automobile(a)	171	151
Commercial	26	34

Total	$913	$948

(a)
Pre-tax unrealized gains (losses) recorded in Stockholders’ equity that relate to retained securitization interests totaled $146 million and $155 million for Residential mortgage; $11 million and $11 million for Credit cards; and $11 million and $6 million for Automobile at March 31, 2004, and December 31, 2003, respectively.

The table below outlines the key economic assumptions used to determine the fair value of the remaining retained interests at March 31, 2004, and December 31, 2003, respectively; and the sensitivities to those fair values to immediate 10% and 20% adverse changes in those assumptions:

March 31, 2004 (in millions)	Mortgage		Credit Card	Automobile	Commercial

Weighted-average life	1.3-2.9 years		5-15 months	1.5 years	0.6-6.0 years

Prepayment rate	27.4-30.5% CPR		8.1-15.3%	1.5% WAC/WAM	NA(a), 50.0%
Impact of 10% adverse change	$(17)		$(7)	$(8)	$(1)
Impact of 20% adverse change	(31)		(13)	(17)	(3)

Loss assumption	0.0-4.7	%(b)	5.5-8.0%	0.7%	NA(c)
Impact of 10% adverse change	$(28)		$(22)	$(5)	$—
Impact of 20% adverse change	(54)		(44)	(10)	—
Discount rate	13.0-30.0	%(d)	7.7-12.0%	4.4%	5.0-22.2%
Impact of 10% adverse change	$(14)		$(1)	$(1)	$(1)
Impact of 20% adverse change	(27)		(2)	(2)	(2)

December 31, 2003 (in millions)	Mortgage		Credit Card	Automobile	Commercial

Weighted-average life	1.4-2.7 years		5-15 months	1.5 years	0.6-5.9 years

Prepayment rate	29.0-31.7% CPR		8.1-15.1%	1.5% WAC/WAM	NA(a), 50.0%
Impact of 10% adverse change	$(17)		$(7)	$(10)	$(1)
Impact of 20% adverse change	(31)		(13)	(19)	(2)

Loss assumption	0.0-4.0	%(b)	5.5-8.0%	0.6%	NA(c)
Impact of 10% adverse change	$(28)		$(21)	$(6)	$—
Impact of 20% adverse change	(57)		(41)	(12)	—
Discount rate	13.0-30.0	%(d)	8.3-12.0%	4.4%	5.0-20.9%
Impact of 10% adverse change	$(14)		$(1)	$(1)	$(1)
Impact of 20% adverse change	(27)		(3)	(2)	(2)

(a)	Prepayment risk on certain commercial retained interests are minimal and are incorporated into other assumptions.
(b)	Expected credit losses for prime mortgage securitizations are minimal and are incorporated into other assumptions.
(c)	Expected credit losses for commercial retained interests are incorporated into other assumptions.
(d)
The Firm sells certain residual interests from sub-prime mortgage securitizations via Net Interest Margin (“NIM”) securitizations and retains residuals interests in these NIM transactions, which are valued using a 30% discount rate.

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

The table below presents information about delinquencies, net credit losses and components of reported and securitized financial assets at March 31, 2004, and December 31, 2003:

			Loans 90 days or
Type of Loan	Total Loans		more past due		Net loan charge-offs
	March 31,	Dec. 31,	March 31,	Dec. 31,	Three months ended March 31,
(in millions)	2004	2003	2004	2003	2004	2003

Residential mortgage	$75,901	$73,712	$344	$349	$5	$7
Credit card	15,975	16,793	240	259	257	275
Automobile financings	39,118	38,695	107	119	40	46
Other consumer(a)	7,421	7,221	77	87	40	50

Consumer loans	138,415	136,421	768	814	342	378
Commercial loans	79,215	83,097	1,897	2,085	102	292

Total loans reported	217,630	219,518	2,665	2,899	444	670

Securitized loans:
Residential mortgage(b)	15,033	15,564	579	594	40	47
Credit card	34,478	34,856	854	879	473	457
Automobile	7,124	6,315	12	13	7	6

Total consumer loans securitized	56,635	56,735	1,445	1,486	520	510
Commercial securitized	2,268	2,108	—	9	—	—

Total loans securitized	58,903	58,843	1,445	1,495	520	510

Total loans reported and securitized(c)(d)	$276,533	$278,361	$4,110	$4,394	$964	$1,180

(a)	Consists of manufactured housing loans, installment loans (direct and indirect types of consumer finance), student loans, unsecured revolving lines of credit and non-U.S. consumer loans.
(b)	Includes $13.5 billion of outstanding principal balances on securitized sub-prime 1-4 family residential mortgage loans as of March 31, 2004.
(c)	Represents both loans on the Consolidated balance sheet and loans that have been securitized, but excludes loans for which the Firm’s only continuing involvement is servicing of the assets.
(d)
Total assets held in securitization-related SPEs were $107.5 and $104.0 billion at March 31, 2004, and December 31, 2003, respectively. The $58.9 and $58.8 billion of loans securitized at March 31, 2004, and December 31, 2003, respectively, excludes: $40.7 and $37.1 billion, respectively, of securitized loans, in which the Firm’s only continuing involvement is the servicing of the assets; $7.3 and $7.3 billion, respectively, of seller’s interests in credit card master trusts; and $0.6 and $0.8 billion, respectively, of escrow accounts and other assets.

NOTE 12 – VARIABLE INTEREST ENTITIES
Refer to Note 1 on pages 86-87 and Note 14 on pages 103-106 of JPMorgan Chase’s 2003 Annual Report for a further description of JPMorgan Chase’s involvement with variable interest entities (“VIEs”) and the Firm’s policy on consolidation relating to these entities.

In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) to address various technical corrections and implementation issues that have arisen since the issuance of FIN 46. Effective March 31, 2004, JPMorgan Chase implemented FIN 46R for all VIEs, excluding certain investments made by its private equity business. The FASB permitted nonregistered investment companies, such as JPMP, to defer consolidation of VIEs with which they are involved until the proposed Statement of Position on the clarification of the scope of the Investment Company Audit Guide is finalized. Following issuance of the Statement of Position, the FASB indicated it would consider further modification to FIN 46R, to provide an exception for companies that qualify to apply the revised Audit Guide. The Firm applied this deferral provision and did not consolidate $2.6 billion of additional assets in potential VIEs with which JPMP is involved as of March 31, 2004. Implementation of FIN 46R did not have a material effect on the Firm’s Consolidated financial statements.

The application of FIN 46R involves significant judgment and interpretations by management. The Firm is aware of various interpretations being developed among accounting professionals with regard to analyzing derivatives under FIN 46R. It is management’s current interpretation that derivatives should be evaluated by focusing on an economic analysis of the rights and obligations of a VIE’s assets, liabilities, equity and other contracts, while considering: the entity’s activities and design; the terms of

Part I
Item 1 (continued)

the derivative contract and the role it has with the entity; the role, if any, that the Firm has in establishing the entity; the expectations of the variable interest holders; and whether the derivative contract creates and/or absorbs variability. The Firm will assess evolving interpretations of FIN 46R and any potential new guidance issued by the FASB on this issue. Additional guidance and interpretations may affect the Firm’s current application of FIN 46R to its activities in future periods.

VIEs are primarily utilized by the Firm’s Investment Bank (“IB”) business segment to assist clients in accessing the financial markets in a cost-efficient manner, and to tailor products for investors as a financial intermediary. There are two broad categories of transactions involving VIEs with which the IB is involved: multi-seller conduits and client intermediation.

Multi-seller conduits
JPMorgan Chase serves as the administrator and provides contingent liquidity support and limited credit enhancement for several commercial paper conduits. The commercial paper issued by the conduits is backed by sufficient collateral, credit enhancements and commitments to provide liquidity to support receiving at least an A-1, P-1 and, in certain cases, F1 rating.

The following table provides a summary of the multi-seller conduits in which the Firm acts as administrator, as well as the Firm’s total commitments and maximum exposure to loss related to these multi-seller conduits:

	Consolidated		Nonconsolidated		Total
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(in billions)	2004	2003	2004	2003	2004	2003

Total commercial paper issued by conduits	$1.2	$6.3	$9.8	$5.4	$11.0	$11.7

Commitments
Asset-purchase agreements(a)	$1.3	$9.3	$15.8	$8.7	$17.1	$18.0
Program-wide liquidity commitments(b)	—	1.6	2.4	1.0	2.4	2.6
Limited credit enhancements(c)	—	0.9	1.7	1.0	1.7	1.9
Maximum exposure to loss(d)	1.3	9.7	16.4	9.0	17.7	18.7

(a)	Asset-purchase agreements are the primary source of liquidity support for the conduits.
(b)	Program-wide liquidity is provided by the Firm to these vehicles in the event of short-term disruptions in the commercial paper market.
(c)	The Firm provides limited credit enhancement, primarily through the issuance of letters of credit.
(d)
The Firm’s maximum exposure to loss is limited to the amount of drawn commitments (i.e., sellers’ assets held by the multi-seller conduit) of $10.8 billion at March 31, 2004, and $11.7 billion at December 31, 2003, plus contractual but undrawn commitments of $6.9 billion at March 31, 2004, and $7.0 billion at December 31, 2003. Since the Firm provides credit enhancement and liquidity to these multi-seller conduits, the maximum exposure is not adjusted to exclude exposure absorbed by third party liquidity providers.

The Firm views its credit exposure to multi-seller conduit transactions as limited. This is because, for the most part, the Firm is not required to fund under the liquidity facilities if the assets in the VIE are in default. Additionally, the Firm’s obligations under the letters of credit are secondary to the risk of first loss provided by the client or other third parties – for example, by the overcollateralization of the VIE with the assets sold to it.

JPMorgan Chase consolidated these asset-backed commercial paper conduits at July 1, 2003, in accordance with FIN 46 and recorded the assets and liabilities of the conduits on its Consolidated balance sheet. In December 2003 and February 2004, two of the multi-seller conduits were restructured with each conduit issuing preferred securities acquired by an independent third-party investor, who absorbs the majority of the expected losses of the conduit. In determining the primary beneficiary of the restructured conduits, the Firm leveraged an existing rating agency model that is an independent market standard to size the expected losses and considered the relative rights and obligations of each of the variable interest holders. As a result of the restructuring, JPMorgan Chase deconsolidated $5.4 billion of one vehicle’s assets and liabilities as of December 31, 2003, and an additional $5.2 billion of another vehicle’s assets and liabilities as of March 31, 2004. As of March 31, 2004, the remaining conduit consolidated on the Firm’s balance sheet included $1.2 billion of assets recorded in Available-for-sale securities. As of December 31, 2003, the conduits consolidated on the Firm’s balance sheet included $4.8 billion of assets recorded in loans, and $1.5 billion of assets recorded in Available-for-sale securities.

Client intermediation
As a financial intermediary, the Firm is involved in structuring VIE transactions to meet investor and client needs. Assets held by certain client intermediation-related VIEs at March 31, 2004, and December 31, 2003, were as follows:

(in billions)	March 31, 2004	December 31, 2003

Structured commercial loan vehicles(a)	$5.2	$5.3
Credit-linked note vehicles(b)	18.2	17.7
Municipal bond vehicles(c)	6.0	5.5
Other client intermediation vehicles(d)	5.7	5.8

Part I
Item 1 (continued)

(a)
JPMorgan Chase was committed to provide liquidity to these VIEs of up to $7.7 billion and $8.0 billion at March 31, 2004, and December 31, 2003, respectively, of which $6.3 billion at March 31, 2004, and December 31, 2003, was in the form of asset purchase agreements. The Firm’s maximum exposure to loss to these vehicles at March 31, 2004, and December 31, 2003, was $4.7 billion and $5.5 billion, respectively, which reflects the netting of collateral and other program limits.

(b)
The fair value of the Firm’s derivative contracts with credit-linked note vehicles was not material at March 31, 2004. Assets of $1.8 billion and $2.1 billion reported in the table above were recorded on the Firm’s Consolidated balance sheet at March 31, 2004, and December 31, 2003, respectively, due to contractual relationships held by the Firm that relate to collateral held by the VIE.

(c)
For vehicles in which the Firm owns the residual interests, the Firm consolidates the VIE; total amounts consolidated were $2.5 billion at both March 31, 2004, and December 31, 2003, and are reported in the table above. In vehicles where third-party investors own the residual interests, the Firm’s exposure is limited. The Firm often serves as remarketing agent for the VIE and provides liquidity to support the remarketing; total liquidity commitments were $2.0 billion and $1.8 billion at March 31, 2004, and December 31, 2003, respectively. The Firm’s maximum credit exposure to all municipal bond vehicles was $4.5 billion and $4.3 billion at March 31, 2004, and December 31, 2003, respectively.

(d)
The Firm structures, on behalf of clients, other client intermediation vehicles in which it transfers the risks and returns of the assets held by the VIE, typically debt and equity instruments, to clients through derivative contracts. The Firm’s net exposure arising from these intermediation transactions is not significant.

Finally, the Firm may enter into transactions with VIEs structured by other parties; refer to Note 14 on pages 103-106 of JPMorgan Chase’s 2003 Annual Report for a further description of the Firm’s involvement with these VIEs.

The following table summarizes the Firm’s total consolidated VIE assets, by classification on the Consolidated balance sheet, as of March 31, 2004, and December 31, 2003:

(in billions)	March 31, 2004	December 31, 2003

Consolidated VIE assets(a)
Loans(b)	$1.7	$5.8
Investment securities	3.5	3.8
Trading assets(c)	2.7	2.7
Other assets	0.1	0.1

Total consolidated assets	$8.0	$12.4

(a)
The Firm also holds $3.2 billion of assets, primarily as a seller’s interest, in certain consumer securitizations in a segregated entity, as part of a two-step securitization transaction. This interest is included in the securitization activities disclosed in Note 11 on pages 12-14 of this Form 10-Q.

(b)
The December 31, 2003, loan balance primarily relates to the consolidated multi-seller asset-backed commercial paper conduits. Due to the restructuring of certain multi-seller conduits, the Firm no longer consolidates loan assets related to those vehicles (see discussion above).

(c)	Includes the market value of securities and derivatives.

The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item titled “Beneficial interests issued by consolidated variable interest entities.” The holders of these beneficial interests do not have recourse to the general credit of JPMorgan Chase.

NOTE 13 – PRIVATE EQUITY INVESTMENTS
For a further description of private equity investments, see Note 15 on page 106 of JPMorgan Chase’s 2003 Annual Report. The following table presents the carrying value and cost of the Firm’s private equity investment portfolio, primarily related to JPMorgan Partners, for the dates indicated:

(in millions)	March 31, 2004		December 31, 2003
	Carrying		Carrying
	Value	Cost	Value	Cost

Total investment portfolio	$7,097	$8,859	$7,250	$9,147

The following table presents the Firm’s private equity gains (losses), primarily related to JPMorgan Partners, for the periods indicated:

	Three months ended March 31,
(in millions)	2004	2003

Realized gains (losses)	$147	$(4)
Unrealized gains (losses)	159	(217)

Total private equity gains (losses)	$306	$(221)

Part I
Item 1 (continued)

NOTE 14 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets consist of the following:

(in millions)	March 31, 2004	December 31, 2003

Goodwill	$8,730	$8,511

Other intangible assets:
Mortgage servicing rights	$4,189	$4,781
Purchased credit card relationships	953	1,014
All other intangibles	813	685

Total other intangible assets	$5,955	$6,480

Goodwill
As of March 31, 2004, goodwill increased by $219 million compared with December 31, 2003, principally in connection with acquisitions by the Institutional Trust Services and Treasury Services businesses. Goodwill was not impaired at March 31, 2004, or December 31, 2003, nor was any goodwill written off during the three months ended March 31, 2004 or 2003.

Goodwill by business segment is as follows:

(in millions)	March 31, 2004	December 31, 2003

Investment Bank	$2,085	$2,084
Treasury & Securities Services	1,605	1,390
Investment Management & Private Banking	4,156	4,153
JPMorgan Partners	377	377
Chase Financial Services	507	507

Total goodwill	$8,730	$8,511

Mortgage servicing rights
For a further description of mortgage servicing rights (“MSRs”) and interest rate risk management of MSRs, see Note 16 on pages 107-109 of JPMorgan Chase’s 2003 Annual Report. The following table summarizes the changes in MSRs during the first three months of 2004 and 2003:

	Three months ended March 31,
(in millions)	2004		2003

Balance at January 1	$6,159		$4,864
Additions	368		679
Other-than-temporary impairment	(17)		—
Amortization	(340)		(369)
SFAS 133 hedge valuation adjustments	(586)		(175)

Balance at March 31	5,584		4,999
Less: valuation allowance	1,395		1,764

Balance at March 31, after valuation allowance	$4,189		$3,235

Estimated fair value at March 31	$4,189		$3,235

Weighted-average prepayment speed assumption	25.21	%CPR	27.86	%CPR
Weighted-average discount rate	7.23%		7.62%

CPR – constant prepayment rate

JPMorgan Chase uses a combination of derivatives and AFS securities to manage changes in the market value of MSRs. The intent is to offset any changes in the market value of MSRs with changes in the market value of the related risk management instrument. MSRs decrease in value when interest rates decline. Conversely, AFS securities (such as mortgage backed securities), principal-only certificates, and derivatives increase in value when interest rates decline. See pages 45-46 for more information on Chase Home Finance’s hedging results.

The valuation allowance represents the extent to which the carrying value of MSRs exceeds its estimated fair value. Changes in the valuation allowance are the result of the recognition of impairment or the recovery of previously recognized impairment charges due to changes in market conditions during the period. The changes in the valuation allowance for MSRs were as follows:

Part I
Item 1 (continued)

	Three months ended March 31,
(in millions)	2004	2003

Balance at January 1	$1,378	$1,634
Other-than-temporary impairment	(17)	—
SFAS 140 impairment (recovery) adjustment	34	130

Balance at March 31	$1,395	$1,764

Purchased credit card relationships and other intangible assets
There were no purchased credit card relationship intangibles added during the three months ended March 31, 2004. For the three months ended March 31, 2004, other intangibles increased by $150 million, principally in connection with acquisitions by the Institutional Trust Services and Treasury Services businesses and acquisitions of investment management contracts. All of the Firm’s acquired intangible assets are subject to amortization.

The components of other intangible assets were as follows:

								Three months ended
(in millions)	March 31, 2004				December 31, 2003			March 31,
	Gross	Accumulated		Net Carrying	Gross	Accumulated	Net Carrying	2004	2003
	Amount	Amortization		Value	Amount	Amortization	Value	Amortization Expense
Purchased credit card relationships	$1,885	$932		$953	$1,885	$871	$1,014	$61	$64
All other intangibles	1,243	430	(a)	813	1,093	408	685	18	10

Total amortization expense								$79	$74

(a)	Includes $4 million of amortization expense related to servicing assets on securitized automobile loans, which is recorded in Fees and commissions, for the three months ended March 31, 2004.

Future amortization expense
The following table presents estimated amortization expense related to Purchased credit card relationships and All other intangible assets at March 31, 2004:

(in millions)	Purchased credit	All other
Year ended December 31,	card relationships	intangible assets

2004(a)	$182	$69
2005	235	82
2006	222	76
2007	187	64
2008	117	60
2009	9	59

(a)
Excludes $61 million and $18 million of amortization expense related to Purchased credit card relationships and All other intangible assets, respectively, recognized during the first three months of 2004.

Part I
Item 1 (continued)

NOTE 15 – EARNINGS PER SHARE
For a discussion of the computation of basic and diluted earnings per share (“EPS”), see Note 22 on page 112 of JPMorgan Chase’s 2003 Annual Report. The following table presents the calculation of basic and diluted EPS for the three months ended March 31, 2004 and 2003:

	Three months ended
(in millions, except per share amounts)	March 31, 2004	March 31, 2003

Basic earnings per share
Net income	$1,930	$1,400
Less: preferred stock dividends	13	13

Net income applicable to common stock	$1,917	$1,387

Weighted-average basic shares outstanding	2,032.3	1,999.8
Net income per share	$0.94	$0.69

Diluted earnings per share
Net income applicable to common stock	$1,917	$1,387

Weighted-average basic shares outstanding	2,032.3	1,999.8
Additional shares issuable upon exercise of stock options for dilutive effect	60.4	22.1

Weighted-average diluted shares outstanding	2,092.7	2,021.9
Net income per share(a)	$0.92	$0.69

(a)
Options issued under employee benefit plans to purchase 200 million and 400 million shares of common stock were outstanding for the three months ended March 31, 2004 and 2003, respectively, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income is composed of Net income and Other comprehensive income (“OCI”), which includes the after-tax change in unrealized gains and losses on AFS securities, cash flow hedging activities and foreign currency translation adjustments (including the impact of related derivatives).

	Unrealized				Cash		Accumulated other
(in millions)	gains (losses)		Translation		flow		comprehensive
Three months ended March 31, 2004	on AFS securities(a)		adjustments		hedges		income (loss)

Balance December 31, 2003	$19		$(6)		$(43)		$(30)
Net change during period	228	(b)	—	(c)	(21)	(e)	207

Balance March 31, 2004	$247		$(6)	(d)	$(64)		$177

Three months ended March 31, 2003
Balance December 31, 2002	$731		$(6)		$502		$1,227
Net change during period	(65	)(b)	—	(c)	(49	)(e)	(114)

Balance March 31, 2003	$666		$(6	)(d)	$453		$1,113

(a)	Represents the after-tax difference between the fair value and amortized cost of the AFS securities portfolio and retained interests in securitizations recorded in Other assets.
(b)
The net change for the three months ended March 31, 2004, is primarily due to declining interest rates. The net change for the three months ended March 31, 2003, is primarily due to sales of AFS Securities.

(c)
At March 31, 2004 and 2003, included $7 million and $53 million, respectively, of after-tax gains on foreign currency translation from operations for which the functional currency is other than the U.S. dollar, offset by $7 million and $53 million, respectively, of after-tax losses on hedges.

(d)	Includes after-tax gains and losses on foreign currency translation, including related hedge results from operations for which the functional currency is other than the U.S. dollar.
(e)
The net change for the three months ended March 31, 2004, included $67 million of after-tax losses recognized in income and $88 million of after-tax losses representing the net change in derivative fair values that were recorded in comprehensive income. The net change for the three months ended March 31, 2003, included $197 million of after-tax gains recognized in income and $148 million of after-tax gains representing the net change in derivative fair values that were reported in comprehensive income.

Part I
Item 1 (continued)

NOTE 17 – CAPITAL
For a discussion of the calculation of risk-based capital ratios, see Note 26 on pages 114-115 of JPMorgan Chase’s 2003 Annual Report.

The following table presents the risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries. At March 31, 2004, the Firm and each of its depository institutions, including those listed in the table below, were “well-capitalized” as defined by banking regulators.

			Significant Banking Subsidiaries
					Chase Manhattan
(in millions, except ratios)	JPMorgan Chase & Co.(a)		JPMorgan Chase Bank(a)		Bank USA, N.A.(a)
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2004	2003	2004	2003	2004	2003

Tier 1 capital	$44,686	$43,167	$35,179	$34,972	$5,141	$4,950
Total capital	60,898	59,816	44,935	45,290	7,148	6,939
Risk-weighted assets(b)	534,971	507,456	459,059	434,218	49,792	48,030
Adjusted average assets	758,260	765,910	611,137	628,076	37,206	34,565

Tier 1 capital ratio	8.4%	8.5%	7.7%	8.1%	10.3%	10.3%
Total capital ratio	11.4	11.8	9.8	10.4	14.4	14.4
Tier 1 leverage ratio	5.9	5.6	5.8	5.6	13.8	14.3

(a)
Assets and capital amounts for JPMorgan Chase’s banking subsidiaries reflect intercompany transactions, whereas the respective amounts for JPMorgan Chase reflect the elimination of intercompany transactions.

(b)	Includes off-balance sheet risk-weighted assets in the amounts of $181.2 billion, $158.6 billion and $13.2 billion, respectively, at March 31, 2004.

The following table shows the components of the Firm’s Tier 1 and total capital, as of the dates indicated:

	March 31,	December 31,
(in millions)	2004	2003

Tier 1 capital
Common stockholders’ equity	$46,909	$45,168
Nonredeemable preferred stock	1,009	1,009
Minority interest(a)	6,930	6,882
Less:Goodwill and investments in certain subsidiaries	8,730	8,511
Nonqualifying intangible assets and other	1,432	1,381

Tier 1 capital	$44,686	$43,167

Tier 2 capital
Long-term debt and other instruments qualifying as Tier 2	$12,109	$12,128
Qualifying allowance for credit losses	4,350	4,777
Less: Investment in certain subsidiaries	247	256

Tier 2 capital	$16,212	$16,649

Total qualifying capital	$60,898	$59,816

(a)	Minority interest primarily includes trust preferred stocks of certain business trusts.

NOTE 18 – COMMITMENTS AND CONTINGENCIES
For a discussion of legal proceedings, including a discussion of the legal reserve established for Enron and other material litigation, see Part II, Item 1, Legal Proceedings, of this Form 10-Q.

NOTE 19 – ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The majority of JPMorgan Chase’s derivatives are entered into for trading purposes. The Firm also uses derivatives as an end-user to hedge market exposures, modify the interest rate characteristics of related balance sheet instruments or meet longer-term investment objectives. Both trading and end-user derivatives are recorded in trading assets and liabilities. For a further discussion of the Firm’s use of derivative instruments, see pages 58-61 and Note 28 on pages 116-117 of JPMorgan Chase’s 2003 Annual Report.

Part I
Item 1 (continued)

The following table presents derivative instrument hedging-related activities for the periods indicated:

	Three months ended March 31,
(in millions)	2004	2003

Fair value hedge ineffective net gains (losses)(a)	$(51)	$268
Cash flow hedge ineffective net gains (losses)(a)	(1)	—

(a)	Includes ineffectiveness and the components of hedging instruments that have been excluded from the assessment of hedge effectiveness.

Over the next 12 months, it is expected that $77 million (after-tax) of net gains recorded in Other comprehensive income at March 31, 2004, will be recognized in earnings. The maximum length of time over which forecasted transactions are hedged is 10 years, related to core lending and borrowing activities.

NOTE 20 – OFF-BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS AND GUARANTEES
For a discussion of off-balance sheet lending-related financial instruments and guarantees and the Firm’s related accounting policies, see Note 29 on pages 117-119 of JPMorgan Chase’s 2003 Annual Report.

To provide for the risk of loss inherent in commercial-related contracts, an allowance for credit losses on lending-related commitments is maintained. See pages 65-66 of this Form 10-Q for a further discussion on the allowance for credit losses on lending-related commitments.

The following table summarizes the contractual amounts relating to off-balance sheet lending-related financial instruments and guarantees and the related allowance for credit losses on lending-related commitments at March 31, 2004, and December 31, 2003:

Off-balance sheet lending-related financial instruments
			Allowance for
	Contractual amount		lending-related commitments
	March 31,	December 31,	March 31,	December 31,
(in millions)	2004	2003	2004	2003

Consumer-related	$189,218	$176,923	NA	NA
Commercial-related:
Other unfunded commitments to extend credit(a)(b)(c)	175,145	176,222	$206	$155
Standby letters of credit and guarantees(a)(d)	38,858	35,332	90	167
Other letters of credit(a)	4,284	4,204	1	2

Total commercial-related	218,287	215,758	297	324

Total	$407,505	$392,681	$297	$324

Customers’ securities lent(e)	$172,762	$143,143	NA	NA

(a)	Net of risk participations totaling $16.8 billion and $16.5 billion at March 31, 2004, and December 31, 2003, respectively.
(b)
Includes unused advised lines of credit totaling $20 billion at March 31, 2004, and $19 billion at December 31, 2003, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable.

(c)
Includes certain asset purchase agreements to multi-seller asset-backed commercial paper conduits of $15.9 billion and $11.7 billion at March 31, 2004, and December 31, 2003, respectively; excludes $1.2 billion at March 31, 2004, and $6.3 billion at December 31, 2003, of asset purchase agreements related to multi-seller asset-backed commercial paper conduits consolidated in accordance with FIN 46, as the underlying assets of the conduits are reported in the Firm’s Consolidated balance sheet. It also includes $8.5 billion at March 31, 2004, and $9.2 billion at December 31, 2003, of asset purchase agreements to structured commercial loan vehicles and other third-party entities. The allowance for credit losses on lending-related commitments related to these agreements was insignificant at March 31, 2004, and December 31, 2003.

(d)	Collateral held by the Firm against these agreements was $8 billion at March 31, 2004, and $7.7 billion at December 31, 2003.
(e)	Collateral held by the Firm in support of these agreements was $177.2 billion at March 31, 2004, and $146.7 billion at December 31, 2003.

For a discussion of the off-balance sheet lending arrangements which the Firm considers to be guarantees under FIN 45, see pages 117-118 of JPMorgan Chase’s 2003 Annual Report. The amount of the liability related to guarantees recorded at March 31, 2004, excluding the allowance for credit losses on lending-related commitments and derivative contracts discussed below, was approximately $101 million.

In addition to the contracts noted above, there are certain derivative contracts to which the Firm is a counterparty that meet the characteristics of a guarantee under FIN 45. For a description of the derivatives the Firm considers to be guarantees, see Note 29 on pages 117-119 of JPMorgan Chase’s 2003 Annual Report. These derivatives are recorded on the Consolidated balance sheets at fair value. The total notional values of the derivatives that the Firm deems to be guarantees were $54 billion and $50 billion at March 31, 2004, and December 31, 2003, respectively. The fair values related to these contracts at March 31, 2004, were a derivative

Part I
Item 1 (continued)

receivable of $180 million and a derivative payable of $466 million. The fair values of these contracts at December 31, 2003, were a derivative receivable of $163 million and a derivative payable of $333 million.

NOTE 21 – FAIR VALUE OF FINANCIAL INSTRUMENTS
Refer to Note 31 on pages 120-123 of JPMorgan Chase’s 2003 Annual Report for a full description of fair value methodologies by product. For those financial instruments that are not recorded on the Consolidated balance sheet at fair value, fair value is based on quoted market prices, where available. If listed prices or quotes are not available, fair value is based on internally developed models that primarily use market-based or independent information as inputs. For commercial loans and lending-related commitments, fair value is determined based on the cost of credit derivatives. This cost is adjusted to account for the differences in recovery rates between bonds (on which the cost of credit derivatives is based) and loans; and for loan equivalents, which represents the portion of an unused commitment likely to become outstanding in the event an obligor defaults. For consumer loans, fair value is based on discounted cash flows. The fair value of loans in the held-for-sale and trading portfolios is generally based on observable market prices and prices of similar instruments. Fair value of consumer commitments is based on the primary market prices to originate new commitments.

These methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The following table presents the financial assets and liabilities valued under SFAS 107:

(in billions)	March 31, 2004			December 31, 2003
	Carrying	Estimated	Appreciation/	Carrying	Estimated	Appreciation/
	Value	Fair Value	(Depreciation)	Value	Fair Value	(Depreciation)

Total financial assets	$780.7	$784.0	$3.3	$750.7	$754.0	$3.3

Total financial liabilities(a)	$748.7	$751.1	(2.4)	$723.6	$726.0	(2.4)

Estimated fair value in excess of carrying value			$0.9			$0.9

(a)
Includes the allowance for lending-related commitments of $297 million at March 31, 2004, and $324 million at December 31, 2003. The fair value of the Firm’s lending-related commitments approximates these balances.

NOTE 22 – SEGMENT INFORMATION
JPMorgan Chase is organized into five major businesses: the Investment Bank, Treasury & Securities Services, Investment Management & Private Banking, JPMorgan Partners and Chase Financial Services. These businesses are segmented based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on an “operating” basis. For a definition of operating basis, see the Glossary of Terms on pages 74-75 of this Form 10-Q. For a further discussion concerning JPMorgan Chase’s business segments, see Segment Results on pages 32-50 of this Form 10-Q.

Segment results, which are presented on an operating basis, reflect revenues on a tax-equivalent basis. The tax-equivalent gross-up for each business segment is based upon the level, type and tax jurisdiction of the earnings and assets within each business segment. The amount of the tax-equivalent gross-up for each business segment is eliminated within the Support Units and Corporate segment and was $(111) million and $(65) million for the three months ended March 31, 2004 and 2003, respectively.

JPMorgan Chase uses shareholder value added (“SVA”), a non-GAAP financial measure, as its principal measure of segment profitability. See Segment Results on pages 27-28 and Note 34 on pages 126-127 of JPMorgan Chase’s 2003 Annual Report for a further discussion of performance measurements and policies for cost-of-capital allocation. The table below provides a summary of the Firm’s segment results for the three months ended March 31, 2004 and 2003:

Part I
Item 1 (continued)

			Investment
		Treasury &	Management		Chase	Corporate/
(in millions, except ratios)	Investment	Securities	& Private	JPMorgan	Financial	Reconciling
Three months ended	Bank	Services	Banking	Partners	Services	Items(a)	Total

March 31, 2004
Operating revenue(b)	$3,979	$1,106	$824	$249	$3,414	$(122)	$9,450
Intersegment revenue(b)	(64)	50	23	—	7	(16)	—
Operating earnings(c)	1,110	119	115	115	427	44	1,930
Average common equity(d)	15,973	3,196	5,468	4,899	9,472	6,810	45,818
Average managed assets	513,983	19,757	35,259	7,780	207,575	20,321	804,675
Shareholder value added	628	22	(50)	(69)	141	(122)	550
Return on average allocated capital(e)	28%	15%	8%	9%	18%	NM	17%

March 31, 2003
Operating revenue(b)	$4,010	$926	$641	$(287)	$3,692	$(119)	$8,863
Intersegment revenue(b)	(41)	34	20	1	1	(15)	—
Operating earnings(c)	897	112	27	(223)	648	(61)	1,400
Average common equity(d)	20,871	2,773	5,483	5,985	8,489	(1,743)	41,858
Average managed assets	525,773	17,508	33,634	9,428	202,404	21,325	810,072
Shareholder value added	273	29	(137)	(446)	394	35	148
Return on average allocated capital(e)	17%	16%	2%	NM	31%	NM	13%

(a)	Corporate/Reconciling Items includes Support Units and Corporate and the net effect of management accounting policies.
(b)
Operating revenue includes Intersegment revenue, which includes intercompany revenue and revenue-sharing agreements, net of intersegment expenses. Transactions between business segments are primarily conducted at fair value.

(c)	For the consolidated financial statements, there are no reconciling items between operating earnings and Net income.
(d)	Average common equity at the consolidated level is equivalent to the average allocated capital at the segment level in the segments results disclosure on pages 32–50 of this Form 10-Q.
(e)	Based on annualized amounts.

The following table provides a reconciliation of the Firm’s reported revenue to operating revenue:

	Three months ended March 31,
(in millions)	2004	2003

Reported revenue	$8,977	$8,406
Credit card securitizations(a)	473	457

Operating revenue	$9,450	$8,863

(a)
Represents the impact of credit card securitizations. For securitized receivables, amounts that normally would be reported as Net interest income and as Provision for credit losses are reported as noninterest revenue.

The following table provides a reconciliation of the Firm’s consolidated operating earnings to SVA:

	Three months ended March 31,
(in millions)	2004	2003

Shareholder value added
Operating earnings	$1,930	$1,400
Less: preferred dividends	13	13

Earnings applicable to common stock	1,917	1,387
Less: cost of capital	1,367	1,239

Total Shareholder value added	$550	$148

The following table provides a reconciliation of the Firm’s consolidated average assets to average managed assets:

	Three months ended March 31,
(in millions)	2004	2003

Average assets	$771,318	$778,238
Average credit card securitizations	33,357	31,834

Average managed assets	$804,675	$810,072

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

J.P. Morgan Chase & Co. (“JPMorgan Chase” or the “Firm”) is a leading global financial services firm with assets of $801 billion and operations in more than 50 countries. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing, investment management, private banking and private equity. JPMorgan Chase serves more than 30 million consumers nationwide and many of the world’s most prominent corporate, institutional and government clients. The Firm’s wholesale businesses are known globally as “JPMorgan,” and its national consumer and middle market businesses are known as “Chase.” The wholesale businesses comprise four segments: the Investment Bank (“IB”), Treasury & Securities Services (“TSS”), Investment Management & Private Banking (“IMPB”) and JPMorgan Partners (“JPMP”). IB provides a full range of investment banking and commercial banking products and services, including advising on corporate strategy and structure, capital raising, risk management, and market-making in cash securities and derivative instruments in all major capital markets. The three businesses within TSS provide debt servicing, securities custody and related functions, and treasury and cash management services to corporations, financial institutions and governments. The IMPB business provides investment management services to institutional investors, high-net-worth individuals and retail customers and also provides personalized advice and solutions to wealthy individuals and families. JPMP, the Firm’s private equity business, provides equity and mezzanine capital financing to private companies. The Firm’s national consumer and middle market businesses, which provide lending and full-service banking to consumers and small and middle market businesses, comprise Chase Financial Services (“CFS”).

OVERVIEW

Financial Performance of JPMorgan Chase				First quarter change
(in millions, except per share and ratio data)	1Q 2004	4Q 2003	1Q 2003	4Q 2003		1Q 2003

Revenue	$8,977	$8,068	$8,406	11%		7%
Noninterest expense	6,059	5,220	5,541	16		9
Provision for credit losses	15	139	743	(89)		(98)
Net income	1,930	1,864	1,400	4		38
Net income per share – diluted	0.92	0.89	0.69	3		33
Average common equity	45,818	44,177	41,858	4		9
Return on average common equity (“ROCE”)	17%	17%	13%	—	bp	400	bp
Common dividend payout ratio	38	38	50	—		(1,200)
Effective income tax rate	34	31	34	300		—
Overhead ratio	67	65	66	200		100

Tier 1 capital ratio	8.4%	8.5%	8.4%	(10)	bp	—	bp
Total capital ratio	11.4	11.8	12.2	(40)		(80)
Tier 1 leverage ratio	5.9	5.6	5.0	30		90

The momentum in global economic growth seen in 2003 carried into the first quarter of 2004, while business optimism continued to build, supported by attractive financial conditions, ongoing strong productivity and unprecedented recovery in corporate profits. Nevertheless, financial markets were volatile in the first quarter, reflecting uncertainty about the U.S. employment outlook and the actions the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) might take on interest rates. Investors entered 2004 braced for rising interest rates, but with hiring slack, the economy far below potential and inflation benign, a market consensus developed in the quarter that the Federal Reserve Board’s policy would remain on hold for most of the year.

These factors created a favorable capital markets environment for JPMorgan Chase, which contributed to earnings growth in the Firm’s IB and IMPB segments to their highest levels in over three years, and provided opportunities for JPMP to realize gains. The strength in capital markets-related businesses more than offset an earnings decline at CFS, which reflected the slowdown in the mortgage refinancing market. As a result of improved credit quality in the commercial portfolio and ongoing portfolio management activities utilizing credit derivatives and loan sales, the Firm improved its credit risk profile.

Net income for JPMorgan Chase of $1.9 billion, or $0.92 per share, was the highest quarterly result since the December 2000 merger of The Chase Manhattan Corporation and J.P. Morgan & Co. Incorporated.

Part I
Item 2 (continued)

Total revenue of $9.0 billion grew by 7% over the first quarter of 2003 and 11% over the fourth quarter. IB trading revenues benefited from favorable fixed income market and currency conditions: corporate credit spreads remained narrow, bond yields declined and the dollar continued to weaken against most major currencies. Equity market values rose and equity issuance increased, adding to the strength in trading and contributing to the increase in private equity gains at JPMP and in fees and commissions at IB, IMPB and TSS. Countering these favorable market conditions was a decline in Global Treasury’s revenues (securities gains and net interest income) and in mortgage origination volumes across the industry. At Chase Home Finance (“CHF”), total mortgage originations declined by 39% compared with the first quarter of 2003.

Total expenses of $6.1 billion increased by 9% year-over-year and 16% over the fourth quarter level. The fourth quarter of 2003 had an unusually low base of expenses due to an adjustment to incentive accruals, which reduced compensation costs to reflect full-year incentives. Incentive accruals were higher relative to prior periods because of higher revenues. The largest expense increases compared with the first quarter of 2003 were in CHF, within CFS, and TSS. As a result of the unprecedented refinancing boom during 2003, CHF increased staff throughout the year to keep pace with volumes; expenses remained comparable to fourth quarter 2003 levels. Management expects expenses in both CHF and TSS to moderate in future quarters to reflect the reduction in business volumes at CHF, and the realization of synergies from acquisitions at TSS.

The first quarter of 2004 Provision for credit losses of $15 million declined significantly from both comparable periods and was $429 million lower than net charge-offs in the quarter. Most of the reduction in the allowance for credit losses was due to improvement in the quality of the commercial portfolio. During the first quarter of 2004, the Firm’s commercial nonperforming loans declined by 45% and criticized exposure levels declined by 49% compared with the first quarter of 2003. At the same time, the consumer portfolio had lower delinquencies and net charge-offs versus both comparable periods. As improvements in the quality of the commercial portfolio taper off and demand for commercial loans picks up, reductions in the allowance for credit losses should moderate and credit costs could increase from the first quarter 2004 level.

The Firm’s capital position at March 31, 2004, was strong. Tier 1 capital of $44.7 billion increased by 16% from the first quarter and 4% from the fourth quarter of 2003 as retained earnings increased. A rise in risk-weighted assets (as defined by banking regulators) resulted in a Tier 1 ratio that was flat compared with the year-ago level and lower than the year-end ratio. The regulatory weightings do not distinguish between the risk ratings of credit exposure. At the same time, the Firm’s internal measure of risk in the businesses, the amount of allocated capital, declined by 11% from the first quarter and 2% from the fourth quarter of 2003, as IB reduced credit risk and JPMP reduced private equity investments.

The table below shows JPMorgan Chase’s segment results. These results reflect the manner in which the Firm’s financial information is currently evaluated by management and are presented on an operating basis. For a discussion of the Firm’s Segment results, including more information about operating results, see pages 32–50 of this Form 10-Q. Prior-period segment results have been adjusted to reflect the alignment of management accounting policies or changes in organizational structure among businesses.

Segment results – Operating basis							Return on average
	Operating revenue			Operating earnings			allocated capital
		First quarter change			First quarter change			First quarter change
(in millions, except ratios)	1Q 2004	4Q 2003	1Q 2003	1Q 2004	4Q 2003	1Q 2003	1Q 2004	4Q 2003		1Q 2003

Investment Bank	$3,979	31%	(1)%	$1,110	29%	24%	28%	800	bp	1,100	bp
Treasury & Securities Services	1,106	3	19	119	(17)	6	15	(600)		(100)
Investment Management & Private Banking	824	—	29	115	15	326	8	100		600
JPMorgan Partners	249	137	NM	115	400	NM	9	800		NM
Chase Financial Services	3,414	(5)	(8)	427	(24)	(34)	18	(700)		(1,300)
Support Units and Corporate	(122)	1	(3)	44	(75)	NM	NM	NM		NM

JPMorgan Chase	$9,450	11	7	$1,930	4	38	17	—		400

IB reported operating earnings of $1.1 billion for the first quarter of 2004, its best performance in three years, up 24% and 29% from the first and fourth quarters of 2003, respectively. The low–interest rate environment, volatility in credit markets, and improvement in equity markets produced increased client and portfolio management revenue in fixed income and equities. This coupled with negative credit costs (i.e., a benefit to income) drove results.

TSS operating earnings of $119 million for the quarter were up 6% compared with the first quarter of 2003 and down 17% compared with the fourth quarter of 2003; the fourth quarter result included a $41 million pre-tax gain on the sale of a nonstrategic business. Acquisitions in Institutional Trust Services and Treasury Services drove revenue and expense growth in TSS. Higher global equity values resulted in increased fees in Investor Services, as pricing is tied to asset levels. Average deposits for TSS were up 33% from

Part I
Item 2 (continued)

the first quarter of 2003, though spreads on deposits were low given the low level of interest rates. At 15%, Return on average allocated capital for TSS was negatively affected by goodwill from acquisitions.

IMPB increased operating earnings and assets under supervision in the first quarter of 2004 compared with the year-ago and prior quarters, aided by increased equity market valuations in client portfolios and increased brokerage activity. Net inflows in the quarter were at their highest levels in more than two years; strong inflows from the retail segment were coupled with net positive institutional inflows for the first time in more than a year, a reflection of improved investment performance.

JPMP performance improved significantly, with a positive $526 million increase in private equity gains from the first quarter of 2003. Net gains on direct private equity investments, at $304 million, benefited from higher sales ($302 million in realized gains) and liquidity events such as initial public offerings and much lower negative net valuation adjustments ($23 million) of companies in the portfolio.

CFS operating earnings declined by $221 million from the first quarter of 2003, 92% of which was due to the decline in earnings at CHF. Strong production results in many of the businesses – including increased purchase volume at Chase Cardmember Services, deposit growth at Chase Regional Banking and Chase Middle Market, and higher home equity originations at CHF – were more than offset by deposit spread compression, weak automobile leasing results and higher severance and related costs.

Business outlook

Toward the end of the first quarter, U.S. economic data began showing a gradual strengthening in hiring and improvement in business conditions. Management expects higher interest rates some time in the second half of 2004. Rising interest rates may negatively affect the Firm’s Home Finance and Global Treasury results compared with 2003. However, rising rates may be indicative of robust economic growth, which is beneficial for many other businesses in the Firm. IB had a stronger pipeline for fees than in December or March of last year. In addition, client trading activity is independent of the direction of rate moves (although trading revenues in future quarters may be lower, as the first quarter is usually seasonally strong). IMPB, Investor Services and JPMP are expected to benefit from rising equity markets. Loan demand should increase as the economy continues to improve and corporations increase investments. The level of deposits may decline as rates rise (although the interest rate spread could widen). Commercial net charge-off ratios may be lower, but credit costs may rise as the reduction in the Allowance for credit losses slows. Consumer loan losses may decline, but the interest rate spread on consumer loans may narrow.

Business events

Agreement to merge with Bank One Corporation

On January 14, 2004, JPMorgan Chase and Bank One Corporation (“Bank One”) announced an agreement to merge. The merger agreement, which has been approved by the boards of directors of both companies, provides for a stock-for-stock merger in which 1.32 shares of JPMorgan Chase common stock will be exchanged, on a tax-free basis, for each share of Bank One common stock; cash will be paid for fractional shares. JPMorgan Chase stockholders will keep their shares, which will remain outstanding and unchanged as shares of JPMorgan Chase following the merger. The merger will be accounted for using the purchase method of accounting. The purchase price to complete the proposed merger is approximately $58 billion.

The merged company, headquartered in New York, will be known as J.P. Morgan Chase & Co. and will have combined assets of $1.1 trillion, a strong capital base, 2,300 branches in 17 states and top-tier positions in retail banking and lending, credit cards, investment banking, asset management, private banking, treasury and securities services, middle markets and private equity. It is expected that cost savings of approximately $2.2 billion (pre-tax) will be achieved by 2007. Merger-related costs are expected to be approximately $3 billion (pre-tax).

Immediately following the announcement of the agreement to merge, integration planning was initiated. To date, detailed integration plans have been developed, with more than 2,000 milestones centrally monitored; decisions have been made on most of the technology platforms that will be used by the combined firm. For further information concerning the merger, see Note 2 on page 7 of this Form 10-Q.

Part I
Item 2 (continued)

RESULTS OF OPERATIONS

The following section provides a discussion of JPMorgan Chase’s results of operations on a reported basis.

Revenue				First quarter change
(in millions)	1Q 2004	4Q 2003	1Q 2003	4Q 2003	1Q 2003

Investment banking fees	$692	$846	$616	(18)%	12%
Trading revenue	1,720	754	1,298	128	33
Fees and commissions	2,933	2,871	2,488	2	18
Private equity gains (losses)	306	163	(221)	88	NM
Securities gains	126	29	485	334	(74)
Mortgage fees and related income	244	140	433	74	(44)
Other revenue	126	254	92	(50)	37
Net interest income	2,830	3,011	3,215	(6)	(12)

Total revenue	$8,977	$8,068	$8,406	11	7

Investment banking fees

For a discussion of Investment banking fees, which are primarily recorded in IB, see IB segment results on pages 34–37 of this Form 10-Q.

Trading revenue

For a discussion of Trading revenue, which is primarily recorded in IB, see the IB segment results on pages 34–37 of this Form 10-Q.

Fees and commissions

The table below provides the significant components of fees and commissions:

				First quarter change
(in millions)	1Q 2004	4Q 2003	1Q 2003	4Q 2003	1Q 2003

Investment management and service fees	$668	$618	$545	8%	23%
Custody and institutional trust service fees	442	431	358	3	23
Credit card fees	734	825	692	(11)	6
Brokerage commissions	401	316	259	27	55
Lending-related service fees	139	172	124	(19)	12
Deposit service fees	274	279	285	(2)	(4)
Other fees	275	230	225	20	22

Total	$2,933	$2,871	$2,488	2	18

The increases from both periods for Investment management and service fees and Custody and institutional trust service fees were primarily due to higher equity valuations of Assets under supervision (which includes assets under custody); organic growth in the businesses including net inflows of assets under supervision; and to the acquisitions of the Bank One corporate trust business in November 2003 (which contributed $22 million) and JPMorgan Retirement Plan Services (“RPS”) in June 2003 (which contributed $21 million). Credit card fees rose by 6% from the first quarter of 2003, reflecting higher servicing fees on the $1.5 billion growth in average securitized credit card receivables; higher fees earned from the retained credit card portfolio as a result of the more robust customer purchase volume; and the favorable impact of changes in the pricing of several card products and services. The decline in Credit card fees from the immediately preceding quarter reflected the seasonal decrease in purchase volume.

Brokerage commissions increases from both periods were driven by the higher activity levels in the global equities market. Lending-related service fees were up from the first quarter of 2003 as a result of the growth in business volume, including a $3.3 billion, or 85%, growth in the automobile loan servicing portfolio. The decline in Lending-related service fees from the prior quarter was principally attributable to a lower volume of standby letters of credit negotiated in the quarter. The decrease in Deposit service fees compared with the first quarter of 2003 reflected higher balances maintained by institutional customers in their deposit accounts, which reduced fees in lieu of compensating balances or balance deficiency fees. The increase in Other fees was largely due to the acquisition of the Electronic Financial Services (“EFS”) business from Citigroup in January 2004, which contributed $55 million.

For additional information on Fees and commissions, see the segment discussions of IMPB for investment management fees on pages 38–40, TSS for custody and securities processing fees on pages 37–38, and CFS for consumer-related fees on pages 43–49 of this Form 10-Q.

Part I
Item 2 (continued)

Private equity gains (losses)

For a discussion of the factors that fueled the improvement in the Firm’s private equity investment results, which are primarily recorded in JPMP, see the JPMP segment discussion on pages 41–42 of this Form 10-Q.

Securities gains

Securities gains decreased by 74% from the first quarter of 2003 due to substantial gains realized last year as rates declined. Most of the gains were realized by Global Treasury in connection with its management of the Firm’s interest rate risk exposure. CHF uses AFS securities to manage the economic risk of changes in the value of mortgage servicing rights (“MSRs”). In the 2004 first quarter, CHF realized a loss of $4 million on its investment securities portfolio, compared with gains of $96 million and $13 million in the 2003 first and fourth quarters, respectively.

Mortgage fees and related income

Mortgage fees and related income decreased by 44% from the first quarter of 2003 principally due to lower mortgage originations. Originations were down 39% from the same quarter of last year. The increase of 74% from the prior linked quarter reflected better origination margins and higher mortgage applications, as rates decreased from the fourth quarter. For a further discussion of total mortgage-related revenues, see the segment discussion for CHF on pages 45–46.

Other revenue

Other revenue rose 37% when compared with the 2003 first quarter, primarily the result of higher gains on credit card and commercial mortgage loan securitizations. Net gains related to credit card securitizations (consisting of new and revolving securitizations) was $39 million, up $26 million from the first quarter of the prior year; the gain on commercial mortgage loan securitizations was $28 million, up $10 million from the 2003 first quarter. In addition, the 2003 first quarter included the recognition of certain nonoperating charges at American Century Companies, Inc. (“American Century”) that reduced equity income. The decline of 50% from the 2003 fourth quarter was attributable to gains of $106 million (versus $24 million in the first quarter of 2004) from sales of securities acquired in loan satisfactions; a gain of $41 million from the sale of a nonstrategic business in TSS; and a gain of $20 million from the sale of a building in Geneva.

Net interest income

The declines of 6% from the fourth quarter and 12% from the first quarter of last year were the result of a lower volume of commercial loans and lower volumes and lower spreads on available-for-sale investment securities. The decrease in commercial loans in IB was driven by softer demand and the Firm’s strategic initiative to improve its credit risk profile; the reduction in available-for-sale investment securities reflected sales in 2003 in anticipation of higher interest rates. Also contributing to the declines was the compression in the overall spread on interest earning assets, including trading assets. Deposits at Chase Regional Banking, Chase Middle Market and TSS realized lower NII from compressed spreads despite an increase in volume.

On an aggregate basis, the Firm’s total average interest-earning assets for the first quarter of 2004 were $601 billion, relatively stable in comparison with the $598 billion recorded in the first quarter of last year. The net interest yield on these assets, on a fully taxable-equivalent basis, was 1.90% in the 2004 first quarter, 29 basis points lower than in the same period last year.

NONINTEREST EXPENSE

The following table presents the components of Noninterest expense:

Noninterest Expense				First quarter change
(in millions)	1Q 2004	4Q 2003	1Q 2003	4Q 2003	1Q 2003

Compensation expense	$3,370	$2,577	$3,174	31%	6%
Occupancy expense	431	482	496	(11)	(13)
Technology and communications expense	819	756	637	8	29
Other expense	1,439	1,405	1,234	2	17

Total noninterest expense	$6,059	$5,220	$5,541	16	9

Compensation expense

The increase from the 2003 first quarter was attributable to salary raises and higher employee benefit costs including social security–related taxes. The 31% rise from the 2003 fourth quarter was largely due to higher performance-related incentive accruals, principally in IB. The increase was partially offset by the transfer, beginning April 1, 2003, of approximately 2,800 employees to IBM in connection with a technology infrastructure outsourcing agreement; the related expenses of these employees, recognized in the prior year in Compensation expense, were approximately $70 million. See Note 5 on page 9 for a discussion of the impact on 2004 expenses of a $1.1 billion contribution to the plan in April 2004. In addition, severance-related costs of $103 million were recognized in the first quarter of 2004, compared with $76 million in the first quarter of 2003 and $102 million in the fourth quarter of 2003.

Part I
Item 2 (continued)

The Firm had 93,285 full-time equivalent employees at March 31, 2004, compared with 93,878 at March 31, 2003, and 93,453 at December 31, 2003. The reduction in the number of employees in staff areas was mitigated by increases in growing businesses.

Occupancy expense

The declines in Occupancy from both periods were primarily driven by charges for unoccupied excess real estate of $78 million in the first quarter of 2003 and $71 million in the fourth quarter of 2003. Partially offsetting the decline from the fourth quarter was the recognition of slightly higher property taxes and other building administration costs.

Technology and communications expense

The increase in Technology and communications expense from the first quarter of last year was primarily due to the shift to this category of expenses as a result of the aforementioned IBM outsourcing agreement; last year approximately $70 million of these expenses were recognized in Compensation expense, and $45 million of these expenses were recognized in Other expense. (The IBM agreement was implemented in April 2003.) The increase was also affected by higher amortization of capitalized software development costs, as well as higher market data and IBM-related expenses, the latter items associated with the growing requirements of several business segments. The increase from the fourth quarter also reflected growth in business volume.

Other expense

The following table presents the components of other expense:

				First quarter change
(in millions)	1Q 2004	4Q 2003	1Q 2003	4Q 2003	1Q 2003

Professional services	$372	$394	$325	(6)%	14%
Outside services	376	311	272	21	38
Marketing	199	200	164	(1)	21
Travel and entertainment	118	128	89	(8)	33
Amortization of intangibles	79	74	74	7	7
All other	295	298	310	(1)	(5)

Total other expense	$1,439	$1,405	$1,234	(2)	17

For Professional services, the increase from last year’s first quarter was associated with higher counsel fees, related to growth in securities underwriting transactions; whereas the decrease from the 2003 fourth quarter reflected lower litigation-related legal expenses. The increase in Outside services from both the first and fourth quarters of 2003 was primarily attributable to greater utilization of third-party vendors for processing activities in TSS and CFS. The expense increase at TSS was affected by the acquisition of a business in the first quarter of 2004, which contributed $26 million. The increase in Marketing from the first quarter of 2003 reflects higher direct marketing campaigns in credit card and advertising by Regional Banking.

Provision for credit losses

The 2004 first quarter Provision for credit losses was $15 million compared with $743 million in the 2003 first quarter and was down $124 million from the 2003 fourth quarter, reflecting improvement in the quality of the commercial loan portfolio. The decline from the first quarter of 2003 was also due to a higher volume of credit card securitizations. For further information on the Provision for credit losses and the Firm’s management of credit risk, see the discussions of net charge-offs associated with the commercial and consumer loan portfolios and the Allowance for credit losses, on pages 64–66 of this Form 10-Q.

Income tax expense

Income tax expense was $973 million in the first quarter of 2004, compared with $722 million in the first quarter and $845 million in the fourth quarter of 2003. The effective tax rates were 33.5% for the first quarter of 2004, 34.0% for the first quarter of 2003 and 31.2% for the fourth quarter of 2003. The differences in the tax rates were primarily reflective of the changes in the proportion of income subject to federal, state and local taxes.

Part I
Item 2 (continued)

EXPLANATION AND RECONCILATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES

The Firm prepares its Consolidated financial statements using GAAP. The Consolidated financial statements prepared in accordance with GAAP appear on pages 3–6 of this Form 10-Q. That presentation, which is referred to as “reported basis,” provides the reader with an understanding of the Firm’s results that can be consistently tracked from year to year and enables a comparison of the Firm’s performance with other companies’ GAAP financial statements.

In addition to analyzing the Firm’s results on a reported basis, management reviews the line-of-business results on an “operating basis,” which is a non-GAAP financial measure. The definition of operating basis starts with the reported GAAP results. In the case of IB, operating basis includes in Trading revenue the NII related to trading activities. Trading activities generate revenues which are recorded for GAAP purposes in two line items on the income statement: trading revenues, which include the mark-to-market gains or losses on trading positions; and net interest income, which includes the interest income or expense related to those positions. Combining both the trading revenues and related net interest income enables management to evaluate IB’s trading activities by considering all revenue related to these activities and facilitates operating comparisons to other competitors. For a further discussion of Trading-related revenue, see IB on page 34–37 of this Form 10-Q. In the case of Chase Cardmember Services, operating or managed basis excludes the impact of credit card securitizations on revenue, the provision for credit losses, net charge-offs and receivables. JPMorgan Chase uses the concept of “managed receivables” to evaluate the credit performance of the underlying credit card loans, both sold and not sold: as the same borrower is continuing to use the credit card for ongoing charges, a borrower’s credit performance will impact both the receivables sold under SFAS 140 and those not sold. Thus, in its disclosures regarding managed receivables, JPMorgan Chase treats the sold receivables as if they were still on the balance sheet in order to disclose the credit performance (such as net charge-off rates) of the entire managed credit card portfolio. The operating basis for all other lines of business is the same as reported basis. For a further discussion of credit card securitizations, see Chase Cardmember Services on pages 46–47 of this Form 10-Q.

Part I
Item 2 (continued)

The following summary table provides a reconciliation from the Firm’s reported to operating results:

Reconciliation from reported to operating basis

Consolidated income statement				First quarter change
(in millions)	1Q 2004	4Q 2003	1Q 2003	4Q 2003	1Q 2003

Reported
Revenue:
Investment banking fees	$692	$846	$616	(18)%	12%
Trading revenue	1,720	754	1,298	128	33
Fees and commissions	2,933	2,871	2,488	2	18
Private equity gains (losses)	306	163	(221)	88	NM
Securities gains	126	29	485	334	(74)
Mortgage fees and related income	244	140	433	74	(44)
Other revenue	126	254	92	(50)	37
Net interest income	2,830	3,011	3,215	(6)	(12)

Total revenue	8,977	8,068	8,406	11	7
Noninterest expense	6,059	5,220	5,541	16	9

Operating margin	2,918	2,848	2,865	2	2
Provision for credit losses	15	139	743	(89)	(98)

Income before income tax expense	2,903	2,709	2,122	7	37
Income tax expense	973	845	722	15	35

Net income	$1,930	$1,864	$1,400	4	38

Reconciling items(a)
Revenue:
Trading-related revenue(b)	$576	$518	$683	11%	(16)%
Fees and commissions(c)	(149)	(184)	(169)	19	12
Other revenue	(39)	(29)	(4)	(34)	NM
Net interest income:
Trading-related(b)	(576)	(518)	(683)	(11)	16
Credit card securitizations(c)	661	675	630	(2)	5

Total net interest income	85	157	(53)	(46)	NM
Total revenue	473	462	457	2	4
Noninterest expense	—	—	—	—	—
Operating margin	473	462	457	2	4
Securitized credit losses(c)	473	462	457	2	4

Income before income tax expense	—	—	—	—	—
Income tax expense	—	—	—	—	—
Net income	$—	$—	$—	NM	NM

Operating results
Revenue:
Investment banking fees	$692	$846	$616	(18)%	12%
Trading-related revenue (including trading NII)	2,296	1,272	1,981	81	16
Fees and commissions	2,784	2,687	2,319	4	20
Private equity gains (losses)	306	163	(221)	88	NM
Securities gains	126	29	485	334	(74)
Mortgage fees and related income	244	140	433	74	(44)
Other revenue	87	225	88	(61)	(1)
Net interest income (excluding trading NII)	2,915	3,168	3,162	(8)	(8)

Total operating revenue	9,450	8,530	8,863	11	7
Noninterest expense	6,059	5,220	5,541	16	9

Operating margin	3,391	3,310	3,322	2	2
Credit costs	488	601	1,200	(19)	(59)

Income before income tax expense	2,903	2,709	2,122	7	37
Income tax expense	973	845	722	15	35

Operating earnings	$1,930	$1,864	$1,400	4	38

Part I
Item 2 (continued)

(a)	Represents only those line items in the Consolidated income statement affected by the reclassification of trading-related net interest income and the impact of credit card securitizations.
(b)
The reclassification of trading-related net interest income from Net interest income to Trading revenue primarily affects the Investment Bank segment results. See pages 34–37 of this Form 10-Q for further information.

(c)	The impact of credit card securitizations affects Chase Cardmember Services. See pages 46–47 of this Form 10-Q for further information.

Management uses the SVA framework as its primary measure of profitability for the Firm and each of its business segments. To derive SVA, the Firm applies a cost of capital to each business segment. The capital elements and resultant capital charges provide the businesses and investors with a financial framework by which to evaluate the trade-off between the use of capital by each business unit versus its return to shareholders. JPMorgan Chase varies the amount of capital attributed to lines of business based on its estimate of the economic risk capital required by the line of business as a result of the credit, market, operational and business risk for each particular line of business and private equity risk for JPMorgan Partners. JPMorgan Chase believes this risk-adjusted approach to economic capital compensates for differing levels of risk across businesses, and therefore a constant 12% cost of capital can be applied across businesses with differing levels of risk. The cost of capital for JPMorgan Partners is 15%, because JPMorgan Chase believes that the business risk for JPMP is so sufficiently differentiated that, even after risk-adjustment, a higher cost of capital is warranted. Capital charges are an integral part of the SVA measurement for each business. Under the Firm’s model, average common equity is either underallocated or overallocated to the business segments, as compared with the Firm’s total common stockholders’ equity. The revenue and SVA impact of this over/under allocation is reported under Support Units and Corporate. See segment results on pages 27–28 of JPMorgan Chase’s 2003 Annual Report for a further discussion of SVA, and the Glossary of Terms on pages 74–75 of this Form 10-Q for a definition of SVA.

The following table provides a reconciliation of the Firm’s operating earnings to SVA on a consolidated basis:

				First quarter change
(in millions)	1Q 2004	4Q 2003	1Q 2003	4Q 2003	1Q 2003

Shareholder value added
Operating earnings	$1,930	$1,864	$1,400	4%	38%
Less: preferred dividends	13	13	13	—	—

Earnings applicable to common stock	1,917	1,851	1,387	4	38
Less: cost of capital	1,367	1,337	1,239	2	10

Total Shareholder value added	$550	$514	$148	7	272

In addition, management uses certain non-GAAP financial measures at the segment level. Management believes these non-GAAP financial measures provide information to investors in understanding the underlying operational performance and performance trends of the particular business segment and facilitate a comparison with the performance of competitors. These include Total return revenue in IB, Tangible shareholder value added and Tangible allocated capital in IMPB, and managed receivables and managed assets in Chase Cardmember Services. For a discussion of these line of business–specific non-GAAP financial measures, see the respective segment disclosures in segment results on pages 32–50 of this Form 10-Q.

Management measures its exposure to derivative receivables and commercial lending–related commitments on an “economic credit exposure” basis. See Credit risk management in this Form 10-Q on pages 54–62.

The following table provides a reconciliation of the Firm’s average assets to average managed assets, a non-GAAP financial measure on a consolidated basis:

				First quarter change
(in millions)	1Q 2004	4Q 2003	1Q 2003	4Q 2003	1Q 2003

Average assets	$771,318	$778,519	$778,238	(1)%	(1)%
Average credit card securitizations	33,357	33,445	31,834	—	5

Average managed assets	$804,675	$811,964	$810,072	(1)	(1)

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

Part I
Item 2 (continued)

These arrangements promote cross-selling and management of shared client expenses. They also ensure that the contributions of both businesses are fully recognized. Prior-period segment results have been adjusted to reflect alignment of management accounting policies or changes in organizational structure among businesses. Restatements of segment results may occur in the future. See Note 22 on pages 22–23 of this Form 10-Q for further information about JPMorgan Chase’s five business segments.

Contribution of businesses for the first quarter of 2004

As of March 31, 2004, the overhead ratio for each business segment was: IB, 59%; TSS, 83%; IMPB, 77%; and CFS, 59%. Overhead ratios provide comparability for a particular segment with its respective competitors; they do not necessarily provide comparability among the business segments themselves, as each business segment has its own particular revenue and expense structure.

Part I
Item 2(continued)

INVESTMENT BANK

For a discussion of the business profile of the IB, see pages 29-31 of JPMorgan Chase’s 2003 Annual Report. The following table sets forth selected IB financial data:

Selected financial data				First quarter change
(in millions, except ratios and employees)	1Q 2004	4Q 2003	1Q 2003	4Q 2003		1Q 2003

Revenue
Investment banking fees	$682	$834	$620	(18)%		10%
Trading-related revenue (a)	2,270	1,207	1,931	88		18
Net interest income	374	463	690	(19)		(46)
Fees and commissions	485	437	378	11		28
Securities gains	129	13	383	NM		(66)
All other revenue	39	92	8	(58)		388

Total operating revenue	3,979	3,046	4,010	31		(1)

Expense
Compensation expense	1,401	827	1,312	69		7
Noncompensation expense	943	944	871	—		8
Severance and related costs	18	67	105	(73)		(83)

Total operating expense	2,362	1,838	2,288	29		3
Operating margin	1,617	1,208	1,722	34		(6)
Credit costs	(188)	(241)	245	22		NM
Corporate credit allocation	2	(5)	(12)	NM		NM

Income before income tax expense	1,807	1,444	1,465	25		23
Income tax expense	697	582	568	20		23

Operating earnings	$1,110	$862	$897	29		24

Shareholder value added
Operating earnings	$1,110	$862	$897	29		24
Less: Preferred dividends	5	5	6	—		(17)

Earnings applicable to common stock	1,105	857	891	29		24
Less: cost of capital	477	513	618	(7)		(23)

Total shareholder value added	$628	$344	$273	83		130

Average allocated capital	$15,973	$16,966	$20,871	(6)		(23)
Average assets	513,983	511,342	525,773	1		(2)
Return on average allocated capital	28%	20%	17%	800	bp	1,100	bp
Overhead ratio	59	60	57	(100)		200
Compensation expense as % of operating revenue (b)	35	27	33	800		200
Full-time equivalent employees	14,810	14,567	14,398	2%		3%

Business revenue
Investment banking fees
Equity underwriting	$177	$254	$107	(30)%		65%
Debt underwriting	358	423	353	(15)		1

Total underwriting	535	677	460	(21)		16
Advisory	147	157	160	(6)		(8)

Total investment banking fees	682	834	620	(18)		10

Capital markets and lending
Fixed income	2,065	1,368	1,966	51		5
Equities	673	341	431	97		56
Credit portfolio	347	360	394	(4)		(12)

Total capital markets and lending	3,085	2,069	2,791	49		11

Total revenue (excluding Global Treasury)	3,767	2,903	3,411	30		10
Global Treasury	212	143	599	48		(65)

Total revenue	$3,979	$3,046	$4,010	31		(1)

Memo
Global Treasury
Total revenue	$212	$143	$599	48		(65)
Total-return adjustments	(229)	79	(64)	NM		(258)

Total-return revenue (c)	$(17)	$222	$535	NM		NM

Part I
Item 2(continued)

(a)	Includes net interest income of $576 million, $513 million and $683 million for the three months ended March 31, 2004, December 31, 2003, and March 31, 2003, respectively.
(b)	Excludes severance and related costs.
(c)
Total return revenue (“TRR”), a non-GAAP financial measure, represents revenue plus the change in unrealized gains or losses on investment securities and hedges (included in Other comprehensive income) and internally transfer-priced assets and liabilities. TRR is a supplemental performance measure used by management to analyze performance of Global Treasury on an economic basis. Management believes the TRR measure is meaningful, because it measures all positions on a mark-to-market basis, thereby reflecting the true economic value of positions in the portfolio. This performance measure is consistent with the manner in which the portfolio is managed, as it removes the timing differences that result from applying the various GAAP accounting policies.

IB operating earnings were $1.1 billion in the first quarter, compared with $897 million in the first quarter of 2003 and $862 million in the fourth quarter of 2003. Earnings performance was driven by higher equity and fixed income capital markets results including record trading revenues compared with the first and fourth quarters of 2003. A significant improvement in commercial credit quality, offset in part by the anticipated reduction in Global Treasury, also contributed to the increase over the first quarter of 2003. Return on average allocated capital was 28% for the quarter, compared with 17% and 20% for the first and fourth quarters of 2003, respectively.

Operating revenues of $4.0 billion were 1% lower than in the first quarter of 2003 and up 31% from the fourth quarter of 2003. Investment banking fees were $682 million, up 10% from the 2003 first quarter on higher equity and bond underwriting fees, which were driven by increased market volumes, and partially offset by lower loan syndication and advisory fees. These fees were down 18% from a strong 2003 fourth quarter, due primarily to lower equity underwriting, loan syndication and advisory fees. The decline in equity underwriting compared with the fourth quarter of 2003 reflected lower market volumes of rights issues in Europe; the decline in loan syndication fees reflected lower volumes in new commercial loan syndications. According to Thomson Financial, the Firm maintained its No. 1 ranking in global syndicated loans and No. 2 ranking in global investment-grade bonds. For the first quarter of 2004 compared with full-year 2003, the Investment Bank increased its ranking in global announced M&A to No. 3 from No. 5, while its ranking in U.S. equity and equity-related declined to No. 7 from No. 4. However, in U.S. initial public offerings, the Firm improved its ranking from No. 14 for full-year 2003 to No. 4.

Composition of Capital Markets & Lending Revenue and Global Treasury:

	Trading-related revenue	Fees and commissions	Securities gains	NII and other	Total revenue

(in millions)
First quarter 2004

Fixed income	$1,877	$82	$10	$96	$2,065
Equities	333	325	—	15	673
Credit portfolio	56	78	—	213	347

Capital markets & lending revenue	2,266	485	10	324	3,085
Global Treasury	4	—	119	89	212

Total	$2,270	$485	$129	$413	$3,297

Fourth quarter 2003

Fixed income	$1,154	$71	$3	$140	$1,368
Equities	94	258	—	(11)	341
Credit portfolio	(50)	108	1	301	360

Capital markets & lending revenue	1,198	437	4	430	2,069
Global Treasury	9	—	9	125	143

Total	$1,207	$437	$13	$555	$2,212

Part I
Item 2(continued)

	Trading-related revenue	Fees and commissions	Securities gains	NII and other	Total revenue

(in millions)
First quarter 2003

Fixed income	$1,735	$102	$6	$123	$1,966
Equities	199	200	6	26	431
Credit portfolio	(13)	76	—	331	394

Capital markets & lending revenue	1,921	378	12	480	2,791
Global Treasury	10	—	371	218	599

Total	$1,931	$378	$383	$698	$3,390

IB’s capital markets and lending activities include fixed income and equities revenue and revenue from the Firm’s credit portfolio, which includes corporate lending and credit risk management activities. The capital markets and lending revenue includes both client (i.e., market-making) revenue and portfolio management revenue; the latter reflects net gains or losses, exclusive of client revenue, generated from managing residual risks in the portfolios, as well as gains or losses related to proprietary risk-taking activities to capture market opportunities. IB evaluates its capital markets activities by considering all revenue related to these activities, including Trading-related revenue, Fees and commissions, Securities gains, lending-related NII and other revenue.

Capital markets and lending revenue (excluding Global Treasury) for the quarter was $3.1 billion, up 11% and 49% from the first and fourth quarters of 2003, respectively, due to substantial gains in equities as well as continued strong performance in fixed income. Equity capital markets revenue of $673 million increased substantially, up 56% and 97% over the first and fourth quarters of 2003, respectively. Results were driven by higher trading revenue in both equity derivatives and convertibles, reflecting higher client revenues in derivatives and increased portfolio management in an upward-moving market environment. Higher brokerage fees and commissions within the equity cash business were driven by higher market volumes. Fixed income revenue of $2.1 billion increased by 5% from the first quarter and 51% from the fourth quarter of 2003, driven by increased trading revenues. The increases in trading revenue reflected strength in both client and portfolio management activities, driven by the continued favorable interest rate environment. Client-related trading revenues were up in both the credit markets and interest rates businesses. In particular, foreign exchange posted record results, driven by increased volumes in foreign exchange options. Credit Portfolio revenue of $347 million was down 12% and 4% from the first and fourth quarters of 2003, respectively, driven primarily by lower loan volume and a continued decline in credit risk capital, resulting in lower NII for the period. The lower NII was partially offset by an increase in Trading revenue due to spread widening on credit derivatives that are used to manage risk in the loan portfolio. For additional information, see the Credit risk management discussion on credit derivatives on pages 61–62 of this Form 10-Q.

Global Treasury’s operating revenue was $212 million, down 65% from the first quarter of 2003 and up 48% from the fourth quarter of 2003. The decrease from the year-ago quarter reflected lower levels of NII, driven by lower coupon reinvestment rates compared with the prior year. Securities gains decreased by 68% from the first quarter of 2003 due to substantial realized gains last year in the Firm’s AFS investment securities portfolio. The increase in securities gains from the fourth quarter of 2003 was attributable to the higher volume of sales in connection with Global Treasury’s repositioning activities to manage, in part, the Asset/liability exposure of the Firm. Global Treasury is managed on a total-return revenue basis, which includes revenue plus the change in unrealized gains or losses on investment securities and risk management activities (included in Other comprehensive income) and internally transfer-priced assets and liabilities. Global Treasury’s total-return revenue was negative $17 million for the first quarter of 2004, down from $535 million in the first quarter and $222 million in the fourth quarter of 2003. The decline was driven by spread widening on mortgage-backed securities, which are used to help manage the Firm’s overall interest rate exposure. Global Treasury’s activities complement, and offer a strategic balance and diversification benefit to, the Firm’s trading and fee-based activities. For a reconciliation of Global Treasury’s total revenue to total-return revenue, see page 34 of this Form 10-Q.

Operating expense of $2.4 billion was up 3% from the first quarter and 29% from the fourth quarter of 2003. The increase from the year-ago quarter was attributable to higher compensation expenses, as a result of salary increases, higher employer taxes on a higher level of restricted stock vestings, and increased travel and entertainment and legal costs. The increase over the prior quarter was largely due to higher compensation expenses, reflecting higher incentives on stronger business performance. Partially offsetting these increases were lower severance and related costs. The overhead ratio for the first quarter of 2004 was 59%, an increase of 200 basis points over the first quarter of 2003, driven by the expense increases mentioned above.

Credit costs were negative $188 million for the quarter, compared with credit costs of $245 million for the first quarter of 2003 and negative $241 million for the fourth quarter of 2003. The reduction in credit costs from the prior-year quarter was primarily attributable to a reduction in the allowance for credit losses as credit quality improved. For additional information, see Credit risk management on pages 64–66 of this Form 10-Q.

Part I
Item 2(continued)

Outlook: IB is expected to continue to benefit from the improved economic environment. IB fees and client trading activity are largely independent of the direction of interest rate moves, although trading revenue in subsequent quarters may be lower as the first quarter is usually seasonally strong. Commercial credit costs may rise, reflecting an increase in demand for loans and lower recoveries.

	First quarter		Full-year
Market Share/Rankings (a)	2004		2003

Global syndicated loans	14%	# 1	17%	# 1
Global investment-grade bonds	8	# 2	8	# 2
Global equity & equity-related	5	# 8	8	# 4
U.S. equity & equity-related	6	# 7	11	# 4
Global announced M&A (b)	34	# 3	15	# 5

(a)
Derived from Thomson Financial Securities Data, which reflect subsequent updates to prior-period information. Global announced M&A is based on rank value; all other rankings are based on proceeds, with full credit to each book manager/equal if joint. Because of joint assignments, market share of all participants will add up to more than 100%.

(b)
First quarter 2004 ranking and market share reflect the announced merger between JPMorgan Chase and Bank One Corporation. Excluding this transaction, the market share would have been 25%, and the ranking would have been No. 4.

TREASURY & SECURITIES SERVICES

For a discussion of the profiles for each business within TSS, see pages 32–33 of JPMorgan Chase’s 2003 Annual Report. The following table sets forth selected financial data of TSS:

Selected financial data				First quarter change
(in millions, except ratios and employees)	1Q 2004	4Q 2003	1Q 2003	4Q 2003		1Q 2003

Revenue
Fees and commissions	$745	$676	$598	10%		25%
Net interest income	313	304	290	3		8
All other revenue	48	91	38	(47)		26

Total operating revenue	1,106	1,071	926	3		19
Expense
Compensation expense	343	320	312	7		10
Noncompensation expense	571	503	449	14		27
Severance and related costs	7	23	4	(70)		75

Total operating expense	921	846	765	9		20
Operating margin	185	225	161	(18)		15
Credit costs	1	—	1	NM		—
Corporate credit allocation	(2)	5	12	NM		NM

Operating income before income tax expense	182	230	172	(21)		6
Income tax expense	63	86	60	(27)		5

Operating earnings	$119	$144	$112	(17)		6

Shareholder value added
Operating earnings	$119	$144	$112	(17)%		6%
Less: Preferred dividends	1	1	1	—		—

Earnings applicable to common stock	118	143	111	(17)		6
Less: cost of capital	96	82	82	17		17

Shareholder value added	$22	$61	$29	(64)		(24)

Average allocated capital	$3,196	$2,734	$2,773	17		15
Average assets	19,757	20,525	17,508	(4)		13
Average deposits	98,951	89,647	74,524	10		33
Return on average allocated capital	15%	21%	16%	(600	)bp	(100	)bp
Overhead ratio	83	79	83	400		—
Assets under custody (in billions)	$8,001	$7,597	$6,269	5%		28%
Full-time equivalent employees	14,738	14,518	14,201	2		4

Revenue by business
Treasury Services	$535	$485	$474	10%		13%
Investor Services	399	381	341	5		17
Institutional Trust Services (a)	258	252	199	2		30
Other (a)(b)	(86)	(47)	(88)	(83)		2

Total Treasury & Securities Services	$1,106	$1,071	$926	3		19

Part I
Item 2(continued)

(a)	Includes a portion of the $41 million gain on the sale of a nonstrategic business in the fourth quarter of 2003: $1 million in Institutional Trust Services and $40 million in Other.
(b)	Includes the elimination of revenues related to shared activities with Chase Middle Market.

TSS reported operating earnings of $119 million, a 6% increase from the first quarter of 2003 and a 17% decrease from the fourth quarter of 2003. Return on average allocated capital for the quarter was 15%, compared with 16% for the first quarter and 21% for the fourth quarter of 2003.

Operating revenue was $1.1 billion in the first quarter of 2004, an increase of 19% and 3% from the first and fourth quarters of 2003, respectively. Fees and commissions were up 25% and 10% from the first and fourth quarters of 2003, respectively, primarily driven by the acquisition of Citigroup’s Electronic Financial Services business by Treasury Services, and by Institutional Trust Services’ acquisitions of Bank One’s corporate trust business and of Financial Computer Software, L.P. In addition, Fees and commissions were higher due to increased debt and equity market appreciation, coupled with increased organic growth (i.e., new business and volume growth of existing clients) at Investor Services and Institutional Trust Services. Excluding the acquisitions, Fees and commissions would have increased by 11% from the first quarter of 2003. Net interest income increased by 8% and 3% from the first and fourth quarters of 2003, respectively, due to higher U.S. and non-U.S. deposits, partially offset by lower interest rate spreads on deposits, attributable to the low–interest rate environment. All other revenue was 26% higher than in the first quarter of 2003, primarily driven by higher foreign exchange revenue, which is the result of increased transaction volume at Investor Services. All other revenue was 47% lower than in the fourth quarter of 2003, which included a $41 million gain on the sale of a nonstrategic business.

Operating expense increased by 20% and 9% from the first and fourth quarters of 2003, respectively. Compensation expense was up 10% and 7% from the first and fourth quarters of 2003, respectively, primarily driven by the aforementioned acquisitions, coupled with staff increases to support the new business and volume growth, as well as higher incentives. Noncompensation expense was up 27% and 14% from the first and fourth quarters of 2003, reflecting the impact of the aforementioned acquisitions, higher professional services for strategic investments and technology projects, and increased costs to support new business and higher volumes. Severance costs were up $3 million from the first quarter of 2003 and down $12 million from the fourth quarter of 2003. In addition, fourth quarter 2003 severance and related costs included $4 million in charges to provide for losses on subletting unoccupied excess real estate. The first quarter 2004 overhead ratio was 83%, compared with 83% and 79% for the first and fourth quarters of 2003, respectively. The increase from the fourth quarter was the result of the aforementioned gain on the sale of a nonstrategic business recorded in the fourth quarter of 2003. Excluding the gain on the aforementioned sale, the fourth quarter 2003 overhead ratio would have been 82%.

Assets under custody of $8.0 trillion in the first quarter of 2004 were 28% and 5% higher than in the first and fourth quarter of 2003, respectively, due to increases in the debt and equity markets as well as new business and organic growth.

Outlook: Management anticipates improving overhead ratios for TSS over the balance of the year, as the expense synergies from the acquisitions by Treasury Services and Institutional Trust Services materialize and as revenues in Investor Services benefit from improving equity markets.

INVESTMENT MANAGEMENT & PRIVATE BANKING

For a discussion of the business profile of IMPB, see pages 34-35 of JPMorgan Chase’s 2003 Annual Report. The following table reflects selected financial data of IMPB:

Selected financial data				First quarter change
(in millions, except ratios and employees)	1Q 2004	4Q 2003	1Q 2003	4Q 2003	1Q 2003

Revenue
Fees and commissions	$657	$617	$510	6%	29%
Net interest income	117	118	116	(1)	1
All other revenue	50	87	15	(43)	233

Total operating revenue	824	822	641	—	29
Expense
Compensation expense	321	299	283	7	13
Noncompensation expense	314	317	296	(1)	6
Severance and related costs	1	19	7	(95)	(86)

Total operating expense	636	635	586	—	9
Operating margin	188	187	55	1	242
Credit costs	10	36	6	(72)	67

Operating income before income tax expense	178	151	49	18	263
Income tax expense	63	51	22	24	186

Operating earnings	$115	$100	$27	15	326

Part I
Item 2(continued)

Shareholder value added
Operating earnings	$115	$100	$27		15%	326%
Less: preferred dividends	2	2	2		—	—

Earnings applicable to common stock	113	98	25		15	352
Less: cost of tangible allocated capital	36	37	37		(3)	(3)

Tangible shareholder value added (a)	77	61	(12)		26	NM
Less: cost of goodwill capital	127	129	125		(2)	2

Total shareholder value added	$(50)	$(68)	$(137)		26	64

Average tangible allocated capital	$1,316	$1,318	$1,338		—	(2)
Average goodwill capital	4,152	4,148	4,145		—	—
Average allocated capital	5,468	5,466	5,483		—	—
Average assets	35,259	34,108	33,634		3	5
Return on tangible allocated capital (a)	36%	30%	8%	600	bp	2,800	bp
Return on average allocated capital	8	7	2		100	600
Overhead ratio	77	77	91		—	(1,400)
Full-time equivalent employees	7,922	7,853	7,647		1%	4%

(a)
The Firm uses return on tangible allocated capital and tangible SVA, non-GAAP financial measures, as two of several measures to evaluate the economics of the IMPB business segment. Return on tangible allocated capital and tangible SVA measure return on an economic capital basis (that is, on a basis that takes into account the operational, business, credit and other risks to which this business is exposed, including the level of assets) but excludes the capital allocated for goodwill. The Firm utilizes these measures to facilitate operating comparisons of IMPB to other competitors.

IMPB reported operating earnings of $115 million in the first quarter of 2004, an increase of 326% from the first quarter and 15% from the fourth quarter of 2003. Return on average allocated capital for the first quarter of 2004 was 8%, compared with 2% in the first quarter of 2003 and 7% in the fourth quarter of 2003. Return on tangible allocated capital was 36%, compared with 8% in the first quarter of 2003 and 30% in the fourth quarter of 2003. For further information on tangible allocated capital, see footnote (a) in the table above.

Operating revenue was $824 million, 29% higher than in the first quarter of 2003 and flat to the fourth quarter of 2003. Global equity markets continued to improve during the first quarter of 2004 (as exemplified by the S&P 500 index, which rose by 33% since the first quarter of 2003, and the MSCI World index, which rose by 41%). The increase from the prior-year quarter in Fees and commissions primarily reflected global equity market appreciation; the impact of the acquisition of American Century Retirement Plan Services Inc., renamed JPMorgan Retirement Plan Services (“RPS”), in June 2003; and increased brokerage activity. Higher earnings from the Firm’s investment in American Century, in addition to the impact of accounting for the RPS joint venture prior to the acquisition, drove the increase in All other revenue. Additionally, Other revenue for the first quarter of 2003 included a gain on the sale of a Brazilian investment management business, offset by charges incurred at American Century. The increase in Fees and commissions from the prior quarter reflected global equity market appreciation and AUS net inflows, offset by a decline in All other revenue associated with real estate gains recorded in the fourth quarter of 2003.

Operating expense of $636 million was 9% higher compared with the first quarter of 2003 and flat compared with the fourth quarter of 2003. The increase from the year-ago quarter reflected the impact of the acquisition of RPS on compensation and noncompensation expense, as well as higher compensation expense reflecting strong earnings and increased marketing expense; these were offset by real estate and software write-offs taken in the first quarter of 2003. The increase from the prior quarter reflected higher compensation and marketing expense, offset by real estate and software write-offs taken in the fourth quarter of 2003. Credit costs were $10 million, up from $6 million in the prior-year quarter and down from $36 million in the prior quarter, reflecting provisions taken in the fourth quarter of 2003 and the first quarter of 2004.

The overhead ratio for the quarter ending March 31, 2004, was 77%, a decrease from 91% for the quarter ended March 31, 2003, and flat compared with the fourth quarter of 2003. The decrease reflected improved operating leverage, as the beneficial impact of higher market valuations on revenues outpaced growth in expenses.

Part I
Item 2(continued)

Assets under supervision(a)				First quarter change
	March 31,	December 31,	March 31,	December 31,	March 31,
(in billions)	2004	2003	2003	2003	2003

Asset class
Liquidity	$164	$160	$144	3%	14%
Fixed income	144	144	144	—	—
Equities and other	276	255	207	8	33

Assets under management	584	559	495	4	18
Custody/brokerage/administration/deposits	213	199	127	7	68

Total assets under supervision	$797	$758	$622	5	28

Client segment
Retail
Assets under management	$112	$101	$72	11	56
Custody/brokerage/administration/deposits	78	71	17	10	359

Assets under supervision	190	172	89	10	113
Private Bank
Assets under management	141	138	125	2	13
Custody/brokerage/administration/deposits	135	128	110	5	23

Assets under supervision	276	266	235	4	17
Institutional
Assets under management	331	320	298	3	11

Total assets under supervision	$797	$758	$622	5	28

Geographic region
Americas
Assets under management	$370	$360	$350	3	6
Custody/brokerage/administration/deposits	183	170	99	8	85

Assets under supervision	553	530	449	4	23
Europe, Middle East & Africa and Asia/Pacific
Assets under management	214	199	145	8	48
Custody/brokerage/administration/deposits	30	29	28	3	7

Assets under supervision	244	228	173	7	41

Total assets under supervision	$797	$758	$622	5	28

Assets under supervision rollforward:
Beginning balance	$758	$720	$644	5	18
Net asset flows	14	(2)	(8)	NM	NM
Market/other impact (b)	25	40	(14)	(38)	NM

Ending balance	$797	$758	$622	5	28

(a)	Excludes AUM of American Century.
(b)	Other includes the acquisition of RPS in the second quarter of 2003.

Total Assets under supervision at March 31, 2004, of $797 billion were 28% higher than at March 31, 2003, and up 5% from December 31, 2003. Assets under supervision increased from the first quarter of 2003, reflecting market appreciation and, to a lesser extent, the acquisition of RPS and AUS net inflows. The increase from the fourth quarter of 2003 reflected market appreciation and AUS net inflows. Not reflected in Assets under management is the Firm’s 44% equity interest in American Century, whose Assets under management were $90 billion at quarter-end, compared with $71 billion as of the first quarter of 2003 and $87 billion as of the fourth quarter of 2003.

Outlook: IMPB is expected to benefit from improving equity markets, which should result in new inflows while increasing the value of assets under supervision.

Part I
Item 2(continued)

JPMORGAN PARTNERS

For a discussion of the business profile of JPMP, see pages 36–37 of JPMorgan Chase’s 2003 Annual Report. The following table sets forth selected financial data of JPMorgan Partners:

Selected financial data				First quarter change
(in millions, except employees)	1Q 2004	4Q 2003	1Q 2003	4Q 2003		1Q 2003

Revenue
Direct investments
Realized gains	$302	$202	$46	50%		NM
Write-ups / (write-downs / write-offs)	(23)	(52)	(176)	56		87%
MTM gains (losses) (a)	25	48	(6)	(48)		NM

Total direct investments	304	198	(136)	54		NM
Private third-party fund investments	(8)	(39)	(94)	79		91

Total private equity gains (losses)	296	159	(230)	86		NM
Net interest income (loss)	(59)	(65)	(71)	9		17
Fees and other revenue	12	11	14	9		(14)

Total operating revenue	249	105	(287)	137		NM

Expense
Compensation expense	38	33	34	15		12
Noncompensation expense	32	38	29	(16)		10

Total operating expense	70	71	63	(1)		11

Operating income (loss) before income tax expense	179	34	(350)	426		NM
Income tax expense (benefit)	64	11	(127)	482		NM

Operating earnings (loss)	$115	$23	$(223)	400		NM

Shareholder value added
Operating earnings (loss)	$115	$23	$(223)	400		NM
Less: Preferred dividends	2	2	2	—		—

Earnings (loss) applicable to common stock	113	21	(225)	438		NM
Less: cost of capital	182	210	221	(13)		(18)

Shareholder value added	$(69)	$(189)	$(446)	63		85

Average allocated capital	$4,899	$5,541	$5,985	(12)		(18)
Average assets	7,780	8,199	9,428	(5)		(17)
Return on average allocated capital	9%	1%	NM	800	bp	NM
Full-time equivalent employees	302	316	342	(4)%		(12)%

(a)	Includes mark-to-market gains (losses) and reversals of mark-to-market gains (losses) due to public securities sales.

JPMP reported operating earnings of $115 million for the 2004 first quarter, compared with an operating loss of $223 million in the first quarter of 2003 and operating earnings of $23 million in the fourth quarter of 2003.

Total private equity gains in the first quarter were $296 million, compared with losses of $230 million in the first quarter of 2003 and gains of $159 million in the fourth quarter of 2003. During the first quarter, JPMP’s direct private equity investments recorded net gains of $304 million, compared with a net loss of $136 million in the first quarter of 2003 and a net gain of $198 million in the fourth quarter of 2003. JPMP’s direct private equity results included $302 million in realized gains, mark-to-market gains of $25 million on direct public investments, and net write-downs and write-offs of $23 million taken on direct private investment positions. Limited partner interests in third-party funds resulted in net losses of $8 million, compared with net losses of $94 million and $39 million in the first and fourth quarters of 2003, respectively. First quarter results include a significant realized gain attributable to a private sale completed in the Consumer Retail & Services sector. Overall, JPMP’s performance benefited from active public and private capital markets during the period, which generated opportunities for liquidity events and value recognition through sales, recapitalizations and initial public offerings.

Part I
Item 2(continued)

JPMP investment portfolio

The carrying value of the JPMP private equity portfolio at March 31, 2004, was $6.8 billion, a 6% decrease from December 31, 2003, and a 16% decrease from March 31, 2003. JPMP has exited selected investments that are not central to its portfolio strategy, with the goal to reduce, over time, JPMP’s private equity portfolio to approximately 10%, as adjusted, of the Firm’s common stockholders’ equity. As of March 31, 2004, the portfolio has been reduced to approximately 14%.

The private equity business is highly cyclical, and JPMP’s results are subject to significant volatility associated with the public equity markets, availability of high-yield financing for leveraged buyout transactions and investor appetite for private equity. With improving economic conditions, JPMP may have increased opportunities to exit profitably direct investments as well as make new investments that are anticipated to generate high returns.

JPMP invested $162 million in direct private equity for the Firm’s account during the first quarter of 2004, primarily in buyouts in the Consumer Retail & Services sector.

The following table presents the carrying value and cost of the JPMP investment portfolio for the dates indicated:

	March 31, 2004		December 31, 2003		March 31, 2003
	Carrying		Carrying		Carrying
(in millions)	Value	Cost	Value	Cost	Value	Cost

Public securities (46 companies) (a)(b)	$697	$520	$643	$451	$478	$624
Private direct securities (791 companies) (b)	5,177	6,562	5,508	6,960	5,912	7,439
Private third-party fund investments (234 funds) (b)(c)	961	1,512	1,099	1,736	1,780	2,360

Total investment portfolio	$6,835	$8,594	$7,250	$9,147	$8,170	$10,423

% of portfolio to the Firm’s common equity	15%		16%		19%

% of portfolio to the Firm’s common equity – as adjusted (d)	14%		15%		20%

(a)	The quoted public value was $1.1 billion at March 31, 2004, $994 million at December 31, 2003, and $685 million at March 31, 2003.
(b)	Represents the number of companies and funds at March 31, 2004.
(c)	Unfunded commitments to private equity funds were $1.2 billion at March 31, 2004, $1.3 billion at December 31, 2003, and $1.8 billion at March 31, 2003.
(d)
For purposes of calculating this ratio, the carrying value excludes the post-December 31, 2002 impact of public MTM valuation adjustments, and the Firm’s common equity excludes SFAS 115 equity balances. The market appreciation or depreciation (i.e., MTM) of public securities since December 31, 2002, has been eliminated, because it would cause the numerator of the ratio to increase or decrease without there having been any additional acquisition or disposition of investments by JPMP. The SFAS 115 equity adjustment has been eliminated because it would cause the amount of JPMorgan Chase’s stockholders’ equity to increase or decrease as a result of changes in the value of the Firm’s AFS securities and thus cause the denominator of the ratio to increase or decrease as a result of changes in the carrying values of securities that have no relation to JPMP’s business. Making these adjustments allows JPMP to track, on a consistent basis, its progress in reducing the carrying values of its investments so that they do not constitute more than 10% of JPMorgan Chase’s total common stockholders’ equity.

Outlook: JPMP’s performance is expected to improve as a result of improving equity markets and higher merger activity.

Part I
Item 2 (continued)

CHASE FINANCIAL SERVICES

For a description of CFS and a discussion of the profiles for each of its businesses, see pages 38–43 of JPMorgan Chase’s 2003 Annual Report. For information regarding loans and residual interests sold and securitized, see Note 11 on pages 12–14 of this Form 10-Q. The following table reflects selected financial data of CFS:

Selected financial data				First quarter change
(in millions, except ratios and employees)	1Q 2004	4Q 2003	1Q 2003	4Q 2003		1Q 2003

Revenue
Net interest income	$2,245	$2,447	$2,300	(8)%		(2)%
Fees and commissions	876	948	825	(8)		6
Securities gains	—	18	102	NM		NM
Mortgage fees and related income	241	137	432	76		(44)
All other revenue	52	59	33	(12)		58

Total operating revenue	3,414	3,609	3,692	(5)		(8)
Expense
Compensation expense	766	698	720	10		6
Noncompensation expense	1,170	1,114	1,064	5		10
Severance and related costs	63	53	14	19		350

Total operating expense	1,999	1,865	1,798	7		11
Operating margin	1,415	1,744	1,894	(19)		(25)
Credit costs	748	855	877	(13)		(15)

Operating income before income tax expense	667	889	1,017	(25)		(34)
Income tax expense	240	330	369	(27)		(35)

Operating earnings	$427	$559	$648	(24)		(34)

Shareholder value added
Operating earnings	$427	$559	$648	(24)%		(34)%
Less: preferred dividends	3	3	3	—		—

Earnings applicable to common stock	424	556	645	(24)		(34)
Less: cost of capital	283	271	251	4		13

Total shareholder value added	$141	$285	$394	(51)		(64)

Reconciliation of Average reported assets to Average managed assets
Average reported assets	$174,218	$184,215	$170,570	(5)		2
Average credit card securitization	33,357	33,445	31,834	—		5

Average managed assets	$207,575	$217,660	$202,404	(5)		3

Reconciliation of Average reported loans to Average managed loans
Average reported loans	$153,416	$158,923	$142,209	(3)		8
Average credit card securitization	33,357	33,445	31,834	—		5

Average managed loans	$186,773	$192,368	$174,043	(3)		7

Average allocated capital	$9,472	$8,972	$8,489	6		12
Average deposits	111,228	108,703	105,972	2		5
Return on average allocated capital	18%	25%	31%	(700	)bp	(1,300	)bp
Overhead ratio	59	52	49	700		1,000
Full-time equivalent employees	45,306	46,111	44,264	(2)%		2%

CFS reported first quarter 2004 operating earnings of $427 million, a decrease of 34% and 24% from the first and fourth quarters of 2003, respectively. Return on average allocated capital for the first quarter was 18%, compared with 31% for the first quarter and 25% for the fourth quarter of 2003. Average allocated capital increased by 12% from the first quarter of 2003 and 6% from the fourth quarter of 2003, primarily due to an increase in market risk capital that is associated with the MSR risk management activities of Chase Home Finance.

Operating revenue was $3.4 billion, a decrease of 8% and 5% from the first and fourth quarters of 2003, respectively. The national consumer credit businesses, which includes Chase Home Finance, Chase Cardmember Services and Chase Auto Finance, contributed 74% of first quarter 2004 operating revenue. The declines in revenue were primarily driven by the anticipated slowdown in the mortgage refinance business, as well as the continued negative impact of the low–interest rate environment on the deposit businesses. Net interest income of $2.2 billion was down 2% and 8% from the first and fourth quarters of 2003, respectively, primarily due to lower interest on a lower level of AFS securities used to manage the interest rate risk associated with MSRs and lower spreads as a result of low interest rates. Fees and commissions increased by 6% from the first quarter of 2003, driven by higher credit card interchange fees due to higher consumer purchases, and decreased by 8% from the fourth quarter of 2003 due to seasonally lower

Part I
Item 2 (continued)

credit card revenue. Securities gains declined from the first and fourth quarters of 2003, primarily due to fewer securities sales associated with MSR risk management activities. Mortgage fees and related income of $241 million decreased from $432 million in the first quarter of 2003 and increased from $137 million in the fourth quarter of 2003. First quarter 2004 mortgage originations were lower when compared with both the first and fourth quarters of 2003, due to the decline in the mortgage refinance market. First quarter 2004 MSR hedging revenue improved over the fourth quarter of 2003.

Operating expense of $2.0 billion was up 11% and 7% compared with the first and fourth quarters of 2003, respectively. Compensation expense increased from both the first and fourth quarters of 2003. The increase from the year-ago quarter was primarily due to higher home equity production, as well as increases in the sales force for home equity and other higher-margin distribution channels. The increase in compensation expense from the fourth quarter was primarily due to higher salaries, benefits and incentives. Noncompensation expense increased from the prior periods primarily due to higher marketing costs, professional services and volume-related expenses. Severance and related costs increased from the prior periods due to restructuring in various lines of businesses, particularly in Chase Regional Banking; costs incurred to move certain credit card facilities to a lower-cost location; and, to a lesser extent, severance related to the anticipated merger with Bank One. CFS’s overhead ratio was 59%, compared with 49% for the first quarter of 2003 and 52% for the fourth quarter of 2003, reflecting a decline in revenue and the higher level of expenses. Savings generated by Six Sigma and other productivity efforts continued to partially offset the growth in expenses.

Credit costs of $748 million were down 15% from the first quarter and 13% from the fourth quarter of 2003. The declines reflected lower net charge-offs of 5% and 3% compared with the first and fourth quarters of 2003, respectively, and a reduction in the allowance for loan losses, reflecting improved credit quality. Delinquency rates in the consumer loan portfolios decreased compared with the first and fourth quarters of 2003.

The following table sets forth certain key financial performance measures of the businesses within CFS:

(in millions)				First quarter change
Operating revenue	1Q 2004	4Q 2003	1Q 2003	4Q 2003	1Q 2003

Home Finance(a)	$813	$867	$1,148	(6)%	(29)%
Cardmember Services	1,562	1,620	1,461	(4)	7
Auto Finance	166	207	198	(20)	(16)
Regional Banking	635	653	630	(3)	1
Middle Market	343	359	362	(4)	(5)
Other consumer services(b)	(105)	(97)	(107)	(8)	2

Total operating revenue	$3,414	$3,609	$3,692	(5)	(8)

Operating expense
Home Finance	$478	$484	$382	(1)	25
Cardmember Services	605	561	539	8	12
Auto Finance	81	77	68	5	19
Regional Banking	635	645	576	(2)	10
Middle Market	219	211	216	4	1
Other consumer services(b)	(19)	(113)	17	83	NM

Total operating expense	$1,999	$1,865	$1,798	7	11

Credit costs
Home Finance	$(9)	$13	$107	NM	NM
Cardmember Services	706	792	695	(11)	2
Auto Finance	36	41	68	(12)	(47)
Regional Banking	28	18	8	56	250
Middle Market	(13)	(9)	(1)	(44)	NM
Other consumer services(b)	—	—	—	NM	NM

Total credit costs	$748	$855	$877	(13)	(15)

Operating earnings (losses)
Home Finance	$221	$237	$424	(7)	(48)
Cardmember Services	162	172	146	(6)	11
Auto Finance	30	53	37	(43)	(19)
Regional Banking	(15)	(5)	27	(200)	NM
Middle Market	80	92	87	(13)	(8)
Other consumer services(b)	(51)	10	(73)	NM	30

Total operating earnings	$427	$559	$648	(24)	(34)

(a)	Includes Mortgage fees and related income, Net interest income and Securities gains.
(b)	Includes the elimination of revenues and expenses related to the shared activities with Treasury Services, and support services.

Part I
Item 2 (continued)

Outlook: CHF revenues and operating earnings are expected to decline for the remainder of the year as higher interest rates are likely to depress mortgage originations; however, management expects expenses at CHF to moderate in future quarters to reflect the reduced origination volume. CFS’ credit quality in consumer lending is expected to remain stable for the next several quarters.

Chase Home Finance

The following table sets forth key revenue components of Chase Home Finance’s business:

(in millions)				First quarter change
Revenue	1Q 2004	4Q 2003	1Q 2003	4Q 2003	1Q 2003

Home Finance:
Operating revenue (excluding MSR hedging revenue)	$820	$950	$1,062	(14)%	(23)%
MSR hedging revenue:
MSR valuation adjustments(a)	(685)	229	(473)	NM	(45)
Hedging gains (losses)(b)	678	(312)	559	NM	21

Total MSR hedging revenue	(7)	(83)	86	92	NM

Total revenue(c)	$813	$867	$1,148	(6)	(29)

(a)	See MSR valuation adjustment table on page 46 of this Form 10-Q.
(b)
Hedging gains (losses) includes SFAS 133 qualifying hedges of $546 million, $(465) million and $386 million for the first quarter of 2004, fourth quarter of 2003 and first quarter of 2003, respectively.

(c)	Includes Mortgage fees and related income, Net interest income and Securities gains.

After a record performance in 2003, Chase Home Finance (“CHF”) reported operating earnings of $221 million, a decrease of 48% and 7% from the first and fourth quarters of 2003, respectively. For the first quarter of 2004, total revenue of $813 million decreased by 29% and 6% from the first and fourth quarters of 2003, respectively. During the first quarter, CHF operating revenue declined by 23% and 14% from the first and fourth quarters of 2003, respectively, as higher interest rates and a smaller refinance market lowered mortgage originations and margins. As described below, MSR hedging revenue declined relative to the first quarter of 2003 but increased by 92% relative to the fourth quarter of 2003.

CHF manages and measures its results from two key perspectives: its operating businesses (Production, Servicing and Portfolio Lending) and revenue generated through managing the interest rate risk associated with MSRs. The following table reconciles management’s perspective on CHF’s results to the reported GAAP line items shown on the Consolidated statement of income and in the related Notes to consolidated financial statements:

	Operating basis revenue
	Operating			MSR hedging			Reported
(in millions)	1Q 2004	4Q 2003	1Q 2003	1Q 2004	4Q 2003	1Q 2003	1Q 2004	4Q 2003	1Q 2003

Net interest income	$539	$634	$485	$38	$80	$134	$577	$714	$619
Securities gains	—	—	—	(4)	13	96	(4)	13	96
Mortgage fees and related income	281	316	577	(41)	(176)	(144)	240	140	433

Total	$820	$950	$1,062	$(7)	$(83)	$86	$813	$867	$1,148

On an operating basis, Net interest income of $539 million declined from the fourth quarter of 2003, as CHF’s average loans declined. Offsetting the decline and driving the increase in Net interest income over the first quarter of 2003 was an increase in home equity balances, driven by origination growth of 60% over the first quarter of 2003. Home equity originations were down 8% compared with the fourth quarter of 2003, although applications were up 36%. Mortgage fees and related income were down compared with the first and fourth quarters of 2003, driven by lower origination volume of $38 billion versus $62 billion and $51 billion, respectively, in the first and fourth quarters of 2003. The declines reflect the smaller refinance market and price competition. Increases in servicing revenues of 7% and 14% over the first and fourth quarters of 2003, respectively, partially offset the decline in production revenue. Servicing balances as of March 31, 2004, were $475 billion, an increase of 10% from March 31, 2003, and 1% from December 31, 2003, the result of lower prepayments.

In its risk management activities, CHF uses a combination of derivatives and AFS securities to manage changes in the market value of MSRs. The intent is to offset any changes in the market value of MSRs with changes in the market value of the related risk management instrument. During the first quarter of 2004, negative MSR valuation adjustments of $685 million were partially offset by $678 million of aggregate derivative gains and net interest earned on AFS securities. Unrealized losses on AFS securities were $71 million at March 31, 2004, and $144 million at December 31, 2003. The decline in the Net interest income and Securities gains components of MSR revenue from the first and fourth quarters of 2003 is primarily due to a lower level of AFS securities used to

Part I
Item 2 (continued)

manage the interest rate risk associated with MSRs. The improvement in the Mortgage fees and related income component of MSR revenue from the first and fourth quarters of 2003 reflects the mix of instruments used to manage the interest rate risk associated with MSRs at any point in time and the impact of market conditions on those instruments rather than a particular trend. For a further discussion of the most significant assumptions used to value MSRs, please see “MSRs and certain other retained interests” in the Critical Accounting Estimates used by the Firm section and in Notes 13 and 16 on pages 100–103 and 107–109 of JPMorgan Chase’s 2003 Annual Report.

The following table reconciles the amounts shown as MSR valuation adjustments of CHF’s business:

MSR Valuation Adjustments	Three months ended March 31,
(in millions)	2004	2003

Reported amounts:
SFAS 133 hedge valuation adjustments	$(586)	$(175)
SFAS 140 impairment (recovery) adjustments	(34)	(130)
Purchased servicing acquisition losses(a)	(9)	(44)
Management accounting adjustments(b)	(56)	(124)

MSR valuation adjustments	$(685)	$(473)

(a)	Reflects valuation adjustments on purchased servicing, through the settlement date, that are included in MSR additions in the table in Note 14 on pages 17–18 of this Form 10-Q.
(b)	Reflects management accounting adjustments to properly attribute MSR hedging revenue between CHF’s operating business and management of the mortgage servicing asset.

Operating expense of $478 million increased by 25% from the first quarter of 2003 and decreased by 1% from the fourth quarter of 2003. The increase compared with the year-ago quarter was due to higher home equity production, as well as increases in the sales force for home equity and other higher-margin distribution channels. In the first two months of the first quarter of 2004, application volumes dropped dramatically but then rebounded in March; expenses, however, remained stable throughout the quarter. Higher expenses coupled with lower operating revenues increased CHF’s overhead ratio to 59%, as compared with 33% in the first quarter of 2003. Lower operating revenues drove the increase in CHF’s overhead ratio as compared with 56% in the fourth quarter of 2003.

Credit costs of negative $9 million decreased from both the first and fourth quarters of 2003. The decline from the prior-year quarter was primarily a result of weakness in the manufactured housing market in the beginning of 2003. The decrease from the fourth quarter of 2003 was due to a lower overall level of both actual and expected net charge-offs, which drove a reduction in the allowance for loan losses. Credit quality remained strong as the net charge-off rate for the first quarter of 2004 was 0.16%, down from 0.20% and 0.19% in the first and fourth quarters of 2003, respectively.

Chase Cardmember Services

Operating earnings at Chase Cardmember Services (“CCS”) of $162 million increased by 11% from the first quarter of 2003 and decreased by 6% from the fourth quarter of 2003. The increase from the first quarter of last year was driven by higher revenue, partly offset by higher marketing and severance-related costs. The decrease from the fourth quarter of last year was attributable to seasonally lower purchase volume and higher marketing and severance-related costs, partly offset by lower credit costs.

CCS’s operating results exclude the impact of credit card securitizations on revenue, the provision for credit losses, net charge-offs and receivables. Securitization does not change CCS’s reported net income versus operating earnings; however, it does affect the classification of items on the Consolidated statement of income. The financial information presented below reconciles reported basis and managed basis to disclose the effect of securitizations.

	1Q 2004			4Q 2003			1Q 2003
		Effect of			Effect of			Effect of
(in millions)	Reported	securitization	Operating	Reported	securitization	Operating	Reported	securitization	Operating

Revenue	$1,089	$473	$1,562	$1,158	$462	$1,620	$1,004	$457	$1,461
Expense	605	—	605	561	—	561	539	—	539
Credit costs	233	473	706	330	462	792	238	457	695
Operating earnings	162	—	162	172	—	172	146	—	146

Average loans	$18,216	$33,357	$51,573	$17,610	$33,445	$51,055	$19,024	$31,834	$50,858
Average assets	18,524	33,357	51,881	18,171	33,445	51,616	19,763	31,834	51,597

Part I
Item 2 (continued)

Operating revenue was $1.6 billion, up 7% from the first quarter of 2003 and down 4% from the fourth quarter of 2003. The increase in revenue from last year reflected growth in both net interest and noninterest revenue. Net interest revenue increased by 5%, reflecting lower funding costs and growth in average managed loans. Average managed loans increased by 1% from a year ago, due partly to lower balance transfer volume and to higher payment rates, which reflected high consumer liquidity. Consumer liquidity remained high because of increased use of home equity products as well as lower tax rates. As a consequence, the volume of purchases increased during the quarter, and the rate of payments was high. Noninterest revenue increased by 10%, reflecting higher interchange fees primarily due to 15% growth in purchase volume. The increase in purchase volume also reflects the continued strategic shift in the portfolio towards higher-volume, rewards-based products, as well as organic growth. CCS added more than one million new accounts in the first quarter, the sixth consecutive quarter of account additions at this level. The decline in revenue from the fourth quarter of 2003 was due to seasonally higher fourth quarter consumer purchases associated with the holiday season.

Operating expense of $605 million increased by 12% from the first quarter and 8% from the fourth quarter of 2003. The increase in expenses from both periods primarily reflected higher marketing expenses and higher severance and related costs, including expenses related to moving certain operations to lower cost locations. The overhead ratio increased to 39% from 37% and 35% in the first and fourth quarters of 2003, respectively. The increase in the overhead ratio from the first quarter of last year was primarily attributed to increased marketing costs to attract and retain customers. The increase from the fourth quarter of last year primarily reflects lower seasonal revenue as well as increased marketing costs.

Credit costs increased by 2% from the first quarter of 2003 and declined by 11% from the fourth quarter of 2003. Credit quality improved, with the managed net charge-off rate declining to 5.80% in the first quarter of 2004 from 5.95% in the first quarter of 2003. The decline in credit costs from the fourth quarter reflected a decrease in the allowance for loan losses. The managed net charge-off rate increased from 5.76% in the fourth quarter of 2003, due primarily to seasonality associated with higher delinquencies in the second half of last year. The 30+ day delinquency rate improved from first and fourth quarter levels.

Chase Auto Finance

Results at Chase Auto Finance (“CAF”) consist of the Auto Finance and Education Finance businesses. CAF’s operating earnings of $30 million decreased by 19% from the first quarter and 43% from the fourth quarter of 2003. The decrease in operating earnings was driven primarily by a $40 million write-off of prepaid premiums for residual risk insurance, which resulted in a reduction of leasing revenue recognized during the current quarter, and higher operating expenses, partially offset by lower credit costs. The write-off was a result of a review in which it was determined that there was an accelerated pace of lease payments and terminations. CAF’s operating revenue declined by 16% from the first quarter and 20% from the fourth quarter of 2003, due to the reduction in leasing revenue mentioned above and lower portfolio spreads, partially mitigated by higher average loans outstanding. Despite an extremely competitive marketing environment, CAF’s auto origination volume increased by 24% compared with the fourth quarter of 2003, and market share remained stable to year-end 2003 at 6.1%.

Operating expense of $81 million was up 19% from the first quarter and 5% from the fourth quarter of 2003. The increase from the year-ago quarter was driven by higher compensation expense, due to volume growth and corresponding increases in staff, and higher performance-based incentives. The increase from the fourth quarter of 2003 was driven primarily by continued portfolio growth, higher compensation expense and slightly higher technology costs. The overhead ratio increased to 49% in the first quarter, up from 34% and 37% in the first and fourth quarters of 2003, respectively, primarily due to the reduction in leasing revenue and higher expenses.

Credit costs of $36 million decreased by 47% from the first quarter and 12% from the fourth quarter of 2003, due to lower net charge-offs and a lower allowance for loan losses as a result of improved credit quality. The net charge-off rate was 0.36% in the first quarter of 2004, down from 0.48% in the first quarter and 0.39% in the fourth quarter of 2003. The 30+ day delinquency rate decreased to 1.10% in the first quarter of 2004, from 1.27% in the first quarter and 1.46% in the fourth quarter of 2003. The 30+ day delinquency rate was the lowest since June 30, 2002.

Chase Regional Banking

Chase Regional Banking (“CRB”) reported an operating loss of $15 million in the first quarter, down from operating earnings of $27 million in the first quarter of 2003 and an operating loss of $5 million in the fourth quarter of 2003. The decrease from the year-ago quarter primarily resulted from higher expense and credit costs, partially offset by slightly higher revenue. The decrease from the fourth quarter of 2003 was primarily due to lower revenue and higher credit costs, partially offset by lower expense.

Operating revenue of $635 million increased by 1% from the first quarter of 2003 and decreased by 3% from the fourth quarter of 2003. Despite lower spreads, growth in average deposits of 10% from the first quarter of 2003 resulted in Net interest income being up slightly. The decline in revenue from the fourth quarter of 2003 was due to narrower spreads and lower noninterest revenue

Part I
Item 2 (continued)

related to seasonal declines in deposit service fees, and lower debit card and investment revenues. Average deposits increased by 4% from the fourth quarter of 2003.

Operating expense was up 10% from the comparable 2003 period and down 2% from the fourth quarter of 2003. The increase from the prior-year quarter reflected higher severance and related costs primarily due to restructuring, and higher compensation costs. The decrease from the fourth quarter of 2003 was primarily related to the timing of marketing and professional services expenses. The overhead ratio for the quarter was 100%, up from 91% and 99% in the first and fourth quarters of 2003, respectively. The increase from the first quarter of 2003 was due to higher expenses, while the increase from the fourth quarter was due to lower revenue.

Credit costs of $28 million were up from $8 million and $18 million, respectively, in the first and fourth quarters of 2003. The increase from the prior-year quarter was the result of a higher allowance for loan losses. The increase from the fourth quarter of 2003 was due to a higher allowance for loan losses, partially offset by lower net charge-offs.

As of March 31, 2004, CRB’s deposit mix was 18% demand, 14% interest checking, 47% savings, 11% money market and 10% time (CDs). At March 31, 2003, the deposit mix was 18% demand, 14% interest checking, 46% savings, 9% money market and 13% time (CDs). As of March 31, 2004, core deposits (total deposits less time deposits) grew by 13% from March 31, 2003, and 4% from December 31, 2003.

Chase Middle Market

Chase Middle Market (“CMM”) operating earnings of $80 million were down 8% from the first quarter and 13% from the fourth quarter of 2003. The decrease from both periods was primarily attributable to lower revenues, partially offset by improved credit quality.

Operating revenue of $343 million decreased by 5% from the first quarter and 4% from the fourth quarter of 2003. The decrease from the year-ago quarter was primarily due to lower Net interest income, driven by a 4% decrease in average loans and narrower loan and deposit spreads, partially offset by an 11% increase in average deposits. The decrease from the fourth quarter was due to lower Net interest income, reflecting narrower loan and deposit spreads, partially offset by a 2% increase in average loans and a 9% increase in average deposits.

Operating expenses of $219 million in the quarter were up 1% from the first quarter and 4% from the fourth quarter of 2003. The increase from the first quarter of 2003 was driven by higher performance-based incentives, partially offset by lower severance and related costs. The increase from the fourth quarter was driven by higher incentives and higher severance and related costs. The overhead ratio for the quarter was 64%, up from 60% and 59% in the first and fourth quarters of 2003, respectively, due to the decline in revenue and increase in expenses.

Lower net charge-offs and a reduction in the allowance for loan losses compared with the first and fourth quarters of 2003 resulted in credit costs of negative $13 million.

Part I
Item 2 (continued)

CHASE FINANCIAL SERVICES
QUARTERLY BUSINESS-RELATED METRICS

				First quarter change
(in billions, except ratios and where otherwise noted)	1Q 2004	4Q 2003	1Q 2003	4Q 2003		1Q 2003

Chase Home Finance
Origination volume by channel:
Retail, wholesale and correspondent	$30.1	$37.0	$40.8	(19)%		(26)%
Correspondent negotiated transactions	7.7	14.0	21.2	(45)		(64)

Total	37.8	51.0	62.0	(26)		(39)
Origination volume by product:
First mortgage	$31.1	$43.7	$57.8	(29)		(46)
Home equity	6.7	7.3	4.2	(8)		60

Total	37.8	51.0	62.0	(26)		(39)
Loans serviced	475	470	432	1		10
End-of-period outstandings	75.0	73.7	67.3	2		11
Total average loans owned	72.1	79.4	64.4	(9)		12
Number of customers (in millions)	4.1	4.1	4.0	—		2
MSR carrying value	4.2	4.8	3.2	(13)		31
30+ day delinquency rate	1.32%	1.81%	2.31%	(49	)bp	(99	)bp
Net charge-off ratio	0.16	0.19	0.20	(3)		(4)
Overhead ratio	59	56	33	300		2,600

Chase Cardmember Services – Reported Basis
Average outstandings	$17.2	$16.6	$19.0	4%		(9)%
30+ day delinquency	3.18%	3.34%	3.41%	(16	)bp	(23	)bp
Net charge-off ratio	6.33	6.68	6.17	(35)		16
Overhead ratio	56	48	54	800		200

Chase Cardmember Services–Managed Basis
End-of-period outstandings	$51.0	$52.3	$50.6	(2)%		1%
Average outstandings	51.6	51.1	50.9	1		1
Total volume(a)	22.0	23.9	20.7	(8)		6
New accounts (in millions)	1.0	1.0	1.1	—		(9)
Active accounts (in millions)	16.5	16.5	16.5	—		—
Total accounts (in millions)	30.8	30.8	29.8	—		3
Credit cards issued	35.4	35.3	33.9	—		4
30+ day delinquency rate	4.43%	4.68%	4.59%	(25	)bp	(16	)bp
Net charge-off ratio	5.80	5.76	5.95	4		(15)
Overhead ratio	39	35	37	400		200

Chase Auto Finance
Loan and lease receivables	$44.0	$43.2	$41.1	2%		7%
Average loan and lease receivables	44.3	43.5	39.6	2		12
Automobile origination volume	6.8	5.5	7.4	24		(8)
Automobile market share (year-to-date)	6.1%	6.1%	6.7%	—	bp	(60	)bp
30+ day delinquency rate	1.10	1.46	1.27	(36)		(17)
Net charge-off ratio	0.36	0.39	0.48	(3)		(12)
Overhead ratio	49	37	34	1,200		1,500

Chase Regional Banking
Total average deposits	$79.9	$77.1	$72.6	4%		10%
Total client assets(b)	118.4	111.1	105.3	7		12
Number of branches/banking centers	532	529	527	1		1
Number of ATMs	1,718	1,730	1,870	(1)		(8)
Overhead ratio	100%	99%	91%	100	bp	900	bp

Chase Middle Market
Total average loans	$13.8	$13.5	$14.4	2%		(4)%
Total average deposits	31.6	28.9	28.4	9		11
Nonperforming average loans as a % of total average loans	0.91%	1.00%	1.41%	(9	)bp	(50	)bp
Net charge-off ratio	(0.03)	0.16	0.75	(19)		(78)
Overhead ratio	64	59	60	500		400

(a)	Sum of total customer purchases, cash advances and balance transfers.
(b)	Deposits, money market funds and/or investment assets (including annuities).

Part I
Item 2 (continued)

SUPPORT UNITS AND CORPORATE

				First quarter change
(in millions, except employees)	1Q 2004	4Q 2003	1Q 2003	4Q 2003	1Q 2003

Operating revenue	$(122)	$(123)	$(119)	1%	(3)%
Operating expense	71	(35)	41	NM	73
Credit costs	(83)	(49)	71	(69)	NM

Pre-tax loss	(110)	(39)	(231)	(182)	52
Income tax benefit	(154)	(215)	(170)	28	9

Operating earnings (loss)	$44	$176	$(61)	(75)	NM

Average allocated capital	$6,810	$4,498	$(1,743)	51	NM
Average assets	20,321	20,130	21,325	1	(5)
Shareholder value added	(122)	81	35	NM	NM
Full-time equivalent employees	10,207	10,088	13,026	1	(22)

The Support Units and Corporate sector includes technology, legal, audit, finance, human resources, risk management, real estate management, procurement, executive management and marketing groups within Corporate. For a further discussion of the business profiles of these Support Units as well as a description of Corporate, see page 44 of JPMorgan Chase’s 2003 Annual Report.

Support Units and Corporate reflects the application of the Firm’s management accounting policies at the corporate level. These policies allocate the costs associated with technology, operational and staff support services to the business segments, with the intent to recover all expenditures associated with these services. Other items are retained within Support Units and Corporate based on policy decisions, such as the over/under allocation of average allocated capital, the residual component of credit costs and taxes. Business segment revenues are reported on a tax-equivalent basis, with the offset reflected in Support Units and Corporate; see Note 22 on pages 22–23 of this Form 10-Q.

For the first quarter of 2004, Support Units and Corporate reported operating earnings of $44 million, compared with an operating loss of $61 million in the first quarter of 2003 and operating earnings of $176 million in the fourth quarter of 2003. Operating earnings in the first quarter of 2004 were driven primarily by higher capital and lower credit costs.

In allocating the allowance (and provision) for credit losses, each business is responsible for its credit costs. Although the Support Units and Corporate sector has no traditional credit assets, the residual component of the allowance, which is available for losses in any business segment, is maintained at the corporate level. For a further discussion of the residual component, see Summary of changes in the Allowance for credit losses on pages 65–66 of this Form 10-Q.

Average allocated capital was $8.6 billion higher than in the first quarter of 2003 and $2.3 billion higher than in the fourth quarter, reflecting a reduction in credit risk capital allocated to the business segments and an increase in common stockholders’ equity.

The Firm’s operating expenses reflected a shift of $115 million from Compensation and Other expense to Technology and communications expense due to the technology infrastructure outsourcing that took effect on April 1, 2003. For additional disclosure, see Results of operations on page 28–29 of this Form 10-Q.

RISK AND CAPITAL MANAGEMENT

JPMorgan Chase is in the business of managing risk to create shareholder value. The major risks to which the Firm is exposed are credit, market, operational, business, fiduciary, liquidity and private equity risk. For a discussion of these risks and definitions of terms associated with managing these risks, see pages 45–74 and the Glossary of terms in JPMorgan Chase’s 2003 Annual Report.

Part I
Item 2 (continued)

CAPITAL AND LIQUIDITY MANAGEMENT

CAPITAL MANAGEMENT

The following discussion of JPMorgan Chase’s capital management focuses primarily on developments since December 31, 2003, and should be read in conjunction with pages 46–47 and Note 26 of JPMorgan Chase’s 2003 Annual Report.

Available versus required capital	Quarterly Averages
(in billions)	1Q 2004	1Q 2003

Common stockholders’ equity	$45.8	$41.9
Economic risk capital:
Credit risk	9.5	15.1
Market risk	5.6	4.2
Operational risk	3.4	3.5
Business risk	1.7	1.7
Private equity risk	4.6	5.4

Economic risk capital	24.8	29.9
Goodwill / Intangibles	9.5	8.9
Asset capital tax	3.9	4.0

Capital against nonrisk factors	13.4	12.9

Total capital allocated to business activities	38.2	42.8

Diversification effect	(5.3)	(5.0)

Total required internal capital	$32.9	$37.8

Firm capital in excess of required capital	$12.9	$4.1

Economic risk capital:

JPMorgan Chase assesses capital adequacy utilizing internal risk assessment methodologies. The Firm assigns economic capital based primarily on five risk factors: credit risk, market risk, operational risk and business risk for each business, and private equity risk, principally for JPMP. The methodologies quantify these risks and assign capital accordingly. These methodologies are discussed in the risk management sections of JPMorgan Chase’s 2003 Annual Report.

Capital also is assessed against business units for certain nonrisk factors. Businesses are assessed capital equal to 100% of any goodwill and 50% for certain other intangibles generated through acquisitions. Additionally, the Firm assesses an “asset capital tax” against managed assets and some off–balance sheet instruments. These assessments recognize that certain minimum regulatory capital ratios must be maintained by the Firm. JPMorgan Chase also estimates the portfolio effect on required economic capital, based on correlations of risk across risk categories. This estimated diversification benefit leads to a reduction in required economic capital for the Firm.

The Firm’s capital in excess of that which is internally required as of March 31, 2004, increased by $8.8 billion over March 31, 2003. The change was primarily due to an increase in average common stockholders’ equity of $3.9 billion, a $5.6 billion reduction in credit risk capital and a $0.8 billion reduction in private equity capital, partially offset by a $1.4 billion increase in market risk capital. The decrease in credit risk capital from the prior year was primarily due to a reduction in commercial exposures and improvement in the credit quality of the commercial portfolio. Private equity risk decreased primarily as a result of the reduction in JPMP’s private equity portfolio. Market risk capital increased, due to growth in the MSR portfolio in CHF as well as higher average trading VAR in IB.

Regulatory capital

JPMorgan Chase’s risk-based capital ratios at March 31, 2004, were well in excess of minimum regulatory guidelines. At March 31, 2004, Tier 1 and Total capital ratios were 8.4% and 11.4%, respectively, and the Tier 1 leverage ratio was 5.9%. At March 31, 2004, the total capitalization of JPMorgan Chase (the sum of Tier 1 and Tier 2 capital) was $60.9 billion, an increase of $1.1 billion from December 31, 2003. This increase was principally driven by a $1.5 billion increase in Tier 1 capital, reflecting $1.2 billion in retained earnings (net income less common and preferred dividends) generated during the period and net stock issuance of $0.5 billion related to employee benefit plans, partially offset by a decrease in the allowance for credit losses component of Tier 2 capital.

Part I
Item 2 (continued)

During 2003, the Firm adopted FIN 46 and, as a result, deconsolidated the trusts that issue trust preferred securities. If banking regulators were to exclude these securities from Tier 1 capital, it could significantly reduce the Tier 1 capital ratio of the Firm. On July 2, 2003, the Federal Reserve Board issued a supervisory letter instructing banks and bank holding companies to continue to include trust preferred securities in Tier 1 capital. Based on the terms of this letter and in consultation with the Federal Reserve Board, the Firm continues to include its trust preferred securities in Tier 1 capital.

Stock repurchase

The Firm did not repurchase any shares of its common stock during the first quarter of 2004 or all of 2003. At the time the Firm and Bank One announced their proposed merger, managements at the two firms announced their intention to repurchase shares in an aggregate amount of approximately $3.5 billion annually in 2004, 2005 and 2006 (in addition to shares repurchased to provide common stock required for both firms’ respective dividend-reinvestment and employee equity-based plans). The aforementioned repurchase program was made based on both firms’ respective managements’ determinations that, based upon market conditions, current business plans and expectations for the combined company, stock repurchases present an attractive use of excess capital. The actual amount of shares repurchased will be subject to the discretion of the combined company’s Board of Directors considering factors which include: market conditions; legal considerations; the combined company’s capital position (taking into account purchase accounting adjustments); internal capital generation; and alternative potential investment opportunities over that time frame.

Dividends

In the first quarter of 2004, JPMorgan Chase declared a quarterly cash dividend on its common stock of $0.34 per share, payable April 30, 2004, to stockholders of record at the close of business April 6, 2004.

LIQUIDITY MANAGEMENT

The following discussion of JPMorgan Chase’s liquidity management focuses primarily on developments since December 31, 2003, and should be read in conjunction with pages 47–48 of JPMorgan Chase’s 2003 Annual Report. In managing liquidity, management considers a variety of liquidity risk measures as well as market conditions, prevailing interest rates, liquidity needs and the desired maturity profile of its liabilities.

Consistent with its liquidity management policy, the Firm has raised funds at the holding company sufficient to cover maturing obligations over the next 12 months. Long-term funding needs for the parent holding company over the next several quarters are expected to be consistent with prior periods. The Firm manages its liquidity through a combination of short- and long-term sources of funds to support its balance sheet and its businesses. Under the Firm’s liquidity risk management framework, the Firm maintains sufficient levels of long-term liquidity through a combination of long-term debt, preferred stock, common equity and core deposits to support the less liquid assets on its balance sheet. The Firm’s primary source of short-term funds, excluding unsecured borrowings, includes more than $40 billion of securities available for repurchase agreements and approximately $30 billion of credit card, automobile and mortgage loans available for securitization.

Credit ratings

The credit ratings of JPMorgan Chase’s parent holding company and JPMorgan Chase Bank as of April 30, 2004, were as follows:

	JPMorgan Chase		JPMorgan Chase Bank
	Short-term debt	Senior long-term debt	Short-term debt	Senior long-term debt
Moody’s	P-1	A1	P-1	Aa3
S&P	A-1	A+	A-1+	AA-
Fitch	F1	A+	F1	A+

Upon the announcement of the proposed merger with Bank One, Moody’s and Fitch placed the ratings of the Firm under review for possible upgrade, while S&P affirmed the Firm’s ratings.

The cost and availability of unsecured financing are influenced by credit ratings. A reduction in these ratings could adversely impact the Firm’s access to liquidity sources, increase the cost of funds, trigger additional collateral requirements and decrease the number of investors and counterparties willing to lend. If the Firm’s ratings were downgraded by one notch, the Firm estimates that the incremental cost of funds to be in the range of 5 basis points to 30 basis points, reflecting a range of terms from three to five years, and the potential loss of funding to be negligible. Additionally, the Firm estimates the additional funding requirements for SPE and

Part I
Item 2 (continued)

other third-party commitments to be relatively modest. In the current environment, the Firm believes the likelihood of a downgrade is remote. For additional information on the impact of a credit ratings downgrade on funding requirements for SPEs, and on derivatives and collateral agreements, see Off-balance Sheet Arrangements below and page 61, respectively, of this Form 10-Q.

Balance sheet

The Firm’s total assets increased by $30.2 billion from December 31, 2003, to $801.1 billion at March 31, 2004, largely due to an increase in deposits placed with banks and investment securities. Debt and equity trading assets were also higher due to growth in IB business activities. Commercial loans declined by $3.9 billion, mostly as a result of the deconsolidation of a Firm-sponsored asset-backed commercial paper conduit which had been previously consolidated on the Firm’s balance sheet under the guidance of FIN 46. Consumer loans increased by $2.0 billion, led by increases in home equity loans. Credit card loans declined modestly due to seasonal factors and lower volumes; loan volumes in the quarter were affected by increased securitization activity, partially offset by strong purchase volumes. Automobile loans increased slightly, helped by higher origination volumes over the fourth quarter of last year. Effective January 1, 2004, the Firm elected to net cash paid and received under credit-support annexes to legally enforceable master netting agreements; thereby reducing Derivative receivables by $28.7 billion and Derivative payables by $19.7 billion. The Firm’s liabilities also increased in an amount consistent with the above asset growth, through a combination of continued growth in deposits, which contributed to the growth in investment securities, and higher securities sold under repurchase agreements.

Issuance

During the three months ended March 31, 2004, JPMorgan Chase issued approximately $4.9 billion of long-term debt; during the same period, $2.8 billion of long-term debt matured or was redeemed. In addition, the Firm securitized approximately $2.7 billion of residential mortgage loans, $1.5 billion of credit card loans and $1.6 billion of automobile loans, resulting in pre-tax gains (losses) on securitizations of $48 million, $10 million and $(3) million, respectively. For a further discussion of loan securitizations, see Note 11 of this Form 10-Q and Note 13 on pages 100–103 of JPMorgan Chase’s 2003 Annual Report.

Off–balance Sheet Arrangements

Special-purpose entities (“SPEs”), special-purpose vehicles (“SPVs”) or variable-interest entities (“VIEs”), are an important part of the financial markets, providing market liquidity by facilitating investors’ access to specific portfolios of assets and risks. JPMorgan Chase is involved with SPEs in three broad categories of transactions: loan securitizations (through “qualifying” SPEs), multi-seller conduits, and client intermediation. Capital is held, as appropriate, against all SPE-related transactions and related exposures such as derivative transactions and lending-related commitments. For a further discussion of SPEs and the Firm’s accounting for SPEs, see Notes 11 and 12 of this Form 10-Q and Note 1 on pages 86–87, Note 13 on pages 100–103 and Note 14 on pages 103–106 of JPMorgan Chase’s 2003 Annual Report.

For certain liquidity commitments to SPEs, the Firm could be required to provide funding if the credit rating of JPMorgan Chase Bank were downgraded below specific levels, primarily P-1, A-1 and F1 for Moody’s, Standard & Poor’s and Fitch, respectively. The amount of these liquidity commitments was $32.3 billion at March 31, 2004. If JPMorgan Chase Bank were required to provide funding under these commitments, the Firm could be replaced as liquidity provider. Additionally, with respect to the multi-seller conduits and structured commercial loan vehicles for which JPMorgan Chase Bank has extended liquidity commitments, the Bank could facilitate the sale or refinancing of the assets in the SPE in order to provide liquidity.

Of its $32.3 billion in liquidity commitments to SPEs, $31.1 billion is included in the Firm’s total Other unfunded commitments to extend credit, included in the table on the following page. As a result of the consolidation of multi-seller conduits in accordance with FIN 46, $1.2 billion of these commitments are excluded from the table, as the underlying assets of the SPE have been included on the Firm’s Consolidated balance sheet.

The following table summarizes certain revenue information related to VIEs with which the Firm has significant involvement, and qualifying SPEs:

Quarter ended March 31, 2004		“Qualifying”
(in millions)	VIEs(a)	SPEs	Total

Revenue	$23	$265	$288

(a)	Includes all VIE-related revenue (i.e., revenue associated with consolidated and nonconsolidated VIEs).

The revenue reported in the table above primarily represents servicing and custodial fee income. The Firm also has exposure to certain VIE vehicles arising from derivative transactions with VIEs; these transactions are recorded at fair value on the Firm’s Consolidated balance sheet with changes in fair value (i.e., mark-to-market gains and losses) recorded in Trading revenue. Such MTM gains and losses are not included in the revenue amounts reported in the table above.

Part I
Item 2 (continued)

The following table summarizes JPMorgan Chase’s off–balance sheet lending-related financial instruments by remaining maturity at March 31, 2004:

Off–balance sheet lending-related financial instruments
	Under	1–3	4–5	After
(in millions)	1 year	years	years	5 years	Total

Consumer-related	$161,060	$480	$666	$27,012	$189,218
Commercial-related:
Other unfunded commitments to extend credit(a)(b)	95,487	50,960	25,081	3,617	175,145
Standby letters of credit and guarantees(a)	18,141	13,370	5,783	1,564	38,858
Other letters of credit(a)	1,632	457	2,164	31	4,284

Total commercial-related	115,260	64,787	33,028	5,212	218,287

Total lending-related commitments	$276,320	$65,267	$33,694	$32,224	$407,505

(a)	Net of risk participations totaling $17 billion at March 31, 2004.
(b)
Includes unused advised lines of credit totaling $20 billion at March 31, 2004, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable.

CREDIT RISK MANAGEMENT

The following discussion of JPMorgan Chase’s credit portfolio as of March 31, 2004, focuses primarily on developments since December 31, 2003, and should be read in conjunction with pages 51–65, pages 74–77 and Notes 11, 12, 29 and 30 of JPMorgan Chase’s 2003 Annual Report.

The Firm assesses its consumer credit exposure on a managed basis, including credit card securitizations. For a reconciliation of credit costs on an operating, or managed, basis to reported results, see pages 30–32 of this Form 10-Q.

The Firm allocates credit risk capital to the lines of business based upon its assessment of “economic credit exposure,” a non-GAAP financial measure that, in the Firm’s view, represents actual future credit exposure. The principal difference between The Firm’s credit exposure on a reported basis and its economic view of credit exposure relates to the way the Firm views its credit exposure to derivative receivables and lending-related commitments. For further information, refer to pages 60 and 62 of this Form 10-Q.

Part I
Item 2 (continued)

CREDIT PORTFOLIO

The following table presents a summary of the Firm’s credit portfolio for the dates indicated:

Commercial and consumer credit portfolio

					Approximate allocated
	Credit exposure		Economic credit exposure		credit capital
(in millions)	Mar. 31, 2004	Dec. 31, 2003	Mar. 31, 2004	Dec. 31, 2003	Mar. 31, 2004	Dec. 31, 2003

Commercial loans:
Loans–U.S.(a)	$47,273	$52,024	$47,273	$52,024
Loans–Non-U.S.	31,942	31,073	31,942	31,073

Total commercial loans(b)	79,215	83,097	79,215	83,097
Consumer loans – reported(b)	138,415	136,421	138,415	136,421

Total loans – reported	217,630	219,518	217,630	219,518
Credit card securitizations(c)	34,478	34,856	34,478	34,856

Total loans – managed	252,108	254,374	252,108	254,374
Derivative receivables(d)	58,434	83,751	33,383	34,130
Other receivables	108	108	108	108
Commercial lending-related commitments(b)(e)	218,287	215,758 (j)	106,855	106,872
Consumer lending-related commitments	189,218	176,923	189,218	176,923

Total credit portfolio	$718,155	$730,914	$581,672	$572,407	$10,200	$11,600

Memo:
Total credit portfolio by category
Total commercial exposure(f)	$356,044	$382,714	$219,561	$224,207
Total consumer exposure(g)	362,111	348,200	362,111	348,200

Total credit portfolio	$718,155	$730,914	$581,672	$572,407

Credit derivative hedges notional(h)	$(37,107)	$(37,282)	$(37,107)	$(37,282)	$(1,200)	$(1,300)
Collateral held against derivative receivables(i)	$(9,876)	$(36,214)	NA	NA

(a)
Includes $1.7 billion and $5.8 billion at March 31, 2004, and December 31, 2003, respectively, of exposure related to consolidated VIEs in accordance with FIN 46, of which $4.8 billion, at December 31, 2003, is associated with multi-seller asset-backed commercial paper conduits. None of this exposure at March 31, 2004 is associated with multi-seller asset-backed commercial paper conduits.

(b)	Amounts are presented gross of the allowance for credit losses.
(c)	Represents securitized credit cards. For a further discussion of credit card securitizations, see Chase Cardmember Services on pages 46–47 of this Form 10-Q.
(d)	Effective January 1, 2004, derivative receivables Credit exposure takes into account net cash received under credit support annexes to legally enforceable master netting agreements.
(e)
Includes unused advised lines of credit totaling $20 billion at March 31, 2004, and $19 billion at December 31, 2003, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable.

(f)	Represents Total commercial loans, derivative receivables, other receivables and commercial lending-related commitments.
(g)	Represents Total consumer loans, credit card securitizations and consumer lending-related commitments.
(h)
Represents the notional amount of single-name and portfolio credit derivatives used to manage the credit risk of commercial credit exposure; these derivatives do not qualify for hedge accounting under SFAS 133.

(i)
Effective January 1, 2004, Credit exposure excludes net cash received under credit support annexes to legally enforceable master netting agreements. On an Economic credit exposure basis, collateral is considered “NA” as it is already accounted for in Derivative receivables.

(j)
Total commitments related to asset-backed commercial paper conduits consolidated in accordance with FIN 46 were $9.8 billion at December 31, 2003, of which $3.5 billion is included in Lending-related commitments. The remaining $6.3 billion of commitments to these VIEs were excluded, as the underlying assets are reported as follows: $4.8 billion in Loans and $1.5 billion in Available-for-sale securities.

Part I
Item 2 (continued)

JPMorgan Chase’s total credit exposure (including $34 billion of securitized credit cards) totaled $718 billion at March 31, 2004, a decline from $731 billion at year-end 2003. The decrease reflected a 7% reduction in commercial exposure, offset by a 4% increase in consumer exposure.

COMMERCIAL CREDIT PORTFOLIO

Total commercial exposure was $356 billion at March 31, 2004, compared with $383 billion at December 31, 2003. The $27 billion decline was mainly due to a $25 billion decline in derivative receivables, because, effective January 1, 2004, the Firm elected to net cash paid and received under credit support annexes to legally enforceable master netting agreements. Loans decreased by $4 billion as a result of the deconsolidation of a Firm-sponsored asset-backed commercial paper conduit which was previously consolidated on the Firm’s balance sheet under the guidance of FIN 46; the conduit was deconsolidated due to a restructuring. Lending-related commitments increased by $3 billion; $4 billion was attributable to the deconsolidation of an asset-backed commercial paper conduit, offset by a $1 billion decrease due to deal flow.

Below are summaries of the maturity and ratings profiles of the commercial portfolio as of March 31, 2004, and December 31, 2003. The ratings scale is based on the Firm’s internal risk ratings and is presented on an S&P-equivalent basis.

Commercial Exposure	Maturity profile(a)				Ratings profile
					Investment-grade (“IG”)			Noninvestment-grade				Total %
												of IG –
												Economic
At March 31, 2004					AAA	A+	BBB+	BB+	CCC+		Total %	credit
(in billions, except ratios)	<1 year	1–5 years	> 5 years	Total	to AA-	to A-	to BBB-	to B-	& below	Total	of IG	exposure

Loans(b)	51%	34%	15%	100%	$19	$10	$21	$24	$5	$79	63%	63%
Derivative receivables	20	42	38	100	31	10	9	8	1	59	85	91
Lending-related commitments(c)	53	45	2	100	83	61	49	23	2	218	89	88

Total exposure(d)	47%	42%	11%	100%	$133	$81	$79	$55	$8	$356	82%	79%

Credit derivative hedges notional(e)	21%	71%	8%	100%	$(9)	$(13)	$(12)	$(3)	$—	$(37)	92%	92%

	Maturity profile(a)				Ratings profile
					Investment-grade (“IG”)			Noninvestment-grade				Total %
												of IG –
												Economic
At December 31, 2003					AAA	A+	BBB+	BB+	CCC+		Total %	credit
(in billions, except ratios)	<1 year	1–5 years	> 5 years	Total	to AA-	to A-	to BBB-	to B-	& below	Total	of IG	exposure

Loans(f)	49%	37%	14%	100%	$20	$13	$21	$23	$6	$83	65%	65%
Derivative receivables	20	41	39	100	47	15	12	9	1	84	88	91
Lending-related commitments(c)(g)	52	45	3	100	80	57	52	25	2	216	88	88

Total exposure(d)	44%	43%	13%	100%	$147	$85	$85	$57	$9	$383	83%	80%

Credit derivative hedges notional(e)	16%	74%	10%	100%	$(10)	$(12)	$(12)	$(2)	$(1)	$(37)	92%	92%

(a)
The maturity profile of loans and lending-related commitments is based upon the remaining contractual maturity. The maturity profile of derivative receivables is based upon the maturity profile of Average exposure. See page 53 of JPMorgan Chase’s 2003 Annual Report for a further discussion.

(b)
Includes $1.7 billion of exposure related to consolidated VIEs in accordance with FIN 46, none of which is associated with multi-seller asset-backed commercial paper conduits. Excluding the impact of FIN 46, the total percentage of investment-grade would remain 63%.

(c)
Based on Economic credit exposure, the maturity profile for the <1 year, 1–5 years and >5 years would have been 38%, 58% and 4%, respectively, as of March 31, 2004, and December 31, 2003. See page 53 of JPMorgan Chase’s 2003 Annual Report for a further discussion of Economic credit exposure.

Part I
Item 2 (continued)

(d)
Based on Economic credit exposure, the maturity profile for <1 year, 1–5 years and >5 years would have been 40%, 47% and 13%, respectively, as of March 31, 2004, and 36%, 46% and 18%, respectively, as of December 31, 2003. See page 53 of JPMorgan Chase’s 2003 Annual Report for a further discussion.

(e)	Ratings are based on the underlying referenced assets.
(f)
Includes $5.8 billion of exposure related to consolidated VIEs in accordance with FIN 46, of which $4.8 billion is associated with multi-seller asset-backed commercial paper conduits. Excluding the impact of FIN 46, the total percentage of investment-grade would have been 62%.

(g)
Total commitments related to asset-backed commercial paper conduits consolidated in accordance with FIN 46 are $9.8 billion, of which $3.5 billion is included in Lending-related commitments. The remaining $6.3 billion of commitments to these VIEs is excluded, as the underlying assets are reported as follows: $4.8 billion in Loans and $1.5 billion in Available-for-sale securities.

As of March 31, 2004, the commercial exposure ratings profile remained relatively stable compared with December 31, 2003.

Commercial Exposure – selected industry concentration
The Firm continues to focus on the management and diversification of its industry concentrations, with particular attention paid to industries with actual or potential credit concerns. The only significant change in reported industry exposure since December 31, 2003, relates to the Firm’s exposure to Commercial banks, which decreased by $19 billion, or 40%, from December 31, 2003, to $28 billion as of March 31, 2004. The decline was primarily the result of the Firm’s election to net cash received under credit support annexes to legally enforceable master netting agreements, which affected derivative receivables. A significant portion of the Firm’s derivatives portfolio is transacted with customers in the commercial banking industry.

Part I
Item 2 (continued)

Commercial Criticized Exposure
Exposures deemed criticized generally represent a ratings profile similar to a rating of CCC+/Caa1 and lower, as defined by Standard & Poors/Moody’s. Continuing the trend experienced during 2003, the criticized component of the portfolio declined by $1.5 billion, or 17%, during the first quarter of 2004. The decrease was due to debt repayments and facility upgrades as a result of client recapitalizations, additional security and collateral taken in refinancings, client upgrades from improved financial performance and a lack of migration of new exposures into the portfolio. Also contributing to the decrease were gross charge-offs of $0.2 billion.

Enron-related exposure
The Firm’s exposure to Enron and Enron-related entities was reduced from $609 million at December 31, 2003, to $545 million at March 31, 2004. The decrease was primarily due to the reduction of debtor-in-possession financing. At March 31, 2004, secured exposure of $207 million is performing and reported on an amortized cost basis.

Country Exposure
The selection of countries is based on the materiality of the Firm’s exposure and its view of actual or potentially adverse credit conditions. Exposure amounts are adjusted for credit enhancements (e.g., guarantees and letters of credit) provided by third parties located outside the country if the enhancements fully cover the country risk, as well as the commercial risk. In addition, the benefit of collateral, credit derivatives used to manage commercial exposure, and short debt or equity trading positions are taken into account. Total exposure includes exposure to both government and private-sector entities in a country.

The exposure to Brazil was $2.4 billion and $2.0 billion at March 31, 2004, and December 31, 2003, respectively. The exposure to Mexico was $2.4 billion and $1.5 billion at March 31, 2004, and December 31, 2003, respectively. The increase in exposure to Brazil and Mexico over the prior year-end was due to trading positions, both cross-border and local.

The Firm’s exposures to other countries disclosed in JPMorgan Chase’s 2003 Annual Report have had immaterial changes in exposure since year-end 2003. Likewise, during the quarter, the credit conditions in these countries remained stable or improved.

Part I
Item 2 (continued)

Derivative Contracts
For a further discussion of the derivative contracts utilized by JPMorgan Chase in connection with its trading and end-user activities, see Note 19 of this Form 10-Q, and pages 58–61 and Note 28 on pages 116–117 of JPMorgan Chase’s 2003 Annual Report.

The following table summarizes the aggregate notional amounts and the reported derivative receivables (i.e., the MTM or fair value of the derivative contracts after taking into account the effects of legally enforceable master netting agreements) at each of the dates indicated:

Notional amounts and derivative receivables MTM

	Notional amounts(a)		Derivative receivables MTM
	March 31,	December 31,	March 31,		December 31,
(in billions)	2004	2003	2004		2003

Interest rate contracts	$32,914	$31,252	$42		$60
Foreign exchange contracts	1,653	1,582	5		10
Equity	376	328	7		9
Credit derivatives	623	578	3		3
Commodity	29	24	2		2

Total notional and credit exposure	$35,595	$33,764	$59	(b)	$84
Collateral held against derivative receivables	NA	NA	(10)	(b)	(36)

Exposure net collateral	$35,595	$33,764	$49		$48

(a)	The notional amounts represent the gross sum of long and short third-party notional derivative contracts, excluding written options and foreign exchange spot contracts.
(b)
The Firm held $39 billion of collateral against derivative receivables as of March 31, 2004, consisting of $29 billion in net cash received under credit support annexes to legally enforceable master netting agreements, and $10 billion of other highly liquid collateral. The benefit of the $29 billion is reflected within the $59 billion of derivative receivables MTM. Excluded from these collateral amounts is $9 billion of collateral delivered by clients at the initiation of transactions; this collateral secures exposure that could arise in the existing portfolio of derivatives should the MTM of the client’s transactions move in the Firm’s favor. Also excluded are credit enhancements in the form of letter of credit and surety receivables.

The $36 trillion of notional principal of the Firm’s derivative contracts outstanding at March 31, 2004, significantly exceeds, in the Firm’s view, the possible credit losses that could arise from such transactions. For most derivative transactions, the notional principal amount does not change hands; it is simply used as a reference to calculate payments. In terms of current credit risk exposure, the appropriate measure of risk is, in the Firm’s view, the MTM value of the contract. The MTM exposure represents the cost to replace the contracts at current market rates should the counterparty default. When JPMorgan Chase has more than one transaction outstanding with a counterparty, and a legally enforceable master netting agreement exists with the counterparty, the MTM exposure, less collateral held, represents, in the Firm’s view, the appropriate measure of current credit risk with that counterparty as of the reporting date. At March 31, 2004, the MTM value of derivative receivables (after taking into account the effects of legally enforceable master netting agreements and the impact of net cash received under credit support annexes to such legally enforceable master netting agreements) was $59 billion. Further, after taking into account $10 billion of other highly liquid collateral held by the Firm, the net current MTM credit exposure was $49 billion. As of March 31, 2004, based on the MTM value of its derivative receivables and after taking into account the effects of legally enforceable master netting agreements and collateral held, the Firm did not have a concentration to any single derivative receivable counterparty greater than 5%.

While useful as a current view of credit exposure, the net MTM value of derivative receivables does not capture the potential future variability of that credit exposure. To capture this variability, the Firm calculates, on a client-by-client basis, three measures of potential derivatives-related credit loss: Peak, Derivative Risk Equivalent and Average exposure. These measures all incorporate netting and collateral benefits where applicable. The last measure, Average exposure (“AVG”), is used as the basis for the Firm’s Economic view of its credit exposure, upon which it allocates credit capital to the various lines of business. For more information, see page 53 of JPMorgan Chase’s 2003 Annual Report. The amount of these measures did not change significantly since December 31, 2003.

Part I
Item 2 (continued)

The following table reconciles Derivative receivables on a MTM basis with the Firm’s Economic credit exposure, a non-GAAP financial measure, for the dates indicated:

Reconciliation of Derivative Receivables to Economic Credit Exposure
(in billions)	March 31, 2004	December 31, 2003

Derivative receivables:
Derivative receivables MTM	$59	$84
Collateral held against derivatives	(10)	(36)

Derivative receivables – net current exposure	49	48
Reduction in exposure to 3-year average exposure(a)	(16)	(14)

Economic credit exposure	$33	$34

(a)	For a discussion of the three year average exposure, see page 53 of JPMorgan Chase’s 2003 Annual Report.

The MTM value of the Firm’s derivative receivables incorporates a Credit Valuation Adjustment (“CVA”) to reflect the credit quality of counterparties. The CVA was $657 million at March 31, 2004, a slight increase from $635 million at December 31, 2003. The CVA is based on the Firm’s AVG to a counterparty, and on the counterparty’s credit spread in the credit derivatives market. The primary components of changes in CVA are credit spreads, new deal activity or unwinds, and changes in the underlying market environment. For a discussion of the impact of CVA on Trading revenue, see portfolio management activity on page 61 of this Form 10-Q.

The following table summarizes the ratings profile of the Firm’s Consolidated balance sheet derivative receivables MTM, net of cash and other highly liquid collateral, for the dates indicated:

Ratings profile of derivatives receivables MTM
	March 31, 2004		December 31, 2003
(in millions)	Exposure Net	% of Exposure	Exposure Net	% of Exposure
Rating equivalent	of Collateral(a)	Net of Collateral	of Collateral	Net of Collateral

AAA to AA-	$25,623	53%	$24,697	52%
A+ to A-	8,443	17	7,677	16
BBB+ to BBB-	7,509	16	7,564	16
BB+ to B-	6,304	13	6,777	14
CCC+ and below	679	1	822	2

Total	$48,558	100%	$47,537	100%

(a)
The Firm held $39 billion of collateral against derivative receivables as of March 31, 2004, consisting of $29 billion in net cash received under credit support annexes to legally enforceable master netting agreements, and $10 billion of other highly liquid collateral. The benefit of the $29 billion is reflected within the $59 billion of derivative receivables MTM. Excluded from these collateral amounts is $9 billion of collateral delivered by clients at the initiation of transactions; this collateral secures exposure that could arise in the existing portfolio of derivatives should the MTM of the client’s transactions move in the Firm’s favor. Also excluded are credit enhancements in the form of letter of credit and surety receivables.

The Firm actively pursues the use of collateral agreements to mitigate counterparty credit risk in derivatives. The percentage of the Firm’s derivatives transactions subject to collateral agreements decreased slightly to 75% as of March 31, 2004, from 78% at December 31, 2003. The Firm held $39 billion of collateral as of March 31, 2004 (including $29 billion of net cash received under credit support annexes to legally enforceable master netting agreements), compared with $36 billion as of December 31, 2003. The Firm posted $28 billion of collateral as of March 31, 2004, compared with $27 billion at the end of 2003.

Part I
Item 2 (continued)

Certain derivative and collateral agreements include provisions that require both the Firm and the counterparty, upon specified downgrades in their respective credit ratings, to post collateral for the benefit of the other party. The impact on required collateral of a single-notch ratings downgrade to JPMorgan Chase Bank, from its current rating of AA- to A+, would have been an additional $1.3 billion of collateral as of March 31, 2004. The impact of a six-notch ratings downgrade to JPMorgan Chase Bank (from AA- to BBB-) would have been $3.9 billion of additional collateral as of March 31, 2004. Certain derivative contracts also provide for termination of the contract, generally upon JPMorgan Chase Bank being downgraded, at the then-existing MTM value of the derivative receivables.

Use of credit derivatives
The following table presents the Firm’s notional amounts of credit derivatives protection bought and sold as of March 31, 2004, and December 31, 2003:

Credit derivatives positions
	Portfolio management		Dealer/Client
	Notional amount		Notional amount
	Protection	Protection	Protection	Protection
(in millions)	bought(a)	sold	bought	sold	Total

March 31, 2004	$37,107	$—	$292,948	$292,791	$622,846
December 31, 2003	37,349	67	264,389	275,888	577,693

(a)	Includes $2 billion at March 31, 2004, and December 31, 2003, respectively, of portfolio credit derivatives.

JPMorgan Chase has limited counterparty exposure as a result of credit derivatives transactions. Of the $59 billion of total derivative receivables at March 31, 2004, approximately $3 billion, or 5%, was associated with credit derivatives, before the benefit of highly liquid collateral. The use of credit derivatives to manage exposures does not reduce the reported level of assets on the balance sheet or the level of reported off–balance sheet commitments.

Portfolio management activity
In managing its commercial credit exposure, the Firm purchases single-name and portfolio credit derivatives. As of March 31, 2004, the notional outstanding amount of protection purchased via single-name and portfolio credit derivatives was $35 billion and $2 billion, respectively. The Firm also diversifies its exposures by providing (i.e., selling) small amounts of credit protection, which increases exposure to industries or clients where the Firm has little or no client-related exposure. This activity is not material to the Firm’s overall credit exposure: at March 31, 2004, no credit protection had been sold, and credit protection sold totaled $67 million in notional exposure at December 31, 2003.

Use of single-name and portfolio credit derivatives	Notional amount of protection bought
(in millions)	March 31, 2004	December 31, 2003

Credit derivatives used to manage risk related to:
Loans and lending-related commitments	$23,839	$22,471
Derivative receivables	13,268	14,878

Total	$37,107	$37,349

The credit derivatives used by JPMorgan Chase for its portfolio management activities do not qualify for hedge accounting under SFAS 133, and therefore, effectiveness testing under SFAS 133 is not performed. These derivatives are marked to market in Trading revenue. The MTM value incorporates both the cost of credit derivative premiums and changes in value due to movement in spreads and credit events, whereas the loans and lending-related commitments being risk managed are accounted for on an accrual basis in Net interest income and assessed for impairment in the Provision for credit losses. This asymmetry in accounting treatment, between loans and lending-related commitments and the credit derivatives utilized in portfolio management activities, causes earnings volatility that is not representative of the true changes in value of the Firm’s overall credit exposure. The MTM treatment of both the Firm’s credit derivatives used for managing credit exposure (“short” credit positions) and the CVA, which reflects the credit quality of derivatives counterparty exposure (“long” credit positions), provides some natural offset.

Additionally, commercial credit exposure is actively managed through secondary loan and commitment sales that are not associated with loan syndication activity or securitization activity as described in Note 11 of this Form 10-Q. During the first quarter of 2004, proceeds from the sale of $774 million of loans and $700 million of commitments resulted in a net loss of $8 million. During the same period in 2003, the sale of $607 million of loans and $450 million of commitments resulted in a net loss of $12 million.

Part I
Item 2 (continued)

Portfolio management activity in the first quarter of 2004 resulted in $58 million of gains included in Trading revenue. These gains included $26 million related to credit derivatives used to manage the Firm’s credit exposure; of this amount, approximately $21 million was associated with credit derivatives used to manage the risk of accrual lending activities, and the remaining was associated with credit derivatives used to manage the overall derivatives portfolio. The gains were driven by a widening of high-yield credit spreads. Additionally, there were $32 million of gains related to the change in the MTM value of the CVA.

Trading revenue from portfolio management in the first quarter of 2003 resulted in losses of $27 million. The losses consisted of $110 million related to credit derivatives used to manage the Firm’s credit exposure; of this amount, $71 million was associated with credit derivatives used to manage the risk of accrual lending activities, and the remaining was associated with credit derivatives used to manage the risk of the overall derivatives portfolio. The losses were due to an overall global tightening of credit spreads. These losses were offset by $83 million in gains resulting from a decrease in the MTM value of the CVA, the result of spread tightening.

Dealer client activity
As of March 31, 2004, the total notional amounts of protection purchased and sold by the dealer business were both $293 billion. Although the notional amounts were equal as of March 31, 2004, at other times there may be mismatches between these amounts. The mismatch would be the result of the Firm selling protection on large, diversified, predominantly investment-grade portfolios (including the most senior tranches) and then hedging these positions by buying protection on the more subordinated tranches of the same portfolios. In addition, the Firm may use securities to hedge certain derivative positions. Consequently, while there could be a mismatch in notional amounts of credit derivatives, in the Firm’s view, the risk positions are largely matched.

Lending-related commitments
The contractual amount of commercial lending-related commitments was $218 billion at March 31, 2004, compared with $216 billion at December 31, 2003. In the Firm’s view, the total contractual amount of these instruments is not representative of the Firm’s actual credit risk exposure or funding requirements. In determining the amount of credit risk exposure the Firm has to commercial lending-related commitments, which is used as the basis for allocating credit-risk capital to these instruments, the Firm has established a “loan equivalent” amount for each commitment; this represents the portion of the unused commitment or other contingent exposure that is likely, based on average portfolio historical experience, to become outstanding in the event of a default by an obligor.

The following table reconciles the reported contractual amounts of the Firm’s lending-related commitments on a GAAP basis with the Firm’s Economic credit exposure, a non-GAAP financial measure, as of the dates indicated:

Reconciliation of Commercial Lending-Related Commitments to Economic Credit Exposure
(in billions)	March 31, 2004	December 31, 2003
Commercial lending-related commitments:
Reported amount	$218	$216
Loan equivalent (“LEQ”) adjustment(a)	(111)	(109)

Economic credit exposure	$107	$107

(a)	For a discussion of LEQ, see page 53 of JPMorgan Chase’s 2003 Annual Report.

Part I
Item 2 (continued)

CONSUMER CREDIT PORTFOLIO

JPMorgan Chase’s consumer portfolio consists primarily of 1-4 family residential mortgages, credit cards and automobile financings. The consumer portfolio is predominantly U.S.-based. The Firm’s managed consumer portfolio totaled $362 billion at March 31, 2004, an increase of 4% from December 31, 2003. Consumer lending-related commitments increased by 7% to $189 billion at March 31, 2004. The following table presents a summary of consumer credit exposure on a managed basis:

Consumer portfolio
(in millions)	March 31, 2004	December 31, 2003

U.S. consumer:
1–4 family residential mortgages – first liens	$54,284	$54,460
Home equity	21,617	19,252

Total 1–4 family residential mortgages	75,901	73,712
Credit card – reported	15,975	16,793
Automobile financings	39,118	38,695
Other consumer(a)	7,421	7,221

Total consumer loans-reported	138,415	136,421

Credit card securitizations(b)	34,478	34,856
Consumer lending-related commitments:
1–4 family residential mortgages	35,765	28,846
Credit cards	146,116	141,143
Automobile financings	2,858	2,603
Other consumer	4,479	4,331

Total lending-related commitments	189,218	176,923

Total consumer credit portfolio	$362,111	$348,200

(a)	Consists of manufactured housing loans, installment loans (direct and indirect types of consumer finance), student loans, unsecured revolving lines of credit and non-U.S. consumer loans.
(b)	Represents the portion of JPMorgan Chase’s credit card receivables that have been securitized.

The following discussion relates to the specific loan and lending-related commitment categories within the consumer portfolio:

Residential Mortgages: Residential mortgage loans are primarily secured by first mortgages and were $75.9 billion at March 31, 2004, a $2.2 billion increase from year-end 2003. At March 31, 2004, the Firm had $2.6 billion of sub-prime residential mortgage loans, of which $2.1 billion were held for sale. At December 31, 2003, sub-prime residential mortgage loans outstanding were $1.9 billion, of which $1.4 billion were held for sale. Lending-related commitments on 1–4 family residential mortgages increased by $6.9 billion, or 24%, due to new business.

Credit Cards: JPMorgan Chase analyzes its credit card portfolio on a managed basis, which includes credit card receivables on the Consolidated balance sheet and those that have been securitized. Managed credit card receivables were approximately $50.5 billion at March 31, 2004, a decrease of 2% compared with year-end 2003. The lower amount of receivables primarily reflects seasonal factors. Lending-related commitments on credit cards increased by $5.0 billion, or 4%, due to new business.

Automobile Financings: Automobile financings increased by $423 million at March 31, 2004, when compared with year-end 2003. This increase was driven by originations of $6.8 billion during the first quarter of 2004, a 24% increase over originations in the fourth quarter of 2003.

Other Consumer: Other consumer loans of $7.4 billion at March 31, 2004, increased by 3% compared with year-end levels.

Part I
Item 2 (continued)

Commercial and consumer nonperforming exposure and net charge-offs

The following table presents a summary of credit-related nonperforming, past due and net charge-off information for the dates indicated:

	Nonperforming		Nonperforming assets		Past due 90 days and				Average annual
	assets		as a % of total		over and accruing		Net charge-offs		net charge-off rate
	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	First quarter		First quarter
(in millions, except ratios)	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003

Commercial loans:
Loans–U.S.	$976	$1,092	2.06%	2.10%	$56	$41	$11	$118	0.09%	0.86%
Loans–Non-U.S.	839	947	2.63	3.05	26	5	91	174	1.18	2.07

Total commercial loans(a) (b)	1,815	2,039	2.29	2.45	82	46	102	292	0.50	1.32

Consumer loans
U.S. consumer:
1–4 family residential mortgages – first liens	285	291	0.53	0.53	—	—	2	5	0.02	0.04
Home equity	59	58	0.27	0.30	—	—	3	2	0.06	0.05

Total residential loans	344	349	0.45	0.47	—	—	5	7	0.03	0.04
Credit card – reported(c)	10	11	0.06	0.07	230	248	257	275	6.30	6.17
Automobile financings	107	119	0.27	0.31	—	—	40	46	0.41	0.53
Other consumer(d)	58	66	0.78	0.91	19	21	40	50	2.06	2.54

Total consumer loans	519	545	0.37	0.40	249	269	342	378	1.01	1.21

Total loans reported(b)	2,334	2,584	1.07	1.18	331	315	444	670	0.82	1.26

Derivative receivables	240	253	0.41	0.30	—	—	NA	NA	NA	NA
Other receivables	108	108	100	100	NA	NA	NA	NA	NA	NA
Assets acquired in loan satisfactions(e)	200	216	NA	NA	NA	NA	NA	NA	NA	NA

Total credit-related assets	2,882	3,161	1.04	1.04	331	315	444	670	0.82	1.26
Credit card securitizations(f)	—	—	—	—	854	879	473	457	5.53	5.82

Total(g)	$2,882	$3,161	0.93%	0.93%	$1,185	$1,194	$917	$1,127	1.46%	1.85%

Purchased held for sale commercial loans(h)	$331	$22	NA	NA	—	—	NA	NA	NA	NA

Credit derivatives hedges notional(i)	$(123)	$(123)	NA	NA	NA	NA	NA	NA	NA	NA

(a)	Average annual net charge-off rate would have been 0.53% for the quarter ended March 31, 2004, excluding the impact of the adoption of FIN 46.
(b)	Excludes purchased HFS commercial loans.
(c)
In connection with charge-offs, during the three months ended March 31, 2004 and 2003, $107 million and $90 million, respectively, of accrued credit card interest and fees were reversed and recorded as a reduction of interest income and fee revenue.

(d)	Consists of manufactured housing loans, installment loans (direct and indirect types of consumer finance), student loans, unsecured revolving lines of credit and non-U.S. consumer loans.
(e)
At March 31, 2004, and December 31, 2003, includes $9 million and $9 million, respectively, of commercial assets acquired in loan satisfactions, and $191 million and $207 million, respectively, of consumer assets acquired in loan satisfactions.

(f)	Represents securitized credit cards. For a further discussion of credit card securitizations, see page 41 of JPMorgan Chase’s 2003 Annual Report.
(g)
At March 31, 2004, and December 31, 2003, excludes $2.1 billion and $2.3 billion, respectively, of residential mortgage receivables in foreclosure status that are insured by government agencies. These amounts are excluded as reimbursement is proceeding normally.

(h)	Represents distressed commercial loans purchased as part of IB’s proprietary investing activities.
(i)
Represents the notional amount of single-name and portfolio credit derivatives used to manage the credit risk of commercial credit exposure; these derivatives do not qualify for hedge accounting under SFAS 133.

Total nonperforming assets (excluding purchased held-for-sale commercial loans) were $2.9 billion at March 31, 2004, a decline of $279 million, or 9%, from December 31, 2003. The decline was primarily in the commercial portfolio, as a result of gross charge-offs of $184 million taken during the quarter. Commercial loan net charge-offs for the three months ended March 31, 2004, were

Part I
Item 2 (continued)

$102 million, including $82 million of recoveries, compared with $292 million of net charge-offs for the three months ended March 31, 2003. The charge-off rate for commercial loans was 0.50% for the first quarter of 2004, compared with 0.04% for the fourth quarter of 2003 and 1.32% for the first quarter of 2003. Commercial net charge-offs in 2004 are expected to decline, but at a slower pace than the decline experienced in the second half of 2003.

For Credit Card loans on a reported basis, the net charge-off rate for the first quarter of 2004 was 6.30%, compared with 6.17% for the first quarter of 2003 and down from 6.66% for the fourth quarter of 2003. Although net charge-offs in the first quarter of 2004 were lower than in the prior-year period, the increase in the net charge-off rate was driven by a lower average balance. Likewise, the credit card loan net charge-off rate on the securitized credit card portfolio for the three months ended March 31, 2004, was 5.53%, down from 5.82% in the first quarter of 2003. The decrease was due to an average balance that increased at a rate greater than the increase in net charge-offs during the first quarter of 2004. Management expects consumer net charge-off rates to remain stable for the next several quarters.

Summary of changes in the allowance for credit losses

	2004				2003
(in millions)	Commercial	Consumer	Residual	Total	Commercial		Consumer		Residual	Total

Loans:
Beginning balance at January 1	$1,371	$2,257	$895	$4,523	$2,216		$2,360		$774	$5,350
Net charge-offs	(102)	(342)	—	(444)	(292)		(378)		—	(670)
Provision for loan losses	(141)	262	(79)	42	194		411		65	670
Other	(1)	—	—	(1)	—		(138	)(c)	3	(135)

Ending balance at March 31	$1,127 (a)	$2,177	$816	$4,120	$2,118	(a)	$2,255		$842	$5,215

Lending-related commitments:
Beginning balance at January 1	$277	$—	$47	$324	$324		—		$39	$363
Provision for lending- related commitments	(27)	—	—	(27)	65		—		8	73

Ending balance at March 31	$250 (b)	$—	$47	$297	$389	(b)	—		$47	$436

(a)
Includes $716 million and $411 million of commercial specific and commercial expected loss components, respectively, at March 31, 2004. Includes $1,528 million and $590 million of commercial specific and commercial expected loss components, respectively, at March 31, 2003.

(b)
Includes $146 million and $104 million of commercial specific and commercial expected loss components, respectively, at March 31, 2004. Includes $305 million and $84 million of commercial specific and commercial expected loss components, respectively, at March 31, 2003.

(c)	Represents the transfer of the allowance for accrued fees on securitized credit card loans.

Credit costs
For the three months
ended March 31,	2004				2003
(in millions)	Commercial	Consumer	Residual	Total	Commercial	Consumer	Residual	Total

Provision for loan losses	$(141)	$262	$(79)	$42	$194	$411	$65	$670
Provision for lending- related commitments	(27)	—	—	(27)	65	—	8	73
Securitized credit losses	—	473	—	473	—	457	—	457

Total managed credit costs	$(168)	$735	$(79)	$488	$259	$868	$73	$1,200

Overall: The allowance for credit losses decreased from December 31, 2003, to March 31, 2004 reflecting declines across all components of the allowance.

Loans: JPMorgan Chase’s allowance for loan losses is intended to cover probable credit losses as of March 31, 2004, for which either the asset is not specifically identified or the size of the loss has not been fully determined. The allowance has both specific and expected loss components and a residual component. As of March 31, 2004, management deemed the allowance to be adequate (i.e., sufficient to absorb losses that currently may exist but are not yet identifiable). The allowance for loan losses declined by $403 million from year-end 2003 and $1.1 billion from March 31, 2003.

Part I
Item 2 (continued)

The commercial specific loss component of the allowance was $716 million at March 31, 2004, a decrease of $201 million, or 22%, from year-end 2003. The decrease was primarily attributable to reduced credit exposure as well as charge-offs taken.

The commercial expected loss component of the allowance was $411 million at March 31, 2004, a decrease of $43 million, or 9%, from year-end 2003. The decrease reflected improvement in credit quality.

The consumer expected loss component of the allowance was $2.2 billion at March 31, 2004, a decline of $80 million, or 4%, from year-end 2003. The decrease was primarily attributable to reduced credit card balances, which experienced seasonal highs at year-end 2003, as well as lower manufactured housing net charge-off rates.

The residual component of the allowance was $816 million at March 31, 2004, a decrease of $79 million from year-end 2003. The reduction was a result of complying with the Firm’s internal policy of maintaining the residual component within a target range of 10% to 20% of the total allowance, including the residual component. At March 31, 2004, the residual component represented approximately 20% of the total allowance for loan losses. The formula-based commercial specific and expected components do not consider uncertainties in the economic environment or the impact of concentrations in the commercial loan portfolio. These uncertainties are addressed by the residual component of the allowance, which incorporates management’s judgment. If current trends in commercial loan quality continue, the Firm’s policies may require a further reduction in the overall allowance, including the residual component.

Lending-related commitments: To provide for the risk of loss inherent in the Firm’s process of extending credit, management also computes specific and expected loss components, as well as a residual component, for commercial lending-related commitments. These are computed using a methodology similar to that used for the commercial loan portfolio, modified for expected maturities and probabilities of drawdown. This allowance, which is reported in Other liabilities, was $297 million, $324 million and $436 million at March 31, 2004, December 31, 2003, and March 31, 2003, respectively. The allowance for lending-related commitments decreased by $27 million during the three months ended March 31, 2004, due to improvement in the credit quality of the portfolio.

MARKET RISK MANAGEMENT

Risk management process

For a discussion of the Firm’s market risk management organization, see pages 66-67 of JPMorgan Chase’s 2003 Annual Report.

Value-at-Risk

JPMorgan Chase’s statistical risk measure, VAR, gauges the potential loss from adverse market moves in an ordinary market environment and provides a consistent cross-business measure of risk profiles and levels of risk diversification. Each business day, the Firm undertakes a comprehensive VAR calculation that includes both trading and nontrading activities, including the private equity business. The Firm calculates VAR using a one-day time horizon and a 99% confidence level. This means the Firm would expect to incur losses greater than that predicted by VAR estimates only once every 100 trading days, or about 2.5 times a year. For the quarter ended March 31, 2004, there were no days on which actual Firmwide market risk-related losses exceeded corporate VAR. For a further discussion of the Firm’s VAR methodology, see pages 67-68 of JPMorgan Chase’s 2003 Annual Report.

The table below shows trading VAR by risk type. Details of the VAR exposures are discussed in the Trading Risk section below.

Trading VAR by risk type

	Three Months Ended March 31, 2004
	Average	Minimum		Maximum
(in millions)	VAR	VAR		VAR		At March 31, 2004

By risk type:
Interest rate	$84.0	$58.8		$108.6		$58.8
Foreign exchange	22.2	11.5		32.5		28.4
Equities	40.6	27.8		57.8		27.8
Commodities	2.5	1.4		3.9		1.5
Hedge fund investment(a)	5.7	5.5		5.8		5.6
Less: portfolio diversification	(49.5)	NM	(c)	NM	(c)	(38.1)

Total Trading VAR(b)	$105.5	$84.0		$134.1		$84.0

Part I
Item 2 (continued)

	Three Months Ended December 31, 2003
	Average	Minimum		Maximum
(in millions)	VAR	VAR		VAR		At December 31, 2003

By risk type:
Interest rate	$75.8	$56.8		$101.4		$83.7
Foreign exchange	20.3	15.8		27.5		23.5
Equities	40.9	9.3		51.6		45.6
Commodities	2.7	1.7		4.8		3.3
Hedge fund investments(a)	5.4	4.8		5.6		5.5
Less: portfolio diversification	(50.6)	NM	(c)	NM	(c)	(58.4)

Total Trading VAR(b)	$94.5	$65.8		$114.7		$103.2

(a)
Represents investment in numerous hedge funds that are diversified by strategic goals, investment strategies, industry concentrations, portfolio size and management styles. They are passive, long-term investments made by JPMorgan Chase, generally as a limited partner, and are marked to market. Individual hedge funds may have exposure to interest rate, foreign exchange, equity and commodity risk within their portfolio risk structures.

(b)	Amounts exclude VAR related to the Firm’s private equity business. For a discussion of Private equity risk management, see page 74 of JPMorgan Chase’s 2003 Annual Report.
(c)
Designated as NM because the minimum and maximum may occur on different days for different risk components, and hence it is not meaningful to compute a portfolio diversification effect. In addition, JPMorgan Chase’s average and period-end VARs are less than the sum of the VARs of its market risk components, due to risk offsets resulting from portfolio diversification.

Trading risk

The largest contributor to trading VAR in the first quarter of 2004 was interest rate risk, which includes credit spread risk. Before portfolio diversification, interest rate risk accounted for roughly 54% of the average Trading Portfolio VAR. The diversification effect, which on average reduced the daily average Trading Portfolio VAR by $49.5 million in the first quarter, reflects the fact that the largest losses for different positions and risks do not typically occur at the same time. The risk of a portfolio of positions is therefore usually less than the sum of the risks of the positions themselves. The degree of diversification is determined both by the extent to which different market variables tend to move together, and by the extent to which different businesses have similar positions.

Average trading VAR rose to $105.5 million from $94.5 million in the previous quarter. The increase was driven by a rise in interest rate VAR, primarily due to increased risk positions, greater market volatility and higher correlation between lines of business.

In contrast, period-end VAR declined to $84.0 million at March 31, 2004, from $103.2 million at December 31, 2003, primarily driven by a decrease in interest rate VAR due to reduced risk positions and lower correlation between lines of business.

For a complete discussion of the Firm’s Trading Risk, see page 70 of JPMorgan Chase’s 2003 Annual Report.

VAR backtesting

To evaluate the soundness of its VAR model, the Firm conducts daily backtesting of VAR against actual financial results, based on daily market risk-related revenue. Market risk-related revenue is defined as the daily change in value of the mark-to-market trading portfolios plus any trading-related net interest income, brokerage commissions, underwriting fees or other revenue.

The Firm’s definition of market risk-related revenue is consistent with the Federal Reserve Board’s implementation of the Basel Committee’s market risk capital rules. The histogram below illustrates the Firm’s daily market risk-related revenue for trading businesses for the first quarter of 2004. The chart shows that the Firm posted positive daily market risk-related revenue on 61 out of 64 days in the first quarter, with five days exceeding $100 million. The inset graph looks at those days on which the Firm experienced trading losses and depicts the amount by which the VAR exceeded the actual loss on each of those days. Losses were sustained on three days, with no loss greater than $10.6 million, below the losses predicted by the VAR measure.

Part I
Item 2 (continued)

Economic-value stress testing

While VAR reflects the risk of loss due to unlikely events in normal markets, stress testing captures the Firm’s exposure to unlikely but plausible events in abnormal markets. JPMorgan Chase performs a number of different scenario-based stress tests monthly. Three corporate-wide stress tests are performed on all business lines with trading activity. Scenarios are continually reviewed and updated to reflect changes in the Firm’s risk profile and economic events.

The following table represents the worst-case potential economic-value stress-test loss (pre-tax) in the Firm’s trading portfolio as predicted by stress-test scenarios:

Trading economic value stress-test loss results – pre-tax

For the three months
ended	March 31, 2004				December 31, 2003
				At				At
(in millions)	Avg.	Min.	Max.	March 11	Avg.	Min.	Max.	Dec. 4

Stress-test loss – pre-tax	$(779)	$(522)	$(1,158)	$(1,158)	$(459)	$(366)	$(574)	$(436)

The worst-case results of the three corporate-wide stress tests are shown above. These scenarios are based on historical events and incorporate economic relationships among market prices. The March 11, 2004 and the first quarter 2004 maximum and minimum results are from the “Equity Market Collapse” stress scenario, which is broadly modeled on the events of October 1987. Under this scenario, there is a significant equity sell-off along with a decline in credit prices and interest rates rally in major currencies. Results from March 11 reflect equity cash underwriting and options positions held by the Firm on that date, which led to losses under the “Equity Market Collapse” stress scenario. Positions that drove the stress-test results subsequently declined and were materially lower at the end of the first quarter of 2004.

The December 4, 2003, results are also from the “Equity Market Collapse” scenario. The fourth quarter 2003 maximum and minimum results are from the “Bond Market Collapse” stress scenario. Under this stress scenario, interest rates rise sharply in major currencies, accompanied by moderate credit spread widening and equity price declines. For a further discussion of the Firm’s stress testing methodology, see pages 68-69 of the 2003 Annual Report.

Part I
Item 2 (continued)

The Firm conducts simulations of NII for its nontrading activities under a variety of interest rate scenarios, which are consistent with the scenarios used for economic-value stress testing. NII stress tests measure the potential change in the Firm’s NII over the next 12 months. These stress tests highlight exposures to various rate-sensitive factors, such as the rates themselves (e.g., the prime lending rate), pricing strategies on deposits and changes in product mix. The stress tests also take into account forecasted balance sheet changes, such as asset sales and securitizations, as well as prepayment and reinvestment behavior.

The following table shows the change in the Firm’s NII over the next 12 months that would result from uniform increases or decreases of 100 basis points in all interest rates. For the quarter ended March 31, 2004, JPMorgan Chase’s largest potential NII stress-test loss was estimated at $209 million, primarily the result of increased funding costs associated with a +100 basis-points parallel change. JPMorgan Chase’s NII stress-test loss of $102 million for a -100 basis-points parallel change is primarily the result of potential compression in deposit spreads associated with a further interest rate decline in a low rate environment.

Nontrading NII stress-test loss results – pre-tax

March 31, (in millions)	2004	2003

+ 100bp parallel change	$(209)	$24
- 100bp parallel change	(102)	(292)

However, JPMorgan Chase believes that the standard +100/-100 basis-points parallel change stress-test scenarios do not adequately reflect the actual complexity of markets. To that end, the Firm also applies several additional scenarios to test how NII would change in response to unlikely but plausible events in abnormal markets. The worse-case stress-test loss scenario simulates the yield curve and spread changes that occurred during 1994, when the Federal Open Market Committee raised interest rates six times for a total of 250 basis points. This scenario indicates that the Firm’s U.S. dollar NII stress-test loss would be approximately $125 million.

Other statistical and nonstatistical risk measures

For a discussion of the Firm’s other risk measures, see page 69 of JPMorgan Chase’s 2003 Annual Report.

Capital allocation for market risk

For a discussion of the Firm’s capital allocation for market risk, see page 71 of JPMorgan Chase’s 2003 Annual Report.

Risk monitoring and control

For a discussion of the Firm’s risk monitoring and control process, including limits, qualitative risk assessments, model review, and policies and procedures, see pages 71-72 of JPMorgan Chase’s 2003 Annual Report.

OPERATIONAL RISK MANAGEMENT

For a discussion of JPMorgan Chase’s operational risk management, refer to pages 72-74 of JPMorgan Chase’s 2003 Annual Report.

PRIVATE EQUITY RISK MANAGEMENT

For a discussion of JPMorgan Chase’s private equity risk management, refer to page 74 of JPMorgan Chase’s 2003 Annual Report. While JPMorgan Chase computes VAR on its public equity holdings, the potential loss calculated by VAR may not be indicative of the loss potential for these holdings due to the fact that most of the positions are subject to sale restrictions and, often, represent significant concentration of ownership. Because VAR assumes that positions can be exited in a normal market, JPMorgan Chase believes that the VAR for public equity holdings does not necessarily represent the true value-at-risk for these holdings.

SUPERVISION AND REGULATION

The following discussion should be read in conjunction with the Supervision and Regulation section on pages 1-5 of JPMorgan Chase’s 2003 Form 10-K.

Dividends

JPMorgan Chase’s bank subsidiaries could pay dividends to their respective bank holding companies, without the approval of their relevant banking regulators, in amounts up to the limitations imposed upon such banks by regulatory restrictions. These limitations, in the aggregate, totaled approximately $5.1 billion at March 31, 2004.

Part I
Item 2 (continued)

CRITICAL ACCOUNTING ESTIMATES USED BY THE FIRM

The Firm’s accounting policies and use of estimates are integral to understanding the reported results. The Firm’s most complex accounting estimates require management’s judgment to ascertain the valuation of assets and liabilities. The Firm has established detailed policies and control procedures intended to ensure that valuation methods, including any judgments made as part of such methods, are well controlled, independently reviewed and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The Firm believes its estimates for determining the valuation of its assets and liabilities are appropriate. For a further description of the Firm’s critical accounting estimates involving significant management valuation judgments, see pages 74-77 and the Notes to Consolidated Financial Statements in JPMorgan Chase’s 2003 Annual Report.

Allowance for Credit Losses

The Firm’s allowance for loan losses is sensitive to the risk rating assigned to a loan. Assuming, for all commercial loans, a one-notch downgrade in the Firm’s internal risk ratings, the allowance for loan losses for commercial loans would increase by approximately $450 million at March 31, 2004. Furthermore, assuming a 10% increase in the loss severity on all downgraded noncriticized loans, the allowance for commercial loans would increase by approximately $50 million at March 31, 2004. These sensitivity analyses are hypothetical and should be used with caution. The purpose of these analyses is to provide an indication of the impact risk ratings and loss severity have on the estimate of the allowance for loan losses for commercial loans. It is not intended to imply management’s expectation of future deterioration in risk ratings or changes in loss severity. Given the process the Firm follows in determining risk ratings of its loans and assessing loss severity, management believes the risk ratings and loss severity currently assigned to commercial loans are appropriate. Furthermore, the likelihood of a one-notch downgrade for all commercial loans within a short time frame is remote.

Trading and Available-for-Sale Portfolios

The following table summarizes the Firm’s trading and available-for-sale portfolios by valuation methodology at March 31, 2004:

	Trading Assets		Trading Liabilities
	Securities		Securities		AFS
	purchased(a)	Derivatives(b)	sold(a)	Derivatives(b)	securities

Fair value based on:
Quoted market prices	91%	3%	94%	2%	93%
Internal models with significant observable market parameters	8	96	4	97	3
Internal models with significant unobservable market parameters	1	1	2	1	4

Total	100%	100%	100%	100%	100%

(a)	Reflected as debt and equity instruments on the Firm’s Consolidated balance sheet.
(b)
Based on gross mark-to-market valuations of the Firm’s derivatives portfolio prior to netting positions pursuant to FIN 39, as cross-product netting is not relevant to an analysis based upon valuation methodologies.

MSRs and certain other retained interests

For a discussion of the most significant assumptions used to value these retained interests, as well as the applicable stress tests for those assumptions, see Notes 13 and 16 on pages 100-103 and 107-109, respectively, of JPMorgan Chase’s 2003 Annual Report.

ACCOUNTING AND REPORTING DEVELOPMENTS

Consolidation of variable interest entities

In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) to address various technical corrections and implementation issues that have arisen since the issuance of FIN 46. Effective March 31, 2004, JPMorgan Chase implemented FIN 46R for all variable interest entities (VIEs), excluding certain investments made by JPMP. For further details regarding FIN 46, refer to Note 12 on pages 14-16 of this Form 10-Q.

Impairment of available-for-sale and held-to-maturity securities

In March 2004, the EITF reached a consensus on EITF Issue 03-1, determining the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS 115 (including individual securities and investments in mutual funds) and to investments accounted for under the cost method. The provisions of this EITF are effective for reporting periods beginning after June 15, 2004; thus, the Firm will implement the new provisions effective July 1,

Part I
Item 2 (continued)

2004. The Firm does not believe that the application of EITF Issue 03-1 will have a material impact on the Firm’s Consolidated financial statements.

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

Accounting for interest rate lock commitments (“IRLCs”)

IRLCs associated with mortgages to be held for sale represent commitments to extend credit at specified interest rates. On March 9, 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105 – Application of Accounting Principles to Loan Commitments (“SAB 105”), which summarizes the views of the SEC staff regarding the application of GAAP to loan commitments accounted for as derivative instruments. SAB 105 states that the value of the servicing asset should not be included in the estimate of fair value of IRLCs. SAB 105 is applicable for all IRLCs accounted for as derivatives and entered into on or after April 1, 2004.

Prior to April 1, 2004, JPMorgan Chase recorded IRLCs at estimated fair value. The fair value of IRLCs included an estimate of the value of the loan servicing right inherent in the underlying loan, net of the estimated costs to close the loan. Beginning April 1, 2004, and as a result of SAB 105, there will be no fair value assigned to IRLCs on the date they are entered into, with any initial expected gain being recognized upon the sale of the resultant loan. Also in connection with SAB 105, the Firm will record any changes in the value of the IRLCs excluding the servicing asset component due to changes in interest rates after they are locked. Adopting SAB 105 will not have a material impact on the Firm’s Consolidated financial statements.

Management’s Report on Internal Control over Financial Reporting

In June 2003, the Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with its 2004 Annual Report, JPMorgan Chase will be required to include a report of management of the Firm’s internal control over financial reporting.

The internal control report must include a statement: of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Firm; of management’s assessment of the effectiveness of the Firm’s internal control over financial reporting as of year-end; of the framework used by management to evaluate the effectiveness of the Firm’s internal control over financial reporting; and that the Firm’s independent accounting firm has issued an attestation report on management’s assessment of the Firm’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report. The Firm intends to be in compliance with the requirements of Section 404 when they become effective in 2004.

Part I
Item 2 (continued)

J.P. MORGAN CHASE & CO.
FINANCIAL HIGHLIGHTS
(in millions, except per share data, ratios and employees)

				First quarter change
Selected income statement data	1Q 2004	4Q 2003	1Q 2003	4Q 2003		1Q 2003

Revenue	$8,977	$8,068	$8,406	11%		7%
Provision for credit losses	15	139	743	(89)		(98)
Noninterest expense	6,059	5,220	5,541	16		9
Income tax expense	973	845	722	15		35
Net income	$1,930	$1,864	$1,400	4		38
Per common share:
Net income per share
Basic	$0.94	$0.92	$0.69	2		36
Diluted	0.92	0.89	0.69	3		33
Cash dividends declared	0.34	0.34	0.34	—		—
Book value at period end	22.62	22.10	20.73	2		9
Average common shares outstanding:
Basic	2,032.3	2,016.2	1,999.8	1		2
Diluted	2,092.7	2,079.3	2,021.9	1		4
Common shares at period-end	2,081.7	2,042.6	2,030.0	2		3
Financial ratios(a)
Return on average assets	1.01%	0.95%	0.73%	6	bp	28	bp
Return on average common equity	17	17	13	—		400
Common dividend payout ratio	38	38	50	—		(1,200)
Effective income tax rate	34	31	34	300		—
Overhead ratio	67	65	66	200		100
Capital ratios
Tier 1 capital ratio	8.4%	8.5%	8.4%	(10)	bp	—	bp
Total capital ratio	11.4	11.8	12.2	(40)		(80)
Tier 1 leverage ratio	5.9	5.6	5.0	30		90
Selected balance sheet items:
Net loans	$213,510	$214,995	$212,256	(1)%		1%
Total assets	801,078	770,912	755,156	4		6
Deposits	336,886	326,492	300,667	3		12
Long-term debt(b)	56,794	54,782	48,290	4		18
Common stockholders’ equity	47,092	45,145	42,075	4		12
Total stockholders’ equity	48,101	46,154	43,084	4		12
Full-time equivalent employees	93,285	93,453	93,878	—		(1)
Share price:(c)
High	$43.84	$36.99	$28.29	19		55
Low	36.30	34.45	20.13	5		80
Close	41.95	36.73	23.71	14		77

(a)	Based on annualized amounts.
(b)
Includes Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities and Guaranteed preferred beneficial interests in capital debt securities issued by consolidated trusts. Excludes $2.9 billion and $2.4 billion of FIN 46 long-term beneficial interests at March 31, 2004 and December 31, 2003, respectively, included in Beneficial interests issued by consolidated variable interest entities on the Consolidated balance sheet.

(c)
JPMorgan Chase’s common stock is listed and traded on the New York Stock Exchange, the London Stock Exchange Limited and the Tokyo Stock Exchange. The high, low and closing prices of JPMorgan Chase’s common stock are from the New York Stock Exchange Composite Transaction Tape.

Part I
Item 2 (continued)

J.P. MORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEET, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

	First Quarter 2004			First Quarter 2003
	Average		Rate	Average		Rate
	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)

ASSETS
Deposits with Banks	$21,535	$87	1.62%	$9,998	$63	2.58%
Federal Funds Sold and Securities Purchased under Resale Agreements	82,555	307	1.49	87,657	474	2.19
Securities Borrowed	48,609	94	0.77	38,654	97	1.02
Trading Assets – Debt and Equity Instruments	166,389	1,800	4.35	161,753	1,850	4.64
Securities: Available-for-sale	63,726	667	4.21 (a)	83,864	955	4.62 (a)
Held-to-maturity	266	3	4.43	390	8	8.78
Loans	217,478	2,533	4.69	215,882	2,835	5.32

Total Interest-Earning Assets	600,558	5,491	3.68	598,198	6,282	4.26
Allowance for Loan Losses	(4,486)			(5,498)
Cash and Due from Banks	20,255			16,718
Trading Assets – Derivative Receivables	58,956			86,447
Other Assets	96,035			82,373

Total Assets	$771,318			$778,238

LIABILITIES
Interest-Bearing Deposits	$238,206	$814	1.37%	$225,389	$1,068	1.92%
Federal Funds Purchased and Securities Sold under Repurchase Agreements	145,370	448	1.24	191,163	726	1.54
Commercial Paper	13,153	31	0.96	14,254	46	1.30
Other Borrowings(b)	80,388	913	4.57	68,453	842	4.99
Beneficial interests issued by consolidated VIEs(c)	9,764	39	1.60	NA	NA	NA
Long-Term Debt	53,574	403	3.02	46,001	366	3.23

Total Interest-Bearing Liabilities	540,455	2,648	1.97	545,260	3,048	2.27

Noninterest-Bearing Deposits	76,147			74,345
Trading Liabilities – Derivative Payables	53,223			67,156
All Other Liabilities, Including the Allowance for Lending- Related Commitments	54,666			48,610

Total Liabilities	724,491			735,371

STOCKHOLDERS’ EQUITY
Preferred Stock	1,009			1,009
Common Stockholders’ Equity	45,818			41,858

Total Stockholders’ Equity	46,827			42,867

Total Liabilities, Preferred Stock of Subsidiary and Stockholders’ Equity	$771,318			$778,238

INTEREST RATE SPREAD			1.71%			1.99%

NET INTEREST INCOME AND NET YIELD ON INTEREST-EARNING ASSETS		$2,843	1.90%		$3,234	2.19%

(a)	For the three months ended March 31, 2004, and March 31, 2003, the annualized rate for available-for-sale securities based on amortized cost was 4.22% and 4.70%, respectively.
(b)	Includes securities sold but not yet purchased.
(c)	Not applicable for periods prior to the Firm’s adoption of FIN 46 on July 1, 2003.

Part I
Item 2 (continued)
GLOSSARY OF TERMS

AICPA: American Institute of Certified Public Accountants.

Asset capital tax: Capital allocated to each business segment based on its average asset level and certain off–balance sheet credit-related exposures; reflects the need for the Firm to maintain minimum leverage ratios to meet bank regulatory definitions of “well capitalized.”

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

Average managed assets: Includes credit card receivables that have been securitized.

Average tangible allocated capital: Average allocated capital less the average capital allocated for goodwill.

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

EITF: Emerging Issues Task Force.

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

Managed credit card receivables: Refers to credit card receivables on the Firm’s balance sheet plus credit card receivables that have been securitized.

Mark-to-market exposure: Mark-to-market exposure is a measure, at a point in time, of the value of a derivative or foreign exchange contract in the open market. When the mark-to-market value is positive, it indicates the counterparty owes JPMorgan

Part I
Item 2 (continued)

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

NM: Not meaningful.

Operating (Managed) Basis or Operating Earnings: In addition to analyzing the Firm’s results on a reported basis, management looks at results on an “operating basis,” which is a non-GAAP financial measure. The definition of operating basis starts with the reported U.S. GAAP results. In the case of the Investment Bank, the operating basis includes the reclassification of net interest income related to trading activities to Trading revenue. In the case of Chase Financial Services and Chase Cardmember Services, “operating” or “managed” basis excludes the impact of credit card securitizations. These adjustments do not change JPMorgan Chase’s reported net income.

Operational risk: The risk of loss resulting from inadequate or failed processes or systems, human factors or external events.

Other Consumer Loans: Consists of manufactured housing loans, installment loans (direct and indirect types of consumer finance), student loans, unsecured revolving lines of credit and non-U.S. consumer loans.

Overhead ratio: Noninterest expense as a percentage of revenue before provision for credit losses.

Return on Tangible Allocated Capital: Operating earnings less preferred dividends as a percentage of average allocated capital, excluding the capital allocated for goodwill.

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

Staff Accounting Bulletin (“SAB”) 105: “Application of Accounting Principles to Loan Commitments.”

Statement of Position (“SOP”) 03-3: “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”

Stress testing: A scenario that measures market risk under unlikely but plausible events in abnormal markets.

Tangible shareholder value added: SVA less the impact of goodwill on operating earnings and capital charges.

Unaudited: The financial statements and information included throughout this document are unaudited, and have not been subjected to auditing procedures sufficient to permit an independent certified public accountant to express an opinion.

U.S. GAAP: Accounting principles generally accepted in the United States of America.

Value-at-Risk (“VAR”): A measure of the dollar amount of potential loss from adverse market moves in an ordinary market environment.

Part I
Item 2 (continued)

IMPORTANT FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. These uncertainties include: the ability to obtain governmental approvals of the merger on the proposed terms and schedule; the failure of JPMorgan Chase and Bank One stockholders to approve the merger; the risk that the businesses will not be integrated successfully; the risk that the cost savings and any revenue synergies from the merger may not be fully realized or may take longer to realize than expected; the risk that excess capital is not generated from the merger as anticipated or not utilized in an accretive manner; the risk that disruption from the merger may make it more difficult to maintain relationships with clients, employees or suppliers; the risk of adverse movements or volatility in the debt and equity securities markets or in interest or foreign exchange rates or indices; the risk of adverse impacts from an economic downturn; the risk of a downturn in domestic or foreign securities and in trading conditions or markets; the risks involved in deal completion, including an adverse development affecting a customer or the inability by a customer to receive a regulatory approval; the risks associated with increased competition; the risks associated with unfavorable political and diplomatic developments; the risks associated with adverse changes in domestic or foreign governmental or regulatory policies, including adverse interpretations of regulatory guidelines; the risk that material litigation or investigations will be determined adversely to the Firm; the risk that a downgrade in the Firm’s credit ratings will adversely affect the Firm’s businesses or investor sentiment; the risk that management’s assumptions and estimates used in applying the Firm’s critical accounting policies prove unreliable, inaccurate or not predictive of actual results; the risk that the Firm’s business continuity plans or data security systems prove not to be sufficiently adequate; the risk that external vendors are unable to fulfill their contractual obligations to the Firm; the risk that the merger integration will not be successful or that the revenue synergies and cost savings anticipated from the merger may not be fully realized or may take longer to realize than expected; the risk that the integration process may result in the disruption of ongoing business or in the loss of key employees or may adversely affect relationships with employees, clients or suppliers; the risk that the credit, market, liquidity, private equity and operational risks associated with the various businesses of JPMorgan Chase are not successfully managed; or other factors affecting operational plans. Additional factors that could cause results to differ materially from those described in the forward-looking statements can be found in the JPMorgan Chase Annual Report on Form 10-K for the year-ended December 31, 2003, filed with the Securities and Exchange Commission and available at the Securities and Exchange Commission’s internet site (http://www.sec.gov).

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

Item 3 Quantitative and Qualitative Disclosures about Market Risk

For a discussion of the quantitative and qualitative disclosures about market risk, see the Market Risk Management section of the MD&A on pages 66–69 of this Form 10-Q.

Item 4 Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Firm’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). See Exhibits 31.1 and 31.2 for the Certification statements issued by the Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in the Firm’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II
Item 1

Part II – OTHER INFORMATION

Item 1 Legal Proceedings
Enron litigation. JPMorgan Chase is involved in a number of lawsuits and investigations arising out of its banking relationships with Enron Corp. and its subsidiaries (“Enron”). Pending in London is a lawsuit by the Firm against Westdeutsche Landesbank Girozentrale (“WLB”) seeking to compel payment of $165 million under an Enron-related letter of credit issued by WLB. The trial of that action is scheduled to commence in June 2004.

Actions involving Enron have been initiated by parties against JPMorgan Chase, its directors and certain of its officers. These lawsuits include a series of purported class actions brought on behalf of shareholders of Enron, including the lead action captioned Newby v. Enron Corp., and a series of purported class actions brought on behalf of Enron employees who participated in various employee stock ownership plans, including the lead action captioned Tittle v. Enron Corp. The consolidated complaint filed in Newby names as defendants, among others, JPMorgan Chase, several other investment banking firms, a number of law firms, Enron’s former accountants and affiliated entities, and individuals and other individual defendants, including present and former officers and directors of Enron; it purports to allege claims against JPMorgan Chase and the other defendants under federal and state securities laws. The Tittle complaint named as defendants, among others, JPMorgan Chase, several other investment banking firms, a law firm, Enron’s former accountants and affiliated entities and individuals and other individual defendants, including present and former officers and directors of Enron; it purports to allege claims against JPMorgan Chase and certain other defendants under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and state common law. On December 20, 2002, the Court denied the motion of JPMorgan Chase and other defendants to dismiss the Newby action. On September 30, 2003, Judge Harmon dismissed all claims against JPMorgan Chase in Tittle.

Additional actions include: a purported, consolidated class action lawsuit by JPMorgan Chase stockholders alleging that the Firm issued false and misleading press releases and other public documents relating to Enron in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder; a putative class action on behalf of JPMorgan Chase employees who participated in the Firm’s employee stock ownership plans alleging claims under the Employee Retirement Income Security Act (“ERISA”) for alleged breaches of fiduciary duties and negligence by JPMorgan Chase, its directors and named officers; shareholder derivative actions alleging breaches of fiduciary duties and alleged failures to exercise due care and diligence by the Firm’s directors and named officers in the management of JPMorgan Chase; individual and putative class actions in various courts by Enron investors, creditors and holders of participating interests related to syndicated credit facilities; third-party actions brought by defendants in Enron-related cases, alleging federal and state law claims against JPMorgan Chase and many other defendants; investigations by governmental agencies with which the Firm is cooperating; and an adversary proceeding brought by Enron in bankruptcy court seeking damages for alleged aiding and abetting breaches of fiduciary duty by Enron insiders, return of alleged fraudulent conveyances and preferences, and equitable subordination of JPMorgan Chase’s claims in the Enron bankruptcy. On July 28, 2003, an examiner appointed in the Enron bankruptcy case filed with the bankruptcy court the third in a series of reports. In this report, the Enron examiner opined that the Enron bankruptcy estate has colorable claims against (among others) JPMorgan Chase, for aiding and abetting breaches of fiduciary duties by certain of Enron’s officers with respect to certain transactions involving Enron; for equitable subordination; and for avoidance of allegedly preferential payments made to the Firm. The report acknowledges that any such claims may be subject to certain defenses which could be asserted by JPMorgan Chase.

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

On July 28, 2003, the Firm announced that it had reached agreements with the Securities and Exchange Commission (“SEC”), the Federal Reserve Bank of New York (“FRB”), the New York State Banking Department (“NYSBD”) and the New York County District Attorney’s Office (“NYDA”) resolving matters relating to JPMorgan Chase’s involvement with certain transactions involving Enron. In connection with these settlements, JPMorgan Chase has committed to take certain measures to improve controls with respect to structured finance transactions. The agreement with the FRB and NYSBD, a formal written agreement, requires JPMorgan Chase to adopt programs acceptable to the FRB and the NYSBD for enhancing the Firm’s management of credit risk and legal and reputational risk, particularly in relation to its participation in structured finance transactions.

Part II
Item 1 (continued)

WorldCom litigation. J.P. Morgan Securities Inc. (“JPMSI”) and JPMorgan Chase have been named as defendants in more than 50 actions that were filed in U.S. District Courts, in state courts in more than 20 states, and in one arbitral panel beginning in July 2002, arising out of alleged accounting irregularities in the books and records of WorldCom Inc. Plaintiffs in these actions are individual and institutional investors, including state pension funds, who purchased debt securities issued by WorldCom pursuant to public offerings in 1997, 1998, 2000 and 2001. JPMSI acted as an underwriter of the 1998, 2000 and 2001 offerings and was an initial purchaser in the December 2000 private bond offering. In addition to JPMSI, JPMorgan Chase and, in two actions, J.P. Morgan Securities Ltd. (“JPMSL”) in its capacity as one of the underwriters of the international tranche of the 2001 offering, the defendants in various of the actions include other underwriters, certain executives of WorldCom and WorldCom’s auditors. In the actions, plaintiffs allege that defendants knew, or were reckless or negligent in not knowing, that the securities were sold to plaintiffs on the basis of misrepresentations and omissions of material facts concerning the financial condition of WorldCom. The complaints against JPMorgan Chase, JPMSI and JPMSL assert claims under federal and state securities laws, under other state statutes and under common-law theories of fraud and negligent misrepresentation.

Commercial Financial Services litigation. JPMSI (formerly known as Chase Securities Inc.) has been named as a defendant in several actions that were filed in or transferred to the U.S. District and Bankruptcy Courts for the Northern District of Oklahoma or filed in Oklahoma state court beginning in October 1999, arising from the failure of Commercial Financial Services, Inc. (“CFSI”). Plaintiffs in these actions are institutional investors who purchased approximately $2.0 billion (original face amount) of asset-backed securities issued by CFSI. The securities were backed by charged-off credit card receivables. In addition to JPMSI, the defendants in various of the actions are the founders and key executives of CFSI, as well as its auditors and outside counsel. JPMSI is alleged to have been the investment bankers to CFSI and to have acted as an initial purchaser and as placement agent in connection with the issuance of certain of the securities. Plaintiffs allege that defendants knew, or were reckless or negligent in not knowing, that the securities were sold to plaintiffs on the basis of misleading misrepresentations and omissions of material facts. The complaints against JPMSI assert claims under the Securities Exchange Act of 1934, under the Oklahoma Securities Act and under common-law theories of fraud and negligent misrepresentation. In the actions against JPMSI, damages in the amount of approximately $1.6 billion, allegedly suffered as a result of defendants’ misrepresentations and omissions, plus punitive damages and interest, are being claimed. CFSI has commenced an action against JPMSI in Oklahoma state court and has asserted claims against JPMSI for professional negligence and breach of fiduciary duty. CFSI alleges that JPMSI failed to detect and prevent its insolvency. CFSI seeks unspecified damages. CFSI has also commenced, in its bankruptcy case, an adversary proceeding against JPMSI and its credit card affiliate, Chase Manhattan Bank USA, N.A., alleging that certain payments, aggregating $78.4 million, made in connection with CFSI’s purchase or securitization of charged-off credit card receivables were constructive fraudulent conveyances, and seeks to recover such payments and interest. A trial date on the adversary proceeding has been set for November 1, 2004.

IPO allocation litigation. Beginning in May 2001, JPMorgan Chase and certain of its securities subsidiaries were named, along with numerous other firms in the securities industry, as defendants in a large number of putative class action lawsuits filed in the U.S. District Court for the Southern District of New York. These suits purport to challenge alleged improprieties in the allocation of stock in various public offerings, including some offerings for which a JPMorgan Chase entity served as an underwriter. The suits allege violations of securities and antitrust laws arising from alleged material misstatements and omissions in registration statements and prospectuses for the initial public offerings (“IPOs”) and alleged market manipulation with respect to aftermarket transactions in the offered securities. The securities claims allege, among other things, misrepresentation and market manipulation of the aftermarket trading for these offerings by tying allocations of shares in IPOs to undisclosed excessive commissions paid to JPMorgan Chase and to required aftermarket purchase transactions by customers who received allocations of shares in the respective IPOs, as well as allegations of misleading analyst reports. The antitrust claims allege an illegal conspiracy to require customers, in exchange for IPO allocations, to pay undisclosed and excessive commissions and to make aftermarket purchases of the IPO securities at a price higher than the offering price as a precondition to receiving allocations. On February 13, 2003, the Court denied the motions of JPMorgan Chase and others to dismiss the securities complaints. On November 3, 2003, the Court granted defendants’ motion to dismiss the antitrust claims relating to the IPO allocation practices. A separate antitrust claim alleging that JPMSI and the other underwriters conspired to fix their underwriting fees is in discovery.

JPMorgan Chase has also received various subpoenas and informal requests from governmental and other agencies seeking information relating to IPO allocation practices. On February 20, 2003, JPMSI reached a settlement with the National Association of Securities Dealers (“NASD”) pursuant to which the NASD censured JPMSI and fined it $6 million for activities it found to constitute unlawful profit sharing by Hambrecht & Quist Group in the period immediately prior to and following its acquisition in 2000. In agreeing to the resolution of the charges, JPMSI neither admitted nor denied the NASD’s contentions. In late September JPMSI and the SEC agreed to resolve matters relating to the SEC’s investigation of JPMSI’s IPO allocation practices during 1999 [year], and 2000. The SEC alleged that JPMSI violated Rule 101 of SEC Regulation M in certain “hot” IPOs by attempting to induce certain customers to place aftermarket orders for IPO shares before the IPO was completed. Also, in the case of one IPO, the SEC alleged that JPMSI violated “just and equitable principles of trade” under NASD Conduct Rule 2110 by persuading at least one customer to accept an allocation of shares in a “cold” IPO in exchange for a promise of an allocation of shares in an upcoming IPO

Part II
Item 1 (continued)

that was expected to be oversubscribed. JPMSI neither admitted nor denied the SEC’s allegations, but consented to a judgment (entered October 1, 2003) enjoining JPMSI from future violations of Regulation M and NASD Conduct Rule 2110 and requiring JPMSI to pay a civil penalty of $25 million.

Research analyst conflicts. On December 20, 2002, the Firm reached a settlement agreement in principle with the SEC, the NASD, the New York Stock Exchange (“NYSE”), the New York State Attorney General’s Office and the North American Securities Administrators Association, on behalf of state securities regulators, to resolve their investigations of JPMorgan Chase relating to research analyst independence. Pursuant to the agreement in principle, JPMorgan Chase, without admitting or denying the allegations concerning alleged conflicts, agreed, among other things: (i) to pay $50 million for retrospective relief, (ii) to adopt internal structural and operational reforms that will further augment the steps it has already taken to ensure the integrity of JPMorgan Chase analyst research, (iii) to contribute $25 million spread over five years to provide independent third-party research to clients and (iv) to contribute $5 million towards investor education. Mutually satisfactory settlement documents have been negotiated and approved by the SEC, the NYSE, the NASD and the Texas State Securities Board. Mutually satisfactory settlement documents have been negotiated and approved by the regulatory authorities in all but a few states, and settlement documents are in the process of being negotiated with the remaining states. On October 31, 2003, the Court entered final judgment pursuant to the settlement with the SEC.

JPMSI has been named as a co-defendant with nine other broker-dealers in two actions involving allegations similar to those at issue in the regulatory investigations: a putative class action filed in federal court in Colorado, seeking an unspecified amount of money damages for alleged violations of federal securities laws; and an action filed in West Virginia state court by West Virginia’s Attorney General, seeking recovery from the defendants in the aggregate of $5,000 for each of what are alleged to be hundreds of thousands of violations of the state’s consumer protection statute. On August 8, 2003, the plaintiffs in the Colorado action dismissed the complaint without prejudice. Motions to dismiss the West Virginia action and to disqualify private counsel retained by the Attorney General to prosecute that action are pending.

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

Litigation reserve and other. During the fourth quarter of 2002, the Firm established a reserve of $900 million related to costs anticipated to be incurred in connection with the various private litigation and regulatory inquiries involving Enron and the other material legal actions, proceedings and investigations discussed above. In the second quarter of 2003, the Firm added $100 million to the reserve related to Enron. Of the $1 billion, $700 million was allocated to the various cases, proceedings and investigations associated with Enron. The balance of $300 million was allocated to the various litigations, proceedings and investigations involving the Firm’s debt and equity underwriting activities and equity research practices. The reserve may be revised in the future. As of March 31, 2004, the Enron-related litigation reserve was $524 million, and the balance of the $300 million set aside at March 31, 2004, was $219 million.

In addition to the various cases, proceedings and investigations for which the reserve has been established, JPMorgan Chase and its subsidiaries are named as defendants in a number of other legal actions and governmental proceedings arising in connection with their respective businesses. Additional actions, investigations or proceedings may be brought from time to time in the future. In view of the inherent difficulty of predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages or where the cases present novel legal theories or involve a large number of parties, the Firm cannot state with confidence what the eventual outcome of the pending matters (including the pending matters for which the reserve has been established) will be, what the timing of the ultimate resolution of these matters will be or what the eventual loss, fines or penalties related to each pending matter may be. Subject to the foregoing caveat, JPMorgan Chase anticipates, based upon its current knowledge, after consultation with counsel and after taking into account its litigation reserves, that the outcome of the legal actions, proceedings and investigations currently pending against it should not have a material adverse effect on the consolidated financial condition of the Firm, although the outcome of a particular proceeding or the imposition of a particular fine or penalty may be material to JPMorgan Chase’s operating results for a particular period, depending upon, among other factors, the size of the loss or liability and the level of JPMorgan Chase’s income for that period.

Item 2 Changes in Securities and Use of Proceeds
During the first quarter of 2004, shares of common stock of J.P. Morgan Chase & Co. were issued in transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof. Shares of common stock were issued to retired directors who had deferred receipt of such common stock pursuant to the Deferred Compensation Plan for Non-Employee Directors as follows: January 2, 2004: 5,851 shares. Shares of common stock were issued to retired employees who had deferred receipt of such common shares pursuant to the Corporate Performance Incentive Plan as follows: January 26, 2004: 18,218 shares; February 13, 2004: 1,117 shares; February 20, 2004: 2,918 shares; March 5, 2004: 339 shares; and March 12, 2004: 371 shares.

Part II
Item 1 (continued)

Item 6 Exhibits and Reports on Form 8-K

(A)	Exhibits:
3.2	–	By-laws of J.P. Morgan Chase and Co., as amended by the Board of Directors on March 16, 2004
31.1	–	Certification
31.2	–	Certification
32	–	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(B)	Reports on Form 8-K:
JPMorgan Chase filed five reports on Form 8-K during the quarter ended March 31, 2004, as follows:

Form 8-K filed January 21, 2004: Press release regarding 2003 fourth quarter and full year results, financial supplement, analyst presentation slides, and the computation of the ratio of earnings to fixed charge.

Form 8-K filed January 28, 2004: Joint press release issued by JPMorgan Chase and Bank One Corporation (“Bank One”) dated January 14, 2004 announcing they have agreed to merge, JPMorgan Chase and Bank One’s Agreement and Plan of the merger dated as of January 14, 2004, and Stock Option Agreements between JPMorgan Chase and Bank One dated January 14, 2004.

Form 8-K filed February 3, 2004: Preliminary unaudited pro forma combined financial information and explanatory notes presenting how the combined financial statements of JPMorgan Chase and Bank One may have appeared had the businesses actually been combined. The preliminary unaudited pro forma combined financial information includes the unaudited pro forma combined balance sheet at September 30, 2003 and the unaudited pro forma combined income statements for the nine months ended September 30, 2003 and the year ended December 31, 2002.

Form 8-K filed March 1, 2004: Bank One’s 2003 Annual Report and the unaudited pro forma combined financial information and explanatory notes of JPMorgan Chase and Bank One, which includes the unaudited pro forma combined balance sheet at December 31, 2003 and the unaudited pro forma combined income statement for the year ended December 31, 2003.

Form 8-K filed March 4, 2004: Consent by KPMG LLP, independent auditors, to Bank One’s reference to KPMG as “experts” in the JPMorgan Chase Prospective Supplement, dated March 2, 2004, included in the Registration Statement on Form S-3 (Registration No. 333-107201).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.P. MORGAN CHASE & CO.
(Registrant)

Date: May 10, 2004	By	/s/ Joseph L. Sclafani

Joseph L. Sclafani

Executive Vice President and Controller [Principal Accounting Officer]

INDEX TO EXHIBITS

SEQUENTIALLY NUMBERED

EXHIBIT NO.	EXHIBITS	PAGE AT WHICH LOCATED
3.2	By-laws of J.P. Morgan Chase & Co., as amended by the Board of Directors on March 16, 2004	83

31.1	Certification	102

31.2	Certification	103

The following exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. In addition, Exhibit No. 32 shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	104