Form 10-Q
period 2004-06-30
J P MORGAN CHASE & CO
filed 2004-08-09
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2004	Commission file number 1-5805

JPMORGAN CHASE & CO.
(Exact name of registrant as specified in its charter)

Delaware	13-2624428
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

270 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

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

Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [   ]

Common Stock, $1 Par Value	3,562,018,548

Number of shares outstanding of each of the issuer’s classes of common stock on July 31, 2004.

FORM 10-Q

TABLE OF CONTENTS

		Page
Part I – Financial information

Item 1	Consolidated Financial Statements – JPMorgan Chase & Co.:

	Consolidated statement of income (unaudited) for the three and six months ended June 30, 2004 and June 30, 2003	3

	Consolidated balance sheet (unaudited) at June 30, 2004 and December 31, 2003	4

	Consolidated statement of changes in stockholders’ equity (unaudited) for the six months ended June 30, 2004 and June 30, 2003	5

	Consolidated statement of cash flows (unaudited) for the six months ended June 30, 2004 and June 30, 2003	6

	Notes to consolidated financial statements (unaudited)	7-25

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-77

	Glossary of Terms	78

	Important Factors That May Affect Future Results	80

Item 3	Quantitative and Qualitative Disclosures About Market Risk	80

Item 4	Controls and Procedures	80

Part II – Other information

Item 1	Legal Proceedings	81

Item 2	Changes in Securities and Use of Proceeds	84

Item 4	Submission of Matters to a Vote of Security Holders	84

Item 6	Exhibits and Reports on Form 8-K	86

The Management’s Discussion and Analysis included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of JPMorgan Chase & Co.’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause JPMorgan Chase & Co.’s results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties are described herein and in JPMorgan Chase & Co.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and the Annual Report on Form 10-K for the year-ended December 31, 2003, filed with the Securities and Exchange Commission and available at the Securities and Exchange Commission’s internet site (www.sec.gov), to which reference is hereby made.

Part I
Item 1

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(in millions, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003

Noninterest revenue
Investment banking fees	$893	$779	$1,585	$1,395
Trading revenue	873	1,546	2,593	2,844
Fees and commissions	2,968	2,551	5,901	5,039
Private equity gains (losses)	421	(29)	727	(250)
Securities gains	39	768	165	1,253
Mortgage fees and related income	327	311	571	744
Other revenue	253	45	379	137

Total noninterest revenue	5,774	5,971	11,921	11,162

Interest income	5,453	5,871	10,931	12,134
Interest expense	2,628	2,808	5,276	5,856

Net interest income	2,825	3,063	5,655	6,278

Revenue before provision for credit losses	8,599	9,034	17,576	17,440
Provision for credit losses	203	435	218	1,178

Total net revenue	8,396	8,599	17,358	16,262

Noninterest expense
Compensation expense	3,011	3,231	6,381	6,405
Occupancy expense	440	543	871	1,039
Technology and communications expense	786	732	1,605	1,369
Other expense	1,444	1,226	2,883	2,460
Litigation reserve	3,700	100	3,700	100
Merger costs	90	—	90	—

Total noninterest expense	9,471	5,832	15,530	11,373

Income (loss) before income tax expense (benefit)	(1,075)	2,767	1,828	4,889
Income tax expense (benefit)	(527)	940	446	1,662

Net income (loss)	$(548)	$1,827	$1,382	$3,227

Net income (loss) applicable to common stock	$(561)	$1,815	$1,356	$3,202

Average common shares outstanding
Basic	2,043	2,006	2,038	2,003
Diluted	2,043	2,051	2,096	2,036
Net income (loss) per common share
Basic	$(0.27)	$0.90	$0.67	$1.60
Diluted	(0.27)	0.89	0.65	1.57
Cash dividends per common share	0.34	0.34	0.68	0.68

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

Part I
Item 1 (continued)

JPMORGAN CHASE & CO.
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(in millions, except share data)

	June 30,	December 31,
	2004	2003

Assets
Cash and due from banks	$23,525	$20,268
Deposits with banks	39,135	10,175
Federal funds sold and securities purchased under resale agreements	100,851	76,868
Securities borrowed	44,947	41,834
Trading assets (including assets pledged of $96,164 at June 30, 2004, and $81,312 at December 31, 2003)	237,620	252,871
Securities:
Available-for-sale (including assets pledged of $37,129 at June 30, 2004, and $31,639 at December 31, 2003)	64,779	60,068
Held-to-maturity (Fair Value: $144 at June 30, 2004, and $186 at December 31, 2003)	136	176
Loans (net of Allowance for loan losses of $3,967 at June 30, 2004, and $4,523 at December 31, 2003)	221,971	214,995
Private equity investments	6,663	7,250
Accrued interest and accounts receivable	15,050	12,356
Premises and equipment	6,268	6,487
Goodwill	8,731	8,511
Other intangible assets	7,399	6,480
Other assets	40,688	52,573

Total assets	$817,763	$770,912

Liabilities
Deposits:
U.S.:
Noninterest-bearing	$87,972	$73,154
Interest-bearing	141,118	125,855
Non-U.S.:
Noninterest-bearing	7,320	6,311
Interest-bearing	110,129	121,172
Total deposits	346,539	326,492
Federal funds purchased and securities sold under repurchase agreements	152,619	113,466
Commercial paper	15,300	14,284
Other borrowed funds	9,435	8,925
Trading liabilities	125,176	149,448
Accounts payable, accrued expenses and other liabilities (including the Allowance for lending-related commitments of $260 at June 30, 2004, and $324 at December 31, 2003)	56,576	45,066
Beneficial interests issued by consolidated variable interest entities	6,562	12,295
Long-term debt	52,981	48,014
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	6,634	6,768

Total liabilities	771,822	724,758

Commitments and contingencies (see Note 19 of this Form 10-Q)
Stockholders’ equity
Preferred stock	1,009	1,009
Common stock (authorized 4,500,000,000 shares, issued 2,094,966,286 shares at June 30, 2004, and 2,044,436,509 shares at December 31, 2003)	2,095	2,044
Capital surplus	14,426	13,512
Retained earnings	29,596	29,681
Accumulated other comprehensive income (loss)	(910)	(30)
Treasury stock, at cost (7,460,797 shares at June 30, 2004, and 1,816,495 shares at December 31, 2003)	(275)	(62)

Total stockholders’ equity	45,941	46,154

Total liabilities and stockholders’ equity	$817,763	$770,912

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

Part I
Item 1 (continued)

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(in millions, except per share data)

	Six months ended June 30,
	2004	2003

Preferred stock
Balance at beginning of year and end of period	$1,009	$1,009

Common stock
Balance at beginning of year	2,044	2,024
Issuance of common stock	51	12

Balance at end of period	2,095	2,036

Capital surplus
Balance at beginning of year	13,512	13,222
Shares issued and commitments to issue common stock for employee stock-based awards and related tax effects	914	(324)

Balance at end of period	14,426	12,898

Retained earnings
Balance at beginning of year	29,681	25,851
Net income	1,382	3,227
Cash dividends declared:
Preferred stock	(26)	(25)
Common stock ($0.68 per share each period)	(1,441)	(1,420)

Balance at end of period	29,596	27,633

Accumulated other comprehensive income (loss)
Balance at beginning of year	(30)	1,227
Other comprehensive income (loss)	(880)	66

Balance at end of period	(910)	1,293

Treasury stock, at cost
Balance at beginning of year	(62)	(1,027)
Reissuance from treasury stock	—	1,082
Forfeitures to treasury stock	(213)	(103)

Balance at end of period	(275)	(48)

Total stockholders’ equity	$45,941	$44,821

Comprehensive income
Net income	$1,382	$3,227
Other comprehensive income (loss)	(880)	66

Comprehensive income	$502	$3,293

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

Part I
Item 1 (continued)

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(in millions)

	Six months ended June 30,
	2004	2003

Operating activities
Net income	$1,382	$3,227
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	218	1,178
Litigation reserves	3,700	100
Depreciation and amortization	1,433	1,599
Deferred tax provision (benefit)	(447)	384
Investment securities gains, net	(165)	(1,253)
Private equity unrealized (gains) losses	(261)	253
Net change in:
Trading assets	(8,073)	15,888
Securities borrowed	(3,113)	(6,924)
Accrued interest and accounts receivable	(2,694)	686
Other assets	(7,331)	(34,807)
Trading liabilities	(6,468)	12,599
Accounts payable, accrued expenses and other liabilities	8,977	25,280
Other, net	(17)	74

Net cash (used in) provided by operating activities	(12,859)	18,284

Investing activities
Net change in:
Deposits with banks	(28,960)	(1,451)
Federal funds sold and securities purchased under resale agreements	(23,983)	(3,939)
Loans due to sales	43,389	61,716
Loans due to securitizations	13,140	13,796
Other loans, net	(68,381)	(88,804)
Other, net	(184)	1,172
Held-to-maturity securities: Proceeds	40	129
Purchases	—	—
Available-for-sale securities: Proceeds from maturities	4,482	5,816
Proceeds from sales	78,592	180,902
Purchases	(89,692)	(185,594)
Cash used in business acquisitions	(364)	(23)
Proceeds from divestitures of nonstrategic businesses and assets	25	49

Net cash (used in) investing activities	(71,896)	(16,231)

Financing Activities
Net change in:
U.S. deposits	30,081	13,776
Non-U.S. deposits	12,466	(169)
Federal funds purchased and securities sold under repurchase agreements	39,153	(14,153)
Commercial paper and other borrowed funds	1,303	(979)
Other, net	(7)	32
Proceeds from the issuance of long-term debt and capital securities	11,387	8,998
Repayments of long-term debt and capital securities	(5,594)	(4,878)
Net issuance of stock and stock-based awards	752	667
Cash dividends paid	(1,454)	(1,422)

Net cash provided by financing activities	88,087	1,872

Effect of exchange rate changes on cash and due from banks	(75)	255
Net increase in cash and due from banks	3,257	4,180
Cash and due from banks at December 31, 2003 and 2002	20,268	19,218

Cash and due from banks at June 30, 2004 and 2003	$23,525	$23,398
Cash interest paid	$5,118	$5,935
Cash income taxes paid (refunds)	$810	$(366)

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

Part I
Item 1 (continued)

See Glossary of Terms on pages 78-79 of this Form 10-Q for definition of terms used throughout the Notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accounting and financial reporting policies of JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”) and its subsidiaries conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and prevailing industry practices for interim reporting. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The unaudited consolidated financial statements prepared in conformity with U.S. GAAP require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expense and the disclosure of contingent assets and liabilities. Actual results could be different from these estimates. In addition, certain amounts in the prior periods have been reclassified to conform to the current presentation. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 Annual Report”).

NOTE 2 — BUSINESS CHANGES AND DEVELOPMENTS

Merger with Bank One Corporation
Effective July 1, 2004, Bank One Corporation (“Bank One”) merged with and into JPMorgan Chase (the “Merger”) pursuant to the Agreement and Plan of Merger, dated as of January 14, 2004. As a result of the Merger, each outstanding share of common stock of Bank One was converted in a stock-for-stock exchange into the right to receive 1.32 shares of common stock of JPMorgan Chase; cash payments for fractional shares are expected to be approximately $3.1 million. JPMorgan Chase stockholders kept their shares, which remained outstanding and unchanged as shares of JPMorgan Chase following the merger. The Merger is being accounted for using the purchase method of accounting, which requires that the assets and liabilities of Bank One be fair-valued as of July 1, 2004. The purchase price to complete the Merger was $58.5 billion. Bank One’s results of operations will be included in the Firm’s results beginning July 1, 2004.

Purchase price allocation and goodwill
The purchase price has been allocated to the assets acquired and liabilities assumed using the fair values at the merger date. The computation of the purchase price and the preliminary allocation of the purchase price to the net assets of Bank One — based on their respective fair values as of July 1, 2004, and the resulting goodwill — are presented below. The final allocation of the purchase price may be modified over the next 12 months.

(in millions, except per share amount)	July 1, 2004
Purchase price
Bank One common stock outstanding	1,113.2
Less: Unvested employee restricted stock awards	(3.1)

	1,110.1
Exchange ratio	1.32

JPMorgan Chase common stock issued	1,465.3
Average purchase price per JPMorgan Chase common share	$39.02

		$57,176
Fair value of vested employee stock awards		1,310
JPMorgan Chase direct acquisition costs		20

Total purchase price		58,506
Net assets acquired
Bank One stockholders’ equity	$24,156
Bank One goodwill and other intangible assets	(2,754)

Subtotal	21,402
Adjustments to reflect assets acquired at fair value:
Loans and leases	(2,426)
Private equity investments	(100)
Identified intangibles	8,799
Pension plan assets	(793)
Premises and equipment	(450)
Other assets	(322)
Amounts allocated to liabilities assumed at fair value:
Deposits	(373)
Deferred income taxes	1,106
Postretirement plan liabilities	(82)
Other liabilities	(1,062)
Long-term debt	(1,477)

		24,222

Goodwill resulting from merger		$34,284

Part I
Item 1 (continued)

Components of the fair value of acquired, identifiable intangible assets as of July 1, 2004 are as follows:

		Weighted average	Useful life
(in millions)	Fair value	life (in years)	(in years)

Core deposits	$3,660	5.1	Up to 10
Purchased credit card relationships	3,759	4.6	Up to 10
Other customer relationship intangibles	870	4.6-10.5	Up to 20
Indefinite-lived asset management intangibles	510	NA	NA

	$8,799

NOTE 3 — TRADING ASSETS AND LIABILITIES

For a discussion of the accounting policies related to trading assets and liabilities, see Note 3 on pages 87-88 of JPMorgan Chase’s 2003 Annual Report. The following table presents Trading assets and Trading liabilities for the dates indicated:

	June 30,	December 31,
(in millions)	2004	2003
Trading assets
Debt and equity instruments:
U.S. government, federal agencies and municipal securities	$54,533	$44,678
Certificates of deposit, bankers’ acceptances and commercial paper	6,434	5,765
Debt securities issued by non-U.S. governments	36,007	36,243
Corporate securities and other	90,666	82,434

Total debt and equity instruments	187,640	169,120

Derivative receivables:(a)
Interest rate	35,480	60,176
Foreign exchange	3,812	9,760
Equity	6,763	8,863
Credit derivatives	2,240	3,025
Commodity	1,685	1,927

Total derivative receivables	49,980	83,751

Total trading assets	$237,620	$252,871

Trading liabilities
Debt and equity instruments(b)	$82,338	$78,222

Derivative payables:(a)
Interest rate	27,509	49,189
Foreign exchange	3,277	10,129
Equity	7,943	8,203
Credit derivatives	3,155	2,672
Commodity	954	1,033

Total derivative payables	42,838	71,226

Total trading liabilities	$125,176	$149,448

(a)
Included in Trading assets and Trading liabilities are the reported receivables (unrealized gains) and payables (unrealized losses) related to derivatives. These amounts include the effect of legally enforceable master netting agreements. Effective January 1, 2004, the Firm elected to net cash paid and received under legally enforceable master netting agreements.

(b)	Primarily represents securities sold, not yet purchased.

Part I
Item 1 (continued)

NOTE 4 — INTEREST INCOME AND INTEREST EXPENSE

Details of Interest income and Interest expense were as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Interest income
Loans	$2,553	$2,806	$5,083	$5,636
Securities	718	991	1,379	1,946
Trading assets	1,666	1,600	3,465	3,444
Federal funds sold and securities purchased under resale agreements	314	353	621	827
Securities borrowed	89	79	183	176
Deposits with banks	113	42	200	105

Total interest income	5,453	5,871	10,931	12,134

Interest expense
Deposits	808	950	1,622	2,018
Short-term and other liabilities	1,378	1,472	2,770	3,086
Long-term debt	404	386	807	752
Beneficial interests issued by consolidated variable interest entities	38	—	77	—

Total interest expense	2,628	2,808	5,276	5,856

Net interest income	2,825	3,063	5,655	6,278
Provision for credit losses	203	435	218	1,178

Net interest income after provision for credit losses	$2,622	$2,628	$5,437	$5,100

NOTE 5 — POSTRETIREMENT EMPLOYEE BENEFIT PLANS

For a discussion of JPMorgan Chase’s postretirement employee benefit plans, see Note 6 on pages 89-93 of JPMorgan Chase’s 2003 Annual Report.
The following table presents the components of net periodic benefit costs reported in the Consolidated statement of income for the Firm’s U.S. and non-U.S. defined benefit pension and postretirement benefit plans:

	Defined benefit pension plans				Postretirement
	U.S.		Non-U.S.		benefit plans(a)
	Three months ended June 30,
(in millions)	2004	2003	2004	2003	2004	2003
Components of net periodic benefit costs
Benefits earned during the period	$49	$41	$4	$4	$5	$4
Interest cost on benefit obligations	67	67	21	19	19	20
Expected return on plan assets	(106)	(78)	(22)	(22)	(21)	(21)
Amortization of unrecognized amounts:
Prior service cost	4	2	—	—	—	—
Net actuarial loss	13	15	11	9	—	—
Settlement loss	—	—	—	3	—	—

Net periodic benefit costs reported in Compensation expense	$27	$47	$14	$13	$3	$3

	Defined benefit pension plans				Postretirement
	U.S.		Non-U.S.		benefit plans(a)
	Six months ended June 30,
(in millions)	2004	2003	2004	2003	2004	2003
Components of net periodic benefit costs
Benefits earned during the period	$98	$87	$9	$8	$10	$8
Interest cost on benefit obligations	134	134	43	38	38	39
Expected return on plan assets	(191)	(156)	(44)	(43)	(42)	(42)
Amortization of unrecognized amounts:
Prior service cost	8	4	—	—	—	—
Net actuarial loss	21	30	25	18	—	—
Settlement loss	—	—	6	5	—	—

Net periodic benefit costs reported in Compensation expense	$70	$99	$39	$26	$6	$5

Part I
Item 1 (continued)

(a)	The accumulated postretirement benefit obligation and net periodic benefit costs do not reflect the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

JPMorgan Chase made a cash contribution of $1.1 billion to its U.S. defined benefit pension plan on April 1, 2004, funding it to the maximum allowable amount under applicable tax law. This contribution reduced U.S. pension costs by $21 million in the second quarter and first half of 2004. This contribution is expected to reduce U.S. pension costs by an additional $43 million over the remaining six months of 2004.

NOTE 6 — EMPLOYEE INCENTIVES

Employee stock-based incentives
For a discussion of the accounting policies relating to employee stock-based compensation, see Note 7 on pages 93-95 of JPMorgan Chase’s 2003 Annual Report. The following table presents Net income (loss) and basic and diluted earnings per share as reported, and as if all outstanding awards were accounted for at fair value in each period.

		Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)		2004	2003	2004	2003
Net income (loss) as reported		$(548)	$1,827	$1,382	$3,227
Add:	Employee stock-based compensation expense originally included in reported net income, net of tax	176	137	354	287
Deduct:	Employee stock-based compensation expense determined under the fair value method for all awards, net of tax	(216)	(224)	(438)	(487)

Pro forma net income (loss)		$(588)	$1,740	$1,298	$3,027

Earnings (Loss) Per Share:
Basic	As reported	$(0.27)	$0.90	$0.67	$1.60
	Pro forma	(0.29)	0.86	0.62	1.50
Diluted	As reported	(0.27)	0.89	0.65	1.57
	Pro forma	(0.29)	0.84	0.60	1.47

Deferred compensation plan
JPMorgan Chase has a deferred compensation plan, under which employees that meet certain compensation levels may elect to defer all or a portion of their cash incentive awards each year on a tax-deferred basis. Amounts deferred are not invested in actual funds but rather are credited with returns as if they were invested in investment choices selected by the employee. Employees may elect to receive distributions following retirement or termination of employment, or in a specified year, subject to a minimum deferral period. Employees also may elect to receive payments in a lump sum or in annual installments. The plan is unfunded. The employees’ cash incentive awards are recorded in Compensation expense in the year they are earned, with the related deferral recorded in Other liabilities. Changes in the value of the employees’ deferred compensation liability accounts are recognized in earnings in the current period. At June 30, 2004, and December 31, 2003, the deferred compensation liability was $4.1 billion and $3.7 billion, respectively.

NOTE 7 — MERGER COSTS

Merger costs associated with the combination of JPMorgan Chase and Bank One were $90 million (pre-tax) in the second quarter and first half of 2004. The following table shows the components of Merger costs for the three and six months ended June 30, 2004.

(in millions)	Three months ended	Six months ended
	June 30, 2004	June 30, 2004
Merger costs
Compensation	$65	$65
Occupancy	20	20
Other	5	5

Total(a)	$90	$90

(a)	With the exception of occupancy-related write-offs, all of the costs in the table required the expenditure of cash.

Part I
Item 1 (continued)

NOTE 8 — SECURITIES

For a discussion of the accounting policies relating to Securities, see Note 9 on pages 96-97 of JPMorgan Chase’s 2003 Annual Report. The following table presents realized gains and losses from sales of available-for-sale (“AFS”) securities:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Realized gains	$69	$808	$256	$1,424
Realized losses	(30)	(40)	(91)	(171)

Net realized gains	$39	$768	$165	$1,253

The amortized cost and estimated fair value of AFS and HTM securities were as follows for the dates indicated:

(in millions)	June 30, 2004				December 31, 2003
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
Available-for-sale securities	cost	gains	losses	value	cost	gains	losses	value
U.S. government and federal agencies/corporations obligations:
Mortgage-backed securities	$38,357	$125	$1,562	$36,920	$32,248	$101	$417	$31,932
Collateralized mortgage obligations	—	—	—	—	1,825	3	—	1,828
U.S. treasuries	15,304	1	475	14,830	11,617	15	168	11,464
Obligations of state and political subdivisions	2,931	63	22	2,972	2,841	171	52	2,960
Debt securities issued by non-U.S. governments	5,922	23	14	5,931	7,232	47	41	7,238
Corporate debt securities	903	10	21	892	818	23	8	833
Equity securities	1,607	25	5	1,627	1,393	24	11	1,406
Other, primarily asset-backed securities(a)	1,597	21	11	1,607	2,448	61	102	2,407

Total available-for-sale securities	$66,621	$268	$2,110	$64,779	$60,422	$445	$799	$60,068

Held-to-maturity securities(b)
Total held-to-maturity securities	$136	$8	$—	$144	$176	$10	$—	$186

(a)	Includes collateralized mortgage obligations of private issuers, which generally have underlying collateral consisting of obligations of U.S. government and federal agencies and corporations.
(b)	Consists primarily of mortgage-backed securities.

NOTE 9 — SECURITIES FINANCING ACTIVITIES

For a discussion of the accounting policies relating to Securities Financing Activities, see Note 10 on page 98 of JPMorgan Chase’s 2003 Annual Report. The following table details the components of securities financing activities at each of the dates indicated:

	June 30,	December 31,
(in millions)	2004	2003
Securities purchased under resale agreements	$89,927	$62,801
Securities borrowed	44,947	41,834

Securities sold under repurchase agreements	$140,444	$103,610
Securities loaned	5,094	4,260

Transactions similar to financing activities that do not meet the SFAS 140 definition of a repurchase agreement are accounted for as “buys” and “sells” rather than financing transactions. Notional amounts of transactions accounted for as purchases under SFAS 140 were $18 billion and $15 billion at June 30, 2004, and December 31, 2003, respectively. Notional amounts of transactions accounted for as sales under SFAS 140 were $7 billion and $8 billion at June 30, 2004, and December 31, 2003, respectively.

JPMorgan Chase pledges certain financial instruments it owns to collateralize repurchase agreements and other securities financings. Pledged securities that can be sold or repledged by the secured party are identified as financial instruments owned (pledged to various parties) on the Consolidated balance sheet. At June 30, 2004, the Firm had received securities as collateral that can be repledged, delivered or otherwise used with a fair value of approximately $248 billion. This collateral was generally obtained under resale or securities borrowing agreements. Of these securities, approximately $229 billion were repledged, delivered or otherwise used, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales.

Part I
Item 1 (continued)

NOTE 10 — LOANS

For a discussion of the accounting policies relating to Loans, see Note 11 on pages 98-99 of JPMorgan Chase’s 2003 Annual Report.

The composition of the loan portfolio at each of the dates indicated was as follows:

(in millions)	June 30, 2004	December 31, 2003
Commercial loans:
Commercial and industrial	$63,088	$68,249
Commercial real estate:
Commercial mortgage	2,817	3,182
Construction	1,149	668
Financial institutions	11,440	10,293
Non-U.S. governments	745	705

Total commercial loans	79,239	83,097

Consumer loans:
1-4 family residential mortgages:
First liens	59,188	54,460
Home equity loans	25,146	19,252
Credit card	16,462	16,793
Automobile	39,456	38,695
Other consumer	6,447	7,221

Total consumer loans	146,699	136,421

Total loans(a)(b)	$225,938	$219,518

(a)	Loans are presented net of unearned income of $844 million and $1.29 billion at June 30, 2004, and December 31, 2003, respectively.
(b)
Includes loans held for sale (principally mortgage-related loans) of $19.4 billion at June 30, 2004, and $20.8 billion at December 31, 2003, respectively. The results of operations for the three months ended June 30, 2004 and 2003, included $129 million and $391 million, respectively, in net gains on the sales of loans held for sale. The results of operations for the six months ended June 30, 2004 and 2003, included $293 million and $736 million, respectively, in net gains on the sales of loans held for sale. The results of operations for the three months ended June 30, 2004 and 2003, included $10 million and $8 million, respectively, in adjustments to record loans held for sale at the lower of cost or market. The results of operations for the six months ended June 30, 2004 and 2003, included $10 million and $(12) million, respectively, in adjustments to record loans held for sale at the lower of cost or market.

NOTE 11 — ALLOWANCE FOR CREDIT LOSSES

For a discussion of accounting policies relating to the Allowance for credit losses, see Note 12 on page 100 of JPMorgan Chase’s 2003 Annual Report. For a discussion of the Allowance for credit losses, see the Credit risk management section on pages 57-70 of this Form 10-Q.

The table below summarizes the changes in the Allowance for loan losses:

	Six months ended June 30,
(in millions)	2004	2003
Allowance for loan losses at January 1	$4,523	$5,350
Provision for loan losses	282	1,157
Charge-offs	(1,131)	(1,528)
Recoveries	295	244

Net charge-offs	(836)	(1,284)
Transfer to Other assets(a)	—	(138)
Other	(2)	2

Allowance for loan losses at June 30	$3,967	$5,087

(a)	Represents the transfer of the allowance for accrued fees on securitized credit card loans at March 31, 2003.

The table below summarizes the changes in the Allowance for lending-related commitments:

	Six months ended June 30,
(in millions)	2004	2003
Allowance for lending-related commitments at January 1	$324	$363
Provision for lending-related commitments	(64)	21

Allowance for lending-related commitments at June 30	$260	$384

Part I
Item 1 (continued)

NOTE 12 — LOAN SECURITIZATIONS

For a discussion of loan securitizations and the Firm’s related accounting policies, see Note 13 on pages 100-103 of JPMorgan Chase’s 2003 Annual Report. The Firm securitizes, sells and services various consumer loans originated by Chase Financial Services (residential mortgage, credit card and automobile loans), as well as certain commercial loans (primarily real estate) originated by the Investment Bank. JPMorgan Chase-sponsored securitizations utilize SPEs as part of the securitization process. These SPEs are structured to meet the definition of a QSPE (as discussed in Note 1 of the JPMorgan Chase 2003 Annual Report); accordingly, the assets and liabilities of securitization-related QSPEs are not reflected in the Firm’s Consolidated balance sheet (except for retained interests, as described below) but are included on the balance sheet of the QSPE purchasing the assets. Assets held by securitization-related QSPEs as of June 30, 2004, and December 31, 2003, were as follows:

(in billions)	June 30, 2004	December 31, 2003
Credit card receivables	$42.3	$42.6
Residential mortgage receivables	21.5	21.1
Commercial loans	34.4	33.8
Automobile loans	6.5	6.5

Total	$104.7	$104.0

The following table summarizes new securitization transactions that were completed during each of the three and six months ended June 30, 2004 and 2003; the resulting gains (losses) arising from such securitizations; certain cash flows received from such securitizations; and the key economic assumptions used in measuring the retained interests, as of the dates of such sales:

Three months ended	June 30, 2004				June 30, 2003
(in millions)	Mortgage	Credit card	Automobile	Commercial	Mortgage	Credit card	Automobile	Commercial
Principal securitized	$1,807	$1,750	$—	$1,808	$3,744	$2,765	$2,010	$942
Pre-tax gains (losses)	12	9	—	38	94	12	3	21
Cash flow information:
Proceeds from securitizations	$2,054	$1,750	$—	$2,202	$3,833	$2,765	$2,007	$633
Servicing fees collected	3	11	—	—	3	13	2	—
Other cash flows received	—	29	—	9	—	32	—	—
Proceeds from collections reinvested in revolving securitizations	—	14,497	—	—	—	13,771	—	—

Key assumptions (rates per annum):
Prepayment rate(a)	23.8%	15.7%	—%	50.0%	25.2-36.2%	15.0%	1.5%	50.0%
	CPR		WAC/WAM		CPR		WAC/WAM

Weighted-average life (in years)	3.0	0.6	—	2.3	2.0-2.9	0.6	1.8	1.1-2.5
Expected credit losses	1.0%	5.5%	—%	NA (b)	1.0-1.1%	5.6-5.8%	0.5%	NA (b)
Discount rate	15.0%	12.0%	—%	1.5%	15.0-30.0%	12.0%	3.9%	1.7-5.0%

Six months ended	June 30, 2004				June 30, 2003
(in millions)	Mortgage	Credit card	Automobile	Commercial	Mortgage	Credit card	Automobile	Commercial
Principal securitized	$4,522	$3,250	$1,600	$3,768	$5,520	$4,265	$2,010	$2,001
Pre-tax gains (losses)	60	19	(3)	73	143	22	3	38
Cash flow information:
Proceeds from securitizations	$4,577	$3,250	$1,597	$4,246	$5,665	$4,265	$2,007	$1,714
Servicing fees collected	4	13	1	1	4	19	2	—
Other cash flows received	—	35	—	12	—	48	—	3
Proceeds from collections reinvested in revolving securitizations	—	29,190	—	—	—	27,310	—	—

Key assumptions (rates per annum):
Prepayment rate(a)	23.8-25.9%	15.5-15.7%	1.5%	17.0-50.0%	25.2-36.2%	15.0%	1.5%	50.0%
	CPR		WAC/WAM		CPR		WAC/WAM

Weighted-average life (in years)	2.8-3.0	0.6	1.8	2.3-4.0	2.0-4.0	0.6	1.8	0.9-2.5
Expected credit losses	1.0%	5.5-5.8%	0.6%	NA (b)	1.0-1.1%	5.5-5.8%	0.5%	NA (b)
Discount rate	15.0-30.0%	12.0%	4.1%	0.6-5.0%	15.0-30.0%	5.4-12.0%	3.9%	1.0-5.0%
(a)	CPR: constant prepayment rate; WAC/WAM: weighted-average coupon/weighted-average maturity.
(b)	Expected credit losses for commercial securitizations are minimal and are incorporated into other assumptions.

Part I
Item 1 (continued)

In addition, the Firm sold residential mortgage loans totaling $19.9 billion and $31.1 billion during the three months ended June 30, 2004 and 2003, respectively, primarily as GNMA, FNMA and Freddie Mac mortgage-backed securities; these sales resulted in pre-tax gains of $10 million and $231 million, respectively. During the first six months of 2004 and 2003, JPMorgan Chase sold residential mortgage loans totaling $37.9 billion and $54.1 billion, respectively. These sales resulted in pre-tax gains of $59 million and $458 million, respectively.

At June 30, 2004, and December 31, 2003, the Firm had, with respect to its credit card master trusts, $7.8 billion and $7.3 billion, respectively, related to its undivided interest, and $1.0 billion and $1.1 billion, respectively, related to its subordinated interest in accrued interest and fees on the securitized receivables. Credit card securitization trusts require the Firm to maintain a minimum undivided interest of 7% of the average principal receivables in the trusts. The Firm maintained an average undivided interest in its credit card securitization trusts of approximately 18% and 17% for the six months ended June 30, 2004, and twelve months ended December 31, 2003, respectively.

The Firm also maintains escrow accounts up to predetermined limits for some of its credit card and automobile securitizations, in the unlikely event of deficiencies in cash flows owed to investors. The amounts available in such escrow accounts are recorded in Other assets and, as of June 30, 2004, amounted to $426 million and $162 million for credit card and automobile securitizations, respectively; as of December 31, 2003, these amounts were $456 million and $137 million for credit card and automobile securitizations, respectively.

The table below summarizes other retained securitization interests, which are primarily subordinated or residual interests and are carried at fair value on the Firm’s Consolidated balance sheet:

(in millions)	June 30, 2004	December 31, 2003
Loans
Residential mortgage(a)	$498	$570
Credit card(a)	168	193
Automobile(a)	134	151
Commercial	25	34

Total	$825	$948
(a)
Pre-tax unrealized gains recorded in Other comprehensive income that relate to retained securitization interests totaled $122 million and $155 million for Residential mortgage; $4 million and $11 million for Credit cards; and $9 million and $6 million for Automobile at June 30, 2004, and December 31, 2003, respectively.

The table below outlines the key economic assumptions used to determine the fair value of the remaining retained interests at June 30, 2004, and December 31, 2003, respectively; and the sensitivities to those fair values to immediate 10% and 20% adverse changes in those assumptions:

June 30, 2004 (in millions)	Mortgage	Credit Card	Automobile	Commercial
Weighted-average life (in years)	1.1-3.7	0.4-0.9	1.4	0.3-5.5

Prepayment rate	12.9-29.9% CPR	8.8-15.7%	1.4% WAC/WAM	NA(a), 17.0-50.0%
Impact of 10% adverse change	$(14)	$(6)	$(9)	$(1)
Impact of 20% adverse change	(23)	(11)	(18)	(2)

Loss assumption	0.0-4.6%(b)	5.5-7.8%	0.7%	NA(c)
Impact of 10% adverse change	$(27)	$(22)	$(6)	$—
Impact of 20% adverse change	(51)	(45)	(12)	—
Discount rate	13.0-30.0%(d)	7.8-12.0%	5.0%	4.8-22.6%
Impact of 10% adverse change	$(12)	$(1)	$(1)	$(1)
Impact of 20% adverse change	(23)	(2)	(2)	(2)

December 31, 2003 (in millions)	Mortgage	Credit Card	Automobile	Commercial
Weighted-average life (in years)	1.4-2.7	0.4-1.3	1.5	0.6-5.9

Prepayment rate	29.0-31.7% CPR	8.1-15.1%	1.5% WAC/WAM	NA(a), 17-50.0%
Impact of 10% adverse change	$(17)	$(7)	$(10)	$(1)
Impact of 20% adverse change	(31)	(13)	(19)	(2)

Loss assumption	0.0-4.0%(b)	5.5-8.0%	0.6%	NA(c)
Impact of 10% adverse change	$(28)	$(21)	$(6)	$—
Impact of 20% adverse change	(57)	(41)	(12)	—
Discount rate	13.0-30.0%(d)	8.3-12.0%	4.4%	5.0-20.9%
Impact of 10% adverse change	$(14)	$(1)	$(1)	$(1)
Impact of 20% adverse change	(27)	(3)	(2)	(2)

Part I
Item 1 (continued)

(a)	Prepayment risk on certain commercial retained interests are minimal and are incorporated into other assumptions.
(b)	Expected credit losses for prime mortgage securitizations are minimal and are incorporated into other assumptions.
(c)	Expected credit losses for commercial retained interests are incorporated into other assumptions.
(d)
The Firm sells certain residual interests from sub-prime mortgage securitizations via Net Interest Margin (“NIM”) securitizations and retains residual interests in these NIM transactions, which are valued using a 30% discount rate.

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

The table below presents information about delinquencies, net credit losses and components of reported and securitized financial assets at June 30, 2004, and December 31, 2003:

			Loans 90 days or
Type of Loan	Total Loans		more past due		Net loan charge-offs
	June 30,	Dec. 31,	June 30,	Dec. 31,	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003	2004	2003	2004	2003
Residential mortgage	$84,334	$73,712	$305	$349	$6	$11	$11	$18
Credit card	16,462	16,793	223	259	247	268	504	543
Automobile	39,456	38,695	111	119	31	39	71	85
Other consumer(a)	6,447	7,221	74	87	36	39	76	89

Consumer loans	146,699	136,421	713	814	320	357	662	735
Commercial loans	79,239	83,097	1,501	2,085	72	257	174	549

Total loans reported	225,938	219,518	2,214	2,899	392	614	836	1,284

Securitized loans:
Residential mortgage(b)	13,846	15,564	502	594	40	49	80	96
Credit card	34,138	34,856	766	879	486	480	959	937
Automobile	6,288	6,315	11	13	5	6	12	12

Total consumer loans securitized	54,272	56,735	1,279	1,486	531	535	1,051	1,045
Commercial securitized	2,098	2,108	8	9	—	—	—	—

Total loans securitized(c)	56,370	58,843	1,287	1,495	531	535	1,051	1,045

Total loans reported and securitized(d)	$282,308	$278,361	$3,501	$4,394	$923	$1,149	1,887	2,329

(a)	Consists of manufactured housing loans, installment loans (direct and indirect types of consumer finance), student loans, unsecured revolving lines of credit and non-U.S. consumer loans.
(b)	Includes $12.8 billion and $13.6 billion of outstanding principal balances on securitized sub-prime 1-4 family residential mortgage loans as of June 30, 2004 and December 31, 2003, respectively.
(c)
Total assets held in securitization-related SPEs were $104.7 and $104.0 billion at June 30, 2004, and December 31, 2003, respectively. The $56.4 and $58.8 billion of loans securitized at June 30, 2004, and December 31, 2003, respectively, exclude: $39.9 and $37.1 billion of securitized loans, in which the Firm’s only continuing involvement is the servicing of the assets; $7.8 and $7.3 billion of seller’s interests in credit card master trusts; and $0.6 and $0.8 billion of escrow accounts and other assets respectively.

(d)	Represents both loans on the Consolidated balance sheet and loans that have been securitized, but excludes loans for which the Firm’s only continuing involvement is servicing of the assets.

NOTE 13 — VARIABLE INTEREST ENTITIES

Refer to Note 1 on pages 86-87 and Note 14 on pages 103-106 of JPMorgan Chase’s 2003 Annual Report for a further description of JPMorgan Chase’s involvement with variable interest entities (“VIEs”) and the Firm’s policy on consolidation relating to these entities.

In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) to address various technical corrections and implementation issues that have arisen since the issuance of FIN 46. Effective March 31, 2004, JPMorgan Chase implemented FIN 46R for all VIEs, excluding certain investments made by JPMP, its private equity business. The FASB permitted nonregistered investment companies, such as JPMP, to defer consolidation of VIEs with which they are involved until the proposed Statement of Position on the clarification of the scope of the Investment Company Audit Guide is finalized. Following issuance of the Statement of Position, the FASB indicated it would consider further modification to FIN 46R, to provide an exception for companies that qualify to apply the revised Audit Guide. The Firm continues to apply this deferral provision; had FIN 46R been applied to VIEs subject to this deferral, approximately $775 million of additional assets would have been consolidated as of June 30, 2004. Implementation of FIN 46R did not have a material effect on the Firm’s Consolidated financial statements.

Part I
Item 1 (continued)

The application of FIN 46R involves significant judgment and interpretations by management. The Firm is aware of various interpretations being developed among accounting professionals with regard to analyzing derivatives under FIN 46R. It is management’s current interpretation that derivatives should be evaluated by focusing on an economic analysis of the rights and obligations of a VIE’s assets, liabilities, equity and other contracts, while considering: the entity’s activities and design; the terms of the derivative contract and the role it has with the entity; the role, if any, that the Firm has in establishing the entity; the expectations of the variable interest holders; and whether the derivative contract creates and/or absorbs variability. The Firm will assess evolving interpretations of FIN 46R and any potential new guidance issued by the FASB on this issue. Additional guidance and interpretations may affect the Firm’s current application of FIN 46R to its activities in future periods.

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

The following table provides a summary of the multi-seller conduits in which the Firm acts as administrator, as well as the Firm’s total commitments and maximum exposure to loss related to these multi-seller conduits:

	Consolidated		Nonconsolidated		Total
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
(in billions)	2004	2003	2004	2003	2004	2003
Total commercial paper issued by conduits	$1.0	$6.3	$8.8	$5.4	$9.8	$11.7

Commitments
Asset-purchase agreements(a)	$1.0	$9.3	$15.1	$8.7	$16.1	$18.0
Program-wide liquidity commitments(b)	—	1.6	2.3	1.0	2.3	2.6
Limited credit enhancements(c)	—	0.9	1.6	1.0	1.6	1.9
Maximum exposure to loss(d)	1.0	9.7	15.6	9.0	16.6	18.7

(a)	Asset-purchase agreements are the primary source of liquidity support for the conduits.
(b)	Program-wide liquidity is provided by the Firm to these vehicles in the event of short-term disruptions in the commercial paper market.
(c)	The Firm provides limited credit enhancement, primarily through the issuance of letters of credit.
(d)
The Firm’s maximum exposure to loss is limited to the amount of drawn commitments (i.e., seller-related assets held by the multi-seller conduit) of $9.8 billion at June 30, 2004, and $11.7 billion at December 31, 2003, plus contractual but undrawn commitments of $6.8 billion at June 30, 2004, and $7.0 billion at December 31, 2003. Since the Firm provides credit enhancement and liquidity to these multi-seller conduits, the maximum exposure is not adjusted to exclude exposure absorbed by third-party liquidity providers.

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

JPMorgan Chase consolidated these asset-backed commercial paper conduits at July 1, 2003, in accordance with FIN 46 and recorded the assets and liabilities of the conduits on its Consolidated balance sheet. In December 2003 and February 2004, two of the multi-seller conduits were restructured, with each conduit issuing preferred securities acquired by an independent third-party investor; the investor absorbs the majority of the expected losses of the conduit. In determining the primary beneficiary of the restructured conduits, the Firm leveraged an existing rating agency model – an independent market standard – to estimate the size of the expected losses, and it considered the relative rights and obligations of each of the variable interest holders. As of June 30, 2004, the remaining conduit consolidated on the Firm’s balance sheet included $1.0 billion of assets recorded in Available-for-sale securities. As of December 31, 2003, the conduits consolidated on the Firm’s balance sheet included $4.8 billion of assets recorded in Loans, and $1.5 billion of assets recorded in Available-for-sale securities.

Part I
Item 1 (continued)

Client intermediation

As a financial intermediary, the Firm is involved in structuring VIE transactions to meet investor and client needs. Assets held by certain client intermediation–related VIEs at June 30, 2004, and December 31, 2003, were as follows:

(in billions)	June 30, 2004	December 31, 2003
Structured commercial loan vehicles(a)	$4.2	$5.3
Credit-linked note vehicles(b)	17.3	17.7
Municipal bond vehicles(c)	6.1	5.5
Other client intermediation vehicles(d)	4.3	5.8

(a)
JPMorgan Chase was committed to provide liquidity to these VIEs of up to $5.2 billion and $8.0 billion at June 30, 2004, and December 31, 2003, respectively, of which $3.8 billion at June 30, 2004, and $6.3 billion at December 31, 2003, was in the form of asset purchase agreements. The Firm’s maximum exposure to loss to these vehicles at June 30, 2004, and December 31, 2003, was $3.5 billion and $5.5 billion, respectively, which reflects the netting of collateral and other program limits.

(b)
The fair value of the Firm’s derivative contracts with credit-linked note vehicles was not material at June 30, 2004. Assets of $1.8 billion and $2.1 billion reported in the table above were recorded on the Firm’s Consolidated balance sheet at June 30, 2004, and December 31, 2003, respectively, due to contractual relationships held by the Firm that relate to collateral held by the VIE.

(c)
For vehicles in which the Firm owns the residual interests, the Firm consolidates the VIE; total amounts consolidated were $2.4 billion at June 30, 2004, and $2.5 billion at December 31, 2003, and are reported in the table above. In vehicles where third-party investors own the residual interests, the Firm’s exposure is limited. The Firm often serves as remarketing agent for the VIE and provides liquidity to support the remarketing; total liquidity commitments were $2.3 billion and $1.8 billion at June 30, 2004, and December 31, 2003, respectively. The Firm’s maximum credit exposure to all municipal bond vehicles was $4.7 billion and $4.3 billion at June 30, 2004, and December 31, 2003, respectively.

(d)
The Firm structures, on behalf of clients, other client intermediation vehicles in which it transfers the risks and returns of the assets held by the VIE, typically debt and equity instruments, to clients through derivative contracts. The Firm’s net exposure arising from these intermediation transactions is not significant.

Finally, the Firm may enter into transactions with VIEs structured by other parties; refer to Note 14 on pages 103–106 of JPMorgan Chase’s 2003 Annual Report for a further description of the Firm’s involvement with these VIEs.

The following table summarizes the Firm’s total consolidated VIE assets, by classification on the Consolidated balance sheet, as of June 30, 2004, and December 31, 2003:

(in billions)	June 30, 2004	December 31, 2003

Consolidated VIE assets(a)
Loans(b)	$1.2	$5.8
Investment securities	3.1	3.8
Trading assets(c)	2.3	2.7
Other assets	0.4	0.1

Total consolidated VIE assets	$7.0	$12.4

(a)
The Firm also holds $3.2 billion of assets, primarily as a seller’s interest, in certain consumer securitizations in a segregated entity, as part of a two-step securitization transaction. This interest is included in the securitization activities disclosed in Note 12 on pages 13–15 of this Form 10-Q.

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

NOTE 14 – PRIVATE EQUITY INVESTMENTS

For a further description of private equity investments, see Note 15 on page 106 of JPMorgan Chase’s 2003 Annual Report. The following table presents the carrying value and cost of the Firm’s private equity investment portfolio, primarily related to JPMorgan Partners, for the dates indicated:

(in millions)	June 30, 2004		December 31, 2003
	Carrying		Carrying
	Value	Cost	Value	Cost
Total investment portfolio	$6,663	$8,353	$7,250	$9,147

Part I
Item 1 (continued)

The following table presents the Firm’s private equity gains (losses), primarily related to JPMorgan Partners, for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Realized gains	$319	$7	$466	$3
Unrealized gains (losses)	102	(36)	261	(253)

Total private equity gains (losses)	$421	$(29)	$727	$(250)

NOTE 15 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following:

(in millions)	June 30, 2004	December 31, 2003
Goodwill	$8,731	$8,511

Other intangible assets:
Mortgage servicing rights	$5,707	$4,781
Purchased credit card relationships	893	1,014
All other intangibles	799	685

Total other intangible assets	$7,399	$6,480

Goodwill

As of June 30, 2004, goodwill increased by $220 million compared with December 31, 2003, principally in connection with acquisitions by the Institutional Trust Services and Treasury Services businesses. Goodwill was not impaired at June 30, 2004, or December 31, 2003.

Goodwill by business segment is as follows:

(in millions)	June 30, 2004	December 31, 2003
Investment Bank	$2,082	$2,084
Treasury & Securities Services	1,593	1,390
Investment Management & Private Banking	4,155	4,153
JPMorgan Partners	377	377
Chase Financial Services	524	507

Total goodwill	$8,731	$8,511

Mortgage servicing rights

For a further description of mortgage servicing rights (“MSRs”) and interest rate risk management of MSRs, see Note 16 on pages 107–109 of JPMorgan Chase’s 2003 Annual Report. The following table summarizes the changes in MSRs during the first six months of 2004 and 2003:

	Six months ended June 30,
(in millions)	2004		2003
Balance at January 1	$6,159		$4,864
Additions	979		1,407
Other-than-temporary impairment	(32)		(274)
Amortization	(653)		(762)
SFAS 133 hedge valuation adjustments	127		(482)

Balance at June 30	6,580		4,753
Less: valuation allowance	873		1,786

Balance at June 30, after valuation allowance	$5,707		$2,967

Estimated fair value at June 30	$5,707		$2,967

Weighted-average prepayment speed assumption	14.83	%CPR	36.96	%CPR
Weighted-average discount rate	7.19%		7.82%

CPR – constant prepayment rate

JPMorgan Chase uses a combination of derivatives, trading securities and AFS securities to manage changes in the market value of MSRs. The intent is to offset any changes in the market value of MSRs with changes in the market value of the related risk management instruments. MSRs increase in value when interest rates increase. Conversely, securities (such as mortgage-backed securities), principal-only certificates, and derivatives (where the Firm receives fixed-rate interest payments) decrease in value when interest rates increase.

Part I
Item 1 (continued)

The valuation allowance represents the extent to which the carrying value of MSRs exceeds its estimated fair value. Changes in the valuation allowance are the result of the recognition of impairment or the recovery of previously recognized impairment charges due to changes in market conditions during the period. The changes in the valuation allowance for MSRs were as follows:

	Six months ended June 30,
(in millions)	2004	2003
Balance at January 1	$1,378	$1,634
Other-than-temporary impairment	(32)	(274)
SFAS 140 impairment (recovery) adjustment	(473)	426

Balance at June 30	$873	$1,786

Purchased credit card relationships and other intangible assets

There were no purchased credit card relationship intangibles added during the six months ended June 30, 2004. For the six months ended June 30, 2004, all other intangibles increased by $158 million, principally in connection with acquisitions by the Institutional Trust Services and Treasury Services businesses and acquisitions of investment management contracts. All of the Firm’s acquired intangible assets are subject to amortization.

The components of purchased credit card relationships and other intangible assets were as follows:

(in millions)	June 30, 2004				December 31, 2003			Amortization Expense
				Net			Net	Three months		Six months
	Gross	Accumulated		Carrying	Gross	Accumulated	Carrying	ended June 30,		ended June 30,
	Amount	Amortization		Value	Amount	Amortization	Value	2004	2003	2004	2003
Purchased credit card relationships	$1,885	$992		$893	$1,885	$871	$1,014	$60	$64	$121	$128
All other intangibles	1,251	452	(a)	799	1,093	408	685	19	9	37	19

Total amortization expense								$79	$73	$158	$147

(a)	Includes $7 million of amortization expense related to servicing assets on securitized automobile loans, which is recorded in Fees and commissions, for the six months ended June 30, 2004.

Future amortization expense

The following table presents estimated future amortization expense related to Purchased credit card relationships and All other intangible assets at June 30, 2004:

(in millions)	Purchased credit	All other
Year ended December 31,	card relationships	intangible assets
2004(a)	$122	$50
2005	234	82
2006	222	76
2007	187	64
2008	117	60
2009	9	59

(a)
Excludes $121 million and $37 million of amortization expense related to Purchased credit card relationships and All other intangible assets, respectively, recognized during the first six months of 2004.

Part I
Item 1 (continued)

NOTE 16 – EARNINGS PER SHARE

For a discussion of the computation of basic and diluted earnings per share (“EPS”), see Note 22 on page 112 of JPMorgan Chase’s 2003 Annual Report. The following table presents the calculation of basic and diluted EPS for the three and six months ended June 30, 2004 and 2003:

	Three months ended		Six months ended
(in millions, except per share amounts)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Basic earnings per share
Net income (loss)	$(548)	$1,827	$1,382	$3,227
Less: preferred stock dividends	13	12	26	25

Net income (loss) applicable to common stock	$(561)	$1,815	$1,356	$3,202

Weighted-average basic shares outstanding	2,042.8	2,005.6	2,037.6	2,002.8
Net income (loss) per share	$(0.27)	$0.90	$0.67	$1.60

Diluted earnings per share
Net income (loss) applicable to common stock	$(561)	$1,815	$1,356	$3,202

Weighted-average basic shares outstanding	2,042.8	2,005.6	2,037.6	2,002.8
Additional shares issuable upon exercise of stock options for dilutive effect	— (b)	45.0	58.7	33.5

Weighted-average diluted shares outstanding	2,042.8	2,050.6	2,096.3	2,036.3
Net income (loss) per share(a)	$(0.27)	$0.89	$0.65	$1.57

(a)
Options issued under employee benefit plans to purchase 208 million and 326 million shares of common stock were outstanding for the three months ended June 30, 2004 and 2003, respectively, but were not included in the computation of diluted EPS, because the options’ exercise prices were greater than the average market price of the common shares. For the six months ended June 30, 2004 and 2003, options issued under employee benefit plans to purchase common stock excluded from the computation were 208 million and 363 million, respectively.

(b)	Common equivalent shares have been excluded from the computation of diluted loss per share for the three months ended June 30, 2004, as the effect would be antidilutive.

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income is composed of Net income and Other comprehensive income (“OCI”), which includes the after-tax change in unrealized gains and losses on AFS securities, cash flow hedging activities and foreign currency translation adjustments (including the impact of related derivatives).

	Unrealized				Cash		Accumulated other
(in millions)	gains (losses)		Translation		flow		comprehensive
Six months ended June 30, 2004	on AFS securities(a)		adjustments		hedges		income (loss)
Balance December 31, 2003	$19		$(6)		$(43)		$(30)
Net change during period	(936)	(b)	—	(c)	56	(e)	(880)

Balance June 30, 2004	$(917)		$(6)	(d)	$13		$(910)

Six months ended June 30, 2003
Balance December 31, 2002	$731		$(6)		$502		$1,227
Net change during period	50	(b)	—	(c)	16	(e)	66

Balance June 30, 2003	$781		$(6	)(d)	$518		$1,293

(a)	Represents the after-tax difference between the fair value and amortized cost of the AFS securities portfolio and retained interests in securitizations recorded in Other assets.
(b)
The net change for the six months ended June 30, 2004, is primarily due to rising interest rates. The net change for the six months ended June 30, 2003, was primarily driven by declining rates, partially offset by the recognition of securities gains on sales of AFS securities.

(c)
At June 30, 2004, included $84 million of after-tax losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar, offset by $84 million of after-tax gains on hedges. At June 30, 2003, included $259 million of after-tax gains on foreign currency translation from operations for which the functional currency is other than the U.S. dollar, offset by $259 million of after-tax losses on hedges.

(d)	Includes after-tax gains and losses on foreign currency translation, including related hedge results from operations for which the functional currency is other than the U.S. dollar.
(e)
The net change for the six months ended June 30, 2004, included $13 million of after-tax losses recognized in income and $43 million of after-tax gains representing the net change in derivative fair values that were recorded in comprehensive income. The net change for the six months ended June 30, 2003, included $283 million of after-tax gains recognized in income and $299 million of after-tax gains representing the net change in derivative fair values that were reported in comprehensive income.

Part I
Item 1 (continued)

NOTE 18 – CAPITAL

For a discussion of the calculation of risk-based capital ratios, see Note 26 on pages 114–115 of JPMorgan Chase’s 2003 Annual Report.

The following table presents the risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries. At June 30, 2004, the Firm and each of its subsidiaries listed in the table below, were “well-capitalized” as defined by banking regulators.

June 30, 2004	Tier 1	Total	Risk-weighted	Adjusted	Tier 1	Total	Tier 1
(in millions, except ratios)	capital	capital	assets(b)	average assets	capital ratio	capital ratio	leverage ratio
JPMorgan Chase & Co.(a)	$43,537	$59,357	$530,270	$790,390	8.2%	11.2%	5.5%
JPMorgan Chase Bank	35,372	49,139	445,293	640,479	7.9	11.0	5.5
Chase Manhattan Bank USA, N.A.	5,354	7,406	54,276	40,289	9.9	13.6	13.3
Well capitalized ratios(c)					6.00	10.00	5.00	(d)
Minimum capital ratios(c)					4.00	8.00	3.00

December 31, 2003	Tier 1	Total	Risk-weighted	Adjusted	Tier 1	Total	Tier 1
(in millions, except ratios)	capital	capital	assets(b)	average assets	capital ratio	capital ratio	leverage ratio
JPMorgan Chase & Co. (a)	$43,167	$59,816	$507,456	$765,910	8.5%	11.8%	5.6%
JPMorgan Chase Bank	34,972	45,290	434,218	628,076	8.1	10.4	5.6
Chase Manhattan Bank USA, N.A.	4,950	6,939	48,030	34,565	10.3	14.4	14.3
Well capitalized ratios(c)					6.00	10.00	5.00	(d)
Minimum capital ratios(c)					4.00	8.00	3.00

(a)
Assets and capital amounts for JPMorgan Chase’s banking subsidiaries reflect intercompany transactions, whereas the respective amounts for JPMorgan Chase reflect the elimination of intercompany transactions.

(b)
Includes off–balance sheet risk-weighted assets in the amounts of $175.7 billion, $152.7 billion and $13.7 billion, respectively, at June 30, 2004, and $174.2 billion, $152.1 billion and $13.3 billion, respectively, at December 31, 2003.

(c)	As defined by the regulations issued by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency.
(d)
Represents requirements for bank subsidiaries pursuant to regulations issued under the Federal Deposit Insurance Corporation Improvement Act. There is no Tier 1 leverage component in the definition of a well-capitalized bank holding company.

The following table shows the components of the Firm’s Tier 1 and total capital, as of the dates indicated:

	June 30,	December 31,
(in millions)	2004	2003

Tier 1 capital
Common stockholders’ equity	$45,836	$45,168
Nonredeemable preferred stock	1,009	1,009
Minority interest and Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	7,004	6,882
Less: Goodwill and investments in certain subsidiaries	8,731	8,511
Nonqualifying intangible assets and other	1,581	1,381

Tier 1 capital	$43,537	$43,167

Tier 2 capital
Long-term debt and other instruments qualifying as Tier 2	$11,888	$12,128
Qualifying allowance for credit losses	4,195	4,777
Less: Investment in certain subsidiaries	263	256

Tier 2 capital	$15,820	$16,649

Total qualifying capital	$59,357	$59,816

Part I
Item 1 (continued)

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Litigation reserve
At June 30, 2004, JPMorgan Chase recorded a $3.7 billion (pre-tax) addition to the Litigation reserve, which brings the Firm’s reserve for all litigation to approximately $4.7 billion. While the outcome of litigation is inherently uncertain, the addition reflects management’s assessment of the appropriate reserve level in light of all currently known information. Management reviews litigation reserves periodically, and the reserve may be increased or decreased in the future to reflect further developments. The Firm believes it has meritorious defenses to claims asserted against it and intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interest of stockholders. For a further discussion of legal proceedings, see Part II, Item 1, Legal Proceedings, of this Form 10-Q.

NOTE 20 – ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The majority of JPMorgan Chase’s derivatives are entered into for trading purposes. The Firm also uses derivatives as an end-user to hedge market exposures, modify the interest rate characteristics of related balance sheet instruments or meet longer-term investment objectives. Both trading and end-user derivatives are recorded in trading assets and liabilities. For a further discussion of the Firm’s use of derivative instruments, see pages 58–61 and Note 28 on pages 116–117 of JPMorgan Chase’s 2003 Annual Report.

The following table presents derivative instrument hedging-related activities for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Fair value hedge ineffective net gains (losses)(a)	$(178)	$520	$(229)	$788
Cash flow hedge ineffective net gains (losses)(a)	—	—	(1)	—
Cash flow hedging gains on forecasted transactions that failed to occur	—	—	—	—

(a)	Includes ineffectiveness and the components of hedging instruments that have been excluded from the assessment of hedge effectiveness.

Over the next 12 months, it is expected that $36 million (after-tax) of net losses recorded in Other comprehensive income at June 30, 2004, will be recognized in earnings. The maximum length of time over which forecasted transactions are hedged is 10 years, related to core lending and borrowing activities.

NOTE 21 – OFF–BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS AND GUARANTEES

For a discussion of off–balance sheet lending-related financial instruments and guarantees and the Firm’s related accounting policies, see Note 29 on pages 117–119 of JPMorgan Chase’s 2003 Annual Report.

To provide for the risk of loss inherent in commercial-related contracts, an allowance for credit losses on lending-related commitments is maintained. See pages 69–70 of this Form 10-Q for a further discussion on the allowance for credit losses on lending-related commitments.

The following table summarizes the contractual amounts relating to off–balance sheet lending-related financial instruments and guarantees and the related allowance for credit losses on lending-related commitments at June 30, 2004, and December 31, 2003:

Off–balance sheet lending-related financial instruments

			Allowance for
	Contractual amount		lending–related commitments
	June 30,	December 31,	June 30,	December 31,
(in millions)	2004	2003	2004	2003

Consumer-related	$194,523	$176,923	NA	NA
Commercial-related:
Other unfunded commitments to extend credit(a)(b)(c)	161,775	176,222	$92	$155
Standby letters of credit and guarantees(a)(d)	49,012	35,332	166	167
Other letters of credit(a)	4,849	4,204	2	2

Total commercial-related	215,636	215,758	260	324

Total	$410,159	$392,681	$260	$324

Customers’ securities lent(e)	$183,521	$143,143	NA	NA

(a)	Net of risk participations totaling $18.1 billion and $16.5 billion at June 30, 2004, and December 31, 2003, respectively.
(b)
Includes unused advised lines of credit totaling $21 billion at June 30, 2004, and $19 billion at December 31, 2003, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable.

(c)
Includes certain asset purchase agreements to multi-seller asset-backed commercial paper conduits of $15.1 billion and $11.7 billion at June 30, 2004, and December 31, 2003, respectively; excludes $1.0 billion at June 30, 2004, and $6.3 billion at December 31, 2003, of asset purchase agreements related to multi-seller asset-backed commercial paper conduits consolidated in accordance with FIN 46R, as the underlying assets of the conduits are reported in the Firm’s Consolidated balance sheet. It also includes $5.5 billion at June 30, 2004, and $9.2 billion at December 31, 2003, of asset purchase agreements to structured commercial loan vehicles and other third-party entities. The allowance for credit losses on lending-related commitments related to these agreements was insignificant at June 30, 2004, and December 31, 2003.

Part I
Item 1 (continued)

(d)	The Firm held collateral relating to $8.2 billion and $7.7 billion of these arrangements at June 30, 2004, and December 31, 2003, respectively.
(e)	Collateral held by the Firm in support of these agreements was $188.5 billion at June 30, 2004, and $146.7 billion at December 31, 2003.

For a discussion of the off–balance sheet lending arrangements which the Firm considers to be guarantees under FIN 45, see pages 117–118 of JPMorgan Chase’s 2003 Annual Report. The amount of the liability related to guarantees recorded at June 30, 2004 and December 31, 2003, excluding the allowance for credit losses on lending-related commitments and derivative contracts discussed below, was approximately $101 million and $59 million, respectively.

In addition to the contracts noted above, there are certain derivative contracts to which the Firm is a counterparty that meet the characteristics of a guarantee under FIN 45. For a description of the derivatives the Firm considers to be guarantees, see Note 29 on pages 117–119 of JPMorgan Chase’s 2003 Annual Report. These derivatives are recorded on the Consolidated balance sheets at fair value. The total notional values of the derivatives that the Firm deems to be guarantees were $54 billion and $50 billion at June 30, 2004, and December 31, 2003, respectively. The fair values related to these contracts at June 30, 2004, were a derivative receivable of $192 million and a derivative payable of $549 million. The fair values of these contracts at December 31, 2003, were a derivative receivable of $163 million and a derivative payable of $333 million.

NOTE 22 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Refer to Note 31 on pages 120–123 of JPMorgan Chase’s 2003 Annual Report for a full description of fair value methodologies by product. For those financial instruments that are not recorded on the Consolidated balance sheet at fair value, fair value is based on quoted market prices, where available. If listed prices or quotes are not available, fair value is based on internally developed models that primarily use market-based or independent information as inputs. For commercial loans and lending-related commitments, fair value is calculated primarily using the cost of credit derivatives (which is adjusted to account for the differences in recovery rates between bonds, on which the cost of credit derivatives is based, and loans) and loan equivalents (which represent the portion of an unused commitment likely, based on the Firm’s average portfolio historical experience, to become outstanding in the event an obligor defaults). For consumer loans, fair value is based on discounted cash flows. The fair value of loans in the held-for-sale and trading portfolios is generally based on observable market prices and prices of similar instruments. Fair value of consumer commitments is based on the primary market prices to originate new commitments.

These methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The following table presents the financial assets and liabilities valued under SFAS 107:

	June 30, 2004			December 31, 2003
	Carrying	Estimated	Appreciation/	Carrying	Estimated	Appreciation/
(in billions)	Value	Fair Value	(Depreciation)	Value	Fair Value	(Depreciation)
Total financial assets	$796.6	$798.0	$1.4	$750.7	$754.0	$3.3

Total financial liabilities(a)	$767.8	$769.2	(1.4)	$723.6	$726.0	(2.4)

Estimated fair value in excess of carrying value			$—			$0.9

(a)
Includes the allowance for lending-related commitments of $260 million at June 30, 2004, and $324 million at December 31, 2003. The fair value of the Firm’s lending-related commitments approximates these balances.

NOTE 23 – SEGMENT INFORMATION

JPMorgan Chase is organized into five major businesses: the Investment Bank, Treasury & Securities Services, Investment Management & Private Banking, JPMorgan Partners and Chase Financial Services. These businesses are segmented based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on an “operating” basis. For a definition of operating basis, see the Glossary of Terms on pages 78–79 of this Form 10-Q. For a further discussion concerning JPMorgan Chase’s business segments, see Segment Results on pages 35–53 of this Form 10-Q.

Segment results, which are presented on an operating basis, reflect revenues on a tax-equivalent basis. The tax-equivalent gross-up for each business segment is based upon the level, type and tax jurisdiction of the earnings and assets within each business segment. The amount of the tax-equivalent gross-up for each business segment is eliminated within the Support Units and Corporate segment and was $(114) million and $(123) million for the three months ended June 30, 2004 and 2003, and $(225) million and $(188) million for the six months ended June 30, 2004 and 2003, respectively.

JPMorgan Chase uses shareholder value added (“SVA”), a non-GAAP financial measure, as a measure of segment profitability. See Segment results on pages 27–28 and Note 34 on pages 126–127 of JPMorgan Chase’s 2003 Annual Report for a further discussion of performance measurements and policies for cost-of-capital allocation. The table below provides a summary of the Firm’s segment results for the three and six months ended June 30, 2004 and 2003:

Part I
Item 1 (continued)

			Investment
		Treasury &	Management		Chase	Corporate/
	Investment	Securities	& Private	JPMorgan	Financial	Reconciling
(in millions, except ratios)	Bank	Services	Banking	Partners	Services	Items(a)	Total
Three months ended June 30, 2004
Operating revenue(b)	$3,116	$1,187	$805	$350	$3,684	$(57)	$9,085
Intersegment revenue(b)	(89)	63	22	2	15	(13)	—
Operating earnings	703	121	93	187	620	82	1,806
Litigation reserve(d)	—	—	—	—	—	(2,294)	(2,294)
Merger costs(d)	—	—	—	—	—	(60)	(60)
Net income (loss)	703	121	93	187	620	(2,272)	(548)
Average common equity(e)	14,999	3,197	5,369	4,547	9,143	9,609	46,864
Average managed assets	536,265	21,623	35,054	7,270	215,207	20,477	835,896
Shareholder value added	251	25	(69)	16	344	(172)	395
Return on average allocated capital(f)	19%	15%	7%	16%	27%	NM	NM

June 30, 2003
Operating revenue(b)	$4,203	$979	$677	$(80)	$3,975	$(240)	$9,514
Intersegment revenue(b)	(54)	46	44	(2)	(3)	(31)	—
Operating earnings (loss)(c)	1,037	111	58	(96)	853	(136)	1,827
Average common equity(e)	20,130	2,779	5,533	5,916	8,687	(286)	42,759
Average managed assets	495,213	19,334	33,987	9,008	217,338	21,440	796,320
Shareholder value added	429	28	(109)	(319)	591	(84)	536
Return on average allocated capital(f)	21%	16%	4%	NM	39%	NM	17%

			Investment
		Treasury &	Management		Chase	Corporate/
	Investment	Securities	& Private	JPMorgan	Financial	Reconciling
(in millions, except ratios)	Bank	Services	Banking	Partners	Services	Items(a)	Total
Six months ended June 30, 2004
Operating revenue(b)	$7,096	$2,293	$1,629	$599	$7,098	$(180)	$18,535
Intersegment revenue(b)	(153)	114	46	3	22	(32)	—
Operating earnings	1,813	240	209	303	1,047	124	3,736
Litigation reserve(d)	—	—	—	—	—	(2,294)	(2,294)
Merger costs(d)	—	—	—	—	—	(60)	(60)
Net income (loss)	1,813	240	209	303	1,047	(2,230)	1,382
Average common equity(e)	15,486	3,190	5,420	4,723	9,278	8,244	46,341
Average managed assets	524,909	20,704	35,158	7,520	211,379	20,615	820,285
Shareholder value added	880	47	(118)	(53)	487	(298)	945
Return on average allocated capital(f)	23%	15%	8%	13%	23%	NM	6%

June 30, 2003
Operating revenue(b)	$8,212	$1,905	$1,319	$(367)	$7,668	$(360)	$18,377
Intersegment revenue(b)	(95)	80	65	(1)	(1)	(48)	—
Operating earnings(c)	1,933	223	84	(318)	1,501	(196)	3,227
Average common equity(e)	20,499	2,776	5,508	5,950	8,589	(1,011)	42,311
Average managed assets	510,405	18,426	33,811	9,217	209,912	21,387	803,158
Shareholder value added	703	57	(247)	(764)	985	(50)	684
Return on average allocated capital(f)	19%	16%	3%	NM	35%	NM	15%

(a)	Corporate/Reconciling Items includes Support Units and Corporate and the net effect of management accounting policies.
(b)
Operating revenue includes Intersegment revenue, which includes intercompany revenue and revenue-sharing agreements, net of intersegment expenses. Transactions between business segments are primarily conducted at fair value.

(c)	For the consolidated financial statements, there are no reconciling items between Operating earnings and Net income in 2003.
(d)
Represents the after-tax amounts of the Firm’s Litigation reserve and Merger costs, which are excluded from operating basis, as management believes these items are unusual or are not part of the Firm’s normal daily business operations and, therefore, are not indicative of trends.

(e)	Average common equity at the consolidated level is equivalent to the average allocated capital at the segment level.
(f)	Based on annualized net income amounts.

Part I
Item 1 (continued)

The following table provides a reconciliation of the Firm’s operating earnings to net income:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Segments’ operating earnings	$1,724	$1,963	$3,612	$3,423
Corporate/reconciling earnings (loss)	82	(136)	124	(196)

Consolidated operating earnings	1,806	1,827	3,736	3,227
Litigation reserve(a)	(2,294)	—	(2,294)	—
Merger costs(a)	(60)	—	(60)	—

Consolidated net income (loss)	$(548)	$1,827	$1,382	$3,227

(a)
Represents the after-tax amounts of the Firm’s Litigation reserve and Merger costs, which are excluded from operating basis as management believes these items are not part of the Firm’s normal daily business operations and, therefore, not indicative of trends, and also do not provide meaningful comparisons with other periods.

The following table provides a reconciliation of the Firm’s reported revenue to operating revenue:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Reported revenue	$8,599	$9,034	$17,576	$17,440
Credit card securitizations(a)	486	480	959	937

Operating revenue	$9,085	$9,514	$18,535	$18,377

(a)
Represents the impact of credit card securitizations. For securitized receivables, amounts that normally would be reported as Net interest income and as Provision for credit losses are reported as noninterest revenue.

The following table provides a reconciliation of the Firm’s consolidated operating earnings to SVA:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Shareholder value added
Operating earnings	$1,806	$1,827	$3,736	$3,227
Less: preferred dividends	13	12	26	25

Earnings applicable to common stock	1,793	1,815	3,710	3,202
Less: cost of capital	1,398	1,279	2,765	2,518

Total Shareholder value added	$395	$536	$945	$684

The following table provides a reconciliation of the Firm’s consolidated average assets to average managed assets:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Average assets	$802,870	$764,655	$787,094	$771,409
Average credit card securitizations	33,026	31,665	33,191	31,749

Average managed assets	$835,896	$796,320	$820,285	$803,158

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”) is a leading global financial services firm with assets of $818 billion and operations in more than 50 countries. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing, investment management, private banking and private equity. JPMorgan Chase serves more than 30 million consumers nationwide and many of the world’s most prominent corporate, institutional and government clients. The Firm’s wholesale businesses are known globally as “JPMorgan,” and its national consumer and middle market businesses are known as “Chase.” The wholesale businesses are comprised of the following four segments: the Investment Bank (“IB”), Treasury & Securities Services (“TSS”), Investment Management & Private Banking (“IMPB”) and JPMorgan Partners (“JPMP”). IB provides a full range of investment banking and commercial banking products and services, including advising on corporate strategy and structure, capital raising, risk management and market-making in cash securities and derivative instruments in all major capital markets. The three businesses within TSS provide debt servicing, securities custody and related functions, and treasury and cash management services to corporations, financial institutions and governments. The IMPB business provides investment management services to institutional investors, high-net-worth individuals and retail customers and also provides personalized advice and solutions to wealthy individuals and families. JPMP, the Firm’s private equity business, provides equity and mezzanine capital financing to private companies. The Firm’s national consumer and middle market businesses, which provide lending and full-service banking to consumers and small and middle market businesses, comprise Chase Financial Services (“CFS”).

The merger of JPMorgan Chase and Bank One Corporation (“Bank One”) occurred on July 1, 2004; accordingly, the results of operations reported in this Form 10-Q for the period ended June 30, 2004, reflect only those of JPMorgan Chase. Results reflecting the combined operations of JPMorgan Chase and Bank One will be reported beginning July 1, 2004.

On July 20, 2004, J.P. Morgan Chase & Co. changed its name to JPMorgan Chase & Co. The change eliminated the periods and space in JPMorgan so that the style of the formal name of the company is now consistent with the style used in referring to the JPMorgan Chase brand.

OVERVIEW

Financial Performance of JPMorgan Chase				Second quarter change				Six months ended June 30
(in millions, except per share and ratio data)	2Q 2004	1Q 2004	2Q 2003	1Q 2004		2Q 2003		2004	2003	Change
Revenue	$8,599	$8,977	$9,034	(4)%		(5)%		$17,576	$17,440	1%
Noninterest expense	9,471	6,059	5,832	56		62		15,530	11,373	37
Provision for credit losses	203	15	435	NM		(53)		218	1,178	(81)
Net income (loss)	(548)	1,930	1,827	NM		NM		1,382	3,227	(57)
Net income (loss) per share – diluted	(0.27)	0.92	0.89	NM		NM		0.65	1.57	(59)
Average common equity	46,864	45,818	42,759	2		10		46,341	42,311	10
Return on average common equity (“ROCE”)	NM	17%	17%	NM		NM		6%	15%	(900	)bp
Common dividend payout ratio	NM	38	40	NM		NM		106	44	6,200
Effective income tax rate	49%	34	34	1,500	bp	1,500	bp	24	34	(1,000)
Overhead ratio	110	67	65	4,300		4,500		88	65	2,300

Tier 1 capital ratio	8.2%	8.4%	8.4%	(20	)bp	(20	)bp
Total capital ratio	11.2	11.4	12.0	(20)		(80)
Tier 1 leverage ratio	5.5	5.9	5.5	(40)		—

Global real GDP grew at a brisk pace over the past year but moderated slightly in the second quarter. This moderation was the result of slower growth principally in the Asia Pacific region, continued solid but slower growth in the United States, and growth in European economies at a more subdued pace.

In the second quarter of 2004, the U.S. economy slowed, restrained by rising interest rates and higher energy prices. Employment expanded at a solid, above-trend pace, and factory payrolls stabilized. Consumer price measures registered outsized gains in the second quarter, reflecting, in part, a sharp rise in oil prices early this year. Core inflation picked up as well, in part echoing the indirect impact of higher energy costs. Second quarter economic developments accelerated the timing of expected monetary policy adjustments. The Federal Open Market Committee raised interest rates on June 30 and has indicated that it plans to normalize its interest rate policy, most likely increasing interest rates at a measured pace, in the coming quarters.

In this environment, market conditions became more challenging during the quarter. Bond yields increased early in the quarter in response to strong economic news and increased consumer prices. The bond market stabilized, as the economy appeared to slow and subsequent inflation reports implied that earlier price pressures might principally be the result of transitory factors. In addition, corporate earnings exceeded expectations by a wide margin, but stock prices were little changed on average, owing to uncertainty about the petroleum outlook, developments in the Middle East and the U.S. Presidential election.

Part I
Item 2 (continued)

Given the backdrop of improved economic growth compared with a year ago, many of JPMorgan Chase’s wholesale and consumer businesses grew revenues and benefited from improved credit costs, but the growth was largely offset by declines in trading, treasury and mortgage results. This business performance was more than offset by the litigation reserve charge that was taken during the second quarter.

JPMorgan Chase reported a net loss of $548 million, or $(0.27) per share, in the second quarter of 2004, compared with net income of $1.8 billion, or $0.89 per share, in the second quarter of 2003. For the first six months of 2004, reported net income was $1.4 billion, or $0.65 per share, compared with $3.2 billion, or $1.57 per share, in the same period last year. Second quarter earnings for JPMorgan Chase were reduced by a $2.3 billion (after-tax) charge to increase litigation reserves and $60 million (after-tax) of merger costs.

Total revenue of $8.6 billion declined by 5% from the second quarter of 2003 and 4% from the first quarter of 2004. IB trading revenues declined by 38% year-over-year, driven by lower revenue in fixed income and equity markets; and Global Treasury revenues declined by 72%, reflecting lower levels of realized investment securities gains and net interest income. Revenue at CHF declined by 28% from last year, as expected higher interest rates lowered mortgage originations and margins. Total mortgage originations declined by 27% compared with the second quarter of 2003. CHF revenue increased by 19% from the first quarter of 2004 due to higher origination and risk management revenues. Declines in trading, treasury and mortgage revenues were partially offset by higher investment banking fees, driven by increased advisory and equity underwriting fees, and private equity gains. For the first half of 2004, total revenue of $17.6 billion was almost flat compared with 2003.

Total expenses in the second quarter of 2004 of $9.5 billion increased by 62% year-over-year, and 56% over the first quarter level. Total expenses of $15.5 billion in the first half of 2004 increased by 37% over 2003. The increase in both periods was primarily driven by a $3.7 billion addition to the Firm’s Litigation reserve and $90 million of Merger costs. Compensation expense in the second quarter of 2004 declined by 7% year-over-year and 11% from the first quarter, driven by lower incentive compensation. For the six months ended June 30, 2004, compensation expense of $6.4 billion was flat with the same period last year.

Noncompensation expense, excluding the aforementioned Litigation reserve and Merger costs, was up 3% from the second quarter of 2003 and declined by 1% from the first quarter of 2004. The increase from 2003 reflected higher technology costs and increased marketing costs, offset by lower occupancy costs. For the first six months of 2004, Noncompensation expense increased by 8% over 2003.

The second quarter of 2004 Provision for credit losses, at $203 million, declined by 53% from the second quarter of 2003 but increased from $15 million in the first quarter of 2004. The decline from the 2003 second quarter was primarily attributable to lower commercial net charge-offs, as credit quality continued to improve. The increase from the first quarter of 2004 was due to a lower reduction in the Allowance for loan losses. The Provision for credit losses for the first six months of 2004, at $218 million, declined by 81% from 2003 due to improved credit quality and a smaller commercial loan portfolio. The Firm’s commercial nonperforming loans declined by 50% and 18%, and criticized exposure levels declined by 53% and 19% compared with the second quarter of 2003 and first quarter of 2004, respectively. On the consumer side, the Provision for credit losses, at $323 million, was 2% lower than in the second quarter of 2003, and the credit card net charge-off ratio declined.

Tier 1 capital of $43.5 billion increased by 6% year-over-year and decreased by 3% from the first quarter of 2004. The Tier 1 capital ratio was 8.2% at June 30, 2004, and 8.4% at June 30, 2003.

The table below shows JPMorgan Chase’s segment results. These results reflect the manner in which the Firm’s financial information was evaluated by management through June 30, 2004, and are presented on an operating basis. For a discussion of the Firm’s Segment results, including more information about operating results, see pages 35-53 of this Form 10-Q. Prior-period segment results have been adjusted to reflect the alignment of management accounting policies or changes in organizational structure among businesses.

Segment results – Operating basis							Return on average
	Operating revenue			Operating earnings			allocated capital
		Second quarter change			Second quarter change			Second quarter change
(in millions, except ratios)	2Q 2004	1Q 2004	2Q 2003	2Q 2004	1Q 2004	2Q 2003	2Q 2004	1Q 2004		2Q 2003
Investment Bank	$3,116	(22)%	(26)%	$703	(37)%	(32)%	19%	(900	)bp	(200	)bp
Treasury & Securities Services	1,187	7	21	121	2	9	15	—		(100)
Investment Management & Private Banking	805	(2)	19	93	(20)	60	7	(100)		300
JPMorgan Partners	350	41	NM	187	61	NM	16	700		NM
Chase Financial Services	3,684	8	(7)	620	45	(27)	27	900		(1,200)
Support Units and Corporate	(57)	54	76	82	95	NM	NM	NM		NM

JPMorgan Chase	$9,085	(4)	(5)	$1,806	(6)	(1)	15	(200)		(200)

Part I
Item 2 (continued)

IB earnings performance was driven by lower trading revenues and the anticipated reduction in Global Treasury revenues, partially offset by higher investment banking fees and favorable credit costs.

TSS revenue and expense growth rates, when compared with last year, reflect the effects of acquisitions and write-offs. In addition to acquisitions, Treasury Services and Institutional Trust Services benefited from higher product revenue and growth in the American Depositary Receipts business, respectively. Higher equity market valuations and a strong seasonal pickup in customer volumes resulted in increased fees and foreign exchange revenue in Investor Services.

IMPB operating earnings were up 60% year-over-year and down 20% from the first quarter of 2004. The increase from last year reflected positive operating leverage. Assets under supervision (“AUS”) increased by 14% from last year, due to equity market appreciation and net asset inflows.

JPMP had operating earnings of $187 million. Net private equity gains were $392 million, compared with a net loss of $22 million in the second quarter of last year. The carrying value of the portfolio was $6.4 billion at the end of the quarter, compared with $7.9 billion a year ago.

CFS had operating earnings of $620 million for the quarter, a decrease of 27% from a record quarter in 2003, but an increase of 45% from the prior quarter, both driven primarily by CHF. Total revenue in CHF declined by 28% from last year, as higher rates lowered mortgage originations and margins. Risk management of mortgage servicing rights also contributed to the revenue decline. In other businesses within CFS, Chase Cardmember Services and Chase Auto Finance operating earnings increased year-over-year, while Chase Regional Banking and Chase Middle Market earnings decreased.

Business outlook
Business activity is expected to continue to improve over the second half of this year, and consumer spending gains should increase moderately as the drags from rising energy costs ease. High corporate profit margins, very strong cash positions, solid demand, lean inventories and growing business optimism are encouraging businesses to boost spending and cautiously add new employees. Against that backdrop, business loan demand is expected to strengthen. Interest rate markets now anticipate that the Federal Reserve will continue to tighten policy in coming quarters. So, barring an unanticipated accelerated pace of monetary tightening, bond yields are expected to remain relatively stable. While economic growth is expected to continue to improve over the second half of the year, there are several potential uncertainties relating to oil, the Middle East and the U.S. Presidential election.

The results for the second half of 2004 will include the results of the newly merged JPMorgan Chase and Bank One, and the outlook below relates to the new firm.

In the Firm’s markets-linked businesses, the IB pipeline is stable, remaining flat to where it was in March. IB is expected to continue to benefit from the improved economic environment, which should lead to a higher level of client revenue. Investment banking fees and client trading activity are largely independent of the direction of interest rate moves. However, the trading environment remains challenging and the summer months typically have lower capital markets activity. The Firm expects gains in JPMP for the second half to be potentially lower than in the first half, as private equity sales activities may reflect fewer large transactions, and exit opportunities will remain dependent on market conditions.

In the Firm’s consumer businesses, continued growth is expected in the retail banking and credit card businesses, with modest growth in receivables and increasing spending levels. The Firm believes that revenues and operating earnings in its mortgage business may decline for the remainder of the year, as higher interest rates are likely to lessen mortgage originations.

For the second half of 2004, consumer credit costs should remain relatively stable. In the credit card business, the Firm expects flat to improving credit cost trends. Commercial credit costs may increase from current levels going forward due to increasing loan demand and a slowdown in recoveries and credit quality improvements in the portfolio.

Business events

Merger with Bank One Corporation
Effective July 1, 2004, Bank One merged with and into JPMorgan Chase (the “Merger”) pursuant to the Agreement and Plan of Merger, dated January 14, 2004. Bank One’s results of operations will be included in the Firm’s results beginning July 1, 2004.

As a result of the Merger, each outstanding share of common stock of Bank One was converted in a stock-for-stock exchange into the right to receive 1.32 shares of common stock of JPMorgan Chase; cash payments for fractional shares are expected to total approximately $3.1 million. JPMorgan Chase stockholders kept their shares, which remained outstanding and unchanged as shares of JPMorgan Chase following the Merger. The Merger is being accounted for using the purchase method of accounting. The purchase price to complete the Merger was $58.5 billion.

The merged company will have its corporate headquarters in New York and its U.S. retail financial services and commercial banking headquarters in Chicago. The merged company will be known as JPMorgan Chase & Co. and will have 2,300 branches in 17 states and top-tier positions in retail banking and lending, credit cards, investment banking, asset management, private banking, treasury and securities services, middle markets and private equity.

Part I
Item 2 (continued)

It is expected that cost savings of approximately $3.0 billion (pre-tax) will be achieved by 2007. Merger-related costs to combine the operations of JPMorgan Chase and Bank One are expected to be approximately $4.0 billion (pre-tax). Of these costs, approximately $900 million, which are specifically related to Bank One, will be accounted for as purchase accounting adjustments and will be recorded as an increase to goodwill. The remaining $3.1 billion of merger-related costs will be charged against income; a majority of these costs are expected to be incurred in the second half of 2004. The estimated merger-related charges will result from actions taken with respect to both JPMorgan Chase’s and Bank One’s operations, facilities and employees. The charges will be recorded based on the nature and timing of these integration actions.

As part of the merger, certain accounting policies and practices will be conformed, which will result in estimated charges of $1.3 billion to $1.5 billion (pre-tax) to earnings during the second half of 2004. The largest impact comes from refining the approach to credit loss reserves, primarily related to the decertification of the seller’s retained interest in credit card securitizations. Other policy and business decisions may lead to charges currently estimated at $200 million to $400 million (pre-tax).

JPMorgan Chase filed Form 8-K/A on July 30, 2004, which contains an unaudited pro forma combined balance sheet at June 30, 2004, and unaudited pro forma combined income statements for the six months ended June 30, 2004, and the year ended December 31, 2003. This Form 8-K/A is available through the Firm’s website at http://www.jpmorganchase.com and at the Securities and Exchange Commission’s website, at http://www.sec.gov.

Litigation reserve
At June 30, 2004, JPMorgan Chase recorded a $3.7 billion (pre-tax) addition to the Litigation reserve, which brings the Firm’s reserve for all litigation, including Enron and the securities cases covered by previous publicly announced reserving actions, to approximately $4.7 billion. The addition was the result of a comprehensive and detailed review of the Firm’s major litigation exposures conducted by management after extensive consultation with legal counsel. While the outcome of litigation is inherently uncertain, the addition reflects management’s assessment of the appropriate reserve level in light of all currently known information. Management reviews litigation reserves periodically, and the reserve may be increased or decreased in the future to reflect further developments. Among the factors weighed by management in adjusting the litigation reserve level were developments in the legal cases themselves, developments in settlement efforts, recent settlement actions by other parties and a significantly more negative assessment of the litigation environment in the United States. The Firm believes it has meritorious defenses to claims asserted against it and intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interest of stockholders.

RESULTS OF OPERATIONS

The following section provides a discussion of JPMorgan Chase’s results of operations on a reported basis.

Revenue				Second quarter change		Six months ended June 30
(in millions)	2Q 2004	1Q 2004	2Q 2003	1Q 2004	2Q 2003	2004	2003	Change
Investment banking fees	$893	$692	$779	29%	15%	$1,585	$1,395	14%
Trading revenue	873	1,720	1,546	(49)	(44)	2,593	2,844	(9)
Fees and commissions	2,968	2,933	2,551	1	16	5,901	5,039	17
Private equity gains (losses)	421	306	(29)	38	NM	727	(250)	NM
Securities gains	39	126	768	(69)	(95)	165	1,253	(87)
Mortgage fees and related income	327	244	311	34	5	571	744	(23)
Other revenue	253	126	45	101	462	379	137	177
Net interest income	2,825	2,830	3,063	—	(8)	5,655	6,278	(10)

Total revenue	$8,599	$8,977	$9,034	(4)%	(5)%	$17,576	$17,440	1%

Investment banking fees and Trading revenue
For a discussion of Investment banking fees and Trading revenue, which are primarily recorded in IB, see IB segment results on pages 36-39 of this Form 10-Q.

Part I
Item 2 (continued)

Fees and commissions
The table below provides the significant components of Fees and commissions:

				Second quarter change		Six months ended June 30
(in millions)	2Q 2004	1Q 2004	2Q 2003	1Q 2004	2Q 2003	2004	2003	Change
Investment management and service fees	$668	$668	$508	—%	31%	$1,336	$1,053	27%
Custody and institutional trust service fees	478	442	408	8	17	920	766	20
Credit card fees	767	734	698	4	10	1,501	1,390	8
Brokerage commissions	350	401	296	(13)	18	751	555	35
Lending-related service fees	148	139	127	6	17	287	251	14
Deposit service fees	264	274	284	(4)	(7)	538	569	(5)
Other fees	293	275	230	7	27	568	455	25

Total	$2,968	$2,933	$2,551	1%	16%	$5,901	$5,039	17%

The increases in Investment management and service fees and Custody and institutional trust service fees when compared with the second quarter and first half of 2003 were primarily due to the following: first, higher equity valuations of Assets under supervision (which includes assets under custody); second, organic growth in the businesses, including net institutional fund and retail inflows; and third, the acquisitions of the Bank One corporate trust business in November 2003 and JPMorgan Retirement Plan Services (“RPS”) in June 2003.

The increases in Credit card fees from the 2003 second quarter and six months were driven by higher servicing fees related to the $1.4 billion growth in average securitized credit card receivables, as well as higher fees earned from the retained credit card portfolio as a result of greater customer purchase volume. When compared with the immediately preceding quarter, Credit card fees were up as a result of the traditional growth in transactions going into the summer months.

Brokerage commissions increased from the second quarter and first six months of last year, stemming from higher volumes and improvement in the global equity market environment. Brokerage commissions declined from the first quarter due to reduced equity market volumes.

Lending-related service fees were up from the prior-year quarter and year-to-date as a result of growth in business volume. In particular, automobile loan servicing volume of $6.3 billion at June 30, 2004, was $1.0 billion higher than last year’s. The declines in Deposit service fees reflected the lower fees charged to institutional customers with below-minimum deposit account balances. Other fees rose from last year, primarily reflecting the acquisition of the Electronic Financial Services (“EFS”) business from Citigroup in January 2004.

For additional information on Fees and commissions, see the segment discussions of IMPB for investment management fees on pages 41-43; TSS for custody and for institutional trust and deposit-related fees on pages 39-40; and CFS for consumer-related fees on pages 45-52 of this Form 10-Q.

Private equity gains (losses)
For a discussion of the factors that fueled the improvement in the Firm’s private equity investment results, which are primarily recorded in JPMP, see the JPMP segment discussion on pages 43-44 of this Form 10-Q.

Securities gains
Securities gains declined from both periods of 2003 and from the prior quarter of 2004 as a result of the increase in interest rates during the current quarter. In addition, the second quarter and first half of 2003 included substantial gains, when interest rates were at their lowest in recent years. The gains were primarily recorded in Global Treasury in connection with its management of the Firm’s interest rate risk exposure. CHF also uses AFS securities to economically manage the risk related to the value of mortgage servicing rights (“MSRs”). CHF realized no securities gains or losses related to MSR risk management activities in the second quarter, resulting in cumulative losses of $4 million in the first six months of 2004, in contrast with gains of $312 million and $408 million in the respective periods of 2003.

Mortgage fees and related income
For a discussion of Mortgage fees and related income, which is primarily recorded in CHF, see the CHF segment discussion on pages 47-49 of this Form 10-Q.

Other revenue
The increases in Other revenue from all relevant prior periods reflected higher gains on credit card and commercial mortgage loan securitizations and from sales of securities acquired in loan satisfactions, as well as improvement in the results of corporate and bank-owned life insurance policies. The gains on credit card and commercial securitizations were $74 million in the second quarter and

Part I
Item 2 (continued)

$143 million in the first six months of 2004, in contrast with $21 million and $51 million recognized in the equivalent periods of 2003. For sales of securities acquired in loan satisfactions, gains were $54 million in the second quarter and $78 million in the first six months of 2004, whereas 2003 saw realized gains of $19 million and $43 million for these two respective periods.

Net interest income
Net interest income decreased from all comparable periods in 2003 and 2004. The declines from the 2003 periods reflected lower volumes of commercial loans, driven by softer demand and the Firm’s strategic initiative to improve its credit risk profile. Also contributing was the reduction in volume and spreads on available-for-sale investment securities. Net interest spreads on other interest-earning assets, such as trading assets and deposits, whose volumes were higher than last year’s, also narrowed, stemming from the rise in interest rates.

On an aggregate basis, the Firm’s total average interest-earning assets for the second quarter of 2004 were $611 billion, up $40 billion from the second quarter of last year and $11 billion from the first quarter of this year. The net interest yield on these assets, on a fully taxable-equivalent basis, was 1.87% in the 2004 second quarter, 29 and 3 basis points lower than in the second quarter of last year and first quarter of this year, respectively.

NONINTEREST EXPENSE
The following table presents the components of Noninterest expense:

Noninterest Expense				Second quarter change		Six months ended June 30
(in millions)	2Q 2004	1Q 2004	2Q 2003	1Q 2004	2Q 2003	2004	2003	Change
Compensation expense	$3,011	$3,370	$3,231	(11)%	(7)%	$6,381	$6,405	—%
Occupancy expense	440	431	543	2	(19)	871	1,039	(16)
Technology and communications expense	786	819	732	(4)	7	1,605	1,369	17
Other expense	1,444	1,439	1,226	—	18	2,883	2,460	17
Litigation reserve	3,700	—	100	NM	NM	3,700	100	NM
Merger costs	90	—	—	NM	NM	90	—	NM

Total noninterest expense	$9,471	$6,059	$5,832	56%	62%	$15,530	$11,373	37%

Compensation expense
Compensation expense in the second quarter of 2004 was $3.0 billion, down 11% from the first quarter of 2004 and 7% from the second quarter of 2003. For the six months ended June 30, 2004, compensation expense of $6.4 billion was slightly lower than in the same period last year. The decrease from the immediately preceding quarter was due to lower performance-related incentive accruals, nonmerger-related severance costs and pension costs. The lower pension costs were mainly attributable to the increase in the expected return on plan assets from an additional $1.1 billion contribution to the Firm’s pension fund in April 2004, partially offset by changes in actuarial assumptions for 2004 compared with 2003. The decrease in Compensation expense from the second quarter of 2003 was principally attributable to lower performance-related incentive accruals, mainly in IB. The slight decrease on a year-to-date basis primarily reflected lower incentives, as well as the recognition at the beginning of last year of approximately $70 million in compensation expense related to the 2,800 employees transferred to IBM in connection with a technology outsourcing agreement.

Occupancy expense
The declines in Occupancy from the second quarter and first six months of 2003 were primarily the result of significant charges taken last year for unoccupied excess real estate: $78 million and $128 million in the first and second quarters of 2003, respectively; this compares with $26 million in the second quarter of 2004. In view of the merger with Bank One, JPMorgan Chase will continue to evaluate its current and projected space requirements. There is no assurance that the Firm will be able to dispose of its excess premises or that it will not incur additional charges in connection with such dispositions.

Technology and communications expense
Technology and communications expense rose from both periods of last year due to the Firm-wide growth in business volume, which required upgrades to software and greater access to telecommunications facilities. The year-to-date increase from last year also reflected the shift to this category of expenses associated with the aforementioned IBM outsourcing agreement, which was implemented in April 2003. In the beginning of last year, approximately $70 million of technology-related costs were recognized in Compensation expense, and $45 million in Other expense. In comparison with the first quarter of 2004, the decline in Technology and communications expense was driven, in part, by slight decreases in telecommunications and software expenses and lower outsourced technology support costs associated with the IBM agreement.

Part I
Item 2 (continued)

Other expense
The following table presents the components of Other expense:

				Second quarter change		Six months ended June 30
(in millions)	2Q 2004	1Q 2004	2Q 2003	1Q 2004	2Q 2003	2004	2003	Change
Professional services	$329	$372	$324	(12)%	2%	$701	$649	8%
Outside services	355	376	310	(6)	15	731	582	26
Marketing	202	199	167	2	21	401	331	21
Travel and entertainment	123	118	102	4	21	241	191	26
Amortization of intangibles	79	79	73	—	8	158	147	7
All other	356	295	250	21	42	651	560	16

Total other expense	$1,444	$1,439	$1,226	—%	18%	$2,883	$2,460	17%

The increases in Other expense from last year’s second quarter and first half were primarily the result of business acquisitions and the utilization of third-party vendors for processing services in TSS and CFS. The increases were also attributable to higher marketing expenses for the credit card and retail businesses; increased travel and entertainment resulting from growth in business volume, primarily in IB; and a $67 million write-off of certain software assets at TSS in the second quarter of 2004.

Litigation reserve
The second quarter of 2004 included a $3.7 billion charge for several regulatory and legal-related matters. For a further discussion, see Litigation reserve on page 29 and Note 19 of this Form 10-Q. The comparable period in 2003 included a charge of $100 million for Enron-related litigation.

Merger costs
During the second quarter of 2004, the Firm incurred $90 million of Merger costs, primarily relating to severance programs and integration of facilities. For further details of JPMorgan Chase’s Merger costs, refer to Note 7 of this Form 10-Q.

Provision for credit losses
The Provision for credit losses was $203 million for the 2004 second quarter, down $232 million from the 2003 second quarter but up $188 million from the 2004 first quarter, and was $218 million for the first six months of 2004, a decline of almost $1.0 billion, or 81%, from the comparable period last year. The declines from last year reflected the significant improvement in the overall credit quality of the commercial loan portfolio. The increase from the preceding quarter was due to the reduced level of credit cost benefits resulting from the decrease in the Allowance for loan losses. For further information on the Provision for credit losses and the Firm’s management of credit risk, see the discussions of net charge-offs associated with the commercial and consumer loan portfolios and the Allowance for credit losses, on pages 69-70 of this Form 10-Q.

Income tax expense
The Firm recorded an income tax benefit of $527 million in the second quarter of 2004, compared with income tax expense of $940 million in the second quarter of 2003 and $973 million in the first quarter of 2004. The effective tax rates were 49.0% for the second quarter of 2004, 34.0% for the second quarter of 2003 and 33.5% for the first quarter of 2004. For the first half of 2004, income tax expense was $446 million, compared with $1.7 billion in 2003. The effective tax rates were 24.4% and 34.0% in the first six months of 2004 and 2003, respectively. The $3.7 billion litigation reserve in the second quarter was treated as a discrete item and was tax-effected at 38%. The effective tax rate on the remaining income was 33.5%. The difference in the tax rates for the second quarter and first half of 2004 as compared with prior periods was principally the result of lower reported pre-tax income, combined with changes in the proportion of income subject to federal, state and local taxes.

EXPLANATION AND RECONCILATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES

The Firm prepares its Consolidated financial statements using U.S. GAAP; these financial statements appear on pages 3-6 of this Form 10-Q. That presentation, which is referred to as “reported basis,” provides the reader with an understanding of the Firm’s results that can be consistently tracked from year to year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.

In addition to analyzing the Firm’s results on a reported basis, management reviews the line-of-business results on an “operating basis,” which is a non-GAAP financial measure. The definition of operating basis starts with the reported U.S. GAAP results. In the case of IB, operating basis includes in Trading revenue the NII related to trading activities. Trading activities generate revenues which are recorded for U.S. GAAP purposes in two line items on the income statement: Trading revenue, which includes the mark-to-market gains or losses on trading positions; and Net interest income, which includes the interest income or expense related to those positions. Combining both the trading revenue and related net interest income enables management to evaluate IB’s trading activities, by considering all revenue related to these activities, and facilitates operating comparisons to other competitors. For a

Part I
Item 2 (continued)

further discussion of Trading-related revenue, see IB on pages 36-39 of this Form 10-Q. In the case of Chase Cardmember Services, operating or managed basis excludes the impact of credit card securitizations on revenue, the provision for credit losses, net charge-offs and receivables. JPMorgan Chase uses the concept of “managed receivables” to evaluate the credit performance of the underlying credit card loans, both sold and not sold: as the same borrower is continuing to use the credit card for ongoing charges, a borrower’s credit performance will impact both the receivables sold under SFAS 140 and those not sold. Thus, in its disclosures regarding managed receivables, JPMorgan Chase treats the sold receivables as if they were still on the balance sheet in order to disclose the credit performance (such as net charge-off rates) of the entire managed credit card portfolio. For a further discussion of credit card securitizations, see Chase Cardmember Services on pages 49-50 of this Form 10-Q. Operating basis excludes the Litigation reserve and Merger costs, as management believes these items are not part of the Firm’s normal daily business operations and, therefore, not indicative of trends, and also do not provide meaningful comparisons with other periods.

The following summary table provides a reconciliation from the Firm’s reported to operating results:

Reconciliation from reported to operating basis
Consolidated income statement				Second quarter change		Six months ended June 30
(in millions)	2Q 2004	1Q 2004	2Q 2003	1Q 2004	2Q 2003	2004	2003	Change
Reported
Revenue:
Investment banking fees	$893	$692	$779	29%	15%	$1,585	$1,395	14%
Trading revenue	873	1,720	1,546	(49)	(44)	2,593	2,844	(9)
Fees and commissions	2,968	2,933	2,551	1	16	5,901	5,039	17
Private equity gains (losses)	421	306	(29)	38	NM	727	(250)	NM
Securities gains	39	126	768	(69)	(95)	165	1,253	(87)
Mortgage fees and related income	327	244	311	34	5	571	744	(23)
Other revenue	253	126	45	101	462	379	137	177
Net interest income	2,825	2,830	3,063	—	(8)	5,655	6,278	(10)

Total revenue	8,599	8,977	9,034	(4)	(5)	17,576	17,440	1
Noninterest expense
Litigation reserve	3,700	—	100	NM	NM	3,700	100	NM
Merger costs	90	—	—	NM	NM	90	—	NM
All other noninterest expense	5,681	6,059	5,732	(6)	(1)	11,740	11,273	4

Total noninterest expense	9,471	6,059	5,832	56	62	15,530	11,373	37
Operating margin	(872)	2,918	3,202	NM	NM	2,046	6,067	(66)
Provision for credit losses	203	15	435	NM	(53)	218	1,178	(81)

Income (loss) before income tax expense	(1,075)	2,903	2,767	NM	NM	1,828	4,889	(63)
Income tax expense (benefit)	(527)	973	940	NM	NM	446	1,662	(73)

Net income (loss)	$(548)	$1,930	$1,827	NM	NM	$1,382	$3,227	(57)%

Reconciling items(a)
Revenue:
Trading-related revenue(b)	$439	$576	$479	(24)%	(8)%	$1,015	$1,162	(13)%
Fees and commissions(c)	(136)	(149)	(122)	(9)	11	(285)	(291)	(2)
Other revenue(c)	(45)	(39)	(24)	15	88	(84)	(28)	200
Net interest income:
Trading-related(b)	(439)	(576)	(479)	(24)	(8)	(1,015)	(1,162)	(13)
Credit card securitizations(c)	667	661	626	1	7	1,328	1,256	6

Total net interest income	228	85	147	168	55	313	94	233
Total revenue	486	473	480	3	1	959	937	2
Noninterest expense
Litigation reserve(d)	(3,700)	—	—	NM	NM	(3,700)	—	NM
Merger costs(d)	(90)	—	—	NM	NM	(90)	—	NM
All other noninterest expense	—	—	—	NM	NM	—	—	NM

Total noninterest expense	(3,790)	—	—	NM	NM	(3,790)	—	NM
Operating margin	4,276	473	480	NM	NM	4,749	937	407
Securitized credit losses(c)	486	473	480	3	1	959	937	2

Income before income tax expense	3,790	—	—	NM	NM	3,790	—	NM
Income tax expense	1,436	—	—	NM	NM	1,436	—	NM

Net income	$2,354	$—	$—	NM	NM	$2,354	$—	NM

Part I
Item 2 (continued)

Operating
Revenue:
Investment banking fees	$893	$692	$779	29%	15%	$1,585	$1,395	14%
Trading-related revenue (includes trading NII)	1,312	2,296	2,025	(43)	(35)	3,608	4,006	(10)
Fees and commissions	2,832	2,784	2,429	2	17	5,616	4,748	18
Private equity gains (losses)	421	306	(29)	38	NM	727	(250)	NM
Securities gains	39	126	768	(69)	(95)	165	1,253	(87)
Mortgage fees and related income	327	244	311	34	5	571	744	(23)
Other revenue	208	87	21	139	NM	295	109	171
Net interest income (excludes trading NII)	3,053	2,915	3,210	5	(5)	5,968	6,372	(6)

Total operating revenue	9,085	9,450	9,514	(4)	(5)	18,535	18,377	1
Noninterest expense Litigation reserve	—	—	100	NM	NM	—	100	NM
Merger costs	—	—	—	NM	NM	—	—	NM
All other noninterest expense	5,681	6,059	5,732	(6)	(1)	11,740	11,273	4

Total noninterest expense	5,681	6,059	5,832	(6)	(3)	11,740	11,373	3
Operating margin	3,404	3,391	3,682	—	(8)	6,795	7,004	(3)
Credit costs	689	488	915	41	(25)	1,177	2,115	(44)

Income before income tax expense	2,715	2,903	2,767	(6)	(2)	5,618	4,889	15
Income tax expense	909	973	940	(7)	(3)	1,882	1,662	13

Operating earnings	$1,806	$1,930	$1,827	(6)%	(1)%	$3,736	$3,227	16%

(a)
Represents only those line items on the Consolidated statement of income impacted by the reclassification of trading-related net interest income and the impact of credit card securitizations, as well as, for the second quarter and first six months of 2004, the Litigation reserve and Merger costs line items on the Consolidated statement of income.

(b)
The reclassification of trading-related net interest income from Net interest income to Trading revenue primarily impacts the IB segment results. See pages 36-39 of this Form 10-Q for further information.

(c)	The impact of credit card securitizations impacts Chase Cardmember Services. See pages 49-50 of this Form 10-Q for further information.
(d)
The impact of the Litigation reserve and Merger costs are excluded from operating earnings, as management believes these items are not part of the Firm’s normal daily business operations and, therefore, not indicative of trends, and also do not provide meaningful comparisons with other periods.

Management uses the SVA framework, a non-GAAP financial measure, as a measure of profitability for the Firm and each of its business segments. To derive SVA, the Firm applies a cost of capital to each business segment. The capital elements and resultant capital charges provide the businesses and investors with a financial framework by which to evaluate the trade-off between the use of capital by each business unit versus its return to shareholders. JPMorgan Chase varies the amount of capital attributed to lines of business based on its estimate of the economic risk capital required by the line of business as a result of the credit, market, operational and business risk for each particular line of business and the private equity risk for JPMorgan Partners. JPMorgan Chase believes this risk-adjusted approach to economic capital compensates for differing levels of risk across businesses, and therefore a constant 12% cost of capital can be applied across businesses with differing levels of risk. The cost of capital for JPMP is 15%, because JPMorgan Chase believes that the business risk for JPMP is so sufficiently differentiated that, even after risk adjustment, a higher cost of capital is warranted. Capital charges are an integral part of the SVA measurement for each business. Under the Firm’s current model, average common equity is either underallocated or overallocated to the business segments, as compared with the Firm’s total common stockholders’ equity. The revenue and SVA impact of this over/under allocation is reported under Support Units and Corporate. See segment results on pages 27-28 of JPMorgan Chase’s 2003 Annual Report for a further discussion of SVA, and the Glossary of Terms on pages 78-79 of this Form 10-Q for a definition of SVA.

The following table provides a reconciliation of the Firm’s operating earnings to SVA on a consolidated basis:

				Second quarter change		Six months ended June 30
(in millions)	2Q 2004	1Q 2004	2Q 2003	1Q 2004	2Q 2003	2004	2003	Change
Shareholder value added Operating earnings	$1,806	$1,930	$1,827	(6)%	(1)%	$3,736	$3,227	16%
Less: preferred dividends	13	13	12	—	8	26	25	4

Earnings applicable to common stock	1,793	1,917	1,815	(6)	(1)	3,710	3,202	16
Less: cost of capital	1,398	1,367	1,279	2	9	2,765	2,518	10

Total Shareholder value added	$395	$550	$536	(28)%	(26)%	$945	$684	38%

In addition, management uses certain non-GAAP financial measures at the segment level. Management believes these measures provide information to investors in understanding the underlying operational performance and performance trends of the particular business segment and facilitate a comparison with the performance of competitors. These include Total return revenue in IB, Tangible shareholder value added and Tangible return on allocated capital in IMPB, and managed receivables and managed assets

Part I
Item 2 (continued)

in Chase Cardmember Services. For a discussion of these line of business-specific non-GAAP financial measures, see the respective segment disclosures in the segment results on pages 35-53 of this Form 10-Q.

Management measures its exposure to derivative receivables and commercial lending-related commitments on an “economic credit exposure” basis, which is a non-GAAP financial measure. See Credit risk management in this Form 10-Q on pages 57-65.

The following table provides a reconciliation of the Firm’s average assets to average managed assets, a non-GAAP financial measure on a consolidated basis:

				Second quarter change		Six months ended June 30
(in millions)	2Q 2004	1Q 2004	2Q 2003	1Q 2004	2Q 2003	2004	2003	Change
Average assets	$802,870	$771,318	$764,655	4%	5%	$787,094	$771,409	2%
Average credit card securitizations	33,026	33,357	31,665	(1)	4	33,191	31,749	5

Average managed assets	$835,896	$804,675	$796,320	4%	5%	$820,285	$803,158	2%

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

The segment results also reflect revenue- and expense-sharing agreements between certain lines of business. Revenue and expenses attributed to shared activities are recognized in each line of business, and any double counting is eliminated at the segment level. These arrangements promote cross-selling and management of shared client expenses. They also ensure that the contributions of both businesses are fully recognized. Prior-period segment results have been adjusted to reflect alignment of management accounting policies or changes in organizational structure among businesses. Restatements of segment results may occur in the future. See Note 23 on pages 23-25 of this Form 10-Q for further information about JPMorgan Chase’s five business segments.

Contribution of businesses for the six months ended June 30, 2004

Operating revenues (losses)

Wholesale and other includes:	Consumer includes:
Investment Bank 38%	Chase Home Finance 9%
Treasury & Securities Services 13%	Chase Cardmember Services 17%
Investment Management & Private Banking 9%	Chase Auto Finance 2%
JPMorgan Partners 3%	Chase Regional Banking 7%
Support Units and Corporate (1)%	Chase Middle Market 4%
Other consumer services (1)%

Operating earnings (losses)

Wholesale and other includes:	Consumer includes:
Investment Bank 49%	Chase Home Finance 14%
Treasury & Securities Services 6%	Chase Cardmember Services 9%
Investment Management & Private Banking 6%	Chase Auto Finance 3%
JPMorgan Partners 8%	Chase Regional Banking —%
Support Units and Corporate 3%	Chase Middle Market 4%
Other consumer services (2)%

For the six months ended June 30, 2004, the overhead ratio for each business segment was: IB, 63%; TSS, 84%; IMPB, 80%; and CFS, 54%. Overhead ratios provide comparability for a particular segment with its respective competitors; they do not necessarily provide comparability among the business segments themselves, as each business segment has its own particular revenue and expense structure.

Part I
Item 2 (continued)

INVESTMENT BANK
For a discussion of the business profile of IB, see pages 29-31 of JPMorgan Chase’s 2003 Annual Report. The following table sets forth selected IB financial data:

Selected financial data				Second quarter change				Six months ended June 30
(in millions, except ratios and employees)	2Q 2004	1Q 2004	2Q 2003	1Q 2004		2Q 2003		2004	2003	Change
Reported
Revenue
Investment banking fees	$883	$682	$765	29%		15%		$1,565	$1,385	13%
Trading-related revenue(a)	1,257	2,269	2,028	(45)		(38)		3,526	3,959	(11)
Net interest income	399	374	585	7		(32)		773	1,276	(39)
Fees and commissions	455	485	402	(6)		13		940	780	21
Securities gains	43	129	445	(67)		(90)		172	828	(79)
All other revenue	79	41	(22)	93		NM		120	(16)	NM

Total operating revenue	3,116	3,980	4,203	(22)		(26)		7,096	8,212	(14)

Expense
Compensation expense	1,160	1,401	1,384	(17)		(16)		2,561	2,697	(5)
Noncompensation expense	933	942	955	(1)		(2)		1,875	1,825	3
Nonmerger-related severance and related costs	17	19	150	(11)		(89)		36	254	(86)

Total operating expense	2,110	2,362	2,489	(11)		(15)		4,472	4,776	(6)
Operating margin	1,006	1,618	1,714	(38)		(41)		2,624	3,436	(24)
Credit costs	(128)	(188)	(5)	32		NM		(316)	241	NM
Corporate credit allocation	2	2	(9)	—		NM		4	(21)	NM

Income before income tax expense	1,136	1,808	1,710	(37)		(34)		2,944	3,174	(7)
Income tax expense	433	698	673	(38)		(36)		1,131	1,241	(9)

Operating earnings	$703	$1,110	$1,037	(37)%		(32)%		$1,813	$1,933	(6)%

Shareholder value added
Operating earnings	$703	$1,110	$1,037	(37)%		(32)%		$1,813	$1,933	(6)%
Less: Preferred dividends	4	5	5	(20)		(20)		9	10	(10)

Earnings applicable to common stock	699	1,105	1,032	(37)		(32)		1,804	1,923	(6)
Less: cost of capital	448	476	603	(6)		(26)		924	1,220	(24)

Total shareholder value added	$251	$629	$429	(60)%		(41)%		$880	$703	25%

Average allocated capital	$14,999	$15,973	$20,130	(6)%		(25)%		$15,486	$20,499	(24)%
Average assets	536,265	513,553	495,213	4		8		524,909	510,405	3
Return on average allocated capital	19%	28%	21%	(900	)bp	(200	)bp	23%	19%	400	bp
Overhead ratio	68	59	59	900		900		63	58	500
Compensation expense as % of operating revenue(b)	37	35	33	200		400		36	33	300
Full-time equivalent employees	15,197	14,814	14,270	3%		6%

Business revenue
Investment banking fees
Equity underwriting	$221	$177	$163	25%		36%		$398	$271	47%
Debt underwriting	394	358	440	10		(10)		752	792	(5)

Total underwriting	615	535	603	15		2		1,150	1,063	8
Advisory	268	147	162	82		65		415	322	29

Total investment banking fees	883	682	765	29		15		1,565	1,385	13

Markets and lending
Fixed income	1,550	2,068	2,156	(25)		(28)		3,618	4,120	(12)
Equities	193	673	388	(71)		(50)		866	819	6
Credit portfolio	315	345	274	(9)		15		660	669	(1)

Total markets and lending	2,058	3,086	2,818	(33)		(27)		5,144	5,608	(8)

Total revenue (excluding Global Treasury)	2,941	3,768	3,583	(22)		(18)		6,709	6,993	(4)
Global Treasury	175	212	620	(17)		(72)		387	1,219	(68)

Total revenue	$3,116	$3,980	$4,203	(22)%		(26)%		$7,096	$8,212	(14)%

Memo
Global Treasury
Total revenue	$175	$212	$620	(17)%		(72)%		$387	$1,219	(68)%
Total-return adjustments	135	(229)	(183)	NM		NM		(94)	(247)	62

Total-return revenue(c)	$310	$(17)	$437	NM		(29)%		$293	$972	(70)%

(a)
Includes net interest income of $439 million, $576 million and $484 million for the three months ended June 30, 2004, March 31, 2004, and June 30, 2003, respectively, and $1.0 billion and $1.2 billion for the six months ended June 30, 2004 and 2003, respectively.

(b)	Excludes severance and related costs.

Part I
Item 2 (continued)

(c)
Total return revenue (“TRR”), a non-GAAP financial measure, represents revenue plus the change in unrealized gains or losses on investment securities and hedges (included in Other comprehensive income) and internally transfer-priced assets and liabilities. TRR is a supplemental performance measure used by management to analyze performance of Global Treasury on an economic basis. Management believes the TRR measure is meaningful, because it measures all positions on a mark-to-market basis, thereby reflecting the true economic value of positions in the portfolio. This performance measure is consistent with the manner in which the portfolio is managed, as it removes the timing differences that result from applying various U.S. GAAP accounting policies.

IB operating earnings were $703 million in the second quarter of 2004, compared with $1.0 billion in the second quarter of 2003 and $1.1 billion in the first quarter of 2004. The decline in earnings reflected lower trading revenues and the anticipated reduction in treasury revenues, partially offset by higher investment banking fees and favorable credit costs. Return on allocated capital was 19% for the second quarter of 2004, compared with 21% for the second quarter of 2003. For the first six months of 2004, operating earnings of $1.8 billion were down 6% from the same period last year. Return on allocated capital was 23%, compared with 19% for the first six months of 2003. The higher return on allocated capital was driven by a reduction in credit risk capital of $5 billion, or 25%, since the second quarter of 2003, reflecting the Firm’s lower level of credit risk exposure and improvement in the general credit environment.

Operating revenue of $3.1 billion was 26% lower than in the second quarter of 2003 and 22% lower than in the first quarter of 2004. For the first six months of 2004, operating revenue of $7.1 billion decreased by 14% from the same period last year. Investment banking fees were $883 million, up 15% from the 2003 second quarter on higher levels of market activity in M&A and equity underwriting. For the first six months of 2004, Investment banking fees were $1.6 billion, up 13% from the first six months of 2003 on higher equity underwriting and M&A fees, driven by increased market volumes. According to Thomson Financial, for the first six months of 2004 compared with full-year 2003, the Investment Bank increased its market share in Global Announced M&A from 15% to 23%, maintaining its top-five ranking, while its global equity and equity-related ranking declined from No. 4 to No. 7. The Investment Bank sustained last quarter’s momentum in U.S. IPOs, increasing its ranking to No. 4 from No. 14 in 2003.

Composition of Markets & Lending Revenue and Global Treasury:

	Trading-related	Fees and	Securities	NII and	Total
	revenue	commissions	gains	other	revenue

(in millions)
Second quarter 2004

Fixed income	$1,284	$81	$2	$183	$1,550
Equities	(88)	281	—	—	193
Credit portfolio	29	93	—	193	315

Markets & lending revenue	1,225	455	2	376	2,058
Global Treasury	32	—	41	102	175

Total	$1,257	$455	$43	$478	$2,233

First quarter 2004

Fixed income	$1,878	$82	$10	$98	$2,068
Equities	333	325	—	15	673
Credit portfolio	56	78	—	211	345

Markets & lending revenue	2,267	485	10	324	3,086
Global Treasury	2	—	119	91	212

Total	$2,269	$485	$129	$415	$3,298

Second quarter 2003

Fixed income	$1,949	$80	$52	$75	$2,156
Equities	160	232	—	(4)	388
Credit portfolio	(105)	90	—	289	274

Markets & lending revenue	2,004	402	52	360	2,818
Global Treasury	24	—	393	203	620

Total	$2,028	$402	$445	$563	$3,438

Part I
Item 2 (continued)

	Trading-related	Fees and	Securities	NII and	Total
	revenue	commissions	gains	other	revenue

(in millions)
Six months 2004

Fixed income	$3,162	$163	$12	$281	$3,618
Equities	245	606	—	15	866
Credit portfolio	85	171	—	404	660

Markets & lending revenue	3,492	940	12	700	5,144
Global Treasury	34	—	160	193	387

Total	$3,526	$940	$172	$893	$5,531

(in millions)
Six months 2003

Fixed income	$3,684	$181	$57	$198	$4,120
Equities	359	431	7	22	819
Credit portfolio	(118)	167	—	620	669

Markets & lending revenue	3,925	779	64	840	5,608
Global Treasury	34	1	764	420	1,219

Total	$3,959	$780	$828	$1,260	$6,827

IB’s markets and lending activities include fixed income and equities revenue and revenue from the Firm’s credit portfolio, which includes corporate lending and credit risk management activities. Markets and lending revenue includes both client (i.e., market-making) revenue and portfolio management revenue; the latter reflects net gains or losses, exclusive of client revenue, generated from managing residual risks in the portfolios, as well as gains or losses related to proprietary risk-taking activities to capture market opportunities. IB evaluates its capital markets activities by considering all revenue related to these activities, including Trading-related revenue, Fees and commissions, Securities gains, lending-related NII and other revenue.

Markets and lending revenue (excluding Global Treasury) for the quarter was $2.1 billion, down 27% and 33% from the second quarter of 2003 and first quarter of 2004, respectively. The decline was driven by lower revenue in fixed income and equity markets. Fixed income markets revenue was $1.6 billion for the second quarter of 2004, down 28% and 25% from the second quarter of 2003 and first quarter of 2004, respectively. Declines in fixed income were a result of lower portfolio management revenues, as IB was not well positioned to capture gains from movements in foreign exchange, interest rate and credit markets. Equity markets revenue for the second quarter of 2004 was $193 million, down 50% and 71% from the second quarter of 2003 and first quarter of 2004, respectively. The decline in equities reflected reduced portfolio management results as well as lower client activity in equity derivatives, cash instruments and convertibles. Credit Portfolio revenue of $315 million was up 15% from the second quarter of 2003 and down 9% from the first quarter of 2004. The increase from the second quarter of 2003 was the result of losses in the prior year on credit derivatives used to manage the loan portfolio, which resulted from significant spread tightening in 2003; the decrease from the first quarter of 2004 was due to a decline in loan volume, which reduced NII. For additional information, see the credit risk management discussion on credit derivatives on pages 64-65 of this Form 10Q. For the first six months of 2004, markets and lending revenue (excluding Global Treasury) was $5.1 billion, down 8% from the first half of 2003. Fixed income results were down 12% due to lower portfolio management revenue in the second quarter of 2004. Equity markets revenue of $866 million was up 6% due to increased client activity across all products. Credit Portfolio revenue of $660 million was flat from the first half of 2003.

Global Treasury’s operating revenue was $175 million, down 72% and 17% from the second quarter of 2003 and first quarter of 2004, respectively. The decrease reflected lower levels of realized investment securities gains in the AFS investment securities portfolio and net interest income. Securities gains decreased by 90% and 66% from the second quarter of 2003 and first quarter of 2004, respectively. Global Treasury is managed on a total-return revenue basis, which includes revenue plus the change in unrealized gains or losses on investment securities and risk management activities (included in Other comprehensive income) and internally transfer-priced assets and liabilities. Global Treasury’s total-return revenue was $310 million for the second quarter of 2004, down $127 million from the second quarter of 2003 and up $327 million from the first quarter of 2004. For the first six months of 2004, total-return revenue was $293 million, down 70% from the first six months of 2003. Positive total-return results in the current quarter and for the first six months of 2004 were lower than the exceptional gains in the second quarter and first six months of 2003, primarily due to less favorable positioning. Global Treasury’s operating revenue for the first six months was $387 million, down 68% from the same period last year, due to lower levels of realized gains in the AFS investment securities portfolio and net interest income. Global Treasury’s activities complement, and offer a strategic balance and diversification benefit to, the Firm’s trading and fee-based activities. For a reconciliation of Global Treasury’s total revenue to total-return revenue, see page 36 of this Form 10-Q.

Part I
Item 2 (continued)

Operating expense of $2.1 billion was down 15% from the second quarter of 2003 and 11% from the first quarter of 2004. For the first six months of 2004, operating expense of $4.5 billion was down by 6% from last year, due to decreased severance and related costs and lower incentives resulting from lower financial performance. Compensation expense decreased by 16% from the second quarter of 2003 and 17% from the first quarter of 2004, driven by lower incentives resulting from lower financial performance. Noncompensation expense decreased by 2% from the second quarter of 2003, primarily due to a $100 million Enron-related litigation reserve in the prior year. Severance and related costs decreased by 89% from the second quarter and 86% from the first half of 2003, primarily due to real estate write-offs in 2003.

Credit costs were negative $128 million for the quarter, compared with negative $5 million for the second quarter of 2003 and negative $188 million for the first quarter of 2004. Credit costs were negative $316 million in the first half of 2004, compared with $241 million in the first half of 2003. The reduction in credit costs from the prior-year quarter was primarily due to lower net charge-offs while the reduction from the prior-year first half was primarily attributable to a reduction in the allowance for credit losses as credit quality improved. For additional information, see Credit risk management on pages 67-70 of this Form 10-Q.

	Six months 2004		Full year 2003
Market Share/Rankings(a)
Global syndicated loans	22%	#1	20%	#1
Global investment-grade bonds	8	#2	9	#2
Global equity & equity-related	6	#7	8	#4
U.S. equity & equity-related	8	#4	11	#4
Global announced M&A	23	#5	15	#4

(a)
Derived from Thomson Financial Securities Data. Global announced M&A is based on rank value; all other rankings are based on proceeds, with full credit to each book manager/equal if joint. Because of joint assignments, market share of all participants will add up to more than 100%. The market share and rankings are presented on a combined basis reflecting the merger of JPMorgan Chase and Bank One, as disclosed by Thomson Financial Securities data.

TREASURY & SECURITIES SERVICES
For a discussion of the profiles for each business within TSS, see pages 32-33 of JPMorgan Chase’s 2003 Annual Report. The following table sets forth selected financial data of TSS:

Selected financial data				Second quarter change			Six months ended June 30
(in millions, except ratios and employees)	2Q 2004	1Q 2004	2Q 2003	1Q 2004	2Q 2003		2004	2003	Change
Revenue
Fees and commissions	$791	$745	$632	6%	25%		$1,536	$1,230	25%
Net interest income	323	313	307	3	5		636	597	7
All other revenue	73	48	40	52	83		121	78	55

Total operating revenue	1,187	1,106	979	7	21		2,293	1,905	20
Expense
Compensation expense	348	343	309	1	13		691	622	11
Noncompensation expense	642	571	482	12	33		1,213	930	30
Nonmerger-related severance and related costs	10	7	24	43	(58)		17	28	(39)

Total operating expense	1,000	921	815	9	23		1,921	1,580	22
Operating margin	187	185	164	1	14		372	325	14
Credit costs	3	1	1	200	200		4	2	100
Corporate credit allocation	(2)	(2)	9	—	NM		(4)	21	NM

Operating income before income tax expense	182	182	172	—	6		364	344	6
Income tax expense	61	63	61	(3)	—		124	121	2

Operating earnings	$121	$119	$111	2%	9%		$240	$223	8%

Shareholder value added
Operating earnings	$121	$119	$111	2%	9%		$240	$223	8%
Less: Preferred dividends	1	1	—	—	NM		2	1	100

Earnings applicable to common stock	120	118	111	2	8		238	222	7
Less: cost of capital	95	96	83	(1)	14		191	165	16

Shareholder value added	$25	$22	$28	14%	(11)%		$47	$57	(18)%

Average allocated capital	$3,197	$3,183	$2,779	—%	15%		$3,190	$2,776	15%
Average assets	21,623	19,785	19,334	9	12		20,704	18,426	12
Average deposits	111,619	99,489	79,974	12	40		105,554	77,264	37
Return on average allocated capital	15%	15%	16%	—	(100	)bp	15%	16%	(100	)bp
Overhead ratio	84	83	83	100	100		84	83	100
Assets under custody (in billions)	$7,980	$8,001	$6,777	—	18%
Full-time equivalent employees	14,404	14,749	14,273	(2)	1

Part I
Item 2 (continued)

Revenue by business
Treasury Services	$544	$537	$468	1%	16%	$1,081	$942	15%
Investor Services	455	399	360	14	26	854	701	22
Institutional Trust Services	274	257	238	7	15	531	437	22
Other(a)	(86)	(87)	(87)	1	1	(173)	(175)	1

Total Treasury & Securities Services	$1,187	$1,106	$979	7	21	$2,293	$1,905	20

(a)	Includes the elimination of revenues related to shared activities with Chase Middle Market.

TSS reported operating earnings of $121 million, a 9% increase from the second quarter of 2003 and a 2% increase from the first quarter of 2004. For the first six months of 2004, operating earnings of $240 million were 8% higher compared with the first six months of 2003. Return on average allocated capital for the quarter was 15%, compared with 16% for the second quarter of 2003 and 15% for the first quarter of 2004. For the first six months of 2004 and 2003, return on average allocated capital was 15% and 16%, respectively.

Operating revenue was $1.2 billion in the second quarter of 2004, an increase of 21% and 7% from the second quarter of 2003 and first quarter of 2004, respectively. On a year-to-date basis, operating revenue was up 20% over last year. Fees and commissions were up 25% and 6% from the second quarter of 2003 and first quarter of 2004, respectively, primarily driven by the acquisition of Citigroup’s Electronic Financial Services business by Treasury Services, and by Institutional Trust Services’ acquisitions of Bank One’s corporate trust business and of Financial Computer Software, L.P. In addition, Fees and commissions were higher due to increased debt and equity market appreciation, coupled with increased organic growth (i.e., new business and volume growth from existing clients) at Investor Services and Institutional Trust Services. Excluding the acquisitions, Fees and commissions would have increased by 11% from the second quarter of 2003. For the first six months of 2004, Fees and commissions of $1.5 billion were 25% higher compared with the first six months of 2003 and 11% higher excluding the acquisitions. Net interest income increased by 5% and 3% from the second quarter of 2003 and first quarter of 2004, respectively, due to higher U.S. and non-U.S. deposits, partially offset by lower interest rate spreads on deposits, attributable to the low-interest rate environment. For the first six months of 2004, Net interest income of $636 million was 7% higher compared with the first six months of 2003. All other revenue was up 83% and 52% from the second quarter of 2003 and first quarter of 2004, respectively, due to a $17 million gain on the sale of a nonstrategic business at Investor Services and higher stand-by letter of credit revenue at Treasury Services, partially offset by investment write-offs at Investor Services and Treasury Services. For the first six months of 2004, Other revenue of $121 million was 55% higher compared with the first six months of 2003.

Operating expense increased by 23% and 9% from the second quarter of 2003 and first quarter of 2004, respectively. For the first six months of 2004, operating expense of $1.9 billion was 22% higher compared with the first six months of 2003. Compensation expense was up 13% and 1% from the second quarter of 2003 and first quarter of 2004, respectively, primarily driven by the aforementioned acquisitions, coupled with salary increases, higher benefit expenses and higher incentives. Noncompensation expense was up 33% and 12% from the second quarter of 2003 and first quarter of 2004, reflecting the impact of the aforementioned acquisitions, the write-off of impaired software for certain custody applications at Investor Services, higher operating losses at Institutional Trust Services and increased costs to support new business and higher volumes. Severance costs were flat to the second quarter of 2003 and up $3 million from the first quarter of 2004. In addition, second quarter 2003 severance and related costs included $16 million in charges to provide for losses on subletting unoccupied excess real estate.

Assets under custody of $8.0 trillion in the second quarter of 2004 were 18% higher than in the second quarter of 2003, due to increases in the debt and equity markets as well as new business and organic growth. Compared with the first quarter of 2004, growth in Assets under custody was flat.

Part I
Item 2 (continued)

INVESTMENT MANAGEMENT & PRIVATE BANKING
For a discussion of the business profile of IMPB, see pages 34-35 of JPMorgan Chase’s 2003 Annual Report. The following table reflects selected financial data of IMPB:

Selected financial data				Second quarter change				Six months ended June 30
(in millions, except ratios and employees)	2Q 2004	1Q 2004	2Q 2003	1Q 2004		2Q 2003		2004	2003	Change
Revenue
Fees and commissions	$644	$657	$508	(2)%		27%		$1,301	$1,018	28%
Net interest income	113	117	117	(3)		(3)		230	232	(1)
All other revenue	48	50	52	(4)		(8)		98	69	42

Total operating revenue	805	824	677	(2)		19		1,629	1,319	24
Expense
Compensation expense	337	322	294	5		15		659	579	14
Noncompensation expense	327	312	289	5		13		639	584	9
Nonmerger-related severance and related costs	5	1	7	400		(29)		6	14	(57)

Total operating expense	669	635	590	5		13		1,304	1,177	11
Operating margin	136	189	87	(28)		56		325	142	129
Credit costs	(4)	10	—	NM		NM		6	6	—

Operating income before income tax expense	140	179	87	(22)		61		319	136	135
Income tax expense	47	63	29	(25)		62		110	52	112

Operating earnings	$93	$116	$58	(20)%		60%		$209	$84	149%

Shareholder value added
Operating earnings	$93	$116	$58	(20)%		60%		$209	$84	149%
Less: Preferred dividends	2	2	2	—		—		4	3	33

Earnings applicable to common stock	91	114	56	(20)		63		205	81	153
Less: cost of tangible allocated capital	33	36	39	(8)		(15)		69	78	(12)

Tangible shareholder value added(a)	58	78	17	(26)		241		136	3	NM
Less: cost of goodwill capital	127	127	126	—		1		254	250	2

Total shareholder value added	$(69)	$(49)	$(109)	(41)%		37%		$(118)	$(247)	52%

Average tangible allocated capital	$1,212	$1,316	$1,385	(8)%		(12)%		$1,264	$1,361	(7)%
Average goodwill capital	4,157	4,154	4,148	—		—		4,156	4,147	—
Average allocated capital	5,369	5,470	5,533	(2)		(3)		5,420	5,508	(2)
Average assets	35,054	35,263	33,987	(1)		3		35,158	33,811	4
Return on tangible allocated capital(a)	31%	36%	17%	(500	)bp	1,400	bp	34%	12%	2,200	bp
Return on average allocated capital	7	8	4	(100)		300		8	3	500
Overhead ratio	83	77	87	600		(400)		80	89	(900)
Full-time equivalent employees	7,954	7,940	8,027	—%		(1)%

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

IMPB reported operating earnings of $93 million in the second quarter of 2004, an increase of 60% from the second quarter of 2003 and a decrease of 20% from the first quarter of 2004. The return on average allocated capital for the second quarter of 2004 was 7%, compared with 4% in the second quarter of 2003 and 8% in the first quarter of 2004. The return on tangible allocated capital was 31%, compared with 17% in the second quarter of 2003 and 36% in the first quarter of 2004. For further information on tangible allocated capital, see footnote (a) in the table above. IMPB reported year-to-date operating earnings of $209 million, an increase of 149% from the prior year. The year-to-date return on average allocated capital was 8%, compared with 3% for the prior year-to-date. The year-to-date return on tangible allocated capital was 34%, compared with 12% for the prior year-to-date.

Operating revenue was $805 million, 19% higher than in the second quarter of 2003 and 2% lower than in the first quarter of 2004. Global equity markets at the end of the second quarter of 2004 were up significantly from the end of the prior-year quarter (as exemplified by the S&P 500 index, which rose by 17%, and the MSCI World index, which rose by 22%) and flat compared with the end of the prior quarter. The increase from the prior-year quarter in Fees and commissions primarily reflected global equity market appreciation; AUS net inflows; the impact of the acquisition of JPMorgan Retirement Plan Services (“RPS”), in June 2003; and increased brokerage activity. The decrease in Fees and commissions from the prior quarter reflected lower brokerage activity, lower average global equity market valuations in client portfolios, and net institutional outflows; these were offset by strong retail inflows, as well as nonrecurring items in the first quarter of 2004. Year-to-date operating revenue was $1.6 billion, 24% higher from the first half of the prior year. The year-to-date increase in Fees and commissions primarily reflected global equity market appreciation,

Part I
Item 2 (continued)

AUS net inflows, increased brokerage activity and the impact of the acquisition of RPS. The year-to-date increase in all other revenue was driven by increased brokerage activity and the impact of accounting for the RPS joint venture prior to the acquisition.

Operating expense of $669 million was 13% higher compared with the second quarter of 2003 and 5% higher compared with the first quarter of 2004. The increase in compensation expense from the year-ago quarter reflected increased salaries and benefits, higher incentives consistent with higher earnings, and the acquisition of RPS. The increase in noncompensation expense from the year-ago quarter was affected by increased technology initiatives and the acquisition of RPS. The increase in compensation expense from the prior quarter reflected higher incentives, while the increase in noncompensation expense was driven by increased technology and marketing initiatives. Year-to-date operating expense of $1.3 billion was 11% higher compared with the prior year-to-date. The year-to-date increase in compensation expense reflected higher incentives consistent with higher earnings, increased salaries and benefits, and the acquisition of RPS. The increase in noncompensation expense reflected the acquisition of RPS and the impact of increased technology and marketing initiatives.

Assets under supervision(a)				Second quarter change
(in billions)	2Q 2004	1Q 2004	2Q 2003	1Q 2004	2Q 2003
Asset class
Liquidity	$151	$164	$140	(8)%	8%
Fixed income	145	144	150	1	(3)
Equities and other	274	276	222	(1)	23

Assets under management	570	584	512	(2)	11
Custody/brokerage/administration/deposits	218	213	182	2	20

Total assets under supervision	$788	$797	$694	(1)%	14%

Client segment
Retail
Assets under management	$107	$112	$84	(4)%	27%
Custody/brokerage/administration/deposits	80	78	61	3	31

Assets under supervision	187	190	145	(2)	29
Private Bank
Assets under management	139	141	130	(1)	7
Custody/brokerage/administration/deposits	138	135	121	2	14

Assets under supervision	277	276	251	—	10
Institutional
Assets under management	324	331	298	(2)	9

Total assets under supervision	$788	$797	$694	(1)%	14%

Geographic region
Americas
Assets under management	$362	$370	$348	(2)%	4%
Custody/brokerage/administration/deposits	186	183	155	2	20

Assets under supervision	548	553	503	(1)	9
Europe, Middle East & Africa and Asia/Pacific
Assets under management	208	214	164	(3)	27
Custody/brokerage/administration/deposits	32	30	27	7	19

Assets under supervision	240	244	191	(2)	26

Total assets under supervision	$788	$797	$694	(1)%	14%

Assets under supervision rollforward:
Beginning balance	$797	$758	$622	5%	28%
Net asset flows	(2)	14	(9)	NM	78
Market/other impact(b)	(7)	25	81	NM	NM

Ending balance	$788	$797	$694	(1)%	14%

	Six months ended June 30
	2004	2003	Change
Beginning balance	$758	$644	18%
Net asset flows	12	(17)	NM
Market/other impact(b)	18	67	(73)

Ending balance	$788	$694	14%

(a)	Excludes AUM of American Century.
(b)	Other includes the acquisition of RPS in the second quarter of 2003.

Part I
Item 2 (continued)

Total Assets under supervision at June 30, 2004, of $788 billion were 14% higher than at June 30, 2003, and 1% lower from March 31, 2004. Assets under supervision increased from the second quarter of 2003, reflecting market appreciation and AUS net inflows. The decrease from the first quarter of 2004 reflected lower global equity market valuations in client portfolios and net institutional outflows, partially offset by strong retail inflows. Not reflected in Assets under management is the Firm’s 43% equity interest in American Century, whose Assets under management were $91 billion at quarter-end, compared with $78 billion as of the second quarter of 2003 and $90 billion as of the first quarter of 2004.

JPMORGAN PARTNERS
For a discussion of the business profile of JPMP, see pages 36-37 of JPMorgan Chase’s 2003 Annual Report. The following table sets forth selected financial data of JPMorgan Partners:

Selected financial data				Second quarter change			Six months ended June 30
(in millions, except ratios and employees)	2Q 2004	1Q 2004	2Q 2003	1Q 2004		2Q 2003	2004	2003	Change
Revenue
Direct investments
Realized gains	$402	$302	$153	33%		163%	$704	$199	254%
Write-ups / (write-downs / write-offs)	(27)	(23)	(177)	(17)		85	(50)	(353)	86
MTM gains (losses)(a)	(1)	25	147	NM		NM	24	141	(83)

Total direct investments	374	304	123	23		204	678	(13)	NM
Private third-party fund investments	18	(8)	(145)	NM		NM	10	(239)	NM

Total private equity gains (losses)	392	296	(22)	32		NM	688	(252)	NM
Net interest income (loss)	(53)	(59)	(67)	10		21	(112)	(138)	19
Fees and other revenue	11	12	9	(8)		22	23	23	—

Total operating revenue	350	249	(80)	41		NM	599	(367)	NM
Expense
Compensation expense	36	38	34	(5)		6	74	67	10
Noncompensation expense	32	31	38	3		(16)	63	67	(6)

Total operating expense	68	69	72	(1)		(6)	137	134	2

Operating income (loss) before income tax expense	282	180	(152)	57		NM	462	(501)	NM
Income tax expense (benefit)	95	64	(56)	48		NM	159	(183)	NM

Operating earnings (loss)	$187	$116	$(96)	61		NM	$303	$(318)	NM

Shareholder value added
Operating earnings (loss)	$187	$116	$(96)	61		NM	$303	$(318)	NM
Less: Preferred dividends	2	1	2	100		—	3	4	(25)

Earnings (loss) applicable to common stock	185	115	(98)	61		NM	300	(322)	NM
Less: cost of capital	169	184	221	(8)		(24)	353	442	(20)

Shareholder value added	$16	$(69)	$(319)	NM		NM	$(53)	$(764)	93

Average allocated capital	$4,547	$4,899	$5,916	(7)		(23)	$4,723	$5,950	(21)
Average assets	7,270	7,769	9,008	(6)		(19)	7,520	9,217	(18)
Return on average allocated capital	16%	9%	NM	700	bp	NM	13%	NM	NM
Full-time equivalent employees	288	296	322	(3)%		(11)%

(a)	Includes mark-to-market gains (losses) and reversals of mark-to-market gains (losses) due to public securities sales.

JPMP reported operating earnings of $187 million for the 2004 second quarter, compared with an operating loss of $96 million in the second quarter of 2003 and operating earnings of $116 million in the first quarter of 2004. JPMP reported year-to-date operating earnings of $303 million, compared with an operating loss of $318 million for the prior year-to-date.

Total private equity gains in the second quarter were $392 million, compared with losses of $22 million in the second quarter of 2003 and gains of $296 million in the first quarter of 2004. During the second quarter, JPMP’s direct private equity investments recorded net gains of $374 million, compared with a net gain of $123 million in the second quarter of 2003 and a net gain of $304 million in the first quarter of 2004. JPMP’s direct private equity results included $402 million in realized gains, net mark-to-market losses of $1 million on direct public investments, and net write-downs and write-offs of $27 million taken on direct private investment positions. Limited partner interests in third-party funds resulted in net gains of $18 million, compared with net losses of $145 million and $8 million in the second quarter of 2003 and first quarter of 2004, respectively. Total year-to-date private equity gains were $688 million, compared with a loss of $252 million for the prior-year period. JPMP’s year-to-date direct private equity results included $704 million in realized gains, net mark-to-market gains of $24 million on direct public investments, and net write-downs and write-offs of $50 million taken on direct private investment positions. Limited partner interests in third-party funds resulted in net gains for the first half of 2004 of $10 million, compared with net losses of $239 million for 2003. Overall, JPMP’s performance for both second quarter and year-to-date 2004 benefited from an improving market environment. Capital markets and

Part I
Item 2 (continued)

M&A volumes rose from prior year levels, providing a better environment for sales and IPO events for JPMP’s portfolio. Sales from the JPMP portfolio during the first six months of 2004 included two significant investments from the Consumer Retail & Services sector, which generated direct portfolio gains of more than $230 million. In addition, portfolio valuations stabilized, with net writedowns $303 million lower than year-to-date 2003 levels.

JPMP investment portfolio
The carrying value of the JPMP private equity portfolio at June 30, 2004, was $6.4 billion, a 12% decrease from December 31, 2003, and a 19% decrease from June 30, 2003. The decrease is primarily the result of JPMP exiting selected investments that are not central to its portfolio strategy, such as private third-party funds and real estate investments.

JPMP invested $213 million in direct private equity for the Firm’s account during the second quarter of 2004 and $375 million year-to-date, primarily in buyouts and growth equity opportunities in the Consumer Retail & Services and Industrial sectors.

The following table presents the carrying value and cost of the JPMP investment portfolio for the dates indicated:

	June 30, 2004		December 31, 2003		June 30, 2003
	Carrying		Carrying		Carrying
(in millions)	Value	Cost	Value	Cost	Value	Cost
Public securities (47 companies)(a)(b)	$811	$566	$643	$451	$591	$531
Private direct securities (783 companies)(b)	4,821	6,307	5,508	6,960	5,766	7,351
Private third-party fund investments (201 funds)(b)(c)	751	1,208	1,099	1,736	1,544	2,121

Total investment portfolio	$6,383	$8,081	$7,250	$9,147	$7,901	$10,003

(a)	The quoted public value was $1.3 billion at June 30, 2004, $994 million at December 31, 2003, and $868 million at June 30, 2003.
(b)	Represents the number of companies and funds at June 30, 2004.
(c)	Unfunded commitments to private equity funds were $850 million at June 30, 2004, $1.3 billion at December 31, 2003, and $1.8 billion at June 30, 2003.

Part I
Item 2 (continued)

CHASE FINANCIAL SERVICES
For a description of CFS and a discussion of the profiles for each of its businesses, see pages 38-43 of JPMorgan Chase’s 2003 Annual Report. For information regarding loans and residual interests sold and securitized, see Note 12 on pages 13-15 of this Form 10-Q. The following table reflects selected financial data of CFS:

Selected financial data				Second quarter change				Six months ended June 30
(in millions, except ratios and employees)	2Q 2004	1Q 2004	2Q 2003	1Q 2004		2Q 2003		2004	2003	Change
Revenue
Net interest income	$2,307	$2,244	$2,402	3%		(4)%		$4,551	$4,702	(3)%
Fees and commissions	937	876	893	7		5		1,813	1,718	6
Securities gains	—	—	323	NM		NM		—	426	NM
Mortgage fees and related income	355	241	310	47		15		596	742	(20)
All other revenue	85	53	47	60		81		138	80	73

Total operating revenue	3,684	3,414	3,975	8		(7)		7,098	7,668	(7)
Expense
Compensation expense	736	765	756	(4)		(3)		1,501	1,475	2
Noncompensation expense	1,105	1,170	1,054	(6)		5		2,275	2,118	7
Nonmerger-related severance and related costs	16	64	2	(75)		NM		80	17	371

Total operating expense	1,857	1,999	1,812	(7)		2		3,856	3,610	7
Operating margin	1,827	1,415	2,163	29		(16)		3,242	4,058	(20)
Credit costs	845	748	817	13		3		1,593	1,693	(6)

Operating income before income tax expense	982	667	1,346	47		(27)		1,649	2,365	(30)
Income tax expense	362	240	493	51		(27)		602	864	(30)

Operating earnings	$620	$427	$853	45%		(27)%		$1,047	$1,501	(30)%

Shareholder value added
Operating earnings	$620	$427	$853	45%		(27)%		$1,047	$1,501	(30)%
Less: preferred dividends	3	3	2	—		50		6	5	20

Earnings applicable to common stock	617	424	851	46		(27)		1,041	1,496	(30)
Less: cost of capital	273	281	260	(3)		5		554	511	8

Total shareholder value added	$344	$143	$591	141%		(42)%		$487	$985	(51)%

Reconciliation of Average reported assets to Average managed assets
Average reported assets	$182,181	$174,218	$185,673	5%		(2)%		$178,188	$178,163	—%
Average credit card securitizations	33,026	33,357	31,665	(1)		4		33,191	31,749	5

Average managed assets	$215,207	$207,575	$217,338	4%		(1)%		$211,379	$209,912	1%

Reconciliation of Average reported loans to Average managed loans
Average reported loans	$161,296	$153,416	$151,861	5%		6%		$157,356	$147,062	7%
Average credit card securitizations	33,026	33,357	31,665	(1)		4		33,191	31,749	5

Average managed loans	$194,322	$186,773	$183,526	4%		6%		$190,547	$178,811	7%

Average allocated capital	$9,143	$9,413	$8,687	(3)%		5%		$9,278	$8,589	8%
Average deposits	117,439	111,228	109,945	6		7		114,334	107,970	6
Return on average allocated capital	27%	18%	39%	900	bp	(1,200	)bp	23%	35%	(1,200	)bp
Overhead ratio	50	59	46	(900)		400		54	47	700
Full-time equivalent employees	43,235	45,292	45,204	(5)%		(4)%

CFS reported second quarter 2004 operating earnings of $620 million, a decrease of 27% from the record second quarter of 2003 and a 45% increase from the first quarter of 2004. For the first six months of 2004, operating earnings of $1.0 billion were 30% lower compared with the first six months of 2003. Return on average allocated capital for the second quarter was 27%, compared with 39% for the second quarter of 2003 and 18% for the first quarter of 2004. For the first six months of 2004, return on allocated capital was 23%, compared with 35% for the same period last year. Average allocated capital increased by 5% from the second quarter of 2003 and was down 3% from the first quarter of 2004. For the first six months of 2004, average allocated capital increased by 8% compared with the first six months of last year. The increase from 2003 was primarily due to an increase in market risk capital associated with the MSR risk management activities of Chase Home Finance.

Operating revenue was $3.7 billion, a decrease of 7% from the second quarter of 2003 and an increase of 8% from the first quarter of 2004. For the six months ended June 30, 2004, operating revenue was $7.1 billion, or 7% below the same period last year. The national consumer credit businesses, which include Chase Home Finance, Chase Cardmember Services and Chase Auto Finance, contributed 75% of second quarter 2004 operating revenue. The declines in revenue from the 2003 periods were primarily driven by the anticipated slowdown in the mortgage refinance business, as well as lower MSR risk management revenue, at Chase Home Finance. The increase in revenue from the first quarter of 2004 was due to strong mortgage origination volumes, higher MSR risk management revenue and higher revenue in Chase Auto Finance due to the first quarter write-off of prepaid premiums for residual

Part I
Item 2 (continued)

risk insurance. Net interest income of $2.3 billion was down 4% from the second quarter of 2003 and up 3% from the first quarter of 2004. Net interest income for the first six months of 2004 was $4.6 billion, a decrease of 3% from the comparable period in 2003. The decreases from the 2003 periods were primarily due to lower net interest income on a lower level of AFS securities used to manage the interest rate risk associated with MSRs, and lower spreads. The increase in Net interest income from the first quarter of 2004 reflected higher net interest income in Chase Auto Finance, due to the first quarter write-off of prepaid premiums for residual risk insurance, and higher net interest income in Chase Home Finance due to higher loan balances. Fees and commissions increased by 5% from the second quarter of 2003, 7% from the first quarter of 2004 and 6% from the first six months of 2003, primarily driven by higher credit card interchange fees earned on higher consumer purchases. Securities gains declined from the second quarter and first six months of 2003, primarily due to fewer securities sales associated with MSR risk management activities. Mortgage fees and related income of $355 million increased from $310 million in the second quarter of 2003 and $241 million in the first quarter of 2004. For the first six months of 2004, Mortgage fees and related income declined by 20% compared with the same period last year. Mortgage originations for the second quarter and first six months of 2004 were lower compared with the same periods of 2003, reflecting the smaller mortgage refinance market and price competition, but increased from first quarter 2004 levels, reflecting a short-term rebound in the mortgage market following the previous quarter’s interest rate decline.

Operating expense of $1.9 billion was up 2% compared with the second quarter of 2003 and down 7% compared with the first quarter of 2004. For the first six months of 2004, operating expense was up 7% compared with the same period last year. Compensation expense decreased by 3% from the second quarter of 2003 due to lower incentives. The 4% decrease in compensation expense from the first quarter was primarily due to the contracting mortgage market. Compensation expense for the first six months of 2004 increased by 2%, primarily due to higher home equity production, as well as increases in the sales force for home equity and other high-margin distribution channels in CHF. Noncompensation expense increased from the prior year’s second quarter and first half, primarily due to higher marketing costs and CHF home equity production-related expenses. The decrease from the first quarter of 2004 was due to lower marketing costs and to the contracting mortgage market. Nonmerger-related severance and related costs increased from the second quarter of 2003, primarily due to costs to move certain business facilities to lower-cost locations. The decrease in nonmerger-related severance and related costs from the first quarter of 2004 reflected first quarter restructuring in various lines of business, particularly in Chase Regional Banking. The increase from the first six months of 2003 reflected higher restructuring costs and the costs to move certain facilities to lower-cost locations.

Credit costs of $845 million were up 3% from the second quarter of 2003 and 13% from the first quarter of 2004. Compared with the second quarter of 2003, net charge-offs decreased by 1%, as credit quality remained strong. Net charge-offs increased by 3% from the first quarter of 2004, primarily related to two loans in the Chase Middle Market portfolio. Credit costs in the second quarter of 2004 included a reduction in the allowance for credit losses, although the reduction was smaller than that of the second quarter of 2003 and first quarter of 2004. For the first six months of 2004, credit costs of $1.6 billion were down 6% from the same period last year as credit quality remained strong. Delinquency rates in the consumer loan portfolios decreased compared with the second quarter of 2003, first quarter of 2004 and first six months of 2003.

The following table sets forth certain key financial performance measures of the businesses within CFS:

				Second quarter change		Six months ended June 30
(in millions)	2Q 2004	1Q 2004	2Q 2003	1Q 2004	2Q 2003	2004	2003	Change
Operating revenue
Home Finance(a)	$965	$812	$1,332	19%	(28)%	$1,777	$2,479	(28)%
Cardmember Services	1,592	1,563	1,512	2	5	3,155	2,973	6
Auto Finance	218	166	221	31	(1)	384	419	(8)
Regional Banking	654	635	656	3	—	1,289	1,287	—
Middle Market	357	344	353	4	1	701	715	(2)
Other consumer services(b)	(102)	(106)	(99)	4	(3)	(208)	(205)	(1)

Total operating revenue	$3,684	$3,414	$3,975	8%	(7)%	$7,098	$7,668	(7)%

Operating expense
Home Finance	$424	$478	$400	(11)%	6%	$902	$781	15%
Cardmember Services	570	605	543	(6)	5	1,175	1,082	9
Auto Finance	80	80	73	—	10	160	141	13
Regional Banking	619	635	585	(3)	6	1,254	1,162	8
Middle Market	213	218	222	(2)	(4)	431	438	(2)
Other consumer services(b)	(49)	(17)	(11)	(188)	(345)	(66)	6	NM

Total operating expense	$1,857	$1,999	$1,812	(7)%	2%	$3,856	$3,610	7%

Part I
Item 2 (continued)

Credit costs
Home Finance	$38	$(9)	$58	NM	(34)%	$29	$166	(83)%
Cardmember Services	749	705	712	6%	5	1,454	1,407	3
Auto Finance	20	36	35	(44)	(43)	56	103	(46)
Regional Banking	20	28	14	(29)	43	48	22	118
Middle Market	19	(13)	(3)	NM	NM	6	(5)	NM
Other consumer services(b)	(1)	1	1	NM	NM	—	—	—

Total credit costs	$845	$748	$817	13%	3%	$1,593	$1,693	(6)%

Operating earnings (losses)
Home Finance	$321	$221	$561	45%	(43)%	$542	$985	(45)%
Cardmember Services	176	162	165	9	7	338	311	9
Auto Finance	72	30	67	140	7	102	104	(2)
Regional Banking	10	(15)	34	NM	(71)	(5)	61	NM
Middle Market	73	81	78	(10)	(6)	154	165	(7)
Other consumer services(b)	(32)	(52)	(52)	38	38	(84)	(125)	33

Total operating earnings	$620	$427	$853	45%	(27)%	$1,047	$1,501	(30)%

(a)	Includes Mortgage fees and related income, Net interest income and Securities gains.
(b)	Includes the elimination of revenues and expenses related to shared activities with Treasury Services, and support services.

Chase Home Finance
The following table sets forth key revenue components of Chase Home Finance’s business:

(in millions)				Second quarter change		Six months ended June 30
Revenue	2Q 2004	1Q 2004	2Q 2003	1Q 2004	2Q 2003	2004	2003	Change
Home Finance:
Operating revenue (excluding MSR risk management revenue)	$925	$819	$1,099	13%	(16)%	$1,744	$2,160	(19)%
MSR risk management revenue:
MSR valuation adjustments(a)	1,177	(685)	(799)	NM	NM	492	(1,273)	NM
Risk management gains (losses)(b)	(1,137)	678	1,032	NM	NM	(459)	1,592	NM

Total MSR risk management revenue	40	(7)	233	NM	(83)	33	319	(90)

Total revenue(c)	$965	$812	$1,332	19%	(28)%	$1,777	$2,479	(28)%

(a)	See MSR valuation adjustment table on page 48 of this Form 10-Q.
(b)
Risk management gains (losses) includes SFAS 133 qualifying hedges of $(881) million, $546 million and $529 million for the second quarter of 2004, first quarter of 2004 and second quarter of 2003, respectively.

(c)	Includes Mortgage fees and related income, Net interest income and Securities gains.

Chase Home Finance (“CHF”) reported operating earnings of $321 million, a decline of 43% from record earnings in the second quarter of 2003 and an increase of 45% from the first quarter of 2004. Operating earnings for the first six months of 2004 were $542 million, 45% lower than in the same period last year. Operating earnings declined from both the second quarter and first six months of 2003, as higher interest rates and a smaller refinance market lowered mortgage originations and margins. MSR risk management revenue was $40 million for the second quarter of 2004, a decrease of 83% and 90% from the second quarter and first six months of 2003, respectively, but an increase from the first quarter’s net loss of $7 million. The increase in operating earnings from the first quarter of 2004 resulted from operating revenue growth, due to higher mortgage originations and lower overall expenses.

During the second quarter of 2004, Chase Home Finance decided to exit the Manufactured Housing origination business to focus its resources on strengthening and accelerating growth in its core home finance businesses. The decision to exit the Manufactured Housing origination business will not have a material impact on CHF’s results.

CHF manages and measures its results from two key perspectives: its operating businesses (Production, Servicing and Portfolio Lending) and revenue generated through managing the interest rate risk associated with MSRs. The table below reconciles management’s perspective on CHF’s business results to the reported U.S. GAAP line items shown on the Consolidated statement of income and in the related Notes to consolidated financial statements:

Part I
Item 2 (continued)

	Operating basis revenue
	Operating			MSR risk management			Reported
(in millions)	2Q 2004	1Q 2004	2Q 2003	2Q 2004	1Q 2004	2Q 2003	2Q 2004	1Q 2004	2Q 2003
Net interest income	$562	$539	$499	$48	$38	$210	$610	$577	$709
Securities gains	—	—	—	—	(4)	312	—	(4)	312
Mortgage fees and related income(a)	363	280	600	(8)	(41)	(289)	355	239	311

Total	$925	$819	$1,099	$40	$(7)	$233	$965	$812	$1,332

	Operating basis revenue
	Operating		MSR risk management		Reported
	Six months	Six months	Six months	Six months	Six months	Six months
(in millions)	2004	2003	2004	2003	2004	2003
Net interest income	$1,101	$984	$86	$344	$1,187	$1,328
Securities gains	—	—	(4)	408	(4)	408
Mortgage fees and related income(a)	643	1,176	(49)	(433)	594	743

Total	$1,744	$2,160	$33	$319	$1,777	$2,479

(a)	Includes losses of $75 million and $90 million for the second quarter and first six months of 2004, respectively, on securities classified as trading utilized for MSR risk management activities.

On an operating basis, second quarter 2004 Net interest income of $562 million was up from both the second quarter of 2003 and first quarter of 2004 as average loan balances increased, primarily as a result of growth in home equity originations. Net interest income of $1.1 billion for the first six months of 2004 increased by 12% from the same period last year due to an increase in home equity balances, driven by home equity origination growth of 65%. Mortgage fees and related income of $363 million and $643 million declined relative to the second quarter and first six months of 2003, respectively, reflecting the smaller refinance market and price competition; however, this income increased compared with the first quarter of 2004, driven by higher origination volume of $57 billion versus $38 billion in the prior quarter.

In its risk management activities, CHF uses a combination of derivatives, trading securities and AFS securities to manage changes in the market value of MSRs. The intent is to offset any changes in the market value of MSRs with changes in the market value of the related risk management instruments. During the second quarter of 2004, positive MSR valuation adjustments of $1.2 billion were partially offset by $1.1 billion of aggregate losses on derivatives and securities, net of net interest earned on securities. For the first six months of 2004, positive MSR valuation adjustments of $492 million were partially offset by $459 million of aggregate losses on derivatives and securities, net of net interest earned on securities. Unrealized losses on AFS securities were $221 million, $144 million and $71 million at June 30, 2004, December 31, 2003, and March 31, 2004, respectively. The decline in the Net interest income and Securities gains components of MSR risk management revenue from the second quarter and first half of 2003 was primarily due to a lower level of AFS securities used to manage the interest rate risk associated with MSRs. Net interest income and the Securities gains components of MSR risk management revenue for the second quarter of 2004 were relatively unchanged from the first quarter. The improvement from the second quarter and first half of 2003 in the Mortgage fees and related income component of MSR risk management revenue reflected the mix of instruments used as hedges at any point in time and the impact of market conditions on those hedges, rather than a particular trend. For a further discussion of the most significant assumptions used to value MSRs, please see “MSRs and certain other retained interests” in the Critical Accounting Estimates used by the Firm section and in Notes 13 and 16 on pages 100-103 and 107-109 of JPMorgan Chase’s 2003 Annual Report.

The following table reconciles the amounts shown as MSR valuation adjustments of Chase Home Finance’s business:

	Three months ended June 30		Six months ended June 30
MSR Valuation Adjustments
(in millions)	2004	2003	2004	2003
Reported amounts:
SFAS 133 hedge valuation adjustments	$714	$(307)	$127	$(482)
SFAS 140 recovery (impairment) adjustments	507	(296)	473	(426)
Purchased servicing acquisition losses(a)	(4)	(51)	(12)	(96)
Management accounting adjustments(b)	(40)	(145)	(96)	(269)

MSR valuation adjustments	$1,177	$(799)	$492	$(1,273)

(a)	Reflects valuation adjustments on purchased servicing, through the settlement date, that are included in MSR additions in the table in Note 15 on pages 18-19 of this Form 10-Q.
(b)	Reflects management accounting adjustments to properly attribute MSR risk management revenue between CHF’s operating business and management of the mortgage servicing asset.

Part I
Item 2 (continued)

Operating expense of $424 million increased by 6% from the second quarter of 2003 and decreased by 11% from the first quarter of 2004. For the first six months of 2004, operating expense increased by 15% from the same period last year. The increase from the second quarter and first six months of 2003 was due to higher home equity production, as well as increases in the sales force through the latter portion of 2003 for home equity and other higher-margin distribution channels. The decline from the first quarter of 2004 reflected the contracting mortgage market.

Credit costs declined from the second quarter and first six months of 2003, due to a lower provision for credit losses and lower net charge-offs. Credit costs of $38 million increased from negative $9 million in the first quarter of 2004, due to a reduction in the allowance for loan losses in the first quarter of 2004, primarily related to the manufactured housing portfolio. Credit quality continued to be strong, as the net charge-off ratio for the second quarter of 2004 was 0.14%, down from 0.18% and 0.16% in the second quarter of 2003 and first quarter of 2004, respectively. The net charge-off ratio for the first six months of 2004 was 0.15%, down from 0.19% for the same period last year.

Chase Cardmember Services
Operating earnings at Chase Cardmember Services (“CCS”) of $176 million increased by 7% from the second quarter of 2003 and 9% from the first quarter of 2004. During the first six months of 2004, operating earnings of $338 million increased by 9% compared with the same period last year. The increase from the second quarter of 2003 reflected higher revenue, partially offset by an increase in the allowance for loan losses and higher marketing costs. The increase from the first six months of 2003 reflected higher revenue partially offset by higher marketing costs and a lower reduction in the allowance for credit losses. The increase from the first quarter was attributable to higher revenue reflecting seasonally higher purchase volume, partly offset by an increase in the allowance for loan losses.

CCS’s operating results exclude the impact of credit card securitizations on revenue, the provision for credit losses, net charge-offs and receivables. Securitization does not change CCS’s reported net income versus operating earnings; however, it does affect the classification of items on the Consolidated statement of income. The financial information presented below reconciles the reported basis and managed basis to disclose the effect of securitizations.

	2Q 2004			1Q 2004			2Q 2003
		Effect of			Effect of			Effect of
(in millions)	Reported	securitization	Operating	Reported	securitization	Operating	Reported	securitization	Operating
Revenue	$1,106	$486	$1,592	$1,090	$473	$1,563	$1,032	$480	$1,512
Expense	570	—	570	605	—	605	543	—	543
Credit costs	263	486	749	232	473	705	232	480	712
Operating earnings	176	—	176	162	—	162	165	—	165

Average loans	$18,308	$33,026	$51,334	$18,216	$33,357	$51,573	$19,058	$31,665	$50,723
Average assets	18,631	33,026	51,657	18,524	33,357	51,881	19,706	31,665	51,371

	Six months ended June 30, 2004			Six months ended June 30, 2003
		Effect of			Effect of
(in millions)	Reported	securitization	Operating	Reported	securitization	Operating
Revenue	$2,196	$959	$3,155	$2,036	$937	$2,973
Expense	1,175	—	1,175	1,082	—	1,082
Credit costs	495	959	1,454	470	937	1,407
Operating earnings	338	—	338	311	—	311

Average loans	$18,263	$33,191	$51,454	$19,041	$31,749	$50,790
Average assets	18,578	33,191	51,769	19,734	31,749	51,483

Operating revenue was $1.6 billion, up 5% from the second quarter of 2003 and 2% from the first quarter of 2004. The increase in revenue from last year reflected growth in both Net interest income and Noninterest income. Net interest income increased by 3%, a result of spread improvement and higher receivables. Average managed loans increased by only 1% from a year ago, due to higher consumer purchases, substantially offset by a higher payment rate, which is partly attributable to consumer liquidity resulting from high levels of mortgage refinancing activity. Noninterest income increased by 9% due primarily to higher interchange fees, primarily reflecting a 12% increase in consumer purchase volume. The increase in purchase volume reflected the ongoing strategic shift in the portfolio towards higher-volume, rewards-based products, as well as organic growth. CCS added one million new accounts in the second quarter, the seventh consecutive quarter of account additions at this level, while active accounts remained stable. The increase in revenue from the first quarter of 2004 primarily reflected seasonally higher purchase volume. For the first six months of 2004, operating revenue increased by 6%, reflecting higher interchange fees, spread improvement and higher loan balances.

Part I
Item 2 (continued)

Operating expense of $570 million increased by 5% from the second quarter of 2003 and decreased by 6% from the first quarter of 2004. For the first six months of 2004, operating expense increased by 9% compared with the first six months of 2003. The increase in expenses from the second quarter and first six months of 2003 primarily reflected higher marketing costs and higher severance and related costs, to move certain operations to lower-cost locations. The decrease in expenses from the first quarter of 2004 was due to lower marketing costs and lower compensation.

Credit costs increased by 5% from the second quarter of 2003 and by 6% from the first quarter of 2004. For the first six months of 2004, credit costs increased by 3% compared with the same period last year. The higher credit costs from all periods primarily reflected an increase in the provision for loan losses due to growth in retained balances. Prior quarters reflected reversals of the allowance for credit losses due to decreasing retained loan balances as a result of higher levels of new securitizations. Net charge-offs decreased from the second quarter and first six months of 2003, and they were essentially unchanged from the first quarter of 2004. Credit quality improved, with the managed net charge-off rate declining to 5.84% in the second quarter of 2004 from 6.02% in the second quarter of 2003. The managed net charge-off rate increased slightly from 5.80% in the first quarter of 2004. The 30+ day delinquency rate improved from the second quarter of 2003 and first quarter of 2004.

Chase Auto Finance
Results at Chase Auto Finance (“CAF”) consist of the Auto Finance and the Education Finance businesses. CAF’s operating earnings of $72 million increased by 7% from the second quarter of 2003 and 140% from the first quarter of 2004. The increase from the prior-year quarter was driven primarily by lower credit costs, partially offset by lower portfolio spreads and higher expenses. The increase in operating earnings from the immediate prior quarter was driven primarily by a $40 million write-off of prepaid premiums for residual risk insurance, which resulted in a reduction of leasing revenue recognized during the first quarter of 2004, and lower credit costs. For the first six months of 2004, operating earnings were 2% lower compared with the same period last year. The decrease reflected lower leasing revenue as mentioned above, lower portfolio spreads and higher expense, partially offset by lower credit costs.

CAF’s operating revenue declined by 1% from the second quarter of 2003 and increased by 31% from the first quarter of 2004. The decrease from the prior-year quarter reflected narrower margins due to a highly competitive environment, which more than offset 9% growth in balances serviced. The increase from the first quarter of 2004 was primarily due to the reduction in leasing revenue in the first quarter, as mentioned above. For the first six months of 2004, operating revenue of $384 million was down 8% compared with the same period last year, primarily due to the reduction in leasing revenue and lower portfolio spreads.

Operating expense of $80 million was up 10% from the second quarter of 2003 and was flat compared with the first quarter of 2004. For the first six months of 2004, operating expense of $160 million was 13% higher compared with the same period last year. The increases from the second quarter and first six months of 2003 reflected investments in sales and collections and higher staff levels to service receivable growth.

Credit costs of $20 million decreased by 43% from the second quarter of 2003 and 44% from the first quarter of 2004. For the first six months of 2004, credit costs decreased by 46% compared with the same period last year. The decreases were due to lower net charge-offs and a lower provision for loan losses as a result of improved credit quality. The net charge-off rate was 0.28% in the second quarter of 2004, down from 0.37% in the second quarter of 2003 and 0.36% in the first quarter of 2004. For the first six months of 2004, the net charge-off rate was 0.32%, down from 0.42% in the same period last year. The 30+ day delinquency rate decreased to 1.06% in the second quarter of 2004, from 1.14% in the second quarter of 2003 and 1.10% in the first quarter of 2004. The 30+ day delinquency rate was the lowest since June 30, 2002.

Chase Regional Banking
Chase Regional Banking (“CRB”) reported operating earnings of $10 million in the second quarter of 2004, down 71% from the second quarter of 2003 and up from an operating loss of $15 million in the first quarter of 2004. The decrease from the year-ago quarter primarily resulted from lower deposit spreads and higher operating expense. The increase from the first quarter of 2004 was primarily due to higher revenue, lower credit costs and lower expenses. For the first six months of 2004, CRB reported an operating loss of $5 million, compared with $61 million of operating earnings for the same period last year, reflecting higher expenses and higher credit costs.

Operating revenue of $654 million was essentially flat from the second quarter of 2003 and increased by 3% from the first quarter of 2004. Lower deposit spreads, partially offset by 10% growth in average deposits, resulted in Net interest income decreasing slightly from the second quarter of 2003, while investment product revenue increased. For the first six months of 2004, operating revenue of $1.3 billion was flat to the same period last year. CRB’s revenue does not include funding profits earned on its deposit base; these amounts are included in the results of Global Treasury.

Part I
Item 2 (continued)

Operating expense for the second quarter of 2004 of $619 million was up 6% from the comparable 2003 period and down 3% from the first quarter of 2004. For the first six months of 2004, operating expense of $1.3 billion was 8% higher than in the same period last year. The increases from 2003 reflected higher compensation expense and marketing costs, as well as investments in the distribution network, including upgrading ATMs to eATMs and renovating and opening new branches. The decrease from the first quarter of 2004 was primarily related to lower compensation expense, including lower severance expense.

Credit costs of $20 million were up from $14 million and down from $28 million, respectively, in the second quarter of 2003 and first quarter of 2004. The increase from the prior-year quarter was the result of slightly higher net charge-offs and a slightly lower reduction in the allowance for loan losses. The decrease from the first quarter of 2004 was due to a lower allowance for loan losses, partially offset by slightly higher net charge-offs. For the first six months of 2004, credit costs of $48 million were higher than last year’s, driven by both slightly higher net charge-offs and an addition to the allowance for loan losses in the first quarter of 2004.

As of June 30, 2004, CRB’s deposit mix was 18% demand, 14% interest checking, 47% savings, 12% money market and 9% time (CDs). At June 30, 2003, the deposit mix was 18% demand, 14% interest checking, 47% savings, 9% money market and 12% time (CDs). As of June 30, 2004, core deposits (total deposits less time deposits) grew by 12% from June 30, 2003, and 2% from March 31, 2004. For the second quarter of 2004, CRB’s net new checking accounts were 19,000, up from a loss of 11,000 accounts in the second quarter of 2003 and up from 9,000 accounts in the first quarter of 2004.

Chase Middle Market
Chase Middle Market (“CMM”) operating earnings of $73 million were down 6% from the second quarter of 2003 and 10% from the first quarter of 2004. The decrease from both periods was primarily attributable to higher charge-offs related to two loans, partly offset by higher revenue and lower expenses. For the first six months of 2004, operating earnings of $154 million were down 7% from the same period last year, reflecting lower revenue and higher credit costs, partially offset by lower expenses.

Operating revenue of $357 million increased by 1% from the second quarter of 2003 and 4% from the first quarter of 2004. The increase from the year-ago quarter was primarily due to higher investment banking fees and a gain on the sale of assets. The increase from the first quarter was due to higher Net interest income and higher investment banking fees. Average deposits for the second quarter increased by 21% from the second quarter of 2003 and 4% from the first quarter of 2004. For the first six months of 2004, operating revenue of $701 million was down 2% from the same period last year, primarily due to narrower loan and deposit spreads, partially offset by a 16% increase in average deposits.

Operating expense of $213 million in the quarter was down 4% from the second quarter of 2003 and 2% from the first quarter of 2004. For the first six months of 2004, operating expense was $431 million, 2% lower than in the same period in 2003. Lower compensation expense and lower operating losses drove the decreases from the second quarter and first six months of 2003. Lower compensation expense drove the decline from the first quarter of 2004.

Higher net charge-offs in the second quarter of 2004 related to two loans in the portfolio, and a lower reduction of the allowance for credit losses compared with the second quarter of 2003, resulted in credit costs of $19 million. For the first six months of 2004, credit costs were $6 million, compared with a benefit of $5 million for the same period last year. Net charge-offs for the first six months of 2004 were significantly below the same period last year.

Part I
Item 2 (continued)

CHASE FINANCIAL SERVICES
BUSINESS-RELATED METRICS

(in billions, except ratios and where				Second quarter change				Six months ended June 30
otherwise noted)	2Q 2004	1Q 2004	2Q 2003	1Q 2004		2Q 2003		2004	2003	Change
Chase Home Finance
Origination volume by channel:
Retail, wholesale and correspondent	$44.4	$30.1	$55.1	48%		(19)%		$74.5	$96.0	(22)%
Correspondent negotiated transactions	12.4	7.7	22.5	61		(45)		20.1	43.6	(54)

Total	56.8	37.8	77.6	50		(27)		94.6	139.6	(32)
Origination volume by product:
First mortgage	$47.0	$31.1	$71.8	51		(35)		$78.1	$129.6	(40)
Home equity	9.8	6.7	5.8	46		69		16.5	10.0	65

Total	56.8	37.8	77.6	50		(27)		94.6	139.6	(32)
Loans serviced	493	475	437	4		13		493	437	13
End-of-period outstandings	83.2	75.0	74.5	11		12		83.2	74.5	12
Total average loans owned	79.2	72.1	71.2	10		11		75.6	67.1	13
Number of customers (in millions)	4.2	4.1	3.9	2		8		4.2	3.9	8
MSR carrying value	5.7	4.2	3.0	36		90		5.7	3.0	90
30+ day delinquency rate	1.18%	1.32%	2.23%	(14	)bp	(105	)bp	1.18%	2.23%	(105	)bp
Net charge-off ratio	0.14	0.16	0.18	(2)		(4)		0.15	0.19	(4)
Overhead ratio	44	59	30	(1,500)		1,400		51	32	1,900

Chase Cardmember Services – Reported Basis
Average outstandings	$17.3	$17.2	$18.1	1%		(4)%		$17.2	$18.5	(7)%
30+ day delinquency rate	3.07%	3.18%	3.20%	(11	)bp	(13	)bp	3.07%	3.20%	(13	)bp
Net charge-off ratio	6.05	6.33	6.25	(28)		(20)		6.19	6.21	(2)
Overhead ratio	52	56	53	(400)		(100)		54	53	100

Chase Cardmember Services – Managed Basis
End-of-period outstandings	$51.3	$51.0	$51.0	1%		1%		$51.3	$51.0	1%
Average outstandings	51.3	51.6	50.7	(1)		1		51.5	50.8	1
Total volume(a)	24.1	22.0	22.2	10		9		46.1	42.9	7
New accounts (in millions)	1.0	1.0	1.0	—		—		2.0	2.1	(5)
Active accounts (in millions)	16.4	16.5	16.4	(1)		—		16.4	16.4	—
Total accounts (in millions)	31.0	30.8	30.3	1		2		31.0	30.3	2
Credit cards issued (in millions)	35.7	35.4	34.3	1		4		35.7	34.3	4
30+ day delinquency rate	4.27%	4.43%	4.40%	(16	)bp	(13	)bp	4.27%	4.40%	(13	)bp
Net charge-off ratio	5.84	5.80	6.02	4		(18)		5.82	5.99	(17)
Overhead ratio	36	39	36	(300)		—		37	36	100

Chase Auto Finance
Loan and lease receivables	$43.5	$44.0	$41.7	(1)%		4%		$43.5	$41.7	4%
Average loan and lease receivables	44.1	44.3	41.7	—		6		44.2	40.7	9
Average loans and leases serviced	50.9	50.6	46.5	1		9		50.7	45.2	12
Automobile origination volume(b)	5.4	6.8	7.9	(21)		(32)		12.2	15.3	(20)
Automobile market share (year-to-date)	5.6%	6.1%	6.8%	(50	)bp	(120	)bp	5.6%	6.8%	(120	)bp
30+ day delinquency rate	1.06	1.10	1.14	(4)		(8)		1.06	1.14	(8)
Net charge-off ratio	0.28	0.36	0.37	(8)		(9)		0.32	0.42	(10)
Overhead ratio	37	48	33	(1,100)		400		42	34	800

Chase Regional Banking
Total average deposits	$81.9	$79.9	$74.5	3%		10%		$80.9	$73.6	10%
Total client assets(c)	117.9	118.4	108.1	—		9		118.2	107.0	10
Number of branches/banking centers	536	532	527	1		2		536	527	2
Number of ATMs	1,711	1,718	1,735	—		(1)		1,711	1,735	(1)
Overhead ratio	95%	100%	89%	(500	)bp	600	bp	97%	90%	700	bp

Chase Middle Market
Total average loans	$14.7	$13.8	$14.3	7%		3%		$14.3	$14.3	—%
Total average deposits	33.0	31.6	27.2	4		21		32.3	27.9	16
Nonperforming average loans as a % of total average loans	1.03%	0.91%	1.24%	12	bp	(21	)bp	0.97%	1.32%	(35	)bp
Net charge-off ratio	0.81	(0.03)	0.40	NM		41		0.41	0.58	(17)
Overhead ratio	60	63	63	(300)		(300)		61	61	—

(a)	Sum of total customer purchases, cash advances and balance transfers.
(b)	Excludes amounts related to Chase Education Finance.
(c)	Deposits, money market funds and/or investment assets (including annuities).

Part I
Item 2 (continued)

SUPPORT UNITS AND CORPORATE

				Second quarter change		Six months ended June 30
(in millions, except employees)	2Q 2004	1Q 2004	2Q 2003	1Q 2004	2Q 2003	2004	2003	Change
Operating revenue	$(57)	$(123)	$(240)	54%	76%	$(180)	$(360)	50%
Operating expense	(23)	73	54	NM	NM	50	96	(48)
Credit costs	(27)	(83)	102	67	NM	(110)	173	NM

Pre-tax loss	(7)	(113)	(396)	94	98	(120)	(629)	81
Income tax benefit	(89)	(155)	(260)	43	66	(244)	(433)	44

Operating earnings (loss)	$82	$42	$(136)	95	NM	$124	$(196)	NM

Average allocated capital	$9,609	$6,880	$(286)	40	NM	$8,244	$(1,011)	NM
Average assets	20,477	20,730	21,440	(1)	(4)	20,615	21,387	(4)
Shareholder value added	(172)	(126)	(84)	(37)	(105)	(298)	(50)	(496)
Full-time equivalent employees	9,930	10,194	10,160	(3)	(2)

The Support Units and Corporate sector includes technology, legal, audit, finance, human resources, risk management, real estate management, procurement, executive management and marketing groups within Corporate. For a further discussion of the business profiles of these Support Units as well as a description of Corporate, see page 44 of JPMorgan Chase’s 2003 Annual Report.

Support Units and Corporate reflects the application of the Firm’s management accounting policies at the corporate level. These policies allocate the costs associated with technology, operational and staff support services to the business segments, with the intent to recover all expenditures associated with these services. Other items are retained within Support Units and Corporate based on policy decisions, such as the over/under allocation of average allocated capital, the residual component of credit costs and taxes. Business segment revenues are reported on a tax-equivalent basis, with the offset reflected in Support Units and Corporate; see Note 23 on pages 23-25 of this Form 10-Q.

For the second quarter of 2004, Support Units and Corporate reported Operating earnings of $82 million, compared with an Operating loss of $136 million in the second quarter of 2003 and Operating earnings of $42 million in the first quarter of 2004. Operating earnings were driven primarily by higher capital and lower credit costs compared with the second quarter of 2003, and by higher capital compared with the first quarter of 2004. For the first half of 2004, Support Units and Corporate reported Operating earnings of $124 million, compared with an Operating loss of $196 million in 2003. The year-to-date increase over 2003 was driven primarily by higher capital and lower credit costs.

In allocating the allowance (and provision) for credit losses, each business is responsible for its credit costs. Although the Support Units and Corporate sector has no traditional credit assets, the residual component of the allowance, which is available for losses in any business segment, is maintained at the corporate level. For a further discussion of the residual component, see Summary of changes in the Allowance for credit losses section on pages 69-70 of this Form 10-Q.

Average allocated capital for the second quarter of 2004 was $9.9 billion higher than in the second quarter of 2003 and $2.7 billion higher than in the first quarter of 2004. Average allocated capital during the first half of 2004 was $9.3 billion higher than for the comparable 2003 period. The increases in average allocated capital reflected a reduction in credit risk capital allocated to the business segments and an increase in common stockholders’ equity.

RISK AND CAPITAL MANAGEMENT

JPMorgan Chase is in the business of managing risk to create shareholder value. The major risks to which the Firm is exposed are credit, market, operational, business, fiduciary, liquidity and private equity risk. For a discussion of these risks and definitions of terms associated with managing these risks, see pages 45-74 and the Glossary of terms in JPMorgan Chase’s 2003 Annual Report.

Part I
Item 2 (continued)

CAPITAL AND LIQUIDITY

CAPITAL MANAGEMENT

The following discussion of JPMorgan Chase’s capital management focuses primarily on developments since December 31, 2003, and should be read in conjunction with pages 46-47 and Note 26 of JPMorgan Chase’s 2003 Annual Report.

Available versus required capital	Quarterly Averages
(in billions)	2Q 2004	2Q 2003
Common stockholders’ equity	$46.9	$42.8
Economic risk capital:
Credit risk	8.2	14.4
Market risk	5.8	4.3
Operational risk	3.2	3.5
Business risk	1.7	1.7
Private equity risk	4.2	5.4

Economic risk capital	23.1	29.3
Goodwill / Intangibles	9.6	8.9
Asset capital tax	4.1	3.9

Capital against nonrisk factors	13.7	12.8

Total capital allocated to business activities	36.8	42.1
Diversification effect	(5.1)	(5.0)

Total required internal capital	$31.7	$37.1

Firm capital in excess of required capital	$15.2	$5.7

Economic risk capital
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

Capital also is assessed against business units for certain nonrisk factors. Businesses are assessed capital equal to 100% of any goodwill and 50% for certain other intangibles generated through acquisitions. Additionally, the Firm assesses an “asset capital tax” against managed assets and some off-balance sheet instruments. These assessments recognize that certain minimum regulatory capital ratios must be maintained by the Firm. JPMorgan Chase also estimates the portfolio effect on required economic capital, based on correlations of risk across risk categories. This estimated diversification benefit leads to a reduction in required economic capital for the Firm.

The Firm’s quarterly average capital in excess of that which is internally required as of June 30, 2004, increased by $9.5 billion over June 30, 2003. The change was primarily due to an increase in average common stockholders’ equity of $4.1 billion, a $6.2 billion reduction in credit risk capital and a $1.2 billion reduction in private equity risk capital; these were offset by a $1.5 billion increase in market risk capital. The decrease in credit risk capital from the prior year was primarily due to a reduction in commercial exposures and improvement in the credit quality of the commercial portfolio. Private equity risk decreased, primarily as a result of the reduction in JPMP’s private equity portfolio. Market risk capital increased, primarily due to growth in the MSR portfolio in CHF as well as higher average trading VAR in IB. The Firm’s excess capital is the amount of capital retained by JPMorgan Chase in excess of its required internal capital to enable the Firm to maintain regulatory capital ratios in line with similarly rated bank peers.

Regulatory capital
JPMorgan Chase’s risk-based capital ratios at June 30, 2004, were well in excess of minimum regulatory guidelines. At June 30, 2004, Tier 1 and Total capital ratios were 8.2% and 11.2%, respectively, and the Tier 1 leverage ratio was 5.5%. At June 30, 2004, the total capitalization of JPMorgan Chase (the sum of Tier 1 and Tier 2 capital) was $59.4 billion, a decrease of $459 million from December 31, 2003. This decrease was principally driven by a $582 million decrease in the allowance for credit losses component of Tier 2 capital partially offset by a $370 million increase in Tier 1 capital. The increase in Tier 1 capital reflected net stock issuance of $752 million related to employee benefit plans, partially offset by a higher deduction for goodwill and nonqualifying intangible assets and an $85 million decrease in retained earnings (net income less common and preferred dividends) during the period.

Part I
Item 2 (continued)

During 2003, the Firm adopted FIN 46 and, as a result, deconsolidated the trusts that issue trust preferred securities. If banking regulators were to exclude these securities from Tier 1 capital, it could significantly reduce the Tier 1 capital ratio of the Firm. On July 2, 2003, the Federal Reserve Board issued a supervisory letter instructing banks and bank holding companies to continue to include trust preferred securities in Tier 1 capital. Based on the terms of this letter, and in consultation with the Federal Reserve Board, the Firm continues to include its trust preferred securities in Tier 1 capital.

Stock repurchase
Except as disclosed below, the Firm did not repurchase any shares of its common stock during the first six months of 2004 or all of 2003. On July 20, 2004, the Board of Directors approved an initial stock repurchase program in the aggregate amount of $6.0 billion. This amount includes shares to be repurchased to offset issuances under the Firm’s employee equity-based plans. The actual amount of shares repurchased will be subject to various factors, including market conditions; legal considerations affecting the amount and timing of repurchase activity; the combined company’s capital position (taking into account purchase accounting adjustments); internal capital generation; and alternative potential investment opportunities.

The Firm’s repurchases of equity securities, other than those pursuant to a formal repurchase program, were as follows:

Quarter ended June 30, 2004

	Total Shares	Average Price
Purchased pursuant to JPMorgan Chase employee plans	Repurchased	Per Share
April 1–April 30	157,375	$34.12
May 1–May 31	89,339	37.38
June 1–June 30	422,533	36.78

Total	669,247	$36.23

JPMorgan Chase grants long-term stock-based incentive awards to certain key employees under two plans. The Long-Term Incentive Plan, approved by shareholders in May 2000, provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock and restricted stock unit awards. The Stock Option Plan, a nonshareholder-approved plan, provides for grants of stock options and SARs. At distribution, recipients under both plans are given the option of having shares withheld to cover income taxes. Shares of restricted stock withheld under the plans to pay income taxes are treated as share repurchases. During the second quarter of 2004, 669,247 shares, with an average price of $36.23, were withheld to cover income taxes on restricted stock distributions.

Dividends
In the second quarter of 2004, JPMorgan Chase declared a quarterly cash dividend on its common stock of $0.34 per share, payable July 31, 2004, to stockholders of record at the close of business on July 6, 2004.

LIQUIDITY MANAGEMENT
The following discussion of JPMorgan Chase’s liquidity management focuses primarily on developments since December 31, 2003, and should be read in conjunction with pages 47-48 of JPMorgan Chase’s 2003 Annual Report. In managing liquidity, management considers a variety of liquidity risk measures as well as market conditions, prevailing interest rates, liquidity needs and the desired maturity profile of its liabilities.

Consistent with its liquidity management policy, the Firm has raised funds at the holding company sufficient to cover obligations maturing over the next 12 months. Long-term funding needs for the parent holding company over the next several quarters are expected to be consistent with prior periods. The Firm manages its liquidity through a combination of short- and long-term sources of funds to support its balance sheet and its businesses. Under the Firm’s liquidity risk management framework, the Firm maintains sufficient levels of long-term liquidity through a combination of long-term debt, preferred stock, common equity and core deposits to support the less liquid assets on its balance sheet. The Firm’s primary source of short-term funds, excluding unsecured borrowings, includes more than $50 billion of securities available for repurchase agreements and approximately $25 billion of credit card, automobile and mortgage loans available for securitization.

Credit ratings
The credit ratings of JPMorgan Chase’s parent holding company and JPMorgan Chase Bank as of July 31, 2004, were as follows:

	JPMorgan Chase		JPMorgan Chase Bank
	Short-term debt	Senior long-term debt	Short-term debt	Senior long-term debt
Moody’s	P-1	Aa3	P-1	Aa2
S&P	A-1	A+	A-1+	AA-
Fitch	F1	A+	F1+	A+

Part I
Item 2 (continued)

At the end of the second quarter of 2004, in anticipation of the July 1 close of the merger with Bank One, Moody’s upgraded the ratings of the Firm by one notch, moving the parent holding company’s senior long-term debt rating to Aa3 and JPMorgan Chase Bank’s senior long-term debt rating to Aa2. Moody’s outlook is stable. Fitch affirmed its ratings and changed its outlook to positive, while S&P affirmed all its ratings and kept its outlook stable.

The cost and availability of unsecured financing are influenced by credit ratings. A reduction in these ratings could adversely impact the Firm’s access to liquidity sources, increase the cost of funds, trigger additional collateral requirements and decrease the number of investors and counterparties willing to lend. If the Firm’s ratings were downgraded by one notch, the Firm estimates that the incremental cost of funds to be in the range of 5 to 15 basis points, reflecting a range of terms from three to five years, and the potential loss of funding to be negligible. Additionally, the Firm estimates the additional funding requirements for SPE and other third-party commitments to be relatively modest. In the current environment, the Firm believes a downgrade is unlikely. For additional information on the impact of a credit ratings downgrade on funding requirements for SPEs, and on derivatives and collateral agreements, see Off-balance Sheet Arrangements below and page 63, respectively, of this Form 10-Q.

Balance sheet
The Firm’s total assets increased by $46.9 billion from December 31, 2003, to $817.8 billion at June 30, 2004, largely due to an increase in deposits placed with banks and securities purchased under resale agreements. Effective January 1, 2004, the Firm elected to net cash paid and received under legally enforceable master netting agreements, thereby reducing Derivative receivables, a component of trading assets, by $22.5 billion and Derivative payables, a component of trading liabilities, by $17.7 billion. The decrease in derivative receivables was partially offset by higher debt and equity trading assets due to growth in IB business activities. Commercial loans declined by $3.9 billion, mostly as a result of the deconsolidation of a Firm-sponsored asset-backed commercial paper conduit which had been previously consolidated on the Firm’s balance sheet under the guidance of FIN 46. Consumer loans increased by $10.3 billion, primarily due to increases in home equity loans. Credit card loans declined slightly; loan volumes in the quarter were affected by increased securitization activity, partially offset by strong purchase volumes. Automobile loans increased slightly, helped by origination volumes. The Firm’s liabilities also increased in an amount consistent with the above asset growth, through a combination of continued growth in deposits, which contributed to the growth in deposits with banks, and higher securities sold under repurchase agreements consistent with higher securities purchased under resale agreements.

Issuance
During the six months ended June 30, 2004, JPMorgan Chase issued approximately $11.4 billion of long-term debt; during the same period, $5.6 billion of long-term debt matured or was redeemed. In addition, the Firm securitized approximately $4.5 billion of residential mortgage loans, $3.3 billion of credit card loans and $1.6 billion of automobile loans, resulting in pre-tax gains (losses) on securitizations of $60 million, $19 million and $(3) million, respectively. For a further discussion of loan securitizations, see Note 12 of this Form 10-Q and Note 13 on pages 100-103 of JPMorgan Chase’s 2003 Annual Report.

Off-balance Sheet Arrangements
Special-purpose entities (“SPEs”), special-purpose vehicles (“SPVs”) or variable-interest entities (“VIEs”) are an important part of the financial markets, providing market liquidity by facilitating investors’ access to specific portfolios of assets and risks. JPMorgan Chase is involved with SPEs in three broad categories of transactions: loan securitizations (through “qualifying” SPEs), multi-seller conduits, and client intermediation. Capital is held, as appropriate, against all SPE-related transactions and related exposures such as derivative transactions and lending-related commitments. For a further discussion of SPEs and the Firm’s accounting for SPEs, see Notes 12 and 13 of this Form 10-Q and Note 1 on pages 86-87, Note 13 on pages 100-103 and Note 14 on pages 103-106 of JPMorgan Chase’s 2003 Annual Report.

For certain liquidity commitments to SPEs, the Firm could be required to provide funding if the credit rating of JPMorgan Chase Bank were downgraded below specific levels, primarily P-1, A-1 and F1 for Moody’s, Standard & Poor’s and Fitch, respectively. The amount of these liquidity commitments was $28.8 billion at June 30, 2004. If JPMorgan Chase Bank were required to provide funding under these commitments, the Firm could be replaced as liquidity provider. Additionally, with respect to the multi-seller conduits and structured commercial loan vehicles for which JPMorgan Chase Bank has extended liquidity commitments, the Bank could facilitate the sale or refinancing of the assets in the SPE in order to provide liquidity.

Of its $28.8 billion in liquidity commitments to SPEs, $27.8 billion is included in the Firm’s total Other unfunded commitments to extend credit, included in the table below. As a result of the consolidation of multi-seller conduits in accordance with FIN 46, $1.0 billion of these commitments are excluded from the table, as the underlying assets of the SPE have been included on the Firm’s Consolidated balance sheet.

Part I
Item 2 (continued)

The following table summarizes certain revenue information related to VIEs with which the Firm has significant involvement, and qualifying SPEs:

Three months ended June 30, 2004			“Qualifying”
(in millions)	VIEs	(a)	SPEs	Total

Revenue	$20		$290	$310

Six months ended June 30, 2004 (in millions)

Revenue	$43		$555	$598

(a)	Includes all VIE-related revenue (i.e., revenue associated with consolidated and nonconsolidated VIEs).

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

The following table summarizes JPMorgan Chase’s long-term debt and off-balance sheet lending-related financial instruments by remaining maturity at June 30, 2004:

	Under	1-3	4-5	After
(in millions)	1 year	years	years	5 years	Total

Contractual cash obligations
Long-term debt	$9,302	$16,791	$13,159	$13,729	$52,981

Off-balance sheet lending-related financial instruments
Consumer-related	$162,452	$700	$727	$30,644	$194,523
Commercial-related:
Other unfunded commitments to extend credit(a)(b)	86,292	55,679	14,275	5,529	161,775
Standby letters of credit and guarantees(a)	19,165	20,436	6,221	3,190	49,012
Other letters of credit(a)	2,122	2,670	25	32	4,849

Total commercial-related	107,579	78,785	20,521	8,751	215,636

Total lending-related commitments	$270,031	$79,485	$21,248	$39,395	$410,159

(a)	Net of risk participations totaling $18.1 billion at June 30, 2004.
(b)
Includes unused advised lines of credit totaling $21 billion at June 30, 2004, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable.

CREDIT RISK MANAGEMENT

The following discussion of JPMorgan Chase’s credit portfolio as of June 30, 2004, focuses primarily on developments since December 31, 2003, and should be read in conjunction with pages 51-65, pages 74-77 and Notes 11, 12, 29 and 30 of JPMorgan Chase’s 2003 Annual Report.

The Firm assesses its consumer credit exposure on a managed basis, including credit card securitizations. For a reconciliation of credit costs on an operating, or managed, basis to reported results, see pages 32-35 of this Form 10-Q.

The Firm allocates credit risk capital to the lines of business based upon its assessment of “economic credit exposure,” a non-GAAP financial measure that, in the Firm’s view, represents actual future credit exposure. The principal difference between the Firm’s credit exposure on a reported basis and its economic view of credit exposure relates to the way the Firm views its credit exposure to derivative receivables and commercial lending-related commitments. For further information, refer to pages 63 and 65 of this Form 10-Q.

Part I
Item 2 (continued)

CREDIT PORTFOLIO

The following table presents a summary of the Firm’s credit portfolio for the dates indicated:

Commercial and consumer credit portfolio

					Approximate allocated
	Credit exposure		Economic credit exposure		credit capital
(in millions)	June 30, 2004	Dec. 31, 2003	June 30, 2004	Dec. 31, 2003	June 30, 2004	Dec. 31, 2003

Commercial loans:
Loans–U.S.	$47,747	$52,024	$47,747	$52,024
Loans–Non-U.S.	31,492	31,073	31,492	31,073

Total commercial loans(a)	79,239	83,097	79,239	83,097
Consumer loans – reported(a)	146,699	136,421	146,699	136,421

Total loans – reported	225,938	219,518	225,938	219,518
Credit card securitizations(b)	34,138	34,856	34,138	34,856

Total loans – managed	260,076	254,374	260,076	254,374
Derivative receivables(c)	49,980	83,751	30,845	34,130
Other receivables	108	108	108	108
Commercial lending–related commitments(a)(d)	215,636	215,758	106,644	106,872
Consumer lending–related commitments	194,523	176,923	194,523	176,923

Total credit portfolio	$720,323	$730,914	$592,196	$572,407	$8,900	$11,600

Memo:
Total credit portfolio by category
Total commercial exposure(e)	$344,963	$382,714	$216,836	$224,207
Total consumer exposure(f)	375,360	348,200	375,360	348,200

Total credit portfolio	$720,323	$730,914	$592,196	$572,407

Credit derivative hedges notional(g)	$(37,285)	$(37,282)	$(37,285)	$(37,282)	$(1,100)	$(1,300)
Collateral held against derivative receivables(h)	$(7,188)	$(36,214)	NA	NA

(a)	Amounts are presented gross of the allowance for credit losses.
(b)	Represents securitized credit cards. For a further discussion of credit card securitizations, see Chase Cardmember Services on pages 49-50 of this Form 10-Q.
(c)	Effective January 1, 2004, derivative receivables Credit exposure takes into account net cash received under legally enforceable master netting agreements.
(d)
Includes unused advised lines of credit totaling $21 billion at June 30, 2004, and $19 billion at December 31, 2003, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable.

(e)	Represents Total commercial loans, derivative receivables, other receivables and commercial lending-related commitments.
(f)	Represents Total consumer loans, credit card securitizations and consumer lending-related commitments.
(g)
Represents the notional amount of single-name and portfolio credit derivatives used to manage the credit risk of commercial credit exposure; these derivatives do not qualify for hedge accounting under SFAS 133.

(h)
Effective January 1, 2004, Credit exposure excludes net cash received under legally enforceable master netting agreements. On an Economic credit exposure basis, collateral is considered “NA” as it is already accounted for in Derivative receivables.

JPMorgan Chase’s total credit exposure (including $34 billion of securitized credit cards) totaled $720 billion at June 30, 2004, a decline from $731 billion at year-end 2003. The decrease reflected a 10% reduction in commercial exposure, offset by an 8% increase in consumer exposure.

Part I
Item 2 (continued)

COMMERCIAL CREDIT PORTFOLIO

Total commercial exposure was $345 billion at June 30, 2004, compared with $383 billion at December 31, 2003. The $38 billion decline was mainly due to a $34 billion decline in derivative receivables, because, effective January 1, 2004, the Firm elected to net cash paid and received under legally enforceable master netting agreements. Loans decreased by $4 billion as a result of the deconsolidation of a Firm-sponsored asset-backed commercial paper conduit which had been previously consolidated on the Firm’s balance sheet under the guidance of FIN 46; the conduit was deconsolidated in February 2004 due to a restructuring. Lending-related commitments were unchanged; since year-end 2003 there was a $4 billion increase attributable to the aforementioned deconsolidation of an asset-backed commercial paper conduit, offset by a $4 billion decrease due to deal flow.

Below are summaries of the maturity and ratings profiles of the commercial portfolio as of June 30, 2004, and December 31, 2003. The ratings scale is based on the Firm’s internal risk ratings and is presented on an S&P-equivalent basis.

Commercial Exposure	Maturity profile(a)				Ratings profile
					Investment-grade (“IG”)			Noninvestment-grade				Total %
												of IG –
												Economic
At June 30, 2004					AAA	A+	BBB+	BB+	CCC+		Total %	credit
(in billions, except ratios)	<1 year	1-5 years	> 5 years	Total	to AA-	to A-	to BBB-	to B-	& below	Total	of IG	exposure

Loans	55%	33%	12%	100%	$21	$10	$21	$23	$4	$79	66%	66%
Derivative receivables	15	41	44	100	26	8	8	8	—	50	83	90
Lending-related commitments(b)	50	46	4	100	83	59	49	23	2	216	89	89

Total exposure(c)	47%	42%	11%	100%	$130	$77	$78	$54	$6	$345	83%	81%

Credit derivative hedges notional(d)	17%	76%	7%	100%	$(11)	$(11)	$(13)	$(2)	$—	$(37)	93%	93%

	Maturity profile(a)				Ratings profile
					Investment-grade (“IG”)			Noninvestment-grade				Total %
												of IG –
												Economic
At December 31, 2003					AAA	A+	BBB+	BB+	CCC+		Total %	credit
(in billions, except ratios)	<1 year	1-5 years	> 5 years	Total	to AA-	to A-	to BBB-	to B-	& below	Total	of IG	exposure

Loans	49%	37%	14%	100%	$20	$13	$21	$23	$6	$83	65%	65%
Derivative receivables	20	41	39	100	47	15	12	9	1	84	88	91
Lending-related commitments (b)	52	45	3	100	80	57	52	25	2	216	88	88

Total exposure(c)	44%	43%	13%	100%	$147	$85	$85	$57	$9	$383	83%	80%

Credit derivative hedges notional(d)	16%	74%	10%	100%	$(10)	$(12)	$(12)	$(2)	$(1)	$(37)	92%	92%

(a)
The maturity profile of loans and lending-related commitments is based upon the remaining contractual maturity. The maturity profile of derivative receivables is based upon the maturity profile of Average exposure. See page 53 of JPMorgan Chase’s 2003 Annual Report for a further discussion.

(b)
Based on Economic credit exposure, the maturity profile for <1 year, 1-5 years and >5 years would have been 35%, 59% and 6%, and 38%, 58% and 4%, respectively, as of June 30, 2004, and December 31, 2003, respectively. See page 53 of JPMorgan Chase’s 2003 Annual Report for a further discussion of Economic credit exposure.

(c)
Based on Economic credit exposure, the maturity profile for <1 year, 1-5 years and >5 years would have been 39%, 47% and 14%, respectively, as of June 30, 2004, and 36%, 46% and 18%, respectively, as of December 31, 2003. See page 53 of JPMorgan Chase’s 2003 Annual Report for a further discussion.

(d)	Ratings are based on the underlying referenced assets.

Part I
Item 2 (continued)

Commercial Exposure Risk Profile
($ in billions)

During the first half of 2004 the Firm’s commercial exposure ratings profile remained relatively stable. The investment-grade component of the derivative portfolio decreased from 88% to 83% because the Firm elected to net cash paid and received under legally enforceable master netting agreements, which primarily affected counterparties considered investment-grade. Based on the economic view, which takes into consideration collateral held against derivative receivables, the portion of the portfolio considered investment-grade decreased only slightly, from 91% as of December 31, 2003 to 90% as of June 30, 2004.

Commercial Exposure — selected industry concentration
The Firm continues to focus on the management and diversification of its industry concentrations, with particular attention paid to industries with actual or potential credit concerns. The only significant change in reported industry exposure since December 31, 2003, relates to the Firm’s exposure to Commercial banks, which decreased by $23 billion, or 49%, from December 31, 2003, to $24 billion as of June 30, 2004. The decline was primarily the result of the Firm’s election to net cash received under legally enforceable master netting agreements, which affected derivative receivables. A significant portion of the Firm’s derivatives portfolio is transacted with customers in the commercial banking industry.

Commercial Criticized Exposure
Exposures deemed criticized generally represent a ratings profile similar to a rating of CCC+/Caa1 and lower, as defined by Standard & Poors/Moody’s. In the first half of 2004, the trend experienced in 2003 continued as the criticized component of the portfolio declined by $2.9 billion, or 32%, to $6.0 billion at June 30, 2004. At June 30, 2004, criticized exposure represented 1.7% of the total commercial exposure, compared with 2.3% at December 31, 2003. The decrease in the first half of 2004 was most significant in the Media and Telecom services industries, with declines of $1.0 billion and $324 million, respectively. The decrease in Media was largely due to upgrades in the European cable sector as a result of improved financial performance and restructurings, while the decrease in Telecom services was due to upgrades based on improved financial condition and loan sales. The remainder of the decline in criticized exposure was in Other industries due to debt repayments, facility upgrades as a result of client recapitalizations and additional security and collateral taken in refinancings. A lack of migration of new criticized exposures into the portfolio and gross charge-offs taken during the period also contributed to the decline.

Part I
Item 2 (continued)

Commercial Criticized Exposure Trend
($ in billions)

(a) Includes all Enron-related credit exposures, inclusive of $108 million subject to litigation with a credit-worthy entity.

Enron-related exposure
The Firm’s exposure to Enron and Enron-related entities was reduced from $609 million at December 31, 2003, to $293 million at June 30, 2004. The $316 million decrease was due to the repayment of $200 million of secured exposure, a $62 million reduction of debtor-in-possession financing, and $54 million of charge-offs and write-downs taken on unsecured exposure. At June 30, 2004, secured exposure of $12 million is performing and reported on an amortized cost basis.

Country Exposure
The selection of countries discussed below is based on the materiality of the Firm’s exposure and its view of actual or potentially adverse credit conditions. Exposure amounts are adjusted for credit enhancements (e.g., guarantees and letters of credit) provided by third parties located outside the country if the enhancements fully cover the country risk, as well as the commercial risk. In addition, the benefit of collateral, credit derivatives used to manage commercial exposure, and short debt or equity trading positions are taken into account. Total exposure includes exposure to both government and private-sector entities in a country.

The exposure to Hong Kong was $1.0 billion and $1.7 billion at June 30, 2004, and December 31, 2003, respectively. The exposure to Russia was $294 million and $650 million at June 30, 2004, and December 31, 2003, respectively. The decrease in exposure to Hong Kong over the prior year-end was due to reductions in cross border lending and trading positions, while the decrease in exposure to Russia was driven entirely by trading positions.

Exposures to Brazil and Mexico as of June 30, 2004, at $2.0 billion and $1.6 billion, respectively, were largely unchanged from year-end 2003 levels. Cross-border and local trading positions in both countries increased in the first quarter of 2004, raising each country’s exposure to $2.4 billion. However, exposures to these countries subsequently returned to year-end levels by June 30, 2004.

There have been immaterial changes to the Firm’s exposures to other countries disclosed in JPMorgan Chase’s 2003 Annual Report since year-end 2003. During the second quarter, the credit conditions in these countries remained stable or improved.

Part I
Item 2 (continued)

Derivative Contracts
For a further discussion of the derivative contracts utilized by JPMorgan Chase in connection with its trading and end-user activities, see Note 20 of this Form 10-Q, and pages 58-61 and Note 28 on pages 116-117 of JPMorgan Chase’s 2003 Annual Report.

The following table summarizes the aggregate notional amounts and the reported derivative receivables (i.e., the MTM or fair value of the derivative contracts after taking into account the effects of legally enforceable master netting agreements) at each of the dates indicated:

Notional amounts and derivative receivables MTM

	Notional amounts(a)		Derivative receivables MTM
	June 30,	December 31,	June 30,		December 31,
(in billions)	2004	2003	2004		2003

Interest rate	$34,726	$31,252	$35		$60
Foreign exchange	1,514	1,582	4		10
Equity	373	328	7		9
Credit derivatives	744	578	2		3
Commodity	34	24	2		2

Total notional and credit exposure	$37,391	$33,764	$50	(b)	$84
Collateral held against derivative receivables	NA	NA	(7	)(b)	(36)

Exposure net collateral	$37,391	$33,764	$43		$48

(a)	The notional amounts represent the gross sum of long and short third-party notional derivative contracts, excluding written options and foreign exchange spot contracts.
(b)
The Firm held $30 billion of collateral against derivative receivables as of June 30, 2004, consisting of $23 billion in net cash received under legally enforceable master netting agreements, and $7 billion of other highly liquid collateral. The benefit of the $23 billion is reflected within the $50 billion of derivative receivables MTM. Excluded from these collateral amounts is $10 billion of collateral delivered by clients at the initiation of transactions; this collateral secures exposure that could arise in the existing portfolio of derivatives should the MTM of the client’s transactions move in the Firm’s favor. Also excluded are credit enhancements in the form of letter-of-credit and surety receivables.

The $37 trillion of notional principal of the Firm’s derivative contracts outstanding at June 30, 2004, significantly exceeds, in the Firm’s view, the possible credit losses that could arise from such transactions. For most derivative transactions, the notional principal amount does not change hands; it is simply used as a reference to calculate payments. In terms of current credit risk exposure, the appropriate measure of risk is, in the Firm’s view, the MTM value of the contract. The MTM exposure represents the cost to replace the contracts at current market rates should the counterparty default. When JPMorgan Chase has more than one transaction outstanding with a counterparty, and a legally enforceable master netting agreement exists with the counterparty, the MTM exposure, less collateral held, represents, in the Firm’s view, the appropriate measure of current credit risk with that counterparty as of the reporting date. At June 30, 2004, the MTM value of derivative receivables (after taking into account the effects of legally enforceable master netting agreements and the impact of net cash received under such legally enforceable master netting agreements) was $50 billion. Further, after taking into account $7 billion of other highly liquid collateral to collaterize its derivative exposure, the net current MTM credit exposure was $43 billion. As of June 30, 2004, based on the MTM value of its derivative receivables and after taking into account the effects of legally enforceable master netting agreements and collateral held, the Firm did not have a concentration to any single derivative receivable counterparty greater than 5%.

While useful as a current view of credit exposure, the net MTM value of derivative receivables does not capture the potential future variability of that credit exposure. To capture this variability, the Firm calculates, on a client-by-client basis, three measures of potential derivatives-related credit loss: Peak, Derivative Risk Equivalent and Average exposure. These measures all incorporate netting and collateral benefits where applicable. The last measure, Average exposure (“AVG”), is used as the basis for the Firm’s Economic view of its credit exposure, upon which it allocates credit capital to the various lines of business. For more information, see page 53 of JPMorgan Chase’s 2003 Annual Report. The amounts of these measures have not changed significantly since December 31, 2003.

Part I
Item 2 (continued)

The following table reconciles Derivative receivables on a MTM basis with the Firm’s Economic credit exposure, a non-GAAP financial measure, for the dates indicated:

Reconciliation of Derivative Receivables to Economic Credit Exposure

(in billions)	June 30, 2004	December 31, 2003
Derivative receivables:
Derivative receivables MTM	$50	$84
Collateral held against derivatives	(7)	(36)

Derivative receivables – net current exposure	43	48
Reduction in exposure to 3-year average exposure(a)	(12)	(14)

Economic credit exposure	$31	$34

(a)	For a discussion of three-year average exposure, see page 53 of JPMorgan Chase’s 2003 Annual Report.

The MTM value of the Firm’s derivative receivables incorporates a Credit Valuation Adjustment (“CVA”) to reflect the credit quality of counterparties. The CVA was $604 million at June 30, 2004, a $31 million decrease from $635 million at December 31, 2003. The CVA is based on the Firm’s AVG to a counterparty, and on the counterparty’s credit spread in the credit derivatives market. The primary components of changes in CVA are credit spreads, new deal activity or unwinds, and changes in the underlying market environment. For a discussion of the impact of CVA on Trading revenue, see portfolio management activity on page 64 of this Form 10-Q.

The following table summarizes the ratings profile of the Firm’s Consolidated balance sheet derivative receivables MTM, net of cash and other highly liquid collateral, for the dates indicated:

Ratings profile of derivatives receivables MTM

	June 30, 2004		December 31, 2003
(in millions)	Exposure Net	% of Exposure	Exposure Net	% of Exposure
Rating equivalent	of Collateral(a)	Net of Collateral	of Collateral	Net of Collateral

AAA to AA-	$23,048	54%	$24,697	52%
A+ to A-	6,680	16	7,677	16
BBB+ to BBB-	6,354	15	7,564	16
BB+ to B-	6,283	14	6,777	14
CCC+ and below	427	1	822	2

Total	$42,792	100%	$47,537	100%

(a)
The Firm held $30 billion of collateral against derivative receivables as of June 30, 2004, consisting of $23 billion in net cash received under legally enforceable master netting agreements, and $7 billion of other highly liquid collateral. The benefit of the $23 billion is reflected within the $50 billion of derivative receivables MTM. Excluded from these collateral amounts is $10 billion of collateral delivered by clients at the initiation of transactions; this collateral secures exposure that could arise in the existing portfolio of derivatives should the MTM of the client’s transactions move in the Firm’s favor. Also excluded are credit enhancements in the form of letter-of-credit and surety receivables.

The Firm actively pursues the use of collateral agreements to mitigate counterparty credit risk in derivatives. The percentage of the Firm’s derivatives transactions subject to collateral agreements as of June 30, 2004 was 78%, unchanged from December 31, 2003. The Firm held $30 billion of collateral as of June 30, 2004 (including $23 billion of net cash received under legally enforceable master netting agreements), compared with $36 billion as of December 31, 2003. The Firm posted $24 billion of collateral as of June 30, 2004, compared with $27 billion at the end of 2003.

Certain derivative and collateral agreements include provisions that require both the Firm and the counterparty, upon specified downgrades in their respective credit ratings, to post collateral for the benefit of the other party. The impact on required collateral of a single-notch ratings downgrade to JPMorgan Chase Bank, from its current rating of AA- to A+, would have been an additional $1.0 billion of collateral as of June 30, 2004. The impact of a six-notch ratings downgrade to JPMorgan Chase Bank (from AA- to BBB-) would have been $3.0 billion of additional collateral as of June 30, 2004. Certain derivative contracts also provide for termination of the contract, generally upon JPMorgan Chase Bank being downgraded, at the then-existing MTM value of the derivative receivables.

Part I
Item 2 (continued)

Use of credit derivatives
The following table presents the Firm’s notional amounts of credit derivatives protection bought and sold as of June 30, 2004, and December 31, 2003:

Credit derivatives positions

	Portfolio management		Dealer/Client
	Notional amount		Notional amount
	Protection	Protection	Protection	Protection
(in millions)	bought(a)	sold	bought	sold	Total

June 30, 2004	$37,320	$35	$344,639	$361,614	$743,608
December 31, 2003	37,349	67	264,389	275,888	577,693

(a)	Includes $2 billion at June 30, 2004, and December 31, 2003, respectively, of portfolio credit derivatives.

JPMorgan Chase has limited counterparty exposure as a result of credit derivatives transactions. Of the $50 billion of total derivative receivables MTM at June 30, 2004, approximately $2 billion, or 4%, was associated with credit derivatives, before the benefit of highly liquid collateral. The use of credit derivatives to manage exposures does not reduce the reported level of assets on the balance sheet or the level of reported off-balance sheet commitments.

Portfolio management activity
In managing its commercial credit exposure, the Firm purchases single-name and portfolio credit derivatives. As of June 30, 2004, the notional outstanding amount of protection purchased via single-name and portfolio credit derivatives was $35 billion and $2 billion, respectively. The Firm also diversifies its exposures by providing (i.e., selling) small amounts of credit protection, which increases exposure to industries or clients where the Firm has little or no client-related exposure. This activity is not material to the Firm’s overall credit exposure.

Use of single-name and portfolio credit derivatives

	Notional amount of protection bought
(in millions)	June 30, 2004	December 31, 2003

Credit derivatives used to manage risk related to:
Loans and lending-related commitments	$23,796	$22,471
Derivative receivables	13,524	14,878

Total	$37,320	$37,349

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

Additionally, commercial credit exposure is actively managed through secondary loan and commitment sales that are not associated with loan syndication activity or securitization activity as described in Note 12 of this Form 10-Q. During the second quarter of 2004, proceeds from the sale of $610 million of loans and $803 million of commitments resulted in a net loss of $3 million. During the same period in 2003, the sale of $942 million of loans and $526 million of commitments resulted in a net loss of $11 million. For the first half of 2004, loan and commitment sales were $1.4 billion and $1.5 billion, respectively, resulting in losses of $11 million. Over the same period in 2003, loan and commitment sales of $1.5 billion and $1.0 billion, respectively, resulted in losses of $23 million.

Portfolio management activity in the second quarter of 2004 resulted in a loss of $16 million in Trading revenue. This activity included $41 million of losses related to credit derivatives used to manage the Firm’s credit exposure. Of this amount, approximately $37 million was associated with credit derivatives used to manage the risk of accrual lending activities, and the remaining amount was associated with credit derivatives used to manage the overall derivatives portfolio. Partially offsetting this loss were gains of $25 million related to the change in the MTM value of the CVA.

Part I
Item 2 (continued)

Trading revenue from portfolio management in the second quarter of 2003 resulted in losses of $119 million. The losses consisted of $355 million related to credit derivatives used to manage the Firm’s credit exposure; of this amount, $167 million was associated with credit derivatives used to manage the risk of accrual lending activities, and $188 million was associated with credit derivatives used to manage the risk of the overall derivatives portfolio. The losses were due to an overall global tightening of credit spreads. These losses were offset by $236 million in gains resulting from a decrease in the MTM value of the CVA, also the result of spread tightening.

In the first half of 2004, Trading revenue from portfolio management activities resulted in $42 million of gains. These gains included $57 million related to the change in MTM value of the CVA, partially offset by $15 million of net losses related to credit derivatives used to manage the Firm’s credit exposure.

The first half of 2003 included $146 million of losses in Trading revenue from portfolio management activities. The losses consisted of $465 million related to credit derivatives used to manage the Firm’s credit exposure; of this amount $238 million was associated with credit derivatives used to manage the risk of accrual lending activities, and the remaining was associated with credit derivatives used to manage the overall derivatives portfolio. The losses were due to overall global tightening of credit spreads. These losses were offset by $319 million of gains resulting from a decrease in the MTM value of the CVA, also the result of spread tightening.

Dealer client activity
As of June 30, 2004, the total notional amounts of protection purchased and sold by the dealer business were $345 billion and $362 billion, respectively. The mismatch between these notional amounts is attributable to the Firm selling protection on large, diversified, predominantly investment-grade portfolios (including the most senior tranches) and then hedging these positions by buying protection on the more subordinated tranches of the same portfolios. In addition, the Firm may use securities to hedge certain derivative positions. Consequently, while there could be a mismatch in notional amounts of credit derivatives, in the Firm’s view, the risk positions are largely matched.

Lending-related commitments
The contractual amount of commercial lending-related commitments was $216 billion at June 30, 2004, and December 31, 2003. In the Firm’s view, the total contractual amount of these instruments is not representative of the Firm’s actual credit risk exposure or funding requirements. In determining the amount of credit risk exposure the Firm has to commercial lending-related commitments, which is used as the basis for allocating credit risk capital to these instruments, the Firm has established a “loan equivalent” amount for each commitment; this represents the portion of the unused commitment or other contingent exposure that is likely, based on average portfolio historical experience, to become outstanding in the event of a default by an obligor.

The following table reconciles the reported contractual amounts of the Firm’s lending-related commitments on a U.S. GAAP basis with the Firm’s Economic credit exposure, a non-GAAP financial measure, as of the dates indicated:

Reconciliation of Commercial Lending-Related Commitments to Economic Credit Exposure

(in billions)	June 30, 2004	December 31, 2003
Commercial lending-related commitments:
Reported amount	$216	$216
Loan equivalent (“LEQ”) adjustment(a)	(109)	(109)

Economic credit exposure	$107	$107

(a)	For a discussion of LEQ, see page 53 of JPMorgan Chase’s 2003 Annual Report.

Part I
Item 2 (continued)

CONSUMER CREDIT PORTFOLIO

JPMorgan Chase’s consumer portfolio consists primarily of 1–4 family residential mortgages, credit cards and automobile loans and leases. The consumer portfolio is predominantly U.S.-based. The Firm’s managed consumer portfolio totaled $375 billion at June 30, 2004, an increase of 8% from December 31, 2003. Consumer lending-related commitments increased by 10% to $195 billion at June 30, 2004. The following table presents a summary of consumer credit exposure on a managed basis:

Consumer portfolio
(in millions)	June 30, 2004	December 31, 2003

U.S. consumer:
1–4 family residential mortgages – first liens	$59,188	$54,460
Home equity	25,146	19,252

Total 1–4 family residential mortgages	84,334	73,712
Credit card – reported	16,462	16,793
Automobile	39,456	38,695
Other consumer(a)	6,447	7,221

Total consumer loans-reported	146,699	136,421
Credit card securitizations(b)	34,138	34,856

Total consumer loans – managed	180,837	171,277

Consumer lending-related commitments:
1–4 family residential mortgages	38,112	28,846
Credit cards	149,259	141,143
Automobile	2,603	2,603
Other consumer	4,549	4,331

Total lending-related commitments	194,523	176,923

Total consumer credit portfolio	$375,360	$348,200

(a)	Consists of manufactured housing loans, installment loans (direct and indirect types of consumer finance), student loans, unsecured revolving lines of credit and non-U.S. consumer loans.
(b)	Represents the portion of JPMorgan Chase’s credit card receivables that have been securitized.

The following discussion relates to the specific loan and lending-related commitment categories within the consumer portfolio:

Residential Mortgages: Residential mortgage loans are primarily secured by first mortgages and were $84.3 billion at June 30, 2004, a $10.6 billion increase from year-end 2003. While lower than their peak levels in 2003, growth remains strong, especially in home equity originations. At June 30, 2004, the Firm had $4.8 billion of sub-prime residential mortgage loans, of which $2.3 billion were held for sale. At December 31, 2003, sub-prime residential mortgage loans outstanding were $1.9 billion, of which $1.4 billion were held for sale. Lending-related commitments on 1–4 family residential mortgages increased by $9 billion, or 32%, due to new business.

Credit Cards: JPMorgan Chase analyzes its credit card portfolio on a managed basis, which includes credit card receivables on the Consolidated balance sheet and those that have been securitized. Managed credit card receivables were $50.6 billion at June 30, 2004, a decrease of 2% compared with year-end 2003. The lower amount of receivables as of June 30, 2004 primarily reflects seasonal factors as well as a higher payment rate. Lending-related commitments on credit cards increased by $8 billion, or 6%, due to new business.

Automobile: Automobile loans and leases increased by $761 million at June 30, 2004, when compared with year-end 2003. This modest increase during the first half of 2004 was driven by a highly competitive environment which resulted in lower originations partially offset by lower securitization activity during the second quarter of 2004.

Other Consumer: Other consumer loans decreased by 11% compared with year-end levels primarily as a result of reduced originations in manufactured housing.

Part I
Item 2 (continued)

Commercial and consumer nonperforming exposure and net charge-offs

The following table presents a summary of credit-related nonperforming and past due information for the dates indicated:

	Nonperforming		Nonperforming assets		Past due 90 days and
	assets		as a % of total		over and accruing
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
(in millions, except ratios)	2004	2003	2004	2003	2004	2003

Commercial loans:
Loans–U.S.	$774	$1,092	1.62%	2.10%	$7	$41
Loans–Non-U.S.	715	947	2.27	3.05	5	5

Total commercial loans(a)	1,489	2,039	1.88	2.45	12	46

Consumer loans U.S. consumer:
1–4 family residential mortgages – first liens	253	291	0.43	0.53	—	—
Home equity	52	58	0.21	0.30	—	—

Total residential loans	305	349	0.36	0.47	—	—
Credit card – reported	9	11	0.05	0.07	214	248
Automobile	111	119	0.28	0.31	—	—
Other consumer(b)	55	66	0.85	0.91	19	21

Total consumer loans	480	545	0.33	0.40	233	269

Total loans reported(a)	1,969	2,584	0.87	1.18	245	315

Derivative receivables	223	253	0.45	0.30	—	—
Other receivables	108	108	100	100	NA	NA
Assets acquired in loan satisfactions(c)	182	216	NA	NA	NA	NA

Total credit-related assets	2,482	3,161	0.90	1.04	245	315
Credit card securitizations(d)	—	—	—	—	766	879

Total(e)	$2,482	$3,161	0.80%	0.93%	$1,011	$1,194

Purchased held for sale commercial loans(f)	$374	$22	NA	NA	—	—

Credit derivatives hedges notional(g)	$(123)	$(123)	NA	NA	NA	NA

(a)	Excludes purchased HFS commercial loans. See footnote (f) below.
(b)	Consists of manufactured housing loans, installment loans (direct and indirect types of consumer finance), student loans, unsecured revolving lines of credit and non-U.S. consumer loans.
(c)
At June 30, 2004, and December 31, 2003, includes $8 million and $9 million, respectively, of commercial assets acquired in loan satisfactions, and $174 million and $207 million, respectively, of consumer assets acquired in loan satisfactions.

(d)	Represents securitized credit cards. For a further discussion of credit card securitizations, see page 41 of JPMorgan Chase’s 2003 Annual Report.
(e)
At June 30, 2004, and December 31, 2003, excludes $1.8 billion and $2.3 billion, respectively, of residential mortgage receivables in foreclosure status that are insured by government agencies. These amounts are excluded, as reimbursement is proceeding normally.

(f)	Represents distressed commercial loans purchased as part of IB’s proprietary investing activities.
(g)
Represents the notional amount of single-name and portfolio credit derivatives used to manage the credit risk of commercial credit exposure; these derivatives do not qualify for hedge accounting under SFAS 133.

Part I
Item 2 (continued)

The following table presents a summary of credit-related net charge-off information for the dates indicated:

			Average annual				Average annual
	Net charge-offs		net charge-off rate		Net charge-offs		net charge-off rate
	Three months ended		Three months ended		Six months ended		Six months ended
June 30, (in millions, except ratios)	2004	2003	2004	2003	2004	2003	2004	2003

Commercial loans:
Loans–U.S.	$106	$185	0.84%	1.40%	$117	$303	0.47%	1.13%
Loans–Non-U.S.	(34)	72	(0.44)	0.88	57	246	0.37	1.48

Total commercial loans(a)	72	257	0.35	1.20	174	549	0.43	1.26

Consumer loans
U.S. consumer:
1–4 family residential mortgages – first liens	4	5	0.03	0.04	6	10	0.02	0.04
Home equity	2	6	0.03	0.15	5	8	0.05	0.10

Total residential loans	6	11	0.03	0.06	11	18	0.03	0.05
Credit card – reported(b)	247	268	6.03	6.22	504	543	6.17	6.19
Automobile	31	39	0.31	0.41	71	85	0.36	0.47
Other consumer(c)	36	39	2.05	2.15	76	89	2.05	2.35

Total consumer loans	320	357	0.90	1.07	662	735	0.95	1.14

Total loans reported(a)	392	614	0.70	1.12	836	1,284	0.76	1.19
Credit card securitizations(d)	486	480	5.74	5.90	959	937	5.63	5.85

Total	$878	$1,094	1.36%	1.74%	$1,795	$2,221	1.41%	1.79%

(a)	Excludes purchased HFS commercial loans.
(b)
In connection with net charge-offs, during the six months ended June 30, 2004 and 2003, $177 million and $181 million, respectively, of accrued credit card interest and fees were reversed and recorded as a reduction of interest income and fee revenue.

(c)	Consists of manufactured housing loans, installment loans (direct and indirect types of consumer finance), student loans, unsecured revolving lines of credit and non-U.S. consumer loans.
(d)	Represents securitized credit cards. For a further discussion of credit card securitizations, see page 41 of JPMorgan Chase’s 2003 Annual Report.

Total nonperforming assets (excluding purchased held-for-sale commercial loans) were $2.5 billion at June 30, 2004, a decline of $679 million, or 21%, from December 31, 2003. The commercial portfolio declined by $580 million, or 24%, primarily attributed to gross charge-offs of $376 million and customer repayments. Commercial loan net charge-offs for the six months ended June 30, 2004, were $174 million, including $202 million of recoveries, compared with $549 million of net charge-offs for the six months ended June 30, 2003. The net charge-off rate for commercial loans was 0.35% for the second quarter of 2004, an improvement from 1.20% for the second quarter of 2003 and 0.50% for the first quarter of 2004. Commercial net charge-offs are expected to decline in the second half of 2004, but at a slower pace than the decline experienced in the first half of 2004.

The consumer portfolio also experienced improvement and contributed to the decrease in nonperforming assets with a decline of $65 million, or 12%, to $480 million as of June 30, 2004. Across all consumer products, net charge-off rates for the second quarter of 2004 and the first half of 2004 improved compared with the same periods in the prior year. The improvement was due to a combination of lower levels of net charge-offs and higher average balances. Management expects consumer net charge-off rates to remain stable for the remainder of the year.

Part I
Item 2 (continued)

Summary of changes in the allowance for credit losses

	2004				2003
(in millions)	Commercial	Consumer	Residual	Total	Commercial		Consumer		Residual	Total

Loans:
Beginning balance at January 1	$1,371	$2,257	$895	$4,523	$2,216		$2,360		$774	$5,350
Net charge-offs	(174)	(662)	—	(836)	(549)		(735)		—	(1,284)
Provision for loan losses	(194)	585	(109)	282	252		740		165	1,157
Other	(2)	—	—	(2)	—		(139	)(c)	3	(136)

Ending balance at June 30	$1,001 (a)	$2,180	$786	$3,967	$1,919	(a)	$2,226		$942	$5,087

Lending-related commitments:
Beginning balance at January 1	$277	$—	$47	$324	$324		—		$39	$363
Provision for lending- related commitments	(64)	—	—	(64)	13		—		8	21

Ending balance at June 30	$213 (b)	$—	$47	$260	$337	(b)	—		$47	$384

(a)
Includes $549 million and $452 million of commercial specific and commercial expected loss components, respectively, at June 30, 2004. Includes $1.4 billion and $548 million of commercial specific and commercial expected loss components, respectively, at June 30, 2003.

(b)
Includes $114 million and $99 million of commercial specific and commercial expected loss components, respectively, at June 30, 2004. Includes $252 million and $85 million of commercial specific and commercial expected loss components, respectively, at June 30, 2003.

(c)	Primarily represents the transfer of the allowance for accrued fees on securitized credit card loans.

Credit costs
For the three months
ended June 30,	2004				2003
(in millions)	Commercial	Consumer	Residual	Total	Commercial	Consumer	Residual	Total

Provision for loan losses	$(53)	$323	$(30)	$240	$58	$329	$100	$487
Provision for lending- related commitments	(37)	—	—	(37)	(52)	—	—	(52)

Provision for credit losses	(90)	323	(30)	203	6	329	100	435
Securitized credit losses	—	486	—	486	—	480	—	480

Total managed credit costs	$(90)	$809	$(30)	$689	$6	$809	$100	$915

Credit costs
For the six months
ended June 30,	2004				2003
(in millions)	Commercial	Consumer	Residual	Total	Commercial	Consumer	Residual	Total

Provision for loan losses	$(194)	$585	$(109)	$282	$252	$740	$165	$1,157
Provision for lending- related commitments	(64)	—	—	(64)	13	—	8	21

Provision for credit losses	(258)	585	(109)	218	265	740	173	1,178
Securitized credit losses	—	959	—	959	—	937	—	937

Total managed credit costs	$(258)	$1,544	$(109)	$1,177	$265	$1,677	$173	$2,115

Overall: The allowance for credit losses decreased from December 31, 2003, to June 30, 2004, reflecting declines across all components of the allowance.

Loans: JPMorgan Chase’s allowance for loan losses is intended to cover probable credit losses as of June 30, 2004, for which either the asset is not specifically identified or the size of the loss has not been fully determined. The allowance has both specific and expected loss components and a residual component. As of June 30, 2004, management deemed the allowance to be adequate (i.e.,

Part I
Item 2 (continued)

sufficient to absorb losses that currently may exist but are not yet identifiable). The allowance for loan losses declined by $556 million from year-end 2003 and $1.1 billion from June 30, 2003.

The commercial specific loss component of the allowance was $549 million at June 30, 2004, a decrease of $368 million, or 40%, from year-end 2003. The decrease was primarily attributable to overall improvement in the credit quality of the criticized portion of the portfolio, and gross charge-offs taken.

The commercial expected loss component of the allowance was $452 million at June 30, 2004, nearly unchanged from year-end 2003.

The consumer expected loss component of the allowance was $2.2 billion at June 30, 2004, a decline of $77 million, or 3%, from year-end 2003. The decrease was primarily attributable to reduced credit card balances in the first quarter of 2004, which had experienced seasonal highs at year-end 2003, as well as lower manufactured housing net charge-off rates.

The residual component of the allowance was $786 million at June 30, 2004, a decrease of $109 million from year-end 2003. The reduction was a result of complying with the Firm’s policy of maintaining the residual component within a target range of 10% to 20% of the total allowance, including the residual component. At June 30, 2004, the residual component represented approximately 20% of the total allowance for loan losses. The formula-based commercial specific and expected components do not consider uncertainties in the economic environment or the impact of concentrations in the commercial loan portfolio. These uncertainties are addressed by the residual component of the allowance, which incorporates management’s judgment.

Lending-related commitments: To provide for the risk of loss inherent in the Firm’s process of extending credit, management also computes specific and expected loss components, as well as a residual component, for commercial lending–related commitments. These are computed using a methodology similar to that used for the commercial loan portfolio, modified for expected maturities and probabilities of drawdown. This allowance, which is reported in Other liabilities, was $260 million, $324 million and $384 million at June 30, 2004, December 31, 2003, and June 30, 2003, respectively. The allowance for lending-related commitments decreased by $64 million during the six months ended June 30, 2004, due to improvement in the credit quality of the portfolio.

Credit costs
Credit costs were $689 million for the 2004 second quarter, down $226 million from the 2003 second quarter but up $201 million from the 2004 first quarter, and was $1.2 billion for the first six months of 2004, a decline of $938 million, or 44%, from the comparable period last year. The declines from last year reflected the significant improvement in the overall credit quality of the commercial loan portfolio. The increase from the preceding quarter was due to the reduced level of benefits resulting from the decrease in the allowance for loan losses.

MARKET RISK MANAGEMENT

Risk management process
For a discussion of the Firm’s market risk management organization, see pages 66–67 of JPMorgan Chase’s 2003 Annual Report.

Value-at-Risk
JPMorgan Chase’s statistical risk measure, VAR, gauges the potential loss from adverse market moves in an ordinary market environment and provides a consistent cross-business measure of risk profiles and levels of risk diversification. Each business day, the Firm undertakes a comprehensive VAR calculation that includes both trading and nontrading activities, including the private equity business. The Firm calculates VAR using a one-day time horizon and a 99% confidence level. This means the Firm would expect to incur losses greater than that predicted by VAR estimates only once every 100 trading days, or about 2.5 times a year. For the six months ended June 30, 2004, there were no days on which actual Firmwide market risk–related losses exceeded corporate VAR. For a further discussion of the Firm’s VAR methodology, see pages 67–68 of JPMorgan Chase’s 2003 Annual Report.

The table below shows trading VAR by risk type. Details of the VAR exposures are discussed in the Trading Risk section below.

Trading VAR by risk type

	Six months ended June 30, 2004						Six months ended June 30, 2003(d)
	Average	Minimum		Maximum		At	Average	Minimum		Maximum		At
(in millions)	VAR	VAR		VAR		June 30, 2004	VAR	VAR		VAR		June 30, 2003(d)

By risk type:
Interest rate	$86.9	$58.8		$131.2		$122.4	$57.1	$43.1		$74.0		$58.1
Foreign exchange	19.2	10.5		32.8		17.9	16.2	11.0		30.2		16.9
Equities	34.5	24.9		57.8		25.0	10.1	6.7		17.0		8.2
Commodities	2.6	1.3		6.5		4.2	2.7	1.7		4.9		3.1
Hedge fund investment(a)	5.5	4.9		5.8		4.9	4.0	3.2		5.3		5.3
Less: portfolio diversification	(45.4)	NM	(c)	NM	(c)	(51.4)	(34.2)	NM	(c)	NM	(c)	(31.6)

Total Trading VAR(b)	$103.3	$70.7		$138.0		$123.0	$55.9	$43.2		$71.0		$60.0

Part I
Item 2 (continued)

(a)
Represents investment in numerous hedge funds that are diversified by strategic goal, investment strategy, industry concentration, portfolio size and management style. These are passive, long-term investments made by JPMorgan Chase, generally as a limited partner, and are marked to market. Individual hedge funds may have exposure to interest rate, foreign exchange, equity and commodity risk within their portfolio risk structures.

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

(d)	Amounts have been revised to reflect the reclassification of certain mortgage banking positions from the trading portfolio to the nontrading portfolio.

Trading risk
The largest contributor to trading VAR in the first half of 2004 was interest rate risk, which includes credit spread risk. Before portfolio diversification, interest rate risk accounted for roughly 58% of the average Trading Portfolio VAR. The diversification effect, which on average reduced the daily average Trading Portfolio VAR by $45.4 million in the first six months of 2004, reflects the fact that the largest losses for different positions and risks do not typically occur at the same time. The risk of a portfolio of positions is therefore usually less than the sum of the risks of the positions themselves. The degree of diversification is determined both by the extent to which different market variables tend to move together, and by the extent to which different businesses have similar positions.

Average trading VAR rose to $103.3 million from $55.9 million in the first six months of 2003. First half 2004 period-end VAR also increased over the same 2003 period, to $123 million from $60 million. In both cases, the increase was driven by a rise in interest rate and equity VAR, primarily due to a shift in risk positions, greater interest rate market volatility and higher correlation between lines of business.

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

The Firm’s definition of market risk–related revenue is consistent with the Federal Reserve Board’s implementation of the Basel Committee’s market risk capital rules. The histogram below illustrates the Firm’s daily market risk–related revenue for trading businesses for the first six months of 2004. The chart shows that the Firm posted positive daily market risk–related revenue on 117 out of 129 days in the first half of 2004, with eight days exceeding $100 million. The inset graph looks at those days on which the Firm experienced trading losses and depicts the amount by which the VAR exceeded the actual loss on each of those days. Losses were sustained on 12 days, with no loss greater than $45 million; all of the losses were less than the losses predicted by the VAR measure.

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

The following table represents the worst-case potential economic-value stress-test loss (pre-tax) in the Firm’s trading portfolio as predicted by stress-test scenarios:

Trading economic value stress-test loss results – pre-tax

For the six months
ended	June 30, 2004				June 30, 2003(a)
				At				At
(in millions)	Avg.	Min.	Max.	June 10, 2004	Avg.	Min.	Max.	June 12, 2003(a)

Stress-test loss – pre-tax	$(591)	$(214)	$(1,158)	$(398)	$(440)	$(255)	$(816)	$(322)

(a)	Amounts have been revised to reflect the reclassification of certain mortgage banking positions from the trading portfolio to the nontrading portfolio.

The worst-case results of the three corporate-wide stress tests are shown above. These scenarios are based on historical events and incorporate economic relationships among market prices. The June 10, 2004, and first-half 2004 maximum and minimum results are from the “Equity Market Collapse” stress scenario, which is broadly modeled on the events of October 1987. Under this scenario, there is a significant equity sell-off along with a decline in credit prices, and interest rates rally in major currencies. Results from the June 10, 2004, stress tests reflect equity options and long credit spread positions held by the Firm on that date, which led to losses under the “Equity Market Collapse” stress scenario.

For a further discussion of the Firm’s stress testing methodology, see pages 68–69 of the 2003 Annual Report.

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

The following table shows the change in the Firm’s NII over the next 12 months that would result from uniform increases or decreases of 100 basis points in all interest rates. At June 30, 2004, JPMorgan Chase’s largest potential NII stress-test loss was estimated at $(163) million, primarily the result of increased funding costs associated with a +100 basis points parallel change. JPMorgan Chase’s NII stress-test gain of $148 million for a -100 basis-points parallel change is primarily the result of decreased funding costs.

Nontrading NII stress-test loss results – pre-tax

June 30, (in millions)	2004	2003

+ 100bp parallel change	$(163)	$(122)
- 100bp parallel change	148	17

However, JPMorgan Chase believes that the standard +100/-100 basis-point parallel change stress-test scenarios do not adequately reflect the actual complexity of markets. To that end, the Firm also applies several additional scenarios to test how NII would change in response to unlikely but plausible events in abnormal markets. The worse-case stress-test loss scenario simulates the yield curve and spread changes that occur under the “Credit Crunch” scenario, where yield curves flatten, credit spreads widen sharply and equities generally decline. This scenario indicates that the Firm’s U.S. dollar NII stress-test loss would be approximately $102 million.

Other statistical and nonstatistical risk measures
For a discussion of the Firm’s other risk measures, see page 69 of JPMorgan Chase’s 2003 Annual Report.

Capital allocation for market risk
For a discussion of the Firm’s capital allocation for market risk, see page 71 of JPMorgan Chase’s 2003 Annual Report.

Risk monitoring and control
For a discussion of the Firm’s risk monitoring and control process, including limits, qualitative risk assessments, model review, and policies and procedures, see pages 71–72 of JPMorgan Chase’s 2003 Annual Report.

Part I
Item 2 (continued}

OPERATIONAL RISK MANAGEMENT

For a discussion of JPMorgan Chase’s operational risk management, refer to pages 72–74 of JPMorgan Chase’s 2003 Annual Report.

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

SUPERVISION AND REGULATION

The following discussion should be read in conjunction with the Supervision and Regulation section on pages 1–5 of JPMorgan Chase’s 2003 Form 10-K.

Dividends
JPMorgan Chase’s bank subsidiaries could pay dividends to their respective bank holding companies, without the approval of their relevant banking regulators, in amounts up to the limitations imposed upon such banks by regulatory restrictions. These limitations, in the aggregate, totaled approximately $5.1 billion at June 30, 2004.

CRITICAL ACCOUNTING ESTIMATES USED BY THE FIRM

The Firm’s accounting policies and use of estimates are integral to understanding the reported results. The Firm’s most complex accounting estimates require management’s judgment to ascertain the valuation of assets and liabilities. The Firm has established detailed policies and control procedures intended to ensure that valuation methods, including any judgments made as part of such methods, are well controlled, independently reviewed and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The Firm believes its estimates for determining the valuation of its assets and liabilities are appropriate. For a further description of the Firm’s critical accounting estimates involving significant management valuation judgments, see pages 74–77 and the Notes to Consolidated Financial Statements in JPMorgan Chase’s 2003 Annual Report.

Allowance for Credit Losses
The Firm’s allowance for loan losses is sensitive to the risk rating assigned to a loan. Assuming, for all commercial loans, a one-notch downgrade in the Firm’s internal risk ratings, the allowance for loan losses for commercial loans would increase by approximately $380 million at June 30, 2004. Furthermore, assuming a 10% increase in the loss severity on all downgraded noncriticized loans, the allowance for commercial loans would increase by approximately $60 million at June 30, 2004. These sensitivity analyses are hypothetical and should be used with caution. The purpose of these analyses is to provide an indication of the impact risk ratings and loss severity have on the estimate of the allowance for loan losses for commercial loans. It is not intended to imply management’s expectation of future deterioration in risk ratings or changes in loss severity. Given the process the Firm follows in determining risk ratings of its loans and assessing loss severity, management believes the risk ratings and loss severity currently assigned to commercial loans are appropriate. Furthermore, the likelihood of a one-notch downgrade for all commercial loans within a short time frame is remote.

Trading and Available-for-Sale Portfolios
The following table summarizes the Firm’s trading and available-for-sale portfolios by valuation methodology at June 30, 2004:

	Trading Assets		Trading Liabilities
	Securities purchased(a)	Derivatives(b)	Securities sold(a)	Derivatives(b)	AFS Securities

Fair value based on:
Quoted market prices	90%	3%	93%	2%	95%
Internal models with significant observable market parameters	9	96	6	97	2
Internal models with significant unobservable market parameters	1	1	1	1	3

Total	100%	100%	100%	100%	100%

Part I
Item 2 (continued)

(a)	Reflected as debt and equity instruments in Note 3 of this Form 10-Q.
(b)
Based on gross mark-to-market valuations of the Firm’s derivatives portfolio prior to netting positions pursuant to FIN 39, as cross-product netting is not relevant to an analysis based upon valuation methodologies.

MSRs and certain other retained interests
For a discussion of the most significant assumptions used to value these retained interests, as well as the applicable stress tests for those assumptions, see Notes 13 and 16 on pages 100–103 and 107–109, respectively, of JPMorgan Chase’s 2003 Annual Report.

ACCOUNTING AND REPORTING DEVELOPMENTS

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

Accounting for interest rate lock commitments (“IRLCs”)
IRLCs associated with mortgages to be held for sale represent commitments to extend credit at specified interest rates. On March 9, 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105 – Application of Accounting Principles to Loan Commitments (“SAB 105”), which summarizes the views of the SEC staff regarding the application of U.S. GAAP to loan commitments accounted for as derivative instruments. SAB 105 states that the value of the servicing asset should not be included in the estimate of fair value of IRLCs. SAB 105 is applicable for all IRLCs accounted for as derivatives and entered into on or after April 1, 2004.

Prior to April 1, 2004, JPMorgan Chase recorded IRLCs at estimated fair value. The fair value of IRLCs included an estimate of the value of the loan servicing right inherent in the underlying loan, net of the estimated costs to close the loan. Effective April 1, 2004, and as a result of SAB 105, the Firm no longer assigns fair value to IRLCs on the date they are entered into, with any initial gain only being recognized upon the sale of the resultant loan. Also in connection with SAB 105, the Firm records any changes in the value of the IRLCs, excluding the servicing asset component, due to changes in interest rates after they are locked. Adopting SAB 105 did not have a material impact on the Firm’s second quarter 2004 Consolidated financial statements.

Accounting for Postretirement Health Care Plans which Provide Prescription Drug Benefits
In May 2004, the FASB issued FSP No. FAS106-2, which provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”); the Act was signed into law on December 8, 2003. Under the Act, a subsidy is available to sponsors of postretirement health care plans whose benefits are actuarially equivalent to Medicare Part D. The Firm is currently reviewing the Act and the potential impact on its U.S. postretirement medical plan.

Part I
Item 2 (continued)

JPMORGAN CHASE & CO.
FINANCIAL HIGHLIGHTS
(in millions, except per share data, ratios and employees)

				Second quarter change				Six months ended June 30

Selected income statement data	2Q 2004	1Q 2004	2Q 2003	1Q 2004		2Q 2003		2004	2003	Change

Revenue	$8,599	$8,977	$9,034	(4)%		(5)%		$17,576	$17,440	1%
Provision for credit losses	203	15	435	NM		(53)		218	1,178	(81)
Noninterest expense	9,471	6,059	5,832	56		62		15,530	11,373	37
Income tax expense (benefit)	(527)	973	940	NM		NM		446	1,662	(73)
Net income (loss)	$(548)	$1,930	$1,827	NM		NM		$1,382	$3,227	(57)
Per common share:
Net income (loss) per share
Basic	$(0.27)	$0.94	$0.90	NM		NM		$0.67	$1.60	(58)
Diluted	(0.27)	0.92	0.89	NM		NM		0.65	1.57	(59)
Cash dividends declared	0.34	0.34	0.34	—		—		0.68	0.68	—
Book value at period end	21.52	22.62	21.53	(5)		—
Average common shares outstanding:
Basic	2,042.8	2,032.3	2,005.6	1		2		2,037.6	2,002.8	2
Diluted	2,042.8	2,092.7	2,050.6	(2)		—		2,096.3	2,036.3	3
Common shares at period-end	2,087.5	2,081.7	2,035.1	—		3
Financial ratios
Return on average assets(a)	NM	1.01%	0.96%	NM		NM		0.35%	0.84%	(49	)bp
Return on average common equity(a)	NM	17	17	NM		NM		6	15	(900)
Common dividend payout ratio	NM	38	40	NM		NM		106	44	6,200
Effective income tax rate	49%	34	34	1,500	bp	1,500	bp	24	34	(1,000)
Overhead ratio	110	67	65	4,300		4,500		88	65	2,300
Capital ratios
Tier 1 capital ratio	8.2%	8.4%	8.4%	(20	)bp	(20	)bp
Total capital ratio	11.2	11.4	12.0	(20)		(80)
Tier 1 leverage ratio	5.5	5.9	5.5	(40)		—
Selected balance sheet items:
Net loans	$221,971	$213,510	$222,307	4%		—%
Total assets	817,763	801,078	802,603	2		2
Deposits	346,539	336,886	318,248	3		9
Long-term debt(b)	59,615	56,794	49,918	5		19
Common stockholders’ equity	44,932	47,092	43,812	(5)		3
Total stockholders’ equity	45,941	48,101	44,821	(4)		2
Full-time equivalent employees	91,008	93,285	92,256	(2)		(1)
Share price:(c)
High	$42.57	$43.84	$36.52	(3)%		17%
Low	34.62	36.30	23.75	(5)		46
Close	38.77	41.95	34.18	(8)		13

(a)	Based on annualized amounts.
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

Part I
Item 2 (continued)

JPMORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEET, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

	Second Quarter 2004			Second Quarter 2003
	Average		Rate	Average		Rate
	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)
ASSETS
Deposits with Banks	$26,905	$113	1.68%	$7,061	$42	2.39%
Federal Funds Sold and Securities Purchased under Resale Agreements	87,080	314	1.45	76,690	353	1.85
Securities Borrowed	54,233	89	0.66	42,160	79	0.75
Trading Assets — Debt and Equity Instruments	153,547	1,668	4.37	138,503	1,607	4.65
Securities: Available-for-sale	63,974	728	4.58 (a)	86,518	995	4.61 (a)
Held-to-maturity	175	3	6.86	312	5	6.31
Loans	225,344	2,555	4.56	219,950	2,807	5.12

Total Interest-Earning Assets	611,258	5,470	3.60	571,194	5,888	4.13
Allowance for Loan Losses	(4,130)			(5,327)
Cash and Due from Banks	19,374			18,798
Trading Assets – Derivative Receivables	53,242			94,896
Other Assets	123,126			85,094

Total Assets	$802,870			$764,655

LIABILITIES
Interest-Bearing Deposits	$254,034	$808	1.28%	$225,950	$950	1.69%
Federal Funds Purchased and Securities Sold under Repurchase Agreements	155,335	448	1.16	164,386	579	1.41
Commercial Paper	14,283	35	0.98	12,929	39	1.22
Other Borrowings(b)	80,364	895	4.47	63,524	854	5.39
Beneficial interests issued by consolidated VIEs(c)	7,433	38	2.04	NA	NA	NA
Long-Term Debt	57,019	404	2.85	49,219	386	3.14

Total Interest-Bearing Liabilities	568,468	2,628	1.86	516,008	2,808	2.18

Noninterest-Bearing Deposits	83,022			76,644
Trading Liabilities – Derivative Payables	44,476			73,112
All Other Liabilities, Including the Allowance for Lending-related Commitments	59,031			55,123

Total Liabilities	754,997			720,887

STOCKHOLDERS’ EQUITY
Preferred Stock	1,009			1,009
Common Stockholders’ Equity	46,864			42,759

Total Stockholders’ Equity	47,873			43,768

Total Liabilities and Stockholders’ Equity	$802,870			$764,655

INTEREST RATE SPREAD			1.74%			1.95%

NET INTEREST INCOME AND NET YIELD ON INTEREST-EARNING ASSETS		$2,842	1.87%		$3,080	2.16%

(a)	For the three months ended June 30, 2004, and June 30, 2003, the annualized rate for available-for-sale securities based on amortized cost was 4.49% and 4.69%, respectively.
(b)	Includes securities sold but not yet purchased.
(c)	Not applicable for periods prior to the Firm’s adoption of FIN 46 on July 1, 2003.

Part I
Item 2 (continued)

JPMORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEET, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

	Six months 2004			Six months 2003
	Average		Rate	Average		Rate
	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)
ASSETS
Deposits with Banks	$24,220	$200	1.66%	$8,521	$105	2.50%
Federal Funds Sold and Securities Purchased under Resale Agreements	84,818	621	1.47	82,143	827	2.03
Securities Borrowed	51,421	183	0.72	40,417	176	0.88
Trading Assets — Debt and Equity Instruments	159,968	3,468	4.36	150,064	3,457	4.65
Securities: Available-for-sale	63,849	1,395	4.39 (a)	85,198	1,950	4.62 (a)
Held-to-maturity	221	6	5.39	351	13	7.68
Loans	221,411	5,088	4.62	217,927	5,642	5.22

Total Interest-Earning Assets	605,908	10,961	3.64	584,621	12,170	4.20
Allowance for Loan Losses	(4,308)			(5,412)
Cash and Due from Banks	19,814			17,764
Trading Assets – Derivative Receivables	56,099			90,695
Other Assets	109,581			83,741

Total Assets	$787,094			$771,409

LIABILITIES
Interest-Bearing Deposits	$246,120	$1,622	1.33%	$225,671	$2,018	1.80%
Federal Funds Purchased and Securities Sold under Repurchase Agreements	150,354	896	1.20	177,701	1,305	1.48
Commercial Paper	13,718	66	0.97	13,588	85	1.26
Other Borrowings(b)	80,375	1,808	4.52	65,974	1,696	5.18
Beneficial interests issued by consolidated VIEs(c)	8,598	77	1.79	NA	NA	NA
Long-Term Debt	55,297	807	2.94	47,619	752	3.18

Total Interest-Bearing Liabilities	554,462	5,276	1.91	530,553	5,856	2.23

Noninterest-Bearing Deposits	79,585			75,501
Trading Liabilities – Derivative Payables	48,849			70,150
All Other Liabilities, Including the Allowance for Lending-related Commitments	56,848			51,885

Total Liabilities	739,744			728,089

STOCKHOLDERS’ EQUITY
Preferred Stock	1,009			1,009
Common Stockholders’ Equity	46,341			42,311

Total Stockholders’ Equity	47,350			43,320

Total Liabilities and Stockholders’ Equity	$787,094			$771,409

INTEREST RATE SPREAD			1.73%			1.97%

NET INTEREST INCOME AND NET YIELD ON INTEREST-EARNING ASSETS		$5,685	1.89%		$6,314	2.18%

(a)	For the six months ended June 30, 2004, and June 30, 2003, the annualized rate for available-for-sale securities based on amortized cost was 4.36% and 4.69%, respectively.
(b)	Includes securities sold but not yet purchased.
(c)	Not applicable for periods prior to the Firm’s adoption of FIN 46 on July 1, 2003.

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

Credit derivatives: Contractual agreements that provide protection against a credit event of one or more referenced credits. The nature of a credit event is established by the protection buyer and protection seller at the inception of a transaction, and such events include bankruptcy, insolvency and failure to meet payment obligations when due. The buyer of the credit derivative pays a periodic fee in return for a payment by the protection seller upon the occurrence, if any, of a credit event.

Credit risk: Risk of loss from obligor or counterparty default.

Criticized: An indication of credit quality based on JPMorgan Chase’s internal risk assessment system. “Criticized” assets generally represent a risk profile similar to a rating of a CCC+/Caa1 and lower, as defined by the independent rating agencies.

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

FIN 46: FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.”

Foreign exchange contracts: Contracts that provide for the future receipt and delivery of foreign currency at previously agreed-upon terms.

FSP No. FAS 106-2: “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”

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

Part I
Item 2 (continued)

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

NM: Not meaningful.

Operating (Managed) Basis or Operating Earnings: In addition to analyzing the Firm’s results on a reported basis, management looks at results on an “operating basis,” which is a non-GAAP financial measure. The definition of operating basis starts with the reported U.S. GAAP results. In the case of the Investment Bank, the operating basis includes the reclassification of net interest income related to trading activities to Trading revenue. In the case of Chase Financial Services and Chase Cardmember Services, “operating” or “managed” basis excludes the impact of credit card securitizations on revenue, the provision for credit losses, net charge-offs and receivables. Operating basis excludes the Litigation reserve and Merger costs, as management believes these items are not part of the Firm’s normal daily business operations and, therefore, not indicative of trends, and also do not provide meaningful comparisons with other periods.

Operational risk: The risk of loss resulting from inadequate or failed processes or systems, human factors or external events.

Other Consumer Loans: Consists of manufactured housing loans, installment loans (direct and indirect types of consumer finance), student loans, unsecured revolving lines of credit and non-U.S. consumer loans.

Overhead ratio: Noninterest expense as a percentage of revenue before the provision for credit losses. Changes in a line of business’s revenue and noninterest expense from period to period will result in changes to its overhead ratio.

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

Part I
Item 2 (continued)

IMPORTANT FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. These uncertainties include: the risk that, following the merger, the businesses will not be integrated successfully; the risk that the cost savings and any revenue synergies from the merger may not be fully realized or may take longer to realize than expected; the risk that excess capital is not generated from the merger as anticipated or not utilized in an accretive manner; the risk that disruption from the merger may make it more difficult to maintain relationships with clients, employees or suppliers; the risk of adverse movements or volatility in the debt and equity securities markets or in interest or foreign exchange rates or indices; the risk of adverse impacts from an economic downturn; the risk of a downturn in domestic or foreign securities and in trading conditions or markets; the risks involved in deal completion, including an adverse development affecting a customer or the inability by a customer to receive a regulatory approval; the risks associated with increased competition; the risks associated with unfavorable political and diplomatic developments; the risks associated with adverse changes in domestic or foreign governmental or regulatory policies, including adverse interpretations of regulatory guidelines; the risk that material litigation or investigations will be determined adversely to the Firm; the risk that a downgrade in the Firm’s credit ratings will adversely affect the Firm’s businesses or investor sentiment; the risk that management’s assumptions and estimates used in applying the Firm’s critical accounting policies prove unreliable, inaccurate or not predictive of actual results; the risk that the Firm’s business continuity plans or data security systems prove not to be sufficiently adequate; the risk that external vendors are unable to fulfill their contractual obligations to the Firm; the risk that the credit, market, liquidity, private equity and operational risks associated with the various businesses of JPMorgan Chase are not successfully managed; or other factors affecting operational plans. Additional factors that could cause results to differ materially from those described in the forward-looking statements can be found in the JPMorgan Chase Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and the Annual Report on Form 10-K for the year-ended December 31, 2003, filed with the Securities and Exchange Commission and available at the Securities and Exchange Commission’s internet site (http://www.sec.gov).

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

Item 3 Quantitative and Qualitative Disclosures about Market Risk

For a discussion of the quantitative and qualitative disclosures about market risk, see the Market Risk Management section of the MD&A on pages 70–72 of this Form 10-Q.

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

Part II
Item 1

Part II – OTHER INFORMATION

Item 1 Legal Proceedings

Enron litigation. JPMorgan Chase is involved in a number of lawsuits and investigations arising out of its banking relationships with Enron Corp. and its subsidiaries (“Enron”). Pending in London is a lawsuit by the Firm against Westdeutsche Landesbank Girozentrale (“WLB”) seeking to compel payment of $165 million under an Enron-related letter of credit issued by WLB. The trial of that action was conducted in June and July 2004, and on August 3, 2004, the Court issued its decision in favor of JPMorgan Chase and ruled that WLB must pay the letter of credit in full.

Actions involving Enron have been initiated by parties against JPMorgan Chase, its directors and certain of its officers. These lawsuits include a series of purported class actions brought on behalf of shareholders of Enron, including the lead action captioned Newby v. Enron Corp., and a series of purported class actions brought on behalf of Enron employees who participated in various employee stock ownership plans, including the lead action captioned Tittle v. Enron Corp. The consolidated complaint filed in Newby names as defendants, among others, JPMorgan Chase, several other investment banking firms, a number of law firms, Enron’s former accountants and affiliated entities and individuals, and other individual defendants, including present and former officers and directors of Enron; it purports to allege claims against JPMorgan Chase and the other defendants under federal and state securities laws. The Tittle complaint named as defendants, among others, JPMorgan Chase, several other investment banking firms, a law firm, Enron’s former accountants and affiliated entities and individuals, and other individual defendants, including present and former officers and directors of Enron; it purports to allege claims against JPMorgan Chase and certain other defendants under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and state common law. On December 20, 2002, the Court denied the motion of JPMorgan Chase and other defendants to dismiss the Newby action, and the Newby trial is scheduled to commence in October 2006. On September 30, 2003, Judge Harmon dismissed all claims against JPMorgan Chase in Tittle.

Additional actions include: a purported, consolidated class action lawsuit by JPMorgan Chase stockholders alleging that the Firm issued false and misleading press releases and other public documents relating to Enron in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder; putative class actions on behalf of JPMorgan Chase employees who participated in the Firm’s employee stock ownership plans alleging claims under the Employee Retirement Income Security Act (“ERISA”) for alleged breaches of fiduciary duties and negligence by JPMorgan Chase, its directors and named officers; shareholder derivative actions alleging breaches of fiduciary duties and alleged failures to exercise due care and diligence by the Firm’s directors and named officers in the management of JPMorgan Chase; individual and putative class actions in various courts by Enron investors, creditors and holders of participating interests related to syndicated credit facilities; third-party actions brought by defendants in Enron-related cases, alleging federal and state law claims against JPMorgan Chase and many other defendants; investigations by governmental agencies with which the Firm is cooperating; and an adversary proceeding brought by Enron in bankruptcy court seeking damages for alleged aiding and abetting breaches of fiduciary duty by Enron insiders, return of alleged fraudulent conveyances and preferences, and equitable subordination of JPMorgan Chase’s claims in the Enron bankruptcy.

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

WorldCom litigation. J.P. Morgan Securities Inc. (“JPMSI”) and JPMorgan Chase were named as defendants in more than 50 actions that were filed in U.S. District Courts, in state courts in more than 20 states, and in one arbitral panel beginning in July 2002, arising out of alleged accounting irregularities in the books and records of WorldCom Inc. Plaintiffs in these actions are individual and institutional investors, including state pension funds, who purchased debt securities issued by WorldCom pursuant to public offerings in 1997, 1998, 2000 and 2001. JPMSI acted as an underwriter of the 1998, 2000 and 2001 offerings and was an initial purchaser in the December 2000 private bond offering. In addition to JPMSI, JPMorgan Chase and, in two actions, J.P. Morgan Securities Ltd. (“JPMSL”), in its capacity as one of the underwriters of the international tranche of the 2001 offering, the defendants in various of the actions include other underwriters, certain executives of WorldCom and WorldCom’s auditors. In the actions, plaintiffs allege that defendants knew, or were reckless or negligent in not knowing, that the securities were sold to plaintiffs on the basis of misrepresentations and omissions of material facts concerning the financial condition and business of WorldCom. The complaints against JPMorgan Chase, JPMSI and JPMSL assert claims under federal and state securities laws,

Part II
Item 1 (continued)

under other state statutes and under common-law theories of fraud and negligent misrepresentation. A January 2005 trial date has been set for the class actions pending in the U.S. District Court for the Southern District of New York.

Commercial Financial Services litigation. JPMSI (formerly known as Chase Securities Inc.) has been named as a defendant in several actions that were filed in or transferred to the U.S. District and Bankruptcy Courts for the Northern District of Oklahoma or filed in Oklahoma state court beginning in October 1999, arising from the failure of Commercial Financial Services, Inc. (“CFSI”). Plaintiffs in these actions are institutional investors who purchased approximately $2.0 billion (original face amount) of asset-backed securities issued by CFSI. The securities were backed by charged-off credit card receivables. In addition to JPMSI, the defendants in various of the actions are the founders and key executives of CFSI, as well as its auditors and outside counsel. JPMSI is alleged to have been the investment bankers to CFSI and to have acted as an initial purchaser and placement agent in connection with the issuance of certain of the securities. Plaintiffs allege that defendants knew, or were reckless or negligent in not knowing, that the securities were sold to plaintiffs on the basis of misleading misrepresentations and omissions of material facts. The complaints against JPMSI assert claims under the Securities Exchange Act of 1934, under the Oklahoma Securities Act and under common-law theories of fraud and negligent misrepresentation. In the actions against JPMSI, damages in the amount of approximately $1.6 billion, allegedly suffered as a result of defendants’ misrepresentations and omissions, plus punitive damages and interest, are being claimed. CFSI has commenced an action against JPMSI in Oklahoma state court and has asserted claims against JPMSI for professional negligence and breach of fiduciary duty. CFSI alleges that JPMSI failed to detect and prevent its insolvency. CFSI seeks unspecified damages. CFSI also has commenced, in its bankruptcy case, an adversary proceeding against JPMSI and its credit card affiliate, Chase Manhattan Bank USA, N.A., alleging that certain payments, aggregating $78.4 million, made in connection with CFSI’s purchase or securitization of charged-off credit card receivables were constructive fraudulent conveyances, and it seeks to recover such payments and interest. A trial date on the adversary proceeding has been set for April 2005.

IPO allocation litigation. Beginning in May 2001, JPMorgan Chase and certain of its securities subsidiaries were named, along with numerous other firms in the securities industry, as defendants in a large number of putative class action lawsuits filed in the U.S. District Court for the Southern District of New York. These suits purport to challenge alleged improprieties in the allocation of stock in various public offerings, including some offerings for which a JPMorgan Chase entity served as an underwriter. The suits allege violations of securities and antitrust laws arising from alleged material misstatements and omissions in registration statements and prospectuses for the initial public offerings (“IPOs”) and alleged market manipulation with respect to aftermarket transactions in the offered securities. The securities claims allege, among other things, misrepresentation and market manipulation of the aftermarket trading for these offerings by tying allocations of shares in IPOs to undisclosed excessive commissions paid to JPMorgan Chase and to required aftermarket purchase transactions by customers who received allocations of shares in the respective IPOs, as well as allegations of misleading analyst reports. The antitrust claims allege an illegal conspiracy to require customers, in exchange for IPO allocations, to pay undisclosed and excessive commissions and to make aftermarket purchases of the IPO securities at a price higher than the offering price as a precondition to receiving allocations. On February 13, 2003, the Court denied the motions of JPMorgan Chase and others to dismiss the securities complaints. On November 3, 2003, the Court granted defendants’ motion to dismiss the antitrust claims relating to the IPO allocation practices, and that decision is currently on appeal. A separate antitrust claim alleging that JPMSI and the other underwriters conspired to fix their underwriting fees is in discovery.

JPMorgan Chase also has received various subpoenas and informal requests from governmental and other agencies seeking information relating to IPO allocation practices. On February 20, 2003, JPMSI reached a settlement with the National Association of Securities Dealers (“NASD”), pursuant to which the NASD censured JPMSI and fined it $6 million for activities it found to constitute unlawful profit-sharing by Hambrecht & Quist Group in the period immediately prior to and following its acquisition in 2000. In agreeing to the resolution of the charges, JPMSI neither admitted nor denied the NASD’s contentions. In late September JPMSI and the SEC agreed to resolve matters relating to the SEC’s investigation of JPMSI’s IPO allocation practices during 1999 and 2000. The SEC alleged that JPMSI violated Rule 101 of SEC Regulation M in certain “hot” IPOs by attempting to induce certain customers to place aftermarket orders for IPO shares before the IPO was completed. Also, in the case of one IPO, the SEC alleged that JPMSI violated “just and equitable principles of trade” under NASD Conduct Rule 2110 by persuading at least one customer to accept an allocation of shares in a “cold” IPO in exchange for a promise of an allocation of shares in an upcoming IPO that was expected to be oversubscribed. JPMSI neither admitted nor denied the SEC’s allegations but consented to a judgment (entered October 1, 2003) enjoining JPMSI from future violations of Regulation M and NASD Conduct Rule 2110 and requiring JPMSI to pay a civil penalty of $25 million.

Research analyst conflicts. On December 20, 2002, the Firm reached a settlement agreement in principle with the SEC, the NASD, the New York Stock Exchange (“NYSE”), the New York State Attorney General’s Office and the North American Securities Administrators Association, on behalf of state securities regulators, to resolve their investigations of JPMorgan Chase relating to research analyst independence. Pursuant to the agreement in principle, JPMorgan Chase, without admitting or denying the allegations concerning alleged conflicts, agreed, among other things: (i) to pay $50 million for retrospective relief, (ii) to adopt internal structural and operational reforms that will further augment the steps it has already taken to ensure the integrity of JPMorgan Chase analyst research, (iii) to contribute $25 million spread over five years to provide independent third-party research to clients and (iv) to contribute $5 million towards investor education. Mutually satisfactory settlement documents have been

Part II
Item 1 (continued)

negotiated and approved by the SEC, the NYSE, the NASD and the regulatory authorities in all states. On October 31, 2003, the Court entered final judgment pursuant to the settlement with the SEC.

JPMSI has been named as a co-defendant with nine other broker-dealers in two actions involving allegations similar to those at issue in the regulatory investigations: a putative class action filed in federal court in Colorado, seeking an unspecified amount of money damages for alleged violations of federal securities laws; and an action filed in West Virginia state court by West Virginia’s Attorney General, seeking recovery from the defendants in the aggregate of $5,000 for each of what are alleged to be hundreds of thousands of violations of the state’s consumer protection statute. On August 8, 2003, the plaintiffs in the Colorado action dismissed the complaint without prejudice. A motion to dismiss the West Virginia action is pending. A motion to disqualify private counsel retained by the Attorney General to prosecute that action is pending.

JPMSI was served by the SEC, NASD and NYSE on or about May 30, 2003, with subpoenas or document requests seeking information regarding certain present and former officers and employees in connection with a follow-up to the regulatory investigations, this time focusing on whether particular individuals properly performed supervisory functions regarding domestic equity research. These regulators have also raised issues regarding JPMSI’s document retention procedures and policies. The Firm is cooperating with these investigations, which continue.

National Century Financial Enterprises litigation. JPMorgan Chase, JPMorgan Chase Bank, JPMorgan Partners, Beacon Group, LLC and three current or former Firm employees have been named as defendants in 13 actions filed in or transferred to the United States District Court for the Southern District of Ohio. In seven of these actions Bank One Corporation, Bank One, N.A., and Banc One Capital Markets, Inc. are also named as defendants. These actions arose out of the November 2002 bankruptcy of National Century Financial Enterprises, Inc. and various of its affiliates (“NCFE”). Prior to bankruptcy, NCFE provided financing to various healthcare providers through wholly owned special-purpose vehicles, including NPF VI and NPF XII, which purchased discounted accounts receivable to be paid under third-party insurance programs. NPF VI and NPF XII financed the purchases of such receivables primarily through private placements of notes (“Notes”) to institutional investors and pledged the receivables for, among other things, the repayment of the Notes. JPMorgan Chase Bank is sued in its role as indenture trustee for NPF VI, which issued approximately $1 billion in Notes. Bank One, N.A. is sued in its role as indenture trustee for NPF XII, which issued approximately $2 billion in Notes. The three current or former Firm employees are sued in their roles as former members of NCFE’s board of directors (the “Defendant Employees”). JPMorgan Chase, JPMorgan Partners and Beacon Group, LLC, are claimed to be vicariously liable for the alleged actions of the Defendant Employees. Banc One Capital Markets, Inc. is sued in its role as co-manager for three note offerings made by NPF XII. Other defendants include the founders and key executives of NCFE, its auditors and outside counsel, and rating agencies and placement agents that were involved with the issuance of the Notes. Plaintiffs in these actions include institutional investors who purchased more than $2.7 billion in original face amount of asset-backed securities issued by NCFE. Plaintiffs allege that the trustees violated fiduciary and contractual duties, improperly permitted NCFE and its affiliates to violate the applicable indentures and violated securities laws by (among other things) failing to disclose the true nature of the NCFE arrangements. Plaintiffs further allege that the Defendant Employees controlled the Board and audit committees of the NCFE entities, were fully aware or negligent in not knowing of NCFE’s alleged manipulation of its books and are liable for failing to disclose their purported knowledge of the alleged fraud to the plaintiffs. Plaintiffs also allege that Banc One Capital Markets, Inc. is liable for cooperating in the sale of securities based on false and misleading statements. Motions to dismiss on behalf of the JPMorgan Chase entities, the Bank One entities and the Defendant Employees are currently pending.

In addition to the various cases, proceedings and investigations discussed above, JPMorgan Chase and its subsidiaries are named as defendants in a number of other legal actions and governmental proceedings arising in connection with their respective businesses. Additional actions, investigations or proceedings may be brought from time to time in the future. In view of the inherent difficulty of predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages, or where the cases present novel legal theories, involve a large number of parties, or are in early stages of discovery, the Firm cannot state with confidence what the eventual outcome of these pending matters will be, what the timing of the ultimate resolution of these matters will be or what the eventual loss, fines or penalties related to each pending matter may be. Subject to the foregoing caveat, JPMorgan Chase anticipates, based upon its current knowledge, after consultation with counsel and after taking into account its litigation reserves, that the outcome of the legal actions, proceedings and investigations currently pending against it should not have a material adverse effect on the consolidated financial condition of the Firm, although the outcome of a particular proceeding or the imposition of a particular fine or penalty may be material to JPMorgan Chase’s operating results for a particular period, depending upon, among other factors, the size of the loss or liability and the level of JPMorgan Chase’s income for that period.

Part II
Item 2

Item 2 Changes in Securities and Use of Proceeds

During the second quarter of 2004, shares of common stock of JPMorgan Chase & Co. were issued in transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof. Shares of common stock were issued to retired directors who had deferred receipt of such common stock pursuant to the Deferred Compensation Plan for Non-Employee Directors as follows: April 1, 2004, 1,418 shares.

Item 4 Submission of Matters to a Vote of Security Holders

The following is a summary of matters submitted to vote at the Annual Meeting of Stockholders of JPMorgan Chase. The Annual Meeting of Stockholders was held on May 25, 2004. A total of 1,750,494,371 shares, or 84.09% of the 2,081,783,154 shares entitled to vote at the Annual Meeting, was represented at the meeting.

(A) Merger Proposal

          Approval of the merger of Bank One Corporation into JPMorgan Chase & Co. was approved by 68.00% of the votes outstanding and 99.18% of the votes cast. The proposal received a “for” vote of 1,415,677,060 and an “against” vote of 11,646,328. The number of votes abstaining was 22,214,393 and there were 300,956,590 broker non-votes.

(B) Election of Directors

          The following ten directors of JPMorgan Chase & Co. were elected to hold office until the 2005 Annual Meeting or until their successors are elected and have qualified.

	Votes Received	Votes Withheld
Hans W. Becherer	1,676,810,291	73,684,080
Frank A. Bennack, Jr.	1,662,726,568	87,767,803
John H. Biggs	1,675,994,138	74,500,233
Lawrence A. Bossidy	1,684,951,126	65,543,245
Ellen V. Futter	1,695,713,291	54,781,080
William H. Gray, III	1,612,524,963	137,969,408
William B. Harrison, Jr.	1,679,997,125	70,497,246
Helene L. Kaplan	1,685,132,083	65,362,288
Lee R. Raymond	1,617,095,355	133,399,016
John R. Stafford	1,616,478,645	134,015,726

(C)     (1) Appointment of External Auditor

          A proposal to ratify PricewaterhouseCoopers LLP as independent accountants was approved by 97.83% of the votes cast. The proposal received a “for” vote of 1,695,297,229 and an “against” vote of 37,685,336. The number of votes abstaining was 17,511,806. There were no broker non-votes.

          (2) Re-approval of Key Executive Performance Plan (KEPP)

          A proposal to re-approve the Key Executive Performance Plan was approved by 84.70% of the votes cast. The proposal received a “for” vote of 1,460,142,895 and an “against” vote of 263,768,181. The number of votes abstaining was 26,583,295. There were no broker non-votes.

          (3) Adjournment of Annual Meeting

          A proposal to adjourn the annual meeting, if necessary or appropriate, in order to allow for the solicitation of additional proxies was approved by 64.34% of the votes cast. The proposal received a “for” vote of 1,083,156,065 and an “against” vote of 600,233,234. The number of votes abstaining was 67,105,072. There were no broker non-votes.

          (4) Stockholder Proposal Re: Director Term Limits

          A proposal by Evelyn Y. Davis recommending that the Board of Directors take the necessary steps so that future outside directors shall not serve for more than six years was rejected by 95.03% of the votes cast. The vote “for” was 70,741,860, and the vote “against” was 1,352,872,009. The number of votes abstaining was 25,923,912 and there were 300,956,590 broker non-votes.

          (5) Stockholder Proposal Re: Charitable Contributions

          A proposal by Raymond B. Ruddy recommending that JPMorgan Chase & Co. cease making charitable contributions was rejected by 95.80% of the votes cast. The vote “for” was 55,127,131, and the vote “against” was 1,258,897,566. The number of votes abstaining was 135,513,081, and there were 300,956,593 broker non-votes.

Part II
Item 4 (continued)

          (6) Stockholder Proposal Re: Political Contributions

          A proposal by SEIU Master Trust recommending that JPMorgan Chase & Co. prepare and submit to the shareholders of JPMorgan Chase & Co. a separate report on political contributions updated annually was rejected by 90.55% of the votes cast. The vote “for” was 124,007,401, and the vote “against” was 1,187,997,947. The number of votes abstaining was 137,532,429, and there were 300,956,594 broker non-votes.

          (7) Stockholder Proposal Re: Separation of CEO and Chairman

          A proposal by Richard A. Dee recommending that the Board of Directors adopt promptly a resolution requiring that the Chairman of the Board serve in that capacity only and have no management duties, titles or responsibilities was rejected by 60.52% of the votes cast. The vote “for” was 562,557,770, and the vote “against” was 862,292,316. The number of votes abstaining was 24,687,171, and there were 300,957,114 broker non-votes.

          (8) Stockholder Proposal Re: Derivative Disclosure

          A proposal by Missionary Oblates of Mary Immaculate and other church-related groups recommending that the Board of Directors develop policies to provide shareholders with adequate disclosure of the collateral for over-the-counter derivatives, via the corporate website and a report to shareholders, was rejected by 93.45% of the votes cast. The vote “for” was 92,646,739, and the vote “against” was 1,322,460,893. The number of votes abstaining was 34,430,147, and there were 300,956,592 broker non-votes.

          (9) Stockholder Proposal Re: Auditor Independence

          A proposal by United Brotherhood of Carpenters Pension Fund requesting that the Board of Directors and its Audit Committee adopt a policy stating that the public accounting firm retained to audit JPMorgan Chase & Co.’s financial statements will perform only audit and audit-related work and not perform services generating tax fees and all other fees was rejected by 85.74% of the votes cast. The vote “for” was 202,580,162, and the vote “against” was 1,217,856,470. The number of votes abstaining was 29,103,150, and there were 300,954,589 broker non-votes.

          (10) Stockholder Proposal Re: Director Compensation

          A proposal by Daniel F. Case recommending that the Board of Directors present each year for stockholder approval the Board of Director’s proposed plan of compensation of non-employee directors for the upcoming year was rejected by 92.79% of the votes cast. The vote “for” was 102,458,147, and the vote “against” was 1,318,824,918. The number of votes abstaining was 28,254,715, and there were 300,956,591 broker non-votes.

          (11) Stockholder Proposal Re: Pay Disparity

          A proposal by the Catholic Equity Fund and other church-related groups requesting that the Board of Directors’ Compensation Committee initiate a review of JPMorgan Chase & Co.’s executive compensation policies and make available a report of that review by January 2005 was rejected by 91.78% of the votes cast. The vote “for” was 113,989,256, and the vote “against” was 1,272,638,342. The number of votes abstaining was 62,898,707, and there were 300,968,066 broker non-votes.

Part II
Item 6

Item 6 Exhibits and Reports on Form 8-K

(A)	Exhibits:
31.1	–	Certification
31.2	–	Certification
32	–	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(B)	Reports on Form 8-K:
JPMorgan Chase filed seven reports on Form 8-K during the quarter ended June 30, 2004, as follows:

Form 8-K filed April 21, 2004: Press release regarding 2004 first quarter results, financial supplement, analyst presentation slides, and the computation of the ratio of earnings to fixed charge.

Form 8-K filed May 3, 2004: Joint press release issued by JPMorgan Chase and Bank One Corporation (“Bank One”) announcing the Board of Directors of JPMorgan Chase & Co., effective upon the consummation of the merger between JPMorgan Chase & Co. and Bank One Corporation.

Form 8-K filed May 11, 2004: Filed four exhibits (1(a)(2) Executed Master Agency Agreement; 4(o) Executed Calculation Agent Agreement; 4(p) Executed Paying Agent, Registrar & Transfer Agent and Authenticating Agent Agreement; 8 Tax Opinion of Davis Polk & Wardwell) to be incorporated by reference into the Registration Statement on Form S-3 (333-52826) of JPMorgan Chase & Co.

Form 8-K filed May 14, 2004: Bank One’s March 31, 2004 Form 10-Q and the unaudited pro forma combined financial information and explanatory notes of JPMorgan Chase and Bank One which includes the unaudited pro forma combined income statements for the three months ended March 31, 2004 and the year ended December 31, 2003, and the unaudited pro forma combined balance sheet at March 31, 2004.

Form 8-K filed May 27, 2004: Joint press release issued by JPMorgan Chase and Bank One Corporation (“Bank One”) dated May 25, 2004, announcing that, at separate meetings, their respective shareholders had approved the merger of the two companies.

Form 8-K filed June 3, 2004: Filed one exhibit (8 Tax Opinion of Davis Polk & Wardwell) to be incorporated by reference into the Registration Statement on Form S-3 (333-52826) of JPMorgan Chase & Co.

Form 8-K filed June 8, 2004: Joint press release issued by JPMorgan Chase dated June 2, 2004, announcing that Donald H. Layton, Vice Chairman, will retire upon completion of the Firm’s merger with Bank One.

Form 8-K filed June 15, 2004: Press release issued by JPMorgan Chase announcing the Board of Governors of the Federal Reserve System has approved the proposed merger with Bank One.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMORGAN CHASE & CO.
(Registrant)

Date: August 9, 2004	By	/s/ Joseph L. Sclafani

Joseph L. Sclafani

Executive Vice President and Controller
[Principal Accounting Officer]

INDEX TO EXHIBITS

SEQUENTIALLY NUMBERED

EXHIBIT NO.	EXHIBITS	PAGE AT WHICH LOCATED

31.1	Certification	89

31.2	Certification	90

The following exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. In addition, Exhibit No. 32 shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	91