Form 10-Q
period 2004-09-30
J P MORGAN CHASE & CO
filed 2004-11-09
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004	Commission file number 1-5805

JPMORGAN CHASE & CO.
(Exact name of registrant as specified in its charter)

Delaware	13-2624428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

270 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

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

Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [   ]

Common Stock, $1 Par Value	3,562,463,202

Number of shares outstanding of each of the issuer’s classes of common stock on October 31, 2004.

FORM 10-Q

JPMORGAN CHASE & CO.
CONSOLIDATED FINANCIAL HIGHLIGHTS

						Nine months ended
		Heritage JPMC Only				Sept. 30, (a)
(in millions, except per share, ratio and headcount data)	3Q 2004	2Q 2004	1Q 2004	4Q 2003	3Q 2003	2004	2003

Selected income statement data
Total net revenue	$12,505	$8,631	$9,011	$8,106	$7,780	$30,147	$25,278
Provision for credit losses	1,169	203	15	139	223	1,387	1,401
Noninterest expense	9,377	9,503	6,093	5,258	5,127	24,973	16,558
Net income (loss)	1,418	(548)	1,930	1,864	1,628	2,800	4,855
Per common share
Net income (loss) per share — diluted	$0.39	$(0.27)	$0.92	$0.89	$0.78	$1.06	$2.35
Cash dividends declared per share	0.34	0.34	0.34	0.34	0.34	1.02	1.02
Book value per share	29.42	21.52	22.62	22.10	21.55
Common shares outstanding:
Average — diluted	3,592.0	2,042.8	2,092.7	2,079.3	2,068.2	2,598.5	2,047.0
Common shares at period-end	3,564.1	2,087.5	2,081.7	2,042.6	2,039.2
Selected ratios
Return on common equity (“ROE”) (b)	5%	NM	17%	17%	15%	6%	15%
Return on equity-goodwill (“ROE-GW”) (b) (c)	9	NM	21	20	18	8	19
Return on assets (“ROA”) (b) (d)	0.50	NM	1.01	0.95	0.83	0.42	0.84
Tier 1 capital ratio	8.6	8.2%	8.4	8.5	8.7
Total capital ratio	12.0	11.2	11.4	11.8	12.1
Selected balance sheet data (period end)
Total assets	$1,138,469	$817,763	$801,078	$770,912	$792,700
Wholesale loans	132,344	77,044	77,068	75,419	74,847
Consumer loans	261,357	148,894	140,562	139,347	150,440
Deposits	496,454	346,539	336,886	326,492	313,626
Common stockholders’ equity	104,844	44,932	47,092	45,145	43,948
Headcount	162,275	94,615	96,010	96,367	95,931
Share price (e)
High	$40.25	$42.57	$43.84	$36.99	$38.26	$43.84	$38.26
Low	35.50	34.62	36.30	34.45	32.40	34.62	20.13
Close	39.73	38.77	41.95	36.73	34.33
Line of business earnings (f)
Investment Bank	$627	$644	$1,017	$809	$693	$2,288	$1,996
Retail Financial Services	822	396	206	305	181	1,424	1,242
Card Services	421	176	162	173	199	759	510
Commercial Banking	215	65	74	89	63	354	218
Treasury & Securities Services	96	101	98	123	115	295	299
Asset & Wealth Management	197	99	122	106	85	418	181
Corporate (g)	(219)	325	251	259	292	357	409

Total operating earnings	2,159	1,806	1,930	1,864	1,628	5,895	4,855
Reconciling items (after-tax)
Merger costs	(462)	(60)	—	—	—	(522)	—
Litigation reserve charge	—	(2,294)	—	—	—	(2,294)	—
Accounting policy conformity	(279)	—	—	—	—	(279)	—

Net income (loss)	$1,418	$(548)	$1,930	$1,864	$1,628	$2,800	$4,855
(a)	2004 year-to-date results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results, while 2003 year-to-date results include heritage JPMorgan Chase only.
(b)	Based on annualized amounts.
(c)
Net income applicable to common stock / Total average common equity (net of goodwill). The Firm uses return on equity less goodwill, a non-GAAP financial measure, to evaluate the operating performance of the Firm. The Firm utilizes this measure to facilitate comparisons to other competitors.

(d)	U.S. GAAP earnings / Total average assets.
(e)
JPMorgan Chase’s common stock is listed and traded on the New York Stock Exchange, the London Stock Exchange Limited and the Tokyo Stock Exchange. The high, low and closing prices of JPMorgan Chase’s common stock are from The New York Stock Exchange Composite Transaction Tape.

(f)
Business segment earnings are presented on an operating basis. Operating basis excludes the after-tax impact of litigation charges taken in the second quarter of 2004, merger costs and accounting policy conformity adjustments. For more information about operating basis, see page 9 of this Form 10-Q.

(g)	Includes Global Treasury, Private Equity, Support Units and the net effects remaining at the corporate level after the implementation of management accounting policies.
NM – Not meaningful due to net loss.

See Glossary of Terms on pages 88–89 of this Form 10-Q for definitions of terms used throughout this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The Management’s Discussion and Analysis included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of the management of JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”) and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Firm’s results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties are described herein and in the JPMorgan Chase Annual Report on Form 10-K for the year ended December 31, 2003, filed with the U.S. Securities and Exchange Commission (“SEC”) and available at the SEC’s Internet site (www.sec.gov), to which reference is hereby made.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “estimates,” “targeted” and similar expressions, and future or conditional verbs, such as “will,” “would,” “should,” “could” or “may,” are intended to identify forward-looking statements but are not the only means to identify these statements.

Forward-looking statements involve risks and uncertainties. Actual conditions, events or results may differ materially from those contemplated by a forward-looking statement. Factors that could cause this difference—many of which are beyond the Firm’s control—include the following, without limitation:

•	Local, regional and international business or economic conditions may differ from those expected.
•	The effects of and changes in trade, monetary and fiscal policies and laws, including the U.S. Federal Reserve Board’s interest rate policies, may adversely affect the Firm’s business.
•	The timeliness of development and acceptance of new products and services may be different than anticipated.
•
Technological changes instituted by the Firm and by persons who may affect the Firm’s business may be more difficult to accomplish or more expensive than anticipated or may have unforeseen consequences.

•	Mergers and/or acquisitions and integration of merged and/or acquired businesses may be more difficult or expensive than expected.
•	The ability to increase market share and control expenses may be more difficult than anticipated.
•	Competitive pressures among financial services companies may increase significantly.
•	Changes in laws and regulatory requirements (including those concerning taxes, banking, securities and insurance) may adversely affect the Firm or its businesses.
•
Changes in accounting policies and practices, as may be adopted by regulatory agencies, the Public Company Accounting Oversight Board and the Financial Accounting Standards Board, may affect expected financial reporting.

•	The costs, effects and outcomes of litigation may adversely affect the Firm or its businesses.
•	The Firm may not manage the risks involved in the foregoing as well as anticipated.

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

INTRODUCTION

JPMorgan Chase is a financial holding company incorporated under Delaware law in 1968. JPMorgan Chase is a leading global financial services firm and one of the largest banking institutions in the United States, with more than $1.1 trillion in assets and operations in more than 50 countries. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing, investment management, private banking and private equity. JPMorgan Chase serves more than 90 million customers consisting of consumers nationwide and many of the world’s most prominent wholesale clients. Its principal bank subsidiaries are JPMorgan Chase Bank, a New York banking corporation; Chase Manhattan Bank USA, National Association; Bank One, National Association with its main office located in Chicago, Illinois; and Bank One, National Association with its main office located in Columbus, Ohio. JPMorgan Chase’s principal nonbank subsidiary is J.P. Morgan Securities Inc. The bank and nonbank subsidiaries of JPMorgan Chase operate nationally as well as through overseas branches and subsidiaries, representative offices and affiliated banks.

JPMorgan Chase’s activities are internally organized, for management reporting purposes, into seven major business segments: Investment Bank; Retail Financial Services; Card Services; Commercial Banking; Treasury & Securities Services; Asset & Wealth Management and Corporate.

MERGER WITH BANK ONE CORPORATION

Effective July 1, 2004, Bank One Corporation (“Bank One”) merged with and into JPMorgan Chase (the “Merger”), pursuant to the Agreement and Plan of Merger dated January 14, 2004. As a result of the Merger, each outstanding share of common stock of Bank One was converted in a stock-for-stock exchange into 1.32 shares of common stock of JPMorgan Chase. The Merger was accounted for using the purchase method of accounting. The purchase price to complete the Merger was $58.5 billion.

Bank One’s results of operations were included in the Firm’s results beginning July 1, 2004. Therefore, the results of operations for the three and nine months ended September 30, 2004, reflect three months of operations of the combined Firm. The results of operations for the three and nine months ended September 30, 2003, reflect only the operations of heritage JPMorgan Chase.

It is expected that cost savings of approximately $3.0 billion (pre-tax) will be achieved by 2007. Merger costs to combine the operations of JPMorgan Chase and Bank One are expected to be approximately $4.0 billion (pre-tax). Of these costs, approximately $1.0 billion, specifically related to Bank One, were accounted for as purchase accounting adjustments and were recorded as an increase to goodwill in the third quarter of 2004. Of the remaining approximately $3.0 billion in merger-related costs, $752 million (pre-tax) of the costs were incurred in the third quarter of 2004. The remaining approximately $2.2 billion is expected to be incurred over the next three years. The estimated merger-related charges will result from actions taken with respect to both JPMorgan Chase’s and Bank One’s operations, facilities and employees. The charges will be recorded based on the nature and timing of these integration actions. To date, Merger costs of $842 million have been charged to income.

As part of the Merger, certain accounting policies and practices were conformed, which resulted in $451 million (pre-tax) of charges in the third quarter of 2004, of which $721 million (pre-tax) related to the decertification of the seller’s retained interest in credit card securitizations. It is anticipated that a similar amount, approximately $700 million, will be taken in the fourth quarter of 2004 related to the decertification of credit card securitizations.

EXECUTIVE OVERVIEW

This overview of management’s discussion and analysis highlights selected information in this Form 10-Q and may not contain all of the information that is important to readers of this Form 10-Q. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates, this entire Form 10-Q should be read carefully. Each of these items could have an impact on the Firm’s financial condition and results of operations. All comparisons are to the same period in prior years unless otherwise specified.

BUSINESS OVERVIEW
JPMorgan Chase reported 2004 third quarter net income of $1.4 billion, or $0.39 per share, compared with net income of $1.6 billion, or $0.78 per share, for the third quarter of 2003. Current-period results include $741 million in after-tax charges, or $0.21 per share, comprised of merger costs of $462 million and charges of $279 million to conform accounting policies, reflecting the Merger with Bank One completed on July 1, 2004. Excluding these charges, operating earnings would have been $2.2 billion, or $0.60 per share.

For the first nine months of 2004, reported net income was $2.8 billion, or $1.06 per share, compared with $4.9 billion, or $2.35 per share in the same period last year. Excluding year-to-date merger costs of $522 million (after-tax), or $0.20 per share, a $2.3 billion (after-tax) charge to increase litigation reserves, or $0.88 per share, and the aforementioned accounting policy conformity adjustments, or $0.11 per share, year-to-date operating earnings would have been $5.9 billion, or $2.25 per share.

Total revenues of $12.5 billion, in the third quarter, rose $4.7 billion or 61%, primarily due to the Merger with Bank One. Net interest income increased $2.3 billion primarily due to the Merger. Also contributing to the increase were higher residential mortgage, home equity and credit card loan balances, strong institutional and retail deposit growth, and improved spreads on deposits. These were partially offset by lower wholesale loan balances in the Investment Bank and lower investment securities, as well as tighter spreads on loans, investment securities and trading assets, stemming from the rise in interest rates.

Noninterest income increased $2.5 billion primarily due to the Merger. Also contributing to the increase were higher investment banking fees, the result of continued strength in debt underwriting and advisory fees. Credit card income increased due to higher charge volume, which generated increased interchange income. Asset management, administration and commissions were up due to the acquisitions of the Corporate Trust business of Bank One in November 2003, and Electronic Financial Services (“EFS”) in January 2004. In addition, global equity market appreciation, improved product mix and net asset inflows favorably impacted asset management and administration fees. Mortgage fees and related income were up reflecting improved performance in secondary marketing activities, partially offset by lower prime mortgage production. Private equity gains were also up due to improvement in the market for investment sales. These benefits were partially offset by the decline in trading revenues in the Investment Bank primarily related to the fixed income markets. Also negatively impacting noninterest income was lower lending and deposit-related fees due to rising interest rates.

For the first nine months of 2004, total revenues of $30.1 billion were up $4.9 billion or 19%, due primarily to the Merger with Bank One. Net interest income and noninterest income both were affected year-to-date in similar fashion to the discussion above for the third quarter of 2004 versus the third quarter of 2003.

Expenses were $9.4 billion in the third quarter, up $4.3 billion or 83%, due to the addition of Bank One and $752 million of merger costs, partly offset by merger-related savings of $140 million. In addition to the Merger, expenses increased primarily due to the continuing effort to enhance the capabilities and infrastructure of the lines of business. Higher compensation expenses were related to increased salaries primarily in the Investment Bank and higher personnel costs across the Firm, partly offset by lower performance-related incentive accruals. Marketing expense reflected increased marketing activities in Card Services. Technology and communications expenses were impacted by higher usage driven by growth in businesses. Other expense was higher due to software impairment write-offs primarily in Treasury & Securities Services.

For the first nine months of 2004, expenses were $25.0 billion, up $8.4 billion or 51% from last year, primarily due to the addition of Bank One and merger costs of $842 million, partly offset by merger-related savings of $170 million. In addition, a litigation reserve charge of $3.7 billion was recorded in the second quarter of 2004. Absent these factors, expense increases were affected year-to-date in similar fashion to the discussion above for the third quarter of 2004 compared with the third quarter of 2003.

The third quarter of 2004 provision for credit losses of $1.2 billion increased by $946 million from the third quarter of 2003, primarily attributable to the Merger including accounting policy conformity charges.

The provision for credit losses for the first nine months of 2004 of $1.4 billion was flat compared with the same period in 2003. The effect of the Merger and accounting policy conformity charges was offset by releases in the Allowance for credit losses related to the wholesale loan portfolio primarily due to reduced risk in the Investment Bank. Retail Financial Services also experienced lower losses, which resulted in a lower provision. Nonperforming loans declined by 6% compared with the third quarter of 2003. The effect of the Merger was offset by improvement in the wholesale loan portfolio, which saw wholesale nonperforming loans drop 33% even after the inclusion of Bank One.

Tier 1 capital of $69.3 billion increased by 63% year-over-year and by 59% from June 30, 2004, due to the Merger. The Tier 1 capital ratio was 8.6% at September 30, 2004, 8.2% at June 30, 2004, and 8.7% at September 30, 2003.

BUSINESS OUTLOOK
Capital markets remain challenging overall with generally lower client activity and a more difficult trading environment. The Investment Bank remains cautious about trading revenues. The investment banking pipeline for underwriting and mergers and acquisition advisory activities, while lower than levels at the beginning of the third quarter, remains at significantly higher levels than a year ago. Realization of revenues in the Investment Bank fee pipeline is uncertain and can be impacted by changes in market conditions. Likewise, returns in private equity are difficult to predict, and the potential for realization of gains can vary from quarter to quarter.

In the consumer sector, earnings in Retail Financial Services are expected to moderate, as Home Finance earnings are likely to decline due to a market-driven drop in mortgage originations. Earnings in Auto & Education Finance are expected to remain under pressure as well given the competitive nature of the current operating environment. Growth is expected to continue in Consumer & Small Business Banking, with increases in core deposits and associated revenue, partially offset by ongoing investments in the branch network. In addition, Card Services operating results are expected to increase as the fourth quarter is generally seasonally strong.

The reduction in the Firm’s investment securities portfolio negatively impacted Net interest income during the third quarter. This change in the investment securities portfolio will continue to have an impact on Net interest income going forward.

Consumer credit trends are expected to remain stable, although a higher provision for credit losses is anticipated for Card Services due to the seasonal pattern of that business. Wholesale credit costs are expected to increase from the current negative provision level, and should return to more normal levels over time.

Charges to earnings resulting from the conformance of the Firm’s accounting policies will continue to affect earnings for the remainder of the year. The fourth quarter will include a charge of approximately $700 million related to the decertification of retained interests in credit card securitizations.

CONSOLIDATED RESULTS OF OPERATIONS

The following section provides a discussion of JPMorgan Chase’s results of operations on a reported basis. All comparisons are to the same period in the prior year unless otherwise specified. Factors that are primarily related to a single business segment are discussed in more detail within that business segment than they are in this consolidated section.

TOTAL NET REVENUE

The following table presents the components of Total net revenue:

	H-JPMC Only			Nine months ended September 30, (a)
(in millions)	3Q 2004	3Q 2003	Change	2004	2003	Change

Investment banking fees	$879	$649	35%	$2,464	$2,044	21%
Trading revenue (b)	408	829	(51)	3,001	3,673	(18)
Lending & deposit related fees	943	456	107	1,769	1,276	39
Asset management, administration and commissions	2,141	1,518	41	5,682	4,320	32
Securities/private equity gains (losses)	413	284	45	1,305	1,287	1
Mortgage fees and related income	277	15	NM	874	774	13
Credit card income (c)	1,782	635	181	3,018	1,781	69
Other income	210	196	7	602	340	77

Subtotal	7,053	4,582	54	18,715	15,495	21
Net interest income (b)	5,452	3,198	70	11,432	9,783	17

Total net revenue	$12,505	$7,780	61%	$30,147	$25,278	19%
(a)	2004 year-to-date results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results, while 2003 year-to-date results include heritage JPMorgan Chase only.
(b)	Trading NII is not included in trading revenue. See IB on pages 13–16 for additional details.
(c)	Includes debit card revenue in Retail Financial Services.

For a discussion of Investment banking fees and Trading revenue, which are primarily recorded in the Investment Bank, see the Investment Bank’s segment results on pages 13–16 of this Form 10-Q.

Lending & deposit-related fees were up from the 2003 quarterly and year-to-date periods due to Bank One’s addition. This was partly offset by lower service charges on deposits resulting from a change in the calculation methodology and an increase in payment of services with deposits, versus fees, due to rising interest rates. Loan commitment fees also decreased from the prior quarter reflecting lower volumes of outstanding commitments.

The increase in Asset management, administration and commissions for all periods was driven by fees and commissions from Bank One. Also contributing to the growth was the impact of other acquisitions, such as Bank One’s Corporate Trust business in November 2003, and EFS in January 2004, and the effect of favorable global equity markets, better product mix and net asset inflows. For additional information on these fees and commissions, see the segment discussions for Asset & Wealth Management on pages 32–34, Treasury & Securities Services on pages 30–31 and Retail Financial Services on pages 17–24 of this Form 10-Q.

Securities/private equity gains (losses) for the three months ended September 30, 2004, rose significantly from the same period of 2003, primarily fueled by the improvement in the Firm’s private equity investment results. This was partly offset by lower securities gains on the treasury investment portfolio as a result of lower volumes of securities sold and lower gains on sales due to higher interest rates. For a further discussion of Private equity gains (losses), which are primarily recorded in the Firm’s private equity business, see the Corporate segment discussion on pages 35–37 of this Form 10-Q.

For a discussion of Mortgage fees and related income, which is primarily recorded in Retail Financial Services’ Home Finance business line, see the Home Finance discussion on pages 19–21 of this Form 10-Q.

The Merger and higher customer purchase volume, which resulted in increased interchange income, were the primary factors for the increases in Credit card income from the 2003 quarterly and year-to-date periods. The increases were partly offset by higher volume-driven payments to partners and reward expenses. See Card Services discussion on pages 25–27 of this Form 10-Q.

The increase in Other income from all prior periods reflected the inclusion of Bank One, as well as a gain on leveraged lease transactions in the third quarter of 2004, partially offset by lower gains from loan workouts and from the securitization of credit cards and wholesale loans backed by commercial real estate.

Net interest income rose from the 2003 quarterly and year-to-date periods principally as a result of the Merger. In addition, increases in volumes of consumer loans and deposits, as well as wider spreads on deposits contributed to higher net interest income compared with the 2003 periods. These were partially offset by lower wholesale loan balances in the Investment Bank and lower investment securities, as well as tighter spreads on loans, investment securities and trading assets, stemming from the rise in interest rates.

On an aggregate basis, the Firm’s total average interest-earning assets for the third quarter of 2004 were $868 billion, up $277 billion from 2003, largely resulting from the Merger. The net interest yield on these assets, on a fully taxable-equivalent basis, was 2.52% in the 2004 third quarter, 37 basis points higher than in the same period last year. The Firm’s total average interest-earning assets for the nine month period ended September 30, 2004, were $694 billion, up $107 billion from 2003, largely due to the Merger. The net interest yield on these assets, on a fully taxable-equivalent basis, was 2.22% in 2004, two basis points lower than 2003.

PROVISION FOR CREDIT LOSSES

The Provision for credit losses for the third quarter of 2004 was $1.2 billion, up $946 million, primarily due to the Merger, including $333 million of accounting policy conformity adjustments. The accounting policy conformity adjustments included $721 million related to the decertification of the seller’s retained interest in credit card securitizations, partially offset by a benefit of $388 million related to conforming provision methodologies for the combined Firm. Excluding the impact of these adjustments, the total wholesale provision for credit losses was a benefit of $137 million, compared with a benefit of $169 million in the prior year. The total consumer provision for credit losses was $973 million, compared with $392 million in the prior year.

The 2004 year-to-date Provision for credit losses was $1.4 billion, relatively flat when compared with the prior year. Excluding the aforementioned accounting policy conformity adjustments, the Provision for credit losses would have been $1.1 billion, down $347 million, from $1.4 billion in 2003. The decrease was primarily due to improvement in credit quality of the wholesale portfolio. The total wholesale provision for credit losses was a benefit of $546 million, compared with a provision of $248 million in the prior year. The total consumer provision for credit losses was $1.6 billion, compared with $1.2 billion in 2003.

NONINTEREST EXPENSE

The following table presents the components of Noninterest expense:

	H-JPMC Only			Nine months ended September 30, (a)
(in millions)	3Q 2004	3Q 2003	Change	2004	2003	Change

Compensation expense	$4,050	$2,631	54%	$10,295	$8,879	16%
Occupancy expense	604	391	54	1,475	1,430	3
Technology and communications expense	1,046	719	45	2,651	2,088	27
Professional & outside services	1,103	703	57	2,671	2,098	27
Marketing	506	179	183	907	510	78
Other expense	920	431	113	1,878	1,233	52
Amortization of intangibles	396	73	442	554	220	152

Total noninterest expense before merger costs and litigation reserve charge	8,625	5,127	68	20,431	16,458	24
Merger costs	752	—	NM	842	—	NM
Litigation reserve charge	—	—	NM	3,700	100	NM

Total noninterest expense	$9,377	$5,127	83%	$24,973	$16,558	51%
(a)	2004 year-to-date results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results, while 2003 year-to-date results include heritage JPMorgan Chase only.

The increase in Compensation expense from the prior-year third quarter and year-to-date periods was primarily driven by the Merger, as well as higher personnel costs, and stock-based incentive accruals, partly offset by lower pension costs and performance-related incentive accruals in 2004. The lower pension costs were mainly attributable to the increase in the expected return on plan assets from a discretionary $1.1 billion contribution to the Firm’s pension plan in April 2004, partially offset by changes in actuarial assumptions for 2004 compared with 2003.

The increase in Occupancy expense from the 2003 third quarter and year-to-date periods was primarily the result of the Merger. The Firm incurred $42 million in higher charges for excess real estate in the 2004 third quarter, compared with 2003; these charges were $138 million lower on a year-to-date basis compared with 2003. The Firm will continue to evaluate its current and projected space requirements in light of the Merger.

Growth in Technology and communications expense from the prior year quarter and year-to-date periods of 2003 were due to the merger with Bank One and higher costs associated with greater use of technology services.

Professional & outside services rose from both comparable 2003 periods as a result of the Merger, as well as higher legal costs. In particular, outside services increased as a result of acquisitions, primarily EFS, at Treasury & Securities Services and Card Services.

The increase in Marketing expense from the 2003 third quarter and year-to-date periods reflected the Merger. In addition, the costs of marketing campaigns in Card Services also contributed to the increase from the 2003 third quarter and year-to-date periods.

Other expense was higher from both prior year periods due to Bank One, software impairment write-offs of $101 million, primarily in Treasury & Securities Services, and the impact of growth in business volume.

The increase in Amortization of Intangibles was primarily attributable to the Merger.

For further details on Merger costs, refer to Note 7 on page 70 of this Form 10-Q.

At June 30, 2004, JPMorgan Chase recorded a Litigation reserve charge of $3.7 billion for several regulatory and legal-related matters. For a further discussion, see Note 17 on page 82 of this Form 10-Q. The second quarter of 2003 included a charge of $100 million for Enron-related litigation.

Income tax expense

The Firm’s Income before income tax expense, Income tax expense and effective tax rate for each of the periods indicated were as follows:

		H-JPMC Only	Nine months ended September 30, (a)
(in millions)	3Q 2004	3Q 2003	2004	2003

Income before income tax expense	$1,959	$2,430	$3,787	$7,319
Income tax expense	541	802	987	2,464
Effective tax rate	27.6%	33.0%	26.1%	33.7%
(a)	2004 year-to-date results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results, while 2003 year-to-date results include heritage JPMorgan Chase only.

The reduction in the effective tax rates for the third quarter and first nine months of 2004, as compared with the prior periods was the result of various factors, including lower reported pre-tax income and changes in the proportion of income subject to federal, state and local taxes. The Merger costs and accounting policy conformity adjustments recorded in the third quarter of 2004 and the Litigation reserve charge recorded in the second quarter of 2004 reflect a tax benefit at a 38% marginal tax rate, contributing to the reduction in the effective tax rates compared with prior periods. Additionally, the third quarter and first nine months of 2004 reflect a reduction in income tax expense associated with the settlement of prior year income tax examinations, partly offset by an increase in income tax expense resulting from leveraged lease terminations.

EXPLANATION AND RECONCILATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES

The Firm prepares its Consolidated financial statements using U.S. GAAP; these financial statements appear on pages 61–64 of this Form 10-Q. That presentation, which is referred to as “reported basis,” provides the reader with an understanding of the Firm’s results that can be consistently tracked from year to year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.

In addition to analyzing the Firm’s results on a reported basis, management reviews the line-of-business results on an “operating basis,” which is a non-GAAP financial measure. The definition of operating basis starts with the reported U.S. GAAP results. In the case of the Investment Bank, operating basis noninterest revenue includes, in Trading revenue, net interest income related to trading activities. Trading activities generate revenues, which are recorded for U.S. GAAP purposes in two line items on the income statement: Trading revenue, which includes the mark-to-market gains or losses on trading positions; and Net interest income, which includes the interest income or expense related to those positions. Combining both the trading revenue and related net interest income enables management to evaluate Investment Bank’s trading activities, by considering all revenue related to these activities, and facilitates operating comparisons to other competitors. For a further discussion of trading-related revenue, see the Investment Bank on pages 13–16 of this Form 10-Q.

In the case of Card Services, operating or managed basis excludes the impact of credit card securitizations on revenue, the Provision for credit losses, net charge-offs and receivables. JPMorgan Chase uses the concept of “managed receivables” to evaluate the credit performance of the underlying credit card loans, both sold and not sold: as the same borrower is continuing to use the credit card for ongoing charges, a borrower’s credit performance will impact both the receivables sold under SFAS 140 and those not sold. Thus, in its disclosures regarding managed receivables, JPMorgan Chase treats the sold receivables as if they were still on the balance sheet in order to disclose the credit performance (such as net charge-off rates) of the entire managed credit card portfolio. For a further discussion of credit card securitizations, see Card Services on pages 25–27 of this Form 10-Q.

Finally, operating basis excludes the Merger costs, the Litigation reserve charge and accounting policy conformity adjustments related to the Merger, as management believes these items are not part of the Firm’s normal daily business operations (and, therefore, not indicative of trends), and do not provide meaningful comparisons with other periods.

The following summary table provides a reconciliation from the Firm’s reported to operating results:

Reconciliation from reported to operating basis

	H-JPMC Only			Nine months ended September 30, (a)
(in millions)	3Q 2004	3Q 2003	Change	2004	2003	Change

Reported
Revenue
Investment banking fees	$879	$649	35%	$2,464	$2,044	21%
Trading revenue	408	829	(51)	3,001	3,673	(18)
Lending & deposit related fees	943	456	107	1,769	1,276	39
Asset management, administration and commissions	2,141	1,518	41	5,682	4,320	32
Securities / private equity gains (losses)	413	284	45	1,305	1,287	1
Mortgage fees and related income	277	15	NM	874	774	13
Credit card income	1,782	635	181	3,018	1,781	69
Other income	210	196	7	602	340	77

Subtotal	7,053	4,582	54	18,715	15,495	21
Net interest income	5,452	3,198	70	11,432	9,783	17

Total net revenue	12,505	7,780	61	30,147	25,278	19
Provision for credit losses	1,169	223	424	1,387	1,401	(1)
Noninterest expense
Merger costs	752	—	NM	842	—	NM
Litigation reserve charge	—	—	NM	3,700	100	NM
All other noninterest expense	8,625	5,127	68	20,431	16,458	24

Total noninterest expense	9,377	5,127	83	24,973	16,558	51
Income before income tax expense	1,959	2,430	(19)	3,787	7,319	(48)
Income tax expense	541	802	(33)	987	2,464	(60)

Net income	$1,418	$1,628	(13)	$2,800	$4,855	(42)

Reconciling items (b)
Revenue
Trading-related revenue (c)	$424	$449	(6)	$1,439	$1,611	(11)
Credit card income (d)	(848)	(363)	(134)	(1,481)	(1,011)	(46)
Other income
Credit card securitizations (d)	(3)	(14)	79	(87)	(42)	(107)
Accounting policy conformity (e)	118	—	NM	118	—	NM

Total other income	115	(14)	NM	31	(42)	NM
Net interest income:
Trading-related (c)	(424)	(449)	6	(1,439)	(1,611)	11
Credit card securitizations (d)	1,779	848	110	3,455	2,461	40

Total net interest income	1,355	399	240	2,016	850	137

Total net revenue	1,046	471	122	2,005	1,408	42
Provision for credit losses
Credit card securitizations (d)	928	471	97	1,887	1,408	34
Accounting policy conformity (e)	(333)	—	NM	(333)	—	NM

Total provision for credit losses	595	471	26	1,554	1,408	10
Noninterest expense
Merger costs (e)	(752)	—	NM	(842)	—	NM
Litigation reserve charge (e)	—	—	NM	(3,700)	—	NM
All other noninterest expense	—	—	NM	—	—	NM

Total noninterest expense	(752)	—	NM	(4,542)	—	NM
Income before income tax expense	1,203	—	NM	4,993	—	NM
Income tax expense	462	—	NM	1,898	—	NM

Net income	$741	$—	NM	$3,095	$—	NM

	H-JPMC Only			Nine months ended September 30, (a)
(in millions)	3Q 2004	3Q 2003	Change	2004	2003	Change

Operating
Revenue
Investment banking fees	$879	$649	35%	$2,464	$2,044	21%
Trading-related revenue (including trading NII)	832	1,278	(35)	4,440	5,284	(16)
Lending & deposit related fees	943	456	107	1,769	1,276	39
Asset management, administration and commissions	2,141	1,518	41	5,682	4,320	32
Securities / private equity gains (losses)	413	284	45	1,305	1,287	1
Mortgage fees and related income	277	15	NM	874	774	13
Credit card income	934	272	243	1,537	770	100
Other income	325	182	79	633	298	112

Subtotal	6,744	4,654	45	18,704	16,053	17

Net interest income	6,807	3,597	89	13,448	10,633	26

Total net revenue	13,551	8,251	64	32,152	26,686	20

Managed provision for credit losses	1,764	694	154	2,941	2,809	5

Noninterest expense
Merger costs	—	—	NM	—	—	NM
Litigation reserve charge	—	—	NM	—	—	NM
All other noninterest expense	8,625	5,127	68	20,431	16,558	23

Total noninterest expense	8,625	5,127	68	20,431	16,558	23

Operating earnings before income tax expense	3,162	2,430	30	8,780	7,319	20
Income tax expense	1,003	802	25	2,885	2,464	17

Operating earnings	$2,159	$1,628	33%	$5,895	$4,855	21%
(a)	2004 year-to-date results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results, while 2003 year-to-date results include heritage JPMorgan Chase only.
(b)
Represents only those line items in the Consolidated statements of income affected by the reclassification of trading-related net interest income and the impact of credit card securitizations, as well as, for the third quarter and first nine months of 2004, the Merger costs and Litigation reserve charge line items on the Consolidated statements of income and the accounting policy conformity adjustments.

(c)
The reclassification of trading-related net interest income from Net interest income to Trading revenue primarily impacts the Investment Bank segment results. See pages 13–16 of this Form 10-Q for further information.

(d)	The impact of credit card securitizations impacts Card Services. See pages 25–27 of this Form 10-Q for further information.
(e)
The impact of the Merger costs, Litigation reserve charge and accounting policy conformity adjustments are excluded from Operating earnings, as management believes these items are not part of the Firm’s normal daily business operations (and, therefore, not indicative of trends), and do not provide meaningful comparisons with other periods.

Management uses certain non-GAAP financial measures at the segment level. Management believes these non-GAAP financial measures provide information to investors in understanding the underlying operational performance and performance trends of the particular business segment and facilitate a comparison with the performance of competitors. These include managed loans and managed assets in Card Services. For a discussion of these business segment-specific non-GAAP financial measures, see the disclosures in Card Services on pages 25–27 of this Form 10-Q.

For a reconciliation of the Firm’s consolidated average assets to average managed assets, a non-GAAP financial measure, see Note 20 of this Form 10-Q.

BUSINESS SEGMENT RESULTS

The Firm is managed on a line-of-business basis. The business segment financial results presented reflect the current organization of JPMorgan Chase. There are seven major segments: the Investment Bank (“IB”), Retail Financial Services (“RFS”), Card Services (“CS”), Commercial Banking (“CB”), Treasury & Securities Services (“TSS”), Asset & Wealth Management (“AWM”) and Corporate. These segments are based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on an operating basis.

In connection with the Merger, business segment reporting was realigned to reflect the new business structure of the combined Firm. Global Treasury was transferred from the IB into Corporate. TSS remains unchanged. Investment Management & Private Banking has been renamed Asset & Wealth Management. JPMorgan Partners, which formerly was a stand-alone business segment, was moved into Corporate. The segment formerly known as Chase Financial Services was comprised of Chase Home Finance,

Chase Cardmember Services, Chase Auto Finance, Chase Regional Banking and Chase Middle Market. As a result of the Merger, this segment is now called Retail Financial Services and is comprised of Home Finance, Auto & Education Finance, Consumer & Small Business Banking and Insurance. Chase Middle Market moved into CB, and Chase Cardmember Services is now its own segment called Card Services. Lastly, Corporate is currently comprised of Global Treasury and Private Equity, formerly JPMorgan Partners, as well as corporate support areas which include Corporate Treasury, Central Technology and Operations, Internal Audit, the Executive Office, General Services, Global Finance, Human Resources, Marketing and Communications, Office of the General Counsel, Real Estate Business Services, Risk Management and Strategy and Development.

Segment results for periods prior to the third quarter of 2004 reflect heritage JPMorgan Chase only results and have been restated to reflect the current business segments and reporting classifications. The following table summarizes Operating earnings by line of business for the periods indicated:

Operating earnings (loss)		H-JPMC Only		Nine months ended September 30, (a)
(in millions)	3Q 2004	3Q 2003		2004	2003

Investment Bank	$627		$693	$2,288	$1,996
Retail Financial Services	822		181	1,424	1,242
Card Services	421		199	759	510
Commercial Banking	215		63	354	218
Treasury & Securities Services	96		115	295	299
Asset & Wealth Management	197		85	418	181
Corporate	(219)		292	357	409

Total operating earnings	$2,159		$1,628	$5,895	$4,855
(a)	2004 year-to-date results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results, while 2003 year-to-date results include heritage JPMorgan Chase only.

Description of Methodology

The results of the business segments are intended to reflect each segment as if it were essentially a stand-alone business. The management reporting process that derives these results allocates income and expenses using market-based methodologies. Funds transfer pricing is used to allocate interest income and interest expense to each line of business. Business segments retain interest rate exposure related to customer pricing and other business specific risks that cannot be efficiently risk managed using market-based instruments. The balance of the Firm’s overall interest rate exposure is included and managed in the Corporate sector. In addition, each business segment is allocated capital based on new capital allocation methodologies implemented during the third quarter of 2004 in connection with the Merger. For each line of business, the amount of capital allocated to each of the business segments considers several factors: stand-alone peer comparables, economic risk measures and regulatory capital requirements. The amount of capital assigned to each business is referred to as equity. In addition, effective with the third quarter of 2004, goodwill, as well as the associated capital, is allocated solely to the Corporate line of business. Although U.S. GAAP requires the allocation of goodwill to the business segments for impairment testing (see Note 14), the Firm has elected not to include goodwill or the related capital in each of the businesses for management reporting purposes. Prior periods have not been revised to reflect these new methodologies and thus may not be comparable to the presentation beginning in the third quarter of 2004. See the “Capital Management” section on page 39 of this Form 10-Q for a discussion of the equity framework.

The costs of certain support units are allocated to the lines of business based on actual cost, or the lower of actual or market cost, as well as usage of services provided. This method is consistently applied to all lines of business. Certain expenses related to corporate functions, technology and operations are not allocated to the business segments and are reflected in Corporate. Expenses that have been retained in Corporate and not charged to the business segments include parent company costs that would not be incurred if the segments were stand-alone businesses; market price adjustments for certain corporate functions, technology and operations; and certain start-up and development costs of corporate-wide initiatives.

Certain information provided in the following business segment tables (e.g., Financial Ratios, Business Metrics, Financial Metrics, Market Share/Rankings) is included herein for analytical purposes only and is based on management information systems, assumptions and methodologies that are under continual review by management. It is expected that the Firm will continuously assess the assumptions, methodologies and reporting reclassifications used for segment reporting and further refinements may be implemented in future periods.

INVESTMENT BANK

JPMorgan Chase’s IB is one of the world’s leading investment banks, with broad client relationships and product capabilities. The Firm’s customers are corporations, financial institutions, governments and institutional investors worldwide. The IB provides a complete platform for its clients, including advising on corporate strategy and structure, equity and debt capital raising, sophisticated risk management and market-making in cash securities and derivative instruments around the world. The IB also participates in proprietary investing and trading. As a result of the Merger, the Global Treasury business has been transferred to the Corporate sector and prior periods have been restated to reflect the reorganization. For a discussion of the business profile of the IB, see pages 29–30 of JPMorgan Chase’s 2003 Annual Report. The following table sets forth selected IB financial and business-related data:

	H-JPMC Only				Nine months ended September 30, (a)
(in millions, except headcount and ratio data)	3Q 2004	3Q 2003	Change		2004	2003	Change

Revenue
Investment banking fees:
Advisory	$273	$161	70%		$688	$483	42%
Equity underwriting	170	173	(2)		568	444	28
Debt underwriting	468	305	53		1,236	1,104	12

Total investment banking fees	911	639	43		2,492	2,031	23
Trading-related revenue: (b)
Fixed income and other	657	1,163	(44)		3,835	4,857	(21)
Equities	220	97	127		469	460	2
Credit portfolio	(35)	(17)	(106)		50	(136)	NM

Total trading-related revenue	842	1,243	(32)		4,354	5,181	(16)
Lending & deposit related fees	155	115	35		363	309	17
Asset management, administration and commissions	313	314	—		1,054	908	16
Other income	91	50	82		150	38	295

Subtotal	2,312	2,361	(2)		8,413	8,467	(1)
Net interest income (b)	389	431	(10)		991	1,319	(25)

Total net revenue (c)	$2,701	$2,792	(3)		$9,404	$9,786	(4)
Provision for credit losses	(151)	(181)	17		(467)	60	NM
Credit reimbursement from TSS (d)	43	(10)	NM		47	(31)	NM
Noninterest expense
Compensation expense	992	956	4		3,504	3,641	(4)
Noncompensation expense	932	865	8		2,802	2,860	(2)
Amortization of intangibles	—	—	NM		—	—	NM

Total noninterest expense	1,924	1,821	6		6,306	6,501	(3)
Operating earnings before income tax expense	971	1,142	(15)		3,612	3,194	13
Income tax expense	344	449	(23)		1,324	1,198	11

Operating earnings	$627	$693	(10)		$2,288	$1,996	15
Financial ratios
ROE	12%	15%	(300	)bp	19%	14%	500	bp
ROA	0.50	0.63	(13)		0.68	0.61	7
Overhead ratio	71	65	600		67	66	100
Compensation expense as % of total net revenue	37	34	300		37	37	—
Revenue by business:
Investment banking	$911	$639	43%		$2,492	$2,031	23%
Fixed income markets	1,115	1,451	(23)		4,784	5,608	(15)
Equities markets	455	312	46		1,248	1,088	15
Credit portfolio	220	390	(44)		880	1,059	(17)

Total net revenue	$2,701	$2,792	(3)		$9,404	$9,786	(4)
Revenue by region:
Americas	$1,591	$1,651	(4)		$5,041	$5,532	(9)
Europe/Middle East/Africa	741	904	(18)		3,069	3,434	(11)
Asia/Pacific	369	237	56		1,294	820	58

Total net revenue	$2,701	$2,792	(3)		$9,404	$9,786	(4)

	H-JPMC Only				Nine months ended September 30, (a)
(in millions, except headcount and ratio data)	3Q 2004	3Q 2003	Change		2004	2003	Change

Selected Balance Sheet (Average)
Total assets	$496,347	$434,911	14%		$452,714	$434,717	4%
Trading assets — debt and equity instruments	166,795	144,130	16		170,073	152,199	12
Trading assets — derivative receivables	60,465	80,850	(25)		56,492	84,970	(34)
Loans (e)	45,779	42,932	7		40,920	46,815	(13)
Adjusted assets (f)	431,772	387,804	11		408,841	391,835	4
Equity (g)	20,000	17,949	11		16,380	19,074	(14)
Headcount	17,420	14,470	20
Credit Data and Quality Statistics:
Net charge-offs	$(16)	$217	NM		$33	$695	(95)
Nonperforming assets:
Nonperforming loans (h)	1,075	2,400	(55)		1,075	2,400	(55)
Other nonperforming assets	246	378	(35)		246	378	(35)
Allowance for loan losses	1,841	1,270	45		1,841	1,270	45
Allowance for lending related commitments	358	247	45		358	247	45
Net charge-off rate	(0.17)%	2.17%	(234	)bp	0.13%	2.16%	(203	)bp
Allowance for loan losses to average loans	4.78	3.21	157		5.26	2.95	231
Allowance for loan losses to nonperforming loans	172	56	NM		172	56	NM
Nonperforming loans to average loans	2.35	5.59	(324)		2.63	5.13	(250)
Market risk — average trading and credit portfolio VAR (i)(j)
Trading activities:
Fixed income (i)	$80	$62	29%		$77	$60	28%
Foreign exchange	13	15	(13)		17	16	6
Equities	25	12	108		31	11	182
Commodities and other	10	9	11		9	8	13
Diversification	(43)	(32)	(34)		(45)	(38)	(18)

Total trading VAR	85	66	29		89	57	56
Credit portfolio VAR (j)	13	19	(32)		14	18	(22)
Diversification	(9)	(17)	47		(8)	(14)	43

Total trading and credit portfolio VAR	$89	$68	31		$95	$61	56

(a)	2004 year-to-date results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results, while 2003 year-to-date results include heritage JPMorgan Chase only.
(b)
Trading revenue, on a reported basis, excludes the impact of net interest income related to IB’s trading activities; this income is recorded in Net interest income. However, in this presentation, to assess the profitability of IB’s trading business, the Firm combines these revenues for segment reporting. The amount reclassified from Net interest income to Trading revenue was $0.4 billion during both of the quarters ended September 30, 2004 and 2003, and $1.4 billion and $1.6 billion for the nine months ended September 30, 2004 and 2003, respectively.

(c)
Operating revenue includes tax equivalent adjustments of $9 million and $57 million during the quarter ended September 30, 2004 and 2003, respectively, and $180 million and $173 million for the nine months ended September 30, 2004 and 2003, respectively.

(d)
Management has charged TSS a credit reimbursement, which is the pre-tax amount of earnings, less cost of capital, related to certain exposures managed within the IB credit portfolio on behalf of clients shared with TSS.

(e)
Loans include loans held for sale of $7.3 billion and $3.3 billion as of September 30, 2004, and September 30, 2003, respectively. The year-to-date average loans held for sale are $5.9 billion and $3.8 billion for 2004 and 2003, respectively. These amounts are not included in the allowance coverage ratios and net charge-off rates.

(f)
Adjusted assets equals total assets minus (1) securities purchased under resale agreements and securities borrowed less securities sold, not yet purchased; (2) assets of VIEs consolidated under FIN46R; (3) cash and securities segregated and on deposit for regulatory and other purposes; and (4) goodwill and intangibles. The amount of adjusted assets is presented to assist the reader in comparing the IB’s asset and capital levels to other investment banks in the securities industry. Asset to equity leverage ratios are commonly used as one measure to assess a company’s capital adequacy. The IB believes an adjusted asset amount, which excludes certain assets considered to have a low risk profile, provides a more meaningful measure of balance sheet leverage in the securities industry. See page 37 for a discussion of the Firm’s overall capital adequacy and capital management.

(g)	Equity includes $15.7 billion of economic risk capital assigned to the IB for the three months ended September 30, 2004.
(h)
Nonperforming loans include loans held for sale of $4 million and $138 million as of September 30, 2004, and September 30, 2003, respectively. These amounts are not included in the allowance coverage ratios and net charge-off rates.

(i)	Includes all mark-to-market trading activities, plus available-for-sale securities held for IB investing purposes.
(j)
Includes VAR on derivative credit valuation adjustments, credit valuation adjustment hedges and mark-to-market loan hedges, which are reported in Trading revenue. This VAR does not include the accrual loan portfolio, which is not marked to market.

Quarterly Results

Operating earnings were $627 million, down 10% from the prior year. These results were positively affected by the Merger with Bank One, offset by weak trading results in Fixed income markets.

Revenues of $2.7 billion were down 3%. Investment banking fees of $911 million increased by 43%, due to continued strength in debt underwriting and advisory fees, relatively flat equity underwriting fees and the Merger. Fixed income market revenues of $1.1 billion were down 23%, or $336 million, primarily reflecting lower trading results. Equity markets revenues increased by 46% to $455 million, due to higher trading revenues. Credit portfolio revenues of $220 million were down 44%, reflecting lower net interest income and lending fees and lower gains from securities acquired from loan workouts, partially offset by revenue from the Merger.

The provision for credit losses was a benefit of $151 million, reflecting continued favorable credit performance.

Noninterest expenses, at $1.9 billion, were up 6%, due to the Merger, increased personnel costs, higher technology costs and higher legal costs. These increases were partially offset by reduced levels of performance-related incentive compensation.

Year-to-date Results

Year-to-date operating earnings of $2.3 billion increased by 15% compared with the prior year primarily driven by a reduction in the Provision for credit losses. On a year-to-date basis, ROE of 19% was up from the prior year’s first nine months, primarily due to lower equity driven by reduced credit risk capital.

Year-to-date operating revenues of $9.4 billion were down 4% from the prior year primarily due to lower Fixed income trading results and Credit portfolio revenues, partially offset by increases in Investment banking fees and Equity market revenues, as well as the Merger. The Fixed income markets revenue decline was driven by lower trading results. Credit portfolio revenues were down due to lower net interest income and lending fees, due to lower loan balances, and lower gains from workouts. The increases in Investment banking fees and Equity markets revenue were the result of stronger client activity.

For the first nine months of 2004, noninterest expense of $6.3 billion was down 3% from last year. The expense decline from 2003 was driven by lower incentives resulting from lower financial performance, in addition to the Enron-related litigation reserve in 2003 of $100 million, and real estate write-offs in 2003. Partially offsetting these reductions were higher expenses associated with strategic investments, amortization of restricted stock and options expense, increased legal fees and the Merger.

Year-to-date, the provision for credit losses was a benefit of $467 million, compared with $60 million of Provision for credit losses in the first nine months of 2003. The improvement in the provision was the result of a $662 million decline in net charge-offs, partially offset by lower credit reserve releases from moderating improvement in the overall credit quality of the portfolio. For additional information, see Credit risk management on pages 42–53 of this Form 10-Q.

Composition of Revenue

				Asset
		Trading-	Lending &	management,
	Investment	related	deposit-	administration	Other		Total net
(in millions)	banking fees	revenue	related fees	and commissions	Income	NII	revenue

Third quarter 2004
Investment banking	$911	$—	$—	$—	$—	$—	$911
Fixed income markets	—	657	69	54	154	181	1,115
Equities markets	—	220	—	252	(29)	12	455
Credit portfolio	—	(35)	86	7	(34)	196	220

Total	$911	$842	$155	$313	$91	$389	$2,701

Third quarter 2003 (a)
Investment banking	$639	$—	$—	$—	$—	$—	$639
Fixed income markets	—	1,163	29	80	42	137	1,451
Equities markets	—	97	—	225	(27)	17	312
Credit portfolio	—	(17)	86	9	35	277	390

Total	$639	$1,243	$115	$314	$50	$431	$2,792

				Asset
		Trading-	Lending &	management,
	Investment	related	deposit-	administration	Other		Total net
(in millions)	banking fees	revenue	related fees	and commissions	Income	NII	revenue

Nine months ended September 30, 2004 (b)
Investment banking	$2,492	$—	$—	$—	$—	$—	$2,492
Fixed income markets	—	3,835	123	222	215	389	4,784
Equities markets	—	469	—	809	(80)	50	1,248
Credit portfolio	—	50	240	23	15	552	880

Total	$2,492	$4,354	$363	$1,054	$150	$991	$9,404

Nine months ended September 30, 2003 (a)
Investment banking	$2,031	$—	$—	$—	$—	$—	$2,031
Fixed income markets	—	4,857	75	267	63	346	5,608
Equities markets	—	460	—	614	(52)	66	1,088
Credit portfolio	—	(136)	234	27	27	907	1,059

Total	$2,031	$5,181	$309	$908	$38	$1,319	$9,786

(a)	Heritage JPMorgan Chase only.
(b)	Includes three months of the combined Firm’s activity and six months of heritage JPMorgan Chase activity.

According to Thomson Financial, for the first nine months of 2004 compared with full-year 2003, the Investment Bank increased its market share of U.S. initial public offerings to #4 from #15, with the Firm moving to #5 from #4 in the U.S. Equity & Equity-related category. The IB maintained its #1 ranking in U.S. syndicated loans, with a 33% market share year-to-date, and its #3 position in Global debt, Equity and Equity-related.

	Nine months ended	Full year
Market Share/Rankings (a)	September 30, 2004	2003

Global debt, equity and equity-related	7% / #3	8% / #3
Global syndicated loans	20% / #1	20% / #1
Global long-term debt	7% / #2	8% / #2
Global equity and equity-related	6% / #6	8% / #4
Global announced M&A	24% / #2	16% / #4
U.S. debt, equity and equity-related	8% / #5	9% / #3
U.S. syndicated loans	33% / #1	35% / #1
U.S. long-term debt	8% / #3	10% / #3
U.S. equity and equity-related	8% / #5	11% / #4
U.S. announced M&A	27% / #1	13% / #8

(a)
Derived from Thomson Financial Securities data. Global announced M&A is based on rank value; all other rankings are based on proceeds, with full credit to each book manager/equal if joint. Because of joint assignments, market share of all participants will add up to more than 100%. The market share and rankings are presented on a combined basis for all periods presented reflecting the merger of JPMorgan Chase and Bank One, as disclosed by Thomson Financial Securities data.

Outlook: The Investment Bank remains cautious about trading revenues. The investment banking pipeline for underwriting and mergers and acquisition advisory activities, while lower than levels at the beginning of the third quarter, remains at significantly higher levels than a year ago. Realization of revenues in the Investment Bank fee pipeline is uncertain and can be impacted by changes in market conditions.

RETAIL FINANCIAL SERVICES

RFS includes Home Finance, Consumer & Small Business Banking, Auto & Education Finance and Insurance. RFS provides consumers and small businesses a broad range of financial products and services including deposits, investments, loans and insurance. Through Consumer & Small Business Banking, the Firm has the fourth largest branch network in the United States, covering 17 states with 2,467 branches and 6,587 ATMs. Home Finance is a leading provider of consumer real estate loan products and is one of the largest originators and servicers of home mortgages. Auto & Education Finance is the largest bank originator of automobile loans as well as a top provider of loans to college students. Through its Insurance operations, the company sells and underwrites an extensive range of financial protection and investment alternatives, including life insurance, annuities and debt protection products.

The following table reflects selected financial data of RFS:

	H-JPMC Only				Nine months ended September 30, (a)
(in millions, except headcount and ratio data)	3Q 2004	3Q 2003	Change		2004	2003	Change

Revenue
Lending & deposit related fees	$395	$125	216%		$640	$360	78%
Asset management, administration and commissions	331	86	285		526	262	101
Securities / private equity gains (losses)	6	(62)	NM		6	363	(98)
Mortgage fees and related income	255	12	NM		875	765	14
Credit card income	89	27	230		133	83	60
Other income	18	(4)	NM		4	(13)	NM

Subtotal	1,094	184	495		2,184	1,820	20
Net interest income	2,706	1,345	101		5,062	3,886	30

Total net revenue	3,800	1,529	149		7,246	5,706	27
Provision for credit losses	239	158	51		371	449	(17)
Noninterest expense
Compensation expense	855	381	124		1,814	1,252	45
Noncompensation expense	1,250	704	78		2,661	2,046	30
Amortization of intangibles	133	1	NM		135	3	NM

Total noninterest expense	2,238	1,086	106		4,610	3,301	40
Operating earnings before income tax expense	1,323	285	364		2,265	1,956	16
Income tax expense	501	104	382		841	714	18

Operating earnings	$822	$181	354		$1,424	$1,242	15
Financial ratios
ROE	25%	16%	900	bp	24%	41%	(1,700	)bp
ROA	1.44	0.46	98		1.11	1.13	(2)
Overhead ratio	59	71	(1,200)		64	58	600
Selected balance sheet (ending)
Total assets	$227,952	NA	NM		$227,952	NA	NM
Loans (b)	201,116	$133,828	50%		201,116	$133,828	50%
Core deposits (c)	154,986	NA	NM		154,986	NA	NM
Total deposits	180,727	NA	NM		180,727	NA	NM
Selected balance sheet (average)
Total assets	$227,716	$155,247	47		$171,585	$146,425	17
Loans (d)	198,244	127,601	55		149,454	118,364	26
Core deposits (c)	159,197	85,059	87		108,274	80,478	35
Total deposits	183,921	94,563	94		122,451	90,334	36
Equity	13,050	4,422	195		7,764	4,095	90
Headcount	60,691	32,271	88

	H-JPMC Only				Nine months ended September 30, (a)
(in millions, except headcount and ratio data)	3Q 2004	3Q 2003	Change		2004	2003	Change

Credit data and quality statistics
Net charge-offs	$219	$92	138		$384	$277	39
Nonperforming loans	1,308	592	121		1,308	592	121
Nonperforming assets	1,557	783	99		1,557	783	99
Allowance for loan losses	1,764	1,126	57		1,764	1,126	57
Net charge-off rate (d)	0.47%	0.37%	10	bp	0.38%	0.40%	(2	)bp
Allowance for loan losses to ending loans (b)	0.94	1.12	(18)		0.94	1.12	(18)
Allowance for loan losses to nonperforming loans (e)	143	201	(5,800)		143	201	(5,800)
Nonperforming loans to total loans	0.65	0.44	21		0.65	0.44	21

(a)	2004 year-to-date results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results, while 2003 year-to-date results include heritage JPMorgan Chase only.
(b)	End of period loans include loans held for sale of $12,816 million and $32,857 million at September 30, 2004 and 2003, respectively. Those amounts are not included in the allowance coverage ratios.
(c)	Includes demand and savings deposits.
(d)
Average loans include loans held for sale of $14,479 million and $30,178 million at September 30, 2004 and 2003, respectively. The year-to-date average loans held for sale are $15,140 million and $26,683 million for 2004 and 2003, respectively. These amounts are not included in the net charge-off rate.

(e)	Nonperforming loans include loans held for sale of $74 million and $33 million at September 30, 2004 and 2003, respectively. These amounts are not included in the allowance coverage ratios.

Quarterly Results

Operating earnings were $822 million compared with $181 million in the prior year. The primary reason for growth was the Merger. Other factors affecting performance included growth in loan and deposit balances, higher margin and fee income on deposit products, and improved secondary marketing in the prime mortgage business.

Total revenue increased to $3.8 billion, up from $1.5 billion. Net interest income of $2.7 billion, up from $1.3 billion, benefited from the Merger and growth in retained loan and core deposit balances, as well as wider spreads on deposit products. Noninterest revenue of $1.1 billion, up from $184 million, benefited from the Merger, higher deposit-related fees and higher revenue associated with hedging of the prime mortgage pipeline and warehouse, reflective of hedging losses in the prior year. Both components of total revenue included declines related to lower prime mortgage originations.

The provision for credit losses totaled $239 million, compared with $158 million last year, reflecting the Merger. Credit quality trends remain favorable.

Expenses rose to $2.2 billion from $1.1 billion, primarily due to the Merger.

Year-to-date Results

Operating earnings were $1.4 billion, up from $1.2 billion a year ago. The increase was largely due to the Merger, but also reflected growth in loan and deposit balances, higher margin and fee income on deposit products and improvement in credit costs from the year-ago period. These were partially offset by revenue decreases in the Home and Auto Finance businesses.

Total revenue rose to $7.2 billion, from $5.7 billion in the prior year. Net interest income increased to $5.1 billion compared with $3.9 billion primarily due to the Merger, growth in retained loan and deposit balances, and wider spreads on deposit products. Noninterest revenue increased to $2.2 billion from $1.8 billion due to the Merger. Higher deposit-related fees were offset by a decline in revenue as a result of lower prime mortgage originations.

The provision for credit losses of $371 million was down from $449 million in the year-ago period despite the Merger. This was a result of lower credit costs in the Home and Auto Finance portfolios.

Noninterest expenses totaled $4.6 billion, up from $3.3 billion in the prior year. The increase was primarily due to the Merger, but also included incremental costs associated with the realignment of resources in the Home Finance business in response to lower business volumes.

Outlook: Operating results for Retail Financial Services are expected to moderate, as Home Finance earnings are likely to decline due to a market-driven drop in mortgage originations. The drop in revenue at Home Finance will be partially mitigated by ongoing efforts to bring expenses in line with lower expected origination volumes. Earnings in the Auto & Education Finance business will remain under pressure as well given the competitive nature of the current operating environment. Growth is expected to continue in Consumer & Small Business Banking, with increases in core deposits and associated revenue partially offset by ongoing investments in the branch distribution network. New branch openings should continue at a pace consistent with prior quarters. Expanded hours and realigned compensation plans for heritage Chase branches are expected to provide improvements in productivity and incremental net revenue growth. Across all RFS businesses, credit quality trends remain stable with credit costs expected to moderate slightly in the near future.

Home Finance

Home Finance is comprised of two key business segments: Prime Production & Servicing and Consumer Real Estate Lending. The Prime Production & Servicing segment includes the operating results associated with the origination, sale and servicing of prime mortgages. Consumer Real Estate Lending reflects the results of loans secured by real estate made to consumers that are held by the Firm for investment purposes. These include fixed and adjustable-rate first mortgage loans, home equity lines and loans, and manufactured housing loans, a product the Firm stopped originating earlier this year.

The following table sets forth key financial and business-related components of the Home Finance business:

	H-JPMC Only				Nine months ended September 30, (a)
(in millions, except ratios and where otherwise noted)	3Q 2004	3Q 2003	Change		2004	2003	Change

Prime production and servicing
Production	$168	$25	NM		$532	$1,021	(48)%
Servicing
Mortgage servicing revenue, net of amortization	134	168	(20)%		482	312	54
MSR, net of hedging	153	89	72		300	790	(62)

Total Revenue	455	282	61		1,314	2,123	(38)
Noninterest expense	296	293	1		849	813	4
Operating earnings	103	(9)	NM		296	828	(64)
Consumer real estate lending
Net revenue	$704	$404	74		$1,651	$1,055	56
Provision for credit losses	65	61	7		94	227	(59)
Noninterest expense	264	156	69		639	430	49
Operating earnings	237	124	91		586	266	120
Total home finance
Total revenue	1,159	686	69		2,965	3,178	(7)
Provision for credit losses	65	61	7		94	227	(59)
Noninterest expense	560	449	25		1,488	1,243	20
Operating earnings	340	115	196		882	1,094	(19)

Origination volume by channel (in billions)
Retail	$19.7	$29.7	(34)		$55.7	$74.2	(25)
Wholesale	11.6	22.8	(49)		36.8	54.5	(32)
Correspondent	5.4	15.5	(65)		18.6	35.2	(47)
Correspondent negotiated transactions	11.3	25.7	(56)		31.5	69.3	(55)

Total	48.0	93.7	(49)		142.6	233.2	(39)
Origination volume by business (in billions)
Mortgage	$34.1	$86.3	(60)		$112.2	$215.8	(48)
Home equity	13.9	7.4	88		30.4	17.4	75

Total	48.0	93.7	(49)		142.6	233.2	(39)
Business metrics (in billions)
Loans serviced (ending)	$553.5	$454.9	22		$553.5	$454.9	22
MSR net carrying value (ending)	5.2	4.0	30		5.2	4.0	30
End of period loans owned
Mortgage loans held for sale	9.5	31.4	(70)		9.5	31.4	(70)
Mortgage loans retained	46.5	33.6	38		46.5	33.6	38
Home equity and other loans	67.3	21.6	212		67.3	21.6	212

Total end of period loans owned	123.3	86.6	42		123.3	86.6	42
Average loans owned
Mortgage loans held for sale	10.9	28.5	(62)		12.9	24.9	(48)
Mortgage loans retained	44.0	32.8	34		40.2	29.2	38
Home equity and other loans	66.2	20.1	229		38.8	18.9	105

Total average loans owned	121.1	81.4	49		91.9	73.0	26
Overhead ratio	48%	65%	(1,700	) bp	50%	39%	1,100	bp

	H-JPMC Only				Nine months ended September 30, (a)
(in millions, except ratios and where otherwise noted)	3Q 2004	3Q 2003	Change		2004	2003	Change

Credit quality statistics
30+ day delinquency rate	1.50%	2.05%	(55)		1.50%	2.05%	(55)
Net charge-offs	$6	$4	50%		$14	$18	(22)%
Mortgage
Home equity and other loans	57	26	119		105	80	31

Total net charge-offs	63	30	110		119	98	21
Net charge-off rate
Mortgage	0.05%	0.05%	—	bp	0.05%	0.08%	(3	)bp
Home equity and other loans	0.34	0.51	(17)		0.36	0.57	(21)
Total net charge-off rate (b)	0.23	0.22	1		0.20	0.27	(7)
Nonperforming assets	$997	$542	84%		$997	$542	84%
(a)	2004 year-to-date results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results, while 2003 year-to-date results include heritage JPMorgan Chase only.
(b)	Excludes mortgage loans held for sale.

Quarterly Results

Home Finance operating earnings were $340 million, up from $115 million last year. Total revenues were $1.2 billion, up from $686 million. Operating earnings for the prime production and servicing segment were $103 million. Growth in this segment reflected improved performance in secondary marketing activities, a result of losses associated with hedging the pipeline and warehouse in the prior year. This was partially offset by lower prime mortgage production revenue. Earnings for the Consumer Real Estate Lending segment increased to $237 million. Growth over the prior year was largely due to the Merger, but also reflected higher retained loan balances.

Year-to-date Results

The decrease in operating earnings of $882 million from $1.1 billion in the year-ago period was the result of significantly lower origination volume and lower mortgage servicing rights (“MSRs”) hedging results, partially offset by the Merger, higher retained loan balances and improved credit trends in 2004.

Operating earnings in the Prime Production & Servicing segment dropped to $296 million from $828 million in the prior year. This was due to a decline in mortgage originations, which resulted in total revenue in this segment dropping to $1.3 billion from $2.1 billion in the prior year. The drop in revenue also included reduced earnings derived from the risk management activities associated with the MSR asset, $300 million in the current period versus $790 million in the prior year. Noninterest expense totaled $849 million up from $813 million in the year ago period. The increase reflected costs to realign resources with declining prime mortgage origination volume and higher marketing expenses.

Operating earnings for the Consumer Real Estate Lending segment rose to $586 million from $266 million in the prior year. The increase was largely due to the acquisition of the Bank One home equity lending business, but also reflected growth in retained loan balances. These factors contributed to total revenue rising to $1.7 billion from $1.1 billion. The provision for credit losses of $94 million decreased from $227 million a year ago due to improved credit quality and lower delinquencies, partially offset by the Merger. Noninterest expenses totaled $639 million up from $430 million in the year ago period, largely due to the Merger.

The table below reconciles management’s disclosure on Home Finance’s business to the reported U.S. GAAP line items shown on the Consolidated statement of income and in the related Notes to Consolidated financial statements:

	Prime production and servicing		Consumer real estate lending		Total revenue
(in millions)	3Q 2004	3Q 2003(a)	3Q 2004	3Q 2003(a)	3Q 2004	3Q 2003(a)

Net interest income	$183	$425	$732	$312	$915	$737
Securities / private equity gains (losses)	5	(63)	—	—	5	(63)
Mortgage fees and related income	267	(80)	(28)	92	239	12

Total	$455	$282	$704	$404	$1,159	$686

	Prime production and servicing		Consumer real estate lending		Total revenue
	Nine months ended Sept. 30, (b)		Nine months ended Sept. 30, (b)		Nine months ended Sept. 30, (b)
(in millions)	2004	2003	2004	2003	2004	2003

Net interest income	$568	$1,216	$1,538	$851	$2,106	$2,067
Securities / private equity gains (losses)	1	345	—	—	1	345
Mortgage fees and related income	745	562	113	204	858	766

Total	$1,314	$2,123	$1,651	$1,055	$2,965	$3,178
(a)	Heritage JPMorgan Chase only.
(b)	2004 year-to-date results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results, while 2003 year-to-date results include heritage JPMorgan Chase only.

The decline in the Net interest income component of Prime Production & Servicing revenue from the third quarter and year-to-date 2003 is primarily due to a lower level of both mortgage loans held for sale and AFS securities used to manage the interest rate risk associated with the MSR asset. The improvement in the Mortgage fees and related income component of Prime Production & Servicing revenue from the third quarter and year-to-date 2003 reflects losses in hedging the pipeline and warehouse in 2003. Lastly, the use of differing risk management strategies to manage the interest rate risk in the MSR asset in response to changing market conditions impacts the line items in which these results are reported. Consequently, current results may not be indicative of a particular trend.

MSR Hedging Results

The following table details the amounts shown as MSR, net of hedging in the Home Finance business:

	Three months ended September 30,		Nine months ended September 30,(b)
(in millions)	2004	2003(a)	2004	2003

SFAS 133 hedge — MSR valuation adjustments	$(931)	$(20)	$(804)	$(502)
SFAS 133 hedge — derivative valuation adjustments	899	(230)	563	684
SFAS 140 — MSR recovery (impairment)	205	371	678	(54)
Other risk management gains (losses) (c)	(20)	(32)	(137)	662

MSR, net of hedging	$153	$89	$300	$790
(a)	Heritage JPMorgan Chase only.
(b)	Year-to-date 2004 results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results, while 2003 year-to-date results include heritage JPMorgan Chase only.
(c)	Includes gains, losses and interest income associated with derivatives not designated as a hedge, and securities classified as both trading and available for sale.

In its risk management activities, Home Finance uses a combination of derivatives, AFS securities and trading instruments to manage changes in the fair value of the MSR asset. The intent is to offset any changes in the fair value of the MSR asset with changes in the fair value of the related risk management instrument. During the third quarter of 2004, negative MSR valuation adjustments of $726 million were offset by $879 million of aggregate risk management gains, including net interest earned on AFS securities. For a further discussion of the most significant assumptions used to value the MSR asset, please see “MSRs and certain other retained interests” in the Critical Accounting Estimates used by the Firm section and in Notes 13 and 16 on pages 100–103 and 107–109 of JPMorgan Chase’s 2003 Annual Report.

Consumer & Small Business Banking

The following table sets forth key financial and business-related components of the Consumer & Small Business Banking business:

	H-JPMC Only				Nine months ended September 30,(a)
(in millions, except ratios)	3Q 2004	3Q 2003	Change		2004	2003	Change

Net revenue	$2,076	$599	247%		$3,280	$1,807	82%
Provision for credit losses	79	36	119		126	58	117
Noninterest expense	1,379	541	155		2,619	1,778	47
Operating earnings	$377	$14	NM		$330	$(16)	NM
Business metrics (in billions)
End of period balances
Small business loans	$12.4	$2.1	490		$12.4	$2.1	490
Consumer and other loans (b)	2.3	2.3	—		2.3	2.3	—

Total loans	14.7	4.4	234		14.7	4.4	234
Core deposits (c)	144.9	66.8	117		144.9	66.8	117
Total deposits	176.6	75.9	133		176.6	75.9	133
Average balances
Small business loans	12.4	2.1	490		5.1	2.1	143
Consumer and other loans (b)	2.3	2.0	15		2.6	2.0	30

Total loans	14.7	4.1	259		7.7	4.1	88
Core deposits (c)	148.2	65.8	125		97.2	64.0	52
Total deposits	172.9	75.2	130		111.3	73.7	51
Number of:
Branches	2,467	560	1,907	#	2,467	560	1,907	#
ATMs	6,587	1,954	4,633		6,587	1,954	4,633
Personal bankers	5,341	1,760	3,581		5,341	1,760	3,581
Personal checking accounts (in thousands)	7,222	2,007	5,215		7,222	2,007	5,215
Business checking accounts (in thousands)	891	348	543		891	348	543
Online customers (in thousands)	6,084	NA	NM		6,084	NA	NM
Debit cards issued (in thousands)	8,282	2,381	5,901		8,282	2,381	5,901
Overhead ratio	66%	90%	(2,400	)bp	80%	98%	(1,800	)bp
Retail brokerage business metrics
Investment sales volume	$2,563	$857	199%		$4,554	$2,655	72%
Number of dedicated investment sales representatives	1,393	346	303		1,393	346	303
Credit quality statistics
Net charge-offs
Small business	$24	$9	167		$45	$27	67%
Consumer and other loans	36	10	260		53	24	121

Total net charge-offs	60	19	216		98	51	92
Net charge-off rate
Small business	0.77%	1.70%	(93	)bp	1.18%	1.72%	(54	)bp
Consumer and other loans	6.23	1.98	425		2.72	1.60	112
Total net charge-off rate	1.62	1.84	(22)		1.70	1.66	4
Nonperforming assets	$313	$91	244%		$313	$91	244%
(a)	2004 year-to-date results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results, while 2003 year-to-date results include heritage JPMorgan Chase only.
(b)	Primarily community development loans.
(c)	Includes demand and savings deposits.

Quarterly Results

Consumer & Small Business operating earnings totaled $377 million, up from $14 million last year. While growth largely reflected the inclusion of the Bank One retail franchise, it also benefited from strong deposit growth and wider spreads. The provision for credit losses increased to $79 million reflecting portfolio write-downs in both the small business and community development loan portfolios.

Year-to-date Results

Operating earnings totaled $330 million, up from a loss of $16 million in the prior year period. The increase is largely due to the Merger, but also reflected higher core deposits, wider spreads on these balances, and higher banking and deposit fee income.

These benefits were partially offset by higher credit costs.

Total revenue was $3.3 billion compared with $1.8 billion in the prior year. While the increase is primarily attributable to the Merger, revenue also benefited from higher deposit balances and wider spreads on deposits, as well as higher banking and deposit fees.

The provision for credit losses increased to $126 million from $58 million in the first nine months of 2004. The increase primarily reflected the need to build the allowance for credit losses in small business and community development loan portfolios in the third quarter of 2004, and to a lesser extent, the Merger.

The increase in expenses in 2004 to $2.6 billion from $1.8 billion in the year ago period was almost entirely attributable to the Merger. Incremental expense from investments in the distribution network was also a contributing factor.

Auto & Education Finance

The following table sets forth key financial and business-related components of Auto & Education Finance’s business:

	H-JPMC Only				Nine months ended September 30,(a)
(in millions, except ratios and where otherwise noted)	3Q 2004	3Q 2003	Change		2004	2003	Change

Net revenue	$397	$216	84%		$781	$635	23%
Provision for credit losses	95	61	56		151	164	(8)
Noninterest expense	163	74	120		324	214	51
Operating earnings	$85	$49	73		$186	$153	22
Business metrics (in billions)
End of period loans and lease receivables
Loans outstanding	$53.7	$33.0	63		$53.7	$33.0	63
Lease receivables	8.9	9.8	(9)		8.9	9.8	(9)

Total end of period loans and lease receivables	62.6	42.8	46		62.6	42.8	46
Average loans and lease receivables
Loans outstanding (average) (b)	52.9	32.2	64		41.1	31.4	31
Lease receivables (average)	9.2	9.9	(7)		9.1	9.8	(7)

Total average loans and lease receivables (b)	62.1	42.1	48		50.2	41.2	22
Overhead ratio	41%	34%	700	bp	41%	34%	700	bp
Credit quality statistics
30+ day delinquency rate	1.38%	1.12%	26		1.38%	1.12%	26
Net charge-offs
Loans	$83	$32	159%		$134	$97	38%
Lease receivables	13	11	18		33	31	6

Total net charge-offs	96	43	123		167	128	30
Net Charge-off Rate
Loans (b)	0.65%	0.42%	23	bp	0.46%	0.44%	2	bp
Lease receivables	0.56	0.44	12		0.48	0.42	6
Total net charge-off rate (b)	0.64	0.42	22		0.46	0.43	3
Nonperforming assets	$247	$150	65%		$247	$150	65%
(a)	2004 year-to-date results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results, while 2003 year-to-date results include heritage JPMorgan Chase only.
(b)
Average loans include loans held for sale of $2.2 billion and $1.7 billion at September 30, 2004 and 2003, respectively. The year-to-date average loans held for sale are $1.9 billion and $1.8 billion for 2004 and 2003, respectively. These are not included in the net charge-off rate.

Quarterly Results

Auto Finance operating earnings were $85 million, up from $49 million last year. The increase was primarily due to the Merger. Total revenue of $397 million reflected a competitive operating environment, which contributed to narrower spreads on new loans and reduced origination volumes.

Year-to-date Results

Operating earnings totaled $186 million, up from $153 million a year ago. The increase was due to the Merger and lower credit costs, partially offset by lower revenue given a competitive operating environment.

Total revenue increased to $781 million compared with $635 million in the prior year. This reflected the addition of Bank One, but was partially offset by a $40 million first quarter 2004 write-off of prepaid premiums for residual risk insurance, and a decline in margin revenue given a competitive operating environment that contributed to narrower spreads on new loans and reduced origination volumes in 2004.

Expenses increased to $324 million in the first nine months of 2004 compared with $214 million in the year ago period. This increase was largely due to the Merger.

The provision for credit losses totaled $151 million, down from $164 million a year ago. The decrease was primarily due to improved credit quality trends, partially offset by the Merger.

Insurance

The following table sets forth key financial and business-related components of the Insurance business:

	H-JPMC Only			Nine months ended September 30,(a)
(in millions, except ratios and where otherwise noted)	3Q 2004	3Q 2003	Change	2004	2003	Change

Insurance
Net revenue	$168	$28	500%	$220	$86	156%
Noninterest expense	136	22	NM	179	67	167
Operating earnings	20	3	NM	26	11	136
Memo:
Consolidated gross insurance-related revenue (b)	429	146	194	770	452	70
Business metrics — ending balances
Invested assets	$7,489	$1,458	414	$7,489	$1,458	414
Policy loans	398	—	NM	398	—	NM
Insurance Policy and Claims Reserves	7,477	1,019	NM	7,477	1,019	NM
Term life premiums — first year annualized	15	—	NM	15	—	NM
Policies in force — direct / assumed (in thousands)	2,633	655	302	2,633	655	302
Insurance in force — direct / assumed	274,390	32,434	NM	274,390	32,434	NM
Insurance in force — retained	76,727	32,434	137	76,727	32,434	137
Proprietary annuity sales	39	127	(69)	173	468	(63)
A.M. Best rating	A	A		A	A
(a)	2004 year-to-date results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results, while 2003 year-to-date results include heritage JPMorgan Chase only.
(b)	Includes revenue reported in the results of other businesses.

Quarterly and Year-to-date Results

Insurance operating earnings totaled $20 million and $26 million on gross revenues of $429 million and $770 million in the third quarter and first nine months of 2004, respectively. The increases in net revenue and expenses over the prior quarter and prior year periods were almost entirely due to the Merger.

CARD SERVICES

With approximately 96 million cards in circulation, JPMorgan Chase is the second largest issuer of credit cards in the United States and the largest merchant acquirer. JPMorgan Chase offers a wide variety of cards to satisfy the needs of its cardmembers, including cards issued on behalf of major airlines, hotels, universities, top retailers, other financial institutions and other well-known brands.

Through securitization the Firm transforms a substantial portion of its credit card receivables into securities, which are sold to investors. The credit card receivables are removed from the consolidated balance sheet through the transfer of principal credit card receivables to a trust and the sale of undivided interests to investors that entitle the investors to specific cash flows generated from the credit card receivables. The Firm retains the remaining undivided interests as seller’s interest, which is recorded in Loans on the Consolidated balance sheet. A gain or loss on the sale of credit card receivables to investors is recorded in Other income. Securitization also impacts the Firm’s consolidated income statement by reclassifying as credit card income, interest income, fee revenue, and recoveries in excess of interest paid to the investors, gross credit losses and other trust expenses related to the securitized receivables. For a reconciliation from reported to managed basis of Card Services results see page 27 of this Form 10-Q.

For information regarding loans and residual interests sold and securitized, see Note 12 on pages 73-76 of this Form 10-Q. The following table reflects selected financial data of CS on a managed basis:

		H-JPMC Only			Nine months ended September 30,(a)
(in millions, except headcount and ratios)	3Q 2004	3Q 2003	Change		2004	2003	Change

Revenue
Asset management, administration and commissions	$26	$25	4%		$75	$82	(9)%
Credit card income	784	236	232		1,293	659	96
Other income	44	13	238		86	31	177

Subtotal	854	274	212		1,454	772	88
Net interest income	2,917	1,291	126		5,461	3,757	45

Total net revenue	3,771	1,565	141		6,915	4,529	53
Managed provision for credit losses	1,662	705	136		3,116	2,112	48
Noninterest expense
Compensation expense	317	149	113		623	438	42
Noncompensation expense	926	337	175		1,660	991	68
Amortization of intangibles	194	65	198		318	195	63

Total noninterest expense	1,437	551	161		2,601	1,624	60
Operating earnings before income tax expense	672	309	117		1,198	793	51
Income tax expense	251	110	128		439	283	55

Operating earnings	$421	$199	112		$759	$510	49
Memo: net securitization gains (amortization)	$(2)	$1	NM		$(8)	$(3)	(167)
Financial metrics
ROE	14%	23%	(900	)bp	16%	20%	(400	)bp
Overhead ratio	38	35	300		38	36	200
% of average managed outstandings:
Net interest income	8.90	10.09	(119)		9.37	9.90	(53)
Managed provision for credit losses	5.07	5.51	(44)		5.35	5.57	(22)
Noninterest income	2.61	2.14	47		2.49	2.04	45
Risk adjusted margin	6.44	6.72	(28)		6.52	6.37	15
Noninterest expense	4.39	4.31	8		4.46	4.28	18
Pre-tax income	2.05	2.41	(36)		2.05	2.09	(4)
Operating earnings	1.28	1.55	(27)		1.30	1.34	(4)
Business metrics
Charge volume (in billions)	$73.3	$22.5	226%		$118.3	$64.7	83%
Net accounts opened (in thousands) (b)	2,755	1,080	155		4,794	3,153	52
Credit cards issued (in thousands)	95,946	34,649	177		95,946	34,649	177
Number of registered internet customers (in millions)	12.4	3.3	276		12.4	3.3	276
Merchant acquiring business
Bank card volume (in billions)	$123.5	$66.8	85		$260.3	$188.1	38
Total transactions (in millions)	3,972	1,845	115		7,604	5,187	47

		H-JPMC Only			Nine months ended September 30,(a)
(in millions, except headcount and ratio data)	3Q 2004	3Q 2003	Change		2004	2003	Change

Selected ending balances
Loans:
Loans on balance sheet	$60,241	$16,612	263%		$60,241	$16,612	263%
Securitized loans	71,256	34,315	108		71,256	34,315	108

Managed loans	$131,497	$50,927	158		$131,497	$50,927	158
Selected average balances
Managed assets	$136,753	$51,442	166		$80,211	$51,380	56
Loans:
Loans on balance sheet	$59,386	$17,249	244		$31,296	$17,995	74
Securitized loans	70,980	33,527	112		46,575	32,720	42

Managed loans	$130,366	$50,776	157		$77,871	$50,715	54
Equity	11,800	3,422	245		6,200	3,453	80
Headcount	20,473	10,575	94
Credit quality statistics
Net charge-offs	$1,598	$748	114		$3,086	$2,255	37
Net charge-off rate	4.88%	5.84%	(96	)bp	5.29%	5.94%	(65	)bp
Delinquency ratios
30+ days	3.81%	4.62%	(81)		3.81%	4.62%	(81)
90+ days	1.75	2.08	(33)		1.75	2.08	(33)
Allowance for loan losses	$2,273	$1,175	93%		$2,273	$1,175	93%
Allowance for loan losses to period-end loans (c)	3.77%	7.07%	(330	)bp	3.77%	7.07%	(330	)bp

(a)	2004 year-to-date results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results, while 2003 year-to-date results include heritage JPMorgan Chase only.
(b)	Net accounts opened includes originations, purchases and sales.
(c)
The heritage Bank One seller’s interest was decertificated effective July 1, 2004, and is reported in Loans on the balance sheet. As a result, the Allowance for loan losses to period-end loans ratio for the third quarter 2004 declined as the remaining portion of the decertificated seller’s interest is recorded at fair value without a corresponding allowance for loan loss at September 30, 2004.

Quarterly Results

Operating earnings were $421 million, up $222 million from the prior year primarily due to the Merger. In addition to the Merger, higher loan balances and charge volume positively affected results. Partially offsetting these benefits were increased marketing and a higher managed provision for credit losses.

Total revenue was $3.8 billion, up $2.2 billion, or 141%. Net interest income of $2.9 billion increased due to the Merger and higher loan balances. Noninterest income of $0.9 billion improved because of the Merger and higher charge volume, which generated increased interchange income. This was partially offset by higher volume-driven payments to partners and rewards expense.

The Managed provision for credit losses was $1.7 billion, primarily reflecting the Merger. Managed provision increased due to higher loan balances partially offset by lower credit losses. Managed credit ratios remained strong, benefiting from reduced bankruptcy filings. The managed net charge-off rate for the quarter was 4.88%. The 30-day managed delinquency ratio was 3.81%.

Expenses were $1.4 billion, up 161%, primarily related to the Merger. In addition to the Merger and the impact of amortization of purchased credit card relationships, expenses were up due to increased marketing expenses.

Year-to-date Results

Year-to-date operating earnings of $759 million increased $249 million or 49% compared with the prior year primarily due to the Merger. In addition to the Merger, higher loan balances and charge volume positively affected results. Partially offsetting this benefit was increased marketing spend and a higher managed provision for credit losses.

Year-to-date net revenue of $6.9 billion increased $2.4 billion or 53% compared with the prior year. Net interest income of $5.5 billion increased $1.7 billion or 45% primarily due to the Merger and higher loan balances and spread. Noninterest income of $1.5 billion increased $682 million or 88% primarily due to the Merger and higher charge volume, which generated increased interchange income. This was partially offset by higher volume-driven payments to partners under revenue-sharing agreements and rewards expenses.

Year-to-date operating expenses of $2.6 billion increased $977 million or 60% compared with the prior year primarily due to the Merger. In addition to the Merger and the impact of amortization of purchased credit card relationships, expenses were up due to the increased marketing spend.

Compared with the prior year, the year-to-date provision of $3.1 billion increased $1.0 billion, or 48%, primarily due to the Merger. In addition, the allowance for loan losses increased due to higher loan balances, partially offset by lower credit losses. Managed credit ratios remained strong, benefiting from reduced bankruptcy filings. The managed net charge-off rate declined to 5.29%, from 5.94% in the prior year. The 30-day delinquency ratio was 3.81%, down from 4.62% in the prior year.

The financial information presented below reconciles reported basis and managed basis to disclose the effect of securitizations.

		H-JPMC Only		Nine months ended September 30, (a)
(in millions)	3Q 2004	3Q 2003	Change	2004	2003	Change

Income statement data (b)
Credit card income
Reported data for the period	$1,632	$599	172%	$2,774	$1,670	66%
Securitization adjustments	(848)	(363)	(134)	(1,481)	(1,011)	(46)

Managed credit card income	$784	$236	232	$1,293	$659	96

Other income
Reported data for the period	$47	$27	74	$173	$73	137
Securitization adjustments	(3)	(14)	79	(87)	(42)	(107)

Managed other income	$44	$13	238	$86	$31	177

Net interest income
Reported data for the period	$1,138	$443	157	$2,006	$1,296	55
Securitization adjustments	1,779	848	110	3,455	2,461	40

Managed net interest income	$2,917	$1,291	126	$5,461	$3,757	45

Total net revenue (c)
Reported data for the period	$2,843	$1,094	160	$5,028	$3,121	61
Securitization adjustments	928	471	97	1,887	1,408	34

Managed total net revenue	$3,771	$1,565	141	$6,915	$4,529	53

Provision for credit losses
Reported data for the period	$734	$234	214	$1,229	$704	75
Securitization adjustments	928	471	97	1,887	1,408	34

Managed provision for credit losses	$1,662	$705	136	$3,116	$2,112	48

Balance sheet — average balances
Total average assets
Reported data for the period	$67,718	$18,945	257	$34,984	$19,379	81
Securitization adjustments	69,035	32,497	112	45,227	32,001	41

Managed average assets	$136,753	$51,442	166	$80,211	$51,380	56

Credit quality statistics
Net charge-offs
Reported net charge-offs data for the period	$670	$277	142	$1,199	$847	42
Securitization adjustments	928	471	97	1,887	1,408	34

Managed net charge-offs	$1,598	$748	114	$3,086	$2,255	37

(a)	2004 year-to-date results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results, while 2003 year-to-date results include heritage JPMorgan Chase only.
(b)
JPMorgan Chase uses the concept of “managed receivables” to evaluate the credit performance of the underlying credit card loans, both sold and not sold: as the same borrower is continuing to use the credit card for ongoing charges, a borrower’s credit performance will impact both the receivables sold under SFAS 140 and those not sold. Thus, in its disclosures regarding managed receivables, JPMorgan Chase treats the sold receivables as if they were still on the balance sheet in order to disclose the credit performance (such as Net charge-off rates) of the entire managed credit card portfolio. Operating results exclude the impact of credit card securitizations on revenue, the provision for credit losses, net charge-offs and receivables. Securitization does not change reported net income versus operating earnings; however, it does affect the classification of items on the Consolidated statement of income.

(c)	Includes Asset management, administration and commissions, Credit card income, Other income and Net interest income.

Outlook: Operating results for Card Services are expected to increase due to the seasonal nature of the credit card business. Higher interchange revenue will be partially offset by seasonally higher provision for credit losses.

COMMERCIAL BANKING

Commercial Banking was known prior to the Merger as Chase Middle Market and was a business within the former Chase Financial Services. Commercial Banking, either directly or through other lines of businesses, offers a broad array of products and services to its customer base, including lending and deposit, global cash management, treasury services, commercial card, investment banking and investment management. Commercial Banking’s customer base includes corporations, municipalities, financial institutions and not-for-profit entities with a significant portion of these customers using the Firm exclusively for their financial needs. The loan portfolio is diversified across a broad range of industries and geographic locations.

Commercial Banking includes three client segments: Middle Market Banking, Corporate Banking and Commercial Real Estate, and two product segments: Chase Business Credit (asset-based lending) and Chase Equipment Leasing.

Middle Market Banking generally serves companies with revenues between $10 million and $500 million and is the second largest middle market bank in terms of primary or lending relationships with a position in 10 of the top 25 major metropolitan areas in the U.S. Corporate Banking, which focuses on U.S. companies with revenues in excess of $500 million, delivers a broader range of traditional banking products and serves clients with more significant investment banking needs through a partnership between corporate and investment bankers and a regional coverage network. Commercial Real Estate serves investors and developers of for-sale housing, multifamily rental, retail, office and industrial properties. Chase Business Credit is a leading national provider of highly-structured asset-based financing, syndication and collateral analysis. Finally, Chase Equipment Leasing, which focuses on mid-to large-sized companies, finances a variety of equipment types and offers vendor programs for leading capital and technology equipment manufacturers and software companies. In addition to supporting Commercial Banking, Chase Equipment Leasing also serves as a product resource to the Private Bank, Private Client Services and the Investment Bank.

The following table reflects selected financial data of CB:

		H-JPMC Only		Nine months ended September 30, (a)
(in millions, except ratios and headcount)	3Q 2004	3Q 2003	Change	2004	2003	Change

Revenue
Lending & deposit related fees	$162	$82	98%	$294	$232	27%
Asset management, administration and commissions	12	5	140	20	15	33
Other income (b)	51	14	264	106	46	130

Subtotal	225	101	123	420	293	43
Net interest income	608	240	153	1,069	719	49

Total net revenue	833	341	144	1,489	1,012	47
Provision for credit losses	14	21	(33)	20	16	25
Noninterest expense
Compensation expense	176	82	115	312	219	42
Noncompensation expense	286	130	120	562	403	39
Amortization of intangibles	18	1	NM	18	3	500

Total noninterest expense	480	213	125	892	625	43
Operating earnings before income tax expense	339	107	217	577	371	56
Income tax expense	124	44	182	223	153	46

Operating earnings	$215	$63	241	$354	$218	62
Memo:
Revenue by:
Lending	$310	$97	220	$480	$301	59
Treasury & securities services	499	235	112	939	676	39
Investment banking	24	12	100	59	38	55
Other	—	(3)	NM	11	(3)	NM

Total Commercial Banking revenue	$833	$341	144	$1,489	$1,012	47

		H-JPMC Only			Nine months ended September 30, (a)
(in millions, except ratios and headcount)	3Q 2004	3Q 2003	Change		2004	2003	Change

Financial ratios
ROE	25%	24%	100	bp	29%	26%	300	bp
ROA	1.53	1.49	4		1.58	1.75	(17)
Overhead ratio	58	62	(400)		60	62	(200)
Selected balance sheet (average)
Total assets	$55,957	$16,775	234%		$29,921	$16,658	80%
Loans and leases	50,324	14,256	253		26,356	14,269	85
Deposits	64,796	33,728	92		46,550	32,501	43
Equity	3,400	1,050	224		1,654	1,103	50
Headcount	4,595	1,784	158
Credit data and quality statistics
Net charge-offs (recoveries)	$(13)	$30	NM		$16	$71	(77)
Nonperforming loans	579	156	271		579	156	271
Allowance for loan losses	1,350	142	NM		1,350	142	NM
Allowance for lending related commitments	164	28	486		164	28	486
Net charge-off rate	(0.10)%	0.83%	(93	)bp	0.08%	0.67%	(59	)bp
Allowance for loan losses to average loans	2.68	1.00	168		NM	1.00	NM
Allowance for loan losses to nonperforming loans	233	91	NM		233	91	NM
Nonperforming loans to average loans	1.15	1.09	6		NM	1.09	NM

(a)	2004 year-to-date results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results, while 2003 year-to-date results include heritage JPMorgan Chase only.
(b)	IB-related and commercial card revenues are included in Other income.

Quarterly Results

Operating earnings were $215 million, an increase of $152 million from the prior year, primarily due to the Merger.

Total net revenues of $833 million increased 144% from the third quarter, primarily as a result of the Merger. In addition to the overall increase related to the Merger, Net interest income of $608 million was positively affected by increased deposit balances and spreads. Noninterest income of $225 million was negatively affected by lower service charges on deposits resulting from a change in the calculation methodology and an increase in the payment of services with deposits, versus fees, due to rising interest rates and lower investment banking revenues, resulting from challenging market conditions.

Noninterest expenses of $480 million increased 125%, primarily related to the Merger.

Provision for credit losses was $14 million for the quarter. Net recoveries for the quarter were $13 million, reflecting the continued improvement in credit quality and a decline in nonperforming loans.

Year-To-Date Results

Operating earnings of $354 million increased 62%, primarily due to the Merger.

Operating revenues of $1.5 billion increased 47%, primarily as a result of the Merger. In addition to the overall increase related to the Merger, Net interest income of $1.1 billion was positively affected by increased deposit balances. Noninterest income of $420 million was negatively affected by lower service charges on deposits resulting from a change in the calculation methodology and an increase in the payment of services with deposits, versus fees, due to rising interest rates, and lower cash management fees. Partially offsetting these decreases were higher gains in the current year on the sale of loans and securities acquired in satisfaction of debt.

Operating expenses of $892 million, increased 43%, primarily related to the Merger.

Provision for credit losses was $20 million and net charge-offs were $16 million for the first three quarters of 2004, reflecting the continued improvement in credit quality and a decline in nonperforming loans.

Outlook: The Commercial Banking’s provision for loan losses is expected to increase from the current level and return to more normal levels over time.

TREASURY & SECURITIES SERVICES

Treasury & Securities Services (“TSS”) is a global leader in providing transaction, investment and information services to support the needs of issuers and investors worldwide. JPMorgan Chase is one of the world’s largest cash management providers and one of the world’s largest custodians. For a discussion of the profiles for each business within TSS, see pages 32-33 of JPMorgan Chase’s 2003 Annual Report. The following table sets forth selected financial data of TSS:

(in millions, except ratio and headcount data		H-JPMC Only			Nine months ended September 30, (a)
and where otherwise noted)	3Q 2004	3Q 2003	Change		2004	2003	Change

Revenue
Lending & deposit related fees	$218	$120	82%		$447	$355	26%
Asset management, administration and commissions	600	484	24		1,815	1,385	31
Other income	103	61	69		270	177	53

Subtotal	921	665	38		2,532	1,917	32
Net interest income	418	241	73		912	711	28

Total net revenue	1,339	906	48		3,444	2,628	31
Provision for credit losses	—	(1)	NM		4	1	300
Credit reimbursement to IB (b)	(43)	10	NM		(47)	31	NM
Noninterest expense
Compensation expense	472	310	52		1,158	927	25
Noncompensation expense	654	433	51		1,748	1,282	36
Amortization of intangibles	30	6	400		61	18	239

Total noninterest expense	1,156	749	54		2,967	2,227	33
Operating earnings before income tax expense	140	168	(17)		426	431	(1)
Income tax expense	44	53	(17)		131	132	(1)

Operating earnings	$96	$115	(17)		$295	$299	(1)
Revenue by business
Treasury Services (c)	$629	$303	108		$1,352	$889	52
Investor Services	404	370	9		1,255	1,068	18
Institutional Trust Services	306	233	31		837	671	25

Total net revenue	$1,339	$906	48		$3,444	$2,628	31
Memo
Treasury Services firmwide revenue (c)	$1,205	$570	111		$2,427	$1,653	47
Treasury & Securities Services firmwide revenue (c)	1,915	1,173	63		4,519	3,392	33
Financial ratios
ROE	20%	17%	300	bp	14%	15%	(100	)bp
Overhead ratio	86	83	300		86	85	100
Business metrics
Assets under custody (in billions)	$8,261	$6,926	19%
Selected balance sheet (average)
Total assets	$24,831	$17,564	41		$21,715	$17,828	22%
Loans	8,457	6,412	32		7,131	5,929	20
Deposits
U.S. deposits	90,466	58,061	56		76,742	52,049	47
Non-U.S. deposits	48,234	34,714	39		43,778	34,162	28

Total deposits	138,700	92,775	50		120,520	86,211	40
Equity	1,900	2,627	(28)		2,761	2,737	1
Headcount	22,246	14,784	50

(a)	2004 year-to-date results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results, while 2003 year-to-date results include heritage JPMorgan Chase only.
(b)
Management has charged TSS a credit reimbursement, which is the pre-tax amount of earnings, less cost of capital, related to certain exposures managed within the IB credit portfolio on behalf of clients shared with TSS.

(c)
TSS and Treasury Services firmwide revenues include TS revenues recorded in certain other lines of business. Revenue associated with Treasury Services’ customers who are also customers of the Commercial Banking, Consumer & Small Business Banking and Asset & Wealth Management lines of business are reported in these other lines of business and are excluded from Treasury Services as follows:

(in millions)	3Q 2004	3Q 2003	Change	2004	2003	Change
Treasury Services Revenue Reported in Commercial Banking	$499	$235	112%	$939	$676	39%
Treasury Services Revenue Reported in Other Lines of Business	77	32	141	136	88	55

Note: Foreign exchange revenues are apportioned between TSS and the IB, and only TSS’s share is included in TSS Firmwide Revenue.

Quarterly Results

Operating earnings for the quarter were $96 million, down $19 million compared with the prior year. Results were negatively affected by an $85 million pre-tax software charge and incremental merger-related operating costs, partially offset by the Merger, the prior acquisition of the Corporate Trust business of Bank One (November 2003) and the acquisition of EFS.

TSS net revenue increased by 48% to $1.3 billion. The increase reflected the benefit of acquisitions; growth in net interest income due to average deposit balances increasing to $139 billion; and a July 1, 2004, change in corporate deposit pricing methodology. Net revenue also benefited from a 19% growth in assets under custody to $8.3 trillion, reflecting market appreciation and underlying business growth. While asset servicing revenues declined, trade-related products, commercial card and global equity volumes led to increased revenue.

Treasury Services revenue grew to $629 million, Investor Services to $404 million and Institutional Trust Services to $306 million. TSS firmwide revenue, which includes reported TSS net revenue and Treasury Services net revenue recorded in certain other lines of business, grew 63% to $1.9 billion.

Credit reimbursement to the Investment Bank was $43 million, compared with a credit of $10 million; this was principally due to the Merger and a change in methodology. Management charges TSS a credit reimbursement, which is the pre-tax amount of earnings less cost of capital, related to certain exposures managed within the IB credit portfolio on behalf of clients shared with TSS.

Expenses totaled $1.2 billion compared with $749 million in the prior year. The increase reflected acquisitions, the $85 million software charge, increases in compensation and technology-related expenses and incremental merger-related operating costs.

Year-to-date Results

For the first nine months of 2004, operating earnings of $295 million were relatively flat compared with the prior year. Results were impacted by $144 million of pre-tax software charges and incremental merger-related operating costs, partially offset by the Merger, and prior acquisitions of the Corporate Trust business of Bank One and EFS.

Net revenue of $3.4 billion was 31% higher compared with the prior year. This increase was attributable to acquisitions, higher average deposit balances, increased custody fees driven by market appreciation and new business and volume growth from existing clients.

TSS firmwide revenue of $4.5 billion was up 33% over the same period last year.

For the first nine months of 2004, credit reimbursement to the Investment Bank was $47 million, compared with a credit of $31 million for the first nine months of 2003, resulting from the Bank One acquisition and a change in methodology.

On a year-to-date basis, expenses of $3.0 billion were 33% higher compared with the prior year driven by acquisitions, software charges coupled with increases in compensation and technology-related expenses and incremental merger-related operating costs.

ASSET & WEALTH MANAGEMENT

Asset & Wealth Management (“AWM”), known prior to the Merger as Investment Management & Private Banking, provides investment and wealth management services to institutional, high-net-worth and retail investors and their advisors. For wealthy individuals and families, JPMorgan Chase offers personalized financial solutions that integrate investment management, capital markets, trust and banking products. JPMorgan Chase provides retirement plan services, mutual funds and brokerage for retail customers.

For a discussion of the business profile of AWM, see pages 34–35 of JPMorgan Chase’s 2003 Annual Report. The following table reflects selected financial data of AWM:

	H-JPMC Only				Nine months ended September 30, (a)
(in millions, except ratio and headcount data)	3Q 2004	3Q 2003	Change		2004	2003	Change

Revenue
Lending & deposit related fees	$10	$5	100%		$18	$14	29%
Asset management, administration and commissions	859	585	47		2,188	1,629	34
Other income	55	49	12		155	118	31

Subtotal	924	639	45		2,361	1,761	34
Net interest income	269	121	122		508	364	40

Total net revenue	1,193	760	57		2,869	2,125	35
Provision for credit losses	1	(7)	NM		7	(1)	NM
Noninterest expense
Compensation expense	452	320	41		1,120	904	24
Noncompensation expense	409	313	31		1,066	928	15
Amortization of intangibles	23	2	NM		28	6	367

Total noninterest expense	884	635	39		2,214	1,838	20
Operating earnings before income tax expense	308	132	133		648	288	125
Income tax expense	111	47	136		230	107	115

Operating earnings	$197	$85	132		$418	$181	131
Financial ratios
ROE	33%	6%	2,700	bp	13%	4%	900	bp
Overhead ratio	74	84	(1,000)		77	86	(900)
Revenue by client segment
Institutional	$287	$181	59%		$698	$523	33%
Private bank	383	364	5		1,127	1,053	7
Private client services	251	20	NM		290	59	392
Retail	272	195	39		754	490	54

Total Net Revenue	$1,193	$760	57		$2,869	$2,125	35
Selected balance sheet (average)
Total assets	$39,882	$33,290	20		$36,765	$33,657	9
Loans	25,408	16,237	56		20,061	16,632	21
Deposits	38,520	20,514	88		28,351	19,891	43
Equity	2,400	5,539	(57)		4,406	5,521	(20)
Headcount	12,368	8,476	46
Credit data and quality statistics
Net charge-offs	$6	$(2)	NM		$67	$8	NM
Nonperforming loans	125	122	2		125	122	2
Allowance for loan losses	241	92	162		241	92	162
Allowance for lending related commitments	5	4	25		5	4	25
Net charge-off rate	0.09%	(0.05)%	14	bp	0.45%	0.06%	39	bp
Allowance for loan losses to average loans	0.95	0.57	38		1.20	0.55	65
Allowance for loan losses to nonperforming loans	193	75	NM		193	75	NM
Nonperforming loans to average loans	0.49	0.75	(26)		0.62	0.73	(11)

(a)	2004 year-to-date results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results, while 2003 year-to-date results include heritage JPMorgan Chase only.

Quarterly Results
Operating earnings were $197 million, up 132% from the prior year. The primary reason for this growth was the Merger. In addition, performance was driven by global equity market appreciation, growth in assets under supervision and net customer flows.

Total revenue was $1.2 billion, up 57% or $433 million. The primary driver of the increase was the Merger. In addition, asset management fees increased due to global equity market appreciation, improved product mix and net asset inflows. Net interest income increased due to higher deposit product balances. These improvements were partially offset by lower revenue from brokerage activity.

The Provision for credit losses increased due to higher net charge-offs in excess of reserves in the current quarter. Nonperforming loans to average loans decreased to 0.49% from 0.75% and the Allowance for loan losses to average loans was 0.95%.

Expenses were $884 million, up 39%, due to the Merger and increased incentives and salary and benefit expenses.

Year-to-Date Results
Operating earnings were $418 million, up 131% from the prior year-to-date. The primary reason for this growth was the Merger. In addition, performance was driven by global equity market appreciation, growth in assets under supervision and net customer flows.

Total revenue was $2.9 billion, up 35% or $744 million. The primary driver of the increase was the Merger. In addition, asset management fees increased due to global equity market appreciation, improved product mix, net asset inflows and the acquisition of JPMorgan Retirement Plan Services (“RPS”) in the second quarter of 2003. Net interest income increased due to higher deposit product balances and spread. Other income increased due to higher brokerage activity.

The Provision for credit losses increased due to higher charge-offs in excess of reserves. Nonperforming loans to average loans decreased to 0.62% from 0.73% and the Allowance for loan losses to average loans improved to 1.20% from 0.55%, primarily due to the Merger.

Expenses were $2.2 billion, up 20%, due to the Merger, as well as increased incentives and salary and benefit expense, the acquisition of RPS in the second quarter of 2003 and the impact of increased technology and marketing initiatives. These increases were offset by software and real estate write-offs in 2003.

Assets under supervision (a)		Heritage JPMC only		Third quarter change
(in billions, except ranking data)	3Q 2004	4Q 2003	3Q 2003	4Q 2003	3Q 2003

Asset class
Liquidity	$210	$156	$145	35%	45%
Fixed income	174	118	121	47	44
Equities, balanced and other	351	287	264	22	33

Assets under management	735	561	530	31	39
Custody / brokerage / administration / deposits	434	203	198	114	119

Total assets under supervision	$1,169	$764	$728	53	61
Client segment
Institutional
Assets under management	$426	$322	$309	32	38
Custody / brokerage / administration / deposits	170	—	—	NM	NM

Assets under supervision	596	322	309	85	93
Private bank
Assets under management	136	138	132	(1)	3
Custody / brokerage / administration / deposits	143	128	127	12	13

Assets under supervision	279	266	259	5	8
Private client services
Assets under management	51	8	7	NM	NM
Custody / brokerage / administration / deposits	40	4	5	NM	NM

Assets under supervision	91	12	12	NM	NM
Retail
Assets under management	122	93	82	31	49
Custody / brokerage / administration / deposits	81	71	66	14	23

Assets under supervision	203	164	148	24	37

Total assets under supervision	$1,169	$764	$728	53	61

Assets under supervision (a)		Heritage JPMC only		Third quarter change
(in billions, except ranking data)	3Q 2004	4Q 2003	3Q 2003	4Q 2003	3Q 2003

Geographic region
Americas
Assets under management	$531	$365	$355	45%	50%
Custody / brokerage / administration / deposits	404	168	164	140	146

Assets under supervision	935	533	519	75	80
International
Assets under management	204	196	176	4	16
Custody / brokerage / administration / deposits	30	35	33	(14)	(9)

Assets under supervision	234	231	209	1	12

Total assets under supervision	$1,169	$764	$728	53	61

Memo:
Mutual funds assets	$308	$213	$203	45	52
Star rankings: (b)
% of customer assets in funds ranked 4 or better	56%	48%	51%
% of customer assets in funds ranked 3 or better	80%	69%	73%
Assets under supervision rollforward
Beginning balance	$796	$728	$702	9%	13%
Net asset flows	(7)	(2)	4	(250)	NM
Market / other impact (c)	380	38	22	NM	NM

Ending balance	$1,169	$764	$728	53	61

	Nine months ended September 30,(d)
	2004	2003	Change

Beginning balance	$764	$642	19%
Net asset flows	7	(14)	NM
Market / other impact (c)	398	100	298

Ending balance	$1,169	$728	61

(a)	Excludes Assets under management of American Century.
(b)	Derived from Morningstar for the United States, Micropal for the United Kingdom, Luxembourg, Hong Kong and Taiwan; and Nomura for Japan.
(c)	Other reflects the Merger with Bank One ($376 billion) in the third quarter of 2004 and the acquisition of RPS ($41 billion) in the second quarter of 2003.
(d)	2004 year-to-date results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results, while 2003 year-to-date results include heritage JPMorgan Chase only.

Assets under supervision were $1.17 trillion, up 61% and Assets under management were $735 billion, up 39% from the third quarter of 2003 primarily due to the Merger, as well as market appreciation and net asset inflows.

CORPORATE

The Corporate Sector is composed of Global Treasury (reported within the IB prior to the Merger) and Private Equity (which includes JPMorgan Partners, reported as a stand-alone business segment prior to the Merger, and Bank One’s ONE Equity Partners) businesses as well as corporate support. With the exception of the business units in Corporate, Global Treasury and Private Equity, expenses incurred by support areas in Corporate are allocated to the business lines based on usage and other factors. However, certain expenses are retained in the Corporate Sector and not allocated to the lines of business due to market pricing or other management accounting policies.

	H-JPMC Only			Nine months ended September 30, (a)
(in millions, except ratios and headcount)	3Q 2004	3Q 2003	Change	2004	2003	Change

Revenue
Securities / private equity gains (losses)	$347	$349	(1)%	$1,202	$863	39%
Other income	67	81	(17)	138	160	(14)

Subtotal	414	430	(4)	1,340	1,023	31
Net interest income	(500)	(72)	NM	(555)	(123)	(351)

Total net revenue	(86)	358	NM	785	900	(13)
Provision for credit losses	(1)	(1)	—	(110)	172	NM
Noninterest expense
Compensation expense	786	433	82	1,764	1,498	18
Noncompensation expense	1,146	771	49	2,873	2,405	19
Net expenses allocated to other businesses	(1,426)	(1,132)	(26)	(3,796)	(3,461)	(10)

Total noninterest expense	506	72	NM	841	442	90
Operating earnings before income tax expense	(591)	287	NM	54	286	(81)
Income tax expense (benefit)	(372)	(5)	NM	(303)	(123)	(146)

Operating earnings	$(219)	$292	NM	$357	$409	(13)
Selected average balance sheet
Short-term investments (b)	$26,432	$10,108	161	$13,025	$3,894	234
Total investment portfolio (c)	71,050	58,774	21	61,418	66,955	(8)
Goodwill (d)	42,958	338	NM	14,652	272	NM
Total assets	204,884	105,694	94	150,294	106,458	41
Headcount	24,482	13,571	80
Treasury
Securities gains (losses) (e)	$109	$229	(52)	$270	$993	(73)
Investment portfolio (average)	65,508	52,548	25
Private equity
Private equity gains (losses)
Direct investments
Realized gains	$277	$134	107	$981	$333	195
Write-ups / write-downs	(31)	1	NM	(81)	(352)	77
Mark-to-market gains (losses)	(27)	26	NM	(3)	167	NM

Total direct investments	219	161	36	897	148	NM
Third-party fund investments	16	(41)	NM	26	(280)	NM

Total private equity gains (losses)	235	120	96	923	(132)	NM
Other income	14	12	17	37	36	3
Net interest income	(89)	(61)	(46)	(201)	(200)	—

Total net revenue	160	71	125	759	(296)	NM
Total noninterest expense	73	63	16	209	197	6

Operating earnings (loss) before income tax expense	87	8	NM	550	(493)	NM
Income tax expense (benefit)	27	2	NM	187	(180)	NM

Operating earnings (loss)	$60	$6	NM	$363	$(313)	NM

Private equity portfolio information	At September 30,			At December 31,
Direct investments	2004	2003 (f)	Change	2003 (f)	Change

Public securities
Carrying value	$958	$705	36%	$643	49%
Cost	675	560	21	451	50
Quoted public value	1,415	1,083	31	994	42
Private direct securities
Carrying value	6,011	5,686	6	5,508	9
Cost	7,551	7,188	5	6,960	8
Third-party fund investments
Carrying value	1,138	1,406	(19)	1,099	4
Cost	1,761	2,020	(13)	1,736	1
Total private equity portfolio — carrying value	$8,107	$7,797	4	$7,250	12
Total private equity portfolio — cost	$9,987	$9,768	2	$9,147	9
(a)	2004 year-to-date results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results, while 2003 year-to-date results include heritage JPMorgan Chase only.
(b)	Represents federal funds sold, securities borrowed, trading assets—debt and equity instruments and trading assets—derivative receivables.
(c)	Represents investment securities and private equity investments.
(d)	Goodwill amounts prior to September 30, 2004 represent the historical goodwill allocated to the Corporate line of business.
(e)	Excludes gains/losses on securities used to manage risk associated with mortgage servicing rights.
(f)	Heritage JPMorgan Chase only.

Quarterly Results
Operating earnings were a loss of $219 million down from earnings of $292 million in the prior year. Corporate includes the Firm’s treasury activities, private equity business and unallocated corporate expenses.

Noninterest income was $414 million, down $16 million from the prior year. The primary components of noninterest income are securities and private equity gains (losses), which totaled $347 million, roughly flat with the prior year.

Net interest income was negative $500 million compared with negative $72 million in the prior year. The decline was driven primarily by actions and policies adopted in conjunction with the Merger.

Corporate unallocated expenses of $506 million were up $434 million from the prior year, due to the Merger and policies adopted in conjunction with the Merger. These expenses include the expenses of the private equity and global treasury businesses.

Year-to-date Results
Operating earnings were $357 million down from earnings of $409 million in the prior year.

Noninterest income was $1.3 billion, up $317 million from the prior year. The primary component of noninterest income is Securities / private equity gains (losses), which totaled $1.2 billion, up $339 million from the prior year. The increase was a result of net gains in the Private Equity portfolio of $923 million year-to-date 2004 compared with $132 million in net losses for year-to-date 2003. Offsetting these gains were reductions in investment securities gains in Global Treasury.

Net interest income was a negative $555 million compared with a negative $123 million in the prior year. The decline was driven primarily by actions and policies adopted in conjunction with the Merger.

Corporate unallocated expenses of $841 million were up $399 million from the prior year, due to the Merger and policies adopted in conjunction with the Merger. These expenses include the expenses of the private equity and treasury organizations.

Private equity portfolio
The carrying value of the private equity portfolio at September 30, 2004, increased $857 million from December 31, 2003, and $310 million from September 30, 2003, as a result of the Merger and new investments, partially offset by sales. Unfunded commitments to private third-party equity funds were $968 million at September 30, 2004, $1.3 billion at December 31, 2003, and $1.7 billion at September 30, 2003.

In 2004, new direct private equity investments of $347 million and $705 million were completed during the third quarter and year-to-date, respectively. These new investments consist primarily of buyouts and growth equity in the Industrial and Consumer Retail & Services sectors.

Outlook: The private equity portfolio and financial performance is sensitive to the level of the public equity markets and mergers and acquisitions, IPO and debt financing activity. The potential for realization of gains can vary from quarter to quarter.

During the third quarter of 2004, approximately $9 billion of investment securities were sold. This action, along with other sales of about $19 billion undertaken by heritage Bank One in the second quarter of 2004 prior to the Merger, will continue to have an impact on Net interest income going forward.

On September 15, 2004, the Firm and IBM announced the Firm’s plans to reintegrate the portions of its technology infrastructure, including data centers, help desks, distributed computing, data networks and voice networks, previously outsourced to IBM. Beginning in January 2005, approximately 4,000 IBM employees and contractors will be transferred to the Firm.

RISK MANAGEMENT

Risk is an inherent part of the Firm’s business activities. The Firm’s ability to properly and effectively identify, measure, monitor, and report risk in its business activities is critical to its soundness and profitability. The diversity of the Firm’s lines of business helps reduce the impact of volatility in any particular area on its operating results as a whole. Besides general business, reputation and fiduciary risks, the major risks to which the Firm is exposed are capital, liquidity, credit, market, operational and private equity risk. The Firm may refine its methodology for assigning capital to the lines of business as the merger integration process continues. For a discussion of these risks and definitions of terms associated with managing these risks, see pages 45–74 and the Glossary of terms in JPMorgan Chase’s 2003 Annual Report.

CAPITAL AND LIQUIDITY MANAGEMENT

Capital Management

The Firm’s capital management framework is intended to ensure that there is sufficient capital related to the underlying risks of the Firm’s business activities, measured by economic risk capital, and to maintain “well-capitalized” status under regulatory requirements. In addition, the Firm holds sufficient capital above these requirements in order to achieve management’s external debt rating objectives, consistent with similarly rated peers. This framework is integrated into the process of assigning equity to the lines of business.

Regulatory Capital
The Firm’s primary federal banking regulator, the Federal Reserve Board (“FRB”), establishes capital requirements. These include well-capitalized standards and leverage ratios for the consolidated financial holding company and its state chartered banks, including JPMorgan Chase Bank. The Office of the Comptroller of the Currency (“OCC”) establishes similar capital requirements and standards for the Firm’s national banks or banking subsidiaries.

On May 6, 2004, the FRB issued a proposed rule that would continue the inclusion of trust preferred securities in Tier 1 capital, subject to stricter quantitative limits. The proposed rule also would make certain provisions required to be included in the terms of trust preferred securities issued after May 31, 2004, more restrictive. The timing for release of a final rule is not known.

On July 20, 2004, the FRB issued a final rule that excludes assets of asset-backed commercial paper programs that are consolidated as a result of FIN 46R from risk-weighted assets for purposes of computing Tier 1 and Total risk-based capital ratios. The final rule also requires that capital be held against short-term asset-backed commercial paper program liquidity facilities that meet certain asset quality tests. The final rule became effective September 30, 2004. Application of the rule did not materially affect the capital ratios of the Firm.

The following table presents the risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries. At September 30, 2004, the Firm and its primary banking subsidiaries listed in the table below were “well-capitalized” as defined by banking regulators.

	Tier 1	Total	Risk-weighted	Adjusted	Tier 1	Total	Tier 1
(in millions, except ratios)	capital	capital	assets (b)	average assets	capital ratio	capital ratio	leverage ratio

September 30, 2004
JPMorgan Chase & Co. (a)	$69,309	$96,666	$803,464	$1,065,244	8.6%	12.0%	6.5%
JPMorgan Chase Bank	35,843	50,662	460,179	648,972	7.8	11.0	5.5
Chase Manhattan Bank USA, N.A.	5,663	7,788	61,771	50,773	9.2	12.6	11.2
Bank One, N.A. (Chicago)	14,821	20,458	176,069	247,455	8.4	11.6	6.0
Well capitalized ratios (c)					6.0	10.0	5.0	(d)
Minimum capital ratios (c)					4.0	8.0	3.0

	Heritage JPMC Only
	Tier 1	Total	Risk-weighted	Adjusted	Tier 1	Total	Tier 1
(in millions, except ratios)	capital	capital	assets (b)	average assets	capital ratio	capital ratio	leverage ratio

December 31, 2003
JPMorgan Chase & Co. (a)	$43,167	$59,816	$507,456	$765,910	8.5%	11.8%	5.6%
JPMorgan Chase Bank	34,972	45,290	434,218	628,076	8.1	10.4	5.6
Chase Manhattan Bank USA, N.A.	4,950	6,939	48,030	34,565	10.3	14.4	14.3
Well capitalized ratios (c)					6.0	10.0	5.0	(d)
Minimum capital ratios (c)					4.0	8.0	3.0

(a)
Assets and capital amounts for JPMorgan Chase’s banking subsidiaries reflect intercompany transactions, whereas the respective amounts for JPMorgan Chase reflect the elimination of intercompany transactions.

(b)
Includes off–balance sheet risk-weighted assets in the amounts of $248.4 billion, $153.6 billion, $14.4 billion and $65.5 billion, respectively, at September 30, 2004, and $174.2 billion, $152.1 billion and $13.3 billion, respectively, at December 31, 2003.

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

The following table shows the components of the Firm’s Tier 1 and total capital, as of the dates indicated:

		H-JPMC Only
	September 30,	December 31,
(in millions)	2004	2003

Tier 1 capital
Common stockholders’ equity	$105,078	$45,168
Nonredeemable preferred stock	1,009	1,009
Minority interest and trust preferred securities	11,278	6,882
Less: Goodwill	42,947	8,511
Investments in certain subsidiaries	380	266
Nonqualifying intangible assets and other	4,729	1,115

Tier 1 capital	69,309	43,167

Tier 2 capital
Long-term debt and other instruments qualifying as Tier 2	19,632	12,128
Qualifying allowance for credit losses	8,000	4,777
Less: Investment in certain subsidiaries	275	256

Tier 2 capital	27,357	16,649

Total qualifying capital	$96,666	$59,816

Tier 1 capital was $69.3 billion at September 30, 2004, compared with $43.2 billion at December 31, 2003, an increase of $26.1 billion. The increase was due to an increase in common stockholders’ equity of $59.9 billion, primarily driven by stock issued in connection with the Merger of $57.3 billion, year-to-date net income of $2.8 billion and net common stock issued under employee plans of $2.6 billion; these were partially offset by dividends paid of $2.7 billion and common share repurchases of $138 million. The Merger added Tier 1 components such as $3.3 billion of additional qualifying trust preferred securities and $467 million of minority interests in consolidated subsidiaries; Tier 1 deductions resulting from the Merger included $34.3 billion of merger-related goodwill, and $3.5 billion of nonqualifying intangibles.

Economic Risk Capital
JPMorgan Chase assesses its capital adequacy related to the underlying risks of the Firm’s business activities utilizing internal risk-assessment methodologies. The Firm assigns economic capital based primarily on five risk factors: credit risk, market risk, operational risk and business risk for each business; and private equity risk, principally for the Firm’s private equity businesses. The methodologies to quantify these risks are discussed in the risk management sections on pages 42–56 of this Form 10-Q.

The following table presents quarterly average economic risk capital for JPMorgan Chase.

	Quarterly Averages
(in billions)	3Q 2004	3Q 2003 (a)

Economic risk capital:
Credit risk	$24.1	$12.7
Market risk	9.3	5.0
Operational risk	5.7	3.4
Business risk	2.1	1.7
Private equity risk	4.5	5.4

Economic risk capital	45.7	28.2
Goodwill	43.0	8.0
Other (b)	15.7	6.9

Total Common stockholders’ equity	$104.4	$43.1
(a)	Heritage JPMorgan Chase only.
(b)	Additional capital required to meet internal regulatory/debt rating objectives.

Line of Business Equity
The Firm’s framework for allocating capital is based on the following objectives:

•	Integrate firmwide capital management activities with capital management activities within each of the lines of business.

•	Measure performance in each business segment consistently across all lines of business.

•	Provide comparability with peer firms for each of the lines of business.

Equity for a line of business represents the amount the Firm believes the business would require if it were operating independently, incorporating sufficient capital to address the economic risk measures as described in the section above, regulatory capital requirements and capital levels for similarly rated peers. Return on equity is measured and internal targets for expected returns are established as a primary measure of a business segment’s performance.

For performance management purposes, the Firm does not allocate goodwill to the lines of business because management believes that the accounting-driven allocation of goodwill could distort its assessment of relative returns. In Management’s view, its approach fosters better comparison of line of business returns with other internal business segments, as well as with peers. The Firm assigns an amount of equity capital equal to the then current book value of its goodwill to the Corporate segment. The return on invested capital related to the Firm’s goodwill assets is managed within this segment. In accordance with SFAS 142, the Firm allocates goodwill to the lines of business based on the underlying fair values of the businesses and then performs the required impairment testing. For a further discussion of goodwill and impairment testing, see Critical accounting estimates and Note 14 on pages 58 and 79–80, respectively, of this Form 10-Q.

This integrated approach to assigning equity to the lines of business is a new methodology resulting from the Merger. Therefore, the comparison of current quarter line of business equity is not comparable to equity assigned to the lines of business in prior quarters. It is expected that the Firm will continuously assess the assumptions, methodologies and reporting reclassifications used for segment reporting and further refinements may be implemented in future periods.

The following represents average equity for each of the business segments of JPMorgan Chase for the third quarter of 2004.

(in billions)	3Q 2004

Line of business
Investment Bank	$20.0
Retail Financial Services	13.1
Card Services	11.8
Commercial Bank	3.4
Treasury & Securities Services	1.9
Asset & Wealth Management	2.4
Corporate (a)	51.8

Total common stockholders’ equity	$104.4
(a)	Includes $43.0 billion of equity to offset goodwill, $7.4 billion of equity related to Global Treasury, Private Equity and Corporate Pension Plan and $1.4 billion of capital retained in Corporate.

Dividends
The Firm’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain an adequate capital level and alternative investment opportunities. In the third quarter of 2004, JPMorgan Chase declared a quarterly cash dividend on its common stock of $0.34 per share, payable October 31, 2004, to stockholders of record at the close of business October 6, 2004.

Stock repurchases
The Firm did not repurchase any shares of its common stock during the first nine months of 2004 or all of 2003, except as discussed below. On July 20, 2004, the Board of Directors approved an initial stock repurchase program in the aggregate amount of $6.0 billion. This amount includes shares to be repurchased to offset issuances under the Firm’s employee equity-based plans. The actual amount of shares repurchased will be subject to various factors, including market conditions; legal considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account purchase accounting adjustments); internal capital generation; and alternative potential investment opportunities. During the third quarter of 2004, the Firm repurchased 3.5 million shares for $138 million under the stock repurchase program. For additional information regarding repurchases of the Firm’s equity securities, see Part II, Item 2 on page 95 of this Form 10-Q.

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

Consistent with its liquidity management policy, the Firm has raised funds at the parent holding company sufficient to cover maturing obligations over the next 12 months. Long-term funding needs for the parent holding company over the next several quarters are expected to be consistent with prior periods. The Firm manages its liquidity through a combination of short- and long-term sources of funds to support its balance sheet and its businesses. Under the Firm’s liquidity risk management framework, the Firm maintains sufficient levels of long-term liquidity through a combination of long-term debt, preferred stock, common equity and core deposits to support the less liquid assets on its balance sheet. The Firm’s primary source of short-term funds, excluding unsecured borrowings, includes more than $58 billion of securities available for repurchase agreements and approximately $39 billion of credit card, automobile and mortgage loans available for securitization.

In the event of a disruption in the financial markets, the Firm has a number of liquidity sources it could draw upon to meet liquidity needs. These sources include selling investment portfolio securities, entering into repurchase agreements, securitizing loan assets, and borrowing through the Federal Home Loan Bank system. Depending upon the nature of the disruption, funding may also be available from the Federal Reserve discount window.

Credit ratings
The credit ratings of JPMorgan Chase’s parent holding company and each of its significant banking subsidiaries, as of September 30, 2004, were as follows:

	Short-Term Debt			Senior Long-Term Debt
	Moody’s	S & P	Fitch	Moody’s	S & P	Fitch

JPMorgan Chase & Co.	P- 1	A - 1	F1	Aa3	A+	A+
JPMorgan Chase Bank	P- 1	A - 1+	F1+	Aa2	AA-	A+
Chase Manhattan Bank USA, N.A.	P- 1	A - 1+	F1+	Aa2	AA-	A+
Bank One, N.A. (Chicago)	P- 1	A - 1+	F1+	Aa2	AA-	A+
Bank One, N.A. (Columbus)	P- 1	A - 1+	F1+	Aa2	AA-	A+

The Firm’s principal insurance subsidiaries had the following financial strength ratings:

	Moody’s	S & P	A.M. Best

Federal Kemper Life Assurance Company	A2	A+	A
Zurich Life Insurance Company of America	A2	A+	A

At the end of the second quarter of 2004, in anticipation of the July 1, 2004, close of the Merger with Bank One, Moody’s upgraded the ratings of the Firm by one notch, moving the parent holding company’s senior long-term debt rating to Aa3 and JPMorgan Chase Bank’s senior long-term debt rating to Aa2. Moody’s outlook for the Firm is stable. Fitch affirmed its ratings and changed its outlook to positive, while S&P affirmed all its ratings and kept its outlook stable.

The cost and availability of unsecured financing are influenced by credit ratings. A reduction in these ratings could adversely affect the Firm’s access to liquidity sources, increase the cost of funds, trigger additional collateral requirements and decrease the number of investors and counterparties willing to lend. If the Firm’s ratings were downgraded by one notch, the Firm estimates the incremental cost of funds to be in the range of 5 – to – 15 basis points, reflecting a range of terms from three to five years, and the potential loss of funding to be negligible. Additionally, the Firm estimates the additional funding requirements for variable interest entities (“VIEs”) and other third-party commitments to be relatively modest. In the current environment, the Firm believes a downgrade is unlikely. For additional information on the impact of a credit ratings downgrade on funding requirements for VIEs, and on derivatives and collateral agreements, see Off–balance Sheet Arrangements, below, and Ratings profile of derivative receivables mark-to-market (“MTM”) on page 46, respectively, of this Form 10-Q.

Issuances
During the nine months ended September 30, 2004, JPMorgan Chase issued approximately $19.8 billion of long-term debt; during the same period, $11.6 billion of long-term debt matured or was redeemed. In addition, the Firm securitized approximately $5.6 billion of residential mortgage loans, $6.3 billion of credit card loans and $1.6 billion of automobile loans, resulting in pre-tax gains (losses) on securitizations of $54 million, $36 million and $(3) million, respectively. For a further discussion of loan securitizations, see Note 12 on pages 73-76 of this Form 10-Q and Note 13 on pages 100–103 of JPMorgan Chase’s 2003 Annual Report.

Off–balance Sheet Arrangements
VIEs, including special-purpose entities, are an important part of the financial markets, providing market liquidity by facilitating investors’ access to specific portfolios of assets and risks. JPMorgan Chase is involved with VIEs, in three broad categories of transactions: loan securitizations (through “qualifying” special-purpose entities), multi-seller conduits and client intermediation. Capital is held, as appropriate, against all VIE-related transactions and related exposures, such as derivative transactions and lending-related commitments. For a further discussion of VIEs and the Firm’s accounting for them, see Notes 12 and 13 of this Form 10-Q on pages 73–78, and Note 1 on pages 86–87, Note 13 on pages 100–103 and Note 14 on pages 103–106 of JPMorgan Chase’s 2003 Annual Report.

For certain liquidity commitments to VIEs, the Firm could be required to provide funding if the credit rating of JPMorgan Chase Bank or Bank One, N.A. (Chicago) were downgraded below specific levels, primarily P-1, A-1 and F1 for Moody’s, Standard & Poor’s and Fitch, respectively. The amount of these liquidity commitments was $77.1 billion at September 30, 2004. Alternatively, if JPMorgan Chase Bank or Bank One, N.A. (Chicago) were downgraded, the Firm could be replaced by another liquidity provider in lieu of funding under the liquidity commitment, or, in certain circumstances, could facilitate the sale or refinancing of the assets in the VIE in order to provide liquidity.

Of its $77.1 billion in liquidity commitments to VIEs, $46.3 billion is included in the Firm’s total Other unfunded commitments to extend credit, included in the table below. As a result of the consolidation of multi-seller conduits in accordance with FIN 46R, $30.8 billion of these commitments are excluded from the table, as the underlying assets of the VIEs have been included on the Firm’s Consolidated balance sheet.

The revenue reported in the tables below primarily represents servicing and custodial fee income. The Firm also has exposure to certain VIE vehicles arising from derivative transactions; these transactions are recorded at fair value on the Firm’s Consolidated balance sheet with changes in fair value (i.e., MTM gains and losses) recorded in Trading revenue. Such MTM gains and losses are not included in the revenue amounts reported in the table below.

The following tables summarize certain revenue information related to VIEs with which the Firm has significant involvement, and qualifying SPEs:

	Quarter ended September 30, 2004
(in millions)	VIEs (a)	“Qualifying” SPEs	Total

Revenue	$53	$424	$477

	Nine months ended September 30, 2004 (b)
(in millions)	VIEs (a)	“Qualifying” SPEs	Total

Revenue	$96	$979	$1,075
(a)	Includes all VIE-related revenue (i.e., revenue associated with consolidated and nonconsolidated VIEs).
(b)	2004 year-to-date results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

The following table summarizes JPMorgan Chase’s off–balance sheet lending-related financial instruments by remaining maturity at September 30, 2004:

	Under	1 - 3	4 - 5	After 5
(in millions)	1 year	Years	Years	Years	Total

Off-balance sheet lending related financial instruments
Consumer-related	$546,835	$2,755	$2,841	$40,914	$593,345
Wholesale-related:
Other unfunded commitments to extend credit (a)(b)	125,601	61,202	26,383	3,987	217,173
Standby letters of credit and guarantees (a)	34,363	36,016	19,305	2,672	92,356
Other letters of credit (a)	3,514	2,813	55	35	6,417

Total wholesale-related	163,478	100,031	45,743	6,694	315,946

Total lending-related commitments	$710,313	$102,786	$48,584	$47,608	$909,291
(a)	Represents contractual amount net of risk participations totaling $29 billion at September 30, 2004.
(b)
Includes unused advised lines of credit totaling $20 billion at September 30, 2004, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable.

CREDIT RISK MANAGEMENT

The following discussion of JPMorgan Chase’s credit portfolio as of September 30, 2004, focuses primarily on developments since December 31, 2003, and should be read in conjunction with pages 51-65, pages 74-77 and Notes 11, 12, 29 and 30 of JPMorgan Chase’s 2003 Annual Report.

The Firm assesses its consumer credit exposure on a managed basis, including credit card securitizations. For a reconciliation of the Provision for credit losses on a reported basis to operating, or managed, basis, see pages 9-11 of this Form 10-Q.

CREDIT PORTFOLIO

The following table presents a summary of the Firm’s credit portfolio for the dates indicated:

Wholesale and consumer credit portfolio

	Credit exposure
	H-JPMC Only
(in millions)	Sept. 30, 2004	Dec. 31, 2003

Wholesale (a)(b)
Loans — U.S.	$99,451	$44,325
Loans — non-U.S.	32,893	31,094

Total wholesale loans — reported	132,344	75,419
Consumer (b)(c)
Consumer real estate
Home finance — home equity & other	$67,368	$24,179
Home finance — mortgage	56,035	50,381
Auto & education finance	62,587	43,157
Small business & other consumer	15,126	4,204
Credit card receivables — reported	60,241	17,426

Total consumer loans — reported	261,357	139,347
Total loans — reported	$393,701	$214,766
Credit card securitizations (d)	71,256	34,856

Total loans — managed	464,957	249,622
Derivative receivables (e)(f)	57,795	83,751
Interests in purchased receivables (g)	30,479	4,752
Other receivables	—	108

Total credit-related assets	553,231	338,233
Wholesale lending-related commitments (h)(i)	315,946	211,483
Consumer lending-related commitments	593,345	181,198

Total	1,462,522	730,914
Memo: total by category
Total wholesale exposure (j)	$536,564	$375,513
Total consumer exposure (k)	925,958	355,401

Total	1,462,522	730,914
Credit derivative hedges notional	$(38,326)	$(37,282)
Collateral held against derivative receivables	$(8,059)	$(36,214)

(a)	Includes Investment Bank, Commercial Banking, Treasury & Securities Services and Asset & Wealth Management.
(b)	Amounts are presented gross of the Allowance for credit losses.
(c)	Includes Retail Financial Services and Card Services.
(d)	Represents securitized credit cards. For a further discussion of credit card securitizations, see Card Services on pages 25-27 of this Form 10-Q.
(e)
These amounts include the effect of legally enforceable master netting agreements. Effective January 1, 2004, the Firm elected to net cash paid and received under legally enforceable master netting agreements.

(f)
Based on economic credit exposure, the measure of expected MTM value of derivative receivables at future time periods, including the benefit of collateral, derivative receivables were $35 billion and $34 billion at September 30, 2004 and December 31, 2003, respectively. See page 53 of JPMorgan Chase’s 2003 Annual Report for a further discussion.

(g)	These represent undivided interests in pools of receivables and similar types of assets.

(h)
Based on Economic credit exposure, which represents the portion of the unused commitments or other contingent exposure that is likely, based on average portfolio historical experience, to become outstanding in the event of a default by the obligor, lending-related commitments were $164 billion and $104 billion at September, 30, 2004 and December 31, 2003, respectively. See page 53 of JPMorgan Chase’s 2003 Annual Report for a further discussion.

(i)
Includes unused advised lines of credit totaling $20 billion at September 30, 2004, and $19 billion at December 31, 2003, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable.

(j)	Represents Total wholesale loans, Derivative receivables, Interests in purchased receivables, other receivables and wholesale lending-related commitments.
(k)	Represents Total consumer loans, credit card securitizations and consumer lending-related commitments.

The increase in JPMorgan Chase’s total credit exposure (including $71 billion of securitized credit cards) reflected the Merger with Bank One. Total wholesale exposure increased by $161 billion, while total consumer exposure increased by $571 billion.

WHOLESALE CREDIT PORTFOLIO

The increase in total wholesale exposure was almost entirely due to the merger with Bank One. Derivative receivables declined by $26 billion, primarily because, effective January 1, 2004, the Firm elected to net cash paid and received as collateral under credit support annexes to legally enforceable master netting agreements. Loans and lending-related commitments increased by $57 billion and $104 billion, respectively, both as a result of the Merger. Interests in purchased receivables increased primarily due to the Merger.

Below are summaries of the maturity and ratings profiles of the wholesale portfolio as of September 30, 2004, and December 31, 2003. The ratings scale is based on the Firm’s internal risk ratings and is presented on an S&P-equivalent basis.

	At September 30, 2004
					Ratings profile
					Investment-grade(“IG”)			Noninvestment-grade
	Maturity profile (a)				AAA	A+	BBB+	BB+	CCC+		Total %
(in billions, except ratios)	< 1 year	1 - 5 years	> 5 years	Total	to AA–	to A–	to BBB–	to B–	& below	Total	of IG (b)

Loans	46%	41%	13%	100%	$27	$19	$37	$43	$7	$133	62%
Derivative receivables (b)	10	45	45	100	29	11	9	9	—	58	84
Interests in purchased receivables	44	50	6	100	30	—	—	—	—	30	100
Lending-related commitments (b)(c)	52	46	2	100	123	73	71	46	3	316	84

Total exposure (d)	46%	45%	9%	100%	$209	$103	$117	$98	$10	$537	80%

Credit derivative hedges notional (e)	16%	79%	5%	100%	$(11)	$(12)	$(13)	$(2)	$—	$(38)	95%

	At December 31, 2003 (f)
					Ratings profile
					Investment-grade (“IG”)			Noninvestment-grade
	Maturity profile (a)				AAA	A+	BBB+	BB+	CCC+		Total %
(in billions, except ratios)	< 1 year	1 - 5 years	> 5 years	Total	to AA–	to A–	to BBB–	to B–	& below	Total	of IG (b)

Loans	50%	35%	15%	100%	$14	$13	$20	$22	$6	$75	63%
Derivative receivables (b)	20	41	39	100	47	15	12	9	1	84	88
Interests in purchased receivables	27	71	2	100	5	—	—	—	—	5	100
Lending-related commitments (b)(c)	52	45	3	100	79	57	48	26	2	212	87

Total exposure (d)	44%	43%	13%	100%	$145	$85	$80	$57	$9	$376	82%

Credit derivative hedges notional (e)	16%	74%	10%	100%	$(10)	$(12)	$(12)	$(2)	$(1)	$(37)	92%

(a)
The maturity profile of loans and lending-related commitments is based upon the remaining contractual maturity. The maturity profile of derivative receivables is based upon the maturity profile of Average exposure. See page 53 of JPMorgan Chase’s 2003 Annual Report for a further discussion.

(b)
Based on economic credit exposure, the total percentage of IG for derivative receivables was 89% and 91% as of September 30, 2004 and December 31, 2003, respectively, and for lending-related commitments was 85% and 88% as of September 30, 2004 and December 31, 2003, respectively.

(c)
Based on economic credit exposure, the maturity profile for the <1 year, 1-5 years and >5 years categories would have been 34%, 62% and 4%, respectively, as of September 30, 2004, and 38%, 58% and 4%, respectively, as of December 31, 2003. See page 53 of JPMorgan Chase’s 2003 Annual Report for a further discussion of economic credit exposure.

(d)
Based on economic credit exposure, the maturity profile for <1 year, 1-5 years and >5 years categories would have been 37%, 52% and 11%, respectively, as of September 30, 2004, and 36%, 46% and 18%, respectively, as of December 31, 2003. See page 53 of JPMorgan Chase’s 2003 Annual Report for a further discussion.

(e)	Ratings are based on the underlying referenced assets.
(f)	Heritage JPMorgan Chase only.

As of September 30, 2004, the wholesale exposure ratings profile remained relatively stable compared with December 31, 2003.

Wholesale Credit Exposure — selected industry concentration

The Firm continues to focus on the management and diversification of its industry concentrations, with particular attention paid to industries with actual or potential credit concerns. The Firm is currently engaged in reviewing industry definitions and assignments in each of the heritage firm’s portfolios. Going forward, the Firm will report industry concentrations based on primary industry risk; as such, the $9.7 billion of reported credit exposure to Telecom services at September 30, 2004, no longer includes exposure to companies related to the telecom services industry, such as suppliers to telecom services companies, and has therefore decreased from the $10.9 billion reported at year-end 2003. Since December 31, 2003, the Firm’s industry structure was modified, resulting in two new industry groups within the top 10 industry concentrations at September 30, 2004: Banks and finance companies (consists of the industries called Commercial banks and Finance companies and lessors at year-end 2003) and Retail and consumer services (previously separate industries at December 31, 2003). The merger with Bank One resulted in increases in nearly every top 10 industry concentration. Banks and finance companies and Asset managers had declines in exposure, both primarily as a result of the Firm’s election to net cash received under legally enforceable master netting agreements, which affected derivative receivables. A significant portion of the Firm’s derivatives portfolio is transacted with customers in these industries.

			Noninvestment grade (b)			Credit	Collateral Held
As of September 30, 2004	Credit	Investment		Criticized	Criticized	Derivative	Against Derivative
(in millions, except ratios)	Exposure (a)	Grade	Noncriticized	Performing	Nonperforming	Hedges (c)	Receivables

Top 10 Industries (d)
Banks and finance companies	$55,714	90%	$5,243	$145	$66	$(11,832)	$(2,787)
Real estate	26,921	62	9,494	757	92	(893)	(49)
Retail and consumer services	24,407	73	6,108	332	122	(1,816)	—
Healthcare	22,755	84	3,376	261	68	(769)	(13)
Utilities	22,427	82	2,966	517	476	(2,203)	(10)
Consumer products	21,228	69	6,055	396	82	(1,307)	(58)
State and municipal governments	20,113	97	669	15	1	(419)	(19)
Securities firms and exchanges	17,835	88	2,144	1	13	(1,397)	(1,340)
Asset managers	17,672	82	3,129	74	3	(59)	(593)
Oil and gas	16,416	78	3,421	161	2	(1,469)	(78)
Other selected industries
Automotive	12,340	67	3,736	268	99	(3,184)	—
Telecom services	9,732	81	1,536	262	76	(2,515)	(388)
All other	269,004	79	49,188	4,736	921	(10,463)	(2,724)

Total	$536,564	80%	$97,065	$7,925	$2,021	$(38,326)	$(8,059)

	Heritage JPMC Only (b)
			Noninvestment grade			Credit	Collateral Held
As of December 31, 2003	Credit	Investment		Criticized	Criticized	Derivative	Against Derivative
(in millions, except ratios)	Exposure (a)	Grade	Noncriticized	Performing	Nonperforming	Hedges (c)	Receivables

Top 10 Industries (d)
Banks and finance companies	$62,652	96%	$2,633	$107	$23	$(12,538)	$(24,822)
Real estate	14,544	70	4,058	232	49	(718)	(182)
Retail and consumer services	14,451	73	3,613	224	83	(1,637)	(17)
Healthcare	11,332	86	1,403	139	44	(467)	(35)
Utilities	15,296	82	1,714	415	583	(1,960)	(176)
Consumer products	13,774	71	3,628	313	103	(1,104)	(122)
State and municipal governments	14,354	100	36	14	1	(405)	(12)
Securities firms and exchanges	15,599	83	2,582	9	13	(1,369)	(4,168)
Asset managers	21,794	82	3,899	76	13	(245)	(1,133)
Oil and gas	9,178	81	1,479	46	205	(1,413)	(115)
Other selected industries
Automotive	7,268	76	1,536	150	82	(2,313)	—
Telecom services	10,924	75	2,204	340	227	(2,941)	(402)
All other	164,347	80	28,070	4,423	939	(10,172)	(5,030)

Total	$375,513	83%	$56,855	$6,488	$2,365	$(37,282)	$(36,214)
(a)	Credit exposure is net of risk participations, and excludes the benefit of credit derivative hedges and collateral held against derivative receivables or loans.
(b)	Excludes purchased nonaccrual loans held for sale of $355 million and $22 million at September 30, 2004 and December 31, 2003, respectively.
(c)	Represents notional amounts only; these hedges do not qualify for hedging accounting under SFAS 133.
(d)	Based on September 30, 2004 determination of Top 10 industries.

Wholesale Criticized Exposure

Exposures deemed criticized generally represent a ratings profile similar to a rating of CCC+/Caa1 and lower, as defined by Standard & Poor’s/Moody’s. As a result of the Merger with Bank One, the criticized component of the portfolio increased since December 31, 2003, to $9.9 billion from $8.9 billion. The portion of the criticized portfolio that existed prior to the Merger, however, continued to experience improvement due to debt repayments and facility upgrades as a result of client recapitalizations, additional security and collateral taken in refinancings, client upgrades from improved financial performance, gross charge-offs and a lack of migration of new exposures into the portfolio.

Country Exposure

The selection of countries presented is based on the materiality of the Firm’s exposure and its view of actual or potentially adverse credit conditions. Exposure amounts are adjusted for credit enhancements (e.g., guarantees and letters of credit) provided by third parties located outside the country if the enhancements fully cover the country risk, as well as the commercial risk. In addition, the benefit of collateral, credit derivatives used to manage wholesale exposure, and short debt or equity trading positions is taken into account. Total exposure includes exposure to both government and private-sector entities in a country.

The exposure to Mexico increased from $1.5 billion at December 31, 2003, to $2.3 billion at September 30, 2004, mainly due to the consolidation of Bank One’s lending portfolio with heritage JPMorgan Chase exposures, as well as increases in trading positions, both cross-border and local. The exposure to South Korea also increased from $2.2 billion at December 31, 2003, to $2.7 billion at September 30, 2004, due to the addition of Bank One’s lending portfolio, partially offset by decreases in local issuer positions.

The Firm’s exposure to other countries disclosed in JPMorgan Chase’s 2003 Annual Report either has declined modestly or has had immaterial changes since year-end 2003. Likewise, during the quarter, the credit conditions in these countries remained relatively stable.

Derivative Contracts

For a further discussion of the derivative contracts utilized by JPMorgan Chase in connection with its trading and end-user activities, see Note 18 on page 82 of this Form 10-Q, and pages 58-61 and Note 28 on pages 116-117 of JPMorgan Chase’s 2003 Annual Report.

The following table summarizes the aggregate notional amounts and the reported derivative receivables (i.e., the MTM or fair value of the derivative contracts after taking into account the effects of legally enforceable master netting agreements) at each of the dates indicated:

Notional amounts and derivative receivables marked to market (“MTM”)

	Notional amounts (a)		Derivative receivables MTM
	September 30,	December 31,	September 30,		December 31,
(in billions)	2004	2003 (b)	2004		2003 (b)

Interest rate	$35,667	$31,252	$42		$60
Foreign exchange	1,577	1,582	3		10
Equity	413	328	7		9
Credit derivatives	898	578	2		3
Commodity	96	24	4		2

Total notional and credit exposure	$38,651	$33,764	$58	(c)	$84
Collateral held against derivative receivables	NA	NA	(8	)(c)	(36)

Exposure net of collateral	$38,651	$33,764	$50		$48
(a)	The notional amounts represent the gross sum of long and short third-party notional derivative contracts, excluding written options and foreign exchange spot contracts.
(b)	Heritage JPMorgan Chase only.
(c)
The Firm held $33 billion of collateral against derivative receivables as of September 30, 2004, consisting of $25 billion in net cash received under credit support annexes to legally enforceable master netting agreements, and $8 billion of other highly liquid collateral. The benefit of the $25 billion is reflected within the $58 billion of derivative receivables MTM. Excluded from the $33 billion of collateral is $10 billion of collateral delivered by clients at the initiation of transactions; this collateral secures exposure that could arise in the existing portfolio of derivatives should the MTM of the client’s transactions move in the Firm’s favor. Also excluded are credit enhancements in the form of letter-of-credit and surety receivables.

The $39 trillion of notional principal of the Firm’s derivative contracts outstanding at September 30, 2004, significantly exceeds, in the Firm’s view, the possible credit losses that could arise from such transactions. For most derivative transactions, the notional principal amount does not change hands; it is simply used as a reference to calculate payments. In terms of current credit risk exposure, the appropriate measure of risk is, in the Firm’s view, the MTM value of the contract. The MTM exposure represents the cost to replace the contracts at current market rates should the counterparty default. When JPMorgan Chase has more than one transaction outstanding with a counterparty, and a legally enforceable master netting agreement exists with the counterparty, the MTM exposure, less collateral held, represents, in the Firm’s view, the appropriate measure of current credit risk with that counterparty as of the reporting date. At September 30, 2004, the MTM value of derivative receivables (after taking into account the effects of legally enforceable master netting agreements and the impact of net cash received under credit support annexes to such legally enforceable master netting agreements) was $58 billion. Further, after taking into account $8 billion of other highly liquid collateral held by the Firm, the net current MTM credit exposure was $50 billion. As of September 30, 2004, based on the MTM value of its derivative receivables and after taking into account the effects of legally enforceable master netting agreements and collateral held, the Firm did not have a concentration to any single derivative receivable counterparty greater than 5%.

The following table summarizes the ratings profile of the Firm’s Consolidated balance sheet Derivative receivables MTM, net of cash and other highly liquid collateral, for the dates indicated:

Ratings profile of Derivative receivables MTM

			H-JPMC Only
	September 30, 2004		December 31, 2003
	Exposure net	% of exposure	Exposure net	% of exposure
(in millions)	of collateral (a)	net of collateral	of collateral	net of collateral

Rating equivalent
AAA to AA-	$25,319	51%	$24,697	52%
A+ to A-	8,354	17%	7,677	16%
BBB+ to BBB-	8,148	16%	7,564	16%
BB+ to B-	7,564	15%	6,777	14%
CCC+ and below	351	1%	822	2%

Total	$49,736	100%	$47,537	100%

(a)
The Firm held $33 billion of collateral against derivative receivables as of September 30, 2004, consisting of $25 billion in net cash received under legally enforceable master netting agreements, and $8 billion of other highly liquid collateral. The benefit of the $25 billion is reflected within the $58 billion of derivative receivables MTM. Excluded from the $33 billion of collateral is $10 billion of collateral delivered by clients at the initiation of transactions; this collateral secures exposure that could arise in the existing portfolio of derivatives should the MTM of the client’s transactions move in the Firm’s favor. Also excluded are credit enhancements in the form of letter-of-credit and surety receivables.

The Firm actively pursues the use of collateral agreements to mitigate counterparty credit risk in derivatives. The percentage of the Firm’s derivatives transactions subject to collateral agreements increased slightly, to 79% as of September 30, 2004, from 78% at December 31, 2003. The Firm held $33 billion of collateral as of September 30, 2004 (including $25 billion of net cash received under credit support annexes to legally enforceable master netting agreements), compared with $36 billion as of December 31, 2003. The Firm posted $26 billion of collateral as of September 30, 2004, compared with $27 billion at the end of 2003.

Certain derivative and collateral agreements include provisions that require both the Firm and the counterparty, upon specified downgrades in their respective credit ratings, to post collateral for the benefit of the other party. The impact on required collateral of a single-notch ratings downgrade to JPMorgan Chase Bank, from its current rating of AA- to A+, would have been an additional $1.3 billion of collateral posted by the Firm as of September 30, 2004. The impact of a six-notch ratings downgrade to JPMorgan Chase Bank (from AA- to BBB) would have been $3.4 billion of additional collateral posted by the Firm as of September 30, 2004. Certain derivative contracts also provide for termination of the contract, generally upon JPMorgan Chase Bank being downgraded, at the then-existing MTM value of the derivative contracts.

Use of credit derivatives

The following table presents the Firm’s notional amounts of credit derivatives protection bought and sold as of September 30, 2004, and December 31, 2003:

Credit derivatives positions

	Portfolio management		Dealer/Client
	Notional amounts		Notional amounts
	Protection	Protection	Protection	Protection
(in millions)	bought (a)	sold	bought	sold	Total

September 30, 2004	$38,382	$56	$413,286	$445,968	$897,692
December 31, 2003 (b)	37,349	67	264,389	275,888	577,693
(a)	Includes $2 billion at both September 30, 2004, and December 31, 2003, of portfolio credit derivatives.
(b)	Heritage JPMorgan Chase only.

JPMorgan Chase has limited counterparty exposure as a result of credit derivatives transactions. Of the $58 billion of total Derivative receivables at September 30, 2004, approximately $2 billion, or 3%, was associated with credit derivatives, before the benefit of highly liquid collateral. The use of credit derivatives to manage exposures does not reduce the reported level of assets on the balance sheet or the level of reported off-balance sheet commitments.

Portfolio management activity

In managing its wholesale credit exposure, the Firm purchases single-name and portfolio credit derivatives. As of September 30, 2004, the notional outstanding amount of protection purchased via single-name and portfolio credit derivatives was $36 billion and $2 billion, respectively. The Firm also diversifies its exposures by providing (i.e., selling) small amounts of credit protection, which increases exposure to industries or clients where the Firm has little or no client-related exposure. This activity is not material to the Firm’s overall credit exposure.

Use of single-name and portfolio credit derivatives

	Notional amount of protection bought
(in millions)	September 30, 2004	December 31, 2003 (a)

Credit derivatives used to manage risk related to:
Loans and lending-related commitments	$25,859	$22,471
Derivative receivables	12,523	14,878

Total	$38,382	$37,349

(a)	Heritage JPMorgan Chase only.

The credit derivatives used by JPMorgan Chase for its portfolio management activities do not qualify for hedge accounting under SFAS 133, and therefore, effectiveness testing under SFAS 133 is not performed. These derivatives are reported at fair value, with gains and losses recognized as Trading revenue. The MTM value incorporates both the cost of credit derivative premiums and changes in value due to movement in spreads and credit events, whereas the loans and lending-related commitments being risk managed are accounted for on an accrual basis. Loan interest and fees are generally recognized in net interest income, and impairment is recognized in the Provision for credit losses. This asymmetry in accounting treatment, between loans and lending-related commitments and the credit derivatives utilized in portfolio management activities, causes earnings volatility that is not representative of the true changes in value of the Firm’s overall credit exposure. The MTM treatment of both the Firm’s credit derivatives used for managing credit exposure (“short” credit positions) and the Credit Valuation Adjustment (“CVA”), which reflects the credit quality of derivatives counterparty exposure (“long” credit positions), provides some natural offset.

Portfolio management activity in the third quarter of 2004 resulted in a loss of $31 million in Trading revenue. This activity included $169 million of losses related to credit derivatives used to manage the Firm’s credit exposure. Of this amount, approximately $123 million was associated with credit derivatives used to manage the risk of accrual lending activities, and the remaining amount was associated with credit derivatives used to manage the overall derivatives portfolio. Partially offsetting this loss were gains of $138 million related to the change in the MTM value of the CVA. These results were due to tightening of credit spreads.

Trading revenue from portfolio management in the third quarter of 2003 resulted in losses of $12 million. The losses consisted of $163 million related to credit derivatives used to manage the Firm’s credit exposure; of this amount, $75 million was associated with credit derivatives used to manage the risk of accrual lending activities, and $88 million was associated with credit derivatives used to manage the risk of the overall derivatives portfolio. The losses were due to an overall global tightening of credit spreads. These losses were offset by $151 million in gains resulting from a decrease in the MTM value of the CVA, also the result of spread tightening.

In the first nine months of 2004, Trading revenue from portfolio management activities resulted in $11 million of gains. These gains included $195 million related to the change in MTM value of the CVA, partially offset by $184 million of net losses related to credit derivatives used to manage the Firm’s credit exposure, primarily against the accrual portfolio.

The first nine months of 2003 included $158 million of losses in Trading revenue from portfolio management activities. The losses consisted of $628 million related to credit derivatives used to manage the Firm’s credit exposure; of this amount, $383 million was associated with credit derivatives used to manage the risk of accrual lending activities, and $245 million was associated with credit derivatives used to manage the overall derivatives portfolio. The losses were due to overall global tightening of credit spreads. These losses were offset by $470 million of gains resulting from a decrease in the MTM value of the CVA, also the result of spread tightening.

Dealer client activity

As of September 30, 2004, the total notional amounts of protection purchased and sold by the dealer business were $414 billion and $446 billion, respectively. The mismatch between these notional amounts is attributable to the Firm selling protection on large, diversified, predominantly investment-grade portfolios (including the most senior tranches) and then hedging these positions by buying protection on the more subordinated tranches of the same portfolios. In addition, the Firm may use securities to hedge certain derivative positions. Consequently, while there is a mismatch in notional amounts of credit derivatives, in the Firm’s view, the risk positions are largely matched.

Wholesale loan and commitment sales

Wholesale credit exposure is managed through secondary loan and commitment sales that are not associated with loan syndication activity or securitization activity as described in Note 12 of this Form 10-Q. The following table presents this activity:

	Three Months Ended September 30,		Nine Months Ended September 30, (b)
(in millions)	2004	2003 (a)	2004	2003

Credits sold and loans transferred to loans held for sale:
Nonperforming loans	$69	$243	$326	$451
Other loans with credit related losses	51	213	260	376
Other loans	1,754	863	4,499	3,198

Total	$1,874	$1,319	$5,085	$4,025
Impact of sales, transfers to loans held for sale
and valuation adjustments on held for sale:
Charge-offs (recoveries) on loans sold:
Nonperforming loans	$2	$5	$(20)	$47
Other loans with credit related losses	6	(11)	7	(25)

Total charge-offs (recoveries)	8	(6)	(13)	22
Net (gains) losses on loans sold	6	13	17	36

Total	$14	$7	$4	$58

(a)	Heritage JPMorgan Chase only.
(b)	2004 year-to-date results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results, while 2003 year-to-date results include heritage JPMorgan Chase only.

Lending-related commitments

The contractual amount of wholesale lending-related commitments was $316 billion at September 30, 2004, compared with $211 billion at December 31, 2003. The increase was primarily due to the Merger. In the Firm’s view, the total contractual amount of these instruments is not representative of the Firm’s actual credit risk exposure or funding requirements. In determining the amount of credit risk exposure the Firm has to wholesale lending-related commitments, which is used as the basis for allocating credit risk capital to these instruments, the Firm has established a “loan equivalent” amount for each commitment; this represents the portion of the unused commitment or other contingent exposure that is likely, based on average portfolio historical experience, to become outstanding in the event of a default by an obligor.

CONSUMER CREDIT PORTFOLIO

JPMorgan Chase’s consumer portfolio consists primarily of 1-4 family residential mortgages, credit cards and automobile financings and loans to small businesses. The domestic consumer portfolio reflects the benefit of diversification from both a product and geographical perspective. The primary focus is on servicing the prime consumer credit market.

		H-JPMC Only
(in millions)	September 30, 2004	December 31, 2003

Consumer loans:
Consumer real estate
Home finance — home equity & other	$67,368	$24,179
Home finance — mortgage	56,035	50,381
Auto & education finance	62,587	43,157
Small business & other consumer	15,126	4,204
Credit card receivables — reported	60,241	17,426

Total consumer loans — reported	261,357	139,347
Credit card securitizations (a)	71,256	34,856

Total consumer loans — managed	332,613	174,203
Consumer lending-related commitments
Consumer real estate	54,859	31,626
Auto & education finance	4,707	2,637
Small business & other consumer	9,992	5,792
Credit cards	523,787	141,143

Total lending-related commitments	593,345	181,198

Total consumer credit portfolio	$925,958	$355,401

(a)	Represents the portion of JPMorgan Chase’s credit card receivables that have been securitized.

Total managed consumer loans as of September 30, 2004 were $333 billion, up from $174 billion at year-end 2003, reflecting the addition of the Bank One consumer credit portfolios.

The following discussion relates to the specific loan and lending-related categories within the consumer portfolio:

Consumer Real Estate Lending: Home finance loans on the balance sheet as of September 30, 2004 were $123 billion. This consisted of $67 billion of home equity and other loans and $56 billion of first mortgages. Home equity and other loans included $4 billion of manufactured housing loans, a product that the Firm chose to stop originating earlier this year. The $123 billion in Home Finance receivables as of September 30, 2004, reflects an increase of $49 billion from year-end 2003 driven by the addition of Bank One’s home equity and mortgage portfolios. Home Finance provides real estate lending to the full spectrum of credit borrowers, including $17 billion in sub-prime credits.

Auto & Education Finance: Auto & Education finance loans increased to $63 billion as of September 30, 2004, up from $43 billion at year-end 2003. The acquisition of the Bank One portfolio was responsible for the increase. The auto and education loan portfolio reflects a high concentration of prime quality credits. Recently the Firm has chosen to de-emphasize vehicle leasing, which as of September 30, 2004, comprised $9 billion of the outstandings. It is anticipated that over time vehicle leases will account for a smaller share of balance sheet receivables and exposure.

Small Business & Other Consumer: Small Business & Other consumer loans increased to $15 billion as of September 30, 2004 compared with 2003 year-end levels of $4 billion. The majority of this portfolio segment is comprised of loans to small businesses, and the increase reflects the acquisition of the Bank One small business portfolio. The small business portfolio reflects highly collateralized loans often with personal loan guarantees.

Credit Cards: JPMorgan Chase analyzes its credit card portfolio on a managed basis, which includes credit card receivables on the Consolidated balance sheet and those that have been securitized. Managed credit card receivables were approximately $131 billion at September 30, 2004, an increase of $79 billion from year-end 2003, reflecting the acquisition of the Bank One portfolio. Managed credit card receivables include reported credit card receivables, receivables sold to investors through securitizations and retained interests.

Wholesale and consumer nonperforming exposure and net charge-offs

The following table presents a summary of credit-related nonperforming and past due information for the dates indicated:

			Nonperforming		Past due 90 days and
	Nonperforming		as a % of total		over and accruing
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
(in millions, except ratios)	2004	2003(a)	2004	2003(a)	2004	2003(a)

Wholesale loans:
Loans — U.S.	$1,405	$1,057	1.41%	2.38%	$12	$37
Loans — Non – U.S.	378	947	1.15	3.05	—	5

Total wholesale loans — reported (b)	1,783	2,004	1.35	2.66	12	42
Consumer loans
Consumer real estate	789	374	0.64	0.50	—	—
Auto & education finance	211	123	0.34	0.29	—	—
Small business & other consumer	308	72	2.04	1.71	—	—
Credit card receivables — reported	9	11	0.01	0.06	834	273

Total consumer loans — reported	1,317	580	0.50	0.42	834	273
Total loans reported	3,100	2,584	0.79	1.20	846	315
Derivative receivables	238	253	0.41	0.30	—	—
Other receivables	—	108	NM	100	—	—
Assets acquired in loan satisfaction (c)	299	216	NM	NM	NA	NA

Total credit-related assets	3,637	3,161	0.75	1.04	846	315
Credit card securitizations (d)	—	—	NM	NM	1,467	879

Total (e)	$3,637	$3,161	0.66	0.93	$2,313	$1,194
Purchased held for sale wholesale loans (f)	$355	$22	NM	NM	$—	$—
Credit derivatives hedges notional (g)	$(16)	$(123)	NM	NM	NA	NA

(a)	Heritage JPMorgan Chase only.
(b)	Excludes purchased held-for-sale (“HFS”) wholesale loans.
(c)
At September 30, 2004, and December 31, 2003, includes $50 million and $10 million, respectively, of wholesale assets acquired in loan satisfactions, and $249 million and $206 million, respectively, of consumer assets acquired in loan satisfactions.

(d)	Represents securitized credit cards. For a further discussion of credit card securitizations, see page 41 of JPMorgan Chase’s 2003 Annual Report.
(e)
At September 30, 2004, and December 31, 2003, excludes $1.5 billion and $2.3 billion, respectively, of residential mortgage receivables in foreclosure status that are insured by government agencies. These amounts are excluded as reimbursement is proceeding normally.

(f)	Represents distressed wholesale loans purchased as part of IB’s proprietary investing activities.
(g)
Represents the notional amount of single-name and portfolio credit derivatives used to manage the credit risk of wholesale credit exposure; these derivatives do not qualify for hedge accounting under SFAS 133.

The following table presents a summary of credit-related net charge-off information for the dates indicated:

			Average annual				Average annual
	Charge-offs		net charge-off rate		Charge-offs (a)		net charge-off rate (a)
	Three months ended Sept. 30,				Nine months ended Sept. 30,
(in millions, except ratios)	2004	2003 (b)	2004	2003 (b)	2004	2003	2004	2003

Gross charge-offs
Wholesale loans	$80	$305			$420	$971
Consumer (excluding card)	269	115			485	347
Credit card receivables — reported	760	298			1,335	928

Total loans — reported	1,109	718			2,240	2,246
Credit card securitizations (c)	1,039	532			2,106	1,572

Total loans — managed	2,148	1,250			4,346	3,818
Recoveries
Wholesale loans	104	60			302	197
Consumer (excluding card)	50	23			101	70
Credit card receivables — reported	90	21			136	81

Total loans — reported	244	104			539	348
Credit card securitizations (c)	111	61			219	164

Total loans — managed	355	165			758	512

			Average annual				Average annual
	Charge-offs		net charge-off rate		Charge-offs (a)		net charge-off rate (a)
	Three months ended Sept. 30,				Nine months ended Sept. 30,
(in millions, except ratios)	2004	2003 (b)	2004	2003 (b)	2004	2003	2004	2003

Net charge-offs
Wholesale loans (d)	(24)	245	(0.08)%	1.25%	118	774	0.17%	1.29%
Consumer (excluding card) (e)	219	92	0.47	0.37	384	277	0.38	0.40
Credit card receivables — reported	670	277	4.49	6.37	1,199	847	5.12	6.29

Total loans — reported (d)(e)	865	614	0.93	1.27	1,701	1,898	0.89	1.34
Credit card securitizations (c)	928	471	5.20	5.57	1,887	1,408	5.41	5.75

Total loans — managed	$1,793	$1,085	1.62	1.91	$3,588	$3,306	1.58	1.98
Credit card managed	$1,598	$748	4.88	5.84	$3,086	$2,255	5.29	5.94
(a)	2004 year-to-date results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results, while 2003 year-to-date results include heritage JPMorgan Chase only.
(b)	Heritage JPMorgan Chase only.
(c)	Represents securitized credit cards. For a further discussion of credit card securitizations, see page 41 of JPMorgan Chase’s 2003 Annual Report.
(d)
Net charge-off rates exclude HFS Wholesale loans in the amount of $7.3 billion and $3.3 billion at September 30, 2004 and December 31, 2003, respectively, and year-to-date average loans HFS of $5.9 billion and $3.8 billion for 2004 and 2003, respectively.

(e)
Net charge-off rates exclude HFS Consumer loans in the amount of $15.6 billion and $30.2 billion at September 30, 2004 and December 31, 2003, respectively, and year-to-date average loans HFS of $15.1 billion and $26.7 billion for 2004 and 2003, respectively.

Total nonperforming assets (excluding purchased held-for-sale wholesale loans) increased from December 31, 2003, primarily due to the Merger. The wholesale portfolio experienced a decrease as a result of gross charge-offs of $420 million taken throughout the year. The decrease in the wholesale portfolio was offset by the increase in the consumer portfolio, which was largely a result of the Merger.

Wholesale net charge-offs improved significantly compared with the same period last year as a result of lower gross charge-offs and higher recoveries. The 2004 nine-month net charge-off rate was 0.17%, compared with 1.29% for the same period last year.

Consumer credit quality trends continue to improve overall, reflecting general economic conditions and reduced consumer bankruptcy filings versus prior year. The managed net charge-off ratio for Card Services declined in the third quarter of 2004 to 4.88% from 5.84% in the prior year. Retail Financial Services net charge-off ratio for the third quarter of 2004 was 0.47% compared with 0.37% in the prior year. The increase versus prior periods reflects higher relative net charge-off rates on acquired heritage Bank One portfolios. Management expects consumer net charge-off rates to remain stable allowing for seasonal patterning.

For a further discussion of the components of the Allowance for credit losses, see Note 11 on pages 72-73 of this Form 10-Q.

Summary of changes in the Allowance for credit losses

					H-JPMC Only
	2004				2003
(in millions)	Wholesale	Consumer	Total		Wholesale	Consumer	Total

Loans:
Beginning balance at January 1	$2,204	$2,319	$4,523		$2,936	$2,414	$5,350
Addition resulting from the merger, July 1	1,788	1,335	3,123		—	—	—
Net charge-offs	(118)	(1,583)	(1,701)		(774)	(1,124)	(1,898)
Provision for loans losses(a)	(418)	2,095	1,677		281	1,154	1,435
Other	—	(129)	(129	)(d)	9	(143)	(134	)(d)

Ending balance at September 30	$3,456 (b)	$4,037 (c)	$7,493		$2,452	$2,301	$4,753
Lending-related commitments:
Beginning balance at January 1	$320	$4	$324		$363	$—	$363
Addition resulting from the merger, July 1	499	9	508		—	—	—
Net charge-offs	—	—	—		—	—	—
Provision for lending-related commitments(e)	(290)	—	(290)		(33)	(1)	(34)
Other	—	(1)	(1)		(3)	3	—

Ending balance at September 30	$529	$12	$541		$327	$2	$329
(a)	Includes $560 million related to accounting policy conformity adjustments for the nine months ended September 30, 2004.
(b)	Includes $498 million, $1.9 billion and $1.1 billion of wholesale asset-specific, wholesale expected loss and wholesale stress components, respectively, at September 30, 2004.
(c)	Includes $3.1 billion and $878 million of consumer expected loss and consumer stress components, respectively, at September 30, 2004.
(d)	Primarily represents the transfer of the allowance for accrued fees on reported and securitized credit card loans.
(e)	Includes $(227) million related to accounting policy conformity adjustments for the nine months ended September 30, 2004.

Provision for credit losses
For a discussion of the Provision for credit losses, see page 8 of this Form 10-Q.

	Three months ended		Nine months ended (a)
(in millions)	Sept. 30, 2004	Sept. 30, 2003 (a)	Sept. 30, 2004	Sept. 30, 2003

Loans
Investment Bank	$(148)	$(127)	$(405)	$101
Commercial Banking	10	21	18	16
Treasury & Securities Services	—	(1)	4	—
Asset & Wealth Management	1	(7)	9	—
Corporate	(1)	(1)	(110)	164

Total wholesale	(138)	(115)	(484)	281
Retail Financial Services	239	159	372	450
Card Services	734	234	1,229	704

Total consumer	973	393	1,601	1,154
Accounting policy conformity(b)	560	—	560	—

Total provision for loan losses	1,395	278	1,677	1,435

Lending-related commitments
Investment Bank	$(3)	$(54)	$(62)	$(41)
Commercial Banking	4	—	2	—
Treasury & Securities Services	—	—	—	1
Asset & Wealth Management	—	—	(2)	(1)
Corporate	—	—	—	8

Total wholesale	1	(54)	(62)	(33)
Retail Financial Services	—	(1)	(1)	(1)
Card Services	—	—	—	—

Total consumer	—	(1)	(1)	(1)
Accounting policy conformity	(227)	—	(227)	—

Total provision for lending-related commitments	(226)	(55)	(290)	(34)

Total provision for credit losses
Investment Bank	$(151)	$(181)	$(467)	$60
Commercial Banking	14	21	20	16
Treasury & Securities Services	—	(1)	4	1
Asset & Wealth Management	1	(7)	7	(1)
Corporate	(1)	(1)	(110)	172

Total wholesale	(137)	(169)	(546)	248
Retail Financial Services	239	158	371	449
Card Services	734	234	1,229	704

Total consumer	973	392	1,600	1,153
Accounting policy conformity	333	—	333	—

Total provision for credit losses	1,169	223	1,387	1,401

Securitized credit losses	928	471	1,887	1,408
Accounting policy conformity	(333)	—	(333)	—

Managed provision for credit losses	$1,764	$694	$2,941	$2,809

(a)	2004 year-to-date results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results, while 2003 results include heritage JPMorgan Chase only.
(b)
Reflects an increase of $721 million as a result of the decertification of heritage Bank One seller's interest in credit card securitizations, partially offset by a $161 million decrease in the allowance to conform methodologies during the third quarter of 2004.

Managed provision for credit losses, which reflects credit card securitizations, increased primarily due to the Merger.

Overall: The Allowance for credit losses increased by $3.2 billion from December 31, 2003 to September 30, 2004, primarily driven by the Merger with Bank One. Adjustments required to conform to the combined Firm’s allowance methodology and alignment of accounting practices related to the seller’s interest in credit card securitizations increased the Provision for credit losses by $333 million. See Note 11 on pages 72–73 of this Form 10-Q.

Loans: JPMorgan Chase’s Allowance for loan losses is intended to cover probable credit losses as of September 30, 2004, for which either the asset is not specifically identified or the size of the loss has not been fully determined. The allowance has three components: Asset-specific loss, Expected loss and Stress. As of September 30, 2004, management deemed the allowance to be appropriate (i.e., sufficient to absorb losses that are inherent in the portfolio including those not yet identifiable). The allowance represented 2.01% of loans at September 30, 2004, compared with 2.33% at year-end 2003.

The wholesale component of the allowance was $3.5 billion as of September 30, 2004, an increase from year-end 2003, primarily due to the Merger with Bank One. The wholesale allowance also included $66 million of additional provision required to conform to the combined Firm’s allowance methodology.

The consumer component of the allowance was $4.0 billion as of September 30, 2004, an increase from December 31, 2003, primarily attributable to the Merger and the decertification of the seller’s retained interest in credit card securitizations. Adjustments required to conform to the combined Firm’s allowance methodology included the release of $165 million in Allowance for loan losses within Retail Financial Services ($128 million in Chase Home Finance and $37 million in Chase Auto Finance). The conformance of the methodology within Card Services reduced the Allowance for loan losses by $62 million. Additionally, $128 million in allowance for accrued fees and finance charges were reclassified from the Allowance for loan losses to Loans.

At the time of the Merger, heritage Bank One seller’s interest in credit card securitizations was in a certificated or security form and recorded at fair value. Subsequently, a decision was made to decertificate these assets, which resulted in a reclassification of the seller’s interest from Available-for-sale securities to Loans, at fair value, with no allowance for credit losses. Generally, as the underlying credit card receivables represented by the seller’s interest are paid off, the customers continue to use their credit cards and originate new receivables, which are then recorded as Loans at historical cost. As these new loans age, it is necessary to establish an allowance for credit losses consistent with the Firm’s credit policies. This will occur over a six month period, which represents the average life of credit card receivables. For the three months ended September 30, 2004, $721 million of Allowance for loan losses was established through the provision associated with newly originated receivables related to the seller’s interest, with an additional allowance for loan losses of approximately $700 million expected to be established through the provision in the fourth quarter of 2004.

The Stress component, included in the aforementioned wholesale and consumer components of the allowance, was $2.0 billion at September 30, 2004: $1.1 billion related to the wholesale portfolio and $0.9 billion related to the consumer portfolio. The Stress component represents that portion of the overall allowance attributable to model imprecision and external factors and economic events that have occurred but are not yet reflected in factors used to derive the Expected loss component. See Note 11 on pages 72–73 of this Form 10-Q.

Lending-related commitments: To provide for the risk of loss inherent in the Firm’s process of extending credit, management also computes Specific loss and Expected loss components for wholesale lending-related commitments. These are computed using a methodology similar to that used for the wholesale loan portfolio, modified for expected maturities and probabilities of drawdown. This allowance, which is reported in Other liabilities, was $541 million at September 30, 2004, and reflected a $227 million benefit due to conforming the combined Firm allowance methodology. The allowance was $324 million and $329 million at December 31, 2003 and September 30, 2003, respectively. The Allowance for lending-related commitments increased by $217 million since December 31, 2003, primarily due to the Merger.

MARKET RISK MANAGEMENT

Risk management process
For a discussion of the Firm’s market risk management organization, see pages 66-67 of JPMorgan Chase’s 2003 Annual Report.

Value-at-Risk
JPMorgan Chase’s statistical risk measure, VAR, gauges the potential loss from adverse market moves in an ordinary market environment and provides a consistent cross-business measure of risk profiles and levels of risk diversification. Each business day, the Firm undertakes a comprehensive VAR calculation of its trading activities. However, for certain trading activities, price and/or position data used in the VAR calculation are only updated weekly. For analytical purposes, the Firm also performs a VAR calculation of its nontrading activities, including the private equity business. The Firm calculates VAR using a one-day time horizon and a 99% confidence level. This means the Firm would expect to incur losses greater than that predicted by VAR estimates only once every 100 trading days, or about 2.5 times a year. For the nine months ended September 30, 2004, there were no days on which actual Firmwide market risk–related losses exceeded corporate VAR. For a further discussion of the Firm’s VAR methodology, see pages 67–68 of JPMorgan Chase’s 2003 Annual Report.

The table below shows the IB trading VAR by risk type and credit portfolio VAR. Details of the VAR exposures are discussed in the Trading Risk section below.

IB Trading VAR by risk type and Credit Portfolio VAR (a)							Heritage JPMC only
	Nine Months Ended September 30, 2004 (c)						Nine Months Ended September 30, 2003 (b)
	Average	Minimum		Maximum		At Sept. 30,	Average	Minimum		Maximum		At Sept. 30,
(in millions)	VAR	VAR		VAR		2004	VAR	VAR		VAR		2003 (b)

By risk type:
Fixed income	$76.7	$45.3		$117.5		$73.0	$59.5	$42.3		$104.3		$49.1
Foreign exchange	17.1	10.2		32.8		11.9	15.7	11.0		30.2		19.9
Equities	30.9	19.7		57.8		22.0	10.7	6.7		25.0		13.0
Commodities and other	8.6	6.9		12.2		10.2	7.6	4.9		12.6		7.9
Less: portfolio diversification	(44.4)	NM	(d)	NM	(d)	(38.5)	(36.5)	NM	(d)	NM	(d)	(30.7)

Total Trading VAR	88.9	51.6		125.2		78.6	57.0	39.8		116.3		59.2

Credit Portfolio VAR (e)	14.2	10.8		16.6		13.2	18.1	14.8		22.0		19.5
Less: portfolio diversification	(8.5)	NM	(d)	NM	(d)	(8.2)	(14.3)	NM	(d)	NM	(d)	(14.7)

Total IB Trading and Credit
Portfolio VAR	$94.6	$55.3		$131.6		$83.6	$60.8	$44.8		$119.8		$64.0

(a)
Includes all mark-to-market trading activities in the IB, plus available for sale securities held for the IB’s proprietary purposes. Amounts exclude VAR related to the Firm’s private equity business. For a discussion of Private equity risk management, see page 74 of JPMorgan Chase’s 2003 Annual Report.

(b)
Amounts have been revised to reflect the reclassification of certain mortgage banking positions from the trading portfolio to the nontrading portfolio, reclassification of hedge fund investments, reclassification of Global Treasury positions to portfolios outside the IB, and inclusion of available for sale securities held for the IB’s proprietary purposes.

(c)	2004 year-to-date results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results, while 2003 year-to-date results include heritage JPMorgan Chase only.
(d)
Designated as NM because the minimum and maximum may occur on different days for different risk components, and hence it is not meaningful to compute a portfolio diversification effect. In addition, JPMorgan Chase’s average and period-end VARs are less than the sum of the VARs of its market risk components, due to risk offsets resulting from portfolio diversification.

(e)
Includes VAR on derivative credit valuation adjustments, credit valuation adjustment hedges and mark-to-market loan hedges which are all reported in Trading revenue. This VAR does not include the accrual loan portfolio, which is not marked to market.

Trading risk
The largest contributors to the IB trading VAR in the first nine months of 2004 were fixed income risk (which includes credit spread risk) and equity risk. Before portfolio diversification, fixed income risk and equity risk accounted for roughly 58% and 23% of the average IB Trading Portfolio VAR, respectively. The diversification effect, which on average reduced the daily average IB Trading Portfolio VAR by $44.4 million during the first nine months, reflects the fact that the largest losses for different positions and risks do not typically occur at the same time. The risk of a portfolio of positions is therefore usually less than the sum of the risks of the positions themselves. The degree of diversification is determined both by the extent to which different market variables tend to move together, and by the extent to which different businesses have similar positions.

Average IB trading and Credit Portfolio VAR for the first nine months of 2004 rose to $94.6 million compared with $60.8 million for the same period in 2003. Period-end VAR also increased over the same period, to $83.6 million from $64.0 million. In both cases, the increase was driven by a rise in fixed income and equities VAR, primarily due to increased risk positions, greater market volatility and higher correlation between lines of business.

For a complete discussion of the Firm’s Trading Risk, see page 70 of JPMorgan Chase’s 2003 Annual Report.

VAR backtesting
To evaluate the soundness of its VAR model, the Firm conducts daily backtesting of VAR against actual financial results, based on daily market risk–related gains and losses. Market risk–related gains and losses are defined as the daily change in value of the mark-to-market trading portfolios plus any trading-related net interest income, brokerage commissions, underwriting fees or other revenue. The Firm’s definition of market risk–related gains and losses is consistent with the Federal Reserve Board’s implementation of the Basel Committee’s market risk capital rules.

The histogram below illustrates the daily market risk–related gains and losses for the IB trading businesses for the nine months ended September 30, 2004. The chart shows that the IB posted market risk–related gains on 171 out of 195 days in this period, with 9 days exceeding $100 million. The inset graph looks at those days on which the IB experienced losses and depicts the amount by which VAR exceeded the actual loss on each of those days. Losses were sustained on 24 days, with no loss greater than $50 million, and with no loss exceeding the VAR measure.

Stress testing
While VAR reflects the risk of loss due to unlikely events in normal markets, stress testing captures the Firm’s exposure to unlikely but plausible events in abnormal markets. JPMorgan Chase performs a number of different scenario-based stress tests monthly for all the IB’s trading portfolios, including credit derivatives, for a standard set of forward-looking scenarios for large, low probability changes in market variables. Scenarios are derived from either severe historical crises or forward assessment of developing market trends. Scenarios are reviewed and updated to reflect changes in the Firm’s risk profile and economic events. Based on these stress scenarios, the stress test loss (pre-tax) in the IB’s trading portfolio ranged from $226 million to $1.2 billion and $227 million to $895 million for the nine month periods ending September 30, 2004 and 2003, respectively. (The 2004 year-to-date results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results. In addition, the 2003 amounts have been revised to reflect the reclassification of certain mortgage banking positions from the trading portfolio to the nontrading portfolio, as well as the transfer of Global Treasury positions from the IB to the Corporate business segment.)

For a further discussion of the Firm’s stress testing methodology, see pages 68–69 of the 2003 Annual Report.

Earnings-at-risk results – pre-tax
Interest rate risk exposure in the Firm’s core nontrading business activities (i.e., asset/liability management positions) results from various risks associated with on- and off-balance sheet positions. The Firm conducts simulations of NII for its nontrading activities under a variety of interest rate scenarios, which are consistent with the scenarios used for stress testing. NII earnings-at-risk tests measure the potential change in the Firm’s NII over the next 12 months. These tests highlight exposures to various rate-sensitive factors, such as the rates themselves (e.g., the prime lending rate), pricing strategies on deposits and changes in product mix. The tests also take into account forecasted balance sheet changes, such as asset sales and securitizations, as well as prepayment and reinvestment behavior.

Based on immediate parallel shocks, the Firm’s earnings at risk to rising interest rates, versus base case, declined. JPMorgan Chase’s 12-month pretax earnings sensitivity profile as of September 30, 2004 was as follows:

	Immediate Change in Rates
(in millions)	+200 bp	+100 bp	-100 bp

September 30, 2004	$(291)	$(30)	$(177)

The decrease in measured risk to rising interest rates reflects management’s decision to position the balance sheet for a period of rising interest rates, which was accomplished by restructuring the Firm’s investment portfolio.

Parallel shocks present a limited view of risk, so a number of alternative scenarios are reviewed internally. These include more gradual and severe interest rate movements as well as non-parallel rate shifts. These scenarios are intended to provide a comprehensive view of JPMorgan Chase’s interest rate risk, and do not necessarily represent management’s view of future market movements.

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

PRIVATE EQUITY RISK MANAGEMENT

For a discussion of JPMorgan Chase’s private equity risk management, refer to page 74 of JPMorgan Chase’s 2003 Annual Report. While the Firm computes VAR on its public equity holdings, the potential loss calculated by VAR may not be indicative of the loss potential for these holdings, due to the fact that most of the positions are subject to sale restrictions and, often, represent significant concentration of ownership. Because VAR assumes that positions can be exited in a normal market, JPMorgan Chase believes that the VAR for public equity holdings does not necessarily represent the true value-at-risk for these holdings. At September 30, 2004, the carrying value of the private equity portfolio was $8.1 billion.

SUPERVISION AND REGULATION

SUPERVISION AND REGULATION

The following discussion should be read in conjunction with the Supervision and Regulation section on pages 1–5 of JPMorgan Chase’s 2003 Form 10-K.

Dividends
JPMorgan Chase’s bank subsidiaries could pay dividends to their respective bank holding companies, without the approval of their relevant banking regulators, in amounts up to the limitations imposed upon such banks by regulatory restrictions. These limitations, in the aggregate, totaled approximately $6.1 billion at September 30, 2004.

CRITICAL ACCOUNTING ESTIMATES USED BY THE FIRM

CRITICAL ACCOUNTING ESTIMATES USED BY THE FIRM

JPMorgan Chase’s accounting policies and use of estimates are integral to understanding its reported results. The Firm’s most complex accounting estimates require management’s judgment to ascertain the valuation of assets and liabilities. The Firm has established detailed policies and control procedures intended to ensure that valuation methods, including any judgments made as part of such methods, are well controlled, independently reviewed and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The Firm believes its estimates for determining the valuation of its assets and liabilities are appropriate. For a further description of the Firm’s critical accounting estimates involving significant management valuation judgments, see pages 74–77 and the Notes to Consolidated Financial Statements in JPMorgan Chase’s 2003 Annual Report.

Allowance for Credit Losses
JPMorgan Chase’s Allowance for credit losses covers the wholesale and consumer loan portfolios as well as the Firm’s portfolio of wholesale lending-related commitments. The Allowance for loan losses is intended to adjust the value of the Firm’s loan assets for probable credit losses as of the balance sheet date. The Firm’s Allowance for credit losses consists of three components: Asset-specific loss, Expected loss and Stress. For a further discussion of the components of and the methodologies used in establishing the Firm’s Allowance for credit losses, see Note 11 on pages 72–73 of this Form 10-Q.

   Wholesale Loans and Lending Related Commitments
The methodology for calculating both the Allowance for loan losses and the Allowance for lending-related commitments involves significant judgment. First and foremost, it involves the early identification of credits that are deteriorating. Second, it involves management judgment to derive loss factors. Third, it involves management judgment to evaluate certain macroeconomic factors, underwriting standards, and other relevant internal and external factors impacting the credit quality of the current portfolio, exclusive of the assets specifically provided for via a specific allowance.

   The Firm uses a risk rating system to determine the credit quality of its loans. Wholesale loans are reviewed for information affecting the obligor’s ability to fulfill its obligations. In assessing the risk rating of a particular loan, among the factors considered include the obligor’s debt capacity and financial flexibility, the level of the obligor’s earnings, the amount and sources of repayment, the level and nature of contingencies, management strength, and the industry and geography in which the obligor operates. These factors are based on an evaluation of historical information and current information, as well as subjective assessment and interpretation. Emphasizing one factor over another, or considering additional factors that may be relevant in determining the risk rating of a particular loan, but which are not currently an explicit part of the Firm’s methodology, could impact the risk rating assigned by the Firm to that loan.

   Management also applies its judgment to derive loss factors associated with each credit facility. These loss factors are determined by facility structure, collateral and type of obligor. Wherever possible, the Firm uses independent, verifiable data or the Firm’s own historical loss experience in its models for estimating these loss factors. Many factors can affect management’s estimates of Asset-specific loss and Expected loss, including volatility of loss given default, probability of default and rating migrations. Judgment is applied to determine whether the loss given default should be calculated as an average over the entire credit cycle or at a particular point in the credit cycle. The application of different loss given default factors would change the amount of the Allowance for credit losses determined appropriate by the Firm. Similarly, there are judgments as to which external data on probability of default should be used, and when they should be used. Choosing data that are not reflective of the Firm’s specific loan portfolio characteristics could affect loss estimates

   The Stress component represents that portion of the overall allowance attributable to covering model imprecision and external factors and economic events that have occurred but are not yet reflected in factors used to derive the expected loss component. Stress testing provides management with a range of probable loss estimates. For the risk-rated portfolio, a base range is developed by stressing the loss given default and the probability of default factors. There is then an incremental stress on the base range related to certain concentrated and deteriorating industries. Stress level ranges and the determination of the appropriate point within the range are based upon management’s view of uncertainties that relate to current macroeconomic and political conditions, quality of underwriting standards and other relevant internal and external factors impacting credit quality of the current portfolio.

   Consumer Loans
The Expected loss component for consumer credits is generally determined by applying statistical loss factors and other risk indicators to pools of loans by asset type. These expected loss estimates are sensitive to changes in delinquency status, credit bureau scores, the realizable value of collateral, and other risk factors.

   Stress testing the consumer portfolios is accomplished in part by analyzing the historical loss experience for each major product segment. Management analyzes the range of credit loss experienced for each major portfolio segment taking into account economic cycles, portfolio seasoning and underwriting criteria. Management then formulates a stress test range that incorporates relevant risk factors that impact overall credit performance.

Trading and Available-for-Sale Portfolios
The following table summarizes the Firm’s trading and available-for-sale portfolios by valuation methodology at September 30, 2004:

	Trading Assets		Trading Liabilities
	Securities		Securities		AFS
	purchased (a)	Derivatives (b)	sold (a)	Derivatives (b)	securities

Fair value based on:
Quoted market prices	89%	2%	97%	1%	96%
Internal models with significant observable market parameters	8	97	1	98	2
Internal models with significant unobservable market parameters	3	1	2	1	2

Total	100%	100%	100%	100%	100%

(a)	Reflected as debt and equity instruments on the Firm’s Consolidated balance sheet.
(b)
Based on gross mark-to-market valuations of the Firm’s derivatives portfolio prior to netting positions pursuant to FIN 39, as cross-product netting is not relevant to an analysis based upon valuation methodologies.

Goodwill Impairment
Under SFAS 142, goodwill must be allocated to reporting units and tested for impairment. The Firm tests goodwill for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. Impairment testing is performed at the reporting-unit level (which is generally one level below the seven major business segments identified in Note 20 on pages 83–85 of this Form 10-Q). The first part of the test is a comparison, at the reporting unit level, of the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value is less than the carrying value, then the second part of the test is needed to measure the amount of potential goodwill impairment. The implied fair value of the reporting unit goodwill is calculated and compared to the carrying amount of goodwill recorded in the Firm’s financial records. If the carrying value of reporting unit goodwill exceeds the implied fair value of that goodwill, then the Firm would recognize an impairment loss in the amount of the difference, which would be recorded as a charge against Net income.

The fair values of the reporting units are determined using discounted cash flow models based on each reporting unit’s internal forecasts. In addition, analyses using market-based trading and transaction multiples, where available, are used to assess the reasonableness of the valuations derived from the discounted cash flow models.

Goodwill was not impaired as of September 30, 2004 or December 31, 2003, nor was any goodwill written-off during the three months or nine months ended September 30, 2004 and 2003. See Note 14 on pages 79–80 of this Form 10-Q, and Note 16 on page 107 of JPMorgan Chase’s 2003 Annual Report for additional information related to the nature and accounting for goodwill and the carrying values of goodwill by major business segment.

MSRs and certain other retained interests
For a discussion of the most significant assumptions used to value these retained interests, as well as the applicable stress tests for those assumptions, see Notes 13 and 16 on pages 100–103 and 107–109, respectively, of JPMorgan Chase’s 2003 Annual Report.

ACCOUNTING AND REPORTING DEVELOPMENTS

ACCOUNTING AND REPORTING DEVELOPMENTS

Accounting for certain loans or debt securities acquired in a transfer
In December 2003, the AICPA issued Statement of Position 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 provides guidance on the accounting for differences between contractual and expected cash flows from the purchaser’s initial investment in loans or debt securities acquired in a transfer, if those differences are attributable, at least in part, to credit quality. Among other things, SOP 03-3: (1) prohibits the recognition of the excess of contractual cash flows over expected cash flows as an adjustment of yield, loss accrual or valuation allowance at the time of purchase; (2) requires that subsequent increases in expected cash flows be recognized prospectively through an adjustment of yield; and (3) requires that subsequent decreases in expected cash flows be recognized as an impairment. In addition, SOP 03-3 prohibits the creation or carrying-over of a valuation allowance in the initial accounting of all loans within its scope that are acquired in a transfer. SOP 03-3 becomes effective for loans or debt securities acquired in fiscal years beginning after December 15, 2004. The Firm does not believe that the implementation of SOP 03-3 will have a material impact on the Firm’s Consolidated financial statements.

Accounting for interest rate lock commitments (“IRLCs”)
IRLCs associated with mortgages to be held for sale represent commitments to extend credit at specified interest rates. On March 9, 2004, the SEC issued SAB No. 105, which summarizes the views of the SEC staff regarding the application of U.S. GAAP to loan commitments accounted for as derivative instruments. SAB 105 states that the value of the servicing asset should not be included in the estimate of fair value of IRLCs. SAB 105 is applicable for all IRLCs accounted for as derivatives and entered into on or after April 1, 2004.

Prior to April 1, 2004, JPMorgan Chase recorded IRLCs at estimated fair value. The fair value of IRLCs included an estimate of the value of the loan servicing right inherent in the underlying loan, net of the estimated costs to close the loan. Effective April 1, 2004, and as a result of SAB 105, the Firm no longer assigns fair value to IRLCs on the date they are entered into, with any initial gain being recognized upon the sale of the resultant loan. Also in connection with SAB 105, the Firm records any changes in the value of the IRLCs, excluding the servicing asset component, due to changes in interest rates after they are locked. Adopting SAB 105 did not have a material impact on the Firm’s 2004 Consolidated financial statements.

Accounting for Postretirement Health Care Plans which Provide Prescription Drug Benefits
In May 2004, the FASB issued FSP FAS106-2, which provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”); the Act was signed into law on December 8, 2003. Under the Act, a subsidy is available to sponsors of postretirement health care plans whose benefits are actuarially equivalent to Medicare Part D. The Firm has determined that its plans are actuarially equivalent and has reflected the effects of the subsidy in its financial statements and disclosures.

Impairment of available-for-sale and held-to-maturity securities
In September 2004, the FASB issued FSP EITF 03-1-1 which delayed the effective date of EITF Issue 03-1, until the FASB staff addresses additional measurement issues affecting the consensus. EITF 03-1 addresses issues related to other-than-temporary impairment for securities classified as either available-for-sale or held-to-maturity under SFAS 115 (including individual securities and investments in mutual funds) and for investments accounted for under the cost method. A proposed FSP addressing these issues has been issued and is expected to be finalized in late 2004. The Firm is currently evaluating the potential impact of the proposed guidance.

Disclosures about segments of an enterprise
In September 2004, the EITF reached a consensus on Issue 04-10 that operating segments must always have similar economic characteristics and meet a majority of the five characteristics listed in FAS 131 in order to be aggregated. Those characteristics include the nature of the products and services; the nature of the production processes; the type or class of customer; the method used to distribute products or provide services; and the nature of the regulatory environment. EITF 04-10 is applicable for the Firm’s Consolidated financial statements for the year ending December 31, 2004. The Firm is currently assessing the impact on its segment disclosure.

REPORT OF MANAGEMENT

Management of JPMorgan Chase & Co. (the “Firm”) is responsible for the preparation, integrity and fair presentation of its published financial reports. These reports include consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America, using management’s best judgment and all information available.

Management of the Firm is responsible for establishing and maintaining disclosure controls and procedures to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. In addition to disclosure controls and procedures, management of the Firm is responsible for establishing and maintaining an effective process for internal control over financial reporting, which provides reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Firm maintains systems of controls that it believes are reasonably designed to provide management with timely and accurate information about the operations of the Firm. This process is supported by an internal audit function along with the ongoing appraisal of controls by the Audit Committee of the Board of Directors. The Audit Committee, which consists solely of independent directors, meets at least quarterly with the independent registered public accounting firm, internal audit and representatives of management to discuss, among other things, accounting and financial reporting matters. The Firm’s independent registered public accounting firm, the internal audit function and the Audit Committee have free access to each other. Disclosure controls and procedures, internal controls, systems and corporate-wide processes and procedures are continually evaluated and enhanced.

Management of the Firm evaluated its disclosure controls and procedures as of September 30, 2004. Based on this evaluation, the Principal Executive Officer, Principal Operating Officer and Principal Financial Officer each concludes that as of September 30, 2004, the Firm maintained effective disclosure controls and procedures in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Principal Executive Officer, the Principal Operating Officer and the Principal Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. There has been no change in the Firm’s internal control over financial reporting that occurred during the Firm’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.

The Firm is dedicated to maintaining a culture that reflects the highest standards of integrity and ethical conduct when engaging in its business activities. Management of the Firm is responsible for compliance with various federal and state laws and regulations, and the Firm has established procedures that are designed to ensure that management’s policies relating to conduct, ethics and business practices are followed on a uniform basis.

JPMorgan Chase & Co.

November 9, 2004

/s/ William B. Harrison, Jr.

William B. Harrison, Jr. Chairman and Chief Executive Officer

/s/ James Dimon

James Dimon President and Chief Operating Officer

/s/ Michael J. Cavanagh

Michael J. Cavanagh Executive Vice President and Chief Financial Officer

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30, (b)
	2004	2003 (a)	2004	2003

Revenue
Investment banking fees	$879	$649	$2,464	$2,044
Trading revenue	408	829	3,001	3,673
Lending & deposit related fees	943	456	1,769	1,276
Asset management, administration and commissions	2,141	1,518	5,682	4,320
Securities/private equity gains (losses)	413	284	1,305	1,287
Mortgage fees and related income	277	15	874	774
Credit card income	1,782	635	3,018	1,781
Other income	210	196	602	340

Subtotal	7,053	4,582	18,715	15,495

Interest income	9,493	5,839	20,733	18,268
Interest expense	4,041	2,641	9,301	8,485

Net interest income	5,452	3,198	11,432	9,783

Total net revenue	12,505	7,780	30,147	25,278
Provision for credit losses	1,169	223	1,387	1,401
Noninterest expense
Compensation expense	4,050	2,631	10,295	8,879
Occupancy expense	604	391	1,475	1,430
Technology and communications expense	1,046	719	2,651	2,088
Professional & outside services	1,103	703	2,671	2,098
Marketing	506	179	907	510
Other expense	920	431	1,878	1,233
Amortization of intangibles	396	73	554	220

Total noninterest expense before merger costs and litigation reserve charge	8,625	5,127	20,431	16,458
Merger costs	752	—	842	—
Litigation reserve charge	—	—	3,700	100

Total noninterest expense	9,377	5,127	24,973	16,558
Income before income tax expense	1,959	2,430	3,787	7,319
Income tax expense	541	802	987	2,464

Net income	$1,418	$1,628	$2,800	$4,855

Net income applicable to common stock	$1,405	$1,615	$2,761	$4,817

Net income per common share
Basic earnings per share	$0.40	$0.80	$1.09	$2.40
Diluted earnings per share	0.39	0.78	1.06	2.35
Average basic shares	3,513.5	2,012.2	2,533.1	2,006.0
Average diluted shares	3,592.0	2,068.2	2,598.5	2,047.0
Cash dividends per common share	$0.34	$0.34	$1.02	$1.02

(a)	Heritage JPMorgan Chase only.
(b)	2004 year-to-date results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results, while 2003 year-to-date results include heritage JPMorgan Chase only.

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

JPMORGAN CHASE & CO.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share data)

	Sept. 30,	Dec. 31,
	2004	2003 (a)

Assets
Cash and due from banks	$30,815	$20,268
Deposits with banks	33,082	10,175
Federal funds sold and securities purchased under resale agreements	96,031	76,868
Securities borrowed	50,546	41,834
Trading assets (including assets pledged of $95,607 at Sept. 30, 2004, and $81,312 at Dec. 31, 2003)	272,647	252,871
Securities:
Available-for-sale (including assets pledged of $32,605 at Sept. 30, 2004, and $31,639 at Dec. 31, 2003)	92,695	60,068
Held-to-maturity (Fair Value: $129 at Sept. 30, 2004, and $186 at Dec. 31, 2003)	121	176
Interests in purchased receivables	30,479	4,752
Loans (net of Allowance for loan losses of $7,493 at Sept. 30, 2004, and $4,523 at Dec. 31, 2003)	386,208	210,243
Private equity investments	8,547	7,250
Accrued interest and accounts receivable	19,876	12,356
Premises and equipment	8,880	6,487
Goodwill	42,947	8,511
Other intangible assets:
Mortgage servicing rights	5,168	4,781
Purchased credit card relationships	4,055	1,014
All other intangibles	5,945	685
Other assets	50,427	52,573

Total assets	$1,138,469	$770,912

Liabilities
Deposits:
U.S.:
Noninterest-bearing	$122,054	$73,154
Interest-bearing	254,611	125,855
Non-U.S. offices:
Noninterest-bearing	7,259	6,311
Interest-bearing	112,530	121,172

Total deposits	496,454	326,492
Federal funds purchased and securities sold under repurchase agreements	167,313	113,466
Commercial paper	10,307	14,284
Other borrowed funds	9,454	8,925
Trading liabilities	131,074	149,448
Accounts payable, accrued expenses and other liabilities (including the Allowance for lending-related commitments of $541 at Sept. 30, 2004 and $324 at Dec. 31, 2003)	61,198	43,970
Beneficial interests issued by consolidated variable interest entities	45,840	12,295
Long-term debt	91,754	48,014
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	11,745	6,768
Insurance policy and claims reserves	7,477	1,096

Total liabilities	1,032,616	724,758
Commitments and contingencies (see Note 17 of this Form 10-Q)
Stockholders’ Equity
Preferred stock	1,009	1,009
Common stock (authorized 9,000,000,000 shares at Sept. 30, 2004, and 4,500,000,000 shares at Dec. 31, 2003; issued 3,576,131,663 shares at Sept. 30, 2004, and 2,044,436,509 shares at Dec. 31, 2003)	3,576	2,044
Capital surplus	72,183	13,512
Retained earnings	29,779	29,681
Accumulated other comprehensive income (loss)	(242)	(30)
Treasury stock, at cost (12,061,201 shares at Sept. 30, 2004, and 1,816,495 shares at Dec. 31, 2003)	(452)	(62)

Total stockholders’ equity	105,853	46,154

Total liabilities and stockholders’ equity	$1,138,469	$770,912

(a)	Heritage JPMorgan Chase only.

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(in millions, except per share data)

						Accumulated
						Other			Total
	Preferred	Common Stock		Capital	Retained	Comprehensive	Treasury Stock		Stockholders’
	Stock	Shares	Amount	Surplus	Earnings	Income (Loss)	Shares	Amount	Equity

Balance-December 31, 2003 (a)	$1,009	2,044	$2,044	$13,512	$29,681	$(30)	2	$(62)	$46,154

Comprehensive income:
Net income					2,800				2,800
Net unrealized gains (losses) on available-for-sale securities, net of taxes						(88)			(88)
Cash flow hedges, net of taxes						(122)			(122)
Foreign currency translation adjustment, net of taxes						(2)			(2)

Total comprehensive income					2,800	(212)			2,588
Cash dividends:
Common ($1.02 per share)					(2,663)				(2,663)
Preferred					(39)				(39)
Shares issued in connection with the Merger		1,469	1,469	55,867					57,336
Shares issued and commitments to issue common stock under employee plans		63	63	2,804					2,867
Forfeitures to treasury stock under employee plans							7	(252)	(252)
Purchase of treasury stock							3	(138)	(138)

Balance-September 30, 2004	$1,009	3,576	$3,576	$72,183	$29,779	$(242)	12	$(452)	$105,853

Balance-December 31, 2002 (a)	$1,009	2,024	$2,024	$13,222	$25,851	$1,227	25	$(1,027)	$42,306

Comprehensive income:
Net income					4,855				4,855
Net unrealized gains (losses) on available-for-sale securities, net of taxes						(678)			(678)
Cash flow hedges, net of taxes						(362)			(362)

Total comprehensive income					4,855	(1,040)			3,815
Cash dividends:
Common ($1.02 per share)					(2,128)				(2,128)
Preferred					(38)				(38)
Shares issued and commitments to issue common stock under employee plans		17	17	16					33
Forfeitures to treasury stock under employee plans							3	(113)	(113)
Reissuances from treasury stock							(26)	1,082	1,082

Balance-September 30, 2003 (a)	$1,009	2,041	$2,041	$13,238	$28,540	$187	2	$(58)	$44,957

(a)	Heritage JPMorgan Chase only.

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Nine Months Ended September 30, (a)
	2004	2003

Operating Activities
Net income	$2,800	$4,855
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	1,387	1,401
Depreciation and amortization	2,604	2,340
Deferred tax provision (benefit)	(684)	1,051
Investment securities gains	(305)	(1,417)
Private equity unrealized (gains) losses	(408)	88
Net change in:
Trading assets	(29,795)	19,519
Securities borrowed	(7,934)	(2,953)
Accrued interest and accounts receivable	(858)	150
Other assets	(8,585)	(25,019)
Trading liabilities	(5,293)	22,450
Accounts payable, accrued expenses and other liabilities	5,942	15,332
Other operating adjustments	(64)	385

Net cash (used in) provided by operating activities	(41,193)	38,182
Investing Activities
Net change in:
Deposits with banks	(15,598)	(1,659)
Federal funds sold and securities purchases under resale agreements	(7,778)	(22,943)
Other change in loans	(100,866)	(136,464)
Held-to-maturity securities:
Proceeds	55	186
Purchases	—	—
Available-for-sale securities:
Proceeds from maturities	8,554	8,370
Proceeds from sales	108,314	270,332
Purchases	(108,530)	(259,199)
Loans due to sales and securitizations	82,463	124,665
Cash received (used) in business acquisitions	14,281	(23)
All other investing activities, net	515	1,953

Net cash used in investing activities	(18,590)	(14,782)
Financing Activities
Net change in:
Deposits	23,178	8,985
Federal funds purchased and securities sold under repurchase agreements	46,591	(37,524)
Commercial paper and other borrowed funds	(6,226)	310
Proceeds from the issuance of long-term debt and capital debt securities	19,828	11,042
Repayments of long-term debt and capital debt securities	(11,580)	(6,042)
Net issuance of stock and stock-based awards	1,444	1,002
Treasury stock purchased	(138)	—
Cash dividends paid	(2,691)	(2,136)
All other financing activities, net	—	64

Net cash provided by (used in) financing activities	70,406	(24,299)
Effect of exchange rate changes on cash and due from banks	(76)	266

Net increase (decrease) in cash and due from banks	10,547	(633)
Cash and due from banks at December 31, 2003 and 2002	20,268	19,218

Cash and due from banks at September 30, 2004 and 2003	$30,815	$18,585

Cash interest paid	$9,152	$8,523
Cash income taxes paid	947	983

Note:
The fair values of noncash assets acquired and liabilities assumed in the Merger with Bank One were $320.9 billion and $277.0 billion, respectively. Approximately 1,469 million shares of common stock, valued at approximately $57.3 billion, were issued in connection with the merger with Bank One.

(a)	2004 year-to-date results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results, while 2003 year-to-date results include heritage JPMorgan Chase only.

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

See Glossary of Terms on pages 88–89 of this Form 10-Q for definitions of terms used throughout the Notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1—BASIS OF PRESENTATION

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

As further described in Note 2 of this Form 10-Q, on July 1, 2004, the Firm merged with Bank One Corporation (“Bank One”) and acquired all of its outstanding stock. The merger was accounted for using the purchase method of accounting. Bank One’s results of operations were included in the Firm’s results beginning July 1, 2004.

NOTE 2—BUSINESS CHANGES AND DEVELOPMENTS
Merger with Bank One Corporation

Effective July 1, 2004, Bank One Corporation (“Bank One”) merged with and into JPMorgan Chase (the “Merger”) pursuant to the Agreement and Plan of Merger, dated as of January 14, 2004. As a result of the Merger, each outstanding share of common stock of Bank One was converted in a stock-for-stock exchange into the right to receive 1.32 shares of common stock of JPMorgan Chase; cash payments for fractional shares were approximately $3.1 million. JPMorgan Chase stockholders kept their shares, which remained outstanding and unchanged as shares of JPMorgan Chase following the Merger. The Merger will provide the combined company with a more balanced business mix and greater geographic diversification. The Merger is being accounted for using the purchase method of accounting, which requires that the assets and liabilities of Bank One be fair valued as of July 1, 2004. The purchase price to complete the Merger was $58.5 billion.

Purchase price allocation and goodwill

The purchase price has been allocated to the assets acquired and liabilities assumed using their fair values at the merger date. The computation of the purchase price and the allocation of the purchase price to the net assets of Bank One – based on their respective fair values as of July 1, 2004, and the resulting goodwill – are presented below. The allocation of the purchase price will be modified over the next nine months, as more information is obtained about the fair value of assets acquired and liabilities assumed.

(in millions, except per share amount)	July 1, 2004

Purchase price
Bank One common stock exchanged	1,113
Exchange ratio	1.32

JPMorgan Chase common stock issued	1,469
Average purchase price per JPMorgan Chase common share (a)	$39.02 (a)

		$57,336
Fair value of employee stock awards and direct acquisition costs		1,210

Total purchase price		58,546
Net assets acquired:
Bank One stockholders’ equity	$24,156
Bank One goodwill and other intangible assets	(2,754)

Subtotal	21,402
Adjustments to reflect assets acquired at fair value:
Loans and leases	(2,261)
Private equity investments	(100)
Identified intangibles	8,789
Pension plan assets	(778)
Premises and equipment	(436)
Other assets	(265)
Adjustments to reflect liabilities assumed at fair value
Deposits	(373)
Deferred income taxes	947
Postretirement plan liabilities	(44)
Other liabilities	(1,142)
Long-term debt	(1,477)

		24,262

Goodwill resulting from merger		$34,284

(a)
The value of the Firm’s common stock exchange with Bank One shareholders was based on the average closing prices of the Firm’s common stock for the two days prior to, and the two days following, the announcement of the merger on January 14, 2004.

Components of the fair value of acquired, identifiable intangible assets as of July 1, 2004 are as follows:

		Weighted average	Useful life
(in millions)	Fair value	life (in years)	(in years)

Core deposit intangibles	$3,650	5.1	Up to 10
Purchased credit card relationships	3,340	4.6	Up to 10
Other credit card-related intangibles	419	4.6	Up to 10
Other customer relationship intangibles	870	4.6 - 10.5	Up to 20
Indefinite-lived asset management intangibles	510	NA	NA

Total	$8,789

Unaudited Pro Forma Condensed Combined Financial Information

The following unaudited pro forma condensed combined financial information presents the results of operations of the Firm had the Merger taken place at January 1, 2003.

	Three months ended	Nine months ended September 30,
(in millions, except per share data)	September 30, 2003	2004	2003

Total revenue before net interest income	$6,719	$23,554	$21,909
Net interest income	5,430	16,037	16,277
Provision for credit losses	635	1,570	2,762
Noninterest expense	7,947	31,118	24,832
Income before income taxes	3,567	6,903	10,592
Net income	2,374	4,878	7,002
Per common share information
Earnings	$0.68	$1.38	$1.99
Diluted earnings	0.66	1.35	1.96
Average common shares issued and outstanding	3,483.9	3,508.9	3,498.8
Average diluted common shares issued and outstanding	3,551.8	3,590.0	3,549.3

NOTE 3—TRADING ASSETS AND LIABILITIES

For a discussion of the accounting policies related to trading assets and liabilities, see Note 3 on pages 87–88 of JPMorgan Chase’s 2003 Annual Report. The following table presents Trading assets and Trading liabilities for the dates indicated:

		Heritage JPMC only
	September 30,	December 31,
(in millions)	2004	2003

Trading assets
Debt and equity instruments:
U.S. government, federal agencies and municipal securities	$63,241	$44,678
Certificates of deposit, bankers’ acceptances and commercial paper	7,732	5,765
Debt securities issued by non-U.S. governments	45,446	36,243
Corporate securities and other	98,433	82,434

Total debt and equity instruments	214,852	169,120

Derivative receivables: (a)
Interest rate	41,996	60,176
Foreign exchange	3,481	9,760
Equity	6,446	8,863
Credit derivatives	2,386	3,025
Commodity	3,486	1,927

Total derivative receivables	57,795	83,751

Total trading assets	$272,647	$252,871

Trading liabilities
Debt and equity instruments (b)	$78,767	$78,222

Derivative payables: (a)
Interest rate	36,274	49,189
Foreign exchange	3,687	10,129
Equity	7,588	8,203
Credit derivatives	2,293	2,672
Commodity	2,465	1,033

Total derivative payables	52,307	71,226

Total trading liabilities	$131,074	$149,448

(a)
Included in Trading assets and Trading liabilities are the reported receivables (unrealized gains) and payables (unrealized losses) related to derivatives. These amounts include the effect of legally enforceable master netting agreements. Effective January 1, 2004, the Firm elected to net cash paid and received under legally enforceable master netting agreements.

(b)	Primarily represents securities sold, not yet purchased.

NOTE 4—INTEREST INCOME AND INTEREST EXPENSE

Details of Interest income and Interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,(b)
(in millions)	2004	2003 (a)	2004	2003

Interest income
Loans	$5,648	$2,997	$11,029	$8,928
Securities	1,011	880	2,390	2,826
Trading assets — debt and equity instruments	1,990	1,491	5,455	4,935
Federal funds sold and securities purchased under resale agreements	474	344	1,095	1,171
Securities borrowed	120	72	303	248
Deposits with banks	131	24	331	129
Interests in purchased receivables	119	31	130	31

Total interest income	9,493	5,839	20,733	18,268
Interest expense
Interest-bearing deposits	1,503	789	3,125	2,807
Short-term and other liabilities	1,579	1,437	4,333	4,511
Long-term debt	788	369	1,595	1,121
Beneficial interests issued by consolidated variable interest entities	171	46	248	46

Total interest expense	4,041	2,641	9,301	8,485
Net interest income	5,452	3,198	11,432	9,783
Provision for credit losses	1,169	223	1,387	1,401

Net interest income after provision for credit losses	$4,283	$2,975	$10,045	$8,382

(a)	Heritage JPMorgan Chase only.
(b)	2004 year-to-date results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results, while 2003 year-to-date results include heritage JPMorgan Chase only.

NOTE 5—PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS

For a discussion of JPMorgan Chase’s postretirement employee benefit plans, see Note 6 on pages 89–93 of JPMorgan Chase’s 2003 Annual Report. The following table presents the components of net periodic benefit costs reported in the Consolidated statements of income for the U.S. and non-U.S. defined benefit pension and other postretirement benefit plans of the Firm:

	Defined benefit pension plans				Other postretirement
	U.S.		Non-U.S.		benefit plans
	Three months ended September 30,
(in millions)	2004(a)	2003(c)	2004	2003(c)	2004(a)(b)	2003(c)

Components of net periodic benefit costs
Benefits earned during the period	$74	$41	$4	$2	$3	$4
Interest cost on benefit obligations	108	67	21	9	20	19
Expected return on plan assets	(195)	(78)	(22)	(10)	(22)	(21)
Amortization of unrecognized amounts:
Prior service cost	2	2	—	—	—	—
Net actuarial (gain) loss	(9)	15	11	4	—	—
Curtailment loss	—	—	—	—	8	—
Settlement loss	—	—	—	1	—	—

Net periodic benefit costs reported in Compensation expense	$(20)	$47	$14	$6	$9	$2

	Defined benefit pension plans				Other postretirement
	U.S.		Non-U.S.		benefit plans
	Nine months ended September 30, (d)
(in millions)	2004(a)	2003	2004	2003	2004 (a)(b)	2003

Components of net periodic benefit costs
Benefits earned during the period	$172	$116	$11	$7	$12	$12
Interest cost on benefit obligations	242	182	64	33	58	58
Expected return on plan assets	(386)	(212)	(66)	(37)	(64)	(63)
Amortization of unrecognized amounts:
Prior service cost	10	5	—	—	—	—
Net actuarial loss	12	41	33	16	—	—
Curtailment loss	—	—	—	—	8	—
Settlement loss	—	—	5	3	—	—

Net periodic benefit costs reported in Compensation expense	$50	$132	$47	$22	$14	$7

(a)
For the three and nine months ended September 30, 2004, U.S. pension and other postretirement expense includes a total adjustment of $(56) million and $3 million, respectively, resulting from finalization of 2004 actuarial valuations.

(b)
The effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 resulted in a $35 million reduction in the accumulated Other postretirement benefit obligation. The impact on the Firm’s net periodic benefit costs was immaterial.

(c)	Heritage JPMorgan Chase only.
(d)
Year-to-date 2004 results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results, while 2003 year-to-date results include heritage JPMorgan Chase only. Effective July 1, 2004, the Firm assumed the obligations of heritage Bank One’s postretirement plans. These plans are similar to those of JPMorgan Chase and are expected to be merged into JPMorgan Chase’s postretirement benefit plans in 2005.

JPMorgan Chase made a discretionary cash contribution of $1.1 billion to its U.S. defined benefit pension plan on April 1, 2004, funding it to the maximum allowable amount under applicable tax law. This contribution reduced U.S. pension costs by $22 million in the third quarter and $43 million for the nine months ended September 30, 2004. This contribution is expected to reduce U.S. pension costs by an additional $21 million over the remaining three months of 2004.

NOTE 6—EMPLOYEE STOCK-BASED INCENTIVES
Employee stock-based incentives

For a discussion of the accounting policies relating to employee stock-based compensation, see Note 7 on pages 93–95 of JPMorgan Chase’s 2003 Annual Report. The following table presents Net income and basic and diluted earnings per share as reported, and as if all outstanding awards were accounted for at fair value in each period.

		Three Months Ended September 30,		Nine Months Ended September 30, (b)
(in millions, except per share data)		2004	2003 (a)	2004	2003

Net income as reported		$1,418	$1,628	$2,800	$4,855
Add:	Employee stock-based compensation expense included in reported net income, net of related tax effects	227	133	581	420
Deduct:	Employee stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(265)	(217)	(703)	(704)

Pro forma net income		$1,380	$1,544	$2,678	$4,571
Earnings per share:
Basic — as reported		$0.40	$0.80	$1.09	$2.40
Basic — pro forma		0.39	0.76	1.04	2.26
Diluted — as reported		$0.39	$0.78	$1.06	$2.35
Diluted — pro forma		0.38	0.74	1.01	2.21
(a)	Heritage JPMorgan Chase only.
(b)	2004 year-to-date results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results, while 2003 year-to-date results include heritage JPMorgan Chase only.

Deferred compensation plan

JPMorgan Chase has a deferred compensation plan, under which employees that meet certain compensation requirements may elect to defer all or a portion of their cash incentive awards each year on a tax-deferred basis. Amounts deferred are not invested in actual funds but rather are credited with returns as if they were invested in investment choices selected by the employee. Employees may elect to receive distributions following retirement or termination of employment, or in a specified year, subject to a minimum deferral period. Employees also may elect to receive payments in a lump sum or in annual installments. The plan is unfunded. The employees’ cash incentive awards are recorded in Compensation expense in the year they are earned, with the related deferral recorded in Other liabilities. Changes in the value of the employees’ deferred compensation liability accounts are recognized in earnings in the current period. At September 30, 2004, and December 31, 2003, the deferred compensation liability was $4.6 billion (which includes $447 million assumed from Bank One) and $3.7 billion, respectively.

NOTE 7—MERGER COSTS

A summary by expense category is shown in the following table for the three and nine months ended September 30, 2004. These costs and the related accrued liability have been determined in accordance with a formal plan approved by management, and is being executed currently.

	Three Months Ended September 30,	Nine Months Ended September 30, (a)
(in millions)	2004	2004

Expense category
Compensation	$380	$445
Occupancy	147	167
Technology and communications and other	225	230

Total (b)	$752	$842

(a)	2004 year-to-date results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
(b)	With the exception of occupancy-related write-offs, all of the costs in the table require the expenditure of cash.

In addition to the merger costs reflected in the table above, $1.0 billion of merger costs were accounted for as purchase accounting adjustments and recorded as an increase to goodwill. The table below shows the change in the liability balance related to merger costs.

	Three Months Ended September 30,	Nine Months Ended September 30, (a)
(in millions)	2004	2004

Liability balance, beginning of period	$—	$—
Recorded as merger costs	752	842
Recorded as goodwill	1,025	1,025
Liability utilized	(546)	(636)

Liability balance, end of period	$1,231	$1,231

NOTE 8—SECURITIES AND PRIVATE EQUITY INVESTMENTS

For a discussion of the accounting policies relating to Securities, see Note 9 on pages 96–97 of JPMorgan Chase’s 2003 Annual Report. The following table presents realized gains and losses from available-for-sale (“AFS”) securities:

	Three Months Ended September 30,		Nine Months Ended September 30, (b)
(in millions)	2004	2003 (a)	2004	2003

Realized gains	$167	$576	$423	$2,000
Realized losses	(27)	(412)	(118)	(583)

Net realized securities gains	140	164	305	1,417
Private equity gains (losses)	273	120	1,000	(130)

Total Securities/private equity gains (losses)	$413	$284	$1,305	$1,287

(a)	Heritage JPMorgan Chase only.
(b)	2004 year-to-date results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results, while 2003 year-to-date results include heritage JPMorgan Chase only.

The amortized cost and estimated fair value of AFS and held-to-maturity securities were as follows for the dates indicated:

					Heritage JPMC Only
	At September 30, 2004				At December 31, 2003
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
(in millions)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Available-for-sale securities
U.S. government and federal agencies/ corporations obligations:
Mortgage-backed securities	$46,563	$254	$840	$45,977	$32,248	$101	$417	$31,932
Collateralized mortgage obligations	399	2	—	401	1,825	3	—	1,828
U.S. treasuries	12,492	20	180	12,332	11,511	13	168	11,356
Agency obligations	1,574	22	15	1,581	106	2	—	108
Obligations of state and political subdivisions	3,116	137	20	3,233	2,841	171	52	2,960
Debt securities issued by non-U.S. governments	8,030	36	11	8,055	7,232	47	41	7,238
Corporate debt securities	7,193	149	6	7,336	818	23	8	833
Equity securities	5,364	34	5	5,393	1,393	24	11	1,406
Other, primarily asset-backed securities (a)	8,366	34	13	8,387	2,448	61	102	2,407

Total available for sale securities	$93,097	$688	$1,090	$92,695	$60,422	$445	$799	$60,068
Held-to-maturity securities (b)

Total held-to-maturity securities	$121	$8	$—	$129	$176	$10	$—	$186

(a)	Includes collateralized mortgage obligations of private issuers, which generally have underlying collateral consisting of obligations of U.S. government and federal agencies and corporations.
(b)	Consists primarily of mortgage-backed securities.

For a further description of private equity investments, see Note 15 on page 106 of JPMorgan Chase’s 2003 Annual Report. The following table presents the carrying value and cost of the Firm’s private equity investment portfolio for the dates indicated:

H-JPMC Only
	September 30, 2004		December 31, 2003
	Carrying		Carrying
(in millions)	value	Cost	value	Cost

Total private equity investments	$8,547	$10,407	$7,250	$9,147

NOTE 9—SECURITIES FINANCING ACTIVITIES

For a discussion of the accounting policies relating to Securities Financing Activities, see Note 10 on page 98 of JPMorgan Chase’s 2003 Annual Report. The following table details the components of securities financing activities at each of the dates indicated:

		H-JPMC Only
	September 30,	December 31,
(in millions)	2004	2003

Securities purchased under resale agreements	$77,946	$62,801
Securities borrowed	50,546	41,834
Securities sold under repurchase agreements	153,343	103,610
Securities loaned	6,171	4,260

Transactions similar to financing activities that do not meet the SFAS 140 definition of a repurchase agreement are accounted for as “buys” and “sells” rather than financing transactions. Notional amounts of transactions accounted for as purchases under SFAS 140 were $15 billion at both September 30, 2004, and December 31, 2003, respectively. Notional amounts of transactions accounted for as sales under SFAS 140 were $17 billion and $8 billion at September 30, 2004, and December 31, 2003, respectively.

JPMorgan Chase pledges certain financial instruments it owns to collateralize repurchase agreements and other securities financings. Pledged securities that can be sold or repledged by the secured party are identified as financial instruments owned (pledged to various parties) on the Consolidated balance sheet. At September 30, 2004, the Firm had received securities as collateral that can be repledged, delivered or otherwise used with a fair value of approximately $255 billion. This collateral was generally obtained under resale or securities borrowing agreements. Of these securities, approximately $242 billion were repledged, delivered or otherwise used, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales.

NOTE 10—LOANS

For a discussion of the accounting policies relating to Loans, see Note 11 on pages 98–99 of JPMorgan Chase’s 2003 Annual Report. The composition of the loan portfolio at each of the dates indicated was as follows:

		H-JPMC Only
	September 30,	December 31,
(in millions)	2004	2003

Wholesale loans: (a)
Commercial and industrial	$87,566	$53,664
Real estate (b)	14,295	4,594
Financial institutions	21,576	14,615
Lease financing receivables	2,912	696
Other	5,995	1,850

Total wholesale loans	132,344	75,419
Consumer loans: (c)
Consumer real estate
Home finance — home equity & other	67,368	24,179
Home finance — mortgage	56,035	50,381
Auto & education finance	62,587	43,157
Small business and other consumer	15,126	4,204
Credit card receivables	60,241	17,426

Total consumer loans	261,357	139,347

Total loans (d)(e)	$393,701	$214,766

(a)	Includes Investment Bank, Commercial Banking, Treasury & Securities Services and Asset & Wealth Management.

(b)
Represents credits extended for real estate-related purposes to borrowers who are primarily in the real estate development or investment business and for which the primary repayment is from the sale, lease, management, operations or refinancing of the property.

(c)	Includes Retail Financial Services and Card Services.
(d)	Loans are presented net of unearned income of $4.0 billion and $1.3 billion at September 30, 2004, and December 31, 2003, respectively.
(e)
Includes loans held for sale (principally mortgage-related loans) of $20.1 billion at September 30, 2004, and $20.8 billion at December 31, 2003, respectively. The results of operations for the three months ended September 30, 2004 and 2003, included $(6) million and $638 million, respectively, in net gains (losses) on the sales of loans held for sale. The results of operations for the nine months ended September 30, 2004 and 2003, included $287 million and $1.4 billion, respectively, in net gains on the sales of loans held for sale. The results of operations for the three months ended September 30, 2004 and 2003, included $15 million and $36 million, respectively, in adjustments to record loans held for sale at the lower of cost or market. The results of operations for the nine months ended September 30, 2004 and 2003, included $25 million and $22 million, respectively, in adjustments to record loans held for sale at the lower of cost or market.

NOTE 11—ALLOWANCE FOR CREDIT LOSSES

JPMorgan Chase’s Allowance for loan losses covers the wholesale (primarily risk-rated) and consumer (primarily scored) loan portfolios and is intended to cover probable credit losses inherent in the Firm’s loan portfolio. Management also computes an Allowance for wholesale lending-related commitments using a methodology similar to that used for the wholesale loans.

As a result of the Merger, management developed a single methodology for determining the Provision for credit losses for the combined Firm. The effect of conforming methodologies during the third quarter was a decrease in the consumer allowance of $227 million and a net decrease in the wholesale allowance (including both funded loans and lending related commitments) of $161 million. In addition, the Bank One seller’s interest in credit card securitizations was decertificated; this resulted in an increase to the provision for loan losses of $721 million (pre-tax) in the third quarter of 2004. It is anticipated that a similar increase will impact the provision in the fourth quarter of 2004.

The Allowance for loan losses consists of three components: Asset-specific loss, Expected loss and Stress.

The Asset-specific loss component includes provisions for losses on loans considered impaired and measured pursuant to SFAS No. 114. An allowance is established when the discounted cash flows (or collateral value or observable market price) of an impaired loan are lower than the carrying value of that loan. To compute the Asset-specific component of the allowance, larger impaired loans are evaluated individually, and smaller impaired loans are evaluated as a pool using historical loss experience for the respective class of assets.

The Expected loss component covers performing wholesale and consumer loans. Expected losses are the product of probability of default and loss given default. For risk-rated loans (generally wholesale lines of business), these factors are differentiated by risk rating and maturity. For scored loans (generally consumer lines of business), expected loss is primarily determined by applying statistical loss factors and other risk indicators to pools of loans by asset type.

The Stress component represents that portion of the overall allowance attributable to covering model imprecision and external factors and economic events that have occurred but are not yet reflected in factors used to derive the Expected loss component. Stress testing provides management with a range of probable loss estimates. The Stress component of the risk-rated performing loan portfolio is determined by creating stress test ranges using historical experience of both loss given default and probability of default. In addition, incremental stress related to certain concentrated and deteriorating industries is also incorporated. Stress-testing the scored loan portfolios is accomplished in part by analyzing the historical loss experience for each major product segment. Stress level ranges and the determination of the appropriate point within the range are based upon management’s view of uncertainties that relate to current macroeconomic and political conditions, quality of underwriting standards and other relevant internal and external factors impacting credit quality of the current portfolio.

The Allowance for lending-related commitments provides for the risk of loss inherent in the Firm’s process of extending credit. Management also computes Specific loss and Expected loss components for wholesale lending-related commitments. These are computed using a methodology similar to that used for the wholesale loan portfolio, modified for expected maturities and probabilities of drawdown.

JPMorgan Chase’s Risk Management Committee reviews, at least quarterly, the Allowance for credit losses relative to the risk profile of the Firm’s credit portfolio and current economic conditions. In addition, the Audit Committee of the Board of Directors is responsible for reviewing, on a quarterly basis, overall adequacy with respect to the Allowances for credit losses. As of September 30, 2004, JPMorgan Chase deemed the Allowance for credit losses to be appropriate (i.e., sufficient to absorb losses that are inherent in the portfolio including those not yet identifiable).

The table below summarizes the changes in the Allowance for loan losses:

	Nine months ended September 30, (a)
(in millions)	2004	2003

Allowance for loan losses at January 1	$4,523	$5,350
Addition resulting from the Merger, July 1	3,123	—
Charge-offs	(2,240)	(2,246)
Recoveries	539	348

Net charge-offs	(1,701)	(1,898)
Provision for loan losses	1,677	1,435
Other (b)	(129)	(134)

Allowance for loan losses at September 30	$7,493	$4,753

(a)
2004 year-to-date activity includes three months of the combined Firm’s activity and six months of heritage JPMorgan Chase activity, while 2003 year-to-date activity includes heritage JPMorgan Chase only.

(b)	Primarily represents the transfer of the allowance for accrued interest and fees on reported and securitized credit card loans.

The table below summarizes the changes in the Allowance for lending-related commitments:

	Nine months ended September 30, (a)
(in millions)	2004	2003

Allowance for lending-related commitments at January 1	$324	$363
Addition resulting from the Merger, July 1	508	—
Provision for lending-related commitments	(290)	(34)
Other	(1)	—

Allowance for lending-related commitments at September 30	$541	$329

(a)
2004 year-to-date activity includes three months of the combined Firm’s activity and six months of heritage JPMorgan Chase activity, while 2003 year-to-date activity includes heritage JPMorgan Chase only.

NOTE 12—LOAN SECURITIZATIONS

For a discussion of loan securitizations and the Firm’s related accounting policies, see Note 13 on pages 100–103 of JPMorgan Chase’s 2003 Annual Report. The Firm securitizes, sells and services various consumer loans such as consumer real estate, credit card and automobile loans, as well as certain wholesale loans (primarily real estate) originated by the Investment Bank. JPMorgan Chase–sponsored securitizations utilize special purpose entities (“SPEs”) as part of the securitization process. These SPEs are structured to meet the definition of a “qualifying” special purpose entity (“QSPE”), as discussed in Note 1 of the JPMorgan Chase 2003 Annual Report; accordingly, the assets and liabilities of securitization-related QSPEs are not reflected in the Firm’s Consolidated balance sheet (except for retained interests, as described below) but are included on the balance sheet of the QSPE purchasing the assets. Assets held by securitization-related QSPEs as of September 30, 2004, and December 31, 2003, were as follows:

		H-JPMC Only
	September 30,	December 31,
(in billions)	2004	2003

Credit card receivables	$106.2	$42.6
Residential mortgage receivables	21.1	21.1
Wholesale loans	34.3	33.8
Automobile loans	5.6	6.5

Total	$167.2	$104.0

The following table summarizes new securitization transactions that were completed during each of the three and nine months ended September 30, 2004 and 2003; the resulting gains arising from such securitizations; certain cash flows received from such securitizations; and the key economic assumptions used in measuring the retained interests, as of the dates of such sales:

	Three months ended September 30,
	2004						2003 (a)
(in millions)	Mortgage		Credit card	Automobile		Wholesale	Mortgage		Credit card	Automobile		Wholesale

Principal securitized	$1,029		$3,050	$—		$1,732	$3,309		$1,725	$1,500		$1,810
Pre-tax gains (losses)	(6)		17	—		19	103		9	10		48
Cash flow information:
Proceeds from securitizations	1,026		3,050	—		1,324	3,388		1,725	1,498		1,494
Servicing fees collected	3		22	—		1	7		22	2		—
Other cash flows received	—		74	—		—	1		60	—		—
Proceeds from collections reinvested in revolving securitizations	—		42,044	—		—	—		15,225	—		—
Key assumptions (rates per annum):
Prepayment rate (b)	—		16.7%	—		50%	10.2 - 36.2	% CPR	15.2%	1.50	% WAC/	50%
										WAM
Weighted-average life (in years)	—		0.5	—		2.0	2.0 - 3.9		0.6	1.8		0.7 - 2.4
Expected credit losses	—		5.6%	—		NA (c)	0.8 - 1.0%		5.5%	0.5%		NA (c)
Discount rate	—		12%	—		0.7%	13.0 - 30.0%		9.3 - 12.0%	4.1%		1.7 - 5.0%

	Nine months ended September 30, (d)
	2004						2003
(in millions)	Mortgage		Credit card	Automobile		Wholesale	Mortgage		Credit card	Automobile		Wholesale

Principal securitized	$5,551		$6,300	$1,600		$5,500	$8,829		$5,990	$3,510		$3,811
Pre-tax gains (losses)	54		36	(3)		92	246		31	13		86
Cash flow information:
Proceeds from securitizations	5,603		6,300	1,597		5,570	9,053		5,990	3,505		3,208
Servicing fees collected	7		35	1		2	11		41	4		—
Other cash flows received	—		109	—		12	1		108	—		3
Proceeds from collections reinvested in revolving securitizations	—		71,234	—		—	—		42,535	—		—
Key assumptions (rates per annum):
Prepayment rate (b)	23.8 - 25.9	% CPR	15.5 - 16.7%	1.5	% WAC/	17.0 - 50.0%	10.2 - 36.2	% CPR	15.0 - 15.2%	1.5	% WAC/	50%
				WAM						WAM
Weighted-average life (in years)	2.8 - 3.0		0.5 - 0.6	1.8		2.0 - 4.0	2.0 - 4.0		0.6	1.8		0.7 - 2.5
Expected credit losses	1.0%		5.5 - 5.8%	0.6%		NA (c)	0.8 - 1.1%		5.5 - 5.8%	0.5%		NA (c)
Discount rate	15.0 - 30.0%		12.0%	4.1%		0.6 - 5.0%	13.0 - 30.0%		5.4 - 12.0%	3.9 - 4.1%		1.0 - 5.0%

(a)	Heritage JPMorgan Chase only.
(b)	CPR: constant prepayment rate; WAC/WAM: weighted-average coupon/weighted-average maturity.
(c)	Expected credit losses for wholesale securitizations are minimal and are incorporated into other assumptions.
(d)	2004 year-to-date results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results, while 2003 year-to-date results include heritage JPMorgan Chase only.

In addition, the Firm sold residential mortgage loans totaling $53.1 billion and $89.7 billion during the nine months ended September 30, 2004 and 2003, respectively, primarily as GNMA, FNMA and Freddie Mac mortgage-backed securities; these sales resulted in pre-tax gains of $45 million and $833 million, respectively.

At both September 30, 2004, and December 31, 2003, the Firm had, with respect to its credit card master trusts, $34.4 billion and $7.3 billion, respectively, related to its undivided interest, and $2.3 billion and $1.1 billion, respectively, related to its subordinated interest in accrued interest and fees on the securitized receivables. Credit card securitization trusts require the Firm to maintain a minimum undivided interest of 4% to 7% of the principal receivables in the trusts. The Firm maintained an average undivided interest in its principal receivables in the trusts of approximately 22% and 17% for the nine months ended September 30, 2004 and twelve months ended December 31, 2003, respectively.

The Firm also maintains escrow accounts up to predetermined limits for some of its credit card and automobile securitizations, in the unlikely event of deficiencies in cash flows owed to investors. The amounts available in such escrow accounts are recorded in Other assets and, as of September 30, 2004, amounted to $446 million and $143 million for credit card and automobile securitizations, respectively; as of December 31, 2003, these amounts were $456 million and $137 million for credit card and automobile securitizations, respectively.

The table below summarizes other retained securitization interests, which are primarily subordinated or residual interests and are carried at fair value on the Firm’s Consolidated balance sheets:

		H-JPMC Only
	September 30,	December 31,
(in millions)	2004	2003

Residential mortgage (a)	$461	$570
Credit card (a)	498	193
Automobile (a)	106	151
Wholesale	30	34

Total	$1,095	$948

(a)
Pre-tax unrealized gains (losses) recorded in Stockholders’ equity that relate to retained securitization interests totaled $133 million and $155 million for Residential mortgage; $(1) million and $11 million for Credit card; and $10 million and $6 million for Automobile at September 30, 2004, and December 31, 2003, respectively.

The table below outlines the key economic assumptions used to determine the fair value of the remaining retained interests at September 30, 2004, and December 31, 2003, respectively; and the sensitivities to those fair values to immediate 10% and 20% adverse changes in those assumptions:

	September 30, 2004
(in millions)	Mortgage		Credit card	Automobile		Wholesale

Weighted-average life (in years)	1.0 - 3.4		0.5 - 1.0	1.4		0.2 - 5.3
Prepayment rate	15.4 - 33.7	% CPR	8.3 - 16.7%	1.4	% WAC/WAM	NA(a), 17.0 - 50.0%
Impact of 10% adverse change	$(8)		$(35)	$(8)		$(1)
Impact of 20% adverse change	(14)		(70)	(15)		(2)
Loss assumption	0.0 - 4.9	%(b)	5.4 - 8.8%	0.7%		NA (c)
Impact of 10% adverse change	$(22)		$(135)	$(5)		$—
Impact of 20% adverse change	(44)		(270)	(10)		—
Discount rate	13.0 - 30.0	%(d)	4.3 - 12.0%	5.0%		1.0 - 23.4%
Impact of 10% adverse change	$(11)		$(1)	$(1)		$(1)
Impact of 20% adverse change	(21)		(3)	(3)		(1)

	Heritage JPMC Only
	December 31, 2003
(in millions)	Mortgage		Credit card	Automobile		Wholesale

Weighted-average life (in years)	1.4 - 2.7		0.4 - 1.3	1.5		0.6 - 5.9
Prepayment rate	29.0 - 31.7	% CPR	8.1 - 15.1%	1.5	% WAC/WAM	NA(a), 50.0%
Impact of 10% adverse change	$(17)		$(7)	$(10)		$(1)
Impact of 20% adverse change	(31)		(13)	(19)		(2)
Loss assumption	0.0 - 4.0	%(b)	5.5 - 8.0%	0.6%		NA (c)
Impact of 10% adverse change	$(28)		$(21)	$(6)		$—
Impact of 20% adverse change	(57)		(41)	(12)		—
Discount rate	13.0 - 30.0	%(d)	8.3 - 12.0%	4.4%		5.0 - 20.9%
Impact of 10% adverse change	$(14)		$(1)	$(1)		$(1)
Impact of 20% adverse change	(27)		(3)	(2)		(2)

(a)	Prepayment risk on certain wholesale retained interests are minimal and are incorporated into other assumptions.
(b)	Expected credit losses for prime mortgage securitizations are minimal and are incorporated into other assumptions.
(c)	Expected credit losses for wholesale retained interests are incorporated into other assumptions.
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

The table below presents information about delinquencies, net credit losses and components of reported and securitized financial assets at September 30, 2004, and December 31, 2003:

			Nonaccrual and 90 days
	Total loans		or more past due		Net loan charge-offs
					Nine months ended
	September 30,	December 31,	September 30,	December 31,	September 30, (b)
(in millions)	2004	2003 (a)	2004	2003 (a)	2004	2003

Consumer real estate	$123,403	$74,560	$789	$374	$119	$98
Credit card receivables	60,241	17,426	843	284	1,199	847
Auto & education finance	62,587	43,157	211	123	167	128
Small business & other consumer	15,126	4,204	308	72	98	51

Consumer loans	261,357	139,347	2,151	853	1,583	1,124
Wholesale loans	132,344	75,419	1,795	2,046	118	774

Total loans reported	393,701	214,766	3,946	2,899	1,701	1,898

Securitized loans:
Residential mortgage (c)	12,546	15,564	497	594	119	143
Credit card	71,256	34,856	1,467	879	1,887	1,408
Automobile	5,430	6,315	12	13	18	18

Total consumer loans securitized	89,232	56,735	1,976	1,486	2,024	1,569
Wholesale securitized	1,865	2,108	12	9	—	—

Total loans securitized	91,097	58,843	1,988	1,495	2,024	1,569

Total loans reported and securitized (d)(e)	$484,798	$273,609	$5,934	$4,394	$3,725	$3,467

(a)	Heritage JPMorgan Chase only.
(b)	2004 year-to-date results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results, while 2003 year-to-date results include heritage JPMorgan Chase only.
(c)	Includes $11.2 billion and $13.6 billion of outstanding principal balances on securitized sub-prime 1–4 family residential mortgage loans as of September 30, 2004 and December 31, 2003.
(d)
Total assets held in securitization-related SPEs were $167.2 billion and $104.0 billion at September 30, 2004, and December 31, 2003, respectively. The $91.1 billion and $58.8 billion of loans securitized at September 30, 2004, and December 31, 2003, respectively, excludes: $40.8 billion and $37.1 billion of securitized loans, in which the Firm’s only continuing involvement is the servicing of the assets; $34.4 billion and $7.3 billion of seller’s interests in credit card master trusts, respectively; and $0.9 billion and $0.8 billion of escrow accounts and other assets, respectively.

(e)	Represents both loans on the Consolidated balance sheet and loans that have been securitized, but excludes loans for which the Firm’s only continuing involvement is servicing of the assets.

NOTE 13—VARIABLE INTEREST ENTITIES
Refer to Note 1 on pages 86–87 and Note 14 on pages 103-106 of JPMorgan Chase’s 2003 Annual Report for a further description of JPMorgan Chase’s policies regarding consolidation of variable interest entities. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) to address various technical corrections and implementation issues that had arisen since the issuance of FIN 46. Effective March 31, 2004, JPMorgan Chase implemented FIN 46R for all variable interest entities (“VIEs”), excluding certain investments made by its private equity business, as discussed further below. Implementation of FIN 46R did not have a material effect on the Firm’s Consolidated financial statements.

The application of FIN 46R involved significant judgments and interpretations by management. The Firm is aware of differing interpretations being developed among accounting professionals and the EITF with regard to analyzing derivatives under FIN 46R. Management’s current interpretation is that derivatives should be evaluated by focusing on an economic analysis of the rights and obligations of a VIE’s assets, liabilities, equity, and other contracts, while considering: the entity’s activities and design; the terms of the derivative contract and the role it has with the entity; and whether the derivative contract creates and/or absorbs variability of the VIE. The Firm will continue to monitor developing interpretations.

JPMorgan Chase’s principal involvement with VIEs occurs in the following business segments:

•
Investment Bank: Utilize VIEs to assist clients in accessing the financial markets in a cost-efficient manner, by providing the structural flexibility to meet their needs pertaining to price, yield and desired risk. There are two broad categories of transactions involving VIEs in the Investment Bank: (1) multi-seller conduits and (2) client intermediation; both are discussed below.

•
Treasury & Securities Services: Provides trustee and custodial services to a number of VIEs. These services are similar to those provided to non-VIEs. TSS earns market-based fees for services provided.

•
The Firm’s private equity business is involved with entities that may be deemed VIEs. Private equity activities are accounted for in accordance with the Investment Company Audit Guide (“Audit Guide”). The FASB deferred adoption of FIN 46R for non-registered investment companies that apply the Audit Guide until the proposed Statement of Position on the clarification of the scope of the Audit Guide is finalized. The Firm continues to apply this deferral provision; had FIN 46R been applied to VIEs subject to this deferral, the impact would have had an insignificant impact on the Firm’s Consolidated financial statements as of September 30, 2004.

Multi-seller conduits
The Firm is an active participant in the asset-backed securities business, where it helps meet customers’ financing needs by providing access to the commercial paper markets through VIEs known as multi-seller conduits. These entities are separate bankruptcy-remote corporations in the business of purchasing interests in, and making loans secured by, receivables pools and other financial assets pursuant to agreements with customers. The entities fund their purchases and loans through the issuance of highly-rated commercial paper. The primary source of repayment of the commercial paper is the cash flow from the pools of assets. Investors in the commercial paper have no recourse to the general assets of the Firm. JPMorgan Chase serves as the administrator and provides contingent liquidity support and limited credit enhancement for several multi-seller conduits.

The commercial paper issued by the conduits is backed by sufficient collateral, credit enhancements and commitments to provide liquidity to support receiving at least a liquidity rating of A-1, P-1 and, in certain cases, F1.

As a means of ensuring timely repayment of the commercial paper, each asset pool financed by the conduits has a minimum 100% deal-specific liquidity facility associated with it. In the unlikely event an asset pool is removed from the conduit, the administrator can draw on the liquidity facility to repay the maturing commercial paper. The liquidity facilities are typically in the form of asset purchase agreements and are generally structured such that the bank liquidity is provided by purchasing, or lending against, a pool of non-defaulted, performing assets.

Program-wide liquidity in the form of revolving and short-term lending commitments is provided by the Firm to these vehicles in the event of short-term disruptions in the commercial paper market.

Deal-specific credit enhancement that supports the commercial paper issued by the conduits is generally structured to cover a multiple of historical losses expected on the pool of assets and is primarily provided by customers (i.e., sellers) or other third parties. The deal-specific credit enhancement is typically in the form of over-collateralization provided by the seller but may also include any combination of the following: recourse to the seller or originator, cash collateral accounts, letters of credit, excess spread, retention of subordinated interests or third-party guarantees. In certain instances, the Firm provides limited credit enhancement in the form of standby letters of credit.

The following table summarizes the Firm’s involvement with Firm-administered multi-seller conduits:

	Consolidated		Nonconsolidated		Total
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
(in billions)	2004	2003 (b)	2004	2003 (b)(c)	2004	2003 (b)(c)

Total commercial paper issued by conduits	$34.2	$6.3	$9.3	$5.4	$43.5	$11.7
Commitments
Asset-purchase agreements	$45.9	$9.3	$15.9	$8.7	$61.8	$18.0
Program-wide liquidity commitments	3.0	1.6	2.0	1.0	5.0	2.6
Limited credit enhancements	1.1	0.9	1.1	1.0	2.2	1.9
Maximum exposure to loss (a)	46.6	9.7	16.4	9.0	63.0	18.7

(a)
The Firm’s maximum exposure to loss is limited to the amount of drawn commitments (i.e., sellers’ assets held by the multi-seller conduits for which the Firm provides liquidity support) of $40.8 billion at September 30, 2004, and $11.7 billion at December 31, 2003, plus contractual but undrawn commitments of $22.2 billion at September 30, 2004, and $7.0 billion at December 31, 2003. Since the Firm provides credit enhancement and liquidity to these multi-seller conduits, the maximum exposure is not adjusted to exclude exposure absorbed by third-party liquidity providers.

(b)	Heritage JPMorgan Chase only.
(c)
In December 2003 and February 2004, two multi-seller conduits were restructured, with each conduit issuing preferred securities acquired by an independent third-party investor; the investor absorbs the majority of the expected losses of the conduit. In determining the primary beneficiary of the restructured conduits, the Firm leveraged an existing rating agency model—an independent market standard—to estimate the size of the expected losses, and it considered the relative rights and obligations of each of the variable interest holders.

The Firm views its credit exposure to multi-seller conduit transactions as limited. This is because, for the most part, the Firm is not required to fund under the liquidity facilities if the assets in the VIE are in default. Additionally, the Firm’s obligations under the letters of credit are secondary to the risk of first loss provided by the customer or other third parties—for example, by the overcollateralization of the VIE with the assets sold to it.

Additionally, the Firm is involved with a structured investment vehicle (“SIV”) that funds a diversified portfolio of highly rated assets by issuing commercial paper, medium-term notes and capital. The assets and liabilities of this SIV are included in the Firm’s Consolidated balance sheet at September 30, 2004. Assets held by the SIV at September 30, 2004, were approximately $6.5 billion, of which $6.1 billion was reported in Available-for-sale securities.

Client intermediation
As a financial intermediary, the Firm is involved in structuring VIE transactions to meet investor and client needs. The Firm intermediates various types of risks (including, for example, fixed income, equity and credit), typically using derivative instruments. In certain circumstances, the Firm also provides liquidity and other support to the VIEs to facilitate the transaction. For a basic description of the types of client intermediation VIEs, see pages 104–105 of JPMorgan Chase’s 2003 Annual Report.

Assets held by certain client intermediation–related VIEs at September 30, 2004, and December 31, 2003, were as follows:

		H-JPMC Only
	September 30,	December 31,
(in billions)	2004	2003

Structured wholesale loan vehicles (a)	$3.6	$5.3
Credit-linked note vehicles (b)	15.7	17.7
Municipal bond vehicles (c)	6.7	5.5
Other client intermediation vehicles (d)	4.6	5.8

(a)
JPMorgan Chase was committed to provide liquidity to these VIEs of up to $5.2 billion and $8.0 billion at September 30, 2004, and December 31, 2003, respectively, of which $3.8 billion at September 30, 2004, and $6.3 billion at December 31, 2003, was in the form of asset purchase agreements. The Firm’s maximum exposure to loss to these vehicles at September 30, 2004, and December 31, 2003, was $3.1 billion and $5.5 billion, respectively, which reflects the netting of collateral and other program limits.

(b)
The fair value of the Firm’s derivative contracts with credit-linked note vehicles was not material at September 30, 2004. Assets of $2.0 billion and $2.1 billion reported in the table above were recorded on the Firm’s Consolidated balance sheet at September 30, 2004, and December 31, 2003, respectively, due to contractual relationships held by the Firm that relate to collateral held by the VIE.

(c)
For vehicles in which the Firm owns the residual interests, the Firm consolidates the VIE; total amounts consolidated were $2.5 billion at September 30, 2004 and December 31, 2003, and are reported in the table above. In vehicles where third-party investors own the residual interests, the Firm’s exposure is limited. The Firm often serves as remarketing agent for the VIE and provides liquidity to support the remarketing; total liquidity commitments were $2.1 billion and $1.8 billion at September 30, 2004, and December 31, 2003, respectively. The Firm’s maximum credit exposure to all municipal bond vehicles was $4.6 billion and $4.3 billion at September 30, 2004, and December 31, 2003, respectively.

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

Consolidated VIE Assets
The following table summarizes the Firm’s total consolidated VIE assets, by classification on the Consolidated balance sheets, as of September 30, 2004, and December 31, 2003:

		H-JPMC Only
	September 30,	December 31,
(in billions)	2004	2003

Consolidated VIE assets (a)
Investment securities	$10.0	$3.8
Trading assets (b)	4.3	2.7
Loans	3.1	1.1
Interests in purchased receivables (c)	30.3	4.7
Other assets	0.4	0.1

Total consolidated VIE assets	$48.1	$12.4

(a)
The Firm also holds $3.3 billion of assets, primarily as a seller’s interest, in certain consumer securitizations in a segregated entity, as part of a two-step securitization transaction. This interest is included in the securitization activities disclosed in Note 12 on pages 73–76 of this Form 10-Q.

(b)	Includes the market value of securities and derivatives.
(c)	Represents interest in receivables purchased by Firm-administered conduits which have been consolidated in accordance with FIN 46R.

The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item titled “Beneficial interests issued by consolidated variable interest entities.” The holders of these beneficial interests do not have recourse to the general credit of JPMorgan Chase.

NOTE 14—GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets consist of the following:

		H-JPMC Only
	September 30,	December 31,
(in millions)	2004	2003

Goodwill	$42,947	$8,511

Mortgage servicing rights, net of valuation allowance	5,168	4,781

Purchased credit card relationships	4,055	1,014

All other intangibles:
Other credit card-related intangibles	$404	$—
Core deposit intangibles	3,493	8
All other intangibles	2,048	677

Total All other intangibles	$5,945	$685

Goodwill
As of September 30, 2004, goodwill increased by $34.4 billion compared with December 31, 2003, principally in connection with the Bank One Merger. Goodwill was not impaired at September 30, 2004, or December 31, 2003, nor was any goodwill written off during the three or nine months ended September 30, 2004 or 2003.

Under SFAS 142, goodwill must be allocated to reporting units and tested for impairment. Goodwill by business segment is as follows:

	Goodwill resulting from		H-JPMC Only
(in millions)	the Merger, July 1, 2004	September 30, 2004	December 31, 2003

Investment Bank	$1,243	$3,323	$2,084
Retail Financial Services	14,652	15,106	446
Card Services	12,800	12,800	—
Commercial Banking	2,592	2,650	61
Treasury & Securities Services	461	2,006	1,390
Asset & Wealth Management	2,536	6,685	4,153
Corporate (Private Equity)	—	377	377

Total Goodwill	$34,284	$42,947	$8,511

Mortgage servicing rights
For a further description of mortgage servicing rights (“MSRs”) and interest rate risk management of MSRs, see Note 16 on pages 107–109 of JPMorgan Chase’s 2003 Annual Report. The following table summarizes the changes in MSRs during the first nine months of 2004 and 2003:

	Nine months ended September 30, (a)
(in millions)	2004		2003

Balance at January 1	$6,159		$4,864
Other additions	1,400		2,411
Addition resulting from the Merger, July 1	90		—
Sales	(3)		—
Other-than-temporary impairment	(32)		(274)
Amortization	(974)		(1,078)
SFAS 133 hedge valuation adjustments	(804)		(502)

Balance at September 30	5,836		5,421
Less: valuation allowance	668		1,414

Balance at September 30, after valuation allowance	$5,168		$4,007
Estimated fair value at September 30	$5,254		$4,007
Weighted-average prepayment speed assumption	17.7	% CPR	21.2	% CPR
Weighted-average discount rate	7.55%		7.64%

(a)	2004 year-to-date results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results, while 2003 year-to-date results include heritage JPMorgan Chase only.
CPR – constant prepayment rate

JPMorgan Chase uses a combination of derivatives, AFS securities and trading instruments to manage changes in the fair value of MSRs. The intent is to offset any changes in the fair value of MSRs with changes in the fair value of the related risk management instrument. MSRs decrease in value when interest rates decline. Conversely, securities (such as mortgage-backed securities), principal-only certificates, and derivatives (when the Firm receives fixed-rate interest payments) decrease in value when interest rates increase.

The valuation allowance represents the extent to which the carrying value of MSRs exceeds its estimated fair value for its applicable SFAS 140 strata. Changes in the valuation allowance are the result of the recognition of impairment or the recovery of previously recognized impairment charges due to changes in market conditions during the period. The changes in the valuation allowance for MSRs were as follows:

	Nine months ended September 30, (a)
(in millions)	2004	2003

Balance at January 1	$1,378	$1,634
Other-than-temporary impairment	(32)	(274)
SFAS 140 impairment (recovery) adjustment	(678)	54

Balance at September 30	$668	$1,414

(a)	2004 year-to-date results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results, while 2003 year-to-date results include heritage JPMorgan Chase only.

Other intangible assets
For the nine months ended September 30, 2004, other intangible assets increased by approximately $8.3 billion, principally, as a result of the Merger. See Note 2 on pages 65–67 of this Form 10-Q for additional information. The increase in intangibles included $510 million of indefinite lived intangibles, which are not amortized, but instead are tested for impairment at least annually. The remainder of the Firm’s other acquired intangible assets are subject to amortization.

The components of credit card relationships, core deposits and other intangible assets were as follows:

					Heritage JPMC Only
	September 30, 2004				December 31, 2003
	Gross	Accumulated		Net Carrying	Gross	Accumulated	Net Carrying
(in millions)	Amount	Amortization		Value	Amount	Amortization	Value

Purchased credit card relationships	$5,225	$1,170		$4,055	$1,885	$871	$1,014
Other credit-card related intangibles	419	15		404	—	—	—
Core deposit intangibles	3,797	304		3,493	147	139	8
All other intangibles	2,405	357	(a)	2,048	946	269	677

	Three months ended September 30,		Nine months ended September 30, (c)
(in millions)	2004	2003 (b)	2004	2003

Amortization expense
Purchased credit card relationships	$179	$64	$299	$192
Other credit card-related intangibles	15	—	15	—
Core deposit intangibles	164	1	165	5
All other intangibles	38	8	75	23

Total amortization expense	$396	$73	$554	$220

(a)
Includes $13 million of amortization expense related to servicing assets on securitized automobile loans, which is recorded in Asset management, administration and commissions, for the nine months ended September 30, 2004.

(b)	Heritage JPMorgan Chase only.
(c)	2004 year-to-date results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results, while 2003 year-to-date results include heritage JPMorgan Chase only.

Future amortization expense
The following table presents estimated amortization expense related to credit card relationships, core deposits and All other intangible assets at September 30, 2004:

	Purchased credit card	Other credit card-	Core deposit	All other
(in millions)	relationships	related intangibles	intangibles	intangibles

Year ended December 31,
2004 (a)	$177	$15	$165	$41
2005	702	59	622	155
2006	673	57	531	143
2007	604	52	403	126
2008	501	48	294	118
2009	360	44	239	114

(a)
Excludes $299 million, $15 million, $165 million and $75 million of amortization expense related to purchased credit card relationships, other credit card-related intangibles, core deposit intangibles and All other intangibles, respectively, recognized during the first nine months of 2004.

NOTE 15—EARNINGS PER SHARE
For a discussion of the computation of basic and diluted earnings per share (“EPS”), see Note 22 on page 112 of JPMorgan Chase’s 2003 Annual Report. The following table presents the calculation of basic and diluted EPS for the three and nine months ended September 30, 2004 and 2003:

	Three months ended Sept. 30,		Nine months ended Sept. 30, (b)
(in millions, except per share data)	2004	2003 (a)	2004	2003

Basic earnings per share
Net income	$1,418	$1,628	$2,800	$4,855
Less: preferred stock dividends	13	13	39	38

Net income applicable to common stock	$1,405	$1,615	$2,761	$4,817
Weighted-average basic shares outstanding	3,513.5	2,012.2	2,533.1	2,006.0
Net income per share	$0.40	$0.80	$1.09	$2.40
Diluted earnings per share
Net income applicable to common stock	$1,405	$1,615	$2,761	$4,817
Weighted-average basic shares outstanding	3,513.5	2,012.2	2,533.1	2,006.0
Additional shares issuable upon exercise of stock options for dilutive effect	78.5	56.0	65.4	41.0

Weighted-average diluted shares outstanding	3,592.0	2,068.2	2,598.5	2,047.0
Net income per share (c)	$0.39	$0.78	$1.06	$2.35

(a)	Heritage JPMorgan Chase only.
(b)	2004 year-to-date results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results, while 2003 year-to-date results include heritage JPMorgan Chase only.
(c)
Options issued under employee benefit plans to purchase 207 million and 320 million shares of common stock were outstanding for the three months ended September 30, 2004 and 2003, respectively, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

NOTE 16—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income includes the after-tax change in unrealized gains and losses on AFS securities, cash flow hedging activities and foreign currency translation adjustments (including the impact of related derivatives).

	Unrealized				Cash		Accumulated other
	gains (losses)		Translation		flow		comprehensive
(in millions)	on AFS securities (a)		adjustment		hedges		income (loss)

Nine months ended September 30, 2004
Balance at January 1, 2004	$19		$(6)		$(43)		$(30)
Net change during period (b)	(88	)(c)	(2	)(d)	(122	)(f)	(212)

Balance at September 30, 2004	$(69)		$(8	)(e)	$(165)		$(242)
Nine months ended September 30, 2003 (g)
Balance at January 1, 2003	$731		$(6)		$502		$1,227
Net change during period	(678	)(c)	—	(d)	(362	)(f)	(1,040)

Balance at September 30, 2003	$53		$(6	)(e)	$140		$187

(a)	Represents the after-tax difference between the fair value and amortized cost of the AFS securities portfolio and retained interests in securitizations recorded in Other assets.
(b)	Includes three months of combined Firm’s activity and six months of heritage JPMorgan Chase activity.
(c)
The net change for the nine months ended September 30, 2004, is primarily due to increasing rates. The net change for the nine months ended September 30, 2003, was primarily due to increasing rates and the recognition of gains on sales of AFS Securities.

(d)
At September 30, 2004 and 2003, included $(31) million and $303 million, respectively, of after-tax gains (losses) on foreign currency translation from operations for which the functional currency is other than the U.S. dollar, offset by $29 million and $(303) million, respectively, of after-tax gains (losses) on hedges.

(e)	Includes after-tax gains and losses on foreign currency translation, including related hedge results from operations for which the functional currency is other than the U.S. dollar.
(f)
The net change for the nine months ended September 30, 2004, included $36 million of after-tax losses recognized in income and $158 million of after-tax losses representing the net change in derivative fair values that were recorded in comprehensive income. The net change for the nine months ended September 30, 2003, included $479 million of after-tax gains recognized in income and $117 million of after-tax gains representing the net change in derivative fair values that were reported in comprehensive income.

(g)	Heritage JPMorgan Chase only.

NOTE 17—COMMITMENTS AND CONTINGENCIES

Litigation reserve
At June 30, 2004, JPMorgan Chase recorded a $3.7 billion (pre-tax) addition to the Litigation reserve. While the outcome of litigation is inherently uncertain, the addition reflects management’s assessment of the appropriate reserve level in light of all currently known information. Management reviews litigation reserves periodically, and the reserve may be increased or decreased in the future to reflect further developments. The Firm believes it has meritorious defenses to claims asserted against it and intends to continue to defend itself vigorously, litigating or settling cases, according to management’s judgment as to what is in the best interest of stockholders. For a further discussion of legal proceedings, see Part II, Item 1, Legal Proceedings, of this Form 10-Q.

NOTE 18—ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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

The following table presents derivative instrument hedging-related activities for the periods indicated:

	Three months ended September 30,		Nine months ended September 30, (b)
(in millions)	2004	2003 (a)	2004	2003

Fair value hedge ineffective net gains (losses) (c)	$(53)	$(277)	$(282)	$243
Cash flow hedge ineffective net gains (losses) (c)	(1)	(2)	(2)	(2)

(a)	Heritage JPMorgan Chase only.
(b)	2004 year-to-date results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results, while 2003 year-to-date results include heritage JPMorgan Chase only.
(c)	Includes ineffectiveness and the components of hedging instruments that have been excluded from the assessment of hedge effectiveness.

Over the next 12 months, it is expected that $49 million (after-tax) of net losses recorded in Other comprehensive income at September 30, 2004, will be recognized in earnings. The maximum length of time over which forecasted transactions are hedged is 10 years, related to core lending and borrowing activities.

NOTE 19—OFF–BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS AND GUARANTEES
For a discussion of off–balance sheet lending-related financial instruments and guarantees and the Firm’s related accounting policies, see Note 29 on pages 117–119 of JPMorgan Chase’s 2003 Annual Report.

To provide for the risk of loss inherent in wholesale-related contracts, an Allowance for credit losses on lending-related commitments is maintained. See pages 51–53 of this Form 10-Q for a further discussion on the Allowance for credit losses on lending-related commitments.

The following table summarizes the contractual amounts of off–balance sheet lending-related financial instruments and guarantees and the related allowance for credit losses on lending-related commitments at September 30, 2004, and December 31, 2003:

Off–balance sheet lending-related financial instruments

			Allowance for
	Contractual amount		lending-related commitments
	September 30,	December 31,	September 30,	December 31,
(in millions)	2004	2003 (a)	2004	2003 (a)

Consumer-related	$593,345	$181,198	$12	$4
Wholesale-related:
Other unfunded commitments to extend credit (b)(c)(d)	217,173	172,369	201	153
Standby letters of credit and guarantees (b)(e)	92,356	34,922	325	165
Other letters of credit (b)	6,417	4,192	3	2

Total wholesale-related	315,946	211,483	529	320

Total	$909,291	$392,681	$541	$324

Customers’ securities lent (f)	$187,765	$143,143	NA	NA

(a)	Heritage JPMorgan Chase only.
(b)	Represents contractual amount net of risk participations totaling $29.4 billion and $16.5 billion at September 30, 2004, and December 31, 2003, respectively.

(c)
Includes unused advised lines of credit totaling $20 billion at September 30, 2004, and $19 billion at December 31, 2003, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable.

(d)
Includes certain asset purchase agreements to the Firm’s administered multi-seller asset-backed commercial paper conduits of $31.0 billion and $11.7 billion at September 30, 2004, and December 31, 2003, respectively; excludes $30.8 billion at September 30, 2004, and $6.3 billion at December 31, 2003, of asset purchase agreements related to the Firm’s administered multi-seller asset-backed commercial paper conduits consolidated in accordance with FIN 46R, as the underlying assets of the conduits are reported in the Firm’s Consolidated balance sheets. It also includes $8.3 billion at September 30, 2004, and $9.2 billion at December 31, 2003, of asset purchase agreements to structured commercial loan vehicles and other third-party entities. The allowance for credit losses on lending-related commitments related to these agreements was insignificant at September 30, 2004, and December 31, 2003.

(e)	The Firm held collateral relating to $7.7 billion of these arrangements at both September 30, 2004 and December 31, 2003.
(f)	Collateral held by the Firm in support of these agreements was $192.7 billion at September 30, 2004, and $146.7 billion at December 31, 2003.

For a discussion of the off–balance sheet lending arrangements which the Firm considers to be guarantees under FIN 45, see pages 117–118 of JPMorgan Chase’s 2003 Annual Report. The amount of the liability related to guarantees recorded at September 30, 2004, and December 31, 2003, excluding the allowance for credit losses on lending-related commitments and derivative contracts discussed below, was approximately $325 million and $59 million, respectively.

In addition to the contracts noted above, there are certain derivative contracts to which the Firm is a counterparty that meet the characteristics of a guarantee under FIN 45. For a description of the derivatives the Firm considers to be guarantees, see Note 29 on pages 117–119 of JPMorgan Chase’s 2003 Annual Report. These derivatives are recorded on the Consolidated balance sheets at fair value. The total notional values of the derivatives that the Firm deems to be guarantees were $52 billion and $50 billion at September 30, 2004, and December 31, 2003, respectively. The fair values related to these contracts at September 30, 2004, were a derivative receivable of $177 million and a derivative payable of $755 million. The fair values of these contracts at December 31, 2003, were a derivative receivable of $163 million and a derivative payable of $333 million.

NOTE 20—BUSINESS SEGMENTS
JPMorgan Chase is organized into seven major businesses: the Investment Bank, Retail Financial Services, Card Services, Commercial Banking, Treasury & Securities Services, Asset & Wealth Management and Corporate. These businesses are segmented based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on an “operating” basis. For a definition of operating basis, see the Glossary of Terms on pages 88–89 of this Form 10-Q. For a further discussion concerning JPMorgan Chase’s business segments, see Business Segment Results on pages 11–37 of this Form 10-Q.

In connection with the Merger, business segment reporting was realigned to reflect the new business structure of the combined Firm. Global Treasury was transferred from the Investment Bank into Corporate. Treasury & Securities Services remains unchanged. Investment Management & Private Banking has been renamed Asset & Wealth Management. JPMorgan Partners, which formerly was a stand-alone business segment, was moved into Corporate. The segment formerly known as Chase Financial Services was comprised of Chase Home Finance, Cardmember Services, Chase Auto Finance, Chase Regional Banking and Chase Middle Market. As a result of the Merger, this segment is now called Retail Financial Services, and is now comprised of Home Finance, Auto and Education Finance, Consumer and Small Business Banking and Insurance. Chase Middle Market moved into Commercial Banking, and Chase Cardmember Services is now its own segment called Card Services. Lastly, Corporate is currently comprised of Global Treasury and Private Equity, formerly JPMorgan Partners, and support units including technology, legal, internal audit, finance, human resources, risk management, real estate management, procurement, executive management and marketing groups.

Segment results, which are presented on an operating basis, reflect revenues on a tax-equivalent basis. The tax-equivalent gross-up for each business segment is based upon the level, type and tax jurisdiction of the earnings and assets within each business segment. The amount of the tax-equivalent gross-up for each business segment is eliminated within the Support Units and Corporate segment and was $(106) million and $(115) million for the three months ended September 30, 2004 and 2003, respectively.

The following table provides a summary of the Firm’s segment results for the three and nine months ended September 30, 2004 and 2003. Segment results for periods prior to the third quarter of 2004 have been restated to reflect the new business segments and reporting classifications.

		Retail			Treasury &	Asset	Corporate/
	Investment	Financial	Card	Commercial	Securities	& Wealth	Reconciling
(in millions, except ratios)	Bank	Services	Services	Banking	Services	Management	Items (a)	Total

Three months ended September 30, 2004
Operating revenue (b)	$2,701	$3,800	$3,771	$833	$1,339	$1,193	$(86)	$13,551
Intersegment revenue (b)	(111)	(17)	7	25	61	21	14	—
Income tax expense	344	501	251	124	44	111	(372)	1,003
Operating earnings (loss) (c)	627	822	421	215	96	197	(219)	2,159
Average equity (d)	20,000	13,050	11,800	3,400	1,900	2,400	51,819	104,369
Average managed assets	496,347	227,716	136,753	55,957	24,831	39,882	204,884	1,186,370
Return on average equity (d) (e)	12%	25%	14%	25%	20%	33%	NM	8%

		Retail			Treasury &	Asset	Corporate/
	Investment	Financial	Card	Commercial	Securities	& Wealth	Reconciling
(in millions, except ratios)	Bank	Services	Services	Banking	Services	Management	Items (a)	Total

Three months ended September 30, 2003
Operating revenue (b)	$2,792	$1,529	$1,565	$341	$906	$760	$358	$8,251
Intersegment revenue (b)	(66)	(7)	(2)	6	52	20	(3)	—
Income tax expense	449	104	110	44	53	47	(5)	802
Operating earnings (loss) (c)	693	181	199	63	115	85	292	1,628
Average equity (d)	17,949	4,422	3,422	1,050	2,627	5,539	8,122	43,131
Average managed assets	434,911	155,247	51,442	16,775	17,564	33,290	105,694	814,923
Return on average equity (d) (e)	15%	16%	23%	24%	17%	6%	NM	15%

		Retail			Treasury &	Asset	Corporate/
	Investment	Financial	Card	Commercial	Securities	& Wealth	Reconciling
(in millions, except ratios)	Bank	Services	Services	Banking	Services	Management	Items (a)	Total

Nine months ended September 30, 2004
Operating revenue (b)	$9,404	$7,246	$6,915	$1,489	$3,444	$2,869	$785	$32,152
Intersegment revenue (b)	(287)	(25)	9	59	174	67	3	—
Income tax expense	1,324	841	439	223	131	230	(303)	2,885
Operating earnings (loss) (c)	2,288	1,424	759	354	295	418	357	5,895
Average equity (d)	16,380	7,764	6,200	1,654	2,761	4,406	26,660	65,825
Average managed assets	452,714	171,585	80,211	29,921	21,715	36,765	150,294	943,205
Return on average equity (d) (e)	19%	24%	16%	29%	14%	13%	NM	12%

		Retail			Treasury &	Asset	Corporate/
	Investment	Financial	Card	Commercial	Securities	& Wealth	Reconciling
(in millions, except ratios)	Bank	Services	Services	Banking	Services	Management	Items (a)	Total

Nine months ended September 30, 2003
Operating revenue (b)	$9,786	$5,706	$4,529	$1,012	$2,628	$2,125	$900	$26,686
Intersegment revenue (b)	(186)	(15)	(5)	16	131	84	(25)	—
Income tax expense	1,198	714	283	153	132	107	(123)	2,464
Operating earnings (loss) (c)	1,996	1,242	510	218	299	181	409	4,855
Average equity (d)	19,074	4,095	3,453	1,103	2,737	5,521	6,604	42,587
Average managed assets	434,717	146,425	51,380	16,658	17,828	33,657	106,458	807,123
Return on average equity (d) (e)	14%	41%	20%	26%	15%	4%	NM	15%

(a)	Corporate/Reconciling Items includes Global Treasury, Private Equity, Support Units and the net effect of management accounting policies.
(b)	Operating revenue includes Intersegment revenue, which includes intercompany revenue and revenue-sharing agreements, net of intersegment expenses.
(c)	For the consolidated financial statements, there are no reconciling items between Operating earnings and Net income in 2003.
(d)	Average common stockholders’ equity at the consolidated level is equivalent to the average equity at the segment level.
(e)	Based on annualized net income amounts.

The following table provides a reconciliation of the Firm’s operating earnings to net income:

	Three months ended September 30,		Nine months ended September 30, (b)
(in millions)	2004	2003 (a)	2004	2003

Consolidated operating earnings	$2,159	$1,628	$5,895	$4,855
Merger costs (c)	(462)	—	(522)	—
Litigation reserve charge (c)	—	—	(2,294)	—
Accounting policy conformity (c)	(279)	—	(279)	—

Consolidated net income (loss)	$1,418	$1,628	$2,800	$4,855

(a)	Heritage JPMorgan Chase only.
(b)	2004 year-to-date results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results, while 2003 year-to-date results include heritage JPMorgan Chase only.
(c)
Represents the after-tax amounts of the Firm’s Merger costs, Litigation reserve charge and Accounting policy conformity adjustments, which are excluded from the operating basis, as management believes these items are not part of the Firm’s normal daily business operations and, therefore, not indicative of trends, and also that they do not provide meaningful comparisons with other periods.

The following table provides a reconciliation of the Firm’s reported revenue to operating revenue:

	Three months ended September 30,		Nine months ended September 30, (b)
(in millions)	2004	2003 (a)	2004	2003

Reported revenue	$12,505	$7,780	$30,147	$25,278
Credit card securitizations (c)	928	471	1,887	1,408
Accounting policy conformity (d)	118	—	118	—

Operating revenue	$13,551	$8,251	$32,152	$26,686

(a)	Heritage JPMorgan Chase only.
(b)	2004 year-to-date results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results, while 2003 year-to-date results include heritage JPMorgan Chase only.
(c)
Represents the impact of credit card securitizations. For securitized receivables, amounts that normally would be reported as Net interest income and as Provision for credit losses are reported as noninterest revenue.

(d)
Represents the pre-tax amount of the Firm’s accounting policy conformity adjustments, which are excluded from the operating basis, as management believes this item is not part of the Firm’s normal daily business operations and, therefore, not indicative of trends, and that they also do not provide meaningful comparisons with other periods.

The following table provides a reconciliation of the Firm’s consolidated average assets to average managed assets:

	Three months ended September 30,		Nine months ended September 30, (b)
(in millions)	2004	2003 (a)	2004	2003

Average assets	$1,117,335	$782,426	$897,978	$775,122
Average credit card securitizations	69,035	32,497	45,227	32,001

Average managed assets	$1,186,370	$814,923	$943,205	$807,123

(a)	Heritage JPMorgan Chase only.
(b)	2004 year-to-date results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results, while 2003 year-to-date results include heritage JPMorgan Chase only.

CONSOLIDATED AVERAGE BALANCE SHEET, INTEREST AND RATES

JPMORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEET, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

					Heritage JPMC Only
		Third Quarter 2004			Third Quarter 2003
		Average		Rate	Average		Rate
		Balance	Interest	(Annualized)	Balance	Interest	(Annualized)

	ASSETS
	Deposits with Banks	$34,166	$131	1.53%	$10,163	$24	0.93%
	Federal Funds Sold and Securities Purchased under Resale Agreements	102,042	474	1.85	89,865	344	1.52
	Securities Borrowed	47,087	120	1.01	40,019	72	0.71
	Trading Assets — Debt and Equity Instruments	170,663	1,991	4.64	138,829	1,492	4.27
Securities:	Available-for-sale	94,590	1,045	4.39 (a)	74,778	883	4.68 (a)
	Held-to-maturity	130	3	10.02	254	4	6.25
	Interests in purchased receivables	28,917	119	1.63	11,862	31	1.04
	Loans	390,753	5,664	5.77	225,646	3,000	5.27

	Total Interest-Earning Assets	868,348	9,547	4.37	591,416	5,850	3.92
	Allowance for loan losses	(7,450)			(5,077)
	Cash and Due from Banks	30,773			17,017
	Trading Assets — Derivative Receivables	59,232			81,496
	Other Assets	166,432			97,574

	Total assets	$1,117,335			$782,426

	LIABILITIES
	Interest-Bearing Deposits	$365,104	$1,503	1.64	$221,539	$789	1.41
	Federal Funds Purchased and Securities Sold under Repurchase Agreements	163,206	626	1.52	148,132	481	1.29
	Commercial Paper	12,497	47	1.49	13,088	33	1.00
	Other Borrowings (b)	84,387	906	4.27	72,191	923	5.08
	Beneficial interests issued by consolidated VIEs	43,308	171	1.58	19,791	46	0.92
	Long-Term Debt	101,060	788	3.10	48,685	369	3.01

	Total Interest-Bearing Liabilities	769,562	4,041	2.09	523,426	2,641	2.00
	Noninterest-Bearing Deposits	120,991			84,353
	Trading Liabilities — Derivative Payables	51,387			64,800
	All Other Liabilities, Including the Allowance for Lending-Related Commitments	70,017			65,707

	Total Liabilities	1,011,957			738,286

	STOCKHOLDERS’ EQUITY
	Preferred Stock	1,009			1,009
	Common Stockholders’ Equity	104,369			43,131

	Total Stockholders’ Equity	105,378			44,140

	Total Liabilities, Preferred Stock of Subsidiary and Stockholders’ Equity	$1,117,335			$782,426

	INTEREST RATE SPREAD			2.28%			1.92%
	NET INTEREST INCOME AND NET YIELD ON INTEREST-EARNING ASSETS		$5,506	2.52%		$3,209	2.15%

(a)	For the three months ended September 30, 2004 and 2003, the annualized rate for available-for-sale securities based on amortized cost was 6.41% and 4.63%, respectively.
(b)	Includes securities sold but not yet purchased.

JPMORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEET, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

					H-JPMC Only
		Nine months ended September 30, 2004 (a)			Nine months ended September 30, 2003
		Average		Rate	Average		Rate
		Balance	Interest	(Annualized)	Balance	Interest	(Annualized)

	ASSETS
	Deposits with Banks	$27,560	$331	1.60%	$9,075	$129	1.91%
	Federal Funds Sold and Securities Purchased under Resale Agreements	90,601	1,095	1.61	84,745	1,171	1.85
	Securities Borrowed	49,966	303	0.81	40,283	248	0.82
	Trading Assets — Debt and Equity Instruments	163,559	5,459	4.46	146,278	4,949	4.52
Securities:	Available-for-sale	74,171	2,440	4.39 (c)	81,686	2,833	4.64 (c)
	Held-to-maturity	191	9	6.46	318	17	7.30
	Interests in purchased receivables	10,552	130	1.64	3,997	31	1.04
	Loans	277,428	11,050	5.32	220,529	8,937	5.42

	Total Interest-Earning Assets	694,028	20,817	4.01	586,911	18,315	4.17
	Allowance for loan losses	(5,363)			(5,299)
	Cash and Due from Banks	23,494			17,512
	Trading Assets — Derivative Receivables	57,151			87,595
	Other Assets	128,668			88,403

	Total assets	$897,978			$775,122

	LIABILITIES
	Interest-Bearing Deposits	$286,071	$3,125	1.46	$224,279	$2,807	1.67
	Federal Funds Purchased and Securities Sold under Repurchase Agreements	154,669	1,522	1.31	167,735	1,786	1.42
	Commercial Paper	13,308	113	1.13	13,419	118	1.17
	Other Borrowings (b)	81,722	2,698	4.41	68,069	2,607	5.12
	Beneficial interests issued by consolidated VIEs	20,253	248	1.64	6,671	46	0.92
	Long-Term Debt	70,663	1,595	3.02	47,978	1,121	3.12

	Total Interest-Bearing Liabilities	626,686	9,301	1.98	528,151	8,485	2.15
	Noninterest-Bearing Deposits	93,487			78,485
	Trading Liabilities — Derivative Payables	49,701			68,347
	All Other Liabilities, Including the Allowance for Lending-Related Commitments	61,270			56,543

	Total Liabilities	831,144			731,526

	STOCKHOLDERS’ EQUITY
	Preferred Stock	1,009			1,009
	Common Stockholders’ Equity	65,825			42,587

	Total Stockholders’ Equity	66,834			43,596

	Total Liabilities, Preferred Stock of Subsidiary and Stockholders’ Equity	$897,978			$775,122

	INTEREST RATE SPREAD			2.03%			2.02%
	NET INTEREST INCOME AND NET YIELD ON INTEREST-EARNING ASSETS		$11,516	2.22%		$9,830	2.24%

(a)	Includes three months of the combined Firm’s activity and six months of heritage JPMorgan Chase activity.
(b)	Includes securities sold but not yet purchased.
(c)	For the nine months ended September 30, 2004 and 2003, the annualized rate for available-for-sale securities based on amortized cost was 4.36% and 4.68%, respectively.

GLOSSARY OF TERMS

AICPA: American Institute of Certified Public Accountants.

Assets under management: Represent assets actively managed by Asset & Wealth Management on behalf of institutional, private banking, private client services and retail clients.

Assets under supervision: Represent assets under management as well as custody, brokerage, administration and deposit accounts.

Average managed assets: Refers to total assets on the Firm’s balance sheet plus credit card receivables that have been securitized.

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

EITF: Emerging Issues Task Force.

EITF Issue 03-1: “The Meaning of Other-than-temporary Impairment and Its Application to Certain Investments.”

EITF Issue 04-10: “Applying Paragraph 19 of FASB Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, in Determining Whether to Aggregate Operating Segments that do not Meet the Quantitative Thresholds.”

FASB: Financial Accounting Standards Board.

FASB Staff Position (“FSP”) EITF Issue 03-1-1: “Effective Date of Paragraphs 10–20 of EITF Issue No. 03-1, ‘The Meaning of Other-than-temporary Impairment and Its Application to Certain Investments.’ ”

FIN 39: FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts.”

FIN 45: FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirement for Guarantees, including Indirect Guarantees of Indebtedness of Others.”

FIN 46R: FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.”

Foreign exchange contracts: Contracts that provide for the future receipt and delivery of foreign currency at previously agreed-upon terms.

FSP FAS 106-2: “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”

H-JPMC: Represents heritage JPMorgan Chase, prior to the merger with Bank One Corporation effective July 1, 2004.

Interest rate options: These instruments, including caps and floors, are contracts to modify interest rate risk in exchange for the payment of a premium when the contract is initiated. A writer of interest rate options receives a premium in exchange for bearing the risk of unfavorable changes in interest rates. Conversely, a purchaser of an option pays a premium for the right, but not the obligation, to buy or sell a financial instrument or currency at predetermined terms in the future.

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

NA: Data is not available for the period presented.

Net yield on interest-earning assets: The average rate for interest-earning assets less the average rate paid for all sources of funds.

NM: Not meaningful.

Operating (Managed) Basis or Operating Earnings: In addition to analyzing the Firm’s results on a reported basis, management looks at results on an “operating basis,” which is a non-GAAP financial measure. The definition of operating basis starts with the reported U.S. GAAP results. In the case of the Investment Bank, the operating basis includes the reclassification of net interest income related to trading activities to Trading revenue. In the case of Card Services, “operating” or “managed” basis excludes the impact of credit card securitizations. These adjustments do not change JPMorgan Chase’s reported net income. Finally, operating basis excludes the Merger costs, the Litigation reserve charge and accounting policy conformity adjustments related to the Merger, as management believes these items are not part of the Firm’s normal daily business operations (and, therefore, not indicative of trends), and do not provide meaningful comparisons with other periods.

Operational risk: The risk of loss resulting from inadequate or failed processes or systems, human factors or external events.

Overhead ratio: Noninterest expense as a percentage of total net revenue.

SFAS: Statement of Financial Accounting Standards.

SFAS 114: “Accounting by Creditors for Impairment of a Loan.”

SFAS 115: “Accounting for Certain Investments in Debt and Equity Securities.”

SFAS 133: “Accounting for Derivative Instruments and Hedging Activities.”

SFAS 140: “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.”

SFAS 142: “Goodwill and Other Intangible Assets.”

Staff Accounting Bulletin (“SAB”) 105: “Application of Accounting Principles to Loan Commitments.”

Statement of Position (“SOP”) 03-3: “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”

Stress testing: A scenario that measures market risk under unlikely but plausible events in abnormal markets.

Unaudited: The financial statements and information included throughout this document are unaudited and have not been subjected to auditing procedures sufficient to permit an independent certified public accountant to express an opinion.

U.S. GAAP: Accounting principles generally accepted in the United States of America.

Value-at-Risk (“VAR”): A measure of the dollar amount of potential loss from adverse market moves in an ordinary market environment.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

For a discussion of the quantitative and qualitative disclosures about market risk, see the Market Risk Management section of the MD&A on pages 54-56 of this Form 10-Q.

Item 4 Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Firm’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). See Exhibits 31.1, 31.2 and 31.3 for the Certification statements issued by the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in the Firm’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II – OTHER INFORMATION

Item 1 Legal Proceedings
Enron litigation. JPMorgan Chase is involved in a number of lawsuits and investigations arising out of its banking relationships with Enron Corp. and its subsidiaries (“Enron”). A lawsuit in London by the Firm against Westdeutsche Landesbank Girozentrale (“WLB”) sought to compel payment of $165 million under an Enron-related letter of credit issued by WLB. The trial of that action was conducted in June and July 2004, and on August 3, 2004, the Court issued its decision in favor of JPMorgan Chase and ruled that WLB must pay the letter of credit in full. That order has become final.

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

WorldCom litigation. J.P. Morgan Securities Inc. (“JPMSI”) and JPMorgan Chase were named as defendants in more than 50 actions that were filed in U.S. District Courts, in state courts in more than 20 states, and in one arbitral panel beginning in July 2002, arising out of alleged accounting irregularities in the books and records of WorldCom Inc. Plaintiffs in these actions are individual and institutional investors, including state pension funds, who purchased debt securities issued by WorldCom pursuant to public offerings in 1997, 1998, 2000 and 2001. JPMSI acted as an underwriter of the 1998, 2000 and 2001 offerings and was an initial purchaser in the December 2000 private bond offering. In addition to JPMSI, JPMorgan Chase and, in two actions, J.P. Morgan Securities Ltd. (“JPMSL”), in its capacity as one of the underwriters of the international tranche of the 2001 offering, the defendants in various of the actions include other underwriters, certain executives of WorldCom and WorldCom’s auditors. In the actions, plaintiffs allege that defendants knew, or were reckless or negligent in not knowing, that the securities were sold to plaintiffs on the basis of misrepresentations and omissions of material facts concerning the financial condition and business of WorldCom. The complaints against JPMorgan Chase, JPMSI and JPMSL assert claims under federal and state securities laws, under other state statutes and under common law theories of fraud and negligent misrepresentation. A trial date of late February 2005 has been set for the class actions pending in the U.S. District Court for the Southern District of New York.

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

IPO allocation litigation. Beginning in May 2001, JPMorgan Chase and certain of its securities subsidiaries were named, along with numerous other firms in the securities industry, as defendants in a large number of putative class action lawsuits filed in the U.S. District Court for the Southern District of New York. These suits purport to challenge alleged improprieties in the allocation of stock in various public offerings, including some offerings for which a JPMorgan Chase entity served as an underwriter. The suits allege violations of securities and antitrust laws arising from alleged material misstatements and omissions in registration statements and prospectuses for the initial public offerings (“IPOs”) and alleged market manipulation with respect to aftermarket transactions in the offered securities. The securities claims allege, among other things, misrepresentation and market manipulation of the aftermarket trading for these offerings by tying allocations of shares in IPOs to undisclosed excessive commissions paid to JPMorgan Chase and to required aftermarket purchase transactions by customers who received allocations of shares in the respective IPOs, as well as allegations of misleading analyst reports. The antitrust claims allege an illegal conspiracy to require customers, in exchange for IPO allocations, to pay undisclosed and excessive commissions and to make aftermarket purchases of the IPO securities at a price higher than the offering price as a precondition to receiving allocations. The securities cases were all assigned to one judge for coordinated pre-trial proceedings, and the antitrust cases were all assigned to another judge. On February 13, 2003, the Court denied the motions of JPMorgan Chase and others to dismiss the securities complaints. On October 13, 2004, the Court granted in part plaintiffs’ motion to certify classes in six “focus” cases in the securities litigation, and the underwriter defendants have petitioned to appeal that decision. On November 3, 2003, the Court granted defendants’ motion to dismiss the antitrust claims relating to the IPO allocation practices, and that decision is on appeal. A separate antitrust claim alleging that JPMSI and the other underwriters conspired to fix their underwriting fees is in discovery.

JPMorgan Chase also has received various subpoenas and informal requests from governmental and other agencies seeking information relating to IPO allocation practices. On February 20, 2003, JPMSI reached a settlement with the National Association of Securities Dealers (“NASD”), pursuant to which the NASD censured JPMSI and fined it $6 million for activities it found to constitute unlawful profit-sharing by Hambrecht & Quist Group in the period immediately prior to and following its acquisition in 2000. In agreeing to the resolution of the charges, JPMSI neither admitted nor denied the NASD’s contentions. In late September 2003, JPMSI and the SEC agreed to resolve matters relating to the SEC’s investigation of JPMSI’s IPO allocation practices during 1999 and 2000. The SEC alleged that JPMSI violated Rule 101 of SEC Regulation M in certain “hot” IPOs by attempting to induce certain customers to place aftermarket orders for IPO shares before the IPO was completed. Also, in the case of one IPO, the SEC alleged that JPMSI violated “just and equitable principles of trade” under NASD Conduct Rule 2110 by persuading at least one customer to accept an allocation of shares in a “cold” IPO in exchange for a promise of an allocation of shares in an upcoming IPO that was expected to be oversubscribed. JPMSI neither admitted nor denied the SEC’s allegations but consented to a judgment (entered October 1, 2003) enjoining JPMSI from future violations of Regulation M and NASD Conduct Rule 2110 and requiring JPMSI to pay a civil penalty of $25 million.

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

JPMSI has been named as a co-defendant with nine other broker-dealers in two actions involving allegations similar to those at issue in the regulatory investigations: a putative class action filed in federal court in Colorado, seeking an unspecified amount of money damages for alleged violations of federal securities laws; and an action filed in West Virginia state court by West Virginia’s Attorney General, seeking recovery from the defendants in the aggregate of $5,000 for each of what are alleged to be hundreds of thousands of violations of the state’s consumer protection statute. On August 8, 2003, the plaintiffs in the Colorado action dismissed the complaint without prejudice. In West Virginia, the court denied defendants’ motion to dismiss and certified the question for appeal to the West Virginia state court. A motion to disqualify private counsel retained by the Attorney General to prosecute that action is pending.

JPMSI was served by the SEC, NASD and NYSE on or about May 30, 2003, with subpoenas or document requests seeking information regarding certain present and former officers and employees in connection with a follow-up to the regulatory investigations, this time focusing on whether particular individuals properly performed supervisory functions regarding domestic equity research. These regulators have also raised issues regarding JPMSI’s document retention procedures and policies. The Firm has been notified that the regulators intend to pursue a books and records charge against it concerning email that its heritage entities could not retrieve for the period prior to July 2001. The Firm is engaged in negotiations to resolve the investigation without resort to litigation.

National Century Financial Enterprises litigation. JPMorgan Chase, JPMorgan Chase Bank, JPMorgan Partners, Beacon Group, LLC and three current or former Firm employees have been named as defendants in 13 actions filed in or transferred to the United States District Court for the Southern District of Ohio. In seven of these actions Bank One, Bank One, N.A., and Banc One Capital Markets, Inc. are also named as defendants. These actions arose out of the November 2002 bankruptcy of National Century Financial Enterprises, Inc. and various of its affiliates (“NCFE”). Prior to bankruptcy, NCFE provided financing to various healthcare providers through wholly-owned special-purpose vehicles, including NPF VI and NPF XII, which purchased discounted accounts receivable to be paid under third-party insurance programs. NPF VI and NPF XII financed the purchases of such receivables primarily through private placements of notes (“Notes”) to institutional investors and pledged the receivables for, among other things, the repayment of the Notes. JPMorgan Chase Bank is sued in its role as indenture trustee for NPF VI, which issued approximately $1 billion in Notes. Bank One, N.A. is sued in its role as indenture trustee for NPF XII, which issued approximately $2 billion in Notes. The three current or former Firm employees are sued in their roles as former members of NCFE’s board of directors (the “Defendant Employees”). JPMorgan Chase, JPMorgan Partners and Beacon Group, LLC, are claimed to be vicariously liable for the alleged actions of the Defendant Employees. Banc One Capital Markets, Inc. is sued in its role as co-manager for three note offerings made by NPF XII. Other defendants include the founders and key executives of NCFE, its auditors and outside counsel, and rating agencies and placement agents that were involved with the issuance of the Notes. Plaintiffs in these actions include institutional investors who purchased more than $2.7 billion in original face amount of asset-backed securities issued by NCFE. Plaintiffs allege that the trustees violated fiduciary and contractual duties, improperly permitted NCFE and its affiliates to violate the applicable indentures and violated securities laws by (among other things) failing to disclose the true nature of the NCFE arrangements. Plaintiffs further allege that the Defendant Employees controlled the Board and audit committees of the NCFE entities, were fully aware or negligent in not knowing of NCFE’s alleged manipulation of its books and are liable for failing to disclose their purported knowledge of the alleged fraud to the plaintiffs. Plaintiffs also allege that Banc One Capital Markets, Inc. is liable for cooperating in the sale of securities based on false and misleading statements. Motions to dismiss on behalf of the JPMorgan Chase entities, the Bank One entities and the Defendant Employees are currently pending.

Mutual fund Litigation: On June 29, 2004, Banc One Investment Advisors (“BOIA”) entered into a settlement with the New York Attorney General and the SEC related to alleged market timing in the One Group mutual funds. Under the settlement, BOIA paid $10 million in restitution and fee disgorgement plus a civil penalty of $40 million. BOIA also agreed to reduce fees over a 5-year period in the amount of $8 million per year, consented to a cease-and-desist order and a censure, and agreed to undertake certain compliance and mutual fund governance reforms. Additionally, JPMorgan Chase, Bank One, and certain subsidiaries and officers have been named, along with numerous other entities related to the mutual fund industry, as defendants in private party litigation arising out of alleged late trading and market timing in mutual funds. The actions have been filed in or transferred to U.S. District Court in Baltimore, Maryland. Certain plaintiffs allege that BOIA and related entities and officers allowed favored investors to market time and late trade in the One Group mutual funds. These complaints include a purported class action on behalf of One Group shareholders alleging claims under federal securities laws and common law; a purported derivative suit on behalf of the One Group funds under the Investment Company Act, the Investment Advisers Act and common law; and a purported class action on behalf of participants and beneficiaries of the Bank One Corporation 401(k) plan, alleging claims under the Employee Retirement Income Security Act.

On September 29, 2004, certain other plaintiffs in the federal action in Baltimore, Maryland filed amended complaints which included JPMorgan Chase and JPMSI as defendants. The amended complaints allege that JPMorgan Chase and JPMSI, with several co-defendants including Bank of America, Bank of America Securities, Canadian Imperial Commerce Bank, Bear Stearns,

and CFSB provided financing to Canary Capital which was used to engage in the market timing and late trading. JPMorgan Chase and JPMSI allegedly knowingly financed the market timing and late trading by Canary Capital and Edward Stern, and knowingly created short position equity baskets to allow Canary to profit from trading in a falling market.

Certain JPMorgan Chase subsidiaries have also received various subpoenas and information requests relating to market timing and late trading in mutual funds from various governmental and other agencies, including the SEC, the NASD, the U.S. Department of Labor, the Attorneys General of West Virginia and Vermont, and regulators in the United Kingdom, Luxembourg, Republic of Ireland, Chile and Hong Kong. The Firm is fully cooperating with these investigations.

On September 2, 2004, the NASD advised Bank One Securities Corporation (“BOSC”) that the staff had made a preliminary determination to recommend disciplinary action against BOSC for failure to establish and maintain a supervisory system and written procedures reasonably designed to detect and prevent late trading in mutual fund transactions, resulting in violations of NASD rules and the Securities Exchange Act. BOSC and the NASD have engaged in negotiations to resolve this investigation without resort to litigation.

Bank One Securities Litigation. Bank One and several former officers and directors are defendants in three class actions and one individual action arising out of the mergers between Banc One Corporation (“Banc One”) and First Commerce Corporation (“First Commerce”) and Banc One Corporation and First Chicago NBD Corporation (“FCNBD”). These actions were filed in 2000 and are pending in the United States District Court for the Northern District of Illinois in Chicago under the general caption, In re Bank One Securities Litigation. The cases were filed after Bank One’s earnings announcements in August and November 1999 that lowered Bank One’s earnings expectations for the third and fourth quarter 1999. Following the announcements, Bank One’s stock price had dropped by 37.7% as of November 10, 1999.

Two of these class actions were brought by representatives of FCNBD shareholders and Banc One shareholders, respectively, alleging certain misrepresentations and omissions of material fact made in connection with the merger between FCNBD and Banc One that was completed in October 1998. There is also an individual lawsuit proceeding in connection with that same merger. A third class action was filed by another individual plaintiff representing shareholders of First Commerce alleging certain misrepresentations and omissions of material fact made in connection with the merger between Banc One and First Commerce, which was completed in June 1998. All of these plaintiff groups claim that as a result of various misstatements or omissions regarding payment processing issues at First USA Bank, N.A., a wholly-owned subsidiary of Banc One, and as a result of the use of various accounting practices, the price of Banc One common stock was artificially inflated, causing their shareholders to acquire shares of the Company’s common stock in the merger at an exchange rate that was artificially deflated. The complaints against Bank One and the individual defendants assert claims under federal securities laws. Fact discovery, with limited exceptions, closed in December 2003. The parties are in the middle of expert discovery, which is scheduled to close in March 2005.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2004, shares of common stock of JPMorgan Chase & Co. were issued in transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof. Shares of common stock were issued to retired directors who had deferred receipt of such common stock pursuant to the Deferred Compensation Plan for Non-Employee Directors as follows: July 1, 2004, 1,431 shares. Shares of common stock were issued to retired employees who had deferred receipt of such common shares pursuant to the Corporate Performance Incentive Plan as follows: July 12, 2004, 13,143 shares.

On July 20, 2004, the Board of Directors approved an initial stock repurchase program in the aggregate amount of $6.0 billion. This amount includes shares to be repurchased to offset issuances under the Firm’s employee equity-based plans. The actual amount of shares repurchased will be subject to various factors, including market conditions; legal considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account purchase accounting adjustments); internal capital generation; and alternative potential investment opportunities.

The Firm’s repurchases of equity securities were as follows:

			Dollar value of
	Total open		remaining authorized
	market shares	Average price	repurchase program
	repurchased (a)	paid per share	(in millions)

July 2004	—	$—	$6,000
August 2004	137,700	36.77	5,995
September 2004	3,360,000	39.54	5,862

Total	3,497,700	$39.15

(a)
In addition to the open market repurchase program, under the Long-Term Incentive Plan and Stock Option Plan, recipients are given the option of having shares withheld to cover income taxes. Shares of restricted stock withheld under the plans to pay income taxes are treated as share repurchases and were as follows for the quarter ended September 30, 2004: July 2004-725,131 shares at an average price per share of $38.07; August 2004-110,758 shares at an average price per share of $37.03; and September 2004-159,797 shares at an average price per share of $39.43.

Item 3 Defaults Upon Senior Securities

           None

Item 4 Submission of Matters to a Vote of Security Holders

           None

Item 5 Other Information

           None

Item 6 Exhibits

31.1	—	Certification
31.2	—	Certification
31.3	—	Certification
32	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMORGAN CHASE & CO.
(Registrant)

Date: November 9, 2004
	By	/s/ Joseph L. Sclafani Joseph L. Sclafani

Executive Vice President and Controller [Principal Accounting Officer]

INDEX TO EXHIBITS

SEQUENTIALLY NUMBERED

EXHIBIT NO.	EXHIBITS	PAGE AT WHICH LOCATED

31.1	Certification	98

31.2	Certification	99

31.3	Certification	100

The following exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. In addition, Exhibit No. 32 shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	101