Form 10-K
period 2004-12-31
J P MORGAN CHASE & CO
filed 2005-03-02
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual report pursuant to section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004	Commission file number 1-5805

JPMorgan Chase & Co.

(Exact name of registrant as specified in its charter)

Delaware	13-2624428
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

270 Park Avenue, New York, NY	10017
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (212) 270-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class

Common stock
Depositary shares representing a one-tenth interest in 6 5/8% cumulative preferred stock (stated value—$500)
6.50% subordinated notes due 2005
6.25% subordinated notes due 2006
6 1/8% subordinated notes due 2008
6.75% subordinated notes due 2008
6.50% subordinated notes due 2009
Guarantee of 8.25% Capital Securities, Series H, of Chase Capital VIII
Guarantee of 7.50% Capital Securities, Series I, of J.P. Morgan Chase Capital IX
Guarantee of 7.00% Capital Securities, Series J, of J.P. Morgan Chase Capital X
Guarantee of 5 7/8% Capital Securities, Series K, of J.P. Morgan Chase Capital XI
Guarantee of 6.25% Capital Securities, Series L, of J.P. Morgan Chase Capital XII
Guarantee of 6.20% Capital Securities, Series N, of JPMorgan Chase Capital XIV
Guarantee of 8.50% Preferred Securities of BANK ONE Capital II

Guarantee of 8.00% Preferred Securities of BANK ONE Capital V
Guarantee of 7.20% Preferred Securities of BANK ONE Capital VI
Indexed Linked Notes on the S&P 500® Index due November 26, 2007
JPMorgan Market Participation Notes on the S&P 500® Index due March 12, 2008
Capped Quarterly Observation Notes Linked to S&P 500® Index due September 22, 2008
Capped Quarterly Observation Notes Linked to S&P 500® Index due October 30, 2008
Capped Quarterly Observation Notes Linked to S&P 500® Index due January 21, 2009
JPMorgan Market Participation Notes on the S&P 500® Index due March 31, 2009
Capped Quarterly Observation Notes Linked to S&P 500® Index due July 7, 2009
Capped Quarterly Observation Notes Linked to S&P 500® Index due September 21, 2009
Consumer Price Indexed Securities due January 15, 2010
Principal Protected Notes Linked to S&P 500® Index due September 30, 2010

The Indexed Linked Notes, JPMorgan Market Participation Notes, Capped Quarterly Observation Notes, Consumer Price
Indexed Securities and Principal Protected Notes are listed on the American Stock Exchange;
all other securities named above are listed on the New York Stock Exchange.

Securities registered pursuant to Section 12(g) of the Act: none
Number of shares of common stock outstanding on January 31, 2005: 3,553,701,118

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X.. No.....

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ..X.. No.....

      The aggregate market value of JPMorgan Chase & Co. common stock held by non-affiliates of JPMorgan Chase & Co. on June 30, 2004 was approximately $80,330,277,311.

Document Incorporated by Reference: Portions of Registrant’s proxy statement for the annual meeting of stockholders to be held on May 17, 2005, are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III.

Form 10-K Index

Part I		Page
Item 1	Business	1
	Overview	1
	Business segments	1
	Competition	1
	Supervision and regulation	1
	Important factors that may affect future results	4
	Non-U.S. operations	6
	Distribution of assets, liabilities and stockholders’ equity; interest rates and interest differentials	132-136
	Return on equity and assets	129-130, 132-133
	Securities portfolio	137
	Loan portfolio	59-67, 101-102, 138-140
	Summary of loan and lending-related commitments loss experience	68-69, 102-103, 141-142
	Deposits	142
	Short-term and other borrowed funds	143
Item 2	Properties	6
Item 3	Legal proceedings	6
Item 4	Submission of matters to a vote of security holders	9
	Executive officers of the registrant	9
Part II
Item 5	Market for Registrant’s common equity, related stockholder matters and issuer purchases of equity securities	11
Item 6	Selected financial data	12
Item 7	Management’s discussion and analysis of financial condition and results of operations	12
Item 7A	Quantitative and qualitative disclosures about market risk	12
Item 8	Financial statements and supplementary data	12
Item 9	Changes in and disagreements with accountants on accounting and financial disclosure	12
Item 9A	Controls and procedures	12
Item 9B	Other information	12
Part III
Item 10	Directors and executive officers of the Registrant	12
Item 11	Executive compensation	12
Item 12	Security ownership of certain beneficial owners and management	12
Item 13	Certain relationships and related transactions	13
Item 14	Principal accounting fees and services	13
Part IV
Item 15	Exhibits, financial statement schedules	13
EX-3.1: RESTATED CERTIFICATE OF INCORPORATION
EX-3.2: BY-LAWS
INDENTURE
JUNIOR SUBORDINATED INDENTURE
GUARANTEE AGREEMENT
AMENDED AND RESTATED TRUST AGREEMENT
INDENTURE
FIRST SUPPLEMENTAL INDENTURE
INDENTURE
FIRST SUPPLEMENTAL INDENTURE
FORM OF INDENTURE
FORM OF INDENTURE
DEFERRED COMPENSATION PLAN FOR NON-EMPLOYEE DIRECTORS
POST-RETIREMENT COMPENSATION PLAN FOR NON-EMPLOYEE DIRECTORS
DEFERRED COMPENSATION PROGRAM
1994 LONG-TERM INCENTIVE PLAN
AMENDMENT TO THE 1994 LONG-TERM INCENTIVE PLAN
LONG-TERM STOCK INCENTIVE PLAN
FORM OF STOCK OPTION AWARD
1992 STOCK INCENTIVE PLAN
1984 STOCK INCENTIVE PLAN
1995 STOCK INCENTIVE PLAN
1998 PERFORMANCE PLAN
EX-10.16: SUMMARY OF TERMS OF SEVERANCE POLICY
STOCK INCENTIVE PLAN
PERFORMANCE INCENTIVE PLAN
REVISED AND RESTATED 1989 STOCK INCENTIVE PLAN
REVISED AND RESTATED 1995 STOCK INCENTIVE PLAN
EX-12.1: COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
EX-12.2: COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
EX-21.1: LIST OF SUBSIDIARIES
EX-23.1: CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CERTIFICATION
CERTIFICATION
CERTIFICATION
CERTIFICATION

Part I

Item 1: Business

Effective July 1, 2004, Bank One Corporation (“Bank One”) merged with and into JPMorgan Chase & Co. (the “Merger”), pursuant to an Agreement and Plan of Merger dated January 14, 2004. As a result of the Merger, each outstanding share of common stock of Bank One was converted in a stock-for-stock exchange into 1.32 shares of common stock of JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”). The Merger was accounted for using the purchase method of accounting. The purchase price to complete the Merger was $58.5 billion.

Bank One’s results of operations were included in the Firm’s results beginning July 1, 2004. Therefore, the results of operations for the 12 months ended December 31, 2004, reflect six months of operations of the combined Firm and six months of heritage JPMorgan Chase; the results of operations for all other periods prior to 2004 reflect only the operations of heritage JPMorgan Chase.

Overview

JPMorgan Chase is a financial holding company incorporated under Delaware law in 1968. JPMorgan Chase is one of the largest banking institutions in the United States, with $1.2 trillion in assets, $106 billion in stockholders’ equity and operations in more than 50 countries.

JPMorgan Chase’s principal bank subsidiaries are JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank”), a national banking association with branches in 17 states, and Chase Bank USA, National Association (“Chase USA”), a national association that is the Firm’s credit card-issuing bank. JPMorgan Chase’s principal nonbank subsidiary is J.P. Morgan Securities Inc. (“JPMSI”), its U.S. investment banking firm. The bank and nonbank subsidiaries of JPMorgan Chase operate nationally as well as through overseas branches and subsidiaries, representative offices and affiliated banks.

The Firm’s website is www.jpmorganchase.com. JPMorgan Chase makes available free of charge, through its website, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed or furnished, pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (the “SEC”). The Firm has adopted, and posted on its website, a Code of Ethics for its Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer and other senior financial officers.

Business segments

JPMorgan Chase’s activities are organized, for management reporting purposes, into six business segments (Investment Bank, Retail Financial Services, Card Services, Commercial Banking, Treasury & Securities Services and Asset & Wealth Management) and Corporate, which includes its Private Equity and Treasury businesses, as well as corporate support functions. A description of the Firm’s business segments and the products and services they provide to their respective client bases is provided in the “Business segment results” section of Management’s discussion and analysis (“MD&A”) beginning on page 28, and in Note 31 on page 126.

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

The financial services industry has experienced consolidation and convergence in recent years, as financial institutions involved in a broad range of financial products and services have merged. This convergence trend is expected to continue, as demonstrated by the merger of JPMorgan Chase and Bank One Corporation on July 1, 2004. Consolidation could result in competitors of JPMorgan Chase gaining greater capital and other resources, such as a broader range of products and services and geographic diversity. It is possible that competition will become even more intense as the Firm continues to compete with other financial institutions that may be larger or better capitalized, or that may have a stronger local presence in certain geographies.

Supervision and regulation

Permissible business activities: The Firm is subject to regulation under state and federal law, including the Bank Holding Company Act of 1956, as amended (the “BHCA”).

Under the 1999 Gramm-Leach-Bliley Act (“GLBA”), bank holding companies meeting certain eligibility criteria may elect to become “financial holding companies,” which may engage in activities that have been approved by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the United States Department of the Treasury (“U.S. Treasury Department”). JPMorgan Chase elected to become a financial holding company as of March 13, 2000.

Under regulations implemented by the Federal Reserve Board, if any depository institution controlled by a financial holding company ceases to meet certain capital or management standards, the Federal Reserve Board may impose corrective capital and/or managerial requirements on the financial holding company and place limitations on its ability to conduct the broader financial activities permissible for financial holding companies. In addition, the Federal Reserve Board may require divestiture of the holding company’s depository institutions if the deficiencies

Part I

persist. The regulations also provide that if any depository institution controlled by a financial holding company fails to maintain a satisfactory rating under the Community Reinvestment Act (“CRA”), the Federal Reserve Board must prohibit the financial holding company and its subsidiaries from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. At December 31, 2004, the depository-institution subsidiaries of JPMorgan Chase met the capital, management and CRA requirements necessary to permit the Firm to conduct the broader activities permitted under GLBA. However, there can be no assurance that this will continue to be the case in the future.

Regulation by Federal Reserve Board under GLBA: Under GLBA’s system of “functional regulation,” the Federal Reserve Board acts as an “umbrella regulator,” and certain of JPMorgan Chase’s subsidiaries are regulated directly by additional authorities based on the particular activities of those subsidiaries (e.g., the lead bank is regulated by the Office of the Comptroller of the Currency (“OCC”), securities and investment advisory activities are regulated by the SEC, and insurance activities are regulated by state insurance commissioners).

Dividend restrictions: Federal law imposes limitations on the payment of dividends by the subsidiaries of JPMorgan Chase that are national banks. Nonbank subsidiaries of JPMorgan Chase are not subject to those limitations. The amount of dividends that may be paid by national banks, such as JPMorgan Chase Bank and Chase USA, is limited to the lesser of the amounts calculated under a “recent earnings” test and an “undivided profits” test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years, unless the national bank obtains the approval of the Comptroller of the Currency. Under the undivided profits test, a dividend may not be paid in excess of a bank’s “undivided profits.” See Note 23 on page 116 for the amount of dividends that the Firm’s principal bank subsidiaries could pay, at January 1, 2005 and 2004, to their respective bank holding companies without the approval of the relevant banking regulators.

In addition to the dividend restrictions described above, the Comptroller of the Currency, the Federal Reserve Board and the Federal Deposit Insurance Corporation (the “FDIC”) have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise, including JPMorgan Chase and its bank and bank holding company subsidiaries, if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.

Capital requirements: Federal banking regulators have adopted risk-based capital and leverage guidelines that require the Firm’s capital-to-assets ratios to meet certain minimum standards.

The risk-based capital ratio is determined by allocating assets and specified off-balance sheet financial instruments into four weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. Under the guidelines, capital is divided into two tiers: Tier 1 capital and Tier 2 capital. The amount of Tier 2 capital may not exceed the amount of Tier 1 capital. Total capital is the sum of Tier 1 capital and Tier 2 capital. Under the guidelines, banking organizations are required to maintain a Total capital ratio (total capital to risk-weighted assets) of 8% and a Tier 1 capital ratio of 4%.

Tier 1 components: Capital surplus and common stock remain the most important forms of capital at JPMorgan Chase. Because common equity has no maturity date, and because dividends on common stock are paid only when and if declared by the Board of Directors, common equity is available to absorb losses over long periods of time. Noncumulative perpetual preferred stock is similar to common stock in its ability to absorb losses. If the Board of Directors does not declare a dividend on noncumulative perpetual preferred stock in any dividend period, the holders of the instrument are never entitled to receive that dividend payment. JPMorgan Chase’s outstanding noncumulative perpetual preferred stock is a type commonly referenced as a “FRAP”: a fixed-rate/ adjustable preferred stock. Because the interest rate on FRAPs may increase (up to a predetermined ceiling), the Federal Reserve Board treats the Firm’s noncumulative FRAPs in a manner similar to cumulative perpetual preferred securities. The Federal Reserve Board permits cumulative perpetual preferred securities to be included in Tier 1 capital but only up to certain limits, as these financial instruments do not provide as strong protection against losses as common equity and noncumulative, non-FRAP securities. Cumulative perpetual preferred stock does not have a maturity date, similar to other forms of Tier 1 capital. However, any dividends not declared on cumulative perpetual preferred stock accumulate and thus continue to be due to the holder of the instrument until all arrearages are satisfied. On March 1, 2005, the Federal Reserve Board issued a final rule that continues the inclusion of trust preferred securities in Tier 1 capital, subject to stricter quantitative limits. The rule provides for a five-year transition period. The Firm is currently assessing the impact of the final rule. The effective date of the final rule is dependent on the date of publication in the Federal Register. Trust preferred securities are generally issued by a special-purpose trust established and owned by JPMorgan Chase. Proceeds from the issuance to the public of the trust preferred security are lent to the Firm for at least 30 (but not more than 50) years. The intercompany note that evidences this loan provides that the interest payments by JPMorgan Chase on the note may be deferred for up to five years. During the period of any such deferral, no payments of dividends may be made on any outstanding JPMorgan Chase preferred or common stock or on the outstanding trust preferred securities issued to the public. During 2003, the Firm implemented Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which addresses the consolidation rules to be applied to entities defined in FIN 46 as “variable interest entities.” Prior to FIN 46, trusts that issued trust preferred securities were consolidated subsidiaries of their respective parents. As a result of FIN 46, JPMorgan Chase is no longer permitted to consolidate these trusts. Tier 2 components: Long-term subordinated debt (generally having an original maturity of 10-12 years) is the primary form of JPMorgan Chase’s Tier 2 capital. Subordinated debt is deemed a form of regulatory capital, because payments on the debt are subordinated to other creditors of JPMorgan Chase, including holders of senior and medium long-term debt and counterparties on derivative contracts.

The federal banking regulators have also established minimum leverage ratio guidelines. The leverage ratio is defined as Tier 1 capital divided by average total assets (net of the allowance for loan losses, goodwill and certain intangible assets). The minimum leverage ratio is 3% for bank holding companies that are considered “strong” under Federal Reserve Board guidelines or which have implemented the Federal Reserve Board’s risk-based capital measure for market risk. Other bank holding companies must have a minimum leverage ratio of 4%. Bank holding companies may be expected to maintain ratios well above the minimum levels, depending upon their particular condition, risk profile and growth plans.

The risk-based capital requirements explicitly identify concentrations of credit risk, certain risks arising from non-traditional banking activities, and the management of those risks as important factors to consider in assessing an institution’s overall capital adequacy. Other factors taken into consideration by federal regulators include: interest rate exposure; liquidity, funding and market risk; the quality and level of earnings; the quality of loans and investments; the effectiveness of loan and investment policies; and management’s overall ability to monitor and control financial and operational risks, including the risks presented by concentrations of credit and non-traditional banking activities. In addition, the risk-based capital rules incorporate a measure for market risk in foreign exchange and commodity activities and in the trading of debt and equity instruments. The market risk-based capital rules require banking organizations with large trading activities (such as JPMorgan Chase) to maintain capital for market risk in an amount calculated by using the banking organizations’ own internal Value-at-Risk models (subject to parameters set by the regulators).

The minimum risk-based capital requirements adopted by the federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision. The Basel Committee has proposed a revision to the Accord (“Basel II”). JPMorgan Chase is actively pursuing implementation of the Basel II framework in accordance with the criteria of the U.S. banking regulators, which will require JPMorgan Chase to use “advanced measurement techniques,” employing its internal estimates of certain key risk drivers to derive capital requirements. Implementation of Basel II by U.S. regulators is expected as of January 1, 2008, with certain transitional implementation arrangements.

FDICIA: The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) provides a framework for regulation of depository institutions and their affiliates, including parent holding companies, by their federal banking regulators; among other things, it requires the relevant federal banking regulator to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards.

Supervisory actions by the appropriate federal banking regulator under the “prompt corrective action” rules generally depend upon an institution’s classification within five capital categories. The regulations apply only to banks and not to bank holding companies such as JPMorgan Chase; however, subject to limitations that may be imposed pursuant to GLBA, as described below, the Federal Reserve Board is authorized to take appropriate action at the holding company level, based on the undercapitalized status of the holding company’s subsidiary banking institutions. In certain instances relating to an undercapitalized banking institution, the bank holding company would be required to guarantee the performance of the undercapitalized subsidiary and might be liable for civil money damages for failure to fulfill its commitments on that guarantee.

As of December 31, 2004, the Firm and its primary banking subsidiaries were “well-capitalized.”

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

Powers of the FDIC upon insolvency of an insured depository institution: An FDIC-insured depository institution can be held liable for any loss incurred or expected to be incurred by the FDIC in connection with another FDIC-insured institution under common control, with such institution being “in default” or “in danger of default” (commonly referred to as “cross-guarantee” liability). An FDIC cross-guarantee claim against a depository institution is generally superior in right of payment to claims of the holding company and its affiliates against such depository institution.

If the FDIC is appointed the conservator or receiver of an insured depository institution upon its insolvency or in certain other events, the FDIC has the power: (1) to transfer any of the depository institution’s assets and liabilities to a new obligor without the approval of the depository institution’s creditors; (2) to enforce the terms of the depository institution’s contracts pursuant to their terms; or (3) to repudiate or disaffirm any contract or lease to which the depository institution is a party, the performance of which is determined by the FDIC to be burdensome and the disaffirmation or repudiation of which is determined by the FDIC to promote the orderly administration of the depository institution. The above provisions would be applicable to obligations and liabilities of those of JPMorgan Chase’s subsidiaries that are insured depository institutions, such as JPMorgan Chase Bank and Chase USA, including, without limitation, obligations under senior or subordinated debt issued by those banks to investors (referenced below as “public noteholders”) in the public markets.

Under federal law, the claims of a receiver of an insured depository institution for administrative expenses and the claims of holders of U.S. deposit liabilities (including the FDIC, as subrogee of the depositors) have priority over the claims of other unsecured creditors of the institution, including public noteholders, in the event of the liquidation or other resolution of the institution. As a result, whether or not the FDIC would ever seek to repudiate any obligations held by public noteholders of any subsidiary of the Firm that is an insured depository institution, such as JPMorgan Chase Bank or Chase USA, the public noteholders would be treated differently from, and could receive, if anything, substantially less than, the depositors of the depository institution.

The USA PATRIOT Act: On October 26, 2001, President Bush signed into law The USA PATRIOT Act of 2001 (the “Act”).

The Act substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States; imposes new compliance and due diligence obligations; creates new crimes and penalties; compels the production of documents located both inside and outside the United States, including those of non-U.S. institutions that have a correspondent relationship in the United States; and clarifies the safe harbor from civil liability to customers. The Act mandates the U.S. Treasury Department to issue a number of regulations to further clarify the Act’s requirements or provide more specific guidance on their application.

The Act requires all “financial institutions,” as defined, to establish certain anti-money laundering compliance and due diligence programs. The Act requires financial institutions that maintain correspondent accounts for non-U.S. institutions, or persons that are involved in private banking for “non-United States persons” or their representatives, to establish “appropriate, specific and, where necessary, enhanced due diligence policies, procedures, and controls that are reasonably designed to detect and report instances of money laundering through those accounts.”

Part I

JPMorgan Chase believes its programs satisfy the requirements of the Act. Bank regulators are focusing their examinations on anti-money laundering compliance, and JPMorgan Chase continues to enhance its anti-money laundering compliance programs.

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

Any loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level would be assumed by the bankruptcy trustee and entitled to a priority of payment.

The bank subsidiaries of JPMorgan Chase are subject to certain restrictions imposed by federal law on extensions of credit to, and certain other transactions with, the Firm and certain other affiliates, and on investments in stock or securities of JPMorgan Chase and those affiliates. These restrictions prevent JPMorgan Chase and other affiliates from borrowing from a bank subsidiary unless the loans are secured in specified amounts.

The Firm’s bank and certain of its nonbank subsidiaries are subject to direct supervision and regulation by various other federal and state authorities (some of which are considered “functional regulators” under GLBA). JPMorgan Chase’s national bank subsidiaries, such as JPMorgan Chase Bank and Chase USA, are subject to supervision and regulation by the OCC and, in certain matters, by the Federal Reserve Board and the FDIC. Supervision and regulation by the responsible regulatory agency generally includes comprehensive annual reviews of all major aspects of the relevant bank’s business and condition, as well as the imposition of periodic reporting requirements and limitations on investments and other powers. The Firm also conducts securities underwriting, dealing and brokerage activities through JPMSI and other broker-dealer subsidiaries, all of which are subject to the regulations of the SEC and the National Association of Securities Dealers, Inc. (“NASD”). JPMSI is a member of the New York Stock Exchange (“NYSE”). The operations of JPMorgan Chase’s mutual funds also are subject to regulation by the SEC. The types of activities in which the non-U.S. branches of JPMorgan Chase Bank and the international subsidiaries of JPMorgan Chase may engage are subject to various restrictions imposed by the Federal Reserve Board. Those non-U.S. branches and international subsidiaries also are subject to the laws and regulatory authorities of the countries in which they operate.

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

In addition, under the requirements imposed by GLBA, JPMorgan Chase and its subsidiaries are required periodically to disclose to their retail customers the Firm’s policies and practices with respect to (1) the sharing of non-public customer information with JPMorgan Chase affiliates and others; and (2) the confidentiality and security of that information. Under GLBA, retail customers also must be given the opportunity to “opt out” of information-sharing arrangements with non-affiliates, subject to certain exceptions set forth in GLBA.

Important factors that may affect future results

From time to time, the Firm has made and will make forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “anticipate,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “believe” or other words of similar meaning. Forward-looking statements provide JPMorgan Chase’s current expectations or forecasts of future events, circumstances or results. JPMorgan Chase’s disclosures in this report, including in the MD&A section, contain forward-looking statements. The Firm also may make forward-looking statements in its other documents filed with the SEC and in other written materials. In addition, the Firm’s senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others.

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. JPMorgan Chase’s actual future results may differ materially from those set forth in its forward-looking statements. Factors that might cause the Firm’s future financial performance to vary from that described in its forward-looking statements include the credit, market, operational, liquidity, interest rate and other risks discussed in the MD&A section of this report and in other periodic reports filed with the SEC. In addition, the following discussion sets forth certain risks and uncertainties that the Firm believes could cause its actual future results to differ materially from expected results. However, other factors besides those listed below or discussed in JPMorgan Chase’s reports to the SEC also could adversely affect the Firm’s results, and the reader should not consider any such list of factors to be a complete set of all potential risks or uncertainties. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Merger of JPMorgan Chase and Bank One. There are significant risks and uncertainties associated with the Firm’s merger with Bank One. For example, JPMorgan Chase may fail to realize the growth opportunities and cost savings anticipated to be derived from the merger. In addition, it is possible that the integration process could result in the loss of key employees, or that the disruption of ongoing business from the Merger could adversely affect JPMorgan Chase’s ability to maintain relationships with clients or suppliers.

Business conditions and general economy. The profitability of JPMorgan Chase’s businesses could be affected by general economic conditions in the United States or abroad. In 2004 both the U.S. and global economies continued to strengthen overall. While the outlook for the Firm for 2005 continues to be cautiously optimistic, there can be no assurances that the economic recovery that began in 2003 will continue throughout 2005.

Factors such as the liquidity of the global financial markets, the level and volatility of equity prices and interest rates, investor sentiment, inflation, and the availability and cost of credit could significantly affect the activity level of clients, with respect to size, number and timing of transactions involving the Firm’s investment banking business, including its underwriting and advisory businesses. These factors also may affect the realization of cash returns from the Firm’s private equity business. A recurrence of a market downturn would likely lead to a decline in the volume of transactions that the Firm executes for its customers and, therefore, lead to a decline in the revenues it receives from trading commissions and spreads. Higher interest rates or continued weakness in the market also could affect the willingness of financial investors to participate in loan syndications or underwritings managed by JPMorgan Chase. The Firm generally maintains large trading portfolios in the fixed income, currency, commodity and equity markets and has significant investment positions, including merchant banking investments held by its private equity business. The revenues derived from mark-to-market values of the Firm’s business are affected by many factors, including its credit standing; its success in proprietary positioning; volatility in interest rates and in equity and debt markets; and the economic, political and business factors described below. JPMorgan Chase anticipates that these revenues will fluctuate over time.

The fees JPMorgan Chase earns for managing assets are also dependent upon general economic conditions. For example, a higher level of U.S. or non-U.S. interest rates or a downturn in trading markets could affect the valuations of the mutual funds managed by the Firm, which, in turn, could affect the Firm’s revenues. Moreover, even in the absence of a market downturn, below-market performance by JPMorgan Chase’s mutual funds could result in outflows of assets under management and, therefore, reduce the fees the Firm receives.

The credit quality of JPMorgan Chase’s on-balance sheet and off-balance sheet assets may be affected by business conditions. In a poor economic environment there is a greater likelihood that more of the Firm’s customers or counterparties could become delinquent on their loans or other obligations to JPMorgan Chase, which, in turn, could result in a higher levels of charge-offs and provision for credit losses, all of which would adversely affect the Firm’s earnings.

The Firm’s consumer businesses are particularly affected by domestic economic conditions, including U.S. interest rates, the rate of unemployment, the level of consumer confidence, changes in consumer spending and the number of personal bankruptcies, as these factors will affect the level of consumer loans and credit quality.

Competition. JPMorgan Chase operates in a highly competitive environment and expects various factors to cause competitive conditions to continue to intensify. The Firm expects competition to intensify as continued merger activity in the financial services industry produces larger, better-capitalized companies that are capable of offering a wider array of financial products and services, and at more competitive prices. In addition, technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products, and for financial institutions to compete with technology companies in providing electronic and Internet-based financial solutions.

Non-U.S. operations; trading in non-U.S. securities. The Firm does business throughout the world, including in developing regions of the world commonly known as emerging markets. JPMorgan Chase’s businesses and revenues derived from non-U.S. operations are subject to risk of loss from unfavorable political and diplomatic developments, currency fluctuations, social instability, changes in governmental policies or policies of central banks, expropriation, nationalization, confiscation of assets and changes in legislation relating to non-U.S. ownership. JPMorgan Chase also invests in the securities of corporations located in non-U.S. jurisdictions, including emerging markets. Revenues from the trading of non-U.S. securities also may be subject to negative fluctuations as a result of the above factors. The impact of these fluctuations could be accentuated, because generally, non-U.S. trading markets, particularly in emerging market countries, are smaller, less liquid and more volatile than U.S. trading markets.

Operational risk. JPMorgan Chase, like all large corporations, is exposed to many types of operational risk, including the risk of fraud by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. Given the high volume of transactions at JPMorgan Chase, certain errors may be repeated or compounded before they are discovered and successfully rectified. In addition, the Firm’s necessary dependence upon automated systems to record and process its transaction volume may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. The Firm may also be subject to disruptions of its operating systems, arising from events that are wholly or partially beyond its control (including, for example, computer viruses or electrical or telecommunications outages), which may give rise to losses in service to customers and to loss or liability to the Firm. The Firm is further exposed to the risk that its external vendors may be unable to fulfill their contractual obligation to the Firm (or will be subject to the same risk of fraud or operational errors by their respective employees as is the Firm), and to the risk that the Firm’s (or its vendors’) business continuity and data security systems prove not to be sufficiently adequate. The Firm also faces the risk that the design of its controls and procedures prove inadequate or are circumvented, thereby causing delays in detection or errors in information. Although the Firm maintains a system of controls designed to keep operational risk at appropriate levels, there can be no assurance that JPMorgan Chase will not suffer losses from operational risks in the future that may be material in amount.

Government monetary policies and economic controls. JPMorgan Chase’s businesses and earnings are affected by general economic conditions, both domestic and international. The Firm’s businesses and earnings also are affected by the fiscal or other policies that are adopted by various regulatory authorities of the United States, non-U.S. governments and international agencies. For example, policies and regulations of the Federal Reserve Board influence, directly and indirectly, the rate of interest paid by commercial banks on their interest-bearing deposits and also

Part I

may affect the value of financial instruments held by the Firm. The actions of the Federal Reserve Board also determine to a significant degree the Firm’s cost of funds for lending and investing. The nature and impact of future changes in economic and market conditions and fiscal policies are uncertain and are beyond the Firm’s control. In addition, these policies and conditions can affect the Firm’s customers and counterparties, both in the United States and abroad, which may increase the risk that such customers or counterparties default on their obligations to JPMorgan Chase.

Reputational and legal risk. The Firm’s ability to attract and retain customers and employees could be adversely affected to the extent its reputation is damaged. The failure of the Firm to deal, or to appear to fail to deal, with various issues that could give rise to reputational risk could cause harm to the Firm and its business prospects. These issues include, but are not limited to, appropriately dealing with potential conflicts of interest; legal and regulatory requirements; ethical issues; money-laundering; privacy; record-keeping; sales and trading practices; and the proper identification of the legal, reputational, credit, liquidity and market risks inherent in its products. Failure to address appropriately these issues could also give rise to additional legal risk to the Firm, which, in turn, could increase the size and number of litigation claims and damages asserted against the Firm or subject the Firm to enforcement actions, fines and penalties.

Credit, market, liquidity and private equity risk. JPMorgan Chase’s revenues also are dependent upon the extent to which management can successfully achieve its business strategies within a disciplined risk environment. JPMorgan Chase’s ability to grow its businesses is affected by pricing and competitive pressures, as well as by the costs associated with the introduction of new products and services and the expansion and development of new distribution channels. To the extent any of the instruments and strategies the Firm uses to hedge or otherwise manage its exposure to market, credit and private equity risk are not effective, the Firm may not be able to mitigate effectively its risk exposures in particular market environments or against particular types of risk. The Firm’s balance sheet growth will be dependent upon the economic conditions described above, as well as on its determination to securitize, sell, purchase or syndicate particular loans or loan portfolios. The Firm’s trading revenues and interest rate risk are dependent upon its ability to identify properly, and mark to market, changes in the value of its financial instruments caused by changes in market prices or rates. The Firm’s earnings will also be dependent upon how effectively its critical accounting estimates, including those used in its private equity valuations, prove accurate and upon how effectively it determines and assesses the cost of credit and manages its risk concentrations. To the extent its assessments of migrations in credit quality and of risk concentrations, or its assumptions or estimates used in establishing valuation models for the fair value of assets and liabilities or for loan loss reserves, prove inaccurate or not predictive of actual results, the Firm could suffer higher-than-anticipated losses. The successful management of credit, market, operational and private equity risk is an important consideration in managing the Firm’s liquidity risk, as evaluation by rating agencies of the management of these risks affects their determinations as to the Firm’s credit ratings and, therefore, its cost of funds.

Non-U.S. operations

For geographic distributions of total revenue, total expense, income before income tax expense and net income, see Note 30 on page 125. For a discussion of non-U.S. loans, see Note 11 on page 101 and the sections entitled “Country exposure” in the MD&A on page 65 and “Cross-border outstandings” on page 139.

Item 2: Properties

The headquarters of JPMorgan Chase is located in New York City at 270 Park Avenue, which is a 50-story bank and office building owned by JPMorgan Chase. This location contains approximately 1.3 million square feet of space. In total, JPMorgan Chase owns or leases approximately 12.3 million square feet of commercial office space and retail space in New York City.

Prior to the merger with Bank One on July 1, 2004, the headquarters of Bank One was located in Chicago at 10 South Dearborn, which continues to be used as an administrative and operational facility. This location is owned by the Firm and contains approximately 2.0 million square feet of space. In total, JPMorgan Chase owns or leases approximately 5.2 million square feet of commercial office and retail space in Chicago.

JPMorgan Chase and its subsidiaries also own or lease significant administrative and operational facilities in Houston and Dallas, Texas (6.8 million square feet); Columbus, Ohio (3 million square feet); Phoenix, Arizona (1.5 million square feet); Tampa, Florida (1.1 million square feet); Jersey City, New Jersey (1.1 million square feet); and in Indianapolis, Indiana (1 million square feet).

In the United Kingdom, JPMorgan Chase leases approximately 2.4 million square feet of office space and owns a 350,000 square-foot operations center.

In addition, JPMorgan Chase and its subsidiaries occupy offices and other administrative and operational facilities throughout the world under various types of ownership and leasehold agreements, including 2,508 retail branches in the United States. The properties occupied by JPMorgan Chase are used across all of the Firm’s business segments and for corporate purposes.

JPMorgan Chase continues to evaluate its current and projected space requirements, particularly in light of the merger with Bank One. There is no assurance that the Firm will be able to dispose of its excess premises or that it will not incur charges in connection with such dispositions. Such disposition costs may be material to the Firm’s results of operations in a given period. For a discussion of occupancy expense, see the Consolidated results of operations discussion on page 22.

Item 3: Legal proceedings

Enron litigation. JPMorgan Chase is involved in a number of lawsuits and investigations arising out of its banking relationships with Enron Corp. and its subsidiaries (“Enron”). A lawsuit in London by the Firm against Westdeutsche Landesbank Girozentrale (“WLB”) sought to compel payment of $165 million under an Enron-related letter of credit issued by WLB. WLB resisted payment on the grounds that the underlying pre-pay transaction, and its predecessors, were “disguised loans” and part of a

“fraudulent scheme to hide Enron’s debt.” The trial of that action was conducted in June and July 2004, and on August 3, 2004, the Court issued its decision in favor of JPMorgan Chase, finding that the Firm did not commit fraud and ordering WLB to pay the letter of credit in full. That order has become final.

Other actions involving Enron have been initiated by parties against JPMorgan Chase, its directors and certain of its officers. These lawsuits include a series of purported class actions brought on behalf of shareholders of Enron, including the lead action captioned Newby v. Enron Corp. The consolidated complaint filed in Newby names as defendants, among others, JPMorgan Chase; several other investment banking firms; a number of law firms; Enron’s former accountants and affiliated entities and individuals; and other individual defendants, including present and former officers and directors of Enron. It asserts claims against JPMorgan Chase and the other defendants under federal and state securities laws. The Newby trial is scheduled to commence in October 2006.

Additional actions include: a purported, consolidated class action lawsuit by JPMorgan Chase stockholders alleging that the Firm issued false and misleading press releases and other public documents relating to Enron in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder; putative class actions on behalf of JPMorgan Chase employees who participated in the Firm’s employee stock ownership plans alleging claims under the Employee Retirement Income Security Act (“ERISA”) for alleged breaches of fiduciary duties and negligence by JPMorgan Chase, its directors and named officers; shareholder derivative actions alleging breaches of fiduciary duties and alleged failures to exercise due care and diligence by the Firm’s directors and named officers in the management of JPMorgan Chase; individual and putative class actions in various courts by Enron investors, creditors and holders of participating interests related to syndicated credit facilities; third-party actions brought by defendants in Enron-related cases, alleging federal and state law claims against JPMorgan Chase and many other defendants; investigations by governmental agencies with which the Firm is cooperating; and several bankruptcy actions, including an adversary proceeding brought by Enron in bankruptcy court seeking damages for alleged aiding and abetting of breaches of fiduciary duty by Enron insiders, return of alleged fraudulent conveyances and preferences, and equitable subordination of JPMorgan Chase’s claims in the Enron bankruptcy.

WorldCom litigation. J.P. Morgan Securities Inc. (“JPMSI”) and JPMorgan Chase were named as defendants in more than 50 actions that were filed in U.S. District Courts, in state courts in more than 20 states, and in one arbitral panel beginning in July 2002, arising out of alleged accounting irregularities in the books and records of WorldCom Inc. Plaintiffs in these actions are individual and institutional investors, including state pension funds, who purchased debt securities issued by WorldCom pursuant to public offerings in 1997, 1998, 2000 and 2001. JPMSI acted as an underwriter of the 1998, 2000 and 2001 offerings. In addition to JPMSI, JPMorgan Chase and, in two actions, J.P. Morgan Securities Ltd. (“JPMSL”), in its capacity as one of the underwriters of the international tranche of the 2001 offering, the defendants in various of the actions include other underwriters, certain executives and directors of WorldCom, and WorldCom’s auditors. In the actions, plaintiffs allege that defendants knew, or were reckless or negligent in not knowing, that the securities were sold to plaintiffs on the basis of misrepresentations and omissions of material facts concerning the financial condition and business of WorldCom. The complaints against JPMorgan Chase, JPMSI and JPMSL assert claims under federal and state securities laws, under other state statutes and under common-law theories of fraud and negligent misrepresentation. In the class action pending in the U.S. District Court for the Southern District of New York, which involves claims on approximately $15 billion of Worldcom bonds, the court denied summary judgment with respect to the alleged financial misrepresentation and certain alleged omissions claims, and trial is presently scheduled to commence in late March 2005.

Commercial Financial Services litigation. JPMSI (formerly known as Chase Securities Inc.) has been named as a defendant in several actions that were filed in or transferred to the U.S. District Court for the Northern District of Oklahoma in 1999, arising from the failure of Commercial Financial Services, Inc. (“CFS”). Plaintiffs in these actions are institutional investors who purchased approximately $1.3 billion (original face amount) of asset-backed securities issued by CFS. The securities were backed by charged-off credit card receivables. In addition to JPMSI, the defendants in various of the actions are the founders and key executives of CFS, as well as its auditors and outside counsel. JPMSI is alleged to have been the investment banker to CFS and to have acted as an initial purchaser and placement agent in connection with the issuance of certain of the securities. Plaintiffs allege that defendants knew, or were reckless or negligent in not knowing, that the securities were sold to plaintiffs on the basis of misleading misrepresentations and omissions of material facts. The complaints against JPMSI assert claims under the Securities Exchange Act of 1934, under the Oklahoma Securities Act and under common-law theories of fraud and negligent misrepresentation. Plaintiffs seek damages in the amount of approximately $1.8 billion, plus punitive damages and additional interest that continues to accrue, and attorney’s fees. CFS has commenced an action against JPMSI in Oklahoma state court and has asserted claims against JPMSI for professional negligence and breach of fiduciary duty. CFS alleges that JPMSI failed to detect and prevent its insolvency. CFS seeks damages of approximately $1.3 billion. CFS also has commenced, in its bankruptcy case, an adversary proceeding against JPMSI and its credit card affiliate, Chase Manhattan Bank USA, N.A., alleging that certain payments, aggregating $78.4 million, made in connection with CFS’s purchase or securitization of charged-off credit card receivables were constructive fraudulent conveyances, and it seeks to recover such payments and interest. A trial date on the adversary proceeding has been set for May 2005. The federal securities actions have been set for trial in July 2005.

IPO allocation litigation. Beginning in May 2001, JPMorgan Chase and certain of its securities subsidiaries were named, along with numerous other firms in the securities industry, as defendants in a large number of putative class action lawsuits filed in the U.S. District Court for the Southern District of New York. These suits purport to challenge alleged improprieties in the allocation of stock in various public offerings, including some offerings for which a JPMorgan Chase entity served as an underwriter. The suits allege violations of securities and antitrust laws arising from alleged material misstatements and omissions in registration statements and prospectuses for the initial public offerings (“IPOs”) and alleged market manipulation with respect to aftermarket transactions in the offered securities. The securities claims allege, among other things, misrepresentation and market manipulation of the aftermarket trading for these offerings by tying allocations of shares in IPOs to undisclosed excessive commissions paid to JPMorgan Chase and to required aftermarket purchase transactions by customers who received allocations of shares in the respective IPOs, as well as allegations of misleading analyst reports. The antitrust claims allege an illegal conspiracy to require customers, in exchange for IPO allocations, to pay undisclosed and excessive

Part I

commissions and to make aftermarket purchases of the IPO securities at a price higher than the offering price as a precondition to receiving allocations. The securities cases were all assigned to one judge for coordinated pre-trial proceedings, and the antitrust cases were all assigned to another judge. On February 13, 2003, the Court denied the motions of JPMorgan Chase and others to dismiss the securities complaints. On October 13, 2004, the Court granted in part plaintiffs’ motion to certify classes in six “focus” cases in the securities litigation, and the underwriter defendants have petitioned to appeal that decision. On February 15, 2005, the Court preliminarily approved a proposed settlement of plaintiffs’ claims against the issuer defendants in these cases. With respect to the antitrust claims, on November 3, 2003, the Court granted defendants’ motion to dismiss the claims relating to the IPO allocation practices, and that decision is on appeal. A separate antitrust claim alleging that JPMSI and the other underwriters conspired to fix their underwriting fees is in discovery.

Research analyst conflicts. JPMSI has been named as a co-defendant with nine other broker-dealers in a putative class action filed in federal court in Colorado, seeking an unspecified amount of money damages for alleged violations of federal securities laws related to analyst independence issues; and an action filed in West Virginia state court by West Virginia’s Attorney General, seeking recovery from the defendants in the aggregate of $5,000 for each of what are alleged to be hundreds of thousands of violations of the state’s consumer protection statute. On August 8, 2003, the plaintiffs in the Colorado action dismissed the complaint without prejudice. In West Virginia, the court denied defendants’ motion to dismiss, and defendants are pursuing an interlocutory appeal to the State Supreme court.

JPMSI was served by the SEC, NASD and NYSE on or about May 30, 2003, with subpoenas or document requests seeking information regarding certain present and former officers and employees in connection with an investigation focusing on whether particular individuals properly performed supervisory functions regarding domestic equity research. The regulators also raised issues regarding JPMSI’s document retention procedures and policies and pursued a books-and-records charge against it concerning e-mail that its heritage entities could not retrieve for the period prior to July 2001. JPMSI has negotiated an agreement that has been accepted by all of the regulators to settle this matter for a payment of a $2.1 million penalty without admitting or denying any allegations.

National Century Financial Enterprises litigation. JPMorgan Chase, JPMorgan Chase Bank, JPMorgan Partners, Beacon Group, LLC and three current or former Firm employees have been named as defendants in more than a dozen actions filed in or transferred to the United States District Court for the Southern District of Ohio (the “MDL Litigation”). In the majority of these actions, Bank One, Bank One, N.A., and Banc One Capital Markets, Inc. are also named as defendants. JPMorgan Chase Bank and Bank One, N.A. are also defendants in an action brought by The Unencumbered Assets Trust (“UAT”), a trust created for the benefit of the creditors of National Century Financial Enterprises, Inc. (“NCFE”) as a result of NCFE’s Plan of Liquidation in bankruptcy. These actions arose out of the November 2002 bankruptcy of NCFE. Prior to bankruptcy, NCFE provided financing to various healthcare providers through wholly-owned special-purpose vehicles, including NPF VI and NPF XII, which purchased discounted accounts receivable to be paid under third-party insurance programs. NPF VI and NPF XII financed the purchases of such receivables primarily through private placements of notes (“Notes”) to institutional investors and pledged the receivables for, among other things, the repayment of the Notes. In the MDL Litigation, JPMorgan Chase Bank is sued in its role as indenture trustee for NPF VI, which issued approximately $1 billion in Notes. Bank One, N.A. is sued in its role as indenture trustee for NPF XII, which issued approximately $2 billion in Notes. The three current or former Firm employees are sued in their roles as former members of NCFE’s board of directors (the “Defendant Employees”). JPMorgan Chase, JPMorgan Partners and Beacon Group, LLC, are claimed to be vicariously liable for the alleged actions of the Defendant Employees. Banc One Capital Markets, Inc. is sued in its role as co-manager for three note offerings made by NPF XII. Other defendants include the founders and key executives of NCFE, its auditors and outside counsel, and rating agencies and placement agents that were involved with the issuance of the Notes. Plaintiffs in these actions include institutional investors who purchased more than $2.7 billion in original face amount of asset-backed securities issued by NCFE. Plaintiffs allege that the trustees violated fiduciary and contractual duties, improperly permitted NCFE and its affiliates to violate the applicable indentures and violated securities laws by (among other things) failing to disclose the true nature of the NCFE arrangements. Plaintiffs further allege that the Defendant Employees controlled the Board and audit committees of the NCFE entities; were fully aware or negligent in not knowing of NCFE’s alleged manipulation of its books; and are liable for failing to disclose their purported knowledge of the alleged fraud to the plaintiffs. Plaintiffs also allege that Banc One Capital Markets, Inc. is liable for cooperating in the sale of securities based on false and misleading statements. Motions to dismiss on behalf of the JPMorgan Chase entities, the Bank One entities and the Defendant Employees are currently pending. In the UAT action, JPMorgan Chase Bank and Bank One are sued in their roles as indenture trustees. Claims are asserted under the Federal Racketeer Influenced and Corrupt Organizations Act (“RICO”), the Ohio Corrupt Practices Act and various common-law claims. Responsive pleadings in the UAT action have not been filed.

Mutual fund Litigation: On June 29, 2004, Banc One Investment Advisors (“BOIA”) entered into a settlement with the New York Attorney General and the SEC related to alleged market timing in the One Group mutual funds. Under the settlement, BOIA paid $10 million in restitution and fee disgorgement plus a civil penalty of $40 million. BOIA also agreed to reduce fees over a five-year period in the amount of $8 million per year, consented to a cease-and-desist order and a censure, and agreed to undertake certain compliance and mutual fund governance reforms. Additionally, JPMorgan Chase, Bank One, and certain subsidiaries and officers have been named, along with numerous other entities related to the mutual fund industry, as defendants in private-party litigation arising out of alleged late trading and market timing in mutual funds. The actions have been filed in or transferred to U.S. District Court in Baltimore, Maryland. Certain plaintiffs allege that BOIA and related entities and officers allowed favored investors to market time and late trade in the One Group mutual funds. These complaints include a purported class action on behalf of One Group shareholders alleging claims under federal securities laws and common law; a purported derivative suit on behalf of the One Group funds under the Investment Company Act, the Investment Advisers Act and common law; and a purported class action on behalf of participants and beneficiaries of the Bank One Corporation 401(k) plan, alleging claims under the Employee Retirement Income Security Act. On September 29, 2004, certain other plaintiffs in the federal action in Baltimore, Maryland filed amended complaints which included JPMorgan Chase and JPMSI as defendants. The amended complaints allege that JPMorgan Chase and JPMSI, with several co-defendants including Bank of America,

Bank of America Securities, Canadian Imperial Commerce Bank, Bear Stearns and CFSB, provided financing to Canary Capital which was used to engage in the market timing and late trading. JPMorgan Chase and JPMSI are alleged to have financed knowingly the market timing and late trading by Canary Capital and Edward Stern, and knowingly to have created short-position equity baskets to allow Canary Capital to profit from trading in a falling market. On February 25, 2005, BOIA, JPMorgan Chase, JPMSI and other defendants filed motions to dismiss these actions.

Certain JPMorgan Chase subsidiaries have also received various subpoenas and information requests relating to market timing and late trading in mutual funds from various governmental and other agencies, including the SEC, the NASD, the U.S. Department of Labor, the Attorneys General of New York, West Virginia and Vermont, and regulators in the United Kingdom, Luxembourg, the Republic of Ireland, Chile and Hong Kong. The Firm is fully cooperating with these investigations.

On January 12, 2005, Bank One Securities Corporation (“BOSC”) entered into a settlement with the NASD pursuant to which BOSC was censured and agreed to pay a $400,000 fine for its alleged failure to implement adequate supervisory systems and written procedures designed to detect and prevent late trading of mutual funds, and for inaccurately recording the entry time for customer orders.

Bank One Securities Litigation. Bank One and several former officers and directors are defendants in three class actions and one individual action arising out of the mergers between Banc One Corporation (“Banc One”) and First Commerce Corporation (“First Commerce”), and Banc One Corporation and First Chicago NBD Corporation (“FCNBD”). These actions were filed in 2000 and are pending in the United States District Court for the Northern District of Illinois in Chicago under the general caption, In re Bank One Securities Litigation. The cases were filed after Bank One’s earnings announcements in August and November 1999 that lowered Bank One’s earnings expectations for the third and fourth quarters of 1999. Following the announcements, Bank One’s stock price had dropped by 37.7% as of November 10, 1999.

Two of these class actions were brought by representatives of FCNBD shareholders and Banc One shareholders, respectively, alleging certain misrepresentations and omissions of material fact made in connection with the merger between FCNBD and Banc One, which was completed in October 1998. There is also an individual lawsuit proceeding in connection with that same merger. A third class action was filed by another individual plaintiff representing shareholders of First Commerce, alleging certain misrepresentations and omissions of material fact made in connection with the merger between Banc One and First Commerce, which was completed in June 1998. All of these plaintiff groups claim that as a result of various misstatements or omissions regarding payment processing issues at First USA Bank, N.A., a wholly-owned subsidiary of Banc One, and as a result of the use of various accounting practices, the price of Banc One common stock was artificially inflated, causing their shareholders to acquire shares of the Bank One’s common stock in the merger at an exchange rate that was artificially deflated. The complaints against Bank One and the individual defendants assert claims under federal securities laws. Fact discovery, with limited exceptions, closed in December 2003. The parties are in the middle of expert discovery, which is scheduled to close in the spring of 2005.

In addition to the various cases, proceedings and investigations discussed above, JPMorgan Chase and its subsidiaries are named as defendants in a number of other legal actions and governmental proceedings arising in connection with their respective businesses. Additional actions, investigations or proceedings may be brought from time to time in the future. In view of the inherent difficulty of predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages, or where the cases present novel legal theories, involve a large number of parties or are in early stages of discovery, the Firm cannot state with confidence what the eventual outcome of these pending matters will be, what the timing of the ultimate resolution of these matters will be or what the eventual loss, fines or penalties related to each pending matter may be. JPMorgan Chase believes, based upon its current knowledge, after consultation with counsel and after taking into account its litigation reserves, that the outcome of the legal actions, proceedings and investigations currently pending against it should not have a material adverse effect on the consolidated financial condition of the Firm. However, in light of the uncertainties involved in such proceedings, actions and investigations, there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserves currently accrued by the Firm; as a result, the outcome of a particular matter may be material to JPMorgan Chase’s operating results for a particular period, depending upon, among other factors, the size of the loss or liability imposed and the level of JPMorgan Chase’s income for that period.

Item 4: Submission of matters to a vote of security holders

None.

Executive officers of the registrant

Name	Age	Positions and offices held with JPMorgan Chase
	(at December 31, 2004)

William B. Harrison, Jr.	61	Chairman and Chief Executive Officer since November 2001, prior to which he was President and Chief Executive Officer from December 2000. He was Chairman and Chief Executive Officer from January through December 2000 and President and Chief Executive Officer from June through December 1999.

Part I

James Dimon	48	President and Chief Operating Officer. Prior to the Merger, he had been Chairman and Chief Executive Officer of Bank One Corporation since March 2000. Before joining Bank One Corporation, he had been a private investor from November 1998 until March 2000; President of Citigroup Inc. and Chairman and Co-Chief Executive Officer of Citigroup Inc. subsidiary Salomon Smith Barney Holdings, Inc. from October to November 1998; President and Chief Operating Officer of Travelers Group from November 1993 until October 1998.

Austin A. Adams	61	Chief Information Officer. Prior to the Merger, he had been Chief Information Officer of Bank One Corporation since March 2001. Before joining Bank One Corporation, he had been Chief Information Officer at First Union Corporation (now known as Wachovia Corp.) from 1985 until February 2001.

Steven B. Black	52	Co-Chief Executive Officer of the Investment Bank since March 2004, prior to which he had been Deputy Head of the Investment Bank since January 2001 and Head of Institutional Equities business since 2000. Prior to joining JPMorgan Chase in 2000, he had been Vice Chairman, Global Equities, Tax Exempt Securities and Securities Lending of Citigroup Inc. subsidiary, Salomon Smith Barney Inc.

William I. Campbell	60	Chairman of Card Services. Prior to the Merger, he had been Head of Card Services with Bank One Corporation since July 2003. He had been Senior Partner with Sanoch Management, LLC from January 2000 until July 2003, prior to which he had been Co-Chief Executive Officer of Global Consumer Business of Citigroup Inc. from January 1996 until December 1999.

Michael J. Cavanagh	38	Chief Financial Officer since September 2004, prior to which he had been Head of Middle Market Banking. Prior to the Merger, he had been Chief Administrative Officer of Commercial Banking from February 2003, Chief Operating Officer for Middle Market Banking from August 2003, Treasurer from 2001 until 2003, and Head of Strategy and Planning from May 2000 until 2001 at Bank One Corporation. Prior to joining Bank One Corporation, he held executive positions at Citigroup Inc. and its predecessor entities.

David A. Coulter	57	Chairman of West Coast Region since January 2005 and Head of Private Equity since March 2004. He had been Chairman of the Investment Bank and Head of Asset & Wealth Management from June 2002 until December 2004, prior to which he had been Head of Chase Financial Services from 2000 until 2002. Prior to joining JPMorgan Chase in 2000, he led the West Coast operations of The Beacon Group, prior to which he was Chairman and Chief Executive Officer of BankAmerica Corporation and Bank of America NT & SA.

John J. Farrell	52	Director Human Resources and Head of Security since September 2001.

Joan Guggenheimer	52	Co-General Counsel. Prior to the Merger, she had been Chief Legal Officer and Corporate Secretary at Bank One Corporation since May 2003. She had served in various positions with Citigroup Inc. and its predecessor entities from 1985 until 2003, and prior to joining Bank One Corporation was General Counsel of the Global Corporate and Investment Bank and also served as Co-General Counsel of Citigroup Inc.

Frederick W. Hill	54	Director of Corporate Marketing and Communications.

Samuel Todd Maclin	48	Head of Commercial Banking since July 2004, prior to which he had been Chairman and CEO of the Texas Region and Head of Middle Market Banking.

Jay Mandelbaum	42	Head of Strategy and Business Development. Prior to the Merger, he had been Head of Strategy and Business Development since September 2002 at Bank One Corporation. He had been Vice Chairman and Chief Executive Officer of the Private Client Group of Citigroup Inc. subsidiary Salomon Smith Barney, Inc. from September 2000 until August 2002 and Senior Executive Vice President of Private Client Sales and Marketing at Salomon Smith Barney, Inc. from August 1997 until August 2000.

William H. McDavid	58	Co-General Counsel. Prior to the Merger, he had been General Counsel.

Heidi Miller	51	Chief Executive Officer of Treasury & Securities Services. Prior to the Merger, she had been Chief Financial Officer at Bank One Corporation since March 2002. Prior to joining Bank One Corporation, she had been Vice Chairman of Marsh, Inc. from January 2001 until

		March 2002; Senior Executive Vice President, Chief Financial Officer and Head of Strategic Planning at Priceline.com from March until November 2000; Chief Financial Officer at Citigroup Inc. from 1998 until March 2000.

Charles W. Scharf	39	Head of Retail Financial Services. Prior to the Merger, he had been Head of Retail Banking from May 2002 prior to which he was Chief Financial Officer from June 2000 at Bank One Corporation. Prior to joining Bank One Corporation, he had been Chief Financial Officer at Citigroup Global Corporate and Investment Bank from 1998 until 2000.

Richard J. Srednicki	57	Chief Executive Officer of Card Services from July 2004 prior to which he was Executive Vice President of Chase Cardmember Services from 1999 until 2004.

James E. Staley	48	Global Head of Asset & Wealth Management since 2001. He had been Head of the Private Bank at J.P. Morgan & Co. Incorporated.

Don M. Wilson III	56	Chief Risk Officer. He had been Co-Head of Credit & Rates Markets from 2001 until July 2003, prior to which he headed the Global Trading Division.

William T. Winters	43	Co-Chief Executive Officer of the Investment Bank since March 2004, prior to which he had been Deputy Head of the Investment Bank and Head of Credit & Rate Markets. He had been Head of Global Markets at J.P. Morgan & Co. Incorporated.

Unless otherwise noted, during the five fiscal years ended December 31, 2004, all of JPMorgan Chase’s above-named executive officers have continuously held senior-level positions with JPMorgan Chase or its predecessor institutions, Bank One Corporation, J.P. Morgan & Co. Incorporated and The Chase Manhattan Corporation. There are no family relationships among the foregoing executive officers.

Part II

Item 5: Market for registrant’s common
equity, related stockholder matters and
issuer purchases of equity securities

The outstanding shares of JPMorgan Chase’s common stock are listed and traded on the New York Stock Exchange, the London Stock Exchange Limited and the Tokyo Stock Exchange. For the quarterly high and low prices of JPMorgan Chase’s common stock on the New York Stock Exchange for the last two years, see the section entitled “Supplementary information — selected quarterly financial data (unaudited)” on page 129. JPMorgan Chase declared quarterly cash dividends on its common stock in the amount of $0.34 per share for each quarter of 2004 and 2003. The common dividend payout ratio based on reported net income was 88% for 2004, 43% for 2003 and 171% for 2002. At January 31, 2005, there were 233,239 holders of record of JPMorgan Chase’s common stock. For information regarding securities authorized for issuance under the Firm’s employee stock-based compensation plans, see Item 12 on page 12.

On July 20, 2004, the Board of Directors approved an initial stock repurchase program in the aggregate amount of $6.0 billion. This amount includes shares to be repurchased to offset issuances under the Firm’s employee equity-based plans. The actual amount of shares repurchased will be subject to various factors, including market conditions; legal considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account purchase accounting adjustments); internal capital generation; and alternative potential investment opportunities. The stock repurchase program has no set expiration or termination date.

The Firm’s repurchases of equity securities were as follows:

	Total open	Average	Dollar value of
For the year ended	market shares	price paid	remaining authorized
December 31, 2004	repurchased	per share(a)	repurchase program

Third quarter	3,497,700	$39.42	$5,862

October	4,187,000	37.60	5,704
November	5,827,700	38.12	5,482
December	5,766,800	38.19	5,262

Fourth quarter	15,781,500	38.01	5,262

Total for 2004	19,279,200	$38.27	$5,262

(a)	Excludes commission costs.

In addition to the repurchases disclosed above, participants in the Long-term Incentive Plan and Stock Option Plan may have shares withheld to cover income taxes. Shares withheld to pay income taxes are repurchased pursuant to the terms of the applicable Plan and not under the Firm’s publicly announced share repurchase program. Shares repurchased were as follows for the year ended December 31, 2004: first quarter— 3,625,236 shares at an average price per share of $39.47; second quarter—669,247 shares at an average price per share of $36.23; third quarter—995,686 shares at an average price per share of $38.17; October—107,795 shares at an average price per share of $39.48; November—216,254 shares at an average price per share of $38.79; December—95,026 shares at an average price per share of $37.96; fourth quarter—419,075 shares at an average price per share of $38.78; 2004 Total—5,709,244 shares at an average price per share of $38.82.

Parts II & III

Item 6: Selected financial data

For five-year selected financial data, see “Five-year summary of consolidated financial highlights (unaudited)” on page 130.

Item 7: Management’s discussion and
analysis of financial condition and
results of operations

Management’s discussion and analysis of the financial condition and results of operations, entitled “Management’s discussion and analysis,” appears on pages 18 through 81. Such information should be read in conjunction with the Consolidated financial statements and Notes thereto, which appear on pages 84 through 128.

Item 7A: Quantitative and qualitative
disclosures about market risk

For information related to market risk, see the “Market risk management” section on pages 70 through 74 and Note 26 on pages 118-119.

Item 8: Financial statements
and supplementary data

The Consolidated financial statements, together with the Notes thereto and the report of PricewaterhouseCoopers LLP dated February 22, 2005 thereon, appear on pages 83 through 128.

Supplementary financial data for each full quarter within the two years ended December 31, 2004 are included on page 129 in the table entitled “Supplementary information — selected quarterly financial data (unaudited).” Also included is a “Glossary of terms” on page 131.

Item 9: Changes in and disagreements
with accountants on accounting and
financial disclosure

None.

Item 9A: Controls and procedures

Within the 75-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Firm’s management, including its Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). See Exhibits 31.1,

31.2 and 31.3 for the Certification statements issued by the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

The work undertaken by the Firm to comply with Section 404 of the Sarbanes-Oxley Act of 2002 involved the identification, documentation, assessment and testing of the Firm’s internal control over financial reporting in order to evaluate the effectiveness of such controls. The evaluation included key controls of Bank One Corporation from the date of its acquisition on July 1, 2004.

The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, in a firm as large and complex as JPMorgan Chase, lapses or deficiencies in internal controls are likely to occur from time to time and there can be no assurance that any such deficiencies will not result in significant deficiencies — or, even, material weaknesses — in internal controls in the future. See page 82 for Management’s report on internal control over financial reporting, and page 83 for the Report of the Firm’s independent registered public accounting firm with respect to management’s assessment of internal control. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.

Item 9B: Other information

None.

Part III

Item 10: Directors and
executive officers of the Registrant

See Item 13 on page 13.

Item 11: Executive compensation

See Item 13 on page 13.

Item 12: Security ownership of certain
beneficial owners and management

For security ownership of certain beneficial owners and management, see Item 13 on page 13.

Parts III & IV

The following table details the total number of shares available for issuance under JPMorgan Chase employee stock-based incentive plans (including shares available for issuance to nonemployee directors). The Firm is not authorized to grant stock-based incentive awards to nonemployees other than to nonemployee directors.

	Number of shares to be	Weighted-average	Number of shares remaining
December 31, 2004	issued upon exercise of	exercise price of	available for future issuance under
(Shares in thousands)	outstanding options	outstanding options	equity compensation plans

Employee stock-based incentive plans approved by shareholders	314,814	$35.76	188,580	(a)(b)
Employee stock-based incentive plans not approved by shareholders	172,448	40.12	54,000	(c)

Total	487,262	$37.30	242,580

(a)
Includes 35 million shares of restricted stock/restricted stock units available for grant in lieu of cash under our shareholder approved plan. The shareholder approved 1996 Long-Term Incentive Plan, as amended in May 2000, expires in May 2005.

(b)
In January 2005, approximately 35.5 million restricted stock units and 2.0 million stock appreciation rights (“SARs”) (settled only in shares) and stock options were granted under the Firm’s shareholder approved plan as part of employee annual incentive compensation. Other than these grants, the Firm does not anticipate making any significant grants to employees under the 1996 Long-Term Incentive Plan before this plan expires in May 2005. A new equity plan will be presented for approval by shareholders at the annual meeting in May 2005. For the new equity plan, management will not be requesting the remaining shares available for future issuance under the shareholder approved 1996 Long-Term Incentive Plan — anticipated to be about 150 million shares — be made available under the new equity plan.

(c)
Management has determined that there will be no grants in 2005 under either the Stock Option Plan (under which options and SARs were last awarded in 2002) and the Value Sharing Plan (6.3 million options and SARs were granted in 2004). Both of these non-shareholder approved plans will expire in May 2005. Management will not be requesting that the 54 million shares available for future issuance be carried over to the new equity plan.

Item 13: Certain relationships and
related transactions

Information related to JPMorgan Chase’s Executive Officers is included on pages 9-11. Pursuant to Instruction G (3) to Form 10-K, the remainder of the information to be provided in Items 10, 11, 12, 13 and 14 of Form 10-K (other than information pursuant to Rule 402 (i), (k) and (l) of Regulation S-K) is incorporated by reference to JPMorgan Chase’s definitive proxy statement for the 2005 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of JPMorgan Chase’s 2004 fiscal year.

Item 14: Principal accounting fees and
services

See Item 13 above.

Part IV

Item 15: Exhibits, financial statement
schedules

Exhibits, financial statements and financial statement schedules

1.	Financial statements
The Consolidated financial statements, the Notes thereto and the report thereon listed in Item 8 are set forth commencing on page 83.

2.	Financial statement schedules

Financial statement schedules are omitted since the required information is either not applicable, not deemed material, or is shown in the respective Consolidated financial statements or in the Notes thereto.

3.	Exhibits

3.1	Restated Certificate of Incorporation of JPMorgan Chase & Co.

3.2	By-laws of JPMorgan Chase & Co. as amended by the Board of Directors on March 16, 2004, effective July 20, 2004.

4.1
Deposit Agreement, dated as of February 8, 1996, between J.P. Morgan & Co. Incorporated (succeeded through merger by JPMorgan Chase & Co.) and Morgan Guaranty Trust Company of New York (succeeded through merger by JPMorgan Chase Bank), as Depository (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form 8-A of The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.) File No. 1-5805), filed December 20, 2000.

4.2
Indenture, dated as of December 1, 1989, between Chemical Banking Corporation (now known as JPMorgan Chase & Co.) and The Chase Manhattan Bank (National Association), as succeeded to by Bankers Trust Company (now known as Deutsche Bank Trust Company Americas), as Trustee.

4.3(a)
Indenture, dated as of April 1, 1987, as amended and restated as of December 15, 1992, between Chemical Banking Corporation (now known as JPMorgan Chase & Co.) and Morgan Guaranty Trust Company of New York (now known as JPMorgan Chase Bank), as succeeded to by U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.3(a) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.3(b)
Second Supplemental Indenture, dated as of October 8, 1996, between The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of April 1, 1987, as amended and restated as of December 15, 1992 (incorporated by reference to Exhibit 4.3(b) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

Part IV

4.3(c)
Third Supplemental Indenture, dated as of December 29, 2000, between The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of April 1, 1987, as amended and restated as of December 15, 1992 (incorporated by reference to Exhibit 4.3(c) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.4(a)
Amended and Restated Indenture, dated as of September 1, 1993, between The Chase Manhattan Corporation (as assumed by JPMorgan Chase & Co.) and Chemical Bank (succeeded through the merger by JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.4(a) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.4(b)
First Supplemental Indenture, dated as of March 29, 1996, among Chemical Banking Corporation (now known as JPMorgan Chase & Co.), The Chase Manhattan Corporation, Chemical Bank, as resigning Trustee, and U.S. Bank Trust National Association, as successor Trustee, to the Amended and Restated Indenture, dated as of September 1, 1993 (incorporated by reference to Exhibit 4.4(b) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.4(c)
Second Supplemental Indenture, dated as of October 8, 1996, between The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Amended and Restated Indenture, dated as of September 1, 1993 (incorporated by reference to Exhibit 4.4(c) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.4(d)
Third Supplemental Indenture, dated as of December 29, 2000, between The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Amended and Restated Indenture, dated as of September 1, 1993 (incorporated by reference to Exhibit 4.4(d) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.5(a)
Indenture dated as of August 15, 1982, between J.P. Morgan & Co. Incorporated (succeeded through merger by JPMorgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.5(a) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.5(b)
First Supplemental Indenture, dated as of May 5, 1986, between J.P. Morgan & Co. Incorporated (succeeded through merger by JPMorgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of August 15, 1982 (incorporated by reference to Exhibit 4.5(b) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.5(c)
Second Supplemental Indenture, dated as of February 27, 1996, between J.P. Morgan & Co. Incorporated (succeeded through merger by JPMorgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of August 15, 1982 (incorporated by reference to Exhibit 4.5(c) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.5(d)
Third Supplemental Indenture, dated as of January 30, 1997, between J.P. Morgan & Co. Incorporated (succeeded through merger by JPMorgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of August 15, 1982 (incorporated by reference to Exhibit 4.5(d) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.5(e)
Fourth Supplemental Indenture, dated as of December 29, 2000, among J.P. Morgan & Co. Incorporated, The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.), and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of August 15, 1982 (incorporated by reference to Exhibit 4.5(e) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.6(a)
Indenture dated as of March 1, 1993, between J.P. Morgan & Co. Incorporated (succeeded through merger by JPMorgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.7(a) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.6(b)
First Supplemental Indenture, dated as of December 29, 2000, among J.P. Morgan & Co. Incorporated, The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.), and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of March 1, 1993 (incorporated by reference to Exhibit 4.7(b) to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

4.7
Indenture dated May 25, 2001, between J.P. Morgan Chase & Co. (now known as JPMorgan Chase & Co.) and Deutsche Bank Trust Company Americas (previously known as Bankers Trust Company), as Trustee (incorporated by reference to Exhibit 4(a)(1) to the Registration Statement on Form S-3 (File No. 333-52826) of J.P. Morgan Chase & Co., File No. 1-5805).

4.8(a)	Junior Subordinated Indenture, dated as of December 1, 1996, between The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.) and The Bank of New York, as Debenture Trustee.

4.8(b)	Guarantee Agreement, dated as of January 24, 1997, between The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.) and The Bank of New York, as Trustee.

4.8(c)
Amended and Restated Trust Agreement, dated as of January 24, 1997, among The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.), The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein.

4.9(a)
Indenture relating to senior debt securities, dated March 3, 1997, between Banc One Corporation (a predecessor to Bank One Corporation) (succeeded through merger by JPMorgan Chase & Co.) and The Chase Manhattan Bank, as Trustee.

4.9(b)
First Supplemental Indenture relating to senior debt securities, dated as of October 2, 1998, between Banc One Corporation (a predecessor to Bank One Corporation) (succeeded through merger by JPMorgan Chase & Co.) and The Chase Manhattan Bank, as Trustee.

4.9(c)
Form of Second Supplemental Indenture relating to senior debt securities, dated as of July 1, 2004, among J.P. Morgan Chase & Co. (now known as JPMorgan Chase & Co.), Bank One Corporation, JPMorgan Chase Bank, as resigning Trustee, and Deutsche Bank Trust Company Americas, as successor Trustee, to the Indenture, dated as of March 3, 1997 (incorporated by reference to Exhibit 4.22 to the Registration Statement on Form S-3 dated July 1, 2004. (File No. 333-116822) of JPMorgan Chase & Co.)

4.10(a)
Indenture relating to subordinated debt securities, dated March 3, 1997, between Banc One Corporation (a predecessor to Bank One Corporation) (succeeded through merger by JPMorgan Chase & Co.) and The Chase Manhattan Bank, as Trustee.

4.10(b)
First Supplemental Indenture relating to subordinated debt securities dated October 2, 1998, between Banc One Corporation (a predecessor to Bank One Corporation) (succeeded through merger by JPMorgan Chase & Co.) and The Chase Manhattan Bank, as Trustee.

4.10(c)
Second Supplemental Indenture relating to subordinated debt securities, dated July 1, 2004, among J.P. Morgan Chase & Co. (now known as JPMorgan Chase & Co.), Bank One Corporation, JPMorgan Chase Bank, as resigning Trustee, and U.S. Bank Trust National Association, as successor Trustee, to the Indenture dated as of March 3, 1997 (incorporated by reference to Exhibit 4.25 to the Registration Statement on Form S-3 dated July 1, 2004. (File No. 333-116822) of JPMorgan Chase & Co.)

4.11(a)	Form of Indenture, dated July 1, 1995, between Banc One Corporation (a predecessor to Bank One Corporation) (succeeded through merger by JPMorgan Chase & Co.) and Citibank N.A, as Trustee.

4.11(b)
Form of Supplemental Indenture, dated July 1, 2004, among J.P. Morgan Chase & Co. (now known as JPMorgan Chase & Co.), Bank One Corporation, and Citibank N.A. as resigning Trustee, and U.S. Bank Trust National Association, as successor Trustee, to the Indenture, dated as of July 1, 1995 (incorporated by reference to Exhibit 4.27 to the Registration Statement on Form S-3 dated July 1, 2004. (File No. 333-116822) of JPMorgan Chase & Co.)

4.12(a)
Form of Indenture, dated December 1, 1995, between First Chicago NBC Corporation (a predecessor to Bank One Corporation) (succeeded through merger by JPMorgan Chase & Co.) and The Chase Manhattan Bank (National Association), as Trustee.

4.12(b)
Form of Supplemental Indenture, dated as of July 1, 2004, among J.P. Morgan Chase & Co. (now known as JPMorgan Chase & Co.), Bank One Corporation, JPMorgan Chase Bank (as successor to The Chase Manhattan Bank (National Association), as resigning Trustee, and U.S. Bank Trust National Association, as successor Trustee, to the Indenture, dated as of December 1, 1995 (incorporated by reference to Exhibit 4.29 to the Registration Statement on Form S-3 dated July 1, 2004. (File No. 333-116822) of JPMorgan Chase & Co.)

10.1
Deferred Compensation Plan for Non-Employee Directors of The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.) and The Chase Manhattan Bank (now known as JPMorgan Chase Bank, N.A.), as amended and restated effective December, 1996.

10.2	Post-Retirement Compensation Plan for Non-Employee Directors, as amended and restated as of May 21, 1996.

10.3	Deferred Compensation Program of JPMorgan Chase & Co. and Participating Companies, effective as of January 1, 1996.

10.4
Amended and Restated 1996 Long-Term Incentive Plan of The Chase Manhattan Corporation (incorporated by reference to Schedule 14A, filed on April 5, 2000, of The Chase Manhattan Corporation, File No. 1-5805).

10.5(a)	The Chase Manhattan 1994 Long-Term Incentive Plan.

10.5(b)	Amendment to The Chase Manhattan 1994 Long-Term Incentive Plan.

10.6	Chemical Banking Corporation Long-Term Stock Incentive Plan, as amended and restated as of May 19, 1992.

10.7
Key Executive Performance Plan of JPMorgan Chase & Co., as amended and restated January 1, 1999 (incorporated by reference to Proposal 4 of the Joint Proxy Statement, dated April 19, 2004, of J.P. Morgan Chase & Co. and Bank One Corporation).

10.8
Excess Retirement Plan of The Chase Manhattan Bank and Participating Companies, restated effective January 1, 1997 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

10.9	Form of J.P. Morgan & Co. Incorporated Stock Option Award.

10.10	1992 J.P. Morgan & Co. Incorporated Stock Incentive Plan, as amended.

10.11	1984 J.P. Morgan & Co. Incorporated Stock Incentive Plan, as amended.

10.12	1995 J.P. Morgan & Co. Incorporated Stock Incentive Plan, as amended.

10.13	1998 J.P. Morgan & Co. Incorporated Performance Plan.

10.14
Executive Retirement Plan of The Chase Manhattan Corporation and Certain Subsidiaries (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

Part IV

10.15
Benefit Equalization Plan of The Chase Manhattan Corporation and Certain Subsidiaries (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of J.P. Morgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2000).

10.16	Summary of Terms of JPMorgan Chase & Co. Severance Policy.

10.17
Employment Agreement between J. P. Morgan Chase & Co. and James Dimon dated January 14, 2004 (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-4 dated as of July 1, 2004 of J.P. Morgan Chase & Co. (File No. 333-112967)).

10.18	Summary of Terms of Pension – William B. Harrison, Jr. (incorporated by reference to Form 8-K of JPMorgan Chase & Co. dated February 28, 2005).

10.19	Bank One Corporation Director Stock Plan, as amended (incorporated by reference to Exhibit 10(B) to the Form 10-K of Bank One Corporation for the year ended December 31, 2003).

10.20	Summary of Bank One Corporation Director Deferred Compensation Plan (incorporated by reference to Exhibit 10(M) to the Form 10-K of Bank One Corporation for the year ended December 31, 2000).

10.21	Bank One Corporation Stock Performance Plan (incorporated by reference to Exhibit 10(A) to the Form 10-K of Bank One Corporation for the year ended December 31, 2002).

10.22	Bank One Corporation Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10(D) to the Form 10-K of Bank One Corporation for the year ended December 31, 2000).

10.23	Bank One Corporation Supplement Savings and Investment Plan, as amended (incorporated by reference to Exhibit 10(E) to the Form 10-K of Bank One Corporation for the year ended December 31, 2003).

10.24	Bank One Corporation Supplemental Personal Pension Account Plan, as amended (incorporated by reference to Exhibit 10(F) to the Form 10-K of Bank One Corporation for the year ended December 31, 2003).

10.25	Bank One Corporation Key Executive Change of Control Plan, as amended (incorporated by reference to Exhibit 10(G) to the Form 10-K of Bank One Corporation for the year ended December 31, 2003).

10.26	Bank One Corporation Planning Group annual Incentive Plan, as amended (incorporated by reference to Exhibit 10(H) to the Form 10-K of Bank One Corporation for the year ended December 31, 2003).

10.27	Bank One Corporation Investment Option Plan (incorporated by reference to Exhibit 10(I) to the Form 10-K of Bank One Corporation for the year ended December 31, 2003).

10.28	First Chicago Corporation Stock Incentive Plan.

10.29	NBD Bancorp, Inc. Performance Incentive Plan, as amended.

10.30	Bank One Corporation Revised and Restated 1989 Stock Incentive Plan.

10.31	Bank One Corporation Revised and Restated 1995 Stock Incentive Plan.

12.1	Computation of ratio of earnings to fixed charges.

12.2	Computation of ratio of earnings to fixed charges and preferred stock dividend requirements.

21.1	List of Subsidiaries of JPMorgan Chase & Co.

22.1	Annual Report on Form 11-K of the JPMorgan Chase 401(k) Savings Plan (to be filed by amendment pursuant to Rule 15d-21 under the Securities Exchange Act of 1934).

23.1	Consent of independent registered public accounting firm.

31.1	Certification.

31.2	Certification.

31.3	Certification.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

JPMorgan Chase hereby agrees to furnish to the Securities and Exchange Commission, upon request, copies of instruments defining the rights of holders for the outstanding nonregistered long-term debt of JPMorgan Chase and its subsidiaries and certain other long-term debt issued by predecessor institutions of JPMorgan Chase and assumed by virtue of the mergers with those respective institutions. These instruments have not been filed as exhibits hereto by reason that the total amount of each issue of such securities does not exceed 10% of the total assets of JPMorgan Chase and its subsidiaries on a consolidated basis. In addition, JPMorgan Chase hereby agrees to file with the Securities and Exchange Commission, upon request, the Junior Subordinated Indentures, the Guarantees and the Amended and Restated Trust Agreements for each Delaware business trust subsidiary that has issued Capital Securities, the guarantees for which have been assumed by JPMorgan Chase & Co. by virtue of the mergers of the respective predecessor institutions that originally issued such securities. The provisions of such agreements differ from the documents constituting Exhibits 4.8(a), (b) and (c) to this report only with respect to the pricing terms of each series of capital securities; these pricing terms are disclosed in Note 17 on page 112.

Financial:

Management’s discussion and analysis:

18	Introduction

20	Executive overview

22	Consolidated results of operations

25	Explanation and reconciliation of the Firm’s use of non-GAAP financial measures

28	Business segment results

49	Balance sheet analysis

50	Capital management

52	Off-balance sheet arrangements and contractual cash obligations

54	Risk management

55	Liquidity risk management

57	Credit risk management

70	Market risk management

75	Operational risk management

76	Reputation and fiduciary risk management

76	Private equity risk management

77	Critical accounting estimates used by the Firm

80	Nonexchange-traded commodity contracts at fair value

80	Accounting and reporting developments

Audited financial statements:

82	Management’s report on internal control over financial reporting

83	Report of independent registered public accounting firm

84	Consolidated financial statements

88	Notes to consolidated financial statements

Supplementary information:

129	Selected quarterly financial data

130	Five-year summary of consolidated financial highlights

131	Glossary of terms

JPMorgan Chase & Co. / 2004 Annual Report	17

Management’s discussion and analysis

JPMorgan Chase & Co.

This section of the Annual Report provides management’s discussion and analysis (“MD&A”) of the financial condition and results of operations for JPMorgan Chase. See the Glossary of terms on page 131 for a definition of terms used throughout this Annual Report. The MD&A included in this Annual Report contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause JPMorgan Chase’s results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties are described herein and in Part I, Item 1: Business, Important factors that may affect future results, in the JPMorgan Chase Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission and available at the Commission’s website (www.sec.gov), to which reference is hereby made.

Introduction

JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States, with $1.2 trillion in assets, $106 billion in stockholders’ equity and operations in more than 50 countries. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing, investment management, private banking and private equity. JPMorgan Chase serves more than 90 million customers, including consumers nationwide and many of the world’s most prominent wholesale clients.

JPMorgan Chase’s principal bank subsidiaries are JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank”), a national banking association with branches in 17 states; and Chase Bank USA, National Association, a national bank headquartered in Delaware that is the Firm’s credit card issuing bank. JPMorgan Chase’s principal nonbank subsidiary is J.P. Morgan Securities Inc. (“JPMSI”), its U.S. investment banking firm.

The headquarters for JPMorgan Chase is in New York City. The retail banking business, which includes the consumer banking, small business banking and consumer lending activities with the exception of credit card, is headquartered in Chicago. Chicago also serves as the headquarters for the commercial banking business.

JPMorgan Chase’s activities are organized, for management reporting purposes, into six business segments, as well as Corporate. The Firm’s wholesale businesses are comprised of the Investment Bank, Commercial Banking, Treasury & Securities Services, and Asset & Wealth Management. The Firm’s consumer businesses are comprised of Retail Financial Services and Card Services. A description of the Firm’s business segments, and the products and services they provide to their respective client bases, follows:

Investment Bank

JPMorgan Chase is one of the world’s leading investment banks, as evidenced by the breadth of its client relationships and product capabilities. The Investment Bank (“IB”) has extensive relationships with corporations, financial institutions, governments and institutional investors worldwide. The Firm provides a full range of investment banking products and services, including advising on corporate strategy and structure, capital raising in equity and debt markets, sophisticated risk management, and market-making in cash securities and derivative instruments in all major capital markets. The IB also commits the Firm’s own capital to proprietary investing and trading activities.

Retail Financial Services

Retail Financial Services (“RFS”) includes Home Finance, Consumer & Small Business Banking, Auto & Education Finance and Insurance. Through this group of businesses, the Firm provides consumers and small businesses with a broad range of financial products and services including deposits, investments, loans and insurance. Home Finance is a leading provider of consumer real estate loan products and is one of the largest originators and servicers of home mortgages. Consumer & Small Business Banking offers one of the largest branch networks in the United States, covering 17 states with 2,508 branches and 6,650 automated teller machines. Auto & Education Finance is the largest bank originator of automobile loans as well as a top provider of loans for college students. Through its Insurance operations, the Firm sells and underwrites an extensive range of financial protection products and investment alternatives, including life insurance, annuities and debt protection products.

Card Services

Card Services (“CS”) is the largest issuer of general purpose credit cards in the United States, with approximately 94 million cards in circulation, and is the largest merchant acquirer. CS offers a wide variety of products to satisfy the needs of its cardmembers, including cards issued on behalf of many well-known partners, such as major airlines, hotels, universities, retailers and other financial institutions.

Commercial Banking

Commercial Banking (“CB”) serves more than 25,000 corporations, municipalities, financial institutions and not-for-profit entities, with annual revenues generally ranging from $10 million to $2 billion. A local market presence and a strong customer service model, coupled with a focus on risk management, provide a solid infrastructure for CB to provide the Firm’s complete product set – lending, treasury services, investment banking and investment management – for both corporate clients and their executives. CB’s clients benefit greatly from the Firm’s extensive branch network and often use the Firm exclusively to meet their financial services needs.

Treasury & Securities Services

Treasury & Securities Services (“TSS”) is a global leader in providing transaction, investment and information services to support the needs of corporations, issuers and institutional investors worldwide. TSS is the largest cash management provider in the world and one of the top three global custodians. The Treasury Services business provides clients with a broad range of capabilities, including U.S. dollar and multi-currency clearing, ACH, trade, and short-term liquidity and working capital tools. The Investor Services business provides a wide range of capabilities, including custody, funds services, securities lending, and performance measurement and execution products. The Institutional Trust Services business provides trustee, depository and administrative services for debt and equity issuers. Treasury Services partners with the Commercial Banking, Consumer & Small Business Banking and Asset & Wealth Management segments to serve clients firmwide. As a result, certain Treasury Services revenues are included in other segments’ results.

Asset & Wealth Management

Asset & Wealth Management (“AWM”) provides investment management to retail and institutional investors, financial intermediaries and high-net-worth families and individuals globally. For retail investors, AWM provides investment management products and services, including a global mutual fund franchise, retirement plan administration, and consultation and brokerage

18	JPMorgan Chase & Co./2004 Annual Report

services. AWM delivers investment management to institutional investors across all asset classes. The Private bank and Private client services businesses provide integrated wealth management services to ultra-high-net-worth and high-net-worth clients, respectively.

Merger with Bank One Corporation

Effective July 1, 2004, Bank One Corporation (“Bank One”) merged with and into JPMorgan Chase (the “Merger”), pursuant to an Agreement and Plan of Merger dated January 14, 2004. As a result of the Merger, each outstanding share of common stock of Bank One was converted in a stock-for-stock exchange into 1.32 shares of common stock of JPMorgan Chase. The Merger was accounted for using the purchase method of accounting. The purchase price to complete the Merger was $58.5 billion. Key objectives of the Merger were to provide the Firm with a more balanced business mix and greater geographic diversification.

Bank One’s results of operations were included in the Firm’s results beginning July 1, 2004. Therefore, the results of operations for the 12 months ended December 31, 2004, reflect six months of operations of the combined Firm and six months of heritage JPMorgan Chase; the results of operations for all other periods prior to 2004 reflect only the operations of heritage JPMorgan Chase.

It is expected that cost savings of approximately $3.0 billion (pre-tax) will be achieved by the end of 2007; approximately two-thirds of the savings are anticipated to be realized by the end of 2005. Total 2004 Merger savings were approximately $400 million. Merger costs to combine the operations of JPMorgan Chase and Bank One are expected to range from approximately $4.0 billion to $4.5 billion (pre-tax). Of these costs, approximately $1.0 billion, specifically related to Bank One, were accounted for as purchase accounting adjustments and were recorded as an increase to goodwill in 2004. Of the approximately $3.0 billion to $3.5 billion in remaining Merger-related costs, $1.4 billion (pre-tax) were incurred in 2004 and have been charged to income, $1.4 billion (pre-tax) are expected to be incurred in 2005, and the remaining costs are expected to be incurred in 2006. These estimated Merger-related charges will result from actions taken with respect to both JPMorgan Chase’s and Bank One’s operations, facilities and employees. The charges will be recorded based on the nature and timing of these integration actions.

As part of the Merger, certain accounting policies and practices were conformed, which resulted in $976 million (pre-tax) of charges in 2004. The significant components of the conformity charges were comprised of a $1.4 billion (pre-tax) charge related to the decertification of the seller’s interest in credit card securitizations, and the benefit of a $584 million reduction in the allowance for credit losses as a result of conforming the wholesale and consumer credit provision methodologies.

Other business events

Electronic Financial Services

On January 5, 2004, JPMorgan Chase acquired Electronic Financial Services (“EFS”), a leading provider of government-issued benefits payments and prepaid stored value cards used by state and federal government agencies and private institutions. The acquisition further strengthened JPMorgan Chase’s position as a leading provider of wholesale payment services.

Cazenove

On November 5, 2004, JPMorgan Chase and Cazenove Group plc (“Cazenove”) announced an agreement to combine Cazenove’s investment banking business and JPMorgan Chase’s United Kingdom-based investment banking business into a new entity to be jointly owned. The partnership will provide investment banking services in the United Kingdom and Ireland. The transaction closed on February 28, 2005, and the new company is called JPMorgan Cazenove Holdings.

Highbridge

On December 13, 2004, JPMorgan Chase formed a strategic partnership with and acquired a majority interest in Highbridge Capital Management (“Highbridge”), a New York-based multi-strategy hedge fund manager, with seven discrete strategy groups and more than $7 billion of assets under management. Highbridge has offices in New York, London and Hong Kong. Including Highbridge, JPMorgan Chase now manages more than $40 billion of absolute-return products (e.g., hedge funds, private equity and real estate investments).

Vastera

On January 7, 2005, JPMorgan Chase agreed to acquire Vastera, a provider of global trade management solutions, for approximately $129 million. Vastera’s business will be combined with the Logistics and Trade Services businesses of TSS’s Treasury Services unit. The transaction is expected to close in the first half of 2005. Vastera automates trade management processes associated with the physical movement of goods internationally; the acquisition will enable Treasury Services to offer management of information and processes in support of physical goods movement, together with financial settlement.

JPMorgan Chase & Co./2004 Annual Report	19

Management’s discussion and analysis

JPMorgan Chase & Co.

Executive overview

This overview of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Annual Report. This overview discusses the economic or industry-wide factors that affected JPMorgan Chase, the factors that drove business performance, and the factors that management monitors in setting policy. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates, this entire Annual Report should be read carefully.

Financial performance of JPMorgan Chase

As of or for the year ended December 31, (a)
(in millions, except per share and ratio data)	2004	2003	Change

Total net revenue	$43,097	$33,384	29%
Provision for credit losses	2,544	1,540	65
Noninterest expense	34,359	21,816	57
Net income	4,466	6,719	(34)
Net income per share — diluted	1.55	3.24	(52)
Average common equity	75,641	42,988	76
Return on average common equity(“ROCE”)	6%	16%	(1,000	)bp

Loans	$402,114	$214,766	87%
Total assets	1,157,248	770,912	50
Deposits	521,456	326,492	60

Tier 1 capital ratio	8.7%	8.5%	20	bp
Total capital ratio	12.2	11.8	40

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.

Business overview

The Firm’s results in 2004 were affected by many factors, but the most significant of these were the Merger, the litigation charge taken in the second quarter of the year and global economic growth.

The Firm reported 2004 net income of $4.5 billion, or $1.55 per share, compared with net income of $6.7 billion, or $3.24 per share, for 2003. The return on common equity was 6%, compared with 16% in 2003. Results included $3.7 billion in after-tax charges, or $1.31 per share, comprised of: Merger costs of $846 million; charges to conform accounting policies as a result of the Merger of $605 million; and a charge of $2.3 billion to increase litigation reserves. Excluding these charges, operating earnings would have been $8.2 billion, or $2.86 per share, and return on common equity would have been 11%. Operating earnings represent business results without the merger-related costs and the significant litigation charges.

During the course of the year, the Firm developed a comprehensive plan of Merger integration and began to execute on the plan. Significant milestones during the year included: branding decisions for all businesses; merger of the holding companies, lead banks and credit card banks; conversion of the Bank One credit card portfolio to a new processing platform; announcement of insourcing of major technology operations; and consolidation and standardization of human resource policies and benefit plans. As part of the Merger, the Firm announced that it had targeted reducing operating expenses by $3.0 billion (pre-tax) by the end of 2007. In order to accomplish the cost reductions, the Firm announced that it expects to incur Merger costs of approximately $4.0 billion to $4.5 billion and reduce its workforce by approximately 12,000 over the same time period.

In 2004, both the U.S. and global economies continued to strengthen overall, even though momentum slowed during the second half of the year due to rising oil prices. Gross domestic product increased by 3.9% globally and 4.4% in the U.S., both up from 2003. The U.S. economy experienced rising short-term interest rates, driven by Federal Reserve Board (“FRB”) actions during the course of the year. The federal funds rate increased from 1.00% to 2.25% during the year and the yield curve flattened, as long-term interest rates were relatively stable. Equity markets, both domestic and international, enjoyed strong results, with the S&P 500 up 9% and international indices increasing in similar fashion. Capital markets activity during 2004 was healthy, debt underwriting was consistent with the strong levels experienced in 2003, and equity underwriting enjoyed strong and consistent activity during the year. The U.S. consumer sector showed continued strength buoyed by the overall economic strength, despite slowing mortgage origination and refinance activity. Retail sales were up over the prior year, and bankruptcy filings were down significantly from 2003.

On an operating basis, net income in each of the Firm’s lines of business was affected primarily by the Merger. The discussion that follows highlights other factors which affected operating results in each business.

Despite the relatively beneficial capital markets environment, results for the Investment Bank were under pressure during the year. This was primarily due to a decline in trading revenue related to lower fixed income trading, driven by weaker portfolio management results, and a reduction in net interest income, stemming primarily from lower loan balances. This was partially offset by increased investment banking fees, the result of continued strength in debt underwriting, and higher advisory fees. The Investment Bank benefited from a reduction in the allowance for credit losses, primarily due to the improved credit quality of the loan portfolio, as evidenced by the significant drop in nonperforming loans and, to a lesser extent, recoveries of previously charged-off loans. Expenses rose, primarily due to higher compensation expenses.

Retail Financial Services benefited from better spreads earned on deposits and growth in retained residential mortgage and home equity loan balances. Mortgage fees and related income was also up, reflecting higher mortgage servicing revenue, partially offset by significantly lower prime mortgage production income related to the slower mortgage origination activity. The Provision for credit losses benefited from improved credit quality in nearly all portfolios and a reduction in the allowance for credit losses related to the sale of a $4 billion manufactured home loan portfolio. Higher compensation expenses were due to continued expansion of the branch office network, including 130 new locations (106 net additional branches) opened during 2004 for the combined Firm, and expansion of the sales force, partially offset by ongoing efficiency improvements.

Card Services revenue benefited from higher loan balances and customer charge volume, which increased net interest income and higher net interchange income, respectively. Expenses increased due to higher marketing spending and higher volume-based processing expenses.

Commercial Banking revenues benefited from strong deposit growth and higher investment banking fees. These benefits were partially offset by lower service charges on deposits, which often decline when interest rates rise. Credit quality continued to improve, resulting in lower net charge-offs and nonperforming loans.

20	JPMorgan Chase & Co./2004 Annual Report

Treasury & Securities Services revenues benefited from strong growth in assets under custody and average deposits, along with deposit spreads, which improved due to the relatively low interest rate environment for deposits. These benefits were offset by lower service charges on deposits, which often decline when interest rates rise. Revenues and expenses also were affected by acquisitions, divestitures and growth in business volume. Expenses also increased due to software impairment charges, and legal and technology-related expenses.

Asset & Wealth Management results were positively affected by the strength of global equity markets, an improved product mix, better investment performance and net asset inflows. Results also benefited from deposit and loan growth.

The Corporate segment performance was negatively affected by a repositioning of the investment securities portfolio and tighter spreads. This was partially offset by improved Private Equity results due to an improved climate for investment sales.

The Firm’s balance sheet was likewise significantly affected by the Merger. Aside from the Merger, the Firm took a number of actions during the year to strengthen the balance sheet. Notably, the Treasury investment portfolio was repositioned to reduce exposure to rising interest rates; auto leasing was de-emphasized, and lease receivables were reduced by 16% to $8 billion; the $4 billion manufactured home loan portfolio was sold; the $2 billion recreational vehicle portfolio was sold subsequent to year-end; a significant portion of third-party private equity investments have been sold; and the Firm increased its litigation reserves. The Firm’s capital base was also significantly enhanced following the Merger. As of year-end, total stockholders’ equity was $106 billion, and the Tier 1 capital ratio was 8.7%. The capital position allowed the Firm to begin repurchasing common stock during the second half of the year, with more than $700 million, or 19.3 million common shares, repurchased during the year.

2005 business outlook

JPMorgan Chase’s outlook for 2005 should be viewed against the backdrop of the global economy, financial markets and the geopolitical environment, all of which are integrally linked together. While the Firm considers outcomes for, and has contingency plans to respond to, stress environments, its basic outlook for 2005 is predicated on the interest rate movements implied in the forward rate curve for U.S. Treasuries, the continuation of the favorable U.S. and international equity markets and continued expansion of the global economy.

The performance of the Firm’s capital markets businesses is highly correlated to overall global economic growth. The Investment Bank enters 2005 with a strong pipeline for advisory and underwriting business, and it continues to focus on growing its client-driven trading business. Compared with 2004, the Investment Bank expects a reduction in credit portfolio revenues, as both net interest income on loans and gains from workouts are likely to decrease. Financial market movements and activity levels also affect Asset & Wealth Management and Treasury & Securities Services. Asset & Wealth Management anticipates revenue growth, driven by net inflows to Assets under supervision and by the Highbridge acquisition, as well as deposit and loan growth. Treasury & Securities Services anticipates modest revenue growth, due to wider spreads on deposits, as well as increased business volume and activity in the custody, trade, commercial card, American Depositary Receipt and Collateralized Debt Obligation businesses. Commercial Banking anticipates that net revenues will benefit from growth in treasury services and investment banking fees, offset by margin compression on loans.

The business outlook varies for the respective consumer businesses. Card Services anticipates modest growth in consumer spending and in card outstandings. For RFS, Home Finance earnings are likely to weaken given a market-driven decline in mortgage originations, neutralizing the expected earnings increase in Consumer & Small Business Banking. The drop in revenue at Home Finance should be mitigated by ongoing efforts to bring expenses in line with lower expected origination volumes. Growth is expected to continue in Consumer & Small Business Banking, with increases in core deposits and associated revenue partially offset by ongoing investments in the branch distribution network. New branch openings should continue at a pace consistent with or slightly above those of 2004. At the heritage Chase branches, expanded hours and realigned compensation plans that tie incentives to branch performance are expected to provide improvements in productivity and incremental net revenue growth. Earnings in Auto & Education Finance are expected to remain under pressure, given the current competitive operating environment. Across all RFS businesses, credit quality trends remain stable, with a slight increase in credit costs likely in 2005.

The Corporate sector includes Private Equity, Treasury and the corporate support units. The revenue outlook for the Private Equity business is directly related to the strength of equity market conditions in 2005. If current market conditions persist, the Firm anticipates continued realization of private equity gains; the Firm is not anticipating investment securities gains from the Treasury portfolio in 2005.

The Provision for credit losses in 2005 is anticipated to be higher than in 2004, driven primarily by a return to a more normal level of provisioning for credit losses in the wholesale businesses over time. The consumer Provision for credit losses in 2005 should reflect increased balances, with generally stable credit quality. The Firm plans to implement higher minimum-payment requirements in the Card Services business in the third quarter of 2005; it is anticipated that this will increase delinquency and net charge-off rates, but the magnitude of the impact is currently being assessed.

The Firm’s 2005 expenses should reflect the realization of $1.5 billion in merger savings. These savings are expected to be offset by a projected $1.1 billion of incremental spending related to firmwide technology infrastructure, distribution enhancement, and product improvement and expansion in Retail Financial Services, the Investment Bank and Asset & Wealth Management. In addition, expenses will increase as a result of recent acquisitions, such as Highbridge and Cazenove.

Management will seek to continue to strengthen the Firm’s balance sheet through rigorous financial and risk discipline. Any capital generated in excess of the Firm’s capital targets, and beyond that required to support anticipated modest growth in assets and the underlying risks of the Firm’s businesses, including litigation risk, will create capital flexibility in 2005 with respect to common stock repurchases and further investments in the Firm’s businesses.

JPMorgan Chase & Co./2004 Annual Report	21

Management’s discussion and analysis

JPMorgan Chase & Co.

Consolidated results of operations

The following section provides a comparative discussion of JPMorgan Chase’s consolidated results of operations on a reported basis for the three-year period ended December 31, 2004. Factors that are primarily related to a single business segment are discussed in more detail within that business segment than they are in this consolidated section. For a discussion of the Critical accounting estimates used by the Firm that affect the Consolidated results of operations, see pages 77-79 of this Annual Report.

Revenue

Year ended December 31,(a)
(in millions)	2004	2003	2002

Investment banking fees	$3,537	$2,890	$2,763
Trading revenue	3,612	4,427	2,675
Lending & deposit related fees	2,672	1,727	1,674
Asset management, administration and commissions	7,967	5,906	5,754
Securities/private equity gains	1,874	1,479	817
Mortgage fees and related income	1,004	923	988
Credit card income	4,840	2,466	2,307
Other income	830	601	458

Noninterest revenue	26,336	20,419	17,436
Net interest income	16,761	12,965	12,178

Total net revenue	$43,097	$33,384	$29,614

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.

2004 compared with 2003

Total net revenues, at $43.1 billion, rose by $9.7 billion or 29%, primarily due to the Merger, which affected every category of Total net revenue. Additional factors contributing to the revenue growth were higher consumer demand for credit products and higher credit card charge volume, as well as strong retail and wholesale deposit growth. Investment banking revenues increased as a result of growth in global market volumes and market share gains. Revenue also benefited from acquisitions and growth in assets under custody, under management and under supervision, the result of global equity market appreciation and net asset inflows. Private equity gains were higher due to an improved climate for investment sales. The discussion that follows highlights factors other than the Merger that affected the 2004 versus 2003 comparison.

The increase in Investment banking fees was driven by significant gains in underwriting and advisory activities as a result of increased global market volumes and market share gains. Trading revenue declined by 18%, primarily due to lower portfolio management results in fixed income and equities. For a further discussion of Investment banking fees and Trading revenue, which are primarily recorded in the IB, see the IB segment results on pages 30-32 of this Annual Report.

Lending & deposit related fees were up from 2003 due to the Merger. The rise was partially offset by lower service charges on deposits, as clients paid for services with deposits, versus fees, due to rising interest rates. Throughout 2004, deposit balances grew in response to rising interest rates.

The increase in Asset management, administration and commissions was also driven by the full-year impact of other acquisitions - such as EFS in January 2004, Bank One’s Corporate Trust business in November 2003 and JPMorgan

Retirement Plan Services in June 2003 - as well as the effect of global equity market appreciation, net asset inflows and a better product mix. In addition, a more active market for trading activities in 2004 resulted in higher brokerage commissions. For additional information on these fees and commissions, see the segment discussions for AWM on pages 45-46, TSS on pages 43-44 and RFS on pages 33-38 of this Annual Report.

Securities/private equity gains for 2004 rose from the prior year, primarily fueled by the improvement in the Firm’s private equity investment results. This was offset by lower securities gains on the Treasury investment portfolio as a result of lower volumes of securities sold, and lower gains realized on sales due to higher interest rates; additionally, RFS’s Home Finance business reported losses in 2004 on available-for-sale (“AFS”) securities, as compared with gains in 2003. For a further discussion of securities gains, see the RFS and Corporate segment discussions on pages 33-38 and 47-48, respectively, of this Annual Report. For a further discussion of Private equity gains, which are primarily recorded in the Firm’s Private Equity business, see the Corporate segment discussion on pages 47-48 of this Annual Report.

Mortgage fees and related income rose as a result of higher servicing revenue; this improvement was partially offset by lower mortgage servicing rights (“MSRs”) asset risk management results and prime mortgage production revenue, and lower gains from sales and securitizations of subprime loans as a result of management’s decision in 2004 to retain these loans. Mortgage fees and related income excludes the impact of NII and securities gains related to home mortgage activities. For a discussion of Mortgage fees and related income, which is primarily recorded in RFS’s Home Finance business, see the Home Finance discussion on pages 34-36 of this Annual Report.

Credit card income increased from 2003 as a result of higher customer charge volume, which resulted in increased interchange income, and higher credit card servicing fees associated with the increase of $19.4 billion in average securitized loans. The increases were partially offset by higher volume-driven payments to partners and rewards expense. For a further discussion of Credit card income, see CS’s segment results on pages 39-40 of this Annual Report.

The increase in Other income from 2003 reflected gains on leveraged lease transactions and higher net results from corporate and bank-owned life insurance policies. These positive factors in 2004 were partially offset by gains on sales of several nonstrategic businesses and real estate properties in 2003.

Net interest income rose from 2003 as growth in volumes of consumer loans and deposits, as well as wider spreads on deposits, contributed to higher net interest income. These were partially offset by lower wholesale loan balances in the IB and tighter spreads on loans, investment securities and trading assets stemming from the rise in interest rates. The Firm’s total average interest-earning assets for 2004 were $744.1 billion, up $154.2 billion from 2003. Growth was also driven by higher levels of consumer loans. The net interest yield on these assets, on a fully taxable-equivalent basis, was 2.27% in 2004, an increase of 6 basis points from the prior year.

2003 compared with 2002

Total revenue for 2003 was $33.4 billion, up 13% from 2002. All businesses benefited from improved economic conditions in 2003. In particular, the low-interest rate environment drove robust fixed income markets and an unprecedented mortgage refinancing boom, which drove the growth in revenue.

22	JPMorgan Chase & Co./2004 Annual Report

Investment banking fees increased by $127 million, primarily due to growth in IB’s equity underwriting, which was up 49%, reflecting increases in market share and underwriting volumes. This increase was partially offset by lower advisory fees reflecting depressed levels of M&A activity. Trading revenue was up $1.8 billion, or 65%, primarily due to strong client and portfolio management revenue growth in fixed income and equity markets as a result of the low-interest rate environment, improvement in equity markets and volatility in credit markets. For a further discussion of Investment banking fees and Trading revenue, which are primarily recorded in the Investment Bank, see the IB segment results on pages 30-32 of this Annual Report.

Lending & deposit related fees rose, the result of higher fees on standby letters of credit, due to growth in transaction volume, and higher service charges on deposits. These charges were driven by an increase in the payment of services with fees, versus deposits, due to lower interest rates.

The increase in Asset management, administration and commissions was attributable to a more favorable environment for debt and equity activities, resulting in higher fees for the custody, institutional trust, brokerage and other processing-related businesses. Fees for investment management activities also increased as a result of acquisitions in AWM, but these increases were partially offset by institutional net fund outflows, which resulted in lower average assets under management.

Securities/private equity gains increased to $1.5 billion from $817 million in 2002, reflecting significant improvement in private equity gains. These gains were partially offset by lower gains realized from the sale of securities in Treasury and of AFS securities in RFS’s Home Finance business, driven by increasing interest rates beginning in the third quarter of 2003. For a further discussion of private equity gains (losses), see the Corporate segment discussion on pages 47-48 of this Annual Report.

Mortgage fees and related income declined by 7% in 2003, primarily due to a decline in revenue associated with risk management of the MSR asset, mortgage pipeline and mortgage warehouse; these were partially offset by higher fees from origination and sales activity and other fees derived from volume and market-share growth. For a discussion of Mortgage fees and related income, which is primarily recorded in RFS’s Home Finance business, see the Home Finance discussion on pages 34-36 of this Annual Report.

Credit card income rose as a result of higher credit card servicing fees associated with the $6.7 billion growth in average securitized credit card receivables. For a further discussion of Credit card income, see CS’s segment results on pages 39-40 of this Annual Report.

Other income rose, primarily from $200 million in gains on sales of securities acquired in loan workouts (compared with $26 million in 2002), as well as gains on the sale of several nonstrategic businesses and real estate properties; these were partly offset by lower net results from corporate and bank-owned life insurance policies. In addition, 2002 included $73 million of write-downs for several Latin American investments.

The increase in Net interest income reflected the positive impact of lower interest rates on consumer loan originations, such as mortgages and automobile loans and leases and related funding costs. Net interest income was partially reduced by a lower volume of wholesale loans and lower spreads on investment securities. The Firm’s total average interest-earning assets in 2003 were $590 billion, up 6% from the prior year. The net interest yield on these assets, on a fully taxable-equivalent basis, was 2.21%, the same as in the prior year.

Provision for credit losses

2004 compared with 2003

The Provision for credit losses of $2.5 billion was up $1.0 billion, or 65%, compared with the prior year. The impact of the Merger, and of accounting policy conformity charges of $858 million, were partially offset by releases in the allowance for credit losses related to the wholesale loan portfolio, primarily due to improved credit quality in the IB. Wholesale nonperforming loans decreased by 21% even after the inclusion of Bank One’s loan portfolio. RFS’s Provision for credit losses benefited from a reduction in the allowance for credit losses related to the sale of the $4 billion manufactured home loan portfolio and continued positive credit quality trends in the home and auto finance businesses. The provision related to the credit card portfolio grew by $919 million, principally due to the Merger. For further information about the Provision for credit losses and the Firm’s management of credit risk, see the Credit risk management discussion on pages 57-69 of this Annual Report.

2003 compared with 2002

The 2003 Provision for credit losses was $2.8 billion lower than in 2002, primarily reflecting continued improvement in the quality of the wholesale loan portfolio and a higher volume of credit card securitizations.

Noninterest expense

Year ended December 31,(a)
(in millions)	2004	2003	2002

Compensation expense	$14,506	$11,387	$10,693
Occupancy expense	2,084	1,912	1,606
Technology and communications expense	3,702	2,844	2,554
Professional & outside services	3,862	2,875	2,587
Marketing	1,335	710	689
Other expense	2,859	1,694	1,802
Amortization of intangibles	946	294	323

Total noninterest expense before merger costs and litigation reserve charge	29,294	21,716	20,254
Merger costs	1,365	—	1,210
Litigation reserve charge	3,700	100	1,300

Total noninterest expense	$34,359	$21,816	$22,764

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.

2004 compared with 2003

Noninterest expense was $34.4 billion in 2004, up $12.5 billion, or 57%, primarily due to the Merger. Excluding $1.4 billion of Merger costs, and litigation reserve charges, Noninterest expenses would have been $29.3 billion, up 35%. In addition to the Merger and litigation charges, expenses increased due to reinvestment in the lines of business, partially offset by merger-related savings throughout the Firm. Each category of Noninterest expense was affected by the Merger. The discussion that follows highlights other factors which affected the 2004 versus 2003 comparison.

Compensation expense was up from 2003, primarily due to strategic investments in the IB and continuing expansion in RFS. These factors were partially offset by ongoing efficiency improvements and merger-related savings throughout the Firm, and a reduction in pension costs. The decline in pension costs was mainly attributable to the increase in the expected return on plan assets from a discretionary $1.1 billion contribution to the Firm’s pension

JPMorgan Chase & Co./2004 Annual Report	23

Management’s discussion and analysis

JPMorgan Chase & Co.

plan in April 2004, partially offset by changes in actuarial assumptions for 2004 compared with 2003. For a detailed discussion of pension and other postretirement benefit costs, see Note 6 on pages 92-95 of this Annual Report.

The increase in Occupancy expense was partly offset by lower charges for excess real estate, which were $103 million in 2004, compared with $270 million in 2003.

Technology and communications expense was higher than in the prior year as a result of higher costs associated with greater use of outside vendors, primarily IBM, to support the global infrastructure requirements of the Firm. After the Merger, JPMorgan Chase decided to terminate its outsourcing agreement with IBM, effective December 31, 2004. For a further discussion regarding the IBM outsourcing agreement, see the Corporate segment discussion on page 47 of this Annual Report.

Professional & outside services rose due to higher legal costs associated with pending litigation matters, as well as outside services stemming from recent acquisitions, primarily EFS, and growth in business at TSS and CS.

Marketing expense rose as CS initiated a more robust marketing campaign during 2004.

Other expense was up due to software impairment write-offs of $224 million, primarily in TSS and Corporate, compared with $60 million in 2003; higher accruals for non-Enron-related litigation cases; and the impact of growth in business volume. These were partly offset by a $57 million settlement related to the Enron surety bond litigation.

For a discussion of Amortization of intangibles and Merger costs, refer to Note 15 and Note 8 on pages 109-111 and 98, respectively.

In June of 2004, JPMorgan Chase recorded a $3.7 billion (pre-tax) addition to the Litigation reserve. While the outcome of litigation is inherently uncertain, the addition reflected management’s assessment of the appropriate reserve level in light of all then-known information. By comparison, 2003 included a charge of $100 million for Enron-related litigation.

2003 compared with 2002

Total Noninterest expense was $21.8 billion, down 4% from the prior year. In 2002, the Firm recorded $1.3 billion of charges, principally for Enron-related litigation, and $1.2 billion for merger and restructuring costs related to programs announced prior to January 1, 2002. Excluding these costs, expenses rose by 8% in 2003, reflecting higher performance-related incentives, increased costs related to stock-based compensation and pension and other postretirement expenses; and higher occupancy expenses. The Firm began expensing stock options in 2003.

The increase in Compensation expense principally reflected higher performance-related incentives, as well as higher pension and other postretirement benefit costs, primarily as a result of changes in actuarial assumptions. The increase pertaining to incentives included $266 million as a result of adopting SFAS 123, and $120 million from the reversal in 2002 of previously accrued expenses for certain forfeitable key employee stock awards. Total compensation expenses declined as a result of the transfer, beginning April 1, 2003, of 2,800 employees to IBM in connection with the aforementioned technology outsourcing agreement.

The increase in Occupancy expense reflected costs of additional leased space in midtown Manhattan and in the South and Southwest regions of the United States, higher real estate taxes in New York City and the cost of enhanced safety measures. Also contributing to the increase were charges for unoccupied excess real estate of $270 million; this compared with $120 million in 2002.

Technology and communications expense increased primarily due to a shift in expenses: costs that were previously associated with Compensation and Other expenses shifted, upon the commencement of the IBM outsourcing agreement, to Technology and communications expense. Also contributing to the increase were higher costs related to software amortization. For a further discussion of the IBM outsourcing agreement, see Corporate on page 47 of this Annual Report.

Professional & outside services rose, reflecting greater utilization of third-party vendors for processing activities and higher legal costs associated with various litigation and business-related matters.

Higher Marketing expense was driven by more robust campaigns for the Home Finance business.

The decrease in Other expense was due partly to expense management initiatives, such as reduced allowances to expatriates and recruitment costs.

There were no Merger costs in 2003. In 2002, merger and restructuring costs of $1.2 billion were for programs announced prior to January 1, 2002.

The Firm added $100 million to the Enron-related litigation reserve in 2003 to supplement a $1.3 billion reserve initially recorded in 2002. The 2002 reserve was established to cover Enron-related matters, as well as certain other material litigation, proceedings and investigations in which the Firm is involved.

Income tax expense

The Firm’s Income before income tax expense, Income tax expense and effective tax rate were as follows for each of the periods indicated:

Year ended December 31,(a)
(in millions, except rate)	2004	2003	2002

Income before income tax expense	$6,194	$10,028	$2,519
Income tax expense	1,728	3,309	856
Effective tax rate	27.9%	33.0%	34.0%

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.

2004 compared with 2003

The reduction in the effective tax rate for 2004, as compared with 2003, was the result of various factors, including lower reported pre-tax income, a higher level of business tax credits, and changes in the proportion of income subject to federal, state and local taxes, partially offset by purchase accounting adjustments related to leveraged lease transactions. The Merger costs and accounting policy conformity adjustments recorded in 2004, and the Litigation reserve charge recorded in the second quarter of 2004, reflected a tax benefit at a 38% marginal tax rate, contributing to the reduction in the effective tax rate compared with 2003.

2003 compared with 2002

The effective tax rate decline was principally attributable to changes in the proportion of income subject to state and local taxes.

24	JPMorgan Chase & Co./2004 Annual Report

Explanation and reconciliation of the Firm’s use of non-GAAP financial measures

The Firm prepares its Consolidated financial statements using accounting principles generally accepted in the United States of America (“U.S. GAAP”); these financial statements appear on pages 84-87 of this Annual Report. That presentation, which is referred to as “reported basis,” provides the reader with an understanding of the Firm’s results that can be consistently tracked from year to year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.

In addition to analyzing the Firm’s results on a reported basis, management reviews line-of-business results on an “operating basis,” which is a non-GAAP financial measure. The definition of operating basis starts with the reported U.S. GAAP results. In the case of the IB, operating basis noninterest revenue includes, in Trading revenue, net interest income related to trading activities. Trading activities generate revenues, which are recorded for U.S. GAAP purposes in two line items on the income statement: Trading revenue, which includes the mark-to-market gains or losses on trading positions, and Net interest income, which includes the interest income or expense related to those positions. Combining both the trading revenue and related net interest income enables management to evaluate the IB’s trading activities, by considering all revenue related to these activities, and facilitates operating comparisons to other competitors. The following table reclassifies the Firm’s trading-related Net interest income to Trading revenue.

Trading-related Net interest income reclassification

Year ended December 31,(a)
(in millions)	2004	2003	2002

Net interest income – reported	$16,761	$12,965	$12,178
Trading-related NII	(1,950)	(2,129)	(1,880)

Net interest income – adjusted	$14,811	$10,836	$10,298

Trading revenue – reported (b)	$3,612	$4,427	$2,675
Trading-related NII	1,950	2,129	1,880

Trading revenue – adjusted (b)	$5,562	$6,556	$4,555

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.
(b)	Reflects Trading revenue at the Firm level. The majority of Trading revenue is recorded in the Investment Bank.

In addition, segment results reflect revenues on a tax-equivalent basis. The tax-equivalent gross-up for each business segment is based upon the level, type and tax jurisdiction of the earnings and assets within each business segment. Operating revenue for the Investment Bank includes tax-equivalent adjustments for income tax credits primarily related to affordable housing investments as well as tax-exempt income from municipal bond investments. Information prior to the Merger has not been restated to conform with this new presentation. The amount of the tax-equivalent gross-up for each business segment is eliminated within the Corporate segment. For a further discussion of trading-related revenue and tax-equivalent adjustments made to operating revenue, see the IB on pages 30-32 of this Annual Report.

In the case of Card Services, operating or managed basis excludes the impact of credit card securitizations on revenue, the Provision for credit losses, net charge-offs and loan receivables. Through securitization the Firm transforms a portion of its credit card receivables into securities, which are sold to investors. The credit card receivables are removed from the consolidated balance sheet through the transfer of principal credit card receivables to a trust, and the sale of undivided interests to investors that entitle the investors to specific cash flows generated from the credit card receivables. The Firm retains the remaining undivided interests as seller’s interests, which are recorded in Loans on the Consolidated balance sheet. A gain or loss on the sale of credit card receivables to investors is recorded in Other income. Securitization also affects the Firm’s consolidated income statement by reclassifying as credit card income, interest income, certain fee revenue, and recoveries in excess of interest paid to the investors, gross credit losses and other trust expenses related to the securitized receivables. For a reconciliation of reported to managed basis of Card Services results, see page 40 of this Annual Report. For information regarding loans and residual interests sold and securitized, see Note 13 on pages 103-106 of this Annual Report. JPMorgan Chase uses the concept of “managed receivables” to evaluate the credit performance and overall financial performance of the underlying credit card loans, both sold and not sold; as the same borrower is continuing to use the credit card for ongoing charges, a borrower’s credit performance will affect both the loan receivables sold under SFAS 140 and those not sold. Thus, in its disclosures regarding managed loan receivables, JPMorgan Chase treats the sold receivables as if they were still on the balance sheet in order to disclose the credit performance (such as net charge-off rates) of the entire managed credit card portfolio. In addition, Card Services operations are funded, operating results are evaluated and decisions about allocating resources such as employees and capital are based on managed financial information.

Finally, operating basis excludes Merger costs, the Litigation reserve charge and accounting policy conformity adjustments related to the Merger, as management believes these items are not part of the Firm’s normal daily business operations (and, therefore, are not indicative of trends) and do not provide meaningful comparisons with other periods.

Management uses certain non-GAAP financial measures at the segment level. Management believes these non-GAAP financial measures provide information to investors in understanding the underlying operational performance and trends of the particular business segment and facilitate a comparison of the business segment with the performance of competitors.

JPMorgan Chase & Co./2004 Annual Report	25

Management’s discussion and analysis

JPMorgan Chase & Co.

The following summary table provides a reconciliation from the Firm’s reported GAAP results to operating results:

(Table continues on next page)

Year ended December 31,(a)	2004					2003
(in millions, except	Reported	Credit	Special		Operating	Reported	Credit	Special	Operating
per share and ratio data)	results	card (b)	items		basis	results	card (b)	items	basis

Revenue
Investment banking fees	$3,537	$—	$—		$3,537	$2,890	$—	$—	$2,890
Trading revenue(c)	5,562	—	—		5,562	6,556	—	—	6,556
Lending & deposit related fees	2,672	—	—		2,672	1,727	—	—	1,727
Asset management, administration and commissions	7,967	—	—		7,967	5,906	—	—	5,906
Securities/private equity gains	1,874	—	—		1,874	1,479	—	—	1,479
Mortgage fees and related income	1,004	—	—		1,004	923	—	—	923
Credit card income	4,840	(2,267)	—		2,573	2,466	(1,379)	—	1,087
Other income	830	(86)	118	(1)	862	601	(71)	—	530

Noninterest revenue(c)	28,286	(2,353)	118		26,051	22,548	(1,450)	—	21,098
Net interest income(c)	14,811	5,251	—		20,062	10,836	3,320	—	14,156

Total net revenue	43,097	2,898	118		46,113	33,384	1,870	—	35,254
Provision for credit losses	2,544	2,898	(858)	(2)	4,584	1,540	1,870	—	3,410
Noninterest expense
Merger costs	1,365	—	(1,365)	(3)	—	—	—	—	—
Litigation reserve charge	3,700	—	(3,700)	(4)	—	100	—	—	100
All other noninterest expense	29,294	—	—		29,294	21,716	—	—	21,716

Total noninterest expense	34,359	—	(5,065)		29,294	21,816	—	—	21,816

Income before income tax expense	6,194	—	6,041		12,235	10,028	—	—	10,028
Income tax expense	1,728	—	2,296	(6)	4,024	3,309	—	—	3,309

Net income	$4,466	$—	$3,745		$8,211	$6,719	$—	$—	$6,719

Earnings per share — diluted	$1.55	$—	$1.31		$2.86	$3.24	$—	$—	$3.24

Return on common equity	6%	—	5%		11%	16%	—	—	16%
Return on equity — goodwill(d)	9	—	7		16	19	—	—	19

Return on assets	0.46	NM	NM		0.81	0.87	NM	NM	0.83

Overhead ratio	80%	NM	NM		64%	65%	NM	NM	62%

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.
(b)	The impact of credit card securitizations affects CS. See pages 39-40 of this Annual Report for further information.
(c)	Includes the reclassification of trading-related Net interest income to Trading revenue. See page 25 of this Annual Report for further information.
(d)
Net income applicable to common stock/Total average common equity (net of goodwill). The Firm uses return on equity less goodwill, a non-GAAP financial measure, to evaluate the operating performance of the Firm. The Firm utilizes this measure to facilitate operating comparisons to other competitors.

Year ended December 31,(e)	2004			2003
(in millions)	Reported	Securitized	Managed	Reported	Securitized	Managed

Loans — Period-end	$402,114	$70,795	$472,909	$214,766	$34,856	$249,622
Total assets — average	962,556	51,084	1,013,640	775,978	32,365	808,343

(e)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.

26	JPMorgan Chase & Co./2004 Annual Report

(Table continued from previous page)

2002
Reported	Credit	Special		Operating
results	card (b)	items		basis

$2,763	$—	$—		$2,763
4,555	—	—		4,555
1,674	—	—		1,674
5,754	—	—		5,754
817	—	—		817
988	—	—		988
2,307	(1,341)	—		966
458	(36)	—		422

19,316	(1,377)	—		17,939
10,298	2,816	—		13,114

29,614	1,439	—		31,053
4,331	1,439	—		5,770
1,210	—	(1,210	)(3)	—
1,300	—	(1,300	)(4)	—
20,254	—	(98	)(5)	20,156

22,764	—	(2,608)		20,156

2,519	—	2,608		5,127
856	—	887	(6)	1,743

$1,663	$—	$1,721		$3,384

$0.80	$—	$0.86		$1.66

4%	—	4%		8%
5	—	5		10

0.23	NM	NM		0.45

77%	NM	NM		65%

2002
Reported	Securitized	Managed

$216,364	$30,722	$247,086
733,357	26,519	759,876

Special Items

The reconciliation of the Firm’s reported results to operating results in the accompanying table sets forth the impact of several special items incurred by the Firm in 2002 and 2004. These special items are excluded from Operating earnings, as management believes these items are not part of the Firm’s normal daily business operations and, therefore, are not indicative of trends and do not provide meaningful comparisons with other periods. These items include Merger costs, significant litigation charges, charges to conform accounting policies and other items, each of which is described below:

(1)	Other income in 2004 reflects $118 million of other accounting policy conformity adjustments.

(2)
The Provision for credit losses in 2004 reflects $858 million of accounting policy conformity adjustments, consisting of a $1.4 billion charge related to the decertification of the seller’s interest in credit card securitizations, partially offset by a benefit of $584 million related to conforming wholesale and consumer credit provision methodologies for the combined Firm.

(3)
Merger costs of $1.4 billion in 2004 reflect costs associated with the Merger; the $1.2 billion of charges in 2002 reflect merger and restructuring costs associated with programs announced prior to January 1, 2002.

(4)	Significant litigation charges of $3.7 billion and $1.3 billion were taken in 2004 and 2002, respectively.

(5)	All Other noninterest expense in 2002 reflects a $98 million charge for excess real estate capacity related to facilities in the West Coast region of the United States.

(6)	Income tax expense in 2004 and 2002 of $2.3 billion and $887 mil lion, respectively, represents the tax effect of the above items.

Formula Definitions for Non-GAAP Metrics

The table below reflects the formulas used to calculate both the following GAAP and non-GAAP measures:

Return on common equity
Reported	Net income* /Average common equity
Operating	Operating earnings* /Average common equity

Return on equity - goodwill
Reported	Net income* /Average common equity less goodwill
Operating	Operating earnings* /Average common equity less goodwill

Return on assets
Reported	Net income / Average assets
Operating	Operating earnings /Average managed assets

Overhead ratio
Reported	Total noninterest expense / Total net revenue
Operating	Total noninterest expense / Total net revenue

* Represents earnings applicable to common stock

JPMorgan Chase & Co./2004 Annual Report	27

Management’s discussion and analysis

JPMorgan Chase & Co.

Business segment results

The Firm is managed on a line-of-business basis. The business segment financial results presented reflect the current organization of JPMorgan Chase. There are six major reportable business segments: the Investment Bank, Retail Financial Services, Card Services, Commercial Banking, Treasury & Securities Services and Asset & Wealth Management, as well as a Corporate segment.

The segments are based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on an operating basis.

JPMorgan is the brand name. JPMorgan Chase Chase is the brand name. Retail Treasury &Asset & Investment Card Commercial Financial Securities Wealth Bank Services Banking Services Services Management Product types: Businesses: Businesses: Businesses: Businesses: Businesses: •Investment banking:• Home Finance• Credit Card• Middle Market• Treasury Services• Investment Banking• Investor Services Management — Advisory• Consumer & Small• Merchant Acquiring — Debt and equity Business Banking• Corporate Banking- Institutional • Institutional Trust underwriting• Auto & Education• Commercial RealServices- Retail •Market-makingFinanceEstate• Private Banking and trading:• Insurance• Business Credit • Private Client — Fixed income • Equipment LeasingServices — Equities — Credit •Corporate lending

In connection with the Merger, business segment reporting was realigned to reflect the new business structure of the combined Firm. Treasury was transferred from the IB into Corporate. The segment formerly known as Chase Financial Services had been comprised of Chase Home Finance, Chase Cardmember Services, Chase Auto Finance, Chase Regional Banking and Chase Middle Market; as a result of the Merger, this segment is now called Retail Financial Services and is comprised of Home Finance, Auto & Education Finance, Consumer & Small Business Banking and Insurance. Chase Middle Market moved into Commercial Banking, and Chase Cardmember Services is now its own segment called Card Services. TSS remains unchanged. Investment Management & Private Banking has been renamed Asset &

Wealth Management. JPMorgan Partners, which formerly was a stand-alone business segment, was moved into Corporate. Corporate is currently comprised of Private Equity (JPMorgan Partners and ONE Equity Partners), Treasury, as well as corporate support areas, which include Central Technology and Operations, Internal Audit, Executive Office, Finance, General Services, Human Resources, Marketing & Communications, Office of the General Counsel, Real Estate and Business Services, Risk Management and Strategy and Development.

Segment results for periods prior to July 1, 2004, reflect heritage JPMorgan Chase-only results and have been restated to reflect the current business segment organization and reporting classifications.

Segment results — Operating basis (a)(b)

(Table continues on next page)

Year ended December 31,	Total net revenue			Noninterest expense
(in millions, except ratios)	2004	2003	Change	2004	2003	Change

Investment Bank	$12,605	$12,684	(1)%	$8,696	$8,302	5%
Retail Financial Services	10,791	7,428	45	6,825	4,471	53
Card Services	10,745	6,144	75	3,883	2,178	78
Commercial Banking	2,374	1,352	76	1,343	822	63
Treasury & Securities Services	4,857	3,608	35	4,113	3,028	36
Asset & Wealth Management	4,179	2,970	41	3,133	2,486	26
Corporate	562	1,068	(47)	1,301	529	146

Total	$46,113	$35,254	31%	$29,294	$21,816	34%

(a)
Represents the reported results excluding the impact of credit card securitizations and, in 2004, Merger costs, the significant litigation reserve charges and accounting policy conformity adjustments related to the Merger.

(b)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.
(c)
As a result of the Merger, new capital allocation methodologies were implemented during the third quarter of 2004. The capital allocated to each line of business considers several factors: stand-alone peer comparables, economic risk measures and regulatory capital requirements. In addition, effective with the third quarter of 2004, goodwill, as well as the associated capital, is only allocated to the Corporate line of business. Prior periods have not been revised to reflect these new methodologies and are not comparable to the presentation beginning in the third quarter of 2004.

28	JPMorgan Chase & Co./2004 Annual Report

Description of business segment reporting methodology

Results of the business segments are intended to reflect each segment as if it were essentially a stand-alone business. The management reporting process that derives these results allocates income and expense using market-based methodologies. At the time of the Merger, several of the allocation methodologies were revised, as noted below. The changes became effective July 1, 2004. As prior periods have not been revised to reflect these new methodologies, they are not comparable to the presentation of periods beginning with the third quarter of 2004. Further, the Firm intends to continue to assess the assumptions, methodologies and reporting reclassifications used for segment reporting, and it is anticipated that further refinements may be implemented in future periods.

Revenue sharing

When business segments join efforts to sell products and services to the Firm’s clients, the participating business segments agree to share revenues from those transactions. These revenue sharing agreements were revised on the Merger date to provide consistency across the lines of businesses.

Funds transfer pricing

Funds transfer pricing (“FTP”) is used to allocate interest income and interest expense to each line of business and also serves to transfer interest rate risk to Corporate. While business segments may periodically retain interest rate exposures related to customer pricing or other business-specific risks, the balance of the Firm’s overall interest rate risk exposure is included and managed in Corporate. In the third quarter of 2004, FTP was revised to conform the policies of the combined firms.

Expense allocation

Where business segments use services provided by support units within the Firm, the costs of those support units are allocated to the business segments. Those expenses are allocated based on their actual cost, or the lower of actual cost or market cost, as well as upon usage of the services provided. Effective with the third quarter of 2004, the cost allocation methodologies of the heritage firms were aligned to provide consistency across the business segments. In addition, expenses related to certain corporate functions, technology and operations ceased to be allocated to the business segments and are retained in Corporate. These retained expenses include parent company costs that would not be incurred if the segments were stand-alone businesses; adjustments to align certain corporate staff, technology and operations allocations with market prices; and other one-time items not aligned with the business segments.

Capital allocation

Each business segment is allocated capital by taking into consideration stand-alone peer comparisons, economic risk measures and regulatory capital requirements. The amount of capital assigned to each business is referred to as equity. Effective with the third quarter of 2004, new methodologies were implemented to calculate the amount of capital allocated to each segment. As part of the new methodology, goodwill, as well as the associated capital, is allocated solely to Corporate. Although U.S. GAAP requires the allocation of goodwill to the business segments for impairment testing (see Note 15 on page 109 of this Annual Report), the Firm has elected not to include goodwill or the related capital in each of the business segments for management reporting purposes. See the Capital management section on page 50 of this Annual Report for a discussion of the equity framework.

Credit reimbursement

TSS reimburses the IB for credit portfolio exposures the IB manages on behalf of clients the segments share. At the time of the Merger, the reimbursement methodology was revised to be based on pre-tax earnings, net of the cost of capital related to those exposures. Prior to the Merger, the credit reimbursement was based on pre-tax earnings, plus the allocated capital associated with the shared clients.

Tax-equivalent adjustments

Segment results reflect revenues on a tax-equivalent basis for segment reporting purposes. Refer to page 25 of this Annual Report for additional details.

Segment results — Operating basis(a)(b)

(Table continued from previous page)

Year ended December 31,	Operating earnings			Return on common equity - goodwill(c)
(in millions, except ratios)	2004	2003	Change	2004	2003

Investment Bank	$2,948	$2,805	5%	17%	15%
Retail Financial Services	2,199	1,547	42	24	37
Card Services	1,274	683	87	17	20
Commercial Banking	608	307	98	29	29
Treasury & Securities Services	440	422	4	17	15
Asset & Wealth Management	681	287	137	17	5
Corporate	61	668	(91)	NM	NM

Total	$8,211	$6,719	22%	16%	19%

JPMorgan Chase & Co./2004 Annual Report	29

Management’s discussion and analysis
JPMorgan Chase & Co.

Investment Bank

JPMorgan Chase is one of the world’s leading investment banks, as evidenced by the breadth of its client relationships and product capabilities. The Investment Bank has extensive relationships with corporations, financial institutions, governments and institutional investors worldwide. The Firm provides a full range of investment banking products and services, including advising on corporate strategy and structure, capital raising in equity and debt markets, sophisticated risk management, and market-making in cash securities and derivative instruments in all major capital markets. The Investment Bank also commits the Firm’s own capital to proprietary investing and trading activities.

As a result of the Merger, the Treasury business has been transferred to the Corporate sector, and prior periods have been restated to reflect the reorganization.

Selected income statement data

Year ended December 31,(a)
(in millions, except ratios)	2004	2003	2002

Revenue
Investment banking fees:
Advisory	$938	$640	$743
Equity underwriting	781	699	470
Debt underwriting	1,853	1,532	1,494

Total investment banking fees	3,572	2,871	2,707
Trading-related revenue:(b)
Fixed income and other	5,008	6,016	4,607
Equities	427	556	20
Credit portfolio	6	(186)	(143)

Total trading-related revenue	5,441	6,386	4,484
Lending & deposit related fees	539	440	394
Asset management, administration and commissions	1,400	1,217	1,244
Other income	328	103	(125)

Noninterest revenue	11,280	11,017	8,704
Net interest income(b)	1,325	1,667	1,978

Total net revenue(c)	12,605	12,684	10,682

Provision for credit losses	(640)	(181)	2,392
Credit reimbursement from (to) TSS(d)	90	(36)	(82)

Noninterest expense
Compensation expense	4,893	4,462	4,298
Noncompensation expense	3,803	3,840	3,500

Total noninterest expense	8,696	8,302	7,798

Operating earnings before income tax expense	4,639	4,527	410
Income tax expense (benefit)	1,691	1,722	(3)

Operating earnings	$2,948	$2,805	$413

Financial ratios
ROE	17%	15%	2%
ROA	0.62	0.64	0.10
Overhead ratio	69	65	73
Compensation expense as % of total net revenue	39	35	40

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.
(b)
Trading revenue, on a reported basis, excludes the impact of Net interest income related to IB’s trading activities; this income is recorded in Net interest income. However, in this presentation, to assess the profitability of IB’s trading business, the Firm combines these revenues for segment reporting purposes. The amount reclassified from Net interest income to Trading revenue was $1.9 billion, $2.1 billion and $1.9 billion for 2004, 2003 and 2002, respectively.
(c)
Total net revenue includes tax-equivalent adjustments, primarily due to tax-exempt income from municipal bond investments, and income tax credits related to affordable housing investments of $274 million, $117 million and $112 million for 2004, 2003, and 2002, respectively.

(d)
TSS is charged a credit reimbursement related to certain exposures managed within the IB credit portfolio on behalf of clients shared with TSS. For a further discussion, see Credit reimbursement on page 29 of this Annual Report.

2004 compared with 2003
In 2004, Operating earnings of $2.9 billion were up 5% from the prior year. Increases in Investment banking fees, a reduction in the Provision for credit losses and the impact of the Merger were partially offset by decreases in trading revenues and net interest income. Return on equity was 17%.

Total net revenue of $12.6 billion was relatively flat from the prior year, primarily due to lower Fixed income markets revenues and total Credit portfolio revenues, offset by increases in Investment banking fees and the impact of the Merger. The decline in revenue from Fixed income markets was driven by weaker portfolio management trading results, mainly in the interest rate markets business. Total credit portfolio revenues were down due to lower net interest income and lending fees, primarily driven by lower loan balances; these were partially offset by higher trading revenue due to more severe credit spread tightening in 2003 relative to 2004. Investment banking fees increased by 24% over the prior year, driven by significant gains in advisory and debt underwriting. The advisory gains were a result of increased global market volumes and market share, while the higher underwriting fees were due to stronger client activity.

The Provision for credit losses was a benefit of $640 million, compared with a benefit of $181 million in 2003. The improvement in the provision was the result of a $633 million decline in net charge-offs, partially offset by lower reductions in the allowance for credit losses in 2004 relative to 2003. For additional information, see Credit risk management on pages 57-69 of this Annual Report.

For the year ended December 31, 2004, Noninterest expense was up 5% from the prior year. The increase from 2003 was driven by higher Compensation expense, including strategic investments and the impact of the Merger.

2003 compared with 2002
Operating earnings of $2.8 billion were up significantly over 2002. The increase in earnings was driven by a significant decline in the Provision for credit losses, coupled with strong growth in fixed income and equity markets revenues.

Total net revenue was $12.7 billion, an increase of $2.0 billion from the prior year. The low interest rate environment, improvement in equity markets and volatility in credit markets produced increased client and portfolio management revenue in fixed income and equities. Market share gains in equity underwriting contributed to the increase in Investment banking fees over 2002.

The Provision for credit losses was a benefit of $181 million in 2003, compared with a cost of $2.4 billion in 2002, reflecting improvement in the overall credit quality of the wholesale portfolio and the restructuring of several nonperforming wholesale loans.

Noninterest expense increased by 6% from 2002, reflecting higher incentives related to improved financial performance and the impact of expensing stock options. Noncompensation expenses were up 10% from the prior year due to increases in technology and occupancy costs.

30	JPMorgan Chase & Co. / 2004 Annual Report

Selected metrics

Year ended December 31,(a)
(in millions, except headcount and ratios)	2004	2003	2002

Revenue by business
Investment banking fees	$3,572	$2,871	$2,707
Fixed income markets	6,314	6,987	5,450
Equities markets	1,491	1,406	1,018
Credit portfolio	1,228	1,420	1,507

Total net revenue	$12,605	$12,684	$10,682

Revenue by region
Americas	$6,870	$7,250	$6,360
Europe/Middle East/Africa	4,082	4,331	3,215
Asia/Pacific	1,653	1,103	1,107

Total net revenue	$12,605	$12,684	$10,682

Selected balance sheet (average)
Total assets	$473,121	$436,488	$429,866
Trading assets – debt and equity instruments	173,086	156,408	134,191
Trading assets – derivatives receivables	58,735	83,361	70,831
Loans(b)	42,618	45,037	55,998
Adjusted assets(c)	393,646	370,776	359,324
Equity	17,290	18,350	19,134

Headcount	17,478	14,691	15,012

Credit data and quality statistics
Net charge-offs	$47	$680	$1,627
Nonperforming assets:
Nonperforming loans(d)(e)	954	1,708	3,328
Other nonperforming assets	242	370	408
Allowance for loan losses	1,547	1,055	1,878
Allowance for lending related commitments	305	242	324
Net charge-off rate(b)	0.13%	1.65%	3.15%
Allowance for loan losses to average loans(b)	4.27	2.56	3.64
Allowance for loan losses to nonperforming loans(d)	163	63	57
Nonperforming loans to average loans	2.24	3.79	5.94

Market risk-average trading and credit portfolio VAR
Trading activities:
Fixed income(f)	$74	$61	NA
Foreign exchange	17	17	NA
Equities	28	18	NA
Commodities and other	9	8	NA
Diversification	(43)	(39)	NA

Total trading VAR	85	65	NA

Credit portfolio VAR(g)	14	18	NA
Diversification	(9)	(14)	NA

Total trading and credit portfolio VAR	$90	$69	NA

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.
(b)
The year-to-date average loans held for sale are $6.4 billion, $3.8 billion and $4.3 billion for 2004, 2003 and 2002, respectively. These amounts are not included in the allowance coverage ratios and net charge-off rates. The 2002 net charge-offs and net charge-off rate exclude charge-offs of $212 million taken on lending-related commitments.

(c)
Adjusted assets equals total average assets minus (1) securities purchased under resale agreements and securities borrowed less securities sold, not yet purchased; (2) assets of variable interest entities (VIEs) consolidated under FIN 46R; (3) cash and securities segregated and on deposit for regulatory and other purposes; and (4) goodwill and intangibles.

The amount of adjusted assets is presented to assist the reader in comparing the IB’s asset and capital levels to other investment banks in the securities industry. Asset-to-equity leverage ratios are commonly used as one measure to assess a company’s capital adequacy. The IB believes an adjusted asset amount, which excludes certain assets considered to have a low risk profile, provides a more meaningful measure of balance sheet leverage in the securities industry. See Capital management on pages 50-52 of this Annual Report for a discussion of the Firm’s overall capital adequacy and capital management.

(d)
Nonperforming loans include loans held for sale of $2 million, $30 million and $16 million as of December 31, 2004, 2003 and 2002, respectively. These amounts are not included in the allowance coverage ratios.

(e)
Nonperforming loans exclude loans held for sale of $351 million, $22 million and $2 million as of December 31, 2004, 2003, and 2002, respectively, that were purchased as part of the IB’s proprietary investing activities.

(f)	Includes all mark-to-market trading activities, plus available-for-sale securities held for IB investing purposes.
(g)
Includes VAR on derivative credit valuation adjustments, credit valuation adjustment hedges and mark-to-market loan hedges, which are reported in Trading revenue. This VAR does not include the accrual loan portfolio, which is not marked to market.

NA – Data for 2002 is not available on a comparable basis.

According to Thomson Financial, in 2004, the Firm improved its ranking in U.S. announced M&A from #8 to #1, and Global announced M&A from #4 to #2, while increasing its market share significantly. The Firm’s U.S. initial public offerings ranking improved from #16 to #4, with the Firm moving to #6 from #4 in the U.S. Equity & Equity-related category. The Firm maintained its #1 ranking in U.S. syndicated loans, with a 32% market share, and its #3 position in Global Debt, Equity and Equity-related.

Market shares and rankings(a)

	2004		2003		2002
	Market		Market		Market
December 31,	Share	Rankings	Share	Rankings	Share	Rankings

Global debt, equity and equity-related	7%	# 3	8%	# 3	8%	#3
Global syndicated loans	20	# 1	20	# 1	26	#1
Global long-term debt	7	# 2	8	# 2	8	#2
Global equity and equity-related	6	# 6	8	# 4	4	#8
Global announced M&A	26	# 2	16	# 4	14	#5
U.S. debt, equity and equity-related	8	# 5	9	# 3	10	#2
U.S. syndicated loans	32	# 1	35	# 1	39	#1
U.S. long-term debt	12	# 2	10	# 3	13	#2
U.S. equity and equity-related	8	# 6	11	# 4	6	#6
U.S. announced M&A	33	# 1	13	# 8	14	#7

(a)
Sourced from Thomson Financial Securities data. Global announced M&A is based on rank value; all other rankings are based on proceeds, with full credit to each book manager/equal if joint. Because of joint assignments, market share of all participants will add up to more than 100%. Market share and rankings are presented on a combined basis for all periods presented, reflecting the merger of JPMorgan Chase and Bank One.

JPMorgan Chase & Co. / 2004 Annual Report	31

Management’s discussion and analysis
JPMorgan Chase & Co.

Composition of revenue

				Asset
Year ended		Trading-	Lending &	management,
December 31,(a)	Investment	related	deposit	administration	Other		Total net
(in millions)	banking fees	revenue	related fees	and commissions	income	NII	revenue

2004
Investment banking fees	$3,572	$—	$—	$—	$—	$—	$3,572
Fixed income markets	—	5,008	191	287	304	524	6,314
Equities markets	—	427	—	1,076	(95)	83	1,491
Credit portfolio	—	6	348	37	119	718	1,228

Total	$3,572	$5,441	$539	$1,400	$328	$1,325	$12,605

2003
Investment banking fees	$2,871	$—	$—	$—	$—	$—	$2,871
Fixed income markets	—	6,016	107	331	84	449	6,987
Equities markets	—	556	—	851	(85)	84	1,406
Credit portfolio	—	(186)	333	35	104	1,134	1,420

Total	$2,871	$6,386	$440	$1,217	$103	$1,667	$12,684

2002
Investment banking fees	$2,707	$—	$—	$—	$—	$—	$2,707
Fixed income markets	—	4,607	75	295	(20)	493	5,450
Equities markets	—	20	—	911	(53)	140	1,018
Credit portfolio	—	(143)	319	38	(52)	1,345	1,507

Total	$2,707	$4,484	$394	$1,244	$(125)	$1,978	$10,682

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.

IB’s revenues are comprised of the following:

Investment banking fees includes advisory, equity underwriting, bond underwriting and loan syndication fees.

Fixed income markets includes client and portfolio management revenue related to both market-making and proprietary risk-taking across global fixed income markets, including government and corporate debt, foreign exchange, interest rate and commodities markets.

Equities markets includes client and portfolio management revenue related to market-making and proprietary risk-taking across global equity products, including cash instruments, derivatives and convertibles.

Credit portfolio revenue includes Net interest income, fees and loan sale activity for IB’s credit portfolio. Credit portfolio revenue also includes gains or losses on securities received as part of a loan restructuring, and changes in the credit valuation adjustment (“CVA”), which is the component of the fair value of a derivative that reflects the credit quality of the counterparty. See page 63 of the Credit risk management section of this Annual Report for a further discussion of the CVA. Credit portfolio revenue also includes the results of risk management related to the Firm’s lending and derivative activities. See pages 64-65 of the Credit risk management section of this Annual Report for a further discussion on credit derivatives.

32	JPMorgan Chase & Co. / 2004 Annual Report

Retail Financial Services

RFS includes Home Finance, Consumer & Small Business Banking, Auto & Education Finance and Insurance. Through this group of businesses, the Firm provides consumers and small businesses with a broad range of financial products and services including deposits, investments, loans and insurance. Home Finance is a leading provider of consumer real estate loan products and is one of the largest originators and servicers of home mortgages. Consumer & Small Business Banking offers one of the largest branch networks in the United States, covering 17 states with 2,508 branches and 6,650 automated teller machines (“ATMs”). Auto & Education Finance is the largest bank originator of automobile loans as well as a top provider of loans for college students. Through its Insurance operations, the Firm sells and underwrites an extensive range of financial protection products and investment alternatives, including life insurance, annuities and debt protection products.

Selected income statement data

Year ended December 31,(a)
(in millions, except ratios)	2004	2003	2002

Revenue
Lending & deposit related fees	$1,013	$486	$509
Asset management, administration and commissions	849	357	368
Securities/private equity gains (losses)	(83)	381	493
Mortgage fees and related income	1,037	905	982
Credit card income	230	107	91
Other income	31	(28)	82

Noninterest revenue	3,077	2,208	2,525
Net interest income	7,714	5,220	3,823

Total net revenue	10,791	7,428	6,348

Provision for credit losses	449	521	334

Noninterest expense
Compensation expense	2,621	1,695	1,496
Noncompensation expense	3,937	2,773	2,234
Amortization of intangibles	267	3	3

Total noninterest expense	6,825	4,471	3,733

Operating earnings before income tax expense	3,517	2,436	2,281
Income tax expense	1,318	889	849

Operating earnings	$2,199	$1,547	$1,432

Financial ratios
ROE	24%	37%	37%
ROA	1.18	1.05	1.25
Overhead ratio	63	60	59

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.

2004 compared with 2003
Operating earnings were $2.2 billion, up from $1.5 billion a year ago. The increase was largely due to the Merger. Excluding the benefit of the Merger, earnings declined as lower MSR risk management results and reduced prime mortgage production revenue offset the benefits of growth in loan balances, wider spreads on deposit products and improvement in credit costs.

Total net revenue increased to $10.8 billion, up 45% from the prior year. Net interest income increased by 48% to $7.7 billion, primarily due to the Merger, growth in retained loan balances and wider spreads on deposit products. Noninterest revenue increased to $3.1 billion, up 39%, due to the Merger and higher mortgage servicing income. Both components of total revenue included declines associated with risk managing the MSR asset and lower prime mortgage originations.

The Provision for credit losses was down 14% to $449 million, despite the influence of the Merger. The effect of the Merger was offset by a reduction in the allowance for loan losses, resulting from the sale of the manufactured home loan portfolio, and continued positive credit quality trends in the consumer lending businesses.

Noninterest expense totaled $6.8 billion, up 53% from the prior year, primarily due to the Merger and continued investments to expand the branch network. Partially offsetting the increase were merger-related expense savings in all businesses.

2003 compared with 2002
Total net revenue was $7.4 billion in 2003, an increase of 17% over 2002. Net interest income increased by 37% to $5.2 billion, reflecting the positive impact of the low interest rate environment on consumer loan originations, particularly in Home Finance, and on spreads earned on retained loans.

The Provision for credit losses of $521 million increased by 56% compared with the prior year due to continued growth in the retained loan portfolios. Credit quality remained stable in 2003, as charge-offs decreased slightly, to $381 million.

Noninterest expense rose 20% to $4.5 billion. The increase reflected higher business volumes and compensation costs.

JPMorgan Chase & Co. / 2004 Annual Report	33

Management’s discussion and analysis
JPMorgan Chase & Co.

Selected metrics

Year ended December 31,(a)
(in millions, except headcount and ratios)	2004	2003	2002

Selected balance sheet (ending)
Total assets	$226,560	$139,316	NA
Loans(b)	202,473	121,921	NA
Core deposits(c)	157,256	75,850	NA
Total deposits	182,765	86,162	NA

Selected balance sheet (average)
Total assets	$185,928	$147,435	$114,248
Loans(d)	162,768	120,750	93,125
Core deposits(c)	121,121	80,116	68,551
Total deposits	137,796	89,793	79,348
Equity	9,092	4,220	3,907

Headcount	59,632	32,278	29,096

Credit data and quality statistics
Net charge-offs(e)	$990	$381	$382
Nonperforming loans(f)	1,161	569	554
Nonperforming assets	1,385	775	730
Allowance for loan losses	1,228	1,094	955

Net charge-off rate	0.67%	0.40%	0.48%
Allowance for loan losses to ending loans(b)	0.67	1.04	NA
Allowance for loan losses to nonperforming loans(f)	107	209	181

Nonperforming loans to total loans	0.57	0.47	NA

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.
(b)
End-of-period loans include loans held for sale of $18,022 million, $17,105 million and $19,948 million at December 31, 2004, 2003 and 2002, respectively. Those amounts are not included in the allowance coverage ratios.

(c)	Includes demand and savings deposits.
(d)	Average loans include loans held for sale of $14,736 million, $25,293 million and $13,500 million for 2004, 2003 and 2002, respectively. These amounts are not included in the net charge-off rate.
(e)	Includes $406 million of charge-offs related to the manufactured home loan portfolio in the fourth quarter of 2004.
(f)
Nonperforming loans include loans held for sale of $13 million, $45 million and $25 million at December 31, 2004, 2003 and 2002, respectively. These amounts are not included in the allowance coverage ratios.

NA – Data for 2002 is not available on a comparable basis.

Home Finance

Home Finance is comprised of two key business segments: Prime Production & Servicing and Consumer Real Estate Lending. The Prime Production & Servicing segment includes the operating results associated with the origination, sale and servicing of prime mortgages. Consumer Real Estate Lending reflects the operating results of consumer loans that are secured by real estate, retained by the Firm and held in the portfolio. This portfolio includes prime and subprime first mortgages, home equity lines and loans, and manufactured home loans. The Firm stopped originating manufactured home loans early in 2004 and sold substantially all of its remaining portfolio at the end of the year.

Selected income statement data by business

Year ended December 31,(a)
(in millions)	2004	2003	2002

Prime production and servicing
Production	$728	$1,339	$1,052
Servicing:
Mortgage servicing revenue, net of amortization	651	453	486
MSR risk management results	113	784	670

Total net revenue	1,492	2,576	2,208
Noninterest expense	1,115	1,124	921
Operating earnings	240	918	821

Consumer real estate lending
Total net revenue	2,376	1,473	712
Provision for credit losses	74	240	191
Noninterest expense	922	606	417
Operating earnings	881	414	81

Total Home Finance
Total net revenue	3,868	4,049	2,920
Provision for credit losses	74	240	191
Noninterest expense	2,037	1,730	1,338
Operating earnings	1,121	1,332	902

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.

2004 compared with 2003
Operating earnings in the Prime Production & Servicing segment dropped to $240 million from $918 million in the prior year. Results reflected a decrease in prime mortgage production revenue, to $728 million from $1.3 billion, due to a decline in mortgage originations. Operating earnings were also impacted by a drop in MSR risk management revenue, to $113 million from $784 million in the prior year. Results in 2004 included realized losses of $89 million on the sale of AFS securities associated with risk management of the MSR asset, compared with securities gains of $359 million in the prior year. Noninterest expense was relatively flat at $1.1 billion.

34	JPMorgan Chase & Co. / 2004 Annual Report

Operating earnings for the Consumer Real Estate Lending segment more than doubled to $881 million from $414 million in the prior year. The increase was largely due to the addition of the Bank One home equity lending business but also reflected growth in retained loan balances and a $95 million net benefit associated with the sale of the $4 billion manufactured home loan portfolio; partially offsetting these increases were lower subprime mortgage securitization gains. These factors contributed to total net revenue rising 61% to $2.4 billion. The provision for credit losses, at $74 million, decreased by 69% from a year ago. This was the result of an $87 million reduction in the allowance for loan losses associated with the manufactured home loan portfolio sale, improved credit quality and lower delinquencies, partially offset by the Merger. Noninterest expense totaled $922 million, up 52% from the year-ago period, largely due to the Merger.

2003 compared with 2002
Home Finance achieved record financial performance in 2003, as operating earnings of $1.3 billion increased by 48% from 2002.

Total net revenue of $4.0 billion increased by 39% over 2002, given record production revenue, improved margins and higher home equity revenue.

The provision for credit losses of $240 million for 2003 increased by 26% over 2002, primarily due to higher retained loan balances. Credit quality continued to be strong relative to 2002, as evidenced by a lower net charge-off ratio and reduced delinquencies.

Noninterest expense of $1.7 billion increased by 29% from 2002, primarily a result of growth in origination volume. The increase in expenses was also a result of higher performance-related incentives and strategic investments made to further expand certain distribution channels. These were partially offset by production-related expense reduction efforts initiated in the fourth quarter of 2003.

Selected metrics

Year ended December 31,(a)
(in millions, except ratios and where otherwise noted)	2004	2003	2002

Origination volume by channel (in billions)
Retail	$74.2	$90.8	$56.3
Wholesale	48.5	65.6	36.2
Correspondent	22.8	44.5	20.6
Correspondent negotiated transactions	41.5	83.3	42.6

Total	187.0	284.2	155.7
Origination volume by business (in billions)
Mortgage	$144.6	$259.5	$141.8
Home equity	42.4	24.7	13.9

Total	187.0	284.2	155.7
Business metrics (in billions)
Loans serviced (ending)	$562.0	$470.0	$426.0
MSR net carrying value (ending)	5.1	4.8	3.2
End of period loans owned
Mortgage loans held for sale	14.2	15.9	18.8
Mortgage loans retained	42.6	34.5	26.9
Home equity and other loans	67.9	24.1	18.5

Total end of period loans owned	124.7	74.5	64.2
Average loans owned
Mortgage loans held for sale	12.1	23.5	12.0
Mortgage loans retained	40.7	32.0	27.7
Home equity and other loans	47.0	19.4	17.2

Total average loans owned	99.8	74.9	56.9
Overhead ratio	53%	43%	46%
Credit quality statistics
30+ day delinquency rate	1.27%	1.81%	3.07%
Net charge-offs
Mortgage	$19	$26	$50
Home equity and other loans(b)	554	109	93

Total net charge-offs	573	135	143
Net charge-off rate
Mortgage	0.05%	0.08%	0.18%
Home equity and other loans	1.18	0.56	0.53
Total net charge-off rate(c)	0.65	0.26	0.32
Nonperforming assets	$844	$546	$518

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.
(b)	Includes $406 million of charge-offs related to the manufactured home loan portfolio in the fourth quarter of 2004.
(c)	Excludes mortgage loans held for sale.

Home Finance’s origination channels are comprised of the following:

Retail - A mortgage banker employed by the Firm directly contacts borrowers who are buying or refinancing a home through a branch office, through the Internet or by phone. Borrowers are frequently referred to a mortgage banker by real estate brokers, home builders or other third parties.

Wholesale - A third-party mortgage broker refers loans to a mortgage banker at the Firm. Brokers are independent loan originators that specialize in finding and counseling borrowers but do not provide funding for loans.

Correspondent - Banks, thrifts, other mortgage banks and other financial institutions sell closed loans to the Firm.

Correspondent negotiated transactions (“CNT”) - Mid- to large-sized mortgage lenders, banks and bank-owned mortgage companies sell servicing to the Firm on an as-originated basis. These transactions supplement traditional production channels and provide growth opportunities in the servicing portfolio in stable and rising-rate periods.

JPMorgan Chase & Co. / 2004 Annual Report	35

Management’s discussion and analysis
JPMorgan Chase & Co.

The table below reconciles management’s disclosure of Home Finance’s revenue into the reported U.S. GAAP line items shown on the Consolidated statement of income and in the related Notes to Consolidated financial statements:

Year ended December 31,(a)	Prime production and servicing			Consumer real estate lending			Total revenue
(in millions)	2004	2003	2002	2004	2003	2002	2004	2003	2002

Net interest income	$700	$1,556	$727	$2,245	$1,226	$712	$2,945	$2,782	$1,439
Securities / private equity gains (losses)	(89)	359	498	—	—	—	(89)	359	498
Mortgage fees and related income(b)	881	661	983	131	247	—	1,012	908	983

Total	$1,492	$2,576	$2,208	$2,376	$1,473	$712	$3,868	$4,049	$2,920

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.
(b)	Includes activity reported elsewhere as Other income.

The following table details the MSR risk management results in the Home Finance business:

MSR risk management results

Year ended December 31,(a)
(in millions)	2004	2003	2002

Reported amounts:
MSR valuation adjustments(b)	$(248)	$(253)	$(4,040)
Derivative valuation adjustments and other risk management gains (losses)(c)	361	1,037	4,710

MSR risk management results	$113	$784	$670

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.
(b)	Excludes subprime loan MSR activity of $(2) million and $(13) million in 2004 and 2002, respectively. There was no subprime loan MSR activity in 2003.
(c)	Includes gains, losses and interest income associated with derivatives both designated and not designated as a SFAS 133 hedge, and securities classified as both trading and available-for-sale.

Home Finance uses a combination of derivatives, AFS securities and trading securities to manage changes in the fair value of the MSR asset. These risk management activities are intended to protect the economic value of the MSR asset by providing offsetting changes in the fair value of related risk management instruments. The type and amount of hedging instruments used in this risk management activity change over time as market conditions and approach dictate.

During 2004, negative MSR valuation adjustments of $248 million were more than offset by $361 million of aggregate risk management gains, including net interest earned on AFS securities. In 2003, negative MSR valuation adjustments of $253 million were more than offset by $1.0 billion of aggregate risk management gains, including net interest earned on AFS securities. Unrealized gains/(losses) on AFS securities were $(3) million, $(144) million and $377 million at December 31, 2004, 2003 and 2002, respectively. For a further discussion of MSRs, see Critical accounting estimates on page 79 and Note 15 on pages 109-111 of this Annual Report.

Consumer & Small Business Banking

Consumer & Small Business Banking offers a full array of financial services through a branch network spanning 17 states as well as through the Internet. Product offerings include checking and savings accounts, mutual funds and annuities, credit cards, mortgages and home equity loans, and loans for small business customers (generally with annual sales less than $10 million). This segment also includes community development loans.

Selected income statement data

Year ended December 31,(a)
(in millions)	2004	2003	2002

Total net revenue	$5,385	$2,422	$2,648
Provision for credit losses	165	76	(31)
Noninterest expense	3,981	2,358	2,055
Operating earnings	760	(4)	361

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.

2004 compared with 2003
Operating earnings totaled $760 million, up from a loss of $4 million in the prior-year period. The increase was largely due to the Merger but also reflected wider spreads on deposits and lower expenses. These benefits were partially offset by a higher Provision for credit losses.

Total net revenue was $5.4 billion, compared with $2.4 billion in the prior year. While the increase is primarily attributable to the Merger, total net revenue also benefited from wider spreads on deposits.

The Provision for credit losses increased to $165 million from $76 million in the prior year. The increase was in part due to the Merger but also reflected an increase in the Allowance for credit losses to cover high-risk portfolio segments.

The increase in noninterest expense to $4.0 billion was largely attributable to the Merger. Incremental expense from investments in the branch distribution network was also a contributing factor.

2003 compared with 2002
Total net revenue of $2.4 billion decreased by 9% compared with 2002. Net interest income declined by 10% to $1.6 billion, primarily due to the low-interest rate environment. Noninterest revenue decreased by 5% to $828 million given lower deposit fee income, decreased debit card fees and one-time gains in 2002.

Noninterest expense of $2.4 billion increased by 15% from 2002. The increase was largely due to investments in technology within the branch network and higher compensation expenses related to increased staff levels.

The Provision for credit losses of $76 million increased by $107 million compared with 2002. This reflected a reduction in the allowance for loan losses in 2002.

36	JPMorgan Chase & Co. / 2004 Annual Report

Selected metrics

Year ended December 31,(a)
(in millions, except ratios and where otherwise noted)	2004	2003	2002

Business metrics (in billions)
End-of-period balances
Small business loans	$12.5	$2.2	NA
Consumer and other loans(b)	2.2	2.0	NA

Total loans	14.7	4.2	NA
Core deposits(c)	146.7	66.4	NA
Total deposits	172.2	76.7	NA

Average balances
Small business loans	$7.3	$2.1	$1.9
Consumer and other loans(b)	2.1	2.0	2.6

Total loans	9.4	4.1	4.5
Core deposits(c)	110.0	64.8	57.9
Total deposits	126.6	74.4	68.7

Number of:
Branches	2,508	561	560
ATMs	6,650	1,931	1,876
Personal bankers	5,324	1,820	1,587
Personal checking accounts (in thousands)	7,286	1,984	2,037
Business checking accounts (in thousands)	894	347	345
Online customers (in thousands)	6,587	NA	NA
Debit cards issued (in thousands)	8,392	2,380	2,352

Overhead ratio	74%	97%	78%
Retail brokerage business metrics
Investment sales volume	$7,324	$3,579	NA
Number of dedicated investment sales representatives	1,364	349	291

Credit quality statistics
Net charge-offs
Small business	$77	$35	$24
Consumer and other loans	77	40	51

Total net charge-offs	154	75	75
Net charge-off rate
Small business	1.05%	1.67%	1.26%
Consumer and other loans	3.67	2.00	1.96
Total net charge-off rate	1.64	1.83	1.67
Nonperforming assets	$299	$72	$94

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.
(b)	Primarily community development loans.
(c)	Includes demand and savings deposits.
NA – Data is not available on a comparable basis.

Auto & Education Finance

Auto & Education Finance provides automobile loans and leases to consumers and loans to commercial clients, primarily through a national network of automotive dealers. The segment also offers loans to students via colleges and universities across the United States.

Selected income statement data

Year ended December 31,(a)
(in millions)	2004	2003	2002

Total net revenue	$1,145	$842	$683
Provision for credit losses	210	205	174
Noninterest expense	490	291	247
Operating earnings	270	206	166

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.

2004 compared with 2003
Operating earnings totaled $270 million, up 31% from the prior year. While the increase was reflective of the Merger, performance for the year was moderated by narrower spreads and reduced origination volumes arising from a competitive operating environment.

Total net revenue increased by 36% to $1.1 billion from the prior year. This increase reflected the Merger but included a decline in net interest income, given the competitive operating environment in 2004 and incremental charges associated with the Firm’s lease residual exposure.

The Provision for credit losses totaled $210 million, up 2% from the prior year. The increase was due to the Merger but was largely offset by a lower provision for credit losses, reflecting favorable credit trends.

Noninterest expense increased by 68% to $490 million, largely due to the Merger.

The following is a brief description of selected business metrics within Consumer & Small Business Banking.

•
Personal bankers — Retail branch office personnel who acquire, retain and expand new and existing customer relationships by assessing customer needs and recommending and selling appropriate banking products and services.

•
Investment sales representatives — Licensed retail branch sales personnel, assigned to support several branches, who assist with the sale of investment products including college planning accounts, mutual funds, annuities and retirement accounts.

JPMorgan Chase & Co. / 2004 Annual Report	37

Management’s discussion and analysis
JPMorgan Chase & Co.

2003 compared with 2002
In 2003, operating earnings were $206 million, 24% higher than in 2002. Total net revenue grew by 23% to $842 million. Net interest income grew by 33% in comparison to 2002, driven by higher average loans and leases outstanding and wider spreads.

The Provision for credit losses increased by 18% to $205 million, primarily reflecting a 32% increase in average loan and lease receivables. Credit quality continued to be strong relative to 2002, as evidenced by a lower net charge-off ratio and a reduced delinquency rate.

Noninterest expense of $291 million increased by 18% compared with 2002. The increase in expenses was driven by higher origination volume and higher performance-based incentives.

Selected metrics

Year ended December 31,(a)
(in millions, except ratios and where otherwise noted)	2004	2003	2002

Business metrics (in billions)
End of period loans and lease receivables
Loans receivables	$54.6	$33.7	$28.0
Lease receivables	8.0	9.5	9.4

Total end-of-period loans and lease receivables	62.6	43.2	37.4
Average loans and lease receivables
Loans outstanding (average)(b)	$44.3	$32.0	$23.3
Lease receivables (average)	9.0	9.7	8.4

Total average loans and lease receivables(b)	53.3	41.7	31.7

Overhead ratio	43%	35%	36%

Credit quality statistics
30+ day delinquency rate	1.55%	1.42%	1.49%
Net charge-offs
Loans	$219	$130	$126
Lease receivables	44	41	38

Total net charge-offs	263	171	164
Net charge off rate
Loans(b)	0.52%	0.43%	0.58%
Lease receivables	0.49	0.42	0.45
Total net charge-off rate(b)	0.52	0.43	0.54
Nonperforming assets	$242	$157	$118

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.
(b)	Average loans include loans held for sale of $2.3 billion, $1.8 billion and $1.5 billion for, 2004, 2003 and 2002, respectively. These are not included in the net charge-off rate.

Insurance

Insurance is a provider of financial protection products and services, including life insurance, annuities and debt protection. Products and services are distributed through both internal lines of business and external markets.

Selected income statement data

Year ended December 31,(a)
(in millions)	2004	2003	2002

Total net revenue	$393	$115	$97
Noninterest expense	317	92	93
Operating earnings	48	13	3
Memo: Consolidated gross insurance-related revenue(b)	1,191	611	536

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.
(b)	Includes revenue reported in the results of other businesses.

2004 compared with 2003
Insurance operating earnings totaled $48 million on total net revenue of $393 million in 2004. The increases in total net revenue and noninterest expense over the prior year were almost entirely due to the Merger.

2003 compared with 2002
Operating earnings in 2003 reflected a 19% increase in Total net revenue, while expenses were essentially flat.

Selected metrics

Year ended December 31,(a)
(in millions, except where otherwise noted)	2004	2003	2002

Business metrics — ending balances
Invested assets	$7,368	$1,559	$919
Policy loans	397	—	—
Insurance policy and claims reserves	7,279	1,096	535
Term premiums — first year annualized	28	—	—
Proprietary annuity sales	208	548	490
Number of policies in force — direct/assumed (in thousands)	2,611	631	NA
Insurance in force — direct/assumed	$277,827	$31,992	NA
Insurance in force — retained	80,691	31,992	NA
A.M. Best rating	A	A	A

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.
NA — Data for 2002 is not available on a comparable basis.

The following is a brief description of selected business metrics within Insurance.

•	Proprietary annuity sales represent annuity contracts marketed through and issued by subsidiaries of the Firm.

•	Insurance in force — direct/assumed includes the aggregate face amount of insurance policies directly underwritten and assumed through reinsurance.

•	Insurance in force — retained includes the aggregate face amounts of insurance policies directly underwritten and assumed through reinsurance, after reduction for face amounts ceded to reinsurers.

38	JPMorgan Chase & Co. / 2004 Annual Report

Card Services

Card Services is the largest issuer of general purpose credit cards in the United States, with approximately 94 million cards in circulation, and is the largest merchant acquirer. CS offers a wide variety of products to satisfy the needs of its cardmembers, including cards issued on behalf of many well-known partners, such as major airlines, hotels, universities, retailers and other financial institutions.

JPMorgan Chase uses the concept of “managed receivables” to evaluate the credit performance of the underlying credit card loans, both sold and not sold: as the same borrower is continuing to use the credit card for ongoing charges, a borrower’s credit performance will affect both the receivables sold under SFAS 140 and those not sold. Thus, in its disclosures regarding managed receivables, JPMorgan Chase treats the sold receivables as if they were still on the balance sheet in order to disclose the credit performance (such as net charge-off rates) of the entire managed credit card portfolio. Operating results exclude the impact of credit card securitizations on revenue, the provision for credit losses, net charge-offs and receivables. Securitization does not change reported net income versus operating earnings; however, it does affect the classification of items on the Consolidated statements of income.

Selected income statement data – managed basis

Year ended December 31,(a)
(in millions, except ratios)	2004	2003	2002

Revenue
Asset management, administration and commissions	$75	$108	$126
Credit card income	2,179	930	826
Other income	117	54	31

Noninterest revenue	2,371	1,092	983
Net interest income	8,374	5,052	4,930

Total net revenue	10,745	6,144	5,913

Provision for credit losses	4,851	2,904	2,751

Noninterest expense
Compensation expense	893	582	523
Noncompensation expense	2,485	1,336	1,320
Amortization of intangibles	505	260	286

Total noninterest expense	3,883	2,178	2,129

Operating earnings before income tax expense	2,011	1,062	1,033
Income tax expense	737	379	369

Operating earnings	$1,274	$683	$664

Financial metrics
ROE	17%	20%	19%
Overhead ratio	36	35	36

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.

2004 compared with 2003
Operating earnings of $1.3 billion increased by $591 million compared with the prior year, primarily due to the Merger. In addition, earnings benefited from higher loan balances and charge volume, partially offset by a higher provision for credit losses and higher expenses.

Total net revenue of $10.7 billion increased by $4.6 billion. Net interest income of $8.4 billion increased by $3.3 billion, primarily due to the Merger and higher loan balances. Noninterest revenue of $2.4 billion increased by $1.3 billion, primarily due to the Merger and higher charge volume, which generated increased interchange income. This was partially offset by higher volume-driven payments to partners, reflecting the sharing of income and increased rewards expense.

The Provision for credit losses of $4.9 billion increased by $1.9 billion, primarily due to the Merger and growth in credit card receivables. Credit ratios remained strong, benefiting from reduced contractual and bankruptcy charge-offs. The net charge-off ratio was 5.27%. The 30-day delinquency ratio was 3.70%.

Noninterest expense of $3.9 billion increased by $1.7 billion, primarily related to the Merger. In addition, expenses increased due to higher marketing expenses and volume-based processing expenses, partially offset by lower compensation expenses.

2003 compared with 2002
Operating earnings of $683 million increased by $19 million or 3% compared with the prior year. Earnings benefited from higher revenue, partially offset by a higher provision for credit losses and expenses.

Total net revenue of $6.1 billion increased by 4%. Net interest income of $5.1 billion increased by 2% due to higher spread and loan balances. Noninterest revenue of $1.1 billion increased by 11% due to higher charge volume, which generated increased interchange income. This was partially offset by higher rewards expense.

The Provision for credit losses was $2.9 billion, an increase of 6%, primarily due to the higher provision for credit losses and higher losses due to loan growth. Conservative risk management and rigorous collection practices contributed to stable credit quality.

Noninterest expense was $2.2 billion, an increase of 2%, due to volume-based processing expenses, partially offset by disciplined expense management.

JPMorgan Chase & Co./2004 Annual Report	39

Management’s discussion and analysis

JPMorgan Chase & Co.

Selected metrics

Year ended December 31,(a)
(in millions, except headcount, ratios
and where otherwise noted)	2004	2003	2002

Memo: Net securitization gains (amortization)	$(8)	$1	$16

% of average managed outstandings:
Net interest income	9.16%	9.95%	10.08%
Provision for credit losses	5.31	5.72	5.62
Noninterest revenue	2.59	2.15	2.01
Risk adjusted margin(b)	6.45	6.38	6.46
Noninterest expense	4.25	4.29	4.35
Pre-tax income	2.20	2.09	2.11
Operating earnings	1.39	1.35	1.36

Business metrics
Charge volume (in billions)	$193.6	$88.2	$79.0
Net accounts opened (in thousands)	7,523	4,177	3,680
Credit cards issued (in thousands)	94,285	35,103	33,488
Number of registered internet customers (in millions)	13.6	3.7	2.2
Merchant acquiring business
Bank card volume (in billions)	$396.2	$261.2	$226.1
Total transactions (in millions)	12,066	7,154	6,509

Selected ending balances
Loans:
Loans on balance sheet	$64,575	$17,426	$20,101
Securitized loans	70,795	34,856	30,722

Managed loans	$135,370	$52,282	$50,823

Selected average balances
Managed assets	$94,741	$51,406	$49,648
Loans:
Loans on balance sheet	$38,842	$17,604	$22,410
Securitized loans	52,590	33,169	26,519

Managed loans	$91,432	$50,773	$48,929

Equity	7,608	3,440	3,444

Headcount	19,598	10,612	10,885

Credit quality statistics – managed
Net charge-offs	$4,821	$2,996	$2,887
Net charge-off rate	5.27%	5.90%	5.90%

Delinquency ratios – managed
30+ days	3.70%	4.68%	4.69%
90+ days	1.72	2.19	2.16

Allowance for loan losses	$2,994	$1,225	$1,459
Allowance for loan losses to period-end loans	4.64%	7.03%	7.26%

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.
(b)	Represents Total net revenue less Provision for credit losses.

The financial information presented below reconciles reported basis and managed basis to disclose the effect of securitizations.

Year ended December 31,(a)
(in millions)	2004	2003	2002

Income statement data
Credit card income
Reported data for the period	$4,446	$2,309	$2,167
Securitization adjustments	(2,267)	(1,379)	(1,341)

Managed credit card income	$2,179	$930	$826

Other income
Reported data for the period	$203	$125	$67
Securitization adjustments	(86)	(71)	(36)

Managed other income	$117	$54	$31

Net interest income
Reported data for the period	$3,123	$1,732	$2,114
Securitization adjustments	5,251	3,320	2,816

Managed net interest income	$8,374	$5,052	$4,930

Total net revenue(b)
Reported data for the period	$7,847	$4,274	$4,474
Securitization adjustments	2,898	1,870	1,439

Managed total net revenue	$10,745	$6,144	$5,913

Provision for credit losses
Reported data for the period	$1,953	$1,034	$1,312
Securitization adjustments	2,898	1,870	1,439

Managed provision for credit losses	$4,851	$2,904	$2,751

Balance sheet – average balances
Total average assets
Reported data for the period	$43,657	$19,041	$23,129
Securitization adjustments	51,084	32,365	26,519

Managed average assets	$94,741	$51,406	$49,648

Credit quality statistics
Net charge-offs
Reported net charge-offs data for the period	$1,923	$1,126	$1,448
Securitization adjustments	2,898	1,870	1,439

Managed net charge-offs	$4,821	$2,996	$2,887

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.
(b)	Includes Credit card income, Other income and Net interest income.

The following is a brief description of selected business metrics within Card Services.

•	Charge volume – Represents the dollar amount of cardmember purchases, balance transfers and cash advance activity.

•	Net accounts opened – Includes originations, purchases and sales.

•	Merchant acquiring business – Represents an entity that processes payments for merchants. JPMorgan Chase is a majority owner of Paymentech, Inc. and a 50% owner of Chase Merchant Services.

•	Bank card volume – Represents the dollar amount of transactions processed for the merchants.

•	Total transactions – Represents the number of transactions and authorizations processed for the merchants.

40	JPMorgan Chase & Co./2004 Annual Report

Commercial Banking

Commercial Banking serves more than 25,000 corporations, municipalities, financial institutions and not-for-profit entities, with annual revenues generally ranging from $10 million to $2 billion. A local market presence and a strong customer service model, coupled with a focus on risk management, provide a solid infrastructure for Commercial Banking to provide the Firm’s complete product set – lending, treasury services, investment banking and investment management – for both corporate clients and their executives. Commercial Banking’s clients benefit greatly from the Firm’s extensive branch network and often use the Firm exclusively to meet their financial services needs.

Commercial Banking operates in 10 of the top 15 major U.S. metropolitan areas. Within this network, Commercial Banking is divided into three customer coverage segments. General coverage for corporate clients is done by Middle Market Banking, which generally covers clients up to $500 million, and Corporate Banking, which generally covers clients over $500 million. Corporate Banking typically focuses on clients that have broader investment banking needs. The third segment, Commercial Real Estate, serves investors in and developers of for-sale housing, multifamily rental, retail, office and industrial properties. In addition to these three customer groupings, Commercial Banking offers several products to the Firm’s entire customer base. Chase Business Credit is a leading national provider of highly structured asset-based financing, syndications and collateral analysis. Chase Equipment Leasing finances a variety of equipment types and offers vendor programs for leading capital and technology equipment manufacturers. Given this structure, Commercial Banking manages a customer base and loan portfolio that is highly diversified across a broad range of industries and geographic locations.

Commercial Banking was known prior to the Merger as Chase Middle Market and was a business within the former Chase Financial Services.

Selected income statement data

Year ended December 31,(a)
(in millions, except ratios)	2004	2003	2002

Revenue
Lending & deposit related fees	$441	$301	$285
Asset management, administration and commissions	32	19	16
Other income(b)	209	73	65

Noninterest revenue	682	393	366
Net interest income	1,692	959	999

Total net revenue	2,374	1,352	1,365

Provision for credit losses	41	6	72

Noninterest expense
Compensation expense	465	285	237
Noncompensation expense	843	534	565
Amortization of intangibles	35	3	7

Total noninterest expense	1,343	822	809

Operating earnings before income tax expense	990	524	484
Income tax expense	382	217	201

Operating earnings	$608	$307	$283

Financial ratios
ROE	29%	29%	24%
ROA	1.67	1.87	1.77
Overhead ratio	57	61	59

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.
(b)	IB-related and commercial card revenues are included in Other income.

2004 compared with 2003
Operating earnings were $608 million, an increase of 98%, primarily due to the Merger.

Total net revenue was $2.4 billion, an increase of 76%, primarily due to the Merger. In addition to the overall increase related to the Merger, Net interest income of $1.7 billion was positively affected by higher deposit balances, partially offset by lower lending-related revenue. Noninterest revenue of $682 million was positively affected by higher investment banking fees and higher gains on the sale of loans and securities acquired in satisfaction of debt, partially offset by lower service charges on deposits, which often decline as interest rates rise.

The Provision for credit losses was $41 million, an increase of $35 million, primarily due to the Merger. Excluding the impact of the Merger, the provision was higher in 2004. Lower net charge-offs in 2004 were partially offset by lower reductions in the Allowance for credit losses in 2004 relative to 2003.

Noninterest expense was $1.3 billion, an increase of $521 million, or 63%, primarily related to the Merger.

JPMorgan Chase & Co./2004 Annual Report	41

Management’s discussion and analysis

JPMorgan Chase & Co.

2003 compared with 2002
Operating earnings were $307 million, an increase of 8% compared with 2002.

Total net revenue of $1.4 billion decreased by 1% compared with 2002. Net interest income of $1.0 billion decreased by 4% compared with the prior year, primarily due to lower deposit and loan spreads, partially offset by higher deposit and loan balances. Noninterest revenue was $393 million, an increase of 7%, primarily reflecting higher service charges on deposits and investment banking fees.

The Provision for credit losses was $6 million, a decrease of $66 million, which resulted from a larger reduction in the Allowance for credit losses and lower net charge-offs in 2003, reflecting an improvement in credit quality.

Noninterest expense was $822 million, an increase of 2% compared with 2002. The increase was the result of higher severance costs and performance-based incentives, partially offset by a decrease in other expenses.

Selected metrics

Year ended December 31,(a)
(in millions, except headcount and ratios)	2004	2003	2002

Revenue by product:
Lending	$764	$396	$414
Treasury services	1,467	896	925
Investment banking	120	66	51
Other	23	(6)	(25)
Total Commercial Banking revenue	2,374	1,352	1,365

Selected balance sheet (average)
Total assets	$36,435	$16,460	$15,973
Loans and leases	32,417	14,049	13,642
Deposits	51,620	32,880	29,403
Equity	2,093	1,059	1,199

Headcount	4,555	1,730	1,807

Credit data and quality statistics:
Net charge-offs	$61	$76	$107
Nonperforming loans	527	123	198
Allowance for loan losses	1,322	122	182
Allowance for lending-related commitments(b)	169	26	—

Net charge-off rate	0.19%	0.54%	0.78%
Allowance for loan losses to average loans	4.08	0.87	1.33
Allowance for loan losses to nonperforming loans	251	99	92
Nonperforming loans to average loans	1.63	0.88	1.45

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.
(b)	In 2002, the Allowance for lending-related commitments was allocated to the IB. Had the amount been allocated to CB, the allowance would have been $24 million.

Commercial Banking revenues are comprised of the following:

Lending incorporates a variety of financing alternatives, such as term loans, revolving lines of credit and asset-based structures and leases, which are often secured by receivables, inventory, equipment or real estate.

Treasury services incorporates a broad range of products and services to help clients manage short-term liquidity through deposits and sweeps, and longer-term investment needs through money market accounts, certificates of deposit and mutual funds; manage working capital through lockbox, global trade, global clearing and commercial card products; and have ready access to information to manage their business through online reporting tools.

Investment banking products provide clients with more sophisticated capital-raising alternatives, through loan syndications, investment-grade debt, asset-backed securities, private placements, high-yield bonds and equity underwriting, and balance sheet and risk management tools through foreign exchange, derivatives, M&A and advisory services.

42	JPMorgan Chase & Co./2004 Annual Report

Treasury & Securities Services

Treasury & Securities Services is a global leader in providing transaction, investment and information services to support the needs of corporations, issuers and institutional investors worldwide. TSS is the largest cash management provider in the world and one of the top three global custodians. The Treasury Services business provides clients with a broad range of capabilities, including U.S. dollar and multi-currency clearing, ACH, trade, and short-term liquidity and working capital tools. The Investor Services business provides a wide range of capabilities, including custody, funds services, securities lending, and performance measurement and execution products. The Institutional Trust Services business provides trustee, depository and administrative services for debt and equity issuers. Treasury Services partners with the Commercial Banking, Consumer & Small Business Banking and Asset & Wealth Management segments to serve clients firmwide. As a result, certain Treasury Services revenues are included in other segments’ results.

Selected income statement data

Year ending December 31,(a)
(in millions, except ratios)	2004	2003	2002

Revenue
Lending & deposit related fees	$647	$470	$445
Asset management, administration and commissions	2,445	1,903	1,800
Other income	382	288	328

Noninterest revenue	3,474	2,661	2,573
Net interest income	1,383	947	962

Total net revenue	4,857	3,608	3,535

Provision for credit losses	7	1	3
Credit reimbursement (to) from IB(b)	(90)	36	82

Noninterest expense
Compensation expense	1,629	1,257	1,131
Noncompensation expense	2,391	1,745	1,616
Amortization of intangibles	93	26	24

Total noninterest expense	4,113	3,028	2,771

Operating earnings before income tax expense	647	615	843
Income tax expense	207	193	294

Operating earnings	$440	$422	$549

Financial ratios
ROE	17%	15%	20%
Overhead ratio	85	84	78

Memo
Treasury Services firmwide overhead ratios(c)	62	62	62
Treasury & Securities Services firmwide overhead ratio(c)	74	76	72

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.
(b)
TSS is charged a credit reimbursement related to certain exposures managed within the IB credit portfolio on behalf of clients shared with TSS. For a further discussion, see Credit reimbursement on page 29 of this Annual Report.

(c)
TSS and TS firmwide overhead ratios have been calculated based on the firmwide revenues described in footnote (b) on page 44 of this Annual Report and TSS or TS expenses, respectively, including those allocated to certain other lines of business.

2004 compared with 2003

Operating earnings for the year were $440 million, an increase of $18 million, or 4%. Results in 2004 include an after-tax gain of $10 million on the sale of an Investor Services business. Prior-year results include an after-tax gain of $22 million on the sale of an Institutional Trust Services business. Excluding these one-time gains, operating earnings increased by $30 million, or 8%. Both net revenue and Noninterest expense increased primarily as a result of the Merger, the acquisition of Bank One’s Corporate Trust business in November 2003 and the acquisition of EFS in January 2004.

TSS net revenue improved by 35% to $4.9 billion. This revenue growth reflected the benefit of the Merger and the acquisitions noted above and improved product revenues across TSS. Net interest income grew to $1.4 billion from $947 million as a result of average deposit balance growth of 44%, to $128 billion, a change in the corporate deposit pricing methodology in 2004 and wider deposit spreads. Growth in fees and commissions was driven by a 20% increase in assets under custody to $9.1 trillion as well as new business growth in trade, commercial card, global equity products, securities lending, fund services, clearing and ACH. Partially offsetting these improvements were lower service charges on deposits, which often decline as interest rates rise, and a soft municipal bond market.

Treasury Services (“TS”) net revenue grew to $2.0 billion, Investor Services (“IS”) to $1.7 billion and Institutional Trust Services (“ITS”) to $1.2 billion. TSS firmwide net revenue grew 41% to $6.5 billion. TSS firmwide net revenues include Treasury Services net revenues recorded in other lines of business.

Credit reimbursement to the Investment Bank was $90 million, compared with a credit from the Investment Bank of $36 million in the prior year, principally due to the Merger and a change in methodology. TSS is charged a credit reimbursement related to certain exposures managed within the Investment Bank credit portfolio on behalf of clients shared with TSS.

Noninterest expense totaled $4.1 billion, up from $3.0 billion, reflecting the Merger and the acquisitions noted above, $155 million of software impairment charges, upfront transition expenses related to on-boarding new custody and fund accounting clients, and legal and technology-related expenses.

On January 7, 2005, JPMorgan Chase agreed to acquire Vastera, a provider of global trade management solutions, for a total transaction value of approximately $129 million. Vastera’s business will be combined with the Logistics and Trade Services businesses of the Treasury Services unit. The transaction is expected to close in the first half of 2005.

2003 compared with 2002

TSS operating earnings decreased by 23% from 2002 while delivering a return on allocated capital of 15%. A 9% increase in Noninterest expense and a lower credit reimbursement contributed to the lower earnings.

Total net revenue increased by 2%, with growth at ITS of 11%. ITS revenue growth was the result of debt product lines, increased volume in asset servicing, a pre-tax gain of $36 million on the sale of an Institutional Trust Services business in 2003, and the result of acquisitions which generated $29 million of new revenue in 2003. TS’s revenue rose by 8% on higher trade and commercial payment card revenue and increased balance-related earnings, including

JPMorgan Chase & Co. / 2004 Annual Report	43

Management’s discussion and analysis

JPMorgan Chase & Co.

higher balance-deficiency fees resulting from the lower interest rate environment. IS’s revenue contracted by 7%, the result of lower NII due to lower interest rates, lower foreign exchange and securities lending revenue, and a pre-tax gain of $50 million on the sale of the Firm’s interest in a non-U.S. securities clearing firm in 2002.

Noninterest expense increased by 9%, attributable to higher severance, the impact of acquisitions, the cost associated with expensing of options, increased pension costs and charges to provide for losses on subletting unoccupied excess real estate.

TSS was assigned a credit reimbursement of pre-tax earnings and the associated capital related to certain credit exposures managed within IB’s credit portfolio on behalf of clients shared with TSS. For 2003, the impact to TSS was to increase pre-tax operating earnings by $36 million and average allocated capital by $712 million.

Treasury & Securities Services firmwide metrics include certain TSS product revenues and deposits reported in other lines of business for customers who are also customers of those lines of business. In order to capture the firmwide impact of TS and TSS products and revenues, management reviews firmwide metrics such as firmwide deposits, firmwide revenue and firmwide overhead ratios in assessing financial performance for TSS. Firmwide metrics are necessary in order to understand the aggregate TSS business.

Selected metrics

Year ending December 31,(a)
(in millions, except headcount and where
otherwise noted)	2004	2003	2002

Revenue by business
Treasury Services(b)	$1,994	$1,200	$1,111
Investor Services	1,709	1,448	1,561
Institutional Trust Services	1,154	960	863

Total net revenue	$4,857	$3,608	$3,535

Memo
Treasury Services firmwide revenue(b)	$3,665	$2,214	$2,125
Treasury & Securities Services firmwide revenue(b)	6,528	4,622	4,549

Business metrics
Assets under custody (in billions)	$9,137	$7,597	$6,336
Corporate trust securities under administration (in billions)(c)	6,676	6,127	NA

Selected balance sheet (average)
Total assets	$23,430	$18,379	$17,239
Loans	7,849	6,009	5,972
Deposits
U.S. deposits	82,928	54,116	$32,698
Non-U.S. deposits	45,022	34,518	34,919

Total deposits	127,950	88,634	67,617
Equity	2,544	2,738	2,700

Memo
Treasury Services firmwide deposits(d)	$99,587	$65,194	$41,508
Treasury & Securities Services firmwide deposits(d)	175,327	119,245	88,865

Headcount	22,612	15,145	14,810

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.
(b)
TSS and Treasury Services firmwide revenues include TS revenues recorded in certain other lines of business. Revenue associated with Treasury Services customers who are also customers of the Commercial Banking, Consumer & Small Business Banking and Asset & Wealth Management lines of business are reported in these other lines of business and are excluded from Treasury Services, as follows:

(in millions)	2004	2003	2002

Treasury Services revenue reported in Commercial Banking	$1,467	$896	$925
Treasury Services revenue reported in other lines of business	204	118	89

Note: Foreign exchange revenues are apportioned between TSS and the IB, and only TSS’s share is included in TSS firmwide revenue.

(c)		Corporate trust securities under administration include debt held in trust on behalf of third parties and debt serviced as agent.
(d)
TSS and TS firmwide deposits include TS’s deposits recorded in certain other lines of business. Deposits associated with Treasury Services customers who are also customers of the Commercial Banking line of business are reported in that line of business and are excluded from Treasury Services.

NA	—	Data for 2002 is not available on a comparable basis.

44	JPMorgan Chase & Co. / 2004 Annual Report

Asset & Wealth Management

Asset & Wealth Management provides investment management to retail and institutional investors, financial intermediaries and high-net-worth families and individuals globally. For retail investors, AWM provides investment management products and services, including a global mutual fund franchise, retirement plan administration, and consultation and brokerage services. AWM delivers investment management to institutional investors across all asset classes. The Private bank and Private client services businesses provide integrated wealth management services to ultra-high-net-worth and high-net-worth clients, respectively.

Selected income statement data

Year ended December 31,(a)
(in millions, except ratios)	2004	2003	2002

Revenue
Lending & deposit related fees	$28	$19	$21
Asset management, administration and commissions	3,140	2,258	2,228
Other income	215	205	216

Noninterest revenue	3,383	2,482	2,465
Net interest income	796	488	467

Total net revenue	4,179	2,970	2,932

Provision for credit losses	(14)	35	85

Noninterest expense
Compensation expense	1,579	1,213	1,141
Noncompensation expense	1,502	1,265	1,261
Amortization of intangibles	52	8	6

Total noninterest expense	3,133	2,486	2,408

Operating earnings before income tax expense	1,060	449	439
Income tax expense	379	162	161

Operating earnings	$681	$287	$278

Financial ratios
ROE	17%	5%	5%
Overhead ratio	75	84	82
Pre-tax margin ratio(b)	25	15	15

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.
(b)
Pre-tax margin represents Operating earnings before income taxes / Total net revenue, which is a comprehensive measure of pre-tax performance and is another basis by which AWM management evaluates its performance and that of its competitors. Pre-tax margin is an effective measure of AWM’s earnings, after all costs are taken into consideration.

2004 compared with 2003

Operating earnings were $681 million, up 137% from the prior year, due largely to the Merger but also driven by increased revenue and a decrease in the Provision for credit losses; these were partially offset by higher Compensation expense.

Total net revenue was $4.2 billion, up 41%, primarily due to the Merger. Additionally, fees and commissions increased due to global equity market appreciation, net asset inflows and the acquisition of JPMorgan Retirement Plan Services (“RPS”) in the second quarter of 2003. Fees and commissions also increased due to an improved product mix, with an increased percentage of assets in higher-yielding products. Net interest income increased due to deposit and loan growth.

The Provision for credit losses was a benefit of $14 million, a decrease of $49 million, due to an improvement in credit quality.

Noninterest expense was $3.1 billion, up 26%, due to the Merger as well as increased Compensation expense and the impact of increased technology and marketing initiatives.

2003 compared with 2002

Operating earnings were $287 million, up 3% from the prior year, reflecting an improved credit portfolio, the benefit of slightly higher revenues. During the second quarter of 2003, the Firm acquired American Century Retirement Plan Services Inc., a provider of defined contribution recordkeeping services, as part of its strategy to grow its U.S. retail investment management business. The business was renamed JPMorgan Retirement Plan Services (“RPS”).

Total net revenue was $3.0 billion, up 1% from the prior year. The increase in fees and commissions reflected the acquisition of RPS and increased average equity market valuations in client portfolios, partly offset by institutional net outflows. Net interest income increased due to higher brokerage account balances and spreads. The decline in Other income primarily reflected non-recurring items in 2002.

The Provision for credit losses decreased by 59%, due to an improvement in credit quality and recoveries.

Noninterest expense was $2.5 billion, up $78 million from 2002, reflecting the acquisition of RPS, higher Compensation expense, and real estate and software write-offs, partly offset by the continued impact of expense-management programs.

Selected metrics

Year ended December 31,(a)
(in millions, except headcount and ratios)	2004	2003	2002

Revenue by client segment
Private bank	$1,554	$1,437	$1,467
Retail	1,081	732	695
Institutional	994	723	688
Private client services	550	78	82

Total net revenue	$4,179	$2,970	$2,932

Business metrics
Number of:
Client advisors	1,226	615	673
Brown Co. average daily trades	29,901	27,150	24,584
Retirement Plan Services participants	918,000	756,000	—

Star rankings(b)
% of customer assets in funds ranked 4 or better	48%	48%	NA
% of customer assets in funds ranked 3 or better	81	69	NA

Selected balance sheet (average)
Total assets	$37,751	$33,780	$35,813
Loans	21,545	16,678	18,926
Deposits	32,039	20,249	19,329
Equity	3,902	5,507	5,649

Headcount	12,287	8,520	8,546

JPMorgan Chase & Co. / 2004 Annual Report	45

Management’s discussion and analysis

JPMorgan Chase & Co.

Year ended December 31,(a)
(in millions, except ratios)	2004	2003	2002

Credit data and quality statistics
Net charge-offs	$72	$9	$112
Nonperforming loans	79	173	139
Allowance for loan losses	216	130	97
Allowance for lending-related commitments	5	4	—
Net charge-off rate	0.33%	0.05%	0.59%
Allowance for loan losses to average loans	1.00	0.78	0.51
Allowance for loan losses to nonperforming loans	273	75	70
Nonperforming loans to average loans	0.37	1.04	0.73

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.
(b)	Derived from Morningstar for the United States; Micropal for the United Kingdom, Luxembourg, Hong Kong and Taiwan; and Nomura for Japan.
NA-Data for 2002 is not available on a comparable basis.

AWM’s client segments are comprised of the following:

The Private bank addresses every facet of wealth management for ultra-high-net-worth individuals and families worldwide, including investment management, capital markets and risk management, tax and estate planning, banking, capital raising and specialty wealth advisory services.

Retail provides more than 2 million customers worldwide with investment management, retirement planning and administration, and brokerage services through third-party and direct distribution channels.

Institutional serves more than 3,000 large and mid-size corporate and public institutions, endowments and foundations, and governments globally. AWM offers institutions comprehensive global investment services, including investment management across asset classes, pension analytics, asset-liability management, active risk budgeting and overlay strategies.

Private client services offers high-net-worth individuals, families and business owners comprehensive wealth management solutions that include financial planning, personal trust, investment and banking products and services.

Assets under supervision

2004 compared with 2003

Assets under supervision (“AUS”) at December 31, 2004 were $1.3 trillion, up 66% from 2003, and Assets under management (“AUM”) were $791 billion, up 41% from the prior year. The increases were primarily the result of the Merger, as well as market appreciation, net asset inflows and the acquisition of a majority interest in Highbridge Capital Management. The Firm also has a 43% interest in American Century Companies, Inc., whose AUM totaled $98 billion and $87 billion at December 31, 2004 and 2003, respectively. Custody, brokerage, administration, and deposits were $478 billion, up 135%, primarily due to the Merger, as well as market appreciation and net inflows across all products.

2003 compared with 2002

AUS at December 31, 2003, totaled $764 billion, up 19% from the prior year-end. AUM totaled $561 billion, up 9%, and custody, brokerage, administration and deposit accounts were $203 billion, up 54%. The increase in AUM was driven by higher equity market valuations in client portfolios, partly offset by institutional net outflows. Custody, brokerage, administration and deposits grew by $70 billion, driven by the acquisition of RPS ($41 billion), higher equity market valuations in client portfolios and net inflows from Private bank clients.

The diversification of AUS across product classes, client segments and geographic regions helped to mitigate the impact of market volatility on revenue. The Firm also had a 44% interest in American Century Companies, Inc., whose AUM totaled $87 billion and $72 billion at December 31, 2003 and 2002, respectively.

Assets under supervision(a)(b)
(in billions)	2004	2003

Asset class
Liquidity	$232	$156
Fixed income	171	118
Equities, balanced and other	388	287

Assets under management	791	561
Custody/brokerage/administration/deposits	478	203

Total Assets under supervision	$1,269	$764

Client segment
Private bank
Assets under management	$139	$138
Custody/brokerage/administration/deposits	165	128

Assets under supervision	304	266
Retail
Assets under management	133	93
Custody/brokerage/administration/deposits	88	71

Assets under supervision	221	164
Institutional
Assets under management	466	322
Custody/brokerage/administration/deposits	184	—

Assets under supervision	650	322
Private client services
Assets under management	53	8
Custody/brokerage/administration/deposits	41	4

Assets under supervision	94	12

Total Assets under supervision	$1,269	$764

Geographic region
Americas
Assets under management	$562	$365
Custody/brokerage/administration/deposits	444	168

Assets under supervision	1,006	533
International
Assets under management	229	196
Custody/brokerage/administration/deposits	34	35

Assets under supervision	263	231

Total Assets under supervision	$1,269	$764

Memo:
Mutual fund assets:
Liquidity	$183	$103
Fixed income	41	27
Equity, balanced and other	104	83

Total mutual funds assets	$328	$213

Assets under supervision rollforward(b)
Beginning balance	$764	$642
Net asset flows	25	(16)
Acquisitions(c)	383	41
Market/other impact	97	97

Ending balance	$1,269	$764

(a)	Excludes Assets under management of American Century.
(b)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.
(c)
Reflects the Merger with Bank One ($376 billion) in the third quarter of 2004, the acquisition of a majority interest in Highbridge Capital Management ($7 billion) in the fourth quarter of 2004 and the acquisition of RPS in the second quarter of 2003.

46	JPMorgan Chase & Co. / 2004 Annual Report

Corporate

The Corporate sector is comprised of Private Equity, Treasury, and corporate staff and other centrally managed expenses. Private Equity includes JPMorgan Partners and ONE Equity Partners businesses. Treasury manages the structural interest rate risk and investment portfolio for the Firm. The corporate staff areas include Central Technology and Operations, Internal Audit, Executive Office, Finance, General Services, Human Resources, Marketing & Communications, Office of the General Counsel, Real Estate and Business Services, Risk Management, and Strategy and Development. Other centrally managed expenses include items such as the Firm’s occupancy and pension expense, net of allocations to the business.

Selected income statement data

Year ended December 31,(a)
(in millions)	2004	2003	2002

Revenue
Securities / private equity gains	$1,786	$1,031	$334
Other income	(2)	214	(11)

Noninterest revenue	1,784	1,245	323
Net interest income	(1,222)	(177)	(45)

Total net revenue	562	1,068	278

Provision for credit losses	(110)	124	133

Noninterest expense
Compensation expense	2,426	1,893	1,867
Noncompensation expense	4,088	3,216	2,711
Net expenses allocated to other businesses	(5,213)	(4,580)	(4,070)

Total noninterest expense	1,301	529	508

Operating earnings before income tax expense	(629)	415	(363)
Income tax expense (benefit)	(690)	(253)	(128)

Operating earnings	$61	$668	$(235)

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.

2004 compared with 2003

Operating earnings were $61 million, down from earnings of $668 million in the prior year.

Noninterest revenue was $1.8 billion, up 43% from the prior year. The primary component of noninterest revenue is Securities/private equity gains, which totaled $1.8 billion, up 73% from the prior year. The increase was a result of net gains in the Private Equity portfolio of $1.4 billion in 2004, compared with $27 million in net gains in 2003. Partially offsetting these gains were lower investment securities gains in Treasury.

Net interest income was a negative $1.2 billion, compared with a negative $177 million in the prior year. The decline was driven primarily by actions and policies adopted in conjunction with the Merger.

Noninterest expense of $1.3 billion was up $772 million from the prior year due to the Merger. The Merger resulted in higher gross compensation and noncompensation expenses, which were partially offset by higher allocation of these expenses to the businesses. Incremental allocations to the businesses were lower than the gross expense increase due to certain policies adopted in conjunction with the Merger. These policies retain overhead costs that would not be incurred by the lines of business if operated on a stand-alone basis, as well as costs in excess of the market price for services provided by the corporate staff and technology and operations areas.

On September 15, 2004, JPMorgan Chase and IBM announced the Firm’s plans to reintegrate the portions of its technology infrastructure – including data centers, help desks, distributed computing, data networks and voice networks – that were previously outsourced to IBM. In January 2005, approximately 3,100 employees and 800 contract employees were transferred to the Firm.

2003 compared with 2002

For 2003, Corporate had operating earnings of $668 million, compared with an operating loss of $235 million in 2002, driven primarily by higher gains in the Private Equity portfolio and income tax benefits not allocated to the business segments.

Selected metrics

Year ended December 31,(a)
(in millions, except headcount)	2004	2003	2002

Selected average balance sheet
Short-term investments(b)	$14,590	$4,076	$7,691
Investment portfolio(c)	63,475	63,506	61,816
Goodwill(d)	21,773	293	1,166
Total assets	162,234	104,395	97,089

Headcount	24,806	13,391	16,960

Treasury
Securities gains (losses)(e)	$347	$999	$1,073
Investment portfolio (average)	57,776	56,299	54,197

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.
(b)	Represents Federal funds sold, Securities borrowed, Trading assets – debt and equity instruments and Trading assets – derivative receivables.
(c)	Represents Investment securities and private equity investments.
(d)	As of July 1, 2004, the Firm changed the allocation methodology of goodwill to retain all goodwill in Corporate.
(e)	Excludes gains/losses on securities used to manage risk associated with MSRs.

JPMorgan Chase & Co. / 2004 Annual Report	47

Management’s discussion and analysis

JPMorgan Chase & Co.

Selected income statement and
balance sheet data – Private equity

Year ended December 31,(a)
(in millions)	2004	2003	2002

Private equity gains (losses)
Direct investments
Realized gains	$1,423	$535	$452
Write-ups / write-downs	(192)	(404)	(825)
Mark-to-market gains (losses)	164	215	(210)

Total direct investments	1,395	346	(583)
Third-party fund investments	34	(319)	(150)

Total private equity gains (losses)	1,429	27	(733)
Other income	53	47	59
Net interest income	(271)	(264)	(302)

Total net revenue	1,211	(190)	(976)
Total noninterest expense	288	268	296

Operating earnings (loss) before income tax expense	923	(458)	(1,272)
Income tax expense (benefit)	321	(168)	(466)

Operating earnings (losses)	$602	$(290)	$(806)

Private equity portfolio information(b)
Direct investments
Public securities
Carrying value	$1,170	$643	$520
Cost	744	451	663
Quoted public value	1,758	994	761

Private direct securities
Carrying value	5,686	5,508	5,865
Cost	7,178	6,960	7,316

Third-party fund investments(c)
Carrying value	641	1,099	1,843
Cost	1,042	1,736	2,333

Total private equity portfolio
Carrying value	$7,497	$7,250	$8,228
Cost	$8,964	$9,147	$10,312

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.
(b)	For further information on the Firm’s policies regarding the valuation of the private equity portfolio, see Note 9 on pages 98–100 of this Annual Report.
(c)	Unfunded commitments to private third-party equity funds were $563 million, $1.3 billion and $2.0 billion at December 31, 2004, 2003 and 2002, respectively.

2004 compared with 2003

Private Equity’s operating earnings for the year totaled $602 million, compared with a loss of $290 million in 2003. This improvement reflected a $1.4 billion increase in total private equity gains. In 2004, markets improved for investment sales, resulting in $1.4 billion of realized gains on direct investments, compared with $535 million in 2003. Net write-downs on direct investments were $192 million in 2004, compared with $404 million in 2003, as valuations continued to stabilize amid positive market conditions.

The carrying value of the Private Equity portfolio at December 31, 2004, was $7.5 billion, an increase of $247 million from December 31, 2003. The increase was primarily the result of the Merger. Otherwise, the portfolio declined as a result of sales of investments, consistent with management’s intention to reduce over time the capital committed to private equity. Sales of third-party fund investments resulted in a decrease in carrying value of $458 million, to $641 million at December 31, 2004, compared with $1.1 billion at December 31, 2003.

2003 compared with 2002

The private equity portfolio recognized negative Total net revenue of $190 million and operating losses of $290 million in 2003. Opportunities to realize value through sales, recapitalizations and initial public offerings (“IPOs”) of investments, although limited, improved during the year as the M&A and IPO markets started to recover.

Private equity gains totaled $27 million in 2003, compared with losses of $733 million in 2002. Private equity recognized gains of $346 million on direct investments and losses of $319 million on sales and writedowns of private third-party fund investments.

48	JPMorgan Chase & Co. / 2004 Annual Report

Balance sheet analysis

Selected balance sheet data

December 31, (in millions)	2004	2003(a)

Assets
Trading assets – debt and equity instruments	$222,832	$169,120
Trading assets – derivative receivables	65,982	83,751
Securities:
Available-for-sale	94,402	60,068
Held-to-maturity	110	176
Loans, net of allowance	394,794	210,243
Goodwill and other intangible assets	57,887	14,991
All other assets	321,241	232,563

Total assets	$1,157,248	$770,912

Liabilities
Deposits	$521,456	$326,492
Trading liabilities – debt and equity instruments	87,942	78,222
Trading liabilities – derivative payables	63,265	71,226
Long-term debt	95,422	48,014
All other liabilities	283,510	200,804

Total liabilities	1,051,595	724,758
Stockholders’ equity	105,653	46,154

Total liabilities and stockholders’ equity	$1,157,248	$770,912

(a)	Heritage JPMorgan Chase only.

Balance sheet overview

At December 31, 2004, the Firm’s total assets were $1.2 trillion, an increase of $386 billion, or 50%, from the prior year, primarily as a result of the Merger. Merger-related growth in assets was primarily in: Available-for-sale securities; interests in purchased receivables related to Bank One’s conduit business; wholesale and consumer loans; and goodwill and other intangibles, which was primarily the result of the purchase accounting impact of the Merger. Nonmerger-related growth was primarily due to the IB’s increased trading activity, which is reflected in securities purchased under resale agreements and securities borrowed, as well as trading assets.

At December 31, 2004, the Firm’s total liabilities were $1.1 trillion, an increase of $327 billion, or 45%, from the prior year, again primarily as a result of the Merger. Merger-related growth in liabilities was primarily in interest-bearing U.S. deposits, long-term debt, trust preferred securities and beneficial interests issued by consolidated variable interest entities. Nonmerger-related growth in liabilities was primarily driven by increases in noninterest-bearing U.S. deposits and the IB’s trading activity, which is reflected in securities sold under repurchase agreements, partially offset by reductions in federal funds purchased.

Trading assets – debt and equity instruments

The Firm’s debt and equity trading assets consist primarily of fixed income (including government and corporate debt) and cash equity and convertible instruments used for both market-making and proprietary risk-taking activities. The increase over 2003 was primarily due to growth in client-driven market-making activities across interest rate, credit and equity markets, as well as an increase in proprietary trading activities.

Trading assets and liabilities – derivative receivables and payables

The Firm uses various interest rate, foreign exchange, equity, credit and commodity derivatives for market-making, proprietary risk-taking and risk management purposes. The decline from 2003 was primarily due to the Firm’s election, effective January 1, 2004, to report the fair value of derivative assets and liabilities net of cash received and paid, respectively, under legally enforceable master netting agreements. For additional information, refer to Credit risk management and Note 3 on pages 57–69 and 90–91, respectively, of this Annual Report.

Securities

AFS securities include fixed income (e.g., U.S. Government agency and asset-backed securities, as well as non-U.S. government and corporate debt) and equity instruments. The Firm uses AFS securities primarily to manage interest rate risk. The AFS portfolio grew by $34.3 billion from the 2003 year-end primarily due to the Merger. Partially offsetting the increase were net sales in the Treasury portfolio since the second quarter of 2004. In anticipation of the Merger, both heritage firms reduced the level of their AFS securities to reposition the combined firm. For additional information related to securities, refer to Note 9 on pages 98–100 of this Annual Report.

Loans

Loans, net of allowance, were $394.8 billion at December 31, 2004, an increase of 88% from the prior year, primarily due to the Merger. Also contributing to the increase was growth in both the RFS and CS loan portfolios, partially offset by lower wholesale loans in the IB. For a more detailed discussion of the loan portfolio and allowance for credit losses, refer to Credit risk management on pages 57–69 of this Annual Report.

Goodwill and other intangible assets

The $42.9 billion increase in Goodwill and other intangible assets from the prior year was primarily the result of the Merger and, to a lesser extent, the Firm’s other acquisitions such as EFS and the majority stake in Highbridge. For additional information, see Note 15 on pages 109–111 of this Annual Report.

Deposits

Deposits are a key source of funding. The stability of this funding source is affected by such factors as returns available to customers on alternative investments, the quality of customer service levels and competitive forces. Deposits increased by 60% from December 31, 2003, primarily the result of the Merger and growth in deposits in TSS. For more information, refer to the TSS segment discussion and the Liquidity risk management discussion on pages 43–44 and 55–56, respectively, of this Annual Report.

Long-term debt

Long-term debt increased by 99% from the prior year, primarily due to the Merger and net new debt issuances. For additional information on the Firm’s long-term debt activity, see the Liquidity risk management discussion on pages 55–56 of this Annual Report.

Stockholders’ equity

Total stockholders’ equity increased by 129% to $105.7 billion, primarily as a result of the Merger. For a further discussion of capital, see Capital management on pages 50–52 of this Annual Report.

JPMorgan Chase & Co. / 2004 Annual Report	49

Management’s discussion and analysis

JPMorgan Chase & Co.

Capital management

The Firm’s capital management framework is intended to ensure that there is capital sufficient to support the underlying risks of the Firm’s business activities, measured by economic risk capital, and to maintain “well-capitalized” status under regulatory requirements. In addition, the Firm holds capital above these requirements in amounts deemed appropriate to achieve management’s debt rating objectives. The Firm’s capital framework is integrated into the process of assigning equity to the lines of business. The Firm may refine its methodology for assigning equity to the lines of business as the merger integration process continues.

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

Equity for a line of business represents the amount the Firm believes the business would require if it were operating independently, incorporating sufficient capital to address economic risk measures, regulatory capital requirements, and capital levels for similarly rated peers. Return on equity is measured and internal targets for expected returns are established as a primary measure of a business segment’s performance.

For performance management purposes, the Firm does not allocate goodwill to the lines of business because it believes that the accounting-driven allocation of goodwill could distort assessment of relative returns. In management’s view, this approach fosters better comparison of line of business returns with other internal business segments, as well as with peers. The Firm assigns an amount of equity capital equal to the then current book value of its goodwill to the Corporate segment. The return on invested capital related to the Firm’s goodwill assets is managed within this segment. In accordance with SFAS 142, the Firm allocates goodwill to the lines of business based on the underlying fair values of the businesses and then performs the required impairment testing. For a further discussion of goodwill and impairment testing, see Critical accounting estimates and Note 15 on pages 77–79 and 109–111 respectively, of this Annual Report.

This integrated approach to assigning equity to the lines of business is a new methodology resulting from the Merger. Therefore, current year line of business equity is not comparable to equity assigned to the lines of business in prior years. The increase in average common equity in the table below for 2004 was primarily attributable to the Merger.

(in billions)	Yearly Average
Line of business equity(a)	2004	2003

Investment Bank	$17.3	$18.4
Retail Financial Services	9.1	4.2
Card Services	7.6	3.4
Commercial Banking	2.1	1.1
Treasury & Securities Services	2.5	2.7
Asset & Wealth Management	3.9	5.5
Corporate(b)	33.1	7.7

Total common stockholders’ equity	$75.6	$43.0

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.
(b)	2004 includes $25.9 billion of equity to offset goodwill and $7.2 billion of equity primarily related to Treasury, Private Equity and the Corporate Pension Plan.

Economic risk capital

JPMorgan Chase assesses its capital adequacy relative to the underlying risks of the Firm’s business activities, utilizing internal risk-assessment methodologies. The Firm assigns economic capital based primarily on five risk factors: credit risk, market risk, operational risk and business risk for each business; and private equity risk, principally for the Firm’s private equity business.

(in billions)	Yearly Average
Economic risk capital(a)	2004	2003

Credit risk	$16.5	$13.1
Market risk	7.5	4.5
Operational risk	4.5	3.5
Business risk	1.9	1.7
Private equity risk	4.5	5.4

Economic risk capital	34.9	28.2
Goodwill	25.9	8.1
Other(b)	14.8	6.7

Total common stockholders’ equity	$75.6	$43.0

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.
(b)	Additional capital required to meet internal regulatory/debt rating objectives.

Credit risk capital

Credit risk capital is estimated separately for the wholesale businesses (Investment Bank, Commercial Banking, Asset & Wealth Management and Treasury & Securities Services) and consumer businesses (Retail Financial Services and Card Services).

Credit risk capital for the overall wholesale credit portfolio is defined in terms of unexpected credit losses, from both defaults and declines in market value due to credit deterioration, measured over a one-year period at a confidence level consistent with the level of capitalization necessary to achieve a targeted ‘AA’ solvency standard. Unexpected losses are in excess of those for which provisions for credit losses are maintained. In addition to maturity and correlations, capital allocation is differentiated by several principal drivers of credit risk: exposure at default (or loan equivalent amount), likelihood of default, loss severity, and market credit spread.

•
Loan equivalent amount for counterparty exposures in an over-the-counter derivative transaction is represented by the expected positive exposure based on potential movements of underlying market rates. Loan equivalents for unused revolving credit facilities represent the portion of an unused commitment likely, based on the Firm’s average portfolio historical experience, to become outstanding in the event an obligor defaults.

•
Default likelihood is closely aligned with current market conditions for all publicly traded names or investment banking clients, yielding a forward-looking measure of credit risk. This facilitates more active risk management by utilizing the growing market in credit derivatives and secondary market loan sales. For privately-held firms in the commercial banking portfolio, default likelihood is based on longer term averages over an entire credit cycle.

•	Loss severity of exposure is based on the Firm’s average historical experience during workouts, with adjustments to account for collateral or subordination.

•	Market credit spreads are used in the evaluation of changes in exposure value due to credit deterioration.

50	JPMorgan Chase & Co. / 2004 Annual Report

Credit risk capital for the consumer portfolio is intended to represent a capital level sufficient to support an ‘AA’ rating, and its allocation is based on product and other relevant risk segmentation. Actual segment level default and severity experience are used to estimate unexpected losses for a one-year horizon at a confidence level equivalent to the ‘AA’ solvency standard. Statistical results for certain segments or portfolios are adjusted upward to ensure that capital is consistent with external benchmarks, including subordination levels on market transactions and capital held at representative monoline competitors, where appropriate.

Market risk capital

The Firm allocates market risk capital guided by the principle that capital should reflect the extent to which risks are present in businesses. Daily VAR, monthly stress-test results and other factors determine appropriate capital charges for major business segments. See Market risk management on pages 70–74 of this Annual Report for more information about these market risk measures. The Firm allocates market risk capital to each business segment according to a formula that weights that segment’s VAR and stress test exposures.

Operational risk capital

Capital is allocated to the lines of business for operational risk using a risk-based capital allocation methodology which estimates operational risk on a bottoms-up basis. The operational risk capital model is based on actual losses and potential scenario-based stress losses, with adjustments to the capital calculation to reflect changes in the quality of the control environment and with a potential offset for the use of risk-transfer products. The Firm believes the model is consistent with the new Basel II Framework and expects to propose it eventually for qualification under the advanced measurement approach for operational risk.

Business risk capital

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

Private equity risk capital

Capital is allocated to publicly- and privately-held securities and third party fund investments and commitments in the Private Equity portfolio to cover the potential loss associated with a decline in equity markets and related asset devaluations. In addition to negative market fluctuations, potential losses in private equity investment portfolios can be magnified by liquidity risk. The capital allocation for the Private Equity portfolio is based upon measurement of the loss experience suffered by the Firm and other market participants over a prolonged period of adverse equity market conditions.

Regulatory capital

The Firm’s federal banking regulator, the FRB, establishes capital requirements, including well-capitalized standards for the consolidated financial holding company. The Office of the Comptroller of the Currency (“OCC”) establishes similar capital requirements and standards for the Firm’s national banks, including JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank”) and Chase Bank USA, National Association.

On March 1, 2005, the FRB issued a final rule that continues the inclusion of trust preferred securities in Tier 1 capital, subject to stricter quantitative limits. The rule provides for a five-year transition period. The Firm is currently assessing the impact of the final rule. The effective date of the final rule is dependent on the date of publication in the Federal Register.

On July 20, 2004, the federal banking regulatory agencies issued a final rule that excludes assets of asset-backed commercial paper programs that are consolidated as a result of FIN 46R from risk-weighted assets for purposes of computing Tier 1 and Total risk-based capital ratios. The final rule also requires that capital be held against short-term liquidity facilities supporting asset-backed commercial paper programs. The final rule became effective September 30, 2004. Adoption of the rule did not have a material effect on the capital ratios of the Firm. In addition, under the final rule, both short- and long-term liquidity facilities will be subject to certain asset quality tests effective September 30, 2005.

The following tables show that JPMorgan Chase maintained a well-capitalized position based on Tier 1 and Total capital ratios at December 31, 2004 and 2003.

Capital ratios

			Well-
			capitalized
December 31,	2004	2003(a)	ratios

Tier 1 capital ratio	8.7%	8.5%	6.0%
Total capital ratio	12.2	11.8	10.0
Tier 1 leverage ratio	6.2	5.6	NA
Total stockholders’ equity to assets	9.1	6.0	NA

(a)	Heritage JPMorgan Chase only.

Risk-based capital components and assets

December 31, (in millions)	2004	2003	(a)

Total Tier 1 capital	$68,621	$43,167
Total Tier 2 capital	28,186	16,649

Total capital	$96,807	$59,816

Risk-weighted assets	$791,373	$507,456
Total adjusted average assets	1,102,456	765,910

(a)	Heritage JPMorgan Chase only.

Tier 1 capital was $68.6 billion at December 31, 2004, compared with $43.2 billion at December 31, 2003, an increase of $25.4 billion. The increase was due to an increase in common stockholders’ equity of $60.2 billion, primarily driven by stock issued in connection with the Merger of $57.3 billion and net income of $4.5 billion; these were partially offset by dividends paid of $3.9 billion and common share repurchases of $738 million. The Merger added Tier 1 components such as $3.0 billion of additional qualifying trust preferred securities and $493 million of minority interests in consolidated subsidiaries; Tier 1 deductions resulting from the Merger included $34.1 billion of merger-related goodwill, and $3.4 billion of nonqualifying intangibles.

Additional information regarding the Firm’s capital ratios and the associated components and assets, and a more detailed discussion of federal regulatory capital standards are presented in Note 24 on pages 116–117 of this Annual Report.

JPMorgan Chase & Co. / 2004 Annual Report	51

Management’s discussion and analysis

JPMorgan Chase & Co.

Basel II

The Basel Committee on Banking Supervision published the new Basel II Framework in 2004 in an effort to update the original international bank capital accord (“Basel I”), in effect since 1988. The goal of the Basel II Framework is to improve the consistency of capital requirements internationally, make regulatory capital more risk sensitive, and promote enhanced risk management practices among large, internationally active banking organizations. JPMorgan Chase supports the overall objectives of the Basel II Framework.

U.S. banking regulators are in the process of incorporating the Basel II Framework into the existing risk-based capital requirements. JPMorgan Chase will be required to implement advanced measurement techniques employing its internal estimates of certain key risk drivers to derive capital requirements. Prior to implementation of the new Basel II Framework, JPMorgan Chase will be required to demonstrate to the FRB that its internal criteria meet the relevant supervisory standards. The Basel II Framework will be fully effective in January 2008. JPMorgan Chase expects to implement the Basel II Framework within this timeframe.

JPMorgan Chase is currently analyzing local Basel II requirements in major jurisdictions outside the U.S. where it operates. Based on the results of this analysis, different approaches may be implemented in various jurisdictions.

Dividends

The Firm’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain an adequate capital level and alternative investment opportunities. In 2004, JPMorgan Chase declared a quarterly cash dividend on its common stock of $0.34 per share. The Firm anticipates a dividend payout ratio in 2005 of 30-40% of operating earnings.

Stock repurchases

On July 20, 2004, the Board of Directors approved an initial stock repurchase program in the aggregate amount of $6.0 billion. This amount includes shares to be repurchased to offset issuances under the Firm’s employee equity-based plans. The actual amount of shares repurchased will be subject to various factors, including market conditions; legal considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account purchase accounting adjustments); internal capital generation; and alternative potential investment opportunities. During 2004, under the stock repurchase program, the Firm repurchased 19.3 million shares for $738 million at an average price per share of $38.27. The Firm did not repurchase any shares of its common stock during 2003.

Off–balance sheet arrangements and contractual cash obligations

Special-purpose entities

JPMorgan Chase is involved with several types of off-balance sheet arrangements including special purpose entities (“SPEs”), lines of credit and loan commitments. The principal uses of SPEs are to obtain sources of liquidity for JPMorgan Chase and its clients by securitizing their financial assets, and to create other investment products for clients. These arrangements are an important part of the financial markets, providing market liquidity by facilitating investors’ access to specific portfolios of assets and risks. For example, SPEs are integral to the markets for mortgage-backed securities, commercial paper, and other asset-backed securities.

The basic SPE structure involves a company selling assets to the SPE. The SPE funds the purchase of those assets by issuing securities to investors. To insulate investors from creditors of other entities, including the seller of assets, SPEs are often structured to be bankruptcy-remote.

JPMorgan Chase is involved with SPEs in three broad categories of transactions: loan securitizations, multi-seller conduits and client intermediation. Capital is held, as appropriate, against all SPE-related transactions and related exposures, such as derivative transactions and lending-related commitments. For a further discussion of SPEs and the Firm’s accounting for them, see Note 1 on page 88, Note 13 on pages 103–106 and Note 14 on pages 106–109 of this Annual Report.

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

For certain liquidity commitments to SPEs, the Firm could be required to provide funding if the credit rating of JPMorgan Chase Bank were downgraded below specific levels, primarily P-1, A-1 and F1 for Moody’s, Standard & Poor’s and Fitch, respectively. The amount of these liquidity commitments was $79.4 billion and $34.0 billion at December 31, 2004 and 2003, respectively. Alternatively, if JPMorgan Chase Bank were downgraded, the Firm could be replaced by another liquidity provider in lieu of funding under the liquidity commitment, or, in certain circumstances, could facilitate the sale or refinancing of the assets in the SPE in order to provide liquidity.

Of its $79.4 billion in liquidity commitments to SPEs at December 31, 2004, $47.7 billion is included in the Firm’s total other unfunded commitments to extend credit, included in the table below (compared with $27.7 billion at December 31, 2003). As a result of the Firm’s consolidation of multi-seller conduits in accordance with FIN 46R, $31.7 billion of these commitments are excluded from the table (compared with $6.3 billion at December 31, 2003), as the underlying assets of the SPEs have been included on the Firm’s Consolidated balance sheets.

The revenue reported in the table below primarily represents servicing and custodial fee income. The Firm also has exposure to certain SPEs arising from derivative transactions; these transactions are recorded at fair value on the Firm’s Consolidated balance sheets with changes in fair value (i.e., MTM gains and losses) recorded in Trading revenue. Such MTM gains and losses are not included in the revenue amounts reported in the table below.

52	JPMorgan Chase & Co. / 2004 Annual Report

The following table summarizes certain revenue information related to variable interest entities (“VIEs”) with which the Firm has significant involvement, and qualifying SPEs (“QSPEs”). For a further discussion of VIEs and QSPEs, see Note 1 on page 88 of this Annual Report.

Revenue from VIEs and QSPEs

Year ended December 31,(a)
(in millions)	VIEs(b)	QSPEs	Total

2004	$154	$1,438	$1,592
2003	79	979	1,058

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.
(b)	Includes VIE-related revenue (i.e., revenue associated with consolidated and significant nonconsolidated VIEs).

Contractual cash obligations

In the normal course of business, the Firm enters into various contractual obligations that may require future cash payments. The accompanying table summarizes JPMorgan Chase’s off–balance sheet lending-related financial instruments and significant contractual cash obligations, by remaining maturity, at December 31, 2004. For a discussion regarding Long-term debt and trust preferred capital securities, see Note 17 on pages 112–113 of this Annual Report. For a discussion regarding operating leases, see Note 25 on page 117 of this Annual Report.

Contractual purchases include commitments for future cash expenditures, primarily related to services. Capital expenditures primarily represent future cash payments for real estate–related obligations and equipment. Contractual purchases and capital expenditures at December 31, 2004, reflect the minimum contractual obligation under legally enforceable contracts with contract terms that are both fixed and determinable. Excluded from the following table are a number of obligations to be settled in cash, primarily in under one year. These obligations are reflected on the Firm’s Consolidated balance sheets and include Federal funds purchased and securities sold under repurchase agreements; Other borrowed funds; purchases of Debt and equity instruments that settle within standard market timeframes (e.g., regular-way); Derivative payables that do not require physical delivery of the underlying instrument; and certain purchases of instruments that resulted in settlement failures.

Off–balance sheet lending-related financial instruments

By remaining maturity at December 31, 2004	Under	1–3	3–5	After
(in millions)	1 year	years	years	5 years	Total

Consumer	$552,748	$3,603	$2,799	$42,046	$601,196
Wholesale:
Other unfunded commitments to extend credit(a)(b)	114,555	57,183	48,987	4,427	225,152
Standby letters of credit and guarantees(a)	22,785	30,805	21,387	3,107	78,084
Other letters of credit(a)	4,631	1,297	190	45	6,163

Total wholesale	141,971	89,285	70,564	7,579	309,399

Total lending-related commitments	$694,719	$92,888	$73,363	$49,625	$910,595

Contractual cash obligations
By remaining maturity at December 31, 2004 (in millions)

Certificates of deposit of $100,000 and over	$38,946	$7,941	$1,176	$1,221	$49,284
Long-term debt	15,833	30,890	23,527	25,172	95,422
Trust preferred capital securities	—	—	—	10,296	10,296
FIN 46R long-term beneficial interests(c)	3,072	708	203	2,410	6,393
Operating leases(d)	1,060	1,878	1,614	5,301	9,853
Contractual purchases and capital expenditures	1,791	518	252	181	2,742
Obligations under affinity and co-brand programs	868	2,442	1,086	6	4,402
Other liabilities(e)	968	1,567	1,885	6,546	10,966

Total	$62,538	$45,944	$29,743	$51,133	$189,358

(a)	Represents contractual amount net of risk participations totaling $26 billion at December 31, 2004.
(b)	Includes unused advised lines of credit totaling $23 billion at December 31, 2004, which are not legally binding. In regulatory filings with the FRB, unused advised lines are not reportable.
(c)	Included on the Consolidated balance sheets in Beneficial interests issued by consolidated variable interest entities.
(d)	Excludes benefit of noncancelable sublease rentals of $689 million at December 31, 2004.
(e)
Includes deferred annuity contracts and expected funding for pension and other postretirement benefits for 2005. Funding requirements for pension and postretirement benefits after 2005 are excluded due to the significant variability in the assumptions required to project the timing of future cash payments.

JPMorgan Chase & Co. / 2004 Annual Report	53

Management’s discussion and analysis

JPMorgan Chase & Co.

Risk management

Risk is an inherent part of JPMorgan Chase’s business activities. The Firm’s risk management framework and governance structure is intended to provide comprehensive controls and ongoing management of its major risks. In addition, this framework recognizes the diversity among the Firm’s core businesses, which helps reduce the impact of volatility in any particular area on its operating results as a whole.

The Firm’s ability to properly identify, measure, monitor and report risk is critical to its soundness and profitability.

•
Risk identification: The Firm identifies risk by dynamically assessing the potential impact of internal and external factors on transactions and positions. Business and risk professionals develop appropriate mitigation strategies for the identified risks.

•
Risk measurement: The Firm measures risk using a variety of methodologies, including calculating probable loss, unexpected loss and value-at-risk, and by conducting stress tests and making comparisons to external benchmarks. Measurement models and related assumptions are routinely reviewed to ensure that the Firm’s risk estimates are reasonable and reflective of underlying positions.

•
Risk monitoring/Control: The Firm establishes risk management policies and procedures. These policies contain approved limits by customer, product and business that are monitored on a daily, weekly and monthly basis as appropriate.

•	Risk reporting: Risk reporting covers all lines of business and is provided to management on a daily, weekly and monthly basis as appropriate.

Risk governance

The Firm’s risk governance structure is built upon the premise that each line of business is responsible for managing the risks inherent in its business activity. There are seven major risk types identified in the business activities of the Firm: liquidity risk, credit risk, market risk, operational risk, legal and reputation risk, fiduciary risk and principal risk. As part of the risk management structure, each line of business has a Risk Committee responsible for decisions relating to risk strategy, policies and control. Where appropriate, the Risk Committees escalate risk issues to the Firm’s Operating Committee, comprised of senior officers of the Firm, or to the Risk Working Group, a subgroup of the Operating Committee.

In addition to the Risk Committees, there is an Asset & Liability Committee (“ALCO”), which oversees structural interest rate and liquidity risk as well as the Firm’s funds transfer pricing policy, through which lines of business transfer market-hedgable interest rate risk to Treasury. Treasury also has responsibility for decisions relating to its risk strategy, policies and control. There is also an Investment Committee, which reviews key aspects of the Firm’s global M&A activities that are undertaken for its own account and that fall outside the scope of established private equity and other principal finance activities.

Overlaying risk management within the lines of business is the corporate function of Risk Management which, under the direction of the Chief Risk Officer reporting to the President and Chief Operating Officer, provides an independent firmwide function for control and management of risk. Within

Risk Management are those units responsible for credit risk, market risk, operational risk, fiduciary risk, principal risk, and risk technology and operations, as well as Risk Management Services, which is responsible for credit risk policy and methodology, risk reporting and risk education.

54	JPMorgan Chase & Co./2004 Annual Report

The Board of Directors exercises oversight of risk management as a whole and through the Board’s Audit Committee and the Risk Policy Committee. The Audit Committee is responsible for oversight of guidelines and policies to govern the process by which risk assessment and management is undertaken. In addition, the Audit Committee reviews with management the system of internal controls and financial reporting that is relied upon to provide reasonable assurance of compliance with the Firm’s operational risk management processes. The Risk Policy Committee is responsible for oversight of management’s responsibilities to assess and manage the Firm’s credit risk, market risk, interest rate risk, investment risk and liquidity risk, and is also responsible for review of the Firm’s fiduciary and asset management activities. Both committees are responsible for oversight of reputational risk. The Chief Risk Officer and other management report on the risks of the Firm to the Board of Directors, particularly through the Board’s Audit Committee and Risk Policy Committee.

The major risk types identified by the Firm are discussed in the following sections.

Liquidity risk management

Liquidity risk arises from the general funding needs of the Firm’s activities and in the management of its assets and liabilities. JPMorgan Chase’s liquidity management framework is intended to maximize liquidity access and minimize funding costs. Through active liquidity management, the Firm seeks to preserve stable, reliable and cost-effective sources of funding. This enables the Firm to replace maturing obligations when due and fund assets at appropriate maturities and rates in all market environments. To accomplish this, management uses a variety of liquidity risk measures that take into consideration market conditions, prevailing interest rates, liquidity needs and the desired maturity profile of liabilities.

Risk identification and measurement

Treasury is responsible for setting the Firm’s liquidity strategy and targets, understanding the Firm’s on- and off-balance sheet liquidity obligations, providing policy guidance, overseeing policy adherence, and maintaining contingency planning and stress testing. In addition, it identifies and measures internal and external liquidity warning signals, such as the unusual widening of spreads, to permit early detection of liquidity issues.

The Firm’s three primary measures of liquidity are:

•
Holding company short-term position: Measures the parent holding company’s ability to repay all obligations with a maturity less than one year at a time when the ability of the Firm’s banks to pay dividends to the parent holding company is constrained.

•	Cash capital surplus: Measures the Firm’s ability to fund assets on a fully collateralized basis, assuming access to unsecured funding is lost.

•	Basic surplus: Measures JPMorgan Chase Bank’s ability to sustain a 90-day stress event that is specific to the Firm where no new funding can be raised to meet obligations as they come due.

All three primary liquidity measures are managed to provide sufficient surplus in the Firm’s liquidity position.

Risk monitoring and reporting

Treasury is responsible for measuring, monitoring, reporting and managing the liquidity profile of the Firm through both normal and stress periods. Treasury analyzes reports to monitor the diversity and maturity structure of the Firm’s sources of funding, and to assess downgrade impact scenarios, contingent funding needs, and overall collateral availability and pledging status. A contingency funding plan is in place, intended to help the Firm manage through periods when access to funding is temporarily impaired. A downgrade analysis considers the potential impact of a one- and two-notch downgrade at both the parent and bank level, and calculates the estimated loss of funding as well as the increase in annual funding costs in both scenarios. A trigger-risk funding analysis considers the impact of a bank downgrade below A-1/P-1, including the funding requirements that would be required if such an event were to occur. These liquidity analytics rely on management’s judgment about JPMorgan Chase’s ability to liquidate assets or use them as collateral for borrowings and take into account credit risk management’s historical data on the funding of loan commitments (e.g., commercial paper back-up facilities), liquidity commitments to SPEs, commitments with rating triggers and collateral posting requirements. For a further discussion of SPEs and other off-balance sheet arrangements, see Off-balance sheet arrangements and contractual cash obligations on pages 52-53, as well as Note 1, Note 13, Note 14 and Note 27 on pages 88, 103-106, 106-109, and 119-120, respectively, of this Annual Report.

Funding

Sources of funds

The diversity of the Firm’s funding sources enhances financial flexibility and limits dependence on any one source, thereby minimizing the cost of funds. A major source of liquidity for JPMorgan Chase Bank is provided by its large core deposit base. Core deposits include all U.S. deposits insured by the FDIC, up to the legal limit of $100,000 per depositor. In 2004, core bank deposits grew approximately 116% from 2003 year-end levels, primarily the result of the Merger, as well as growth within RFS and TSS. In addition to core deposits, the Firm benefits from substantial, stable deposit balances originated by TSS, Commercial Banking and the IB through the normal course of their businesses.

Additional funding flexibility is provided by the Firm’s ability to access the repurchase and asset securitization markets. At December 31, 2004, $72 billion of securities were available for repurchase agreements, and $36 billion of credit card, automobile and mortgage loans were available for securitizations. These alternatives are evaluated on an ongoing basis to achieve an appropriate balance of secured and unsecured funding. The ability to securitize loans, and the associated gains on those securitizations, are principally dependent on the credit quality and yields of the assets securitized and are generally not dependent on the credit ratings of the issuing entity. Transactions between the Firm and its securitization structures are reflected in JPMorgan Chase’s consolidated financial statements; these relationships include retained interests in securitization trusts, liquidity facilities and derivative transactions. For further details, see Notes 13 and 14 on pages 103-106 and 106-109, respectively, of this Annual Report.

JPMorgan Chase & Co./2004 Annual Report	55

Management’s discussion and analysis

JPMorgan Chase & Co.

The Firm is an active participant in the global financial markets. These markets serve as a cost-effective source of funds and are a critical component of the Firm’s liquidity management. Decisions concerning the timing and tenor of accessing these markets are based on relative costs, general market conditions, prospective views of balance sheet growth and a targeted liquidity profile.

Issuance

Corporate credit spreads narrowed in 2004 across most industries and sectors, reflecting the market perception that credit risks were improving, as the number of downgrades declined, corporate balance sheet cash positions increased, and corporate profits exceeded expectations. JPMorgan Chase’s credit spreads performed in line with peer spreads in 2004. The Firm took advantage of narrowing credit spreads globally by opportunistically issuing long-term debt and capital securities throughout the year. Consistent with its liquidity management policy, the Firm has raised funds at the parent holding company sufficient to cover maturing obligations over the next 12 months and to support the less liquid assets on its balance sheet. High investor cash positions and increased foreign investor participation in the corporate markets allowed JPMorgan Chase to diversify further its funding across the global markets while decreasing funding costs and lengthening maturities.

During 2004, JPMorgan Chase issued approximately $25.3 billion of long-term debt and capital securities. These issuances were partially offset by $ 16.0 billion of long-term debt and capital securities that matured or were redeemed, and the Firm’s redemption of $670 million of preferred stock. In addition, in 2004 the Firm securitized approximately $6.5 billion of residential mortgage loans, $8.9 billion of credit card loans and $1.6 billion of automobile loans, resulting in pre-tax gains (losses) on securitizations of $47 million, $52 million and $(3) million, respectively. For a further discussion of loan securitizations, see Note 13 on pages 103-106 of this Annual Report.

Credit ratings

The credit ratings of JPMorgan Chase’s parent holding company and each of its significant banking subsidiaries, as of December 31, 2004, were as follows:

	Short-term debt			Senior long-term debt
	Moody's	S&P	Fitch	Moody's	S&P	Fitch

JPMorgan Chase & Co.	P-1	A-1	F1	Aa3	A+	A+
JPMorgan Chase Bank, N.A.	P-1	A-1 +	F1 +	Aa2	AA-	A+
Chase Bank USA, N.A.	P-1	A-1 +	F1 +	Aa2	AA-	A+

The Firm’s principal insurance subsidiaries had the following financial strength ratings as of December 31, 2004:

	Moody's	S&P	A.M. Best

Chase Insurance Life and Annuity Company	A2	A+	A
Chase Insurance Life Company	A2	A+	A

In connection with the Merger, Moody’s upgraded the ratings of the Firm by one notch, moving the parent holding company’s senior long-term debt rating to Aa3 and JPMorgan Chase Bank’s senior long-term debt rating to Aa2; and changed its outlook to stable. Also at that time, Fitch affirmed its ratings and changed its outlook to positive, while S&P affirmed all its ratings and kept its outlook stable.

The cost and availability of unsecured financing are influenced by credit ratings. A reduction in these ratings could adversely affect the Firm’s access to liquidity sources, increase the cost of funds, trigger additional collateral requirements and decrease the number of investors and counterparties willing to lend. Critical factors in maintaining high credit ratings include a stable and diverse earnings stream; strong capital ratios; strong credit quality and risk management controls; diverse funding sources; and strong liquidity monitoring procedures.

If the Firm’s ratings were downgraded by one notch, the Firm estimates the incremental cost of funds and the potential loss of funding to be negligible. Additionally, the Firm estimates the additional funding requirements for VIEs and other third-party commitments would not be material. In the current environment, the Firm believes a downgrade is unlikely. For additional information on the impact of a credit ratings downgrade on funding requirements for VIEs, and on derivatives and collateral agreements, see Off-balance Sheet Arrangements on pages 52-53 and Ratings profile of derivative receivables mark-to-market (“MTM”) on page 64, of this Annual Report.

56	JPMorgan Chase & Co./2004 Annual Report

Credit risk management

Credit risk is the risk of loss from obligor or counterparty default. The Firm provides credit to customers of all sizes, from large corporate clients to loans for the individual consumer. Management manages the risk/reward relationship of each portfolio, discouraging the retention of loan assets that do not generate a positive return above the cost of risk-adjusted capital. The Firm’s business strategy for its large corporate wholesale loan portfolio remains primarily one of origination for distribution; the majority of the Firm’s wholesale loan originations (primarily to IB clients) continue to be distributed into the marketplace, with residual holds by the Firm averaging less than 10%. With regard to the prime consumer credit market, the Firm focuses on creating a portfolio that is diversified from both a product and a geographical perspective.

The Firm’s credit risk management governance structure consists of the primary functions as described in the organizational chart below.

Credit risk organization

Chief Risk Officer & Deputy Risk Officer
Oversees risk management
Wholesale
Consumer
Credit Risk Management
• Approves all credit exposure; authority varies based on aggregate size of client's credit exposure and the size, maturity and risk level of transaction
• Assigns risk ratings
• Collaborates with client executives to monitor credit quality via periodic reviews of client documentation, financial data and industry trends
• In terms of workouts and restructurings, the Special Credits Group manages criticized wholesale exposures
Credit Portfolio Group
• Manages risk in credit positions from traditional lending and derivative trading activities, through the purchase or sale of credit derivative hedges, other market instruments and secondary market loan sales
• Manages derivatives collateral risk
Risk Management Services
• Formulates credit policies, limits and guidelines
• Addresses credit risk methodologies, including counterparty risk and credit risk capital allocation
• Prepares reports used for monitoring, decision-making and external reporting
• Prepares Allowance for credit losses for appropriateness review by LOBs and senior management
Consumer Credit Risk Management
• Establishes a comprehensive Consumer Risk Policy Framework for Retail Financial Services and Card Services
• Assigns and manages credit authorities to all consumer senior risk officers
• Formulates credit policies and limits; prepares allowance for credit losses for appropriateness review by LOBs and senior management
• Monitors consumer credit risk performance across all portfolio segments, in order to ensure an appropriate risk/return relationship consistent with the Firm's risk profile
• Ensures appropriate credit risk–based capital management for consumer businesses
• Monitors economic trends to manage emerging risk in consumer portfolio

JPMorgan Chase & Co./2004 Annual Report	57

Management’s discussion and analysis

JPMorgan Chase & Co.

In 2004, the Firm continued to enhance its risk management discipline, managing wholesale single-name and industry concentration through its threshold and limit structure and using credit derivatives and loan sales in its portfolio management activity. The Firm manages wholesale exposure concentrations by obligor, risk rating, industry and geography. In addition, the Firm continued to make progress under its multi-year initiative to reengineer specific components of the credit risk infrastructure. The goal is to enhance the Firm’s ability to provide immediate and accurate risk and exposure information; actively manage credit risk in the retained portfolio; support client relationships; more quickly manage the allocation of economic capital; and comply with Basel II initiatives.

In 2004, the Firm continued to grow its consumer loan portfolio, focusing on businesses providing the most appropriate risk/reward relationship while keeping within the Firm’s desired risk tolerance. During the past year, the Firm also completed a strategic review of all consumer lending portfolio segments. This action resulted in the sale of the $4 billion manufactured home loan portfolio, de-emphasizing vehicle leasing and, subsequent to year-end 2004, the sale of a $2 billion recreational vehicle portfolio. Continued growth in the core consumer lending product set (residential real estate, auto and education finance, credit cards and small business) reflected a focus on the prime credit quality segment of the market.

Risk identification

The Firm is exposed to credit risk through its lending (e.g., loans and lending-related commitments), derivatives trading and capital markets activities. Credit risk also arises due to country or sovereign exposure, as well as indirectly through the issuance of guarantees.

Risk measurement

To measure credit risk, the Firm employs several methodologies for estimating the likelihood of obligor or counterparty default. Losses generated by consumer loans are more predictable than wholesale losses but are subject to cyclical and seasonal factors. Although the frequency of loss is higher on consumer loans than on wholesale loans, the severity of loss is typically lower and more manageable. As a result of these differences, methodologies vary depending on certain factors, including type of asset (e.g., consumer installment versus wholesale loan), risk measurement parameters (e.g., delinquency status and credit bureau score versus wholesale risk rating) and risk management and collection processes (e.g., retail collection center versus centrally managed workout groups).

Credit risk measurement is based on the amount of exposure should the obligor or the counterparty default, and the loss severity given a default event. Based on these factors and related market-based inputs, the Firm estimates both probable and unexpected losses for the wholesale and consumer portfolios. Probable losses, reflected in the Provision for credit losses, are statistically-based estimates of credit losses over time, anticipated as a result of obligor or counterparty default. However, probable losses are not the sole indicators of risk. If losses were entirely predictable, the probable loss rate could be factored into pricing and covered as a normal and recurring cost of doing business. Unexpected losses, reflected in the allocation of credit risk capital, represent the potential volatility of actual losses relative to the probable level of losses (refer to Capital management on pages 50-51 of this Annual Report for a further discussion of the credit risk capital methodology). Risk measurement for the wholesale portfolio is primarily based on risk-rated exposure; and for the consumer portfolio it is based on credit-scored exposure.

Risk-rated exposure

For portfolios that are risk-rated, probable and unexpected loss calculations are based on estimates of probability of default and loss given default. Probability of default is expected default calculated on an obligor basis. Loss given default is an estimate of losses that are based on collateral and structural support for each credit facility. Calculations and assumptions are based on management information systems and methodologies under continual review. Risk ratings are assigned and reviewed on an ongoing basis by Credit Risk Management and revised, if needed, to reflect the borrowers’ current risk profile and the related collateral and structural position.

Credit-scored exposure

For credit-scored portfolios (generally Retail Financial Services and Card Services), probable loss is based on a statistical analysis of inherent losses over discrete periods of time. Probable losses are estimated using sophisticated portfolio modeling, credit scoring and decision-support tools to project credit risks and establish underwriting standards. In addition, common measures of credit quality derived from historical loss experience are used to predict consumer losses. Other risk characteristics evaluated include recent loss experience in the portfolios, changes in origination sources, portfolio seasoning, loss severity and underlying credit practices, including charge-off policies. These analyses are applied to the Firm’s current portfolios in order to forecast delinquencies and severity of losses, which determine the amount of probable losses. These factors and analyses are updated on a quarterly basis.

Risk monitoring

The Firm has developed policies and practices that are designed to preserve the independence and integrity of decision-making and ensure credit risks are accurately assessed, properly approved, continually monitored and actively managed at both the transaction and portfolio levels. The policy framework establishes credit approval authorities, credit limits, risk-rating methodologies, portfolio-review parameters and problem-loan management. Wholesale credit risk is continually monitored on both an aggregate portfolio level and on an individual customer basis. For consumer credit risk, the key focus items are trends and concentrations at the portfolio level, where potential problems can be remedied through changes in underwriting policies and portfolio guidelines. Consumer Credit Risk Management monitors trends against business expectations and industry benchmarks.

In order to meet its credit risk management objectives, the Firm seeks to maintain a risk profile that is diverse in terms of borrower, product type, industry and geographic concentration. Additional diversification of the Firm’s exposure is accomplished through syndication of credits, participations, loan sales, securitizations, credit derivatives and other risk-reduction techniques.

Risk reporting

To enable monitoring of credit risk and decision-making, aggregate credit exposure, credit metric forecasts, hold-limit exceptions and risk profile changes are reported to senior credit risk management regularly. Detailed portfolio reporting of industry, customer and geographic concentrations occurs monthly, and the appropriateness of the allowance for credit losses is reviewed by senior management on a quarterly basis. Through the risk governance structure, credit risk trends and limit exceptions are regularly provided to, and discussed with, the Operating Committee.

58	JPMorgan Chase & Co./2004 Annual Report

Credit portfolio

The following table presents JPMorgan Chase’s credit portfolio as of December 31, 2004 and 2003. Total wholesale credit exposure increased by $167 billion, and total consumer exposure increased by $584 billion, at year-end 2004 from year-end 2003. This increase in total exposure (including $71 billion of securitized credit cards) was primarily the result of the Merger.

Wholesale and consumer credit portfolio

As of or for the
year ended			Nonperforming				Average annual
December 31,(a)	Credit exposure		assets(t)(u)		Net charge-offs		net charge-off rate
(in millions, except ratios)	2004	2003	2004	2003	2004	2003	2004	2003

Wholesale(b)(c)(d)
Loans – reported(e)	$135,067	$75,419	$1,574	$2,004	$186	$765	0.19%	0.97%
Derivative receivables(f)(g)	65,982	83,751	241	253	NA	NA	NA	NA
Interests in purchased receivables	31,722	4,752	—	—	NA	NA	NA	NA
Other receivables	—	108	—	108	NA	NA	NA	NA

Total wholesale credit-related assets(e)	232,771	164,030	1,815	2,365	186	765	0.19	0.97
Lending-related commitments(h)(i)	309,399	211,483	NA	NA	NA	NA	NA	NA

Total wholesale credit exposure(e)(j)	$542,170	$375,513	$1,815	$2,365	$186	$765	0.19%	0.97%

Consumer(c)(k)(l)
Loans – reported(m)	$267,047	$139,347	$1,169	$580	$2,913	$1,507	1.56%	1.33%
Loans – securitized(m)(n)	70,795	34,856	—	—	2,898	1,870	5.51	5.64

Total managed consumer loans(m)	$337,842	$174,203	$1,169	$580	$5,811	$3,377	2.43%	2.31%
Lending-related commitments	601,196	181,198	NA	NA	NA	NA	NA	NA

Total consumer credit exposure(o)	$939,038	$355,401	$1,169	$580	$5,811	$3,377	2.43%	2.31%

Total credit portfolio
Loans – reported	$402,114	$214,766	$2,743	$2,584	$3,099	$2,272	1.08%	1.19%
Loans – securitized(n)	70,795	34,856	—	—	2,898	1,870	5.51	5.64

Total managed loans	472,909	249,622	2,743	2,584	5,997	4,142	1.76	1.84
Derivative receivables(f)(g)	65,982	83,751	241	253	NA	NA	NA	NA
Interests in purchased receivables	31,722	4,752	—	—	NA	NA	NA	NA
Other receivables	—	108	—	108	NA	NA	NA	NA

Total managed credit-related assets	570,613	338,233	2,984	2,945	5,997	4,142	1.76	1.84
Wholesale lending-related commitments(h)(i)	309,399	211,483	NA	NA	NA	NA	NA	NA
Consumer lending-related commitments	601,196	181,198	NA	NA	NA	NA	NA	NA
Assets acquired in loan satisfactions(p)	NA	NA	247	216	NA	NA	NA	NA

Total credit portfolio(q)	$1,481,208	$730,914	$3,231	$3,161	$5,997	$4,142	1.76%	1.84%

Purchased held-for-sale wholesale loans(r)	$351	$22	$351	$22	NA	NA	NA	NA
Credit derivative hedges notional(s)	(37,200)	(37,282)	(15)	(123)	NA	NA	NA	NA
Collateral held against derivatives	(9,301)	(36,214)	NA	NA	NA	NA	NA	NA

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.
(b)	Includes Investment Bank, Commercial Banking, Treasury & Securities Services and Asset & Wealth Management.
(c)	Amounts are presented gross of the Allowance for loan losses.
(d)	Net charge-off rates exclude year-to-date average wholesale loans HFS of $6.4 billion and $3.8 billion for 2004 and 2003, respectively.
(e)	Wholesale loans past-due 90 days and over and accruing were $8 million and $42 million at December 31, 2004 and 2003, respectively.
(f)
The 2004 amount includes the effect of legally enforceable master netting agreements. Effective January 1, 2004, the Firm elected to report the fair value of derivative assets and liabilities net of cash received and paid, respectively, under legally enforceable master netting agreements. As of December 31, 2004, derivative receivables were $98 billion before netting of $32 billion of cash collateral held.

(g)
The Firm also views its credit exposure on an economic basis. For derivative receivables, economic credit exposure is the three-year averages of a measure known as Average exposure (which is the expected MTM value of derivative receivables at future time periods, including the benefit of collateral). Average exposure was $38 billion and $34 billion at December 31, 2004 and December 31, 2003, respectively. See pages 62-64 of this Annual Report for a further discussion of the Firm’s derivative receivables.

(h)
The Firm also views its credit exposure on an economic basis. For lending-related commitments, economic credit exposure is represented by a “loan equivalent,” which is the portion of the unused commitments or other contingent exposure that is expected, based on average portfolio historical experience, to become outstanding in the event of a default by the obligor. Loan equivalents were $162 billion and $104 billion at December 31, 2004 and 2003, respectively. See page 65 of this Annual Report for a further discussion of this measure.

(i)
Includes unused advised lines of credit totaling $23 billion and $19 billion at December 31, 2004 and 2003, respectively, which are not legally binding. In regulatory filings with the FRB, unused advised lines are not reportable.

(j)	Represents Total wholesale loans, Derivative receivables, Interests in purchased receivables, Other receivables and Wholesale lending-related commitments.
(k)	Net charge-off rates exclude year-to-date average HFS consumer loans (excluding Card) in the amount of $14.7 billion and $25.3 billion for 2004 and 2003, respectively.
(l)	Includes Retail Financial Services and Card Services.
(m)
Past-due loans 90 days and over and accruing includes credit card receivables of $998 million and $273 million, and related credit card securitizations of $1.3 billion and $879 million, at December 31, 2004 and 2003, respectively.

(n)	Represents securitized credit cards. For a further discussion of credit card securitizations, see Card Services on pages 39-40 of this Annual Report.
(o)	Represents Total consumer loans, Credit card securitizations and Consumer lending-related commitments.
(p)
At December 31, 2004 and 2003, includes $23 million and $10 million, respectively, of wholesale assets acquired in loan satisfactions, and $224 million and $206 million, respectively, of consumer assets acquired in loan satisfactions.

(q)
At December 31, 2004 and 2003, excludes $1.5 billion and $2.3 billion, respectively, of residential mortgage receivables in foreclosure status that are insured by government agencies. These amounts are excluded as reimbursement is proceeding normally.

(r)	Represents distressed wholesale loans purchased as part of IB’s proprietary investing activities.
(s)
Represents the notional amount of single-name and portfolio credit derivatives used to manage the credit risk of wholesale credit exposure; these derivatives do not qualify for hedge accounting under SFAS 133.

(t)	Excludes purchased held-for-sale (“HFS”) wholesale loans.
(u)
Nonperforming assets include wholesale HFS loans of $2 million and $30 million for 2004 and 2003, respectively, and consumer HFS loans of $13 million and $45 million for 2004 and 2003, respectively. HFS loans are carried at the lower of cost or market, and declines in value are recorded in Other income.

NA — Not applicable.

JPMorgan Chase & Co./2004 Annual Report	59

Management’s discussion and analysis

JPMorgan Chase & Co.

Wholesale credit portfolio

The increase in total wholesale exposure was almost entirely due to the Merger. Derivative receivables declined by $18 billion, primarily because, effective January 1, 2004, the Firm elected to report the fair value of derivative assets and liabilities net of cash received and paid, respectively, under legally enforceable master netting agreements. Loans, lending-related commitments and interests in purchased receivables increased by $60 billion, $98 billion and $27 billion, respectively, primarily as a result of the Merger.

Below are summaries of the maturity and ratings profiles of the wholesale portfolio as of December 31, 2004 and 2003. The ratings scale is based on the Firm’s internal risk ratings and is presented on an S&P-equivalent basis.

Wholesale exposure	Maturity profile(a)				Ratings profile
					Investment-grade ("IG")			Noninvestment-grade
At December 31, 2004					AAA	A+	BBB+	BB+	CCC+		Total %
(in billions, except ratios)	<1 year	1-5 years	> 5 years	Total	to AA-	to A-	to BBB	to B-	& below	Total	of IG

Loans	43%	43%	14%	100%	$31	$20	$36	$43	$5	$135	64%
Derivative receivables(b)	19	39	42	100	34	12	11	9	—	66	86
Interests in purchased receivables	37	61	2	100	3	24	5	—	—	32	100
Lending-related commitments(b)(c)	46	52	2	100	124	68	74	40	3	309	86

Total exposure(d)	42%	49%	9%	100%	$192	$124	$126	$92	8	$542	82%

Credit derivative hedges notional(e)	18%	77%	5%	100%	$(11)	$(11)	$(13)	$(2)	$—	$(37)	95%

	Maturity profile(a)				Ratings profile
					Investment-grade ("IG")			Noninvestment-grade
At December 31, 2003(f)					AAA	A+	BBB+	BB+	CCC+		Total %
(in billions, except ratios)	<1 year	1-5 years	> 5 years	Total	to AA-	to A-	to BBB	to B-	& below	Total	of IG

Loans	50%	35%	15%	100%	$14	$13	$20	$22	$6	$75	63%
Derivative receivables(b)	20	41	39	100	47	15	12	9	1	84	88
Interests in purchased receivables	27	71	2	100	5	—	—	—	—	5	100
Lending-related commitments(b)(c)	52	45	3	100	79	57	48	26	2	212	87

Total exposure(d)	44%	43%	13%	100%	$145	$85	$80	$57	$9	$376	83%

Credit derivative hedges notional(e)	16%	74%	10%	100%	$(10)	$(12)	$(12)	$(12)	$(1)	$(37)	92%

(a)
The maturity profile of loans and lending-related commitments is based upon the remaining contractual maturity. The maturity profile of derivative receivables is based upon the maturity profile of Average exposure. See page 63 of this Annual Report for a further discussion of Average exposure.

(b)
Based on economic credit exposure, the total percentage of Investment grade for derivative receivables was 92% and 91% as of December 31, 2004 and 2003, respectively, and for lending-related commitments was 85% and 88% as of December 31, 2004 and 2003, respectively. See footnotes (g) and (h) on page 59 of this Annual Report for a further discussion of economic credit exposure.

(c)
Based on economic credit exposure, the maturity profile for the <1 year, 1-5 years and >5 years categories would have been 31%, 65% and 4%, respectively, as of December 31, 2004, and 38%, 58% and 4%, respectively, as of December 31, 2003. See footnote (h) on page 59 of this Annual Report for a further discussion of economic credit exposure.

(d)
Based on economic credit exposure, the maturity profile for <1 year, 1-5 years and >5 years categories would have been 35%, 54% and 11%, respectively, as of December 31, 2004, and 36%, 46% and 18%, respectively, as of December 31, 2003. See footnotes (g) and (h) on page 59 of this Annual Report for a further discussion of economic credit exposure.

(e)	Ratings are based on the underlying referenced assets.
(f)	Heritage JPMorgan Chase only.

As of December 31, 2004, the wholesale exposure ratings profile remained relatively stable compared with December 31, 2003.

Wholesale credit exposure — selected industry concentration

The Firm actively manages the size and diversification of its industry concentrations, with particular attention paid to industries with actual or potential credit concerns. Following the Merger, the Firm commenced a thorough review of industry definitions and assignments in each of the heritage firm’s portfolios. As a result of this review, the Firm’s industry structure was modified, resulting in two new industry groups within the top-10 industry concen-

trations at December 31, 2004: Banks and finance companies (consists of the industries termed Commercial banks and Finance companies and lessors at year-end 2003) and Retail and consumer services (previously separate industries at December 31, 2003). The Merger resulted in increases in nearly every top 10 industry concentration. Exposures to Banks and finance companies and Asset managers declined, primarily as a result of the Firm’s election to report fair value of derivative assets and liabilities net of cash received and paid, respectively, under legally enforceable master netting agreements, which affected derivative receivables. A significant portion of the Firm’s derivatives portfolio is transacted with customers in these industries.

60	JPMorgan Chase & Co./2004 Annual Report

									Collateral
				Noninvestment-grade(d)			Net	Credit	held against
As of December 31, 2004	Credit		Investment		Criticized	Criticized	charge-offs	derivative	derivative
(in millions, except ratios)	exposure	(c)	grade	Noncriticized	performing	nonperforming	(recoveries)	hedges (e)	receivables (c)

Top 10 industries(a)
Banks and finance companies	$56,184		90%	$5,419	$132	$55	$6	$(11,695)	$(3,464)
Real estate	28,230		64	9,264	609	156	9	(800)	(45)
Healthcare	22,003		79	4,381	204	45	1	(741)	(13)
Retail and consumer services	21,732		76	4,871	285	108	—	(1,767)	(42)
Consumer products	21,427		68	6,382	408	71	85	(1,189)	(50)
Utilities	21,262		85	2,339	504	386	63	(2,247)	(27)
Asset managers	20,389		79	4,225	111	4	(15)	(80)	(655)
State and municipal governments	19,794		97	599	13	1	—	(394)	(18)
Securities firms and exchanges	18,176		87	2,278	4	13	1	(1,398)	(2,068)
Media	15,314		64	4,937	198	311	(5)	(1,600)	(45)
All other	297,659		83	47,261	4,001	665	41	(15,289)	(2,874)

Total	$542,170		82%	$91,956	$6,469	$1,815	$186	$(37,200)	$(9,301)

									Collateral
				Noninvestment-grade(d)			Net	Credit	held against
As of December 31, 2003(b)	Credit		Investment		Criticized	Criticized	charge-offs	derivative	derivative
(in millions, except ratios)	exposure	(c)	grade	Noncriticized	performing	nonperforming	(recoveries)	hedges (e)	receivables (c)

Top 10 industries(a)
Banks and finance companies	$62,652		96%	$2,633	$107	$23	$15	$(12,538)	$(24,822)
Real estate	14,544		70	4,058	232	49	29	(718)	(182)
Healthcare	11,332		86	1,403	139	44	12	(467)	(35)
Retail and consumer services	14,451		73	3,615	224	83	64	(1,637)	(17)
Consumer products	13,774		71	3,628	313	103	6	(1,104)	(122)
Utilities	15,296		82	1,714	415	583	129	(1,960)	(176)
Asset managers	21,794		82	3,899	76	13	14	(245)	(1,133)
State and municipal governments	14,354		100	36	14	1	—	(405)	(12)
Securities firms and exchanges	15,599		83	2,582	9	13	4	(1,369)	(4,168)
Media	14,075		65	3,285	1,307	358	151	(1,678)	(186)
All other	177,642		80	30,002	3,652	1,095	341	(15,161)	(5,361)

Total	$375,513		83%	$56,855	$6,488	$2,365	$765	$(37,282)	$(36,214)

(a)	Based on December 31, 2004, determination of Top 10 industries.
(b)	Heritage JPMorgan Chase only.
(c)
Credit exposure is net of risk participations and excludes the benefit of credit derivative hedges and collateral held against derivative receivables or loans. For 2004, collateral held against derivative receivables excludes $32 billion of cash collateral as a result of the Firm electing to report the fair value of derivative assets and liabilities net of cash received and paid, respectively, under legally enforceable master netting agreements.

(d)	Excludes purchased nonaccrual loans held for sale of $351 million and $22 million at December 31, 2004 and 2003, respectively.
(e)	Represents notional amounts only; these credit derivatives do not qualify for hedge accounting under SFAS 133.

Selected industry discussion

Presented below is a discussion of several industries to which the Firm has significant exposure and which it continues to monitor because of actual or potential credit concerns.

•
Banks and finance companies: This industry group, primarily consisting of exposure to commercial banks, is the largest segment of the Firm’s wholesale credit portfolio. Credit quality is high, as 90% of the exposure in this category is rated investment-grade.

•
Real estate: Wholesale real estate grew considerably as a result of the Merger. The resulting exposure is diversified by transaction type, borrower base, geography and property type. In 2004, the portfolio continued to benefit from disciplined underwriting, low interest rates, high liquidity and increased capital demand.

•
All other: All other at December 31, 2004, included $298 billion of credit exposure to 21 industry segments. Exposures related to SPEs and high-net-worth individuals totaled 45% of this category. SPEs provide secured financing (generally backed by receivables, loans or bonds on a bankruptcy-remote, non-recourse or limited-recourse basis) originated by companies in a diverse group of industries that are not highly correlated. The remaining All other exposure is well diversified across other industries, none of which comprises more than 3% of total exposure.

Wholesale criticized exposure

Exposures deemed criticized generally represent a ratings profile similar to a rating of CCC+/Caa1 and lower, as defined by Standard & Poor’s/Moody’s. Despite the Merger, the criticized component of the portfolio decreased to $8.3 billion at December 31, 2004, from $8.9 billion at year-end 2003. The portfolio continued to experience improvement due to debt repayments and

JPMorgan Chase & Co./2004 Annual Report	61

Management’s discussion and analysis

JPMorgan Chase & Co.

facility upgrades as a result of client recapitalizations; additional security and collateral taken in refinancings; client upgrades from improved financial performance; gross charge-offs; and a lack of migration of new exposures into the portfolio.

Criticized exposure — industry concentrations

As of December 31, 2004 (in millions)

Utilities	$890	10.7%
Real estate	765	9.2
Media	509	6.1
Chemicals/plastics	488	5.9
Consumer products	479	5.8
Machinery and equipment manufacturing	459	5.6
Airlines	450	5.4
Business services	444	5.4
Metals/mining	438	5.3
Building materials/construction	430	5.2
All other	2,932	35.4

Total	$8,284	100%

Wholesale nonperforming assets (excluding purchased held-for-sale wholesale loans) decreased from December 31, 2003, as a result of gross charge-offs of $543 million taken during 2004. Wholesale net charge-offs improved significantly compared with 2003, as a result of lower gross charge-offs and slightly higher recoveries. The 2004 wholesale net charge-off rate was 0.19%, compared with 0.97% in 2003.

Although future charge-offs in the wholesale portfolio and overall credit quality are subject to uncertainties, which may cause actual results to differ from historic performance, the Firm anticipates that the wholesale provision for credit losses will be higher in 2005 than it was in 2004, as the provision for credit losses moves to more normal levels over time.

Derivative contracts

In the normal course of business, the Firm utilizes derivative instruments to meet the needs of customers, to generate revenues through trading activities, to manage exposure to fluctuations in interest rates, currencies and other markets and to manage its own credit risk. The Firm uses the same credit risk management procedures as those used for traditional lending to assess and approve potential credit exposures when entering into derivative transactions.

The following table summarizes the aggregate notional amounts and the reported derivative receivables (i.e., the MTM or fair value of the derivative contracts after taking into account the effects of legally enforceable master netting agreements) at each of the dates indicated:

Notional amounts and derivative receivables marked to market (“MTM”)

As of December 31,	Notional amounts(a)		Derivative receivables MTM
(in billions)	2004	2003(b)	2004		2003(b)

Interest rate	$37,022	$31,252	$46		$60
Foreign exchange	1,886	1,545	8		10
Equity	434	328	6		9
Credit derivatives	1,071	578	3		3
Commodity	101	61	3		2

Total	40,514	33,764	66		84
Collateral held against derivative receivables	NA	NA	(9	)(c)	(36)

Exposure net of collateral	NA	NA	$57		$48

(a)	The notional amounts represent the gross sum of long and short third-party notional derivative contracts, excluding written options and foreign exchange spot contracts.
(b)	Heritage JPMorgan Chase only.
(c)
The Firm held $41 billion of collateral against derivative receivables as of December 31, 2004, consisting of $32 billion in net cash received under credit support annexes to legally enforceable master netting agreements, and $9 billion of other highly liquid collateral. The benefit of the $32 billion is reflected within the $66 billion of derivative receivables MTM. Excluded from the $41 billion of collateral is $10 billion of collateral delivered by clients at the initiation of transactions; this collateral secures exposure that could arise in the existing portfolio of derivatives should the MTM of the client’s transactions move in the Firm’s favor. Also excluded are credit enhancements in the form of letter-of-credit and surety receivables.

62	JPMorgan Chase & Co./2004 Annual Report

The $41 trillion of notional principal of the Firm’s derivative contracts outstanding at December 31, 2004, significantly exceeds the possible credit losses that could arise from such transactions. For most derivative transactions, the notional principal amount does not change hands; it is simply used as a reference to calculate payments. The appropriate measure of current credit risk is, in the Firm’s view, the MTM value of the contract, which represents the cost to replace the contracts at current market rates should the counterparty default. When JPMorgan Chase has more than one transaction outstanding with a counterparty, and a legally enforceable master netting agreement exists with that counterparty, the netted MTM exposure, less collateral held, represents, in the Firm’s view, the appropriate measure of current credit risk. At December 31, 2004, the MTM value of derivative receivables (after taking into account the effects of legally enforceable master netting agreements and the impact of net cash received under credit support annexes to such legally enforceable master netting agreements) was $66 billion. Further, after taking into account $9 billion of other highly liquid collateral held by the Firm, the net current MTM credit exposure was $57 billion.

While useful as a current view of credit exposure, the net MTM value of the derivative receivables does not capture the potential future variability of that credit exposure. To capture the potential future variability of credit exposure, the Firm calculates, on a client-by-client basis, three measures of potential derivatives-related credit loss: Peak, Derivative Risk Equivalent (“DRE”) and Average exposure (“AVG”). These measures all incorporate netting and collateral benefits, where applicable.

Peak exposure to a counterparty is an extreme measure of exposure calculated at a 97.5% confidence level. However, the total potential future credit risk embedded in the Firm’s derivatives portfolio is not the simple sum of all Peak client credit risks. This is because, at the portfolio level, credit risk is reduced by the fact that when offsetting transactions are done with separate counterparties, only one of the two trades can generate a credit loss, even if both counterparties were to default simultaneously. The Firm refers to this effect as market diversification, and the Market-Diversified Peak (“MDP”) measure is a portfolio aggregation of counterparty Peak measures, representing the maximum losses at the 97.5% confidence level that would occur if all counterparties defaulted under any one given market scenario and timeframe.

Derivative Risk Equivalent exposure is a measure that expresses the riskiness of derivative exposure on a basis intended to be equivalent to the riskiness of loan exposures. This is done by equating the unexpected loss in a derivative counterparty exposure (which takes into consideration both the loss volatility and the credit rating of the counterparty) with the unexpected loss in a loan exposure (which takes into consideration only the credit rating of the counterparty). DRE is a less extreme measure of potential credit loss than Peak and is the primary measure used by the Firm for credit approval of derivative transactions.

Finally, Average exposure is a measure of the expected MTM value of the Firm’s derivative receivables at future time periods, including the benefit of collateral. AVG exposure over the total life of the derivative contract is used as the primary metric for pricing purposes and is used to calculate credit capital and the Credit Valuation Adjustment (“CVA”), as described further below.

The chart below shows the exposure profiles to derivatives over the next 10 years as calculated by the MDP, DRE and AVG metrics. All three measures generally show declining exposure after the first year, if no new trades were added to the portfolio.

Exposure profile of derivatives measures
December 31, 2004
(in billions)

(a)	Excludes $5 billion from the $57 billion of reported derivative receivables MTM net of collateral. The exclusion reflects risk mitigation for exchange traded deals and equity option calls.

The MTM value of the Firm’s derivative receivables incorporates an adjustment, the CVA, to reflect the credit quality of counterparties. The CVA is based on the Firm’s AVG to a counterparty, and on the counterparty’s credit spread in the credit derivatives market. The primary components of changes in CVA are credit spreads, new deal activity or unwinds, and changes in the underlying market environment. The Firm believes that active risk management is essential to controlling the dynamic credit risk in the derivatives portfolio. The Firm risk manages its exposure to changes in CVA by entering into credit derivative transactions, as well as interest rate, foreign exchange, equity and commodity derivatives transactions. The MTM value of the Firm’s derivative payables does not incorporate a valuation adjustment to reflect JPMorgan Chase’s credit quality.

JPMorgan Chase & Co./2004 Annual Report	63

Management’s discussion and analysis

JPMorgan Chase & Co.

The following table summarizes the ratings profile of the Firm’s Consolidated balance sheet Derivative receivables MTM, net of cash and other highly liquid collateral, for the dates indicated:

Ratings profile of derivative receivables MTM

Rating equivalent	2004		2003(b)
December 31,	Exposure net	% of exposure	Exposure net	% of exposure
(in millions)	of collateral(a)	net of collateral	of collateral	net of collateral

AAA to AA-	$30,384	53%	$24,697	52%
A+ to A-	9,109	16	7,677	16
BBB+ to BBB-	9,522	17	7,564	16
BB+ to B-	7,271	13	6,777	14
CCC+ and below	395	1	822	2

Total	$56,681	100%	$47,537	100%

(a)
The Firm held $41 billion of collateral against derivative receivables as of December 31, 2004, consisting of $32 billion in net cash received under credit support annexes to legally enforceable master netting agreements, and $9 billion of other highly liquid collateral. The benefit of the $32 billion is reflected within the $66 billion of derivative receivables MTM. Excluded from the $41 billion of collateral is $10 billion of collateral delivered by clients at the initiation of transactions; this collateral secures exposure that could arise in the existing portfolio of derivatives should the MTM of the client’s transactions move in the Firm’s favor. Also excluded are credit enhancements in the form of letter-of-credit and surety receivables.

(b)	Heritage JPMorgan Chase only.

The Firm actively pursues the use of collateral agreements to mitigate counterparty credit risk in derivatives. The percentage of the Firm’s derivatives transactions subject to collateral agreements increased slightly, to 79% as of December 31, 2004, from 78% at December 31, 2003. The Firm held $41 billion of collateral as of December 31, 2004 (including $32 billion of net cash received under credit support annexes to legally enforceable master netting agreements), compared with $36 billion as of December 31, 2003. The Firm posted $31 billion of collateral as of December 31, 2004, compared with $27 billion at the end of 2003.

Certain derivative and collateral agreements include provisions that require the counterparty and/or the Firm, upon specified downgrades in their respective credit ratings, to post collateral for the benefit of the other party. As of December 31, 2004, the impact of a single-notch ratings downgrade to JPMorgan Chase Bank, from its current rating of AA- to A+, would have been an additional $1.5 billion of collateral posted by the Firm; the impact of a six-notch ratings downgrade (from AA- to BBB-) would have been $3.9 billion of additional collateral. Certain derivative contracts also provide for termination of the contract, generally upon a downgrade of either the Firm or the counterparty, at the then-existing MTM value of the derivative contracts.

Use of credit derivatives

The following table presents the Firm’s notional amounts of credit derivatives protection bought and sold by the respective businesses as of December 31, 2004 and 2003:

Credit derivatives positions

	Notional amount
	Portfolio management		Dealer/client
December 31,	Protection	Protection	Protection	Protection
(in millions)	bought(b)	sold	bought	sold	Total

2004	$37,237	$37	$501,266	$532,335	$1,070,875
2003(a)	37,349	67	264,389	275,888	577,693

(a)	Heritage JPMorgan Chase only.
(b)	Includes $2 billion at both December 31, 2004 and 2003, of portfolio credit derivatives.

JPMorgan Chase has limited counterparty exposure as a result of credit derivatives transactions. Of the $66 billion of total Derivative receivables at December 31, 2004, approximately $3 billion, or 5%, was associated with credit derivatives, before the benefit of highly liquid collateral. The use of credit derivatives to manage exposures by the Credit Portfolio Group does not reduce the reported level of assets on the balance sheet or the level of reported off-balance sheet commitments.

Credit portfolio management activity

In managing its wholesale credit exposure, the Firm purchases single-name and portfolio credit derivatives. As of December 31, 2004, the notional outstanding amount of protection bought via single-name and portfolio credit derivatives was $35 billion and $2 billion, respectively. The Firm also diversifies its exposures by providing (i.e., selling) credit protection, which increases exposure to industries or clients where the Firm has little or no client-related exposure. This activity is not material to the Firm’s overall credit exposure.

Use of single-name and portfolio credit derivatives

December 31,	Notional amount of protection bought
(in millions)	2004	2003(a)

Credit derivative hedges of:
Loans and lending-related commitments	$25,002	$22,471
Derivative receivables	12,235	14,878

Total	$37,237	$37,349

(a)	Heritage JPMorgan Chase only.

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

64	JPMorgan Chase & Co./2004 Annual Report

activities, causes earnings volatility that is not representative of the true changes in value of the Firm’s overall credit exposure. The MTM treatment of both the Firm’s credit derivatives used for managing credit exposure (“short” credit positions) and the CVA, which reflects the credit quality of derivatives counterparty exposure (“long” credit positions), provides some natural offset.

In 2004, there were $44 million of losses in Trading revenue from credit portfolio management activities. The losses consisted of $297 million related to credit derivatives used to manage the Firm’s credit exposure; of this amount, $234 million was associated with credit derivatives used to manage accrual lending activities, and $63 million with credit derivatives used to manage the derivatives portfolio. The losses were largely due to the ongoing cost of buying credit protection and some additional impact due to the global tightening of credit spreads. These losses were partially offset by $253 million of gains from a decrease in the MTM value of the CVA, a result of the same factors.

The 2003 credit portfolio management activity resulted in $191 million of losses included in Trading revenue. These losses included $746 million related to credit derivatives that were used to risk manage the Firm’s credit exposure; approximately $504 million of this amount was associated with credit derivatives used to manage accrual lending activities, and the remainder was primarily related to credit derivatives used to manage the credit risk of MTM derivative receivables. The losses were generally driven by an overall global tightening of credit spreads. The $746 million loss was partially offset by $555 million of trading revenue gains, primarily related to the decrease in the MTM value of the CVA due to credit spread tightening.

The Firm also actively manages its wholesale credit exposure through loan and commitment sales. During 2004 and 2003, the Firm sold $5.9 billion and $5.2 billion of loans and commitments, respectively, resulting in losses of $8 million and $54 million, respectively, in connection with the management of its wholesale credit exposure. These activities are not related to the Firm’s securitization activities, which are undertaken for liquidity and balance sheet management purposes. For a further discussion of securitization activity, see Note 13 on pages 103-106 of this Annual Report.

Dealer/client activity

As of December 31, 2004, the total notional amounts of protection purchased and sold by the dealer business were $501 billion and $532 billion, respectively. The mismatch between these notional amounts is attributable to the Firm selling protection on large, diversified, predominantly investment-grade portfolios (including the most senior tranches) and then risk managing these positions by buying protection on the more subordinated tranches of the same portfolios. In addition, the Firm may use securities to risk manage certain derivative positions. Consequently, while there is a mismatch in notional amounts of credit derivatives, in the Firm’s view, the risk positions are largely matched.

Lending-related commitments

The contractual amount of wholesale lending-related commitments was $309 billion at December 31, 2004, compared with $211 billion at December 31, 2003. The increase was primarily due to the Merger. In the Firm’s view, the total contractual amount of these instruments is not representative of the Firm’s actual credit risk exposure or funding requirements. In determining the amount of credit risk exposure the Firm has to wholesale lending-related commitments, which is used as the basis for allocating credit risk capital to these instruments, the Firm has established a “loan-equivalent” amount for each commitment; this represents the portion of the unused commitment or other contingent exposure that is expected, based on average portfolio historical experience, to become outstanding in the event of a default by an obligor. The amount of the loan equivalents as of December 31, 2004 and 2003, was $162 billion and $104 billion, respectively.

Country exposure

The Firm has a comprehensive process for measuring and managing its exposures and risk in emerging markets countries – defined as those countries potentially vulnerable to sovereign events. Exposures to a country include all credit-related lending, trading, and investment activities, whether cross-border or locally funded. Exposure amounts are adjusted for credit enhancements (e.g. guarantees and letters of credit) provided by third parties located outside the country, if the enhancements fully cover the country risk, as well as the business risk. As of December 31, 2004, the Firm’s exposure to any individual country was not material. In addition to monitoring country exposures, the Firm uses stress tests to measure and manage the risk of extreme loss associated with sovereign crises.

JPMorgan Chase & Co./2004 Annual Report	65

Management’s discussion and analysis

JPMorgan Chase & Co.

Consumer credit portfolio

JPMorgan Chase’s consumer portfolio consists primarily of residential mortgages and home equity loans, credit cards, auto and education financings and loans to small businesses. The domestic consumer portfolio reflects the benefit of diversification from both a product and a geographical perspective. The primary focus is on serving the prime consumer credit market.

The following table presents managed consumer credit-related information for the dates indicated:

Consumer portfolio

As of or for the year ended	Credit-related			Nonperforming						Average annual
December 31,	exposure			assets			Net charge-offs			net charge-off rate(e)
(in millions, except ratios)	2004	2003	(d)	2004	2003	(d)	2004	2003	(d)	2004	2003 (d)

Consumer real estate
Home finance – home equity and other(a)	$67,837	$24,179		$416	$125		$554	$109		1.18%	0.56%
Home finance – mortgage	56,816	50,381		257	249		19	26		0.05	0.08

Total Home finance(a)	124,653	74,560		673	374		573	135		0.65	0.26
Auto & education finance	62,712	43,157		193	123		263	171		0.52	0.43
Consumer & small business and other	15,107	4,204		295	72		154	75		1.64	1.83
Credit card receivables – reported(b)	64,575	17,426		8	11		1,923	1,126		4.95	6.40

Total consumer loans – reported	267,047	139,347		1,169	580		2,913	1,507		1.56	1.33
Credit card securitizations (b)(c)	70,795	34,856		—	—		2,898	1,870		5.51	5.64

Total consumer loans – managed(b)	337,842	174,203		1,169	580		5,811	3,377		2.43	2.31
Assets acquired in loan satisfactions	NA	NA		224	206		NA	NA		NA	NA

Total consumer related assets – managed	337,842	174,203		1,393	786		5,811	3,377		2.43	2.31
Consumer lending-related commitments:
Home finance	53,223	31,626		NA	NA		NA	NA		NA	NA
Auto & education finance	5,193	2,637		NA	NA		NA	NA		NA	NA
Consumer & small business and other	10,312	5,792		NA	NA		NA	NA		NA	NA
Credit cards	532,468	141,143		NA	NA		NA	NA		NA	NA

Total lending-related commitments	601,196	181,198		NA	NA		NA	NA		NA	NA

Total consumer credit portfolio	$939,038	$355,401		$1,393	$786		$5,811	$3,377		2.43%	2.31%

(a)	Includes $406 million of charge-offs related to the manufactured home loan portfolio in the fourth quarter of 2004.
(b)
Past-due loans 90 days and over and accruing includes credit card receivables of $998 million and $273 million, and related credit card securitizations of $1.3 billion and $879 million at December 31, 2004 and 2003, respectively.

(c)	Represents securitized credit cards. For a further discussion of credit card securitizations, see Card Services on page 39 of this Annual Report.
(d)	Heritage JPMorgan Chase only.
(e)	Net charge-off rates exclude average loans HFS in the amount of $14.7 billion and $25.3 billion for 2004 and 2003, respectively.
NA-Not applicable.

66	JPMorgan Chase & Co./2004 Annual Report

Total managed consumer loans as of December 31, 2004, were $338 billion, up from $174 billion at year-end 2003, reflecting the addition of the Bank One consumer credit portfolios. Consumer lending–related commitments increased by 232% to $601 billion at December 31, 2004, reflecting the impact of the Merger. The following discussion relates to the specific loan and lending-related categories within the consumer portfolio:

Retail Financial Services

Average RFS loan balances for 2004 were $163 billion. New loans originated in 2004 reflect higher credit quality, consistent with management’s focus on the prime credit market segment. The net charge-off rate for retail loans in 2004 was 0.67%, an increase of 27 basis points from 2003. This increase was primarily attributable to the Merger and to $406 million of charge-offs in the fourth quarter of 2004, which were associated with the sale of the $4 billion manufactured home loan portfolio.

Future RFS charge-offs and credit quality are subject to uncertainties which may cause actual results to differ from current anticipated performance, including the direction and level of loan delinquencies, changes in consumer behavior, bankruptcy trends, portfolio seasoning, interest rate movements and portfolio mix, among other factors.

The Firm proactively manages its retail credit operation. Ongoing efforts include continual review and enhancement of credit underwriting criteria and refinement of pricing and risk management models.

Home Finance: Home finance loans on the balance sheet as of December 31, 2004, were $125 billion. This consisted of $68 billion of home equity and other loans and $57 billion of mortgages, including mortgage loans held-for-sale. Home equity and other loans previously included manufactured home loans, a product the Firm stopped originating at mid-year 2004; the Firm sold substantially all of its manufactured home loan portfolio at the end of 2004. The $125 billion in Home Finance receivables as of December 31, 2004, reflects an increase of $50 billion from year-end 2003, driven by the addition of Bank One’s home equity and mortgage portfolios. Home Finance provides real estate lending to the full spectrum of credit borrowers, which included $7 billion in sub-prime credits at December 31, 2004. The geographic distribution of outstanding consumer real estate loans is well diversified.

Consumer real estate loan portfolio by geographic location

December 31,	2004		2003(a)
(in billions)	Outstanding	%	Outstanding	%

Top 10 U.S. States
California	$22.8	18%	$17.3	23%
New York	18.4	15	16.3	22
Illinois	8.0	6	1.9	3
Texas	7.9	6	4.5	6
Florida	7.1	6	4.7	6
Ohio	6.1	5	0.7	1
Arizona	5.2	4	1.0	1
Michigan	5.2	4	1.2	2
New Jersey	4.5	4	3.1	4
Colorado	3.2	3	1.5	2

Total Top 10	88.4	71	52.2	70
Other	36.3	29	22.4	30

Total	$124.7	100%	$74.6	100%

(a)	Heritage JPMorgan Chase only.

Auto & Education Finance: As of December 31, 2004, Auto & education finance loans increased to $63 billion, up from $43 billion at year-end 2003. The acquisition of the Bank One portfolio was responsible for the increase. The Auto & education loan portfolio reflects a high concentration of prime quality credits. During the past year, the Firm completed a strategic review of all consumer lending portfolio segments. This review resulted in the Firm choosing to de-emphasize vehicle leasing, which, as of December 31, 2004, comprised $8 billion of outstandings. It is anticipated that over time vehicle leases will account for a smaller share of balance sheet receivables and exposure. The strategic review also resulted in the sale of a $2 billion recreational vehicle portfolio in early 2005.

Consumer & Small Business/Insurance: As of December 31, 2004, Small business & other consumer loans increased to $15 billion compared with 2003 year-end levels of $4 billion. This portfolio segment is primarily comprised of loans to small businesses, and the increase reflects the acquisition of the Bank One small business portfolio. The portfolio reflects highly collateralized loans, often with personal loan guarantees.

Card Services

JPMorgan Chase analyzes its credit card portfolio on a managed basis, which includes credit card receivables on the consolidated balance sheet and those receivables sold to investors through securitization. Managed credit card receivables were $135 billion at December 31, 2004, an increase of $83 billion from year-end 2003, reflecting the acquisition of the Bank One portfolio.

Consumer credit quality trends continue to improve overall, reflecting general economic conditions and reduced consumer bankruptcy filings versus the prior year. The decrease in the managed credit card net charge-off rate, to 5.27% in 2004 from 5.90% in 2003, reflected the impact of the Merger, as well as management’s continued emphasis on prudent credit risk management, including disciplined underwriting and account management practices targeted to the prime and super-prime credit sectors. Credit Risk Management tools used to manage the level and volatility of losses for credit card accounts have been continually updated, and, where appropriate, these tools were adjusted to reduce credit risk. The managed credit card portfolio continues to reflect a well-seasoned portfolio that has good U.S. geographic diversification.

Future charge-offs in the credit card portfolio and overall credit quality are subject to uncertainties, which may cause actual results to differ from historic performance. This could include the direction and level of loan delinquencies, changes in consumer behavior, bankruptcy trends, portfolio seasoning, interest rate movements and portfolio mix, among other factors. While current economic and credit data suggest that consumer credit quality will not significantly deteriorate, significant deterioration in the general economy could materially change these expectations.

JPMorgan Chase & Co./2004 Annual Report	67

Management’s discussion and analysis

JPMorgan Chase & Co.

Allowance for credit losses

JPMorgan Chase’s allowance for credit losses is intended to cover probable credit losses, including losses where the asset is not specifically identified or the size of the loss has not been fully determined. At least quarterly, the allowance for credit losses is reviewed by the Chief Risk Officer and the Deputy Chief Risk Officer of the Firm and is discussed with a risk subgroup of the Operating Committee, relative to the risk profile of the Firm’s credit portfolio and current economic conditions. The allowance is adjusted based on that review if, in management’s judgment, changes are warranted. The allowance includes an asset-specific component and a formula-based component, the latter of which consists of a statistical calculation and adjustments to the statistical calculation. For further discussion of the components of the Allowance for credit losses, see Critical accounting estimates used by the Firm on page 77 and Note 12 on pages 102-103 of this Annual Report. At December 31, 2004, management deemed the allowance for credit losses to be sufficient to absorb losses that are inherent in the portfolio, including losses that are not specifically identified or for which the size of the loss has not yet been fully determined.

Summary of changes in the allowance for credit losses

For the year ended
December 31,(a)	2004			2003
(in millions)	Wholesale	Consumer	Total	Wholesale	Consumer	Total

Loans:
Beginning balance	$2,204	$2,319	$4,523	$2,936	$2,414	$5,350
Addition allowance resulting from the Merger, July 1, 2004	1,788	1,335	3,123	—	—	—
Gross charge-offs	(543)	(3,262) (c)	(3,805)	(1,113)	(1,705)	(2,818)
Gross recoveries	357	349	706	348	198	546

Net charge-offs	(186)	(2,913)	(3,099)	(765)	(1,507)	(2,272)
Provision for loan losses:
Provision excluding accounting policy conformity	(605)	2,403	1,798	25	1,554	1,579
Accounting policy conformity	(103)	1,188 (d)	1,085	—	—	—

Total Provision for loan losses	(708)	3,591	2,883	25	1,554	1,579
Other	—	(110)	(110) (f)	8	(142)	(134	)(f)

Ending balance	$3,098 (b)	$4,222 (e)	$7,320	$2,204	$2,319	$4,523

Lending-related commitments:
Beginning balance	$320	$4	$324	$363	$—	$363
Addition allowance resulting from the Merger, July 1, 2004	499	9	508	—	—	—
Net charge-offs	—	—	—	—	—	—
Provision for lending-related commitments:
Provision excluding accounting policy conformity	(111)	(1)	(112)	(40)	1	(39)
Accounting policy conformity	(227)	—	(227)	—	—	—

Total Provision for lending-related commitments	(338)	(1)	(339)	(40)	1	(39)
Other	(1)	—	(1)	(3)	3	—

Ending balance	$480	$12	$492 (g)	$320	$4	$324

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase. 2003 reflects the results of heritage JPMorgan Chase only.
(b)
Includes $469 million of asset-specific loss and approximately $2.6 billion of formula-based loss. Included within the formula-based loss is $1.6 billion related to a statistical calculation and adjustments to the statistical calculation of $990 million.

(c)	Includes $406 million of charge-offs related to the sale of the $4 billion manufactured home loan portfolio in the fourth quarter of 2004.
(d)
Consists of an increase of approximately $1.4 billion as a result of the decertification of heritage Bank One seller’s interest in credit card securitizations, partially offset by a reduction of $254 million to conform provision methodologies.

(e)	Includes $3.2 billion and $1.0 billion of consumer statistical and adjustments to statistical components, respectively, at December 31, 2004.
(f)	Primarily represents the transfer of the allowance for accrued fees on reported credit card loans.
(g)
Includes $130 million of asset-specific loss and $362 million of formula-based loss. Note: The formula-based loss for lending-related commitments is based on statistical calculation. There is no adjustment to the statistical calculation for lending-related commitments.

Overall: The Allowance for credit losses increased by $3.0 billion from December 31, 2003, to December 31, 2004, primarily driven by the Merger. Adjustments required to conform to the combined Firm’s allowance methodology, and alignment of accounting practices related to the seller’s interest in credit card securitizations, resulted in a net increase in the Provision for credit losses of $858 million. See Note 12 on pages 102-103 of this Annual Report.

Loans: The allowance has two components: asset-specific and formula-based. As of December 31, 2004, management deemed the allowance to be appropriate. Excluding loans held for sale, the allowance represented 1.94% of loans at December 31, 2004, compared with 2.33% at year-end 2003.

The wholesale component of the allowance was $3.1 billion as of December 31, 2004, an increase from year-end 2003, primarily due to the Merger. The wholesale allowance also reflected a reduction of $103 million in the provision as a result of conforming the combined Firm’s allowance methodology.

The consumer component of the allowance was $4.2 billion as of December 31, 2004, an increase from December 31, 2003, primarily attributable to the Merger and the decertification of Bank One’s seller’s retained interest in credit card securitizations. Adjustments required to conform to the combined Firm’s allowance methodology included a reduction of $192 million in the Allowance for loan losses within RFS. Conforming the methodology within Card Services reduced the Allowance for loan losses by $62 million.

68	JPMorgan Chase & Co./2004 Annual Report

Additionally, in Card Services, $128 million in allowance for accrued fees and finance charges was reclassified from the Allowance for loan losses to Loans.

At the time of the Merger, Bank One’s seller’s interest in credit card securitizations was in a certificated or security form and recorded at fair value. Subsequently, a decision was made to decertificate these assets, which resulted in a reclassification of the seller’s interest from Available-for-sale securities to Loans, at fair value, with no allowance for credit losses. Generally, as the underlying credit card receivables represented by the seller’s interest were paid off, customers continued to use their credit cards and originate new receivables, which were then recorded as Loans at historical cost. As these new loans aged, it was necessary to establish an Allowance for credit losses consistent with the Firm’s credit policies. During the second half of 2004, approximately $1.4 billion of the Allowance for loan losses was established through the provision associated with newly originated receivables related to the seller’s interest.

Lending-related commitments: To provide for the risk of loss inherent in the Firm’s process of extending credit, management also computes an asset-specific component and a formula-based component for wholesale lending-related commitments. These are computed using a methodology similar to that used for the wholesale loan portfolio, modified for expected maturities and probabilities of drawdown. This allowance, which is reported in Other liabilities, was $492 million at December 31, 2004, and reflected the impact of the Merger, partially offset by a $227 million benefit as a result of conforming the combined Firm’s allowance methodology. The allowance was $324 million at December 31, 2003.

Provision for credit losses

For a discussion of the reported Provision for credit losses, see page 23 of this Annual Report. The managed provision for credit losses, which reflects credit card securitizations, increased primarily due to the Merger.

For the year ended			Provision for
December 31,(a)	Provision for loan losses		lending-related commitments		Total provision for credit losses
(in millions)	2004	2003	2004	2003	2004	2003

Investment Bank	$(525)	$(135)	$(115)	$(46)	$(640)	$(181)
Commercial Banking	35	8	6	(2)	41	6
Treasury & Securities Services	7	—	—	1	7	1
Asset & Wealth Management	(12)	36	(2)	(1)	(14)	35
Corporate	(110)	116	—	8	(110)	124

Total Wholesale	(605)	25	(111)	(40)	(716)	(15)
Retail Financial Services	450	520	(1)	1	449	521
Card Services	1,953	1,034	—	—	1,953	1,034

Total Consumer	2,403	1,554	(1)	1	2,402	1,555
Accounting policy conformity(b)	1,085	—	(227)	—	858	—

Total provision for credit losses	2,883	1,579	(339)	(39)	2,544	1,540
Add: Securitized credit losses	2,898	1,870	—	—	2,898	1,870
Less: Accounting policy conformity	(1,085)	—	227	—	(858)	—

Total managed provision for credit losses	$4,696	$3,449	$(112)	$(39)	$4,584	$3,410

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.
(b)
The provision for loan losses includes an increase of approximately $1.4 billion as a result of the decertification of heritage Bank One’s seller’s interest in credit card securitizations, partially offset by a reduction of $357 million to conform provision methodologies. The provision for lending-related commitments reflects a reduction of $227 million to conform provision methodologies in the wholesale portfolio.

JPMorgan Chase & Co./2004 Annual Report	69

Management’s discussion and analysis

JPMorgan Chase & Co.

Market risk management

Market risk represents the potential loss in value of portfolios and financial instruments caused by adverse movements in market variables, such as interest and foreign exchange rates, credit spreads, and equity and commodity prices.

Market risk management

Market Risk Management (“MRM”) is a function independent of the businesses that identifies, measures, monitors, and controls market risk. It seeks to facilitate efficient risk/return decisions and to reduce volatility in operating performance. It strives to make the Firm’s market risk profile transparent to senior management, the Board of Directors and regulators.

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

Risk identification and classification

MRM works in partnership with the business segments to identify market risks throughout the Firm, and to refine and monitor market risk policies and procedures. All business segments are responsible for comprehensive identification and verification of market risks within their units. Risk-taking businesses have Middle Office functions that act independently from trading personnel and are responsible for verifying risk exposures that the business takes. In addition to providing independent oversight for market risk arising from the business segments, MRM is also responsible for identifying exposures which may not be large within individual business segments, but which may be large for the Firm in aggregate. Weekly meetings are held between MRM and the heads of risk-taking businesses, to discuss and decide on risk exposures in the context of the market environment and client flows.

Positions that expose the Firm to market risk are classified into two categories: trading and nontrading risk. Trading risk includes positions that are held for trading purposes as a principal or as part of a business whose main business strategy is to trade or make markets. Unrealized gains and losses in these positions are generally reported in trading revenue. Nontrading risk includes securities held for longer term investment, and securities and derivatives used to manage the Firm’s asset/liability exposures. In most cases, unrealized gains and losses in these positions are accounted for at fair value, with the gains and losses reported in Net income or Other comprehensive income.

Trading risk

Fixed income: Fixed income risk (which includes credit spread risk) involves the potential decline in Net income or financial condition due to adverse changes in market interest rates, which may result in changes to NII, securities valuations, and other interest-sensitive revenues and expenses.

Foreign exchange, equities, commodities and other: These risks involve the potential decline in Net income to the Firm due to adverse changes in foreign exchange, equities or commodities markets, whether due to proprietary positions taken by the Firm, or due to a decrease in the level of client activity. Other risks include passive long-term investments in numerous hedge funds that may have exposure to fixed income, foreign exchange, equity and commodity risk within their portfolio risk structures.

Nontrading risk

The execution of the Firm’s core business strategies, the delivery of products and services to its customers, and the discretionary positions the Firm undertakes to risk-manage structural exposures give rise to interest rate risk in the nontrading activities of the Firm.

70	JPMorgan Chase & Co./2004 Annual Report

This exposure can result from a variety of factors, including differences in the timing among the maturity or re-pricing of assets, liabilities and off-balance sheet instruments. Changes in the level and shape of market interest rate curves may also create interest rate risk, since the re-pricing characteristics of the Firm’s assets do not necessarily match those of its liabilities. The Firm is also exposed to basis risk, which is the difference in re-pricing characteristics of two floating rate indices, such as the prime rate and 3-month LIBOR. In addition, some of the Firm’s products have embedded optionality that impact pricing and balance levels.

The Firm manages interest rate exposure related to its assets and liabilities on a consolidated, corporate-wide basis. Business units transfer their interest rate risk to Treasury through a transfer-pricing system, which takes into account the elements of interest rate exposure that can be risk managed in financial markets. These elements include asset and liability balances and contractual rates of interest, contractual principal payment schedules, expected prepayment experience, interest rate reset dates and maturities, rate indices used for re-pricing, and any interest rate ceilings or floors for adjustable rate products. All transfer-pricing assumptions are reviewed by Treasury.

The Firm’s mortgage banking activities also give rise to complex interest rate risks. The interest rate exposure from the Firm’s mortgage banking activities is a result of option and basis risks. Option risk arises primarily from prepayment options embedded in mortgages and changes in the probability of newly-originated mortgage commitments actually closing. Basis risk results from different relative movements between mortgage rates and other interest rates. These risks are managed through programs specific to the different mortgage banking activities. Potential impairment in the fair value of mortgage servicing rights (“MSRs”) and increased amortization levels of MSRs are managed via a risk management program that attempts to offset changes in the fair value of MSRs with changes in the fair value of derivatives and investment securities. A similar approach is used to manage the interest rate risk associated with the Firm’s mortgage origination business.

Risk measurement

Tools used to measure risk

Because no single measure can reflect all aspects of market risk, the Firm uses several measures, both statistical and nonstatistical, including:

•	Statistical risk measures
-	Value-at-Risk (“VAR”)
-	Risk identification for large exposures (“RIFLE”)
•	Nonstatistical risk measures
-	Economic value stress tests
-	Earnings-at-risk stress tests
-	Other measures of position size and sensitivity to market moves

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

Each business day the Firm undertakes a comprehensive VAR calculation that includes both its trading and its nontrading activities. VAR for nontrading activities measures the amount of potential change in economic value; however, VAR for such activities is not a measure of reported revenue since nontrading activities are generally not marked to market through earnings. JPMorgan Chase’s VAR calculation is highly granular, comprising more than 2.1 million positions and 240,000 pricing series (e.g., securities prices, interest rates, foreign exchange rates). For a substantial portion of its exposure, the Firm has implemented full-revaluation VAR, which, management believes, generates the most accurate results.

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

While VAR is a valuable tool for evaluating relative risks and aggregating risks across businesses, it only measures the potential volatility of daily revenues. Profitability and risk levels over longer time periods — a fiscal quarter or a year — may be only loosely related to the average value of VAR over those periods for several reasons. First, while VAR measures potential fluctuations around average daily revenue, the average itself could reflect significant gains or losses; for example, from client revenues that accompany risk-taking activities. Second, large trading revenues may result from positions taken over longer periods of time. For example, a business may maintain an exposure to rising or falling interest rates over a period of weeks or months. If the market exhibits a long-term trend over that time, the business could experience large gains or losses, even though revenue volatility on each individual day may have been small.

JPMorgan Chase & Co./2004 Annual Report	71

Management’s discussion and analysis

JPMorgan Chase & Co.

Trading VAR

IB trading VAR by risk type and credit portfolio VAR(a)

	2004						2003(e)
As of or for the year ended	Average	Minimum		Maximum		At	Average	Minimum		Maximum		At
December 31, (in millions)(b)	VAR	VAR		VAR		December 31,	VAR	VAR		VAR		December 31,

By risk type:
Fixed income	$74.4	$45.3		$117.5		$57.3	$61.4	$42.3		$104.3		$79.9
Foreign exchange	17.3	10.2		32.8		28.4	16.8	11.0		30.2		23.5
Equities	28.2	15.2		57.8		19.8	18.2	6.7		51.6		45.6
Commodities and other	8.7	6.5		17.9		8.4	7.7	4.9		12.6		8.7
Less: portfolio diversification	(43.6)	NM	(d)	NM	(d)	(41.8)	(39.4)	NM	(d)	NM	(d)	(61.7)

Total trading VAR	$85.0	$51.6		$125.2		$72.1	$64.7	$39.8		$116.3		$96.0
Credit portfolio VAR(c)	14.0	10.8		16.6		15.0	17.8	12.8		22.0		13.2
Less: portfolio diversification	(8.5)	NM	(d)	NM	(d)	(9.4)	(13.2)	NM	(d)	NM	(d)	(8.1)

Total trading and credit portfolio VAR	$90.5	$55.3		$131.6		$77.7	$69.3	$44.8		$119.8		$101.1

(a)
Includes all mark-to-market trading activities in the IB, plus available for sale securities held for the IB’s proprietary purposes. Amounts exclude VAR related to the Firm’s private equity business. For a discussion of Private equity risk management, see page 76 of this Annual Report.

(b)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.
(c)
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

(e)
Amounts have been revised to reflect the reclassification of hedge fund investments, reclassification of Treasury positions to portfolios outside the IB, and the inclusion of available for sale securities held for the IB’s proprietary purposes.

The largest contributors to the IB trading VAR in 2004 was fixed income risk. Before portfolio diversification, fixed income risk accounted for roughly 58% of the average IB Trading Portfolio VAR. The diversification effect, which on average reduced the daily average IB Trading Portfolio VAR by $43.6 million in 2004, reflects the fact that the largest losses for different positions and risks do not typically occur at the same time. The risk of a portfolio of positions is therefore usually less than the sum of the risks of the positions themselves. The degree of diversification is determined both by the extent to which different market variables tend to move together and by the extent to which different businesses have similar positions.

Average IB trading and Credit Portfolio VAR during 2004 rose to $90.5 million, compared with $69.3 million for the same period in 2003. Period-end VAR decreased over the same period, to $77.7 million from $101.1 million. The decrease was driven by a decline in fixed income and equities VAR, primarily due to decreased risk positions and lower market volatility. In general, over the course of a year, VAR exposures can vary significantly as trading positions change and market volatility fluctuates.

VAR backtesting

To evaluate the soundness of its VAR model, the Firm conducts daily backtesting of VAR against actual financial results, based on daily market risk-related revenue. Market risk-related revenue is defined as the daily change in value of the mark-to-market trading portfolios plus any trading-related net interest income, brokerage commissions, underwriting fees or other revenue. The Firm’s definition of market risk-related revenue is consistent with the FRB’s implementation of the Basel Committee’s market risk capital rules. The histogram below illustrates the daily market risk-related gains and losses for the IB trading businesses for the year ended December 31, 2004. The chart shows that the IB posted market risk-related gains on 224 out of 261 days in this period, with 12 days exceeding $100 million. The inset graph looks at those days on which the IB experienced losses and depicts the amount by which VAR exceeded the actual loss on each of those days. Losses were sustained on 37 days, with no loss greater than $50 million, and with no loss exceeding the VAR measure.

72	JPMorgan Chase & Co./2004 Annual Report

The graph below depicts the number of days on which the IB’s market risk-related gains and losses fell within particular ranges. The inset graph to the right looks at those days on which the IB experienced losses and depicts the amount by which VAR exceeded the actual loss on each of those days.
Daily IB market risk-related gains and losses

Economic value stress testing

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

Economic-value stress tests measure the potential change in the value of the Firm’s portfolios. Applying economic-value stress tests helps the Firm understand how the economic value of its balance sheet (i.e., not the amounts reported under U.S. GAAP) would change under certain scenarios. The Firm conducts economic-value stress tests for both its trading and its nontrading activities, using the same scenarios for both.

The Firm stress tests its portfolios at least once a month using multiple scenarios. Several macroeconomic event-related scenarios are evaluated across the Firm, with shocks to roughly 10,000 market prices specified for each scenario. Additional scenarios focus on the risks predominant in individual business segments, and include scenarios that focus on the potential for adverse moves in complex portfolios.

Scenarios are derived from either severe historical crises or forward assessment of developing market trends. They are continually reviewed and updated to reflect changes in the Firm’s risk profile and economic events. Stress-test results, trends and explanations are provided each month to the Firm’s executive management and to the lines of business to help them better measure and manage risks to understand event risk-sensitive positions.

The Firm’s stress-test methodology assumes that, during an actual stress event, no management action would be taken to change the risk profile of portfolios. This captures the decreased liquidity that often occurs with abnormal markets and results, in the Firm’s view, in a conservative stress-test result.

Based on the Firm’s stress scenarios, the stress test loss (pre-tax) in the IB’s trading portfolio ranged from $202 million to $1.2 billion, and $227 million to $895 million for the years ended December 31, 2004 and 2003, respectively. (The 2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. In addition, the 2003 amounts have been revised to reflect the transfer of Treasury positions from the IB to the Corporate business segment.)

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

JPMorgan Chase & Co./2004 Annual Report	73

Management’s discussion and analysis

JPMorgan Chase & Co.

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

Nonstatistical risk measures

Nonstatistical risk measures other than stress testing include net open positions, basis point values, option sensitivities, position concentrations and position turnover. These measures provide additional information on an exposure’s size and the direction in which it is moving. Nonstatistical measures are used for monitoring limits, one-off approvals and tactical control.

Earnings-at-risk stress testing

The VAR and stress-test measures described above illustrate the total economic sensitivity of the Firm’s balance sheet to changes in market variables. The effect of interest rate exposure on reported Net income is also critical. Interest rate risk exposure in the Firm’s core nontrading business activities (i.e., asset/liability management positions) results from on- and off-balance sheet positions. The Firm conducts simulations of NII for its nontrading activities under a variety of interest rate scenarios, which are consistent with the scenarios used for economic-value stress testing. Earnings-at-risk tests measure the potential change in the Firm’s Net interest income over the next 12 months. These tests highlight exposures to various rate-sensitive factors, such as the rates themselves (e.g., the prime lending rate), pricing strategies on deposits, optionality and changes in product mix. The tests included forecasted balance sheet changes, such as asset sales and securitizations, as well as prepayment and reinvestment behavior.

JPMorgan Chase’s 12-month pre-tax earnings sensitivity profiles as of December 31, 2004, were as follows:

	Immediate change in rates
(in millions)	+200bp	+100bp	-100bp

December 31, 2004	$(557)	$(164)	$(180)

The Firm is exposed to both rising and falling rates. The Firm’s risk to rising rates is largely the result of increased funding costs. In contrast, the exposure to falling rates is the result of potential compression in deposit spreads, coupled with higher anticipated levels of loan prepayments.

Immediate changes in interest rates present a limited view of risk, and so a number of alternative scenarios are also reviewed. These scenarios include the implied forward curve, nonparallel rate shifts and severe interest rate shocks on selected key rates. These scenarios are intended to provide a comprehensive view of JPMorgan Chase’s earnings-at-risk over a wide range of outcomes.

Earnings-at-risk can also result from changes in the slope of the yield curve, because the Firm has the ability to lend at fixed rates and borrow at variable or short-term fixed rates. Based on these scenarios, the Firm’s earnings would be negatively affected by a sudden and unanticipated increase in short-term rates without a corresponding increase in long-term rates. Conversely, higher long-term rates are generally beneficial to earnings, particularly when the increase is not accompanied by rising short-term rates.

Risk monitoring and control

Limits

Market risk is primarily controlled through a series of limits. The sizes of the limits reflect the Firm’s risk appetite after extensive analysis of the market environment and business strategy. The analysis examines factors such as market volatility, product liquidity, business track record, and management experience and depth.

The Firm maintains different levels of limits. Corporate-level limits encompass VAR calculations and stress-test loss advisories. Similarly, business segment levels include limits based on VAR calculations and nonstatistical measurements, and P&L loss advisories. Businesses are responsible for adhering to established limits, against which exposures are monitored and reported daily. Exceeded limits are reported immediately to senior management, and the affected business unit must take appropriate action to reduce trading positions. If the business cannot do this within an acceptable timeframe, senior management is consulted on the appropriate action.

MRM regularly reviews and updates risk limits, and the Firm’s Operating Committee reviews and approves risk limits at least twice a year. MRM further controls the Firm’s exposure by specifically designating approved financial instruments for each business unit.

Qualitative review

MRM also performs periodic reviews of both businesses and products with exposure to market risk in order to assess the ability of the businesses to control market risk. The businesses’ management strategies, market conditions, product details and effectiveness of risk controls are reviewed. Specific recommendations for improvements are made to management.

Model review

Many of the Firm’s financial instruments cannot be valued based on quoted market prices but are instead valued using pricing models. Such models are used for management of risk positions, such as reporting risk against limits, as well as for valuation. A model review group, independent of the lines of business units and MRM, reviews the models the Firm uses, and assesses model appropriateness and consistency across businesses. The model reviews consider a number of issues: appropriateness of the model, assessing the extent to which it accurately reflects the characteristics of the transaction and captures its significant risks; independence and reliability of data sources; appropriateness and adequacy of numerical algorithms; and sensitivity to input parameters or other assumptions which cannot be priced from the market.

Reviews are conducted for new or changed models, as well as previously accepted models, and they assess whether there have been any material changes to the accepted models; whether there have been any changes in the product or market that may impact the model’s validity; and whether there are theoretical or competitive developments that may require reassessment of the model’s adequacy. For a summary of valuations based on models, see Critical accounting estimates used by the Firm on pages 77-79 of this Annual Report.

Risk reporting

Value-at-risk, nonstatistical exposures and dollar trading loss limit exceptions are reported daily for each trading and nontrading business. Market risk exposure trends, value-at-risk trends, profit and loss changes, and portfolio concentrations are reported weekly to business management and monthly to senior management. In addition, the results of comprehensive, monthly stress tests are presented to business and senior management.

74	JPMorgan Chase & Co./2004 Annual Report

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

The Firm’s approach to operational risk management is intended to mitigate such losses by supplementing the traditional control-based approach to operational risk with risk measures, tools and disciplines that are risk-specific, consistently applied and utilized firmwide. Key themes are transparency of information, escalation of key issues and accountability for issue resolution.

Risk identification and measurement

Risk identification is the recognition of the operational risk events that management believes may give rise to operational losses.

In 2004, JPMorgan Chase redesigned the underlying architecture of its firmwide self-assessment process, and began implementing the process throughout the heritage Bank One business units. The goal of the self-assessment process is for each business to identify the key operational risks specific to its environment and assess the degree to which it maintains appropriate controls. Action plans are developed for control issues identified, and businesses are held accountable for tracking and resolving these issues on a timely basis.

All businesses were required to perform semiannual self-assessments in 2004, which were completed by the businesses through the use of software applications developed by the Firm. Going forward, the Firm will utilize the self-assessment process as a dynamic risk management tool.

Risk monitoring
The Firm has a process for monitoring operational risk-event data, permitting analysis of errors and losses as well as trends. Such analysis, performed both at a line-of-business level and by risk event type, enables identification of the causes associated with risk events faced by the businesses. Where available, the internal data can be supplemented with external data for comparative analysis with industry patterns. The data reported will enable the Firm to back-test against self-assessment results.

Risk reporting and analysis

Operational risk management reports provide timely and accurate information to the lines of business and senior management, including information about actual operational loss levels and self-assessment results. The purpose of these reports is to enable management to maintain operational risk at appropriate levels within each line of business, to escalate issues and to provide consistent data aggregation across the Firm’s business and support areas.

During 2004, the Firm implemented Phoenix, a new internally-designed operational risk architecture model. Phoenix integrates the individual components of the operational risk management framework into a unified, web-based tool. When fully implemented, Phoenix will enable the Firm to enhance its reporting and analysis of operational risk data, leading to improved risk management and financial performance. Phoenix will also facilitate the ability of businesses to leverage existing processes to comply with risk management-related regulatory requirements thereby leading to increased efficiencies in the Firm’s management of operational risk.

For purposes of reporting and analysis, the Firm categorizes operational risk events as follows:

•	Client service and selection
•	Business practices
•	Fraud, theft and malice
•	Execution, delivery and process management
•	Employee disputes
•	Disasters and public safety
•	Technology and infrastructure failures

Audit alignment

Internal Audit utilizes a risk-based program of audit coverage to provide an independent assessment of the design and effectiveness of key controls over the Firm’s operations, regulatory compliance and reporting. Internal Audit partners with business management and members of the control community in providing guidance on the operational risk framework, and reviews the effectiveness and accuracy of the business self-assessment process as part of its business unit audits.

JPMorgan Chase & Co./2004 Annual Report	75

Management’s discussion and analysis
JPMorgan Chase & Co.

Reputation and fiduciary risk management

A firm’s success depends not only on its prudent management of liquidity, credit, market, operational and business risks, but equally on the maintenance among many constituents — clients, investors, regulators, as well as the general public — of a reputation for business practices of the highest quality.

Attention to reputation has always been a key aspect of the Firm’s practices, and maintenance of reputation is the responsibility of everyone at the Firm. JPMorgan Chase bolsters this individual responsibility in many ways: through the Code of Conduct, training, policies and oversight functions that approve transactions. These oversight functions include a Conflicts Office, which examines wholesale transactions with the potential to create conflicts of interest or role for the Firm.

Policy review office
The Firm has an additional structure to address certain transactions with clients, especially complex derivatives and structured finance transactions, that have the potential to adversely affect its reputation. This structure reinforces the Firm’s procedures for examining transactions in terms of appropriateness, ethical issues and reputational risk, and it intensifies the Firm’s scrutiny of the purpose and effect of its transactions from the client’s point of view, with the goal that these transactions not be used to mislead investors or others. The structure operates at three levels: as part of every business’s transaction approval process; through review by regional Policy Review Committees; and through oversight by the Policy Review Office.

Primary responsibility for adherence to the policies and procedures designed to address reputation risk lies with the business units conducting the transactions in question. The Firm’s transaction approval process requires review and sign-off from, among others, internal legal/compliance, conflicts, tax and accounting groups. Transactions involving an SPE established by the Firm receive particular scrutiny to ensure that every such entity is properly approved, documented, monitored and controlled.

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

Fiduciary risk management
The Firm maintains risk management committees within each of its lines of business that include in their mandate the oversight of legal, reputational and fiduciary-related risks in their businesses that may produce significant losses or reputational damage. The Fiduciary Risk Management function works with the line-of-business risk committees to ensure that businesses providing investment or risk management products or services perform at the appropriate standard relative to their relationship with a client, whether it be fiduciary or non-fiduciary in nature. Of particular focus are the policies and practices that address a business’ responsibilities to a client including client suitability determination, disclosure obligations, disclosure communications and performance expectations with respect to the investment and risk management products or services being provided by the Firm. In this way, the line-of-business risk committees, together with the Fiduciary Risk Management function, provide oversight of the Firm’s efforts to monitor, measure and control the risks that may arise in the delivery of such products or services to clients, as well as those stemming from the Firm’s responsibilities undertaken on behalf of employees.

Private equity risk management

Risk management
The Firm’s private equity business employs processes for risk measurement and control of private equity risk that are similar to those used for other businesses within the Firm. The processes are coordinated with the Firm’s overall approach to market and concentration risk. Private equity risk is initially monitored through the use of industry and geographic limits. Additionally, to manage the pace of new investments, a ceiling on the amount of annual private equity investment activity has been established. At December 31, 2004, the carrying value of the private equity portfolio was $7.5 billion.

Private Equity’s publicly-held securities create a significant exposure to general declines in the equity markets. Initially to gauge that risk, VAR and stress-test exposures are calculated in the same way as they are for the Firm’s trading and nontrading portfolios. However, because VAR assumes that positions can be exited in a normal market, JPMorgan Chase believes that the VAR for publicly-held securities does not necessarily represent the true value-at-risk for these holdings nor is it indicative of the loss potential for these holdings, due to the fact that most of the positions are subject to sale restrictions and, often, represent significant concentration of ownership. Accordingly, Private Equity management undertakes frequent reviews of its publicly-held securities investments as part of a disciplined approach to sales and risk management issues. Risk management programs are limited but are considered when practical and as circumstances dictate. Over time, the Firm may change the nature and type of Private equity risk management programs it enters into.

76	JPMorgan Chase & Co./2004 Annual Report

Critical accounting estimates used by the Firm

JPMorgan Chase’s accounting policies and use of estimates are integral to understanding its reported results. The Firm’s most complex accounting estimates require management’s judgment to ascertain the valuation of assets and liabilities. The Firm has established detailed policies and control procedures intended to ensure that valuation methods, including any judgments made as part of such methods, are well controlled, independently reviewed and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The Firm believes its estimates for determining the valuation of its assets and liabilities are appropriate. The following is a brief description of the Firm’s critical accounting estimates involving significant valuation judgments.

Allowance for credit losses
JPMorgan Chase’s Allowance for credit losses covers the wholesale and consumer loan portfolios as well as the Firm’s portfolio of wholesale lending-related commitments. The Allowance for loan losses is intended to adjust the value of the Firm’s loan assets for probable credit losses as of the balance sheet date. For a further discussion of the methodologies used in establishing the Firm’s Allowance for credit losses, see Note 12 on pages 102-103 of this Annual Report.

Wholesale loans and lending-related commitments
The methodology for calculating both the Allowance for loan losses and the Allowance for lending-related commitments involves significant judgment. First and foremost, it involves the early identification of credits that are deteriorating. Second, it involves management judgment to derive loss factors. Third, it involves management judgment to evaluate certain macroeconomic factors, underwriting standards, and other relevant internal and external factors affecting the credit quality of the current portfolio and to refine loss factors to better reflect these conditions.

The Firm uses a risk rating system to determine the credit quality of its wholesale loans. Wholesale loans are reviewed for information affecting the obligor’s ability to fulfill its obligations. In assessing the risk rating of a particular loan, among the factors considered include the obligor’s debt capacity and financial flexibility, the level of the obligor’s earnings, the amount and sources for repayment, the level and nature of contingencies, management strength, and the industry and geography in which the obligor operates. These factors are based on an evaluation of historical and current information, and involve subjective assessment and interpretation. Emphasizing one factor over another, or considering additional factors that may be relevant in determining the risk rating of a particular loan, but which are not currently an explicit part of the Firm’s methodology, could impact the risk rating assigned by the Firm to that loan.

Management applies its judgment to derive loss factors associated with each credit facility. These loss factors are determined by facility structure, collateral and type of obligor. Wherever possible, the Firm uses independent, verifiable data or the Firm’s own historical loss experience in its models for estimating these loss factors. Many factors can affect management’s estimates of loss, including volatility of loss given default, probability of default and rating migrations. Judgment is applied to determine whether the loss given default should be calculated as an average over the entire credit cycle or at a particular point in the credit cycle. The application of different loss given default fac-

tors would change the amount of the Allowance for credit losses determined appropriate by the Firm. Similarly, there are judgments as to which external data on probability of default should be used, and when they should be used. Choosing data that are not reflective of the Firm’s specific loan portfolio characteristics could affect loss estimates.

Management also applies its judgment to adjust the loss factors derived taking into consideration model imprecision, external factors and economic events that have occurred but are not yet reflected in the loss factors. The resultant adjustments to the statistical calculation of losses on the performing portfolio are determined by creating estimated ranges using historical experience of both loss given default and probability of default. Factors related to concentrated and deteriorating industries are also incorporated where relevant. The estimated ranges and the determination of the appropriate point within the range are based upon management’s view of uncertainties that relate to current macroeconomic and political conditions, quality of underwriting standards and other relevant internal and external factors affecting the credit quality of the current portfolio. The adjustment to the statistical calculation for the wholesale loan portfolio for the period ended December 31, 2004, was $990 million, the maximum amount within the range, based on management’s assessment of current economic conditions.

Consumer loans
For scored loans (generally consumer lines of business), loss is primarily determined by applying statistical loss factors and other risk indicators to pools of loans by asset type. These loss estimates are sensitive to changes in delinquency status, credit bureau scores, the realizable value of collateral, and other risk factors.

Adjustments to the statistical calculation are accomplished in part by analyzing the historical loss experience for each major product segment. Management analyzes the range of credit loss experienced for each major portfolio segment taking into account economic cycles, portfolio seasoning, and underwriting criteria and then formulates a range that incorporates relevant risk factors that impact overall credit performance. The recorded adjustment to the statistical calculation for the period ended December 31, 2004 was $1.0 billion, based on management’s assessment of current economic conditions.

Fair value of financial instruments
A portion of JPMorgan Chase’s assets and liabilities are carried at fair value, including trading assets and liabilities, AFS securities and private equity investments. Held-for-sale loans and mortgage servicing rights (“MSRs”) are carried at the lower of fair value or cost. At December 31, 2004, approximately $417 billion of the Firm’s assets were recorded at fair value.

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The majority of the Firm’s assets reported at fair value are based on quoted market prices or on internally developed models that utilize independently sourced market parameters, including interest rate yield curves, option volatilities and currency rates.

The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that are actively traded and have quoted market prices or parameters readily available,

JPMorgan Chase & Co./2004 Annual Report	77

Management’s discussion and analysis
JPMorgan Chase & Co.

there is little to no subjectivity in determining fair value. When observable market prices and parameters do not exist, management judgment is necessary to estimate fair value. The valuation process takes into consideration factors such as liquidity and concentration concerns and, for the derivatives portfolio, counterparty credit risk (see the discussion of CVA on page 63 of this Annual Report). For example, there is often limited market data to rely on when estimating the fair value of a large or aged position. Similarly, judgment must be applied in estimating prices for less readily observable external parameters. Finally, other factors such as model assumptions, market dislocations and unexpected correlations can affect estimates of fair value. Imprecision in estimating these factors can impact the amount of revenue or loss recorded for a particular position.

Trading and available-for-sale portfolios
Substantially all of the Firm’s securities held for trading and investment purposes (“long” positions) and securities that the Firm has sold to other parties but does not own (“short” positions) are valued based on quoted market prices. However, certain securities are less actively traded and, therefore, are not always able to be valued based on quoted market prices. The determination of their fair value requires management judgment, as this determination may require benchmarking to similar instruments or analyzing default and recovery rates. Examples include certain collateralized mortgage and debt obligations and high-yield debt securities.

As few derivative contracts are listed on an exchange, the majority of the Firm’s derivative positions are valued using internally developed models that use as their basis readily observable market parameters — that is, parameters that are actively quoted and can be validated to external sources, including industry-pricing services. Certain derivatives, however, are valued based on models with significant unobservable market parameters — that is, parameters that may be estimated and are, therefore, subject to management judgment to substantiate the model valuation. These instruments are normally either less actively traded or trade activity is one-way. Examples include long-dated interest rate or currency swaps, where swap rates may be unobservable for longer maturities, and certain credit products, where correlation and recovery rates are unobservable. Due to the lack of observable market data, the Firm defers the initial trading profit for these financial instruments. The deferred profit is recognized in Trading revenue on a systematic basis and when observable market data becomes available. Management judgment includes recording fair value adjustments (i.e., reductions) to model valuations to account for parameter uncertainty when valuing complex or less actively traded derivative transactions. The following table summarizes the Firm’s trading and available-for-sale portfolios by valuation methodology at December 31, 2004:

	Trading assets		Trading liabilities
	Securities		Securities		AFS
	purchased(a)	Derivatives(b)	sold(a)	Derivatives(b)	securities

Fair value based on:
Quoted market prices	92%	1%	99%	1%	94%
Internal models with significant observable market parameters	5	97	1	97	2
Internal models with significant unobservable market parameters	3	2	—	2	4

Total	100%	100%	100%	100%	100%

(a)	Reflected as debt and equity instruments on the Firm’s Consolidated balance sheets.
(b)
Based on gross mark-to-market valuations of the Firm’s derivatives portfolio prior to netting positions pursuant to FIN 39, as cross-product netting is not relevant to an analysis based upon valuation methodologies.

To ensure that the valuations are appropriate, the Firm has various controls in place. These include: an independent review and approval of valuation models; detailed review and explanation for profit and loss analyzed daily and over time; decomposing the model valuations for certain structured derivative instruments into their components and benchmarking valuations, where possible, to similar products; and validating valuation estimates through actual cash settlement. As markets and products develop and the pricing for certain derivative products becomes more transparent, the Firm refines its valuation methodologies. The Valuation Control Group within the Finance area, a group independent of the risk-taking function, is responsible for reviewing the accuracy of the valuations of positions taken within the Investment Bank.

For a discussion of market risk management, including the model review process, see Market risk management on pages 70-74 of this Annual Report. For further details regarding the Firm’s valuation methodologies, see Note 29 on pages 121-124 of this Annual Report.

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

Private equity investments
Valuation of private investments held primarily by the Private Equity business within Corporate requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets. Private investments are initially valued based on cost. The carrying values of private investments are adjusted from cost to reflect both positive and negative changes evidenced by financing events with third-party capital providers. In addition, these investments are subject to ongoing

78	JPMorgan Chase & Co./2004 Annual Report

impairment reviews by Private Equity’s senior investment professionals. A variety of factors are reviewed and monitored to assess impairment including, but not limited to, operating performance and future expectations, industry valuations of comparable public companies, changes in market outlook and the third-party financing environment over time. The Valuation Control Group within the Finance area is responsible for reviewing the accuracy of the carrying values of private investments held by Private Equity. For additional information about private equity investments, see the Private equity risk management discussion on page 76 and Note 9 on pages 98-100 of this Annual Report.

MSRs and certain other retained interests in securitizations
MSRs and certain other retained interests from securitization activities do not trade in an active, open market with readily observable prices. For example, sales of MSRs do occur, but the precise terms and conditions are typically not readily available. Accordingly, the Firm estimates the fair value of MSRs and certain other retained interests in securitizations using a discounted future cash flow model. For MSRs, the model considers portfolio characteristics, contractually specified servicing fees and prepayment assumptions, delinquency rates, late charges, other ancillary revenues, costs to service and other economic factors. For other retained interests in securitizations (such as interest-only strips), the model is generally based on projections of finance charges related to the securitized assets, net credit losses, average life, and contractual interest paid to the third-party investors. Changes in the assumptions used may have a significant impact on the Firm’s valuation of retained interests. Management believes that the fair values and related assumptions utilized in the models are comparable to those used by other market participants. For a further discussion of the most significant assumptions used to value retained interests in securitizations and MSRs, as well as the applicable stress tests for those assumptions, see Notes 13 and 15 on pages 103-106 and 109-111, respectively, of this Annual Report.

Goodwill impairment
Under SFAS 142, goodwill must be allocated to reporting units and tested for impairment. The Firm tests goodwill for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. Impairment testing is performed at the reporting-unit level (which is generally one level below the six major business segments identified in Note 31 on pages 126-127 of this Annual Report, plus Private Equity which is included in Corporate). The first part of the test is a comparison, at the reporting unit level, of the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value is less than the carrying value, then the second part of the test is needed to measure the amount of potential goodwill impairment. The implied fair value of the reporting unit goodwill is calculated and compared to the carrying amount of goodwill recorded in the Firm’s financial records. If the carrying value of reporting unit goodwill exceeds the implied fair value of that goodwill, then the Firm would recognize an impairment loss in the amount of the difference, which would be recorded as a charge against Net income.

The fair values of the reporting units are determined using discounted cash flow models based on each reporting unit’s internal forecasts. In addition, analysis using market-based trading and transaction multiples, where available, are used to assess the reasonableness of the valuations derived from the discounted cash flow models.

Goodwill was not impaired as of December 31, 2004 or December 31, 2003, nor was any goodwill written off during the years ended December 31, 2004, 2003 and 2002. See Note 15 on page 109 of this Annual Report for additional information related to the nature and accounting for goodwill and the carrying values of goodwill by major business segment.

JPMorgan Chase & Co./2004 Annual Report	79

Management’s discussion and analysis
JPMorgan Chase & Co.

Nonexchange-traded commodity contracts at fair value

In the normal course of business, JPMorgan Chase trades nonexchange-traded commodity contracts. To determine the fair value of these contracts, the Firm uses various fair value estimation techniques, which are primarily based on internal models with significant observable market parameters. The Firm’s nonexchange-traded commodity contracts are primarily energy-related contracts. The following table summarizes the changes in fair value for nonexchange-traded commodity contracts for the year ended December 31, 2004:

For the year ended
December 31, 2004 (in millions)	Asset position	Liability position

Net fair value of contracts outstanding at January 1, 2004	$1,497	$751
Effect of legally enforceable master netting agreements	834	919

Gross fair value of contracts outstanding at January 1, 2004	2,331	1,670
Contracts realized or otherwise settled during the period	(5,486)	(4,139)
Fair value of new contracts	1,856	1,569
Changes in fair values attributable to changes in valuation techniques and assumptions	—	—
Other changes in fair value	5,052	4,132

Gross fair value of contracts outstanding at December 31, 2004	3,753	3,232
Effect of legally enforceable master netting agreements	(2,304)	(2,233)

Net fair value of contracts outstanding at December 31, 2004	$1,449	$999

The following table indicates the schedule of maturities of nonexchange-traded commodity contracts at December 31, 2004:

At December 31, 2004 (in millions)	Asset position	Liability position

Maturity less than 1 year	$1,999	$1,874
Maturity 1-3 years	1,266	1,056
Maturity 4-5 years	454	293
Maturity in excess of 5 years	34	9

Gross fair value of contracts outstanding at December 31, 2004	3,753	3,232
Effects of legally enforceable master netting agreements	(2,304)	(2,233)

Net fair value of contracts outstanding at December 31, 2004	$1,449	$999

Accounting and reporting developments

Accounting for income taxes — repatriation of foreign earnings under the American Jobs Creation Act of 2004
In December 2004, the FASB issued FSP SFAS 109-2, which provides accounting and disclosure guidance for the foreign earnings repatriation provision within the American Jobs Creation Act of 2004 (the “Act”). The Act was signed into law on October 22, 2004.

The Act creates a temporary incentive for U.S. companies to repatriate accumulated foreign earnings at a substantially reduced U.S. effective tax rate by providing a dividends received deduction on the repatriation of certain foreign earnings to the U.S. taxpayer (the “repatriation provision”). The new deduction is subject to a number of limitations and requirements.

Clarification to key elements of the repatriation provision from Congress or the U.S. Treasury Department may affect an enterprise’s evaluation of the effect of the Act on its plan for repatriation or reinvestment of foreign earnings. The FSP provides a practical exception to the SFAS 109 requirement to reflect the effect of a new tax law in the period of enactment, because of the lack of clarification to certain provisions within the Act and the timing of the enactment. Thus, companies have additional time to assess the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. A company should apply the provisions of SFAS 109 (i.e., reflect the tax impact in the financial statements) in the period in which it makes the decision to repatriate or reinvest unremitted foreign earnings in accordance with the Act. Decisions can be made in stages (e.g., by foreign country). The repatriation provision is effective for either the 2004 or 2005 tax years for calendar year taxpayers.

The range of possible amounts that may be considered for repatriation under this provision is between zero and $1.9 billion. The Firm is currently assessing the impact of the repatriation provision and, at this time, cannot reasonably estimate the related range of income tax effects of such repatriation provision. Accordingly, the Firm has not reflected the tax effect of the repatriation provision in income tax expense or income tax liabilities.

Accounting for share-based payments
In December 2004, the FASB issued SFAS 123R, which revises SFAS 123 and supersedes APB 25. Accounting and reporting under SFAS 123R is generally similar to the SFAS 123 approach. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

80	JPMorgan Chase & Co./2004 Annual Report

The Firm has continued to account for stock options that were outstanding as of December 31, 2002 under APB 25 using the intrinsic value method. Therefore, compensation expense for some previously granted awards that was not recognized under SFAS 123 will be recognized under SFAS 123R. Had the Firm adopted SFAS 123R in prior periods, the impact would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share as presented in Note 7 on page 97 of this Annual Report. SFAS 123R must be adopted no later than July 1, 2005. SFAS 123R permits adoption using one of two methods — modified prospective or modified retrospective. The Firm is currently evaluating both the timing and method of adopting the new standard.

Impairment of available-for-sale and held-to-maturity securities
In September 2004, the FASB issued FSP EITF 03-1-1, indefinitely delaying the measurement provisions of EITF 03-1. The disclosure requirements of EITF 03-1 remain effective and are included in Note 9 on pages 98-100 of this Annual Report. EITF 03-1 addresses issues related to other-than-temporary impairment for securities classified as either available-for-sale or held-to-maturity under SFAS 115 (including individual securities and investments in mutual funds) and for investments accounted for under the cost method. A proposed FSP addressing these issues was issued by the FASB and is expected to be finalized in 2005. The impact of EITF 03-1, if any, to the Firm’s investment portfolios will not be known until the final consensus is issued.

Accounting for interest rate lock commitments (“IRLCs”)
IRLCs associated with mortgages to be held for sale represent commitments to extend credit at specified interest rates. On March 9, 2004, the Securities and Exchange Commission issued SAB No. 105, which summarizes the views of the Securities and Exchange Commission staff regarding the application of U.S. GAAP to loan commitments accounted for as derivative instruments. SAB 105 states that the value of the servicing asset should not be included in the estimate of fair value of IRLCs. SAB 105 is applicable for all IRLCs accounted for as derivatives and entered into on or after April 1, 2004.

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

Accounting for certain loans or debt securities acquired in a transfer
In December 2003, the AICPA issued SOP 03-3, which requires that loans purchased at a discount due to poor credit quality be recorded at fair value and prohibits the recognition of a loss accrual or valuation allowance at the time of purchase. SOP 03-3 also limits the yield that may be accreted to the excess of the undiscounted expected cash flows over the initial investment in the loan. Subsequent increases in expected cash flows are recognized prospectively through an adjustment of yield over its remaining life and decreases in expected cash flows are recognized as an impairment. For JPMorgan Chase entities, SOP 03-3 became effective for loans or debt securities acquired after December 31, 2004.

Accounting for postretirement health care plans that provide prescription drug benefits
In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted. In May 2004, the FASB issued FSP SFAS 106-2, which provides guidance on accounting for the Act. For additional information, see Note 6 on page 92-95 of this Annual Report. In early 2005, the federal government issued additional guidance about how to apply certain provisions of the Act, which may lead to future accounting adjustments. Such adjustments, however, are not expected to be material.

Accounting for variable interest entities
In December 2003, the FASB issued a revision to FIN 46 to address various technical corrections and implementation issues that had arisen since the issuance of FIN 46. Effective March 31, 2004, JPMorgan Chase implemented FIN 46R for all VIEs, excluding certain investments made by its private equity business. Implementation of FIN 46R did not have a material effect on the Firm’s Consolidated financial statements.

The application of FIN 46R involved significant judgement and interpretations by management. The Firm is aware of differing interpretations being developed among accounting professionals and the EITF with regard to analyzing derivatives under FIN 46R. Management’s current interpretation is that derivatives should be evaluated by focusing on an economic analysis of the rights and obligations of a VIE’s assets, liabilities, equity, and other contracts, while considering: the entity’s activities and design; the terms of the derivative contract and the role it has with entity; and whether the derivative contract creates and/or absorbs variability of the VIE. The Firm will continue to monitor developing interpretations.

JPMorgan Chase & Co./2004 Annual Report	81

Management’s report on internal control over financial reporting
JPMorgan Chase & Co.

Management of JPMorgan Chase & Co. is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Firm’s principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by JPMorgan Chase’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

JPMorgan Chase’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Firm’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Firm are being made only in accordance with authorizations of JPMorgan Chase’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Firm’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has completed an assessment of the effectiveness of the Firm’s internal control over financial reporting as of December 31, 2004. In making the assessment, management used the framework in “Internal Control — Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.

Based on the assessment performed, management concluded that as of December 31, 2004, JPMorgan Chase’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based on management’s assessment, the Firm determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2004.

Management’s assessment of the effectiveness of the Firm’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, JPMorgan Chase’s independent registered public accounting firm, who also audited the Firm’s financial statements as of and for the year ended December 31, 2004, as stated in their report which is included herein.

William B. Harrison, Jr.
Chairman and Chief Executive Officer
James Dimon
President and Chief Operating Officer
Michael J. Cavanagh
Executive Vice President and Chief Financial Officer

February 22, 2005

82	JPMorgan Chase & Co./2004 Annual Report

Report of independent registered public accounting firm
JPMorgan Chase & Co.

PricewaterhouseCoopers LLP • 300 Madison Avenue • New York, NY 10017

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of JPMorgan Chase & Co.:

We have completed an integrated audit of JPMorgan Chase & Co.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of JPMorgan Chase & Co. and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
Also, in our opinion, management’s assessment, included in the accompanying Management’s report on internal control over financial reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

February 22, 2005

JPMorgan Chase & Co./2004 Annual Report	83

Consolidated statements of income

JPMorgan Chase & Co.

Year ended December 31, (in millions, except per share data)(a)	2004	2003	2002

Revenue
Investment banking fees	$3,537	$2,890	$2,763
Trading revenue	3,612	4,427	2,675
Lending & deposit related fees	2,672	1,727	1,674
Asset management, administration and commissions	7,967	5,906	5,754
Securities/private equity gains	1,874	1,479	817
Mortgage fees and related income	1,004	923	988
Credit card income	4,840	2,466	2,307
Other income	830	601	458

Noninterest revenue	26,336	20,419	17,436

Interest income	30,595	24,044	25,936
Interest expense	13,834	11,079	13,758

Net interest income	16,761	12,965	12,178

Total net revenue	43,097	33,384	29,614

Provision for credit losses	2,544	1,540	4,331

Noninterest expense
Compensation expense	14,506	11,387	10,693
Occupancy expense	2,084	1,912	1,606
Technology and communications expense	3,702	2,844	2,554
Professional & outside services	3,862	2,875	2,587
Marketing	1,335	710	689
Other expense	2,859	1,694	1,802
Amortization of intangibles	946	294	323

Total noninterest expense before merger costs and litigation reserve charge	29,294	21,716	20,254
Merger costs	1,365	—	1,210
Litigation reserve charge	3,700	100	1,300

Total noninterest expense	34,359	21,816	22,764

Income before income tax expense	6,194	10,028	2,519
Income tax expense	1,728	3,309	856

Net income	$4,466	$6,719	$1,663

Net income applicable to common stock	$4,414	$6,668	$1,612

Net income per common share
Basic earnings per share	$1.59	$3.32	$0.81
Diluted earnings per share	1.55	3.24	0.80

Average basic shares	2,780	2,009	1,984
Average diluted shares	2,851	2,055	2,009

Cash dividends per common share	$1.36	$1.36	$1.36

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.

The Notes to consolidated financial statements are an integral part of these statements.

84	JPMorgan Chase & Co. / 2004 Annual Report

Consolidated balance sheets

JPMorgan Chase & Co.

At December 31, (in millions, except share data)	2004	2003 (a)

Assets
Cash and due from banks	$35,168	$20,268
Deposits with banks	21,680	10,175
Federal funds sold and securities purchased under resale agreements	101,354	76,868
Securities borrowed	47,428	41,834
Trading assets (including assets pledged of $77,266 at December 31, 2004, and $81,312 at December 31, 2003)	288,814	252,871
Securities:
Available-for-sale (including assets pledged of $26,881 at December 31, 2004, and $31,639 at December 31, 2003)	94,402	60,068
Held-to-maturity (fair value: $117 at December 31, 2004, and $186 at December 31, 2003)	110	176
Interests in purchased receivables	31,722	4,752

Loans	402,114	214,766
Allowance for loan losses	(7,320)	(4,523)

Loans, net of Allowance for loan losses	394,794	210,243

Private equity investments	7,735	7,250
Accrued interest and accounts receivable	21,409	12,356
Premises and equipment	9,145	6,487
Goodwill	43,203	8,511
Other intangible assets:
Mortgage servicing rights	5,080	4,781
Purchased credit card relationships	3,878	1,014
All other intangibles	5,726	685
Other assets	45,600	52,573

Total assets	$1,157,248	$770,912

Liabilities
Deposits:
U.S. offices:
Noninterest-bearing	$129,257	$73,154
Interest-bearing	261,673	125,855
Non-U.S. offices:
Noninterest-bearing	6,931	6,311
Interest-bearing	123,595	121,172

Total deposits	521,456	326,492
Federal funds purchased and securities sold under repurchase agreements	127,787	113,466
Commercial paper	12,605	14,284
Other borrowed funds	9,039	8,925
Trading liabilities	151,207	149,448
Accounts payable, accrued expenses and other liabilities (including the Allowance for lending-related commitments of $492 at December 31, 2004, and $324 at December 31, 2003)	75,722	45,066
Beneficial interests issued by consolidated VIEs	48,061	12,295
Long-term debt	95,422	48,014
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	10,296	6,768

Total liabilities	1,051,595	724,758

Commitments and contingencies (see Note 25 of this Annual Report)

Stockholders’ equity
Preferred stock	339	1,009
Common stock (authorized 9,000,000,000 shares and 4,500,000,000 shares at December 31, 2004 and 2003, respectively; issued 3,584,747,502 shares and 2,044,436,509 shares at December 31, 2004 and 2003, respectively)	3,585	2,044
Capital surplus	72,801	13,512
Retained earnings	30,209	29,681
Accumulated other comprehensive income (loss)	(208)	(30)
Treasury stock, at cost (28,556,534 shares at December 31, 2004, and 1,816,495 shares at December 31, 2003)	(1,073)	(62)

Total stockholders’ equity	105,653	46,154

Total liabilities and stockholders’ equity	$1,157,248	$770,912

(a)	Heritage JPMorgan Chase only.

The Notes to consolidated financial statements are an integral part of these statements.

JPMorgan Chase & Co. / 2004 Annual Report	85

Consolidated statements of changes in stockholders’ equity

JPMorgan Chase & Co.

Year ended December 31, (in millions, except per share data)(a)	2004	2003	2002

Preferred stock
Balance at beginning of year	$1,009	$1,009	$1,009
Redemption of preferred stock	(670)	—	—

Balance at end of year	339	1,009	1,009

Common stock
Balance at beginning of year	2,044	2,024	1,997
Issuance of common stock	72	20	27
Issuance of common stock for purchase accounting acquisitions	1,469	—	—

Balance at end of year	3,585	2,044	2,024

Capital surplus
Balance at beginning of year	13,512	13,222	12,495
Issuance of common stock and options for purchase accounting acquisitions	55,867	—	—
Shares issued and commitments to issue common stock for employee stock-based awards and related tax effects	3,422	290	727

Balance at end of year	72,801	13,512	13,222

Retained earnings
Balance at beginning of year	29,681	25,851	26,993
Net income	4,466	6,719	1,663
Cash dividends declared:
Preferred stock	(52)	(51)	(51)
Common stock ($1.36 per share each year)	(3,886)	(2,838)	(2,754)

Balance at end of year	30,209	29,681	25,851

Accumulated other comprehensive income (loss)
Balance at beginning of year	(30)	1,227	(442)
Other comprehensive income (loss)	(178)	(1,257)	1,669

Balance at end of year	(208)	(30)	1,227

Treasury stock, at cost
Balance at beginning of year	(62)	(1,027)	(953)
Purchase of treasury stock	(738)	—	—
Reissuance from treasury stock	—	1,082	107
Share repurchases related to employee stock-based awards	(273)	(117)	(181)

Balance at end of year	(1,073)	(62)	(1,027)

Total stockholders’ equity	$105,653	$46,154	$42,306

Comprehensive income
Net income	$4,466	$6,719	$1,663
Other comprehensive income (loss)	(178)	(1,257)	1,669

Comprehensive income	$4,288	$5,462	$3,332

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.

The Notes to consolidated financial statements are an integral part of these statements.

86	JPMorgan Chase & Co. / 2004 Annual Report

Consolidated statements of cash flows

JPMorgan Chase & Co.

Year ended December 31, (in millions)(a)	2004	2003	2002

Operating activities
Net income	$4,466	$6,719	$1,663
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	2,544	1,540	4,331
Depreciation and amortization	3,835	3,101	2,979
Deferred tax (benefit) provision	(827)	1,428	1,636
Investment securities (gains) losses	(338)	(1,446)	(1,563)
Private equity unrealized (gains) losses	(766)	(77)	641
Net change in:
Trading assets	(48,703)	(2,671)	(58,183)
Securities borrowed	(4,816)	(7,691)	2,437
Accrued interest and accounts receivable	(2,391)	1,809	677
Other assets	(17,588)	(9,916)	6,182
Trading liabilities	29,764	15,769	25,402
Accounts payable, accrued expenses and other liabilities	13,277	5,973	(11,664)
Other operating adjustments	(262)	63	328

Net cash (used in) provided by operating activities	(21,805)	14,601	(25,134)

Investing activities
Net change in:
Deposits with banks	(4,196)	(1,233)	3,801
Federal funds sold and securities purchased under resale agreements	(13,101)	(11,059)	(2,082)
Other change in loans	(136,851)	(171,779)	(98,695)
Held-to-maturity securities:
Proceeds	66	221	85
Purchases	—	—	(40)
Available-for-sale securities:
Proceeds from maturities	45,197	10,548	5,094
Proceeds from sales	134,534	315,738	219,385
Purchases	(173,745)	(301,854)	(244,547)
Loans due to sales and securitizations	108,637	170,870	97,004
Net cash received (used) in business acquisitions	13,839	(669)	(72)
All other investing activities, net	2,544	1,635	(3,277)

Net cash (used in) provided by investing activities	(23,076)	12,418	(23,344)

Financing Activities
Net change in:
Deposits	52,082	21,851	11,103
Federal funds purchased and securities sold under repurchase agreements	7,065	(56,017)	41,038
Commercial paper and other borrowed funds	(4,343)	555	(4,675)
Proceeds from the issuance of long-term debt and capital debt securities	25,344	17,195	11,971
Repayments of long-term debt and capital debt securities	(16,039)	(8,316)	(12,185)
Net issuance of stock and stock-based awards	848	1,213	725
Redemption of preferred stock	(670)	—	—
Redemption of preferred stock of subsidiary	—	—	(550)
Treasury stock purchased	(738)	—	—
Cash dividends paid	(3,927)	(2,865)	(2,784)
All other financing activities, net	(26)	133	—

Net cash provided by (used in) financing activities	59,596	(26,251)	44,643

Effect of exchange rate changes on cash and due from banks	185	282	453
Net increase (decrease) in cash and due from banks	14,900	1,050	(3,382)
Cash and due from banks at the beginning of the year	20,268	19,218	22,600

Cash and due from banks at the end of the year	$35,168	$20,268	$19,218

Cash interest paid	$13,384	$10,976	$13,534
Cash income taxes paid	$1,477	$1,337	$1,253

Note:
The fair values of noncash assets acquired and liabilities assumed in the Merger with Bank One were $320.9 billion and $277.0 billion, respectively. Approximately 1,469 million shares of common stock, valued at approximately $57.3 billion, were issued in connection with the merger with Bank One.

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.

The Notes to consolidated financial statements are an integral part of these statements.

JPMorgan Chase & Co. / 2004 Annual Report	87

Notes to consolidated financial statements

JPMorgan Chase & Co.

Note 1 – Basis of presentation

JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States, with operations in more than 50 countries. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing, investment management, private banking and private equity. For a discussion of the Firm’s business segment information, see Note 31 on pages 126-127 of this Annual Report.

The accounting and financial reporting policies of JPMorgan Chase and its subsidiaries conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and prevailing industry practices. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities.

Certain amounts in the prior periods have been reclassified to conform to the current presentation.

Consolidation

The consolidated financial statements include accounts of JPMorgan Chase and other entities in which the Firm has a controlling financial interest. All material intercompany balances and transactions have been eliminated.

The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such as special purpose entities (“SPEs”), through arrangements that do not involve controlling voting interests.

SPEs are an important part of the financial markets, providing market liquidity by facilitating investors’ access to specific portfolios of assets and risks. They are, for example, critical to the functioning of the mortgage- and asset-backed securities and commercial paper markets. SPEs may be organized as trusts, partnerships or corporations and are typically set up for a single, discrete purpose. SPEs are not typically operating entities and usually have a limited life and no employees. The basic SPE structure involves a company selling assets to the SPE. The SPE funds the purchase of those assets by issuing securities to investors. The legal documents that govern the transaction describe how the cash earned on the assets must be allocated to the SPE’s investors and other parties that have rights to those cash flows. SPEs can be structured to be bankruptcy-remote, thereby insulating investors from the impact of the creditors of other entities, including the seller of the assets.

There are two different accounting frameworks applicable to SPEs; the qualifying SPE (“QSPE”) framework under SFAS 140; and the variable interest entity (“VIE”) framework under FIN 46R. The applicable framework depends on the nature of the entity and the Firm’s relation to that entity. The QSPE framework is applicable when an entity transfers (sells) financial assets to an SPE meeting certain criteria as defined in SFAS 140. These criteria are designed to ensure that the activities of the entity are essentially predetermined in their entirety at the inception of the vehicle and that the transferor of the financial assets cannot exercise control over the entity and the assets therein. Entities meeting these criteria are not consolidated by the transferor or other counterparty, as long as the entity does not have the unilateral ability to liquidate or to cause it to no longer meet the QSPE criteria. The Firm primarily follows the QSPE model for securitizations of its residential and commercial mortgages, credit card loans and automobile loans. For further details, see Note 13 on pages 103-106 of this Annual Report.

When the SPE does not meet the QSPE criteria, consolidation is assessed pursuant to FIN 46R. Under FIN 46R, a VIE is defined as an entity that: (1) lacks enough equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties, (2) has equity owners that lack the right to make significant decisions affecting the entity’s operations, and/or (3) has equity owners that do not have an obligation to absorb or the right to receive the entity’s losses or returns.

FIN 46R requires a variable interest holder (i.e., a counterparty to a VIE) to consolidate the VIE if that party will absorb a majority of the expected losses of the VIE, receive a majority of the residual returns of the VIE, or both. This party is considered the primary beneficiary of the entity. The determination of whether the Firm meets the criteria to be considered the primary beneficiary of a VIE requires an evaluation of all transactions (such as investments, liquidity commitments, derivatives and fee arrangements) with the entity and an expected loss calculation when necessary. For further details, see Note 14 on pages 106-109 of this Annual Report.

Prior to the Firm’s adoption of FIN 46 on July 1, 2003, the decision of whether or not to consolidate depended on the applicable accounting principles for non-QSPEs, including a determination regarding the nature and amount of investment made by third parties in the SPE. Consideration was given to, among other factors, whether a third party had made a substantive equity investment in the SPE; which party had voting rights, if any; who made decisions about the assets in the SPE; and who was at risk of loss. The SPE was consolidated if JPMorgan Chase retained or acquired control over the risks and rewards of the assets in the SPE.

Financial assets are derecognized when they meet the accounting sale criteria. Those criteria are: (1) the assets are legally isolated from the Firm’s creditors; (2) the entity can pledge or exchange the financial assets or, if the entity is a QSPE, its investors can pledge or exchange their interests; and (3) the Firm does not maintain effective control via an agreement to repurchase the assets before their maturity or have the ability to unilaterally cause the holder to return the assets. All significant transactions and retained interests between the Firm, QSPEs and nonconsolidated VIEs are reflected on JPMorgan Chase’s Consolidated balance sheets or in the Notes to consolidated financial statements.

Investments in companies that are considered to be voting-interest entities under FIN 46R, in which the Firm has significant influence over operating and financing decisions (generally defined as owning a voting or economic interest of 20% to 50%) are accounted for in accordance with the equity method of accounting. These investments are generally included in Other assets, and the Firm’s share of income or loss is included in Other income. For a discussion of private equity investments, see Note 9 on pages 98-100 of this Annual Report.

Assets held for clients in an agency or fiduciary capacity by the Firm are not assets of JPMorgan Chase and are not included in the Consolidated balance sheets.

Use of estimates in the preparation of consolidated financial statements

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and disclosures of contingent assets and liabilities. Actual results could be different from these estimates.

88	JPMorgan Chase & Co. / 2004 Annual Report

Foreign currency translation

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars using applicable rates of exchange. JPMorgan Chase translates revenues and expenses using exchange rates at the transaction date.

Gains and losses relating to translating functional currency financial statements for U.S. reporting are included in Other comprehensive income (loss) within Stockholders’ equity. Gains and losses relating to nonfunctional currency transactions, including non-U.S. operations where the functional currency is the U.S. dollar and operations in highly inflationary environments, are reported in the Consolidated statements of income.

Statements of cash flows

For JPMorgan Chase’s Consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in Cash and due from banks.

Significant accounting policies

The following table identifies JPMorgan Chase’s significant accounting policies and the Note and page where a detailed description of each policy can be found:

Trading activities	Note 3	Page 90
Other noninterest revenue	Note 4	Page 91
Pension and other postretirement employee benefit plans	Note 6	Page 92
Employee stock-based incentives	Note 7	Page 95
Securities and private equity investments	Note 9	Page 98
Securities financing activities	Note 10	Page 100
Loans	Note 11	Page 101
Allowance for credit losses	Note 12	Page 102
Loan securitizations	Note 13	Page 103
Variable interest entities	Note 14	Page 106
Goodwill and other intangible assets	Note 15	Page 109
Premises and equipment	Note 16	Page 111
Income taxes	Note 22	Page 115
Derivative instruments and hedging activities	Note 26	Page 118
Off-balance sheet lending-related financial instruments and guarantees	Note 27	Page 119
Fair value of financial instruments	Note 29	Page 121

Note 2 – Business changes and developments

Merger with Bank One Corporation

Bank One Corporation merged with and into JPMorgan Chase (the “Merger”) on July 1, 2004. As a result of the Merger, each outstanding share of common stock of Bank One was converted in a stock-for-stock exchange into 1.32 shares of common stock of JPMorgan Chase; cash payments for fractional shares were approximately $3.1 million. JPMorgan Chase stockholders kept their shares, which remained outstanding and unchanged as shares of JPMorgan Chase following the Merger. Key objectives of the Merger were to provide the Firm with a more balanced business mix and greater geographic diversification. The Merger was accounted for using the purchase method of accounting, which requires that the assets and liabilities of Bank One be fair valued as of July 1, 2004. The purchase price to complete the Merger was $58.5 billion.

The purchase price of the Merger has been allocated to the assets acquired and liabilities assumed using their fair values at the merger date. The computation of the purchase price and the allocation of the purchase price to the net assets of Bank One — based on their respective fair values as of July 1, 2004 — and the resulting goodwill are presented below. The allocation of the purchase price may be modified through June 30, 2005, as more information is obtained about the fair value of assets acquired and liabilities assumed.

(in millions, except per share amounts)	July 1, 2004

Purchase price
Bank One common stock exchanged	1,113
Exchange ratio	1.32

JPMorgan Chase common stock issued	1,469
Average purchase price per
JPMorgan Chase common share(a)	$39.02

		$57,336
Fair value of employee stock awards and direct acquisition costs		1,210

Total purchase price		$58,546

Net assets acquired:
Bank One stockholders’ equity	$24,156
Bank One goodwill and other intangible assets	(2,754)

Subtotal	21,402

Adjustments to reflect assets acquired at fair value:
Loans and leases	(2,261)
Private equity investments	(75)
Identified intangibles	8,665
Pension plan assets	(778)
Premises and equipment	(427)
Other assets	(262)

Amounts to reflect liabilities assumed at fair value:
Deposits	(373)
Deferred income taxes	767
Postretirement plan liabilities	(49)
Other liabilities	(975)
Long-term debt	(1,234)

		24,400

Goodwill resulting from Merger		$34,146

(a)
The value of the Firm’s common stock exchanged with Bank One shareholders was based on the average closing prices of the Firm’s common stock for the two days prior to, and the two days following, the announcement of the Merger on January 14, 2004.

JPMorgan Chase & Co. / 2004 Annual Report	89

Notes to consolidated financial statements

JPMorgan Chase & Co.

Unaudited condensed statement of net assets acquired

The following unaudited condensed statement of net assets acquired reflects the fair value of Bank One net assets as of July 1, 2004.

(in millions) July 1, 2004

Assets
Cash and cash equivalents	$14,669
Securities	70,512
Interests in purchased receivables	30,184
Loans, net of allowance	129,650
Goodwill and other intangible assets	42,811
All other assets	47,731

Total assets	$335,557

Liabilities
Deposits	$164,848
Short-term borrowings	9,811
All other liabilities	61,472
Long-term debt	40,880

Total Liabilities	277,011

Net assets acquired	$58,546

Acquired, identifiable intangible assets

Components of the fair value of acquired, identifiable intangible assets as of July 1, 2004 were as follows:

		Weighted average	Useful life
(in millions)	Fair value	life (in years)	(in years)

Core deposit intangibles	$3,650	5.1	Up to 10
Purchased credit card relationships	3,340	4.6	Up to 10
Other credit card-related intangibles	295	4.6	Up to 10
Other customer relationship intangibles	870	4.6-10.5	Up to 20

Subtotal	8,155	5.1	Up to 20
Indefinite-lived asset management intangibles	510	NA	NA

Total	$8,665	5.1

Unaudited pro forma condensed combined financial information

The following unaudited pro forma condensed combined financial information presents the results of operations of the Firm had the Merger taken place at January 1, 2003.

Year ended December 31, (in millions)	2004	2003

Noninterest revenue	$31,175	$28,966
Net interest income	21,366	21,715

Total net revenue	52,541	50,681
Provision for credit losses	2,727	3,570
Noninterest expense	40,504	33,136

Income before income tax expense	9,310	13,975
Net income	$6,544	$9,330

Net income per common share:
Basic	$1.85	$2.66
Diluted	1.81	2.61

Average common shares outstanding:
Basic	3,510	3,495
Diluted	3,593	3,553

Other acquisitions

During 2004, JPMorgan Chase purchased the Electronic Financial Services (“EFS”) business from Citigroup and acquired a majority interest in hedge fund manager Highbridge Capital Management (“Highbridge”).

Note 3 – Trading activities

Trading assets include debt and equity securities held for trading purposes that JPMorgan Chase owns (“long” positions). Trading liabilities include debt and equity securities that the Firm has sold to other parties but does not own (“short” positions). The Firm is obligated to purchase securities at a future date to cover the short positions. Included in Trading assets and Trading liabilities are the reported receivables (unrealized gains) and payables (unrealized losses) related to derivatives. These amounts include the effect of master netting agreements as permitted under FIN 39. Effective January 1, 2004, the Firm elected to report the fair value of derivative assets and liabilities net of cash received and paid, respectively, under legally enforceable master netting agreements. At December 31, 2004, the amount of cash received and paid was approximately $32.2 billion and $22.0 billion, respectively. Trading positions are carried at fair value on the Consolidated balance sheets.

Trading revenue

Year ended December 31,(a) (in millions)	2004	2003	2002

Fixed income and other(b)	$2,976	$4,046	$2,527
Equities(c)	797	764	331
Credit portfolio(d)	(161)	(383)	(183)

Total	$3,612	$4,427	$2,675

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.
(b)	Includes bonds and commercial paper and various types of interest rate derivatives as well as foreign exchange and commodities.
(c)	Includes equity securities and equity derivatives.
(d)	Includes credit derivatives.

90	JPMorgan Chase & Co. / 2004 Annual Report

Trading assets and liabilities

The following table presents the fair value of Trading assets and Trading liabilities for the dates indicated:

December 31, (in millions)	2004	2003(a)

Trading assets
Debt and equity instruments:
U.S. government, federal agencies/corporations obligations and municipal securities	$43,866	$44,678
Certificates of deposit, bankers’ acceptances and commercial paper	7,341	5,765
Debt securities issued by non-U.S. governments	50,699	36,243
Corporate securities and other	120,926	82,434

Total debt and equity instruments	222,832	169,120
Derivative receivables:
Interest rate	45,892	60,176
Foreign exchange	7,939	9,760
Equity	6,120	8,863
Credit derivatives	2,945	3,025
Commodity	3,086	1,927

Total derivative receivables	65,982	83,751

Total trading assets	$288,814	$252,871

Trading liabilities
Debt and equity instruments(b)	$87,942	$78,222

Derivative payables:
Interest rate	41,075	49,189
Foreign exchange	8,969	10,129
Equity	9,096	8,203
Credit derivatives	2,499	2,672
Commodity	1,626	1,033

Total derivative payables	63,265	71,226

Total trading liabilities	$151,207	$149,448

(a)	Heritage JPMorgan Chase only.
(b)	Primarily represents securities sold, not yet purchased.

Average Trading assets and liabilities were as follows for the periods indicated:

Year ended December 31,(a) (in millions)	2004	2003	2002

Trading assets – debt and equity instruments	$200,467	$154,597	$149,173
Trading assets – derivative receivables	59,521	85,628	73,641
Trading liabilities – debt and equity instruments(b)	$82,204	$72,877	$64,725
Trading liabilities – derivative payables	52,761	67,783	57,607

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.
(b)	Primarily represents securities sold, not yet purchased.

Note 4 – Other noninterest revenue

Investment banking fees

This revenue category includes advisory and equity and debt underwriting fees. Advisory fees are recognized as revenue when related services are performed. Underwriting fees are recognized as revenue when the Firm has rendered all services to the issuer and is entitled to collect the fee from the issuer, as long as there are no other contingencies associated with the fee (e.g., not contingent on the customer obtaining financing). Underwriting fees are net of syndicate expenses. In addition, the Firm recognizes credit arrangement and syndication fees as revenue after satisfying certain retention, timing and yield criteria.

The following table presents the components of Investment banking fees:

Year ended December 31, (in millions)(a)	2004	2003	2002

Underwriting:
Equity	$780	$699	$464
Debt	1,859	1,549	1,543

Total Underwriting	2,639	2,248	2,007
Advisory	898	642	756

Total	$3,537	$2,890	$2,763

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.

Lending & deposit related fees

This revenue category includes fees from loan commitments, standby letters of credit, financial guarantees, deposit services in lieu of compensating balances, cash management-related activities or transactions, deposit accounts, and other loan servicing activities. These fees are recognized over the period in which the related service is provided.

Asset management, administration and commissions

This revenue category includes fees from investment management and related services, custody and institutional trust services, brokerage services, insurance premiums and commissions and other products. These fees are recognized over the period in which the related service is provided.

Mortgage fees and related income

This revenue category includes fees and income derived from mortgage origination, sales and servicing; and includes the effect of risk management activities associated with the mortgage pipeline, warehouse and the mortgage servicing rights (“MSRs”) asset (excluding gains and losses on the sale of Available-for-sale (“AFS”) securities). Origination fees and gains or losses on loan sales are recognized in income upon sale. Mortgage servicing fees are recognized over the period the related service is provided, net of amortization. Valuation changes in the mortgage pipeline, warehouse, MSR asset and corresponding risk management instruments are generally adjusted through earnings as these changes occur. Net interest income and securities gains and losses on AFS securities used in mortgage-related risk management activities are not included in Mortgage fees and related income. For a further discussion of MSRs, see Note 15 on pages 109-111 of this Annual Report.

Credit card income

This revenue category includes interchange income (i.e., transaction-processing fees) from credit and debit cards, annual fees, and servicing fees earned in connection with securitization activities. Also included in this category are volume-related payments to partners and rewards expense. Fee revenues are recognized as earned, except for annual fees, which are recognized over a 12-month period.

Credit card revenue sharing agreements
The Firm has contractual agreements with numerous affinity organizations and co-brand partners, which grant to the Firm exclusive rights to market to their members or customers. These organizations and partners provide to the Firm their endorsement of the credit card programs, mailing lists, and may also conduct marketing activities, and provide awards under the various credit card programs. The terms of these agreements generally range from 3 to 10 years. The economic incentives the Firm pays to the endorsing organizations and partners typically include payments based on new accounts, activation, charge volumes, and the cost of their marketing activities and awards.

JPMorgan Chase & Co. / 2004 Annual Report	91

Notes to consolidated financial statements

JPMorgan Chase & Co.

The Firm recognizes the portion of its payments based on new accounts to the affinity organizations and co-brand partners as deferred loan origination costs. The Firm defers these costs and amortizes them over 12 months. The Firm expenses payments based on marketing efforts performed by the endorsing organization or partner to activate a new account after the account has been originated as incurred. Payments based on charge volumes and considered by the Firm as revenue sharing with the affinity organizations and co-brand partners, are deducted from Credit card income as the related revenue is earned.

Note 5 – Interest income and interest expense

Details of Interest income and Interest expense were as follows:

Year ended December 31, (in millions)(a)	2004	2003	2002

Interest Income
Loans	$16,771	$11,812	$12,709
Securities	3,377	3,542	3,367
Trading assets	7,527	6,592	6,798
Federal funds sold and securities purchased under resale agreements	1,627	1,497	2,078
Securities borrowed	463	323	681
Deposits with banks	539	214	303
Interests in purchased receivables	291	64	—

Total interest income	30,595	24,044	25,936

Interest Expense
Interest-bearing deposits	4,600	3,604	5,253
Short-term and other liabilities	6,290	5,871	7,038
Long-term debt	2,466	1,498	1,467
Beneficial interests issued by consolidated VIEs	478	106	—

Total interest expense	13,834	11,079	13,758

Net interest income	16,761	12,965	12,178
Provision for credit losses	2,544	1,540	4,331

Net interest income after provision for credit losses	$14,217	$11,425	$7,847

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.

Note 6 – Pension and other postretirement employee benefit plans

New U.S.-based postretirement plans were approved in 2004 and the prior plans of JPMorgan Chase and Bank One were merged as of December 31, 2004.

The Firm’s defined benefit pension plans are accounted for in accordance with SFAS 87 and SFAS 88. Its postretirement medical and life insurance plans are accounted for in accordance with SFAS 106.

The Firm uses a measurement date of December 31 for its pension and other postretirement employee benefit plans. The fair value of plan assets is used to determine the expected return on plan assets for its U.S. and non-U.S. defined benefit pension plans. For the U.S. postretirement benefit plan, the market-related value, which recognizes changes in fair value over a five-year period, is used to determine the expected return on plan assets. Unrecognized net actuarial gains and losses are amortized over the average remaining service period of active plan participants, if required.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted. The Act established a prescription drug benefit under Medicare (“Medicare Part D”) and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Firm has determined that benefits provided to certain participants will be at least actuarially equivalent to Medicare Part D and has reflected the estimated effects of the subsidy in its financial statements and disclosures retroactive to the beginning of 2004 (July 1, 2004 for Bank One Plans) in accordance with FSP SFAS 106-2.

Defined benefit pension plans

The Firm has a qualified noncontributory U.S. defined benefit pension plan that provides benefits to substantially all U.S. employees. The U.S. plan employs a cash balance formula, in the form of salary and interest credits, to determine the benefits to be provided at retirement, based on eligible compensation and years of service. Employees begin to accrue plan benefits after completing one year of service, and benefits vest after five years of service. The Firm also offers benefits through defined benefit pension plans to qualifying employees in certain non-U.S. locations based on eligible compensation and years of service.

It is the Firm’s policy to fund its pension plans in amounts sufficient to meet the requirements under applicable employee benefit and local tax laws. In 2004, the Firm made a cash contribution to its U.S. defined benefit pension plan of $1.1 billion on April 1, funding the plan to the maximum allowable amount under applicable tax law. Additionally, the Firm made cash contributions totaling $40 million to fully fund the accumulated benefit obligations of certain non-U.S. defined benefit pension plans as of December 31, 2004. Based on the current funded status of the U.S. and non-U.S. pension plans, the Firm does not expect to make significant contributions in 2005.

Postretirement medical and life insurance

JPMorgan Chase offers postretirement medical and life insurance benefits to certain retirees and qualifying U.S. employees. These benefits vary with length of service and date of hire and provide for limits on the Firm’s share of covered medical benefits. The medical benefits are contributory, while the life insurance benefits are noncontributory. Postretirement medical benefits are also offered to qualifying U.K. employees.

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

The following tables present the funded status and amounts reported on the Consolidated balance sheets, the accumulated benefit obligation and the components of net periodic benefit costs reported in the Consolidated statements of income for the Firm’s U.S. and non-U.S. defined benefit pension and postretirement benefit plans.

92	JPMorgan Chase & Co. / 2004 Annual Report

	Defined benefit pension plans
	U.S.		Non-U.S.		Postretirement benefit plans(d)
December 31, (in millions)	2004 (a)	2003 (b)	2004 (a)	2003 (b)	2004	(a)(c)	2003 (b)

Change in benefit obligation
Benefit obligation at beginning of year	$(4,633)	$(4,241)	$(1,659)	$(1,329)	$(1,252)		$(1,126)
Merger with Bank One	(2,497)	NA	(25)	NA	(216)		NA
Benefits earned during the year	(251)	(180)	(17)	(16)	(15)		(15)
Interest cost on benefit obligations	(348)	(262)	(87)	(74)	(81)		(73)
Plan amendments	70	(89)	—	(1)	32		—
Employee contributions	—	—	—	(1)	(36)		(11)
Actuarial gain (loss)	(511)	(262)	(99)	(125)	(163)		(134)
Benefits paid	555	386	64	55	167		113
Curtailments	21	15	—	—	(8)		(2)
Special termination benefits	—	—	(12)	(1)	(2)		—
Foreign exchange impact and other	—	—	(134)	(167)	(3)		(4)

Benefit obligation at end of year	$(7,594)	$(4,633)	$(1,969)	$(1,659)	$(1,577)		$(1,252)

Change in plan assets
Fair value of plan assets at beginning of year	$4,866	$4,114	$1,603	$1,281	$1,149		$1,020
Merger with Bank One	3,280	NA	20	NA	98		NA
Actual return on plan assets	946	811	164	133	84		154
Firm contributions	1,100	327	40	87	2		2
Benefits paid	(555)	(386)	(64)	(43)	(31)		(27)
Settlement payments	—	—	—	(12)	—		—
Foreign exchange impact and other	—	—	126	157	—		—

Fair value of plan assets at end of year	$9,637 (e)	$4,866 (e)	$1,889	$1,603	$1,302		$1,149

Reconciliation of funded status
Funded status	$2,043	$233	$(80)	$(56)	$(275)		$(103)
Unrecognized amounts:
Net transition asset	—	—	(1)	(1)	—		—
Prior service cost	47	137	4	5	(23)		8
Net actuarial (gain) loss	997	920	590	564	321		156

Prepaid benefit cost reported in Other assets	$3,087	$1,290	$513 (f)	$512 (f)	$23		$61

Accumulated benefit obligation	$(7,167)	$(4,312)	$(1,931)	$(1,626)	NA		NA

(a)
Effective July 1, 2004, the Firm assumed the obligations of heritage Bank One’s pension and other postretirement plans. These plans were similar to those of JPMorgan Chase and were merged into the Firm’s plans effective December 31, 2004.

(b)	Heritage JPMorgan Chase only.
(c)	The effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 resulted in a $35 million reduction in the Accumulated other postretirement benefit obligation.
(d)
Includes postretirement benefit obligation of $43 million and $36 million and postretirement benefit liability (included in Accrued expenses) of $57 million and $54 million at December 31, 2004 and 2003, respectively, for the UK plan, which is unfunded.

(e)	At December 31, 2004 and 2003, approximately $358 million and $315 million, respectively, of U.S. plan assets relate to surplus assets of group annuity contracts.
(f)	At December 31, 2004 and 2003, Accrued expenses related to non-U.S. defined benefit pension plans that JPMorgan Chase elected not to pre-fund fully totaled $124 million and $99 million, respectively.

	Defined benefit pension plans
	U.S.			Non-U.S.			Postretirement benefit plans
For the year ended December 31, (in millions)(a)	2004	2003	2002	2004	2003	2002	2004		2003	2002

Components of net periodic benefit costs
Benefits earned during the period	$251	$180	$174	$17	$16	$16	$15		$15	$12
Interest cost on benefit obligations	348	262	275	87	74	62	81		73	69
Expected return on plan assets	(556)	(322)	(358)	(90)	(83)	(76)	(86)		(92)	(98)
Amortization of unrecognized amounts:
Prior service cost	13	6	7	1	—	—	—		1	2
Net actuarial (gain) loss	23	62	—	44	35	6	—		—	(10)
Curtailment (gain) loss	7	2	15	—	8	(3)	8		2	(8)
Settlement (gain) loss	—	—	—	(1)	—	(2)	—		—	—
Special termination benefits	—	—	—	11	—	3	2		—	57

Net periodic benefit costs reported in Compensation expense	$86	$190	$113	$69	$50	$6	$20	(b)	$(1)	$24

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.
(b)	The effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 resulted in a $5 million reduction in the Firm’s net periodic benefit costs.

JPMorgan Chase & Co. / 2004 Annual Report	93

Notes to consolidated financial statements

JPMorgan Chase & Co.

JPMorgan Chase has a number of other defined benefit pension plans (i.e., U.S. plans not subject to Title IV of the Employee Retirement Income Security Act). The most significant of these plans is the Excess Retirement Plan, pursuant to which certain employees earn service credits on compensation amounts above the maximum stipulated by law. This plan is a nonqualified, noncontributory U.S. pension plan with an unfunded liability at December 31, 2004 and 2003, in the amount of $292 million and $178 million, respectively. Compensation expense related to the Firm’s other defined benefit pension plans totaled $28 million in 2004, $19 million in 2003 and $15 million in 2002.

Plan assumptions

JPMorgan Chase’s expected long-term rate of return for U.S. pension and other postretirement plan assets is a blended average of its investment advisor’s projected long-term (10 years or more) returns for the various asset classes, weighted by the portfolio allocation. Asset-class returns are developed using a forward-looking building-block approach and are not based strictly on historical returns. Equity returns are generally developed as the sum of inflation, expected real earnings growth and expected long-term dividend yield. Bond returns are generally developed as the sum of inflation, real bond yields and risk spreads (as appropriate), adjusted for the expected effect on returns from changing yields. Other asset-class returns are derived from their relationship to the equity and bond markets.

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

The discount rate used in determining the benefit obligation under the U.S. pension and other postretirement employee benefit plans is selected by reference to the year-end Moody’s corporate AA rate, as well as other high-quality indices with similar duration to that of the respective plan’s benefit obligations. The discount rate for the U.K. postretirement plans is selected by reference to the year-end iBoxx £ corporate AA 15-year-plus bond rate.

The following tables present the weighted-average annualized actuarial assumptions for the projected and accumulated benefit obligations, and the components of net periodic benefit costs for the Firm’s U.S. and non-U.S. defined benefit pension and postretirement benefit plans, as of year-end.

	U.S.		Non-U.S.
For the year ended December 31,	2004	2003	2004	2003

Weighted-average assumptions used to determine benefit obligations
Discount rate	5.75%	6.00%	2.00-5.30%	2.00-5.40%
Rate of compensation increase	4.50	4.50	1.75-3.75	1.75-3.75

	U.S.			Non-U.S.
For the year ended December 31,	2004	2003	2002	2004	2003	2002

Weighted-average assumptions used to determine net periodic benefit costs
Discount rate	6.00%	6.50%	7.25%	2.00-5.75%	1.50-5.60%	2.50-6.00%
Expected long-term rate of return on plan assets:
Pension	7.50-7.75	8.00	9.25	3.00-6.50	2.70-6.50	3.25-7.25
Postretirement benefit	4.75-7.00	8.00	9.00	NA	NA	NA
Rate of compensation increase	4.25-4.50	4.50	4.50	1.75-3.75	1.25-3.00	2.00-4.00

The following tables present JPMorgan Chase’s assumed weighted-average medical benefits cost trend rate, which is used to measure the expected cost of benefits at year-end, and the effect of a one-percentage-point change in the assumed medical benefits cost trend rate.

December 31,	2004	2003	(a)	2002	(a)

Health care cost trend rate assumed for next year	10%	10%		9%
Rate to which cost trend rate is assumed to decline (ultimate trend rate)	5	5		5
Year that rate reaches ultimate trend rate	2012	2010		2008

(in millions)	1-Percentage-	1-Percentage-
For the year ended December 31,2004	point increase	point decrease

Effect on total service and interest costs	$5	$(4)
Effect on postretirement benefit obligation	71	(62)

(a)	Heritage JPMorgan Chase only.

At December 31, 2004, the Firm reduced the discount rate used to determine its U.S. benefit obligations to 5.75%. The Firm also reduced the 2005 expected long-term rate of return on its U.S. pension plan assets to 7.50%. The expected long-term rate of return on the Firm’s COLI postretirement plan assets remained at 7%; however, with the merger of Bank One’s other postretirement plan assets, the Firm’s overall expected long-term rate of return on U.S. postretirement plan assets decreased to 6.80% to reflect a weighted average expected rate of return for the merged plan. The changes as of December 31, 2004, to the discount rate and the expected long-term rate of return on plan assets is expected to increase 2005 U.S. pension and other postretirement benefit expenses by approximately $41 million. The impact of any changes to the discount rate and the expected long-term rate of return on plan assets on non-U.S. pension and other postretirement benefit expenses is not expected to be material.

JPMorgan Chase’s U.S. pension and other postretirement benefit expenses are most sensitive to the expected long-term rate of return on plan assets. With all other assumptions held constant, a 25-basis point decline in the expected long-term rate of return on U.S. plan assets would result in an increase of approximately $25 million in 2005 U.S. pension and other postretirement benefit expenses. Additionally, a 25-basis point decline in the discount rate for the U.S. plans would result in an increase in 2005 U.S. pension and other postretirement benefit expenses of approximately $16 million and an increase in the related projected benefit obligations of approximately $215 million.

94	JPMorgan Chase & Co. / 2004 Annual Report

Investment strategy and asset allocation

The investment policy for the Firm’s postretirement employee benefit plan assets is to optimize the risk-return relationship as appropriate to the respective plan’s needs and goals, using a global portfolio of various asset classes diversified by market segment, economic sector and issuer. Specifically, the goal is to optimize the asset mix for future benefit obligations, while managing various risk factors and each plan’s investment return objectives. For example, long-duration fixed income securities are included in the U.S. qualified pension plan’s asset allocation, in recognition of its long-duration obligations. Plan assets are managed by a combination of internal and external investment managers and, on a quarterly basis, are rebalanced to target, to the extent economically practical.

The Firm’s U.S. pension plan assets are held in various trusts and are invested in well diversified portfolios of equity (including U.S. large and small capitalization and international equities), fixed income (including corporate and government bonds), Treasury inflation-indexed and high-yield securities, cash equivalents and other securities. Non-U.S. pension plan assets are similarly invested in well-diversified portfolios of equity, fixed income and other securities. Assets of the Firm’s COLI policies, which are used to fund partially the U.S. postretirement benefit plan, are held in separate accounts with an insurance company and are invested in equity and fixed income index funds. In addition, tax-exempt municipal debt securities, held in a trust, are used to fund the U.S. postretirement benefit plan. Assets used to fund the Firm’s U.S. and non-U.S. defined benefit pension plans include $53 million of JPMorgan Chase common stock in addition to JPMorgan Chase common stock held in connection with investments in third-party stock-index funds.

The following table presents the weighted-average asset allocation at December 31 for the years indicated, and the respective target allocation by asset category, for the Firm’s U.S. and non-U.S. defined benefit pension and postretirement benefit plans.

	Defined benefit pension plans
	U.S.			Non-U.S.(a)			Postretirement benefit plans(b)
	Target	% of plan assets		Target	% of plan assets		Target	% of plan assets
December 31,	Allocation	2004	2003 (c)	Allocation	2004	2003 (c)	Allocation	2004	2003 (c)

Asset class
Debt securities	40%	38%	41%	74%	74%	70%	50%	46%	50%
Equity securities	50	53	53	26	26	24	50	54	50
Real estate	5	5	5	—	—	—	—	—	—
Other	5	4	1	—	—	6	—	—	—

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

(a)	Represents the U.K. defined benefit pension plan only, as plans outside the U.K. are not significant.
(b)	Represents the U.S. postretirement benefit plan only, as the U.K. plan is unfunded.
(c)	Heritage JPMorgan Chase only.

Estimated future benefit payments

The following table presents benefit payments expected to be paid, which include the effect of expected future service for the years indicated. The postretirement medical and life insurance payments are net of expected retiree contributions and the estimated Medicare Part D subsidy.

		Non-	U.S. and U.K.
Year ended December 31,	U.S. pension	U.S. pension	postretirement
(in millions)	benefits	benefits	benefits

2005	$619	$60	$113
2006	578	62	110
2007	592	65	112
2008	606	67	114
2009	621	70	116
Years 2010-2014	3,352	387	588

Defined contribution plans

JPMorgan Chase offers several defined contribution plans in the U.S. and in certain non-U.S. locations. The most significant of these is the JPMorgan Chase 401(k) Savings Plan, covering substantially all U.S. employees. This plan allows employees to make pre-tax contributions to tax-deferred investment portfolios. The Firm matches eligible employee contributions up to a certain percentage of benefits eligible compensation per pay period, subject to plan and legal limits. Employees begin to receive matching contributions after completing a specified service requirement and are immediately vested in such company contributions. The Firm’s defined contribution plans are administered in accordance with applicable local laws and regulations. Compensation expense related to these plans totaled $317 million in 2004, $240 million in 2003 and $251 million in 2002.

Note 7 – Employee stock-based incentives

Effective January 1, 2003, JPMorgan Chase adopted SFAS 123 using the prospective transition method. SFAS 123 requires all stock-based compensation awards, including stock options and stock-settled stock appreciation rights (“SARs”), to be accounted for at fair value. Stock options that were outstanding as of December 31, 2002 continue to be accounted for under APB 25 using the intrinsic value method. Under this method, no expense is recognized for stock options or SARs granted at the stock price on grant date, since such options have no intrinsic value. The Firm currently uses the Black-Scholes valuation model to estimate the fair value of stock options and SARs. Compensation expense for restricted stock and restricted stock units (“RSUs”) is measured based on the number of shares granted and the stock price at the grant date. Compensation expense is recognized in earnings over the required service period.

In connection with the Merger, JPMorgan Chase converted all outstanding Bank One employee stock-based awards at the merger date, and those awards became exercisable for or based upon JPMorgan Chase common stock. The number of awards converted, and the exercise prices of those awards, was adjusted to take into account the Merger exchange ratio of 1.32.

On December 16, 2004, the FASB issued SFAS 123R, which revises SFAS 123 and supersedes APB 25. Accounting and reporting under SFAS 123R is generally similar to the SFAS 123 approach except that SFAS 123R requires all share-based payments to employees, including grants of stock options and SARs, to be recognized in the income statement based on their fair values. SFAS 123R must be adopted no later than July 1, 2005. SFAS 123R permits adoption using one of two methods — modified prospective or modified retrospective. The Firm is currently evaluating both the timing and method of adopting the new standard.

JPMorgan Chase & Co. / 2004 Annual Report	95

Notes to consolidated financial statements

JPMorgan Chase & Co.

Key employee stock-based awards
JPMorgan Chase grants long-term stock-based incentive awards to certain key employees under two plans (the “LTI Plans”): the 1996 Long-Term Incentive Plan (the “1996 Plan”), as amended and approved by shareholders in May 2000, provides for grants of stock options, SARs, restricted stock and RSU awards, and the Stock Option Plan, a nonshareholder-approved plan, provides for grants of stock options and SARs. In 2004, 14.5 million SARs settled only in shares and 2.2 million nonqualified stock options were granted under the 1996 Plan.

Under the LTI Plans, stock options and SARs are granted with an exercise price equal to JPMorgan Chase’s common stock price on the grant date. Generally, options and SARs cannot be exercised until at least one year after the grant date and become exercisable over various periods as determined at the time of the grant. These awards generally expire 10 years after the grant date.

The following table presents a summary of JPMorgan Chase’s option and SAR activity under the LTI Plans during the last three years:

	2004		2003		2002
Year ended December 31,(a)	Number of	Weighted-average	Number of	Weighted-average	Number of	Weighted-average
(in thousands)	options/SARs	exercise price	options	exercise price	options	exercise price

Outstanding, January 1	294,026	$39.88	298,731	$40.84	272,304	$41.23
Granted	16,667	39.79	26,751	22.15	53,230	36.41
Bank One Conversion, July 1	111,287	29.63	NA	NA	NA	NA
Exercised	(27,763)	25.33	(14,574)	17.47	(9,285)	16.85
Canceled	(17,887)	46.68	(16,882)	47.57	(17,518)	45.59

Outstanding, December 31	376,330	$37.59	294,026	$39.88	298,731	$40.84
Exercisable, December 31	246,945	$36.82	176,163	$37.88	144,421	$34.91

(a)	2004 includes six months of awards for the combined Firm and six months of awards for heritage JPMorgan Chase. All other periods reflect the awards for heritage JPMorgan Chase only.

The following table details the distribution of options and SARs outstanding under the LTI Plans at December 31, 2004:

	Options/SARs outstanding			Options/SARs exercisable
(in thousands)		Weighted-average	Weighted-average remaining		Weighted-average
Range of exercise prices	Outstanding	exercise price	contractual life (in years)	Exercisable	exercise price

$3.41-$20.00	9,715	$17.67	0.9	9,707	$17.66
$20.01-$35.00	131,767	26.99	6.1	77,537	27.02
$35.01-$50.00	144,521	40.05	5.7	123,585	40.23
$50.01-$65.58	90,327	51.27	5.8	36,116	51.34

Total	376,330	$37.59	5.8	246,945	$36.82

The following table presents a summary of JPMorgan Chase’s restricted stock and RSU activity under the 1996 Plan during the last three years:

(in thousands)	Number of restricted stock/RSUs
Year ended December 31,(a)	2004	2003	2002

Outstanding, January 1	85,527	55,886	48,336
Granted	32,514	44,552	24,624
Bank One conversion	15,116	NA	NA
Lapsed(b)	(43,349)	(12,545)	(15,203)
Forfeited	(4,709)	(2,366)	(1,871)

Outstanding, December 31	85,099	85,527	55,886

(a)	2004 results include six months of awards for the combined Firm and six months of awards for heritage JPMorgan Chase. All other periods reflect the awards for heritage JPMorgan Chase only.
(b)	Lapsed awards represent both restricted stock for which restrictions have lapsed and RSUs that have been converted into common stock.

Restricted stock and RSUs are granted by JPMorgan Chase under the 1996 Plan at no cost to the recipient. These awards are subject to forfeiture until certain restrictions have lapsed, including continued employment for a specified period. The recipient of a share of restricted stock is entitled to voting rights and dividends on the common stock. An RSU entitles the recipient to receive a share of common stock after the applicable restrictions lapse; the recipient is entitled to receive cash payments equivalent to any dividends paid on the underlying common stock during the period the RSU is outstanding.

The vesting of certain awards issued prior to 2002 is conditioned upon certain service requirements being met and JPMorgan Chase’s common stock reaching and sustaining target prices within a five-year performance period. During 2002, it was determined that it was no longer probable that the target stock prices related to forfeitable awards granted in 1999, 2000, and 2001 would be achieved within their respective performance periods, and accordingly, previously accrued expenses were reversed. The target stock prices for these awards range from $73.33 to $85.00. Forfeitures of the 1999 awards in 2004 equaled 1.2 million shares; and 1.2 million shares of the 2000 award were forfeited in January 2005. The 2001 awards will be forfeited in January 2006 if their stock price targets are not achieved.

Broad-based employee stock options
In January 2004, JPMorgan Chase granted a total of 6.3 million options and SARs to all eligible full-time (75 options each) and part-time (38 options each) employees under the Value Sharing Plan, a nonshareholder-approved plan. The exercise price is equal to JPMorgan Chase’s common stock price on the grant date. The options become exercisable over various periods and generally expire 10 years after the grant date.

96	JPMorgan Chase & Co. / 2004 Annual Report

The following table presents a summary of JPMorgan Chase’s broad-based employee stock option plan and SAR activity during the past three years:

Year ended December 31,(a)	2004		2003		2002
	Number of	Weighted-average	Number of	Weighted-average	Number of	Weighted-average
(in thousands)	options/SARs	exercise price	options	exercise price	options	exercise price

Outstanding, January 1	117,822	$39.11	113,155	$40.62	87,393	$41.86
Granted	6,321	39.96	12,846	21.87	32,550	36.85
Exercised	(5,960)	15.26	(2,007)	13.67	(674)	15.01
Canceled	(5,999)	39.18	(6,172)	37.80	(6,114)	41.14

Outstanding, December 31	112,184	$40.42	117,822	$39.11	113,155	$40.62
Exercisable, December 31	30,082	$36.33	36,396	$32.88	38,864	$31.95

(a)	All awards are for heritage JPMorgan Chase employees only.

The following table details the distribution of broad-based employee stock options and SARs outstanding at December 31, 2004:

	Options/SARs outstanding			Options/SARs exercisable
(in thousands)		Weighted-average	Weighted-average remaining		Weighted-average
Range of exercise prices	Outstanding	exercise price	contractual life (in years)	Exercisable	exercise price

$20.01-$35.00	17,750	$24.72	5.6	7,319	$28.79
$35.01-$50.00	73,298	41.11	5.6	22,763	38.76
$50.01-$51.22	21,136	51.22	6.1	—	—

Total(a)	112,184	$40.42	5.7	30,082	$36.33

(a)	All awards are for heritage JPMorgan Chase employees only.

Comparison of the fair and intrinsic value measurement methods
Pre-tax employee stock-based compensation expense related to these plans totaled $1.3 billion in 2004, $919 million in 2003 and $590 million in 2002. In response to the fact that the adoption of SFAS 123 eliminated the difference in the expense impact of issuing options and restricted stock, the Firm changed its incentive compensation policies upon the adoption of SFAS 123 to permit employees to elect to receive incentive awards in the form of options, restricted stock or a combination of both. The $266 million impact of the adoption of SFAS 123 in 2003 is comprised of (i) $86 million representing the value of stock options granted during 2003 and (ii) $180 million representing the value of restricted stock granted during 2003 that would have been issuable solely in the form of stock options prior to the adoption of SFAS 123.

The following table presents net income (after-tax) and basic and diluted earnings per share as reported, and as if all outstanding awards were accounted for at fair value:

Year ended December 31,(a)
(in millions, except per share data)		2004	2003	2002

Net income as reported		$4,466	$6,719	$1,663
Add:	Employee stock-based compensation expense originally included in reported net income	778	551	354
Deduct:	Employee stock-based compensation expense determined under the fair value method for all awards	(960)	(863)	(1,232)

Pro forma net income		$4,284	$6,407	$785

Earnings per share:
Basic:	As reported	$1.59	$3.32	$0.81
	Pro forma	1.52	3.16	0.37
Diluted:	As reported	$1.55	$3.24	$0.80
	Pro forma	1.48	3.09	0.37

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.

The following table presents JPMorgan Chase’s weighted-average grant-date fair values for the employee stock-based compensation awards granted, and the assumptions used to value stock options and SARs under a Black-Scholes valuation model:

Year ended December 31,(a)	2004	2003	2002

Weighted-average grant-date fair value
Stock options:
Key employee	$13.04	$5.60	$11.57
Broad-based employee	10.71	4.98	13.01
Converted Bank One options	14.05	NA	NA
Restricted stock and RSUs (all payable solely in stock)	39.58	22.03	36.28

Weighted-average annualized stock option valuation assumptions
Risk-free interest rate	3.44%	3.19%	4.61%
Expected dividend yield(b)	3.59	5.99	3.72
Expected common stock price volatility	41	44	39

Assumed weighted-average expected life of stock options (in years)
Key employee	6.8	6.8	6.8
Broad-based employee	3.8	3.8	6.8

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.
(b)	Based primarily on historical data at the grant dates.

JPMorgan Chase & Co. / 2004 Annual Report	97

Notes to consolidated financial statements

JPMorgan Chase & Co.

Note 8 – Noninterest expense

Merger costs

Costs associated with the Bank One merger in 2004, and costs associated with various programs announced prior to January 1, 2002 and incurred as of December 31, 2002, were reflected in the Merger costs caption of the Consolidated statements of income. A summary of such costs, by expense category, is shown in the following table for 2004, 2003 and 2002.

Year ended December 31, (a) (in millions)	2004	2003	2002

Expense category Compensation	$467	$—	$379
Occupancy	448	—	216
Technology and communications and other	450	—	615

Total(b)	$1,365	$—	$1,210

(a)	2004 results include six months of the combined Firm's results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.
(b)	With the exception of occupancy-related write-offs, all of the costs in the table require the expenditure of cash.

The table below shows the change in the liability balance related to the costs associated with the Bank One merger.

Year ended December 31, (a) (in millions)	2004	2003

Liability balance, beginning of period	$—	$—
Recorded as merger costs	1,365	—
Recorded as goodwill	1,028	—
Liability utilized	(1,441)	—

Total	$952	$—

(a)	2004 activity includes six months of the combined Firm's activity and six months of heritage JPMorgan Chase activity, while 2003 activity includes heritage JPMorgan Chase only.

Note 9 – Securities and private equity investments

Securities are classified as AFS, Held-to-maturity (“HTM”) or Trading. Trading securities are discussed in Note 3 on pages 90-91. Securities are classified as AFS when, in management’s judgment, they may be sold in response to or in anticipation of changes in market conditions, or as part of the Firm’s management of its structural interest rate risk. AFS securities are carried at fair value on the Consolidated balance sheets. Unrealized gains and losses after SFAS 133 valuation adjustments are reported as net increases or decreases to Accumulated other comprehensive income (loss). The specific identification method is used to determine realized gains and losses on AFS securities, which are included in Securities /private equity gains on the Consolidated statements of income. Securities that the Firm has the positive intent and ability to hold to maturity are classified as HTM and are carried at amortized cost on the Consolidated balance sheets.

The following table presents realized gains and losses from AFS securities and private equity gains (losses):

Year ended December 31,(a)
(in millions)	2004	2003	2002

Realized gains	$576	$2,123	$1,904
Realized losses	(238)	(677)	(341)

Net realized securities gains	338	1,446	1,563
Private equity gains (losses)	1,536	33	(746)

Total Securities/private equity gains	$1,874	$1,479	$817

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.

The amortized cost and estimated fair value of AFS and held-to-maturity securities were as follows for the dates indicated:

	2004				2003(a)
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
December 31, (in millions)	cost	gains	losses	value	cost	gains	losses	value

Available-for-sale securities
U.S. government and federal agencies/ corporations obligations:
Mortgage-backed securities	$46,577	$165	$601	$46,141	$32,248	$101	$417	$31,932
Collateralized mortgage obligations	682	4	4	682	1,825	3	—	1,828
U.S. treasuries	13,621	7	222	13,406	11,511	13	168	11,356
Agency obligations	1,423	18	9	1,432	106	2	—	108
Obligations of state and political subdivisions	2,748	126	8	2,866	2,841	171	52	2,960
Debt securities issued by non-U.S. governments	7,901	59	38	7,922	7,232	47	41	7,238
Corporate debt securities	7,007	127	18	7,116	818	23	8	833
Equity securities	5,810	39	14	5,835	1,393	24	11	1,406
Other, primarily asset-backed securities(b)	9,052	25	75	9,002	2,448	61	102	2,407

Total available-for-sale securities	$94,821	$570	$989	$94,402	$60,422	$445	$799	$60,068

Held-to-maturity securities(c)
Total held-to-maturity securities	$110	$7	$—	$117	$176	$10	$—	$186

(a)	Heritage JPMorgan Chase only.
(b)	Includes collateralized mortgage obligations of private issuers, which generally have underlying collateral consisting of obligations of U.S. government and federal agencies and corporations.
(c)	Consists primarily of mortgage-backed securities.

98	JPMorgan Chase & Co./2004 Annual Report

The following table presents the fair value and unrealized losses for AFS securities by aging category:

	Securities with unrealized losses
	Less than 12 months		12 months or more			Total
		Gross		Gross	Total	Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
December 31, 2004 (in millions)	value	losses	value	losses	value	losses

Available-for-sale securities
U.S. government and federal agencies/corporations obligations:
Mortgage-backed securities	$33,806	$274	$11,884	$327	$45,690	$601
Collateralized mortgage obligations	278	4	2	—	280	4
U.S. treasuries	10,186	154	940	68	11,126	222
Agency obligations	1,303	9	3	—	1,306	9
Obligations of state and political subdivisions	678	6	96	2	774	8
Debt securities issued by non-U.S. governments	3,395	17	624	21	4,019	38
Corporate debt securities	1,103	13	125	5	1,228	18
Equity securities	1,804	14	23	—	1,827	14
Other, primarily asset-backed securities	1,896	41	321	34	2,217	75

Total securities with unrealized losses	$54,449	$532	$14,018	$457	$68,467	$989

Impairment is evaluated considering numerous factors, and their relative significance varies case to case. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer; and the intent and ability to retain the security in order to allow for an anticipated recovery in market value. If, based on the analysis, it is determined that the impairment is other-than-temporary, the security is written down to fair value, and a loss is recognized through earnings.

Included in the $989 million of gross unrealized losses on AFS securities at December 31, 2004, was $457 million of unrealized losses that have existed for a period greater than 12 months. These securities are predominately rated AAA and the unrealized losses are due to overall increases in market interest rates and not due to underlying credit concerns of the issuers. Substantially all of the securities with unrealized losses aged greater than 12 months have a market value at December 31, 2004, that is within 3% of their amortized cost basis.

The Firm believes that all aged unrealized losses, as described above, are expected to be recovered within a reasonable time through a typical interest rate cycle. Accordingly, the Firm has concluded that none of the securities in its investment portfolios are other-than-temporarily impaired at December 31, 2004.

In calculating the effective yield for mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMO”), JPMorgan Chase includes the effect of principal prepayments. Management regularly performs simulation testing to determine the impact that market conditions would have on its MBS and CMO portfolios. MBSs and CMOs that management believes have prepayment risk are included in the AFS portfolio and are reported at fair value.

The following table presents the amortized cost, estimated fair value and average yield at December 31, 2004, of JPMorgan Chase’s AFS and HTM securities by contractual maturity:

	Available-for-sale securities			Held-to-maturity securities
Maturity schedule of securities	Amortized	Fair	Average	Amortized	Fair	Average
December 31, 2004 (in millions)	cost	value	yield(a)	cost	value	yield(a)

Due in one year or less	$8,641	$8,644	2.44%	$—	$—	—%
Due after one year through five years	19,640	19,600	3.18	—	—	—
Due after five years through 10 years	9,270	9,278	3.77	16	16	6.96
Due after 10 years(b)	57,270	56,880	4.48	94	101	6.88

Total securities	$94,821	$94,402	3.95%	$110	$117	6.89%

(a)	The average yield is based on amortized cost balances at year-end. Yields are derived by dividing interest income by total amortized cost. Taxable-equivalent yields are used where applicable.
(b)
Includes securities with no stated maturity. Substantially all of JPMorgan Chase’s MBSs and CMOs are due in 10 years or more based on contractual maturity. The estimated duration, which reflects anticipated future prepayments based on a consensus of dealers in the market, is approximately four years for MBSs and CMOs.

JPMorgan Chase & Co./2004 Annual Report	99

Notes to consolidated financial statements

JPMorgan Chase & Co.

Private equity investments are primarily held by the Private Equity business within Corporate (which includes JPMorgan Partners, reported as a stand-alone business segment prior to the Merger, and Bank One’s ONE Equity Partners). The Private Equity business invests in buyouts, growth equity and venture opportunities in the normal course of business. These investments are accounted for under investment company guidelines. Accordingly, these investments, irrespective of the percentage of equity ownership interest held by Private Equity, are carried on the Consolidated balance sheets at fair value. Realized and unrealized gains and losses arising from changes in value are reported in Securities/private equity gains in the Consolidated statements of income in the period that the gains or losses occur.

Private investments are initially valued based on cost. The carrying values of private investments are adjusted from cost to reflect both positive and negative changes evidenced by financing events with third-party capital providers. In addition, these investments are subject to ongoing impairment reviews by Private Equity’s senior investment professionals. A variety of factors are reviewed and monitored to assess impairment — including, but not limited to, operating performance and future expectations, comparable industry valuations of public companies, changes in market outlook and changes in the third-party financing environment. The Valuation Control Group within the Finance area is responsible for reviewing the accuracy of the carrying values of private investments held by Private Equity.

Private Equity also holds publicly-held equity investments, generally obtained through the initial public offering of private equity investments. These investments are marked to market at the quoted public value. To determine the carrying values of these investments, Private Equity incorporates the use of discounts to take into account the fact that it cannot immediately realize or risk manage the quoted public values as a result of regulatory, corporate and/or contractual sales restrictions imposed on these holdings.

The following table presents the carrying value and cost of the Private Equity investment portfolio for the dates indicated:

	2004		2003(a)
	Carrying		Carrying
December 31, (in millions)	value	Cost	value	Cost

Total private equity investments	$7,735	$9,103	$7,250	$9,147

(a)	Heritage JPMorgan Chase only.

Note 10 — Securities financing activities

JPMorgan Chase enters into resale agreements, repurchase agreements, securities borrowed transactions and securities loaned transactions primarily to finance the Firm’s inventory positions, acquire securities to cover short positions and settle other securities obligations. The Firm also enters into these transactions to accommodate customers’ needs.

Securities purchased under resale agreements (“resale agreements”) and securities sold under repurchase agreements (“repurchase agreements”) are generally treated as collateralized financing transactions and are carried on the Consolidated balance sheets at the amounts the securities will be subsequently sold or repurchased, plus accrued interest. Where appropriate, resale and repurchase agreements with the same counterparty are reported on a net basis in accordance with FIN 41. JPMorgan Chase takes possession of securities purchased under resale agreements. On a daily basis, JPMorgan Chase monitors the market value of the underlying collateral received from its counterparties, consisting primarily of U.S. and non-U.S. government and agency securities, and requests additional collateral from its counterparties when necessary.

Transactions similar to financing activities that do not meet the SFAS 140 definition of a repurchase agreement are accounted for as “buys” and “sells” rather than financing transactions. These transactions are accounted for as a purchase (sale) of the underlying securities with a forward obligation to sell (purchase) the securities. The forward purchase (sale) obligation, a derivative, is recorded on the Consolidated balance sheets at its fair value, with changes in fair value recorded in Trading revenue. Notional amounts of transactions accounted for as purchases under SFAS 140 were $6 billion at December 31, 2004, and $15 billion at December 31, 2003, respectively. Notional amounts of transactions accounted for as sales under SFAS 140 were $20 billion and $8 billion at December 31, 2004, and December 31, 2003, respectively. Based on the short-term duration of these contracts, the unrealized gain or loss is insignificant.

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

December 31, (in millions)	2004	2003(a)

Securities purchased under resale agreements	$94,076	$62,801
Securities borrowed	47,428	41,834

Securities sold under repurchase agreements	$105,912	$103,610
Securities loaned	6,435	4,260

(a)	Heritage JPMorgan Chase only.

JPMorgan Chase pledges certain financial instruments it owns to collateralize repurchase agreements and other securities financings. Pledged securities that can be sold or repledged by the secured party are identified as financial instruments owned (pledged to various parties) on the Consolidated balance sheets.

At December 31, 2004, the Firm had received securities as collateral that can be repledged, delivered or otherwise used with a fair value of approximately $252 billion. This collateral was generally obtained under resale or securities borrowing agreements. Of these securities, approximately $238 billion were repledged, delivered or otherwise used, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales.

100	JPMorgan Chase & Co./2004 Annual Report

Note 11 — Loans

Loans are reported at the principal amount outstanding, net of the Allowance for loan losses, unearned income and any net deferred loan fees. Loans held for sale are carried at the lower of cost or fair value, with valuation changes recorded in noninterest revenue. Loans are classified as “trading” where positions are bought and sold to make profits from short-term movements in price. Loans held for trading purposes are included in Trading assets and are carried at fair value, with the gains and losses included in Trading revenue. Interest income is recognized using the interest method, or on a basis approximating a level rate of return over the term of the loan.

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

Consumer loans are generally charged to the Allowance for loan losses upon reaching specified stages of delinquency, in accordance with the Federal Financial Institutions Examination Council (“FFIEC”) policy. For example, credit card loans are charged off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification of the filing of bankruptcy, whichever is earlier. Residential mortgage products are generally charged off to net realizable value at 180 days past due. Other consumer products are generally charged off (to net realizable value if collateralized) at 120 days past due. Accrued interest on residential mortgage products, auto & education financings and certain other consumer loans are accounted for in accordance with the nonaccrual loan policy discussed above. Interest and fees related to credit card loans continue to accrue until the loan is charged-off or paid. Accrued interest on all other loans is generally reversed against interest income when the consumer loan is charged off. A collateralized loan is considered an in-substance foreclosure and is reclassified to assets acquired in loan satisfactions, within Other assets, only when JPMorgan Chase has taken physical possession of the collateral. This is regardless of whether formal foreclosure proceedings have taken place.

The composition of the loan portfolio at each of the dates indicated was as follows:

December 31, (in millions)	2004	2003	(a)

U.S. wholesale loans:
Commercial and industrial	$60,223	$30,748
Real estate	13,038	2,775
Financial institutions	14,060	8,346
Lease financing receivables	4,043	606
Other	8,504	1,850

Total U.S. wholesale loans	99,868	44,325

Non-U.S. wholesale loans:
Commercial and industrial	25,115	22,916
Real estate	1,747	1,819
Financial institutions	7,269	6,269
Lease financing receivables	1,068	90

Total non-U.S. wholesale loans	35,199	31,094

Total wholesale loans:(b)
Commercial and industrial	85,338	53,664
Real estate(c)	14,785	4,594
Financial institutions	21,329	14,615
Lease financing receivables	5,111	696
Other	8,504	1,850

Total wholesale loans	135,067	75,419

Total consumer loans:(d)
Consumer real estate
Home finance — home equity & other	67,837	24,179
Home finance — mortgage	56,816	50,381

Total Home finance	124,653	74,560
Auto & education finance	62,712	43,157
Consumer & small business and other	15,107	4,204
Credit card receivables(e)	64,575	17,426

Total consumer loans	267,047	139,347

Total loans(f)(g)(h)	$402,114	$214,766

(a)	Heritage JPMorgan Chase only.
(b)	Includes Investment Bank, Commercial Banking, Treasury & Securities Services and Asset & Wealth Management.
(c)
Represents credits extended for real estate-related purposes to borrowers who are primarily in the real estate development or investment businesses and for which the primary repayment is from the sale, lease, management, operations or refinancing of the property.

(d)	Includes Retail Financial Services and Card Services.
(e)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.
(f)	Loans are presented net of unearned income of $4.1 billion and $1.3 billion at December
31, 2004, and December 31, 2003, respectively.
(g)	Includes loans held for sale (principally mortgage-related loans) of $25.7 billion at
December 31, 2004, and $20.8 billion at December 31, 2003.
(h)	Amounts are presented gross of the Allowance for loan losses.

JPMorgan Chase & Co./2004 Annual Report	101

Notes to consolidated financial statements

JPMorgan Chase & Co.

The following table reflects information about the Firm’s loans held for sale, principally mortgage-related:

Year ended December 31, (in millions)(a)	2004	2003	2002

Net gains on sales of loans held for sale	$368	$933	$754
Lower of cost or market adjustments	39	26	(36)

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.

Impaired loans

JPMorgan Chase accounts for and discloses nonaccrual loans as impaired loans and recognizes their interest income as discussed previously for nonaccrual loans. The Firm excludes from impaired loans its small-balance, homogeneous consumer loans; loans carried at fair value or the lower of cost or fair value; debt securities; and leases.

The table below sets forth information about JPMorgan Chase’s impaired loans. The Firm primarily uses the discounted cash flow method for valuing impaired loans:

December 31, (in millions)	2004	2003	(a)

Impaired loans with an allowance	$1,496	$1,597
Impaired loans without an allowance(b)	284	406

Total impaired loans	$1,780	$2,003

Allowance for impaired loans under SFAS 114(c)	$521	$595
Average balance of impaired loans during the year	1,883	2,969
Interest income recognized on impaired loans during the year	8	4

(a)	Heritage JPMorgan Chase only.
(b)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under SFAS 114.
(c)	The allowance for impaired loans under SFAS 114 is included in JPMorgan Chase’s Allowance for loan losses.

Note 12 — Allowance for credit losses

JPMorgan Chase’s Allowance for loan losses covers the wholesale (primarily risk-rated) and consumer (primarily scored) loan portfolios and represents management’s estimate of probable credit losses inherent in the Firm’s loan portfolio. Management also computes an Allowance for wholesale lending-related commitments using a methodology similar to that used for the wholesale loans.

As a result of the Merger, management modified its methodology for determining the Provision for credit losses for the combined Firm. The effect of conforming methodologies in 2004 was a decrease in the consumer allowance of $254 million and a decrease in the wholesale allowance (including both funded loans and lending-related commitments) of $330 million. In addition, the Bank One seller’s interest in credit card securitizations was decertificated; this resulted in an increase to the provision for loan losses of approximately $1.4 billion (pre-tax) in 2004.

The Allowance for loan losses consists of two components: asset-specific loss and formula-based loss. Within the formula-based loss is a statistical calculation and an adjustment to the statistical calculation.

The asset-specific loss component relates to provisions for losses on loans considered impaired and measured pursuant to SFAS 114. An allowance is established when the discounted cash flows (or collateral value or observable market price) of the loan are lower than the carrying value of that loan. To compute the asset-specific loss component of the allowance larger impaired loans are evaluated individually, and smaller impaired loans are evaluated as a pool using historical loss experience for the respective class of assets.

The formula-based loss component covers performing wholesale and consumer loans and is the product of a statistical calculation, as well as adjustments to such calculation. These adjustments take into consideration model imprecision, external factors and economic events that have occurred but are not yet reflected in the factors used to derive the statistical calculation.

The statistical calculation is the product of probability of default and loss given default. For risk-rated loans (generally loans originated by the wholesale lines of business), these factors are differentiated by risk rating and maturity. For scored loans (generally loans originated by the consumer lines of business), loss is primarily determined by applying statistical loss factors and other risk indicators to pools of loans by asset type. Adjustments to the statistical calculation for the risk-rated portfolios are determined by creating estimated ranges using historical experience of both loss given default and probability of default. Factors related to concentrated and deteriorating industries are also incorporated into the calculation where relevant. Adjustments to the statistical calculation for the scored loan portfolios are accomplished in part by analyzing the historical loss experience for each major product segment. The estimated ranges and the determination of the appropriate point within the range are based upon management’s view of uncertainties that relate to current macroeconomic and political conditions, quality of underwriting standards, and other relevant internal and external factors affecting the credit quality of the portfolio.

The Allowance for lending-related commitments represents management’s estimate of probable credit losses inherent in the Firm’s process of extending credit. Management establishes an asset-specific allowance for lending-related commitments that are considered impaired and computes a formula-based allowance for performing wholesale lending-related commitments. These are computed using a methodology similar to that used for the wholesale loan portfolio, modified for expected maturities and probabilities of drawdown.

At least quarterly, the allowance for credit losses is reviewed by the Chief Risk Officer and the Deputy Chief Risk Officer of the Firm and is discussed with a risk subgroup of the Operating Committee, relative to the risk profile of the Firm’s credit portfolio and current economic conditions. As of December 31, 2004, JPMorgan Chase deemed the allowance for credit losses to be appropriate (i.e., sufficient to absorb losses that are inherent in the portfolio, including those not yet identifiable).

102	JPMorgan Chase & Co./2004 Annual Report

JPMorgan Chase maintains an Allowance for credit losses as follows:

Reported in:

Allowance for credit losses on:	Balance sheet	Income statement

Loans	Allowance for loan losses	Provision for credit losses
Lending-related commitments	Other liabilities	Provision for credit losses

The table below summarizes the changes in the Allowance for loan losses:

December 31,(a) (in millions)	2004	2003

Allowance for loan losses at January 1	$4,523	$5,350
Addition resulting from the Merger, July 1, 2004	3,123	—
Gross charge-offs(b)	(3,805)	(2,818)
Gross recoveries	706	546

Net charge-offs	(3,099)	(2,272)
Provision for loan losses:
Provision excluding accounting policy conformity	1,798	1,579
Accounting policy conformity(c)	1,085	—

Total Provision for loan losses	2,883	1,579
Other(d)	(110)	(134)

Allowance for loan losses at December 31(e)	$7,320	$4,523

(a)	2004 activity includes six months of the combined Firm’s activity and six months of heritage JPMorgan Chase activity, while 2003 activity includes heritage JPMorgan Chase only.
(b)	Includes $406 million related to the Manufactured Home Loan portfolio in the fourth quarter of 2004.
(c)
Represents an increase of approximately $1.4 billion as a result of the decertification of heritage Bank One’s seller’s interest in credit card securitizations, partially offset by a reduction of $357 million to conform provision methodologies.

(d)	Primarily represents the transfer of the allowance for accrued interest and fees on reported credit card loans.
(e)
2004 includes $469 million of asset-specific loss and $6.8 billion of formula-based loss. Included within the formula-based loss is $4.8 billion related to statistical calculation and an adjustment to the statistical calculation of $2.0 billion.

The table below summarizes the changes in the Allowance for lending-related commitments:

December 31,(a) (in millions)	2004	2003

Allowance for lending-related commitments at January 1	$324	$363
Addition resulting from the Merger, July 1, 2004	508	—
Provision for lending-related commitments:
Provision excluding accounting policy conformity	(112)	(39)
Accounting policy conformity(b)	(227)	—

Total Provision for lending-related commitments	(339)	(39)
Other	(1)	—

Allowance for lending-related commitments at December 31(c)	$492	$324

(a)	2004 activity includes six months of the combined Firm’s activity and six months of heritage JPMorgan Chase activity, while 2003 activity includes heritage JPMorgan Chase only.
(b)	Represents a reduction of $227 million to conform provision methodologies in the wholesale portfolio.
(c)
2004 includes $130 million of asset-specific loss and $362 million of formula-based loss.
Note: The formula-based loss for lending-related commitments is based on statistical calculation. There is no adjustment to the statistical calculation for lending-related commitments.

Note 13 — Loan securitizations

JPMorgan Chase securitizes, sells and services various consumer loans, such as consumer real estate, credit card and automobile loans, as well as certain wholesale loans (primarily real estate) originated by the Investment Bank. In addition, the Investment Bank purchases, packages and securitizes commercial and consumer loans. All IB activity is collectively referred to as Wholesale activities below. Interests in the sold and securitized loans may be retained as described below.

The Firm records a loan securitization as a sale when the transferred loans are legally isolated from the Firm’s creditors and the accounting criteria for a sale are met. Gains or losses recorded on loan securitizations depend, in part, on the carrying amount of the loans sold and are allocated between the loans sold and the retained interests, based on their relative fair values at the date of sale. Since quoted market prices are generally not available, the Firm usually estimates the fair value of these retained interests by determining the present value of future expected cash flows using modeling techniques. Such models incorporate management’s best estimates of key variables, such as expected credit losses, prepayment speeds and the discount rates appropriate for the risks involved. Gains on securitizations are reported in noninterest revenue. Retained interests that are subject to prepayment risk, such that JPMorgan Chase may not recover substantially all of its investment, are recorded at fair value; subsequent adjustments are reflected in Other comprehensive income or in earnings, if the fair value of the retained interest has declined below its carrying amount and such decline has been determined to be other-than-temporary.

JPMorgan Chase-sponsored securitizations utilize SPEs as part of the securitization process. These SPEs are structured to meet the definition of a QSPE (as discussed in Note 1 on page 88 of this Annual Report); accordingly, the assets and liabilities of securitization-related QSPEs are not reflected in the Firm’s Consolidated balance sheets (except for retained interests, as described below) but are included on the balance sheet of the QSPE purchasing the assets. Assets held by securitization-related SPEs as of December 31, 2004 and 2003, were as follows:

December 31, (in billions)	2004	2003	(a)

Credit card receivables	$106.3	$42.6
Residential mortgage receivables	19.1	21.1
Wholesale activities	44.8	33.8
Automobile loans	4.9	6.5

Total	$175.1	$104.0

(a)	Heritage JPMorgan Chase only.

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

JPMorgan Chase retains servicing responsibilities for all residential mortgage, credit card and automobile loan securitizations and for certain wholesale activity securitizations it sponsors, and receives annual servicing fees based

JPMorgan Chase & Co./2004 Annual Report	103

Notes to consolidated financial statements

JPMorgan Chase & Co.

on the securitized loan balance plus certain ancillary fees. The Firm also retains the right to service the residential mortgage loans it sells in connection with mortgage-backed securities transactions with the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”). For a discussion of mortgage servicing rights, see Note 15 on pages 109–111 of this Annual Report.

The following table summarizes new securitization transactions that were completed during 2004 and 2003, the resulting gains arising from such securitizations, certain cash flows received from such securitizations, and the key economic assumptions used in measuring the retained interests, as of the dates of such sales:

Year ended December 31,(a)	2004					2003
				Wholesale						Wholesale
(in millions)	Mortgage	Credit card	Automobile	activities(d)		Mortgage		Credit card	Automobile	activities

Principal securitized	$6,529	$8,850	$1,600	$8,756		$13,270		$8,823	$4,510	$5,386
Pre-tax gains (losses)	47	52	(3)	135		168		44	13	107
Cash flow information:
Proceeds from securitizations	$6,608	$8,850	$1,597	$8,430		$13,540		$8,823	$4,503	$5,493
Servicing fees collected	12	69	1	3		20		79	15	2
Other cash flows received	25	225	—	16		2		216	12	8
Proceeds from collections reinvested in revolving securitizations	—	110,697	—	—		—		58,199	—	—

Key assumptions (rates per annum):
Prepayment rate(b)	23.8–37.6%	15.5–16.7%	1.5%	17.0–50.0%		10.1–36.2%		8.1–16.5%	1.5–1.6%	50.0%
	CPR	PPR	ABS			CPR		PPR	ABS

Weighted-average life (in years)	1.9–3.0	0.5–0.6	1.8	2.0–4.0		2.0–4.6		0.6–1.0	1.7–1.8	1.3–5.2
Expected credit losses	1.0–2.3%	5.5–5.8%	0.6%	0.0–3.0	%(c)	0.0–2.5	%(c)	5.5–8.0%	0.5–0.6%	0.0	%(c)
Discount rate	15.0–30.0%	12.0%	4.1%	0.6–5.0%		13.0–30.0%		12.0%	3.9–4.5%	1.0–5.0%

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.
(b)	CPR: constant prepayment rate; ABS: absolute prepayment speed; PPR: principal payment rate.
(c)	Expected credit losses for prime residential mortgage and certain wholesale securitizations are minimal and are incorporated into other assumptions.
(d)
Wholesale activities consist of wholesale loans (primarily real estate) originated by the Investment Bank as well as $1.8 billion of consumer loans purchased from the market, packaged and securitized by the Investment Bank.

In addition to securitization transactions, the Firm sold residential mortgage loans totaling $65.7 billion and $123.2 billion during 2004 and 2003, respectively, primarily as GNMA, FNMA and Freddie Mac mortgage-backed securities; these sales resulted in pre-tax gains of $58.1 million and $564.3 million, respectively.

At both December 31, 2004 and 2003, the Firm had, with respect to its credit card master trusts, $35.2 billion and $7.3 billion, respectively, related to its undivided interest, and $2.1 billion and $1.1 billion, respectively, related to its subordinated interest in accrued interest and fees on the securitized receivables, net of an allowance for uncollectible amounts. Credit card securitization trusts require the Firm to maintain a minimum undivided interest of 4% to 7% of the principal receivables in the trusts. The Firm maintained an average undivided interest in its principal receivables in the trusts of approximately 23% and 17% for 2004 and 2003, respectively.

The Firm also maintains escrow accounts up to predetermined limits for some of its credit card and automobile securitizations, in the unlikely event of deficiencies in cash flows owed to investors. The amounts available in such escrow accounts are recorded in Other assets and, as of December 31, 2004, amounted to $395 million and $132 million for credit card and automobile securitizations, respectively; as of December 31, 2003, these amounts were $456 million and $137 million for credit card and automobile securitizations, respectively.

The table below summarizes other retained securitization interests, which are primarily subordinated or residual interests and are carried at fair value on the Firm’s Consolidated balance sheets:

December 31, (in millions)	2004	2003	(a)

Residential mortgage(b)	$433	$570
Credit card(b)	494	193
Automobile(b)	85	151
Wholesale activities	23	34

Total	$1,035	$948

(a)	Heritage JPMorgan Chase only.
(b)
Pre-tax unrealized gains (losses) recorded in Stockholders’ equity that relate to retained securitization interests totaled $118 million and $155 million for Residential mortgage; $(3) million and $11 million for Credit cards; and $11 million and $6 million for Automobile at December 31, 2004 and 2003, respectively.

104	JPMorgan Chase & Co. / 2004 Annual Report

The table below outlines the key economic assumptions used to determine the fair value of the remaining retained interests at December 31, 2004 and 2003, respectively; and the sensitivities to those fair values to immediate 10% and 20% adverse changes in those assumptions:

December 31, 2004 (in millions)	Mortgage		Credit card		Automobile		Wholesale activities

Weighted-average life (in years)	0.8–3.4		0.5–1.0		1.3		0.2–4.0

Prepayment rate	15.1–37.1	% CPR	8.3–16.7	% PPR	1.4	% ABS	0.0–50.0	%(b)
Impact of 10% adverse change	$(5)		$(34)		$(6)		$(1)
Impact of 20% adverse change	(8)		(69)		(13)		(1)

Loss assumption	0.0–5.0%	(c)	5.7–8.4%		0.7%		0.0–3.0	%(c)
Impact of 10% adverse change	$(17)		$(144)		$(4)		$—
Impact of 20% adverse change	(34)		(280)		(8)		—
Discount rate	13.0–30.0%	(d)	4.9–12.0%		5.5%		1.0–22.9%
Impact of 10% adverse change	$(9)		$(2)		$(1)		$—
Impact of 20% adverse change	(18)		(4)		(2)		—

December 31, 2003 (in millions)(a)	Mortgage		Credit card		Automobile		Wholesale activities

Weighted-average life (in years)	1.4–2.7		0.4–1.3		1.5		0.6–5.9

Prepayment rate	29.0–31.7	% CPR	8.1–15.1	% PPR	1.5	% ABS	0.0–50.0	%(b)
Impact of 10% adverse change	$(17)		$(7)		$(10)		$(1)
Impact of 20% adverse change	(31)		(13)		(19)		(2)

Loss assumption	0.0–4.0	%(c)	5.5–8.0%		0.6%		0.0	%(c)
Impact of 10% adverse change	$(28)		$(21)		$(6)		$—
Impact of 20% adverse change	(57)		(41)		(12)		—
Discount rate	13.0–30.0	%(d)	8.3–12.0%		4.4%		5.0–20.9%
Impact of 10% adverse change	$(14)		$(1)		$(1)		$(1)
Impact of 20% adverse change	(27)		(3)		(2)		(2)

(a)	Heritage JPMorgan Chase only.
(b)	Prepayment risk on certain wholesale retained interests are minimal and are incorporated into other assumptions.
(c)	Expected credit losses for prime residential mortgage and certain wholesale securitizations are minimal and are incorporated into other assumptions.
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

The table below displays the expected static-pool net credit losses for 2004, 2003 and 2002, based on securitizations occurring in that year:

	Loans securitized in:(a)
	2004		2003(b)		2002(b)
	Mortgage	Automobile	Mortgage	Automobile	Mortgage	Automobile

December 31, 2004	0.0–3.3%	1.1%	0.0–2.1%	0.9%	0.0–2.4%	0.8%
December 31, 2003	NA	NA	0.0–3.6	0.9	0.0–2.8	0.8
December 31, 2002	NA	NA	NA	NA	0.1–3.7	0.9

(a)	Static-pool losses not applicable to credit card securitizations, due to their revolving structure.
(b)	Heritage JPMorgan Chase only.

JPMorgan Chase & Co. / 2004 Annual Report	105

Notes to consolidated financial statements

JPMorgan Chase & Co.

The table below presents information about delinquencies, net credit losses and components of reported and securitized financial assets at December 31, 2004 and 2003:

				Nonaccrual and 90 days or			Net loan charge-offs(b)
	Total Loans			more past due			Year ended
December 31, (in millions)	2004	2003	(a)	2004	2003	(a)	2004	2003

Home finance	$124,653	$74,560		$673	$374		$573	$135
Auto & education finance	62,712	43,157		193	123		263	171
Consumer & small business and other	15,107	4,204		295	72		154	75
Credit card receivables	64,575	17,426		1,006	284		1,923	1,126

Total consumer loans	267,047	139,347		2,167	853		2,913	1,507
Total wholesale loans	135,067	75,419		1,582	2,046		186	765

Total loans reported	402,114	214,766		3,749	2,899		3,099	2,272

Securitized loans:
Residential mortgage(c)	11,533	15,564		460	594		150	191
Automobile	4,763	6,315		12	13		24	25
Credit card	70,795	34,856		1,337	879		2,898	1,870

Total consumer loans securitized	87,091	56,735		1,809	1,486		3,072	2,086
Securitized wholesale activities	1,401	2,108		—	9		—	—

Total loans securitized(d)	88,492	58,843		1,809	1,495		3,072	2,086

Total loans reported and securitized(e)	$490,606	$273,609		$5,558	$4,394		$6,171	$4,358

(a)	Heritage JPMorgan Chase only.
(b)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.
(c)	Includes $10.3 billion and $13.6 billion of outstanding principal balances on securitized sub-prime 1–4 family residential mortgage loans as of December 31, 2004 and 2003, respectively.
(d)
Total assets held in securitization-related SPEs were $175.1 billion and $104.0 billion at December 31, 2004 and 2003, respectively. The $88.5 billion and $58.8 billion of loans securitized at December 31, 2004 and 2003, respectively, excludes: $50.8 billion and $37.1 billion of securitized loans, in which the Firm’s only continuing involvement is the servicing of the assets; $35.2 billion and $7.3 billion of seller’s interests in credit card master trusts; and $0.6 billion and $0.8 billion of escrow accounts and other assets, respectively.

(e)	Represents both loans on the Consolidated balance sheets and loans that have been securitized, but excludes loans for which the Firm’s only continuing involvement is servicing of the assets.

Note 14 – Variable interest entities

Refer to Note 1 on page 88 of this Annual Report for a further description of JPMorgan Chase’s policies regarding consolidation of variable interest entities.

JPMorgan Chase’s principal involvement with VIEs occurs in the following business segments:

•
Investment Bank: Utilizes VIEs to assist clients in accessing the financial markets in a cost-efficient manner, by providing the structural flexibility to meet their needs pertaining to price, yield and desired risk. There are two broad categories of transactions involving VIEs in the IB: (1) multi-seller conduits and (2) client intermediation; both are discussed below. The IB also securitizes loans through QSPEs which are not considered VIEs, to create asset-backed securities, as further discussed in Note 13 on pages 103–106 of this Annual Report.

•
Asset & Wealth Management: Provides investment management services to a limited number of the Firm’s mutual funds deemed VIEs. AWM earns a fixed fee based on assets managed; the fee varies with each fund’s investment objective and is competitively priced. For the limited number of funds that qualify as VIEs, the Firm’s interest is not considered significant under FIN 46R.

•
Treasury & Securities Services: Provides trustee and custodial services to a number of VIEs. These services are similar to those provided to non-VIEs. TSS earns market-based fees for services provided. Such relationships are not considered significant interests under FIN 46R.

•
Commercial Banking: Utilizes VIEs as part of its middle markets business. This involvement includes: (1) structuring and administering independent, member-owned finance entities for companies with dedicated distribution systems, where the Firm may also provide some liquidity, letters of credit and/or derivative instruments; and (2) synthetic lease transactions, in which the Firm provides financing to a SPE; in turn, the SPE purchases assets, which are then leased by the SPE to the Firm’s customer. The CB earns market-based fees for providing such services. These activities do not involve the Firm holding a significant interest in VIEs.

•
The Firm’s Private Equity business, now included in Corporate, is involved with entities that may be deemed VIEs. Private equity activities are accounted for in accordance with the Investment Company Audit Guide (“Audit Guide”). The FASB deferred adoption of FIN 46R for non-registered investment companies that apply the Audit Guide until the proposed Statement of Position on the clarification of the scope of the Audit Guide is finalized. The Firm continues to apply this deferral provision; had FIN 46R been applied to VIEs subject to this deferral, the impact would have had an insignificant impact on the Firm’s Consolidated financial statements as of December 31, 2004.

As noted above, there are two broad categories of transactions involving VIEs with which the IB is involved: multi-seller conduits and client intermediation. These are discussed more fully below.

Multi-seller conduits

The Firm is an active participant in the asset-backed securities business, where it helps meet customers’ financing needs by providing access to the commercial paper markets through VIEs known as multi-seller conduits. These entities are separate bankruptcy-remote corporations in the business of purchasing interests in, and making loans secured by, receivable pools and other financial assets pursuant to agreements with customers. The entities fund their purchases and loans through the issuance of highly-rated commercial paper. The primary source of repayment of the commercial paper is the cash flow from the pools of assets.

106	JPMorgan Chase & Co. / 2004 Annual Report

JPMorgan Chase serves as the administrator and provides contingent liquidity support and limited credit enhancement for several multi-seller conduits. The commercial paper issued by the conduits is backed by sufficient collateral, credit enhancements and commitments to provide liquidity to support receiving at least a liquidity rating of A-1, P-1 and, in certain cases, F1.

As a means of ensuring timely repayment of the commercial paper, each asset pool financed by the conduits has a minimum 100% deal-specific liquidity facility associated with it. In the unlikely event an asset pool is removed from the conduit, the administrator can draw on the liquidity facility to repay the maturing commercial paper. The liquidity facilities are typically in the form of asset purchase agreements and are generally structured such that the bank liquidity is provided by purchasing, or lending against, a pool of non-defaulted, performing assets. Deal-specific liquidity is the primary source of liquidity support for the conduits.

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

The following table summarizes the Firm’s involvement with Firm-administered multi-seller conduits:

	Consolidated				Nonconsolidated				Total
December 31, (in billions)	2004	(c)	2003	(b)	2004	(c)	2003	(b)(c)	2004	(c)	2003	(b)(c)

Total commercial paper issued by conduits	$35.8		$6.3		$9.3		$5.4		$45.1		$11.7

Commitments
Asset-purchase agreements	$47.2		$9.3		$16.3		$8.7		$63.5		$18.0
Program-wide liquidity commitments	4.0		1.6		2.0		1.0		6.0		2.6
Limited credit enhancements	1.4		0.9		1.2		1.0		2.6		1.9
Maximum exposure to loss(a)	48.2		9.7		16.9		9.0		65.1		18.7

(a)
The Firm’s maximum exposure to loss is limited to the amount of drawn commitments (i.e., sellers’ assets held by the multi-seller conduits for which the Firm provides liquidity support) of $42.2 billion and $11.7 billion at December 31, 2004 and 2003, respectively, plus contractual but undrawn commitments of $22.9 billion and $7.0 billion at December 31, 2004 and 2003, respectively. Since the Firm provides credit enhancement and liquidity to these multi-seller conduits, the maximum exposure is not adjusted to exclude exposure absorbed by third-party liquidity providers.

(b)	Heritage JPMorgan Chase only.
(c)
In December 2003 and February 2004, two multi-seller conduits were restructured, with each conduit issuing preferred securities acquired by an independent third-party investor; the investor absorbs the majority of the expected losses of the conduit. In determining the primary beneficiary of the restructured conduits, the Firm leveraged an existing rating agency model – an independent market standard – to estimate the size of the expected losses, and considered the relative rights and obligations of each of the variable interest holders.

The Firm views its credit exposure to multi-seller conduit transactions as limited. This is because, for the most part, the Firm is not required to fund under the liquidity facilities if the assets in the VIE are in default. Additionally, the Firm’s obligations under the letters of credit are secondary to the risk of first loss provided by the customer or other third parties – for example, by the overcollateralization of the VIE with the assets sold to it or notes subordinated to the Firm’s liquidity facilities.

Additionally, the Firm is involved with a structured investment vehicle (“SIV”) that funds a diversified portfolio of highly rated assets by issuing commercial paper, medium-term notes and capital. The assets and liabilities of this SIV were approximately $7.1 billion and are included in the Firm’s Consolidated balance sheet at December 31, 2004.

Client intermediation

As a financial intermediary, the Firm is involved in structuring VIE transactions to meet investor and client needs. The Firm intermediates various types of risks (including fixed income, equity and credit), typically using derivative instruments as further discussed below. In certain circumstances, the Firm also provides liquidity and other support to the VIEs to facilitate the transaction. The Firm’s current exposure to nonconsolidated VIEs is reflected in its Consolidated balance sheets or in the Notes to consolidated financial statements. The risks inherent in derivative instruments or liquidity commitments are managed similarly to other credit, market and liquidity risks to which the Firm is exposed. The Firm intermediates principally with the following types of VIEs: structured wholesale loan vehicles, credit-linked note vehicles, municipal bond vehicles and other client-intermediation vehicles, as discussed below. Following this discussion is a table summarizing the total assets held by these vehicles at December 31, 2004 and 2003.

The Firm has created structured wholesale loan vehicles managed by third parties, in which loans are purchased from third parties or through the Firm’s syndication and trading functions and funded by issuing commercial paper. The amount of the commercial paper issued by these vehicles totaled $3.4 billion and $5.3 billion as of December 31, 2004 and 2003, respectively. Investors provide collateral and have a first risk of loss up to the amount of collateral pledged. The Firm retains a second-risk-of-loss position and does not absorb a majority of the expected losses of the vehicles. Documentation includes provisions intended, subject to certain conditions, to enable JPMorgan Chase to terminate the transactions related to a particular loan vehicle if the value of the relevant portfolio declines below a specified level. The Firm also provides liquidity support to these VIEs.

JPMorgan Chase & Co. / 2004 Annual Report	107

Notes to consolidated financial statements

JPMorgan Chase & Co.

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

The Firm is involved with municipal bond vehicles for the purpose of creating a series of secondary market trusts that allow tax-exempt investors to finance their investments at short-term tax-exempt rates. The VIE purchases fixed-rate, longer-term highly rated municipal bonds by issuing puttable floating-rate certificates and inverse floating-rate certificates; the investors in the inverse floating-rate certificates are exposed to the residual losses of the VIE (the “residual interests”). For vehicles in which the Firm owns the residual interests, the Firm consolidates the VIE. In vehicles where third-party investors own the residual interests, the Firm’s exposure is limited because of the high credit quality of the underlying municipal bonds, the unwind triggers based on the market value of the underlying collateral and the residual interests held by third parties. The Firm often serves as remarketing agent for the VIE and provides liquidity to support the remarketing.

Additionally, JPMorgan Chase structures, on behalf of clients, other client intermediation vehicles in which the Firm transfers the risks and returns of the assets held by the VIE, typically debt and equity instruments, to clients through derivative contracts.

Assets held by certain client intermediation–related VIEs at December 31, 2004 and 2003, were as follows:

December 31, (in billions)	2004	2003	(e)

Structured wholesale loan vehicles(a)	$3.4	$5.3
Credit-linked note vehicles(b)	17.8	17.7
Municipal bond vehicles(c)	7.5	5.5
Other client intermediation vehicles(d)	4.0	5.8

(a)
JPMorgan Chase was committed to provide liquidity to these VIEs of up to $5.2 billion and $8.0 billion at December 31, 2004 and 2003, respectively, of which $3.8 billion at December 31, 2004, and $6.3 billion at December 31, 2003, was in the form of asset purchase agreements. The Firm’s maximum exposure to loss to these vehicles at December 31, 2004 and 2003, was $3.2 billion and $5.5 billion, respectively, which reflects the netting of collateral and other program limits.

(b)
The fair value of the Firm’s derivative contracts with credit-linked note vehicles was not material at December 31, 2004. Assets of $2.3 billion and $2.1 billion reported in the table above were recorded on the Firm’s Consolidated balance sheets at December 31, 2004 and 2003, respectively, due to contractual relationships held by the Firm that relate to collateral held by the VIE.

(c)
Total amounts consolidated due to the Firm owning residual interests were $2.6 billion at December 31, 2004 and $2.5 billion at December 31, 2003, and are reported in the table. Total liquidity commitments were $3.1 billion and $1.8 billion at December 31, 2004 and 2003, respectively. The Firm’s maximum credit exposure to all municipal bond vehicles was $5.7 billion and $4.3 billion at December 31, 2004 and 2003, respectively.

(d)	The Firm’s net exposure arising from these intermediations is not significant.
(e)	Heritage JPMorgan Chase only.

Finally, the Firm may enter into transactions with VIEs structured by other parties. These transactions can include, for example, acting as a derivative counterparty, liquidity provider, investor, underwriter, placement agent, trustee or custodian. These transactions are conducted at arm’s length, and individual credit decisions are based upon the analysis of the specific VIE, taking into consideration the quality of the underlying assets. JPMorgan Chase records and reports these positions similarly to any other third-party transaction. These activities do not cause JPMorgan Chase to absorb a majority of the expected losses of the VIEs or to receive a majority of the residual returns of the VIE, and they are not considered significant for disclosure purposes.

Consolidated VIE assets

The following table summarizes the Firm’s total consolidated VIE assets, by classification on the Consolidated balance sheets, as of December 31, 2004 and 2003:

December 31, (in billions)	2004	2003	(c)

Consolidated VIE assets(a)
Investment securities	$10.6	$3.8
Trading assets(b)	4.7	2.7
Loans	3.4	1.1
Interests in purchased receivables	31.6	4.7
Other assets	0.4	0.1

Total consolidated assets	$50.7	$12.4

(a)
The Firm also holds $3.4 billion and $3.0 billion of assets, at December 31, 2004 and December 31, 2003, respectively, primarily as a seller’s interest, in certain consumer securitizations in a segregated entity, as part of a two-step securitization transaction. This interest is included in the securitization activities disclosed in Note 13 on pages 103–106 of this Annual Report.

(b)	Includes the fair value of securities and derivatives.
(c)	Heritage JPMorgan Chase only.

Interests in purchased receivables include interests in receivables purchased by Firm-administered conduits, which have been consolidated in accordance with FIN 46R. Interests in purchased receivables are carried at cost and are reviewed to determine whether an other-than-temporary impairment exists. Based on the current level of credit protection specified in each transaction, primarily through overcollateralization, the Firm determined that no other-than-temporary impairment existed at December 31, 2004.

The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item titled “Beneficial interests issued by consolidated variable interest entities” on the Consolidated balance sheets. The holders of these beneficial interests do not have recourse to the general credit of JPMorgan Chase. See Note 17 on page 112 of this Annual Report for the maturity profile of FIN 46 long-term beneficial interests.

FIN 46 transition

Effective February 1, 2003, JPMorgan Chase implemented FIN 46 for VIEs created or modified after January 31, 2003, in which the Firm has an interest. Effective July 1, 2003, the Firm implemented FIN 46 for all VIEs originated prior to February 1, 2003, excluding certain investments made by its private equity business, as discussed above. The effect of adoption was an incremental increase in the Firm’s assets and liabilities of approximately $17 billion at July 1, 2003. As a result of its adoption of FIN 46, the Firm also deconsolidated certain vehicles, primarily the wholly-owned Delaware statutory business trusts further discussed in Note 17 on pages 112–113 of this Annual Report.

Upon adoption of FIN 46, the assets, liabilities and noncontrolling interests of VIEs were generally measured at the amounts at which such interests would have been carried had FIN 46 been effective when the Firm first met the conditions to be considered the primary beneficiary. The difference between the net amount added to the balance sheet and the amount of any previously recognized interest in the newly consolidated entity was recognized as a cumulative effect of an accounting change at July 1, 2003, which resulted in a $2 million (after-tax) reduction to the Firm’s consolidated earnings. The Firm also recorded a $34 million (after-tax) reduction in Other comprehensive income, related to AFS securities and derivative cash flow hedges; these were related to entities measured at the amount at which such interests would have been carried had FIN 46 been effective when the Firm first met the conditions of being the primary beneficiary.

108	JPMorgan Chase & Co. / 2004 Annual Report

FIN 46R transition

In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) to address various technical corrections and implementation issues that had arisen since the issuance of FIN 46. Effective March 31, 2004, JPMorgan Chase implemented FIN 46R for all VIEs, excluding certain investments made by its private equity business, as previously discussed. Implementation of FIN 46R did not have a significant effect on the Firm’s Consolidated financial statements.

The application of FIN 46R involved significant judgments and interpretations by management. The Firm is aware of differing interpretations being developed among accounting professionals and the EITF with regard to analyzing derivatives under FIN 46R. Management’s current interpretation is that derivatives should be evaluated by focusing on an economic analysis of the rights and obligations of a VIE’s assets, liabilities, equity and other contracts, while considering the entity’s activities and design; the terms of the derivative contract and the role it has with the entity; and whether the derivative contract creates and/or absorbs variability of the VIE. The Firm will continue to monitor developing interpretations.

Note 15 – Goodwill and other intangible assets

Effective January 1, 2002, the Firm adopted SFAS 142, reclassifying certain intangible assets from Goodwill to Other intangible assets. There was no impairment of goodwill upon adoption of SFAS 142.

Goodwill is not amortized but instead tested for impairment at the reporting-unit segment (which is generally one level below the six major reportable business segments as described in Note 31 on pages 126-127 of this Annual Report; plus Private Equity, which is included in Corporate). Goodwill is tested annually (during the fourth quarter) or more often if events or circumstances, such as adverse changes in the business climate, indicate there may be impairment. Intangible assets determined to have indefinite lives are not amortized but instead are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test compares the fair value of the indefinite lived intangible asset to its carrying amount. Other acquired intangible assets determined to have finite lives, such as core deposits and credit card relationships, are amortized over their estimated useful lives in a manner that best reflects the economic benefits of the intangible asset. In addition, impairment testing is performed periodically on these amortizing intangible assets.

Goodwill and Other intangible assets consist of the following:

December 31, (in millions)	2004	2003	(a)

Goodwill	$43,203	$8,511
Mortgage servicing rights	5,080	4,781
Purchased credit card relationships	3,878	1,014
All other intangibles:
Other credit card-related intangibles	$272	$—
Core deposit intangibles	3,328	8
All other intangibles	2,126	677

Total other intangible assets	$5,726	$685

(a)	Heritage JPMorgan Chase only.

Goodwill

As of December 31, 2004, goodwill increased by $34.7 billion compared with December 31, 2003, principally in connection with the Merger, but also due to the acquisitions of EFS and a majority stake in Highbridge. Goodwill was not impaired at December 31, 2004 or 2003, nor was any goodwill written off during the years ended December 31, 2004, 2003 or 2002.

Under SFAS 142, goodwill must be allocated to reporting units and tested for impairment. Goodwill attributed to the business segments was as follows:

				Goodwill resulting
	Dec. 31,	Dec. 31,		from the Merger,
(in millions)	2004	2003	(a)	July 1, 2004

Investment Bank	$3,309	$2,084		$1,233
Retail Financial Services	15,022	446		14,559
Card Services	12,781	—		12,765
Commercial Banking	2,650	61		2,592
Treasury & Securities Services	2,044	1,390		461
Asset & Wealth Management	7,020	4,153		2,536
Corporate (Private Equity)	377	377		—

Total goodwill	$43,203	$8,511		$34,146

(a)	Heritage JPMorgan Chase only.

Mortgage servicing rights

JPMorgan Chase recognizes as intangible assets mortgage servicing rights, which represent the right to perform specified residential mortgage servicing activities for others. MSRs are either purchased from third parties or retained upon sale or securitization of mortgage loans. Servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of the borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to the investors of the mortgage-backed securities.

The amount capitalized as MSRs represents the amount paid to third parties to acquire MSRs or is based on fair value, if retained upon the sale or securitization of mortgage loans. The Firm estimates the fair value of MSRs using a discounted future cash flow model. The model considers portfolio characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenues, costs to service and other economic factors. The Firm compares its fair value estimates and assumptions to observable market data where available and to recent market activity and actual portfolio experience. Management believes that the assumptions used to estimate fair values are supportable and reasonable.

The Firm accounts for its MSRs at the lower of cost or market, in accordance with SFAS 140. MSRs are amortized as a reduction of the actual servicing income received in proportion to, and over the period of the estimated future net servicing income stream of, the underlying mortgage loans. For purposes of evaluating and measuring impairment of MSRs, the Firm stratifies its portfolio on the basis of the predominant risk characteristics, which are loan type and interest rate. Any indicated impairment is recognized as a reduction in revenue through a valuation allowance, to the extent that the carrying value of an individual stratum exceeds its estimated fair value.

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

JPMorgan Chase & Co./2004 Annual Report	109

Notes to consolidated financial statements

JPMorgan Chase & Co.

The carrying value of MSRs is sensitive to changes in interest rates, including their effect on prepayment speeds. JPMorgan Chase uses a combination of derivatives, AFS securities and trading instruments to manage changes in the fair value of MSRs. The intent is to offset any changes in the fair value of MSRs with changes in the fair value of the related risk management instrument. MSRs decrease in value when interest rates decline. Conversely, securities (such as mortgage-backed securities), principal-only certificates and derivatives (when the Firm receives fixed-rate interest payments) decrease in value when interest rates increase. The Firm offsets the interest rate risk of its MSRs by designating certain derivatives (e.g., a combination of swaps, swaptions and floors that produces an interest rate profile opposite to the designated risk of the hedged MSRs) as fair value hedges of specified MSRs under SFAS 133. SFAS 133 hedge accounting allows the carrying value of the hedged MSRs to be adjusted through earnings in the same period that the change in value of the hedging derivatives is recognized through earnings. Both of these valuation adjustments are recorded in Mortgage fees and related income.

When applying SFAS 133, the loans underlying the MSRs being hedged are stratified into specific SFAS 133 asset groupings that possess similar interest rate and prepayment risk exposures. The documented hedge period for the Firm is daily. Daily adjustments are performed to incorporate new or terminated derivative contracts and to modify the amount of the corresponding similar asset grouping that is being hedged. The Firm has designated changes in the benchmark interest rate (LIBOR) as the hedged risk. In designating the benchmark interest rate, the Firm considers the impact that the change in the benchmark rate has on the prepayment speed estimates in determining the fair value of the MSRs. The Firm performs both prospective and retrospective hedge effectiveness evaluations, using a regression analysis, to determine whether the hedge relationship is expected to be highly effective. Hedge effectiveness is assessed by comparing the change in value of the MSRs, as a result of changes in benchmark interest rates, to the change in the value of the designated derivatives. For a further discussion on derivative instruments and hedging activities, see Note 26 on pages 118-119 of this Annual Report.

Securities (both AFS and Trading) are also used to manage the risk exposure of MSRs. Because these securities do not qualify as hedges under SFAS 133, they are accounted for under SFAS 115, with realized gains and losses and unrealized gains and losses on trading securities recognized in earnings in Securities/private equity gains, interest income on the AFS securities is recognized in earnings in Net interest income, and unrealized gains and losses on AFS securities are reported in Other comprehensive income. Finally, certain non-hedge derivatives, which have not been designated by management in SFAS 133 hedge relationships, are used to manage the economic risk exposure of MSRs and are recorded in Mortgage fees and related income.

The following table summarizes MSR activity and related amortization for the dates indicated. It also includes the key assumptions and the sensitivity of the fair value of MSRs at December 31, 2004, to immediate 10% and 20% adverse changes in each of those assumptions.

Year ended December 31, (in millions)(a)	2004	2003	2002

Balance at January 1	$6,159	$4,864	$7,749
Additions	1,757	3,201	2,071
Bank One merger	90	NA	NA
Sales	(3)	—	—
Other-than-temporary impairment	(149)	(283)	—
Amortization	(1,297)	(1,397)	(1,367)
SFAS 133 hedge valuation adjustments	(446)	(226)	(3,589)

Balance at December 31	6,111	6,159	4,864
Less: valuation allowance	1,031	1,378	1,634

Balance at December 31, after valuation allowance	$5,080	$4,781	$3,230

Estimated fair value at December 31	$5,124	$4,781	$3,230
Weighted-average prepayment speed assumption (CPR)	17.29%	17.67%	28.50%
Weighted-average discount rate	7.93%	7.31%	7.70%

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.
CPR: Constant prepayment rate

2004

Weighted-average prepayment speed assumption (CPR)	17.29%
Impact on fair value with 10% adverse change	(295)
Impact on fair value with 20% adverse change	(558)

Weighted-average discount rate	7.93%
Impact on fair value with 10% adverse change	(128)
Impact on fair value with 20% adverse change	(249)

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

The valuation allowance represents the extent to which the carrying value of MSRs exceeds its estimated fair value for its applicable SFAS 140 strata. Changes in the valuation allowance are the result of the recognition of impairment or the recovery of previously recognized impairment charges, due to changes in market conditions during the period. The changes in the valuation allowance for MSRs were as follows:

Year Ended December 31, (in millions)(a)	2004	2003	2002

Balance at January 1	$1,378	$1,634	$1,170
Other-than-temporary impairment	(149)	(283)	—
SFAS 140 impairment (recovery) adjustment	(198)	27	464

Balance at December 31	$1,031	$1,378	$1,634

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results, while 2003 results include heritage JPMorgan Chase only.

110	JPMorgan Chase & Co./2004 Annual Report

During 2004 and 2003, the Firm recorded an other-than-temporary impairment of its MSRs of $149 million and $283 million, respectively, which permanently reduced the gross carrying value of the MSRs and the related valuation allowance. The permanent reduction precludes subsequent reversals. This write-down had no impact on the results of operations or financial condition of the Firm.

All other intangible assets

For 2004, All other intangible assets increased by approximately $7.9 billion, principally as a result of the Merger. This increase is net of amortization and includes $510 million of indefinite lived intangibles related to asset management advisory contracts. Indefinite-lived intangibles are not amortized, but instead are tested for impairment at least annually. The remainder of the Firm’s other acquired intangible assets are subject to amortization.

The components of credit card relationships, core deposits and other intangible assets were as follows:

	2004				2003(b)
				Net			Net
	Gross	Accumulated		carrying	Gross	Accumulated	carrying
December 31, (in millions)	amount	amortization		value	amount	amortization	value

Purchased credit card relationships	$5,225	$1,347		$3,878	$1,885	$871	$1,014
Other credit card-related intangibles	295	23		272	—	—	—
Core deposit intangibles	3,797	469		3,328	147	139	8
All other intangibles	2,528	402	(a)	2,126	946	269	677

Amortization expense (in millions)(c)	2004	2003	2002

Purchased credit card relationships	$476	$256	$280
Other credit card-related intangibles	23	—	—
Core deposit intangibles	330	6	10
All other intangibles	117	32	33

Total amortization expense	$946	$294	$323

(a)	Includes $16 million of amortization expense related to servicing assets on securitized automobile loans, which is recorded in Asset management, administration and commissions, for 2004.
(b)	Heritage JPMorgan Chase only.
(c)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.

Future amortization expense

The following table presents estimated amortization expenses related to credit card relationships, core deposits and All other intangible assets at December 31, 2004:

		Other credit
(in millions)	Purchased credit	card-related	Core deposit	All other
Year ended December 31,	card relationships	intangibles	intangibles	intangible assets	Total

2005	$701	$45	$622	$165	$1,533
2006	674	40	531	153	1,398
2007	606	35	403	136	1,180
2008	502	33	294	128	957
2009	360	29	239	124	752

Note 16 – Premises and equipment

Premises and equipment, including leasehold improvements, are carried at cost less accumulated depreciation and amortization. JPMorgan Chase computes depreciation using the straight-line method over the estimated useful life of an asset. For leasehold improvements, the Firm uses the straight-line method computed over the lesser of the remaining term of the leased facility or 10 years.

JPMorgan Chase capitalizes certain costs associated with the acquisition or development of internal-use software under SOP 98-1. Once the software is ready for its intended use, these costs are amortized on a straight-line basis over the software’s expected useful life.

JPMorgan Chase & Co./2004 Annual Report	111

Notes to consolidated financial statements

JPMorgan Chase & Co.

Note 17 – Long-term debt

JPMorgan Chase issues long-term debt denominated in various currencies, although predominantly U.S. dollars, with both fixed and variable interest rates. The following table is a summary of long-term debt (net of unamortized original issue debt discount and SFAS 133 valuation adjustments):

By remaining contractual maturity at December 31, 2004		Under		After	2004		2003
(in millions)		1 year	1-5 years	5 years	total		total(g)

Parent company
Senior debt:(a)	Fixed rate	$2,864	$20,029	$2,670	$25,563		$15,044
	Variable rate	6,221	8,295	612	15,128		10,696
	Interest rates(b)	1.22-7.63%	0.20-6.88%	1.12-5.00%	0.20-7.63%		0.96-7.50%

Subordinated debt:	Fixed rate	$1,419	$7,536	$13,100	$22,055		$14,382
	Variable rate	309	46	2,331	2,686		513
	Interest rates(b)	4.78-7.13%	5.75-9.88%	1.92-10.00%	1.92-10.00%		4.78-8.25%

	Subtotal	$10,813	$35,906	$18,713	$65,432		$40,635

Subsidiaries
Senior debt:(a)	Fixed rate	$283	$4,133	$1,833	$6,249		$2,829
	Variable rate	4,234	13,547	4,316	22,097		3,842
	Interest rates(b)	2.13-10.45%	1.71-11.74%	2.19-13.00%	1.71-13.00%		1.13-13.00%

Subordinated debt:	Fixed rate	$503	$831	$310	$1,644		$708
	Variable rate	—	—	—	—		—
	Interest rates(b)	6.00-7.00%	6.13-6.70%	8.25%	6.00-8.25%		6.13-7.00%

	Subtotal	$5,020	$18,511	$6,459	$29,990		$7,379

Total long-term debt		$15,833	$54,417	$25,172	$95,422	(d)(e)(f)	$48,014

FIN 46R long-term beneficial interests:(c)
	Fixed rate	$—	$341	$434	$775		$353
	Variable rate	3,072	570	1,976	5,618		2,076

	Interest rates(b)	2.02-2.84%	0.54-7.35%	2.25-12.79%	0.54-12.79%		1.12-10.00%

Total FIN 46R long-term beneficial interests		$3,072	$911	$2,410	$6,393		$2,429

(a)
Included are various equity-linked or other indexed instruments. Embedded derivatives separated from hybrid securities in accordance with SFAS 133 are reported at fair value and shown net with the host contract on the balance sheet. Changes in fair value of separated derivatives are recorded in Trading revenue.

(b)
The interest rates shown are the range of contractual rates in effect at year-end, including non-U.S. dollar fixed and variable-rate issuances, which excludes the effects of related derivative instruments. The use of these derivative instruments modifies the Firm’s exposure to the contractual interest rates disclosed in the table above. Including the effects of derivatives, the range of modified rates in effect at December 31, 2004, for total long-term debt was 0.14% to 11.74%, versus the contractual range of 0.20% to 13.00% presented in the table above.

(c)	Included on the Consolidated balance sheets in Beneficial interests issued by consolidated variable interest entities.
(d)
At December 31, 2004, long-term debt aggregating $23.3 billion was redeemable at the option of JPMorgan Chase, in whole or in part, prior to maturity, based on the terms specified in the respective notes.

(e)
The aggregate principal amount of debt that matures in each of the five years subsequent to 2004 is $15.8 billion in 2005, $15.4 billion in 2006, $15.5 billion in 2007, $11.6 billion in 2008 and $11.9 billion in 2009.

(f)	Includes $1.5 billion of outstanding zero-coupon notes at December 31, 2004. The aggregate principal amount of these notes at their respective maturities is $4.6 billion.
(g)	Heritage JPMorgan Chase only.

The weighted-average contractual interest rate for total long-term debt was 4.50% and 4.71% as of December 31, 2004 and 2003, respectively. In order to modify exposure to interest rate and currency exchange rate movements, JPMorgan Chase utilizes derivative instruments, primarily interest rate and cross-currency interest rate swaps, in conjunction with some of its debt issues. The use of these instruments modifies the Firm’s interest expense on the associated debt. The modified weighted-average interest rate for total long-term debt, including the effects of related derivative instruments, was 3.97% and 2.79% as of December 31, 2004 and 2003, respectively.

JPMorgan Chase has guaranteed certain debt of its subsidiaries, including both long-term debt and structured notes sold as part of the Firm’s trading activities. These guarantees rank on a parity with all of the Firm’s other unsecured and unsubordinated indebtedness. Guaranteed liabilities totaled $320 million and $509 million at December 31, 2004 and 2003, respectively.

Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities

At December 31, 2004, the Firm had 22 wholly-owned Delaware statutory business trusts (“issuer trusts”) that issued guaranteed preferred beneficial interests in the Firm’s junior subordinated deferrable interest debentures.

As a result of the adoption of FIN 46, JPMorgan Chase deconsolidated all the issuer trusts. Accordingly, the junior subordinated deferrable interest debentures issued by the Firm to the issuer trusts, totaling $10.3 billion and $6.8 billion at December 31, 2004 and 2003, respectively, were reflected in the Firm’s Consolidated balance sheets in the Liabilities section under the caption “Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities.” JPMorgan Chase records interest expenses on the corresponding junior subordinated debentures in its Consolidated statements of income. The Firm also records the common capital securities issued by the issuer trusts in Other assets in its Consolidated balance sheets at December 31, 2004 and 2003.

112	JPMorgan Chase & Co./2004 Annual Report

The debentures issued to the issuer trusts by the Firm, less the capital securities of the issuer trusts, qualify as Tier 1 capital. The following is a summary of the outstanding capital securities, net of discount, issued by each trust and the junior subordinated deferrable interest debenture issued by JPMorgan Chase to each trust as of December 31, 2004:

	Amount	Principal		Stated maturity
	of capital	amount of		of capital
	securities	debenture,		securities	Earliest	Interest rate of	Interest
	issued	held	Issue	and	redemption	capital securities	payment/
December 31, 2004 (in millions)	by trust(a)	by trust(b)	date	debentures	date	and debentures	distribution dates

Bank One Capital II	$280	$312	2000	2030	2005	8.50%	Quarterly
Bank One Capital III	474	621	2000	2030	Any time	8.75%	Semiannually
Bank One Capital IV	158	163	2000	2030	2005	LIBOR + 1.50%	Quarterly
Bank One Capital V	300	336	2001	2031	2006	8.00%	Quarterly
Bank One Capital VI	525	565	2001	2031	2006	7.20%	Quarterly
Chase Capital I	600	619	1996	2026	2006	7.67%	Semiannually
Chase Capital II	495	510	1997	2027	2007	LIBOR + 0.50%	Quarterly
Chase Capital III	296	306	1997	2027	2007	LIBOR + 0.55%	Quarterly
Chase Capital VI	248	256	1998	2028	Any time	LIBOR + 0.625%	Quarterly
Chase Capital VIII	250	258	2000	2030	2005	8.25%	Quarterly
First Chicago NBD Capital I	248	256	1997	2027	2007	LIBOR + 0.55%	Quarterly
First Chicago NBD Institutional Capital A	499	553	1996	2026	2006	7.95%	Semiannually
First Chicago NBD Institutional Capital B	250	274	1996	2026	2006	7.75%	Semiannually
First USA Capital Trust I	3	3	1996	2027	2007	9.33%	Semiannually
JPM Capital Trust I	750	773	1996	2027	2007	7.54%	Semiannually
JPM Capital Trust II	400	412	1997	2027	2007	7.95%	Semiannually
J.P. Morgan Chase Capital IX	500	515	2001	2031	2006	7.50%	Quarterly
J.P. Morgan Chase Capital X	1,000	1,046	2002	2032	2007	7.00%	Quarterly
J.P. Morgan Chase Capital XI	1,075	1,022	2003	2033	2008	5.88%	Quarterly
J.P. Morgan Chase Capital XII	400	403	2003	2033	2008	6.25%	Quarterly
J.P. Morgan Chase Capital XIII	472	486	2004	2034	2014	LIBOR + 0.95%	Quarterly
JPMorgan Chase Capital XIV	600	607	2004	2034	2009	6.20%	Quarterly

Total	$9,823	$10,296

(a)	Represents the amount of capital securities issued to the public by each trust, net of unamortized discount.
(b)
Represents the principal amount of JPMorgan Chase debentures held as assets by each trust, net of unamortized discount amounts. The principal amount of debentures held by the trusts includes the impact of hedging and purchase accounting fair value adjustments that are recorded on the Firm’s financial statements.

Note 18 – Preferred stock

JPMorgan Chase is authorized to issue 200 million shares of preferred stock, in one or more series, with a par value of $1 per share. Outstanding preferred stock at December 31, 2004 and 2003, was 4 million and 18 million shares, respectively. On December 31, 2004, JPMorgan Chase redeemed a total of 14 million shares of its Series A, L and N variable cumulative preferred stocks.

Dividends on shares of each outstanding series of preferred stock are payable quarterly. All of the preferred stock outstanding takes precedence over JPMorgan Chase’s common stock for the payment of dividends and the distribution of assets in the event of a liquidation or dissolution of the Firm.

The following is a summary of JPMorgan Chase’s preferred stock outstanding:

	Stated value and						Rate in effect at
(in millions, except	redemption	Shares		Outstanding at December 31,		Earliest	December 31,
per share amounts and rates)	price per share(a)	2004	2003	2004	2003	redemption date	2004

Fixed/adjustable rate, noncumulative	$50.00	4.00	4.00	$200	$200	See Note(c)	5.46%	(d)
6.63% Series H cumulative(b)	500.00	0.28	0.28	139	139	3/31/2006	6.63
Adjustable rate, Series A cumulative	100.00	—	2.42	—	242	—	—
Adjustable rate, Series L cumulative	100.00	—	2.00	—	200	—	—
Adjustable rate, Series N cumulative	25.00	—	9.10	—	228	—	—

Total preferred stock		4.28	17.80	$339	$1,009

(a)	Redemption price includes amount shown in the table plus any accrued but unpaid dividends.
(b)	Represented by depositary shares.
(c)	The shares are redeemable at any time with not less than 30 nor more than 60 days’ notice.
(d)	The fixed/adjustable rate preferred stock remained fixed at 4.96% through June 30, 2003; thereafter, the minimum and maximum rates are 5.46% and 11.46%, respectively.

JPMorgan Chase & Co./2004 Annual Report	113

Notes to consolidated financial statements

JPMorgan Chase & Co.

Note 19 – Common stock

At December 31, 2004, JPMorgan Chase was authorized to issue 9.0 billion shares of common stock, with a $1 par value per share. In connection with the Merger, the shareholders approved an increase in the amount of authorized shares of 4.5 billion from the 4.5 billion that had been authorized as of December 31, 2003. Common shares issued (newly issued or distributed from treasury) by JPMorgan Chase during 2004, 2003 and 2002 were as follows:

December 31, (in millions)	2004	2003(a)	2002(a)

Issued – balance at January 1	2,044.4	2,023.6	1,996.9
Newly issued:
Employee benefits and compensation plans	69.0	20.9	25.9
Employee stock purchase plans	3.1	0.7	0.8
Purchase accounting acquisitions and other	1,469.4	—	—

Total newly issued	1,541.5	21.6	26.7
Cancelled shares	(1.1)	(0.8)	—

Total issued – balance at December 31	3,584.8	2,044.4	2,023.6

Treasury – balance at January 1	(1.8)	(24.9)	(23.5)
Purchase of treasury stock	(19.3)	—	—
Share repurchases related to employee stock-based awards(b)	(7.5)	(3.0)	(3.9)
Issued from treasury:
Employee benefits and compensation plans	—	25.8	2.1
Employee stock purchase plans	—	0.3	0.4

Total issued from treasury	—	26.1	2.5

Total treasury – balance at December 31	(28.6)	(1.8)	(24.9)

Outstanding	3,556.2	2,042.6	1,998.7

(a)	Heritage JPMorgan Chase only.
(b)
Participants in the 1996 Long-Term Incentive Plan and Stock Option Plan have shares with-held to cover income taxes. The shares withheld amounted to 5.7 million, 2.3 million and 2.9 million for 2004, 2003 and 2002, respectively.

During 2004, the Firm repurchased 19.3 million shares of common stock under a stock repurchase program which was approved by the Board of Directors on July 20, 2004. The Firm did not repurchase shares of its common stock during 2003 or 2002 under the prior stock repurchase program.

As of December 31, 2004, approximately 531 million unissued shares of common stock were reserved for issuance under various employee incentive, option and stock-purchase plans.

Note 20 – Earnings per share

SFAS 128 requires the presentation of basic and diluted earnings per share (“EPS”) in the income statement. Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed using the same method as basic EPS but, in the denominator, the number of common shares reflect, in addition to outstanding shares, the potential dilution that could occur if convertible securities or other contracts to issue common stock were converted or exercised into common stock. Net income available for common stock is the same for basic EPS and diluted EPS, as JPMorgan Chase had no convertible securities, and therefore, no adjustments to net income available for common stock were necessary. The following table presents the calculation of basic and diluted EPS for 2004, 2003 and 2002:

Year ended December 31,
(in millions, except per share amounts)(a)	2004	2003	2002

Basic earnings per share
Net income	$4,466	$6,719	$1,663
Less: preferred stock dividends	52	51	51

Net income applicable to common stock	$4,414	$6,668	$1,612

Weighted-average basic shares outstanding	2,779.9	2,008.6	1,984.3

Net income per share	$1.59	$3.32	$0.81

Diluted earnings per share
Net income applicable to common stock	$4,414	$6,668	$1,612

Weighted-average basic shares outstanding	2,779.9	2,008.6	1,984.3
Add: Broad-based options	5.4	4.1	2.8
Key employee options	65.3	42.4	22.0

Weighted-average diluted shares outstanding	2,850.6	2,055.1	2,009.1

Net income per share(b)	$1.55	$3.24	$0.80

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.
(b)
Options issued under employee benefit plans to purchase 300 million, 335 million and 362 million shares of common stock were outstanding for the years ended 2004, 2003 and 2002, respectively, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

Note 21 – Accumulated other comprehensive income (loss)

Accumulated other comprehensive income includes the after-tax change in unrealized gains and losses on AFS securities, cash flow hedging activities and foreign currency translation adjustments (including the impact of related derivatives).

				Accumulated
Year ended	Unrealized		Cash	other
December 31,(a)	gains (losses)	Translation	flow	comprehensive
(in millions)	on AFS securities(b)	adjustments	hedges	income (loss)

Balance at December 31, 2001	$(135)	$(2)	$(305)	$(442)
Net change	866	(4)	807	1,669

Balance at December 31, 2002	731	(6)	502	1,227
Net change	(712)	—	(545)	(1,257)

Balance at December 31, 2003	19	(6)	(43)	(30)
Net change	(80) (c)	(2) (d)	(96)	(178)

Balance at December 31, 2004	$(61)	$(8) (e)	$(139)	$(208)

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.
(b)	Represents the after-tax difference between the fair value and amortized cost of the AFS securities portfolio and retained interests in securitizations recorded in Other assets.
(c)	The net change during 2004 is primarily due to increasing rates and recognition of unrealized gains through securities sales.
(d)
Includes $280 million of after-tax gains (losses) on foreign currency translation from operations for which the functional currency is other than the U.S. dollar, offset by $(282) million of after-tax gains (losses) on hedges.

(e)	Includes after-tax gains and losses on foreign currency translation, including related hedge results from operations, for which the functional currency is other than the U.S. dollar.

114	JPMorgan Chase & Co./2004 Annual Report

The following table presents the after-tax changes in net unrealized holdings gains (losses) and the reclassification adjustments in unrealized gains and losses on AFS securities and cash flow hedges. Reclassification adjustments include amounts recognized in net income during the current year that had been previously recorded in Other comprehensive income.

Year ended December 31, (in millions)(a)	2004	2003	2002

Unrealized gains (losses) on AFS securities:
Net unrealized holdings gains (losses) arising during the period, net of taxes(b)	$41	$149	$1,090
Reclassification adjustment for gains included in income, net of taxes(c)	(121)	(861)	(224)

Net change	$(80)	$(712)	$866

Cash flow hedges:
Net unrealized holdings gains (losses) arising during the period, net of taxes(d)	$34	$86	$663
Reclassification adjustment for (gains) losses included in income, net of taxes(e)	(130)	(631)	144

Net change	$(96)	$(545)	$807

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.
(b)	Net of tax expense of $27 million for 2004, $92 million for 2003 and $758 million for 2002.
(c)	Net of tax expense of $79 million for 2004, $528 million for 2003 and $156 million for 2002.
(d)	Net of tax expense of $23 million for 2004, $60 million for 2003 and $461 million for 2002.
(e)	Net of tax expense of $86 million for 2004 and $438 million for 2003, and net of tax benefit of $100 million for 2002.

Note 22 – Income taxes

JPMorgan Chase and its eligible subsidiaries file a consolidated U.S. federal income tax return. JPMorgan Chase uses the asset-and-liability method required by SFAS 109 to provide income taxes on all transactions recorded in the Consolidated financial statements. This requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for book and tax purposes. Accordingly, a deferred tax liability or asset for each temporary difference is determined based on the tax rates that the Firm expects to be in effect when the underlying items of income and expense are realized. JPMorgan Chase’s expense for income taxes includes the current and deferred portions of that expense. A valuation allowance is established to reduce deferred tax assets to the amount the Firm expects to realize.

Due to the inherent complexities arising from the nature of the Firm’s businesses, and from conducting business and being taxed in a substantial number of jurisdictions, significant judgments and estimates are required to be made. Thus, the Firm’s final tax-related assets and liabilities may ultimately be different.

Deferred income tax expense (benefit) results from differences between assets and liabilities measured for financial reporting and for income-tax return purposes. The significant components of deferred tax assets and liabilities are reflected in the following table:

December 31, (in millions)	2004	2003(a)

Deferred tax assets
Allowance for other than loan losses	$3,711	$1,152
Allowance for loan losses	2,739	1,410
Employee benefits	2,677	2,245
Non-U.S. operations	743	741

Gross deferred tax assets	$9,870	$5,548

Deferred tax liabilities
Leasing transactions	$4,266	$3,703
Depreciation and amortization	3,558	1,037
Fee income	1,162	387
Non-U.S. operations	1,144	687
Fair value adjustments	186	538
Other, net	348	68

Gross deferred tax liabilities	$10,664	$6,420

Valuation allowance	$150	$200

Net deferred tax liability	$(944)	$(1,072)

(a)	Heritage JPMorgan Chase only.

A valuation allowance has been recorded in accordance with SFAS 109, primarily relating to deferred tax assets associated with non-U.S. operations.

The components of income tax expense included in the Consolidated statements of income were as follows:

Year ended December 31, (in millions)(a)	2004	2003	2002

Current income tax expense (benefit)
U.S. federal	$1,695	$965	$(1,334)
Non-U.S.	679	741	461
U.S. state and local	181	175	93

Total current expense (benefit)	2,555	1,881	(780)

Deferred income tax (benefit) expense
U.S. federal	(382)	1,341	1,630
Non-U.S.	(322)	14	(352)
U.S. state and local	(123)	73	358

Total deferred (benefit) expense	(827)	1,428	1,636

Total income tax expense	$1,728	$3,309	$856

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.

The preceding table does not reflect the tax effects of unrealized gains and losses on AFS securities, SFAS 133 hedge transactions and certain tax benefits associated with the Firm’s employee stock plans. The tax effect of these items is recorded directly in Stockholders’ equity. Stockholders’ equity increased by $190 million and $898 million in 2004 and 2003, respectively, and decreased by $1.1 billion in 2002 as a result of these tax effects.

U.S. federal income taxes have not been provided on the undistributed earnings of certain non-U.S. subsidiaries, to the extent that such earnings have been reinvested abroad for an indefinite period of time. For 2004, such earnings approximated $369 million on a pre-tax basis. At December 31, 2004, the cumulative amount of undistributed earnings in these subsidiaries approximated $2.6 billion. It is not practicable at this time to determine the income tax liability that would result upon repatriation of these earnings.

JPMorgan Chase & Co./2004 Annual Report	115

Notes to consolidated financial statements

JPMorgan Chase & Co.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act creates a temporary incentive for U.S. companies to repatriate accumulated foreign earnings at a substantially reduced U.S. effective tax rate by providing a dividends received deduction on the repatriation of certain foreign earnings to the U.S. taxpayer (the “repatriation provision”). The new deduction is subject to a number of limitations and requirements and is effective for either the 2004 or 2005 tax years for calendar year taxpayers. The range of possible amounts that may be considered for repatriation under this provision is between zero and $1.9 billion. The Firm is currently assessing the impact of the repatriation provision and, at this time, cannot reasonably estimate the related range of income tax effects of such repatriation provision. Accordingly, the Firm has not reflected the tax effect of the repatriation provision in income tax expense or income tax liabilities.

The tax expense applicable to securities gains and losses for the years 2004, 2003 and 2002 was $126 million, $477 million and $531 million, respectively.

A reconciliation of the applicable statutory U.S. income tax rate to the effective tax rate for the past three years is shown in the following table:

Year ended December 31,(a)	2004	2003	2002

Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
U.S. state and local income taxes, net of federal income tax benefit	0.6 (b)	2.1	11.6
Tax-exempt income	(4.1)	(2.4)	(6.2)
Non-U.S. subsidiary earnings	(1.3)	(0.7)	(2.2)
Business tax credits	(4.1)	(0.9)	(3.5)
Other, net	1.8	(0.1)	(0.7)

Effective tax rate	27.9%	33.0%	34.0%

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.
(b)	The decrease in 2004 is attributable to changes in the proportion of income subject to different state and local taxes.

The following table presents the U.S. and non-U.S. components of income before income tax expense:

Year ended December 31, (in millions)(a)	2004	2003	2002

U.S.	$3,817	$7,333	$1,834
Non-U.S.(b)	2,377	2,695	685

Income before income tax expense	$6,194	$10,028	$2,519

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.
(b)	For purposes of this table, non-U.S. income is defined as income generated from operations located outside the United States.

Note 23 – Restrictions on cash and intercompany funds transfers

The Federal Reserve Board requires depository institutions to maintain cash reserves with a Federal Reserve Bank. The average amount of reserve balances deposited by the Firm’s bank subsidiaries with various Federal Reserve Banks was approximately $3.8 billion in 2004 and $2.6 billion in 2003.

Restrictions imposed by federal law prohibit JPMorgan Chase and certain other affiliates from borrowing from banking subsidiaries unless the loans are secured in specified amounts. Such secured loans to the Firm or to other affiliates are generally limited to 10% of the banking subsidiary’s total capital, as determined by the risk-based capital guidelines; the aggregate amount of all such loans is limited to 20% of the banking subsidiary’s total capital.

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

At January 1, 2005 and 2004, JPMorgan Chase’s bank subsidiaries could pay, in the aggregate, $6.2 billion and $4.4 billion, respectively, in dividends to their respective bank holding companies without prior approval of their relevant banking regulators. Dividend capacity in 2005 will be supplemented by the banks’ earnings during the year.

In compliance with rules and regulations established by U.S. and non-U.S. regulators, as of December 31, 2004 and 2003, cash in the amount of $4.3 billion and $3.5 billion, respectively, and securities with a fair value of $3.6 billion and $3.1 billion, respectively, were segregated in special bank accounts for the benefit of securities and futures brokerage customers.

Note 24 – Capital

There are two categories of risk-based capital: Tier 1 capital and Tier 2 capital. Tier 1 capital includes common stockholders’ equity, qualifying preferred stock and minority interest less goodwill and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1, subordinated long-term debt and other instruments qualifying as Tier 2, and the aggregate allowance for credit losses up to a certain percentage of risk-weighted assets. Total regulatory capital is subject to deductions for investments in certain subsidiaries. Under the risk-based capital guidelines of the FRB, JPMorgan Chase is required to maintain minimum ratios of Tier 1 and total (Tier 1 plus Tier 2) capital to risk-weighted assets, as well as minimum leverage ratios (which are defined as Tier 1 capital to average adjusted on-balance sheet assets). Failure to meet these minimum requirements could cause the FRB to take action. Bank subsidiaries also are subject to these capital requirements by their respective primary regulators. As of December 31, 2004 and 2003, JPMorgan Chase and its primary banking subsidiaries met all capital requirements to which each was subject.

116	JPMorgan Chase & Co./2004 Annual Report

The following table presents the risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries at December 31, 2004 and 2003:

	Tier 1	Total	Risk-weighted	Adjusted	Tier 1	Total	Tier 1
(in millions, except ratios)	capital	capital	assets(b)	average assets(c)	capital ratio	capital ratio	leverage ratio

December 31, 2004
JPMorgan Chase & Co.(a)	$68,621	$96,807	$791,373	$1,102,456	8.7%	12.2%	6.2%
JPMorgan Chase Bank, N.A.	55,489	78,478	670,295	922,877	8.3	11.7	6.0
Chase Bank USA, N.A.	8,726	11,186	86,955	71,797	10.0	12.9	12.2

December 31, 2003(d) JPMorgan Chase & Co.(a)	$43,167	$59,816	$507,456	$765,910	8.5%	11.8%	5.6%
JPMorgan Chase Bank	34,972	45,290	434,218	628,076	8.1	10.4	5.6
Chase Manhattan Bank USA, N.A.	4,950	6,939	48,030	34,565	10.3	14.4	14.3

Well-capitalized ratios(e)					6.0%	10.0%	5.0	%(f)
Minimum capital ratios(e)					4.0	8.0	3.0

(a)
Asset and capital amounts for JPMorgan Chase’s banking subsidiaries reflect intercompany transactions, whereas the respective amounts for JPMorgan Chase reflect the elimination of intercompany transactions.

(b)
Includes off-balance sheet risk-weighted assets in the amounts of $250.3 billion, $229.6 billion and $15.5 billion, respectively, at December 31, 2004, and $174.2 billion, $152.1 billion and $13.3 billion, respectively, at December 31, 2003.

(c)
Average adjusted assets for purposes of calculating the leverage ratio include total average assets adjusted for unrealized gains/losses on securities, less deductions for disallowed goodwill and other intangible assets, investments in subsidiaries and the total adjusted carrying value of nonfinancial equity investments that are subject to deductions from Tier 1 capital.

(d)	Heritage JPMorgan Chase only.
(e)	As defined by the regulations issued by the FRB, FDIC and OCC.
(f)
Represents requirements for bank subsidiaries pursuant to regulations issued under the Federal Deposit Insurance Corporation Improvement Act. There is no Tier 1 leverage component in the definition of a well-capitalized bank holding company.

The following table shows the components of the Firm’s Tier 1 and total capital:

December 31, (in millions)	2004	2003(a)

Tier 1 capital
Total stockholders’ equity	$105,653	$46,154
Effect of net unrealized losses on AFS securities and cash flow hedging activities	200	24

Adjusted stockholders’ equity	105,853	46,178
Minority interest(b)	11,050	6,882
Less: Goodwill	43,203	8,511
Investments in certain subsidiaries	370	266
Nonqualifying intangible assets	4,709	1,116

Tier 1 capital	$68,621	$43,167

Tier 2 capital
Long-term debt and other instruments qualifying as Tier 2	$20,690	$12,128
Qualifying allowance for credit losses	7,798	4,777
Less: Investments in certain subsidiaries and other	302	256

Tier 2 capital	$28,186	$16,649

Total qualifying capital	$96,807	$59,816

(a)	Heritage JPMorgan Chase only.
(b)	Primarily includes trust preferred securities of certain business trusts.

Note 25 – Commitments and contingencies

At December 31, 2004, JPMorgan Chase and its subsidiaries were obligated under a number of noncancelable operating leases for premises and equipment used primarily for banking purposes. Certain leases contain rent escalation clauses for real estate taxes; they may also contain other operating expenses and renewal-option clauses calling for increased rents. No lease agreement imposes restrictions on the Firm’s ability to pay dividends, engage in debt or equity financing transactions, or enter into further lease agreements.

The following table shows required future minimum rental payments under operating leases with noncancelable lease terms that expire after December 31, 2004:

Year ended December 31, (in millions)

2005	$1,060
2006	979
2007	899
2008	838
2009	776
After	5,301

Total minimum payments required	9,853
Less: Sublease rentals under noncancelable subleases	(689)

Net minimum payment required	$9,164

Total rental expense was as follows:

Year ended December 31, (in millions)(a)	2004	2003	2002

Gross rentals	$1,187	$1,061	$1,012
Sublease rentals	(158)	(106)	(134)

Net rental expense	$1,029	$955	$878

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.

At December 31, 2004, assets were pledged to secure public deposits and for other purposes. The significant components of the assets pledged were as follows:

December 31, (in billions)	2004	2003(b)

Reverse repurchase/securities borrowing agreements	$238	$197
Securities	49	45
Loans	75	48
Other(a)	90	96

Total assets pledged	$452	$386

(a)	Primarily composed of trading assets.
(b)	Heritage JPMorgan Chase only.

JPMorgan Chase & Co./2004 Annual Report	117

Notes to consolidated financial statements

JPMorgan Chase & Co.

Litigation reserve

During 2004, JPMorgan Chase increased its Litigation reserve by $3.7 billion. While the outcome of litigation is inherently uncertain, the amount of the Firm’s Litigation reserve at December 31, 2004, reflected management’s assessment of the appropriate litigation reserve level in light of all information known as of that date. Management reviews litigation reserves periodically, and the reserve may be increased or decreased in the future to reflect further developments. The Firm believes it has meritorious defenses to claims asserted against it and intends to continue to defend itself vigorously, litigating or settling cases, according to management’s judgment as to what is in the best interest of stockholders.

Note 26 – Accounting for derivative instruments and hedging activities

Derivative instruments enable end users to increase, reduce or alter exposure to credit or market risks. The value of a derivative is derived from its reference to an underlying variable or combination of variables such as equity, foreign exchange, credit, commodity or interest rate prices or indices. JPMorgan Chase makes markets in derivatives for its customers and also is an end-user of derivatives in order to manage the Firm’s exposure to credit and market risks.

SFAS 133, as amended by SFAS 138 and SFAS 149, establishes accounting and reporting standards for derivative instruments, including those used for trading and hedging activities, and derivative instruments embedded in other contracts. All free-standing derivatives, whether designated for hedging relationships or not, are required to be recorded on the balance sheet at fair value. The accounting for changes in value of a derivative depends on whether the contract is for trading purposes or has been designated and qualifies for hedge accounting. The majority of the Firm’s derivatives are entered into for trading purposes. The Firm also uses derivatives as an end user to hedge market exposures, modify the interest rate characteristics of related balance sheet instruments or meet longer-term investment objectives. Both trading and end-user derivatives are recorded at fair value in Trading assets and Trading liabilities as set forth in Note 3 on pages 90–91 of this Annual Report.

In order to qualify for hedge accounting, a derivative must be considered highly effective at reducing the risk associated with the exposure being hedged. Each derivative must be designated as a hedge, with documentation of the risk management objective and strategy, including identification of the hedging instrument, the hedged item and the risk exposure, and how effectiveness is to be assessed prospectively and retrospectively. The extent to which a hedging instrument is effective at achieving offsetting changes in fair value or cash flows must be assessed at least quarterly. Any ineffectiveness must be reported in current-period earnings. For certain types of hedge relationships meeting stringent criteria, SFAS 133’s “shortcut” method provides for an assumption of zero ineffectiveness. Under the shortcut method, quarterly effectiveness assessment is not required, and the entire change in the fair value of the hedging derivative is considered to be effective at achieving offsetting changes in fair values or cash flows. Due to the strict criteria of the shortcut method, the Firm’s use of this method is primarily limited to hedges of Long-term debt.

For qualifying fair value hedges, all changes in the fair value of the derivative and in the fair value of the item for the risk being hedged are recognized in earnings. If the hedge relationship is terminated, then the fair value adjustment to the hedged item continues to be reported as part of the basis of the item and is amortized to earnings as a yield adjustment. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in Other comprehensive income and recognized in the income statement when the hedged cash flows affect earnings. The ineffective portions of cash flow hedges are immediately recognized in earnings. If the hedge relationship is terminated, then the change in fair value of the derivative recorded in Other comprehensive income is recognized when the cash flows that were hedged occur, consistent with the original hedge strategy. For hedge relationships discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related derivative amounts recorded in Other comprehensive income are immediately recognized in earnings. For qualifying net investment hedges, changes in the fair value of the derivative or the revaluation of the foreign currency–denominated debt instrument are recorded in the translation adjustments account within Other comprehensive income. Any ineffective portions of net investment hedges are immediately recognized in earnings.

JPMorgan Chase’s fair value hedges primarily include hedges of fixed-rate long-term debt, loans, AFS securities and MSRs. Interest rate swaps are the most common type of derivative contract used to modify exposure to interest rate risk, converting fixed-rate assets and liabilities to a floating rate. Interest rate options, swaptions and forwards are also used in combination with interest rate swaps to hedge the fair value of the Firm’s MSRs. For a further discussion of MSR risk management activities, see Note 15 on pages 109–111 of this Annual Report. All amounts have been included in earnings consistent with the classification of the hedged item, primarily Net interest income, Mortgage fees and related income, and Other income. The Firm did not recognize any gains or losses during 2004 on commitments that no longer qualify as fair value hedges.

JPMorgan Chase also enters into derivative contracts to hedge exposure to variability in cash flows from floating-rate financial instruments and forecasted transactions, primarily the rollover of short-term assets and liabilities, and foreign currency-denominated revenues and expenses. Interest rate swaps, futures and forward contracts are the most common instruments used to reduce the impact of interest rate and foreign exchange rate changes on future earnings. All amounts affecting earnings have been recognized consistent with the classification of the hedged item, primarily Net interest income.

The Firm uses forward foreign exchange contracts and foreign currency-denominated debt instruments to protect the value of its net investments in foreign currencies in its non-U.S. subsidiaries. The portion of the hedging instruments excluded from the assessment of hedge effectiveness (forward points) is recorded in Net interest income.

The following table presents derivative instrument hedging-related activities for the periods indicated:

Year ended December 31, (in millions)(a)	2004	2003

Fair value hedge ineffective net gains/(losses)(b)	$199	$731(c)
Cash flow hedge ineffective net gains/(losses)(b)	—	(5)
Cash flow hedging gains on forecasted transactions that failed to occur	1	—

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.
(b)	Includes ineffectiveness and the components of hedging instruments that have been excluded from the assessment of hedge effectiveness.
(c)	Amount restated to include the ineffectiveness and amounts excluded from the assessment of effectiveness associated with MSR hedging results.

Over the next 12 months, it is expected that $157 million (after-tax) of net gains recorded in Other comprehensive income at December 31, 2004, will be recognized in earnings. The maximum length of time over which forecasted transactions are hedged is 10 years, related to core lending and borrowing activities.

118	JPMorgan Chase & Co./2004 Annual Report

JPMorgan Chase does not seek to apply hedge accounting to all of its economic hedges. For example, the Firm does not apply hedge accounting to credit derivatives used to manage the credit risk of loans and commitments because of the difficulties in qualifying such contracts as hedges under SFAS 133. Similarly, the Firm does not apply hedge accounting to certain interest rate derivatives used as economic hedges.

Note 27 – Off-balance sheet lending-related financial instruments and guarantees

JPMorgan Chase utilizes lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk should the counterparty draw down the commitment or the Firm fulfill its obligation under the guarantee, and the counterparty subsequently failed to perform according to the terms of the contract. Most of these commitments and guarantees expire without a default occurring or without being drawn. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. Further, certain commitments, primarily related to consumer financings, are cancelable, upon notice, at the option of the Firm.

To provide for the risk of loss inherent in wholesale-related contracts, an allowance for credit losses on lending-related commitments is maintained. See Note 12 on pages 102–103 of this Annual Report for a further discussion on the allowance for credit losses on lending-related commitments.

The following table summarizes the contractual amounts of off–balance sheet lending-related financial instruments and guarantees and the related allowance for credit losses on lending-related commitments at December 31, 2004 and 2003:

Off-balance sheet lending-related financial instruments

				Allowance for
	Contractual			lending-related
	amount			commitments
December 31, (in millions)	2004	2003	(a)	2004	2003	(a)

Consumer	$601,196	$181,198		$12	$4
Wholesale:
Other unfunded commitments to extend credit(b)(c)(d)	$225,152	$172,369		$185	$153
Standby letters of credit and guarantees(b)	78,084	34,922		292	165
Other letters of credit(b)	6,163	4,192		3	2

Total wholesale	$309,399	$211,483		$480	$320

Total	$910,595	$392,681		$492	$324

Customers’ securities lent	$215,972	$143,143		NA	NA

(a)	Heritage JPMorgan Chase only.
(b)	Represents contractual amount net of risk participations totaling $26.4 billion and $16.5 billion at December 31, 2004 and 2003, respectively.
(c)
Includes unused advised lines of credit totaling $22.8 billion and $19.4 billion at December 31, 2004 and 2003, respectively, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable.

(d)
Includes certain asset purchase agreements to the Firm’s administered multi-seller asset-backed commercial paper conduits of $31.8 billion and $11.7 billion at December 31, 2004 and 2003, respectively; excludes $31.7 billion and $6.3 billion at December 31, 2004 and 2003, respectively, of asset purchase agreements related to the Firm’s administered multi-seller asset-backed commercial paper conduits consolidated in accordance with FIN 46R, as the underlying assets of the conduits are reported in the Firm’s Consolidated balance sheets. It also includes $7.5 billion and $9.2 billion at December 31, 2004 and 2003, respectively, of asset purchase agreements to structured wholesale loan vehicles and other third-party entities. The allowance for credit losses on lending-related commitments related to these agreements was insignificant at December 31, 2004 and 2003.

FIN 45 establishes accounting and disclosure requirements for guarantees, requiring that a guarantor recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee. FIN 45 defines a guarantee as a contract that contingently requires the Firm to pay a guaranteed party, based on: (a) changes in an underlying asset, liability or equity security of the guaranteed party; or (b) a third party’s failure to perform under a specified agreement. The Firm considers the following off–balance sheet lending arrangements to be guarantees under FIN 45: certain asset purchase agreements, standby letters of credit and financial guarantees, securities lending indemnifications, certain indemnification agreements included within third-party contractual arrangements and certain derivative contracts. These guarantees are described in further detail below.

As of January 1, 2003, newly issued or modified guarantees that are not derivative contracts have been recorded on the Firm’s Consolidated balance sheets at their fair value at inception. The fair value of the obligation undertaken in issuing the guarantee at inception is typically equal to the net present value of the future amount of premium receivable under the contract. The Firm has recorded this amount in Other Liabilities with an offsetting entry recorded in Other Assets. As cash is received under the contract, it is applied to the premium receivable recorded in Other Assets, and the fair value of the liability recorded at inception is amortized into income as Lending & deposit related fees over the life of the guarantee contract. The amount of the liability related to guarantees recorded at December 31, 2004 and 2003, excluding the allowance for credit losses on lending-related commitments and derivative contracts discussed below, was approximately $341 million and $59 million, respectively.

Unfunded commitments to extend credit are agreements to lend only when a customer has complied with predetermined conditions, and they generally expire on fixed dates. The allowance for credit losses on wholesale lending-related commitments includes $185 million and $153 million at December 31, 2004 and 2003, respectively, related to unfunded commitments to extend credit. The majority of the Firm’s unfunded commitments are not guarantees as defined in FIN 45, except for certain asset purchase agreements. These asset-purchase agreements are principally used as a mechanism to provide liquidity to SPEs, primarily multi-seller conduits, as described in Note 14 on pages 106–109 of this Annual Report.

Certain asset purchase agreements can be exercised at any time by the SPE’s administrator, while others require a triggering event to occur. Triggering events include, but are not limited to, a need for liquidity, a market value decline of the assets or a downgrade in the rating of JPMorgan Chase Bank. These agreements may cause the Firm to purchase an asset from the SPE at an amount above the asset’s fair value, in effect providing a guarantee of the initial value of the reference asset as of the date of the agreement. In most instances, third-party credit enhancements of the SPE mitigate the Firm’s potential losses on these agreements. The allowance for credit losses on wholesale lending-related commitments related to these agreements was insignificant at December 31, 2004.

Standby letters of credit and financial guarantees are conditional lending commitments issued by JPMorgan Chase to guarantee the performance of a customer to a third party under certain arrangements, such as commercial paper facilities, bond financings, acquisition financings and similar transactions. Approximately 70% of these arrangements mature within three years. The Firm typically has recourse to recover from the customer any amounts paid under these guarantees; in addition, the Firm may hold cash or other highly liquid collateral to support these guarantees. At December 31, 2004 and 2003,

JPMorgan Chase & Co./2004 Annual Report	119

Notes to consolidated financial statements

JPMorgan Chase & Co.

the Firm held collateral relating to $7.4 billion and $7.7 billion, respectively, of these arrangements. The allowance for credit losses on lending-related commitments at December 31, 2004 and 2003, included $292 million and $165 million, respectively, related to standby letters of credit and financial guarantees.

The Firm holds customers’ securities under custodial arrangements. At times, these securities are loaned to third parties, and the Firm issues securities lending indemnification agreements to the customer that protect the customer against the risk of loss if the third party fails to return the securities. To support these indemnification agreements, the Firm obtains from the third party cash or other highly liquid collateral with a market value exceeding 100% of the value of the loaned securities. At December 31, 2004 and 2003, the Firm held $221.6 billion and $146.7 billion, respectively, in collateral in support of these agreements.

In connection with issuing securities to investors, the Firm may enter into contractual arrangements with third parties that may require the Firm to make a payment to them in the event of a change in tax law or an adverse interpretation of tax law. In certain cases, the contract may also include a termination clause, which would allow the Firm to settle the contract at its fair value; thus, such a clause would not require the Firm to make a payment under the indemnification agreement. Even without the termination clause, management does not expect such indemnification agreements to have a material adverse effect on the consolidated financial condition of JPMorgan Chase. The Firm may also enter into indemnification clauses when it sells a business or assets to a third party, pursuant to which it indemnifies that third party for losses it may incur due to actions taken by the Firm prior to the sale. See below for more information regarding the Firm’s loan securitization activities. It is difficult to estimate the Firm’s maximum exposure under these indemnification arrangements, since this would require an assessment of future changes in tax law and future claims that may be made against the Firm that have not yet occurred. However, based on historical experience, management expects the risk of loss to be remote.

As part of the Firm’s loan securitization activities, as described in Note 13 on pages 103–106 of this Annual Report, the Firm provides representations and warranties that certain securitized loans meet specific requirements. The Firm may be required to repurchase the loans and/or indemnify the purchaser of the loans against losses due to any breaches of such representations or warranties. Generally, the maximum amount of future payments the Firm would be required to make under such repurchase and/or indemnification provisions would be equal to the current amount of assets held by such securitization-related SPEs as of December 31, 2004, plus, in certain circumstances, accrued and unpaid interest on such loans and certain expenses. The potential loss due to such repurchase and/or indemnity is mitigated by the due diligence the Firm performs to ensure that the assets comply with the requirements set forth in the representations and warranties. Historically, losses incurred on such repurchases and/or indemnifications have been insignificant, and therefore management expects the risk of material loss to be remote.

In connection with Card Services, the Firm is a partner with one of the leading companies in electronic payment services in two separate ventures, Chase Merchant Services and Paymentech (the “ventures”), the latter of which was acquired as a result of the Merger. These ventures provide merchant processing services in the United States and Canada. The ventures are each individually contingently liable for processed credit card sales transactions in the event of a dispute between the cardmember and a merchant. If a dispute is resolved in the cardmember’s favor, the ventures will credit or refund the amount to the cardmember and charge back the transaction to the merchant. If the ventures are unable to collect the amount from the merchant, the ventures will bear the loss for the amount credited or refunded to the card-member. The ventures mitigate this risk by withholding settlement, or by obtaining escrow deposits or letters of credit from certain merchants. However, in the unlikely event that: 1) a merchant ceases operations and is unable to deliver products, services or a refund; 2) the ventures do not have sufficient collateral from the merchants to provide customer refunds; and 3) the ventures do not have sufficient financial resources to provide customer refunds, the Firm would be liable to refund the cardholder in proportion to its approximate equity interest in the ventures. For the year ended December 31, 2004, the ventures incurred aggregate credit losses of $7.1 million on $396 billion of aggregate volume processed, of which the Firm shared liability only on $205 billion of aggregate volume processed. At December 31, 2004, the ventures held $620 million of collateral. In 2003, the Chase Merchant Services venture incurred aggregate credit losses of $2.0 million on $260 billion of aggregate volume processed, of which the Firm shared liability only on $77 billion of aggregate volume processed. At December 31, 2003, the Chase Merchant Services venture held $242 million of collateral. The Firm believes that, based on historical experience and the collateral held by the ventures, the fair value of the guarantee would not be materially different from the credit loss allowance recorded by the ventures; therefore, the Firm has not recorded any allowance for losses in excess of the allowance recorded by the ventures.

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

In addition to the contracts described above, there are certain derivative contracts to which the Firm is a counterparty that meet the characteristics of a guarantee under FIN 45. These derivatives are recorded on the Consolidated balance sheets at fair value. These contracts include written put options that require the Firm to purchase assets from the option holder at a specified price by a specified date in the future, as well as derivatives that effectively guarantee the return on a counterparty’s reference portfolio of assets. The total notional value of the derivatives that the Firm deems to be guarantees was $53 billion and $50 billion at December 31, 2004 and 2003, respectively. The Firm reduces its exposures to these contracts by entering into offsetting transactions or by entering into contracts that hedge the market risk related to these contracts. The fair value related to these contracts was a derivative receivable of $180 million and $163 million, and a derivative payable of $622 million and $333 million at December 31, 2004 and 2003, respectively. Finally, certain written put options and credit derivatives permit cash settlement and do not require the option holder or the buyer of credit protection to own the reference asset. The Firm does not consider these contracts to be guarantees as described in FIN 45.

120	JPMorgan Chase & Co./2004 Annual Report

Note 28 – Credit risk concentrations

Concentrations of credit risk arise when a number of customers are engaged in similar business activities or activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.

JPMorgan Chase regularly monitors various segments of its credit risk portfolio to assess potential concentration risks and to obtain collateral when deemed necessary. In the Firm’s wholesale portfolio, risk concentrations are primarily evaluated by industry and by geographic region. In the consumer portfolio, concentrations are primarily evaluated by product and by U.S. geographic region.

For further information regarding on-balance sheet credit concentrations by major product and geography, see Note 11 on page 101 of this Annual Report. For information regarding concentrations of off-balance sheet lending-related financial instruments by major product, see Note 27 on page 119 of this Annual Report. More information about concentrations can be found in the following tables or discussion in the MD&A:

Wholesale exposure	Page 60
Wholesale selected industry concentrations	Page 61
Country exposure	Page 65
Consumer real estate by geographic location	Page 67

The table below presents both on-balance sheet and off-balance sheet wholesale- and consumer-related credit exposure as of December 31, 2004 and 2003:

	2004			2003(c)
	Credit	On-balance	Off-balance	Credit	On-balance	Off-balance
December 31, (in billions)	exposure	sheet(a)	sheet(b)	exposure	sheet(a)	sheet(b)

Wholesale-related:
Banks and finance companies	$56.2	$25.7	$30.5	$62.7	$39.7	$23.0
Real estate	28.2	16.7	11.5	14.5	8.8	5.7
Healthcare	22.0	4.5	17.5	11.3	1.8	9.5
Retail and consumer services	21.7	6.0	15.7	14.5	4.2	10.3
Consumer products	21.4	7.1	14.3	13.8	3.6	10.2
All other wholesale	392.7	172.8	219.9	258.7	105.9	152.8

Total wholesale-related	542.2	232.8	309.4	375.5	164.0	211.5

Consumer-related:
Home finance	177.9	124.7	53.2	106.2	74.6	31.6
Auto & education finance	67.9	62.7	5.2	45.8	43.2	2.6
Consumer & small business and other	25.4	15.1	10.3	10.0	4.2	5.8
Credit card receivables(d)	597.0	64.5	532.5	158.5	17.4	141.1

Total consumer-related	868.2	267.0	601.2	320.5	139.4	181.1

Total exposure	$1,410.4	$499.8	$910.6	$696.0	$303.4	$392.6

(a)	Represents loans, derivative receivables, interests in purchased receivables and other receivables.
(b)	Represents lending-related financial instruments.
(c)	Heritage JPMorgan Chase only.
(d)	Excludes $70.8 billion and $34.9 billion of securitized credit card receivables at December 31, 2004 and 2003, respectively.

Note 29 – Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

The accounting for an asset or liability may differ based on the type of instrument and/or its use in a trading or investing strategy. Generally, the measurement framework in financial statements is one of the following:

•	at fair value on the Consolidated balance sheets, with changes in fair value recorded each period in the Consolidated statements of income;

•	at fair value on the Consolidated balance sheets, with changes in fair value recorded each period in a separate component of Stockholders’ equity and as part of Other comprehensive income;

•	at cost (less other-than-temporary impairments), with changes in fair value not recorded in the financial statements but disclosed in the notes thereto; or

•	at the lower of cost or fair value.

The Firm has an established and well-documented process for determining fair values. Fair value is based on quoted market prices, where available. If listed prices or quotes are not available, fair value is based on internally-developed models that primarily use market-based or independent information as inputs to the valuation model. Valuation adjustments may be necessary to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, liquidity and concentration concerns and are based on defined methodologies that are applied consistently over time.

JPMorgan Chase & Co./2004 Annual Report	121

Notes to consolidated financial statements

JPMorgan Chase & Co.

•
Credit valuation adjustments are necessary when the market price (or parameter) is not indicative of the credit quality of the counterparty. As few derivative contracts are listed on an exchange, the majority of derivative positions are valued using internally developed models that use as their basis observable market parameters. Market practice is to quote parameters equivalent to a AA credit rating; thus, all counterparties are assumed to have the same credit quality. An adjustment is therefore necessary to reflect the credit quality of each derivative counterparty and to arrive at fair value. Without this adjustment, derivative positions would not be appropriately valued.

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

•
Concentration valuation adjustments are necessary to reflect the cost of unwinding larger-than-normal market-size risk positions. The cost is determined based on the size of the adverse market move that is likely to occur during the extended period required to bring a position down to a nonconcentrated level. An estimate of the period needed to reduce, without market disruption, a position to a nonconcentrated level is generally based on the relationship of the position to the average daily trading volume of that position. Without these adjustments, larger positions would be valued at a price greater than the price at which the Firm could exit the positions.

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

The following describes the methodologies and assumptions used, by financial instrument, to determine fair value.

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

Assets where fair value differs from cost

The Firm’s debt, equity and derivative trading instruments are carried at their estimated fair value. Quoted market prices, when available, are used to determine the fair value of trading instruments. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of instruments with similar characteristics, or discounted cash flows.

Federal funds sold and securities purchased under resale agreements

Federal funds sold and securities purchased under resale agreements are typically short-term in nature and, as such, for a significant majority of the Firm’s transactions, cost approximates carrying value. This balance sheet item also includes structured resale agreements and similar products with long-dated maturities. To estimate the fair value of these instruments, cash flows are discounted using the appropriate market rates for the applicable maturity.

Securities

Fair values of actively traded securities are determined by the secondary market, while the fair values for nonactively traded securities are based on independent broker quotations.

Derivatives

Fair value for derivatives is determined based on the following:

•
position valuation, principally based on liquid market pricing as evidenced by exchange-traded prices, broker-dealer quotations or related input parameters, which assume all counterparties have the same credit rating;

•	credit valuation adjustments to the resulting portfolio valuation, to reflect the credit quality of individual counterparties; and

•	other fair value adjustments to take into consideration liquidity, concentration and other factors.

For those derivatives valued based on models with significant unobservable market parameters, the Firm defers the initial trading profit for these financial instruments. The deferred profit is recognized in Trading revenue on a systematic basis and when observable market data becomes available.

The fair value of derivative payables does not incorporate a valuation adjustment to reflect JPMorgan Chase’s credit quality.

Interests in purchased receivables

The fair value of variable-rate interests in purchased receivables approximate their respective carrying amounts due to their variable interest terms and negligible credit risk. The estimated fair values for fixed-rate interests in purchased receivables are determined using a discounted cash flow analysis using appropriate market rates for similar instruments.

122	JPMorgan Chase & Co./2004 Annual Report

Loans

Fair value for loans is determined using methodologies suitable for each type of loan:

•
Fair value for the wholesale loan portfolio is estimated primarily using the cost of credit derivatives, which is adjusted to account for the differences in recovery rates between bonds, on which the cost of credit derivatives is based, and loans.

•
Fair values for consumer installment loans (including automobile financings) and consumer real estate, for which market rates for comparable loans are readily available, are based on discounted cash flows, adjusted for prepayments. The discount rates used for consumer installment loans are current rates offered by commercial banks. For consumer real estate, secondary market yields for comparable mortgage-backed securities, adjusted for risk, are used.

•
Fair value for credit card receivables is based on discounted expected cash flows. The discount rates used for credit card receivables incorporate only the effects of interest rate changes, since the expected cash flows already reflect an adjustment for credit risk.

•
The fair value of loans in the held-for-sale and trading portfolios is generally based on observable market prices and on prices of similar instruments, including bonds, credit derivatives and loans with similar characteristics. If market prices are not available, the fair value is based on the estimated cash flows adjusted for credit risk; that risk is discounted, using a rate appropriate for each maturity that incorporates the effects of interest rate changes.

Other assets

This caption includes private equity investments and MSRs.

For a discussion of the fair value methodology for private equity investments, see Note 9 on page 100 of this Annual Report.

For a discussion of the fair value methodology for MSRs, see Note 15 on pages 109-111 of this Annual Report.

Financial liabilities

Liabilities for which fair value approximates carrying value

SFAS 107 requires that the fair value for deposit liabilities with no stated maturity (i.e., demand, savings and certain money market deposits) be equal to their carrying value. SFAS 107 does not allow for the recognition of the inherent funding value of these instruments.

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

Federal funds purchased and securities sold under repurchase agreements

Federal funds purchased and securities sold under repurchase agreements are typically short-term in nature; as such, for a significant majority of these transactions, cost approximates carrying value. This balance sheet item also includes structured repurchase agreements and similar products with long-dated maturities. To estimate the fair value of these instruments, the cash flows are discounted using the appropriate market rates for the applicable maturity.

Beneficial interests issued by consolidated VIEs

Beneficial interests issued by consolidated VIEs (“beneficial interests”) are generally short-term in nature and, as such, for a significant majority of the Firm’s transactions, cost approximates carrying value. The Consolidated balance sheets also include beneficial interests with long-dated maturities. The fair value of these instruments is based on current market rates.

Long-term debt-related instruments

Fair value for long-term debt, including the junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities, is based on current market rates and is adjusted for JPMorgan Chase’s credit quality.

Lending-related commitments

Although there is no liquid secondary market for wholesale commitments, the Firm estimates the fair value of its wholesale lending-related commitments primarily using the cost of credit derivatives (which is adjusted to account for the difference in recovery rates between bonds, on which the cost of credit derivatives is based, and loans) and loan equivalents (which represent the portion of an unused commitment expected, based on the Firm’s average portfolio historical experience, to become outstanding in the event an obligor defaults). The Firm estimates the fair value of its consumer commitments to extend credit based on the primary market prices to originate new commitments. It is the change in current primary market prices that provides the estimate of the fair value of these commitments.

On this basis, at December 31, 2004 and 2003, the fair value of the Firm’s lending-related commitments approximated the Allowance for lending-related commitments of $492 million and $324 million, respectively.

JPMorgan Chase & Co./2004 Annual Report	123

Notes to consolidated financial statements

JPMorgan Chase & Co.

The following table presents the carrying value and estimated fair value of financial assets and liabilities valued under SFAS 107; accordingly, certain assets and liabilities that are not considered financial instruments are excluded from the table.

	2004			2003(a)(b)
	Carrying	Estimated	Appreciation/	Carrying	Estimated	Appreciation/
December 31, (in billions)	value	fair value	(depreciation)	value	fair value	(depreciation)

Financial assets
Assets for which fair value approximates carrying value	$125.7	$125.7	$—	$84.6	$84.6	$—
Federal funds sold and securities purchased under resale agreements	101.4	101.3	(0.1)	76.9	77.2	0.3
Trading assets	288.8	288.8	—	252.9	252.9	—
Securities	94.5	94.5	—	60.3	60.3	—
Loans:
Wholesale, net of allowance for loan losses	132.0	134.6	2.6	73.2	74.5	1.3
Consumer, net of allowance for loan losses	262.8	262.5	(0.3)	137.0	138.2	1.2
Interests in purchased receivables	31.7	31.8	0.1	4.8	4.8	—
Other assets	50.4	51.1	0.7	61.0	61.5	0.5

Total financial assets	$1,087.3	$1,090.3	$3.0	$750.7	$754.0	$3.3

Financial liabilities
Liabilities for which fair value approximates carrying value	$228.8	$228.8	$—	$146.6	$146.6	$—
Interest-bearing deposits	385.3	385.5	(0.2)	247.0	247.1	(0.1)
Federal funds purchased and securities sold under repurchase agreements	127.8	127.8	—	113.5	113.6	(0.1)
Trading liabilities	151.2	151.2	—	149.4	149.4	—
Beneficial interests issued by consolidated VIEs	48.1	48.0	0.1	12.3	12.3	—
Long-term debt-related instruments	105.7	107.7	(2.0)	54.8	57.0	(2.2)

Total financial liabilities	$1,046.9	$1,049.0	$(2.1)	$723.6	$726.0	$(2.4)

Net appreciation			$0.9			$0.9

(a)	Heritage JPMorgan Chase only.
(b)	Amounts have been revised to reflect the current year’s presentation.

124	JPMorgan Chase & Co. / 2004 Annual Report

Note 30 – International operations

The following table presents income statement information of JPMorgan Chase by major geographic area. The Firm defines international activities as business transactions that involve customers residing outside of the United States, and the information presented below is based primarily on the domicile of the customer. However, many of the Firm’s U.S. operations serve international businesses.

As the Firm’s operations are highly integrated, estimates and subjective assumptions have been made to apportion revenue and expense between U.S. and international operations. These estimates and assumptions are consistent with the allocations used for the Firm’s segment reporting as set forth in Note 31 on pages 126-127 of this Annual Report.

The Firm’s long-lived assets for the periods presented are not considered by management to be significant in relation to total assets. The majority of the Firm’s long-lived assets are located in the United States.

					Income before
For the year ended December 31, (in millions)(a)	Revenue	(b)	Expense	(c)	income taxes	Net income

2004
Europe/Middle East and Africa	$6,566		$4,635		$1,931	$1,305
Asia and Pacific	2,631		1,766		865	547
Latin America and the Caribbean	816		411		405	255
Other	112		77		35	25

Total international	10,125		6,889		3,236	2,132
Total U.S.	32,972		30,014		2,958	2,334

Total	$43,097		$36,903		$6,194	$4,466

2003
Europe/Middle East and Africa	$6,344		$4,076		$2,268	$1,467
Asia and Pacific	1,902		1,772		130	91
Latin America and the Caribbean	1,000		531		469	287
Other	50		17		33	34

Total international	9,296		6,396		2,900	1,879
Total U.S.	24,088		16,960		7,128	4,840

Total	$33,384		$23,356		$10,028	$6,719

2002
Europe/Middle East and Africa	$5,120		$4,882		$238	$157
Asia and Pacific	1,900		1,820		80	53
Latin America and the Caribbean	685		557		128	85
Other	42		34		8	5

Total international	7,747		7,293		454	300
Total U.S.	21,867		19,802		2,065	1,363

Total	$29,614		$27,095		$2,519	$1,663

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.
(b)	Revenue is composed of Net interest income and noninterest revenue.
(c)	Expense is composed of Noninterest expense and Provision for credit losses.

JPMorgan Chase & Co. / 2004 Annual Report	125

Notes to consolidated financial statements

JPMorgan Chase & Co.

Note 31 – Business segments

JPMorgan Chase is organized into six major reportable business segments: the Investment Bank, Retail Financial Services, Card Services, Commercial Banking, Treasury & Securities Services and Asset & Wealth Management, as well as a Corporate segment. The segments are based on the products and services provided or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on an operating basis. For a definition of operating basis, see the footnotes to the table below. For a further discussion concerning JPMorgan Chase’s business segments, see Business segment results on pages 28-29 of this Annual Report.

In connection with the Merger, business segment reporting was realigned to reflect the new business structure of the combined Firm. Treasury was transferred from the Investment Bank into Corporate. The segment formerly known as Chase Financial Services had been comprised of Chase Home Finance, Chase Cardmember Services, Chase Auto Finance, Chase Regional Banking and Chase Middle Market; as a result of the Merger, this segment is now called Retail Financial Services and is comprised of Home Finance, Auto & Education Finance, Consumer & Small Business Banking and Insurance. Chase Middle Market moved into Commercial Banking, and Chase Cardmember Services is now its own segment called Card Services. Treasury & Securities Services remains unchanged. Investment Management & Private Banking has been renamed Asset & Wealth Management. JPMorgan Partners, which formerly was a stand-alone business segment, was moved into Corporate. Lastly,

Segment results and reconciliation(a) (table continued on next page)

Year ended December 31,(b)	Investment Bank(e)			Retail Financial Services			Card Services(f)			Commercial Banking
(in millions, except ratios)	2004	2003	2002	2004	2003	2002	2004	2003	2002	2004	2003	2002

Net interest income	$1,325	$1,667	$1,978	$7,714	$5,220	$3,823	$8,374	$5,052	$4,930	$1,692	$959	$999
Noninterest revenue	11,705	11,270	8,881	3,119	2,232	2,541	2,349	1,097	995	561	354	348
Intersegment revenue(c)	(425)	(253)	(177)	(42)	(24)	(16)	22	(5)	(12)	121	39	18

Total net revenue	12,605	12,684	10,682	10,791	7,428	6,348	10,745	6,144	5,913	2,374	1,352	1,365

Provision for credit losses	(640)	(181)	2,392	449	521	334	4,851	2,904	2,751	41	6	72
Credit reimbursement (to)/from TSS(d)	90	(36)	(82)	—	—	—	—	—	—	—	—	—

Merger costs	—	—	—	—	—	—	—	—	—	—	—	—
Litigation reserve charge	—	100	—	—	—	—	—	—	—	—	—	—
Excess real estate charge	—	—	—	—	—	—	—	—	—	—	—	—
Other noninterest expense	8,696	8,202	7,798	6,825	4,471	3,733	3,883	2,178	2,129	1,343	822	809

Income (loss) before income tax expense	4,639	4,527	410	3,517	2,436	2,281	2,011	1,062	1,033	990	524	484
Income tax expense (benefit)	1,691	1,722	(3)	1,318	889	849	737	379	369	382	217	201

Net income (loss)	$2,948	$2,805	$413	$2,199	$1,547	$1,432	$1,274	$683	$664	$608	$307	$283

Average equity	$17,290	$18,350	$19,134	$9,092	$4,220	$3,907	$7,608	$3,440	$3,444	$2,093	$1,059	$1,199
Average assets	473,121	436,488	429,866	185,928	147,435	114,248	94,741	51,406	49,648	36,435	16,460	15,973
Return on average equity	17%	15%	2%	24%	37%	37%	17%	20%	19%	29%	29%	24%
Overhead ratio	69	65	73	63	60	59	36	35	36	57	61	59

(a)
In addition to analyzing the Firm’s results on a reported basis, management looks at results on an “operating basis,” which is a non-GAAP financial measure. Operating basis starts with the reported U.S. GAAP results. In the case of the Investment Bank, the operating basis includes the reclassification of net interest income related to trading activities to Trading revenue. In the case of Card Services, refer to footnote (f). These adjustments do not change JPMorgan Chase’s reported net income. Finally, operating basis excludes the Merger costs, the Litigation reserve charge and accounting policy conformity adjustments related to the Merger, as management believes these items are not part of the Firm’s normal daily business operations (and, therefore, not indicative of trends) and do not provide meaningful comparisons with other periods.

(b)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.
(c)	Intersegment revenue includes intercompany revenue and revenue-sharing agreements, net of intersegment expenses. Transactions between business segments are primarily conducted at fair value.
(d)
TSS reimburses the IB for credit portfolio exposures the IB manages on behalf of clients the segments share. At the time of the Merger, the reimbursement methodology was revised to be based on pre-tax earnings, net of the cost of capital related to those exposures. Prior to the Merger, the credit reimbursement was based on pre-tax earnings, plus the allocated capital associated with the shared clients.

(e)
Segment operating results include the reclassification of Net interest income (“NII”) related to trading activities to Trading revenue within Noninterest revenue, which primarily impacts the Investment Bank. Trading-related NII reclassified to Trading revenue was $2.0 billion, $2.1 billion and $1.9 billion for 2004, 2003 and 2002, respectively. These amounts are eliminated in Corporate/reconciling items to arrive at NII and Noninterest revenue on a reported GAAP basis for JPMorgan Chase.

(f)
Operating results for Card Services exclude the impact of credit card securitizations on revenue, provision for credit losses and average assets, as JPMorgan Chase treats the sold receivables as if they were still on the balance sheet in evaluating the overall performance of the credit card portfolio. The related securitization adjustments for 2004, 2003 and 2002 were: $5.3 billion, $3.3 billion and $2.8 billion, respectively, in NII; $(2.4) billion, $(1.4) billion and $(1.4) billion, respectively, in Noninterest revenue; $2.9 billion, $1.9 billion and $1.4 billion, respectively, in Provision for credit losses; and $51.1 billion, $32.4 billion and $26.5 billion, respectively, in Average assets. These adjustments are eliminated in Corporate/reconciling items to arrive at the Firm’s reported GAAP results.

(g)
Includes $858 million of accounting policy conformity adjustments consisting of approximately $1.4 billion related to the decertification of the seller’s retained interest in credit card securitizations, partially offset by a benefit of $584 million related to conforming wholesale and consumer provision methodologies for the combined Firm.

(h)
Merger costs attributed to the lines of business for 2004 were as follows: $74 million, Investment Bank; $201 million, Retail Financial Services; $79 million, Card Services; $23 million, Commercial Banking; $68 million, Treasury & Securities Services; $31 million, Asset & Wealth Management; and $889 million, Corporate.

126	JPMorgan Chase & Co./2004 Annual Report

Corporate is currently comprised of Private Equity (JPMorgan Partners and ONE Equity Partners), Treasury, as well as corporate support areas, which include Central Technology and Operations, Internal Audit, Executive Office, Finance, General Services, Human Resources, Marketing & Communications, Office of the General Counsel, Real Estate and Business Services, Risk Management and Strategy and Development.

Segment results, which are presented on an operating basis, reflect revenues on a tax-equivalent basis. The tax-equivalent gross-up for each business segment is based upon the level, type and tax jurisdiction of the earnings and assets within each business segment. Operating revenue for the Investment Bank includes tax-equivalent adjustments for income tax credits primarily related to affordable housing investments as well as tax-exempt income from municipal bond investments. Information prior to the Merger has not been restated to conform with this new presentation. The amount of the tax-equivalent gross-up for each business segment is eliminated within the Corporate segment and was $(303) million, $(122) million and $(116) million for the years ended December 31, 2004, 2003 and 2002, respectively.

The following table provides a summary of the Firm’s segment results for 2004, 2003 and 2002 on an operating basis. The impact of credit card securitizations, merger costs, litigation charges and accounting policy conformity adjustments have been included in Corporate/reconciling items so that the total Firm results are on a reported basis. Segment results for periods prior to July 1, 2004, reflect heritage JPMorgan Chase-only results and have been restated to reflect the current business segment organization and reporting classifications.

(table continued from previous page)

						Corporate/
Treasury & Securities Services			Asset & Wealth Management			reconciling items(e)(f)				Total
2004	2003	2002	2004	2003	2002	2004		2003	2002	2004	2003	2002

$1,383	$947	$962	$796	$488	$467	$(4,523)		$(1,368)	$(981)	$16,761	$12,965	$12,178
3,226	2,475	2,387	3,297	2,415	2,328	2,079		576	(44)	26,336	20,419	17,436
248	186	186	86	67	137	(10)		(10)	(136)	—	—	—

4,857	3,608	3,535	4,179	2,970	2,932	(2,454)		(802)	(1,161)	43,097	33,384	29,614

7	1	3	(14)	35	85	(2,150	)(g)	(1,746)	(1,306)	2,544	1,540	4,331

(90)	36	82	—	—	—	—		—	—	—	—	—
—	—	—	—	—	—	1,365	(h)	—	1,210	1,365	—	1,210
—	—	—	—	—	—	3,700		—	1,300	3,700	100	1,300
—	—	—	—	—	—	—		—	98	—	—	98
4,113	3,028	2,771	3,133	2,486	2,408	1,301		529	508	29,294	21,716	20,156

647	615	843	1,060	449	439	(6,670)		415	(2,971)	6,194	10,028	2,519
207	193	294	379	162	161	(2,986)		(253)	(1,015)	1,728	3,309	856

$440	$422	$549	$681	$287	$278	$(3,684)		$668	$(1,956)	$4,466	$6,719	$1,663

$2,544	$2,738	$2,700	$3,902	$5,507	$5,649	$33,112		$7,674	$5,335	$75,641	$42,988	$41,368
23,430	18,379	17,239	37,751	33,780	35,813	111,150		72,030	70,570	962,556	775,978	733,357
17%	15%	20%	17%	5%	5%	NM		NM	NM	6%	16%	4%
85	84	78	75	84	82	NM		NM	NM	80	65	77

JPMorgan Chase & Co./2004 Annual Report	127

Notes to consolidated financial statements

JPMorgan Chase & Co.

Note 32 – Parent company

Parent company – statements of income

Year ended December 31, (in millions)(a)	2004	2003	2002

Income
Dividends from bank and bank holding company subsidiaries(b)	$1,208	$2,436	$3,079
Dividends from nonbank subsidiaries(c)	773	2,688	422
Interest income from subsidiaries	1,370	945	1,174
Other interest income	137	130	148
Other income from subsidiaries, primarily fees:
Bank and bank holding company	833	632	277
Nonbank	499	385	390
Other income	204	(25)	264

Total income	5,024	7,191	5,754

Expense
Interest expense to subsidiaries(c)	603	422	405
Other interest expense	1,834	1,329	1,511
Compensation expense	353	348	378
Other noninterest expense	1,105	747	699

Total expense	3,895	2,846	2,993

Income before income tax benefit and undistributed net income of subsidiaries	1,129	4,345	2,761
Income tax benefit	556	474	432
Equity in undistributed net income (loss) of subsidiaries	2,781	1,900	(1,530)

Net income	$4,466	$6,719	$1,663

Parent company - balance sheets
December 31, (in millions)	2004	2003(d)

Assets
Cash with banks, primarily with bank subsidiaries	$513	$148
Deposits with banking subsidiaries	10,703	12,554
Securities purchased under resale agreements, primarily with nonbank subsidiaries	—	285
Trading assets	3,606	3,915
Available-for-sale securities	2,376	2,099
Loans	162	550
Advances to, and receivables from, subsidiaries:
Bank and bank holding company	19,076	9,239
Nonbank	34,456	24,489
Investment (at equity) in subsidiaries:
Bank and bank holding company	105,599	43,853
Nonbank(c)	17,701	10,399
Goodwill and other intangibles	890	860
Other assets	11,557	9,213

Total assets	$206,639	$117,604

Liabilities and stockholders’ equity
Borrowings from, and payables to, subsidiaries(c)	$14,195	$9,488
Other borrowed funds, primarily commercial paper	15,050	16,560
Other liabilities	6,309	4,767
Long-term debt(e)	65,432	40,635

Total liabilities	100,986	71,450
Stockholders’ equity	105,653	46,154

Total liabilities and stockholders’ equity	$206,639	$117,604

Parent company – statements of cash flows

Year ended December 31, (in millions)(a)	2004	2003	2002

Operating activities
Net income	$4,466	$6,719	$1,663
Less: Net income of subsidiaries	4,762	7,017	1,971

Parent company net loss	(296)	(298)	(308)
Add: Cash dividends from subsidiaries(b)(c)	1,964	5,098	2,320
Other, net	(81)	(272)	(912)

Net cash provided by operating activities	1,587	4,528	1,100

Investing activities
Net cash change in:
Deposits with banking subsidiaries	1,851	(2,560)	(3,755)
Securities purchased under resale agreements, primarily with nonbank subsidiaries	355	99	(40)
Loans	407	(490)	(27)
Advances to subsidiaries	(5,772)	(3,165)	6,172
Investment (at equity) in subsidiaries	(4,015)	(2,052)	(2,284)
Other, net	11	12	(37)
Available-for-sale securities:
Purchases	(392)	(607)	(1,171)
Proceeds from sales and maturities	114	654	1,877
Cash received in business acquisitions	4,608	—	—

Net cash (used in) provided by investing activities	(2,833)	(8,109)	735

Financing activities
Net cash change in borrowings from subsidiaries(c)	941	2,005	573
Net cash change in other borrowed funds	(1,510)	(2,104)	(915)
Proceeds from the issuance of long-term debt	12,816	12,105	12,533
Repayments of long-term debt	(6,149)	(6,733)	(12,271)
Proceeds from the issuance of stock and stock-related awards	848	1,213	725
Redemption of preferred stock	(670)	—	—
Treasury stock purchased	(738)	—	—
Cash dividends paid	(3,927)	(2,865)	(2,784)

Net cash provided by (used in) financing activities	1,611	3,621	(2,139)

Net increase (decrease) in cash with banks	365	40	(304)
Cash with banks at the beginning of the year	148	108	412

Cash with banks at the end of the year, primarily with bank subsidiaries	$513	$148	$108
Cash interest paid	$2,383	$1,918	$1,829
Cash income taxes paid	$701	$754	$592

(a)
2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only. For a further discussion of the Merger, see Note 2 on pages 89-90 of this Annual Report.

(b)	Dividends in 2002 include a stock dividend of $1.2 billion from the mortgage business, which was contributed to JPMorgan Chase Bank.
(c)
Subsidiaries include trusts that issued guaranteed capital debt securities (“issuer trusts”). As a result of FIN 46, the Parent deconsolidated these trusts in 2003. The Parent received dividends of $15 million and $11 million from the issuer trusts in 2004 and 2003, respectively. For a further discussion on these issuer trusts, see Note 17 on pages 112-113 of this Annual Report.

(d)	Heritage JPMorgan Chase only.
(e)	At December 31, 2004, all debt that contractually matures in 2005 through 2009 totaled $10.8 billion, $10.5 billion, $9.4 billion, $6.8 billion and $9.2 billion, respectively.

128	JPMorgan Chase & Co./2004 Annual Report

Supplementary information

Selected quarterly financial data (unaudited)

(in millions, except per share, ratio and headcount data)		2004				2003(b)
As of or for the period ended		4th(a)	3rd(a)	2nd(b)	1st(b)	4th	3rd	2nd	1st

	Selected income statement data
	Net interest income	$5,329	$5,452	$2,994	$2,986	$3,182	$3,198	$3,228	$3,357
	Noninterest revenue	7,621	7,053	5,637	6,025	4,924	4,582	5,840	5,073

	Total net revenue	12,950	12,505	8,631	9,011	8,106	7,780	9,068	8,430
	Provision for credit losses	1,157	1,169	203	15	139	223	435	743
Noninterest expense before Merger costs and Litigation reserve charge		8,863	8,625	5,713	6,093	5,258	5,127	5,766	5,565
	Merger costs	523	752	90	—	—	—	—	—
	Litigation reserve charge	—	—	3,700	—	—	—	100	—

Total noninterest expense		9,386	9,377	9,503	6,093	5,258	5,127	5,866	5,565

	Income (loss) before income tax expense (benefit)	2,407	1,959	(1,075)	2,903	2,709	2,430	2,767	2,122
	Income tax expense (benefit)	741	541	(527)	973	845	802	940	722

	Net income (loss)	$1,666	$1,418	$(548)	$1,930	$1,864	$1,628	$1,827	$1,400

	Per common share
	Net income (loss) per share: Basic	$0.47	$0.40	$(0.27)	$0.94	$0.92	$0.80	$0.90	$0.69
	Diluted	0.46	0.39	(0.27)	0.92	0.89	0.78	0.89	0.69
	Cash dividends declared per share	0.34	0.34	0.34	0.34	0.34	0.34	0.34	0.34
	Book value per share	29.61	29.42	21.52	22.62	22.10	21.55	21.53	20.73
	Common shares outstanding
Average:	Basic	3,515	3,514	2,043	2,032	2,016	2,012	2,006	2,000
	Diluted	3,602	3,592	2,043	2,093	2,079	2,068	2,051	2,022
	Common shares at period end	3,556	3,564	2,088	2,082	2,043	2,039	2,035	2,030
	Selected ratios
	Return on common equity (“ROE”)(c)	6%	5%	NM	17%	17%	15%	17%	13%
	Return on assets (“ROA”)(c)(d)	0.57	0.50	NM	1.01	0.95	0.83	0.96	0.73
	Tier 1 capital ratio	8.7	8.6	8.2%	8.4	8.5	8.7	8.4	8.4
	Total capital ratio	12.2	12.0	11.2	11.4	11.8	12.1	12.0	12.2
	Tier 1 leverage ratio	6.2	6.5	5.5	5.9	5.6	5.5	5.5	5.0
	Selected balance sheet (period-end)
	Total assets	$1,157,248	$1,138,469	$817,763	$801,078	$770,912	$792,700	$802,603	$755,156
	Securities	94,512	92,816	64,915	70,747	60,244	65,152	82,549	85,178
	Total loans	402,114	393,701	225,938	217,630	214,766	225,287	227,394	217,471
	Deposits	521,456	496,454	346,539	336,886	326,492	313,626	318,248	300,667
	Long-term debt	95,422	91,754	52,981	50,062	48,014	43,945	43,371	42,851
	Common stockholders’ equity	105,314	104,844	44,932	47,092	45,145	43,948	43,812	42,075
	Total stockholders’ equity	105,653	105,853	45,941	48,101	46,154	44,957	44,821	43,084
	Credit quality metrics
	Allowance for credit losses	$7,812	$8,034	$4,227	$4,417	$4,847	$5,082	$5,471	$5,651
	Nonperforming assets	3,231	3,637	2,482	2,882	3,161	3,853	4,111	4,448
	Allowance for loan losses to total loans(e)	1.94%	2.01%	1.92%	2.08%	2.33%	2.51%	2.60%	2.73%
	Net charge-offs	$1,398	$865	$392	$444	$374	$614	$614	$670
	Net charge-off rate(c)(f)	1.47%	0.93%	0.77%	0.92%	0.76%	1.27%	1.31%	1.43%
	Wholesale net charge-off rate(c)(f)	0.21	(0.08)	0.29	0.50	(0.05)	1.25	1.25	1.36
	Managed Card net charge-off rate(c)	5.24	4.88	5.85	5.81	5.77	5.84	6.04	5.95
	Headcount	160,968	162,275	94,615	96,010	96,367	95,931	95,862	96,637
	Share price(g)
	High	$40.45	$40.25	$42.57	$43.84	$36.99	$38.26	$36.52	$28.29
	Low	36.32	35.50	34.62	36.30	34.45	32.40	23.75	20.13
	Close	39.01	39.73	38.77	41.95	36.73	34.33	34.18	23.71

(a)	Quarterly results include three months of the combined Firm’s results.
(b)	Heritage JPMorgan Chase only.
(c)	Based on annualized amounts.
(d)	Represents Net income /Total average assets.
(e)	Excluded from this ratio were loans held for sale.
(f)	Excluded from this ratio were average loans held for sale.
(g)
JPMorgan Chase’s common stock is listed and traded on the New York Stock Exchange, the London Stock Exchange Limited and the Tokyo Stock Exchange. The high, low and closing prices of JPMorgan Chase’s common stock are from The New York Stock Exchange Composite Transaction Tape.

NM — Not meaningful due to net loss.

JPMorgan Chase & Co./2004 Annual Report	129

Five-year summary of consolidated financial highlights

JPMorgan Chase & Co

(unaudited)
(in millions, except per share, headcount and ratio data)	Heritage JPMorgan Chase only
As of or for the year ended December 31,	2004	(a)	2003	2002	2001	2000

Selected income statement data
Net interest income	$16,761	$12,965	$12,178	$11,401	$9,865
Noninterest revenue	26,336	20,419	17,436	17,943	23,321

Total net revenue	43,097	33,384	29,614	29,344	33,186
Provision for credit losses	2,544	1,540	4,331	3,182	1,380
Noninterest expense before Merger costs and Litigation reserve charge	29,294	21,716	20,254	21,073	21,642
Merger and restructuring costs	1,365	—	1,210	2,523	1,431
Litigation reserve charge	3,700	100	1,300	—	—

Total noninterest expense	34,359	21,816	22,764	23,596	23,073

Income before income tax expense and effect of accounting change	6,194	10,028	2,519	2,566	8,733
Income tax expense	1,728	3,309	856	847	3,006

Income before effect of accounting change	4,466	6,719	1,663	1,719	5,727
Cumulative effect of change in accounting principle (net of tax)	—	—	—	(25)	—

Net income	$4,466	$6,719	$1,663	$1,694	$5,727

Per common share
Net income per share:	Basic	$1.59	$3.32	$0.81	$0.83	(f)	$2.99
Diluted	1.55	3.24	0.80	0.80	(f)	2.86
Cash dividends declared per share	1.36	1.36	1.36	1.36	1.28
Book value per share	29.61	22.10	20.66	20.32	21.17
Common shares outstanding
Average:	Basic	2,780	2,009	1,984	1,972	1,884
Diluted	2,851	2,055	2,009	2,024	1,969
Common shares at period-end	3,556	2,043	1,999	1,973	1,928
Selected ratios
Return on common equity (“ROE”)	6%	16%	4%	4%	16%
Return on assets (“ROA”)(b)	0.46	0.87	0.23	0.23	0.85
Tier 1 capital ratio	8.7	8.5	8.2	8.3	8.5
Total capital ratio	12.2	11.8	12.0	11.9	12.0
Tier 1 leverage ratio	6.2	5.6	5.1	5.2	5.4
Selected balance sheet (period-end)
Total assets	$1,157,248	$770,912	$758,800	$693,575	$715,348
Securities	94,512	60,244	84,463	59,760	73,695
Loans	402,114	214,766	216,364	217,444	216,050
Deposits	521,456	326,492	304,753	293,650	279,365
Long-term debt	95,422	48,014	39,751	39,183	43,299
Common stockholders’ equity	105,314	45,145	41,297	40,090	40,818
Total stockholders’ equity	105,653	46,154	42,306	41,099	42,338
Credit quality metrics
Allowance for credit losses	$7,812	$4,847	$5,713	$4,806	$3,948
Nonperforming assets	3,231	3,161	4,821	4,037	1,923
Allowance for loan losses to total loans(c)	1.94%	2.33%	2.80%	2.25%	1.77%
Net charge-offs	$3,099	$2,272	$3,676	$2,335	$1,480
Net charge-off rate(d)	1.08%	1.19%	1.90%	1.13%	0.73%
Headcount	160,968	96,367	97,124	95,812	(g)	99,757	(g)
Share price(e)
High	$43.84	$38.26	$39.68	$59.19	$67.17
Low	34.62	20.13	15.26	29.04	32.38
Close	39.01	36.73	24.00	36.35	45.44

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
(b)	Represents Net income / Total average assets.
(c)	Excluded from this ratio were loans held for sale of $25.7 billion, $20.8 billion, $25.0 billion, $16.6 billion and $8.8 billion at December 31, 2004, 2003, 2002, 2001 and 2000, respectively.
(d)
Excluded from the net charge-off rates were average loans held for sale of $21.1 billion, $29.1 billion, $17.8 billion, $12.7 billion and $7.1 billion as of December 31, 2004, 2003, 2002, 2001 and 2000, respectively.

(e)
JPMorgan Chase’s common stock is listed and traded on the New York Stock Exchange, the London Stock Exchange Limited and the Tokyo Stock Exchange. The high, low and closing prices of JPMorgan Chase’s common stock are from The New York Stock Exchange Composite Transaction Tape.

(f)	Basic and diluted earnings per share were each reduced by $0.01 in 2001 because of the impact of the adoption of SFAS 133 relating to the accounting for derivative instruments and hedging activities.
(g)	Represents full-time equivalent employees, as headcount data is unavailable.

130	JPMorgan Chase & Co. / 2004 Annual Report

Glossary of terms

JPMorgan Chase & Co.

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

Contractual credit card charge-off: In accordance with the Federal Financial Institutions Examination Council policy, credit card loans are charged-off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification of the filing of bankruptcy, whichever is earlier.

Core deposits: U.S. deposits insured by the Federal Deposit Insurance Corporation, up to the legal limit of $100,000 per depositor.

EITF: Emerging Issues Task Force.

EITF Issue 03-01: “The Meaning of Other-than-temporary Impairment and Its Application to Certain Investments.”

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

FASB Staff Position (“FSP”) EITF Issue 03-1-1: “Effective Date of Paragraphs 10–20 of EITF Issue No. 03-01, ‘The Meaning of Other-than-temporary Impairment and Its Application to Certain Investments.’ ”

FSP SFAS 106-2: “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”

FSP SFAS 109-2: “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.”

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

NA: Data is not applicable for the period presented.

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

SFAS 123R: “Share-Based Payment.”

SFAS 128: “Earnings per Share.”

SFAS 133: “Accounting for Derivative Instruments and Hedging Activities.”

SFAS 138: “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133.”

SFAS 140: “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125.”

SFAS 142: “Goodwill and Other Intangible Assets.”

SFAS 149: “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.”

Staff Accounting Bulletin (“SAB”) 105: “Application of Accounting Principles to Loan Commitments.”

Statement of Position (“SOP”) 98-1: “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

Statement of Position (“SOP”) 03-3: “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”

Stress testing: A scenario that measures market risk under unlikely but plausible events in abnormal markets.

U.S. GAAP: Accounting principles generally accepted in the United States of America.

Value-at-Risk (“VAR”): A measure of the dollar amount of potential loss from adverse market moves in an ordinary market environment.

JPMorgan Chase & Co. / 2004 Annual Report	131

Distribution of assets, liabilities and stockholders’ equity;
interest rates and interest differentials

Consolidated average balance sheet, interest and rates

Provided below is a summary of JPMorgan Chase’s consolidated average balances, interest rates and interest differentials on a taxable-equivalent basis for the years 2002 through 2004. Income computed on a taxable-equivalent basis is the income reported in the Consolidated statements of income, adjusted to make income and earnings yields on assets exempt from income taxes (primarily federal taxes) comparable with other taxable income. The incremental tax rate used for calculating the taxable-equivalent adjustment was approximately 40% in 2004 and 41% in 2003 and 2002. A substantial portion of JPMorgan Chase’s securities is taxable.

(Table continued on next page)	2004
Year ended December 31,(a)	Average				Average
(Taxable-equivalent interest and rates; in millions, except rates)	balance		Interest		rate

Assets
Deposits with banks	$28,625		$539		1.88%
Federal funds sold and securities purchased under resale agreements	93,979		1,627		1.73
Securities borrowed	49,387		463		0.94
Trading assets – debt and equity instruments	169,203		7,535		4.45
Securities:
Available-for-sale	78,697		3,463		4.40 (b)
Held-to-maturity	172		11		6.50
Interests in purchased receivables(e)	15,564		291		1.87
Loans	308,450		16,808	(c)	5.45

Total interest-earning assets	744,077		30,737		4.13

Allowance for loan losses	(5,951)
Cash and due from banks	25,390
Trading assets — derivative receivables	59,521
All other assets	139,519

Total assets	$962,556

Liabilities
Interest-bearing deposits	$309,020		$4,600		1.49%
Federal funds purchased and securities sold under repurchase agreements	155,665		2,298		1.48
Commercial paper	12,699		175		1.38
Other borrowings(d)	83,721		3,817		4.56
Beneficial interests issued by consolidated VIEs(e)	26,817		478		1.78
Long-term debt	79,193		2,466		3.11

Total interest-bearing liabilities	667,115		13,834		2.07

Noninterest-bearing deposits	101,994
Trading liabilities — derivative payables	52,761
All other liabilities, including the allowance for lending-related commitments	64,038

Total liabilities	885,908

Preferred stock of subsidiary	—
Stockholders’ equity
Preferred stock	1,007
Common stockholders’ equity	75,641

Total stockholders’ equity	76,648	(f)

Total liabilities, preferred stock of subsidiary and stockholders’ equity	$962,556
Interest rate spread					2.06%
Net interest income and net yield on interest-earning assets			$16,903		2.27

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.
(b)	The annualized rate for available-for-sale securities based on amortized cost was 4.37% in 2004, 4.63% in 2003 and 5.13% in 2002.
(c)	Fees and commissions on loans included in loan interest amounted to $1,374 million for 2004, $876 million in 2003 and $928 million in 2002.
(d)	Includes securities sold but not yet purchased.
(e)	Not applicable for years prior to 2003 since the Firm adopted FIN 46 during 2003.
(f)
The ratio of average stockholders’ equity to average assets was 8.0% for 2004, 5.7% for 2003 and 5.8% for 2002. The return on average stockholders’ equity was 5.8% for 2004, 15.3% for 2003 and 3.9% for 2002.

Within the Consolidated average balance sheets, interest and rates summary, the principal amounts of nonaccrual loans have been included in the average loan balances used to determine the average interest rate earned on loans. For additional information on nonaccrual loans, including interest accrued, see Note 11 on pages 101 and 102.

(Continuation of table)

2003					2002
Average				Average	Average		Average
balance		Interest		rate	balance	Interest	rate
$9,742		$214		2.20%	$11,945	$303	2.54%
87,273		1,497		1.72	84,194	2,078	2.47
40,305		323		0.80	42,703	681	1.59
148,970		6,608		4.44	137,272	6,814	4.96
77,156		3,553		4.60 (b)	66,619	3,389	5.09 (b)
286		21		7.19	446	29	6.45
5,414		64		1.18	NA	NA	NA
220,692		11,824	(c)	5.36	211,432	12,720 (c)	6.02

589,838		24,104		4.09	554,611	26,014	4.69

(5,161)					(5,178)
17,951					18,850
85,628					73,641
87,722					91,433

$775,978					$733,357

$227,645		$3,604		1.58%	$217,417	$5,253	2.42%
161,020		2,199		1.37	168,428	3,313	1.97
13,387		151		1.13	16,134	281	1.74
69,703		3,521		5.05	69,393	3,444	4.96
9,421		106		1.13	NA	NA	NA
49,095		1,498		3.05	43,927	1,467	3.34

530,271		11,079		2.09	515,299	13,758	2.67

77,640					69,999
67,783					57,607
56,287					47,988

731,981					690,893

—					87
1,009					1,009
42,988					41,368

43,997	(f)				42,377 (f)

$775,978					$733,357
				2.00%			2.02%
		$13,025		2.21		$12,256	2.21

Interest rates and interest differential analysis of net interest income –
U.S. and non-U.S.

Presented below is a summary of interest rates and interest differentials segregated between U.S. and non-U.S. operations for the years 2002 through 2004. The segregation of U.S. and non-U.S. components is based on the location of the office recording the transaction.
Intracompany funding generally comprises dollar-denominated deposits originated in various locations that are centrally managed by JPMorgan Chase’s Treasury unit. U.S. net interest income was $15.3 billion in 2004, an increase of $4.1 billion from the prior year. The increase primarily was

(Table continued on next page)
	2004
Year ended December 31,(a)	Average		Average
(Taxable-equivalent interest and rates; in millions, except rates)	balance	Interest	rate

Interest-earning assets:
Deposits with banks, primarily non-U.S.	$28,625	$539	1.88%
Federal funds sold and securities purchased under resale agreements:
U.S.	64,673	1,182	1.83
Non-U.S.	29,306	445	1.52
Securities borrowed, primarily U.S.	49,387	463	0.94
Trading assets — debt and equity instruments:
U.S.	100,658	4,361	4.33
Non-U.S.	68,545	3,174	4.63
Securities:
U.S.	65,853	3,045	4.62
Non-U.S.	13,016	429	3.29
Interests in purchased receivables, primarily U.S.(b)	15,564	291	1.87
Loans:
U.S.	275,914	15,819	5.73
Non-U.S.	32,536	989	3.04

Total interest-earning assets	744,077	30,737	4.13

Interest-bearing liabilities:
Interest-bearing deposits:
U.S.	198,075	2,671	1.35
Non-U.S.	110,945	1,929	1.74
Federal funds purchased and securities sold under repurchase agreements:
U.S.	122,760	1,816	1.48
Non-U.S.	32,905	482	1.47
Other borrowed funds:
U.S.	61,687	2,182	3.54
Non-U.S.	34,733	1,810	5.21
Beneficial interests issued by consolidated VIEs, primarily U.S.(b)	26,817	478	1.78
Long-term debt, primarily U.S.	79,193	2,466	3.11
Intracompany funding:
U.S.	26,687	207	—
Non-U.S.	(26,687)	(207)	—

Total interest-bearing liabilities	667,115	13,834	2.07

Noninterest-bearing liabilities(c)	76,962

Total investable funds	$744,077	$13,834	1.86%

Net interest income and net yield:		$16,903	2.27%
U.S.		15,261	2.76
Non-U.S.		1,642	0.86
Percentage of total assets and liabilities attributable to non-U.S. operations:
Assets			29.7
Liabilities			30.6

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.
(b)	Not applicable for years prior to 2003 since the Firm adopted FIN 46 during 2003.
(c)	Represents the amount of noninterest-bearing liabilities funding interest-earning assets.

attributable to the Merger. Net interest income from non-U.S. operations was $1.6 billion for 2004, compared with $1.9 billion in 2003. The decrease reflects declining spreads.
For further information, see the “Net interest income” discussion in Consolidated results of operations on pages 22 and 23.

(Continuation of table)	2003		2002
Average		Average	Average		Average
balance	Interest	rate	balance	Interest	rate

$9,742	$214	2.20%	$11,945	$303	2.54%

61,925	988	1.59	60,176	1,302	2.16
25,348	509	2.01	24,018	776	3.23
40,305	323	0.80	42,703	681	1.59

86,234	4,013	4.65	81,202	4,397	5.42
62,736	2,595	4.14	56,070	2,417	4.31

67,024	3,184	4.75	53,745	2,913	5.42
10,418	390	3.75	13,320	505	3.79
5,414	64	1.18	NA	NA	NA

188,637	10,973	5.82	174,359	11,514	6.60
32,055	851	2.66	37,073	1,206	3.25

589,838	24,104	4.09	554,611	26,014	4.69

117,035	1,688	1.44	107,823	2,412	2.24
110,610	1,916	1.73	109,594	2,841	2.59

129,715	1,599	1.23	131,213	2,800	2.13
31,305	600	1.92	37,215	513	1.38

59,249	2,323	3.92	58,533	2,490	4.25
23,841	1,349	5.66	26,994	1,235	4.58
9,421	106	1.13	NA	NA	NA
49,095	1,498	3.05	43,927	1,467	3.34

44,856	946	—	68,736	1,758	—
(44,856)	(946)	—	(68,736)	(1,758)	—

530,271	11,079	2.09	515,299	13,758	2.67

59,567			39,312

$589,838	$11,079	1.88%	$554,611	$13,758	2.48%

	$13,025	2.21%		$12,256	2.21%
	11,140	2.55		9,564	2.42
	1,885	1.24		2,692	1.69

		30.7			31.7
		35.5			34.9

Changes in net interest income, volume and rate analysis

The table below presents an analysis of the effect on net interest income of volume and rate changes for the periods 2004 versus 2003 and 2003 versus 2002. In this analysis, the change due to the volume/rate variance has been allocated to volume.

	2004 versus 2003 (a)			2003 versus 2002(a)
(On a taxable-equivalent basis;	Increase (decrease) due to change in:		Net	Increase (decrease) due to change in:		Net
in millions)	Volume	Rate	change	Volume	Rate	change

Interest-earning assets
Deposits with banks, primarily non-U.S.	$356	$(31)	$325	$(48)	$(41)	$(89)
Federal funds sold and securities purchased under resale agreements:
U.S.	45	149	194	29	(343)	(314)
Non-U.S.	60	(124)	(64)	26	(293)	(267)
Securities borrowed, primarily U.S.	84	56	140	(21)	(337)	(358)
Trading assets — debt and equity instruments:
U.S.	624	(276)	348	241	(625)	(384)
Non-U.S.	272	307	579	273	(95)	178
Securities:
U.S.	(52)	(87)	(139)	631	(360)	271
Non-U.S.	87	(48)	39	(110)	(5)	(115)
Interests in purchased receivables, primarily U.S.(b)	190	37	227	64	—	64
Loans:
U.S.	5,016	(170)	4,846	819	(1,360)	(541)
Non-U.S.	16	122	138	(136)	(219)	(355)

Change in interest income	6,698	(65)	6,633	1,768	(3,678)	(1,910)

Interest-bearing liabilities
Interest-bearing deposits:
U.S.	1,088	(105)	983	139	(863)	(724)
Non-U.S.	2	11	13	18	(943)	(925)
Federal funds purchased and securities sold under repurchase agreements:
U.S.	(107)	324	217	(20)	(1,181)	(1,201)
Non-U.S.	23	(141)	(118)	(114)	201	87
Other borrowed funds:
U.S.	84	(225)	(141)	26	(193)	(167)
Non-U.S.	568	(107)	461	(178)	292	114
Beneficial interests issued by consolidated VIEs, primarily U.S.(b)	311	61	372	106	—	106
Long-term debt, primarily U.S.	939	29	968	158	(127)	31
Intracompany funding:
U.S.	(142)	(597)	(739)	(503)	(309)	(812)
Non-U.S.	142	597	739	503	309	812

Change in interest expense	2,908	(153)	2,755	135	(2,814)	(2,679)

Change in net interest income	$3,790	$88	$3,878	$1,633	$(864)	$769

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.
(b)	Not applicable for years prior to 2003 since the Firm adopted FIN 46 during 2003.

Securities portfolio

The table below presents the amortized cost, estimated fair value and average yield (including the impact of related derivatives) of JPMorgan Chase’s securities by contractual maturity range and type of security.

Maturity schedule of available-for-sale and held-to-maturity securities

	Due in 1	Due after 1	Due after 5	Due after
December 31, 2004 (in millions, rates on a taxable-equivalent basis)	year or less	through 5 years	through 10 years	10 years(a)	Total

U.S. government and federal agencies/corporations obligations:
Amortized cost	$1,970	$9,450	$3,245	$47,638	$62,303
Fair value	1,972	9,334	3,169	47,186	61,661
Average yield(b)	1.67%	3.22%	3.46%	4.77%	4.37%
Other:(c)
Amortized cost	$6,671	$10,190	$6,025	$9,632	$32,518
Fair value	6,672	10,266	6,109	9,694	32,741
Average yield(b)	2.67%	3.15%	3.94%	3.03%	3.16%
Total available-for-sale securities:(d)
Amortized cost	$8,641	$19,640	$9,270	$57,270	$94,821
Fair value	8,644	19,600	9,278	56,880	94,402
Average yield(b)	2.44%	3.18%	3.77%	4.48%	3.95%

Total held-to-maturity securities:(d)
Amortized cost	$—	$—	$16	$94	$110
Fair value	—	—	16	101	117
Average yield(b)	—%	—%	6.96%	6.88%	6.89%

(a)
Securities with no stated maturity are included with securities with a contractual maturity of 10 years or more. Substantially all of JPMorgan Chase’s mortgaged-backed securities (“MBSs”) and collateralized mortgage obligations (“CMOs”) are due in 10 years or more based on contractual maturity. The estimated duration, which reflects anticipated future prepayments based on a consensus of dealers in the market, is approximately four years for MBSs and CMOs.

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
(d)
For the amortized cost of the above categories of securities at December 31, 2003, see Note 9 on page 98. At December 31, 2002, the amortized cost of U.S. government and federal agencies and other available-for-sale securities was $66,289 million and $16,663 million, respectively. At December 31, 2002, the amortized cost of U.S. government and federal agencies held-to-maturity securities was $431 million. There were no other held-to-maturity securities at December 31, 2002.

The U.S. government and certain of its agencies were the only issuers whose securities exceeded 10% of JPMorgan Chase’s total stockholders’ equity at December 31, 2004.
For a further discussion of JPMorgan Chase’s securities portfolios, see Note 9 on pages 98–100.

Loan portfolio

The table below presents loans based on customer type and collateral type compared to a line of business approach that is presented in Credit risk management on pages 59 and 66, and in Note 11 on page 101:

December 31, (in millions)	2004	2003	(a)	2002	(a)	2001	(a)	2000	(a)

U.S. loans:
Commercial and industrial	$76,890	$38,879		$49,205		$56,680		$64,031
Commercial real estate – commercial mortgage(b)	15,323	3,182		3,176		3,533		4,109
Commercial real estate – construction(b)	4,612	589		516		615		725
Financial institutions	12,664	4,622		3,770		5,608		7,342
Consumer	255,073	136,393		124,687		111,850		95,960

Total U.S. loans	364,562	183,665		181,354		178,286		172,167

Non-U.S. loans:
Commercial and industrial	27,293	24,618		31,446		33,530		37,002
Commercial real estate(b)	929	79		381		167		1,470
Financial institutions	6,494	5,671		2,438		3,570		3,976
Non-U.S. governments	2,778	705		616		1,161		805
Consumer	58	28		129		730		630

Total non-U.S. loans	37,552	31,101		35,010		39,158		43,883

Total loans(c)	$402,114	$214,766		$216,364		$217,444		$216,050

(a)	Heritage JPMorgan Chase only.
(b)	Represents loans secured by commercial real estate.
(c)	Loans are presented net of unearned income of $4.1 billion, $1.3 billion, $1.9 billion, $1.8 billion and $1.6 billion at December 31, 2004, 2003, 2002, 2001 and 2000, respectively.

Maturities and sensitivity to changes in interest rates
The table below shows, at December 31, 2004, commercial loan maturity and distribution between fixed and floating interest rates based upon the stated terms of the commercial loan agreements. The table does not include the impact of derivative instruments.

	Within		1-5	After 5
December 31, 2004 (in millions)	1 year	(a)	years	years	Total

U.S.:
Commercial and industrial	$32,087		$37,162	$7,641	$76,890
Commercial real estate	4,027		11,507	4,401	19,935
Financial institutions	6,966		4,871	827	12,664
Non-U.S.	19,904		10,678	6,912	37,494

Total commercial loans	$62,984		$64,218	$19,781	$146,983

Loans at fixed interest rates			29,745	10,107
Loans at variable interest rates			34,473	9,674

Total commercial loans			$64,218	$19,781

(a)	Includes demand loans and overdrafts.

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

For a further discussion of JPMorgan Chase’s cross-border exposure based on management’s view of this exposure, see Country exposure on page 65.

Cross-border outstandings exceeding 0.75% of total assets

						Net local	Total				Total
						country	direct				cross-border
(in millions)	At December 31,	Governments	Banks	Other	(b)	assets	exposure	(c)	Commitments	(d)	exposure

U.K.	2004	$1,531	$23,421	$42,357		$—	$67,309		$102,770		$170,079
	2003(a)	1,111	3,758	11,839		—	16,708		35,983		52,691
	2002(a)	1,386	7,821	12,191		—	21,398		20,416		41,814

Germany	2004	$28,114	$10,547	$9,759		$509	$48,929		$47,268		$96,197
	2003(a)	14,741	12,353	4,383		—	31,477		31,332		62,809
	2002(a)	21,705	10,213	4,789		—	36,707		20,405		57,112

France	2004	$3,315	$15,178	$11,790		$2,082	$32,365		$33,724		$66,089
	2003(a)	2,311	3,788	6,070		599	12,768		22,385		35,153
	2002(a)	5,212	6,461	3,136		984	15,793		14,902		30,695

Japan	2004	$25,349	$3,869	$5,765		$—	$34,983		$23,582		$58,565
	2003(a)	8,902	510	2,358		—	11,770		13,474		25,244
	2002(a)	7,990	1,534	1,443		—	10,967		10,290		21,257

Italy	2004	$12,431	$5,589	$6,911		$180	$25,111		$14,895		$40,006
	2003(a)	9,336	3,743	2,570		818	16,467		10,738		27,205
	2002(a)	7,340	3,604	2,489		488	13,921		6,001		19,922

Netherlands	2004	$1,563	$4,656	$13,302		$—	$19,521		$16,985		$36,506
	2003(a)	4,571	3,997	11,152		—	19,720		11,689		31,409
	2002(a)	4,030	2,907	8,724		—	15,661		7,744		23,405

Spain	2004	$4,224	$3,469	$4,503		$659	$12,855		$11,086		$23,941
	2003(a)	1,365	1,909	2,964		—	6,238		7,301		13,539
	2002(a)	2,293	1,501	1,987		659	6,440		5,613		12,053

Switzerland	2004	$327	$2,379	$3,000		$311	$6,017		$7,807		$13,824
	2003(a)	370	4,630	2,201		320	7,521		4,993		12,514
	2002(a)	463	1,684	3,129		700	5,976		3,375		9,351

Luxembourg	2004	$397	$3,897	$6,194		$—	$10,488		$1,721		$12,209
	2003(a)	774	718	8,336		—	9,828		1,007		10,835
	2002(a)	572	977	5,355		—	6,904		646		7,550

Belgium	2004	$2,899	$2,382	$2,568		$—	$7,849		$1,254		$9,103
	2003(a)	1,426	474	1,096		—	2,996		1,072		4,068
	2002(a)	640	761	1,283		—	2,684		1,975		4,659

(a)	Heritage JPMorgan Chase only.
(b)	Consists primarily of commercial and industrial.
(c)
Exposure includes loans and accrued interest receivable, interest-bearing deposits with banks, acceptances, resale agreements, other monetary assets, cross-border trading debt and equity instruments, mark-to-market exposure of foreign exchange and derivative contracts and local country assets, net of local country liabilities. The amounts associated with foreign exchange and derivative contracts are presented after taking into account the impact of legally enforceable master netting agreements.

(d)	Commitments include outstanding letters of credit, undrawn commitments to extend credit and credit derivatives.

JPMorgan Chase’s total cross-border exposure tends to fluctuate greatly, and the amount of exposure at year-end tends to be a function of timing rather than representing a consistent trend.

Risk elements

The following table sets forth nonperforming assets and contractually past-due assets at the dates indicated:

December 31, (in millions)	2004	2003	(a)	2002	(a)	2001	(a)	2000	(a)

Nonperforming assets

U.S. nonperforming loans:(b)
Commercial and industrial	$1,175	$1,060		$1,769		$1,186		$727
Commercial real estate	326	31		48		131		65
Financial institutions	1	1		258		33		29
Consumer	895	542		544		537		377

Total U.S. nonperforming loans	2,397	1,634		2,619		1,887		1,198
Non-U.S. nonperforming loans:(b)
Commercial and industrial	288	909		1,566		679		556
Commercial real estate	13	13		11		9		9
Financial institutions	43	25		36		23		13
Non-U.S. governments	—	—		—		11		35
Consumer	2	3		2		4		7

Total non-U.S. nonperforming loans	346	950		1,615		726		620

Total nonperforming loans	2,743	2,584		4,234		2,613		1,818

Derivative receivables	241	253		289		1,300		37
Other receivables	—	108		108		—		—
Assets acquired in loan satisfactions	247	216		190		124		68

Total nonperforming assets	$3,231	$3,161		$4,821		$4,037		$1,923

Contractually past-due assets(c)

U.S. loans:
Commercial and industrial	$34	$41		$57		$11		$95
Commercial real estate	—	—		—		19		3
Consumer	970	269		473		484		399

Total U.S. loans	1,004	310		530		514		497

Non-U.S. loans
Commercial and industrial	2	5		—		5		1
Consumer	—	—		—		2		2

Total non-U.S. loans	2	5		—		7		3

Total	$1,006	$315		$530		$521		$500

(a)	Heritage JPMorgan Chase only.
(b)
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

For a discussion of nonperforming loans and past-due loan accounting policies, see Credit risk management on pages 57-69, and Note 11 on pages 101-102.

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

Year ended December 31, (in millions)(a)	2004	2003	2002

U.S.:
Gross amount of interest that would have been recorded at the original rate	$124	$86	$167
Interest that was recognized in income	(8)	(5)	(24)

Negative impact - U.S.	116	81	143

Non-U.S.:
Gross amount of interest that would have been recorded at the original rate	36	58	102
Interest that was recognized in income	—	—	—

Negative impact - non-U.S.	36	58	102

Total negative impact on interest income	$152	$139	$245

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.

Summary of loan and lending-related commitments loss experience

The tables below summarize the changes in the allowance for loan losses and lending-related commitments, respectively, during the periods indicated. For a further discussion, see Allowance for credit losses on pages 68-69, and Note 12 on page 102-103.

Allowance for loan losses

Year ended December 31, (in millions)(a)	2004	2003	2002	2001	2000

Balance at beginning of year	$4,523	$5,350	$4,524	$3,665	$3,738
Addition resulting from the Merger, July 1, 2004	3,123	—	—	—	—
Provision for loan losses	2,883	1,579	4,039	3,185	1,377
U.S. charge-offs
Commercial and industrial	(483)	(668)	(967)	(852)	(293)
Commercial real estate	(17)	(2)	(5)	(7)	(3)
Financial institutions	(8)	(5)	(19)	(35)	(28)
Consumer	(3,079)	(1,646)	(2,070)	(1,485)	(1,067)

Total U.S. charge-offs	(3,587)	(2,321)	(3,061)	(2,379)	(1,391)

Non-U.S. charge-offs
Commercial and industrial	(211)	(470)	(955)	(192)	(208)
Financial institutions	(6)	(26)	(43)	(1)	(2)
Non-U.S. governments	—	—	—	(9)	(1)
Consumer	(1)	(1)	(1)	(1)	(32)

Total non-U.S. charge-offs	(218)	(497)	(999)	(203)	(243)

Total charge-offs	(3,805)	(2,818)	(4,060)	(2,582)	(1,634)

U.S. recoveries
Commercial and industrial	202	167	45	56	24
Commercial real estate	20	5	24	9	8
Financial institutions	8	5	1	12	2
Consumer	319	191	276	132	96

Total U.S. recoveries	549	368	346	209	130

Non-U.S. recoveries
Commercial and industrial	124	155	36	30	90
Financial institutions	32	23	1	7	10
Non-U.S. governments	—	—	1	—	1
Consumer	1	—	—	1	3

Total non-U.S. recoveries	157	178	38	38	104

Total recoveries	706	546	384	247	234

Net charge-offs	(3,099)	(2,272)	(3,676)	(2,335)	(1,400)
Charge to conform to FFIEC revised policy	—	—	—	—	(80)
Allowance related to purchased portfolios	—	—	460	—	29
Other(b)	(110)	(134)	3	9	1

Balance at year-end	$7,320	$4,523	$5,350	$4,524	$3,665

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.
(b)	Primary relates to the transfer of the allowance for accrued interest and fees on reported and securitized credit card loans in 2004 and 2003.

Allowance for lending-related commitments

Year ended December 31, (in millions)(a)	2004	2003	2002	2001	2000

Balance at beginning of year	$324	$363	$282	$283	$295
Addition resulting from the Merger, July 1, 2004	508	—	—	—	—
Provision for lending-related commitments	(339)	(39)	292	(3)	3
U.S. charge-offs – commercial and industrial	—	—	(212)	—	—
Non-U.S. charge-offs – commercial and industrial	—	—	—	—	(15)

Total charge-offs	—	—	(212)	—	(15)

Non-U.S. recoveries – commercial and industrial	—	—	—	3	—

Total recoveries	—	—	—	3	—

Net charge-offs	—	—	(212)	3	(15)
Other	(1)	—	1	(1)	—

Balance at year-end	$492	$324	$363	$282	$283

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.

Loan loss analysis
Year ended December 31, (in millions, except ratios)(a)	2004	2003	2002	2001	2000

Balances
Loans – average	$308,450	$220,692	$211,432	$219,843	$209,488
Loans – year-end	402,114	214,766	216,364	217,444	216,050
Net charge-offs(b)	3,099	2,272	3,676	2,335	1,480	(c)
Allowance for loan losses:
U.S.	6,617	3,677	4,122	3,743	3,006
Non-U.S.	703	846	1,228	781	659

Total allowance for loan losses	7,320	4,523	5,350	4,524	3,665

Nonperforming loans	2,743	2,584	4,234	2,613	1,818
Ratios
Net charge-offs to:
Loans – average(d)	1.08%	1.19%	1.90%	1.13%	0.73%
Allowance for loan losses	42.34	50.23	68.71	51.61	40.38
Allowance for loan losses to:
Loans – year-end(d)	1.94	2.33	2.80	2.25	1.77
Nonperforming loans(d)	268	180	128	181	202

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.
(b)
Excludes net charge-offs (recoveries) on lending-related commitments of $212 million, $(3) million and $15 million in 2002, 2001 and 2000, respectively. There were no net charge-offs (recoveries) on lending-related commitments in 2004 or 2003.

(c)	Includes a charge of $80 million to conform to FFIEC revised policy.
(d)	Excludes loans held for sale.

Deposits

The following table provides a summary of the average balances and average interest rates of JPMorgan Chase’s various deposits for the years indicated:

	Average balances(a)			Average interest rates(a)
(in millions, except interest rates)	2004	2003	2002	2004	2003	2002

U.S.:
Noninterest-bearing demand	$31,733	$22,289	$23,506	—%	—%	—%
Interest-bearing demand	11,040	4,859	4,192	1.31	1.22	1.02
Savings	176,850	104,863	84,215	0.79	0.75	0.26
Time	73,757	55,911	57,929	1.54	1.51	3.71

Total U.S. deposits	293,380	187,922	169,842	0.91	0.90	1.42

Non-U.S.:
Noninterest-bearing demand	6,479	6,561	7,395	—	—	—
Interest-bearing demand	56,870	66,460	56,331	1.62	1.63	2.34
Savings	746	607	1,008	0.11	0.15	0.56
Time	53,539	43,735	52,840	1.88	1.90	2.87

Total non-U.S. deposits(b)	117,634	117,363	117,574	1.64	1.63	2.42

Total deposits	$411,014	$305,285	$287,416	1.12%	1.18%	1.83%

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.
(b)	The majority of non-U.S. deposits were in denominations of $100,000 or more.

At December 31, 2004, other U.S. time deposits in denominations of $100,000 or more totaled $52 billion, substantially all of which mature in three months or less. In addition, the table below presents the maturities for U.S. time certificates of deposit in denominations of $100,000 or more:

	3 months	Over 3 months	Over 6 months	Over
By remaining maturity at December 31, 2004 (in millions)	or less	but within 6 months	but within 12 months	12 months	Total

U.S. time certificates of deposit ($100,000 or more)	$ 8,980	$ 2,932	$ 2,345	$ 3,817	$ 18,074

Short-term and other borrowed funds

The following table provides a summary of JPMorgan Chase’s short-term and other borrowed funds for the years indicated:

(in millions, except rates)	2004(a)	2003(a)	2002(a)

Federal funds purchased and securities sold under repurchase agreements:
Balance at year-end	$127,787	$113,466	$169,483
Average daily balance during the year	155,665	161,020	168,428
Maximum month-end balance	168,257	205,955	198,110
Weighted-average rate at December 31	2.13%	1.17%	1.45%
Weighted-average rate during the year	1.48	1.37	1.97

Commercial paper:
Balance at year-end	$12,605	$14,284	$16,591
Average daily balance during the year	12,699	13,387	16,134
Maximum month-end balance	15,300	15,769	23,726
Weighted-average rate at December 31	2.56%	0.98%	1.36%
Weighted-average rate during the year	1.38	1.13	1.74

Other borrowed funds:(b)
Balance at year-end	$96,981	$87,147	$75,810
Average daily balance during the year	83,721	69,703	69,393
Maximum month-end balance	99,689	95,690	92,439
Weighted-average rate at December 31	3.81%	4.47%	5.39%
Weighted-average rate during the year	4.56	5.05	4.96

FIN 46 short-term beneficial interests:(c)(d)

Commercial paper:
Balance at year-end	$38,519	$6,321	NA
Average daily balance during the year	19,472	6,185	NA
Maximum month-end balance	38,519	12,007	NA
Weighted-average rate at December 31	2.23%	0.88%	NA
Weighted-average rate during the year	1.80	1.11	NA

Other borrowed funds:
Balance at year-end	$3,149	$3,545	NA
Average daily balance during the year	3,219	2,048	NA
Maximum month-end balance	3,447	3,545	NA
Weighted-average rate at December 31	1.93%	2.26%	NA
Weighted-average rate during the year	1.10	0.83	NA

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All other periods reflect the results of heritage JPMorgan Chase only.
(b)	Includes securities sold but not yet purchased.
(c)
Included on the Consolidated balance sheets in Beneficial interests issued by consolidated variable interest entities. VIEs had unused commitments to borrow an additional $4.2 billion at December 31, 2004 for general liquidity purposes.

(d)	Not applicable for years prior to 2003 since the Firm adopted FIN 46 during 2003.

Federal funds purchased represents overnight funds. Securities sold under repurchase agreements generally mature between one day and three months. Commercial paper generally is issued in amounts not less than $100,000 and with maturities of 270 days or less. Other borrowed funds consist of demand notes, term federal funds purchased and various other borrowings that generally have maturities of one year or less. At December 31, 2004, JPMorgan Chase had no lines of credit for general corporate purposes.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

JPMorgan Chase & Co.
(Registrant)

By:	/s/ WILLIAM B. HARRISON, JR.

(William B. Harrison, Jr.
Chairman and Chief Executive Officer)

Date: March 1, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the date indicated. JPMorgan Chase does not exercise the power of attorney to sign on behalf of any Director.

	Capacity	Date

/s/ WILLIAM B. HARRISON, JR.	Director, Chairman and Chief Executive Officer

(William B. Harrison, Jr.)	(Principal Executive Officer)

/s/ JAMES DIMON	Director, President and Chief Operating Officer

(James Dimon)

/s/ HANS W. BECHERER	Director

(Hans W. Becherer)

/s/ JOHN H. BIGGS	Director

(John H. Biggs)		March 1, 2005

/s/ LAWRENCE A. BOSSIDY	Director

(Lawrence A. Bossidy)

/s/ STEPHEN B. BURKE	Director

(Stephen B. Burke)

/s/ JAMES S. CROWN	Director

(James S. Crown)

/s/ ELLEN V. FUTTER	Director

(Ellen V. Futter)

	Capacity	Date

/s/ WILLIAM H. GRAY, III	Director

(William H. Gray, III)

/s/ LABAN P. JACKSON, JR.	Director

(Laban P. Jackson, Jr.)

/s/ JOHN W. KESSLER	Director

(John W. Kessler)

/s/ ROBERT I. LIPP	Director

(Robert I. Lipp)

/s/ RICHARD A. MANOOGIAN	Director

(Richard A. Manoogian)		March 1, 2005

/s/ DAVID C. NOVAK	Director

(David C. Novak)

/s/ LEE R. RAYMOND	Director

(Lee R. Raymond)

/s/ JOHN R. STAFFORD	Director

(John R. Stafford)

/s/ MICHAEL J. CAVANAGH	Executive Vice President

(Michael J. Cavanagh)	and Chief Financial Officer
(Principal Financial Officer)

/s/ JOSEPH L. SCLAFANI	Executive Vice President and Controller

(Joseph L. Sclafani)	(Principal Accounting Officer)