Form 10-Q
period 2005-03-31
J P MORGAN CHASE & CO
filed 2005-05-05
CIK 19617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005	Commission file number 1-5805

JPMORGAN CHASE & CO.
(Exact name of registrant as specified in its charter)

Delaware	13-2624428
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

270 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

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

Yes [X] No [   ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [   ]

Common Stock, $1 Par Value	3,518,702,996

Number of shares outstanding of each of the issuer’s classes of common stock on April 30, 2005.

FORM 10-Q

TABLE OF CONTENTS

		Page

Part I – Financial information

Item 1	Consolidated Financial Statements – JPMorgan Chase & Co.:

	Consolidated statements of income (unaudited) for the three months ended March 31, 2005, and March 31, 2004	55

	Consolidated balance sheets (unaudited) at March 31, 2005, and December 31, 2004	56

	Consolidated statements of changes in stockholders’ equity (unaudited) for the three months ended March 31, 2005, and March 31, 2004	57

	Consolidated statements of cash flows (unaudited) for the three months ended March 31, 2005, and March 31, 2004	58

	Notes to consolidated financial statements (unaudited)	59

	Consolidated average balance sheet, interest and rates for the three months ended March 31, 2005, and March 31, 2004	76

	Glossary of Terms and Line of Business Metrics	77

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	Consolidated Financial Highlights	3

	Introduction	4

	Executive Overview	6

	Consolidated Results of Operations	8

	Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures	10

	Business Segment Results	13

	Balance Sheet Analysis	34

	Capital Management	35

	Off-Balance Sheet Arrangements and Contractual Cash Obligations	38

	Risk Management	39

	Supervision and Regulation	52

	Critical Accounting Estimates Used by the Firm	52

	Accounting and Reporting Developments	53

Item 3	Quantitative and Qualitative Disclosures About Market Risk	81

Item 4	Controls and Procedures	81

Part II – Other information

Item 1	Legal Proceedings	81

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	82

Item 3	Defaults Upon Senior Securities	82

Item 4	Submission of Matters to a Vote of Security Holders	82

Item 5	Other Information	82

Item 6	Exhibits	82

JPMORGAN CHASE & CO.
CONSOLIDATED FINANCIAL HIGHLIGHTS

(in millions, except per share, ratio and headcount data)				Heritage JPMC only
As of or for the period ended	1Q 2005 (a)	4Q 2004 (a)	3Q 2004 (a)	2Q 2004	1Q 2004

Selected income statement data
Net interest income	$5,225	$5,329	$5,452	$2,994	$2,986
Noninterest revenue	8,422	7,621	7,053	5,637	6,025

Total net revenue	13,647	12,950	12,505	8,631	9,011
Provision for credit losses	427	1,157	1,169	203	15
Noninterest expense before Merger costs and Litigation reserve charge	8,892	8,863	8,625	5,713	6,093
Merger costs	145	523	752	90	—
Litigation reserve charge	900	—	—	3,700	—

Total noninterest expense	9,937	9,386	9,377	9,503	6,093

Income (loss) before income tax expense (benefit)	3,283	2,407	1,959	(1,075)	2,903
Income tax expense (benefit)	1,019	741	541	(527)	973

Net income (loss)	$2,264	$1,666	$1,418	$(548)	$1,930
Per common share
Net income (loss) per share:
Basic	$0.64	$0.47	$0.40	$(0.27)	$0.94
Diluted	0.63	0.46	0.39	(0.27)	0.92
Cash dividends declared per share	0.34	0.34	0.34	0.34	0.34
Book value per share	29.78	29.61	29.42	21.52	22.62
Common shares outstanding (average)
Basic	3,518	3,515	3,514	2,043	2,032
Diluted	3,570	3,602	3,592	2,043	2,093
Common shares at period-end	3,525	3,556	3,564	2,088	2,082
Selected ratios
Return on common equity (“ROE”)(b)	9%	6%	5%	NM	17%
Return on assets (“ROA”)(b)(c)	0.79	0.57	0.50	NM	1.01
Tier 1 capital ratio	8.6	8.7	8.6	8.2%	8.4
Total capital ratio	11.9	12.2	12.0	11.2	11.4
Tier 1 leverage ratio	6.3	6.2	6.5	5.5	5.9
Selected balance sheet data (period-end)
Total assets	$1,178,305	$1,157,248	$1,138,469	$817,763	$801,078
Securities	75,251	94,512	92,816	64,915	70,747
Total loans	402,669	402,114	393,701	225,938	217,630
Deposits	531,379	521,456	496,454	346,539	336,886
Long-term debt	99,329	95,422	91,754	52,981	50,062
Common stockholders’ equity	105,001	105,314	104,844	44,932	47,092
Total stockholders’ equity	105,340	105,653	105,853	45,941	48,101
Credit quality metrics
Allowance for credit losses	$7,423	$7,812	$8,034	$4,227	$4,417
Nonperforming assets	2,949	3,231	3,637	2,482	2,882
Allowance for loan losses to total loans(d)	1.83%	1.94%	2.01%	1.92%	2.08%
Net charge-offs	$816	$1,398	$865	$392	$444
Net charge-off rate(b)(e)	0.88%	1.47%	0.93%	0.77%	0.92%
Wholesale net charge-off rate(b)(e)	(0.03)	0.21	(0.08)	0.29	0.50
Managed Card net charge-off rate(b)	4.83	5.24	4.88	5.85	5.81
Headcount	164,381	160,968	162,275	94,615	96,010
Share price(f)
High	$39.69	$40.45	$40.25	$42.57	$43.84
Low	34.32	36.32	35.50	34.62	36.30
Close	34.60	39.01	39.73	38.77	41.95

(a)	Quarterly results include three months of the combined Firm’s results.
(b)	Based on annualized amounts.
(c)	Represents Net income divided by Total average assets.
(d)	Excluded from this ratio were loans held for sale.
(e)	Excluded from this ratio were average loans held for sale.
(f)
JPMorgan Chase’s common stock is listed and traded on the New York Stock Exchange, the London Stock Exchange Limited and the Tokyo Stock Exchange. The high, low and closing prices of JPMorgan Chase’s common stock are from The New York Stock Exchange Composite Transaction Tape.

NM – Not meaningful due to net loss.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of this Form 10–Q provides management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of JPMorgan Chase. See the Glossary of terms on pages 77–78 for a definition of terms used throughout this Form 10–Q. The MD&A included in this Form 10–Q contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. Factors that could cause JPMorgan Chase’s results to differ materially from those described in the forward-looking statements can be found in the JPMorgan Chase 2004 Annual Report on Form 10–K for the year ended December 31, 2004, filed with the Securities and Exchange Commission and available at the Securities and Exchange Commission’s Internet site (http://www.sec.gov).

INTRODUCTION
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States, with $1.2 trillion in assets, $105 billion in stockholders’ equity and operations in more than 50 countries. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing, investment management, private banking and private equity. JPMorgan Chase serves more than 90 million customers, including consumers nationwide and many of the world’s most prominent wholesale clients.

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

The headquarters for JPMorgan Chase is in New York City. The retail banking business, which includes the consumer banking, small business banking and consumer lending activities (with the exception of credit card), is headquartered in Chicago. Chicago also serves as the headquarters for the commercial banking business.

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

Investment Bank
JPMorgan Chase is one of the world’s leading investment banks, as evidenced by the breadth of its client relationships and product capabilities. The Investment Bank (“IB”) has extensive relationships with corporations, financial institutions, governments and institutional investors worldwide. The Firm provides a full range of investment banking products and services in all major capital markets, including advising on corporate strategy and structure, capital raising in equity and debt markets, sophisticated risk management, and market-making in cash securities and derivative instruments. The IB also commits the Firm’s own capital to proprietary investing and trading activities.

Retail Financial Services
Retail Financial Services (“RFS”) includes Home Finance, Consumer & Small Business Banking, Auto & Education Finance and Insurance. Through this group of businesses, the Firm provides consumers and small businesses with a broad range of financial products and services including deposits, investments, loans and insurance. Home Finance is a leading provider of consumer real estate loan products and is one of the largest originators and servicers of home mortgages. Consumer & Small Business Banking offers one of the largest branch networks in the United States, covering 17 states with 2,517 branches and 6,687 automated teller machines. Auto & Education Finance is the largest bank originator of automobile loans as well as a top provider of loans for college students. Through its Insurance operations, the Firm sells and underwrites an extensive range of financial protection products and investment alternatives, including life insurance, annuities and debt protection products.

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

Commercial Banking
Commercial Banking (“CB”) serves more than 25,000 corporations, municipalities, financial institutions and not-for-profit entities, with annual revenues generally ranging from $10 million to $2 billion. A local market presence and a strong customer service model, coupled with a focus on risk management, provide a solid infrastructure for CB to provide the Firm’s complete product set – lending, treasury services, investment banking and investment management – to both corporate clients and their executives. CB’s clients benefit greatly from the Firm’s extensive branch network and often use the Firm exclusively to meet their financial services needs.

Treasury & Securities Services
Treasury & Securities Services (“TSS”) is a global leader in providing transaction, investment and information services to support the needs of corporations, issuers and institutional investors worldwide. TSS is the largest cash management provider in the world and the leading global custodian. The Treasury Services (“TS”) business provides clients with a broad range of capabilities, including U.S. dollar and multi-currency clearing, ACH, trade, and short-term liquidity and working capital tools. The Investor Services (“IS”) business provides a wide range of capabilities, including custody, funds services, securities lending, and performance measurement and execution products. The Institutional Trust Services (“ITS”) business provides trustee, depository and administrative services for debt and equity issuers. Treasury Services partners with the Commercial Banking, Consumer & Small Business Banking and Asset & Wealth Management segments to serve clients firmwide. As a result, certain Treasury Services revenues are included in other segments’ results. On April 18, 2005, TSS announced that it combined its investor and issuer services capabilities under the name Worldwide Securities Services. The integrated franchise brought together the former Investor Services and Institutional Trust Services businesses, and will provide custody and investor services as well as securities clearance and trust services to clients globally.

Asset & Wealth Management
Asset & Wealth Management (“AWM”) provides investment management to retail and institutional investors, financial intermediaries and high-net-worth families and individuals globally. For retail investors, AWM provides investment management products and services, including a global mutual fund franchise, retirement plan administration and brokerage services. AWM delivers investment management to institutional investors across all asset classes. The Private Bank and Private Client Services businesses provide integrated wealth management services to ultra-high-net-worth and high-net-worth clients, respectively.

MERGER WITH BANK ONE CORPORATION
Bank One Corporation’s (“Bank One”) results of operations were included in the Firm’s results beginning July 1, 2004. Therefore, results of operations for the three months ended March 31, 2005, reflect three months of operations of the combined Firm, while the results of operations for the three months ended March 31, 2004, reflect the operations of heritage JPMorgan Chase only.

Management expects that, as a result of the Merger, cost savings of approximately $3.0 billion (pre-tax) will be achieved by the end of 2007; approximately two-thirds of the savings are anticipated to be realized by the end of 2005. During the first quarter of 2005, approximately $380 million of merger savings were realized, which is an annualized run rate of $1.5 billion. Management currently expects one-time merger costs to combine the operations of JPMorgan Chase and Bank One to range from approximately $4.0 billion to $4.5 billion (pre-tax). Of these costs, approximately $1.0 billion, specifically related to Bank One, were accounted for as purchase accounting adjustments and were recorded as an increase to goodwill in 2004. Of the approximately $3.0 billion to $3.5 billion in remaining Merger-related costs, $145 million (pre-tax) were incurred during the first quarter of 2005, and $1.4 billion (pre-tax) were incurred in 2004; these costs have been charged to income. Additional merger costs of approximately $1.3 billion (pre-tax) are expected to be incurred in 2005, and the remaining costs are expected to be incurred in 2006. These estimated Merger-related charges will result from actions taken with respect to both JPMorgan Chase’s and Bank One’s operations, facilities and employees. The charges will be recorded based on the nature and timing of these integration actions.

OTHER BUSINESS EVENTS

Cazenove
On February 28, 2005, JPMorgan Chase and Cazenove Group plc (“Cazenove”) formed a joint venture partnership which combined Cazenove’s investment banking business and JPMorgan Chase’s United Kingdom-based investment banking business in order to provide investment banking services in the United Kingdom and Ireland. The new company is called JPMorgan Cazenove Holdings.

JPMorgan Partners
On March 1, 2005, the Firm announced that the management team of JPMorgan Partners, LLC, a private equity unit of the Firm, will become independent when it completes the investment of the current $6.5 billion Global Fund, which it advises. The independent management team intends to raise a new fund as a successor to the Global Fund. JPMorgan Chase has committed to invest 24.9% of the limited partnership interests, up to $1 billion, in the new fund.

WorldCom litigation settlement
On March 17, 2005, JPMorgan Chase settled, for $2.0 billion (pre-tax), the WorldCom, Inc. class action litigation. In connection with the settlement, JPMorgan Chase increased its Litigation reserve by $900 million (pre-tax).

Vastera
On April 1, 2005, JPMorgan Chase acquired Vastera, a provider of global trade management solutions, for approximately $129 million. Vastera’s business was combined with the Logistics and Trade Services businesses of TSS’s Treasury Services unit. Vastera automates trade management processes associated with the physical movement of goods internationally; the acquisition enables Treasury Services to offer management of information and processes in support of physical goods movement, together with financial settlement.

EXECUTIVE OVERVIEW
This overview of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Form 10–Q. For a more complete understanding of events, trends, uncertainties, liquidity, capital resources and critical accounting estimates affecting the Firm and its various lines of business, this Form 10–Q should be read in its entirety.

Business overview
The Firm reported net income for the first quarter of 2005 of $2.3 billion, or $0.63 per share, compared with $1.9 billion, or $0.92 per share, in the first quarter of 2004. Return on common equity for the quarter was 9%. Results included $648 million of after-tax charges, or $0.18 per share, which included a litigation reserve charge of $558 million and Merger costs of $90 million. Excluding these charges, operating earnings were $2.9 billion, or $0.81 per share, and return on common equity was 11%. Operating earnings represent business results without merger-related costs and the litigation reserve charge.

In the first quarter of 2005, both the global and U.S. economies continued to expand although the pace of growth slowed later in the quarter. The U.S. economy experienced a continued rise in short-term interest rates, driven by two quarter-point increases in the federal funds rate, from 2.25% to 2.75%. This led to continued yield curve flattening, as long-term interest rates were relatively stable. Equity markets, both domestic and international, enjoyed positive returns versus the prior-quarter and prior-year. However, equity markets did weaken noticeably late in the quarter. The U.S. consumer sector showed positive trends during the first quarter, but spending growth appeared to be moderating following strong gains in the second half of 2004. New hiring and income gains offset higher energy prices.

On an operating basis, net income in each of the Firm’s business segments, in comparison to 2004, was affected significantly by the Merger. The following discussion highlights factors, other than the Merger, that affected operating results.

Investment Banking revenues benefited from increased investment banking fees, with strength in debt underwriting, advisory and equity underwriting. Offsetting this improved performance were lower net interest income and slightly lower trading revenues, compared to record results in the prior year. The reduction in the allowance for credit losses was primarily related to the improved quality of the loan portfolio, resulting from turnover in the mix of the loan portfolio towards higher-rated clients and from net recoveries. Higher expenses were related to performance-based compensation accruals.

Retail Financial Services revenues benefited from higher net interest income due to wider deposit spreads, growth in deposit balances and growth in retained home equity loan balances, partially offset by several loan portfolio sales. Revenues also benefited from improved MSR asset risk management results and secondary marketing activities in Home Finance. Partially offsetting these benefits was a decrease in revenue due to lower prime mortgage originations and a write-down related to the transfer of auto loans to held-for-sale. The provision for credit losses benefited from improving credit quality in all portfolios and reductions in the allowance for credit losses reflecting the sale of recreational vehicle loans and the transfer of auto loans to held-for-sale. Expenses decreased due to merger-related savings and ongoing efficiency improvements, partially offset by continued expansion of the retail distribution network and a charge related to the dissolution of a student loan joint venture.

Card Services revenue benefited from higher loan balances, which resulted in higher net interest income. Additionally, higher customer charge volume generated increased interchange income. Partially offsetting these revenue improvements were volume-driven increases in payments to partners and higher reward payments. The provision for credit losses benefited from lower net charge-offs reflecting lower bankruptcies and delinquencies, partially offset by additions to the allowance for loan losses related to growth in on-balance sheet loans. Expenses benefited from lower compensation and processing costs, which were partially offset by increased marketing spend.

Commercial Banking revenues benefited from wider spreads on increased liability balances. These benefits were partially offset by lower fees in lieu of compensating balances and lower gains on the sale of assets acquired in the satisfaction of debt. Credit quality remained strong, allowing the provision for credit losses to be a slight net benefit. Expenses increased due to higher Treasury Services product-unit costs.

Treasury & Securities Services revenues benefited from wider spreads on increased liability balances, growth in assets under custody and broad-based growth in product revenues. These benefits were partially offset by lower service charges on deposits. Expenses increased due to compensation and technology-related costs, but were partially offset by higher product-unit costs charged to other lines of business.

Asset & Wealth Management revenues were positively affected by the acquisition of a majority interest in Highbridge Capital Management, net asset inflows, global equity market appreciation and deposit growth. Provision for credit losses improved due to lower charge-offs, and expenses increased due to Highbridge and higher performance-based compensation.

Performance in the Corporate segment was negatively affected by securities losses related to the repositioning of the investment securities portfolio. Private Equity results were strong and included two large gains.

The Firm’s balance sheet remains strong, with total stockholders’ equity of $105 billion and a Tier 1 capital ratio at March 31, 2005 of 8.6%. The Firm repurchased $1.3 billion, or 36 million shares, of common stock during the quarter.

Business outlook
The Investment Bank entered 2005 with a strong pipeline for advisory and underwriting business and, at March 31, 2005, the pipeline remained at these levels. In addition, the Investment Bank continues to focus on growing its client-driven trading business, although overall trading revenues are difficult to predict and can be volatile from period to period. Trading revenues have historically been seasonally stronger in the first quarter, and trading conditions have been less favorable in April. Compared with 2004, the Investment Bank expects a reduction in credit portfolio revenues, as both net interest income on loans and gains from workouts are likely to decrease.

Card Services expects to maintain a relatively stable net interest margin with loan repricing opportunities offset by higher funding costs. Marketing spend is also expected to increase from the first quarter level. Within Retail Financial Services, net interest income will be negatively affected by recent loan portfolio sales. Home Finance will continue to be affected by the market-driven decline in mortgage originations and the volatility of MSR risk management revenues. Consumer & Small Business Banking expects continued growth in core deposits and associated revenue, partially offset by ongoing investments in the branch distribution network. New branch openings are expected to accelerate during the remainder of the year.

The revenue outlook for the Private Equity business is directly related to the strength of equity market conditions. Given the large gains in the first quarter, it is expected that the level of quarterly gains for the remainder of the year will be in the range of $150 million to $200 million, although results can be volatile from quarter to quarter.

It is expected that, over time, the provision for credit losses will return to a more normal level for the wholesale businesses. The consumer provision for credit losses should reflect generally stable credit quality, increased balances and the lack of allowance reductions related to portfolio sales. The Firm plans to begin implementing new minimum-payment rules in the Card Services business during the third quarter of 2005 that will result in higher required payments from some customers. It is anticipated that this may increase delinquency and net charge-off rates in 2006. The magnitude of the impact is currently being assessed. The Firm expects the level of bankruptcy filings to accelerate prior to the October effective date of the bankruptcy legislation signed into law on April 20, 2005. Bankruptcy filings subsequent to the October effective date are expected to normalize.

Expenses in the first quarter, excluding performance-based compensation, were down because merger-related saves and other efficiencies more than offset incremental spending and increased expenses related to acquisitions. Expenses, excluding performance-based compensation, are expected to increase in the second quarter over the first quarter by approximately $200 million to $250 million. This increase is expected to include $200 million to $250 million of incremental spending related to technology, marketing and distribution network expansion and $70 million of acquisition-related expenses, partially offset by $60 million of incremental merger saves. For the full year, expenses, excluding performance-based compensation, are expected to be essentially flat to 2004, as increases related to acquisitions and incremental spending are expected to be offset by incremental merger saves.

CONSOLIDATED RESULTS OF OPERATIONS

The following section provides a discussion of JPMorgan Chase’s consolidated results of operations on a reported basis. Factors that are primarily related to a single business segment are discussed in more detail within that business segment. For a discussion of the Critical accounting estimates used by the Firm that affect the Consolidated results of operations, see pages 52–53 of this Form 10–Q, and pages 77–79 of the JPMorgan Chase 2004 Annual Report.

The following table presents the components of Total net revenue:

Three months ended March 31,(a) (in millions)	2005	2004	Change

Investment banking fees	$993	$692	43%
Trading revenue	1,859	1,720	8
Lending & deposit related fees	820	414	98
Asset management, administration and commissions	2,455	1,771	39
Securities/private equity gains (losses)	(45)	432	NM
Mortgage fees and related income	405	259	56
Credit card income	1,734	605	187
Other income	201	132	52

Noninterest revenue	8,422	6,025	40
Net interest income	5,225	2,986	75

Total net revenue	$13,647	$9,011	51%

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

Total net revenues, at $13.6 billion, rose by $4.6 billion, or 51%, primarily due to the Merger, which affected most revenue categories. Additional factors that contributed to the revenue growth were significantly higher Investment banking fees, reflecting continued strong levels of advisory and underwriting activities with particular strength in Europe; higher Asset management, administration and commissions, which benefited from an increase in the value of assets under management, supervision and custody, the result of global equity market appreciation, net asset inflows and an acquisition; private equity gains, driven by two large transactions; and consumer-related revenues stemming from stronger demand for credit products, higher credit card charge volume and growth in deposit levels. Partially offsetting these increases were securities losses on Treasury’s investment portfolio, the result of repositioning the investment portfolio; and, in RFS, lower prime mortgage originations and write-downs of auto loans that were transferred to the held-for-sale portfolio. The discussion that follows highlights factors other than the Merger that affected the comparison of the results of the three months ended March 31, 2005 and 2004.

The increase in Investment banking fees reflected continued strong levels of debt underwriting, advisory and equity underwriting. Investment banking fees from European deals more than doubled from last year. Higher Trading revenue was driven by strong client activity and portfolio management performance in the credit and interest rate markets across most major asset classes, partially offset by lower equity revenue from lower portfolio management results. For a further discussion of Investment banking fees and Trading revenue, which are primarily recorded in the IB, see the IB segment results on pages 14–16 of this Form 10–Q.

Lending & deposit related fees rose due to the Merger, but the increase was partially offset by lower fees in lieu of compensating balances as a result of rising interest rates. Throughout 2004 and the first quarter of 2005, deposit balances grew. For a further discussion on deposits, see page 35 of this Form 10-Q.

The increase in Asset management, administration and commissions was attributable to global equity market appreciation, net asset inflows and growth in custody, securities lending and trust products, including collateralized debt obligation (“CDO”) administration. In addition, asset management and administration fees rose as a result of the acquisition of a majority interest in Highbridge Capital Management in the fourth quarter of 2004. For additional information on these fees and commissions, see the segment discussions for AWM on pages 29–32, TSS on pages 27–29 and RFS on pages 17–23 of this Form 10–Q.

Securities/private equity gains (losses) were affected by securities losses of $822 million, primarily related to Treasury’s repositioning of the investment portfolio to manage exposure to rising interest rates and Private equity gains of $777 million. The increase in Private equity gains of $471 million from the prior year was primarily due to two large transactions. For a further discussion of Securities/private equity gains (losses) , which are primarily recorded in the Firm’s Treasury and Private Equity businesses, see the Corporate segment discussion on pages 32–34 of this Form 10–Q.

The increase in Mortgage fees and related income reflected an increase in risk management results related to the mortgage servicing rights (“MSRs”) asset and secondary marketing activities. These increases were offset in part by a reduction in revenue related to lower prime mortgage originations. Mortgage fees and related income excludes the impact of NII and AFS securities gains related to home mortgage activities. For a discussion of Mortgage fees and related income, which is primarily recorded in RFS’s Home Finance business, see the Home Finance discussion on pages 18–20 of this Form 10–Q.

Credit card income increased due to higher charge volume, which resulted in increased interchange income, partially offset by higher volume-driven payments to partners and rewards expense. For a further discussion of Credit card income, see CS’s segment results on pages 23–25 of this Form 10-Q.

The increase in Other income reflected higher net results from corporate and bank-owned life insurance policies, higher gains on sales of securities from loan workouts, and a gain on the sale of RFS’s recreational vehicle loan portfolio. These gains were offset in part by write-downs related to auto loans that were transferred to the held-for-sale portfolio in RFS.

Net interest income was also favorably affected by growth in consumer and wholesale deposit balances and spreads; higher consumer loans outstanding; the acquisition of a private-label portfolio in CS; and a $40 million charge taken in the first quarter of 2004 related to auto lease residuals. These increases were partially offset by lower wholesale loan balances and spreads, and the absence of the $4 billion manufactured home loan portfolio that was sold in late 2004. The Firm’s total average interest-earning assets for the three months ended March 31, 2005, were $898 billion, up 49% from March 31, 2004, primarily as a result of the Merger. The net interest yield on these assets, on a fully taxable-equivalent basis, was 2.39%, an increase of 38 basis points from the prior year.

Provision for credit losses
The Provision for credit losses of $427 million was up $412 million compared with the prior year. The increase was the result of the Merger and growth in consumer loan balances in RFS and CS. These increases were partially offset by reductions in the allowance reflecting improved credit quality in the wholesale and RFS loan portfolios, and lower loan balances as a result of the sale of the recreational vehicle loan portfolio and the transfer of auto loans to the held-for-sale portfolio. For further information about the Provision for credit losses and the Firm’s management of credit risk, see the Credit risk management discussion on pages 41–49 of this Form 10–Q.

Noninterest expense
The following table presents the components of Noninterest expense:

Three months ended March 31,(a) (in millions)	2005	2004	Change

Compensation expense	$4,702	$3,302	42%
Occupancy expense	525	431	22
Technology and communications expense	920	819	12
Professional & outside services	1,074	816	32
Marketing	483	199	143
Other expense	805	447	80
Amortization of intangibles	383	79	385

Total noninterest expense before merger costs and litigation reserve charge	8,892	6,093	46
Merger costs	145	—	NM
Litigation reserve charge	900	—	NM

Total noninterest expense	$9,937	$6,093	63%

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

Total Noninterest expense was $9.9 billion for the three months ended March 31, 2005, up $3.8 billion, or 63%, primarily due to the Merger. Excluding $145 million of Merger costs, and the $900 million Litigation reserve charge, Noninterest expense would have been $8.9 billion, up 46%. In addition to the Merger and litigation charges, expenses increased due to higher performance-based incentives and investments in employees and technology to support the businesses, including acquisitions. These were partially offset by ongoing efficiency improvements and merger-related savings. Each category of Noninterest expense was affected by the Merger. The discussion that follows highlights factors other than the Merger that affected the comparison of the results of the three months ended March 31, 2005 and 2004.

Compensation expense rose partially as a result of higher performance-related incentive accruals. The Firm added to its headcount as a result of insourcing its global technology infrastructure (effective December 31, 2004, JPMorgan Chase terminated its outsourcing agreement with IBM), and as a result of several acquisitions, including Highbridge. These increases were partially offset by ongoing efficiency improvements, merger-related savings throughout the Firm and a reduction in pension costs. The decline in pension costs was primarily attributable to the increase in the expected return on plan assets from a discretionary $1.1 billion contribution to the Firm’s defined benefit pension plan in April 2004, as well as changes in actuarial assumptions for 2005. For a detailed discussion of pension and other postretirement benefit costs, see Note 5 on page 61 of this Form 10-Q.

The Merger-related increase in Technology and communications expense was partially offset by lower costs associated with insourcing the global technology infrastructure support.

Professional & outside services rose, reflecting the costs of improving the Firm’s systems and technology, the termination of the aforementioned IBM outsourcing agreement and increased business growth. These expense increases were partially offset by the benefits of expense management initiatives.

Marketing expense increased due to the costs of acquiring new credit card and retail banking accounts, and of launching the new Chase brand.

Other expense was higher, reflecting a $40 million charge related to the dissolution of a student loan joint venture, and incremental expenses associated with several acquisitions, including Highbridge. These increases were partially offset by merger-related savings.

For a discussion of Amortization of intangibles and Merger costs, refer to Note 14 and Note 7 on pages 69–71 and 62, respectively, of this Form 10-Q.

In March 2005, the Firm recorded a $900 million ($558 million after-tax) litigation charge in connection with its settlement of the WorldCom class action litigation. For a further discussion of litigation, refer to Note 17 on page 72, and Part II, Item 1, Legal Proceedings, on pages 81–82 of this Form 10-Q.

Income tax expense
The Firm’s Income before income tax expense, Income tax expense and effective tax rate were as follows for each of the periods indicated:

Three months ended March 31,(a) (in millions, except rate)	2005	2004

Income before income tax expense	$3,283	$2,903
Income tax expense	1,019	973
Effective tax rate	31.0%	33.5%

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

The reduction in the effective tax rate was the result of changes in the proportion of income subject to federal, state and local taxes, including a higher level of tax-exempt income and business tax credits. The Merger costs and Litigation reserve charge in the first quarter of 2005, reflecting tax benefits at a 38% marginal tax rate, also contributed to the reduction in the 2005 effective tax rate.

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES

The Firm prepares its Consolidated financial statements using accounting principles generally accepted in the United States of America (“U.S. GAAP”); these financial statements appear on pages 55–58 of this Form 10–Q. That presentation, which is referred to as “reported basis,” provides the reader with an understanding of the Firm’s results that can be consistently tracked from year to year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.

In addition to analyzing the Firm’s results on a reported basis, management reviews the Firm’s and the lines of business’ results on an “operating basis,” which is a non-GAAP financial measure. The definition of operating basis starts with the reported U.S. GAAP results. In the case of the IB, noninterest revenue on an operating basis includes, in Trading revenue, Net interest income related to trading activities. Trading activities generate revenues, which are recorded for U.S. GAAP purposes in two line items on the income statement: Trading revenue, which includes the mark-to-market gains or losses on trading positions; and Net interest income, which includes the interest income or expense related to those positions. Combining both the Trading revenue and related Net interest income enables management to evaluate IB’s trading activities, by considering all revenue related to these activities, and facilitates operating comparisons to other competitors.

In the case of CS, operating, or managed, basis excludes the impact of credit card securitizations on total net revenue, the Provision for credit losses, net charge-offs and loan receivables. Through securitization the Firm transforms a portion of its credit card receivables into securities, which are sold to investors. The credit card receivables are removed from the Consolidated balance sheet through the transfer of principal credit card receivables to a trust, and the sale of undivided interests in the trusts to investors that entitle the investors to specific cash flows generated from the credit card receivables. The Firm retains the remaining undivided interests in the trust as seller’s interests, which are recorded in Loans on the Consolidated balance sheet. A gain or loss on the sale of credit card receivables to investors is recorded in Other income. Securitization also affects the Firm’s Consolidated income statement by reclassifying as Credit card income, interest income, certain fee revenue, and recoveries in excess of interest paid to the investors, gross credit losses and other trust expenses related to the securitized receivables. For a reconciliation of reported to managed basis of CS results, see page 25 of this Form 10–Q. For information regarding loans and residual interests sold and securitized, see Note 12 on pages 65–68 of this Form 10–Q. JPMorgan Chase uses the concept of “managed receivables” to evaluate the credit performance and overall financial performance of the underlying credit card loans, both sold and not sold: as the same borrower is continuing to use the credit card for ongoing charges, a borrower’s credit performance will affect both the loan receivables sold under SFAS 140 and those not sold. Thus, in its disclosures regarding managed loan receivables, JPMorgan Chase treats the sold receivables as if they were still on the balance sheet in order to disclose the credit performance (such as net charge-off rates) of the entire managed credit card portfolio. In addition, CS operations are funded, operating results are evaluated, and decisions about allocating resources such as employees and capital are based, on managed financial information.

Operating basis also excludes Merger costs and the Litigation reserve charge, as management believes these items are not part of the Firm’s normal daily business operations (and, therefore, are not indicative of trends) and do not provide meaningful comparisons with other periods.

Finally, Operating revenue (Noninterest Revenue and Net interest income) for each of the segments and the Firm is presented on a tax-equivalent basis. Accordingly, revenue from tax-exempt securities and investments that receive tax credits are presented in the operating results on a basis comparable to taxable securities and investments. This allows management to assess the comparability of revenues arising from both taxable and tax-exempt sources. The corresponding income tax impact related to these items is recorded within Income tax expense. In the first quarter of 2005, the Corporate sector’s and the Firm’s operating revenue and income tax expense have been restated to be similarly presented on a tax-equivalent basis. Previously, only the segments’ operating results were presented on a tax-equivalent basis, and the impact of the segments’ tax-equivalent adjustments was eliminated in the Corporate sector. This restatement had no impact on the Corporate sector’s or the Firm’s operating earnings.

Management uses certain non-GAAP financial measures at the segment level. Management believes these non-GAAP financial measures provide information to investors in understanding the underlying operational performance and trends of the particular business segment and facilitate a comparison of the business segment with the performance of competitors.

The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to operating results:

Three months ended March 31,(a)	2005
(in millions, except per share and ratio data)	Reported	Trading	Credit	Merger	Litigation	Tax-equivalent	Operating
	results	reclass(c)	card(d)	costs(e)	charge(e)	adjustments	basis

Revenue
Investment banking fees	$993	$—	$—	$—	$—	$—	$993
Trading revenue	1,859	328	—	—	—	—	2,187
Lending & deposit related fees	820	—	—	—	—	—	820
Asset management, administration and commissions	2,455	—	—	—	—	—	2,455
Securities/private equity gains (losses)	(45)	—	—	—	—	—	(45)
Mortgage fees and related income	405	—	—	—	—	—	405
Credit card income	1,734	—	(815)	—	—	—	919
Other income	201	—	—	—	—	115	316

Noninterest revenue	8,422	328	(815)	—	—	115	8,050
Net interest income	5,225	(328)	1,732	—	—	61	6,690

Total net revenue	13,647	—	917	—	—	176	14,740
Provision for credit losses	427	—	917	—	—	—	1,344
Noninterest expense
Merger costs	145	—	—	(145)	—	—	—
Litigation reserve charge	900	—	—	—	(900)	—	—
All other noninterest expense	8,892	—	—	—	—	—	8,892

Total noninterest expense	9,937	—	—	(145)	(900)	—	8,892

Income before income tax expense	3,283	—	—	145	900	176	4,504
Income tax expense	1,019	—	—	55	342	176	1,592

Net income	$2,264	$—	$—	$90	$558	$—	$2,912

Earnings per share – diluted	$0.63	$—	$—	$0.03	$0.15	$—	$0.81

Return on common equity	9%	—%	—%	—%	2%	—%	11%
Return on equity – goodwill(b)	15	—	—	1	3	—	19

Return on assets	0.79	NM	NM	NM	NM	NM	0.96

Overhead ratio	73	NM	NM	NM	NM	NM	60

Effective income tax rate	31	NM	NM	38	38	100	35

Three months ended March 31,(a)	2004
	Reported	Trading	Credit	Tax-equivalent	Operating
(in millions, except per share and ratio data)	results	reclass(c)	card(d)	adjustments	basis

Revenue
Investment banking fees	$692	$—	$—	$—	$692
Trading revenue	1,720	576	—	—	2,296
Lending & deposit related fees	414	—	—	—	414
Asset management, administration and commissions	1,771	—	—	—	1,771
Securities/private equity gains	432	—	—	—	432
Mortgage fees and related income	259	—	—	—	259
Credit card income	605	—	(326)	—	279
Other income	132	—	(39)	34	127

Noninterest revenue	6,025	576	(365)	34	6,270
Net interest income	2,986	(576)	838	14	3,262

Total net revenue	9,011	—	473	48	9,532
Provision for credit losses	15	—	473	—	488
Noninterest expense
Merger costs	—	—	—	—	—
Litigation reserve charge	—	—	—	—	—
All other noninterest expense	6,093	—	—	—	6,093

Total noninterest expense	6,093	—	—	—	6,093

Income before income tax expense	2,903	—	—	48	2,951
Income tax expense	973	—	—	48	1,021

Net income	$1,930	$—	$—	$—	$1,930

Earnings per share – diluted	$0.92	$—	$—	$—	$0.92

Return on common equity	17%	—%	—%	—%	17%
Return on equity – goodwill(b)	21	—	—	—	21

Return on assets	1.01	NM	NM	NM	0.96

Overhead ratio	68	NM	NM	NM	64

Effective income tax rate	34	NM	NM	100	35

(a)		2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
(b)
Net income applicable to common stock divided by Total average common equity (net of goodwill). The Firm uses return on equity less goodwill, a non-GAAP financial measure, to evaluate the operating performance of the Firm. The Firm utilizes this measure to facilitate operating comparisons to other competitors.

(c)
The reclassification of trading-related net interest income from Net interest income to Trading revenue primarily impacts the Investment Bank segment results. See page 10 of this Form 10–Q for further information.

(d)		The impact of credit card securitizations affects CS. See pages 23–25 of this Form 10–Q for further information.
(e)
The impact of Merger costs and Litigation reserve charges are excluded from Operating earnings, as management believes these items are not part of the Firm’s normal daily business operations and, therefore, are not indicative of trends and do not provide meaningful comparisons with other periods. There were no such items in 2004.

NM	—	Not meaningful.

Three months ended March 31,(a)	2005			2004
(in millions)	Reported	Securitized	Managed	Reported	Securitized	Managed

Loans – Period-end	$402,669	$67,328	$469,997	$217,630	$34,478	$252,108
Total assets – average	1,162,818	67,509	1,230,327	771,318	33,357	804,675

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

BUSINESS SEGMENT RESULTS

The Firm is managed on a line-of-business basis. The business segment financial results presented reflect the current organization of JPMorgan Chase. There are six major reportable business segments: the Investment Bank, Retail Financial Services, Card Services, Commercial Banking, Treasury & Securities Services and Asset & Wealth Management, as well as a Corporate segment. The segments are based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on an operating basis. For a further discussion of Business segment results, see pages 28–29 of JPMorgan Chase’s 2004 Annual Report.

Segment results for periods prior to July 1, 2004, reflect heritage JPMorgan Chase–only results and have been restated to reflect the current business segment organization and reporting classifications. The following table summarizes the business segment results for the periods indicated:

Segment results – Operating basis(a)										Return on
Three months ended March 31,(b)	Total net revenue			Noninterest expense			Operating earnings			equity-goodwill
(in millions, except ratios)	2005	2004	Change	2005	2004	Change	2005	2004	Change	2005	2004

Investment Bank	$4,180	$3,764	11%	$2,525	$2,326	9%	$1,325	$1,017	30%	27%	27%
Retail Financial Services	3,847	1,611	139	2,162	1,241	74	988	206	380	31	16
Card Services	3,779	1,557	143	1,313	599	119	522	162	222	18	19
Commercial Banking	850	322	164	458	209	119	243	74	228	29	37
Treasury & Securities Services	1,482	1,012	46	1,065	867	23	245	98	150	52	12
Asset & Wealth Management	1,361	848	60	934	649	44	276	122	126	47	9
Corporate	(759)	418	NM	435	202	115	(687)	251	NM	NM	NM

Total	$14,740	$9,532	55%	$8,892	$6,093	46%	$2,912	$1,930	51%	19%	21%

(a)	Represents reported results excluding the impact of credit card securitizations and, in 2005, Merger costs and significant litigation reserve charges.
(b)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

Description of business segment reporting methodology
Results of the business segments are intended to reflect each segment as if it were essentially a stand-alone business. The management reporting process that derives these results allocates income and expense using market-based methodologies. At the time of the Merger, several of the allocation methodologies were revised, effective July 1, 2004. For a further discussion of those methodologies, see page 29 of JPMorgan Chase’s 2004 Annual Report. In addition, during the first quarter 2005, the Firm refined cost allocation methodologies related to certain corporate functions, technology and operations expense in order to provide better consistency in reporting across business segments. Prior periods have not been revised to reflect these new cost allocation methodologies. The Firm intends to continue to assess the assumptions, methodologies and reporting reclassifications used for segment reporting, and it is anticipated that further refinements may be implemented in future periods.

INVESTMENT BANK

For a discussion of the business profile of the IB, see pages 30–32 of JPMorgan Chase’s 2004 Annual Report.

Selected income statement data
Three months ended March 31,(a)
(in millions, except ratios)	2005	2004	Change

Revenue
Investment banking fees:
Advisory	$263	$147	79%
Equity underwriting	239	177	35
Debt underwriting	483	366	32

Total investment banking fees	985	690	43
Trading-related revenue:(b)
Fixed income and other	1,915	1,885	2
Equities	225	335	(33)
Credit portfolio	59	56	5

Total trading-related revenue(b)	2,199	2,276	(3)
Lending & deposit related fees	157	96	64
Asset management, administration and commissions	408	393	4
Other income	127	14	NM

Noninterest revenue	3,876	3,469	12
Net interest income(b)	304	295	3

Total net revenue(c)	4,180	3,764	11
Provision for credit losses	(366)	(188)	(95)
Credit reimbursement from TSS(d)	38	2	NM
Noninterest expense
Compensation expense	1,616	1,386	17
Noncompensation expense	909	940	(3)

Total noninterest expense	2,525	2,326	9

Operating earnings before income tax expense	2,059	1,628	26
Income tax expense	734	611	20

Operating earnings	$1,325	$1,017	30

Financial ratios
ROE	27%	27%	—	bp
ROA	0.95	0.97	(2)
Overhead ratio	60	62	(200)
Compensation expense as % of total net revenue	39	37	200

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
(b)
Trading revenue, on a reported basis, excludes the impact of net interest income related to the IB’s trading activities; this income is recorded in Net interest income. However, in this presentation, to assess the profitability of the IB’s trading business, the Firm combines these revenues for segment reporting. The amount reclassified from Net interest income to Trading revenue was $324 million and $581 million for the three months ended March 31, 2005 and 2004, respectively.

(c)
Total net revenue includes tax-equivalent adjustments, primarily due to tax-exempt income from municipal bonds and income tax credits related to affordable housing investments, of $155 million and $44 million for the three months ended March 31, 2005 and 2004, respectively.

(d)
TSS is charged a credit reimbursement related to certain exposures managed within the IB credit portfolio on behalf of clients shared with TSS. For a further discussion, see Credit reimbursement on page 29 of the JPMorgan Chase 2004 Annual Report.

Operating earnings were $1.3 billion, an increase of $308 million, or 30%, from the prior year. Results were driven by the Merger, increased Investment banking fees, and an increased benefit from the Provision for credit losses, partially offset by lower Net interest income and higher compensation expense. Compared to the prior quarter, operating earnings doubled, primarily due to higher trading revenues.

Revenues of $4.2 billion were up $416 million, or 11%, compared to the prior year. Investment banking fees of $985 million increased by $295 million, or 43%, compared to the prior year, reflecting continued strong levels of debt underwriting, advisory and equity underwriting fees and the Merger. European investment banking fees were very strong, more than doubling from the prior year and up nearly 50% from the prior quarter. Fixed Income Markets revenues of $2.3 billion were up 9% from the prior year, primarily driven by the Merger, and up 50% from the prior quarter on strength in trading revenues in credit and interest rate markets. Equity Markets revenues of $556 million were down 12% from the prior year reflecting reduced trading results, but increased significantly from the prior quarter. Credit Portfolio revenues of $350 million were up marginally from the prior year, reflecting the Merger and gains from loan workouts offset by lower loan balances and spreads.

The Provision for credit losses was a benefit of $366 million compared to a benefit of $188 million in the prior year. The increased benefit was primarily attributable to a greater reduction in the allowance for credit losses, reflecting improvement in credit quality as a result of the turnover in the mix of the loan portfolio towards higher-rated clients and net recoveries.

Expenses of $2.5 billion were up $199 million, or 9%, from the prior year, due to the Merger and increased compensation costs. The increase in compensation expense reflected higher incentive compensation accruals to recognize improved financial performance.

Selected metrics
Three months ended March 31,(a)(b)
(in millions, except headcount and ratio data)	2005	2004	Change

Revenue by business
Investment banking fees	$985	$690	43%
Fixed income markets	2,289	2,097	9
Equities markets	556	632	(12)
Credit portfolio	350	345	1

Total net revenue	$4,180	$3,764	11

Revenue by region
Americas	$2,224	$1,953	14
Europe/Middle East/Africa	1,535	1,296	18
Asia/Pacific	421	515	(18)

Total net revenue	$4,180	$3,764	11

Selected balance sheet data (average)
Total assets	$566,778	$422,151	34
Trading assets–debt and equity instruments(c)	225,367	176,788	27
Trading assets–derivatives receivables	63,574	57,042	11
Loans(d)	47,468	38,199	24
Adjusted assets(e)	445,840	367,525	21
Equity(f)	20,000	15,085	33

Headcount	17,993	14,930	21

Credit data and quality statistics
Net charge-offs	$(5)	$34	NM
Nonperforming assets:
Nonperforming loans(g)	814	1,498	(46)
Other nonperforming assets	242	357	(32)
Allowance for loan losses	1,191	855	39
Allowance for lending-related commitments	296	215	38

Net charge-off (recovery) rate(d)	(0.05)%	0.41%	(46	)bp
Allowance for loan losses to average loans(d)	3.03	2.59	44
Allowance for loan losses to nonperforming loans(g)	147	58	8,900
Nonperforming loans to average loans	1.71	3.92	(221)
Market risk–average trading and credit portfolio VAR(h)(i)
Trading activities:
Fixed income(h)	$57	$73	(22)%
Foreign exchange	23	22	5
Equities	18	40	(55)
Commodities and other	10	8	25
Diversification	(43)	(49)	12

Total trading VAR	65	94	(31)
Credit portfolio VAR(i)	13	15	(13)
Diversification	(8)	(7)	(14)

Total trading and credit portfolio VAR	$70	$102	(31)

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
(b)	For a discussion of selected line of business metrics, see page 79 of this Form 10-Q.
(c)	2004 has been restated to conform with current presentation.

(d)
Loans include loans held for sale of $8.2 billion and $5.2 billion for the first quarters of 2005 and 2004, respectively. These amounts are not included in the allowance coverage ratios and net charge-off rates.

(e)
Adjusted assets, a non-GAAP financial measure, equals total average assets minus (1) securities purchased under resale agreements and securities borrowed less securities sold, not yet purchased; (2) assets of variable interest entities (VIEs) consolidated under FIN 46R; (3) cash and securities segregated and on deposit for regulatory and other purposes; and (4) goodwill and intangibles. The amount of adjusted assets is presented to assist the reader in comparing the IB’s asset and capital levels to other investment banks in the securities industry. Asset-to-equity leverage ratios are commonly used as one measure to assess a company’s capital adequacy. The IB believes an adjusted asset amount, which excludes certain assets considered to have a low-risk profile, provides a more meaningful measure of balance sheet leverage in the securities industry. See Capital management on pages 35–37 of this Form 10–Q for a discussion of the Firm’s overall capital adequacy and capital management.

(f)	Equity includes $13.8 billion of economic risk capital assigned to the IB for the quarter ended March 31, 2005.
(g)	Nonperforming loans include loans held for sale of $2 million and $30 million as of March 31, 2005 and 2004, respectively. These amounts are not included in the allowance coverage ratios.
(h)	Includes all mark-to-market trading activities, plus available-for-sale securities held for proprietary purposes.
(i)
Includes VAR on derivative credit valuation adjustments, credit valuation adjustment hedges and mark-to-market loan hedges, which are reported in Trading revenue. This VAR does not include the accrual loan portfolio, which is not marked to market.

According to Thomson Financial, the Firm improved its ranking to #4 from #6 in Global Equity and Equity-related category, while improving its market share from 6% to 10%. In U.S. Equities, momentum was sustained with a #4 ranking in Equity and Equity-related category and a #5 ranking in IPO’s. The Firm maintained its 25% market share of Global Announced M&A with a #4 ranking compared with #3 in the prior year. In Europe the Firm realized significant market share gains resulting in M&A ranking rising to #3 from #6, Equity and Equity-related up to #2 from #7 and Convertibles up to #1 from #2.

Market shares and rankings(a)	First Quarter 2005		Full Year 2004
	Market Share	Rankings	Market Share	Rankings

Global debt, equity and equity-related	6%	#5	7%	# 3
Global syndicated loans	13	#1	19	# 1
Global long-term debt	6	#5	7	# 2
Global equity and equity-related	10	#4	6	# 6
Global announced M&A	25	#4	25	# 3
U.S. debt, equity and equity-related	7	#4	8	# 5
U.S. syndicated loans	27	#1	32	# 1
U.S. long-term debt	7	#4	12	# 2
U.S. equity and equity-related	11	#4	8	# 6
U.S. announced M&A	22	#6	33	#1

(a)
Source: Thomson Financial Securities data. Global announced M&A is based on rank value; all other rankings are based on proceeds, with full credit to each book manager/equal if joint. Because of joint assignments, market share of all participants will add up to more than 100%. The market share and rankings for the year ended December 31, 2004 are presented on a combined basis, as if the merger of JPMorgan Chase and Bank One had been in effect during the period.

COMPOSITION OF REVENUE

				Asset
Three months ended March 31,(a)	Investment	Trading-	Lending &	management,
	banking	related	deposit	administration	Other		Total net
(in millions)	fees	revenue	related fees	and commissions	income	NII	revenue

2005
Investment banking fees	$985	$—	$—	$—	$—	$—	$985
Fixed income markets	—	1,915	65	64	104	141	2,289
Equities markets	—	225	—	333	(20)	18	556
Credit portfolio	—	59	92	11	43	145	350

Total	$985	$2,199	$157	$408	$127	$304	$4,180

2004
Investment banking fees	$690	$—	$—	$—	$—	$—	$690
Fixed income markets	—	1,885	26	60	49	77	2,097
Equities markets	—	335	—	325	(47)	19	632
Credit portfolio	—	56	70	8	12	199	345

Total	$690	$2,276	$96	$393	$14	$295	$3,764

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

RETAIL FINANCIAL SERVICES

For a discussion of the business profile of RFS and each of its businesses, see pages 33–38 of JPMorgan Chase’s 2004 Annual Report.

Selected income statement data
Three months ended March 31,(a)
(in millions, except ratios)	2005	2004	Change

Revenue
Lending & deposit related fees	$340	$121	181%
Asset management, administration and commissions	351	95	269
Securities/private equity gains (losses)	10	—	NM
Mortgage fees and related income	411	255	61
Credit card income	94	19	395
Other income	(12)	(24)	50

Noninterest revenue	1,194	466	156
Net interest income	2,653	1,145	132

Total net revenue	3,847	1,611	139
Provision for credit losses	94	54	74
Noninterest expense
Compensation expense	822	509	61
Noncompensation expense	1,215	731	66
Amortization of intangibles	125	1	NM

Total noninterest expense	2,162	1,241	74

Operating earnings before income tax expense	1,591	316	403
Income tax expense	603	110	448

Operating earnings	$988	$206	380%

Financial ratios
ROE	31%	16%	1,500	bp
ROA	1.78	0.59	119
Overhead ratio	56	77	(2,100)

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

Operating earnings were $988 million, up $782 million from the prior year. The increase was largely due to the Merger, but also reflected improved risk management results in Home Finance, wider spreads on deposits, increased deposit balances, and lower expenses due to merger-related savings in all businesses. These improvements were partially offset by a reduction in revenue related to lower prime mortgage originations.

Total net revenue increased to $3.8 billion, up $2.2 billion from the prior year. Net interest income of $2.7 billion increased $1.5 billion as a result of the Merger, as well as from wider spreads on deposits, increased deposit balances, growth in retained home equity loans, and the absence of a $40 million charge taken in the first quarter of 2004 related to auto lease residuals. These benefits were partially offset by the absence of net interest revenue from the $4 billion manufactured home loan portfolio that was sold in late 2004. Noninterest revenue of $1.2 billion increased $728 million due to the Merger, improved Home Finance risk management results and a gain of $24 million on the sale of a recreational vehicle loan portfolio. These increases were offset partially by lower revenue related to a decline in prime mortgage originations and an $88 million write-down on $2.7 billion of auto loans transferred to held-for-sale.

The Provision for credit losses totaled $94 million, up $40 million from last year. The increase was largely due to the Merger. Both the prior year and current quarter included reductions in the allowance for loan losses due to improved credit trends in most consumer lending portfolios. Results also included the benefit of reductions in the allowance for loan losses totaling $20 million related to the sale of the recreational vehicle loan portfolio and the transfer of auto loans to held-for-sale. These benefits were partially offset by an increase in provision expense related to the decision to retain subprime mortgage loans rather than securitize.

Expenses rose to $2.2 billion, an increase of $921 million, primarily due to the Merger. Results also included continued investment in the retail banking distribution system and a $40 million charge related to the dissolution of a student loan joint venture in the Education Finance segment. These increases were more than offset by merger-related savings in all businesses.

Selected metrics
Three months ended March 31, (a)
(in millions, except headcount and ratios)	2005	2004	Change

Selected balance sheet (ending)
Total assets	$224,562	$138,747	62%
Loans(b)	199,215	123,923	61
Core deposits(c)(d)	162,241	81,392	99
Total deposits(d)	187,225	91,478	105

Selected balance sheet (average)
Total assets	$225,120	$139,727	61
Loans(e)	198,494	121,357	64
Core deposits(c)(d)	159,682	79,801	100
Total deposits(d)	184,336	88,788	108
Equity	13,100	5,177	153

Headcount	59,322	31,377	89

Credit data and quality statistics
Net charge-offs	$152	$85	79
Nonperforming loans(f)	1,150	546	111
Nonperforming assets	1,351	736	84
Allowance for loan losses	1,168	1,063	10

Net charge-off rate(e)	0.34%	0.32%	2	bp
Allowance for loan losses to ending loans(b)	0.64	0.97	(33)
Allowance for loan losses to nonperforming loans(f)	104	214	NM
Nonperforming loans to total loans	0.58	0.44	14

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
(b)	End-of-period loans include loans held for sale of $16,532 million and $14,334 million at March 31, 2005 and 2004, respectively. These amounts are not included in the allowance coverage ratios.
(c)	Includes demand and savings deposits.
(d)	Reflects the transfer of certain consumer deposits from Retail Financial Services to Asset & Wealth Management.
(e)	Average loans include loans held for sale of $15,861 million and $15,311 million for the first quarter of 2005 and 2004, respectively. These amounts are not included in the net charge-off rate.
(f)	Nonperforming loans include loans held for sale of $31 million and $50 million at March 31, 2005 and 2004, respectively. These amounts are not included in the allowance coverage ratios.

HOME FINANCE

Three months ended March 31,(a)
(in millions)	2005	2004	Change

Prime production and servicing
Production	$228	$178	28%
Servicing:
Mortgage servicing revenue, net of amortization	146	155	(6)
MSR risk management results	106	61	74

Total net revenue	480	394	22
Noninterest expense	229	289	(21)
Operating earnings	158	65	143

Consumer real estate lending
Total net revenue	$713	$435	64
Provision for credit losses	30	(9)	NM
Noninterest expense	238	203	17
Operating earnings	284	156	82

Total Home Finance
Total net revenue	$1,193	$829	44
Provision for credit losses	30	(9)	NM
Noninterest expense	467	492	(5)
Operating earnings	442	221	100

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

Operating earnings were $442 million, up $221 million compared to the prior year. Operating earnings for the Prime Production & Servicing segment of $158 million were up $93 million from the prior year. Results benefited from an increase in risk management revenue associated with the MSR asset and secondary marketing activities, as well as lower expenses. Secondary marketing involves the sale of mortgage loans into the secondary market and risk management of this activity from the point of loan commitment to customers through loan closing and subsequent sale. These were partially offset by a decrease in revenue due to lower prime mortgage originations. Earnings for the Consumer Real Estate Lending segment of $284 million were up $128 million from the prior year. Growth was largely due to the Merger, but also reflected higher retained home equity loan balances and merger-related expense savings. These increases were partially offset by the absence of the $4 billion manufactured home loan portfolio that was sold in late 2004.

Selected metrics
Three months ended March 31,(a)(b)
(in millions, except ratios and where otherwise noted)	2005	2004	Change

Origination volume by channel (in billions)
Retail	$18.3	$15.2	20%
Wholesale	10.7	9.5	13
Correspondent	2.3	5.3	(57)
Correspondent negotiated transactions	7.2	7.7	(6)

Total	$38.5	$37.7	2

Origination volume by business (in billions)
Mortgage	$26.6	$31.0	(14)
Home equity	11.9	6.7	78

Total	$38.5	$37.7	2

Business metrics (in billions)
Loans serviced – Mortgage (ending)(c)	$495.8	$450.4	10
MSR net carrying value (ending)	5.7	4.2	36
End of period loans owned
Mortgage loans held for sale	$9.6	$12.8	(25)
Mortgage loans retained	46.0	36.5	26
Home equity and other loans	68.8	26.3	162

Total end of period loans owned	$124.4	$75.6	65

Average loans owned
Mortgage loans held for sale	$11.4	$12.9	(12)
Mortgage loans retained	44.3	35.8	24
Home equity and other loans	66.5	24.1	176

Total average loans owned	$122.2	$72.8	68

Overhead ratio	39%	59%	(2,000	)bp

Credit quality statistics
30+ day delinquency rate	1.15%	1.32%	(17	)bp
Net charge-offs
Mortgage	$6	$3	100%
Home equity and other loans	35	25	40

Total net charge-offs	41	28	46
Net charge-off rate
Mortgage	0.05%	0.03%	2	bp
Home equity and other loans	0.21	0.42	(21)
Total net charge-off rate(d)	0.15	0.19	(4)
Nonperforming assets	$841	$516	63%

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
(b)	For a discussion of selected line of business metrics, see page 79 of this Form 10-Q.
(c)	Includes prime first mortgage loans and subprime loans.
(d)	Excludes mortgage loans held for sale.

The table below reconciles management’s disclosure of Home Finance’s revenue to the reported U.S. GAAP line items shown on the Consolidated statements of income and in the related Notes to Consolidated financial statements:

Three months ended March 31,(a)	Prime production		Consumer real
	and servicing		estate lending		Total revenue
(in millions)	2005	2004	2005	2004	2005	2004

Net interest income	$115	$182	$678	$397	$793	$579
Securities / private equity gains (losses)	2	(4)	—	—	2	(4)
Mortgage fees and related income(b)	363	216	35	38	398	254

Total	$480	$394	$713	$435	$1,193	$829

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
(b)	Includes activity reported elsewhere as Other income.

The following table details the MSR risk management results in the Home Finance business:

MSR Risk Management Results

Three months ended March 31,(a)
(in millions)	2005	2004

Reported amounts:
MSR valuation adjustments(b)	$551	$(625)
Derivative valuation adjustments and other risk management gains (losses)(c)	(445)	686

MSR risk management results	$106	$61

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
(b)	Excludes subprime loan MSR activity of $(3) million and $4 million for the three months ended March 31, 2005 and 2004, respectively.
(c)	Includes gains, losses, and interest income associated with derivatives, both designated and not designated, as a SFAS 133 hedge, and securities classified as both trading and available-for-sale.

Home Finance uses a combination of derivatives, AFS securities and trading securities to manage changes in the fair value of the MSR asset. These risk management activities are intended to protect the economic value of the MSR asset by providing offsetting changes in the fair value of the related risk management instruments. The type and amount of hedging instruments used in this risk management activity change over time as market conditions and risk management approaches dictate.

MSR valuation adjustments of $551 million were partially offset by $445 million of aggregate risk management losses, including net interest earned on securities. In 2004, negative MSR valuation adjustments of $625 million were more than offset by $686 million of aggregate risk management gains, including net interest earned on securities. Unrealized gains/(losses) on AFS securities were $(4) million and $(71) million at March 31, 2005 and 2004, respectively. For a further discussion of MSRs, see Note 14 on pages 69–71 of this Form 10–Q, and Critical accounting estimates on page 79, and Note 15 on pages 109–111 of JPMorgan Chase’s 2004 Annual Report.

CONSUMER & SMALL BUSINESS BANKING

Selected income statement data
Three months ended March 31,(a)
(in millions)	2005	2004	Change

Noninterest revenue	$729	$198	268%
Net interest revenue	1,428	391	265

Total net revenue	2,157	589	266
Provision for credit losses	36	27	33
Noninterest expense	1,339	647	107
Operating earnings (loss)	477	(49)	NM

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

Operating earnings totaled $477 million, up $526 million from the prior year. While growth was largely due to the Merger, the results also benefited from wider spreads on deposits, increased deposit balances and merger-related expense savings. These benefits were partially offset by continued investment in the distribution network. Compared to the prior quarter, operating earnings increased $47 million, or 11%, primarily due to the seasonal impact of tax-refund anticipation lending.

Selected metrics
Three months ended March 31,(a)(b)
(in millions, except ratios and where otherwise noted)	2005	2004	Change

Business metrics (in billions) End-of-period balances
Small business loans	$12.4	$2.2	464%
Consumer and other loans(c)	2.2	2.0	10

Total loans	14.6	4.2	248
Core deposits(d)(e)	150.8	69.5	117
Total deposits(e)	175.7	79.6	121

Average balances
Small business loans	12.4	2.2	464
Consumer and other loans(c)	2.6	2.0	30

Total loans	15.0	4.2	257
Core deposits(d)(e)	149.3	70.3	112
Total deposits(e)	173.9	79.2	120

Number of:
Branches	2,517	564	1,953	#
ATMs	6,687	1,927	4,760
Personal bankers(f)	5,798	1,763	4,035
Personal checking accounts (in thousands)	7,445	1,984	5,461
Business checking accounts (in thousands)	905	350	555
Active online customers (in thousands)	3,671	NA	NM
Debit cards issued (in thousands)	8,596	2,368	6,228

Overhead ratio	62%	110%	(4,800	)bp

Retail brokerage business metrics
Investment sales volume	$2,870	$944	204%
Number of dedicated investment sales representatives	1,352	377	259

Credit quality statistics
Net charge-offs
Small business	$19	$9	111
Consumer and other loans	9	8	13

Total net charge-offs	28	17	65
Net charge-off rate
Small business	0.62%	1.65%	(103	)bp
Consumer and other loans	1.40	1.61	(21)
Total net charge-off rate	0.76	1.63	(87)
Nonperforming assets	$293	$80	266%

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
(b)	For a discussion of selected line of business metrics, see page 79 of this Form 10-Q.
(c)	Primarily community development loans.
(d)	Includes demand and savings deposits.
(e)	Reflects the transfer of certain deposits from Retail Financial Services to Asset & Wealth Management.
(f)	Reflects realignment of job families and responsibilities.
NA—Data is not available on a comparable basis.

AUTO & EDUCATION FINANCE

Selected income statement data
Three months ended March 31,(a)
(in millions)	2005	2004	Change

Total net revenue	$324	$166	95%
Provision for credit losses	28	36	(22)
Noninterest expense	205	81	153
Operating earnings	55	30	83

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

Operating earnings of $55 million were up $25 million from last year. The current quarter results included a $78 million loss associated with auto loans transferred to held-for-sale, a $40 million charge related to the dissolution of the student loan joint venture, and a benefit of $34 million from the sale of a $2 billion recreational vehicle loan portfolio. The prior year results included a $40 million charge related to auto lease residuals. Excluding the after-tax impact of these four items, operating earnings would have increased $51 million over the prior year, primarily due to the Merger and improved credit quality. Results continued to reflect lower production volumes and narrower margins, due to the competitive nature of the operating environment.

Selected metrics
Three months ended March 31,(a)
(in millions, except ratios and where otherwise noted)	2005	2004	Change

Business metrics (in billions)
End of period loans and lease receivables
Loans outstanding	$52.8	$34.9	51%
Lease receivables	7.0	9.1	(23)

Total end-of-period loans and lease receivables	59.8	44.0	36

Average loans and lease receivables
Loans outstanding (average)(b)	$53.3	$35.0	52
Lease receivables (average)	7.6	9.3	(18)

Total average loans and lease receivables(b)	60.9	44.3	37

Overhead ratio	63%	49%	1,400	bp

Credit quality statistics
30+ day delinquency rate	1.33%	1.05%	28	bp
Net charge-offs Loans	$74	$28	164%
Lease receivables	9	12	(25)

Total net charge-offs	83	40	108
Net charge off rate
Loans(b)	0.61%	0.35%	26	bp
Lease receivables	0.48	0.52	(4)
Total net charge-off rate(b)	0.60	0.38	22
Nonperforming assets	$217	$140	55%

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
(b)	Average loans include loans held for sale of $4.5 billion and $2.4 billion for the first quarter of 2005 and 2004, respectively. These are not included in the net charge-off rate.

INSURANCE

Selected income statement data
Three months ended March 31,(a)
(in millions)	2005	2004	Change

Total net revenue	$173	$27	NM
Noninterest expense	151	21	NM
Operating earnings	14	4	250%
Memo: Consolidated gross insurance-related revenue(b)	416	176	136

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
(b)	Includes revenue reported in the results of other businesses.

Operating earnings totaled $14 million on net revenues of $173 million. The increase over the prior year was primarily due to the Merger. Results also reflected an increase in commissions on proprietary annuity sales and investments in technology infrastructure.

Selected metrics
Three months ended March 31,(a)(b)
(in millions, except where otherwise noted)	2005	2004	Change

Business metrics – ending balances
Invested assets	$7,349	$1,710	330%
Policy loans	394	—	NM
Insurance policy and claims reserves	7,337	1,193	NM
Term premiums – first year annualized	14	—	NM
Proprietary annuity sales	119	76	57
Number of policies in force – direct/assumed (in thousands)	2,540	622	308
Insurance in force – direct/assumed	280,082	33,161	NM
Insurance in force – retained	83,799	33,161	153
A.M. Best rating	A	A

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
(b)	For a discussion of selected line of business metrics, see page 79 of this Form 10-Q.

CARD SERVICES

For a discussion of the business profile of CS, see pages 39–40 of JPMorgan Chase’s 2004 Annual Report.

JPMorgan Chase uses the concept of “managed receivables” to evaluate the credit performance of the underlying credit card loans, both sold and not sold. For further information, see Explanation and reconciliation of the Firm’s use of non-GAAP financial measures on page 10 of this Form 10-Q. Operating results exclude the impact of credit card securitizations on revenue, the provision for credit losses, net charge-offs and receivables. Securitization does not change reported net income versus operating earnings; however, it does affect the classification of items on the Consolidated statements of income.

Selected income statement data – managed basis
Three months ended March 31,(a)
(in millions, except ratios)	2005	2004	Change

Revenue
Asset management, administration and commissions	$—	$24	NM
Credit card income	761	238	220%
Other income	11	22	(50)

Noninterest revenue	772	284	172
Net interest income	3,007	1,273	136

Total net revenue	3,779	1,557	143

Provision for credit losses	1,636	706	132

Noninterest expense
Compensation expense	285	156	83
Noncompensation expense	839	381	120
Amortization of intangibles	189	62	205

Total noninterest expense	1,313	599	119

Operating earnings before income tax expense	830	252	229
Income tax expense	308	90	242

Operating earnings	$522	$162	222

Financial metrics
ROE	18%	19%	(100	)bp
Overhead ratio	35	38	(300)

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

Operating earnings of $522 million increased $360 million from the prior year due to the Merger, higher Net interest income, lower Provision for credit losses and lower expenses, partially offset by higher marketing spend.

Total revenues of $3.8 billion increased $2.2 billion, primarily due to the Merger. Net interest income of $3.0 billion increased $1.7 billion, primarily due to the Merger, including the acquisition of a private label portfolio, and higher loan balances. Noninterest revenue of $772 million increased $488 million due to the Merger and higher charge volume, which resulted in increased interchange income, partially offset by higher volume-driven payments to partners and higher rewards expense.

The managed Provision for credit losses of $1.6 billion increased $930 million, primarily due to the Merger, including the acquisition of a private label portfolio, and additions to the Allowance for loan losses related to growth in on-balance sheet loans, partially offset by lower net charge-offs. Managed credit ratios remained strong, benefiting from lower bankruptcies and a continued low level of delinquencies. The managed net charge-off rate for the quarter was 4.83%, down from 5.81% in the prior year. The 30-day managed delinquency rate was 3.54%, down from 4.41% in the prior year.

Expenses of $1.3 billion increased $714 million, primarily due to the Merger, including the acquisition of a private label portfolio. Merger saves, including lower compensation and processing costs, were partially offset by higher marketing spend.

Selected metrics
Three months ended March 31,(a)(b)
(in millions, except headcount, ratios and where otherwise noted)	2005	2004	Change

Net securitization gains (amortization)	$(12)	$(2)	(500)%

% of average managed outstandings:
Net interest income	9.13%	9.95%	(82	)bp
Provision for credit losses	4.97	5.52	(55)
Noninterest revenue	2.34	2.22	12
Risk adjusted margin(c)	6.51	6.65	(14)
Noninterest expense	3.99	4.68	(69)
Pre-tax income	2.52	1.97	55
Operating earnings	1.58	1.27	31

Business metrics
Charge volume (in billions)	$70.3	$21.5	227%
Net accounts opened (in thousands)	2,744	1,026	167
Credit cards issued (in thousands)	94,367	35,239	168
Number of registered internet customers (in millions)	10.9	4.1	166

Merchant acquiring business
Bank card volume (in billions)	$125.1	$65.0	92
Total transactions (in millions)	4,285	1,757	144

Selected ending balances
Loans:
Loans on balance sheet	$66,053	$16,639	297
Securitized loans	67,328	34,478	95

Managed loans	$133,381	$51,117	161

Selected average balances
Managed assets	$138,512	$51,749	168
Loans:
Loans on balance sheet	$64,218	$17,037	277
Securitized loans	69,370	34,425	102

Managed loans	$133,588	$51,462	160

Equity	11,800	3,392	248

Headcount	20,137	10,838	86

Credit quality statistics
Net charge-offs	$1,590	$743	114
Net charge-off rate	4.83%	5.81%	(98	)bp

Delinquency ratios
30+ days	3.54%	4.41%	(87)
90+ days	1.71	2.15	(44)

Allowance for loan losses	$3,040	$1,188	156%
Allowance for loan losses to period-end loans	4.60%	7.14%	(254	)bp

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
(b)	For a discussion of selected line of business metrics, see pages 79-80 of this Form 10-Q.
(c)	Represents Total net revenue less Provision for credit losses.

The financial information presented below reconciles reported basis and managed basis to disclose the effect of securitizations.

Three months ended March 31,(a)
(in millions)	2005	2004

Income statement data
Credit card income
Reported data for the period	$1,576	$564
Securitization adjustments	(815)	(326)

Managed credit card income	$761	$238

Other income
Reported data for the period	$11	$61
Securitization adjustments	—	(39)

Managed other income	$11	$22

Net interest income
Reported data for the period	$1,275	$435
Securitization adjustments	1,732	838

Managed net interest income	$3,007	$1,273

Total net revenue(b)
Reported data for the period	$2,862	$1,084
Securitization adjustments	917	473

Managed total net revenue(b)	$3,779	$1,557

Provision for credit losses
Reported data for the period	$719	$233
Securitization adjustments	917	473

Managed provision for credit losses	$1,636	$706

Balance sheet – average balances
Total average assets
Reported data for the period	$71,003	$18,392
Securitization adjustments	67,509	33,357

Managed average assets	$138,512	$51,749

Credit quality statistics
Net charge-offs
Reported net charge-offs data for the period	$673	$270
Securitization adjustments	917	473

Managed net charge-offs	$1,590	$743

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
(b)	Includes Credit card income, Other income and Net interest income.

COMMERCIAL BANKING
For a discussion of the business profile of CB, see pages 41–42 of JPMorgan Chase’s 2004 Annual Report.

Selected income statement data
Three months ended March 31,(a)
(in millions, except ratios)	2005	2004	Change

Revenue
Lending & deposit related fees	$142	$65	118%
Asset management, administration and commissions	15	4	275
Other income(b)	68	26	162

Noninterest revenue	225	95	137
Net interest income	625	227	175

Total net revenue	850	322	164
Provision for credit losses	(6)	(13)	54
Noninterest expense
Compensation expense	163	71	130
Noncompensation expense	278	138	101
Amortization of intangibles	17	—	NM

Total noninterest expense	458	209	119

Operating earnings before income tax expense	398	126	216
Income tax expense	155	52	198

Operating earnings	$243	$74	228

Financial ratios
ROE	29%	37%	(800	)bp
ROA	1.79	1.83	(4)
Overhead ratio	54	65	(1,100)

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
(b)	IB-related and commercial card revenues are includes in Other income.

Operating earnings were $243 million, an increase of $169 million from the prior year, primarily due to the Merger.

Revenues were $850 million, an increase of $528 million, primarily due to the Merger. In addition, Net interest income of $625 million was positively affected by higher liability balances and spreads, partially offset by margin compression on loans. Liability balances include deposits and deposits “swept” to on-balance sheet liabilities. Noninterest revenue of $225 million reflected lower fees in lieu of compensating balances and lower gains on the sale of assets acquired in the satisfaction of debt.

Provision for credit losses was a net benefit of $6 million for the quarter, compared to a net benefit of $13 million in the prior year. Net charge-offs for the quarter were $2 million.

Expenses increased $249 million to $458 million, primarily related to the Merger and higher allocations of Treasury Services product unit costs due to methodology changes.

Selected metrics
Three months ended March 31,(a)(b)
(in millions, except headcount and ratio data)	2005	2004	Change

Revenue by product:
Lending	$269	$84	220%
Treasury services	542	219	147
Investment banking	40	15	167
Other	(1)	4	NM

Total Commercial Banking revenue	$850	$322	164

Revenue by business:
Middle market	$572	$185	209
Corporate banking	123	57	116
Real estate	119	52	129
Other	36	28	29

Total Commercial Banking revenue	$850	$322	164

Selected balance sheet data (average)
Total assets	$55,080	$16,239	239
Loans and leases	49,969	13,764	263
Liability balances(c)	71,613	36,596	96
Equity	3,400	795	328

Memo:
Loans by business:
Middle market	$30,216	$5,109	491
Corporate banking	5,788	2,549	127
Real estate	10,345	3,610	187
Other	3,620	2,496	45

Total Commercial Banking loans	$49,969	$13,764	263

Headcount	4,495	1,701	164

Credit quality statistics
Net charge-offs (recoveries)	$2	$(1)	NM
Nonperforming loans	433	165	162
Allowance for loan losses	1,312	111	NM
Allowance for lending-related commitments	170	28	NM

Net charge-off (recovery) rate	0.02%	(0.03)%	5	bp
Allowance for loan losses to average loans	2.63	0.81	182
Allowance for loan losses to nonperforming loans	303	67	NM
Nonperforming loans to average loans	0.87	1.20	(33)

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
(b)	For a discussion of selected line of business metrics, see page 80 of this Form 10-Q.
(c)	Liability balances include deposits and deposits that are swept to on-balance sheet liabilities.

TREASURY & SECURITIES SERVICES

For a discussion of the business profile of TSS, see pages 43–44 of JPMorgan Chase’s 2004 Annual Report.

Selected income statement data
Three months ended March 31,(a)
(in millions, except ratios)	2005	2004	Change

Revenue
Lending & deposit related fees	$170	$118	44%
Asset management, administration and commissions	692	582	19
Other income	124	69	80

Noninterest revenue	986	769	28
Net interest income	496	243	104

Total net revenue	1,482	1,012	46
Provision for credit losses	(3)	1	NM
Credit reimbursement to IB(b)	(38)	(2)	NM
Noninterest expense
Compensation expense	504	339	49
Noncompensation expense	532	512	4
Amortization of intangibles	29	16	81

Total noninterest expense	1,065	867	23

Operating earnings before income tax expense	382	142	169
Income tax expense	137	44	211

Operating earnings	$245	$98	150%

Financial ratios
ROE	52%	12%	4,000	bp
Overhead ratio	72	86	(1,400)
Pre-tax margin ratio(c)	26	14	1,200
Memo
Treasury Services firmwide overhead ratio(d)	56	69	(1,300)
Treasury & Securities Services firmwide overhead ratio(d)	63	78	(1,500)

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

(b)
TSS is charged a credit reimbursement related to certain exposures managed within the IB credit portfolio on behalf of clients shared with TSS. For a further discussion, see Credit reimbursement on page 29 of the JPMorgan Chase 2004 Annual Report.

(c)
Pre-tax margin represents operating earnings before income tax divided by total net revenue, which is a comprehensive measure of pre-tax performance and is another basis by which TSS management evaluates its performance and that of its competitors. Pre-tax margin is an effective measure of TSS’s earnings after all operating costs are taken into consideration.

(d)
TSS and TS firmwide overhead ratios have been calculated based on the firmwide revenues described in footnote (c) on page 29 of this Form 10–Q and TSS and TS expenses, respectively, including those allocated to certain other lines of business. Foreign Exchange (“FX”) revenues and expenses recorded in the IB for TSS-related FX activity are not included in this ratio.

Operating earnings for the quarter were $245 million, an increase of $147 million, primarily related to the Merger.

TSS net revenues of $1.5 billion were up $470 million, or 46%. Revenue growth reflected the benefit of the Merger, wider spreads on liability balances (which include deposits and deposits “swept” to on–balance sheet liabilities), improved product revenues, and growth in average liability balances and assets under custody. Net interest income grew to $496 million, up $253 million, as a result of the Merger, wider spreads on liability balances, and average liability balance growth of 49% to $155 billion. Growth in Noninterest revenue was driven largely by the Merger and an increase in assets under custody to $10.2 trillion. Beginning March 31, 2005, assets under custody include an estimated $400 billion of Institutional Trust Services’ assets under custody. Excluding this amount, assets under custody increased $1.8 trillion, or 22%, attributable to new business, increased volumes and market value appreciation. Also contributing to Noninterest revenue improvement was growth in commercial card products, securities lending, trade and trust products, including CDO administration. Partially offsetting these improvements were lower service charges on deposits.

Treasury Services net revenue grew to $618 million, Investor Services to $508 million and Institutional Trust Services to $356 million. TSS firmwide net revenue, which includes Treasury Services net revenue recorded in other lines of business, grew to $2.1 billion, up $841 million, or 67%, primarily as a result of the Merger. TS firmwide net revenue grew to $1.2 billion, up $632 million, or 104%, primarily as a result of the Merger.

Credit reimbursement to the Investment Bank was $38 million, up $36 million, principally due to the Merger and a Merger-related change in methodology. TSS is charged a credit reimbursement related to certain exposures managed within the Investment Bank credit portfolio on behalf of clients shared with TSS.

Noninterest expense of $1.1 billion was up $198 million, or 23%, due to the Merger, increased compensation and technology-related expenses. Offsetting these increases were lower allocations of Corporate segment expenses and higher product-unit costs charged to other lines of business, primarily Commercial Banking, due to segment reporting methodology changes.

Vastera
On April 1, 2005, JPMorgan Chase acquired Vastera, a provider of global trade management solutions, for approximately $129 million. Vastera’s business was combined with the Logistics and Trade Services businesses of TSS’s Treasury Services unit.

Worldwide Securities Services
On April 18, 2005, TSS announced that it combined its investor and issuer services capabilities under the name Worldwide Securities Services. The integrated franchise brought together the former Investor Services and Institutional Trust Services businesses, and will provide custody and investor services as well as securities clearance and trust services to clients globally.

Selected metrics
Three months ended March 31,(a)(b)
(in millions, except headcount and where otherwise noted)	2005	2004	Change

Revenue by business
Treasury Services(c)	$618	$357	73%
Investor Services	508	398	28
Institutional Trust Services	356	257	39

Total net revenue	$1,482	$1,012	46

Memo
Treasury Services firmwide revenue(c)	$1,237	$605	104
Treasury & Securities Services firmwide revenue(c)	2,101	1,260	67

Business metrics
Assets under custody (in billions) (d)	$10,154	$8,001	27
Corporate trust securities under administration (in billions)(e)	6,745	6,373	6

Selected balance sheet data (average)
Total assets	$27,033	$19,241	40
Loans	10,091	6,137	64
Liability balances(f)	154,673	103,467	49
Equity	1,900	3,189	(40)

Memo
Treasury Services firmwide liability balances(g)	$133,770	$74,817	79
Treasury & Securities Services firmwide liability balances(g)	226,286	140,063	62
Headcount	23,073	15,341	50

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
(b)	For a discussion of selected line of business metrics, see page 80 of this Form 10-Q.
(c)
TSS and TS firmwide revenues include TS revenues recorded in certain other lines of business and exclude FX revenues recorded in the IB for TSS-related FX activity. Revenue associated with TS’ customers who are also customers of the Commercial Banking, Consumer & Small Business Banking and Asset & Wealth Management lines of business are reported in these other lines of business and are excluded from TS, as follows:

	2005	2004	Change

Treasury Services revenue reported in Commercial Banking	$542	$219	147%
Treasury Services revenue reported in other lines of business	77	29	166

TSS firmwide FX revenues, which include FX revenues recorded in TSS and FX revenues associated with TSS customers who are FX customers of the IB, were $90 million for the quarter ended March 31, 2005.
(d)
Beginning March 31, 2005, assets under custody include an estimated $400 billion of ITS assets under custody that have not been included previously. Assets under custody was increased by approximately $160 billion for the quarter ended March 31, 2005 to include assets under custody transferred from AWM.

(e)	Corporate trust securities under administration include debt held in trust on behalf of third parties and debt serviced as agent.
(f)	Liability balances include deposits and deposits swept to on-balance sheet liabilities.
(g)
TSS and TS firmwide liability balances include TS’ liability balances recorded in certain other lines of business. Liability balances associated with TS customers who are also customers of the Commercial Banking line of business are reported in that line of business and are excluded from TS.

ASSET & WEALTH MANAGEMENT

For a discussion of the business profile of AWM, see pages 45–46 of JPMorgan Chase’s 2004 Annual Report.

Selected income statement data
Three months ended March 31,(a)
(in millions, except ratios)	2005	2004	Change

Revenue
Lending & deposit related fees	$9	$4	125%
Asset management, administration and commissions	975	672	45
Other income	95	50	90

Noninterest revenue	1,079	726	49
Net interest income	282	122	131

Total net revenue	1,361	848	60

Provision for credit losses	(7)	10	NM

Noninterest expense
Compensation expense	538	325	66
Noncompensation expense	371	322	15
Amortization of intangibles	25	2	NM

Total noninterest expense	934	649	44

Operating earnings before income tax expense	434	189	130
Income tax expense	158	67	136

Operating earnings	$276	$122	126

Financial ratios
ROE	47%	9%	3,800bp
Overhead ratio	69	77	(800)
Pre-tax margin ratio(b)	32	22	1,000

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
(b)
Pre-tax margin represents operating earnings before income taxes divided by Total net revenue, which is a comprehensive measure of pre-tax performance and is another basis by which AWM management evaluates its performance and that of its competitors. Pre-tax margin is an effective measure of AWM’s earnings, after all operating costs are taken into consideration.

Operating earnings were $276 million, up $154 million from the prior year, primarily due to the Merger. In addition, performance was driven by increased revenue and decreased Provision for credit losses, partially offset by higher compensation expense.

Total revenue was $1.4 billion, up $513 million, primarily due to the Merger. In addition, fees and commissions increased due to the acquisition of a majority interest in Highbridge Capital Management in the fourth quarter of 2004; net asset inflows, primarily in brokerage and equities products; and global equity market appreciation. Net interest income increased due to higher deposit product balances.

The Provision for credit losses was a benefit of $7 million, an improvement of $17 million, primarily due to lower net charge-offs and the overall improvement in credit quality.

Expenses increased to $934 million, up $285 million, due to the Merger and increased compensation expense, primarily related to incentives and the acquisition of Highbridge.

Selected metrics
Three months ended March 31,(a)(b)
(in millions, except ratio, headcount and ranking data, and where otherwise noted)	2005	2004	Change

Revenue by client segment
Private bank	$422	$376	12%
Retail(c)	346	265	31
Institutional(c)	322	187	72
Private client services	271	20	NM

Total net revenue	$1,361	$848	60

Business metrics
Number of:
Client advisors(c)	1,390	647	115%
Brown Co. average daily trades	29,753	36,470	(18)
Retirement Plan Services participants	1,181,000	816,000	45

Star rankings(d)
% of customer assets in funds ranked 4 or better	48%	49%	(2)
% of customer assets in funds ranked 3 or better	79%	74%	7

Selected balance sheet data (average)
Total assets	$39,716	$35,295	13
Loans	26,357	17,097	54
Deposits(e)	42,043	23,109	82
Equity	2,400	5,471	(56)

Headcount	12,378	8,554	45

Credit quality statistics
Net charge-offs	$(6)	$55	NM
Nonperforming loans	78	115	(32)
Allowance for loan losses	214	86	149
Allowance for lending-related commitments	5	3	67

Net charge-off (recovery) rate	(0.09)%	1.29%	(138	)bp
Allowance for loan losses to average loans	0.81	0.50	31
Allowance for loan losses to nonperforming loans	274	75	NM
Nonperforming loans to average loans	0.30	0.67	(37)

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
(b)	For a discussion of selected line of business metrics, see page 80 of this Form 10-Q.
(c)	2004 has been restated to conform with the current presentation.
(d)	Derived from Morningstar for the United States; Micropal for the United Kingdom, Luxembourg, Hong Kong and Taiwan; and Nomura for Japan.
(e)	Reflects the transfer of certain consumer deposits from Retail Financial Services to Asset & Wealth Management.

Assets under supervision
Assets under supervision (“AUS”) at March 31, 2005, were $1.1 trillion, up 36% from the prior year, and Assets under management (“AUM”) were $790 billion, up 34% from the prior year. The increases were primarily the result of the Merger, as well as market appreciation, net asset inflows, primarily in equities products, and the acquisition of a majority interest in Highbridge Capital Management. The Firm also has a 43% interest in American Century Companies, Inc., whose AUM totaled $96 billion and $90 billion at March 31, 2005 and 2004, respectively. Custody, brokerage, administration, and deposits were $302 million, up 40%, primarily due to the Merger, as well as market appreciation and net inflows, primarily in brokerage.

ASSETS UNDER SUPERVISION(a)
March 31,(b) (in billions)	2005	2004

Asset class
Liquidity	$228	$159
Fixed income	171	120
Equities & balanced	326	266
Alternatives	65	44

Assets under management	790	589
Custody/brokerage/administration/deposits	302	216

Total Assets under supervision (c)	$1,092	$805

Client segment
Private bank
Assets under management	$138	$141
Custody/brokerage/administration/deposits	161	135

Assets under supervision	299	276
Retail
Assets under management	138	106
Custody/brokerage/administration/deposits	94	78

Assets under supervision	232	184
Institutional
Assets under management	462	335
Custody/brokerage/administration/deposits	5	—

Assets under supervision	467	335
Private client services
Assets under management	52	7
Custody/brokerage/administration/deposits	42	3

Assets under supervision	94	10

Total Assets under supervision(c)	$1,092	$805

Geographic region
Americas
Assets under management	$558	$377
Custody/brokerage/administration/deposits	263	186

Assets under supervision	821	563
International
Assets under management	232	212
Custody/brokerage/administration/deposits	39	30

Assets under supervision	271	242

Total Assets under supervision(c)	$1,092	$805

Memo:
Mutual fund assets:
Liquidity	$175	$119
Fixed income	45	31
Equity, balanced & alternatives	106	87

Total mutual funds assets(c)	$326	$237

Assets under management rollforward
Beginning balance	$791	$561
Liquidity net asset flows	(6)	3
Fixed income net asset flows	4	(1)
Equity, balanced & alternative net asset flows	1	7
Market/other impacts	—	19

Ending balance	$790	$589

Custody/brokerage/administration/deposits rollforward
Beginning balance	$315	$203
Custody/brokerage/administration net asset flows	7	6
Market/other impacts	(20)	7

Ending balance	$302	$216

Assets under supervision rollforward
Beginning balance	$1,106	$764
Net asset flows	6	15
Market/other impacts	(20)	26

Ending balance	$1,092	$805

(a)	Excludes Assets under management of American Century.
(b)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
(c)	2004 has been restated to conform with current presentation.

CORPORATE

For a discussion of the business profile of Corporate, see pages 47–48 of JPMorgan Chase’s 2004 Annual Report.

SELECTED INCOME STATEMENT DATA
Three months ended March 31,(a)(b)
(in millions)	2005	2004	Change

Revenue
Securities/private equity gains (losses)	$(130)	$419	NM
Other income	48	42	14%

Noninterest revenue	(82)	461	NM
Net interest income	(677)	(43)	NM

Total net revenue	(759)	418	NM

Provision for credit losses	(4)	(82)	95

Noninterest expense
Compensation expense	774	516	50
Noncompensation expense	996	870	14

Subtotal	1,770	1,386	28
Net expenses allocated to other businesses	(1,335)	(1,184)	(13)

Total noninterest expense	435	202	115

Operating earnings before income tax expense	(1,190)	298	NM
Income tax expense (benefit)	(503)	47	NM

Operating earnings (loss)	$(687)	$251	NM

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
(b)
In the first quarter of 2005, the Corporate sector’s and the Firm’s operating revenue and income tax expense have been restated to be presented on a tax-equivalent basis. Previously, only the business segments’ operating revenue and income tax expense were presented on a tax-equivalent basis, and the impact of the business segments’ tax-equivalent adjustments was eliminated in the Corporate sector. This restatement had no impact on the Corporate sector’s or the Firm’s operating earnings.

Operating earnings were a loss of $687 million, down from earnings of $251 million in the prior year.

Net revenues of negative $759 million were down $1.2 billion from the prior year. Noninterest revenue of negative $82 million declined $543 million and included Treasury investment securities losses of $918 million and Private Equity gains of $789 million. The Treasury investment securities losses were the result of repositioning the investment portfolio to manage exposure to rising interest rates. Private Equity gains were $789 million, an increase of $493 million from the prior year. Net interest income was negative $677 million, compared to negative $43 million in the prior year. The decline was driven primarily by actions and policies adopted in conjunction with the Merger.

Noninterest expenses were $435 million, up $233 million from the prior year, primarily due to the Merger, partially offset by merger related saves, expense efficiencies, and further refinements to certain cost allocation methodologies in order to provide better consistency in reporting across business segments.

On September 15, 2004, JPMorgan Chase and IBM announced the Firm’s plans to reintegrate the portions of its technology infrastructure – including data centers, help desks, distributed computing, data networks and voice networks – that were previously outsourced to IBM. In January 2005, approximately 3,100 employees and 800 contract employees were transferred to the Firm.

Selected metrics
Three months ended March 31,(a)
(in millions)	2005	2004	Change

Selected average balance sheet
Short-term investments(b)	$13,164	$2,592	408%
Investment portfolio(c)	71,021	56,755	25
Goodwill(d)	43,306	346	NM
Total assets	178,089	120,273	48

Headcount	26,983	13,269	103

Treasury
Securities gains (losses)(e)	$(918)	$120	NM
Investment portfolio (average)	65,646	50,580	30

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
(b)	Represents Federal funds sold, Securities borrowed, Trading assets – debt and equity instruments, and Trading assets – derivative receivables.
(c)	Represents investment securities and private equity investments.
(d)	Effective with the third quarter of 2004, all goodwill is allocated to the Corporate line of business. Prior to the third quarter of 2004, goodwill was allocated to the various lines of business.
(e)	Losses primarily due to the sale of $20 billion of investment securities during the month of March 2005. Excludes gains/losses on securities used to manage risk associated with MSRs.

Selected income statement and balance sheet data – Private equity
Three months ended March 31,(a)
(in millions)	2005	2004	Change

Private equity gains (losses)
Direct investments Realized gains	$633	$302	110%
Write-ups / (write-downs)	206	(23)	NM
Mark-to-market gains (losses)	(89)	25	NM

Total direct investments	750	304	147
Third-party fund investments	39	(8)	NM

Total private equity gains (losses)	789	296	167
Other income	5	12	(58)
Net interest income	(50)	(59)	15

Total net revenue	744	249	199
Total noninterest expense	62	69	(10)

Operating earnings before income tax expense	682	180	279
Income tax expense	245	64	283

Operating earnings	$437	$116	277

Private equity portfolio information(b)
Direct investments	March 31, 2005	December 31, 2004	Change

Publicly-held securities
Carrying value	$1,149	$1,170	(2)%
Cost	808	744	9
Quoted public value	1,713	1,758	(3)

Privately-held direct securities
Carrying value	5,490	5,686	(3)
Cost	6,689	7,178	(7)

Third-party fund investments(c)
Carrying value	550	641	(14)
Cost	934	1,042	(10)

Total private equity portfolio
Carrying value	$7,189	$7,497	(4)
Cost	$8,431	$8,964	(6)

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
(b)	For further information on the Firm’s policies regarding the valuation of the private equity portfolio, see Note 9 on pages 98–100 of JPMorgan Chase’s 2004 Annual Report.
(c)	Unfunded commitments to private third-party equity funds were $494 million and $563 million at March 31, 2005, and December 31, 2004, respectively.

The carrying value of the Private Equity portfolio at March 31, 2005, was $7.2 billion, a decrease of $308 million from December 31, 2004. The decrease was primarily the result of sales of investments, consistent with management’s intention to reduce over time the capital committed to private equity.

BALANCE SHEET ANALYSIS

Selected balance sheet data (in millions)	March 31, 2005	December 31, 2004

Assets
Cash and due from banks	$37,593	$35,168
Deposits with banks and Federal funds sold	29,867	28,958
Securities purchased under resale agreements and Securities borrowed	170,389	141,504
Trading assets – debt and equity instruments	230,725	222,832
Trading assets – derivative receivables	60,388	65,982
Securities:
Available-for-sale	75,150	94,402
Held-to-maturity	101	110
Loans, net of allowance	395,734	394,794
Other receivables	38,046	31,086
Goodwill and other intangible assets	58,320	57,887
All other assets	81,992	84,525

Total assets	$1,178,305	$1,157,248

Liabilities
Deposits	$531,379	$521,456
Securities sold under repurchase agreements	118,370	105,912
Trading liabilities – debt and equity instruments	96,090	87,942
Trading liabilities – derivative payables	57,626	63,265
Long-term debt	99,329	95,422
All other liabilities	170,171	177,598

Total liabilities	1,072,965	1,051,595
Stockholders’ equity	105,340	105,653

Total liabilities and stockholders’ equity	$1,178,305	$1,157,248

Balance sheet overview
At March 31, 2005, the Firm’s total assets were $1.2 trillion, an increase of $21 billion, or 2%, from December 31, 2004. Growth was primarily in securities purchased under resale agreements and securities borrowed, and in trading assets, partially offset by declines in derivative receivables and available-for-sale (“AFS”) securities.

At March 31, 2005, the Firm’s total liabilities were $1.1 trillion, an increase of $21 billion, or 2%, from December 31, 2004. Growth was primarily driven by U.S. interest-bearing deposits, trading liabilities, securities sold under repurchase agreements, and long-term debt and capital debt securities. This growth was partially offset by a decline in derivative payables.

Trading assets and liabilities – debt and equity instruments
The Firm’s debt and equity trading instruments consist primarily of fixed income securities (including government and corporate debt) and cash equity and convertible instruments used for both market-making and proprietary risk taking activities. The increase over December 31, 2004, was primarily due to growth in client-driven market-making activities across interest rate, credit and equity markets, as well as an increase in proprietary trading activities.

Trading assets and liabilities – derivative receivables and payables
The Firm uses various interest rate, foreign exchange, equity, credit and commodity derivatives for market-making, proprietary risk-taking and risk management purposes. The decline from year-end 2004 was primarily due to appreciation of the dollar. For additional information, refer to Credit risk management and Note 3 on pages 41–49 and 60, respectively, of this Form 10-Q.

Securities
The AFS portfolio declined by $19.3 billion from 2004 year-end, primarily as a result of securities sales that occurred during the month of March 2005. These sales were the result of a management decision to reposition the investment portfolio to manage exposure to rising interest rates. For additional information related to securities, refer to Note 8 on page 63 of this Form 10-Q.

Loans
Loans, net of allowance, were $395.7 billion at March 31, 2005, an increase of $940 million from the 2004 year-end. The increase during the first quarter of 2005 was primarily due to slight growth in the CS and wholesale portfolios and a reduction in the Allowance for loan losses; these were partially offset by RFS’s sale of its $2 billion recreational vehicle loan portfolio. For a more detailed discussion of the loan portfolio and the Allowance for loan losses, refer to Credit risk management on pages 41–49 of this Form 10-Q.

Goodwill and other intangible assets
The $433 million increase in Goodwill and other intangible assets from December 31, 2004 was primarily the result of an increase in goodwill related to the joint venture with Cazenove, and the positive impact on the MSR asset of risk management results and a decline in the related valuation allowance; partially offsetting these increases was the amortization of intangibles, primarily purchased credit card relationships and core deposit intangibles. For additional information, see Note 14 on pages 69–71 of this Form 10-Q.

Deposits

Deposits increased by 2% from December 31, 2004. Retail deposit growth reflected successful marketing programs and the ongoing expansion of the branch distribution network. Wholesale deposits were higher, driven by growth in business volumes. For more information on deposits, refer to the RFS segment discussion and the Liquidity risk management discussion on pages 17–23 and 39–40, respectively, of this Form 10-Q. For more information on liability balances, refer to the CB and TSS segment discussions on pages 26–27 and 27–29, respectively, of this Form 10-Q.

Long-term debt

Long-term debt increased by $3.9 billion, or 4%, from December 31, 2004, primarily due to net new debt issuances. For additional information on the Firm’s long-term debt activity, see the Liquidity risk management discussion on pages 39–40 of this Form 10-Q.

Stockholders’ equity
Total stockholders’ equity decreased $313 million from year-end 2004, to $105.3 billion at March 31, 2005. Net income was more than offset by cash dividends and stock repurchases in the quarter. For a further discussion of capital, see Capital management on pages 35–37 of this Form 10-Q.

CAPITAL MANAGEMENT

The following discussion of JPMorgan Chase’s Capital Management highlights developments since December 31, 2004, and should be read in conjunction with pages 50-52 of JPMorgan Chase’s 2004 Annual Report.

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

For performance management purposes, the Firm does not allocate goodwill to the lines of business because it believes that the accounting-driven allocation of goodwill could distort assessment of relative returns. In management’s view, this approach fosters better comparison of returns among the lines of business, as well as a better comparison of a line of business’ returns with external peers. The Firm assigns an amount of equity capital equal to the then current book value of the Firm’s goodwill to the Corporate segment. The return on invested capital related to the Firm’s goodwill assets is managed within the Corporate segment. In accordance with SFAS 142, the Firm allocates goodwill to the lines of business based on the underlying fair values of the businesses and then performs the required impairment testing. For a further discussion of goodwill and impairment testing, see Note 14 on pages 69–71 of this Form 10-Q, and Critical accounting estimates on page 79 of JPMorgan Chase’s 2004 Annual Report.

The current methodology used to assign line of business equity is not comparable to equity assigned to the lines of business prior to July 1, 2004. The increase in average common equity in the table below from 2004 was primarily attributable to the Merger.

(in billions)	Quarterly Averages
Line of business equity(a)	1Q05	1Q04

Investment Bank	$20.0	$15.1
Retail Financial Services	13.1	5.2
Card Services	11.8	3.4
Commercial Banking	3.4	0.8
Treasury & Securities Services	1.9	3.2
Asset & Wealth Management	2.4	5.5
Corporate(b)	52.7	12.6

Total common stockholders’ equity	$105.3	$45.8

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
(b)	First quarter of 2005 includes $43.3 billion of equity to offset goodwill and $9.4 billion of equity primarily related to Treasury, Private Equity and the Corporate Pension Plan.

Economic Risk Capital
JPMorgan Chase assesses its capital adequacy relative to the underlying risks of the Firm’s business activities utilizing internal risk-assessment methodologies. The Firm assigns economic capital based primarily on five risk factors: credit risk, market risk, operational risk and business risk for each business; and private equity risk, principally for the Firm’s private equity business.

(in billions)	Quarterly Averages
Economic risk capital(a)	1Q05	1Q04

Credit risk	$23.1	$9.5
Market risk	8.7	5.6
Operational risk	5.3	3.4
Business risk	2.1	1.7
Private equity risk	4.1	4.5

Economic risk capital	43.3	24.7
Goodwill	43.3	8.7
Other(b)	18.7	12.4

Total common stockholders’ equity	$105.3	$45.8

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
(b)	Additional capital required to meet internal regulatory/debt rating objectives.

Regulatory Capital
The Firm’s federal banking regulator, the Federal Reserve Board (“FRB”), establishes capital requirements, including well-capitalized standards for the consolidated financial holding company. The Office of the Comptroller of the Currency (“OCC”) establishes similar capital requirements and standards for the Firm’s national banks, including JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank”) and Chase Bank USA, National Association.

On March 1, 2005, the FRB issued a final rule that continues the inclusion of trust preferred securities in Tier 1 capital, subject to stricter quantitative limits. The rule provides for a five-year transition period. The Firm continues to assess the impact of the final rule, which became effective on April 11, 2005.

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

The following tables show that JPMorgan Chase maintained a well-capitalized position based on Tier 1 and Total capital ratios at March 31, 2005 and December 31, 2004.

				Adjusted
	Tier 1	Total	Risk-weighted	average	Tier 1	Total	Tier 1
(in millions, except ratios)	capital	capital	assets(b)	assets(c)	capital ratio	capital ratio	leverage ratio

March 31, 2005
JPMorgan Chase & Co.(a)	$69,435	$96,378	$811,822	$1,110,058	8.6%	11.9%	6.3%
JPMorgan Chase Bank, N.A.	56,608	78,982	679,743	945,391	8.3	11.6	6.0
Chase Bank USA, N.A.	9,308	11,781	86,946	75,503	10.7	13.5	12.3

December 31, 2004
JPMorgan Chase & Co.(a)	$68,621	$96,807	$791,373	$1,102,456	8.7%	12.2%	6.2%
JPMorgan Chase Bank, N.A.	55,489	78,478	670,295	922,877	8.3	11.7	6.0
Chase Bank USA, N.A.	8,726	11,186	86,955	71,797	10.0	12.9	12.2

Well capitalized ratios(d)					6.0%	10.0%	5.0	%(e)
Minimum capital ratios(d)					4.0	8.0	3.0	(f)

(a)
Assets and capital amounts for JPMorgan Chase’s banking subsidiaries include intercompany transactions, whereas the respective amounts for JPMorgan Chase reflect the elimination of intercompany transactions.

(b)
Includes off–balance sheet risk-weighted assets in the amounts of $249.9 billion, $228.2 billion and $15.1 billion, respectively at March 31, 2005, and $250.3 billion, $229.6 billion and $15.5 billion, respectively, at December 31, 2004.

(c)
Average adjusted assets for purposes of calculating the leverage ratio include total average assets adjusted for unrealized gains/losses on securities, less deductions for disallowed goodwill and other intangible assets, investments in subsidiaries and the total adjusted carrying value of nonfinancial equity investments that are subject to deductions from Tier 1 capital.

(d)	As defined by the regulations issued by the FRB, Federal Deposit Insurance Corporation (“FDIC”), and OCC.
(e)
Represents requirements for bank subsidiaries pursuant to regulations issued under the Federal Deposit Insurance Corporation Improvement Act. There is no Tier 1 leverage component in the definition of a well-capitalized bank holding company.

(f)	The minimum Tier 1 leverage ratio is 3% at the Bank Holding Company level, and 3% or 4% at the Bank level as specified in regulations issued by the FRB and OCC.

Tier 1 capital was $69.4 billion at March 31, 2005, compared with $68.6 billion at December 31, 2004, an increase of $814 million. The increase was primarily due to net income of $2.3 billion and $1.0 billion of additional qualifying trust preferred securities; these were partially offset by dividends paid of $1.2 billion and common share repurchases of $1.3 billion.

Dividends
The Firm’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain an adequate capital level and alternative investment opportunities. In the first quarter of 2005, JPMorgan Chase declared a quarterly cash dividend on its common stock of $0.34 per share, payable April 30, 2005 to stockholders of record at the close of business April 6, 2005. The Firm has targeted a common stock dividend payout ratio of approximately 30%-40% of the Firm’s operating earnings over time.

Stock repurchases
On July 20, 2004, the Board of Directors approved an initial stock repurchase program in the aggregate amount of $6.0 billion. This amount includes shares to be repurchased to offset issuances under the Firm’s employee stock-based plans. The actual amount of shares repurchased will be subject to various factors, including market conditions; legal considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account goodwill and intangibles); internal capital generation; and alternative potential investment opportunities. During the first quarter of 2005, under the stock repurchase program, the Firm repurchased 36 million shares for $1.3 billion at an average price per share of $36.57. The Firm did not repurchase any shares of its common stock during the first quarter of 2004. For additional information regarding repurchases of the Firm’s equity securities, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, on page 82 of this Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

Special-purpose entities
JPMorgan Chase is involved with several types of off-balance sheet arrangements including special purpose entities (“SPEs”), lines of credit and loan commitments. The principal uses of SPEs are to obtain sources of liquidity for JPMorgan Chase and its clients by securitizing their financial assets, and to create investment products for clients. These arrangements are an important part of the financial markets, providing market liquidity by facilitating investors’ access to specific portfolios of assets and risks.

JPMorgan Chase is involved with SPEs in three broad categories of transactions: loan securitizations, multi-seller conduits and client intermediation. Capital is held, as appropriate, against all SPE-related transactions and related exposures, such as derivative transactions and lending-related commitments. For a further discussion of SPEs and the Firm’s accounting for them, see Note 12 on pages 65–68 and Note 13 on pages 68–69 of this Form 10–Q, and Off-balance sheet arrangements and contractual cash obligations on pages 52–53, Note 1 on page 88, Note 13 on pages 103–106 and Note 14 on pages 106–109 of JPMorgan Chase’s 2004 Annual Report.

For certain liquidity commitments to SPEs, the Firm could be required to provide funding if the credit rating of JPMorgan Chase Bank were downgraded below specific levels, primarily P-1, A-1 and F1 for Moody’s, Standard & Poor’s and Fitch, respectively. The amount of these liquidity commitments was $77.5 billion and $79.4 billion at March 31, 2005, and December 31, 2004, respectively. Alternatively, if JPMorgan Chase Bank were downgraded, the Firm could be replaced by another liquidity provider in lieu of funding under the liquidity commitment, or, in certain circumstances, could facilitate the sale or refinancing of the assets in the SPE in order to provide liquidity.

Of the $77.5 billion of liquidity commitments at March 31, 2005, $49.1 billion was included in the Firm’s total other unfunded commitments to extend credit, included in the table below. Of the $79.4 billion of liquidity commitments at December 31, 2004, $47.7 billion was included in the Firm’s total other unfunded commitments to extend credit. As a result of the Firm’s consolidation of multi-seller conduits in accordance with FIN 46R, $28.4 billion of the March 31, 2005 commitments were excluded from the table, as the underlying assets of the SPEs have been included on the Firm’s Consolidated balance sheets; this compares with $31.7 billion of commitments that were excluded at December 31, 2004.

The following table summarizes certain revenue information related to variable interest entities (“VIEs”) with which the Firm has significant involvement, and qualifying SPEs (“QSPEs”). For a further discussion of VIEs and QSPEs, see Note 1 on page  88 of JPMorgan Chase’s 2004 Annual Report.

Revenue from VIEs and QSPEs

Three months ended March 31,(a)
(in millions)	VIEs(b)	QSPEs	Total

2005	$57	$404	$461
2004	23	265	288

(a)	2005 activity includes three months of combined Firm’s activity, while 2004 reflects the results of heritage JPMorgan Chase only.
(b)	Includes VIE-related revenue (i.e., revenue associated with consolidated and significant interests in nonconsolidated VIEs).

The revenue reported in the table above primarily represents servicing and custodial fee income. The Firm also has exposure to certain SPEs arising from derivative transactions; these transactions are recorded at fair value on the Firm’s Consolidated balance sheets, with changes in fair value (i.e., mark-to-market (“MTM”) gains and losses) recorded in Trading revenue. Such MTM gains and losses are not included in the revenue amounts reported in the table above.

The accompanying table summarizes JPMorgan Chase’s off–balance sheet lending-related financial instruments by remaining maturity, at March 31, 2005.

Off-balance sheet lending-related financial instruments
By remaining maturity at March 31, 2005	Under	1–3	3–5	After
(in millions)	1 year	years	years	5 years	Total

Consumer	$562,871	$3,498	$4,670	$43,910	$614,949
Wholesale:
Other unfunded commitments to extend credit(a)(b)	118,275	66,170	36,495	9,498	230,438
Standby letters of credit and guarantees(a)	33,611	29,250	13,379	2,869	79,109
Other letters of credit(a)	5,679	869	162	25	6,735

Total wholesale	157,565	96,289	50,036	12,392	316,282

Total off–balance sheet lending-related financial instruments	$720,436	$99,787	$54,706	$56,302	$931,231

(a)	Represents contractual amount net of risk participations totaling $25.8 billion at March 31, 2005.

(b)	Includes unused advised lines of credit totaling $22.9 billion at March 31, 2005, which are not legally binding. In regulatory filings with the FRB, unused advised lines are not reportable.

RISK MANAGEMENT

Risk is an inherent part of JPMorgan Chase’s business activities. The Firm’s risk management framework and governance structure is intended to provide comprehensive controls and ongoing management of its major risks. In addition, this framework recognizes the diversity among the Firm’s core businesses, which helps reduce the impact of volatility in any particular area on the Firm’s operating results as a whole. There are seven major risk types identified in the business activities of the Firm: liquidity risk, credit risk, market risk, operational risk, legal and reputation risk, fiduciary risk and principal risk.

For a further discussion of these risks see pages 54–76 of JPMorgan Chase’s 2004 Annual Report.

LIQUIDITY RISK MANAGEMENT

The following discussion of JPMorgan Chase’s liquidity management framework highlights developments since December 31, 2004, and should be read in conjunction with pages 55–56 of JPMorgan Chase’s 2004 Annual Report. Through active liquidity management, the Firm seeks to preserve stable, reliable and cost-effective sources of funding. Management uses a variety of liquidity risk measures that take into consideration market conditions, prevailing interest rates, liquidity needs and the desired maturity profile of liabilities.

Funding

Sources of funds
The diversity of the Firm’s funding sources enhances financial flexibility and limits dependence on any one source, thereby minimizing the cost of funds. A major source of liquidity for JPMorgan Chase Bank is provided by its large core deposit base. Core deposits include all U.S. deposits insured by the FDIC, up to the legal limit of $100,000 per depositor. In the first quarter of 2005, core bank deposits remained at approximately the same level as year-end.

Additional funding flexibility is provided by the Firm’s ability to access the repurchase and asset securitization markets. At March 31, 2005, $76.5 billion of securities were available for repurchase agreements, and $36.9 billion of credit card, automobile and mortgage loans were available for securitizations. These alternatives are evaluated on an ongoing basis to achieve an appropriate balance of secured and unsecured funding. The ability to securitize loans, and the associated gains on those securitizations, are principally dependent on the credit quality and yields of the assets securitized, and are generally not dependent on the credit ratings of the issuing entity. Transactions between the Firm and its securitization structures are reflected in JPMorgan Chase’s consolidated financial statements; these relationships include retained interests in securitization trusts, liquidity facilities and derivative transactions. For further details, see Notes 12 and 13 on pages 65–68 and 68–69, respectively, of this Form 10–Q.

The Firm is an active participant in the global financial markets. These markets serve as a cost-effective source of funds and are a critical component of the Firm’s liquidity management. Decisions concerning the timing and tenor of accessing these markets are based on relative costs, general market conditions, prospective views of balance sheet growth and a targeted liquidity profile.

Issuance
Corporate credit spreads narrowed to historically tight levels in the first two months of 2005 providing JPMorgan Chase with global access to funding and capital at highly competitive levels. The Firm further diversified its funding across the global markets, while reducing costs and lengthening maturities. Corporate market conditions deteriorated somewhat in March, erasing early 2005 gains; however, funding costs still remain attractive on a historical basis.

During the first quarter of 2005, JPMorgan Chase issued approximately $15.8 billion of long-term debt and capital securities. These issuances were partially offset by $9.9 billion of long-term debt and capital securities that matured or were redeemed. In addition, during the first quarter of 2005 the Firm securitized approximately $3.6 billion of residential mortgage loans and $425 million of credit card loans, resulting in pre-tax gains on securitizations of $10 million and $2 million, respectively. The Firm did not securitize any automobile loans during the first quarter of 2005. For a further discussion of loan securitizations, see Note 12 on pages 65–68 of this Form 10–Q.

Credit ratings
The credit ratings of JPMorgan Chase’s parent holding company and each of its significant banking subsidiaries were, as of March 31, 2005, as follows:

	Short-term debt			Senior long-term debt
	Moody’s	S&P	Fitch	Moody’s	S&P	Fitch

JPMorgan Chase & Co.	P-1	A-1	F1	Aa3	A+	A+
JPMorgan Chase Bank, N.A.	P-1	A-1+	F1+	Aa2	AA-	A+
Chase Bank USA, N.A.	P-1	A-1+	F1+	Aa2	AA-	A+

The Firm’s principal insurance subsidiaries had the following financial strength ratings as of March 31, 2005:

	Moody’s	S&P	A.M. Best

Chase Insurance Life and Annuity Company	A2	A+	A
Chase Insurance Life Company	A2	A+	A

The cost and availability of unsecured financing are influenced by credit ratings. A reduction in these ratings could adversely affect the Firm’s access to liquidity sources, increase the cost of funds, trigger additional collateral requirements and decrease the number of investors and counterparties willing to lend. Critical factors in maintaining high credit ratings include a stable and diverse earnings stream, strong capital ratios, strong credit quality and risk management controls, diverse funding sources and strong liquidity monitoring procedures.

If the Firm’s ratings were downgraded by one notch, the Firm estimates the incremental cost of funds and the potential loss of funding to be negligible. Additionally, the Firm estimates the additional funding requirements for VIEs and other third-party commitments would not be material. In the current environment, the Firm believes a downgrade is unlikely. For additional information on the impact of a credit ratings downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements, see Off–balance Sheet Arrangements on pages 38–39 and Ratings profile of derivative receivables mark-to-market (“MTM”) on page 45 of this Form 10–Q.

CREDIT RISK MANAGEMENT

The following discussion of JPMorgan Chase’s credit portfolio as of March 31, 2005, highlights developments since December 31, 2004, and should be read in conjunction with pages 57–69, page 77 and Notes 11, 12, 27 and 28 of JPMorgan Chase’s 2004 Annual Report.

The Firm assesses its consumer credit exposure on a managed basis, which includes credit card securitizations. For a reconciliation of the Provision for credit losses on a reported basis to operating, or managed, basis, see pages 10–12 of this Form 10–Q.

CREDIT PORTFOLIO

The following table presents JPMorgan Chase’s credit portfolio as of March 31, 2005, and December 31, 2004. Total wholesale credit exposure was essentially unchanged from December 31, 2004, to March 31, 2005, while total consumer credit exposure increased by $8.5 billion from year-end 2004.

Wholesale and consumer credit portfolio

			Nonperforming				Average annual net
	Credit exposure		assets(r)(s)		Net charge-offs(t)		charge-off rate(t)

	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
(in millions, except ratios)	2005	2004	2005	2004	1Q05	1Q04	1Q05	1Q04

Wholesale(a)(b)(c)
Loans – reported(d)	$137,401	$135,067	$1,329	$1,574	$(9)	$89	(0.03)%	0.50%
Derivative receivables(e)	60,388	65,982	241	241	NA	NA	NA	NA
Interests in purchased receivables	28,484	31,722	—	—	NA	NA	NA	NA

Total wholesale credit-related assets(d)	226,273	232,771	1,570	1,815	(9)	89	(0.03)	0.50
Lending-related commitments(f)(g)	316,282	309,399	NA	NA	NA	NA	NA	NA

Total wholesale credit exposure(d)(h)	$542,555	$542,170	$1,570	$1,815	$(9)	$89	(0.03)%	0.50%

Consumer(b)(i)(j)
Loans – reported(k)	$265,268	$267,047	$1,158	$1,169	$825	$355	1.36%	1.16%
Loans – securitized(k)(l)	67,328	70,795	—	—	917	473	5.36	5.53

Total managed consumer loans(k)	$332,596	$337,842	$1,158	$1,169	$1,742	$828	2.23	2.11
Lending-related commitments	614,949	601,196	NA	NA	NA	NA	NA	NA

Total consumer credit exposure(m)	$947,545	$939,038	$1,158	$1,169	$1,742	$828	2.23	2.11

Total credit portfolio
Loans – reported	$402,669	$402,114	$2,487	$2,743	$816	$444	0.88%	0.92%
Loans – securitized(l)	67,328	70,795	—	—	917	473	5.36	5.53

Total managed loans	469,997	472,909	2,487	2,743	1,733	917	1.58	1.61
Derivative receivables(e)	60,388	65,982	241	241	NA	NA	NA	NA
Interests in purchased receivables	28,484	31,722	—	—	NA	NA	NA	NA

Total managed credit-related assets	558,869	570,613	2,728	2,984	1,733	917	1.58	1.61
Wholesale lending-related commitments(f)(g)	316,282	309,399	NA	NA	NA	NA	NA	NA
Consumer lending-related commitments	614,949	601,196	NA	NA	NA	NA	NA	NA
Assets acquired in loan satisfactions(n)	NA	NA	221	247	NA	NA	NA	NA

Total credit portfolio(o)	$1,490,100	$1,481,208	$2,949	$3,231	$1,733	$917	1.58%	1.61%

Purchased held-for-sale wholesale loans(p)	$319	$351	$319	$351	NA	NA	NA	NA
Credit derivative hedges notional(q)	(34,314)	(37,200)	(15)	(15)	NA	NA	NA	NA
Collateral held against derivatives	(7,536)	(9,301)	NA	NA	NA	NA	NA	NA

(a)	Includes Investment Bank, Commercial Banking, Treasury & Securities Services and Asset & Wealth Management.
(b)	Amounts are presented gross of the Allowance for loan losses.
(c)	Net charge-off rates exclude average wholesale loans HFS of $8.2 billion and $5.2 billion for the three months ended March 31, 2005 and 2004, respectively.
(d)	Wholesale loans past-due 90 days and over and accruing were $14 million and $8 million at March 31, 2005, and December 31, 2004, respectively.
(e)
The Firm also views its credit exposure on an economic basis. For derivative receivables, economic credit exposure is the three-year average of a measure known as Average exposure (which is the expected MTM value of derivative receivables at future time periods, including the benefit of collateral). Average exposure was $36 billion and $38 billion at March 31, 2005, and December 31, 2004, respectively. See pages 44–46 of this Form 10–Q, and pages 62–65 of JPMorgan Chase’s 2004 Annual Report, for a further discussion of the Firm’s derivative receivables.

(f)
The Firm also views its credit exposure on an economic basis. For lending-related commitments, economic credit exposure is represented by a “loan equivalent” amount, which is the portion of the unused commitment or other contingent exposure that is expected, based on average portfolio historical experience, to become outstanding in the event of a default by the obligor. Loan equivalents were $161 billion and $162 billion at March 31, 2005, and December 31, 2004, respectively. See page 46 of this Form 10–Q for a further discussion of this measure.

(g)
Includes unused advised lines of credit totaling $22.9 billion and $22.8 billion at March 31, 2005, and December 31, 2004, respectively, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable.

(h)	Represents Total wholesale loans, Derivative receivables, Interests in purchased receivables and Wholesale lending–related commitments.
(i)	Net charge-off rates exclude average HFS consumer loans (excluding Card Services) in the amount of $15.9 billion and $15.3 billion for the three months ended March 31, 2005 and 2004, respectively.
(j)	Includes Retail Financial Services and Card Services.
(k)	Past-due loans 90 days and over and accruing includes credit card receivables of $1.0 billion, and related credit card securitizations of $1.3 billion at both March 31, 2005, and December 31, 2004.
(l)	Represents securitized credit card receivables. For a further discussion of credit card securitizations, see Card Services on pages 23–25 of this Form 10–Q.
(m)	Represents Total consumer loans, Credit card securitizations and Consumer lending–related commitments.
(n)
At March 31, 2005, and December 31, 2004, includes $20 million and $23 million, respectively, of wholesale assets acquired in loan satisfactions, and $201 million and $224 million, respectively, of consumer assets acquired in loan satisfactions.

(o)
At March 31, 2005, and December 31, 2004, excludes $1.3 billion and $1.5 billion, respectively, of residential mortgage receivables in foreclosure status that are insured by government agencies. These amounts are excluded, as reimbursement is proceeding normally.

(p)	Represents distressed wholesale loans purchased as part of IB’s proprietary investing activities.
(q)
Represents the net notional amount of protection bought and sold of single-name and portfolio credit derivatives used to manage the credit risk of wholesale credit exposure; these derivatives do not qualify for hedge accounting under SFAS 133.

(r)	Excludes purchased HFS wholesale loans.
(s)
Nonperforming assets include wholesale HFS loans of $2 million at both March 31, 2005, and December 31, 2004, and consumer HFS loans of $31 million and $13 million at March 31, 2005, and December 31, 2004, respectively. HFS loans are carried at the lower of cost or market, and declines in value are recorded in Other income.

(t)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
NA–	Not applicable.

It is expected that the provision for credit losses for the wholesale business will return to a more normal level over time. Factors that could affect the level of charge-offs and nonperforming loans in the wholesale portfolios include, among others, a deterioration in the global economy, interest rate movements, changes in the U.S. and international debt and equity markets, and portfolio mix. While consumer credit quality is currently anticipated to remain relatively stable over the remainder of the year, significant deterioration in the U.S. economy could materially change this expectation. Factors that could affect the level of charge-offs and nonperforming loans in the RFS and CS portfolios include, among others, changes in consumer behavior, bankruptcy trends, portfolio seasoning, interest rate movements and portfolio mix.

WHOLESALE CREDIT PORTFOLIO

Wholesale exposure remained flat from December 31, 2004. Increases in lending-related commitments and loans of $7 billion and $2 billion, respectively, were offset by reductions in derivative receivables and interests in purchased receivables of $6 billion and $3 billion, respectively. The increase in lending-related commitments was primarily from the IB and Commercial Banking activities, and the decrease in derivative receivables was primarily due to appreciation of the dollar. Below are summaries of the maturity and ratings profiles of the wholesale portfolio as of March 31, 2005, and December 31, 2004. The ratings scale is based on the Firm’s internal risk ratings and is presented on an S&P-equivalent basis.

Wholesale exposure

	Maturity profile(a)				Ratings profile
					Investment-grade (“IG”)			Noninvestment-grade
							BBB+				Total
At March 31, 2005					AAA	A+	to	BB+	CCC+		% of
(in billions, except ratios)	<1 year	1–5 years	>5 years	Total	to AA-	to A-	BBB-	to B-	& below	Total	IG

Loans	46%	38%	16%	100%	$31	$20	$36	$47	$4	$138	63%
Derivative receivables(b)	12	42	46	100	28	10	11	11	—	60	82
Interests in purchased receivables	42	56	2	100	23	5	1	—	—	29	100
Lending-related commitments(b)(c)	50	46	4	100	131	69	71	43	2	316	86

Total exposure(d)	45%	44%	11%	100%	$213	$104	$119	$101	$6	$543	80%

Credit derivative hedges notional(e)	16%	78%	6%	100%	$(9)	$(11)	$(12)	$(2)	$—	$(34)	94%

	Maturity profile(a)				Ratings profile
					Investment-grade (“IG”)			Noninvestment-grade
							BBB+				Total
At December 31, 2004					AAA	A+	to	BB+	CCC+		% of
(in billions, except ratios)	<1 year	1-5 years	>5 years	Total	to AA-	to A-	BBB-	to B-	& below	Total	IG

Loans	43%	43%	14%	100%	$31	$20	$36	$43	$5	$135	64%
Derivative receivables(b)	19	39	42	100	34	12	11	9	—	66	86
Interests in purchased receivables	37	61	2	100	3	24	5	—	—	32	100
Lending-related commitments(b)(c)	46	52	2	100	124	68	74	40	3	309	86

Total exposure(d)	42%	49%	9%	100%	$192	$124	$126	$92	$8	$542	82%

Credit derivative hedges notional(e)	18%	77%	5%	100%	$(11)	$(11)	$(13)	$(2)	$—	$(37)	95%

(a)
The maturity profile of loans and lending-related commitments is based upon the remaining contractual maturity. The maturity profile of derivative receivables is based upon the maturity profile of Average exposure. See footnote (e) on page 41 of this Form 10–Q for a further discussion of Average exposure.

(b)
Based on economic credit exposure, the total percentage of Investment-grade for derivative receivables was 90% and 92% as of March 31, 2005, and December 31, 2004, respectively, and for lending-related commitments was 85% as of both March 31, 2005, and December 31, 2004. See footnotes (e) and (f) on pages 41–42 of this Form 10–Q for a further discussion of economic credit exposure.

(c)
Based on economic credit exposure, the maturity profile for the <1 year, 1–5 years and >5 years categories would have been 35%, 59% and 6%, respectively, as of March 31, 2005, and 31%, 65% and 4%, respectively, as of December 31, 2004. See footnote (f) on pages 41–42 of this Form 10–Q for a further discussion of economic credit exposure.

(d)
Based on economic credit exposure, the maturity profile for <1 year, 1–5 years and >5 years categories would have been 37%, 50% and 13%, respectively, as of March 31, 2005, and 35%, 54% and 11%, respectively, as of December 31, 2004. See footnotes (e) and (f) on pages 41–42 of this Form 10–Q for a further discussion of economic credit exposure.

(e)	Ratings are based on the underlying referenced assets.

As of March 31, 2005, the wholesale exposure ratings profile remained relatively stable compared with December 31, 2004.

Wholesale credit exposure – selected industry concentration
The Firm continues to focus on management of its industry concentrations, with particular attention paid to industries with actual or potential credit concerns. As of March 31, 2005, Oil & Gas replaced Media among the Top 10 industries as a result of a $1.4 billion increase in exposure to Oil & Gas and a $1.2 billion decrease in Media exposure. There were no other material changes in industry concentrations during the first quarter of 2005. See pagev 61 of JPMorgan Chase’s 2004 Annual Report for the Top 10 industries as of December 31, 2004.

Wholesale criticized exposure
Exposures deemed criticized generally represent a ratings profile similar to a rating of CCC+/Caa1 and lower, as defined by Standard & Poor’s/Moody’s. The criticized component of the portfolio decreased to $6.4 billion at March 31, 2005, from $8.3 billion at year-end 2004. The portfolio continued to experience improvement due to client upgrades as a result of improved financial performance, refinancings and gross charge-offs. In addition, during the first quarter of 2005, the Firm conformed its methodology for reporting criticized exposure as a result of the Merger and further systems integration. This resulted in a decrease of $1.2 billion. Excluding this change, criticized exposure would have been $7.6 billion at March 31, 2005.

	March 31, 2005		December 31, 2004
Criticized exposure – industry concentrations		% of		% of
(in millions)	Amount	portfolio	Amount	portfolio

Utilities	$735	11.4%	$890	10.7%
Real estate	617	9.6	765	9.2
Media	481	7.5	509	6.1
Business services	447	6.9	444	5.4
Consumer products	350	5.4	479	5.8
Airlines	348	5.4	450	5.4
Automotive	337	5.2	359	4.3
Machinery and equipment manufacturing	320	5.0	459	5.6
Building materials/construction	304	4.7	430	5.2
Metals/mining	289	4.5	438	5.3
All Other	2,221	34.4	3,061	37.0

Total	$6,449	100.0%	$8,284	100.0%

Wholesale nonperforming assets (“NPA”)

Nonperforming assets by line of business

(in millions, except ratios)	March 31, 2005	% of NPA	December 31, 2004	% of NPA	Change

Investment Bank	$1,056	67%	$1,196	65%	(12)%
Commercial Banking	452	28	547	30	(17)
Treasury & Securities Services	4	—	14	1	(71)
Asset & Wealth Management	78	5	81	4	(4)

Total(a)	$1,590	100%	$1,838	100%	(13)%

(a)	Includes assets acquired in loan satisfactions of $20 million and $23 million at March 31, 2005, and December 31, 2004, respectively.

Wholesale nonperforming assets (excluding purchased held-for-sale wholesale loans) decreased by $248 million from $1.8 billion at December 31, 2004, to $1.6 billion at March 31, 2005, as a result of loan sales, repayments and gross charge-offs taken. Wholesale net recoveries of $9 million were an improvement over $89 million of net charge-offs in the prior year, the result of lower gross charge-offs. The wholesale net recovery rate was 0.03% for the first quarter of 2005, compared with a net charge-off rate of 0.50% in the prior year.

Derivative contracts
In the normal course of business, the Firm uses derivative instruments to meet the needs of customers, to generate revenues through trading activities, to manage exposure to fluctuations in interest rates, currencies and other markets and to manage the Firm’s credit exposure. For a further discussion of derivative contracts, see Note 18 on page 72 of this Form 10–Q, and pages 62–65 of JPMorgan Chase’s 2004 Annual Report.

The following table summarizes the aggregate notional amounts and the reported derivative receivables (i.e., the MTM or fair value of the derivative contracts after taking into account the effects of legally enforceable master netting agreements) at each of the dates indicated:

	Notional amounts(a)		Derivative receivables MTM
(in billions)	March 31, 2005	December 31, 2004	March 31, 2005		December 31, 2004

Interest rate	$37,412	$37,022	$41		$46
Foreign exchange	1,710	1,886	5		8
Equity	446	434	7		6
Credit derivatives	1,333	1,071	3		3
Commodity	114	101	4		3

Total	$41,015	$40,514	$60		$66
Collateral held against derivative receivables	NA	NA	(7)	(b)	(9	)(c)

Total	NA	NA	$53		$57

(a)	The notional amounts represent the gross sum of long and short third-party notional derivative contracts, excluding written options and foreign exchange spot contracts.
(b)
The Firm held $36 billion of collateral against derivative receivables as of March 31, 2005, consisting of $29 billion in net cash received under credit support annexes to legally enforceable master netting agreements, and $7 billion of other highly liquid collateral. The benefit of the $29 billion is reflected within the $60 billion of derivative receivables MTM. Excluded from the $36 billion of collateral is $10 billion of collateral delivered by clients at the initiation of transactions; this collateral secures exposure that could arise in the existing derivatives portfolio should the MTM of the client’s transactions move in the Firm’s favor. Also excluded are credit enhancements in the form of letter-of-credit and surety receivables.

(c)
The Firm held $41 billion of collateral against derivative receivables as of December 31, 2004, consisting of $32 billion in net cash received under credit support annexes to legally enforceable master netting agreements, and $9 billion of other highly liquid collateral. The benefit of the $32 billion is reflected within the $66 billion of derivative receivables MTM. Excluded from the $41 billion of collateral is $10 billion of collateral delivered by clients at the initiation of transactions; this collateral secures exposure that could arise in the existing derivatives portfolio should the MTM of the client’s transactions move in the Firm’s favor. Also excluded are credit enhancements in the form of letter-of-credit and surety receivables.

The $41 trillion of notional principal of the Firm’s derivative contracts outstanding at March 31, 2005, significantly exceeded, in the Firm’s view, the possible credit losses that could arise from such transactions. For most derivative transactions, the notional principal amount does not change hands; it is simply used as a reference to calculate payments. The appropriate measure of current credit risk is, in the Firm’s view, the MTM value of the contract, which represents the cost to replace the contracts at current market rates should the counterparty default. When JPMorgan Chase has more than one transaction outstanding with a counterparty, and a legally enforceable master netting agreement exists with that counterparty, the netted MTM exposure, less collateral held, represents, in the Firm’s view, the appropriate measure of current credit risk. At March 31, 2005, the MTM value of derivative receivables (after taking into account the effects of legally enforceable master netting agreements and the impact of net cash received under credit support annexes to such legally enforceable master netting agreements) was $60 billion. Further, after taking into account $7 billion of other highly liquid collateral held by the Firm, the net current MTM credit exposure was $53 billion.

The following table summarizes the ratings profile of the Firm’s Consolidated balance sheet Derivative receivables MTM, net of cash and other highly liquid collateral, for the dates indicated:

Ratings profile of derivative receivables MTM

	March 31, 2005		December 31, 2004
Rating equivalent	Exposure net	% of exposure	Exposure net	% of exposure
(in millions)	of collateral(a)	net of collateral	of collateral (b)	net of collateral

AAA to AA-	$25,179	48%	$30,384	53%
A+ to A-	7,964	15	9,109	16
BBB+ to BBB-	9,575	18	9,522	17
BB+ to B-	9,770	18	7,271	13
CCC+ and below	364	1	395	1

Total	$52,852	100%	$56,681	100%

(a)	See footnote (b) on page 44.
(b)	See footnote (c) on page 44.

The Firm actively pursues the use of collateral agreements to mitigate counterparty credit risk in derivatives. The percentage of the Firm’s derivatives transactions subject to collateral agreements decreased slightly, to 77% as of March 31, 2005, from 79% at December 31, 2004. The Firm held $36 billion of collateral as of March 31, 2005 (including $29 billion of net cash received under credit support annexes to legally enforceable master netting agreements), compared with $41 billion as of December 31, 2004 (including $32 billion of net cash received under credit support annexes to legally enforceable master netting agreements). The Firm posted $27 billion of collateral as of March 31, 2005, compared with $31 billion at the end of 2004.

Certain derivative and collateral agreements include provisions that require the counterparty and/or the Firm, upon specified downgrades in their respective credit ratings, to post collateral for the benefit of the other party. As of March 31, 2005, the impact of a single-notch ratings downgrade to JPMorgan Chase Bank, from its current rating of AA- to A+, would have been an additional $1.4 billion of collateral posted by the Firm; the impact of a six-notch ratings downgrade (from AA- to BBB-) would have been $3.6 billion of additional collateral. Certain derivative contracts also provide for termination of the contract, generally upon a downgrade of either the Firm or the counterparty, at the then-existing MTM value of the derivative contracts.

Use of credit derivatives
The following table presents the Firm’s notional amounts of credit derivatives protection bought and sold by the respective businesses as of March 31, 2005, and December 31, 2004:

Credit derivatives positions

	Notional amount
	Portfolio management		Dealer/client
	Protection	Protection	Protection	Protection
(in millions)	bought(a)	sold	bought	sold	Total

March 31, 2005	$34,347	$33	$623,967	$674,757	$1,333,104
December 31, 2004	37,237	37	501,266	532,335	1,070,875

(a)	Includes $1 billion and $2 billion at March 31, 2005, and December 31, 2004, respectively, of portfolio credit derivatives.

JPMorgan Chase has limited counterparty exposure as a result of its credit derivatives transactions. Of the $60 billion of total Derivative receivables at March 31, 2005, approximately $3 billion, or 5%, was associated with credit derivatives, before the benefit of highly liquid collateral. The use of credit derivatives to manage exposures by the Credit Portfolio Group does not reduce the reported level of assets on the balance sheet or the level of reported off–balance sheet commitments.

Credit portfolio management activity
In managing its wholesale credit exposure, the Firm purchases single-name and portfolio credit derivatives. As of March 31, 2005, the notional outstanding amount of protection bought via single-name and portfolio credit derivatives was $33 billion and $1 billion, respectively. The Firm also diversifies its exposures by providing (i.e., selling) credit protection, which increases exposure to industries or clients where the Firm has little or no client-related exposure. This activity is not material to the Firm’s overall credit exposure.

Use of single-name and portfolio credit derivatives

	Notional amount of protection bought
(in millions)	March 31, 2005	December 31, 2004

Credit derivatives used to manage:
Loans and lending-related commitments	$22,941	$25,002
Derivative receivables	11,406	12,235

Total	$34,347	$37,237

The credit derivatives used by JPMorgan Chase for its portfolio management activities do not qualify for hedge accounting under SFAS 133 and, therefore, effectiveness testing under SFAS 133 is not performed. These derivatives are reported at fair value, with gains and losses recognized as Trading revenue. The MTM value incorporates both the cost of credit derivative premiums and changes in value due to movement in spreads and credit events; in contrast, the loans and lending-related commitments being risk-managed are accounted for on an accrual basis. Loan interest and fees are generally recognized in Net interest income, and impairment is recognized in the Provision for credit losses. This asymmetry in accounting treatment, between loans and lending-related commitments and the credit derivatives utilized in portfolio management activities, causes earnings volatility that is not representative, in the Firm’s view, of the true changes in value of the Firm’s overall credit exposure. The MTM treatment of both the Firm’s credit derivatives used for managing credit exposure (“short” credit positions) and the Credit Valuation Adjustment (“CVA”), which reflects the credit quality of derivatives counterparty exposure (“long” credit positions), generally provides some natural offset.

Portfolio management activity in the first quarter of 2005 resulted in a gain of $54 million included in Trading revenue. This activity included $35 million of gains as a result of wider credit spreads on derivatives used to manage the Firm’s risk associated with accrual lending activities. The remaining $19 million of gains were driven by positive adjustments to the MTM value of the CVA. While credit spreads also widened in the overall derivatives portfolio, the impact was smaller due to the higher quality of the credit exposures. In addition, losses from spread widening were more than offset by lower expected losses due to the passage of time.

Portfolio management activity in the first quarter of 2004 resulted in a gain of $58 million included in Trading revenue. These gains included $21 million, the majority of which was the result of wider high yield credit spreads, on credit derivatives used to manage the Firm’s risk associated with accrual lending activities. The remaining $37 million of gains were driven by positive adjustments to the MTM value of the CVA. While credit spreads also widened in the overall derivatives portfolio, the impact was smaller due to the higher quality of the credit exposures. In addition, losses from spread widening were more than offset by lower expected losses due to the passage of time.

The Firm also actively manages its wholesale credit exposure through loan and commitment sales. During the first quarters of 2005 and 2004, the Firm sold $944 million and $1.8 billion of loans and commitments, respectively, in connection with the management of its wholesale credit exposure, resulting in gains of $11 million and losses of $6 million, respectively. These activities are not related to the Firm’s securitization activities, which are undertaken for liquidity and balance sheet management purposes. For a further discussion of securitization activity, see Note 12 on pages 65–68 of this Form 10–Q.

Dealer/client activity
As of March 31, 2005, the total notional amounts of protection purchased and sold by the dealer business were $624 billion and $675 billion, respectively. The mismatch between these notional amounts is attributable to the Firm selling protection on large, diversified, predominantly investment-grade portfolios (including the most senior tranches) and then risk managing these positions by buying protection on the more subordinated tranches of the same portfolios. In addition, the Firm may use securities to risk manage certain derivative positions. Consequently, while there is a mismatch in notional amounts of credit derivatives, in the Firm’s view, the risk positions are largely matched.

Lending-related commitments
The contractual amount of wholesale lending-related commitments was $316 billion at March 31, 2005, compared with $309 billion at December 31, 2004. The increase was primarily due to activity in the IB and Commercial Banking. In the Firm’s view, the total contractual amount of these instruments is not representative of the Firm’s actual credit risk exposure or funding requirements. In determining the amount of credit risk exposure the Firm has to wholesale lending-related commitments, which is used as the basis for allocating credit risk capital to these instruments, the Firm has established a “loan-equivalent” amount for each commitment; this represents the portion of the unused commitment or other contingent exposure that is expected, based on average portfolio historical experience, to become outstanding in the event of a default by an obligor. The amount of the loan equivalents as of March 31, 2005, and December 31, 2004, was $161 billion and $162 billion, respectively.

Country exposure
The Firm has a comprehensive process for measuring and managing its exposures and risk in emerging markets countries – defined as those countries potentially vulnerable to sovereign events. Exposures to a country include all credit-related lending, trading and investment activities, whether cross-border or locally funded. Exposure amounts are adjusted for credit enhancements (e.g., guarantees and letters of credit) provided by third parties located outside the country, if the enhancements fully cover the country risk as well as the business risk. As of March 31, 2005, the Firm’s exposure to any individual emerging markets country was not material.

CONSUMER CREDIT PORTFOLIO

JPMorgan Chase’s consumer portfolio consists primarily of residential mortgages and home equity loans, credit cards, auto and education financings and loans to small businesses. The domestic consumer portfolio reflects the benefit of diversification from both a product and a geographical perspective. The primary focus is on serving the prime consumer credit market.

The following table presents managed consumer credit–related information for the dates indicated:

Consumer portfolio

	Credit-related		Nonperforming				Average annual net
	exposure		assets		Net charge-offs		charge-off rate(d)
	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
(in millions, except ratios)	2005	2004	2005	2004	1Q05	1Q04(c)	1Q05	1Q04(c)

Consumer real estate
Home finance – home equity and other	$68,779	$67,837	$390	$416	$35	$25	0.21%	0.42%
Home finance – mortgage	55,588	56,816	301	257	6	3	0.05	0.03

Total Home finance	124,367	124,653	691	673	41	28	0.15	0.19
Auto & education finance	59,837	62,712	171	193	83	40	0.60	0.38
Consumer & small business and other	15,011	15,107	288	295	28	17	0.76	1.63
Credit card receivables – reported(a)	66,053	64,575	8	8	673	270	4.25	6.37

Total consumer loans – reported	265,268	267,047	1,158	1,169	825	355	1.36	1.16
Credit card securitizations(a)(b)	67,328	70,795	—	—	917	473	5.36	5.53

Total consumer loans – managed(a)	332,596	337,842	1,158	1,169	1,742	828	2.23	2.11
Assets acquired in loan satisfactions	NA	NA	201	224	NA	NA	NA	NA

Total consumer related assets – managed	332,596	337,842	1,359	1,393	1,742	828	2.23	2.11
Consumer lending–related commitments:
Home finance	60,380	53,223	NA	NA	NA	NA	NA	NA
Auto & education finance	5,655	5,193	NA	NA	NA	NA	NA	NA
Consumer & small business and other	7,961	10,312	NA	NA	NA	NA	NA	NA
Credit cards	540,953	532,468	NA	NA	NA	NA	NA	NA

Total lending-related commitments	614,949	601,196	NA	NA	NA	NA	NA	NA

Total consumer credit portfolio	$947,545	$939,038	$1,359	$1,393	$1,742	$828	2.23%	2.11%

(a)	Past-due loans 90 days and over and accruing includes credit card receivables of $1.0 billion and related credit card securitizations of $1.3 billion at both March 31, 2005, and December 31, 2004.
(b)	Represents securitized credit card receivables. For a further discussion of credit card securitizations, see Card Services on pages 23-25 of this Form 10–Q.
(c)	Heritage JPMorgan Chase only.
(d)	Net charge-off rates exclude average loans HFS of $15.9 billion and $15.3 billion for the three months ended March 31, 2005 and 2004, respectively.
NA–	Not applicable.

Total managed consumer loans as of March 31, 2005, were $333 billion, down from $338 billion at year-end 2004, reflecting the sale of the $2 billion recreational vehicle loan portfolio, and the seasonal pattern of credit card receivables. Consumer lending-related commitments increased by 2% to $615 billion at March 31, 2005, reflecting an increase in home equity and credit card commitments and a decrease in consumer & small business commitments. The following discussion relates to the specific loan and lending-related categories within the consumer portfolio:

Retail Financial Services
Loan balances for Retail Financial Services were $199.2 billion at March 31, 2005, down $3.3 billion, or 2%, from December 31, 2004. The decrease was driven primarily by the sale of a $2 billion recreational vehicle loan portfolio in the first quarter of 2005. The net charge-off rate was 0.34%, an increase of two basis points from the first quarter of 2004. The increase was primarily attributable to the Merger and the sale of the recreational vehicle loan portfolio, offset by improved credit trends in most consumer lending portfolios.

The Firm proactively manages its retail credit operation. Ongoing efforts include continual review and enhancement of credit underwriting criteria and refinement of pricing and risk management models.

Home Finance: Home Finance loans were $124 billion as of March 31, 2005, substantially unchanged from December 31, 2004. The loan balances comprised $69 billion of home equity and other loans and $55 billion of mortgages, including mortgage loans held for sale. Lower warehouse mortgage loan balances, driven by lower prime mortgage originations, were offset by higher retained balances in Home Equity and Mortgage Loans. Loan balances were also affected by the decision to retain, rather than securitize, subprime mortgage loans, which caused subprime mortgage loans to increase from $7 billion at December 31, 2004, to $9 billion at March 31, 2005. Home Finance provides real estate lending to the full spectrum of credit borrowers and maintains a geographic distribution of consumer real estate loans that is well diversified.

Auto & Education Finance: Loan balances in Auto & Education Finance decreased to $60 billion at March 31, 2005, down $3 billion from $63 billion at year-end 2004. The decrease was attributable to the sale of a $2 billion recreational vehicle loan portfolio in the first quarter of 2005 and to a decline in the vehicle lease outstandings from $8 billion to $7 billion. During 2004, the Firm completed a strategic review of all consumer lending portfolio segments, which resulted in the Firm choosing to de-emphasize vehicle leasing. It is anticipated that, over time, vehicle leases will account for a smaller share of loan balances and exposure. This strategic review also resulted in the aforementioned sale of the $2 billion recreational vehicle portfolio in the first quarter of 2005. The remaining Auto & education loan portfolio reflects a high concentration of prime-quality credits.

Consumer & small business and other: As of March 31, 2005, Small business & other consumer loans remained flat, with 2004 year-end levels of $15 billion. This portfolio segment is primarily composed of loans to small businesses, which consists of highly collateralized loans, often with personal loan guarantees.

Card Services
JPMorgan Chase analyzes its credit card portfolio on a managed basis, which includes credit card receivables on the consolidated balance sheet and those receivables sold to investors through securitization. Managed credit card receivables were $133 billion at March 31, 2005, a decrease of $2 billion from year-end 2004, reflecting the normal seasonal pattern.

Consumer credit quality trends continue to improve overall, benefiting from lower bankruptcies and a continued low level of delinquencies as reflected in the decrease in the managed credit card net charge-off rate to 4.83% in the first quarter of 2005 from 5.81% in the first quarter of 2004. Management continues its emphasis on credit risk management, including disciplined underwriting and account management practices targeted to the prime and super-prime credit sectors. Credit Risk Management tools used to manage the level and volatility of losses for credit card accounts have been continually updated, and, where appropriate, these tools were adjusted with the goal of reducing credit risk. The managed credit card portfolio continues to reflect a well-seasoned portfolio that has good U.S. geographic diversification.

The Firm plans to begin implementing new minimum-payment rules in the Card Services business during the third quarter of 2005 that will result in higher required payments from some customers. It is anticipated that this may increase delinquency and net charge-off rates in 2006. The magnitude of the impact is currently being assessed. The Firm expects the level of bankruptcy filings to accelerate prior to the October effective date of the bankruptcy legislation signed into law on April 20, 2005. Bankruptcy filings subsequent to the October effective date are expected to normalize.

ALLOWANCE FOR CREDIT LOSSES

For a discussion of the components of the allowance for credit losses, see Critical accounting estimates used by the Firm on page 77 and Note 12 on pages 102–103 of the JPMorgan Chase 2004 Annual Report. At March 31, 2005, management deemed the allowance for credit losses to be sufficient to absorb losses that are inherent in the portfolio, including losses that are not specifically identified, or for which the size of the loss has not yet been fully determined.

Three months ended March 31,(a)	2005			2004
(in millions)	Wholesale	Consumer	Total	Wholesale	Consumer	Total

Loans:
Beginning balance at January 1	$3,098	$4,222	$7,320	$2,204	$2,319	$4,523
Gross charge-offs	(61)	(972)	(1,033)	(168)	(406)	(574)
Gross recoveries	70	147	217	79	51	130

Net charge-offs	9	(825)	(816)	(89)	(355)	(444)
Provision for loan losses	(380)	811	431	(246)	288	42
Other	—	—	—	—	(1)	(1)

Ending balance at March 31	$2,727 (b)	$4,208 (c)	$6,935	$1,869	$2,251	$4,120

Lending-related commitments:
Beginning balance at January 1	$480	$12	$492	$320	$4	$324
Net charge-offs	—	—	—	—	—	—
Provision for lending-related commitments	(6)	2	(4)	(26)	(1)	(27)

Ending balance at March 31	$474	$14	$488 (d)	$294	$3	$297

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
(b)
Includes $385 million of asset-specific loss and $2.3 billion of formula-based loss. Included within the formula-based loss is $1.4 billion related to a statistical calculation, and adjustments to the statistical calculation of $894 million.

(c)	Includes $3.1 billion and $1.1 billion of the consumer statistical component and adjustments to the statistical component, respectively.

(d)
Includes $144 million of asset-specific loss and $344 million of formula-based loss. The formula-based loss for lending-related commitments is based on statistical calculation. There is no adjustment to the statistical calculation for lending-related commitments.

Overall: The Allowances for loan losses and lending-related commitments (collectively referred to as the allowance for credit losses) each have two components: asset-specific and formula-based. See Note 12 on pages 102–103 of the JPMorgan Chase 2004 Annual Report for a further discussion. The increase in the allowance for credit losses from March 31, 2004, was primarily driven by the Merger. The reduction in the allowance for credit losses of $385 million from December 31, 2004, to March 31, 2005, was primarily driven by improving credit quality in the wholesale business.

Loans: Excluding HFS loans, the Allowance for loan losses represented 1.83% of loans at March 31, 2005, compared with 1.94% at year-end 2004. The wholesale component of the Allowance was $2.7 billion as of March 31, 2005, a decrease from year-end 2004, reflecting improvement in IB’s credit quality as a result of turnover in the mix of the loan portfolio towards higher rated clients. The consumer component of the allowance was $4.2 billion as of March 31, 2005, and remained essentially unchanged from December 31, 2004.

Lending-related commitments: This allowance is reported in Other liabilities and was $488 million at March 31, 2005, compared with $492 million at December 31, 2004, again reflecting improved credit quality in the wholesale business.

Provision for credit losses
For a discussion of the reported Provision for credit losses, see page 9 of this Form 10–Q. The managed provision for credit losses, which reflects credit card securitizations, increased primarily due to the Merger.

			Provision for
			lending-related		Total provision for
	Provision for loan losses		commitments		credit losses
Three months ended March 31,(a) (in millions)	2005	2004	2005	2004	2005	2004

Investment Bank	$(356)	$(161)	$(10)	$(27)	$(366)	$(188)
Commercial Banking	(8)	(15)	2	2	(6)	(13)
Treasury & Securities Services	(5)	1	2	—	(3)	1
Asset & Wealth Management	(7)	11	—	(1)	(7)	10
Corporate	(4)	(82)	—	—	(4)	(82)

Total Wholesale	(380)	(246)	(6)	(26)	(386)	(272)

Retail Financial Services	92	55	2	(1)	94	54
Card Services	719	233	—	—	719	233

Total Consumer	811	288	2	(1)	813	287

Total provision	431	42	(4)	(27)	427	15
Add: Securitized credit losses	917	473	—	—	917	473

Total managed provision	$1,348	$515	$(4)	$(27)	$1,344	$488

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

MARKET RISK MANAGEMENT

Risk management process
For a discussion of the Firm’s market risk management organization, see pages 70–74 of JPMorgan Chase’s 2004 Annual Report.

Value-at-risk
JPMorgan Chase’s statistical risk measure, VAR, gauges the potential loss from adverse market moves in an ordinary market environment and provides a consistent cross-business measure of risk profiles and levels of risk diversification. VAR is used to compare risks across businesses, to monitor limits and to allocate economic capital to the business segments. VAR provides risk transparency in a normal trading environment. Each business day the Firm undertakes a comprehensive VAR calculation that includes both its trading and its nontrading activities. VAR for nontrading activities measures the amount of potential change in economic value. The Firm calculates VAR using a one-day time horizon and a 99% confidence level. This means the Firm would expect to incur losses greater than that predicted by VAR estimates only once in every 100 trading days, or about 2.5 times a year. For a further discussion of the Firm’s VAR methodology, see pages 71–73 of JPMorgan Chase’s 2004 Annual Report.

Trading VAR
IB trading VAR by risk type and credit portfolio VAR(a)

	2005				2004
Three months ended March 31,(b)	Average	Minimum	Maximum	At	Average	Minimum	Maximum	At
(in millions)	VAR	VAR	VAR	March 31, 2005	VAR	VAR	VAR	March 31, 2004

By risk type:
Fixed income	$57.2	$46.1	$71.6	$71.6	$73.4	$47.8	$97.6	$47.8
Foreign exchange	22.6	16.7	30.0	21.6	22.4	11.5	32.5	28.4
Equities	18.5	15.3	21.3	18.1	40.3	27.8	57.8	27.8
Commodities and other	9.8	6.5	17.4	10.0	8.1	7.1	9.6	7.1
Less: portfolio diversification	(43.1)	NM(d)	NM(d)	(48.1)	(49.9)	NM(d)	NM(d)	(41.2)

Total trading VAR	$65.0	$52.9	$77.7	$73.2	$94.3	$69.9	$122.1	$69.9
Credit portfolio VAR(c)	13.2	12.2	15.5	12.9	14.9	13.9	15.7	15.5
Less: portfolio diversification	(8.2)	NM (d)	NM (d)	(6.3)	(7.6)	NM (d)	NM (d)	(8.3)

Total trading and credit portfolio VAR(e)	$70.0	$57.4	$82.6	$79.8	$101.6	$77.1	$131.6	$77.1

(a)
Includes all mark-to-market trading activities in the IB, plus available-for-sale securities held for the IB’s proprietary purposes. Amounts exclude VAR related to the Firm’s private equity business. For a discussion of Private equity risk management, see page 52 of this Form 10–Q.

(b)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
(c)
Includes VAR on derivative credit valuation adjustments, credit valuation adjustment hedges and mark-to-market loan hedges, which are all reported in Trading revenue. This VAR does not include the accrual loan portfolio, which is not marked to market.

(d)
Designated as NM because the minimum and maximum may occur on different days for different risk components, and hence it is not meaningful to compute a portfolio diversification effect. In addition, JPMorgan Chase’s average and period-end VARs are less than the sum of the VARs of its market risk components, due to risk offsets resulting from portfolio diversification.

(e)
For the three months ended March 31, 2004, amounts have been revised to reflect the reclassification of hedge fund investments, reclassification of Treasury positions to portfolios outside the IB, and the inclusion of available-for-sale securities held for the IB’s proprietary purposes.

The largest contributor to the IB trading VAR in the first quarter of 2005 was fixed income risk. Before portfolio diversification, fixed income risk accounted for roughly 53% of the average IB Trading Portfolio VAR. The diversification effect, which on average reduced the daily average IB Trading Portfolio VAR by $43.1 million in the first quarter of 2005, reflects the fact that the largest losses for different positions and risks do not typically occur at the same time. The risk of a portfolio of positions is therefore usually less than the sum of the risks of the positions themselves. The degree of diversification is determined both by the extent to which different market variables tend to move together and by the extent to which different businesses have similar positions.

Average IB trading and Credit Portfolio VAR during the first quarter of 2005 declined to $70.0 million, compared with $101.6 million for the same period in 2004. The decrease was driven by a decline in fixed income and equities VAR, primarily due to decreased risk positions and reduced correlation between lines of business. Period-end VAR increased slightly over March 31, 2004 to $79.8 million from $77.1 million. In general, over the course of a year, VAR exposures can vary significantly as trading positions change and market volatility fluctuates.

VAR backtesting
To evaluate the soundness of its VAR model, the Firm conducts daily backtesting of VAR against actual financial results, based on daily market risk–related revenue. Market risk–related revenue is defined as the daily change in value of the mark-to-market trading portfolios plus any trading-related net interest income, brokerage commissions, underwriting fees or other revenue. The Firm’s definition of market risk–related revenue is consistent with the FRB’s implementation of the Basel Committee’s market risk capital rules. The accompanying histogram illustrates the daily market risk–related gains and losses for the IB trading businesses for the three months ended March 31, 2005. The chart shows that the IB posted market risk–related gains on 61 out of 64 days in this period, with four days exceeding $100 million. The inset graph looks at those days on which the IB experienced losses and depicts the amount by which VAR exceeded the actual loss on each of those days. Losses were sustained on three days, with no loss greater than $20 million, and with no loss exceeding the VAR measure.

Daily IB Market Risk-Related Gains and Losses
Average Daily Revenue: $50.9
Number of trading days
12
10
8
6
4
2
0
(20)><(10)
(10)><0
0><10
10><20
20><30
30><40
40><50
50><60
60><70
70><80
80><90
90><100
100><110
110><120
>120
$ in millions
Daily IB VAR Less Market Risk-Related Losses
3
2
1
0
<0
0><20
20><40
40><60
60><80
80><100
>100
$ in millions

Economic value stress testing
While VAR reflects the risk of loss due to unlikely events in normal markets, stress testing captures the Firm’s exposure to unlikely but plausible events in abnormal markets. Stress testing is equally as important as VAR in measuring and controlling risk. Stress testing enhances the understanding of the Firm’s risk profile and loss potential and is used for monitoring limits, cross-business risk measurement and economic capital allocation. Economic-value stress tests measure the potential change in the value of the Firm’s portfolios. Applying economic-value stress tests helps the Firm understand how the economic value of its balance sheet (i.e., not the amounts reported under U.S. GAAP) would change under certain scenarios. The Firm conducts economic-value stress tests monthly for both its trading and its nontrading activities, using multiple scenarios, as well as the same scenarios for both types of activities. Scenarios are continually reviewed and updated to reflect changes in the Firm’s risk profile and economic events.

Based on the Firm’s stress scenarios, the stress-test loss (pre-tax) in the IB’s trading portfolio ranged from $469 million to $745 million, and from $543 million to $1.2 billion for the three months ended March 31, 2005 and 2004, respectively. The 2005 results reflect the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only. In addition, the 2004 amounts have been revised to reflect the reclassification of hedge fund investments, reclassification of Treasury positions to portfolios outside the IB, and the inclusion of available-for-sale securities held for the IB’s proprietary purposes.

For a further discussion of the Firm’s stress-testing methodology, see page 73 of JPMorgan Chase’s 2004 Annual Report.

Earnings-at-risk stress testing
The VAR and stress-test measures described above illustrate the total economic sensitivity of the Firm’s balance sheet to changes in market variables. The effect of interest rate exposure on reported Net income is also critical. Interest rate risk exposure in the Firm’s core nontrading business activities (i.e., asset/liability management positions) results from on- and off–balance sheet positions. The Firm conducts simulations of NII for its nontrading activities under a variety of interest rate scenarios, which are consistent with the scenarios used for economic-value stress testing. Earnings-at-risk tests measure the potential change in the Firm’s Net interest income over the next 12 months. These tests highlight exposures to various rate-sensitive factors, such as the rates themselves (e.g., the prime lending rate), pricing strategies on deposits, optionality and changes in product mix. The tests included forecasted balance sheet changes, such as asset sales and securitizations, as well as prepayment and reinvestment behavior.

JPMorgan Chase’s 12-month pre-tax earnings sensitivity profile as of March 31, 2005, and December 31, 2004 were as follows:

	Immediate change in rates
(in millions)	+200bp	+100bp	-100bp

March 31, 2005	$(164)	$(29)	$(172)
December 31, 2004	(557)	(164)	(180)

The Firm is exposed to both rising and falling rates. The Firm’s risk to rising rates is largely the result of increased funding costs. In contrast, the exposure to falling rates is the result of potential compression of deposit spreads, coupled with higher anticipated levels of loan prepayments. The Firm’s risk to rising rates has declined due to portfolio repositioning.

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

OPERATIONAL RISK MANAGEMENT

For a discussion of JPMorgan Chase’s operational risk management, refer to page 75 of JPMorgan Chase’s 2004 Annual Report.

REPUTATION AND FIDUCIARY RISK MANAGEMENT

For a discussion of the Firm’s Reputation and Fiduciary Risk Management, see page 76 of JPMorgan Chase’s 2004 Annual Report.

PRIVATE EQUITY RISK MANAGEMENT

For a discussion of Private Equity Risk Management, see page 76 of JPMorgan Chase’s 2004 Annual Report. At March 31, 2005, the carrying value of the private equity portfolio was $7.2 billion.

SUPERVISION AND REGULATION

The following discussion should be read in conjunction with the Supervision and Regulation section on pages 1–4 of JPMorgan Chase’s 2004 Form 10–K.

Dividends
JPMorgan Chase’s bank subsidiaries could pay dividends to their respective bank holding companies, without the approval of their relevant banking regulators, in amounts up to the limitations imposed upon such banks by regulatory restrictions. These limitations, in the aggregate, totaled approximately $7.5 billion at March 31, 2005.

CRITICAL ACCOUNTING ESTIMATES USED BY THE FIRM

JPMorgan Chase’s accounting policies and use of estimates are integral to understanding its reported results. The Firm’s most complex accounting estimates require management’s judgment to ascertain the valuation of assets and liabilities. The Firm has established detailed policies and control procedures intended to ensure that valuation methods, including any judgments made as part of such methods, are well controlled, independently reviewed and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The Firm believes its estimates for determining the valuation of its assets and liabilities are appropriate. For further description of the Firm’s critical accounting estimates involving significant management valuation judgments, see pages 77–79 and the Notes to consolidated financial statements in JPMorgan Chase’s 2004 Annual Report.

Allowance for credit losses
JPMorgan Chase’s allowance for credit losses covers the wholesale and consumer loan portfolios as well as the Firm’s portfolio of wholesale lending-related commitments. The Allowance for loan losses is intended to adjust the value of the Firm’s loan assets for probable credit losses as of the balance sheet date. For a further discussion of the methodologies used in establishing the Firm’s Allowance for credit losses, see Note 12 on pages 102–103 of JPMorgan Chase’s 2004 Annual Report. The methodology for calculating the Allowance for loan losses and allowance for lending-related commitments involves significant judgment. For a further description of these judgments, see the JPMorgan Chase 2004 Annual Report; for amounts recorded as of March 31, 2005 and 2004, see Allowance for credit losses on pages 48-49, and Note 11 on page 65 of this Form 10-Q.

Fair value of financial instruments
A portion of JPMorgan Chase’s assets and liabilities are carried at fair value, including trading assets and liabilities, AFS securities and private equity investments. Held-for-sale loans and mortgage servicing rights (“MSRs”) are carried at the lower of fair value or cost. At March 31, 2005, approximately $398 billion of the Firm’s assets were recorded at fair value.

Trading and available-for-sale portfolios
The following table summarizes the Firm’s trading and available-for-sale portfolios by valuation methodology at March 31, 2005:

	Trading assets		Trading liabilities
	Securities		Securities		AFS
	purchased(a)	Derivatives(b)	sold(a)	Derivatives(b)	securities

Fair value based on:

Quoted market prices	91%	1%	98%	1%	91%
Internal models with significant observable market parameters	8	98	1	98	3
Internal models with significant unobservable market parameters	1	1	1	1	6

Total	100%	100%	100%	100%	100%

(a)	Reflected as debt and equity instruments on the Firm’s Consolidated balance sheets.
(b)
Based on gross mark-to-market valuations of the Firm’s derivatives portfolio prior to netting positions pursuant to FIN 39, as cross-product netting is not relevant to an analysis based upon valuation methodologies.

ACCOUNTING AND REPORTING DEVELOPMENTS

Accounting for income taxes – repatriation of foreign earnings under the American Jobs Creation Act of 2004
In December 2004, the FASB issued FSP SFAS 109-2, which provides accounting and disclosure guidance for the foreign earnings repatriation provision within the American Jobs Creation Act of 2004 (the “Act”). The Act was signed into law on October 22, 2004.

The Act creates a temporary incentive for U.S. companies to repatriate accumulated foreign earnings at a substantially reduced U.S. effective tax rate by providing a dividends received deduction on the repatriation of certain foreign earnings to the U.S. taxpayer (the “repatriation provision”). The new deduction is subject to a number of limitations and requirements.

Clarification of key elements of the repatriation provision from Congress or the U.S. Treasury Department may affect an enterprise’s evaluation of the effect of the Act on its plan for repatriation or reinvestment of foreign earnings. The FSP provides a practical exception to the SFAS 109 requirement to reflect the effect of a new tax law in the period of enactment, because of the lack of clarification of certain provisions of the Act and the timing of the enactment. Thus, companies have additional time to assess the effect of the Act on their plans for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. A company should apply the provisions of SFAS 109 (i.e., reflect the tax impact in the financial statements) in the period in which it makes the decision to repatriate or reinvest unremitted foreign earnings in accordance with the Act. Decisions can be made in stages (e.g., by foreign country). The repatriation provision is effective for either the 2004 or 2005 tax years for calendar year taxpayers.

The range of possible amounts that may be considered by the Firm for repatriation under this provision is between zero and $1.9 billion. The Firm is currently assessing the impact of the repatriation provision and, at this time, cannot reasonably estimate the related range of income tax effects of such repatriation provision. Accordingly, the Firm has not reflected the tax effect of the repatriation provision in income tax expense or income tax liabilities.

Accounting for share-based payments
In December 2004, the FASB issued SFAS 123R, which revises SFAS 123 and supersedes APB 25. In March 2005, the SEC issued SAB 107 which provides interpretive guidance on SFAS 123R. Accounting and reporting under SFAS 123R is generally similar to the SFAS 123 approach. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R permits adoption using one of two methods – modified prospective or modified retrospective.

The Firm has continued to account for stock options that were outstanding as of December 31, 2002 under APB 25 using the intrinsic value method. Therefore, compensation expense for some previously granted awards that was not recognized under SFAS 123 will be recognized under SFAS 123R. Had the Firm adopted SFAS 123R in prior periods, the impact would have approximated the impact of SFAS 123 as described in Note 6 on page 62 of this Form 10–Q. In April 2005, the Securities and Exchange Commission approved a new rule that, for public companies, delays the effective date to no later than January 1, 2006. The Firm intends to adopt SFAS 123R on January 1, 2006 under the modified prospective method.

Accounting for variable interest entities
The application of FIN 46R involved significant judgment and interpretations by management. The Firm is aware of differing interpretations being developed among accounting professionals and the EITF with regard to analyzing derivatives under FIN 46R. At its March 2005 meeting, the EITF suspended further deliberations on EITF Issue 04-7, subject to actions by the Financial Accounting Standard Board. Timing of these actions is not certain.

Accounting for conditional asset retirement obligations
In March 2005, FASB issued FIN 47 to clarify the term “conditional asset retirement obligation” as used in SFAS No. 143. Conditional asset retirement obligations are legal obligations to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the company. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 clarifies that a company is required to recognize a liability for the fair value of the conditional asset retirement obligation if the fair value of the liability can be reasonably estimated and provides guidance for determining when a company would have sufficient information to reasonably estimate the fair value of the obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Firm is currently assessing the impact of this interpretation.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in millions, except per share data)

	Three months ended March 31, (a)
	2005	2004

Revenue
Investment banking fees	$993	$692
Trading revenue	1,859	1,720
Lending & deposit related fees	820	414
Asset management, administration and commissions	2,455	1,771
Securities/private equity gains (losses)	(45)	432
Mortgage fees and related income	405	259
Credit card income	1,734	605
Other income	201	132

Noninterest revenue	8,422	6,025

Interest income	10,632	5,626
Interest expense	5,407	2,640

Net interest income	5,225	2,986

Total net revenue	13,647	9,011

Provision for credit losses	427	15

Noninterest expense
Compensation expense	4,702	3,302
Occupancy expense	525	431
Technology and communications expense	920	819
Professional & outside services	1,074	816
Marketing	483	199
Other expense	805	447
Amortization of intangibles	383	79

Total noninterest expense before merger costs and litigation reserve charge	8,892	6,093
Merger costs	145	—
Litigation reserve charge	900	—

Total noninterest expense	9,937	6,093

Income before income tax expense	3,283	2,903
Income tax expense	1,019	973

Net income	$2,264	$1,930

Net income applicable to common stock	$2,259	$1,917

Net income per common share
Basic earnings per share	$0.64	$0.94
Diluted earnings per share	0.63	0.92

Average basic shares	3,517.5	2,032.3
Average diluted shares	3,569.8	2,092.7

Cash dividends per common share	$0.34	$0.34

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share data)

	March 31,	December 31,
	2005	2004

Assets
Cash and due from banks	$37,593	$35,168
Deposits with banks	14,331	21,680
Federal funds sold and securities purchased under resale agreements	132,751	101,354
Securities borrowed	53,174	47,428
Trading assets (including assets pledged of $108,526 at March 31, 2005, and $77,266 at December 31, 2004)	291,113	288,814
Securities:
Available-for-sale (including assets pledged of $14,436 at March 31, 2005, and $26,881 at December 31, 2004)	75,150	94,402
Held-to-maturity (fair value: $106 at March 31, 2005, and $117 at December 31, 2004)	101	110
Interests in purchased receivables	28,484	31,722
Loans	402,669	402,114
Allowance for loan losses	(6,935)	(7,320)

Loans, net of Allowance for loan losses	395,734	394,794
Private equity investments	7,333	7,735
Accrued interest and accounts receivable	21,098	21,409
Premises and equipment	9,344	9,145
Goodwill	43,440	43,203
Other intangible assets:
Mortgage servicing rights	5,663	5,080
Purchased credit card relationships	3,703	3,878
All other intangibles	5,514	5,726
Other assets	53,779	45,600

Total assets	$1,178,305	$1,157,248

Liabilities
Deposits:
U.S. offices:
Noninterest-bearing	$130,533	$129,257
Interest-bearing	271,592	261,673
Non-U.S. offices:
Noninterest-bearing	6,669	6,931
Interest-bearing	122,585	123,595

Total deposits	531,379	521,456
Federal funds purchased and securities sold under repurchase agreements	137,062	127,787
Commercial paper	13,063	12,605
Other borrowed funds	10,124	9,039
Trading liabilities	153,716	151,207
Accounts payable, accrued expenses and other liabilities (including the Allowance for lending-related commitments of $488 at March 31, 2005, and $492 at December 31, 2004)	72,183	75,722
Beneficial interests issued by consolidated VIEs	44,827	48,061
Long-term debt	99,329	95,422
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	11,282	10,296

Total liabilities	1,072,965	1,051,595

Commitments and contingencies (see Note 17 of this Form 10-Q)
Stockholders’ equity
Preferred stock	339	339
Common stock (authorized 9,000,000,000 shares; issued 3,597,803,183 shares and 3,584,747,502 shares at March 31, 2005, and December 31, 2004, respectively)	3,598	3,585
Capital surplus	73,394	72,801
Retained earnings	31,253	30,209
Accumulated other comprehensive income (loss)	(623)	(208)
Treasury stock, at cost (72,504,703 shares at March 31, 2005, and 28,556,534 shares at December 31, 2004)	(2,621)	(1,073)

Total stockholders’ equity	105,340	105,653

Total liabilities and stockholders’ equity	$1,178,305	$1,157,248

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(in millions, except per share data)

	Three months ended March 31, (a)
	2005	2004

Preferred stock
Balance at beginning of the year and end of period	$339	$1,009

Common stock
Balance at beginning of year	3,585	2,044
Issuance of common stock	13	44

Balance at end of period	3,598	2,088

Capital surplus
Balance at beginning of year	72,801	13,512
Shares issued and commitments to issue common stock for employee stock-based awards and related tax effects	593	681

Balance at end of period	73,394	14,193

Retained earnings
Balance at beginning of year	30,209	29,681
Net income	2,264	1,930
Cash dividends declared:
Preferred stock	(5)	(13)
Common stock ($0.34 per share each period)	(1,215)	(720)

Balance at end of period	31,253	30,878

Accumulated other comprehensive income (loss)
Balance at beginning of year	(208)	(30)
Other comprehensive income (loss)	(415)	207

Balance at end of period	(623)	177

Treasury stock, at cost
Balance at beginning of year	(1,073)	(62)
Purchase of treasury stock	(1,316)	—
Share repurchases related to employee stock-based awards	(232)	(182)

Balance at end of period	(2,621)	(244)

Total stockholders’ equity at end of period	$105,340	$48,101

Comprehensive income
Net income	$2,264	$1,930
Other comprehensive income (loss)	(415)	207

Comprehensive income	$1,849	$2,137

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Three months ended March 31, (a)
Operating activities	2005	2004

Net income	$2,264	$1,930
Adjustments to reconcile net income to net cash (used in) operating activities:
Provision for credit losses	427	15
Depreciation and amortization	1,165	762
Deferred tax (benefit) provision	462	796
Investment securities (gains) losses	822	(126)
Private equity unrealized (gains) losses	(201)	(159)
Net change in:
Trading assets	545	(23,610)
Securities borrowed	(5,746)	(8,047)
Accrued interest and accounts receivable	338	(894)
Other assets	(6,974)	(10,343)
Trading liabilities	(472)	4,404
Accounts payable, accrued expenses and other liabilities	(4,349)	(1,667)
Other operating adjustments	—	(120)

Net cash (used in) operating activities	(11,719)	(37,059)

Investing activities
Net change in:
Deposits with banks	7,465	(25,425)
Federal funds sold and securities purchased under resale agreements	(31,239)	(2,546)
Other change in loans	(22,732)	(31,385)
Held-to-maturity securities:
Proceeds	9	19
Purchases	—	—
Available-for-sale securities:
Proceeds from maturities	8,703	2,060
Proceeds from sales	28,232	50,709
Purchases	(19,543)	(62,899)
Loans due to sales and securitizations	21,373	28,080
Net cash received (used) in business acquisitions	(304)	(24)
All other investing activities, net	1,374	(543)

Net cash (used in) investing activities	(6,662)	(41,954)

Financing activities
Net change in:
Deposits	6,377	39,094
Federal funds purchased and securities sold under repurchase agreements	9,275	35,060
Commercial paper and other borrowed funds	1,543	1,954
Proceeds from the issuance of long-term debt and capital debt securities	15,796	4,943
Repayments of long-term debt and capital debt securities	(9,903)	(2,805)
Net issuance of stock and stock-based awards	374	543
Treasury stock purchased	(1,316)	—
Cash dividends paid	(1,227)	(720)
All other financing activities, net	8	15

Net cash provided by financing activities	20,927	78,084

Effect of exchange rate changes on cash and due from banks	(121)	80
Net increase (decrease) in cash and due from banks	2,425	(849)
Cash and due from banks at the beginning of the year	35,168	20,268

Cash and due from banks at the end of the period	$37,593	$19,419

Cash interest paid	$5,191	$2,619
Cash income taxes paid	$1,187	$325

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

See Glossary of Terms on pages 77-78 of this Form 10-Q for definitions of terms used throughout the Notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — BASIS OF PRESENTATION
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States, with operations in more than 50 countries. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing, investment management, private banking and private equity. For a discussion of the Firm’s business segment information, see Note 20 on pages 74-75 of this Form 10-Q.

The accounting and financial reporting policies of JPMorgan Chase and its subsidiaries conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and prevailing industry practices for interim reporting. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The unaudited consolidated financial statements prepared in conformity with U.S. GAAP require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and disclosures of contingent assets and liabilities. Actual results could be different from these estimates. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Annual Report”).

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

NOTE 2 — BUSINESS CHANGES AND DEVELOPMENTS

Merger with Bank One Corporation
Refer to Note 2 on pages 89-90 of JPMorgan Chase’s 2004 Annual Report for a discussion of JPMorgan Chase’s merger with Bank One Corporation (the “Merger”) on July 1, 2004, including its purchase price allocation and goodwill, Unaudited condensed statement of net assets acquired, and Acquired, identifiable intangible assets.

Bank One merged with and into JPMorgan Chase. The Merger was accounted for using the purchase method of accounting, which requires that the assets and liabilities of Bank One be fair valued as of July 1, 2004. The purchase price to complete the Merger was $58.5 billion.

Pro forma condensed combined financial information
The following pro forma condensed combined financial information presents the results of operations of the Firm, for the three months ended March 31, 2004, had the Merger taken place at January 1, 2004.

Three months ended March 31, (in millions, except per share data)	2004

Noninterest revenue	$8,496
Net interest income	5,311

Total net revenue	13,807
Provision for credit losses	153
Noninterest expense	9,112

Income before income tax expense	4,542
Net income	$3,027

Net income per common share:
Basic	$0.86
Diluted	0.84
Average common shares outstanding:
Basic	3,503.7
Diluted	3,590.4

Other business events
On February 28, 2005, JPMorgan Chase and Cazenove Group plc (“Cazenove”) formed a joint venture partnership which combined Cazenove’s investment banking business and JPMorgan Chase’s United Kingdom-based investment banking business to provide investment banking services in the United Kingdom and Ireland. The new company is called JPMorgan Cazenove Holdings.

NOTE 3—TRADING ASSETS AND LIABILITIES
For a discussion of the accounting policies related to trading assets and liabilities, see Note 3 on pages 90-91 of JPMorgan Chase’s 2004 Annual Report. The following table presents Trading assets and Trading liabilities for the dates indicated:

	March 31,	December 31,
(in millions)	2005	2004

Trading assets
Debt and equity instruments:
U.S. government, federal agencies/corporations obligations and municipal securities	$55,377	$43,866
Certificates of deposit, bankers’ acceptances and commercial paper	5,780	7,341
Debt securities issued by non-U.S. governments	54,202	50,699
Corporate securities and other	115,366	120,926

Total debt and equity instruments	230,725	222,832

Derivative receivables(a)
Interest rate	41,290	45,892
Foreign exchange	4,712	7,939
Equity	7,059	6,120
Credit derivatives	2,762	2,945
Commodity	4,565	3,086

Total derivative receivables	60,388	65,982

Total trading assets	$291,113	$288,814

Trading liabilities
Debt and equity instruments(b)	$96,090	$87,942

Derivative payables:(a)
Interest rate	38,396	41,075
Foreign exchange	4,988	8,969
Equity	9,284	9,096
Credit derivatives	1,904	2,499
Commodity	3,054	1,626

Total derivative payables	57,626	63,265

Total trading liabilities	$153,716	$151,207

(a)
Included in Trading assets and Trading liabilities are the reported receivables (unrealized gains) and payables (unrealized losses) related to derivatives. These amounts include the effect of legally enforceable master netting agreements, including cash paid and received.

(b)	Primarily represents securities sold, not yet purchased.

NOTE 4 — INTEREST INCOME AND INTEREST EXPENSE
Details of Interest income and Interest expense were as follows:

Three months ended March 31,(a) (in millions)	2005	2004

Interest income
Loans	$6,034	$2,667
Securities	1,078	661
Trading assets	2,232	1,799
Federal funds sold and securities purchased under resale agreements	727	307
Securities borrowed	221	94
Deposits with banks	154	87
Interests in purchased receivables	186	11

Total interest income	10,632	5,626
Interest expense
Interest-bearing deposits	1,985	814
Short-term and other liabilities	2,226	1,384
Long-term debt	924	403
Beneficial interests issued by consolidated VIEs	272	39

Total interest expense	5,407	2,640

Net interest income	5,225	2,986
Provision for credit losses	427	15

Net interest income after provision for credit losses	$4,798	$2,971

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

NOTE 5 — PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
For a discussion of JPMorgan Chase’s pension and other postretirement employee benefit plans, see Note 6 on pages 92-95 of JPMorgan Chase’s 2004 Annual Report. The following table presents the components of net periodic benefit costs reported in the Consolidated statements of income for the U.S. and non-U.S. defined benefit pension and other postretirement benefit plans of the Firm.

					Other
	Pension plans				Postretirement
	U.S.		Non-U.S.		benefit plans
Three months ended March 31,(a) (in millions)	2005	2004	2005	2004	2005	2004

Components of net periodic benefit costs
Defined benefit plans:
Benefits earned during the period	$75	$49	$5	$5	$4	$5
Interest cost on benefit obligations	108	67	26	22	21	19
Expected return on plan assets	(173)	(85)	(27)	(22)	(22)	(21)
Amortization of unrecognized amounts:
Prior service cost	2	4	—	—	1	—
Net actuarial loss	—	8	10	14	—	—
Settlement loss	—	—	—	6	—	—

Subtotal	12	43	14	25	4	3
Other defined benefit pension plans(b)	7	9	9	6	—	—

Total defined benefit pension plans	19	52	23	31	4	3
Defined contribution plans	61	36	45	26	—	—

Total pension and other postretirement benefit expense	$80	$88	$68	$57	$4	$3

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
(b)
Includes U.S. defined benefit pension plans not subject to Title IV of the Employee Retirement Income Security Act of 1974 (e.g., Excess Retirement Plan) and immaterial non-U.S. defined benefit pension plans.

The fair value of the plan assets for the U.S. and material non-U.S. pension and other postretirement benefit plans was $9.4 billion and $2.1 billion, respectively, as of March 31, 2005, and $10.9 billion and $1.9 billion, respectively, as of December 31, 2004.

NOTE 6 — EMPLOYEE STOCK-BASED INCENTIVES
For a discussion of the accounting policies relating to employee stock-based compensation, see Note 7 on pages 95-97 of JPMorgan Chase’s 2004 Annual Report. The following table presents net income (after-tax) and basic and diluted earnings per share as reported, and as if all outstanding awards were accounted for at fair value:

Three months ended March 31,(a)
(in millions, except per share data)	2005	2004

Net income as reported	$2,264	$1,930
Add: Employee stock-based compensation expense originally included in reported net income	229	178
Deduct: Employee stock-based compensation expense determined under the fair value method for all awards	(289)	(222)

Pro forma net income	$2,204	$1,886

Earnings per share:
Basic: As reported	$0.64	$0.94
Pro forma	0.62	0.92
Diluted: As reported	$0.63	$0.92
Pro forma	0.62	0.89

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

In December 2004, the FASB issued SFAS 123R, which revises SFAS 123 and supersedes APB 25. In March 2005, the SEC issued SAB 107 which provides interpretive guidance on SFAS 123R. Accounting and reporting under SFAS 123R is generally similar to the SFAS 123 approach. However, SFAS 123R requires all share-based payments to employees, including grants of stock options and SARs, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS 123R permits adoption using one of two methods — modified prospective or modified retrospective. In April 2005, the Securities and Exchange Commission approved a new rule that, for public companies, delays the effective date of SFAS 123R to no later than January 1, 2006. The Firm intends to adopt SFAS 123R on January 1, 2006, under the modified prospective method.

NOTE 7 — NONINTEREST EXPENSE

Merger costs
A summary of Merger costs, by expense category, is shown in the following table. There were no Merger costs in the first quarter of 2004.

Three months ended March 31, (in millions)	2005	2004

Expense category
Compensation	$55	$—
Occupancy	—	—
Technology and communications and other	90	—

Total(a)	$145	$—

(a)	With the exception of occupancy-related write-offs, all of the costs in the table require the expenditure of cash.

The table below shows the change in the liability balance related to the costs associated with the Bank One merger.

(in millions)	2005

Liability balance, January 1	$952
Recorded as merger costs	145
Recorded as goodwill	—
Liability utilized	(180)

Liability balance, March 31	$917

NOTE 8 — SECURITIES AND PRIVATE EQUITY INVESTMENTS
For a discussion of the accounting policies relating to Securities and Private equity investments, see Note 9 on pages 98-100 of JPMorgan Chase’s 2004 Annual Report. The following table presents realized gains and losses from AFS securities and private equity gains (losses):

Three months ended March 31, (a) (in millions)	2005	2004

Realized gains	$101	$187
Realized losses	(923)	(61)

Net realized securities gains (losses)	(822)	126
Private equity gains	777	306

Total Securities/private equity gains (losses)	$(45)	$432

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

The amortized cost and estimated fair value of AFS and held-to-maturity securities were as follows for the dates indicated:

	At March 31, 2005				At December 31, 2004
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(in millions)	cost	gains	losses	value	cost	gains	losses	value

Available-for-sale securities
U.S. government and federal agencies/ corporations obligations:
Mortgage-backed securities	$39,155	$35	$784	$38,406	$46,577	$165	$601	$46,141
Collateralized mortgage obligations	539	1	13	527	682	4	4	682
U.S. treasuries	4,376	1	101	4,276	13,621	7	222	13,406
Agency obligations	1,509	17	16	1,510	1,423	18	9	1,432
Obligations of state and political subdivisions	2,837	106	29	2,914	2,748	126	8	2,866
Debt securities issued by non-U.S. governments	6,014	10	16	6,008	7,901	59	38	7,922
Corporate debt securities	6,448	43	57	6,434	7,007	127	18	7,116
Equity securities	5,654	50	1	5,703	5,810	39	14	5,835
Other, primarily asset-backed securities(a)	9,366	38	32	9,372	9,052	25	75	9,002

Total available-for-sale securities	$75,898	$301	$1,049	$75,150	$94,821	$570	$989	$94,402

Held-to-maturity securities(b)
Total held-to-maturity securities	$101	$5	$—	$106	$110	$7	$—	$117

(a)	Includes collateralized mortgage obligations of private issuers, which generally have underlying collateral consisting of obligations of U.S. government and federal agencies and corporations.
(b)	Consists primarily of mortgage-backed securities.

The following table presents the carrying value and cost of the Private Equity investment portfolio for the dates indicated:

	March 31, 2005		December 31, 2004
(in millions)	Carrying value	Cost	Carrying value	Cost

Total private equity investments	$7,333	$8,630	$7,735	$9,103

NOTE 9 — SECURITIES FINANCING ACTIVITIES
For a discussion of the accounting policies relating to Securities Financing Activities, see Note 10 on page 100 of JPMorgan Chase’s 2004 Annual Report. The following table details the components of securities financing activities at each of the dates indicated:

(in millions)	March 31, 2005	December 31, 2004

Securities purchased under resale agreements	$117,215	$94,076
Securities borrowed	53,174	47,428

Securities sold under repurchase agreements	$118,370	$105,912
Securities loaned	10,702	6,435

Transactions similar to financing activities that do not meet the SFAS 140 definition of a repurchase agreement are accounted for as “buys” and “sells” rather than financing transactions. There were no transactions accounted for as purchases under SFAS 140 at March 31, 2005; notional amounts of transactions accounted for as purchases under SFAS 140 were $6 billion at December 31, 2004. Notional amounts of transactions accounted for as sales under SFAS 140 were $8 billion and $20 billion at March 31, 2005, and December 31, 2004, respectively.

JPMorgan Chase pledges certain financial instruments it owns to collateralize repurchase agreements and other securities financings. Pledged securities that can be sold or repledged by the secured party are identified as financial instruments owned (pledged to various parties) on the Consolidated balance sheets.

At March 31, 2005 and December 31, 2004, the Firm had received securities as collateral that can be repledged, delivered or otherwise used with a fair value of approximately $285 billion and $252 billion, respectively. This collateral was generally obtained under resale or securities borrowing agreements. Of these securities, approximately $270 billion and $238 billion, respectively, were repledged, delivered or otherwise used, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales.

NOTE 10 — LOANS
For a discussion of the accounting policies relating to Loans, see Note 11 on pages 101-102 of JPMorgan Chase’s 2004 Annual Report. The composition of the loan portfolio at each of the dates indicated was as follows:

(in millions)	March 31, 2005	December 31, 2004

U.S. wholesale loans:
Commercial and industrial	$59,653	$60,223
Real estate	12,480	13,038
Financial institutions	16,186	14,060
Lease financing receivables	3,046	4,043
Other	9,896	8,504

Total U.S. wholesale loans	101,261	99,868

Non-U.S. wholesale loans:
Commercial and industrial	25,322	25,115
Real estate	1,329	1,747
Financial institutions	8,426	7,269
Lease financing receivables	1,063	1,068

Total non-U.S. wholesale loans	36,140	35,199

Total wholesale loans:(a)
Commercial and industrial	84,975	85,338
Real estate(b)	13,809	14,785
Financial institutions	24,612	21,329
Lease financing receivables	4,109	5,111
Other	9,896	8,504

Total wholesale loans	137,401	135,067

Total consumer loans:(c)
Consumer real estate
Home finance — home equity & other	68,779	67,837
Home finance — mortgage	55,588	56,816

Total Home finance	124,367	124,653
Auto & education finance	59,837	62,712
Consumer & small business and other	15,011	15,107
Credit card receivables(d)	66,053	64,575

Total consumer loans	265,268	267,047

Total loans(e)(f)(g)	$402,669	$402,114

(a)	Includes Investment Bank, Commercial Banking, Treasury & Securities Services and Asset & Wealth Management.
(b)
Represents credits extended for real estate-related purposes to borrowers who are primarily in the real estate development or investment businesses and for which the primary repayment is from the sale, lease, management, operations or refinancing of the property.

(c)	Includes Retail Financial Services and Card Services.
(d)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.
(e)	Loans are presented net of unearned income of $3.6 billion and $4.1 billion at March 31, 2005, and December 31, 2004, respectively.
(f)
Includes loans held for sale (principally mortgage-related loans) of $24.7 billion and $25.7 billion at March 31, 2005, and December 31, 2004, respectively. The results of operations for the three months ended March 31, 2005 and 2004, included $152 million and $164 million, respectively, in net gains on the sales of loans held for sale. The results of operations for the three months ended March 31, 2005 and 2004, included $(126) million and $(0.4) million, respectively, in adjustments to record loans held for sale at the lower of cost or market.

(g)	Amounts are presented gross of the Allowance for loan losses.

NOTE 11 — ALLOWANCE FOR CREDIT LOSSES
For a discussion of the Allowance for credit losses and the related accounting policies, see Note 12 on pages 102-103 of JPMorgan Chase’s 2004 Annual Report.

The table below summarizes the changes in the Allowance for loan losses:

	Three months ended March 31,(a)
(in millions)	2005	2004

Allowance for loan losses at January 1	$7,320	$4,523
Gross charge-offs	(1,033)	(574)
Gross recoveries	217	130

Net charge-offs	(816)	(444)
Provision for loan losses	431	42
Other	—	(1)

Allowance for loan losses at March 31(b)	$6,935	$4,120

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
(b)
Includes $385 million of asset-specific loss and $6.5 billion of formula-based loss at March 31, 2005. Included within the formula-based loss is $4.5 billion related to statistical calculation and an adjustment to the statistical calculation of $2.0 billion.

The table below summarizes the changes in the Allowance for lending-related commitments:

	For the three months ended March 31,(a)
(in millions)	2005	2004

Allowance for lending-related commitments at January 1	$492	$324
Provision for lending-related commitments	(4)	(27)

Allowance for lending-related commitments at March 31(b)	$488	$297

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
(b)
Includes $144 million of asset-specific loss and $344 million of formula-based loss at March 31, 2005. The formula-based loss for lending-related commitments is based on statistical calculation. There is no adjustment to the statistical calculation for lending-related commitments.

NOTE 12 — LOAN SECURITIZATIONS
For a discussion of the accounting policies relating to Loan Securitizations, see Note 13 on pages 103-106 of JPMorgan Chase’s 2004 Annual Report. JPMorgan Chase securitizes, sells and services various consumer loans, such as consumer real estate, credit card and automobile loans, as well as certain wholesale loans (primarily real estate) originated by the Investment Bank. In addition, the Investment Bank purchases, packages and securitizes commercial and consumer loans. All IB activity is collectively referred to below as Wholesale activities. JPMorgan Chase-sponsored securitizations utilize special purpose entities (“SPEs”) as part of the securitization process. These SPEs are structured to meet the definition of a “qualifying” special purpose entity (“QSPE”), as discussed in Note 1 on page 88 of JPMorgan Chase’s 2004 Annual Report; accordingly, the assets and liabilities of securitization-related QSPEs are not reflected in the Firm’s Consolidated balance sheets (except for retained interests, as described below) but are included on the balance sheet of the QSPE purchasing the assets. Assets held by securitization-related SPEs as of March 31, 2005, and December 31, 2004, were as follows:

(in billions)	March 31, 2005	December 31, 2004

Credit card receivables	$100.9	$106.3
Residential mortgage receivables	20.7	19.1
Wholesale activities	49.0	44.8
Automobile loans	4.1	4.9

Total	$174.7	$175.1

The following table summarizes new securitization transactions that were completed during the first quarters of 2005 and 2004, the resulting gains or losses arising from such securitizations, certain cash flows received from such securitizations, and the key economic assumptions used in measuring the retained interests, as of the dates of such sales:

	Three months ended March 31,(a)
	2005				2004
				Wholesale				Wholesale
(in millions)	Mortgage(c)	Credit card	Automobile	Activities(c)(d)	Mortgage	Credit card	Automobile	Activities

Principal securitized	$3,574	$425	$—	$2,764	$2,715	$1,500	$1,600	$1,960
Pre-tax gains (losses)	10	2	—	36	48	10	(3)	35
Cash flow information:
Proceeds from securitizations	$3,596	$425	$—	$2,803	$2,523	$1,500	$1,597	$2,044
Servicing fees collected	1	1	—	—	1	2	1	1
Other cash flows received	—	4	—	—	—	6	—	3
Proceeds from collections reinvested in revolving securitizations	—	31,464	—	—	—	14,693	—	—

Key assumptions (rates per annum):
Prepayment rate(b)	—	16.7%	—	—	25.9%	15.5%	1.5%	17.0-50.0%
		PPR			CPR	PPR	ABS
Weighted-average life (in years)	—	0.5	—	—	2.8	0.6	1.8	2.9-4.0
Expected credit losses	—	5.7%	—	—	1.0%	5.8%	0.6%	0.0	%(e)
Discount rate	—	12.0%	—	—	15.0-30.0%	12.0%	4.1%	0.6-5.0%

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the result of heritage JPMorgan Chase only.
(b)	CPR: constant prepayment rate; ABS: absolute prepayment speed; PPR: principal payment rate.
(c)	No interests were retained in Mortgage and Wholesale securitizations in the first quarter of 2005.
(d)
Wholesale activities consist of wholesale loans (primarily real estate) originated by the Investment Bank as well as $537 million of consumer loans purchased from the market, packaged and securitized by the Investment Bank.

(e)	Expected credit losses for prime residential mortgage and certain wholesale securitizations are minimal and are incorporated into other assumptions.

In addition to securitization transactions, the Firm sold residential mortgage loans totaling $11.3 billion and $18.0 billion during the first quarters of 2005 and 2004, respectively, primarily as GNMA, FNMA and Freddie Mac mortgage-backed securities; these sales resulted in pre-tax gains of $37 million and $49 million, respectively.

At March 31, 2005, and December 31, 2004, the Firm had, with respect to its credit card master trusts, $33.3 billion and $35.2 billion, respectively, related to its undivided interest, and $2.1 billion and $2.1 billion, respectively, related to its subordinated interest, in accrued interest and fees on the securitized receivables, net of an allowance for uncollectible amounts. Credit card securitization trusts require the Firm to maintain a minimum undivided interest of 4% to 7% of the principal receivables in the trusts. The Firm maintained an average undivided interest in its principal receivables in the trusts of approximately 26% and 23% for the three months ended March 31, 2005, and for the year ended December 31, 2004, respectively.

The Firm also maintains escrow accounts up to predetermined limits for some of its credit card and automobile securitizations, in the unlikely event of deficiencies in cash flows owed to investors. The amounts available in such escrow accounts are recorded in Other assets and, as of March 31, 2005, amounted to $350 million and $113 million for credit card and automobile securitizations, respectively; as of December 31, 2004, the amounts available in escrow accounts were $395 million and $132 million for credit card and automobile securitizations, respectively.

The table below summarizes other retained securitization interests, which are primarily subordinated or residual interests and are carried at fair value on the Firm’s Consolidated balance sheets:

(in millions)	March 31, 2005	December 31, 2004

Residential mortgage(a)	$399	$433
Credit card(a)	492	494
Automobile(a)	67	85
Wholesale activities	19	23

Total	$977	$1,035

(a)
Pre-tax unrealized gains (losses) recorded in Stockholders’ equity that relate to retained securitization interests totaled $110 million and $118 million for Residential mortgage; none and $(3) million for Credit cards; and $11 million and $11 million for Automobile at March 31, 2005, and December 31, 2004, respectively.

The table below outlines the key economic assumptions used to determine the fair value of the remaining retained interests at March 31, 2005, and December 31, 2004, respectively; and the sensitivities of those fair values to immediate 10% and 20% adverse changes in those assumptions:

March 31, 2005 (in millions)	Mortgage		Credit card		Automobile		Wholesale activities

Weighted-average life (in years)	0.8-3.6			0.5-0.9		1.3	0.1-4.0

Prepayment rate	11.7-41.1	% CPR	9.1-16.7	% PPR	1.4	% ABS	17.5-50.0%
Impact of 10% adverse change	$(2)			$(34)		$(5)	$(1)
Impact of 20% adverse change	(2)			(68)		(11)	(1)

Loss assumption	0.0-4.3	%(b)		5.3-8.4%		0.7%	0.0-3.0	%(b)
Impact of 10% adverse change	$(14)			$(129)		$(3)	$—
Impact of 20% adverse change	(27)			(254)		(7)	—
Discount rate	13.0-30.0	%(c)		3.9-12.0%		6.2%	1.0-22.9%
Impact of 10% adverse change	$(7)			$(2)		$(1)	$—
Impact of 20% adverse change	(14)			(4)		(2)	—

December 31, 2004 (in millions)	Mortgage		Credit card		Automobile		Wholesale activities

Weighted-average life (in years)	0.8-3.4			0.5-1.0		1.3	0.2-4.0

Prepayment rate	15.1-37.1	% CPR	8.3-16.7	% PPR	1.4	% ABS	0.0-50.0	%(a)
Impact of 10% adverse change	$(5)			$(34)		$(6)	$(1)
Impact of 20% adverse change	(8)			(69)		(13)	(1)

Loss assumption	0.0-5.0	%(b)		5.7-8.4%		0.7%	0.0-3.0	% (b)
Impact of 10% adverse change	$(17)			$(144)		$(4)	$—
Impact of 20% adverse change	(34)			(280)		(8)	—
Discount rate	13.0-30.0	%(c)		4.9-12.0%		5.5%	1.0-22.9%
Impact of 10% adverse change	$(9)			$(2)		$(1)	$—
Impact of 20% adverse change	(18)			(4)		(2)	—

(a)	Prepayment risk on certain wholesale retained interests are minimal and are incorporated into other assumptions.
(b)	Expected credit losses for prime residential mortgage and certain wholesale securitizations are minimal and are incorporated into other assumptions.
(c)
The Firm sells certain residual interests from sub-prime mortgage securitizations via Net Interest Margin (“NIM”) securitizations and retains residual interests in these NIM transactions, which are valued using a 30% discount rate.

The sensitivity analysis in the preceding table is hypothetical. Changes in fair value based on a 10% or 20% variation in assumptions generally cannot be extrapolated easily, because the relationship of the change in the assumptions to the change in fair value may not be linear. Also, in this table, the effect that a change in a particular assumption may have on the fair value is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another assumption, which could counteract or magnify the sensitivities.

The table below presents information about delinquencies, net credit losses and components of reported and securitized financial assets at March 31, 2005 and December 31, 2004:

			Nonaccrual and 90 days		Net loan charge-offs
	Total Loans		or more past due		Three months ended(a)
	March 31,	December 31,	March 31,	December 31,	March 31,	March 31,
(in millions)	2005	2004	2005	2004	2005	2004

Loans reported Home finance	$124,367	$124,653	$691	$673	$41	$28
Auto & education finance	59,837	62,712	171	193	83	40
Consumer & small business and other	15,011	15,107	288	295	28	17
Credit card receivables	66,053	64,575	1,024	1,006	673	270

Total consumer loans	265,268	267,047	2,174	2,167	825	355
Total wholesale loans	137,401	135,067	1,343	1,582	(9)	89

Total loans reported	402,669	402,114	3,517	3,749	816	444
Securitized loans:
Residential mortgage(b)	10,175	11,533	418	460	32	40
Automobile	4,026	4,763	8	12	5	7
Credit card	67,328	70,795	1,262	1,337	917	473

Total consumer loans securitized	81,529	87,091	1,688	1,809	954	520
Securitized wholesale activities	1,410	1,401	2	—	—	—

Total loans securitized(c)	82,939	88,492	1,690	1,809	954	520

Total loans reported and securitized(d)	$485,608	$490,606	$5,207	$5,558	$1,770	$964

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
(b)	Includes $9.1 billion and $10.3 billion of outstanding principal balances on securitized sub-prime 1-4 family residential mortgage loans as of March 31, 2005, and December 31, 2004, respectively.
(c)
Total assets held in securitization-related SPEs were $174.7 billion and $175.1 billion at March 31, 2005, and December 31, 2004, respectively. The $82.9 billion and $88.5 billion of loans securitized at March 31, 2005, and December 31, 2004, respectively, excludes: $58.0 billion and $50.8 billion, respectively, of securitized loans in which the Firm’s only continuing involvement is the servicing of the assets; $33.3 billion and $35.2 billion, respectively, of seller’s interests in credit card master trusts; and $0.5 billion and $0.6 billion, respectively, of escrow accounts and other asset.

(d)	Represents both loans on the Consolidated balance sheets and loans that have been securitized, but excludes loans for which the Firm’s only continuing involvement is servicing of the assets.

NOTE 13 — VARIABLE INTEREST ENTITIES

Refer to Note 1 on page 88 and Note 14 on pages 106-109 of JPMorgan Chase’s 2004 Annual Report for a further description of JPMorgan Chase’s policies regarding consolidation of variable interest entities (“VIEs”) as well as the utilization of VIE’s by the Firm.

Multi-seller conduits

The following table summarizes the Firm’s involvement with Firm-administered multi-seller conduits:

	Consolidated		Nonconsolidated		Total
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(in billions)	2005	2004	2005	2004	2005	2004

Total commercial paper issued by conduits	$31.9	$35.8	$8.9	$9.3	$40.8	$45.1

Commitments Asset-purchase agreements	$46.0	$47.2	$15.8	$16.3	$61.8	$63.5
Program-wide liquidity commitments	4.0	4.0	2.0	2.0	6.0	6.0
Limited credit enhancements	1.2	1.4	1.2	1.2	2.4	2.6

Maximum exposure to loss(a)	47.0	48.2	16.4	16.9	63.4	65.1

(a)
The Firm’s maximum exposure to loss is limited to the amount of drawn commitments (i.e., sellers’ assets held by the multi-seller conduits for which the Firm provides liquidity support) of $38.0 billion and $42.2 billion at March 31, 2005, and December 31, 2004, respectively, plus contractual but undrawn commitments of $25.4 billion and $22.9 billion at March 31, 2005, and December 31, 2004, respectively. Since the Firm provides credit enhancement and liquidity to these multi-seller conduits, the maximum exposure is not adjusted to exclude exposure absorbed by third-party liquidity providers.

The Firm views its credit exposure to multi-seller conduit transactions as limited. This is because, for the most part, the Firm is not required to fund under the liquidity facilities if the assets in the VIE are in default. Additionally, the Firm’s obligations under the letters of credit are secondary to the risk of first loss provided by the customer or other third parties — for example, by the overcollateralization of the VIE with the assets sold to it or notes subordinated to the Firm’s liquidity facilities.

Additionally, the Firm is involved with a structured investment vehicle (“SIV”) that funds a diversified portfolio of highly rated assets by issuing medium-term notes, commercial paper and capital. The assets and liabilities of this SIV were approximately $7.8 billion and $7.1 billion at March 31, 2005, and December 31, 2004, respectively, and were included in the Firm’s Consolidated balance sheets.

Client intermediation

Assets held by certain client intermediation-related VIEs at March 31, 2005 and December 31, 2004 were as follows:

(in billions)	March 31, 2005	December 31, 2004

Structured wholesale loan vehicles(a)	$2.0	$3.4
Credit-linked note vehicles(b)	17.3	17.8
Municipal bond vehicles(c)	8.6	7.5
Other client intermediation vehicles(d)	4.0	4.0

(a)
JPMorgan Chase was committed to provide liquidity to these VIEs of up to $5.2 billion at both March 31, 2005, and December 31, 2004, of which $3.8 billion at both March 31, 2005, and December 31, 2004, was in the form of asset purchase agreements. The Firm’s maximum exposure to loss to these vehicles was $1.5 billion and $3.2 billion at March 31, 2005, and December 31, 2004, respectively, which reflects the netting of collateral and other program limits.

(b)
The fair value of the Firm’s derivative contracts with credit-linked note vehicles was not material at March 31, 2005 and December 31, 2004. Assets of $2.4 billion and $2.3 billion reported in the table above were recorded on the Firm’s Consolidated balance sheets at March 31, 2005, and December 31, 2004, respectively, due to contractual relationships held by the Firm that relate to collateral held by the VIE.

(c)
Total amounts consolidated due to the Firm owning residual interests was $2.6 billion at both March 31, 2005, and December 31, 2004, and are reported in the table. Total liquidity commitments were $4.0 billion and $3.1 billion at March 31, 2005, and December 31, 2004, respectively. The Firm’s maximum credit exposure to all municipal bond vehicles was $6.6 billion and $5.7 billion at March 31, 2005, and December 31, 2004, respectively.

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

Consolidated VIE assets

The following table summarizes the Firm’s total consolidated VIE assets, by classification on the Consolidated balance sheets, as of March 31, 2005, and December 31, 2004.

(in billions)	March 31, 2005	December 31, 2004

Consolidated VIE assets(a) Investment securities	$11.3	$10.6
Trading assets(b)	4.5	4.7
Loans	2.9	3.4
Interests in purchased receivables	28.3	31.6
Other assets	0.4	0.4

Total consolidated assets	$47.4	$50.7

(a)
The Firm also holds $3.7 billion and $3.4 billion of assets, at March 31, 2005, and December 31, 2004, respectively, primarily as a seller’s interest, in certain consumer securitizations in a segregated entity, as part of a two-step securitization transaction. This interest is included in the securitization activities disclosed in Note 12 on pages 65-68 of this Form 10-Q.

(b)	Includes the fair value of securities and derivatives.

The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item titled “Beneficial interests issued by consolidated variable interest entities” on the Consolidated balance sheets. The holders of these beneficial interests do not have recourse to the general credit of JPMorgan Chase.

NOTE 14 — GOODWILL AND OTHER INTANGIBLE ASSETS

For a discussion of accounting policies related to Goodwill and Other intangible assets, see Note 15 on pages 109-111 of JPMorgan Chase’s 2004 Annual Report.

Goodwill and Other intangible assets consist of the following:

(in millions)	March 31, 2005	December 31, 2004

Goodwill	$43,440	$43,203
Mortgage servicing rights	5,663	5,080
Purchased credit card relationships	3,703	3,878
All other intangibles:
Other credit card-related intangibles	$261	$272
Core deposit intangibles	3,171	3,328
All other intangibles	2,082	2,126

Total All other intangible assets	$5,514	$5,726

Goodwill

As of March 31, 2005, goodwill increased by $237 million compared with December 31, 2004, principally in connection with the joint venture partnership established with Cazenove. Goodwill was not impaired at March 31, 2005, or December 31, 2004, nor was any goodwill written off during the three months ended March 31, 2005, or 2004.

Under SFAS 142, goodwill must be allocated to reporting units and tested for impairment. Goodwill attributed to the business segments was as follows:

(in millions)	March 31, 2005	December 31, 2004

Investment Bank	$3,541	$3,309
Retail Financial Services	15,013	15,022
Card Services	12,781	12,781
Commercial Banking	2,650	2,650
Treasury & Securities Services	2,058	2,044
Asset & Wealth Management	7,020	7,020
Corporate (Private Equity)	377	377

Total goodwill	$43,440	$43,203

Mortgage servicing rights

For a further description of mortgage servicing rights (“MSRs”) asset and the interest rate risk management of MSRs, see Note 15 on pages 109-111 of JPMorgan Chase’s 2004 Annual Report. The following table summarizes MSR activity during the first quarter of 2005 and 2004:

Three months ended March 31, (a) (in millions)	2005	2004

Balance at January 1	$6,111	$6,159
Additions	374	368
Sales	—	—
Other-than-temporary impairment	—	(17)
Amortization	(339)	(340)
SFAS 133 hedge valuation adjustments	371	(586)

Balance at March 31	6,517	5,584
Less: valuation allowance	854	1,395

Balance at March 31, after valuation allowance	$5,663	$4,189
Estimated fair value at March 31	$5,663	$4,189
Weighted-average prepayment speed assumption (CPR)	14.97%	25.21%
Weighted-average discount rate	8.27%	7.23%

(a) 2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
CPR: Constant prepayment rate

JPMorgan Chase uses a combination of derivatives, AFS securities and trading instruments to manage changes in the fair value of MSRs. The intent is to offset any changes in the fair value of MSRs with changes in the fair value of the related risk management instruments. MSRs decrease in value when interest rates decline. Conversely, securities (such as mortgage-backed securities), principal-only certificates and derivatives (when the Firm receives fixed-rate interest payments) decrease in value when interest rates increase.

The valuation allowance represents the extent to which the carrying value of the MSR asset exceeds its estimated fair value for its applicable SFAS 140 strata. Changes in the valuation allowance are the result of the recognition of impairment or the recovery of previously recognized impairment charges, due to changes in market conditions during the period. The changes in the valuation allowance for MSRs were as follows:

Three months ended March 31,(a) (in millions)	2005	2004

Balance at January 1	$1,031	$1,378
Other-than-temporary impairment	—	(17)
SFAS 140 impairment (recovery) adjustment	(177)	34

Balance at March 31	$854	$1,395

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

Purchased credit card relationships and All other intangible assets

There were no Purchased credit card relationship intangibles or All other intangibles added during the three months ended March 31, 2005. For the three months ended March 31, 2005, Purchased credit card relationship intangibles and All other intangibles decreased by $175 million and $212 million, respectively, as a result of amortization. Except for $510 million of indefinite-lived intangible assets, the remainder of the Firm’s other acquired intangible assets are subject to amortization.

The components of credit card relationships, core deposits and other intangible assets were as follows:

	March 31, 2005				December 31, 2004
				Net				Net
	Gross	Accumulated		carrying	Gross	Accumulated		carrying
(in millions)	amount	amortization		value	amount	amortization		value

Purchased credit card relationships	$5,225	$1,522		$3,703	$5,225	$1,347		$3,878

All other intangibles:
Other credit card-related intangibles	$295	$34		$261	$295	$23		$272
Core deposit intangibles	3,797	626		3,171	3,797	469		3,328
Other intangibles	2,528	446	(a)	2,082	2,528	402	(a)	2,126

Total All other intangibles	$6,620	$1,106		$5,514	$6,620	$894		$5,726

Amortization expense

Three months ended March 31,(b) (in millions)	2005	2004

Purchased credit card relationships	$175	$61
Other credit card-related intangibles	11	—
Core deposit intangibles	157	1
All other intangibles	40	17

Total amortization expense	$383	$79

(a)
Includes $4 million and $4 million of amortization expense related to servicing assets on securitized automobile loans, which is recorded in Asset management, administration and commissions, for the three months ended March 31, 2005 and 2004.

(b)	2005 reflects the combined Firm’s results, while 2004 reflects the result of heritage JPMorgan Chase only.

Future amortization expense

The following table presents estimated amortization expenses related to credit card relationships, core deposits and other intangible assets at March 31, 2005:

	Purchased	Other credit	Core
	credit card	card-related	deposit	Other
For the year: (in millions)	relationships	intangibles	intangibles	intangibles	Total

2005(a)	$701	$45	$624	$164	$1,534
2006	674	40	531	153	1,398
2007	606	35	403	136	1,180
2008	502	33	294	128	957
2009	360	29	239	124	752
2010	301	27	238	82	648

(a)
Includes $175 million, $11 million, $157 million and $40 million of amortization expense related to Purchased credit card relationships, other credit card-related intangibles, core deposit intangibles and other assets, respectively, recognized during the first three months of 2005.

NOTE 15 — EARNINGS PER SHARE

For a discussion of the computation of basic and diluted earnings per share (“EPS”), see Note 20 on page 114 of JPMorgan Chase’s 2004 Annual Report.

The following table presents the calculation of basic and diluted EPS for the three months ended March 31, 2005 and 2004:

Three months ended March 31,(a)
(in millions, except per share amounts)	2005	2004

Basic earnings per share Net income	$2,264	$1,930
Less: preferred stock dividends	5	13

Net income applicable to common stock	$2,259	$1,917
Weighted-average basic shares outstanding	3,517.5	2,032.3

Net income per share	$0.64	$0.94

Diluted earnings per share Net income applicable to common stock	$2,259	$1,917
Weighted-average basic shares outstanding	3,517.5	2,032.3
Add: Broad-based options	3.8	7.5
Key employee options	48.5	52.9

Weighted-average diluted shares outstanding	3,569.8	2,092.7

Net income per share(b)	$0.63	$0.92

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
(b)
Options issued under employee benefit plans to purchase 305 million, and 200 million shares of common stock were outstanding for the three months ended March 31, 2005 and 2004, respectively, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

NOTE 16 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income includes the after-tax change in unrealized gains and losses on AFS securities, cash flow hedging activities and foreign currency translation adjustments (including the impact of related derivatives).

	Unrealized				Cash		Accumulated other
(in millions)	gains (losses)		Translation		flow		comprehensive
Three months ended March 31, 2005(a)	on AFS securities(b)		adjustments		hedges		income (loss)

Balance at December 31, 2004	$(61)		$(8)		$(139)		$(208)
Net change	(246)	(c)	—	(d)	(169	)(f)	(415)

Balance at March 31, 2005	$(307)		$(8)	(e)	$(308)		$(623)

Three months ended March 31, 2004(a)

Balance at December 31, 2003	$19		$(6)		$(43)		$(30)
Net change	228	(c)	—	(d)	(21	)(f)	207

Balance at March 31, 2004	$247		$(6	)(e)	$(64)		$177

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
(b)	Represents the after-tax difference between the fair value and amortized cost of the AFS securities portfolio and retained interests in securitizations recorded in Other assets.
(c)
The net change during 2005 was primarily due to an increase in rates partially offset by sales of investment securities at losses. The net change during 2004 was primarily due to declining interest rates.

(d)
At March 31, 2005 and 2004, included $(130) million and $7 million, respectively, of after-tax gains (losses) on foreign currency translation from operations for which the functional currency is other than the U.S. dollar, offset by $130 million and $(7) million, respectively, of after-tax gains (losses) on hedges.

(e)	Includes after-tax gains and losses on foreign currency translation, including related hedge results from operations, for which the functional currency is other than the U.S. dollar.
(f)
The net change for the three months ended March 31, 2005, included $64 million of after-tax losses recognized in income and $233 million of after-tax losses representing the net change in derivative fair values that were recorded in comprehensive income. The net change for the three months ended March 31, 2004, included $67 million of after-tax losses recognized in income and $88 million of after-tax losses representing the net change in derivative fair values that were reported in comprehensive income.

NOTE 17 — COMMITMENTS AND CONTINGENCIES

Litigation reserve

On March 17, 2005, JPMorgan Chase reached an agreement to settle, for $2.0 billion (pre-tax), its class action litigation regarding WorldCom, Inc. In connection with the settlement, JPMorgan Chase increased its Litigation reserve by $900 million (pre-tax). While the outcome of litigation is inherently uncertain, the amount of the Firm’s Litigation reserve at March 31, 2005, reflected management’s assessment of the appropriate litigation reserve level at that date in light of all information then known. Management reviews litigation reserves periodically, and the reserve may be increased or decreased in the future to reflect further litigation developments. The Firm believes it has meritorious defenses to claims asserted against it in its currently outstanding litigation and intends to continue to defend itself vigorously, litigating or settling cases, according to management’s judgment as to what is in the best interest of stockholders.

NOTE 18 — ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The majority of JPMorgan Chase’s derivatives are entered into for trading purposes. Derivatives are also utilized by the Firm as an end-user to hedge market exposures, to modify the interest rate characteristics of related balance sheet instruments or to meet longer-term investment objectives. Both trading and end-user derivatives are recorded in Trading assets and Trading liabilities. For a further discussion of the Firm’s use of, and accounting policies regarding, derivative instruments, see pages 62-65 and Note 26 on pages 118-119 of JPMorgan Chase’s 2004 Annual Report. The following table presents derivative instrument hedging-related activities for the periods indicated:

Three months ended March 31,(a) (in millions)	2005	2004

Fair value hedge ineffective net gains/(losses)(b)	$(101)	$(51)
Cash flow hedge ineffective net gains/(losses)(b)	—	(1)
Cash flow hedging gains on forecasted transactions that failed to occur	—	—

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
(b)	Includes ineffectiveness and the components of hedging instruments that have been excluded from the assessment of hedge effectiveness.

Over the next 12 months, it is expected that $48 million (after-tax) of net gains recorded in Other comprehensive income at March 31, 2005, will be recognized in earnings. The maximum length of time over which forecasted transactions are hedged is 13 years, related to core lending and borrowing activities.

NOTE 19 — OFF-BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS AND GUARANTEES

For a discussion of off-balance sheet lending-related financial instruments and guarantees, and the Firm’s related accounting policies, see Note 27 on pages 119-120 of JPMorgan Chase’s 2004 Annual Report. To provide for the risk of loss inherent in wholesale-related contracts, an allowance for credit losses on lending-related commitments is maintained. See Note 12 on pages 102-103 of JPMorgan Chase’s 2004 Annual Report for a further discussion regarding the allowance for credit losses on lending-related commitments. The following table summarizes the contractual amounts of off-balance sheet lending-related financial instruments and guarantees and the related allowance for credit losses on lending-related commitments at March 31, 2005, and December 31, 2004:

Off-balance sheet lending-related financial instruments

			Allowance for lending-
	Contractual amount		related commitments
	March 31,	December 31,	March 31,	December 31,
(in millions)	2005	2004	2005	2004

Consumer	$614,949	$601,196	$14	$12
Wholesale:
Other unfunded commitments to extend credit(a)(b)(c)	230,438	225,152	200	185
Standby letters of credit and guarantees(a)(d)	79,109	78,084	270	292
Other letters of credit(a)	6,735	6,163	4	3

Total wholesale	316,282	309,399	474	480

Total off-balance sheet lending-related financial instruments	$931,231	$910,595	$488	$492

Customers’ securities lent(e)	$221,346	$215,972	NA	NA

(a)	Represents contractual amount net of risk participations totaling $25.8 billion and $26.4 billion at March 31, 2005, and December 31, 2004, respectively.
(b)
Includes unused advised lines of credit totaling $22.9 billion and $22.8 billion at March 31, 2005, and December 31, 2004, respectively, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable.

(c)
Includes certain asset purchase agreements to the Firm’s administered multi-seller asset-backed commercial paper conduits of $33.5 billion and $31.8 billion at March 31, 2005, and December 31, 2004, respectively; excludes $28.4 billion and $31.7 billion at March 31, 2005, and December 31, 2004, respectively, of asset purchase agreements related to the Firm’s administered multi-seller asset-backed commercial paper conduits consolidated in accordance with FIN 46R, as the underlying assets of the conduits are reported in the Firm’s Consolidated balance sheets. It also includes $7.5 billion at both March 31, 2005, and December 31, 2004, of asset purchase agreements to structured wholesale loan vehicles and other third-party entities. The allowance for credit losses on lending-related commitments related to these agreements was insignificant at March 31, 2005, and December 31, 2004.

(d)	JPMorgan Chase held collateral relating to $7.1 billion and $7.4 billion of these arrangements at March 31, 2005, and December 31, 2004, respectively.
(e)	Collateral held by the Firm in support of securities lending indemnification agreements was $227.3 billion and $221.6 billion at March 31, 2005, and December 31, 2004, respectively.

For a discussion of the off-balance sheet lending-related arrangements the Firm considers to be guarantees under FIN 45, and the related accounting policies, see Note 27 on pages 119-120 of JPMorgan Chase’s 2004 Annual Report. The amount of the liability related to guarantees recorded at March 31, 2005, and December 31, 2004, excluding the allowance for credit losses on lending-related commitments and derivative contracts discussed below, was $388 million and $341 million, respectively.

In addition to the contracts noted above, there are certain derivative contracts to which the Firm is a counterparty that meet the characteristics of a guarantee under FIN 45. For a discussion of the derivatives the Firm considers to be guarantees, and the related accounting policies, see Note 27 on pages 119-120 of JPMorgan Chase’s 2004 Annual Report. The total notional value of the derivatives that the Firm deems to be guarantees was $58 billion and $53 billion at March 31, 2005, and December 31, 2004, respectively. The fair value related to these contracts was a derivative receivable of $190 million and $180 million, and a derivative payable of $820 million and $622 million at March 31, 2005, and December 31, 2004, respectively.

NOTE 20 — BUSINESS SEGMENTS

JPMorgan Chase is organized into six major reportable business segments: the Investment Bank, Retail Financial Services, Card Services, Commercial Banking, Treasury & Securities Services and Asset & Wealth Management, as well as a Corporate segment. The segments are based upon the products and services provided or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on an operating basis. For a definition of operating basis, see the footnotes to the table below. For a further discussion concerning JPMorgan Chase’s business segments, see Business segment results on page 13 of this Form 10-Q, and pages 28-29 and Note 31 on pages 126-127 of JPMorgan Chase’s 2004 Annual Report.

The following table provides a summary of the Firm’s segment results for the three months ended March 31, 2005 and 2004, on an operating basis. The effect of credit card securitizations, Merger costs and the Litigation reserve charge have been included in Corporate/reconciling items so that total Firm results are on a reported basis. Finally, Operating revenue (Noninterest revenue and Net interest income) for each of the segments is presented on a tax-equivalent basis. Accordingly, revenue from tax-exempt securities and investments that receive tax credits are presented in the operating results on a basis comparable to taxable securities and investments. This allows management to assess the comparability of revenues arising from both taxable and tax-exempt sources. The corresponding income tax impact related to these items is recorded within Income tax expense. The effect of the tax-equivalent basis adjustments is eliminated in Corporate/Reconciling items to reflect results on a reported basis. Segment results for the quarter ended March 31, 2004, reflect heritage JPMorgan Chase-only results and have been restated to reflect the current business segment organization and reporting classifications.

Segment results and reconciliation(a)

		Retail			Treasury &	Asset	Corporate/
(in millions, except ratios)	Investment	Financial	Card	Commercial	Securities	& Wealth	Reconciling
Three months ended March 31, 2005(b)	Bank(e)	Services	Services(f)	Banking	Services	Management	Items(a)(g)	Total

Net interest income	$304	$2,653	$3,007	$625	$496	$282	$(2,142)	$5,225
Noninterest revenue	4,002	1,193	774	185	910	1,054	304	8,422
Intersegment revenue(c)	(126)	1	(2)	40	76	25	(14)	—

Total net revenue	4,180	3,847	3,779	850	1,482	1,361	(1,852)	13,647

Provision for credit losses	(366)	94	1,636	(6)	(3)	(7)	(921)	427
Credit reimbursement (to)/from TSS(d)	38	—	—	—	(38)	—	—	—
Merger costs	—	—	—	—	—	—	145 (h)	145
Litigation reserve charge	—	—	—	—	—	—	900	900
Other noninterest expense	2,525	2,162	1,313	458	1,065	934	435	8,892

Income (loss) before income tax expense	2,059	1,591	830	398	382	434	(2,411)	3,283
Income tax expense (benefit)	734	603	308	155	137	158	(1,076)	1,019

Net income (loss)	$1,325	$988	$522	$243	$245	$276	$(1,335)	$2,264

Average equity	$20,000	$13,100	$11,800	$3,400	$1,900	$2,400	$52,745	$105,345
Average assets	566,778	225,120	138,512	55,080	27,033	39,716	110,579	1,162,818
Return on average equity	27%	31%	18%	29%	52%	47%	NM	9%
Overhead ratio	60	56	35	54	72	69	NM	73

		Retail			Treasury &	Asset	Corporate/
(in millions, except ratios)	Investment	Financial	Card	Commercial	Securities	& Wealth	reconciling
Three months ended March 31, 2004(b)	Bank(e)	Services	Services(f)	Banking	Services	Management	Items(a)(g)	Total

Net interest income	$295	$1,145	$1,273	$227	$243	$122	$(319)	$2,986
Noninterest revenue	3,543	472	283	80	719	702	226	6,025
Intersegment revenue(c)	(74)	(6)	1	15	50	24	(10)	—

Total net revenue	3,764	1,611	1,557	322	1,012	848	(103)	9,011

Provision for credit losses	(188)	54	706	(13)	1	10	(555)	15
Credit reimbursement (to)/from TSS(d)	2	—	—	—	(2)	—	—	—
Merger costs	—	—	—	—	—	—	—	—
Litigation reserve charge	—	—	—	—	—	—	—	—
Other noninterest expense	2,326	1,241	599	209	867	649	202	6,093

Income before income tax expense	1,628	316	252	126	142	189	250	2,903
Income tax expense (benefit)	611	110	90	52	44	67	(1)	973

Net income	$1,017	$206	$162	$74	$98	$122	$251	$1,930

Average equity	$15,085	$5,177	$3,392	$795	$3,189	$5,471	$12,709	$45,818
Average assets	422,151	139,727	51,749	16,239	19,241	35,295	86,916	771,318
Return on average equity	27%	16%	19%	37%	12%	9%	NM	17%
Overhead ratio	62	77	38	65	86	77	NM	68

(a)
In addition to analyzing the Firm’s results on a reported basis, management reviews the line of business results on an “operating basis,” which is a non-GAAP financial measure. The definition of operating basis starts with the reported U.S. GAAP results. In the case of the Investment Bank, operating basis noninterest revenue includes, in Trading revenue, Net interest income (“NII”) related to trading activities. In the case of Card Services, refer to footnote (f). These adjustments do not change JPMorgan Chase’s reported net income. Operating basis also excludes Merger costs and the Litigation reserve charge, as management believes these items are not part of the Firm’s normal daily business operations (and, therefore, not indicative of trends) and do not provide meaningful comparisons with other periods. Finally, operating results reflect revenues (Noninterest revenue and NII) on a tax-equivalent basis. Refer to footnote (g) for the impact of these adjustments.

(b)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
(c)	Intersegment revenue includes intercompany revenue and revenue-sharing agreements, net of intersegment expenses. Transactions between business segments are primarily conducted at fair value.
(d)
TSS reimburses the IB for credit portfolio exposures the IB manages on behalf of clients the segments share. At the time of the Merger, the reimbursement methodology was revised to be based on pre-tax earnings, net of the cost of capital related to those exposures. Prior to the Merger, the credit reimbursement was based upon pre-tax earnings, plus the allocated capital associated with the shared clients.

(e)
Segment operating results include the reclassification of NII related to trading activities to Trading revenue within Noninterest revenue, which primarily impacts the Investment Bank. Trading-related NII reclassified to Trading revenue was $328 million and $576 million for the three months ended March 31, 2005 and 2004, respectively. These amounts are eliminated in Corporate/reconciling items to arrive at NII and Noninterest revenue on a reported GAAP basis for JPMorgan Chase.

(f)
Operating results for Card Services exclude the impact of credit card securitizations on revenue, provision for credit losses and average assets, as JPMorgan Chase treats the sold receivables as if they were still on the balance sheet in evaluating the overall performance of the credit card portfolio. The related securitization adjustments for the three months ended March 31, 2005 and 2004, were as follows: $1.7 billion and $838 million, respectively, in NII; $(815) million and $(365) million, respectively, in Noninterest revenue; $917 million and $473 million, respectively, in Provision for credit losses; and $67.5 billion and $33.4 billion, respectively, in Average assets. These adjustments are eliminated in Corporate/reconciling items to arrive at the Firm’s reported GAAP results.

(g)
Segment operating results reflect revenues on a tax-equivalent basis with the corresponding income tax impact recorded within income tax expense. Tax-equivalent adjustments for the three months ended March 31, 2005 and 2004, were as follows: $61 million and $14 million, respectively, in NII; $115 million and $34 million, respectively, in Noninterest revenue; and $176 million and $48 million, respectively, in Income tax expense. These adjustments are eliminated in Corporate/reconciling items to arrive at the Firm’s reported GAAP results.

(h)
Merger costs attributed to the lines of business for the three months ended March 31, 2005, were as follows: $5 million, Investment Bank; $26 million, Retail Financial Services; $11 million, Card Services; $2 million, Commercial Banking; $20 million, Treasury & Securities Services; $14 million, Asset & Wealth Management; and $67 million, Corporate. There were no Merger costs during the first quarter of 2004.

JPMORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEET, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

				Heritage JPMC only
	First Quarter 2005			First Quarter 2004
	Average		Rate	Average		Rate
	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)

ASSETS
Deposits with Banks	$15,232	$154	4.11%	$21,535	$87	1.62%
Federal Funds Sold and Securities Purchased under Resale Agreements	121,189	727	2.43	82,555	307	1.49
Securities Borrowed	52,449	221	1.71	48,609	94	0.77
Trading Assets — Debt Instruments	187,669	2,264	4.89	166,389	1,800	4.35
Securities	93,438	1,136	4.93 (a)	63,992	671	4.22 (a)
Interests in purchased receivables	29,277	186	2.58	2,537	11	1.79
Loans	398,494	6,005	6.11	214,941	2,670	5.00

Total Interest-Earning Assets	897,748	10,693	4.83	600,558	5,640	3.78
Allowance for loan losses	(7,192)			(4,486)
Cash and due from banks	29,831			20,255
Trading assets — Equity instruments	43,717			20,002
Trading assets — Derivative receivables	65,237			58,956
Other assets	133,477			76,033

Total Assets	$1,162,818			$771,318

LIABILITIES
Interest-Bearing Deposits	$388,355	$1,985	2.07%	$238,206	$814	1.37%
Federal Funds Purchased and Securities Sold under Repurchase Agreements	151,335	917	2.46	145,370	448	1.24
Commercial Paper	12,665	82	2.62	13,153	31	0.96
Other Borrowings(b)	98,259	1,227	5.06	80,388	905	4.53
Beneficial interests issued by consolidated VIEs	45,294	272	2.44	9,764	39	1.60
Long-term debt	108,004	924	3.47	53,574	403	3.02

Total Interest-Bearing Liabilities	803,912	5,407	2.73	540,455	2,640	1.96
Noninterest-Bearing deposits	127,405			76,147
Trading liabilities — Derivative payables	63,741			53,223
All other liabilities, including the allowance for lending-related commitments	62,076			54,666

Total Liabilities	1,057,134			724,491

STOCKHOLDERS’ EQUITY
Preferred Stock	339			1,009
Common Stockholders’ Equity	105,345			45,818

Total Stockholders’ Equity	105,684			46,827

Total Liabilities, Preferred Stock and Stockholders’ Equity	$1,162,818			$771,318

INTEREST RATE SPREAD			2.10%			1.82%
NET INTEREST INCOME AND MARGIN ON INTEREST-EARNING ASSETS		$5,286	2.39%		$3,000	2.01%

(a)
For the three months ended March 31, 2005 and 2004, the annualized rate for available-for-sale securities based on fair value was 4.92% and 4.21%, respectively. For the three months ended March 31, 2005 and 2004, the annualized rate for available-for-sale securities based on amortized cost was 4.90% and 4.22%, respectively.

(b)	Includes securities sold but not yet purchased.

GLOSSARY OF TERMS

APB: Accounting Principles Board Opinion.

APB 25: “Accounting for Stock Issued to Employees.”

Assets under management: Represent assets actively managed by Asset & Wealth Management on behalf of institutional, private banking, private client services and retail clients. Excludes assets managed by American Century Companies, Inc., in which the Firm has a 43% ownership interest.

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

EITF: Emerging Issues Task Force.

EITF Issue 04-7: “Determining Whether an Interest Is a Variable Interest in a Potential Variable Interest Entity.”

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

FIN 47: FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143.”

FASB Staff Position (“FSP”) SFAS 109-2: “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.”

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

Return on equity-goodwill: Represents net income applicable to common stock divided by total average common equity (net of goodwill). The Firm uses return on equity less goodwill, a non-GAAP financial measure, to evaluate the operating performance of the Firm. The Firm also utilizes this measure to facilitate operating comparisons to other competitors.

SFAS: Statement of Financial Accounting Standards.

SFAS 107: “Disclosures about Fair Value of Financial Instruments.”

SFAS 109: “Accounting for Income Taxes.”

SFAS 123: “Accounting for Stock-Based Compensation.”

SFAS 123R: “Share-Based Payment.”

SFAS 133: “Accounting for Derivative Instruments and Hedging Activities.”

SFAS 140: “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125.”

SFAS 142: “Goodwill and Other Intangible Assets.”

SFAS 143: “Accounting for Asset Retirement Obligations.”

Staff Accounting Bulletin (“SAB”) 107: “Application of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.”

Stress testing: A scenario that measures market risk under unlikely but plausible events in abnormal markets.

U.S. GAAP: Accounting principles generally accepted in the United States of America.

Value-at-Risk (“VAR”): A measure of the dollar amount of potential loss from adverse market moves in an ordinary market environment.

LINE OF BUSINESS METRICS

Investment Banking

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

Retail Financial Services

Description of selected business metrics within Home Finance:

Secondary marketing involves the sale of mortgage loans into the secondary market and risk management of this activity from the point of loan commitment to customers through loan closing and subsequent sale.

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

Description of selected business metrics within Consumer & Small Business Banking:

Personal bankers - Retail branch office personnel who acquire, retain and expand new and existing customer relationships by assessing customer needs and recommending and selling appropriate banking products and services.

Investment sales representatives - Licensed retail branch sales personnel, assigned to support several branches, who assist with the sale of investment products including college planning accounts, mutual funds, annuities and retirement accounts.

Description of selected business metrics within Insurance:

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

Card Services

Description of selected business metrics within Card Services:

Charge volume - Represents the dollar amount of cardmember purchases, balance transfers and cash advance activity.

Net accounts opened - Includes originations, purchases and sales.

Merchant acquiring business - Represents an entity that processes payments for merchants. JPMorgan Chase is a majority owner of Paymentech, Inc. and a 50% owner of Chase Merchant Services.

Bank card volume - Represents the dollar amount of transactions processed for the merchants.

Total transactions - Represents the number of transactions and authorizations processed for the merchants.

Commercial Banking

Commercial Banking revenues are comprised of the following:

Lending incorporates a variety of financing alternatives, such as term loans, revolving lines of credit and asset-based structures and leases, which are often secured by receivables, inventory, equipment or real estate.

Treasury services incorporates a broad range of products and services to help clients manage short-term liquidity through deposits and sweeps, and longer-term investment needs through money market accounts, certificates of deposit and mutual funds; manage working capital through lockbox, global trade, global clearing and commercial card products; and have ready access to information to manage their business through on-line reporting tools.

Investment banking products provide clients with more sophisticated capital-raising alternatives, through loan syndications, investment-grade debt, asset-backed securities, private placements, high-yield bonds and equity underwriting, and balance sheet and risk management tools through foreign exchange, derivatives, M&A and advisory services.

Treasury & Securities Services

Treasury & Securities Services firmwide metrics include certain TSS product revenues and liability balances reported in other lines of business for customers who are also customers of those lines of business. In order to capture the firmwide impact of TS and TSS products and revenues, management reviews firmwide metrics such as firmwide liability balances, firmwide revenue and firmwide overhead ratios in assessing financial performance for TSS. Firmwide metrics are necessary in order to understand the aggregate TSS business.

Asset & Wealth Management

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

Item 3 Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see the Market Risk Management section of the MD&A on pages 49-52 of this Form 10-Q.

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

There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.

Part II Other Information

Item 1 Legal proceedings
The following information supplements and amends the disclosure set forth under Part I, Item 3 “Legal proceedings” in the Firm’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and the Current Reports on Form 8-K filed since December 31, 2004.

Enron litigation. On March 28, 2005, the United States District Court for the Southern District of New York granted JPMorgan Chase’s motion to dismiss a purported consolidated class action lawsuit by the Firm’s stockholders alleging that the Firm issued false and misleading press releases and other public documents relating to Enron in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5. The dismissal was without prejudice to replead. Also on March 28, 2005, the United States District Court for the Southern District of New York dismissed without prejudice a shareholder derivative action brought by the Firm’s stockholders against JPMorgan Chase’s directors for alleged breaches of fiduciary duties.

WorldCom litigation. On March 17, 2005, JPMorgan Chase reached agreement with the counsel for named plaintiff Alan Hevesi to settle for $2 billion the claims asserted against the Firm in the class action case pending before the United States District Court for the Southern District of New York. All of the other underwriters defendants in the case also settled, for an aggregate payment to the class of more than $6.1 billion. Those settlements do not resolve more than 35 individual actions filed separately by plaintiffs that opted out of the class action. Those individual plaintiffs claim losses totaling about $1.3 billion. Settlement negotiations with certain of the plaintiffs in those actions are under way.

Commercial Financial Services litigation. The Firm has reached agreements in principle to settle for $356 million all the institutional investors’ lawsuits pending against JPMSI in the United States District Court for the Northern District of Oklahoma. These investors had sought damages of approximately $1.6 billion.

IPO allocation litigation. On February 15, 2005, the Court preliminarily approved a proposed settlement of plaintiffs’ claims against the issuer defendants in these cases, and has scheduled a fairness hearing on the issuer settlement for January 6, 2006. Pursuant to the proposed issuer settlement, the issuer defendants conditionally assigned to the plaintiffs any claims related to any “excess compensation” allegedly paid to the underwriters by their customers for allocations of stock in the offerings at issue in the IPO litigation. Joseph P. Lasala, the trustee designated by plaintiffs to act as assignee of such issuer excess compensation claims, has filed complaints purporting to allege state law claims on behalf of certain issuers against JPMSI and other underwriters, together with motions to stay proceedings in each case. JPMSI either has filed or will shortly file oppositions to the stays and motions to dismiss the complaints.

Research analyst conflicts. In the action filed in West Virginia state court by West Virginia’s Attorney General, the West Virginia Supreme Court has agreed to hear the interlocutory appeal sought by defendants of the trial court’s denial of their motion to dismiss. Oral argument on the appeal is scheduled for June 8, 2005. The email retention settlement has been finally approved by all regulators on the terms negotiated by JPMSI and the staff of each regulator.

National Century Financial Enterprises (NCFE). On March 31, 2005, motions to dismiss the UAT action were filed on behalf of JPMorgan Chase Bank. These motions are currently pending. In addition, the Securities and Exchange Commission has served subpoenas on JPMorgan Chase Bank and Bank One, N.A. (“Bank One”) and has interviewed certain current and former employees. On April 25, 2005, the staff of the Midwest Regional Office of the SEC wrote to advise Bank One that it is considering recommending that the Commission bring a civil injunctive action against Bank One and a former employee alleging violations of the securities laws in connection with Bank One’s role as indenture trustee for the NPF XII note program.

Mutual Fund Litigation. On March 25, 2005, Bank One and other defendants filed motions to dismiss the Employee Retirement Income Security Act claims in the litigation in Baltimore, Maryland. On April 11, 2005, the West Virginia Attorney General filed suit against BOIA, JPMorgan Chase and other entities related to the mutual fund industry for alleged market timing, late trading and disclosure of portfolio information. The suit purports to bring claims for quo warranto and violation of the West Virginia Consumer Credit and Protection Act.

Bank One Securities Litigation. The Firm as successor to Bank One Corporation, settled all First Chicago Shareholder claims against it and former officers and directors in In Re Bank One Securities Litigation for $120 million. The Firm reached this settlement agreement without admitting any wrongdoing. On March 22, 2005, the United States District Court for the Northern District of Illinois preliminarily approved the settlement. A fairness hearing will be held on May 19, 2005 in connection with the class settlement.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2005, shares of common stock of JPMorgan Chase & Co. were issued in transactions exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof, to retired directors who had deferred receipt of such common stock pursuant to the Deferred Compensation Plan for Non-Employee Directors, as follows: January 3, 2005: 27,171 shares; and to retired employees who had deferred receipt of such common shares pursuant to the Corporate Performance Incentive Plan, as follows: January 25, 2005: 37,988 shares.

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

The Firm’s repurchases of equity securities in the first quarter of 2005 were as follows:

	Total open	Average	Dollar value of
For the three months ended	market shares	price paid	remaining authorized
March 31, 2005	repurchased	per share (a)	repurchase program

January	4,525,000	$36.99	$5,095
February	18,075,000	36.92	4,427
March	13,372,000	35.97	3,946

Total	35,972,000	$36.57

(a)	Excludes commission costs.

In addition to the repurchases disclosed above, participants in the Long-term Incentive Plan and Stock Option Plan may have shares withheld to cover income taxes. Shares withheld to pay income taxes are repurchased pursuant to the terms of the applicable Plan and not under the Firm’s publicly announced share repurchase program. A total of 6,993,164 shares were repurchased in the 2005 first quarter at an average price per share of $27.20: January—6,392,128 shares at an average price per share of $26.70; February—329,745 shares at an average price per share of $33.35; March—271,291 shares at an average price per share of $31.65.

Item 3 Defaults Upon Senior Securities

            None

Item 4 Submission of Matters to a Vote of Security Holders

            None

Item 5 Other Information

            None

Item 6 Exhibits

31.1	-	Certification
31.2	-	Certification
31.3	-	Certification
32	-	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMORGAN CHASE & CO. (Registrant)

Date: May 5, 2005
	By	/s/ Joseph L. Sclafani

Joseph L. Sclafani Executive Vice President and Controller [Principal Accounting Officer]

INDEX TO EXHIBITS

SEQUENTIALLY NUMBERED

EXHIBIT NO.	EXHIBITS	PAGE AT WHICH LOCATED
31.1	Certification	85
31.2	Certification	86
31.3	Certification	87

The following exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. In addition, Exhibit No. 32 shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	88