Form 10-Q
period 2005-06-30
J P MORGAN CHASE & CO
filed 2005-08-08
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10–Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005	Commission file number 1-5805
JPMORGAN CHASE & CO.
(Exact name of registrant as specified in its charter)

Delaware	13-2624428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

270 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)
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
Yes [X] No [   ]
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [   ]

Common Stock, $1 Par Value	3,512,844,100

Number of shares outstanding of each of the issuer’s classes of common stock on July 31, 2005.

FORM 10-Q
TABLE OF CONTENTS

		Page
Part I – Financial information

Item 1	Consolidated Financial Statements — JPMorgan Chase & Co.:

	Consolidated statements of income (unaudited) for the three and six months ended June 30, 2005, and June 30, 2004	64

	Consolidated balance sheets (unaudited) at June 30, 2005, and December 31, 2004	65

	Consolidated statements of changes in stockholders’ equity (unaudited) for the six months ended June 30, 2005, and June 30, 2004	66

	Consolidated statements of cash flows (unaudited) for the six months ended June 30, 2005, and June 30, 2004	67

	Notes to consolidated financial statements (unaudited)	68

	Consolidated average balance sheet, interest and rates (unaudited) for the three and six months ended June 30, 2005, and June 30, 2004	89

	Glossary of Terms and Line of Business Metrics	91

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	Consolidated Financial Highlights	3

	Introduction	4

	Executive Overview	6

	Consolidated Results of Operations	8

	Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures	10

	Business Segment Results	14

	Balance Sheet Analysis	41

	Capital Management	42

	Off-Balance Sheet Arrangements and Contractual Cash Obligations	44

	Risk Management	45

	Supervision and Regulation	61

	Critical Accounting Estimates Used by the Firm	62

	Accounting and Reporting Developments	63

Item 3	Quantitative and Qualitative Disclosures About Market Risk	95

Item 4	Controls and Procedures	95

Part II – Other information

Item 1	Legal Proceedings	95

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	96

Item 3	Defaults Upon Senior Securities	96

Item 4	Submission of Matters to a Vote of Security Holders	96

Item 5	Other Information	96

Item 6	Exhibits	96

JPMORGAN CHASE & CO.
CONSOLIDATED FINANCIAL HIGHLIGHTS

(in millions, except per share, ratio and headcount data)						Six months ended June 30,
As of or for the period ended (a)	2Q 2005	1Q 2005	4Q 2004	3Q 2004	2Q 2004	2005	2004

Selected income statement data
Net interest income	$5,001	$5,225	$5,329	$5,452	$2,994	$10,226	$5,980
Noninterest revenue	7,742	8,422	7,621	7,053	5,637	16,164	11,662

Total net revenue	12,743	13,647	12,950	12,505	8,631	26,390	17,642
Provision for credit losses	587	427	1,157	1,169	203	1,014	218
Noninterest expense before Merger costs and Litigation reserve charge	8,748	8,892	8,863	8,625	5,713	17,640	11,806
Merger costs	279	145	523	752	90	424	90
Litigation reserve charge	1,872	900	—	—	3,700	2,772	3,700

Total noninterest expense	10,899	9,937	9,386	9,377	9,503	20,836	15,596

Income (loss) before income tax expense (benefit)	1,257	3,283	2,407	1,959	(1,075)	4,540	1,828
Income tax expense (benefit)	263	1,019	741	541	(527)	1,282	446

Net income (loss)	$994	$2,264	$1,666	$1,418	$(548)	$3,258	$1,382
Per common share
Net income (loss) per share:
Basic	$0.28	$0.64	$0.47	$0.40	$(0.27)	$0.93	$0.67
Diluted	0.28	0.63	0.46	0.39	(0.27)	0.91	0.65
Cash dividends declared per share	0.34	0.34	0.34	0.34	0.34	0.68	0.68
Book value per share	29.95	29.78	29.61	29.42	21.52
Common shares outstanding (average)
Basic	3,493	3,518	3,515	3,514	2,043	3,505	2,038
Diluted	3,548	3,570	3,602	3,592	2,043	3,559	2,096
Common shares at period-end	3,514	3,525	3,556	3,564	2,088
Selected ratios
Return on common equity (“ROE”)(b)	4%	9%	6%	5%	NM	6%	6%
Return on assets (“ROA”)(b)(c)	0.34	0.79	0.57	0.50	NM	0.56	0.35
Tier 1 capital ratio	8.2	8.6	8.7	8.6	8.2%
Total capital ratio	11.3	11.9	12.2	12.0	11.2
Tier 1 leverage ratio	6.2	6.3	6.2	6.5	5.5
Selected balance sheet data (period-end)
Total assets	$1,171,283	$1,178,305	$1,157,248	$1,138,469	$817,763
Securities	58,573	75,251	94,512	92,816	64,915
Total loans	416,025	402,669	402,114	393,701	225,938
Deposits	534,640	531,379	521,456	496,454	346,539
Long-term debt	101,182	99,329	95,422	91,754	52,981
Common stockholders’ equity	105,246	105,001	105,314	104,844	44,932
Total stockholders’ equity	105,385	105,340	105,653	105,853	45,941
Credit quality metrics
Allowance for credit losses	$7,233	$7,423	$7,812	$8,034	$4,227	$7,233	$4,227
Nonperforming assets	2,832	2,949	3,231	3,637	2,482	2,832	2,482
Allowance for loan losses to total loans(d)	1.76%	1.83%	1.94%	2.01%	1.92%	1.76%	1.92%
Net charge-offs	$773	$816	$1,398	$865	$392	$1,589	$836
Net charge-off rate(b)(e)	0.83%	0.88%	1.47%	0.93%	0.77%	0.86%	0.84%
Wholesale net charge-off (recovery) rate(b)(e)	(0.17)	(0.03)	0.21	(0.08)	0.29	(0.10)	0.39
Managed Card net charge-off rate(b)	4.87	4.83	5.24	4.88	5.85	4.85	5.83
Headcount	168,461	164,381	160,968	162,275	94,615
Share price(f)
High	$36.50	$39.69	$40.45	$40.25	$42.57	$39.69	$43.84
Low	33.35	34.32	36.32	35.50	34.62	33.35	34.62
Close	35.32	34.60	39.01	39.73	38.77	35.32	38.77

(a)
Results for each quarter commencing with the third quarter of 2004, and for the six months ended June 30, 2005, include the combined Firm’s results; results for the second quarter of 2004 and six months ended June 30, 2004, reflect the results of heritage JPMorgan Chase only.

(b)	Based on annualized amounts.

(c)	Represents Net income divided by Total average assets.

(d)	Excluded from this ratio were loans held-for-sale.

(e)	Excluded from this ratio were average loans held-for-sale.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section of this Form 10–Q provides management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of JPMorgan Chase. See the Glossary of terms on pages 91–92 for a definition of terms used throughout this Form 10–Q. The MD&A included in this Form 10–Q contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. Factors that could cause JPMorgan Chase’s results to differ materially from those described in the forward-looking statements can be found in the JPMorgan Chase Quarterly Report on Form 10–Q for the quarter ended March 31, 2005, and the 2004 Annual Report on Form 10–K for the year ended December 31, 2004, each filed with the U.S. Securities and Exchange Commission and available at the Securities and Exchange Commission’s Internet site ( http://www.sec.gov ).
INTRODUCTION
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States, with $1.2 trillion in assets, $105 billion in stockholders’ equity and operations in more than 50 countries. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing, asset and wealth management and private equity. Under the JPMorgan, Chase and Bank One brands, the Firm serves millions of customers in the United States and many of the world’s most prominent corporate, institutional and government clients.
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
Retail Financial Services
Retail Financial Services (“RFS”) includes Home Finance, Consumer & Small Business Banking, Auto & Education Finance and Insurance. Through this group of businesses, the Firm provides consumers and small businesses with a broad range of financial products and services including deposits, investments, loans and insurance. Home Finance is a leading provider of consumer real estate loan products and is one of the largest originators and servicers of home mortgages. Consumer & Small Business Banking offers one of the largest branch networks in the United States, covering 17 states with 2,539 branches and 6,961 automated teller machines. Auto & Education Finance is the largest bank originator of automobile loans as well as a top provider of loans for college students. Through its Insurance operations, the Firm sells and underwrites an extensive range of financial protection products and investment alternatives, including life insurance, annuities and debt protection products.
Card Services
Card Services (“CS”) is the largest issuer of general purpose credit cards in the United States, with over 95 million cards in circulation, and is the largest merchant acquirer. CS offers a wide variety of products to satisfy the needs of its cardmembers, including cards issued on behalf of many well-known partners, such as major airlines, hotels, universities, retailers and other financial institutions.

Commercial Banking
Commercial Banking (“CB”) serves more than 25,000 corporations, municipalities, financial institutions and not-for-profit entities, with annual revenues generally ranging from $10 million to $2 billion. A local market presence and a strong customer service model, coupled with a focus on risk management, provide a solid infrastructure for CB to provide the Firm’s complete product set – lending, treasury services, investment banking and investment management. CB clients benefit from the Firm’s retail branch network and commercial banking offices, including locations in 10 out of the top 15 major metropolitan areas in the U.S.
Treasury & Securities Services
Treasury & Securities Services (“TSS”) is a global leader in providing transaction, investment and information services to support the needs of corporations, issuers and institutional investors worldwide. TSS is the largest cash management provider in the world and a leading global custodian. The Treasury Services (“TS”) business provides clients with a broad range of capabilities, including U.S. dollar and multi-currency clearing, ACH, trade, and short-term liquidity and working capital tools. The Investor Services (“IS”) business provides a wide range of capabilities, including custody, funds services, securities lending, and performance measurement and execution products. The Institutional Trust Services (“ITS”) business provides trustee, depository and administrative services for debt and equity issuers. Treasury Services partners with the Commercial Banking, Consumer & Small Business Banking and Asset & Wealth Management segments to serve clients firmwide. As a result, certain Treasury Services revenues are included in other segments’ results. TSS has combined the management of the Investor Services and Institutional Trust Services businesses under the name Worldwide Securities Services to create an integrated franchise which will provide custody and investor services as well as securities clearance and trust services to clients globally.
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
MERGER WITH BANK ONE CORPORATION
The results of operations of Bank One Corporation (“Bank One”) were included in the Firm’s results beginning July 1, 2004. Therefore, results of operations for the six months ended June 30, 2005, reflect six months of operations of the combined Firm, while the results of operations for the six months ended June 30, 2004, reflect the operations of heritage JPMorgan Chase only.
For the quarter ended June 30, 2005, approximately $440 million (pre-tax) of merger savings have been realized, which is an annualized rate of $1.8 billion. Management continues to estimate that annual merger savings of approximately $3.0 billion (pre-tax) will be achieved by the end of 2007; approximately two-thirds of the savings are anticipated to be realized by the end of 2005. Merger costs of approximately $279 million (pre-tax) were expensed during the second quarter of 2005, bringing the total amount expensed year-to-date to $424 million and $1.8 billion (pre-tax) cumulative since the merger announcement. Management continues to estimate remaining merger costs of $1.2 billion to $1.7 billion (pre-tax), which are expected to be expensed over the next two years. These estimated Merger-related charges will result from actions taken with respect to both JPMorgan Chase’s and Bank One’s operations, facilities and employees. The charges will be recorded based on the nature and timing of these integration actions.
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
Enron litigation settlement
On June 14, 2005, JPMorgan Chase announced that it had reached an agreement in principle to settle, for $2.2 billion (pre-tax), the Enron class action litigation entitled Newby v. Enron Corp. The Firm also recorded a nonoperating charge of $1.9 billion (pre-tax) to cover the settlement and to increase its reserves for certain other remaining material legal matters.
Neovest Holdings, Inc.
On June 23, 2005, JPMorgan Chase agreed to acquire Neovest Holdings, Inc., a provider of high-performance equity trading technology and direct market access. Neovest’s electronic execution and order management capabilities provide investors with access to electronic communication networks (ECNs), exchanges, floor brokers, block desks and algorithmic products. With this transaction, the Investment Bank will offer a leading, broker-neutral trading platform across asset classes to institutional investors, asset managers and hedge funds. The transaction is expected to close in the third quarter of 2005.

EXECUTIVE OVERVIEW
This overview of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Form 10-Q. For a more complete understanding of events, trends and uncertainties as well as the liquidity, capital, credit and market risks, and the critical accounting estimates, affecting the Firm and its various lines of business, this Form 10-Q should be read in its entirety.
Business overview
The Firm reported 2005 second-quarter net income of $1.0 billion, or $0.28 per share, compared with a net loss of $548 million, or $0.27 per share, for the second quarter of 2004. Return on common equity for the quarter was 4%. Results included $1.3 billion of after-tax charges, or $0.38 per share, composed of a nonoperating litigation reserve charge of $1.2 billion and Merger costs of $173 million. The nonoperating litigation charge was related to the Firm’s settlement of the Enron class action as well as to certain of its other material legal proceedings. Excluding this charge and the Merger costs, operating earnings were $2.3 billion, or $0.66 per share, and return on common equity was 9%.
Net income for the first six months of 2005 was $3.3 billion, or $0.91 per share, compared with $1.4 billion, or $0.65 per share, in the comparable period last year. The increase is primarily attributable to the Merger. Return on common equity was 6%. The results include after-tax nonoperating litigation reserve charges of $1.7 billion and Merger costs of $263 million. In addition to the aforementioned litigation charge in the second quarter of 2005, the first-half nonoperating litigation charge also included a $558 million charge for the settlement costs of the WorldCom class action litigation. Excluding these litigation charges and Merger costs, operating earnings were $5.2 billion, or $1.47 per share, and return on common equity was 10%.
Global economic and market conditions affect performance in each of the Firm’s businesses. Early in the quarter, investor concerns over a slowing economy, outsized inflation readings, continued high energy prices and slowing corporate profits affected the markets. At the same time, the auto industry’s problems triggered debt downgrades and turmoil in the derivatives markets, and downbeat European economic news drove the dollar higher relative to the euro. This challenging environment had an adverse impact on the Investment Bank’s trading results. In addition, the yield curve continued to flatten as two quarter-point increases in the federal funds rate drove short-term rates higher while long-term rates remained at historic lows. Nevertheless, certain of the Firm’s consumer businesses benefited from a shift in consumer sentiment, as concerns about high oil prices and pending bankruptcy legislation were offset by an improving job market and low levels of inflation. Consumer spending rebounded over the quarter, which had a positive impact on credit card charge volume. Economic data at the end of the quarter left a more favorable impression of conditions going into the second half of the year.
The following discussion of each line of business results compares the second quarter of 2005 to the comparable period in the prior year, unless otherwise noted. On an operating basis, net income in each of the Firm’s business segments was affected significantly by the Merger. The summary below highlights factors other than the Merger that affected operating results.
Investment Bank earnings declined, as significantly lower trading revenues more than offset strength in investment banking fees (particularly advisory) and continued improvement in credit quality, which resulted in a greater reduction in the allowance for credit losses. Trading performance reflected a challenging market environment which resulted in weak portfolio management results, lower proprietary trading revenues and reduced client flows. Advisory revenues represented the highest quarter since 2000. Reduced performance-based incentive compensation expense was offset by increased staff costs from higher headcount levels.
Retail Financial Services earnings benefited from wider spreads on deposits, increased deposit balances, growth in retained consumer real estate loans and improved mortgage servicing right (“MSR”) risk management results. These benefits were partially offset by reduced revenue related to lower prime mortgage originations and a lack of securitization gains related to the decision to retain subprime mortgage loans. Continued strength in credit quality and lower net charge-offs led to a reduction in the Allowance for credit losses. Increased operating efficiencies in nearly all businesses offset ongoing investments in retail banking distribution and sales.
Card Services earnings growth reflected lower Provision for credit losses, higher revenue and merger saves. These benefits were partially offset by higher marketing spend and an operating charge to increase litigation reserves. The Provision for credit losses was reduced by lower contractual net charge-offs, but adversely affected by increased bankruptcy losses from accelerated filings due to the pending change in bankruptcy legislation and the acquisition of a private label portfolio. Managed credit ratios remained strong, benefiting from a continued low level of delinquencies. Revenue increased due to higher loan balances and increased interchange income from higher charge volume, partially offset by higher volume-driven payments to partners and higher rewards expense. Strong new account originations led to an increase in balances in their introductory periods, resulting in margin compression.
Commercial Banking earnings declined as a result of increased Provision for credit losses, which reflected higher reserves, primarily due to refinements in the data used to estimate the Allowance for credit losses and not to a deterioration in the credit quality of the portfolio, which remained strong. Underlying business trends were positive: wider spreads on higher liability balances (which include deposits and deposits swept into on-balance sheet liabilities), increased loan balances, and strong investment banking revenue resulted in increased revenues. Offsetting these improvements were lower fees in lieu of compensating balances, narrower loan spreads and lower gains on the sales of assets acquired in the satisfaction of debt. Expenses were essentially flat.

Treasury & Securities Services produced triple-digit earnings growth and significantly improved its pre-tax margin. Revenue increases were driven by widening spreads on liability balances, improved fee-based revenue and liability balance growth. Expenses increased due to charges to terminate a client contract, the Vastera acquisition and onboarding fund accounting clients. These expense increases were partially offset by lower allocations of Corporate segment expenses and increased product unit costs charged to other lines of business.
Asset & Wealth Management produced double-digit earnings growth and improved its pre-tax margin as well. Higher fee revenue resulted from the acquisition of a majority interest in Highbridge Capital Management, LLC, net asset inflows (particularly in equity and alternative asset classes) and global equity market appreciation. Expense increases reflected the acquisition of Highbridge and increased compensation expense primarily due to higher performance-based incentives which were driven by improved investment results.
Corporate segment earnings declined. Compared with the second quarter of 2004, the decline in revenue was due primarily to declining net interest income resulting from the repositioning of the treasury portfolio and lower private equity gains. Compared with the first half of 2004, the decline was primarily due to securities losses related to repositioning the treasury portfolio, compared with gains in the prior period; this decline more than offset the significant increase in private equity gains.
The Firm’s balance sheet remained strong, with total stockholders’ equity of $105 billion and a Tier 1 capital ratio at June 30, 2005 of 8.2%. The Firm repurchased $594 million, or 16.8 million shares, of common stock during the quarter and $1.9 billion, or 52.8 million shares, of common stock during the first half of the year.
Business outlook
The Investment Bank anticipates continued strength in investment banking fees, reflecting a pipeline at June 30, 2005, that is similar to that of the first half of the year. Trading conditions were difficult in April and May, but in June and July the IB saw a return to more normal markets. Nevertheless, trading markets are difficult to predict, and third-quarter investment banking and trading revenues have historically been negatively affected by the quieter summer months. The IB expects credit portfolio revenues to decline from first-half levels as gains from loan workouts and loan sales decrease. The ratio of compensation expense to revenue in the second quarter was 43%, bringing the year-to-date ratio to 41%, which is reflective of current market conditions.
In Retail Financial Services, a flatter yield curve and rising short term interest rates may lead to tighter deposit margins in coming quarters for Consumer & Small Business Banking. Favorable MSR risk management results recorded in the first two quarters of the year are not anticipated in the second half of the year given the unpredictability of certain market factors. The business expects pressure to remain on auto loan originations, although efforts continue to reduce the expense base and improve returns on new business. There is no indication that credit quality trends will deviate from current levels, although seasonal increases are possible. The business anticipates continued investment in retail banking distribution and sales.
In Card Services, favorable response to marketing initiatives significantly increased new account originations and, therefore, increased the number of balances in their introductory period. This, coupled with the competitive environment in which Card Services operates, could put some pressure on margins in the coming quarters. Marketing spend is currently expected to remain stable in the third quarter and experience a seasonal drop in the fourth quarter. The business anticipates, based on current indicators of credit quality, that credit costs for the second half of 2005 will be stable, primarily driven by strong performance, as well as an anticipated stabilization of bankruptcy filing trends subsequent to the October, 2005 legislative change. These positive trends may be offset by minimum payment changes in 2006.
Private equity gains in the first half totaled $1.1 billion. Although results can be volatile, given the occurrence of several large realized gains in the first half, management expects the level of gains in the second half of the year to be in the range of $200 million to $250 million per quarter.
The Firm anticipates wholesale credit costs returning to more normal levels over the next several quarters.
Management continues to expect to realize annualized merger savings of approximately $2.2 billion by the end of 2005, compared with an annualized rate of approximately $1.8 billion at the end of the second quarter. Incremental merger savings in the second quarter were $60 million and are anticipated to be approximately $110 million in the second half of 2005.

CONSOLIDATED RESULTS OF OPERATIONS
The following section provides a discussion of JPMorgan Chase’s consolidated results of operations on a reported basis. Factors that are primarily related to a single business segment are discussed in more detail within that business segment. For a discussion of the Critical accounting estimates used by the Firm that affect the Consolidated results of operations, see page 62 of this Form 10–Q, and pages 77–79 of the JPMorgan Chase 2004 Annual Report.
The following table presents the components of Total net revenue:

Total net revenue(a)	Three months ended June 30,			Six months ended June 30,
(in millions)	2005	2004	Change	2005	2004	Change

Investment banking fees	$961	$893	8%	$1,954	$1,585	23%
Trading revenue	387	873	(56)	2,246	2,593	(13)
Lending & deposit related fees	851	412	107	1,671	826	102
Asset management, administration and commissions	2,541	1,814	40	5,039	3,650	38
Securities/private equity gains (losses)	407	460	(12)	362	892	(59)
Mortgage fees and related income	336	294	14	698	488	43
Credit card income	1,763	631	179	3,497	1,236	183
Other income	496	260	91	697	392	78

Noninterest revenue	7,742	5,637	37	16,164	11,662	39
Net interest income	5,001	2,994	67	10,226	5,980	71

Total net revenue	$12,743	$8,631	48%	$26,390	$17,642	50%

(a) 2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
Total net revenues rose by $4.1 billion, or 48%, from the second quarter of 2004 and $8.7 billion, or 50%, from the first half of 2004, resulting mainly from the Merger, which affected most revenue categories. The discussion that follows highlights factors other than the Merger that affected the comparison of the results of the three and six months ended June 30, 2005 and 2004.
Investment banking fees were up 8% from last year’s second quarter and up significantly on a year-to-date basis, reflecting strength in advisory and debt underwriting, partially offset by declines in equity underwriting fees due to reduced levels of market volumes. European investment banking fees were particularly strong in the first half of 2005. Trading revenues for both the second quarter and first half of 2005, were lower than comparable periods in 2004. A challenging market environment in the second quarter resulted in weak portfolio management results, lower proprietary trading revenues due to fewer market opportunities and reduced client flows. Second quarter trading results drove the first half decline in trading revenues as well. For a further discussion of Investment banking fees and Trading revenue, which are primarily recorded in the IB, see the IB segment results on pages 15-19 of this Form 10–Q.
Lending & deposit related fees increased significantly from the 2004 second quarter and year-to-date periods as a result of the Merger. Absent the merger, these fees would have declined in both periods, driven primarily by lower fees in lieu of compensating balances due to rising interest rates. In a rising interest rate environment, customers earn more credit from their deposit balances and thus compensate the Firm using balances instead of fees. For a further discussion on liability balances and deposits, see page 42 of this Form 10-Q.
The increases in Asset management, administration and commissions for the second quarter and first half of 2005 were driven by incremental fees from several recent investments, including a majority interest in Highbridge Capital Management, LLC, a joint venture with Cazenove Group plc (“Cazenove”) and the acquisition of Vastera. In addition, organic business growth, global equity market appreciation and net asset inflows contributed to the improvement. For additional information on these fees and commissions, see the segment discussions for AWM on pages 35-38, TSS on pages 32-34 and RFS on pages 20-27 of this Form 10–Q.
The decline in Securities/private equity gains (losses) compared with the second quarter of 2004 reflected lower private equity gains resulting primarily from higher mark-to-market losses on the portfolio. For the first half of the year, the decrease in Securities/private equity gains (losses) was mainly attributable to the net impact of two significant items recognized in the first quarter of 2005: securities losses of $822 million primarily related to the repositioning of the Treasury portfolio to manage exposure to rising interest rates, partially offset by significantly higher private equity gains due primarily to two large transactions. For a further discussion of Securities/private equity gains (losses), which are primarily recorded in the Firm’s Treasury and Private Equity businesses, see the Corporate segment discussion on pages 38-40 of this Form 10–Q.
Mortgage fees and related income rose from the second quarter and first six months of 2004 largely due to improvements in risk management results related to the MSR asset. The increase for both periods was offset in part by a reduction in revenue related to lower prime mortgage originations and the decision to retain subprime mortgage loans rather than securitize. Mortgage fees and related income excludes the impact of NII and AFS securities gains related to home mortgage activities. For a discussion of Mortgage fees and related income, which is primarily recorded in RFS’s Home Finance business, see the Home Finance discussion on pages 22-24 of this Form 10–Q.

Credit card income increased, compared with the second quarter and first half of 2004, primarily as a result of higher interchange income associated with growth in charge volume. This was partially offset by higher volume-driven payments to partners and higher rewards expense. For a further discussion of Credit card income, see CS’s segment results on pages 27-29 of this Form 10–Q.
The increase in Other income from the second quarter of 2004 was driven by higher net results from corporate and bank-owned life insurance policies and higher gains on securities from loan workouts and loan sales. Other income for the first six months of 2005 was up due to higher net results from the aforementioned insurance policies, revenues from loan workouts and loan sales, and a gain on sale of the recreational vehicle loan portfolio in the first quarter of 2005. These revenues were partially offset by write-downs on auto loans that were transferred to the held-for-sale portfolio in RFS in the first quarter of 2005.
Net interest income rose from the 2004 second quarter and first six months, principally as a result of wider spreads on consumer deposits and wholesale liability balances, and growth in consumer loan and deposit balances. In addition, 2005 first half results benefited from the absence of a $40 million charge taken in the first quarter of 2004 related to auto lease residuals. These favorable items were partially offset by the reduced level of the Treasury portfolio, tighter wholesale loan spreads and the absence of the $4 billion manufactured home loan portfolio that was sold in late 2004. The Firm’s total average interest-earning assets for the three months ended June 30, 2005, were $912 billion, up 49% from June 30, 2004, primarily as a result of the Merger. The net interest yield on these assets, on a fully taxable-equivalent basis, was 2.24%, an increase of 26 basis points from the prior year. The Firm’s total average interest-earning assets for the six months ended June 30, 2005, were $905 billion, up 49% from June 30, 2004, primarily as a result of the Merger. The net interest yield on these assets, on a fully taxable-equivalent basis, was 2.31%, an increase of 31 basis points from the prior year.
Provision for credit losses
The Provision for credit losses rose from the second quarter and first six months of 2004. This rise was primarily due to the Merger and an increase in the consumer provision as a result of increased credit card bankruptcy losses from accelerated filings. Credit quality in the card portfolio remained strong, however, with managed net charge-off ratios declining from the levels in both the second quarter and first six months of 2004. In addition, there was higher provision expense related to the decision to retain subprime mortgage loans rather than securitize, partially offset by a reduction in other RFS allowances for loan losses due to lower net charge offs and improved credit trends. The net increase in the consumer provision was partially offset by a benefit in the wholesale provision, reflecting continued improvement in credit quality. For further information about the Provision for credit losses and the Firm’s management of credit risk, see the Credit risk management discussion on pages 48-58 of this Form 10-Q.
Noninterest expense
The following table presents the components of Noninterest expense:

	Three months ended June 30,			Six months ended June 30,
(in millions)(a)	2005	2004	Change	2005	2004	Change

Compensation expense	$4,266	$2,943	45%	$8,968	$6,245	44%
Occupancy expense	580	440	32	1,105	871	27
Technology and communications expense	896	786	14	1,816	1,605	13
Professional & outside services	1,130	752	50	2,204	1,568	41
Marketing	537	202	166	1,020	401	154
Other expense	954	511	87	1,759	958	84
Amortization of intangibles	385	79	387	768	158	386

Total noninterest expense before merger costs and litigation reserve charge	8,748	5,713	53	17,640	11,806	49
Merger costs	279	90	210	424	90	371
Litigation reserve charge	1,872	3,700	(49)	2,772	3,700	(25)

Total noninterest expense	$10,899	$9,503	15%	$20,836	$15,596	34%

(a) 2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
Total Noninterest expense was $10.9 billion for the three months ended June 30, 2005, up $1.4 billion, or 15%, from the second quarter of 2004. Excluding Merger costs and nonoperating Litigation reserve charges in the second quarters of 2004 and 2005, Noninterest expense would have been $8.7 billion, up 53% from the prior year. Total Noninterest expense for the first six months of 2005 was $20.8 billion, up 34% from the same period last year. Excluding Merger costs and nonoperating Litigation reserve charges, Noninterest expense for the first half would have been $17.6 billion, up 49%. The increases from 2004 were due primarily to the Merger, which affected each category of Noninterest expense. The discussion that follows highlights factors other than the Merger that affected the comparison of results.
The increases in Compensation expense from the second quarter and first half of 2004 were primarily the result of additional headcount due to the insourcing of the Firm’s global technology infrastructure (effective December 31, 2004, JPMorgan Chase terminated its outsourcing agreement with IBM) and the impact of several investments, including Highbridge, Cazenove and Vastera. These were partially offset by merger-related savings throughout the Firm.

Occupancy expense included charges for excess real estate of $35 million in the second quarter of 2005, compared with charges of $26 million in the same period of last year.
The increases in Technology and communications expense from both periods last year, primarily as a result of the Merger, were partially offset by the lower costs associated with insourcing the support for the Firm’s global technology infrastructure.
Professional & outside services rose from the second quarter and first six months of 2004, reflecting upgrades to the Firm’s systems and technology, the termination of the aforementioned IBM outsourcing agreement and the impact of business growth. These expense increases were partially offset by the benefits of vendor contract negotiations and other expense management initiatives.
Marketing expense was up from both periods of 2004 due to the costs of acquiring new credit card accounts and launching the new Chase brand.
The increases in Other expense from the second quarter and first half of 2004 reflected higher operating charges for several legal matters, incremental expenses of several recent investments, including Highbridge, Cazenove and Vastera, charges of $93 million (pre-tax) in the 2005 second quarter to terminate a client contract in Treasury & Securities Services and a $40 million (pre-tax) charge taken in the first quarter of 2005 related to the dissolution of a student loan joint venture. These items were partially offset by merger-related savings and other efficiencies. In addition, the prior-year quarter included software impairment write-offs of $67 million (pre-tax) recorded at Treasury & Securities Services.
For a discussion of Amortization of intangibles and Merger costs, refer to Note 14 and Note 7 on pages 81–83 and 73, respectively, of this Form 10–Q.
The Firm recorded a $1.9 billion ($1.2 billion after-tax) nonoperating litigation charge related to its settlement of the Enron class action litigation as well as to certain of its other material legal proceedings, compared with a $900 million ($558 million after-tax) nonoperating litigation charge in the first quarter of 2005 for the settlement costs of the WorldCom class action litigation. In the second quarter of 2004, the Firm took a $3.7 billion ($2.3 billion after-tax) nonoperating litigation charge to increase litigation reserves. For a further discussion of litigation, refer to Note 17 on page 84, and Part II, Item 1, Legal Proceedings, on pages 95–96 of this Form 10–Q.
Income tax expense
The Firm’s Income (loss) before income tax expense (benefit), Income tax expense (benefit) and effective tax rate were as follows for each of the periods indicated:

			Six months ended June 30,
(in millions, except rate)(a)	2Q05	2Q04	2005	2004

Income (loss) before income tax expense (benefit)	$1,257	$(1,075)	$4,540	$1,828
Income tax expense (benefit)	263	(527)	1,282	446
Effective tax rate	20.9%	49.0%	28.2%	24.4%

(a) 2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
The reduction in the effective tax rate from the second quarter of 2004 was the result of changes in the level and proportion of income subject to federal, state and local taxes, including a higher level of tax-exempt income and business tax credits. The increase in the effective tax rate for the first half of 2005, as compared with the prior year period, was principally the result of higher reported pre-tax income, combined with changes in the proportion of income subject to federal, state and local taxes. The nonoperating litigation reserve charges in the first half of 2005 and 2004, reflecting tax benefits at a 38% marginal tax rate, also contributed to the low tax rate for both periods.

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES

The Firm prepares its Consolidated financial statements using accounting principles generally accepted in the United States of America (“U.S. GAAP”); these financial statements appear on pages 64–67 of this Form 10–Q. That presentation, which is referred to as “reported basis,” provides the reader with an understanding of the Firm’s results that can be consistently tracked from year to year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.
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

In the case of CS, operating, or managed, basis excludes the impact of credit card securitizations on total net revenue, the Provision for credit losses, net charge-offs and loan receivables. Through securitization the Firm transforms a portion of its credit card receivables into securities, which are sold to investors. The credit card receivables are removed from the Consolidated balance sheet through the transfer of principal credit card receivables to a trust, and the sale of undivided interests in the trusts to investors that entitle the investors to specific cash flows generated from the credit card receivables. The Firm retains the remaining undivided interests in the trust as seller’s interests, which are recorded in Loans on the Consolidated balance sheet. A gain or loss on the sale of credit card receivables to investors is recorded in Other income. Securitization also affects the Firm’s Consolidated income statement by reclassifying as Credit card income, interest income, certain fee revenue, recoveries in excess of interest paid to the investors, gross credit losses and other trust expenses related to the securitized receivables. For a reconciliation of reported to managed basis of CS results, see page 29 of this Form 10–Q. For information regarding loans and residual interests sold and securitized, see Note 12 on pages 76–79 of this Form 10–Q. JPMorgan Chase uses the concept of “managed receivables” to evaluate the credit performance and overall financial performance of its underlying credit card loans, both sold and not sold: as the same borrower is continuing to use the credit card for ongoing charges, a borrower’s credit performance will affect both the loan receivables sold under SFAS 140 and those not sold. Thus, in its disclosures regarding managed loan receivables, JPMorgan Chase treats the sold receivables as if they were still on the balance sheet in order to disclose the credit performance (such as net charge-off rates) of the entire managed credit card portfolio. In addition, CS operations are funded, operating results are evaluated, and decisions about allocating resources such as employees and capital are based on managed financial information.
Operating basis also excludes Merger costs, litigation reserve charges deemed nonoperating and accounting policy conformity adjustments, as management believes these items are not part of the Firm’s normal daily business operations (and, therefore, are not indicative of trends) and do not provide meaningful comparisons with other periods. For additional detail on nonoperating litigation charges, see the Glossary of Terms on page 92 of this Form 10–Q.
Finally, commencing with the first quarter of 2005, Operating revenue (Noninterest Revenue and Net interest income) for each of the segments and the Firm is presented on a tax-equivalent basis. Accordingly, revenue from tax-exempt securities and investments that receive tax credits are presented in the operating results on a basis comparable to taxable securities and investments. This allows management to assess the comparability of revenues arising from both taxable and tax-exempt sources. The corresponding income tax impact related to these items is recorded within Income tax expense. The Corporate sector’s and the Firm’s operating revenue and income tax expense for the periods prior to the first quarter of 2005 have been restated to be similarly presented on a tax-equivalent basis. Previously, only the segments’ operating results were presented on a tax-equivalent basis, and the impact of the segments’ tax-equivalent adjustments was eliminated in the Corporate sector. This restatement had no impact on the Corporate sector’s or the Firm’s operating earnings.
Management also uses certain non-GAAP financial measures at the segment level. Management believes these non-GAAP financial measures provide information to investors in understanding the underlying operational performance and trends of the particular business segment and facilitate a comparison of the business segment with the performance of competitors.
The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to operating results:

Three months ended June 30, (a)	2005
(in millions, except per share and	Reported	Trading	Credit	Merger	Litigation	Tax-equivalent	Operating
ratio data)	results	reclass(c)	card(d)	costs(e)	charge(e)	adjustments	basis

Revenue
Investment banking fees	$961	$—	$—	$—	$—	$—	$961
Trading revenue	387	198	—	—	—	—	585
Lending & deposit related fees	851	—	—	—	—	—	851
Asset management, administration and commissions	2,541	—	—	—	—	—	2,541
Securities/private equity gains (losses)	407	—	—	—	—	—	407
Mortgage fees and related income	336	—	—	—	—	—	336
Credit card income	1,763	—	(728)	—	—	—	1,035
Other income	496	—	—	—	—	143	639

Noninterest revenue	7,742	198	(728)	—	—	143	7,355
Net interest income	5,001	(198)	1,658	—	—	84	6,545

Total net revenue	12,743	—	930	—	—	227	13,900
Provision for credit losses	587	—	930	—	—	—	1,517
Noninterest expense
Merger costs	279	—	—	(279)	—	—	—
Litigation reserve charge	1,872	—	—	—	(1,872)	—	—
All other noninterest expense	8,748	—	—	—	—	—	8,748

Total noninterest expense	10,899	—	—	(279)	(1,872)	—	8,748

Income before income tax expense	1,257	—	—	279	1,872	227	3,635
Income tax expense	263	—	—	106	711	227	1,307

Net income	$994	$—	$—	$173	$1,161	$—	$2,328

Earnings per share – diluted	$0.28	$—	$—	$0.05	$0.33	$—	$0.66

Return on common equity	4%	—%	—%	1%	4%	—%	9%
Return on equity – goodwill(b)	6	—	—	1	8	—	15

Return on assets	0.34	NM	NM	NM	NM	NM	0.75

Overhead ratio	86	NM	NM	NM	NM	NM	63

Effective income tax rate	21	NM	NM	38	38	100	36

Three months ended June 30,(a)	2004
(in millions, except per share and	Reported	Trading	Credit	Merger	Litigation	Tax-equivalent	Operating
ratio data)	results	reclass(c)	card(d)	costs(e)	charge(e)	adjustments	basis

Revenue
Investment banking fees	$893	$—	$—	$—	$—	$—	$893
Trading revenue	873	439	—	—	—	—	1,312
Lending & deposit related fees	412	—	—	—	—	—	412
Asset management, administration and commissions	1,814	—	—	—	—	—	1,814
Securities/private equity gains (losses)	460	—	—	—	—	—	460
Mortgage fees and related income	294	—	—	—	—	—	294
Credit card income	631	—	(307)	—	—	—	324
Other income	260	—	(45)	—	—	41	256

Noninterest revenue	5,637	439	(352)	—	—	41	5,765
Net interest income	2,994	(439)	838	—	—	18	3,411

Total net revenue	8,631	—	486	—	—	59	9,176
Provision for credit losses	203	—	486	—	—	—	689
Noninterest expense
Merger costs	90	—	—	(90)	—	—	—
Litigation reserve charge	3,700	—	—	—	(3,700)	—	—
All other noninterest expense	5,713	—	—	—	—	—	5,713

Total noninterest expense	9,503	—	—	(90)	(3,700)	—	5,713

Income before income tax expense	(1,075)	—	—	90	3,700	59	2,774
Income tax expense	(527)	—	—	30	1,406	59	968

Net income	$(548)	$—	$—	$60	$2,294	$—	$1,806

Earnings per share – diluted	$(0.27)	$—	$—	$0.03	$1.09	$—	$0.85

Return on common equity	NM	NM	NM	NM	NM	NM	15%
Return on equity – goodwill(b)	NM	NM	NM	NM	NM	NM	19

Return on assets	NM	NM	NM	NM	NM	NM	0.87

Overhead ratio	110%	NM	NM	NM	NM	NM	62

Effective income tax rate	49	NM	NM	33%	38%	100%	35

Six months ended June 30, (a)	2005
(in millions, except per share and	Reported	Trading	Credit	Merger	Litigation	Tax-equivalent	Operating
ratio data)	results	reclass(c)	card(d)	costs(e)	charge(e)	adjustments	basis

Revenue
Investment banking fees	$1,954	$—	$—	$—	$—	$—	$1,954
Trading revenue	2,246	526	—	—	—	—	2,772
Lending & deposit related fees	1,671	—	—	—	—	—	1,671
Asset management, administration and commissions	5,039	—	—	—	—	—	5,039
Securities/private equity gains (losses)	362	—	—	—	—	—	362
Mortgage fees and related income	698	—	—	—	—	—	698
Credit card income	3,497	—	(1,543)	—	—	—	1,954
Other income	697	—	—	—	—	258	955

Noninterest revenue	16,164	526	(1,543)	—	—	258	15,405
Net interest income	10,226	(526)	3,390	—	—	145	13,235

Total net revenue	26,390	—	1,847	—	—	403	28,640
Provision for credit losses	1,014	—	1,847	—	—	—	2,861
Noninterest expense
Merger costs	424	—	—	(424)	—	—	—
Litigation reserve charge	2,772	—	—	—	(2,772)	—	—
All other noninterest expense	17,640	—	—	—	—	—	17,640

Total noninterest expense	20,836	—	—	(424)	(2,772)	—	17,640

Income before income tax expense	4,540	—	—	424	2,772	403	8,139
Income tax expense	1,282	—	—	161	1,053	403	2,899

Net income	$3,258	$—	$—	$263	$1,719	$—	$5,240

Earnings per share – diluted	$0.91	$—	$—	$0.08	$0.48	$—	$1.47
Return on common equity	6%	—%	—%	1%	3%	—%	10%
Return on equity – goodwill(b)	11	—	—	1	5	—	17

Return on assets	0.56	NM	NM	NM	NM	NM	0.85

Overhead ratio	79	NM	NM	NM	NM	NM	62

Effective income tax rate	28	NM	NM	38	38	100	36

Six months ended June 30, (a)	2004
(in millions, except per share and	Reported	Trading	Credit	Merger	Litigation	Tax-equivalent	Operating
ratio data)	results	reclass(c)	card(d)	costs(e)	charge(e)	adjustments	basis

Revenue
Investment banking fees	$1,585	$—	$—	$—	$—	$—	$1,585
Trading revenue	2,593	1,015	—	—	—	—	3,608
Lending & deposit related fees	826	—	—	—	—	—	826
Asset management, administration and commissions	3,650	—	—	—	—	—	3,650
Securities/private equity gains (losses)	892	—	—	—	—	—	892
Mortgage fees and related income	488	—	—	—	—	—	488
Credit card income	1,236	—	(633)	—	—	—	603
Other income	392	—	(84)	—	—	75	383

Noninterest revenue	11,662	1,015	(717)	—	—	75	12,035
Net interest income	5,980	(1,015)	1,676	—	—	32	6,673

Total net revenue	17,642	—	959	—	—	107	18,708
Provision for credit losses	218	—	959	—	—	—	1,177
Noninterest expense
Merger costs	90	—	—	(90)	—	—	—
Litigation reserve charge	3,700	—	—	—	(3,700)	—	—
All other noninterest expense	11,806	—	—	—	—	—	11,806

Total noninterest expense	15,596	—	—	(90)	(3,700)	—	11,806

Income before income tax expense	1,828	—	—	90	3,700	107	5,725
Income tax expense	446	—	—	30	1,406	107	1,989

Net income	$1,382	$—	$—	$60	$2,294	$—	$3,736

Earnings per share – diluted	$0.65	$—	$—	$0.03	$1.09	$—	$1.77

Return on common equity	6%	—%	—%	—%	10%	—%	16%
Return on equity – goodwill(b)	7	—	—	—	13	—	20

Return on assets	0.35	NM	NM	NM	NM	NM	0.92

Overhead ratio	88	NM	NM	NM	NM	NM	63

Effective income tax rate	24	NM	NM	33	38	100	35

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

(b)
Net income applicable to common stock divided by Total average common equity (net of goodwill). The Firm uses return on equity less goodwill, a non-GAAP financial measure, to evaluate the operating performance of the Firm. The Firm utilizes this measure to facilitate operating comparisons to other competitors.

(c)	The reclassification of trading-related net interest income from Net interest income to Trading revenue primarily impacts the Investment Bank segment results.

(d)	The impact of credit card securitizations affects Card Services. See pages 27–29 of this Form 10–Q for further information.

(e)
The impact of Merger costs and nonoperating Litigation reserve charges are excluded from Operating earnings, as management believes these items are not part of the Firm’s normal daily business operations (and, therefore, are not indicative of trends), and do not provide meaningful comparisons with other periods.

Three months ended June 30, (a)	2005			2004
(in millions)	Reported	Securitized	Managed	Reported	Securitized	Managed

Loans – Period-end	$416,025	$68,808	$484,833	$225,938	$34,138	$260,076
Total assets – average	1,176,033	66,226	1,242,259	802,870	33,026	835,896

Six months ended June 30, (a)	2005			2004
(in millions)	Reported	Securitized	Managed	Reported	Securitized	Managed

Loans – Period-end	$416,025	$68,808	$484,833	$225,938	$34,138	$260,076
Total assets – average	1,169,462	66,864	1,236,326	787,094	33,191	820,285

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

BUSINESS SEGMENT RESULTS

The Firm is managed on a line-of-business basis. The business segment financial results presented reflect the organization of JPMorgan Chase. Currently, there are six major reportable business segments: the Investment Bank, Retail Financial Services, Card Services, Commercial Banking, Treasury & Securities Services and Asset & Wealth Management, as well as a Corporate segment. The segments are based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on an operating basis. For a further discussion of Business segment results, see pages 28–29 of JPMorgan Chase’s 2004 Annual Report.
Segment results for the three and six months ended June 30, 2004, reflect heritage JPMorgan Chase–only and have been restated to reflect the current business segment organization and reporting classifications. The following table summarizes the business segment results for the periods indicated:

Segment results – Operating basis(a)										Return on
Three months ended June 30, (b)	Total net revenue			Noninterest expense			Operating earnings			equity–goodwill
(in millions, except ratios)	2005	2004	Change	2005	2004	Change	2005	2004	Change	2005	2004

Investment Bank	$2,750	$2,939	(6)%	$2,178	$2,056	6%	$606	$644	(6)%	12%	18%
Retail Financial Services	3,799	1,835	107	2,126	1,131	88	980	396	147	30	32
Card Services	3,886	1,587	145	1,383	565	145	542	176	208	18	21
Commercial Banking	900	334	169	473	203	133	174	65	168	21	35
Treasury & Securities Services	1,588	1,093	45	1,194	944	26	229	101	127	48	13
Asset & Wealth Management	1,343	828	62	917	681	35	283	99	186	47	7
Corporate	(366)	560	NM	477	133	259	(486)	325	NM	NM	NM

Total	$13,900	$9,176	51%	$8,748	$5,713	53%	$2,328	$1,806	29%	15%	19%

										Return on
Six months ended June 30, (b)	Total net revenue			Noninterest expense			Operating earnings			equity–goodwill
(in millions, except ratios)	2005	2004	Change	2005	2004	Change	2005	2004	Change	2005	2004

Investment Bank	$6,930	$6,703	3%	$4,703	$4,382	7%	$1,931	$1,661	16%	19%	23%
Retail Financial Services	7,646	3,446	122	4,288	2,372	81	1,968	602	227	30	24
Card Services	7,665	3,144	144	2,696	1,164	132	1,064	338	215	18	20
Commercial Banking	1,750	656	167	931	412	126	417	139	200	25	36
Treasury & Securities Services	3,070	2,105	46	2,259	1,811	25	474	199	138	50	13
Asset & Wealth Management	2,704	1,676	61	1,851	1,330	39	559	221	153	47	8
Corporate	(1,125)	978	NM	912	335	172	(1,173)	576	NM	NM	NM

Total	$28,640	$18,708	53%	$17,640	$11,806	49%	$5,240	$3,736	40%	17%	20%

(a)	Represents reported results excluding the impact of credit card securitizations, Merger costs and litigation reserve charges deemed nonoperating.

(b)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
Description of business segment reporting methodology
Results of the business segments are intended to reflect each segment as if it were essentially a stand-alone business. The management reporting process that derives these results allocates income and expense using market-based methodologies. At the time of the Merger, several of the allocation methodologies were revised, effective July 1, 2004. For a further discussion of those methodologies, see page 29 of JPMorgan Chase’s 2004 Annual Report. In addition, during the first quarter of 2005, the Firm refined cost allocation methodologies related to certain corporate functions and technology and operations expense in order to provide better consistency in reporting across business segments. Prior periods have not been revised to reflect these new cost allocation methodologies. The Firm intends to continue to assess the assumptions, methodologies and reporting reclassifications used for segment reporting, and it is anticipated that further refinements may be implemented in future periods.

INVESTMENT BANK

For a discussion of the business profile of the IB, see pages 30–32 of JPMorgan Chase’s 2004 Annual Report.

Selected income statement data(a)(b)	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2005	2004	Change	2005	2004	Change

Revenue
Investment banking fees:
Advisory	$359	$268	34%	$622	$415	50%
Equity underwriting	104	221	(53)	343	398	(14)
Debt underwriting	502	402	25	985	768	28

Total investment banking fees	965	891	8	1,950	1,581	23
Trading-related revenue:
Fixed income and other	940	1,293	(27)	2,855	3,178	(10)
Equities	(280)	(86)	(226)	(55)	249	NM
Credit portfolio	(46)	29	NM	13	85	(85)

Total trading-related revenue(c)	614	1,236	(50)	2,813	3,512	(20)
Lending & deposit related fees	146	112	30	303	208	46
Asset management, administration and commissions	413	348	19	821	741	11
Other income	270	45	500	397	59	NM

Noninterest revenue	2,408	2,632	(9)	6,284	6,101	3
Net interest income(c)	342	307	11	646	602	7

Total net revenue(d)	2,750	2,939	(6)	6,930	6,703	3
Provision for credit losses	(343)	(128)	(168)	(709)	(316)	(124)
Credit reimbursement from TSS(e)	38	2	NM	76	4	NM
Noninterest expense
Compensation expense	1,192	1,126	6	2,808	2,512	12
Noncompensation expense	986	930	6	1,895	1,870	1

Total noninterest expense	2,178	2,056	6	4,703	4,382	7

Operating earnings before income tax expense	953	1,013	(6)	3,012	2,641	14
Income tax expense	347	369	(6)	1,081	980	10

Operating earnings	$606	$644	(6)	$1,931	$1,661	16

Financial ratios ROE	12%	18%	(600	)bp	19%	23%	(400	)bp
ROA	0.41	0.59		(18)	0.67	0.78		(11)
Overhead ratio	79	70		900	68	65		300
Compensation expense as % of total net revenue	43	38		500	41	37		400

Revenue by business(f) Investment banking fees	$965	$891		8%	$1,950	$1,581		23%
Fixed income markets	1,418	1,572		(10)	3,707	3,669		1
Equities markets	72	161		(55)	628	793		(21)
Credit portfolio	295	315		(6)	645	660		(2)

Total net revenue	$2,750	$2,939		(6)	$6,930	$6,703		3

Revenue by region Americas	$1,833	$1,497		22	$4,057	$3,450		18
Europe/Middle East/Africa	554	1,032		(46)	2,089	2,328		(10)
Asia/Pacific	363	410		(11)	784	925		(15)

Total net revenue	$2,750	$2,939		(6)	$6,930	$6,703		3

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

(b)	For a discussion of selected lines of business metrics, see page 93 of this Form 10–Q.

(c)
Trading revenue, on a reported basis, excludes the impact of net interest income related to the IB’s trading activities; this income is recorded in Net interest income. However, in this presentation, to assess the profitability of the IB’s trading business, the Firm combines these revenues for segment reporting. The amount reclassified from Net interest income to Trading revenue was $207 million and $427 million for the three months ended June 30, 2005 and 2004, respectively, and $531 million and $1.0 billion for the six months ended June 30, 2005 and 2004, respectively.

(d)
Total net revenue includes tax-equivalent adjustments, primarily due to tax-exempt income from municipal bonds and income tax credits related to affordable housing investments, of $206 million and $54 million for the three months ended June 30, 2005 and 2004, respectively and $361 million and $98 million for the six months ended June 30, 2005 and 2004, respectively.

(e)
TSS is charged a credit reimbursement related to certain exposures managed within the IB credit portfolio on behalf of clients shared with TSS. For a further discussion, see Credit reimbursement on page 29 of the JPMorgan Chase 2004 Annual Report.

(f)	See account details of Fixed Income Markets, Equities Markets and Credit Portfolio in the Composition of Revenues table on page 19.
Quarterly results
Operating earnings were $606 million, down $38 million, or 6%, from the prior year. The lower performance was due to decreased trading revenues, partially offset by the Merger. Trading revenues for the quarter were $614 million, down $622 million, or 50%, from the prior year. The disappointing trading performance reflected a challenging market environment. This resulted in weak portfolio management results, lower proprietary trading revenues due to fewer market opportunities and reduced client flows. In addition, there were specific losses that affected equity trading results. Trading revenues were generally weaker in Europe than in the United States and Asia. Partially offsetting the weak trading results were strong investment banking fees and continued improvement in credit quality.
Total net revenues of $2.8 billion were down $189 million, or 6%, compared with the prior year. Investment banking fees of $965 million remained strong, increasing $74 million, or 8%, compared with the prior year. Advisory revenues of $359 million were up 34% from the prior year and represent the highest quarter since 2000. Debt underwriting revenues of $502 million increased 25% from the prior year driven by higher levels of loan syndication fees, while equity underwriting fees of $104 million were down 53% reflecting reduced levels of market volumes. European investment banking fees remained particularly strong increasing by 33% from the prior year. Fixed Income Markets revenues of $1.4 billion were down $154 million, or 10% from the prior year. The decline was driven by weaker trading performance in credit and interest rate markets, reflecting weak portfolio management results within client-related market-making activities, as well as reduced proprietary trading results, partially offset by the Merger and increased securities gains. Equity Markets revenues of $72 million decreased $89 million, or 55%, versus the prior year. The decline was due to poor portfolio management trading results, primarily related to losses from a few concentrated client-driven positions and a write-down in trade receivables in connection with a disputed claim with a creditworthy entity. Credit Portfolio revenues of $295 million were down 6% compared with the prior year, reflecting lower trading revenues from hedging activity and lower net interest income from reduced loan balances and commitments, partially offset by the Merger and gains from workouts and loan sales.
Compared with the first quarter of 2005, second quarter average total trading and credit portfolio value-at-risk increased $31.9 million, from $70.0 million to $101.9 million for the three months ended June 30, 2005. This increase was driven by higher levels of value-at-risk in fixed income and equity, the latter driven primarily by a few concentrated client-related positions. In July, value-at-risk levels returned to levels consistent with those in the first quarter of 2005.

The provision for credit losses was a benefit of $343 million, compared with a benefit of $128 million in the prior year. The increased benefit was primarily attributable to a greater reduction in the allowance for credit losses due to continued improvement in credit quality as a result of the change in the loan portfolio mix toward higher rated clients and net recoveries, as well as refinements in the data used to estimate the allowance for credit losses.
Expenses of $2.2 billion were up $122 million, or 6%, from the prior year primarily due to the Merger and the impact of the Cazenove joint venture, largely offset by lower performance-based compensation.
Year-to-date results
Year-to-date operating earnings of $1.9 billion increased $270 million, or 16%, from the prior year primarily attributable to the Merger. The increase in performance was a result of an increased benefit in the Provision for credit losses of $393 million and an increase in Investment banking fees of $369 million, partially offset by reduced Trading revenues. On a year-to-date basis, return on equity was 19%.
Total net revenues of $6.9 billion were up $227 million, or 3%, over the prior year. Investment banking fees remained strong, increasing 23% from the prior year. Advisory revenues of $622 million were up 50% from prior year driven by the strong second quarter performance, which was the highest quarter since 2000. Debt underwriting revenues of $985 million increased by 28%, driven primarily by an increase in loan syndication fees. Fixed Income Markets revenues of $3.7 billion were up marginally from the prior year’s first six months, primarily due to the Merger and increased securities gains. Equity markets revenues of $628 million decreased by $165 million, or 21%, driven by poor portfolio management trading results primarily related to losses from a few concentrated client-driven positions and a write-down in trade receivables in connection with a disputed claim with a creditworthy entity. Credit portfolio revenues of $645 million were down $15 million, or 2%, reflecting reduced trading revenues and lower net interest income from reduced loan balances and commitments, partially offset by the Merger and gains from workouts and loan sales.
The provision for credit losses was a benefit of $709 million, compared with a benefit of $316 million in the prior year. The increased benefit was primarily attributable to a greater reduction in the allowance for credit losses due to continued improvement in credit quality as a result of the change in the loan portfolio mix toward higher rated clients and net recoveries, as well as refinements in the data used to estimate the allowance for credit losses.
Expenses of $4.7 billion increased by $321 million, or 7%, from the prior year, due to the Merger and increased compensation expense. The increase in compensation expense reflected the Cazenove joint venture, net investments in technology and operations staffing, and onboarding of previously externally-contracted staff.

Selected metrics (a)	Three months ended June 30,				Six months ended June 30,
(in millions, except headcount and
ratio data)	2005	2004	Change		2005	2004	Change

Selected balance sheets data (average)
Total assets	$592,383	$439,166	35%		$579,651	$430,658	35%
Trading assets–debt and equity instruments	232,980	186,975	25		229,194	181,881	26
Trading assets–derivatives receivables	56,436	51,925	9		59,985	54,484	10
Loan Credit portfolio	30,435	26,192	16		29,838	26,956	11
Other loans (b)	20,967	12,537	67		19,608	11,508	70

Total loans(c)	51,402	38,729	33		49,446	38,464	29
Adjusted assets(d)	453,895	373,461	22		449,845	370,493	21
Equity(e)	20,000	14,015	43		20,000	14,550	37
Headcount	19,269	15,829	22		19,269	15,829	22
Credit data and quality statistics
Net charge-offs (recovery)	$(47)	$15	NM		$(52)	$49	NM
Nonperforming assets:
Nonperforming loans(f)	711	1,202	(41)		711	1,202	(41)
Other nonperforming assets	235	339	(31)		235	339	(31)
Allowance for loan losses	971	742	31		971	742	31
Allowance for lending-related commitments	225	183	23		225	183	23
Net charge-off (recovery) rate(c)	(0.56)%	0.18%	(74	)bp	(0.29)%	0.30%	(59	)bp
Allowance for loan losses to average loans(c)	2.90	2.21	69		2.67	2.23	44
Allowance for loan losses to nonperforming loans(f)	137	62	7,500		137	62	7,500
Nonperforming loans to average loans	1.38	3.10	(172)		1.44	3.13	(169)

Market risk–average trading and credit portfolio VAR(g)(h)
Trading activities:
Fixed income(g)	$82	$77	6%	$70	$75	(7)%
Foreign exchange	21	16	31	22	19	16
Equities	45	29	55	32	35	(9)
Commodities and other	15	8	88	12	8	50
Diversification	(61)	(42)	(45)	(52)	(46)	(13)

Total trading VAR	102	88	16	84	91	(8)
Credit portfolio VAR(h)	13	15	(13)	13	15	(13)
Diversification	(13)	(9)	(44)	(11)	(8)	(38)

Total trading and credit portfolio VAR	$102	$94	9%	$86	$98	(12)%

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

(b)
Other Loans consists of loans not directly managed by the Credit Portfolio Group and include (i) warehouse loans held as part of the IB’s mortgage-backed, asset-backed and other securitization businesses; (ii) loans held for proprietary investing purposes and (iii) certain other extension of loans that are directly managed outside of the Credit Portfolio Group.

(c)
Loans include loans held-for-sale of $17.9 billion and $5.2 billion for the periods ended June 30, 2005 and 2004, respectively. The year-to-date average loans held-for-sale were $13.0 billion and $5.2 billion for the periods ended June 30, 2005 and 2004, respectively. These amounts are not included in the allowance coverage ratios and net charge-off rates. See page 41 for a discussion of the change in loan balances.

(d)
Adjusted assets, a non-GAAP financial measure, equals total assets minus (i) securities purchased under resale agreements and securities borrowed less securities sold, not yet purchased; (ii) assets of variable interest entities (VIEs) consolidated under FIN 46R; (iii) cash and securities segregated and on deposit for regulatory and other purposes; and (iv) goodwill and intangibles. The amount of adjusted assets is presented to assist the reader in comparing the IB’s asset and capital levels to other investment banks in the securities industry. Asset-to-equity leverage ratios are commonly used as one measure to assess a company’s capital adequacy. The IB believes an adjusted asset amount, which excludes certain assets considered to have a low-risk profile, provides a more meaningful measure of balance sheet leverage in the securities industry. See Capital management on pages 42–44 of this Form 10–Q for a discussion of the Firm’s overall capital adequacy and capital management.

(e)	Equity includes $15.1 billion of economic risk capital assigned to the IB for the quarter ended June 30, 2005.

(f)	Nonperforming loans include loans held-for-sale of $2 million as of both June 30, 2005 and 2004, respectively. These amounts are not included in the allowance coverage ratios.

(g)	Includes all mark-to-market trading activities, plus available-for-sale securities held for proprietary purposes.

(h)
Includes VAR on derivative credit valuation adjustments, credit valuation adjustment hedges and mark-to-market loan hedges, which are reported in Trading revenue. This VAR does not include the accrual loan portfolio, which is not marked to market.

According to Thomson Financial, the Firm maintained its #1 ranking in Global and U.S. Syndicated Loans, and improved its ranking to #4 from #5 in U.S. Debt, Equity and Equity-Related. The Firm continued to build its franchise by maintaining a top 3 ranking in Global Announced M&A, improving its Global Equity and Equity-related market share to #4 from #6, and its U.S. Equity and Equity-Related to #5 from #6.
Based on Dealogic data, the Firm ranked first of all investment banks in total fees earned from underwriting and advisory for the first half of 2005.

	Six months ended June 30, 2005		Full Year 2004
Market shares and rankings(a)	Market Share	Rankings	Market Share	Rankings

Global debt, equity and equity-related	6%	#5	7%	# 3
Global syndicated loans	17	#1	19	# 1
Global long-term debt	6	#4	7	# 2
Global equity and equity-related	9	#4	6	# 6
Global announced M&A	22	#3	25	# 2
U.S. debt, equity and equity-related	7	#4	8	# 5
U.S. syndicated loans	31	#1	32	# 1
U.S. long-term debt	10	#2	12	# 2
U.S. equity and equity-related	8	#5	8	# 6
U.S. announced M&A	18	#6	32	#1

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

COMPOSITION OF REVENUES

				Asset
	Investment	Trading-	Lending &	management,
Three months ended June 30,(a)	banking	related	deposit	administration	Other		Total net
(in millions)	fees	revenue	related fees	and commissions	income	NII	revenue

2005
Investment banking fees	$965	$—	$—	$—	$—	$—	$965
Fixed income markets	—	940	61	50	192	175	1,418
Equities markets	—	(280)	—	350	(17)	19	72
Credit portfolio	—	(46)	85	13	95	148	295

Total	$965	$614	$146	$413	$270	$342	$2,750

2004
Investment banking fees	$891	$—	$—	$—	$—	$—	$891
Fixed income markets	—	1,293	28	59	63	129	1,572
Equities markets	—	(86)	—	279	(52)	20	161
Credit portfolio	—	29	84	10	34	158	315

Total	$891	$1,236	$112	$348	$45	$307	$2,939

				Asset
	Investment	Trading-	Lending &	management,
Six months ended June 30,(a)	banking	related	deposit	administration	Other		Total net
(in millions)	fees	revenue	related fees	and commissions	income	NII	revenue

2005
Investment banking fees	$1,950	$—	$—	$—	$—	$—	$1,950
Fixed income markets	—	2,855	126	114	296	316	3,707
Equities markets	—	(55)	—	683	(37)	37	628
Credit portfolio	—	13	177	24	138	293	645

Total	$1,950	$2,813	$303	$821	$397	$646	$6,930

2004
Investment banking fees	$1,581	$—	$—	$—	$—	$—	$1,581
Fixed income markets	—	3,178	54	119	112	206	3,669
Equities markets	—	249	—	604	(99)	39	793
Credit portfolio	—	85	154	18	46	357	660

Total	$1,581	$3,512	$208	$741	$59	$602	$6,703

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

RETAIL FINANCIAL SERVICES

For a discussion of the business profile of RFS and each of its businesses, see pages 33–38 of JPMorgan Chase’s 2004 Annual Report.

Selected income statement data(a)	Three months ended June 30,				Six months ended June 30,
(in millions, except ratios)	2005	2004	Change		2005	2004	Change

Revenue
Lending & deposit related fees	$358	$124	189%		$698	$245	185%
Asset management, administration and commissions(b)	369	132	180		763	277	175
Securities/private equity gains (losses)	—	—	NM		10	—	NM
Mortgage fees and related income(b)	341	333	2		709	538	32
Credit card income	105	25	320		199	44	352
Other income	68	10	NM		56	(14)	NM

Noninterest revenue	1,241	624	99		2,435	1,090	123
Net interest income	2,558	1,211	111		5,211	2,356	121

Total net revenue	3,799	1,835	107		7,646	3,446	122
Provision for credit losses	94	78	21		188	132	42
Noninterest expense
Compensation expense	820	450	82		1,642	959	71
Noncompensation expense	1,181	680	74		2,396	1,411	70
Amortization of intangibles	125	1	NM		250	2	NM

Total noninterest expense	2,126	1,131	88		4,288	2,372	81

Operating earnings before income tax expense	1,579	626	152		3,170	942	237
Income tax expense	599	230	160		1,202	340	254

Operating earnings	$980	$396	147%		$1,968	$602	227%

Financial ratios
ROE	30%	32%	(200	)bp	30%	24%	600	bp
ROA	1.74	1.09	65		1.76	0.85	91
Overhead ratio	56	62	(600)		56	69	(1,300)

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

(b)
Reflects the transfer of certain insurance revenues from Mortgage fees and related income to Asset management, administration and commissions in the second quarter of 2005. Prior periods have been restated to reflect the current presentation.

Quarterly results
Operating earnings were $980 million, up $584 million from the prior year. The increase was largely due to the Merger, but also reflected wider spreads on deposits, increased deposit balances, growth in retained consumer real estate loans and improved MSR risk management results. These benefits were partially offset by a reduction in revenue related to lower prime mortgage originations and the decision to retain subprime mortgage loans rather than securitize.
Net revenue increased to $3.8 billion, up $2.0 billion from the prior year. Net interest income of $2.6 billion increased $1.3 billion as a result of the Merger, wider spreads on deposits, and increased deposit balances, as well as growth in retained consumer real estate loans. These benefits were partially offset by the impact of lower first mortgage warehouse balances in the Home Finance business, lower production volumes in Auto & Education Finance, and the absence of loan portfolios sold in late 2004 and the first quarter of 2005. Noninterest revenue of $1.2 billion increased $617 million due to the Merger and better MSR risk management results. These increases were offset partially by a drop in prime mortgage originations and the absence of subprime mortgage loan securitization gains.
The provision for credit losses totaled $94 million, up $16 million from last year. The increase was largely due to the Merger, but also reflected higher provision expense related to the decision to retain subprime mortgage loans. These increases were partially offset by reductions in the allowance for loan losses due to lower net charge-offs and improved credit trends in most consumer lending portfolios.
Expenses rose to $2.1 billion, an increase of $1.0 billion from the prior year, primarily due to the Merger. Results also included ongoing investments in retail banking distribution and sales. These costs were more than offset by expense savings in nearly all businesses.

Year-to-date results
Operating earnings were $2.0 billion, up $1.4 billion from the prior year. The increase was largely due to the Merger, but also reflected wider spreads on deposits, increased deposit balances and growth in retained consumer real estate loans. Results also benefited from improved risk management results in the Home Finance business. These benefits were partially offset by a reduction in revenue related to lower prime mortgage originations, the absence of loan portfolios sold in late 2004 and the first quarter of 2005, and a net loss associated with securitization of $2.3 billion of auto loans.
Net revenue increased to $7.6 billion, up $4.2 billion from the prior year. Net interest income of $5.2 billion increased $2.9 billion as a result of the Merger, wider spreads on deposits, increased deposit balances, as well as growth in retained consumer real estate loans. These benefits were partially offset by lower first mortgage warehouse balances in Home Finance, the absence of loan portfolios sold in late 2004 and the first quarter of 2005, and lower production volumes in Auto & Education Finance. Noninterest revenue of $2.4 billion increased $1.3 billion due to the Merger and better risk management results. These increases were offset in part by lower prime mortgage originations, the auto loan securitization loss and the absence of subprime mortgage loan securitization gains.
The provision for credit losses totaled $188 million, up $56 million from last year. The increase was largely due to the Merger, but also reflected higher provision expense related to the decision to retain subprime mortgage loans. These increases were partially offset by reductions in the allowance for loan losses due to lower net charge-offs and improved credit trends in most consumer lending portfolios. Results also included the benefit of reductions in the allowance for loan losses related to the sale of the recreational vehicle loan portfolio and the auto loan securitization.
Expenses rose to $4.3 billion, an increase of $1.9 billion from the prior year due to the Merger. Results also included continued investment in retail banking distribution and sales, and a $40 million charge related to the dissolution of a student loan joint venture in the Education Finance segment. These increases were more than offset by expense savings across all businesses.

Selected metrics(a)	Three months ended June 30,				Six months ended June 30,
(in millions, except headcount and ratios)	2005	2004	Change		2005	2004	Change

Selected balance sheets (ending)
Total assets	$223,391	$148,682	50%		$223,391	$148,682	50%
Loans(b)	197,927	131,712	50		197,927	131,712	50
Core deposits(c)	159,702	80,100	99		159,702	80,100	99
Total deposits	185,558	79,937	132		185,558	79,937	132

Selected balance sheets (average)
Total assets	$225,574	$146,693	54		$225,348	$143,210	57
Loans(d)	197,707	128,225	54		198,098	124,791	59
Core deposits(c)	161,044	84,897	90		160,367	82,189	95
Total deposits	186,523	93,565	99		185,435	91,000	104
Equity	13,250	5,005	165		13,175	5,091	159

Headcount	59,631	30,480	96		59,631	30,480	96

Credit data and quality statistics
Net charge-offs	$114	$80	43		$266	$165	61
Nonperforming loans(e)	1,132	519	118		1,132	519	118
Nonperforming assets	1,319	693	90		1,319	693	90
Allowance for loan losses	1,135	1,061	7		1,135	1,061	7
Net charge-off rate(d)	0.25%	0.29%	(4	)bp	0.29%	0.30%	(1	)bp
Allowance for loan losses to ending loans(b)	0.61	0.90	(29)		0.61	0.90	(29)
Allowance for loan losses to nonperforming loans(e)	103	223	(12,000)		103	223	(12,000)
Nonperforming loans to total loans	0.57	0.39	18		0.57	0.39	18

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

(b)	Includes loans held-for-sale of $13,112 million and $14,217 million at June 30, 2005 and 2004, respectively. These amounts are not included in the allowance coverage ratios.

(c)	Includes demand and savings deposits.

(d)
Average loans include loans held-for-sale of $14,620 million and $15,638 million for the three months ended June 30, 2005 and 2004, respectively, and $15,237 million and $15,475 million for the six months ended June 30, 2005 and 2004, respectively. These amounts are not included in the net charge-off rate.

(e)	Nonperforming loans include loans held-for-sale of $26 million and $44 million at June 30, 2005 and 2004, respectively. These amounts are not included in the allowance coverage ratios.

HOME FINANCE

Selected income statement data(a)	Three months ended June 30,			Six months ended June 30,
(in millions)	2005	2004	Change	2005	2004	Change

Prime production and servicing
Production	$135	$186	(27)%	$363	$364	—%
Servicing:
Mortgage servicing revenue, net of amortization	142	193	(26)	288	348	(17)
MSR risk management results	166	86	93	272	147	85

Total net revenue	443	465	(5)	923	859	7
Noninterest expense	229	264	(13)	458	553	(17)
Operating earnings	136	128	6	294	193	52

Consumer real estate lending
Total net revenue	$707	$512	38	$1,420	$947	50
Provision for credit losses	38	38	—	68	29	134
Noninterest expense	234	172	36	472	375	26
Operating earnings	277	193	44	561	349	61

Total Home Finance
Total net revenue	$1,150	$977	18	$2,343	$1,806	30
Provision for credit losses	38	38	—	68	29	134
Noninterest expense	463	436	6	930	928	—
Operating earnings	413	321	29	855	542	58

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
Quarterly results
Home Finance operating earnings were $413 million, up $92 million compared with the prior year. Operating earnings for the Prime Production & Servicing segment of $136 million were up $8 million. Results reflected improved MSR risk management results and lower expenses, offset by reduced production revenue given the decline in prime mortgage originations. Earnings for the Consumer Real Estate Lending segment of $277 million were up $84 million. Growth was largely due to the Merger, but also reflected higher retained loan balances, Merger-related expense savings and lower credit costs. These increases were partially offset by the absence of subprime loan securitization gains and the $4 billion manufactured home loan portfolio sold in late 2004.
Year-to-date results
Operating earnings for the Prime Production & Servicing segment totaled $294 million, up $101 million from the prior year. Performance reflected an increase in net revenue to $923 million, up $64 million, due to improved risk management results, partially offset by lower prime mortgage originations. Expenses of $458 million decreased $95 million, reflecting production-related expense savings.
Operating earnings for the Consumer Real Estate Lending segment increased to $561 million, up $212 million. Net revenues of $1.4 billion were up $473 million primarily due to the Merger and higher retained loan balances. These benefits were partially offset by the absence of the $4 billion manufactured home loan portfolio and subprime loan securitization gains. The provision for credit losses totaled $68 million, up $39 million from the prior year, largely due to the Merger and the decision to retain subprime mortgage loans. Lower net charge-offs and favorable credit trends provided a partial offset. Expenses rose $97 million to $472 million, primarily due to the Merger. These costs were partially offset by Merger-related expense savings.

Selected metrics(a)(b)	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios and where otherwise noted)	2005	2004	Change	2005	2004	Change

Origination volume by channel (in billions)
Retail	$22.8	$20.8	10%	$41.1	$36.0	14%
Wholesale	13.2	15.7	(16)	23.9	25.2	(5)
Correspondent	3.6	7.9	(54)	5.9	13.2	(55)
Correspondent negotiated transactions	7.1	12.5	(43)	14.3	20.2	(29)

Total	$46.7	$56.9	(18)	$85.2	$94.6	(10)

Origination volume by business (in billions)
Mortgage	$30.9	$47.1	(34)	$57.5	$78.1	(26)
Home equity	15.8	9.8	61	27.7	16.5	68

Total	$46.7	$56.9	(18)	$85.2	$94.6	(10)

Business metrics (in billions)
Loans serviced – Mortgage (ending)(c)	$501.7	$464.6	8		$501.7	$464.6	8
MSR net carrying value (ending)	5.0	5.7	(12)		5.0	5.7	(12)
End of period loans owned
Mortgage loans held-for-sale	$11.2	$13.6	(18)		$11.2	$13.6	(18)
Mortgage loans retained	47.4	40.5	17		47.4	40.5	17
Home equity and other loans	72.3	29.8	143		72.3	29.8	143

Total end of period loans owned	$130.9	$83.9	56		$130.9	$83.9	56
Average loans owned
Mortgage loans held-for-sale	$10.5	$14.6	(28)		$10.9	$13.8	(21)
Mortgage loans retained	47.0	38.2	23		45.7	37.0	24
Home equity and other loans	69.1	27.0	156		67.8	25.6	165

Total average loans owned	$126.6	$79.8	59		$124.4	$76.4	63

Overhead ratio	40%	45%	(500	)bp	40%	51%	(1,100	)bp

Credit quality statistics
30+ day delinquency rate(d)	1.17%	1.18%	(1	)bp	1.17%	1.18%	(1	)bp
Net charge-offs
Mortgage	$8	$5	60%		$14	$8	75%
Home equity and other loans	30	23	30		65	48	35

Total net charge-offs	38	28	36		79	56	41
Net charge-off rate
Mortgage	0.07%	0.05%	2	bp	0.06%	0.04%	2	bp
Home equity and other loans	0.17	0.34	(17)		0.19	0.38	(19)
Total net charge-off rate(e)	0.13	0.17	(4)		0.14	0.18	(4)
Nonperforming assets	$799	$468	71%		$799	$468	71%

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

(b)	For a discussion of selected line of business metrics, see page 93 of this Form 10–Q.

(c)	Includes prime first mortgage loans and subprime loans.

(d)
Excludes delinquencies related to loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by government agencies of $0.7 billion and $1.1 billion for June 30, 2005 and 2004, respectively. These amounts are excluded as reimbursement is proceeding normally.

(e)	Excludes mortgage loans held-for-sale.
The table below reconciles management’s disclosure of Home Finance’s revenue to the reported U.S. GAAP line items shown on the Consolidated statements of income and in the related Notes to Consolidated financial statements:

	Prime production		Consumer real
Three months ended June 30,(a)	and servicing		estate lending		Total revenue

(in millions)	2005	2004	2005	2004	2005	2004

Net interest income	$111	$202	$673	$410	$784	$612
Securities / private equity gains (losses)	1	—	—	—	1	—
Mortgage fees and related income(b)	331	263	34	102	365	365

Total	$443	$465	$707	$512	$1,150	$977

	Prime production		Consumer real
Six months ended June 30,(a)	and servicing		estate lending		Total revenue

(in millions)	2005	2004	2005	2004	2005	2004

Net interest income	$226	$384	$1,351	$807	$1,577	$1,191
Securities / private equity gains (losses)	3	(4)	—	—	3	(4)
Mortgage fees and related income(b)	694	479	69	140	763	619

Total	$923	$859	$1,420	$947	$2,343	$1,806

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

(b)	Includes activity reported elsewhere as Other income.

The following table details the MSR risk management results in the Home Finance business:

MSR Risk Management Results(a)	Three months ended June 30,		Six months ended June 30,
(in millions)	2005	2004	2005	2004

Reported amounts:
MSR valuation adjustments(b)	$(703)	$1,221	$(152)	$596
Derivative valuation adjustments and other risk management gains (losses)(c)	869	(1,135)	424	(449)

MSR risk management results	$166	$86	$272	$147

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

(b)
Excludes subprime loan MSR activity of $2 million for the three months ended June 30, 2005, and $(1) million and $4 million for the six months ended June 30, 2005 and 2004, respectively. There was no subprime MSR loan activity during the second quarter of 2004.

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
During the second quarter of 2005, negative MSR valuation adjustments of $703 million were more than offset by $869 million of aggregate risk management gains, including net interest earned on AFS securities. In the second quarter of 2004, MSR valuation adjustments of $1.2 billion were partially offset by $1.1 billion of aggregate risk management losses, including net interest earned on AFS securities. There were no unrealized gains/(losses) on AFS securities at June 30, 2005. Unrealized gains/(losses) on AFS securities were $(221) million at June 30, 2004. For a further discussion of MSRs, see Critical accounting estimates on page 62 and Note 14 on pages 81-83 of this Form 10–Q.
CONSUMER & SMALL BUSINESS BANKING

Selected income statement data(a)	Three months ended June 30,			Six months ended June 30,
(in millions)	2005	2004	Change	2005	2004	Change

Noninterest revenue	$741	$222	234%	$1,470	$420	250%
Net interest income	1,364	393	247	2,792	784	256

Total net revenue	2,105	615	242	4,262	1,204	254
Provision for credit losses	25	20	25	61	47	30
Noninterest expense	1,362	593	130	2,701	1,240	118
Operating earnings (loss)	437	2	NM	914	(47)	NM

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
Quarterly results
Consumer & Small Business operating earnings totaled $437 million, up $435 million from the prior year largely driven by the merger. Results also benefited from wider spreads on deposits, increased balances, and cost savings initiatives. These benefits were partially offset by continued investment in the branch distribution network.
Year-to-date results
Operating earnings totaled $914 million, up $961 million from the prior year. While growth largely reflected the merger, results also included wider spreads on deposits and higher deposit balances. These factors contributed to net revenues rising to $4.3 billion for the six months ended June 30, 2005, from $1.2 billion for the six months ended June 30, 2004. The provision for credit losses of $61 million increased from $47 million a year ago due to the merger. The increase in expenses to $2.7 billion reflected the merger and continued investment in branch distribution and sales, partially offset by cost savings initiatives.

Selected metrics(a)(b)	Three months ended June 30,				Six months ended June 30,
(in millions, except ratios and where otherwise noted)	2005	2004	Change		2005	2004	Change

Business metrics (in billions)
End-of-period balances
Small business loans	$12.5	$2.2	468%		$12.5	$2.2	468%
Consumer and other loans(c)	1.8	1.9	(5)		1.8	1.9	(5)

Total loans	14.3	4.1	249		14.3	4.1	249
Core deposits(d)	147.9	69.7	112		147.9	69.7	112
Total deposits	173.7	79.5	118		173.7	79.5	118

Average balances
Small business loans	12.4	2.2	464		12.4	2.2	464
Consumer and other loans(c)	1.9	1.9	—		2.3	2.0	15

Total loans	14.3	4.1	249		14.7	4.2	250
Core deposits(d)	149.3	72.1	107		149.3	71.1	110
Total deposits	174.8	80.7	117		174.4	79.8	119

Number of:
Branches	2,539	569	1,970	#	2,539	569	1,970	#
ATMs	6,961	1,921	5,040		6,961	1,921	5,040
Personal bankers	6,258	1,705	4,553		6,258	1,705	4,553
Personal checking accounts (in thousands)	7,662	1,982	5,680		7,662	1,982	5,680
Business checking accounts (in thousands)	918	352	566		918	352	566
Active online customers (in thousands)	4,053	NA	NM		4,053	NA	NM
Debit cards issued (in thousands)	8,834	2,430	6,404		8,834	2,430	6,404

Overhead ratio	65%	96%	(3,100	)bp	63%	103%	(4,000	)bp

Retail brokerage business metrics
Investment sales volume	$2,907	$1,047	178%		$5,777	$1,991	190%
Number of dedicated investment sales representatives	1,422	390	265		1,422	390	265

Credit quality statistics
Net charge-offs
Small business	$25	$12	108		$44	$21	110
Consumer and other loans	4	9	(56)		13	17	(24)

Total net charge-offs	29	21	38		57	38	50
Net charge-off rate
Small business	0.81%	2.19%	(138	)bp	0.72%	1.92%	(120	)bp
Consumer and other loans	0.84	1.91	(107)		1.14	1.71	(57)
Total net charge-off rate	0.81	2.06	(125)		0.78	1.82	(104)
Nonperforming assets	$284	$85	234%		$284	$85	234%

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

(b)	For a discussion of selected line of business metrics, see page 93 of this Form 10–Q.

(c)	Primarily community development loans.

(d)	Includes demand and savings deposits.
AUTO & EDUCATION FINANCE

Selected income statement data(a)	Three months ended June 30,			Six months ended June 30,
(in millions)	2005	2004	Change	2005	2004	Change

Total net revenue	$395	$218	81%	$719	$384	87%
Provision for credit losses	31	20	55	59	56	5
Noninterest expense	170	80	113	375	161	133
Operating earnings	118	71	66	173	101	71

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
Quarterly results
Auto & Education Finance operating earnings of $118 million were up $47 million from last year. Growth was primarily due to the merger. Results reflected lower production volumes due to the competitive nature of the operating environment, and the absence of the $2 billion recreational vehicle loan portfolio sold in early 2005.

Year-to-date results
Operating earnings were $173 million, up $72 million from the prior year. The current period included a net loss of $83 million associated with the auto loan securitization, a $40 million charge related to the dissolution of a student loan joint venture and a benefit of $34 million arising from the sale of a $2 billion recreational vehicle loan portfolio. The prior year results included a $40 million charge related to auto lease residuals. Excluding the after-tax impact of these items, operating earnings increased by $102 million over the prior year, primarily due to the Merger and improved credit quality. Results continued to reflect lower production volumes and narrower spreads, a function of the competitive nature of the operating environment.

Selected metrics(a)	Three months ended June 30,				Six months ended June 30,
(in millions, except ratios and where otherwise noted)	2005	2004	Change		2005	2004	Change

Business metrics (in billions)
End of period loans and lease receivables
Loans outstanding	$46.2	$34.9	32%		$46.2	$34.9	32%
Lease receivables	6.1	8.6	(29)		6.1	8.6	(29)

Total end-of-period loans and lease receivables	52.3	43.5	20		52.3	43.5	20

Average loans and lease receivables
Loans outstanding (average)(b)	$49.8	$35.2	41		$51.5	$35.1	47
Lease receivables (average)	6.6	8.9	(26)		7.1	9.1	(22)

Total average loans and lease receivables(b)	56.4	44.1	28		58.6	44.2	33

Overhead ratio	43%	37%	600	bp	52%	42%	1,000	bp

Credit quality statistics
30+ day delinquency rate	1.46%	1.04%	42	bp	1.46%	1.04%	42	bp
Net charge-offs
Loans	$45	$23	96%		$119	$51	133%
Lease receivables	2	8	(75)		11	20	(45)

Total net charge-offs	47	31	52		130	71	83
Net charge off rate
Loans(b)	0.39%	0.27%	12	bp	0.51%	0.31%	20	bp
Lease receivables	0.12	0.36	(24)		0.31	0.44	(13)
Total net charge-off rate(b)	0.36	0.29	7		0.48	0.34	14
Nonperforming assets	$236	$140	69%		$236	$140	69%

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

(b)
Average loans include loans held-for-sale of $4.1 billion and $1.1 billion for the second quarter of 2005 and 2004, respectively, and $4.3 billion and $1.7 billion for the six months ended June 30, 2005 and 2004, respectively. These are not included in the net charge-off rate.

INSURANCE

Selected income statement data(a)	Three months ended June 30,			Six months ended June 30,
(in millions)	2005	2004	Change	2005	2004	Change

Total net revenue	$149	$25	496%	$322	$52	NM
Noninterest expense	131	22	495	282	43	NM
Operating earnings	12	2	500	26	6	333%

Memo: Consolidated gross insurance-related revenue(b)	404	165	145	820	341	140

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

(b)	Includes revenue reported in the results of other businesses.
Quarterly results
Insurance operating earnings of $12 million were up $10 million from the prior year on net revenues of $149 million. The increase was primarily due to the Merger.
Year-to-date results
Operating earnings totaled $26 million on net revenues of $322 million. The increase was primarily due to the Merger. Results also reflected an increase in proprietary annuity sales commissions paid and investments in technology infrastructure.

Selected metrics(a)(b)	Three months ended June 30,			Six months ended June 30,
(in millions, except where otherwise noted)	2005	2004	Change	2005	2004	Change

Business metrics – ending balances
Invested assets	$7,641	$1,729	342%	$7,641	$1,729	342%
Policy loans	394	—	NM	394	—	NM
Insurance policy and claims reserves	7,562	1,255	NM	7,562	1,255	NM
Term life premiums – first year annualized	16	—	NM	30	—	NM
Term life premiums – first year annualized and renewals	122	—	NM	232	—	NM
Proprietary annuity sales	282	58	386	401	134	199
Number of policies in force – direct/assumed (in thousands)	2,454	608	304	2,454	608	304
Insurance in force – direct/assumed	280,176	33,772	NM	280,176	33,772	NM
Insurance in force – retained	83,324	33,772	147	83,324	33,772	147
A.M. Best rating	A	A		A	A

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

(b)	For a discussion of selected line of business metrics, see page 93 of this Form 10–Q.

CARD SERVICES

For a discussion of the business profile of CS, see pages 39–40 of JPMorgan Chase’s 2004 Annual Report.
JPMorgan Chase uses the concept of “managed receivables” to evaluate the credit performance of its underlying credit card loans, both sold and not sold. For further information, see Explanation and reconciliation of the Firm’s use of non-GAAP financial measures on pages 10–11 of this Form 10–Q. Operating results exclude the impact of credit card securitizations on total net revenue, the provision for credit losses, net charge-offs and loan receivables. Securitization does not change reported net income versus operating earnings; however, it does affect the classification of items on the Consolidated statements of income.

Selected income statement data – managed basis(a)	Three months ended June 30,				Six months ended June 30,
(in millions, except ratios)	2005	2004	Change		2005	2004	Change

Revenue
Asset management, administration and commissions	$—	$25	NM		$—	$49	NM
Credit card income	868	271	220%		1,629	509	220%
Other income	42	20	110		53	42	26

Noninterest revenue	910	316	188		1,682	600	180
Net interest income	2,976	1,271	134		5,983	2,544	135

Total net revenue	3,886	1,587	145		7,665	3,144	144

Provision for credit losses	1,641	748	119		3,277	1,454	125

Noninterest expense
Compensation expense	291	150	94		576	306	88
Noncompensation expense	904	353	156		1,743	734	137
Amortization of intangibles	188	62	203		377	124	204

Total noninterest expense	1,383	565	145		2,696	1,164	132

Operating earnings before income tax expense	862	274	215		1,692	526	222
Income tax expense	320	98	227		628	188	234

Operating earnings	$542	$176	208		$1,064	$338	215

Financial metrics
ROE	18%	21%	(300	)bp	18%	20%	(200	)bp
Overhead ratio	36	36	—		35	37	(200)

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
Quarterly results
Operating earnings of $542 million increased $366 million from the prior year due to the merger, lower provision for credit losses and higher revenue, partially offset by higher marketing spend and an operating charge to increase litigation reserves.
Total revenues of $3.9 billion increased $2.3 billion, primarily due to the merger. Net interest income of $3.0 billion increased $1.7 billion, primarily due to the merger, including the acquisition of a private label portfolio and higher loan balances, partially offset by an increase in balances in their introductory period driven by a significant increase in new account originations. Noninterest revenue of $910 million increased $594 million, primarily due to the merger and increased interchange income from higher charge volume, partially offset by higher volume-driven payments to partners and higher rewards expense.
The managed provision for credit losses of $1.6 billion increased $893 million, primarily due to the merger, including the acquisition of a private label portfolio, and increased bankruptcy losses from accelerated filings due to the pending change in bankruptcy legislation, partially offset by lower contractual net charge-offs. Managed credit ratios remained strong, benefiting from the continued low level of delinquencies. The managed net charge-off rate for the quarter was 4.87%, down from 5.85% in the prior year. The 30-day managed delinquency rate was 3.34%, down from 4.26% in the prior year.
Expenses of $1.4 billion increased $818 million, primarily due to the merger, including the acquisition of a private label portfolio. Additionally, increased marketing spend and an operating charge to increase litigation reserves were primarily offset by merger saves, including lower processing costs and compensation expenses.
Year-to-date results
Operating earnings of $1.1 billion increased $726 million from the prior year due to the merger, higher revenue, lower provision for credit losses, partially offset by higher marketing spend and an operating charge to increase litigation reserves.
Total revenues of $7.7 billion increased $4.5 billion, primarily due to the merger. Net interest income of $6.0 billion increased $3.4 billion, primarily due to the merger, including the acquisition of a private label portfolio, higher loan balances, partially offset by an increase in balances in their introductory period driven by a significant increase in new account originations. Noninterest revenue of $1.7 billion increased $1.1 billion, primarily due to the merger, and increased interchange income from higher charge volume, partially offset by higher volume-driven payments to partners and higher rewards expense.
The managed provision for credit losses of $3.3 billion increased $1.8 billion, primarily due to the merger, including the acquisition of a private label portfolio, increased bankruptcy losses from accelerated filings due to the pending change in the bankruptcy legislation and additions to the Allowance for loan losses related to growth in on-balance sheet loans, partially offset by lower contractual net charge-offs. Managed credit ratios remained strong, benefiting from the continued low level of delinquencies. The year-to-date managed net charge-off rate was 4.85%, down from 5.83% in the prior year. The 30-day managed delinquency rate was 3.34%, down from 4.26% in the prior year.
Expenses of $2.7 billion increased $1.5 billion, primarily due to the merger, including the acquisition of a private label portfolio. Additionally, merger saves, including lower processing costs and compensation expenses, were partially offset by higher marketing spend and an operating charge to increase litigation reserves.

Selected metrics (a)(b)	Three months ended June 30,				Six months ended June 30,
(in millions, except headcount, ratios and where otherwise noted)	2005	2004	Change		2005	2004	Change

Net securitization gains (amortization)	$15	$(4)	NM		$3	$(6)	NM

% of average managed outstandings:
Net interest income	8.83%	9.98%	(115	)bp	8.98%	9.97%	(99	)bp
Provision for credit losses	4.87	5.88	(101)		4.92	5.70	(78)
Noninterest revenue	2.70	2.48	22		2.52	2.35	17
Risk adjusted margin(c)	6.66	6.59	7		6.58	6.62	(4)
Noninterest expense	4.10	4.44	(34)		4.05	4.56	(51)
Pre-tax income	2.56	2.15	41		2.54	2.06	48
Operating earnings	1.61	1.38	23		1.60	1.32	28

Business metrics
Charge volume (in billions)	$75.6	$23.5	222%		$145.9	$45.0	224%
Net accounts opened (in thousands)	2,789	1,013	175		5,533	2,039	171
Credit cards issued (in thousands)	95,465	35,529	169		95,465	35,529	169
Number of registered internet customers (in millions)	12.0	4.5	167		12.0	4.5	167

Merchant acquiring business
Bank card volume (in billions)	$141.2	$71.8	97		$266.3	$136.8	95
Total transactions (in millions)	4,735	1,875	153		9,020	3,632	148

Selected ending balances
Loans:
Loans on balance sheets	$68,510	$17,182	299		$68,510	$17,182	299
Securitized loans	68,808	34,138	102		68,808	34,138	102

Managed loans	$137,318	$51,320	168		$137,318	$51,320	168

Selected average balances
Managed assets	$140,741	$51,510	173		$139,632	$51,630	170
Loans:
Loans on balance sheets	$67,131	$17,155	291		$65,683	$17,096	284
Securitized loans	68,075	34,052	100		68,718	34,239	101

Managed loans	$135,206	$51,207	164		$134,401	$51,335	162

Equity	11,800	3,346	253		11,800	3,369	250

Headcount	20,647	9,975	107		20,647	9,975	107

Credit quality statistics
Net charge-offs	$1,641	$745	120		$3,231	$1,488	117
Net charge-off rate	4.87%	5.85%	(98	)bp	4.85%	5.83%	(98	)bp

Delinquency ratios
30+ days	3.34%	4.26%	(92)		3.34%	4.26%	(92)
90+ days	1.54	1.94	(40)		1.54	1.94	(40)

Allowance for loan losses	$3,055	$1,191	157%		$3,055	$1,191	157%
Allowance for loan losses to period-end loans	4.46%	6.93%	(247	)bp	4.46%	6.93%	(247	)bp

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

(b)	For a discussion of selected line of business metrics, see page 94 of this Form 10–Q.

(c)	Represents Total net revenue less Provision for credit losses.
The financial information presented below reconciles reported basis and managed basis to disclose the effect of securitizations.

	Three months ended June 30,(a)			Six months ended June 30,(a)
(in millions)	2005	2004	Change	2005	2004	Change

Income statement data
Credit card income
Reported data for the period	$1,596	$578	176%	$3,172	$1,142	178%
Securitization adjustments	(728)	(307)	(137)	(1,543)	(633)	(144)

Managed credit card income	$868	$271	220	$1,629	$509	220

Other income
Reported data for the period	$42	$65	(35)	$53	$126	(58)
Securitization adjustments	—	(45)	NM	—	(84)	NM

Managed other income	$42	$20	110	$53	$42	26

Net interest income
Reported data for the period	$1,318	$433	204	$2,593	$868	199
Securitization adjustments	1,658	838	98	3,390	1,676	102

Managed net interest income	$2,976	$1,271	134	$5,983	$2,544	135

Total net revenue(b)
Reported data for the period	$2,956	$1,101	168	$5,818	$2,185	166
Securitization adjustments	930	486	91	1,847	959	93

Managed total net revenue	$3,886	$1,587	145	$7,665	$3,144	144

Provision for credit losses
Reported data for the period	$711	$262	171	$1,430	$495	189
Securitization adjustments	930	486	91	1,847	959	93

Managed provision for credit losses	$1,641	$748	119	$3,277	$1,454	125

Balance sheets – average balances
Total average assets
Reported data for the period	$74,515	$18,484	303	$72,768	$18,439	295
Securitization adjustments	66,226	33,026	101	66,864	33,191	101

Managed average assets	$140,741	$51,510	173	$139,632	$51,630	170

Credit quality statistics
Net charge-offs
Reported net charge-offs data for the period	$711	$259	175	$1,384	$529	162
Securitization adjustments	930	486	91	1,847	959	93

Managed net charge-offs	$1,641	$745	120	$3,231	$1,488	117

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

(b)	Includes Credit card income, Other income and Net interest income.

COMMERCIAL BANKING

For a discussion of the business profile of CB, see pages 41–42 of JPMorgan Chase’s 2004 Annual Report.

Selected income statement data(a)	Three months ended June 30,				Six months ended June 30,
(in millions, except ratios)	2005	2004	Change		2005	2004	Change

Revenue
Lending & deposit related fees	$143	$67	113%		$285	$132	116%
Asset management, administration and commissions	15	4	275		30	8	275
Other income(b)	94	29	224		162	55	195

Noninterest revenue	252	100	152		477	195	145
Net interest income	648	234	177		1,273	461	176

Total net revenue	900	334	169		1,750	656	167

Provision for credit losses	142	19	NM		136	6	NM

Noninterest expense
Compensation expense	160	65	146		323	136	138
Noncompensation expense	296	138	114		574	276	108
Amortization of intangibles	17	—	NM		34	—	NM

Total noninterest expense	473	203	133		931	412	126

Operating earnings before income tax expense	285	112	154		683	238	187
Income tax expense	111	47	136		266	99	169

Operating earnings	$174	$65	168		$417	$139	200

Financial ratios
ROE	21%	35%	(1,400	)bp	25%	36%	(1,100	)bp
ROA	1.25	1.51	(26)		1.51	1.67	(16)
Overhead ratio	53	61	(800)		53	63	(1,000)

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

(b)	IB-related and commercial card revenues are included in Other income.
Quarterly results
Operating earnings were $174 million, an increase of $109 million from the prior year. The increase in results was primarily due to the Merger, partially offset by increased provision for credit losses. The larger provision reflects higher reserves, primarily due to refinements in the data used to estimate the allowance for credit losses. Despite this increase, credit quality of the portfolio remains strong.
Revenues were $900 million, an increase of $566 million, primarily due to the Merger. In addition, net interest income of $648 million was positively affected by wider spreads on liability balances and increases in loan and liability balances, partially offset by narrower loan spreads. Noninterest revenue of $252 million was negatively affected by lower fees in lieu of compensating balances and lower gains on the sales of assets acquired in the satisfaction of debt, partially offset by strong investment banking revenue.
Provision for credit losses was $142 million for the quarter, compared to $19 million in the prior year. The higher provision reflects refinements in the data used to estimate the allowance for credit losses, not a deterioration of credit quality. The credit quality of the portfolio remains strong with net recoveries of $3 million for the quarter compared to net charge-offs of $30 million in the prior year.
Expenses increased $270 million to $473 million, primarily related to the Merger. In addition, there was an increase in unit costs for Treasury Services products, partially offset by lower compensation-related and other expenses.
Year-to-date results
Earnings of $417 million increased $278 million, primarily due to the Merger.
Revenues of $1.8 billion increased 167% or $1.1 billion, primarily as a result of the Merger. In addition, net interest income increased to $1.3 billion, driven by wider spreads on liability balances and increases in loan and liability balances, partially offset by narrower loan spreads. Noninterest income of $477 million was negatively affected by lower fees in lieu of compensating balances and lower gains on the sale of assets acquired in the satisfaction of debt.

Provision for credit losses of $136 million, an increase of $130 million, was driven by the Merger and higher reserves, primarily due to refinements in the data used to estimate the allowance for credit losses. The credit quality of the portfolio remains strong with net recoveries of $1 million compared to net charge-offs of $29 million in the prior year.
Expenses of $931 million increased 126%, or $519 million, primarily related to the Merger, and from an increase in unit costs for Treasury Services products.

Selected metrics(a)(b)	Three months ended June 30,				Six months ended June 30,
(in millions, except headcount and ratio data)	2005	2004	Change		2005	2004	Change

Revenue by product:
Lending	$285	$86	231%		$554	$170	226%
Treasury services	558	221	152		1,100	440	150
Investment banking	62	20	210		102	35	191
Other	(5)	7	NM		(6)	11	NM

Total Commercial Banking revenue	$900	$334	169		$1,750	$656	167

Revenue by business:
Middle market	$594	$192	209		$1,166	$377	209
Corporate banking	138	59	134		261	116	125
Real estate	131	60	118		250	112	123
Other	37	23	61		73	51	43

Total Commercial Banking revenue	$900	$334	169		$1,750	$656	167

Selected balance sheet data (average)
Total assets	$55,963	$17,281	224		$55,524	$16,760	231
Loans and leases	51,184	14,717	248		50,580	14,241	255
Liability balances(c)	72,498	38,058	90		72,058	37,327	93
Equity	3,400	747	355		3,400	771	341

Memo:
Loans by business:
Middle market	$31,051	$5,203	497		$30,636	$5,156	494
Corporate banking	6,239	2,608	139		6,015	2,579	133
Real estate	10,169	4,330	135		10,256	3,970	158
Other	3,725	2,576	45		3,673	2,536	45

Total Commercial Banking loans	$51,184	$14,717	248		$50,580	$14,241	255

Headcount	4,474	1,690	165		4,474	1,690	165

Credit data and quality statistics
Net charge-offs (recoveries)	$(3)	$30	NM		$(1)	$29	NM
Nonperforming loans	434	132	229		434	132	229
Allowance for loan losses	1,431	107	NM		1,431	107	NM
Allowance for lending-related commitments	196	24	NM		196	24	NM

Net charge-off (recovery) rate	(0.02)%	0.82%	(84	)bp	—%	0.41%	(41	)bp
Allowance for loan losses to average loans	2.80	0.73	207		2.83	0.75	208
Allowance for loan losses to nonperforming loans	330	81	NM		330	81	NM
Nonperforming loans to average loans	0.85	0.90	(5)		0.86	0.93	(7)

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

(b)	For a discussion of selected line of business metrics, see page 94 of this Form 10–Q.

(c)	Liability balances include deposits and deposits that are swept to on-balance sheet liabilities.

TREASURY & SECURITIES SERVICES

For a discussion of the business profile of TSS, see pages 43–44 of JPMorgan Chase’s 2004 Annual Report.

Selected income statement data(a)	Three months ended June 30,				Six months ended June 30,
(in millions, except ratios)	2005	2004	Change		2005	2004	Change

Revenue
Lending & deposit related fees	$197	$111	77%		$367	$229	60%
Asset management, administration and commissions	736	633	16		1,428	1,215	18
Other income	145	98	48		269	167	61

Noninterest revenue	1,078	842	28		2,064	1,611	28
Net interest income	510	251	103		1,006	494	104

Total net revenue	1,588	1,093	45		3,070	2,105	46

Provision for credit losses	2	3	(33)		(1)	4	NM
Credit reimbursement to IB(b)	(38)	(2)	NM		(76)	(4)	NM

Noninterest expense
Compensation expense	522	347	50		1,026	686	50
Noncompensation expense	642	582	10		1,174	1,094	7
Amortization of intangibles	30	15	100		59	31	90

Total noninterest expense	1,194	944	26		2,259	1,811	25

Operating earnings before income tax expense	354	144	146		736	286	157
Income tax expense	125	43	191		262	87	201

Operating earnings	$229	$101	127%		$474	$199	138%

Financial ratios
ROE	48%	13%	3,500	bp	50%	13%	3,700	bp
Overhead ratio	75	86	(1,100)		74	86	(1,200)
Pre-tax margin ratio(c)	22	13	900		24	14	1,000

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

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

Quarterly results
Operating earnings for the quarter were $229 million, an increase of $128 million, due to widening spreads on liability balances, improved fee-based revenue, liability balance growth and the Merger. Current period results include charges of $58 million (after-tax) to terminate a client contract. Prior year results include a software impairment charge of $42 million (after-tax) and a gain of $10 million (after-tax) on the sale of a business.
TSS net revenue of $1.6 billion increased $495 million, or 45%. Net interest income grew to $510 million, up $259 million, as a result of the Merger, wider spreads on foreign and noninterest bearing liability balances, and average liability balance growth of 43% to $164 billion. Noninterest revenue of $1.1 billion increased $236 million, or 28%. This improvement was due to the Merger, an increase in assets under custody to $10.2 trillion driven by new business and market value appreciation, the acquisition of Vastera and growth in securities lending and wholesale cards. Partially offsetting this revenue growth were lower service charges on deposits and the absence, in the current period, of a gain on the sale of a business.
Treasury Services net revenue grew to $682 million, Investor Services to $544 million and Institutional Trust Services to $362 million. TSS firmwide net revenue, which includes Treasury Services net revenue recorded in other lines of business, grew to $2.2 billion, up $876 million, or 65%. In the aggregate, Treasury Services firmwide net revenue grew to $1.3 billion, up $697 million, or 113%.
Credit reimbursement to the Investment Bank was $38 million, an increase of $36 million, primarily as a result of the Merger. TSS is charged a credit reimbursement related to certain exposures managed within the Investment Bank credit portfolio on behalf of clients shared with TSS.
Noninterest expense of $1.2 billion was up $250 million, or 26%, due to the Merger, charges to terminate a client contract, the Vastera acquisition and onboarding fund accounting clients. Partially offsetting these increases were lower allocations of Corporate segment expenses and increased product unit costs charged to other lines of business, primarily Commercial Banking. The prior year included a software impairment charge of $67 million (pre-tax).

Year-to-date results
Operating earnings for the first six months of 2005 were $474 million, an increase of $275 million, or 138%. Widening spreads on liability balances, improved fee-based revenue, liability balance growth and the Merger were the primary drivers of this improvement. Current period results included charges of $58 million (after-tax) to terminate a client contract. First half of 2004 results included a software impairment charge of $42 million (after-tax) and a gain of $10 million (after-tax) on the sale of a business.
TSS net revenue of $3.1 billion increased $965 million, or 46%. Net interest income grew to $1 billion, up $512 million, as a result of the Merger, wider spreads on liability balances and average liability balance growth. Noninterest revenue of $2.1 billion increased $453 million, or 28%. This improvement was due to an increase in assets under custody to $10.2 trillion driven by new business and market value appreciation, and by growth in wholesale cards, securities lending and trade products. Also contributing to the increase in noninterest revenue was the acquisition of Vastera. Partially offsetting this growth were lower service charges on deposits and the absence, in the current period, of a gain on the sale of a business.
Treasury Services net revenue grew to $1.3 billion, Investor Services to $1.1 billion and Institutional Trust Services to $718 million. TSS firmwide net revenue, which includes Treasury Services net revenue recorded in other lines of business, grew to $4.3 billion, up $1.7 billion, or 66%. In the aggregate, Treasury Services firmwide net revenue grew to $2.6 billion, up $1.3 billion, or 109%.
Credit reimbursement to the Investment Bank was $76 million, an increase of $72 million, primarily as a result of the Merger. TSS is charged a credit reimbursement related to certain exposures managed within the Investment Bank credit portfolio on behalf of clients shared with TSS.
Noninterest expense of $2.3 billion was up $448 million, or 25%, due to the Merger, charges to terminate a client contract and increased compensation due in part to the Vastera acquisition and onboarding fund accounting clients. Partially offsetting these increases were lower allocations of Corporate segment expenses and increased product unit costs charged to other lines of business, primarily Commercial Banking. The prior year period included a software impairment charge of $67 million (pre-tax).

Selected metrics(a)(b)	Three months ended June 30,			Six months ended June 30,
(in millions, except headcount and where otherwise noted)	2005	2004	Change	2005	2004	Change

Revenue by business
Treasury Services (“TS”)	$682	$366	86%	$1,300	$723	80%
Investor Services (“IS”)	544	453	20	1,052	851	24
Institutional Trust Services (“ITS”)	362	274	32	718	531	35

Total net revenue	$1,588	$1,093	45	$3,070	$2,105	46

Business metrics
Assets under custody (in billions)(c)	$10,190	$7,980	28	$10,190	$7,980	28
Corporate trust securities under administration (in billions)(d)	6,704	6,241	7	6,704	6,241	7

Number of:
ACH transactions originated (in millions)	727	341	113	1,426	650	119
Total US$ clearing volume (in thousands)	24,200	18,727	29	45,905	36,791	25
Total non-US$ clearing volume (in thousands)	13,372	9,866	36	24,959	19,891	25
Wholesale check volume (in millions)	921	NA	NM	1,798	NA	NM
Wholesale cards issued (in thousands)(e)	12,075	9,420	28	23,909	18,379	30

Selected balance sheets (average)
Total assets	$26,437	$21,040	26	$26,733	$20,141	33
Loans	9,956	6,783	47	10,023	6,460	55
Liability balances(f)	164,036	114,624	43	159,380	109,046	46
Equity	1,900	3,203	(41)	1,900	3,196	(41)

Headcount	23,871	15,023	59	23,871	15,023	59

(in millions, except headcount and where otherwise noted)
Firmwide disclosures
Treasury Services firmwide revenue(g)	$1,314	$617	113		$2,551	$1,222	109
Treasury & Securities Services firmwide revenue(g)	2,220	1,344	65		4,321	2,604	66
Treasury Services firmwide overhead ratio(h)	54%	65%	(1,100	)bp	55%	67%	(1,200	)bp
Treasury & Securities Services firmwide overhead ratio(h)	66	79	(1,300)		64	79	(1,500)
Treasury Services firmwide liability balances(i)	$138,058	$79,448	74%		$135,926	$77,133	76%
Treasury & Securities Services firmwide liability balances(i)	236,534	152,682	55		231,438	146,373	58

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

(b)	For a discussion of selected line of business metrics, see page 94 of this Form 10–Q.

(c)
Beginning March 31, 2005, assets under custody include an estimated $400 billion of ITS assets under custody that have not been included previously. At June 30, 2005, approximately 5% of total assets under custody were trust related.

(d)	Corporate trust securities under administration include debt held in trust on behalf of third parties and debt serviced as agent.

(e)	Wholesale cards issued include domestic commercial card, stored value card, prepaid card, and government electronic benefit card products.

(f)	Liability balances include deposits and deposits swept to on-balance sheet liabilities.
Firmwide Disclosures
Treasury & Securities Services firmwide metrics include certain TSS product revenues and liability balances reported in other lines of business for customers who are also customers of those lines of business. In order to capture the firmwide impact of TS and TSS products and revenues, management reviews firmwide metrics such as liability balances, revenues and overhead ratios in assessing financial performance for TSS. Firmwide metrics are necessary in order to understand the aggregate TSS business.
(g)
Firmwide revenue includes TS revenue recorded in the Commercial Banking, Consumer & Small Business Banking and Asset & Wealth Management lines of business (see below) and exclude FX revenue recorded in the IB for TSS-related FX activity. TSS firmwide FX revenue, which include FX revenue recorded in TSS and FX revenue associated with TSS customers who are FX customers of the IB, was $96 million for the quarter ended June 30, 2005, and $186 million for the six months ended June 30, 2005.

(h)
Overhead ratios have been calculated based on firmwide revenues and TSS and TS expenses, respectively, including those allocated to certain other lines of business. FX revenues and expenses recorded in the IB for TSS-related FX activity are not included in this ratio.

(i)
Firmwide liability balances include TS’ liability balances recorded in certain lines of business. Liability balances associated with TS customers who are also customers of the Commercial Banking line of business are not included in TS liability balances.

	Three months ended June 30,			Six months ended June 30,
	2005	2004	Change	2005	2004	Change

Treasury Services revenue reported in Commercial Banking	$558	$221	152%	$1,100	$440	150%
Treasury Services revenue reported in other lines of business	74	30	147	151	59	156

ASSET & WEALTH MANAGEMENT

For a discussion of the business profile of AWM, see pages 45–46 of JPMorgan Chase’s 2004 Annual Report.

Selected income statement data(a)	Three months ended June 30,				Six months ended June 30,
(in millions, except ratios)	2005	2004	Change		2005	2004	Change

Revenue
Lending & deposit related fees	$6	$4	50%		$15	$8	88%
Asset management, administration and commissions	994	657	51		1,969	1,329	48
Other income	69	50	38		164	100	64

Noninterest revenue	1,069	711	50		2,148	1,437	49
Net interest income	274	117	134		556	239	133

Total net revenue	1,343	828	62		2,704	1,676	61

Provision for credit losses	(20)	(4)	(400)		(27)	6	NM

Noninterest expense
Compensation expense	509	343	48		1,047	668	57
Noncompensation expense	383	335	14		754	657	15
Amortization of intangibles	25	3	NM		50	5	NM

Total noninterest expense	917	681	35		1,851	1,330	39

Operating earnings before income tax expense	446	151	195		880	340	159
Income tax expense	163	52	213		321	119	170

Operating earnings	$283	$99	186		$559	$221	153

Financial ratios
ROE	47%	7%	4,000	bp	47%	8%	3,900	bp
Overhead ratio	68	82	(1,400)		68	79	(1,100)
Pre-tax margin ratio(b)	33	18	1,500		33	20	1,300

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

(b)
Pre-tax margin represents Operating earnings before income tax expense divided by Total net revenue, which is a comprehensive measure of pre-tax performance and is another basis by which AWM management evaluates its performance and that of its competitors. Pre-tax margin is an effective measure of AWM’s earnings, after all costs are taken into consideration.

Quarterly results
Operating earnings were $283 million, up $184 million from the prior year, due to the Merger and increased revenue, partially offset by higher compensation expense.
Total revenue was $1.3 billion, up $515 million, or 62%. Noninterest revenue, principally fees and commissions, of $1.1 billion was up $358 million due to the Merger, the acquisition of a majority interest in Highbridge Capital Management, LLC, in the fourth quarter of 2004, net asset inflows and global equity market appreciation. Net interest income of $274 million was up $157 million due to higher deposit balances and an improved loan mix.
The provision for credit losses was a benefit of $20 million, an improvement of $16 million, driven by refinements in the data used to estimate the allowance for credit losses and increased recoveries.
Expenses of $917 million increased $236 million, or 35%, reflecting the Merger, the acquisition of Highbridge and increased compensation expense primarily due to higher performance-based incentives, which were driven by improved investment results.
Year-to-date results
Operating earnings were $559 million, up $338 million from the prior year, due to the Merger and increased revenue, partially offset by higher compensation expense.
Total revenue was $2.7 billion, up $1.0 billion, or 61%. Noninterest revenue, principally fees and commissions, of $2.1 billion were up $711 million due to the Merger, the acquisition of a majority interest in Highbridge Capital Management, LLC in the fourth quarter of 2004, net asset inflows and global equity market appreciation. Net interest income of $556 million was up $317 million due to higher deposit and loan balances.
The provision for credit losses was a benefit of $27 million, an improvement of $33 million, driven by refinements in the external data used to estimate the allowance for credit losses and increased recoveries.

Expenses of $1.9 billion increased $521 million, or 39%, reflecting the Merger, the acquisition of Highbridge and increased compensation expense primarily due to higher performance-based incentives.

Selected metrics(a)(b)	Three months ended June 30,				Six months ended June 30,
(in millions, except ratio, headcount and ranking data, and where otherwise noted)	2005	2004	Change		2005	2004	Change

Revenue by client segment
Private bank	$409	$368	11%		$831	$744	12%
Retail	363	269	35		709	534	33
Institutional	313	172	82		635	359	77
Private client services	258	19	NM		529	39	NM

Total net revenue	$1,343	$828	62		$2,704	$1,676	61

Business metrics
Number of:
Client advisors	1,409	629	124%		1,409	629	124%
Brown Co. average daily trades	26,267	28,702	(8)		28,010	32,586	(14)
Retirement plan services participants	1,210,000	844,000	43		1,210,000	844,000	43

Star rankings:(c)
% of customer assets in funds ranked 4 or better	50%	48%	4		50%	48%	4
% of customer assets in funds ranked 3 or better	80%	78%	3		80%	78%	3
Funds quartile ranking (1 year):(d)
% of AUM in 1st and 2nd quartiles	75%	49%	53		75%	49%	53

Selected balance sheet data (average)
Total assets	$42,001	$35,083	20		$40,865	$35,189	16
Loans	26,572	17,620	51		26,465	17,359	52
Deposits(e)	40,774	24,069	69		41,405	23,589	76
Equity	2,400	5,370	(55)		2,400	5,420	(56)

Headcount	12,455	8,690	43		12,455	8,690	43

Credit quality statistics
Net charge-offs (recoveries)	$(2)	$6	NM		$(8)	$61	NM
Nonperforming loans	100	102	(2)		100	102	(2)
Allowance for loan losses	195	76	157		195	76	157
Allowance for lending-related commitments	3	2	50		3	2	50

Net charge-off (recovery) rate	(0.03)%	0.14%	(17	)bp	(0.06)%	0.71%	(77	)bp
Allowance for loan losses to average loans	0.73	0.43	30		0.74	0.44	30
Allowance for loan losses to nonperforming loans	195	75	12,000		195	75	12,000
Nonperforming loans to average loans	0.38	0.58	(20)		0.38	0.59	(21)

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

(b)	For a discussion of selected line of business metrics, see page 94 of this Form 10–Q.

(c)	Derived from Morningstar for the United States; Micropal for the United Kingdom, Luxembourg, Hong Kong and Taiwan; and Nomura for Japan.

(d)	Quartile rankings sourced from Lipper for the United States and Taiwan; Micropal for the United Kingdom, Luxembourg, and Hong Kong; and Nomura for Japan.

(e)	Reflects the transfer of certain consumer deposits from Retail Financial Services to Asset & Wealth Management.

Assets under supervision
Assets under supervision (“AUS”) at June 30, 2005, were $1.1 trillion, up 37% from the prior year, and Assets under management (“AUM”) were $783 billion, up 36% from the prior year. The increases were primarily the result of the Merger, as well as global equity market appreciation, net asset inflows, primarily in equity-related products, and the acquisition of a majority interest in Highbridge Capital Management, LLC. The Firm also has a 43% interest in American Century Companies, Inc., whose AUM totaled $98 billion and $91 billion at June 30, 2005 and 2004, respectively. Custody, brokerage, administration, and deposits were $310 billion, up 40%, primarily due to the Merger, as well as net asset inflows and market appreciation.

ASSETS UNDER SUPERVISION(a)(b)
June 30, (in billions)	2005	2004

Asset class
Liquidity	$223	$152
Fixed income	171	117
Equities & balanced	323	261
Alternatives	66	45

Assets under management	783	575
Custody/brokerage/administration/deposits	310	221

Total Assets under supervision	$1,093	$796

Client segment
Private bank
Assets under management	$135	$139
Custody/brokerage/administration/deposits	165	138

Assets under supervision	300	277
Retail
Assets under management	141	101
Custody/brokerage/administration/deposits	97	80

Assets under supervision	238	181
Institutional
Assets under management	455	328
Custody/brokerage/administration/deposits	3	—

Assets under supervision	458	328
Private client services
Assets under management	52	7
Custody/brokerage/administration/deposits	45	3

Assets under supervision	97	10

Total Assets under supervision	$1,093	$796

Geographic region
Americas
Assets under management	$535	$370
Custody/brokerage/administration/deposits	270	189

Assets under supervision	805	559
International
Assets under management	248	205
Custody/brokerage/administration/deposits	40	32

Assets under supervision	288	237

Total Assets under supervision	$1,093	$796

Memo:
Mutual fund assets:
Liquidity	$174	$117
Fixed income	41	30
Equity, balanced & alternatives	114	74

Total mutual funds assets	$329	$221

	Three months ended June 30,		Six months ended June 30,
Assets under management rollforward	2005	2004	2005	2004

Beginning balance	$790	$589	$791	$561
Liquidity net asset flows	(5)	(7)	(11)	(4)
Fixed income net asset flows	(2)	—	2	(1)
Equity, balanced & alternative net asset flows	8	3	9	10
Market/other impacts(c)	(8)	(10)	(8)	9

Ending balance	$783	$575	$783	$575

Custody/brokerage/administration/deposits rollforward
Beginning balance	$302	$216	$315	$203
Custody / brokerage / administration net asset flows	(1)	3	6	9
Market/other impacts	9	2	(11)	9

Ending balance	$310	$221	$310	$221

Assets under supervision rollforward
Beginning balance	$1,092	$805	$1,106	$764
Net asset flows	—	(1)	6	14
Market/other impacts(c)	1	(8)	(19)	18

Ending balance	$1,093	$796	$1,093	$796

(a)	Excludes Assets under management of American Century.

(b)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

(c)	Includes AWM’s strategic decision to exit the Institutional Fiduciary business in the second quarter of 2005 ($12 billion).

CORPORATE

For a discussion of the business profile of Corporate, see pages 47–48 of JPMorgan Chase’s 2004 Annual Report.

SELECTED INCOME STATEMENT DATA	Three months ended June 30,(a)(b)			Six months ended June 30,(a)(b)
(in millions)	2005	2004	Change	2005	2004	Change

Revenue
Securities/private equity gains (losses)	$310	$436	(29)%	$180	$855	(79)%
Other income	87	104	(16)	135	146	(8)

Noninterest revenue	397	540	(26)	315	1,001	(69)
Net interest income	(763)	20	NM	(1,440)	(23)	NM

Total net revenue	(366)	560	NM	(1,125)	978	NM

Provision for credit losses	1	(27)	NM	(3)	(109)	97

Noninterest expense
Compensation expense	772	462	67	1,546	978	58
Noncompensation expense	1,042	857	22	2,038	1,727	18

Subtotal	1,814	1,319	38	3,584	2,705	32
Net expenses allocated to other businesses	(1,337)	(1,186)	(13)	(2,672)	(2,370)	(13)

Total noninterest expense	477	133	259	912	335	172

Operating earnings before income tax expense	(844)	454	NM	(2,034)	752	NM
Income tax expense (benefit)	(358)	129	NM	(861)	176	NM

Operating earnings (loss)	$(486)	$325	NM	$(1,173)	$576	NM

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

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

Quarterly results
Operating earnings were a loss of $486 million, down from $325 million in the prior year.
Net revenues of negative $366 million were down $926 million from the prior year. Net interest income was negative $763 million compared to $20 million in the prior year. The decline was driven primarily by actions and policies adopted in conjunction with the Merger and the repositioning of the Treasury portfolio. Noninterest revenue of $397 million declined $143 million and included private equity gains of $300 million, a decrease of $92 million from the prior year.
Noninterest expenses were $477 million, up $344 million from the prior year, primarily due to the Merger, partially offset by Merger-related saves, expense efficiencies and further refinements to certain cost allocation methodologies in order to provide consistency in reporting across business segments.
Year-to-date results
Operating earnings were a loss of $1.2 billion, down from earnings of $576 million in the prior year.
Net revenues of negative $1.1 billion were down $2.1 billion from the prior year. Noninterest revenue of $315 million declined $686 million and included securities losses in the Treasury portfolio of $912 million. These losses were the result of repositioning the portfolio to manage exposure to rising interest rates. Private Equity gains were $1.1 billion, an increase of $401 million from the prior year. Net interest income was negative $1.4 billion compared to negative $23 million in the prior year. The decline was driven primarily by actions and policies adopted in conjunction with the Merger and the repositioning of the Treasury portfolio.
Noninterest expenses were $912 million, up $577 million from the prior year, primarily due to the Merger, partially offset by Merger-related saves, expense efficiencies and further refinements to certain cost allocation methodologies in order to provide consistency in reporting across business segments.
On September 15, 2004, JPMorgan Chase and IBM announced the Firm’s plans to reintegrate the portions of its technology infrastructure — including data centers, help desks, distributed computing, data networks and voice networks — that were previously outsourced to IBM. In January 2005, approximately 3,100 employees and 800 contract employees were transferred to the Firm.

Selected metrics(a)	Three months ended June 30,			Six months ended June 30,
(in millions)	2005	2004	Change	2005	2004	Change

Selected average balance sheet
Short-term investments(b)	$16,779	$9,903	69%	$14,982	$6,248	140%
Investment portfolio(c)	50,751	58,043	(13)	62,707	58,240	8
Goodwill(d)	43,524	342	NM	43,415	344	NM
Total assets	159,160	125,122	27	168,572	122,697	37

Headcount	28,114	12,928	117	28,114	12,928	117

Treasury
Securities gains (losses)(e)	$6	$41	(85)	$(912)	$161	NM
Investment portfolio (average)	43,652	51,509	(15)	54,588	51,044	7
Investment portfolio (ending)	34,319	49,133	(30)	34,319	49,133	(30)

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

(b)	Represents Federal funds sold, Securities borrowed, Trading assets – debt and equity instruments, and Trading assets – derivative receivables.

(c)	Represents investment securities and private equity investments.

(d)	Effective with the third quarter of 2004, all goodwill is allocated to the Corporate line of business. Prior to the third quarter of 2004, goodwill was allocated to the various lines of business.

(e)
Losses in the first quarter of 2005 were primarily due to the sale of $20 billion of investment securities during the month of March 2005. Excludes gains/losses on securities used to manage risk associated with MSRs.

Selected income statement and balance sheet data – Private equity
	Three months ended June 30,(a)			Six months ended June 30,(a)

(in millions)	2005	2004	Change	2005	2004	Change

Private equity gains (losses)
Direct investments
Realized gains	$555	$402	38%	$1,188	$704	69%
Write-ups / (write-downs)	(133)	(27)	(393)	73	(50)	NM
Mark-to-market gains (losses)	(153)	(1)	NM	(242)	24	NM

Total direct investments	269	374	(28)	1,019	678	50
Third-party fund investments	31	18	72	70	10	NM

Total private equity gains (losses)	300	392	(23)	1,089	688	58
Other income	11	11	—	16	23	(30)
Net interest income	(56)	(53)	(6)	(106)	(112)	5

Total net revenue	255	350	(27)	999	599	67
Total noninterest expense	66	67	(1)	128	136	(6)

Operating earnings before income tax expense	189	283	(33)	871	463	88
Income tax expense	67	96	(30)	312	160	95

Operating earnings	$122	$187	(35)	$559	$303	84

Private equity portfolio information(b)
Direct investments	June 30, 2005	December 31, 2004	Change

Publicly-held securities
Carrying value	$761	$1,170	(35)%
Cost	580	744	(22)
Quoted public value	1,082	1,758	(38)

Privately-held direct securities
Carrying value	5,037	5,686	(11)
Cost	6,362	7,178	(11)

Third-party fund investments(c)
Carrying value	552	641	(14)
Cost	921	1,042	(12)

Total private equity portfolio
Carrying value	$6,350	$7,497	(15)
Cost	$7,863	$8,964	(12)

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

(b)	For further information on the Firm’s policies regarding the valuation of the private equity portfolio, see Note 9 on pages 98–100 of JPMorgan Chase’s 2004 Annual Report.

(c)	Unfunded commitments to private third-party equity funds were $434 million and $563 million at June 30, 2005, and December 31, 2004, respectively.
The carrying value of the Private Equity portfolio at June 30, 2005 was $6.4 billion, a decrease of $1.1 billion from December 31, 2004. The decrease was primarily the result of sales of investments, consistent with management’s intention to reduce over time the capital committed to private equity.

BALANCE SHEET ANALYSIS

Selected balance sheet data (in millions)	June 30, 2005	December 31, 2004

Assets
Cash and due from banks	$35,092	$35,168
Deposits with banks and Federal funds sold	10,440	28,958
Securities purchased under resale agreements and Securities borrowed	187,882	141,504
Trading assets – debt and equity instruments	235,803	222,832
Trading assets – derivative receivables	55,015	65,982
Securities:
Available-for-sale	58,481	94,402
Held-to-maturity	92	110
Loans, net of allowance	409,231	394,794
Other receivables	37,876	31,086
Goodwill and other intangible assets	57,410	57,887
All other assets	83,961	84,525

Total assets	$1,171,283	$1,157,248

Liabilities
Deposits	$534,640	$521,456
Securities sold under repurchase agreements and securities lent	128,743	112,347
Trading liabilities – debt and equity instruments	83,011	87,942
Trading liabilities – derivative payables	51,269	63,265
Long-term debt and capital securities	113,180	105,718
All other liabilities	155,055	160,867

Total liabilities	1,065,898	1,051,595
Stockholders’ equity	105,385	105,653

Total liabilities and stockholders’ equity	$1,171,283	$1,157,248

Balance sheet overview
At June 30, 2005, the Firm’s total assets were $1.2 trillion, an increase of $14.0 billion, or 1%, from December 31, 2004. Growth was primarily in securities purchased under resale agreements and securities borrowed, wholesale loans and debt and equity trading assets, partially offset by declines in available-for-sale (“AFS”) securities, deposits with banks and federal funds sold, and derivative receivables trading assets.
At June 30, 2005, the Firm’s total liabilities were $1.1 trillion, an increase of $14.3 billion, or 1%, from December 31, 2004. Growth was primarily driven by U.S. noninterest-bearing deposits, securities sold under repurchase agreements and securities lent, and long-term debt and capital debt securities. This growth was partially offset by a decline in derivative payables and debt and equity trading liabilities.
Trading assets and liabilities – debt and equity instruments
The Firm’s debt and equity trading instruments consist primarily of fixed income securities (including government and corporate debt) and cash equity and convertible instruments used for both market-making and proprietary risk taking activities. The increase in assets over December 31, 2004, was primarily due to growth in client-driven market-making activities across interest rate, credit and equity markets, as well as an increase in proprietary trading activities. For additional information, refer to Note 3 on page 70 of this Form 10–Q.
Trading assets and liabilities – derivative receivables and payables
The Firm uses various interest rate, foreign exchange, equity, credit and commodity derivatives for market-making, proprietary risk-taking and risk management purposes. The decline from year-end 2004 was primarily due to appreciation of the dollar. For additional information, refer to Credit risk management and Note 3 on pages 48–58 and 70, respectively, of this Form 10–Q.
Securities
The AFS portfolio declined $35.9 billion from 2004 year-end, primarily due to security sales as a result of management’s decision to reposition the investment portfolio to manage exposure to rising interest rates. For additional information related to securities, refer to Note 8 on pages 73–74 of this Form 10–Q.
Loans
The $14 billion increase in loans was primarily due to a $15 billion increase in the wholesale portfolio, partially offset by a $1 billion decrease in consumer loans. The increase in Wholesale loans was primarily from the IB, reflecting higher balances of loans held-for-sale (“HFS”) related to securitization and syndication activities, and to a lesser extent, growth in the Middle Market segment of Commercial Banking. Wholesale HFS loans were $17.9 billion as of June 30, 2005, compared to $7.7 billion as of December 31, 2004. For a more detailed discussion of the loan portfolio and the Allowance for loan losses, refer to Credit risk management on pages 48–58 of this Form 10–Q.

Goodwill and other intangible assets
The $477 million decline in Goodwill and other intangible assets was primarily the result of the amortization of purchased credit card relationships and core deposit intangibles. Partially offsetting the decline was an increase in goodwill resulting from the Cazenove joint venture and Vastera acquisition. For additional information, see Note 14 on pages 81–83 of this Form 10–Q.
Deposits
Deposits increased by 3% from December 31, 2004. Retail deposits increased, reflecting new account acquisition growth and the ongoing expansion of the branch distribution network. Wholesale deposits were higher, driven by growth in business volumes. For more information on deposits, refer to the RFS segment discussion and the Liquidity risk management discussion on pages 20–27 and 45–47, respectively, of this Form 10–Q. For more information on liability balances, refer to the CB and TSS segment discussions on pages 30–31 and 32–34, respectively, of this Form 10–Q.
Long-term debt and capital securities
Long-term debt and capital securities increased by $7.5 billion, or 7%, from December 31, 2004, primarily due to net new debt issuances. For additional information on the Firm’s long-term debt activity, see the Liquidity risk management discussion on pages 45–47 of this Form 10–Q.
Stockholders’ equity
Total stockholders’ equity decreased $268 million from year-end 2004, to $105.4 billion at June 30, 2005. Net income for the first half of 2005 was more than offset by cash dividends and stock repurchases. Additionally, $200 million of preferred stock was redeemed in the first half of 2005. For a further discussion of capital, see the Capital management section that follows.

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
For performance management purposes, the Firm does not allocate goodwill to the lines of business because it believes that the accounting-driven allocation of goodwill could distort assessments of relative returns. In management’s view, this approach fosters better comparison of returns among the lines of business, as well as a better comparison of line of business returns with external peers. The Firm assigns an amount of equity capital equal to the then current book value of the Firm’s goodwill to the Corporate segment. The return on invested capital related to the Firm’s goodwill assets is managed within the Corporate segment. In accordance with SFAS 142, the Firm allocates goodwill to the lines of business based on the underlying fair values of the businesses and then performs the required impairment testing. For a further discussion of goodwill and impairment testing, see Note 14 on pages 81–83 of this Form 10–Q, and Critical accounting estimates on page 79 of JPMorgan Chase’s 2004 Annual Report.
The current methodology used to assign line of business equity is not comparable to equity assigned to the lines of business prior to July 1, 2004. The increase in average common equity in the table below from 2004 was primarily attributable to the Merger.

(in billions)	Quarterly Averages
Line of business equity(a)	2Q05	2Q04

Investment Bank	$20.0	$14.0
Retail Financial Services	13.3	5.0
Card Services	11.8	3.3
Commercial Banking	3.4	0.7
Treasury & Securities Services	1.9	3.2
Asset & Wealth Management	2.4	5.4
Corporate(b)	52.5	15.3

Total common stockholders’ equity	$105.3	$46.9

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

(b)	Second quarter of 2005 includes $43.5 billion of equity to offset goodwill and $9.0 billion of equity primarily related to Treasury, Private Equity and the Corporate Pension Plan.

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

(in billions)	Quarterly Averages
Economic risk capital(a)	2Q05	2Q04

Credit risk	$23.2	$8.2
Market risk	9.6	5.8
Operational risk	5.6	3.2
Business risk	2.1	1.7
Private equity risk	3.9	4.2

Economic risk capital	44.4	23.1
Goodwill	43.5	8.7
Other(b)	17.4	15.1

Total common stockholders’ equity	$105.3	$46.9

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

(b)	Additional capital required to meet internal regulatory/debt rating objectives.
Regulatory Capital
The Firm’s federal banking regulator, the Federal Reserve Board (“FRB”), establishes capital requirements, including well-capitalized standards for the consolidated financial holding company. The Office of the Comptroller of the Currency (“OCC”) establishes similar capital requirements and standards for the Firm’s national banks, including JPMorgan Chase Bank and Chase Bank USA, National Association.
On March 1, 2005, the FRB issued a final rule, which became effective April 11, 2005, that continues the inclusion of trust preferred securities in Tier 1 capital, subject to stricter quantitative limits and revised qualitative standards. The rule provides for a five-year transition period. As an internationally active bank holding company, JPMorgan Chase is subject to the rule’s limitation on restricted core capital elements, including trust preferred securities, to 15% of total core capital elements, net of goodwill less any associated deferred tax liability. At June 30, 2005, JPMorgan Chase’s restricted core capital elements were 17.1% of total core capital elements. JPMorgan Chase expects to be in compliance with the 15% limit by the March 31, 2009 implementation date.
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
The following tables show that JPMorgan Chase maintained a well-capitalized position based on Tier 1 and Total capital ratios at June 30, 2005, and December 31, 2004.

	Tier 1	Total	Risk-weighted	Adjusted average	Tier 1	Total	Tier 1
(in millions, except ratios)	capital	capital	assets(b)	assets(c)	capital ratio	capital ratio	leverage ratio

June 30, 2005
JPMorgan Chase & Co.(a)	$69,782	$96,089	$850,241	$1,123,609	8.2%	11.3%	6.2%
JPMorgan Chase Bank, N.A.	57,747	79,926	719,344	944,727	8.0	11.1	6.1
Chase Bank USA, N.A.	9,416	11,883	86,633	74,662	10.9	13.7	12.6

December 31, 2004
JPMorgan Chase & Co.(a)	$68,621	$96,807	$791,373	$1,102,456	8.7%	12.2%	6.2%
JPMorgan Chase Bank, N.A.	55,489	78,478	670,295	922,877	8.3	11.7	6.0
Chase Bank USA, N.A.	8,726	11,186	86,955	71,797	10.0	12.9	12.2

Well capitalized ratios(d)					6.0%	10.0%	5.0	%(e)
Minimum capital ratios(d)					4.0	8.0	3.0	(f)

(a)
Assets and capital amounts for JPMorgan Chase’s banking subsidiaries include intercompany transactions, whereas the respective amounts for JPMorgan Chase reflect the elimination of intercompany transactions.

(b)
Includes off–balance sheet risk-weighted assets in the amounts of $274.6 billion, $254.6 billion and $15.1 billion, respectively at June 30, 2005, and $250.3 billion, $229.6 billion and $15.5 billion, respectively, at December 31, 2004.

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
Tier 1 capital was $69.8 billion at June 30, 2005, compared with $68.6 billion at December 31, 2004, an increase of $1.2 billion. The increase was primarily due to net income of $3.3 billion, $1.5 billion of additional qualifying trust preferred securities and net common stock issued under employee plans of $872 million. Offsetting these increases were dividends declared of $2.4 billion, common share repurchases of $1.9 billion, an increase in the deduction for goodwill of $334 million and the redemption of $200 million of preferred stock.
Dividends
The Firm’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain an adequate capital level and alternative investment opportunities. In the second quarter of 2005, JPMorgan Chase declared a quarterly cash dividend on its common stock of $0.34 per share, payable July 31, 2005, to stockholders of record at the close of business on July 6, 2005. The Firm has targeted a common stock dividend payout ratio of approximately 30%-40% of the Firm’s operating earnings over time.
Stock repurchases
On July 20, 2004, the Board of Directors approved an initial stock repurchase program in the aggregate amount of $6.0 billion. This amount includes shares to be repurchased to offset issuances under the Firm’s employee stock-based plans. The actual amount of shares repurchased will be subject to various factors, including market conditions; legal considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account goodwill and intangibles); internal capital generation; and alternative potential investment opportunities. Under the stock repurchase program, the Firm repurchased 16.8 million shares and 52.8 million shares for $594 million and $1.9 billion at an average price per share of $35.32 and $36.17 for the three and six months ended June 30, 2005, respectively. The Firm did not repurchase any shares of its common stock during the first half of 2004. As of June 30, 2005, $3.4 billion authorized repurchase capacity remains. For additional information regarding repurchases of the Firm’s equity securities, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, on page 96 of this Form 10–Q.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

Special-purpose entities
JPMorgan Chase is involved with several types of off-balance sheet arrangements including special purpose entities (“SPEs”), lines of credit and loan commitments. The principal uses of SPEs are to obtain sources of liquidity for JPMorgan Chase and its clients by securitizing their respective financial assets, and to create investment products for clients. These arrangements are an important part of the financial markets, providing market liquidity by facilitating investors’ access to specific portfolios of assets and risks.
JPMorgan Chase is involved with SPEs in three broad categories of transactions: loan securitizations, multi-seller conduits and client intermediation. Capital is held, as appropriate, against all SPE-related transactions and related exposures, such as derivative transactions and lending-related commitments. For a further discussion of SPEs and the Firm’s accounting for them, see Note 12 on pages 76–79 and Note 13 on pages 79–80 of this Form 10–Q, and Off-balance sheet arrangements and contractual cash obligations on pages 52–53, Note 1 on page 88, Note 13 on pages 103–106 and Note 14 on pages 106–109 of JPMorgan Chase’s 2004 Annual Report.
For certain liquidity commitments to SPEs, the Firm could be required to provide funding if the credit rating of JPMorgan Chase Bank were downgraded below specific levels, primarily P-1, A-1 and F1 for Moody’s, Standard & Poor’s and Fitch, respectively. The amount of these liquidity commitments was $72.6 billion and $79.4 billion at June 30, 2005, and December 31, 2004, respectively. Alternatively, if JPMorgan Chase Bank were downgraded, the Firm could be replaced by another liquidity provider in lieu of funding under the liquidity commitment, or, in certain circumstances, could facilitate the sale or refinancing of the assets in the SPE in order to provide liquidity.
Of the $72.6 billion of liquidity commitments to SPEs at June 30, 2005, $45.2 billion was included in the Firm’s total other unfunded commitments to extend credit, included in the table below. Of the $79.4 billion of liquidity commitments to SPEs at December 31, 2004, $47.7 billion was included in the Firm’s total other unfunded commitments to extend credit. As a result of the Firm’s consolidation of multi-seller conduits in accordance with FIN 46R, $27.4 billion of the June 30, 2005, commitments were excluded from the table, as the underlying assets of the SPEs have been included on the Firm’s Consolidated balance sheets; this compares with $31.7 billion of commitments that were excluded at December 31, 2004.

The following table summarizes certain revenue information related to variable interest entities (“VIEs”) with which the Firm has significant involvement, and qualifying SPEs (“QSPEs”). For a further discussion of VIEs and QSPEs, see Note 1 on page 88 of JPMorgan Chase’s 2004 Annual Report. The revenue reported in the table below primarily represents servicing and custodial fee income.
Revenue from VIEs and QSPEs

	Three months ended June 30,(a)			Six months ended June 30,(a)
(in millions)	VIEs(b)	QSPEs	Total	VIEs(b)	QSPEs	Total

2005	$53	$388	$441	$110	$792	$902
2004	20	290	310	43	555	598

(a)	2005 activity includes six months of combined Firm’s activity, while 2004 reflects the results of heritage JPMorgan Chase only.

(b)	Includes VIE-related revenue (i.e., revenue associated with consolidated and significant interests in nonconsolidated VIEs).
The Firm also has exposure to certain SPEs arising from derivative transactions; these transactions are recorded at fair value on the Firm’s Consolidated balance sheets, with changes in fair value (i.e., mark-to-market (“MTM”) gains and losses) recorded in Trading revenue. Such MTM gains and losses are not included in the revenue amounts reported in the table above.
The accompanying table summarizes JPMorgan Chase’s off–balance sheet lending-related financial instruments by remaining maturity, at June 30, 2005.

						Dec. 31,
Off–balance sheet lending-related financial instruments	June 30, 2005					2004
By remaining maturity	Under	1–3	3–5	After
(in millions)	1 year	years	years	5 years	Total	Total

Consumer	$557,692	$3,998	$3,931	$42,792	$608,413	$601,196
Wholesale:
Other unfunded commitments to extend credit(a)(b)	92,078	66,297	59,571	14,676	232,622	225,152
Standby letters of credit and guarantees(a)(c)	28,552	19,611	21,598	5,073	74,834	78,084
Other letters of credit(a)	3,494	2,846	219	19	6,578	6,163

Total wholesale	124,124	88,754	81,388	19,768	314,034	309,399

Total off–balance sheet lending-related financial instruments	$681,816	$92,752	$85,319	$62,560	$922,447	$910,595

(a)	Represents contractual amount net of risk participations totaling $27.0 billion at June 30, 2005, and $26.4 billion at December 31, 2004.

(b)
Includes unused advised lines of credit totaling $23.6 billion at June 30, 2005, and $22.8 billion at December 31, 2004, which are not legally binding. In regulatory filings with the FRB, unused advised lines are not reportable.

(c)	Includes unused commitments to issue standby letters of credit of $34.8 billion at June 30, 2005, and $38.4 billion at December 31, 2004.

RISK MANAGEMENT

Risk is an inherent part of JPMorgan Chase’s business activities. The Firm’s risk management framework and governance structure is intended to provide comprehensive controls and ongoing management of its major risks. In addition, this framework recognizes the diversity among the Firm’s core businesses, which helps reduce the impact of volatility in any particular area on the Firm’s operating results as a whole. There are seven major risk types identified in the business activities of the Firm: liquidity risk, credit risk, market risk, operational risk, legal and reputation risk, fiduciary risk, and principal risk.
For a further discussion of these risks see pages 54–76 of JPMorgan Chase’s 2004 Annual Report.

LIQUIDITY RISK MANAGEMENT

The following discussion of JPMorgan Chase’s liquidity management framework highlights developments since December 31, 2004, and should be read in conjunction with pages 55–56 of JPMorgan Chase’s 2004 Annual Report. Liquidity risk arises from the general funding needs of the Firm’s activities and in the management of its assets and liabilities. JPMorgan Chase’s liquidity management framework is intended to maximize liquidity access and minimize funding costs. Through active liquidity management, the Firm seeks to preserve stable, reliable and cost-effective sources of funding. This enables the Firm to replace maturing obligations when due and fund assets at appropriate maturities and rates in all market environments. To accomplish this, management uses a variety of liquidity risk measures that take into consideration market conditions, prevailing interest rates, liquidity needs and the desired maturity profile of liabilities. JPMorgan Chase uses its funding to service debt obligations, pay dividends to its stockholders, support organic growth, fund acquisitions and repurchase its shares in the market or otherwise.

Funding
Sources of funds
Consistent with its liquidity management policy, the Firm has raised funds at the parent holding company sufficient to cover obligations maturing over the next 12 months. Long-term funding needs for the parent holding company over the next several quarters are expected to be consistent with prior periods.
As of June 30, 2005, the Firm’s liquidity position remains strong, based on all of its liquidity metrics. JPMorgan Chase’s long dated funding, including core deposits, exceeds illiquid assets, and the Firm believes its obligations can be met if access to funding is impaired.
The diversity of the Firm’s funding sources enhances financial flexibility and limits dependence on any one source, thereby minimizing the cost of funds. A stable and consistent source of funding for JPMorgan Chase Bank is provided by its RFS, CB and TSS deposit base. As of June 30, 2005, total deposits for the Firm were $534.6 billion, which represents 66% of the Firm’s funding liabilities. A significant portion of the Firm’s retail deposits are core deposits, which are less sensitive to interest rate changes and therefore are considered more stable than market-based deposits. Core deposits include all U.S. deposits insured by the FDIC, up to the legal limit of $100,000 per depositor. Throughout the first half of 2005, core deposits remained at approximately the same level as at the 2004 year-end. In addition to core deposits, the Firm benefits from substantial, geographically diverse corporate liability balances originated by TSS and CB through the normal course of business. These franchise-generated liability balances are also a stable and consistent source of funding due to the nature of the businesses from which they are generated. For a further discussion of deposit and liability balance trends, see Business Segment Results and Balance Sheet Analysis on pages 14–40 and 41–42 of this Form 10–Q.
Additional sources of funds include a variety of both short- and long-term instruments, including federal funds purchased, commercial paper, bank notes, medium- and long-term debt, and capital securities. This funding is managed centrally, using regional expertise and local market access, to ensure active participation in the global financial markets while maintaining consistent global pricing. These markets serve as a cost-effective and diversified source of funds and are a critical component of the Firm’s liquidity management. Decisions concerning the timing and tenor of accessing these markets are based on relative costs, general market conditions, prospective views of balance sheet growth and a targeted liquidity profile.
Finally, funding flexibility is provided by the Firm’s ability to access the repo and asset securitization markets. These markets are evaluated on an ongoing basis to achieve an appropriate balance of secured and unsecured funding. The ability to securitize loans, and the associated gains on those securitizations, are principally dependent on the credit quality and yields of the assets securitized and are generally not dependent on the credit ratings of the issuing entity. Transactions between the Firm and its securitization structures are reflected in JPMorgan Chase’s consolidated financial statements; these relationships include retained interests in securitization trusts, liquidity facilities and derivative transactions. For further details, see Notes 12 and 13 on pages 76–79 and 79–80, respectively, of this Form 10–Q.
Issuance
Corporate credit spreads widened in the second quarter of 2005 from the historically tight levels reached earlier in the year. In April and May, liquidity in the markets decreased, and credit spreads were volatile, as name- and sector-specific credit events influenced the market. During this period, the Firm accessed less volatile retail and foreign currency markets to achieve better pricing versus U.S. institutional opportunities and benefited from incremental diversification. U.S. Corporate market conditions and investor appetite for debt improved in June, lending stability to the primary and secondary markets, and credit spreads tightened to levels consistent with those earlier in the quarter.
During the second quarter of 2005, JPMorgan Chase issued approximately $7.3 billion of long-term debt and capital securities. These issuances were partially offset by $4.1 billion of long-term debt and capital securities that matured or were redeemed. In addition, during the second quarter of 2005 the Firm securitized approximately $2.7 billion of residential mortgage loans, $4.9 billion of credit card loans and $2.3 billion of automobile loans, resulting in pre-tax gains on securitizations of $10 million, $33 million and $10 million, respectively. During the first half of 2005, JPMorgan Chase issued approximately $23.1 billion of long-term debt and capital securities. These issuances were partially offset by $14.0 billion of long-term debt and capital securities that matured or were redeemed. In addition, during the first half of 2005, the Firm securitized approximately $6.3 billion of residential mortgage loans, $5.3 billion of credit card loans and $2.3 billion of automobile loans, resulting in pre-tax gains on securitizations of $20 million, $35 million and $10 million, respectively. For a further discussion of loan securitizations, see Note 12 on pages 76–79 of this Form 10–Q.

Credit ratings
The credit ratings of JPMorgan Chase’s parent holding company and each of its significant banking subsidiaries were, as of June 30, 2005, as follows:

	Short-term debt			Senior long-term debt
	Moody's	S&P	Fitch	Moody's	S&P	Fitch

JPMorgan Chase & Co.	P-1	A-1	F1	Aa3	A+	A+
JPMorgan Chase Bank, N.A.	P-1	A-1+	F1+	Aa2	AA-	A+
Chase Bank USA, N.A.	P-1	A-1+	F1+	Aa2	AA-	A+

The Firm’s principal insurance subsidiaries had the following financial strength ratings as of June 30, 2005:

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
If the Firm’s ratings were downgraded by one notch, the Firm estimates the incremental cost of funds and the potential loss of funding to be negligible. Additionally, the Firm estimates the additional funding requirements for VIEs and other third-party commitments would not be material. In the current environment, the Firm believes a downgrade is unlikely. For additional information on the impact of a credit ratings downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements, see Off–balance Sheet Arrangements on pages 44–45 and Ratings profile of derivative receivables mark-to-market (“MTM”) on page 52 of this Form 10–Q.

CREDIT RISK MANAGEMENT

The following discussion of JPMorgan Chase’s credit portfolio as of June 30, 2005, highlights developments since December 31, 2004, and should be read in conjunction with pages 57–69, page 77 and Notes 11, 12, 27 and 28 of JPMorgan Chase’s 2004 Annual Report.
The Firm assesses its consumer credit exposure on a managed basis, which includes credit card securitizations. For a reconciliation of the Provision for credit losses on a reported basis to operating, or managed, basis, see pages 10–14 of this Form 10–Q.

CREDIT PORTFOLIO

The following table presents JPMorgan Chase’s credit portfolio as of June 30, 2005, and December 31, 2004. Total wholesale credit exposure at June 30, 2005, increased $4.4 billion from December 31, 2004, while total consumer credit exposure (Retail Financial Services and Card Services) increased $4.6 billion from year-end 2004.
Wholesale and consumer credit portfolio

	Credit exposure		Nonperforming assets(o)(p)
(in millions, except ratios)	June 30, 2005	Dec. 31, 2004	June 30, 2005		Dec. 31, 2004

Wholesale(a)
Loans – reported(b)(c)(d)	$149,588	$135,067	$1,251		$1,574
Derivative receivables(e)	55,015	65,982	234		241
Interests in purchased receivables	27,887	31,722	—		—

Total wholesale credit-related assets	232,490	232,771	1,485		1,815
Lending-related commitments(f)(g)	314,034	309,399	NA		NA

Total wholesale credit exposure	$546,524	$542,170	$1,485		$1,815

Consumer
Loans – reported(b)(h)(i)	$266,437	$267,047	$1,141	(q)	$1,169	(q)
Loans – securitized(i)(j)	68,808	70,795	—		—

Total managed consumer loans	335,245	337,842	1,141		1,169
Lending-related commitments	608,413	601,196	NA		NA

Total consumer credit exposure	$943,658	$939,038	$1,141		$1,169

Total credit portfolio
Loans – reported(b)(k)	$416,025	$402,114	$2,392		$2,743
Loans – securitized	68,808	70,795	—		—

Total managed loans	484,833	472,909	2,392		2,743
Derivative receivables	55,015	65,982	234		241
Interests in purchased receivables	27,887	31,722	—		—

Total managed credit-related assets	567,735	570,613	2,626		2,984
Wholesale lending-related commitments	314,034	309,399	NA		NA
Consumer lending-related commitments	608,413	601,196	NA		NA
Assets acquired in loan satisfactions(l)	NA	NA	206	(q)	247	(q)

Total credit portfolio	$1,490,182	$1,481,208	$2,832		$3,231

Purchased held-for-sale wholesale loans(m)	$378	$351	$378		$351
Credit derivative hedges notional(n)	(33,329)	(37,200)	(17)		(15)
Collateral held against derivatives	(9,340)	(9,301)	NA		NA

	Three months ended June 30,(r)				Six months ended June 30,(r)
	Net charge-offs		Net charge-off rate		Net charge-offs		Net charge-off rate
(in millions, except ratios)	2005	2004	2005	2004	2005	2004	2005	2004

Wholesale(a)
Loans – reported(c)	$(52)	$53	(0.17)%	0.29%	$(61)	$142	(0.10)%	0.39%
Derivative receivables	NA	NA	NA	NA	NA	NA	NA	NA
Interests in purchased receivables	NA	NA	NA	NA	NA	NA	NA	NA

Total wholesale credit-related assets	(52)	53	(0.17)	0.29	(61)	142	(0.10)	0.39
Lending-related commitments	NA	NA	NA	NA	NA	NA	NA	NA

Total wholesale credit exposure	$(52)	$53	(0.17)%	0.29%	$(61)	$142	(0.10)%	0.39%

Consumer
Loans – reported(h)	$825	$339	1.32%	1.05%	$1,650	$694	1.34%	1.10%
Loans – securitized	930	486	5.48	5.74	1,847	959	5.42	5.63

Total managed consumer loans	1,755	825	2.21	2.03	3,497	1,653	2.22	2.07
Lending-related commitments	NA	NA	NA	NA	NA	NA	NA	NA

Total consumer credit exposure	$1,755	$825	2.21%	2.03%	$3,497	$1,653	2.22%	2.07%

Total credit portfolio
Loans – reported	$773	$392	0.83%	0.77%	$1,589	$836	0.86%	0.84%
Loans – securitized	930	486	5.48	5.74	1,847	959	5.42	5.63

Total managed loans	$1,703	$878	1.55%	1.48%	$3,436	$1,795	1.57%	1.54%

(a)	Includes Investment Bank, Commercial Banking, Treasury & Securities Services and Asset & Wealth Management.

(b)	Amounts are presented gross of the Allowance for loan losses.

(c)
Net charge-off rates exclude wholesale loans HFS of $17.9 billion and $5.2 billion as of June 30, 2005 and 2004, respectively, and average wholesale loans HFS of $13.0 billion and $5.2 billion for the six months ended June 30, 2005 and 2004, respectively.

(d)	Wholesale loans past-due 90 days and over and accruing were $8 million at both June 30, 2005, and December 31, 2004.

(e)
The Firm also views its credit exposure on an economic basis. For derivative receivables, economic credit exposure is the three-year average of a measure known as Average exposure (which is the expected MTM value of derivative receivables at future time periods, including the benefit of collateral). Average exposure was $37 billion and $38 billion at June 30, 2005, and December 31, 2004, respectively. See pages 51–54 of this Form 10–Q, and pages 62–65 of JPMorgan Chase’s 2004 Annual Report, for a further discussion of the Firm’s derivative receivables.

(f)
The Firm also views its credit exposure on an economic basis. For lending-related commitments, economic credit exposure is represented by a “loan equivalent” amount, which is the portion of the unused commitment or other contingent exposure that is expected, based on average portfolio historical experience, to become outstanding in the event of a default by the obligor. Loan equivalents were $167 billion and $162 billion at June 30, 2005, and December 31, 2004, respectively. See page 54 of this Form 10–Q for a further discussion of this measure.

(g)
Includes unused advised lines of credit totaling $23.6 billion and $22.8 billion at June 30, 2005, and December 31, 2004, respectively, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable.

(h)
Net charge-off rates exclude average HFS retail loans in the amount of $14.6 billion and $15.6 billion for the three months ended June 30, 2005 and 2004, respectively, and $15.2 billion and $15.5 billion for the six months ended June 30, 2005 and 2004, respectively. Card Services has no average held-for-sale loans.

(i)
Past-due loans 90 days and over and accruing include credit card receivables of $1.0 billion and $1.0 billion, and related credit card securitizations of $1.1 billion and $1.3 billion at June 30, 2005, and December 31, 2004, respectively.

(j)	Represents securitized credit card receivables. For a further discussion of credit card securitizations, see Card Services on pages 27–29 of this Form 10–Q.

(k)	Loans are presented net of unearned income of $3.3 billion and $4.1 billion at June 30, 2005, and December 31, 2004, respectively.

(l)
At June 30, 2005, and December 31, 2004, includes $19 million and $23 million, respectively, of wholesale assets acquired in loan satisfactions, and $187 million and $224 million, respectively, of consumer assets acquired in loan satisfactions.

(m)	Represents distressed wholesale loans purchased as part of IB’s proprietary investing activities.

(n)
Represents the net notional amount of protection bought and sold of single-name and portfolio credit derivatives used to manage the credit risk of wholesale credit exposure; these derivatives do not qualify for hedge accounting under SFAS 133.

(o)	Excludes purchased HFS wholesale loans.

(p)
Nonperforming assets include wholesale HFS loans of $2 million at both June 30, 2005, and December 31, 2004, and consumer HFS loans of $26 million and $13 million at June 30, 2005, and December 31, 2004, respectively. HFS loans are carried at the lower of cost or market, and declines in value are recorded in Other income.

(q)
Excludes nonperforming assets related to loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by government agencies of $1.0 billion and $1.5 billion for June 30, 2005, and December 31, 2004, respectively. These amounts are excluded, as reimbursement is proceeding normally.

(r)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

NA–	Not applicable.

WHOLESALE CREDIT PORTFOLIO

As of June 30, 2005, wholesale exposure increased $4.4 billion from December 31, 2004. Increases in loans and lending-related commitments of $15 billion and $5 billion, respectively, were offset by reductions in derivative receivables and interests in purchased receivables of $11 billion and $4 billion, respectively. As described on page 41 of this Form 10–Q, the increase in loans was primarily in the IB, reflecting more loans held-for-sale related to securitization and syndication activities and, to a lesser extent, growth in the Middle Market segment of Commercial Banking. The decrease in derivative receivables was primarily due to the appreciation of the dollar. Below are summaries of the maturity and ratings profiles of the wholesale portfolio as of June 30, 2005, and December 31, 2004. The ratings scale is based on the Firm’s internal risk ratings and is presented on an S&P-equivalent basis.
Wholesale exposure

	Maturity profile(a)				Ratings profile
					Investment-grade
					(“IG”)	Noninvestment-grade
								Total
At June 30, 2005								% of
(in billions, except ratios)	<1 year	1–5 years	> 5 years	Total	AAA to BBB-	BB+ & below	Total	IG

Loans	47%	36%	17%	100%	$89	$61	$150	59%
Derivative receivables(b)	8	52	40	100	43	12	55	78
Interests in purchased receivables	43	54	3	100	28	—	28	100
Lending-related commitments(b)(c)	40	54	6	100	268	46	314	85

Total exposure(d)	39%	49%	12%	100%	$428	$119	$547	78%

Credit derivative hedges notional(e)	18%	74%	8%	100%	$(30)	$(3)	$(33)	91%

								Total
At December 31, 2004								% of
(in billions, except ratios)	<1 year	1-5 years	> 5 years	Total	AAA to BBB-	BB+ & below	Total	IG

Loans	43%	43%	14%	100%	$87	$48	$135	64%
Derivative receivables(b)	19	39	42	100	57	9	66	86
Interests in purchased receivables	37	61	2	100	32	—	32	100
Lending-related commitments(b)(c)	46	52	2	100	266	43	309	86

Total exposure(d)	42%	49%	9%	100%	$442	$100	$542	82%

Credit derivative hedges notional(e)	18%	77%	5%	100%	$(35)	$(2)	$(37)	95%

(a)
The maturity profile of loans and lending-related commitments is based upon the remaining contractual maturity. The maturity profile of derivative receivables is based upon the maturity profile of Average exposure. See footnote (e) on page 49 of this Form 10–Q for a further discussion of Average exposure.

(b)
Based on economic credit exposure, the total percentage of Investment-grade for derivative receivables was 86% and 92% as of June 30, 2005, and December 31, 2004, respectively, and for lending-related commitments was 85% at both June 30, 2005, and December 31, 2004. See footnotes (e) and (f) on page 49 of this Form 10–Q for a further discussion of economic credit exposure.

(c)
Based on economic credit exposure, the maturity profile for the <1 year, 1-5 years and >5 years categories would have been 29%, 62% and 9%, respectively, as of June 30, 2005, and 31%, 65% and 4%, respectively, as of December 31, 2004. See footnote (f) on page 49 of this Form 10–Q for a further discussion of economic credit exposure.

(d)
Based on economic credit exposure, the maturity profile for <1 year, 1–5 years and >5 years categories would have been 35%, 50% and 15%, respectively, as of June 30, 2005, and 35%, 54% and 11%, respectively, as of December 31, 2004. See footnotes (e) and (f) on page 49 of this Form 10–Q for a further discussion of economic credit exposure.

(e)	Ratings are based on the underlying referenced assets.
The percentage of the investment-grade wholesale exposure decreased to 78% at June 30, 2005, from 82% at December 31, 2004. The decrease was primarily attributable to the absolute decline in derivative receivables, which are predominantly investment-grade. The decrease in investment-grade loans from 64% at year-end 2004 to 59% as of June 30, 2005 was due to the increase in the IB’s loans held-for-sale during the second quarter of 2005; see page 41 of this Form 10-Q. Loans held-for-sale are carried at the lower of cost or market, and declines in value are recorded in Other income.

Wholesale credit exposure – selected industry concentration
The Firm continues to focus on the management and diversification of its industry concentrations, with particular attention paid to industries with actual or potential credit concerns, including the automotive industry, which has been experiencing a negative outlook and deteriorating credit market, for domestic automotive and automotive parts manufacturers.
During the second quarter of 2005, the Firm revised its industry classification for educational institutions to better reflect risk correlations and enhance the Firm’s management of industry risk. As a result of this change, exposure to State and municipal governments increased significantly, while exposure to Retail and consumer services decreased. Both industries are still in the Top 10 highest industry concentrations. There was no other material change in industry concentration composition since year-end 2004. See page 61 of JPMorgan Chase’s 2004 Annual Report for the Top 10 industry concentrations as of December 31, 2004.
Wholesale criticized exposure
Exposures deemed criticized generally represent a ratings profile similar to a rating of CCC+/Caa1 and lower, as defined by Standard & Poors/Moody’s. The criticized component of the portfolio decreased to $6.0 billion at June 30, 2005, from $8.3 billion at year-end 2004. The portfolio continued to experience improvement due to client upgrades as a result of improved financial performance, refinancings, and gross charge-offs. In addition, during the first quarter of 2005, the Firm conformed its methodology for reporting criticized exposure as a result of the Merger and further systems integration, resulting in a decrease in criticized exposure of $1.2 billion.

	June 30, 2005		December 31, 2004
Criticized exposure – industry concentrations		% of		% of
(in millions, except ratios)	Amount	portfolio	Amount	portfolio

Media	$656	10.9%	$509	6.1%
Utilities	639	10.6	890	10.7
Consumer products	452	7.5	479	5.8
Real estate	420	6.9	765	9.2
Building materials/construction	360	6.0	430	5.2
Airlines	352	5.8	450	5.4
Business services	328	5.4	444	5.4
Machinery and equipment manufacturing	316	5.2	459	5.6
Chemicals/plastics	250	4.1	488	5.9
Metals/mining	234	3.9	438	5.3
All Other	2,033	33.7	2,932	35.4

Total	$6,040	100.0%	$8,284	100.0%

Wholesale nonperforming assets (“NPA”)

Nonperforming assets by line of business
(in millions, except ratios)	June 30, 2005	% of NPA	December 31, 2004	% of NPA	Change

Investment Bank	$946	63%	$1,196	65%	(21)%
Commercial Banking	452	30	547	30	(17)
Treasury & Securities Services	6	—	14	1	(57)
Asset & Wealth Management	100	7	81	4	23

Total(a)	$1,504	100%	$1,838	100%	(18)%

(a)	Includes assets acquired in loan satisfactions of $19 million and $23 million at June 30, 2005, and December 31, 2004, respectively.
Wholesale nonperforming assets (excluding purchased nonperforming held-for-sale wholesale loans) decreased by $334 million from $1.8 billion at December 31, 2004, to $1.5 billion at June 30, 2005, as a result of loan sales, repayments and gross charge-offs. For the three months ended June 30, 2005, wholesale net recoveries were $52 million, compared with $53 million of net charge-offs in the prior year. The improvement was primarily due to lower gross charge-offs in the second quarter of 2005. For the six months ended June 30, 2005, wholesale net recoveries of $61 million were an improvement over $142 million of net charge-offs in the prior year, the result of lower gross charge-offs. The wholesale net recovery rate was 0.17% for the second quarter of 2005, compared with a net charge-off rate of 0.29% in the prior year. For the six months ended June 30, 2005, the net recovery rate was 0.10%, compared with a net charge-off rate of 0.39% in 2004.
Derivative contracts
In the normal course of business, the Firm uses derivative instruments to meet the needs of customers, to generate revenues through trading activities, to manage exposure to fluctuations in interest rates, currencies and other markets and to manage the Firm’s credit exposure. For a further discussion of derivative contracts, see Note 18 on page 84 of this Form 10–Q, and pages 62–65 of JPMorgan Chase’s 2004 Annual Report. The following table summarizes the aggregate notional amounts and the reported derivative receivables (i.e., the MTM or fair value of the derivative contracts after taking into account the effects of legally enforceable master netting agreements) at each of the dates indicated:

	Notional amounts(a)		Derivative receivables MTM
(in billions)	June 30, 2005	December 31, 2004	June 30, 2005		December 31, 2004

Interest rate	$38,114	$37,022	$37		$46
Foreign exchange	1,673	1,886	6		8
Equity	482	434	4		6
Credit derivatives	1,626	1,071	4		3
Commodity	156	101	4		3

Total	$42,051	$40,514	$55		$66
Collateral held against derivative receivables	NA	NA	(9)	(b)	(9	)(c)

Total	NA	NA	$46		$57

(a)	The notional amounts represent the gross sum of long and short third-party notional derivative contracts, excluding written options and foreign exchange spot contracts.

(b)
The Firm held $42 billion of collateral against derivative receivables as of June 30, 2005, consisting of $33 billion in net cash received under credit support annexes to legally enforceable master netting agreements, and $9 billion of other highly liquid collateral. The benefit of the $33 billion is reflected within the $55 billion of derivative receivables MTM. Excluded from the $42 billion of collateral is $12 billion of collateral delivered by clients at the initiation of transactions; this collateral secures exposure that could arise in the existing derivatives portfolio should the MTM of the client’s transactions move in the Firm’s favor. Also excluded are credit enhancements in the form of letter-of-credit and surety receivables.

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

The $42 trillion of notional principal of the Firm’s derivative contracts outstanding at June 30, 2005, significantly exceeded, in the Firm’s view, the possible credit losses that could arise from such transactions. For most derivative transactions, the notional principal amount does not change hands; it is simply used as a reference to calculate payments. The appropriate measure of current credit risk is, in the Firm’s view, the MTM value of the contract, which represents the cost to replace the contracts at current market rates should the counterparty default. When JPMorgan Chase has more than one transaction outstanding with a counterparty, and a legally enforceable master netting agreement exists with that counterparty, the netted MTM exposure, less collateral held, represents, in the Firm’s view, the appropriate measure of current credit risk. At June 30, 2005, the MTM value of derivative receivables (after taking into account the effects of legally enforceable master netting agreements and the impact of net cash received under credit support annexes to such legally enforceable master netting agreements) was $55 billion. Further, after taking into account $9 billion of other highly liquid collateral held by the Firm, the net current MTM credit exposure was $46 billion.
The following table summarizes the ratings profile of the Firm’s Consolidated balance sheet Derivative receivables MTM, net of cash and other highly liquid collateral, for the dates indicated:
Ratings profile of derivative receivables MTM

	June 30, 2005		December 31, 2004
Rating equivalent	Exposure net	% of exposure	Exposure net	% of exposure
(in millions)	of collateral(a)	net of collateral	of collateral (b)	net of collateral

AAA to AA-	$20,164	44%	$30,384	53%
A+ to A-	6,960	15	9,109	16
BBB+ to BBB-	8,085	18	9,522	17
BB+ to B-	10,101	22	7,271	13
CCC+ and below	365	1	395	1

Total	$45,675	100%	$56,681	100%

(a)	See footnote (b) above.

(b)	See footnote (c) above.
The Firm actively pursues the use of collateral agreements to mitigate counterparty credit risk in derivatives. The percentage of the Firm’s derivatives transactions subject to collateral agreements decreased slightly, to 78% as of June 30, 2005, from 79% at December 31, 2004. The Firm posted $31 billion of collateral at each of June 30, 2005, and December 31, 2004.
Certain derivative and collateral agreements include provisions that require the counterparty and/or the Firm, upon specified downgrades in their respective credit ratings, to post collateral for the benefit of the other party. As of June 30, 2005, the impact of a single-notch ratings downgrade to JPMorgan Chase Bank, from its current rating of AA- to A+, would have been an additional $1.4 billion of collateral posted by the Firm; the impact of a six-notch ratings downgrade (from AA- to BBB-) would have been $3.9 billion of additional collateral. Certain derivative contracts also provide for termination of the contract, generally upon a downgrade of either the Firm or the counterparty, at the then-existing MTM value of the derivative contracts.

Use of credit derivatives
The following table presents the Firm’s notional amounts of credit derivatives protection bought and sold by the respective businesses as of June 30, 2005, and December 31, 2004:
Credit derivatives positions

	Notional amount
	Portfolio management			Dealer/client
	Protection		Protection	Protection	Protection
(in millions)	bought	(a)	sold	bought	sold	Total

June 30, 2005	$34,066		$737	$770,609	$820,323	$1,625,735
December 31, 2004	37,237		37	501,266	532,335	1,070,875

(a)	Includes $2 billion at both June 30, 2005, and December 31, 2004, of portfolio credit derivatives.
JPMorgan Chase has limited counterparty exposure as a result of its credit derivatives transactions. Of the $55 billion of total Derivative receivables at June 30, 2005, approximately $4 billion, or 7%, was associated with credit derivatives, before the benefit of highly liquid collateral. The use of credit derivatives to manage exposures by the Credit Portfolio Group does not reduce the reported level of assets on the balance sheet or the level of reported off–balance sheet commitments.
Credit portfolio management activity
In managing its wholesale credit portfolio exposure, the Firm purchases single-name and portfolio credit derivatives. As of June 30, 2005, the notional outstanding amount of protection bought via single-name and portfolio credit derivatives was $32 billion and $2 billion, respectively, compared with $35 billion and $2 billion at December 31, 2004. The Firm also diversifies its exposures by providing (i.e., selling) credit protection, which increases exposure to industries or clients where the Firm has little or no client-related exposure. This activity is not material to the Firm’s overall credit exposure.
Use of single-name and portfolio credit derivatives

	Notional amount of protection bought
(in millions)	June 30, 2005	December 31, 2004

Credit derivatives used to manage:
Loans and lending-related commitments	$21,998	$25,002
Derivative receivables	12,068	12,235

Total	$34,066	$37,237

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
Portfolio management activity in the second quarter of 2005 resulted in a net loss of $46 million included in Trading revenue, largely due to credit spread widening on derivative counterparty exposure. The loss included $56 million related to adjustments to the CVA and the derivatives used to manage this exposure. The loss was partially offset by $10 million of net gains on derivatives used to manage the Firm’s risk associated with accrual lending activities. These results compare to a net gain of $29 million in the second quarter of 2004 as spreads generally tightened and included $66 million of gains from adjustments to the CVA and the derivatives used to manage this exposure. These gains were partially offset by $37 million of net losses on derivatives used to manage the Firm’s risk associated with accrual lending activities.
Portfolio management activity in the first half of 2005 resulted in a net gain of $13 million included in Trading revenue, largely due to general credit spread widening. This activity included $45 million of net gains on derivatives used to manage the Firm’s risk associated with accrual lending activities. These gains were partially offset by $32 million of losses from adjustments to the CVA and the derivatives used to manage this exposure. These results compare to a gain of $85 million in the first half of 2004 as spreads generally tightened and included $100 million of gains from adjustments to the CVA and the derivatives used to manage this exposure. These gains were partially offset by $15 million of net losses on derivatives used to manage the Firm’s risk associated with accrual lending activities.

The Firm also actively manages its wholesale credit exposure through loan and commitment sales. During the second quarters of 2005 and 2004, the Firm sold $1.1 billion and $1.4 billion of loans and commitments, respectively. In connection with the management of its wholesale credit exposure, the Firm recognized gains of $33 million during the second quarter of 2005, and losses of less than $1 million during the second quarter of 2004. During the first six months of 2005 and 2004, the Firm sold $2.1 billion and $3.2 billion of loans and commitments, respectively, in connection with the management of its wholesale credit exposure, resulting in gains of $44 million and losses of $7 million, respectively. These activities are not related to the Firm’s securitization activities, which are undertaken for liquidity and balance sheet management purposes. For a further discussion of securitization activity, see Note 12 on pages 76–79 of this Form 10–Q.
Dealer/client activity
As of June 30, 2005, the total notional amounts of protection purchased and sold by the dealer business were $771 billion and $820 billion, respectively, compared with $501 billion and $532 billion, respectively, at December 31, 2004. Although there is mismatch between these notional amounts, when securities used to risk manage certain derivative positions are taken into consideration and the notional amounts are adjusted to a duration-based equivalent basis or to reflect different degrees of subordination in tranched structures, in the Firm’s view, the risk positions are largely matched.
Lending-related commitments
The contractual amount of wholesale lending-related commitments was $314 billion at June 30, 2005, compared with $309 billion at December 31, 2004. In the Firm’s view, the total contractual amount of these instruments is not representative of the Firm’s actual credit risk exposure or funding requirements. In determining the amount of credit risk exposure the Firm has to wholesale lending-related commitments, which is used as the basis for allocating credit risk capital to these instruments, the Firm has established a “loan-equivalent” amount for each commitment; this represents the portion of the unused commitment or other contingent exposure that is expected, based on average portfolio historical experience, to become outstanding in the event of a default by an obligor. The amount of the loan equivalents as of June 30, 2005, and December 31, 2004, was $167 billion and $162 billion, respectively.
Country exposure
The Firm has a comprehensive process for measuring and managing its exposures and risk in emerging markets countries – defined as those countries potentially vulnerable to sovereign events. Exposures to a country include all credit-related lending, trading and investment activities, whether cross-border or locally funded. Exposure amounts are adjusted for credit enhancements (e.g., guarantees and letters of credit) provided by third parties located outside the country, if the enhancements fully cover the country risk as well as the business risk. As of June 30, 2005, the Firm’s exposure to any individual emerging markets country was not material.

CONSUMER CREDIT PORTFOLIO

JPMorgan Chase’s consumer portfolio consists primarily of residential mortgages and home equity loans, credit cards, auto and education financings and loans to small businesses. The domestic consumer portfolio reflects the benefit of diversification from both a product and a geographical perspective. The primary focus is on serving the prime consumer credit market.
The following table presents managed consumer credit–related information for the dates indicated:
Consumer portfolio

	Credit-related exposure		Nonperforming assets
(in millions, except ratios)	June 30, 2005	Dec. 31, 2004	June 30, 2005	Dec. 31, 2004

Home finance
Home equity and other	$72,346	$67,837	$368	$416
Mortgage	58,594	56,816	294	257

Total Home finance	130,940	124,653	662	673
Auto & education finance	52,309	62,712	190	193
Consumer & small business and other	14,678	15,107	280	295
Credit card receivables – reported(a)	68,510	64,575	9	8

Total consumer loans – reported	266,437	267,047	1,141	1,169
Credit card securitizations(a)(b)	68,808	70,795	—	—

Total consumer loans – managed	335,245	337,842	1,141	1,169
Assets acquired in loan satisfactions	NA	NA	187	224

Total consumer related assets – managed	335,245	337,842	1,328	1,393
Consumer lending–related commitments:
Home finance	58,839	53,223	NA	NA
Auto & education finance	5,979	5,193	NA	NA
Consumer & small business and other	5,199	10,312	NA	NA
Credit cards	538,396	532,468	NA	NA

Total lending-related commitments	608,413	601,196	NA	NA

Total consumer credit portfolio	$943,658	$939,038	$1,328	$1,393

			Average annual net				Average annual net
	Net Charge-offs		charge-off rate(d)		Net Charge-offs		charge-off rate(d)
	Three months ended June 30,				Six months ended June 30,
(in millions, except ratios)	2005	2004(c)	2005	2004(c)	2005	2004(c)	2005	2004(c)

Home finance
Home equity and other	$30	$23	0.17%	0.34%	$65	$48	0.19%	0.38%
Mortgage	8	5	0.07	0.05	14	8	0.06	0.04

Total Home finance	38	28	0.13	0.17	79	56	0.14	0.18
Auto & education finance	47	31	0.36	0.29	130	71	0.48	0.34
Consumer & small business and other	29	21	0.81	2.06	57	38	0.78	1.82
Credit card receivables – reported	711	259	4.25	6.07	1,384	529	4.25	6.22

Total consumer loans – reported	825	339	1.32	1.05	1,650	694	1.34	1.10
Credit card securitizations (b)	930	486	5.48	5.74	1,847	959	5.42	5.63

Total consumer loans – managed	$1,755	$825	2.21%	2.03%	$3,497	$1,653	2.22%	2.07%

Memo: Credit card – managed	$1,641	$745	4.87%	5.85%	$3,231	$1,488	4.85%	5.83%

(a)
Past-due loans 90 days and over and accruing includes credit card receivables of $1.0 billion and $1.0 billion, and related credit card securitizations of $1.1 billion and $1.3 billion at June 30, 2005, and December 31, 2004, respectively.

(b)	Represents securitized credit card receivables. For a further discussion of credit card securitizations, see Card Services on pages 27–29 of this Form 10–Q.

(c)	Heritage JPMorgan Chase only.

(d)
Net charge-off rates exclude average HFS retail loans in the amount of $14.6 billion and $15.6 billion for the three months ended June 30, 2005 and 2004, respectively, and $15.2 billion and $15.5 billion for the six months ended June 30, 2005 and 2004, respectively. Card Services has no average held-for-sale loans.

NA–	Not applicable.

Total managed consumer loans as of June 30, 2005, were $335 billion, down from $338 billion at year-end 2004. The decrease resulted from a smaller auto portfolio reflecting multiple factors: the $2.3 billion securitization, the sale of the $2 billion recreational vehicle loan portfolio, a targeted reduction of the lease portfolio and lower prime loan production volumes. Growth in Home Finance loans partially offset these declines. Consumer lending-related commitments increased slightly to $608 billion at June 30, 2005. The following discussion relates to the specific loan and lending-related categories within the consumer portfolio:
Retail Financial Services
Loan balances for Retail Financial Services were $198 billion at June 30, 2005, down approximately $5 billion, or 2%, from December 31, 2004. The decrease was driven primarily by a smaller auto portfolio reflecting multiple factors: the $2.3 billion securitization, the sale of the $2 billion recreational vehicle loan portfolio, a targeted reduction of the lease portfolio and lower prime loan production volumes. Growth in Home Finance loans partially offset these declines. The net charge-off rate was 0.25% and 0.29% for the second quarter of 2005 and first half of 2005, respectively, a decrease of 4 basis points and 1 basis point from the comparable prior year periods. The decrease was primarily attributable to the absence of the recreational vehicle loan portfolio and improved credit trends in most consumer lending portfolios. These benefits were partially offset by the merger. The Firm proactively manages its retail credit operation. Ongoing efforts include continual review and enhancement of credit underwriting criteria and refinement of pricing and risk management models.
Home Finance: Home Finance loans were $131 billion as of June 30, 2005, up $6 billion, or 5%, from December 31, 2004. The loan balances comprised $72 billion of home equity and other loans and $59 billion of mortgages, including mortgage loans held-for-sale. Lower warehouse mortgage loan balances, driven by lower prime mortgage originations, were offset by higher retained balances in home equity and subprime mortgage loans. Home Finance provides real estate lending to the full spectrum of credit borrowers and maintains a geographic distribution of consumer real estate loans that is well diversified.
Auto & Education Finance: Loan balances in Auto & Education Finance totaled $52 billion at June 30, 2005, down $10 billion from year-end 2004. The decrease was attributable to a $2.3 billion auto loan securitization, the sale of a $2 billion recreational vehicle loan portfolio in the first quarter of 2005, a decline in auto lease outstandings from $8 billion to $6 billion, and lower prime auto loan originations. During 2004, the Firm completed a strategic review of all consumer lending portfolio segments, which resulted in the Firm choosing to de-emphasize vehicle leasing. It is anticipated that, over time, vehicle leases will account for a smaller share of loan balances and exposure. This strategic review also resulted in the aforementioned sale of the $2 billion recreational vehicle portfolio in the first quarter of 2005. The remaining Auto & education loan portfolio reflects a high concentration of prime-quality credits.
Consumer & small business and other: As of June 30, 2005, Small business & other consumer loans declined slightly from 2004 year-end levels of $15 billion. This portfolio segment is primarily composed of loans to small businesses, which consists of highly collateralized loans, often with personal loan guarantees.
Card Services
JPMorgan Chase analyzes its credit card portfolio on a managed basis, which includes credit card receivables on the consolidated balance sheet and those receivables sold to investors through securitization. Managed credit card receivables were $137 billion at June 30, 2005, an increase of $2 billion from year-end 2004.
Consumer credit quality trends continue to improve overall, benefiting from continued low levels of delinquencies as reflected in the decrease in the managed credit card net charge-off rate to 4.87% and 4.85% in the second quarter of 2005 and year-to-date 2005, respectively, from 5.85% and 5.83% in the comparable prior year periods. Management continues its emphasis on credit risk management, including disciplined underwriting and account management practices targeted to the prime and super-prime credit sectors. Credit risk management tools used to manage the level and volatility of losses for credit card accounts have been continually updated, and, where appropriate, adjusted with the goal of reducing credit risk. The managed credit card portfolio continues to reflect a well-seasoned portfolio that has good U.S. geographic diversification.
The Firm plans to begin implementing new minimum-payment rules in the Card Services business during the third quarter of 2005 that will result in higher required payments from some customers. It is anticipated that this may increase delinquency and net charge-off rates in 2006. The magnitude of the impact is currently being assessed. The Firm expects the level of bankruptcy filings to accelerate prior to the October 2005 effective date of the bankruptcy legislation signed into law on April 20, 2005. Bankruptcy filings subsequent to the October 2005 effective date are expected to normalize.

ALLOWANCE FOR CREDIT LOSSES

For a discussion of the components of the allowance for credit losses, see Critical accounting estimates used by the Firm on page 77 and Note 12 on pages 102–103 of the JPMorgan Chase 2004 Annual Report. At June 30, 2005, management deemed the allowance for credit losses to be sufficient to absorb losses that are inherent in the portfolio, including losses that are not specifically identified, or for which the size of the loss has not yet been fully determined.

Six months ended June 30,(a)	2005			2004
(in millions)	Wholesale	Consumer	Total	Wholesale	Consumer	Total

Loans:
Beginning balance at January 1	$3,098	$4,222	$7,320	$2,204	$2,319	$4,523
Gross charge-offs	(92)	(1,950)	(2,042)	(340)	(791)	(1,131)
Gross recoveries	153	300	453	198	97	295

Net charge-offs	61	(1,650)	(1,589)	(142)	(694)	(836)
Provision for loan losses	(550)	1,617	1,067	(346)	628	282
Other	(5)	1	(4)	(1)	(1)	(2)

Ending balance at June 30	$2,604 (b)	$4,190 (c)	$6,794	$1,715	$2,252	$3,967

Lending-related commitments:
Beginning balance at January 1	$480	$12	$492	$320	$4	$324
Provision for lending-related commitments	(54)	1	(53)	(63)	(1)	(64)

Ending balance at June 30	$426	$13	$439 (d)	$257	$3	$260

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

(b)
Includes $314 million of asset-specific and $2.3 billion of formula-based allowance. Included within the formula-based allowance is $1.6 billion related to a statistical calculation, and adjustments to the statistical calculation of $686 million.

(c)	Includes $3.1 billion and $1.1 billion of the consumer statistical component and adjustments to the statistical component, respectively.

(d)
Includes $104 million of asset-specific and $335 million of formula-based allowance at June 30, 2005. The formula-based allowance for lending-related commitments is based on statistical calculation. There is no adjustment to the statistical calculation for lending-related commitments.

The Allowances for loan losses and lending-related commitments (collectively referred to as the allowance for credit losses) each have two components: asset-specific and formula-based. See Note 12 on pages 102–103 of the JPMorgan Chase 2004 Annual Report for a further discussion. The increase in the allowance for credit losses from June 30, 2004, was primarily driven by the Merger. The reduction in the allowance for credit losses of $579 million from December 31, 2004, was primarily driven by improving credit quality in the wholesale businesses and to a lesser extent refinements in the data used to estimate the wholesale allowance for credit losses.
Loans: Excluding held-for-sale loans, the Allowance for loan losses represented 1.76% of loans at June 30, 2005, compared with 1.94% at December 31, 2004. The wholesale component of the Allowance was $2.6 billion as of June 30, 2005, a decrease from year-end 2004. As of June 30, 2005, the asset-specific allowance was $314 million and the formula-based allowance was $2.3 billion (consisting of $1.6 billion of allowance related to the statistical calculation and $686 million of adjustments to the statistical calculation). This compares to $469 million of asset-specific and $2.6 billion of the formula-based allowances (consisting of $1.6 billion of allowance related to the statistical calculation and $990 million of adjustments to the statistical calculation) as of December 31, 2004. Improvement in credit quality resulted in decreases in both the asset-specific and the formula-based allowances. During the second quarter 2005, the Firm refined its historical and market-based inputs used for estimating the formula-based allowance. These refinements resulted in an increase to the statistical calculation and a decrease to the adjustments to the statistical calculation, the portion of the formula-based allowance that covers estimate imprecision; these adjustments were largely offsetting. The consumer component of the allowance was $4.2 billion as of June 30, 2005, and remained essentially unchanged from December 31, 2004.
Lending-related commitments: This allowance is reported in Other liabilities and was $439 million at June 30, 2005, compared with $492 million at December 31, 2004, reflecting improved credit quality in the wholesale businesses.

Provision for credit losses
For a discussion of the reported Provision for credit losses, see page 9 of this Form 10–Q. The managed provision for credit losses for the three and six months ended June 30, 2005, which reflects credit card securitizations, increased from the corresponding periods in 2004 primarily due to the Merger.

			Provision for
			lending-related
	Provision for loan losses		commitments		Total provision for credit losses
Three months ended June 30,(a) (in millions)	2005	2004	2005	2004	2005	2004

Investment Bank	$(271)	$(96)	$(72)	$(32)	$(343)	$(128)
Commercial Banking	116	23	26	(4)	142	19
Treasury & Securities Services	2	3	—	—	2	3
Asset & Wealth Management	(18)	(3)	(2)	(1)	(20)	(4)
Corporate	1	(27)	—	—	1	(27)

Total Wholesale	(170)	(100)	(48)	(37)	(218)	(137)

Retail Financial Services	95	78	(1)	—	94	78
Card Services – reported	711	262	—	—	711	262

Total Consumer	806	340	(1)	—	805	340

Total provision	636	240	(49)	(37)	587	203
Credit card securitizations	930	486	—	—	930	486

Total managed provision	$1,566	$726	$(49)	$(37)	$1,517	$689

			Provision for
			lending-related
	Provision for loan losses		commitments		Total provision for credit losses
Six months ended June 30,(a) (in millions)	2005	2004	2005	2004	2005	2004

Investment Bank	$(627)	$(257)	$(82)	$(59)	$(709)	$(316)
Commercial Banking	108	8	28	(2)	136	6
Treasury & Securities Services	(3)	4	2	—	(1)	4
Asset & Wealth Management	(25)	8	(2)	(2)	(27)	6
Corporate	(3)	(109)	—	—	(3)	(109)

Total Wholesale	(550)	(346)	(54)	(63)	(604)	(409)

Retail Financial Services	187	133	1	(1)	188	132
Card Services – reported	1,430	495	—	—	1,430	495

Total Consumer	1,617	628	1	(1)	1,618	627

Total provision	1,067	282	(53)	(64)	1,014	218
Credit card securitizations	1,847	959	—	—	1,847	959

Total managed provision	$2,914	$1,241	$(53)	$(64)	$2,861	$1,177

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
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
Trading VAR
IB trading VAR by risk type and credit portfolio VAR(a)

	2005								2004(f)
Six months ended June 30, (b)	Average		Minimum		Maximum		At		Average		Minimum		Maximum		At
(in millions)	VAR		VAR		VAR		June 30, 2005		VAR		VAR		VAR		June 30, 2004

By risk type:
Fixed income	$70.0		$44.0		$110.2		$93.9		$75.1		$47.8		$117.5		$108.2
Foreign exchange	21.7		16.7		30.0		20.4		19.3		10.5		32.8		17.9
Equities	32.1		15.3		64.9		46.3		34.3		24.9		57.8		25.0
Commodities and other	12.1		6.5		23.2		21.0		8.1		6.9		11.4		9.1
Less: portfolio diversification	(52.3	)(d)	NM	(e)	NM	(e)	(69.8	)(d)	(45.9	)(d)	NM	(e)	NM	(e)	(53.0	)(d)

Total trading VAR	$83.6		$52.9		$129.9		$111.8		$90.9		$59.8		$125.2		$107.2
Credit portfolio VAR(c)	13.4		11.3		16.6		16.6		14.8		13.0		16.6		14.8
Less: portfolio diversification	(10.8	)(d)	NM	(e)	NM	(e)	(15.3	)(d)	(8.0	)(d)	NM	(e)	NM	(e)	(8.2	)(d)

Total trading and credit portfolio VAR	$86.2		$57.4		$129.9		$113.1		$97.7		$65.0		$131.6		$113.8

(a)
Includes all mark-to-market trading activities in the IB, plus available-for-sale securities held for the IB’s proprietary purposes (included within Fixed income). Amounts exclude VAR related to the Firm’s private equity business. For a discussion of Private equity risk management, see page 61 of this Form 10–Q.

(b)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

(c)
Includes VAR on derivative credit valuation adjustments, credit valuation adjustment hedges and mark-to-market hedges of the accrual loan portfolio, which are all reported in Trading revenue. This VAR does not include the accrual loan portfolio, which is not marked to market.

(d)	JPMorgan Chase’s average and period-end VARs are less than the sum of the VARs of its market risk components, due to risk offsets resulting from portfolio diversification.

(e)	Designated as NM because the minimum and maximum may occur on different days for different risk components, and hence it is not meaningful to compute a portfolio diversification effect.

(f)
For the six months ended June 30, 2004, amounts have been revised to reflect the reclassification of hedge fund investments, reclassification of Treasury positions to portfolios outside the IB, and the inclusion of available-for-sale securities held for the IB’s proprietary purposes.

The largest contributor to the IB trading VAR in the second quarter and first half of 2005, respectively, was fixed income risk. Before portfolio diversification, fixed income risk accounted for 52% of the average IB Trading Portfolio VAR for 2005. The diversification effect, which on average reduced the daily average Trading Portfolio VAR by $52.3 million in the first half of 2005, reflects the fact that the risks are not perfectly correlated. The risk of a portfolio of positions is therefore usually less than the sum of the risks of the positions themselves. Average IB trading and Credit Portfolio VAR during the first half of 2005 declined to $86.2 million, compared with $97.7 million for the same period in 2004. The decrease was driven by a decline in fixed income risk positions. Compared with the first quarter of 2005, second quarter average Total trading and Credit Portfolio VAR increased $31.9 million, from $70.0 million to $101.9 million for the three months ended June 30, 2005. This increase was driven by higher levels in fixed income and equity value-at-risk measures; the latter driven by a few concentrated client-related positions. In July, value-at-risk levels returned to levels consistent with the first quarter of 2005. In general, over the course of a year, VAR exposures can vary significantly as trading positions change and market volatility fluctuates.

VAR backtesting
To evaluate the soundness of its VAR model, the Firm conducts daily backtesting of trading VAR against actual financial results, based on daily market risk–related revenue. Market risk–related revenue is defined as the daily change in value of the mark-to-market trading portfolios plus any trading-related net interest income, brokerage commissions, underwriting fees or other revenue. The Firm’s definition of market risk–related revenue is consistent with the FRB’s implementation of the Basel Committee’s market risk capital rules. The histogram below illustrates the daily market risk–related gains and losses for the IB trading businesses for the six months ended June 30, 2005. The chart shows that the IB posted market risk–related gains on 103 out of 129 days in this period, with 8 days exceeding $100 million. The inset graph looks at those days on which the IB experienced losses and depicts the amount by which VAR exceeded the actual loss on each of those days. Losses were sustained on 26 days, and no losses exceeded the VAR measure.

Daily IB Market Risk-Related Gains and Losses
Average Daily Revenue: $36.8
Number of Trading Days
$ in millions
0
2
4
6
8
10
12
14
16
<(40)
(40)><(30)
(30)><(20)
(20)><(10)
(10)><0
0><10
10><20
20><30
30><40
40><50
50><60
60><70
70><80
80><90
90><100
100><110
110><120
>120
Daily IB VAR Less Market Risk-Related Losses
<0
0><20
20><40
40><60
60><80
80><100
>100
$ in millions

Economic value stress testing
While VAR reflects the risk of loss due to unlikely events in normal markets, stress testing captures the Firm’s exposure to unlikely but plausible events in abnormal markets. The Firm conducts economic-value stress tests monthly for both its trading and its nontrading activities, using multiple scenarios for both types of activities. Scenarios are continually reviewed and updated to reflect changes in the Firm’s risk profile and economic events. Stress testing is as important as VAR in measuring and controlling risk. Stress testing enhances the understanding of the Firm’s risk profile and loss potential and is used for monitoring limits, cross-business risk measurement and economic capital allocation. It also helps the Firm understand how the economic value of its balance sheet (not the amounts reported under U.S. GAAP) would change under certain scenarios.
Based on the Firm’s stress scenarios, the stress-test loss (pre-tax) in the IB’s trading portfolio ranged from $469 million to $1.1 billion for the six months ended June 30, 2005, and from $226 million to $1.2 billion for the six months ended June 30, 2004. The 2005 results reflect the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only. In addition, the 2004 amounts have been revised to reflect the reclassification of Treasury positions to portfolios outside the IB and the inclusion of available-for-sale securities held for the IB’s proprietary purposes.
For a further discussion of the Firm’s stress-testing methodology, see page 73 of JPMorgan Chase’s 2004 Annual Report.

Earnings-at-risk stress testing
The VAR and stress-test measures described above illustrate the total economic sensitivity of the Firm’s balance sheet to changes in market variables. The effect of interest rate exposure on reported Net income is also critical. Interest rate risk exposure in the Firm’s core nontrading business activities (i.e., asset/liability management positions) results from on- and off-balance sheet positions. The Firm conducts simulations of NII for its nontrading activities under a variety of interest rate scenarios, which are consistent with the scenarios used for economic-value stress testing. Earnings-at-risk tests measure the potential change in the Firm’s Net interest income over the next 12 months. These tests highlight exposures to various rate-sensitive factors, such as the rates themselves (e.g., the prime lending rate), pricing strategies on deposits, optionality and changes in product mix. The tests include forecasted balance sheet changes, such as asset sales and securitizations, as well as prepayment and reinvestment behavior.
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
JPMorgan Chase’s 12-month pre-tax earnings sensitivity profile as of June 30, 2005, and December 31, 2004, were as follows:

	Immediate change in rates
(in millions)	+200bp	+100bp	-100bp

June 30, 2005	$(442)	$(139)	$131
December 31, 2004	(557)	(164)	(180)

The Firm’s risk to rising and falling interest rates is largely due to corresponding increases and decreases in short-term funding costs. The Firm’s risk to rising rates is due to balance sheet growth and portfolio positioning, including both securities and derivative instruments.

OPERATIONAL RISK MANAGEMENT

For a discussion of JPMorgan Chase’s operational risk management, refer to page 75 of JPMorgan Chase’s 2004 Annual Report.

REPUTATION AND FIDUCIARY RISK MANAGEMENT

For a discussion of the Firm’s Reputation and Fiduciary Risk Management, see page 76 of JPMorgan Chase’s 2004 Annual Report.

PRIVATE EQUITY RISK MANAGEMENT

For a discussion of Private Equity Risk Management, see page 76 of JPMorgan Chase’s 2004 Annual Report. At June 30, 2005, the carrying value of the private equity portfolio was $6.4 billion.

SUPERVISION AND REGULATION

The following discussion should be read in conjunction with the Supervision and Regulation section on pages 1–4 of JPMorgan Chase’s 2004 Form 10–K.
Dividends
JPMorgan Chase’s bank subsidiaries could pay dividends to their respective bank holding companies, without the approval of their relevant banking regulators, in amounts up to the limitations imposed upon such banks by regulatory restrictions. These limitations, in the aggregate, totaled approximately $8.3 billion at June 30, 2005.

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
Allowance for credit losses
JPMorgan Chase’s allowance for credit losses covers the wholesale and consumer loan portfolios as well as the Firm’s portfolio of wholesale lending-related commitments. The Allowance for loan losses is intended to adjust the value of the Firm’s loan assets for probable credit losses as of the balance sheet date. For a further discussion of the methodologies used in establishing the Firm’s Allowance for credit losses, see Note 12 on pages 102–103 of JPMorgan Chase’s 2004 Annual Report. The methodology for calculating the Allowance for loan losses and allowance for lending-related commitments involves significant judgment. For a further description of these judgments, see the JPMorgan Chase 2004 Annual Report; for amounts recorded as of June 30, 2005 and 2004, see Allowance for credit losses on page 57, and Note 11 on page 76 of this Form 10–Q.
Fair value of financial instruments
A portion of JPMorgan Chase’s assets and liabilities are carried at fair value, including trading assets and liabilities, AFS securities and private equity investments. Held-for-sale loans and mortgage servicing rights (“MSRs”) are carried at the lower of fair value or cost. At June 30, 2005, approximately $387 billion of the Firm’s assets were recorded at fair value.
Trading and available-for-sale portfolios
The following table summarizes the Firm’s trading and available-for-sale portfolios by valuation methodology at June 30, 2005:

	Trading assets		Trading liabilities
	Securities		Securities		AFS
	purchased(a)	Derivatives(b)	sold(a)	Derivatives(b)	securities

Fair value based on:
Quoted market prices	89%	1%	98%	1%	93%
Internal models with significant observable market parameters	9	98	1	98	6
Internal models with significant unobservable market parameters	2	1	1	1	1

Total	100%	100%	100%	100%	100%

(a)	Reflected as debt and equity instruments on the Firm’s Consolidated balance sheets.

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
Clarification of key elements of the repatriation provision from Congress or the U.S. Treasury Department may affect an enterprise’s evaluation of the effect of the Act on its plan for repatriation or reinvestment of foreign earnings. The FSP provides a practical exception to the SFAS 109 requirement to reflect the effect of a new tax law in the period of enactment because of the lack of clarification of certain provisions of the Act and the timing of the enactment. Thus, companies have additional time to assess the effect of the Act on their plans for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. A company should apply the provisions of SFAS 109 (i.e., reflect the tax impact in the financial statements) in the period in which it makes the decision to repatriate or reinvest unremitted foreign earnings in accordance with the Act. Decisions can be made in stages (e.g., by foreign country). The repatriation provision is effective for either the 2004 or 2005 tax years for calendar year taxpayers.
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
The Firm has continued to account for stock options that were outstanding as of December 31, 2002, under APB 25 using the intrinsic value method. Therefore, compensation expense for some previously-granted awards that was not recognized under SFAS 123 will be recognized under SFAS 123R. Had the Firm adopted SFAS 123R in prior periods, the impact would have approximated the impact of SFAS 123 as described in Note 6 on page 72 of this Form 10–Q.
In May 2005, the Securities and Exchange Commission provided guidance on accounting for share–based payments that are retained upon retirement. Prior to 2005, the Firm granted certain awards with accelerated vesting upon an employee’s retirement with no substantive future service requirements. For those awards, the Firm’s policy has been not to accelerate recognition of expense to the retirement eligibility date. Awards granted to employees who are or will become retirement eligible prior to the vesting date represent an immaterial portion of the total awards granted each year.
Accounting for variable interest entities
The application of FIN 46R involves significant judgment and interpretation by management. The Firm is aware of differing interpretations being developed among accounting professionals and the EITF with regard to analyzing derivatives under FIN 46R. At its March 2005 meeting, the EITF suspended further deliberations subject to actions by the Financial Accounting Standard Board. Timing of these actions is not certain.
Accounting for conditional asset retirement obligations
In March 2005, FASB issued FIN 47 to clarify the term “conditional asset retirement obligation” as used in SFAS 143. Conditional asset retirement obligations are legal obligations to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the company. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 clarifies that a company is required to recognize a liability for the fair value of the conditional asset retirement obligation if the fair value of the liability can be reasonably estimated and provides guidance for determining when a company would have sufficient information to reasonably estimate the fair value of the obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Firm is currently assessing the impact of this interpretation.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in millions, except per share data)

	Three months ended June 30,	(a)	Six months ended June 30,		(a)
	2005	2004	2005	2004

Revenue
Investment banking fees	$961	$893	$1,954	$1,585
Trading revenue	387	873	2,246	2,593
Lending & deposit related fees	851	412	1,671	826
Asset management, administration and commissions	2,541	1,814	5,039	3,650
Securities/private equity gains (losses)	407	460	362	892
Mortgage fees and related income	336	294	698	488
Credit card income	1,763	631	3,497	1,236
Other income	496	260	697	392

Noninterest revenue	7,742	5,637	16,164	11,662

Interest income	10,949	5,614	21,581	11,240
Interest expense	5,948	2,620	11,355	5,260

Net interest income	5,001	2,994	10,226	5,980

Total net revenue	12,743	8,631	26,390	17,642

Provision for credit losses	587	203	1,014	218

Noninterest expense
Compensation expense	4,266	2,943	8,968	6,245
Occupancy expense	580	440	1,105	871
Technology and communications expense	896	786	1,816	1,605
Professional & outside services	1,130	752	2,204	1,568
Marketing	537	202	1,020	401
Other expense	954	511	1,759	958
Amortization of intangibles	385	79	768	158

Total noninterest expense before merger costs and litigation reserve charge	8,748	5,713	17,640	11,806
Merger costs	279	90	424	90
Litigation reserve charge	1,872	3,700	2,772	3,700

Total noninterest expense	10,899	9,503	20,836	15,596

Income (loss) before income tax expense (benefit)	1,257	(1,075)	4,540	1,828
Income tax expense (benefit)	263	(527)	1,282	446

Net income (loss)	$994	$(548)	$3,258	$1,382

Net income (loss) applicable to common stock	$991	$(561)	$3,250	$1,356

Net income (loss) per common share
Basic earnings per share	$0.28	$(0.27)	$0.93	$0.67
Diluted earnings per share	0.28	(0.27)	0.91	0.65

Average basic shares	3,493.0	2,042.8	3,505.2	2,037.6
Average diluted shares	3,548.3	2,042.8	3,559.0	2,096.3

Cash dividends per common share	$0.34	$0.34	$0.68	$0.68

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share data)

	June 30,	December 31 ,
	2005	2004

Assets
Cash and due from banks	$35,092	$35,168
Deposits with banks	9,080	21,680
Federal funds sold and securities purchased under resale agreements	130,785	101,354
Securities borrowed	58,457	47,428
Trading assets (including assets pledged of $88,453 at June 30, 2005, and $77,266 at December 31, 2004)	290,818	288,814
Securities:
Available-for-sale (including assets pledged of $19,952 at June 30, 2005, and $26,881 at December 31, 2004)	58,481	94,402
Held-to-maturity (fair value: $96 at June 30, 2005, and $117 at December 31, 2004)	92	110
Interests in purchased receivables	27,887	31,722

Loans	416,025	402,114
Allowance for loan losses	(6,794)	(7,320)

Loans, net of Allowance for loan losses	409,231	394,794

Private equity investments	6,488	7,735
Accrued interest and accounts receivable	24,245	21,409
Premises and equipment	9,354	9,145
Goodwill	43,537	43,203
Other intangible assets:
Mortgage servicing rights	5,026	5,080
Purchased credit card relationships	3,528	3,878
All other intangibles	5,319	5,726
Other assets	53,863	45,600

Total assets	$1,171,283	$1,157,248

Liabilities
Deposits:
U.S. offices:
Noninterest-bearing	$138,025	$129,257
Interest-bearing	263,952	261,673
Non-U.S. offices:
Noninterest-bearing	7,289	6,931
Interest-bearing	125,374	123,595

Total deposits	534,640	521,456

Federal funds purchased and securities sold under repurchase agreements	137,350	127,787
Commercial paper	12,842	12,605
Other borrowed funds	12,716	9,039
Trading liabilities	134,280	151,207
Accounts payable, accrued expenses and other liabilities (including the Allowance for lending-related commitments of $439 at June 30, 2005, and $492 at December 31, 2004)	77,064	75,722
Beneficial interests issued by consolidated VIEs	43,826	48,061
Long-term debt	101,182	95,422
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	11,998	10,296

Total liabilities	1,065,898	1,051,595

Commitments and contingencies (see Note 17 of this Form 10–Q)
Stockholders’ equity
Preferred stock	139	339
Common stock (authorized 9,000,000,000 shares; issued 3,604,060,651 shares and 3,584,747,502 shares at June 30, 2005, and December 31, 2004, respectively)	3,604	3,585
Capital surplus	73,911	72,801
Retained earnings	31,032	30,209
Accumulated other comprehensive income (loss)	(61)	(208)
Treasury stock, at cost (90,117,056 shares at June 30, 2005, and 28,556,534 shares at December 31, 2004)	(3,240)	(1,073)

Total stockholders’ equity	105,385	105,653

Total liabilities and stockholders’ equity	$1,171,283	$1,157,248

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(in millions, except per share data)

	Six months ended June 30,	(a)
	2005	2004

Preferred stock
Balance at beginning of the year	$339	$1,009
Redemption of preferred stock	(200)	—

Balance at end of period	139	1,009

Common stock
Balance at beginning of year	3,585	2,044
Issuance of common stock	19	51

Balance at end of period	3,604	2,095

Capital surplus
Balance at beginning of year	72,801	13,512
Shares issued and commitments to issue common stock for employee stock-based awards and related tax effects	1,110	914

Balance at end of period	73,911	14,426

Retained earnings
Balance at beginning of year	30,209	29,681
Net income	3,258	1,382
Cash dividends declared:
Preferred stock	(8)	(26)
Common stock ($0.68 per share each period)	(2,427)	(1,441)

Balance at end of period	31,032	29,596

Accumulated other comprehensive income (loss)
Balance at beginning of year	(208)	(30)
Other comprehensive income (loss)	147	(880)

Balance at end of period	(61)	(910)

Treasury stock, at cost
Balance at beginning of year	(1,073)	(62)
Purchase of treasury stock	(1,910)	—
Share repurchases related to employee stock-based awards	(257)	(213)

Balance at end of period	(3,240)	(275)

Total stockholders’ equity at end of period	$105,385	$45,941

Comprehensive income
Net income	$3,258	$1,382
Other comprehensive income (loss)	147	(880)

Comprehensive income	$3,405	$502

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Six months ended June 30,	(a)
	2005	2004

Operating activities
Net income	$3,258	$1,382
Adjustments to reconcile net income to net cash (used in) operating activities:
Provision for credit losses	1,014	218
Depreciation and amortization	2,221	1,433
Deferred tax (benefit) provision	(1,038)	(447)
Investment securities (gains) losses	752	(165)
Private equity unrealized (gains) losses	(35)	(261)
Net change in:
Trading assets	(1,499)	(8,073)
Securities borrowed	(11,029)	(3,113)
Accrued interest and accounts receivable	(2,787)	(2,694)
Other assets	(6,813)	(7,331)
Trading liabilities	(18,300)	(6,468)
Accounts payable, accrued expenses and other liabilities	1,903	12,677
Other operating adjustments	—	(17)

Net cash (used in) operating activities	(32,353)	(12,859)

Investing activities
Net change in:
Deposits with banks	12,717	(28,960)
Federal funds sold and securities purchased under resale agreements	(29,273)	(23,983)
Other change in loans	(66,577)	(68,381)
Held-to-maturity securities:
Proceeds	18	40
Available-for-sale securities:
Proceeds from maturities	17,008	4,482
Proceeds from sales	45,146	78,592
Purchases	(31,731)	(89,692)
Loans due to sales and securitizations	51,085	56,529
Net cash used in business acquisitions	(413)	(339)
All other investing activities, net	2,489	(184)

Net cash provided by (used in) investing activities	469	(71,896)

Financing activities
Net change in:
Deposits	13,301	42,547
Federal funds purchased and securities sold under repurchase agreements	9,563	39,153
Commercial paper and other borrowed funds	3,914	1,303
Proceeds from the issuance of long-term debt and capital debt securities	23,068	11,387
Repayments of long-term debt and capital debt securities	(14,033)	(5,594)
Net issuance of stock and stock-based awards	337	752
Redemption of preferred stock	(200)	—
Treasury stock purchased	(1,910)	—
Cash dividends paid	(2,449)	(1,454)
All other financing activities, net	435	(7)

Net cash provided by financing activities	32,026	88,087

Effect of exchange rate changes on cash and due from banks	(218)	(75)
Net increase (decrease) in cash and due from banks	(76)	3,257
Cash and due from banks at the beginning of the year	35,168	20,268

Cash and due from banks at the end of the period	$35,092	$23,525

Cash interest paid	$11,056	$5,118
Cash income taxes paid	$2,432	$810

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

See Glossary of Terms on pages 91–92 of this Form 10–Q for definitions of terms used throughout the Notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 – BASIS OF PRESENTATION
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States, with operations in more than 50 countries. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing, asset and wealth management and private equity. For a discussion of the Firm’s business segment information, see Note 20 on pages 86-88 of this Form 10-Q.
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
As further described in Note 2 below, on July 1, 2004, the Firm merged with Bank One Corporation (“Bank One”) and acquired all of its outstanding stock. The merger was accounted for using the purchase method of accounting. Bank One’s results of operations were included in the Firm’s results beginning July 1, 2004.
Certain amounts in the prior periods have been reclassified to conform to the current presentation.
NOTE 2 – BUSINESS CHANGES AND DEVELOPMENTS
Merger with Bank One Corporation
Refer to Note 2 on pages 89–90 of JPMorgan Chase’s 2004 Annual Report for a discussion of JPMorgan Chase’s merger with Bank One Corporation (the “Merger”) on July 1, 2004, including its purchase price allocation and goodwill, Unaudited condensed statement of net assets acquired, and Acquired, identifiable intangible assets. The Merger was accounted for using the purchase method of accounting, which requires that the assets and liabilities of Bank One that were acquired be fair valued as of July 1, 2004. The purchase price to complete the Merger was $58.5 billion.

Purchase price allocation and goodwill
The final purchase price of the Merger has been allocated to the assets acquired and liabilities assumed using their fair values as of the merger date. The computation of the purchase price and the allocation of the purchase price to the net assets of Bank One based on their respective fair values as of July 1, 2004, and the resulting goodwill, are presented below.

(in millions, except per share amounts)	July 1, 2004

Purchase price
Bank One common stock exchanged	1,113
Exchange ratio	1.32

JPMorgan Chase common stock issued	1,469
Average purchase price per JPMorgan Chase common share(a)	$39.02

		$57,336
Fair value of employee stock awards and direct acquisition costs		1,210

Total purchase price		$58,546
Net assets acquired:
Bank One stockholders’ equity	$24,156
Bank One goodwill and other intangible assets	(2,754)

Subtotal	21,402

Adjustments to reflect assets acquired at fair value:
Loans and leases	(2,261)
Private equity investments	(72)
Identified intangibles	8,665
Pension plan assets	(778)
Premises and equipment	(417)
Other assets	(267)

Amounts to reflect liabilities assumed at fair value:
Deposits	(373)
Deferred income taxes	932
Postretirement plan liabilities	(49)
Other liabilities	(1,162)
Long-term debt	(1,234)

		24,386

Goodwill resulting from the Merger		$34,160

(a)
The value of the Firm’s common stock exchanged with Bank One shareholders was based on the average closing prices of the Firm’s common stock for the two days prior to, and the two days following, the announcement of the Merger on January 14, 2004.

Condensed statement of net assets acquired
The following condensed statement of net assets acquired reflects the fair value of Bank One net assets as of July 1, 2004.

(in millions)	July 1, 2004

Assets
Cash and cash equivalents	$14,669
Securities	70,512
Interests in purchased receivables	30,184
Loans, net of allowance	129,650
Goodwill and other intangible assets	42,825
All other assets	47,739

Total assets	$335,579

Liabilities
Deposits	$164,848
Short-term borrowings	9,811
All other liabilities	61,494
Long-term debt	40,880

Total Liabilities	277,033

Net assets acquired	$58,546

Pro forma condensed combined financial information
The following pro forma condensed combined financial information presents the results of operations of the Firm, for the three and six months ended June 30, 2004, had the Merger taken place as of January 1, 2004.

	Three months ended June 30,	Six months ended June 30,
(in millions, except per share data)	2004	2004

Noninterest revenue	$8,005	$16,501
Net interest income	5,274	10,585

Total net revenue	13,279	27,086
Provision for credit losses	248	401
Noninterest expense	12,629	21,741

Income before income tax expense	402	4,944
Net income	$433	$3,460
Net income per common share:
Basic	$0.12	$0.98
Diluted	0.12	0.96
Average common shares outstanding:
Basic	3,509.4	3,506.6
Diluted	3,588.6	3,589.0

NOTE 3—TRADING ASSETS AND LIABILITIES
For a discussion of the accounting policies related to trading assets and liabilities, see Note 3 on pages 90–91 of JPMorgan Chase’s 2004 Annual Report. The following table presents Trading assets and Trading liabilities for the dates indicated:

	June 30,	December 31	,
(in millions)	2005	2004

Trading assets
Debt and equity instruments:
U.S. government and federal agency, U.S. government-sponsored enterprise and municipal securities obligations	$44,646	$43,866
Certificates of deposit, bankers’ acceptances and commercial paper	7,770	7,341
Debt securities issued by non-U.S. governments	62,423	50,699
Corporate securities and other	120,964	120,926

Total debt and equity instruments	235,803	222,832

Derivative receivables(a)
Interest rate	37,086	45,892
Foreign exchange	6,060	7,939
Equity	4,454	6,120
Credit derivatives	3,662	2,945
Commodity	3,753	3,086

Total derivative receivables	55,015	65,982

Total trading assets	$290,818	$288,814

Trading liabilities
Debt and equity instruments(b)	$83,011	$87,942

Derivative payables:(a)
Interest rate	33,705	41,075
Foreign exchange	5,984	8,969
Equity	6,818	9,096
Credit derivatives	2,255	2,499
Commodity	2,507	1,626

Total derivative payables	51,269	63,265

Total trading liabilities	$134,280	$151,207

(a)
Included in Trading assets and Trading liabilities are the reported receivables (unrealized gains) and payables (unrealized losses) related to derivatives. These amounts include the effect of legally enforceable master netting agreements, including cash paid and received.

(b)	Primarily represents securities sold, not yet purchased.

NOTE 4 – INTEREST INCOME AND INTEREST EXPENSE
Details of Interest income and Interest expense were as follows:

	Three months ended June 30, (a)		Six months ended June 30,(a)
(in millions)	2005	2004	2005	2004

Interest income
Loans	$6,295	$2,714	$12,329	$5,381
Securities	610	718	1,688	1,379
Trading assets	2,384	1,666	4,616	3,465
Federal funds sold and securities purchased under resale agreements	941	314	1,668	621
Securities borrowed	313	89	534	183
Deposits with banks	190	113	344	200
Interests in purchased receivables	216	—	402	11

Total interest income	10,949	5,614	21,581	11,240
Interest expense
Interest-bearing deposits	2,352	813	4,349	1,632
Short-term and other liabilities	2,262	1,365	4,476	2,744
Long-term debt	1,015	404	1,939	807
Beneficial interests issued by consolidated VIEs	319	38	591	77

Total interest expense	5,948	2,620	11,355	5,260

Net interest income	5,001	2,994	10,226	5,980
Provision for credit losses	587	203	1,014	218

Net interest income after provision for credit losses	$4,414	$2,791	$9,212	$5,762

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
NOTE 5 – PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
For a discussion of JPMorgan Chase’s pension and other postretirement employee benefit plans, see Note 6 on pages 92–95 of JPMorgan Chase’s 2004 Annual Report. The following table presents the components of net periodic benefit costs reported in the Consolidated statements of income for the U.S. and non-U.S. defined benefit pension and other postretirement benefit plans of the Firm.

					Other
	Pension plans				Postretirement
	U.S.		Non-U.S.		benefit plans
Three months ended June 30, (a) (in millions)	2005	2004	2005	2004	2005	2004

Components of net periodic benefit costs
Defined benefit plans:
Benefits earned during the period	$75	$49	$7	$4	$4	$5
Interest cost on benefit obligations	107	67	27	21	21	19
Expected return on plan assets	(173)	(106)	(28)	(22)	(22)	(21)
Amortization of unrecognized amounts:
Prior service cost	2	4	—	—	1	—
Net actuarial loss	—	13	10	11	—	—

Subtotal	11	27	16	14	4	3
Other defined benefit pension plans(b)	6	6	11	11	—	—

Total defined benefit pension plans	17	33	27	25	4	3
Defined contribution plans	61	36	43	34	—	—

Total pension and other postretirement benefit expense	$78	$69	$70	$59	$4	$3

					Other
	Pension plans				Postretirement
	U.S.		Non-U.S.		benefit plans
Six months ended June 30, (a) (in millions)	2005	2004	2005	2004	2005	2004

Components of net periodic benefit costs
Defined benefit plans:
Benefits earned during the period	$150	$98	$12	$9	$8	$10
Interest cost on benefit obligations	215	134	53	43	42	38
Expected return on plan assets	(346)	(191)	(55)	(44)	(44)	(42)
Amortization of unrecognized amounts:
Prior service cost	4	8	—	—	2	—
Net actuarial loss	—	21	20	25	—	—
Settlement loss	—	—	—	6	—	—

Subtotal	23	70	30	39	8	6
Other defined benefit pension plans(b)	13	15	20	17	—	—

Total defined benefit pension plans	36	85	50	56	8	6
Defined contribution plans	122	72	88	60	—	—

Total pension and other postretirement benefit expense	$158	$157	$138	$116	$8	$6

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

(b)
Includes U.S. defined benefit pension plans not subject to Title IV of the Employee Retirement Income Security Act of 1974 (e.g., Excess Retirement Plan) and immaterial non-U.S. defined benefit pension plans.

The fair value of the plan assets for the U.S. and material non-U.S. pension and other postretirement benefit plans was $10.6 billion and $2.1 billion, respectively, as of June 30, 2005, and $10.9 billion and $1.9 billion, respectively, as of December 31, 2004.
NOTE 6 – EMPLOYEE STOCK-BASED INCENTIVES
For a discussion of the accounting policies relating to employee stock-based compensation, see Note 7 on pages 95–97 of JPMorgan Chase’s 2004 Annual Report. The following table presents net income (after-tax) and basic and diluted earnings per share as reported, and as if all outstanding awards were accounted for at fair value:

	Three months ended June 30,(a)		Six months ended June 30,(a)
(in millions, except per share data)	2005	2004	2005	2004

Net income (loss) as reported	$994	$(548)	$3,258	$1,382
Add: Employee stock-based compensation expense originally included in reported net income (loss)	215	176	444	354
Deduct: Employee stock-based compensation expense determined under the fair value method for all awards	(248)	(216)	(537)	(438)

Pro forma net income (loss)	$961	$(588)	$3,165	$1,298

Earnings per share:
Basic: As reported	$0.28	$(0.27)	$0.93	$0.67
Pro forma	0.27	(0.29)	0.90	0.62
Diluted: As reported	$0.28	$(0.27)	$0.91	$0.65
Pro forma	0.27	(0.29)	0.89	0.60

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

NOTE 7 – NONINTEREST EXPENSE
Merger costs
A summary of Merger costs by expense category is shown in the following table. There were no Merger costs in the first quarter of 2004.

	Three months ended June 30, (a)		Six months ended June 30,(a)
(in millions)	2005	2004	2005	2004

Expense category
Compensation	$109	$65	$164	$65
Occupancy	25	20	25	20
Technology and communications and other	145	5	235	5

Total(b)	$279	$90	$424	$90

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

(b)	With the exception of occupancy-related write-offs, all of the costs in the table require the expenditure of cash.
The table below shows the change in the liability balance related to the costs associated with the Bank One merger.

(in millions)	2005

Liability balance, January 1	$952
Recorded as merger costs	424
Recorded as goodwill	(460)
Liability utilized	(496)

Liability balance, June 30	$420

NOTE 8 – SECURITIES AND PRIVATE EQUITY INVESTMENTS
For a discussion of the accounting policies relating to Securities and Private equity investments, see Note 9 on pages 98–100 of JPMorgan Chase’s 2004 Annual Report. The following table presents realized gains and losses from AFS securities and private equity gains (losses):

	Three months ended June 30,(a)		Six months ended June 30,(a)
(in millions)	2005	2004	2005	2004

Realized gains	$137	$69	$238	$256
Realized losses	(67)	(30)	(990)	(91)

Net realized securities gains (losses)	70	39	(752)	165
Private equity gains	337	421	1,114	727

Total Securities/private equity gains (losses)	$407	$460	$362	$892

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
The amortized cost and estimated fair value of AFS and held-to-maturity securities were as follows for the dates indicated:

	June 30, 2005				December 31, 2004
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(in millions)	cost	gains	losses	value	cost	gains	losses	value

Available-for-sale securities
U.S. government and federal agency obligations:
U.S. treasuries	$5,374	$2	$68	$5,308	$13,621	$7	$222	$13,406
Mortgage-backed securities	223	19	21	221	2,405	41	17	2,429
Agency obligations	84	10	—	94	12	—	—	12
Collateralized mortgage obligations	46	—	—	46	71	4	4	71
U.S. government-sponsored enterprise obligations	25,773	52	229	25,596	46,143	142	593	45,692
Obligations of state and political subdivisions	720	32	2	750	2,748	126	8	2,866
Debt securities issued by non-U.S. governments	5,089	30	9	5,110	7,901	59	38	7,922
Corporate debt securities	6,480	103	28	6,555	7,007	127	18	7,116
Equity securities	3,166	148	2	3,312	5,810	39	14	5,835
Other, primarily asset-backed securities(a)	11,459	62	32	11,489	9,103	25	75	9,053

Total available-for-sale securities	$58,414	$458	$391	$58,481	$94,821	$570	$989	$94,402

Held-to-maturity securities(b)
Total held-to-maturity securities	$92	$4	$—	$96	$110	$7	$—	$117

(a)	Includes collateralized mortgage obligations of private issuers.

(b)	Consists primarily of mortgage-backed securities issued by U.S. government-sponsored enterprises.
The following table presents the carrying value and cost of the Private Equity investment portfolio for the dates indicated:

	June 30, 2005		December 31, 2004
(in millions)	Carrying value	Cost	Carrying value	Cost

Total private equity investments	$6,488	$8,005	$7,735	$9,103

NOTE 9 – SECURITIES FINANCING ACTIVITIES
For a discussion of the accounting policies relating to securities financing activities, see Note 10 on page 100 of JPMorgan Chase’s 2004 Annual Report. The following table details the components of securities financing activities at each of the dates indicated:

(in millions)	June 30, 2005	December 31, 2004

Securities purchased under resale agreements	$129,425	$94,076
Securities borrowed	58,457	47,428

Securities sold under repurchase agreements	$116,344	$105,912
Securities loaned	12,399	6,435

Transactions similar to financing activities that do not meet the SFAS 140 definition of a repurchase agreement are accounted for as “buys” and “sells” rather than financing transactions. There were no transactions accounted for as purchases under SFAS 140 at June 30, 2005; notional amounts of transactions accounted for as purchases under SFAS 140 were $6 billion at December 31, 2004. Notional amounts of transactions accounted for as sales under SFAS 140 were $5 billion and $20 billion at June 30, 2005, and December 31, 2004, respectively.
JPMorgan Chase pledges certain financial instruments it owns to collateralize repurchase agreements and other securities financings. Pledged securities that can be sold or repledged by the secured party are identified as financial instruments owned (pledged to various parties) on the Consolidated balance sheets.
At June 30, 2005, and December 31, 2004, the Firm had received securities as collateral that can be repledged, delivered or otherwise used with a fair value of approximately $325 billion and $252 billion, respectively. This collateral was generally obtained under resale or securities borrowing agreements. Of these securities, approximately $303 billion and $238 billion, respectively, were repledged, delivered or otherwise used, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales.

NOTE 10 – LOANS
For a discussion of the accounting policies relating to Loans, see Note 11 on pages 101–102 of JPMorgan Chase’s 2004 Annual Report. The composition of the loan portfolio at each of the dates indicated was as follows:

(in millions)	June 30, 2005	December 31, 2004

U.S. wholesale loans:
Commercial and industrial	$61,390	$60,223
Real estate	12,671	13,038
Financial institutions	18,015	14,060
Lease financing receivables	2,754	4,043
Other	15,266	8,504

Total U.S. wholesale loans	110,096	99,868

Non-U.S. wholesale loans:
Commercial and industrial	27,953	25,115
Real estate	1,145	1,747
Financial institutions	9,307	7,269
Lease financing receivables	1,087	1,068

Total non-U.S. wholesale loans	39,492	35,199

Total wholesale loans:(a)
Commercial and industrial	89,343	85,338
Real estate(b)	13,816	14,785
Financial institutions	27,322	21,329
Lease financing receivables	3,841	5,111
Other	15,266	8,504

Total wholesale loans	149,588	135,067

Total consumer loans:(c)
Home finance
Home equity & other	72,346	67,837
Mortgage	58,594	56,816

Total Home finance	130,940	124,653
Auto & education finance	52,309	62,712
Consumer & small business and other	14,678	15,107
Credit card receivables(d)	68,510	64,575

Total consumer loans	266,437	267,047

Total loans(e)(f)(g)	$416,025	$402,114

(a)	Includes Investment Bank, Commercial Banking, Treasury & Securities Services and Asset & Wealth Management.

(b)
Represents credits extended for real estate-related purposes to borrowers who are primarily in the real estate development or investment businesses and for which the primary repayment is from the sale, lease, management, operations or refinancing of the property.

(c)	Includes Retail Financial Services and Card Services.

(d)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.

(e)	Loans are presented net of unearned income of $3.3 billion and $4.1 billion at June 30, 2005, and December 31, 2004, respectively.

(f)	Includes loans held-for-sale (principally mortgage-related loans) of $31.0 billion and $25.7 billion at June 30, 2005, and December 31, 2004, respectively.

(g)	Amounts are presented gross of the Allowance for loan losses.
The following table reflects information about the Firm’s loans held-for-sale, principally mortgage-related:

	Three months ended June 30,(a)		Six months ended June 30,(a)
(in millions)	2005	2004	2005	2004

Net gains on sales of loans held-for-sale	$149	$129	$301	$293
Lower of cost or market adjustments	9	10	(117)	10

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

NOTE 11– ALLOWANCE FOR CREDIT LOSSES
For a discussion of the Allowance for credit losses and the related accounting policies, see Note 12 on pages 102-103 of JPMorgan Chase’s 2004 Annual Report.
The table below summarizes the changes in the Allowance for loan losses:

	Six months ended June 30,(a)
(in millions)	2005	2004

Allowance for loan losses at January 1	$7,320	$4,523

Gross charge-offs	(2,042)	(1,131)
Gross recoveries	453	295

Net charge-offs	(1,589)	(836)

Provision for loan losses	1,067	282
Other	(4)	(2)

Allowance for loan losses at June 30(b)	$6,794	$3,967

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

(b)
Includes $314 million of asset-specific and $6.5 billion of formula-based allowance at June 30, 2005. Included within the formula-based allowance is $4.7 billion related to a statistical calculation and an adjustment to the statistical calculation of $1.8 billion. During the second quarter of 2005, the Firm refined its historical and market-based inputs used for estimating the formula-based component of the wholesale allowance. These refinements resulted in an increase to the statistical calculation and a decrease to the adjustments to the statistical calculation, the portion of the formula-based allowance that covers estimate imprecision; these adjustments were largely offsetting.

The table below summarizes the changes in the Allowance for lending-related commitments:

	Six months ended June 30,(a)
(in millions)	2005	2004

Allowance for lending-related commitments at January 1	$492	$324
Provision for lending-related commitments	(53)	(64)

Allowance for lending-related commitments at June 30(b)	$439	$260

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

(b)
Includes $104 million of asset-specific and $335 million of formula-based allowance at June 30, 2005. The formula-based allowance for lending-related commitments is based on a statistical calculation. There is no adjustment to the statistical calculation for lending-related commitments.

NOTE 12 – LOAN SECURITIZATIONS
For a discussion of the accounting policies relating to Loan Securitizations, see Note 13 on pages 103–106 of JPMorgan Chase’s 2004 Annual Report. JPMorgan Chase securitizes, sells and services various consumer loans, such as consumer real estate, credit card and automobile loans, as well as certain wholesale loans (primarily real estate) originated by the Investment Bank. In addition, the Investment Bank purchases, packages and securitizes commercial and consumer loans. All IB activity is collectively referred to below as Wholesale activities. JPMorgan Chase-sponsored securitizations utilize special purpose entities (“SPEs”) as part of the securitization process. These SPEs meet the definition of a “qualifying” special purpose entity (“QSPE”), as discussed in Note 1 on page 88 of JPMorgan Chase’s 2004 Annual Report; accordingly, the assets and liabilities of securitization-related QSPEs are not reflected in the Firm’s Consolidated balance sheets (except for retained interests, as described below) but are included on the balance sheet of the QSPE purchasing the assets. Assets held by securitization–related QSPEs as of June 30, 2005, and December 31, 2004, were as follows:

(in billions)	June 30, 2005	December 31, 2004

Credit card receivables	$103.2	$106.3
Residential mortgage receivables	20.7	19.1
Wholesale activities	53.5	44.8
Automobile loans	5.7	4.9

Total	$183.1	$175.1

The following table summarizes new securitization transactions that were completed during the three and six months ended June 30, 2005 and 2004, the resulting gains or losses arising from such securitizations, certain cash flows received from such securitizations, and the key economic assumptions used in measuring the retained interests, as of the dates of such sales:

	Three months ended June 30, (a)
	2005						2004
					Wholesale						Wholesale
(in millions)	Mortgage	(c)	Credit card	Automobile	Activities	(c)(d)	Mortgage		Credit card	Automobile	Activities

Principal securitized	$2,707		$4,850	$2,300	$3,632		$1,094		$1,750	$—	$2,521
Pre-tax gains (losses)	10		33	10 (e)	18		16		9	—	34
Cash flow information:
Proceeds from securitizations	$2,706		$4,850	$1,618	$3,642		$1,340		$1,750	$—	$2,916
Servicing fees collected	3		12	2	—		3		11	—	—
Other cash flows received	—		51	—	—		—		29	—	9
Proceeds from collections reinvested in revolving securitizations	—		31,042	—	—		—		14,497	—	—

Key assumptions (rates per annum):
Prepayment rate(b)	—		16.7%	1.5%	50%		23.8%		15.7%	—	50.0%
			PPR	ABS			CPR		PPR
Weighted-average life (in years)	—		0.5	1.5	1.0		3.0		0.6	—	2.3
Expected credit losses	—		5.3%	0.6%	—%		1.0	%(f)	5.5%	—	—	% (f)
Discount rate	—		12.0%	6.3%	0.6%		15.0%		12.0%	—	1.5%

	Six months ended June 30, (a)
	2005						2004
					Wholesale						Wholesale
(in millions)	Mortgage	(c)	Credit card	Automobile	Activities	(c)(d)	Mortgage		Credit card	Automobile	Activities

Principal securitized	$6,281		$5,275	$2,300	$6,396		$3,809		$3,250	$1,600	$4,481
Pre-tax gains (losses)	20		35	10 (e)	54		64		19	(3)	69
Cash flow information:
Proceeds from securitizations	$6,302		$5,275	$1,618	$6,445		$3,863		$3,250	$1,597	$4,960
Servicing fees collected	4		13	2	—		4		13	1	1
Other cash flows received	—		55	—	—		—		35	—	12
Proceeds from collections reinvested in revolving securitizations	—		62,506	—	—		—		29,190	—	—

Key assumptions (rates per annum):
Prepayment rate(b)	—		16.7%	1.5%	50%		23.8-25.9%		15.5-15.7%	1.5%	17.0-50.0%
			PPR	ABS			CPR		PPR	ABS
Weighted-average life (in years)	—		0.5	1.5	1.0		2.8-3.0		0.6	1.8	2.3-4.0
Expected credit losses	—		5.3-5.7%	0.6%	—%		1.0	%(f)	5.5-5.8%	0.6%	—	%(f)
Discount rate	—		12.0%	6.3%	0.6%		15.0-30.0%		12.0%	4.1%	0.6-5.0%

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the result of heritage JPMorgan Chase only.

(b)	CPR: constant prepayment rate; ABS: absolute prepayment speed; PPR: principal payment rate.

(c)	No interests other than servicing assets were retained in Mortgage in the first and second quarters of 2005 and no interests were retained in wholesale securitizations in the first quarter of 2005.

(d)
Wholesale activities consist of wholesale loans (primarily real estate) originated by the Investment Bank as well as $1.4 billion and $1.9 billion for the three months and six months ended June 30, 2005, respectively, of consumer loans purchased from the market, packaged and securitized by the Investment Bank.

(e)
The auto securitization gain of $10 million does not include the write-down of loans transferred to held-for-sale in the first quarter of 2005 and risk management activities intended to protect the economic value of loans while held-for-sale.

(f)	Expected credit losses for prime residential mortgage and certain wholesale securitizations are minimal and are incorporated into other assumptions.
In addition to securitization transactions, the Firm sold residential mortgage loans totaling $11.8 billion and $19.9 billion during the three months ended June 30, 2005 and 2004, respectively, primarily as GNMA, FNMA and Freddie Mac mortgage-backed securities; these sales resulted in pre-tax gains of $72 million and $10 million, respectively. During the first six months of 2005 and 2004, JPMorgan Chase sold residential mortgage loans totaling $23.1 billion and $37.9 billion, respectively; these sales resulted in pre-tax gains of $109 million and $59 million, respectively.
At June 30, 2005, and December 31, 2004, the Firm had, with respect to its credit card master trusts, $33.9 billion and $35.2 billion, respectively, related to its undivided interest, and $2.2 billion and $2.1 billion, respectively, related to its subordinated interest, in accrued interest and fees on the securitized receivables, net of an allowance for uncollectible amounts. Credit card securitization trusts require the Firm to maintain a minimum undivided interest of 4% to 7% of the principal receivables in the trusts. The Firm maintained an average undivided interest in its principal receivables in the trusts of approximately 26% and 23% for the six months ended June 30, 2005, and for the year ended December 31, 2004, respectively.
The Firm retained senior securities totaling approximately $600 million from the second quarter 2005 auto securitization. At June 30, 2005, these securities are recorded as available-for-sale securities.
The Firm also maintains escrow accounts up to predetermined limits for some of its credit card and automobile securitizations, in the unlikely event of deficiencies in cash flows owed to investors. The amounts available in such escrow accounts are recorded in Other assets and, as of June 30, 2005, amounted to $482 million and $110 million for credit card and automobile securitizations, respectively; as of December 31, 2004, the amounts available in escrow accounts were $395 million and $132 million for credit card and automobile securitizations, respectively.
The table below summarizes other retained securitization interests, which are primarily subordinated or residual interests and are carried at fair value on the Firm’s Consolidated balance sheets:

(in millions)	June 30, 2005	December 31, 2004

Residential mortgage(a)	$306	$433
Credit card(a)	487	494
Automobile(a)	128	85
Wholesale activities	32	23

Total	$953	$1,035

(a)
Pre-tax unrealized gains (losses) recorded in Stockholders’ equity that relate to retained securitization interests totaled $97 million and $118 million for Residential mortgage; $4 million and $(3) million for Credit cards; and $9 million and $11 million for Automobile at June 30, 2005, and December 31, 2004, respectively.

The table below outlines the key economic assumptions used to determine the fair value of the remaining retained interests at June 30, 2005, and December 31, 2004, respectively; and the sensitivities of those fair values to immediate 10% and 20% adverse changes in those assumptions:

June 30, 2005 (in millions)	Mortgage		Credit card		Automobile		Wholesale activities

Weighted-average life (in years)	0.7-3.3			0.4-0.9		1.2	0.1-4.0

Prepayment rate	13.9-41.0	% CPR	9.1-20.0	%PPR	1.5	%ABS	17.5-50%
Impact of 10% adverse change	$(1)			$(37)		$(3)	$(1)
Impact of 20% adverse change	—			(74)		(7)	(2)

Loss assumption	0.0-4.9	%(b)		4.7-8.5%		0.6%	0.0–2.0	%(b)
Impact of 10% adverse change	$(12)			$(110)		$(4)	$—
Impact of 20% adverse change	(23)			(220)		(8)	—
Discount rate	13.0-30.0	%(c)		4.7-12.0%		6.3%	1.0–22.9%
Impact of 10% adverse change	$(6)			$(2)		$(1)	$—
Impact of 20% adverse change	(11)			(3)		(2)	—

December 31, 2004 (in millions)	Mortgage		Credit card		Automobile		Wholesale activities

Weighted-average life (in years)	0.8-3.4			0.5-1.0		1.3	0.2-4.0

Prepayment rate	15.1–37.1	% CPR	8.3–16.7	% PPR	1.4	% ABS	0.0–50.0	%(a)
Impact of 10% adverse change	$(5)			$(34)		$(6)	$(1)
Impact of 20% adverse change	(8)			(69)		(13)	(1)

Loss assumption	0.0–5.0	%(b)		5.7–8.4%		0.7%	0.0–3.0	% (b)
Impact of 10% adverse change	$(17)			$(144)		$(4)	$—
Impact of 20% adverse change	(34)			(280)		(8)	—
Discount rate	13.0–30.0	%(c)		4.9–12.0%		5.5%	1.0–22.9%
Impact of 10% adverse change	$(9)			$(2)		$(1)	$—
Impact of 20% adverse change	(18)			(4)		(2)	—

(a)	Prepayment risk on certain wholesale retained interests are minimal and are incorporated into other assumptions.

(b)	Expected credit losses for prime residential mortgage and certain wholesale securitizations are minimal and are incorporated into other assumptions.

(c)
The Firm sells certain residual interests from subprime mortgage securitizations via Net Interest Margin (“NIM”) securitizations and retains residual interests in these NIM transactions, which are valued using a 30% discount rate.

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
The table below presents information about delinquencies, net credit losses and components of reported and securitized financial assets at June 30, 2005 and December 31, 2004:

			Nonaccrual and 90 days
	Total Loans		or more past due		Net loan charge-offs (a)
	June 30,	Dec. 31,	June 30,	Dec. 31,	Three months ended June 30,		Six months ended June 30,
(in millions)	2005	2004	2005	2004	2005	2004	2005	2004

Loans reported
Home finance	$130,940	$124,653	$662	$673	$38	$28	$79	$56
Auto & education finance	52,309	62,712	190	193	47	31	130	71
Consumer & small business and other	14,678	15,107	280	295	29	21	57	38
Credit card receivables	68,510	64,575	979	1,006	711	259	1,384	529

Total consumer loans	266,437	267,047	2,111	2,167	825	339	1,650	694
Total wholesale loans	149,588	135,067	1,259	1,582	(52)	53	(61)	142

Total loans reported	416,025	402,114	3,370	3,749	773	392	1,589	836
Securitized loans:
Residential mortgage(b)	8,607	11,533	343	460	27	40	59	80
Automobile	5,553	4,763	8	12	2	5	7	12
Credit card	68,808	70,795	1,141	1,337	930	486	1,847	959

Total consumer loans securitized	82,968	87,091	1,492	1,809	959	531	1,913	1,051
Securitized wholesale activities	2,935	1,401	—	—	—	—	—	—

Total loan securitized(c)	85,903	88,492	1,492	1,809	959	531	1,913	1,051

Total loans reported and securitized(d)	$501,928	$490,606	$4,862	$5,558	$1,732	$923	$3,502	$1,887

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

(b)	Includes $7.6 billion and $10.3 billion of outstanding principal balances on securitized subprime 1–4 family residential mortgage loans as of June 30, 2005, and December 31, 2004, respectively.

(c)
Total assets held in securitization-related SPEs were $183.1 billion and $175.1 billion at June 30, 2005, and December 31, 2004, respectively. The $85.9 billion and $88.5 billion of loans securitized at June 30, 2005, and December 31, 2004, respectively, excludes: $62.6 billion and $50.8 billion, respectively, of securitized loans in which the Firm’s only continuing involvement is the servicing of the assets; $33.9 billion and $35.2 billion, respectively, of seller’s interests in credit card master trusts; and $0.7 billion and $0.6 billion, respectively, of escrow accounts and other assets.

(d)	Represents both loans on the Consolidated balance sheets and loans that have been securitized, but excludes loans for which the Firm’s only continuing involvement is servicing of the assets.
NOTE 13 – VARIABLE INTEREST ENTITIES
Refer to Note 1 on page 88 and Note 14 on pages 106-109 of JPMorgan Chase’s 2004 Annual Report for a further description of JPMorgan Chase’s policies regarding consolidation of variable interest entities (“VIEs”) as well as the utilization of VIEs by the Firm.
Multi-seller conduits
The following table summarizes the Firm’s involvement with Firm-administered multi-seller conduits:

	Consolidated		Nonconsolidated		Total
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
(in billions)	2005	2004	2005	2004	2005	2004

Total commercial paper issued by conduits	$30.6	$35.8	$8.5	$9.3	$39.1	$45.1

Commitments
Asset-purchase agreements	$44.1	$47.2	$15.2	$16.3	$59.3	$63.5
Program-wide liquidity commitments	4.0	4.0	1.0	2.0	5.0	6.0
Limited credit enhancements	1.3	1.4	1.0	1.2	2.3	2.6

Maximum exposure to loss(a)	45.1	48.2	15.7	16.9	60.8	65.1

(a)
The Firm’s maximum exposure to loss is limited to the amount of drawn commitments (i.e., sellers’ assets held by the multi-seller conduits for which the Firm provides liquidity support) of $36.6 billion and $42.2 billion at June 30, 2005, and December 31, 2004, respectively, plus contractual but undrawn commitments of $24.2 billion and $22.9 billion at June 30, 2005, and December 31, 2004, respectively. Since the Firm provides credit enhancement and liquidity to these multi-seller conduits, the maximum exposure is not adjusted to exclude exposure absorbed by third-party liquidity providers.

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
Additionally, the Firm is involved with a structured investment vehicle (“SIV”) that funds a diversified portfolio of highly rated assets by issuing medium-term notes, commercial paper and capital. The assets and liabilities of this SIV were approximately $9.1 billion and $7.1 billion at June 30, 2005, and December 31, 2004, respectively, and were included in the Firm’s Consolidated balance sheets.
Client intermediation
Assets held by certain client intermediation-related VIEs at June 30, 2005, and December 31, 2004, were as follows:

(in billions)	June 30, 2005	December 31, 2004

Credit-linked note vehicles(a)	$16.9	$17.8
Municipal bond vehicles(b)	10.0	7.5

(a)
The fair value of the Firm’s derivative contracts with credit-linked note vehicles was not material at June 30, 2005, and December 31, 2004. Assets of $1.9 billion and $2.3 billion reported in the table above were recorded on the Firm’s Consolidated balance sheets at June 30, 2005, and December 31, 2004, respectively, due to contractual relationships held by the Firm that relate to collateral held by the VIE.

(b)
Total amounts consolidated due to the Firm owning residual interests was $2.5 billion and $2.6 billion at June 30, 2005, and December 31, 2004, and are reported in the table above. Total liquidity commitments were $4.7 billion and $3.1 billion at June 30, 2005, and December 31, 2004, respectively. The Firm’s maximum credit exposure to all municipal bond vehicles was $7.2 billion and $5.7 billion at June 30, 2005, and December 31, 2004, respectively.

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
Consolidated VIE assets
The following table summarizes the Firm’s total consolidated VIE assets, by classification on the Consolidated balance sheets, as of June 30, 2005, and December 31, 2004.

(in billions)	June 30, 2005	December 31, 2004

Consolidated VIE assets(a)
Investment securities	$9.3	$10.6
Trading assets(b)	7.4	4.7
Loans	4.0	3.4
Interests in purchased receivables	27.8	31.6
Other assets	0.5	0.4

Total consolidated assets	$49.0	$50.7

(a)
The Firm also holds $4.1 billion and $3.4 billion of assets, at June 30, 2005, and December 31, 2004, respectively, primarily as a seller’s interest, in certain consumer securitizations in a segregated entity, as part of a two-step securitization transaction. This interest is included in the securitization activities disclosed in Note 12 on pages 76-79 of this Form 10-Q.

(b)	Includes the fair value of securities and derivatives.
The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item titled “Beneficial interests issued by consolidated VIEs” on the Consolidated balance sheets. The holders of these beneficial interests do not have recourse to the general credit of JPMorgan Chase.

NOTE 14 – GOODWILL AND OTHER INTANGIBLE ASSETS
For a discussion of accounting policies related to Goodwill and Other intangible assets, see Note 15 on pages 109–111 of JPMorgan Chase’s 2004 Annual Report.
Goodwill and Other intangible assets consist of the following:

(in millions)	June 30, 2005	December 31, 2004

Goodwill	$43,537	$43,203
Mortgage servicing rights	5,026	5,080
Purchased credit card relationships	3,528	3,878

All other intangibles:
Other credit card–related intangibles	$250	$272
Core deposit intangibles	3,016	3,328
Other intangibles	2,053	2,126

Total All other intangible assets	$5,319	$5,726

Goodwill
As of June 30, 2005, goodwill increased by $334 million compared with December 31, 2004, principally in connection with the joint venture partnership established with Cazenove and the acquisition of Vastera. Goodwill was not impaired at June 30, 2005, or December 31, 2004, nor was any goodwill written off during the six months ended June 30, 2005 or 2004.
Under SFAS 142, goodwill must be allocated to reporting units and tested for impairment. Goodwill attributed to the business segments was as follows:

			Goodwill resulting
(in millions)	June 30, 2005	December 31, 2004	from the Merger

Investment Bank	$3,488	$3,309	$1,179
Retail Financial Services	15,030	15,022	14,576
Card Services	12,817	12,781	12,802
Commercial Banking	2,660	2,650	2,599
Treasury & Securities Services	2,130	2,044	465
Asset & Wealth Management	7,035	7,020	2,539
Corporate (Private Equity)	377	377	—

Total goodwill	$43,537	$43,203	$34,160

Mortgage servicing rights
For a further description of the mortgage servicing rights (“MSRs”) asset and the interest rate risk management of MSRs, see Note 15 on pages 109–111 of JPMorgan Chase’s 2004 Annual Report. The following table summarizes MSR activity during the six months ended June 30, 2005 and 2004:

Six months ended June 30, (a) (in millions)	2005	2004

Balance at January 1	$6,111	$6,159
Additions	763	979
Sales	—	—
Other-than-temporary impairment	—	(108)
Amortization	(664)	(653)
SFAS 133 hedge valuation adjustments	(510)	256

Balance at June 30	5,700	6,633
Less: valuation allowance	674	926

Balance at June 30, after valuation allowance	$5,026	$5,707
Estimated fair value at June 30	$5,026	$5,707
Weighted-average prepayment speed assumption (CPR)	18.13%	14.83%
Weighted-average discount rate	8.54%	7.19%

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
CPR: Constant prepayment rate

JPMorgan Chase uses a combination of derivatives, AFS securities and trading securities to manage changes in the fair value of the MSR asset. These risk management activities are intended to protect the economic value of the MSR asset by providing offsetting changes in the fair value of related risk management instruments. The type and amount of hedging instruments used in this risk management activity change over time as market conditions and approach dictate.
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

Six months ended June 30, (a) (in millions)	2005	2004

Balance at January 1	$1,031	$1,378
Other-than-temporary impairment	—	(108)
SFAS 140 impairment (recovery) adjustment	(357)	(344)

Balance at June 30	$674	$926

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.
Purchased credit card relationships and All other intangible assets
There were no Purchased credit card relationship intangibles added during the six months ended June 30, 2005. All other intangibles increased approximately $19 million during the six months ended June 30, 2005. For the six months ended June 30, 2005, Purchased credit card relationship intangibles and All other intangibles decreased by $350 million and $426 million, respectively, as a result of amortization. Except for $513 million of indefinite-lived intangible assets, the remainder of the Firm’s other acquired intangible assets are subject to amortization.
The components of credit card relationships, core deposits and other intangible assets were as follows:

	June 30, 2005				December 31, 2004
				Net				Net
	Gross	Accumulated		carrying	Gross	Accumulated		carrying
(in millions)	amount	amortization		value	amount	amortization		value

Purchased credit card relationships	$5,225	$1,697		$3,528	$5,225	$1,347		$3,878

All other intangibles:
Other credit card–related intangibles	$295	$45		$250	$295	$23		$272
Core deposit intangibles	3,797	781		3,016	3,797	469		3,328
Other intangibles	2,547	494	(a)	2,053	2,528	402	(a)	2,126

Total All other intangibles	$6,639	$1,320		$5,319	$6,620	$894		$5,726

Amortization expense	Three months ended June 30,(b)		Six months ended June 30,(b)
(in millions)	2005	2004	2005	2004

Purchased credit card relationships	$175	$60	$350	$121
Other credit card–related intangibles	11	—	22	—
Core deposit intangibles	155	1	312	2
Other intangibles	44	18	84	35

Total amortization expense	$385	$79	$768	$158

(a)
Includes $8 million and $7 million of amortization expense related to servicing assets on securitized automobile loans, which is recorded in Asset management, administration and commissions, for the six months ended June 30, 2005 and 2004, respectively.

(b)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

Future amortization expense
The following table presents future estimated amortization expense related to credit card relationships, core deposits and other intangible assets at June 30, 2005:

	Purchased	Other credit	Core
	credit card	card-related	deposit	Other
For the year: (in millions)	relationships	intangibles	intangibles	intangibles	Total

2005(a)	$701	$45	$624	$164	$1,534
2006	674	40	531	156	1,401
2007	606	35	403	139	1,183
2008	502	33	294	128	957
2009	360	29	239	123	751
2010	301	27	238	112	678

(a)
Includes $350 million, $22 million, $312 million and $84 million of amortization expense related to Purchased credit card relationships, other credit card-related intangibles, core deposit intangibles and other intangibles, respectively, recognized during the first six months of 2005.

NOTE 15 – EARNINGS PER SHARE
For a discussion of the computation of basic and diluted earnings per share (“EPS”), see Note 20 on page 114 of JPMorgan Chase’s 2004 Annual Report. The following table presents the calculation of basic and diluted EPS for the three and six months ended June 30, 2005 and 2004:

	Three months ended June 30,(a)		Six months ended June 30, (a)
(in millions, except per share amounts)	2005	2004	2005	2004

Basic earnings per share
Net income	$994	$(548)	$3,258	$1,382
Less: preferred stock dividends	3	13	8	26

Net income applicable to common stock	$991	$(561)	$3,250	$1,356
Weighted-average basic shares outstanding	3,493.0	2,042.8	3,505.2	2,037.6

Net income per share	$0.28	$(0.27)	$0.93	$0.67

Diluted earnings per share
Net income applicable to common stock	$991	$(561)	$3,250	$1,356
Weighted-average basic shares outstanding	3,493.0	2,042.8	3,505.2	2,037.6
Add: Broad-based options	3.4	— (c)	3.6	6.3
Restricted stock and key employee options	51.9	— (c)	50.2	52.4

Weighted-average diluted shares outstanding	3,548.3	2,042.8	3,559.0	2,096.3

Net income per share(b)	$0.28	$(0.27)	$0.91	$0.65

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

(b)
Options issued under employee benefit plans to purchase 379 million and 208 million shares of common stock were outstanding for the three months ended June 30, 2005 and 2004, respectively, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares. For the six months ended June 30, 2005 and 2004, options issued under employee benefit plans to purchase common stock excluded from the computation were 370 million and 208 million shares, respectively.

(c)	Common equivalent shares have been excluded from the computation of diluted loss per share for the three months ended June 30, 2004, as the effect would be antidilutive.
NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the after-tax change in unrealized gains and losses on AFS securities, cash flow hedging activities and foreign currency translation adjustments (including the impact of related derivatives).

	Unrealized			Cash	Accumulated other
(in millions)	gains (losses)		Translation	flow	comprehensive
Six months ended June 30, 2005(a)	on AFS securities(b)		adjustments	hedges	income (loss)

Balance at December 31, 2004	$(61)		$(8)	$(139)	$(208)
Net change	190	(c)	— (d)	(43) (e)	147

Balance at June 30, 2005	$129		$(8)	$(182)	$(61)

Six months ended June 30, 2004(a)

Balance at December 31, 2003	$19		$(6)	$(43)	$(30)
Net change	(936	)(c)	— (d)	56 (e)	(880)

Balance at June 30, 2004	$(917)		$(6)	$13	$(910)

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

(b)	Represents the after-tax difference between the fair value and amortized cost of the AFS securities portfolio and retained interests in securitizations recorded in Other assets.

(c)
The net change for the six months ended June 30, 2005, was primarily due to sales of investment securities at losses partially offset by higher interest rates. The net change for the six months ended June 30, 2004, was primarily due to rising interest rates.

(d)
At June 30, 2005 and 2004, included $(270) million and $(84) million, respectively, of after-tax gains (losses) on foreign currency translation from operations for which the functional currency is other than the U.S. dollar, offset by $270 million and $84 million, respectively, of after-tax gains (losses) on hedges.

(e)
The net change for the six months ended June 30, 2005, included $50 million of after-tax losses recognized in income and $93 million of after-tax losses representing the net change in derivative fair values that were recorded in comprehensive income. The net change for the six months ended June 30, 2004, included $13 million of after-tax losses recognized in income and $43 million of after-tax gains representing the net change in derivative fair values that were reported in comprehensive income.

NOTE 17 – COMMITMENTS AND CONTINGENCIES
Litigation reserve
On June 14, 2005, JPMorgan Chase reached an agreement in principle to settle, for $2.2 billion (pre-tax), the Enron class action litigation entitled Newby v. Enron Corp. The Firm also recorded in the second quarter a nonoperating charge of $1.9 billion to cover the settlement and to increase its reserves for certain other remaining material legal matters.
On March 17, 2005, JPMorgan Chase reached an agreement to settle, for $2.0 billion (pre-tax), its class action litigation regarding WorldCom, Inc. In connection with the settlement, JPMorgan Chase increased its Litigation reserve by $900 million (pre-tax).
While the outcome of litigation is inherently uncertain, the amount of the Firm’s Litigation reserves at June 30, 2005, reflected management’s assessment of the appropriate litigation reserve level at that date in light of all information then known; the Firm believes its litigation reserves, at June 30, 2005, are adequate to meet its remaining litigation expenses. Management reviews litigation reserves periodically, and the reserve may be increased or decreased in the future to reflect further litigation developments. The Firm believes it has meritorious defenses to claims asserted against it in its currently outstanding litigation and intends to continue to defend itself vigorously, litigating or settling cases, according to management’s judgment as to what is in the best interest of stockholders.
NOTE 18 – ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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

	Three months ended June 30,(a)		Six months ended June 30,(a)
(in millions)	2005	2004	2005	2004

Fair value hedge ineffective net gains/(losses)(b)	$60	$(49)	$(41)	$(100)
Cash flow hedge ineffective net gains/(losses)(b)	—	—	—	(1)
Cash flow hedging gains on forecasted transactions that failed to occur	—	—	—	—

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

(b)	Includes ineffectiveness and the components of hedging instruments that have been excluded from the assessment of hedge effectiveness.
Over the next 12 months, it is expected that $46 million (after-tax) of net gains recorded in Other comprehensive income at June 30, 2005, will be recognized in earnings. The maximum length of time over which forecasted transactions are hedged is 10 years, related to core lending and borrowing activities.

NOTE 19 – OFF-BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS AND GUARANTEES
For a discussion of off–balance sheet lending-related financial instruments and guarantees, and the Firm’s related accounting policies, see Note 27 on pages 119–120 of JPMorgan Chase’s 2004 Annual Report. To provide for the risk of loss inherent in wholesale-related contracts, an allowance for credit losses on lending-related commitments is maintained. See Note 12 on pages 102–103 of JPMorgan Chase’s 2004 Annual Report for a further discussion regarding the allowance for credit losses on lending-related commitments. The following table summarizes the contractual amounts of off–balance sheet lending-related financial instruments and guarantees and the related allowance for credit losses on lending-related commitments at June 30, 2005, and December 31, 2004:
Off-balance sheet lending-related financial instruments

			Allowance for lending-
	Contractual amount		related commitments
	June 30,	December 31,	June 30,	December 31,
(in millions)	2005	2004	2005	2004

Consumer	$608,413	$601,196	$13	$12
Wholesale:
Other unfunded commitments to extend credit(a)(b)(c)	232,622	225,152	259	185
Standby letters of credit and guarantees(a)(d)(e)	74,834	78,084	161	292
Other letters of credit(a)	6,578	6,163	6	3

Total wholesale	314,034	309,399	426	480

Total off–balance sheet lending-related financial instruments	$922,447	$910,595	$439	$492

Customers’ securities lent(f)	$234,149	$215,972	NA	NA

(a)	Represents contractual amount net of risk participations totaling $27.0 billion and $26.4 billion at June 30, 2005, and December 31, 2004, respectively.

(b)
Includes unused advised lines of credit totaling $23.6 billion and $22.8 billion at June 30, 2005, and December 31, 2004, respectively, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable.

(c)
Includes certain asset purchase agreements to the Firm’s administered multi-seller asset-backed commercial paper conduits of $31.9 billion and $31.8 billion at June 30, 2005, and December 31, 2004, respectively; excludes $27.4 billion and $31.7 billion at June 30, 2005, and December 31, 2004, respectively, of asset purchase agreements related to the Firm’s administered multi-seller asset-backed commercial paper conduits consolidated in accordance with FIN 46R, as the underlying assets of the conduits are reported in the Firm’s Consolidated balance sheets. It also includes $3.4 billion and $7.5 billion at June 30, 2005, and December 31, 2004, respectively, of asset purchase agreements to structured wholesale loan vehicles and other third-party entities. The allowance for credit losses on lending-related commitments related to these agreements was insignificant at June 30, 2005, and December 31, 2004.

(d)	JPMorgan Chase held collateral relating to $8.1 billion and $7.4 billion of these arrangements at June 30, 2005, and December 31, 2004, respectively.

(e)	Includes unused commitments to issue standby letters of credit of $34.8 billion and $38.4 billion at June 30, 2005, and December 31, 2004, respectively.

(f)	Collateral held by the Firm in support of securities lending indemnification agreements was $240.6 billion and $221.6 billion at June 30, 2005, and December 31, 2004, respectively.
For a discussion of the off–balance sheet lending-related arrangements the Firm considers to be guarantees under FIN 45, and the related accounting policies, see Note 27 on pages 119–120 of JPMorgan Chase’s 2004 Annual Report. The amount of the liability related to guarantees recorded at June 30, 2005, and December 31, 2004, excluding the allowance for credit losses on lending-related commitments and derivative contracts discussed below, was $333 million and $341 million, respectively.
In addition to the contracts noted above, there are certain derivative contracts to which the Firm is a counterparty that meet the characteristics of a guarantee under FIN 45. For a discussion of the derivatives the Firm considers to be guarantees, and the related accounting policies, see Note 27 on pages 119–120 of JPMorgan Chase’s 2004 Annual Report. The total notional value of the derivatives that the Firm deems to be guarantees was $62 billion and $53 billion at June 30, 2005, and December 31, 2004, respectively. The fair value related to these contracts was a derivative receivable of $195 million and $180 million, and a derivative payable of $857 million and $622 million at June 30, 2005, and December 31, 2004, respectively.

NOTE 20 – BUSINESS SEGMENTS
JPMorgan Chase is organized into six major reportable business segments: the Investment Bank, Retail Financial Services, Card Services, Commercial Banking, Treasury & Securities Services and Asset & Wealth Management, as well as a Corporate segment. The segments are based upon the products and services provided or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on an operating basis. For a definition of operating basis, see the footnotes to the table below. For a further discussion concerning JPMorgan Chase’s business segments, see Business segment results on pages 14-15 of this Form 10–Q, and pages 28–29 and Note 31 on pages 126–127 of JPMorgan Chase’s 2004 Annual Report.
The following table provides a summary of the Firm’s segment results for the three and six months ended June 30, 2005 and 2004, on an operating basis. The effect of credit card securitizations, Merger costs and nonoperating Litigation reserve charges have been included in Corporate/Reconciling items so that total Firm results are on a reported basis. Finally, Operating revenue (Noninterest revenue and Net interest income) for each of the segments is presented on a tax-equivalent basis. Accordingly, revenue from tax-exempt securities and investments that receive tax credits are presented in the operating results on a basis comparable to taxable securities and investments. This allows management to assess the comparability of revenues arising from both taxable and tax-exempt sources. The corresponding income tax impact related to these items is recorded within Income tax expense. The effect of the tax-equivalent basis adjustments is eliminated in Corporate/Reconciling items to reflect results on a reported basis. Segment results for the three and six months ended June 30, 2004, reflect heritage JPMorgan Chase–only results and have been restated to reflect the current business segment organization and reporting classifications.
Segment results and reconciliation(a)

		Retail			Treasury &	Asset	Corporate/
(in millions, except ratios)	Investment	Financial	Card	Commercial	Securities	& Wealth	Reconciling
Three months ended June 30, 2005(b)	Bank(d)	Services	Services(e)	Banking	Services	Management	Items(d)(e)(f)	Total

Net interest income	$342	$2,558	$2,976	$648	$510	$274	$(2,307)	$5,001
Noninterest revenue	2,408	1,241	910	252	1,078	1,069	784	7,742

Total net revenue	2,750	3,799	3,886	900	1,588	1,343	(1,523)	12,743

Provision for credit losses	(343)	94	1,641	142	2	(20)	(929)	587
Credit reimbursement (to)/from TSS(c)	38	—	—	—	(38)	—	—	—
Merger costs	—	—	—	—	—	—	279 (g)	279
Litigation reserve charge	—	—	—	—	—	—	1,872	1,872
Other noninterest expense	2,178	2,126	1,383	473	1,194	917	477	8,748

Income (loss) before income tax expense	953	1,579	862	285	354	446	(3,222)	1,257
Income tax expense (benefit)	347	599	320	111	125	163	(1,402)	263

Net income (loss)	$606	$980	$542	$174	$229	$283	$(1,820)	$994

Average equity	$20,000	$13,250	$11,800	$3,400	$1,900	$2,400	$52,519	$105,269
Average assets	592,383	225,574	140,741	55,963	26,437	42,001	92,934	1,176,033
Return on average equity	12%	30%	18%	21%	48%	47%	NM	4%
Overhead ratio	79	56	36	53	75	68	NM	86

		Retail			Treasury &	Asset	Corporate/
(in millions, except ratios)	Investment	Financial	Card	Commercial	Securities	& Wealth	Reconciling
Three months ended June 30, 2004(b)	Bank(d)	Services	Services(e)	Banking	Services	Management	Items(d)(e)(f)	Total

Net interest income	$307	$1,211	$1,271	$234	$251	$117	$(397)	$2,994
Noninterest revenue	2,632	624	316	100	842	711	412	5,637

Total net revenue	2,939	1,835	1,587	334	1,093	828	15	8,631

Provision for credit losses	(128)	78	748	19	3	(4)	(513)	203
Credit reimbursement (to)/from TSS(c)	2	—	—	—	(2)	—	—	—
Merger costs	—	—	—	—	—	—	90 (g)	90
Litigation reserve charge	—	—	—	—	—	—	3,700	3,700
Other noninterest expense	2,056	1,131	565	203	944	681	133	5,713

Income (loss) before income tax expense	1,013	626	274	112	144	151	(3,395)	(1,075)
Income tax expense (benefit)	369	230	98	47	43	52	(1,366)	(527)

Net income (loss)	$644	$396	$176	$65	$101	$99	$(2,029)	$(548)

Average equity	$14,015	$5,005	$3,346	$747	$3,203	$5,370	$15,178	$46,864
Average assets	439,166	146,693	51,510	17,281	21,040	35,083	92,097	802,870
Return on average equity	18%	32%	21%	35%	13%	7%	NM	NM
Overhead ratio	70	62	36	61	86	82	NM	110%

		Retail			Treasury &	Asset	Corporate/
(in millions, except ratios)	Investment	Financial	Card	Commercial	Securities	& Wealth	Reconciling
Six months ended June 30, 2005(b)	Bank(d)	Services	Services(e)	Banking	Services	Management	Items(d)(e)(f)	Total

Net interest income	$646	$5,211	$5,983	$1,273	$1,006	$556	$(4,449)	$10,226
Noninterest revenue	6,284	2,435	1,682	477	2,064	2,148	1,074	16,164

Total net revenue	6,930	7,646	7,665	1,750	3,070	2,704	(3,375)	26,390

Provision for credit losses	(709)	188	3,277	136	(1)	(27)	(1,850)	1,014
Credit reimbursement (to)/from TSS(c)	76	—	—	—	(76)	—	—	—
Merger costs	—	—	—	—	—	—	424 (g)	424
Litigation reserve charge	—	—	—	—	—	—	2,772	2,772
Other noninterest expense	4,703	4,288	2,696	931	2,259	1,851	912	17,640

Income before income tax expense	3,012	3,170	1,692	683	736	880	(5,633)	4,540
Income tax expense (benefit)	1,081	1,202	628	266	262	321	(2,478)	1,282

Net income	$1,931	$1,968	$1,064	$417	$474	$559	$(3,155)	$3,258

Average equity	$20,000	$13,175	$11,800	$3,400	$1,900	$2,400	$52,632	$105,307
Average assets	579,651	225,348	139,632	55,524	26,733	40,865	101,709	1,169,462
Return on average equity	19%	30%	18%	25%	50%	47%	NM	6%
Overhead ratio	68	56	35	53	74	68	NM	79

		Retail			Treasury &	Asset	Corporate/
(in millions, except ratios)	Investment	Financial	Card	Commercial	Securities	& Wealth	Reconciling
Six months ended June 30, 2004(b)	Bank(d)	Services	Services(e)	Banking	Services	Management	Items(d)(e)(f)	Total

Net interest income	$602	$2,356	$2,544	$461	$494	$239	$(716)	$5,980
Noninterest revenue	6,101	1,090	600	195	1,611	1,437	628	11,662

Total net revenue	6,703	3,446	3,144	656	2,105	1,676	(88)	17,642

Provision for credit losses	(316)	132	1,454	6	4	6	(1,068)	218
Credit reimbursement (to)/from TSS(c)	4	—	—	—	(4)	—	—	—
Merger costs	—	—	—	—	—	—	90 (g)	90
Litigation reserve charge	—	—	—	—	—	—	3,700	3,700
Other noninterest expense	4,382	2,372	1,164	412	1,811	1,330	335	11,806

Income before income tax expense	2,641	942	526	238	286	340	(3,145)	1,828
Income tax expense (benefit)	980	340	188	99	87	119	(1,367)	446

Net income	$1,661	$602	$338	$139	$199	$221	$(1,778)	$1,382

Average equity	$14,550	$5,091	$3,369	$771	$3,196	$5,420	$13,944	$46,341
Average assets	430,658	143,210	51,630	16,760	20,141	35,189	89,506	787,094
Return on average equity	23%	24%	20%	36%	13%	8%	NM	6%
Overhead ratio	65	69	37	63	86	79	NM	88

(a)
In addition to analyzing the Firm’s results on a reported basis, management reviews the line of business results on an “operating basis,” which is a non-GAAP financial measure. The definition of operating basis starts with the reported U.S. GAAP results. In the case of the Investment Bank, operating basis noninterest revenue includes, in Trading revenue, Net interest income (“NII”) related to trading activities. In the case of Card Services, refer to footnote (e). These adjustments do not change JPMorgan Chase’s reported net income. Operating basis also excludes Merger costs and nonoperating Litigation reserve charges, as management believes these items are not part of the Firm’s normal daily business operations (and, therefore, not indicative of trends) and do not provide meaningful comparisons with other periods. Finally, operating results reflect revenues (Noninterest revenue and NII) on a tax-equivalent basis. Refer to footnote (f) for the impact of these adjustments.

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

(d)
Segment operating results include the reclassification of NII related to trading activities to Trading revenue within Noninterest revenue, which primarily impacts the Investment Bank. Trading-related NII reclassified to Trading revenue was $198 million and $439 million for the three months ended June 30, 2005 and 2004, respectively, and $526 million and $1,015 million for the six months ended June 30, 2005 and 2004, respectively. These amounts are eliminated in Corporate/reconciling items to arrive at NII and Noninterest revenue on a reported GAAP basis for JPMorgan Chase.

(e)
Operating results for Card Services exclude the impact of credit card securitizations on revenue, provision for credit losses and average assets, as JPMorgan Chase treats the sold receivables as if they were still on the balance sheet in evaluating the overall performance of the credit card portfolio. The related securitization adjustments were as follows:

	Three months ended June 30,(a)		Six months ended June 30,(a)
(in millions)	2005	2004	2005	2004

Net interest income	$1,658	$838	$3,390	$1,676
Noninterest revenue	(728)	(352)	(1,543)	(717)
Provision for credit losses	930	486	1,847	959
Average assets	66,226	33,026	66,864	33,191

(a) 2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

These adjustments are eliminated in Corporate/reconciling items to arrive at the Firm’s reported GAAP results.

(f)	Segment operating results reflect revenues on a tax–equivalent basis with the corresponding income tax impact recorded within income tax expense.

Tax–equivalent adjustments were as follows:

	Three months ended June 30,(a)		Six months ended June 30,(a)
(in millions)	2005	2004	2005	2004

Net interest income	$84	$18	$145	$32
Noninterest revenue	143	41	258	75
Income tax expense	227	59	403	107

(a) 2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

These adjustments are eliminated in Corporate/reconciling items to arrive at the Firm’s reported GAAP results.

(g)	Merger costs attributed to the lines of business were as follows:

	Three months ended June 30,(a)		Six months ended June 30,(a)
(in millions)	2005	2004	2005	2004

Investment Bank	$9	$5	$14	$5
Retail Financial Services	51	23	77	23
Card Services	74	1	85	1
Commercial Banking	(3)	6	(1)	6
Treasury & Securities Services	23	5	43	5
Asset & Wealth Management	24	—	38	—
Corporate	101	50	168	50

(a)	2005 reflects the combined Firm’s results, while 2004 reflects the results of heritage JPMorgan Chase only.

JPMORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEET, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

				Heritage JPMC only
	Three months ended June 30, 2005			Three months ended June 30, 2004
	Average		Rate	Average		Rate
	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)
ASSETS
Deposits with Banks	$18,646	$190	4.08%	$26,905	$113	1.68%
Federal Funds Sold and Securities Purchased under Resale Agreements	139,864	941	2.70	87,080	314	1.45
Securities Borrowed	60,207	313	2.08	54,233	89	0.66
Trading Assets — Debt Instruments	193,660	2,445	5.06	153,548	1,668	4.37
Securities	67,705	636	3.77 (a)	64,148	731	4.58 (a)
Interests in purchased receivables	28,082	216	3.08	—	—	NM
Loans	404,318	6,293	6.24	225,344	2,717	4.85

Total Interest-Earning Assets	912,482	11,034	4.85	611,258	5,632	3.71
Allowance for loan losses	(6,958)			(4,130)
Cash and due from banks	29,400			19,374
Trading assets – Equity instruments	43,935			38,934
Trading assets – Derivative receivables	58,304			53,242
Other assets	138,870			84,192

Total Assets	$1,176,033			$802,870

LIABILITIES
Interest-Bearing Deposits	$394,455	$2,352	2.39%	$254,034	$813	1.29%
Federal Funds Purchased and Securities Sold under Repurchase Agreements	158,268	1,061	2.69	155,335	450	1.17
Commercial Paper	12,496	76	2.42	14,283	28	0.79
Other Borrowings(b)	98,936	1,125	4.56	80,364	887	4.44
Beneficial interests issued by consolidated VIEs	43,743	319	2.92	7,433	38	2.04
Long-term debt	111,858	1,015	3.64	57,019	404	2.85

Total Interest-Bearing Liabilities	819,756	5,948	2.91	568,468	2,620	1.85
Noninterest-Bearing deposits	127,835			83,022
Trading liabilities – Derivative payables	55,511			44,476
All other liabilities, including the allowance for lending-related commitments	67,446			59,031

Total Liabilities	1,070,548			754,997

STOCKHOLDERS’ EQUITY
Preferred Stock	216			1,009
Common Stockholders’ Equity	105,269			46,864

Total Stockholders’ Equity	105,485			47,873

Total Liabilities, Preferred Stock and Stockholders’ Equity	$1,176,033			$802,870

INTEREST RATE SPREAD			1.94%			1.86%
NET INTEREST INCOME AND MARGIN ON INTEREST-EARNING ASSETS		$5,086	2.24%		$3,012	1.98%

(a)
For the three months ended June 30, 2005 and 2004, the annualized rate for available-for-sale securities based on fair value was 3.76% and 4.58%, respectively. For the three months ended June 30, 2005 and 2004, the annualized rate for available-for-sale securities based on amortized cost was 3.77% and 4.49%, respectively.

(b)	Includes securities sold but not yet purchased.

JPMORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEET, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

				Heritage JPMC only
	Six months ended June 30, 2005			Six months ended June 30, 2004
	Average		Rate	Average		Rate
	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)
ASSETS
Deposits with Banks	$16,948	$344	4.09%	$24,220	$200	1.66%
Federal Funds Sold and Securities Purchased under Resale Agreements	130,580	1,668	2.58	84,818	621	1.47
Securities Borrowed	56,349	534	1.91	51,421	183	0.72
Trading Assets — Debt Instruments	190,681	4,709	4.98	159,968	3,468	4.36
Securities	80,500	1,772	4.44 (a)	64,070	1,401	4.40 (a)
Interests in purchased receivables	28,676	402	2.83	1,268	11	1.79
Loans	401,422	12,298	6.18	220,143	5,388	4.92

Total Interest-Earning Assets	905,156	21,727	4.84	605,908	11,272	3.74
Allowance for loan losses	(7,074)			(4,308)
Cash and due from banks	29,614			19,814
Trading assets – Equity instruments	43,827			29,468
Trading assets – Derivative receivables	61,751			56,099
Other assets	136,188			80,113

Total Assets	$1,169,462			$787,094

LIABILITIES
Interest-Bearing Deposits	$391,422	$4,349	2.24%	$246,120	$1,632	1.33%
Federal Funds Purchased and Securities Sold under Repurchase Agreements	154,821	1,985	2.59	150,354	901	1.20
Commercial Paper	12,580	138	2.21	13,718	51	0.76
Other Borrowings(b)	98,600	2,353	4.81	80,375	1,792	4.48
Beneficial interests issued by consolidated VIEs	44,514	591	2.68	8,598	77	1.79
Long-term debt	109,941	1,939	3.56	55,297	807	2.94

Total Interest-Bearing Liabilities	811,878	11,355	2.82	554,462	5,260	1.91
Noninterest-Bearing deposits	127,622			79,585
Trading liabilities – Derivative payables	59,603			48,849
All other liabilities, including the allowance for lending-related commitments	64,775			56,848

Total Liabilities	1,063,878			739,744

STOCKHOLDERS’ EQUITY
Preferred Stock	277			1,009
Common Stockholders’ Equity	105,307			46,341

Total Stockholders’ Equity	105,584			47,350

Total Liabilities, Preferred Stock and Stockholders’ Equity	$1,169,462			$787,094

INTEREST RATE SPREAD			2.02%			1.83%
NET INTEREST INCOME AND MARGIN ON INTEREST-EARNING ASSETS		$10,372	2.31%		$6,012	2.00%

(a)
For the six months ended June 30, 2005 and 2004, the annualized rate for available-for-sale securities based on fair value was 4.43% and 4.39%, respectively. For the six months ended June 30, 2005 and 2004, the annualized rate for available-for-sale securities based on amortized cost was 4.42% and 4.36%, respectively.

(b)	Includes securities sold but not yet purchased.

GLOSSARY OF TERMS

ACH: Automated Clearing House.
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
FIN 47: FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143.”
FASB Staff Position (“FSP”) SFAS 109-2: “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.”
Interests in Purchased Receivables: Represent an ownership interest in a percentage of cash flows of an underlying pool of receivables transferred by a third-party seller into a bankruptcy remote entity, generally a trust, and then securitized through a commercial paper conduit.
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
NM: Not meaningful.
Nonoperating litigation reserve charges are the $3.7 billion (pre-tax) charge taken in the second quarter of 2004, the $900 million (pre-tax) charge taken in the first quarter of 2005 and the $1.9 billion (pre-tax) charge taken in the second quarter of 2005, all of which relate to the legal cases named in the JPMorgan Chase Quarterly Report on Form 10–Q for the quarter ended June 30, 2004.
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
Home Finance’s origination channels are comprised of the following:
Retail – A mortgage banker employed by the Firm directly contacts borrowers who are buying or refinancing a home through a branch office, through the Internet or by phone. Borrowers are frequently referred to a mortgage banker by real estate brokers, home builders or other third parties.
Wholesale – A third-party mortgage broker refers loans to a mortgage banker at the Firm. Brokers are independent loan originators that specialize in finding and counseling borrowers but do not provide funding for loans.
Correspondent – Banks, thrifts, other mortgage banks and other financial institutions sell closed loans to the Firm.
Correspondent negotiated transactions (“CNT”) – Mid- to large-sized mortgage lenders, banks and bank-owned mortgage companies sell servicing to the Firm on an as-originated basis. These transactions supplement traditional production channels and provide growth opportunities in the servicing portfolio in stable and rising-rate periods.
Description of selected business metrics within Consumer & Small Business Banking:
Personal bankers – Retail branch office personnel who acquire, retain and expand new and existing customer relationships by assessing customer needs and recommending and selling appropriate banking products and services.
Investment sales representatives – Licensed retail branch sales personnel, assigned to support several branches, who assist with the sale of investment products including college planning accounts, mutual funds, annuities and retirement accounts.
Description of selected business metrics within Insurance:
Proprietary annuity sales represent annuity contracts marketed through and issued by subsidiaries of the Firm.
Insurance in force – direct/assumed includes the aggregate face amount of insurance policies directly underwritten and assumed through reinsurance.
Insurance in force – retained includes the aggregate face amounts of insurance policies directly underwritten and assumed through reinsurance, after reduction for face amounts ceded to reinsurers.

Card Services
Description of selected business metrics within Card Services:
Charge volume – Represents the dollar amount of cardmember purchases, balance transfers and cash advance activity.
Net accounts opened – Includes originations, purchases and sales.
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
Description of selected business metrics within Commercial Banking:
Liability balances include deposits and deposits that are swept to on-balance sheet liabilities (e.g., commercial paper, fed funds purchases, and repurchase agreements).
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
Description of selected business metrics within Treasury & Securities Services:
Liability balances include deposits and deposits that are swept to on-balance sheet liabilities (e.g., commercial paper, fed funds purchases, and repurchase agreements).
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

Item 3 Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see the Market Risk Management section of the MD&A on pages 59-61 of this Form 10–Q.
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
There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the second quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
Part II Other Information
Item 1 Legal proceedings
The following information supplements and amends the disclosure set forth under Part I, Item 3 “Legal proceedings” in the Firm’s Annual Report on Form 10–K for the fiscal year ended December 31, 2004 and Part II, Item 1 “Legal Proceedings” in the Firm’s Quarterly Report on Form 10–Q for the quarterly period ending March 31, 2005 (the “Firm’s SEC filings”).
Enron litigation. On June 14, 2005, the Firm reached an agreement in principle to settle, for $2.2 billion (pre-tax), the Enron class action litigation entitled Newby v. Enron Corp. The settlement has been approved by the Firm’s Board of Directors and by the Board of Regents of the University of California, as Lead Plaintiff on behalf of the Newby class. The settlement is subject to negotiation of a definitive agreement, and approval by the United States District Court for the Southern District of Texas. The Newby settlement does not resolve Enron-related actions filed separately by plaintiffs that opt out of the class action, or are asserting claims not covered by that action. In May and June, 2005, the Firm and other financial institution defendants reached settlements with plaintiffs in a group of individual actions brought by institutional investors in Iowa and California, and in a suit by the Retirement Systems of Alabama, arising from their purchases of Enron securities. In May 2005, plaintiffs filed an amended complaint in the purported consolidated class action lawsuit by JPMorgan Chase stockholders, following the previously reported dismissal in March 2005 of the lawsuit. The Firm has moved to dismiss the amended complaint. On July 26, 2005, the United States District Court for the Southern District of New York granted the Firm’s motion to dismiss with prejudice the shareholder derivative action brought by the Firm’s stockholders against JPMorgan Chase’s directors for alleged breaches of fiduciary duty and violations of the securities laws. On July 12, 2005, the United States District Court for the Southern District of New York denied the Firm’s motion to dismiss the complaint brought by a putative class of participants in the Firm’s 401K plan. A motion for class certification is pending. On June 15, 2005, the United States Bankruptcy Court for the Southern District of New York denied the Firm’s motion to dismiss a complaint by Enron in one of the several pending bankruptcy cases, this one seeking recovery of certain pre-petition payments to the Firm in connection with Enron’s commercial paper program.
WorldCom. Negotiations with certain of the plaintiffs in the remaining individual actions continue, and a settlement of one of those has been reached, although that settlement remains contingent upon court approval of certain provisions. The district court has scheduled a hearing to consider the final approval of the class action settlement for September 9, 2005.
Commercial Financial Services litigation. Trial of the bankruptcy adversary proceeding, previously scheduled for May 2005, has been adjourned without date, pending decision of motions filed by the Firm challenging the admissibility of expert opinions proffered by the plaintiffs and seeking summary judgment dismissing the case. A final pre-trial conference in the action commenced by CFS in Oklahoma state court is scheduled for September 9, 2005, at which time it is expected that a trial date for that action will be set.
IPO allocation litigation. On June 30, 2005, the United States Court of Appeals for the Second Circuit granted the underwriter defendants’ petition for permission to appeal the district court’s decision to certify classes in six “focus” cases in the securities litigation. A briefing schedule will be set in the near future, and the appeal likely will be heard in 2006.
Research analyst conflicts. In the action filed by the West Virginia Attorney General, the West Virginia Supreme Court held that the state consumer protection law does not authorize the Attorney General to bring this action. The Firm expects that this decision will result in dismissal of the case by the trial court as against the Firm and all of the other defendants.
National Century Financial Enterprises (NCFE). The staff of the Securities and Exchange Commission has advised that it is considering recommending that the Commission bring civil injunctive actions against the Firm and against two individuals (one current employee and one former employee) alleging violations of certain securities laws in connection with the individuals’ roles as former members of NCFE’s board of directors.

In addition to the various cases, proceedings and investigations discussed above and in the Firm’s SEC filings, JPMorgan Chase and its subsidiaries are named as defendants in a number of other legal actions and governmental proceedings arising in connection with their respective businesses. Additional actions, investigations or proceedings may be brought from time to time in the future. In view of the inherent difficulty of predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages, or where the cases present novel legal theories, involve a large number of parties or are in early stages of discovery, the Firm cannot state with confidence what the eventual outcome of these pending matters will be, what the timing of the ultimate resolution of these matters will be or what the eventual loss, fines or penalties related to each pending matter may be. JPMorgan Chase believes, based upon its current knowledge, after consultation with counsel and after taking into account its litigation reserves, that the outcome of the legal actions, proceedings and investigations currently pending against it should not have a material adverse effect on the consolidated financial condition of the Firm. However, in light of the uncertainties involved in such proceedings, actions and investigations, there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserves currently accrued by the Firm; as a result, the outcome of a particular matter may be material to JPMorgan Chase’s operating results for a particular period, depending upon, among other factors, the size of the loss or liability imposed and the level of JPMorgan Chase’s income for that period.
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of 2005, shares of common stock of JPMorgan Chase & Co. were issued in transactions exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof, to retired employees who had deferred receipt of such common shares pursuant to the Corporate Performance Incentive Plan as follows: May 18, 2005 – 3,351 shares.
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
The Firm’s repurchases of equity securities in the second quarter and first half of 2005 were as follows:

	Total open	Average	Dollar value of
For the six months ended	market shares	price paid	remaining authorized
June 30, 2005	repurchased	per share (a)	repurchase program

First quarter	35,972,000	$36.57	$3,946

April	8,220,000	35.12	3,657
May	7,447,465	35.51	3,393
June	1,140,000	35.54	3,352

Second quarter	16,807,465	35.32

Year-to-date	52,779,465	$36.17

(a)	Excludes commission costs.
In addition to the repurchases disclosed above, participants in the Long-term Incentive Plan and Stock Option Plan may have shares withheld to cover income taxes. Shares withheld to pay income taxes are repurchased pursuant to the terms of the applicable Plan and not under the Firm’s publicly announced share repurchase program. A total of 680,851 shares were repurchased in the 2005 second quarter at an average price per share of $32.78 as follows: April—360,545 shares at an average price per share of $33.07; May—159,269 shares at an average price per share of $32.83; June—161,037 shares at an average price per share of $32.07. During the first quarter of 2005, a total of 6,993,164 shares were repurchased at an average per share price of $27.20. For the six month period ended June 30, 2005, a total of 7,674,015 shares were repurchased at an average price per share of $27.70.
Item 3   Defaults Upon Senior Securities
None
Item 4   Submission of Matters to a Vote of Security Holders
The Annual Meeting of stockholders of JPMorgan Chase was held on May 17, 2005. For a summary of the matters submitted to vote at the meeting, see the Current Report on Form 8-K dated May 20, 2005, which is incorporated herein by reference.
Item 5   Other Information
None
Item 6   Exhibits

31.1	–	Certification
31.2	–	Certification
31.3	–	Certification
32	–	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMORGAN CHASE & CO. (Registrant)

Date: August 8, 2005

	By	/s/ Joseph L. Sclafani

Joseph L. Sclafani Executive Vice President and Controller [Principal Accounting Officer]

INDEX TO EXHIBITS
SEQUENTIALLY NUMBERED

EXHIBIT NO.	EXHIBITS	PAGE AT WHICH LOCATED
31.1	Certification	99

31.2	Certification	100

31.3	Certification	101
The following exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. In addition, Exhibit No. 32 shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	102