Form 10-Q
period 2005-09-30
J P MORGAN CHASE & CO
filed 2005-11-09
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10–Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005	Commission file number 1-5805

JPMORGAN CHASE & CO.
(Exact name of registrant as specified in its charter)

Delaware	13-2624428
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

270 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)
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
Yes [X] No [    ]
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [    ]

Common Stock, $1 Par Value	3,499,064,504

Number of shares outstanding of each of the issuer’s classes of common stock on October 31, 2005.

FORM 10–Q
TABLE OF CONTENTS

JPMORGAN CHASE & CO.
CONSOLIDATED FINANCIAL HIGHLIGHTS

						Nine months ended
(in millions, except per share, ratio and headcount data)						September 30,

As of or for the period ended	3Q 2005	2Q 2005	1Q 2005	4Q 2004	3Q 2004	2005	2004 (f)

Selected income statement data
Net interest income	$4,852	$5,001	$5,225	$5,329	$5,452	$15,078	$11,432
Noninterest revenue	9,613	7,742	8,422	7,621	7,053	25,777	18,715

Total net revenue	14,465	12,743	13,647	12,950	12,505	40,855	30,147
Provision for credit losses(a)	1,245	587	427	1,157	1,169	2,259	1,387
Noninterest expense before Merger costs and Litigation reserve charge	9,243	8,748	8,892	8,863	8,625	26,883	20,431
Merger costs	221	279	145	523	752	645	842
Litigation reserve charge	—	1,872	900	—	—	2,772	3,700

Total noninterest expense	9,464	10,899	9,937	9,386	9,377	30,300	24,973

Income before income tax expense	3,756	1,257	3,283	2,407	1,959	8,296	3,787
Income tax expense	1,229	263	1,019	741	541	2,511	987

Net income	$2,527	$994	$2,264	$1,666	$1,418	$5,785	$2,800
Per common share
Net income per share:
Basic	$0.72	$0.28	$0.64	$0.47	$0.40	$1.65	$1.09
Diluted	0.71	0.28	0.63	0.46	0.39	1.62	1.06
Cash dividends declared per share	0.34	0.34	0.34	0.34	0.34	1.02	1.02
Book value per share	30.26	29.95	29.78	29.61	29.42
Common shares outstanding (average)
Basic	3,485	3,493	3,518	3,515	3,514	3,498	2,533
Diluted	3,548	3,548	3,570	3,602	3,592	3,555	2,599
Common shares at period-end	3,503	3,514	3,525	3,556	3,564
Selected ratios
Return on common equity (“ROE”)(b)	9%	4%	9%	6%	5%	7%	6%
Return on assets (“ROA”)(b)(c)	0.84	0.34	0.79	0.57	0.50	0.66	0.42
Tier 1 capital ratio	8.2	8.2	8.6	8.7	8.6
Total capital ratio	11.3	11.3	11.9	12.2	12.0
Tier 1 leverage ratio	6.2	6.2	6.3	6.2	6.5
Selected balance sheet data (period-end)
Total assets	$1,203,033	$1,171,283	$1,178,305	$1,157,248	$1,138,469
Securities	68,697	58,573	75,251	94,512	92,816
Total loans	420,504	416,025	402,669	402,114	393,701
Deposits	535,123	534,640	531,379	521,456	496,454
Long-term debt	101,853	101,182	99,329	95,422	91,754
Common stockholders’ equity	105,996	105,246	105,001	105,314	104,844
Total stockholders’ equity	106,135	105,385	105,340	105,653	105,853
Credit quality metrics
Allowance for credit losses	$7,615	$7,233	$7,423	$7,812	$8,034	$7,615	$8,034
Nonperforming assets	2,839	2,832	2,949	3,231	3,637	2,839	3,637
Allowance for loan losses to total loans(d)	1.88%	1.76%	1.83%	1.94%	2.01%	1.88%	2.01%
Net charge-offs	$870	$773	$816	$1,398	$865	$2,459	$1,701
Net charge-off rate(b)(d)	0.90%	0.83%	0.88%	1.47%	0.93%	0.87%	0.89%
Wholesale net charge-off (recovery) rate(b)(d)	(0.12)	(0.17)	(0.03)	0.21	(0.08)	(0.11)	0.17
Managed Card net charge-off rate(b)	4.70	4.87	4.83	5.24	4.88	4.80	5.29
Headcount	168,955	168,708	164,381	160,968	162,275
Share price(e)
High	$35.95	$36.50	$39.69	$40.45	$40.25	$39.69	$43.84
Low	33.31	33.35	34.32	36.32	35.50	33.31	34.62
Close	33.93	35.32	34.60	39.01	39.73	33.93	39.73

(a)
Third quarter 2005 includes a $400 million special provision related to Hurricane Katrina: Retail Financial Services $250 million, Card Services $100 million, Commercial Banking $35 million, Asset & Wealth Management $3 million and Corporate $12 million.

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

(f)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section of this Form 10–Q provides management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of JPMorgan Chase. See the Glossary of terms on pages 91–92 for a definition of terms used throughout this Form 10–Q. The MD&A included in this Form 10–Q contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. Factors that could cause JPMorgan Chase’s results to differ materially from those described in the forward-looking statements can be found on page 95.
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
The headquarters for JPMorgan Chase is in New York City. The retail banking business, which includes the consumer banking, small business banking and consumer lending activities (with the exception of credit card), is headquartered in Chicago. Chicago also serves as the headquarters for Commercial Banking.
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
Retail Financial Services
Retail Financial Services (“RFS”) includes Home Finance, Consumer & Small Business Banking, Auto & Education Finance and Insurance. Through this group of businesses, the Firm provides consumers and small businesses with a broad range of financial products and services including deposits, investments, loans and insurance. Home Finance is a leading provider of consumer real estate loan products and is one of the largest originators and servicers of home mortgages. Consumer & Small Business Banking offers one of the largest branch networks in the United States, covering 17 states with 2,549 branches and 7,136 automated teller machines. Auto & Education Finance is the largest bank originator of automobile loans as well as a top provider of loans for college students. Through its Insurance operations, the Firm sells and underwrites an extensive range of financial protection products and investment alternatives, including life insurance, annuities and debt protection products.
Card Services
Card Services (“CS”) is the largest issuer of general purpose credit cards in the United States, with over 98 million cards in circulation, and is the largest merchant acquirer. CS offers a wide variety of products to satisfy the needs of its cardmembers, including cards issued on behalf of many well-known partners, such as major airlines, hotels, universities, retailers and other financial institutions.

Commercial Banking
Commercial Banking (“CB”) serves more than 25,000 clients including corporations, municipalities, financial institutions and not-for-profit entities, with annual revenues generally ranging from $10 million to $2 billion. A local market presence and a strong customer service model, coupled with a focus on risk management, provide a solid infrastructure for CB to provide the Firm’s complete product set – lending, treasury services, investment banking and investment management. CB clients benefit from the Firm’s retail branch network and commercial banking offices, including locations in 10 out of the top 15 major metropolitan areas in the U.S.
Treasury & Securities Services
Treasury & Securities Services (“TSS”) is a global leader in providing transaction, investment and information services to support the needs of corporations, issuers and institutional investors worldwide. TSS is the largest cash management provider in the world and a leading global custodian. The Treasury Services (“TS”) business provides clients with a broad range of capabilities, including U.S. dollar and multi-currency clearing, ACH, trade, and short-term liquidity and working capital tools. The Investor Services (“IS”) business provides a wide range of capabilities, including custody, funds services, securities lending, and performance measurement and execution products. The Institutional Trust Services (“ITS”) business provides trustee, depository and administrative services for debt and equity issuers. Treasury Services partners with the Commercial Banking, Consumer & Small Business Banking and Asset & Wealth Management businesses to serve clients firmwide. As a result, certain Treasury Services revenues are included in other segments’ results. TSS has combined the management of the Investor Services and Institutional Trust Services businesses under the name Worldwide Securities Services to create an integrated franchise which will provide custody and investor services as well as securities clearance and trust services to clients globally.
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
OTHER BUSINESS EVENTS
Sears Canada credit card business
On August 31, 2005, JPMorgan Chase announced that it had entered into an agreement to purchase the credit card operation, including both the private-label Sears card accounts and the co-branded Sears MasterCard® accounts, of Sears Canada Inc. The credit card operation includes approximately 10 million accounts and CAD$2.5 billion in outstanding loans. Sears Canada and JPMorgan Chase will enter into an ongoing arrangement under which JPMorgan Chase will offer private-label and co-branded credit cards to both new and existing customers. The transaction is expected to close by year-end 2005.
Neovest Holdings, Inc.
On September 1, 2005, JPMorgan Chase completed its acquisition of Neovest Holdings, Inc., a provider of high-performance trading technology and direct market access. This transaction will enable the Investment Bank to offer a leading, broker-neutral trading platform across asset classes to institutional investors, asset managers and hedge funds.
Sale of BrownCo
On September 29, 2005, JPMorgan Chase announced that it had signed a definitive agreement to sell BrownCo, an on-line deep-discount brokerage business, to E*TRADE Financial for a cash purchase price of $1.6 billion. JPMorgan Chase expects to recognize an after-tax gain of approximately $700 million. The sale is subject to normal regulatory approvals and is expected to close by year-end 2005.
Agreement with First Data Corp. to integrate Chase Merchant Services, Paymentech
On October 5, 2005, JPMorgan Chase and First Data Corp. announced that they have completed an agreement to integrate the companies’ jointly-owned Chase Merchant Services and Paymentech merchant businesses, to be operated under the name of Chase Paymentech Solutions, LLC. The combined business will be the largest financial transaction processor in the U.S. for businesses accepting payments via traditional point of sale, internet, catalog and recurring billing.

EXECUTIVE OVERVIEW
This overview of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Form 10–Q. For a more complete understanding of events, trends and uncertainties, as well as the liquidity, capital, credit and market risks, and the critical accounting estimates, affecting the Firm and its various lines of business, this Form 10–Q should be read in its entirety.
CEO transition
The Board of Directors of JPMorgan Chase announced on October 19, 2005, that James Dimon, currently President and Chief Operating Officer, will succeed Chairman and Chief Executive Officer William B. Harrison, Jr. at year-end as Chief Executive Officer. Mr. Harrison will continue as Chairman of the Board.
Business overview
The Firm reported 2005 third-quarter net income of $2.5 billion, or $0.71 per share, compared with net income of $1.4 billion, or $0.39 per share, for the third quarter of 2004. Return on common equity for the quarter was 9%. Results included $137 million of after-tax Merger charges, or $0.04 per share. Excluding these charges, operating earnings were $2.7 billion, or $0.75 per share, and return on common equity was 10%.
Earnings for the third quarter of 2005 also included a special provision for credit losses of $400 million, or $0.07 per share, to cover probable credit losses due to Hurricane Katrina. This provision is related to expected credit losses for businesses and individuals located in the affected areas of the Gulf Coast region. The $400 million was allocated to the lines of business as follows: $250 million in RFS ($140 million in Consumer Real Estate Lending, $90 million in Consumer & Small Business Banking and $20 million in Auto & Education Finance), $100 million in CS, $35 million in CB, $3 million in AWM and $12 million in Corporate.
Net income for the first nine months of 2005 was $5.8 billion, or $1.62 per share, compared with $2.8 billion, or $1.06 per share, in the comparable period last year. The increase was primarily attributable to the Merger. Return on common equity was 7%. The results included after-tax nonoperating litigation reserve charges of $1.7 billion and Merger costs of $400 million. Nonoperating litigation charges consisted of a $1.2 billion after-tax charge taken in the second quarter of 2005 in connection with the Firm’s settlement of the Enron class action lawsuit and for certain of its other material legal proceedings, and a $558 million after-tax charge taken in the first quarter of 2005 for the settlement costs of the WorldCom class action litigation. Excluding these litigation charges and Merger costs, operating earnings were $7.9 billion, or $2.22 per share, and return on common equity was 10%.
The Firm successfully completed two large conversions in the third quarter. The Firm converted 31 million heritage Chase credit card accounts with $69 billion in balances to a new processing system and completed its major systems conversion in Texas, uniting 400 Chase and Bank One branches, and over 800 ATMs under common systems and branding. These conversions continued a successful year of technology and operations upgrades following the Merger.
Global economic and market conditions affect performance in each of the Firm’s businesses. In the third quarter of 2005, both the global and U.S. economies continued to grow steadily, and the market environment was favorable. However, Hurricanes Katrina and Rita contributed to a surge in energy prices, and consumer confidence declined sharply late in the quarter. The volatility in energy markets provided opportunities for the trading businesses within the Investment Bank and contributed to the quarter’s record trading results. While there was no immediate material adverse impact on the Firm’s consumer businesses’ revenue as a result of these events, the Firm did provide for higher probable credit losses associated with Hurricane Katrina. In addition, record bankruptcy filings leading up to new bankruptcy legislation that went into effect on October 17 raised credit costs within Card Services.
The following discussion of the performance in each line of business compares the third quarter of 2005 with the comparable period in the prior year, unless otherwise noted.
Strong Investment Bank earnings were driven by record revenues, resulting from record trading revenues and continued strength in investment banking fees. Trading results were strong across all areas, with particular strength in energy, an area of significant investment. Partially offsetting the improved revenues were higher performance-based incentive compensation and a reduced benefit from the loan loss provision.
Retail Financial Services earnings declined from the prior year and included a special provision for credit losses related to Hurricane Katrina. Performance reflected lower MSR risk management results, a net loss associated with the transfer of auto loans to held-for-sale, and narrower spreads on consumer real estate loans. Earnings benefited from favorable credit trends and lower expenses due to merger-related expense savings and other efficiencies. Production results were strong across most product offerings and included year-over-year increases in checking accounts, average total deposits, mortgage originations, third-party mortgage loans serviced and average home equity balances.
Card Services earnings growth resulted from higher revenues and lower expenses. The increased revenues reflected higher loan balances and increased interchange income from higher charge volume, partially offset by an increase in loan balances in their introductory rate period, higher volume-driven payments to partners and by rewards expense. Lower expenses were driven by merger savings, including lower compensation and processing costs. Partially offsetting these benefits was a higher provision for credit losses related to increased bankruptcies and to the special provision for credit losses related to Hurricane Katrina.

Commercial Banking produced strong earnings growth, driven by a lower provision for credit losses, increased revenue and a decline in expenses. Results included a special provision for credit losses attributable to Hurricane Katrina. Improved underlying credit quality and management of the portfolio drove the decline in the provision for credit losses. Higher spreads and volume related to liability balances, increased loan balances and growth in investment banking revenue, partially offset by lower loan spreads, resulted in higher revenues. Expenses declined due to lower compensation costs, partially offset by increased unit costs for Treasury Services products.
Treasury & Securities Services earnings increased significantly, benefiting from higher revenues and lower expenses. Revenue growth reflected wider spreads on liability balances, business growth and increased average liability balances, while the reduction in expenses was primarily due to a significant software-impairment charge in the prior year, lower allocations of Corporate segment expenses and increased product unit costs charged to other lines of business.
Record earnings in Asset & Wealth Management resulted from increased revenues, partially offset by higher compensation expense. Revenue growth was driven by the acquisition of a majority interest in Highbridge Capital Management, LLC in the fourth quarter of 2004 and net asset inflows, mainly in equity-related and liquidity products. Also contributing to the increase in revenue were global equity market appreciation and increased brokerage activity. Assets under supervision increased over the prior year, and Assets under management grew to a record level.
The loss in the Corporate segment increased from the prior year as lower revenues more than offset lower expenses. The decline in revenues was driven primarily by the absence of a one-time gain on the sale of an investment and by treasury portfolio losses versus gains in the prior year. This was partially offset by higher private equity gains. Lower compensation, merger-related savings and other efficiencies drove the expense decline.
For the quarter ended September 30, 2005, approximately $500 million (pre-tax) of merger savings have been realized, which is an annualized rate of $2.0 billion. Management continues to estimate that annual merger savings of approximately $3.0 billion (pre-tax) will be achieved by the end of 2007; approximately two-thirds of the savings are anticipated to be realized by the end of 2005. Merger costs of $221 million (pre-tax) were expensed during the third quarter of 2005, bringing the total amount expensed year-to-date to $645 million and $2.0 billion (pre-tax) cumulative since the Merger announcement. Management continues to estimate remaining Merger costs of $1.0 billion to $1.5 billion (pre-tax), which are expected to be expensed over the next two years. These estimated merger-related charges will result from actions taken with respect to both JPMorgan Chase’s and Bank One’s operations, facilities and employees. The charges will be recorded based upon the nature and timing of these integration actions.
The Firm’s balance sheet remained strong, with total stockholders’ equity of $106 billion and a Tier 1 capital ratio of 8.2% at September 30, 2005. The Firm repurchased $500 million, or 14.4 million shares, of common stock during the quarter and $2.4 billion, or 67.2 million shares, of common stock during the first nine months of the year.
Business outlook
Within the Investment Bank, the outlook for Investment banking fees remains favorable, reflecting a strong pipeline at September 30, 2005. Trading results reflect market conditions and are difficult to predict. However, given that trading results in the third quarter were at record levels, trading revenue in the fourth quarter is likely to be lower than the third quarter. In addition, the Firm anticipates that wholesale credit costs will return to more normal levels in 2006.
In Retail Financial Services, a flatter yield curve and rising short term interest rates may contribute to modest compression of net interest margin for Consumer & Small Business Banking. Credit costs for RFS have been at historically low levels; the business anticipates a return to more normal levels in coming quarters, in part due to a seasonal uptick in the fourth quarter. Investment in retail banking distribution and sales is expected to continue.
Card Services also expects modest net interest margin compression to continue, due, not only to the flattening yield curve and rising interest rates, but also to the increased number of balances in their introductory period.
The industry experienced an accelerated level of bankruptcy filings related to the new bankruptcy legislation, which generally became effective on October 17, 2005. The unprecedented number of bankruptcy filings, particularly in the week immediately preceding the effective date of the new legislation, led to a backlog in the processing of such bankruptcy filings and, accordingly, credit card net charge-offs are currently expected to be higher than previously anticipated. It is currently estimated that total managed credit card net charge-offs in the fourth quarter of 2005 will be approximately $2.3 billion, up from $1.6 billion in the prior quarter. The Firm believes that a portion of the expected increase in bankruptcy losses is an acceleration of net charge-offs that would have been experienced in future periods. The Firm will evaluate the impact of the surge in bankruptcy filings on its allowance for credit losses and currently believes that there could be a reduction in the allowance in the fourth quarter, given that the allowance provides for expected losses, which may be lower as a result of the large number of accelerated filings (assuming all other factors affecting the allowance are equal).
Finally, new minimum-payment rules are anticipated to be fully implemented by the end of the first quarter of 2006, resulting in higher required payments from some customers. It is anticipated that this may increase delinquency and net charge-offs and lower revenues in 2006. The magnitude of the impact of the new minimum-payment rules is currently being assessed.
Private Equity gains are generally not stable quarter to quarter and are therefore difficult to predict. Given the large gains realized year-to-date, management currently estimates that gains for the fourth quarter will be in the range of $100 million to $200 million, although results can be volatile.

CONSOLIDATED RESULTS OF OPERATIONS
The following section provides a discussion of JPMorgan Chase’s consolidated results of operations on a reported basis. Factors that are primarily related to a single business segment are discussed in more detail within that business segment. For a discussion of the Critical accounting estimates used by the Firm that affect the Consolidated results of operations, see page 63 of this Form 10–Q, and pages 77–79 of the JPMorgan Chase 2004 Annual Report.
The following table presents the components of Total net revenue:

Total net revenue	Three months ended September 30,			Nine months ended September 30,
(in millions)	2005	2004	Change	2005	2004(a)	Change

Investment banking fees	$989	$879	13%	$2,943	$2,464	19%
Trading revenue	2,499	408	NM	4,745	3,001	58
Lending & deposit related fees	865	943	(8)	2,536	1,769	43
Asset management, administration and commissions	2,628	2,185	20	7,667	5,835	31
Securities/private equity gains (losses)	343	413	(17)	705	1,305	(46)
Mortgage fees and related income	201	233	(14)	899	721	25
Credit card income	1,855	1,782	4	5,352	3,018	77
Other income	233	210	11	930	602	54

Noninterest revenue	9,613	7,053	36	25,777	18,715	38
Net interest income	4,852	5,452	(11)	15,078	11,432	32

Total net revenue	$14,465	$12,505	16%	$40,855	$30,147	36%

(a)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
Net revenue for the third quarter of 2005 was up $2.0 billion, or 16%, from the prior year. The increase was primarily due to record Trading revenue of $2.5 billion and higher Asset management, administration and commissions revenue. For the first nine months of the year, net revenue was up 36%, primarily as a result of the Merger.
Investment banking fees rose from the third quarter and first nine months of 2004. The improvement from both periods reflected strong advisory fees, with particular strength in Europe, which benefited from the joint venture with Cazenove Group plc (“Cazenove”). In addition, the third quarter 2005 results were driven by higher equity underwriting fees, while the year-to-date results included increased debt underwriting fees. Trading revenue for both periods benefited from strong results across all areas. For a further discussion of Investment banking fees and Trading revenue, which are primarily recorded in the IB, see the IB segment results on pages 16–20 of this Form 10–Q.
Lending & deposit related fees declined in comparison with the 2004 third quarter, primarily driven by lower service charges on wholesale deposits due to rising interest rates. In this environment, customers earn more credit from their deposit balances, and thus compensate the Firm using balances instead of fees. For the first nine months of 2005, the unfavorable effect of the rising rate environment was more than offset by the positive contributions from the Merger. For a further discussion on liability balances (including deposits), see page 43 of this Form 10–Q.
The increases in Asset management, administration and commissions revenue for the third quarter and first nine months of 2005 were driven by incremental fees from several recent investments, including a majority interest in Highbridge Capital Management, LLC, the joint venture with Cazenove and the acquisition of Vastera. Also contributing to the higher level of revenue were an increase in assets under management, reflecting net asset inflows and global equity market appreciation, an increase in assets under custody, reflecting market value appreciation and new business, and higher brokerage commissions. For additional information on these fees and commissions, see the segment discussions for IB on pages 16–20, AWM on pages 36–39 and TSS on pages 33–35 of this Form 10–Q.
The decline in Securities/private equity gains (losses) reflected securities losses recognized in the third quarter and first nine months of 2005 related to repositioning the Treasury portfolio to manage the Firm’s exposure to rising interest rates. In particular, during the first quarter of 2005, the Firm recognized a loss of $822 million on the sale of securities available-for-sale. The securities losses were partly offset by higher private equity gains due to improved market conditions. For a further discussion of Securities/private equity gains (losses), which are primarily recorded in the Firm’s Treasury and Private Equity businesses, see the Corporate segment discussion on pages 39–41 of this Form 10–Q.
Mortgage fees and related income declined in comparison with the third quarter of 2004, primarily due to MSR risk management results, which were a $38 million loss compared with a $153 million gain in the 2004 third quarter. Higher production-related revenue attributable to higher margins and volume provided a favorable offset. For the first nine months, Mortgage fees and related income rose from the prior-year period, reflecting higher production-related revenue. Mortgage fees and related income excludes the impact of NII and AFS securities gains related to home mortgage activities. For a discussion of Mortgage fees and related income, which is primarily recorded in RFS’s Home Finance business, see the Home Finance discussion on pages 22–24 of this Form 10–Q.

Credit card income increased from both the third quarter and first nine months of 2004 as a result of higher interchange income associated with growth in charge volume. This increase was partially offset by higher volume-driven payments to partners and by rewards expense. For a further discussion of Credit card income, see CS’s segment results on pages 28–30 of this Form 10–Q.
Other income was up slightly compared with the third quarter of 2004, reflecting higher gains on securities from loan workouts and revenues from auto operating leases, partly offset by the absence of a one-time gain in the prior year on the sale of an investment and by a current period write-down on auto loans transferred to held-for-sale. On a year-to-date basis, Other income increased significantly due to the Merger, partially offset by write-downs on auto loans transferred to held-for-sale in 2005.
Net interest income declined from the 2004 third quarter, primarily due to narrower spreads on consumer and wholesale loans and reduced Treasury portfolio levels. These declines were partially offset by higher volume of, and wider spreads on, liability balances. On a year-to-date basis, net interest income increased due to the Merger. The Firm’s total average interest-earning assets for the three months ended September 30, 2005, were $922 billion, up 6% from September 30, 2004, as a result of an increase in loans and other liquid interest-earning assets. The net interest yield on these assets, on a fully taxable-equivalent basis, was 2.12%, a decrease of 36 basis points from the prior year. The Firm’s total average interest-earning assets for the nine months ended September 30, 2005, were $911 billion, up 31% from September 30, 2004, primarily as a result of the Merger. The net interest yield on these assets, on a fully taxable-equivalent basis, was 2.24%, an increase of 4 basis points from the prior-year period.
Provision for credit losses
The Provision for credit losses rose from the third quarter of 2004, primarily due to a $400 million special provision for credit losses related to Hurricane Katrina, partially offset by a $333 million charge taken in the third quarter of 2004 to conform accounting policies. The special provision was related to expected credit losses for businesses and individuals who are located in the affected areas of the Gulf Coast region and was established based upon management’s current estimate of probable loss. In developing the estimate of probable credit losses, management considered factors such as the areas most severely affected, level and type of insurance coverage, collateral and lien position, direct communication with customers, financial condition of the borrower, environmental impact and other factors. The provision may need to be increased in the future as the quality of data and access to the affected areas improve. Excluding the impact of the special provision in the current quarter and the impact of conforming accounting policies in the third quarter of last year, the wholesale provision for credit losses would have been a benefit of $149 million for the quarter, compared with a benefit of $137 million in the prior year, reflecting continued strength in credit quality. Total consumer provision for credit losses, excluding the Hurricane Katrina impact, would have been $1.0 billion, up slightly from the third quarter of 2004, which excludes the impact of conforming accounting policies in the third quarter of last year. Lower net charge-offs and positive delinquency trends in Retail Financial Services were offset by a higher provision in Card Services, primarily related to accelerated bankruptcy filings prior to the enactment of new legislation that became effective on October 17, 2005.
For the first nine months of 2005, the higher Provision for credit losses was due primarily to the Merger. The impact of Hurricane Katrina and accelerated bankruptcy filings also contributed to the increase. For further information about the Provision for credit losses, see the table on page 59 of this Form 10–Q.
Noninterest expense
The following table presents the components of Noninterest expense:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2005	2004	Change	2005	2004(a)	Change

Compensation expense	$5,001	$4,050	23%	$13,969	$10,295	36%
Occupancy expense	549	604	(9)	1,654	1,475	12
Technology and communications expense	899	1,046	(14)	2,715	2,651	2
Professional & outside services	1,018	1,103	(8)	3,222	2,671	21
Marketing	512	506	1	1,532	907	69
Other expense	882	920	(4)	2,641	1,878	41
Amortization of intangibles	382	396	(4)	1,150	554	108

Total noninterest expense before merger costs and litigation reserve charge	9,243	8,625	7	26,883	20,431	32
Merger costs	221	752	(71)	645	842	(23)
Litigation reserve charge	—	—	NM	2,772	3,700	(25)

Total noninterest expense	$9,464	$9,377	1%	$30,300	$24,973	21%

(a)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
Noninterest expense for the third quarter of 2005 was essentially flat to the 2004 third quarter, as higher performance-based incentive compensation was offset by significantly lower Merger costs and other declines in noncompensation expense, reflecting merger-related savings, other efficiencies and lower software-impairment charges. For the first nine months of 2005, the increase in noninterest expense due to the Merger was partly offset by lower nonoperating Litigation reserve charges and Merger costs and lower noninterest expense-resulting from expense-management initiatives. The discussion that follows highlights factors other than the Merger that affected the comparison of results.
The increases in Compensation expense from the third quarter and first nine months of 2004 were primarily the result of higher performance-based incentive accruals; additional headcount due to the insourcing of the Firm’s global technology infrastructure (effective December 31, 2004, JPMorgan Chase terminated its outsourcing agreement with IBM); the impact of several investments, including Highbridge, Cazenove and Vastera; and business growth. These increases were partially offset by merger-related savings throughout the Firm.
Occupancy expense included a net release of excess property-tax accruals, compared with charges for excess real estate of $35 million in the third quarter of 2004.
Technology and communications expense declined from the third quarter of last year, reflecting the insourcing of the Firm’s global technology infrastructure, which resulted in a shift of certain expenses to compensation expense and to professional and outside services expense. On a year-to-date basis, the expense increased slightly, with the decrease from the insourcing offset by the costs of investments in the Firm’s hardware and software.
Professional & outside services were slightly lower compared with the third quarter of 2004, reflecting the benefits of expense management initiatives. These savings were partly offset by the termination of the aforementioned IBM outsourcing agreement. For the first nine months, the addition of the costs from the Merger was partly offset by expense-management initiatives.
Marketing expense, compared with the 2004 third quarter, was flat. On a year-to-date basis marketing expense increased as a result of the Merger and the cost of advertising campaigns to introduce the Chase brand to Bank One markets.
The decline in Other expense from the third quarter of 2004 was due to lower software-impairment charges and a decrease in operating charges for legal matters. These declines were partly offset by incremental expenses related to several recent investments, including Highbridge, Cazenove and Vastera. For the first nine months, the addition from the Merger was the primary driver of the increase in Other expense. In addition, business growth, a $93 million (pre-tax) charge taken in the 2005 second quarter to terminate a client contract in Treasury & Securities Services and a $40 million (pre-tax) charge taken in the first quarter of 2005 related to the dissolution of a student loan joint venture, contributed to the increase. These items were partially offset by merger-related savings and other efficiencies.
For a discussion of Amortization of intangibles and Merger costs, refer to Note 14 and Note 7 on pages 81–82 and 73, respectively, of this Form 10–Q.
There were no nonoperating Litigation charges in the third quarters of 2005 and 2004. In the second quarter of 2005, the Firm recorded a $1.9 billion ($1.2 billion after-tax) nonoperating charge related to the settlement of the Enron class action litigation and for certain of its other material legal proceedings. In the first quarter of 2005, the Firm took a $900 million charge ($558 million after-tax) for the settlement costs of the WorldCom class action litigation. In the second quarter of 2004, the Firm recorded a $3.7 billion ($2.3 billion after-tax) nonoperating litigation charge to increase litigation reserves. For a further discussion of litigation, refer to Note 17 on page 84, and Part II, Item 1, Legal Proceedings, on pages 96–97 of this Form 10–Q.
Income tax expense
The Firm’s Income before income tax expense, Income tax expense and effective tax rate were as follows for each of the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions, except rate)	2005	2004	2005	2004(a)

Income before income tax expense	$3,756	$1,959	$8,296	$3,787
Income tax expense	1,229	541	2,511	987
Effective tax rate	32.7%	27.6%	30.3%	26.1%

(a)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
The increase in the effective tax rate for the third quarter and first nine months of 2005, as compared with prior-year periods, was primarily the result of higher reported pre-tax income combined with changes in the proportion of income subject to federal, state and local taxes. Also contributing to the increase in the effective tax rate were lower 2005 nonoperating charges, reflecting a tax benefit at a 38% marginal tax rate.

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES

The Firm prepares its Consolidated financial statements using accounting principles generally accepted in the United States of America (“U.S. GAAP”); these financial statements appear on pages 65–68 of this Form 10–Q. That presentation, which is referred to as “reported basis,” provides the reader with an understanding of the Firm’s results that can be consistently tracked from year to year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.
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
In the case of CS, operating, or managed, basis excludes the impact of credit card securitizations on total net revenue, the Provision for credit losses, net charge-offs and loan receivables. Through securitization the Firm transforms a portion of its credit card receivables into securities, which are sold to investors. The credit card receivables are removed from the Consolidated balance sheets through the transfer of principal credit card receivables to a trust, and the sale of undivided interests in the trusts to investors that entitle the investors to specific cash flows generated from the credit card receivables. The Firm retains the remaining undivided interests in the trust as seller’s interests, which are recorded in Loans on the Consolidated balance sheets. A gain or loss on the sale of credit card receivables to investors is recorded in Other income. Securitization also affects the Firm’s Consolidated statements of income by reclassifying as Credit card income, interest income, certain fee revenue, recoveries in excess of interest paid to the investors, gross credit losses and other trust expenses related to the securitized receivables. For a reconciliation of reported to managed basis of CS results, see page 30 of this Form 10–Q. For information regarding loans and residual interests sold and securitized, see Note 12 on pages 76–79 of this Form 10–Q. JPMorgan Chase uses the concept of “managed receivables” to evaluate the credit performance and overall financial performance of its underlying credit card loans, both sold and not sold: as the same borrower is continuing to use the credit card for ongoing charges, a borrower’s credit performance will affect both the loan receivables sold under SFAS 140 and those not sold. Thus, in its disclosures regarding managed loan receivables, JPMorgan Chase treats the sold receivables as if they were still on the balance sheet in order to disclose the credit performance (such as net charge-off rates) of the entire managed credit card portfolio. In addition, CS operations are funded, operating results are evaluated, and decisions about allocating resources such as employees and capital are based on managed financial information.
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

The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to operating results:

Three months ended September 30,	2005
	Reported	Trading	Credit	Merger	Litigation	Tax-equivalent	Operating
(in millions, except per share and ratio data)	results	reclass(d)	card(e)	costs(f)	charge(f)	adjustments	basis

Revenue
Investment banking fees	$989	$—	$—	$—	$—	$—	$989
Trading revenue	2,499	(103)	—	—	—	—	2,396
Lending & deposit related fees	865	—	—	—	—	—	865
Asset management, administration and commissions	2,628	—	—	—	—	—	2,628
Securities/private equity gains (losses)	343	—	—	—	—	—	343
Mortgage fees and related income	201	—	—	—	—	—	201
Credit card income	1,855	—	(733)	—	—	—	1,122
Other income	233	—	—	—	—	155	388

Noninterest revenue	9,613	(103)	(733)	—	—	155	8,932
Net interest income	4,852	103	1,600	—	—	67	6,622

Total net revenue	14,465	—	867	—	—	222	15,554
Provision for credit losses(a)	1,245	—	867	—	—	—	2,112
Noninterest expense Merger costs	221	—	—	(221)	—	—	—
Litigation reserve charge	—	—	—	—	—	—	—
All other noninterest expense	9,243	—	—	—	—	—	9,243

Total noninterest expense	9,464	—	—	(221)	—	—	9,243

Income before income tax expense	3,756	—	—	221	—	222	4,199
Income tax expense	1,229	—	—	84	—	222	1,535

Net income	$2,527	$—	$—	$137	$—	$—	$2,664

Earnings per share — diluted	$0.71	$—	$—	$0.04	$—	$—	$0.75

Return on common equity	9%	—%	—%	1%	—%	—%	10%
Return on equity — goodwill(b)	16	—	—	1	—	—	17

Return on assets	0.84	NM	NM	NM	NM	NM	0.84

Overhead ratio	65	NM	NM	NM	NM	NM	59

Effective income tax rate	33	NM	NM	38	NM	100	37

Three months ended September 30,	2004
						Accounting
	Reported	Trading	Credit	Merger	Litigation	policy	Tax-equivalent	Operating
(in millions, except per share and ratio data)	results	reclass(d)	card(e)	costs(f)	charge(f)	conformity	adjustments	basis

Revenue
Investment banking fees	$879	$—	$—	$—	$—	$—	$—	$879
Trading revenue	408	424	—	—	—	—	—	832
Lending & deposit related fees	943	—	—	—	—	—	—	943
Asset management, administration and commissions	2,185	—	—	—	—	—	—	2,185
Securities/private equity gains (losses)	413	—	—	—	—	—	—	413
Mortgage fees and related income	233	—	—	—	—	—	—	233
Credit card income	1,782	—	(848)	—	—	—	—	934
Other income	210	—	(3)	—	—	118	64	389

Noninterest revenue	7,053	424	(851)	—	—	118	64	6,808
Net interest income	5,452	(424)	1,779	—	—	—	(36)	6,771

Total net revenue	12,505	—	928	—	—	118	28	13,579
Provision for credit losses	1,169	—	928	—	—	(333)	—	1,764
Noninterest expense
Merger costs	752	—	—	(752)	—	—	—	—
Litigation reserve charge	—	—	—	—	—	—	—	—
All other noninterest expense	8,625	—	—	—	—	—	—	8,625

Total noninterest expense	9,377	—	—	(752)	—	—	—	8,625

Income before income tax expense	1,959	—	—	752	—	451	28	3,190
Income tax expense	541	—	—	290	—	172	28	1,031

Net income	$1,418	$—	$—	$462	$—	$279	$—	$2,159

Earnings per share — diluted	$0.39	$—	$—	$0.13	$—	$0.08	$—	$0.60

Return on common equity	5%	—	—	2%	—	1%	—	8%
Return on equity — goodwill(b)	9	—	—	3	—	2	—	14

Return on assets	0.50	NM	NM	NM	NM	NM	NM	0.72

Overhead ratio	75	NM	NM	NM	NM	NM	NM	64

Effective income tax rate	28	NM	NM	39	NM	38	100%	32

Nine months ended September 30,	2005
	Reported	Trading	Credit	Merger	Litigation	Tax-equivalent	Operating
(in millions, except per share and ratio data)	results	reclass(d)	card(e)	costs(f)	charge(f)	adjustments	basis

Revenue
Investment banking fees	$2,943	$—	$—	$—	$—	$—	$2,943
Trading revenue	4,745	423	—	—	—	—	5,168
Lending & deposit related fees	2,536	—	—	—	—	—	2,536
Asset management, administration and commissions	7,667	—	—	—	—	—	7,667
Securities/private equity gains (losses)	705	—	—	—	—	—	705
Mortgage fees and related income	899	—	—	—	—	—	899
Credit card income	5,352	—	(2,276)	—	—	—	3,076
Other income	930	—	—	—	—	413	1,343

Noninterest revenue	25,777	423	(2,276)	—	—	413	24,337
Net interest income	15,078	(423)	4,990	—	—	212	19,857

Total net revenue	40,855	—	2,714	—	—	625	44,194
Provision for credit losses(a)	2,259	—	2,714	—	—	—	4,973
Noninterest expense Merger costs	645	—	—	(645)	—	—	—
Litigation reserve charge	2,772	—	—	—	(2,772)	—	—
All other noninterest expense	26,883	—	—	—	—	—	26,883

Total noninterest expense	30,300	—	—	(645)	(2,772)	—	26,883

Income before income tax expense	8,296	—	—	645	2,772	625	12,338
Income tax expense	2,511	—	—	245	1,053	625	4,434

Net income	$5,785	$—	$—	$400	$1,719	$—	$7,904

Earnings per share — diluted	$1.62	$—	$—	$0.12	$0.48	$—	$2.22

Return on common equity	7%	—%	—%	1%	2%	—%	10%
Return on equity — goodwill(b)	12	—	—	1	4	—	17

Return on assets	0.66	NM	NM	NM	NM	NM	0.85

Overhead ratio	74	NM	NM	NM	NM	NM	61

Effective income tax rate	30	NM	NM	38	38	100	36

Nine months ended September 30,(c)	2004
						Accounting
(in millions, except per share and	Reported	Trading	Credit	Merger	Litigation	policy	Tax-equivalent	Operating
ratio data)	results	reclass(d)	card(e)	costs(f)	charge(f)	conformity	adjustments	basis

Revenue
Investment banking fees	$2,464	$—	$—	$—	$—	$—	$—	$2,464
Trading revenue	3,001	1,439	—	—	—	—	—	4,440
Lending & deposit related fees	1,769	—	—	—	—	—	—	1,769
Asset management, administration and commissions	5,835	—	—	—	—	—	—	5,835
Securities/private equity gains (losses)	1,305	—	—	—	—	—	—	1,305
Mortgage fees and related income	721	—	—	—	—	—	—	721
Credit card income	3,018	—	(1,481)	—	—	—	—	1,537
Other income	602	—	(87)	—	—	118	139	772

Noninterest revenue	18,715	1,439	(1,568)	—	—	118	139	18,843
Net interest income	11,432	(1,439)	3,455	—	—	—	(4)	13,444

Total net revenue	30,147	—	1,887	—	—	118	135	32,287
Provision for credit losses	1,387	—	1,887	—	—	(333)	—	2,941
Noninterest expense
Merger costs	842	—	—	(842)	—	—	—	—
Litigation reserve charge	3,700	—	—	—	(3,700)	—	—	—
All other noninterest expense	20,431	—	—	—	—	—	—	20,431

Total noninterest expense	24,973	—	—	(842)	(3,700)	—	—	20,431

Income before income tax expense	3,787	—	—	842	3,700	451	135	8,915
Income tax expense	987	—	—	320	1,406	172	135	3,020

Net income	$2,800	$—	$—	$522	$2,294	$279	$—	$5,895

Earnings per share — diluted	$1.06	$—	$—	$0.20	$0.88	$0.11	$—	$2.25

Return on common equity	6%	—%	—%	1%	5%	—%	—%	12%
Return on equity — goodwill(b)	8	—	—	2	6	1	—	17

Return on assets	0.42	NM	NM	NM	NM	NM	NM	0.83

Overhead ratio	83	NM	NM	NM	NM	NM	NM	63

Effective income tax rate	26	NM	NM	38	38	38	100	34

(a)
Third quarter 2005 includes a $400 million special provision related to Hurricane Katrina: Retail Financial Services $250 million, Card Services $100 million, Commercial Banking $35 million, Asset & Wealth Management $3 million and Corporate $12 million.

(b)
Net income applicable to common stock divided by total average common equity (net of goodwill). The Firm uses return on equity less goodwill, a non-GAAP financial measure, to evaluate the operating performance of the Firm. The Firm utilizes this measure to facilitate operating comparisons to other competitors.

(c)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
(d)	The reclassification of trading-related net interest income from Net interest income to Trading revenue primarily impacts the Investment Bank segment results.
(e)	The impact of credit card securitizations affects Card Services. See pages 28–30 of this Form 10–Q for further information.
(f)
The impact of Merger costs and nonoperating Litigation reserve charges are excluded from Operating earnings, as management believes these items are not part of the Firm’s normal daily business operations (and, therefore, are not indicative of trends), and do not provide meaningful comparisons with other periods.

Three months ended September 30,	2005			2004
(in millions)	Reported	Securitized	Managed	Reported	Securitized	Managed

Loans — Period-end	$420,504	$69,095	$489,599	$393,701	$71,256	$464,957
Total assets — average	1,196,045	67,021	1,263,066	1,117,335	69,035	1,186,370

Nine months ended September 30,	2005			2004
(in millions)	Reported	Securitized	Managed	Reported		Securitized		Managed

Loans — Period-end	$420,504	$69,095	$489,599	$393,701		$71,256		$464,957
Total assets — average	1,178,420	66,917	1,245,337	897,978	(a)	45,227	(a)	943,205	(a)

(a)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

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
Segment results for the nine months ended September 30, 2004, reflect three months of the combined Firm’s results and six months of heritage JPMorgan Chase results and have been restated to reflect the current business segment organization and reporting classifications. The following table summarizes the business segment results for the periods indicated:

Segment results – Operating basis(a)										Return on
Three months ended September 30,	Total net revenue			Noninterest expense			Operating earnings			equity-goodwill
(in millions, except ratios)	2005	2004	Change	2005	2004	Change	2005	2004	Change	2005	2004

Investment Bank	$4,461	$2,701	65%	$2,875	$1,924	49%	$1,063	$627	70%	21%	12%
Retail Financial Services	3,590	3,800	(6)	2,156	2,238	(4)	656	822	(20)	19	25
Card Services	3,980	3,771	6	1,286	1,437	(11)	541	421	29	18	14
Commercial Banking	909	833	9	461	480	(4)	301	215	40	35	25
Treasury & Securities Services	1,556	1,339	16	1,107	1,156	(4)	263	96	174	55	20
Asset & Wealth Management	1,449	1,193	21	976	884	10	315	197	60	52	33
Corporate	(391)	(58)	NM	382	506	(25)	(475)	(219)	(117)	NM	NM

Total	$15,554	$13,579	15%	$9,243	$8,625	7%	$2,664	$2,159	23%	17%	14%

										Return on
Nine months ended September 30,(b)	Total net revenue			Noninterest expense			Operating earnings			equity-goodwill
(in millions, except ratios)	2005	2004	Change	2005	2004	Change	2005	2004	Change	2005	2004

Investment Bank	$11,391	$9,404	21%	$7,578	$6,306	20%	$2,994	$2,288	31%	20%	19%
Retail Financial Services	11,236	7,246	55	6,444	4,610	40	2,624	1,424	84	26	24
Card Services	11,645	6,915	68	3,982	2,601	53	1,605	759	111	18	16
Commercial Banking	2,659	1,489	79	1,392	892	56	718	354	103	28	29
Treasury & Securities Services	4,626	3,444	34	3,366	2,967	13	737	295	150	52	14
Asset & Wealth Management	4,153	2,869	45	2,827	2,214	28	874	418	109	49	13
Corporate	(1,516)	920	NM	1,294	841	54	(1,648)	357	NM	NM	NM

Total	$44,194	$32,287	37%	$26,883	$20,431	32%	$7,904	$5,895	34%	17%	17%

(a)	Represents reported results on a tax-equivalent basis and excludes the impact of credit card securitizations, Merger costs and litigation reserve charges deemed nonoperating.
(b)	Year-to-date 2004 results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
Description of business segment reporting methodology
Results of the business segments are intended to reflect each segment as if it were essentially a stand-alone business. The management reporting process that derives these results allocates income and expense using market-based methodologies. At the effective time of the Merger, July 1, 2004, several of the allocation methodologies were revised. For a further discussion of those methodologies, see page 29 of JPMorgan Chase’s 2004 Annual Report. In addition, during the first quarter of 2005, the Firm refined cost allocation methodologies related to certain corporate functions and technology and operations expense in order to provide better consistency in reporting across business segments. Prior periods have not been revised to reflect these new cost allocation methodologies. The Firm intends to continue to assess the assumptions, methodologies and reporting reclassifications used for segment reporting, and it is anticipated that further refinements may be implemented in future periods.

INVESTMENT BANK

For a discussion of the business profile of the IB, see pages 30–32 of JPMorgan Chase’s 2004 Annual Report.

Selected income statement data(a)	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2005	2004	Change	2005	2004(f)	Change

Revenue
Investment banking fees:
Advisory	$300	$273	10%	$922	$688	34%
Equity underwriting	210	170	24	553	568	(3)
Debt underwriting	475	468	1	1,460	1,236	18

Total investment banking fees	985	911	8	2,935	2,492	18

Trading-related revenue:
Fixed income and other	2,083	657	217	4,938	3,835	29
Equities	329	220	50	274	469	(42)
Credit portfolio	23	(35)	NM	36	50	(28)

Total trading-related revenue(b)	2,435	842	189	5,248	4,354	21

Lending & deposit related fees	148	155	(5)	451	363	24
Asset management, administration and commissions	445	313	42	1,266	1,054	20
Other income	94	91	3	491	150	227

Noninterest revenue	4,107	2,312	78	10,391	8,413	24
Net interest income(b)	354	389	(9)	1,000	991	1

Total net revenue(c)	4,461	2,701	65	11,391	9,404	21

Provision for credit losses	(46)	(151)	70	(755)	(467)	(62)
Credit reimbursement from TSS(d)	38	43	(12)	114	47	143

Noninterest expense
Compensation expense	1,883	992	90	4,691	3,504	34
Noncompensation expense	992	932	6	2,887	2,802	3

Total noninterest expense	2,875	1,924	49	7,578	6,306	20

Operating earnings before income tax expense	1,670	971	72	4,682	3,612	30
Income tax expense	607	344	76	1,688	1,324	27

Operating earnings	$1,063	$627	70	$2,994	$2,288	31

Financial ratios
ROE	21%	12%		20%	19%
ROA	0.68	0.50		0.68	0.68
Overhead ratio	64	71		67	67
Compensation expense as % of total net revenue	42	37		41	37

Revenue by business(e)
Investment banking fees	$985	$911	8	$2,935	$2,492	18
Fixed income markets	2,431	1,115	118	6,138	4,784	28
Equities markets	713	455	57	1,341	1,248	7
Credit portfolio	332	220	51	977	880	11

Total net revenue	$4,461	$2,701	65	$11,391	$9,404	21

Revenue by region
Americas	$2,690	$1,591	69	$6,747	$5,041	34
Europe/Middle East/Africa	1,272	741	72	3,361	3,069	10
Asia/Pacific	499	369	35	1,283	1,294	(1)

Total net revenue	$4,461	$2,701	65	$11,391	$9,404	21

(a)	For a discussion of selected lines of business metrics, see page 93 of this Form 10–Q.
(b)
Trading revenue, on a reported basis, excludes the impact of net interest income related to the IB’s trading activities; this income is recorded in Net interest income. However, in this presentation, to assess the profitability of the IB’s trading business, the Firm combines these revenues for segment reporting. The amount reclassified from Net interest income to Trading revenue was $(101) million and $430 million for the three months ended September 30, 2005 and 2004, respectively, and $430 million and $1.4 billion for the nine months ended September 30, 2005 and 2004, respectively.

(c)
Total net revenue includes tax-equivalent adjustments, primarily due to tax-exempt income from municipal bonds and income tax credits related to affordable housing investments, of $200 million and $9 million for the three months ended September 30, 2005 and 2004, respectively, and $561 million and $107 million for the nine months ended September 30, 2005 and 2004, respectively.

(d)
TSS is charged a credit reimbursement related to certain exposures managed within the IB credit portfolio on behalf of clients shared with TSS. For a further discussion, see Credit reimbursement on page 29 of the JPMorgan Chase 2004 Annual Report.

(e)	See account details of Fixed Income Markets, Equities Markets and Credit Portfolio in the Composition of Revenues table on pages 19–20.
(f)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
Quarterly results
Operating earnings of $1.1 billion were strong, up $436 million, or 70%, from the prior year and 75% from the prior quarter. The increases were driven primarily by record trading revenues of $2.4 billion, up $1.6 billion from the prior year and $1.8 billion from the prior quarter. Trading results were strong across all trading areas. In addition, results benefited from continued strength in investment banking fees. Partially offsetting the improved revenues were higher performance-based incentive compensation and a reduced benefit from the loan loss provision.
Net revenue of $4.5 billion was a quarterly record, up $1.8 billion, or 65%, from the prior year and up 62% from the prior quarter. Investment banking fees of $985 million were up 8% from the prior year showing continued strength. Europe was a strong contributor to these results, benefiting from the joint venture with Cazenove. Advisory fees of $300 million were up 10% over the prior year. Debt underwriting fees of $475 million were roughly flat to the prior year, while equity underwriting fees of $210 million were up 24% over the prior year and more than doubled versus last quarter. Fixed Income Markets revenue of $2.4 billion represented a record quarter, more than double the prior year and up 71%, or $1.0 billion, from the prior quarter. The increase over both periods was driven by strong trading results in all areas, with particular strength in energy, an area of significant investment. Client-related and proprietary trading were very strong across all asset classes. Equity Markets revenue of $713 million increased by $258 million, or 57%, over the prior year and $641 million over the prior quarter. This performance was driven primarily by improved trading results across regions and by higher commissions.
The provision for credit losses was a benefit of $46 million, compared with a benefit of $151 million in the prior year and a $343 million benefit in the prior quarter. The benefit reflects the continued strong quality of the credit portfolio.
Noninterest expense was $2.9 billion, up $951 million, or 49%, from the prior year and up $697 million, or 32%, from the prior quarter. The increase in both periods was primarily driven by higher performance-based incentive compensation. The comparison to the prior year was also affected by the joint venture with Cazenove, which closed in the first quarter of 2005.
Year-to-date results
Variances to the prior nine-month period are due, in part, to the Merger. Operating earnings of $3.0 billion increased by $706 million, or 31%, from the prior year. Increases in Trading-related revenue, Investment banking fees and other noninterest revenue, as well as an increased benefit from the Provision for credit losses, were partially offset by higher compensation expense.
Net revenue of $11.4 billion was up $2.0 billion, or 21%, over the prior year driven by strong Trading-related revenue and Investment banking fees. Investment banking fees of $2.9 billion increased 18% from the prior year driven by strong advisory and debt underwriting fees as well as the Cazenove joint venture. Advisory revenues of $922 million were up 34% from the prior year. Debt underwriting revenues increased 18% to $1.5 billion driven by strong loan syndication fees. Equity underwriting fees of $553 million were down slightly from the prior year. Fixed Income Markets revenues of $6.1 billion increased 28%, or $1.4 billion, driven by improved trading performance across currency and commodities, emerging markets, rate markets and proprietary trading. Equities Markets revenues increased 7% to $1.3 billion, primarily due to increased commissions, which were partially offset by lower trading revenues. Credit Portfolio revenues were $977 million, up 11% from the prior year, due to gains from loan workouts and sales, partially offset by lower average loan balances and spreads.
The provision for credit losses was a benefit of $755 million, compared with a benefit of $467 million a year ago. The increased benefit was due primarily to the improvement in the credit quality of the loan portfolio and to net recoveries compared with net charge-offs for the prior nine-month period. Nonperforming loans decreased by 26% from year-end 2004.
Noninterest expense increased 20% to $7.6 billion, largely reflecting higher performance-based incentive compensation due to improved performance. The compensation-to-revenue ratio increased to 41% versus 37% for the prior year, reflecting current market conditions as well as a change in business mix. Noncompensation expenses were up 3% from the prior year, while the overhead ratio remained flat at 67%.

Selected metrics	Three months ended September 30,			Nine months ended September 30,
(in millions, except headcount
and ratio data)	2005	2004	Change	2005	2004(h)	Change

Selected balance sheets data (average)
Total assets	$615,888	$496,347	24%	$591,863	$452,714	31%
Trading assets–debt and equity instruments	234,722	197,150	19	231,057	187,008	24
Trading assets–derivatives receivables	52,399	60,465	(13)	57,429	56,492	2
Loans:
Credit portfolio	33,819	31,129	9	31,180	28,357	10
Other loans(a)	24,517	14,650	67	21,262	12,563	69

Total loans(b)	58,336	45,779	27	52,442	40,920	28
Adjusted assets(c)	462,056	401,010	15	453,990	380,740	19
Equity(d)	20,000	20,000	—	20,000	16,380	22

Headcount	19,526	17,420	12	19,526	17,420	12

Credit data and quality statistics
Net charge-offs (recovery)	$(69)	$(16)	(331)	$(121)	$33	NM
Nonperforming assets:
Nonperforming loans(e)	702	1,075	(35)	702	1,075	(35)
Other nonperforming assets	232	246	(6)	232	246	(6)
Allowance for loan losses	1,002	1,841	(46)	1,002	1,841	(46)
Allowance for lending-related commitments	211	358	(41)	211	358	(41)

Net charge-off (recovery) rate(b)	(0.67)%	(0.17)%		(0.43)%	0.13%
Allowance for loan losses to average loans(b)	2.45	4.78		2.65	5.26
Allowance for loan losses to nonperforming loans(e)	168	172		168	172
Nonperforming loans to average loans	1.20	2.35		1.34	2.63

Market risk–average trading and credit portfolio VAR(f)(g)
Trading activities:
Fixed income(f)	$57	$80	(29)	$66	$77	(14)
Foreign exchange	24	13	85	23	17	35
Equities	41	25	64	35	31	13
Commodities and other	24	10	140	16	9	78
Diversification	(62)	(43)	(44)	(56)	(45)	(24)

Total trading VAR	84	85	(1)	84	89	(6)
Credit portfolio VAR(g)	15	13	15	14	14	—
Diversification	(13)	(9)	(44)	(12)	(8)	(50)

Total trading and credit portfolio VAR	$86	$89	(3)	$86	$95	(9)

(a)	Other Loans include warehouse loans held as part of the IB’s mortgage-backed, asset-backed and other securitization businesses, loans held for proprietary investing purposes and certain other loans.
(b)
Total loans include loans held-for-sale, which are excluded from Total loans for the allowance coverage ratio and net charge-off rate. Average third quarter 2005 loans held-for-sale were $17,357 million. Prior end-of-period loans held-for-sale were $7,281 million for the quarter ended September 30, 2004.

(c)
Adjusted assets, a non-GAAP financial measure, equals total assets minus (i) securities purchased under resale agreements and securities borrowed less securities sold, not yet purchased; (ii) assets of variable interest entities (VIEs) consolidated under FIN 46R; (iii) cash and securities segregated and on deposit for regulatory and other purposes; and (iv) goodwill and intangibles. The amount of adjusted assets is presented to assist the reader in comparing the IB’s asset and capital levels to other investment banks in the securities industry. Asset-to-equity leverage ratios are commonly used as one measure to assess a company’s capital adequacy. The IB believes an adjusted asset amount, which excludes certain assets considered to have a low-risk profile, provides a more meaningful measure of balance sheet leverage in the securities industry. See Capital management on pages 43–45 of this Form 10–Q for a discussion of the Firm’s overall capital adequacy and capital management.

(d)	Equity includes $15.2 billion and $15.7 billion of economic risk capital assigned to the IB for the quarters ended September 30, 2005 and 2004, respectively.

(e)	Nonperforming loans include loans held-for-sale of $106 million and $4 million as of September 30, 2005 and 2004, respectively. These amounts are not included in the allowance coverage ratios.
(f)	Includes all mark-to-market trading activities, plus available-for-sale securities held for proprietary purposes.
(g)
Includes VAR on derivative credit valuation adjustments, credit valuation adjustment hedges and mark-to-market hedges of the accrual loan portfolio, which are all reported in Trading revenue. This VAR does not include the accrual loan portfolio, which is not marked to market.

(h)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
According to Thomson Financial, the Firm was ranked #1 in Global Syndicated Loans, #3 in Global Announced M&A, #4 in Global Long Term Debt and #6 in Global Equity and Equity-Related for the first nine months of 2005.
According to Dealogic, the Firm was ranked #2 in Investment Banking Fees generated for the first nine months of 2005.

	Nine months ended September 30, 2005		Full Year 2004
Market shares and rankings(a)	Market Share	Rankings	Market Share	Rankings

Global debt, equity and equity-related	6%	# 4	7%	# 3
Global syndicated loans	16	# 1	19	# 1
Global long-term debt	6	# 4	7	# 2
Global equity and equity-related	7	# 6	6	# 6
Global announced M&A	22	# 3	25	# 2
U.S. debt, equity and equity-related	7	# 4	8	# 5
U.S. syndicated loans	29	# 1	32	# 1
U.S. long-term debt	11	# 2	12	# 2
U.S. equity and equity-related	8	# 6	8	# 6
U.S. announced M&A	16	# 8	33	# 1

(a)
Source: Thomson Financial Securities data. Global announced M&A is based upon rank value; all other rankings are based upon proceeds, with full credit to each book manager/equal if joint. Because of joint assignments, market share of all participants will add up to more than 100%. The market share and rankings for the year ended December 31, 2004, are presented on a combined basis, as if the merger of JPMorgan Chase and Bank One had been in effect during the period.

COMPOSITION OF REVENUES

				Asset
	Investment	Trading-	Lending &	management,
Three months ended September 30,	banking	related	deposit	administration	Other		Total net
(in millions)	fees	revenue	related fees	and commissions	income	NII	revenue

2005
Investment banking fees	$985	$—	$—	$—	$—	$—	$985
Fixed income markets	—	2,083	64	52	40	192	2,431
Equities markets	—	329	—	384	(18)	18	713
Credit portfolio	—	23	84	9	72	144	332

Total	$985	$2,435	$148	$445	$94	$354	$4,461

2004
Investment banking fees	$911	$—	$—	$—	$—	$—	$911
Fixed income markets	—	657	69	54	154	181	1,115
Equities markets	—	220	—	252	(29)	12	455
Credit portfolio	—	(35)	86	7	(34)	196	220

Total	$911	$842	$155	$313	$91	$389	$2,701

				Asset
	Investment	Trading-	Lending &	management,
Nine months ended September 30,	banking	related	deposit	administration	Other		Total net
(in millions)	fees	revenue	related fees	and commissions	income	NII	revenue

2005
Investment banking fees	$2,935	$—	$—	$—	$—	$—	$2,935
Fixed income markets	—	4,938	189	166	336	509	6,138
Equities markets	—	274	—	1,067	(55)	55	1,341
Credit portfolio	—	36	262	33	210	436	977

Total	$2,935	$5,248	$451	$1,266	$491	$1,000	$11,391

2004(a)
Investment banking fees	$2,492	$—	$—	$—	$—	$—	$2,492
Fixed income markets	—	3,835	123	222	215	389	4,784
Equities markets	—	469	—	809	(80)	50	1,248
Credit portfolio	—	50	240	23	15	552	880

Total	$2,492	$4,354	$363	$1,054	$150	$991	$9,404

(a)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

RETAIL FINANCIAL SERVICES

For a discussion of the business profile of RFS and each of its businesses, see pages 33–38 of JPMorgan Chase’s 2004 Annual Report.

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2005	2004	Change	2005	2004(b)	Change

Revenue
Lending & deposit related fees	$380	$395	(4)%	$1,078	$640	68%
Asset management, administration and commissions	370	375	(1)	1,133	652	74
Securities/private equity gains	—	6	NM	10	6	67
Mortgage fees and related income	212	211	—	921	749	23
Credit card income	109	89	22	308	133	132
Other income	7	18	(61)	63	4	NM

Noninterest revenue	1,078	1,094	(1)	3,513	2,184	61
Net interest income	2,512	2,706	(7)	7,723	5,062	53

Total net revenue	3,590	3,800	(6)	11,236	7,246	55
Provision for credit losses(a)	378	239	58	566	371	53
Noninterest expense
Compensation expense	842	855	(2)	2,484	1,814	37
Noncompensation expense	1,189	1,250	(5)	3,585	2,661	35
Amortization of intangibles	125	133	(6)	375	135	178

Total noninterest expense	2,156	2,238	(4)	6,444	4,610	40

Operating earnings before income tax expense	1,056	1,323	(20)	4,226	2,265	87
Income tax expense	400	501	(20)	1,602	841	90

Operating earnings	$656	$822	(20)	$2,624	$1,424	84

Financial ratios
ROE	19%	25%		26%	24%
ROA	1.14	1.44		1.55	1.11
Overhead ratio	60	59		57	64

(a)
Third quarter 2005 includes a $250 million special provision related to Hurricane Katrina allocated as follows: $140 million in Consumer Real Estate Lending, $90 million in Consumer & Small Business Banking and $20 million in Auto & Education Finance.

(b)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

Quarterly results
Operating earnings of $656 million were down $166 million, or 20%, from the prior year. Results reflected a special provision for credit losses of $250 million attributable to Hurricane Katrina. Excluding the impact of the special provision, operating earnings would have been $811 million, down $11 million, or 1%. Performance reflected lower MSR risk management results, a net loss associated with the transfer of auto loans to held-for-sale, and narrower spreads on consumer real estate loans. Earnings benefited from favorable credit trends and lower expenses due to merger-related expense savings and other efficiencies. Production results were strong across most product offerings and included year-over-year increases of 8% in checking accounts, 15% in mortgage originations and 8% in average home equity balances.
Net revenue was down 6%, or $210 million, from the prior year, to $3.6 billion. Net interest income of $2.5 billion declined by $194 million, primarily due to both narrower spreads on consumer real estate loans and the absence of loan portfolios sold in late 2004 and early 2005. These decreases were partially offset by higher mortgage and home equity balances. Noninterest revenue of $1.1 billion was down $16 million, or 1%, driven by a reduction of $191 million in MSR risk management revenue and a $48 million write-down on auto loans transferred to held-for-sale. Higher prime mortgage production revenue provided a favorable offset.
The provision for credit losses was $378 million, up $139 million, or 58%, from the prior year. Excluding the special provision for Hurricane Katrina, the provision for credit losses would have been $128 million, down $111 million, or 46%. Results reflected continued good credit quality trends across all business segments and the benefit of certain portfolios in run-off.
Noninterest expense was $2.2 billion, down $82 million, or 4%, from the prior year. The reduction reflected increased operating efficiencies in nearly all businesses, partially offset by ongoing investments in retail banking distribution and sales and increased depreciation expense on owned automobiles subject to operating leases.
Year-to-date results
Operating earnings were $2.6 billion, up $1.2 billion from the prior year. The increase was largely due to the Merger but also reflected increased deposit balances and spreads, improved credit quality, higher mortgage and home equity balances, and expense savings in all businesses. These benefits were partially offset by net losses associated with transfers of auto loans to held-for-sale and by narrower spreads on consumer real-estate loans.
Net revenue increased to $11.2 billion, up $4.0 billion, or 55%, primarily due to the Merger. Net interest income of $7.7 billion increased $2.7 billion as a result of the Merger, increased deposit balances and spreads, and growth in retained consumer real estate loans. These benefits were partially offset by lower prime mortgage warehouse balances, the absence of loan portfolios sold in late 2004 and early 2005, and narrower spreads on consumer real-estate loans. Noninterest revenue of $3.5 billion increased $1.3 billion due to the Merger, higher mortgage production revenue and banking card fees. These increases were offset in part by losses on auto loans transferred to held-for-sale.
The provision for credit losses totaled $566 million, up $195 million, or 53%, from last year. Excluding the special provision for Hurricane Katrina, the provision for credit losses would have been $316 million, down $55 million, or 15%. The decline reflected reductions in the allowance for loan losses due to improved credit trends in most consumer lending portfolios, and loan portfolio sales. These reductions were partially offset by the Merger and higher provision expense related to the decision to retain subprime mortgage loans.
Noninterest expense rose to $6.4 billion, an increase of $1.8 billion from the prior year. The increase primarily reflected the Merger, but also included continued investment in retail banking distribution and sales, increased depreciation expense on owned automobiles subject to operating leases and a $40 million charge related to the dissolution of a student loan joint venture. These increases were more than offset by expense savings across all businesses.

Selected metrics	Three months ended September 30,			Nine months ended September 30,
(in millions, except headcount and ratios)	2005	2004	Change	2005	2004(e)	Change

Selected balance sheets (ending)
Total assets	$230,698	$227,952	1%	$230,698	$227,952	1%
Loans(a)	200,434	201,116	—	200,434	201,116	—
Core deposits(b)	160,592	154,589	4	160,592	154,589	4
Total deposits	187,621	180,307	4	187,621	180,307	4

Selected balance sheets (average)
Total assets	$227,875	$227,716	—	$226,200	$171,585	32
Loans(c)	199,057	198,244	—	198,421	149,454	33
Core deposits(b)	160,914	158,800	1	160,552	107,912	49
Total deposits	187,216	183,501	2	186,035	122,059	52
Equity	13,475	13,050	3	13,276	7,764	71
Headcount	60,375	60,691	(1)	60,375	60,691	(1)

Credit data and quality statistics
Net charge-offs	$144	$219	(34)	$410	$384	7
Nonperforming loans(d)	1,203	1,308	(8)	1,203	1,308	(8)
Nonperforming assets	1,387	1,557	(11)	1,387	1,557	(11)
Allowance for loan losses	1,375	1,764	(22)	1,375	1,764	(22)
Net charge-off rate(c)	0.31%	0.47%		0.30%	0.38%
Allowance for loan losses to ending loans(a)	0.75	0.94		0.75	0.94
Allowance for loan losses to nonperforming loans(d)	115	143		115	143
Nonperforming loans to total loans	0.60	0.65		0.60	0.65

(a)	Includes loans held-for-sale of $17,695 million and $12,816 million at September 30, 2005 and 2004, respectively. These amounts are not included in the allowance coverage ratios.
(b)	Includes demand and savings deposits.
(c)
Average loans include loans held-for-sale of $15,707 million and $14,479 million for the quarters ended September 30, 2005 and 2004, respectively. The year-to-date average loans held-for-sale were $15,395 million and $15,140 million for 2005 and 2004, respectively. These amounts are not included in the net charge-off rate.

(d)	Nonperforming loans include loans held-for-sale of $10 million and $74 million at September 30, 2005 and 2004, respectively. These amounts are not included in the allowance coverage ratios.
(e)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
HOME FINANCE

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions)	2005	2004	Change	2005	2004(a)	Change

Prime production and servicing
Production	$214	$168	27%	$577	$532	8%
Servicing:
Mortgage servicing revenue, net of amortization	161	134	20	449	482	(7)
MSR risk management results	(38)	153	NM	234	300	(22)

Total net revenue	337	455	(26)	1,260	1,314	(4)
Noninterest expense	231	296	(22)	689	849	(19)
Operating earnings	67	103	(35)	361	296	22
Consumer real estate lending
Total net revenue	$684	$704	(3)	$2,104	$1,651	27
Provision for credit losses	177	65	172	245	94	161
Noninterest expense	244	264	(8)	716	639	12
Operating earnings	168	237	(29)	729	586	24
Total Home Finance
Total net revenue	$1,021	$1,159	(12)	$3,364	$2,965	13
Provision for credit losses	177	65	172	245	94	161
Noninterest expense	475	560	(15)	1,405	1,488	(6)
Operating earnings	235	340	(31)	1,090	882	24

(a)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
Quarterly results
Home Finance operating earnings were $235 million, down $105 million from the prior year. Excluding the special provision for credit losses associated with Hurricane Katrina, operating earnings would have been $322 million, down $18 million from the prior year.
Operating earnings for the Prime production & servicing segment totaled $67 million, down $36 million. The decline in performance was the result of MSR risk management losses of $38 million, a decrease of $191 million. Earnings benefited from higher production-related revenue attributable to increased margins and volume and lower expenses. Improvement during the quarter reflected a better mix of loan production from more profitable origination channels and reduced cost to originate. Mortgage servicing revenue was $161 million, up $27 million, benefiting from a 5% increase in third-party loans serviced.
Operating earnings for the Consumer Real Estate Lending segment totaled $168 million, down $69 million. Excluding the special provision for credit losses related to Hurricane Katrina, operating earnings would have totaled $255 million, up $18 million. Improvement reflected increased loan balances and the absence of prior-year write-downs attributable to subprime mortgage loans held-for-sale. These benefits were offset by narrower spreads on the home equity loan portfolio, largely due to accelerated loan payoffs.

Year-to-date results
Operating earnings were $1.1 billion, up $208 million from the prior year, primarily due to the Merger and lower expenses.
Operating earnings for the Prime Production & Servicing segment totaled $361 million, up $65 million from the prior year. Net revenue of $1.3 billion declined by $54 million, reflecting lower MSR risk management results. Higher mortgage production revenue attributable to increased margins provided a favorable offset. Noninterest expense of $689 million decreased by $160 million, reflecting production-related expense savings.
Operating earnings for the Consumer Real Estate Lending segment increased by $143 million to $729 million. Net revenues of $2.1 billion were up $453 million primarily due to the Merger, as well as growth in home equity and subprime mortgage loan balances. These benefits were partially offset by the absence of the $4 billion manufactured home loan portfolio sold in late 2004 and narrower spreads in the prime mortgage portfolio. The provision for credit losses was $245 million, up $151 million from the prior year, largely due to the special provision for Hurricane Katrina and the effect of the Merger. Noninterest expense rose $77 million to $716 million, primarily due to the Merger, partially offset by expense savings.

Selected metrics(a)	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios and where
otherwise noted)	2005	2004	Change	2005	2004(f)	Change

Origination volume by channel (in billions)
Retail	$23.7	$19.7	20%	$64.8	$55.7	16%
Wholesale	14.6	11.6	26	38.5	36.8	5
Correspondent	5.1	5.4	(6)	11.0	18.6	(41)
Correspondent negotiated transactions	10.2	11.3	(10)	24.5	31.5	(22)

Total	$53.6	$48.0	12	$138.8	$142.6	(3)

Origination volume by business (in billions)
Mortgage	$39.3	$34.1	15	$96.8	$112.2	(14)
Home equity	14.3	13.9	3	42.0	30.4	38

Total	$53.6	$48.0	12	$138.8	$142.6	(3)

Business metrics (in billions)
Third party mortgage loans serviced (ending)(b)	$450.3	$427.3	5	$450.3	$427.3	5
MSR net carrying value (ending)	6.1	5.2	17	6.1	5.2	17
End of period loans owned
Mortgage loans held-for-sale	$13.4	$9.5	41	$13.4	$9.5	41
Mortgage loans retained	46.7	46.5	—	46.7	46.5	—
Home equity and other loans	74.3	67.3	10	74.3	67.3	10

Total end of period loans owned	$134.4	$123.3	9	$134.4	$123.3	9
Average loans owned
Mortgage loans held-for-sale	$13.5	$10.9	24	$11.8	$12.8	(8)
Mortgage loans retained	47.6	44.0	8	46.3	39.4	18
Home equity and other loans	71.8	66.2	8	69.2	39.2	77

Total average loans owned	$132.9	$121.1	10	$127.3	$91.4	39

Overhead ratio	47%	48%		42%	50%
Credit quality statistics
30+ day delinquency rate(c)	1.31%	1.50%		1.31%	1.50%
Net charge-offs
Mortgage	$6	$6	—	$20	$14	43
Home equity and other loans	32	57	(44)	97	105	(8)

Total net charge-offs	38	63	(40)	117	119	(2)
Net charge-off rate
Mortgage	0.05%	0.05%		0.06%	0.05%
Home equity and other loans	0.18	0.34		0.19	0.36
Total net charge-off rate(d)	0.13	0.23		0.14	0.20
Nonperforming assets(e)	$846	$997	(15)	$846	$997	(15)

(a)	For a discussion of selected line of business metrics, see page 93 of this Form 10–Q.
(b)	Includes prime first mortgage loans and subprime loans.
(c)
Excludes delinquencies related to loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by government agencies of $0.8 billion and $0.9 billion, for September 30, 2005 and 2004, respectively. These amounts are excluded as reimbursement is proceeding normally.

(d)	Excludes mortgage loans held for sale.

(e)
Excludes nonperforming assets related to loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by government agencies of $1.0 billion and $1.3 billion for September 30, 2005 and 2004, respectively. These amounts are excluded as reimbursement is proceeding normally.

(f)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
The table below reconciles management’s disclosure of Home Finance’s revenue to the reported U.S. GAAP line items shown on the Consolidated statements of income and in the related Notes to consolidated financial statements:

	Prime production		Consumer real
Three months ended September 30,	and servicing		estate lending		Total revenue
(in millions)	2005	2004	2005	2004	2005	2004

Net interest income	$115	$183	$663	$732	$778	$915
Securities/private equity gains	—	5	—	—	—	5
Mortgage fees and related income(a)	222	267	21	(28)	243	239

Total	$337	$455	$684	$704	$1,021	$1,159

	Prime production		Consumer real
Nine months ended September 30,(b)	and servicing		estate lending		Total revenue
(in millions)	2005	2004	2005	2004	2005	2004

Net interest income	$341	$568	$2,014	$1,538	$2,355	$2,106
Securities/private equity gains	3	1	—	—	3	1
Mortgage fees and related income(a)	916	745	90	113	1,006	858

Total	$1,260	$1,314	$2,104	$1,651	$3,364	$2,965

(a)	Includes activity reported elsewhere as Other income.
(b)	Year-to-date 2004 results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
The following table details the MSR risk management results in the Home Finance business:

MSR Risk Management Results	Three months ended September 30,		Nine months ended September 30,
(in millions)	2005	2004	2005	2004(c)

Reported amounts:
MSR valuation adjustments(a)	$775	$(722)	$623	$(126)
Derivative valuation adjustments and other risk management gains (losses)(b)	(813)	875	(389)	426

MSR risk management results	$(38)	$153	$234	$300

(a)
Excludes subprime loan MSR activity of $(9) million and $(4) million for the three months ended September 30, 2005 and 2004, respectively, and $(10) million for the nine months ended September 30, 2005. Subprime MSR loan activity for the nine months ended September 30, 2004, was less than $1 million.

(b)	Includes gains, losses, and interest income associated with derivatives, both designated and not designated, as a SFAS 133 hedge, and securities classified as both trading and available-for-sale.
(c)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
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
During the third quarter of 2005, positive MSR valuation adjustments of $775 million were more than offset by $813 million of aggregate risk management losses, including net interest earned on AFS securities. In the third quarter of 2004, negative MSR valuation adjustments of $722 million were more than offset by $875 million of aggregate risk management gains, including net interest earned on AFS securities. There were no unrealized gains/(losses) on AFS securities at September 30, 2005. Unrealized gains/(losses) on AFS securities were $(121) million at September 30, 2004. For a further discussion of MSRs, see Critical accounting estimates on page 63 and Note 14 on pages 81–82 of this Form 10–Q.

CONSUMER & SMALL BUSINESS BANKING

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions)	2005	2004	Change	2005	2004(a)	Change

Noninterest revenue	$733	$734	—%	$2,203	$1,154	91%
Net interest income	1,336	1,342	—	4,128	2,126	94

Total net revenue	2,069	2,076	—	6,331	3,280	93
Provision for credit losses	119	79	51	180	126	43
Noninterest expense	1,369	1,379	(1)	4,070	2,619	55
Operating earnings	356	377	(6)	1,270	330	285

(a)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
Quarterly results
Consumer & Small Business operating earnings were $356 million, down $21 million from the prior year. Excluding the special provision for credit losses related to Hurricane Katrina, operating earnings would have been $412 million, up $35 million. Net revenue was essentially unchanged from the prior year. Higher deposit balances and increased debit and credit card fees were offset by declines in deposit spreads and service charges and by lower investment sales revenue related to a shift in the product sales mix. Earnings benefited from a lower provision and a decline in expenses as a result of merger efficiencies, despite continued investment in retail banking distribution and sales.
Year-to-date results
Operating earnings totaled $1.3 billion, up $940 million from the prior year. While growth largely reflected the Merger, results also included wider spreads on deposits and higher deposit balances. These factors contributed to net revenue increasing to $6.3 billion from $3.3 billion in the prior year. The provision for credit losses of $180 million increased by $54 million; excluding the special provision related to Hurricane Katrina, it would have decreased by $36 million from the prior year reflecting lower net charge-offs and improved credit quality trends. Noninterest expense increased $1.5 billion to $4.1 billion, which reflected the Merger and continued investment in branch distribution and sales, partially offset by merger efficiencies.

Selected metrics(a)	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios and where
otherwise noted)	2005	2004	Change	2005	2004(d)	Change

Business metrics (in billions)
End-of-period balances
Small business loans	$12.6	$12.4	2%	$12.6	$12.4	2%
Consumer and other loans(b)	1.7	2.3	(26)	1.7	2.3	(26)

Total loans	14.3	14.7	(3)	14.3	14.7	(3)
Core deposits(c)	149.0	144.5	3	149.0	144.5	3
Total deposits	176.0	170.2	3	176.0	170.2	3

Average balances
Small business loans	12.5	12.4	1	12.4	5.6	121
Consumer and other loans(b)	1.8	2.3	(22)	2.1	2.1	—

Total loans	14.3	14.7	(3)	14.5	7.7	88
Core deposits(c)	148.0	147.8	—	148.9	96.8	54
Total deposits	174.2	172.5	1	174.3	110.9	57

Number of:
Branches	2,549	2,467	82 #	2,549	2,467	82 #
ATMs	7,136	6,587	549	7,136	6,587	549
Personal bankers	6,719	5,744	975	6,719	5,744	975
Personal checking accounts (in thousands)	7,866	7,222	644	7,866	7,222	644
Business checking accounts (in thousands)	930	891	39	930	891	39
Active online customers (in thousands)	4,099	3,152	947	4,099	3,152	947
Debit cards issued (in thousands)	9,102	8,282	820	9,102	8,282	820

Overhead ratio	66%	66%		64%	80%

Retail brokerage business metrics
Investment sales volume	$2,745	$2,563	7%	$8,522	$4,554	87%
Number of dedicated investment sales representatives	1,478	1,393	6	1,478	1,393	6

Credit quality statistics
Net charge-offs Small business	$25	$24	4	$69	$45	53
Consumer and other loans	11	36	(69)	24	53	(55)

Total net charge-offs	36	60	(40)	93	98	(5)
Net charge-off rate Small business	0.79%	0.77%		0.74%	1.07%
Consumer and other loans	2.42	6.23		1.53	3.37
Total net charge-off rate	1.00	1.62		0.86	1.70
Nonperforming assets	$293	$313	(6)	$293	$313	(6)

(a)	For a discussion of selected line of business metrics, see page 93 of this Form 10-Q.
(b)	Primarily community development loans.
(c)	Includes demand and savings deposits.
(d)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
AUTO & EDUCATION FINANCE

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions)	2005	2004	Change	2005	2004(a)	Change

Total net revenue	$342	$397	(14)%	$1,061	$781	36%
Provision for credit losses	82	95	(14)	141	151	(7)
Noninterest expense	184	163	13	559	324	73
Operating earnings	47	85	(45)	220	186	18

(a)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
Quarterly results
Auto & Education Finance operating earnings were $47 million, down $38 million from the prior year. Excluding the special provision for credit losses related to Hurricane Katrina, operating earnings would have been $59 million, down $26 million. This decline in performance reflected a net loss of $43 million associated with the transfer of $1.5 billion of auto loans to held-for-sale, as well as lower loan and lease-related assets. Favorable credit trends and lower credit costs continued to provide an offset to reduced operating revenue. Excluding the impact of increased depreciation expense on owned automobiles subject to operating leases, expenses would have declined as the cost structure was aligned with reduced production volumes.
Year-to-date results
Operating earnings were $220 million, up $34 million from the prior year. The current period included a net loss of $83 million associated with a $2.3 billion auto loan securitization; a net loss of $43 million associated with the transfer of $1.5 billion of auto loans to held-for-sale; a $40 million charge related to the dissolution of a student loan joint venture; a benefit of $34 million arising from the sale of a $2 billion recreational vehicle loan portfolio; and the $20 million special provision for credit losses related to Hurricane Katrina. The prior-year results included a $40 million charge related to auto lease residuals. Excluding the after-tax impact of these items, operating earnings would have increased by $102 million over the prior year, primarily due to the Merger and improved credit quality. Results continued to reflect lower production volumes and narrower spreads.

Selected metrics	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios and where otherwise noted)	2005	2004	Change	2005	2004(d)	Change

Business metrics (in billions)
End of period loans and lease related assets
Loans outstanding	$46.2	$53.7	(14)%	$46.2	$53.7	(14)%
Lease related assets(a)	5.8	8.9	(35)	5.8	8.9	(35)

Total end-of-period loans and lease related assets	52.0	62.6	(17)	52.0	62.6	(17)

Average loans and lease related assets
Loans outstanding(b)	$45.9	$52.9	(13)	$49.6	$41.1	21
Lease related assets(c)	6.2	9.2	(33)	6.9	9.1	(24)

Total average loans and lease related assets(b)(c)	52.1	62.1	(16)	56.5	50.2	13

Overhead ratio	54%	41%		53%	41%

Credit quality statistics
30+ day delinquency rate	1.59%	1.38%		1.59%	1.38%
Net charge-offs
Loans	$66	$83	(20)	$185	$134	38
Lease receivables(c)	4	13	(69)	15	33	(55)

Total net charge-offs	70	96	(27)	200	167	20
Net charge off rate
Loans(b)	0.60%	0.65%		0.54%	0.46%
Lease receivables	0.28	0.56		0.30	0.48
Total net charge-off rate(b)	0.56	0.64		0.51	0.46
Nonperforming assets	$248	$247	—	$248	$247	—

(a)	Includes operating lease related assets of $0.7 billion for the quarter ended September 30, 2005. Balances prior to March 31, 2005, were insignificant.
(b)
Average loans include loans held-for-sale of $2.2 billion for each of the quarters ended September 30, 2005 and 2004. The year-to-date average loans held-for-sale were $3.6 billion and $1.9 billion for 2005 and 2004, respectively. These are not included in the net charge-off rate.

(c)
Includes operating lease related assets of $0.6 billion for the quarter ended September 30, 2005. The year-to-date average operating lease related assets were $0.3 billion for 2005. Balances prior to March 31, 2005, were insignificant. These are not included in the net charge-off rate.

(d)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
INSURANCE

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions)	2005	2004	Change	2005	2004(b)	Change

Total net revenue	$158	$168	(6)%	$480	$220	118%
Noninterest expense	128	136	(6)	410	179	129
Operating earnings	18	20	(10)	44	26	69

Memo: Consolidated gross insurance-related revenue(a)	409	429	(5)	1,229	770	60

(a)	Includes revenue reported in the results of other businesses.
(b)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
Quarterly results
Insurance operating earnings were $18 million, down $2 million from the prior year, on net revenue of $158 million. The decline was primarily due to increased proprietary annuity sales commissions, partially offset by increased net interest spread earned on proprietary annuity activity.
Year-to-date results
Operating earnings totaled $44 million, an increase of $18 million from the prior year, on net revenues of $480 million. The increase was primarily due to the Merger. Results also reflected an increase in proprietary annuity sales commissions paid.

Selected metrics(a)	Three months ended September 30,			Nine months ended September 30,
(in millions, except where otherwise noted)	2005	2004	Change	2005	2004(b)	Change

Business metrics — ending balances
Invested assets	$7,754	$7,489	4%	$7,754	$7,489	4%
Policy loans	391	398	(2)	391	398	(2)
Insurance policy and claims reserves	7,672	7,477	3	7,672	7,477	3
Term life sales — first year annualized premiums	15	15	—	45	15	200
Term life premium revenues	119	115	3	351	115	205
Proprietary annuity sales	151	39	287	552	173	219
Number of policies in force — direct/assumed (in thousands)	2,195	2,633	(17)	2,195	2,633	(17)
Insurance in force — direct/assumed	283,766	274,390	3	283,766	274,390	3
Insurance in force — retained	87,764	76,727	14	87,764	76,727	14
A.M. Best rating	A	A		A	A

(a)	For a discussion of selected line of business metrics, see page 93 of this Form 10-Q.
(b)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

CARD SERVICES

For a discussion of the business profile of CS, see pages 39–40 of JPMorgan Chase’s 2004 Annual Report.
JPMorgan Chase uses the concept of “managed receivables” to evaluate the credit performance of its underlying credit card loans, both sold and not sold. For further information, see Explanation and reconciliation of the Firm’s use of non-GAAP financial measures on page 11 of this Form 10–Q. Operating results exclude the impact of credit card securitizations on total net revenue, the provision for credit losses, net charge-offs and loan receivables. Securitization does not change reported net income versus operating earnings; however, it does affect the classification of items on the Consolidated statements of income.

Selected income statement data – managed basis	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2005	2004	Change	2005	2004(b)	Change

Revenue
Asset management, administration and commissions	$—	$26	NM	$—	$75	NM
Credit card income	950	784	21%	2,579	1,293	99%
Other income	60	44	36	113	86	31

Noninterest revenue	1,010	854	18	2,692	1,454	85
Net interest income	2,970	2,917	2	8,953	5,461	64

Total net revenue	3,980	3,771	6	11,645	6,915	68

Provision for credit losses(a)	1,833	1,662	10	5,110	3,116	64

Noninterest expense
Compensation expense	284	317	(10)	860	623	38
Noncompensation expense	813	926	(12)	2,556	1,660	54
Amortization of intangibles	189	194	(3)	566	318	78

Total noninterest expense	1,286	1,437	(11)	3,982	2,601	53

Operating earnings before income tax expense	861	672	28	2,553	1,198	113
Income tax expense	320	251	27	948	439	116

Operating earnings	$541	$421	29	$1,605	$759	111

Financial metrics
ROE	18%	14%		18%	16%
Overhead ratio	32	38		34	38

(a)	Third quarter 2005 includes a $100 million special provision related to Hurricane Katrina.
(b)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
Quarterly results
Operating earnings of $541 million were up $120 million, or 29%, from the prior year. Results reflected a special provision for credit losses of $100 million attributable to Hurricane Katrina. Excluding the impact of the special provision, operating earnings would have been $603 million, up $182 million, or 43%. Results benefited from higher revenue and lower expenses. Lower expenses were driven by merger savings, including lower compensation and processing costs. Partially offsetting these benefits was a higher provision for credit losses related to increased bankruptcies.
Net revenue was $4.0 billion, up $209 million, or 6%, from the prior year. Net interest income was $3.0 billion, up $53 million, or 2%, due to higher loan balances, partially offset by an increase in loan balances in their introductory rate period. Noninterest revenue of $1.0 billion was up $156 million, or 18%. This increase was driven by higher charge volume resulting in increased interchange income, partially offset by higher volume-driven payments to partners and by rewards expense.
The provision for credit losses was $1.8 billion, up $171 million, or 10%. This increase was driven by three factors. First, there were higher bankruptcy-related net charge-offs, which were partially offset by lower contractual net charge-offs. Second, the provision was increased by $100 million, related to significantly higher bankruptcy filings prior to the enactment of new legislation on October 17, 2005. The final factor was the special provision for credit losses of $100 million, related to Hurricane Katrina. Despite a record level of bankruptcy losses, the net charge-off rate improved, and the delinquency rate continued to be low. The managed net charge-off rate for the quarter declined to 4.70%, down from 4.88% in the prior year and 4.87% in the prior quarter. The 30-day managed delinquency rate was 3.39%, down from 3.81% in the prior year but up seasonally from 3.34% in the prior quarter.
Noninterest expense of $1.3 billion decreased by $151 million, or 11%. The decrease was driven primarily by lower processing and compensation costs. Both of these reductions were primarily related to merger savings, reduced vendor cost, the TSYS conversion and headcount reductions.

Year-to-date results
Operating earnings of $1.6 billion were up $846 million from the prior year due to the Merger, higher revenue and lower expenses.
Net revenue was $11.6 billion, up $4.7 billion, or 68%. Net interest income of $9.0 billion increased by $3.5 billion, primarily due to the Merger, including the acquisition of a private label portfolio. In addition, higher loan balances were partially offset by an increase in loan balances in their introductory rate period, driven by a significant increase in new account originations. Noninterest revenue of $2.7 billion was up $1.2 billion, driven primarily by the Merger and by higher charge volume resulting in increased interchange income, partially offset by higher volume-driven payments to partners and by rewards expense.
The provision for credit losses was $5.1 billion, up $2.0 billion, or 64%, primarily due to the Merger, including the acquisition of a private label portfolio. The provision also increased due to three other factors: higher bankruptcy-related net charge-offs, which were partially offset by lower contractual net charge-offs; significantly higher bankruptcy filings prior to the enactment of new legislation on October 17, 2005; and the special provision for credit losses related to Hurricane Katrina. Despite a record level of bankruptcy losses, the net charge-off rate improved, and the delinquency rate continued to be low. The year-to-date managed net charge-off rate was 4.80%, down from 5.29% in the prior year. The 30-day managed delinquency rate was 3.39%, down from 3.81% in the prior year.
Noninterest expense of $4.0 billion increased by $1.4 billion, or 53%, primarily due to the Merger, including the acquisition of a private label portfolio. Additionally, merger savings, including lower processing and compensation costs, were partially offset by higher marketing expenses and an operating charge to increase litigation reserves.

Selected metrics(a)	Three months ended September 30,			Nine months ended September 30,
(in millions, except headcount, ratios and where otherwise noted)	2005	2004	Change	2005	2004(d)	Change

Net securitization gains (amortization)	$25	$(2)	NM	$28	$(8)	NM

% of average managed outstandings:
Net interest income	8.55%	8.90%		8.83%	9.37%
Provision for credit losses	5.28	5.07		5.04	5.35
Noninterest revenue	2.91	2.61		2.66	2.49
Risk adjusted margin(b)	6.18	6.44		6.45	6.52
Noninterest expense	3.70	4.39		3.93	4.46
Pre-tax income	2.48	2.05		2.52	2.05
Operating earnings	1.56	1.28		1.58	1.30

Business metrics
Charge volume (in billions)	$76.4	$73.3	4%	$222.3	$118.3	88%
Net accounts opened (in thousands)	3,022	2,755	10	8,555	4,794	78
Credit cards issued (in thousands)	98,236	95,946	2	98,236	95,946	2
Number of registered internet customers (in millions)	14.6	12.4	18	14.6	12.4	18

Merchant acquiring business
Bank card volume (in billions)	$143.4	$123.5	16	$409.7	$260.3	57
Total transactions (in millions)	4,872	3,972	23	13,892	7,604	83

Selected ending balances
Loans:
Loans on balance sheets	$68,479	$60,241	14	$68,479	$60,241	14
Securitized loans	69,095	71,256	(3)	69,095	71,256	(3)

Managed loans	$137,574	$131,497	5	$137,574	$131,497	5

Selected average balances
Managed assets	$144,225	$136,753	5	$141,180	$80,211	76
Loans:
Loans on balance sheets	$68,877	$59,386	16	$66,759	$31,296	113
Securitized loans	68,933	70,980	(3)	68,791	46,575	48

Managed loans	$137,810	$130,366	6	$135,550	$77,871	74

Equity	11,800	11,800	—	11,800	6,200	90

Headcount	19,463	20,473	(5)	19,463	20,473	(5)

Credit quality statistics
Net charge-offs	$1,633	$1,598	2	$4,864	$3,086	58
Net charge-off rate	4.70%	4.88%		4.80%	5.29%
12 month lagged loss ratio(c)	4.97	5.08		5.09	NA

Delinquency ratios
30+ days	3.39%	3.81%		3.39%	3.81%
90+ days	1.55	1.75		1.55	1.75

Allowance for loan losses	$3,255	$2,273	43	$3,255	$2,273	43
Allowance for loan losses to period-end loans	4.75%	3.77%		4.75%	3.77%

(a)	For a discussion of selected line of business metrics, see page 94 of this Form 10–Q.
(b)	Represents Total net revenue less Provision for credit losses.
(c)	For further information on this business metric, see the Form 8-K/A furnished by JPMorgan Chase to the Securities and Exchange Commission on July 20, 2005.
(d)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
The financial information presented below reconciles reported basis and managed basis to disclose the effect of securitizations.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2005	2004	Change	2005	2004(c)	Change

Income statement data
Credit card income
Reported data for the period	$1,683	$1,632	3%	$4,855	$2,774	75%
Securitization adjustments	(733)	(848)	14	(2,276)	(1,481)	(54)

Managed credit card income	$950	$784	21	$2,579	$1,293	99

Other income
Reported data for the period	$60	$47	28	$113	$173	(35)
Securitization adjustments	—	(3)	NM	—	(87)	NM

Managed other income	$60	$44	36	$113	$86	31

Net interest income
Reported data for the period	$1,370	$1,138	20	$3,963	$2,006	98
Securitization adjustments	1,600	1,779	(10)	4,990	3,455	44

Managed net interest income	$2,970	$2,917	2	$8,953	$5,461	64

Total net revenue(a)
Reported data for the period	$3,113	$2,843	9	$8,931	$5,028	78
Securitization adjustments	867	928	(7)	2,714	1,887	44

Managed total net revenue	$3,980	$3,771	6	$11,645	$6,915	68

Provision for credit losses
Reported data for the period(b)	$966	$734	32	$2,396	$1,229	95
Securitization adjustments	867	928	(7)	2,714	1,887	44

Managed provision for credit losses(b)	$1,833	$1,662	10	$5,110	$3,116	64

Balance sheets — average balances
Total average assets
Reported data for the period	$77,204	$67,718	14	$74,263	$34,984	112
Securitization adjustments	67,021	69,035	(3)	66,917	45,227	48

Managed average assets	$144,225	$136,753	5	$141,180	$80,211	76

Credit quality statistics
Net charge-offs
Reported net charge-offs data for the period	$766	$670	14	$2,150	$1,199	79
Securitization adjustments	867	928	(7)	2,714	1,887	44

Managed net charge-offs	$1,633	$1,598	2	$4,864	$3,086	58

(a)	Includes Credit card income, Other income and Net interest income.
(b)	Third quarter 2005 includes a $100 million special provision related to Hurricane Katrina.
(c)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

COMMERCIAL BANKING

For a discussion of the business profile of CB, see pages 41–42 of JPMorgan Chase’s 2004 Annual Report.

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2005	2004	Change	2005	2004(c)	Change

Revenue
Lending & deposit related fees	$146	$162	(10)%	$431	$294	47%
Asset management, administration and commissions	16	12	33	46	20	130
Other income(a)	93	51	82	255	106	141

Noninterest revenue	255	225	13	732	420	74
Net interest income	654	608	8	1,927	1,069	80

Total net revenue	909	833	9	2,659	1,489	79

Provision for credit losses(b)	(46)	14	NM	90	20	350

Noninterest expense
Compensation expense	165	176	(6)	488	312	56
Noncompensation expense	281	286	(2)	855	562	52
Amortization of intangibles	15	18	(17)	49	18	172

Total noninterest expense	461	480	(4)	1,392	892	56

Operating earnings before income tax expense	494	339	46	1,177	577	104
Income tax expense	193	124	56	459	223	106

Operating earnings	$301	$215	40	$718	$354	103

Financial ratios
ROE	35%	25%		28%	29%
ROA	2.12	1.53		1.72	1.58
Overhead ratio	51	58		52	60

(a)	IB-related and commercial card revenues are included in Other income.
(b)	Third quarter 2005 includes a $35 million special provision related to Hurricane Katrina.
(c)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
Quarterly results
Operating earnings were $301 million, up $86 million, or 40%, from the prior year. Results reflected a special provision for credit losses of $35 million, attributable to Hurricane Katrina. Excluding the impact of the special provision, earnings would have been $323 million, up $108 million, or 50%. This increase was due to a lower provision for credit losses, growth in revenue and a decline in expenses.
Net revenue was $909 million, up $76 million, or 9%, from the prior year. Net interest income was $654 million, up $46 million, or 8%, due to higher spreads and volume related to liability balances and increased loan balances, partially offset by lower loan spreads. Noninterest revenue was $255 million, up $30 million, or 13%, primarily reflecting growth in investment banking revenue, partially offset by lower service charges on deposits.
Each business within Commercial Banking showed revenue growth over the prior year. Middle Market revenue was $592 million, an increase of $41 million, or 7%, driven by increased liability spreads and higher liability and loan balances. Corporate Banking revenue of $140 million increased by $31 million, or 28%, due to growth in investment banking revenue and wider spreads on higher liability balances. Real Estate revenue was $143 million, up $20 million, or 16%, primarily reflecting increased liability balances and wider spreads.
Provision for credit losses was a net benefit of $46 million, an improvement from both the prior year and prior quarter of $60 million and $188 million, respectively. Excluding the special provision of $35 million related to Hurricane Katrina, the provision for credit losses would have been a net benefit of $81 million, compared with a provision of $14 million in the prior year and $142 million in the prior quarter. The positive variance from the prior periods was the result of improved underlying credit quality, particularly in Middle Market. In addition, continued management of the portfolio led to a decline in nonperforming loans of $210 million, or 36%, from the prior year and $65 million, or 15%, from the prior quarter.
Noninterest expense was $461 million, down $19 million, or 4%, from the prior year, primarily due to lower compensation costs. Partially offsetting this benefit were increased unit costs for Treasury Services products.

Year-to-date results
Operating earnings of $718 million were up $364 million from the prior year, primarily due to the Merger.
Net revenue of $2.7 billion increased by $1.2 billion, or 79%, primarily as a result of the Merger. In addition to the increase from the Merger, net interest income was $1.9 billion, up $858 million, driven by wider spreads on liability balances and growth in liability and loan balances, partially offset by narrower loan spreads. Noninterest revenue of $732 million was negatively affected by lower services charges on deposits.
Each business within Commercial Banking showed revenue growth over the prior year, primarily due to the Merger. Middle Market revenue was $1.8 billion, an increase of $830 million over the prior year; Corporate Banking revenue was $401 million, an increase of $176 million; and Real Estate revenue was $393 million, up $158 million. In addition to the Merger, revenue was higher for each business due to higher spreads and volume related to liability balances and higher investment banking revenue, partially offset by lower loan spreads.
Provision for credit losses of $90 million increased by $70 million, primarily due to refinements in the data used to estimate the prior quarter’s allowance for credit losses and the special provision related to Hurricane Katrina recorded in the current quarter, partially offset by improved underlying credit quality and continued management of the portfolio. The credit quality of the portfolio remains strong with net charge-offs of $5 million, down $11 million from the prior year, and nonperforming loans of $369 million, down $210 million.
Noninterest expense of $1.4 billion increased by $500 million, or 56%, primarily due to the Merger and to increased unit costs for Treasury Services products.

Selected metrics(a)	Three months ended September 30,			Nine months ended September 30,
(in millions, except headcount and ratio data)	2005	2004	Change	2005	2004(c)	Change

Revenue by product:
Lending	$265	$314	(16)%	$819	$484	69%
Treasury services	582	499	17	1,682	939	79
Investment banking	53	24	121	155	59	163
Other	9	(4)	NM	3	7	(57)

Total Commercial Banking revenue	$909	$833	9	$2,659	$1,489	79

Revenue by business:
Middle market	$592	$551	7	$1,758	$928	89
Corporate banking	140	109	28	401	225	78
Real estate	143	123	16	393	235	67
Other	34	50	(32)	107	101	6

Total Commercial Banking revenue	$909	$833	9	$2,659	$1,489	79

Selected balance sheet data (average)
Total assets	$56,265	$55,957	1	$55,774	$29,921	86
Loans and leases	51,756	50,324	3	50,976	26,356	93
Liability balances(b)	72,699	66,944	9	72,274	47,271	53
Equity	3,400	3,400	—	3,400	1,654	106

Memo:
Loans by business:
Middle market	$31,362	$29,307	7	$30,880	$13,265	133
Corporate banking	6,421	6,087	5	6,152	3,757	64
Real estate	10,433	11,646	(10)	10,316	6,547	58
Other	3,540	3,284	8	3,628	2,787	30

Total Commercial Banking loans	$51,756	$50,324	3	$50,976	$26,356	93

Headcount	4,478	4,595	(3)	4,478	4,595	(3)

Credit data and quality statistics
Net charge-offs (recoveries)	$6	$(13)	NM	$5	$16	(69)
Nonperforming loans	369	579	(36)	369	579	(36)
Allowance for loan losses	1,423	1,350	5	1,423	1,350	5
Allowance for lending-related commitments	161	164	(2)	161	164	(2)

Net charge-off (recovery) rate	0.05%	(0.10)%		0.01%	0.08%
Allowance for loan losses to average loans	2.75	2.68		2.79	5.12
Allowance for loan losses to nonperforming loans	386	233		386	233
Nonperforming loans to average loans	0.71	1.15		0.72	2.20

(a)	For a discussion of selected line of business metrics, see page 94 of this Form 10–Q.
(b)	Liability balances include deposits and deposits that are swept to on-balance sheet liabilities.
(c)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

TREASURY & SECURITIES SERVICES

For a discussion of the business profile of TSS, see pages 43–44 of JPMorgan Chase’s 2004 Annual Report.

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2005	2004	Change	2005	2004(c)	Change

Revenue
Lending & deposit related fees	$178	$218	(18)%	$545	$447	22%
Asset management, administration and commissions	733	600	22	2,161	1,815	19
Other income	135	103	31	404	270	50

Noninterest revenue	1,046	921	14	3,110	2,532	23
Net interest income	510	418	22	1,516	912	66

Total net revenue	1,556	1,339	16	4,626	3,444	34

Provision for credit losses	(1)	—	NM	(2)	4	NM
Credit reimbursement to IB(a)	(38)	(43)	12	(114)	(47)	(143)

Noninterest expense
Compensation expense	533	472	13	1,559	1,158	35
Noncompensation expense	546	654	(17)	1,720	1,748	(2)
Amortization of intangibles	28	30	(7)	87	61	43

Total noninterest expense	1,107	1,156	(4)	3,366	2,967	13

Operating earnings before income tax expense	412	140	194	1,148	426	169
Income tax expense	149	44	239	411	131	214

Operating earnings	$263	$96	174	$737	$295	150

Financial ratios
ROE	55%	20%		52%	14%
Overhead ratio	71	86		73	86
Pre-tax margin ratio(b)	26	10		25	12

(a)
TSS is charged a credit reimbursement related to certain exposures managed within the IB credit portfolio on behalf of clients shared with TSS. For a further discussion, see Credit reimbursement on page 29 of the JPMorgan Chase 2004 Annual Report.

(b)
Pre-tax margin represents operating earnings before income taxes divided by total net revenue, which is a comprehensive measure of pre-tax performance and is another basis by which TSS management evaluates its performance and that of its competitors. Pre-tax margin is an effective measure of TSS’ earnings after all operating costs are taken into consideration.

(c)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
Quarterly results
Operating earnings were $263 million, up $167 million from the prior year. Earnings benefited from higher revenues, due to wider spreads on liability balances, business growth, and increased average liability balances, and lower expenses. Prior-year results included a software-impairment charge of $53 million (after-tax).
Net revenue of $1.6 billion was up $217 million, or 16%, from the prior year. Noninterest revenue was $1.0 billion, up $125 million, or 14%. The improvement was due to an increase in assets under custody to $11.0 trillion, primarily driven by market value appreciation and new business; the acquisition of Vastera; and growth in foreign exchange, securities lending and wholesale card revenues, all driven primarily by broader product usage by existing customers. Partially offsetting this growth in noninterest revenue were lower service charges on deposits. Net interest income was $510 million, up $92 million from the prior year, primarily resulting from wider spreads on liability balances and an increase of 22% in average liability balances, to $167 billion.
Treasury Services net revenue of $648 million grew by $19 million, or 3%, from the prior year. Investor Services net revenue of $536 million grew by $132 million, or 33%, and Institutional Trust Services net revenue of $372 million grew by $66 million, or 22%. TSS firmwide net revenue, which includes Treasury Services net revenue recorded in other lines of business, grew to $2.2 billion, up $299 million, or 16%. Treasury Services firmwide net revenue grew to $1.3 billion, up $101 million, or 8%.

Credit reimbursement to the Investment Bank was $38 million, a decrease of $5 million from the prior year. TSS is charged a credit reimbursement related to certain exposures managed within the Investment Bank credit portfolio on behalf of clients shared with TSS.
Noninterest expense was $1.1 billion, down $49 million from the prior year. The reduction was primarily due to a significant software-impairment charge of $85 million in the prior year, lower allocations of Corporate segment expenses and increased product unit costs charged to other lines of business, primarily Commercial Banking. Partially offsetting these decreases was higher compensation expense, primarily related to new business growth and the Vastera acquisition.
Year-to-date results
Operating earnings were $737 million, an increase of $442 million, or 150%. Widening spreads on liability balances, business growth, average liability balance growth and the Merger were the primary drivers of revenue growth and more than offset the merger-related expense growth. Current period results included charges of $58 million (after-tax) to terminate a client contract. Results for the first nine months of 2004 included software-impairment charges of $95 million (after-tax) and a gain of $10 million (after-tax) on the sale of a business.
TSS net revenue of $4.6 billion increased $1.2 billion, or 34%. Net interest income grew to $1.5 billion, up $604 million, due to wider spreads on and growth in average liability balances, and the Merger. Noninterest revenue of $3.1 billion increased by $578 million, or 23%. This improvement was due to the Merger; an increase in assets under custody to $11.0 trillion, primarily driven by market value appreciation and new business; growth in securities lending; the acquisition of Vastera; and growth in wholesale cards and foreign exchange. Partially offsetting this growth were lower service charges on deposits and the absence, in the current period, of a gain on the sale of a business.
Treasury Services net revenue of $1.9 billion grew by $596 million, Investor Services net revenue of $1.6 billion grew by $333 million, and Institutional Trust Services net revenue of $1.1 billion grew by $253 million. TSS firmwide net revenue, which includes Treasury Services net revenue recorded in other lines of business, grew to $6.5 billion, up $2.0 billion, or 45%. Treasury Services firmwide net revenue grew to $3.9 billion, up $1.4 billion, or 59%.
Credit reimbursement to the Investment Bank was $114 million, an increase of $67 million, primarily as a result of the Merger. TSS is charged a credit reimbursement related to certain exposures managed within the Investment Bank credit portfolio on behalf of clients shared with TSS.
Noninterest expense of $3.4 billion was up $399 million, or 13%, due to the Merger, increased compensation expense resulting from new business growth and the Vastera acquisition, and charges of $93 million (pre-tax) to terminate a client contract. Partially offsetting these increases were lower allocations of Corporate segment expenses and increased product unit costs charged to other lines of business, primarily Commercial Banking. The prior year included software-impairment charges of $152 million (pre-tax).

Selected metrics(a)	Three months ended September 30,			Nine months ended September 30,
(in millions, except headcount and where otherwise noted)	2005	2004	Change	2005	2004(k)	Change

Revenue by business
Treasury Services	$648	$629	3%	$1,948	$1,352	44%
Investor Services	536	404	33	1,588	1,255	27
Institutional Trust Services	372	306	22	1,090	837	30

Total net revenue	$1,556	$1,339	16	$4,626	$3,444	34

Business metrics
Assets under custody (in billions)(b)	$10,991	$8,427	30	$10,991	$8,427	30
Corporate trust securities under administration (in billions)(c)	6,706	6,569	2	6,706	6,569	2

Number of:
US$ ACH transactions originated (in millions)	753	651	16	2,179	1,301	67
Total US$ clearing volume (in thousands)	24,906	21,781	14	70,811	58,572	21
International electronic funds transfer volume (in thousands)(d)(e)	22,723	11,794	93	59,896	29,911	100
Wholesale check volume (in millions)(e)	952	NA	NM	2,953	NA	NM
Wholesale cards issued (in thousands)(f)	12,810	11,260	14	12,810	11,260	14

Selected balance sheets (average)
Total assets	$26,798	$24,831	8	$26,755	$21,715	23
Loans	10,328	8,457	22	10,126	7,131	42
Liability balances(g)	166,836	136,606	22	161,893	118,299	37
Equity	1,900	1,900	—	1,900	2,761	(31)

Headcount	24,176	22,246	9	24,176	22,246	9

TSS Firmwide metrics
Treasury Services firmwide revenue(h)	$1,306	$1,205	8	$3,857	$2,427	59
Treasury & Securities Services firmwide revenue(h)	2,214	1,915	16	6,535	4,519	45
Treasury Services firmwide overhead ratio(i)	56%	59%		55%	63%
Treasury & Securities Services firmwide overhead ratio(i)	62	72		63	76
Treasury Services firmwide liability balances(j)	$140,079	$125,813	11	$137,325	$93,478	47
Treasury & Securities Services firmwide liability balances(j)	239,535	203,550	18	234,167	165,571	41

(a)	For a discussion of selected line of business metrics, see page 94 of this Form 10–Q.
(b)
Beginning March 31, 2005, assets under custody include an estimated $400 billion of Institutional Trust Services (“ITS”) assets under custody that have not been included previously. At September 30, 2005, an additional estimate of $130 billion of ITS-related AUC were included in the amount. Approximately 6% of total assets under custody were trust related.

(c)	Corporate trust securities under administration include debt held in trust on behalf of third parties and debt serviced as agent.
(d)	International electronic funds transfer includes non-US$ ACH and clearing volume.
(e)	Prior periods have been restated to conform to current period presentation.
(f)	Wholesale cards issued include domestic commercial card, stored value card, prepaid card, and government electronic benefit card products.
(g)	Liability balances include deposits and deposits swept to on-balance sheet liabilities.
TSS Firmwide metrics
Treasury & Securities Services firmwide metrics include certain TSS product revenues and liability balances reported in other lines of business for customers who are also customers of those lines of business. In order to capture the firmwide impact of Treasury Services (“TS”) and TSS products and revenues, management reviews firmwide metrics such as liability balances, revenues and overhead ratios in assessing financial performance for TSS. Firmwide metrics are necessary in order to understand the aggregate TSS business.
(h)
Firmwide revenue includes TS revenue recorded in the Commercial Banking, Consumer & Small Business Banking and Asset & Wealth Management businesses (see below) and exclude FX revenues recorded in the IB for TSS-related FX activity. TSS firmwide FX revenue, which include FX revenue recorded in TSS and FX revenue associated with TSS customers who are FX customers of the IB, was $96 million for the quarter ended September 30, 2005, and $282 million for the nine months ended September 30, 2005.

(i)
Overhead ratios have been calculated based on firmwide revenues and TSS and TS expenses, respectively, including those allocated to certain other lines of business. FX revenues and expenses recorded in the IB for TSS-related FX activity are not included in this ratio.

(j)
Firmwide liability balances include TS’ liability balances recorded in certain lines of business. Liability balances associated with TS customers who are also customers of the Commercial Banking line of business are not included in TS liability balances.

	Three months ended September 30,			Nine months ended September 30,
	2005	2004	Change	2005	2004(k)	Change

Treasury Services revenue reported in Commercial Banking	$582	$499	17%	$1,682	$939	79%
Treasury Services revenue reported in other lines of business	76	77	(1)	227	136	67

(k)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

ASSET & WEALTH MANAGEMENT

For a discussion of the business profile of AWM, see pages 45–46 of JPMorgan Chase’s 2004 Annual Report.

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2005	2004	Change	2005	2004(c)	Change

Revenue
Lending & deposit related fees	$7	$10	(30)%	$22	$18	22%
Asset management, administration and commissions	1,065	859	24	3,034	2,188	39
Other income	110	55	100	274	155	77

Noninterest revenue	1,182	924	28	3,330	2,361	41
Net interest income	267	269	(1)	823	508	62

Total net revenue	1,449	1,193	21	4,153	2,869	45

Provision for credit losses(a)	(19)	1	NM	(46)	7	NM

Noninterest expense
Compensation expense	554	452	23	1,601	1,120	43
Noncompensation expense	397	409	(3)	1,151	1,066	8
Amortization of intangibles	25	23	9	75	28	168

Total noninterest expense	976	884	10	2,827	2,214	28

Operating earnings before income tax expense	492	308	60	1,372	648	112
Income tax expense	177	111	59	498	230	117

Operating earnings	$315	$197	60	$874	$418	109

Financial ratios
ROE	52%	33%		49%	13%
Overhead ratio	67	74		68	77
Pre-tax margin ratio(b)	34	26		33	23

(a)	Third quarter 2005 includes a $3 million special provision related to Hurricane Katrina.
(b)
Pre-tax margin represents Operating earnings before income tax expense divided by Total net revenue, which is a comprehensive measure of pre-tax performance and is another basis by which AWM management evaluates its performance and that of its competitors. Pre-tax margin is an effective measure of AWM’s earnings, after all costs are taken into consideration.

(c)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
Quarterly results
Operating earnings were a record $315 million, up $118 million, or 60%, from the prior year. Performance was driven by increased revenues, partially offset by higher compensation expense.
Net revenue was $1.4 billion, up $256 million, or 21%, from the prior year. Noninterest revenue of $1.2 billion was up $258 million, or 28%. This increase was primarily due to the acquisition of a majority interest in Highbridge Capital Management in the fourth quarter of 2004 and net asset inflows, mainly in equity-related and liquidity products. Also contributing to the increase were global equity market appreciation and increased brokerage activity. Net interest income was $267 million, essentially unchanged from the prior year, as higher deposit and loan balances and wider loan spreads were offset by lower deposit spreads.
Private Bank client segment revenue grew 10% from the prior year, to $421 million, and Retail client segment revenue grew 42%, to $415 million. Institutional client segment revenue grew 34%, to $358 million, primarily due to the consolidation impact of Highbridge. Private Client Services client segment revenue grew 2%, to $255 million.
Assets under supervision were $1.2 trillion, up 15% from the prior year, and Assets under management were a record $828 billion, up 13%. The increases were primarily the result of market appreciation; net asset inflows primarily in equities and liquidity products; and the acquisition of a majority interest in Highbridge Capital Management. Custody, brokerage, administration and deposits were $325 billion, up 21%, primarily due to market appreciation and net inflows.
Provision for credit losses was a $19 million benefit, compared with a $1 million provision in the prior year.
Noninterest expense of $976 million was up $92 million, or 10%, from the prior year. This increase was primarily the result of the acquisition of Highbridge and higher performance-based incentives, partially offset by the benefit of expense efficiencies.

Year-to-date results
Operating earnings of $874 million were up $456 million from the prior year, due to the Merger and increased revenue, partially offset by higher compensation expense.
Net revenue was $4.2 billion, up $1.3 billion, or 45%. Noninterest revenue, principally fees and commissions, of $3.3 billion was up $969 million, principally due to the Merger, the acquisition of a majority interest in Highbridge Capital Management, LLC in the fourth quarter of 2004, net asset inflows and global equity market appreciation. Net interest income of $823 million was up $315 million primarily due to the Merger, higher deposit and loan balances and wider loan spreads, partially offset by lower deposit spreads.
Private Bank client segment revenue of $1.3 billion increased by $125 million. Retail client revenue of $1.1 billion increased by $298 million. Institutional client segment revenue was up $367 million to $993 million, which includes the consolidation impact of Highbridge. Private Client Services client segment revenue grew by $494 million, to $784 million.
Provision for credit losses was a benefit of $46 million, compared with a charge of $7 million in the prior year, due to lower net charge-offs and refinements in the data used to estimate the allowance for credit losses.
Noninterest expense of $2.8 billion increased by $613 million, or 28%, reflecting the Merger, the acquisition of Highbridge and increased compensation expense primarily related to higher performance-based incentives.

Selected metrics(a)	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratio, headcount and ranking data, and where otherwise noted)	2005	2004	Change	2005	2004(e)	Change

Revenue by client segment
Private bank	$421	$383	10%	$1,252	$1,127	11%
Retail	415	292	42	1,124	826	36
Institutional	358	267	34	993	626	59
Private client services	255	251	2	784	290	170

Total net revenue	$1,449	$1,193	21	$4,153	$2,869	45

Business metrics
Number of:
Client advisors	1,417	1,334	6	1,417	1,334	6
BrownCo average daily trades	28,357	23,969	18	28,126	29,714	(5)
Retirement plan services participants	1,293,000	874,000	48	1,293,000	874,000	48

Star rankings:(b)
% of customer assets in funds ranked 4 or better	44%	56%	(21)	44%	56%	(21)
% of customer assets in funds ranked 3 or better	77%	80%	(4)	77%	80%	(4)
Funds quartile ranking (1 year):(c)
% of AUM in 1st and 2nd quartiles	62%	63%	(2)	62%	63%	(2)

Selected balance sheet data (average)
Total assets	$42,427	$39,882	6	$41,391	$36,765	13
Loans	26,850	25,408	6	26,595	20,061	33
Deposits(d)	41,453	38,940	6	41,421	28,743	44
Equity	2,400	2,400	—	2,400	4,406	(46)

Headcount	12,531	12,368	1	12,531	12,368	1

Credit quality statistics
Net charge-offs	$23	$6	283	$15	$67	(78)
Nonperforming loans	118	125	(6)	118	125	(6)
Allowance for loan losses	148	241	(39)	148	241	(39)
Allowance for lending-related commitments	6	5	20	6	5	20

Net charge-off rate	0.34%	0.09%		0.08%	0.45%
Allowance for loan losses to average loans	0.55	0.95		0.56	1.20
Allowance for loan losses to nonperforming loans	125	193		125	193
Nonperforming loans to average loans	0.44	0.49		0.44	0.62

(a)	For a discussion of selected line of business metrics, see page 94 of this Form 10–Q.
(b)	Derived from Morningstar for the United States; Micropal for the United Kingdom, Luxembourg, Hong Kong and Taiwan; and Nomura for Japan.

(c)	Quartile rankings sourced from Lipper for the United States and Taiwan; Micropal for the United Kingdom, Luxembourg, and Hong Kong; and Nomura for Japan.
(d)	Reflects the transfer of certain consumer deposits from Retail Financial Services to Asset & Wealth Management.
(e)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
Assets under supervision
Assets under supervision (“AUS”) at September 30, 2005, were $1.2 trillion, up 15% from the prior year, and Assets under management (“AUM”) were $828 billion, up 13%. The increases resulted from global equity market appreciation; net asset inflows, primarily in equities and liquidity products; and the acquisition of a majority interest in Highbridge Capital Management, LLC. The Firm also has a 43% interest in American Century Companies, Inc., whose AUM totaled $100 billion and $89 billion at September 30, 2005 and 2004, respectively. Custody, brokerage, administration, and deposits were $325 billion, up 21%, due to market appreciation and net asset inflows.

ASSETS UNDER SUPERVISION(a)
September 30, (in billions)	2005	2004

Asset class
Liquidity	$239	$210
Fixed income	166	174
Equities & balanced	351	298
Alternatives	72	53

Assets under management	828	735
Custody/brokerage/administration/deposits	325	268

Total Assets under supervision	$1,153	$1,003

Client segment
Institutional
Assets under management	$479	$426
Custody/brokerage/administration/deposits	4	4

Assets under supervision	483	430
Private bank
Assets under management	142	136
Custody/brokerage/administration/deposits	167	143

Assets under supervision	309	279
Retail
Assets under management	155	122
Custody/brokerage/administration/deposits	106	81

Assets under supervision	261	203
Private client services
Assets under management	52	51
Custody/brokerage/administration/deposits	48	40

Assets under supervision	100	91

Total Assets under supervision	$1,153	$1,003

Geographic region
Americas
Assets under management	$557	$531
Custody/brokerage/administration/deposits	287	238

Assets under supervision	844	769
International
Assets under management	271	204
Custody/brokerage/administration/deposits	38	30

Assets under supervision	309	234

Total Assets under supervision	$1,153	$1,003

Memo:
Mutual fund assets:
Liquidity	$188	$163
Fixed income	39	48
Equity, balanced & alternatives	137	97

Total mutual funds assets	$364	$308

	Three months ended September 30,		Nine months ended September 30,
Assets under management rollforward	2005	2004	2005	2004(d)

Beginning balance	$783	$575	$791	$561
Liquidity net asset flows	19	(9)	8	(13)
Fixed income net asset flows	(4)	(5)	(2)	(6)
Equity, balanced & alternative net asset flows	4	(2)	13	8
Acquisitions(b)	—	176	—	176
Market/performance/other impacts(c)	26	—	18	9

Ending balance	$828	$735	$828	$735

Custody/brokerage/administration/deposits rollforward
Beginning balance	$310	$221	$315	$203
Custody/brokerage/administration net asset flows	9	12	15	21
Acquisitions(b)	—	38	—	38
Market/performance/other impacts(c)	6	(3)	(5)	6

Ending balance	$325	$268	$325	$268

Assets under supervision rollforward
Beginning balance	$1,093	$796	$1,106	$764
Net asset flows	28	(4)	34	10
Acquisitions(b)	—	214	—	214
Market/performance/other impacts(c)	32	(3)	13	15

Ending balance	$1,153	$1,003	$1,153	$1,003

(a)	Excludes assets under management of American Century.
(b)	Reflects the Merger with Bank One in the third quarter of 2004 ($214 billion).
(c)	Includes AWM’s strategic decision to exit the Institutional Fiduciary business in the second quarter of 2005 ($12 billion).
(d)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

CORPORATE

For a discussion of the business profile of Corporate, see pages 47-48 of JPMorgan Chase’s 2004 Annual Report.

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions)	2005	2004	Change	2005(b)	2004(c)	Change

Revenue
Securities/private equity gains (losses)	$274	$347	(21)%	$454	$1,202	(62)%
Other income	(20)	131	NM	115	277	(58)

Noninterest revenue	254	478	(47)	569	1,479	(62)
Net interest income	(645)	(536)	(20)	(2,085)	(559)	(273)

Total net revenue	(391)	(58)	NM	(1,516)	920	NM

Provision for credit losses(a)	13	(1)	NM	10	(110)	NM

Noninterest expense
Compensation expense	740	786	(6)	2,286	1,764	30
Noncompensation expense	987	1,146	(14)	3,025	2,873	5

Subtotal	1,727	1,932	(11)	5,311	4,637	15
Net expenses allocated to other businesses	(1,345)	(1,426)	6	(4,017)	(3,796)	(6)

Total noninterest expense	382	506	(25)	1,294	841	54

Operating earnings before income tax expense	(786)	(563)	(40)	(2,820)	189	NM
Income tax expense (benefit)	(311)	(344)	10	(1,172)	(168)	NM

Operating earnings (loss)	$(475)	$(219)	(117)	$(1,648)	$357	NM

(a)	Third quarter 2005 includes a $12 million special provision related to Hurricane Katrina.
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

(c)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

Quarterly results
Operating loss was $475 million, compared with a loss of $219 million in the prior year.
Net revenue was negative $391 million, compared with negative $58 million in the prior year. Net interest income was negative $645 million compared with negative $536 million. The decline was driven primarily by repositioning of the Treasury portfolio in prior periods. Noninterest revenue of $254 million declined by $224 million, primarily due to the absence of a one-time gain on the sale of an investment and Treasury portfolio losses of $43 million versus gains of $109 million in the prior year. This was partially offset by private equity gains of $313 million, an increase of $78 million from the prior year.
Noninterest expense was $382 million, down $124 million, or 25%, from the prior year. The expense decline was primarily due to lower compensation, merger-related savings and other efficiencies.
Year-to-date results
Operating loss was $1.6 billion, down from earnings of $357 million in the prior year.
Net revenue was negative $1.5 billion, compared with $920 million in the prior year. Noninterest revenue of $569 million declined by $910 million and included securities losses in the Treasury portfolio of $955 million. These losses were the result of repositioning the portfolio to manage exposure to rising interest rates. Private equity gains were $1.4 billion, an increase of $479 million from the prior year.
Net interest income was negative $2.1 billion, compared with negative $559 million in the prior year. Actions and policies adopted in conjunction with the Merger and the repositioning of the Treasury portfolio were the main drivers of the decline.
Noninterest expense was $1.3 billion, up $453 million, or 54%, from the prior year, primarily due to the Merger, partially offset by merger-related savings, expense efficiencies and further refinements to certain cost allocation methodologies in order to provide consistency in reporting across business segments.

Selected metrics	Three months ended September 30,			Nine months ended September 30,
(in millions, except headcount data)	2005	2004	Change	2005	2004(e)	Change

Selected average balance sheets
Short-term investments(a)	$15,538	$26,432	(41)%	$15,169	$13,025	16%
Investment portfolio(b)	47,311	74,708	(37)	57,518	63,769	(10)
Goodwill(c)	43,535	42,958	1	43,456	14,652	197
Total assets	149,589	204,884	(27)	162,175	150,293	8

Headcount	28,406	24,482	16	28,406	24,482	16

Treasury
Securities gains (losses)(d)	$(43)	$109	NM	$(955)	$270	NM
Investment portfolio (average)	39,351	65,508	(40)	49,453	55,901	(12)
Investment portfolio (ending)	42,754	61,331	(30)	42,754	61,331	(30)

(a)	Represents Federal funds sold, Securities borrowed, Trading assets – debt and equity instruments, and Trading assets – derivative receivables.
(b)	Represents investment securities and private equity investments.
(c)	Effective with the third quarter of 2004, all goodwill is allocated to the Corporate line of business. Prior to the third quarter of 2004, goodwill was allocated to the various lines of business.
(d)
Losses in the first quarter of 2005 were primarily due to the sale of $20 billion of investment securities during the month of March 2005. Excludes gains/losses on securities used to manage risk associated with MSRs.

(e)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

Selected income statement and balance sheet data – Private equity
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2005	2004	Change	2005	2004(c)	Change

Private equity gains (losses)
Direct investments
Realized gains	$430	$277	55%	$1,618	$981	65%
Write-ups/(write-downs)	(71)	(31)	(129)	2	(81)	NM
Mark-to-market (losses)	(64)	(27)	(137)	(306)	(3)	NM

Total direct investments	295	219	35	1,314	897	46
Third-party fund investments	18	16	13	88	26	238

Total private equity gains (losses)	313	235	33	1,402	923	52
Other income	10	14	(29)	26	37	(30)
Net interest income	(51)	(89)	43	(157)	(201)	22

Total net revenue	272	160	70	1,271	759	67
Total noninterest expense	53	73	(27)	181	209	(13)

Operating earnings before income tax expense	219	87	152	1,090	550	98
Income tax expense	78	27	189	390	187	109

Operating earnings	$141	$60	135	$700	$363	93

Private equity portfolio information(a)
Direct investments	September 30, 2005	December 31, 2004	Change

Publicly-held securities
Carrying value	$563	$1,170	(52)%
Cost	451	744	(39)
Quoted public value	795	1,758	(55)

Privately-held direct securities
Carrying value	4,793	5,686	(16)
Cost	6,187	7,178	(14)

Third-party fund investments(b)
Carrying value	561	641	(12)
Cost	920	1,042	(12)

Total private equity portfolio
Carrying value	$5,917	$7,497	(21)
Cost	$7,558	$8,964	(16)

(a)	For further information on the Firm’s policies regarding the valuation of the private equity portfolio, see Note 9 on pages 98–100 of JPMorgan Chase’s 2004 Annual Report.
(b)	Unfunded commitments to private third-party equity funds were $402 million and $563 million at September 30, 2005, and December 31, 2004, respectively.
(c)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
The carrying value of the Private Equity portfolio at September 30, 2005, was $5.9 billion, a net decrease of $1.6 billion from December 31, 2004. The decrease was primarily the result of sales of investments, consistent with management’s intention to reduce over time the capital committed to private equity.

BALANCE SHEET ANALYSIS

Selected balance sheet data (in millions)	September 30, 2005	December 31, 2004

Assets
Cash and due from banks	$33,036	$35,168
Deposits with banks and Federal funds sold	19,804	28,958
Securities purchased under resale agreements and Securities borrowed	181,790	141,504
Trading assets — debt and equity instruments	250,171	222,832
Trading assets — derivative receivables	54,389	65,982
Securities:
Available-for-sale	68,613	94,402
Held-to-maturity	84	110
Loans, net of allowance for loan losses	413,284	394,794
Other receivables	39,630	31,086
Goodwill and other intangible assets	58,103	57,887
All other assets	84,129	84,525

Total assets	$1,203,033	$1,157,248

Liabilities
Deposits	$535,123	$521,456
Securities sold under repurchase agreements and securities lent	134,027	112,347
Trading liabilities — debt and equity instruments	99,163	87,942
Trading liabilities — derivative payables	53,329	63,265
Long-term debt and capital debt securities	113,475	105,718
All other liabilities	161,781	160,867

Total liabilities	1,096,898	1,051,595
Stockholders’ equity	106,135	105,653

Total liabilities and stockholders’ equity	$1,203,033	$1,157,248

Balance sheet overview
At September 30, 2005, the Firm’s total assets were $1.2 trillion, an increase of $45.8 billion, or 4%, from December 31, 2004. Growth was primarily in securities purchased under resale agreements and securities borrowed, wholesale loans and debt and equity trading assets, partially offset by declines in available-for-sale (“AFS”) securities, derivative receivables trading assets, and deposits with banks and federal funds sold.
At September 30, 2005, the Firm’s total liabilities were $1.1 trillion, an increase of $45.3 billion, or 4%, from December 31, 2004. Growth was primarily driven by securities sold under repurchase agreements and securities lent, deposits, debt and equity trading liabilities, and long-term debt and capital debt securities. This growth was partially offset by a decline in derivative payables trading liabilities.
Securities purchased under resale agreements and Securities sold under repurchase agreements
The increase in Securities purchased under resale agreements and Securities sold under repurchase agreements from December 31, 2004, was primarily due to growth in client-driven financing activities in North America and Europe.
Trading assets and liabilities – debt and equity instruments
The Firm’s debt and equity trading instruments consist primarily of fixed income securities (including government and corporate debt) and equity and convertible cash instruments used for both market-making and proprietary risk-taking activities. The increase over December 31, 2004, was primarily due to growth in client-driven market-making activities across interest rate, credit and equity markets, as well as an increase in proprietary trading activities. For additional information, refer to Note 3 on page 71 of this Form 10–Q.
Trading assets and liabilities – derivative receivables and payables
The Firm uses various interest rate, foreign exchange, equity, credit and commodity derivatives for market-making, proprietary risk-taking and risk management purposes. The decline from December 31, 2004, was primarily due to the appreciation of the U.S. dollar and, to a lesser extent, higher interest rates, partially offset by rising commodity prices. For additional information, refer to Credit risk management and Note 3 on pages 49–59 and 71, respectively, of this Form 10–Q.
Securities
The AFS portfolio declined $25.8 billion from December 31, 2004, primarily due to securities sales as a result of management’s decision to reposition the investment portfolio to manage exposure to rising interest rates. For additional information related to securities, refer to Note 8 on pages 73–74 of this Form 10–Q.

Loans
The $18.4 billion increase in gross loans was due primarily to an increase of $16.5 billion in the wholesale portfolio. The increase in wholesale loans was primarily from the IB, reflecting higher balances of loans held-for-sale (“HFS”), related to securitization and syndication activities, and growth in the IB Credit Portfolio. Wholesale HFS loans were $17.9 billion as of September 30, 2005, compared with $7.7 billion as of December 31, 2004. For consumer loans, growth in consumer real estate and credit card loans from December 31, 2004, to September 30, 2005, was mostly offset by a decline in the auto portfolio. For a more detailed discussion of the loan portfolio and the Allowance for loan losses, refer to Credit risk management on pages 49–59 of this Form 10–Q.
Goodwill and Other intangible assets
The $216 million increase in Goodwill and Other intangible assets primarily resulted from the Cazenove joint venture; the Vastera and Neovest acquisitions; and higher MSRs, the result of business growth and favorable risk management results. Partially offsetting the increase were declines from the amortization of purchased credit card relationships and core deposit intangibles. For additional information, see Note 14 on pages 81–82 of this Form 10–Q.
Deposits
Deposits increased by 3% from December 31, 2004. Retail deposits increased, reflecting growth from new account acquisitions and the ongoing expansion of the retail branch distribution network. Wholesale deposits were higher, driven by growth in business volumes. For more information on deposits, refer to the RFS segment discussion and the Liquidity risk management discussion on pages 20–27 and 47–48, respectively, of this Form 10–Q. For more information on liability balances, refer to the CB and TSS segment discussions on pages 31–32 and 33–35, respectively, of this Form 10–Q.
Long-term debt and capital debt securities
Long-term debt and capital debt securities increased by $7.8 billion, or 7%, from December 31, 2004, primarily due to net new debt issuances. For additional information on the Firm’s long-term debt activity, see the Liquidity risk management discussion on pages 47–48 of this Form 10–Q.
Stockholders’ equity
Total stockholders’ equity increased $482 million from year-end 2004, to $106.1 billion at September 30, 2005. The increase was the result of net income for the first nine months of 2005 and common stock issued under employee plans, partially offset by cash dividends, stock repurchases and the redemption of $200 million of preferred stock. For a further discussion of capital, see the Capital management section that follows.

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
For performance management purposes, the Firm does not allocate goodwill to the lines of business because it believes that the accounting-driven allocation of goodwill could distort assessments of relative returns. In management’s view, this approach fosters better comparison of returns among the lines of business, as well as a better comparison of line of business returns with external peers. The Firm assigns an amount of equity capital equal to the then current book value of the Firm’s goodwill to the Corporate segment. The return on invested capital related to the Firm’s goodwill assets is managed within the Corporate segment. In accordance with SFAS 142, the Firm allocates goodwill to the lines of business based on the underlying fair values of the businesses and then performs the required impairment testing. For a further discussion of goodwill and impairment testing, see Note 14 on pages 81–82 of this Form 10–Q, and Critical accounting estimates on page 79 of JPMorgan Chase’s 2004 Annual Report.

The current methodology used to assign line of business equity is not comparable to equity assigned to the lines of business prior to July 1, 2004.

(in billions)	Quarterly Averages
Line of business equity	3Q05	3Q04

Investment Bank	$20.0	$20.0
Retail Financial Services	13.5	13.1
Card Services	11.8	11.8
Commercial Banking	3.4	3.4
Treasury & Securities Services	1.9	1.9
Asset & Wealth Management	2.4	2.4
Corporate(a)	52.5	51.8

Total common stockholders’ equity	$105.5	$104.4

(a)	Third quarter of 2005 includes $43.5 billion of equity to offset goodwill and $9.0 billion of equity primarily related to Treasury, Private Equity and the Corporate Pension Plan.
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

(in billions)	Quarterly Averages
Economic risk capital	3Q05	3Q04

Credit risk	$22.2	$24.1
Market risk	10.3	9.3
Operational risk	5.5	5.7
Business risk	2.1	2.1
Private equity risk	3.7	4.5

Economic risk capital	43.8	45.7
Goodwill	43.5	43.0
Other(a)	18.2	15.7

Total common stockholders’ equity	$105.5	$104.4

(a)	Additional capital required to meet internal regulatory/debt rating objectives.
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
On March 1, 2005, the FRB issued a final rule, which became effective April 11, 2005, that continues the inclusion of trust preferred securities in Tier 1 capital, subject to stricter quantitative limits and revised qualitative standards. The rule provides for a five-year transition period. As an internationally active bank holding company, JPMorgan Chase is subject to the rule’s limitation on restricted core capital elements, including trust preferred securities, to 15% of total core capital elements, net of goodwill less any associated deferred tax liability. At September 30, 2005, JPMorgan Chase’s restricted core capital elements were 16.3% of total core capital elements. JPMorgan Chase expects to be in compliance with the 15% limit by the March 31, 2009 implementation date.
On July 20, 2004, the federal banking regulatory agencies issued a final rule that excludes assets of asset-backed commercial paper programs that are consolidated as a result of FIN 46R from risk-weighted assets for purposes of computing Tier 1 and Total risk-based capital ratios. The final rule also requires that capital be held against short-term liquidity facilities supporting asset-backed commercial paper programs. The final rule became effective September 30, 2004. In addition, under the final rule, both short- and long-term liquidity facilities are subject to certain asset quality tests effective September 30, 2005. Adoption of the rule did not have a material effect on the capital ratios of the Firm.

The following table sets forth certain regulatory capital ratios for JPMorgan Chase and its principal bank subsidiaries as of September 30, 2005, and December 31, 2004. At each of such dates, JPMorgan Chase maintained a well-capitalized position.

	Tier 1	Total	Risk-weighted	Adjusted average	Tier 1	Total	Tier 1
(in millions, except ratios)	capital	capital	assets(c)	assets(d)	capital ratio	capital ratio	leverage ratio

September 30, 2005
JPMorgan Chase & Co.(a)	$70,745	$98,254	$866,289	$1,143,449	8.2%	11.3%	6.2%
JPMorgan Chase Bank, N.A.	60,074	82,409	758,838	972,393	7.9	10.9	6.2
Chase Bank USA, N.A.	9,414	11,679	67,336	71,865	14.0	17.3	13.1

December 31, 2004 JPMorgan Chase & Co.(a)	$68,621	$96,807	$791,373	$1,102,456	8.7%	12.2%	6.2%
JPMorgan Chase Bank, N.A.	55,489	78,478	670,295	922,877	8.3	11.7	6.0
Chase Bank USA, N.A.	8,726	11,186	86,955	71,797	10.0	12.9	12.2

Well capitalized ratios(b)					6.0%	10.0%	5.0	%(e)
Minimum capital ratios(b)					4.0	8.0	3.0	(f)

(a)
Assets and capital amounts for JPMorgan Chase’s banking subsidiaries include intercompany transactions, whereas the respective amounts for JPMorgan Chase reflect the elimination of intercompany transactions.

(b)	As defined by the regulations issued by the FRB, Federal Deposit Insurance Corporation (“FDIC”), and OCC.
(c)
Includes off–balance sheet risk-weighted assets in the amounts of $268.4 billion, $251.1 billion and $11.7 billion, respectively at September 30, 2005, and $250.3 billion, $229.6 billion and $15.5 billion, respectively, at December 31, 2004.

(d)
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
Tier 1 capital was $70.7 billion at September 30, 2005, compared with $68.6 billion at December 31, 2004, an increase of $2.1 billion. The increase was primarily due to net income of $5.8 billion, $1.3 billion of additional qualifying trust preferred securities and net common stock issued under employee plans of $1.3 billion. Offsetting these increases were dividends declared of $3.6 billion, common share repurchases of $2.4 billion, an increase in the deduction for goodwill of $352 million and the redemption of $200 million of preferred stock.
Dividends
The Firm’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain an adequate capital level and alternative investment opportunities. In the third quarter of 2005, JPMorgan Chase declared a quarterly cash dividend on its common stock of $0.34 per share, payable October 31, 2005, to stockholders of record at the close of business on October 6, 2005. The Firm has targeted a common stock dividend payout ratio of approximately 30%-40% of the Firm’s operating earnings over time.
Stock repurchases
On July 20, 2004, the Board of Directors approved an initial stock repurchase program in the aggregate amount of $6.0 billion. This amount includes shares to be repurchased to offset issuances under the Firm’s employee stock-based plans. The actual amount of shares repurchased will be subject to various factors, including market conditions; legal considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account goodwill and intangibles); internal capital generation; and alternative potential investment opportunities. Under the stock repurchase program, the Firm repurchased 14.4 million shares and 67.2 million shares for $500 million and $2.4 billion at an average price per share of $34.61 and $35.84 for the three and nine months ended September 30, 2005, respectively. The Firm repurchased 3.5 million shares for $138 million at an average price per share of $39.42 for the three months ended September 30, 2004. The Firm did not repurchase any shares of its common stock during the first half of 2004. As of September 30, 2005, $2.9 billion authorized repurchase capacity remains.
The Firm has determined that it may, from time to time, enter into written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of its common stock in accordance with the repurchase program. A Rule 10b5-1 repurchase plan would allow the Firm to repurchase its shares during its internal trading black out periods when it would not otherwise be repurchasing its common stock. All purchases under a Rule 10b5-1 plan must be made according to a predefined plan that is established when the Firm is not aware of material non-public information. There is no assurance that the Firm will, in fact, enter into any Rule 10b5-1 program in respect of any “black out period.” Irrespective of entering into any Rule 10b5-1 program, the Firm intends to continue to purchase shares, without further announcement, pursuant to its authorized repurchase program. For additional information regarding repurchases of the Firm’s equity securities, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, on page 97 of this Form 10–Q.

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
For certain liquidity commitments to SPEs, the Firm could be required to provide funding if the credit rating of JPMorgan Chase Bank were downgraded below specific levels, primarily P-1, A-1 and F1 for Moody’s, Standard & Poor’s and Fitch, respectively. The amount of these liquidity commitments was $74.3 billion and $79.4 billion at September 30, 2005, and December 31, 2004, respectively. Alternatively, if JPMorgan Chase Bank were downgraded, the Firm could be replaced by another liquidity provider in lieu of funding under the liquidity commitment, or, in certain circumstances, could facilitate the sale or refinancing of the assets in the SPE in order to provide liquidity.
Of the $74.3 billion of liquidity commitments to SPEs at September 30, 2005, $45.7 billion was included in the Firm’s total other unfunded commitments to extend credit, included in the table below. Of the $79.4 billion of liquidity commitments to SPEs at December 31, 2004, $47.7 billion was included in the Firm’s total other unfunded commitments to extend credit. As a result of the Firm’s consolidation of multi-seller conduits in accordance with FIN 46R, $28.6 billion of the September 30, 2005, commitments were excluded from the table, as the underlying assets of the SPEs have been included on the Firm’s Consolidated balance sheets; this compares with $31.7 billion of commitments that were excluded at December 31, 2004.
The following table summarizes certain revenue information related to variable interest entities (“VIEs”) with which the Firm has significant involvement, and to qualifying SPEs (“QSPEs”). For a further discussion of VIEs and QSPEs, see Note 1 on page 88 of JPMorgan Chase’s 2004 Annual Report. The revenue reported in the table below primarily represents servicing and custodial fee income.
Revenue from VIEs and QSPEs

	Three months ended September 30,			Nine months ended September 30,(b)
(in millions)	VIEs(a)	QSPEs	Total	VIEs(a)	QSPEs	Total

2005	$57	$415	$472	$167	$1,207	$1,374
2004	53	424	477	96	979	1,075

(a)	Includes VIE-related revenue (i.e., revenue associated with consolidated and significant interests in nonconsolidated VIEs).
(b)	Year-to-date 2004 results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
The Firm also has exposure to certain SPEs arising from derivative transactions; these transactions are recorded at fair value on the Firm’s Consolidated balance sheets, with changes in fair value (i.e., mark-to-market (“MTM”) gains and losses) recorded in Trading revenue. Such MTM gains and losses are not included in the revenue amounts reported in the table above.
The accompanying table summarizes JPMorgan Chase’s off–balance sheet lending-related financial instruments by remaining maturity, at September 30, 2005.

						Dec. 31,
Off–balance sheet lending-related financial instruments	September 30, 2005					2004
By remaining maturity	Under	1–3	3–5	Over
(in millions)	1 year	years	years	5 years	Total	Total

Consumer	$574,605	$3,478	$3,090	$51,137	$632,310	$601,196
Wholesale:
Other unfunded commitments to extend credit(a)(b)	91,809	65,273	62,762	16,098	235,942	225,152
Standby letters of credit and guarantees(a)(c)	28,033	18,379	23,444	4,007	73,863	78,084
Other letters of credit(a)	6,340	640	181	18	7,179	6,163

Total wholesale	126,182	84,292	86,387	20,123	316,984	309,399

Total off-balance sheet lending-related financial instruments	$700,787	$87,770	$89,477	$71,260	$949,294	$910,595

(a)	Represents contractual amount net of risk participations totaling $28.5 billion at September 30, 2005, and $26.4 billion at December 31, 2004.
(b)
Includes unused advised lines of credit totaling $24.9 billion at September 30, 2005, and $22.8 billion at December 31, 2004, which are not legally binding. In regulatory filings with the FRB, unused advised lines are not reportable.

(c)	Includes unused commitments to issue standby letters of credit of $34.7 billion at September 30, 2005, and $38.4 billion at December 31, 2004.

RISK MANAGEMENT

Risk is an inherent part of JPMorgan Chase’s business activities. The Firm’s risk management framework and governance structure is intended to provide comprehensive controls and ongoing management of its major risks. In addition, this framework recognizes the diversity among the Firm’s core businesses, which helps reduce the impact of volatility in any particular area on the Firm’s operating results as a whole. There are seven major risk types identified in the business activities of the Firm: liquidity risk, credit risk, market risk, operational risk, legal and reputational risk, fiduciary risk, and principal risk.
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
As of September 30, 2005, the Firm’s liquidity position remains strong, based upon its liquidity metrics. JPMorgan Chase’s long-dated funding, including core deposits, exceeds illiquid assets, and the Firm believes its obligations can be met even if access to funding is impaired.
The diversity of the Firm’s funding sources enhances financial flexibility and limits dependence upon any one source, thereby minimizing the cost of funds. A stable and consistent source of funding for JPMorgan Chase Bank is provided by its RFS, CB and TSS deposit base. As of September 30, 2005, total deposits for the Firm were $535 billion, which represents 65% of the Firm’s funding liabilities. A significant portion of the Firm’s retail deposits are core deposits, which are less sensitive to interest rate changes and therefore are considered more stable than market-based deposits. Core deposits include all U.S. deposits insured by the FDIC, up to the legal limit of $100,000 per depositor. Throughout the first nine months of 2005, core deposits remained at approximately the same level as at 2004 year-end. In addition to core deposits, the Firm benefits from substantial, geographically diverse corporate liability balances originated by TSS and CB through the normal course of business. These franchise-generated liability balances are also a stable and consistent source of funding due to the nature of the businesses from which they are generated. For a further discussion of deposit and liability balance trends, see Business Segment Results and Balance Sheet Analysis on pages 15–41 and 42–43 of this Form 10–Q.
Additional sources of funds include a variety of both short- and long-term instruments, including federal funds purchased, commercial paper, bank notes, medium- and long-term debt, and capital securities. This funding is managed centrally, using regional expertise and local market access, to ensure active participation in the global financial markets while maintaining consistent global pricing. These markets serve as a cost-effective and diversified source of funds and are a critical component of the Firm’s liquidity management. Decisions concerning the timing and tenor of accessing these markets are based upon relative costs, general market conditions, prospective views of balance sheet growth and a targeted liquidity profile.
Finally, funding flexibility is provided by the Firm’s ability to access the repo and asset securitization markets. These markets are evaluated on an ongoing basis to achieve an appropriate balance of secured and unsecured funding. The ability to securitize loans, and the associated gains on those securitizations, are principally dependent upon the credit quality and yields of the assets securitized and are generally not dependent upon the credit ratings of the issuing entity. Transactions between the Firm and its securitization structures are reflected in JPMorgan Chase’s consolidated financial statements; these relationships include retained interests in securitization trusts, liquidity facilities and derivative transactions. For further details, see Notes 12 and 13 on pages 76–79 and 79–80, respectively, of this Form 10–Q.

Issuance
Corporate credit spreads tightened in the third quarter of 2005 due to strong investor appetite and good primary and secondary market liquidity. Higher energy costs put pressure on corporate market conditions in August; however, sentiment improved as energy prices retreated in September.
During the third quarter of 2005, JPMorgan Chase issued approximately $8.9 billion of long-term debt and capital securities. These issuances were partially offset by $8.2 billion of long-term debt and capital securities that matured or were redeemed. In addition, during the third quarter of 2005 the Firm securitized approximately $4.8 billion of residential mortgage loans and $4.8 billion of credit card loans, resulting in pre-tax gains on securitizations of $2 million and $32 million, respectively. During the first nine months of 2005, JPMorgan Chase issued approximately $32.0 billion of long-term debt and capital securities. These issuances were partially offset by $22.2 billion of long-term debt and capital securities that matured or were redeemed. In addition, during the first nine months of 2005, the Firm securitized approximately $11.1 billion of residential mortgage loans, $10.1 billion of credit card loans and $2.3 billion of automobile loans, resulting in pre-tax gains on securitizations of $22 million, $67 million and $10 million, respectively. For a further discussion of loan securitizations, see Note 12 on pages 76–79 of this Form 10–Q.
Credit ratings
The credit ratings of JPMorgan Chase’s parent holding company and each of its significant banking subsidiaries were, as of September 30, 2005, as follows:

	Short-term debt			Senior long-term debt
	Moody’s	S&P	Fitch	Moody’s	S&P	Fitch

JPMorgan Chase & Co.	P-1	A-1	F1	Aa3	A+	A+
JPMorgan Chase Bank, N.A.	P-1	A-1+	F1+	Aa2	AA-	A+
Chase Bank USA, N.A.	P-1	A-1+	F1+	Aa2	AA-	A+

The Firm’s principal insurance subsidiaries had the following financial strength ratings as of September 30, 2005:

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
If the Firm’s ratings were downgraded by one notch, the Firm estimates the incremental cost of funds and the potential loss of funding to be negligible. Additionally, the Firm estimates the additional funding requirements for VIEs and other third-party commitments would not be material. In the current environment, the Firm believes a downgrade is unlikely. For additional information on the impact of a credit ratings downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements, see Off–balance Sheet Arrangements on page 46 and Ratings profile of derivative receivables mark-to-market (“MTM”) on page 54 of this Form 10–Q.

CREDIT RISK MANAGEMENT

The following discussion of JPMorgan Chase’s credit portfolio as of September 30, 2005, highlights developments since December 31, 2004, and should be read in conjunction with pages 57–69, page 77 and Notes 11, 12, 27 and 28 of JPMorgan Chase’s 2004 Annual Report.
The Firm assesses its consumer credit exposure on a managed basis, which includes credit card securitizations. For a reconciliation of the Provision for credit losses on a reported basis to operating, or managed, basis, see pages 11–14 of this Form 10–Q.

CREDIT PORTFOLIO

The following table presents JPMorgan Chase’s credit portfolio as of September 30, 2005, and December 31, 2004. Total wholesale credit exposure (Investment Bank, Commercial Banking, Treasury & Securities Services and Asset & Wealth Management) at September 30, 2005, increased $9.6 billion from December 31, 2004, while total consumer credit exposure (Retail Financial Services and Card Services) increased $31.3 billion from year-end 2004. In the table, reported loans include all HFS loans, which are carried at the lower of cost or market and declines in value are recorded in Other income. However, these HFS loans are excluded from the average loan balances used for the net charge-off rate calculations.
Wholesale and consumer credit portfolio

	Credit exposure		Nonperforming assets(n)(o)
(in millions, except ratios)	Sept. 30, 2005	Dec. 31, 2004	Sept. 30, 2005		Dec. 31, 2004

Wholesale
Loans — reported(a)	$151,591	$135,067	$1,192		$1,574
Derivative receivables(b)	54,389	65,982	231		241
Interests in purchased receivables	28,766	31,722	—		—

Total wholesale credit-related assets	234,746	232,771	1,423		1,815
Lending-related commitments(c)(d)	316,984	309,399	NA		NA

Total wholesale credit exposure	$551,730	$542,170	$1,423		$1,815

Consumer
Loans — reported(e)	$268,913	$267,047	$1,212	(p)	$1,169	(p)
Loans — securitized(e)(f)	69,095	70,795	—		—

Total managed consumer loans	338,008	337,842	1,212		1,169
Lending-related commitments	632,310	601,196	NA		NA

Total consumer credit exposure	$970,318	$939,038	$1,212		$1,169

Total credit portfolio
Loans — reported(g)	$420,504	$402,114	$2,404		$2,743
Loans — securitized	69,095	70,795	—		—

Total managed loans	489,599	472,909	2,404		2,743
Derivative receivables	54,389	65,982	231		241
Interests in purchased receivables	28,766	31,722	—		—

Total managed credit-related assets	572,754	570,613	2,635		2,984
Wholesale lending-related commitments	316,984	309,399	NA		NA
Consumer lending-related commitments	632,310	601,196	NA		NA
Assets acquired in loan satisfactions(h)	NA	NA	204		247

Total credit portfolio	$1,522,048	$1,481,208	$2,839		$3,231

Purchased held-for-sale wholesale loans(i)	$358	$351	$358		$351
Credit derivative hedges notional(j)	(32,131)	(37,200)	(17)		(15)
Collateral held against derivatives	(7,236)	(9,301)	NA		NA

	Three months ended September 30,				Nine months ended September 30,
	Net charge-offs		Net charge-off rate		Net charge-offs		Net charge-off rate
(in millions, except ratios)	2005	2004	2005	2004	2005	2004(q)	2005	2004(q)

Wholesale(k)
Loans — reported(l)	$(40)	$(24)	(0.12)%	(0.08)%	$(101)	$118	(0.11)%	0.17%

Consumer
Loans — reported(m)	$910	$889	1.43%	1.45%	$2,560	$1,583	1.37%	1.28%
Loans — securitized	867	928	4.99	5.20	2,714	1,887	5.27	5.41

Total managed consumer loans	1,777	1,817	2.20	2.30	5,274	3,470	2.21	2.18
Lending-related commitments	NA	NA	NA	NA	NA	NA	NA	NA

Total consumer credit exposure	$1,777	$1,817	2.20%	2.30%	$5,274	$3,470	2.21%	2.18%

Total credit portfolio
Loans — reported	$870	$865	0.90%	0.93%	$2,459	$1,701	0.87%	0.89%
Loans — securitized	867	928	4.99	5.20	2,714	1,887	5.27	5.41

Total managed loans	$1,737	$1,793	1.53%	1.62%	$5,173	$3,588	1.55%	1.58%

(a)	Wholesale loans past-due 90 days and over and accruing were $6 million and $8 million as of September 30, 2005, and December 31, 2004, respectively.
(b)
The Firm also views its credit exposure on an economic basis. For derivative receivables, economic credit exposure is the three-year average of a measure known as Average exposure (which is the expected MTM value of derivative receivables at future time periods, including the benefit of collateral). Average exposure was $37 billion and $38 billion at September 30, 2005, and December 31, 2004, respectively. See pages 53–55 of this Form 10–Q, and pages 62–65 of JPMorgan Chase’s 2004 Annual Report, for a further discussion of the Firm’s derivative receivables.

(c)
The Firm also views its credit exposure on an economic basis. For lending-related commitments, economic credit exposure is represented by a “loan equivalent” amount, which is the portion of the unused commitment or other contingent exposure that is expected, based upon average portfolio historical experience, to become outstanding in the event of a default by the obligor. Loan equivalents were $175 billion and $162 billion at September 30, 2005, and December 31, 2004, respectively. See page 55 of this Form 10–Q for a further discussion of this measure.

(d)
Includes unused advised lines of credit totaling $24.9 billion and $22.8 billion at September 30, 2005, and December 31, 2004, respectively, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable.

(e)
Consumer loans past-due 90 days and over and accruing include credit card receivables of $1.1 billion and $1.0 billion, and related credit card securitizations of $1.0 billion and $1.3 billion at September 30, 2005, and December 31, 2004, respectively.

(f)	Represents securitized credit card receivables. For a further discussion of credit card securitizations, see Card Services on pages 28–30 of this Form 10–Q.
(g)	Loans are presented net of unearned income of $3.2 billion and $4.1 billion at September 30, 2005, and December 31, 2004, respectively.
(h)
At September 30, 2005, and December 31, 2004, includes $20 million and $23 million, respectively, of wholesale assets acquired in loan satisfactions, and $184 million and $224 million, respectively, of consumer assets acquired in loan satisfactions.

(i)	Represents distressed wholesale loans purchased as part of IB’s proprietary activities, which are included in wholesale loans held-for-sale, but are excluded from nonperforming assets.
(j)
Represents the net notional amount of protection bought and sold of single-name and portfolio credit derivatives used to manage the credit risk of wholesale credit exposure; these derivatives do not qualify for hedge accounting under SFAS 133.

(k)	Wholesale net charge-offs are not applicable for Derivative receivables, Interests in purchased receivables and lending-related commitments.
(l)	Net charge-off rates exclude average wholesale loans HFS of $17.4 billion as of September 30, 2005, and $7.3 billion at September 30, 2004.
(m)
Net charge-off rates exclude average HFS retail loans in the amount of $15.7 billion and $14.5 billion for the three months ended September 30, 2005 and 2004, respectively, and $15.4 billion and $15.1 billion for the nine months ended September 30, 2005 and 2004, respectively. Card Services has no average held-for-sale loans.

(n)
Nonperforming assets include wholesale HFS loans of $106 million and $2 million as of September 30, 2005, and December 31, 2004, and consumer HFS loans of $10 million and $13 million as of September 30, 2005, and December 31, 2004, respectively.

(o)	Excludes purchased HFS wholesale loans.
(p)
Excludes nonperforming assets related to loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by government agencies of $1.0 billion and $1.5 billion for September 30, 2005, and December 31, 2004, respectively. These amounts are excluded, as reimbursement is proceeding normally.

(q)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

WHOLESALE CREDIT PORTFOLIO

As of September 30, 2005, wholesale exposure increased $9.6 billion from December 31, 2004. Increases in loans and lending-related commitments of $16.5 billion and $7.6 billion, respectively, were partially offset by reductions in derivative receivables and interests in purchased receivables of $11.6 billion and $2.9 billion, respectively. As described on page 43 of this Form 10–Q, the increase in loans was primarily in the IB, reflecting more loans held-for-sale related to securitization and syndication activities and growth in the IB Credit Portfolio. The increase in leading-related commitments was also due to IB activity. The decrease in derivative receivables was primarily due to the appreciation of the U.S. dollar and, to a lesser extent, higher interest rates, partially offset by rising commodity prices. Below are summaries of the maturity and ratings profiles of the wholesale portfolio as of September 30, 2005, and December 31, 2004. The ratings scale is based upon the Firm’s internal risk ratings and is presented on an S&P-equivalent basis.
Wholesale exposure

	Maturity profile(a)				Ratings profile
					Investment-grade
					(“IG”)	Noninvestment-grade
								Total
At September 30, 2005								% of
(in billions, except ratios)	<1 year	1–5 years	> 5 years	Total	AAA to BBB-	BB+ & below	Total	IG

Loans	50%	37%	13%	100%	$90	$62	$152	59%
Derivative receivables(b)	10	40	50	100	44	10	54	81
Interests in purchased
receivables	30	66	4	100	29	—	29	100
Lending-related
commitments(b)(c)	40	54	6	100	274	43	317	86

Total exposure(d)	40%	48%	12%	100%	$437	$115	$552	79%

Credit derivative
hedges notional(e)	15%	74%	11%	100%	$(28)	$(4)	$(32)	88%

								Total
At December 31, 2004								% of
(in billions, except ratios)	<1 year	1-5 years	> 5 years	Total	AAA to BBB-	BB+ & below	Total	IG

Loans	43%	43%	14%	100%	$87	$48	$135	64%
Derivative receivables(b)	19	39	42	100	57	9	66	86
Interests in purchased
receivables	37	61	2	100	32	—	32	100
Lending-related
commitments(b)(c)	46	52	2	100	266	43	309	86

Total exposure(d)	42%	49%	9%	100%	$442	$100	$542	82%

Credit derivative
hedges notional(e)	18%	77%	5%	100%	$(35)	$(2)	$(37)	95%

(a)
The maturity profile of loans and lending-related commitments is based upon the remaining contractual maturity. The maturity profile of derivative receivables is based upon the maturity profile of Average exposure. See footnote (b) on page 50 of this Form 10–Q for a further discussion of Average exposure.

(b)
Based upon economic credit exposure, the total percentage of Investment-grade for derivative receivables was 88% and 92% as of September 30, 2005, and December 31, 2004, respectively, and for lending-related commitments was 87% and 85% as of September 30, 2005, and December 31, 2004, respectively. See footnotes (b) and (c) on page 50 of this Form 10–Q for a further discussion of economic credit exposure.

(c)
Based upon economic credit exposure, the maturity profile for the <1 year, 1–5 years and >5 years categories would have been 27%, 64% and 9%, respectively, as of September 30, 2005, and 31%, 65% and 4%, respectively, as of December 31, 2004. See footnote (c) on page 50 of this Form 10–Q for a further discussion of economic credit exposure.

(d)
Based upon economic credit exposure, the maturity profile for <1 year, 1–5 years and >5 years categories would have been 34%, 51% and 15%, respectively, as of September 30, 2005, and 35%, 54% and 11%, respectively, as of December 31, 2004. See footnotes (b) and (c) on page 50 of this Form 10–Q for a further discussion of economic credit exposure.

(e)	Ratings are based upon the underlying referenced assets.

The percentage of the investment-grade wholesale exposure decreased to 79% at September 30, 2005, from 82% at December 31, 2004. The decrease was primarily attributable to the absolute decline in derivative receivables, which are predominantly investment-grade. The decrease in investment-grade loans from 64% at year-end 2004 to 59% as of September 30, 2005, was due to the increase of the IB’s loans held-for-sale during 2005; see page 43 of this Form 10–Q.
Wholesale credit exposure – selected industry concentration
The Firm continues to focus on the management and diversification of its industry concentrations, with particular attention paid to industries with actual or potential credit concerns; at September 30, 2005, these included the Airlines and Automotive industries. Below are summaries of the Top 10 industry concentrations as of September 30, 2005, and December 31, 2004. Nine of the ten industries that were in the Top 10 at December 31, 2004, remain in the Top 10 at September 30, 2005. During the third quarter of 2005, Oil and gas moved into the Top 10, replacing Media.

	September 30, 2005		December 31, 2004
Top 10 industries(a)	Credit	% of	Credit	% of
(in millions, except ratios)	exposure	portfolio	exposure	portfolio

Banks and finance companies	$54,466	9.9%	$56,184	10.4%
Real estate	31,578	5.7	28,230	5.2
State and municipal governments(b)	27,348	5.0	19,794	3.7
Consumer products	24,455	4.4	21,427	4.0
Healthcare	23,365	4.2	22,003	4.1
Utilities	20,253	3.7	21,262	3.9
Asset managers	19,653	3.6	20,389	3.8
Oil and gas	19,617	3.6	14,523	2.7
Retail and consumer services(b)	19,398	3.5	21,732	4.0
Securities firms and exchanges	18,222	3.3	18,176	3.4
All Other	293,375	53.1	298,450	54.8

Total	$551,730	100.0%	$542,170	100.0%

(a)	Based upon September 30, 2005 determination of Top 10 industries.
(b)
During the second quarter of 2005, the Firm revised its industry classification for educational institutions to better reflect risk correlations and enhance the Firm’s management of industry risk, resulting in an increase to State and municipal governments and a decrease to Retail and consumer services.

Wholesale criticized exposure
Exposures deemed criticized generally represent a ratings profile similar to a rating of CCC+/Caa1 and lower, as defined by Standard & Poors/Moody’s. The criticized component of the portfolio decreased to $6.9 billion at September 30, 2005, from $8.3 billion at year-end 2004, reflecting strong credit quality, refinancings, and gross charge-offs.
During 2005, the industries in the Top 10 remained predominately unchanged from December 31, 2004. At September 30, 2005, both Automotive and Retail and consumer services moved into the Top 10, replacing Chemicals/plastics and Metals/mining industries.

	September 30, 2005		December 31, 2004
Criticized exposure – industry concentrations		% of		% of
(in millions, except ratios)	Amount	portfolio	Amount	portfolio

Media	$958	13.9%	$509	6.1%
Consumer products	661	9.6	479	5.8
Utilities	625	9.0	890	10.7
Real estate	384	5.6	765	9.2
Airlines	370	5.4	450	5.4
Automotive	351	5.0	359	4.3
Machinery and equipment manufacturing	345	5.0	459	5.6
Retail and consumer services	337	4.9	393	4.8
Building materials/construction	318	4.6	430	5.2
Business services	279	4.0	444	5.4
All Other	2,281	33.0	3,106	37.5

Total	$6,909	100.0%	$8,284	100.0%

Wholesale nonperforming assets (“NPA”)

Nonperforming assets by line of business

(in millions, except ratios)	Sept. 30, 2005	% of NPA	December 31, 2004	% of NPA	Change

Investment Bank	$934	65%	$1,196	65%	(22)%
Commercial Banking	388	27	547	30	(29)
Treasury & Securities Services	3	—	14	1	(79)
Asset & Wealth Management	118	8	81	4	46

Total(a)	$1,443	100%	$1,838	100%	(21)%

(a)	Includes assets acquired in loan satisfactions of $20 million and $23 million at September 30, 2005, and December 31, 2004, respectively.
Wholesale nonperforming assets (excluding purchased nonperforming held-for-sale wholesale loans) decreased by $395 million from $1.8 billion at December 31, 2004, to $1.4 billion at September 30, 2005, as a result of loan sales, repayments and gross charge-offs. For the three months ended September 30, 2005, wholesale net recoveries were $40 million, compared with $24 million in the prior year. For the nine months ended September 30, 2005, wholesale net recoveries were $101 million compared with net charge-offs of $118 million for the same period in 2004, primarily due to lower gross charge-offs; the net recovery rate was 0.11%, compared with a net charge-off rate of 0.17% in the prior year.
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

(in billions)	Notional amounts(a)		Derivative receivables MTM
	September 30, 2005	December 31, 2004	September 30, 2005		December 31, 2004

Interest rate	$38,293	$37,022	$33		$46
Foreign exchange	1,760	1,886	4		8
Equity	542	434	7		6
Credit derivatives	2,039	1,071	4		3
Commodity	218	101	6		3

Total	$42,852	$40,514	$54		$66
Collateral held against derivative receivables	NA	NA	(7)	(b)	(9	)(c)

Total	NA	NA	$47		$57

(a)	The notional amounts represent the gross sum of long and short third-party notional derivative contracts, excluding written options and foreign exchange spot contracts.
(b)
The Firm held $38 billion of collateral against derivative receivables as of September 30, 2005, consisting of $31 billion in net cash received under credit support annexes to legally enforceable master netting agreements, and $7 billion of other highly liquid collateral. The benefit of the $31 billion is reflected within the $54 billion of derivative receivables MTM. Excluded from the $38 billion of collateral is $11 billion of collateral delivered by clients at the initiation of transactions; this collateral secures exposure that could arise in the existing derivatives portfolio should the MTM of the client’s transactions move in the Firm’s favor. Also excluded are credit enhancements in the form of letter-of-credit and surety receivables.

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

The $43 trillion of notional principal of the Firm’s derivative contracts outstanding at September 30, 2005, significantly exceeded, in the Firm’s view, the possible credit losses that could arise from such transactions. For most derivative transactions, the notional principal amount does not change hands; it is simply used as a reference to calculate payments. The appropriate measure of current credit risk is, in the Firm’s view, the MTM value of the contract, which represents the cost to replace the contracts at current market rates should the counterparty default. When JPMorgan Chase has more than one transaction outstanding with a counterparty, and a legally enforceable master netting agreement exists with that counterparty, the netted MTM exposure, less collateral held, represents, in the Firm’s view, the appropriate measure of current credit risk. At September 30, 2005, the MTM value of derivative receivables (after taking into account the effects of legally enforceable master netting agreements and the impact of net cash received under credit support annexes to such legally enforceable master netting agreements) was $54 billion. Further, after taking into account $7 billion of other highly liquid collateral held by the Firm, the net current MTM credit exposure was $47 billion.

The following table summarizes the ratings profile of the Firm’s Consolidated balance sheets Derivative receivables MTM, net of cash and other highly liquid collateral, for the dates indicated:
Ratings profile of derivative receivables MTM

	September 30, 2005		December 31, 2004
Rating equivalent	Exposure net	% of exposure	Exposure net	% of exposure
(in millions)	of collateral(a)	net of collateral	of collateral(b)	net of collateral

AAA to AA-	$20,978	45%	$30,384	53%
A+ to A-	8,225	17	9,109	16
BBB+ to BBB-	9,496	20	9,522	17
BB+ to B-	8,065	17	7,271	13
CCC+ and below	390	1	395	1

Total	$47,154	100%	$56,681	100%

(a)	See footnote (b) on page 53.
(b)	See footnote (c) on page 53.
The Firm actively pursues the use of collateral agreements to mitigate counterparty credit risk in derivatives. The percentage of the Firm’s derivatives transactions subject to collateral agreements increased to 81% as of September 30, 2005, from 79% at December 31, 2004. The Firm posted $32 billion and $31 billion of collateral as of September 30, 2005, and December 31, 2004, respectively.
Certain derivative and collateral agreements include provisions that require the counterparty and/or the Firm, upon specified downgrades in their respective credit ratings, to post collateral for the benefit of the other party. As of September 30, 2005, the impact of a single-notch ratings downgrade to JPMorgan Chase Bank, from its current rating of AA- to A+, would have been an additional $1.4 billion of collateral posted by the Firm; the impact of a six-notch ratings downgrade (from AA- to BBB-) would have been $3.8 billion of additional collateral. Certain derivative contracts also provide for termination of the contract, generally upon a downgrade of either the Firm or the counterparty, at the then-existing MTM value of the derivative contracts.
Use of credit derivatives
The following table presents the Firm’s notional amounts of credit derivatives protection bought and sold by the respective businesses as of September 30, 2005, and December 31, 2004:
Credit derivatives positions

	Notional amount
	Portfolio management		Dealer/client
	Protection	Protection	Protection	Protection
(in millions)	bought	sold	bought	sold	Total

September 30, 2005	$33,334	$1,203	$986,810	$1,017,837	$2,039,184
December 31, 2004	37,237	37	501,266	532,335	1,070,875

JPMorgan Chase has limited counterparty exposure as a result of its credit derivatives transactions. Of the $54 billion of total Derivative receivables at September 30, 2005, approximately $4 billion, or 7%, was associated with credit derivatives, before the benefit of highly liquid collateral. The use of credit derivatives to manage exposures by the Credit Portfolio Group does not reduce the reported level of assets on the balance sheet or the level of reported off–balance sheet commitments.
Credit portfolio management activity
In managing its wholesale credit portfolio exposure, the Firm purchases single-name and portfolio credit derivatives. As of September 30, 2005, the notional outstanding amount of protection bought via single-name and portfolio credit derivatives was $31 billion and $2 billion, respectively, compared with $35 billion and $2 billion at December 31, 2004. The Firm also diversifies its exposures by providing (i.e., selling) credit protection, which increases exposure to industries or clients where the Firm has little or no client-related exposure. This activity is not material to the Firm’s overall credit exposure.
Use of single-name and portfolio credit derivatives

	Notional amount of protection bought
(in millions)	September 30, 2005	December 31, 2004

Credit derivatives used to manage:
Loans and lending-related commitments	$20,739	$25,002
Derivative receivables	12,595	12,235

Total	$33,334	$37,237

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
Portfolio management activity in the third quarter of 2005 resulted in a net gain of $23 million included in Trading revenue, largely due to credit spread tightening on derivative counterparty exposure. These results compare with a net loss of $35 million in the third quarter of 2004. Portfolio management activity in the first nine months of 2005 resulted in a gain of $36 million included in Trading revenue, primarily resulting from the MTM of the CVA and the derivatives used to manage this exposure. These results compare with a net gain of $50 million in the first nine months of 2004 as spreads generally tightened.
The Firm also actively manages its wholesale credit exposure through loan and commitment sales. During the third quarters of 2005 and 2004, the Firm sold $946 million and $1.9 billion of loans and commitments, respectively. In connection with the management of its wholesale credit exposure, the Firm recognized gains of $33 million during the third quarter of 2005, and losses of $6 million during the third quarter of 2004. During the first nine months of 2005 and 2004, the Firm sold $3.1 billion and $5.1 billion of loans and commitments, respectively, in connection with the management of its wholesale credit exposure, resulting in gains of $77 million and losses of $17 million, respectively. These activities are not related to the Firm’s securitization activities, which are undertaken for liquidity and balance sheet management purposes. For a further discussion of securitization activity, see Note 12 on pages 76–79 of this Form 10–Q.
Dealer/client activity
As of September 30, 2005, the total notional amounts of protection purchased and sold by the dealer business were $987 billion and $1,018 billion, respectively, compared with $501 billion and $532 billion, respectively, at December 31, 2004. Although there is a mismatch between these notional amounts, when securities used to risk manage certain derivative positions are taken into consideration and the notional amounts are adjusted to a duration-based equivalent basis or to reflect different degrees of subordination in tranched structures, in the Firm’s view, the risk positions are largely matched.
Lending-related commitments
The contractual amount of wholesale lending-related commitments was $317 billion at September 30, 2005, compared with $309 billion at December 31, 2004. In the Firm’s view, the total contractual amount of these instruments is not representative of the Firm’s actual credit risk exposure or funding requirements. In determining the amount of credit risk exposure the Firm has to wholesale lending-related commitments, which is used as the basis for allocating credit risk capital to these instruments, the Firm has established a “loan-equivalent” amount for each commitment; this represents the portion of the unused commitment or other contingent exposure that is expected, based upon average portfolio historical experience, to become outstanding in the event of a default by an obligor. The amount of the loan equivalents as of September 30, 2005, and December 31, 2004, was $175 billion and $162 billion, respectively.
Country exposure
The Firm has a comprehensive process for measuring and managing its exposures and risk in emerging markets countries – defined as those countries potentially vulnerable to sovereign events. Exposures to a country include all credit-related lending, trading and investment activities, whether cross-border or locally funded. Exposure amounts are adjusted for credit enhancements (e.g., guarantees and letters of credit) provided by third parties located outside the country, if the enhancements fully cover the country risk as well as the business risk. As of September 30, 2005, the Firm’s exposure to any individual emerging markets country was not material.

CONSUMER CREDIT PORTFOLIO

JPMorgan Chase’s consumer portfolio consists primarily of residential mortgages and home equity loans, credit cards, auto and education financings and loans to small businesses. The domestic consumer portfolio reflects the benefit of diversification from both a product and a geographical perspective. The primary focus is on serving the prime consumer credit market.
The following table presents managed consumer credit–related information for the dates indicated:
Consumer portfolio

	Credit-related exposure		Nonperforming assets
(in millions, except ratios)	Sept. 30, 2005	Dec. 31, 2004	Sept. 30, 2005	Dec. 31, 2004

Home finance
Home equity and other	$74,309	$67,837	$316	$416
Mortgage	60,076	56,816	394	257

Total Home finance	134,385	124,653	710	673
Auto & education finance	51,309	62,712	204	193
Consumer & small business and other	14,740	15,107	289	295
Credit card receivables — reported(a)	68,479	64,575	9	8

Total consumer loans — reported	268,913	267,047	1,212	1,169
Credit card securitizations(a)(b)	69,095	70,795	—	—

Total consumer loans — managed	338,008	337,842	1,212	1,169
Assets acquired in loan satisfactions	N/A	N/A	184	224

Total consumer related assets — managed	338,008	337,842	1,396	1,393
Consumer lending-related commitments:
Home finance	64,987	53,223	N/A	N/A
Auto & education finance	6,686	5,193	N/A	N/A
Consumer & small business and other	5,186	10,312	N/A	N/A
Credit cards	555,451	532,468	N/A	N/A

Total lending-related commitments	632,310	601,196	N/A	N/A

Total consumer credit portfolio	$970,318	$939,038	$1,396	$1,393

			Average annual net				Average annual net
	Net Charge-offs		charge-off rate(c)		Net Charge-offs		charge-off rate(c)
	Three months ended September 30,				Nine months ended September 30,
(in millions, except ratios)	2005	2004	2005	2004	2005	2004(d)	2005	2004(d)

Home finance
Home equity and other	$32	$57	0.18%	0.34%	$97	$105	0.19%	0.36%
Mortgage	6	6	0.05	0.05	20	14	0.06	0.05

Total Home finance	38	63	0.13	0.23	117	119	0.14	0.20
Auto & education finance	70	96	0.56	0.64	200	167	0.51	0.46
Consumer & small business and other	36	60	1.00	1.62	93	98	0.86	1.70
Credit card receivables — reported	766	670	4.41	4.49	2,150	1,199	4.31	5.12

Total consumer loans — reported	910	889	1.43	1.45	2,560	1,583	1.37	1.28
Credit card securitizations(b)	867	928	4.99	5.20	2,714	1,887	5.27	5.41

Total consumer loans — managed	$1,777	$1,817	2.20%	2.30%	$5,274	$3,470	2.21%	2.18%

Memo: Credit card — managed	$1,633	$1,598	4.70%	4.88%	$4,864	$3,086	4.80%	5.29%

(a)
Past-due loans 90 days and over and accruing includes credit card receivables of $1.1 billion and $1.0 billion, and related credit card securitizations of $1.0 billion and $1.3 billion at September 30, 2005, and December 31, 2004, respectively.

(b)	Represents securitized credit card receivables. For a further discussion of credit card securitizations, see Card Services on pages 28–30 of this Form 10–Q.
(c)
Net charge-off rates exclude average HFS retail loans in the amount of $15.7 billion and $14.5 billion for the three months ended September 30, 2005 and 2004, respectively, and $15.4 billion and $15.1 billion for the nine months ended September 30, 2005 and 2004, respectively. Card Services has no average held-for-sale loans.

(d)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

Total managed consumer loans as of September 30, 2005, were $338 billion, flat to year-end 2004. Growth in consumer real estate and credit card loans offset a smaller auto portfolio reflecting a securitization, the sale of the $2 billion recreational vehicle loan portfolio, and a targeted reduction of the auto lease portfolio. Consumer lending-related commitments increased to $632 billion at September 30, 2005. Approximately $5.8 billion in consumer loans are outstanding in areas severely affected by Hurricane Katrina. A special provision for credit losses of $350 million attributable to these loans was established ($140 million in Home Finance, $90 million in Consumer & Small Business Banking, $20 million in Auto & Education Finance and $100 million in Card Services). The following discussion relates to the specific loan and lending-related categories within the consumer portfolio:
Retail Financial Services
Loan balances for Retail Financial Services were $200 billion at September 30, 2005, down approximately $2 billion, or 1%, from December 31, 2004. The decrease was driven primarily by a smaller auto portfolio reflecting an auto loan securitization, the sale of the $2 billion recreational vehicle loan portfolio, and a targeted reduction of the auto lease portfolio. Growth in Home Finance loans partially offset these declines. The net charge-off rate was 0.31% and 0.30% for the third quarter of 2005 and first nine months of 2005, respectively, a decrease of 16 and 8 basis points from the comparable prior year periods. The decrease was primarily attributable to improved credit trends in most consumer lending portfolios as a result of continued favorable asset valuation trends in Home and Auto Finance which has moderated loss severity and to the absence of the recreational vehicle loan portfolio. The Firm proactively manages its retail credit operation. Ongoing efforts include continual review and enhancement of credit underwriting criteria and refinement of pricing and risk management models.
Home Finance: Home Finance loans were $134 billion as of September 30, 2005, up $10 billion, or 8%, from December 31, 2004. The loan balances comprised $74 billion of home equity and other loans and $60 billion of mortgages, including mortgage loans held-for-sale. The increase was largely due to higher retained balances in home equity and subprime mortgage loans. Home Finance provides real estate lending to the full spectrum of credit borrowers and maintains a geographic distribution of consumer real estate loans that is well diversified.
Auto & Education Finance: Loan balances in Auto & Education Finance totaled $51 billion at September 30, 2005, down $11 billion from year-end 2004. The decrease was attributable to an auto loan securitization, the sale of a $2 billion recreational vehicle loan portfolio in early 2005, a decline in auto lease outstandings from $8 billion to $5 billion, and lower prime auto loan originations. During 2004, the Firm completed a strategic review of all consumer lending portfolio segments, which resulted in the Firm choosing to de-emphasize vehicle leasing. It is anticipated that, over time, vehicle leases will account for a smaller share of loan balances and exposure. This strategic review also resulted in the aforementioned sale of the $2 billion recreational vehicle portfolio. The remaining Auto & education loan portfolio reflects a high concentration of prime-quality credits.
Consumer & small business and other: As of September 30, 2005, Small business & other consumer loans declined slightly from 2004 year-end levels of $15 billion. This portfolio segment is primarily composed of loans to small businesses, which are highly collateralized loans, often with personal loan guarantees.
Card Services
JPMorgan Chase analyzes its credit card portfolio on a managed basis, which includes credit card receivables on the consolidated balance sheet and those receivables sold to investors through securitization. Managed credit card receivables were $138 billion at September 30, 2005, an increase of $2 billion, or 2% from year-end 2004.
Consumer credit quality trends remained stable, delinquencies remained low and the managed credit card net charge-off rate decreased to 4.70% and 4.80% in the third quarter of 2005 and year-to-date 2005, respectively, from 4.88% and 5.29% in the comparable prior year periods. Management continues its emphasis on credit risk management, including disciplined underwriting and account management practices targeted to the prime and super-prime credit sectors. Credit risk management tools used to manage the level and volatility of losses for credit card accounts are being continually updated, and, where appropriate, adjusted with the goal of reducing credit risk. The managed credit card portfolio continues to reflect a well-seasoned portfolio that has good U.S. geographic diversification.

ALLOWANCE FOR CREDIT LOSSES

For a discussion of the components of the allowance for credit losses, see Critical accounting estimates used by the Firm on page 77 and Note 12 on pages 102–103 of the JPMorgan Chase 2004 Annual Report. At September 30, 2005, management deemed the allowance for credit losses to be sufficient to absorb losses that are inherent in the portfolio, including losses that are not specifically identified, or for which the size of the loss has not yet been fully determined.

Nine months ended September 30,		2005			2004(d)

(in millions)	Wholesale	Consumer	Total	Wholesale	Consumer	Total

Loans:
Beginning balance at January 1	$3,098	$4,222	$7,320	$2,204	$2,319	$4,523
Addition resulting from the merger, July 1	—	—	—	1,788	1,335	3,123
Gross charge-offs	(132)	(3,024)	(3,156)	(420)	(1,820)	(2,240)
Gross recoveries	233	464	697	302	237	539

Net charge-offs	101	(2,560)	(2,459)	(118)	(1,583)	(1,701)
Provision for loan losses:
Provision excluding accounting policy conformity	(603)	2,959	2,356	(484)	1,601	1,117
Accounting policy conformity	—	—	—	66	494	560	(g)

Total provision for loan losses	(603)	2,959	2,356	(418)	2,095	1,677
Other	(6)	9	3	—	(129)	(129	)(h)

Ending balance at September 30	$2,590 (a)	$4,630 (b)	$7,220	$3,456 (e)	$4,037 (f)	$7,493

Lending-related commitments:
Beginning balance at January 1	$480	$12	$492	$320	$4	$324
Addition resulting from the merger, July 1	—	—	—	499	9	508
Provision for lending-related commitments:
Provision excluding accounting policy conformity	(100)	3	(97)	(63)	—	(63)
Accounting policy conformity	—	—	—	(227)	—	(227)

Total provision for lending-related commitments	(100)	3	(97)	(290)	—	(290)
Other	—	—	—	—	(1)	(1)

Ending balance at September 30	$380	$15	$395 (c)	$529	$12	$541	(i)

(a)
Includes $341 million of asset-specific and $2.3 billion of formula-based allowance. Included within the formula-based allowance is $1.6 billion related to a statistical calculation (including $50 million related to Hurricane Katrina), and adjustments to the statistical calculation of $659 million.

(b)	Includes $3.4 billion of the consumer statistical component (including $350 million related to Hurricane Katrina) and $1.2 billion of adjustments to the statistical component.
(c)
Includes $90 million of asset-specific and $305 million of formula-based allowance at September 30, 2005. The formula-based allowance for lending-related commitments is based upon statistical calculation. There is no adjustment to the statistical calculation for lending-related commitments.

(d)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
(e)
Includes $498 million of asset-specific and $3.0 billion of formula-based allowance. Included within the formula-based allowance is $1.9 billion related to a statistical calculation and adjustments to the statistical calculation of $1.1 billion.

(f)	Includes $3.1 billion and $878 million of the consumer statistical component and adjustments to the statistical component, respectively.
(g)
Reflects an increase of $721 million as a result of the decertification of heritage Bank One seller’s interest in credit card securitizations, partially offset by a $161 million decrease in the allowance to conform methodologies during the third quarter of 2004.

(h)	Primarily represents the transfer of the allowance for accrued interest and fees on reported and securitized credit card loans.
(i)
Includes $107 million of asset-specific and $434 million of formula-based allowance at September 30, 2004. The formula-based allowance for lending-related commitments is based upon a statistical calculation. There is no adjustment to the statistical calculation for lending-related commitments.

The reduction in the allowance for credit losses of $197 million from December 31, 2004, was driven primarily by continued credit strength in the wholesale businesses, partially offset by an increase in the consumer allowance as a result of the special provision taken in the third quarter of 2005 to cover probable credit losses due to Hurricane Katrina and higher bankruptcy filings in anticipation of the change in legislation that became effective on October 17, 2005.
Excluding held-for-sale loans, the Allowance for loan losses represented 1.88% of loans at September 30, 2005, compared with 1.94% at December 31, 2004. The wholesale component of the Allowance drove the improvement, decreasing to $2.6 billion as of September 30, 2005, from $3.1 billion at year-end 2004. The decrease was driven by strong credit quality across all wholesale businesses. Excluding the special credit charge for Hurricane Katrina, the consumer component of the allowance would have been $4.3 billion as of September 30, 2005, a slight increase from December 31, 2004, which was primarily due to higher bankruptcy filings in anticipation of the change in legislation that became effective on October 17, 2005.

The allowance for lending-related commitments is reported in Other liabilities and was $395 million at September 30, 2005, compared with $492 million at December 31, 2004, reflecting continued credit strength in the wholesale businesses.
Provision for credit losses
For a discussion of the reported Provision for credit losses, see page 9 of this Form 10–Q. In addition, the managed provision for credit losses reflects credit card securitizations. For the three months ended September 30, 2005, credit card securitizations were slightly lower compared with the prior year. For the nine months ended September 30, 2005, the increase from the prior year was primarily due to the Merger.

			Provision for
			lending-related		Total provision for
	Provision for loan losses		commitments		credit losses
Three months ended September 30, (in millions)	2005	2004	2005	2004	2005(c)	2004

Investment Bank	$(32)	$(148)	$(14)	$(3)	$(46)	$(151)
Commercial Banking	(11)	10	(35)	4	(46)	14
Treasury & Securities Services	(1)	—	—	—	(1)	—
Asset & Wealth Management	(22)	1	3	—	(19)	1
Corporate	13	(1)	—	—	13	(1)

Total Wholesale	(53)	(138)	(46)	1	(99)	(137)
Retail Financial Services	376	239	2	—	378	239
Card Services — reported	966	734	—	—	966	734

Total Consumer	1,342	973	2	—	1,344	973
Accounting policy conformity	—	560	—	(227)	—	333

Total provision(a)	1,289	1,395	(44)	(226)	1,245	1,169
Credit card securitizations	867	928	—	—	867	928
Accounting policy conformity	—	(560)	—	227	—	(333)

Total managed provision	$2,156	$1,763	$(44)	$1	$2,112	$1,764

			Provision for
			lending-related		Total provision for
	Provision for loan losses		commitments		credit losses
Nine months ended September 30, (in millions)	2005	2004(b)	2005	2004(b)	2005(c)	2004(b)

Investment Bank	$(659)	$(405)	$(96)	$(62)	$(755)	$(467)
Commercial Banking	97	18	(7)	2	90	20
Treasury & Securities Services	(4)	4	2	—	(2)	4
Asset & Wealth Management	(47)	9	1	(2)	(46)	7
Corporate	10	(110)	—	—	10	(110)

Total Wholesale	(603)	(484)	(100)	(62)	(703)	(546)
Retail Financial Services	563	372	3	(1)	566	371
Card Services — reported	2,396	1,229	—	—	2,396	1,229

Total Consumer	2,959	1,601	3	(1)	2,962	1,600
Accounting policy conformity	—	560	—	(227)	—	333

Total provision(a)	2,356	1,677	(97)	(290)	2,259	1,387
Credit card securitizations	2,714	1,887	—	—	2,714	1,887
Accounting policy conformity	—	(560)	—	227	—	(333)

Total managed provision	$5,070	$3,004	$(97)	$(63)	$4,973	$2,941

(a)
The provision for loan losses in the third quarter of 2004 includes an increase of $721 million as a result of the decertification of heritage Bank One seller’s interest in credit card securitizations, partially offset by a reduction of $161 million to conform provision methodologies. The provision for lending-related commitments in the third quarter of 2004 reflects a reduction of $227 million to conform provision methodologies in the wholesale portfolio.

(b)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
(c)
Third quarter 2005 includes a $400 million special provision related to Hurricane Katrina: Retail Financial Services $250 million, Card Services $100 million, Commercial Banking $35 million, Asset & Wealth Management $3 million and Corporate $12 million.

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
Trading VAR
IB trading VAR by risk type and credit portfolio VAR(a)

	2005								2004(e)
							At								At
Nine months ended Sept. 30,	Average		Minimum		Maximum		September 30,		Average		Minimum		Maximum		September 30,
(in millions)	VAR		VAR		VAR		2005		VAR		VAR		VAR		2004

By risk type:
Fixed income	$65.6		$37.2		$110.2		$62.1		$76.7		$45.3		$117.5		$73.0
Foreign exchange	22.5		16.7		30.0		26.9		17.1		10.2		32.8		11.9
Equities	35.0		15.3		64.9		34.9		30.9		19.7		57.8		22.0
Commodities and other	16.2		6.5		37.8		37.8		8.6		6.9		12.2		10.2
Less: portfolio diversification	(55.4	)(c)	N/A	(d)	N/A	(d)	(67.2	)(c)	(44.4	)(c)	N/A	(d)	N/A	(d)	(38.5	)(c)

Total trading VAR	$83.9		$52.9		$129.9		$94.5		$88.9		$51.6		$125.2		$78.6
Credit portfolio VAR(b)	14.0		11.3		16.6		15.7		14.2		10.8		16.6		13.2
Less: portfolio diversification	(11.8	)(c)	N/A	(d)	N/A	(d)	(11.7	)(c)	(8.5	)(c)	N/A	(d)	N/A	(d)	(8.2	)(c)

Total trading and credit portfolio VAR	$86.1		$57.4		$129.9		$98.5		$94.6		$55.3		$131.6		$83.6

(a)
Includes all mark-to-market trading activities in the IB, plus available-for-sale securities held for the IB’s proprietary purposes (included within Fixed income). Amounts exclude VAR related to the Firm’s private equity business. For a discussion of Private equity risk management, see page 62 of this Form 10–Q.

(b)
Includes VAR on derivative credit valuation adjustments, credit valuation adjustment hedges and mark-to-market hedges of the accrual loan portfolio, which are all reported in Trading revenue. This VAR does not include the accrual loan portfolio, which is not marked to market.

(c)
JPMorgan Chase’s average and period-end VARs are less than the sum of the VARs of its market risk components, due to risk offsets resulting from portfolio diversification. The diversification effect reflects the fact that the risks are not perfectly correlated. The risk of a portfolio of positions is therefore usually less than the sum of the risks of the positions themselves.

(d)	Designated as NM because the minimum and maximum may occur on different days for different risk components, and hence it is not meaningful to compute a portfolio diversification effect.
(e)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
Average IB trading and Credit Portfolio VAR declined during the first nine months of 2005 to $86.1 million, compared with $94.6 million for the same period in 2004. The decrease was primarily driven by reductions in fixed income VAR and increased portfolio diversification, partially offset by increases in VAR for foreign exchange, equities and commodities. The increase in average commodities VAR, from $8.6 million for the nine months ended September 30, 2004, to $16.2 million for the nine months ended September 30, 2005, was a result of the IB’s growth in energy trading, which has also contributed to portfolio diversification. In general, over the course of a year, VAR exposures can vary significantly as trading positions change and market volatility fluctuates.

VAR backtesting
To evaluate the soundness of its VAR model, the Firm conducts daily backtesting of trading VAR against actual financial results, based upon daily market risk–related revenue. Market risk–related revenue is defined as the daily change in value of the mark-to-market trading portfolios plus any trading-related net interest income, brokerage commissions, underwriting fees or other revenue. The Firm’s definition of market risk–related revenue is consistent with the FRB’s implementation of the Basel Committee’s market risk capital rules. The histogram below illustrates the daily market risk–related gains and losses for the IB trading businesses for the nine months ended September 30, 2005. The chart shows that the IB posted market risk–related gains on 162 out of 195 days in this period, with 18 days exceeding $100 million. The inset graph looks at those days on which the IB experienced losses and depicts the amount by which VAR exceeded the actual loss on each of those days. Losses were sustained on 33 days, and no losses exceeded the VAR measure.

Daily IB Market Risk-Related Gains and Losses
Nine months ended September 30, 2005

Average Daily Revenue: $42.1
Number of Trading Days
0
5
10
15
20
25
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
Based upon the Firm’s stress scenarios, the stress-test loss (pre-tax) in the IB’s trading portfolio ranged from $469 million to $1.4 billion for the nine months ended September 30, 2005, and from $226 million to $1.2 billion for the nine months ended September 30, 2004. The 2005 results reflect the combined Firm’s results, while 2004 includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results. For a further discussion of the Firm’s stress-testing methodology, see page 73 of JPMorgan Chase’s 2004 Annual Report.

Earnings-at-risk stress testing
The VAR and stress-test measures described above illustrate the total economic sensitivity of the Firm’s balance sheet to changes in market variables. The effect of interest rate exposure on reported Net income is also critical. Interest rate risk exposure in the Firm’s core nontrading business activities (i.e., asset/liability management positions) results from on– and off–balance sheet positions. The Firm conducts simulations of NII for its nontrading activities under a variety of interest rate scenarios, which are consistent with the scenarios used for economic-value stress testing. Earnings-at-risk tests measure the potential change in the Firm’s Net interest income over the next 12 months. These tests highlight exposures to various rate-sensitive factors, such as the rates themselves (e.g., the prime lending rate), pricing strategies on deposits, optionality and changes in product mix. The tests include forecasted balance sheet changes, such as asset sales and securitizations, as well as prepayment and reinvestment behavior.
Earnings-at-risk can also result from changes in the slope of the yield curve, because the Firm has the ability to lend at fixed rates and borrow at variable or short-term fixed rates. Based upon these scenarios, the Firm’s earnings would be negatively affected by a sudden and unanticipated increase in short-term rates without a corresponding increase in long-term rates. Conversely, higher long-term rates are generally beneficial to earnings, particularly when the increase is not accompanied by rising short-term rates.
Immediate changes in interest rates present a limited view of risk, and so a number of alternative scenarios are also reviewed. These scenarios include the implied forward curve, nonparallel rate shifts and severe interest rate shocks on selected key rates. These scenarios are intended to provide a comprehensive view of JPMorgan Chase’s earnings-at-risk over a wide range of outcomes.
JPMorgan Chase’s 12-month pre-tax earnings sensitivity profile as of September 30, 2005, and December 31, 2004, were as follows:

	Immediate change in rates
(in millions)	+200bp	+100bp	-100bp

September 30, 2005	$(195)	$(52)	$51
December 31, 2004	(557)	(164)	(180)

The Firm’s risk to rising and falling interest rates is primarily due to corresponding increases and decreases in short-term funding costs.

OPERATIONAL RISK MANAGEMENT

For a discussion of JPMorgan Chase’s operational risk management, refer to page 75 of JPMorgan Chase’s 2004 Annual Report.

REPUTATIONAL RISK MANAGEMENT

For a discussion of the Firm’s Reputation and Fiduciary Risk Management, see page 76 of JPMorgan Chase’s 2004 Annual Report.

PRIVATE EQUITY RISK MANAGEMENT

For a discussion of Private Equity Risk Management, see page 76 of JPMorgan Chase’s 2004 Annual Report. At September 30, 2005, the aggregate carrying value of the private equity portfolios of JPMorgan Partners and ONE Equity Partners businesses was $5.9 billion.

SUPERVISION AND REGULATION

The following discussion should be read in conjunction with the Supervision and Regulation section on pages 1–4 of JPMorgan Chase’s 2004 Form 10–K.
Dividends
JPMorgan Chase’s bank subsidiaries could pay dividends to their respective bank holding companies, without the approval of their relevant banking regulators, in amounts up to the limitations imposed upon such banks by regulatory restrictions. These limitations, in the aggregate, totaled approximately $10.0 billion at September 30, 2005.

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
Allowance for credit losses
JPMorgan Chase’s allowance for credit losses covers the wholesale and consumer loan portfolios as well as the Firm’s portfolio of wholesale lending-related commitments. The Allowance for loan losses is intended to adjust the value of the Firm’s loan assets for probable credit losses as of the balance sheet date. For a further discussion of the methodologies used in establishing the Firm’s allowance for credit losses, see Note 12 on pages 102–103 of JPMorgan Chase’s 2004 Annual Report. The methodology for calculating the Allowance for loan losses and Allowance for lending-related commitments involves significant judgment. For a further description of these judgments, see the JPMorgan Chase 2004 Annual Report; for amounts recorded as of September 30, 2005 and 2004, see allowance for credit losses on pages 58–59, and Note 11 on page 76 of this Form 10–Q.
Fair value of financial instruments
A portion of JPMorgan Chase’s assets and liabilities are carried at fair value, including trading assets and liabilities, AFS securities and private equity investments. Held-for-sale loans and mortgage servicing rights (“MSRs”) are carried at the lower of fair value or cost. At September 30, 2005, approximately $415 billion of the Firm’s assets were recorded at fair value.
Trading and available-for-sale portfolios
The following table summarizes the Firm’s trading and available-for-sale portfolios by valuation methodology at September 30, 2005:

	Trading assets		Trading liabilities
	Securities		Securities		AFS
	purchased(a)	Derivatives(b)	sold(a)	Derivatives(b)	securities

Fair value based on:
Quoted market prices	85%	2%	97%	1%	94%
Internal models with significant observable market parameters	14	97	2	97	5
Internal models with significant unobservable market parameters	1	1	1	2	1

Total	100%	100%	100%	100%	100%

(a)	Reflected as debt and equity instruments on the Firm’s Consolidated balance sheets.
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
The FSP provides a practical exception to the SFAS 109 requirement to reflect the effect of a new tax law in the period of enactment because of the lack of clarification of certain provisions of the Act at the time the FSP was issued and the timing of the enactment. Thus, companies have additional time to assess the effect of the Act on their plans for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. A company should apply the provisions of SFAS 109 (i.e., reflect the tax impact in the financial statements) in the period in which it makes the decision to repatriate or reinvest unremitted foreign earnings in accordance with the

Act. Decisions can be made in stages (e.g., by foreign country). The repatriation provision is effective for either the 2004 or 2005 tax years for calendar year taxpayers. The Firm did not utilize the repatriation provision for its 2004 tax year.
The range of possible amounts that may be considered by the Firm for repatriation under this provision in 2005 is between zero and $1.9 billion. The Firm is currently assessing the impact of the repatriation provision and, at this time, cannot yet reasonably estimate the related range of income tax effects of the provision. Accordingly, the Firm has not reflected the tax effect of the repatriation provision in income tax expense or income tax liabilities.
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
The Firm has continued to account for stock options that were outstanding as of December 31, 2002, under APB 25 using the intrinsic value method. Therefore, compensation expense for some previously-granted awards that was not recognized under SFAS 123 will be recognized under SFAS 123R. Had the Firm adopted SFAS 123R in prior periods, the impact would have approximated the impact of SFAS 123 as described in Note 6 on page 73 of this Form 10–Q.
In May 2005, the Securities and Exchange Commission provided guidance on accounting for share–based payments that are retained upon retirement. The Firm is aware of differing interpretations among accounting professionals about the accounting for certain awards to employees who either are or will become retirement eligible during the vesting period. The Firm will continue to monitor these interpretations as it assesses the future impact of the accounting for these awards on its financial condition and results of operations.
Accounting for conditional asset retirement obligations
In March 2005, FASB issued FIN 47 to clarify the term “conditional asset retirement obligation” as used in SFAS 143. Conditional asset retirement obligations are legal obligations to perform an asset retirement activity in which the timing and/or method of settlement are conditional based on a future event that may or may not be within the control of the company. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 clarifies that a company is required to recognize a liability for the fair value of the conditional asset retirement obligation if the fair value of the liability can be reasonably estimated and provides guidance for determining when a company would have sufficient information to reasonably estimate the fair value of the obligation. The Firm will adopt FIN 47 on December 31, 2005. While the Firm continues to assess the impact of adoption, based on current estimates, the Firm does not believe the implementation will have a material impact on its financial position or results of operations.
Accounting by insurance enterprises for deferred acquisition costs in connection with modifications or exchanges of insurance contracts
In September 2005, the AICPA issued SOP 05-1, which is effective for fiscal years beginning after December 15, 2006. The SOP provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and certain investment contracts. The Firm will adopt SOP 05-1 on January 1, 2007, and does not believe that adoption will have a material impact on its financial position or results of operations.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004(a)

Revenue
Investment banking fees	$989	$879	$2,943	$2,464
Trading revenue	2,499	408	4,745	3,001
Lending & deposit related fees	865	943	2,536	1,769
Asset management, administration and commissions	2,628	2,185	7,667	5,835
Securities/private equity gains (losses)	343	413	705	1,305
Mortgage fees and related income	201	233	899	721
Credit card income	1,855	1,782	5,352	3,018
Other income	233	210	930	602

Noninterest revenue	9,613	7,053	25,777	18,715

Interest income	11,435	9,493	33,016	20,733
Interest expense	6,583	4,041	17,938	9,301

Net interest income	4,852	5,452	15,078	11,432

Total net revenue	14,465	12,505	40,855	30,147

Provision for credit losses	1,245	1,169	2,259	1,387

Noninterest expense
Compensation expense	5,001	4,050	13,969	10,295
Occupancy expense	549	604	1,654	1,475
Technology and communications expense	899	1,046	2,715	2,651
Professional & outside services	1,018	1,103	3,222	2,671
Marketing	512	506	1,532	907
Other expense	882	920	2,641	1,878
Amortization of intangibles	382	396	1,150	554

Total noninterest expense before merger costs and litigation reserve charge	9,243	8,625	26,883	20,431
Merger costs	221	752	645	842
Litigation reserve charge	—	—	2,772	3,700

Total noninterest expense	9,464	9,377	30,300	24,973

Income before income tax expense	3,756	1,959	8,296	3,787
Income tax expense	1,229	541	2,511	987

Net income	$2,527	$1,418	$5,785	$2,800

Net income applicable to common stock	$2,524	$1,405	$5,774	$2,761

Net income per common share
Basic earnings per share	$0.72	$0.40	$1.65	$1.09
Diluted earnings per share	0.71	0.39	1.62	1.06

Average basic shares	3,485.0	3,513.5	3,498.4	2,533.1
Average diluted shares	3,547.7	3,592.0	3,555.1	2,598.5

Cash dividends per common share	$0.34	$0.34	$1.02	$1.02

(a)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share data)

	September 30,	December 31,
	2005	2004

Assets
Cash and due from banks	$33,036	$35,168
Deposits with banks	14,337	21,680
Federal funds sold and securities purchased under resale agreements	122,876	101,354
Securities borrowed	64,381	47,428
Trading assets (including assets pledged of $108,558 at September 30, 2005, and $77,266 at December 31, 2004)	304,560	288,814
Securities:
Available-for-sale (including assets pledged of $23,595 at September 30, 2005, and $26,881 at December 31, 2004)	68,613	94,402
Held-to-maturity (fair value: $88 at September 30, 2005, and $117 at December 31, 2004)	84	110
Interests in purchased receivables	28,766	31,722

Loans	420,504	402,114
Allowance for loan losses	(7,220)	(7,320)

Loans, net of Allowance for loan losses	413,284	394,794

Private equity investments	6,081	7,735
Accrued interest and accounts receivable	28,872	21,409
Premises and equipment	9,297	9,145
Goodwill	43,555	43,203
Other intangible assets:
Mortgage servicing rights	6,057	5,080
Purchased credit card relationships	3,352	3,878
All other intangibles	5,139	5,726
Other assets	50,743	45,600

Total assets	$1,203,033	$1,157,248

Liabilities
Deposits:
U.S. offices:
Noninterest-bearing	$134,129	$129,257
Interest-bearing	267,288	261,673
Non-U.S. offices:
Noninterest-bearing	6,723	6,931
Interest-bearing	126,983	123,595

Total deposits	535,123	521,456

Federal funds purchased and securities sold under repurchase agreements	143,404	127,787
Commercial paper	16,166	12,605
Other borrowed funds	15,400	9,039
Trading liabilities	152,492	151,207
Accounts payable, accrued expenses and other liabilities (including the Allowance for lending-related commitments of $395 at September 30, 2005, and $492 at December 31, 2004)	74,698	75,722
Beneficial interests issued by consolidated VIEs	46,140	48,061
Long-term debt	101,853	95,422
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	11,622	10,296

Total liabilities	1,096,898	1,051,595

Commitments and contingencies (see Note 17 of this Form 10–Q)
Stockholders’ equity
Preferred stock	139	339
Common stock (authorized 9,000,000,000 shares; issued 3,608,462,457 shares and 3,584,747,502 shares at September 30, 2005, and December 31, 2004, respectively)	3,608	3,585
Capital surplus	74,396	72,801
Retained earnings	32,350	30,209
Accumulated other comprehensive income (loss)	(602)	(208)
Treasury stock, at cost (105,055,027 shares at September 30, 2005, and 28,556,534 shares at December 31, 2004)	(3,756)	(1,073)

Total stockholders’ equity	106,135	105,653

Total liabilities and stockholders’ equity	$1,203,033	$1,157,248

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(in millions, except per share data)

	Nine months ended
	September 30,
	2005	2004(a)

Preferred stock
Balance at beginning of the year	$339	$1,009
Redemption of preferred stock	(200)	—

Balance at end of period	139	1,009

Common stock
Balance at beginning of year	3,585	2,044
Issuance of common stock	23	63
Issuance of common stock for purchase accounting acquisition	—	1,469

Balance at end of period	3,608	3,576

Capital surplus
Balance at beginning of year	72,801	13,512
Issuance of common stock and options for purchase accounting acquisition	—	55,867
Issuance of common stock and commitments to issue common stock for employee stock-based awards and related tax effects	1,595	2,804

Balance at end of period	74,396	72,183

Retained earnings
Balance at beginning of year	30,209	29,681
Net income	5,785	2,800
Cash dividends declared:
Preferred stock	(11)	(39)
Common stock ($1.02 per share each period)	(3,633)	(2,663)

Balance at end of period	32,350	29,779

Accumulated other comprehensive income (loss)
Balance at beginning of year	(208)	(30)
Other comprehensive income (loss)	(394)	(212)

Balance at end of period	(602)	(242)

Treasury stock, at cost
Balance at beginning of year	(1,073)	(62)
Purchase of treasury stock	(2,411)	(138)
Share repurchases related to employee stock-based awards	(272)	(252)

Balance at end of period	(3,756)	(452)

Total stockholders’ equity at end of period	$106,135	$105,853

Comprehensive income
Net income	$5,785	$2,800
Other comprehensive income (loss)	(394)	(212)

Comprehensive income	$5,391	$2,588

(a)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Nine months ended September 30,
	2005	2004(a)

Operating activities
Net income	$5,785	$2,800
Adjustments to reconcile net income to net cash (used in) operating activities:
Provision for credit losses	2,259	1,387
Depreciation and amortization	3,255	2,604
Deferred tax benefit	(531)	(684)
Investment securities (gains) losses	796	(305)
Private equity unrealized (gains) losses	30	(408)
Net change in:
Trading assets	(13,400)	(29,795)
Securities borrowed	(16,953)	(7,934)
Accrued interest and accounts receivable	(7,414)	(858)
Other assets	(7,315)	(8,585)
Trading liabilities	768	(5,293)
Accounts payable, accrued expenses and other liabilities	(290)	5,942
Other operating adjustments	—	(64)

Net cash (used in) operating activities	(33,010)	(41,193)

Investing activities
Net change in:
Deposits with banks	7,460	(15,598)
Federal funds sold and securities purchased under resale agreements	(21,364)	(7,778)
Other change in loans	(109,283)	(100,866)
Held-to-maturity securities:
Proceeds	26	55
Available-for-sale securities:
Proceeds from maturities	24,113	8,554
Proceeds from sales	58,159	108,314
Purchases	(62,709)	(108,530)
Loans due to sales and securitizations	88,449	82,463
Net cash (used) received in business acquisitions	(503)	14,281
All other investing activities, net	4,445	515

Net cash (used in) investing activities	(11,207)	(18,590)

Financing activities
Net change in:
Deposits	12,153	23,178
Federal funds purchased and securities sold under repurchase agreements	15,617	46,591
Commercial paper and other borrowed funds	9,922	(6,226)
Proceeds from the issuance of long-term debt and capital debt securities	31,995	19,828
Repayments of long-term debt and capital debt securities	(22,211)	(11,580)
Net issuance of stock and stock-based awards	429	1,444
Redemption of preferred stock	(200)	—
Treasury stock purchased	(2,411)	(138)
Cash dividends paid	(3,669)	(2,691)
All other financing activities, net	804	—

Net cash provided by financing activities	42,429	70,406

Effect of exchange rate changes on cash and due from banks	(344)	(76)
Net increase (decrease) in cash and due from banks	(2,132)	10,547
Cash and due from banks at the beginning of the year	35,168	20,268

Cash and due from banks at the end of the period	$33,036	$30,815

Cash interest paid	$17,849	$9,152
Cash income taxes paid	3,585	947

(a)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

See Glossary of Terms on pages 91–92 of this Form 10–Q for definitions of terms used throughout the Notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — BASIS OF PRESENTATION
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States, with operations in more than 50 countries. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing, asset and wealth management and private equity. For a discussion of the Firm’s business segment information, see Note 20 on pages 86–88 of this Form 10–Q.
The accounting and financial reporting policies of JPMorgan Chase and its subsidiaries conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and prevailing industry practices for interim reporting. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The unaudited consolidated financial statements prepared in conformity with U.S. GAAP require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and disclosures of contingent assets and liabilities. Actual results could be different from these estimates. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in JPMorgan Chase’s Annual Report on Form 10–K for the year ended December 31, 2004 (“2004 Annual Report”).
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
NOTE 2 — BUSINESS CHANGES AND DEVELOPMENTS
Sale of BrownCo
On September 29, 2005, JPMorgan Chase announced that it had signed a definitive agreement to sell BrownCo, an on-line deep-discount brokerage business, to E*TRADE Financial for a cash purchase price of $1.6 billion. JPMorgan Chase expects to recognize an after-tax gain of approximately $700 million. The sale is subject to normal regulatory approvals and is expected to close by year-end 2005. A condensed summary of the results of operation of BrownCo and its effect on the per share earnings of the Firm follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2005	2004	2005	2004

Net interest income	$30	$25	$83	$69
Noninterest revenue	22	18	67	64

Total net revenue	52	43	150	133
Provision for credit losses	—	—	—	—
Noninterest expense	31	36	96	102

Operating earnings before income taxes	21	7	54	31
Income tax expense	8	2	21	9

Operating earnings	$13	$5	$33	$22

JPMorgan Chase basic earnings per share:
Including BrownCo	$0.72	$0.40	$1.65	$1.09
Excluding BrownCo	0.72	0.40	1.64	1.08

JPMorgan Chase diluted earnings per share:
Including BrownCo	$0.71	$0.39	$1.62	$1.06
Excluding BrownCo	0.71	0.39	1.61	1.05

Selected balance sheet data (average)
Total assets	$3,892	$3,906	$3,866	$3,944
Loans	3,031	2,741	2,994	2,662
Deposits	3,118	3,414	3,339	3,460
Equity	284	284	284	284

Business metrics
Assets under supervision (in billions)	$34	$30

Sears Canada credit card business
On August 31, 2005, JPMorgan Chase announced that it had entered into an agreement to purchase the credit card operation, including both the private-label Sears card accounts and the co-branded Sears MasterCard® accounts, of Sears Canada Inc. The credit card operation includes approximately 10 million accounts and CAD$2.5 billion in outstanding loans. Sears Canada and JPMorgan Chase will enter into an ongoing arrangement under which JPMorgan Chase will offer private-label and co-branded credit cards to both new and existing customers. The transaction is expected to close by year-end 2005.
Neovest Holdings, Inc.
On September 1, 2005, JPMorgan Chase completed its acquisition of Neovest Holdings, Inc., a provider of high-performance trading technology and direct market access. This transaction will enable the Investment Bank to offer a leading, broker-neutral trading platform across asset classes to institutional investors, asset managers and hedge funds.
Agreement with First Data Corp. to integrate Chase Merchant Services, Paymentech
On October 5, 2005, JPMorgan Chase and First Data Corp. announced that they have completed an agreement to integrate the companies’ jointly-owned Chase Merchant Services and Paymentech merchant businesses, to be operated under the name of Chase Paymentech Solutions, LLC. The combined business will be the largest financial transaction processor in the U.S. for businesses accepting payments via traditional point of sale, Internet, catalog and recurring billing.
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
Pro forma condensed combined financial information
The following pro forma condensed combined financial information presents the results of operations of the Firm, for the nine months ended September 30, 2004, had the Merger taken place as of January 1, 2004.

Nine months ended
(in millions, except per share data)	September 30, 2004

Noninterest revenue	$23,554
Net interest income	16,037

Total net revenue	39,591
Provision for credit losses	1,570
Noninterest expense	31,118

Income before income tax expense	6,903
Net income	$4,878

Net income per common share:
Basic	$1.38
Diluted	1.35
Average common shares outstanding:
Basic	3,508.9
Diluted	3,590.0

NOTE 3 — TRADING ASSETS AND LIABILITIES
For a discussion of the accounting policies related to trading assets and liabilities, see Note 3 on pages 90-91 of JPMorgan Chase’s 2004 Annual Report. The following table presents Trading assets and Trading liabilities for the dates indicated:

	September 30,	December 31,
(in millions)	2005	2004

Trading assets
Debt and equity instruments:
U.S. government and federal agency obligations	$17,883	$16,867
U.S. government-sponsored enterprise obligations	35,287	23,513
Obligations of state and political subdivisions	7,914	3,486
Certificates of deposit, bankers’ acceptances and commercial paper	8,542	7,341
Debt securities issued by non-U.S. governments	54,393	50,699
Corporate securities and other	126,152	120,926

Total debt and equity instruments	250,171	222,832

Derivative receivables(a)
Interest rate	33,043	45,892
Foreign exchange	4,069	7,939
Equity	6,659	6,120
Credit derivatives	3,975	2,945
Commodity	6,643	3,086

Total derivative receivables	54,389	65,982

Total trading assets	$304,560	$288,814

Trading liabilities
Debt and equity instruments(b)	$99,163	$87,942

Derivative payables:(a)
Interest rate	31,283	41,075
Foreign exchange	4,114	8,969
Equity	10,739	9,096
Credit derivatives	2,435	2,499
Commodity	4,758	1,626

Total derivative payables	53,329	63,265

Total trading liabilities	$152,492	$151,207

(a)
Included in Trading assets and Trading liabilities are the reported receivables (unrealized gains) and payables (unrealized losses) related to derivatives. These amounts include the effect of legally enforceable master netting agreements, including cash paid and received.

(b)	Primarily represents securities sold, not yet purchased.
NOTE 4 — INTEREST INCOME AND INTEREST EXPENSE
Details of Interest income and Interest expense were as follows:

	Three months ended September 30,		Nine months ended September 30,

(in millions)	2005	2004	2005	2004	(a)

Interest income
Loans	$6,721	$5,648	$19,050	$11,029
Securities	707	1,011	2,395	2,390
Trading assets	2,237	1,990	6,853	5,455
Federal funds sold and securities purchased under resale agreements	1,094	474	2,762	1,095
Securities borrowed	301	120	835	303
Deposits with banks	128	131	472	331
Interests in purchased receivables	247	119	649	130

Total interest income	11,435	9,493	33,016	20,733
Interest expense
Interest-bearing deposits	2,720	1,324	7,069	2,956
Short-term and other liabilities	2,469	1,758	6,945	4,502
Long-term debt	1,031	788	2,970	1,595
Beneficial interests issued by consolidated VIEs	363	171	954	248

Total interest expense	6,583	4,041	17,938	9,301

Net interest income	4,852	5,452	15,078	11,432
Provision for credit losses	1,245	1,169	2,259	1,387

Net interest income after provision for credit losses	$3,607	$4,283	$12,819	$10,045

(a)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

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

					Other
	Pension plans				Postretirement
	U.S.		Non-U.S.		benefit plans
Three months ended September 30, (in millions)	2005	2004	2005	2004	2005	2004

Components of net periodic benefit costs
Defined benefit plans:
Benefits earned during the period	$60	$74	$7	$4	$2	$3
Interest cost on benefit obligations	108	108	26	21	18	20
Expected return on plan assets	(174)	(195)	(27)	(22)	(24)	(22)
Amortization of unrecognized amounts:
Prior service cost	(1)	2	—	—	(9)	—
Net actuarial (gain) loss	4	(9)	9	11	10	—
Curtailment (gain) loss	—	—	—	—	(16)	8
Settlement loss	—	—	—	—	—	—

Subtotal	(3)	(20)	15	14	(19)	9
Other defined benefit pension plans(a)	7	6	9	5	—	—

Total defined benefit pension plans	4	(14)	24	19	(19)	9
Defined contribution plans	60	60	42	43	—	—

Total pension and other postretirement benefit expense	$64	$46	$66	$62	$(19)	$9

					Other
	Pension plans				Postretirement
	U.S.		Non-U.S.		benefit plans
Nine months ended September 30, (in millions)(b)	2005	2004	2005	2004	2005	2004

Components of net periodic benefit costs
Defined benefit plans:
Benefits earned during the period	$210	$172	$19	$11	$10	$12
Interest cost on benefit obligations	323	242	79	64	60	58
Expected return on plan assets	(520)	(386)	(82)	(66)	(68)	(64)
Amortization of unrecognized amounts:
Prior service cost	3	10	—	—	(7)	—
Net actuarial (gain) loss	4	12	29	33	10	—
Curtailment loss	—	—	—	—	(16)	8
Settlement loss	—	—	—	5	—	—

Subtotal	20	50	45	47	(11)	14
Other defined benefit pension plans(a)	20	21	29	22	—	—

Total defined benefit pension plans	40	71	74	69	(11)	14
Defined contribution plans	182	132	130	103	—	—

Total pension and other postretirement benefit expense	$222	$203	$204	$172	$(11)	$14

(a)
Includes U.S. defined benefit pension plans not subject to Title IV of the Employee Retirement Income Security Act of 1974 (e.g., Excess Retirement Plan) and immaterial non-U.S. defined benefit pension plans.

(b)	Year-to-date 2004 results include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
The fair value of the plan assets for the U.S. and material non-U.S. pension and other postretirement benefit plans was $10.7 billion and $2.1 billion, respectively, as of September 30, 2005, and $10.9 billion and $1.9 billion, respectively, as of December 31, 2004.

NOTE 6 — EMPLOYEE STOCK-BASED INCENTIVES
For a discussion of the accounting policies relating to employee stock-based compensation, see Note 7 on pages 95-97 of JPMorgan Chase’s 2004 Annual Report. The following table presents net income (after-tax) and basic and diluted earnings per share as reported, and as if all outstanding awards were accounted for at fair value:

	Three months ended		Nine months ended
	September 30,		September 30
(in millions, except per share data)	2005	2004	2005	2004(a)

Net income as reported	$2,527	$1,418	$5,785	$2,800
Add: Employee stock-based compensation expense originally included in reported net income	205	227	649	581
Deduct: Employee stock-based compensation expense determined under the fair value method for all awards	(238)	(265)	(775)	(703)

Pro forma net income	$2,494	$1,380	$5,659	$2,678

Earnings per share:
Basic: As reported	$0.72	$0.40	$1.65	$1.09
Pro forma	0.71	0.39	1.61	1.04
Diluted: As reported	$0.71	$0.39	$1.62	$1.06
Pro forma	0.70	0.38	1.59	1.01

(a)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
NOTE 7 — NONINTEREST EXPENSE
Merger costs
A summary of Merger costs by expense category is shown in the following table.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2005	2004	2005	2004(b)

Expense category
Compensation	$11	$380	$175	$445
Occupancy	17	147	42	167
Technology and communications and other	193	225	428	230

Total(a)	$221	$752	$645	$842

(a)	With the exception of occupancy-related write-offs, all of the costs in the table require the expenditure of cash.
(b)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
The table below shows the change in the liability balance related to the costs associated with the Bank One merger.

(in millions)	2005

Liability balance, January 1	$952
Recorded as merger costs	645
Recorded as goodwill	(460)
Liability utilized	(815)

Liability balance, September 30	$322

NOTE 8 — SECURITIES AND PRIVATE EQUITY INVESTMENTS
For a discussion of the accounting policies relating to Securities and Private equity investments, see Note 9 on pages 98-100 of JPMorgan Chase’s 2004 Annual Report. The following table presents realized gains and losses from AFS securities and private equity gains:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2005	2004	2005	2004(a)

Realized gains	$25	$167	$263	$423
Realized losses	(69)	(27)	(1,059)	(118)

Net realized securities gains (losses)	(44)	140	(796)	305
Private equity gains	387	273	1,501	1,000
Total Securities/private equity gains (losses)	$343	$413	$705	$1,305

(a)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

The amortized cost and estimated fair value of AFS and held-to-maturity securities were as follows for the dates indicated:

	September 30, 2005				December 31, 2004
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(in millions)	cost	gains	losses	value	cost	gains	losses	value

Available-for-sale securities
U.S. government and federal agency obligations:
U.S. treasuries	$11,098	$1	$164	$10,935	$13,621	$7	$222	$13,406
Mortgage-backed securities	83	3	—	86	2,405	41	17	2,429
Agency obligations	90	7	1	96	12	—	—	12
Collateralized mortgage obligations	39	—	—	39	71	4	4	71
U.S. government-sponsored enterprise obligations	29,024	10	638	28,396	46,143	142	593	45,692
Obligations of state and political subdivisions	724	25	6	743	2,748	126	8	2,866
Debt securities issued by non-U.S. governments	5,444	16	13	5,447	7,901	59	38	7,922
Corporate debt securities	6,141	63	45	6,159	7,007	127	18	7,116
Equity securities	3,470	176	6	3,640	5,810	39	14	5,835
Other, primarily asset-backed securities(a)	13,052	56	36	13,072	9,103	25	75	9,053

Total available-for-sale securities	$69,165	$357	$909	$68,613	$94,821	$570	$989	$94,402

Held-to-maturity securities(b)
Total held-to-maturity securities	$84	$4	$—	$88	$110	$7	$—	$117

(a)	Includes collateralized mortgage obligations of private issuers.
(b)	Consists primarily of mortgage-backed securities issued by U.S. government-sponsored enterprises.
The following table presents the carrying value and cost of the Private Equity investment portfolio for the dates indicated:

	September 30, 2005		December 31, 2004
(in millions)	Carrying value	Cost	Carrying value	Cost

Total private equity investments	$6,081	$7,712	$7,735	$9,103

NOTE 9 — SECURITIES FINANCING ACTIVITIES
For a discussion of the accounting policies relating to securities financing activities, see Note 10 on page 100 of JPMorgan Chase’s 2004 Annual Report. The following table details the components of securities financing activities at each of the dates indicated:

(in millions)	September 30, 2005	December 31, 2004

Securities purchased under resale agreements	$117,409	$94,076
Securities borrowed	64,381	47,428

Securities sold under repurchase agreements	$123,688	$105,912
Securities loaned	10,339	6,435

Transactions similar to financing activities that do not meet the SFAS 140 definition of a repurchase agreement are accounted for as “buys” and “sells” rather than financing transactions. There were no transactions accounted for as purchases and sales under SFAS 140 at September 30, 2005. Notional amounts of transactions accounted for as purchases and sales under SFAS 140 were $6 billion and $20 billion at December 31, 2004, respectively.
JPMorgan Chase pledges certain financial instruments it owns to collateralize repurchase agreements and other securities financings. Pledged securities that can be sold or repledged by the secured party are identified as financial instruments owned (pledged to various parties) on the Consolidated balance sheets.
At September 30, 2005, and December 31, 2004, the Firm had received securities as collateral that can be repledged, delivered or otherwise used with a fair value of approximately $336 billion and $252 billion, respectively. This collateral was generally obtained under resale or securities borrowing agreements. Of these securities, approximately $317 billion and $238 billion, respectively, were repledged, delivered or otherwise used, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales.

NOTE 10 — LOANS
For a discussion of the accounting policies relating to Loans, see Note 11 on pages 101–102 of JPMorgan Chase’s 2004 Annual Report. The composition of the loan portfolio at each of the dates indicated was as follows:

(in millions)	September 30, 2005	December 31, 2004

U.S. wholesale loans:
Commercial and industrial	$64,852	$60,223
Real estate	14,115	13,038
Financial institutions	16,178	14,060
Lease financing receivables	2,724	4,043
Other	15,179	8,504

Total U.S. wholesale loans	113,048	99,868

Non-U.S. wholesale loans:
Commercial and industrial	26,185	25,115
Real estate	2,306	1,747
Financial institutions	9,014	7,269
Lease financing receivables	1,038	1,068

Total non-U.S. wholesale loans	38,543	35,199

Total wholesale loans:(a)
Commercial and industrial	91,037	85,338
Real estate(b)	16,421	14,785
Financial institutions	25,192	21,329
Lease financing receivables	3,762	5,111
Other	15,179	8,504

Total wholesale loans	151,591	135,067

Total consumer loans:(c)
Home finance Home equity & other	74,309	67,837
Mortgage	60,076	56,816

Total Home finance	134,385	124,653
Auto & education finance	51,309	62,712
Consumer & small business and other	14,740	15,107
Credit card receivables(d)	68,479	64,575

Total consumer loans	268,913	267,047
Total loans(e)(f)(g)	$420,504	$402,114

(a)	Includes Investment Bank, Commercial Banking, Treasury & Securities Services and Asset & Wealth Management.
(b)
Represents credits extended for real estate–related purposes to borrowers who are primarily in the real estate development or investment businesses and for which the primary repayment is from the sale, lease, management, operations or refinancing of the property.

(c)	Includes Retail Financial Services and Card Services.
(d)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.
(e)	Loans are presented net of unearned income of $3.2 billion and $4.1 billion at September 30, 2005, and December 31, 2004, respectively.
(f)	Includes loans held-for-sale (principally mortgage-related loans) of $35.6 billion and $25.7 billion at September 30, 2005, and December 31, 2004, respectively.
(g)	Amounts are presented gross of the Allowance for loan losses.
The following table reflects information about the Firm’s loans held-for-sale, principally mortgage-related:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2005	2004	2005	2004(a)

Net gains on sales of loans held-for-sale	$158	$(6)	$459	$287
Lower of cost or market adjustments	(76)	15	(193)	25

(a)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

NOTE 11— ALLOWANCE FOR CREDIT LOSSES
For a discussion of the Allowance for credit losses and the related accounting policies, see Note 12 on pages 102–103 of JPMorgan Chase’s 2004 Annual Report. The table below summarizes the changes in the Allowance for loan losses:

	Nine months ended September 30,
(in millions)	2005	2004(b)

Allowance for loan losses at January 1	$7,320	$4,523
Addition resulting from the Merger, July 1	—	3,123
Gross charge-offs	(3,156)	(2,240)
Gross recoveries	697	539

Net charge-offs	(2,459)	(1,701)
Provision for loan losses:
Provision excluding accounting policy conformity	2,356	1,117
Accounting policy conformity	—	560	(c)

Total provision for loan losses	2,356	1,677
Other	3	(129	)(d)

Allowance for loan losses at September 30	$7,220 (a)	$7,493	(e)

(a)
Includes $341 million of asset-specific and $6.9 billion of formula-based allowance at September 30, 2005. Included within the formula-based allowance is $5.0 billion related to a statistical calculation (including $400 million related to Hurricane Katrina), and an adjustment to the statistical calculation of $1.9 billion.

(b)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
(c)
Represents an increase of $721 million as a result of the decertification of heritage Bank One seller’s interest in credit card securitizations, partially offset by a reduction of $161 million to conform provision methodologies.

(d)	Primarily represents the transfer of the allowance for accrued interest and fees on reported and securitized credit card loans.
(e)
Includes $498 million of asset-specific and $7.0 billion of formula-based allowance at December 31, 2004. Included within the formula-based allowance is $5.0 billion related to a statistical calculation and an adjustment to the statistical calculation of $2.0 billion.

The provision for loan losses for the third quarter and first nine months of 2005 includes a $400 million special provision for credit losses related to Hurricane Katrina. The special provision was related to expected credit losses for businesses and individuals who are located in the affected areas of the Gulf Coast region and was established based upon management’s current estimate of probable loss. In developing the estimate of probable credit losses, management considered factors such as the areas most severely affected, level and type of insurance coverage, collateral and lien position, direct communication with customers, financial condition of the borrower, environmental impact and other factors. The provision may need to be increased in the future as the quality of data and access to the affected areas improves.
The table below summarizes the changes in the Allowance for lending-related commitments:

	Nine months ended September 30,
(in millions)	2005	2004(b)

Allowance for lending-related commitments at January 1	$492	$324
Addition resulting from the Merger, July 1	—	508
Provision for lending-related commitments:
Provision excluding accounting policy conformity	(97)	(63)
Accounting policy conformity	—	(227)

Total provision for lending-related commitments	(97)	(290)
Other	—	(1)

Allowance for lending-related commitments at September 30	$395 (a)	$541 (c)

(a)
Includes $90 million of asset-specific and $305 million of formula-based allowance at September 30, 2005. The formula-based allowance for lending-related commitments is based on a statistical calculation. There is no adjustment to the statistical calculation for lending-related commitments.

(b)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
(c)
Includes $107 million of asset specific and $434 million of formula-based allowance at September 30, 2004. The formula-based allowance for lending-related commitments is based on a statistical calculation. There is no adjustment to the statistical calculation for lending-related commitments.

NOTE 12 — LOAN SECURITIZATIONS
For a discussion of the accounting policies relating to Loan Securitizations, see Note 13 on pages 103–106 of JPMorgan Chase’s 2004 Annual Report. JPMorgan Chase securitizes, sells and services various consumer loans, such as consumer real estate, credit card and automobile loans, as well as certain wholesale loans (primarily commercial real estate) originated by the Investment Bank. In addition, the Investment Bank purchases, packages and securitizes wholesale and consumer loans. All IB activity is collectively referred to below as Wholesale activities. JPMorgan Chase–sponsored securitizations utilize special purpose entities (“SPEs”) as part of the securitization process. These SPEs meet the definition of a “qualifying” special purpose entity (“QSPE”), as discussed in Note 1 on page 88 of JPMorgan Chase’s 2004 Annual Report; accordingly, the assets and liabilities of securitization–related QSPEs are not reflected in the Firm’s Consolidated balance sheets (except for retained interests, as described below) but are included on the balance sheet of the QSPE purchasing the assets. Assets held by securitization–related QSPEs as of September 30, 2005, and December 31, 2004, were as follows:

(in billions)	September 30, 2005	December 31, 2004

Credit card receivables	$96.3	$106.3
Residential mortgage receivables	24.4	19.1
Wholesale activities(a)	61.7	44.8
Automobile loans	4.9	4.9

Total	$187.3	$175.1

(a)	Co-sponsored securitizations may include non-JPMC originated assets.
The following table summarizes new securitization transactions that were completed during the three and nine months ended September 30, 2005 and 2004, the resulting gains or losses arising from such securitizations, certain cash flows received from such securitizations, and the key economic assumptions used in measuring the retained interests, as of the dates of such sales:

	Three months ended September 30,
	2005				2004
				Wholesale					Wholesale
(in millions)	Mortgage(b)	Credit card	Automobile	Activities(c)	Mortgage		Credit card	Automobile	Activities

Principal securitized	$4,775	$4,825	$—	$7,364	$841		$3,050	$—	$1,920
Pre-tax gains (losses)	2	32	—	20	(12)		17	—	25
Cash flow information:
Proceeds from securitizations	$4,772	$4,825	$—	$7,467	$839		$3,050	$—	$1,511
Servicing fees collected	5	31	—	—	3		22	—	1
Other cash flows received	—	114	—	—	—		74	—	—
Proceeds from collections reinvested in revolving securitizations	—	33,117	—	—	—		42,044	—	—

Key assumptions (rates per annum):
Prepayment rate(a)	—	20%	—	0-41%	—		16.7%	—	50.0%
		PPR					PPR
Weighted-average life (in years)	—	0.4	—	1.8-13.3	—		0.5	—	2.0
Expected credit losses	—	4.7%	—	0.8-1.8%	—		5.6%	—	NA (e)
Discount rate	—	12.0%	—	11.1-20.0%	—		12.0%	—	0.7%

	Nine months ended September 30,
	2005				2004(f)
				Wholesale					Wholesale
(in millions)	Mortgage(b)	Credit card	Automobile	Activities(c)	Mortgage		Credit card	Automobile	Activities

Principal securitized	$11,056	$10,100	$2,300	$13,760	$4,650		$6,300	$1,600	$6,401
Pre-tax gains (losses)	22	67	10 (d)	74	52		36	(3)	94
Cash flow information:
Proceeds from securitizations	$11,074	$10,100	$1,618	$13,912	$4,702		$6,300	$1,597	$6,471
Servicing fees collected	9	44	2	—	7		35	1	2
Other cash flows received	—	169	—	—	—		109	—	12
Proceeds from collections reinvested in revolving securitizations	—	95,623	—	—	—		71,234	—	—
Key assumptions (rates per annum):
Prepayment rate(a)	—	16.7-20.0%	1.5%	0-50%	23.8-25.9%		15.5-16.7%	1.5%	17.0-50.0%
		PPR	ABS		CPR		PPR	ABS
Weighted-average life (in years)	—	0.4-0.5	1.5	1.0-13.3	2.8-3.0		0.5-0.6	1.8	2.0-4.0
Expected credit losses	—	4.7-5.7%	0.6%	0-1.8%	1.0	%(e)	5.5-5.8%	0.6%	NA (e)
Discount rate	—	12.0%	6.3%	0.6-20.0%	15.0-30.0%		12.0%	4.1%	0.6-5.0%

(a)	CPR: constant prepayment rate; ABS: absolute prepayment speed; PPR: principal payment rate.
(b)	No interests other than servicing assets were retained in Mortgage in the first three quarters of 2005.
(c)
Wholesale activities consist of wholesale loans (primarily commercial real estate) originated by the Investment Bank as well as $4.4 billion and $6.3 billion for the three months and nine months ended September 30, 2005, respectively, of consumer loans purchased from the market, packaged and securitized by the Investment Bank.

(d)
The auto securitization gain of $10 million does not include the write-down of loans transferred to held-for-sale in the first quarter of 2005 and risk management activities intended to protect the economic value of loans while held-for-sale.

(e)	Expected credit losses for prime residential mortgage and certain wholesale securitizations are minimal and are incorporated into other assumptions.
(f)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

In addition, the Firm sold residential mortgage loans totaling $16.3 billion and $15.2 billion during the three months ended September 30, 2005 and 2004, respectively, primarily as GNMA, FNMA and Freddie Mac mortgage-backed securities; these sales resulted in pre-tax gains (losses) of $62 million and $(14) million, respectively. During the first nine months of 2005 and 2004, JPMorgan Chase sold residential mortgage loans totaling $39.4 billion and $53.1 billion, respectively; these sales resulted in pre-tax gains of $171 million and $45 million, respectively.
At September 30, 2005, and December 31, 2004, the Firm had, with respect to its credit card master trusts, $26.6 billion and $35.2 billion, respectively, related to its undivided interest, and $2.2 billion and $2.1 billion, respectively, related to its subordinated interest, in accrued interest and fees on the securitized receivables, net of an allowance for uncollectible amounts. Credit card securitization trusts require the Firm to maintain a minimum undivided interest of 4% to 7% of the principal receivables in the trusts. The Firm maintained an average undivided interest in its principal receivables in the trusts of approximately 25% and 23% for the nine months ended September 30, 2005, and for the year ended December 31, 2004, respectively.
The Firm also maintains escrow accounts up to predetermined limits for some of its credit card and automobile securitizations, in the unlikely event of deficiencies in cash flows owed to investors. The amounts available in such escrow accounts are recorded in Other assets and, as of September 30, 2005, amounted to $584 million and $93 million for credit card and automobile securitizations, respectively; as of December 31, 2004, the amounts available in escrow accounts were $395 million and $132 million for credit card and automobile securitizations, respectively.
The table below summarizes other retained securitization interests, which are primarily subordinated or residual interests and are carried at fair value on the Firm’s Consolidated balance sheets:

(in millions)	September 30, 2005	December 31, 2004

Residential mortgage(a)	$272	$433
Credit card(a)	473	494
Automobile(a)(b)	116	85
Wholesale activities	167	23

Total	$1,028	$1,035

(a)
Pre-tax unrealized gains (losses) recorded in Stockholders’ equity that relate to retained securitization interests totaled $93 million and $118 million for residential mortgage; $3 million and $(3) million for credit cards; and $7 million and $11 million for automobile at September 30, 2005, and December 31, 2004, respectively.

(b)
In addition to the automobile retained interest amounts noted above, the Firm also retained senior securities from a second quarter 2005 auto securitization that are classified as available-for-sale securities. The remaining balance of $348 million at September 30, 2005, is valued using quoted market prices. These securities are not included in the key economic assumption and sensitivities table below.

The table below outlines the key economic assumptions used to determine the fair value of the remaining retained interests at September 30, 2005, and December 31, 2004, respectively; and the sensitivities of those fair values to immediate 10% and 20% adverse changes in those assumptions:

September 30, 2005 (in millions)	Mortgage		Credit card		Automobile		Wholesale activities

Weighted-average life (in years)	0.6-3.6		0.4-0.8		1.1		0.2-13.3

Prepayment rate	10.6-43.3	% CPR	11.1-20.0	% PPR	1.5	% ABS	0.0-50.0	%(a)
Impact of 10% adverse change	$(1)		$(39)		$(2)		$(4)
Impact of 20% adverse change	(3)		(77)		(5)		(7)

Loss assumption	0.0-4.7	%(b)	4.8-8.3%		0.7%		0.8-1.8%
Impact of 10% adverse change	$(10)		$(115)		$(4)		$(4)
Impact of 20% adverse change	(19)		(229)		(7)		(7)
Discount rate	13.0-30.0	%(c)	4.5-12.0%		6.6%		0.2-20.0%
Impact of 10% adverse change	$(5)		$(1)		$(1)		$(4)
Impact of 20% adverse change	(9)		(3)		(2)		(8)

December 31, 2004 (in millions)	Mortgage		Credit card		Automobile		Wholesale activities

Weighted-average life (in years)	0.8–3.4		0.5–1.0		1.3		0.2–4.0

Prepayment rate	15.1–37.1	% CPR	8.3–16.7	% PPR	1.4	% ABS	0.0–50.0	%(a)
Impact of 10% adverse change	$(5)		$(34)		$(6)		$(1)
Impact of 20% adverse change	(8)		(69)		(13)		(1)

Loss assumption	0.0–5.0	%(b)	5.7–8.4%		0.7%		0.0–3.0	% (b)
Impact of 10% adverse change	$(17)		$(144)		$(4)		$—
Impact of 20% adverse change	(34)		(280)		(8)		—
Discount rate	13.0–30.0	%(c)	4.9–12.0%		5.5%		1.0–22.9%
Impact of 10% adverse change	$(9)		$(2)		$(1)		$—
Impact of 20% adverse change	(18)		(4)		(2)		—

(a)	Prepayment risk on certain wholesale retained interests are minimal and are incorporated into other assumptions.
(b)	Expected credit losses for prime residential mortgage and certain wholesale securitizations are minimal and are incorporated into other assumptions.
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
The table below presents information about delinquencies, net credit losses and components of reported and securitized financial assets at September 30, 2005, and December 31, 2004:

			Nonaccrual and 90 days
	Total Loans		or more past due		Net loan charge-offs
					Three months ended		Nine months ended
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	September 30,		September 30,
(in millions)	2005	2004	2005	2004	2005	2004	2005	2004(d)

Loans reported
Home finance	$134,385	$124,653	$710	$673	$38	$63	$117	$119
Auto & education finance	51,309	62,712	204	193	70	96	200	167
Consumer & small business and other	14,740	15,107	289	295	36	60	93	98
Credit card receivables	68,479	64,575	1,110	1,006	766	670	2,150	1,199

Total consumer loans	268,913	267,047	2,313	2,167	910	889	2,560	1,583
Total wholesale loans	151,591	135,067	1,198	1,582	(40)	(24)	(101)	118

Total loans reported	420,504	402,114	3,511	3,749	870	865	2,459	1,701
Securitized loans:
Residential mortgage(a)	8,146	11,533	356	460	22	39	81	119
Automobile	4,840	4,763	10	12	4	6	11	18
Credit card	69,095	70,795	1,037	1,337	867	928	2,714	1,887

Total consumer loans securitized	82,081	87,091	1,403	1,809	893	973	2,806	2,024
Securitized wholesale activities	5,329	1,401	—	—	—	12	—	—

Total loan securitized(b)	87,410	88,492	1,403	1,809	893	985	2,806	2,024

Total loans reported and securitized(c)	$507,914	$490,606	$4,914	$5,558	$1,763	$1,850	$5,265	$3,725

(a)	Includes $6.7 billion and $10.3 billion of outstanding principal balances on securitized subprime 1–4 family residential mortgage loans as of September 30, 2005, and December 31, 2004, respectively.
(b)
Total assets held in securitization-related SPEs were $187.3 billion and $175.1 billion at September 30, 2005, and December 31, 2004, respectively. The $87.4 billion and $88.5 billion of loans securitized at September 30, 2005, and December 31, 2004, respectively, excludes: $72.5 billion and $50.8 billion, respectively, of securitized loans in which the Firm’s only continuing involvement is the servicing of the assets; $26.6 billion and $35.2 billion, respectively, of seller’s interests in credit card master trusts; and $0.8 billion and $0.6 billion, respectively, of escrow accounts and other assets.

(c)	Represents both loans on the Consolidated balance sheets and loans that have been securitized, but excludes loans for which the Firm’s only continuing involvement is servicing of the assets.
(d)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
NOTE 13 — VARIABLE INTEREST ENTITIES
Refer to Note 1 on page 88 and Note 14 on pages 106–109 of JPMorgan Chase’s 2004 Annual Report for a further description of JPMorgan Chase’s policies regarding consolidation of variable interest entities (“VIEs”) as well as the utilization of VIEs by the Firm.
Multi-seller conduits
The following table summarizes the Firm’s involvement with Firm-administered multi-seller conduits:

	Consolidated		Nonconsolidated		Total
(in billions)	Sept. 30, 2005	Dec. 31, 2004	Sept. 30, 2005	Dec. 31, 2004	Sept. 30, 2005	Dec. 31, 2004

Total commercial paper issued by conduits	$31.5	$35.8	$8.3	$9.3	$39.8	$45.1
Commitments
Asset-purchase agreements	$45.7	$47.2	$15.3	$16.3	$61.0	$63.5
Program-wide liquidity commitments	4.0	4.0	1.0	2.0	5.0	6.0
Limited credit enhancements	1.3	1.4	1.0	1.2	2.3	2.6
Maximum exposure to loss(a)	46.4	48.2	15.6	16.9	62.0	65.1

(a)
The Firm’s maximum exposure to loss is limited to the amount of drawn commitments (i.e., sellers’ assets held by the multi-seller conduits for which the Firm provides liquidity support) of $37.3 billion and $42.2 billion at September 30, 2005, and December 31, 2004, respectively, plus contractual but undrawn commitments of $24.7 billion and $22.9 billion at September 30, 2005, and December 31, 2004, respectively. Since the Firm provides credit enhancement and liquidity to these multi-seller conduits, the maximum exposure is not adjusted to exclude exposure absorbed by third-party liquidity providers.

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
Additionally, the Firm is involved with a structured investment vehicle (“SIV”) that funds a diversified portfolio of highly rated assets by issuing medium-term notes, commercial paper and capital. The assets and liabilities of this SIV were approximately $8.3 billion and $7.1 billion at September 30, 2005, and December 31, 2004, respectively, and were included in the Firm’s Consolidated balance sheets.
Client intermediation
Assets held by certain client intermediation–related VIEs at September 30, 2005, and December 31, 2004, were as follows:

(in billions)	September 30, 2005	December 31, 2004

Credit-linked note vehicles(a)	$16.2	$17.8
Municipal bond vehicles(b)	12.7	7.5

(a)
Assets of $1.9 billion and $2.3 billion reported in the table above were recorded on the Firm’s Consolidated balance sheets at September 30, 2005, and December 31, 2004, respectively, due to contractual relationships held by the Firm that relate to collateral held by the VIE.

(b)
Total amounts consolidated due to the Firm owning residual interests was $4.5 billion and $2.6 billion at September 30, 2005, and December 31, 2004, and are reported in the table above. Total liquidity commitments were $5.7 billion and $3.1 billion at September 30, 2005, and December 31, 2004, respectively. The Firm’s maximum credit exposure to all municipal bond vehicles was $10.2 billion and $5.7 billion at September 30, 2005, and December 31, 2004, respectively.

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
Consolidated VIE assets
The following table summarizes the Firm’s total consolidated VIE assets, by classification on the Consolidated balance sheets, as of September 30, 2005, and December 31, 2004.

(in billions)	September 30, 2005	December 31, 2004

Consolidated VIE assets(a)
Investment securities	$9.3	$10.6
Trading assets(b)	8.6	4.7
Loans	5.5	3.4
Interests in purchased receivables	28.7	31.6
Other assets	3.0	0.4

Total consolidated assets	$55.1	$50.7

(a)
The Firm also holds $4.2 billion and $3.4 billion of assets, at September 30, 2005, and December 31, 2004, respectively, primarily as a seller’s interest, in certain consumer securitizations in a segregated entity, as part of a two-step securitization transaction. This interest is included in the securitization activities disclosed in Note 12 on pages 76–79 of this Form 10–Q.

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
Goodwill and Other intangible assets consist of the following:

(in millions)	September 30, 2005	December 31, 2004

Goodwill	$43,555	$43,203
Mortgage servicing rights	6,057	5,080
Purchased credit card relationships	3,352	3,878
All other intangibles:
Other credit card-related intangibles	$239	$272
Core deposit intangibles	2,859	3,328
Other intangibles	2,041	2,126

Total All other intangible assets	$5,139	$5,726

Goodwill
As of September 30, 2005, goodwill increased by $352 million compared with December 31, 2004, principally in connection with the joint venture partnership established with Cazenove and the acquisitions of Vastera and Neovest. Goodwill was not impaired at September 30, 2005, or December 31, 2004, nor was any goodwill written off due to impairment during the nine months ended September 30, 2005 or 2004.
Under SFAS 142, goodwill must be allocated to reporting units and tested for impairment. Goodwill attributed to the business segments was as follows:

			Goodwill resulting
(in millions)	September 30, 2005	December 31, 2004	from the Merger

Investment Bank	$3,550	$3,309	$1,179
Retail Financial Services	15,027	15,022	14,576
Card Services	12,835	12,781	12,802
Commercial Banking	2,659	2,650	2,599
Treasury & Securities Services	2,059	2,044	465
Asset & Wealth Management	7,048	7,020	2,539
Corporate (Private Equity)	377	377	—

Total goodwill	$43,555	$43,203	$34,160

Mortgage servicing rights
For a further description of the mortgage servicing rights (“MSRs”) asset and the interest rate risk management of MSRs, see Note 15 on pages 109–111 of JPMorgan Chase’s 2004 Annual Report. The following table summarizes MSR activity during the nine months ended September 30, 2005 and 2004:

Nine months ended September 30, (in millions)	2005	2004(a)

Balance at January 1	$6,111	$6,159
Additions	1,350	1,400
Additions resulting from the Merger, July 1	—	90
Sales	—	(3)
Other-than-temporary impairment	—	(126)
Amortization	(987)	(974)
SFAS 133 hedge valuation adjustments	18	(588)

Balance at September 30	6,492	5,958
Less: valuation allowance	435	790

Balance at September 30, after valuation allowance	$6,057	$5,168
Estimated fair value at September 30	$6,118	$5,254
Weighted-average prepayment speed assumption (CPR)	13.8%	17.7%
Weighted-average discount rate	8.96%	7.55%

(a)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
CPR: Constant prepayment rate

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

Nine months ended September 30, (in millions)	2005	2004(a)

Balance at January 1	$1,031	$1,378
Other-than-temporary impairment	—	(126)
SFAS 140 impairment (recovery) adjustment	(596)	(462)

Balance at September 30	$435	$790

(a)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
Purchased credit card relationships and All other intangible assets
There were no Purchased credit card relationship intangibles added during the nine months ended September 30, 2005. All other intangibles increased approximately $48 million during the nine months ended September 30, 2005. For the nine months ended September 30, 2005, Purchased credit card relationship intangibles and All other intangibles decreased by $526 million and $635 million, respectively, as a result of amortization. Except for $513 million of indefinite-lived intangible assets, the remainder of the Firm’s other acquired intangible assets are subject to amortization.
The components of credit card relationships, core deposits and other intangible assets were as follows:

	September 30, 2005				December 31, 2004
				Net				Net
	Gross	Accumulated		carrying	Gross	Accumulated		carrying
(in millions)	amount	amortization		value	amount	amortization		value

Purchased credit card relationships	$5,225	$1,873		$3,352	$5,225	$1,347		$3,878
All other intangibles:
Other credit card-related intangibles	$295	$56		$239	$295	$23		$272
Core deposit intangibles	3,797	938		2,859	3,797	469		3,328
Other intangibles	2,576	535	(a)	2,041	2,528	402	(a)	2,126

Total All other intangibles	$6,668	$1,529		$5,139	$6,620	$894		$5,726

	Three months ended		Nine months ended
Amortization expense	September 30,		September 30,
(in millions)	2005	2004	2005	2004(b)

Purchased credit card relationships	$176	$179	$526	$299
Other credit card-related intangibles	11	15	33	15
Core deposit intangibles	157	164	469	165
Other intangibles	38	38	122	75

Total amortization expense	$382	$396	$1,150	$554

(a)
Includes $11 million and $13 million of amortization expense related to servicing assets on securitized automobile loans, which is recorded in Asset management, administration and commissions for the nine months ended September 30, 2005 and 2004, respectively.

(b)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
Future amortization expense
The following table presents future estimated amortization expense related to credit card relationships, core deposits and other intangible assets at September 30, 2005:

	Purchased	Other credit	Core
	credit card	card-related	deposit	Other
For the year: (in millions)	relationships	intangibles	intangibles	intangibles	Total

2005(a)	$701	$45	$622	$177	$1,545
2006	674	42	532	162	1,410
2007	606	36	410	145	1,197
2008	502	32	314	134	982
2009	360	29	256	126	771
2010	301	25	232	113	671

(a)
Includes $526 million, $33 million, $469 million and $122 million of amortization expense related to Purchased credit card relationships, other credit card-related intangibles, core deposit intangibles and other intangibles, respectively, recognized during the first nine months of 2005.

NOTE 15 — EARNINGS PER SHARE
For a discussion of the computation of basic and diluted earnings per share (“EPS”), see Note 20 on page 114 of JPMorgan Chase’s 2004 Annual Report. The following table presents the calculation of basic and diluted EPS for the three and nine months ended September 30, 2005 and 2004:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2005	2004	2005	2004(b)

Basic earnings per share
Net income	$2,527	$1,418	$5,785	$2,800
Less: preferred stock dividends	3	13	11	39

Net income applicable to common stock	$2,524	$1,405	$5,774	$2,761
Weighted-average basic shares outstanding	3,485.0	3,513.5	3,498.4	2,533.1

Net income per share	$0.72	$0.40	$1.65	$1.09

Diluted earnings per share
Net income applicable to common stock	$2,524	$1,405	$5,774	$2,761
Weighted-average basic shares outstanding	3,485.0	3,513.5	3,498.4	2,533.1
Add: Broad-based options	3.3	4.5	3.5	5.7
Restricted stock and key employee options	59.4	74.0	53.2	59.7
Weighted-average diluted shares outstanding	3,547.7	3,592.0	3,555.1	2,598.5

Net income per share(a)	$0.71	$0.39	$1.62	$1.06

(a)
Options issued under employee benefit plans to purchase 383 million and 207 million shares of common stock were outstanding for the three months ended September 30, 2005 and 2004, respectively, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares. For the nine months ended September 30, 2005 and 2004, options issued under employee benefit plans to purchase common stock excluded from the computation were 361 million and 207 million shares, respectively.

(b)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
NOTE 16 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the after-tax change in unrealized gains and losses on AFS securities, cash flow hedging activities and foreign currency translation adjustments (including the impact of related derivatives).

	Unrealized				Cash		Accumulated other
(in millions)	gains (losses)		Translation		flow		comprehensive
Nine months ended September 30, 2005	on AFS securities(a)		adjustments		hedges		income (loss)

Balance at December 31, 2004	$(61)		$(8)		$(139)		$(208)
Net change	(192)	(b)	—	(c)	(202)	(d)	(394)

Balance at September 30, 2005	$(253)		$(8)		$(341)		$(602)

Nine months ended September 30, 2004

Balance at December 31, 2003	$19		$(6)		$(43)		$(30)
Net change	(88	)(b)	(2	)(c)	(122	)(d)	(212)

Balance at September 30, 2004	$(69)		$(8)		$(165)		$(242)

(a)	Represents the after-tax difference between the fair value and amortized cost of the AFS securities portfolio and retained interests in securitizations recorded in Other assets.
(b)
The net change for the nine months ended September 30, 2005, was primarily due to higher interest rates, partially offset by sales of investment securities. The net change for the nine months ended September 30, 2004, was primarily due to rising interest rates.

(c)
At September 30, 2005 and 2004, included $(259) million and $(31) million, respectively, of after-tax gains (losses) on foreign currency translation from operations for which the functional currency is other than the U.S. dollar, offset by $259 million and $29 million, respectively, of after-tax gains (losses) on hedges.

(d)
The net change for the nine months ended September 30, 2005, included $24 million of after-tax losses recognized in income and $226 million of after-tax losses representing the net change in derivative fair values that were recorded in comprehensive income. The net change for the nine months ended September 30, 2004, included $36 million of after-tax losses recognized in income and $158 million of after-tax losses representing the net change in derivative fair values that were reported in comprehensive income.

NOTE 17 — COMMITMENTS AND CONTINGENCIES
Litigation reserve
On August 16, 2005, JPMorgan Chase announced that it had reached an agreement in principle to settle the adversary proceedings brought by Enron in the U.S. Bankruptcy Court for the Southern District of New York. Under the terms of the settlement, JPMorgan Chase will pay $350 million to the bankrupt estate and will give up certain contested claims it has filed in the bankruptcy. Enron will allow JPMorgan Chase’s other claims in the bankruptcy and will dismiss or release all claims it has against JPMorgan Chase. JPMorgan Chase will have the option of increasing its cash payment in exchange for retaining more of its claims and having them allowed in the bankruptcy. The settlement is subject to the approval of the Bankruptcy Court.
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
While the outcome of litigation is inherently uncertain, the amount of the Firm’s litigation reserves at September 30, 2005, reflected management’s assessment of the appropriate litigation reserve level at that date in light of all information then known; the Firm believes its litigation reserves, at September 30, 2005, are adequate to meet its remaining litigation expenses. Management reviews litigation reserves periodically, and the reserve may be increased or decreased in the future to reflect further litigation developments. The Firm believes it has meritorious defenses to claims asserted against it in its currently outstanding litigation and, with respect to such litigation, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interest of stockholders.
NOTE 18 — ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The majority of JPMorgan Chase’s derivatives are entered into for trading purposes. The Firm also utilizes derivatives as an end-user to hedge market exposures, to modify the interest rate characteristics of related balance sheet instruments or to meet longer-term investment objectives. Both trading and end-user derivatives are recorded in Trading assets and Trading liabilities. For a further discussion of the Firm’s use of, and accounting policies regarding, derivative instruments, see pages 62–65 and Note 26 on pages 118–119 of JPMorgan Chase’s 2004 Annual Report. The following table presents derivative instrument hedging-related activities for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,

(in millions)	2005	2004	2005	2004(b)

Fair value hedge ineffective net losses(a)	$(101)	$34	$(142)	$(66)
Cash flow hedge ineffective net losses(a)	—	(1)	—	(2)
Cash flow hedging gains on forecasted transactions that failed to occur	—	—	—	—

(a)	Includes ineffectiveness and the components of hedging instruments that have been excluded from the assessment of hedge effectiveness.
(b)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
Over the next 12 months, it is expected that $25 million (after-tax) of net gains recorded in Other comprehensive income at September 30, 2005, will be recognized in earnings. The maximum length of time over which forecasted transactions are hedged is 10 years, related to core lending and borrowing activities.

NOTE 19 — OFF-BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS AND GUARANTEES
For a discussion of off-balance sheet lending-related financial instruments and guarantees, and the Firm’s related accounting policies, see Note 27 on pages 119–120 of JPMorgan Chase’s 2004 Annual Report. To provide for the risk of loss inherent in wholesale-related contracts, an allowance for credit losses on lending-related commitments is maintained. See Note 12 on pages 102–103 of JPMorgan Chase’s 2004 Annual Report for a further discussion regarding the allowance for credit losses on lending-related commitments. The following table summarizes the contractual amounts of off-balance sheet lending-related financial instruments and guarantees and the related allowance for credit losses on lending-related commitments at September 30, 2005, and December 31, 2004:
Off-balance sheet lending-related financial instruments

			Allowance for lending-
	Contractual amount		related commitments
	September 30,	December 31,	September 30,	December 31,
(in millions)	2005	2004	2005	2004

Consumer	$632,310	$601,196	$15	$12
Wholesale:
Other unfunded commitments to extend credit(a)(b)(c)	235,942	225,152	165	185
Standby letters of credit and guarantees(a)(d)(e)	73,863	78,084	210	292
Other letters of credit(a)	7,179	6,163	5	3

Total wholesale	316,984	309,399	380	480

Total off-balance sheet lending-related financial instruments	$949,294	$910,595	$395	$492

Customers’ securities lent(f)	$235,069	$215,972	$ NA	NA

(a)	Represents contractual amount net of risk participations totaling $28.5 billion and $26.4 billion at September 30, 2005, and December 31, 2004, respectively.
(b)
Includes unused advised lines of credit totaling $24.9 billion and $22.8 billion at September 30, 2005, and December 31, 2004, respectively, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable.

(c)
Includes certain asset purchase agreements to the Firm’s administered multi-seller asset-backed commercial paper conduits of $32.4 billion and $31.8 billion at September 30, 2005, and December 31, 2004, respectively; excludes $28.6 billion and $31.7 billion at September 30, 2005, and December 31, 2004, respectively, of asset purchase agreements related to the Firm’s administered multi-seller asset-backed commercial paper conduits consolidated in accordance with FIN 46R, as the underlying assets of the conduits are reported in the Firm’s Consolidated balance sheets. It also includes $3.2 billion and $7.5 billion at September 30, 2005, and December 31, 2004, respectively, of asset purchase agreements to structured wholesale loan vehicles and other third-party entities. The allowance for credit losses on lending-related commitments related to these agreements was insignificant at September 30, 2005, and December 31, 2004.

(d)	JPMorgan Chase held collateral relating to $8.6 billion and $7.4 billion of these arrangements at September 30, 2005, and December 31, 2004, respectively.
(e)	Includes unused commitments to issue standby letters of credit of $34.7 billion and $38.4 billion at September 30, 2005, and December 31, 2004, respectively.
(f)	Collateral held by the Firm in support of securities lending indemnification agreements was $241.5 billion and $221.6 billion at September 30, 2005, and December 31, 2004, respectively.
For a discussion of the off-balance sheet lending-related arrangements the Firm considers to be guarantees under FIN 45, and the related accounting policies, see Note 27 on pages 119–120 of JPMorgan Chase’s 2004 Annual Report. The amount of the liability related to guarantees recorded at September 30, 2005, and December 31, 2004, excluding the allowance for credit losses on lending-related commitments and derivative contracts discussed below, was $318 million and $341 million, respectively.
In addition to the contracts noted above, there are certain derivative contracts to which the Firm is a counterparty that meet the characteristics of a guarantee under FIN 45. For a discussion of the derivatives the Firm considers to be guarantees, and the related accounting policies, see Note 27 on pages 119–120 of JPMorgan Chase’s 2004 Annual Report. The total notional value of the derivatives that the Firm deems to be guarantees was $63 billion and $53 billion at September 30, 2005, and December 31, 2004, respectively. The fair value related to these contracts was a derivative receivable of $200 million and $180 million, and a derivative payable of $742 million and $622 million at September 30, 2005, and December 31, 2004, respectively.

NOTE 20 — BUSINESS SEGMENTS
JPMorgan Chase is organized into six major reportable business segments: the Investment Bank, Retail Financial Services, Card Services, Commercial Banking, Treasury & Securities Services and Asset & Wealth Management, as well as a Corporate segment. The segments are based upon the products and services provided or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on an operating basis. For a definition of operating basis, see the footnotes to the table below. For a further discussion concerning JPMorgan Chase’s business segments, see Business segment results on pages 15–41 of this Form 10–Q, and pages 28–29 and Note 31 on pages 126–127 of JPMorgan Chase’s 2004 Annual Report.
The following table provides a summary of the Firm’s segment results for the three and nine months ended September 30, 2005 and 2004, on an operating basis. The effect of credit card securitizations, Merger costs and nonoperating Litigation reserve charges have been included in Corporate/Reconciling items so that total Firm results are on a reported basis. Finally, Operating revenue (Noninterest revenue and Net interest income) for each of the segments is presented on a tax-equivalent basis. Accordingly, revenue from tax-exempt securities and investments that receive tax credits are presented in the operating results on a basis comparable to taxable securities and investments. This allows management to assess the comparability of revenues arising from both taxable and tax-exempt sources. The corresponding income tax impact related to these items is recorded within Income tax expense. The effect of the tax-equivalent basis adjustments is eliminated in Corporate/Reconciling items to reflect results on a reported basis. Segment results for the nine months ended September 30, 2004, include three months of the combined Firm’s results and six months of heritage JPMorgan Chase results and have been restated to reflect the current business segment organization and reporting classifications.
Segment results and reconciliation(a)

		Retail			Treasury &	Asset	Corporate/
(in millions, except ratios)	Investment	Financial	Card	Commercial	Securities	& Wealth	Reconciling
Three months ended Sept. 30, 2005	Bank(d)	Services	Services(e)	Banking	Services	Management	Items(d)(e)(f)	Total

Net interest income	$354	$2,512	$2,970	$654	$510	$267	$(2,415)	$4,852
Noninterest revenue	4,107	1,078	1,010	255	1,046	1,182	935	9,613

Total net revenue	4,461	3,590	3,980	909	1,556	1,449	(1,480)	14,465

Provision for credit losses	(46)	378	1,833	(46)	(1)	(19)	(854)	1,245
Credit reimbursement (to)/from TSS(b)	38	—	—	—	(38)	—	—	—
Merger costs	—	—	—	—	—	—	221 (g)	221
Litigation reserve charge	—	—	—	—	—	—	—	—
Other noninterest expense	2,875	2,156	1,286	461	1,107	976	382	9,243

Income (loss) before income tax expense	1,670	1,056	861	494	412	492	(1,229)	3,756
Income tax expense (benefit)	607	400	320	193	149	177	(617)	1,229

Net income (loss)	$1,063	$656	$541	$301	$263	$315	$(612)	$2,527

Average equity	$20,000	$13,475	$11,800	$3,400	$1,900	$2,400	$52,506	$105,481
Average assets	615,888	227,875	144,225	56,265	26,798	42,427	82,567	1,196,045
Return on average equity	21%	19%	18%	35%	55%	52%	NM	9%
Overhead ratio	64	60	32	51	71	67	NM	65

		Retail			Treasury &	Asset	Corporate/
(in millions, except ratios)	Investment	Financial	Card	Commercial	Securities	& Wealth	Reconciling
Three months ended Sept. 30, 2004	Bank(d)	Services	Services(e)	Banking	Services	Management	Items(d)(e)(f)	Total

Net interest income	$389	$2,706	$2,917	$608	$418	$269	$(1,855)	$5,452
Noninterest revenue	2,312	1,094	854	225	921	924	723	7,053

Total net revenue	2,701	3,800	3,771	833	1,339	1,193	(1,132)	12,505

Provision for credit losses	(151)	239	1,662	14	—	1	(596)	1,169
Credit reimbursement (to)/from TSS(b)	43	—	—	—	(43)	—	—	—
Merger costs	—	—	—	—	—	—	752 (g)	752
Litigation reserve charge	—	—	—	—	—	—	—	—
Other noninterest expense	1,924	2,238	1,437	480	1,156	884	506	8,625

Income (loss) before income tax expense	971	1,323	672	339	140	308	(1,794)	1,959
Income tax expense (benefit)	344	501	251	124	44	111	(834)	541

Net income (loss)	$627	$822	$421	$215	$96	$197	$(960)	$1,418

Average equity	$20,000	$13,050	$11,800	$3,400	$1,900	$2,400	$51,819	$104,369
Average assets	496,347	227,716	136,753	55,957	24,831	39,882	135,849	1,117,335
Return on average equity	12%	25%	14%	25%	20%	33%	NM	5%
Overhead ratio	71	59	38	58	86	74	NM	75

		Retail			Treasury &	Asset	Corporate/
(in millions, except ratios)	Investment	Financial	Card	Commercial	Securities	& Wealth	Reconciling
Nine months ended Sept. 30, 2005	Bank(d)	Services	Services(e)	Banking	Services	Management	Items(d)(e)(f)	Total

Net interest income	$1,000	$7,723	$8,953	$1,927	$1,516	$823	$(6,864)	$15,078
Noninterest revenue	10,391	3,513	2,692	732	3,110	3,330	2,009	25,777

Total net revenue	11,391	11,236	11,645	2,659	4,626	4,153	(4,855)	40,855

Provision for credit losses	(755)	566	5,110	90	(2)	(46)	(2,704)	2,259
Credit reimbursement (to)/from TSS(b)	114	—	—	—	(114)	—	—	—
Merger costs	—	—	—	—	—	—	645 (g)	645
Litigation reserve charge	—	—	—	—	—	—	2,772	2,772
Other noninterest expense	7,578	6,444	3,982	1,392	3,366	2,827	1,294	26,883

Income (loss) before income tax expense	4,682	4,226	2,553	1,177	1,148	1,372	(6,862)	8,296
Income tax expense (benefit)	1,688	1,602	948	459	411	498	(3,095)	2,511

Net income (loss)	$2,994	$2,624	$1,605	$718	$737	$874	$(3,767)	$5,785

Average equity	$20,000	$13,276	$11,800	$3,400	$1,900	$2,400	$52,590	$105,366
Average assets	591,863	226,200	141,180	55,774	26,755	41,391	95,257	1,178,420
Return on average equity	20%	26%	18%	28%	52%	49%	NM	7%
Overhead ratio	67	57	34	52	73	68	NM	74

		Retail			Treasury &	Asset	Corporate/
(in millions, except ratios)	Investment	Financial	Card	Commercial	Securities	& Wealth	Reconciling
Nine months ended Sept. 30, 2004(c)	Bank(d)	Services	Services(e)	Banking	Services	Management	Items(d)(e)(f)	Total

Net interest income	$991	$5,062	$5,461	$1,069	$912	$508	$(2,571)	$11,432
Noninterest revenue	8,413	2,184	1,454	420	2,532	2,361	1,351	18,715

Total net revenue	9,404	7,246	6,915	1,489	3,444	2,869	(1,220)	30,147

Provision for credit losses	(467)	371	3,116	20	4	7	(1,664)	1,387
Credit reimbursement (to)/from TSS(b)	47	—	—	—	(47)	—	—	—
Merger costs	—	—	—	—	—	—	842 (g)	842
Litigation reserve charge	—	—	—	—	—	—	3,700	3,700
Other noninterest expense	6,306	4,610	2,601	892	2,967	2,214	841	20,431

Income (loss) before income tax expense	3,612	2,265	1,198	577	426	648	(4,939)	3,787
Income tax expense (benefit)	1,324	841	439	223	131	230	(2,201)	987

Net income (loss)	$2,288	$1,424	$759	$354	$295	$418	$(2,738)	$2,800

Average equity	$16,380	$7,764	$6,200	$1,654	$2,761	$4,406	$26,660	$65,825
Average assets	452,714	171,585	80,211	29,921	21,715	36,765	105,067	897,978
Return on average equity	19%	24%	16%	29%	14%	13%	NM	6%
Overhead ratio	67	64	38	60	86	77	NM	83

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

(b)
TSS reimburses the IB for credit portfolio exposures the IB manages on behalf of clients the segments share. At the time of the Merger, the reimbursement methodology was revised to be based upon pre-tax earnings, net of the cost of capital related to those exposures. Prior to the Merger, the credit reimbursement was based upon pre-tax earnings, plus the allocated capital associated with the shared clients.

(c)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
(d)
Segment operating results include the reclassification of NII related to trading activities to Trading revenue within Noninterest revenue, which primarily impacts the Investment Bank. Trading-related NII reclassified to Trading revenue was $(103) million and $424 million for the three months ended September 30, 2005 and 2004, respectively, and $423 million and $1.4 billion for the nine months ended September 30, 2005 and 2004, respectively. These amounts are eliminated in Corporate/reconciling items to arrive at NII and Noninterest revenue on a reported GAAP basis for JPMorgan Chase.

(e)
Operating results for Card Services exclude the impact of credit card securitizations on revenue, provision for credit losses and average assets, as JPMorgan Chase treats the sold receivables as if they were still on the balance sheet in evaluating the overall performance of the credit card portfolio. The related securitization adjustments were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

(in millions)	2005	2004	2005	2004(a)

Net interest income	$1,600	$1,779	$4,990	$3,455
Noninterest revenue	(733)	(851)	(2,276)	(1,568)
Provision for credit losses	867	928	2,714	1,887
Average assets	67,021	69,035	66,917	45,227

(a)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
These adjustments are eliminated in Corporate/reconciling items to arrive at the Firm’s reported GAAP results.

(f)	Segment operating results reflect revenues on a tax-equivalent basis with the corresponding income tax impact recorded within income tax expense. Tax-equivalent adjustments were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

(in millions)	2005	2004	2005	2004(a)

Net interest income	$67	$(36)	$212	$(4)
Noninterest revenue	155	64	413	139
Income tax expense	222	28	625	135

(a)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
These adjustments are eliminated in Corporate/reconciling items to arrive at the Firm’s reported GAAP results.

(g)	Merger costs attributed to the lines of business were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

(in millions)	2005	2004	2005	2004(a)

Investment Bank	$4	$38	$18	$43
Retail Financial Services	24	148	101	171
Card Services	100	71	185	72
Commercial Banking	3	14	2	20
Treasury & Securities Services	24	43	67	48
Asset & Wealth Management	9	17	47	17
Corporate	57	421	225	471

(a)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

JPMORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEET, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

	Three months ended September 30, 2005			Three months ended September 30, 2004
	Average		Rate	Average		Rate
	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)
ASSETS
Deposits with Banks	$11,388	$128	4.48%	$34,166	$131	1.53%
Federal Funds Sold and Securities Purchased under Resale Agreements	146,048	1,094	2.97	102,042	474	1.85
Securities Borrowed	66,817	301	1.78	47,087	120	1.01
Trading Assets — Debt Instruments	189,198	2,286	4.79	170,663	1,991	4.64
Securities: Available-for-sale	65,103	746	4.55 (a)	94,590	1,048	4.41 (a)
Held-to-maturity	89	3	12.36	130	3	10.02
Interests in purchased receivables	27,905	247	3.52	28,917	119	1.63
Loans	415,676	6,696	6.39	390,753	5,571	5.67

Total Interest-Earning Assets	922,224	11,501	4.95	868,348	9,457	4.33
Allowance for loan losses	(7,003)			(7,450)
Cash and due from banks	32,166			30,773
Trading assets — Equity instruments	53,025			30,275
Trading assets — Derivative receivables	54,522			59,232
Other assets	141,111			136,157

Total Assets	$1,196,045			$1,117,335

LIABILITIES
Interest-Bearing Deposits	$398,059	$2,720	2.71%	$365,104	$1,324	1.44%
Federal Funds Purchased and Securities Sold under Repurchase Agreements	160,967	1,137	2.80	163,206	629	1.53
Commercial Paper	15,188	120	3.13	12,497	34	1.08
Other Borrowings(b)	111,010	1,212	4.33	84,387	1,095	5.16
Beneficial interests issued by consolidated VIEs	44,381	363	3.25	43,308	171	1.58
Long-term debt	111,921	1,031	3.65	101,061	788	3.10

Total Interest-Bearing Liabilities	841,526	6,583	3.10	769,563	4,041	2.09
Noninterest-Bearing deposits	129,512			120,991
Trading liabilities — Derivative payables	51,128			51,387
All other liabilities, including the allowance for lending-related commitments	68,259			70,016

Total Liabilities	1,090,425			1,011,957

STOCKHOLDERS’ EQUITY
Preferred Stock	139			1,009
Common Stockholders’ Equity	105,481			104,369

Total Stockholders’ Equity	105,620			105,378

Total Liabilities, Preferred Stock and Stockholders’ Equity	$1,196,045			$1,117,335

INTEREST RATE SPREAD			1.85%			2.24%
NET INTEREST INCOME AND MARGIN ON INTEREST-EARNING ASSETS		$4,918	2.12%		$5,416	2.48%

(a)	For the three months ended September 30, 2005 and 2004, the annualized rate for available-for-sale securities based on amortized cost was 4.54% and 4.38%, respectively.

(b)	Includes securities sold but not yet purchased.

JPMORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEET, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

	Nine months ended September 30, 2005			Nine months ended September 30, 2004(c)
	Average		Rate	Average		Rate
	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)
ASSETS
Deposits with Banks	$15,075	$472	4.19%	$27,560	$331	1.60%
Federal Funds Sold and Securities Purchased under Resale Agreements	135,792	2,762	2.72	90,601	1,095	1.61
Securities Borrowed	59,877	835	1.86	49,966	303	0.81
Trading Assets — Debt Instruments	190,181	6,995	4.92	163,559	5,459	4.46
Securities: Available-for-sale	75,244	2,513	4.47 (a)	74,171	2,443	4.40 (a)
Held-to-maturity	97	8	10.42	191	9	6.46
Interests in purchased receivables	28,416	649	3.06	10,552	130	1.64
Loans	406,226	18,994	6.25	277,428	10,959	5.28

Total Interest-Earning Assets	910,908	33,228	4.88	694,028	20,729	3.99
Allowance for loan losses	(7,050)			(5,363)
Cash and due from banks	30,474			23,494
Trading assets — Equity instruments	46,926			29,739
Trading assets — Derivative receivables	59,315			57,151
Other assets	137,847			98,929

Total Assets	$1,178,420			$897,978

LIABILITIES
Interest-Bearing Deposits	$393,659	$7,069	2.40%	$286,071	$2,956	1.38%
Federal Funds Purchased and Securities Sold under Repurchase Agreements	156,892	3,122	2.66	154,669	1,530	1.32
Commercial Paper	13,459	258	2.56	13,308	85	0.86
Other Borrowings(b)	102,782	3,565	4.64	81,722	2,887	4.72
Beneficial interests issued by consolidated VIEs	44,469	954	2.87	20,253	248	1.64
Long-term debt	110,608	2,970	3.59	70,663	1,595	3.02

Total Interest-Bearing Liabilities	821,869	17,938	2.92	626,686	9,301	1.98
Noninterest-Bearing deposits	128,259			93,487
Trading liabilities — Derivative payables	56,747			49,701
All other liabilities, including the allowance for lending-related commitments	65,949			61,270

Total Liabilities	1,072,824			831,144

STOCKHOLDERS’ EQUITY
Preferred Stock	230			1,009
Common Stockholders’ Equity	105,366			65,825

Total Stockholders’ Equity	105,596			66,834

Total Liabilities, Preferred Stock and Stockholders’ Equity	$1,178,420			$879,978

INTEREST RATE SPREAD			1.96%			2.01%
NET INTEREST INCOME AND MARGIN ON INTEREST-EARNING ASSETS		$15,290	2.24%		$11,428	2.20%

(a)	For the nine months ended September 30, 2005 and 2004, the annualized rate for available-for-sale securities based upon amortized cost was 4.45% and 4.37%, respectively.

(b)	Includes securities sold but not yet purchased.

(c)	Includes three months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

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
NM: Not meaningful.
Nonoperating litigation reserve charges are the $1.9 billion (pre-tax) charge taken in the second quarter of 2005, the $900 million (pre-tax) charge taken in the first quarter of 2005 and the $3.7 billion (pre-tax) charge taken in the second quarter of 2004, all of which relate to the legal cases named in the JPMorgan Chase Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
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
SFAS 140: “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125.”
SFAS 142: “Goodwill and Other Intangible Assets.”
SFAS 143: “Accounting for Asset Retirement Obligations.”
Staff Accounting Bulletin (“SAB”) 107: “Application of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.”
Statement of Position (“SOP”) 05-1: “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts.”
Stress testing: A scenario that measures market risk under unlikely but plausible events in abnormal markets.
U.S. GAAP: Accounting principles generally accepted in the United States of America.
U.S. government and federal agency obligations: Obligations of the U.S. government or an instrumentality of the U.S. government whose obligations are fully and explicitly guaranteed as to the timely payment of principal and interest by the full faith and credit of the U.S. government.
U.S. government-sponsored enterprise obligations: Obligations of agencies originally established or chartered by the U.S. government to serve public purposes as specified by the U.S. Congress; these obligations are not explicitly guaranteed as to the timely payment of principal and interest by the full faith and credit of the U.S. government.
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
12 month lagged loss ratio – Represents the current period net charge-offs annualized divided by the average pro forma managed loans for the same period in the prior year.
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

FORWARD-LOOKING STATEMENTS

The Management’s Discussion and Analysis included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of the management of JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”) and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Firm’s results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties are described herein and in the JPMorgan Chase Annual Report on Form 10-K for the year ended December 31, 2004, filed with the U.S. Securities and Exchange Commission (“SEC”) and available at the SEC’s Internet site (www.sec.gov), to which reference is hereby made.
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

Item 3 Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see the Market Risk Management section of the MD&A on pages 60–62 of this Form 10–Q.
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
There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the third quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
Part II Other Information
Item 1 Legal proceedings
The following information supplements and amends the disclosure set forth under Part I, Item 3 “Legal proceedings” in the Firm’s Annual Report on Form 10—K for the fiscal year ended December 31, 2004 and Part II, Item 1 “Legal Proceedings” in the Firm’s Quarterly Report on Form 10—Q for the quarterly periods ending March 31, 2005 and June 30, 2005, respectively (the “Firm’s SEC filings”).
Enron litigation. On August 16, 2005, the Firm announced that it had reached an agreement in principle to settle the adversary proceedings brought by Enron in the United States Bankruptcy Court for the Southern District of New York. The Firm will pay $350 million to the bankruptcy estate and will give up certain contested claims it had filed in the bankruptcy. Enron will allow the Firm’s other claims in the bankruptcy and will dismiss or release all claims it has against the Firm. The Firm will have the option of increasing its cash payment in exchange for retaining more of its claims and having them allowed in the bankruptcy. The settlement is subject to negotiation of a definitive agreement, and approval of the Bankruptcy Court. In addition, with respect to the case brought by a putative class of employees who participated in the Firm’s 401(k) plan, in August 2005, the United States District Court for the Southern District of New York denied plaintiffs’ motion for class certification and ordered some of plaintiffs’ claims dismissed. A petition has been filed by the plaintiffs seeking review of the denial of class certification in the United States Court of Appeals for the Second Circuit. Finally, the Firm has reached agreement or agreement in principle to settle several of the individual actions brought by investors arising from their investment in Enron-related securities. However, in certain of the individual actions, several plaintiffs have filed or sought to file new or amended complaints.
WorldCom. The Court approved the class action settlement, and the Firm’s $2 billion payment has been placed into escrow. An appeal of the approval of that settlement has been filed. With respect to the individual actions by plaintiffs that had opted out of the class action settlement, court approval required for one of the two previously reached settlements has been received, and a third settlement has been finalized with the largest group of individual plaintiffs, all jointly represented by the same counsel. The Firm’s share of the settlements paid to date in respect of all the individual actions totals approximately $300 million.
Commercial Financial Services litigation. The Firm has consummated its settlement of all of the lawsuits brought by institutional investors against JPMSI in the United States District Court for the Northern District of Oklahoma. Additionally, the institutional investors that had sued JPMSI in Oklahoma state court have dismissed their action against JPMSI. In the Oklahoma state court action by CFS against JPMSI, JPMSI has moved for summary judgment, and that motion is fully briefed. The state court set a trial date of December 5, 2005.
IPO allocation litigation. On August 30, 2005, the district court stayed the various actions pending against JPMSI and other underwriters in connection with the proposed “Issuers Settlement”, in which a trustee designated by the plaintiffs asserted state law claims conditionally assigned to them by the issuers relating to “excess compensation” allegedly paid to the underwriters by their customers (the “LaSala Actions”). On October 12, 2005, the district court granted the underwriter defendants’ motion to dismiss one such LaSala Action. By stipulation of the parties, this dismissal applies to all other pending and future-filed LaSala Actions. The district court did, however, grant plaintiffs leave to replead within twenty days of the Opinion and Order and noted that the stay of the LaSala Actions remains in effect. A fairness hearing concerning the proposed Issuer Settlement has been rescheduled for April 24, 2006. On September 28, 2005, the United States Court of Appeals for the Second Circuit vacated and remanded the district court’s November 3, 2003 dismissal of the antitrust claims relating to IPO allocation practices in the IPO Allocation Antitrust Litigation. In the separate appeal of the district court’s decision in the securities cases to certify classes in its “focus” cases, a briefing schedule has been set that will result in final briefs being filed in December 2005.

Research analyst conflicts. Based on the decision of the West Virginia Supreme Court that the state consumer protection law did not authorize the Attorney General to bring the case, the action filed by the West Virginia Attorney General has been dismissed with prejudice by the trial court as against the Firm and all of the other defendants.
Mutual Fund Litigation. JPMorgan Investment Advisors, Inc., F/K/A Banc One Investment Advisors Corporation, and JPMorgan Chase & Co. were named as respondents in an action filed by the West Virginia Commissioner of Securities related to alleged market timing events in the One Group mutual funds that had been the subject of a previous settlement with the Securities and Exchange Commission and the New York Attorney General.
Bank One Securities Litigation. The Firm has settled all First Commerce Shareholder claims against it and former officers and directors for $39.9 million. The United States District Court for the Northern District of Illinois preliminarily approved the settlement agreement on November 3, 2005.
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
Item 2  Unregistered Sales of Equity Securities and Use of Proceeds
During the third quarter of 2005, there were no shares of common stock of JPMorgan Chase & Co. issued in transactions exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof.
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
The Firm’s repurchases of equity securities in the third quarter and first nine months of 2005 were as follows:

	Total open	Average	Dollar value of
For the nine months ended	market shares	price paid	remaining authorized
September 30, 2005	repurchased	per share(a)	repurchase program

First quarter	35,972,000	$36.57	$3,946
Second quarter	16,807,465	35.32	3,352
July	1,759,000	35.38	3,290
August	8,574,600	34.57	2,994
September	4,111,700	34.36	2,853

Third quarter	14,445,300	34.61

Year-to-date	67,224,765	$35.84

(a)	Excludes commission costs.
In addition to the repurchases disclosed above, participants in the Long-term Incentive Plan and Stock Option Plan may have shares withheld to cover income taxes. Shares withheld to pay income taxes are repurchased pursuant to the terms of the applicable Plan and not under the Firm’s publicly announced share repurchase program. A total of 386,526 shares were repurchased in the 2005 third quarter at an average price per share of $33.36: July—208,127 shares at an average price per share of $32.39; August—79,117 shares at an average price per share of $33.40; September—99,282 shares at an average price per share of $35.37. During the first quarter of 2005, a total of 6,993,164 shares were repurchased at an average per share price of $27.20. During the second quarter of 2005, a total of 680,851 shares were repurchased at an average per share price of $32.78. For the nine month period ended September 30, 2005, a total of 8,060,541 shares were repurchased at an average price per share of $27.97.

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

JPMORGAN CHASE & CO.

(Registrant)

Date: November 8, 2005
	By	/s/ Joseph L. Sclafani

Joseph L. Sclafani Executive Vice President and Controller [Principal Accounting Officer]

INDEX TO EXHIBITS
SEQUENTIALLY NUMBERED

EXHIBIT NO.	EXHIBITS	PAGE AT WHICH LOCATED

31.1	Certification	101

31.2	Certification	102

31.3	Certification	103

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