Form 10-K
period 2005-12-31
J P MORGAN CHASE & CO
filed 2006-03-09
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual report pursuant to section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended	Commission file
December 31, 2005	number 1-5805
JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware	13-2624428
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

270 Park Avenue, New York, NY	10017
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (212) 270-6000
Securities registered pursuant to Section 12(b) of the Act:
Title of each class

Common stock	Indexed Linked Notes on the S&P 500® Index due November 26, 2007
Depositary shares representing a one-tenth interest in 6 5/8%	JPMorgan Market Participation Notes on the S&P 500® Index due
cumulative preferred stock (stated value—$500)	March 12, 2008
6 1/8% subordinated notes due 2008	Capped Quarterly Observation Notes Linked to S&P 500® Index due
6.75% subordinated notes due 2008	September 22, 2008
6.50% subordinated notes due 2009	Capped Quarterly Observation Notes Linked to S&P 500® Index due
Guarantee of 7.50% Capital Securities, Series I, of J.P. Morgan Chase	October 30, 2008
Capital IX	Capped Quarterly Observation Notes Linked to S&P 500® Index due
Guarantee of 7.00% Capital Securities, Series J, of J.P. Morgan	January 21, 2009
Chase Capital X	JPMorgan Market Participation Notes on the S&P 500® Index due
Guarantee of 5 7/8% Capital Securities, Series K, of J.P. Morgan Chase	March 31, 2009
Capital XI	Capped Quarterly Observation Notes Linked to S&P 500® Index due
Guarantee of 6.25% Capital Securities, Series L, of J.P. Morgan	July 7, 2009
Chase Capital XII	Capped Quarterly Observation Notes Linked to S&P 500® Index due
Guarantee of 6.20% Capital Securities, Series N, of JPMorgan	September 21, 2009
Chase Capital XIV	Consumer Price Indexed Securities due January 15, 2010
Guarantee of 6.35% Capital Securities, Series P, JPMorgan Chase Capital XVI	Principal Protected Notes Linked to S&P 500® Index due
Guarantee of 7.20% Preferred Securities of BANK ONE Capital VI	September 30, 2010
The Indexed Linked Notes, JPMorgan Market Participation Notes, Capped Quarterly Observation Notes, Consumer Price
Indexed Securities and Principal Protected Notes are listed on the American Stock Exchange;
all other securities named above are listed on the New York Stock Exchange.
Securities registered pursuant to Section 12(g) of the Act: none
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): ☒ Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
     The aggregate market value of JPMorgan Chase & Co. common stock held by non-affiliates of JPMorgan Chase & Co. on June 30, 2005 was approximately $123,459,434,538.
Number of shares of common stock outstanding on January 31, 2006: 3,485,553,836
Documents Incorporated by Reference: Portions of the Registrant’s proxy statement for the annual meeting of stockholders to be held on May 16, 2006, are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III.

Form 10-K Index

Part I		Page

Item 1	Business	1
	Overview	1
	Business segments	1
	Competition	1
	Supervision and regulation	1
	Non-U.S. operations	4
	Distribution of assets, liabilities and stockholders’ equity; interest rates and interest differentials	136–140
	Return on equity and assets	22, 133, 136–137
	Securities portfolio	141
	Loan portfolio	64–72, 106–107, 142–144
	Summary of loan and lending-related commitments loss experience	73–74, 107–108, 145–146
	Deposits	146
	Short-term and other borrowed funds	147
Item 1A	Risk factors	4
Item 1B	Unresolved SEC Staff comments	6
Item 2	Properties	7
Item 3	Legal proceedings	7
Item 4	Submission of matters to a vote of security holders	9
	Executive officers of the registrant	9

Part II
Item 5	Market for Registrant’s common equity, related stockholder matters and issuer purchases of equity securities	11
Item 6	Selected financial data	11
Item 7	Management’s discussion and analysis of financial condition and results of operations	11
Item 7A	Quantitative and qualitative disclosures about market risk	11
Item 8	Financial statements and supplementary data	11
Item 9	Changes in and disagreements with accountants on accounting and financial disclosure	11
Item 9A	Controls and procedures	12
Item 9B	Other information	12

Part III
Item 10	Directors and executive officers of the Registrant	12
Item 11	Executive compensation	12
Item 12	Security ownership of certain beneficial owners and management and related stockholder matters	12
Item 13	Certain relationships and related transactions	12
Item 14	Principal accounting fees and services	12

Part IV
Item 15	Exhibits, financial statement schedules	12

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

Overview
JPMorgan Chase is a financial holding company incorporated under Delaware law in 1968. JPMorgan Chase is one of the largest banking institutions in the United States, with $1.2 trillion in assets, $107 billion in stockholders’ equity and operations worldwide.
JPMorgan Chase’s principal bank subsidiaries are JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank”), a national banking association with branches in 17 states, and Chase Bank USA, National Association (“Chase USA”), a national banking association that is the Firm’s credit card-issuing bank. JPMorgan Chase’s principal nonbank subsidiary is J.P. Morgan Securities Inc. (“JPMSI”), its U.S. investment banking firm. The bank and nonbank subsidiaries of JPMorgan Chase operate nationally as well as through overseas branches and subsidiaries, representative offices and subsidiary foreign banks.
The Firm’s website is www.jpmorganchase.com. JPMorgan Chase makes available free of charge, through its website, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (the “SEC”). The Firm has adopted, and posted on its website, a Code of Ethics for its Chairman, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and other senior financial officers.
Business segments
JPMorgan Chase’s activities are organized, for management reporting purposes, into six business segments (Investment Bank, Retail Financial Services, Card Services, Commercial Banking, Treasury & Securities Services and Asset & Wealth Management) and Corporate, which includes its Private Equity and Treasury businesses, as well as corporate support functions. A description of the Firm’s business segments and the products and services they provide to their respective client bases is provided in the “Business segment results” section of Management’s discussion and analysis (“MD&A”), beginning on page 34, and in Note 31 on page 130.
Competition
JPMorgan Chase and its subsidiaries and affiliates operate in a highly competitive environment. Competitors include other banks, brokerage firms, investment banking companies, merchant banks, insurance companies, mutual fund companies, credit card companies, mortgage banking companies, hedge funds, trust companies, automobile financing companies, leasing companies,
e-commerce and other Internet-based companies, and a variety of other financial services and advisory companies. JPMorgan Chase’s businesses compete with these other firms with respect to the quality and range of products and services offered and the types of clients, customers, industries and geographies served. With respect to some of its geographies and products, JPMorgan Chase competes globally; with respect to others, the Firm competes on a regional basis. JPMorgan Chase’s ability to compete effectively depends upon the relative performance of its products, the degree to which the features of its products appeal to customers, and the extent to which the Firm is able to meet its clients’ objectives or needs. The Firm’s ability to compete also depends upon its ability to attract and retain its professional and other personnel, and on its reputation.
The financial services industry has experienced consolidation and convergence in recent years, as financial institutions involved in a broad range of financial products and services have merged. This convergence trend is expected to continue. Consolidation could result in competitors of JPMorgan Chase gaining greater capital and other resources, such as a broader range of products and services and geographic diversity. It is possible that competition will become even more intense as the Firm continues to compete with other financial institutions that may be larger or better capitalized, or that may have a stronger local presence in certain geographies. For a discussion of certain risks relating to the Firm’s competitive environment, see the Risk factors on page 4.
Supervision and regulation
Permissible business activities: The Firm is subject to regulation under state and federal law, including the Bank Holding Company Act of 1956, as amended (the “BHCA”). JPMorgan Chase elected to become a financial holding company as of March 13, 2000 pursuant to the provisions of the 1999 Gramm-Leach-Bliley Act (“GLBA”).
Under regulations implemented by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), if any depository institution controlled by a financial holding company ceases to meet certain capital or management standards, the Federal Reserve Board may impose corrective capital and/or managerial requirements on the financial holding company and place limitations on its ability to conduct the broader financial activities permissible for financial holding companies. In addition, the Federal Reserve Board may require divestiture of the holding company’s depository institutions if the deficiencies persist. The regulations also provide that if any depository institution controlled by a financial holding company fails to maintain a satisfactory rating under the Community Reinvestment Act (“CRA”), the Federal Reserve Board must prohibit the financial holding company and its subsidiaries from engaging in any additional activities other than those

Part I

permissible for bank holding companies that are not financial holding companies. At December 31, 2005, the depository-institution subsidiaries of JPMorgan Chase met the capital, management and CRA requirements necessary to permit the Firm to conduct the broader activities permitted under GLBA. However, there can be no assurance that this will continue to be the case in the future.
Regulation by Federal Reserve Board under GLBA: Under GLBA’s system of “functional regulation,” the Federal Reserve Board acts as an “umbrella regulator,” and certain of JPMorgan Chase’s subsidiaries are regulated directly by additional authorities based upon the particular activities of those subsidiaries. JPMorgan Chase Bank and Chase USA are regulated by the Office of the Comptroller of the Currency (“OCC”). The Firm’s securities and investment advisory activities are regulated by the SEC, and insurance activities are regulated by state insurance commissioners.
Dividend restrictions: Federal law imposes limitations on the payment of dividends by the subsidiaries of JPMorgan Chase that are national banks. Nonbank subsidiaries of JPMorgan Chase are not subject to those limitations. The amount of dividends that may be paid by national banks, such as JPMorgan Chase Bank and Chase USA, is limited to the lesser of the amounts calculated under a “recent earnings” test and an “undivided profits” test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years, unless the national bank obtains the approval of the OCC. Under the undivided profits test, a dividend may not be paid in excess of a bank’s “undivided profits.” See Note 23 on page 121 for the amount of dividends that the Firm’s principal bank subsidiaries could pay, at January 1, 2006 and 2005, to their respective bank holding companies without the approval of their banking regulators.
In addition to the dividend restrictions described above, the OCC, the Federal Reserve Board and the Federal Deposit Insurance Corporation (the “FDIC”) have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise, including JPMorgan Chase and its bank and bank holding company subsidiaries, if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.
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
Tier 1 components: Capital surplus, common stock and noncumulative perpetual preferred stock are the most basic components of Tier 1 capital. The Federal Reserve Board also permits cumulative perpetual preferred securities to be included in Tier 1 capital but only up to certain limits. On March 1, 2005, the Federal Reserve Board issued a final rule, which became effective April 11, 2005, that continues the inclusion of trust preferred securities in Tier 1 capital, subject to stricter quantitative limits and revised qualitative standards, and broadens the definition of restricted core capital elements. The rule provides for a five-year transition period. As an internationally active bank holding company, JPMorgan Chase is subject to the rule’s limitation on restricted core capital elements, including trust preferred securities, to 15% of total core capital elements, net of goodwill less any associated deferred tax liability. At December 31, 2005, JPMorgan Chase’s restricted core capital elements were 16.5% of total core capital elements. JPMorgan Chase expects to be in compliance with the 15% limit by the March 31, 2009, implementation date. Trust preferred securities are generally issued by a special-purpose trust established and owned by JPMorgan Chase. Proceeds from the issuance to the public of the trust preferred securities are lent to the Firm for at least 30 (but not more than 50) years. The intercompany note that evidences this loan provides that the interest payments by JPMorgan Chase on the note may be deferred for up to five years. During the period of any such deferral, no payments of dividends may be made on any outstanding JPMorgan Chase preferred or common stock or on the outstanding trust preferred securities issued to the public. As a result of the Firm’s implementation of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), JPMorgan Chase does not consolidate these trusts on its balance sheet.
Tier 2 components: Long-term subordinated debt (generally having an original maturity of 10–12 years) is the primary form of JPMorgan Chase’s Tier 2 capital.
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

JPMorgan Chase will be required to implement advanced measurement techniques in the U.S. by employing internal estimates of certain key risk drivers to derive capital requirements. Prior to implementation of the new Basel II Framework, JPMorgan Chase will be required to demonstrate to its U.S. bank supervisors that internal criteria meet the relevant supervisory standards. JPMorgan Chase expects to be in compliance within the established timelines with all relevant Basel II rules.
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
Supervisory actions by the appropriate federal banking regulator under the “prompt corrective action” rules generally depend upon an institution’s classification within five capital categories. The regulations apply only to banks and not to bank holding companies such as JPMorgan Chase; however, subject to limitations that may be imposed pursuant to GLBA, the Federal Reserve Board is authorized to take appropriate action at the holding company level, based upon the undercapitalized status of the holding company’s subsidiary banking institutions. In certain instances relating to an undercapitalized banking institution, the bank holding company would be required to guarantee the performance of the undercapitalized subsidiary and might be liable for civil money damages for failure to fulfill its commitments on that guarantee.
FDIC Insurance Assessments: FDICIA also requires the FDIC to establish a risk-based assessment system for FDIC deposit insurance. Under the FDIC’s risk-based insurance premium assessment system, each depository institution is assigned to one of nine risk classifications based upon certain capital and supervisory measures and, depending upon its classification, is assessed insurance premiums on its deposits. In February 2006, a bill intended to reform the deposit insurance system was enacted. This law will generally not be effective until the FDIC issues final regulations implementing the new law. It is not possible to fully assess the impact of the law until such final regulations are promulgated.
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
If the FDIC is appointed the conservator or receiver of an insured depository institution upon its insolvency or in certain other events, the FDIC has the power: (1) to transfer any of the depository institution’s assets and liabilities to a new obligor without the approval of the depository institution’s creditors; (2) to enforce the terms of the depository institution’s contracts pursuant to their terms; or (3) to repudiate or disaffirm any contract or lease to which the depository institution is a party, the performance of which is determined by the FDIC to be burdensome and the disaffirmation or repudiation of which is determined by the FDIC to promote the orderly administration of the depository institution. The above provisions would be applicable to obligations and liabilities of JPMorgan Chase’s subsidiaries that are insured depository institutions, such as JPMorgan Chase Bank and Chase USA, including, without limitation, obligations under senior or subordinated debt issued by those banks to investors (referenced below as “public noteholders”) in the public markets.
Under federal law, the claims of a receiver of an insured depository institution for administrative expenses and the claims of holders of U.S. deposit liabilities (including the FDIC, as subrogee of the depositors) have priority over the claims of other unsecured creditors of the institution, including public note-holders, in the event of the liquidation or other resolution of the institution. As a result, whether or not the FDIC would ever seek to repudiate any obligations held by public noteholders of any subsidiary of the Firm that is an insured depository institution, such as JPMorgan Chase Bank or Chase USA, the public noteholders would be treated differently from, and could receive, if anything, substantially less than the depositors of the depository institution.
The USA PATRIOT Act: The USA Patriot Act of 2001 (“Patriot Act”) substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States; imposes new compliance and due diligence obligations; creates new crimes and penalties; compels the production of documents located both inside and outside the United States, including those of non-U.S. institutions that have a correspondent relationship in the United States; and clarifies the safe harbor from civil liability to customers. The United States Department of the Treasury has issued a number of regulations that further clarify the Patriot Act’s requirements or provide more specific guidance on their application.
The Patriot Act requires all “financial institutions,” as defined, to establish certain anti-money laundering compliance and due diligence programs. The Act requires financial institutions that maintain correspondent accounts for non-U.S. institutions, or persons that are involved in private banking for “non-United States persons” or their representatives, to establish, “appropriate, specific and, where necessary, enhanced due diligence policies, procedures, and controls that are reasonably designed to detect and report instances of money laundering through those accounts.” JPMorgan Chase believes its programs satisfy the requirements of the Patriot Act. Bank regulators are focusing their examinations on anti-money laundering compliance, and JPMorgan Chase continues to enhance its anti-money laundering compliance programs.
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
For a discussion of certain risks relating to the Firm’s regulatory environment, see Risk factors below.
Non-U.S. operations
For geographic distributions of total revenue, total expense, income before income tax expense and net income, see Note 30 on page 129. For a discussion of non-U.S. loans, see Note 11 on page 106 and the sections entitled “Country exposure” in the MD&A on page 70, Loan portfolio on page 142 and “Cross-border outstandings” on page 143.
Item 1A: Risk factors
The following discussion sets forth some of the more important risk factors that could affect the Firm’s business and operations. However, other factors besides those discussed below or elsewhere in this or other of the Firm’s reports filed or furnished with the SEC also could adversely affect the Firm’s business or results. The reader should not consider any descriptions of such factors to be a complete set of all potential risks that may face the Firm.
JPMorgan Chase’s results of operations could be adversely affected by U.S. and international markets and economic conditions.
The Firm’s businesses are affected by conditions in the global financial markets and economic conditions generally both in the U.S. and internationally. Factors such as the liquidity of the global financial markets; the level and volatility of equity prices; interest rates and commodities prices; investor sentiment; inflation; and the availability and cost of credit can significantly affect the activity level of clients with respect to size, number and timing of transactions involving the Firm’s investment banking business, including its underwriting and advisory businesses. These factors also may affect the realization of cash returns from the Firm’s private equity business. A market downturn would likely lead to a decline in the volume of transactions that the Firm executes for its customers and, therefore, lead to a decline in the revenues it receives from trading commissions and spreads. In addition, lower market volatility will reduce trading and arbitrage opportunities, which could lead to lower trading revenues. Higher interest rates or weakness in the markets also could adversely affect the number or size of underwritings the Firm manages on behalf of clients and affect the willingness of financial sponsors or investors to participate in loan syndications or underwritings managed by JPMorgan Chase.
The Firm generally maintains large trading portfolios in the fixed income, currency, commodity and equity markets and has significant investment positions, including merchant banking investments held by its private equity business. The revenues derived from mark-to-market values of the Firm’s business are affected by many factors, including its credit standing; its success in proprietary positioning; volatility in interest rates and equity and debt markets; and other economic and business factors. JPMorgan Chase anticipates that revenues relating to its trading will experience volatility and there can be no assurance that such volatility relating to the above factors or other conditions could not materially adversely affect the Firm’s earnings.
The fees JPMorgan Chase earns for managing third-party assets are also dependent upon general economic conditions. For example, a higher level of U.S. or non-U.S. interest rates or a downturn in trading markets could affect the valuations of the third-party assets managed by the Firm, which, in turn, could affect the Firm’s revenues. Moreover, even in the absence of a market downturn, below-market performance by JPMorgan Chase’s investment management businesses could result in outflows of assets under management and supervision and, therefore, reduce the fees the Firm receives.
The credit quality of JPMorgan Chase’s on-balance sheet and off-balance sheet assets may be affected by business conditions. In a poor economic environment there is a greater likelihood that more of the Firm’s customers or counterparties could become delinquent on their loans or other obligations to JPMorgan Chase which, in turn, could result in a higher level of charge-offs and provision for credit losses, all of which would adversely affect the Firm’s earnings.
The Firm’s consumer businesses are particularly affected by domestic economic conditions which can materially adversely affect such businesses and the Firm.

Such conditions include U.S. interest rates; the rate of unemployment; the level of consumer confidence; changes in consumer spending; and the number of personal bankruptcies, among others. Certain changes to these conditions can diminish demand for businesses’ products and services, or increase the cost to provide such products and services. In addition, a deterioration in consumers’ credit quality could lead to an increase in loan delinquencies and higher net charge-offs, which could adversely affect the Firm’s earnings.
There is increasing competition in the financial services industry which may adversely affect JPMorgan Chase’s results of operations.
JPMorgan Chase operates in a highly competitive environment and expects competitive conditions to continue to intensify as continued merger activity in the financial services industry produces larger, better-capitalized and more geographically-diverse companies that are capable of offering a wider array of financial products and services at more competitive prices.
The Firm also faces an increasing array of competitors. Competitors include other banks, brokerage firms, investment banking companies, merchant banks, insurance companies, mutual fund companies, credit card companies, mortgage banking companies, hedge funds, trust companies, automobile financing companies, leasing companies, e-commerce and other Internet-based companies, and a variety of other financial services and advisory companies. Technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products, and for financial institutions and other companies to provide electronic and Internet-based financial solutions, including electronic securities trading. JPMorgan Chase’s businesses generally compete on the basis of the quality and variety of its products and services, transaction execution, innovation, technology, reputation and price. Ongoing or increased competition in any one or all of these areas may put downward pressure on prices for the Firm’s products and services or may cause the Firm to lose market share. Increased competition may also require the Firm to make additional capital investment in its businesses in order to remain competitive, which investments may increase expenses, or which may require the Firm to extend more of its capital on behalf of clients in order to execute larger, more competitive transactions. There can be no assurance that the significant and increasing competition in the financial services industry will not materially adversely affect JPMorgan Chase’s future results of operations.
JPMorgan Chase’s acquisitions and integration of acquired businesses may not result in all of the benefits anticipated.
The Firm has in the past and may in the future seek to grow its business by acquiring other businesses. There can be no assurance that the Firm’s acquisitions will have the anticipated positive results, including results relating to: the total cost of integration; the time required to complete the integration; the amount of longer-term cost savings; or the overall performance of the combined entity. Integration of an acquired business can be complex and costly, sometimes including combining relevant accounting and data processing systems and management controls, as well as managing relevant relationships with clients, suppliers and other business partners, as well as with employees.
There is no assurance that JPMorgan Chase’s most recent acquisitions or that any businesses acquired in the future will be successfully integrated and will result in all of the positive benefits anticipated. If JPMorgan Chase is not able to integrate successfully its past and any future acquisitions, there is the risk the Firm’s results of operations could be materially and adversely affected.
JPMorgan Chase relies on its systems, employees and certain counterparties, and certain failures could materially adversely affect the Firm’s operations.
The Firm’s businesses are dependent on its ability to process a large number of increasingly complex transactions. If any of the Firm’s financial, accounting, or other data processing systems fail or have other significant shortcomings, the Firm could be materially adversely affected. The Firm is similarly dependent on its employees. The Firm could be materially adversely affected if a Firm employee causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates the Firm’s operations or systems. Third parties with which the Firm does business could also be sources of operational risk to the Firm, including relating to break-downs or failures of such parties’ own systems or employees. Any of these occurrences could result in a diminished ability of the Firm to operate one or more of its businesses, potential liability to clients, reputational damage and regulatory intervention, which could materially adversely affect the Firm.
The Firm may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control, which may include, for example, computer viruses or electrical or telecommunications outages or natural disasters, such as Hurricane Katrina, or events arising from local or regional politics, including terrorist acts. Such disruptions may give rise to losses in service to customers and loss or liability to the Firm.
In a firm as large and complex as JPMorgan Chase, lapses or deficiencies in internal control over financial reporting are likely to occur from time to time, and there is no assurance that significant deficiencies or material weaknesses in internal controls may not occur in the future.
In addition there is the risk that the Firm’s controls and procedures as well as business continuity and data security systems prove to be inadequate. Any such failure could affect the Firm’s operations and could materially adversely affect its results of operations by requiring the Firm to expend significant resources to correct the defect, as well as by exposing the Firm to litigation or losses not covered by insurance.
JPMorgan Chase’s non-U.S. trading activities and operations are subject to risk of loss, particularly in emerging markets.
The Firm does business throughout the world, including in developing regions of the world commonly known as emerging markets. In the past many emerging market countries have experienced severe economic and financial disruptions, including devaluations of their currencies and capital and currency exchange controls, as well as low or negative economic growth.
JPMorgan Chase’s businesses and revenues derived from non-U.S. operations are subject to risk of loss from various unfavorable political, economic and legal developments, including currency fluctuations, social instability, changes in governmental policies or policies of central banks, expropriation, nationalization, confiscation of assets and changes in legislation relating to non-U.S. ownership.
The Firm also invests in the securities of corporations located in non-U.S. jurisdictions, including emerging markets. Revenues from the trading of non-U.S. securities also may be subject to negative fluctuations as a result of the above considerations. The impact of these fluctuations could be accentuated as non-U.S. trading markets (particularly in emerging markets) are usually smaller, less liquid and more volatile than U.S. trading markets. There can be no assurance the Firm will not suffer losses in the future arising from its non-U.S. trading activities or operations.

Part I

If JPMorgan Chase does not successfully handle issues that may arise in the conduct of its business and operations its reputation could be damaged, which could in turn negatively affect its business.
The Firm’s ability to attract and retain customers and transact with its counter-parties could be adversely affected to the extent its reputation is damaged. The failure of the Firm to deal, or to appear to fail to deal, with various issues that could give rise to reputational risk could cause harm to the Firm and its business prospects. These issues include, but are not limited to, appropriately dealing with potential conflicts of interest, legal and regulatory requirements, ethical issues, money-laundering, privacy, record-keeping, sales and trading practices, and the proper identification of the legal, reputational, credit, liquidity and market risks inherent in its products. The failure to address appropriately these issues could make the Firm’s clients unwilling to do business with the Firm, which could adversely affect the Firm’s results.
JPMorgan Chase operates within a highly regulated industry and its business and results are significantly affected by the regulations to which it is subject.
JPMorgan Chase operates within a highly regulated environment. The regulations to which the Firm is subject will continue to have a significant impact on the Firm’s operations and the degree to which it can grow and be profitable.
Certain regulators to which the Firm is subject have significant power in reviewing the Firm’s operations and approving its business practices. Particularly in recent years, the Firm’s businesses have experienced increased regulation and regulatory scrutiny, often requiring additional Firm resources. In addition, as the Firm expands its international operations, its activities will become subject to an increasing range of non-U.S. laws and regulations that will likely impose new requirements and limitations on certain of the Firm’s operations. There is no assurance that any change to the current regulatory requirements to which JPMorgan Chase is subject, or the way in which such regulatory requirements are interpreted or enforced, will not have a negative affect on the Firm’s ability to conduct its business and its results of operations.
JPMorgan Chase faces significant legal risks, both from regulatory investigations and proceedings and from private actions brought against the Firm.
JPMorgan Chase is named as a defendant in various legal actions, including class actions and other litigation or disputes with third parties, as well as investigations or proceedings brought by regulatory agencies. These or other future actions brought against the Firm may result in judgments, settlements, fines, penalties or other results adverse to the Firm which could materially adversely affect the Firm’s business, financial condition or results of operation, or cause it serious reputational harm.
JPMorgan Chase’s ability to attract and retain qualified employees is critical to the success of its business and failure to do so may materially adversely affect its performance.
The Firm’s employees are its most important resource and, in many areas of the financial services industry, competition for qualified personnel is intense. If JPMorgan Chase is unable to continue to retain and attract qualified employees, its performance, including its competitive position, could be materially adversely affected.
Government monetary policies and economic controls may have a significant adverse affect on JPMorgan Chase’s businesses and results of operations.
The Firm’s businesses and earnings are affected by the fiscal or other policies that are adopted by various regulatory authorities of the United States, non-U.S. governments and international agencies. For example, policies and regulations of the Federal Reserve Board influence, directly and indirectly, the rate of interest paid by commercial banks on their interest-bearing deposits and also may affect the value of financial instruments held by the Firm. The actions of the Federal Reserve Board also determine to a significant degree the Firm’s cost of funds for lending and investing. In addition, these policies and conditions can adversely affect the Firm’s customers and counterparties, both in the United States and abroad, which may increase the risk that such customers or counterparties default on their obligations to JPMorgan Chase.
JPMorgan Chase’s framework for managing its risks may not be effective in mitigating risk and loss to the Firm.
JPMorgan Chase’s risk management framework is made up of various processes and strategies to manage the Firm’s risk exposure. Types of risk to which the Firm is subject include liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and reputation risk, fiduciary risk and private equity risk, among others. There can be no assurance that the Firm’s framework to manage risk, including such framework’s underlying assumptions, will be effective under all conditions and circumstances. If the Firm’s risk management framework proves ineffective, the Firm could suffer unexpected losses and could be materially adversely affected.
If JPMorgan Chase does not effectively manage its liquidity, its business could be negatively impacted.
The Firm’s liquidity is critical to its ability to operate its businesses, grow and be profitable. A compromise to the Firm’s liquidity could therefore have a negative effect on the Firm. Potential conditions that could negatively affect the Firm’s liquidity include diminished access to capital markets, unforeseen cash or capital requirements and an inability to sell assets.
The Firm’s credit ratings are an important part of maintaining its liquidity, as a reduction in the Firm’s credit ratings would also negatively affect the Firm’s liquidity. A credit ratings downgrade, depending on its severity, could potentially increase borrowing costs, limit access to capital markets, require cash payments or collateral posting, and permit termination of certain contracts material to the Firm.
Future events may be different than those anticipated by JPMorgan Chase’s management assumptions and estimates, which may cause unexpected losses in the future.
Pursuant to U.S. GAAP, the Firm is required to use certain estimates in preparing its financial statements, including accounting estimates to determine loan loss reserves, reserves related to future litigation, and the fair value of certain assets and liabilities, among other items. Should the Firm’s determined values for such items prove substantially inaccurate the Firm may experience unexpected losses which could be material.
Item 1B: Unresolved SEC Staff comments
None.

Item 2: Properties
The headquarters of JPMorgan Chase is located in New York City at 270 Park Avenue, which is a 50-story bank and office building owned by JPMorgan Chase. This location contains approximately 1.3 million square feet of space. In total, JPMorgan Chase owns or leases approximately 12.3 million square feet of commercial office space and retail space in New York City.
JPMorgan Chase and its subsidiaries also own or lease significant administrative and operational facilities in Chicago, Illinois (5.1 million square feet), Houston and Dallas, Texas (6.8 million square feet), Columbus, Ohio (2.9 million square feet), Newark and Wilmington, Delaware (2.2 million square feet), Phoenix, Arizona (1.4 million square feet), Tampa, Florida (1.0 million square feet), Jersey City, New Jersey (1.2 million square feet), and Indianapolis, Indiana (900 thousand square feet).
Outside the United States, JPMorgan Chase owns or leases facilities in the United Kingdom (2.7 million square feet) and in other countries (2.6 million square feet).
In addition, JPMorgan Chase and its subsidiaries occupy offices and other administrative and operational facilities throughout the world under various types of ownership and leasehold agreements, including 2,641 retail branches in the United States. The properties occupied by JPMorgan Chase are used across all of the Firm’s business segments and for corporate purposes.
JPMorgan Chase continues to evaluate its current and projected space requirements. There is no assurance that the Firm will be able to dispose of its excess premises or that it will not incur charges in connection with such dispositions. Such disposition costs may be material to the Firm’s results of operations in a given period. For a discussion of occupancy expense, see the Consolidated results of operations discussion on pages 29–30.
Item 3: Legal proceedings
Enron litigation. JPMorgan Chase and certain of its officers and directors are involved in a number of lawsuits arising out of its banking relationships with Enron Corp. and its subsidiaries (“Enron”). Several actions and other proceedings, against the Firm, have been resolved, including adversary proceedings brought by Enron’s bankruptcy estate. In addition, as previously reported, the Firm has reached an agreement to settle the lead class action litigation brought on behalf of the purchasers of Enron securities, captioned Newby v. Enron Corp., for $2.2 billion (pretax). The settlement is subject to approval by the United States District Court for the Southern District of Texas. The Newby settlement does not resolve Enron-related actions filed separately by plaintiffs who opt out of the class action, or by certain plaintiffs who are asserting claims not covered by that action.
The remaining Enron-related actions include individual actions against the Firm by plaintiffs who were lenders or claim to be successors-in-interest to lenders who participated in Enron credit facilities syndicated by the Firm; individual and putative class actions by Enron investors, creditors and counterparties; and third-party actions brought by defendants in Enron-related cases, alleging federal and state law claims against JPMorgan Chase and many other defendants. Fact discovery in these actions is mostly complete. Plaintiffs in two of the bank lender cases have moved for partial summary judgment, which the Firm will oppose.
In a purported, consolidated class action lawsuit by JPMorgan Chase stockholders alleging that the Firm issued false and misleading press releases and other public documents relating to Enron in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, the United States District Court for the Southern District of New York dismissed the lawsuit in its entirety without prejudice in March 2005. Plaintiffs filed an amended complaint in May 2005. The Firm has moved to dismiss the amended complaint, and the motion has been submitted to the court for decision.
In a putative class action on behalf of JPMorgan Chase employees who participated in the Firm’s 401(k) plan are alleging claims under the Employee Retirement Income Security Act (“ERISA”) for alleged breaches of fiduciary duties and negligence by JPMorgan Chase, its directors and named officers. In August 2005, the United States District Court for the Southern District of New York denied plaintiffs’ motion for class certification and ordered some of plaintiffs’ claims dismissed. A petition has been filed by the plaintiffs seeking review of the denial of class certification in the United States Court of Appeals for the Second Circuit, which petition remains pending. The Firm has also moved for summary judgment seeking dismissal of this ERISA lawsuit in its entirety.
IPO allocation litigation. Beginning in May 2001, JPMorgan Chase and certain of its securities subsidiaries were named, along with numerous other firms in the securities industry, as defendants in a large number of putative class action lawsuits filed in the United States District Court for the Southern District of New York. These suits allege improprieties in the allocation of stock in various public offerings, including some offerings for which a JPMorgan Chase entity served as an underwriter. The suits allege violations of securities and antitrust laws arising from alleged material misstatements and omissions in registration statements and prospectuses for the initial public offerings (“IPOs”) and alleged market manipulation with respect to aftermarket transactions in the offered securities. The securities lawsuits allege, among other things, misrepresentation and market manipulation of the aftermarket trading for these offerings by tying allocations of shares in IPOs to undisclosed excessive commissions paid to JPMorgan Chase and to required aftermarket purchase transactions by customers who received allocations of shares in the respective IPOs, as well as allegations of misleading analyst reports. The antitrust lawsuits allege an illegal conspiracy to require customers, in exchange for IPO allocations, to pay undisclosed and excessive commissions and to make aftermarket purchases of the IPO securities at a price higher than the offering price as a precondition to receiving allocations. The securities cases were all assigned to one judge for coordinated pre-trial proceedings, and the antitrust cases were all assigned to another judge. On February 13, 2003, the Court denied the motions of JPMorgan Chase and others to dismiss the securities complaints. On October 13, 2004, the Court granted in part plaintiffs’ motion to certify classes in six “focus” cases in the securities litigation. On June 30, 2005, the United States Court of Appeals for the Second Circuit granted the underwriter defendants’ petition for permission to appeal the district court’s class certification decision, and the appeal currently is being briefed. The Second Circuit likely will hear oral argument sometime during the first half of 2006.
In addition, on February 15, 2005, the Court in the securities cases preliminarily approved a proposed settlement of plaintiffs’ claims against 298 of the issuer defendants in these cases and a fairness hearing on the proposed settlement is now scheduled for April 24, 2006. Pursuant to the proposed issuer settlement, the insurers for the settling issuer defendants, among other things, (1) agreed to guarantee that the plaintiff classes will recover at least $1 billion from the underwriter defendants in the IPO securities and antitrust

Part I

cases and to pay any shortfall, and (2) conditionally assigned to the plaintiffs any claims related to any “excess compensation” allegedly paid to the underwriters by their customers for allocations of stock in the offerings at issue in the IPO litigation. Joseph P. Lasala, the trustee designated by plaintiffs to act as assignee of such issuer excess compensation claims, filed complaints purporting to allege state law claims on behalf of certain issuers against JPMSI and other underwriters (the “LaSala Actions”), together with motions to stay proceedings in each case. To date, JPMSI is a defendant in more than half of the approximately 100 pending LaSala Actions. On August 30, 2005, the Court stayed until resolution of the proposed issuer settlement the LaSala Actions then pending against JPMSI and other underwriter defendants at that time, as well as all future-filed LaSala Actions pursuant to the parties’ stipulation that the Court’s decision would govern stay motions in all future LaSala Actions. On October 12, 2005, the Court granted the underwriter defendants’ motion to dismiss one LaSala Action, which by stipulation applied to the parallel motions to dismiss in all other pending and future-filed LaSala Actions. The Court did, however, grant Plaintiffs leave to replead and noted that the stay of the LaSala Actions remains in effect. Plaintiffs thereafter filed amended complaints in the lead and other LaSala Actions in which Plaintiffs are purportedly seeking equitable restitution on a breach of fiduciary duty claim — a claim that sought damages in the initial LaSala complaints and was dismissed on the ground that it was time-barred. On November 21, 2005, the underwriter defendants moved to dismiss the amended complaint in the lead LaSala Action and — by virtue of the stipulation of the parties — thereby moved to dismiss the amended complaints in all other pending and future-filed LaSala Actions. The motion currently is being briefed.
With respect to the IPO antitrust lawsuits, on November 3, 2003, the Court granted defendants’ motion to dismiss the claims relating to the IPO allocation practices in the IPO Allocation Antitrust Litigation. On September 28, 2005, the United States Court of Appeals for the Second Circuit reversed, vacated and remanded the district court’s November 3, 2003, dismissal decision. Defendants’ motion for rehearing en banc in the Second Circuit was denied on January 11, 2006.
A wholly separate antitrust class action lawsuit on behalf of a class of IPO issuers alleging that JPMSI and other underwriters conspired to fix their underwriting fees in IPOs is in discovery.
National Century Financial Enterprises litigation. JPMorgan Chase, JPMorgan Chase Bank, JPMorgan Partners, Beacon Group, LLC and three current or former Firm employees have been named as defendants in more than a dozen actions filed in or transferred to the United States District Court for the Southern District of Ohio (the “MDL Litigation”). In the majority of these actions, Bank One, Bank One, N.A., and Banc One Capital Markets, Inc. are also named as defendants. JPMorgan Chase Bank and Bank One, N.A. are also defendants in an action brought by The Unencumbered Assets Trust (“UAT”), a trust created for the benefit of the creditors of National Century Financial Enterprises, Inc. (“NCFE”) as a result of NCFE’s Plan of Liquidation in bankruptcy. These actions arose out of the November 2002 bankruptcy of NCFE. Prior to bankruptcy, NCFE provided financing to various healthcare providers through wholly-owned special-purpose vehicles, including NPF VI and NPF XII, which purchased discounted accounts receivable to be paid under third-party insurance programs. NPF VI and NPF XII financed the purchases of such receivables, primarily through private placements of notes (“Notes”) to institutional investors and pledged the receivables for, among other things, the repayment of the Notes. In the MDL Litigation, JPMorgan Chase Bank is sued in its role as indenture trustee for NPF VI, which issued approximately $1 billion in Notes. Bank One, N.A. is sued in its role as indenture trustee for NPF XII, which issued approximately $2 billion in Notes. The three current or former Firm employees are sued in their roles as former members of NCFE’s board of directors (the “Defendant Employees”). JPMorgan Chase, JPMorgan Partners and Beacon Group, LLC, are claimed to be vicariously liable for the alleged actions of the Defendant Employees. Banc One Capital Markets, Inc. is sued in its role as co-manager for three note offerings made by NPF XII. Other defendants include the founders and key executives of NCFE, its auditors and outside counsel, and rating agencies and placement agents that were involved with the issuance of the Notes. Plaintiffs in these actions include institutional investors who purchased more than $2.7 billion in original face amount of asset-backed securities issued by NCFE. Plaintiffs allege that the trustees violated fiduciary and contractual duties, improperly permitted NCFE and its affiliates to violate the applicable indentures and violated securities laws by (among other things) failing to disclose the true nature of the NCFE arrangements. Plaintiffs further allege that the Defendant Employees controlled the Board and audit committees of the NCFE entities; were fully aware or negligent in not knowing of NCFE’s alleged manipulation of its books; and are liable for failing to disclose their purported knowledge of the alleged fraud to the plaintiffs. Plaintiffs also allege that Banc One Capital Markets, Inc. is liable for cooperating in the sale of securities based upon false and misleading statements. Motions to dismiss on behalf of the JPMorgan Chase entities, the Bank One entities and the Defendant Employees are currently pending. In the UAT action, JPMorgan Chase Bank and Bank One are sued in their roles as indenture trustees. Claims are asserted under the Federal Racketeer Influenced and Corrupt Organizations Act (“RICO”), the Ohio Corrupt Practices Act and various common-law claims. On March 31, 2005, motions to dismiss the UAT action were filed on behalf of JPMorgan Chase Bank. These motions are currently pending. On February 22, 2006, the JPMorgan Chase entities, the Bank One entities and the Defendant Employees reached a settlement with the holders of $1.6 billion face value of Notes (the “Arizona Noteholders”), and reached a separate agreement with the UAT. The settlements are contingent upon the entry of certain orders by the MDL court and bankruptcy courts. Assuming the contingencies are met, the Firm has agreed to pay the Arizona Noteholders the sum of $375 million for all claims and potential claims held by them and has agreed to pay the UAT the sum of $50 million for all claims or potential claims held by it.
In addition, the Securities and Exchange Commission has served subpoenas on JPMorgan Chase Bank and Bank One, N.A. (“Bank One”) and has interviewed certain current and former employees. On April 25, 2005, the staff of the Midwest Regional Office of the SEC wrote to advise Bank One that it is considering recommending that the Commission bring a civil injunctive action against Bank One and a former employee alleging violations of the securities laws in connection with Bank One’s role as indenture trustee for the NPF XII note program. On July 8, 2005, the staff of the Midwest Regional Office of the Securities and Exchange Commission wrote to advise that it is considering recommending that the Commission bring a civil injunctive action against two individuals, one present and one former employee of the Firm’s affiliates, alleging violations of certain securities laws in connection with their role as former members of NCFE’s board of directors. On July 13, 2005, the staff further advised that it is considering recommending that the Commission also bring a civil injunctive action against the Firm in connection with the alleged activities of the two individuals as alleged agents of the Firm. Lastly, the United States Department of Justice is also investigating the events surrounding the collapse of NCFE, and the Firm is cooperating with that investigation.

In addition to the various cases, proceedings and investigations discussed above, JPMorgan Chase and its subsidiaries are named as defendants in a number of other legal actions and governmental proceedings arising in connection with their businesses. Additional actions, investigations or proceedings may be brought from time to time in the future. In view of the inherent difficulty of predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages, or where the cases present novel legal theories, involve a large number of parties or are in early stages of discovery, the Firm cannot state with confidence what the eventual outcome of these pending matters will be, what the timing of the ultimate resolution of these matters will be or what the eventual loss, fines or penalties related to each pending matter may be. JPMorgan Chase believes, based upon its current knowledge, after consultation with counsel and after taking into account its current litigation reserves, that the outcome of the legal actions, proceedings and investigations currently pending against it should not have a material, adverse effect on the consolidated financial condition of the Firm. However, in light of the uncertainties involved in such proceedings, actions and investigations, there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserves currently accrued by the Firm; as a result, the outcome of a particular matter may be material to JPMorgan Chase’s operating results for a particular period, depending upon, among other factors, the size of the loss or liability imposed and the level of JPMorgan Chase’s income for that period.

Item 4: Submission of matters to a vote of security holders
None.
Executive officers of the registrant

Name	Age (at December 31, 2005)	Positions and offices held with JPMorgan Chase

William B. Harrison, Jr.	62	Chairman of the Board since December 31, 2005, prior to which he was Chairman and Chief Executive Officer from November 2001. He was President and Chief Executive Officer from December 2000 until November 2001 and Chairman and Chief Executive Officer from January through December 2000.

James Dimon	49	President and Chief Executive Officer since December 31, 2005, prior to which he was President and Chief Operating Officer. Prior to the Merger, he had been Chairman and Chief Executive Officer of Bank One Corporation since March 2000. Before joining Bank One Corporation, he had been a private investor from November 1998 until March 2000, prior to which he held various senior executive positions at Citigroup Inc., its subsidiary, Salomon Smith Barney, and its predecessor company, Travelers Group, Inc.

Austin A. Adams	62	Chief Information Officer. Prior to the Merger, he had been Chief Information Officer of Bank One Corporation since March 2001. Before joining Bank One Corporation, he had been Chief Information Officer at First Union Corporation (now known as Wachovia Corp.).

Frank Bisignano	46	Chief Administrative Officer since December 2005. Prior to joining JPMorgan Chase, he had been Chief Executive Officer of Citigroup Inc.’s Global Transaction Services from 2002 until December 2005 and Chief Administrative Officer of Citigroup Inc.’s Global Corporate and Investment Bank from 2000 until 2002.

Steven D. Black	53	Co-Chief Executive Officer of the Investment Bank since March 2004, prior to which he had been Deputy Head of the Investment Bank since January 2001 and Head of Institutional Equities business since 2000. Prior to joining JPMorgan Chase in 2000, he had been Vice Chairman of Citigroup Inc. subsidiary, Salomon Smith Barney.

John F. Bradley	45	Director of Human Resources since December 2005. He had been Head of Human Resources for Europe and Asia regions from April 2003 until December 2005, prior to which he was Human Resources executive for Technology and Operations since 2002 and was responsible for human resources integration efforts in 2001. He had been Co-Head of Global Human Resources at J.P. Morgan & Co. Incorporated.

Michael J. Cavanagh	39	Chief Financial Officer since September 2004, prior to which he had been Head of Middle Market Banking. Prior to the Merger, he had been Chief Administrative Officer of Commercial Banking from February 2003, Chief Operating Officer for Middle Market Banking from August 2003, Treasurer from 2001 until 2003, and Head of Strategy and Planning from May 2000 until 2001 at Bank One Corporation.

Part I

Ina R. Drew	49	Chief Investment Officer since February 2005, prior to which she was Head of Global Treasury.

Joan Guggenheimer	53	Co-General Counsel since July 2004. Prior to the Merger, she had been Chief Legal Officer and Corporate Secretary at Bank One Corporation since May 2003. She had served in various positions with Citigroup Inc. and its predecessor entities from 1985 until 2003, and immediately prior to joining Bank One Corporation was General Counsel of the Global Corporate and Investment Bank and also served as Co-General Counsel of Citigroup Inc.

Samuel Todd Maclin	49	Head of Commercial Banking since July 2004, prior to which he had been Chairman and CEO of the Texas Region and Head of Middle Market Banking.

Jay Mandelbaum	43	Head of Strategy and Business Development. Prior to the Merger, he had been Head of Strategy and Business Development since September 2002 at Bank One Corporation. Prior to joining Bank One Corporation, he had been Vice Chairman and Chief Executive Officer of the Private Client Group of Citigroup Inc. subsidiary Salomon Smith Barney from September 2000 until August 2002, prior to which he had been Senior Executive Vice President of Private Client Sales and Marketing at Salomon Smith Barney.

William H. McDavid	59	Co-General Counsel since July 2004. Prior to the Merger, he had been General Counsel.

Heidi Miller	52	Chief Executive Officer of Treasury & Securities Services. Prior to the Merger, she had been Chief Financial Officer at Bank One Corporation since March 2002. Prior to joining Bank One Corporation, she had been Vice Chairman of Marsh, Inc. from January 2001 until March 2002, prior to which she had held several executive positions at Priceline.com and at Citigroup Inc., including Chief Financial Officer.

Charles W. Scharf	40	Head of Retail Financial Services. Prior to the Merger, he had been Head of Retail Banking from May 2002, prior to which he was Chief Financial Officer from June 2000 at Bank One Corporation. Prior to joining Bank One Corporation, he had been Chief Financial Officer at Citigroup Global Corporate and Investment Bank.

Richard J. Srednicki	58	Chief Executive Officer of Card Services from July 2004, prior to which he was Executive Vice President of Chase Cardmember Services.

James E. Staley	49	Global Head of Asset & Wealth Management since 2001, prior to which he had been Head of the Private Bank at J.P. Morgan & Co. Incorporated.

Don M. Wilson III	57	Chief Risk Officer. He had been Co-Head of Credit & Rate Markets from 2001 until July 2003, prior to which he headed the Global Trading Division.

William T. Winters	44	Co-Chief Executive Officer of the Investment Bank since March 2004, prior to which he had been Deputy Head of the Investment Bank and Head of Credit & Rate Markets. He had been Head of Global Markets at J.P. Morgan & Co. Incorporated.
Unless otherwise noted, during the five fiscal years ended December 31, 2005, all of JPMorgan Chase’s above-named executive officers have continuously held senior-level positions with JPMorgan Chase or its predecessor institution, Bank One Corporation. There are no family relationships among the foregoing executive officers.

Part II

Item 5: Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities
The outstanding shares of JPMorgan Chase’s common stock are listed and traded on the New York Stock Exchange, the London Stock Exchange Limited and the Tokyo Stock Exchange. For the quarterly high and low prices of JPMorgan Chase’s common stock on the New York Stock Exchange for the last two years, see the section entitled “Supplementary information — selected quarterly financial data (unaudited)” on page 133. JPMorgan Chase declared quarterly cash dividends on its common stock in the amount of $0.34 per share for each quarter of 2005, 2004 and 2003. The common dividend payout ratio, based upon reported net income, was: 57% for 2005; 88% for 2004; and 43% for 2003. At January 31, 2006, there were 225,105 holders of record of JPMorgan Chase’s common stock. For information regarding securities authorized for issuance under the Firm’s employee stock-based compensation plans, see Item 12 on page 12.
On July 20, 2004, the Board of Directors approved an initial stock repurchase program in the aggregate amount of $6.0 billion. This amount includes shares to be repurchased to offset issuances under the Firm’s employee stock-based plans. The actual amount of shares repurchased is subject to various factors, including market conditions; legal considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account goodwill and intangibles); internal capital generation; and alternative potential investment opportunities. The stock repurchase program has no set expiration date.
The Firm’s repurchases of equity securities during 2005 were as follows:

	Total open	Average	Dollar value of
For the year ended	market shares	price paid	remaining authorized
December 31, 2005	repurchased	per share(a)	repurchase program

First quarter	35,972,000	$ 36.57	$ 3,946
Second quarter	16,807,465	35.32	3,352
Third quarter	14,445,300	34.61	2,853

October	5,964,000	35.77	2,640
November	8,428,600	37.90	2,321
December	11,913,900	39.29	1,853

Fourth quarter	26,306,500	38.05	1,853

Total for 2005	93,531,265	$ 36.46	$ 1,853

(a)	Excludes commission costs.
In addition to the repurchases disclosed above, participants in the Firm’s stock-based incentive plans may have shares withheld to cover income taxes. Shares withheld to pay income taxes are repurchased pursuant to the terms of the applicable Plan and not under the Firm’s share repurchase program. Shares repurchased pursuant to these plans were as follows for 2005:

For the year ended	Total shares	Average price
December 31, 2005	repurchased	paid per share

First quarter	6,993,164	$ 37.22
Second quarter	680,851	35.10
Third quarter	386,526	34.90

October	67,885	33.99
November	31,110	37.77
December	19,362	39.09

Fourth quarter	118,357	35.82

Total for 2005	8,178,898	$ 36.91

Item 6: Selected financial data
For five-year selected financial data, see “Five-year summary of consolidated financial highlights (unaudited)” on page 22.
Item 7: Management’s discussion and analysis of financial condition and results of operations
Management’s discussion and analysis of the financial condition and results of operations, entitled “Management’s discussion and analysis,” appears on pages 23 through 84. Such information should be read in conjunction with the Consolidated financial statements and Notes thereto, which appear on pages 87 through 132.
Item 7A: Quantitative and qualitative disclosures about market risk
For information related to market risk, see the “Market risk management” section on pages 75 through 78 and Note 26 on page 123.
Item 8: Financial statements and supplementary data
The Consolidated financial statements, together with the Notes thereto and the report of PricewaterhouseCoopers LLP dated February 24, 2006 thereon, appear on pages 86 through 132.
Supplementary financial data for each full quarter within the two years ended December 31, 2005, are included on page 133 in the table entitled “Supplementary information – selected quarterly financial data (unaudited).” Also included is a “Glossary of terms’’ on page 134.
Item 9: Changes in and disagreements with accountants on accounting and financial disclosure
None.

Parts II, III & IV

Item 9A: Controls and procedures
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Firm’s management, including its Chairman, Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chairman, Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective. See Exhibits 31.1, 31.2 and 31.3 for the Certification statements issued by the Chairman, Chief Executive Officer and Chief Financial Officer.
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, in a firm as large and complex as JPMorgan Chase, lapses or deficiencies in internal controls are likely to occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies – or even material weaknesses – in internal controls in the future. See page 85 for Management’s report on internal control over financial reporting, and page 86 for the Report of independent registered public accounting firm with respect to management’s assessment of internal control. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
Item 9B: Other information
None.

Part III
Item 10: Directors and
executive officers of the Registrant
See Item 13 below.
Item 11: Executive compensation
See Item 13 below.
Item 12: Security ownership of certain beneficial owners and management and related stockholder matters
For security ownership of certain beneficial owners and management, see Item 13 below.

The following table details the total number of shares available for issuance under JPMorgan Chase’s employee stock-based incentive plans (including shares available for issuance to nonemployee directors). The Firm is not authorized to grant stock-based incentive awards to nonemployees other than to nonemployee directors.

	Number of shares to be	Weighted-average	Number of shares remaining
December 31, 2005	issued upon exercise of	exercise price of	available for future issuance under
(Shares in thousands)	outstanding options/SARs	outstanding options/SARs	stock compensation plans

Employee stock-based incentive plans approved by shareholders	292,248	$ 36.64	260,367
Employee stock-based incentive plans not approved by shareholders	150,452	42.37	—

Total	442,700	$ 38.59	260,367	(a)

(a)	Future shares will be issued out of the shareholder-approved 2005 Long-Term Incentive Plan (“2005 Plan”). The 2005 Plan replaces three existing stock compensation plans – the 1996 Long-Term Incentive Plan, as amended, and two nonshareholder approved plans – all of which expired in May 2005.

Item 13: Certain relationships and
related transactions
Information related to JPMorgan Chase’s Executive Officers is included on pages 9–10. Pursuant to Instruction G(3) to Form 10-K, the remainder of the information to be provided in Items 10, 11, 12, 13 and 14 of Form 10-K (other than information pursuant to Rule 402 (i), (k) and (l) of Regulation S-K) is incorporated by reference to JPMorgan Chase’s definitive proxy statement for the 2006 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of JPMorgan Chase’s 2005 fiscal year.
Item 14: Principal accounting fees and services
See Item 13 above.
Part IV
Item 15: Exhibits, financial statement schedules
Exhibits, financial statement schedules

1.	Financial statements

The Consolidated financial statements, the Notes thereto and the report thereon listed in Item 8 are set forth commencing on page 87.

2.	Financial statement schedules

Financial statement schedules are omitted since the required information is either not applicable, not deemed material, or is shown in the respective Consolidated financial statements or in the Notes thereto.

Part IV

3.	Exhibits

3.1	Restated Certificate of Incorporation of JPMorgan Chase & Co. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

3.2	By-laws of JPMorgan Chase & Co., effective December 31, 2005.

4.1	Deposit Agreement, dated as of February 8, 1996, between J.P. Morgan & Co. Incorporated (succeeded through merger by JPMorgan Chase & Co.) and Morgan Guaranty Trust Company of New York (succeeded through merger by JPMorgan Chase Bank), as Depository (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form 8A (File No. 1-5805) of The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.) filed December 20, 2000).

4.2	Indenture, dated as of December 1, 1989, between Chemical Banking Corporation (now known as JPMorgan Chase & Co.) and The Chase Manhattan Bank (National Association) (succeeded by Deutsche Bank Trust Company Americas), as Trustee (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

4.3(a)	Indenture, dated as of April 1, 1987, as amended and restated as of December 15, 1992, between Chemical Banking Corporation (now known as JPMorgan Chase & Co.) and Morgan Guaranty Trust Company of New York (succeeded by U.S. Bank Trust National Association), as Trustee.

4.3(b)	Second Supplemental Indenture, dated as of October 8, 1996, between The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.) and First Trust of New York, National Association (succeeded by U.S. Bank Trust National Association), as Trustee, to the Indenture, dated as of April 1, 1987, as amended and restated as of December 15, 1992.

4.3(c)	Third Supplemental Indenture, dated as of December 29, 2000, between The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of April 1, 1987, as amended and restated as of December 15, 1992.

4.4(a)	Amended and Restated Indenture, dated as of September 1, 1993, between The Chase Manhattan Corporation (succeeded through merger by JPMorgan Chase & Co.) and Chemical Bank (succeeded by U.S. Bank Trust National Association), as Trustee.

4.4(b)	First Supplemental Indenture, dated as of March 29, 1996, among Chemical Banking Corporation (now known as JPMorgan Chase & Co.), The Chase Manhattan Corporation, (succeeded through merger by JPMorgan Chase & Co.), Chemical Bank, as Resigning Trustee, and First Trust of New York, National Association (succeeded by U.S. Bank Trust National Association), as Successor Trustee, to the Amended and Restated Indenture, dated as of September 1, 1993.

4.4(c)	Second Supplemental Indenture, dated as of October 8, 1996, between The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.) and First Trust of New York, National Association (succeeded by U.S. Bank Trust National Association), as Trustee, to the Amended and Restated Indenture, dated as of September 1, 1993.

4.4(d)	Third Supplemental Indenture, dated as of December 29, 2000, between The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Amended and Restated Indenture, dated as of September 1, 1993.

4.5(a)	Indenture, dated as of August 15, 1982, between J.P. Morgan & Co. Incorporated (succeeded through merger by JPMorgan Chase & Co.) and Manufacturers Hanover Trust Company (succeeded by U.S. Bank Trust National Association), as Trustee.

4.5(b)	First Supplemental Indenture, dated as of May 5, 1986, between J.P. Morgan & Co. Incorporated (succeeded through merger by JPMorgan Chase & Co.) and Manufacturers Hanover Trust Company (succeeded by U.S. Bank Trust National Association), as Trustee, to the Indenture, dated as of August 15, 1982.

4.5(c)	Second Supplemental Indenture, dated as of February 27, 1996, between J.P. Morgan & Co. Incorporated (succeeded through merger by JPMorgan Chase & Co.) and First Trust of New York, National Association (succeeded by U.S. Bank Trust National Association), as Trustee, to the Indenture, dated as of August 15, 1982.

4.5(d)	Third Supplemental Indenture, dated as of January 30, 1997, between J.P. Morgan & Co. Incorporated (succeeded through merger by JPMorgan Chase & Co.) and First Trust of New York, National Association (succeeded by U.S. Bank Trust National Association), as Trustee, to the Indenture, dated as of August 15, 1982.

4.5(e)	Fourth Supplemental Indenture, dated as of December 29, 2000, among J.P. Morgan & Co. Incorporated (succeeded through merger by JPMorgan Chase & Co.), The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of August 15, 1982.

4.6(a)	Indenture, dated as of March 1, 1993, between J.P. Morgan & Co. Incorporated (succeeded through merger by JPMorgan Chase & Co.) and Citibank, N.A. (succeeded by U.S. Bank Trust National Association), as Trustee.

4.6(b)	First Supplemental Indenture, dated as of December 29, 2000, among J.P. Morgan & Co. Incorporated (succeeded through merger by JPMorgan Chase & Co.), The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of March 1, 1993.

4.7	Indenture, dated as of May 25, 2001, between J.P. Morgan Chase & Co. and Bankers Trust Company (succeeded by Deutsche Bank Trust Company Americas), as Trustee (incorporated by reference to Exhibit 4(a)(1) to the amended Registration Statement on Form S-3 (File No. 333-52826) of J.P. Morgan Chase & Co. filed June 13, 2001).

4.8(a)	Junior Subordinated Indenture, dated as of December 1, 1996, between The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.) and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.8(a) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

4.8(b)	Guarantee Agreement, dated as of January 24, 1997, between The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.) and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.8(b) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

4.8(c)	Amended and Restated Trust Agreement, dated as of January 24, 1997, among The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.), The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.8(c) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

Part IV

4.9(a)	Indenture, dated as of March 3, 1997, between Banc One Corporation (succeeded through merger by JPMorgan Chase & Co.) and The Chase Manhattan Bank (succeeded by Deutsche Bank Trust Company Americas), as Trustee (incorporated by reference to Exhibit 4.9(a) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

4.9(b)	First Supplemental Indenture, dated as of October 2, 1998, between Banc One Corporation (succeeded through merger by JPMorgan Chase & Co.) and The Chase Manhattan Bank (succeeded by Deutsche Bank Trust Company Americas), as Trustee, to the Indenture, dated as of March 3, 1997 (incorporated by reference to Exhibit 4.9(b) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

4.9(c)	Form of Second Supplemental Indenture, dated as of July 1, 2004, among J.P. Morgan Chase & Co., Bank One Corporation (succeeded through merger by JPMorgan Chase & Co.), JPMorgan Chase Bank, as Resigning Trustee, and Deutsche Bank Trust Company Americas, as Successor Trustee, to the Indenture, dated as of March 3, 1997 (incorporated by reference to Exhibit 4.22 to the Registration Statement on Form S-3 (File No. 333-116822) of JPMorgan Chase & Co. filed June 24, 2004).

4.10(a)	Indenture, dated as of March 3, 1997, between Banc One Corporation (succeeded through merger by JPMorgan Chase & Co.) and The Chase Manhattan Bank (succeeded by U.S. Bank Trust National Association), as Trustee (incorporated by reference to Exhibit 4.10(a) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

4.10(b)	First Supplemental Indenture, dated as of October 2, 1998, between Banc One Corporation (succeeded through merger by JPMorgan Chase & Co.) and The Chase Manhattan Bank (succeeded by U.S. Bank Trust National Association), as Trustee, to the Indenture, dated as of March 3, 1997 (incorporated by reference to Exhibit 4.10(b) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

4.10(c)	Second Supplemental Indenture, dated as of July 1, 2004, among J.P. Morgan Chase & Co., Bank One Corporation (succeeded through merger by JPMorgan Chase & Co.), JPMorgan Chase Bank, as Resigning Trustee, and U.S. Bank Trust National Association, as Successor Trustee, to the Indenture, dated as of March 3, 1997 (incorporated by reference to Exhibit 4.25 to the Registration Statement on Form S-3 (File No. 333-116822) of JPMorgan Chase & Co. filed June 24, 2004).

4.11(a)	Form of Indenture, dated as of July 1, 1995, between Banc One Corporation (succeeded through merger by JPMorgan Chase & Co.) and Citibank N.A, as Trustee (incorporated by reference to Exhibit 4.11(a) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

4.11(b)	Form of Supplemental Indenture, dated as of July 1, 2004, among J.P. Morgan Chase & Co., Bank One Corporation (succeeded through merger by JPMorgan Chase & Co.) and Citibank N.A., as Trustee, to the Indenture, dated as of July 1, 1995 (incorporated by reference to Exhibit 4.31 to the amended Registration Statement on Form S-3 (File No. 333-116822) of JPMorgan Chase & Co. filed July 1, 2004).

4.12(a)	Form of Indenture, dated as of December 1, 1995, between First Chicago NBC Corporation (succeeded through merger by JPMorgan Chase & Co.) and The Chase Manhattan Bank (National Association) (succeeded by U.S. Bank Trust National Association), as Trustee (incorporated by reference to Exhibit 4.12(a) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

4.12(b)	Form of Supplemental Indenture, dated as of July 1, 2004, among J.P. Morgan Chase & Co., Bank One Corporation (succeeded through merger by JPMorgan Chase & Co.), JPMorgan Chase Bank, as Resigning Trustee, and U.S. Bank Trust National Association, as Successor Trustee, to the Indenture, dated as of December 1, 1995 (incorporated by reference to Exhibit 4.29 to the Registration Statement on Form S-3 (File No. 333-116822) of JPMorgan Chase & Co. filed June 24, 2004).

10.1	Deferred Compensation Plan for Non-Employee Directors of The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.) and The Chase Manhattan Bank (now known as JPMorgan Chase Bank, N.A.), as amended and restated effective December, 1996 (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

10.2	Post-Retirement Compensation Plan for Non-Employee Directors of The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.), as amended and restated effective May 21, 1996 (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

10.3	Deferred Compensation Program of JPMorgan Chase & Co. and Participating Companies, effective as of January 1, 1996 (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

10.4	2005 Deferred Compensation Program of JPMorgan Chase & Co., effective December 31, 2005.

10.5	JPMorgan Chase & Co. 2005 Long-Term Incentive Plan (incorporated by reference to Appendix C of Schedule 14A of JPMorgan Chase & Co. (File No. 1-5805) filed April 4, 2005).

10.6	The Chase Manhattan Corporation 1996 Long-Term Incentive Plan.

10.7	Key Executive Performance Plan of JPMorgan Chase & Co., as restated as of January 1, 2005.

10.8	Excess Retirement Plan of The Chase Manhattan Bank and Participating Companies, restated effective January 1, 2005.

10.9	1984 J.P. Morgan & Co. Incorporated Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

10.10	1992 J.P. Morgan & Co. Incorporated and Affiliated Companies Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

10.11	1995 J.P. Morgan & Co. Incorporated Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

10.12	1998 J.P. Morgan & Co. Incorporated and Affiliated Companies Performance Plan (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

10.13	Executive Retirement Plan of The Chase Manhattan Corporation and Certain Subsidiaries.

10.14	Benefit Equalization Plan of The Chase Manhattan Corporation and Certain Subsidiaries.

10.15	Summary of Terms of JPMorgan Chase & Co. Severance Policy.

10.16	Employment Agreement between J.P. Morgan Chase & Co. and James Dimon dated January 14, 2004 (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-4 of J.P. Morgan Chase & Co. (File No. 333-112967) filed February 20, 2004).

10.17	Summary of Terms of Pension of William B. Harrison, Jr. (incorporated by reference to Form 8-K Item 1.01 of JPMorgan Chase & Co. filed February 28, 2005 (File No. 1-5805)).

10.18	Bank One Corporation Director Stock Plan, as amended (incorporated by reference to Exhibit 10(B) to the Form 10-K of Bank One Corporation (File No. 1-15323) for the year ended December 31, 2003).

10.19	Summary of Bank One Corporation Director Deferred Compensation Plan.

10.20	Bank One Corporation Stock Performance Plan (incorporated by reference to Exhibit 10(A) to the Form 10-K of Bank One Corporation (File No. 1-15323) for the year ended December 31, 2002).

10.21	Bank One Corporation Deferred Compensation Plan.

10.22	Bank One Corporation Supplemental Savings and Investment Plan, as amended (incorporated by reference to Exhibit 10(E) to the Form 10-K of Bank One Corporation (File No. 1-15323) for the year ended December 31, 2003).

10.23	Bank One Corporation Supplemental Personal Pension Account Plan, as amended (incorporated by reference to Exhibit 10(F) to the Form 10-K of Bank One Corporation (File No. 1-15323) for the year ended December 31, 2003).

10.24	Bank One Corporation Key Executive Change of Control Plan, as amended (incorporated by reference to Exhibit 10(G) to the Form 10-K of Bank One Corporation (File No. 1-15323) for the year ended December 31, 2003).

10.25	Bank One Corporation Planning Group Annual Incentive Plan, as amended (incorporated by reference to Exhibit 10(H) to the Form 10-K of Bank One Corporation (File No. 1-15323) for the year ended December 31, 2003).

10.26	Bank One Corporation Investment Option Plan.

10.27	First Chicago Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

10.28	NBD Bancorp, Inc. Performance Incentive Plan, as amended (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

10.29	Bank One Corporation Revised and Restated 1989 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

10.30	Bank One Corporation Revised and Restated 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

10.31	Form of JPMorgan Chase & Co. Long-Term Incentive Plan Award Agreement of January 2005 stock appreciation rights.

10.32	JPMorgan Chase & Co. Long-Term Incentive Plan Award Agreement of January 2005 restricted stock units (incorporated by reference to Exhibit 10.1 to Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed April 11, 2005).

10.33	Form of JPMorgan Chase & Co. Long-Term Incentive Plan Award Agreement of October 2005 stock appreciation rights.

10.34	Amendment and Restatement of Letter Agreement between JPMorgan Chase & Co. and Charles W. Scharf, dated December 29, 2005.

12.1	Computation of ratio of earnings to fixed charges.

12.2	Computation of ratio of earnings to fixed charges and preferred stock dividend requirements.

21.1	List of Subsidiaries of JPMorgan Chase & Co.

22.1	Annual Report on Form 11-K of the JPMorgan Chase 401(k) Savings Plan (to be filed by amendment pursuant to Rule 15d-21 under the Securities Exchange Act of 1934).

23.1	Consent of independent registered public accounting firm.

31.1	Certification.

31.2	Certification.

31.3	Certification.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
JPMorgan Chase hereby agrees to furnish to the Securities and Exchange Commission, upon request, copies of instruments defining the rights of holders for the outstanding nonregistered long-term debt of JPMorgan Chase and its subsidiaries and certain other long-term debt issued by predecessor institutions of JPMorgan Chase and assumed by virtue of the mergers with those respective institutions. These instruments have not been filed as exhibits hereto by reason that the total amount of each issue of such securities does not exceed 10% of the total assets of JPMorgan Chase and its subsidiaries on a consolidated basis. In addition, JPMorgan Chase hereby agrees to file with the Securities and Exchange Commission, upon request, the Junior Subordinated Indentures, the Guarantees and the Amended and Restated Trust Agreements for each Delaware business trust subsidiary that has issued Capital Securities, the guarantees for which have been assumed by JPMorgan Chase & Co. by virtue of the mergers of the respective predecessor institutions that originally issued such securities. The provisions of such agreements differ from the documents constituting Exhibits 4.8(a), (b) and (c) to this report only with respect to the pricing terms of each series of capital securities; these pricing terms are disclosed in Note 17 on page 117.

Pages 16-20 not used

Table of contents

Financial:
22	Five-year summary of consolidated financial highlights
Management’s discussion and analysis:
23	Introduction

25	Executive overview

27	Consolidated results of operations

31	Explanation and reconciliation of the Firm’s use of non-GAAP financial measures

34	Business segment results

55	Balance sheet analysis

56	Capital management

58	Off-balance sheet arrangements and contractual cash obligations

60	Risk management

61	Liquidity risk management

63	Credit risk management

75	Market risk management

79	Operational risk management

80	Reputation and fiduciary risk management

80	Private equity risk management

81	Critical accounting estimates used by the Firm

83	Accounting and reporting developments

84	Nonexchange-traded commodity derivative contracts at fair value
Audited financial statements:
85	Management’s report on internal control over financial reporting

86	Report of independent registered public accounting firm

87	Consolidated financial statements

91	Notes to consolidated financial statements
Supplementary information:
133	Selected quarterly financial data

134	Glossary of terms

135	Forward-looking statements

Merger with Bank One Corporation
Effective July 1, 2004, Bank One Corporation (“Bank One”) merged with and into JPMorgan Chase & Co. (the “Merger”). As a result of the Merger, each outstanding share of common stock of Bank One was converted in a stock-for-stock exchange into 1.32 shares of common stock of JPMorgan Chase & Co. (“JPMorgan Chase”). The Merger was accounted for using the purchase method of accounting. Accordingly, the Firm’s results of operations for 2004 include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results only and 2003 results of operations reflect the results of heritage JPMorgan Chase only. For additional information regarding the Merger, see Note 2 on page 92 of this Annual Report.

JPMorgan Chase & Co. / 2005 Annual Report	21

Five-year summary of consolidated financial highlights
JPMorgan Chase & Co.

(unaudited)
(in millions, except per share, headcount and ratio data)			Heritage JPMorgan Chase only
As of or for the year ended December 31,	2005	2004 (e)	2003	2002	2001

Selected income statement data
Noninterest revenue	$34,702	$26,336	$20,419	$17,436	$17,943
Net interest income	19,831	16,761	12,965	12,178	11,401

Total net revenue	54,533	43,097	33,384	29,614	29,344
Provision for credit losses	3,483	2,544	1,540	4,331	3,182
Noninterest expense before Merger costs and Litigation reserve charge	35,549	29,294	21,716	20,254	21,073
Merger and restructuring costs	722	1,365	—	1,210	2,523
Litigation reserve charge	2,564	3,700	100	1,300	—

Total noninterest expense	38,835	34,359	21,816	22,764	23,596

Income before income tax expense and effect of accounting change	12,215	6,194	10,028	2,519	2,566
Income tax expense	3,732	1,728	3,309	856	847

Income before effect of accounting change	8,483	4,466	6,719	1,663	1,719
Cumulative effect of change in accounting principle (net of tax)	—	—	—	—	(25)

Net income	$8,483	$4,466	$6,719	$1,663	$1,694

Per common share
Net income per share: Basic	$2.43	$1.59	$3.32	$0.81	$0.83 (f)
Diluted	2.38	1.55	3.24	0.80	0.80 (f)
Cash dividends declared per share	1.36	1.36	1.36	1.36	1.36
Book value per share	30.71	29.61	22.10	20.66	20.32

Common shares outstanding
Average: Basic	3,492	2,780	2,009	1,984	1,972
Diluted	3,557	2,851	2,055	2,009	2,024
Common shares at period-end	3,487	3,556	2,043	1,999	1,973

Selected ratios
Return on common equity (“ROE”)	8%	6%	16%	4%	4%
Return on assets (“ROA”)(a)	0.72	0.46	0.87	0.23	0.23
Tier 1 capital ratio	8.5	8.7	8.5	8.2	8.3
Total capital ratio	12.0	12.2	11.8	12.0	11.9
Tier 1 leverage ratio	6.3	6.2	5.6	5.1	5.2
Selected balance sheet data (period-end)
Total assets	$1,198,942	$1,157,248	$770,912	$758,800	$693,575
Securities	47,600	94,512	60,244	84,463	59,760
Loans	419,148	402,114	214,766	216,364	217,444
Deposits	554,991	521,456	326,492	304,753	293,650
Long-term debt	108,357	95,422	48,014	39,751	39,183
Common stockholders’ equity	107,072	105,314	45,145	41,297	40,090
Total stockholders’ equity	107,211	105,653	46,154	42,306	41,099

Credit quality metrics
Allowance for credit losses	$7,490	$7,812	$4,847	$5,713	$4,806
Nonperforming assets(b)	2,590	3,231	3,161	4,821	4,037
Allowance for loan losses to total loans(c)	1.84%	1.94%	2.33%	2.80%	2.25%
Net charge-offs	$3,819	$3,099	$2,272	$3,676	$2,335
Net charge-off rate(c)	1.00%	1.08%	1.19%	1.90%	1.13%

Headcount	168,847	160,968	96,367	97,124	95,812 (g)
Share price (d)
High	$40.56	$43.84	$38.26	$39.68	$59.19
Low	32.92	34.62	20.13	15.26	29.04
Close	39.69	39.01	36.73	24.00	36.35

(a)	Represents Net income divided by Total average assets.
(b)	Excludes wholesale purchased held-for-sale (“HFS”) loans purchased as part of the Investment Bank’s proprietary activities.
(c)	Excluded from the allowance coverage ratios were end-of-period loans held-for-sale; and excluded from the net charge-off rates were average loans held-for-sale.
(d)	JPMorgan Chase’s common stock is listed and traded on the New York Stock Exchange, the London Stock Exchange Limited and the Tokyo Stock Exchange. The high, low and closing prices of JPMorgan Chase’s common stock are from The New York Stock Exchange Composite Transaction Tape.
(e)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
(f)	Basic and diluted earnings per share were each reduced by $0.01 in 2001 because of the impact of the adoption of SFAS 133 relating to the accounting for derivative instruments and hedging activities.
(g)	Represents full-time equivalent employees, as headcount data is unavailable.

22	JPMorgan Chase & Co. / 2005 Annual Report

Management’s discussion and analysis
JPMorgan Chase & Co.

This section of the Annual Report provides management’s discussion and analysis (“MD&A”) of the financial condition and results of operations for JPMorgan Chase. See the Glossary of terms on pages 134–135 for definitions of terms used throughout this Annual Report. The MD&A included in this Annual Report contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause JPMorgan Chase’s results to differ materially from those set forth in such forward-looking statements. Certain of such risks and uncertainties are described herein (see Forward-looking statements on page 135 of this Annual Report) and in the JPMorgan Chase Annual Report on Form 10–K (“Form 10–K”) for the year ended December 31, 2005, in Part I, Item 1A: Risk factors, to which reference is hereby made.

Introduction

JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States, with $1.2 trillion in assets, $107 billion in stockholders’ equity and operations worldwide. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing, asset and wealth management and private equity. Under the JPMorgan, Chase and Bank One brands, the Firm serves millions of customers in the United States and many of the world’s most prominent corporate, institutional and government clients.
JPMorgan Chase’s principal bank subsidiaries are JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank”), a national banking association with branches in 17 states; and Chase Bank USA, National Association, a national bank that is the Firm’s credit card issuing bank. JPMorgan Chase’s principal nonbank subsidiary is J.P. Morgan Securities Inc. (“JPMSI”), the Firm’s U.S. investment banking firm.
JPMorgan Chase’s activities are organized, for management reporting purposes, into six business segments, as well as Corporate. The Firm’s wholesale businesses comprise the Investment Bank, Commercial Banking, Treasury & Securities Services, and Asset & Wealth Management. The Firm’s consumer businesses comprise Retail Financial Services and Card Services. A description of the Firm’s business segments, and the products and services they provide to their respective client bases, follows.
Investment Bank
JPMorgan Chase is one of the world’s leading investment banks, as evidenced by the breadth of the Investment Bank client relationships and product capabilities. The Investment Bank (“IB”) has extensive relationships with corporations, financial institutions, governments and institutional investors worldwide. The Firm provides a full range of investment banking products and services in all major capital markets, including advising on corporate strategy and structure, capital raising in equity and debt markets, sophisticated risk management, and market-making in cash securities and derivative instruments. The Investment Bank also commits the Firm’s own capital to proprietary investing and trading activities.
Retail Financial Services
Retail Financial Services (“RFS”) includes Home Finance, Consumer & Small Business Banking, Auto & Education Finance and Insurance. Through this group of businesses, the Firm provides consumers and small businesses with a broad range of financial products and services including deposits, investments, loans and insurance. Home Finance is a leading provider of consumer real estate loan products and is one of the largest originators and servicers of home mortgages. Consumer & Small Business Banking offers one of the largest branch networks in the United States, covering 17 states with 2,641 branches and 7,312 automated teller machines (“ATMs”). Auto & Education Finance is the largest noncaptive originator of automobile loans as well as a top provider of loans for college students. Through its Insurance operations, the Firm sells and underwrites an extensive range of financial protection products and investment alternatives, including life insurance, annuities and debt protection products.
Card Services
Card Services (“CS”) is one of the largest issuers of credit cards in the United States, with more than 110 million cards in circulation, and is the largest merchant acquirer. CS offers a wide variety of products to satisfy the needs of its cardmembers, including cards issued on behalf of many well-known partners, such as major airlines, hotels, universities, retailers and other financial institutions.
Commercial Banking
Commercial Banking (“CB”) serves more than 25,000 clients, including corporations, municipalities, financial institutions and not-for-profit entities with annual revenues generally ranging from $10 million to $2 billion. While most Middle Market clients are within the Retail Financial Services footprint, CB also covers larger corporations, as well as local governments and financial institutions on a national basis. CB is a market leader with superior client penetration across the businesses it serves. Local market presence, coupled with industry expertise and excellent client service and risk management, enable CB to offer superior financial advice. Partnership with other JPMorgan Chase businesses positions CB to deliver broad product capabilities – including lending, treasury services, investment banking, and asset and wealth management – and meet its clients’ financial needs.
Treasury & Securities Services
Treasury & Securities Services (“TSS”) is a global leader in providing transaction, investment and information services to support the needs of corporations, issuers and institutional investors worldwide. TSS is one of the largest cash management providers in the world and a leading global custodian. The Treasury Services (“TS”) business provides a variety of cash management products, trade finance and logistics solutions, wholesale card products, and short-term liquidity management tools. The Investor Services (“IS”) business provides custody, fund services, securities lending, and performance measurement and execution products. The Institutional Trust Services (“ITS”) business provides trustee, depository and administrative services for debt and equity issuers. TS partners with the Commercial Banking, Consumer & Small Business Banking and Asset & Wealth Management businesses to serve clients firmwide. As a result, certain TS revenues are included in other segments’ results. TSS combined the management of the IS and ITS businesses under the name Worldwide Securities Services (“WSS”) to create an integrated franchise which provides custody and investor services as well as securities clearance and trust services to clients globally. Beginning January 1, 2006, TSS will report results for two divisions: TS and WSS.

JPMorgan Chase & Co. / 2005 Annual Report	23

Management’s discussion and analysis
JPMorgan Chase & Co.

Asset & Wealth Management
Asset & Wealth Management (“AWM”) provides investment advice and management for institutions and individuals. With Assets under supervision of $1.1 trillion, AWM is one of the largest asset and wealth managers in the world. AWM serves four distinct client groups through three businesses: institutions through JPMorgan Asset Management; ultra-high-net-worth clients through the Private Bank; high-net-worth clients through Private Client Services; and retail clients through JPMorgan Asset Management. The majority of AWM’s client assets are in actively managed portfolios. AWM has global investment expertise in equities, fixed income, real estate, hedge funds, private equity and liquidity, including both money market instruments and bank deposits. AWM also provides trust and estate services to ultra-high-net-worth and high-net-worth clients, and retirement services for corporations and individuals.
2005 Business events
Collegiate Funding Services
On March 1, 2006, JPMorgan Chase acquired, for approximately $663 million, Collegiate Funding Services, a leader in student loan servicing and consolidation. This acquisition will enable the Firm to create a comprehensive education finance business.
BrownCo
On November 30, 2005, JPMorgan Chase sold BrownCo, an on-line deep-discount brokerage business, to E*TRADE Financial for a cash purchase price of $1.6 billion. JPMorgan Chase recognized an after-tax gain of $752 million.
Sears Canada credit card business
On November 15, 2005, JPMorgan Chase purchased Sears Canada Inc.’s credit card operation, including both the private-label card accounts and the co-branded Sears MasterCard® accounts. The credit card operation includes approximately 10 million accounts with $2.2 billion (CAD$2.5 billion) in managed loans. Sears Canada and JPMorgan Chase entered into an ongoing arrangement under which JPMorgan Chase will offer private-label and co-branded credit cards to both new and existing customers of Sears Canada.
Chase Merchant Services, Paymentech integration
On October 5, 2005, JPMorgan Chase and First Data Corp. completed the integration of the companies’ jointly owned Chase Merchant Services and Paymentech merchant businesses, to be operated under the name of Chase Paymentech Solutions, LLC. The joint venture is the largest financial transaction processor in the U.S. for businesses accepting credit card payments via traditional point of sale, Internet, catalog and recurring billing. As a result of the integration into a joint venture, Paymentech has been deconsolidated and JPMorgan Chase’s ownership interest in this joint venture is accounted for in accordance with the equity method of accounting.
Neovest Holdings, Inc.
On September 1, 2005, JPMorgan Chase completed its acquisition of Neovest Holdings, Inc., a provider of high-performance trading technology and direct market access. This transaction will enable the Investment Bank to offer a leading, broker-neutral trading platform across asset classes to institutional investors, asset managers and hedge funds.
Enron litigation settlement
On June 14, 2005, JPMorgan Chase announced that it had reached an agreement in principle to settle, for $2.2 billion, the Enron class action litigation captioned Newby v. Enron Corp. The Firm also recorded a nonoperating charge of $1.9 billion (pre-tax) to cover the settlement and to increase its reserves for certain other remaining material legal matters.
Vastera
On April 1, 2005, JPMorgan Chase acquired Vastera, a provider of global trade management solutions, for approximately $129 million. Vastera’s business was combined with the Logistics and Trade Services businesses of TSS’ Treasury Services unit. Vastera automates trade management processes associated with the physical movement of goods internationally; the acquisition enables TS to offer management of information and processes in support of physical goods movement, together with financial settlement.
WorldCom litigation settlement
On March 17, 2005, JPMorgan Chase settled, for $2.0 billion, the WorldCom, Inc. class action litigation. In connection with the settlement, JPMorgan Chase increased the Firm’s Litigation reserve by $900 million.
JPMorgan Partners
On March 1, 2005, the Firm announced that the management team of JPMorgan Partners, LLC, a private equity unit of the Firm, will become independent when it completes the investment of the current $6.5 billion Global Fund, which it advises. The buyout and growth equity professionals of JPMorgan Partners will form a new independent firm, CCMP Capital, LLC, and the venture professionals will separately form a new independent firm, Panorama Capital, LLC. JPMorgan Chase has committed to invest the lesser of $875 million or 24.9% of the limited partnership interests in the fund to be raised by CCMP Capital, and has committed to invest the lesser of $50 million or 24.9% of the limited partnership interests in the fund to be raised by Panorama Capital. The investment professionals of CCMP and Panorama will continue to manage the JPMP investments pursuant to a management agreement with the Firm.
Cazenove
On February 28, 2005, JPMorgan Chase and Cazenove Group plc (“Cazenove”) formed a business partnership which combined Cazenove’s investment banking business and JPMorgan Chase’s U.K.-based investment banking business in order to provide investment banking services in the United Kingdom and Ireland. The new company is called JPMorgan Cazenove Holdings.
Subsequent events
Sale of insurance underwriting business
On February 7, 2006, JPMorgan Chase announced that the Firm has agreed to sell its life insurance and annuity underwriting businesses to Protective Life Corporation for a cash purchase price of approximately $1.2 billion. The sale, which includes both the heritage Chase insurance business and the life business that Bank One had bought from Zurich Insurance in 2003, is subject to normal regulatory approvals and is expected to close in the third quarter of 2006. JPMorgan Chase anticipates the transaction will have no material impact on earnings.

24	JPMorgan Chase & Co. / 2005 Annual Report

Executive overview

This overview of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Annual Report. For a more complete understanding of events, trends and uncertainties, as well as the liquidity, capital, credit and market risks, and the critical accounting estimates, affecting the Firm and the lines of business, this Annual Report should be read in its entirety.
Financial performance of JPMorgan Chase

As of or for the year ended December 31,
(in millions, except per share and ratio data)	2005	2004 (a)	Change

Total net revenue	$54,533	$43,097	27%
Provision for credit losses	3,483	2,544	37
Total noninterest expense	38,835	34,359	13
Net income	8,483	4,466	90
Net income per share – diluted	2.38	1.55	54
Average common equity	105,507	75,641	39
Return on common equity (“ROE”)	8%	6%

Loans	$419,148	$402,114	4%
Total assets	1,198,942	1,157,248	4
Deposits	554,991	521,456	6

Tier 1 capital ratio	8.5%	8.7%
Total capital ratio	12.0	12.2

(a)	Includes six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
Business overview
2005 represented the Firm’s first full year as a merged company; 2004 included six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. Therefore, comparisons between the two years are significantly affected by the Merger. In addition, other key factors affecting 2005 results included litigation charges to settle the Enron and Worldcom class actions, a special provision for credit losses related to Hurricane Katrina, the impact of the new bankruptcy legislation on credit card charge-offs and the sale of BrownCo, as well as the global economic and market environments.
In 2005, the Firm successfully completed a number of milestones in the execution of its Merger integration plan. Key accomplishments included: launching a national advertising campaign that introduced a modernized Chase brand; the conversion of 1,400 Bank One branches, 3,400 ATMs and millions of Bank One credit cards to the Chase brand; completing the operating platform conversion in Card Services; and executing a major systems conversion in Texas that united 400 Chase and Bank One branches and over 800 ATMs under common systems and branding. These accomplishments resulted in continued efficiencies from the Merger, and the Firm made significant progress toward reaching the merger-related savings target of approximately $3.0 billion by the end of 2007. The Firm realized approximately $1.5 billion of merger savings in 2005, bringing estimated cumulative savings to $1.9 billion, and the annualized run-rate of savings entering 2006 is approximately $2.2 billion. In order to achieve these savings, the Firm expensed merger-related costs of $722 million during the year, bringing the total cumulative amount expensed since the Merger announcement to $2.1 billion. Management continues to estimate remaining Merger costs of approximately $0.9 billion to $1.4 billion, which are expected to be expensed over the next two years.
The Board of Directors announced in the fourth quarter that James Dimon, President and Chief Operating Officer, would succeed Chairman and Chief Executive Officer William B. Harrison, Jr. as Chief Executive Officer on December 31, 2005. Mr. Harrison remains Chairman of the Board.
The Firm reported 2005 net income of $8.5 billion, or $2.38 per share, compared with net income of $4.5 billion, or $1.55 per share, for 2004. The return on common equity was 8% compared with 6% in 2004.
Results included $2.0 billion in after-tax charges, or $0.57 per share, which included nonoperating litigation charges of $1.6 billion and Merger costs of $448 million. Excluding these charges, operating earnings were $10.5 billion, or $2.95 per share, and return on common equity was 10%. Operating earnings represent business results without merger-related costs, nonoperating litigation-related charges and recoveries, and costs related to conformance of accounting policies.
In 2005, both the U.S. and global economies continued to expand. Gross domestic product increased by an estimated 3.0% globally with the U.S. economy growing at a slightly faster pace. The U.S. economy experienced continued rising short-term interest rates, which were driven by Federal Reserve Board actions during the course of the year. The federal funds rate increased from 2.25% to 4.25% during the year, and the yield curve flattened as long term interest rates remained broadly steady. Equity markets, both domestic and international, reflected positive performance, with the S&P 500 up 3% and international indices increasing over 20%. Capital markets activity was very strong during 2005, with debt and equity underwriting and merger and acquisition activity surpassing 2004 levels. The U.S. consumer sector showed continued strength buoyed by overall economic strength, which benefited from good levels of employment and retail sales that increased versus the prior year. This strength came despite slowing mortgage origination and refinance activity as well as significantly higher bankruptcy filings due to the new bankruptcy legislation which became effective in October 2005.
The 2005 economic environment was a contributing factor to the performance of the Firm and each of its businesses. The overall economic expansion and strong level of capital markets activity helped to drive new business volume and sales growth within each business. The interest rate environment negatively affected both wholesale and consumer loan spreads, though wholesale liability spreads widened over the course of the year, benefiting Treasury & Securities Services and Commercial Banking. Additionally, the credit quality of the loan portfolio continued to remain strong, reflecting the beneficial economic environment, despite the impacts of accelerated bankruptcy filings and Hurricane Katrina.
The discussion that follows highlights, on an operating basis and excluding the impact of the Merger, the performance of each of the Firm’s lines of business.
Investment Bank operating earnings benefited from higher revenue and a continued benefit from the Provision for credit losses, which were offset by increased compensation expense. Revenue growth was driven by higher, although volatile, fixed income trading results, stronger equity commissions and improved investment banking fees, all of which benefited from strength in global capital markets activity. Investment banking fees had particular strength in advisory, reflecting in part the benefit of the business partnership with Cazenove, which was formed in February of 2005. As in 2004, the

JPMorgan Chase & Co. / 2005 Annual Report	25

Management’s discussion and analysis
JPMorgan Chase & Co.

Provision for credit losses in 2005 was a benefit to earnings, mainly due to continued improvement in the credit quality of the loan portfolio. The increase in expense was primarily the result of higher performance-based incentive compensation due to increased revenues.
Retail Financial Services operating earnings benefited from the overall strength of the U.S. economy, which led to increased deposit, home equity and mortgage balances. In addition to the benefit from higher balances, revenues increased due to improved mortgage servicing rights (“MSRs”) risk management results. Expenses declined, reflecting ongoing efficiency improvements across all businesses even as investments continued in retail banking distribution and sales, with the net addition during the year of 133 branch offices, 662 ATMs and over 1,300 personal bankers. These benefits were offset partially by narrower spreads on loans due to the interest rate environment and net losses associated with loan portfolio sale activity. The provision for credit losses benefited from improved credit trends in most consumer lending portfolios and from loan portfolio sales, but was affected negatively by a special provision related to Hurricane Katrina.
Card Services operating earnings benefited from lower expenses driven by merger savings and greater efficiencies from the operating platform conversion, which resulted in lower processing and compensation costs. Revenue benefited from higher loan balances and customer charge volume resulting from marketing initiatives and increased consumer spending. Partially offsetting this growth were narrower spreads on loan balances due to an increase in accounts in their introductory rate period and higher interest rates. The managed provision for credit losses increased due to record levels of bankruptcy-related charge-offs related to the new bankruptcy legislation that became effective in October 2005 and a special provision related to Hurricane Katrina. Despite these events, underlying credit quality remained strong, with a managed net charge-off ratio of 5.21%, down from 5.27% in 2004.
Commercial Banking operating earnings benefited from wider spreads and higher volumes related to liability balances and increased loan balances. Partially offsetting these benefits were narrower loan spreads related to competitive pressures in some markets and lower deposit-related fees due to higher interest rates. The provision for credit losses increased due to a special provision related to Hurricane Katrina, increased loan balances and refinements in the data used to estimate the allowance for credit losses. However, the underlying credit quality in the portfolio was strong throughout the year, as evidenced by lower net charge-offs and nonperforming loans compared with 2004.
Treasury & Securities Services operating earnings grew significantly in 2005. Revenue growth resulted from business growth and widening spreads on, and growth in, liability balances, all of which benefited from global economic strength and capital market activity. Partially offsetting this growth were lower deposit-related fees due to higher interest rates. Expenses decreased due to lower software impairment charges, partially offset by higher compensation expense resulting from new business growth, the Vastera acquisition completed in April, and by charges taken in the second quarter to terminate a client contract.
Asset & Wealth Management operating earnings benefited from net asset inflows and asset appreciation, both the result of favorable capital markets and improved investment performance, which resulted in an increased level of Assets under management. Results also benefited from the acquisition of a majority interest in Highbridge Capital Management in the fourth quarter of
2004 and growth in deposit and loan balances. Expenses increased due primarily to the acquisition of Highbridge and higher performance-based incentive compensation related to increased revenue.
Corporate segment operating earnings were affected negatively by repositioning of the Treasury Investment portfolio. This decline was offset partially by the gain on the sale of BrownCo of $1.3 billion (pre-tax) and improved Private Equity results.
The Firm had, at year-end, total stockholders’ equity of $107 billion, and a Tier 1 capital ratio of 8.5%. The Firm purchased $3.4 billion, or 93.5 million shares of common stock during the year.
2006 Business outlook
The following forward-looking statements are based upon the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause JPMorgan Chase’s results to differ materially from those set forth in such forward-looking statements.
JPMorgan Chase’s outlook for 2006 should be viewed against the backdrop of the global economy, financial markets and the geopolitical environment, all of which are integrally linked. While the Firm considers outcomes for, and has contingency plans to respond to, stress environments, the basic outlook for 2006 is predicated on the interest rate movements implied in the forward rate curve for U.S. treasuries, the continuation of favorable U.S. and international equity markets and continued expansion of the global economy.
The performance of the Firm’s capital markets and wholesale businesses are affected by overall global economic growth and by financial market movements and activity levels. The Investment Bank enters 2006 with a strong investment banking fee pipeline and continues to focus on new product expansion initiatives, such as commodities and securitized products, which are intended to benefit growth and reduce volatility in trading results over time. Compared with 2005, the Investment Bank anticipates lower credit portfolio revenues due to reduced gains from loan workouts. Asset & Wealth Management anticipates continued growth driven by continued net inflows to Assets under supervision. Treasury & Securities Services and Commercial Banking expect growth due to increased business activity and product sales.
Retail Financial Services anticipates benefiting from the expanded branch network and salesforce, and improved sales productivity and cross-selling in the branches, partially offset by pressure on loan and deposit spreads due to the higher interest rate environment. The acquisition of Collegiate Funding Services is expected to contribute modestly to earnings in 2006.
Card Services anticipates that managed receivables will grow in line with the overall credit card industry, benefiting from marketing initiatives, new partnerships and the acquisition of the Sears Canada credit card business. Revenues and expenses also will reflect the full-year impact of the Paymentech deconsolidation and the acquisition of the Sears Canada credit card business.
The Corporate segment includes Private Equity, Treasury and other corporate support units. The revenue outlook for the Private Equity business is directly related to the strength of the equity markets and the performance of the underlying portfolio investments. If current market conditions persist, the Firm anticipates continued realization of private equity gains in 2006, but results can be volatile from quarter to quarter. It is anticipated that Treasury net interest

26	JPMorgan Chase & Co. / 2005 Annual Report

income will gradually improve and that the net loss in Other Corporate will be reduced as merger savings and other expense reduction initiatives, such as less excess real estate, are realized.
The Provision for credit losses in 2006 is anticipated to be higher than in 2005, primarily driven by a trend toward a more normal level of provisioning for credit losses in the wholesale businesses. The consumer Provision for credit losses in 2006 should reflect generally stable underlying asset quality. However, it is anticipated that the first half of 2006 will experience lower credit card net charge-offs, as the record level of bankruptcy filings in the fourth quarter of 2005 are believed to have included bankruptcy filings that would otherwise have occurred in 2006. The second half of 2006 is expected to include increased credit card delinquencies and net charge-offs as a result of implementation of new FFIEC minimum payment rules.
Firmwide expenses are anticipated to benefit as the run rate of merger savings is expected to reach approximately $2.8 billion by the end of 2006 driven by activities such as the tri-state retail conversion and data center upgrades. Offsetting the merger savings will be continued investment in distribution enhancements and new product offerings; extensive merger integration activities and upgrading of technology; and expenses related to recent acquisitions, such as the Sears Canada credit card business and Collegiate Funding Services.

Consolidated results of operations

The following section provides a comparative discussion of JPMorgan Chase’s consolidated results of operations on a reported basis for the three-year period ended December 31, 2005. Factors that are related primarily to a single business segment are discussed in more detail within that business segment than they are in this consolidated section. For a discussion of the Critical accounting estimates used by the Firm that affect the Consolidated results of operations, see pages 81–83 of this Annual Report.
Revenue

Year ended December 31,(a)
(in millions)	2005	2004	2003

Investment banking fees	$4,088	$3,537	$2,890
Trading revenue	5,860	3,612	4,427
Lending & deposit related fees	3,389	2,672	1,727
Asset management, administration and commissions	10,390	8,165	6,039
Securities/private equity gains	473	1,874	1,479
Mortgage fees and related income	1,054	806	790
Credit card income	6,754	4,840	2,466
Other income	2,694	830	601

Noninterest revenue	34,702	26,336	20,419
Net interest income	19,831	16,761	12,965

Total net revenue	$54,533	$43,097	$33,384

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.
2005 compared with 2004
Total net revenue for 2005 was $54.5 billion, up 27% from 2004, primarily due to the Merger, which affected every revenue category. The increase from the prior year also was affected by a $1.3 billion gain on the sale of BrownCo; higher Trading revenue; and higher Asset management, administration and commissions, which benefited from several new investments and growth in
Assets under management and assets under custody. These increases were offset partly by available-for-sale (“AFS”) securities losses as a result of repositioning of the Firm’s Treasury investment portfolio. The discussions that follow highlight factors other than the Merger that affected the 2005 versus 2004 comparison.
The increase in Investment banking fees reflected continued strength in advisory, equity and debt underwriting, with particular growth in Europe, which benefited from the business partnership with Cazenove. Trading revenue increased from 2004, reflecting strength in fixed income, equities and commodities. For a further discussion of Investment banking fees and Trading revenue, which are primarily recorded in the IB, see the IB segment results on pages 36–38 of this Annual Report.
The higher Lending & deposit-related fees were driven by the Merger; absent the effects of the Merger, the deposit-related fees would have been lower due to rising interest rates. In a higher interest-rate environment, the value of deposit balances to a customer is greater, resulting in a reduction of deposit-related fees. For a further discussion of liability balances (including deposits) see the CB and TSS segment discussions on pages 47–48 and 49–50, respectively, of this Annual Report.
The increase in Asset management, administration and commissions revenue was driven by incremental fees from several new investments, including a majority interest in Highbridge Capital Management, LLC, the business partnership with Cazenove and the acquisition of Vastera. Also contributing to the higher level of revenue was an increase in Assets under management, reflecting net asset inflows, mainly in equity-related products, and global equity market appreciation. In addition, Assets under custody were up due to market value appreciation and new business. Commissions rose as a result of a higher volume of brokerage transactions. For additional information on these fees and commissions, see the segment discussions for IB on pages 36–38, AWM on pages 51–52 and TSS on pages 49–50 of this Annual Report.

JPMorgan Chase & Co. / 2005 Annual Report	27

Management’s discussion and analysis
JPMorgan Chase & Co.

The decline in Securities/private equity gains reflected $1.3 billion of securities losses, as compared with $338 million of gains in 2004. The losses resulted primarily from repositioning the Firm’s Treasury investment portfolio in response to rising interest rates. The securities losses were offset partly by higher private equity gains due to a continuation of favorable capital markets conditions. For a further discussion of Securities/private equity gains, which are recorded primarily in the Firm’s Treasury and Private Equity businesses, see the Corporate segment discussion on pages 53–54 of this Annual Report.
Mortgage fees and related income increased due to improvements in risk management results related to MSR assets. Mortgage fees and related income exclude the impact of NII and AFS securities gains related to home mortgage activities. For a discussion of Mortgage fees and related income, which is recorded primarily in RFS’s Home Finance business, see the segment discussion for RFS on pages 39–44 of this Annual Report.
Credit card income rose as a result of higher interchange income associated with the increase in charge volume. This increase was offset partially by higher volume-driven payments to partners; rewards expense; and the impact of the deconsolidation of Paymentech, which was deconsolidated upon completion of the integration of Chase Merchant Services and the Paymentech merchant processing businesses in 2005. For a further discussion of Credit card income, see CS segment results on pages 45–46 of this Annual Report.
The increase in Other income primarily reflected a $1.3 billion pre-tax gain on the sale of BrownCo to E*TRADE Financial; higher gains from loan workouts and loan sales; and higher revenues as a result of a shift from financing leases to operating leases in the auto business. These gains were offset partly by write-downs on auto loans that were transferred to held-for-sale and a one-time gain in 2004 on the sale of an investment.
Net interest income rose as a result of higher average volume of, and wider spreads on, liability balances. Also contributing to the increase was higher average volume of wholesale and consumer loans, in particular, home equity and credit card loans. These increases were offset partially by narrower spreads on consumer and wholesale loans and on trading assets, as well as reduced Treasury investment portfolio levels. The Firm’s total average interest-earning assets in 2005 were $916 billion, up 23% from the prior year. The net interest yield on these assets, on a fully taxable-equivalent basis, was 2.19%, a decrease of six basis points from the prior year.
2004 compared with 2003
Total net revenues, at $43.1 billion, rose by $9.7 billion, or 29%, primarily due to the Merger, which affected every category of Total net revenue. The discussion that follows highlights factors other than the Merger that affected the 2004 versus 2003 comparison.
The increase in Investment banking fees was driven by significant gains in underwriting and advisory activities as a result of increased global market volumes and market share gains. Trading revenue declined by 18%, primarily due to lower portfolio management results in fixed income and equities.
Lending & deposit related fees were up from 2003 due to the Merger. The rise was offset partially by lower deposit-related fees, as clients paid for services with deposits versus fees due to rising interest rates. Throughout 2004, deposit balances grew in response to rising interest rates.
The increase in Asset management, administration and commissions was driven also by the full-year impact of other acquisitions – such as EFS in January 2004, Bank One’s Corporate Trust business in November 2003 and JPMorgan Retirement Plan Services in June 2003 – as well as the effect of global equity market appreciation, net asset inflows and a better product mix. In addition, a more active market for trading activities in 2004 resulted in higher brokerage commissions.
Securities/private equity gains for 2004 rose from the prior year, primarily fueled by the improvement in the Firm’s private equity investment results. This change was offset by lower securities gains on the Treasury investment portfolio as a result of lower volumes of securities sold, and lower gains realized on sales due to higher interest rates. Additionally, RFS’s Home Finance business reported losses in 2004 on AFS securities, as compared with gains in 2003. For a further discussion of securities gains, see the RFS and Corporate segment discussions on pages 39–44 and 53–54, respectively, of this Annual Report.
Mortgage fees and related income rose as a result of higher servicing revenue; this improvement was offset partially by lower MSR risk management results and prime mortgage production revenue, and by lower gains from sales and securitizations of subprime loans as a result of management’s decision in 2004 to retain these loans. Mortgage fees and related income exclude the impact of NII and securities gains related to home mortgage activities.
Credit card income increased from 2003 as a result of higher customer charge volume, which resulted in increased interchange income, and higher credit card servicing fees associated with an increase of $19.4 billion in average securitized loans. The increases were offset partially by higher volume-driven payments to partners and rewards expense.
The increase in Other income from 2003 reflected gains on leveraged lease transactions, the sale of an investment in 2004 and higher net results from corporate- and bank-owned life insurance policies. These positive factors in 2004 were offset partially by gains on sales of several nonstrategic businesses and real estate properties in 2003.
Net interest income rose from 2003 as growth in volumes of consumer loans and deposits, as well as wider spreads on deposits, contributed to higher net interest income. These positive factors were offset partially by lower wholesale loan balances in the IB and tighter spreads on loans, investment securities and trading assets stemming from the rise in interest rates. The Firm’s total average interest-earning assets for 2004 were $744 billion, up $154 billion from 2003. The net interest yield on these assets, on a fully taxable-equivalent basis, was 2.25% in 2004, an increase of four basis points from the prior year.

28	JPMorgan Chase & Co. / 2005 Annual Report

Provision for credit losses
2005 compared with 2004
The Provision for credit losses was $3.5 billion, an increase of $939 million, or 37%, from 2004, reflecting the full-year impact of the Merger. The wholesale Provision for credit losses was a benefit of $811 million for the year compared with a benefit of $716 million in the prior year, reflecting continued strength in credit quality. The wholesale loan net recovery rate was 0.06% in 2005, an improvement from a net charge-off rate of 0.18% in the prior year. The total consumer Provision for credit losses was $4.3 billion, $1.9 billion higher than the prior year, primarily due to the Merger, higher bankruptcy-related net charge-offs in Card Services and a $350 million special provision for Hurricane Katrina. 2004 included accounting policy conformity adjustments as a result of the Merger. Excluding these items, the consumer portfolio continued to show strength in credit quality.
The Firm had total nonperforming assets of $2.6 billion at December 31, 2005, a decline of $641 million, or 20%, from the 2004 level of $3.2 billion. For further information about the Provision for credit losses and the Firm’s management of credit risk, see the Credit risk management discussion on pages 63–74 of this Annual Report.
2004 compared with 2003
The Provision for credit losses of $2.5 billion was up $1.0 billion, or 65%, compared with 2003. The impact of the Merger and accounting policy conformity charges of $858 million were offset partially by releases in the allowance for credit losses related to the wholesale loan portfolio, primarily due to improved credit quality in the IB, and the sale of the manufactured home loan portfolio in RFS.
Noninterest expense

Year ended December 31,(a)
(in millions)	2005	2004	2003

Compensation expense	$18,255	$14,506	$11,387
Occupancy expense	2,299	2,084	1,912
Technology and communications expense	3,624	3,702	2,844
Professional & outside services	4,224	3,862	2,875
Marketing	1,917	1,335	710
Other expense	3,705	2,859	1,694
Amortization of intangibles	1,525	946	294
Merger costs	722	1,365	—
Litigation reserve charge	2,564	3,700	100

Total noninterest expense	$38,835	$34,359	$21,816

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.
2005 compared with 2004
Noninterest expense was $38.8 billion, up 13% from the prior year, primarily due to the full-year impact of the Merger. Excluding Litigation reserve charges and Merger costs, Noninterest expense would have been $35.5 billion, up 21%. In addition to the Merger, expenses increased as a result of higher performance-based incentives, continued investment spending in the Firm’s businesses and incremental marketing expenses related to launching the new Chase brand, partially offset by merger-related savings and other efficiencies throughout the Firm. Each category of Noninterest expense was affected by the Merger. The discussions that follow highlight factors other than the Merger that affected the 2005 versus 2004 comparison.
Compensation expense rose as a result of higher performance-based incentives; additional headcount due to the insourcing of the Firm’s global technology infrastructure (effective December 31, 2004, when JPMorgan Chase terminated the Firm’s outsourcing agreement with IBM); the impact of several investments, including Cazenove, Highbridge and Vastera; the accelerated vesting of certain employee stock options; and business growth. The effect of the termination of the IBM outsourcing agreement was to shift expenses from Technology and communications expense to Compensation expense. The increase in Compensation expense was offset partially by merger-related savings throughout the Firm. For a detailed discussion of employee stock-based incentives, see Note 7 on pages 100–102 of this Annual Report.
The increase in Occupancy expense was primarily due to the Merger, partially offset by lower charges for excess real estate and a net release of excess property tax accruals, compared with $103 million of charges for excess real estate in 2004.
Technology and communications expense was down only slightly. This reduction reflects the offset of six months of the combined Firm’s results for 2004 against the full-year 2005 impact from termination of the JPMorgan Chase outsourcing agreement with IBM. The reduction in Technology and communications expense due to the outsourcing agreement termination is mostly offset by increases in Compensation expense related to additional headcount and investments in the Firm’s hardware and software infrastructure.
Professional and outside services were higher compared with the prior year as a result of the insourcing of the Firm’s global technology infrastructure, upgrades to the Firm’s systems and technology, and business growth. These expenses were offset partially by expense-management initiatives.
Marketing expense was higher compared with the prior year, primarily as a result of the Merger and the cost of advertising campaigns to launch the new Chase brand.
The increase in Other expense reflected incremental expenses related to investments made in 2005, as well as an increase in operating charges for legal matters. Also contributing to the increase was a $93 million charge taken by TSS to terminate a client contract and a $40 million charge taken by RFS related to the dissolution of a student loan joint venture. These items were offset partially by lower software impairment write-offs, merger-related savings and other efficiencies.
For a discussion of Amortization of intangibles and Merger costs, refer to Note 15 and Note 8 on pages 114–116 and 103, respectively, of this Annual Report.
The 2005 nonoperating Litigation reserve charges that were recorded by the Firm were as follows: a $1.9 billion charge related to the settlement of the Enron class action litigation and for certain other material legal proceedings and a $900 million charge for the settlement costs of the WorldCom class action litigation; these were partially offset by a $208 million insurance recovery related to certain material litigation. In comparison, 2004 included a $3.7 billion nonoperating charge to increase litigation reserves. For a further discussion of litigation, refer to Note 25 on page 123 of this Annual Report.

JPMorgan Chase & Co. / 2005 Annual Report	29

Management’s discussion and analysis
JPMorgan Chase & Co.

2004 compared with 2003
Noninterest expense was $34.4 billion in 2004, up $12.5 billion, or 57%, primarily due to the Merger. Excluding $1.4 billion of Merger costs, and Litigation reserve charges, Noninterest expense would have been $29.3 billion, up 35%. The discussion that follows highlights other factors affecting the 2004 versus 2003 comparison.
Compensation expense was up from 2003, primarily due to strategic investments in the IB and continuing expansion in RFS. These factors were offset partially by ongoing efficiency improvements and merger-related savings throughout the Firm, and by a reduction in pension costs. The decline in pension costs was attributable mainly to the increase in the expected return on plan assets resulting from a discretionary $1.1 billion contribution to the Firm’s pension plan in April 2004, partially offset by changes in actuarial assumptions for 2004 compared with 2003.
The increase in Occupancy expense was offset partly by lower charges for excess real estate, which were $103 million in 2004 compared with $270 million in 2003.
Technology and communications expense was higher than in the prior year as a result of higher costs associated with greater use of outside vendors, primarily IBM, to support the global infrastructure requirements of the Firm. For a further discussion regarding the IBM outsourcing agreement, see the Corporate segment discussion on page 53 of this Annual Report.
Professional & outside services rose due to higher legal costs associated with litigation matters, as well as outside services stemming from recent acquisitions – primarily Electronic Financial Services (“EFS”), and growth in business at TSS and CS.
Marketing expense rose as CS initiated a more robust marketing campaign during 2004.
Other expense was up due to software impairment write-offs of $224 million, primarily in TSS and Corporate, compared with $60 million in 2003; higher operating charges for legal matters; and growth in business volume. These expenses were offset partly by a $57 million settlement related to the Enron surety bond litigation.
For a discussion of Amortization of intangibles and Merger costs, refer to Note 15 and Note 8 on pages 114–116 and 103, respectively.
In June of 2004, JPMorgan Chase recorded a $3.7 billion addition to the Litigation reserve. By comparison, 2003 included a charge of $100 million for Enron-related litigation.
Income tax expense
The Firm’s Income before income tax expense, Income tax expense and effective tax rate were as follows for each of the periods indicated:

Year ended December 31,(a)
(in millions, except rate)	2005	2004	2003

Income before income tax expense	$12,215	$6,194	$10,028
Income tax expense	3,732	1,728	3,309
Effective tax rate	30.6%	27.9%	33.0%

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.
2005 compared with 2004
The increase in the effective tax rate was primarily the result of higher reported pre-tax income combined with changes in the proportion of income subject to federal, state and local taxes. Also contributing to the increase were lower 2005 nonoperating charges and a gain on the sale of BrownCo, which were taxed at marginal tax rates of 38% and 40%, respectively. These increases were offset partially by a tax benefit of $55 million recorded in connection with the repatriation of foreign earnings.
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

30	JPMorgan Chase & Co. / 2005 Annual Report

Explanation and reconciliation of the Firm’s use of non-GAAP financial measures

The Firm prepares its Consolidated financial statements using accounting principles generally accepted in the United States of America (“U.S. GAAP”); these financial statements appear on pages 87–90 of this Annual Report. That presentation, which is referred to as “reported basis,” provides the reader with an understanding of the Firm’s results that can be tracked consistently from year to year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.
In addition to analyzing the Firm’s results on a reported basis, management reviews the Firm’s and the lines’ of business results on an operating basis, which is a non-GAAP financial measure. The Firm’s definition of operating basis starts with the reported U.S. GAAP results. Operating basis excludes: (i) merger costs, (ii) the nonoperating litigation charges taken and insurance recoveries received with respect to certain of the Firm’s material litigation; and (iii) costs related to the conformance of certain accounting policies as a result of the Merger. Management believes these items are not part of the Firm’s normal daily business operations and, therefore, not indicative of trends, as they do not provide meaningful comparisons with other periods. For additional detail on nonoperating litigation charges, see the Glossary of terms on page 134 of this Annual Report.
In addition, the Firm manages its lines of business on an operating basis. In the case of the Investment Bank, noninterest revenue on an operating basis includes, in trading-related revenue, net interest income related to trading activities. Trading activities generate revenues, which are recorded for U.S. GAAP purposes in two line items on the income statement: trading revenue, which includes the mark-to-market gains or losses on trading positions; and net interest income, which includes the interest income or expense related to those positions. The impact of changes in market interest rates will either be recorded in Trading revenue or Net interest income depending on whether the trading position is a cash security or a derivative. Combining both the trading revenue and related net interest income allows management to evaluate the economic results of the Investment Bank’s trading activities, which for GAAP purposes are reported in both Trading revenue and Net interest income. In management’s view, this presentation also facilitates operating comparisons to competitors. For a discussion of trading-related revenue, see the IB on pages 36–38 of this Annual Report.
In the case of Card Services, operating basis is also referred to as “managed basis,” and excludes the impact of credit card securitizations on total net revenue, the provision for credit losses, net charge-offs and loan receivables. This presentation is provided to facilitate operating comparisons to competitors. Through securitization, the Firm transforms a portion of its credit card receivables into securities, which are sold to investors. The credit card receivables are removed from the consolidated balance sheet through the transfer of the receivables to a trust, and the sale of undivided interests to investors that entitle the investors to specific cash flows generated from the credit card receivables. The Firm retains the remaining undivided interests as seller’s interests, which are recorded in Loans on the Consolidated balance sheets. A gain or loss on the sale of credit card receivables to investors is recorded in
Other income. Securitization also affects the Firm’s Consolidated statements of income as interest income, certain fee revenue, recoveries in excess of interest paid to the investors, gross credit losses and other trust expenses related to the securitized receivables are all reclassified into credit card income. For a reconciliation of reported to managed basis of Card Services results, see page 46 of this Annual Report. For information regarding loans and residual interests sold and securitized, see Note 13 on pages 108–111 of this Annual Report. JPMorgan Chase uses the concept of “managed receivables” to evaluate the credit performance and overall financial performance of the underlying credit card loans, both sold and not sold: as the same borrower is continuing to use the credit card for ongoing charges, a borrower’s credit performance will affect both the loan receivables sold under SFAS 140 and those not sold. Thus, in its disclosures regarding managed loan receivables, JPMorgan Chase treats the sold receivables as if they were still on the balance sheet in order to disclose the credit performance (such as net charge-off rates) of the entire managed credit card portfolio. In addition, Card Services operations are funded, operating results are evaluated, and decisions are made about allocating resources such as employees and capital based upon managed financial information.
Finally, commencing with the first quarter of 2005, operating revenue (noninterest revenue and net interest income) for each of the segments and the Firm is presented on a tax-equivalent basis. Accordingly, revenue from tax exempt securities and investments that receive tax credits are presented in the operating results on a basis comparable to taxable securities and investments. This non-GAAP financial measure allows management to assess the comparability of revenues arising from both taxable and tax-exempt sources. The corresponding income tax impact related to these items is recorded within income tax expense. The Corporate sector’s and the Firm’s operating revenue and income tax expense for the periods prior to the first quarter of 2005 have been restated to be similarly presented on a tax-equivalent basis. This restatement had no impact on the Corporate sector’s or the Firm’s operating earnings.
Management uses certain non-GAAP financial measures at the segment level because it believes these non-GAAP financial measures provide information to investors in understanding the underlying operational performance and trends of the particular business segment and facilitate a comparison of the business segment with the performance of competitors.

JPMorgan Chase & Co. / 2005 Annual Report	31

Management’s discussion and analysis
JPMorgan Chase & Co.
The following summary table provides a reconciliation from the firm’s reported GAAP results to operating results:
(Table continues on next page)

Year ended December 31,(a)	2005						2004

(in millions, except	Reported	Credit	Nonoperating		Tax-equivalent	Operating	Reported		Credit	Nonoperating		Tax-equivalent	Operating
per share and ratio data)	results	card(b)	items		adjustments	basis	results		card(b)	items		adjustments	basis

Revenue
Investment banking fees	$4,088	$—	$—		$—	$4,088	$3,537		$—	$—		$—	$3,537
Trading revenue(c)	6,019	—	—		—	6,019	5,562		—	—		—	5,562
Lending & deposit related fees	3,389	—	—		—	3,389	2,672		—	—		—	2,672
Asset management, administration and commissions	10,390	—	—		—	10,390	8,165		—	—		—	8,165
Securities/private equity gains	473	—	—		—	473	1,874		—	—		—	1,874
Mortgage fees and related income	1,054	—	—		—	1,054	806		—	—		—	806
Credit card income	6,754	(2,718)	—		—	4,036	4,840		(2,267)	—		—	2,573
Other income	2,694	—	—		571	3,265	830		(86)	118	(3)	317	1,179

Noninterest revenue(c)	34,861	(2,718)	—		571	32,714	28,286		(2,353)	118		317	26,368

Net interest income(c)	19,672	6,494	—		269	26,435	14,811		5,251	—		6	20,068

Total net revenue	54,533	3,776	—		840	59,149	43,097		2,898	118		323	46,436

Provision for credit losses	3,483	3,776	—		—	7,259	2,544		2,898	(858	)(4)	—	4,584

Noninterest expense
Merger costs	722	—	(722	)(1)	—	—	1,365		—	(1,365	)(1)	—	—
Litigation reserve charge	2,564	—	(2,564	)(2)	—	—	3,700		—	(3,700	)(2)	—	—
All other noninterest expense	35,549	—	—		—	35,549	29,294		—	—		—	29,294

Total noninterest expense	38,835	—	(3,286)		—	35,549	34,359		—	(5,065)		—	29,294

Income before income tax expense	12,215	—	3,286		840	16,341	6,194		—	6,041		323	12,558

Income tax expense	3,732	—	1,248		840	5,820	1,728		—	2,296		323	4,347

Net income	$8,483	$—	$2,038		$—	$10,521	$4,466		$—	$3,745		$—	$8,211

Earnings per share – diluted	$2.38	$—	$0.57		$—	$2.95	$1.55		$—	$1.31		$—	$2.86

Return on common equity	8%	—%	2%		—%	10%	6%		—%	5%		—%	11%

Return on equity less goodwill	14	—	3		—	17	9		—	7		—	16

Return on assets	0.72	NM	NM		NM	0.84	0.46		NM	NM		NM	0.81

Overhead ratio	71	NM	NM		NM	60	80		NM	NM		NM	63

Effective income tax rate	31	NM	38		NM	36	28		NM	38		NM	35

Loans–Period-end	$419,148	$70,527	—		—	$489,675	$402,114		$70,795	—		—	$472,909
Total assets – average	1,185,066	67,180	—		—	1,252,246	962,556	(a)	51,084 (a)	—		—	1,013,640	(a)

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.
(b)	The impact of credit card securitizations affects CS. See pages 45–46 of this Annual Report for further information.
(c)	Trading-related net interest income reclassification

Year ended December 31,(a) (in millions)	2005	2004	2003

Trading revenue – reported (d)	$5,860	$3,612	$4,427
Trading-related NII	159	1,950	2,129

Trading revenue – adjusted (d)	$6,019	$5,562	$6,556

Net interest income – reported	$19,831	$16,761	$12,965
Trading-related NII	(159)	(1,950)	(2,129)

Net interest income – adjusted	$19,672	$14,811	$10,836

(d)	Reflects Trading revenue at the Firm level. The majority of Trading revenue is recorded in the Investment Bank.

32	JPMorgan Chase & Co. / 2005 Annual Report

(Table continued from previous page)

2003
Reported	Credit	Nonoperating	Tax-equivalent	Operating
results	card (b)	items	adjustments	basis

$2,890	$—	$—	$—	$2,890
6,556	—	—	—	6,556

1,727	—	—	—	1,727

6,039	—	—	—	6,039

1,479	—	—	—	1,479

790	—	—	—	790
2,466	(1,379)	—	—	1,087
601	(71)	—	89	619

22,548	(1,450)	—	89	21,187

10,836	3,320	—	44	14,200

33,384	1,870	—	133	35,387

1,540	1,870	—	—	3,410

—	—	—	—	—
100	—	—	—	100

21,716	—	—	—	21,716

21,816	—	—	—	21,816

10,028	—	—	133	10,161
3,309	—	—	133	3,442

$6,719	$—	$—	$—	$6,719

$3.24	$—	$—	$—	$3.24

16%	—%	—%	—%	16%

19	—	—	—	19

0.87	NM	NM	NM	0.83

65	NM	NM	NM	62

33	NM	NM	NM	34

$214,766	$34,856	—	—	$249,622

775,978	32,365	—	—	808,343

Nonoperating Items
The reconciliation of the Firm’s reported results to operating results in the accompanying table sets forth the impact of several nonoperating items incurred by the Firm in 2005 and 2004. These nonoperating items are excluded from Operating earnings, as management believes these items are not part of the Firm’s normal daily business operations and, therefore, not indicative of trends as they do not provide meaningful comparisons with other periods. These items include Merger costs, nonoperating litigation charges and insurance recoveries, and charges to conform accounting policies, each of which is described below:
(1)	Merger costs of $722 million in 2005 and $1.4 billion in 2004 reflect costs associated with the Merger.

(2)	Net nonoperating litigation charges of $2.6 billion and $3.7 billion were taken in 2005 and 2004, respectively.

(3)	Other income in 2004 reflects $118 million of other accounting policy conformity adjustments.

(4)	The Provision for credit losses in 2004 reflects $858 million of accounting policy conformity adjustments, consisting of a $1.4 billion charge related to the decertification of the seller’s interest in credit card securitizations, partially offset by a benefit of $584 million related to conforming wholesale and consumer credit provision methodologies for the combined Firm.

Calculation of Certain GAAP and Non-GAAP Metrics
The table below reflects the formulas used to calculate both the following GAAP and non-GAAP measures:
Return on common equity

Reported	Net income* / Average common equity
Operating	Operating earnings* / Average common equity
Return on equity less goodwill(a)

Reported	Net income* / Average common equity less goodwill
Operating	Operating earnings*/ Average common equity less goodwill
Return on assets

Reported	Net income / Average assets
Operating	Operating earnings / Average managed assets
Overhead ratio

Reported	Total noninterest expense / Total net revenue
Operating	Total noninterest expense / Total net revenue
*	Represents earnings applicable to common stock
(a)	The Firm uses return on equity less goodwill, a non-GAAP financial measure, to evaluate the operating performance of the Firm. The Firm utilizes this measure to facilitate operating comparisons to competitors.

JPMorgan Chase & Co. / 2005 Annual Report	33

Management’s discussion and analysis
JPMorgan Chase & Co.
Business segment results

The Firm is managed on a line-of-business basis. The business segment financial results presented reflect the current organization of JPMorgan Chase. There are six major business segments: the Investment Bank, Retail Financial Services, Card Services, Commercial Banking, Treasury & Securities Services and Asset & Wealth Management, as well as a Corporate segment. The segments are based upon the products and services provided, or the type of customer served, and reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on an operating basis.

In connection with the Merger, business segment reporting was realigned to reflect the new business structure of the combined Firm. Treasury was transferred from the IB into Corporate. The segment formerly known as Chase Financial Services had been comprised of Chase Home Finance, Chase Cardmember Services, Chase Auto Finance, Chase Regional Banking and Chase Middle Market; as a result of the Merger, this segment is now called Retail Financial Services and is comprised of Home Finance, Auto & Education Finance, Consumer & Small Business Banking and Insurance. Chase Cardmember Services is now its own segment called Card Services, and Chase Middle Market moved into Commercial Banking. Investment Management & Private Banking was renamed Asset & Wealth Management. JPMorgan Partners, which formerly was a stand-alone business segment, was moved into
Corporate. Corporate currently comprises Private Equity (JPMorgan Partners and ONE Equity Partners) and Treasury, and the corporate support areas, which include Central Technology and Operations, Audit, Executive Office, Finance, Human Resources, Marketing & Communications, Office of the General Counsel, Corporate Real Estate and General Services, Risk Management, and Strategy and Development. Beginning January 1, 2006, TSS will report results for two divisions: TS and WSS. WSS was formed by consolidating IS and ITS.
Segment results for periods prior to July 1, 2004, reflect heritage JPMorgan Chase-only results and have been restated to reflect the current business segment organization and reporting classifications.

Segment results – Operating basis(a)(b)
(Table continues on next page)

Year ended December 31,	Total net revenue			Noninterest expense
(in millions, except ratios)	2005	2004	Change	2005	2004	Change

Investment Bank	$14,578	$12,605	16%	$9,739	$8,696	12%
Retail Financial Services	14,830	10,791	37	8,585	6,825	26
Card Services	15,366	10,745	43	4,999	3,883	29
Commercial Banking	3,596	2,374	51	1,872	1,343	39
Treasury & Securities Services	6,241	4,857	28	4,470	4,113	9
Asset & Wealth Management	5,664	4,179	36	3,860	3,133	23
Corporate	(1,126)	885	NM	2,024	1,301	56

Total	$59,149	$46,436	27%	$35,549	$29,294	21%

(a)	Represents reported results on a tax-equivalent basis and excludes the impact of credit card securitizations; Merger costs, litigation reserve charges and insurance recoveries deemed nonoperating; and accounting policy conformity adjustments related to the Merger.

(b)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

(c)	As a result of the Merger, new capital allocation methodologies were implemented during the third quarter of 2004. The capital allocated to each line of business considers several factors: stand-alone peer comparables, economic risk measures and regulatory capital requirements. In addition, effective with the third quarter of 2004, goodwill, as well as the associated capital, is only allocated to the Corporate line of business. Prior periods have not been revised to reflect these new methodologies and are not comparable to the presentation beginning in the third quarter of 2004.

34	JPMorgan Chase & Co. / 2005 Annual Report

Description of business segment reporting methodology
Results of the business segments are intended to reflect each segment as if it were essentially a stand-alone business. The management reporting process that derives these results allocates income and expense using market-based methodologies. Effective with the Merger on July 1, 2004, several of the allocation methodologies were revised, as noted below. As prior periods have not been revised to reflect these new methodologies, they are not comparable to the presentation of periods beginning with the third quarter of 2004. Further, the Firm continues to assess the assumptions, methodologies and reporting reclassifications used for segment reporting, and further refinements may be implemented in future periods.
Revenue sharing
When business segments join efforts to sell products and services to the Firm’s clients, the participating business segments agree to share revenues from those transactions. These revenue-sharing agreements were revised on the Merger date to provide consistency across the lines of business.
Funds transfer pricing
Funds transfer pricing (“FTP”) is used to allocate interest income and expense to each business and transfer the primary interest rate risk exposures to Corporate. The allocation process is unique to each business and considers the interest rate risk, liquidity risk and regulatory requirements of its stand-alone peers. Business segments may retain certain interest rate exposures, subject to management approval, that would be expected in the normal operation of a similar peer business. In the third quarter of 2004, FTP was revised to conform the policies of the combined firms.
Expense allocation
Where business segments use services provided by support units within the Firm, the costs of those support units are allocated to the business segments. Those expenses are allocated based upon their actual cost, or the lower of actual cost or market cost, as well as upon usage of the services provided. Effective with the third quarter of 2004, the cost allocation methodologies of the heritage firms were aligned to provide consistency across the business segments. In addition, expenses related to certain corporate functions, technology and operations ceased to be allocated to the business segments and are retained in Corporate. These retained expenses include parent company costs that would not be incurred if the segments were stand-alone businesses; adjustments to align certain corporate staff, technology and operations allocations with market prices; and other one-time items not aligned with the business segments. During 2005, the Firm refined cost allocation methodologies related to certain corporate functions, technology and operations expenses in order to improve transparency, consistency and accountability with regard to costs allocated across business segments. Prior periods have not been revised to reflect these new cost allocation methodologies.
Capital allocation
Each business segment is allocated capital by taking into consideration stand-alone peer comparisons, economic risk measures and regulatory capital requirements. The amount of capital assigned to each business is referred to as equity. At the time of the Merger, goodwill, as well as the associated capital, was allocated solely to Corporate. Effective January 2006, the Firm expects to refine its methodology for allocating capital to the business segments to include any goodwill associated with line of business-directed acquisitions since the Merger. U.S. GAAP requires the allocation of goodwill to the business segments for impairment testing (see Critical accounting estimates used by the Firm and Note 15 on pages 81–83 and 114–116, respectively, of this Annual Report). See the Capital management section on page 56 of this Annual Report for a discussion of the equity framework.
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
Tax-equivalent adjustments
Segment and Firm results reflect revenues on a tax-equivalent basis for segment reporting purposes. Refer to Explanation and reconciliation of the Firm’s non-GAAP financial measures on page 31 of this Annual Report for additional details.

Segment results – Operating basis(a)(b)
(Table continued from previous page)

Year ended December 31,	Operating earnings			Return on common equity – goodwill(c)
(in millions, except ratios)	2005	2004	Change	2005	2004

Investment Bank	$3,658	$2,948	24%	18%	17%
Retail Financial Services	3,427	2,199	56	26	24
Card Services	1,907	1,274	50	16	17
Commercial Banking	1,007	608	66	30	29
Treasury & Securities Services	1,037	440	136	55	17
Asset & Wealth Management	1,216	681	79	51	17
Corporate	(1,731)	61	NM	NM	NM

Total	$10,521	$8,211	28%	17%	16%

JPMorgan Chase & Co. / 2005 Annual Report	35

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
Selected income statement data

Year ended December 31,(a)
(in millions, except ratios)	2005	2004	2003

Revenue
Investment banking fees:
Advisory	$1,263	$938	$640
Equity underwriting	864	781	699
Debt underwriting	1,969	1,853	1,532

Total investment banking fees	4,096	3,572	2,871
Trading-related revenue:
Fixed income and other	5,673	5,008	6,016
Equities	350	427	556
Credit portfolio	116	6	(186)

Total trading-related revenue(b)	6,139	5,441	6,386
Lending & deposit related fees	594	539	440
Asset management, administration and commissions	1,724	1,400	1,217
Other income	615	328	103

Noninterest revenue	13,168	11,280	11,017
Net interest income(b)	1,410	1,325	1,667

Total net revenue(c)	14,578	12,605	12,684
Provision for credit losses	(838)	(640)	(181)
Credit reimbursement from (to) TSS(d)	154	90	(36)
Noninterest expense
Compensation expense	5,785	4,893	4,462
Noncompensation expense	3,954	3,803	3,840

Total noninterest expense	9,739	8,696	8,302

Operating earnings before income tax expense	5,831	4,639	4,527
Income tax expense	2,173	1,691	1,722

Operating earnings	$3,658	$2,948	$2,805

Financial ratios
ROE	18%	17%	15%
ROA	0.61	0.62	0.64
Overhead ratio	67	69	65
Compensation expense as % of total net revenue	40	39	35

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.

(b)	Trading revenue, on a reported basis, excludes the impact of Net interest income related to IB’s trading activities; this income is recorded in Net interest income. However, in this presentation, to assess the profitability of IB’s trading business, the Firm combines these revenues for segment reporting purposes. The amount reclassified from Net interest income to Trading revenue was $0.2 billion, $1.9 billion and $2.1 billion for 2005, 2004 and 2003, respectively. The decline from prior years is due to tightening spreads as short-term funding rates have risen sharply and also, to a lesser extent, increased funding costs from growth in noninterest-bearing trading assets.

(c)	Total net revenue includes tax-equivalent adjustments, primarily due to tax-exempt income from municipal bond investments and income tax credits related to affordable housing investments, of $752 million, $274 million and $117 million for 2005, 2004 and 2003, respectively.

(d)	TSS is charged a credit reimbursement related to certain exposures managed within the IB credit portfolio on behalf of clients shared with TSS. For a further discussion, see Credit reimbursement on page 35 of this Annual Report.

The following table provides the IB’s total net revenue by business segment:

Year ended December 31,(a)
(in millions)	2005	2004	2003

Revenue by business
Investment banking fees	$4,096	$3,572	$2,871
Fixed income markets	7,242	6,314	6,987
Equities markets	1,799	1,491	1,406
Credit portfolio	1,441	1,228	1,420

Total net revenue	$14,578	$12,605	$12,684

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.
2005 compared with 2004
Operating earnings of $3.7 billion were up 24%, or $710 million, from the prior year. The increase was driven by the Merger, higher revenues and an increased benefit from the Provision for credit losses. These factors were partially offset by higher compensation expense. Return on equity was 18%.
Net revenue of $14.6 billion was up $2.0 billion, or 16%, over the prior year, representing the IB’s highest annual revenue since 2000, driven by strong Fixed Income and Equity Markets and Investment banking fees. Investment banking fees of $4.1 billion increased 15% from the prior year driven by strong growth in advisory fees resulting in part from the Cazenove business partnership. Advisory revenues of $1.3 billion were up 35% from the prior year, reflecting higher market volumes. Debt underwriting revenues of $2.0 billion increased by 6% driven by strong loan syndication fees. Equity underwriting fees of $864 million were up 11% from the prior year driven by improved market share. Fixed Income Markets revenue of $7.2 billion increased 15%, or $928 million, driven by stronger, although volatile, trading results across commodities, emerging markets, rate markets and currencies. Equities Markets revenues increased 21% to $1.8 billion, primarily due to increased commissions, which were offset partially by lower trading results, which also experienced a high level of volatility. Credit Portfolio revenues were $1.4 billion, up $213 million from the prior year due to higher gains from loan workouts and sales as well as higher trading revenue from credit risk management activities.
The Provision for credit losses was a benefit of $838 million compared with a benefit of $640 million in 2004. The increased benefit was due primarily to the improvement in the credit quality of the loan portfolio and reflected net recoveries. Nonperforming assets of $645 million decreased by 46% since the end of 2004.
Noninterest expense increased 12% to $9.7 billion, largely reflecting higher performance-based incentive compensation related to growth in revenue. Noncompensation expense was up 4% from the prior year primarily due to the impact of the Cazenove business partnership, while the overhead ratio declined to 67% for 2005, from 69% in 2004.
2004 compared with 2003
In 2004, Operating earnings of $2.9 billion were up 5% from the prior year. Increases in Investment banking fees, the improvement in the Provision for credit losses and the impact of the Merger were partially offset by decreases in trading revenues and net interest income. Return on equity was 17% for 2004.
Total net revenue of $12.6 billion was relatively flat from the prior year, primarily due to lower Fixed income markets revenues and Credit portfolio revenues, offset by increases in Investment banking fees and the impact of the Merger. The decline in revenue from Fixed income markets was driven by weaker portfolio management trading results, mainly in the interest rate markets business. Credit portfolio revenues were down due to lower net interest income,

36	JPMorgan Chase & Co. / 2005 Annual Report

primarily driven by lower loan balances; these factors were partially offset by higher trading revenue due to more severe credit spread tightening in 2003 relative to 2004. Investment banking fees increased by 24% over the prior year, driven by significant gains in advisory and debt underwriting. The advisory gains were a result of increased global market volumes and market share, while the higher underwriting fees were due to stronger client activity.
The Provision for credit losses was a benefit of $640 million, compared with a benefit of $181 million in 2003. The improvement in the provision was the result of a $633 million decline in net charge-offs, partially offset by lower reductions in the allowance for credit losses in 2004 relative to 2003.
For the year ended December 31, 2004, Noninterest expense was up 5% from the prior year. The increase from 2003 was driven by higher Compensation expense, resulting from strategic investments and the impact of the Merger.
Selected metrics

Year ended December 31,(a)
(in millions, except headcount and ratio data)	2005	2004	2003

Revenue by region
Americas	$8,223	$6,870	$7,250
Europe/Middle East/Africa	4,627	4,082	4,331
Asia/Pacific	1,728	1,653	1,103

Total net revenue	$14,578	$12,605	$12,684

Selected average balances
Total assets	$598,118	$473,121	$436,488
Trading assets–debt and equity instruments	231,303	173,086	156,408
Trading assets–derivatives receivables	55,239	58,735	83,361
Loans:
Loans retained(b)	42,918	36,494	40,240
Loans held-for-sale(c)	12,014	6,124	4,797

Total loans	54,932	42,618	45,037
Adjusted assets(d)	455,277	393,646	370,776
Equity(e)	20,000	17,290	18,350

Headcount	19,769	17,478	14,691

Credit data and quality statistics
Net charge-offs (recoveries)	$(126)	$47	$680
Nonperforming assets:
Nonperforming loans(f)	594	954	1,708
Other nonperforming assets	51	242	370
Allowance for loan losses	907	1,547	1,055
Allowance for lending related commitments	226	305	242

Net charge-off (recovery) rate(c)	(0.29)%	0.13%	1.69%
Allowance for loan losses to average loans(c)	2.11	4.24	2.56
Allowance for loan losses to nonperforming loans(f)	187	163	63
Nonperforming loans to average loans	1.08	2.24	3.79
Market risk–average trading and credit portfolio VAR(g)(h)(i)
Trading activities:
Fixed income(g)	$67	$74	$61
Foreign exchange	23	17	17
Equities	34	28	18
Commodities and other	21	9	8
Diversification(i)	(59)	(43)	(39)

Total trading VAR	86	85	65
Credit portfolio VAR(h)	14	14	18
Diversification(i)	(12)	(9)	(14)

Total trading and credit portfolio VAR	$88	$90	$69

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.

(b)	Loans retained include Credit Portfolio, Conduit loans, leverage leases, bridge loans for underwriting and other accrual loans.

(c)	Loans held-for-sale, which include warehouse loans held as part of the IB’s mortgage-backed, asset-backed and other securitization businesses, are excluded from Total loans for the allowance coverage ratio and net charge-off rate.

(d)	Adjusted assets, a non-GAAP financial measure, equals total average assets minus (1) securities purchased under resale agreements and securities borrowed less securities sold, not yet purchased; (2) assets of variable interest entities (VIEs) consolidated under FIN 46R; (3) cash and securities segregated and on deposit for regulatory and other purposes; and (4) goodwill and intangibles. The amount of adjusted assets is presented to assist the reader in comparing the IB’s asset and capital levels to other investment banks in the securities industry. Asset-to-equity leverage ratios are commonly used as one measure to assess a company’s capital adequacy. The IB believes an adjusted asset amount, which excludes certain assets considered to have a low risk profile, provides a more meaningful measure of balance sheet leverage in the securities industry.

(e)	Equity includes $15.0 billion, $15.0 billion and $14.6 billion of economic risk capital assigned to the IB for the years ended 2005, 2004 and 2003 respectively.

(f)	Nonperforming loans include loans held-for-sale of $109 million, $2 million and $30 million as of December 31, 2005, 2004 and 2003, respectively. These amounts are not included in the allowance coverage ratios.

(g)	Includes all fixed income mark-to-market trading activities, plus available-for-sale securities held for proprietary purposes.

(h)	Includes VAR on derivative credit valuation adjustments, credit valuation adjustment hedges and mark-to-market hedges of the accrual loan portfolio, which are all reported in Trading revenue. This VAR does not include the accrual loan portfolio, which is not marked to market.
(i)	Average VARs are less than the sum of the VARs of its market risk components, due to risk offsets resulting from portfolio diversification. The diversification effect reflects the fact that the risks are not perfectly correlated. The risk of a portfolio of positions is therefore usually less than the sum of the risks of the positions themselves.
According to Thomson Financial, in 2005, the Firm improved its ranking in U.S. Debt, Equity and Equity-related from #5 in 2004 to #4 and in U.S. Equity and Equity-related from #6 in 2004 to #5. The Firm maintained its #3 position in Global Announced M&A with 24% market share and its #1 position in Global Syndicated Loans. The Firm maintained its #2 ranking in U.S. Long-Term Debt, but dropped from #2 to #4 in Global Long-Term Debt.
According to Dealogic, the Firm was ranked #2 in Investment Banking fees generated during 2005.
Market shares and rankings(a)

	2005		2004		2003
	Market		Market		Market
December 31,	Share	Rankings	Share	Rankings	Share	Rankings

Global debt, equity and equity-related	6%	#4	7%	#3	8%	#3
Global syndicated loans	16	#1	19	#1	20	#1
Global long-term debt	6	#4	7	#2	8	#2
Global equity and equity-related	7	#6	6	#6	8	#4
Global announced M&A	24	#3	24	#3	16	#4
U.S. debt, equity and equity-related	8	#4	8	#5	9	#3
U.S. syndicated loans	28	#1	32	#1	34	#1
U.S. long-term debt	11	#2	12	#2	12	#2
U.S. equity and equity-related	9	#5	8	#6	11	#4
U.S. announced M&A	24	#3	31	#2	14	#7

(a)	Source: Thomson Financial Securities data. Global announced M&A is based on rank value; all other rankings are based upon proceeds, with full credit to each book manager/equal if joint. Because of joint assignments, market share of all participants will add up to more than 100%. The market share and rankings for the years ended December 31, 2004 and 2003 are presented on a combined basis, as if the merger of JPMorgan Chase and Bank One had been in effect during the periods.

JPMorgan Chase & Co. / 2005 Annual Report	37

Management’s discussion and analysis
JPMorgan Chase & Co.
Composition of revenue

				Asset
Year ended		Trading-	Lending &	management,
December 31,(a)	Investment	related	deposit	administration	Other	Net interest	Total net
(in millions)	banking fees	revenue	related fees	and commissions	income	income	revenue

2005
Investment banking fees	$4,096	$—	$—	$—	$—	$—	$4,096
Fixed income markets	—	5,673	251	219	365	734	7,242
Equities markets	—	350	—	1,462	(88)	75	1,799
Credit portfolio	—	116	343	43	338	601	1,441

Total	$4,096	$6,139	$594	$1,724	$615	$1,410	$14,578

2004
Investment banking fees	$3,572	$—	$—	$—	$—	$—	$3,572
Fixed income markets	—	5,008	191	287	304	524	6,314
Equities markets	—	427	—	1,076	(95)	83	1,491
Credit portfolio	—	6	348	37	119	718	1,228

Total	$3,572	$5,441	$539	$1,400	$328	$1,325	$12,605

2003
Investment banking fees	$2,871	$—	$—	$—	$—	$—	$2,871
Fixed income markets	—	6,016	107	331	84	449	6,987
Equities markets	—	556	—	851	(85)	84	1,406
Credit portfolio	—	(186)	333	35	104	1,134	1,420

Total	$2,871	$6,386	$440	$1,217	$103	$1,667	$12,684

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.

IB revenues comprise the following:
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
Credit portfolio revenue includes Net interest income, fees and loan sale activity, as well as gains or losses on securities received as part of a loan restructuring, for IB’s credit portfolio. Credit portfolio revenue also includes the results of risk management related to the Firm’s lending and derivative activities, and changes in the credit valuation adjustment (“CVA”), which is the component of the fair value of a derivative that reflects the credit quality of the counterparty. See pages 69–70 of the Credit risk management section of this Annual Report for a further discussion.

38	JPMorgan Chase & Co. / 2005 Annual Report

Retail Financial Services

RFS includes Home Finance, Consumer & Small Business Banking, Auto & Education Finance and Insurance. Through this group of businesses, the Firm provides consumers and small businesses with a broad range of financial products and services including deposits, investments, loans and insurance. Home Finance is a leading provider of consumer real estate loan products and is one of the largest originators and servicers of home mortgages. Consumer & Small Business Banking offers one of the largest branch networks in the United States, covering 17 states with 2,641 branches and 7,312 automated teller machines (“ATMs”). Auto & Education Finance is the largest noncaptive originator of automobile loans as well as a top provider of loans for college students. Through its Insurance operations, the Firm sells and underwrites an extensive range of financial protection products and investment alternatives, including life insurance, annuities and debt protection products.
Selected income statement data

Year ended December 31,(a)
(in millions, except ratios)	2005	2004	2003

Revenue
Lending & deposit related fees	$1,452	$1,013	$486
Asset management, administration and commissions	1,498	1,020	459
Securities / private equity gains (losses)	9	(83)	381
Mortgage fees and related income	1,104	866	803
Credit card income	426	230	107
Other income	136	31	(28)

Noninterest revenue	4,625	3,077	2,208
Net interest income	10,205	7,714	5,220

Total net revenue	14,830	10,791	7,428

Provision for credit losses(b)	724	449	521

Noninterest expense
Compensation expense	3,337	2,621	1,695
Noncompensation expense	4,748	3,937	2,773
Amortization of intangibles	500	267	3

Total noninterest expense	8,585	6,825	4,471

Operating earnings before income tax expense	5,521	3,517	2,436
Income tax expense	2,094	1,318	889

Operating earnings	$3,427	$2,199	$1,547

Financial ratios
ROE	26%	24%	37%
ROA	1.51	1.18	1.05
Overhead ratio	58	63	60

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.

(b)	2005 includes a $250 million special provision related to Hurricane Katrina allocated as follows: $140 million in Consumer Real Estate Lending, $90 million in Consumer & Small Business Banking and $20 million in Auto & Education Finance.
2005 compared with 2004
Operating earnings were $3.4 billion, up $1.2 billion from the prior year. The increase was due largely to the Merger but also reflected increased deposit balances and wider spreads, higher home equity and subprime mortgage balances, and expense savings in all businesses. These benefits were partially offset by narrower spreads on retained loan portfolios, the special provision for Hurricane Katrina and net losses associated with portfolio loan sales in the Home Finance and Auto businesses.
Net revenue increased to $14.8 billion, up $4.0 billion, or 37%, due primarily to the Merger. Net interest income of $10.2 billion increased by $2.5 billion as a result of the Merger, increased deposit balances and wider spreads, and growth in retained consumer real estate loans. These benefits were offset partially by narrower spreads on loan balances and the absence of loan portfolios sold in late 2004 and early 2005. Noninterest revenue of $4.6 billion increased by $1.5 billion due to the Merger, improved MSR risk management results, higher automobile operating lease income and increased banking fees. These benefits were offset in part by losses on portfolio loan sales in the Home Finance and Auto businesses.
The Provision for credit losses totaled $724 million, up $275 million, or 61%, from 2004. Results included a special provision in 2005 for Hurricane Katrina of $250 million and a release in 2004 of $87 million in the Allowance for loan losses related to the sale of the manufactured home loan portfolio. Excluding these items, the Provision for credit losses would have been down $62 million, or 12%. The decline reflected reductions in the Allowance for loan losses due to improved credit trends in most consumer lending portfolios and the benefit of certain portfolios in run-off. These reductions were partially offset by the Merger and higher provision expense related to the decision to retain subprime mortgage loans.
Noninterest expense rose to $8.6 billion, an increase of $1.8 billion from the prior year, due primarily to the Merger. The increase also reflected continued investment in retail banking distribution and sales, increased depreciation expense on owned automobiles subject to operating leases and a $40 million charge related to the dissolution of a student loan joint venture. Expense savings across all businesses provided a favorable offset.
2004 compared with 2003
Operating earnings were $2.2 billion, up from $1.5 billion a year ago. The increase was due largely to the Merger. Excluding the benefit of the Merger, earnings declined as lower MSR risk management results and reduced prime mortgage production revenue offset the benefits of growth in loan balances, wider spreads on deposit products and improvement in credit costs.
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
The Provision for credit losses was down 14% to $449 million despite the impact of the Merger. The effect of the Merger was offset by a reduction in the Allowance for loan losses resulting from the sale of the manufactured home loan portfolio, and continued positive credit quality trends in the consumer lending businesses.
Noninterest expense totaled $6.8 billion, up 53% from the prior year, primarily due to the Merger and continued investment to expand the branch network. Partially offsetting the increase were merger-related expense savings in all businesses.

JPMorgan Chase & Co. / 2005 Annual Report	39

Management’s discussion and analysis
JPMorgan Chase & Co.

Selected metrics

Year ended December 31,(a)
(in millions, except headcount and ratios)	2005	2004	2003

Selected ending balances
Total assets	$224,801	$226,560	$139,316
Loans(b)	197,299	202,473	121,921
Core deposits(c)	161,666	156,885	75,850
Total deposits	191,415	182,372	86,162

Selected average balances
Total assets	$226,368	$185,928	$147,435
Loans(d)	198,153	162,768	120,750
Core deposits(c)	160,641	120,758	80,116
Total deposits	186,811	137,404	89,793
Equity	13,383	9,092	4,220

Headcount	60,998	59,632	32,278

Credit data and quality statistics
Net charge-offs(e)	$572	$990	$381
Nonperforming loans(f)	1,338	1,161	569
Nonperforming assets	1,518	1,385	775
Allowance for loan losses	1,363	1,228	1,094

Net charge-off rate(d)	0.31%	0.67%	0.40%
Allowance for loan losses to ending loans(b)	0.75	0.67	1.04
Allowance for loan losses to nonperforming loans(f)	104	107	209
Nonperforming loans to total loans	0.68	0.57	0.47

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.

(b)	Includes loans held for sale of $16,598 million, $18,022 million and $17,105 million at December 31, 2005, 2004 and 2003, respectively. These amounts are not included in the allowance coverage ratios.

(c)	Includes demand and savings deposits.

(d)	Average loans include loans held for sale of $15,675 million, $14,736 million and $25,293 million for 2005, 2004 and 2003, respectively. These amounts are not included in the net charge-off rate.

(e)	Includes $406 million of charge-offs related to the manufactured home loan portfolio in 2004.

(f)	Nonperforming loans include loans held for sale of $27 million, $13 million and $45 million at December 31, 2005, 2004 and 2003, respectively. These amounts are not included in the allowance coverage ratios.
Home Finance
Home Finance is comprised of two key business segments: Prime Production & Servicing and Consumer Real Estate Lending. The Prime Production & Servicing segment includes the operating results associated with the origination, sale and servicing of prime mortgages. Consumer Real Estate Lending reflects the operating results of consumer loans that are secured by real estate, retained by the Firm and held in the portfolio. This portfolio includes prime and subprime first mortgages, home equity lines and loans, and manufactured home loans. The Firm stopped originating manufactured home loans early in 2004 and sold substantially all of its remaining portfolio in 2004.
Selected income statement data by business

Year ended December 31,(a)
(in millions)	2005	2004	2003

Prime production and servicing
Production	$692	$728	$1,339
Servicing:
Mortgage servicing revenue, net of amortization	635	651	453
MSR risk management results(b)	283	113	784

Total net revenue	1,610	1,492	2,576
Noninterest expense	943	1,115	1,124
Operating earnings	422	240	918

Consumer real estate lending
Total net revenue	2,704	2,376	1,473
Provision for credit losses	298	74	240
Noninterest expense	940	922	606
Operating earnings	935	881	414

Total Home Finance
Total net revenue	4,314	3,868	4,049
Provision for credit losses	298	74	240
Noninterest expense	1,883	2,037	1,730
Operating earnings	1,357	1,121	1,332

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.

(b)	For additional information, see page 42 of this Annual Report.
2005 compared with 2004
Operating earnings were $1.4 billion, up $236 million from the prior year, primarily due to the Merger, higher loan balances, reduced expenses and improved MSR risk management results.
Operating earnings for the Prime Production & Servicing segment totaled $422 million, up $182 million from the prior year. Net revenue of $1.6 billion increased by $118 million, reflecting improved MSR risk management results. The increase in MSR risk management results was due in part to the absence of prior-year securities losses on repositioning of the risk management asset. Decreased mortgage production revenue attributable to lower volume partially offset this benefit. Noninterest expense of $943 million decreased by $172 million, reflecting lower production volume and operating efficiencies.
Operating earnings for the Consumer Real Estate Lending segment increased by $54 million to $935 million. The current year included a loss of $120 million associated with the transfer of $3.3 billion of mortgage loans to held-for-sale, and a $140 million special provision related to Hurricane Katrina. Prior-year results included a $95 million net benefit associated with the sale of a $4.0 billion manufactured home loan portfolio and a $52 million charge related to a transfer of adjustable rate mortgage loans to held-for-sale. Excluding the after-tax impact of these items, earnings would have been up $242 million, reflecting the Merger, higher loan balances and lower expenses, partially offset by loan spread compression due to rising short-term interest rates and a flat yield curve, which contributed to accelerated home equity loan payoffs.
Home Finance uses a combination of derivatives, AFS securities and trading securities to manage changes in the fair value of the MSR asset. These risk management activities are intended to protect the economic value of the MSR asset by providing offsetting changes in the fair value of the related risk management instruments. The type and amount of instruments used in this risk management activity change over time as market conditions and approach dictate.

40	JPMorgan Chase & Co. / 2005 Annual Report

During 2005, positive MSR valuation adjustments of $777 million were partially offset by losses of $494 million on risk management instruments, including net interest earned on AFS securities. In 2004, negative MSR valuation adjustments of $248 million were more than offset by $361 million of aggregate risk management gains, including net interest earned on AFS securities. Unrealized losses on AFS securities were $174 million, $3 million and $144 million at December 31, 2005, 2004 and 2003, respectively. For a further discussion of MSRs, see Critical accounting estimates on page 83 and Note 15 on pages 114–116 of this Annual Report.
2004 compared with 2003
Operating earnings in the Prime Production & Servicing segment dropped to $240 million from $918 million in the prior year. Results reflected a decrease in prime mortgage production revenue, to $728 million from $1.3 billion, due to a decline in mortgage originations. Operating earnings were also adversely affected by a drop in MSR risk management revenue, to $113 million from $784 million in the prior year. Results in 2004 included realized losses of $89 million on the sale of AFS securities associated with the risk management of the MSR asset, compared with securities gains of $359 million in the prior year. Noninterest expense was relatively flat at $1.1 billion.
Operating earnings for the Consumer Real Estate Lending segment more than doubled to $881 million from $414 million in the prior year. The increase was largely due to the addition of the Bank One home equity lending business but also reflected growth in retained loan balances and a $95 million net benefit associated with the sale of the $4 billion manufactured home loan portfolio; partially offsetting these increases were lower subprime mortgage securitization gains as a result of management’s decision in 2004 to retain these loans. These factors contributed to total net revenue rising 61% to $2.4 billion. The provision for credit losses, at $74 million, decreased by 69% from a year ago. This improvement was the result of an $87 million reduction in the allowance for loan losses associated with the manufactured home loan portfolio sale, improved credit quality and lower delinquencies, partially offset by the Merger. Noninterest expense totaled $922 million, up 52% from the year-ago period, largely due to the Merger.

Home Finance’s origination channels are comprised of the following:
Retail – Borrowers who are buying or refinancing a home are directly contacted by a mortgage banker employed by the Firm using a branch office, the Internet or by phone. Borrowers are frequently referred to a mortgage banker by real estate brokers, home builders or other third parties.
Wholesale – A third-party mortgage broker refers loan applications to a mortgage banker at the Firm. Brokers are independent loan originators that specialize in finding and counseling borrowers but do not provide funding for loans.
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
Selected metrics

Year ended December 31,(a)
(in millions, except ratios and
where otherwise noted)	2005	2004	2003

Origination volume by channel (in billions)
Retail	$83.9	$74.2	$90.8
Wholesale	50.4	48.5	65.6
Correspondent	14.0	22.8	44.5
Correspondent negotiated transactions	34.5	41.5	83.3

Total	182.8	187.0	284.2
Origination volume by business (in billions)
Mortgage	$128.7	$144.6	$259.5
Home equity	54.1	42.4	24.7

Total	182.8	187.0	284.2

Business metrics (in billions)
Third-party mortgage loans serviced (ending)(b)	$467.5	$430.9	$393.7
MSR net carrying value (ending)	6.5	5.1	4.8
End-of-period loans owned
Mortgage loans held-for-sale	13.7	14.2	15.9
Mortgage loans retained	43.0	42.6	34.5
Home equity and other loans	76.8	67.9	24.1

Total end of period loans owned	133.5	124.7	74.5
Average loans owned
Mortgage loans held-for-sale	12.1	12.1	23.5
Mortgage loans retained	46.4	40.7	32.0
Home equity and other loans	70.2	47.0	19.4

Total average loans owned	128.7	99.8	74.9
Overhead ratio	44%	53%	43%

Credit data and quality statistics
30+ day delinquency rate(c)	1.61%	1.27%	1.81%
Net charge-offs
Mortgage	$25	$19	$26
Home equity and other loans(d)	129	554	109

Total net charge-offs	154	573	135
Net charge-off rate
Mortgage	0.05%	0.05%	0.08%
Home equity and other loans	0.18	1.18	0.56
Total net charge-off rate(e)	0.13	0.65	0.26
Nonperforming assets(f)	$998	$844	$546

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.

(b)	Includes prime first mortgage loans and subprime loans.

(c)	Excludes delinquencies related to loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by government agencies of $0.9 billion, $0.9 billion and $0.1 billion, for December 31, 2005, 2004 and 2003, respectively. These amounts are excluded as reimbursement is proceeding normally.

(d)	Includes $406 million of charge-offs related to the manufactured home loan portfolio in 2004.

(e)	Excludes mortgage loans held for sale.

(f)	Excludes nonperforming assets related to loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by government agencies of $1.1 billion, $1.5 billion and $2.3 billion for December 31, 2005, 2004 and 2003, respectively. These amounts are excluded as reimbursement is proceeding normally.

JPMorgan Chase & Co. / 2005 Annual Report	41

Management’s discussion and analysis
JPMorgan Chase & Co.
The table below reconciles management’s disclosure of Home Finance’s revenue into the reported U.S. GAAP line items shown on the Consolidated statements of income and in the related Notes to Consolidated financial statements:

Year ended December 31,(a)	Prime production and servicing			Consumer real estate lending			Total revenue
(in millions)	2005	2004	2003	2005	2004	2003	2005	2004	2003

Net interest income	$426	$700	$1,556	$2,672	$2,245	$1,226	$3,098	$2,945	$2,782
Securities / private equity gains (losses)	3	(89)	359	—	—	—	3	(89)	359
Mortgage fees and related income(b)	1,181	881	661	32	131	247	1,213	1,012	908

Total	$1,610	$1,492	$2,576	$2,704	$2,376	$1,473	$4,314	$3,868	$4,049

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.

(b)	Includes activity reported elsewhere as Other income.

The following table details the MSR risk management results in the Home Finance business:
MSR risk management results

Year ended December 31,(a)
(in millions)	2005	2004	2003

Reported amounts:
MSR valuation adjustments(b)	$777	$(248)	$(253)
Derivative valuation adjustments and other risk management gains (losses)(c)	(494)	361	1,037

MSR risk management results	$283	$113	$784

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.

(b)	Excludes subprime loan MSR activity of $(7) million and $(2) million in 2005 and 2004, respectively. There was no subprime loan MSR activity in 2003.

(c)	Includes gains, losses and interest income associated with derivatives, both designated and not designated, as a SFAS 133 hedge, and securities classified as both trading and available-for-sale.
Consumer & Small Business Banking
Consumer & Small Business Banking offers a full array of financial services through a branch network spanning 17 states as well as through the Internet. Product offerings include checking and savings accounts, mutual funds and annuities, credit cards, mortgages and home equity loans, and loans for small business customers (customers with annual sales generally less than $10 million).
Selected income statement data

Year ended December 31,(a)
(in millions)	2005	2004	2003

Noninterest revenue	$2,929	$1,864	$828
Net interest income	5,476	3,521	1,594

Total net revenue	8,405	5,385	2,422
Provision for credit losses	214	165	76
Noninterest expense	5,431	3,981	2,358
Operating earnings (loss)	1,684	760	(4)

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.
2005 compared with 2004
Operating earnings totaled $1.7 billion, up $924 million from the prior year. While growth largely reflected the Merger, results also included increased deposit balances and wider spreads, as well as higher debit card and other banking fees. These factors contributed to net revenue increasing to $8.4 billion from $5.4 billion in the prior year. The Provision for credit losses of $214 million increased by $49 million; excluding the special provision of $90 million related to Hurricane Katrina, the Provision would have decreased by $41 million from the prior year, reflecting lower net charge-offs and improved credit quality trends. Noninterest expense increased by $1.5 billion to $5.4 billion, as a result of the Merger and continued investment in branch distribution and sales, partially offset by merger efficiencies.
2004 compared with 2003
Operating earnings totaled $760 million, up from a loss of $4 million in the prior-year period. The increase was largely due to the Merger but also reflected wider spreads on deposits and lower expenses. These benefits were partially offset by a higher Provision for credit losses.
Total net revenue was $5.4 billion, compared with $2.4 billion in the prior year. While the increase was primarily attributable to the Merger, total net revenue also benefited from wider spreads on deposits.
The Provision for credit losses increased to $165 million from $76 million in the prior year. The increase was in part due to the Merger but also reflected an increase in the allowance for credit losses to cover high-risk portfolio segments.
The increase in Noninterest expense to $4.0 billion was largely attributable to the Merger. Incremental expense from investment in the branch distribution network was also a contributing factor.

42	JPMorgan Chase & Co. / 2005 Annual Report

Selected metrics

Year ended December 31,(a)
(in millions, except ratios and
where otherwise noted)	2005	2004	2003

Business metrics (in billions)
Selected ending balances
Small business loans	$12.7	$12.5	$2.2
Consumer and other loans(b)	1.7	2.2	2.0

Total loans	14.4	14.7	4.2
Core deposits(c)	152.3	146.3	66.4
Total deposits	181.9	171.8	76.7

Selected average balances
Small business loans	$12.4	$7.3	$2.1
Consumer and other loans(b)	2.0	2.1	2.0

Total loans	14.4	9.4	4.1
Core deposits(c)	149.0	109.6	64.8
Total deposits	175.1	126.2	74.4

Number of:
Branches	2,641	2,508	561
ATMs	7,312	6,650	1,931
Personal bankers	7,067	5,750	1,820
Personal checking accounts (in thousands)(d)	7,869	7,235	1,984
Business checking accounts (in thousands)(d)	924	889	347
Active online customers (in thousands)	4,231	3,359	NA
Debit cards issued (in thousands)	9,266	8,392	2,380
Overhead ratio	65%	74%	97%

Retail brokerage business metrics
Investment sales volume	$11,144	$7,324	$3,579
Number of dedicated investment sales representatives	1,449	1,364	349

Credit data and quality statistics
Net charge-offs
Small business	$101	$77	$35
Consumer and other loans	40	77	40

Total net charge-offs	141	154	75
Net charge-off rate
Small business	0.81%	1.05%	1.67%
Consumer and other loans	2.00	3.67	2.00
Total net charge-off rate	0.98	1.64	1.83
Nonperforming assets	$283	$299	$72

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.

(b)	Primarily community development loans.

(c)	Includes demand and savings deposits.

(d)	Prior periods amounts have been restated to reflect inactive accounts that should have been closed during those periods.
Auto & Education Finance
Auto & Education Finance provides automobile loans and leases to consumers and loans to commercial clients, primarily through a national network of automotive dealers. The segment is also a top provider of loans to students at colleges and universities across the United States.
Selected income statement data

Year ended December 31,(a)
(in millions)	2005	2004	2003

Total net revenue	$1,467	$1,145	$842
Provision for credit losses	212	210	205
Noninterest expense	751	490	291
Operating earnings	307	270	206

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.
2005 compared with 2004
Operating earnings were $307 million, up $37 million from the prior year. The current year included a net loss of $83 million associated with a $2.3 billion auto loan securitization; a net loss of $42 million associated with a $1.5 billion auto loan securitization; a $40 million charge related to the dissolution of a student loan joint venture; a benefit of $34 million from the sale of a $2 billion recreational vehicle loan portfolio; and the $20 million special provision for credit losses related to Hurricane Katrina. The prior-year results included charges of $65 million related to auto lease residuals. Excluding the after-tax impact of these items, operating earnings would have increased by $90 million over the prior year, primarily due to the Merger and improved credit quality. Results continued to reflect lower production volumes and narrower spreads.
2004 compared with 2003
Operating earnings totaled $270 million, up 31% from the prior year. The increase was due to the Merger, offset by narrower spreads and reduced origination volumes reflecting a competitive operating environment.
Total net revenue increased by 36% to $1.1 billion from the prior year. This increase was due to the Merger, which more than offset a decline in net interest income, reflecting the competitive operating environment in 2004, and incremental charges associated with the Firm’s auto lease residual exposure.

The following is a brief description of selected terms used by Consumer & Small Business Banking.
•	Personal bankers – Retail branch office personnel who acquire, retain and expand new and existing customer relationships by assessing customer needs and recommending and selling appropriate banking products and services.

•	Investment sales representatives – Licensed retail branch sales personnel, assigned to support several branches, who assist with the sale of investment products including college planning accounts, mutual funds, annuities and retirement accounts.

JPMorgan Chase & Co. / 2005 Annual Report	43

Management’s discussion and analysis
JPMorgan Chase & Co.

The Provision for credit losses totaled $210 million, up 2% from the prior year. The increase was due to the Merger but was largely offset by a lower Provision for credit losses, reflecting favorable credit trends.
Noninterest expense increased by 68% to $490 million, largely due to the Merger.
Selected metrics

Year ended December 31,(a)
(in millions, except ratios and
where otherwise noted)	2005	2004	2003

Business metrics (in billions)
End-of-period loans and lease related assets Loans outstanding	$44.7	$54.6	$33.7
Lease related assets(b)	5.2	8.0	9.5

Total end-of-period loans and lease related assets	49.9	62.6	43.2
Average loans and lease related assets
Loans outstanding(c)	$48.5	$44.3	$32.0
Lease related assets(d)	6.6	9.0	9.7

Total average loans and lease related assets(c)(d)	55.1	53.3	41.7

Overhead ratio	51%	43%	35%

Credit quality statistics
30+ day delinquency rate	1.65%	1.55%	1.42%
Net charge-offs
Loans	$257	$219	$130
Lease receivables(d)	20	44	41

Total net charge-offs	277	263	171
Net charge-off rate
Loans(c)	0.57%	0.52%	0.43%
Lease receivables	0.32	0.49	0.42
Total net charge-off rate(c)	0.54	0.52	0.43
Nonperforming assets	$237	$242	$157

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.
(b)	Includes operating lease-related assets of $0.9 billion for 2005. Balances prior to January 1, 2005, were insignificant.
(c)	Average loans include loans held for sale of $3.5 billion, $2.3 billion and $1.8 billion for, 2005, 2004 and 2003, respectively. These are not included in the net charge-off rate.
(d)	Includes operating lease-related assets of $0.4 billion for 2005. Balances prior to January 1, 2005, were insignificant. These are not included in the net charge-off rate.
Insurance
Insurance is a provider of financial protection products and services, including life insurance, annuities and debt protection. Products and services are distributed through both internal lines of business and external markets. On February 7, 2006, the Firm signed a definitive agreement to sell its life insurance and annuity underwriting business.
Selected income statement data

Year ended December 31,(a)
(in millions)	2005	2004	2003

Total net revenue	$644	$393	$115
Noninterest expense	520	317	92
Operating earnings	79	48	13
Memo: Consolidated gross insurance-related revenue(b)	1,642	1,191	611

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.
(b)	Includes revenue reported in the results of other businesses.
2005 compared with 2004
Operating earnings totaled $79 million, an increase of $31 million from the prior year, on net revenues of $644 million. The increase was due primarily to the Merger. Results also reflected an increase in proprietary annuity sales commissions paid and lower expenses from merger savings and other efficiencies.
2004 compared with 2003
Operating earnings totaled $48 million on Total net revenue of $393 million in 2004. The increases in Total net revenue and Noninterest expense over the prior year were due almost entirely to the Merger.
Selected metrics

Year ended December 31,(a)
(in millions, except where otherwise noted)	2005	2004	2003

Business metrics – ending balances
Invested assets	$7,767	$7,368	$1,559
Policy loans	388	397	—
Insurance policy and claims reserves	7,774	7,279	1,096
Term life sales – first year annualized premiums	60	28	—
Term life premium revenues	477	234	—
Proprietary annuity sales	706	208	548
Number of policies in force – direct/assumed (in thousands)	2,441	2,611	631
Insurance in force – direct/assumed	$282,903	$277,827	$31,992
Insurance in force – retained	87,753	80,691	31,992
A.M. Best rating	A	A	A

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.

The following is a brief description of selected business metrics within Insurance.
•	Proprietary annuity sales represent annuity contracts marketed through and issued by subsidiaries of the Firm.

•	Insurance in force – direct/assumed includes the aggregate face amount of insurance policies directly underwritten and assumed through reinsurance.

•	Insurance in force – retained includes the aggregate face amounts of insurance policies directly underwritten and assumed through reinsurance, after reduction for face amounts ceded to reinsurers.

44	JPMorgan Chase & Co. / 2005 Annual Report

Card Services

Card Services is one of the largest issuers of credit cards in the United States, with more than 110 million cards in circulation, and is the largest merchant acquirer. CS offers a wide variety of products to satisfy the needs of its cardmembers, including cards issued on behalf of many well-known partners, such as major airlines, hotels, universities, retailers and other financial institutions.
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
Selected income statement data – managed basis

Year ended December 31,(a)(b)
(in millions, except ratios)	2005	2004	2003

Revenue
Asset management, administration and commissions	$—	$75	$108
Credit card income	3,351	2,179	930
Other income	212	117	54

Noninterest revenue	3,563	2,371	1,092
Net interest income	11,803	8,374	5,052

Total net revenue	15,366	10,745	6,144

Provision for credit losses(c)	7,346	4,851	2,904

Noninterest expense
Compensation expense	1,081	893	582
Noncompensation expense	3,170	2,485	1,336
Amortization of intangibles	748	505	260

Total noninterest expense	4,999	3,883	2,178

Operating earnings before income tax expense	3,021	2,011	1,062
Income tax expense	1,114	737	379

Operating earnings	$1,907	$1,274	$683

Memo: Net securitization gains (amortization)	$56	$(8)	$1
Financial metrics
ROE	16%	17%	20%
Overhead ratio	33	36	35

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.
(b)	As a result of the integration of Chase Merchant Services and Paymentech merchant processing businesses into a joint venture, beginning in the fourth quarter of 2005, Total net revenue, Noninterest expense and pre-tax earnings have been reduced to reflect the deconsolidation of Paymentech. There is no impact to operating earnings.
(c)	2005 includes a $100 million special provision related to Hurricane Katrina.
2005 compared with 2004
Operating earnings of $1.9 billion were up $633 million, or 50%, from the prior year due to the Merger. In addition, lower expenses driven by merger savings, stronger underlying credit quality and higher revenue from increased loan balances and charge volume were partially offset by the impact of increased bankruptcies.
Net revenue was $15.4 billion, up $4.6 billion, or 43%. Net interest income was $11.8 billion, up $3.4 billion, or 41%, primarily due to the Merger, and the acquisition of a private label portfolio. In addition, higher loan balances were partially offset by narrower loan spreads and the reversal of revenue related to increased bankruptcies. Noninterest revenue of $3.6 billion was up $1.2 billion, or 50%, due to the Merger and higher interchange income from higher charge volume, partially offset by higher volume-driven payments to partners, higher expense related to rewards programs and the impact of the deconsolidation of Paymentech.
The Provision for credit losses was $7.3 billion, up $2.5 billion, or 51%, primarily due to the Merger, and included the acquisition of a private label portfolio. The provision also increased due to record bankruptcy-related net charge-offs resulting from the new bankruptcy legislation, which became effective on October 17, 2005. Finally, the Allowance for loan losses was increased in part by the special provision for credit losses related to Hurricane Katrina. These factors were partially offset by lower contractual net charge-offs. Despite a record level of bankruptcy losses, the net charge-off rate improved. The managed net charge-off rate was 5.21%, down from 5.27% in the prior year. The 30-day managed delinquency rate was 2.79%, down from 3.70% in the prior year, driven primarily by accelerated loss recognition of delinquent accounts as a result of the bankruptcy reform legislation and strong underlying credit quality.
Noninterest expense of $5.0 billion increased by $1.1 billion, or 29%, primarily due to the Merger, which included the acquisition of a private label portfolio. Merger savings, including lower processing and compensation costs and the impact of the deconsolidation of Paymentech, were partially offset by higher spending on marketing.
2004 compared with 2003
Operating earnings of $1.3 billion increased by $591 million compared with the prior year, primarily due to the Merger. In addition, earnings benefited from higher loan balances and charge volume, partially offset by a higher Provision for credit losses and higher expenses.
Total net revenue of $10.7 billion increased by $4.6 billion. Net interest income of $8.4 billion increased by $3.3 billion, primarily due to the Merger and higher loan balances. Noninterest revenue of $2.4 billion increased by $1.3 billion, primarily due to the Merger and increased interchange income resulting from higher charge-off volume. These factors were partially offset by higher volume-driven payments to partners, reflecting the sharing of income and increased rewards expense.
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

JPMorgan Chase & Co. / 2005 Annual Report	45

Management’s discussion and analysis
JPMorgan Chase & Co.

Selected metrics

Year ended December 31,(a)
(in millions, except headcount, ratios
and where otherwise noted)	2005	2004	2003

% of average managed outstandings:
Net interest income	8.65%	9.16%	9.95%
Provision for credit losses	5.39	5.31	5.72
Noninterest revenue	2.61	2.59	2.15
Risk adjusted margin(b)	5.88	6.45	6.38
Noninterest expense	3.67	4.25	4.29
Pre-tax income (ROO)	2.21	2.20	2.09
Operating earnings	1.40	1.39	1.35

Business metrics
Charge volume (in billions)	$301.9	$193.6	$88.2
Net accounts opened (in thousands)	21,056	7,523	4,177
Credit cards issued (in thousands)	110,439	94,285	35,103
Number of registered Internet customers (in millions)	14.6	13.6	3.7
Merchant acquiring business(c) Bank card volume (in billions)	$563.1	$396.2	$261.2
Total transactions (in millions)(d)	15,499	9,049	4,254

Selected ending balances
Loans:
Loans on balance sheets	$71,738	$64,575	$17,426
Securitized loans	70,527	70,795	34,856

Managed loans	$142,265	$135,370	$52,282

Selected average balances
Managed assets	$141,933	$94,741	$51,406
Loans:
Loans on balance sheets	$67,334	$38,842	$17,604
Securitized loans	69,055	52,590	33,169

Managed loans	$136,389	$91,432	$50,773

Equity	11,800	7,608	3,440

Headcount	18,629	19,598	10,612

Credit quality statistics
Net charge-offs	$7,100	$4,821	$2,996
Managed net charge-off rate	5.21%	5.27%	5.90%

Delinquency ratios
30+ days	2.79%	3.70%	4.68%
90+ days	1.27	1.72	2.19
Allowance for loan losses	$3,274	$2,994	$1,225
Allowance for loan losses to period-end loans	4.56%	4.64%	7.03%

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.
(b)	Represents Total net revenue less Provision for credit losses.
(c)	Represents 100% of the merchant acquiring business.
(d)	Prior periods have been restated to conform methodologies following the integration of Chase Merchant Services and Paymentech merchant processing businesses.
The financial information presented below reconciles reported basis and managed basis to disclose the effect of securitizations.

Year ended December 31,(a)
(in millions)	2005	2004	2003

Income statement data
Credit card income
Reported data for the period	$6,069	$4,446	$2,309
Securitization adjustments	(2,718)	(2,267)	(1,379)

Managed credit card income	$3,351	$2,179	$930

Other income Reported data for the period	$212	$203	$125
Securitization adjustments	—	(86)	(71)

Managed other income	$212	$117	$54

Net interest income
Reported data for the period	$5,309	$3,123	$1,732
Securitization adjustments	6,494	5,251	3,320

Managed net interest income	$11,803	$8,374	$5,052

Total net revenue(b)
Reported data for the period	$11,590	$7,847	$4,274
Securitization adjustments	3,776	2,898	1,870

Managed total net revenue	$15,366	$10,745	$6,144

Provision for credit losses
Reported data for the period(c)	$3,570	$1,953	$1,034
Securitization adjustments	3,776	2,898	1,870

Managed provision for credit losses	$7,346	$4,851	$2,904

Balance sheet – average balances
Total average assets
Reported data for the period	$74,753	$43,657	$19,041
Securitization adjustments	67,180	51,084	32,365

Managed average assets	$141,933	$94,741	$51,406

Credit quality statistics
Net charge-offs
Reported net charge-offs data for the period	$3,324	$1,923	$1,126
Securitization adjustments	3,776	2,898	1,870

Managed net charge-offs	$7,100	$4,821	$2,996

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.
(b)	Includes noninterest revenue and Net interest income.
(c)	2005 includes a $100 million special provision related to Hurricane Katrina.

The following is a brief description of selected business metrics within Card Services.
•	Charge volume – Represents the dollar amount of cardmember purchases, balance transfers and cash advance activity.

•	Net accounts opened – Includes originations, portfolio purchases and sales.

•	Merchant acquiring business – Represents an entity that processes payments for merchants. JPMorgan Chase is a partner in Chase Paymentech Solutions, LLC.

•	Bank card volume – Represents the dollar amount of transactions processed for the merchants.

•	Total transactions — Represents the number of transactions and authorizations processed for the merchants.

46	JPMorgan Chase & Co. / 2005 Annual Report

Commercial Banking

Commercial Banking serves more than 25,000 clients, including corporations, municipalities, financial institutions and not-for-profit entities with annual revenues generally ranging from $10 million to $2 billion. While most Middle Market clients are within the Retail Financial Services footprint, CB also covers larger corporations, as well as local governments and financial institutions on a national basis. CB is a market leader with superior client penetration across the businesses it serves. Local market presence, coupled with industry expertise and excellent client service and risk management, enable CB to offer superior financial advice. Partnership with other JPMorgan Chase businesses positions CB to deliver broad product capabilities – including lending, treasury services, investment banking, and asset and wealth management – and meet its clients’ financial needs.
Selected income statement data

Year ended December 31,(a)
(in millions, except ratios)	2005	2004	2003

Revenue
Lending & deposit related fees	$575	$441	$301
Asset management, administration and commissions	60	32	19
Other income(b)	351	209	73

Noninterest revenue	986	682	393
Net interest income	2,610	1,692	959

Total net revenue	3,596	2,374	1,352

Provision for credit losses(c)	73	41	6

Noninterest expense
Compensation expense	661	465	285
Noncompensation expense	1,146	843	534
Amortization of intangibles	65	35	3

Total noninterest expense	1,872	1,343	822

Operating earnings before income tax expense	1,651	990	524
Income tax expense	644	382	217

Operating earnings	$1,007	$608	$307

Financial ratios
ROE	30%	29%	29%
ROA	1.78	1.67	1.87
Overhead ratio	52	57	61

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.
(b)	IB-related and commercial card revenues are included in Other income.
(c)	2005 includes a $35 million special provision related to Hurricane Katrina.
Commercial Banking operates in 10 of the top 15 major U.S. metropolitan areas and is divided into three customer segments: Middle Market Banking, Mid-Corporate Banking and Real Estate. General coverage for corporate clients is provided by Middle Market Banking, which covers clients with annual revenues generally up to $500 million. Mid-Corporate Banking covers clients with annual revenues generally ranging between $500 million and $2 billion and focuses on clients that have broader investment banking needs. The third segment, Real Estate, serves investors in, and developers of, for-sale housing, multifamily rental, retail, office, and industrial properties. In addition to these three customer segments, Commercial Banking offers several products to the Firm’s entire customer base: Chase Business Credit, the #1 asset-based lender for 2005, provides asset-based financing, syndications, and collateral analysis, and Chase Equipment Leasing offers a variety of equipment finance and leasing products, with specialties in aircraft finance, public sector, and information technology. Given this structure, Commercial Banking manages a customer base and loan portfolio that is highly diversified across a broad range of industries and geographic locations.
2005 compared with 2004
Operating earnings of $1.0 billion were up $399 million from the prior year, primarily due to the Merger.
Net revenue of $3.6 billion increased by $1.2 billion, or 51%, primarily as a result of the Merger. In addition to the overall increase from the Merger, Net interest income of $2.6 billion was positively affected by wider spreads on higher volume related to liability balances and increased loans, partially offset by narrower loan spreads. Noninterest revenue of $986 million was lower due to a decline in deposit-related fees due to higher interest rates, partially offset by increased investment banking revenue.
Each business within Commercial Banking demonstrated revenue growth over the prior year, primarily due to the Merger. Middle Market revenue was $2.4 billion, an increase of $870 million over the prior year; Mid-Corporate Banking revenue was $548 million, an increase of $181 million; and Real Estate revenue was $534 million, up $166 million. In addition to the Merger, revenue was higher for each business due to wider spreads and higher volume related to liability balances and increased investment banking revenue, partially offset by narrower loan spreads.
Provision for credit losses of $73 million increased by $32 million, primarily due to a special provision related to Hurricane Katrina, increased loan balances and refinements in the data used to estimate the allowance for credit losses. The credit quality of the portfolio was strong with net charge-offs of $26 million, down $35 million from the prior year, and nonperforming loans of $272 million, down $255 million.
Noninterest expense of $1.9 billion increased by $529 million, or 39%, primarily due to the Merger and to an increase in allocated unit costs for Treasury Services products.
2004 compared with 2003
Operating earnings were $608 million, an increase of 98%, primarily due to the Merger.
Total net revenue was $2.4 billion, an increase of 76%, primarily due to the Merger. In addition to the overall increase related to the Merger, Net interest income of $1.7 billion was positively affected by higher liability balances, partially offset by lower lending-related revenue. Noninterest revenue of $682 million was positively affected by higher investment banking fees and higher gains on the sale of loans and securities acquired in satisfaction of debt, partially offset by lower deposit-related fees, which often decline as interest rates rise.
The Provision for credit losses was $41 million, an increase of $35 million, primarily due to the Merger. Excluding the impact of the Merger, the provision was higher in 2004. Lower net charge-offs in 2004 were partially offset by smaller reductions in the allowance for credit losses in 2004 relative to 2003.

JPMorgan Chase & Co. / 2005 Annual Report	47

Management’s discussion and analysis
JPMorgan Chase & Co.

Noninterest expense was $1.3 billion, an increase of $521 million, or 63%, primarily related to the Merger.
Selected metrics

Year ended December 31,(a)
(in millions, except headcount and ratios)	2005	2004	2003

Revenue by product:
Lending	$1,076	$764	$396
Treasury services	2,299	1,467	896
Investment banking	213	120	66
Other	8	23	(6)

Total Commercial Banking revenue	3,596	2,374	1,352

Revenue by business:
Middle Market Banking	$2,369	$1,499	$772
Mid-Corporate Banking	548	367	194
Real Estate	534	368	206
Other	145	140	180

Total Commercial Banking revenue	3,596	2,374	1,352

Selected average balances
Total assets	$56,561	$36,435	$16,460
Loans and leases	51,797	32,417	14,049
Liability balances(b)	73,395	52,824	32,880
Equity	3,400	2,093	1,059

Average loans by business:
Middle market	$31,156	$17,471	$5,609
Mid-corporate banking	6,375	4,348	2,880
Real estate	10,639	7,586	2,831
Other	3,627	3,012	2,729

Total Commercial Banking loans	51,797	32,417	14,049

Headcount	4,456	4,555	1,730

Credit data and quality statistics:
Net charge-offs	$26	$61	$76
Nonperforming loans	272	527	123
Allowance for loan losses	1,392	1,322	122
Allowance for lending-related commitments	154	169	26

Net charge-off rate	0.05%	0.19%	0.54%
Allowance for loan losses to average loans	2.69	4.08	0.87
Allowance for loan losses to nonperforming loans	512	251	99
Nonperforming loans to average loans	0.53	1.63	0.88

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.
(b)	Liability balances include deposits and deposits swept to on-balance sheet liabilities.

Commercial Banking revenues are comprised of the following:
Lending includes a variety of financing alternatives, which are often provided on a basis secured by receivables, inventory, equipment, real estate or other assets. Products include:
•	Term loans

•	Revolving lines of credit

•	Bridge financing

•	Asset-based structures

•	Leases
Treasury services includes a broad range of products and services enabling clients to transfer, invest and manage the receipt and disbursement of funds, while providing the related information reporting. These products and services include:
•	U.S. dollar and multi-currency clearing

•	ACH

•	Lockbox

•	Disbursement and reconciliation services

•	Check deposits

•	Other check and currency-related services

•	Trade finance and logistics solutions

•	Commercial card

•	Deposit products, sweeps and money market mutual funds
Investment banking products provide clients with sophisticated capital-raising alternatives, as well as balance sheet and risk management tools, through:
•	Loan syndications

•	Investment-grade debt

•	Asset-backed securities

•	Private placements

•	High-yield bonds

•	Equity underwriting

•	Advisory

•	Interest rate derivatives

•	Foreign exchange hedges

48	JPMorgan Chase & Co. / 2005 Annual Report

Treasury & Securities Services

Treasury & Securities Services is a global leader in providing transaction, investment and information services to support the needs of corporations, issuers and institutional investors worldwide. TSS is one of the largest cash management providers in the world and a leading global custodian. The TS business provides a variety of cash management products, trade finance and logistics solutions, wholesale card products, and short-term liquidity management tools. The IS business provides custody, fund services, securities lending, and performance measurement and execution products. The ITS business provides trustee, depository and administrative services for debt and equity issuers. TS partners with the Commercial Banking, Consumer & Small Business Banking and Asset & Wealth Management businesses to serve clients firmwide. As a result, certain TS revenues are included in other segments’ results. TSS combined the management of the IS and ITS businesses under the name WSS to create an integrated franchise which provides custody and investor services as well as securities clearance and trust services to clients globally. Beginning January 1, 2006, TSS will report results for two divisions: TS and WSS.
Selected income statement data

Year ending December 31,(a)
(in millions, except ratios)	2005	2004	2003

Revenue
Lending & deposit related fees	$728	$647	$470
Asset management, administration and commissions	2,908	2,445	1,903
Other income	543	382	288

Noninterest revenue	4,179	3,474	2,661
Net interest income	2,062	1,383	947

Total net revenue	6,241	4,857	3,608

Provision for credit losses	—	7	1
Credit reimbursement (to) from IB(b)	(154)	(90)	36

Noninterest expense
Compensation expense	2,061	1,629	1,257
Noncompensation expense	2,293	2,391	1,745
Amortization of intangibles	116	93	26

Total noninterest expense	4,470	4,113	3,028

Operating earnings before income tax expense	1,617	647	615
Income tax expense	580	207	193

Operating earnings	$1,037	$440	$422

Financial ratios
ROE	55%	17%	15%
Overhead ratio	72	85	84
Pre-tax margin ratio(c)	26	13	17

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.
(b)	TSS is charged a credit reimbursement related to certain exposures managed within the IB credit portfolio on behalf of clients shared with TSS. For a further discussion, see Credit reimbursement on page 35 of this Annual Report.
(c)	Pre-tax margin represents Operating earnings before income tax expense divided by Total net revenue, which is a comprehensive measure of pre-tax performance and is another basis by which TSS management evaluates its performance and that of its competitors. Pre-tax margin is an effective measure of TSS’ earnings, after all operating costs are taken into consideration.
2005 compared with 2004
Operating earnings were $1.0 billion, an increase of $597 million, or 136%. Primarily driving the improvement in revenue were the Merger, business growth, and widening spreads on and growth in average liability balances. Noninterest expense increased primarily due to the Merger and higher compensation expense. Results for 2005 also included charges of $58 million (after-tax) to terminate a client contract. Results for 2004 also included software-impairment charges of $97 million (after-tax) and a gain of $10 million (after-tax) on the sale of a business.
TSS net revenue of $6.2 billion increased $1.4 billion, or 28%. Net interest income grew to $2.1 billion, up $679 million, due to wider spreads on liability balances, a change in the corporate deposit pricing methodology in 2004 and growth in average liability balances. Noninterest revenue of $4.2 billion increased by $705 million, or 20%, due to product growth across TSS, the Merger and the acquisition of Vastera. Leading the product revenue growth was an increase in assets under custody to $11.2 trillion, primarily driven by market value appreciation and new business, along with growth in wholesale card, securities lending, foreign exchange, trust product, trade, clearing and ACH revenues. Partially offsetting this growth in noninterest revenue was a decline in deposit-related fees due to higher interest rates and the absence, in the current period, of a gain on the sale of a business.
TS net revenue of $2.6 billion grew by $628 million, Investor Services net revenue of $2.2 billion grew by $446 million, and Institutional Trust Services net revenue of $1.5 billion grew by $310 million. TSS firmwide net revenue, which includes TS net revenue recorded in other lines of business, grew to $8.8 billion, up $2.3 billion, or 35%. Treasury Services firmwide net revenue grew to $5.2 billion, up $1.6 billion, or 43%.
Credit reimbursement to the Investment Bank was $154 million, an increase of $64 million, primarily as a result of the Merger. TSS is charged a credit reimbursement related to certain exposures managed within the Investment Bank credit portfolio on behalf of clients shared with TSS.
Noninterest expense of $4.5 billion was up $357 million, or 9%, due to the Merger, increased compensation expense resulting from new business growth and the Vastera acquisition, and charges of $93 million to terminate a client contract. Partially offsetting these increases were higher product unit costs charged to other lines of business, primarily Commercial Banking, lower allocations of Corporate segment expenses, merger savings and business efficiencies. The prior year included software-impairment charges of $155 million.
2004 compared with 2003
Operating earnings for the year were $440 million, an increase of $18 million, or 4%. Results in 2004 include an after-tax gain of $10 million on the sale of an IS business. Prior-year results include an after-tax gain of $22 million on the sale of an ITS business. Excluding these one-time gains, operating earnings would have increased by $30 million, or 8%. Both net revenue and Noninterest expense increased primarily as a result of the Merger, the acquisition of Bank One’s Corporate Trust business in November 2003 and the acquisition of Electronic Financial Services (“EFS”) in January 2004.

JPMorgan Chase & Co. / 2005 Annual Report	49

Management’s discussion and analysis
JPMorgan Chase & Co.

TSS net revenue improved by 35% to $4.9 billion. This revenue growth reflected the benefit of the Merger, the acquisitions noted above, and improved product revenues across TSS. Net interest income grew to $1.4 billion from $947 million as a result of average liability balance growth of 46%, to $126 billion, a change in the corporate deposit pricing methodology in 2004 and wider deposit spreads. Growth in fees and commissions was driven by a 22% increase in assets under custody to $9.3 trillion as well as new business growth in trade, commercial card, global equity products, securities lending, fund services, clearing and ACH. Partially offsetting these improvements were lower deposit-related fees, which often decline as interest rates rise, and a soft municipal bond market.
TS net revenue grew to $2.0 billion, IS to $1.7 billion and ITS to $1.2 billion. TSS firmwide net revenue grew by 41% to $6.5 billion. TSS firmwide net revenues include TS net revenues recorded in other lines of business.
Credit reimbursement to the Investment Bank was $90 million, compared with a credit from the Investment Bank of $36 million in the prior year, principally due to the Merger and a change in methodology. TSS is charged a credit reimbursement related to certain exposures managed within the Investment Bank credit portfolio on behalf of clients shared with TSS.
Noninterest expense totaled $4.1 billion, up from $3.0 billion, reflecting the Merger, the acquisitions noted above, $155 million of software impairment charges, upfront transition expenses related to on-boarding new custody and fund accounting clients, and legal and technology-related expenses.

Treasury & Securities Services firmwide metrics include certain TSS product revenues and liability balances reported in other lines of business related to customers who are also customers of those other lines of business. In order to capture the firmwide impact of TS and TSS products and revenues, management reviews firmwide metrics such as liability balances, revenues and overhead ratios in assessing financial performance for TSS. Firmwide metrics are necessary, in management’s view, in order to understand the aggregate TSS business.
Selected metrics

Year ending December 31,(a)
(in millions, except headcount and where
otherwise noted)	2005	2004	2003

Revenue by business
Treasury Services	$2,622	$1,994	$1,200
Investor Services	2,155	1,709	1,448
Institutional Trust Services	1,464	1,154	960

Total net revenue	$6,241	$4,857	$3,608

Business metrics
Assets under custody (in billions)(b)	$11,249	$9,300	$7,597
Corporate trust securities under administration (in billions)(c)	6,818	6,676	6,127
Number of:
US$ ACH transactions originated (in millions)	2,966	1,994	NA
Total US$ clearing volume (in thousands)	95,713	81,162	NA
International electronic funds transfer volume (in thousands)(d)	89,537	45,654	NA
Wholesale check volume (in millions)	3,856	NA	NA
Wholesale cards issued (in thousands)(e)	13,206	11,787	NA
Selected average balances
Total assets	$26,947	$23,430	$18,379
Loans	10,430	7,849	6,009
Liability balances(f)	164,305	125,712	85,994
Equity	1,900	2,544	2,738

Headcount	24,484	22,612	15,145

TSS firmwide metrics
Treasury Services firmwide revenue(g)	$5,224	$3,665	$2,214
Treasury & Securities Services firmwide revenue(g)	8,843	6,528	4,622
Treasury Services firmwide overhead ratio(h)	55%	62%	62%
Treasury & Securities Services firmwide overhead ratio(h)	62	74	76
Treasury Services firmwide liability balances(i)	$139,579	$102,785	$64,819
Treasury & Securities Services firmwide liability balances(i)	237,699	178,536	118,873

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.
(b)	2005 assets under custody include approximately $530 billion of ITS assets under custody that have not been included previously. At December 31, 2005, approximately 5% of total assets under custody were trust-related.
(c)	Corporate trust securities under administration include debt held in trust on behalf of third parties and debt serviced as agent.
(d)	International electronic funds transfer includes non-US$ ACH and clearing volume.
(e)	Wholesale cards issued include domestic commercial card, stored value card, prepaid card, and government electronic benefit card products.
(f)	Liability balances include deposits and deposits swept to on-balance sheet liabilities.
(g)	Firmwide revenue includes TS revenue recorded in the Commercial Banking, Consumer & Small Business Banking and Asset & Wealth Management businesses (see below) and excludes FX revenues recorded in the IB for TSS-related FX activity. TSS firmwide FX revenue, which includes FX revenue recorded in TSS and FX revenue associated with TSS customers who are FX customers of the IB, was $382 million, $320 million and $256 million for the years ended December 31, 2005, 2004 and 2003, respectively.
(h)	Overhead ratios have been calculated based on firmwide revenues and TSS and TS expenses, respectively, including those allocated to certain other lines of business. FX revenues and expenses recorded in the IB for TSS-related FX activity are not included in this ratio.
(i)	Firmwide liability balances include TS’ liability balances recorded in certain lines of business. Liability balances associated with TS customers who are also customers of the Commercial Banking line of business are not included in TS liability balances.

(in millions)(a)	2005	2004	2003

Treasury Services revenue reported in Commercial Banking	$2,299	$1,467	$896
Treasury Services revenue reported in other lines of business	303	204	118

50	JPMorgan Chase & Co. / 2005 Annual Report

Asset & Wealth Management

Asset & Wealth Management provides investment advice and management for institutions and individuals. With Assets under supervision of $1.1 trillion, AWM is one of the largest asset and wealth managers in the world. AWM serves four distinct client groups through three businesses: institutions through JPMorgan Asset Management; ultra-high-net-worth clients through the Private Bank; high-net-worth clients through Private Client Services; and retail clients through JPMorgan Asset Management. The majority of AWM’s client assets are in actively managed portfolios. AWM has global investment expertise in equities, fixed income, real estate, hedge funds, private equity and liquidity, including both money market instruments and bank deposits. AWM also provides trust and estate services to ultra-high-net-worth and high-net-worth clients, and retirement services for corporations and individuals.
Selected income statement data

Year ended December 31,(a)
(in millions, except ratios)	2005	2004	2003

Revenue
Asset management, administration and commissions	$4,189	$3,140	$2,258
Other income	394	243	224

Noninterest revenue	4,583	3,383	2,482
Net interest income	1,081	796	488

Total net revenue	5,664	4,179	2,970

Provision for credit losses(b)	(56)	(14)	35

Noninterest expense
Compensation expense	2,179	1,579	1,213
Noncompensation expense	1,582	1,502	1,265
Amortization of intangibles	99	52	8

Total noninterest expense	3,860	3,133	2,486

Operating earnings before income tax expense	1,860	1,060	449
Income tax expense	644	379	162

Operating earnings	$1,216	$681	$287

Financial ratios
ROE	51%	17%	5%
Overhead ratio	68	75	84
Pre-tax margin ratio(c)	33	25	15

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.

(b)	2005 includes a $3 million special provision related to Hurricane Katrina.

(c)	Pre-tax margin represents Operating earnings before income tax expense divided by Total net revenue, which is a comprehensive measure of pre-tax performance and is another basis by which AWM management evaluates its performance and that of its competitors. Pre-tax margin is an effective measure of AWM’s earnings, after all costs are taken into consideration.
2005 compared with 2004
Operating earnings of $1.2 billion were up $535 million from the prior year due to the Merger and increased revenue, partially offset by higher compensation expense.
Net revenue was $5.7 billion, up $1.5 billion, or 36%. Noninterest revenue, primarily fees and commissions, of $4.6 billion was up $1.2 billion, principally due to the Merger, the acquisition of a majority interest in Highbridge Capital Management in 2004, net asset inflows and global equity market appreciation. Net interest income of $1.1 billion was up $285 million, primarily due to the Merger, higher deposit and loan balances, partially offset by narrower deposit spreads.
Private Bank client segment revenue of $1.7 billion increased by $135 million. Retail client segment revenue of $1.5 billion increased by $360 million. Institutional client segment revenue was up $504 million to $1.4 billion due to the acquisition of a majority interest in Highbridge Capital Management. Private Client Services client segment revenue grew by $486 million, to $1.0 billion.
Provision for credit losses was a benefit of $56 million, compared with a benefit of $14 million in the prior year, due to lower net charge-offs and refinements in the data used to estimate the allowance for credit losses.
Noninterest expense of $3.9 billion increased by $727 million, or 23%, reflecting the Merger, the acquisition of Highbridge and increased compensation expense related primarily to higher performance-based incentives.
2004 compared with 2003
Operating earnings were $681 million, up 137% from the prior year, due largely to the Merger but also driven by increased revenue and a decrease in the Provision for credit losses; these were partially offset by higher Compensation expense.
Total net revenue was $4.2 billion, up 41%, primarily due to the Merger. Additionally, fees and commissions increased due to global equity market appreciation, net asset inflows and the acquisition of JPMorgan Retirement Plan Services (“RPS”) in 2003. Fees and commissions also increased due to an improved product mix, with an increased percentage of assets in higher-yielding products. Net interest income increased due to deposit and loan growth.
The Provision for credit losses was a benefit of $14 million, a decrease of $49 million, due to an improvement in credit quality.
Noninterest expense was $3.1 billion, up 26%, due to the Merger, increased Compensation expense and increased technology and marketing initiatives.
Selected metrics

Year ended December 31,(a)
(in millions, except headcount and ranking
data, and where otherwise noted)	2005	2004	2003

Revenue by client segment
Private bank	$1,689	$1,554	$1,437
Retail	1,544	1,184	774
Institutional	1,395	891	681
Private client services	1,036	550	78

Total net revenue	$5,664	$4,179	$2,970

Business metrics
Number of:
Client advisors	1,430	1,333	651
Retirement Plan Services participants	1,299,000	918,000	756,000

% of customer assets in 4 & 5 Star Funds(b)	46%	48%	48%
% of AUM in 1st and 2nd quartiles:(c)
1 year	69	66	57
3 years	68	71	69
5 years	74	68	65

Selected average balances
Total assets	$41,599	$37,751	$33,780
Loans	26,610	21,545	16,678
Deposits(d)	42,123	32,431	20,576
Equity	2,400	3,902	5,507

Headcount	12,127	12,287	8,520

JPMorgan Chase & Co. / 2005 Annual Report	51

Management’s discussion and analysis
JPMorgan Chase & Co.

Credit data and quality statistics
Net charge-offs	$23	$72	$9
Nonperforming loans	104	79	173
Allowance for loan losses	132	216	130
Allowance for lending-related commitments	4	5	4

Net charge-off rate	0.09%	0.33%	0.05%
Allowance for loan losses to average loans	0.50	1.00	0.78
Allowance for loan losses to nonperforming loans	127	273	75
Nonperforming loans to average loans	0.39	0.37	1.04

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.

(b)	Star rankings derived from Morningstar and Standard & Poor’s.

(c)	Quartile rankings sourced from Lipper and Standard & Poor’s.

(d)	Reflects the transfer in 2005 of certain consumer deposits from Retail Financial Services to Asset & Wealth Management.

AWM’s client segments are comprised of the following:
Institutional serves large and mid-size corporate and public institutions, endowments and foundations, and governments globally. AWM offers these institutions comprehensive global investment services, including investment management across asset classes, pension analytics, asset-liability management, active risk budgeting and overlay strategies.
The Private Bank addresses every facet of wealth management for ultra-high-net-worth individuals and families worldwide, including investment management, capital markets and risk management, tax and estate planning, banking, capital raising and specialty wealth advisory services.
Retail provides worldwide investment management services and retirement planning and administration through third-party and direct distribution channels.
Private Client Services offers high-net-worth individuals, families and business owners comprehensive wealth management solutions that include financial planning, personal trust, investment and banking products and services.
Assets under supervision
2005 compared with 2004
Assets under supervision (“AUS”) at December 31, 2005, were $1.1 trillion, up 4%, or $43 billion, from the prior year despite a $33 billion reduction due to the sale of BrownCo. Assets under management (“AUM”) were $847 billion, up 7%. The increase was primarily the result of net asset inflows in equity-related products and global equity market appreciation. The Firm also has a 43% interest in American Century Companies, Inc., whose AUM totaled $101 billion and $98 billion at December 31, 2005 and 2004, respectively. Custody, brokerage, administration, and deposits were $302 billion, down $13 billion due to a $33 billion reduction from the sale of BrownCo.
2004 compared with 2003
Assets under supervision at December 31, 2004, were $1.1 trillion, up 45% from 2003, and Assets under management were $791 billion, up 41% from the prior year. The increases were primarily the result of the Merger, as well as market appreciation, net asset inflows and the acquisition of a majority interest in Highbridge Capital Management. The Firm also has a 43% interest in American Century Companies, Inc., whose AUM totaled $98 billion and $87 billion at December 31, 2004 and 2003, respectively. Custody, brokerage, administration, and deposits were $315 billion, up 55%, due to market appreciation, the Merger and net inflows across all products.

Assets under supervision(a) (in billions)
As of or for the year ended December 31,	2005	2004

Assets by asset class
Liquidity	$238	$232
Fixed income	165	171
Equities & balanced	370	326
Alternatives	74	62

Total Assets under management	847	791
Custody/brokerage/administration/deposits	302	315

Total Assets under supervision	$1,149	$1,106

Assets by client segment
Institutional	$481	$466
Private Bank	145	139
Retail	169	133
Private Client Services	52	53

Total Assets under management	$847	$791

Institutional	$484	$487
Private Bank	318	304
Retail	245	221
Private Client Services	102	94

Total Assets under supervision	$1,149	$1,106

Assets by geographic region
U.S./Canada	$562	$554
International	285	237

Total Assets under management	$847	$791

U.S./Canada	$805	$815
International	344	291

Total Assets under supervision	$1,149	$1,106

Mutual fund assets by asset class
Liquidity	$182	$183
Fixed income	45	41
Equity	150	104

Total mutual fund assets	$377	$328

Assets under management rollforward(b)
Beginning balance, January 1	$791	$561
Flows:
Liquidity	8	3
Fixed income	—	(8)
Equity, balanced and alternative	24	14
Acquisitions /divestitures(c)	—	183
Market/performance/other impacts(d)	24	38

Ending balance, December 31	$847	$791

Assets under supervision rollforward(b)
Beginning balance, January 1	$1,106	$764
Net asset flows	49	42
Acquisitions /divestitures(e)	(33)	221
Market/performance/other impacts(d)	27	79

Ending balance, December 31	$1,149	$1,106

(a)	Excludes Assets under management of American Century.

(b)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

(c)	Reflects the Merger with Bank One ($176 billion) and the acquisition of a majority interest in Highbridge Capital Management ($7 billion) in 2004.

(d)	Includes AWM’s strategic decision to exit the Institutional fiduciary business ($12 billion) in 2005.

(e)	Reflects the Merger with Bank One ($214 billion) and the acquisition of a majority interest in Highbridge Capital Management ($7 billion) in 2004, and the sale of BrownCo ($33 billion) in 2005.

52	JPMorgan Chase & Co. / 2005 Annual Report

Corporate

The Corporate sector is comprised of Private Equity, Treasury, corporate staff units and expenses that are centrally managed. Private Equity includes the JPMorgan Partners and ONE Equity Partners businesses. Treasury manages the structural interest rate risk and investment portfolio for the Firm. The corporate staff units include Central Technology and Operations, Audit, Executive Office, Finance, Human Resources, Marketing & Communications, Office of the General Counsel, Corporate Real Estate and General Services, Risk Management, and Strategy and Development. Other centrally managed expenses include the Firm’s occupancy and pension-related expenses, net of allocations to the business.
Selected income statement data

Year ended December 31,(a)
(in millions)	2005	2004 (d)	2003 (d)

Revenue
Securities / private equity gains	$200	$1,786	$1,031
Other income(b)	1,410	315	303

Noninterest revenue	1,610	2,101	1,334
Net interest income	(2,736)	(1,216)	(133)

Total net revenue	(1,126)	885	1,201

Provision for credit losses(c)	10	(110)	124

Noninterest expense
Compensation expense	3,151	2,426	1,893
Noncompensation expense	4,216	4,088	3,216

Subtotal	7,367	6,514	5,109
Net expenses allocated to other businesses	(5,343)	(5,213)	(4,580)

Total noninterest expense	2,024	1,301	529

Operating earnings before income tax expense	(3,160)	(306)	548
Income tax expense (benefit)	(1,429)	(367)	(120)

Operating earnings (loss)	$(1,731)	$61	$668

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.

(b)	Includes $1.3 billion (pre-tax) gain on the sale of BrownCo in 2005.

(c)	2005 includes a $12 million special provision related to Hurricane Katrina.

(d)	In 2005, the Corporate sector’s and the Firm’s operating results were presented on a tax-equivalent basis. Prior period results have been restated. This restatement had no impact on the Corporate sector’s or the Firm’s operating earnings.
2005 compared with 2004
Operating loss of $1.7 billion declined from earnings of $61 million in the prior year.
Net revenue was a loss of $1.1 billion compared with revenue of $885 million in the prior year. Noninterest revenue of $1.6 billion decreased by $491 million and included securities losses of $1.5 billion due to the repositioning of the Treasury investment portfolio, to manage exposure to interest rates, the gain on the sale of BrownCo of $1.3 billion and the increase in private equity gains of $262 million. For a further discussion on the sale of BrownCo, see Note 2 on page 93 of this Annual Report.
Net interest income was a loss of $2.7 billion compared with a loss of $1.2 billion in the prior year. Actions and policies adopted in conjunction with the Merger and the repositioning of the Treasury investment portfolio were the main drivers of the increased loss.
Noninterest expense was $2.0 billion, up $723 million, or 56%, from the prior year, primarily due to the Merger and the cost of the accelerated vesting of certain employee stock options. These increases were offset partially by merger-related savings and other expense efficiencies.
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
Noninterest revenue was $2.1 billion, up 57% from the prior year. The primary component of noninterest revenue is Securities/private equity gains, which totaled $1.8 billion, up 73% from the prior year. The increase was a result of net gains in the Private Equity portfolio of $1.4 billion in 2004 compared with $27 million in net gains in 2003. Partially offsetting these gains were lower investment securities gains in Treasury.
Net interest income was a loss of $1.2 billion compared with a loss of $133 million in the prior year. The increased loss was driven primarily by actions and policies adopted in conjunction with the Merger.
Noninterest expense of $1.3 billion was up $772 million from the prior year due to the Merger. The Merger resulted in higher gross compensation and noncompensation expenses. Allocations of compensation and noncompensation expenses to the businesses were lower than the gross expense increase due to certain policies adopted in conjunction with the Merger, which retain in Corporate overhead costs that would not be incurred by the lines of business if operated on a stand-alone basis, and costs in excess of the market price for services provided by the corporate staff and technology and operations areas.
Selected metrics

Year ended December 31,(a)
(in millions, except headcount)	2005	2004	2003

Selected average balances
Short-term investments(b)	$16,808	$14,590	$4,076
Investment portfolio(c)	54,481	65,985	65,113
Goodwill(d)	43,475	21,773	293
Total assets	160,720	162,234	104,395

Headcount	28,384	24,806	13,391

Treasury
Securities gains (losses)	$(1,502)	$347	$999
Investment portfolio (average)	46,520	57,776	56,299
Investment portfolio (ending)	30,741	64,949	45,811

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.

(b)	Represents Federal funds sold, Securities borrowed, Trading assets – debt and equity instruments and Trading assets – derivative receivables.

(c)	Represents Investment securities and private equity investments.

(d)	As of July 1, 2004, the Firm revised the goodwill allocation methodology to retain all goodwill in Corporate. Effective with the first quarter of 2006, the Firm will refine its methodology to allocate goodwill to the lines of business.

JPMorgan Chase & Co. / 2005 Annual Report	53

Management’s discussion and analysis
JPMorgan Chase & Co.

Private equity
2005 compared with 2004
Private Equity’s operating earnings for the year were $821 million compared with $602 million in the prior year. This improvement in earnings reflected an increase of $262 million in private equity gains to $1.7 billion, a 15% reduction in noninterest expenses and a $62 million decline in net funding costs of carrying portfolio investments. Private equity gains benefited from continued favorable markets for investment sales and recapitalizations, resulting in nearly $2 billion of realized gains. The carrying value of the private equity portfolio declined by $1.3 billion to $6.2 billion as of December 31, 2005. This decline was primarily the result of sales and recapitalizations of direct investments.
2004 compared with 2003
Private Equity’s operating earnings for the year totaled $602 million compared with a loss of $290 million in 2003. This improvement reflected a $1.4 billion increase in total private equity gains. In 2004, markets improved for investment sales, resulting in $1.4 billion of realized gains on direct investments, compared with realized gains of $535 million in 2003. Net write-downs on direct investments were $192 million in 2004 compared with net write-downs of $404 million in 2003, as valuations continued to stabilize amid positive market conditions.
The carrying value of the Private Equity portfolio at December 31, 2004, was $7.5 billion, an increase of $247 million from December 31, 2003. The increase was primarily the result of the acquisition of ONE Equity Partners as a result of the Merger. Excluding ONE Equity Partners, the portfolio declined as a result of sales of investments, which was consistent with management’s intention to reduce over time the capital committed to private equity. Sales of third-party fund investments resulted in a decrease in carrying value of $458 million, to $641 million at December 31, 2004, compared with $1.1 billion at December 31, 2003.
Selected income statement and
balance sheet data – Private equity

Year ended December 31,(a)
(in millions)	2005	2004	2003

Private equity gains (losses)
Direct investments Realized gains	$1,969	$1,423	$535
Write-ups / (write-downs)	(72)	(192)	(404)
Mark-to-market gains (losses)	(338)	164	215

Total direct investments	1,559	1,395	346
Third-party fund investments	132	34	(319)

Total private equity gains (losses)	1,691	1,429	27
Other income	40	53	47
Net interest income	(209)	(271)	(264)

Total net revenue	1,522	1,211	(190)
Total noninterest expense	244	288	268

Operating earnings (loss) before income tax expense	1,278	923	(458)
Income tax expense	457	321	(168)

Operating earnings (loss)	$821	$602	$(290)

Private equity portfolio information(b)
Direct investments
Public securities
Carrying value	$479	$1,170	$643
Cost	403	744	451
Quoted public value	683	1,758	994

Private direct securities
Carrying value	5,028	5,686	5,508
Cost	6,463	7,178	6,960

Third-party fund investments
Carrying value	669	641	1,099
Cost	1,003	1,042	1,736

Total private equity portfolio
Carrying value	$6,176	$7,497	$7,250
Cost	$7,869	$8,964	$9,147

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.

(b)	For further information on the Firm’s policies regarding the valuation of the private equity portfolio, see Note 9 on pages 103–105 of this Annual Report.

54	JPMorgan Chase & Co. / 2005 Annual Report

Balance sheet analysis

Selected balance sheet data

December 31, (in millions)	2005	2004

Assets
Cash and due from banks	$36,670	$35,168
Deposits with banks and Federal funds sold	26,072	28,958
Securities purchased under resale agreements and Securities borrowed	204,174	141,504
Trading assets – debt and equity instruments	248,590	222,832
Trading assets – derivative receivables	49,787	65,982
Securities:
Available-for-sale	47,523	94,402
Held-to-maturity	77	110
Loans, net of allowance for loan losses	412,058	394,794
Other receivables	27,643	31,086
Goodwill and other intangible assets	58,180	57,887
All other assets	88,168	84,525

Total assets	$1,198,942	$1,157,248

Liabilities
Deposits	$554,991	$521,456
Securities sold under repurchase agreements and securities lent	117,124	112,347
Trading liabilities – debt and equity instruments	94,157	87,942
Trading liabilities – derivative payables	51,773	63,265
Long-term debt and capital debt securities	119,886	105,718
All other liabilities	153,800	160,867

Total liabilities	1,091,731	1,051,595
Stockholders’ equity	107,211	105,653

Total liabilities and stockholders’ equity	$1,198,942	$1,157,248

Securities purchased under resale agreements and Securities sold under repurchase agreements
The increase in Securities purchased under resale agreements was due primarily to growth in client-driven financing activities in North America and Europe.
Trading assets and liabilities – debt and equity instruments
The Firm’s debt and equity trading instruments consist primarily of fixed income securities (including government and corporate debt) and equity and convertible cash instruments used for both market-making and proprietary risk-taking activities. The increase over December 31, 2004, was primarily due to growth in client-driven market-making activities across interest rate, credit and equity markets. For additional information, refer to Note 3 on page 94 of this Annual Report.
Trading assets and liabilities – derivative receivables and payables
The Firm uses various interest rate, foreign exchange, equity, credit and commodity derivatives for market-making, proprietary risk-taking and risk management purposes. The decline from December 31, 2004, was primarily due to the appreciation of the U.S. dollar and, to a lesser extent, higher interest rates, partially offset by increased commodity trading activity and rising commodity prices. For additional information, refer to Credit risk management and Note 3 on pages 63–74 and 94, respectively, of this Annual Report.
Securities
The AFS portfolio declined by $46.9 billion from December 31, 2004, primarily due to securities sales (as a result of management’s decision to reposition the Treasury investment portfolio to manage exposure to interest rates) and maturities, which more than offset purchases. For additional information related to securities, refer to the Corporate segment discussion and to Note 9 on pages 53–54 and 103–105, respectively, of this Annual Report.
Loans
The $17 billion increase in gross loans was due primarily to an increase of $15 billion in the wholesale portfolio, primarily from the IB, reflecting higher balances of loans held-for-sale (“HFS”) related to securitization and syndication activities, and growth in the IB Credit Portfolio. Wholesale HFS loans were $18 billion as of December 31, 2005, compared with $6 billion as of December 31, 2004. For consumer loans, growth in consumer real estate (primarily home equity loans) and credit card loans was offset largely by a decline in the auto portfolio. The increase in credit card loans primarily reflected growth from new account originations and the acquisition of $1.5 billion of Sears Canada loans on the balance sheet. The decline in the auto portfolio primarily reflected a difficult auto lending market in 2005, $3.8 billion of securitizations and was also the result of a strategic review of the portfolio in 2004 that led to the decisions to de-emphasize vehicle leasing and sell a $2 billion recreational vehicle portfolio. For a more detailed discussion of the loan portfolio and the Allowance for loan losses, refer to Credit risk management on pages 63–74 of this Annual Report.
Goodwill and Other intangible assets
The $293 million increase in Goodwill and Other intangible assets primarily resulted from higher MSRs due to growth in the servicing portfolio as well as an overall increase in the valuation from improved market conditions; the business partnership with Cazenove; the acquisition of the Sears Canada credit card business; and the Neovest and Vastera acquisitions. Partially offsetting the increase were declines from the amortization of purchased credit card relationships and core deposit intangibles and the deconsolidation of Paymentech. For additional information, see Note 15 on pages 114–116 of this Annual Report.
Deposits
Deposits increased by 6% from December 31, 2004. Retail deposits increased, reflecting growth from new account acquisitions and the ongoing expansion of the retail branch distribution network. Wholesale deposits were higher, driven by growth in business volumes. For more information on deposits, refer to the RFS segment discussion and the Liquidity risk management discussion on pages 39–44 and 61–62, respectively, of this Annual Report. For more information on liability balances, refer to the CB and TSS segment discussions on pages 47–48 and 49–50, respectively, of this Annual Report.
Long-term debt and capital debt securities
Long-term debt and capital debt securities increased by $14.2 billion, or 13%, from December 31, 2004, primarily due to net new issuances of long-term debt and capital debt securities. The Firm took advantage of narrow credit spreads globally to issue opportunistically long-term debt and capital debt securities throughout 2005. Consistent with its liquidity management policy, the Firm raised funds sufficient to cover maturing obligations over the next 12 months and to support the less liquid assets on its balance sheet. Large investor cash positions and increased foreign investor participation in the corporate markets allowed JPMorgan Chase to diversify further its funding across the global markets while lengthening maturities. For additional information on the Firm’s long-term debt activity, see the Liquidity risk management discussion on pages 61–62 of this Annual Report.
Stockholders’ equity
Total stockholders’ equity increased by $1.6 billion from year-end 2004 to $107.2 billion at December 31, 2005. The increase was the result of net income for 2005 and common stock issued under employee plans, partially offset by cash dividends, stock repurchases, the redemption of $200 million of preferred stock and net unrealized losses in Accumulated other comprehensive income. For a further discussion of capital, see the Capital management section that follows.

JPMorgan Chase & Co. / 2005 Annual Report	55

Management’s discussion and analysis
JPMorgan Chase & Co.
Capital management

The Firm’s capital management framework is intended to ensure that there is capital sufficient to support the underlying risks of the Firm’s business activities, as measured by economic risk capital, and to maintain “well-capitalized” status under regulatory requirements. In addition, the Firm holds capital above these requirements in amounts deemed appropriate to achieve management’s regulatory and debt rating objectives. The Firm’s capital framework is integrated into the process of assigning equity to the lines of business.
Line of business equity
The Firm’s framework for allocating capital is based upon the following objectives:
•	Integrate firmwide capital management activities with capital management activities within each of the lines of business.

•	Measure performance consistently across all lines of business.

•	Provide comparability with peer firms for each of the lines of business.
Equity for a line of business represents the amount the Firm believes the business would require if it were operating independently, incorporating sufficient capital to address economic risk measures, regulatory capital requirements, and capital levels for similarly rated peers. Return on equity is measured and internal targets for expected returns are established as a key measure of a business segment’s performance.
For performance management purposes, the Firm initiated a methodology at the time of the Merger for allocating goodwill. Under this methodology, in the last half of 2004 and all of 2005, goodwill from the Merger and from any business acquisition by either heritage firm prior to the Merger was allocated to Corporate, as was any associated equity. Therefore, 2005 line of business equity is not comparable to equity assigned to the lines of business in prior years. The increase in average common equity in the following table for 2005 was attributable primarily to the Merger.

(in billions)	Yearly Average
Line of business equity	2005	2004	(a)

Investment Bank	$20.0	$17.3
Retail Financial Services	13.4	9.1
Card Services	11.8	7.6
Commercial Banking	3.4	2.1
Treasury & Securities Services	1.9	2.5
Asset & Wealth Management	2.4	3.9
Corporate(b)	52.6	33.1

Total common stockholders’ equity	$105.5	$75.6

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

(b)	2005 includes $43.5 billion of equity to offset goodwill and $9.1 billion of equity, primarily related to Treasury, Private Equity and the Corporate Pension Plan.
Effective January 1, 2006, the Firm expects to refine its methodology for allocating capital to the lines of business, and may continue to refine this methodology. The revised methodology, among other things, considers for each line of business goodwill associated with such line of business’ acquisitions since the Merger. As a result of this refinement, Retail Financial Services, Card Services, Commercial Banking, Treasury & Securities Services and Asset & Wealth Management will have higher amounts of capital allocated in 2006, while the amount of capital allocated to the Investment Bank will remain unchanged. In management’s view, the revised methodology assigns responsibility to the lines of business to generate returns on the amount of capital supporting acquisition-related goodwill. As part of this refinement in the capital allocation methodology, the Firm will assign to the Corporate segment an amount of equity capital equal to the then-current book value of goodwill from and prior to the Merger. In accordance with SFAS 142, the lines of business will continue to perform the required goodwill impairment testing. For a further discussion of goodwill and impairment testing, see Critical accounting estimates and Note 15 on pages 81–83 and 114–116, respectively, of this Annual Report.
Economic risk capital
JPMorgan Chase assesses its capital adequacy relative to the underlying risks of the Firm’s business activities, utilizing internal risk-assessment methodologies. The Firm assigns economic capital based primarily upon five risk factors: credit risk, market risk, operational risk and business risk for each business; and private equity risk, principally for the Firm’s private equity business.

(in billions)	Yearly Average
Economic risk capital	2005	2004	(a)

Credit risk	$22.6	$16.5
Market risk	9.8	7.5
Operational risk	5.5	4.5
Business risk	2.1	1.9
Private equity risk	3.8	4.5

Economic risk capital	43.8	34.9
Goodwill	43.5	25.9
Other(b)	18.2	14.8

Total common stockholders’ equity	$105.5	$75.6

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

(b)	Additional capital required to meet internal debt and regulatory rating objectives.
Credit risk capital
Credit risk capital is estimated separately for the wholesale businesses (Investment Bank, Commercial Banking, Treasury & Securities Services and Asset & Wealth Management) and consumer businesses (Retail Financial Services and Card Services).
Credit risk capital for the overall wholesale credit portfolio is defined in terms of unexpected credit losses, both from defaults and declines in market value due to credit deterioration, measured over a one-year period at a confidence level consistent with the level of capitalization necessary to achieve a targeted ‘AA’ solvency standard. Unexpected losses are in excess of those for which provisions for credit losses are maintained. In addition to maturity and correlations, capital allocation is differentiated by several principal drivers of credit risk: exposure at default (or loan equivalent amount), likelihood of default, loss severity, and market credit spread.
•	Loan equivalent amount for counterparty exposures in an over-the-counter derivative transaction is represented by the expected positive exposure based upon potential movements of underlying market rates. Loan equivalents for unused revolving credit facilities represent the portion of an unused commitment likely, based upon the Firm’s average portfolio historical experience, to become outstanding in the event an obligor defaults.

•	Default likelihood is based upon current market conditions for all publicly traded names and investment banking clients, by referencing the growing market in credit derivatives and secondary market loan sales. This methodology produces, in the Firm’s view, more active risk management by utilizing a forward-looking measure of credit risk. This dynamic measure captures current market conditions and will change with the credit cycle over time impacting the level of credit risk capital. For privately-held firms in the commercial banking portfolio, default likelihood is based upon longer term averages over an entire credit cycle.

56	JPMorgan Chase & Co. / 2005 Annual Report

•	Loss severity of exposure is based upon the Firm’s average historical experience during workouts, with adjustments to account for collateral or subordination.

•	Market credit spreads are used in the evaluation of changes in exposure value due to credit deterioration.
Credit risk capital for the consumer portfolio is intended to represent a capital level sufficient to support an ‘AA’ rating, and its allocation is based upon product and other relevant risk segmentation. Actual segment level default and severity experience are used to estimate unexpected losses for a one-year horizon at a confidence level equivalent to the ‘AA’ solvency standard. Statistical results for certain segments or portfolios are adjusted upward to ensure that capital is consistent with external benchmarks, including subordination levels on market transactions and capital held at representative monoline competitors, where appropriate.
Market risk capital
The Firm calculates market risk capital guided by the principle that capital should reflect the risk of loss in the value of portfolios and financial instruments caused by adverse movements in market variables, such as interest and foreign exchange rates, credit spreads, securities prices and commodities prices. Daily VAR, monthly stress-test results and other factors are used to determine appropriate capital levels. The Firm allocates market risk capital to each business segment according to a formula that weights that segment’s VAR and stress test exposures. See Market risk management on pages 75–78 of this Annual Report for more information about these market risk measures.
Operational risk capital
Capital is allocated to the lines of business for operational risk using a risk-based capital allocation methodology which estimates operational risk on a bottom-up basis. The operational risk capital model is based upon actual losses and potential scenario-based stress losses, with adjustments to the capital calculation to reflect changes in the quality of the control environment or the potential offset as a result of the use of risk-transfer products. The Firm believes the model is consistent with the new Basel II Framework and expects to propose it eventually for qualification under the advanced measurement approach for operational risk.
Business risk capital
Business risk is defined as the risk associated with volatility in the Firm’s earnings due to factors not captured by other parts of its economic-capital framework. Such volatility can arise from ineffective design or execution of business strategies, volatile economic or financial market activity, changing client expectations and demands, and restructuring to adjust for changes in the competitive environment. For business risk, capital is allocated to each business based upon historical revenue volatility and measures of fixed and variable expenses. Earnings volatility arising from other risk factors, such as credit, market, or operational risk, is excluded from the measurement of business risk capital, as those factors are captured under their respective risk capital models.
Private equity risk capital
Capital is allocated to privately- and publicly-held securities, third-party fund investments and commitments in the Private Equity portfolio to cover the potential loss associated with a decline in equity markets and related asset devaluations.
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
The federal banking regulatory agencies issued a final rule that makes permanent an interim rule issued in 2000 that provides regulatory capital relief for certain cash-collateralized securities borrowed transactions, effective February 22, 2006. The final rule also broadens the types of transactions qualifying for regulatory capital relief under the interim rule. Adoption of the rule is not expected to have a material effect on the Firm’s capital ratios.
On March 1, 2005, the FRB issued a final rule, which became effective April 11, 2005, that continues the inclusion of trust preferred securities in Tier 1 capital, subject to stricter quantitative limits and revised qualitative standards, and broadens the definition of restricted core capital elements. The rule provides for a five-year transition period. As an internationally active bank holding company, JPMorgan Chase is subject to the rule’s limitation on restricted core capital elements, including trust preferred securities, to 15% of total core capital elements, net of goodwill less any associated deferred tax liability. At December 31, 2005, JPMorgan Chase’s restricted core capital elements were 16.5% of total core capital elements. JPMorgan Chase expects to be in compliance with the 15% limit by the March 31, 2009, implementation date.
On July 20, 2004, the federal banking regulatory agencies issued a final rule that excludes assets of asset-backed commercial paper programs that are consolidated as a result of FIN 46R from risk-weighted assets for purposes of computing Tier 1 and Total risk-based capital ratios. The final rule also requires that capital be held against short-term liquidity facilities supporting asset-backed commercial paper programs. The final rule became effective September 30, 2004. In addition, both short- and long-term liquidity facilities are subject to certain asset quality tests effective September 30, 2005. Adoption of the rule did not have a material effect on the capital ratios of the Firm.
The following tables show that JPMorgan Chase maintained a well-capitalized position based upon Tier 1 and Total capital ratios at December 31, 2005 and 2004.

Capital ratios			Well-capitalized
December 31,	2005	2004	ratios

Tier 1 capital ratio	8.5%	8.7%	6.0%
Total capital ratio	12.0	12.2	10.0
Tier 1 leverage ratio	6.3	6.2	NA
Total stockholders’ equity to assets	8.9	9.1	NA

Risk-based capital components and assets

December 31, (in millions)	2005	2004

Total Tier 1 capital	$72,474	$68,621
Total Tier 2 capital	29,963	28,186

Total capital	$102,437	$96,807

Risk-weighted assets	$850,643	$791,373
Total adjusted average assets	1,152,546	1,102,456

Tier 1 capital was $72.5 billion at December 31, 2005, compared with $68.6 billion at December 31, 2004, an increase of $3.9 billion. The increase was due primarily to net income of $8.5 billion, net common stock issued under employee plans of $1.9 billion, $1.3 billion of additional qualifying trust preferred securities and a decline of $716 million in the deduction for nonqualifying intangible assets as a result of amortization. Offsetting these increases were dividends declared of $4.8 billion, common share repurchases of $3.4 billion, an increase in the deduction for goodwill of $418 million and the redemption of $200 million of preferred stock. Additional information regarding the Firm’s capital ratios and the federal regulatory capital standards to which it is subject is presented in Note 24 on pages 121–122 of this Annual Report.
Basel II
The Basel Committee on Banking Supervision published the new Basel II Framework in 2004 in an effort to update the original international bank capital

JPMorgan Chase & Co. / 2005 Annual Report	57

Management’s discussion and analysis
JPMorgan Chase & Co.

accord (“Basel I”), in effect since 1988. The goal of the Basel II Framework is to improve the consistency of capital requirements internationally, make regulatory capital more risk-sensitive, and promote enhanced risk management practices among large, internationally active banking organizations. JPMorgan Chase supports the overall objectives of the Basel II Framework.
U.S. banking regulators are in the process of incorporating the Basel II Framework into the existing risk-based capital requirements. JPMorgan Chase will be required to implement advanced measurement techniques in the U.S. by employing internal estimates of certain key risk drivers to derive capital requirements. Prior to implementation of the new Basel II Framework, JPMorgan Chase will be required to demonstrate to its U.S. bank supervisors that its internal criteria meet the relevant supervisory standards. JPMorgan Chase expects to be in compliance within the established timelines with all relevant Basel II rules.
Dividends
The Firm’s common stock dividend policy reflects JPMorgan Chase’s earnings outlook, desired payout ratios, need to maintain an adequate capital level and alternative investment opportunities. In 2005, JPMorgan Chase declared a quarterly cash dividend on its common stock of $0.34 per share. The Firm continues to target a dividend payout ratio of 30-40% of operating earnings over time.
Stock repurchases
On July 20, 2004, the Board of Directors approved an initial stock repurchase program in the aggregate amount of $6.0 billion. This amount includes shares to be repurchased to offset issuances under the Firm’s employee stock-based plans. The actual amount of shares repurchased is subject to various factors, including market conditions; legal considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account goodwill and intangibles); internal capital generation; and alternative potential investment opportunities. Under the stock repurchase program, during 2005, the Firm repurchased 93.5 million shares for $3.4 billion at an average price per share of $36.46. During 2004, the Firm repurchased 19.3 million shares for $738 million at an average price per share of $38.27. As of December 31, 2005, $1.9 billion of authorized repurchase capacity remained.
The Firm has determined that it may, from time to time, enter into written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of common stock in accordance with the repurchase program. A Rule 10b5-1 repurchase plan would allow the Firm to repurchase shares during periods when it would not otherwise be repurchasing common stock – for example, during internal trading “black-out periods.” All purchases under a Rule 10b5-1 plan must be made according to a predefined plan that is established when the Firm is not aware of material nonpublic information.
For additional information regarding repurchases of the Firm’s equity securities, see Part II, Item 5, Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities, on page 11 of JPMorgan Chase’s 2005 Form 10-K.

Off–balance sheet arrangements and contractual cash obligations

Special-purpose entities
JPMorgan Chase is involved with several types of off-balance sheet arrangements, including special purpose entities (“SPEs”), lines of credit and loan commitments. The principal uses of SPEs are to obtain sources of liquidity for JPMorgan Chase and its clients by securitizing financial assets, and to create other investment products for clients. These arrangements are an important part of the financial markets, providing market liquidity by facilitating investors’ access to specific portfolios of assets and risks. For example, SPEs are integral to the markets for mortgage-backed securities, commercial paper, and other asset-backed securities.
The basic SPE structure involves a company selling assets to the SPE. The SPE funds the purchase of those assets by issuing securities to investors. To insulate investors from creditors of other entities, including the seller of assets, SPEs can be structured to be bankruptcy-remote.
JPMorgan Chase is involved with SPEs in three broad categories: loan securitizations, multi-seller conduits and client intermediation. Capital is held, as deemed appropriate, against all SPE-related transactions and related exposures, such as derivative transactions and lending-related commitments. For a further discussion of SPEs and the Firm’s accounting for them, see Note 1 on page 91, Note 13 on pages 108–111 and Note 14 on pages 111–113 of this Annual Report.
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
For certain liquidity commitments to SPEs, the Firm could be required to provide funding if the credit rating of JPMorgan Chase Bank were downgraded below specific levels, primarily P-1, A-1 and F1 for Moody’s, Standard & Poor’s and Fitch, respectively. The amount of these liquidity commitments was $71.3 billion and $79.4 billion at December 31, 2005 and 2004, respectively. Alternatively, if JPMorgan Chase Bank were downgraded, the Firm could be replaced by another liquidity provider in lieu of providing funding under the liquidity commitment, or, in certain circumstances, could facilitate the sale or refinancing of the assets in the SPE in order to provide liquidity.
Of its $71.3 billion in liquidity commitments to SPEs at December 31, 2005, $38.9 billion was included in the Firm’s other unfunded commitments to extend credit and asset purchase agreements, included in the following table. Of the $79.4 billion of liquidity commitments to SPEs at December 31, 2004, $47.7 billion was included in the Firm’s other unfunded commitments to extend credit and asset purchase agreements. As a result of the Firm’s consolidation of multi-seller conduits in accordance with FIN 46R, $32.4 billion of these commitments, compared with $31.7 billion at December 31, 2004, are excluded from the following table, as the underlying assets of the SPEs have been included on the Firm’s Consolidated balance sheets.
The Firm also has exposure to certain SPEs arising from derivative transactions; these transactions are recorded at fair value on the Firm’s Consolidated balance sheets with changes in fair value (i.e., MTM gains and losses) recorded in Trading revenue. Such MTM gains and losses are not included in the revenue amounts reported in the table below.
The following table summarizes certain revenue information related to variable interest entities (“VIEs”) with which the Firm has significant involvement, and qualifying SPEs (“QSPEs”). The revenue reported in the table below primarily represents servicing and custodial fee income. For a further discussion of VIEs and QSPEs, see Note 1, Note 13 and Note 14, on pages 91, 108–111 and 111–113, respectively, of this Annual Report.

58	JPMorgan Chase & Co. / 2005 Annual Report

Revenue from VIEs and QSPEs

Year ended December 31,(a)
(in millions)	VIEs	(b)	QSPEs	Total

2005	$222		$1,645	$1,867
2004	154		1,438	1,592
2003	79		979	1,058

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.

(b)	Includes VIE-related revenue (i.e., revenue associated with consolidated and significant nonconsolidated VIEs).
Off-balance sheet lending-related financial instruments and guarantees
JPMorgan Chase utilizes lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk should the counterparty draw down the commitment or the Firm fulfill its obligation under the guarantee, and the counterparty subsequently fails to perform according to the terms of the contract. Most of these commitments and guarantees expire without a default occurring or without being drawn. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. Further, certain commitments, primarily related to consumer financings, are cancelable, upon notice, at the option of the Firm. For a further discussion of lending-related commitments and guarantees and the Firm’s accounting for them, see Credit risk management on pages 63–72 and Note 27 on pages 124–125 of this Annual Report.
Contractual cash obligations
In the normal course of business, the Firm enters into various contractual obligations that may require future cash payments. Commitments for future cash expenditures primarily include contracts to purchase future services and capital expenditures related to real estate-related obligations and equipment.
The accompanying table summarizes, by remaining maturity, JPMorgan Chase’s off-balance sheet lending-related financial instruments and significant contractual cash obligations at December 31, 2005. Contractual purchases and capital expenditures in the table below reflect the minimum contractual obligation under legally enforceable contracts with contract terms that are both fixed and determinable. Excluded from the following table are a number of obligations to be settled in cash, primarily in under one year. These obligations are reflected on the Firm’s Consolidated balance sheets and include Federal funds purchased and securities sold under repurchase agreements; Other borrowed funds; purchases of Debt and equity instruments; Derivative payables; and certain purchases of instruments that resulted in settlement failures. For a discussion regarding Long-term debt and trust preferred capital securities, see Note 17 on pages 117–118 of this Annual Report. For a discussion regarding operating leases, see Note 25 on page 122 of this Annual Report.

Off–balance sheet lending-related financial instruments and guarantees

	2005
By remaining maturity at December 31,	Under	1–3	3–5	Over		2004
(in millions)	1 year	years	years	5 years	Total	Total

Lending-related
Consumer	$597,047	$4,177	$3,971	$50,401	$655,596	$601,196
Wholesale:
Other unfunded commitments to extend credit(a)(b)	78,912	47,930	64,244	17,383	208,469	185,822
Asset purchase agreements(c)	9,501	17,785	2,947	862	31,095	39,330
Standby letters of credit and guarantees(a)(d)	24,836	19,588	27,935	4,840	77,199	78,084
Other letters of credit(a)	6,128	586	247	40	7,001	6,163

Total wholesale	119,377	85,889	95,373	23,125	323,764	309,399

Total lending-related	$716,424	$90,066	$99,344	$73,526	$979,360	$910,595

Other guarantees
Securities lending guarantees(e)	$244,316	$—	$—	$—	$244,316	$220,783
Derivatives qualifying as guarantees(f)	25,158	14,153	2,264	20,184	61,759	53,312

Contractual cash obligations
By remaining maturity at December 31, (in millions)

Time deposits of $100,000 and over	$111,359	$2,917	$805	$692	$115,773	$115,343
Long-term debt	16,323	41,137	19,107	31,790	108,357	95,422
Trust preferred capital debt securities	—	—	—	11,529	11,529	10,296
FIN 46R long-term beneficial interests(g)	106	80	24	2,144	2,354	6,393
Operating leases(h)	993	1,849	1,558	5,334	9,734	9,853
Contractual purchases and capital expenditures	1,145	777	255	147	2,324	2,742
Obligations under affinity and co-brand programs	1,164	2,032	1,891	1,790	6,877	4,402
Other liabilities(i)	762	1,636	1,172	8,076	11,646	10,966

Total	$131,852	$50,428	$24,812	$61,502	$268,594	$255,417

(a)	Represents contractual amount net of risk participations totaling $29.3 billion and $26.4 billion at December 31, 2005 and 2004, respectively.

(b)	Includes unused advised lines of credit totaling $28.3 billion and $22.8 billion at December 31, 2005 and 2004, respectively, which are not legally binding. In regulatory filings with the FRB, unused advised lines are not reportable.

(c)	The maturity is based upon the weighted average life of the underlying assets in the SPE, primarily multi-seller asset-backed commercial paper conduits.

(d)	Includes unused commitments to issue standby letters of credit of $37.5 billion and $38.4 billion at December 31, 2005 and 2004, respectively.

(e)	Collateral held by the Firm in support of securities lending indemnification agreements was $245.0 billion and $221.6 billion at December 31, 2005 and 2004, respectively.

(f)	Represents notional amounts of derivative guarantees. For a further discussion of guarantees, see Note 27 on pages 124–125 of this Annual Report.

(g)	Included on the Consolidated balance sheets in Beneficial interests issued by consolidated VIEs.

(h)	Excludes benefit of noncancelable sublease rentals of $1.3 billion and $689 million at December 31, 2005 and 2004, respectively.

(i)	Includes deferred annuity contracts and expected funding for pension and other postretirement benefits for 2006. Funding requirements for pension and postretirement benefits after 2006 are excluded due to the significant variability in the assumptions required to project the timing of future cash payments.

JPMorgan Chase & Co. / 2005 Annual Report	59

Management’s discussion and analysis
JPMorgan Chase & Co.
Risk management

Risk is an inherent part of JPMorgan Chase’s business activities. The Firm’s risk management framework and governance structure is intended to provide comprehensive controls and ongoing management of the major risks inherent in its business activities.
The Firm’s ability to properly identify, measure, monitor and report risk is critical to both soundness and profitability.
•	Risk identification: The Firm identifies risk by dynamically assessing the potential impact of internal and external factors on transactions and positions. Business and risk professionals develop appropriate mitigation strategies for the identified risks.

•	Risk measurement: The Firm measures risk using a variety of methodologies, including calculating probable loss, unexpected loss and value-at-risk, and by conducting stress tests and making comparisons to external benchmarks. Measurement models and related assumptions are routinely reviewed with the goal of ensuring that the Firm’s risk estimates are reasonable and reflective of underlying positions.

•	Risk monitoring/Control: The Firm establishes risk management policies and procedures. These policies contain approved limits by customer, product and business that are monitored on a daily, weekly and monthly basis as appropriate.

•	Risk reporting: Risk reporting covers all lines of business and is provided to management on a daily, weekly and monthly basis as appropriate.
Risk governance
The Firm’s risk governance structure is built upon the premise that each line of business is responsible for managing the risks inherent in its business activity. There are eight major risk types identified in the business activities of the Firm: liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and reputation risk, fiduciary risk and private equity risk. As part of the risk management structure, each line of business has a Risk Committee responsible for decisions relating to risk strategy, policies and control. Where appropriate, the Risk Committees escalate risk issues to the Firm’s Operating Committee, comprised of senior officers of the Firm, or to the Risk Working Group, a subgroup of the Operating Committee.
Overlaying risk management within the lines of business are three corporate functions: Treasury, Risk Management and Office of the General Counsel. Treasury is responsible for measuring, monitoring, reporting and managing the interest rate and liquidity risk profile of the Firm. Risk Management, under the direction of the Chief Risk Officer reporting to the Chief Executive Officer, provides an independent firmwide function of control and management of risk. Within Risk Management are those units responsible for credit risk, market risk, operational risk, private equity risk and risk technology and operations, as well as Risk Management Services, which is responsible for risk policy and methodology, risk reporting and risk education. The Office of the General Counsel has oversight function for legal, reputation and fiduciary risk.
In addition to the six lines of business risk committees and these corporate functions, the Firm maintains an Asset & Liability Committee (“ALCO”), which oversees interest rate and liquidity risk, and capital management, as well as the Firm’s funds transfer pricing policy, through which lines of business transfer interest rate risk to Treasury. Treasury has responsibility for ALCO policies and control and transfers aggregate risk positions to the Chief Investment Office, which has responsibility for managing the risk. There is also an Investment Committee, which reviews key aspects of the Firm’s global M&A activities that are undertaken for its own investment account and that fall outside the scope of the Firm’s private equity and other principal finance activities.

The Board of Directors exercises its oversight of risk management as a whole and through the Board’s Risk Policy Committee and Audit Committee.
The Risk Policy Committee is responsible for oversight of management’s responsibilities to assess and manage the Firm’s risks as described above.

60	JPMorgan Chase & Co. / 2005 Annual Report

The Audit Committee is responsible for oversight of guidelines and policies that govern the process by which risk assessment and management is undertaken. In addition, the Audit Committee reviews with management the system of internal controls and financial reporting that is relied upon to provide reasonable assurance of compliance with the Firm’s operational risk management processes. Both committees are responsible for oversight of reputation risk. The Chief Risk Officer and other management report on the risks of the Firm to the Board of Directors, particularly through the Board’s Risk Policy Committee and Audit Committee. The major risk types identified by the Firm are discussed in the following sections.

Liquidity risk management

Liquidity risk arises from the general funding needs of the Firm’s activities and in the management of its assets and liabilities. JPMorgan Chase’s liquidity management framework is intended to maximize liquidity access and minimize funding costs. Through active liquidity management, the Firm seeks to preserve stable, reliable and cost-effective sources of funding. This enables the Firm to replace maturing obligations when due and fund assets at appropriate maturities and rates. To accomplish this task, management uses a variety of liquidity risk measures that take into consideration market conditions, prevailing interest rates, liquidity needs and the desired maturity profile of liabilities.
Governance
The Asset & Liability Committee (“ALCO”) reviews the Firm’s overall liquidity policy and oversees the contingency funding plan. The ALCO also provides oversight of the Firm’s exposure to SPEs, with particular focus on the potential liquidity support requirements that the Firm may have to those SPEs.
Treasury is responsible for formulating the Firm’s liquidity strategy and targets, understanding the Firm’s on- and off-balance sheet liquidity obligations, providing policy guidance, overseeing policy adherence, and maintaining contingency planning and stress testing. In addition, it identifies and measures internal and external liquidity warning signals to permit early detection of liquidity issues.
An extension of the Firm’s ongoing liquidity management is its contingency funding plan. The goals of the plan are to ensure maintenance of appropriate liquidity during normal and stress periods, measure and project funding requirements during periods of stress, and manage access to funding sources. The plan considers temporary and long-term stress scenarios where access to unsecured funding is severely limited or nonexistent. The plan forecasts potential funding needs, taking into account both on- and off-balance sheet exposures, separately evaluating access to funds by the parent holding company and JPMorgan Chase Bank.
The Firm’s liquidity risk framework also incorporates tools to monitor three primary measures of liquidity:
•	Holding company short-term position: Measures the parent holding company’s ability to repay all obligations with a maturity of less than one year at a time when the ability of the Firm’s subsidiaries to pay dividends to the parent company is constrained. Holding company short-term position is managed to a positive position over time.

•	Cash capital surplus: Measures the Firm’s ability to fund assets on a fully collateralized basis, assuming access to unsecured funding is lost. This measurement is intended to ensure that the illiquid portion of the balance sheet can be funded by equity, long-term debt, trust preferred securities and deposits the Firm believes to be core.
•	Basic surplus: Measures the Bank’s ability to sustain a 90-day stress event that is specific to the Firm where no new funding can be raised to meet obligations as they come due.
Each liquidity position is managed to provide sufficient surplus.
Risk monitoring and reporting
Treasury is responsible for measuring, monitoring, reporting and managing the liquidity profile of the Firm through both normal and stress periods. Treasury analyzes the diversity and maturity structure of the Firm’s sources of funding; and assesses downgrade impact scenarios, contingent funding needs, and overall collateral availability and pledging status. A downgrade analysis considers the impact of both parent and bank level downgrades (one- and two-notch) and calculates the loss of funding and increase in annual funding costs for both scenarios. A trigger-risk funding analysis considers the impact of a bank level downgrade through A-1/P-1 as well as the increased contingent funding requirements that would be triggered. These liquidity analytics rely on management’s judgment about JPMorgan Chase’s ability to liquidate assets or use them as collateral for borrowings and take into account credit risk management’s historical data on the funding of loan commitments (e.g., commercial paper back-up facilities), liquidity commitments to SPEs, commitments with rating triggers and collateral posting requirements. For a further discussion of SPEs and other off-balance sheet arrangements, see Off-balance sheet arrangements and contractual cash obligations on pages 58–59, as well as Note 1, Note 13, Note 14 and Note 27 on pages 91, 108–111, 111–113, and 124–125, respectively, of this Annual Report.
Funding
Sources of funds
Consistent with its liquidity management policy, the Firm has raised funds at the parent holding company sufficient to cover its obligations and those of its nonbank subsidiaries that mature over the next 12 months. Long-term funding needs for the parent holding company over the next several quarters are expected to be consistent with prior periods.
As of December 31, 2005, the Firm’s liquidity position remained strong based upon its liquidity metrics. JPMorgan Chase’s long-dated funding, including core deposits, exceeds illiquid assets, and the Firm believes its obligations can be met even if access to funding is impaired.
The diversity of the Firm’s funding sources enhances financial flexibility and limits dependence on any one source, thereby minimizing the cost of funds. The deposits held by the RFS, CB and TSS lines of business are a stable and consistent source of funding for JPMorgan Chase Bank. As of December 31, 2005, total deposits for the Firm were $555 billion, which represented 67% of the Firm’s funding liabilities. A significant portion of the Firm’s retail deposits are “core” deposits, which are less sensitive to interest rate changes and therefore are considered more stable than market-based deposits. Core

JPMorgan Chase & Co. / 2005 Annual Report	61

Management’s discussion and analysis
JPMorgan Chase & Co.

deposits include all U.S. deposits insured by the FDIC, up to the legal limit of $100,000 per depositor. In 2005, core bank deposits increased approximately 8% from 2004 year-end. In addition to core retail deposits, the Firm benefits from substantial, geographically diverse corporate liability balances originated by TSS and CB through the normal course of business. These franchise-generated core liability balances are also a stable and consistent source of funding due to the nature of the businesses from which they are generated. For a further discussion of deposit and liability balance trends, see Business Segment Results and Balance Sheet Analysis on pages 34–35 and 55, respectively, of this Annual Report.
Additional sources of funds include a variety of both short- and long-term instruments, including federal funds purchased, commercial paper, bank notes, medium- and long-term debt, and capital debt securities. This funding is managed centrally, using regional expertise and local market access, to ensure active participation in the global financial markets while maintaining consistent global pricing. These markets serve as a cost-effective and diversified source of funds and are a critical component of the Firm’s liquidity management. Decisions concerning the timing and tenor of accessing these markets are based upon relative costs, general market conditions, prospective views of balance sheet growth and a targeted liquidity profile.
Finally, funding flexibility is provided by the Firm’s ability to access the repo and asset securitization markets. These markets are evaluated on an ongoing basis to achieve an appropriate balance of secured and unsecured funding. The ability to securitize loans, and the associated gains on those securitizations, are principally dependent upon the credit quality and yields of the assets securitized and are generally not dependent upon the credit ratings of the issuing entity. Transactions between the Firm and its securitization structures are reflected in JPMorgan Chase’s consolidated financial statements; these relationships include retained interests in securitization trusts, liquidity facilities and derivative transactions. For further details, see Off-balance sheet arrangements and contractual cash obligations and Notes 13 and 27 on pages 58–59, 108–111 and 124–125, respectively, of this Annual Report.
Issuance
Corporate credit spreads widened modestly in 2005 across most industries and sectors. On an historical basis, credit spreads remain near historic tight levels as corporate balance sheet cash positions are strong and corporate profits generally healthy. JPMorgan Chase’s credit spreads performed in line with peer spreads in 2005.
Continued strong foreign investor participation in the global corporate markets allowed JPMorgan Chase to identify attractive opportunities globally to further diversify its funding and capital sources while lengthening maturities. During 2005, JPMorgan Chase issued approximately $43.7 billion of long-term debt and capital debt securities. These issuances were offset partially by $26.9 billion of long-term debt and capital debt securities that matured or were redeemed and the Firm’s redemption of $200 million of preferred stock. In addition, in 2005 the Firm securitized approximately $18.1 billion of residential mortgage loans, $15.1 billion of credit card loans and $3.8 billion of automobile loans, resulting in pre-tax gains on securitizations of $21 million, $101 million and $9 million, respectively. For a further discussion of loan securitizations, see Note 13 on pages 108–111 of this Annual Report.

Credit ratings
The credit ratings of JPMorgan Chase’s parent holding company and each of its significant banking subsidiaries, as of December 31, 2005 and 2004, were as follows:

	Short-term debt			Senior long-term debt
	Moody's	S&P	Fitch	Moody's	S&P	Fitch

JPMorgan Chase & Co.	P-1	A-1	F1	Aa3	A+	A+
JPMorgan Chase Bank, N.A.	P-1	A-1+	F1+	Aa2	AA-	A+
Chase Bank USA, N.A.	P-1	A-1+	F1+	Aa2	AA-	A+

The Firm’s principal insurance subsidiaries had the following financial strength ratings as of December 31, 2005:

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
If the Firm’s ratings were downgraded by one notch, the Firm estimates the incremental cost of funds and the potential loss of funding to be negligible. Additionally, the Firm estimates the additional funding requirements for VIEs and other third-party commitments would not be material. In the current environment, the Firm believes a downgrade is unlikely. For additional information on the impact of a credit ratings downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements, see Special-purpose entities on pages 58–59 and Ratings profile of derivative receivables mark-to-market (“MTM”) on page 69, of this Annual Report.

62	JPMorgan Chase & Co. / 2005 Annual Report

Credit risk management

Credit risk is the risk of loss from obligor or counterparty default. The Firm provides credit to customers of all sizes, from large corporate clients to loans for the individual consumer. The Firm manages the risk/reward relationship of each portfolio and discourages the retention of loan assets that do not generate a positive return above the cost of risk-adjusted capital. The majority of the Firm’s wholesale loan originations (primarily to IB clients) continues to be distributed into the marketplace, with residual holds by the Firm averaging less than 10%. Wholesale loans generated by CB and AWM are generally retained on the balance sheet. With regard to the prime consumer credit market, the Firm focuses on creating a portfolio that is diversified from both a product and a geographical perspective. Within the prime mortgage business, originated loans are retained on the balance sheet as well as selectively sold to government agencies; the latter category is routinely classified as held-for-sale.
Credit risk organization
Credit risk management is overseen by the Chief Risk Officer, a member of the Firm’s Operating Committee. The Firm’s credit risk management governance structure consists of the following primary functions:
•	establishes a comprehensive credit risk policy framework

•	calculates Allowance for credit losses and ensures appropriate credit risk-based capital management

•	assigns and manages credit authorities to approve all credit exposure

•	monitors and manages credit risk across all portfolio segments

•	manages criticized exposures
Risk identification
The Firm is exposed to credit risk through lending (e.g., loans and lending-related commitments), derivatives trading and capital markets activities. The credit risk function works in partnership with the business segments in identifying and aggregating exposure across all lines of business.
Risk measurement
To measure credit risk, the Firm employs several methodologies for estimating the likelihood of obligor or counterparty default. Losses generated by consumer loans are more predictable than wholesale losses, but are subject to cyclical and seasonal factors. Although the frequency of loss is higher on consumer loans than on wholesale loans, the severity of loss is typically lower and more manageable. As a result of these differences, methodologies vary depending on certain factors, including type of asset (e.g., consumer installment versus wholesale loan), risk measurement parameters (e.g., delinquency status and credit bureau score versus wholesale risk rating) and risk management and collection processes (e.g., retail collection center versus centrally managed workout groups). Credit risk measurement is based upon the amount of exposure should the obligor or the counterparty default, the probability of default and the loss severity given a default event. Based upon these factors and related market-based inputs, the Firm estimates both probable and unexpected losses for the wholesale and consumer portfolios. Probable losses, reflected in the Provision for credit losses, are generally statistically-based estimates of credit losses over time, anticipated as a result of obligor or counterparty default. However, probable losses are not the sole indicators of risk. If losses were entirely predictable, the probable loss rate could be factored into pricing and covered as a normal and recurring cost of doing business. Unexpected losses, reflected in the allocation of credit risk capital, represent the potential volatility of actual losses relative to the probable level of losses. (Refer to Capital management on pages 56–58 of this Annual Report for a further discussion of the credit risk capital methodology.) Risk measurement for the wholesale portfolio is assessed primarily on a risk-rated basis; for the consumer portfolio, it is assessed primarily on a credit-scored basis.
Risk-rated exposure
For portfolios that are risk-rated, probable and unexpected loss calculations are based upon estimates of probability of default and loss given default. Probability of default is expected default calculated on an obligor basis. Loss given default is an estimate of losses that are based upon collateral and structural support for each credit facility. Calculations and assumptions are based upon management information systems and methodologies which are under continual review. Risk ratings are assigned and reviewed on an ongoing basis by Credit Risk Management and revised, if needed, to reflect the borrowers’ current risk profiles and the related collateral and structural positions.
Credit-scored exposure
For credit-scored portfolios (generally held in RFS and CS), probable loss is based upon a statistical analysis of inherent losses over discrete periods of time. Probable losses are estimated using sophisticated portfolio modeling, credit scoring and decision-support tools to project credit risks and establish underwriting standards. In addition, common measures of credit quality derived from historical loss experience are used to predict consumer losses. Other risk characteristics evaluated include recent loss experience in the portfolios, changes in origination sources, portfolio seasoning, loss severity and underlying credit practices, including charge-off policies. These analyses are applied to the Firm’s current portfolios in order to forecast delinquencies and severity of losses, which determine the amount of probable losses. These factors and analyses are updated on a quarterly basis.
Risk monitoring
The Firm has developed policies and practices that are designed to preserve the independence and integrity of decision-making and ensure credit risks are accurately assessed, properly approved, continually monitored and actively managed at both the transaction and portfolio levels. The policy framework establishes credit approval authorities, concentration limits, risk-rating methodologies, portfolio-review parameters and problem-loan management. Wholesale credit risk is continually monitored on both an aggregate portfolio level and on an individual customer basis. For consumer credit risk, the key focus items are trends and concentrations at the portfolio level, where potential problems can be remedied through changes in underwriting policies and portfolio guidelines. Consumer Credit Risk Management monitors trends against business expectations and industry benchmarks. In order to meet credit risk management objectives, the Firm seeks to maintain a risk profile that is diverse in terms of borrower, product type, industry and geographic concentration. Additional diversification of the Firm’s exposure is accomplished through loan syndication and participations, loan sales, securitizations, credit derivatives and other risk-reduction techniques.
Risk reporting
To enable monitoring of credit risk and decision-making, aggregate credit exposure, credit metric forecasts, hold-limit exceptions and risk profile changes are reported regularly to senior credit risk management. Detailed portfolio reporting of industry, customer and geographic concentrations occurs monthly, and the appropriateness of the allowance for credit losses is reviewed by senior management at least on a quarterly basis. Through the risk reporting and governance structure, credit risk trends and limit exceptions are provided regularly to, and discussed with, the Operating Committee.
2005 Credit risk overview
The wholesale portfolio experienced continued credit strength during 2005. Wholesale nonperforming loans were down by $582 million, or 37%, from 2004; net recoveries were $77 million compared with net charge-offs of

JPMorgan Chase & Co. / 2005 Annual Report	63

Management’s discussion and analysis
JPMorgan Chase & Co.

$186 million in 2004; and the allowance for credit losses decreased by $740 million, or 21%, reflecting the quality of the portfolio at this time. The Firm anticipates a return to more normal provisioning for credit losses for the wholesale portfolio in 2006. In 2005, the Firm also made significant strides in the multi-year initiative to reengineer specific components of the wholesale credit risk infrastructure. The Firm is on target to meet the goals of enhancing the timeliness and accuracy of risk and exposure information and reporting; management of credit risk in the retained portfolio; support of client relationships; allocation of economic capital and compliance with Basel II initiatives.
Consumer credit was impacted in 2005 by two significant events, Hurricane Katrina and federal bankruptcy reform legislation. Hurricane Katrina impacted customers across all consumer businesses (and to a lesser extent CB and AWM). As a result, the consumer Allowance for loan losses was increased by $350 million ($250 million in RFS, and $100 million in CS). It is anticipated that the majority of charge-offs associated with the hurricane will be taken against the allowance in 2006. Bankruptcy reform legislation became effective on October 17, 2005. This legislation prompted a “rush to file” effect that resulted in a spike in bankruptcy filings and increased credit losses, predominantly in CS, where it is believed that $575 million in estimated bankruptcy legislation-related credit losses occurred in the fourth quarter of 2005. It is anticipated that the first half of 2006 will experience lower credit card net charge-offs, as the record levels of bankruptcy filings in the 2005 fourth quarter are believed to have included bankruptcy filings that would have occurred in 2006. With the exception of the events noted above, the 2005 underlying credit performance, which was driven by favorable loss severity performance in residential real estate, continued to be strong. CS continues to quantify and refine the impact associated with changes in the FFIEC minimum-payment requirements. Actual implementation of the new payment requirements began in late 2005 and will run through early 2006; CS anticipates higher net charge-offs during the second half of 2006 as a result.
In 2005, the Firm continued to grow the consumer loan portfolio, focusing on businesses providing the most appropriate risk/reward relationship while keeping within the Firm’s desired risk tolerance. During the past year, the Firm continued a de-emphasis of vehicle leasing and sold its $2 billion recreational vehicle portfolio. Continued growth in most core consumer lending products (residential real estate, credit cards and small business) reflected a focus on the prime credit quality segment of the market.

Credit portfolio

The following table presents JPMorgan Chase’s credit portfolio as of December 31, 2005 and 2004. Total credit exposure at December 31, 2005, increased by $67 billion from December 31, 2004, reflecting an increase of $11 billion in the wholesale credit portfolio and $56 billion in the consumer credit portfolio. The significant majority of the consumer portfolio increase, or $54 billion, was primarily from growth in lending-related commitments. In the table below, reported loans include all HFS loans, which are carried at the lower of cost or fair value with changes in value recorded in Other income. However, these HFS loans are excluded from the average loan balances used for the net charge-off rate calculations.

Total credit portfolio

			Nonperforming							Average annual
As of or for the year ended December 31,	Credit exposure		assets(i)				Net charge-offs			net charge-off rate(k)
(in millions, except ratios)	2005	2004	2005		2004		2005	2004	(h)	2005	2004 (h)

Total credit portfolio
Loans – reported(a)	$419,148	$402,114	$2,343	(j)	$2,743	(j)	$3,819	$3,099		1.00%	1.08%
Loans – securitized(b)	70,527	70,795	—		—		3,776	2,898		5.47	5.51

Total managed loans(c)	489,675	472,909	2,343		2,743		7,595	5,997		1.68	1.76
Derivative receivables(d)	49,787	65,982	50		241		NA	NA		NA	NA
Interests in purchased receivables	29,740	31,722	—		—		NA	NA		NA	NA

Total managed credit-related assets	569,202	570,613	2,393		2,984		7,595	5,997		1.68	1.76
Lending-related commitments(e)	979,360	910,595	NA		NA		NA	NA		NA	NA
Assets acquired in loan satisfactions	NA	NA	197		247		NA	NA		NA	NA

Total credit portfolio	$1,548,562	$1,481,208	$2,590		$3,231		$7,595	$5,997		1.68%	1.76%

Credit derivative hedges notional(f)	$(29,882)	$(37,200)	$(17)		$(15)		NA	NA		NA	NA
Collateral held against derivatives	(6,000)	(9,301)	NA		NA		NA	NA		NA	NA

Held-for-sale
Total average HFS loans	$27,689	$20,860 (h)	NA		NA		NA	NA		NA	NA
Nonperforming – purchased(g)	341	351	NA		NA		NA	NA		NA	NA

(a)	Loans are presented net of unearned income of $3.0 billion and $4.1 billion at December 31, 2005 and 2004, respectively.
(b)	Represents securitized credit card receivables. For a further discussion of credit card securitizations, see Card Services on pages 45–46 of this Annual Report.
(c)	Past-due 90 days and over and accruing include loans of $1.1 billion and $998 million, and related credit card securitizations of $730 million and $1.3 billion at December 31, 2005 and 2004, respectively.
(d)	Reflects net cash received under credit support annexes to legally enforceable master netting agreements of $27 billion and $32 billion as of December 31, 2005 and 2004, respectively.
(e)	Includes wholesale unused advised lines of credit totaling $28.3 billion and $22.8 billion at December 31, 2005 and 2004, respectively, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable. Credit card lending-related commitments of $579 billion and $532 billion at December 31, 2005 and 2004, respectively, represents the total available credit to its cardholders; however, the Firm can reduce or cancel these commitments at any time as permitted by law.
(f)	Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit risk of credit exposures; these derivatives do not qualify for hedge accounting under SFAS 133.
(g)	Represents distressed HFS wholesale loans purchased as part of IB’s proprietary activities, which are excluded from nonperforming assets.
(h)	Includes six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
(i)	Includes nonperforming HFS loans of $136 million and $15 million as of December 31, 2005 and 2004, respectively.
(j)	Excludes nonperforming assets related to loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by government agencies of $1.1 billion and $1.5 billion for December 31, 2005 and 2004, respectively. These amounts are excluded, as reimbursement is proceeding normally.
(k)	Net charge-off rates exclude average loans HFS.

64	JPMorgan Chase & Co. / 2005 Annual Report

Wholesale credit portfolio

As of December 31, 2005, wholesale exposure (IB, CB, TSS and AWM) increased by $11 billion from December 31, 2004. Increases in Loans and lending-related commitments were offset partially by reductions in Derivative receivables and Interests in purchased receivables. As described on pages 36–37 of this Annual Report, the increase in Loans was primarily in the IB, reflecting an increase in loans held-for-sale related to securitization and syndication activities and growth in the IB credit portfolio. The increase in lending-related commitments was mostly due to CB activity. The decrease in Derivative receivables was due primarily to the appreciation of the U.S. dollar and higher interest rates, partially offset by rising commodity prices.

Wholesale			Nonperforming						Average annual
As of or for the year ended December 31,	Credit exposure		assets(g)		Net charge-offs				net charge-off rate(i)
(in millions, except ratios)	2005	2004	2005	2004	2005		2004	(f)	2005	2004 (f)

Loans – reported(a)	$150,111	$135,067	$992	$1,574	$(77)		$186		(0.06)%	0.18%
Derivative receivables(b)	49,787	65,982	50	241	NA		NA		NA	NA
Interests in purchased receivables	29,740	31,722	—	—	NA		NA		NA	NA

Total wholesale credit-related assets	229,638	232,771	1,042	1,815	(77)		186		(0.06)	0.18
Lending-related commitments(c)	323,764	309,399	NA	NA	NA		NA		NA	NA
Assets acquired in loan satisfactions	NA	NA	17	23	NA		NA		NA	NA

Total wholesale credit exposure	$553,402	$542,170	$1,059	$1,838	$(77	)(h)	$186		(0.06)%	0.18%

Credit derivative hedges notional(d)	$(29,882)	$(37,200)	$(17)	$(15)	NA		NA		NA	NA
Collateral held against derivatives	(6,000)	(9,301)	NA	NA	NA		NA		NA	NA
Held-for-sale
Total average HFS loans	$12,014	$6,124 (f)	NA	NA	NA		NA		NA	NA
Nonperforming – purchased(e)	341	351	NA	NA	NA		NA		NA	NA

(a)	Past-due 90 days and over and accruing include loans of $50 million and $8 million at December 31, 2005 and 2004, respectively.
(b)	Reflects net cash received under credit support annexes to legally enforceable master netting agreements of $27 billion and $32 billion as of December 31, 2005 and 2004, respectively.
(c)	Includes unused advised lines of credit totaling $28.3 billion and $22.8 billion at December 31, 2005 and 2004, respectively, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable.
(d)	Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit risk of credit exposures; these derivatives do not qualify for hedge accounting under SFAS 133.
(e)	Represents distressed HFS loans purchased as part of IB’s proprietary activities, which are excluded from nonperforming assets.
(f)	Includes six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
(g)	Includes nonperforming HFS loans of $109 million and $2 million as of December 31, 2005 and 2004, respectively.
(h)	Excludes $67 million in gains on sales of nonperforming loans in 2005; for additional information, see page 67 of this Annual Report.
(i)	Net charge-off rates exclude average loans HFS.
Below are summaries of the maturity and ratings profiles of the wholesale portfolio as of December 31, 2005 and 2004. The ratings scale is based upon the Firm’s internal risk ratings and is presented on an S&P-equivalent basis.

Wholesale exposure	Maturity profile(c)				Ratings profile
At December 31, 2005					Investment-grade ("IG")(d)	Noninvestment-grade(d)		Total %
(in billions, except ratios)	<1 year(d)	1–5 years(d)	> 5 years(d)	Total	AAA to BBB-	BB+ & below	Total	of IG(d)

Loans	43%	44%	13%	100%	$87	$45	$132	66%
Derivative receivables	2	42	56	100	42	8	50	84
Interests in purchased receivables	41	57	2	100	29	—	29	100
Lending-related commitments	37	56	7	100	276	48	324	85

Total excluding HFS	36%	52%	12%	100%	$434	$101	535	81%
Held-for-sale(a)							18

Total exposure							$553

Credit derivative hedges notional(b)	15%	74%	11%	100%	$(27)	$(3)	$(30)	90%

	Maturity profile(c)				Ratings profile
At December 31, 2004					Investment-grade ("IG")(d)	Noninvestment-grade(d)		Total %
(in billions, except ratios)	<1 year(d)	1–5 years(d)	> 5 years(d)	Total	AAA to BBB-	BB+ & below	Total	of IG(d)

Loans	44%	43%	13%	100%	$83	$46	$129	64%
Derivative receivables	19	39	42	100	57	9	66	86
Interests in purchased receivables	37	61	2	100	32	—	32	100
Lending-related commitments	46	52	2	100	266	43	309	86

Total excluding HFS	42%	49%	9%	100%	$438	$98	536	82%
Held-for-sale(a)							6

Total exposure							$542

Credit derivative hedges notional(b)	18%	77%	5%	100%	$(35)	$(2)	$(37)	95%

(a)	HFS loans primarily relate to securitization and syndication activities.
(b)	Ratings are based upon the underlying referenced assets.
(c)	The maturity profile of Loans and lending-related commitments is based upon the remaining contractual maturity. The maturity profile of Derivative receivables is based upon the maturity profile of Average exposure. See page 68 of this Annual Report for a further discussion of Average exposure.
(d)	Excludes HFS loans.

JPMorgan Chase & Co. / 2005 Annual Report	65

Management’s discussion and analysis
JPMorgan Chase & Co.

At December 31, 2005, the percentage of the investment-grade wholesale exposure, excluding HFS, remained relatively unchanged from December 31, 2004. Derivative receivables of less than one year decreased as a result of the appreciation of the U.S. dollar on short-dated foreign exchange (“FX”) contracts. The percentage of derivative exposure greater than 5 years increased from 42% to 56% at year-end 2005, primarily as a result of the reduction in shorter-dated exposure.
Wholesale credit exposure – selected industry concentration
The Firm continues to focus on the management and diversification of industry concentrations, with particular attention paid to industries with actual or potential credit concerns. As of December 31, 2005, the top 10 industries remained predominantly unchanged from year-end 2004, with the exception of Oil and gas, which replaced Media. Below are summaries of the top 10 industry concentrations as of December 31, 2005 and 2004.

								Collateral
				Noninvestment-grade				held against
As of December 31, 2005	Credit		Investment			Net charge-offs/	Credit	derivative
(in millions, except ratios)	exposure	(d)	grade	Noncriticized	Criticized	(recoveries)	derivative hedges(e)	receivables (d)

Top 10 industries(a)
Banks and finance companies	$53,579		88%	$6,462	$232	$(16)	$(9,490)	$(1,482)
Real estate	29,974		55	13,226	276	—	(560)	(2)
Consumer products	25,678		71	6,791	590	2	(927)	(28)
Healthcare	25,435		79	4,977	243	12	(581)	(7)
State and municipal governments(b)	25,328		98	409	40	—	(597)	(1)
Utilities	20,482		90	1,841	295	(4)	(1,624)	—
Retail and consumer services(b)	19,920		75	4,654	288	12	(989)	(5)
Oil and gas	18,200		77	4,267	9	—	(1,007)	—
Asset managers	17,358		82	2,949	103	(1)	(25)	(954)
Securities firms and exchanges	17,094		89	1,833	15	—	(2,009)	(1,525)
All other	282,802		82	47,966	3,081	(82)	(12,073)	(1,996)

Total excluding HFS	$535,850		81%	$95,375	$5,172	$(77)	$(29,882)	$(6,000)

Held-for-sale(c)	17,552

Total exposure	$553,402

								Collateral
				Noninvestment-grade				held against
As of December 31, 2004	Credit		Investment			Net charge-offs/	Credit	derivative
(in millions, except ratios)	exposure	(d)	grade	Noncriticized	Criticized	(recoveries)	derivative hedges(e)	receivables (d)

Top 10 industries(a) Banks and finance companies	$55,840		90%	$5,348	$187	$6	$(11,695)	$(3,464)
Real estate	25,761		62	9,036	765	9	(800)	(45)
Consumer products	21,251		68	6,267	479	85	(1,189)	(50)
Healthcare	21,890		79	4,321	249	1	(741)	(13)
State and municipal governments	19,728		97	592	14	—	(394)	(18)
Utilities	21,132		85	2,316	890	63	(2,247)	(27)
Retail and consumer services	21,573		76	4,815	393	—	(1,767)	(42)
Oil and gas	14,420		81	2,713	51	9	(1,282)	(26)
Asset managers	20,199		79	4,192	115	(15)	(80)	(655)
Securities firms and exchanges	18,034		88	2,218	17	1	(1,398)	(2,068)
All other	295,902		82	48,150	5,122	27	(15,607)	(2,893)

Total excluding HFS	$535,730		82%	$89,968	$8,282	$186	$(37,200)	$(9,301)

Held-for-sale(c)	6,440

Total exposure	$542,170

(a)	Based upon December 31, 2005, determination of Top 10 industries.
(b)	During the second quarter of 2005, the Firm revised its industry classification for educational institutions to better reflect risk correlations and enhance the Firm’s management of industry risk, resulting in an increase to State and municipal governments and a decrease to Retail and consumer services.
(c)	HFS loans primarily relate to securitization and syndication activities.
(d)	Credit exposure is net of risk participations and excludes the benefit of credit derivative hedges and collateral held against derivative receivables or loans. At December 31, 2005 and 2004, collateral held against derivative receivables excludes $27 billion and $32 billion, respectively, of cash collateral as a result of the Firm electing to report the fair value of derivative assets and liabilities net of cash received and paid, respectively, under legally enforceable master netting agreements.
(e)	Represents notional amounts only; these credit derivatives do not qualify for hedge accounting under SFAS 133.

66	JPMorgan Chase & Co. / 2005 Annual Report

Wholesale criticized exposure
Exposures deemed criticized generally represent a ratings profile similar to a rating of CCC+/Caa1 and lower, as defined by Standard & Poor’s/Moody’s. The criticized component of the portfolio decreased to $5.2 billion (excluding HFS) at December 31, 2005, from $8.3 billion at year-end 2004, reflecting strong credit quality, refinancings and gross charge-offs. Also contributing to the decline was a refinement in methodology in the first quarter of 2005 to align the ratings methodologies of the heritage firms.
At December 31, 2005, Automotive, Telecom services and Retail and consumer services moved into the top 10 of wholesale criticized exposure, replacing Chemicals/plastics, Business services and Metals/mining industries.
Wholesale nonperforming assets
Wholesale nonperforming assets (excluding purchased held-for-sale wholesale loans) decreased by $779 million from $1.8 billion at December 31, 2004, as a result of loan sales, repayments and gross charge-offs. For full year 2005, wholesale net recoveries were $77 million compared with net charge-offs of $186 million in 2004, primarily due to lower gross charge-offs. The net recovery rate for full year 2005 was 0.06% compared with a net charge-off rate of 0.18% for the prior year. Net charge-offs do not include $67 million of gains from sales of nonperforming loans that were sold during 2005 to a counter-party other than the original borrower. When it is determined that a loan will be sold it is transferred into a held-for-sale account. Held-for-sale loans are accounted for at lower of cost or fair value, with changes in value recorded in other revenue.
Wholesale criticized exposure – industry concentrations

	2005		2004
As of December 31,	Credit	% of	Credit	% of
(in millions)	exposure	portfolio	exposure	portfolio

Media	$684	13.2%	$509	6.1%
Automotive	643	12.4	359	4.4
Consumer products	590	11.4	479	5.8
Telecom services	430	8.3	275	3.3
Airlines	333	6.5	450	5.4
Utilities	295	5.7	890	10.7
Machinery and equipment manufacturing	290	5.6	459	5.6
Retail and consumer services	288	5.6	393	4.8
Real estate	276	5.4	765	9.2
Building materials/construction	266	5.1	430	5.2
All other	1,077	20.8	3,273	39.5

Total excluding HFS	$5,172	100.0%	$8,282	100.0%

Held-for-sale(a)	1,069		2

Total	$6,241		$8,284

(a)	HFS loans primarily relate to securitization and syndication activities; excludes purchased nonperforming HFS loans.
Wholesale selected industry discussion
Presented below is a discussion of several industries to which the Firm has significant exposure and which it continues to monitor because of actual or potential credit concerns. For additional information, refer to the tables above and on the preceding page.
•	Banks and finance companies: This industry group, primarily consisting of exposure to commercial banks, is the largest segment of the Firm’s wholesale credit portfolio. Credit quality is high, as 88% of the exposure in this category is rated investment-grade.

•	Real estate: This industry, the second largest segment of the Firm’s wholesale credit portfolio, grew modestly in 2005, as the portfolio continued to benefit from relatively low interest rates, high liquidity and increased capital demand. The exposure is well-diversified by client, transaction type, geography and property type.

•	Oil and gas: During 2005, exposure to this industry group increased as a result of the rise in oil and gas prices; derivative receivables MTM increased on contracts that were executed at lower price levels. In addition, the Firm extended shorter term loans that were expected to be refinanced through capital market transactions and further syndications.

•	Media: Criticized exposures within Media increased in 2005, and this industry now represents the largest percentage of the total criticized portfolio. The increase was attributable primarily to the extension of short-term financings to select borrowers. The remaining Media portfolio is stable, with the majority of the exposure rated investment-grade.

•	Automotive: In 2005, Automotive original equipment manufacturers (“OEMs”) and suppliers based in North America were negatively affected by a challenging operating environment. As a result, criticized exposures to the Automotive industry grew, primarily as a result of downgrades to select names within the portfolio. However, though larger in the aggregate, most of the criticized exposure remains undrawn and performing.

•	All other: All other in the wholesale credit exposure concentration table at December 31, 2005, excluding HFS, included $283 billion of credit exposure to 21 industry segments. Exposures related to SPEs and high-net-worth individuals totaled 45% of this category. SPEs provide secured financing (generally backed by receivables, loans or bonds on a bankruptcy-remote, non-recourse or limited-recourse basis) originated by companies in a diverse group of industries that are not highly correlated. The remaining All other exposure is well diversified across other industries; none comprise more than 3% of total exposure.
Derivative contracts
In the normal course of business, the Firm utilizes derivative instruments to meet the needs of customers, to generate revenues through trading activities, to manage exposure to fluctuations in interest rates, currencies and other markets and to manage its own credit risk. The Firm uses the same credit risk management procedures as those used for its traditional lending activities to assess and approve potential credit exposures when entering into derivative transactions.

JPMorgan Chase & Co. / 2005 Annual Report	67

Management’s discussion and analysis
JPMorgan Chase & Co.
The following table summarizes the aggregate notional amounts and the reported derivative receivables (i.e., the MTM or fair value of the derivative contracts after taking into account the effects of legally enforceable master netting agreements) at each of the dates indicated:
Notional amounts and derivative receivables marked to market (“MTM”)

As of December 31,	Notional amounts(a)		Derivative receivables MTM
(in billions)	2005	2004	2005		2004

Interest rate	$38,493	$37,022	$30		$46
Foreign exchange	2,136	1,886	3		8
Equity	458	434	6		6
Credit derivatives	2,241	1,071	4		3
Commodity	265	101	7		3

Total	$43,593	$40,514	50		66
Collateral held against derivative receivables	NA	NA	(6)		(9)

Exposure net of collateral	NA	NA	$44	(b)	$57	(c)

(a)	The notional amounts represent the gross sum of long and short third-party notional derivative contracts, excluding written options and foreign exchange spot contracts, which significantly exceed the possible credit losses that could arise from such transactions. For most derivative transactions, the notional principal amount does not change hands; it is used simply as a reference to calculate payments.
(b)	The Firm held $33 billion of collateral against derivative receivables as of December 31, 2005, consisting of $27 billion in net cash received under credit support annexes to legally enforceable master netting agreements, and $6 billion of other liquid securities collateral. The benefit of the $27 billion is reflected within the $50 billion of derivative receivables MTM. Excluded from the $33 billion of collateral is $10 billion of collateral delivered by clients at the initiation of transactions; this collateral secures exposure that could arise in the derivatives portfolio should the MTM of the client’s transactions move in the Firm’s favor. Also excluded are credit enhancements in the form of letters of credit and surety receivables.
(c)	The Firm held $41 billion of collateral against derivative receivables as of December 31, 2004, consisting of $32 billion in net cash received under credit support annexes to legally enforceable master netting agreements, and $9 billion of other liquid securities collateral. The benefit of the $32 billion is reflected within the $66 billion of derivative receivables MTM. Excluded from the $41 billion of collateral is $10 billion of collateral delivered by clients at the initiation of transactions; this collateral secures exposure that could arise in the derivatives portfolio should the MTM of the client’s transactions move in the Firm’s favor. Also excluded are credit enhancements in the form of letters of credit and surety receivables.

The MTM of derivative receivables contracts represents the cost to replace the contracts at current market rates should the counterparty default. When JPMorgan Chase has more than one transaction outstanding with a counter-party, and a legally enforceable master netting agreement exists with that counterparty, the netted MTM exposure, less collateral held, represents, in the Firm’s view, the appropriate measure of current credit risk.
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
Peak exposure to a counterparty is an extreme measure of exposure calculated at a 97.5% confidence level. However, the total potential future credit risk embedded in the Firm’s derivatives portfolio is not the simple sum of all Peak client credit risks. This is because, at the portfolio level, credit risk is reduced by the fact that when offsetting transactions are done with separate counterparties, only one of the two trades can generate a credit loss, even if both counterparties were to default simultaneously. The Firm refers to this effect as market diversification, and the Market-Diversified Peak (“MDP”) measure is a portfolio aggregation of counterparty Peak measures, representing the maximum losses at the 97.5% confidence level that would occur if all counterparties defaulted under any one given market scenario and time frame.
Derivative Risk Equivalent (“DRE”) exposure is a measure that expresses the riskiness of derivative exposure on a basis intended to be equivalent to the riskiness of loan exposures. The measurement is done by equating the unexpected loss in a derivative counterparty exposure (which takes into consideration both the loss volatility and the credit rating of the counterparty) with the unexpected loss in a loan exposure (which takes into consideration only the credit rating of the counterparty). DRE is a less extreme measure of potential credit loss than Peak and is the primary measure used by the Firm for credit approval of derivative transactions.
Finally, Average exposure (“AVG”) is a measure of the expected MTM value of the Firm’s derivative receivables at future time periods, including the benefit of collateral. AVG exposure over the total life of the derivative contract is used as the primary metric for pricing purposes and is used to calculate credit capital and the Credit Valuation Adjustment (“CVA”), as further described below. Average exposure was $36 billion and $38 billion at December 31, 2005 and 2004, respectively, compared with derivative receivables MTM net of other highly liquid collateral of $44 billion and $57 billion at December 31, 2005 and 2004, respectively.
The graph below shows exposure profiles to derivatives over the next 10 years as calculated by the MDP, DRE and AVG metrics. All three measures generally show declining exposure after the first year, if no new trades were added to the portfolio.
Exposure profile of derivatives measures
December 31, 2005
(in billions)

68	JPMorgan Chase & Co. / 2005 Annual Report

The MTM value of the Firm’s derivative receivables incorporates an adjustment, the CVA, to reflect the credit quality of counterparties. The CVA is based upon the Firm’s AVG exposure to a counterparty and the counterparty’s credit spread in the credit derivatives market. The primary components of changes in CVA are credit spreads, new deal activity or unwinds, and changes in the underlying market environment. The Firm believes that active risk management is essential to controlling the dynamic credit risk in the derivatives portfolio. The Firm risk manages exposure to changes in CVA by entering into credit derivative transactions, as well as interest rate, foreign exchange, equity and commodity derivative transactions. The MTM value of the Firm’s derivative payables does not incorporate a valuation adjustment to reflect JPMorgan Chase’s credit quality.

The following table summarizes the ratings profile of the Firm’s Consolidated balance sheets Derivative receivables MTM, net of cash and other liquid securities collateral, for the dates indicated:
Ratings profile of derivative receivables MTM

Rating equivalent	2005			2004
December 31,	Exposure net		% of exposure	Exposure net		% of exposure
(in millions)	of collateral	(a)	net of collateral	of collateral	(b)	net of collateral

AAA to AA-	$20,735		48%	$30,384		53%
A+ to A-	8,074		18	9,109		16
BBB+ to BBB-	8,243		19	9,522		17
BB+ to B-	6,580		15	7,271		13
CCC+ and below	155		—	395		1

Total	$43,787		100%	$56,681		100%

(a)	The Firm held $33 billion of collateral against derivative receivables as of December 31, 2005, consisting of $27 billion in net cash received under credit support annexes to legally enforceable master netting agreements, and $6 billion of other liquid securities collateral. The benefit of the $27 billion is reflected within the $50 billion of derivative receivables MTM. Excluded from the $33 billion of collateral is $10 billion of collateral delivered by clients at the initiation of transactions; this collateral secures exposure that could arise in the derivatives portfolio should the MTM of the client’s transactions move in the Firm’s favor. Also excluded are credit enhancements in the form of letters of credit and surety receivables.
(b)	The Firm held $41 billion of collateral against derivative receivables as of December 31, 2004, consisting of $32 billion in net cash received under credit support annexes to legally enforceable master netting agreements, and $9 billion of other liquid securities collateral. The benefit of the $32 billion is reflected within the $66 billion of derivative receivables MTM. Excluded from the $41 billion of collateral is $10 billion of collateral delivered by clients at the initiation of transactions; this collateral secures exposure that could arise in the derivatives portfolio should the MTM of the client’s transactions move in the Firm’s favor. Also excluded are credit enhancements in the form of letters of credit and surety receivables.

The Firm actively pursues the use of collateral agreements to mitigate counterparty credit risk in derivatives. The percentage of the Firm’s derivatives transactions subject to collateral agreements increased slightly, to 81% as of December 31, 2005, from 79% at December 31, 2004. The Firm posted $27 billion and $31 billion of collateral as of December 31, 2005 and 2004, respectively.
Certain derivative and collateral agreements include provisions that require the counterparty and/or the Firm, upon specified downgrades in their respective credit ratings, to post collateral for the benefit of the other party. As of December 31, 2005, the impact of a single-notch ratings downgrade to JPMorgan Chase Bank, from its current rating of AA- to A+, would have been an additional $1.4 billion of collateral posted by the Firm; the impact of a six-notch ratings downgrade (from AA- to BBB-) would have been $3.8 billion of additional collateral. Certain derivative contracts also provide for termination of the contract, generally upon a downgrade of either the Firm or the counterparty, at the then-existing MTM value of the derivative contracts.
Credit derivatives
The following table presents the Firm’s notional amounts of credit derivatives protection purchased and sold by the respective businesses as of December 31, 2005 and 2004:
Credit derivatives positions

	Notional amount
	Portfolio management			Dealer/client
December 31,	Protection		Protection	Protection	Protection
(in billions)	purchased	(a)	sold	purchased	sold	Total

2005	$31		$1	$1,096	$1,113	$2,241
2004	37		—	501	533	1,071

(a)	Includes $848 million and $2 billion at December 31, 2005 and 2004, respectively, of portfolio credit derivatives.
In managing wholesale credit exposure, the Firm purchases single-name and portfolio credit derivatives; this activity does not reduce the reported level of assets on the balance sheet or the level of reported off-balance sheet commitments. The Firm also diversifies exposures by providing (i.e., selling) credit protection, which increases exposure to industries or clients where the Firm has little or no client-related exposure. This activity is not material to the Firm’s overall credit exposure.

JPMorgan Chase & Co. / 2005 Annual Report	69

Management’s discussion and analysis
JPMorgan Chase & Co.

JPMorgan Chase has limited counterparty exposure as a result of credit derivatives transactions. Of the $50 billion of total Derivative receivables at December 31, 2005, approximately $4 billion, or 8%, was associated with credit derivatives, before the benefit of liquid securities collateral.
Dealer/client
At December 31, 2005, the total notional amount of protection purchased and sold in the dealer/client business increased $1.2 trillion from year-end 2004 as a result of increased trade volume in the market. This business has a mismatch between the total notional amounts of protection purchased and sold. However, in the Firm’s view, the risk positions are largely matched when securities used to risk manage certain derivative positions are taken into consideration and the notional amounts are adjusted to a duration-based equivalent basis or to reflect different degrees of subordination in tranched structures.
Use of single-name and portfolio credit derivatives

December 31,	Notional amount of protection purchased
(in millions)	2005	2004

Credit derivatives used to manage:
Loans and lending-related commitments	$18,926	$25,002
Derivative receivables	12,088	12,235

Total	$31,014	$37,237

Credit portfolio management activities
The credit derivatives used by JPMorgan Chase for portfolio management activities do not qualify for hedge accounting under SFAS 133, and therefore, effectiveness testing under SFAS 133 is not performed. These derivatives are reported at fair value, with gains and losses recognized as Trading revenue. The MTM value incorporates both the cost of credit derivative premiums and changes in value due to movement in spreads and credit events; in contrast, the loans and lending-related commitments being risk-managed are accounted for on an accrual basis. Loan interest and fees are generally recognized in Net interest income, and impairment is recognized in the Provision for credit losses. This asymmetry in accounting treatment, between loans and lending-related commitments and the credit derivatives utilized in portfolio management activities, causes earnings volatility that is not representative, in the Firm’s view, of the true changes in value of the Firm’s overall credit exposure. The MTM related to the Firm’s credit derivatives used for managing credit exposure, as well as the mark related to the CVA, which reflects the credit quality of derivatives counterparty exposure, are included in the table below:

For the year ended December 31,
(in millions)	2005	2004 (c)

Hedges of lending-related commitments(a)	$24	$(234)
CVA and hedges of CVA(a)	84	188

Net gains (losses)(b)	$108	$(46)

(a)	These hedges do not qualify for hedge accounting under SFAS 133.
(b)	Excludes $8 million and $52 million in 2005 and 2004, respectively, of other credit portfolio trading results that are not associated with hedging activities.
(c)	Includes six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
The Firm also actively manages wholesale credit exposure through loan and commitment sales. During 2005 and 2004, the Firm sold $4.0 billion and $5.9 billion of loans and commitments, respectively, recognizing gains of $76 million and losses of $8 million in 2005 and 2004, respectively. These activities are not related to the Firm’s securitization activities, which are undertaken for liquidity and balance sheet management purposes. For a further discussion of securitization activity, see Note 13 on pages 108–111 of this Annual Report.
Lending-related commitments
The contractual amount of wholesale lending-related commitments was $324 billion at December 31, 2005, compared with $309 billion at December 31, 2004. In the Firm’s view, the total contractual amount of these instruments is not representative of the Firm’s actual credit risk exposure or funding requirements. In determining the amount of credit risk exposure the Firm has to wholesale lending-related commitments, which is used as the basis for allocating credit risk capital to these instruments, the Firm has established a “loan-equivalent” amount for each commitment; this amount represents the portion of the unused commitment or other contingent exposure that is expected, based upon average portfolio historical experience, to become outstanding in the event of a default by an obligor. The loan equivalent amount of the Firm’s lending-related commitments as of December 31, 2005 and 2004, was $178 billion and $162 billion, respectively.
Country exposure
The Firm has a comprehensive process for measuring and managing exposures and risk in emerging markets countries–defined as those countries potentially vulnerable to sovereign events. Exposures to a country include all credit-related lending, trading, and investment activities, whether cross-border or locally funded. Exposure amounts are adjusted for credit enhancements (e.g., guarantees and letters of credit) provided by third parties located outside the country, if the enhancements fully cover the country risk as well as the business risk. As of December 31, 2005, the Firm’s exposure to any individual emerging markets country was not material.

70	JPMorgan Chase & Co. / 2005 Annual Report

Consumer credit portfolio

JPMorgan Chase’s consumer portfolio consists primarily of residential mortgages and home equity loans, credit cards, auto and education financings and loans to small businesses. The domestic consumer portfolio reflects the benefit of diversification from both a product and a geographical perspective. The primary focus is on serving the prime consumer credit market.

The following table presents managed consumer credit-related information for the dates indicated:
Consumer portfolio

	Credit			Nonperforming						Average annual
As of or for the year ended December 31,	exposure			assets(g)				Net charge-offs		net charge-off rate(i)
(in millions, except ratios)	2005	2004		2005		2004		2005	2004(f)	2005	2004(f)

Consumer real estate
Home finance – Home equity and other(a)	$76,727	$67,837		$422		$416		$129	$554	0.18%	1.18%
Home finance – Mortgage	56,726	56,816		441		257		25	19	0.05	0.05

Total Home finance(a)	133,453	124,653		863	(h)	673	(h)	154	573	0.13	0.65
Auto & education finance(b)	49,047	62,712		195		193		277	263	0.54	0.52
Consumer & small business and other	14,799	15,107		280		295		141	154	0.98	1.64
Credit card receivables – reported(c)	71,738	64,575		13		8		3,324	1,923	4.94	4.95

Total consumer loans – reported	269,037	267,047		1,351		1,169		3,896	2,913	1.56	1.56
Credit card securitizations(c)(d)	70,527	70,795		—		—		3,776	2,898	5.47	5.51

Total consumer loans – managed(c)	339,564	337,842		1,351		1,169		7,672	5,811	2.41	2.43
Assets acquired in loan satisfactions	NA	NA		180		224		NA	NA	NA	NA

Total consumer related assets – managed	339,564	337,842		1,531		1,393		7,672	5,811	2.41	2.43
Consumer lending-related commitments:
Home finance	65,106	53,223		NA		NA		NA	NA	NA	NA
Auto & education finance	5,732	5,193		NA		NA		NA	NA	NA	NA
Consumer & small business and other	5,437	10,312		NA		NA		NA	NA	NA	NA
Credit card(e)	579,321	532,468		NA		NA		NA	NA	NA	NA

Total lending-related commitments	655,596	601,196		NA		NA		NA	NA	NA	NA

Total consumer credit portfolio	$995,160	$939,038		$1,531		$1,393		$7,672	$5,811	2.41%	2.43%

Total average HFS loans	$15,675	$14,736	(f)	NA		NA		NA	NA	NA	NA
Memo: Credit card – managed	142,265	135,370		$13		$8		$7,100	$4,821	5.21%	5.27%

(a)	Includes $406 million of charge-offs related to the manufactured home loan portfolio in the fourth quarter of 2004.
(b)	Excludes operating lease-related assets of $858 million for December 31, 2005. Balances at December 31, 2004, were insignificant.
(c)	Past-due loans 90 days and over and accruing includes credit card receivables of $1.1 billion and $998 million, and related credit card securitizations of $730 million and $1.3 billion at December 31, 2005 and 2004, respectively.
(d)	Represents securitized credit cards. For a further discussion of credit card securitizations, see Card Services on pages 45–46 of this Annual Report.
(e)	The credit card lending-related commitments represent the total available credit to the Firm’s cardholders. The Firm has not experienced, and does not anticipate, that all of its cardholders will exercise their entire available line of credit at any given point in time. The Firm can reduce or cancel a credit card commitment by providing the cardholder prior notice or without notice as permitted by law.
(f)	Includes six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
(g)	Includes nonperforming HFS loans of $27 million and $13 million at December 31, 2005 and 2004, respectively.
(h)	Excludes nonperforming assets related to loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by government agencies of $1.1 billion and $1.5 billion for December 31, 2005, and December 31, 2004, respectively. These amounts are excluded, as reimbursement is proceeding normally.
(i)	Net charge-off rates exclude average loans HFS.

JPMorgan Chase & Co. / 2005 Annual Report	71

Management’s discussion and analysis
JPMorgan Chase & Co.

Total managed consumer loans at December 31, 2005, were $340 billion, up from $338 billion at year-end 2004. Consumer lending-related commitments increased by 9% to $656 billion at December 31, 2005, reflecting growth in credit cards and home equity lines of credit. The following discussion relates to the specific loan and lending-related categories within the consumer portfolio.
Retail Financial Services
Average RFS loan balances for 2005 were $198 billion. New loans originated in 2005 reflect high credit quality consistent with management’s focus on the prime credit market segment. The net charge-off rate for retail loans in 2005 was 0.31%, a decrease of 36 basis points from 2004. This decrease was attributable primarily to $406 million of charge-offs in the fourth quarter of 2004 associated with the sale of the $4.0 billion manufactured home loan portfolio. Excluding these charge-offs, the net charge-off rate would have improved eight basis points.
Home Finance: Home finance loans on the balance sheet at December 31, 2005, were $133 billion. This amount consisted of $77 billion of home equity and other loans and $56 billion of mortgages, including mortgage loans held-for-sale. Home finance receivables as of December 31, 2005, reflect an increase of $9 billion from year-end 2004 driven by growth in the home equity portfolio. Home Finance provides consumer real estate lending to the full spectrum of credit borrowers, including $15 billion in sub-prime credits at December 31, 2005. Home Finance does not offer mortgage products that result in negative amortization but does offer mortgages with interest-only payment options to predominantly prime borrowers.
The geographic distribution of outstanding consumer real estate loans is well diversified as shown in the table below.
Consumer real estate loan portfolio by geographic location

December 31,	2005		2004
(in billions)	Outstanding	%	Outstanding	%

Top 10 U.S. States
California	$24.4	18%	$22.8	18%
New York	19.5	15	18.4	15
Florida	10.3	8	7.1	6
Illinois	7.7	6	8.0	6
Texas	7.6	6	7.9	6
Ohio	6.1	5	6.1	5
Arizona	5.8	4	5.2	4
New Jersey	5.3	4	4.5	4
Michigan	5.2	4	5.2	4
Colorado	3.2	2	3.2	3

Total Top 10	95.1	72	88.4	71
Other	38.4	28	36.3	29

Total	$133.5	100%	$124.7	100%

Auto & Education Finance: As of December 31, 2005, Auto & education finance loans decreased to $49 billion from $63 billion at year-end 2004. The decrease in outstanding loans was caused primarily by a difficult auto lending market in 2005, $3.8 billion in securitizations, the sale of the $2.0 billion recreational vehicle portfolio and the de-emphasis of vehicle leasing, which comprised $4.4 billion of outstanding loans as of December 31, 2005. It is anticipated that over time vehicle leases will account for a smaller share of balance sheet receivables and exposure. The Auto & Education loan portfolio reflects a high concentration of prime quality credits.
Consumer & Small Business and other: As of December 31, 2005, Small business & other consumer loans remained relatively stable at $14.8 billion compared with 2004 year-end levels of $15.1 billion. The portfolio reflects highly collateralized loans, often with personal loan guarantees.
Card Services
JPMorgan Chase analyzes the credit card portfolio on a managed basis, which includes credit card receivables on the consolidated balance sheet and those receivables sold to investors through securitization. Managed credit card receivables were $142 billion at December 31, 2005, an increase of $7 billion from year-end 2004, reflecting solid growth in the business as well as the addition of $2.2 billion of receivables as a result of the acquisition of the Sears Canada credit card business.
Consumer credit quality trends remained stable despite the effects of increased losses due to bankruptcy legislation, which became effective October 17, 2005. The managed credit card net charge-off rate decreased to 5.21% in 2005 from 5.27% in 2004. The 30-day delinquency rates declined significantly to 2.79% in 2005 from 3.70% in 2004, primarily driven by accelerated loss recognition of delinquent accounts as a result of the bankruptcy reform legislation and strong underlying credit quality. The managed credit card portfolio continues to reflect a well-seasoned portfolio that has good U.S. geographic diversification.

72	JPMorgan Chase & Co. / 2005 Annual Report

Allowance for credit losses

JPMorgan Chase’s allowance for credit losses is intended to cover probable credit losses, including losses where the asset is not specifically identified or the size of the loss has not been fully determined. At least quarterly, the allowance for credit losses is reviewed by the Chief Risk Officer of the Firm, the Risk Policy Committee, a subgroup of the Operating Committee, and the Audit Committee of the Board of Directors of the Firm. The allowance is reviewed relative to the risk profile of the Firm’s credit portfolio and current economic conditions and is adjusted if, in management’s judgment, changes are warranted. The allowance includes an asset-specific component and a formula-based component, the latter of which consists of a statistical calculation and adjustments to the statistical calculation. For further discussion of the components of the Allowance for credit losses, see Critical accounting estimates used by the Firm on page 81 and Note 12 on pages 107–108 of this Annual Report. At December 31, 2005, management deemed the allowance for credit losses to be sufficient to absorb losses that are inherent in the portfolio, including losses that are not specifically identified or for which the size of the loss has not yet been fully determined.

Summary of changes in the allowance for credit losses

For the year ended December 31,	2005			2004(e)
(in millions)	Wholesale	Consumer	Total	Wholesale	Consumer	Total

Loans:
Beginning balance at January 1,	$3,098	$4,222	$7,320	$2,204	$2,319	$4,523
Addition resulting from the Merger, July 1, 2004	—	—	—	1,788	1,335	3,123
Gross charge-offs	(255)	(4,614)	(4,869)	(543)	(3,262)	(3,805)
Gross recoveries	332	718	1,050	357	349	706

Net (charge-offs) recoveries	77	(3,896)	(3,819)	(186)	(2,913)	(3,099)
Provision for loan losses:
Provision excluding accounting policy conformity	(716)	4,291	3,575 (c)	(605)	2,403	1,798
Accounting policy conformity	—	—	—	(103)	1,188 (f)	1,085

Total Provision for loan losses	(716)	4,291	3,575	(708)	3,591	2,883
Other	(6)	20	14	—	(110)	(110	)(g)

Ending balance	$2,453 (a)	$4,637 (b)	$7,090	$3,098 (a)	$4,222 (b)	$7,320

Components:
Asset specific	$203	$—	$203	$469	$—	$469
Statistical component	1,629	3,422	5,051	1,639	3,169	4,808
Adjustment to statistical component	621	1,215	1,836	990	1,053	2,043

Total Allowance for loan losses	$2,453	$4,637	$7,090	$3,098	$4,222	$7,320

Lending-related commitments:
Beginning balance at January 1,	$480	$12	$492	$320	$4	$324
Addition resulting from the Merger, July 1, 2004	—	—	—	499	9	508
Provision for lending-related commitments:
Provision excluding accounting policy conformity	(95)	3	(92)	(111)	(1)	(112)
Accounting policy conformity	—	—	—	(227)	—	(227)

Total Provision for lending-related commitments	(95)	3	(92)	(338)	(1)	(339)
Other	—	—	—	(1)	—	(1)

Ending balance	$385	$15	$400 (d)	$480	$12	$492	(h)

(a)	The wholesale allowance for loan losses to total wholesale loans was 1.85% and 2.41%, excluding wholesale HFS loans of $17.6 billion and $6.4 billion at December 31, 2005 and 2004, respectively.
(b)	The consumer allowance for loan losses to total consumer loans was 1.84% and 1.70%, excluding consumer HFS loans of $16.6 billion and $18.0 billion at December 31, 2005 and 2004, respectively.
(c)	2005 includes a special provision related to Hurricane Katrina allocated as follows: Retail Financial Services $250 million, Card Services $100 million, Commercial Banking $35 million, Asset & Wealth Management $3 million and Corporate $12 million.
(d)	Includes $60 million of asset-specific and $340 million of formula-based allowance at December 31, 2005. The formula-based allowance for lending-related commitments is based upon statistical calculation. There is no adjustment to the statistical calculation for lending-related commitments.
(e)	Includes six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
(f)	Reflects an increase of $1.4 billion as a result of the decertification of heritage Bank One seller’s interest in credit card securitizations, partially offset by a $254 million decrease in the allowance to conform methodologies in 2004.
(g)	Primarily represents the transfer of the allowance for accrued interest and fees on reported and securitized credit card loans.
(h)	Includes $130 million of asset-specific and $362 million of formula-based allowance at December 31, 2004. The formula-based allowance for lending-related commitments is based upon a statistical calculation. There is no adjustment to the statistical calculation for lending-related commitments.

JPMorgan Chase & Co. / 2005 Annual Report	73

Management’s discussion and analysis
JPMorgan Chase & Co.

The reduction in the allowance for credit losses of $322 million from December 31, 2004, was driven primarily by continued credit strength in the wholesale businesses, partially offset by an increase in the consumer allowance as a result of the special provision taken in the third quarter of 2005 due to Hurricane Katrina.
Excluding held-for-sale loans, the allowance for loan losses represented 1.84% of loans at December 31, 2005, compared with 1.94% at December 31, 2004. The wholesale component of the allowance decreased to $2.5 billion as of December 31, 2005, from $3.1 billion at year-end 2004, due to strong credit quality across all wholesale businesses. Excluding the special provision for Hurricane Katrina, the consumer component of the allowance would have been $4.3 billion as of December 31, 2005, a slight increase from December 31, 2004.
To provide for the risk of loss inherent in the Firm’s process of extending credit, management also computes an asset-specific component and a formula-based component for wholesale lending-related commitments. These are computed using a methodology similar to that used for the wholesale loan portfolio, modified for expected maturities and probabilities of drawdown. This allowance, which is reported in Other liabilities, was $400 million and $492 million at December 31, 2005 and 2004, respectively.

Provision for credit losses
For a discussion of the reported Provision for credit losses, see page 29 of this Annual Report. The managed provision for credit losses reflects credit card securitizations. At December 31, 2005, securitized credit card outstandings were relatively flat compared with the prior year-end.

			Provision for
For the year ended December 31,(a)	Provision for loan losses		lending-related commitments		Total provision for credit losses
(in millions)	2005	2004	2005	2004	2005 (c)	2004

Investment Bank	$(757)	$(525)	$(81)	$(115)	$(838)	$(640)
Commercial Banking	87	35	(14)	6	73	41
Treasury & Securities Services	(1)	7	1	—	—	7
Asset & Wealth Management	(55)	(12)	(1)	(2)	(56)	(14)
Corporate	10	(110)	—	—	10	(110)

Total Wholesale	(716)	(605)	(95)	(111)	(811)	(716)
Retail Financial Services	721	450	3	(1)	724	449
Card Services	3,570	1,953	—	—	3,570	1,953

Total Consumer	4,291	2,403	3	(1)	4,294	2,402
Accounting policy conformity(b)	—	1,085	—	(227)	—	858

Total provision for credit losses	3,575	2,883	(92)	(339)	3,483	2,544
Credit card securitization	3,776	2,898	—	—	3,776	2,898
Accounting policy conformity	—	(1,085)	—	227	—	(858)

Total managed provision for credit losses	$7,351	$4,696	$(92)	$(112)	$7,259	$4,584

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
(b)	The 2004 provision for loan losses includes an increase of approximately $1.4 billion as a result of the decertification of heritage Bank One seller’s interest in credit card securitizations, partially offset by a reduction of $357 million to conform provision methodologies. The 2004 provision for lending-related commitments reflects a reduction of $227 million to conform provision methodologies in the wholesale portfolio.
(c)	2005 includes a $400 million special provision related to Hurricane Katrina allocated as follows: Retail Financial Services $250 million, Card Services $100 million, Commercial Banking $35 million, Asset & Wealth Management $3 million and Corporate $12 million.

74	JPMorgan Chase & Co. / 2005 Annual Report

Market risk management

Market risk is the exposure to an adverse change in the market value of portfolios and financial instruments caused by a change in market prices or rates.
Market risk management
Market Risk Management (“MRM”) is an independent corporate risk governance function that identifies, measures, monitors, and controls market risk. It seeks to facilitate efficient risk/return decisions and to reduce volatility in operating performance. It strives to make the Firm’s market risk profile transparent to senior management, the Board of Directors and regulators. Market Risk Management is overseen by the Chief Risk Officer, a member of the Firm’s Operating Committee. MRM’s governance structure consists of the following primary functions:
•	Establishment of a comprehensive market risk policy framework

•	Independent measurement, monitoring and control of business segment market risk

•	Definition, approval and monitoring of limits

•	Performance of stress testing and qualitative risk assessments
In addition, the Firm’s business segments have valuation control functions that are responsible for ensuring the accuracy of the valuations of positions that expose the Firm to market risk. These groups report primarily into Finance.
Risk identification and classification
MRM works in partnership with the business segments to identify market risks throughout the Firm and to refine and monitor market risk policies and procedures. All business segments are responsible for comprehensive identification and verification of market risks within their units. Risk-taking businesses have functions that act independently from trading personnel and are responsible for verifying risk exposures that the business takes. In addition to providing independent oversight for market risk arising from the business segments, MRM also is responsible for identifying exposures which may not be large within individual business segments, but which may be large for the Firm in aggregate. Regular meetings are held between MRM and the heads of risk-taking businesses to discuss and decide on risk exposures in the context of the market environment and client flows.
Positions that expose the Firm to market risk can be classified into two categories: trading and nontrading risk. Trading risk includes positions that are held by the Firm as part of a business segment or unit whose main business strategy is to trade or make markets. Unrealized gains and losses in these positions are generally reported in trading revenue. Nontrading risk includes securities held for longer term investment, mortgage servicing rights, and securities and derivatives used to manage the Firm’s asset/liability exposures. Unrealized gains and losses in these positions are generally not reported in Trading revenue.
Trading risk
Fixed income risk (which includes interest rate risk and credit spread risk) involves the potential decline in net income or financial condition due to adverse changes in market rates, whether arising from client activities or proprietary positions taken by the Firm.
Foreign exchange, equities and commodities risks involve the potential decline in net income to the Firm due to adverse changes in foreign exchange, equities or commodities markets, whether arising from client activities or proprietary positions taken by the Firm.
Nontrading risk
Nontrading risk arises from execution of the Firm’s core business strategies, the delivery of products and services to its customers, and the discretionary positions the Firm undertakes to risk-manage exposures.
These exposures can result from a variety of factors, including differences in the timing among the maturity or repricing of assets, liabilities and off–balance sheet instruments. Changes in the level and shape of market interest rate curves also may create interest rate risk, since the repricing characteristics of the Firm’s assets do not necessarily match those of its liabilities. The Firm also is exposed to basis risk, which is the difference in re-pricing characteristics of two floating rate indices, such as the prime rate and 3-month LIBOR. In addition, some of the Firm’s products have embedded optionality that impact pricing and balances.
The Firm’s mortgage banking activities also give rise to complex interest rate risks. The interest rate exposure from the Firm’s mortgage banking activities is a result of changes in the level of interest rates, option and basis risk. Option risk arises primarily from prepayment options embedded in mortgages and changes in the probability of newly-originated mortgage commitments actually closing. Basis risk results from different relative movements between mortgage rates and other interest rates.
Risk measurement
Tools used to measure risk
Because no single measure can reflect all aspects of market risk, the Firm uses various metrics, both statistical and nonstatistical, including:
•	Nonstatistical risk measures

•	Value-at-Risk (“VAR”)

•	Loss advisories

•	Economic value stress testing

•	Earnings-at-risk stress testing

•	Risk identification for large exposures (“RIFLE”)
Nonstatistical risk measures
Nonstatistical risk measures other than stress testing include net open positions, basis point values, option sensitivities, market values, position concentrations and position turnover. These measures provide granular information on the Firm’s market risk exposure. They are aggregated by line of business and by risk type, and are used for monitoring limits, one-off approvals and tactical control.
Value-at-risk
JPMorgan Chase’s primary statistical risk measure, VAR, estimates the potential loss from adverse market moves in an ordinary market environment and provides a consistent cross-business measure of risk profiles and levels of diversification. VAR is used for comparing risks across businesses, monitoring limits, one-off approvals, and as an input to economic capital calculations. VAR provides risk transparency in a normal trading environment.
Each business day the Firm undertakes a comprehensive VAR calculation that includes both its trading and its nontrading activities. VAR for nontrading activities measures the amount of potential change in fair value of the exposures related to these activities; however, VAR for such activities is not a measure of reported revenue since nontrading activities are generally not marked to market through earnings.

JPMorgan Chase & Co. / 2005 Annual Report	75

Management’s discussion and analysis
JPMorgan Chase & Co.

To calculate VAR, the Firm uses historical simulation, which measures risk across instruments and portfolios in a consistent and comparable way. This approach assumes that historical changes in market values are representative of future changes. The simulation is based upon data for the previous twelve months. The Firm calculates VAR using a one-day time horizon and an expected tail loss methodology, which approximates a 99% confidence level. This means the Firm would expect to incur losses greater than that predicted by VAR estimates only once in every 100 trading days, or about 2.5 times a year.

Trading VAR
IB trading VAR by risk type and credit portfolio VAR(a)

	2005								2004(e)
As of or for the year ended	Average		Minimum		Maximum		At		Average		Minimum		Maximum		At
December 31, (in millions)	VAR		VAR		VAR		December 31,		VAR		VAR		VAR		December 31,

By risk type:
Fixed income	$67		$37		$110		$89		$74		$45		$118		$57
Foreign exchange	23		16		32		19		17		10		33		28
Equities	34		15		65		24		28		15		58		20
Commodities and other	21		7		50		34		9		7		18		8
Less: portfolio diversification	(59	)(c)	NM	(d)	NM	(d)	(63	)(c)	(43	)(c)	NM	(d)	NM	(d)	(41	)(c)

Total trading VAR	$86		$53		$130		$103		$85		$52		$125		$72

Credit portfolio VAR(b)	14		11		17		15		14		11		17		15
Less: portfolio diversification	(12	)(c)	NM	(d)	NM	(d)	(10	)(c)	(9	)(c)	NM	(d)	NM	(d)	(9	)(c)

Total trading and credit portfolio VAR	$88		$57		$130		$108		$90		$55		$132		$78

(a)	Trading VAR excludes VAR related to the Firm’s private equity business and certain exposures used to manage MSRs. For a discussion of Private equity risk management and MSRs, see page 80 and Note 15 on pages 114–116 of this Annual Report, respectively. Trading VAR includes substantially all mark-to-market trading activities in the IB, plus available-for-sale securities held for the IB’s proprietary purposes (included within Fixed Income); however, particular risk parameters of certain products are not fully captured, for example, correlation risk.
(b)	Includes VAR on derivative credit valuation adjustments, credit valuation adjustment hedges and mark-to-market hedges of the accrual loan portfolio, which are all reported in Trading revenue. This VAR does not include the accrual loan portfolio, which is not marked to market.
(c)	Average and period-end VARs are less than the sum of the VARs of its market risk components, which is due to risk offsets resulting from portfolio diversification. The diversification effect reflects the fact that the risks are not perfectly correlated. The risk of a portfolio of positions is therefore usually less than the sum of the risks of the positions themselves.
(d)	Designated as not meaningful (“NM”) because the minimum and maximum may occur on different days for different risk components, and hence it is not meaningful to compute a portfolio diversification effect.
(e)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

IB’s Average Total Trading and Credit Portfolio VAR decreased to $88 million during 2005 compared with $90 million for the same period in 2004. Period-end VAR increased over the same period to $108 million from $78 million. Commodities and other VAR increased due to the expansion of the energy trading business. The decrease in average Total Trading and Credit Portfolio VAR was driven by increased portfolio diversification as fixed income risk decreased and foreign exchange, equities and commodities risk increased. Trading VAR diversification increased to $59 million, or 41% of the sum of the components, from $43 million, or 34% of the sum of the components. The diversification effect between the trading portfolio and the credit portfolio also increased to $12 million, or 12% of the sum of the components, from $9 million, or 9% of the sum of the components. In general, over the course of the year, VAR exposures can vary significantly as trading positions change, market volatility fluctuates and diversification benefits change.
VAR backtesting
To evaluate the soundness of its VAR model, the Firm conducts daily backtesting of VAR against daily financial results, based upon market risk-related revenue. Market risk-related revenue is defined as the change in value of the mark-to-market trading portfolios plus any trading-related net interest income, brokerage commissions, underwriting fees or other revenue. The following histogram illustrates the daily market risk-related gains and losses for the IB trading businesses for the year ended December 31, 2005. The chart shows that the IB posted market risk-related gains on 208 out of 260 days in this period, with 20 days exceeding $100 million. The inset graph looks at those days on which the IB experienced losses and depicts the amount by which VAR exceeded the actual loss on each of those days. Losses were sustained on 52 days, with no loss greater than $90 million, and with no loss exceeding the VAR measure.

76	JPMorgan Chase & Co. / 2005 Annual Report

Daily IB market risk-related gains and losses

Year ended December 31, 2005

Average daily revenue: $37.3 million
Number of trading days
35
30
25
20
15
10
5
0
< (60)
(60) > < (50)
(50) > < (40)
(40) > < (30)
(30) > < (20)
(20) > < (10)
(10) > < 0
0 > < 10
10 > < 20
20 > < 30
30 > < 40
40 > < 50
50 > < 60
60 > < 70
70 > < 80
80 > < 90
90 > < 100
100 > < 110
110 > < 120
120 > < 130
130 > < 140
> 140
$ in millions

Daily IB VAR less market risk-related losses
Number of trading days
20
15
10
5
< 0
0 > < 20
20 > < 40
40 > < 60
60 > < 80
80 > < 100
> 100
$ in millions

Daily IB market risk-related gains and losses year ended December 31, 2005 Daily IB VAR less market risk-related losses. $ in millions number of trading days average daily revenue: 37.3 million

Loss advisories
Loss advisories are tools used to highlight to senior management trading losses above certain levels and are used to initiate discussion of remedies.
Economic value stress testing
While VAR reflects the risk of loss due to unlikely events in normal markets, stress testing captures the Firm’s exposure to unlikely but plausible events in abnormal markets. The Firm conducts economic-value stress tests for both its trading and its nontrading activities using multiple scenarios for both types of activities. Periodically, scenarios are reviewed and updated to reflect changes in the Firm’s risk profile and economic events. Stress testing is as important as VAR in measuring and controlling risk. Stress testing enhances the understanding of the Firm’s risk profile and loss potential, and is used for monitoring limits, one-off approvals and cross-business risk measurement, as well as an input to economic capital allocation.
Based upon the Firm’s stress scenarios, the stress test loss (pre-tax) in the IB’s trading portfolio ranged from $469 million to $1.4 billion, and $202 million to $1.2 billion, for the years ended December 31, 2005 and 2004, respectively. The 2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
Earnings-at-risk stress testing
The VAR and stress-test measures described above illustrate the total economic sensitivity of the Firm’s balance sheet to changes in market variables. The effect of interest rate exposure on reported Net income also is critical. Interest rate risk exposure in the Firm’s core nontrading business activities (i.e., asset/liability management positions) results from on– and off–balance sheet positions. The Firm conducts simulations of changes in NII from its nontrading activities under a variety of interest rate scenarios, which are consistent with the scenarios used for economic-value stress testing. Earnings-at-risk tests measure the potential change in the Firm’s Net interest income over the next 12 months and highlight exposures to various rate-sensitive factors, such as the rates themselves (e.g., the prime lending rate), pricing strategies on deposits, optionality and changes in product mix. The tests include forecasted balance sheet changes, such as asset sales and securitizations, as well as prepayment and reinvestment behavior.
Earnings-at-risk also can result from changes in the slope of the yield curve, because the Firm has the ability to lend at fixed rates and borrow at variable or short-term fixed rates. Based upon these scenarios, the Firm’s earnings would be affected negatively by a sudden and unanticipated increase in short-term rates without a corresponding increase in long-term rates. Conversely, higher long-term rates generally are beneficial to earnings, particularly when the increase is not accompanied by rising short-term rates.

JPMorgan Chase & Co. / 2005 Annual Report	77

Management’s discussion and analysis
JPMorgan Chase & Co.

Immediate changes in interest rates present a limited view of risk, and so a number of alternative scenarios also are reviewed. These scenarios include the implied forward curve, nonparallel rate shifts and severe interest rate shocks on selected key rates. These scenarios are intended to provide a comprehensive view of JPMorgan Chase’s earnings-at-risk over a wide range of outcomes.
JPMorgan Chase’s 12-month pre-tax earnings sensitivity profile as of December 31, 2005 and 2004, follows:

	Immediate change in rates
(in millions)	+200bp	+100bp	-100bp

December 31, 2005	$265	$172	$(162)
December 31, 2004	(557)	(164)	(180)

The Firm’s risk to rising and falling interest rates is due primarily to corresponding increases and decreases in short-term funding costs.
RIFLE
Individuals who manage risk positions, particularly those that are complex, are responsible for identifying potential losses that could arise from specific unusual events, such as a potential tax change, and estimating the probabilities of losses arising from such events. This information is entered into the Firm’s RIFLE system and directed to the appropriate level of management, thereby permitting the Firm to identify further earnings vulnerability not adequately covered by standard risk measures.
Risk monitoring and control
Limits
Market risk is controlled primarily through a series of limits. Limits reflect the Firm’s risk appetite in the context of the market environment and business strategy. In setting limits, the Firm takes into consideration factors such as market volatility, product liquidity, business track record and management experience.
MRM regularly reviews and updates risk limits, and senior management reviews and approves risk limits at least once a year. MRM further controls the Firm’s exposure by specifically designating approved financial instruments and tenors, known as instrument authorities, for each business segment.
The Firm maintains different levels of limits. Corporate-level limits include VAR, stress and loss advisories. Similarly, line of business limits include VAR, stress and loss advisories, and are supplemented by nonstatistical measure-
ments and instrument authorities. Businesses are responsible for adhering to established limits, against which exposures are monitored and reported. Limit breaches are reported in a timely manner to senior management, and the affected business segment is required to take appropriate action to reduce trading positions. If the business cannot do this within an acceptable timeframe, senior management is consulted on the appropriate action.
Qualitative review
MRM also performs periodic reviews as necessary of both businesses and products with exposure to market risk in order to assess the ability of the businesses to control their market risk. Strategies, market conditions, product details and risk controls are reviewed, and specific recommendations for improvements are made to management.
Model review
Some of the Firm’s financial instruments cannot be valued based upon quoted market prices but are instead valued using pricing models. Such models are used for management of risk positions, such as reporting against limits, as well as for valuation. The Model Risk Group, independent of the businesses and MRM, reviews the models the Firm uses and assesses model appropriateness and consistency. The model reviews consider a number of factors about the model’s suitability for valuation and risk management of a particular product, including whether it accurately reflects the characteristics of the transaction and its significant risks, the suitability and convergence properties of numerical algorithms, reliability of data sources, consistency of the treatment with models for similar products, and sensitivity to input parameters and assumptions that cannot be priced from the market.
Reviews are conducted for new or changed models, as well as previously accepted models, to assess whether there have been any changes in the product or market that may impact the model’s validity and whether there are theoretical or competitive developments that may require reassessment of the model’s adequacy. For a summary of valuations based upon models, see Critical Accounting Estimates used by the Firm on pages 81–83 of this Annual Report.
Risk reporting
Nonstatistical exposures, value-at-risk, loss advisories and limit excesses are reported daily for each trading and nontrading business. Market risk exposure trends, value-at-risk trends, profit and loss changes, and portfolio concentrations are reported weekly. Stress test results are reported monthly to business and senior management.

78	JPMorgan Chase & Co. / 2005 Annual Report

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
The Firm’s approach to operational risk management is intended to mitigate such losses by supplementing traditional control-based approaches to operational risk with risk measures, tools and disciplines that are risk-specific, consistently applied and utilized firmwide. Key themes are transparency of information, escalation of key issues and accountability for issue resolution.
During 2005, the Firm substantially completed the implementation of Phoenix, a new internally-designed operational risk software tool. Phoenix integrates the individual components of the operational risk management framework into a unified, web-based tool. Phoenix is intended to enable the Firm to enhance its reporting and analysis of operational risk data by enabling risk identification, measurement, monitoring, reporting and analysis to be done in an integrated manner, thereby enabling efficiencies in the Firm’s management of its operational risk.
For purposes of identification, monitoring, reporting and analysis, the Firm categorizes operational risk events as follows:
•	Client service and selection

•	Business practices

•	Fraud, theft and malice

•	Execution, delivery and process management

•	Employee disputes

•	Disasters and public safety

•	Technology and infrastructure failures
Risk identification and measurement
Risk identification is the recognition of the operational risk events that management believes may give rise to operational losses.
In 2005, JPMorgan Chase substantially completed a multi-year effort to redesign the underlying architecture of its firmwide self-assessment process. The goal of the self-assessment process is for each business to identify the key operational risks specific to its environment and assess the degree to which it maintains appropriate controls. Action plans are developed for control issues identified, and businesses are held accountable for tracking and resolving these issues on a timely basis.
All businesses were required to perform self-assessments in 2005. Going forward, the Firm will utilize the self-assessment process as a dynamic risk management tool.
Risk monitoring
The Firm has a process for monitoring operational risk-event data, permitting analysis of errors and losses as well as trends. Such analysis, performed both at a line of business level and by risk-event type, enables identification of the causes associated with risk events faced by the businesses. Where available, the internal data can be supplemented with external data for comparative analysis with industry patterns. The data reported will enable the Firm to back-test against self-assessment results.
Risk reporting and analysis
Operational risk management reports provide timely and accurate information, including information about actual operational loss levels and self-assessment results, to the lines of business and senior management. The purpose of these reports is to enable management to maintain operational risk at appropriate levels within each line of business, to escalate issues and to provide consistent data aggregation across the Firm’s businesses and support areas.
Audit alignment
Internal Audit utilizes a risk-based program of audit coverage to provide an independent assessment of the design and effectiveness of key controls over the Firm’s operations, regulatory compliance and reporting. Audit partners with business management and members of the control community in providing guidance on the operational risk framework and reviewing the effectiveness and accuracy of the business self-assessment process as part of its business unit audits.

JPMorgan Chase & Co. / 2005 Annual Report	79

Management’s discussion and analysis
JPMorgan Chase & Co.
Reputation and fiduciary risk management

A firm’s success depends not only on its prudent management of liquidity, credit, market and operational risks that are part of its business risks, but equally on the maintenance among many constituents – clients, investors, regulators, as well as the general public – of a reputation for business practices of the highest quality. Attention to reputation has always been a key aspect of the Firm’s practices, and maintenance of reputation is the responsibility of everyone at the Firm. JPMorgan Chase bolsters this individual responsibility in many ways, including through the Firm’s Code of Conduct, training, maintaining adherence to policies and procedures and oversight functions that approve transactions. These oversight functions include a Conflicts Office, which examines wholesale transactions with the potential to create conflicts of interest for the Firm.
Policy review office
The Firm also has a specific structure to address certain transactions with clients, especially complex derivatives and structured finance transactions, that have the potential to adversely affect its reputation. This structure reinforces the Firm’s procedures for examining transactions in terms of appropriateness, ethical issues and reputational risk, and it intensifies the Firm’s scrutiny of the purpose and effect of its transactions from the client’s point of view, with the goal that these transactions are not used to mislead investors or others. The structure operates at three levels: as part of every business’ transaction approval process; through review by regional Reputation Risk Committees; and through oversight by the Policy Review Office.
Primary responsibility for adherence to the policies and procedures designed to address reputation risk lies with the business units conducting the transactions in question. The Firm’s transaction approval process requires review from, among others, internal legal/compliance, conflicts, tax and accounting groups. Transactions involving an SPE established by the Firm receive particular scrutiny intended to ensure that every such entity is properly approved, documented, monitored and controlled.
Business units are also required to submit to regional Reputation Risk Committees proposed transactions that may give rise to heightened reputation risk – particularly a client’s motivation and its intended financial disclosure of the transaction. The committees may approve, reject or require further clarification on or changes to the transactions. The members of these committees are senior representatives of the business and support units in the region. The committees may escalate transaction review to the Policy Review Office.
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
In 2006, this structure, which until now has been focused primarily on Investment Bank activities, will be expanded to include the activities of Commercial Banking and the Private Bank. These lines of business will implement training and review procedures similar to those in the Investment Bank and their activities also will be subject to the oversight of the Policy Review Office.
Fiduciary risk management
The risk management committees within each line of business include in their mandate the oversight of the legal, reputational and, where appropriate, fiduciary risks in their businesses that may produce significant losses or reputational damage. The Fiduciary Risk Management function works with the relevant line of business risk committees to ensure that businesses providing investment or risk management products or services that give rise to fiduciary duties to clients perform at the appropriate standard relative to their fiduciary relationship with a client. Of particular focus are the policies and practices that address a business’ responsibilities to a client, including client suitability determination, disclosure obligations, disclosure communications and performance expectations with respect to such of the investment and risk management products or services being provided by the Firm that give rise to such fiduciary duties. In this way, the relevant line-of-business risk committees, together with the Fiduciary Risk Management function, provide oversight of the Firm’s efforts to monitor, measure and control the risks that may arise in the delivery of the products or services to clients that give rise to such duties, as well as those stemming from any of the Firm’s fiduciary responsibilities to employees under the Firm’s various employee benefit plans.

Private equity risk management

Risk management
The Firm makes direct principal investments in private equity. The illiquid nature and long-term holding period associated with these investments differentiates private equity risk from the risk of positions held in the trading portfolios. The Firm’s approach to managing private equity risk is consistent with the Firm’s general risk governance structure. Controls are in place establishing target levels for total and annual investment in order to control the overall size of the portfolio. Industry and geographic concentration limits are in place intended to ensure diversification of the portfolio, and periodic reviews are performed on the portfolio to substantiate the valuations of the investments. The Valuation Control Group within the Finance area is responsible for reviewing the accuracy of the carrying values of private equity investments held by Private Equity. At December 31, 2005, the carrying value of the private equity portfolios of JPMorgan Partners and ONE Equity Partners businesses was $6.2 billion, of which $479 million represented positions traded in the public market.

80	JPMorgan Chase & Co. / 2005 Annual Report

Critical accounting estimates used by the Firm

JPMorgan Chase’s accounting policies and use of estimates are integral to understanding its reported results. The Firm’s most complex accounting estimates require management’s judgment to ascertain the valuation of assets and liabilities. The Firm has established detailed policies and control procedures intended to ensure that valuation methods, including any judgments made as part of such methods, are well controlled, independently reviewed and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in a controlled and appropriate manner. The Firm believes its estimates for determining the valuation of its assets and liabilities are appropriate. The following is a brief description of the Firm’s critical accounting estimates involving significant valuation judgments.
Allowance for credit losses
JPMorgan Chase’s allowance for credit losses covers the wholesale and consumer loan portfolios as well as the Firm’s portfolio of wholesale lending-related commitments. The Allowance for loan losses is intended to adjust the value of the Firm’s loan assets for probable credit losses as of the balance sheet date. For a further discussion of the methodologies used in establishing the Firm’s Allowance for credit losses, see Note 12 on pages 107–108 of this Annual Report.
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
The Firm uses a risk rating system to determine the credit quality of its wholesale loans. Wholesale loans are reviewed for information affecting the obligor’s ability to fulfill its obligations. In assessing the risk rating of a particular loan, among the factors considered include the obligor’s debt capacity and financial flexibility, the level of the obligor’s earnings, the amount and sources for repayment, the level and nature of contingencies, management strength, and the industry and geography in which the obligor operates. These factors are based upon an evaluation of historical and current information, and involve subjective assessment and interpretation. Emphasizing one factor over another, or considering additional factors that may be relevant in determining the risk rating of a particular loan but which are not currently an explicit part of the Firm’s methodology, could impact the risk rating assigned by the Firm to that loan.
Management applies its judgment to derive loss factors associated with each credit facility. These loss factors are determined by facility structure, collateral and type of obligor. Wherever possible, the Firm uses independent, verifiable data or the Firm’s own historical loss experience in its models for estimating these loss factors. Many factors can affect management’s estimates of loss, including volatility of loss given default, probability of default and rating migrations. Judgment is applied to determine whether the loss given default should be calculated as an average over the entire credit cycle or at a particular point in the credit cycle. The application of different loss given default factors would change the amount of the Allowance for credit losses determined appropriate by the Firm. Similarly, there are judgments as to which external data on probability of default should be used and when they should be used. Choosing data that are not reflective of the Firm’s specific loan portfolio characteristics could also affect loss estimates.
Management also applies its judgment to adjust the loss factors derived, taking into consideration model imprecision, external factors and economic events that have occurred but are not yet reflected in the loss factors. The resultant adjustments to the statistical calculation on the performing portfolio are determined by creating estimated ranges using historical experience of both loss given default and probability of default. Factors related to concentrated and deteriorating industries are also incorporated where relevant. The estimated ranges and the determination of the appropriate point within the range are based upon management’s view of uncertainties that relate to current macroeconomic and political conditions, quality of underwriting standards and other relevant internal and external factors affecting the credit quality of the current portfolio. The adjustment to the statistical calculation for the wholesale loan portfolio for the period ended December 31, 2005, was $621 million, the higher-end within the range, based upon management’s assessment of current economic conditions.
Consumer loans
For scored loans in the consumer lines of business, loss is primarily determined by applying statistical loss factors and other risk indicators to pools of loans by asset type. These loss estimates are sensitive to changes in delinquency status, credit bureau scores, the realizable value of collateral and other risk factors.
Adjustments to the statistical calculation are accomplished in part by analyzing the historical loss experience for each major product segment. Management analyzes the range of credit loss experienced for each major portfolio segment, taking into account economic cycles, portfolio seasoning and underwriting criteria, and then formulates a range that incorporates relevant risk factors that impact overall credit performance. The recorded adjustment to the statistical calculation for the period ended December 31, 2005, was $1.2 billion, based upon management’s assessment of current economic conditions.
Fair value of financial instruments
A portion of JPMorgan Chase’s assets and liabilities are carried at fair value, including trading assets and liabilities, AFS securities and private equity investments. Held-for-sale loans, mortgage servicing rights (“MSRs”) and commodities inventory are carried at the lower of fair value or cost. At December 31, 2005, approximately $386 billion of the Firm’s assets were recorded at fair value.
The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The majority of the Firm’s assets reported at fair value are based upon quoted market prices or on internally developed models that utilize independently sourced market parameters, including interest rate yield curves, option volatilities and currency rates.
The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that are actively traded and have quoted market prices or parameters readily available, there is little-to-no subjectivity in determining fair value. When observable market prices and parameters do not exist, management judgment is necessary to estimate fair value. The valuation process takes into consideration

JPMorgan Chase & Co. / 2005 Annual Report	81

Management’s discussion and analysis
JPMorgan Chase & Co.

factors such as liquidity and concentration concerns and, for the derivatives portfolio, counterparty credit risk (see the discussion of CVA on page 70 of this Annual Report). For example, there is often limited market data to rely on when estimating the fair value of a large or aged position. Similarly, judgment must be applied in estimating prices for less readily observable external parameters. Finally, other factors such as model assumptions, market dislocations and unexpected correlations can affect estimates of fair value. Imprecision in estimating these factors can impact the amount of revenue or loss recorded for a particular position.
Trading and available-for-sale portfolios
Substantially all of the Firm’s securities held for trading and investment purposes (“long” positions) and securities that the Firm has sold to other parties but does not own (“short” positions) are valued based upon quoted market prices. However, certain securities are less actively traded and, therefore, are not always able to be valued based upon quoted market prices. The determination of their fair value requires management judgment, as this determination may require benchmarking to similar instruments or analyzing default and recovery rates. Examples include certain collateralized mortgage and debt obligations and high-yield debt securities.
As few derivative contracts are listed on an exchange, the majority of the Firm’s derivative positions are valued using internally developed models that use as their basis readily observable market parameters – that is, parameters that are actively quoted and can be validated to external sources, including industry-pricing services. Certain derivatives, however, are valued based upon models with significant unobservable market parameters – that is, parameters that must be estimated and are, therefore, subject to management judgment to substantiate the model valuation. These instruments are normally either less actively traded or trade activity is one-way. Examples include long-dated interest rate or currency swaps, where swap rates may be unobservable for longer maturities, and certain credit products, where correlation and recovery rates are unobservable. Due to the lack of observable market data, the Firm defers the initial trading profit for these financial instruments. The deferred profit is recognized in Trading revenue on a systematic basis and when observable market data becomes available. Management’s judgment also includes recording fair value adjustments (i.e., reductions) to model valuations to account for parameter uncertainty when valuing complex or less actively traded derivative transactions. The following table summarizes the Firm’s trading and available-for-sale portfolios by valuation methodology at December 31, 2005:

	Trading assets		Trading liabilities
	Securities		Securities		AFS
	purchased (a)	Derivatives (b)	sold (a)	Derivatives (b)	securities

Fair value based upon:
Quoted market prices	86%	2%	97%	2%	91%
Internal models with significant observable market parameters	12	96	2	97	6
Internal models with significant unobservable market parameters	2	2	1	1	3

Total	100%	100%	100%	100%	100%

(a)	Reflected as debt and equity instruments on the Firm’s Consolidated balance sheets.
(b)	Based upon gross mark-to-market valuations of the Firm’s derivatives portfolio prior to netting positions pursuant to FIN 39, as cross-product netting is not relevant to an analysis based upon valuation methodologies.

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
For a discussion of market risk management, including the model review process, see Market risk management on pages 75–78 of this Annual Report. For further details regarding the Firm’s valuation methodologies, see Note 29 on pages 126–128 of this Annual Report.
Loans held-for-sale
The fair value of loans in the held-for-sale portfolio is generally based upon observable market prices of similar instruments, including bonds, credit derivatives and loans with similar characteristics. If market prices are not available, fair value is based upon the estimated cash flows adjusted for credit risk that is discounted using a rate appropriate for each maturity that incorporates the effects of interest rate changes.
Commodities inventory
The majority of commodities inventory includes bullion and base metals where fair value is determined by reference to prices in highly active and liquid markets. The fair value of other commodities inventory is determined primarily using prices and data derived from less liquid and developing markets where the underlying commodities are traded.
Private equity investments
Valuation of private investments held primarily by the Private Equity business within Corporate requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets. Private investments are initially valued based upon cost. The carrying values of private investments are adjusted from cost to reflect both positive and negative changes evidenced by financing events with third-party capital providers. In addition, these investments are subject to ongoing impairment reviews by Private Equity’s senior investment professionals. A variety of factors are reviewed and monitored to assess impairment including, but not limited to, operating performance and future expectations of the particular portfolio investment, industry valuations of comparable public companies, changes in market outlook and the third-party financing environment over time. The Valuation Control Group within the Finance area is responsible for reviewing the accuracy of the carrying values of private investments held by Private Equity. For additional information about private equity investments,

82	JPMorgan Chase & Co. / 2005 Annual Report

see the Private equity risk management discussion on page 80 and Note 9 on pages 103–105 of this Annual Report.
MSRs and certain other retained interests in securitizations
MSRs and certain other retained interests from securitization activities do not trade in an active, open market with readily observable prices. For example, sales of MSRs do occur, but the precise terms and conditions are typically not readily available. Accordingly, the Firm estimates the fair value of MSRs and certain other retained interests in securitizations using discounted future cash flow (DCF) models.
For MSRs, the model considers portfolio characteristics, contractually specified servicing fees and prepayment assumptions, delinquency rates, late charges, other ancillary revenues, costs to service and other economic factors. During the fourth quarter of 2005, the Company began utilizing an option adjusted spread (“OAS”) valuation approach when determining the fair value of MSRs. This approach, when used in conjunction with the Firm’s proprietary prepayment model, projects MSR cash flows over multiple interest rate scenarios, which are then discounted at risk-adjusted rates, to estimate an expected fair value of the MSRs. The OAS valuation approach is expected to provide improved estimates of fair value. The initial valuation of MSRs under OAS did not have a material impact to the Firm’s financial statements.
For certain other retained interests in securitizations (such as interest only strips), a single interest rate path DCF model is used and generally includes assumptions based upon projected finance charges related to the securitized assets, estimated net credit losses, prepayment assumptions, and contractual interest paid to the third-party investors. Changes in the assumptions used may have a significant impact on the Firm’s valuation of retained interests.
For both MSRs and certain other retained interests in securitizations, the Firm compares its fair value estimates and assumptions to observable market data where available and to recent market activity and actual portfolio experience. Management believes that the assumptions used to estimate fair values are supportable and reasonable.
For a further discussion of the most significant assumptions used to value retained interests in securitizations and MSRs, as well as the applicable stress tests for those assumptions, see Notes 13 and 15 on pages 108–111 and 114–116, respectively, of this Annual Report.
Goodwill impairment
Under SFAS 142, goodwill must be allocated to reporting units and tested for impairment. The Firm tests goodwill for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. Impairment testing is performed at the reporting-unit level (which is generally one level below the six major business segments identified in Note 31 on pages 130–131 of this Annual Report, plus Private Equity which is included in Corporate). The first part of the test is a comparison, at the reporting unit level, of the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value is less than the carrying value, then the second part of the test is needed to measure the amount of potential goodwill impairment. The implied fair value of the reporting unit goodwill is calculated and compared to the carrying amount of goodwill recorded in the Firm’s financial records. If the carrying value of reporting unit goodwill exceeds the implied fair value of that goodwill, then the Firm would recognize an impairment loss in the amount of the difference, which would be recorded as a charge against Net income.
The fair values of the reporting units are determined using discounted cash flow models based upon each reporting unit’s internal forecasts. In addition, analysis using market-based trading and transaction multiples, where available, are used to assess the reasonableness of the valuations derived from the discounted cash flow models.
Goodwill was not impaired as of December 31, 2005 or 2004, nor was any goodwill written off due to impairment during the years ended December 31, 2005, 2004 and 2003. See Note 15 on page 114 of this Annual Report for additional information related to the nature and accounting for goodwill and the carrying values of goodwill by major business segment.

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
In the fourth quarter of 2005, the Firm applied the repatriation provision to $1.9 billion of cash from foreign earnings, resulting in a net tax benefit of $55 million. The $1.9 billion of cash will be used in accordance with the Firm’s domestic reinvestment plan pursuant to the guidelines set forth in the Act.
Accounting for share-based payments
In December 2004, the FASB issued SFAS 123R, which revises SFAS 123 and supersedes APB 25. In March 2005, the Securities and Exchange Commission (“SEC”) issued SAB 107 which provides interpretive guidance on SFAS 123R. Accounting and reporting under SFAS 123R is generally similar to the SFAS 123 approach. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based upon their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R permits adoption using one of two methods – modified prospective or modified retrospective. In April 2005, the SEC approved a new rule that, for public companies, delays the effective date of SFAS 123R to no later than January 1, 2006. The Firm adopted SFAS 123R on January 1, 2006, under the modified prospective method.
The Firm continued to account for certain stock options that were outstanding as of December 31, 2002, under APB 25 using the intrinsic value method. Therefore, compensation expense for some previously granted awards that was not recognized under SFAS 123 will be recognized commencing January 1, 2006, under SFAS 123R. Had the Firm adopted SFAS 123R in prior periods, the impact would have approximated that shown in the SFAS 123 pro forma disclosures in Note 7 on pages 100–102 of this Annual Report, which presents net income and earnings per share as if all outstanding awards were accounted for at fair value.
Prior to adopting SFAS 123R, the Firm’s accounting policy for share-based payment awards granted to retirement-eligible employees was to recognize

JPMorgan Chase & Co. / 2005 Annual Report	83

Management’s discussion and analysis
JPMorgan Chase & Co.

compensation cost over the awards’ stated service period. For awards granted to retirement-eligible employees in January 2006, which are subject to SFAS 123R, the Firm will recognize compensation expense on the grant date without giving consideration to the impact of post-employment restrictions. This will result in an increase in compensation expense for the fiscal quarter ended March 31, 2006 of approximately $300 million, as compared with the expense that would have been recognized under the Firm’s prior accounting policy. The Firm will also accrue in 2006 the estimated cost of stock awards to be granted to retirement-eligible employees in January 2007.
Accounting for conditional asset retirement obligations
In March 2005, FASB issued FIN 47 to clarify the term “conditional asset retirement obligation” as used in SFAS 143. Conditional asset retirement obligations are legal obligations to perform an asset retirement activity in which the timing and/or method of settlement are conditional based upon a future event that may or may not be within the control of the company. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 clarifies that a company is required to recognize a liability for the fair value of the conditional asset retirement obligation if the fair value of the liability can be reasonably estimated and provides guidance for determining when a company would have sufficient information to reasonably estimate the fair value of the obligation. The Firm adopted FIN 47 on December 31, 2005. The implementation did not have a material impact on its financial position or results of operations.
Accounting for Certain Hybrid Financial Instruments –
an Amendment of FASB Statements No. 133 and 140
In February 2006, the FASB issued SFAS 155, which applies to certain “hybrid financial instruments,” which are instruments that contain embedded derivatives. The new standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation.
This new standard also permits an election for fair value remeasurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS 133. The fair value election can be applied on an instrument-by-instrument basis to existing instruments at the date of adoption and can be applied to new instruments on a prospective basis.
Currently, the Firm is planning to adopt this standard effective January 1, 2006. In addition, the Firm is assessing to which qualifying existing and newly issued instruments it will apply the fair value election. Implementation of this standard is not expected to have a material impact on the Firm’s financial position or results of operations.

Nonexchange-traded commodity derivative contracts at fair value

In the normal course of business, JPMorgan Chase trades nonexchange-traded commodity derivative contracts. To determine the fair value of these contracts, the Firm uses various fair value estimation techniques, which are primarily based upon internal models with significant observable market parameters. The Firm’s nonexchange-traded commodity derivative contracts are primarily energy-related contracts. The following table summarizes the changes in fair value for nonexchange-traded commodity derivative contracts for the year ended December 31, 2005:

For the year ended
December 31, 2005 (in millions)	Asset position	Liability position

Net fair value of contracts outstanding at January 1, 2005	$1,449	$999
Effect of legally enforceable master netting agreements	2,304	2,233

Gross fair value of contracts outstanding at January 1, 2005	3,753	3,232
Contracts realized or otherwise settled during the period	(12,589)	(10,886)
Fair value of new contracts	37,518	30,691
Changes in fair values attributable to changes in valuation techniques and assumptions	–	–
Other changes in fair value	(11,717)	(7,635)

Gross fair value of contracts outstanding at December 31, 2005	16,965	15,402
Effect of legally enforceable master
netting agreements	(10,014)	(10,078)

Net fair value of contracts outstanding at December 31, 2005	$6,951	$5,324

The following table indicates the schedule of maturities of nonexchange-traded commodity derivative contracts at December 31, 2005:

At December 31, 2005 (in millions)	Asset position	Liability position

Maturity less than 1 year	$6,682	$6,254
Maturity 1–3 years	8,231	7,590
Maturity 4–5 years	1,616	1,246
Maturity in excess of 5 years	436	312

Gross fair value of contracts outstanding at December 31, 2005	16,965	15,402
Effects of legally enforceable master netting agreements	(10,014)	(10,078)

Net fair value of contracts outstanding at December 31, 2005	$6,951	$5,324

84	JPMorgan Chase & Co. / 2005 Annual Report

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
Management has completed an assessment of the effectiveness of the Firm’s internal control over financial reporting as of December 31, 2005. In making the assessment, management used the framework in “Internal Control –Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.
Based upon the assessment performed, management concluded that as of December 31, 2005, JPMorgan Chase’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based upon management’s assessment, the Firm determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2005.
Management’s assessment of the effectiveness of the Firm’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, JPMorgan Chase’s independent registered public accounting firm, who also audited the Firm’s financial statements as of and for the year ended December 31, 2005, as stated in their report which is included herein.
William B. Harrison, Jr.
Chairman of the Board
James Dimon
President and Chief Executive Officer
Michael J. Cavanagh
Executive Vice President and Chief Financial Officer

February 24, 2006

JPMorgan Chase & Co. / 2005 Annual Report	85

Report of independent registered public accounting firm
JPMorgan Chase & Co.
PRICEWATERHOUSE COOPERS LLP • 300 MADISON AVENUE • NEW YORK, NY 10017
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of JPMorgan Chase & Co.:

We have completed integrated audits of JPMorgan Chase & Co.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions on JPMorgan Chase & Co.’s 2005, 2004, and 2003 consolidated financial statements and on its internal control over financial reporting as of December 31, 2005, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of the JPMorgan Chase & Co. and its subsidiaries (the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in the accompanying Management’s report on internal control over financial reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of
December 31, 2005, based on criteria established in Internal Control –Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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

February 24, 2006

86	JPMorgan Chase & Co. / 2005 Annual Report

Consolidated statements of income
JPMorgan Chase & Co.

Year ended December 31, (in millions, except per share data)(a)	2005	2004	2003

Revenue
Investment banking fees	$4,088	$3,537	$2,890
Trading revenue	5,860	3,612	4,427
Lending & deposit related fees	3,389	2,672	1,727
Asset management, administration and commissions	10,390	8,165	6,039
Securities/private equity gains	473	1,874	1,479
Mortgage fees and related income	1,054	806	790
Credit card income	6,754	4,840	2,466
Other income	2,694	830	601

Noninterest revenue	34,702	26,336	20,419

Interest income	45,200	30,595	24,044
Interest expense	25,369	13,834	11,079

Net interest income	19,831	16,761	12,965

Total net revenue	54,533	43,097	33,384

Provision for credit losses	3,483	2,544	1,540

Noninterest expense
Compensation expense	18,255	14,506	11,387
Occupancy expense	2,299	2,084	1,912
Technology and communications expense	3,624	3,702	2,844
Professional & outside services	4,224	3,862	2,875
Marketing	1,917	1,335	710
Other expense	3,705	2,859	1,694
Amortization of intangibles	1,525	946	294
Merger costs	722	1,365	—
Litigation reserve charge	2,564	3,700	100

Total noninterest expense	38,835	34,359	21,816

Income before income tax expense	12,215	6,194	10,028
Income tax expense	3,732	1,728	3,309

Net income	$8,483	$4,466	$6,719

Net income applicable to common stock	$8,470	$4,414	$6,668

Net income per common share
Basic earnings per share	$2.43	$1.59	$3.32
Diluted earnings per share	2.38	1.55	3.24

Average basic shares	3,492	2,780	2,009
Average diluted shares	3,557	2,851	2,055

Cash dividends per common share	$1.36	$1.36	$1.36

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.
The Notes to consolidated financial statements are an integral part of these statements.

JPMorgan Chase & Co. / 2005 Annual Report	87

Consolidated balance sheets
JPMorgan Chase & Co.

At December 31, (in millions, except share data)	2005	2004

Assets
Cash and due from banks	$36,670	$35,168
Deposits with banks	21,661	21,680
Federal funds sold and securities purchased under resale agreements	133,981	101,354
Securities borrowed	74,604	47,428
Trading assets (including assets pledged of $79,657 at December 31, 2005, and $77,266 at December 31, 2004)	298,377	288,814
Securities:
Available-for-sale (including assets pledged of $17,614 at December 31, 2005, and $26,881 at December 31, 2004)	47,523	94,402
Held-to-maturity (fair value: $80 at December 31, 2005, and $117 at December 31, 2004)	77	110
Interests in purchased receivables	29,740	31,722

Loans	419,148	402,114
Allowance for loan losses	(7,090)	(7,320)

Loans, net of Allowance for loan losses	412,058	394,794

Private equity investments	6,374	7,735
Accrued interest and accounts receivable	22,421	21,409
Premises and equipment	9,081	9,145
Goodwill	43,621	43,203
Other intangible assets:
Mortgage servicing rights	6,452	5,080
Purchased credit card relationships	3,275	3,878
All other intangibles	4,832	5,726
Other assets	48,195	45,600

Total assets	$1,198,942	$1,157,248

Liabilities
Deposits:
U.S. offices:
Noninterest-bearing	$135,599	$129,257
Interest-bearing	287,774	261,673
Non-U.S. offices:
Noninterest-bearing	7,476	6,931
Interest-bearing	124,142	123,595

Total deposits	554,991	521,456
Federal funds purchased and securities sold under repurchase agreements	125,925	127,787
Commercial paper	13,863	12,605
Other borrowed funds	10,479	9,039
Trading liabilities	145,930	151,207
Accounts payable, accrued expenses and other liabilities (including the Allowance for lending-related commitments of $400 at December 31, 2005, and $492 at December 31, 2004)	78,460	75,722
Beneficial interests issued by consolidated VIEs	42,197	48,061
Long-term debt	108,357	95,422
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	11,529	10,296

Total liabilities	1,091,731	1,051,595

Commitments and contingencies (see Note 25 of this Annual Report)

Stockholders’ equity
Preferred stock	139	339
Common stock (authorized 9,000,000,000 shares at December 31, 2005 and 2004; issued 3,618,189,597 shares and 3,584,747,502 shares at December 31, 2005 and 2004, respectively)	3,618	3,585
Capital surplus	74,994	72,801
Retained earnings	33,848	30,209
Accumulated other comprehensive income (loss)	(626)	(208)
Treasury stock, at cost (131,500,350 shares at December 31, 2005, and 28,556,534 shares at December 31, 2004)	(4,762)	(1,073)

Total stockholders’ equity	107,211	105,653

Total liabilities and stockholders’ equity	$1,198,942	$1,157,248

The Notes to consolidated financial statements are an integral part of these statements.

88	JPMorgan Chase & Co. / 2005 Annual Report

Consolidated statements of changes in stockholders’ equity
JPMorgan Chase & Co.

Year ended December 31, (in millions, except per share data)(a)	2005	2004	2003

Preferred stock
Balance at beginning of year	$339	$1,009	$1,009
Redemption of preferred stock	(200)	(670)	—

Balance at end of year	139	339	1,009

Common stock
Balance at beginning of year	3,585	2,044	2,024
Issuance of common stock	33	72	20
Issuance of common stock for purchase accounting acquisitions	—	1,469	—

Balance at end of year	3,618	3,585	2,044

Capital surplus
Balance at beginning of year	72,801	13,512	13,222
Issuance of common stock and options for purchase accounting acquisitions	—	55,867	—
Shares issued and commitments to issue common stock for employee stock-based awards and related tax effects	2,193	3,422	290

Balance at end of year	74,994	72,801	13,512

Retained earnings
Balance at beginning of year	30,209	29,681	25,851
Net income	8,483	4,466	6,719
Cash dividends declared:
Preferred stock	(13)	(52)	(51)
Common stock ($1.36 per share each year)	(4,831)	(3,886)	(2,838)

Balance at end of year	33,848	30,209	29,681

Accumulated other comprehensive income (loss)
Balance at beginning of year	(208)	(30)	1,227
Other comprehensive income (loss)	(418)	(178)	(1,257)

Balance at end of year	(626)	(208)	(30)

Treasury stock, at cost
Balance at beginning of year	(1,073)	(62)	(1,027)
Purchase of treasury stock	(3,412)	(738)	—
Reissuance from treasury stock	—	—	1,082
Share repurchases related to employee stock-based awards	(277)	(273)	(117)

Balance at end of year	(4,762)	(1,073)	(62)

Total stockholders’ equity	$107,211	$105,653	$46,154

Comprehensive income
Net income	$8,483	$4,466	$6,719
Other comprehensive income (loss)	(418)	(178)	(1,257)

Comprehensive income	$8,065	$4,288	$5,462

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.
The Notes to consolidated financial statements are an integral part of these statements.

JPMorgan Chase & Co. / 2005 Annual Report	89

Consolidated statements of cash flows
JPMorgan Chase & Co.

Year ended December 31, (in millions)(a)	2005	2004	2003

Operating activities
Net income	$8,483	$4,466	$6,719
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	3,483	2,544	1,540
Depreciation and amortization	4,318	3,835	3,101
Deferred tax (benefit) provision	(1,791)	(827)	1,428
Investment securities (gains) losses	1,336	(338)	(1,446)
Private equity unrealized (gains) losses	55	(766)	(77)
Gain on dispositions of businesses	(1,254)	(17)	(68)
Net change in:
Trading assets	(3,845)	(48,703)	(2,671)
Securities borrowed	(27,290)	(4,816)	(7,691)
Accrued interest and accounts receivable	(1,934)	(2,391)	1,809
Other assets	(9)	(17,588)	(9,848)
Trading liabilities	(12,578)	29,764	15,769
Accounts payable, accrued expenses and other liabilities	5,532	13,277	5,973
Other operating adjustments	1,267	(245)	63

Net cash (used in) provided by operating activities	(24,227)	(21,805)	14,601

Investing activities
Net change in:
Deposits with banks	104	(4,196)	(1,233)
Federal funds sold and securities purchased under resale agreements	(32,469)	(13,101)	(11,059)
Other change in loans	(148,894)	(136,851)	(171,779)
Held-to-maturity securities:
Proceeds	33	66	221
Available-for-sale securities:
Proceeds from maturities	31,053	45,197	10,548
Proceeds from sales	82,902	134,534	315,738
Purchases	(81,749)	(173,745)	(301,854)
Proceeds due to the sale and securitization of loans	126,310	108,637	170,870
Net cash (used) received in business acquisitions or dispositions	(1,039)	13,864	(575)
All other investing activities, net	4,796	2,519	1,541

Net cash (used in) provided by investing activities	(18,953)	(23,076)	12,418

Financing activities
Net change in:
Deposits	31,415	52,082	21,851
Federal funds purchased and securities sold under repurchase agreements	(1,862)	7,065	(56,017)
Commercial paper and other borrowed funds	2,618	(4,343)	555
Proceeds from the issuance of long-term debt and capital debt securities	43,721	25,344	17,195
Repayments of long-term debt and capital debt securities	(26,883)	(16,039)	(8,316)
Proceeds from the issuance of stock and stock-related awards	682	848	1,213
Redemption of preferred stock	(200)	(670)	—
Treasury stock purchased	(3,412)	(738)	—
Cash dividends paid	(4,878)	(3,927)	(2,865)
All other financing activities, net	3,868	(26)	133

Net cash provided by (used in) financing activities	45,069	59,596	(26,251)

Effect of exchange rate changes on cash and due from banks	(387)	185	282
Net increase (decrease) in cash and due from banks	1,502	14,900	1,050
Cash and due from banks at the beginning of the year	35,168	20,268	19,218

Cash and due from banks at the end of the year	$36,670	$35,168	$20,268

Cash interest paid	$24,583	$13,384	$10,976
Cash income taxes paid	$4,758	$1,477	$1,337

Note:	In 2004, the fair values of noncash assets acquired and liabilities assumed in the Merger with Bank One were $320.9 billion and $277.0 billion, respectively, and approximately 1,469 million shares of common stock, valued at approximately $57.3 billion, were issued in connection with the merger with Bank One.

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.
The Notes to consolidated financial statements are an integral part of these statements.

90	JPMorgan Chase & Co. / 2005 Annual Report

Notes to consolidated financial statements
JPMorgan Chase & Co.
Note 1 — Basis of presentation

JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States, with operations worldwide. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing, investment management, private banking and private equity. For a discussion of the Firm’s business segment information, see Note 31 on pages 130—131 of this Annual Report.
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
There are two different accounting frameworks applicable to SPEs: the qualifying SPE (“QSPE”) framework under SFAS 140; and the variable interest entity (“VIE”) framework under FIN 46R. The applicable framework depends on the nature of the entity and the Firm’s relation to that entity. The QSPE framework is applicable when an entity transfers (sells) financial assets to an SPE meeting certain criteria defined in SFAS 140. These criteria are designed to ensure that the activities of the entity are essentially predetermined at the inception of the vehicle and that the transferor of the financial assets cannot exercise control over the entity and the assets therein. Entities meeting these criteria are not consolidated by the transferor or other counterparties, as long as they do not have the unilateral ability to liquidate or to cause the entity to no longer meet the QSPE criteria. The Firm primarily follows the QSPE model for securitizations of its residential and commercial mortgages, credit card loans and automobile loans. For further details, see Note 13 on pages 108—111 of this Annual Report.
When the SPE does not meet the QSPE criteria, consolidation is assessed pursuant to FIN 46R. Under FIN 46R, a VIE is defined as an entity that: (1) lacks enough equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties; (2) has equity owners that lack the right to make significant decisions affecting the entity’s operations; and/or (3) has equity owners that do not have an obligation to absorb or the right to receive the entity’s losses or returns.
FIN 46R requires a variable interest holder (i.e., a counterparty to a VIE) to consolidate the VIE if that party will absorb a majority of the expected losses of the VIE, receive the majority of the expected residual returns of the VIE, or both. This party is considered the primary beneficiary. In making this determination, the Firm thoroughly evaluates the VIE’s design, capital structure and relationships among variable interest holders. When the primary beneficiary cannot be identified through a qualitative analysis, the Firm performs a quantitative analysis, which computes and allocates expected losses or residual returns to variable interest holders. The allocation of expected cash flows in this analysis is based upon the relative contractual rights and preferences of each interest holder in the VIE’s capital structure. For further details, see Note 14 on pages 111—113 of this Annual Report.
All retained interests and significant transactions between the Firm, QSPEs and nonconsolidated VIEs are reflected on JPMorgan Chase’s Consolidated balance sheets or in the Notes to consolidated financial statements.
Investments in companies that are considered to be voting-interest entities under FIN 46R in which the Firm has significant influence over operating and financing decisions are accounted for in accordance with the equity method of accounting. These investments are generally included in Other assets, and the Firm’s share of income or loss is included in Other income. For a discussion of private equity investments, see Note 9 on pages 103—105 of this Annual Report.
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

JPMorgan Chase & Co. / 2005 Annual Report	91

Notes to consolidated financial statements
JPMorgan Chase & Co.

Foreign currency translation
JPMorgan Chase revalues assets, liabilities, revenues and expenses denominated in foreign currencies into U.S. dollars using applicable exchange rates.
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
Significant accounting policies
The following table identifies JPMorgan Chase’s significant accounting policies and the Note and page where a detailed description of each policy can be found:

Trading activities	Note 3	Page 94
Other noninterest revenue	Note 4	Page 95
Pension and other postretirement employee benefit plans	Note 6	Page 96
Employee stock-based incentives	Note 7	Page 100
Securities and private equity investments	Note 9	Page 103
Securities financing activities	Note 10	Page 105
Loans	Note 11	Page 106
Allowance for credit losses	Note 12	Page 107
Loan securitizations	Note 13	Page 108
Variable interest entities	Note 14	Page 111
Goodwill and other intangible assets	Note 15	Page 114
Premises and equipment	Note 16	Page 116
Income taxes	Note 22	Page 120
Accounting for derivative instruments and hedging activities	Note 26	Page 123
Off-balance sheet lending-related financial instruments and guarantees	Note 27	Page 124
Fair value of financial instruments	Note 29	Page 126

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
As part of the Merger, certain accounting policies and practices were conformed, which resulted in $976 million of charges in 2004. The significant components of the conformity charges comprised a $1.4 billion charge related to the decertification of the seller’s interest in credit card securitizations, and the benefit of a $584 million reduction in the allowance for credit losses as a result of conforming the wholesale and consumer credit provision methodologies.
The final purchase price of the Merger has been allocated to the assets acquired and liabilities assumed using their fair values as of the merger date. The computation of the purchase price and the allocation of the purchase price to the net assets of Bank One – based on their respective fair values as of July 1, 2004 – and the resulting goodwill are presented below.

(in millions, except per share amounts)	July 1, 2004

Purchase price
Bank One common stock exchanged	1,113
Exchange ratio	1.32

JPMorgan Chase common stock issued	1,469
Average purchase price per JPMorgan Chase common share(a)	$39.02

		$57,336
Fair value of employee stock awards and direct acquisition costs		1,210

Total purchase price		$58,546

Net assets acquired:
Bank One stockholders’ equity	$24,156
Bank One goodwill and other intangible assets	(2,754)

Subtotal	21,402

Adjustments to reflect assets acquired at fair value:
Loans and leases	(2,261)
Private equity investments	(72)
Identified intangibles	8,665
Pension plan assets	(778)
Premises and equipment	(417)
Other assets	(267)

Amounts to reflect liabilities assumed at fair value:
Deposits	(373)
Deferred income taxes	932
Other postretirement benefit plan liabilities	(49)
Other liabilities	(1,162)
Long-term debt	(1,234)

		24,386

Goodwill resulting from Merger(b)		$34,160

(a)	The value of the Firm’s common stock exchanged with Bank One shareholders was based on the average closing prices of the Firm’s common stock for the two days prior to, and the two days following, the announcement of the Merger on January 14, 2004.

(b)	Goodwill resulting from the Merger reflects adjustments of the allocation of the purchase price to the net assets acquired through June 30, 2005. Minor adjustments subsequent to June 30, 2005, are reflected in the December 31, 2005 Goodwill balance in Note 15 on page 114 of this Annual Report.

92	JPMorgan Chase & Co. / 2005 Annual Report

Condensed statement of net assets acquired
The following condensed statement of net assets acquired reflects the fair value of Bank One net assets as of July 1, 2004.

(in millions)	July 1, 2004

Assets
Cash and cash equivalents	$14,669
Securities	70,512
Interests in purchased receivables	30,184
Loans, net of allowance for loan losses	129,650
Goodwill and other intangible assets	42,825
All other assets	47,739

Total assets	$335,579

Liabilities
Deposits	$164,848
Short-term borrowings	9,811
All other liabilities	61,494
Long-term debt	40,880

Total liabilities	277,033

Net assets acquired	$58,546

Acquired, identifiable intangible assets
Components of the fair value of acquired, identifiable intangible assets as of July 1, 2004, were as follows:

	Fair value	Weighted average	Useful life
	(in millions)	life (in years)	(in years)

Core deposit intangibles	$3,650	5.1	Up to 10
Purchased credit card relationships	3,340	4.6	Up to 10
Other credit card-related intangibles	295	4.6	Up to 10
Other customer relationship intangibles	870	4.6–10.5	Up to 20

Subtotal	8,155	5.1	Up to 20
Indefinite-lived asset management intangibles	510	NA	NA

Total	$8,665

Unaudited pro forma condensed combined financial information
The following unaudited pro forma condensed combined financial information presents the results of operations of the Firm had the Merger taken place at January 1, 2003.

Year ended December 31, (in millions, except per share)	2004	2003

Noninterest revenue	$31,175	$28,966
Net interest income	21,366	21,715

Total net revenue	52,541	50,681
Provision for credit losses	2,727	3,570
Noninterest expense	40,504	33,136

Income before income tax expense	9,310	13,975
Net income	$6,544	$9,330

Net income per common share:
Basic	$1.85	$2.66
Diluted	1.81	2.61

Average common shares outstanding:
Basic	3,510	3,495
Diluted	3,593	3,553

Other business events
Collegiate Funding Services
On March 1, 2006, JPMorgan Chase acquired, for approximately $663 million, Collegiate Funding Services, a leader in student loan servicing and consolidation. This acquisition will enable the Firm to create a comprehensive education finance business.
BrownCo
On November 30, 2005, JPMorgan Chase sold BrownCo, an on-line deep-discount brokerage business, to E*TRADE Financial for a cash purchase price of $1.6 billion. JPMorgan Chase recognized an after-tax gain of $752 million. BrownCo’s results of operations are reported in the Asset & Wealth Management business segment; however, the gain on the sale, which is recorded in Other income in the Consolidated statements of income, is reported in the Corporate business segment.
Sears Canada credit card business
On November 15, 2005, JPMorgan Chase purchased Sears Canada Inc.’s credit card operation, including both the private-label card accounts and the co-branded Sears MasterCard® accounts. The credit card operation includes approximately 10 million accounts with $2.2 billion (CAD$2.5 billion) in managed loans. Sears Canada and JPMorgan Chase entered into an ongoing arrangement under which JPMorgan Chase will offer private-label and co-branded credit cards to both new and existing customers of Sears Canada.
Chase Merchant Services, Paymentech integration
On October 5, 2005, JPMorgan Chase and First Data Corp. completed the integration of the companies’ jointly owned Chase Merchant Services and Paymentech merchant businesses, to be operated under the name of Chase Paymentech Solutions, LLC. The joint venture is the largest financial transaction processor in the U.S. for businesses accepting credit card payments via traditional point of sale, Internet, catalog and recurring billing. As a result of the integration into a joint venture, Paymentech has been deconsolidated and JPMorgan Chase’s ownership interest in this joint venture is accounted for in accordance with the equity method of accounting.
Neovest Holdings, Inc.
On September 1, 2005, JPMorgan Chase completed its acquisition of Neovest Holdings, Inc., a provider of high-performance trading technology and direct market access. This transaction will enable the Investment Bank to offer a leading, broker-neutral trading platform across asset classes to institutional investors, asset managers and hedge funds.
Vastera
On April 1, 2005, JPMorgan Chase acquired Vastera, a provider of global trade management solutions, for approximately $129 million. Vastera’s business was combined with the Logistics and Trade Services businesses of TSS’ Treasury Services unit. Vastera automates trade management processes associated with the physical movement of goods internationally; the acquisition enables TS to offer management of information and processes in support of physical goods movement, together with financial settlement.

JPMorgan Chase & Co. / 2005 Annual Report	93

Notes to consolidated financial statements
JPMorgan Chase & Co.

JPMorgan Partners
On March 1, 2005, the Firm announced that the management team of JPMorgan Partners, LLC, a private equity unit of the Firm, will become independent when it completes the investment of the current $6.5 billion Global Fund, which it advises. The buyout and growth equity professionals of JPMorgan Partners will form a new independent firm, CCMP Capital, LLC, and the venture professionals will separately form a new independent firm, Panorama Capital, LLC. JPMorgan Chase has committed to invest the lesser of $875 million or 24.9% of the limited partnership interests in the fund to be raised by CCMP Capital, and has committed to invest the lesser of $50 million or 24.9% of the limited partnership interests in the fund to be raised by Panorama Capital. The investment professionals of CCMP and Panorama will continue to manage the JPMP investments pursuant to a management agreement with the Firm.
Cazenove
On February 28, 2005, JPMorgan Chase and Cazenove Group plc (“Cazenove”) formed a business partnership which combined Cazenove’s investment banking business and JPMorgan Chase’s U.K.-based investment banking business in order to provide investment banking services in the United Kingdom and Ireland. The new company is called JPMorgan Cazenove Holdings.
Other acquisitions
During 2004, JPMorgan Chase purchased the Electronic Financial Services (“EFS”) business from Citigroup and acquired a majority interest in hedge fund manager Highbridge Capital Management (“Highbridge”).
Note 3 – Trading activities
Trading assets include debt and equity securities held for trading purposes that JPMorgan Chase owns (“long” positions). Trading liabilities include debt and equity securities that the Firm has sold to other parties but does not own (“short” positions). The Firm is obligated to purchase securities at a future date to cover the short positions. Included in Trading assets and Trading liabilities are the reported receivables (unrealized gains) and payables (unrealized losses) related to derivatives. These amounts include the derivative assets and liabilities net of cash received and paid, respectively, under legally enforceable master netting agreements. At December 31, 2005, the amount of cash received and paid was approximately $26.7 billion and $18.9 billion, respectively. At December 31, 2004, the amount of cash received and paid was approximately $32.2 billion and $22.0 billion, respectively. Trading positions are carried at fair value on the Consolidated balance sheets.
Trading revenue

Year ended December 31,(a) (in millions)	2005	2004	2003

Fixed income and other(b)	$4,554	$2,976	$4,046
Equities(c)	1,271	797	764
Credit portfolio(d)	35	(161)	(383)

Total	$5,860	$3,612	$4,427

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.

(b)	Includes bonds and commercial paper and various types of interest rate derivatives as well as foreign exchange and commodities.

(c)	Includes equity securities and equity derivatives.

(d)	Includes credit derivatives.
Trading assets and liabilities
The following table presents the fair value of Trading assets and Trading liabilities for the dates indicated:

December 31, (in millions)	2005	2004

Trading assets
Debt and equity instruments:
U.S. government and federal agency obligations	$16,283	$16,867
U.S. government-sponsored enterprise obligations	24,172	23,513
Obligations of state and political subdivisions	9,887	3,486
Certificates of deposit, bankers’ acceptances and commercial paper	5,652	7,341
Debt securities issued by non-U.S. governments	48,671	50,699
Corporate securities and other	143,925	120,926

Total debt and equity instruments	248,590	222,832
Derivative receivables:
Interest rate	30,416	45,892
Foreign exchange	2,855	7,939
Equity	5,575	6,120
Credit derivatives	3,464	2,945
Commodity	7,477	3,086

Total derivative receivables	49,787	65,982

Total trading assets	$298,377	$288,814

Trading liabilities
Debt and equity instruments(a)	$94,157	$87,942

Derivative payables:
Interest rate	28,488	41,075
Foreign exchange	3,453	8,969
Equity	11,539	9,096
Credit derivatives	2,445	2,499
Commodity	5,848	1,626

Total derivative payables	51,773	63,265

Total trading liabilities	$145,930	$151,207

(a)	Primarily represents securities sold, not yet purchased.
Average Trading assets and liabilities were as follows for the periods indicated:

Year ended December 31,(a) (in millions)	2005	2004	2003

Trading assets – debt and equity instruments	$237,370	$200,467	$154,597
Trading assets – derivative receivables	57,365	59,521	85,628

Trading liabilities – debt and equity instruments(b)	$93,102	$82,204	$72,877
Trading liabilities – derivative payables	55,723	52,761	67,783

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.

(b)	Primarily represents securities sold, not yet purchased.

94	JPMorgan Chase & Co. / 2005 Annual Report

Note 4 – Other noninterest revenue
Investment banking fees
This revenue category includes advisory and equity and debt underwriting fees. Advisory fees are recognized as revenue when related services are performed. Underwriting fees are recognized as revenue when the Firm has rendered all services to the issuer and is entitled to collect the fee from the issuer, as long as there are no other contingencies associated with the fee (e.g., the fee is not contingent upon the customer obtaining financing). Underwriting fees are net of syndicate expenses. In addition, the Firm recognizes credit arrangement and syndication fees as revenue after satisfying certain retention, timing and yield criteria.
The following table presents the components of Investment banking fees:

Year ended December 31, (in millions)(a)	2005	2004	2003

Underwriting:
Equity	$864	$780	$699
Debt	1,969	1,859	1,549

Total Underwriting	2,833	2,639	2,248
Advisory	1,255	898	642

Total	$4,088	$3,537	$2,890

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.
Lending & deposit related fees
This revenue category includes fees from loan commitments, standby letters of credit, financial guarantees, deposit-related fees in lieu of compensating balances, cash management-related activities or transactions, deposit accounts, and other loan servicing activities. These fees are recognized over the period in which the related service is provided.
Asset management, administration and commissions
This revenue category includes fees from investment management and related services, custody and institutional trust services, brokerage services, insurance premiums and commissions and other products. These fees are recognized over the period in which the related service is provided.
Mortgage fees and related income
This revenue category includes fees and income derived from mortgage origination, sales and servicing, and includes the effect of risk management activities associated with the mortgage pipeline, warehouse and the mortgage servicing rights (“MSRs”) asset (excluding gains and losses on the sale of Available-for-sale (“AFS”) securities). Origination fees and gains or losses on loan sales are recognized in income upon sale. Mortgage servicing fees are recognized over the period the related service is provided, net of amortization. Valuation changes in the mortgage pipeline, warehouse, MSR asset and corresponding risk management instruments are generally adjusted through earnings as these changes occur. Net interest income and securities gains and losses on AFS securities used in mortgage-related risk management activities are not included in Mortgage fees and related income. For a further discussion of MSRs, see Note 15 on pages 114–116 of this Annual Report.
Credit card income
This revenue category includes interchange income from credit and debit cards, annual fees, and servicing fees earned in connection with securitization activities. Volume-related payments to partners and expenses for rewards programs are also recorded within Credit card income. Fee revenues are recognized as earned, except for annual fees, which are recognized over a 12-month period. Expenses related to rewards programs are recorded when earned by the customer.
Credit card revenue sharing agreements
The Firm has contractual agreements with numerous affinity organizations and co-brand partners, which grant to the Firm exclusive rights to market to their members or customers. These organizations and partners provide to the Firm their endorsement of the credit card programs, mailing lists, and may also conduct marketing activities and provide awards under the various credit card programs. The terms of these agreements generally range from 3 to 10 years. The economic incentives the Firm pays to the endorsing organizations and partners typically include payments based upon new accounts, activation, charge volumes, and the cost of their marketing activities and awards.
The Firm recognizes the portion of payments based upon new accounts to the affinity organizations and co-brand partners, as deferred loan origination costs. The Firm defers these costs and amortizes them over 12 months. Payments based upon charge volumes and considered by the Firm as revenue sharing with the affinity organizations and co-brand partners are deducted from Credit card income as the related revenue is earned. The Firm expenses payments based upon marketing efforts performed by the endorsing organization or partner to activate a new account as incurred. These costs are recorded within Noninterest expense.
Note 5 – Interest income and interest expense
Details of Interest income and Interest expense were as follows:

Year ended December 31, (in millions)(a)	2005	2004	2003

Interest income
Loans	$26,062	$16,771	$11,812
Securities	3,129	3,377	3,542
Trading assets	9,117	7,527	6,592
Federal funds sold and securities purchased under resale agreements	4,125	1,627	1,497
Securities borrowed	1,154	463	323
Deposits with banks	680	539	214
Interests in purchased receivables	933	291	64

Total interest income	45,200	30,595	24,044

Interest expense
Interest-bearing deposits	10,295	4,630	3,604
Short-term and other liabilities	9,542	6,260	5,871
Long-term debt	4,160	2,466	1,498
Beneficial interests issued by consolidated VIEs	1,372	478	106

Total interest expense	25,369	13,834	11,079

Net interest income	19,831	16,761	12,965
Provision for credit losses	3,483	2,544	1,540

Net interest income after provision for credit losses	$16,348	$14,217	$11,425

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.

JPMorgan Chase & Co. / 2005 Annual Report	95

Notes to consolidated financial statements
JPMorgan Chase & Co.

Note 6 – Pension and other postretirement employee benefit plans
New U.S.-based postretirement plans were introduced in 2005 after the Bank One plans were merged into the heritage JPMorgan Chase plans as of December 31, 2004.
The Firm’s defined benefit pension plans are accounted for in accordance with SFAS 87 and SFAS 88. The postretirement medical and life insurance plans are accounted for in accordance with SFAS 106.
The Firm uses a measurement date of December 31 for pension and other postretirement employee benefit plans. In addition, as of August 1, 2005, the U.S. postretirement medical and life insurance plan was remeasured to reflect a mid-year plan amendment and the final Medicare Part D regulations that were issued on January 21, 2005. For the Firm’s defined benefit pension plan assets, fair value is used to determine the expected return on pension plan assets. For the Firm’s other postretirement employee benefit plan assets, a calculated value that recognizes changes in fair value over a five-year period is used to determine the expected return on other postretirement employee benefit plan assets. Unrecognized net actuarial gains and losses and prior service costs associated with the U.S. defined benefit pension plan are amortized over the average future service period of plan participants, which is currently 10 years. For other postretirement employee benefit plans, unrecognized gains and losses are also amortized over the average future service period, which is currently 8 years. However, prior service costs associated with other postretirement employee benefit plans are recognized over the average years of service remaining to full eligibility age, which is currently 6 years.
Defined Benefit Pension Plans
The Firm has a qualified noncontributory U.S. defined benefit pension plan that provides benefits to substantially all U.S. employees. The U.S. plan employs a cash balance formula, in the form of salary and interest credits, to determine the benefits to be provided at retirement, based upon eligible compensation and years of service. Employees begin to accrue plan benefits after completing one year of service, and benefits generally vest after five years of service. The Firm also offers benefits through defined benefit pension plans to qualifying employees in certain non-U.S. locations based upon eligible compensation and years of service.
It is the Firm’s policy to fund the pension plans in amounts sufficient to meet the requirements under applicable employee benefit and local tax laws. The Firm did not make any U.S. pension plan contributions in 2005 and based upon the current funded status of this plan, the Firm does not expect to make significant contributions in 2006. In 2004, the Firm made a cash contribution to its U.S. defined benefit pension plan of $1.1 billion, funding the plan to the maximum allowable amount under applicable tax law. Additionally, the Firm made cash contributions totaling $78 million and $40 million to fully fund the accumulated benefit obligations of certain non-U.S. defined benefit pension plans as of December 31, 2005 and 2004, respectively.
Postretirement medical and life insurance
JPMorgan Chase offers postretirement medical and life insurance benefits to certain retirees and qualifying U.S. employees. These benefits vary with length of service and date of hire and provide for limits on the Firm’s share of covered medical benefits. The medical benefits are contributory, while the life insurance benefits are noncontributory. As of August 1, 2005, the eligibility requirements for U.S. employees to qualify for subsidized retiree medical coverage were revised and life insurance coverage was eliminated for active employees retiring after 2005. Postretirement medical benefits also are offered to qualifying U.K. employees.
In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted. The Act established a prescription drug benefit under Medicare (“Medicare Part D”) and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Firm has determined that benefits provided to certain participants are at least actuarially equivalent to Medicare Part D and has reflected the effects of the subsidy in the financial statements and disclosures retroactive to the beginning of 2004 (July 1, 2004 for Bank One plans) in accordance with FSP SFAS 106-2.
JPMorgan Chase’s U.S. postretirement benefit obligation is partially funded with corporate-owned life insurance (“COLI”) purchased on the lives of eligible employees and retirees. While the Firm owns the COLI policies, COLI proceeds (death benefits, withdrawals and other distributions) may be used only to reimburse the Firm for net postretirement benefit claim payments and related administrative expenses. The U.K. postretirement benefit plan is unfunded.
The following tables present the funded status and amounts reported on the Consolidated balance sheets, the accumulated benefit obligation and the components of net periodic benefit costs reported in the Consolidated statements of income for the Firm’s U.S. and non-U.S. defined benefit pension and postretirement benefit plans:

96	JPMorgan Chase & Co. / 2005 Annual Report

	Defined benefit pension plans
	U.S.		Non-U.S.		Other postretirement benefit plans (c)(d)
December 31, (in millions)	2005	2004 (b)	2005	2004 (b)	2005	2004 (b)

Change in benefit obligation
Benefit obligation at beginning of year	$(7,594)	$(4,633)	$(1,969)	$(1,659)	$(1,577)	$(1,252)
Merger with Bank One	—	(2,497)	—	(25)	—	(216)
Cazenove business partnership	—	—	(291)	—	—	—
Benefits earned during the year	(280)	(251)	(25)	(17)	(13)	(15)
Interest cost on benefit obligations	(431)	(348)	(104)	(87)	(81)	(81)
Plan amendments	—	70	—	—	117	32
Employee contributions	—	—	—	—	(44)	(36)
Actuarial gain (loss)	(122)	(511)	(310)	(99)	21	(163)
Benefits paid	723	555	66	64	187	167
Curtailments	28	21	—	—	(9)	(8)
Special termination benefits	—	—	—	(12)	(1)	(2)
Foreign exchange impact and other	—	—	255	(134)	5	(3)

Benefit obligation at end of year	$(7,676)	$(7,594)	$(2,378)	$(1,969)	$(1,395)	$(1,577)

Change in plan assets
Fair value of plan assets at beginning of year	$9,637	$4,866	$1,889	$1,603	$1,302	$1,149
Merger with Bank One	—	3,280	—	20	—	98
Cazenove business partnership	—	—	252	—	—	—
Actual return on plan assets	703	946	308	164	43	84
Firm contributions	—	1,100	78	40	3	2
Benefits paid	(723)	(555)	(66)	(64)	(19)	(31)
Foreign exchange impact and other	—	—	(238)	126	—	—

Fair value of plan assets at end of year	$9,617 (e)	$9,637 (e)	$2,223	$1,889	$1,329	$1,302

Reconciliation of funded status
Funded status	$1,941	$2,043	$(155)	$(80)	$(66)	$(275)
Unrecognized amounts: (a)
Net transition asset	—	—	—	(1)	—	—
Prior service cost	40	47	3	4	(105)	(23)
Net actuarial loss	1,078	997	599	590	335	321

Prepaid benefit cost reported in Other assets	$3,059	$3,087	$447 (f)	$513 (f)	$164	$23

Accumulated benefit obligation	$(7,274)	$(7,167)	$(2,303)	$(1,931)	NA	NA

(a)	For pension benefit plans, the unrecognized net loss is primarily the result of declines in interest rates in recent years, as offset by recent asset gains and amounts recognized through amortization in expense. Other factors that contribute to this unrecognized amount include demographic experience, which differs from expected, and changes in other actuarial assumptions. For other postretirement benefit plans, the primary drivers of the cumulative unrecognized loss was the decline in the discount rate in recent years and the medical trend, which was higher than expected. These losses have been offset somewhat by the recognition of future savings attributable to Medicare Part D subsidy payments.

(b)	Effective July 1, 2004, the Firm assumed the obligations of heritage Bank One’s pension and postretirement plans. These plans were similar to those of JPMorgan Chase and were merged into the Firm’s plans effective December 31, 2004.

(c)	The Medicare Prescription Drug, Improvement and Modernization Act of 2003 resulted in a $35 million reduction in the Accumulated other postretirement benefit obligation as of January 1, 2004. During 2005, an additional $116 million reduction was reflected for recognition of the final Medicare Part D regulations issued on January 21, 2005.

(d)	Includes postretirement benefit obligation of $44 million and $43 million and postretirement benefit liability (included in Accrued expenses) of $50 million and $57 million at December 31, 2005 and 2004, respectively, for the U.K. plan, which is unfunded.

(e)	At December 31, 2005 and 2004, approximately $405 million and $358 million, respectively, of U.S. plan assets relate to surplus assets of group annuity contracts.

(f)	At December 31, 2005 and 2004, Accrued expenses related to non-U.S. defined benefit pension plans that JPMorgan Chase elected not to prefund fully totaled $164 million and $124 million, respectively.

	Defined benefit pension plans
	U.S.					Non-U.S.				Other postretirement benefit plans
For the year ended December 31, (in millions)	2005	2004	(a)	2003	(b)	2005	2004 (a)	2003	(b)	2005 (c)	2004	(a) (c)	2003 (b)

Components of net periodic benefit cost
Benefits earned during the period	$280	$251		$180		$25	$17	$16		$13	$15		$15
Interest cost on benefit obligations	431	348		262		104	87	74		81	81		73
Expected return on plan assets	(694)	(556)		(322)		(109)	(90)	(83)		(90)	(86)		(92)
Amortization of unrecognized amounts:
Prior service cost	5	13		6		1	1	—		(10)	—		1
Net actuarial loss	4	23		62		38	44	35		12	—		—
Curtailment (gain) loss	2	7		2		—	—	8		(17)	8		2
Settlement (gain) loss	—	—		—		—	(1)	—		—	—		—
Special termination benefits	—	—		—		—	11	—		1	2		—

Reported net periodic benefit costs	$28	$86		$190		$59	$69	$50		$(10)	$20		$(1)

(a)	Effective July 1, 2004, the Firm assumed the obligations of heritage Bank One’s pension and postretirement plans. These plans were similar to those of JPMorgan Chase and were merged into the Firm’s plans effective December 31, 2004.

(b)	Heritage JPMorgan Chase results only for 2003.

(c)	The Medicare Prescription Drug, Improvement and Modernization Act of 2003 resulted in a $15 million and $5 million reduction in 2005 and 2004, respectively, in net periodic benefit cost. The impact on 2005 cost was higher as a result of the final Medicare Part D regulations issued on January 21, 2005.

JPMorgan Chase & Co. / 2005 Annual Report	97

Notes to consolidated financial statements
JPMorgan Chase & Co.

JPMorgan Chase has a number of other defined benefit pension plans (i.e., U.S. plans not subject to Title IV of the Employee Retirement Income Security Act). The most significant of these plans is the Excess Retirement Plan, pursuant to which certain employees earn service credits on compensation amounts above the maximum stipulated by law. This plan is a nonqualified, noncontributory U.S. pension plan with an unfunded liability at December 31, 2005 and 2004, in the amount of $273 million and $292 million, respectively. Compensation expense related to this pension plan totaled $21 million in 2005, $28 million in 2004 and $19 million in 2003.
Plan assumptions
JPMorgan Chase’s expected long-term rate of return for U.S. pension and other postretirement employee benefit plan assets is a blended average of the investment advisor’s projected long-term (10 years or more) returns for the various asset classes, weighted by the portfolio allocation. Asset-class returns are developed using a forward-looking building-block approach and are not based strictly upon historical returns. Equity returns are generally developed as the sum of inflation, expected real earnings growth and expected long-term dividend yield. Bond returns are generally developed as the sum of inflation, real bond yield and risk spread (as appropriate), adjusted for the expected effect on returns from changing yields. Other asset-class returns are derived from their relationship to the equity and bond markets.
In the U.K., which represents the most significant of the non-U.S. pension plans, procedures similar to those in the U.S. are used to develop the expected long-term rate of return on pension plan assets, taking into consideration local market conditions and the specific allocation of plan assets. The expected long-term rate of return on U.K. plan assets is an average of projected long-term returns for each asset class, selected by reference to the yield on long-term U.K. government bonds and AA-rated long-term corporate bonds, plus an equity risk premium above the risk-free rate.
In 2005, the discount rate used in determining the benefit obligation under the U.S. pension and other postretirement employee benefit plans was selected by reference to the yield on a portfolio of bonds whose redemptions and coupons closely match each of the plan’s projected cash flows; such portfolio is derived from a broad-based universe of high quality corporate bonds as of the measurement date. In years in which this hypothetical bond portfolio generates excess cash, such excess is assumed to be reinvested at the one-year forward rates implied by the Citigroup Pension Discount Curve published as of the measurement date. Prior to 2005, discount rates were selected by reference to the year-end Moody’s corporate AA rate, as well as other high-quality indices with a duration that was similar to that of the respective plan’s benefit obligations. The discount rate for the U.K. pension and other postretirement employee benefit plans was determined by matching the duration of the Firm’s obligations with the corresponding duration from the yield curve of the year-end iBoxx £ corporate AA 15-year-plus bond index.
The following tables present the weighted-average annualized actuarial assumptions for the projected and accumulated benefit obligations, and the components of net periodic benefit costs for the Firm’s U.S. and non-U.S. defined benefit pension and postretirement benefit plans, as of year-end.

	U.S.		Non-U.S.
For the year ended December 31,	2005	2004	2005	2004

Weighted-average assumptions used to determine benefit obligations
Discount rate:
Pension	5.70%	5.75%	2.00-4.70%	2.00-5.30%
Postretirement benefit	5.65	5.75	4.7	5.3
Rate of compensation increase	4.00	4.50	3.00-3.75	1.75-3.75

	U.S.					Non-U.S.
For the year ended December 31,	2005		2004	2003	(b)	2005	2004	2003	(b)

Weighted-average assumptions used to determine net periodic benefit costs
Discount rate	5.75%	(a)	6.00%	6.50%		2.00-5.30%	2.00-5.75%	1.50-5.60%
Expected long-term rate of return on plan assets:
Pension	7.50		7.50-7.75	8.00		3.25-5.75	3.00-6.50	2.70-6.50
Postretirement benefit	4.75-7.00		4.75-7.00	8.00		NA	NA	NA
Rate of compensation increase	4.00		4.25-4.50	4.50		1.75-3.75	1.75-3.75	1.25-3.00

(a)	The postretirement plan was remeasured as of August 1, 2005, and a rate of 5.25% was used from the period of August 1, 2005, through December 31, 2005.

(b)	Heritage JPMorgan Chase results only for 2003.

98	JPMorgan Chase & Co. / 2005 Annual Report

The following tables present JPMorgan Chase’s assumed weighted-average medical benefits cost trend rate, which is used to measure the expected cost of benefits at year-end, and the effect of a one-percentage-point change in the assumed medical benefits cost trend rate.

December 31,	2005	2004	(a)	2003	(b)

Health care cost trend rate assumed
for next year	10%	10%		10%
Rate to which cost trend rate is assumed to decline (ultimate trend rate)	5	5		5
Year that rate reaches ultimate trend rate	2012	2011		2010

(in millions)	1-Percentage-	1-Percentage-
For the year ended December 31,2005	point increase	point decrease

Effect on total service and interest costs	$4	$(3)
Effect on postretirement benefit obligation	64	(55)

(a)	Effective July 1, 2004, the Firm assumed the obligations of heritage Bank One’s pension and postretirement plans. These plans were similar to those of JPMorgan Chase and were merged into the Firm’s plans effective December 31, 2004.

(b)	2003 reflects the results of heritage JPMorgan Chase only.
At December 31, 2005, the Firm reduced the discount rate used to determine its U.S. benefit obligations to 5.70% for the pension plan and to 5.65% for the postretirement benefits plans from the prior year rate of 5.75% for both plans. The Firm also changed the health care benefit obligation trend assumption to 10% for 2006, grading down to an ultimate rate of 5% in 2013. The 2006 expected long-term rate of return on its U.S. pension plan assets remained at 7.50%. The 2006 expected long-term rate of return on the Firm’s COLI post-retirement plan assets remained at 7.00%; however, with the merger of Bank One’s other postretirement plan assets, the Firm’s overall expected long-term rate of return on U.S. postretirement employee benefit plan assets decreased to 6.84% and 6.80% in 2005 and 2004, respectively, to reflect a weighted average expected rate of return for the merged plan. The interest crediting rate assumption used to determine pension benefits changed to 5.00% from 4.75% in 2005, primarily due to changes in market interest rates which will result in additional expense of $18 million. The changes as of December 31, 2005, to the discount rates are expected to increase 2006 U.S. pension and other postretirement benefit expenses by approximately $5 million and to the non-U.S. pension and other postretirement benefit expenses by $23 million. The rate of compensation increase assumption of 4.00% at December 31, 2005, reflects the consolidation of the prior JPMorgan Chase and Bank One age-weighted increase assumptions; the impact to expense is not expected to be material.
JPMorgan Chase’s U.S. pension and other postretirement benefit expenses are most sensitive to the expected long-term rate of return on plan assets. With all other assumptions held constant, a 25-basis point decline in the expected long-term rate of return on U.S. plan assets would result in an increase of approximately $26 million in 2006 U.S. pension and other postretirement benefit expenses. A 25-basis point decline in the discount rate for the U.S. plans would result in an increase in 2006 U.S. pension and other postretirement benefit expenses of approximately $20 million and an increase in the related projected benefit obligations of approximately $233 million. A 25-basis point decline in the discount rates for the non-U.S. plans would result in an increase in the 2006 non-U.S. pension and other postretirement benefit expenses of $12 million. A 25-basis point increase in the interest crediting rate would result in an increase in 2006 U.S. pension expense of approximately $18 million.
Investment strategy and asset allocation
The investment policy for the Firm’s postretirement employee benefit plan assets is to optimize the risk-return relationship as appropriate to the respective plan’s needs and goals, using a global portfolio of various asset classes diversified by market segment, economic sector, and issuer. Specifically, the goal is to optimize the asset mix for future benefit obligations, while managing various risk factors and each plan’s investment return objectives. For example, long-duration fixed income securities are included in the U.S. qualified pension plan’s asset allocation, in recognition of its long-duration obligations. Plan assets are managed by a combination of internal and external investment managers and, on a quarterly basis, are rebalanced to target, to the extent economically practical.
The Firm’s U.S. pension plan assets are held in various trusts and are invested in well-diversified portfolios of equities (including U.S. large and small capitalization and international equities), fixed income (including corporate and government bonds), Treasury inflation-indexed and high-yield securities, cash equivalents, and other securities. Non-U.S. pension plan assets are held in various trusts and are similarly invested in well-diversified portfolios of equity, fixed income and other securities. Assets of the Firm’s COLI policies, which are used to fund partially the U.S. postretirement benefit plan, are held in separate accounts with an insurance company and are invested in equity and fixed income index funds. In addition, tax-exempt municipal debt securities, held in a trust, are used to fund the U.S. postretirement benefit plan. As of December 31, 2005, the assets used to fund the Firm’s U.S. and non-U.S. defined benefit pension and postretirement benefit plans do not include JPMorgan Chase common stock, except in connection with investments in third-party stock-index funds.

The following table presents the weighted-average asset allocation at December 31 for the years indicated, and the respective target allocation by asset category, for the Firm’s U.S. and non-U.S. defined benefit pension and postretirement benefit plans.

	Defined benefit pension plans
	U.S.			Non-U.S.(a)			Postretirement benefit plans(b)
	Target	% of plan assets		Target	% of plan assets		Target	% of plan assets
December 31,	Allocation	2005	2004	Allocation	2005	2004	Allocation	2005	2004

Asset category
Debt securities	30%	33%	38%	74%	75%	76%	50%	54%	54%
Equity securities	55	57	53	25	24	24	50	46	46
Real estate	5	6	5	1	1	—	—	—	—
Other	10	4	4	—	—	—	—	—	—

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

(a)	Represents the U.K. defined benefit pension plan only, as plans outside the U.K. are not significant.

(b)	Represents the U.S. postretirement benefit plan only, as the U.K. plan is unfunded.

JPMorgan Chase & Co. / 2005 Annual Report	99

Notes to consolidated financial statements
JPMorgan Chase & Co.
Estimated future benefit payments
The following table presents benefit payments expected to be paid, which include the effect of expected future service, for the years indicated. The postretirement medical and life insurance payments are net of expected retiree contributions.

		Non-	Other postretirement
Year ended December 31,	U.S. pension	U.S. pension	benefits before
(in millions)	benefits	benefits	Medicare Part D subsidy	Medicare Part D subsidy

2006	$558	$67	$124	$14
2007	550	70	127	15
2008	565	74	127	16
2009	584	77	128	17
2010	600	81	129	19
Years 2011–2015	3,266	396	633	111

Defined contribution plans
JPMorgan Chase offers several defined contribution plans in the U.S. and certain non-U.S. locations. The most significant of these plans is the 401(k) Savings Plan, which covers substantially all U.S. employees. The 401(k) Savings Plan allows employees to make pre-tax contributions to tax-deferred investment portfolios. The JPMorgan Chase Common Stock Fund within the 401(k) Savings Plan is a nonleveraged employee stock ownership plan. The Firm matches eligible employee contributions up to a certain percentage of benefits-eligible compensation per pay period, subject to plan and legal limits. Employees begin to receive matching contributions after completing a specified service requirement and are immediately vested in such company contributions. The Firm’s defined contribution plans are administered in accordance with applicable local laws and regulations. Compensation expense related to these plans totaled $392 million in 2005, $317 million in 2004 and $240 million in 2003.
Note 7 – Employee stock-based incentives
Effective January 1, 2003, JPMorgan Chase adopted SFAS 123 using the prospective transition method. SFAS 123 requires all stock-based compensation awards, including stock options and stock-settled stock appreciation rights (“SARs”), to be accounted for at fair value. The Firm currently uses the Black-Scholes valuation model to estimate the fair value of stock options and SARs. Stock options that were outstanding as of December 31, 2002, continue to be accounted for under APB 25 using the intrinsic value method. Under this method, no expense is recognized for stock options or SARs granted at the stock price on grant date, since such options have no intrinsic value. Compensation expense for restricted stock and restricted stock units (“RSUs”) is measured based upon the number of shares granted and the stock price at the grant date. Compensation expense is recognized in earnings over the required service period.
In connection with the Merger in 2004, JPMorgan Chase converted all outstanding Bank One employee stock-based awards at the merger date, and those awards became exercisable for or based upon JPMorgan Chase common stock. The number of awards converted, and the exercise prices of those awards, was adjusted to take into account the Merger exchange ratio of 1.32.
On December 16, 2004, the FASB issued SFAS 123R, which revises SFAS 123 and supersedes APB 25. In March 2005, the SEC issued SAB 107, which provides interpretive guidance on SFAS 123R. Accounting and reporting under SFAS 123R is generally similar to the SFAS 123 approach. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options and SARs, to be recognized in the income statement based upon their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R permits adoption using one of two methods – modified prospective or modified retrospective. In April 2005, the U.S. Securities and Exchange Commission approved a new rule that, for public companies, delayed the effective date of SFAS 123R to no later than January 1, 2006. The Firm adopted SFAS 123R on January 1, 2006, under the modified prospective method.
Key employee stock-based awards
In 2005, JPMorgan Chase granted long-term stock-based awards under the 1996 Long-Term Incentive Plan as amended (“the 1996 Plan”) until May 2005 and under the 2005 Long-Term Incentive Plan (“the 2005 Plan”) thereafter to certain key employees. These two plans, plus prior Firm plans and plans assumed as the result of acquisitions, constitute the Firm’s plans (“LTI Plans”). The 2005 Plan was adopted by the Board of Directors on March 15, 2005, and became effective on May 17, 2005, after approval by shareholders at the annual meeting. The 2005 Plan replaces three existing stock compensation plans – the 1996 Plan and two non-shareholder approved plans – all of which expired in May 2005. Under the terms of the 2005 Plan, 275 million shares of common stock are available for issuance during its five-year term. The 2005 Plan is the only active plan under which the Firm is currently granting stock-based incentive awards.
In 2005, 15.5 million SARs settled only in shares and 1.7 million nonqualified stock options were granted. Under the LTI Plans, stock options and SARs are granted with an exercise price equal to JPMorgan Chase’s common stock price on the grant date. Generally, options and SARs cannot be exercised until at least one year after the grant date and become exercisable over various periods as determined at the time of the grant. These awards generally expire 10 years after the grant date.
In December 2005, the Firm accelerated the vesting of approximately 41 million unvested, out-of-the-money employee stock options granted in 2001 under the Growth and Performance Incentive Program (“GPIP”), which were scheduled to vest in January 2007. These options were not modified other than to accelerate vesting. The related expense was approximately $145 million, and was recognized as compensation expense in the fourth quarter of 2005. The Firm believes that at the time the options were accelerated they had limited economic value since the exercise price of the accelerated options was $51.22 and the closing price of the Firm’s common stock on the effective date of the acceleration was $39.69.

100	JPMorgan Chase & Co. / 2005 Annual Report

The following table presents a summary of JPMorgan Chase’s option and SAR activity under the LTI Plans during the last three years:

	2005		2004		2003
Year ended December 31,(a)	Number of	Weighted-average	Number of	Weighted-average	Number of	Weighted-average
(Options/SARs in thousands)	options/SARs	exercise price	options/SARs	exercise price	options	exercise price

Outstanding, January 1	376,330	$37.59	294,026	$39.88	298,731	$40.84
Granted	17,248	35.55	16,667	39.79	26,751	22.15
Bank One Conversion, July 1	NA	NA	111,287	29.63	NA	NA
Exercised	(26,731)	24.28	(27,763)	25.33	(14,574)	17.47
Canceled	(28,272)	44.77	(17,887)	46.68	(16,882)	47.57

Outstanding, December 31	338,575	$37.93	376,330	$37.59	294,026	$39.88
Exercisable, December 31	286,017	$38.89	246,945	$36.82	176,163	$37.88

(a)	2004 includes six months of awards for the combined Firm and six months of awards for heritage JPMorgan Chase. 2003 reflects the awards for heritage JPMorgan Chase only.
The following table details the distribution of options and SARs outstanding under the LTI Plans at December 31, 2005:

	Options/SARs outstanding			Options/SARs exercisable
(Options/SARs in thousands)		Weighted-average	Weighted-average remaining		Weighted-average
Range of exercise prices	Outstanding	exercise price	contractual life (in years)	Exercisable	exercise price

$7.27–$20.00	2,504	$19.12	0.8	2,503	$19.12
$20.01–$35.00	125,422	28.02	5.8	88,418	27.22
$35.01–$50.00	135,263	40.04	4.9	119,710	40.13
$50.01–$63.48	75,386	51.27	4.8	75,386	51.27

Total	338,575	$37.93	5.2	286,017	$38.89

The following table presents a summary of JPMorgan Chase’s restricted stock and RSU activity under the LTI Plans during the last three years:

(in thousands)	Number of restricted stock/RSUs
Year ended December 31,(a)	2005	2004	2003

Outstanding, January 1	85,099	85,527	55,886
Granted	38,115	32,514	44,552
Bank One conversion	NA	15,116	NA
Lapsed(b)	(30,413)	(43,349)	(12,545)
Forfeited	(8,197)	(4,709)	(2,366)

Outstanding, December 31	84,604	85,099	85,527

(a)	2004 includes six months of awards for the combined Firm and six months of awards for heritage JPMorgan Chase. 2003 reflects the awards for heritage JPMorgan Chase only.

(b)	Lapsed awards represent both restricted stock for which restrictions have lapsed and RSUs that have been converted into common stock.
Restricted stock and RSUs are granted by JPMorgan Chase at no cost to the recipient. These awards are subject to forfeiture until certain restrictions have lapsed, including continued employment for a specified period. The recipient of a share of restricted stock is entitled to voting rights and dividends on the common stock. An RSU entitles the recipient to receive a share of common stock after the applicable restrictions lapse; the recipient is entitled to receive cash payments equivalent to any dividends paid on the underlying common stock during the period the RSU is outstanding. Effective January 2005, the equity portion of the Firm’s annual incentive awards were granted primarily in the form of RSUs.
The vesting of certain awards issued prior to 2002 is conditioned upon certain service requirements being met and JPMorgan Chase’s common stock reaching and sustaining target prices within a five-year performance period. During 2002, it was determined that it was no longer probable that the target stock prices related to forfeitable awards granted in 1999, 2000, and 2001 would be achieved within their respective performance periods, and accordingly, previously accrued expenses were reversed. The target stock prices for these awards range from $73.33 to $85.00. These awards were forfeited as follows: 1.2 million shares granted in 1999 were forfeited in January 2004; and 1.2 million shares granted in 2000 were forfeited in January 2005. Additionally, 1.2 million shares granted in 2001 were forfeited in January 2006.
Broad-based employee stock options
No broad-based employee stock option grants were made in 2005. Prior awards were granted by JPMorgan Chase under the Value Sharing Plan, a non-shareholder-approved plan. The exercise price is equal to JPMorgan Chase’s common stock price on the grant date. The options become exercisable over various periods and generally expire 10 years after the grant date.

JPMorgan Chase & Co. / 2005 Annual Report	101

Notes to consolidated financial statements
JPMorgan Chase & Co.
The following table presents a summary of JPMorgan Chase’s broad-based employee stock option plans and SAR activity during the past three years:

Year ended December 31,	2005		2004		2003
	Number of	Weighted-average	Number of	Weighted-average	Number of	Weighted-average
(Options/SARs in thousands)	options/SARs	exercise price	options/SARs	exercise price	options	exercise price

Outstanding, January 1	112,184	$40.42	117,822	$39.11	113,155	$40.62
Granted	—	—	6,321	39.96	12,846	21.87
Exercised	(2,000)	24.10	(5,960)	15.26	(2,007)	13.67
Canceled	(4,602)	39.27	(5,999)	39.18	(6,172)	37.80

Outstanding, December 31	105,582	$40.78	112,184	$40.42	117,822	$39.11
Exercisable, December 31	52,592	$40.29	30,082	$36.33	36,396	$32.88

The following table details the distribution of broad-based employee stock options and SARs outstanding at December 31, 2005:

	Options/SARs outstanding			Options/SARs exercisable
(Options/SARs in thousands)		Weighted-average	Weighted-average remaining		Weighted-average
Range of exercise prices	Outstanding	exercise price	contractual life (in years)	Exercisable	exercise price

$20.01–$35.00	15,200	$25.01	4.3	10,490	$26.42
$35.01–$50.00	70,088	41.18	4.5	41,990	43.72
$50.01–$51.22	20,294	51.22	5.1	112	51.22

Total	105,582	$40.78	4.6	52,592	$40.29

Comparison of the fair and intrinsic value measurement methods
Pre-tax employee stock-based compensation expense related to the LTI plans totaled $1.6 billion in 2005, $1.3 billion in 2004 and $919 million in 2003.
The following table presents net income (after-tax) and basic and diluted earnings per share as reported, and as if all outstanding awards were accounted for at fair value:

Year ended December 31, (a)
(in millions, except per share data)		2005	2004	2003

Net income as reported		$8,483	$4,466	$6,719
Add:	Employee stock-based compensation expense originally included in reported net income	938	778	551
Deduct:	Employee stock-based compensation expense determined under the fair value method for all awards	(1,015)	(960)	(863)

Pro forma net income		$8,406	$4,284	$6,407

Earnings per share:
Basic:	As reported	$2.43	$1.59	$3.32
	Pro forma	2.40	1.52	3.16
Diluted:	As reported	$2.38	$1.55	$3.24
	Pro forma	2.36	1.48	3.09

(a)	2004 results include six months of awards for the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.
The following table presents JPMorgan Chase’s weighted-average, grant-date fair values for the employee stock-based compensation awards granted, and the assumptions used to value stock options and SARs under the Black-Scholes valuation model:

Year ended December 31, (a)	2005	2004	2003

Weighted-average grant-date fair value
Stock options:
Key employee	$10.44	$13.04	$5.60
Broad-based employee	NA	10.71	4.98
Converted Bank One options	NA	14.05	NA
Restricted stock and RSUs (all payable solely in stock)	37.35	39.58	22.03
Weighted-average annualized stock option valuation assumptions
Risk-free interest rate	4.25%	3.44%	3.19%
Expected dividend yield (b)	3.79	3.59	5.99
Expected common stock price volatility	37	41	44
Assumed weighted-average expected life of stock options (in years)
Key employee	6.8	6.8	6.8
Broad-based employee	NA	3.8	3.8

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.

(b)	Based primarily upon historical data at the grant dates.

102	JPMorgan Chase & Co. / 2005 Annual Report

Note 8 – Noninterest expense
Merger costs
Costs associated with the Merger were reflected in the Merger costs caption of the Consolidated statements of income. A summary of such costs, by expense category, is shown in the following table for 2005 and 2004. There were no such costs in 2003.

Year ended December 31, (in millions)	2005	2004	(a)

Expense category
Compensation	$238	$467
Occupancy	(77)	448
Technology and communications and other	561	450

Total(b)	$722	$1,365

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

(b)	With the exception of occupancy-related write-offs, all of the costs in the table require the expenditure of cash.
The table below shows the change in the liability balance related to the costs associated with the Merger.

Year ended December 31, (in millions)	2005	2004	(a)

Liability balance, beginning of period	$952	$—
Recorded as merger costs	722	1,365
Recorded as goodwill	26	1,028
Liability utilized	(903)	(1,441)

Total	$797	$952

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
Note 9 – Securities and
private equity investments
Securities are classified as AFS, Held-to-maturity (“HTM”) or Trading. Trading securities are discussed in Note 3 on page 94 of this Annual Report. Securities are classified as AFS when, in management’s judgment, they may be sold in response to or in anticipation of changes in market conditions, or as part of the Firm’s management of its structural interest rate risk. AFS securities are carried at fair value on the Consolidated balance sheets. Unrealized gains and losses after SFAS 133 valuation adjustments are reported as net increases or decreases to Accumulated other comprehensive income (loss). The specific identification method is used to determine realized gains and losses on AFS securities, which are included in Securities /private equity gains on the Consolidated statements of income. Securities that the Firm has the positive intent and ability to hold to maturity are classified as HTM and are carried at amortized cost on the Consolidated balance sheets.
The following table presents realized gains and losses from AFS securities and private equity gains (losses):

Year ended December 31,(a)
(in millions)	2005	2004	2003

Realized gains	$302	$576	$2,123
Realized losses	(1,638)	(238)	(677)

Net realized securities gains (losses)	(1,336)	338	1,446
Private equity gains	1,809	1,536	33

Total Securities/private equity gains	$473	$1,874	$1,479

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.

The amortized cost and estimated fair value of AFS and held-to-maturity securities were as follows for the dates indicated:

	2005				2004
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
December 31, (in millions)	cost	gains	losses	value	cost	gains	losses	value

Available-for-sale securities
U.S. government and federal agency obligations:
U.S. treasuries	$4,245	$24	$2	$4,267	$13,621	$7	$222	$13,406
Mortgage-backed securities	80	3	—	83	2,405	41	17	2,429
Agency obligations	165	16	—	181	12	—	—	12
Collateralized mortgage obligations	4	—	—	4	71	4	4	71
U.S. government-sponsored enterprise obligations	22,604	9	596	22,017	46,143	142	593	45,692
Obligations of state and political subdivisions	712	21	7	726	2,748	126	8	2,866
Debt securities issued by non-U.S. governments	5,512	12	18	5,506	7,901	59	38	7,922
Corporate debt securities	5,754	39	74	5,719	7,007	127	18	7,116
Equity securities	3,179	110	7	3,282	5,810	39	14	5,835
Other, primarily asset-backed securities(a)	5,738	23	23	5,738	9,103	25	75	9,053

Total available-for-sale securities	$47,993	$257	$727	$47,523	$94,821	$570	$989	$94,402

Held-to-maturity securities(b)
Total held-to-maturity securities	$77	$3	$—	$80	$110	$7	$—	$117

(a)	Includes collateralized mortgage obligations of private issuers, which generally have underlying collateral consisting of obligations of the U.S. government and federal agencies and corporations.

(b)	Consists primarily of mortgage-backed securities.

JPMorgan Chase & Co. / 2005 Annual Report	103

Notes to consolidated financial statements
JPMorgan Chase & Co.
The following table presents the fair value and unrealized losses for AFS securities by aging category at December 31:

	Securities with unrealized losses
	Less than 12 months		12 months or more			Total
		Gross		Gross	Total	Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
2005 (in millions)	value	losses	value	losses	value	losses

Available-for-sale securities
U.S. government and federal agency obligations:
U.S. treasuries	$3,789	$1	$85	$1	$3,874	$2
Mortgage-backed securities	—	—	47	—	47	—
Agency obligations	7	—	13	—	20	—
Collateralized mortgage obligations	15	—	30	—	45	—
U.S. government-sponsored enterprise obligations	10,607	242	11,007	354	21,614	596
Obligations of state and political subdivisions	237	3	107	4	344	7
Debt securities issued by non-U.S. governments	2,380	17	71	1	2,451	18
Corporate debt securities	3,076	52	678	22	3,754	74
Equity securities	1,838	7	2	—	1,840	7
Other, primarily asset-backed securities	778	14	370	9	1,148	23

Total securities with unrealized losses	$22,727	$336	$12,410	$391	$35,137	$727

	Securities with unrealized losses
	Less than 12 months		12 months or more			Total
		Gross		Gross	Total	Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
2004 (in millions)	value	losses	value	losses	value	losses

Available-for-sale securities
U.S. government and federal agency obligations:
U.S. treasuries	$10,186	$154	$940	$68	$11,126	$222
Mortgage-backed securities	344	1	1,359	16	1,703	17
Agency obligations	5	—	3	—	8	—
Collateralized mortgage obligations	278	4	2	—	280	4
U.S. government-sponsored enterprise obligations	34,760	282	10,525	311	45,285	593
Obligations of state and political subdivisions	678	6	96	2	774	8
Debt securities issued by non-U.S. governments	3,395	17	624	21	4,019	38
Corporate debt securities	1,103	13	125	5	1,228	18
Equity securities	1,804	14	23	—	1,827	14
Other, primarily asset-backed securities	1,896	41	321	34	2,217	75

Total securities with unrealized losses	$54,449	$532	$14,018	$457	$68,467	$989

Impairment is evaluated considering numerous factors, and their relative significance varies case to case. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; and the Firm’s intent and ability to retain the security in order to allow for an anticipated recovery in market value. If, based upon the analysis, it is determined that the impairment is other-than-temporary, the security is written down to fair value, and a loss is recognized through earnings.
Included in the $727 million of gross unrealized losses on AFS securities at December 31, 2005, was $391 million of unrealized losses that have existed for a period greater than 12 months. These securities are predominately rated AAA and the unrealized losses are due to overall increases in market interest rates and not due to underlying credit concerns of the issuers. Substantially all of the securities with unrealized losses aged greater than 12 months have a market value at December 31, 2005, that is within 4% of their amortized cost basis.
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

104	JPMorgan Chase & Co. / 2005 Annual Report

The following table presents the amortized cost, estimated fair value and average yield at December 31, 2005, of JPMorgan Chase’s AFS and HTM securities by contractual maturity:

	Available-for-sale securities			Held-to-maturity securities
Maturity schedule of securities	Amortized	Fair	Average	Amortized	Fair	Average
December 31, 2005 (in millions)	cost	value	yield (a)	cost	value	yield (a)

Due in one year or less	$6,723	$6,426	2.77%	$—	$—	—%
Due after one year through five years	7,740	8,009	3.72	—	—	—
Due after five years through 10 years	5,346	5,366	4.70	30	31	6.96
Due after 10 years(b)	28,184	27,722	4.69	47	49	6.73

Total securities	$47,993	$47,523	4.27%	$77	$80	6.82%

(a)	The average yield is based upon amortized cost balances at year-end. Yields are derived by dividing interest income by total amortized cost. Taxable-equivalent yields are used where applicable.

(b)	Includes securities with no stated maturity. Substantially all of JPMorgan Chase’s MBSs and CMOs are due in 10 years or more based upon contractual maturity. The estimated duration, which reflects anticipated future prepayments based upon a consensus of dealers in the market, is approximately four years for MBSs and CMOs.

Private equity investments are primarily held by the Private Equity business within Corporate (which includes JPMorgan Partners and ONE Equity Partners businesses). The Private Equity business invests in buyouts, growth equity and venture opportunities in the normal course of business. These investments are accounted for under investment company guidelines. Accordingly, these investments, irrespective of the percentage of equity ownership interest held by Private Equity, are carried on the Consolidated balance sheets at fair value. Realized and unrealized gains and losses arising from changes in value are reported in Securities/private equity gains in the Consolidated statements of income in the period that the gains or losses occur.
Privately-held investments are initially valued based upon cost. The carrying values of privately-held investments are adjusted from cost to reflect both positive and negative changes evidenced by financing events with third-party capital providers. In addition, these investments are subject to ongoing impairment reviews by Private Equity’s senior investment professionals. A variety of factors are reviewed and monitored to assess impairment including, but not limited to, operating performance and future expectations of the particular portfolio investment, industry valuations of comparable public companies, changes in market outlook and the third-party financing environment

Note 10 – Securities financing activities
JPMorgan Chase enters into resale agreements, repurchase agreements, securities borrowed transactions and securities loaned transactions primarily to finance the Firm’s inventory positions, acquire securities to cover short positions and settle other securities obligations. The Firm also enters into these transactions to accommodate customers’ needs.
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
Private Equity also holds publicly-held equity investments, generally obtained through the initial public offering of privately-held equity investments. Publicly-held investments are marked to market at the quoted public value. To determine the carrying values of these investments, Private Equity incorporates the use of discounts to take into account the fact that it cannot immediately realize or risk-manage the quoted public values as a result of regulatory and/or contractual sales restrictions imposed on these holdings.
The following table presents the carrying value and cost of the Private Equity investment portfolio for the dates indicated:

	2005		2004
	Carrying		Carrying
December 31, (in millions)	value	Cost	value	Cost

Total private equity investments	$6,374	$8,036	$7,735	$9,103

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

JPMorgan Chase & Co. / 2005 Annual Report	105

Notes to consolidated financial statements
JPMorgan Chase & Co.

December 31, (in millions)	2005	2004

Securities purchased under resale agreements	$129,570	$94,076
Securities borrowed	74,604	47,428

Securities sold under repurchase agreements	$103,052	$105,912
Securities loaned	14,072	6,435

JPMorgan Chase pledges certain financial instruments the Firm owns to collateralize repurchase agreements and other securities financings. Pledged securities that can be sold or repledged by the secured party are identified as financial instruments owned (pledged to various parties) on the Consolidated balance sheets.
At December 31, 2005, the Firm had received securities as collateral that can be repledged, delivered or otherwise used with a fair value of approximately $331 billion. This collateral was generally obtained under resale or securities borrowing agreements. Of these securities, approximately $320 billion were repledged, delivered or otherwise used, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales.
Note 11 – Loans
Loans are reported at the principal amount outstanding, net of the Allowance for loan losses, unearned income and any net deferred loan fees. Loans held for sale are carried at the lower of cost or fair value, with valuation changes recorded in noninterest revenue. Loans are classified as “trading” where positions are bought and sold to make profits from short-term movements in price. Loans held for trading purposes are included in Trading assets and are carried at fair value, with gains and losses included in Trading revenue. Interest income is recognized using the interest method, or on a basis approximating a level rate of return over the term of the loan.
Nonaccrual loans are those on which the accrual of interest is discontinued. Loans (other than certain consumer loans discussed below) are placed on nonaccrual status immediately if, in the opinion of management, full payment of principal or interest is in doubt, or when principal or interest is 90 days or more past due and collateral, if any, is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against Interest income. In addition, the amortization of net deferred loan fees is suspended. Interest income on nonaccrual loans is recognized only to the extent it is received in cash. However, where there is doubt regarding the ultimate collectibility of loan principal, all cash thereafter received is applied to reduce the carrying value of such loans. Loans are restored to accrual status only when interest and principal payments are brought current and future payments are reasonably assured.
Consumer loans are generally charged to the Allowance for loan losses upon reaching specified stages of delinquency, in accordance with the Federal Financial Institutions Examination Council (“FFIEC”) policy. For example, credit card loans are charged off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification of the filing of bankruptcy, whichever is earlier. Residential mortgage products are generally charged off to net realizable value at 180 days past due. Other consumer products are generally charged off (to net realizable value if collateralized) at 120 days past due. Accrued interest on residential mortgage products, and automobile and education financings and certain other consumer loans are accounted for in accordance with the nonaccrual loan policy discussed in the preceding paragraph. Interest and fees related to credit card loans continue to accrue until the loan is charged off or paid. Accrued interest on all other consumer loans is generally reversed against interest income when the loan is charged off. A collateralized loan is considered an in-substance foreclosure and is reclassified to assets acquired in loan satisfactions, within Other assets, only when JPMorgan Chase has taken physical possession of the collateral, but regardless of whether formal foreclosure proceedings have taken place.
The composition of the loan portfolio at each of the dates indicated was as follows:

December 31, (in millions)	2005	2004

U.S. wholesale loans:
Commercial and industrial	$70,233	$61,033
Real estate	13,612	13,038
Financial institutions	11,100	14,195
Lease financing receivables	2,621	3,098
Other	14,499	8,504

Total U.S. wholesale loans	112,065	99,868

Non-U.S. wholesale loans:
Commercial and industrial	27,452	25,120
Real estate	1,475	1,747
Financial institutions	7,975	7,280
Lease financing receivables	1,144	1,052

Total non-U.S. wholesale loans	38,046	35,199

Total wholesale loans:(a)
Commercial and industrial	97,685	86,153
Real estate(b)	15,087	14,785
Financial institutions	19,075	21,475
Lease financing receivables	3,765	4,150
Other	14,499	8,504

Total wholesale loans	150,111	135,067

Total consumer loans:(c)
Consumer real estate
Home finance – home equity & other	76,727	67,837
Home finance – mortgage	56,726	56,816

Total Home finance	133,453	124,653
Auto & education finance	49,047	62,712
Consumer & small business and other	14,799	15,107
Credit card receivables(d)	71,738	64,575

Total consumer loans	269,037	267,047

Total loans(e)(f)(g)	$419,148	$402,114

(a)	Includes Investment Bank, Commercial Banking, Treasury & Securities Services and Asset & Wealth Management.

(b)	Represents credits extended for real estate–related purposes to borrowers who are primarily in the real estate development or investment businesses and for which the primary repayment is from the sale, lease, management, operations or refinancing of the property.

(c)	Includes Retail Financial Services and Card Services.

(d)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.

(e)	Loans are presented net of unearned income of $3.0 billion and $4.1 billion at December 31, 2005 and 2004, respectively.

(f)	Includes loans held for sale (primarily related to securitization and syndication activities) of $34.2 billion and $24.5 billion at December 31, 2005 and 2004, respectively.

(g)	Amounts are presented gross of the Allowance for loan losses.

106	JPMorgan Chase & Co. / 2005 Annual Report

The following table reflects information about the Firm’s loans held for sale, principally mortgage-related:

Year ended December 31, (in millions)(a)	2005	2004	2003

Net gains on sales of loans held for sale	$596	$368	$933
Lower of cost or fair value adjustments	(332)	39	26

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.
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
The table below sets forth information about JPMorgan Chase’s impaired loans. The Firm primarily uses the discounted cash flow method for valuing impaired loans:

December 31, (in millions)(a)	2005	2004

Impaired loans with an allowance	$1,095	$1,496
Impaired loans without an allowance(b)	80	284

Total impaired loans	$1,175	$1,780

Allowance for impaired loans under SFAS 114(c)	$257	$521
Average balance of impaired loans during the year	1,478	1,883
Interest income recognized on impaired loans during the year	5	8

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

(b)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under SFAS 114.

(c)	The allowance for impaired loans under SFAS 114 is included in JPMorgan Chase’s Allowance for loan losses.
Note 12 – Allowance for credit losses
JPMorgan Chase’s Allowance for loan losses covers the wholesale (risk-rated) and consumer (scored) loan portfolios and represents management’s estimate of probable credit losses inherent in the Firm’s loan portfolio. Management also computes an Allowance for wholesale lending-related commitments using a methodology similar to that used for the wholesale loans.
The Allowance for loan losses includes an asset-specific component and a formula-based component. Within the formula-based component is a statistical calculation and an adjustment to the statistical calculation.
The asset-specific component relates to provisions for losses on loans considered impaired and measured pursuant to SFAS 114. An allowance is established when the discounted cash flows (or collateral value or observable market price) of the loan is lower than the carrying value of that loan. To compute the asset-specific component of the allowance, larger impaired loans are evaluated individually, and smaller impaired loans are evaluated as a pool using historical loss experience for the respective class of assets.
The formula-based component covers performing wholesale and consumer loans and is the product of a statistical calculation, as well as adjustments to such calculation. These adjustments take into consideration model imprecision, external factors and economic events that have occurred but are not yet reflected in the factors used to derive the statistical calculation.
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
The allowance for credit losses is reviewed at least quarterly by the Chief Risk Officer of the Firm, the Risk Policy Committee, a risk subgroup of the Operating Committee, and the Audit Committee of the Board of Directors of the Firm relative to the risk profile of the Firm’s credit portfolio and current economic conditions. As of December 31, 2005, JPMorgan Chase deemed the allowance for credit losses to be appropriate (i.e., sufficient to absorb losses that are inherent in the portfolio, including those not yet identifiable).
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

JPMorgan Chase & Co. / 2005 Annual Report	107

Notes to consolidated financial statements
JPMorgan Chase & Co.

JPMorgan Chase maintains an allowance for credit losses as follows:

Reported in:
Allowance for
credit losses on:	Balance sheet	Income statement

Loans	Allowance for loan losses	Provision for credit losses
Lending-related commitments	Other liabilities	Provision for credit losses

The table below summarizes the changes in the Allowance for loan losses:

December 31, (in millions)	2005	2004	(c)

Allowance for loan losses at January 1	$7,320	$4,523
Addition resulting from the Merger, July 1, 2004	—	3,123
Gross charge-offs	(4,869)	(3,805	)(d)
Gross recoveries	1,050	706

Net charge-offs	(3,819)	(3,099)
Provision for loan losses:
Provision excluding accounting policy conformity	3,575	1,798
Accounting policy conformity(a)	—	1,085

Total Provision for loan losses	3,575	2,883

Other	14	(110	)(e)

Allowance for loan losses at December 31	$7,090 (b)	$7,320	(f)

(a)	Represents an increase of approximately $1.4 billion as a result of the decertification of heritage Bank One seller’s interest in credit card securitizations, partially offset by a reduction of $357 million to conform provision methodologies.

(b)	2005 includes $203 million of asset-specific and $6.9 billion of formula-based allowance. Included within the formula-based allowance was $5.1 billion related to a statistical calculation (including $400 million related to Hurricane Katrina), and an adjustment to the statistical calculation of $1.8 billion.

(c)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

(d)	Includes $406 million related to the Manufactured Home Loan portfolio in the fourth quarter of 2004.

(e)	Primarily represents the transfer of the allowance for accrued interest and fees on reported and securitized credit card loans.

(f)	2004 includes $469 million of asset-specific loss and $6.8 billion of formula-based loss. Included within the formula-based loss is $4.8 billion related to statistical calculation and an adjustment to the statistical calculation of $2.0 billion.
The table below summarizes the changes in the Allowance for lending-related commitments:

December 31, (in millions)	2005	2004	(c)

Allowance for lending-related commitments at January 1	$492	$324
Addition resulting from the Merger, July 1, 2004	—	508

Provision for lending-related commitments:
Provision excluding accounting policy conformity	(92)	(112)
Accounting policy conformity(a)	—	(227)

Total Provision for lending-related commitments	(92)	(339)

Other	—	(1)

Allowance for lending-related commitments at December 31(b)	$400	$492

(a)	Represents a reduction of $227 million to conform provision methodologies in the wholesale portfolio.

(b)	2005 includes $60 million of asset-specific and $340 million of formula-based allowance. 2004 includes $130 million of asset-specific and $362 million of formula-based allowance. The formula-based allowance for lending-related commitments is based upon a statistical calculation. There is no adjustment to the statistical calculation for lending-related commitments.

(c)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
Note 13 – Loan securitizations
JPMorgan Chase securitizes, sells and services various consumer loans, such as consumer real estate, credit card and automobile loans, as well as certain wholesale loans (primarily real estate) originated by the Investment Bank. In addition, the Investment Bank purchases, packages and securitizes commercial and consumer loans. All IB activity is collectively referred to below as Wholesale activities. Interests in the sold and securitized loans may be retained.
The Firm records a loan securitization as a sale when the transferred loans are legally isolated from the Firm’s creditors and the accounting criteria for a sale are met. Those criteria are (1) the assets are legally isolated from the Firm’s creditors; (2) the entity can pledge or exchange the financial assets or, if the entity is a QSPE, its investors can pledge or exchange their interests; and (3) the Firm does not maintain effective control via an agreement to repurchase the assets before their maturity or have the ability to unilaterally cause the holder to return the assets.
Gains or losses recorded on loan securitizations depend, in part, on the carrying amount of the loans sold and are allocated between the loans sold and the retained interests, based upon their relative fair values at the date of sale. Gains on securitizations are reported in noninterest revenue. Since quoted market prices are generally not available, the Firm usually estimates the fair value of these retained interests by determining the present value of future expected cash flows using modeling techniques. Such models incorporate management’s best estimates of key variables, such as expected credit losses, prepayment speeds and the discount rates appropriate for the risks involved.
Retained interests that are subject to prepayment risk, such that JPMorgan Chase may not recover substantially all of its investment, are recorded at fair value; subsequent adjustments are reflected in Other comprehensive income or in earnings, if the fair value of the retained interest has declined below its carrying amount and such decline has been determined to be other-than-temporary.
Interests in the securitized loans are generally retained by the Firm in the form of senior or subordinated interest-only strips, subordinated tranches, escrow accounts and servicing rights, and they are generally recorded in Other assets. In addition, credit card securitization trusts require the Firm to maintain a minimum undivided interest in the trusts, representing the Firm’s interests in the receivables transferred to the trust that have not been securitized. These interests are not represented by security certificates. The Firm’s undivided interests are carried at historical cost and are classified in Loans. Retained interests from wholesale activities are reflected as trading assets.
JPMorgan Chase retains servicing responsibilities for all residential mortgage, credit card and automobile loan securitizations and for certain wholesale activity securitizations it sponsors, and receives servicing fees based on the securitized loan balance plus certain ancillary fees. The Firm also retains the right to service the residential mortgage loans it sells in connection with mortgage-backed securities transactions with the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”). For a discussion of mortgage servicing rights, see Note 15 on pages 114–116 of this Annual report.
JPMorgan Chase-sponsored securitizations utilize SPEs as part of the securitization process. These SPEs are structured to meet the definition of a QSPE (as discussed in Note 1 on page 91 of this Annual Report); accordingly, the assets and liabilities of securitization-related QSPEs are not reflected in the Firm’s Consolidated balance sheets (except for retained interests, as described below) but are included on the balance sheet of the QSPE purchasing the

108	JPMorgan Chase & Co. / 2005 Annual Report

assets. Assets held by securitization-related SPEs as of December 31, 2005 and 2004, were as follows:

December 31, (in billions)	2005	2004

Credit card receivables	$96.0	$106.3
Residential mortgage receivables	29.8	19.1
Wholesale activities(a)	72.9	44.8
Automobile loans	5.5	4.9

Total	$204.2	$175.1

(a)	Co-sponsored securitizations include non-JPMorgan Chase originated assets.
The following table summarizes new securitization transactions that were completed during 2005 and 2004, the resulting gains arising from such securitizations, certain cash flows received from such securitizations, and the key economic assumptions used in measuring the retained interests, as of the dates of such sales:

Year ended December 31,	2005					2004(a)
	Residential			Wholesale		Residential			Wholesale
(in millions)	mortgage	Credit card	Automobile	activities	(e)	mortgage	Credit card	Automobile	activities	(e)

Principal securitized	$18,125	$15,145	$3,762	$22,691		$6,529	$8,850	$1,600	$8,756
Pre-tax gains (losses)	21	101	9 (c)	131		47	52	(3)	135
Cash flow information:
Proceeds from securitizations	$18,093	$14,844	$2,622	$22,892		$6,608	$8,850	$1,597	$8,430
Servicing fees collected	17	94	4	—		12	69	1	3
Other cash flows received	—	298	—	3		25	225	—	16
Proceeds from collections reinvested in revolving securitizations	—	129,696	—	—		—	110,697	—	—

Key assumptions (rates per annum):
Prepayment rate(b)	9.1–12.1%	16.7–20.0%	1.5%	0–50%		23.8–37.6%	15.5–16.7%	1.5%	17.0–50.0%
	CPR	PPR	ABS			CPR	PPR	ABS

Weighted-average life (in years)	5.6–6.7	0.4–0.5	1.4–1.5	1.0–4.4		1.9–3.0	0.5–0.6	1.8	2.0–4.0
Expected credit losses	— (d)	4.7–5.7%	0.6–0.7%	0–2.0	%(d)	1.0–2.3%	5.5–5.8%	0.6%	0.0–3.0	%(d)
Discount rate	13.0–13.3%	12.0%	6.3–7.3%	0.6–18.5%		15.0–30.0%	12.0%	4.1%	0.6–5.0%

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

(b)	CPR: constant prepayment rate; ABS: absolute prepayment speed; PPR: principal payment rate.

(c)	The auto securitization gain of $9 million does not include the write-down of loans transferred to held-for-sale in 2005 and risk management activities intended to protect the economic value of the loans while held-for-sale.

(d)	Expected credit losses for prime residential mortgage and certain wholesale securitizations are minimal and are incorporated into other assumptions.

(e)	Wholesale activities consist of wholesale loans (primarily commercial real estate) originated by the Investment Bank as well as $11.4 billion and $1.8 billion of consumer loans purchased from the market in 2005 and 2004, respectively, and then packaged and securitized by the Investment Bank.

In addition to securitization transactions, the Firm sold residential mortgage loans totaling $52.5 billion, $65.7 billion and $123.2 billion during 2005, 2004 and 2003, respectively, primarily as GNMA, FNMA and Freddie Mac mortgage-backed securities; these sales resulted in pre-tax gains of $293 million, $58.1 million and $564.3 million, respectively.
At both December 31, 2005 and 2004, the Firm had, with respect to its credit card master trusts, $24.8 billion and $35.2 billion, respectively, related to undivided interests, and $2.2 billion and $2.1 billion, respectively, related to subordinated interests in accrued interest and fees on the securitized receivables, net of an allowance for uncollectible amounts. Credit card securitization trusts require the Firm to maintain a minimum undivided interest of 4% to 12% of the principal receivables in the trusts. The Firm maintained an average undivided interest in principal receivables in the trusts of approximately 23% for both 2005 and 2004, respectively.
The Firm also maintains escrow accounts up to predetermined limits for some credit card and automobile securitizations, in the unlikely event of deficiencies in cash flows owed to investors. The amounts available in such escrow accounts are recorded in Other assets and, as of December 31, 2005, amounted to
$754 million and $76 million for credit card and automobile securitizations, respectively; as of December 31, 2004, these amounts were $395 million and $132 million for credit card and automobile securitizations, respectively.
The table below summarizes other retained securitization interests, which are primarily subordinated or residual interests and are carried at fair value on the Firm’s Consolidated balance sheets:

December 31, (in millions)	2005	2004

Residential mortgage(a)	$182	$433
Credit card(a)	808	494
Automobile(a)(b)	150	85
Wholesale activities(c)	265	23

Total	$1,405	$1,035

(a)	Pre-tax unrealized gains (losses) recorded in Stockholders’ equity that relate to retained securitization interests totaled $60 million and $118 million for Residential mortgage; $6 million and $(3) million for Credit card; and $5 million and $11 million for Automobile at December 31, 2005 and 2004, respectively.

(b)	In addition to the automobile retained interest amounts noted above, the Firm also retained senior securities totaling $490 million at December 31, 2005, from 2005 auto securitizations that are classified as AFS securities. These securities are valued using quoted market prices and are therefore not included in the key economic assumption and sensitivities table that follows.

(c)	In addition to the wholesale retained interest amounts noted above, the Firm also retained subordinated securities totaling $51 million at December 31, 2005, from re-securitization activities. These securities are valued using quoted market prices and are therefore not included in the key assumptions and sensitivities table that follows.

JPMorgan Chase & Co. / 2005 Annual Report	109

Notes to consolidated financial statements
JPMorgan Chase & Co.
The table below outlines the key economic assumptions used to determine the fair value of the other retained interests at December 31, 2005 and 2004, respectively; and it outlines the sensitivities of those fair values to immediate 10% and 20% adverse changes in those assumptions:

December 31, 2005 (in millions)	Residential mortgage		Credit card		Automobile		Wholesale activities

Weighted-average life (in years)	0.5–3.5			0.4–0.7		1.2	0.2–4.1

Prepayment rate	20.1–43.7	% CPR	11.9–20.8	% PPR	1.5	% ABS	0.0–50.0	%(a)
Impact of 10% adverse change	$(3)			$(44)		$—	$(5)
Impact of 20% adverse change	(5)			(88)		(2)	(6)

Loss assumption	0.0–5.2	%(b)		3.2–8.1%		0.7%	0.0–2.0	%(b)
Impact of 10% adverse change	$(10)			$(77)		$(4)	$(6)
Impact of 20% adverse change	(19)			(153)		(9)	(11)
Discount rate	12.7–30.0	%(c)		6.9–12.0%		7.2%	0.2–18.5%
Impact of 10% adverse change	$(4)			$(2)		$(1)	$(6)
Impact of 20% adverse change	(8)			(4)		(3)	(12)

December 31, 2004 (in millions)	Residential mortgage		Credit card		Automobile		Wholesale activities

Weighted-average life (in years)	0.8–3.4			0.5–1.0		1.3	0.2–4.0

Prepayment rate	15.1–37.1	% CPR	8.3–16.7	% PPR	1.4	% ABS	0.0–50.0	% (a)
Impact of 10% adverse change	$(5)			$(34)		$(6)	$(1)
Impact of 20% adverse change	(8)			(69)		(13)	(1)

Loss assumption	0.0–5.0	% (b)		5.7–8.4%		0.7%	0.0–3.0	% (b)
Impact of 10% adverse change	$(17)			$(144)		$(4)	$—
Impact of 20% adverse change	(34)			(280)		(8)	—
Discount rate	13.0–30.0	% (c)		4.9–12.0%		5.5%	1.0–22.9%
Impact of 10% adverse change	$(9)			$(2)		$(1)	$—
Impact of 20% adverse change	(18)			(4)		(2)	—

(a)	Prepayment risk on certain wholesale retained interests are minimal and are incorporated into other assumptions.

(b)	Expected credit losses for prime residential mortgage and certain wholesale securitizations are minimal and are incorporated into other assumptions.

(c)	The Firm sold certain residual interests from sub-prime mortgage securitizations via Net Interest Margin (“NIM”) securitizations and retains residual interests in these NIM transactions, which are valued using a 30% discount rate.

The sensitivity analysis in the preceding table is hypothetical. Changes in fair value based upon a 10% or 20% variation in assumptions generally cannot be extrapolated easily, because the relationship of the change in the assumptions to the change in fair value may not be linear. Also, in this table, the effect that a change in a particular assumption may have on the fair value is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another assumption, which might counteract or magnify the sensitivities.
Expected static-pool net credit losses include actual incurred losses plus projected net credit losses, divided by the original balance of the outstandings comprising the securitization pool.

The table below displays the expected static-pool net credit losses for 2005, 2004 and 2003, based upon securitizations occurring in that year:

	Loans securitized in:(a)
	2005		2004(b)		2003(b)
	Residential mortgage(c)	Automobile	Residential mortgage	Automobile	Residential mortgage	Automobile

December 31, 2005	0.0%	0.9%	0.0–2.4%	0.8%	0.0–2.0%	0.5%
December 31, 2004	NA	NA	0.0–3.3	1.1	0.0–2.1	0.9
December 31, 2003	NA	NA	NA	NA	0.0–3.6	0.9

(a)	Static-pool losses are not applicable to credit card securitizations due to their revolving structure.

(b)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.

(c)	2005 securitizations consist of prime-mortgage securitizations only. Expected losses are minimal and incorporated in other assumptions.

110	JPMorgan Chase & Co. / 2005 Annual Report

The table below presents information about delinquencies, net credit losses and components of reported and securitized financial assets at December 31, 2005 and 2004:

			Nonaccrual and 90 days or		Net loan charge-offs(a)
	Total Loans		more past due		Year ended
December 31, (in millions)	2005	2004	2005	2004	2005	2004

Home finance	$133,453	$124,653	$863	$673	$154	$573
Auto & education finance	49,047	62,712	195	193	277	263
Consumer & small business and other	14,799	15,107	280	295	141	154
Credit card receivables	71,738	64,575	1,091	1,006	3,324	1,923

Total consumer loans	269,037	267,047	2,429	2,167	3,896	2,913
Total wholesale loans	150,111	135,067	1,042	1,582	(77)	186

Total loans reported	419,148	402,114	3,471	3,749	3,819	3,099

Securitized loans:
Residential mortgage(b)	8,061	11,533	370	460	105	150
Automobile	5,439	4,763	11	12	15	24
Credit card	70,527	70,795	730	1,337	3,776	2,898

Total consumer loans securitized	84,027	87,091	1,111	1,809	3,896	3,072
Securitized wholesale activities	9,049	1,401	4	—	—	—

Total loans securitized(c)	93,076	88,492	1,115	1,809	3,896	3,072

Total loans reported and securitized(d)	$512,224	$490,606	$4,586	$5,558	$7,715	$6,171

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

(b)	Includes $5.9 billion and $10.3 billion of outstanding principal balances on securitized sub-prime 1–4 family residential mortgage loans as of December 31, 2005 and 2004, respectively.

(c)	Total assets held in securitization-related SPEs were $204.2 billion and $175.1 billion at December 31, 2005 and 2004, respectively. The $93.1 billion and $88.5 billion of loans securitized at December 31, 2005 and 2004, respectively, excludes: $85.6 billion and $50.8 billion of securitized loans, in which the Firm’s only continuing involvement is the servicing of the assets; $24.8 billion and $35.2 billion of seller’s interests in credit card master trusts; and $0.7 billion and $0.6 billion of escrow accounts and other assets, respectively.

(d)	Represents both loans on the Consolidated balance sheets and loans that have been securitized, but excludes loans for which the Firm’s only continuing involvement is servicing of the assets.

Note 14 – Variable interest entities
Refer to Note 1 on page 91 of this Annual Report for a further description of JPMorgan Chase’s policies regarding consolidation of variable interest entities.
JPMorgan Chase’s principal involvement with VIEs occurs in the following business segments:
•	Investment Bank: Utilizes VIEs to assist clients in accessing the financial markets in a cost-efficient manner by providing the structural flexibility to meet their needs pertaining to price, yield and desired risk. There are two broad categories of transactions involving VIEs in the IB: (1) multi-seller conduits and (2) client intermediation; both are discussed below. The IB also securitizes loans through QSPEs which are not considered VIEs, to create asset-backed securities, as further discussed in Note 13 on pages 108–111 of this Annual Report.

•	Asset & Wealth Management: Provides investment management services to a limited number of the Firm’s mutual funds deemed VIEs. AWM earns a fixed fee based upon assets managed; the fee varies with each fund’s investment objective and is competitively priced. For the limited number of funds that qualify as VIEs, AWM’s relationships with such funds are not considered significant interests under FIN 46R.

•	Treasury & Securities Services: Provides trustee and custodial services to a number of VIEs. These services are similar to those provided to non-VIEs. TSS earns market-based fees for services provided. Such relationships are not considered significant interests under FIN 46R.

•	Commercial Banking: Utilizes VIEs to assist clients in accessing the financial markets in a cost-efficient manner. This is often accomplished through the use of products similar to those offered in the Investment Bank.
Commercial Banking may assist in the structuring and/or on-going administration of these VIEs and may provide liquidity, letters of credit and/or derivative instruments in support of the VIE.
•	The Firm’s Private Equity business, included in Corporate, is involved with entities that may be deemed VIEs. Private equity activities are accounted for in accordance with the Investment Company Audit Guide (“Audit Guide”). The FASB deferred adoption of FIN 46R for non-registered investment companies that apply the Audit Guide until the proposed Statement of Position on the clarification of the scope of the Audit Guide is finalized. The Firm continues to apply this deferral provision; had FIN 46R been applied to VIEs subject to this deferral, the impact would have had an insignificant impact on the Firm’s Consolidated financial statements as of December 31, 2005.
As noted above, there are two broad categories of transactions involving VIEs with which the IB is involved: multi-seller conduits and client intermediation. These categories are discussed more fully below.
Multi-seller conduits
The Firm is an active participant in the asset-backed securities business, helping meet customers’ financing needs by providing access to the commercial paper markets through VIEs known as multi-seller conduits. These entities are separate bankruptcy-remote corporations in the business of purchasing interests in, and making loans secured by, receivable pools and other financial assets pursuant to agreements with customers. The entities fund their purchases and loans through the issuance of highly-rated commercial paper. The primary source of repayment of the commercial paper is the cash flow from the pools of assets.

JPMorgan Chase & Co. / 2005 Annual Report	111

Notes to consolidated financial statements
JPMorgan Chase & Co.

JPMorgan Chase serves as the administrator and provides contingent liquidity support and limited credit enhancement for several multi-seller conduits. The commercial paper issued by the conduits is backed by collateral, credit enhancements and commitments to provide liquidity sufficient to support receiving at least a liquidity rating of A-1, P-1 and, in certain cases, F1.
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
Program-wide liquidity in the form of revolving and short-term lending commitments also is provided by the Firm to these vehicles in the event of short-term disruptions in the commercial paper market.
Deal-specific credit enhancement that supports the commercial paper issued by the conduits is generally structured to cover a multiple of historical losses expected on the pool of assets and is provided primarily by customers (i.e., sellers) or other third parties. The deal-specific credit enhancement is typically in the form of over-collateralization provided by the seller but also may include any combination of the following: recourse to the seller or originator, cash collateral accounts, letters of credit, excess spread, retention of subordinated interests or third-party guarantees. In certain instances, the Firm provides limited credit enhancement in the form of standby letters of credit.

The following table summarizes the Firm’s involvement with Firm-administered multi-seller conduits:

	Consolidated		Nonconsolidated			Total
December 31, (in billions)	2005	2004	2005	2004	(b)	2005	2004	(b)

Total commercial paper issued by conduits	$35.2	$35.8	$8.9	$9.3		$44.1	$45.1
Commitments
Asset-purchase agreements	$47.9	$47.2	$14.3	$16.3		$62.2	$63.5
Program-wide liquidity commitments	5.0	4.0	1.0	2.0		6.0	6.0
Program-wide limited credit enhancements	1.3	1.4	1.0	1.2		2.3	2.6

Maximum exposure to loss(a)	48.4	48.2	14.8	16.9		63.2	65.1

(a)	The Firm’s maximum exposure to loss is limited to the amount of drawn commitments (i.e., sellers’ assets held by the multi-seller conduits for which the Firm provides liquidity support) of $41.6 billion and $42.2 billion at December 31, 2005 and 2004, respectively, plus contractual but undrawn commitments of $21.6 billion and $22.9 billion at December 31, 2005 and 2004, respectively. Since the Firm provides credit enhancement and liquidity to these multi-seller conduits, the maximum exposure is not adjusted to exclude exposure absorbed by third-party liquidity providers.

(b)	In December 2003 and February 2004, two multi-seller conduits were restructured, with each conduit issuing preferred securities acquired by an independent third-party investor; the investor absorbs the majority of the expected losses of the conduit. In determining the primary beneficiary of the restructured conduits, the Firm leveraged an existing rating agency model – an independent market standard – to estimate the size of the expected losses, and the Firm considered the relative rights and obligations of each of the variable interest holders.

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
Client intermediation
As a financial intermediary, the Firm is involved in structuring VIE transactions to meet investor and client needs. The Firm intermediates various types of risks (including fixed income, equity and credit), typically using derivative instruments as further discussed below. In certain circumstances, the Firm also provides liquidity and other support to the VIEs to facilitate the transaction. The Firm’s current exposure to nonconsolidated VIEs is reflected in its Consolidated balance sheets or in the Notes to consolidated financial statements. The risks inherent in derivative instruments or liquidity commitments are managed similarly to other credit, market and liquidity risks to which the Firm is exposed. The Firm intermediates principally with the following types of VIEs: credit-linked note vehicles and municipal bond vehicles.

112	JPMorgan Chase & Co. / 2005 Annual Report

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
The Firm is involved with municipal bond vehicles for the purpose of creating a series of secondary market trusts that allow tax-exempt investors to finance their investments at short-term tax-exempt rates. The VIE purchases fixed-rate, longer-term highly-rated municipal bonds by issuing puttable floating-rate certificates and inverse floating-rate certificates; the investors in the inverse floating-rate certificates are exposed to the residual losses of the VIE (the “residual interests”). For vehicles in which the Firm owns the residual interests, the Firm consolidates the VIE. In vehicles where third-party investors own the residual interests, the Firm’s exposure is limited because of the high credit quality of the underlying municipal bonds, the unwind triggers based upon the market value of the underlying collateral and the residual interests held by third parties. The Firm often serves as remarketing agent for the VIE and provides liquidity to support the remarketing.
Assets held by credit-linked and municipal bond vehicles at December 31, 2005 and 2004, were as follows:

December 31, (in billions)	2005	2004

Credit-linked note vehicles(a)	$13.5	$17.8
Municipal bond vehicles(b)	13.7	7.5

(a)	Assets of $1.8 billion and $2.3 billion reported in the table above were recorded on the Firm’s Consolidated balance sheets at December 31, 2005 and 2004, respectively, due to contractual relationships held by the Firm that relate to collateral held by the VIE.

(b)	Total amounts consolidated due to the Firm owning residual interests were $4.9 billion and $2.6 billion at December 31, 2005 and 2004, respectively, and are reported in the table. Total liquidity commitments were $5.8 billion and $3.1 billion at December 31, 2005 and 2004, respectively. The Firm’s maximum credit exposure to all municipal bond vehicles was $10.7 billion and $5.7 billion at December 31, 2005 and 2004, respectively.
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
Consolidated VIE assets
The following table summarizes the Firm’s total consolidated VIE assets, by classification on the Consolidated balance sheets, as of December 31, 2005 and 2004:

December 31, (in billions)	2005	2004

Consolidated VIE assets(a)
Investment securities(b)	$1.9	$10.6
Trading assets(c)	9.3	4.7
Loans	8.1	3.4
Interests in purchased receivables	29.6	31.6
Other assets	3.0	0.4

Total consolidated assets	$51.9	$50.7

(a)	The Firm also holds $3.9 billion and $3.4 billion of assets, at December 31, 2005 and December 31, 2004, respectively, primarily as a seller’s interest, in certain consumer securi-tizations in a segregated entity, as part of a two-step securitization transaction. This interest is included in the securitization activities disclosed in Note 13 on pages 108–111 of this Annual Report.

(b)	The decline in balance is primarily attributable to the sale of the Firm’s interest in a structured investment vehicle’s capital notes and resulting deconsolidation of this vehicle in 2005.

(c)	Includes the fair value of securities and derivatives.
Interests in purchased receivables include interests in receivables purchased by Firm-administered conduits, which have been consolidated in accordance with FIN 46R. Interests in purchased receivables are carried at cost and are reviewed to determine whether an other-than-temporary impairment exists. Based upon the current level of credit protection specified in each transaction, primarily through overcollateralization, the Firm determined that no other-than-temporary impairment existed at December 31, 2005.
The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item titled, “Beneficial interests issued by consolidated variable interest entities” on the Consolidated balance sheets. The holders of these beneficial interests do not have recourse to the general credit of JPMorgan Chase. See Note 17 on page 117 of this Annual Report for the maturity profile of FIN 46 long-term beneficial interests.
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

JPMorgan Chase & Co. / 2005 Annual Report	113

Notes to consolidated financial statements
JPMorgan Chase & Co.

Note 15 – Goodwill and other intangible assets
Goodwill is not amortized but instead tested for impairment in accordance with SFAS 142 at the reporting-unit segment, which is generally one level below the six major reportable business segments (as described in Note 31 on pages 130–131 of this Annual Report); plus Private Equity (which is included in Corporate). Goodwill is tested annually (during the fourth quarter) or more often if events or circumstances, such as adverse changes in the business climate, indicate there may be impairment. Intangible assets determined to have indefinite lives are not amortized but instead are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test compares the fair value of the indefinite-lived intangible asset to its carrying amount. Other acquired intangible assets determined to have finite lives, such as core deposits and credit card relationships, are amortized over their estimated useful lives in a manner that best reflects the economic benefits of the intangible asset. In addition, impairment testing is performed periodically on these amortizing intangible assets.
Goodwill and other intangible assets consist of the following:

December 31, (in millions)	2005	2004

Goodwill	$43,621	$43,203
Mortgage servicing rights	6,452	5,080
Purchased credit card relationships	3,275	3,878

December 31, (in millions)	2005	2004

All other intangibles:
Other credit card-related intangibles	$124	$272
Core deposit intangibles	2,705	3,328
All other intangibles	2,003	2,126

Total All other intangible assets	$4,832	$5,726

Goodwill
As of December 31, 2005, goodwill increased by $418 million compared with December 31, 2004, principally in connection with the establishment of the business partnership with Cazenove, as well as the acquisitions of Vastera, Neovest and the Sears Canada credit card business. These increases to Goodwill were partially offset by the deconsolidation of Paymentech. Goodwill was not impaired at December 31, 2005 or 2004, nor was any goodwill written off due to impairment during the years ended December 31, 2005, 2004 or 2003.
Goodwill attributed to the business segments was as follows:

	Dec. 31,	Dec. 31,	Goodwill resulting
(in millions)	2005	2004	from the Merger

Investment Bank	$3,531	$3,309	$1,179
Retail Financial Services	14,991	15,022	14,576
Card Services	12,984	12,781	12,802
Commercial Banking	2,651	2,650	2,599
Treasury & Securities Services	2,062	2,044	465
Asset & Wealth Management	7,025	7,020	2,539
Corporate (Private Equity)	377	377	—

Total goodwill	$43,621	$43,203	$34,160

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
The amount capitalized as MSRs represents the amount paid to third parties to acquire MSRs or is based on fair value, if retained upon the sale or securitization of mortgage loans. The Firm estimates the fair value of MSRs using a discounted future cash flow model. The model considers portfolio characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenues and costs to service, as well as other economic factors.
During the fourth quarter of 2005, the Firm enhanced its valuation of MSRs by utilizing an option-adjusted spread (“OAS”) valuation approach. An OAS approach projects MSR cash flows over multiple interest rate scenarios in conjunction with the Firm’s proprietary prepayment model, and then discounts these cash flows at risk-adjusted rates. Prior to the fourth quarter of 2005, MSRs were valued using cash flows and discount rates determined by a “static” or single interest rate path valuation model. The initial valuation of MSRs under OAS did not have a material impact on the Firm’s financial statements.
The Firm compares fair value estimates and assumptions to observable market data where available and to recent market activity and actual portfolio experience. Management believes that the assumptions used to estimate fair values are supportable and reasonable.
The Firm accounts for its MSRs at the lower of cost or fair value, in accordance with SFAS 140. MSRs are amortized as a reduction of the actual servicing income received in proportion to, and over the period of, the estimated future net servicing income stream of the underlying mortgage loans. For purposes of evaluating and measuring impairment of MSRs, the Firm stratifies the portfolio on the basis of the predominant risk characteristics, which are loan type and interest rate. Any indicated impairment is recognized as a reduction in revenue through a valuation allowance, which represents the extent that the carrying value of an individual stratum exceeds its estimated fair value.

114	JPMorgan Chase & Co. / 2005 Annual Report

The Firm evaluates other-than-temporary impairment by reviewing changes in mortgage and other market interest rates over historical periods and then determines an interest rate scenario to estimate the amounts of the MSRs’ gross carrying value and the related valuation allowance that could be expected to be recovered in the foreseeable future. Any gross carrying value and related valuation allowance amounts that are not expected to be recovered in the foreseeable future, based upon the interest rate scenario, are considered to be other-than-temporary.
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
When applying SFAS 133, the loans underlying the MSRs being hedged are stratified into specific SFAS 133 asset groupings that possess similar interest rate and prepayment risk exposures. The documented hedge period for the Firm is daily. Daily adjustments are performed to incorporate new or terminated derivative contracts and to modify the amount of the corresponding similar asset grouping that is being hedged. The Firm has designated changes in the benchmark interest rate (LIBOR) as the hedged risk. In designating the benchmark interest rate, the Firm considers the impact that the change in the benchmark rate has on the prepayment speed estimates in determining the fair value of the MSRs. The Firm performs both prospective and retrospective hedge-effectiveness evaluations, using a regression analysis, to determine whether the hedge relationship is expected to be highly effective. Hedge effectiveness is assessed by comparing the change in value of the MSRs as a result of changes in benchmark interest rates to the change in the value of the designated derivatives. For a further discussion on derivative instruments and hedging activities, see Note 26 on page 123 of this Annual Report.
Securities (both AFS and Trading) also are used to manage the risk exposure of MSRs. Because these securities do not qualify as hedges under SFAS 133, they are accounted for under SFAS 115. Realized and unrealized gains and losses on trading securities are recognized in earnings in Mortgage fees and related income; interest income on the AFS securities is recognized in earnings in Net interest income; and unrealized gains and losses on AFS securities are reported in Other comprehensive income. Finally, certain nonhedge derivatives, which have not been designated by management in SFAS 133 hedge relationships, are used to manage the economic risk exposure of MSRs and are recorded in Mortgage fees and related income.
Certain AFS securities purchased by the Firm to manage structural interest rate risk were designated in 2005 as risk management instruments of MSRs. At December 31, 2005 and 2004, the unrealized loss on AFS securities used to manage the risk exposure of MSRs was $174 million and $3 million, respectively.
The following table summarizes MSR activity and related amortization for the dates indicated. It also includes the key assumptions and the sensitivity of the fair value of MSRs at December 31, 2005, to immediate 10% and 20% adverse changes in each of those assumptions.

Year ended December 31, (in millions)(a)	2005	2004	2003

Balance at January 1	$6,111	$6,159	$4,864
Additions	1,897	1,757	3,201
Bank One merger	NA	90	NA
Sales	—	(3)	—
Other-than-temporary impairment	(1)	(149)	(283)
Amortization	(1,295)	(1,297)	(1,397)
SFAS 133 hedge valuation adjustments	90	(446)	(226)

Balance at December 31	6,802	6,111	6,159
Less: valuation allowance	350	1,031	1,378

Balance at December 31, after valuation allowance	$6,452	$5,080	$4,781

Estimated fair value at December 31	$6,668	$5,124	$4,781
Weighted-average prepayment speed assumption (CPR)	17.56%	17.29%	17.67%
Weighted-average discount rate	9.68%	7.93%	7.31%

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.

CPR: Constant prepayment rate

2005

Weighted-average prepayment speed assumption (CPR)	17.56%
Impact on fair value with 10% adverse change	$(340)
Impact on fair value with 20% adverse change	(654)

Weighted-average discount rate	9.68%
Impact on fair value with 10% adverse change	$(231)
Impact on fair value with 20% adverse change	(446)

CPR: Constant prepayment rate.
The sensitivity analysis in the preceding table is hypothetical and should be used with caution. As the figures indicate, changes in fair value based upon a 10% and 20% variation in assumptions generally cannot be easily extrapolated because the relationship of the change in the assumptions to the change in fair value may not be linear. Also, in this table, the effect that a change in a particular assumption may have on the fair value is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.
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

Year ended December 31, (in millions)(a)	2005	2004	2003

Balance at January 1	$1,031	$1,378	$1,634
Other-than-temporary impairment	(1)	(149)	(283)
SFAS 140 impairment (recovery) adjustment	(680)	(198)	27

Balance at December 31	$350	$1,031	$1,378

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results, while 2003 results include heritage JPMorgan Chase only.

JPMorgan Chase & Co. / 2005 Annual Report	115

Notes to consolidated financial statements
JPMorgan Chase & Co.

The Firm recorded an other-than-temporary impairment of its MSRs of $1 million, $149 million and $283 million, in 2005, 2004 and 2003, respectively, which permanently reduced the gross carrying value of the MSRs and the related valuation allowance. The permanent reduction precludes subsequent reversals. This write-down had no impact on the results of operations or financial condition of the Firm.
Purchased credit card relationships and All other intangible assets
During 2005, purchased credit card relationship intangibles decreased by $603 million as a result of $703 million in amortization expense, partially offset by the purchase of the Sears Canada credit card business. All other intangible assets decreased by $894 million in 2005 primarily as a result of $836 million in amortization expense and the impact of the deconsolidation of Paymentech. Except for $513 million of indefinite-lived intangibles related to asset management advisory contracts which are not amortized but instead are tested for impairment at least annually, the remainder of the Firm’s other acquired intangible assets are subject to amortization.

The components of credit card relationships, core deposits and other intangible assets were as follows:

	2005			2004
			Net			Net
	Gross	Accumulated	carrying	Gross	Accumulated	carrying
December 31, (in millions)	amount	amortization	value	amount	amortization	value

Purchased credit card relationships	$5,325	$2,050	$3,275	$5,225	$1,347	$3,878
All other intangibles:
Other credit card–related intangibles	183	59	124	295	23	272
Core deposit intangibles	3,797	1,092	2,705	3,797	469	3,328
Other intangibles	2,582	579 (a)	2,003	2,528	402 (a)	2,126

Amortization expense (in millions)(b)	2005	2004	2003

Purchased credit card relationships	$703	$476	$256
Other credit card–related intangibles	36	23	—
Core deposit intangibles	623	330	6
All other intangibles	163	117	32

Total amortization expense	$1,525	$946	$294

(a)	Includes $14 million and $16 million for 2005 and 2004, respectively, of amortization expense related to servicing assets on securitized automobile loans, which is recorded in Asset management, administration and commissions.

(b)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.
Future amortization expense
The following table presents estimated amortization expenses related to credit card relationships, core deposits and All other intangible assets at December 31, 2005:

		Other credit
(in millions)	Purchased credit	card-related	Core deposit	All other
Year ended December 31,	card relationships	intangibles	intangibles	intangible assets	Total

2006	$688	$16	$547	$163	$1,414
2007	620	15	469	145	1,249
2008	515	15	402	132	1,064
2009	372	15	329	123	839
2010	312	13	276	110	711

Note 16 – Premises and equipment
Premises and equipment, including leasehold improvements, are carried at cost less accumulated depreciation and amortization. JPMorgan Chase computes depreciation using the straight-line method over the estimated useful life of an asset. For leasehold improvements, the Firm uses the straight-line method computed over the lesser of the remaining term of the leased facility or 10 years. JPMorgan Chase has recorded immaterial asset retirement obligations related to asbestos remediation under SFAS 143 and FIN 47 in those cases where it has sufficient information to estimate the obligations’ fair value.
JPMorgan Chase capitalizes certain costs associated with the acquisition or development of internal-use software under SOP 98-1. Once the software is ready for its intended use, these costs are amortized on a straight-line basis over the software’s expected useful life, and reviewed for impairment on an ongoing basis.

116	JPMorgan Chase & Co. / 2005 Annual Report

Note 17 – Long-term debt
JPMorgan Chase issues long-term debt denominated in various currencies, although predominantly U.S. dollars, with both fixed and variable interest rates. The following table is a summary of long-term debt (including unamortized original issue debt discount and SFAS 133 valuation adjustments):

By remaining contractual maturity at December 31, 2005		Under		After	2005		2004
(in millions)		1 year	1–5 years	5 years	total		total

Parent company
Senior debt:(a)	Fixed rate	$5,991	$14,705	$4,224	$24,920		$25,563
	Variable rate	3,574	11,049	2,291	16,914		15,128
	Interest rates(b)	2.80–6.88%	0.22–6.63%	1.12–8.85%	0.22–8.85%		0.20–7.63%

Subordinated debt:	Fixed rate	$758	$8,241	$15,818	$24,817		$22,055
	Variable rate	—	26	1,797	1,823		2,686
	Interest rates(b)	6.13–7.88%	4.80–10.00%	1.92–9.88%	1.92–10.00%		1.92–10.00%

	Subtotal	$10,323	$34,021	$24,130	$68,474		$65,432

Subsidiaries
Senior debt:(a)	Fixed rate	$636	$3,746	$2,362	$6,744		$6,249
	Variable rate	5,364	21,632	5,013	32,009		22,097
	Interest rates(b)	3.00–10.95%	1.71–17.00%	1.76–13.00%	1.71–17.00%		1.71–13.00%

Subordinated debt:	Fixed rate	$—	$845	$285	$1,130		$1,644
	Variable rate	—	—	—	—		—
	Interest rates(b)	—	6.13–6.70%	8.25%	6.13–8.25%		6.00–8.25%

	Subtotal	$6,000	$26,223	$7,660	$39,883		$29,990

Total long-term debt		$16,323	$60,244	$31,790	$108,357	(d)(e)(f)	$95,422

FIN 46R long-term beneficial interests:(c)
	Fixed rate	$80	$9	$376	$465		$775
	Variable rate	26	95	1,768	1,889		5,618
	Interest rates(b)	3.39–7.35%	0.51–7.00%	2.42–12.79%	0.51–12.79%		0.54–12.79%

Total FIN 46R long-term beneficial interests		$106	$104	$2,144	$2,354		$6,393

(a)	Included are various equity-linked or other indexed instruments. Embedded derivatives separated from hybrid securities in accordance with SFAS 133 are reported at fair value and shown net with the host contract on the balance sheet. Changes in fair value of separated derivatives are recorded in Trading revenue.

(b)	The interest rates shown are the range of contractual rates in effect at year-end, including non-U.S. dollar fixed and variable-rate issuances, which excludes the effects of related derivative instruments. The use of these derivative instruments modifies the Firm’s exposure to the contractual interest rates disclosed in the table above. Including the effects of derivatives, the range of modified rates in effect at December 31, 2005, for total long-term debt was 0.49% to 17.00%, versus the contractual range of 0.22% to 17.00% presented in the table above.

(c)	Included on the Consolidated balance sheets in Beneficial interests issued by consolidated variable interest entities.

(d)	At December 31, 2005, long-term debt aggregating $27.7 billion was redeemable at the option of JPMorgan Chase, in whole or in part, prior to maturity, based upon the terms specified in the respective notes.

(e)	The aggregate principal amount of debt that matures in each of the five years subsequent to 2005 is $16.3 billion in 2006, $17.8 billion in 2007, $23.4 billion in 2008, $11.1 billion in 2009, and $8.0 billion in 2010.

(f)	Includes $2.3 billion of outstanding zero-coupon notes at December 31, 2005. The aggregate principal amount of these notes at their respective maturities is $5.9 billion.

The weighted-average contractual interest rate for total long-term debt was 4.62% and 4.50% as of December 31, 2005 and 2004, respectively. In order to modify exposure to interest rate and currency exchange rate movements, JPMorgan Chase utilizes derivative instruments, primarily interest rate and cross-currency interest rate swaps, in conjunction with some of its debt issues. The use of these instruments modifies the Firm’s interest expense on the associated debt. The modified weighted-average interest rate for total long-term debt, including the effects of related derivative instruments, was 4.65% and 3.97% as of December 31, 2005 and 2004, respectively.
JPMorgan Chase & Co. (Parent Company) has guaranteed certain debt of its subsidiaries, including both long-term debt and structured notes sold as part of the Firm’s trading activities. These guarantees rank on a parity with all of the Firm’s other unsecured and unsubordinated indebtedness. Guaranteed liabilities totaled $170 million and $320 million at December 31, 2005 and 2004, respectively.
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities
At December 31, 2005, the Firm had 22 wholly-owned Delaware statutory business trusts (“issuer trusts”) that issued guaranteed preferred beneficial interests in the Firm’s junior subordinated deferrable interest debentures.
The junior subordinated deferrable interest debentures issued by the Firm to the issuer trusts, totaling $11.5 billion and $10.3 billion at December 31, 2005 and 2004, respectively, were reflected in the Firm’s Consolidated balance sheets in the Liabilities section under the caption “Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities.” The Firm also records the common capital securities issued by the issuer trusts in Other assets in its Consolidated balance sheets at December 31, 2005 and 2004.

JPMorgan Chase & Co. / 2005 Annual Report	117

Notes to consolidated financial statements
JPMorgan Chase & Co.
The debentures issued to the issuer trusts by the Firm, less the capital securities of the issuer trusts, qualify as Tier 1 capital. The following is a summary of the outstanding capital securities, net of discount, issued by each trust and the junior subordinated deferrable interest debenture issued by JPMorgan Chase to each trust as of December 31, 2005:

	Amount	Principal		Stated maturity
	of capital	amount of		of capital
	securities	debenture		securities	Earliest	Interest rate of	Interest
	issued	held	Issue	and	redemption	capital securities	payment/
December 31, 2005 (in millions)	by trust(a)	by trust(b)	date	debentures	date	and debentures	distribution dates

Bank One Capital III	$474	$616	2000	2030	Any time	8.75%	Semiannually
Bank One Capital V	300	335	2001	2031	2006	8.00%	Quarterly
Bank One Capital VI	525	556	2001	2031	2006	7.20%	Quarterly
Chase Capital I	600	619	1996	2026	2006	7.67%	Semiannually
Chase Capital II	495	511	1997	2027	2007	LIBOR + 0.50%	Quarterly
Chase Capital III	296	306	1997	2027	2007	LIBOR + 0.55%	Quarterly
Chase Capital VI	249	256	1998	2028	Any time	LIBOR + 0.625%	Quarterly
First Chicago NBD Capital I	248	256	1997	2027	2007	LIBOR + 0.55%	Quarterly
First Chicago NBD Institutional Capital A	499	551	1996	2026	2006	7.95%	Semiannually
First Chicago NBD Institutional Capital B	250	273	1996	2026	2006	7.75%	Semiannually
First USA Capital Trust I	3	3	1996	2027	2007	9.33%	Semiannually
JPM Capital Trust I	750	773	1996	2027	2007	7.54%	Semiannually
JPM Capital Trust II	400	412	1997	2027	2007	7.95%	Semiannually
J.P. Morgan Chase Capital IX	500	509	2001	2031	2006	7.50%	Quarterly
J.P. Morgan Chase Capital X	1,000	1,022	2002	2032	2007	7.00%	Quarterly
J.P. Morgan Chase Capital XI	1,075	1,009	2003	2033	2008	5.88%	Quarterly
J.P. Morgan Chase Capital XII	400	393	2003	2033	2008	6.25%	Quarterly
JPMorgan Chase Capital XIII	472	487	2004	2034	2014	LIBOR + 0.95%	Quarterly
JPMorgan Chase Capital XIV	600	593	2004	2034	2009	6.20%	Quarterly
JPMorgan Chase Capital XV	994	1,049	2005	2035	Any time	5.88%	Semiannually
JPMorgan Chase Capital XVI	500	501	2005	2035	2010	6.35%	Quarterly
JPMorgan Chase Capital XVII	496	499	2005	2035	Any time	5.85%	Semiannually

Total	$11,126	$11,529

(a)	Represents the amount of capital securities issued to the public by each trust, net of unamortized discount.

(b)	Represents the principal amount of JPMorgan Chase debentures held as assets by each trust, net of unamortized discount amounts. The principal amount of debentures held by the trusts includes the impact of hedging and purchase accounting fair value adjustments that are recorded on the Firm’s financial statements.
Note 18 – Preferred stock

JPMorgan Chase is authorized to issue 200 million shares of preferred stock, in one or more series, with a par value of $1 per share. Outstanding preferred stock at December 31, 2005 and 2004, was 280,433 and 4.28 million shares, respectively. On May 6, 2005, JPMorgan Chase redeemed a total of 4.0 million shares of its Fixed/adjustable rate, noncumulative preferred stock.
Dividends on shares of the outstanding series of preferred stock are payable quarterly. The preferred stock outstanding takes precedence over JPMorgan Chase’s common stock for the payment of dividends and the distribution of assets in the event of a liquidation or dissolution of the Firm.

The following is a summary of JPMorgan Chase’s preferred stock outstanding as of December 31:

	Stated value and						Rate in effect at
(in millions, except	redemption	Shares		Outstanding at December 31,		Earliest	December 31,
per share amounts and rates)	price per share(b)	2005	2004	2005	2004	redemption date	2005

6.63% Series H cumulative(a)	$500.00	0.28	0.28	$139	$139	3/31/2006	6.63%
Fixed/adjustable rate, noncumulative	50.00	—	4.00	—	200	—	—

Total preferred stock		0.28	4.28	$139	$339

(a)	Represented by depositary shares.

(b)	Redemption price includes amount shown in the table plus any accrued but unpaid dividends.

118	JPMorgan Chase & Co. / 2005 Annual Report

Note 19 – Common stock
At December 31, 2005, JPMorgan Chase was authorized to issue 9.0 billion shares of common stock with a $1 par value per share. In connection with the Merger, the shareholders approved an increase in the amount of authorized shares of 4.5 billion from the 4.5 billion that had been authorized as of December 31, 2003. Common shares issued (newly issued or distributed from treasury) by JPMorgan Chase during 2005, 2004 and 2003 were as follows:

December 31,(a) (in millions)	2005	2004	2003

Issued – balance at January 1	3,584.8	2,044.4	2,023.6
Newly issued:
Employee benefits and compensation plans	34.0	69.0	20.9
Employee stock purchase plans	1.4	3.1	0.7
Purchase accounting acquisitions and other	—	1,469.4	—

Total newly issued	35.4	1,541.5	21.6
Cancelled shares	(2.0)	(1.1)	(0.8)

Total issued – balance at December 31	3,618.2	3,584.8	2,044.4

Treasury – balance at January 1	(28.6)	(1.8)	(24.9)
Purchase of treasury stock	(93.5)	(19.3)	—
Share repurchases related to employee stock-based awards(b)	(9.4)	(7.5)	(3.0)
Issued from treasury:
Employee benefits and compensation plans	—	—	25.8
Employee stock purchase plans	—	—	0.3

Total issued from treasury	—	—	26.1

Total treasury – balance at December 31	(131.5)	(28.6)	(1.8)

Outstanding	3,486.7	3,556.2	2,042.6

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.

(b)	Participants in the Firm’s stock-based incentive plans may have shares withheld to cover income taxes. The shares withheld amounted to 8.2 million, 5.7 million and 2.3 million for 2005, 2004 and 2003, respectively.
During 2005 and 2004, the Firm repurchased 93.5 million shares and 19.3 million shares, respectively, of common stock under a stock repurchase program that was approved by the Board of Directors on July 20, 2004. The Firm did not repurchase shares of its common stock during 2003 under a prior stock repurchase program.
As of December 31, 2005, approximately 507 million unissued shares of common stock were reserved for issuance under various employee or director incentive, compensation, option and stock purchase plans.
Note 20 – Earnings per share
SFAS 128 requires the presentation of basic and diluted earnings per share (“EPS”) in the income statement. Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed using the same method as basic EPS but, in the denominator, the number of common shares reflect, in addition to outstanding shares, the potential dilution that could occur if convertible securities or other contracts to issue common stock were converted or exercised into common stock. Net income available for common stock is the same for basic EPS and diluted EPS, as JPMorgan Chase had no convertible securities, and therefore, no adjustments to net income available for common stock were necessary. The following table presents the calculation of basic and diluted EPS for 2005, 2004 and 2003:

Year ended December 31,
(in millions, except per share amounts)(a)	2005	2004	2003

Basic earnings per share
Net income	$8,483	$4,466	$6,719
Less: preferred stock dividends	13	52	51

Net income applicable to common stock	$8,470	$4,414	$6,668

Weighted-average basic shares outstanding	3,491.7	2,779.9	2,008.6

Net income per share	$2.43	$1.59	$3.32

Diluted earnings per share
Net income applicable to common stock	$8,470	$4,414	$6,668

Weighted-average basic shares outstanding	3,491.7	2,779.9	2,008.6
Add: Broad-based options	3.6	5.4	4.1
Restricted stock, restricted stock units and key employee options	62.0	65.3	42.4

Weighted-average diluted shares outstanding	3,557.3	2,850.6	2,055.1

Net income per share(b)	$2.38	$1.55	$3.24

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.

(b)	Options issued under employee benefit plans to purchase 280 million, 300 million and 335 million shares of common stock were outstanding for the years ended 2005, 2004 and 2003, respectively, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.
Note 21 – Accumulated other
comprehensive income (loss)
Accumulated other comprehensive income (loss) includes the after-tax change in unrealized gains and losses on AFS securities, cash flow hedging activities and foreign currency translation adjustments (including the impact of related derivatives).

						Accumulated
Year ended	Unrealized				Cash	other
December 31,(a)	gains (losses)		Translation		flow	comprehensive
(in millions)	on AFS securities(b)		adjustments		hedges	income (loss)

Balance at December 31, 2002	$731		$(6)		$502	$1,227
Net change	(712)		—		(545)	(1,257)

Balance at December 31, 2003	19		(6)		(43)	(30)
Net change	(80	)(c)	(2	)(d)	(96)	(178)

Balance at December 31, 2004	(61)		(8)		(139)	(208)
Net change	(163	)(e)	—	(f)	(255)	(418)

Balance at December 31, 2005	$(224)		$(8)		$(394)	$(626)

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.

(b)	Represents the after-tax difference between the fair value and amortized cost of the AFS securities portfolio and retained interests in securitizations recorded in Other assets.

(c)	The net change during 2004 was due primarily to rising interest rates and recognition of unrealized gains through securities sales.
(d)	Includes $280 million of after-tax gains (losses) on foreign currency translation from operations for which the functional currency is other than the U.S. dollar offset by $(282) million of after-tax gains (losses) on hedges.
(e)	The net change during 2005 was due primarily to higher interest rates, partially offset by the reversal of unrealized losses through securities sales.
(f)	Includes $(351) million of after-tax gains (losses) on foreign currency translation from operations for which the functional currency is other than the U.S. dollar offset by $351 million of after-tax gains (losses) on hedges.

JPMorgan Chase & Co. / 2005 Annual Report	119

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

Year ended December 31, (in millions)(a)	2005	2004	2003

Unrealized gains (losses) on AFS securities:
Net unrealized holdings gains (losses) arising during the period, net of taxes(b)	$(1,058)	$41	$149
Reclassification adjustment for (gains) losses included in income, net of taxes(c)	895	(121)	(861)

Net change	$(163)	$(80)	$(712)

Cash flow hedges:
Net unrealized holdings gains (losses) arising during the period, net of taxes(d)	$(283)	$34	$86
Reclassification adjustment for (gains) losses included in income, net of taxes(e)	28	(130)	(631)

Net change	$(255)	$(96)	$(545)

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.

(b)	Net of income tax expense (benefit) of $(648) million for 2005, $27 million for 2004 and $92 million for 2003.

(c)	Net of income tax expense (benefit) of $(548) million for 2005, $79 million for 2004 and $528 million for 2003.

(d)	Net of income tax expense (benefit) of $(187) million for 2005, $23 million for 2004 and $60 million for 2003.

(e)	Net of income tax expense (benefit) of $(18) million for 2005 and $86 million for 2004 and $438 million for 2003.
Note 22 – Income taxes
JPMorgan Chase and eligible subsidiaries file a consolidated U.S. federal income tax return. JPMorgan Chase uses the asset-and-liability method required by SFAS 109 to provide income taxes on all transactions recorded in the Consolidated financial statements. This method requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for book and tax purposes. Accordingly, a deferred tax liability or asset for each temporary difference is determined based upon the tax rates that the Firm expects to be in effect when the underlying items of income and expense are realized. JPMorgan Chase’s expense for income taxes includes the current and deferred portions of that expense. A valuation allowance is established to reduce deferred tax assets to the amount the Firm expects to realize.
Due to the inherent complexities arising from the nature of the Firm’s businesses, and from conducting business and being taxed in a substantial number of jurisdictions, significant judgments and estimates are required to be made. Agreement of tax liabilities between JPMorgan Chase and the many tax jurisdictions in which the Firm files tax returns may not be finalized for several years. Thus, the Firm’s final tax-related assets and liabilities may ultimately be different.
Deferred income tax expense (benefit) results from differences between assets and liabilities measured for financial reporting and for income-tax return purposes. The significant components of deferred tax assets and liabilities are reflected in the following table:

December 31, (in millions)	2005	2004

Deferred tax assets
Allowance for other than loan losses	$3,554	$3,711
Employee benefits	3,381	2,677
Allowance for loan losses	2,745	2,739
Non-U.S. operations	807	743
Fair value adjustments	531	—

Gross deferred tax assets	$11,018	$9,870

Deferred tax liabilities
Depreciation and amortization	$3,683	$3,558
Leasing transactions	3,158	4,266
Fee income	1,396	1,162
Non-U.S. operations	1,297	1,144
Fair value adjustments	—	186
Other, net	149	348

Gross deferred tax liabilities	$9,683	$10,664

Valuation allowance	$110	$150

Net deferred tax asset (liability)	$1,225	$(944)

A valuation allowance has been recorded in accordance with SFAS 109, primarily relating to deferred tax assets associated with certain portfolio investments.
The components of income tax expense included in the Consolidated statements of income were as follows:

Year ended December 31, (in millions)(a)	2005	2004	2003

Current income tax expense
U.S. federal	$4,269	$1,695	$965
Non-U.S.	917	679	741
U.S. state and local	337	181	175

Total current expense	5,523	2,555	1,881

Deferred income tax (benefit) expense
U.S. federal	(2,063)	(382)	1,341
Non-U.S.	316	(322)	14
U.S. state and local	(44)	(123)	73

Total deferred (benefit) expense	(1,791)	(827)	1,428

Total income tax expense	$3,732	$1,728	$3,309

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.
The preceding table does not reflect the tax effects of unrealized gains and losses on AFS securities, SFAS 133 hedge transactions and certain tax benefits associated with the Firm’s employee stock plans. The tax effect of these items is recorded directly in Stockholders’ equity. Stockholders’ equity increased by $425 million, $431 million and $898 million in 2005, 2004 and 2003, respectively, as a result of these tax effects.
U.S. federal income taxes have not been provided on the undistributed earnings of certain non-U.S. subsidiaries, to the extent that such earnings have been reinvested abroad for an indefinite period of time. For 2005, such earnings approximated $333 million on a pre-tax basis. At December 31, 2005, the cumulative amount of undistributed pre-tax earnings in these subsidiaries approximated $1.5 billion. It is not practicable at this time to determine the income tax liability that would result upon repatriation of these earnings.

120	JPMorgan Chase & Co. / 2005 Annual Report

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
In the fourth quarter of 2005, the Firm applied the repatriation provision to $1.9 billion of cash from foreign earnings, resulting in a net tax benefit of $55 million. The $1.9 billion of cash will be used in accordance with the Firm’s domestic reinvestment plan pursuant to the guidelines set forth in the Act.
The tax expense (benefit) applicable to securities gains and losses for the years 2005, 2004 and 2003 was $(536) million, $126 million and $477 million, respectively.
A reconciliation of the applicable statutory U.S. income tax rate to the effective tax rate for the past three years is shown in the following table:

Year ended December 31,(a)	2005	2004	2003

Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
U.S. state and local income taxes, net of federal income tax benefit	1.6	0.6 (b)	2.1
Tax-exempt income	(3.0)	(4.1)	(2.4)
Non-U.S. subsidiary earnings	(1.4)	(1.3)	(0.7)
Business tax credits	(3.6)	(4.1)	(0.9)
Other, net	2.0	1.8	(0.1)

Effective tax rate	30.6%	27.9%	33.0%

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.

(b)	The lower rate in 2004 was attributable to changes in the proportion of income subject to different state and local taxes.
The following table presents the U.S. and non-U.S. components of income before income tax expense:

Year ended December 31, (in millions)(a)	2005	2004	2003

U.S.	$8,959	$3,817	$7,333
Non-U.S.(b)	3,256	2,377	2,695

Income before income tax expense	$12,215	$6,194	$10,028

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.

(b)	For purposes of this table, non-U.S. income is defined as income generated from operations located outside the United States of America.
Note 23 – Restrictions on cash and intercompany funds transfers
JPMorgan Chase Bank’s business is subject to examination and regulation by the Office of the Comptroller of the Currency (“OCC”). The Bank is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).
The Federal Reserve Board requires depository institutions to maintain cash reserves with a Federal Reserve Bank. The average amount of reserve balances deposited by the Firm’s bank subsidiaries with various Federal Reserve Banks was approximately $2.7 billion in 2005 and $3.8 billion in 2004.
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
The principal sources of JPMorgan Chase’s income (on a parent company-only basis) are dividends and interest from JPMorgan Chase Bank and the other banking and nonbanking subsidiaries of JPMorgan Chase. In addition to dividend restrictions set forth in statutes and regulations, the FRB, the OCC and the FDIC have authority under the Financial Institutions Supervisory Act to prohibit or to limit the payment of dividends by the banking organizations they supervise, including JPMorgan Chase and its subsidiaries that are banks or bank holding companies, if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.
At January 1, 2006 and 2005, JPMorgan Chase’s bank subsidiaries could pay, in the aggregate, $7.4 billion and $6.2 billion, respectively, in dividends to their respective bank holding companies without prior approval of their relevant banking regulators. Dividend capacity in 2006 will be supplemented by the banks’ earnings during the year.
In compliance with rules and regulations established by U.S. and non-U.S. regulators, as of December 31, 2005 and 2004, cash in the amount of $6.4 billion and $4.3 billion, respectively, and securities with a fair value of $2.1 billion and $2.7 billion, respectively, were segregated in special bank accounts for the benefit of securities and futures brokerage customers.
Note 24 – Capital
There are two categories of risk-based capital: Tier 1 capital and Tier 2 capital. Tier 1 capital includes common stockholders’ equity, qualifying preferred stock and minority interest less goodwill and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1, subordinated long-term debt and other instruments qualifying as Tier 2, and the aggregate allowance for credit losses up to a certain percentage of risk-weighted assets. Total regulatory capital is subject to deductions for investments in certain subsidiaries. Under the risk-based capital guidelines of the FRB, JPMorgan Chase is required to maintain minimum ratios of Tier 1 and Total (Tier 1 plus Tier 2) capital to risk-weighted assets, as well as minimum leverage ratios (which are defined as Tier 1 capital to average adjusted on–balance sheet assets). Failure to meet these minimum requirements could cause the FRB to take action. Bank subsidiaries also are subject to these capital requirements by their respective primary regulators. As of December 31, 2005 and 2004, JPMorgan Chase and all of its banking subsidiaries were well-capitalized and met all capital requirements to which each was subject.

JPMorgan Chase & Co. / 2005 Annual Report	121

Notes to consolidated financial statements
JPMorgan Chase & Co.
The following table presents the risk-based capital ratios for JPMorgan Chase and the Firm’s significant banking subsidiaries at December 31, 2005 and 2004:

	Tier 1	Total	Risk-weighted	Adjusted	Tier 1	Total	Tier 1
(in millions, except ratios)	capital	capital	assets(c)	average assets(d)	capital ratio	capital ratio	leverage ratio

December 31, 2005
JPMorgan Chase & Co.(a)	$72,474	$102,437	$850,643	$1,152,546	8.5%	12.0%	6.3%
JPMorgan Chase Bank, N.A.	61,050	84,227	750,397	995,095	8.1	11.2	6.1
Chase Bank USA, N.A.	8,608	10,941	72,229	59,882	11.9	15.2	14.4

December 31, 2004 JPMorgan Chase & Co.(a)	$68,621	$96,807	$791,373	$1,102,456	8.7%	12.2%	6.2%
JPMorgan Chase Bank, N.A.	55,489	78,478	670,295	922,877	8.3	11.7	6.0
Chase Bank USA, N.A.	8,726	11,186	86,955	71,797	10.0	12.9	12.2

Well-capitalized ratios(b)					6.0%	10.0%	5.0	%(e)
Minimum capital ratios(b)					4.0	8.0	3.0	(f)

(a)	Asset and capital amounts for JPMorgan Chase’s banking subsidiaries reflect intercompany transactions, whereas the respective amounts for JPMorgan Chase reflect the elimination of intercompany transactions.
(b)	As defined by the regulations issued by the FRB, FDIC and OCC.
(c)	Includes off-balance sheet risk-weighted assets in the amounts of $279.2 billion, $260.0 billion and $15.5 billion, respectively, at December 31, 2005, and $250.3 billion, $229.6 billion and $15.5 billion, respectively, at December 31, 2004.
(d)	Average adjusted assets for purposes of calculating the leverage ratio include total average assets adjusted for unrealized gains/losses on securities, less deductions for disallowed goodwill and other intangible assets, investments in subsidiaries and the total adjusted carrying value of nonfinancial equity investments that are subject to deductions from Tier 1 capital.
(e)	Represents requirements for bank subsidiaries pursuant to regulations issued under the Federal Deposit Insurance Corporation Improvement Act. There is no Tier 1 leverage component in the definition of a well-capitalized bank holding company.
(f)	The minimum Tier 1 leverage ratio for bank holding companies and banks is 3% or 4% depending on factors specified in regulations issued by the FRB and OCC.

The following table shows the components of the Firm’s Tier 1 and Total capital:

December 31, (in millions)	2005	2004

Tier 1 capital
Total stockholders’ equity	$107,211	$105,653
Effect of net unrealized losses on AFS securities and cash flow hedging activities	618	200

Adjusted stockholders’ equity	107,829	105,853
Minority interest(a)	12,660	11,050
Less: Goodwill	43,621	43,203
Investments in certain subsidiaries	401	370
Nonqualifying intangible assets	3,993	4,709

Tier 1 capital	$72,474	$68,621

Tier 2 capital
Long-term debt and other instruments qualifying as Tier 2	$22,733	$20,690
Qualifying allowance for credit losses	7,490	7,798
Less: Investments in certain subsidiaries and other	260	302

Tier 2 capital	$29,963	$28,186

Total qualifying capital	$102,437	$96,807

(a)	Primarily includes trust preferred securities of certain business trusts.
Note 25 – Commitments and contingencies
At December 31, 2005, JPMorgan Chase and its subsidiaries were obligated under a number of noncancelable operating leases for premises and equipment used primarily for banking purposes. Certain leases contain renewal options or escalation clauses providing for increased rental payments based upon maintenance, utility and tax increases or require the Firm to perform restoration work on leased premises. No lease agreement imposes restrictions on the Firm’s ability to pay dividends, engage in debt or equity financing transactions, or enter into further lease agreements.
The following table shows required future minimum rental payments under operating leases with noncancelable lease terms that expire after December 31, 2005:

Year ended December 31, (in millions)

2006	$993
2007	948
2008	901
2009	834
2010	724
After	5,334

Total minimum payments required(a)	9,734
Less: Sublease rentals under noncancelable subleases	(1,323)

Net minimum payment required	$8,411

(a)	Lease restoration obligations are accrued in accordance with SFAS 13, and are not reported as a required minimum lease payment.
Total rental expense was as follows:

Year ended December 31, (in millions)(a)	2005	2004	2003

Gross rental expense	$1,269	$1,187	$1,061
Sublease rental income	(192)	(158)	(106)

Net rental expense	$1,077	$1,029	$955

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.
At December 31, 2005, assets were pledged to secure public deposits and for other purposes. The significant components of the assets pledged were as follows:

December 31, (in billions)	2005	2004

Reverse repurchase/securities borrowing agreements	$320	$238
Securities	24	49
Loans	74	75
Other(a)	99	90

Total assets pledged	$517	$452

(a)	Primarily composed of trading assets.

122	JPMorgan Chase & Co. / 2005 Annual Report

Litigation reserve
The Firm maintains litigation reserves for certain of its litigations, including its material legal proceedings. While the outcome of litigation is inherently uncertain, management believes, in light of all information known to it at December 31, 2005, that the Firm’s litigation reserves were adequate at such date. Management reviews litigation reserves periodically, and the reserves may be increased or decreased in the future to reflect further litigation developments. The Firm believes it has meritorious defenses to claims asserted against it in its currently outstanding litigation and, with respect to such litigation, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interest of stockholders.
Note 26 – Accounting for derivative instruments and hedging activities
Derivative instruments enable end users to increase, reduce or alter exposure to credit or market risks. The value of a derivative is derived from its reference to an underlying variable or combination of variables such as equity, foreign exchange, credit, commodity or interest rate prices or indices. JPMorgan Chase makes markets in derivatives for customers and also is an end-user of derivatives in order to manage the Firm’s exposure to credit and market risks.
SFAS 133, as amended by SFAS 138 and SFAS 149, establishes accounting and reporting standards for derivative instruments, including those used for trading and hedging activities, and derivative instruments embedded in other contracts. All free-standing derivatives, whether designated for hedging relationships or not, are required to be recorded on the balance sheet at fair value. The accounting for changes in value of a derivative depends on whether the contract is for trading purposes or has been designated and qualifies for hedge accounting. The majority of the Firm’s derivatives are entered into for trading purposes. The Firm also uses derivatives as an end user to hedge market exposures, modify the interest rate characteristics of related balance sheet instruments or meet longer-term investment objectives. Both trading and end-user derivatives are recorded at fair value in Trading assets and Trading liabilities as set forth in Note 3 on page 94 of this Annual Report.
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
JPMorgan Chase’s fair value hedges primarily include hedges of fixed-rate long-term debt, loans, AFS securities and MSRs. Interest rate swaps are the most common type of derivative contract used to modify exposure to interest rate risk, converting fixed-rate assets and liabilities to a floating rate. Interest rate options, swaptions and forwards are also used in combination with interest rate swaps to hedge the fair value of the Firm’s MSRs. For a further discussion of MSR risk management activities, see Note 15 on pages 114–116 of this Annual Report. All amounts have been included in earnings consistent with the classification of the hedged item, primarily Net interest income, Mortgage fees and related income, and Other income. The Firm did not recognize any gains or losses during 2005 on firm commitments that no longer qualify as fair value hedges.
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
The Firm uses forward foreign exchange contracts and foreign currency-denominated debt instruments to protect the value of net investments in foreign currencies in non-U.S. subsidiaries. The portion of the hedging instruments excluded from the assessment of hedge effectiveness (forward points) is recorded in Net interest income.
The following table presents derivative instrument hedging-related activities for the periods indicated:

Year ended December 31, (in millions)(a)	2005	2004

Fair value hedge ineffective net gains/(losses)(b)	$(58)	$199
Cash flow hedge ineffective net gains/(losses)(b)	(2)	—
Cash flow hedging gains on forecasted transactions that failed to occur	—	1

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
(b)	Includes ineffectiveness and the components of hedging instruments that have been excluded from the assessment of hedge effectiveness.
Over the next 12 months, it is expected that $44 million (after-tax) of net gains recorded in Other comprehensive income at December 31, 2005, will be recognized in earnings. The maximum length of time over which forecasted transactions are hedged is 10 years, and such transactions primarily relate to core lending and borrowing activities.
JPMorgan Chase does not seek to apply hedge accounting to all of the Firm’s economic hedges. For example, the Firm does not apply hedge accounting to standard credit derivatives used to manage the credit risk of loans and commitments because of the difficulties in qualifying such contracts as hedges under SFAS 133. Similarly, the Firm does not apply hedge accounting to certain interest rate derivatives used as economic hedges.

JPMorgan Chase & Co. / 2005 Annual Report	123

Notes to consolidated financial statements
JPMorgan Chase & Co.

Note 27 – Off-balance sheet lending-related financial instruments and guarantees
JPMorgan Chase utilizes lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk should the counterparty draw down the commitment or the Firm fulfills its obligation under the guarantee, and the counterparty subsequently fails to perform according to the terms of the contract. Most of these commitments and guarantees expire without a default occurring or without being drawn. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. Further, certain commitments, primarily related to consumer financings, are cancelable, upon notice, at the option of the Firm.
To provide for the risk of loss inherent in wholesale-related contracts, an allowance for credit losses on lending-related commitments is maintained. See Note 12 on pages 107–108 of this Annual Report for a further discussion on the allowance for credit losses on lending-related commitments.
The following table summarizes the contractual amounts of off-balance sheet lending-related financial instruments and guarantees and the related allowance for credit losses on lending-related commitments at December 31, 2005 and 2004:
Off-balance sheet lending-related financial instruments and guarantees

			Allowance for
	Contractual		lending-related
	amount		commitments

December 31, (in millions)	2005	2004	2005	2004

Lending-related
Consumer	$655,596	$601,196	$15	$12
Wholesale:
Other unfunded commitments to extend credit(a)(b)(c)	208,469	185,822	208	183
Asset purchase agreements(d)	31,095	39,330	3	2
Standby letters of credit and guarantees(a)(e)	77,199	78,084	173	292
Other letters of credit(a)	7,001	6,163	1	3

Total wholesale	323,764	309,399	385	480

Total lending-related	$979,360	$910,595	$400	$492

Other guarantees
Securities lending guarantees(f)	$244,316	$220,783	NA	NA
Derivatives qualifying as guarantees	61,759	53,312	NA	NA

(a)	Represents contractual amount net of risk participations totaling $29.3 billion and $26.4 billion at December 31, 2005 and 2004, respectively.
(b)	Includes unused advised lines of credit totaling $28.3 billion and $22.8 billion at December 31, 2005 and 2004, respectively, which are not legally binding. In regulatory filings with the FRB, unused advised lines are not reportable.
(c)	Excludes unfunded commitments to private third-party equity funds of $242 million and $563 million at December 31, 2005 and 2004, respectively.
(d)	Represents asset purchase agreements to the Firm’s administered multi-seller asset-backed commercial paper conduits, which excludes $32.4 billion and $31.7 billion at December 31, 2005 and 2004, respectively, related to conduits that were consolidated in accordance with FIN 46R, as the underlying assets of the conduits are reported in the Firm’s Consolidated balance sheets. It also includes $1.3 billion of asset purchase agreements to other third-party entities at December 31, 2005 and $7.5 billion of asset purchase agreements to structured wholesale loan vehicles and other third-party entities at December 31, 2004.
(e)	Includes unused commitments to issue standby letters of credit of $37.5 billion and $38.4 billion at December 31, 2005 and 2004, respectively.
(f)	Collateral held by the Firm in support of securities lending indemnification agreements was $245.0 billion and $221.6 billion at December 31, 2005 and 2004, respectively.
FIN 45 establishes accounting and disclosure requirements for guarantees, requiring that a guarantor recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee. FIN 45 defines a guarantee as a contract that contingently requires the Firm to pay a guaranteed party, based upon: (a) changes in an underlying asset, liability or equity security of the guaranteed party; or (b) a third party’s failure to perform under a specified agreement. The Firm considers the following off-balance sheet lending arrangements to be guarantees under FIN 45: certain asset purchase agreements, standby letters of credit and financial guarantees, securities lending indemnifications, certain indemnification agreements included within third-party contractual arrangements and certain derivative contracts. These guarantees are described in further detail below.
The fair value at inception of the obligation undertaken when issuing the guarantees and commitments that qualify under FIN 45 is typically equal to the net present value of the future amount of premium receivable under the contract. The Firm has recorded this amount in Other Liabilities with an offsetting entry recorded in Other Assets. As cash is received under the contract, it is applied to the premium receivable recorded in Other Assets, and the fair value of the liability recorded at inception is amortized into income as Lending & deposit related fees over the life of the guarantee contract. The amount of the liability related to FIN 45 guarantees recorded at December 31, 2005 and 2004, excluding the allowance for credit losses on lending-related commitments and derivative contracts discussed below, was approximately $313 million and $341 million, respectively.
Unfunded commitments to extend credit are agreements to lend only when a customer has complied with predetermined conditions, and they generally expire on fixed dates.
The majority of the Firm’s unfunded commitments are not guarantees as defined in FIN 45, except for certain asset purchase agreements that are principally used as a mechanism to provide liquidity to SPEs, primarily multi-seller conduits, as described in Note 14 on pages 111–113 of this Annual Report. Some of these asset purchase agreements can be exercised at any time by the SPE’s administrator, while others require a triggering event to occur. Triggering events include, but are not limited to, a need for liquidity, a market value decline of the assets or a downgrade in the rating of JPMorgan Chase Bank. These agreements may cause the Firm to purchase an asset from the SPE at an amount above the asset’s fair value, in effect providing a guarantee of the initial value of the reference asset as of the date of the agreement. In most instances, third-party credit enhancements of the SPE mitigate the Firm’s potential losses on these agreements.
Standby letters of credit and financial guarantees are conditional lending commitments issued by JPMorgan Chase to guarantee the performance of a customer to a third party under certain arrangements, such as commercial paper facilities, bond financings, acquisition financings, trade and similar transactions. Approximately 58% of these arrangements mature within three years. The Firm typically has recourse to recover from the customer any amounts paid under these guarantees; in addition, the Firm may hold cash or other highly liquid collateral to support these guarantees. At December 31, 2005 and 2004, the Firm held collateral relating to $9.0 billion and $7.4 billion, respectively, of these arrangements.

124	JPMorgan Chase & Co. / 2005 Annual Report

The Firm holds customers’ securities under custodial arrangements. At times, these securities are loaned to third parties, and the Firm issues securities lending indemnification agreements to the customer that protect the customer against the risk of loss if the third party fails to return the securities. To support these indemnification agreements, the Firm obtains from the third party cash or other highly liquid collateral with a market value exceeding 100% of the value of the loaned securities. If the third-party borrower fails to return the securities, the Firm would use the collateral to purchase the securities in the market and would be exposed if the value of the collateral fell below 100%. The Firm invests third-party cash collateral received in support of the indemnification agreements. In a few cases where the cash collateral is invested in resale agreements, the Firm indemnifies the third party against reinvestment risk. At December 31, 2005 and 2004, the Firm held $245.0 billion and $221.6 billion, respectively, in collateral in support of securities lending indemnification arrangements. Based upon historical experience, management expects the risk of loss to be remote.
In connection with issuing securities to investors, the Firm may enter into contractual arrangements with third parties that may require the Firm to make a payment to them in the event of a change in tax law or an adverse interpretation of tax law. In certain cases, the contract may also include a termination clause, which would allow the Firm to settle the contract at its fair value; thus, such a clause would not require the Firm to make a payment under the indemnification agreement. Even without the termination clause, management does not expect such indemnification agreements to have a material adverse effect on the consolidated financial condition of JPMorgan Chase. The Firm may also enter into indemnification clauses when it sells a business or assets to a third party, pursuant to which it indemnifies that third party for losses it may incur due to actions taken by the Firm prior to the sale. See below for more information regarding the Firm’s loan securitization activities. It is difficult to estimate the Firm’s maximum exposure under these indemnification arrangements, since this would require an assessment of future changes in tax law and future claims that may be made against the Firm that have not yet occurred. However, based upon historical experience, management expects the risk of loss to be remote.
As part of the Firm’s loan securitization activities, as described in Note 13 on pages 108–111 of this Annual Report, the Firm provides representations and warranties that certain securitized loans meet specific requirements. The Firm may be required to repurchase the loans and/or indemnify the purchaser of the loans against losses due to any breaches of such representations or warranties. Generally, the maximum amount of future payments the Firm would be required to make under such repurchase and/or indemnification provisions would be equal to the current amount of assets held by such securitization-related SPEs as of December 31, 2005, plus, in certain circumstances, accrued and unpaid interest on such loans and certain expenses. The potential loss due to such repurchase and/or indemnity is mitigated by the due diligence the Firm performs before the sale to ensure that the assets comply with the requirements set forth in the representations and warranties. Historically, losses incurred on such repurchases and/or indemnifications have been insignificant, and therefore management expects the risk of material loss to be remote.
The Firm is a partner with one of the leading companies in electronic payment services in a joint venture operating under the name of Chase Paymentech Solutions, LLC (the “joint venture”). The joint venture was formed in October 2005 as a result of an agreement to integrate the Firm’s jointly-owned Chase Merchant Services (“CMS”) and Paymentech merchant businesses, the latter of which was acquired as a result of the Merger. The joint venture provides merchant processing services in the United States and Canada. The joint venture is liable contingently for processed credit card sales transactions in the event of a dispute between the cardmember and a merchant. If a dispute is resolved in the cardmember’s favor, the joint venture will credit or refund the amount to the cardmember and charge back the transaction to the merchant. If the joint venture is unable to collect the amount from the merchant, the joint venture will bear the loss for the amount credited or refunded to the cardmember. The joint venture mitigates this risk by withholding settlement, or by obtaining escrow deposits or letters of credit from certain merchants. However, in the unlikely event that: 1) a merchant ceases operations and is unable to deliver products, services or a refund; 2) the joint venture does not have sufficient collateral from the merchants to provide customer refunds; and 3) the joint venture does not have sufficient financial resources to provide customer refunds, the Firm would be liable to refund the cardholder in proportion to its approximate equity interest in the joint venture. For the year ended December 31, 2005, the joint venture, along with the integrated businesses of CMS and Paymentech, incurred aggregate credit losses of $11 million on $563 billion of aggregate volume processed, of which the Firm shared liability only on $200 billion of aggregate volume processed. At December 31, 2005, the joint venture held $909 million of collateral. In 2004, the CMS and Paymentech ventures incurred aggregate credit losses of $7.1 million on $396 billion of aggregate volume processed, of which the Firm shared liability only on $205 billion of aggregate volume processed. At December 31, 2004, the CMS and Paymentech ventures held $620 million of collateral. The Firm believes that, based upon historical experience and the collateral held by the joint venture, the fair value of the guarantee would not be different materially from the credit loss allowance recorded by the joint venture; therefore, the Firm has not recorded any allowance for losses in excess of the allowance recorded by the joint venture.
The Firm is a member of several securities and futures exchanges and clearing-houses both in the United States and overseas. Membership in some of these organizations requires the Firm to pay a pro rata share of the losses incurred by the organization as a result of the default of another member. Such obligation varies with different organizations. It may be limited to members who dealt with the defaulting member or to the amount (or a multiple of the amount) of the Firm’s contribution to a members’ guaranty fund, or, in a few cases, it may be unlimited. It is difficult to estimate the Firm’s maximum exposure under these membership agreements, since this would require an assessment of future claims that may be made against the Firm that have not yet occurred. However, based upon historical experience, management expects the risk of loss to be remote.
In addition to the contracts described above, there are certain derivative contracts to which the Firm is a counterparty that meet the characteristics of a guarantee under FIN 45. These derivatives are recorded on the Consolidated balance sheets at fair value. These contracts include written put options that require the Firm to purchase assets from the option holder at a specified price by a specified date in the future, as well as derivatives that effectively guarantee the return on a counterparty’s reference portfolio of assets. The total notional value of the derivatives that the Firm deems to be guarantees was $62 billion and $53 billion at December 31, 2005 and 2004, respectively. The Firm reduces exposures to these contracts by entering into offsetting transactions or by entering into contracts that hedge the market risk related to these contracts. The fair value related to these contracts was a derivative receivable of $198 million and $180 million, and a derivative payable of $767 million and $622 million at December 31, 2005 and 2004, respectively. Finally, certain written put options and credit derivatives permit cash settlement and do not require the option holder or the buyer of credit protection to own the reference asset. The Firm does not consider these contracts to be guarantees as described in FIN 45.

JPMorgan Chase & Co. / 2005 Annual Report	125

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
JPMorgan Chase regularly monitors various segments of the credit risk portfolio to assess potential concentration risks and to obtain collateral when deemed necessary. In the Firm’s wholesale portfolio, risk concentrations are evaluated primarily by industry and by geographic region. In the consumer portfolio, concentrations are evaluated primarily by product and by U.S. geographic region.
The Firm does not believe exposure to any one loan product with varying terms (e.g., interest-only payments for an introductory period) or exposure to loans with high loan-to-value ratios would result in a significant concentration of credit risk. Terms of loan products and collateral coverage are included in the Firm’s assessment when extending credit and establishing its allowance for loan losses.
For further information regarding on-balance sheet credit concentrations by major product and geography, see Note 11 on page 106 of this Annual Report. For information regarding concentrations of off-balance sheet lending-related financial instruments by major product, see Note 27 on page 124 of this Annual Report. More information about concentrations can be found in the following tables or discussion in the MD&A:

Wholesale exposure	Page 65
Wholesale selected industry concentrations	Page 66
Country exposure	Page 70
Consumer real estate loan portfolio by geographic location	Page 72

The table below presents both on-balance sheet and off-balance sheet wholesale- and consumer-related credit exposure as of December 31, 2005 and 2004:

	2005			2004
	Credit	On-balance	Off-balance	Credit	On-balance	Off-balance
December 31, (in billions)	exposure(b)	sheet(b)(c)	sheet(d)	exposure(b)	sheet(b)(c)	sheet(d)

Wholesale-related:
Banks and finance companies	$53.7	$20.3	$33.4	$56.2	$25.7	$30.5
Real estate	32.5	19.0	13.5	28.2	16.7	11.5
Consumer products	26.7	10.0	16.7	21.4	7.1	14.3
Healthcare	25.5	4.7	20.8	22.0	4.5	17.5
State and municipal governments	25.3	6.1	19.2	19.8	4.1	15.7
All other wholesale	389.7	169.5	220.2	394.6	174.7	219.9

Total wholesale-related	553.4	229.6	323.8	542.2	232.8	309.4

Consumer-related:
Home finance	198.6	133.5	65.1	177.9	124.7	53.2
Auto & education finance	54.7	49.0	5.7	67.9	62.7	5.2
Consumer & small business and other	20.3	14.8	5.5	25.4	15.1	10.3
Credit card receivables(a)	651.0	71.7	579.3	597.0	64.5	532.5

Total consumer-related	924.6	269.0	655.6	868.2	267.0	601.2

Total exposure	$1,478.0	$498.6	$979.4	$1,410.4	$499.8	$910.6

(a)	Excludes $70.5 billion and $70.8 billion of securitized credit card receivables at December 31, 2005 and 2004, respectively.
(b)	Includes HFS loans.
(c)	Represents loans, derivative receivables and interests in purchased receivables.
(d)	Represents lending-related financial instruments.

Note 29 – Fair value of financial instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.
The accounting for an asset or liability may differ based upon the type of instrument and/or its use in a trading or investing strategy. Generally, the measurement framework in the consolidated financial statements is one of the following:
•	at fair value on the Consolidated balance sheets, with changes in fair value recorded each period in the Consolidated statements of income;

•	at fair value on the Consolidated balance sheets, with changes in fair value recorded each period in a separate component of Stockholders’ equity and as part of Other comprehensive income;

•	at cost (less other-than-temporary impairments), with changes in fair value not recorded in the consolidated financial statements but disclosed in the notes thereto; or

•	at the lower of cost or fair value.
The Firm has an established and well-documented process for determining fair values. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon internally-developed models that primarily use market-based or independent information as inputs to the valuation model. Valuation adjustments may be necessary to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, liquidity and concentration concerns and are based upon defined methodologies that are applied consistently over time.
•	Credit valuation adjustments are necessary when the market price (or parameter) is not indicative of the credit quality of the counterparty. As few derivative contracts are listed on an exchange, the majority of derivative positions are valued using internally developed models that use as their basis observable market parameters. Market practice is to quote parameters equivalent to a AA credit rating; thus, all counterparties are assumed to have the same credit quality. An adjustment is therefore necessary to reflect the credit quality of each derivative counterparty and to arrive at fair value. Without this adjustment, derivative positions would not be appropriately valued.

126	JPMorgan Chase & Co. / 2005 Annual Report

•	Liquidity adjustments are necessary when the Firm may not be able to observe a recent market price for a financial instrument that trades in inactive (or less active) markets. Thus, valuation adjustments for risk of loss due to a lack of liquidity are applied to those positions to arrive at fair value. The Firm tries to ascertain the amount of uncertainty in the initial valuation based upon the liquidity or illiquidity, as the case may be, of the market in which the instrument trades and makes liquidity adjustments to the financial instruments. The Firm measures the liquidity adjustment based upon the following factors: (1) the amount of time since the last relevant pricing point; (2) whether there was an actual trade or relevant external quote; and (3) the volatility of the principal component of the financial instrument.

•	Concentration valuation adjustments are necessary to reflect the cost of unwinding larger-than-normal market-size risk positions. The cost is determined based upon the size of the adverse market move that is likely to occur during the extended period required to bring a position down to a nonconcentrated level. An estimate of the period needed to reduce, without market disruption, a position to a nonconcentrated level is generally based upon the relationship of the position to the average daily trading volume of that position. Without these adjustments, larger positions would be valued at a price greater than the price at which the Firm could exit the positions.
Valuation adjustments are determined based upon established policies and are controlled by a price verification group independent of the risk-taking function. Economic substantiation of models, prices, market inputs and revenue through price/input testing, as well as backtesting, is done to validate the appropriateness of the valuation methodology. Any changes to the valuation methodology are reviewed by management to ensure the changes are justified.
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
The following items describe the methodologies and assumptions used, by financial instrument, to determine fair value.
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
Securities
Fair values of actively traded securities are determined by the secondary market, while the fair values for nonactively traded securities are based upon independent broker quotations.
Derivatives
Fair value for derivatives is determined based upon the following:
•	position valuation, principally based upon liquid market pricing as evidenced by exchange-traded prices, broker-dealer quotations or related input parameters, which assume all counterparties have the same credit rating;

•	credit valuation adjustments to the resulting portfolio valuation, to reflect the credit quality of individual counterparties; and

•	other fair value adjustments to take into consideration liquidity, concentration and other factors.
For those derivatives valued based upon models with significant unobservable market parameters, the Firm defers the initial trading profit for these financial instruments. The deferred profit is recognized in Trading revenue on a systematic basis (typically straight-line amortization over the life of the instruments) and when observable market data becomes available.
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
Loans
Fair value for loans is determined using methodologies suitable for each type of loan:
•	Fair value for the wholesale loan portfolio is estimated primarily, using the cost of credit derivatives, which is adjusted to account for the differences in recovery rates between bonds, upon which the cost of credit derivatives is based, and loans.

•	Fair values for consumer installment loans (including automobile financings) and consumer real estate, for which market rates for comparable loans are readily available, are based upon discounted cash flows adjusted for prepayments. The discount rates used for consumer installment loans are current rates offered by commercial banks. For consumer real estate, secondary market yields for comparable mortgage-backed securities, adjusted for risk, are used.

•	Fair value for credit card receivables is based upon discounted expected cash flows. The discount rates used for credit card receivables incorporate only the effects of interest rate changes, since the expected cash flows already reflect an adjustment for credit risk.

JPMorgan Chase & Co. / 2005 Annual Report	127

Notes to consolidated financial statements
JPMorgan Chase & Co.

•	The fair value of loans in the held-for-sale and trading portfolios is generally based upon observable market prices and upon prices of similar instruments, including bonds, credit derivatives and loans with similar characteristics. If market prices are not available, the fair value is based upon the estimated cash flows adjusted for credit risk; that risk is discounted, using a rate appropriate for each maturity that incorporates the effects of interest rate changes.
Other assets
Commodities inventory is carried at the lower of cost or fair value. For the majority of commodities inventory, fair value is determined by reference to prices in highly active and liquid markets. The fair value for other commodities inventory is determined primarily using pricing and other data derived from less liquid and developing markets where the underlying commodities are traded. This caption also includes private equity investments and MSRs. For a discussion of the fair value methodology for private equity investments, see Note 9 on page 105 of this Annual Report.
For a discussion of the fair value methodology for MSRs, see Note 15 on pages 114–116 of this Annual Report.
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
Interest-bearing deposits
Fair values of interest-bearing deposits are estimated by discounting cash flows based upon the remaining contractual maturities of funds having similar interest rates and similar maturities.
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
Beneficial interests issued by consolidated VIEs
Beneficial interests issued by consolidated VIEs (“beneficial interests”) are generally short-term in nature and, as such, for a significant majority of the Firm’s transactions, cost approximates carrying value. The Consolidated balance sheets also include beneficial interests with long-dated maturities. The fair value of these instruments is based upon current market rates.
Long-term debt-related instruments
Fair value for long-term debt, including the junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities, is based upon current market rates and is adjusted for JPMorgan Chase’s credit quality.
Lending-related commitments
Although there is no liquid secondary market for wholesale commitments, the Firm estimates the fair value of its wholesale lending-related commitments primarily using the cost of credit derivatives (which is adjusted to account for the difference in recovery rates between bonds, upon which the cost of credit derivatives is based, and loans) and loan equivalents (which represent the portion of an unused commitment expected, based upon the Firm’s average portfolio historical experience, to become outstanding in the event an obligor defaults). The Firm estimates the fair value of its consumer commitments to extend credit based upon the primary market prices to originate new commitments. It is the change in current primary market prices that provides the estimate of the fair value of these commitments. On this basis, at December 31, 2005, the estimated fair value of the Firm’s lending-related commitments was a liability of $0.5 billion, compared with $0.1 billion at December 31, 2004.

The following table presents the carrying value and estimated fair value of financial assets and liabilities valued under SFAS 107; accordingly, certain assets and liabilities that are not considered financial instruments are excluded from the table.

		2005			2004
		Carrying	Estimated	Appreciation/	Carrying	Estimated	Appreciation/
December 31, (in billions)		value	fair value	(depreciation)	value	fair value	(depreciation)

	Financial assets
	Assets for which fair value approximates carrying value	$155.4	$155.4	$—	$125.7	$125.7	$—
	Federal funds sold and securities purchased under resale agreements	134.0	134.3	0.3	101.4	101.3	(0.1)
	Trading assets	298.4	298.4	—	288.8	288.8	—
	Securities	47.6	47.6	—	94.5	94.5	—
Loans:	Wholesale, net of allowance for loan losses	147.7	150.2	2.5	132.0	134.6	2.6
	Consumer, net of allowance for loan losses	264.4	262.7	(1.7)	262.8	262.5	(0.3)
	Interests in purchased receivables	29.7	29.7	—	31.7	31.8	0.1
	Other assets	53.4	54.7	1.3	50.4	51.1	0.7

	Total financial assets	$1,130.6	$1,133.0	$2.4	$1,087.3	$1,090.3	$3.0

	Financial liabilities
	Liabilities for which fair value approximates carrying value	$241.0	$241.0	$—	$228.8	$228.8	$—
	Interest-bearing deposits	411.9	411.7	0.2	385.3	385.5	(0.2)
	Federal funds purchased and securities sold under repurchase agreements	125.9	125.9	—	127.8	127.8	—
	Trading liabilities	145.9	145.9	—	151.2	151.2	—
	Beneficial interests issued by consolidated VIEs	42.2	42.1	0.1	48.1	48.0	0.1
	Long-term debt-related instruments	119.9	120.6	(0.7)	105.7	107.7	(2.0)

	Total financial liabilities	$1,086.8	$1,087.2	$(0.4)	$1,046.9	$1,049.0	$(2.1)

	Net appreciation			$2.0			$0.9

128	JPMorgan Chase & Co. / 2005 Annual Report

Note 30 – International operations
The following table presents income statement information of JPMorgan Chase by major geographic area. The Firm defines international activities as business transactions that involve customers residing outside of the United States, and the information presented below is based primarily upon the domicile of the customer. However, many of the Firm’s U.S. operations serve international businesses.
As the Firm’s operations are highly integrated, estimates and subjective assumptions have been made to apportion revenue and expense between U.S. and international operations. These estimates and assumptions are consistent with the allocations used for the Firm’s segment reporting as set forth in Note 31 on pages 130-131 of this Annual Report.
The Firm’s long-lived assets for the periods presented are not considered by management to be significant in relation to total assets. The majority of the Firm’s long-lived assets are located in the United States.

					Income before
For the year ended December 31, (in millions)(a)	Revenue	(b)	Expense	(c)	income taxes	Net income

2005
Europe/Middle East and Africa	$7,708		$5,454		$2,254	$1,547
Asia and Pacific	2,840		2,048		792	509
Latin America and the Caribbean	969		497		472	285
Other	165		89		76	44

Total international	11,682		8,088		3,594	2,385
Total U.S.	42,851		34,230		8,621	6,098

Total	$54,533		$42,318		$12,215	$8,483

2004
Europe/Middle East and Africa	$6,566		$4,635		$1,931	$1,305
Asia and Pacific	2,631		1,766		865	547
Latin America and the Caribbean	816		411		405	255
Other	112		77		35	25

Total international	10,125		6,889		3,236	2,132
Total U.S.	32,972		30,014		2,958	2,334

Total	$43,097		$36,903		$6,194	$4,466

2003
Europe/Middle East and Africa	$6,344		$4,076		$2,268	$1,467
Asia and Pacific	1,902		1,772		130	91
Latin America and the Caribbean	1,000		531		469	287
Other	50		17		33	34

Total international	9,296		6,396		2,900	1,879
Total U.S.	24,088		16,960		7,128	4,840

Total	$33,384		$23,356		$10,028	$6,719

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.
(b)	Revenue is composed of Net interest income and noninterest revenue.
(c)	Expense is composed of Noninterest expense and Provision for credit losses.

JPMorgan Chase & Co. / 2005 Annual Report	129

Notes to consolidated financial statements
JPMorgan Chase & Co.

Note 31 – Business segments
JPMorgan Chase is organized into six major reportable business segments (the Investment Bank, Retail Financial Services, Card Services, Commercial Banking, Treasury & Securities Services and Asset & Wealth Management), as well as a Corporate segment. The segments are based upon the products and services provided or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on an operating basis. For a definition of operating basis, see the footnotes to the table below. For a further discussion concerning JPMorgan Chase’s business segments, see Business segment results on pages 34-35 of this Annual Report.
In the third quarter of 2004, in connection with the Merger, business segment reporting was realigned to reflect the new business structure of the combined Firm. Treasury was transferred from the Investment Bank into Corporate. The segment formerly known as Chase Financial Services had been comprised of Chase Home Finance, Chase Cardmember Services, Chase Auto Finance, Chase Regional Banking and Chase Middle Market; as a result of the Merger, this segment is now called Retail Financial Services and is comprised of Home Finance, Auto & Education Finance, Consumer & Small Business Banking and Insurance. Chase Cardmember Services is now its own segment called Card Services, and Chase Middle Market moved into Commercial Banking. Investment Management & Private Banking was renamed Asset & Wealth Management. JPMorgan Partners, which formerly was a stand-alone business segment, was moved into Corporate. Corporate currently comprises Private Equity (JPMorgan Partners and ONE Equity Partners) and Treasury, and the

Segment results and reconciliation(a) (table continued on next page)

Year ended December 31,(b)	Investment Bank(d)			Retail Financial Services			Card Services(e)			Commercial Banking
(in millions, except ratios)	2005	2004	2003	2005	2004	2003	2005	2004	2003	2005	2004	2003

Noninterest revenue	$13,168	$11,280	$11,017	$4,625	$3,077	$2,208	$3,563	$2,371	$1,092	$986	$682	$393
Net interest income	1,410	1,325	1,667	10,205	7,714	5,220	11,803	8,374	5,052	2,610	1,692	959

Total net revenue	14,578	12,605	12,684	14,830	10,791	7,428	15,366	10,745	6,144	3,596	2,374	1,352

Provision for credit losses	(838)	(640)	(181)	724	449	521	7,346	4,851	2,904	73	41	6
Credit reimbursement (to)/from TSS(c)	154	90	(36)	—	—	—	—	—	—	—	—	—

Merger costs	—	—	—	—	—	—	—	—	—	—	—	—
Litigation reserve charge	—	—	100	—	—	—	—	—	—	—	—	—
Other noninterest expense	9,739	8,696	8,202	8,585	6,825	4,471	4,999	3,883	2,178	1,872	1,343	822

Total noninterest expense	9,739	8,696	8,302	8,585	6,825	4,471	4,999	3,883	2,178	1,872	1,343	822

Income (loss) before income tax expense	5,831	4,639	4,527	5,521	3,517	2,436	3,021	2,011	1,062	1,651	990	524

Income tax expense (benefit)	2,173	1,691	1,722	2,094	1,318	889	1,114	737	379	644	382	217

Net income (loss)	$3,658	$2,948	$2,805	$3,427	$2,199	$1,547	$1,907	$1,274	$683	$1,007	$608	$307

Average equity	$20,000	$17,290	$18,350	$13,383	$9,092	$4,220	$11,800	$7,608	$3,440	$3,400	$2,093	$1,059
Average assets	598,118	473,121	436,488	226,368	185,928	147,435	141,933	94,741	51,406	56,561	36,435	16,460
Return on average equity	18%	17%	15%	26%	24%	37%	16%	17%	20%	30%	29%	29%
Overhead ratio	67	69	65	58	63	60	33	36	35	52	57	61

(a)	In addition to analyzing the Firm’s results on a reported basis, management reviews the line of business results on an “operating basis,” which is a non-GAAP financial measure. The definition of operating basis starts with the reported U.S. GAAP results. In the case of the Investment Bank, operating basis noninterest revenue includes, in Trading revenue, Net interest income (“NII”) related to trading activities. In the case of Card Services, refer to footnote (e). These adjustments do not change JPMorgan Chase’s reported net income. Operating basis also excludes Merger costs, nonoperating Litigation reserve charges and accounting policy conformity adjustments, as management believes these items are not part of the Firm’s normal daily business operations (and, therefore, not indicative of trends) and do not provide meaningful comparisons with other periods. Finally, operating results reflect revenues (Noninterest revenue and NII) on a tax-equivalent basis. Refer to footnote (f) for the impact of these adjustments.
(b)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.
(c)	TSS reimburses the IB for credit portfolio exposures the IB manages on behalf of clients the segments share. At the time of the Merger, the reimbursement methodology was revised to be based upon pre-tax earnings, net of the cost of capital related to those exposures. Prior to the Merger, the credit reimbursement was based upon pre-tax earnings, plus the allocated capital associated with the shared clients.
(d)	Segment operating results include the reclassification of NII related to trading activities to Trading revenue within Noninterest revenue, which impacts primarily the Investment Bank. Trading-related NII reclassified to Trading revenue was $159 million, $2.0 billion and $2.1 billion in 2005, 2004 and 2003, respectively. These amounts are eliminated in Corporate/reconciling items to arrive at NII and Noninterest revenue on a reported GAAP basis for JPMorgan Chase.
(e)	Operating results for Card Services exclude the impact of credit card securitizations on revenue, provision for credit losses and average assets, as JPMorgan Chase treats the sold receivables as if they were still on the balance sheet in evaluating the overall performance of the credit card portfolio. These adjustments are eliminated in Corporate/reconciling items to arrive at the Firm’s reported GAAP results. The related securitization adjustments were as follows:

Year ended December 31, (in millions)(b)	2005	2004	2003

Net interest income	$ 6,494	$ 5,251	$ 3,320
Noninterest revenue	(2,718)	(2,353)	(1,450)
Provision for credit losses	3,776	2,898	1,870
Average assets	67,180	51,084	32,365

130	JPMorgan Chase & Co. / 2005 Annual Report

corporate support areas, which include Central Technology and Operations, Audit, Executive Office, Finance, Human Resources, Marketing & Communications, Office of the General Counsel, Corporate Real Estate and General Services, Risk Management, and Strategy and Development. Beginning January 1, 2006, TSS will report results for two divisions: TS and WSS. WSS was formed by consolidating IS and ITS.
The following table provides a summary of the Firm’s segment results for 2005, 2004 and 2003 on an operating basis. The impact of credit card securitizations, Merger costs, nonoperating Litigation reserve charges and accounting policy conformity adjustments have been included in Corporate/reconciling items so that the total Firm results are on a reported basis. Finally, commencing with the first quarter of 2005, operating revenue (noninterest revenue and net interest income) for each of the segments and the Firm is presented on a tax-equivalent basis. Accordingly, revenue from tax exempt securities and investments that receive tax credits are presented in the operating results on a basis comparable to taxable securities and investments. This approach allows management to assess the comparability of revenues arising from both taxable and tax-exempt sources. The corresponding income tax impact related to these items is recorded within income tax expense. The Corporate sector’s and the Firm’s operating revenue and income tax expense for the periods prior to the first quarter of 2005 have been restated to be presented similarly on a tax-equivalent basis. This restatement had no impact on the Corporate sector’s or the Firm’s operating earnings. Segment results for periods prior to July 1, 2004, reflect heritage JPMorgan Chase-only results and have been restated to reflect the current business segment organization and reporting classifications.

(table continued from previous page)

						Corporate/
Treasury & Securities Services			Asset & Wealth Management			reconciling items(d)(e)(f)				Total
2005	2004	2003	2005	2004	2003	2005	2004		2003	2005	2004	2003

$4,179	$3,474	$2,661	$4,583	$3,383	$2,482	$3,598	$2,069		$566	$34,702	$26,336	$20,419
2,062	1,383	947	1,081	796	488	(9,340)	(4,523)		(1,368)	19,831	16,761	12,965

6,241	4,857	3,608	5,664	4,179	2,970	(5,742)	(2,454)		(802)	54,533	43,097	33,384

—	7	1	(56)	(14)	35	(3,766)	(2,150	)(g)	(1,746)	3,483	2,544	1,540
(154)	(90)	36	—	—	—	—	—		—	—	—	—
—	—	—	—	—	—	722 (h)	1,365	(h)	—	722	1,365	—
—	—	—	—	—	—	2,564	3,700		—	2,564	3,700	100
4,470	4,113	3,028	3,860	3,133	2,486	2,024	1,301		529	35,549	29,294	21,716

4,470	4,113	3,028	3,860	3,133	2,486	5,310	6,366		529	38,835	34,359	21,816

1,617	647	615	1,860	1,060	449	(7,286)	(6,670)		415	12,215	6,194	10,028
580	207	193	644	379	162	(3,517)	(2,986)		(253)	3,732	1,728	3,309

$1,037	$440	$422	$1,216	$681	$287	$(3,769)	$(3,684)		$668	$8,483	$4,466	$6,719

$1,900	$2,544	$2,738	$2,400	$3,902	$5,507	$52,624	$33,112		$7,674	$105,507	$75,641	$42,988
26,947	23,430	18,379	41,599	37,751	33,780	93,540	111,150		72,030	1,185,066	962,556	775,978
55%	17%	15%	51%	17%	5%	NM	NM		NM	8%	6%	16%
72	85	84	68	75	84	NM	NM		NM	71	80	65

(f)	Segment operating results reflect revenues on a tax-equivalent basis with the corresponding income tax impact recorded within income tax expense. Tax-equivalent adjustments were as follows:

Year ended December 31, (in millions)(b)	2005	2004	2003

Net interest income	$269	$6	$44
Noninterest revenue	571	317	89
Income tax expense	840	323	133

These adjustments are eliminated in Corporate/reconciling items to arrive at the Firm’s reported GAAP results.

(g)	Includes $858 million of accounting policy conformity adjustments consisting of approximately $1.4 billion related to the decertification of the seller’s retained interest in credit card securitizations, partially offset by a benefit of $584 million related to conforming wholesale and consumer provision methodologies for the combined Firm.
(h)	Merger costs attributed to the lines of business for 2005 and 2004 were as follows (there were no merger costs in 2003):

Year ended December 31, (in millions)(b)	2005	2004

Investment Bank	$32	$74
Retail Financial Services	133	201
Card Services	222	79
Commercial Banking	3	23
Treasury & Securities Services	95	68
Asset & Wealth Management Services	60	31
Corporate	177	889

JPMorgan Chase & Co. / 2005 Annual Report	131

Notes to consolidated financial statements
JPMorgan Chase & Co.

Note 32 - Parent company

Parent company – statements of income
Year ended December 31, (in millions)(a)	2005	2004	2003

Income
Dividends from bank and bank holding company subsidiaries	$2,361	$1,208	$2,436
Dividends from nonbank subsidiaries(b)	791	773	2,688
Interest income from subsidiaries	2,369	1,370	945
Other interest income	209	137	130
Other income from subsidiaries, primarily fees:
Bank and bank holding company	246	833	632
Nonbank	462	499	385
Other income	13	204	(25)

Total income	6,451	5,024	7,191

Expense
Interest expense to subsidiaries(b)	846	603	422
Other interest expense	3,076	1,834	1,329
Compensation expense	369	353	348
Other noninterest expense	496	1,105	747

Total expense	4,787	3,895	2,846

Income before income tax benefit and undistributed net income of subsidiaries	1,664	1,129	4,345
Income tax benefit	852	556	474
Equity in undistributed net income (loss) of subsidiaries	5,967	2,781	1,900

Net income	$8,483	$4,466	$6,719

Parent company – balance sheets
December 31, (in millions)	2005	2004

Assets
Cash with banks, primarily with bank subsidiaries	$461	$513
Deposits with banking subsidiaries	9,452	10,703
Securities purchased under resale agreements, primarily with nonbank subsidiaries	24	—
Trading assets	7,548	3,606
Available-for-sale securities	285	2,376
Loans	338	162
Advances to, and receivables from, subsidiaries:
Bank and bank holding company	22,673	19,076
Nonbank	31,342	34,456
Investment (at equity) in subsidiaries:
Bank and bank holding company	110,745	105,599
Nonbank(b)	21,367	17,701
Goodwill and other intangibles	804	890
Other assets	10,553	11,557

Total assets	$215,592	$206,639

Liabilities and stockholders’ equity
Borrowings from, and payables to, subsidiaries(b)	$16,511	$14,195
Other borrowed funds, primarily commercial paper	15,675	15,050
Other liabilities	7,721	6,309
Long-term debt(c)	68,474	65,432

Total liabilities	108,381	100,986
Stockholders’ equity	107,211	105,653

Total liabilities and stockholders’ equity	$215,592	$206,639

Parent company - statements of cash flows
Year ended December 31, (in millions)(a)	2005	2004	2003

Operating activities
Net income	$8,483	$4,466	$6,719
Less: Net income of subsidiaries	9,119	4,762	7,017

Parent company net loss	(636)	(296)	(298)
Add: Cash dividends from subsidiaries(b)	2,891	1,964	5,098
Other, net	(130)	(81)	(272)

Net cash provided by operating activities	2,125	1,587	4,528

Investing activities
Net cash change in:
Deposits with banking subsidiaries	1,251	1,851	(2,560)
Securities purchased under resale agreements, primarily with nonbank subsidiaries	(24)	355	99
Loans	(176)	407	(490)
Advances to subsidiaries	(483)	(5,772)	(3,165)
Investment (at equity) in subsidiaries	(2,949)	(4,015)	(2,052)
Other, net	34	11	12
Available-for-sale securities:
Purchases	(215)	(392)	(607)
Proceeds from sales and maturities	124	114	654
Cash received in business acquisitions	—	4,608	—

Net cash (used in) provided by investing activities	(2,438)	(2,833)	(8,109)

Financing activities
Net cash change in borrowings from subsidiaries(b)	2,316	941	2,005
Net cash change in other borrowed funds	625	(1,510)	(2,104)
Proceeds from the issuance of long-term debt	15,992	12,816	12,105
Repayments of long-term debt	(10,864)	(6,149)	(6,733)
Proceeds from the issuance of stock and stock-related awards	682	848	1,213
Redemption of preferred stock	(200)	(670)	—
Treasury stock purchased	(3,412)	(738)	—
Cash dividends paid	(4,878)	(3,927)	(2,865)

Net cash provided by (used in) financing activities	261	1,611	3,621

Net increase (decrease) in cash with banks	(52)	365	40
Cash with banks at the beginning of the year	513	148	108

Cash with banks at the end of the year, primarily with bank subsidiaries	$461	$513	$148

Cash interest paid	$3,838	$2,383	$1,918
Cash income taxes paid	$3,426	$701	$754

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only. For a further discussion of the Merger, see Note 2 on pages 92–93 of this Annual Report.
(b)	Subsidiaries include trusts that issued guaranteed capital debt securities (“issuer trusts”). As a result of FIN 46, the Parent deconsolidated these trusts in 2003. The Parent received dividends of $21 million and $15 million from the issuer trusts in 2005 and 2004, respectively. For a further discussion on these issuer trusts, see Note 17 on pages 117–118 of this Annual Report.
(c)	At December 31, 2005, debt that contractually matures in 2006 through 2010 totaled $10.3 billion, $9.5 billion, $11.9 billion, $8.8 billion and $3.8 billion, respectively.

132	JPMorgan Chase & Co. / 2005 Annual Report

Supplementary information
Selected quarterly financial data (unaudited)

(in millions, except per share, ratio and headcount data)	2005(f)				2004
As of or for the period ended	4th	3rd	2nd	1st	4th(f)	3rd(f)	2nd(h)	1st(h)

Selected income statement data
Noninterest revenue	$8,925	$9,613	$7,742	$8,422	$7,621	$7,053	$5,637	$6,025
Net interest income	4,753	4,852	5,001	5,225	5,329	5,452	2,994	2,986

Total net revenue	13,678	14,465	12,743	13,647	12,950	12,505	8,631	9,011
Provision for credit losses	1,224	1,245 (g)	587	427	1,157	1,169	203	15
Noninterest expense before Merger costs and Litigation reserve charge	8,666	9,243	8,748	8,892	8,863	8,625	5,713	6,093
Merger costs	77	221	279	145	523	752	90	—
Litigation reserve charge	(208)	—	1,872	900	—	—	3,700	—

Total noninterest expense	8,535	9,464	10,899	9,937	9,386	9,377	9,503	6,093

Income (loss) before income tax expense (benefit)	3,919	3,756	1,257	3,283	2,407	1,959	(1,075)	2,903
Income tax expense (benefit)	1,221	1,229	263	1,019	741	541	(527)	973

Net income (loss)	$2,698	$2,527	$994	$2,264	$1,666	$1,418	$(548)	$1,930

Per common share
Net income (loss) per share: Basic	$0.78	$0.72	$0.28	$0.64	$0.47	$0.40	$(0.27)	$0.94
Diluted	0.76	0.71	0.28	0.63	0.46	0.39	(0.27)	0.92
Cash dividends declared per share	0.34	0.34	0.34	0.34	0.34	0.34	0.34	0.34
Book value per share	30.71	30.26	29.95	29.78	29.61	29.42	21.52	22.62
Common shares outstanding
Average: Basic	3,472	3,485	3,493	3,518	3,515	3,514	2,043	2,032
Diluted	3,564	3,548	3,548	3,570	3,602	3,592	2,043	2,093
Common shares at period end	3,487	3,503	3,514	3,525	3,556	3,564	2,088	2,082
Selected ratios
Return on common equity (“ROE”)(a)	10%	9%	4%	9%	6%	5%	NM	17%
Return on assets (“ROA”)(a)(b)	0.89	0.84	0.34	0.79	0.57	0.50	NM	1.01
Tier 1 capital ratio	8.5	8.2	8.2	8.6	8.7	8.6	8.2%	8.4
Total capital ratio	12.0	11.3	11.3	11.9	12.2	12.0	11.2	11.4
Tier 1 leverage ratio	6.3	6.2	6.2	6.3	6.2	6.5	5.5	5.9
Selected balance sheet data (period-end)
Total assets	$1,198,942	$1,203,033	$1,171,283	$1,178,305	$1,157,248	$1,138,469	$817,763	$801,078
Securities	47,600	68,697	58,573	75,251	94,512	92,816	64,915	70,747
Total loans	419,148	420,504	416,025	402,669	402,114	393,701	225,938	217,630
Deposits	554,991	535,123	534,640	531,379	521,456	496,454	346,539	336,886
Long-term debt	108,357	101,853	101,182	99,329	95,422	91,754	52,981	50,062
Common stockholders’ equity	107,072	105,996	105,246	105,001	105,314	104,844	44,932	47,092
Total stockholders’ equity	107,211	106,135	105,385	105,340	105,653	105,853	45,941	48,101
Credit quality metrics
Allowance for credit losses	$7,490	$7,615	$7,233	$7,423	$7,812	$8,034	$4,227	$4,417
Nonperforming assets(c)	2,590	2,839	2,832	2,949	3,231	3,637	2,482	2,882
Allowance for loan losses to total loans(d)	1.84%	1.86%	1.76%	1.82%	1.94%	2.01%	1.92%	2.08%
Net charge-offs	$1,360	$870	$773	$816	$1,398	$865	$392	$444
Net charge-off rate(a)(d)	1.39%	0.89%	0.82%	0.88%	1.46%	0.93%	0.78%	0.92%
Wholesale net charge-off (recovery) rate(a)(d)	0.07	(0.12)	(0.16)	(0.03)	0.21	(0.07)	0.29	0.50
Managed Card net charge-off rate(a)	6.39	4.70	4.87	4.83	5.24	4.88	5.85	5.81
Headcount	168,847	168,955	168,708	164,381	160,968	162,275	94,615	96,010
Share price(e)
High	$40.56	$35.95	$36.50	$39.69	$40.45	$40.25	$42.57	$43.84
Low	32.92	33.31	33.35	34.32	36.32	35.50	34.62	36.30
Close	39.69	33.93	35.32	34.60	39.01	39.73	38.77	41.95

(a)	Based upon annualized amounts.
(b)	Represents Net income divided by Total average assets.
(c)	Excludes wholesale purchased held-for-sale (“HFS”) loans purchased as part of the Investment Bank’s proprietary activities.
(d)	Excluded from the allowance coverage ratios were end-of-period loans held-for-sale; and excluded from the net charge-off rates were average loans held-for-sale.
(e)	JPMorgan Chase’s common stock is listed and traded on the New York Stock Exchange, the London Stock Exchange Limited and the Tokyo Stock Exchange. The high, low and closing prices of JPMorgan Chase’s common stock are from The New York Stock Exchange Composite Transaction Tape.
(f)	Quarterly results include three months of the combined Firm’s results.
(g)	Includes a $400 million special provision related to Hurricane Katrina allocated as follows: Retail Financial Services $250 million, Card Services $100 million, Commercial Banking $35 million, Asset & Wealth Management $3 million and Corporate $12 million.
(h)	Heritage JPMorgan Chase results only.
NM - Not meaningful due to net loss.

JPMorgan Chase & Co. / 2005 Annual Report	133

Glossary of terms
JPMorgan Chase & Co.

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
Contractual credit card charge-off: In accordance with the Federal Financial Institutions Examination Council policy, credit card loans are charged off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification of the filing of bankruptcy, whichever is earlier.
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
Credit cycle: a period of time over which credit quality improves, deteriorates and then improves again. While portfolios may differ in terms of risk, the credit cycle is typically driven by many factors, including market events and the economy. The duration of a credit cycle can vary from a couple of years to several years.
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
FIN 47: FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143.”
FSP SFAS 106-2: “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”
Interests in Purchased Receivables: Represent an ownership interest in a percentage of cash flows of an underlying pool of receivables transferred by a third-party seller into a bankruptcy remote entity, generally a trust, and then financed through a commercial paper conduit.
Investment-grade: An indication of credit quality based upon JPMorgan Chase’s internal risk assessment system. “Investment-grade” generally represents a risk profile similar to a rating of a BBB-/Baa3 or better, as defined by independent rating agencies.
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
NA: Data is not applicable or available for the period presented.
Net yield on interest-earning assets: The average rate for interest-earning assets less the average rate paid for all sources of funds.
NM: Not meaningful.
Nonoperating litigation reserve charges and recoveries are the $208 million insurance recovery in the fourth quarter of 2005; the $1.9 billion charge taken in the second quarter of 2005; the $900 million charge taken in the first quarter of 2005; and the $3.7 billion charge taken in the second quarter of 2004; all of which relate to the legal cases named in the JPMorgan Chase Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
Overhead ratio: Noninterest expense as a percentage of total net revenue.
Return on common equity-goodwill: Represents net income applicable to common stock divided by total average common equity (net of goodwill). The Firm uses return on equity less goodwill, a non-GAAP financial measure, to evaluate the operating performance of the Firm. The Firm also utilizes this measure to facilitate operating comparisons to other competitors.
SFAS: Statement of Financial Accounting Standards.
SFAS 13: “Accounting for Leases.”
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
SFAS 109: “Accounting for Income Taxes.”
SFAS 114: “Accounting by Creditors for Impairment of a Loan.”
SFAS 115: “Accounting for Certain Investments in Debt and Equity Securities.”
SFAS 123: “Accounting for Stock-Based Compensation.”
SFAS 123R: “Share-Based Payment.”
SFAS 128: “Earnings per Share.”
SFAS 133: “Accounting for Derivative Instruments and Hedging Activities.”
SFAS 138: “Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133.”

134	JPMorgan Chase & Co. / 2005 Annual Report

Glossary of terms
JPMorgan Chase & Co.

SFAS 140: “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125.”
SFAS 142: “Goodwill and Other Intangible Assets.”
SFAS 143: “Accounting for Asset Retirement Obligations.”
SFAS 149: “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.”
SFAS 155: “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.”
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

Forward-looking statements
From time to time, the Firm has made and will make forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “anticipate,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “believe,” “anticipate” or other words of similar meaning. Forward-looking statements provide JPMorgan Chase’s current expectations or forecasts of future events, circumstances, results or aspirations. JPMorgan Chase’s disclosures in this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Firm also may make forward-looking statements in its other documents filed or furnished with the Securities and Exchange Commission (“SEC”). In addition, the Firm’s senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others.
All forward-looking statements, by their nature, are subject to risks and uncertainties. JPMorgan Chase’s actual future results may differ materially from those set forth in its forward-looking statements. Factors that could cause this difference—many of which are beyond the Firm’s control—include the following: local, regional and international business, political or economic conditions; changes in trade, monetary and fiscal policies and laws; technological changes instituted by the Firm and by other entities which may affect the Firm’s business; mergers and acquisitions, including the Firm’s ability to integrate acquisitions; ability of the Firm to develop new products and services; acceptance of new products and services and the ability of the Firm to increase market share; ability of the Firm to control expenses; competitive pressures; changes in laws and regulatory requirements; changes in applicable accounting policies; costs, outcomes and effects of litigation and regulatory investigations; changes in the credit quality of the Firm’s customers; and adequacy of the Firm’s risk management framework.
Additional factors that may cause future results to differ materially from forward-looking statements are discussed in Part I, Item 1A: Risk Factors in the Firm’s Annual Report on Form 10-K for the year ended December 31, 2005, to which reference is hereby made. There is no assurance that any list of risks and uncertainties or risk factors is complete.
Any forward-looking statements made by or on behalf of the Firm speak only as of the date they are made and JPMorgan Chase does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made. The reader should, however, consult any further disclosures of a forward-looking nature the Firm may make in any subsequent Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q and its Current Reports on Form 8-K.

JPMorgan Chase & Co. / 2005 Annual Report	135

Distribution of assets, liabilities and stockholders’ equity;
interest rates and interest differentials

Consolidated average balance sheet, interest and rates
Provided below is a summary of JPMorgan Chase’s consolidated average balances, interest rates and interest differentials on a taxable-equivalent basis for the years 2003 through 2005. Income computed on a taxable-equivalent basis is the income reported in the Consolidated statements of income, adjusted to make income and earnings yields on assets exempt from income taxes (primarily federal taxes) comparable with other taxable income. The incremental tax rate used for calculating the taxable-equivalent adjustment was approximately 40% in 2005, 40% in 2004 and 41% in 2003. A substantial portion of JPMorgan Chase’s securities are taxable.

(Table continued on next page)	2005
Year ended December 31,(a)	Average				Average
(Taxable-equivalent interest and rates; in millions, except rates)	balance		Interest		rate

Assets
Deposits with banks	$15,203		$680		4.48%
Federal funds sold and securities purchased under resale agreements	139,957		4,125		2.95
Securities borrowed	63,023		1,154		1.83
Trading assets - debt instruments	187,912		9,312		4.96
Securities:
Available-for-sale	71,549		3,276		4.58 (b)
Held-to-maturity	95		10		10.42
Interests in purchased receivables	28,397		933		3.29
Loans	410,114		25,979	(c)	6.33

Total interest-earning assets	916,250		45,469		4.96

Allowance for loan losses	(7,074)
Cash and due from banks	30,880
Trading assets - equity instruments	49,458
Trading assets - derivative receivables	57,365
All other assets	138,187

Total assets	$1,185,066

Liabilities
Interest-bearing deposits	$395,643		$10,295		2.60%
Federal funds purchased and securities sold under repurchase agreements	155,010		4,268		2.75
Commercial paper	14,450		407		2.81
Other borrowings(d)	106,186		4,867		4.58
Beneficial interests issued by consolidated VIEs	44,675		1,372		3.07
Long-term debt	112,370		4,160		3.70

Total interest-bearing liabilities	828,334		25,369		3.06

Noninterest-bearing deposits	129,343
Trading liabilities - derivative payables	55,723
All other liabilities, including the allowance for lending-related commitments	65,952

Total liabilities	1,079,352

Stockholders’ equity
Preferred stock	207
Common stockholders’ equity	105,507

Total stockholders’ equity	105,714	(e)

Total liabilities, preferred stock of subsidiary and stockholders’ equity	$1,185,066
Interest rate spread					1.90%
Net interest income and net yield on interest-earning assets			$20,100		2.19

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.
(b)	The annualized rate for available-for-sale securities based on amortized cost was 4.56% in 2005, 4.38% in 2004 and 4.61% in 2003, and does not give effect to changes in fair value that are reflected in Accumulated other comprehensive income.
(c)	Fees and commissions on loans included in loan interest amounted to $1,151 million in 2005, $1,374 million for 2004 and $876 million in 2003.
(d)	Includes securities sold but not yet purchased.
(e)	The ratio of average stockholders’ equity to average assets was 8.9% for 2005, 8.0% for 2004 and 5.7% for 2003. The return on average stockholders’ equity was 8.0% for 2005, 5.8% for 2004 and 15.3% for 2003.

Within the Consolidated average balance sheets, interest and rates summary, the principal amounts of nonaccrual loans have been included in the average loan balances used to determine the average interest rate earned on loans. For additional information on nonaccrual loans, including interest accrued, see Note 11 on pages 106 and 107.

(Continuation of table)

2004					2003
Average				Average	Average				Average
balance		Interest		rate	balance		Interest		rate

$28,625		$539		1.88%	$9,742		$214		2.20%
93,979		1,627		1.73	87,273		1,497		1.72
49,387		463		0.94	40,305		323		0.80
169,203		7,535		4.45	148,970		6,608		4.44

78,697		3,471		4.41 (b)	77,156		3,537		4.58 (b)
172		11		6.50	286		21		7.19
15,564		291		1.87	5,414		64		1.18
308,450		16,664	(c)	5.40	220,692		11,824	(c)	5.36

744,077		30,601		4.11	589,838		24,088		4.09

(5,951)					(5,161)
25,390					17,951
31,264					5,627
59,521					85,628
108,255					82,095

$962,556					$775,978

$309,020		$4,630		1.50%	$227,645		$3,604		1.58%
155,665		2,312		1.49	161,020		2,199		1.37
12,699		131		1.03	13,387		151		1.13
83,721		3,817		4.56	69,703		3,521		5.05
26,817		478		1.78	9,421		106		1.13
79,193		2,466		3.11	49,095		1,498		3.05

667,115		13,834		2.07	530,271		11,079		2.09

101,994					77,640
52,761					67,783
64,038					56,287

885,908					731,981

1,007					1,009
75,641					42,988

76,648	(e)				43,997	(e)

$962,556					$775,978
				2.04%					2.00%
		$16,767		2.25			$13,009		2.21

Interest rates and interest differential analysis of net interest income –
U.S. and non-U.S.

Presented below is a summary of interest rates and interest differentials segregated between U.S. and non-U.S. operations for the years 2003 through 2005. The segregation of U.S. and non-U.S. components is based on the location of the office recording the transaction. Intracompany funding generally comprises dollar-denominated deposits originated in various locations that are centrally managed by JPMorgan Chase’s Treasury unit. U.S. net interest income was $18.4 billion in 2005, an increase of $3.2 billion from the prior year. The increase primarily was attributable to the Merger. Net interest

(Table continued on next page)

	2005
Year ended December 31,(a)	Average		Average
(Taxable-equivalent interest and rates; in millions, except rates)	balance	Interest	rate

Interest-earning assets:
Deposits with banks, primarily non-U.S.	$15,203	$680	4.48%
Federal funds sold and securities purchased under resale agreements:
U.S.	94,419	3,375	3.57
Non-U.S.	45,538	750	1.65
Securities borrowed, primarily U.S.	63,023	1,154	1.83
Trading assets - debt instruments:
U.S.	97,943	4,861	4.96
Non-U.S.	89,969	4,451	4.95
Securities:
U.S.	54,441	2,705	4.97
Non-U.S.	17,203	581	3.38
Interests in purchased receivables, primarily U.S.	28,397	933	3.29
Loans:
U.S.	373,038	24,934	6.68
Non-U.S.	37,076	1,045	2.82

Total interest-earning assets	916,250	45,469	4.96

Interest-bearing liabilities:
Interest-bearing deposits:
U.S.	272,064	6,682	2.46
Non-U.S.	123,579	3,613	2.92
Federal funds purchased and securities sold under repurchase agreements:
U.S.	113,540	3,685	3.25
Non-U.S.	41,470	583	1.41
Other borrowed funds:
U.S.	64,765	2,837	4.38
Non-U.S.	55,871	2,437	4.36
Beneficial interests issued by consolidated VIEs, primarily U.S.	44,675	1,372	3.07
Long-term debt, primarily U.S.	112,370	4,160	3.70
Intracompany funding:
U.S.	28,800	789	—
Non-U.S.	(28,800)	(789)	—

Total interest-bearing liabilities	828,334	25,369	3.06

Noninterest-bearing liabilities(b)	87,916

Total investable funds	$916,250	$25,369	2.77%

Net interest income and net yield:		$20,100	2.19%
U.S.		18,366	2.70
Non-U.S.		1,734	0.73
Percentage of total assets and liabilities attributable to non-U.S. operations:
Assets			29.4
Liabilities			29.3

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.
(b)	Represents the amount of noninterest-bearing liabilities funding interest-earning assets.

income from non-U.S. operations was $1.7 billion for 2005, relatively stable when compared with $1.6 billion in 2004.
For further information, see the “Net interest income” discussion in Consolidated results of operations on page 28.

(Continuation of table)	2004		2003
Average		Average	Average		Average
balance	Interest	rate	balance	Interest	rate

$28,625	$539	1.88%	$9,742	$214	2.20%

64,673	1,182	1.83	61,925	988	1.59
29,306	445	1.52	25,348	509	2.01
49,387	463	0.94	40,305	323	0.80

100,658	4,361	4.33	86,234	4,013	4.65
68,545	3,174	4.63	62,736	2,595	4.14

65,853	3,053	4.63	67,024	3,168	4.71
13,016	429	3.29	10,418	390	3.75
15,564	291	1.87	5,414	64	1.18

275,914	15,675	5.68	188,637	10,973	5.82
32,536	989	3.04	32,055	851	2.66

744,077	30,601	4.11	589,838	24,088	4.09

198,075	2,701	1.36	117,035	1,688	1.44
110,945	1,929	1.74	110,610	1,916	1.73

122,760	1,830	1.49	129,715	1,599	1.23
32,905	482	1.47	31,305	600	1.92

61,687	2,138	3.47	59,249	2,323	3.92
34,733	1,810	5.21	23,841	1,349	5.66
26,817	478	1.78	9,421	106	1.13
79,193	2,466	3.11	49,095	1,498	3.05

26,687	207	—	44,856	946	—
(26,687)	(207)	—	(44,856)	(946)	—

667,115	13,834	2.07	530,271	11,079	2.09

76,962			59,567

$744,077	$13,834	1.86%	$589,838	$11,079	1.88%

	$16,767	2.25%		$13,009	2.21%
	15,125	2.74		11,124	2.54
	1,642	0.86		1,885	1.24

		29.7			30.7
		30.6			35.5

Changes in net interest income, volume and rate analysis
The table below presents an analysis of the effect on net interest income of volume and rate changes for the periods 2005 versus 2004 and 2004 versus 2003. In this analysis, the change due to the volume/rate variance has been allocated to volume.

	2005 versus 2004(a)			2004 versus 2003(a)
(On a taxable-equivalent basis;	Increase (decrease) due to change in:		Net	Increase (decrease) due to change in:		Net
in millions)	Volume	Rate	change	Volume	Rate	change

Interest-earning assets
Deposits with banks, primarily non-U.S.	$(603)	$744	$141	$356	$(31)	$325
Federal funds sold and securities purchased under resale agreements:
U.S.	1,068	1,125	2,193	45	149	194
Non-U.S.	267	38	305	60	(124)	(64)
Securities borrowed, primarily U.S.	251	440	691	84	56	140
Trading assets – debt instruments:
U.S.	(134)	634	500	624	(276)	348
Non-U.S.	1,058	219	1,277	272	307	579
Securities:
U.S.	(572)	224	(348)	(61)	(54)	(115)
Non-U.S.	140	12	152	87	(48)	39
Interests in purchased receivables, primarily U.S.	421	221	642	190	37	227
Loans:
U.S.	6,500	2,759	9,259	4,966	(264)	4,702
Non-U.S.	128	(72)	56	16	122	138

Change in interest income	8,524	6,344	14,868	6,639	(126)	6,513

Interest-bearing liabilities
Interest-bearing deposits:
U.S.	1,802	2,179	3,981	1,107	(94)	1,013
Non-U.S.	375	1,309	1,684	2	11	13
Federal funds purchased and securities sold under repurchase agreements:
U.S.	(306)	2,161	1,855	(106)	337	231
Non-U.S.	121	(20)	101	23	(141)	(118)
Other borrowed funds:
U.S.	138	561	699	82	(267)	(185)
Non-U.S.	922	(295)	627	568	(107)	461
Beneficial interests issued by consolidated VIEs, primarily U.S.(b)	548	346	894	311	61	372
Long-term debt, primarily U.S.	1,227	467	1,694	939	29	968
Intracompany funding:
U.S.	59	523	582	(142)	(597)	(739)
Non-U.S.	(59)	(523)	(582)	142	597	739

Change in interest expense	4,827	6,708	11,535	2,926	(171)	2,755

Change in net interest income	$3,697	$(364)	$3,333	$3,713	$45	$3,758

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.

Securities portfolio
The table below presents the amortized cost, estimated fair value and average yield (including the impact of related derivatives) of JPMorgan Chase’s securities by contractual maturity range and type of security.
Maturity schedule of available-for-sale and held-to-maturity securities

	Due in 1	Due after 1	Due after 5	Due after
December 31, 2005 (in millions, rates on a taxable-equivalent basis)	year or less	through 5 years	through 10 years	10 years (a)	Total

U.S. government and federal agency obligations:
Amortized cost	$537	$1,525	$1,090	$1,342	$4,494
Fair value	537	1,525	1,096	1,377	4,535
Average yield(b)	0.67%	4.38%	4.56%	5.73%	4.38%

U.S. government-sponsored enterprise obligations:
Amortized cost	$13	$31	$192	$22,368	$22,604
Fair value	13	31	190	21,783	22,017
Average yield(b)	5.46%	4.36%	4.26%	5.16%	5.15%

Other:(c) Amortized cost	$6,173	$6,184	$4,064	$4,474	$20,895
Fair value	5,876	6,453	4,080	4,562	20,971
Average yield(b)	2.94%	3.55%	4.76%	2.06%	3.29%

Total available-for-sale securities:(d)
Amortized cost	$6,723	$7,740	$5,346	$28,184	$47,993
Fair value	6,426	8,009	5,366	27,722	47,523
Average yield(b)	2.77%	3.72%	4.70%	4.69%	4.27%

Total held-to-maturity securities:(d)
Amortized cost	$—	$—	$30	$47	$77
Fair value	—	—	31	49	80
Average yield(b)	—	—	6.96%	6.73%	6.82%

(a)	Securities with no stated maturity are included with securities with a contractual maturity of 10 years or more. Substantially all of JPMorgan Chase’s mortgaged-backed securities (“MBSs”) and collateralized mortgage obligations (“CMOs”) are due in 10 years or more based on contractual maturity. The estimated duration, which reflects anticipated future prepayments based on a consensus of dealers in the market, is approximately four years for MBSs and CMOs.
(b)	The average yield was based on amortized cost balances at the end of the year, and does not give effect to changes in fair value that are reflected in Accumulated other comprehensive income. Yields are derived by dividing interest income (including the effect of related derivatives on available-for-sale securities and the amortization of premiums and accretion of discounts) by total amortized cost. Taxable-equivalent yields are used where applicable.
(c)	Includes obligations of state and political subdivisions, debt securities issued by non-U.S. governments, corporate debt securities, CMOs of private issuers and other debt and equity securities.
(d)	For the amortized cost of the above categories of securities at December 31, 2004, see Note 9 on page 103. At December 31, 2003, the amortized cost of U.S. government and federal agency obligations and U.S. government-sponsored enterprise obligations was $45,690 million, and other available-for-securities was $14,732 million. At December 31, 2003, the amortized cost of U.S. government and federal agency obligations and U.S. government-sponsored enterprise obligations held-to-maturity securities was $176 million. There were no other held-to-maturity securities at December 31, 2003.

U.S. government-sponsored enterprises were the only issuers whose securities exceeded 10% of JPMorgan Chase’s total stockholders’ equity at December 31, 2005.
For a further discussion of JPMorgan Chase’s securities portfolios, see Note 9 on pages 103–105.

Loan portfolio
The table below presents loans based on customer and collateral type compared with the line of business approach that is presented in Credit risk management on pages 64, 65 and 71, and in Note 11 on page 106:

December 31, (in millions)	2005	2004	2003	(a)	2002	(a)	2001	(a)

U.S. loans:
Commercial and industrial	$84,597	$76,890	$38,879		$49,205		$56,680
Commercial real estate – commercial mortgage(b)	16,074	15,323	3,182		3,176		3,533
Commercial real estate – construction(b)	4,143	4,612	589		516		615
Financial institutions	13,259	12,664	4,622		3,770		5,608
Consumer	261,361	255,073	136,393		124,687		111,850

Total U.S. loans	379,434	364,562	183,665		181,354		178,286

Non-U.S. loans:
Commercial and industrial	28,969	27,293	24,618		31,446		33,530
Commercial real estate(b)	311	929	79		381		167
Financial institutions	7,468	6,494	5,671		2,438		3,570
Non-U.S. governments	1,295	2,778	705		616		1,161
Consumer	1,671	58	28		129		730

Total non-U.S. loans	39,714	37,552	31,101		35,010		39,158

Total loans(c)	$419,148	$402,114	$214,766		$216,364		$217,444

(a)	Heritage JPMorgan Chase only.
(b)	Represents loans secured by commercial real estate.
(c)	Loans are presented net of unearned income of $3.0 billion, $4.1 billion, $1.3 billion, $1.9 billion and $1.8 billion at December 31, 2005, 2004, 2003, 2002 and 2001, respectively.
Maturities and sensitivity to changes in interest rates
The table below shows, at December 31, 2005, commercial loan maturity and distribution between fixed and floating interest rates based upon the stated terms of the commercial loan agreements. The table does not include the impact of derivative instruments.

	Within		1-5	After 5
December 31, 2005 (in millions)	1 year	(a)	years	years	Total

U.S.:
Commercial and industrial	$36,898		$37,741	$9,958	$84,597
Commercial real estate	4,259		10,719	5,239	20,217
Financial institutions	8,578		2,989	1,692	13,259
Non-U.S.	19,469		11,084	7,490	38,043

Total commercial loans	$69,204		$62,533	$24,379	$156,116

Loans at fixed interest rates			$29,409	$11,955
Loans at variable interest rates			33,124	12,424

Total commercial loans			$62,533	$24,379

(a)	Includes demand loans and overdrafts.

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
For a further discussion of JPMorgan Chase’s cross-border exposure based on management’s view of this exposure, see Country exposure on page 70.

Cross-border outstandings exceeding 0.75% of total assets

							Net local	Total				Total
							country	direct				cross-border
(in millions)	At December 31,		Governments	Banks	Other	(b)	assets	exposure	(c)	Commitments	(d)	exposure

U.K.	2005		$1,108	$16,782	$9,893		$—	$27,783		$146,854		$174,637
	2004		1,531	23,421	24,357		—	49,309		102,770		152,079
	2003	(a)	1,111	3,758	11,839		—	16,708		35,983		52,691

Germany	2005		$26,959	$8,462	$10,579		$—	$46,000		$89,112		$135,112
	2004		28,114	10,547	9,759		509	48,929		47,268		96,197
	2003	(a)	14,741	12,353	4,383		—	31,477		31,332		62,809

France	2005		$8,346	$7,890	$7,717		$305	$24,258		$75,577		$99,835
	2004		3,315	15,178	11,790		2,082	32,365		33,724		66,089
	2003	(a)	2,311	3,788	6,070		599	12,768		22,385		35,153

Italy	2005		$14,193	$4,053	$5,264		$308	$23,818		$36,688		$60,506
	2004		12,431	5,589	6,911		180	25,111		14,895		40,006
	2003	(a)	9,336	3,743	2,570		818	16,467		10,738		27,205

Netherlands	2005		$2,918	$2,330	$11,410		$—	$16,658		$36,584		$53,242
	2004		1,563	4,656	13,302		—	19,521		16,985		36,506
	2003	(a)	4,571	3,997	11,152		—	19,720		11,689		31,409

Spain	2005		$2,876	$3,108	$2,455		$733	$9,172		$24,000		$33,172
	2004		4,224	3,781	5,276		659	13,940		11,087		25,027
	2003	(a)	1,365	1,909	2,964		—	6,238		7,301		13,539

Japan	2005		$2,474	$3,008	$1,167		$—	$6,649		$20,801		$27,450
	2004		25,349	3,869	5,765		—	34,983		23,582		58,565
	2003	(a)	8,902	510	2,358		—	11,770		13,474		25,244

Switzerland	2005		$207	$2,873	$3,471		$—	$6,551		$18,794		$25,345
	2004		327	4,131	5,184		311	9,953		7,807		17,760
	2003	(a)	370	4,630	2,201		320	7,521		4,993		12,514

Luxembourg	2005		$1,326	$2,484	$9,082		$—	$12,892		$7,625		$20,517
	2004		397	5,000	9,690		—	15,087		1,721		16,808
	2003	(a)	774	718	8,336		—	9,828		1,007		10,835

Belgium	2005		$2,350	$1,268	$1,893		$—	$5,511		$1,481		$6,992
	2004		2,899	3,177	3,075		—	9,151		1,254		10,405
	2003	(a)	1,426	474	1,096		—	2,996		1,072		4,068

(a)	Heritage JPMorgan Chase only.
(b)	Consists primarily of commercial and industrial.
(c)	Exposure includes loans and accrued interest receivable, interest-bearing deposits with banks, acceptances, resale agreements, other monetary assets, cross-border trading debt and equity instruments, mark-to-market exposure of foreign exchange and derivative contracts and local country assets, net of local country liabilities. The amounts associated with foreign exchange and derivative contracts are presented after taking into account the impact of legally enforceable master netting agreements.
(d)	Commitments include outstanding letters of credit, undrawn commitments to extend credit and credit derivatives.
JPMorgan Chase’s total cross-border exposure tends to fluctuate greatly, and the amount of exposure at year-end tends to be a function of timing rather than representing a consistent trend.

Risk elements
The following table sets forth nonperforming assets and contractually past-due assets at the dates indicated:

December 31, (in millions)	2005	2004	2003	(d)	2002	(d)	2001	(d)

Nonperforming assets
U.S. nonperforming loans:(a)
Commercial and industrial	$818	$1,175	$1,060		$1,769		$1,186
Commercial real estate	234	326	31		48		131
Financial institutions	1	1	1		258		33
Consumer	1,117	895	542		544		537

Total U.S. nonperforming loans	2,170	2,397	1,634		2,619		1,887
Non-U.S. nonperforming loans:(a)
Commercial and industrial	135	288	909		1,566		679
Commercial real estate	12	13	13		11		9
Financial institutions	25	43	25		36		23
Non-U.S. governments	—	—	—		—		11
Consumer	1	2	3		2		4

Total non-U.S. nonperforming loans	173	346	950		1,615		726

Total nonperforming loans	2,343	2,743	2,584		4,234		2,613

Derivative receivables	50	241	253		289		1,300
Other receivables	—	—	108		108		—
Assets acquired in loan satisfactions	197	247	216		190		124

Total nonperforming assets(b)	$2,590	$3,231	$3,161		$4,821		$4,037

Contractually past-due assets(c)

U.S. loans:
Commercial and industrial	$75	$34	$41		$57		$11
Commercial real estate	7	—	—		—		19
Consumer	1,046	970	269		473		484

Total U.S. loans	1,128	1,004	310		530		514
Non-U.S. loans
Commercial and industrial	—	2	5		—		5
Consumer	—	—	—		—		2

Total non-U.S. loans	—	2	5		—		7

Total	$1,128	$1,006	$315		$530		$521

(a)	All nonperforming loans are accounted for on a nonaccrual basis. There were no nonperforming renegotiated loans. Renegotiated loans are those for which concessions, such as the reduction of interest rates or the deferral of interest or principal payments, have been granted as a result of a deterioration in the borrowers’ financial condition.
(b)	Excludes wholesale purchased held-for-sale (“HFS”) loans purchased as part of the Investment Bank’s proprietary activities.
(c)	Represents accruing loans past-due 90 days or more as to principal and interest, which are not characterized as nonperforming loans.
(d)	Heritage JPMorgan Chase only.
For a discussion of nonperforming loans and past-due loan accounting policies, see Credit risk management on pages 63–74, and Note 11 on pages 106–107.
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

Year ended December 31, (in millions)(a)	2005	2004	2003

U.S.:
Gross amount of interest that would have been recorded at the original rate	$170	$124	$86
Interest that was recognized in income	(30)	(8)	(5)

Negative impact – U.S.	140	116	81

Non-U.S.:

Gross amount of interest that would have been recorded at the original rate	11	36	58
Interest that was recognized in income	(4)	—	—

Negative impact – non-U.S.	7	36	58

Total negative impact on interest income	$147	$152	$139

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.

Summary of loan and lending-related commitments loss experience
The tables below summarize the changes in the Allowance for loan losses and the Allowance for lending-related commitments, respectively, during the periods indicated. For a further discussion, see Allowance for credit losses on pages 73–74, and Note 12 on pages 107–108.
Allowance for loan losses

Year ended December 31, (in millions)(a)	2005	2004	2003	2002	2001

Balance at beginning of year	$7,320	$4,523	$5,350	$4,524	$3,665
Addition resulting from the Merger, July 1, 2004	—	3,123	—	—	—
Provision for loan losses	3,575	2,883	1,579	4,039	3,185
U.S. charge-offs
Commercial and industrial	(456)	(483)	(668)	(967)	(852)
Commercial real estate	(36)	(17)	(2)	(5)	(7)
Financial institutions	—	(8)	(5)	(19)	(35)
Consumer	(4,334)	(3,079)	(1,646)	(2,070)	(1,485)

Total U.S. charge-offs	(4,826)	(3,587)	(2,321)	(3,061)	(2,379)

Non-U.S. charge-offs
Commercial and industrial	(33)	(211)	(470)	(955)	(192)
Financial institutions	(1)	(6)	(26)	(43)	(1)
Non-U.S. governments	—	—	—	—	(9)
Consumer	(9)	(1)	(1)	(1)	(1)

Total non-U.S. charge-offs	(43)	(218)	(497)	(999)	(203)

Total charge-offs	(4,869)	(3,805)	(2,818)	(4,060)	(2,582)

U.S. recoveries
Commercial and industrial	202	202	167	45	56
Commercial real estate	10	20	5	24	9
Financial institutions	3	8	5	1	12
Consumer	668	319	191	276	132

Total U.S. recoveries	883	549	368	346	209

Non-U.S. recoveries
Commercial and industrial	144	124	155	36	30
Financial institutions	20	32	23	1	7
Non-U.S. governments	—	—	—	1	—
Consumer	3	1	—	—	1

Total non-U.S. recoveries	167	157	178	38	38

Total recoveries	1,050	706	546	384	247

Net charge-offs	(3,819)	(3,099)	(2,272)	(3,676)	(2,335)

Allowance related to purchased portfolios	17	—	—	460	—
Other(b)	(3)	(110)	(134)	3	9

Balance at year-end	$7,090	$7,320	$4,523	$5,350	$4,524

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All periods prior to 2004 reflect the results of heritage JPMorgan Chase only.
(b)	Primarily relates to the transfer of the allowance for accrued interest and fees on reported and securitized credit card loans in 2004 and 2003.
Allowance for lending-related commitments

Year ended December 31, (in millions)(a)	2005	2004	2003	2002	2001

Balance at beginning of year	$492	$324	$363	$282	$283
Addition resulting from the Merger, July 1, 2004	—	508	—	—	—
Provision for lending-related commitments	(92)	(339)	(39)	292	(3)
U.S. charge-offs – commercial and industrial	—	—	—	(212)	—

Total charge-offs	—	—	—	(212)	—

Non-U.S. recoveries – commercial and industrial	—	—	—	—	3

Total recoveries	—	—	—	—	3

Net charge-offs	—	—	—	(212)	3

Other	—	(1)	—	1	(1)

Balance at year-end	$400	$492	$324	$363	$282

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All periods prior to 2004 reflect the results of heritage JPMorgan Chase only.

Loan loss analysis

Year ended December 31, (in millions, except ratios)(a)	2005	2004	2003	2002	2001

Balances
Loans – average	$410,114	$308,450	$220,692	$211,432	$219,843
Loans – year-end	419,148	402,114	214,766	216,364	217,444
Net charge-offs(b)	3,819	3,099	2,272	3,676	2,335
Allowance for loan losses:
U.S.	6,642	6,617	3,677	4,122	3,743
Non-U.S.	448	703	846	1,228	781

Total allowance for loan losses	7,090	7,320	4,523	5,350	4,524

Nonperforming loans	2,343	2,743	2,584	4,234	2,613

Ratios
Net charge-offs to:
Loans – average(c)	1.00%	1.08%	1.19%	1.90%	1.13%
Allowance for loan losses	53.86	42.34	50.23	68.71	51.61
Allowance for loan losses to:
Loans – year-end (c)	1.84	1.94	2.33	2.80	2.25
Nonperforming loans(c)	321	268	180	128	181

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. All periods prior to 2004 reflect the results of heritage JPMorgan Chase only.
(b)	Excludes net charge-offs (recoveries) on lending-related commitments of $212 million and $(3) million in 2002 and 2001, respectively. There were no net charge-offs (recoveries) on lending-related commitments in 2005, 2004 or 2003.
(c)	Excludes loans held for sale.
Deposits
The following table provides a summary of the average balances and average interest rates of JPMorgan Chase’s various deposits for the years indicated:

	Average balances(a)			Average interest rates(a)
(in millions, except interest rates)	2005	2004	2003	2005	2004	2003

U.S.:
Noninterest-bearing demand	$43,692	$31,733	$22,289	—%	—%	—%
Interest-bearing demand	13,620	11,040	4,859	2.69	1.31	1.22
Savings	239,772	176,850	104,863	1.57	0.80	0.75
Time	98,063	73,757	55,911	2.61	1.54	1.51

Total U.S. deposits	395,147	293,380	187,922	1.69	0.92	0.90

Non-U.S.:
Noninterest-bearing demand	6,237	6,479	6,561	—	—	—
Interest-bearing demand	70,403	56,870	66,460	2.94	1.62	1.63
Savings	549	746	607	0.36	0.11	0.15
Time	52,650	53,539	43,735	2.93	1.88	1.90

Total non-U.S. deposits(b)	129,839	117,634	117,363	2.78	1.64	1.63

Total deposits	$524,986	$411,014	$305,285	1.96%	1.13%	1.18%

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.
(b)	The majority of non-U.S. deposits were in denominations of $100,000 or more.
At December 31, 2005, other U.S. time deposits in denominations of $100,000 or more totaled $63 billion, substantially all of which mature in three months or less. In addition, the table below presents the maturities for U.S. time certificates of deposit in denominations of $100,000 or more:

	3 months	Over 3 months	Over 6 months	Over
By remaining maturity at December 31, 2005 (in millions)	or less	but within 6 months	but within 12 months	12 months	Total

U.S. time certificates of deposit ($100,000 or more)	$ 8,980	$ 2,200	$ 3,474	$ 3,008	$ 17,662

Short-term and other borrowed funds
The following table provides a summary of JPMorgan Chase’s short-term and other borrowed funds for the years indicated:

(in millions, except rates)	2005	2004 (a)	2003 (a)

Federal funds purchased and securities sold under repurchase agreements:
Balance at year-end	$ 125,925	$ 127,787	$ 113,466
Average daily balance during the year	155,010	155,665	161,020
Maximum month-end balance	177,144	168,257	205,955
Weighted-average rate at December 31	3.26%	2.15%	1.17%
Weighted-average rate during the year	2.75	1.49	1.37

Commercial paper:
Balance at year-end	$ 13,863	$ 12,605	$ 14,284
Average daily balance during the year	14,450	12,699	13,387
Maximum month-end balance	18,077	15,300	15,769
Weighted-average rate at December 31	3.62%	1.98%	0.98%
Weighted-average rate during the year	2.81	1.03	1.13

Other borrowed funds:(b)
Balance at year-end	$ 104,636	$ 96,981	$ 87,147
Average daily balance during the year	106,186	83,721	69,703
Maximum month-end balance	120,051	99,689	95,690
Weighted-average rate at December 31	4.51%	3.81%	4.47%
Weighted-average rate during the year	4.58	4.56	5.05

FIN 46 short-term beneficial interests:(c)

Commercial paper:
Balance at year-end	$ 35,161	$ 38,519	$ 6,321
Average daily balance during the year	34,439	19,472	6,185
Maximum month-end balance	35,676	38,519	12,007
Weighted-average rate at December 31	2.69%	2.23%	0.88%
Weighted-average rate during the year	3.07	1.80	1.11

Other borrowed funds:
Balance at year-end	$ 4,682	$ 3,149	$ 3,545
Average daily balance during the year	3,569	3,219	2,048
Maximum month-end balance	5,568	3,447	3,545
Weighted-average rate at December 31	1.92%	1.93%	2.26%
Weighted-average rate during the year	2.13	1.10	0.83

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.
(b)	Includes securities sold but not yet purchased.
(c)	Included on the Consolidated balance sheets in Beneficial interests issued by consolidated variable interest entities. VIEs had unused commitments to borrow an additional $4.1 billion and $4.2 billion at December 31, 2005 and 2004, respectively, for general liquidity purposes.

Federal funds purchased represents overnight funds. Securities sold under repurchase agreements generally mature between one day and three months. Commercial paper generally is issued in amounts not less than $100,000 and with maturities of 270 days or less. Other borrowed funds consist of demand notes, term federal funds purchased and various other borrowings that generally have maturities of one year or less. At December 31, 2005, JPMorgan Chase had no lines of credit for general corporate purposes.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

JPMorgan Chase & Co. (Registrant)

By:	/s/ WILLIAM B. HARRISON, JR.

(William B. Harrison, Jr. Chairman of the Board)

By:	/s/ JAMES DIMON

(James Dimon President and Chief Executive Officer)

Date: March 8, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the date indicated. JPMorgan Chase does not exercise the power of attorney to sign on behalf of any Director.

	Capacity	Date

/s/ WILLIAM B. HARRISON, JR.	Director and Chairman of the Board

(William B. Harrison, Jr.)

/s/ JAMES DIMON	Director, President and Chief Executive Officer

(James Dimon)	(Principal Executive Officer)

/s/ HANS W. BECHERER	Director

(Hans W. Becherer)

/s/ JOHN H. BIGGS	Director

(John H. Biggs)		March 8, 2006

/s/ LAWRENCE A. BOSSIDY	Director

(Lawrence A. Bossidy)

/s/ STEPHEN B. BURKE	Director

(Stephen B. Burke)

/s/ JAMES S. CROWN	Director

(James S. Crown)

/s/ ELLEN V. FUTTER	Director

(Ellen V. Futter)

	Capacity	Date

/s/ WILLIAM H. GRAY, III	Director

(William H. Gray, III)

/s/ LABAN P. JACKSON, JR.	Director

(Laban P. Jackson, Jr.)

/s/ JOHN W. KESSLER	Director

(John W. Kessler)

/s/ ROBERT I. LIPP	Director

(Robert I. Lipp)

/s/ RICHARD A. MANOOGIAN	Director

(Richard A. Manoogian)		March 8, 2006

/s/ DAVID C. NOVAK	Director

(David C. Novak)

/s/ LEE R. RAYMOND	Director

(Lee R. Raymond)

/s/ WILLIAM C. WELDON	Director

(William C. Weldon)

/s/ MICHAEL J. CAVANAGH	Executive Vice President

(Michael J. Cavanagh)	and Chief Financial Officer
(Principal Financial Officer)

/s/ JOSEPH L. SCLAFANI	Executive Vice President and Controller

(Joseph L. Sclafani)	(Principal Accounting Officer)