Form 10-Q
period 2006-03-31
J P MORGAN CHASE & CO
filed 2006-05-08
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10–Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006	Commission file number 1-5805
JPMORGAN CHASE & CO.
(Exact name of registrant as specified in its charter)

Delaware	13-2624428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

270 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)
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
☒ Yes    ☐ No
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No

Number of shares of common stock outstanding as of April 30, 2006: 3,474,553,532

FORM 10–Q

JPMORGAN CHASE & CO.
CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)
(in millions, except per share, headcount and ratio data)
As of or for the period ended	1Q06	4Q05	3Q05	2Q05	1Q05

Selected income statement data
Noninterest revenue	$10,176	$8,925	$9,613	$7,742	$8,422
Net interest income	5,060	4,753	4,852	5,001	5,225

Total net revenue	15,236	13,678	14,465	12,743	13,647
Provision for credit losses	831	1,224	1,245 (f)	587	427
Noninterest expense	9,752	8,535	9,464	10,899	9,937

Income before income tax expense	4,653	3,919	3,756	1,257	3,283
Income tax expense	1,572	1,221	1,229	263	1,019

Net income	$3,081	$2,698	$2,527	$994	$2,264

Per common share
Net income per share: Basic	$0.89	$0.78	$0.72	$0.28	$0.64
Diluted	0.86	0.76	0.71	0.28	0.63
Cash dividends declared per share	0.34	0.34	0.34	0.34	0.34
Book value per share	31.19	30.71	30.26	29.95	29.78

Common shares outstanding
Average: Basic	3,473	3,472	3,485	3,493	3,518
Diluted	3,571	3,564	3,548	3,548	3,570
Common shares at period-end	3,473	3,487	3,503	3,514	3,525

Selected ratios
Return on common equity (“ROE”)(a)	12%	10%	9%	4%	9%
Return on assets (“ROA”)(a)(b)	1.00	0.89	0.84	0.34	0.79
Tier 1 capital ratio	8.5	8.5	8.2	8.2	8.6
Total capital ratio	12.1	12.0	11.3	11.3	11.9
Tier 1 leverage ratio	6.1	6.3	6.2	6.2	6.3

Selected balance sheet data (period-end)
Total assets	$1,273,282	$1,198,942	$1,203,033	$1,171,283	$1,178,305
Securities	67,126	47,600	68,697	58,573	75,251
Loans	432,081	419,148	420,504	416,025	402,669
Deposits	584,465	554,991	535,123	534,640	531,379
Long-term debt	112,133	108,357	101,853	101,182	99,329
Common stockholders’ equity	108,337	107,072	105,996	105,246	105,001
Total stockholders’ equity	108,337	107,211	106,135	105,385	105,340

Credit quality metrics
Allowance for credit losses	$7,659	$7,490	$7,615	$7,233	$7,423
Nonperforming assets(c)	2,348	2,590	2,839	2,832	2,949
Allowance for loan losses to total loans(d)	1.83%	1.84%	1.86%	1.76%	1.82%
Net charge-offs	$668	$1,360	$870	$773	$816
Net charge-off rate(a)(d)	0.69%	1.39%	0.89%	0.82%	0.88%
Wholesale net charge-off (recovery) rate(a)(d)	(0.06)	0.07	(0.12)	(0.16)	(0.03)
Managed card net charge-off rate(a)	2.99	6.39	4.70	4.87	4.83

Headcount	170,787	168,847	168,955	168,708	164,381

Share price(e)
High	$42.43	$40.56	$35.95	$36.50	$39.69
Low	37.88	32.92	33.31	33.35	34.32
Close	41.64	39.69	33.93	35.32	34.60

(a)	Based upon annualized amounts.

(b)	Represents Net income divided by Total average assets.

(c)	Excludes wholesale held-for-sale (“HFS”) loans purchased as part of the Investment Bank’s proprietary activities.

(d)	Excluded from the allowance coverage ratios were end-of-period loans held-for-sale; and excluded from the net charge-off rates were average loans held-for-sale.

(e)
JPMorgan Chase’s common stock is listed and traded on the New York Stock Exchange, the London Stock Exchange Limited and the Tokyo Stock Exchange. The high, low and closing prices of JPMorgan Chase’s common stock are from The New York Stock Exchange Composite Transaction Tape.

(f)	Third-quarter 2005 includes a $400 million special provision related to Hurricane Katrina.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Form 10–Q provides management’s discussion and analysis (“MD&A”) of the financial condition and results of operations for JPMorgan Chase & Co. See the Glossary of terms on pages 88–89 for definitions of terms used throughout this Form 10–Q. The MD&A included in this Form 10–Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause JPMorgan Chase’s results to differ materially from those set forth in such forward-looking statements. See Forward-looking statements on page 92 of this Form 10–Q.
INTRODUCTION
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States, with $1.3 trillion in assets, $108 billion in stockholders’ equity and operations worldwide. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing, asset and wealth management and private equity. Under the JPMorgan and Chase brands, the Firm serves millions of customers in the United States and many of the world’s most prominent corporate, institutional and government clients.
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
JPMorgan Chase’s activities are organized, for management reporting purposes, into six business segments, as well as Corporate. The Firm’s wholesale businesses comprise the Investment Bank, Commercial Banking, Treasury & Securities Services and Asset & Wealth Management segments. The Firm’s consumer businesses comprise the Retail Financial Services and Card Services segments. A description of the Firm’s business segments, and the products and services they provide to their respective client bases, follows.
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
Retail Financial Services
Retail Financial Services (“RFS”) realigned its business reporting segments on January 1, 2006, into Regional Banking, Mortgage Banking and Auto Finance. Regional Banking offers one of the largest branch networks in the United States, covering 17 states with 2,638 branches and 7,400 automated teller machines (“ATMs”). Regional Banking distributes, through its network, a variety of products including checking, savings and time deposit accounts; home equity, residential mortgage, small business banking, and education loans; mutual fund and annuity investments; and on-line banking services. Mortgage Banking is a leading provider of mortgage loan products and is one of the largest originators and servicers of home mortgages. Auto Finance is the largest noncaptive originator of automobile loans, primarily through a network of automotive dealers across the United States. The Firm has announced an agreement to acquire the consumer, small-business and middle-market banking businesses of The Bank of New York Company (“The Bank of New York”) in exchange for certain portions of the Firm’s corporate trust business.
Card Services
Card Services (“CS”) is one of the largest issuers of credit cards in the United States, with more than 112 million cards in circulation. CS offers a wide variety of cards to satisfy the needs of individual consumers, small businesses and partner organizations. The Chase Paymentech Solutions, LLC joint venture is the largest processor of MasterCard® and Visa® payments in the world.
Commercial Banking
Commercial Banking (“CB”) serves more than 25,000 clients, including corporations, municipalities, financial institutions and not-for-profit entities, with annual revenues generally ranging from $10 million to $2 billion. While most Middle Market clients are located within the RFS footprint, CB also serves larger corporations, as well as local governments and financial institutions on a national basis. CB is a market leader with superior client penetration across the businesses it serves. Local market presence, coupled with industry expertise and excellent client service and risk management, enables CB to offer superior financial advice. Partnership with other JPMorgan Chase businesses positions CB to deliver broad product capabilities – including lending, treasury services, investment banking, and asset and wealth management – in order to meet its clients’ financial needs.

Treasury & Securities Services
Treasury & Securities Services (“TSS”) is a global leader in providing transaction, investment and information services to support the needs of corporations, issuers and institutional investors worldwide. TSS is one of the largest cash management providers in the world and a leading global custodian. The Treasury Services (“TS”) business provides a variety of cash management products, trade finance and logistics solutions, wholesale card products, and short-term liquidity management tools. TS partners with the CB, Regional Banking and Asset & Wealth Management businesses to serve clients firmwide. As a result, certain TS revenues are included in other segments’ results. As previously announced, TSS reorganized the Investor Services and Institutional Trust Services businesses into a single business called Worldwide Securities Services (“WSS”). The WSS business provides: safekeeping, valuing, clearing and servicing of securities and portfolios for investors and broker-dealers; trustee and agent services; and management of American Depositary Receipt programs. The Firm has announced an agreement to acquire the consumer, small-business and middle-market banking businesses of The Bank of New York in exchange for certain portions of the Firm’s corporate trust business. For a description of the transaction, see Other Business Events below.
Asset & Wealth Management
Asset & Wealth Management (“AWM”) provides investment advice and management for institutions and individuals. With $1.2 trillion of Assets under supervision, AWM is one of the largest asset and wealth managers in the world. AWM serves four distinct client groups through three businesses: institutions through JPMorgan Asset Management; ultra-high-net-worth clients through the Private Bank; high-net-worth clients through Private Client Services; and retail clients through JPMorgan Asset Management. The majority of AWM’s client assets are in actively managed portfolios. AWM has global investment expertise in equities, fixed income, real estate, hedge funds, private equity and liquidity, including both money market instruments and bank deposits. AWM also provides trust and estate services to ultra-high-net-worth and high-net-worth clients and retirement services for corporations and individuals.
OTHER BUSINESS EVENTS
IPO allocation litigation
On April 19, 2006, JPMorgan Securities Inc. (“JPMSI”) entered into a Memorandum of Understanding (the “MOU”) with plaintiffs’ executive committees in the consolidated IPO securities cases and the consolidated IPO antitrust cases. The MOU is an agreement in principle to settle these class action lawsuits for $425 million. The MOU is subject to approval by the plaintiffs in each of the cases and by the district court judges presiding over the respective lawsuits. The settlement would not have a material adverse impact on the Firm’s financial results. See Part II Other Information, Item 1 Legal Proceedings on page 93 of this Form 10–Q for additional information.
Acquisition of the consumer, small-business and middle-market banking businesses of The Bank of New York in exchange for certain portions of the corporate trust business
On April 8, 2006, JPMorgan Chase announced an agreement to acquire The Bank of New York’s consumer, small-business and middle-market banking businesses in exchange for certain portions of the Firm’s corporate trust business plus a cash payment of $150 million. The Bank of New York businesses being acquired are valued at a premium of $2.30 billion; certain portions of the Firm’s corporate trust business being sold are valued at a premium of $2.15 billion. The Firm may also make a future payment to The Bank of New York of up to $50 million depending on the number of new account openings at the Firm’s retail branches. The transaction has been approved by both companies’ boards of directors and is subject to regulatory approvals. It is expected to close in late third quarter or the fourth quarter of 2006.
Acquisition of Kohl’s private label credit card portfolio
On March 5, 2006, JPMorgan Chase entered into an agreement with Kohl’s Corporation (“Kohl’s”) to acquire $1.6 billion of Kohl’s private label credit card receivables and 13 million accounts. The transaction was completed on April 21, 2006. JPMorgan Chase and Kohl’s have also entered into an agreement under which JPMorgan Chase will offer private-label credit cards to both new and existing Kohl’s customers.
Collegiate Funding Services
On March 1, 2006, JPMorgan Chase acquired, for approximately $663 million, Collegiate Funding Services, a leader in education loan servicing and consolidation. This acquisition included $6 billion of education loans and enables the Firm to create a comprehensive education finance business.
Acquisition of certain operations from Paloma Partners
On March 1, 2006, JPMorgan Chase acquired the middle and back office operations of Paloma Partners Management Company (“Paloma”), which is part of a privately-owned investment fund management group based in Greenwich, CT. The parties have also entered into a multi-year contract pursuant to which JPMorgan Chase will provide daily operational services to Paloma. The acquired operations will be combined with JPMorgan Chase’s current hedge fund administration unit, JPMorgan Tranaut.

JPMorgan and Fidelity Brokerage Company
On February 28, 2006, the Firm announced a strategic alliance with Fidelity Brokerage to become the exclusive provider of new issue equity securities and the primary provider of fixed income products to Fidelity’s brokerage clients and retail customers, effectively expanding the Firm’s existing distribution platform.
Sale of insurance underwriting business
On February 7, 2006, JPMorgan Chase announced that it had agreed to sell its life insurance and annuity underwriting businesses to Protective Life Corporation for a cash purchase price of approximately $1.2 billion. The sale, which includes both the heritage Chase insurance business and the life business that Bank One had bought from Zurich Insurance in 2003, is subject to normal regulatory approvals and is expected to close in the third quarter of 2006. JPMorgan Chase anticipates the transaction will have no material impact on earnings.
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
Business overview
The Firm reported 2006 first-quarter net income of $3.1 billion, or $0.86 per share, compared with net income of $2.3 billion, or $0.63 per share, for the first quarter of 2005. Return on common equity for the quarter was 12% compared with 9% in the prior year. The comparison with the prior year benefited from the absence of a charge of $558 million after-tax, or $0.15 per share, related to settlement of the Firm’s WorldCom litigation, which occurred in the first quarter of 2005. Results for the current quarter included $44 million of after-tax merger charges, or $0.01 per share, compared with $90 million, or $0.03 per share, in the first quarter of 2005.
Net income for the first quarter of 2006 also included incremental expense of $459 million (pre-tax) related to the adoption of Statement of Financial Accounting Standards No. 123 (Revised 2004) (“Share-Based Payment”), as of January 1, 2006, under the modified prospective method. The $459 million of incremental expense was allocated to the business segments as follows: Investment Bank – $256 million; Retail Financial Services – $17 million; Card Services – $4 million; Commercial Banking – $29 million; Treasury & Securities Services – $25 million; Asset & Wealth Management – $71 million; and Corporate – $57 million.
On April 8, 2006, the Firm announced an agreement to acquire The Bank of New York’s consumer, small-business and middle-market banking businesses in exchange for certain portions of the Firm’s corporate trust business plus a cash payment of $150 million. The transaction will add 338 branches, 400 ATMs, and approximately 600,000 households, 100,000 businesses, $15 billion in deposits and $8 billion of loans to the Firm’s New York City/Tri-State franchise. The transaction is subject to regulatory approvals and is expected to close late in the third quarter or during the fourth quarter of 2006.
Global economic and market conditions affected the performance of each of the Firm’s businesses. In the first quarter of 2006, both the global and U.S. economies continued to grow steadily, and the capital market environment remained favorable. First quarter growth in the U.S. economy was boosted by recovery from last fall’s hurricane disruptions, although growth appeared to be moderating as the quarter ended. The U.S. economy experienced a continued rise in interest rates driven by improving global economic prospects, resulting in two quarter-point increases in the federal funds rate, from 4.25% to 4.75%; at the same time the yield curve remained relatively flat. Equity markets, both domestic and international, enjoyed positive returns versus the prior quarter and prior year.
The discussion that follows highlights the performance of each business segment during the first quarter of 2006 with the comparable period in the prior year, unless otherwise noted.
The Investment Bank achieved record quarterly revenues driven by record Equity Markets revenue and strong investment banking fees and Fixed Income Markets revenue, which benefited from strength in global capital markets activity and continuing investments in strategic initiatives. However, net income declined due to an increase in the provision for credit losses and higher compensation expense. Record Equity Markets revenue was driven by record trading and strong commissions across all regions. Fixed Income Markets revenue, although strong, was lower than the prior year due to weaker results in commodities and rates markets, partially offset by stronger results in emerging markets, currencies and credit markets. Investment banking fees were higher than the prior year due to strong growth in advisory fees and record loan syndication revenue. The higher level of provision for credit losses reflected increased loan balances; credit quality remained stable. Expense increased due primarily to higher incentive compensation, reflecting improved performance, and the incremental expense related to the adoption of SFAS 123R.
Retail Financial Services’ net income declined due to lower Mortgage Banking performance and continued spread compression on deposits and home equity loans in Regional Banking. Partially offsetting these lower results were growth in deposit and loan balances. Credit quality remained favorable in all loan portfolios, which led to a decline in the provision for credit losses. Expense increased due to the ongoing investment in retail distribution, partially offset by merger-related expense savings and other efficiencies. The underlying business drivers benefited from the continuing investment in the retail distribution network and the overall strength of the U.S. economy, both of which contributed to increases in checking accounts, deposits, loans, and improved cross-selling of credit cards, mortgages and investment products. During the quarter the acquisition of Collegiate Funding Services was completed, adding $6 billion of education finance loans and providing a loan servicing capability.
Card Services net income increased, primarily due to lower bankruptcy-related losses following the new bankruptcy legislation that became effective in the fourth quarter of 2005. Net income also benefited from lower credit losses (excluding the impact of the bankruptcy legislation), merger savings and higher managed loan balances, including the acquisition of the Sears Canada credit card business. These benefits were offset partially by narrower loan spreads and higher marketing expense. Both Total net revenue and Noninterest expense were lower due to the restructuring and related deconsolidation of Paymentech in the fourth quarter of 2005.
Commercial Banking net income benefited from higher revenues, primarily offset by higher expense and an increased provision for credit losses, while credit quality remained stable. Revenues increased due to wider spreads and higher volume related to liability balances and increased loan balances, partially offset by narrower loan spreads reflecting continued competitive pressure. Expense increased primarily due to the incremental expense related to the adoption of SFAS 123R.
Treasury & Securities Services net income increased significantly benefiting from higher revenue, partially offset by increased expense. Revenue growth reflected business growth and wider spreads on liability balances, which both benefited from global economic strength and stronger capital market activity. The increase in expense was due to higher compensation expense related to business growth and the incremental expense due to the adoption of SFAS 123R.
Asset & Wealth Management net income benefited from increased revenue, partially offset by higher expense. Revenue growth was driven by net asset inflows, mainly in equity-related and liquidity products, and by asset appreciation, benefiting from strength in global equity markets and improved investment performance. These factors also lead to increased levels of assets under supervision and assets under management. The increase in expense was due to the incremental expense related to the adoption of SFAS 123R and higher performance-based compensation.
Corporate segment net loss improved due to higher revenue and lower expense. The increase in revenue was driven primarily by lower Treasury securities portfolio losses and improved Treasury net interest spread. These benefits were offset partially by lower private equity gains. Expense benefited from the absence of the WorldCom litigation settlement in the first quarter of 2005, lower merger-related costs and increased merger-related savings and other efficiencies. These benefits were partially offset by the incremental expense related to the adoption of SFAS 123R.
During the quarter ended March 31, 2006, approximately $580 million (pre-tax) of merger savings were realized, which is an annualized rate of approximately $2.3 billion. Management estimates that annualized savings will be approximately $2.8 billion by the end of 2006. Merger costs of $71 million were expensed during the first quarter of 2006, bringing the total amount expensed, since the merger announcement, to $2.2 billion. Management continues to estimate remaining merger costs of $800 million to $1.3 billion, which are expected to be expensed during the remainder of 2006 and 2007.
The Firm had, at March 31, 2006, total stockholders’ equity of $108 billion and a Tier 1 capital ratio of 8.5%. The Firm purchased $1.3 billion, or 31.8 million shares, of common stock during the quarter.
Business outlook
The following forward-looking statements are based upon the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause JPMorgan Chase’s results to differ materially from those set forth in such forward-looking statements.
The performance of the Firm’s capital markets and wholesale businesses are affected by overall global economic growth and by financial market movements and activity levels. The Investment Bank enters the second quarter of 2006 with a strong fee pipeline. Market conditions can impact trading results, which are difficult to predict. The Investment Bank remains focused on new product expansion initiatives, which are intended to promote growth and reduce volatility in trading results over time.
In the consumer businesses, the relatively flat yield curve and continuing increase in interest rates has put pressure on deposit and loan spreads. During the first quarter of 2006 the deposit spread compression began to abate.
The Corporate segment includes Private Equity, Treasury and Corporate Other support units. The revenue outlook for the Private Equity business is directly related to the strength of the equity markets and the performance of the underlying portfolio investments. If current market conditions persist, the Firm anticipates continued realization of private equity gains in 2006, but results can be volatile from quarter to quarter. The Firm remains on target for achieving improvement in Treasury net interest income and reduction of the net loss in Corporate Other.
Credit quality overall remains stable across the wholesale and consumer portfolios. However, management continues to anticipate higher credit losses over time. The managed provision for credit losses for Card Services is anticipated to increase in the second quarter of 2006 as compared with the first quarter of 2006, as the benefit of lower bankruptcy-related losses decreases. Excluding the bankruptcy-related impact, the underlying credit quality of the managed credit card portfolio was strong. During the second half of 2006, it is anticipated that the recently implemented FFIEC minimum payment rules will negatively affect both revenues and net charge-offs in Card Services, estimated by management to be approximately $500 million (split evenly between revenue and charge-offs).
CONSOLIDATED RESULTS OF OPERATIONS
The following section provides a comparative discussion of JPMorgan Chase’s consolidated results of operations on a reported basis. Factors that relate primarily to a single business segment are discussed in more detail within that business segment than they are in this consolidated section. For a discussion of the Critical accounting estimates used by the Firm that affect the Consolidated results of operations, see page 58 of this Form 10–Q and pages 81–83 of the JPMorgan Chase Annual Report on Form 10–K for the year ended December 31, 2005 (“2005 Annual Report”).
The following table presents the components of Total net revenue:

Total net revenue	Three months ended March 31,
(in millions)	2006	2005	Change

Investment banking fees	$1,169	$993	18%
Principal transactions	2,602	2,636	(1)
Lending & deposit related fees	841	820	3
Asset management, administration and commissions	2,973	2,498	19
Securities gains (losses)	(116)	(822)	86
Mortgage fees and related income	241	362	(33)
Credit card income	1,910	1,734	10
Other income	556	201	177

Noninterest revenue	10,176	8,422	21
Net interest income	5,060	5,225	(3)

Total net revenue	$15,236	$13,647	12%

Total net revenue for the first quarter of 2006 was up by $1.6 billion, or 12%, from the prior year. The increase was due primarily to lower Treasury security portfolio losses; increased trading revenue (within Principal transactions); higher Asset management, administration, and commissions revenues; and increased Other income, Credit card income, and Investment banking fees. Partially offsetting this growth were lower Private equity gains (within Principal transactions), a decline in Net interest income, and lower Mortgage Banking production and servicing income.
Investment banking fees of $1.2 billion were the highest since 2000, up 18% from the first quarter of 2005. Advisory fees were also the highest since 2000. Underwriting fees were up from the prior year driven by record loan syndication fees offset partially by lower bond underwriting fees. For a further discussion of Investment banking fees, which are primarily recorded in the IB, see the IB segment results on pages 14–16 of this Form 10–Q.
Effective January 1, 2006, Principal transactions is a new caption in the Consolidated income statements that combines Trading revenue (which includes physical commodities carried at the lower of cost or market), primarily in the Investment Bank, and Private equity gains (losses), primarily in the Private Equity business of Corporate. The prior period’s presentation of Trading revenue and Private equity gains (losses) have been reclassified to this new caption. The decline from last year in Principal transactions primarily reflected two large private equity gains that were realized in the prior year’s first quarter. The decline was partially offset by higher trading revenue as a result of record revenues in equity markets, along with strong fixed income markets results in emerging markets, currencies and credit markets. Fixed income trading results from commodities and rate markets were weaker than last year. For a further discussion of Principal transactions, see the IB and Corporate segment results on pages 14–16 and 33–34, respectively, of this Form 10–Q.
Lending & deposit related fees rose as a result of increased fee income on deposit-related products from growth in business volume. For a further discussion of deposit fees, which are partly recorded at RFS, see the RFS segment results on pages 17–22 of this Form 10–Q.
The increases in Asset management, administration and commissions revenue were due to growth in assets under management and custody, reflecting net asset inflows, mainly in equity-related and liquidity products, as well as global market value appreciation, new business, the acquisition of Vastera in the second quarter of 2005 and higher placement and performance fees. Commissions were higher due to increases in brokerage transaction volume across regions, partly offset by the sale of BrownCo. For additional information on these fees and commissions, see the segment discussions for the IB on pages 14–16, TSS on pages 28–29 and AWM on pages 30–32 of this Form 10–Q.
Securities gains (losses) significantly improved, primarily as a result of lower Treasury portfolio losses of $158 million in the first quarter of 2006, compared with losses of $902 million in the prior year period. For a further discussion of Securities gains (losses), which are primarily recorded in the Firm’s Treasury business, see the Corporate segment discussion on pages 33–34 of this Form 10–Q.

Mortgage fees and related income declined, primarily due to lower mortgage servicing and production income. Servicing income results were driven primarily by lower MSR risk management results, partially offset by increased revenue stemming from higher third-party loan servicing volume. Production income decreased, reflecting lower net gains on the sale of mortgages. For a discussion of Mortgage fees and related income, which is recorded primarily in RFS’s Mortgage Banking business, see the Mortgage Banking discussion on page 21 of this Form 10–Q.
Credit card income rose as a result of higher customer charge volume, which favorably affected interchange income, and servicing fees associated with growth in volume of securitized credit card receivables. These were partially offset by an increase in volume-driven payments to partners and higher expenses related to reward programs, as well as the impact of the deconsolidation of Paymentech. For a further discussion of Credit card income, see CS’s segment results on pages 23–25 of this Form 10–Q.
The increase in Other income reflected higher gains from loan workouts and loan sales, increased revenues from automobile operating leases, higher dividend and equity investment income and lower write-downs for loans transferred to held-for-sale. These increases were offset partly by a decrease in the net results of corporate and bank-owned life insurance policies.
Net interest income declined due to narrower spreads on trading assets, wholesale and consumer loans, as well as on consumer deposits. These decreases were offset partially by improvement in Treasury’s net interest spread and in the spreads on wholesale liability balances. In addition, higher balances related to wholesale and consumer loans and higher level of consumer deposits also contributed positively to Net interest income. The Firm’s total average interest-earning assets for the three months ended March 31, 2006, were $957 billion, up 7% from the first quarter of 2005, as a result of an increase in loans and other liquid earning assets, partially offset by a decline resulting from the repositioning of Treasury’s investment portfolio during 2005. The net interest yield on these assets, on a fully taxable-equivalent basis, was 2.17%, a decrease of 22 basis points from the prior year.
Provision for credit losses
The Provision for credit losses was $831 million, $404 million higher than the first quarter of 2005. The higher Provision for credit losses was primarily the result of a wholesale provision of $179 million compared with a benefit of $386 million in the prior year, reflecting loan growth in the Investment Bank. The wholesale loan net recovery rate was 0.06% for the quarter, an improvement from a net recovery rate of 0.03% in the prior year. The total consumer provision was $652 million, $161 million lower than the prior year, primarily due to lower bankruptcy-related net charge-offs in Card Services. For further information regarding the Provision for credit losses, see Credit Risk Management on page 54 of this Form 10–Q.
Noninterest expense
The following table presents the components of Noninterest expense:

	Three months ended March 31,
(in millions)	2006	2005	Change

Compensation expense	$5,600	$4,702	19%
Occupancy expense	602	525	15
Technology and communications expense	874	920	(5)
Professional & outside services	888	1,074	(17)
Marketing	519	483	7
Other expense(a)	834	1,705	(51)
Amortization of intangibles	364	383	(5)
Merger costs	71	145	(51)

Total Noninterest expense	$9,752	$9,937	(2)%

(a)
Includes insurance recovery relating to certain material litigation of $98 million recorded in the first quarter of 2006. In the first quarter of 2005, a litigation reserve charge of $900 million, relating to the settlement of WorldCom class action, was recorded.

Total Noninterest expense was $9.8 billion, down by $185 million, or 2%, from the prior year. The decrease was due primarily to lower Other expense and Professional & outside services, partially offset by an increase in Compensation expense. Excluding in the first quarter of this year both the incremental expense of $459 million from the adoption of SFAS 123R and $71 million of Merger costs, and excluding in the first quarter of last year both the material litigation charge of $900 million primarily related to WorldCom and $145 million of Merger costs, Noninterest expense would have been up by $330 million. The increase was driven by higher performance-based compensation, partially offset by merger savings.

Compensation expense rose as a result of $459 million of incremental expense related to the adoption of SFAS 123R, higher performance-based incentives and additional headcount in connection with investments in businesses. The increase was offset partially by ongoing efficiency improvements and merger-related savings throughout the Firm. For a detailed discussion of the adoption of SFAS 123R and employee stock-based incentives, see Note 6 on pages 68–71 of this Form 10–Q.
Higher Occupancy expense reflected investments in the retail distribution network, partly offset by operating efficiencies.
Professional & outside services were lower due to expense management initiatives, the settlement of several legal matters in 2005 and the Paymentech deconsolidation.
Marketing expense was higher, stemming from an increase in advertising for credit card and retail products.
Other expense was lower due to insurance recoveries relating to certain material litigation and expense management initiatives in 2006 and a material litigation charge of $900 million, primarily related to settlement costs of the WorldCom class action litigation, and a $40 million charge taken by RFS related to the dissolution of an education finance joint venture, both of which occurred in 2005. These items were partially offset by increased expense as a result of growth in business volume, including higher minority interest expense related to Cazenove and Highbridge.
For discussion of Amortization of intangibles and Merger costs, refer to Note 14 and Note 7 on pages 79–81 and 71, respectively, of this Form 10–Q.
Income tax expense
The Firm’s Income before income tax expense, Income tax expense and effective tax rate were as follows for each of the periods indicated:

Three months ended March 31,(in millions, except rate)	2006	2005

Income before income tax expense	$4,653	$3,283
Income tax expense	1,572	1,019
Effective tax rate	33.8%	31.0%

The increase in the effective tax rate was related to higher reported pre-tax income combined with changes in the proportion of income subject to federal, state and local taxes. Also contributing to the increase were the Merger costs and Litigation reserve charge in the first quarter of 2005, which reflected tax benefits at a 38% marginal tax rate.

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES

The Firm prepares its Consolidated financial statements using accounting principles generally accepted in the United States of America (“U.S. GAAP”); these financial statements appear on pages 60–63 of this Form 10–Q. That presentation, which is referred to as “reported basis,” provides the reader with an understanding of the Firm’s results that can be tracked consistently from year to year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.
In addition to analyzing the Firm’s results on a reported basis, management reviews the Firm’s and the lines’ of business results on a “managed” basis, which is a non-GAAP financial measure. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications that are adjusted to exclude credit card securitizations and present revenue on a fully taxable equivalent (“FTE”) basis. These adjustments do not have any impact on Net income as reported by the lines of business or by the Firm as a whole. Effective January 1, 2006, JPMorgan Chase’s presentation of “operating earnings” that excluded merger costs and material litigation reserve charges and recoveries from reported results has been eliminated. These items had been previously excluded from operating results because they were deemed non-recurring; they are now included in the Corporate business segment’s results. In addition, Trading-related net interest income is no longer reclassified from net interest income to trading revenue.
Card Services’ managed results excludes the impact of credit card securitizations on Total net revenue, the provision for credit losses, net charge-offs and loan receivables. This presentation is provided to facilitate the comparability to competitors. Through securitization, the Firm transforms a portion of its credit card receivables into securities, which are sold to investors. The credit card receivables are removed from the consolidated balance sheets through the transfer of the receivables to a trust, and the sale of undivided interests to investors that entitle the investors to specific cash flows generated from the credit card receivables. The Firm retains the remaining undivided interests as seller’s interests, which are recorded in Loans on the Consolidated balance sheets. A gain or loss on the sale of credit card receivables to investors is recorded in Other income. Securitization also affects the Firm’s Consolidated statements of income as the aggregate amount of interest income, certain fee revenue and recoveries that is in excess of the aggregate amount of interest paid to investors, gross credit losses and other trust expenses related to the securitized receivables are reclassified into credit card income. For a reconciliation of reported to managed basis of Card Services results, see page 25 of this Form 10–Q. For information regarding loans and residual interests sold and securitized, see Note 12 on pages 74–77 of this Form 10–Q. JPMorgan Chase uses the concept of “managed receivables” to evaluate the credit performance and overall financial performance of the underlying credit card loans, both sold and not sold; as the same borrower is continuing to use the credit card for ongoing charges, a borrower’s credit performance will affect both the loan receivables sold under SFAS 140 and those not sold. Thus, in its disclosures regarding managed loan receivables, JPMorgan Chase treats the sold receivables as if they were still on the balance sheet in order to disclose the credit performance (such as net charge-off rates) of the entire managed credit card portfolio. In addition, Card Services operations are funded, managed results are evaluated, and decisions are made about allocating resources such as employees and capital based upon managed financial information.
Total net revenue for each of the business segments and the Firm is presented on a tax-equivalent basis. Accordingly, revenue from tax exempt securities and investments that receive tax credits is presented in the managed results on a basis comparable to taxable securities and investments. This non-GAAP financial measure allows management to assess the comparability of revenues arising from both taxable and tax-exempt sources. The corresponding income tax impact related to these items is recorded within income tax expense.
Management uses certain non-GAAP financial measures at the segment level because it believes these non-GAAP financial measures provide information to investors in understanding the underlying operational performance and trends of the particular business segment and facilitate a comparison of the business segment with the performance of competitors.

The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis:

Three months ended March 31,	2006
	Reported	Credit	Tax-equivalent	Managed
(in millions, except per share and ratio data)	results	card(a)	adjustments	basis

Revenue
Investment banking fees	$1,169	$—	$—	$1,169
Principal transactions	2,602	—	—	2,602
Lending & deposit related fees	841	—	—	841
Asset management, administration and commissions	2,973	—	—	2,973
Securities gains (losses)	(116)	—	—	(116)
Mortgage fees and related income	241	—	—	241
Credit card income	1,910	(1,125)	—	785
Other income	556	—	146	702

Noninterest revenue	10,176	(1,125)	146	9,197
Net interest income	5,060	1,574	71	6,705

Total net revenue	15,236	449	217	15,902
Provision for credit losses	831	449	—	1,280
Noninterest expense	9,752	—	—	9,752

Income before income tax expense	4,653	—	217	4,870
Income tax expense	1,572	—	217	1,789

Net income	$3,081	$—	$—	$3,081

Earnings per share – diluted	$0.86	$—	$—	$0.86

Return on common equity	12%	—%	—%	12%
Return on equity less goodwill	20	—	—	20

Return on assets	1.00	NM	NM	0.95

Overhead ratio	64	NM	NM	61

Effective income tax rate	34	NM	100	37

Three months ended March 31,	2005
	Reported	Credit	Tax-equivalent	Managed
(in millions, except per share and ratio data)	results	card(a)	adjustments	basis

Revenue
Investment banking fees	$993	$—	$—	$993
Principal transactions	2,636	—	—	2,636
Lending & deposit related fees	820	—	—	820
Asset management, administration and commissions	2,498	—	—	2,498
Securities gains (losses)	(822)	—	—	(822)
Mortgage fees and related income	362	—	—	362
Credit card income	1,734	(815)	—	919
Other income	201	—	115	316

Noninterest revenue	8,422	(815)	115	7,722
Net interest income	5,225	1,732	61	7,018

Total net revenue	13,647	917	176	14,740
Provision for credit losses	427	917	—	1,344
Noninterest expense	9,937	—	—	9,937

Income before income tax expense	3,283	—	176	3,459
Income tax expense	1,019	—	176	1,195

Net income	$2,264	$—	$—	$2,264

Earnings per share – diluted	$0.63	$—	$—	$0.63

Return on common equity	9%	—%	—%	9%
Return on equity less goodwill	15	—	—	15

Return on assets	0.79	NM	NM	0.75

Overhead ratio	73	NM	NM	67

Effective income tax rate	31	NM	100	35

(a)	The impact of credit card securitizations affects Card Services. See pages 23–25 of this Form 10–Q for further information.

Three months ended March 31,	2006			2005
(in millions)	Reported	Securitized	Managed	Reported	Securitized	Managed

Loans – Period-end	$432,081	$69,580	$501,661	$402,669	$67,328	$469,997
Total assets – average	1,248,357	67,557	1,315,914	1,162,818	67,509	1,230,327

BUSINESS SEGMENT RESULTS

The Firm is managed on a line-of-business basis. The business segment financial results presented reflect the organization of JPMorgan Chase. Currently, there are six major reportable business segments: the Investment Bank, Retail Financial Services, Card Services, Commercial Banking, Treasury & Securities Services and Asset & Wealth Management, as well as a Corporate segment. The segments are based upon the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a further discussion of Business segment results, see pages 34–35 of JPMorgan Chase’s 2005 Annual Report.
Description of business segment reporting methodology
Results of the business segments are intended to reflect each segment as if it were essentially a stand-alone business. The management reporting process that derives these results generally allocates income and expense using market-based methodologies. For a further discussion of those methodologies, see page 35 of JPMorgan Chase’s 2005 Annual Report. The Firm continues to assess the assumptions, methodologies and reporting reclassifications used for segment reporting, and further refinements may be implemented in future periods.
Business segment financial disclosures
Effective January 1, 2006, JPMorgan Chase modified certain of its financial disclosures to reflect more closely the manner in which the Firm’s business segments are managed and to provide improved comparability with competitors. These financial disclosure revisions are reflected in this Form 10–Q, and the financial information for prior periods has been revised to reflect the disclosure changes as if they had been in effect throughout 2005. A summary of the changes are described below.
Reported versus Operating Basis Changes
The presentation of operating earnings that excluded merger costs and material litigation reserve charges and recoveries from reported results has been eliminated. These items had been excluded previously from operating results because they were deemed nonrecurring; they are now included in the Corporate business segment’s results. In addition, trading-related net interest income is no longer reclassified from Net interest income to trading revenue. As a result of these changes, effective January 1, 2006, management has discontinued reporting on an “operating” basis.
Business Segment Disclosures
RFS has been reorganized into the following business segments: Regional Banking, Mortgage Banking and Auto Finance. For more detailed information on the RFS reorganization, see the RFS business segment discussion on page 17 of this Form 10–Q.
TSS, as previously announced, has been reorganized by combining the Investor Services and Institutional Trust Services businesses into a single business called Worldwide Securities Services. Also, TSS firmwide disclosures have been adjusted to reflect a refined set of TSS products and a revised allocation of liability balances and lending-related revenue related to certain client transfers.
Effective January 1, 2006, various wholesale banking clients, together with the related revenue and expense, are being transferred among CB, the IB and TSS. In the first quarter of 2006, the primary client transfer was corporate mortgage finance from CB to the IB.
CB’s business metrics now include gross investment banking revenue, which reflects revenue recorded in both CB and the IB.
Corporate’s disclosure has been expanded to include Total net revenue and Net income for Treasury and Other Corporate segments.
Certain expenses that are managed by the business segments, but that had been previously recorded in Corporate and allocated to the businesses, are now recorded as direct expenses within the businesses.
Capital allocation changes
Effective January 1, 2006, the Firm refined its methodology for allocating capital to the business segments. As prior periods have not been revised to reflect the new capital allocations, certain business metrics, such as ROE, are not comparable to the current presentation. For a further discussion of the changes, see Capital Management – Line of business equity on page 37 of this Form 10–Q.
Segment results – Managed basis(a)
The following table summarizes the business segment results for the periods indicated:

Three months ended March 31,	Total net revenue			Noninterest expense			Net income			Return on equity
(in millions, except ratios)	2006	2005	Change	2006	2005	Change	2006	2005	Change	2006	2005

Investment Bank	$4,699	$4,187	12%	$3,191	$2,527	26%	$850	$1,328	(36)%	17%	27%
Retail Financial Services	3,763	3,847	(2)	2,238	2,162	4	881	988	(11)	26	31
Card Services	3,685	3,779	(2)	1,243	1,313	(5)	901	522	73	26	18
Commercial Banking	900	827	9	498	454	10	240	231	4	18	28
Treasury & Securities Services	1,677	1,498	12	1,158	1,067	9	312	254	23	44	54
Asset & Wealth Management	1,584	1,361	16	1,098	934	18	313	276	13	36	47
Corporate	(406)	(759)	47	326	1,480	(78)	(416)	(1,335)	69	NM	NM

Total	$15,902	$14,740	8%	$9,752	$9,937	(2)%	$3,081	$2,264	36%	12%	9%

(a)	Represents reported results on a tax-equivalent basis and excludes the impact of credit card securitizations.

INVESTMENT BANK

For a discussion of the business profile of the IB, see pages 36–38 of JPMorgan Chase’s 2005 Annual Report.

Selected income statement data	Three months ended March 31,
(in millions, except ratios)	2006	2005	Change

Revenue
Investment banking fees	$1,170	$985	19%
Principal transactions	2,375	1,875	27
Lending & deposit related fees	137	157	(13)
Asset management, administration and commissions	552	409	35
All other income	275	127	117

Noninterest revenue	4,509	3,553	27
Net interest income	190	634	(70)

Total net revenue(a)	4,699	4,187	12

Provision for credit losses	183	(366)	NM
Credit reimbursement from TSS(b)	30	38	(21)

Noninterest expense
Compensation expense	2,256	1,618	39
Noncompensation expense	935	909	3

Total noninterest expense	3,191	2,527	26

Income before income tax expense	1,355	2,064	(34)
Income tax expense	505	736	(31)

Net income	$850	$1,328	(36)

Financial ratios
ROE	17%	27%
ROA	0.53	0.95
Overhead ratio	68	60
Compensation expense as % of total net revenue(c)	43	39

Revenue by business
Investment banking fees:
Advisory	$389	$263	48
Equity underwriting	212	239	(11)
Debt underwriting	569	483	18

Total investment banking fees	1,170	985	19
Fixed income markets	1,993	2,296	(13)
Equities markets	1,215	556	119
Credit portfolio	321	350	(8)

Total net revenue	$4,699	$4,187	12

Revenue by region
Americas	$2,067	$2,231	(7)
Europe/Middle East/Africa	2,047	1,535	33
Asia/Pacific	585	421	39

Total net revenue	$4,699	$4,187	12

(a)
Total net revenue includes tax-equivalent adjustments, primarily due to tax-exempt income from municipal bond investments and income tax credits related to affordable housing investments, of $194 million and $155 million for the quarters ended March 31, 2006 and 2005, respectively.

(b)	TSS is charged a credit reimbursement related to certain exposures managed within the IB credit portfolio on behalf of clients shared with TSS.

(c)
For the three months ended March 31, 2006, Compensation expense to Total net revenue ratio is adjusted to present this ratio as if SFAS 123R had always been in effect. IB management believes that adjusting the Compensation expense to Total net revenue ratio in the first quarter of 2006 for the incremental impact of adopting SFAS 123R provides a more meaningful measure of IB’s Compensation expense to Total net revenue ratio for the quarter.

Quarterly results
Net income of $850 million was driven by record quarterly revenues of $4.7 billion. Net income declined 36% compared with the prior year due to an increase in the provision for credit losses related to higher loan balances, incremental expense from the adoption of SFAS 123R and higher performance-based compensation.
Net revenue was a record $4.7 billion, up by $512 million, or 12%, compared with the prior year. Investment banking fees of $1.2 billion were the highest since 2000, up 19% from the prior year. Advisory fees of $389 million, up 48% from last year, were also the highest since 2000. Debt underwriting fees of $569 million were up 18% from the prior year, driven by record loan syndication fees offset partially by lower bond underwriting fees. Equity underwriting fees of $212 million were down 11% from the prior year, reflecting lower market share. Fixed Income Markets revenue of $2.0 billion was down 13% from the prior year due to weaker performance in commodities and rates markets, partially offset by stronger results in emerging markets, currencies and credit markets. Equity Markets produced record revenues of $1.2 billion in the quarter driven by record trading and strong commissions across all regions. Credit Portfolio revenues of $321 million were down 8% from the prior year.
The provision for credit losses was $183 million, as compared with a benefit of $366 million in the prior year. The current quarter’s provision reflects growth in loan balances and stable credit quality.
Noninterest expense was $3.2 billion, up 26% from the prior year. Excluding incremental expense of $256 million from the adoption of SFAS 123R, expenses were up by $408 million, or 16%, from the prior year. The increase was primarily due to higher incentive compensation related to improved performance, and an increase in the compensation expense to total net revenue ratio, as well as continued investments in strategic initiatives.

Selected metrics	Three months ended March 31,
(in millions, except headcount and ratio data)	2006	2005	Change

Selected average balances

Total assets	$646,220	$568,222	14%
Trading assets–debt and equity instruments	252,415	225,367	12
Trading assets–derivatives receivables	49,388	63,574	(22)
Loans:
Loans retained(a)	53,678	41,233	30
Loans held-for-sale(b)	19,212	7,674	150

Total loans	72,890	48,907	49
Adjusted assets(c)	492,304	445,840	10
Equity	20,000	20,000	—

Headcount	21,705	18,021	20

Credit data and quality statistics
Net charge-offs (recoveries)	$(21)	$(5)	(320)
Nonperforming assets:
Nonperforming loans(d)	434	814	(47)
Other nonperforming assets	50	242	(79)
Allowance for loan losses	1,117	1,191	(6)
Allowance for lending related commitments	220	296	(26)

Net charge-off (recovery) rate(b)	(0.16)%	(0.05)%
Allowance for loan losses to average loans(b)	2.08	2.89
Allowance for loan losses to nonperforming loans(d)	305	147
Nonperforming loans to average loans	0.60	1.66
Market risk—average trading and credit portfolio VAR
Trading activities:
Fixed income	$60	$57	5
Foreign exchange	20	23	(13)
Equities	32	18	78
Commodities and other	47	10	370
Diversification(e)	(68)	(43)	(58)

Trading VAR(f)	91	65	40
Credit portfolio VAR(g)	14	13	8
Diversification(e)	(11)	(8)	(38)

Total trading and credit portfolio VAR	$94	$70	34

(a)	Loans retained include Credit Portfolio, Conduit loans, leverage leases, bridge loans for underwriting and other accrual loans.

(b)
Loans held-for-sale, which include warehouse loans held as part of the IB’s mortgage-backed, asset-backed and other securitization businesses, are excluded from Total loans for the allowance coverage ratio and net charge-off rate.

(c)
Adjusted assets, a non-GAAP financial measure, equals total assets minus (1) securities purchased under resale agreements and securities borrowed less securities sold, not yet purchased; (2) assets of variable interest entities (VIEs) consolidated under FIN 46R; (3) cash and securities segregated and on deposit for regulatory and other purposes; and (4) goodwill and intangibles. The amount of adjusted assets is presented to assist the reader in comparing the IB’s asset and capital levels to other investment banks in the securities industry. Asset-to-equity leverage ratios are commonly used as one measure to assess a company’s capital adequacy. The IB believes an adjusted asset amount, which excludes certain assets considered to have a low risk profile, provides a more meaningful measure of balance sheet leverage in the securities industry.

(d)	Nonperforming loans include loans held-for-sale of $68 million and $2 million as of March 31, 2006 and 2005, respectively. These amounts are not included in the allowance coverage ratios.

(e)
Average VARs are less than the sum of the VARs of its market risk components due to risk offsets resulting from portfolio diversification. The diversification effect reflects the fact that the risks are not perfectly correlated. The risk of a portfolio of positions is therefore usually less than the sum of the risks of the positions themselves

(f)	Includes substantially all trading activities; however, particular risk parameters of certain products are not fully captured, for example, correlation risk.

(g)
Includes VAR on derivative credit valuation adjustments, credit valuation adjustment hedges and mark-to-market hedges of the accrual loan portfolio, which are all reported in Principal transactions. This VAR does not include the accrual loan portfolio, which is not marked to market.

According to Thomson Financial, the Firm was ranked #1 in Global Syndicated Loans, #3 in Global Announced M&A and #2 in Global Long-Term Debt for the first three months of 2006.
According to Dealogic, the Firm was ranked #3 in Investment Banking fees generated during the first three months of 2006.

	Three months ended March 31, 2006		Full Year 2005
Market shares and rankings(a)	Market Share	Rankings	Market Share	Rankings

Global debt, equity and equity-related	7%	#2	6%	#4
Global syndicated loans	13	#1	16	#1
Global long-term debt	7	#2	6	#4
Global equity and equity-related	5	#9	7	#6
Global announced M&A	31	#3	24	#3
U.S. debt, equity and equity-related	10	#2	8	#4
U.S. syndicated loans	23	#1	28	#1
U.S. long-term debt	14	#1	11	#2
U.S. equity and equity-related	8	#5	9	#5
U.S. announced M&A	19	#6	24	#3

(a)
Source: Thomson Financial Securities data. Global announced M&A is based upon rank value; all other rankings are based upon proceeds, with full credit to each book manager/equal if joint. Because of joint assignments, market share of all participants will add up to more than 100%.

RETAIL FINANCIAL SERVICES

Retail Financial Services (“RFS”) realigned its business reporting segments on January 1, 2006, into Regional Banking, Mortgage Banking and Auto Finance. Regional Banking offers one of the largest branch networks in the United States, covering 17 states with 2,638 branches and 7,400 automated teller machines (“ATMs”). Regional Banking distributes, through its network, a variety of products including checking, savings and time deposit accounts; home equity, residential mortgage, small business banking, and education loans; mutual fund and annuity investments; and on-line banking services. Mortgage Banking is a leading provider of mortgage loan products and is one of the largest originators and servicers of home mortgages. Auto Finance is the largest noncaptive originator of automobile loans, primarily through a network of automotive dealers across the United States.
During the quarter, RFS completed the purchase of Collegiate Funding Services, adding an education loan servicing capability and entry into the Federal Family Education Loan Program consolidation market. RFS also has agreed to sell its life insurance and annuity underwriting businesses to Protective Life Corporation; the sale is expected to close in the third quarter of 2006. Finally, on April 8, 2006, the Firm announced an agreement to acquire The Bank of New York’s consumer and small-business banking businesses; this acquisition will significantly strengthen RFS’s distribution network in the New York City/Tri-State area, adding 338 branches and 400 ATMs.

Selected income statement data	Three months ended March 31,
(in millions, except ratios)	2006	2005	Change

Revenue
Lending & deposit related fees	$371	$340	9%
Asset management, administration and commissions	437	394	11
Securities gains (losses)	(6)	10	NM
Mortgage fees and related income	236	368	(36)
Credit card income	115	94	22
Other income	48	(12)	NM

Noninterest revenue	1,201	1,194	1
Net interest income	2,562	2,653	(3)

Total net revenue	3,763	3,847	(2)

Provision for credit losses	85	94	(10)

Noninterest expense
Compensation expense	920	822	12
Noncompensation expense	1,207	1,215	(1)
Amortization of intangibles	111	125	(11)

Total noninterest expense	2,238	2,162	4
Income before income tax expense	1,440	1,591	(9)
Income tax expense	559	603	(7)

Net income	$881	$988	(11)

Financial ratios
ROE	26%	31%
ROA	1.54	1.78
Overhead ratio	59	56
Overhead ratio excluding core deposit intangibles(a)	57	53

(a)
Retail Financial Services uses the overhead ratio (excluding the amortization of core deposit intangibles (“CDI”)), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation results in a higher overhead ratio in the earlier years and a lower overhead ratio in later years; this would result in an improving overhead ratio over time, all things remaining equal. This non-GAAP ratio excludes Regional Banking’s core deposit intangible amortization expense related to the Bank One merger of $109 million and $124 million for the quarters ended March 31, 2006 and 2005, respectively.

Quarterly results
Net income of $881 million was down by $107 million, or 11%, from the prior year. Current and prior period results included charges to transfer automobile loans to held-for-sale and prior-year results also included a charge for the termination of an Education Finance joint venture and a gain on the sale of a recreational vehicle loan portfolio. Excluding all of these items, net income declined by $131 million or 13%. The decrease reflected weakness in Mortgage Banking and continued spread compression on deposits and loans in Regional Banking, as well as continued investment in the retail distribution network. These declines were offset partially by deposit and loan balance growth in Regional Banking and continued favorable credit quality in all loan portfolios.
Net revenue of $3.8 billion was down by $84 million, or 2%, from the prior year. Net interest income of $2.6 billion declined by $91 million, or 3%, reflecting narrower spreads on deposits and loans in Regional Banking as well as reduced balances in the auto loan and lease portfolios. These decreases were offset partially by increased deposit balances and higher levels of home equity loans. Noninterest revenue of $1.2 billion was up by $7 million, or 1%, driven by higher automobile operating lease income and increased fee income on deposit-related products. These increases were offset by lower Mortgage Banking production and servicing income. Current quarter results also included a $50 million write-down on $1.3 billion of automobile loans transferred to held-for-sale, compared with an $88 million write-down last year on $2.7 billon of auto loans transferred to held-for-sale.
The provision for credit losses totaled $85 million, down by $9 million from the prior year. Credit quality continued to be favorable across all businesses.
Noninterest expense of $2.2 billion was up by $76 million, or 4%, as a result of ongoing investments in the retail distribution network, higher depreciation expense on owned automobiles acquired under operating leases, and incremental expense of $17 million from the adoption of SFAS 123R. These increases were offset in part by operating and merger-related efficiencies and the absence of a $40 million charge related to the dissolution of an Education Finance joint venture.

Selected metrics	Three months ended March 31,
(in millions, except headcount and ratios)	2006	2005	Change

Selected ending balances
Assets	$235,127	$224,562	5%
Loans(a)	202,591	199,215	2
Deposits	200,154	187,225	7

Selected average balances
Assets	$231,587	$225,120	3
Loans(b)	198,797	198,494	—
Deposits	194,382	184,336	5
Equity	13,896	13,100	6

Headcount	62,472	59,322	5

Credit data and quality statistics
Net charge-offs	$121	$152	(20)
Nonperforming loans(c)	1,349	1,150	17
Nonperforming assets	1,537	1,351	14
Allowance for loan losses	1,333	1,168	14

Net charge-off rate(b)	0.27%	0.34%
Allowance for loan losses to ending loans(a)	0.71	0.64
Allowance for loan losses to nonperforming loans(c)	100	104
Nonperforming loans to total loans	0.67	0.58

(a)	Includes loans held-for-sale of $14,343 million and $16,532 million for the three months ended March 31, 2006 and 2005, respectively. These amounts are not included in the allowance coverage ratios.

(b)
Average loans include loans held-for-sale of $16,362 million and $15,861 million for the three months ended March 31, 2006 and 2005, respectively. These amounts are not included in the net charge-off rate.

(c)	Nonperforming loans include loans held-for-sale of $16 million and $31 million at March 31, 2006 and 2005, respectively. These amounts are not included in the allowance coverage ratios.

REGIONAL BANKING

Selected income statement data	Three months ended March 31,
(in millions, except ratios)	2006	2005	Change

Noninterest revenue	$820	$827	(1)%
Net interest income	2,220	2,210	—

Total Net revenue	3,040	3,037	—
Provision for credit losses	66	65	2
Noninterest expense	1,738	1,705	2

Income before income tax expense	1,236	1,267	(2)

Net income	757	786	(4)
ROE	31%	36%
ROA	1.95	2.17
Overhead ratio	57	56
Overhead ratio excluding core deposit intangibles(a)	54	52

(a)
Regional Banking uses the overhead ratio (excluding the amortization of core deposit intangibles (“CDI”)), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation results in a higher overhead ratio in the earlier years and a lower overhead ratio in later years; this would result in an improving overhead ratio over time, all things remaining equal. This non-GAAP ratio excludes Regional Banking’s core deposit intangible amortization expense related to the Bank One merger of $109 million and $124 million for the quarters ended March 31, 2006 and 2005, respectively.

Quarterly results
Regional Banking net income totaled $757 million, down by $29 million, or 4%, from the prior year. Net revenue of $3.0 billion increased by $3 million, essentially flat from the prior year. Results reflected higher deposit balances, growth in home equity and mortgage loan balances, and increased deposit-related fees. These increases were offset by narrower spreads on deposits and loans, and lower investment sales revenue. Credit quality remained favorable for all loan portfolios. Expenses of $1.7 billion were up by $33 million, or 2%, from the prior year. Prior-year results included a $40 million charge to terminate an education finance joint venture. Excluding this item, expenses increased as investments in the retail distribution network and incremental expense from the adoption of SFAS 123R offset merger savings and other operating efficiencies. Compared with the prior quarter, net income increased 13%, in part due to the seasonal tax-refund anticipation business.

Business metrics	Three months ended March 31,
(in billions, except ratios)	2006	2005	Change

Home equity origination volume	$11.7	$11.9	(2)%
End of period loans owned
Home equity	$75.3	$67.7	11
Mortgage	47.0	46.6	1
Business banking	12.8	12.7	1
Education	9.5	4.3	121
Other loans(a)	2.7	2.9	(7)

Total end of period loans	147.3	134.2	10
End of period deposits
Checking	64.9	62.6	4
Savings	91.0	88.3	3
Time and other	34.2	25.0	37

Total end of period deposits	190.1	175.9	8
Average loans owned
Home equity	$74.1	$66.2	12
Mortgage	44.6	43.4	3
Business banking	12.8	12.5	2
Education	5.4	4.6	17
Other loans(a)	3.0	3.4	(12)

Total average loans(b)	139.9	130.1	8
Average deposits
Checking	63.0	61.7	2
Savings	89.3	87.8	2
Time and other	32.4	24.6	32

Total average deposits	184.7	174.1	6
Average assets	157.1	146.9	7
Average equity	9.8	8.8	11

Credit data and quality statistics
30+ day delinquency rate(c)(d)	1.36%	1.34%
Net charge-offs
Home equity	$33	$35	(6)
Mortgage	12	6	100
Business banking	18	19	(5)
Other loans(e)	7	9	(22)

Total net charge-offs	70	69	1
Net charge-off rate
Home equity	0.18%	0.21%
Mortgage	0.11	0.06
Business banking	0.57	0.62
Other loans(b)(e)	0.56	1.04
Total net charge-off rate(b)(e)	0.21	0.22

Nonperforming assets(f)(g)(h)	$1,339	$1,136	18

(a)	Includes commercial loans derived from community development activities and insurance policy loans.

(b)	Average loans include loans held-for-sale of $3.3 billion and $4.5 billion for the three months ended March 31, 2006 and 2005, respectively.

(c)
Excludes delinquencies related to loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by government agencies of $0.9 billion and $0.7 billion at March 31, 2006 and 2005, respectively. These amounts are excluded as reimbursement is proceeding normally.

(d)
Excludes delinquencies that are insured by government agencies under the Federal Family Education Loan Program of $0.4 billion at March 31, 2006. Delinquencies were insignificant at March 31, 2005. These amounts are excluded as reimbursement is proceeding normally.

(e)	Includes insignificant amounts of Education net charge-offs.

(f)
Excludes nonperforming assets related to loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by government agencies of $1.1 billion at both March 31, 2006 and 2005. These amounts are excluded as reimbursement is proceeding normally.

(g)
Excludes loans that are 90 days past due and still accruing, which are insured by government agencies under the Federal Family Education Loan Program of $0.2 billion at March 31, 2006. The Education loans past due 90 days were insignificant at March 31, 2005. These amounts are excluded as reimbursement is proceeding normally.

(h)	Includes nonperforming loans held-for-sale related to mortgage banking activities of $16 million and $31 million at March 31, 2006 and 2005, respectively.

Retail branch business metrics	Three months ended March 31,
(in millions, except ratios and where otherwise noted)	2006	2005	Change

Investment sales volume	$3,553	$2,870	24%

Number of:
Branches	2,638	2,517	121	#
ATMs	7,400	6,687	713
Personal bankers	7,019	5,798	1,221
Sales specialists	3,318	2,846	472
Active online customers (in thousands)	5,030	3,671	1,359
Checking accounts (in thousands)	8,936	8,287	649

MORTGAGE BANKING

Selected income statement data	Three months ended March 31,
(in millions, except ratios and where otherwise noted)	2006	2005	Change

Production income	$219	$237	(8)%
Mortgage servicing income:
Servicing revenue	560	519	8
Changes in MSR asset fair value:
Due to inputs or assumptions in model(a)	711	548	30
Other changes in fair value(b)	(349)	(339)	(3)
Derivative valuation adjustments and other	(753)	(445)	(69)

Total mortgage servicing income	169	283	(40)

Total net revenue	388	520	(25)
Noninterest expense	324	299	8
Income before income tax expense	64	221	(71)
Net income	39	139	(72)

ROE	9%	35%
ROA	0.58	2.71

Business metrics (in billions)
Third party mortgage loans serviced (ending)	$484.1	$435.5	11
MSR net carrying value (ending)	7.5	5.7	32
Average mortgage loans held-for-sale	13.0	11.4	14
Average assets	27.1	20.8	30
Average equity	1.7	1.6	6

Mortgage origination volume by channel (in billions)
Retail	$9.1	$10.0	(9)
Wholesale	7.4	7.2	3
Correspondent (including negotiated transactions)	12.4	9.5	31

Total	28.9	26.7	8

(a)	Represents MSR asset fair value adjustments due to changes in inputs, such as interest rates and volatility, as well as updates to assumptions used in the valuation model.

(b)
Includes changes in the MSR value due to servicing portfolio runoff (or time decay). Effective January 1, 2006, the Firm implemented SFAS 156, adopting fair value accounting for the MSR asset. For the period ending March 31, 2005, this amount represents MSR asset amortization expense calculated in accordance with SFAS 140.

Quarterly results
Mortgage Banking net income was $39 million, down from net income of $139 million in the prior year. Production revenue decreased, reflecting lower gain-on-sale margins on higher mortgage originations. Servicing income of $169 million was down from $283 million in the prior year. The results were primarily driven by lower MSR risk management results, partially offset by increased servicing revenue due to increased levels of third-party loans serviced. Noninterest expense was $324 million, up by $25 million, reflecting increased mortgage originations.

AUTO FINANCE

Selected income statement data	Three months ended March 31,
(in millions, except ratios and where otherwise noted)	2006	2005	Change

Noninterest revenue	$44	$(35)	NM
Net interest income	291	325	(10)%

Total net revenue	335	290	16
Provision for credit losses	19	29	(34)
Noninterest expense	176	158	11

Income before income tax expense	140	103	36

Net income	85	63	35

ROE	14%	9%
ROA	0.73	0.45

Business metrics (in billions)
Auto origination volume	$4.3	$4.8	(10)
End-of-period loans and lease related assets
Loans outstanding	$41.0	$48.4	(15)
Lease financing receivables	3.6	7.0	(49)
Operating lease assets	1.1	0.2	450

Total end-of-period loans and lease related assets	45.7	55.6	(18)
Average loans and lease related assets
Loans outstanding(a)	$41.2	$48.8	(16)
Lease financing receivables	4.0	7.6	(47)
Operating lease assets	1.0	0.1	NM

Total average loans and lease related assets	46.2	56.5	(18)
Average assets	47.3	57.4	(18)
Average equity	2.4	2.7	(11)

Credit quality statistics
30+ day delinquency rate	1.39%	1.37%
Net charge-offs
Loans	$48	$74	(35)
Lease receivables	3	9	(67)

Total net charge-offs	51	83	(39)
Net charge-off rate
Loans(a)	0.47%	0.61%
Lease receivables	0.30	0.48
Total net charge-off rate(a)	0.46	0.60
Nonperforming assets	$198	$215	(8)

(a)	Average loans held-for-sale were insignificant for the quarters ended March 31, 2006 and 2005.
Quarterly results
Auto Finance net income of $85 million was up by $22 million, or 35%, from the prior year. Current-period results included a net $45 million loss related to auto loans transferred to held-for-sale. Prior-year results included a net $78 million loss associated with auto loans transferred to held-for-sale and a $34 million net benefit from the sale of a recreational vehicle loan portfolio. Excluding these items, the benefit of wider loan spreads and lower credit costs offset the decline in loan and lease balances. After adjusting for the impact of increased depreciation expense on owned automobiles subject to operating leases, expenses declined reflecting lower production volumes and operating efficiencies.

CARD SERVICES

For a discussion of the business profile of CS, see pages 45–46 of JPMorgan Chase’s 2005 Annual Report.
JPMorgan Chase uses the concept of “managed receivables” to evaluate the credit performance of its credit card loans, both sold and not sold. For further information, see Explanation and reconciliation of the Firm’s use of non-GAAP financial measures on pages 11–12 of this Form 10–Q. Managed results exclude the impact of credit card securitizations on Total net revenue, the Provision for credit losses, net charge-offs and loan receivables. Securitization does not change reported Net income; however, it does affect the classification of items on the Consolidated statements of income.

Selected income statement data-managed basis	Three months ended March 31,
(in millions, except ratios)	2006	2005	Change

Revenue
Credit card income	$601	$761	(21)%
All other income	71	11	NM

Noninterest revenue	672	772	(13)
Net interest income	3,013	3,007	—

Total net revenue(a)	3,685	3,779	(2)

Provision for credit losses	1,016	1,636	(38)

Noninterest expense
Compensation expense	259	285	(9)
Noncompensation expense	796	839	(5)
Amortization of intangibles	188	189	(1)

Total noninterest expense(a)	1,243	1,313	(5)

Income before income tax expense(a)	1,426	830	72
Income tax expense	525	308	70

Net income	$901	$522	73

Memo: Net securitization gains (amortization)	$8	$(12)	NM
Financial metrics
ROE	26%	18%
Overhead ratio	34	35

(a)
As a result of the integration of Chase Merchant Services and Paymentech merchant processing businesses into a joint venture, beginning in the fourth quarter of 2005, Total net revenue, Total noninterest expense and Income before income tax expense have been reduced to reflect the deconsolidation of Paymentech. There is no impact to Net income.

Quarterly results
Net income of $901 million was up by $379 million, or 73%, from the prior year. The results for the quarter reflected a pre-tax benefit of $550 million, which is based on an estimate by management of the impact of lower bankruptcies following the new bankruptcy legislation that became effective in the fourth-quarter of 2005. Results were also driven by lower credit losses (excluding the impact from the bankruptcy legislation), merger savings and higher loan balances, including the acquisition of the Sears Canada credit card business. These benefits were offset partially by narrower spreads on loans and higher marketing expense.
Net revenue was $3.7 billion, down by $94 million, or 2%, from the prior year. After adjusting the prior-year results for the impact of the deconsolidation of Paymentech, revenue was up 1%. Net interest income was $3.0 billion, flat to the prior year. Higher loan balances, including the acquisition of the Sears Canada credit card business, and increased revenues due to the decline in bankruptcy-related revenue reversals, were offset by narrower loan spreads. Net interest income to average managed receivables was 8.85% down from 9.13% in the prior year, but up from 8.14% in the prior quarter. Noninterest revenue of $672 million was down by $100 million, or 13%. After adjusting the prior-year results for the impact of the deconsolidation of Paymentech, noninterest revenue was up 5% due to higher charge volume, resulting in increased interchange income, partially offset by higher volume-driven payments to partners and higher expense related to reward programs.
Average managed loans of $138.0 billion increased by $4.4 billion, or 3%, from the prior year, but decreased $0.9 billion from the prior quarter. The current quarter included an average of $2.2 billion, and the prior quarter included an average of $1.2 billion, of loans from the Sears Canada acquisition. End-of-period managed loans of $134.3 billion increased by $0.9 billion, or 1%, from the prior year (including $2.0 billion of loans from the Sears Canada acquisition) and decreased by $8.0 billion from the prior quarter. The decline from the prior quarter was caused by higher-than-normal customer payment rates, which management believes may be partially related to the recently implemented new minimum payment rules.

The provision for credit losses was $1.0 billion, down by $620 million, or 38%, from the prior year. This decrease was due primarily to lower bankruptcy-related net charge-offs, which based upon an estimate by management, had an impact of $475 million. The managed net charge-off rate for the quarter decreased to 2.99%, down from 4.83% in the prior year and 6.39% in the prior quarter. The 30-day managed delinquency rate was 3.10%, down from 3.54% in the prior year, and up from 2.79% in the prior quarter. These credit statistics reflect the impact of the new bankruptcy legislation. In addition, management believes the underlying credit quality of the managed loan portfolio remains strong.
Noninterest expense of $1.2 billion decreased by $70 million, or 5%. After adjusting the prior year’s results for the impact of the deconsolidation of Paymentech, expenses were up 5%. The increase was due to increased marketing activity, higher fraud-related losses and the acquisition of the Sears Canada credit card business, largely offset by merger savings.

Selected metrics	Three months ended March 31,
(in millions, except headcount, ratios
and where otherwise noted)	2006	2005	Change

% of average managed outstandings:
Net interest income	8.85%	9.13%
Provision for credit losses	2.99	4.97
Noninterest revenue	1.97	2.34
Risk adjusted margin(a)	7.84	6.51
Noninterest expense	3.65	3.99
Pre-tax income (ROO)	4.19	2.52
Net income	2.65	1.58

Business metrics
Charge volume (in billions)	$74.3	$70.3	6%
Net accounts opened (in thousands)	2,718	2,744	(1)
Credit cards issued (in thousands)	112,446	94,367	19
Number of registered Internet customers (in millions)	15.9	10.9	46
Merchant acquiring business(b)
Bank card volume (in billions)	$147.7	$125.1	18
Total transactions (in millions)(c)	4,130	3,459	19

Selected ending balances
Loans:
Loans on balance sheets	$64,691	$66,053	(2)
Securitized loans	69,580	67,328	3

Managed loans	$134,271	$133,381	1

Selected average balances
Managed assets	$145,994	$138,512	5
Loans:
Loans on balance sheets	$68,455	$64,218	7
Securitized loans	69,571	69,370	—

Managed loans	$138,026	$133,588	3

Equity	14,100	11,800	19

Headcount	18,801	20,137	(7)

Credit quality statistics
Net charge-offs	$1,016	$1,590	(36)
Managed net charge-off rate	2.99%	4.83%

Delinquency ratios
30+ days	3.10%	3.54%
90+ days	1.39	1.71

Allowance for loan losses	$3,274	$3,040	8
Allowance for loan losses to period-end loans	5.06%	4.60%

(a)	Represents Total net revenue less Provision for credit losses.

(b)	Represents 100% of the merchant acquiring business.

(c)	Periods prior to the fourth quarter of 2005 have been restated to conform methodologies following the integration of Chase Merchant Services and Paymentech merchant processing businesses.

The financial information presented below reconciles reported basis and managed basis to disclose the effect of securitizations.

	Three months ended March 31,
(in millions)	2006	2005	Change

Income statement data(a)
Credit card income
Reported data for the period	$1,726	$1,576	10%
Securitization adjustments	(1,125)	(815)	(38)

Managed credit card income	$601	$761	(21)

Net interest income
Reported data for the period	$1,439	$1,275	13
Securitization adjustments	1,574	1,732	(9)

Managed net interest income	$3,013	$3,007	—

Total net revenue
Reported data for the period	$3,236	$2,862	13
Securitization adjustments	449	917	(51)

Managed total net revenue	$3,685	$3,779	(2)

Provision for credit losses
Reported data for the period	$567	$719	(21)
Securitization adjustments	449	917	(51)

Managed provision for credit losses	$1,016	$1,636	(38)

Balance sheet – average balances(a)
Total average assets
Reported data for the period	$78,437	$71,003	10
Securitization adjustments	67,557	67,509	—

Managed average assets	$145,994	$138,512	5

Credit quality statistics(a)
Net charge-offs
Reported net charge-offs data for the period	$567	$673	(16)
Securitization adjustments	449	917	(51)

Managed net charge-offs	$1,016	$1,590	(36)

(a)
JPMorgan Chase uses the concept of “managed receivables” to evaluate the credit performance and overall performance of the underlying credit card loans, both sold and not sold; as the same borrower is continuing to use the credit card for ongoing charges, a borrower’s credit performance will affect both the receivables sold under SFAS 140 and those not sold. Thus, in its disclosures regarding managed receivables, JPMorgan Chase treats the sold receivables as if they were still on the balance sheet in order to disclose the credit performance (such as net charge-off rates) of the entire managed credit card portfolio. Managed results exclude the impact of credit card securitizations on Total net revenue, the Provision for credit losses, net charge-offs and loan receivables. Securitization does not change reported net income versus managed earnings; however, it does affect the classification of items on the Consolidated statements of income.

COMMERCIAL BANKING

For a discussion of the business profile of CB, see page 4 of this Form 10–Q. As previously announced, various wholesale banking clients, and the related income and balance sheet items, have been transferred between Commercial Banking, the Investment Bank and Treasury & Securities Services. As a result, prior period amounts have been reclassified to conform to the current year presentation. For additional information on these transfers, see page 13 of this Form 10–Q.
The agreement to acquire The Bank of New York’s middle-market banking business will add approximately 2,000 clients, $2.9 billion of loans and $1.6 billion in deposits.

Selected income statement data	Three months ended March 31,
(in millions, except ratios)	2006	2005	Change

Revenue
Lending & deposit related fees	$142	$142	—%
Asset management, administration and commissions	15	14	7
All other income(a)	76	71	7

Noninterest revenue	233	227	3
Net interest income	667	600	11

Total net revenue	900	827	9

Provision for credit losses	7	(6)	NM

Noninterest expense
Compensation expense	197	161	22
Noncompensation expense	285	276	3
Amortization of intangibles	16	17	(6)

Total noninterest expense	498	454	10

Income before income tax expense	395	379	4
Income tax expense	155	148	5

Net income	$240	$231	4

Financial ratios
ROE	18%	28%
ROA	1.78	1.83
Overhead ratio	55	55

(a)	IB-related and commercial card revenues are included in All other income.
Quarterly results
Net income was $240 million, up by $9 million, or 4%, from the prior year. The increase from the prior year was the result of growth in net interest income offset partially by incremental expense from the adoption of SFAS 123R and an increase in provision for credit losses.
Net revenue was $900 million, up by $73 million, or 9%, from the prior year. Net interest income was $667 million, up by $67 million, or 11%, due to wider spreads and higher volumes related to liability balances and increased loan balances, partially offset by narrower loan spreads reflecting continuing competitive pressure. Noninterest revenue was $233 million, up by $6 million, or 3%, from the prior year.
Each business within Commercial Banking grew revenue over the prior year. Middle Market Banking revenue was $623 million, an increase of $53 million, or 9%, primarily due to higher treasury services and investment banking revenue. Mid-Corporate Banking and Real Estate revenues increased 11% and 7%, respectively, due primarily to an increase in treasury services revenue.
Provision for credit losses was $7 million, compared with a net benefit of $6 million in the prior year.
Noninterest expense was $498 million, up by $44 million, or 10%, from the prior year. The increase was due primarily to incremental expense of $29 million from the adoption of SFAS 123R.

Selected metrics	Three months ended March 31,
(in millions, except ratio and headcount data)	2006	2005	Change

Revenue by product:
Lending	$319	$292	9%
Treasury services	550	497	11
Investment banking	40	39	3
Other	(9)	(1)	NM

Total Commercial Banking revenue	900	827	9

IB revenues, gross	$114	$107	7

Revenue by business:
Middle Market Banking	$623	$570	9
Mid-Corporate Banking	137	123	11
Real Estate	105	98	7
Other	35	36	(3)

Total Commercial Banking revenue	900	827	9

Selected average balances
Total assets	$54,771	$51,135	7
Loans and leases	50,836	46,599	9
Liability balances(a)	70,763	65,380	8
Equity	5,500	3,400	62

Average loans by business:
Middle market banking	$31,861	$30,243	5
Mid-corporate banking	7,577	5,799	31
Real estate	7,436	6,937	7
Other	3,962	3,620	9

Total Commercial Banking loans	50,836	46,599	9

Headcount	4,310	4,464	(3)

Credit data and quality statistics:
Net charge-offs	$(7)	$2	NM
Nonperforming loans	202	433	(53)
Allowance for loan losses	1,415	1,312	8
Allowance for lending-related commitments	145	170	(15)

Net charge-off (recovery) rate	(0.06)%	0.02%
Allowance for loan losses to average loans	2.78	2.82
Allowance for loan losses to nonperforming loans	700	303
Nonperforming loans to average loans	0.40	0.93

(a)	Liability balances include deposits and deposits swept to on-balance sheet liabilities.

TREASURY & SECURITIES SERVICES

For a discussion of the business profile of TSS, see page 5 of this Form 10–Q. TSS, as previously announced, reorganized by combining the Investor Services and Institutional Trust Services businesses into a single business called WSS. In 2006, various wholesale banking clients, and the related revenue and expense, have been transferred among CB, IB and TSS. As a result, prior period amounts have been reclassified to conform to the current year presentation. TSS firmwide disclosures have also been adjusted to reflect a refined set of TSS products and a revised split of liability balances and lending-related revenue related to the client transfers described on page 13 of this Form 10–Q.

Selected income statement data	Three months ended March 31,
(in millions, except ratios)	2006	2005	Change

Revenue
Lending & deposit related fees	$182	$170	7%
Asset management, administration and commissions	774	692	12
All other income	149	121	23

Noninterest revenue	1,105	983	12
Net interest income	572	515	11

Total net revenue	1,677	1,498	12

Provision for credit losses	(4)	(3)	(33)
Credit reimbursement to IB(a)	(30)	(38)	21

Noninterest expense
Compensation expense	601	504	19
Noncompensation expense	529	534	(1)
Amortization of intangibles	28	29	(3)

Total noninterest expense	1,158	1,067	9

Income before income tax expense	493	396	24
Income tax expense	181	142	27

Net income	$312	$254	23

Financial ratios
ROE	44%	54%
Overhead ratio	69	71
Pre-tax margin ratio(b)	29	26

(a)
TSS is charged a credit reimbursement related to certain exposures managed within the IB credit portfolio on behalf of clients shared with TSS. For a further discussion, see Credit reimbursement on page 35 of JPMorgan Chase’s 2005 Annual Report.

(b)
Pre-tax margin represents Income before income tax expense divided by Total net revenue, which is a comprehensive measure of pre-tax performance and is another basis by which TSS management evaluates its performance and that of its competitors. Pre-tax margin is an effective measure of TSS’ earnings, after all operating costs are taken into consideration.

Quarterly results
Net income was a record $312 million, up by $58 million, or 23%. Earnings benefited from higher revenues due to business growth and wider spreads on average liability balances, partially offset by higher compensation expense resulting from business growth and incremental expense from the adoption of SFAS 123R.
Net revenue of $1.7 billion was up by $179 million, or 12%. Noninterest revenue was $1.1 billion, up by $122 million, or 12%. The improvement was due to an increase in assets under custody to $11.7 trillion, which was driven by market value appreciation and new business. Also contributing to the improvement was the acquisition of Vastera and growth in Fund Services, foreign exchange and wholesale card, all of which were driven by a combination of increased usage by existing clients and new business. Net interest income was $572 million, up by $57 million, primarily resulting from wider spreads on higher average liability balances, which increased 22% to $196 billion.
TS net revenue of $693 million grew by $59 million, or 9%. WSS net revenue of $984 million grew by $120 million, or 14%. TSS firmwide net revenue, which includes Treasury Services net revenue recorded in other lines of business, grew to $2.3 billion, up $237 million, or 12%. Treasury Services firmwide net revenue grew to $1.3 billion, up $117 million, or 10%.
Credit reimbursement to the IB was $30 million, a decrease of $8 million. TSS is charged a credit reimbursement related to certain exposures managed within the Investment Bank credit portfolio on behalf of clients shared with TSS.
Noninterest expense was $1.2 billion, up by $91 million, or 9%. The increase was due to higher compensation expense related to business growth, incremental expense of $25 million from the adoption of SFAS 123R, and the acquisition of Vastera.

The Firm has announced the exchange of a portion of the corporate trust business for the consumer, small-business and middle-market banking businesses of The Bank of New York. For a description of the transaction, see Other Business Events on page 5 of this Form 10–Q.

Selected metrics	Three months ended March 31,
(in millions, except headcount, ratio data and where
otherwise noted)	2006	2005	Change

Revenue by business
Treasury Services	$693	$634	9%
Worldwide Securities Services	984	864	14

Total net revenue	$1,677	$1,498	12

Business metrics
Assets under custody (in billions)(a)	$11,737	$10,154	16
Corporate trust securities under administration (in billions)(b)	7,040	6,745	4
Number of:
US$ ACH transactions originated (in millions)	838	699	20
Total US$ clearing volume (in thousands)	25,182	21,705	16
International electronic funds transfer volume (in thousands)(c)	33,741	17,159	97
Wholesale check volume (in millions)	852	940	(9)
Wholesale cards issued (in thousands)(d)	16,977	11,834	43
Selected balance sheets (average)
Total assets	$30,131	$29,534	2
Loans	13,137	12,021	9
Liability balances(e)	196,255	160,906	22
Equity	2,900	1,900	53

Headcount	25,924	23,076	12

TSS firmwide metrics
Treasury Services firmwide revenue(f)	$1,291	$1,174	10
Treasury & Securities Services firmwide revenue(f)	2,275	2,038	12
Treasury Services firmwide overhead ratio(g)	56%	59%
Treasury & Securities Services firmwide overhead ratio(g)	62	64
Treasury Services firmwide liability balances (average)(h)	$155,422	$133,770	16
Treasury & Securities Services firmwide liability balances (average)(h)	266,450	226,286	18

(a)	At September 30, 2005, approximately $130 billion of Trust-related assets under custody (“AUC”) were included in the total amount. Approximately 5% of total AUC are trust related.

(b)	Corporate trust securities under administration include debt held in trust on behalf of third parties and debt serviced as agent.

(c)	International electronic funds transfer includes non-US$ ACH and clearing volume.

(d)	Wholesale cards issued include domestic commercial card, stored value card, prepaid card, and government electronic benefit card products.

(e)	Liability balances include deposits and deposits swept to on-balance sheet liabilities.
TSS firmwide metrics
TSS firmwide metrics include certain TSS product revenues and liability balances reported in other lines of business for customers who are also customers of those lines of business. In order to capture the firmwide impact of Treasury Services (“TS”) and TSS products and revenues, management reviews firmwide metrics such as liability balances, revenues and overhead ratios in assessing financial performance for TSS. Firmwide metrics are necessary in order to understand the aggregate TSS business. Prior periods have been restated to reflect the impact of the client transfers described on page 13 of this Form 10–Q.
(f)
Firmwide revenue includes TS revenue recorded in the Commercial Banking (“CB”), Regional Banking and Asset & Wealth Management lines of business (see below) and excludes FX revenues recorded in the Investment Bank (“IB”) for TSS-related FX activity. TSS firmwide FX revenue, which includes FX revenue recorded in TSS and FX revenue associated with TSS customers who are FX customers of the IB, was $118 million for the three months ended March 31, 2006.

(g)
Overhead ratios have been calculated based upon firmwide revenues and TSS and TS expenses, respectively, including those allocated to certain other lines of business. FX revenues and expenses recorded in the IB for TSS-related FX activity are not included in this ratio.

(h)
Firmwide liability balances include TS liability balances recorded in certain other lines of business. Liability balances associated with TS customers who are also customers of the CB line of business are not included in TS liability balances.

	Three months ended March 31,
(in millions)	2006	2005	Change

Treasury Services revenue reported in CB	$550	$497	11%
Treasury Services revenue reported in other lines of business	48	43	12

ASSET & WEALTH MANAGEMENT

For a discussion of the business profile of AWM, see pages 51–52 of JPMorgan Chase’s 2005 Annual Report.

Selected income statement data	Three months ended March 31,
(in millions, except ratios)	2006	2005	Change

Revenue
Asset management, administration and commissions	$1,222	$975	25%
All other income	116	104	12

Noninterest revenue	1,338	1,079	24
Net interest income	246	282	(13)

Total net revenue	1,584	1,361	16

Provision for credit losses	(7)	(7)	—

Noninterest expense
Compensation expense	682	538	27
Noncompensation expense	394	371	6
Amortization of intangibles	22	25	(12)

Total noninterest expense	1,098	934	18

Income before income tax expense	493	434	14
Income tax expense	180	158	14

Net income	$313	$276	13

Financial ratios
ROE	36%	47%
Overhead ratio	69	69
Pre-tax margin ratio(a)	31	32

(a)
Pre-tax margin represents Income before income tax expense divided by Total net revenue, which is a comprehensive measure of pre-tax performance and is another basis by which AWM management evaluates its performance and that of its competitors. Pre-tax margin is an effective measure of AWM’s earnings, after all costs are taken into consideration.

Quarterly results
Net income was $313 million, up by $37 million, or 13%, from the prior year. Performance was driven by increased revenues offset partially by a higher compensation expense related to incremental expense from the adoption of SFAS 123R and higher performance-based compensation.
Net revenue was $1.6 billion, up by $223 million, or 16%, from the prior year. Noninterest revenue, principally fees and commissions, of $1.3 billion was up by $259 million, or 24%. This increase was due primarily to net asset inflows, mainly in equity-related and liquidity products; global equity market appreciation; and higher placement and performance fees. Net interest income was $246 million, down by $36 million, or 13%, from the prior year, primarily due to narrower deposit spreads and the sale of BrownCo in the fourth-quarter of 2005, partially offset by higher deposit balances.
Retail client segment revenue grew 28%, to $442 million, primarily due to net asset inflows, partially offset by the sale of BrownCo. Private Bank client segment revenue grew 5% from the prior year to $441 million, due to increased placement activity and management fees, and higher deposit balances, partially offset by narrower deposit spreads. Institutional client segment revenue grew 35%, to $435 million, due to net asset inflows and higher performance fees. Private Client Services client segment revenue decreased 2%, to $266 million, due to narrower deposit and loan spreads, partially offset by higher deposit and loan balances.
Provision for credit losses was a $7 million benefit, flat from the prior year.
Noninterest expense of $1.1 billion was up by $164 million, or 18%, from the prior year. This increase was due to incremental expense of $71 million from the adoption of SFAS 123R, and higher performance-based compensation, partially offset by the sale of BrownCo.

Selected metrics	Three months ended March 31,
(in millions, except headcount and ranking
data, and where otherwise noted)	2006	2005	Change

Revenue by client segment
Retail	$442	$346	28%
Private bank	441	422	5
Institutional	435	322	35
Private client services	266	271	(2)

Total net revenue	$1,584	$1,361	16

Business metrics
Number of:
Client advisors	1,439	1,390	4
Retirement planning services participants	1,327,000	1,181,000	12

% of customer assets in 4 & 5 Star Funds(a)	54%	48%	13
% of AUM in 1st and 2nd quartiles:(b)
1 year	72%	71%	1
3 years	75%	73%	3
5 years	75%	71%	6

Selected balance sheets data (average)
Total assets	$41,012	$39,716	3
Loans(c)	24,482	26,357	(7)
Deposits(c)(d)	48,066	42,043	14
Equity	3,500	2,400	46

Headcount	12,511	12,378	1

Credit data and quality statistics
Net charge-offs (recoveries)	$7	$(6)	NM
Nonperforming loans	79	78	1
Allowance for loan losses	119	214	(44)
Allowance for lending-related commitments	3	5	(40)

Net charge-off (recovery) rate	0.12%	(0.09)%
Allowance for loan losses to average loans	0.49	0.81
Allowance for loan losses to nonperforming loans	151	274
Nonperforming loans to average loans	0.32	0.30

(a)	Derived from Morningstar for the United States; Micropal for the United Kingdom, Luxembourg, Hong Kong and Taiwan; and Nomura for Japan.

(b)	Quartile rankings sourced from Lipper for the United States and Taiwan; Micropal for the United Kingdom, Luxembourg and Hong Kong; and Nomura for Japan.

(c)	The sale of BrownCo, which occurred on November 30, 2005, included $3.0 billion in both loans and deposits.

(d)	Reflects the transfer in 2005 of certain consumer deposits from Retail Financial Services to Asset & Wealth Management.
Assets under supervision
Assets under supervision were $1.2 trillion, up 10%, or $105 billion, from the prior year, including a $33 billion reduction due to the sale of BrownCo. Assets under management were $873 billion, up 11%, or $83 billion, from the prior year. The increase was primarily the result of market appreciation and net asset inflows driven by retail flows from third-party distribution, primarily in equity-related products, and institutional flows in liquidity products. Custody, brokerage, administration and deposit balances were $324 billion, up $22 billion, after reflecting a $33 billion reduction from the sale of BrownCo.

ASSETS UNDER SUPERVISION (in billions)
As of March 31,	2006	2005

Assets by asset class
Liquidity	$236	$228
Fixed income	166	171
Equities & balanced	397	326
Alternatives	74	65

Total Assets under management	873	790
Custody/brokerage/administration/deposits	324	302

Total Assets under supervision	$1,197	$1,092

Assets by client segment
Institutional(a)	$468	$462
Private Bank	137	138
Retail(a)	214	138
Private Client Services	54	52

Total Assets under management	$873	$790

Institutional(a)	$471	$467
Private Bank	332	299
Retail(a)	291	232
Private Client Services	103	94

Total Assets under supervision	$1,197	$1,092

Assets by geographic region
U.S./Canada	$564	$550
International	309	240

Total Assets under management	$873	$790

U.S./Canada	$822	$792
International	375	300

Total Assets under supervision	$1,197	$1,092

Mutual fund assets by asset class
Liquidity	$167	$175
Fixed income	48	45
Equity	189	106

Total mutual fund assets	$404	$326

Assets under management rollforward
Beginning balance, January 1	$847	$791
Flows:
Liquidity	(5)	(6)
Fixed income	—	4
Equities, balanced and alternatives	13	1
Market/performance/other impacts	18	—

Ending balance	$873	$790

Assets under supervision rollforward
Beginning balance, January 1	$1,149	$1,106
Net asset flows	12	6
Market/performance/other impacts	36	(20)

Ending balance	$1,197	$1,092

(a)
During the first quarter of 2006, assets under management of $22 billion from Retirement planning services has been reclassified from the Institutional client segment to the Retail client segment in order to be consistent with the revenue by client segment reporting.

CORPORATE

For a discussion of the business profile of Corporate, see pages 53–54 of JPMorgan Chase’s 2005 Annual Report. For additional information regarding enhanced disclosures related to the Corporate segment, refer to page 13 of this Form 10–Q.

Selected income statement data	Three months ended March 31,
(in millions)	2006	2005	Change

Revenue
Principal transactions	$196	$743	(74)%
Securities (losses)	(158)	(902)	82
All other income	101	73	38

Noninterest revenue	139	(86)	NM
Net interest income	(545)	(673)	19

Total net revenue	(406)	(759)	47

Provision for credit losses	—	(4)	NM

Noninterest expense
Compensation expense	685	774	(11)
Noncompensation expense(a)	608	1,703	(64)
Merger costs	71	145	(51)

Subtotal	1,364	2,622	(48)
Net expenses allocated to other businesses	(1,038)	(1,142)	9

Total noninterest expense	326	1,480	(78)

Income before income tax expense	(732)	(2,235)	67
Income tax expense (benefit)	(316)	(900)	65

Net income (loss)	$(416)	$(1,335)	69

(a)
Includes litigation reserve charges of $900 million in the first quarter of 2005 relating to the settlement of WorldCom class action litigation. In the first quarter of 2006, insurance recoveries relating to certain material litigation of $98 million were recorded.

Quarterly results
Net loss was $416 million compared with a net loss of $1.3 billion in the prior year. In comparison to the prior year, Private Equity earnings were $103 million, down from $437 million; Treasury net loss was $270 million compared with a net loss of $828 million; and the net loss in Other Corporate was $249 million compared with a net loss of $944 million.
Net revenue was negative $406 million compared with negative $759 million in the prior year. Net interest income was negative $545 million compared with negative $673 million in the prior year. Treasury was the primary driver of the improvement, with net interest income of negative $278 million compared with negative $409 million in the prior year. The benefit was due primarily to an improvement in Treasury’s net interest spread, offset partially by a reduction in the level of the available-for-sale securities portfolio. Noninterest revenue was $139 million compared with negative $86 million, reflecting lower Treasury securities portfolio losses of $158 million compared with losses of $902 million in the prior year. This increase was offset partially by lower Private Equity gains of $237 million compared with gains of $789 million in the prior year.
Noninterest expense was $326 million, down $1.2 billion from $1.5 billion in the prior year. Excluding in the current quarter, $71 million of merger costs and incremental expense of $57 million from the adoption of SFAS 123R, and excluding in the prior year a material litigation charge of $900 million, primarily related to WorldCom, and $145 million of merger costs, noninterest expense would have been down $237 million. The decrease in expense was due to merger-related savings and other efficiencies.

Selected metrics	Three months ended March 31,
(in millions)	2006	2005	Change

Net revenue
Private equity	$204	$744	(73)%
Treasury	(464)	(1,344)	65
Corporate other	(146)	(159)	8

Total net revenue	$(406)	$(759)	47

Net income (loss)
Private equity	$103	$437	(76)
Treasury	(270)	(828)	67
Corporate other(a)	(205)	(854)	76
Merger costs	(44)	(90)	51

Total net income (loss)	$(416)	$(1,335)	69

(a)	See Footnote (a) on page 33.

Selected income statement and balance sheet data	Three months ended March 31,
(in millions)	2006	2005	Change

Treasury
Securities (losses)(a)	$(158)	$(902)	82%
Investment portfolio (average)	39,989	65,646	(39)
Investment portfolio (ending)	46,093	46,943	(2)

Private equity
Private equity gains (losses)
Realized gains	$207	$633	(67)
Write-ups / (write-downs)	10	206	(95)
Mark-to-market gains (losses)	4	(89)	NM

Total direct investments	221	750	(71)
Third-party fund investments	16	39	(59)

Total private equity gains(b)	$237	$789	(70)

Private equity portfolio information
Direct investments	March 31, 2006	December 31, 2005	Change

Publicly – held securities
Carrying value	$501	$479	5%
Cost	395	403	(2)
Quoted public value	677	683	(1)

Privately – held direct securities
Carrying value	5,077	5,028	1
Cost	6,501	6,463	1

Third-party fund investments
Carrying value	675	669	1
Cost	1,000	1,003	—

Total private equity portfolio – Carrying value	$6,253	$6,176	1
Total private equity portfolio – Cost	$7,896	$7,869	—

(a)	Losses in the first quarters of 2006 and 2005 reflect repositioning of the Treasury investment securities portfolio. Excludes gains/losses on securities used to manage risk associated with MSRs.

(b)	Included in Principal transactions.
The carrying value of the private equity portfolio at March 31, 2006, stands at $6.3 billion, down $936 million from March 31, 2005. The portfolio decline was primarily due to sales activity.

BALANCE SHEET ANALYSIS

Selected balance sheet data (in millions)	March 31, 2006	December 31, 2005

Assets
Cash and due from banks	$36,903	$36,670
Deposits with banks	10,545	21,661
Federal funds sold and securities purchased under resale agreements	153,755	133,981
Securities borrowed	93,280	74,604
Trading assets:
Debt and equity instruments	259,275	248,590
Derivative receivables	52,750	49,787
Securities:
Available-for-sale	67,054	47,523
Held-to-maturity	72	77
Loans, net of allowance for loan losses	424,806	412,058
Other receivables	26,537	27,643
Goodwill and other intangible assets	59,513	58,180
All other assets	88,792	88,168

Total assets	$1,273,282	$1,198,942

Liabilities
Deposits	$584,465	$554,991
Federal funds purchased and securities sold under repurchase agreements	151,006	125,925
Commercial paper and other borrowed funds	30,333	24,342
Trading liabilities:
Debt and equity instruments	104,160	94,157
Derivative payables	55,938	51,773
Long-term debt and capital debt securities	123,113	119,886
Beneficial interests issued by consolidated VIEs	42,237	42,197
All other liabilities	73,693	78,460

Total liabilities	1,164,945	1,091,731
Stockholders’ equity	108,337	107,211

Total liabilities and stockholders’ equity	$1,273,282	$1,198,942

Balance sheet overview
At March 31, 2006, the Firm’s total assets were $1.3 trillion, an increase of $74.3 billion, or 6%, from December 31, 2005. Growth was primarily in Federal funds sold and securities purchased under resale agreements, Securities borrowed, AFS securities, Trading assets – debt and equity instruments, and Loans.
At March 31, 2006, the Firm’s total liabilities were $1.2 trillion, an increase of $73.2 billion, or 7%, from December 31, 2005. Growth was primarily in Federal funds purchased and securities sold under repurchase agreements, interest-bearing U.S. and Non-U.S. deposits, and debt and equity trading liabilities.

Federal funds sold and securities purchased under resale agreements and Federal funds purchased and securities sold under repurchase agreements
During the first quarter of 2006, the Firm’s liability growth outpaced growth on the asset side of the balance sheet resulting in an increase in short-term investments, specifically Federal funds sold and securities purchased under resale agreements.
Trading assets and liabilities – debt and equity instruments
The Firm’s debt and equity trading instruments consist primarily of fixed income securities (including government and corporate debt) and equity and convertible cash instruments used for both market-making and proprietary risk-taking activities. The increase over December 31, 2005, was due primarily to growth in client-driven market-making activities across interest rate, credit and equity markets. For additional information, refer to Note 3 on page 66 of this Form 10–Q.
Trading assets and liabilities – derivative receivables and payables
The Firm uses various interest rate, foreign exchange, equity, credit and commodity derivatives for market-making, proprietary risk-taking and risk-management purposes. The increase from December 31, 2005, was due primarily to increased interest rate, equity and commodity trading activity and rising commodity prices. For additional information, refer to Credit risk management and Note 3 on pages 43–54 and 66, respectively, of this Form 10–Q.
Securities
The AFS portfolio increased by $19.5 billion from 2005 year-end, primarily due to purchases in the Treasury investment securities portfolio. For additional information related to securities, refer to the Corporate segment discussion and to Note 8 on pages 33–34 and 72, respectively, of this Form 10–Q.
Loans
The $12.9 billion increase in gross loans was due primarily to an increase of $14.7 billion in the wholesale portfolio, mainly in the IB, reflecting an increase in capital markets activity, including leveraged financings and syndications and higher balances of loans held-for-sale. The $1.8 billion decrease in consumer loans was primarily due to a decline of $7.0 billion in the credit card portfolio, partially offset by an increase of $6.0 billion in education loans. The decrease in the credit card portfolio was primarily due to the seasonal pattern and higher-than-normal customer payment rates of credit card receivables. The increase in education loans was the result of the purchase of Collegiate Funding Services. Management believes the higher-than-normal customer payment rates in Card Services may partially be related to the recently implemented new minimum payment rules. For a more detailed discussion of the loan portfolio and the Allowance for loan losses, refer to Credit risk management on pages 43–54 of this Form 10–Q.
Goodwill and Other intangible assets
The $1.3 billion increase in Goodwill and Other intangible assets primarily resulted from higher MSRs due to growth in the servicing portfolio and an overall increase in the MSR valuation from improved market conditions, as well as the acquisition of Collegiate Funding Services. Partially offsetting the increase were declines from the amortization of purchased credit card relationships and core deposit intangibles. For additional information, see Note 14 on pages 79–81 of this Form 10–Q.
Deposits
Deposits increased by 5% from December 31, 2005. Retail deposits increased, reflecting growth from new account acquisitions and the ongoing expansion of the retail branch distribution network. Wholesale deposits were higher driven by growth in business volumes. For more information on deposits, refer to the RFS segment discussion and the Liquidity risk management discussion on pages 17–22 and 42–43, respectively, of this Form 10–Q. For more information on liability balances, refer to the CB and TSS segment discussions on pages 26–27 and 28–29, respectively, of this Form 10–Q.
Long-term debt and capital debt securities
Long-term debt and capital debt securities increased by $3.2 billion, or 3%, from December 31, 2005, primarily due to net new issuances of long-term debt offset partially by a redemption of capital debt securities. The Firm took advantage of narrow credit spreads globally to satisfy long-term debt and capital debt securities needs in the first quarter of 2006. Consistent with its liquidity management policy, the Firm has raised funds at the parent holding company sufficient to cover its obligations and those of its nonbank subsidiaries that mature over the next 12 months. Large investor cash positions and increased foreign investor participation in the corporate markets allowed JPMorgan Chase to diversify further its funding sources across the global markets while lengthening maturities at historically attractive costs. For additional information on the Firm’s long-term debt activity, see the Liquidity risk management discussion on pages 42–43 of this Form 10–Q.
Stockholders’ equity
Total stockholders’ equity increased by $1.1 billion from year-end 2005 to $108.3 billion at March 31, 2006. The increase was the result of net income for the first three months of 2006, common stock issued under employee plans and the beneficial effect of changes in accounting principles. This increase was offset partially by payment of cash dividends, stock repurchases, the redemption of $139 million of preferred stock and net unrealized losses in Accumulated other comprehensive income. For a further discussion of capital, see the Capital management section that follows.

CAPITAL MANAGEMENT

The following discussion of JPMorgan Chase’s Capital Management highlights developments since December 31, 2005, and should be read in conjunction with pages 56–58 of JPMorgan Chase’s 2005 Annual Report.
The Firm’s capital management framework is intended to ensure that there is capital sufficient to support the underlying risks of the Firm’s business activities, as measured by economic risk capital and to maintain “well-capitalized” status under regulatory requirements. In addition, the Firm holds capital above these requirements in amounts deemed appropriate to achieve management’s regulatory and debt-rating objectives. The process of assigning equity to the lines of business is integrated into the Firm’s capital framework.
Line of business equity
Equity for a line of business represents the amount the Firm believes the business would require if it were operating independently, incorporating sufficient capital to address economic risk measures, regulatory capital requirements and capital levels for similarly rated peers. Return on equity is measured and internal targets for expected returns are established as a key measure of a business segment’s performance.
Effective January 1, 2006, the Firm refined its methodology for allocating capital to the lines of business. As a result of this refinement, Retail Financial Services, Card Services, Commercial Banking, Treasury & Securities Services and Asset & Wealth Management have higher amounts of capital allocated to them, commencing in the first quarter of 2006, while the amount of capital allocated to the Investment Bank has remained unchanged. The revised methodology considers for each line of business, among other things, goodwill associated with such line of business’ acquisitions since the Merger. In management’s view, the revised methodology assigns responsibility to the lines of business to generate returns on the amount of capital supporting acquisition-related goodwill. As part of this refinement in the capital allocation methodology, the Firm assigned to the Corporate segment an amount of equity capital equal to the then-current book value of goodwill from and prior to the Merger. As prior periods have not been revised to reflect the new capital allocations, capital allocated to the respective lines of business for 2006 is not comparable to prior periods and certain business metrics, such as ROE, are not comparable to the current presentation. The Firm may revise its equity capital allocation methodology again in the future. In accordance with SFAS 142, the lines of business will continue to perform the required goodwill impairment testing. For a further discussion of goodwill and impairment testing, see Critical accounting estimates and Note 15 on pages 81–83 and 114–116, respectively, of JPMorgan Chase’s 2005 Annual Report.

(in billions)	Quarterly Averages
Line of business equity	1Q06	1Q05

Investment Bank	$20.0	$20.0
Retail Financial Services	13.9	13.1
Card Services	14.1	11.8
Commercial Banking	5.5	3.4
Treasury & Securities Services	2.9	1.9
Asset & Wealth Management	3.5	2.4
Corporate	47.3	52.7

Total common stockholders’ equity	$107.2	$105.3

Economic risk capital
JPMorgan Chase assesses its capital adequacy relative to the risks underlying the Firm’s business activities, utilizing internal risk-assessment methodologies. The Firm assigns economic capital based primarily upon four risk factors: credit risk, market risk and operational risk for each business; in addition, the Firm assigns capital based on private equity risk to the Corporate segment in connection with the segment’s private equity business.

(in billions)	Quarterly Averages
Economic risk capital	1Q06	1Q05

Credit risk	$21.7	$23.1
Market risk	10.0	8.7
Operational risk	5.7	5.3
Private equity risk	3.6	4.1

Economic risk capital	41.0	41.2
Goodwill	43.8	43.3
Other(a)	22.4	20.8

Total common stockholders’ equity	$107.2	$105.3

(a)	Additional capital required to meet internal regulatory and debt rating objectives.
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
In the first quarter of 2006, the federal banking regulatory agencies issued a final rule that makes permanent an interim rule issued in 2000 that provides regulatory capital relief for certain cash-collateralized securities borrowed transactions. The final rule, which became effective February 22, 2006, also broadens the types of transactions qualifying for regulatory capital relief under the interim rule. Adoption of the rule did not have a material effect on the Firm’s capital ratios.
On March 1, 2005, the FRB issued a final rule, which became effective April 11, 2005, that continues the inclusion of trust preferred securities in Tier 1 capital, subject to stricter quantitative limits and revised qualitative standards, and broadens the definition of restricted core capital elements. The rule provides for a five-year transition period. As an internationally active bank holding company, JPMorgan Chase is subject to the rule’s limitation on restricted core capital elements, including trust preferred securities, to 15% of total core capital elements, net of goodwill less any associated deferred tax liability. At March 31, 2006, JPMorgan Chase’s restricted core capital elements were 15.7% of total core capital elements. JPMorgan Chase expects to be in compliance with the 15% limit by the March 31, 2009, implementation date.

The following table presents the risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries at March 31, 2006, and December 31, 2005:

			Risk-	Adjusted	Tier 1	Total	Tier 1
	Tier 1	Total	weighted	average	capital	capital	leverage
(in millions, except ratios)	capital	capital	assets(c)	assets(d)	ratio	ratio	ratio

March 31, 2006
JPMorgan Chase & Co.(a)	$73,085	$103,800	$858,080	$1,195,231	8.5%	12.1%	6.1%
JPMorgan Chase Bank, N.A.	62,001	85,228	769,012	1,046,442	8.1	11.1	5.9
Chase Bank USA, N.A.	9,196	11,280	60,940	58,440	15.1	18.5	15.7

December 31, 2005
JPMorgan Chase & Co.(a)	$72,474	$102,437	$850,643	$1,152,546	8.5%	12.0%	6.3%
JPMorgan Chase Bank, N.A.	61,050	84,227	750,397	995,095	8.1	11.2	6.1
Chase Bank USA, N.A.	8,608	10,941	72,229	59,882	11.9	15.2	14.4

Well-capitalized ratios(b)					6.0%	10.0%	5.0	%(e)
Minimum capital ratios(b)					4.0	8.0	3.0	(f)

(a)
Asset and capital amounts for JPMorgan Chase’s banking subsidiaries reflect intercompany transactions, whereas the respective amounts for JPMorgan Chase reflect the elimination of intercompany transactions.

(b)	As defined by the regulations issued by the FRB, FDIC and OCC.

(c)
Includes off–balance sheet risk-weighted assets in the amounts of $280.3 billion, $267.1 billion and $9.8 billion, respectively, at March 31, 2006, and $279.2 billion, $260.0 billion and $15.5 billion, respectively, at December 31, 2005.

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
Tier 1 capital was $73.1 billion at March 31, 2006, compared with $72.5 billion at December 31, 2005, an increase of $611 million. The increase was due primarily to net income of $3.1 billion and net issuances of common stock under employee plans of $903 million. Offsetting these increases were changes in equity net of other comprehensive income due to dividends declared of $1.2 billion and redemptions of preferred stock and common share repurchases totaling $1.4 billion, as well as the redemption of qualifying trust preferred securities and an increase in the deduction for goodwill and other nonqualifying intangibles. Additional information regarding the Firm’s capital ratios and the federal regulatory capital standards to which it is subject is presented in Note 24 on pages 121–122 of JPMorgan Chase’s 2005 Annual Report.
Dividends
The Firm’s common stock dividend policy reflects JPMorgan Chase’s earnings outlook, desired payout ratios, need to maintain an adequate capital level and alternative investment opportunities. In the first quarter of 2006, JPMorgan Chase declared a quarterly cash dividend on its common stock of $0.34 per share, payable April 30, 2006, to stockholders of record at the close of business April 6, 2006. The Firm continues to target a dividend payout ratio of 30-40% of net income over time.
Stock repurchases
On March 21, 2006, the Board of Directors approved a stock repurchase program which authorizes the repurchase of up to $8 billion of the Firm’s common shares. The new stock repurchase program replaces the Firm’s previous repurchase authorization. The amount authorized includes shares to be repurchased to offset issuances under the Firm’s employee stock-based plans. The actual amount of shares repurchased will be subject to various factors, including market conditions; legal considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account goodwill and intangibles); internal capital generation; and alternative potential investment opportunities. The repurchase program does not include specific price targets or time tables; may be executed through open market purchases or privately negotiated transactions or utilizing Rule 10b5-1 programs; and may be suspended at any time.
During the first quarter of 2006, under the stock repurchase programs then in effect, the Firm repurchased a total of 31.8 million shares for $1.3 billion at an average price per share of $40.54. Of the $1.3 billion of shares repurchased in the first quarter of 2006, $1.1 billion was repurchased under the original $6 billion stock repurchase program, and $143 million was repurchased under the new $8 billion stock repurchase program. During the first quarter of 2005, under the original $6 billion stock repurchase program, the Firm repurchased 36.0 million shares for $1.3 billion at an average price per share of $36.57. As of March 31, 2006, $7.9 billion of authorized repurchase capacity remained under the new stock repurchase program.

For additional information regarding repurchases of the Firm’s equity securities, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, on pages 94–95 of this Form 10–Q.

OFF–BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

Special-purpose entities
JPMorgan Chase is involved with several types of off–balance sheet arrangements, including special purpose entities (“SPEs”), lines of credit and loan commitments. The principal uses of SPEs are to obtain sources of liquidity for JPMorgan Chase and its clients by securitizing financial assets, and to create other investment products for clients. These arrangements are an important part of the financial markets, providing market liquidity by facilitating investors’ access to specific portfolios of assets and risks. For example, SPEs are integral to the markets for mortgage-backed securities, commercial paper and other asset-backed securities.
JPMorgan Chase is involved with SPEs in three broad categories: loan securitizations, multi-seller conduits and client intermediation. Capital is held, as deemed appropriate, against all SPE-related transactions and related exposures, such as derivative transactions and lending-related commitments. For a further discussion of SPEs and the Firm’s accounting for them, see Note 1 on page 91, Note 13 on pages 108–111 and Note 14 on pages 111–113 of JPMorgan Chase’s 2005 Annual Report.
For certain liquidity commitments to SPEs, the Firm could be required to provide funding if the credit rating of JPMorgan Chase Bank were downgraded below specific levels, primarily P-1, A-1 and F1 for Moody’s, Standard & Poor’s and Fitch, respectively. The amount of these liquidity commitments was $73.8 billion and $71.3 billion at March 31, 2006, and December 31, 2005, respectively. Alternatively, if JPMorgan Chase Bank were downgraded, the Firm could be replaced by another liquidity provider in lieu of providing funding under the liquidity commitment, or, in certain circumstances, could facilitate the sale or refinancing of the assets in the SPE in order to provide liquidity.
Of its $73.8 billion in liquidity commitments to SPEs at March 31, 2006, $42.6 billion was included in the Firm’s other unfunded commitments to extend credit and asset purchase agreements, included in the following table. Of the $71.3 billion of liquidity commitments to SPEs at December 31, 2005, $38.9 billion was included in the Firm’s other unfunded commitments to extend credit and asset purchase agreements. As a result of the Firm’s consolidation of multi-seller conduits in accordance with FIN 46R, $31.2 billion of these commitments are excluded from the table at March 31, 2006, compared with $32.4 billion at December 31, 2005, as the underlying assets of the SPEs have been included on the Firm’s Consolidated balance sheets.
The Firm also has exposure to certain SPEs arising from derivative transactions; these transactions are recorded at fair value on the Firm’s Consolidated balance sheets with changes in fair value (i.e., MTM gains and losses) recorded in Trading revenue. Such MTM gains and losses are not included in the revenue amounts reported in the table below.
The following table summarizes certain revenue information related to consolidated and nonconsolidated variable interest entities (“VIEs”) with which the Firm has significant involvement, and to qualifying SPEs (“QSPEs”). The revenue reported in the table below primarily represents servicing and credit fee income. For a further discussion of VIEs and QSPEs, see Note 1, Note 13 and Note 14, on pages 91, 108–111 and 111–113, respectively, of JPMorgan Chase’s 2005 Annual Report.
Revenue from VIEs and QSPEs

	Three months ended March 31,
(in millions)	VIEs	QSPEs	Total

2006	$54	$793	$847
2005(a)	57	743	800

(a) Prior period results have been restated to reflect current methodology.

Off–balance sheet lending-related financial instruments and guarantees
JPMorgan Chase utilizes lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk should the counterparty draw down the commitment or the Firm fulfill its obligation under the guarantee, and the counterparty subsequently fails to perform according to the terms of the contract. Most of these commitments and guarantees expire without a default occurring or without being drawn. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. Further, certain commitments, primarily related to consumer financings, are cancelable upon notice at the option of the Firm. For a further discussion of lending-related commitments and guarantees and the Firm’s accounting for them, see Credit risk management on pages 63–72 and Note 27 on pages 124–125 of JPMorgan Chase’s 2005 Annual Report.
The following table presents off–balance sheet lending-related financial instruments and guarantees for the periods indicated:

						Dec. 31,
	March 31, 2006					2005
By remaining maturity	Under	1-3	3-5	Over
(in millions)	1 year	years	years	5 years	Total	Total

Lending-related
Consumer(a)	$608,498	$4,012	$3,776	$53,116	$669,402	$655,596
Wholesale:
Other unfunded commitments to extend credit(b)(c)	77,324	45,981	62,109	15,772	201,186	208,469
Asset purchase agreements(d)	14,072	13,943	5,804	1,002	34,821	31,095
Standby letters of credit and guarantees(c)(e)	27,176	18,992	31,028	5,417	82,613	77,199
Other letters of credit(c)	3,288	368	294	5	3,955	4,346

Total wholesale	121,860	79,284	99,235	22,196	322,575	321,109

Total lending-related	$730,358	$83,296	$103,011	$75,312	$991,977	$976,705

Other guarantees
Securities lending guarantees(f)	$283,111	$—	$—	$—	$283,111	$244,316
Derivatives qualifying as guarantees(g)	28,889	13,537	3,330	19,180	64,936	61,759

(a)
Includes Credit card lending-related commitments of $589 billion at March 31, 2006, and $579 billion at December 31, 2005, which represent the total available credit to the Firm’s cardholders. The Firm has not experienced, and does not anticipate, that all of its cardholders will exercise their entire available lines of credit at the same point in time. The Firm can reduce or cancel a credit card commitment by providing the cardholder prior notice or, in some cases, without notice as permitted by law.

(b)
Includes unused advised lines of credit totaling $28.4 billion at March 31, 2006, and $28.3 billion at December 31, 2005, which are not legally binding. In regulatory filings with the FRB, unused advised lines are not reportable.

(c)	Represents contractual amount net of risk participations totaling $36.8 billion at March 31, 2006, and $29.3 billion at December 31, 2005.

(d)	The maturity is based upon the weighted average life of the underlying assets in the SPE, primarily multi-seller asset-backed commercial paper conduits.

(e)	Includes unused commitments to issue standby letters of credit of $39.8 billion at March 31, 2006, and $37.5 billion at December 31, 2005.

(f)	Collateral held by the Firm in support of securities lending indemnification agreements was $283 billion at March 31, 2006, and $245 billion at December 31, 2005.

(g)	Represents notional amounts of derivative guarantees. For a further discussion of guarantees, see Note 27 on pages 124–125 of JPMorgan Chase’s 2005 Annual Report.

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
For a further discussion of these risks see pages 60–80 of JPMorgan Chase’s 2005 Annual Report.

LIQUIDITY RISK MANAGEMENT

The following discussion of JPMorgan Chase’s liquidity management framework highlights developments since December 31, 2005, and should be read in conjunction with pages 61–62 of JPMorgan Chase’s 2005 Annual Report.
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
As of March 31, 2006, the Firm’s liquidity position remained strong based upon its liquidity metrics. JPMorgan Chase’s long-dated funding, including core deposits, exceeds illiquid assets, and the Firm believes its obligations can be met even if access to funding is impaired.
The diversity of the Firm’s funding sources enhances financial flexibility and limits dependence on any one source, thereby minimizing the cost of funds. The deposits held by the RFS, CB and TSS lines of business are a stable and consistent source of funding for JPMorgan Chase Bank. As of March 31, 2006, total deposits for the Firm were $584 billion, which represented 66% of the Firm’s funding liabilities. A significant portion of the Firm’s retail deposits are “core” deposits, which are less sensitive to interest rate changes and therefore are considered more stable than market-based deposits. Core deposits include all U.S. deposits insured by the FDIC, up to the legal limit of $100,000 per depositor. Throughout the first quarter of 2006, core bank deposits remained at approximately the same level as at the 2005 year-end. In addition to core retail deposits, the Firm benefits from substantial, geographically diverse corporate liability balances originated by TSS and CB through the normal course of business. These franchise-generated core liability balances are also a stable and consistent source of funding due to the nature of the businesses from which they are generated. For a further discussion of deposit and liability balance trends, see Business Segment Results and Balance Sheet Analysis on pages 13 and 35–36, respectively, of this Form 10–Q.
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
Finally, funding flexibility is provided by the Firm’s ability to access the repo and asset securitization markets. These markets are evaluated on an ongoing basis to achieve an appropriate balance of secured and unsecured funding. The ability to securitize loans, and the associated gains on those securitizations, are principally dependent upon the credit quality and yields of the assets securitized and are generally not dependent upon the credit ratings of the issuing entity. Transactions between the Firm and its securitization structures are reflected in JPMorgan Chase’s consolidated financial statements; these relationships include retained interests in securitization trusts, liquidity facilities and derivative transactions. For further details, see Off–balance sheet arrangements and contractual cash obligations and Notes 12 and 19 on pages 40–41, 74–77 and 83–84, respectively, of this Form 10–Q.

Issuance
Corporate credit spreads tightened modestly in the first quarter of 2006 across most industries and sectors. On an historical basis, credit spreads remain near historic tight levels as corporate profits are generally healthy and investor demand remains strong. JPMorgan Chase’s credit spreads performed in line with peer spreads.
During the first quarter of 2006, JPMorgan Chase issued approximately $12.4 billion of long-term debt and capital debt securities. These issuances were offset partially by $9.3 billion of long-term debt and capital debt securities that matured or were redeemed and by the Firm’s redemption of $139 million of preferred stock. In addition, during the first quarter of 2006 the Firm securitized approximately $3.2 billion of residential mortgage loans and approximately $4.5 billion of credit card loans, resulting in pre-tax gains on securitizations of $89 million and $30 million, respectively. The Firm did not securitize any automobile loans during the first quarter of 2006. For a further discussion of loan securitizations, see Note 12 on pages 74–77 of this Form 10–Q.
Credit ratings
The credit ratings of JPMorgan Chase’s parent holding company and each of its significant banking subsidiaries were, as of March 31, 2006, as follows:

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
If the Firm’s ratings were downgraded by one notch, the Firm estimates the incremental cost of funds and the potential loss of funding to be negligible. Additionally, the Firm estimates the additional funding requirements for VIEs and other third-party commitments would not be material. In the current environment, the Firm believes a downgrade is unlikely. For additional information on the impact of a credit ratings downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements, see Special-purpose entities on pages 40–41 and Ratings profile of derivative receivables mark-to-market (“MTM”) on page 48, of this Form 10–Q.

CREDIT RISK MANAGEMENT

The following discussion of JPMorgan Chase’s credit portfolio as of March 31, 2006, highlights developments since December 31, 2005, and should be read in conjunction with pages 63–74 and page 81, and Notes 11,12, 27, and 28 of JPMorgan Chase’s 2005 Annual Report.
The Firm assesses its consumer credit exposure on a managed basis, which includes credit card securitizations. For a reconciliation of the Provision for credit losses on a reported basis to managed basis, see pages 11–12 of this Form 10–Q.

CREDIT PORTFOLIO

The following table presents JPMorgan Chase’s credit portfolio as of March 31, 2006, and December 31, 2005. Total credit exposure at March 31, 2006, increased by $29.5 billion from December 31, 2005, reflecting an increase of $18.4 billion and $11.1 billion in the wholesale and consumer credit portfolios, respectively. In the table below, reported loans include all HFS loans, which are carried at the lower of cost or fair value with changes in value recorded in Other income. However, these HFS loans are excluded from the average loan balances used for the net charge-off rate calculations.

					Three months ended March 31,
			Nonperforming				Average annual
	Credit exposure		assets(h)		Net charge-offs		net charge-off rate(j)
	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
(in millions, except ratios)	2006	2005	2006	2005	2006	2005	2006	2005

Total credit portfolio
Loans – reported(a)	$432,081	$419,148	$2,098 (i)	$2,343 (i)	$668	$816	0.69%	0.88%
Loans – securitized(b)	69,580	70,527	—	—	449	917	2.62	5.36

Total managed loans(c)	501,661	489,675	2,098	2,343	1,117	1,733	0.98	1.58
Derivative receivables(d)	52,750	49,787	49	50	NA	NA	NA	NA
Interests in purchased receivables	29,029	29,740	—	—	NA	NA	NA	NA

Total managed credit-related assets	583,440	569,202	2,147	2,393	1,117	1,733	0.98	1.58
Lending-related commitments(e)	991,977	976,705	NA	NA	NA	NA	NA	NA
Assets acquired in loan satisfactions	NA	NA	201	197	NA	NA	NA	NA

Total credit portfolio	$1,575,417	$1,545,907	$2,348	$2,590	$1,117	$1,733	0.98%	1.58%

Credit derivative hedges notional(f)	$(29,286)	$(29,882)	$(18)	$(17)	NA	NA	NA	NA
Collateral held against derivatives	(6,101)	(6,000)	NA	NA	NA	NA	NA	NA
Held-for-sale
Total average HFS loans	35,842	32,086	NA	NA	NA	NA	NA	NA
Nonperforming – purchased(g)	340	341	NA	NA	NA	NA	NA	NA

(a)	Loans are presented net of unearned income of $2.7 billion and $3.0 billion at March 31, 2006, and December 31, 2005, respectively.

(b)	Represents securitized credit card receivables. For a further discussion of credit card securitizations, see Card Services on pages 23–25 of this Form 10–Q.

(c)
Past-due 90 days and over and accruing includes credit card receivables of $956 million and $1.1 billion, and related credit card securitizations of $913 million and $730 million at March 31, 2006, and December 31, 2005, respectively.

(d)	Reflects net cash received under credit support annexes to legally enforceable master netting agreements of $23 billion and $27 billion as of March 31, 2006, and December 31, 2005, respectively.

(e)
Includes wholesale unused advised lines of credit totaling $28.4 billion and $28.3 billion at March 31, 2006, and December 31, 2005, respectively, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable. Credit card lending-related commitments of $589 billion and $579 billion at March 31, 2006, and December 31, 2005, respectively, represent the total available credit to its cardholders. The Firm has not experienced, and does not anticipate, that all of its cardholders will exercise their entire available lines of credit at the same point in time. The Firm can reduce or cancel a credit card commitment by providing the cardholder prior notice or, in some cases, without notice as permitted by law.

(f)
Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit risk of credit exposures; these derivatives do not qualify for hedge accounting under SFAS 133.

(g)	Represents distressed HFS wholesale loans purchased as part of IB’s proprietary activities, which are excluded from nonperforming assets.

(h)	Includes nonperforming HFS loans of $84 million and $136 million as of March 31, 2006, and December 31, 2005, respectively.

(i)
Excludes nonperforming assets related to (i) loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by government agencies of $1.1 billion for both March 31, 2006, and December 31, 2005, and (ii) education loans that are 90 days past due and still accruing, which are insured by government agencies under the Federal Family Education Loan Program of $0.2 billion at March 31, 2006. These amounts for GNMA and education loans are excluded, as reimbursement is proceeding normally.

(j)	Net charge-off rates exclude average loans HFS of $36 billion and $24 billion for the quarter ended March 31, 2006 and 2005, respectively.

WHOLESALE CREDIT PORTFOLIO

As of March 31, 2006, wholesale exposure (IB, CB, TSS and AWM) increased by $18.4 billion from December 31, 2005, due primarily to $14.7 billion in loan growth. As described on page 36 of this Form 10–Q, the increase in Loans was primarily in the IB, reflecting an increase in capital markets activity, including leveraged financings and syndications and higher balances of loans held-for-sale.

					Three months ended March 31,
								Average annual net
			Nonperforming		Net charge-offs/			charge-off/(recovery)
	Credit exposure		assets(f)		(recoveries)			rate(h)
	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
(in millions, except ratios)	2006	2005	2006	2005	2006	2005		2006	2005

Loans – reported(a)	$164,799	$150,111	$737	$992	$(20)	$(9)		(0.06)%	(0.03)%
Derivative receivables(b)	52,750	49,787	49	50	NA	NA		NA	NA
Interests in purchased receivables	29,029	29,740	—	—	NA	NA		NA	NA

Total wholesale credit-related assets	246,578	229,638	786	1,042	(20)	(9)		(0.06)	(0.03)
Lending-related commitments(c)	322,575	321,109	NA	NA	NA	NA		NA	NA
Assets acquired in loan satisfactions	NA	NA	13	17	NA	NA		NA	NA

Total wholesale credit exposure	$569,153	$550,747	$799	$1,059	$(20) (g)	$(9	)(g)	(0.06)%	(0.03)%

Credit derivative hedges notional(d)	$(29,286)	$(29,882)	$(18)	$(17)	NA	NA		NA	NA
Collateral held against derivatives	(6,101)	(6,000)	NA	NA	NA	NA		NA	NA
Held-for-sale
Total average HFS loans	19,480	15,581	NA	NA	NA	NA		NA	NA
Nonperforming – purchased(e)	340	341	NA	NA	NA	NA		NA	NA

(a)	Past-due 90 days and over and accruing include loans of $64 million and $50 million at March 31, 2006, and December 31, 2005, respectively.

(b)	Reflects net cash received under credit support annexes to legally enforceable master netting agreements of $23 billion and $27 billion as of March 31, 2006, and December 31, 2005, respectively.

(c)
Includes unused advised lines of credit totaling $28.4 billion and $28.3 billion at March 31, 2006, and December 31, 2005, respectively, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable.

(d)
Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit risk of credit exposures; these derivatives do not qualify for hedge accounting under SFAS 133.

(e)	Represents distressed HFS loans purchased as part of IB’s proprietary activities, which are excluded from nonperforming assets.

(f)	Includes nonperforming HFS loans of $68 million and $109 million as of March 31, 2006, and December 31, 2005, respectively.

(g)
Excludes $20 million and $8 million in the first quarter of 2006 and the first quarter of 2005, respectively, in gains on sales of nonperforming loans. For a further discussion, see the discussion below.

(h)	Net charge-off rates exclude average loans HFS of $20 billion and $8 billion for the quarter ended March 31, 2006 and 2005, respectively.
Net charge-offs/recoveries
Wholesale net recoveries were $20 million compared with net recoveries of $9 million in the prior year, primarily due to lower gross charge-offs. The net recovery rate was 0.06% compared with a net recovery rate of 0.03% for the prior year. These net recoveries do not include $20 million of gains from sales of nonperforming loans that were sold from the credit portfolio during the first quarter of 2006. This compares with $8 million of gains from nonperforming loans sold from the credit portfolio in the same period in the prior year. When it is determined that a loan will be sold, it is transferred into a held-for-sale account. HFS loans are accounted for at lower of cost or fair value, with changes in value recorded in Other income.

Below are summaries of the maturity and ratings profiles of the wholesale portfolio as of March 31, 2006, and December 31, 2005. The ratings scale is based upon the Firm’s internal risk ratings and is presented on an S&P-equivalent basis.
Wholesale exposure

	Maturity profile(c)				Ratings profile
					Investment-	Noninvestment-
					grade ("IG")(d)	grade(d)
At March 31, 2006		1-5	>5					Total %
(in billions, except ratios)	<1 year(d)	years(d)	years(d)	Total	AAA to BBB-	BB+ & below	Total	of IG(d)

Loans	44%	42%	14%	100%	$95	$50	$145	66%
Derivative receivables	12	37	51	100	46	7	53	87
Interests in purchased receivables	48	50	2	100	29	—	29	100
Lending-related commitments	38	55	7	100	275	47	322	85

Total excluding HFS	34%	54%	12%	100%	$445	$104	549	81%
Held-for-sale(a)							20

Total exposure							$569

Credit derivative hedges notional(b)	16%	72%	12%	100%	$(26)	$(3)	$(29)	90%

	Maturity profile(c)				Ratings profile
					Investment-	Noninvestment-
					grade ("IG")(d)	grade(d)
At December 31, 2005		1-5	>5					Total %
(in billions, except ratios)	<1 year(d)	years(d)	years(d)	Total	AAA to BBB-	BB+ & below	Total	of IG(d)

Loans	43%	44%	13%	100%	$87	$45	$132	66%
Derivative receivables	2	42	56	100	42	8	50	84
Interests in purchased receivables	41	57	2	100	30	—	30	100
Lending-related commitments	36	57	7	100	273	48	321	85

Total excluding HFS	35%	52%	13%	100%	$432	$101	533	81%
Held-for-sale(a)							18

Total exposure							$551

Credit derivative hedges notional(b)	15%	74%	11%	100%	$(27)	$(3)	$(30)	90%

(a)	HFS loans relate primarily to securitization and syndication activities.

(b)	Ratings are based upon the underlying referenced assets.

(c)
The maturity profile of Loans and lending-related commitments is based upon the remaining contractual maturity. The maturity profile of Derivative receivables is based upon the maturity profile of Average exposure. See page 68 of JPMorgan Chase’s 2005 Annual Report for a further discussion of Average exposure.

(d)	Excludes HFS loans.

Wholesale credit exposure – selected industry concentration
The Firm continues to focus on the management and diversification of its industry concentrations, with particular attention paid to industries with actual or potential credit concerns. As of March 31, 2006, the top 10 industry exposure remained predominantly unchanged compared with December 31, 2005, with the exception of exposures to Securities firms and exchanges, which increased primarily as a result of changes in derivatives exposures. Below is a summary of the Top 10 industry concentrations as of March 31, 2006, and December 31, 2005.

	March 31, 2006		December 31, 2005
Top 10 industries(a)	Credit	% of	Credit	% of
(in millions, except ratios)	exposure(c)	portfolio	exposure(c)	portfolio

Banks and finance companies	$52,535	10%	$50,924	10%
Real estate	29,511	5	29,974	5
Consumer products	26,635	5	25,678	5
State and municipal governments	26,177	5	25,328	5
Healthcare	24,871	5	25,435	5
Securities firms and exchanges	24,176	4	17,094	3
Utilities	22,513	4	20,482	4
Retail and consumer services	20,090	4	19,920	4
Asset managers	19,105	3	17,358	3
Oil and gas	18,106	3	18,200	3
All other	285,539	52	282,802	53

Total excluding HFS	$549,258	100%	$533,195	100%
Held-for-sale(b)	19,895		17,552

Total exposure	$569,153		$550,747

(a)	Based upon March 31, 2006, determination of Top 10 industries.

(b)	HFS loans primarily relate to securitization and syndication activities.

(c)
Credit exposure is net of risk participations and excludes the benefit of credit derivative hedges and collateral held against derivative receivables or loans. At March 31, 2006, and December 31, 2005, collateral held against derivative receivables excludes $23 billion and $27 billion, respectively, of cash collateral as a result of the Firm electing to report the fair value of derivative assets and liabilities net of cash received and paid, respectively, under legally enforceable master netting agreements.

Wholesale criticized exposure
Exposures deemed criticized generally represent a ratings profile similar to a rating of CCC+/Caa1 and lower, as defined by Standard & Poor’s/Moody’s. At March 31, 2006, the top 10 criticized industries exposure remained predominantly unchanged compared with December 31, 2005, with Healthcare moving into the top 10, replacing Airlines.
The criticized component of the portfolio decreased to $5.1 billion (excluding HFS loans) at March 31, 2006, from $5.2 billion at year-end 2005, reflecting stable credit quality. Wholesale nonperforming assets (excluding purchased held-for-sale wholesale loans) decreased by $260 million to $799 million at March 31, 2006, from $1.1 billion at December 31, 2005, due primarily to loan sales, repayments and gross charge-offs.
Wholesale criticized exposure – industry concentrations

	March 31, 2006		December 31, 2005
Top 10 industries(a)		% of		% of
(in millions, except ratios)	Amount	portfolio	Amount	portfolio

Media	$679	13%	$684	13%
Automotive	560	11	643	12
Consumer products	511	10	590	11
Telecom services	419	8	430	8
Real estate	392	8	276	5
Retail and consumer services	273	5	288	6
Utilities	257	5	295	6
Machinery and equipment manufacturing	249	5	290	6
Healthcare	235	5	243	5
Building materials/construction	227	5	266	5
All other	1,254	25	1,167	23

Total excluding HFS	$5,056	100%	$5,172	100%
Held-for-sale(b)	652		1,069

Total	$5,708		$6,241

(a)	Based upon March 31, 2006, determination of Top 10 industries.

(b)	HFS loans primarily relate to securitization and syndication activities; excludes purchased nonperforming HFS loans.

Derivative contracts
In the normal course of business, the Firm uses derivative instruments to meet the needs of customers; to generate revenues through trading activities; to manage exposure to fluctuations in interest rates, currencies and other markets; and to manage the Firm’s credit exposure. For a further discussion of derivative contracts, see Note 18 on page 83 of this Form 10–Q, and pages 67–70 of JPMorgan Chase’s 2005 Annual Report.
The following table summarizes the aggregate notional amounts and the reported derivative receivables (i.e., the MTM or fair value of the derivative contracts after taking into account the effects of legally enforceable master netting agreements) at each of the dates indicated:
Notional amounts and derivative receivables marked-to-market (“MTM”)

(in billions)	Notional amounts(a)		Derivative receivables MTM
	March 31, 2006	December 31, 2005	March 31, 2006		December 31, 2005

Interest rate	$41,429	$38,493	$31		$30
Foreign exchange	2,334	2,136	2		3
Equity	531	458	7		6
Credit derivatives	2,848	2,241	4		4
Commodity	331	265	9		7

Total	$47,473	$43,593	53		50
Collateral held against derivative receivables	NA	NA	(6)		(6)

Exposure net total of collateral	NA	NA	$47	(b)	$44	(c)

(a)	The notional amounts represent the gross sum of long and short third-party notional derivative contracts, excluding written options and foreign exchange spot contracts.

(b)
The Firm held $29 billion of collateral against derivative receivables as of March 31, 2006, consisting of $23 billion in net cash received under credit support annexes to legally enforceable master netting agreements, and $6 billion of other liquid securities collateral. The benefit of the $23 billion is reflected within the $53 billion of derivative receivables MTM. Excluded from the $29 billion of collateral is $10 billion of collateral delivered by clients at the initiation of transactions; this collateral secures exposure that could arise in the derivatives portfolio should the MTM of the client’s transactions move in the Firm’s favor. Also excluded are credit enhancements in the form of letters of credit and surety receivables.

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
The following table summarizes the ratings profile of the Firm’s Derivative receivables MTM, net of cash and other liquid securities collateral for the dates indicated:
Ratings profile of derivative receivables MTM

	March 31, 2006		December 31, 2005
Rating equivalent	Exposure net	% of exposure	Exposure net	% of exposure
(in millions)	of collateral(b)	net of collateral	of collateral(c)	net of collateral

AAA to AA-	$20,513	44%	$20,735	48%
A+ to A-(a)	12,454	27	8,074	18
BBB+ to BBB-	8,557	18	8,243	19
BB+ to B-	5,030	11	6,580	15
CCC+ and below	95	—	155	—

Total	$46,649	100%	$43,787	100%

(a)	Increase from December 31, 2005, primarily related to customers in the Securities firms and exchanges industry.

(b)	See footnote (b) above.

(c)	See footnote (c) above.

The Firm actively pursues the use of collateral agreements to mitigate counterparty credit risk in derivatives. The percentage of the Firm’s derivatives transactions subject to collateral agreements decreased slightly, to 80% as of March 31, 2006, from 81% at December 31, 2005. The Firm posted $26 billion and $27 billion of collateral as of March 31, 2006, and December 31, 2005, respectively.
Certain derivative and collateral agreements include provisions that require the counterparty and/or the Firm, upon specified downgrades in their respective credit ratings, to post collateral for the benefit of the other party. As of March 31, 2006, the impact of a single-notch ratings downgrade to JPMorgan Chase Bank, from its current rating of AA- to A+, would have been an additional $1.2 billion of collateral posted by the Firm; the impact of a six-notch ratings downgrade (from AA- to BBB-) would have been $3.5 billion of additional collateral. Certain derivative contracts also provide for termination of the contract, generally upon a downgrade of either the Firm or the counterparty, at the then-existing MTM value of the derivative contracts.
Credit derivatives
The following table presents the Firm’s notional amounts of credit derivatives protection purchased and sold by the respective businesses as of March 31, 2006, and December 31, 2005:
Credit derivatives positions

	Notional amount
	Credit portfolio		Dealer/client
	Protection	Protection	Protection	Protection
(in billions)	purchased(a)	sold	purchased	sold	Total

March 31, 2006	$30	$1	$1,401	$1,416	$2,848
December 31, 2005	31	1	1,096	1,113	2,241

(a)	Includes $790 million and $848 million of portfolio credit derivatives at March 31, 2006, and December 31, 2005, respectively.
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
JPMorgan Chase has limited counterparty exposure as a result of credit derivatives transactions. Of the $53 billion of total Derivative receivables MTM at March 31, 2006, approximately $4 billion, or 7%, was associated with credit derivatives, before the benefit of liquid securities collateral.
Dealer/client
As of March 31, 2006, the total notional amount of protection purchased and sold in the dealer/client business increased by $607 billion from year-end 2005 as a result of increased trade volume in the market. This business has a mismatch between the total notional amounts of protection purchased and sold. However, in the Firm’s view, the risk positions are largely matched when securities used to risk manage certain derivative positions are taken into consideration and the notional amounts are adjusted to a duration-based equivalent basis or to reflect different degrees of subordination in tranched structures.
Use of single-name and portfolio credit derivatives

	Notional amount of protection purchased
(in millions)	March 31, 2006	December 31, 2005

Credit derivatives used to manage:
Loans and lending-related commitments	$18,725	$18,926
Derivative receivables	11,783	12,088

Total	$30,508	$31,014

Credit portfolio management activities
The credit derivatives used by JPMorgan Chase for credit portfolio management activities do not qualify for hedge accounting under SFAS 133, and therefore, effectiveness testing under SFAS 133 is not performed. These derivatives are reported at fair value, with gains and losses recognized in Principal transactions. The MTM value incorporates both the cost of credit derivative premiums and changes in value due to movement in spreads and credit events; in contrast, the loans and lending-related commitments being risk-managed are accounted for on an accrual basis. Loan interest and fees are generally recognized in Net interest income, and impairment is recognized in the Provision for credit losses. This asymmetry in accounting treatment, between loans and lending-related commitments and the credit derivatives utilized in credit portfolio management activities, causes earnings volatility that is not representative, in the Firm’s view, of the true changes in value of the Firm’s overall credit exposure. The MTM related to the Firm’s credit derivatives used for managing credit exposure, as well as the mark related to the CVA, which reflects the credit quality of derivatives counterparty exposure, are included in the table below:

For the quarter ended March 31,
(in millions)	2006	2005

CVA and hedges of CVA(a)	$23	$21
Hedges of lending-related commitments(a)	(82)	33

Net gains (losses)(b)	$(59)	$54

(a)	These hedges do not qualify for hedge accounting under SFAS 133.

(b)	Excludes $6 million and $22 million at March 31, 2006 and 2005, respectively, of other Principal transaction revenues that are not associated with hedging activities.
The Firm also actively manages wholesale credit exposure through loan and commitment sales. During the first quarters of 2006 and 2005, the Firm sold $665 million and $944 million of loans and commitments, respectively, recognizing gains of $20 million and $11 million, respectively. These activities are not related to the Firm’s securitization activities, which are undertaken for liquidity and balance sheet management purposes. For a further discussion of securitization activity, see Note 12 on pages 74–77 of this Form 10–Q.
Lending-related commitments
The contractual amount of wholesale lending-related commitments was $323 billion at March 31, 2006, compared with $321 billion at December 31, 2005. In the Firm’s view, the total contractual amount of these instruments is not representative of the Firm’s actual credit risk exposure or funding requirements. In determining the amount of credit risk exposure the Firm has to wholesale lending-related commitments, which is used as the basis for allocating credit risk capital to these instruments, the Firm has established a “loan-equivalent” amount for each commitment; this amount represents the portion of the unused commitment or other contingent exposure that is expected, based upon average portfolio historical experience, to become outstanding in the event of a default by an obligor. The loan equivalent amount of the Firm’s lending-related commitments was $178 billion as of both March 31, 2006, and December 31, 2005.
Country exposure
The Firm has a comprehensive process for measuring and managing exposures and risk in emerging markets countries – defined as those countries potentially vulnerable to sovereign events. Exposures to a country include all credit-related lending, trading, and investment activities, whether cross-border or locally funded. Exposure amounts are adjusted for credit enhancements (e.g., guarantees and letters of credit) provided by third parties located outside the country, if the enhancements fully cover the country risk as well as the business risk. As of March 31, 2006, the Firm’s exposure to any individual emerging markets country was not material.

CONSUMER CREDIT PORTFOLIO

JPMorgan Chase’s consumer portfolio consists primarily of residential mortgages, home equity loans, credit cards, auto loans and leases, education loans and loans to small businesses. The domestic consumer portfolio reflects the benefit of diversification from both a product and a geographical perspective. The primary focus is on serving the prime consumer credit market.
The following table presents managed consumer credit–related information for the dates indicated:

							Three months ended March 31,
			Nonperforming						Average annual net
	Credit exposure		assets(e)				Net charge-offs		charge-off rate(g)
	Mar. 31,	Dec. 31,	Mar. 31,		Dec. 31,
(in millions, except ratios)	2006	2005	2006		2005		2006	2005	2006	2005

Retail Financial Services
Home Equity	$75,241	$73,866	$451		$422		$33	$35	0.18%	0.21%
Mortgage	57,690	58,959	451		442		12	6	0.11	0.06
Auto loans and leases(a)	44,600	46,081	157		193		51	83	0.46	0.60
All other loans	25,060	18,393	290		281		25	28	0.57	0.71
Card Services – reported(b)	64,691	71,738	12		13		567	673	3.36	4.25

Total consumer loans – reported	267,282	269,037	1,361	(f)	1,351	(f)	688	825	1.11	1.36
Card Services – securitizations(b)(c)	69,580	70,527	—		—		449	917	2.62	5.36

Total consumer loans – managed(b)	336,862	339,564	1,361		1,351		1,137	1,742	1.44	2.23
Assets acquired in loan satisfactions	NA	NA	188		180		NA	NA	NA	NA

Total consumer related assets – managed	336,862	339,564	1,549		1,531		1,137	1,742	1.44	2.23
Consumer lending–related commitments:
Home equity	61,474	58,281	NA		NA		NA	NA	NA	NA
Mortgage	6,885	5,944	NA		NA		NA	NA	NA	NA
Auto loans and leases	6,060	5,665	NA		NA		NA	NA	NA	NA
All other loans	6,222	6,385	NA		NA		NA	NA	NA	NA
Card Services(d)	588,761	579,321	NA		NA		NA	NA	NA	NA

Total lending-related commitments	669,402	655,596	NA		NA		NA	NA	NA	NA

Total consumer credit portfolio	$1,006,264	$995,160	$1,549		$1,531		$1,137	$1,742	1.44%	2.23%

Total end-of-period HFS loans	$14,343	$16,598	NA		NA		NA	NA	NA	NA
Total average HFS loans	16,362	16,505	NA		NA		NA	NA	NA	NA
Memo: Credit card – managed	134,271	142,265	$12		$13		$1,016	$1,590	2.99%	4.83%

(a)	Excludes operating lease-related assets of $1.1 billion and $858 million for March 31, 2006, and December 31, 2005, respectively.

(b)
Past-due loans 90 days and over and accruing includes credit card receivables of $956 million and $1.1 billion, and related credit card securitizations of $913 million and $730 million at March 31, 2006, and December 31, 2005, respectively.

(c)	Represents securitized credit card receivables. For a further discussion of credit card securitizations, see Card Services on pages 23–25 of this Form 10–Q.

(d)
The credit card lending–related commitments represent the total available credit to the Firm’s cardholders. The Firm has not experienced, and does not anticipate, that all of its cardholders will exercise their entire available lines of credit at the same point in time. The Firm can reduce or cancel a credit card commitment by providing the cardholder prior notice or, in some cases, without notice as permitted by law.

(e)	Includes nonperforming HFS loans of $16 million and $27 million at March 31, 2006, and December 31, 2005, respectively.

(f)
Excludes nonperforming assets related to (i) loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by government agencies of $1.1 billion for each of March 31, 2006, and December 31, 2005, and (ii) education loans that are 90 days past due and still accruing, which are insured by government agencies under the Federal Family Education Loan Program of $0.2 billion at March 31, 2006. These amounts for GNMA and education loans are excluded, as reimbursement is proceeding normally.

(g)	Net charge-off rates exclude average loans HFS of $16 billion for both quarters ended March 31, 2006 and 2005.

Consumer credit quality trends reflect continued underlying credit quality. Total managed consumer loans as of March 31, 2006, were $337 billion, down from $340 billion at year-end 2005, reflecting the seasonal pattern and higher-than-normal customer payment rates of credit card receivables, partially offset by an increase in education loans as a result of the purchase of Collegiate Funding Services. Consumer lending-related commitments increased by 2%, to $669 billion at March 31, 2006, reflecting a general increase across most Retail Financial Services and Card Services portfolios. The following discussion relates to the specific loan and lending-related categories within the consumer portfolio:
Retail Financial Services
Loan balances for Retail Financial Services were $203 billion at March 31, 2006, an increase of $5 billion from December 31, 2005. The increase was driven primarily by the $6 billion increase in education loans as a result of the acquisition of Collegiate Funding Services on March 1, 2006. The net charge-off rate for the first quarter of 2006 was 0.27%, a decrease from 0.34% in the first quarter of 2005. The decrease reflected the benefits of stable credit trends in most consumer lending portfolios and the sale of the recreational vehicle loan portfolio in the first quarter of 2005.
The Firm proactively manages its retail credit operation. Ongoing efforts include continual review and enhancement of credit underwriting criteria and refinement of pricing and risk management models.
Home Equity: Home Equity loans on the balance sheet at March 31, 2006, were $75 billion, an increase of $1 billion from year-end 2005. The portfolio reflects a high concentration of prime quality credits. There are no products in the Home Equity portfolio that result in negative amortization.
Mortgage: Mortgage loans on the balance sheet at March 31, 2006, were $58 billion, a decrease of $1 billion from year-end 2005. Credit metrics were affected by the decision in early 2005 to retain, rather than securitize, subprime mortgage loans. Mortgage loans include some interest-only payment options to predominantly prime borrowers. There are no products in the mortgage portfolio that result in negative amortization.
Auto loans and leases: As of March 31, 2006, Auto loans and leases were $45 billion, a decrease of $1 billion from year-end 2005. The decrease in outstanding loans was caused partially by the de-emphasis of vehicle leasing, which comprised $4 billion of outstanding loans as of March 31, 2006. It is anticipated that over time vehicle leases will account for a smaller share of balance sheet receivables and exposure. The Auto loans and leases portfolio reflects a high concentration of prime quality credits.
All other loans: As of March 31, 2006, other consumer loans were $25 billion, an increase of $7 billion from year-end 2005, primarily due to an increase in Education loans as a result of the acquisition of the Collegiate Funding Services education loan portfolio. Other loans also include small business banking loans (which are highly collateralized loans, often with personal loan guarantees) and community development loans.
Card Services
JPMorgan Chase analyzes its credit card portfolio on a managed basis, which includes credit card receivables on the consolidated balance sheet and those receivables sold to investors through securitization. Managed credit card receivables were $134 billion at March 31, 2006, a decrease of $8 billion from year-end 2005, reflecting the normal seasonal pattern and higher-than-normal customer payment rates, which management believes may partially be related to the recently implemented new minimum payment rules.
The managed credit card net charge-off rate decreased to 2.99% in the first quarter of 2006 from 4.83% in the first quarter of 2005. This decrease was due primarily to lower bankruptcy-related net charge-offs, which based upon an estimate by management, was lower by $475 million following the accelerated bankruptcy filings in the fourth quarter of 2005. The 30-day delinquency rate increased to 3.10% on March 31, 2006 from 2.79% on December 31, 2005, primarily driven by accelerated loss recognition of delinquent accounts on December 31, 2005 following the significant 2005 fourth-quarter increase in bankruptcy filings. The managed credit card portfolio continues to reflect a well-seasoned portfolio that has good U.S. geographic diversification.

ALLOWANCE FOR CREDIT LOSSES

For further discussion of the components of the Allowance for credit losses, see Critical accounting estimates used by the Firm on page 81 and Note 12 on pages 107–108 of JPMorgan Chase’s 2005 Annual Report. At March 31, 2006, management deemed the allowance for credit losses to be sufficient to absorb losses that are inherent in the portfolio, including losses that are not specifically identified or for which the size of the loss has not yet been fully determined.
Summary of changes in the allowance for credit losses

Three months ended March 31,	2006			2005
(in millions)	Wholesale	Consumer	Total	Wholesale	Consumer	Total

Loans:
Beginning balance at January 1,	$2,453	$4,637	$7,090	$3,098	$4,222	$7,320
Gross charge-offs	(39)	(843)	(882)	(61)	(972)	(1,033)
Gross recoveries	59	155	214	70	147	217

Net (charge-offs) recoveries	20	(688)	(668)	9	(825)	(816)
Provision for loan losses	195	652	847	(380)	811	431
Other	—	6	6	—	—	—

Ending balance	$2,668 (a)	$4,607 (b)	$7,275	$2,727 (a)	$4,208 (b)	$6,935

Components:
Asset specific	$118	$—	$118	$385	$—	$385
Statistical component	1,713	3,288	5,001	1,448	3,113	4,561
Adjustment to statistical component	837	1,319	2,156	894	1,095	1,989

Total Allowance for loan losses	$2,668	$4,607	$7,275	$2,727	$4,208	$6,935

Lending-related commitments:
Beginning balance at January 1,	$385	$15	$400	$480	$12	$492
Provision for lending-related commitments	(16)	—	(16)	(6)	2	(4)

Ending balance	$369	$15	$384 (c)	$474	$14	$488 (d)

(a)
The ratio of the wholesale allowance for loan losses to total wholesale loans was 1.84% and 2.06%, excluding wholesale HFS loans of $19.9 billion and $5.3 billion at March 31, 2006 and 2005, respectively.

(b)
The ratio of the consumer allowance for loan losses to total consumer loans was 1.82% and 1.69%, excluding consumer HFS loans of $14.3 billion and $16.5 billion at March 31, 2006 and 2005, respectively.

(c)
Includes $49 million of asset-specific and $335 million of formula-based allowance at March 31, 2006. The formula-based allowance for lending-related commitments is based upon statistical calculation. There is no adjustment to the statistical calculation for lending-related commitments.

(d)
Includes $144 million of asset-specific and $344 million of formula-based allowance at March 31, 2005. The formula-based allowance for lending-related commitments is based upon a statistical calculation. There is no adjustment to the statistical calculation for lending-related commitments.

Excluding held-for-sale loans, the total allowance for loan losses represented 1.83% of total loans at March 31, 2006, compared with 1.84% at December 31, 2005. The wholesale component of the allowance increased to $2.7 billion as of March 31, 2006, from $2.5 billion at year-end 2005, primarily due to loan growth in the Investment Bank. The consumer allowance remained relatively unchanged from year-end 2005.
To provide for the risk of loss inherent in the Firm’s process of extending credit, management also computes an asset-specific component and a formula-based component for lending–related commitments. These components are computed using a methodology similar to that used for the wholesale loan portfolio, but modified for expected maturities and probabilities of drawdown. This allowance, which is reported in Other liabilities, was $384 million and $400 million at March 31, 2006, and December 31, 2005, respectively.
Provision for credit losses
For a discussion of the reported Provision for credit losses, see page 9 of this Form 10–Q. The managed provision for credit losses includes credit card securitizations. For the three months ended March 31, 2006, securitized credit card losses were lower compared with the prior year, primarily as a result of lower bankruptcy-related charge-offs in Card Services.

			Provision for
			lending-related		Total provision for
	Provision for loan losses		commitments		credit losses
Three months ended March 31, (in millions)	2006	2005	2006	2005	2006	2005

Investment Bank	$189	$(356)	$(6)	$(10)	$183	$(366)
Commercial Banking	16	(8)	(9)	2	7	(6)
Treasury & Securities Services	(4)	(5)	—	2	(4)	(3)
Asset & Wealth Management	(6)	(7)	(1)	—	(7)	(7)
Corporate	—	(4)	—	—	—	(4)

Total Wholesale	195	(380)	(16)	(6)	179	(386)
Retail Financial Services	85	92	—	2	85	94
Card Services	567	719	—	—	567	719

Total Consumer	652	811	—	2	652	813

Total provision for credit losses	847	431	(16)	(4)	831	427
Credit card securitizations	449	917	—	—	449	917

Total managed provision for credit losses	$1,296	$1,348	$(16)	$(4)	$1,280	$1,344

MARKET RISK MANAGEMENT

For a discussion of the Firm’s market risk management organization, see pages 75–78 of JPMorgan Chase’s 2005 Annual Report.
Value-at-risk (“VAR”)
JPMorgan Chase’s primary statistical risk measure, VAR, estimates the potential loss from adverse market moves in an ordinary market environment and provides a consistent cross-business measure of risk profiles and levels of diversification. VAR is used for comparing risks across businesses, monitoring limits, one-off approvals, and as an input to economic capital calculations. VAR provides risk transparency in a normal trading environment. Each business day the Firm undertakes a comprehensive VAR calculation that includes both its trading and its nontrading activities. VAR for nontrading activities measures the amount of potential change in the fair values of the exposures related to these activities; however, for such activities, VAR is not a measure of reported revenue since nontrading activities are generally not marked to market through earnings. The Firm calculates VAR using a one-day time horizon and an expected tail-loss methodology, which approximates a 99% confidence level. This means the Firm would expect to incur losses greater than that predicted by VAR estimates only once in every 100 trading days, or about 2.5 times a year. For a further discussion of the Firm’s VAR methodology, see pages 75–77 of JPMorgan Chase’s Annual Report.
Trading VAR
IB trading VAR by risk type and credit portfolio VAR

	2006								2005
Three months ended March 31,	Average		Minimum		Maximum		At		Average		Minimum		Maximum		At
(in millions)	VAR		VAR		VAR		March 31, 2006		VAR		VAR		VAR		March 31, 2005

By risk type:
Fixed income	$60		$47		$94		$47		$57		$46		$72		$72
Foreign exchange	20		15		30		19		23		17		30		21
Equities	32		22		39		23		18		15		21		18
Commodities and other	47		22		68		52		10		7		17		10
Less: portfolio diversification	(68)	(c)	NM	(d)	NM	(d)	(61)	(c)	(43	)(c)	NM	(d)	NM	(d)	(48	)(c)

Trading VAR(a)	$91		$76		$109		$80		$65		$53		$78		$73

Credit portfolio VAR(b)	14		13		16		14		13		12		16		13
Less: portfolio diversification	(11)	(c)	NM	(d)	NM	(d)	(10)	(c)	(8	)(c)	NM	(d)	NM	(d)	(6	)(c)

Total trading and credit portfolio VAR	$94		$75		$113		$84		$70		$57		$83		$80

(a)
Trading VAR excludes VAR related to the Firm’s private equity business and certain exposures used to manage MSRs. For a discussion of Private equity risk management and MSRs, see page 57 and Note 14 on page 80 of this Form 10–Q, respectively. Trading VAR includes substantially all trading activities in the IB; however, particular risk parameters of certain products are not fully captured, for example, correlation risk.

(b)
Includes VAR on derivative credit valuation adjustments, credit valuation adjustment hedges and mark-to-market hedges of the accrual loan portfolio, which are all reported in Principal transactions. This VAR does not include the accrual loan portfolio, which is not marked to market.

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

IB’s average total trading and credit portfolio VAR increased during the first quarter of 2006 to $94 million compared with $70 million for the same period in 2005. The increase was driven by higher VAR for commodities and equities, which also contributed to increased portfolio diversification. Total Trading VAR diversification increased to $68 million, or 43% of the sum of the components, from $43 million, or 40% of the sum of the components. In general, over the course of the year, VAR exposures can vary significantly as trading positions change, market volatility fluctuates and diversification benefits change.

VAR backtesting
To evaluate the soundness of its VAR model, the Firm conducts daily backtesting of VAR against daily financial results based upon market risk-related revenue. Market risk-related revenue is defined as the change in value of the mark-to-market trading portfolios plus any trading-related net interest income, brokerage commissions, underwriting fees or other revenue. The following histogram illustrates the daily market risk-related gains and losses for the IB trading businesses for the three months ended March 31, 2006. The chart shows that the IB posted market risk-related gains on 57 out of 65 days in this period, with 4 days exceeding $100 million. The inset graph looks at those days on which the IB experienced losses and depicts the amount by which VAR exceeded the actual loss on each of those days. Losses were sustained on 8 days, with only one day with a loss greater than $50 million, and with no loss exceeding the VAR measure.
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
Based upon the Firm’s stress scenarios, the stress test loss (pre-tax) in the IB’s trading portfolio ranged from $848 million to $1.3 billion, and from $469 million to $745 million, for the three months ended March 31, 2006, and March 31, 2005, respectively.

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
JPMorgan Chase’s 12-month pre-tax earnings sensitivity profile as of March 31, 2006, and December 31, 2005, were as follows:

	Immediate change in rates
(in millions)	+200bp	+100bp	-100bp

March 31, 2006	$(626)	$(272)	$152
December 31, 2005	265	172	(162)

The primary change in earnings-at-risk from December 31, 2005, reflects a higher level of AFS securities and other Treasury repositioning. The Firm’s risk to rising and falling interest rates is due primarily to corresponding increases and decreases in short-term funding costs.

OPERATIONAL RISK MANAGEMENT

For a discussion of JPMorgan Chase’s operational risk management, refer to page 79 of JPMorgan Chase’s 2005 Annual Report.

REPUTATION AND FIDUCIARY RISK MANAGEMENT

For a discussion of the Firm’s Reputation and Fiduciary Risk Management, see page 80 of JPMorgan Chase’s 2005 Annual Report.

PRIVATE EQUITY RISK MANAGEMENT

For a discussion of Private Equity Risk Management, see page 80 of JPMorgan Chase’s 2005 Annual Report. At March 31, 2006, the carrying value of the private equity portfolios of the JPMorgan Partners and ONE Equity Partners businesses was $6.3 billion, of which $501 million represented positions traded in the public market.

SUPERVISION AND REGULATION

The following discussion should be read in conjunction with the Supervision and Regulation section on pages 1-4 of JPMorgan Chase’s 2005 Form 10–K.
Dividends
At March 31, 2006, JPMorgan Chase’s bank subsidiaries could pay, in the aggregate, $9.1 billion in dividends to their respective bank holding companies without prior approval of their relevant banking regulators.

CRITICAL ACCOUNTING ESTIMATES USED BY THE FIRM

JPMorgan Chase’s accounting policies and use of estimates are integral to understanding its reported results. The Firm’s most complex accounting estimates require management’s judgment to ascertain the valuation of assets and liabilities. The Firm has established detailed policies and control procedures intended to ensure that valuation methods, including any judgments made as part of such methods, are well controlled, independently reviewed and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The Firm believes its estimates for determining the valuation of its assets and liabilities are appropriate. For a further description of the Firm’s critical accounting estimates involving significant management valuation judgments, see pages 81–83 and the Notes to consolidated financial statements in JPMorgan Chase’s 2005 Annual Report.
Allowance for credit losses
JPMorgan Chase’s allowance for credit losses covers the wholesale and consumer loan portfolios as well as the Firm’s portfolio of wholesale lending-related commitments. The Allowance for loan losses is intended to adjust the value of the Firm’s loan assets for probable credit losses as of the balance sheet date. For a further discussion of the methodologies used in establishing the Firm’s allowance for credit losses, see Note 12 on pages 107–108 of JPMorgan Chase’s 2005 Annual Report. The methodology for calculating the Allowance for loan losses and the Allowance for lending-related commitments involves significant judgment. For a further description of these judgments, see Allowance for credit losses on page 81 of JPMorgan Chase’s 2005 Annual Report; for amounts recorded as of March 31, 2006 and 2005, see allowance for credit losses on page 53, and Note 11 on page 74 of this Form 10–Q.
Fair value of financial instruments
A portion of JPMorgan Chase’s assets and liabilities are carried at fair value, including trading assets and liabilities, AFS securities, private equity investments and mortgage servicing rights. Held-for-sale loans and physical commodities are carried at the lower of cost or market. At March 31, 2006, approximately $427 billion of the Firm’s assets were recorded at fair value.
Trading and available-for-sale portfolios
The following table summarizes the Firm’s trading and available-for-sale portfolios by valuation methodology at March 31, 2006:

	Trading assets		Trading liabilities
	Securities		Securities		AFS
	purchased(a)	Derivatives(b)	sold(a)	Derivatives(b)	securities

Fair value based upon:
Quoted market prices	94%	1%	99%	2%	94%
Internal models with significant observable market parameters	4	96	1	96	4
Internal models with significant unobservable market parameters	2	3	—	2	2

Total	100%	100%	100%	100%	100%

(a)	Reflected as debt and equity instruments on the Firm’s Consolidated balance sheets.

(b)
Based upon gross mark-to-market valuations of the Firm’s derivatives portfolio prior to netting positions pursuant to FIN 39, as cross-product netting is not relevant to an analysis based upon valuation methodologies.

ACCOUNTING AND REPORTING DEVELOPMENTS

Accounting for Share-Based Payments
In December 2004, the FASB issued SFAS 123R, which revises SFAS 123 and supersedes APB 25. In March 2005, the Securities and Exchange Commission (“SEC”) issued SAB 107, which provides interpretive guidance on SFAS 123R. Accounting and reporting under SFAS 123R is generally similar to the SFAS 123 approach. The Firm adopted SFAS 123R on January 1, 2006, under the modified prospective method. For additional information related to SFAS 123R, see Note 6 on pages 68–71 of this Form 10–Q.
Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140
In February 2006, the FASB issued SFAS 155, which applies to certain “hybrid financial instruments,” which are instruments that contain embedded derivatives. The new standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. It also permits an election for fair value remeasurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS 133. The Firm adopted this standard effective January 1, 2006. For additional information related to SFAS 155, see Note 1 on page 64 of this Form 10–Q.
Accounting for Servicing of Financial Assets
In the first quarter of 2006, the FASB issued SFAS 156, which is effective as of the beginning of the first fiscal year beginning after September 15, 2006, with early adoption permitted. JPMorgan Chase has elected to adopt the standard effective January 1, 2006. The standard permits an entity a one-time irrevocable election to adopt fair value accounting for a class of servicing assets. The Firm has defined MSRs as one class of servicing assets for this election. For additional information related to the Firm’s adoption of SFAS 156 with respect to MSRs, see Note 14 on page 80 of this Form 10-Q.
Accounting for Variable Interest Entities
In April 2006, the FASB issued FSP FIN 46(R)-6, which requires an analysis of the design of a VIE in determining the variability to be considered in the application of FIN 46(R). The guidance in this FSP will be applied prospectively as of July 1, 2006 to all entities with which the Firm first becomes involved after such date and to all entities previously required to be analyzed under FIN 46(R) when a reconsideration event occurs after such date. The Firm expects to arrive at similar consolidation conclusions under the FSP as those reached currently under FIN 46(R).

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in millions, except per share data)

	Three months ended March 31,
	2006	2005

Revenue
Investment banking fees	$1,169	$993
Principal transactions	2,602	2,636
Lending & deposit related fees	841	820
Asset management, administration and commissions	2,973	2,498
Securities gains (losses)	(116)	(822)
Mortgage fees and related income	241	362
Credit card income	1,910	1,734
Other income	556	201

Noninterest revenue	10,176	8,422

Interest income	13,301	10,632
Interest expense	8,241	5,407

Net interest income	5,060	5,225

Total net revenue	15,236	13,647

Provision for credit losses	831	427

Noninterest expense
Compensation expense	5,600	4,702
Occupancy expense	602	525
Technology and communications expense	874	920
Professional & outside services	888	1,074
Marketing	519	483
Other expense	834	1,705
Amortization of intangibles	364	383
Merger costs	71	145

Total noninterest expense	9,752	9,937

Income before income tax expense	4,653	3,283
Income tax expense	1,572	1,019

Net income	$3,081	$2,264

Net income applicable to common stock	$3,077	$2,259

Net income per common share
Basic earnings per share	$0.89	$0.64
Diluted earnings per share	0.86	0.63

Average basic shares	3,472.7	3,517.5
Average diluted shares	3,570.8	3,569.8

Cash dividends per common share	$0.34	$0.34

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share data)

	March 31,	December 31,
	2006	2005

Assets
Cash and due from banks	$36,903	$36,670
Deposits with banks	10,545	21,661
Federal funds sold and securities purchased under resale agreements	153,755	133,981
Securities borrowed	93,280	74,604
Trading assets (including assets pledged of $86,839 at March 31, 2006, and $79,657 at December 31, 2005)	312,025	298,377
Securities:
Available-for-sale (including assets pledged of $40,445 at March 31, 2006, and $17,614 at December 31, 2005)	67,054	47,523
Held-to-maturity (fair value: $74 at March 31, 2006, and $80 at December 31, 2005)	72	77
Interests in purchased receivables	29,029	29,740

Loans	432,081	419,148
Allowance for loan losses	(7,275)	(7,090)

Loans, net of Allowance for loan losses	424,806	412,058

Private equity investments	6,499	6,374
Accrued interest and accounts receivable	21,657	22,421
Premises and equipment	8,985	9,081
Goodwill	43,899	43,621
Other intangible assets:
Mortgage servicing rights	7,539	6,452
Purchased credit card relationships	3,243	3,275
All other intangibles	4,832	4,832
Other assets	49,159	48,195

Total assets	$1,273,282	$1,198,942

Liabilities
Deposits:
U.S. offices:
Noninterest-bearing	$128,982	$135,599
Interest-bearing	309,779	287,774
Non-U.S. offices:
Noninterest-bearing	6,591	7,476
Interest-bearing	139,113	124,142

Total deposits	584,465	554,991

Federal funds purchased and securities sold under repurchase agreements	151,006	125,925
Commercial paper	15,933	13,863
Other borrowed funds	14,400	10,479
Trading liabilities	160,098	145,930
Accounts payable, accrued expenses and other liabilities (including the Allowance for lending-related commitments of $384 at March 31, 2006, and $400 at December 31, 2005)	73,693	78,460
Beneficial interests issued by consolidated VIEs	42,237	42,197
Long-term debt (including structured notes accounted for at fair value of $8.4 billion at March 31, 2006)	112,133	108,357
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	10,980	11,529

Total liabilities	1,164,945	1,091,731

Commitments and contingencies (see Note 17 of this Form 10–Q)
Stockholders’ equity
Preferred stock	—	139
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 3,644,744,120 shares and 3,618,189,597 shares at March 31, 2006, and December 31, 2005, respectively)	3,645	3,618
Capital surplus	76,153	74,994
Retained earnings	35,892	33,848
Accumulated other comprehensive income (loss)	(1,017)	(626)
Treasury stock, at cost (171,793,672 shares at March 31, 2006, and 131,500,350 shares at December 31, 2005)	(6,336)	(4,762)

Total stockholders’ equity	108,337	107,211

Total liabilities and stockholders’ equity	$1,273,282	$1,198,942

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(in millions, except per share data)

	Three months ended March 31,
	2006	2005

Preferred stock
Balance at beginning of the year	$139	$339
Redemption of preferred stock	(139)	—

Balance at end of period	—	339

Common stock
Balance at beginning of year	3,618	3,585
Issuance of common stock	27	13

Balance at end of period	3,645	3,598

Capital surplus
Balance at beginning of year	74,994	72,801
Issuance of common stock and commitments to issue common stock for employee stock-based awards and related tax effects	1,159	593

Balance at end of period	76,153	73,394

Retained earnings
Balance at beginning of year	33,848	30,209
Cumulative effect of change in accounting principles	172	—

Balance at beginning of year, adjusted	34,020	30,209
Net income	3,081	2,264
Cash dividends declared:
Preferred stock	(4)	(5)
Common stock ($0.34 per share each period)	(1,205)	(1,215)

Balance at end of period	35,892	31,253

Accumulated other comprehensive income (loss)
Balance at beginning of year	(626)	(208)
Other comprehensive income (loss)	(391)	(415)

Balance at end of period	(1,017)	(623)

Treasury stock, at cost
Balance at beginning of year	(4,762)	(1,073)
Purchase of treasury stock	(1,291)	(1,316)
Share repurchases related to employee stock-based awards	(283)	(232)

Balance at end of period	(6,336)	(2,621)

Total stockholders’ equity at end of period	$108,337	$105,340

Comprehensive income
Net income	$3,081	$2,264
Other comprehensive income (loss)	(391)	(415)

Comprehensive income	$2,690	$1,849

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Three months ended March 31,
	2006	2005

Operating activities
Net income	$3,081	$2,264
Adjustments to reconcile net income to net cash (used in) operating activities:
Provision for credit losses	831	427
Depreciation and amortization	837	1,165
Deferred tax provision	554	462
Investment securities (gains) losses	116	822
Private equity unrealized (gains) losses	(84)	(201)
Stock-based compensation	839	381
Net change in:
Trading assets	(9,330)	545
Securities borrowed	(18,676)	(5,746)
Accrued interest and accounts receivable	848	338
Other assets	(2,459)	(6,974)
Trading liabilities	11,383	(472)
Accounts payable, accrued expenses and other liabilities	(6,330)	(4,730)
Other operating adjustments	222	184

Net cash (used in) operating activities	(18,168)	(11,535)

Investing activities
Net change in:
Deposits with banks	11,405	7,465
Federal funds sold and securities purchased under resale agreements	(19,774)	(31,239)
Other change in loans	(40,394)	(22,732)
Held-to-maturity securities:
Proceeds	5	9
Available-for-sale securities:
Proceeds from maturities	6,456	8,703
Proceeds from sales	30,369	28,232
Purchases	(56,931)	(19,543)
Proceeds due to the sale and securitization of loans	33,180	21,373
Net cash (used) received in business acquisitions	(663)	(304)
All other investing activities, net	873	1,374

Net cash (used in) investing activities	(35,474)	(6,662)

Financing activities
Net change in:
Deposits	25,483	6,377
Federal funds purchased and securities sold under repurchase agreements	25,081	9,275
Commercial paper and other borrowed funds	943	1,543
Proceeds from the issuance of long-term debt and capital debt securities	12,354	15,796
Repayments of long-term debt and capital debt securities	(9,316)	(9,903)
Net issuance of stock and stock-based awards	393	190
Excess tax benefits related to stock-based compensation	135	—
Redemption of preferred stock	(139)	—
Treasury stock purchased	(1,291)	(1,316)
Cash dividends paid	(1,215)	(1,227)
All other financing activities, net	1,393	8

Net cash provided by financing activities	53,821	20,743

Effect of exchange rate changes on cash and due from banks	54	(121)
Net increase in cash and due from banks	233	2,425
Cash and due from banks at the beginning of the year	36,670	35,168

Cash and due from banks at the end of the period	$36,903	$37,593

Cash interest paid	$8,395	$5,191
Cash income taxes paid	234	1,187

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

See Glossary of Terms on pages 88–89 of this Form 10–Q for definitions of terms used throughout the Notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 – BASIS OF PRESENTATION
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States, with operations worldwide. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing, investment management, private banking and private equity. For a discussion of the Firm’s business segment information, see Note 20 on pages 84–86 of this Form 10–Q.
The accounting and financial reporting policies of JPMorgan Chase and its subsidiaries conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and prevailing industry practices. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The unaudited consolidated financial statements prepared in conformity with U.S. GAAP require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and disclosures of contingent assets and liabilities. Actual results could be different from these estimates. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in JPMorgan Chase’s Annual Report on Form 10–K for the year ended December 31, 2005 (“2005 Annual Report”).
Certain amounts in the prior periods have been reclassified to conform to the current presentation.
Accounting for certain hybrid financial instruments
SFAS 155 applies to certain “hybrid financial instruments” which are instruments that contain embedded derivatives. The standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. SFAS 155 also permits an election for fair value measurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS 133. The fair value election can be applied to existing instruments on an instrument-by-instrument basis at the date of adoption and can be applied to new instruments on a prospective basis.
The Firm adopted SFAS 155 effective January 1, 2006. The Firm has elected to fair value all instruments issued, acquired or modified after December 31, 2005, that are required to be bifurcated under SFAS 133/149 and SFAS 155. In addition, the Firm elected to fair value certain structured notes existing as of December 31, 2005, resulting in a $22 million cumulative effect increase to Retained earnings. The cumulative effect adjustment includes gross unrealized gains of $29 million and gross unrealized losses of $7 million.
The substantial majority of the structured notes to which the fair value election has been applied are classified in Long-term debt on the Consolidated balance sheets. The change in fair value associated with structured notes is classified within Principal transactions on the Consolidated statements of income.
NOTE 2 – BUSINESS CHANGES AND DEVELOPMENTS
Acquisition of the consumer, small-business and middle-market banking businesses of The Bank of New York in exchange for the corporate trust business
On April 8, 2006, JPMorgan Chase announced an agreement to acquire The Bank of New York’s consumer, small-business and middle-market banking businesses in exchange for the Firm’s corporate trust business plus a cash payment of $150 million. The Bank of New York businesses being acquired are valued at a premium of $2.30 billion; the Firm’s corporate trust business being sold is valued at a premium of $2.15 billion. The Firm may also make a future payment to The Bank of New York of up to $50 million depending on the number of new account openings at the Firm’s retail business. The transaction has been approved by both companies’ boards of directors and is subject to regulatory approvals. It is expected to close in late third quarter or the fourth quarter of 2006.
Acquisition of Kohl’s private label credit card portfolio
On March 5, 2006, JPMorgan Chase entered into an agreement with Kohl’s Corporation (“Kohl’s”) to acquire $1.6 billion of Kohl’s private label credit card receivables and 13 million accounts. The transaction was completed on April 21, 2006. JPMorgan Chase and Kohl’s have also entered into an agreement under which JPMorgan Chase will offer private label credit cards to both new and existing Kohl’s customers.

Collegiate Funding Services
On March 1, 2006, JPMorgan Chase acquired, for approximately $663 million, Collegiate Funding Services, a leader in education loan servicing and consolidation. This acquisition included $6 billion of education loans and enables the Firm to create a comprehensive education finance business.
Acquisition of certain operations from Paloma Partners
On March 1, 2006, JPMorgan Chase acquired the middle and back office operations of Paloma Partners Management Company (“Paloma”), which is part of a privately-owned investment fund management group based in Greenwich, CT. The parties have also entered into a multi-year contract pursuant to which JPMorgan Chase will provide daily operational services to Paloma. The acquired operations will be combined with JPMorgan Chase’s current hedge fund administration unit, JPMorgan Tranaut.
JPMorgan and Fidelity Brokerage Company
On February 28, 2006, the Firm announced a strategic alliance with Fidelity Brokerage to become the exclusive provider of new issue equity securities and the primary provider of fixed income products to Fidelity’s brokerage clients and retail customers, effectively expanding the Firm’s existing distribution platform.
Sale of insurance underwriting business
On February 7, 2006, JPMorgan Chase announced that it had agreed to sell its life insurance and annuity underwriting businesses to Protective Life Corporation for a cash purchase price of approximately $1.2 billion. The sale, which includes both the heritage Chase insurance business and the life business that Bank One had bought from Zurich Insurance in 2003, is subject to normal regulatory approvals and is expected to close in the third quarter of 2006. JPMorgan Chase anticipates the transaction will have no material impact on earnings.
NOTE 3—PRINCIPAL TRANSACTIONS
Principal transactions is a new caption, effective January 1, 2006, in the Consolidated income statements. Principal transactions revenue consists of realized and unrealized gains and losses from trading activities including physical commodities inventories that are accounted for at the lower of cost or market, primarily in the Investment Bank, and Private equity gains (losses), primarily in the private equity business of Corporate. The prior period presentation of Trading revenue and Private equity gains (losses) have been reclassified to this new caption. The following table presents Principal transactions revenue:

	Three months ended March 31,
(in millions)	2006	2005

Trading revenue	$2,343	$1,859
Private equity gains (losses)	259	777

Principal transactions	$2,602	$2,636

For a discussion of the accounting policies related to Trading assets and Trading liabilities and Private equity investments, see Notes 3 and 9 on pages 94 and 103–105, respectively, of JPMorgan Chase’s 2005 Annual Report.

Trading assets and liabilities
The following table presents the fair value of Trading assets and Trading liabilities for the dates indicated:

	March 31,	December 31,
(in millions)	2006	2005

Trading assets
Debt and equity instruments:
U.S. government and federal agency obligations	$16,018	$16,283
U.S. government-sponsored enterprise obligations	18,175	24,172
Obligations of state and political subdivisions	7,650	9,887
Certificates of deposit, bankers’ acceptances and commercial paper	9,169	5,652
Debt securities issued by non-U.S. governments	53,049	48,671
Corporate securities and other	155,214	143,925

Total debt and equity instruments	259,275	248,590

Derivative receivables: (a)
Interest rate	31,328	30,416
Foreign exchange	2,179	2,855
Equity	6,813	5,575
Credit derivatives	3,881	3,464
Commodity	8,549	7,477

Total derivative receivables	52,750	49,787

Total trading assets	$312,025	$298,377

Trading liabilities
Debt and equity instruments(b)	$104,160	$94,157

Derivative payables:(a)
Interest rate	28,095	28,488
Foreign exchange	3,265	3,453
Equity	14,656	11,539
Credit derivatives	2,904	2,445
Commodity	7,018	5,848

Total derivative payables	55,938	51,773

Total trading liabilities	$160,098	$145,930

(a)
Included in Trading assets and Trading liabilities are the reported receivables (unrealized gains) and payables (unrealized losses) related to derivatives. These amounts include the derivative assets and liabilities net of cash received and paid of $22.7 billion and $17.5 billion at March 31, 2006, and $26.7 billion and $18.9 billion at December 31, 2005, respectively, under legally enforceable master netting agreements.

(b)	Primarily represents securities sold, not yet purchased.
The following table presents the carrying value and cost of the Private Equity investment portfolio for the dates indicated:

	March 31, 2006		December 31, 2005
(in millions)	Carrying value	Cost	Carrying value	Cost

Total private equity investments	$6,499	$8,104	$6,374	$8,036

NOTE 4 – INTEREST INCOME AND INTEREST EXPENSE
Details of Interest income and Interest expense were as follows:

	Three months ended March 31,
(in millions)	2006	2005

Interest income
Loans	$7,497	$6,034
Securities	748	1,078
Trading assets	2,550	2,232
Federal funds sold and securities purchased under resale agreements	1,543	727
Securities borrowed	385	221
Deposits with banks	247	154
Interests in purchased receivables	331	186

Total interest income	13,301	10,632
Interest expense
Interest-bearing deposits	3,665	1,997
Short-term and other liabilities	2,934	2,214
Long-term debt	1,235	924
Beneficial interests issued by consolidated VIEs	407	272

Total interest expense	8,241	5,407

Net interest income	5,060	5,225
Provision for credit losses	831	427

Net interest income after provision for credit losses	$4,229	$4,798

NOTE 5 – PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
For a discussion of JPMorgan Chase’s pension and OPEB plans, see Note 6 on pages 96–100 of JPMorgan Chase’s 2005 Annual Report. The following table presents the components of net periodic benefit costs reported in the Consolidated statements of income for the Firm’s U.S. and non-U.S. defined benefit pension and OPEB plan:

	Pension plans
	U.S.		Non-U.S.		OPEB
Three months ended March 31, (in millions)	2006	2005	2006	2005	2006	2005

Components of net periodic benefit cost
Benefits earned during the period	$68	$75	$7	$5	$2	$4
Interest cost on benefit obligations	107	108	28	26	18	21
Expected return on plan assets	(173)	(173)	(29)	(27)	(23)	(22)
Amortization of unrecognized amounts:
Prior service cost	1	2	—	—	(5)	1
Net actuarial loss	3	—	10	10	6	—
Curtailment loss	—	—	1	—	—	—

Subtotal	6	12	17	14	(2)	4

Other defined benefit pension plans(a)	6	7	10	9	—	—

Total defined benefit pension plans	12	19	27	23	(2)	4
Defined contribution plans	59	61	44	45	—	—

Total pension and other postretirement benefit expense	$71	$80	$71	$68	$(2)	$4

(a)
Includes U.S. defined benefit pension plans not subject to Title IV of the Employee Retirement Income Security Act of 1974 (e.g., Excess Retirement Plan) and immaterial non-U.S. defined benefit pension plans.

The fair value of plan assets for the U.S. pension and OPEB plans and material non-U.S. pension plans was $11.1 billion and $2.3 billion, respectively, as of March 31, 2006, and $10.9 billion and $2.2 billion, respectively, as of December 31, 2005.

NOTE 6 – EMPLOYEE STOCK-BASED INCENTIVES
The Firm has granted restricted stock, restricted stock units (“RSUs”), stock options, and stock-settled stock appreciation rights (“SARs”) to certain of its employees, as further discussed below. The Firm’s policy for issuing shares upon settlement of employee share-based payment awards is to issue either new shares of common stock or treasury shares. For the three months ended March 31, 2006, the Firm issued new shares of common stock to settle employee share-based payment awards.
Key employee stock-based awards
Effective May 17, 2005, the Firm adopted the 2005 Long-Term Incentive Plan (the “2005” Plan”). The 2005 Plan replaces three previous stock compensation plans (collectively, the “LTI Plans”). Under the terms of the 2005 Plan, 275 million shares of common stock are available for issuance during its five-year term. The 2005 Plan is the only plan under which the Firm is currently granting stock-based incentive awards.
Restricted stock and restricted stock units
Restricted stock and RSUs were granted under the LTI Plans at no cost to the recipient. These awards are subject to forfeiture until certain restrictions have lapsed, including continued employment for a specified period. The recipient of a share of restricted stock is entitled to voting rights and dividends on the common stock. An RSU entitles the recipient to receive a share of common stock after the applicable restrictions lapse; the recipient is entitled to receive cash payments equivalent to any dividends paid on the underlying common stock during the period the RSU is outstanding. Effective January 2005, the equity portion of the Firm’s annual incentive awards is granted primarily in the form of RSUs.
Compensation expense for restricted stock and RSUs is measured based upon the number of shares granted multiplied by the stock price at the grant date, and is recognized in earnings over the required service period.
The following table summarizes JPMorgan Chase’s restricted stock and RSU activity for the three months ended March 31, 2006:

(in thousands, except weighted average data)	Shares	Weighed average fair value

Restricted stock / RSUs outstanding, January 1	84,604	$35.22
Granted	41,988	39.16
Lapsed(a)	(30,610)	30.45
Forfeited	(2,732)	43.20

Restricted stock / RSUs outstanding, March 31	93,250	$38.32

(a)	Lapsed awards represent awards granted in prior years for which, in the case of restricted stock restrictions have lapsed and, in the case of RSUs, the awards have been converted into common stock.
The total fair value of shares vested during the three months ended March 31, 2006, and March 31, 2005, was $932.0 million and $982.7 million, respectively.
Key employee stock options and SARs
Under the LTI Plans, stock options and SARs are granted with an exercise price equal to JPMorgan Chase’s common stock price on the grant date. Generally, options and SARs cannot be exercised until at least one year after the grant date and become exercisable over various periods as determined at the time of the grant. These awards generally expire 10 years after the grant date.
The Firm uses the Black-Scholes valuation model to estimate the fair value of all stock options and SARs. Compensation expense, which is measured at the grant-date as the fair value of stock options and SARs, is recognized in earnings on a straight-line basis over the required service period.

The following table summarizes JPMorgan Chase’s option and SARs activity for the three months ended March 31, 2006:

(in thousands, except	Number of	Weighted-average	Weighted-average remaining	Aggregate
weighted-average data)	options/SARs	exercise price	contractual life (in years)	intrinsic value

Outstanding, January 1	338,575	$37.93
Granted	670	40.25
Exercised	(17,175)	28.12
Forfeited	(323)	36.61
Cancelled	(1,772)	46.89

Outstanding, March 31	319,975	$38.42	4.9	$2,000,498
Exercisable, March 31	285,095	38.89	4.5	1,749,350

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006, and March 31, 2005, was $11.83 and $12.10, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006, and March 31, 2005, was $213.7 million and $94.4 million, respectively.
Broad-based employee stock options
No broad-based employee stock options were granted in 2005, or in the three months ended March 31, 2006. In prior years, awards were granted by JPMorgan Chase under the Value Sharing Plan, a nonshareholder-approved plan. For each grant, the exercise price was equal to JPMorgan Chase’s common stock price on the grant date. The options became exercisable over various periods and generally expire 10 years after the grant date.
The following table presents a summary of JPMorgan Chase’s broad-based employee stock option activity for the three months ended March 31, 2006:

(in thousands, except	Number of	Weighted-average	Weighted-average remaining	Aggregate
weighted-average data)	options	exercise price	contractual life (in years)	intrinsic value

Outstanding, January 1	105,582	$40.78
Granted	—	—
Exercised	(2,468)	25.46
Forfeited	(410)	37.83
Cancelled	(484)	46.08

Outstanding, March 31	102,220	$41.14	4.3	$395,988
Exercisable, March 31	76,787	42.46	3.8	280,862

The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005, was $36.4 million and $15.1 million, respectively.
Compensation expense related to stock-based incentives
JPMorgan Chase adopted SFAS 123, effective January 1, 2003, using the prospective transition method. SFAS 123 requires all stock-based compensation awards, including stock options and “SARs”, to be accounted for at fair value. Unmodified stock options that were outstanding as of December 31, 2002, continued to be accounted for under APB 25 through December 31, 2005, using the intrinsic value method. Under this method, no expense was recognized for stock options or SARs granted at an exercise price equal to the stock price on the grant date, since such options have no intrinsic value.
Effective January 1, 2006, the Firm adopted SFAS 123R and all related interpretations using the modified prospective transition method. SFAS 123R requires all share-based payments to employees, including employee stock options and SARs, to be recognized in the income statement at their fair values. Results for prior periods have not been restated. The Firm also adopted the transition election provided by FSP FAS 123(R)-3.
Upon adopting SFAS 123R, the Firm began to recognize in the income statement compensation expense for unvested stock options previously accounted for under APB 25. Additionally, the Firm recognized as compensation expense an immaterial cumulative effect adjustment resulting from the requirement to estimate forfeitures at the grant date instead of recognizing them as incurred. Prior to adopting SFAS 123R, the Firm’s accounting policy for share-based payment awards granted to retirement-eligible employees was to recognize compensation cost over the awards’ stated service period. For awards granted to retirement-eligible employees in January 2006, which are subject to SFAS 123R, the Firm recognized compensation expense on the grant date without giving consideration to the impact of post-employment restrictions. The Firm also began to accrue in the first quarter of 2006 the estimated cost of stock awards to be granted to retirement-eligible employees in January 2007. The incremental expense in the first quarter of 2006 related to the Firm’s adoption of SFAS 123R was $458.7 million. This amount represents a noncash charge and an accelerated recognition of costs that would otherwise have been incurred in future periods.

The Firm recognized noncash compensation expense related to its various employee stock-based incentives of $839.2 million (including the $458.7 million incremental impact of adopting SFAS 123R) and $380.9 million for the quarters ended March 31, 2006, and March 31, 2005, respectively, in its Consolidated statements of income. The total income tax benefit related to stock-based compensation arrangements recognized in the Firm’s Consolidated statements of income for the quarter ended March 31, 2006 and March 31, 2005, was $335.7 million and $152.4 million, respectively. At March 31, 2006, $1.8 billion of compensation cost related to unvested awards has not yet been charged to earnings. That cost is expected to be recognized over a weighted average period of 1.5 years. The Firm does not capitalize any compensation cost related to share-based payment awards to employees.
As a result of adopting SFAS 123R on January 1, 2006, the Firm’s Income before income tax expense and Net income for the three months ended March 31, 2006, are lower by $458.7 million and $285 million, respectively, than if the Firm had continued to account for share-based compensation under APB 25 and SFAS 123. The Firm’s reported basic and diluted earnings per share for the three months ended March 31, 2006, were $0.89 and $0.86, respectively. Had the Firm not adopted SFAS 123R, basic and diluted earnings per share for the three months ended March 31, 2006, would have been $0.97 and $0.94, respectively.
The Firm’s share-based payment awards generally have graded vesting schedules, with typically two vesting tranches: 50 percent vests in two years, and 50 percent vests in three years. The Firm separately recognizes compensation expense for each tranche of each award as if it were a separate award with its own vesting date. For each tranche granted (other than those granted to employees who either are or will become retirement eligible during the stated vesting period), compensation expense is recognized on a straight-line basis from the grant date until the vesting date of the respective tranche.
In December 2005, the Firm accelerated the vesting of approximately 41 million unvested, out-of-the-money employee stock options granted in 2001 under the Growth and Performance Incentive Program (“GPIP”), which were scheduled to vest in January 2007. These options were not modified other than to accelerate vesting. The related expense was approximately $145 million, and was recognized as compensation expense in the fourth quarter of 2005. The Firm believed that at the time the options were accelerated they had limited economic value since the exercise price of the accelerated options was $51.22 and the closing price of the Firm’s common stock on the effective date of the acceleration was $39.69.
Cash flows and tax benefits
Prior to adopting SFAS 123R, the Firm presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in its Consolidated statements of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation expense recognized for those options (i.e., excess tax benefits) to be classified as financing cash flows. The $134.7 million of excess tax benefits classified as a financing cash inflow in the quarter ended March 31, 2006, would have been classified as an operating cash inflow if the Firm had not adopted SFAS 123R. Cash received from option exercise under all share-based payment arrangements for the quarters ended March 31, 2006, and March 31, 2005, was $534.2 million and $173.4 million, respectively. The actual tax benefit realized related to tax deductions from the exercise of options totaled $51.4 million and $16.6 million, for the quarters ended March 31, 2006, and March 31, 2005, respectively.
Comparison of the fair and intrinsic value measurement methods
The following table presents net income and basic and diluted earnings per share as reported, and as if all outstanding awards were accounted for at fair value for 2005 only, as all share-based payments in 2006 were accounted for at fair value.

Three months ended March 31,
(in millions, except per share data)	2005

Net income as reported	$2,264
Add: Employee stock-based compensation expense included in reported net income, net of related tax effects	229
Deduct: Employee stock-based compensation expense determined under the fair-value method for all awards, net of related tax effects	(289)

Pro forma net income	$2,204

Earnings per share:
Basic: As reported	$0.64
Pro forma	0.62
Diluted: As reported	$0.63
Pro forma	0.62

The following table presents the assumptions used to value key employee stock options and SARs granted during the period under a Black-Scholes valuation model:

Three months ended March 31	2006	2005

Weighted-average annualized valuation assumptions
Risk-free interest rate	4.41%	4.23%
Expected dividend yield	3.38	3.55
Expected common stock price volatility	36	41
Expected life (in years)	7.0	6.8

Prior to the adoption of SFAS 123R, the Firm used the historical volatility of its common stock price as the expected volatility assumption in valuing options. The Firm is currently evaluating whether the implied volatility of actively traded options on its own stock would represent a better valuation assumption.
The expected life assumption is an estimate of the length of time that an employee might hold an option before option exercise, option expiration or employment termination. The expected life assumption was developed using historical experience.
NOTE 7 – NONINTEREST EXPENSE
In the first quarter of 2006, Other expense includes insurance recoveries relating to certain material litigation of $98 million. In the first quarter of 2005, a litigation reserve charge of $900 million, relating to the settlement of WorldCom class action, was included in Other expense.
Merger costs
A summary of Merger costs by expense category is shown in the following table:

	Three months ended March 31,
(in millions)	2006	2005

Expense category
Compensation	$4	$55
Technology and communications and other	67	90

Total(a)	$71	$145

(a)	All of the costs in the table require the expenditure of cash.
The table below shows the change in the liability balance related to the costs associated with the Merger:

(in millions)	2006	2005

Liability balance, January 1	$797	$952
Recorded as merger costs	71	145
Liability utilized	(133)	(180)

Liability balance, March 31	$735	$917

NOTE 8 – SECURITIES
For a discussion of accounting policies relating to Securities, see Note 9 on pages 103–105 of JPMorgan Chase’s 2005 Annual Report. The following table presents realized gains and losses from AFS securities:

	Three months ended March 31,
(in millions)	2006	2005

Realized gains	$101	$101
Realized losses	(217)	(923)

Securities gains (losses)	$(116)	$(822)

The amortized cost and estimated fair value of AFS and held-to-maturity securities were as follows for the dates indicated:

	March 31, 2006				December 31, 2005
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(in millions)	cost	gains	losses	value	cost	gains	losses	value

Available-for-sale securities
U.S. government and federal agency obligations:
U.S. treasuries	$5,890	$2	$32	$5,860	$4,245	$24	$2	$4,267
Mortgage-backed securities	71	3	1	73	80	3	—	83
Agency obligations	82	7	—	89	165	16	—	181
Collateralized mortgage obligations	25	—	—	25	4	—	—	4
U.S. government-sponsored enterprise obligations	41,703	55	1,070	40,688	22,604	9	596	22,017
Obligations of state and political subdivisions	663	18	8	673	712	21	7	726
Debt securities issued by non-U.S. governments	5,491	5	37	5,459	5,512	12	18	5,506
Corporate debt securities	5,934	12	115	5,831	5,754	39	74	5,719
Equity securities	3,055	115	3	3,167	3,179	110	7	3,282
Other, primarily asset-backed securities(a)	5,150	68	29	5,189	5,738	23	23	5,738

Total available-for-sale securities	$68,064	$285	$1,295	$67,054	$47,993	$257	$727	$47,523

Held-to-maturity securities(b)
Total held-to-maturity securities	$72	$2	$—	$74	$77	$3	$—	$80

(a)	Includes collateralized mortgage obligations of private issuers, which generally have underlying collateral consisting of obligations of the U.S. government and federal agencies and corporations.

(b)	Consists primarily of mortgage-backed securities.
NOTE 9 – SECURITIES FINANCING ACTIVITIES
For a discussion of the accounting policies relating to Securities financing activities, see Note 10 on pages 105–106 of JPMorgan Chase’s 2005 Annual Report. The following table details the components of Securities financing activities at each of the dates indicated:

(in millions)	March 31, 2006	December 31, 2005

Securities purchased under resale agreements	$147,111	$129,570
Securities borrowed	93,280	74,604

Securities sold under repurchase agreements	$129,238	$103,052
Securities loaned	14,170	14,072

JPMorgan Chase pledges certain financial instruments the Firm owns to collateralize repurchase agreements and other securities financings. Pledged securities that can be sold or repledged by the secured party are identified as financial instruments owned (pledged to various parties) on the Consolidated balance sheets.
At March 31, 2006, the Firm had received securities as collateral that could be repledged, delivered or otherwise used with a fair value of approximately $347 billion. This collateral was generally obtained under resale or securities borrowing agreements. Of these securities, approximately $330 billion were repledged, delivered or otherwise used, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales.

NOTE 10 – LOANS
For a discussion of the accounting policies relating to Loans, see Note 11 on pages 106–107 of JPMorgan Chase’s 2005 Annual Report. The composition of the loan portfolio at each of the dates indicated was as follows:

(in millions)	March 31, 2006	December 31, 2005

U.S. wholesale loans:
Commercial and industrial	$73,830	$70,233
Real estate	12,980	13,612
Financial institutions	13,163	11,100
Lease financing receivables	2,513	2,621
Other	16,015	14,499

Total U.S. wholesale loans	118,501	112,065

Non-U.S. wholesale loans:
Commercial and industrial	33,456	27,452
Real estate	1,397	1,475
Financial institutions	10,375	7,975
Lease financing receivables	1,070	1,144

Total non-U.S. wholesale loans	46,298	38,046

Total wholesale loans:(a)
Commercial and industrial	107,286	97,685
Real estate(b)	14,377	15,087
Financial institutions	23,538	19,075
Lease financing receivables	3,583	3,765
Other	16,015	14,499

Total wholesale loans	164,799	150,111

Total consumer loans:(c)
Home equity	75,241	73,866
Mortgage	57,690	58,959
Auto loans and leases	44,600	46,081
All other loans	25,060	18,393
Credit card receivables(d)	64,691	71,738

Total consumer loans	267,282	269,037
Total loans(e)(f)(g)	$432,081	$419,148

(a)	Includes Investment Bank, Commercial Banking, Treasury & Securities Services and Asset & Wealth Management.

(b)
Represents credits extended for real estate–related purposes to borrowers who are primarily in the real estate development or investment businesses and for which the primary repayment is from the sale, lease, management, operations or refinancing of the property.

(c)	Includes Retail Financial Services and Card Services.

(d)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.

(e)	Loans are presented net of unearned income of $2.7 billion and $3.0 billion at March 31, 2006, and December 31, 2005, respectively.

(f)	Includes loans held-for-sale (primarily related to securitization and syndication activities) of $34.2 billion at both March 31, 2006, and December 31, 2005.

(g)	Amounts are presented gross of the Allowance for loan losses.
The following table reflects information about the Firm’s loans held-for-sale, principally mortgage-related:

	Three months ended March 31,
(in millions)	2006	2005

Net gains on sales of loans held-for-sale	$164	$152
Lower of cost or market adjustments	(85)	(126)

NOTE 11– ALLOWANCE FOR CREDIT LOSSES
For a discussion of the Allowance for credit losses and the related accounting policies, see Note 12 on pages 107–108 of JPMorgan Chase’s 2005 Annual Report. The table below summarizes the changes in the Allowance for loan losses:

	Three months ended March 31,
(in millions)	2006	2005

Allowance for loan losses at January 1	$7,090	$7,320

Gross charge-offs	(882)	(1,033)
Gross recoveries	214	217

Net charge-offs	(668)	(816)
Provision for loan losses	847	431
Other	6	—

Allowance for loan losses at March 31	$7,275 (a)	$6,935 (b)

(a)
Includes $118 million of asset-specific and $7.2 billion of formula-based allowance. Included within the formula-based allowance was $5.0 billion related to a statistical calculation and an adjustment to the statistical calculation of $2.2 billion.

(b)
Includes $385 million of asset-specific and $6.5 billion of formula-based allowance. Included within the formula-based allowance was $4.5 billion related to a statistical calculation and an adjustment to the statistical calculation of $2.0 billion.

The table below summarizes the changes in the Allowance for lending-related commitments:

	Three months ended March 31,
(in millions)	2006	2005

Allowance for lending-related commitments at January 1	$400	$492
Provision for lending-related commitments	(16)	(4)

Allowance for lending-related commitments at March 31(a)	$384	$488

(a)
At March 31, 2006, includes $49 million of asset-specific and $335 million of formula-based allowance. At March 31, 2005, includes $144 million of asset-specific and $344 million of formula-based allowance. The formula-based allowance for lending-related commitments is based upon a statistical calculation. There is no adjustment to the statistical calculation for lending-related commitments.

NOTE 12 – LOAN SECURITIZATIONS
For a discussion of the accounting policies relating to loan securitizations, see Note 13 on pages 108–111 of JPMorgan Chase’s 2005 Annual Report. JPMorgan Chase securitizes, sells and services various consumer loans, such as consumer real estate, credit card and automobile loans, as well as certain wholesale loans (primarily commercial real estate) originated by the Investment Bank. In addition, the Investment Bank purchases, packages and securitizes wholesale and consumer loans. All IB activity is collectively referred to below as Wholesale activities. JPMorgan Chase–sponsored securitizations utilize special purpose entities (“SPEs”) as part of the securitization process. These SPEs meet the definition of a “qualifying” special purpose entity (“QSPE”), as discussed in Note 1 on page 91 of JPMorgan Chase’s 2005 Annual Report; accordingly, the assets and liabilities of securitization-related QSPEs are included on the balance sheet of the QSPE purchasing the assets and are not reflected in the Firm’s Consolidated balance sheets (except for retained interests, as described below). Assets held by securitization-related QSPEs as of March 31, 2006, and December 31, 2005, were as follows:

(in billions)	March 31, 2006	December 31, 2005

Credit card receivables	$87.9	$96.0
Residential mortgage receivables	31.3	29.8
Wholesale activities(a)	85.0	72.9
Automobile loans	4.7	5.5

Total	$208.9	$204.2

(a)	Includes co-sponsored securitizations, which include non-JPMorgan Chase originated assets.

The following table summarizes new securitization transactions that were completed during the first quarters of 2006 and 2005, the resulting gains arising from such securitizations, certain cash flows received from such securitizations, and the key economic assumptions used in measuring the retained interests, as of the dates of such sales:

	Three months ended March 31,
	2006				2005
	Residential			Wholesale	Residential			Wholesale
(in millions)	mortgage	Credit card	Automobile	activities(b)	mortgage	Credit card	Automobile	activities(b)

Principal securitized	$3,178	$4,525	$—	$9,897	$3,574	$425	$—	$2,764
Pre-tax gains	89	30	—	53	10	2	—	36
Cash flow information:
Proceeds from securitizations	$3,140	$4,525	$—	$10,006	$3,596	$425	$—	$2,803
Servicing fees collected	—	12	—	—	1	1	—	—
Other cash flows received	—	69	—	—	—	4	—	—
Proceeds from collections reinvested in revolving securitizations	—	51,896	—	—	—	31,464	—	—

Key assumptions (rates per annum):
Prepayment rate(a)	—	22.2%	—	35-45%	—	16.7%	—	—
		PPR				PPR
Weighted-average life (in years)	—	0.4	—	1.5-4.7	—	0.5	—	—
Expected credit losses	—	3.3%	—	1.3-2.4%	—	5.7%	—	—
Discount rate	—	12.0%	—	14.5-18.5%	—	12.0%	—	—

(a)	PPR: principal payment rate.

(b)
Wholesale activities consist of wholesale loans (primarily commercial real estate) originated by the Investment Bank as well as $6.7 billion and $537 million of consumer loans purchased from the market during the quarter ended March 31, 2006 and 2005, respectively, and then packaged and securitized by the Investment Bank.

In addition to securitization transactions, the Firm sold residential mortgage loans totaling $13.6 billion and $11.3 billion during the first quarters of 2006 and 2005, respectively, primarily as GNMA, FNMA and Freddie Mac mortgage-backed securities; these sales resulted in pre-tax gains of $10 million and $37 million, respectively.
At March 31, 2006, and December 31, 2005, the Firm had, with respect to its credit card master trusts, $18.1 billion and $24.8 billion, respectively, related to undivided interests, and $3.2 billion and $2.2 billion, respectively, related to subordinated interests in accrued interest and fees on the securitized receivables, net of an allowance for uncollectible amounts. Credit card securitization trusts require the Firm to maintain a minimum undivided interest of 4% to 12% of the principal receivables in the trusts. The Firm maintained an average undivided interest in principal receivables in the trusts of approximately 22% for the three months ended March 31, 2006, and 23% for the year ended December 31, 2005.
The Firm also maintains escrow accounts up to predetermined limits for some credit card and automobile securitizations in the unlikely event of deficiencies in cash flows owed to investors. The amounts available in such escrow accounts are recorded in Other assets and, as of March 31, 2006, amounted to $214 million and $61 million for credit card and automobile securitizations, respectively; as of December 31, 2005, these amounts were $754 million and $76 million for credit card and automobile securitizations, respectively.
The table below summarizes other retained securitization interests, which are primarily subordinated or residual interests and are carried at fair value on the Firm’s Consolidated balance sheets:

(in millions)	March 31, 2006	December 31, 2005

Residential mortgage(a)	$172	$182
Credit card(a)	816	808
Automobile(a)(b)	133	150
Wholesale activities(c)	470	265

Total	$1,591	$1,405

(a)
Pre-tax unrealized gains recorded in Stockholders’ equity that relate to retained securitization interests totaled $62 million and $60 million for Residential mortgage, and $3 million and $6 million for Credit card at March 31, 2006 and December 31, 2005, respectively; and $5 million for Automobile at both March 31, 2006, and December 31, 2005.

(b)
In addition to the automobile retained interest amounts noted above, the Firm also retained senior securities totaling $208 million at March 31, 2006, and $490 million at December 31, 2005, from auto securitizations that are classified as AFS securities. These securities are valued using quoted market prices and are therefore not included in the key economic assumption and sensitivities table that follows.

(c)
In addition to the wholesale retained interest amounts noted above, the Firm also retained subordinated securities totaling $56 million at March 31, 2006, and $51 million at December 31, 2005, predominantly from re-securitization activities. These securities are valued using quoted market prices and are therefore not included in the key assumptions and sensitivities table that follows.

The table below outlines the key economic assumptions used to determine the fair value of the other retained interests at March 31, 2006, and December 31, 2005, respectively, and outlines the sensitivities of those fair values to immediate 10% and 20% adverse changes in those assumptions:

	Residential
March 31, 2006 (in millions)	Mortgage	Credit card	Automobile	Wholesale activities
Weighted-average life (in years)	0.7-3.6	0.4-0.5	1.1	0.2-4.5

Prepayment rate(a)	16.6-44.2% CPR	18.2-22.2% PPR	1.4% ABS	0.0-50% (d)
Impact of 10% adverse change	$(2)	$(45)	$(2)	$(5)
Impact of 20% adverse change	(5)	(90)	(4)	(11)

Loss assumption	0.0-4.4% (b)	3.2-5.6%	0.8%	0.0-2.7% (b)
Impact of 10% adverse change	$(8)	$(98)	$(4)	$(16)
Impact of 20% adverse change	(15)	(196)	(8)	(30)
Discount rate	14-30% (c)	7.2-12.0%	7.6%	0.0-21.8%
Impact of 10% adverse change	$(3)	$(2)	$(1)	$(13)
Impact of 20% adverse change	(7)	(3)	(2)	(27)

	Residential
December 31, 2005 (in millions)	Mortgage		Credit card	Automobile	Wholesale activities

Weighted-average life (in years)	0.5–3.5		0.4–0.7	1.2	0.2–4.1

Prepayment rate(a)	20.1–43.7% CPR		11.9–20.8% PPR	1.5% ABS	0.0–50.0	%(d)
Impact of 10% adverse change	$(3)		$(44)	$—	$(5)
Impact of 20% adverse change	(5)		(88)	(2)	(6)

Loss assumption	0.0–5.2	%(b)	3.2–8.1%	0.7%	0.0–2.0	%(b)
Impact of 10% adverse change	$(10)		$(77)	$(4)	$(6)
Impact of 20% adverse change	(19)		(153)	(9)	(11)
Discount rate	12.7–30.0	%(c)	6.9–12.0%	7.2%	0.2–18.5%
Impact of 10% adverse change	$(4)		$(2)	$(1)	$(6)
Impact of 20% adverse change	(8)		(4)	(3)	(12)

(a)	CPR: constant prepayment rate; PPR: principal payment rate; ABS: absolute prepayment speed.

(b)	Expected credit losses for prime residential mortgage and certain wholesale securitizations are minimal and are incorporated into other assumptions.

(c)
The Firm sold certain residual interests from sub-prime mortgage securitizations via Net Interest Margin (“NIM”) securitizations and retained residual interests in these NIM transactions, which are valued using an 18% yield.

(d)	Prepayment risk on certain wholesale retained interests are minimal and are incorporated into other assumptions.
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

The table below presents information about delinquencies, net credit losses and components of reported and securitized financial assets at March 31, 2006, and December 31, 2005:

			Nonaccrual and 90 days
	Total Loans		or more past due		Net loan charge-offs
	March 31,	Dec. 31,	March 31,	Dec. 31,	Three months ended March 31,
(in millions)	2006	2005	2006	2005	2006	2005

Home equity	$75,241	$73,866	$451	$422	$33	$35
Mortgage	57,690	58,959	451	442	12	6
Auto loans and leases	44,600	46,081	157	193	51	83
All other loans	25,060	18,393	290	281	25	28
Credit card receivables	64,691	71,738	968	1,091	567	673

Total consumer loans	267,282	269,037	2,317	2,429	688	825
Total wholesale loans	164,799	150,111	801	1,042	(20)	(9)

Total loans reported	432,081	419,148	3,118	3,471	668	816
Securitized loans:
Residential mortgage(a)	7,296	8,061	289	370	15	32
Automobile	4,629	5,439	8	11	4	5
Credit card	69,580	70,527	913	730	449	917

Total consumer loans securitized	81,505	84,027	1,210	1,111	468	954
Securitized wholesale activities	16,154	9,049	11	4	—	—

Total loan securitized(b)	97,659	93,076	1,221	1,115	468	954

Total loans reported and securitized(c)	$529,740	$512,224	$4,339	$4,586	$1,136	$1,770

(a)	Includes $5.3 billion and $5.9 billion of outstanding principal balances on securitized sub-prime 1–4 family residential mortgage loans as of March 31, 2006, and December 31, 2005, respectively.

(b)
Total assets held in securitization-related SPEs were $208.9 billion and $204.2 billion at March 31, 2006, and December 31, 2005, respectively. The $97.7 billion and $93.1 billion of loans securitized at March 31 2006, and December 31, 2005, respectively, excludes: $92.8 billion and $85.6 billion of securitized loans, respectively, in which the Firm’s only continuing involvement is the servicing of the assets; $18.1 billion and $24.8 billion of seller’s interests in credit card master trusts, respectively; and $0.3 billion and $0.7 billion of escrow accounts and other assets, respectively.

(c)	Represents both loans on the Consolidated balance sheets and loans that have been securitized, but excludes loans for which the Firm’s only continuing involvement is servicing of the assets.
NOTE 13 – VARIABLE INTEREST ENTITIES
Refer to Note 1 on page 91 and Note 14 on pages 111–113 of JPMorgan Chase’s 2005 Annual Report for a further description of JPMorgan Chase’s policies regarding consolidation of variable interest entities (“VIEs”) as well as the utilization of VIEs by the Firm.
Multi-seller conduits
The following table summarizes the Firm’s involvement with Firm-administered multi-seller conduits:

	Consolidated		Nonconsolidated		Total
	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
(in billions)	2006	2005	2006	2005	2006	2005

Total commercial paper issued by conduits	$34.2	$35.2	$9.0	$8.9	$43.2	$44.1
Commitments
Asset-purchase agreements	$49.6	$47.9	$15.1	$14.3	$64.7	$62.2
Program-wide liquidity commitments	5.0	5.0	1.0	1.0	6.0	6.0
Program-wide limited credit enhancements	1.3	1.3	1.0	1.0	2.3	2.3

Maximum exposure to loss (a)	50.1	48.4	15.4	14.8	65.5	63.2

(a)
The Firm’s maximum exposure to loss is limited to the amount of drawn commitments (i.e., sellers’ assets held by the multi-seller conduits for which the Firm provides liquidity support) of $40.4 billion and $41.6 billion at March 31, 2006, and December 31, 2005, respectively, plus contractual but undrawn commitments of $25.1 billion and $21.6 billion at March 31, 2006, and December 31, 2005, respectively. Since the Firm provides credit enhancement and liquidity to these multi-seller conduits, the maximum exposure is not adjusted to exclude exposure absorbed by third-party liquidity providers.

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
Client intermediation
Assets held by credit-linked and municipal bond vehicles at March 31, 2006, and December 31, 2005, were as follows:

(in billions)	March 31, 2006	December 31, 2005

Credit-linked note vehicles(a)	$15.4	$13.5
Municipal bond vehicles(b)	12.6	13.7

(a)
Assets of $1.8 billion and $1.8 billion reported in the table above were recorded on the Firm’s Consolidated balance sheets at March 31, 2006 and December 31, 2005, respectively, due to contractual relationships held by the Firm that relate to collateral held by the VIE.

(b)
Total amounts consolidated due to the Firm owning residual interests were $4.8 billion and $4.9 billion at March 31, 2006, and December 31, 2005, respectively, and are reported in the table. Total liquidity commitments were $6.0 billion and $5.8 billion at March 31, 2006, and December 31, 2005, respectively. The Firm’s maximum credit exposure to all municipal bond vehicles was $10.8 billion and $10.7 billion at March 31, 2006, and December 31, 2005, respectively.

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
Consolidated VIE assets
The following table summarizes the Firm’s total consolidated VIE assets, by classification, on the Consolidated balance sheets, as of March 31, 2006, and December 31, 2005:

(in billions)	March 31, 2006	December 31, 2005

Consolidated VIE assets(a)
Investment securities	$1.9	$1.9
Trading assets(b)	9.5	9.3
Loans	10.1	8.1
Interests in purchased receivables	27.8	29.6
Other assets	5.6	3.0

Total consolidated assets	$54.9	$51.9

(a)
The Firm also holds $3.7 billion and $3.9 billion of assets, at March 31, 2006, and December 31, 2005, respectively, primarily as a seller’s interest, in certain consumer securitizations in a segregated entity, as part of a two-step securitization transaction. This interest is included in the securitization activities disclosed in Note 12 on pages 74–77 of this Form 10–Q.

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

NOTE 14 – GOODWILL AND OTHER INTANGIBLE ASSETS
For a discussion of accounting policies related to Goodwill and Other intangible assets, see Note 15 on pages 114–116 of JPMorgan Chase’s 2005 Annual Report.
Goodwill and other intangible assets consist of the following:

(in millions)	March 31, 2006	December 31, 2005

Goodwill	$43,899	$43,621
Mortgage servicing rights	7,539	6,452
Purchased credit card relationships	3,243	3,275

All other intangibles:
Other credit card–related intangibles	$288	$124
Core deposit intangibles	2,567	2,705
Other intangibles	1,977	2,003

Total All other intangible assets	$4,832	$4,832

Goodwill
As of March 31, 2006, goodwill increased by $278 million compared with December 31, 2005, principally in connection with the acquisition of Collegiate Funding Services. Partially offsetting this increase were reductions resulting from purchase accounting adjustments related to the November 15, 2005, acquisition of the Sears Canada credit card business. Goodwill was not impaired at March 31, 2006, or December 31, 2005, nor was any goodwill written off due to impairment during either the three months ended March 31, 2006 or March 31, 2005.
Goodwill attributed to the business segments was as follows:

(in millions)	March 31, 2006	December 31, 2005

Investment Bank	$3,536	$3,531
Retail Financial Services	15,531	14,991
Card Services	12,693	12,984
Commercial Banking	2,656	2,651
Treasury & Securities Services	2,078	2,062
Asset & Wealth Management	7,028	7,025
Corporate (Private Equity)	377	377

Total goodwill	$43,899	$43,621

Mortgage servicing rights
For a further description of the mortgage servicing rights (“MSRs”) asset, interest rate risk management, and valuation methodology of MSRs, see Note 15 on pages 114–116 of JPMorgan Chase’s 2005 Annual Report. The following tables summarize MSR activity during the first quarters of 2006 and 2005.

Three months ended March 31, (in millions)	2006

Balance at beginning of period after valuation allowance	$6,452
Cumulative effect of change in accounting principle	230

Fair value at beginning of period	6,682

Originations of MSRs	344
Purchase of MSRs	151

Total additions	495

Sales	--
Change in valuation due to inputs and assumptions	711
Change in valuation due to runoff and other	(349)

Fair value at March 31	$7,539
Weighted-average prepayment speed assumption (CPR)	14.99%
Weighted-average discount rate	9.67%

Three months ended March 31, (in millions)	2005

Balance at beginning of period	$6,111
Additions	374
Sales	—
Other-than-temporary impairment	—
Amortization	(339)
SFAS 133 hedge valuation adjustments	371

Balance at March 31	6,517

Valuation allowance at beginning of period	1,031
SFAS 140 impairment (recovery) adjustment	(177)

Less: Valuation allowance at end of period	854

Balance at March 31, after valuation allowance	$5,663
Estimated fair value at March 31	$5,663
Weighted-average prepayment speed assumption (CPR)	14.97%
Weighted-average discount rate	8.27%

CPR: Constant prepayment rate
JPMorgan Chase uses a combination of derivatives, AFS securities and trading instruments to manage changes in the fair value of MSRs. The intent is to offset any changes in the fair value of MSRs with changes in the fair value of the related risk management instruments. MSRs decrease in value when interest rates decline. Conversely, securities (such as mortgage–backed securities), principal-only certificates and certain derivatives (when the Firm receives fixed–rate interest payments) increase in value when interest rates decline. Contractual service fees, late fees, and other ancillary fees earned for the three months ended March 31, 2006 were $490 million, which is recorded in Mortgage fees and related income.
In the first quarter of 2006, the FASB issued SFAS 156. The standard is effective as of the beginning of the first fiscal year beginning after September 15, 2006, with early adoption permitted. JPMorgan Chase elected to adopt the standard effective January 1, 2006. The standard permits an entity a one-time irrevocable election to adopt fair value accounting for a class of servicing assets. The Firm has defined MSRs as one class of servicing assets for this election. This election is accounted for as a change in accounting principle. The difference between the fair value and the carrying amount, net of any related valuation allowance, of the MSRs as of the date of the initial application of the subsequent fair value measurement was recorded as a cumulative–effect adjustment to retained earnings of $150 million as of the beginning of the fiscal year. With the adoption of SFAS 156, changes in the fair values of the MSRs will be recorded in Mortgage fees and related income
For the three months ended March 31, 2005, MSRs were accounted for under SFAS 140, using a lower of cost or market method, with applicable hedging activity accounted for under SFAS 133. Changes to the valuation allowance represented the extent to which the carrying value of the MSR asset exceeded its estimated fair value for its applicable SFAS 140 strata. Changes in the valuation allowance were the result of recognition of impairment or the recovery of previously recognized impairment charges due to changes in market conditions during the period. The changes in the valuation allowance for MSRs are identified above.

Purchased credit card relationships and All other intangible assets
For the three months ended March 31, 2006, Purchased credit card relationship intangibles decreased by $32 million as a result of $185 million in amortization expense, partially offset by increases from purchase accounting adjustments related to the November 15, 2005, acquisition of the Sears Canada credit card business. During the three months ended March 31, 2006, all other intangible assets remained flat, as intangibles resulting predominantly from the acquisition of the Sears credit card business were offset by $182 million in amortization expense. Except for $513 million of indefinite-lived intangibles related to asset management advisory contracts which are not amortized but instead are tested for impairment at least annually, the remainder of the Firm’s other acquired intangible assets are subject to amortization.
The components of credit card relationships, core deposits and other intangible assets were as follows:

	March 31, 2006				December 31, 2005
				Net				Net
	Gross	Accumulated		carrying	Gross	Accumulated		carrying
(in millions)	amount	amortization		value	amount	amortization		value

Purchased credit card relationships	$5,478	$2,235		$3,243	$5,325	$2,050		$3,275

All other intangibles:
Other credit card–related intangibles	$348	$60		$288	$183	$59		$124
Core deposit intangibles	3,797	1,230		2,567	3,797	1,092		2,705
Other intangibles	2,599	622	(a)	1,977	2,582	579	(a)	2,003

Total All other intangibles	$6,744	$1,912		$4,832	$6,562	$1,730		$4,832

(a)
Includes $3 million and $4 million of amortization expense related to servicing assets on securitized automobile loans, which is recorded in Asset management, administration and commissions, for the three months ended March 31, 2006 and 2005.

	Three months ended
Amortization expense	March 31,
(in millions)	2006	2005

Purchased credit card relationships	$185	$175
Other credit card–related intangibles	1	11
Core deposit intangibles	138	157
Other intangibles	40	40

Total amortization expense	$364	$383

Future amortization expense
The following table presents estimated amortization expenses related to credit card relationships, core deposits and All other intangible assets at March 31, 2006:

	Purchased	Other credit	Core
For the year:	credit card	card–related	deposit	Other
(in millions)	relationships	intangibles	intangibles	intangibles	Total

2006 (a)	$712	$7	$547	$162	$1,428
2007	640	11	469	147	1,267
2008	534	17	402	134	1,087
2009	390	23	329	125	867
2010	329	28	276	112	745

(a)
Includes $185 million, $1 million, $138 million and $40 million of amortization expense related to purchased credit card relationships, other credit card-related intangibles, core deposit intangibles and other intangibles, respectively, recognized during the first three months of 2006.

NOTE 15 – EARNINGS PER SHARE
For a discussion of the computation of basic and diluted earnings per share (“EPS”) see Note 20 on page 119 of JPMorgan Chase’s 2005 Annual Report. The following table presents the calculation of basic and diluted EPS for the three months ended March 31, 2006 and 2005:

	Three months ended March 31,
(in millions, except per share amounts)	2006	2005

Basic earnings per share
Net income	$3,081	$2,264
Less: preferred stock dividends	4	5

Net income applicable to common stock	$3,077	$2,259
Weighted-average basic shares outstanding	3,472.7	3,517.5

Net income per share	$0.89	$0.64

Diluted earnings per share
Net income applicable to common stock	$3,077	$2,259
Weighted-average basic shares outstanding	3,472.7	3,517.5
Add: Broad-based options	5.2	3.8
Restricted stock, restricted stock units and key employee options	92.9	48.5

Weighted-average diluted shares outstanding	3,570.8	3,569.8

Net income per share(a)	$0.86	$0.63

(a)
Options issued under employee benefit plans to purchase 162 million and 305 million shares of common stock were outstanding for the three months ended March 31, 2006 and 2005, respectively, but were not included in the computation of diluted EPS because the options were anti-dilutive.

NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the after-tax change in unrealized gains and losses on AFS securities, cash flow hedging activities and foreign currency translation adjustments (including the impact of related derivatives).

	Unrealized		Cash	Accumulated other
(in millions)	gains (losses)	Translation	flow	comprehensive
Three months ended March 31, 2006	on AFS securities(a)	adjustments	hedges	income (loss)

Balance at December 31, 2005	$(224)	$(8)	$(394)	$(626)
Net change	(398) (b)	(5) (c)	12 (d)	(391)

Balance at March 31, 2006	$(622)	$(13)	$(382)	$(1,017)

	Unrealized			Cash		Accumulated other
(in millions)	gains (losses)		Translation	flow		comprehensive
Three months ended March 31, 2005	on AFS securities(a)		adjustments	hedges		income (loss)

Balance at December 31, 2004	$(61)		$(8)	$(139)		$(208)
Net change	(246	)(b)	— (c)	(169	)(d)	(415)

Balance at March 31, 2005	$(307)		$(8)	$(308)		$(623)

(a)	Represents the after-tax difference between the fair value and amortized cost of the AFS securities portfolio and retained interests in securitizations recorded in Other assets.

(b)	The net changes during the first quarter of 2006 and 2005 were due primarily to an increase in rates, partially offset by sales of investment securities at losses.

(c)
At March 31, 2006 and 2005, included $58 million and $(130) million, respectively, of after-tax gains (losses) on foreign currency translation from operations for which the functional currency is other than the U.S. dollar, offset by $(63) million and $130 million, respectively, of after-tax gains (losses) on hedges.

(d)
The net change for the three months ended March 31, 2006, included $12 million of after-tax losses recognized in income. The net change for the three months ended March 31, 2005, included $64 million of after-tax losses recognized in income and $233 million of after-tax losses representing the net change in derivative fair values that were reported in comprehensive income.

NOTE 17 – COMMITMENTS AND CONTINGENCIES
Litigation reserve
The Firm maintains litigation reserves for certain of its outstanding litigation, including material legal proceedings. While the outcome of litigation is inherently uncertain, management believes, in light of all information known to it at March 31, 2006, the Firm’s litigation reserves were adequate at such date. Management reviews litigation reserves periodically, and the reserves may be increased or decreased in the future to reflect further litigation developments. The Firm believes it has meritorious defenses to claims asserted against it in its currently outstanding litigation and, with respect to such litigation, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interest of stockholders.
NOTE 18 – ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The majority of JPMorgan Chase’s derivatives are entered into for trading purposes. Derivatives are also utilized by the Firm as an end-user to hedge market exposures, to modify the interest rate characteristics of related balance sheet instruments or to meet longer-term investment objectives. Both trading and end-user derivatives are recorded in Trading assets and Trading liabilities. For a further discussion of the Firm’s use of and accounting policies regarding derivative instruments, see pages 67–70 and Note 26 on page 123 of JPMorgan Chase’s 2005 Annual Report. The following table presents derivative instrument hedging-related activities for the periods indicated:

Three months ended March 31, (in millions)	2006	2005

Fair value hedge ineffective net gains/(losses)(a)	$(30)	$(101)
Cash flow hedge ineffective net gains/(losses)(a)	(2)	—
Cash flow hedging gains on forecasted transactions that failed to occur	—	—

(a)	Includes ineffectiveness and the components of hedging instruments that have been excluded from the assessment of hedge effectiveness.
Over the next 12 months, it is expected that $26 million (after-tax) of net gains recorded in Accumulated other comprehensive income (loss) at March 31, 2006, will be recognized in earnings. The maximum length of time over which forecasted transactions are hedged is 10 years, and such transactions primarily relate to core lending and borrowing activities.
NOTE 19 – OFF–BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS AND GUARANTEES
For a discussion of off–balance sheet lending-related financial instruments and guarantees, and the Firm’s related accounting policies, see Note 27 on pages 124–125 of JPMorgan Chase’s 2005 Annual Report. To provide for the risk of loss inherent in wholesale-related contracts an allowance for credit losses on lending-related commitments is maintained. See Note 11 on page 74 of this Form 10–Q for a further discussion regarding the allowance for credit losses on lending-related commitments.
The following table summarizes the contractual amounts of off–balance sheet lending-related financial instruments and guarantees and the related allowance for credit losses on lending-related commitments at March 31, 2006 and December 31, 2005:
Off–balance sheet lending-related financial instruments and guarantees

			Allowance for
	Contractual amount		lending-related commitments
	March 31,	December 31,	March 31,	December 31,
(in millions)	2006	2005	2006	2005

Lending-related
Consumer(a)	$669,402	$655,596	$15	$15
Wholesale:
Other unfunded commitments to extend credit (b)(c)(d)	201,186	208,469	192	208
Asset purchase agreements(e)	34,821	31,095	5	3
Standby letters of credit and guarantees(c)(f)(g)	82,613	77,199	171	173
Other letters of credit(c)	3,955	4,346	1	1

Total wholesale	322,575	321,109	369	385

Total lending-related	$991,977	$976,705	$384	$400

Other guarantees
Securities lending guarantees(h)	$283,111	$244,316	NA	NA
Derivatives qualifying as guarantees(i)	64,936	61,759	NA	NA

(a)
Includes Credit card lending–related commitments of $589 billion and $579 billion at March 31, 2006 and December 31, 2005, respectively, which represent the total available credit to the Firm’s cardholders. The Firm has not experienced, and does not anticipate, that all of its cardholders will exercise their entire available lines of credit at the same point in time. The Firm can reduce or cancel a credit card commitment by providing the cardholder prior notice or, in some cases, without notice, as permitted by law.

(b)
Includes unused advised lines of credit totaling $28.4 billion and $28.3 billion at March 31, 2006, and December 31, 2005, respectively, which are not legally binding. In regulatory filings with the FRB, unused advised lines are not reportable.

(c)	Represents contractual amount net of risk participations totaling $36.8 billion and $29.3 billion at March 31, 2006, and December 31, 2005, respectively.

(d)	Excludes unfunded commitments to private third-party equity funds of $227 million and $242 million at March 31, 2006, and December 31, 2005, respectively.

(e)
Represents asset purchase agreements with the Firm’s administered multi-seller asset-backed commercial paper conduits, which excludes $31.2 billion and $32.4 billion at March 31, 2006, and December 31, 2005, respectively, related to conduits that were consolidated in accordance with FIN 46R, as the underlying assets of the conduits are reported in the Firm’s Consolidated balance sheets. It also includes $1.3 billion and $1.3 billion of asset purchase agreements to other third-party entities at March 31, 2006 and December 31, 2005, respectively.

(f)	JPMorgan Chase held collateral relating to $10.5 billion and $9.0 billion of these arrangements at March 31, 2006, and December 31, 2005, respectively.

(g)	Includes unused commitments to issue standby letters of credit of $39.8 billion and $37.5 billion at March 31, 2006, and December 31, 2005, respectively.

(h)	Collateral held by the Firm in support of securities lending indemnification agreements was $283 billion at March 31, 2006, and $245 billion at December 31, 2005, respectively.

(i)	Represents notional amounts of derivative guarantees. For a further discussion of guarantees, see Note 27 on pages 124–125 of JPMorgan Chase’s 2005 Annual Report.
For a discussion of the off–balance sheet lending-related arrangements the Firm considers to be guarantees under FIN 45, and the related accounting policies, see Note 27 on pages 124–125 of JPMorgan Chase’s 2005 Annual Report. The amount of the liability related to FIN 45 guarantees recorded at March 31, 2006, and December 31, 2005, excluding commitments and derivative contracts discussed above, was $315 million and $313 million, respectively.
In addition to the contracts described above, there are certain derivative contracts to which the Firm is a counterparty that meet the characteristics of a guarantee under FIN 45. For a discussion of the derivatives the Firm considers to be guarantees, and the related accounting policies, see Note 27 on pages 124–125 of JPMorgan Chase’s 2005 Annual Report. The total notional value of the derivatives that the Firm deems to be guarantees was $65 billion and $62 billion at March 31, 2006, and December 31, 2005, respectively. The fair value related to these contracts was a derivative receivable of $197 million and $198 million, and a derivative payable of $945 million and $767 million at March 31, 2006, and December 31, 2005, respectively.
NOTE 20 – BUSINESS SEGMENTS
JPMorgan Chase is organized into six major reportable business segments (the Investment Bank (“IB”), Retail Financial Services (“RFS”), Card Services (“CS”), Commercial Banking (“CB”), Treasury & Securities Services (“TSS”) and Asset & Wealth Management (“AWM”)), as well as a Corporate segment. The segments are based upon the products and services provided or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a definition of managed basis, see the footnotes to the table below. For a further discussion concerning JPMorgan Chase’s business segments, see Business segment results on page 13 of this Form 10–Q, and pages 34–35 and Note 31 on pages 130–131 of JPMorgan Chase’s 2005 Annual Report.
Business segment financial disclosures
Effective January 1, 2006, JPMorgan Chase modified certain of its financial disclosures to reflect more closely the manner in which the Firm’s business segments are managed and to provide improved comparability with competitors. These financial disclosure revisions are reflected in this Form 10–Q, and the financial information for prior periods has been revised to reflect the disclosure changes as if they had been in effect throughout 2005. A summary of the changes are described below.
Reported versus Operating Basis Changes
The presentation of operating earnings that excluded merger costs and material litigation reserve charges and recoveries from reported results has been eliminated. These items had been excluded previously from operating results because they were deemed nonrecurring; they are now included in the Corporate business segment’s results. In addition, trading-related net interest income is no longer reclassified from Net interest income to trading revenue. As a result of these changes, effective January 1, 2006, management has discontinued reporting on an “operating” basis.
Business Segment Disclosures
Effective January 1, 2006, various wholesale banking clients, together with the related revenue and expense, are being transferred between CB, the IB and TSS. In the first quarter of 2006, the primary client transfer was corporate mortgage finance from CB to the IB.
Certain expenses that are managed by the business segments, but that had been previously recorded in Corporate and allocated to the businesses, are now recorded as direct expenses within the businesses.
Capital allocation changes
Effective January 1, 2006, the Firm refined its methodology for allocating capital (i.e. equity) to the business segments. As a result of this refinement, RFS, CS, CB, TSS and AWM have higher amounts of capital allocated to them, commencing in the first quarter of 2006, while the amount of capital allocated to the IB has remained unchanged. The revised methodology considers for each line of business, among other things, goodwill associated with such business segment’s acquisitions since the Merger. In management’s view, the revised methodology assigns responsibility to the lines of business to generate returns on the amount of capital supporting acquisition-related goodwill. As part of this refinement in the capital allocation methodology, the Firm assigned to the Corporate segment an amount of equity capital equal to the then-current book value of goodwill from and prior to the Merger. As prior periods have not been revised to reflect the new capital allocations, capital allocated to the respective lines of business for 2006 is not comparable to prior periods and certain business metrics, such as ROE, are not comparable to the current presentation. The Firm may revise its equity capital allocation methodology again in the future.
The following table provides a summary of the Firm’s segment results for the three months ended March 31, 2006, and 2005, on a managed basis. The impact of credit card securitization adjustments have been included in Reconciling items so that the total Firm results are on a reported basis. Finally, Total net revenue (Noninterest revenue and Net interest income) for each of the segments is presented on a tax-equivalent basis. Accordingly, revenue from tax exempt securities and investments that receive tax credits are presented in the managed results on a basis comparable to taxable securities and investments. This approach allows management to assess the comparability of revenues arising from both taxable and tax-exempt sources. The corresponding income tax impact related to these items is recorded within income tax expense (benefit). The following table summarizes the business segment results and reconciliation to reported U.S. GAAP results.
Segment results and reconciliation(a)

(in millions, except ratios)	Investment	Retail Financial	Card	Commercial
Three months ended March 31, 2006	Bank	Services(d)	Services(e)	Banking

Net interest income	$190	$2,562	$3,013	$667
Noninterest revenue	4,509	1,201	672	233

Total net revenue	4,699	3,763	3,685	900

Provision for credit losses	183	85	1,016	7
Credit reimbursement (to)/from TSS(b)	30	—	—	--
Merger costs(c)	—	—	—	--
Other noninterest expense	3,191	2,238	1,243	498

Income (loss) before income tax expense	1,355	1,440	1,426	395
Income tax expense (benefit)	505	559	525	155

Net income (loss)	$850	$881	$901	$240

Average equity	$20,000	$13,896	$14,100	$5,500
Average assets	646,220	231,587	145,994	54,771
Return on average equity	17%	26%	26%	18%
Overhead ratio	68	59	34	55

(in millions, except ratios)	Treasury &	Asset & Wealth		Reconciling
Three months ended March 31, 2006	Securities Services	Management	Corporate	Items(e)(f)	Total

Net interest income	$572	$246	$(545)	$(1,645)	$5,060
Noninterest revenue	1,105	1,338	139	979	10,176

Total net revenue	1,677	1,584	(406)	(666)	15,236

Provision for credit losses	(4)	(7)	—	(449)	831
Credit reimbursement (to)/from TSS(b)	(30)	—	—	—	--
Merger costs(c)	—	—	71	—	71
Other noninterest expense	1,158	1,098	255	—	9,681

Income (loss) before income tax expense	493	493	(732)	(217)	4,653
Income tax expense (benefit)	181	180	(316)	(217)	1,572

Net income (loss)	$312	$313	$(416)	$—	$3,081

Average equity	$2,900	$3,500	$47,271	$—	$107,167
Average assets	30,131	41,012	166,199	(67,557)	1,248,357
Return on average equity	44%	36%	NM	NM	12%
Overhead ratio	69	69	NM	NM	64

(in millions, except ratios)	Investment	Retail Financial	Card	Commercial
Three months ended March 31, 2005	Bank	Services(d)	Services(e)	Banking

Net interest income	$634	$2,653	$3,007	$600
Noninterest revenue	3,553	1,194	772	227

Total net revenue	4,187	3,847	3,779	827

Provision for credit losses	(366)	94	1,636	(6)
Credit reimbursement (to)/from TSS(b)	38	—	—	—
Merger costs(c)	—	—	—	—
Other noninterest expense	2,527	2,162	1,313	454

Income (loss) before income tax expense	2,064	1,591	830	379
Income tax expense (benefit)	736	603	308	148

Net income (loss)	$1,328	$988	$522	$231

Average equity	$20,000	$13,100	$11,800	$3,400
Average assets	568,222	225,120	138,512	51,135
Return on average equity	27%	31%	18%	28%
Overhead ratio	60	56	35	55

(in millions, except ratios)	Treasury &	Asset & Wealth		Reconciling
Three months ended March 31, 2005	Securities Services	Management	Corporate	Items(e)(f)	Total

Net interest income	$515	$282	$(673)	$(1,793)	$5,225
Noninterest revenue	983	1,079	(86)	700	8,422

Total net revenue	1,498	1,361	(759)	(1,093)	13,647

Provision for credit losses	(3)	(7)	(4)	(917)	427
Credit reimbursement (to)/from TSS(b)	(38)	—	—	—	—
Merger costs(c)	—	—	145	—	145
Other noninterest expense	1,067	934	1,335	—	9,792

Income (loss) before income tax expense	396	434	(2,235)	(176)	3,283
Income tax expense (benefit)	142	158	(900)	(176)	1,019

Net income (loss)	$254	$276	$(1,335)	$—	$2,264

Average equity	$1,900	$2,400	$52,745	$—	$105,345
Average assets	29,534	39,716	178,088	(67,509)	1,162,818
Return on average equity	54%	47%	NM	NM	9%
Overhead ratio	71	69	NM	NM	73

(a)
In addition to analyzing the Firm’s results on a reported basis, management reviews the Firm’s and the lines’ of business results on a “managed” basis, which is a non-GAAP financial measure. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications that do not have any impact on Net income as reported by the lines of business or by the Firm as a whole.

(b)	TSS reimburses the IB for credit portfolio exposures the IB manages on behalf of clients the segments share.

(c)	All Merger costs are reported in the Corporate business segment. Merger costs attributed to the business segments for 2006 and 2005 were as follows:

Three months ended March 31, (in
millions)	2006	2005

Investment Bank	$2	$5
Retail Financial Services	7	26
Card Services	13	11
Commercial Banking	—	2
Treasury & Securities Services	26	20
Asset & Wealth Management	6	14
Corporate	17	67

Total Merger costs	$71	$145

(d)	Retail Financial Services has been reorganized into three businesses: Regional Banking, Mortgage Banking and Auto Finance. For a further discussion see page 13 of this Form 10—Q.

(e)
Managed results for Card Services exclude the impact of credit card securitizations on Total net revenue, Provision for credit losses and Average assets, as JPMorgan Chase treats the sold receivables as if they were still on the balance sheet in evaluating the overall performance of the net charge-offs and receivables. These adjustments are eliminated in Reconciling items to arrive at the Firm’s reported U.S. GAAP results. The related securitization adjustments were as follows:

Three months ended March 31, (in
millions)	2006	2005

Net interest income	$1,574	$1,732
Noninterest revenue	(1,125)	(815)
Provision for credit losses	449	917
Average assets	67,557	67,509

(f)
Segment managed results reflect revenues on a tax-equivalent basis with the corresponding income tax impact recorded within income tax expense. These adjustments are eliminated in Reconciling items to arrive at the Firm’s reported U.S. GAAP results. Tax-equivalent adjustments were as follows:

Three months ended March 31, (in
millions)	2006	2005

Net interest income	$71	$61
Noninterest revenue	146	115
Income tax expense	217	176

JPMORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEET, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

	Three months ended March 31, 2006			Three months ended March 31, 2005
	Average		Rate	Average		Rate
	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)

ASSETS
Deposits with Banks	$20,672	$247	4.85%	$15,232	$154	4.11%
Federal Funds Sold and Securities Purchased under Resale Agreements	147,391	1,543	4.25	121,189	727	2.43
Securities Borrowed	84,220	385	1.86	52,449	221	1.71
Trading Assets — Debt Instruments	185,679	2,597	5.67	187,669	2,264	4.89
Securities: Available-for-Sale	60,146	792	5.34 (a)	93,332	1,133	4.92 (a)
Held-to-Maturity	77	1	6.63	106	3	9.73
Interests in Purchased Receivables	30,028	331	4.47	29,277	186	2.58
Loans	429,239	7,476	7.06	398,494	6,005	6.11

Total Interest-Earning Assets	957,452	13,372	5.66	897,748	10,693	4.83
Allowance for Loan Losses	(7,121)			(7,192)
Cash and Due from Banks	32,286			29,831
Trading assets — Equity instruments	70,762			43,717
Trading assets — Derivative receivables	52,031			65,237
Other assets	142,947			133,477

Total Assets	$1,248,357			$1,162,818

LIABILITIES
Interest-Bearing Deposits	$434,100	$3,665	3.42%	$388,355	$1,997	2.09%
Federal Funds Purchased and Securities Sold under Repurchase Agreements	158,818	1,358	3.47	151,335	924	2.48
Commercial Paper	15,310	150	3.97	12,665	62	2.00
Other Borrowings(b)	124,773	1,426	4.64	98,259	1,228	5.06
Beneficial Interests Issued by Consolidated VIEs	42,192	407	3.92	45,294	272	2.44
Long-term Debt	118,875	1,235	4.21	108,004	924	3.47

Total Interest-Bearing Liabilities	894,068	8,241	3.74	803,912	5,407	2.73
Noninterest-Bearing Deposits	128,553			127,405
Trading liabilities — Derivative Payables	54,842			63,741
All Other Liabilities, including the
Allowance for Lending-related Commitments	63,590			62,076

Total Liabilities	1,141,053			1,057,134

STOCKHOLDERS’ EQUITY
Preferred Stock	137			339
Common Stockholders’ Equity	107,167			105,345

Total Stockholders’ Equity	107,304			105,684

Total Liabilities, Preferred Stock and Stockholders’ Equity	$1,248,357			$1,162,818

INTEREST RATE SPREAD			1.92%			2.10%
NET INTEREST INCOME AND MARGIN
ON INTEREST-EARNING ASSETS		$5,131	2.17%		$5,286	2.39%

(a)	For the three months ended March 31, 2006 and 2005, the annualized rate for available-for-sale securities based upon amortized cost was 5.29% and 4.90%, respectively.

(b)	Includes securities sold but not yet purchased.

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
Credit derivatives are contractual agreements that provide protection against a credit event of one or more referenced credits. The nature of a credit event is established by the protection buyer and protection seller at the inception of a transaction, and such events include bankruptcy, insolvency or failure to meet payment obligations when due. The buyer of the credit derivative pays a periodic fee in return for a payment by the protection seller upon the occurrence, if any, of a credit event.
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
FSP FIN 46(R)-6: “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R).”
FSP FAS 123(R)-3: “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.”
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
Litigation reserve charges and recoveries: There was a $98 million insurance recovery in the first quarter 2006 and a $900 million charge taken in the first quarter of 2005; both of which relate to certain of the legal cases named in the JPMorgan Chase Quarterly Report on Form 10—Q for the quarter ended September 30, 2004.
Managed Basis: Includes reclassifications related to credit card securitizations and taxable equivalents. Management uses certain non-GAAP financial measures at the segment level because it believes these non-GAAP financial measures provide information to investors in understanding the underlying operational performance and trends of the particular business segment and facilitate a comparison of the business segment with the performance of competitors.
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
NM: Not meaningful.
OPEB: Other postretirement employee benefits.
Overhead ratio: Noninterest expense as a percentage of total net revenue.
Principal Transactions: Represents Trading revenue (which includes physical commodities carried at the lower of cost or market), primarily in the Investment Bank, plus Private equity gains (losses), primarily in the Private Equity business of Corporate.
Reported Basis: Financial statements prepared under accounting principles generally accepted in the United States of America (“U.S. GAAP”). The reported basis includes the impact of credit card securitizations, but excludes the impact of taxable equivalent adjustments.
Return on common equity less goodwill: Represents net income applicable to common stock divided by total average common equity (net of goodwill). The Firm uses return on equity less goodwill, a non-GAAP financial measure, to evaluate the operating performance of the Firm. The Firm also utilizes this measure to facilitate comparisons to other competitors.
SFAS: Statement of Financial Accounting Standards.
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
SFAS 133: “Accounting for Derivative Instruments and Hedging Activities.”
SFAS 140: “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125.”
SFAS 142: “Goodwill and Other Intangible Assets.”
SFAS 149: “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.”
SFAS 155: “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.”
SFAS 156: “Accounting for Servicing of Financial Assets — an amendment of FASB Statements No. 140.”
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
IB’s revenues comprise the following:
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
Retail Financial Services
Description of selected business metrics within Regional Banking:
Personal bankers — Retail branch office personnel who acquire, retain and expand new and existing customer relationships by assessing customer needs and recommending and selling appropriate banking products and services.
Sales specialists — Retail branch office personnel who specialize in the marketing of a single product, including mortgages, investments and business banking, by partnering with the personal bankers.
Mortgage banking revenues comprise the following:
Production income includes Mortgage Servicing Rights created from the sales of loans, net gains or losses on the sales of loans, and other production-related fees. Also includes revenue associated with originations of subprime mortgage loans.

Mortgage servicing income
(a)	Servicing revenue represents all gross income earned from servicing third-party mortgage loans including stated service fee, excess service fees, late fees, and other ancillary fees. Also includes income associated with the servicing of subprime mortgages.
(b)	Changes in MSR asset fair value due to:

-	inputs or assumptions in the model include interest rates and other market-based factors. Also includes updates to assumption used in the MSR valuation process and changes in the value of servicing assets associated with subprime loans.
-	other changes in fair value include any factors other than those noted in the definition above. The single largest component of this line item is the change in MSR value due to servicing portfolio runoff (or time decay). For periods prior to January 1, 2006, this amount represents MSR asset amortization expense under SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125. Includes the results of both prime and subprime servicing assets.
-	derivative valuation adjustments and other represents fair value adjustments to the derivatives and other instruments used to hedge the MSR asset.
Mortgage Banking’s origination channels comprise the following:
Retail — Borrowers who are buying or refinancing a home are directly contacted by a mortgage banker employed by the Firm using a branch office, the Internet or by phone. Borrowers are frequently referred to a mortgage banker by real estate brokers, home builders or other third parties.
Wholesale — A third-party mortgage broker refers loan applications to a mortgage banker at the Firm. Brokers are independent loan originators that specialize in finding and counseling borrowers but do not provide funding for loans.
Correspondent (including negotiated transactions) — Correspondents are banks, thrifts, other mortgage banks and other financial institutions that sell closed loans to the Firm. Correspondent negotiated transactions occur when mid- to large-sized mortgage lenders, banks and bank-owned mortgage companies sell servicing to the Firm on an as-originated basis. These transactions supplement traditional production channels and provide growth opportunities in the servicing portfolio in stable and rising-rate periods.

Card Services
Description of selected business metrics within Card Services:
Charge volume — Represents the dollar amount of cardmember purchases, balance transfers and cash advance activity.
Net accounts opened — Includes originations, purchases and sales.
Merchant acquiring business — Represents an entity that processes payments for merchants. JPMorgan Chase is a partner in Chase Paymentech Solutions, LLC.
Bank card volume — Represents the dollar amount of transactions processed for the merchants.
Total transactions — Represents the number of transactions and authorizations processed for the merchants.
Commercial Banking
Commercial Banking revenues comprise the following:
Lending includes a variety of financing alternatives, which are often provided on a basis secured by receivables, inventory, equipment, real estate or other assets. Products include Term loans, Revolving lines of credit, Bridge financing, Asset-backed structures, and Leases.
Treasury services includes a broad range of products and services enabling clients to transfer, invest and manage the receipt and disbursement of funds, while providing the related information reporting. These products and services include U.S. dollar and multi-currency clearing, ACH, Lockbox, Disbursement and reconciliation services, Check deposits, Other check and currency-related services, Trade finance and logistics solutions, Commercial card, and Deposit products, sweeps and money market mutual funds.
Investment banking products provide clients with sophisticated capital-raising alternatives, as well as balance sheet and risk management tools through Loan syndications, Investment-grade debt, Asset-backed securities, Private placements, High-yield bonds, Equity underwriting, Advisory, Interest rate derivatives, and Foreign exchange hedges.
Description of selected business metrics within commercial banking:
Liability balances include deposits and deposits that are swept to on—balance sheet liabilities (e.g., commercial paper, Fed funds purchased, and repurchase agreements).
IB revenues, gross — Represents 100% of the revenue related to investment banking products for which there is a sharing agreement between Commercial Banking and the Investment Bank and for the investment banking products that are sold through Commercial Banking.
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
Description of selected business metrics within Treasury & Securities Services:
Liability balances include deposits and deposits that are swept to on—balance sheet liabilities (e.g., commercial paper, Fed funds purchased, and repurchase agreements).
Asset & Wealth Management
AWM’s client segments comprise the following:
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
Retail provides customers worldwide with investment management services and retirement planning and administration through third-party and direct distribution channels.
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
Additional factors that may cause future results to differ materially from forward-looking statements are discussed in Part I, Item 1A: Risk Factors in the Firm’s Annual Report on Form 10—K for the year ended December 31, 2005, to which reference is hereby made. There is no assurance that any list of risks and uncertainties or risk factors is complete.
Any forward-looking statements made by or on behalf of the Firm speak only as of the date they are made and JPMorgan Chase does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made. The reader should, however, consult any further disclosures of a forward-looking nature the Firm may make in any subsequent Annual Reports on Form 10—K, its Quarterly Reports on Form 10—Q and its Current Reports on Form 8-K.

Item 3 Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see the Market Risk Management section of the MD&A on pages 55—57 of this Form 10—Q.
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
There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
Part II Other Information
Item 1 Legal proceedings
The following information supplements and amends the disclosure set forth under Part I, Item 3 “Legal proceedings” in the Firm’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Firm’s SEC filings”).
Enron Litigation. On February 22, 2006, the United States District Court for the Southern District of Texas preliminarily approved the previously described settlement of the lead class action captioned Newby v. Enron Corp., and set a hearing on the motion for final approval for May 24, 2006. On March 6, 2006, two actions were filed alleging state law claims against JPMorgan Chase Bank relating to its role as indenture trustee in connection with certain Enron securities. On March 24, 2006, a shareholder derivative complaint was filed in the United States District Court for the Southern District of New York alleging breaches of fiduciary duty, mismanagement and corporate waste by the Firm’s directors and named officers in the management of the Firm in various alleged activities, including but not limited to Enron. A prior litigation by the same plaintiff relating only to Enron had previously been dismissed. The Firm has not yet responded to these new complaints. On April 11, 2006, the Firm filed its opposition to the summary judgment motions filed initially in two of the bank lender cases (and subsequently joined by the other bank lender case plaintiffs).
IPO allocation litigation. On April 19, 2006, JPMSI’s counsel entered into a Memorandum of Understanding (“MOU”) with Plaintiffs’ Executive Committees in the consolidated IPO securities cases (“IPO Securities Litigation”) and the consolidated IPO antitrust cases (“IPO Antitrust Litigation”) intended to result in a unitary settlement of (i) all claims against JPMSI in the 192 putative class actions coordinated in the IPO Securities Litigation involving an IPO or secondary public offering in which any JPMSI entity acted as a member of the underwriting syndicate, (ii) all of the class actions against JPMSI alleging violations of federal and state antitrust laws coordinated and consolidated in the IPO Antitrust Litigation, and (iii) the LaSala Actions. JPMSI agreed to pay $425,000,000 in order to achieve the unitary settlement. The MOU is subject to approval by the plaintiffs in each of the cases, finalization of necessary stipulation(s) of settlement between the parties and approval by the district court judges presiding over the IPO Securities Litigation and IPO Antitrust Litigation. The settlement does not include the separate lawsuit involving an alleged conspiracy to fix underwriting fees.
National Century Financial Enterprises litigation: The settlements with the Arizona Noteholders and the UAT have been fully consummated.
In addition to the various cases, proceedings and investigations discussed above, JPMorgan Chase and its subsidiaries are named as defendants in a number of other legal actions and governmental proceedings arising in connection with their businesses. Additional actions, investigations or proceedings may be brought from time to time in the future. In view of the inherent difficulty of predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages, or where the cases present novel legal theories, involve a large number of parties or are in early stages of discovery, the Firm cannot state with confidence what the eventual outcome of these pending matters will be, what the timing of the ultimate resolution of these matters will be or what the eventual loss, fines or penalties related to each pending matter may be. JPMorgan Chase believes, based upon its current knowledge, after consultation with counsel and after taking into account its current litigation reserves, that the outcome of the legal actions, proceedings and investigations currently pending against it should not have a material, adverse effect on the consolidated financial condition of the Firm. However, in light of the uncertainties involved in such proceedings, actions and investigations, there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserves currently accrued by the Firm; as a result, the outcome of a particular matter may be material to JPMorgan Chase’s results for a particular period, depending upon, among other factors, the size of the loss or liability imposed and the level of JPMorgan Chase’s income for that period.

Item 1A Risk Factors
For a discussion of the risk factors affecting the Firm, see Part 1, Item 1A, Risk Factors, on pages 4—6 and Forward-Looking Statements on page 135, of JPMorgan Chase’s 2005 Form 10—K.
Additionally, in connection with the announcement by the Firm on April 8, 2006, of its agreement to acquire the consumer, small-business and middle-market banking businesses of The Bank of New York, certain additional risks and uncertainties should be considered. These additional risks and uncertainties include: changes in the financial performance of the businesses the Firm is purchasing or the businesses it is selling; regulatory or legal issues, such as unanticipated difficulties in securing the regulatory or other approvals or consents required in connection with the transactions; difficulties or delays in converting the businesses between the parties’ information systems, or any inability to integrate the businesses being purchased as fully, or in as timely or cost-efficient a manner, as expected; and costs associated with the transaction, or employee or customer attrition being greater than expected.
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of 2006, shares of common stock of JPMorgan Chase & Co. were issued in transactions exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof, as follows: (1) to retired directors who had deferred receipt of such common stock pursuant to the Deferred Compensation Plan for Non-Employee Directors: 5,068 shares on January 3, 2006; and (2) to retired employees who had deferred receipt of such common shares pursuant to the Corporate Performance Incentive Plan: 31,737 shares on January 24, 2006.
On March 21, 2006, the Board of Directors approved a stock repurchase program which authorizes the repurchase of up to $8 billion of the Firm’s common shares. The new stock repurchase program replaces the Firm’s previous repurchase authorization. The amount authorized includes shares to be repurchased to offset issuances under the Firm’s employee stock-based plans. The actual amount of shares repurchased will be subject to various factors, including market conditions; legal considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account goodwill and intangibles); internal capital generation; and alternative potential investment opportunities. The repurchase program does not include specific price targets or time tables; may be executed through open market purchases or privately negotiated transactions or utilizing Rule 10b5-1 programs; and may be suspended at any time.
During the first quarter of 2006, under the respective stock repurchase programs then in effect, the Firm repurchased a total of 31.8 million shares for $1.3 billion at an average price per share of $40.54. Of the $1.3 billion shares repurchased in the first quarter of 2006, $1.1 billion was repurchased under the original $6 billion stock repurchase program, and $143 million was repurchased under the new $8 billion stock repurchase program. During the first quarter of 2005, under the original $6 billion stock repurchase program, the Firm repurchased 36.0 million shares for $1.3 billion at an average price per share of $36.57. As of March 31, 2006, $7.9 billion of authorized repurchase capacity remained under the new stock repurchase program.
The Firm has determined that it may, from time to time, enter into written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of common stock in accordance with the repurchase program. A Rule 10b5-1 repurchase plan would allow the Firm to repurchase shares during periods when it would not otherwise be repurchasing common stock — for example, during internal trading “black-out periods.” All purchases under a Rule 10b5-1 plan must be made according to a predefined plan that is established when the Firm is not aware of material nonpublic information.
The Firm’s repurchases of equity securities during the first quarter of 2006 were as follows:

			Dollar value of
	Total open	Average	remaining authorized
For the three months ended	market shares	price paid	repurchase program
March 31, 2006	repurchased	per share(a)	(in millions)

Repurchases under the $6 billion program:
January	6,977,500	$39.05	$1,580
February	12,650,300	40.40	1,069
March 1—20	8,780,500	41.43	—
Repurchases under the $8 billion program:
March 21—31	3,420,300	41.77	7,857

Total	31,828,600	$40.54

(a)	Excludes commission costs.

In addition to the repurchases disclosed above, participants in the Firm’s stock-based incentive plans may have shares withheld to cover income taxes. Shares withheld to pay income taxes are repurchased pursuant to the terms of the applicable plan and not under the Firm’s share repurchase program. Shares repurchased pursuant to these plans during the first quarter of 2006 were as follows:

For the three months		Average
ended	Total shares	price paid
March 31, 2006	repurchased	per share

January	7,339,071	$38.63
February	226,524	39.82
March	159,138	41.51

Total	7,724,733	$38.72

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

Date: May 8, 2006
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

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	100