Form 10-K/A
period 2005-12-31
J P MORGAN CHASE & CO
filed 2006-08-03
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
AMENDMENT NO. 2
Annual report pursuant to section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005	Commission file number 1-5805
JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 270 Park Avenue, New York, NY (Address of principal executive offices)	13-2624428 (I.R.S. employer identification no.) 10017 (Zip code)
Registrant’s telephone number, including area code: (212) 270-6000
Securities registered pursuant to Section 12(b) of the Act:
Title of each class

Common stock
Depositary shares representing a one-tenth interest in 6 5/8% cumulative preferred stock (stated value—$500)
6 1/8% subordinated notes due 2008
6.75% subordinated notes due 2008
6.50% subordinated notes due 2009
Guarantee of 7.50% Capital Securities, Series I, of J.P. Morgan Chase Capital IX
Guarantee of 7.00% Capital Securities, Series J, of J.P. Morgan Chase Capital X
Guarantee of 5 7/8% Capital Securities, Series K, of J.P. Morgan Chase Capital XI
Guarantee of 6.25% Capital Securities, Series L, of J.P. Morgan Chase Capital XII
Guarantee of 6.20% Capital Securities, Series N, of JPMorgan Chase Capital XIV
Guarantee of 6.35% Capital Securities, Series P, JPMorgan Chase Capital XVI
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
Securities registered pursuant to Section 12(g) of the Act: none
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
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

Form 10-K/A Index

		Page
Explanatory note		i

Part II
Item 8	Financial statements and supplementary data	11
Item 9A	Controls and procedures	12

Part IV
Item 15	Exhibits, financial statement schedules	12
EXPLANATORY NOTE
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”) is filing this Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2005, to reflect the restatement of the Firm’s Consolidated statements of cash flows, as discussed in Note 1 of the Notes to the Consolidated financial statements contained in Part II, Item 8: Financial statements and supplementary data. Except for Items 8 and 9A of Part II, no other information in the Form 10-K is being amended by this Amendment. This Amendment continues to speak as of the date of the original filing of the Form 10-K and the Firm has not updated the disclosure in this Amendment to speak as of any later date.

i

PAGES 1-10 NOT USED

Part II
Item 8: Financial statements and supplementary data
The Consolidated financial statements, together with the Notes thereto and the report of PricewaterhouseCoopers LLP dated February 24, 2006 and August 3, 2006 thereon, appear on pages 86 through 132.
Supplementary financial data for each full quarter within the two years ended December 31, 2005, are included on page 133 in the table entitled “Supplementary information – selected quarterly financial data (unaudited).” Also included is a “Glossary of terms’’ on page 134.

Parts II & IV
Item 9A: Controls and procedures
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Firm’s management, including its Chairman, Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chairman, Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective. See Exhibits 31.1, 31.2 and 31.3 for the Certification statements issued by the Chairman, Chief Executive Officer and Chief Financial Officer. In light of the misclassification in the Firm’s Consolidated statements of cash flows discussed below, the above-mentioned officers reevaluated the Firm’s disclosure controls and procedures and determined that their earlier conclusion regarding such controls and procedures remains valid.
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, in a firm as large and complex as JPMorgan Chase, lapses or defi -ciencies in internal controls are likely to occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies – or even material weaknesses – in internal controls in the future. See page 85 for Management’s report on internal control over financial reporting, and page 86 for the Report of independent registered public accounting firm with respect to management’s assessment of internal control.
As reported in a Current Report on Form 8-K filed by the Firm on August 3, 2006, the Firm is filing this amended Form 10-K for the year ended December 31, 2005 to restate the Consolidated statements of cash flows for the annual periods of 2005, 2004 and 2003 and is filing an amended Form 10-Q for the quarter ended March 31, 2006 to restate the Consolidated statements of cash flows for each of the quarterly periods of 2005 and the first quarter of 2006. The restatements will not affect the Firm’s Consolidated statements of income, Consolidated balance sheets or Consolidated statements of changes in stockholders’ equity for any of the affected periods. Accordingly, the Firm’s historical revenues, net income, earnings per share, total assets and regulatory capital remain unchanged.
The restatements result solely from the misclassification of cash flows related to certain residential mortgages and other loans that had been originated or purchased with the intent to sell. The cash flows from these loans had been classified as investing activities. However, in accordance with Statement of Financial Accounting Standards No. 102, “Statement of Cash Flows — Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale,” cash flows from these loans should have been, and in the future will be, classified as operating activities, rather than investing activities. Accordingly, the restatements will solely affect the classification of these activities and the subtotals of cash flows from operating and investing activities presented in the affected Consolidated statements of cash flows, but they will have no impact on the net increase (decrease) in total Cash and due from banks set forth in the Consolidated statements of cash flows for any of the previously reported periods.
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

Part IV

3.	Exhibits

3.1	Restated Certificate of Incorporation of JPMorgan Chase & Co. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

3.2	By-laws of JPMorgan Chase & Co., effective December 31, 2005.

4.1	Deposit Agreement, dated as of February 8, 1996, between J.P. Morgan & Co. Incorporated (succeeded through merger by JPMorgan Chase & Co.) and Morgan Guaranty Trust Company of New York (succeeded through merger by JPMorgan Chase Bank), as Depository (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form 8A (File No. 1-5805) of The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.) filed December 20, 2000).

4.2	Indenture, dated as of December 1, 1989, between Chemical Banking Corporation (now known as JPMorgan Chase & Co.) and The Chase Manhattan Bank (National Association) (succeeded by Deutsche Bank Trust Company Americas), as Trustee (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

4.3(a)	Indenture, dated as of April 1, 1987, as amended and restated as of December 15, 1992, between Chemical Banking Corporation (now known as JPMorgan Chase & Co.) and Morgan Guaranty Trust Company of New York (succeeded by U.S. Bank Trust National Association), as Trustee.

4.3(b)	Second Supplemental Indenture, dated as of October 8, 1996, between The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.) and First Trust of New York, National Association (succeeded by U.S. Bank Trust National Association), as Trustee, to the Indenture, dated as of April 1, 1987, as amended and restated as of December 15, 1992.

4.3(c)	Third Supplemental Indenture, dated as of December 29, 2000, between The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of April 1, 1987, as amended and restated as of December 15, 1992.

4.4(a)	Amended and Restated Indenture, dated as of September 1, 1993, between The Chase Manhattan Corporation (succeeded through merger by JPMorgan Chase & Co.) and Chemical Bank (succeeded by U.S. Bank Trust National Association), as Trustee.

4.4(b)	First Supplemental Indenture, dated as of March 29, 1996, among Chemical Banking Corporation (now known as JPMorgan Chase & Co.), The Chase Manhattan Corporation, (succeeded through merger by JPMorgan Chase & Co.), Chemical Bank, as Resigning Trustee, and First Trust of New York, National Association (succeeded by U.S. Bank Trust National Association), as Successor Trustee, to the Amended and Restated Indenture, dated as of September 1, 1993.

4.4(c)	Second Supplemental Indenture, dated as of October 8, 1996, between The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.) and First Trust of New York, National Association (succeeded by U.S. Bank Trust National Association), as Trustee, to the Amended and Restated Indenture, dated as of September 1, 1993.

4.4(d)	Third Supplemental Indenture, dated as of December 29, 2000, between The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Amended and Restated Indenture, dated as of September 1, 1993.

4.5(a)	Indenture, dated as of August 15, 1982, between J.P. Morgan & Co. Incorporated (succeeded through merger by JPMorgan Chase & Co.) and Manufacturers Hanover Trust Company (succeeded by U.S. Bank Trust National Association), as Trustee.

4.5(b)	First Supplemental Indenture, dated as of May 5, 1986, between J.P. Morgan & Co. Incorporated (succeeded through merger by JPMorgan Chase & Co.) and Manufacturers Hanover Trust Company (succeeded by U.S. Bank Trust National Association), as Trustee, to the Indenture, dated as of August 15, 1982.

4.5(c)	Second Supplemental Indenture, dated as of February 27, 1996, between J.P. Morgan & Co. Incorporated (succeeded through merger by JPMorgan Chase & Co.) and First Trust of New York, National Association (succeeded by U.S. Bank Trust National Association), as Trustee, to the Indenture, dated as of August 15, 1982.

4.5(d)	Third Supplemental Indenture, dated as of January 30, 1997, between J.P. Morgan & Co. Incorporated (succeeded through merger by JPMorgan Chase & Co.) and First Trust of New York, National Association (succeeded by U.S. Bank Trust National Association), as Trustee, to the Indenture, dated as of August 15, 1982.

4.5(e)	Fourth Supplemental Indenture, dated as of December 29, 2000, among J.P. Morgan & Co. Incorporated (succeeded through merger by JPMorgan Chase & Co.), The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of August 15, 1982.

4.6(a)	Indenture, dated as of March 1, 1993, between J.P. Morgan & Co. Incorporated (succeeded through merger by JPMorgan Chase & Co.) and Citibank, N.A. (succeeded by U.S. Bank Trust National Association), as Trustee.

4.6(b)	First Supplemental Indenture, dated as of December 29, 2000, among J.P. Morgan & Co. Incorporated (succeeded through merger by JPMorgan Chase & Co.), The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of March 1, 1993.

4.7	Indenture, dated as of May 25, 2001, between J.P. Morgan Chase & Co. and Bankers Trust Company (succeeded by Deutsche Bank Trust Company Americas), as Trustee (incorporated by reference to Exhibit 4(a)(1) to the amended Registration Statement on Form S-3 (File No. 333-52826) of J.P. Morgan Chase & Co. filed June 13, 2001).

4.8(a)	Junior Subordinated Indenture, dated as of December 1, 1996, between The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.) and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.8(a) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

4.8(b)	Guarantee Agreement, dated as of January 24, 1997, between The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.) and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.8(b) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

4.8(c)	Amended and Restated Trust Agreement, dated as of January 24, 1997, among The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.), The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.8(c) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

Part IV

4.9(a)	Indenture, dated as of March 3, 1997, between Banc One Corporation (succeeded through merger by JPMorgan Chase & Co.) and The Chase Manhattan Bank (succeeded by Deutsche Bank Trust Company Americas), as Trustee (incorporated by reference to Exhibit 4.9(a) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

4.9(b)	First Supplemental Indenture, dated as of October 2, 1998, between Banc One Corporation (succeeded through merger by JPMorgan Chase & Co.) and The Chase Manhattan Bank (succeeded by Deutsche Bank Trust Company Americas), as Trustee, to the Indenture, dated as of March 3, 1997 (incorporated by reference to Exhibit 4.9(b) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

4.9(c)	Form of Second Supplemental Indenture, dated as of July 1, 2004, among J.P. Morgan Chase & Co., Bank One Corporation (succeeded through merger by JPMorgan Chase & Co.), JPMorgan Chase Bank, as Resigning Trustee, and Deutsche Bank Trust Company Americas, as Successor Trustee, to the Indenture, dated as of March 3, 1997 (incorporated by reference to Exhibit 4.22 to the Registration Statement on Form S-3 (File No. 333-116822) of JPMorgan Chase & Co. filed June 24, 2004).

4.10(a)	Indenture, dated as of March 3, 1997, between Banc One Corporation (succeeded through merger by JPMorgan Chase & Co.) and The Chase Manhattan Bank (succeeded by U.S. Bank Trust National Association), as Trustee (incorporated by reference to Exhibit 4.10(a) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

4.10(b)	First Supplemental Indenture, dated as of October 2, 1998, between Banc One Corporation (succeeded through merger by JPMorgan Chase & Co.) and The Chase Manhattan Bank (succeeded by U.S. Bank Trust National Association), as Trustee, to the Indenture, dated as of March 3, 1997 (incorporated by reference to Exhibit 4.10(b) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

4.10(c)	Second Supplemental Indenture, dated as of July 1, 2004, among J.P. Morgan Chase & Co., Bank One Corporation (succeeded through merger by JPMorgan Chase & Co.), JPMorgan Chase Bank, as Resigning Trustee, and U.S. Bank Trust National Association, as Successor Trustee, to the Indenture, dated as of March 3, 1997 (incorporated by reference to Exhibit 4.25 to the Registration Statement on Form S-3 (File No. 333-116822) of JPMorgan Chase & Co. filed June 24, 2004).

4.11(a)	Form of Indenture, dated as of July 1, 1995, between Banc One Corporation (succeeded through merger by JPMorgan Chase & Co.) and Citibank N.A, as Trustee (incorporated by reference to Exhibit 4.11(a) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

4.11(b)	Form of Supplemental Indenture, dated as of July 1, 2004, among J.P. Morgan Chase & Co., Bank One Corporation (succeeded through merger by JPMorgan Chase & Co.) and Citibank N.A., as Trustee, to the Indenture, dated as of July 1, 1995 (incorporated by reference to Exhibit 4.31 to the amended Registration Statement on Form S-3 (File No. 333-116822) of JPMorgan Chase & Co. filed July 1, 2004).

4.12(a)	Form of Indenture, dated as of December 1, 1995, between First Chicago NBC Corporation (succeeded through merger by JPMorgan Chase & Co.) and The Chase Manhattan Bank (National Association) (succeeded by U.S. Bank Trust National Association), as Trustee (incorporated by reference to Exhibit 4.12(a) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

4.12(b)	Form of Supplemental Indenture, dated as of July 1, 2004, among J.P. Morgan Chase & Co., Bank One Corporation (succeeded through merger by JPMorgan Chase & Co.), JPMorgan Chase Bank, as Resigning Trustee, and U.S. Bank Trust National Association, as Successor Trustee, to the Indenture, dated as of December 1, 1995 (incorporated by reference to Exhibit 4.29 to the Registration Statement on Form S-3 (File No. 333-116822) of JPMorgan Chase & Co. filed June 24, 2004).

10.1	Deferred Compensation Plan for Non-Employee Directors of The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.) and The Chase Manhattan Bank (now known as JPMorgan Chase Bank, N.A.), as amended and restated effective December, 1996 (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

10.2	Post-Retirement Compensation Plan for Non-Employee Directors of The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.), as amended and restated effective May 21, 1996 (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

10.3	Deferred Compensation Program of JPMorgan Chase & Co. and Participating Companies, effective as of January 1, 1996 (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

10.4	2005 Deferred Compensation Program of JPMorgan Chase & Co., effective December 31, 2005.

10.5	JPMorgan Chase & Co. 2005 Long-Term Incentive Plan (incorporated by reference to Appendix C of Schedule 14A of JPMorgan Chase & Co. (File No. 1-5805) filed April 4, 2005).

10.6	The Chase Manhattan Corporation 1996 Long-Term Incentive Plan.

10.7	Key Executive Performance Plan of JPMorgan Chase & Co., as restated as of January 1, 2005.

10.8	Excess Retirement Plan of The Chase Manhattan Bank and Participating Companies, restated effective January 1, 2005.

10.9	1984 J.P. Morgan & Co. Incorporated Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

10.10	1992 J.P. Morgan & Co. Incorporated and Affiliated Companies Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

10.11	1995 J.P. Morgan & Co. Incorporated Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

10.12	1998 J.P. Morgan & Co. Incorporated and Affiliated Companies Performance Plan (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

10.13	Executive Retirement Plan of The Chase Manhattan Corporation and Certain Subsidiaries.

10.14	Benefit Equalization Plan of The Chase Manhattan Corporation and Certain Subsidiaries.

10.15	Summary of Terms of JPMorgan Chase & Co. Severance Policy.

10.16	Employment Agreement between J. P. Morgan Chase & Co. and James Dimon dated January 14, 2004 (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-4 of J.P. Morgan Chase & Co. (File No. 333-112967) filed February 20, 2004).

10.17	Summary of Terms of Pension of William B. Harrison, Jr. (incorporated by reference to Form 8-K Item 1.01 of JPMorgan Chase & Co. filed February 28, 2005 (File No. 1-5805)).

10.18	Bank One Corporation Director Stock Plan, as amended (incorporated by reference to Exhibit 10(B) to the Form 10-K of Bank One Corporation (File No. 1-15323) for the year ended December 31, 2003).

10.19	Summary of Bank One Corporation Director Deferred Compensation Plan.

10.20	Bank One Corporation Stock Performance Plan (incorporated by reference to Exhibit 10(A) to the Form 10-K of Bank One Corporation (File No. 1-15323) for the year ended December 31, 2002).

10.21	Bank One Corporation Deferred Compensation Plan.

10.22	Bank One Corporation Supplemental Savings and Investment Plan, as amended (incorporated by reference to Exhibit 10(E) to the Form 10-K of Bank One Corporation (File No. 1-15323) for the year ended December 31, 2003).

10.23	Bank One Corporation Supplemental Personal Pension Account Plan, as amended (incorporated by reference to Exhibit 10(F) to the Form 10-K of Bank One Corporation (File No. 1-15323) for the year ended December 31, 2003).

10.24	Bank One Corporation Key Executive Change of Control Plan, as amended (incorporated by reference to Exhibit 10(G) to the Form
10-K of Bank One Corporation (File No. 1-15323) for the year ended December 31, 2003).

10.25	Bank One Corporation Planning Group Annual Incentive Plan, as amended (incorporated by reference to Exhibit 10(H) to the Form
10-K of Bank One Corporation (File No. 1-15323) for the year ended December 31, 2003).

10.26	Bank One Corporation Investment Option Plan.

10.27	First Chicago Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

10.28	NBD Bancorp, Inc. Performance Incentive Plan, as amended (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

10.29	Bank One Corporation Revised and Restated 1989 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

10.30	Bank One Corporation Revised and Restated 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

10.31	Form of JPMorgan Chase & Co. Long-Term Incentive Plan Award Agreement of January 2005 stock appreciation rights.

10.32	JPMorgan Chase & Co. Long-Term Incentive Plan Award Agreement of January 2005 restricted stock units (incorporated by reference to Exhibit 10.1 to Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed April 11, 2005).

10.33	Form of JPMorgan Chase & Co. Long-Term Incentive Plan Award Agreement of October 2005 stock appreciation rights.

10.34	Amendment and Restatement of Letter Agreement between JPMorgan Chase & Co. and Charles W. Scharf, dated December 29, 2005.

12.1	Computation of ratio of earnings to fixed charges.

12.2	Computation of ratio of earnings to fixed charges and preferred stock dividend requirements.

21.1	List of Subsidiaries of JPMorgan Chase & Co.

22.1	Annual Report on Form 11-K of The JPMorgan Chase 401(k) Savings Plan for the fiscal year ended December 31, 2005.

23.1	Consent of independent registered public accounting firm.*

24.1	Powers of Attorney.*

31.1	Certification.*

31.2	Certification.*

31.3	Certification.*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith
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

PAGES 16 — 20 NOT USED

Table of contents
ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited financial statements:
85	Management’s report on internal control over financial reporting
86	Report of independent registered public accounting firm
87	Consolidated financial statements
91	Notes to consolidated financial statements

Supplementary information:
133	Selected quarterly financial data
134	Glossary of terms
135	Forward-looking statements

JPMorgan Chase & Co./ 2005 Annual Report	21

PAGES 22-84 NOT USED

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
As described in the section entitled “Restatement of the consolidated statements of cash flows” included in Note 1 to the consolidated financial statements, the Company restated its 2005, 2004 and 2003 consolidated financial statements.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in the accompanying Management’s report on internal control over financial reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of
December 31, 2005, based on criteria established in Internal Control –Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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

February 24, 2006, except with respect to our opinion on the consolidated financial statements insofar as it relates to the section entitled “Restatement of the consolidated statements of cash flows” included in Note 1, as to which the date is August 3, 2006

86	JPMorgan Chase & Co. / 2005 Annual Report

Consolidated statements of income
JPMorgan Chase & Co.

Year ended December 31, (in millions, except per share data)(a)	2005	2004	2003

Revenue
Investment banking fees	$4,088	$3,537	$2,890
Trading revenue	5,860	3,612	4,427
Lending & deposit related fees	3,389	2,672	1,727
Asset management, administration and commissions	10,390	8,165	6,039
Securities/private equity gains	473	1,874	1,479
Mortgage fees and related income	1,054	806	790
Credit card income	6,754	4,840	2,466
Other income	2,694	830	601

Noninterest revenue	34,702	26,336	20,419

Interest income	45,200	30,595	24,044
Interest expense	25,369	13,834	11,079

Net interest income	19,831	16,761	12,965

Total net revenue	54,533	43,097	33,384

Provision for credit losses	3,483	2,544	1,540

Noninterest expense
Compensation expense	18,255	14,506	11,387
Occupancy expense	2,299	2,084	1,912
Technology and communications expense	3,624	3,702	2,844
Professional & outside services	4,224	3,862	2,875
Marketing	1,917	1,335	710
Other expense	3,705	2,859	1,694
Amortization of intangibles	1,525	946	294
Merger costs	722	1,365	—
Litigation reserve charge	2,564	3,700	100

Total noninterest expense	38,835	34,359	21,816

Income before income tax expense	12,215	6,194	10,028
Income tax expense	3,732	1,728	3,309

Net income	$8,483	$4,466	$6,719

Net income applicable to common stock	$8,470	$4,414	$6,668

Net income per common share
Basic earnings per share	$2.43	$1.59	$3.32
Diluted earnings per share	2.38	1.55	3.24

Average basic shares	3,492	2,780	2,009
Average diluted shares	3,557	2,851	2,055

Cash dividends per common share	$1.36	$1.36	$1.36

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.
The Notes to consolidated financial statements are an integral part of these statements.

JPMorgan Chase & Co. / 2005 Annual Report	87

Consolidated balance sheets
JPMorgan Chase & Co.

At December 31, (in millions, except share data)	2005	2004

Assets
Cash and due from banks	$36,670	$35,168
Deposits with banks	21,661	21,680
Federal funds sold and securities purchased under resale agreements	133,981	101,354
Securities borrowed	74,604	47,428
Trading assets (including assets pledged of $79,657 at December 31, 2005, and $77,266 at December 31, 2004)	298,377	288,814
Securities:
Available-for-sale (including assets pledged of $17,614 at December 31, 2005, and $26,881 at December 31, 2004)	47,523	94,402
Held-to-maturity (fair value: $80 at December 31, 2005, and $117 at December 31, 2004)	77	110
Interests in purchased receivables	29,740	31,722

Loans	419,148	402,114
Allowance for loan losses	(7,090)	(7,320)

Loans, net of Allowance for loan losses	412,058	394,794

Private equity investments	6,374	7,735
Accrued interest and accounts receivable	22,421	21,409
Premises and equipment	9,081	9,145
Goodwill	43,621	43,203
Other intangible assets:
Mortgage servicing rights	6,452	5,080
Purchased credit card relationships	3,275	3,878
All other intangibles	4,832	5,726
Other assets	48,195	45,600

Total assets	$1,198,942	$1,157,248

Liabilities
Deposits:
U.S. offices:
Noninterest-bearing	$135,599	$129,257
Interest-bearing	287,774	261,673
Non-U.S. offices:
Noninterest-bearing	7,476	6,931
Interest-bearing	124,142	123,595

Total deposits	554,991	521,456
Federal funds purchased and securities sold under repurchase agreements	125,925	127,787
Commercial paper	13,863	12,605
Other borrowed funds	10,479	9,039
Trading liabilities	145,930	151,207
Accounts payable, accrued expenses and other liabilities (including the Allowance for lending-related commitments of $400 at December 31, 2005, and $492 at December 31, 2004)	78,460	75,722
Beneficial interests issued by consolidated VIEs	42,197	48,061
Long-term debt	108,357	95,422
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	11,529	10,296

Total liabilities	1,091,731	1,051,595

Commitments and contingencies (see Note 25 of this Annual Report)

Stockholders’ equity
Preferred stock	139	339
Common stock (authorized 9,000,000,000 shares at December 31, 2005 and 2004; issued 3,618,189,597 shares and 3,584,747,502 shares at December 31, 2005 and 2004, respectively)	3,618	3,585
Capital surplus	74,994	72,801
Retained earnings	33,848	30,209
Accumulated other comprehensive income (loss)	(626)	(208)
Treasury stock, at cost (131,500,350 shares at December 31, 2005, and 28,556,534 shares at December 31, 2004)	(4,762)	(1,073)

Total stockholders’ equity	107,211	105,653

Total liabilities and stockholders’ equity	$1,198,942	$1,157,248

The Notes to consolidated financial statements are an integral part of these statements.

88	JPMorgan Chase & Co. / 2005 Annual Report

Consolidated statements of changes in stockholders’ equity
JPMorgan Chase & Co.

Year ended December 31, (in millions, except per share data)(a)	2005	2004	2003

Preferred stock
Balance at beginning of year	$339	$1,009	$1,009
Redemption of preferred stock	(200)	(670)	—

Balance at end of year	139	339	1,009

Common stock
Balance at beginning of year	3,585	2,044	2,024
Issuance of common stock	33	72	20
Issuance of common stock for purchase accounting acquisitions	—	1,469	—

Balance at end of year	3,618	3,585	2,044

Capital surplus
Balance at beginning of year	72,801	13,512	13,222
Issuance of common stock and options for purchase accounting acquisitions	—	55,867	—
Shares issued and commitments to issue common stock for employee stock-based awards and related tax effects	2,193	3,422	290

Balance at end of year	74,994	72,801	13,512

Retained earnings
Balance at beginning of year	30,209	29,681	25,851
Net income	8,483	4,466	6,719
Cash dividends declared:
Preferred stock	(13)	(52)	(51)
Common stock ($1.36 per share each year)	(4,831)	(3,886)	(2,838)

Balance at end of year	33,848	30,209	29,681

Accumulated other comprehensive income (loss)
Balance at beginning of year	(208)	(30)	1,227
Other comprehensive income (loss)	(418)	(178)	(1,257)

Balance at end of year	(626)	(208)	(30)

Treasury stock, at cost
Balance at beginning of year	(1,073)	(62)	(1,027)
Purchase of treasury stock	(3,412)	(738)	—
Reissuance from treasury stock	—	—	1,082
Share repurchases related to employee stock-based awards	(277)	(273)	(117)

Balance at end of year	(4,762)	(1,073)	(62)

Total stockholders’ equity	$107,211	$105,653	$46,154

Comprehensive income
Net income	$8,483	$4,466	$6,719
Other comprehensive income (loss)	(418)	(178)	(1,257)

Comprehensive income	$8,065	$4,288	$5,462

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.
The Notes to consolidated financial statements are an integral part of these statements.

JPMorgan Chase & Co. / 2005 Annual Report	89

Consolidated statements of cash flows
JPMorgan Chase & Co.

	2005	2004	2003
Year ended December 31, (in millions)(a)	(Restated)	(Restated)	(Restated)

Operating activities
Net income	$8,483	$4,466	$6,719
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	3,483	2,544	1,540
Depreciation and amortization	4,318	3,835	3,101
Deferred tax (benefit) provision	(1,791)	(827)	1,428
Investment securities (gains) losses	1,336	(338)	(1,446)
Private equity unrealized (gains) losses	55	(766)	(77)
Gain on dispositions of businesses	(1,254)	(17)	(68)
Originations and purchases of loans held-for-sale	(108,611)	(89,315)	(163,025)
Proceeds from sales and securitizations of loans held-for-sale	102,602	95,973	162,699
Net change in:
Trading assets	(3,845)	(48,703)	(2,671)
Securities borrowed	(27,290)	(4,816)	(7,691)
Accrued interest and accounts receivable	(1,934)	(2,391)	1,809
Other assets	(9)	(17,588)	(9,848)
Trading liabilities	(12,578)	29,764	15,769
Accounts payable, accrued expenses and other liabilities	5,532	13,277	5,973
Other operating adjustments	1,267	(245)	63

Net cash (used in) provided by operating activities	(30,236)	(15,147)	14,275

Investing activities
Net change in:
Deposits with banks	104	(4,196)	(1,233)
Federal funds sold and securities purchased under resale agreements	(32,469)	(13,101)	(11,059)
Held-to-maturity securities:
Proceeds	33	66	221
Available-for-sale securities:
Proceeds from maturities	31,053	45,197	10,548
Proceeds from sales	82,902	134,534	315,738
Purchases	(81,749)	(173,745)	(301,854)
Proceeds from sales and securitizations of loans held-for-investment	23,861	12,854	8,716
Originations and other changes in loans, net	(40,436)	(47,726)	(9,299)
Net cash (used) received in business acquisitions or dispositions	(1,039)	13,864	(575)
All other investing activities, net	4,796	2,519	1,541

Net cash (used in) provided by investing activities	(12,944)	(29,734)	12,744

Financing activities
Net change in:
Deposits	31,415	52,082	21,851
Federal funds purchased and securities sold under repurchase agreements	(1,862)	7,065	(56,017)
Commercial paper and other borrowed funds	2,618	(4,343)	555
Proceeds from the issuance of long-term debt and capital debt securities	43,721	25,344	17,195
Repayments of long-term debt and capital debt securities	(26,883)	(16,039)	(8,316)
Proceeds from the issuance of stock and stock-related awards	682	848	1,213
Redemption of preferred stock	(200)	(670)	—
Treasury stock purchased	(3,412)	(738)	—
Cash dividends paid	(4,878)	(3,927)	(2,865)
All other financing activities, net	3,868	(26)	133

Net cash provided by (used in) financing activities	45,069	59,596	(26,251)

Effect of exchange rate changes on cash and due from banks	(387)	185	282
Net increase (decrease) in cash and due from banks	1,502	14,900	1,050
Cash and due from banks at the beginning of the year	35,168	20,268	19,218

Cash and due from banks at the end of the year	$36,670	$35,168	$20,268

Cash interest paid	$24,583	$13,384	$10,976
Cash income taxes paid	$4,758	$1,477	$1,337

Note:	In 2004, the fair values of noncash assets acquired and liabilities assumed in the Merger with Bank One were $320.9 billion and $277.0 billion, respectively, and approximately 1,469 million shares of common stock, valued at approximately $57.3 billion, were issued in connection with the merger with Bank One.

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.
The Notes to consolidated financial statements are an integral part of these statements.

90	JPMorgan Chase & Co. / 2005 Annual Report

Notes to consolidated financial statements
JPMorgan Chase & Co.
Note 1 – Basis of presentation

JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States, with operations worldwide. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing, investment management, private banking and private equity. For a discussion of the Firm’s business segment information, see Note 31 on pages 130–131 of this Annual Report.
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
There are two different accounting frameworks applicable to SPEs: the qualifying SPE (“QSPE”) framework under SFAS 140; and the variable interest entity (“VIE”) framework under FIN 46R. The applicable framework depends on the nature of the entity and the Firm’s relation to that entity. The QSPE framework is applicable when an entity transfers (sells) financial assets to an SPE meeting certain criteria defined in SFAS 140. These criteria are designed to ensure that the activities of the entity are essentially predetermined at the inception of the vehicle and that the transferor of the financial assets cannot exercise control over the entity and the assets therein. Entities meeting these criteria are not consolidated by the transferor or other counterparties, as long as they do not have the unilateral ability to liquidate or to cause the entity to no longer meet the QSPE criteria. The Firm primarily follows the QSPE model for securitizations of its residential and commercial mortgages, credit card loans and automobile loans. For further details, see Note 13 on pages 108–111 of this Annual Report.
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
FIN 46R requires a variable interest holder (i.e., a counterparty to a VIE) to consolidate the VIE if that party will absorb a majority of the expected losses of the VIE, receive the majority of the expected residual returns of the VIE, or both. This party is considered the primary beneficiary. In making this determination, the Firm thoroughly evaluates the VIE’s design, capital structure and relationships among variable interest holders. When the primary beneficiary cannot be identified through a qualitative analysis, the Firm performs a quantitative analysis, which computes and allocates expected losses or residual returns to variable interest holders. The allocation of expected cash flows in this analysis is based upon the relative contractual rights and preferences of each interest holder in the VIE’s capital structure. For further details, see Note 14 on pages 111–113 of this Annual Report.
All retained interests and significant transactions between the Firm, QSPEs and nonconsolidated VIEs are reflected on JPMorgan Chase’s Consolidated balance sheets or in the Notes to consolidated financial statements.
Investments in companies that are considered to be voting-interest entities under FIN 46R in which the Firm has significant influence over operating and financing decisions are accounted for in accordance with the equity method of accounting. These investments are generally included in Other assets, and the Firm’s share of income or loss is included in Other income. For a discussion of private equity investments, see Note 9 on pages 103–105 of this Annual Report.
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

JPMorgan Chase & Co./ 2005 Annual Report	91

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
Significant accounting policies
The following table identifies JPMorgan Chase’s significant accounting policies and the Note and page where a detailed description of each policy can be found:

Trading activities	Note	3	Page	94
Other noninterest revenue	Note	4	Page	95
Pension and other postretirement employee benefit plans	Note	6	Page	96
Employee stock-based incentives	Note	7	Page	100
Securities and private equity investments	Note	9	Page	103
Securities financing activities	Note	10	Page	105
Loans	Note	11	Page	106
Allowance for credit losses	Note	12	Page	107
Loan securitizations	Note	13	Page	108
Variable interest entities	Note	14	Page	111
Goodwill and other intangible assets	Note	15	Page	114
Premises and equipment	Note	16	Page	116
Income taxes	Note	22	Page	120
Accounting for derivative instruments and hedging activities	Note	26	Page	123
Off–balance sheet lending-related financial instruments and guarantees	Note	27	Page	124
Fair value of financial instruments	Note	29	Page	126
Restatement of the Consolidated Statements of Cash Flows
As reported in a Current Report on Form 8-K filed by the Firm on August 3, 2006, the Firm is filing an amended Form 10-K for the year ended December 31, 2005 to restate the Consolidated statements of cash flows for the annual periods of 2005, 2004 and 2003 and is filing an amended Form 10-Q for the quarter ended March 31, 2006 to restate the Consolidated statements of cash flows for each of the quarterly periods of 2005 and the first quarter of 2006. The restatements will not affect the Firm’s Consolidated statements of income, Consolidated balance sheets or Consolidated statements of changes in stockholders’ equity for any of the affected periods. Accordingly, the Firm’s historical revenues, net income, earnings per share, total assets and regulatory capital remain unchanged.
The restatements result solely from the misclassification of cash flows related to certain residential mortgages and other loans that had been originated or purchased with the intent to sell. The cash flows from these loans had been classified as investing activities. However, in accordance with Statement of Financial Accounting Standards No. 102, “Statement of Cash Flows—Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale,” cash flows from these loans should have been, and in the future will be, classified as operating activities, rather than investing activities. Accordingly, the restatements will solely affect the classification of these activities and the subtotals of cash flows from operating and investing activities presented in the affected Consolidated statements of cash flows, but they will have no impact on the net increase (decrease) in total Cash and due from banks set forth in the Consolidated statements of cash flows for any of the previously reported periods.
The Consolidated statements of cash flows for the years ended December 31, 2005, 2004, and 2003, as previously reported and as restated, are reflected on the following page.

91A	JPMorgan Chase & Co. / 2005 Annual Report

Consolidated statements of cash flows
JPMorgan Chase & Co.

	2005		2004		2003
	As previously		As previously		As previously
Year ended December 31, (in millions)(a)	reported	Restated	reported	Restated	reported	Restated

Operating activities
Net income	$8,483	$8,483	$4,466	$4,466	$6,719	$6,719
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	3,483	3,483	2,544	2,544	1,540	1,540
Depreciation and amortization	4,318	4,318	3,835	3,835	3,101	3,101
Deferred tax (benefit) provision	(1,791)	(1,791)	(827)	(827)	1,428	1,428
Investment securities (gains) losses	1,336	1,336	(338)	(338)	(1,446)	(1,446)
Private equity unrealized (gains) losses	55	55	(766)	(766)	(77)	(77)
Gain on dispositions of businesses	(1,254)	(1,254)	(17)	(17)	(68)	(68)
Originations and purchases of loans held-for-sale	—	(108,611)	—	(89,315)	—	(163,025)
Proceeds from sales and securitizations of loans held-for-sale	—	102,602	—	95,973	—	162,699
Net change in:
Trading assets	(3,845)	(3,845)	(48,703)	(48,703)	(2,671)	(2,671)
Securities borrowed	(27,290)	(27,290)	(4,816)	(4,816)	(7,691)	(7,691)
Accrued interest and accounts receivable	(1,934)	(1,934)	(2,391)	(2,391)	1,809	1,809
Other assets	(9)	(9)	(17,588)	(17,588)	(9,848)	(9,848)
Trading liabilities	(12,578)	(12,578)	29,764	29,764	15,769	15,769
Accounts payable, accrued expenses and other liabilities	5,532	5,532	13,277	13,277	5,973	5,973
Other operating adjustments	1,267	1,267	(245)	(245)	63	63

Net cash (used in) provided by operating activities	(24,227)	(30,236)	(21,805)	(15,147)	14,601	14,275
Investing activities
Net change in:
Deposits with banks	104	104	(4,196)	(4,196)	(1,233)	(1,233)
Federal funds sold and securities purchased under resale agreements	(32,469)	(32,469)	(13,101)	(13,101)	(11,059)	(11,059)
Held-to-maturity securities:
Proceeds	33	33	66	66	221	221
Available-for-sale securities:
Proceeds from maturities	31,053	31,053	45,197	45,197	10,548	10,548
Proceeds from sales	82,902	82,902	134,534	134,534	315,738	315,738
Purchases	(81,749)	(81,749)	(173,745)	(173,745)	(301,854)	(301,854)
Proceeds from sales and securitizations of loans held-for-investment	126,310	23,861	108,637	12,854	170,870	8,716
Originations and other changes in loans, net	(148,894)	(40,436)	(136,851)	(47,726)	(171,779)	(9,299)
Net cash (used) received in business acquisitions or dispositions	(1,039)	(1,039)	13,864	13,864	(575)	(575)
All other investing activities, net	4,796	4,796	2,519	2,519	1,541	1,541

Net cash (used in) provided by investing activities	(18,953)	(12,944)	(23,076)	(29,734)	12,418	12,744
Financing activities
Net change in:
Deposits	31,415	31,415	52,082	52,082	21,851	21,851
Federal funds purchased and securities sold under repurchase agreements	(1,862)	(1,862)	7,065	7,065	(56,017)	(56,017)
Commercial paper and other borrowed funds	2,618	2,618	(4,343)	(4,343)	555	555
Proceeds from the issuance of long-term debt and capital debt securities	43,721	43,721	25,344	25,344	17,195	17,195
Repayments of long-term debt and capital debt securities	(26,883)	(26,883)	(16,039)	(16,039)	(8,316)	(8,316)
Proceeds from the issuance of stock and stock-related awards	682	682	848	848	1,213	1,213
Redemption of preferred stock	(200)	(200)	(670)	(670)	—	—
Treasury stock purchased	(3,412)	(3,412)	(738)	(738)	—	—
Cash dividends paid	(4,878)	(4,878)	(3,927)	(3,927)	(2,865)	(2,865)
All other financing activities, net	3,868	3,868	(26)	(26)	133	133

Net cash provided by (used in) financing activities	45,069	45,069	59,596	59,596	(26,251)	(26,251)

Effect of exchange rate changes on cash and due from banks	(387)	(387)	185	185	282	282
Net increase (decrease) in cash and due from banks	1,502	1,502	14,900	14,900	1,050	1,050
Cash and due from banks at the beginning of the year	35,168	35,168	20,268	20,268	19,218	19,218

Cash and due from banks at the end of the year	$36,670	$36,670	$35,168	$35,168	$20,268	$20,268

Cash interest paid	$24,583	$24,583	$13,384	$13,384	$10,976	$10,976
Cash income taxes paid	$4,758	$4,758	$1,477	$1,477	$1,337	$1,337

Note:	In 2004, the fair values of noncash assets acquired and liabilities assumed in the Merger with Bank One were $320.9 billion and $277.0 billion, respectively, and approximately 1,469 million shares of common stock, valued at approximately $57.3 billion, were issued in connection with the merger with Bank One.

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.
The Notes to consolidated financial statements are an integral part of these statements.

JPMorgan Chase & Co./ 2005 Annual Report	91B

Notes to consolidated financial statements
JPMorgan Chase & Co.

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
The final purchase price of the Merger has been allocated to the assets acquired and liabilities assumed using their fair values as of the merger date. The computation of the purchase price and the allocation of the purchase price to the net assets of Bank One – based on their respective fair values as of July 1, 2004 – and the resulting goodwill are presented on right.

(in millions, except per share amounts)	July 1, 2004

Purchase price
Bank One common stock exchanged	1,113
Exchange ratio	1.32

JPMorgan Chase common stock issued	1,469
Average purchase price per JPMorgan Chase common share (a)	$39.02

		$57,336
Fair value of employee stock awards and direct acquisition costs		1,210

Total purchase price		$58,546

Net assets acquired:
Bank One stockholders’ equity	$24,156
Bank One goodwill and other intangible assets	(2,754)

Subtotal	21,402

Adjustments to reflect assets acquired at fair value:
Loans and leases	(2,261)
Private equity investments	(72)
Identified intangibles	8,665
Pension plan assets	(778)
Premises and equipment	(417)
Other assets	(267)

Amounts to reflect liabilities assumed at fair value:
Deposits	(373)
Deferred income taxes	932
Other postretirement benefit plan liabilities	(49)
Other liabilities	(1,162)
Long-term debt	(1,234)

		24,386

Goodwill resulting from Merger(b)		$34,160

(a)	The value of the Firm’s common stock exchanged with Bank One shareholders was based on the average closing prices of the Firm’s common stock for the two days prior to, and the two days following, the announcement of the Merger on January 14, 2004.

(b)	Goodwill resulting from the Merger reflects adjustments of the allocation of the purchase price to the net assets acquired through June 30, 2005. Minor adjustments subsequent to June 30, 2005, are reflected in the December 31, 2005 Goodwill balance in Note 15 on page 114 of this Annual Report.

92	JPMorgan Chase & Co./ 2005 Annual Report

Condensed statement of net assets acquired
The following condensed statement of net assets acquired reflects the fair value of Bank One net assets as of July 1, 2004.

(in millions)	July 1, 2004

Assets
Cash and cash equivalents	$14,669
Securities	70,512
Interests in purchased receivables	30,184
Loans, net of allowance for loan losses	129,650
Goodwill and other intangible assets	42,825
All other assets	47,739

Total assets	$335,579

Liabilities
Deposits	$164,848
Short-term borrowings	9,811
All other liabilities	61,494
Long-term debt	40,880

Total liabilities	277,033

Net assets acquired	$58,546

Acquired, identifiable intangible assets
Components of the fair value of acquired, identifiable intangible assets as of July 1, 2004, were as follows:

	Fair value	Weighted average	Useful life
	(in millions)	life (in years)	(in years)

Core deposit intangibles	$3,650	5.1	Up to 10
Purchased credit card relationships	3,340	4.6	Up to 10
Other credit card-related intangibles	295	4.6	Up to 10
Other customer relationship intangibles	870	4.6–10.5	Up to 20

Subtotal	8,155	5.1	Up to 20
Indefinite-lived asset management intangibles	510	NA	NA

Total	$8,665

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

PAGES 136-147 NOT USED

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

Date: August 3, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the date indicated.

	Capacity	Date

/s/ WILLIAM B. HARRISON, JR.	Director and Chairman of the Board

(William B. Harrison, Jr.)

/s/ JAMES DIMON	Director, President and Chief Executive Officer

(James Dimon)	(Principal Executive Officer)

/s/ JOHN H. BIGGS*	Director

(John H. Biggs)		August 3, 2006

/s/ STEPHEN B. BURKE*	Director

(Stephen B. Burke)

/s/ JAMES S. CROWN*	Director

(James S. Crown)

/s/ ELLEN V. FUTTER*	Director

(Ellen V. Futter)

	Capacity	Date

/s/ WILLIAM H. GRAY, III*	Director

(William H. Gray, III)

/s/ LABAN P. JACKSON, JR.*	Director

(Laban P. Jackson, Jr.)

/s/ JOHN W. KESSLER*	Director

(John W. Kessler)

/s/ ROBERT I. LIPP*	Director

(Robert I. Lipp)

/s/ RICHARD A. MANOOGIAN*	Director

(Richard A. Manoogian)		August 3, 2006

/s/ DAVID C. NOVAK*	Director

(David C. Novak)

/s/ LEE R. RAYMOND*	Director

(Lee R. Raymond)

/s/ WILLIAM C. WELDON*	Director

(William C. Weldon)

/s/ MICHAEL J. CAVANAGH	Executive Vice President

(Michael J. Cavanagh)	and Chief Financial Officer
(Principal Financial Officer)

/s/ JOSEPH L. SCLAFANI	Executive Vice President and Controller

(Joseph L. Sclafani)	(Principal Accounting Officer)

* Signed by Anthony J. Horan, attorney-in-fact

PAGES 150 - 158 NOT USED