Form 10-Q/A
period 2006-03-31
J P MORGAN CHASE & CO
filed 2006-08-03
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10—Q/A
Amendment No. 1

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
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Number of shares of common stock outstanding as of April 30, 2006: 3,474,553,532

FORM 10—Q/A
TABLE OF CONTENTS

Page
Part I — Financial information

Item 1 Consolidated Financial Statements — JPMorgan Chase & Co.:

Consolidated statements of income (unaudited) for the three months ended March 31, 2006, and March 31, 2005	60

Consolidated balance sheets (unaudited) at March 31, 2006, and December 31, 2005	61

Consolidated statements of changes in stockholders’ equity (unaudited) for the three months ended March 31, 2006, and March 31, 2005	62

Consolidated statements of cash flows (unaudited) for the three months ended March 31, 2006, and March 31, 2005	63

Notes to consolidated financial statements (unaudited)	64

Consolidated average balance sheet, interest and rates (unaudited) for the three months ended March 31, 2006, and March 31, 2005	87

Glossary of Terms and Line of Business Metrics	88

Item 4 Controls and Procedures	93

Part II — Other information

Item 6 Exhibits	95
EXPLANATORY NOTE
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006. This Amendment is being filed to reflect the restatement of the Firm’s Consolidated statements of cash flows, as discussed in Note 1 of the Notes to the Consolidated financial statements contained in Part I, Item 1: Consolidated Financial Statements, herein. Except for Part I, Items 1 and 4, and Part II, Item 6, no other information included in the Form 10-Q is being amended by this Amendment. This Amendment continues to speak as of the date of the original filing of the Form 10-Q and the Firm has not updated the disclosure in this Amendment to speak as of any later date.

PAGES 3-59 NOT USED.

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

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Three months ended March 31,
	2006	2005
	(Restated)	(Restated)

Operating activities
Net income	$3,081	$2,264
Adjustments to reconcile net income to net cash (used in) operating activities:
Provision for credit losses	831	427
Depreciation and amortization	837	1,165
Deferred tax provision	554	462
Investment securities (gains) losses	116	822
Private equity unrealized (gains) losses	(84)	(201)
Stock-based compensation	839	381
Originations and purchases of loans held-for-sale	(26,733)	(17,001)
Proceeds from sales and securitizations of loans held-for-sale	25,760	16,950
Net change in:
Trading assets	(9,330)	545
Securities borrowed	(18,676)	(5,746)
Accrued interest and accounts receivable	848	338
Other assets	(2,459)	(6,974)
Trading liabilities	11,383	(472)
Accounts payable, accrued expenses and other liabilities	(6,330)	(4,730)
Other operating adjustments	222	184

Net cash (used in) operating activities	(19,141)	(11,586)

Investing activities
Net change in:
Deposits with banks	11,405	7,465
Federal funds sold and securities purchased under resale agreements	(19,774)	(31,239)
Held-to-maturity securities:
Proceeds	5	9
Available-for-sale securities:
Proceeds from maturities	6,456	8,703
Proceeds from sales	30,369	28,232
Purchases	(56,931)	(19,543)
Proceeds from sales and securitization of loans held-for-investment	7,537	4,929
Originations and other changes in loans, net	(13,778)	(6,237)
Net cash (used) in business acquisitions	(663)	(304)
All other investing activities, net	873	1,374

Net cash (used in) investing activities	(34,501)	(6,611)

Financing activities
Net change in:
Deposits	25,483	6,377
Federal funds purchased and securities sold under repurchase agreements	25,081	9,275
Commercial paper and other borrowed funds	943	1,543
Proceeds from the issuance of long-term debt and capital debt securities	12,354	15,796
Repayments of long-term debt and capital debt securities	(9,316)	(9,903)
Net issuance of stock and stock-based awards	393	190
Excess tax benefits related to stock-based compensation	135	—
Redemption of preferred stock	(139)	—
Treasury stock purchased	(1,291)	(1,316)
Cash dividends paid	(1,215)	(1,227)
All other financing activities, net	1,393	8

Net cash provided by financing activities	53,821	20,743

Effect of exchange rate changes on cash and due from banks	54	(121)
Net increase in cash and due from banks	233	2,425
Cash and due from banks at the beginning of the year	36,670	35,168

Cash and due from banks at the end of the period	$36,903	$37,593

Cash interest paid	$8,395	$5,191
Cash income taxes paid	234	1,187

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
Restatement of the Consolidated Statements of Cash Flows
As reported in a Current Report on Form 8-K filed by the Firm on August 3, 2006, the Firm has filed an amended 2005 Form 10-K to restate the Consolidated statements of cash flows for the annual periods of 2005, 2004 and 2003 and is filing this amended Form 10-Q to restate the Consolidated statements of cash flows for each of the quarterly periods of 2005 and the first quarter of 2006. The restatements will not affect the Firm’s Consolidated statements of income, Consolidated balance sheets or Consolidated statements of changes in stockholders’ equity for any of the affected periods. Accordingly, the Firm’s historical revenues, net income, earnings per share, total assets and regulatory capital remain unchanged.
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
The Consolidated statements of cash flows for the quarterly periods ended March 31, 2005, June 30, 2005, September 30, 2005 and March 31, 2006, as previously reported and as restated, are reflected on the following pages.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended		Six months ended
	March 31, 2005		June 30, 2005
	As previously		As previously
(in millions)	reported	Restated	reported	Restated

Operating activities
Net income	$2,264	$2,264	$3,258	$3,258
Adjustments to reconcile net income to net cash (used in) operating activities:
Provision for credit losses	427	427	1,014	1,014
Depreciation and amortization	1,165	1,165	2,221	2,221
Deferred tax (benefit) provision	462	462	(1,038)	(1,038)
Investment securities (gains) losses	822	822	752	752
Private equity unrealized (gains) losses	(201)	(201)	(35)	(35)
Stock-based compensation	381	381	—	—
Originations and purchases of loans held-for-sale	—	(17,001)	—	(45,147)
Proceeds from sales and securizations of loans held-for-sale	—	16,950	—	39,357
Net change in:
Trading assets	545	545	(1,499)	(1,499)
Securities borrowed	(5,746)	(5,746)	(11,029)	(11,029)
Accrued interest and accounts receivable	338	338	(2,787)	(2,787)
Other assets	(6,974)	(6,974)	(6,813)	(6,813)
Trading liabilities	(472)	(472)	(18,300)	(18,300)
Accounts payable, accrued expenses and other liabilities	(4,730)	(4,730)	1,903	1,903
Other operating adjustments	184	184	—	—

Net cash (used in) operating activities	(11,535)	(11,586)	(32,353)	(38,143)

Investing activities
Net change in:
Deposits with banks	7,465	7,465	12,717	12,717
Federal funds sold and securities purchased under resale agreements	(31,239)	(31,239)	(29,273)	(29,273)
Held-to-maturity securities:
Proceeds	9	9	18	18
Available-for-sale securities:
Proceeds from maturities	8,703	8,703	17,008	17,008
Proceeds from sales	28,232	28,232	45,146	45,146
Purchases	(19,543)	(19,543)	(31,731)	(31,731)
Proceeds from sales and securitizations of loans held-for-investment	21,373	4,929	51,085	11,761
Originations and other changes in loans, net	(22,732)	(6,237)	(66,577)	(21,463)
Net cash (used) in business acquisitions or dispositions	(304)	(304)	(413)	(413)
All other investing activities, net	1,374	1,374	2,489	2,489

Net cash (used in) provided by investing activities	(6,662)	(6,611)	469	6,259
Financing activities:
Net change in:
Deposits	6,377	6,377	13,301	13,301
Federal funds purchased and securities sold under repurchase agreements	9,275	9,275	9,563	9,563
Commercial paper and other borrowed funds	1,543	1,543	3,914	3,914
Proceeds from the issuance of long-term debt and capital debt securities	15,796	15,796	23,068	23,068
Repayments of long-term debt and capital debt securities	(9,903)	(9,903)	(14,033)	(14,033)
Net issuance of stock and stock-based awards	190	190	337	337
Redemption of preferred stock	—	—	(200)	(200)
Treasury stock purchased	(1,316)	(1,316)	(1,910)	(1,910)
Cash dividends paid	(1,227)	(1,227)	(2,449)	(2,449)
All other financing activities, net	8	8	435	435

Net cash provided by financing activities	20,743	20,743	32,026	32,026
Effect of exchange rate changes on cash and due from banks	(121)	(121)	(218)	(218)
Net increase (decrease) in cash and due from banks	2,425	2,425	(76)	(76)
Cash and due from banks at the beginning of the year	35,168	35,168	35,168	35,168

Cash and due from banks at the end of the period	$37,593	$37,593	$35,092	$35,092

Cash interest paid	$5,191	$5,191	$11,056	$11,056
Cash income taxes paid	1,187	1,187	2,432	2,432

64A

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended		Three months ended
	September 30, 2005		March 31, 2006
	As previously		As previously
(in millions)	reported	Restated	reported	Restated

Operating activities
Net income	$5,785	$5,785	$3,081	$3,081
Adjustments to reconcile net income to net cash (used in) operating activities:
Provision for credit losses	2,259	2,259	831	831
Depreciation and amortization	3,255	3,255	837	837
Deferred tax (benefit) provision	(531)	(531)	554	554
Investment securities (gains) losses	796	796	116	116
Private equity unrealized (gains) losses	30	30	(84)	(84)
Stock-based compensation	—	—	839	839
Originations and purchases of loans held-for-sale	—	(78,528)	—	(26,733)
Proceeds from sales and securizations of loans held-for-sale	—	70,581	—	25,760
Net change in:
Trading assets	(13,400)	(13,400)	(9,330)	(9,330)
Securities borrowed	(16,953)	(16,953)	(18,676)	(18,676)
Accrued interest and accounts receivable	(7,414)	(7,414)	848	848
Other assets	(7,315)	(7,315)	(2,459)	(2,459)
Trading liabilities	768	768	11,383	11,383
Accounts payable, accrued expenses and other liabilities	(290)	(290)	(6,330)	(6,330)
Other operating adjustments	—	—	222	222

Net cash (used in) operating activities	(33,010)	(40,957)	(18,168)	(19,141)

Investing activities
Net change in:
Deposits with banks	7,460	7,460	11,405	11,405
Federal funds sold and securities purchased under resale agreements	(21,364)	(21,364)	(19,774)	(19,774)
Held-to-maturity securities:
Proceeds	26	26	5	5
Available-for-sale securities:
Proceeds from maturities	24,113	24,113	6,456	6,456
Proceeds from sales	58,159	58,159	30,369	30,369
Purchases	(62,709)	(62,709)	(56,931)	(56,931)
Proceeds from sales and securitizations of loans held-for-investment	88,449	16,586	33,180	7,537
Originations and other changes in loans, net	(109,283)	(29,473)	(40,394)	(13,778)
Net cash (used) in business acquisitions or dispositions	(503)	(503)	(663)	(663)
All other investing activities, net	4,445	4,445	873	873

Net cash (used in) investing activities	(11,207)	(3,260)	(35,474)	(34,501)
Financing activities:
Net change in:
Deposits	12,153	12,153	25,483	25,483
Federal funds purchased and securities sold under repurchase agreements	15,617	15,617	25,081	25,081
Commercial paper and other borrowed funds	9,922	9,922	943	943
Proceeds from the issuance of long-term debt and capital debt securities	31,995	31,995	12,354	12,354
Repayments of long-term debt and capital debt securities	(22,211)	(22,211)	(9,316)	(9,316)
Net issuance of stock and stock-based awards	429	429	393	393
Excess tax benefits related to stock-based compensation	—	—	135	135
Redemption of preferred stock	(200)	(200)	(139)	(139)
Treasury stock purchased	(2,411)	(2,411)	(1,291)	(1,291)
Cash dividends paid	(3,669)	(3,669)	(1,215)	(1,215)
All other financing activities, net	804	804	1,393	1,393

Net cash provided by financing activities	42,429	42,429	53,821	53,821

Effect of exchange rate changes on cash and due from banks	(344)	(344)	54	54
Net increase (decrease) in cash and due from banks	(2,132)	(2,132)	233	233
Cash and due from banks at the beginning of the year	35,168	35,168	36,670	36,670

Cash and due from banks at the end of the period	$33,036	$33,036	$36,903	$36,903

Cash interest paid	$17,849	$17,849	$8,395	$8,395
Cash income taxes paid	3,585	3,585	234	234

64B

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

64C

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

PAGE 92 NOT USED.

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
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, in a firm as large and complex as JPMorgan Chase, lapses or deficiencies in internal controls are likely to occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies – or even material weaknesses – in internal controls in the future. See page 85 for Management’s report on internal control over financial reporting, and page 86 for the Report of independent registered public accounting firm with respect to management’s assessment of internal control, included in the Firm’s 2005 Annual Report on Form 10-K (“2005 Form 10-K”).
As reported in a Current Report on Form 8-K filed by the Firm on August 3, 2006, the Firm has filed an amended 2005 Form 10-K to restate the Consolidated statements of cash flows for the annual periods of 2005, 2004 and 2003 and is filing this amended Form 10-Q to restate the Consolidated statements of cash flows for each of the quarterly periods of 2005 and the first quarter of 2006. The restatements will not affect the Firm’s Consolidated statements of income, Consolidated balance sheets or Consolidated statements of changes in stockholders’ equity for any of the affected periods. Accordingly, the Firm’s historical revenues, net income, earnings per share, total assets and regulatory capital remain unchanged.
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

PAGE 94 NOT USED.

Part II Other Information
Item 6 Exhibits
31.1	– Certification

31.2	– Certification

32	– Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMORGAN CHASE & CO.
(Registrant)

Date: August 3, 2006

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