Form 10-Q
period 2006-06-30
J P MORGAN CHASE & CO
filed 2006-08-09
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10–Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006	Commission file number 1-5805

JPMORGAN CHASE & CO.
(Exact name of registrant as specified in its charter)

Delaware	13-2624428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

270 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)
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
☐ Yes    ☒ No

Number of shares of common stock outstanding as of July 31, 2006: 3,471,427,077

FORM 10–Q

JPMORGAN CHASE & CO.
CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)
(in millions, except per share, headcount and ratio data)						Six months ended June 30,

As of or for the period ended	2Q06	1Q06	4Q05	3Q05	2Q05	2006	2005

Selected income statement data
Noninterest revenue	$9,762	$10,050	$8,804	$9,482	$7,616	$19,812	$15,907
Net interest income	5,178	4,993	4,678	4,783	4,932	10,171	10,094

Total net revenue	14,940	15,043	13,482	14,265	12,548	29,983	26,001
Provision for credit losses(a)	493	831	1,224	1,245	587	1,324	1,014
Noninterest expense	9,236	9,648	8,430	9,359	10,798	18,884	20,637

Income from continuing operations before income tax expense	5,211	4,564	3,828	3,661	1,163	9,775	4,350
Income tax expense	1,727	1,537	1,186	1,192	226	3,264	1,207

Income from continuing operations (after-tax)	3,484	3,027	2,642	2,469	937	6,511	3,143
Income from discontinued operations (after-tax)(b)	56	54	56	58	57	110	115

Net income	$3,540	$3,081	$2,698	$2,527	$994	$6,621	$3,258

Per common share
Basic earnings per share
Income from continuing operations	$1.00	$0.87	$0.76	$0.71	$0.27	$1.87	$0.89
Net income	1.02	0.89	0.78	0.72	0.28	1.91	0.93

Diluted earnings per share
Income from continuing operations	$0.98	$0.85	$0.74	$0.70	$0.26	$1.82	$0.88
Net income	0.99	0.86	0.76	0.71	0.28	1.85	0.91
Cash dividends declared per share	0.34	0.34	0.34	0.34	0.34	0.68	0.68
Book value per share	31.89	31.19	30.71	30.26	29.95

Common shares outstanding
Average: Basic	3,474	3,473	3,472	3,485	3,493	3,473	3,505
Diluted	3,572	3,571	3,564	3,548	3,548	3,571	3,559
Common shares at period-end	3,471	3,473	3,487	3,503	3,514

Selected ratios
Return on common equity (“ROE”)(c)	13%	12%	10%	9%	4%	12%	6%
Return on assets (“ROA”)(c)(d)	1.06	1.00	0.89	0.84	0.34	1.03	0.56
Tier 1 capital ratio	8.5	8.5	8.5	8.2	8.2
Total capital ratio	12.0	12.1	12.0	11.3	11.3
Tier 1 leverage ratio	5.8	6.1	6.3	6.2	6.2

Selected balance sheet data (period-end)
Total assets	$1,328,001	$1,273,282	$1,198,942	$1,203,033	$1,171,283
Securities	78,022	67,126	47,600	68,697	58,573
Loans	455,104	432,081	419,148	420,504	416,025
Deposits(e)	593,716	584,465	554,991	535,123	534,640
Long-term debt	125,280	112,133	108,357	101,853	101,182
Common stockholders’ equity	110,684	108,337	107,072	105,996	105,246
Total stockholders’ equity	110,684	108,337	107,211	106,135	105,385

Credit quality metrics
Allowance for credit losses	$7,500	$7,659	$7,490	$7,615	$7,233	$7,500	$7,233
Nonperforming assets(f)	2,384	2,348	2,590	2,839	2,832	2,384	2,832
Allowance for loan losses to total loans(g)	1.69%	1.83%	1.84%	1.86%	1.76%	1.69%	1.76%
Net charge-offs	$654	$668	$1,360	$870	$773	$1,322	$1,589
Net charge-off rate(c)(g)	0.64%	0.69%	1.39%	0.89%	0.82%	0.66%	0.85%
Wholesale net charge-off (recovery) rate(c)(g)	(0.05)	(0.06)	0.07	(0.12)	(0.16)	(0.05)	(0.10)
Managed card net charge-off rate(c)	3.28	2.99	6.39	4.70	4.87	3.13	4.85

Headcount	172,423	170,787	168,847	168,955	168,708

Share price(h)
High	$46.80	$42.43	$40.56	$35.95	$36.50	$46.80	$39.69
Low	39.33	37.88	32.92	33.31	33.35	37.88	33.35
Close	42.00	41.64	39.69	33.93	35.32	42.00	35.32

(a)	Second quarter 2006 includes a $90 million release of Allowance for loan losses related to Hurricane Katrina. Third-quarter 2005 includes a $400 million special provision related to Hurricane Katrina.

(b)
The Firm has announced the exchange of a portion of the corporate trust business for the consumer, small-business and middle-market banking businesses of The Bank of New York. The corporate trust businesses to be transferred includes trustee, paying agent, loan agency services and document management but excludes the American Depositary Receipts, escrow and commercial paper businesses. As a result of this pending transaction, the results of operations of these businesses are being reported as discontinued operations for each of the periods presented.

(c)	Based upon annualized amounts.

(d)	Represents Net income divided by Total average assets.

(e)	Excludes deposits of $26.5 billion at June 30, 2006, that have been reclassified to Liabilities of discontinued operations held-for-sale.

(f)	Excludes wholesale held-for-sale (“HFS”) loans purchased as part of the Investment Bank’s proprietary activities.

(g)	Excluded from the allowance coverage ratios were end-of-period loans held-for-sale; and excluded from the net charge-off rates were average loans held-for-sale.

(h)
JPMorgan Chase’s common stock is listed and traded on the New York Stock Exchange, the London Stock Exchange Limited and the Tokyo Stock Exchange. The high, low and closing prices of JPMorgan Chase’s common stock are from The New York Stock Exchange Composite Transaction Tape.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Form 10–Q provides management’s discussion and analysis (“MD&A”) of the financial condition and results of operations for JPMorgan Chase & Co. See the Glossary of terms on pages 99–100 for definitions of terms used throughout this Form 10–Q. The MD&A included in this Form 10–Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause JPMorgan Chase’s results to differ materially from those set forth in such forward-looking statements. See Forward-looking statements on page 103 and Part II, Item 1A: Risk Factors on page 105, of this Form 10–Q.
INTRODUCTION
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States, with $1.3 trillion in assets, $111 billion in stockholders’ equity and operations worldwide. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing, asset and wealth management and private equity. Under the JPMorgan and Chase brands, the Firm serves millions of customers in the United States and many of the world’s most prominent corporate, institutional and government clients.
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
Retail Financial Services
Retail Financial Services (“RFS”) realigned its business reporting segments on January 1, 2006, into Regional Banking, Mortgage Banking and Auto Finance. Regional Banking offers one of the largest branch networks in the United States, covering 17 states with 2,660 branches and 7,753 automated teller machines (“ATMs”). Regional Banking distributes, through its network, a variety of products including checking, savings and time deposit accounts; home equity, residential mortgage, small business banking and education loans; mutual fund and annuity investments; and on-line banking services. Mortgage Banking is a leading provider of mortgage loan products and is one of the largest originators and servicers of home mortgages. Auto Finance is one of the largest noncaptive originators of automobile loans, primarily through a network of automotive dealers across the United States.
Card Services
Card Services (“CS”) is one of the largest issuers of credit cards in the United States, with more than 136 million cards in circulation. CS offers a wide variety of general purpose and private label cards to satisfy the needs of individual consumers, small businesses and partner organizations. The Chase Paymentech Solutions, LLC joint venture is the largest processor of MasterCard® and Visa® payments in the world.
Commercial Banking
Commercial Banking (“CB”) has more than 25,000 clients, including corporations, municipalities, financial institutions and not-for-profit entities, with annual revenues generally ranging from $10 million to $2 billion. While most Middle Market clients are located within the RFS footprint, CB also serves larger corporations, as well as local governments and financial institutions, on a national basis. CB serves clients through local market presence, offering industry expertise, a dedicated client service team and risk management capabilities. Partnership with other JPMorgan Chase businesses positions CB to deliver broad product capabilities – including lending, treasury services, investment banking, and asset and wealth management – in order to meet its clients’ financial needs.

Treasury & Securities Services
Treasury & Securities Services (“TSS”) is a global leader in providing transaction, investment and information services to support the needs of corporations, issuers and institutional investors worldwide. TSS is one of the largest cash management providers in the world and a leading global custodian. The Treasury Services (“TS”) business provides a variety of cash management products, trade finance and logistics solutions, wholesale card products, and short-term liquidity management tools. TS partners with the CB, Regional Banking and Asset & Wealth Management businesses to serve clients firmwide. As a result, certain TS revenues are included in other segments’ results. The Worldwide Securities Services (“WSS”) business provides safekeeping, valuing, clearing and servicing of securities and portfolios for investors and broker-dealers and management of American Depositary Receipts (“ADRs”) programs. The Firm has announced an agreement to acquire the consumer, small-business and middle-market banking business of The Bank of New York in exchange for certain portions of the Firm’s corporate trust business. As a result of this pending transaction with The Bank of New York, certain portions of the corporate trust business have been reflected in discontinued operations (for all periods presented) within the Corporate line of business. For a description of the transaction, see Other Business Events below.
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
OTHER BUSINESS EVENTS
Acquisition of the consumer, small-business and middle-market banking businesses of The Bank of New York in exchange for certain portions of the corporate trust business, including trustee, paying agent, loan agency services and document management businesses
On April 8, 2006, JPMorgan Chase announced an agreement to acquire The Bank of New York’s consumer, small-business and middle-market banking businesses in exchange for certain portions of the Firm’s corporate trust business plus a cash payment of $150 million. The Bank of New York businesses being acquired are valued at a premium of $2.30 billion; the Firm’s corporate trust businesses being transferred (i.e., trustee, paying agent, loan agency services and document management businesses) are valued at a premium of $2.15 billion. The Firm may also make a future payment to The Bank of New York of up to $50 million depending on certain new account openings. JPMorgan Chase expects to recognize an after-tax gain of approximately $600-$700 million. The transaction has been approved by both companies’ boards of directors and is subject to regulatory approvals. It is expected to close in the fourth quarter of 2006.
Sale of insurance underwriting business
On July 3, 2006, JPMorgan Chase completed the sale of its life insurance and annuity underwriting businesses to Protective Life Corporation for cash proceeds of approximately $1.2 billion. The sale included both the heritage Chase insurance business and the insurance business that Bank One had bought from Zurich Insurance in 2003. The sale is not expected to have a material impact on earnings.

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
Business overview
The Firm reported 2006 second quarter net income of $3.5 billion, or $0.99 per share, compared with net income of $1.0 billion, or $0.28 per share, for the second quarter of 2005. Return on common equity for the quarter was 13%, compared with 4% in the prior year. The comparison with the prior year benefited from the absence of a litigation reserve charge of $1.2 billion, or $0.33 per share, in the second quarter of 2005. Results for the current quarter included $53 million of merger charges, or $0.01 per share, compared with $173 million, or $0.05 per share, in the second quarter of 2005.
Net income for the first six months of 2006 was $6.6 billion, or $1.85 per share, compared with $3.3 billion, or $0.91 per share, in the comparable period last year. Return on common equity was 12% for the first six months of 2006, compared with 6% for the prior-year period. Current year-to-date results included incremental expense of $350 million, or $0.10 per share, related to the adoption of SFAS 123R; and Merger costs of $97 million, or $0.03 per share. Prior-year results included a litigation reserve charge of $1.7 billion, or $0.48 per share, and Merger costs of $263 million, or $0.07 per share.
Global economic and market conditions affected the performance of each of the Firm’s businesses. In the second quarter of 2006, the global economy continued a steady expansion, while the pace of growth in the U.S. economy slowed moderately and the capital markets environment remained favorable. The U.S. economy experienced a continued rise in interest rates driven by improving global economic prospects and concerns about inflation, resulting in two quarter-point increases in the federal funds rate, from 4.75% to 5.25%; at the same time, the yield curve remained relatively flat. Equity markets, both domestic and international, while higher versus the prior year, were flat on average compared with the prior quarter. International markets experienced more weakness and volatility than domestic markets during the latter portion of the quarter.
The discussion that follows highlights the performance of each business segment during the second quarter of 2006 with the comparable period in the prior year, unless otherwise noted.
Investment Bank net income increased due to strong Fixed Income Markets and record investment banking fees, reflecting strong performance, investments in strategic initiatives and global capital markets activity. This was partially offset by higher expenses and a reduced benefit from the provision for credit losses. Investment banking fees were driven by record fees in both debt and equity underwriting. Debt underwriting benefited from record bond underwriting fees and equity underwriting reflected strong performance across all regions. Fixed Income Markets revenue grew due to stronger performance across essentially all products, while Equity Markets revenue benefited from continued strength in equity commissions. The reduced benefit from the provision for credit losses reflected portfolio activity. Credit quality remained stable. The increase in expense was due primarily to higher performance-based compensation.
Retail Financial Services net income declined due to lower Mortgage Banking performance. Revenue was down slightly reflecting lower MSR risk management results in Mortgage Banking, and narrower spreads on loans and deposits. Partially offsetting these lower results were higher deposit and loan balances and increased fee income in Regional Banking. Credit quality remained stable in all loan portfolios. Expense increased due to the ongoing investment in retail distribution and the acquisition of Collegiate Funding Services in March, partially offset by merger-related expense savings and other operating efficiencies. Continuing investment in the retail distribution network and the overall strength of the U.S. economy contributed to increases in the number of checking accounts, average deposit and loan balances, and to improved cross-selling of credit cards, mortgages and investment products.
Card Services net income increased due to lower credit losses benefiting from the significantly lower level of bankruptcy filings. Total net revenue (excluding the impact of the deconsolidation of Paymentech) was relatively flat as lower loan spreads and higher volume-driven payments to partners was partially offset by an increase in average managed loan balances and higher interchange income due to higher charge volume. The increase in average managed loans reflected the recent acquisitions of the Sears Canada and Kohl’s loan portfolios in the fourth quarter of 2005 and the second quarter of 2006, respectively. The increase in loan balances was partially offset by higher customer payment rates, which management believes was related to the new minimum payment rules and a higher proportion of customers in rewards-based programs. The Provision for credit losses benefited from lower bankruptcy-related losses, strong underlying credit quality and the release of allowance for loan losses related to Hurricane Katrina. Total noninterest expense (excluding the impact of the deconsolidation of Paymentech) was flat compared with the prior year, with benefits from merger savings, other efficiencies and the absence of a litigation charge offset by the higher expense due to the previously discussed acquisitions, higher marketing spend and by increased fraud-related losses.

Commercial Banking net income benefited from a lower provision for credit losses and higher revenues. Revenues increased due to wider spreads and higher liability balances and increased loan balances, partially offset by narrower loan spreads reflecting continued competitive pressure. The provision for credit losses in the prior year was related primarily to refinements to the data used to estimate the allowance for credit losses. Expense increased due primarily to higher compensation expense.
Treasury & Securities Services net income increased significantly, benefiting from higher revenue and lower expense. Revenue growth reflected growth in assets under custody, business growth and wider spreads on higher average liability balances, all of which benefited from global economic strength and stronger capital markets activity. The decrease in expense was due to the absence of prior-year charges to terminate a client contract, partially offset by higher compensation expense related to business growth.
Asset & Wealth Management net income benefited from increased revenue, partially offset by higher expense. Revenue growth was driven by increased assets under management, which in turn reflected improved investment performance, net asset inflows, mainly in equity-related and liquidity products, as well as strength in global equity markets. The increase in expense was due primarily to higher performance-based compensation.
The Corporate segment reported a significantly lower net loss (excluding the impact of discontinued operations, as discussed further below). Revenue benefited due to an improved Treasury net interest spread, a higher level of available-for-sale securities and increased Private Equity gains. These benefits were offset partially by higher securities losses in Treasury. Expense benefited from the absence of the litigation reserve charge in the second quarter of 2005, insurance recoveries related to certain material litigation, lower merger-related costs and increased merger-related savings and other efficiencies.
During the quarter ended June 30, 2006, approximately $610 million (pre-tax) of merger savings were realized, which is an annualized rate of approximately $2.4 billion. Management estimates that annualized merger savings will be approximately $2.8 billion by the end of 2006. Merger costs of $86 million were expensed during the second quarter of 2006, bringing the total amount expensed since the merger announcement to $3.3 billion (including capitalized costs). Management previously estimated that total merger costs would be approximately $4.0 billion to $4.5 billion; management currently expects total merger costs will be approximately $4.0 billion. The remaining merger costs are expected to be incurred by the end of 2007.
On April 8, 2006, the Firm announced the exchange of select Corporate Trust businesses, including trustee, paying agent, loan agency services and document management, for the consumer, small-business and middle-market banking businesses of The Bank of New York. These Corporate Trust businesses, which were previously reported in Treasury & Securities Services, have been deemed discontinued operations and the related balance sheet and income statement activity have been transferred to the Corporate segment.
The Firm had, at June 30, 2006, total stockholders’ equity of $110.7 billion and a Tier 1 capital ratio of 8.5%. The Firm purchased $745.5 million, or 17.7 million shares, of common stock during the quarter and $2.0 billion, or 49.5 million shares, of common stock during the first half of 2006.
Business outlook
The following forward-looking statements are based upon the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause JPMorgan Chase’s results to differ materially from those set forth in such forward-looking statements.
The performance of the Firm’s capital markets and wholesale businesses are affected by overall global economic growth and by financial market movements and activity levels. The Investment Bank enters the third quarter of 2006 with a strong fee pipeline, but the level of investment banking fees actually realized will be dependent upon overall capital markets conditions. Market conditions can also impact trading results, which are difficult to predict. Both investment banking fees and trading results can be affected by the seasonal level of business activity, which is typically lower during the third quarter. The Investment Bank remains focused on new product expansion initiatives, which are intended to promote growth and reduce volatility in trading results over time.
In the consumer businesses, the relatively flat yield curve and continuing increase in interest rates are expected to keep margins stable to modestly down. Beginning with the third quarter, Retail Financial Services’ revenue and expense will reflect the sale of the insurance business in July 2006 although the impact is expected to be immaterial. Loan balances in Card Services are expected to continue to experience the negative effect of higher customer payment rates.
The Corporate segment includes Private Equity, Treasury, Corporate Other support units and discontinued operations. The revenue outlook for the Private Equity business is directly related to the strength of the equity markets and the performance of the underlying portfolio investments. If current market conditions persist, the Firm anticipates continued realization of private equity gains in 2006, but results can be volatile from quarter to quarter. This quarter, the Firm achieved improved Treasury net interest income and a reduction of the net loss reported in Corporate Other. Management believes this progress is sustainable in the third and fourth quarters of 2006, though results may have some volatility.

Credit quality overall remains stable across the wholesale and consumer portfolios. However, management does not expect the favorable credit environment to continue indefinitely and, therefore, anticipates higher credit losses over time. The Provision for credit losses for Card Services is anticipated to increase in the third quarter of 2006 relative to the second quarter of 2006 due to higher expected bankruptcy-related losses and the impact of the new minimum payment rules.
CONSOLIDATED RESULTS OF OPERATIONS
The following section provides a comparative discussion of JPMorgan Chase’s consolidated results of operations on a reported basis. Factors that relate primarily to a single business segment are discussed in more detail within that business segment than they are in this consolidated section. Total net revenue, Noninterest expense and Income tax expense for prior periods have been revised to reflect the impact of discontinued operations. For a discussion of the Critical accounting estimates used by the Firm that affect the Consolidated results of operations, see page 66 of this Form 10–Q and pages 81–83 of the JPMorgan Chase Annual Report on Form 10–K for the year ended December 31, 2005 (“2005 Annual Report”).
The following table presents the components of Total net revenue:

Total net revenue	Three months ended June 30,			Six months ended June 30,
(in millions)	2006	2005	Change	2006	2005	Change

Investment banking fees	$1,370	$961	43%	$2,539	$1,954	30%
Principal transactions	2,628	724	263	5,230	3,360	56
Lending & deposit related fees	865	851	2	1,706	1,671	2
Asset management, administration and commissions	2,933	2,416	21	5,782	4,786	21
Securities gains (losses)	(502)	70	NM	(618)	(752)	18
Mortgage fees and related income	213	336	(37)	454	698	(35)
Credit card income	1,791	1,763	2	3,701	3,497	6
Other income	464	495	(6)	1,018	693	47

Noninterest revenue	9,762	7,616	28	19,812	15,907	25
Net interest income	5,178	4,932	5	10,171	10,094	1

Total net revenue	$14,940	$12,548	19%	$29,983	$26,001	15%

Total net revenue for the second quarter of 2006 was up by $2.4 billion, or 19%, from the prior year. The increase was due to higher Principal transactions revenue, reflecting stronger performance in both Fixed Income and Equities trading, and a large realized gain from a single private equity investment. Also contributing to the increase were record Investment banking fees, growth in assets under management and custody, as well as an increase in brokerage transaction volume. These items were partly offset by higher securities losses related to the repositioning of the Treasury investment portfolio. For the first six months of 2006, Total net revenue was up by $4.0 billion, or 15%, from the prior year. The increase was primarily driven by the same aforementioned items with the exception of securities losses, which were lower than the losses in the first half of last year.
Record Investment banking fees of $1.4 billion in the current year’s second quarter and $2.5 billion in the first half of 2006 were up 43% from last year’s second quarter, and up 30% from the first six months of 2005. The results for the 2006 second quarter reflected record fees in equity and debt underwriting. For a further discussion of Investment banking fees, which are primarily recorded in the IB, see the IB segment results on pages 16–19 of this Form 10–Q.
Principal transactions revenue consists of realized and unrealized gains and losses from trading activities, including physical commodities inventories that are accounted for at the lower of cost or market, primarily in the Investment Bank, and Private equity gains (losses), primarily in the private equity business of Corporate. The significant increases from the second quarter and first half of last year were driven by higher Trading revenue, reflecting strong performance across essentially all Fixed Income products, and a recovery in Equities from both a weak 2005 second quarter and first half. Private equity gains increased from the second quarter of last year primarily as a result of a large realized gain from a single investment. In the first half of the year, Private equity gains were lower than the prior year reflecting two large gains realized in the first quarter of 2005. For a further discussion of Principal transactions, see the IB and Corporate segment results on pages 16–19 and 40–42, respectively, of this Form 10–Q.
Lending & deposit related fees rose slightly in comparison with the 2005 second quarter and year-to-date periods as a result of higher fee income on deposit-related products from growth in business volume. For a further discussion of deposit fees, which are partly recorded at RFS, see the RFS segment results on pages 19–26 of this Form 10–Q.
The increases in Asset management, administration and commissions for the second quarter and first half of 2006 were due to growth in assets under management and custody, driven by market value appreciation and net new business, higher performance and placement fees, as well as growth in securities lending and ADR revenues attributable to a combination of increased product usage by existing and new business. Commissions were higher than last year’s periods due to an increase in brokerage transaction volume across regions, partly offset by the sale of BrownCo. For additional information on these fees and commissions, see the segment discussions for the IB on pages 16–19, TSS on pages 33–36, and AWM on pages 36–39, of this Form 10–Q.

The variances in Securities gains (losses) for all periods were primarily a result of the impact of portfolio repositioning in connection with the Firm’s asset/liability management activities. For a further discussion of Securities gains (losses), which are primarily recorded in the Firm’s Treasury business, see the Corporate segment discussion on pages 40–42 of this Form 10–Q.
Mortgage fees and related income declined in comparison with the second quarter and first six months of 2005, primarily due to lower MSR risk management results, partially offset by an increase in production income reflecting higher gain-on-sale margins. For a discussion of Mortgage fees and related income, which is recorded primarily in RFS’s Mortgage Banking business, see the Mortgage Banking discussion on pages 24–25 of this Form 10–Q.
Credit card income increased from both the second quarter and the first half of 2005 primarily from higher customer charge volume that favorably impacted interchange income, and servicing fees, which benefited from growth in average securitized credit card loans and lower credit losses incurred on securitized credit card loans. These were partially offset by increases in volume-driven payments to partners, expenses related to reward programs, and interest paid to investors in the securitized loans. Credit card income was also negatively impacted by the deconsolidation of Paymentech.
The decrease in Other income from the second quarter of 2005 was partly from higher writedowns for loans held-for-sale and lower gains from loan workouts and loan sales. These items were partially offset by a gain of $103 million on the sale of MasterCard shares in its initial public offering. Other income for the first six months of 2006 increased due to the aforementioned gain from the sale of MasterCard shares in its initial public offering, higher equity investment income, in particular, from a merchant processing joint venture, and increased income from automobile operating leases.
Net interest income rose from the 2005 second quarter and first six months largely due to the improvement in the Corporate segment’s net interest spread, wider spreads on higher wholesale liability balances, and growth in volume of loans and consumer deposits. These increases were offset partially by narrower spreads on trading assets and consumer loans, as well as consumer deposits. The Firm’s total average interest-earning assets for the second quarter of 2006 were $1.0 trillion, up 13% from the second quarter of 2005, as a result of an increase in loans and other liquid earning assets. The net interest yield on these assets, on a fully taxable-equivalent basis, was 2.07%, a decrease of 18 basis points from the prior year. The Firm’s total average interest-earning assets for the six months ended June 30, 2006, were $975 billion, up 10% from 2005, as a result of an increase in loans and other liquid earning assets, partially offset by a decline resulting from the repositioning of Treasury’s investment portfolio during 2005. The net interest yield on these assets, on a fully taxable-equivalent basis, was 2.13%, a decrease of 19 basis points from the prior year.
Provision for credit losses
The Provision for credit losses was $493 million for the second quarter of 2006, $94 million lower compared with the prior year, primarily due to Card Services as a result of lower bankruptcy-related net charge-offs and the release of Allowance for loan losses relating to Hurricane Katrina. For the first half of 2006, the Provision for credit losses was $310 million higher than the first half of 2005; the wholesale provision increased by $706 million, offset by a decrease of $396 million in consumer. The wholesale increase, primarily in the IB, was due to the release of allowance for credit losses as a result of improvement in credit quality in the prior year. The decrease in consumer, mainly in Card Services, was due to lower bankruptcy-related net charge-offs and the release of Allowance for loan losses relating to Hurricane Katrina. The total net charge-off rate was 0.64% for the second quarter of 2006, compared with 0.82% in the prior year. The net charge-off rate for the first half of 2006 was 0.66%, compared with 0.85% for the same period in 2005. The improvements were primarily due to lower bankruptcies in Card Services. For a more detailed discussion of the loan portfolio and the Allowance for loan losses, refer to Credit risk management on pages 51–62 of this Form 10–Q.
Noninterest expense
The following table presents the components of Noninterest expense:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2006	2005	Change	2006	2005	Change

Compensation expense	$5,268	$4,220	25%	$10,816	$8,874	22%
Occupancy expense	553	572	(3)	1,147	1,090	5
Technology, communications and equipment expense	876	891	(2)	1,745	1,806	(3)
Professional & outside services	939	1,115	(16)	1,815	2,176	(17)
Marketing	526	537	(2)	1,045	1,020	2
Other expense(a)	631	2,808	(78)	1,447	4,496	(68)
Amortization of intangibles	357	376	(5)	712	751	(5)
Merger costs	86	279	(69)	157	424	(63)

Total Noninterest expense	$9,236	$10,798	(14)%	$18,884	$20,637	(8)%

(a)
Includes litigation reserve charges of $1,872 million in the second quarter of 2005 and $2,772 million in the first six months of 2005 related to the settlement of the Enron and WorldCom class action litigations and for certain other material legal proceedings. In the first six months of 2006, insurance recoveries relating to certain material litigation of $358 million were recorded, $98 million in the first quarter and $260 million in the second quarter.

Total Noninterest expense for the second quarter of 2006 was $9.2 billion, down by $1.6 billion, or 14%, from the prior year. The following items were included in the second quarter of 2006: insurance recoveries related to certain material litigation of $260 million, incremental expense of $106 million from SFAS 123R and $86 million of Merger costs; compared with the following in 2005: a material litigation charge of $1.9 billion and $279 million of Merger costs. Excluding these items from both quarters, Noninterest expense would have been up by $657 million. The increase was driven by higher performance-based compensation and acquisitions, partially offset by the deconsolidation of Paymentech, as well as merger-related savings and other operating efficiencies. For the first six months of the year, Noninterest expense declined by $1.8 billion, or 8%. The following items were included in 2006: $358 million of insurance recoveries related to certain material litigation, $565 million of incremental expense from SFAS 123R and $157 million of Merger costs; and in 2005: a material litigation charge of $2.8 billion and $424 million of merger costs. Excluding these items from both years, Noninterest expense would have been up by $1.1 billion. The increase was driven by higher performance-based compensation and acquisitions, offset partly by merger-related savings and other operating efficiencies.
The increases in Compensation expense from the second quarter and first half of 2005 were primarily the result of higher performance-based incentives, incremental expense of $106 million and $565 million for the three and six months ended June 30, 2006, respectively, related to SFAS 123R, and additional headcount in connection with investments in businesses. These increases were partially offset by merger-related savings and other operating efficiencies throughout the Firm. For a detailed discussion of the adoption of SFAS 123R and employee stock-based incentives, see Note 7 on pages 76–79 of this Form 10–Q.
Occupancy expense in the second quarter of the current year was down from the same quarter of last year due to merger-related savings and other operating efficiencies compared with a charge of $35 million in 2005 for excess real estate. This was offset partly by ongoing investments in the retail distribution network. On a year-to-date basis, occupancy expense increased from the investments in the retail distribution network, partly offset by merger-related savings and other operating efficiencies.
Technology, communications and equipment expense was lower in comparison with the second quarter and first six months of 2005, primarily the result of merger-related savings and other operating efficiencies, partially offset by higher depreciation expense related to owned automobiles subject to operating leases.
Professional & outside services decreased from the second quarter and first half of 2005 due to merger-related savings and other operating efficiencies, the settlement of several legal matters in 2005 and the Paymentech deconsolidation.
Other expense decreased from the second quarter and first six months of 2005 due to significant litigation-related charges in 2005, which were $1.9 billion in the second quarter and $900 million in the first quarter of 2005 associated with the settlement of the Enron and WorldCom class action litigations and certain other material legal proceedings. In addition, in the 2006 second and first quarters, the Firm recognized insurance recoveries of $260 million and $98 million, respectively, pertaining to certain material litigation matters. In the second quarter of 2005, Treasury & Securities Services incurred $93 million of charges in connection with the termination of a client contract, and in the first quarter of 2005, Retail Financial Services recorded a $40 million charge as a result of the dissolution of a student loan joint venture. These items were offset partially by the impact of growth in business volume and other investments.
For discussion of Amortization of intangibles and Merger costs, refer to Note 15 and Note 8 on pages 87–89 and 79, respectively, of this Form 10–Q.
Income tax expense
The Firm’s Income from continuing operations before income tax expense, Income tax expense and effective tax rate were as follows for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions, except rate)	2006	2005	2006	2005

Income from continuing operations before income tax expense	$5,211	$1,163	$9,775	$4,350
Income tax expense	1,727	226	3,264	1,207
Effective tax rate	33.1%	19.4%	33.4%	27.7%

The increases in the effective tax rate for the second quarter and first six months of 2006, as compared with prior-year periods, were primarily the result of higher reported pre-tax income combined with changes in the proportion of income subject to federal, state, and local taxes. Also contributing to the increase in the effective tax rate were the litigation charges in 2005 and lower Merger costs, reflecting a tax benefit at a 38% marginal tax rate.

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES

The Firm prepares its Consolidated financial statements using accounting principles generally accepted in the United States of America (“U.S. GAAP”); these financial statements appear on pages 68–71 of this Form 10–Q. That presentation, which is referred to as “reported basis,” provides the reader with an understanding of the Firm’s results that can be tracked consistently from year to year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.
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
Card Services’ managed results excludes the impact of credit card securitizations on Total net revenue, the provision for credit losses, net charge-offs and loan receivables. This presentation is provided to facilitate the comparability to competitors. Through securitization, the Firm transforms a portion of its credit card receivables into securities, which are sold to investors. The credit card receivables are removed from the consolidated balance sheets through the transfer of the receivables to a trust, and the sale of undivided interests to investors that entitle the investors to specific cash flows generated from the credit card receivables. The Firm retains the remaining undivided interests as seller’s interests, which are recorded in Loans on the Consolidated balance sheets. A gain or loss on the sale of credit card receivables to investors is recorded in Other income. Securitization also affects the Firm’s Consolidated statements of income as the aggregate amount of interest income, certain fee revenue and recoveries that is in excess of the aggregate amount of interest paid to investors, gross credit losses and other trust expenses related to the securitized receivables are reclassified into credit card income. For a reconciliation of reported to managed basis of Card Services results, see page 30 of this Form 10–Q. For information regarding loans and residual interests sold and securitized, see Note 13 on pages 82–85 of this Form 10–Q. JPMorgan Chase uses the concept of “managed receivables” to evaluate the credit performance and overall financial performance of the underlying credit card loans, both sold and not sold; as the same borrower is continuing to use the credit card for ongoing charges, a borrower’s credit performance will affect both the loan receivables sold under SFAS 140 and those not sold. Thus, in its disclosures regarding managed loan receivables, JPMorgan Chase treats the sold receivables as if they were still on the balance sheet in order to disclose the credit performance (such as net charge-off rates) of the entire managed credit card portfolio. In addition, Card Services operations are funded, managed results are evaluated, and decisions are made about allocating resources such as employees and capital based upon managed financial information.
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

The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis:

Three months ended June 30,	2006
	Reported	Credit	Tax-equivalent	Managed
(in millions, except per share and ratio data)	results	card(a)	adjustments	basis

Revenue
Investment banking fees	$1,370	$—	$—	$1,370
Principal transactions	2,628	—	—	2,628
Lending & deposit related fees	865	—	—	865
Asset management, administration and commissions	2,933	—	—	2,933
Securities gains (losses)	(502)	—	—	(502)
Mortgage fees and related income	213	—	—	213
Credit card income	1,791	(937)	—	854
Other income	464	—	170	634

Noninterest revenue	9,762	(937)	170	8,995
Net interest income	5,178	1,498	47	6,723

Total net revenue	14,940	561	217	15,718
Provision for credit losses	493	561	—	1,054
Noninterest expense	9,236	—	—	9,236

Income from continuing operations before income tax expense	5,211	—	217	5,428
Income tax expense	1,727	—	217	1,944

Income from continuing operations (after-tax)	3,484	—	—	3,484
Income from discontinued operations (after-tax)	56	—	—	56

Net income	$3,540	$—	$—	$3,540

Earnings per share – diluted	$0.99	$—	$—	$0.99

Return on common equity	13%	—%	—%	13%
Return on equity less goodwill(b)	22	—	—	22

Return on assets	1.06	NM	NM	1.01

Overhead ratio	62	NM	NM	59

Three months ended June 30,	2005
	Reported	Credit	Tax-equivalent	Managed
(in millions, except per share and ratio data)	results	card(a)	adjustments	basis

Revenue
Investment banking fees	$961	$—	$—	$961
Principal transactions	724	—	—	724
Lending & deposit related fees	851	—	—	851
Asset management, administration and commissions	2,416	—	—	2,416
Securities gains (losses)	70	—	—	70
Mortgage fees and related income	336	—	—	336
Credit card income	1,763	(728)	—	1,035
Other income	495	—	143	638

Noninterest revenue	7,616	(728)	143	7,031
Net interest income	4,932	1,658	84	6,674

Total net revenue	12,548	930	227	13,705
Provision for credit losses	587	930	—	1,517
Noninterest expense	10,798	—	—	10,798

Income from continuing operations before income tax expense	1,163	—	227	1,390
Income tax expense	226	—	227	453

Income from continuing operations (after-tax)	937	—	—	937
Income from discontinued operations (after-tax)	57	—	—	57

Net income	$994	$—	$—	$994

Earnings per share – diluted	$0.28	$—	$—	$0.28

Return on common equity	4%	—%	—%	4%
Return on equity less goodwill(b)	6	—	—	6

Return on assets	0.34	NM	NM	0.32

Overhead ratio	86	NM	NM	79

Six months ended June 30,	2006
	Reported	Credit	Tax-equivalent	Managed
(in millions, except per share and ratio data)	results	card(a)	adjustments	basis

Revenue
Investment banking fees	$2,539	$—	$—	$2,539
Principal transactions	5,230	—	—	5,230
Lending & deposit related fees	1,706	—	—	1,706
Asset management, administration and commissions	5,782	—	—	5,782
Securities gains (losses)	(618)	—	—	(618)
Mortgage fees and related income	454	—	—	454
Credit card income	3,701	(2,062)	—	1,639
Other income	1,018	—	316	1,334

Noninterest revenue	19,812	(2,062)	316	18,066
Net interest income	10,171	3,072	118	13,361

Total net revenue	29,983	1,010	434	31,427
Provision for credit losses	1,324	1,010	—	2,334
Noninterest expense	18,884	—	—	18,884

Income from continuing operations before income tax expense	9,775	—	434	10,209
Income tax expense	3,264	—	434	3,698

Income from continuing operations (after-tax)	6,511	—	—	6,511
Income from discontinued operations (after-tax)	110	—	—	110

Net income	$6,621	$—	$—	$6,621

Earnings per share – diluted	$1.85	$—	$—	$1.85

Return on common equity	12%	—%	—%	12%
Return on equity less goodwill(b)	21	—	—	21

Return on assets	1.03	NM	NM	0.98

Overhead ratio	63	NM	NM	60

Six months ended June 30,	2005
	Reported	Credit	Tax-equivalent	Managed
(in millions, except per share and ratio data)	results	card(a)	adjustments	basis

Revenue
Investment banking fees	$1,954	$—	$—	$1,954
Principal transactions	3,360	—	—	3,360
Lending & deposit related fees	1,671	—	—	1,671
Asset management, administration and commissions	4,786	—	—	4,786
Securities gains (losses)	(752)	—	—	(752)
Mortgage fees and related income	698	—	—	698
Credit card income	3,497	(1,543)	—	1,954
Other income	693	—	258	951

Noninterest revenue	15,907	(1,543)	258	14,622
Net interest income	10,094	3,390	145	13,629

Total net revenue	26,001	1,847	403	28,251
Provision for credit losses	1,014	1,847	—	2,861
Noninterest expense	20,637	—	—	20,637

Income from continuing operations before income tax expense	4,350	—	403	4,753
Income tax expense	1,207	—	403	1,610

Income from continuing operations (after-tax)	3,143	—	—	3,143
Income from discontinued operations (after-tax)	115	—	—	115

Net income	$3,258	$—	$—	$3,258

Earnings per share – diluted	$0.91	$—	$—	$0.91

Return on common equity	6%	—%	—%	6%
Return on equity less goodwill(b)	11	—	—	11

Return on assets	0.56	NM	NM	0.53

Overhead ratio	79	NM	NM	73

(a)	The impact of credit card securitizations affects Card Services. See pages 27–30 of this Form 10–Q for further information.
(b)
Represents net income applicable to common stock divided by total average common equity (net of goodwill). The Firm uses return on equity less goodwill, a non-GAAP financial measure, to evaluate the operating performance of the Firm. The Firm also utilizes this measure to facilitate comparisons to other competitors.

Three months ended June 30,	2006			2005
(in millions)	Reported	Securitized	Managed	Reported	Securitized	Managed

Loans – Period-end	$455,104	$66,349	$521,453	$416,025	$68,808	$484,833
Total assets – average	1,333,869	66,913	1,400,782	1,176,033	66,226	1,242,259

Six months ended June 30,	2006			2005
(in millions)	Reported	Securitized	Managed	Reported	Securitized	Managed

Loans – Period-end	$455,104	$66,349	$521,453	$416,025	$68,808	$484,833
Total assets – average	1,291,349	67,233	1,358,582	1,169,462	66,864	1,236,326

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
Business Segment Disclosures
RFS has been reorganized into the following business segments: Regional Banking, Mortgage Banking and Auto Finance. For more detailed information on the RFS reorganization, see the RFS business segment discussion on page 19 of this Form 10–Q.
TSS firmwide disclosures have been adjusted to reflect a refined set of TSS products and a revised allocation of liability balances and lending-related revenue related to certain client transfers.
Various wholesale banking clients, together with the related revenue and expense, have been transferred among CB, the IB and TSS. In the first quarter of 2006, the primary client transfer was corporate mortgage finance from CB to the IB.
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
Capital allocation changes
Effective January 1, 2006, the Firm refined its methodology for allocating capital to the business segments. As prior periods have not been revised to reflect the new capital allocations, certain business metrics, such as ROE, are not comparable to the current presentation. For a further discussion of the changes, see Capital Management – Line of business equity on pages 45 –46 of this Form 10–Q.
Discontinued operations
As a result of the pending transaction with The Bank of New York, certain of the corporate trust businesses have been transferred from TSS to the Corporate segment and reported in discontinued operations for all periods reported.

Segment results – Managed basis(a)
The following table summarizes the business segment results for the periods indicated:

Three months ended June 30,	Total net revenue			Noninterest expense			Net income (loss)			Return on equity
(in millions, except ratios)	2006	2005	Change	2006	2005	Change	2006	2005	Change	2006	2005

Investment Bank	$4,184	$2,760	52%	$2,946	$2,181	35%	$839	$611	37%	16%	12%
Retail Financial Services	3,779	3,799	(1)	2,259	2,126	6	868	980	(11)	24	30
Card Services	3,664	3,886	(6)	1,249	1,383	(10)	875	542	61	25	18
Commercial Banking	949	868	9	496	469	6	283	157	80	21	19
Treasury & Securities Services	1,588	1,417	12	1,050	1,090	(4)	316	188	68	58	49
Asset & Wealth Management	1,620	1,343	21	1,081	917	18	343	283	21	39	47
Corporate(b)	(66)	(368)	82	155	2,632	(94)	16	(1,767)	NM	NM	NM

Total(b)	$15,718	$13,705	15%	$9,236	$10,798	(14)%	$3,540	$994	256%	13%	4%

Six months ended June 30,	Total net revenue			Noninterest expense			Net income (loss)			Return on equity
(in millions, except ratios)	2006	2005	Change	2006	2005	Change	2006	2005	Change	2006	2005

Investment Bank	$8,883	$6,947	28%	$6,137	$4,708	30%	$1,689	$1,939	(13)%	17%	20%
Retail Financial Services	7,542	7,646	(1)	4,497	4,288	5	1,749	1,968	(11)	25	30
Card Services	7,349	7,665	(4)	2,492	2,696	(8)	1,776	1,064	67	25	18
Commercial Banking	1,849	1,695	9	994	923	8	523	388	35	19	23
Treasury & Securities Services	3,073	2,723	13	2,098	2,054	2	578	387	49	49	51
Asset & Wealth Management	3,204	2,704	18	2,179	1,851	18	656	559	17	38	47
Corporate(b)	(473)	(1,129)	58	487	4,117	(88)	(350)	(3,047)	89	NM	NM

Total(b)	$31,427	$28,251	11%	$18,884	$20,637	(8)%	$6,621	$3,258	103%	12%	6%

(a)	Represents reported results on a tax-equivalent basis and excludes the impact of credit card securitizations.
(b)
Net income includes Income from discontinued operations (after-tax) of $56 million and $57 million for the three months ended June 30, 2006 and 2005, respectively, and $110 million and $115 million for the six months ended June 30, 2006 and 2005, respectively.

INVESTMENT BANK

For a discussion of the business profile of the IB, see pages 36–38 of JPMorgan Chase’s 2005 Annual Report.

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2006	2005	Change	2006	2005	Change

Revenue
Investment banking fees	$1,368	$965	42%	$2,538	$1,950	30%
Principal transactions	2,045	427	379	4,420	2,302	92
Lending & deposit related fees	134	146	(8)	271	303	(11)
Asset management, administration and commissions	550	413	33	1,102	822	34
All other income	3	252	(99)	278	379	(27)

Noninterest revenue	4,100	2,203	86	8,609	5,756	50
Net interest income	84	557	(85)	274	1,191	(77)

Total net revenue(a)	4,184	2,760	52	8,883	6,947	28

Provision for credit losses	(62)	(343)	82	121	(709)	NM
Credit reimbursement from TSS(b)	30	38	(21)	60	76	(21)

Noninterest expense
Compensation expense	1,961	1,193	64	4,217	2,811	50
Noncompensation expense	985	988	—	1,920	1,897	1

Total noninterest expense	2,946	2,181	35	6,137	4,708	30

Income before income tax expense	1,330	960	39	2,685	3,024	(11)
Income tax expense	491	349	41	996	1,085	(8)

Net income	$839	$611	37	$1,689	$1,939	(13)

Financial ratios
ROE	16%	12%		17%	20%
ROA	0.50	0.41		0.52	0.67
Overhead ratio	70	79		69	68
Compensation expense as % of total net revenue(c)	45	43		44	40

Revenue by business
Investment banking fees:
Advisory	$352	$359	(2)	$741	$622	19
Equity underwriting	364	104	250	576	343	68
Debt underwriting	652	502	30	1,221	985	24

Total investment banking fees	1,368	965	42	2,538	1,950	30
Fixed income markets	2,037	1,428	43	4,030	3,724	8
Equity markets	528	72	NM	1,743	628	178
Credit portfolio	251	295	(15)	572	645	(11)

Total net revenue	$4,184	$2,760	52	$8,883	$6,947	28

Revenue by region
Americas	$2,010	$1,843	9	$4,077	$4,074	—
Europe/Middle East/Africa	1,747	554	215	3,794	2,089	82
Asia/Pacific	427	363	18	1,012	784	29

Total net revenue	$4,184	$2,760	52	$8,883	$6,947	28

(a)
Total net revenue includes tax-equivalent adjustments, primarily due to tax-exempt income from municipal bond investments and income tax credits related to affordable housing investments, of $193 million and $206 million for the quarters ended June 30, 2006 and 2005, respectively, and $387 million and $361 million year-to-date 2006 and 2005, respectively.

(b)	TSS is charged a credit reimbursement related to certain exposures managed within the IB credit portfolio on behalf of clients shared with TSS.
(c)
Beginning in the quarter ended March 31, 2006, compensation expense to total net revenue ratio is adjusted to present this ratio as if SFAS 123R had always been in effect. IB management believes that adjusting the compensation expense to total net revenue ratio for the incremental impact of adopting SFAS 123R provides a more meaningful measure of IB’s compensation expense to total net revenue ratio.

Quarterly results
Net income of $839 million increased by $228 million, or 37%, compared with the prior year. Earnings growth reflected strong Fixed Income Markets results and record Investment banking fees, partially offset by higher performance-based compensation and a reduced benefit from the provision for credit losses.
Net revenue was $4.2 billion, up by $1.4 billion, or 52%, from the prior year. Investment banking fees of $1.4 billion were a record, up 42% from the prior year, driven by record fees in both equity and debt underwriting. Advisory fees of $352 million were flat compared with strong performance in the prior year. Debt underwriting fees of $652 million were up 30% driven by record bond underwriting fees, partially offset by lower loan syndication fees. Equity underwriting fees of $364 million were up by $260 million, reflecting strong performance across all regions. Fixed Income Markets revenue of $2.0 billion was up 43% due to stronger performance across essentially all products. Equity Markets revenue of $528 million improved from a weak prior-year quarter, reflecting strength in equity commissions. Credit Portfolio revenue of $251 million was down 15%, primarily reflecting lower gains from loan workouts and loan sales.
The provision for credit losses was a benefit of $62 million, as compared with a benefit of $343 million in the prior year. The $62 million benefit reflects portfolio activity and stable credit quality.
Noninterest expense was $2.9 billion, up 35% from the prior year, primarily due to higher performance-based compensation.
Return on equity was 16% on $21.0 billion of allocated capital.
Year-to-date results
Net income of $1.7 billion decreased by $250 million, or 13%, compared with the prior year. The earnings decline was primarily driven by an increased provision for credit losses compared with a benefit in the first half of 2005. Revenues increased significantly from the prior period, offset partially by higher expenses reflecting performance-based compensation and incremental expense from the adoption of SFAS 123R.
Record net revenue was $8.9 billion, up by $1.9 billion, or 28%, from the prior year driven by record results in both Equity Markets and Investment banking fees. Investment banking fees of $2.5 billion were up 30% from the prior year driven by record fees in both equity and debt underwriting. Advisory fees of $741 million were the highest since 2000, up 19% from last year. Debt underwriting fees of $1.2 billion were up 24% driven by record fees in both bond underwriting and loan syndications. Equity underwriting fees of $576 million were up by $233 million, or 68%. Fixed Income Markets revenue of $4.0 billion was up 8% due to stronger performance in currencies, securitized products, emerging markets and credit markets. Equity Markets revenue of $1.7 billion was driven by strong equity commissions as well as improved trading performance compared with a weak prior year. Credit Portfolio revenue of $572 million was down 11%, primarily driven by lower results from credit risk management activities.
The provision for credit losses was a charge of $121 million, as compared with a benefit of $709 million in the prior year. The $121 million charge reflects portfolio activity and stable credit quality.
Noninterest expense was $6.1 billion, up 30% from the prior year, primarily due to higher performance-based compensation and incremental expense from the adoption of SFAS 123R.
Return on equity was 17% on $20.5 billion of allocated capital.

Selected metrics	Three months ended June 30,			Six months ended June 30,
(in millions, except headcount and ratio data)	2006	2005	Change	2006	2005	Change

Selected average balances
Total assets	$672,056	$594,186	13%	$659,209	$581,276	13%
Trading assets–debt and equity instruments	268,091	232,980	15	260,296	229,194	14
Trading assets–derivatives receivables	55,692	56,436	(1)	52,557	59,985	(12)
Loans:
Loans retained(a)	59,026	42,060	40	56,367	41,728	35
Loans held-for-sale(b)	19,920	11,138	79	19,568	9,337	110

Total loans	78,946	53,198	48	75,935	51,065	49
Adjusted assets(c)	530,057	453,895	17	511,285	449,845	14
Equity	21,000	20,000	5	20,503	20,000	3

Headcount	22,914	19,297	19	22,914	19,297	19

Credit data and quality statistics
Net charge-offs (recoveries)	$(12)	$(47)	74	$(33)	$(52)	37
Nonperforming assets:
Nonperforming loans(d)	488	711	(31)	488	711	(31)
Other nonperforming assets	37	235	(84)	37	235	(84)
Allowance for loan losses	1,038	971	7	1,038	971	7
Allowance for lending related commitments	249	225	11	249	225	11

Net charge-off (recovery) rate(b)	(0.08)%	(0.45)%		(0.12)%	(0.25)%
Allowance for loan losses to average loans(b)	1.76	2.31		1.84	2.33
Allowance for loan losses to nonperforming loans(d)	248	137		248	137
Nonperforming loans to average loans	0.62	1.34		0.64	1.39

Market risk–average trading and credit portfolio VAR
By risk type:
Fixed income	$52	$82	(37)	$56	$70	(20)
Foreign exchange	25	21	19	22	22	—
Equities	24	45	(47)	28	32	(13)
Commodities and other	52	15	247	50	12	317
Less: portfolio diversification(e)	(74)	(61)	(21)	(71)	(52)	(37)

Trading VAR(f)	79	102	(23)	85	84	1
Credit portfolio VAR(g)	14	13	8	14	13	8
Less: portfolio diversification(e)	(9)	(13)	31	(10)	(11)	9

Total trading and credit portfolio VAR	$84	$102	(18)	$89	$86	3

(a)	Loans retained include Credit Portfolio, Conduit loans, leveraged leases, bridge loans for underwriting and other accrual loans.
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

(d)	Nonperforming loans include loans held-for-sale of $70 million and $2 million as of June 30, 2006 and 2005, respectively. These amounts are not included in the allowance coverage ratios.
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

According to Thomson Financial, the Firm was ranked #1 in Global Syndicated Loans, #2 in Global Debt, Equity and Equity-Related and #3 in Global Announced M&A, year-to-date June 30, 2006, based on volume.

	Six months ended June 30, 2006		Full Year 2005
Market shares and rankings(a)	Market Share	Rankings	Market Share	Rankings

Global debt, equity and equity-related	7%	#2	7%	#2
Global syndicated loans	16	#1	15	#1
Global long-term debt	7	#2	6	#4
Global equity and equity-related	6	#6	7	#6
Global announced M&A	27	#3	23	#3
U.S. debt, equity and equity-related	9	#2	8	#3
U.S. syndicated loans	29	#1	28	#1
U.S. long-term debt	13	#1	11	#2
U.S. equity and equity-related	7	#5	9	#6
U.S. announced M&A	24	#4	25	#3

(a)
Source: Thomson Financial Securities data. Global announced M&A is based upon rank value; all other rankings are based upon proceeds, with full credit to each book manager/equal if joint. Because of joint assignments, market share of all participants will add up to more than 100%.

RETAIL FINANCIAL SERVICES

Retail Financial Services (“RFS”) realigned its business reporting segments on January 1, 2006, into Regional Banking, Mortgage Banking and Auto Finance. Regional Banking offers one of the largest branch networks in the United States, covering 17 states with 2,660 branches and 7,753 automated teller machines (“ATMs”). Regional Banking distributes, through its network, a variety of products including checking, savings and time deposit accounts; home equity, residential mortgage, small business banking, and education loans; mutual fund and annuity investments; and on-line banking services. Mortgage Banking is a leading provider of mortgage loan products and is one of the largest originators and servicers of home mortgages. Auto Finance is one of the largest noncaptive originators of automobile loans, primarily through a network of automotive dealers across the United States.
During the first quarter of 2006, RFS completed the purchase of Collegiate Funding Services, which contributed an education loan servicing capability and provided an entry into the Federal Family Education Loan Program consolidation market. In the first quarter, RFS agreed to sell its life insurance and annuity underwriting businesses to Protective Life Corporation; the sale closed on July 3, 2006. As a result of the pending transaction with The Bank of New York, RFS will add 338 branches and 400 ATMs in the New York City / Tri-State area.

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2006	2005	Change	2006	2005	Change

Revenue
Lending & deposit related fees	$390	$358	9%	$761	$698	9%
Asset management, administration and commissions	366	369	(1)	803	763	5
Securities gains (losses)	(39)	—	NM	(45)	10	NM
Mortgage fees and related income	204	341	(40)	440	709	(38)
Credit card income	129	105	23	244	199	23
Other income	163	68	140	211	56	277

Noninterest revenue	1,213	1,241	(2)	2,414	2,435	(1)
Net interest income	2,566	2,558	—	5,128	5,211	(2)

Total net revenue	3,779	3,799	(1)	7,542	7,646	(1)

Provision for credit losses	100	94	6	185	188	(2)

Noninterest expense
Compensation expense	901	820	10	1,821	1,642	11
Noncompensation expense	1,246	1,181	6	2,453	2,396	2
Amortization of intangibles	112	125	(10)	223	250	(11)

Total noninterest expense	2,259	2,126	6	4,497	4,288	5

Income before income tax expense	1,420	1,579	(10)	2,860	3,170	(10)
Income tax expense	552	599	(8)	1,111	1,202	(8)

Net income	$868	$980	(11)	$1,749	$1,968	(11)

Financial ratios
ROE	24%	30%		25%	30%
ROA	1.49	1.74		1.51	1.76
Overhead ratio	60	56		60	56
Overhead ratio excluding core deposit intangibles(a)	57	53		57	53

(a)
Retail Financial Services uses the overhead ratio (excluding the amortization of core deposit intangibles (“CDI”)), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation results in a higher overhead ratio in the earlier years and a lower overhead ratio in later years; this would result in an improving overhead ratio over time, all things remaining equal. This non-GAAP ratio excludes Regional Banking’s core deposit intangible amortization expense related to the Bank One merger of $110 million and $124 million for the quarters ended June 30, 2006 and 2005, respectively, and $219 million and $248 million year-to-date 2006 and 2005, respectively.

Quarterly results
Net income of $868 million was down by $112 million, or 11%, from the prior year. The decrease reflected a $131 million reduction in Mortgage Banking offset partially by growth in Regional Banking and in Auto Finance.
Net revenue decreased slightly to $3.8 billion compared with the prior year. Net interest income of $2.6 billion was flat, as the benefit of higher deposit and loan balances in Regional Banking was offset by narrower spreads earned on loans and deposits in Regional Banking and Mortgage Banking, as well as by lower auto loan and lease balances. Noninterest revenue of $1.2 billion was down by $28 million, or 2%, driven by lower MSR risk management results in Mortgage Banking, which were down by $222 million compared with the prior year. This decrease was offset primarily by increases in Regional Banking fee income, mortgage production revenue and automobile operating lease income.
The provision for credit losses totaled $100 million, up by $6 million from the prior year, reflecting higher loan balances in Regional Banking. Credit trends were stable across all businesses.
Noninterest expense of $2.3 billion increased by $133 million, or 6%, a result of ongoing investments in the retail distribution network, the acquisition of Collegiate Funding Services late in the first quarter of 2006, and higher depreciation expense on owned automobiles subject to operating leases. These increases were partially offset by merger-related and other operating efficiencies.

Year-to-date results
Net income of $1.7 billion was down by $219 million, or 11%, from the prior year. The decrease reflected weakness in Mortgage Banking offset partially by better results in Auto Finance.
Net revenue of $7.5 billion was down by $104 million. Net interest income of $5.1 billion decreased by $83 million, or 2%, reflecting narrower spreads on deposits and loans in Regional Banking and Mortgage Banking, as well as lower auto loan and lease balances. These decreases were offset by growth in deposit and loan balances in Regional Banking. Noninterest revenue of $2.4 billion was down by $21 million from the prior year-to-date period, driven by lower Mortgage Banking risk management results. This decrease was offset by increased fee income in Regional Banking, improved mortgage production revenue and higher automobile operating lease income.
The provision for credit losses totaled $185 million, down by $3 million from the prior year. Credit trends were stable across all businesses.
Noninterest expense of $4.5 billion was up by $209 million, or 5%, as a result of ongoing investments in the retail distribution network, the acquisition of Collegiate Funding Services in the first quarter of 2006 and higher depreciation expense on owned automobiles subject to operating leases. These increases were partially offset by merger-related and other operating efficiencies.

Selected metrics	Three months ended June 30,			Six months ended June 30,
(in millions, except headcount
and ratios)	2006	2005	Change	2006	2005	Change

Selected ending balances
Assets	$233,748	$223,391	5%	$233,748	$223,391	5%
Loans(a)	203,928	197,927	3	203,928	197,927	3
Deposits	198,273	185,558	7	198,273	185,558	7

Selected average balances
Assets	$234,097	$225,574	4	$232,849	$225,348	3
Loans(b)	201,635	197,707	2	200,224	198,098	1
Deposits	199,075	186,523	7	196,741	185,435	6
Equity	14,300	13,250	8	14,099	13,175	7

Headcount	62,450	59,631	5	62,450	59,631	5

Credit data and quality statistics
Net charge-offs	$113	$114	(1)	$234	$266	(12)
Nonperforming loans(c)	1,339	1,132	18	1,339	1,132	18
Nonperforming assets	1,520	1,319	15	1,520	1,319	15
Allowance for loan losses	1,321	1,135	16	1,321	1,135	16

Net charge-off rate(b)	0.24%	0.25%		0.25%	0.29%
Allowance for loan losses to ending loans(a)	0.69	0.61		0.69	0.61
Allowance for loan losses to nonperforming loans(c)	99	103		99	103
Nonperforming loans to total loans	0.66	0.57		0.66	0.57

(a)	Includes loans held-for-sale of $11,834 million and $13,112 million at June 30, 2006 and 2005, respectively. These amounts are not included in the allowance coverage ratios.
(b)
Average loans include loans held-for-sale of $12,903 million and $14,620 million for the quarter ended June 30, 2006 and 2005, respectively, and $14,623 million and $15,237 million for year-to-date 2006 and 2005, respectively. These amounts are not included in the net charge-off rate.

(c)	Nonperforming loans include loans held-for-sale of $9 million and $26 million at June 30, 2006 and 2005, respectively. These amounts are not included in the allowance coverage ratios.

REGIONAL BANKING

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2006	2005	Change	2006	2005	Change

Noninterest revenue	$851	$821	4%	$1,671	$1,648	1%
Net interest income	2,212	2,131	4	4,432	4,341	2

Total Net revenue	3,063	2,952	4	6,103	5,989	2
Provision for credit losses	70	63	11	136	128	6
Noninterest expense	1,746	1,661	5	3,484	3,366	4

Income before income tax expense	1,247	1,228	2	2,483	2,495	—

Net income	764	762	—	1,521	1,548	(2)

ROE	30%	34%		31%	35%
ROA	1.86	2.04		1.91	2.10
Overhead ratio	57	56		57	56
Overhead ratio excluding core deposit intangibles(a)	53	52		53	52

(a)
Regional Banking uses the overhead ratio (excluding the amortization of core deposit intangibles (“CDI”)), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation results in a higher overhead ratio in the earlier years and a lower overhead ratio in later years; this would result in an improving overhead ratio over time, all things remaining equal. This non-GAAP ratio excludes Regional Banking’s core deposit intangible amortization expense related to the Bank One merger of $110 million and $124 million for the quarters ended June 30, 2006 and 2005, respectively, and $219 million and $248 million year-to-date June 30, 2006 and 2005, respectively.

Quarterly results
Regional Banking net income totaled $764 million, up by $2 million from the prior year. Net revenue of $3.1 billion increased by $111 million, or 4%. Results reflected growth in deposits, home equity and mortgage loans, as well as higher deposit-related fees and credit card sales. These increases were offset partially by narrower spreads earned on loans and deposits. While credit trends were stable, the provision for credit losses of $70 million increased by $7 million, or 11%, due to higher loan balances. Expenses of $1.7 billion were up by $85 million, or 5%, from the prior year. The increase was due to investments in the retail distribution network and the acquisition of Collegiate Funding Services in the first quarter, partially offset by merger savings and operating efficiencies.
Year-to-date results
Regional Banking net income totaled $1.5 billion, down by $27 million, or 2%, from the prior year. Net revenue of $6.1 billion increased by $114 million, or 2%. Results reflected higher deposit balances, growth in home equity and mortgage loan balances, increased deposit-related fees and higher credit card sales. These increases in revenue were partially offset by narrower spreads on loans and deposits. Although credit trends were stable, the provision for credit losses increased due to higher loan balances. Expenses of $3.5 billion were up by $118 million, or 4%, from the prior year. Expenses increased due to investments in the retail distribution network and the acquisition of Collegiate Funding Services in the first quarter of 2006, partially offset by merger savings and other operating efficiencies.

Business metrics	Three months ended June 30,			Six months ended June 30,
(in billions, except ratios)	2006	2005	Change	2006	2005	Change

Home equity origination volume	$14.0	$15.8	(11)%	$25.7	$27.7	(7)%
End-of-period loans owned
Home equity	$77.8	$71.2	9	$77.8	$71.2	9
Mortgage	48.6	47.7	2	48.6	47.7	2
Business banking	13.0	12.6	3	13.0	12.6	3
Education	8.3	2.0	315	8.3	2.0	315
Other loans(a)	2.6	2.8	(7)	2.6	2.8	(7)

Total end of period loans	150.3	136.3	10	150.3	136.3	10
End-of-period deposits
Checking	62.3	61.6	1	62.3	61.6	1
Savings	89.1	86.5	3	89.1	86.5	3
Time and other	36.5	25.8	41	36.5	25.8	41

Total end of period deposits	187.9	173.9	8	187.9	173.9	8
Average loans owned
Home equity	$76.2	$69.0	10	$75.2	$67.6	11
Mortgage	47.1	46.0	2	45.9	44.7	3
Business banking	13.0	12.5	4	12.8	12.5	2
Education	8.7	2.8	211	7.1	3.7	92
Other loans(a)	2.6	2.7	(4)	2.8	3.1	(10)

Total average loans(b)	147.6	133.0	11	143.8	131.6	9
Average deposits
Checking	62.6	62.3	—	62.8	62.1	1
Savings	89.8	87.3	3	89.6	87.5	2
Time and other	35.4	25.4	39	33.9	25.0	36

Total average deposits	187.8	175.0	7	186.3	174.6	7
Average assets	164.6	150.0	10	160.9	148.5	8
Average equity	10.2	9.0	13	10.0	8.9	12

Credit data and quality statistics
30+ day delinquency rate(c)(d)	1.48%	1.32%		1.48%	1.32%
Net charge-offs
Home equity	$30	$32	(6)	$63	$67	(6)
Mortgage	9	8	13	21	14	50
Business banking	16	25	(36)	34	44	(23)
Other loans(e)	13	2	NM	20	11	82

Total net charge-offs	68	67	1	138	136	1
Net charge-off rate
Home equity	0.16%	0.19%		0.17%	0.20%
Mortgage	0.08	0.07		0.09	0.06
Business banking	0.49	0.80		0.54	0.71
Other loans(b)(e)	0.55	0.23		0.55	0.62
Total net charge-off rate(b)	0.19	0.21		0.20	0.21

Nonperforming assets(f)(g)(h)	$1,349	$1,084	24	$1,349	$1,084	24

(a)	Includes commercial loans derived from community development activities and insurance policy loans.
(b)
Average loans include loans held-for-sale of $1.9 billion and $2.0 billion for the three months ended June 30, 2006 and 2005, respectively, and $2.6 billion and $3.2 billion for the six months ended June 30, 2006 and 2005, respectively. These amounts are not included in the net charge-off rate.

(c)
Excludes delinquencies related to loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by government agencies of $0.8 billion and $0.7 billion at June 30, 2006 and 2005, respectively. These amounts are excluded as reimbursement is proceeding normally.

(d)
Excludes delinquencies that are insured by government agencies under the Federal Family Education Loan Program of $0.4 billion at June 30, 2006. Delinquencies were insignificant at June 30, 2005. These amounts are excluded as reimbursement is proceeding normally.

(e)	Includes insignificant amounts of Education net charge-offs.
(f)
Excludes nonperforming assets related to loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by government agencies of $1.1 billion and $1.0 billion at June 30, 2006 and 2005, respectively. These amounts are excluded as reimbursement is proceeding normally.

(g)
Excludes loans that are 90 days past due and still accruing, which are insured by government agencies under the Federal Family Education Loan Program of $0.2 billion at June 30, 2006. The Education loans past due 90 days were insignificant at June 30, 2005. These amounts are excluded as reimbursement is proceeding normally.

(h)	Includes nonperforming loans held-for-sale related to mortgage banking activities of $9 million and $26 million at June 30, 2006 and 2005, respectively.

Retail branch business metrics	Three months ended June 30,				Six months ended June 30,
(in millions, except ratios and where
otherwise noted)	2006	2005	Change		2006	2005	Change

Investment sales volume	$3,692	$2,907	27%		$7,245	$5,777	25%

Number of:
Branches	2,660	2,539	121	#	2,660	2,539	121	#
ATMs	7,753	6,961	792		7,753	6,961	792
Personal bankers	7,260	6,258	1,002		7,260	6,258	1,002
Sales specialists	3,376	2,987	389		3,376	2,987	389
Active online customers (in thousands)	5,072	4,053	1,019		5,072	4,053	1,019
Checking accounts (in thousands)	9,072	8,504	568		9,072	8,504	568

MORTGAGE BANKING

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios and where
otherwise noted)	2006	2005	Change	2006	2005	Change

Production revenue	$202	$144	40%	$421	$381	10%
Net mortgage servicing revenue:
Servicing revenue	563	517	9	1,123	1,036	8
Changes in MSR asset fair value:
Due to inputs or assumptions in model(a)	491	(702)	NM	1,202	(154)	NM
Other changes in fair value(b)	(392)	(324)	(21)	(741)	(663)	(12)
Derivative valuation adjustments and other	(546)	869	NM	(1,299)	424	NM

Total net mortgage servicing revenue	116	360	(68)	285	643	(56)

Total net revenue	318	504	(37)	706	1,024	(31)
Noninterest expense	329	306	8	653	605	8

Income (loss) before income tax expense	(11)	198	NM	53	419	(87)

Net income (loss)	$(7)	$124	NM	$32	$263	(88)

ROE	NM	31%		4%	33%
ROA	NM	2.40		0.25	2.56

Business metrics (in billions)
Third-party mortgage loans serviced (ending)	$497.4	$438.1	14	$497.4	$438.1	14
MSR net carrying value (ending)	8.2	5.0	64	8.2	5.0	64
Average mortgage loans held-for-sale	9.8	10.5	(7)	11.4	10.9	5
Average assets	23.9	20.7	15	25.5	20.7	23
Average equity	1.7	1.6	6	1.7	1.6	6

Mortgage origination volume by channel (in billions)
Retail	$10.8	$11.7	(8)	$19.9	$21.7	(8)
Wholesale	8.7	8.7	—	16.1	15.9	1
Correspondent (including negotiated transactions)(c)	17.0	10.7	59	29.4	20.2	46

Total	$36.5	$31.1	17	$65.4	$57.8	13

(a)	Represents MSR asset fair value adjustments due to changes in inputs, such as interest rates and volatility, as well as updates to assumptions used in the valuation model.
(b)
Includes changes in the MSR value due to servicing portfolio runoff (or time decay). Effective January 1, 2006, the Firm implemented SFAS 156, adopting fair value accounting for the MSR asset. For the period ending June 30, 2005, this amount represents MSR asset amortization expense calculated in accordance with SFAS 140.

(c)
Includes $5.0 billion and $5.7 billion of purchased correspondent bulk servicing for the three and six months ended June 30, 2006, respectively. Purchased correspondent bulk servicing for 2005 was not significant.

Quarterly results
Mortgage Banking net loss was $7 million, compared with net income of $124 million in the prior year. Net revenue was $318 million, down by $186 million from the prior year. Revenue comprises production revenue and net mortgage servicing revenue. Production revenue was $202 million, up by $58 million, reflecting higher gain-on-sale margins. Net mortgage servicing revenue was $116 million, down by $244 million from the prior year. This decline was primarily related to: MSR risk management revenue of negative $55 million (including $38 million in losses on the sale of available-for-sale securities), down by $222 million from the prior year, reflecting a fully hedged position during the current quarter; a decline of $68 million in other changes in MSR fair value; and an increase in loan servicing revenue of $46 million on a 14% increase in third-party loans serviced. Noninterest expense was $329 million, up by $23 million, or 8%.
Year-to-date results
Mortgage Banking net income was $32 million, compared with net income of $263 million in the prior year. Net revenue was $706 million, down by $318 million from the prior year. Revenue comprises production revenue and net mortgage servicing revenue. Production revenue was $421 million, up by $40 million, reflecting higher gain-on-sale margins on slightly higher originations. Net mortgage servicing revenue was $285 million, down by $358 million from the prior year. This decline was primarily related to a $367 million decrease in MSR risk management revenue from the prior year. Noninterest expense was $653 million, up by $48 million, or 8%.
AUTO FINANCE

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios and where
otherwise noted)	2006	2005	Change	2006	2005	Change

Noninterest revenue	$90	$32	181%	$134	$(3)	NM
Net interest income	308	311	(1)	599	636	(6)%

Total net revenue	398	343	16	733	633	16
Provision for credit losses	30	31	(3)	49	60	(18)
Noninterest expense	184	159	16	360	317	14

Income before income tax expense	184	153	20	324	256	27

Net income	111	94	18	196	157	25

ROE	19%	14%		16%	12%
ROA	0.98	0.69		0.85	0.56

Business metrics (in billions)
Auto origination volume	$4.5	$4.1	10	$8.8	$8.9	(1)
End-of-period loans and lease related assets
Loans outstanding	$39.4	$44.3	(11)	$39.4	$44.3	(11)
Lease financing receivables	2.8	6.1	(54)	2.8	6.1	(54)
Operating lease assets	1.3	0.4	225	1.3	0.4	225

Total end-of-period loans and lease related assets	43.5	50.8	(14)	43.5	50.8	(14)
Average loans and lease related assets
Loans outstanding(a)	$40.3	$47.0	(14)	$40.7	$47.9	(15)
Lease financing receivables	3.2	6.6	(52)	3.6	7.1	(49)
Operating lease assets	1.2	0.3	300	1.1	0.2	450

Total average loans and lease related assets	44.7	53.9	(17)	45.4	55.2	(18)
Average assets	45.6	54.9	(17)	46.4	56.1	(17)
Average equity	2.4	2.7	(11)	2.4	2.7	(11)

Credit quality statistics
30+ day delinquency rate	1.37%	1.45%		1.37%	1.45%
Net charge-offs
Loans	$44	$45	(2)	$92	$119	(23)
Lease receivables	1	2	(50)	4	11	(64)

Total net charge-offs	45	47	(4)	96	130	(26)
Net charge-off rate
Loans(a)	0.45%	0.40%		0.46%	0.51%
Lease receivables	0.13	0.12		0.22	0.31
Total net charge-off rate(a)	0.43	0.37		0.44	0.49
Nonperforming assets	$171	$235	(27)	$171	$235	(27)

(a)
Average loans include loans held-for-sale of $1.2 billion and $2.1 billion for the quarters ended June 30, 2006 and 2005, and $0.6 billion and $1.1 billion for year-to-date 2006 and 2005, respectively. These amounts are not included in the net charge-off rate.

Quarterly results
Auto Finance net income of $111 million was up by $17 million, or 18%, from the prior year. Revenue increased due to wider loan spreads on lower loan and lease balances. After adjusting for the impact of increased depreciation expense on owned automobiles subject to operating leases, expenses were down slightly as operating efficiencies offset increased costs related to higher production volumes.
Year-to-date results
Auto Finance net income of $196 million was up by $39 million, or 25%, from the prior year. Revenue benefited from wider loan spreads, partially offset by a decline in loan and lease balances. The provision for credit losses declined, benefiting from stable credit trends. After adjusting for the impact of increased depreciation expense on owned automobiles subject to operating leases, expenses declined reflecting lower production volumes and operating efficiencies.

CARD SERVICES

For a discussion of the business profile of CS, see pages 45–46 of JPMorgan Chase’s 2005 Annual Report.
JPMorgan Chase uses the concept of “managed receivables” to evaluate the credit performance of its credit card loans, both sold and not sold. For further information, see Explanation and reconciliation of the Firm’s use of non-GAAP financial measures on pages 11–14 of this Form 10–Q. Managed results exclude the impact of credit card securitizations on Total net revenue, the Provision for credit losses, net charge-offs and loan receivables. Securitization does not change reported Net income; however, it does affect the classification of items on the Consolidated statements of income.

Selected income statement data –
managed basis	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2006	2005	Change	2006	2005	Change

Revenue
Credit card income	$653	$868	(25)%	$1,254	$1,629	(23)%
All other income	49	42	17	120	53	126

Noninterest revenue	702	910	(23)	1,374	1,682	(18)
Net interest income	2,962	2,976	—	5,975	5,983	—

Total net revenue(a)	3,664	3,886	(6)	7,349	7,665	(4)

Provision for credit losses(b)	1,031	1,641	(37)	2,047	3,277	(38)

Noninterest expense
Compensation expense	251	291	(14)	510	576	(11)
Noncompensation expense	810	904	(10)	1,606	1,743	(8)
Amortization of intangibles	188	188	—	376	377	—

Total noninterest expense(a)	1,249	1,383	(10)	2,492	2,696	(8)

Income before income tax expense(a)	1,384	862	61	2,810	1,692	66
Income tax expense	509	320	59	1,034	628	65

Net income	$875	$542	61	$1,776	$1,064	67

Memo: Net securitization gains (amortization)	$(6)	$15	NM	$2	$3	(33)
Financial metrics
ROE	25%	18%		25%	18%
Overhead ratio	34	36		34	35

(a)
As a result of the integration of Chase Merchant Services and Paymentech merchant processing businesses into a joint venture, beginning in the fourth quarter of 2005, Total net revenue, Total noninterest expense and Income before income tax expense have been reduced to reflect the deconsolidation of Paymentech. There is no impact to Net income.

(b)	Second quarter 2006 includes a $90 million release of Allowance for loan losses related to Hurricane Katrina.
To illustrate underlying business trends, the following discussion of Card Services’ performance assumes for all relevant 2005 periods that the deconsolidation of Paymentech had occurred as of the beginning of the year. The effect of the deconsolidation would have reduced Total net revenue, primarily in Noninterest revenue, and Total noninterest expense, but would not have any impact on Net income for such periods. For a reconciliation of Card Services’ managed basis to an adjusted basis to disclose the effect of the deconsolidation of Paymentech, see page 30 of this Form 10-Q.
Quarterly results
Net income of $875 million was up by $333 million, or 61%, from the prior year. Results were driven by a lower provision for credit losses, due to significantly lower bankruptcy filings and the release of $90 million of Allowance for loan losses related to Hurricane Katrina.
End-of-period managed loans of $139.3 billion increased by $2.0 billion, or 1%, from the prior year. Average managed loans of $137.2 billion increased by $2.0 billion, or 1%, from the prior year. The current quarter included average managed and end-of-period managed loans of $2.1 billion from the acquisition of the Sears Canada credit card business (acquired in the fourth quarter of 2005), as well as $1.2 billion of average managed loans and $1.6 billion of end-of-period managed loans from the acquisition, in the current quarter, of the Kohl’s private label portfolio. Compared with the prior year, both average managed and end-of-period managed loans were negatively affected by higher customer payment rates. Management believes that contributing to the higher payment rates are the new minimum payment rules and a higher proportion of customers in rewards-based programs.

Total net revenue was $3.7 billion, down by $76 million, or 2%, from the prior year. Net interest income of $3.0 billion was down slightly from the prior year. The primary driver was narrower spreads on loans as the managed net interest margin of 8.66% was down from 8.83% in the prior year, offset partially by a 1% increase in average managed loan balances from the prior year. Noninterest revenue of $702 million was down by $66 million, or 9%, due to higher volume-driven payments to partners, higher expense related to reward programs and lower securitization gains, partially offset by increased interchange income related to a 12% increase in charge volume.
The managed provision for credit losses was $1.0 billion, down by $610 million, or 37%, from the prior year. This decrease was due to lower bankruptcy-related losses, strong underlying credit quality, and the release of $90 million of Allowance for loan losses relating to Hurricane Katrina. The managed net charge-off rate for the quarter decreased to 3.28%, down from 4.87% in the prior year. The 30-day managed delinquency rate was 3.14%, down from 3.34% in the prior year.
Noninterest expense of $1.2 billion was flat from the prior year. Merger savings, other efficiencies and the absence of a litigation charge incurred in the prior year were offset by the acquisition of the Sears Canada credit card business and Kohl’s private label portfolio, higher marketing spending and by increased fraud-related losses.
Year-to-date results
Net income of $1.8 billion was up by $712 million, or 67%, from the prior year. Results were driven by a lower provision for credit losses due to significantly lower bankruptcy filings and the release of $90 million of Allowance for loan losses related to Hurricane Katrina.
End-of-period managed loans of $139.3 billion increased by $2.0 billion, or 1%, from the prior year. Average managed loans of $137.6 billion increased by $3.2 billion, or 2%, from the prior year. The current period included $2.1 billion of average and end-of-period loans from the acquisition of the Sears Canada credit card business (acquired in the fourth quarter of 2005), as well as approximately $600 million of average loans and $1.6 billion of end-of-period loans from the acquisition, in the current period, of the Kohl’s private label portfolio. Compared with the prior year, both average and end-of-period loans were negatively affected by higher customer payment rates. Management believes that contributing to the higher payment rates are the new minimum payment rules and a higher proportion of customers in rewards-based programs.
Total net revenue of $7.3 billion was flat to the prior year. Net interest income of $6.0 billion was flat to the prior year. The primary driver was narrower spreads on loans as the managed net interest margin of 8.76% was down from 8.98% in the prior year, which were offset by a 2% increase in average managed loan balances from the prior year. Noninterest revenue of $1.4 billion was down $31 million, or 2%, due to higher volume-driven payments to partners and higher expense related to reward programs partially offset by increased interchange income related to a 9% increase in charge volume.
The managed provision for credit losses was $2.0 billion, down by $1.2 billion, or 38%, from the prior year. This decrease was due to lower bankruptcy-related losses, strong underlying credit quality and the release of $90 million of Allowance for loan losses relating to Hurricane Katrina. The managed net charge-off rate decreased to 3.13%, down from 4.85% in the prior year. The 30-day managed delinquency rate was 3.14%, down from 3.34% in the prior year.
Noninterest expense of $2.5 billion was up $51 million, or 2%. The increase was related to the acquisition of the Sears Canada credit card business and Kohl’s private label portfolio, increased marketing spend and higher fraud-related losses, partially offset by merger savings, other efficiencies and the absence of a litigation charge.

Selected metrics	Three months ended June 30,			Six months ended June 30,
(in millions, except headcount, ratios
and where otherwise noted)	2006	2005	Change	2006	2005	Change

% of average managed outstandings:
Net interest income	8.66%	8.83%		8.76%	8.98%
Provision for credit losses	3.01	4.87		3.00	4.92
Noninterest revenue	2.05	2.70		2.01	2.52
Risk adjusted margin(a)	7.70	6.66		7.77	6.58
Noninterest expense	3.65	4.10		3.65	4.05
Pre-tax income (ROO)	4.05	2.56		4.12	2.54
Net income	2.56	1.61		2.60	1.60

Business metrics
Charge volume (in billions)	$84.4	$75.6	12%	$158.7	$145.9	9%
Net accounts opened (in thousands)(b)	24,573	2,789	NM	27,291	5,533	393
Credit cards issued (in thousands)	136,685	95,465	43	136,685	95,465	43
Number of registered Internet customers (in millions)	19.1	12.0	59	19.1	12.0	59
Merchant acquiring business(c)
Bank card volume (in billions)	$166.3	$141.2	18	$314.0	$266.3	18
Total transactions (in millions)(d)	4,476	3,804	18	8,606	7,263	18

Selected ending balances
Loans:
Loans on balance sheets	$72,961	$68,510	6	$72,961	$68,510	6
Securitized loans	66,349	68,808	(4)	66,349	68,808	(4)

Managed loans	$139,310	$137,318	1	$139,310	$137,318	1

Selected average balances
Managed assets	$144,284	$140,741	3	$145,134	$139,632	4
Loans:
Loans on balance sheets	$68,185	$67,131	2	$68,319	$65,683	4
Securitized loans	69,005	68,075	1	69,287	68,718	1

Managed loans	$137,190	$135,206	1	$137,606	$134,401	2

Equity	14,100	11,800	19	14,100	11,800	19

Headcount	18,753	20,647	(9)	18,753	20,647	(9)

Credit quality statistics
Net charge-offs	$1,121	$1,641	(32)	$2,137	$3,231	(34)
Net charge-off rate	3.28%	4.87%		3.13%	4.85%

Delinquency ratios
30+ days	3.14%	3.34%		3.14%	3.34%
90+ days	1.52	1.54		1.52	1.54

Allowance for loan losses	$3,186	$3,055	4	$3,186	$3,055	4
Allowance for loan losses to period-end loans	4.37%	4.46%		4.37%	4.46%

(a)	Represents Total net revenue less Provision for credit losses.
(b)	Second quarter 2006 includes 21 million accounts from the acquisition of the Kohl’s private label portfolio.
(c)	Represents 100% of the merchant acquiring business.
(d)	Periods prior to the fourth quarter of 2005 have been restated to conform methodologies following the integration of Chase Merchant Services and Paymentech merchant processing businesses.

Reconciliation from reported basis to managed basis
The financial information presented below reconciles reported basis and managed basis to disclose the effect of securitizations.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2006	2005	Change	2006	2005	Change

Income statement data(a)
Credit card income
Reported data for the period	$1,590	$1,596	—%	$3,316	$3,172	5%
Securitization adjustments	(937)	(728)	(29)	(2,062)	(1,543)	(34)

Managed credit card income	$653	$868	(25)	$1,254	$1,629	(23)

Net interest income
Reported data for the period	$1,464	$1,318	11	$2,903	$2,593	12
Securitization adjustments	1,498	1,658	(10)	3,072	3,390	(9)

Managed net interest income	$2,962	$2,976	—	$5,975	$5,983	—

Total net revenue
Reported data for the period	$3,103	$2,956	5	$6,339	$5,818	9
Securitization adjustments	561	930	(40)	1,010	1,847	(45)

Managed total net revenue	$3,664	$3,886	(6)	$7,349	$7,665	(4)

Provision for credit losses
Reported data for the period(b)	$470	$711	(34)	$1,037	$1,430	(27)
Securitization adjustments	561	930	(40)	1,010	1,847	(45)

Managed provision for credit losses(b)	$1,031	$1,641	(37)	$2,047	$3,277	(38)

Balance sheet – average balances(a)
Total average assets
Reported data for the period	$77,371	$74,515	4	$77,901	$72,768	7
Securitization adjustments	66,913	66,226	1	67,233	66,864	1

Managed average assets	$144,284	$140,741	3	$145,134	$139,632	4

Credit quality statistics(a)
Net charge-offs
Reported net charge-offs data for the period	$560	$711	(21)	$1,127	$1,384	(19)
Securitization adjustments	561	930	(40)	1,010	1,847	(45)

Managed net charge-offs	$1,121	$1,641	(32)	$2,137	$3,231	(34)

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

(b)	Second quarter 2006 includes a $90 million release of Allowance for loan losses related to Hurricane Katrina.
Reconciliation from managed basis to adjusted basis
The financial information presented below reconciles Card Services’ managed basis presentation to this adjusted basis to disclose the effect of the deconsolidation of Paymentech.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2006	2005	Change	2006	2005	Change

Noninterest revenue
Reported for the period	$702	$910	(23)%	$1,374	$1,682	(18)%
Adjustment for Paymentech	—	(142)	NM	—	(277)	NM

Adjusted Noninterest revenue	$702	$768	(9)	$1,374	$1,405	(2)

Total net revenue
Reported for the period	$3,664	$3,886	(6)	$7,349	$7,665	(4)
Adjustment for Paymentech	—	(146)	NM	—	(284)	NM

Adjusted Total net revenue	$3,664	$3,740	(2)	$7,349	$7,381	—

Noninterest expense
Reported for the period	$1,249	$1,383	(10)	$2,492	$2,696	(8)
Adjustment for Paymentech	—	(131)	NM	—	(255)	NM

Adjusted Total noninterest expense	$1,249	$1,252	—	$2,492	$2,441	2

COMMERCIAL BANKING

For a discussion of the business profile of CB, see page 4 of this Form 10–Q. For additional information on the transfers of various wholesale banking clients among CB, the IB and TSS, see page 14 of this Form 10–Q.
The agreement to acquire The Bank of New York’s middle-market banking business will add approximately 2,000 clients, $2.9 billion of loans and $1.6 billion in deposits.

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2006	2005	Change	2006	2005	Change

Revenue
Lending & deposit related fees	$147	$142	4%	$289	$284	2%
Asset management, administration and commissions	16	14	14	31	28	11
All other income(a)	111	96	16	187	167	12

Noninterest revenue	274	252	9	507	479	6
Net interest income	675	616	10	1,342	1,216	10

Total net revenue	949	868	9	1,849	1,695	9

Provision for credit losses	(12)	142	NM	(5)	136	NM

Noninterest expense
Compensation expense	179	159	13	376	320	18
Noncompensation expense	302	293	3	587	569	3
Amortization of intangibles	15	17	(12)	31	34	(9)

Total noninterest expense	496	469	6	994	923	8

Income before income tax expense	465	257	81	860	636	35
Income tax expense	182	100	82	337	248	36

Net income	$283	$157	80	$523	$388	35

Financial ratios
ROE	21%	19%		19%	23%
ROA	2.01	1.21		1.89	1.52
Overhead ratio	52	54		54	54

(a)	IB-related and commercial card revenues are included in All other income.
Quarterly results
Net income was $283 million, up by $126 million, or 80%, from the prior year. The increase was driven by a lower provision for credit losses and higher revenue.
Net revenue was $949 million, up by $81 million, or 9%, from the prior year. Net interest income was $675 million, up by $59 million, or 10%, due to wider spreads on higher liability balances and increased loan balances, partially offset by narrower loan spreads. Noninterest revenue was $274 million, up by $22 million, or 9%, from the prior year due to higher other income.
Each business within Commercial Banking grew revenue over the prior year. Middle Market Banking revenue was $634 million, an increase of $43 million, or 7%, primarily due to higher treasury services and investment banking revenue. Mid-Corporate Banking and Real Estate revenues increased 16% and 14%, respectively, primarily due to increases in treasury services revenue.
Provision for credit losses was a benefit of $12 million compared with a cost of $142 million in the prior year. The provision for credit losses in the prior year was related primarily to refinements in the data used to estimate the allowance for credit losses.
Noninterest expense was $496 million, up by $27 million, or 6%, from the prior year, primarily due to higher compensation expense.

Year-to-date results
Earnings of $523 million increased by $135 million, or 35%, from the prior year due to higher revenues and lower provision, partially offset by higher expenses.
Net revenues of $1.8 billion increased 9%, or $154 million. Net interest income increased to $1.3 billion due to wider spreads on higher liability balances and increased loan balances, partially offset by narrower loan spreads. Noninterest revenue was $507 million, up $28 million, or 6%, due to higher other income.
Provision for credit losses was a net benefit of $5 million compared with a cost of $136 million in the prior year. The provision for credit losses in the prior year was primarily related to refinements in the data used to estimate the allowance for credit losses.
Noninterest expenses of $994 million increased by $71 million, or 8%, from last year, primarily related to higher compensation expense resulting from the adoption of SFAS 123R.

Selected metrics
(in millions, except ratio and	Three months ended June 30,			Six months ended June 30,
headcount data)	2006	2005	Change	2006	2005	Change

Revenue by product:
Lending	$331	$311	6%	$650	$603	8%
Treasury services	566	502	13	1,116	999	12
Investment banking	66	61	8	106	100	6
Other	(14)	(6)	(133)	(23)	(7)	(229)

Total Commercial Banking revenue	949	868	9	1,849	1,695	9

IB revenues, gross(a)	$186	$150	24	$300	$257	17

Revenue by business:
Middle Market Banking	$634	$591	7	$1,257	$1,161	8
Mid-Corporate Banking	161	139	16	298	262	14
Real Estate	114	100	14	219	198	11
Other	40	38	5	75	74	1

Total Commercial Banking revenue	949	868	9	1,849	1,695	9

Selected average balances
Total assets	$56,561	$52,073	9	$55,671	$51,607	8
Loans and leases(b)	52,413	47,792	10	51,629	47,199	9
Liability balances(c)	72,556	65,150	11	71,664	65,264	10
Equity	5,500	3,400	62	5,500	3,400	62
Average loans by business:
Middle Market Banking	$32,492	$31,092	5	$32,178	$30,670	5
Mid-Corporate Banking	8,269	6,250	32	7,925	6,026	32
Real Estate	7,515	6,724	12	7,476	6,830	9
Other	4,137	3,726	11	4,050	3,673	10

Total Commercial Banking loans	52,413	47,792	10	51,629	47,199	9

Headcount	4,320	4,442	(3)	4,320	4,442	(3)

Credit data and quality statistics:
Net charge-offs (recoveries)	$(3)	$(3)	—	$(10)	$(1)	NM
Nonperforming loans	225	434	(48)	225	434	(48)
Allowance for loan losses	1,394	1,431	(3)	1,394	1,431	(3)
Allowance for lending-related commitments	157	196	(20)	157	196	(20)
Net charge-off (recovery) rate(b)	(0.02)%	(0.03)%		(0.04)%	—%
Allowance for loan losses to average loans(b)	2.68	3.02		2.72	3.05
Allowance for loan losses to nonperforming loans	620	330		620	330
Nonperforming loans to average loans	0.43	0.91		0.44	0.92

(a)
Represents 100% of the revenue related to investment banking products for which there is a sharing agreement between Commercial Banking and the Investment Bank and for the investment banking products that are sold through Commercial Banking.

(b)
Average loans include loans held-for-sale of $334 million and $463 million for the three months ended June 30, 2006 and 2005, respectively, and $301 million and $311 million for the six months ended June 30, 2006 and 2005, respectively. These amounts are not included in the net charge-off rate or allowance coverage ratios.

(c)	Liability balances include deposits and deposits swept to on-balance sheet liabilities.

TREASURY & SECURITIES SERVICES

For a discussion of the business profile of TSS, see page 5 of this Form 10–Q. In 2006, various wholesale banking clients, and the related revenue and expense, have been transferred among CB, IB and TSS. As a result, prior period amounts have been reclassified to conform to the current year presentation. TSS firmwide disclosures have also been adjusted to reflect a refined set of TSS products and a revised split of liability balances and lending-related revenue related to the client transfers described on page 14 of this Form 10–Q.
The Firm has announced the exchange of select corporate trust businesses including trustee, paying agent, loan agency services and document management for the consumer, small business and middle market banking businesses of The Bank of New York. These corporate trust businesses, which were previously reported in TSS, have been deemed discontinued operations. The related balance sheet, income statement and assets under custody activity have been transferred to the Corporate segment during the second quarter of 2006, and all prior periods have been revised to reflect this transfer.

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2006	2005	Change	2006	2005	Change

Revenue
Lending & deposit related fees	$184	$198	(7)%	$366	$368	(1)%
Asset management, administration and commissions	683	611	12	1,333	1,175	13
All other income	178	140	27	324	258	26

Noninterest revenue	1,045	949	10	2,023	1,801	12
Net interest income	543	468	16	1,050	922	14

Total net revenue	1,588	1,417	12	3,073	2,723	13

Provision for credit losses	4	2	100	—	(1)	NM
Credit reimbursement to IB(a)	(30)	(38)	21	(60)	(76)	21

Noninterest expense
Compensation expense	537	476	13	1,086	933	16
Noncompensation expense	493	593	(17)	973	1,079	(10)
Amortization of intangibles	20	21	(5)	39	42	(7)

Total noninterest expense	1,050	1,090	(4)	2,098	2,054	2

Income before income tax expense	504	287	76	915	594	54
Income tax expense	188	99	90	337	207	63

Net income	$316	$188	68	$578	$387	49

Financial ratios
ROE	58%	49%		49%	51%
Overhead ratio	66	77		68	75
Pre-tax margin ratio(b)	32	20		30	22

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

Quarterly results
Net income was a record $316 million, up by $128 million, or 68%, from the prior year. Earnings benefited from higher revenue due to wider spreads on higher average liability balances, fee income and the absence of prior-year charges of $58 million (after-tax) related to the termination of a client contract.
Net revenue was a record $1.6 billion, up by $171 million, or 12%, from the prior year. Noninterest revenue was $1.0 billion, up by $96 million, or 10%. The improvement was due primarily to an increase in assets under custody to $11.5 trillion, which was driven by market value appreciation and new business. Also contributing to the improvement was growth in foreign exchange, securities lending and ADRs, all of which were driven by a combination of increased product usage by existing clients and new business. Net interest income was $543 million, up by $75 million, or 16%, primarily resulting from wider spreads on higher average liability balances.
Treasury Services net revenue of $702 million was flat. Worldwide Securities Services net revenue of $886 million grew by $173 million, or 24%. TSS firmwide net revenue, which includes Treasury Services net revenue recorded in other lines of business, grew to $2.2 billion, up by $241 million, or 12%. Treasury Services firmwide net revenue grew to $1.3 billion, up by $68 million, or 5%.
Noninterest expense was $1.1 billion, down by $40 million, or 4%. The decrease was due to the absence of $93 million in charges taken in the second quarter of 2005 related to the termination of a client contract, partially offset by higher compensation expense related to higher headcount supporting increased client activity and business growth.
Year-to-date results
Net income was $578 million, up by $191 million, or 49%, from the prior year. Earnings benefited from higher revenue due to wider spreads on higher average liability balances, fee income and the absence of prior year charges of $58 million (after-tax) related to the termination of a client contract.
Net revenue was $3.1 billion, up by $350 million, or 13%, from the prior year. Noninterest revenue was $2.0 billion, up by $222 million, or 12%. The improvement was due primarily to an increase in assets under custody to $11.5 trillion, which was driven by market value appreciation and new business. Also contributing to the improvement was growth in foreign exchange, securities lending and ADRs, all of which were driven by a combination of increased product usage by existing clients and new business. Net interest income was $1.1 billion, up by $128 million, or 14%, primarily resulting from wider spreads on higher average liability balances.
Treasury Services net revenue of $1.4 billion was up 4%. Worldwide Securities Services net revenue of $1.7 billion grew by $294 million, or 21%. TSS firmwide net revenue, which includes Treasury Services net revenue recorded in other lines of business, grew to $4.3 billion, up by $478 million, or 13%. Treasury Services firmwide net revenue grew to $2.6 billion, up by $184 million, or 8%.
Noninterest expense was $2.1 billion, up by $44 million, or 2%. The increase was due to higher compensation expense related to higher headcount supporting increased client activity and business growth and the impact of the adoption of SFAS 123R, partially offset by the absence of prior year charges of $93 million related to the termination of a client contract.

Selected metrics	Three months ended June 30,			Six months ended June 30,
(in millions, except headcount, ratio
data and where otherwise noted)	2006	2005	Change	2006	2005	Change

Revenue by business
Treasury Services	$702	$704	—%	$1,395	$1,339	4%
Worldwide Securities Services	886	713	24	1,678	1,384	21

Total net revenue	$1,588	$1,417	12	$3,073	$2,723	13

Business metrics
Assets under custody (in billions)	$11,536	$9,716	19	$11,536	$9,716	19
Number of:
US$ ACH transactions originated (in millions)	848	727	17	1,686	1,426	18
Total US$ clearing volume (in thousands)	26,506	24,200	10	51,688	45,905	13
International electronic funds transfer volume (in thousands)(a)	35,255	20,014	76	68,996	37,173	86
Wholesale check volume (in millions)	904	991	(9)	1,756	1,931	(9)
Wholesale cards issued (in thousands)(b)	16,271	12,075	35	16,271	12,075	35
Selected balance sheets (average)
Total assets	$31,774	$27,364	16	$30,509	$27,932	9
Loans	14,993	11,452	31	13,972	11,694	19
Liability balances(c)	194,181	154,530	26	186,201	149,643	24
Equity	2,200	1,525	44	2,372	1,525	56
Headcount(d)	24,100	21,926	10	24,100	21,926	10
TSS firmwide metrics
Treasury Services firmwide revenue(e)	$1,318	$1,250	5	$2,609	$2,425	8
Treasury & Securities Services firmwide revenue(e)	2,204	1,963	12	4,287	3,809	13
Treasury Services firmwide overhead ratio(f)	56%	57%		56%	58%
Treasury & Securities Services firmwide overhead ratio(f)	59	68		61	67
Treasury Services firmwide liability balances (average)(g)	$161,866	$138,058	17	$158,662	$135,926	17
Treasury & Securities Services firmwide liability balances (average)(g)	265,398	219,680	21	256,910	214,908	20

(a)	International electronic funds transfer includes non-US$ ACH and clearing volume.
(b)	Wholesale cards issued include domestic commercial card, stored value card, prepaid card, and government electronic benefit card products.
(c)	Liability balances include deposits and deposits swept to on-balance sheet liabilities.
(d)	Second quarter 2005 headcount has been restated to reflect the inclusion of international staff of Vastera.
TSS firmwide metrics
TSS firmwide metrics include certain TSS product revenues and liability balances reported in other lines of business for customers who are also customers of those lines of business. In order to capture the firmwide impact of Treasury Services (“TS”) and TSS products and revenues, management reviews firmwide metrics such as liability balances, revenues and overhead ratios in assessing financial performance for TSS. Firmwide metrics are necessary in order to understand the aggregate TSS business. Prior periods have been restated to reflect the impact of the client transfers described on page 14 of this Form 10–Q.
(e)
Firmwide revenue includes TS revenue recorded in the Commercial Banking (“CB”), Regional Banking and Asset & Wealth Management lines of business (see below) and excludes FX revenues recorded in the Investment Bank (“IB”) for TSS-related FX activity. TSS firmwide FX revenue, which includes FX revenue recorded in TSS and FX revenue associated with TSS customers who are FX customers of the IB, was $146 million for the quarter ended June 30, 2006, and $264 million for the six months ended June 30, 2006.

(f)
Overhead ratios have been calculated based upon firmwide revenues and TSS and TS expenses, respectively, including those allocated to certain other lines of business. FX revenues and expenses recorded in the IB for TSS-related FX activity are not included in this ratio.

(g)
Firmwide liability balances include TS liability balances recorded in certain other lines of business. Liability balances associated with TS customers who are also customers of the CB line of business are not included in TS liability balances.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2006	2005	Change	2006	2005	Change

Treasury Services revenue reported in CB	$566	$502	13%	$1,116	$999	12%
Treasury Services revenue reported in other lines of business	50	44	14	98	87	13

ASSET & WEALTH MANAGEMENT

For a discussion of the business profile of AWM, see pages 51–52 of JPMorgan Chase’s 2005 Annual Report.

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2006	2005	Change	2006	2005	Change

Revenue
Asset management, administration and commissions	$1,279	$994	29%	$2,501	$1,969	27%
All other income	93	75	24	209	179	17

Noninterest revenue	1,372	1,069	28	2,710	2,148	26
Net interest income	248	274	(9)	494	556	(11)

Total net revenue	1,620	1,343	21	3,204	2,704	18

Provision for credit losses	(7)	(20)	65	(14)	(27)	48

Noninterest expense
Compensation expense	669	509	31	1,351	1,047	29
Noncompensation expense	390	383	2	784	754	4
Amortization of intangibles	22	25	(12)	44	50	(12)

Total noninterest expense	1,081	917	18	2,179	1,851	18

Income before income tax expense	546	446	22	1,039	880	18
Income tax expense	203	163	25	383	321	19

Net income	$343	$283	21	$656	$559	17

Financial ratios
ROE	39%	47%		38%	47%
Overhead ratio	67	68		68	68
Pre-tax margin ratio(a)	34	33		32	33

(a)
Pre-tax margin represents Income before income tax expense divided by Total net revenue, which is a comprehensive measure of pre-tax performance and is another basis by which AWM management evaluates its performance and that of its competitors. Pre-tax margin is an effective measure of AWM’s earnings, after all costs are taken into consideration.

Quarterly results
Net income was a record $343 million, up by $60 million, or 21%, from the prior year. Performance was driven by increased revenue offset partially by higher compensation expense.
Net revenue was a record $1.6 billion, up by $277 million, or 21%, from the prior year. Noninterest revenue, principally fees and commissions, of $1.4 billion was up by $303 million, or 28%. This increase was due primarily to increased assets under management and higher performance and placement fees. Net interest income was $248 million, down by $26 million, or 9%, from the prior year, primarily due to narrower deposit spreads and the sale of BrownCo in the fourth quarter of 2005, partially offset by higher deposit and loan balances.
Private Bank client segment revenue grew 15% from the prior year to $469 million due to higher deposit balances, increased placement activity and management fees, partially offset by narrower deposit spreads. Institutional client segment revenue grew 43% to $449 million due to net asset inflows and higher performance fees. Retail client segment revenue grew 23% to $446 million, primarily due to net asset inflows, partially offset by the sale of BrownCo. Private Client Services client segment revenue decreased 1% to $256 million, due to narrower deposit and loan spreads, partially offset by higher deposit and loan balances.

Provision for credit losses was a $7 million benefit compared with a benefit of $20 million in the prior year. The prior year benefit in the provision for credit losses related primarily to refinements in the data used to estimate the allowance for credit losses.
Noninterest expense of $1.1 billion was up by $164 million, or 18%, from the prior year. The increase was due to higher performance-based compensation and increased salaries and benefits related to business growth and incremental expense related to SFAS 123R, partially offset by the sale of BrownCo.
Year-to-date results
Net income was $656 million, up by $97 million, or 17%, from the prior year. Performance was driven by increased revenue offset partially by higher compensation expense related to incremental expense from the adoption of SFAS 123R and higher performance-based compensation.
Net revenue was $3.2 billion, up by $500 million, or 18%, from the prior year. Noninterest revenue, principally fees and commissions, of $2.7 billion was up by $562 million, or 26%. This increase was due primarily to increased assets under management and higher performance and placement fees. Net interest income was $494 million, down by $62 million, or 11%, from the prior year, primarily due to narrower deposit spreads and the sale of BrownCo in the fourth quarter of 2005, partially offset by higher deposit and loan balances.
Private Bank client segment revenue grew 10% from the prior year to $910 million, due to higher deposit balances, increased placement activity and management fees, partially offset by narrower deposit spreads. Retail client segment revenue grew 25% to $888 million, primarily due to net asset inflows, partially offset by the sale of BrownCo. Institutional client segment revenue grew 39% to $884 million due to net asset inflows and higher performance fees. Private Client Services client segment revenue decreased 1% to $522 million due to narrower deposit and loan spreads, partially offset by higher deposit and loan balances.
Provision for credit losses was a $14 million benefit compared with a benefit of $27 million in the prior year. The prior year benefit in the provision for credit losses related primarily to refinements in the data used to estimate the allowance for credit losses.
Noninterest expense of $2.2 billion was up by $328 million, or 18%, from the prior year. The increase was due to higher performance-based compensation, and increased salaries and benefits related to business growth and incremental expense related to SFAS 123R, partially offset by the sale of BrownCo.

Selected metrics
(in millions, except headcount, ratios and ranking data, and where otherwise noted)
	Three months ended June 30,			Six months ended June 30,
	2006	2005	Change	2006	2005	Change

Revenue by client segment
Private bank	$469	$409	15%	$910	$831	10%
Institutional	449	313	43	884	635	39
Retail	446	363	23	888	709	25
Private client services	256	258	(1)	522	529	(1)

Total net revenue	$1,620	$1,343	21	$3,204	$2,704	18

Business metrics
Number of:
Client advisors(a)	1,486	1,452	2	1,486	1,452	2
Retirement planning services participants	1,361,000	1,210,000	12	1,361,000	1,210,000	12

% of customer assets in 4 & 5 Star Funds(b)	56%	50%	12	56%	50%	12
% of AUM in 1st and 2nd quartiles:(c)
1 year	71%	75%	(5)	71%	75%	(5)
3 years	75%	72%	4	75%	72%	4
5 years	81%	73%	11	81%	73%	11

Selected balance sheets data (average)
Total assets	$43,228	$42,001	3	$42,126	$40,865	3
Loans(d)	25,807	26,572	(3)	25,148	26,465	(5)
Deposits(d)(e)	51,583	40,774	27	49,834	41,405	20
Equity	3,500	2,400	46	3,500	2,400	46

Headcount	12,786	12,455	3	12,786	12,455	3

Credit data and quality statistics
Net charge-offs (recoveries)	$(4)	$(2)	(100)	$3	$(8)	NM
Nonperforming loans	76	100	(24)	76	100	(24)
Allowance for loan losses	117	195	(40)	117	195	(40)
Allowance for lending-related commitments	3	3	—	3	3	—

Net charge-off (recovery) rate	(0.06)%	(0.03)%		0.02%	(0.06)%
Allowance for loan losses to average loans	0.45	0.73		0.47	0.74
Allowance for loan losses to nonperforming loans	154	195		154	195
Nonperforming loans to average loans	0.29	0.38		0.30	0.38

(a)	Prior periods have been restated to conform with current methodologies.
(b)	Derived from Morningstar for the United States; Micropal for the United Kingdom, Luxembourg, Hong Kong and Taiwan; and Nomura for Japan.
(c)	Quartile rankings sourced from Lipper for the United States and Taiwan; Micropal for the United Kingdom, Luxembourg and Hong Kong; and Nomura for Japan.
(d)	The sale of BrownCo, which occurred on November 30, 2005, included $3.0 billion in both loans and deposits.
(e)	Reflects the transfer in 2005 of certain consumer deposits from Retail Financial Services to Asset & Wealth Management.
Assets under supervision
Assets under supervision were $1.2 trillion, up 11%, or $120 billion, from the prior year, net of a $33 billion reduction due to the sale of BrownCo. Assets under management were $898 billion, up 15%, or $115 billion, from the prior year. The increase was the result of net asset inflows driven by retail flows from third-party distribution, primarily in equity-related products, institutional flows in liquidity products and market appreciation. Custody, brokerage, administration and deposit balances were $315 billion, up by $5 billion, net of a $33 billion reduction from the sale of BrownCo.

ASSETS UNDER SUPERVISION (in billions)
As of June 30,	2006	2005

Assets by asset class
Liquidity	$247	$223
Fixed income	172	171
Equities & balanced	393	323
Alternatives	86	66

Total Assets under management	898	783
Custody/brokerage/administration/deposits	315	310

Total Assets under supervision	$1,213	$1,093

Assets by client segment
Institutional(a)	$484	$455
Private Bank	143	135
Retail(a)	219	141
Private Client Services	52	52

Total Assets under management	$898	$783

Institutional(a)	$486	$458
Private Bank	331	300
Retail(a)	295	238
Private Client Services	101	97

Total Assets under supervision	$1,213	$1,093

Assets by geographic region
U.S./Canada	$577	$527
International	321	256

Total Assets under management	$898	$783

U.S./Canada	$828	$776
International	385	317

Total Assets under supervision	$1,213	$1,093

Mutual fund assets by asset class
Liquidity	$178	$174
Fixed income	47	41
Equity	194	114

Total mutual fund assets	$419	$329

(a)
During the first quarter of 2006, assets under management of $22 billion from Retirement planning services has been reclassified from the Institutional client segment to the Retail client segment in order to be consistent with the revenue by client segment reporting.

	Three months ended June 30		Six months ended June 30
Assets under management rollforward	2006	2005	2006	2005

Beginning balance	$873	$790	$847	$791
Flows:
Liquidity	10	(5)	5	(11)
Fixed income	6	(2)	6	2
Equities, balanced and alternatives	13	8	26	9
Market/performance/other impacts(a)	(4)	(8)	14	(8)

Ending balance	$898	$783	$898	$783

Assets under supervision rollforward
Beginning balance	$1,197	$1,092	$1,149	$1,106
Net asset flows	33	—	45	6
Market/performance/other impacts(a)	(17)	1	19	(19)

Ending balance	$1,213	$1,093	$1,213	$1,093

(a)	Includes AWM’s strategic decision to exit the Institutional Fiduciary business in the second quarter of 2005 ($12 billion).

CORPORATE

For a discussion of the business profile of Corporate, see pages 53–54 of JPMorgan Chase’s 2005 Annual Report. For additional information regarding enhanced disclosures related to the Corporate segment, refer to page 14 of this Form 10–Q.
As a result of the pending transaction with The Bank of New York, certain of the corporate trust businesses have been transferred from TSS to the Corporate segment and reported in discontinued operations for all periods presented.

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions)	2006	2005	Change	2006	2005	Change

Revenue
Principal transactions	$550	$289	90%	$746	$1,032	(28)%
Securities gains (losses)	(492)	6	NM	(650)	(895)	27
All other income(a)	231	112	106	333	184	81

Noninterest revenue	289	407	(29)	429	321	34
Net interest income	(355)	(775)	54	(902)	(1,450)	38

Total net revenue	(66)	(368)	82	(473)	(1,129)	58

Provision for credit losses	—	1	NM	—	(3)	NM

Noninterest expense
Compensation expense	770	772	—	1,455	1,545	(6)
Noncompensation expense(b)	335	2,718	(88)	944	4,422	(79)
Merger costs	86	279	(69)	157	424	(63)

Subtotal	1,191	3,769	(68)	2,556	6,391	(60)
Net expenses allocated to other businesses	(1,036)	(1,137)	9	(2,069)	(2,274)	9

Total noninterest expense	155	2,632	(94)	487	4,117	(88)

Income (loss) from continuing operations before income tax expense	(221)	(3,001)	93	(960)	(5,243)	82
Income tax expense (benefit)	(181)	(1,177)	85	(500)	(2,081)	76

Income (loss) from continuing operations	(40)	(1,824)	98	(460)	(3,162)	85

Income from discontinued operations (after–tax)	56	57	(2)	110	115	(4)

Net income (loss)	$16	$(1,767)	NM	$(350)	$(3,047)	89

(a)	Includes a gain of $103 million in the second quarter of 2006 related to the sale of MasterCard shares in its initial public offering.

(b)
Includes litigation reserve charges of $1,872 million in the second quarter of 2005 and $2,772 million in the first six months of 2005 related to the settlement of the Enron and WorldCom class action litigations and for certain other material legal proceedings. In the second quarter and the first six months of 2006, insurance recoveries related to certain material litigation of $260 million and $358 million, respectively, were recorded.

Quarterly results
Net income was $16 million compared with a net loss of $1.8 billion in the prior year. In comparison to the prior year, Private Equity earnings were $293 million, up from $122 million; Treasury net loss was $347 million compared with a net loss of $324 million; and the net gain in Other Corporate (including Merger costs) was $14 million compared with a net loss of $1.6 billion.
Net revenue was negative $66 million compared with negative $368 million in the prior year. Net interest income was negative $355 million compared with negative $775 million in the prior year. Treasury was the primary driver of the improvement, with net interest income of negative $104 million compared with negative $473 million, benefiting primarily from an improvement in Treasury’s net interest spread and an increase in available–for–sale securities. Noninterest revenue was $289 million compared with $407 million, reflecting $492 million of securities losses in Treasury compared with gains of $6 million; higher Private Equity gains of $549 million compared with gains of $300 million; and a gain in the current quarter of $103 million related to the sale of MasterCard shares in its initial public offering.
Noninterest expense was $155 million, down by $2.5 billion from $2.6 billion in the prior year. Insurance recoveries relating to certain material litigation were $260 million in the current period, while the prior year results included a material litigation charge of $1.9 billion. Merger costs of $86 million were incurred in the current quarter and $279 million in the prior year. Excluding all of these items, noninterest expenses would have been down by $152 million compared with the prior year, reflecting merger–related savings and other operating efficiencies.

Year–to–date results
Net loss was $350 million compared with a net loss of $3.0 billion in the prior year. In comparison with the prior year, Private Equity earnings were $396 million, down from $559 million; Treasury net loss was $619 million compared with a net loss of $1.2 billion; and the net loss in Other Corporate (including Merger costs) was $237 million compared with a net loss of $2.6 billion.
Net revenue was negative $473 million compared with negative $1.1 billion in the prior year. Net interest income was negative $902 million compared with negative $1.5 billion in the prior year. Treasury was the primary driver of the improvement, with net interest income of negative $385 million compared with negative $884 million, benefiting primarily from an improvement in Treasury’s net interest spread and an increase in available–for–sale securities. Noninterest revenue was $429 million compared with $321 million, reflecting $650 million of securities losses in Treasury compared with losses of $896 million; lower Private Equity gains of $786 million compared with gains of $1.1 billion; and a gain in the current quarter of $103 million related to the sale of MasterCard shares in its initial public offering.
Noninterest expense was $487 million, down by $3.6 billion from $4.1 billion in the prior year. Insurance recoveries relating to certain material litigation were $358 million in the current year, while the prior–year results included a material litigation charge of $2.8 billion. Merger costs were $157 million compared with $424 million in the prior year. Excluding all of these items, noninterest expenses would have been down by $233 million compared with the prior year, reflecting merger–related savings and other operating efficiencies.

Selected metrics	Three months ended June 30,			Six months ended June 30,
(in millions)	2006	2005	Change	2006	2005	Change

Total net revenue
Private equity	$500	$255	96%	$704	$999	(30)%
Treasury	(562)	(459)	(22)	(1,028)	(1,805)	43
Corporate other(a)	(4)	(164)	98	(149)	(323)	54

Total net revenue	$(66)	$(368)	82	$(473)	$(1,129)	58

Net income (loss)
Private equity	$293	$122	140	$396	$559	(29)
Treasury	(347)	(324)	(7)	(619)	(1,153)	46
Corporate other(b)	67	(1,449)	NM	(140)	(2,305)	94
Merger costs	(53)	(173)	69	(97)	(263)	63

Income (loss) from continuing operations	(40)	(1,824)	98	(460)	(3,162)	85
Income from discontinued operations (after–tax)	56	57	(2)	110	115	(4)

Total net income (loss)	$16	$(1,767)	NM	$(350)	$(3,047)	89

(a)	See Footnote (a) on page 40.

(b)	See Footnotes (a) and (b) on page 40.

Selected income statement
and balance sheet data	Three months ended June 30,			Six months ended June 30,
(in millions)	2006	2005	Change	2006	2005	Change

Treasury
Securities gains (losses)(a)	$(492)	$6	NM	$(650)	$(896)	27%
Investment portfolio (average)	63,714	43,652	46%	51,917	54,588	(5)
Investment portfolio (ending)	61,990	34,319	81	61,990	34,319	81

Private equity
Private equity gains (losses)
Realized gains	$568	$555	2	$775	$1,188	(35)
Write–ups / (write–downs)	(74)	(133)	44	(64)	73	NM
Mark–to–market gains (losses)	49	(153)	NM	53	(242)	NM

Total direct investments	543	269	102	764	1,019	(25)
Third–party fund investments	6	31	(81)	22	70	(69)

Total private equity gains(b)	$549	$300	83	$786	$1,089	(28)

Private equity portfolio information
Direct investments	June 30, 2006	December 31, 2005	Change

Publicly–held securities
Carrying value	$589	$479	23%
Cost	446	403	11
Quoted public value	808	683	18

Privately–held direct securities
Carrying value	4,321	5,028	(14)
Cost	5,647	6,463	(13)

Third–party fund investments
Carrying value	642	669	(4)
Cost	963	1,003	(4)

Total private equity portfolio – Carrying value	$5,552	$6,176	(10)
Total private equity portfolio – Cost	$7,056	$7,869	(10)

(a)	Losses reflect repositioning of the Treasury investment securities portfolio. Excludes gains/losses on securities used to manage risk associated with MSRs.

(b)	Included in Principal transactions.
The carrying value of the private equity portfolio at June 30, 2006, was $5.6 billion, down $624 million from December 31, 2005. The portfolio decline was primarily due to sales activity. The portfolio represented 8.3% of the Firm’s stockholders’ equity less goodwill at June 30, 2006, down from 9.7% at December 31, 2005.

BALANCE SHEET ANALYSIS

Selected balance sheet data (in millions)	June 30, 2006	December 31, 2005

Assets
Cash and due from banks	$38,390	$36,670
Deposits with banks	14,437	21,661
Federal funds sold and securities purchased under resale agreements	157,438	133,981
Securities borrowed	87,377	74,604
Trading assets:
Debt and equity instruments	295,604	248,590
Derivative receivables	54,075	49,787
Securities:
Available–for–sale(a)	77,955	47,523
Held–to–maturity	67	77
Interests in purchased receivables(a)	—	29,740
Loans, net of Allowance for loan losses(a)	448,028	412,058
Other receivables	32,024	27,643
Goodwill	43,498	43,621
Other intangible assets	15,616	14,559
All other assets	62,259	58,428
Assets of discontinued operations held–for–sale(b)	1,233	—

Total assets	$1,328,001	$1,198,942

Liabilities Deposits	$593,716	$554,991
Federal funds purchased and securities sold under repurchase agreements	175,055	125,925
Commercial paper and other borrowed funds	29,475	24,342
Trading liabilities:
Debt and equity instruments	105,445	94,157
Derivative payables	52,630	51,773
Long–term debt and capital debt securities	136,107	119,886
Beneficial interests issued by consolidated VIEs	15,432	42,197
All other liabilities	82,569	78,460
Liabilities of discontinued operations held–for–sale(b)	26,888	—

Total liabilities	1,217,317	1,091,731
Stockholders’ equity	110,684	107,211

Total liabilities and stockholders’ equity	$1,328,001	$1,198,942

(a)
As a result of restructuring certain multi–seller conduits the Firm administers, JPMorgan Chase deconsolidated $29 billion of Interests in purchased receivables, $3 billion of Loans and $1 billion of Securities, and recorded $33 billion of lending–related commitments as of June 30, 2006.

(b)
The Firm has announced the exchange of certain portions of the corporate trust business for the consumer, small–business and middle–market banking businesses of The Bank of New York. The corporate trust businesses to be transferred includes trustee, paying agent, loan agency services and document management. As a result of this pending transaction, assets and liabilities of this business are being reported as discontinued operations for the period ended June 30, 2006.

Balance sheet overview
At June 30, 2006, the Firm’s total assets were $1.3 trillion, an increase of $129.1 billion, or 11%, from December 31, 2005. Growth was primarily in Trading assets – debt and equity instruments, Loans, AFS securities, Federal funds sold and securities purchased under resale agreements and Securities borrowed, partly offset by a decline in Interests in purchased receivables due to the deconsolidation of certain multi–seller conduits in the second quarter of 2006.
At June 30, 2006, the Firm’s total liabilities were $1.2 trillion, an increase of $125.6 billion, or 12%, from December 31, 2005. Growth was primarily in Federal funds purchased and securities sold under repurchase agreements, Deposits, Long–term debt and capital debt securities and Trading liabilities – debt and equity instruments, partly offset by a decline in Beneficial interests issued by consolidated VIEs as a result of the aforementioned deconsolidation.

Federal funds sold and securities purchased under resale agreements and Securities borrowed, as well as Federal funds purchased and securities sold under repurchase agreements
The Firm utilizes Federal funds sold and securities purchased under resale agreements and Securities borrowed, and Federal funds purchased and securities sold under repurchase agreements as part of its liquidity management framework, in order to manage the Firm’s cash positions and risk–based capital requirements, as well as to maximize liquidity access and minimize funding costs. During the first half of 2006, the growth in liabilities outpaced growth on the asset side of the balance sheet resulting in an increase in short–term investments, specifically securities purchased under resale agreements and securities borrowed. Securities sold under repurchase agreements increased primarily due to a higher level of funding requirements associated with the AFS inventory. For additional information on the Firm’s Liquidity risk management, see pages 50–51 of this Form 10–Q.
Trading assets and liabilities – debt and equity instruments
The Firm’s debt and equity trading instruments consist primarily of fixed income securities (including government and corporate debt) and equity and convertible cash instruments used for both market–making and proprietary risk–taking activities. The increase over December 31, 2005, was due primarily to growth in client–driven market–making activities across interest rate, credit and equity markets, as well as to an increase in proprietary trading activities. For additional information, refer to Note 4 on page 74 of this Form 10–Q.
Trading assets and liabilities – derivative receivables and payables
The Firm uses various interest rate, foreign exchange, equity, credit and commodity derivatives for market–making, proprietary risk–taking and risk–management purposes. The increase from December 31, 2005, was due primarily to increased interest rate, equity and commodity trading activity and rising commodity and foreign exchange prices. For additional information, refer to Credit risk management and Note 4 on pages 51–62 and 74, respectively, of this Form 10–Q.
Securities
The AFS portfolio increased by $30.4 billion from 2005 year end, primarily due to net purchases in the Treasury investment securities portfolio. For additional information related to securities, refer to the Corporate segment discussion and to Note 9 on pages 40–42 and 79–80, respectively, of this Form 10–Q.
Loans
The $36.0 billion increase in loans was due primarily to an increase of $28.1 billion in the wholesale portfolio, mainly in the IB, reflecting an increase in capital markets activity, including leveraged financings and syndications, and higher balances of loans held–for–sale. The $7.9 billion increase in consumer loans was largely due to an increase of $5.3 billion in education loans as well as higher home equity loans, partially offset by a decline in auto loans and leases. The increase in education loans was the result of the purchase of Collegiate Funding Services in the first quarter of 2006. For a more detailed discussion of the loan portfolio and the Allowance for loan losses, refer to Credit risk management on pages 51–62 of this Form 10–Q.
Goodwill
The $123 million decrease in Goodwill primarily resulted from the transfer of $402 million of goodwill to Assets of discontinued operations held–for–sale related to the corporate trust business as a result of the pending transaction with The Bank of New York, and from purchase accounting adjustments related to the November 2005 acquisition of the Sears Canada credit card business. These decreases were partially offset by goodwill related to the acquisition of Collegiate Funding Services. For additional information, see Notes 3 and 15 on pages 73 and 87–89 of this Form 10–Q.
Other intangible assets
The $1.1 billion increase in Other intangible assets primarily reflects higher MSRs due to growth in the servicing portfolio, higher fair value due to the implementation of SFAS 156 and an overall increase in the MSR valuation from improved market conditions; and, to a lesser extent, purchase accounting adjustments related to the Sears Canada credit card business. Partially offsetting the increase were declines from amortization and the transfer of $443 million of the corporate trust business’ other intangibles to Assets of discontinued operations held–for–sale as a result of the pending transaction with The Bank of New York. For additional information, see Notes 3 and 15 on pages 73 and 87–89 of this Form 10–Q.
Assets of discontinued operations held–for–sale and Liabilities of discontinued operations held–for–sale
The increase from December 31, 2005, reflects the agreement to acquire The Bank of New York’s consumer, small–business and middle–market banking businesses in exchange for certain portions of the Firm’s corporate trust business. Assets of discontinued operations primarily include goodwill, other intangibles and other assets. Liabilities of discontinued operations primarily include deposits and other liabilities. For more information, refer to the TSS segment discussion on pages 33–36 and Note 3 on page 73 of this Form 10–Q.

Deposits
Deposits increased by 7% from December 31, 2005. Growth in retail deposits reflected new account acquisitions and the ongoing expansion of the retail branch distribution network. Wholesale deposits were higher driven by growth in business volumes. Partially offsetting the growth in deposits was the transfer of $26.5 billion of deposits to Liabilities of discontinued operations held–for–sale related to the pending transaction with The Bank of New York. For more information on deposits, refer to the RFS segment discussion and the Liquidity risk management discussion on pages 19–26 and 50–51, respectively, of this Form 10–Q. For more information on liability balances, refer to the CB and TSS segment discussions on pages 31–33 and 33–36, respectively, of this Form 10–Q.
Long–term debt and capital debt securities
Long–term debt and capital debt securities increased by $16.2 billion, or 14%, from December 31, 2005, primarily due to net new issuances of long–term debt offset partially by a redemption of capital debt securities. Consistent with its liquidity management policy, the Firm has raised funds at the parent holding company sufficient to cover its obligations and those of its nonbank subsidiaries that mature over the next 12 months. For additional information on the Firm’s long–term debt activity, see the Liquidity risk management discussion on pages 50–51 of this Form 10–Q.
Beneficial interests issued by consolidated VIEs
As a result of restructuring certain multi–seller conduits that the Firm administers, JPMorgan Chase deconsolidated $33 billion of assets and liabilities, which reduced Beneficial interests issued by consolidated VIEs. For additional information related to multi–seller conduits, refer to Off–balance sheet arrangements and contractual cash obligations on pages 48–49 and Note 14 on pages 85–86 of this Form 10–Q.
Stockholders’ equity
Total stockholders’ equity increased by $3.5 billion from year–end 2005 to $110.7 billion at June 30, 2006. The increase was the result of net income for the first six months of 2006, common stock issued under employee plans and the effect of changes in accounting principles. This increase was offset partially by payment of cash dividends, stock repurchases, the redemption of $139 million of preferred stock and net unrealized losses in Accumulated other comprehensive income. For a further discussion of capital, see the Capital management section that follows.

CAPITAL MANAGEMENT

The following discussion of JPMorgan Chase’s Capital Management highlights developments since December 31, 2005, and should be read in conjunction with pages 56–58 of JPMorgan Chase’s 2005 Annual Report.
The Firm’s capital management framework is intended to ensure that there is capital sufficient to support the underlying risks of the Firm’s business activities, as measured by economic risk capital, and to maintain “well–capitalized” status under regulatory requirements. In addition, the Firm holds capital above these requirements in amounts deemed appropriate to achieve management’s regulatory and debt–rating objectives. The process of assigning equity to the lines of business is integrated into the Firm’s capital framework.
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
Effective January 1, 2006, the Firm refined its methodology for allocating capital to the lines of business. As a result of this refinement, Retail Financial Services, Card Services, Commercial Banking, Treasury & Securities Services and Asset & Wealth Management had higher amounts of capital allocated to them, commencing in the first quarter of 2006. The revised methodology considers for each line of business, among other things, goodwill associated with such line of business’ acquisitions since the Merger. In management’s view, the revised methodology assigns responsibility to the lines of business to generate returns on the amount of capital supporting acquisition–related goodwill. As part of this refinement in the capital allocation methodology, the Firm assigned to the Corporate segment an amount of equity capital equal to the then–current book value of goodwill from and prior to the Merger. As prior periods have not been revised to reflect the new capital allocations, capital allocated to the respective lines of business for 2006 is not comparable to prior periods and certain business metrics, such as ROE, are not comparable to the current presentation. The Firm may revise its equity capital allocation methodology again in the future.
In accordance with SFAS 142, the lines of business will continue to perform the required goodwill impairment testing. For a further discussion of goodwill and impairment testing, see Critical accounting estimates and Note 15 on pages 81–83 and 114–116, respectively, of JPMorgan Chase’s 2005 Annual Report.

(in billions)	Quarterly Averages
Line of business equity	2Q06	2Q05

Investment Bank	$21.0	$20.0
Retail Financial Services	14.3	13.3
Card Services	14.1	11.8
Commercial Banking	5.5	3.4
Treasury & Securities Services	2.2	1.5
Asset & Wealth Management	3.5	2.4
Corporate	48.4	52.9

Total common stockholders’ equity	$109.0	$105.3

Economic risk capital
JPMorgan Chase assesses its capital adequacy relative to the risks underlying the Firm’s business activities, utilizing internal risk–assessment methodologies. The Firm assigns economic capital based primarily upon four risk factors: credit risk, market risk and operational risk for each business; in addition, the Firm assigns capital based on private equity risk to the Corporate segment in connection with the segment’s private equity business.

(in billions)	Quarterly Averages
Economic risk capital	2Q06	2Q05

Credit risk	$21.2	$23.2
Market risk	10.2	9.6
Operational risk	5.8	5.6
Private equity risk	3.2	3.9

Economic risk capital	40.4	42.3
Goodwill	43.9	43.5
Other(a)	24.7	19.5

Total common stockholders’ equity	$109.0	$105.3

(a)	Additional capital required to meet internal regulatory and debt rating objectives.
Regulatory capital
The Firm’s federal banking regulator, the Federal Reserve Board (“FRB”), establishes capital requirements, including well–capitalized standards for the consolidated financial holding company. The Office of the Comptroller of the Currency (“OCC”) establishes similar capital requirements and standards for the Firm’s national banks, including JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A.
In the first quarter of 2006, the federal banking regulatory agencies issued a final rule that makes permanent an interim rule issued in 2000 that provides regulatory capital relief for certain cash–collateralized securities borrowed transactions. The final rule, which became effective February 22, 2006, also broadens the types of transactions qualifying for regulatory capital relief under the interim rule. Adoption of the rule did not have a material effect on the Firm’s capital ratios.
On March 1, 2005, the FRB issued a final rule, which became effective April 11, 2005, that continues the inclusion of trust preferred securities in Tier 1 capital, subject to stricter quantitative limits and revised qualitative standards, and broadens the definition of restricted core capital elements. The rule provides for a five–year transition period. As an internationally active bank holding company, JPMorgan Chase is subject to the rule’s limitation on restricted core capital elements, including trust preferred securities, to 15% of total core capital elements, net of goodwill less any associated deferred tax liability. At June 30, 2006, JPMorgan Chase’s restricted core capital elements were 14.5% of total core capital elements. JPMorgan Chase expects to be in compliance with the 15% limit by the March 31, 2009, implementation date.

The following table presents the risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries at June 30, 2006, and December 31, 2005:

	Tier 1	Total	Risk-weighted	Adjusted average	Tier 1	Total	Tier 1
(in millions, except ratios)	capital	capital	assets(c)	assets(d)	capital ratio	capital ratio	leverage ratio

June 30, 2006
JPMorgan Chase & Co.(a)	$74,983	$106,283	$884,228	$1,282,233	8.5%	12.0%	5.8%
JPMorgan Chase Bank, N.A.	64,055	88,238	783,939	1,123,564	8.2	11.3	5.7
Chase Bank USA, N.A.	9,767	11,909	66,392	59,076	14.7	17.9	16.5

JPMorgan Chase & Co.(a)	$72,474	$102,437	$850,643	$1,152,546	8.5%	12.0%	6.3%
JPMorgan Chase Bank, N.A.	61,050	84,227	750,397	995,095	8.1	11.2	6.1
Chase Bank USA, N.A.	8,608	10,941	72,229	59,882	11.9	15.2	14.4

Well-capitalized ratios(b)					6.0%	10.0%	5.0	%(e)
Minimum capital ratios(b)					4.0	8.0	3.0	(f)

(a)
Asset and capital amounts for JPMorgan Chase’s banking subsidiaries reflect intercompany transactions, whereas the respective amounts for JPMorgan Chase reflect the elimination of intercompany transactions.

(b)	As defined by the regulations issued by the FRB, OCC and FDIC.

(c)
Includes off–balance sheet risk-weighted assets in the amounts of $291.5 billion, $278.2 billion and $9.8 billion, respectively, at June 30, 2006, and $279.2 billion, $260.0 billion and $15.5 billion, respectively, at December 31, 2005.

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
Tier 1 capital was $75.0 billion at June 30, 2006, compared with $72.5 billion at December 31, 2005, an increase of $2.5 billion. The increase was due primarily to net income of $6.6 billion and net issuances of common stock under employee plans of $1.9 billion. Offsetting these increases were changes in equity net of other comprehensive income due to dividends declared of $2.4 billion, common share repurchases of $2.0 billion and the redemption of preferred stock of $139 million, as well as the redemption of qualifying trust preferred securities, a reduction in qualifying minority interests and an increase in the deduction for goodwill and other nonqualifying intangibles. Additional information regarding the Firm’s capital ratios and the federal regulatory capital standards to which it is subject is presented in Note 24 on pages 121–122 of JPMorgan Chase’s 2005 Annual Report.
Dividends
The Firm’s common stock dividend policy reflects JPMorgan Chase’s earnings outlook, desired payout ratios, need to maintain an adequate capital level and alternative investment opportunities. In the second quarter of 2006, JPMorgan Chase declared a quarterly cash dividend on its common stock of $0.34 per share, payable July 31, 2006, to stockholders of record at the close of business on July 6, 2006. The Firm continues to target a dividend payout ratio of approximately 30-40% of net income over time.
Stock repurchases
On March 21, 2006, the Board of Directors approved a stock repurchase program which authorizes the repurchase of up to $8 billion of the Firm’s common shares. The amount authorized includes shares to be repurchased to offset issuances under the Firm’s employee stock-based plans. The actual amount of shares repurchased will be subject to various factors, including market conditions; legal considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account goodwill and intangibles); internal capital generation; and alternative potential investment opportunities. The repurchase program does not include specific price targets or timetables; may be executed through open market purchases or privately negotiated transactions, or utilizing Rule 10b5-1 programs; and may be suspended at any time.
For the three and six months ended June 30, 2006, under the respective stock repurchase programs then in effect, the Firm repurchased a total of 17.7 million shares and 49.5 million shares for $745.5 million and $2.0 billion at an average price per share of $42.24 and $41.14, respectively. Of the $2.0 billion of shares repurchased in the first half of 2006, $1.1 billion was repurchased during the first quarter under the original $6 billion stock repurchase program, and $888 million was repurchased in the first and second quarters under the new $8 billion stock repurchase program. For the three and six months ended June 30, 2005, under the original $6 billion stock repurchase program then in effect, the Firm repurchased 16.8 million shares and 52.8 million shares for $593.7 million and $1.9 billion at an average price per share of $35.32 and $36.17, respectively. As of June 30, 2006, $7.1 billion of authorized repurchase capacity remained under the new stock repurchase program.
For additional information regarding repurchases of the Firm’s equity securities, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, on pages 105–106 of this Form 10–Q.

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
JPMorgan Chase is involved with SPEs in three broad categories: loan securitizations, multi-seller conduits and client intermediation. Capital is held, as deemed appropriate, against all SPE-related transactions and related exposures, such as derivative transactions and lending-related commitments. For a further discussion of SPEs and the Firm’s accounting for these types of exposures, see Note 1 on page 91, Note 13 on pages 108–111 and Note 14 on pages 111–113 of JPMorgan Chase’s 2005 Annual Report.
For certain liquidity commitments to SPEs, the Firm could be required to provide funding if the credit rating of JPMorgan Chase Bank, N.A. were downgraded below specific levels, primarily P-1, A-1 and F1 for Moody’s, Standard & Poor’s and Fitch, respectively. The amount of these liquidity commitments was $71.6 billion and $71.3 billion at June 30, 2006, and December 31, 2005, respectively. Alternatively, if JPMorgan Chase Bank were downgraded, the Firm could be replaced by another liquidity provider in lieu of providing funding under the liquidity commitment, or, in certain circumstances, could facilitate the sale or refinancing of the assets in the SPE in order to provide liquidity.
Of its $71.6 billion in liquidity commitments to SPEs at June 30, 2006, $71.5 billion was included in the Firm’s other unfunded commitments to extend credit and asset purchase agreements, included in the table on the following page. Of the $71.3 billion of liquidity commitments to SPEs at December 31, 2005, $38.9 billion was included in the Firm’s other unfunded commitments to extend credit and asset purchase agreements. As a result of the Firm’s consolidation of multi-seller conduits in accordance with FIN 46R, $0.1 billion of these commitments are excluded from the table at June 30, 2006, compared with $32.4 billion at December 31, 2005, as the underlying assets of the SPEs have been included on the Firm’s Consolidated balance sheets. The decrease from year-end is due to the deconsolidation during the 2006 second quarter of several multi-seller conduits administered by the Firm. For further information, refer to Note 14 on pages 85-86 of this Form 10-Q.
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
Revenue from VIEs and QSPEs

	Three months ended June 30,			Six months ended June 30,
(in millions)	VIEs	QSPEs	Total	VIEs	QSPEs	Total

2006	$53	$785	$838	$107	$1,578	$1,685
2005(a)	53	713	766	110	1,456	1,566

(a)	Prior period results have been restated to reflect current methodology.
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

The following table presents off–balance sheet lending-related financial instruments and guarantees for the periods indicated:

	June 30, 2006					Dec. 31, 2005
By remaining maturity		1-<3	3-5
(in millions)	< 1 year	years	years	> 5 years	Total	Total

Lending-related
Consumer(a)	$647,224	$3,725	$3,706	$55,959	$710,614	$655,596
Wholesale:
Other unfunded commitments to extend credit(b)(c)	83,273	49,327	60,235	17,144	209,979	208,469
Asset purchase agreements(d)	22,702	33,801	5,896	1,600	63,999	31,095
Standby letters of credit and guarantees(c)(e)	28,450	18,656	36,250	5,127	88,483	77,199
Other letters of credit(c)	3,675	444	319	15	4,453	4,346

Total wholesale	138,100	102,228	102,700	23,886	366,914	321,109

Total lending-related	$785,324	$105,953	$106,406	$79,845	$1,077,528	$976,705

Other guarantees
Securities lending guarantees(f)	$297,862	$—	$—	$—	$297,862	$244,316
Derivatives qualifying as guarantees(g)	28,331	13,351	3,445	19,273	64,400	61,759

(a)
Includes Credit card lending-related commitments of $627 billion at June 30, 2006, and $579 billion at December 31, 2005, which represent the total available credit to the Firm’s cardholders. The Firm has not experienced, and does not anticipate, that all of its cardholders will utilize their entire available lines of credit at the same time. The Firm can reduce or cancel a credit card commitment by providing the cardholder prior notice or, in some cases, without notice as permitted by law.

(b)
Includes unused advised lines of credit totaling $31.6 billion at June 30, 2006, and $28.3 billion at December 31, 2005, which are not legally binding. In regulatory filings with the FRB, unused advised lines are not reportable.

(c)	Represents contractual amount net of risk participations totaling $37.4 billion at June 30, 2006, and $29.3 billion at December 31, 2005.

(d)
The maturity is based upon the weighted average life of the underlying assets in the SPE, primarily multi-seller asset-backed commercial paper conduits. Certain of the Firm’s administered multi-seller conduits were deconsolidated. As of June 30, 2006, the deconsolidated assets were approximately $33 billion.

(e)	Includes unused commitments to issue standby letters of credit of $43.5 billion at June 30, 2006, and $37.5 billion at December 31, 2005.

(f)	Collateral held by the Firm in support of securities lending indemnification agreements was $296 billion at June 30, 2006, and $245 billion at December 31, 2005.

(g)	Represents notional amounts of derivative guarantees. For a further discussion of guarantees, see Note 27 on pages 124–125 of JPMorgan Chase’s 2005 Annual Report.

RISK MANAGEMENT

Risk is an inherent part of JPMorgan Chase’s business activities. The Firm’s risk management framework and governance structure is intended to provide comprehensive controls and ongoing management of the major risks inherent in its business activities. In addition, this framework recognizes the diversity among the Firm’s core businesses, which helps reduce the impact of volatility in any particular area on the Firm’s operating results as a whole. There are eight major risk types identified in the business activities of the Firm: liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and reputational risk, fiduciary risk and private equity risk.
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
As of June 30, 2006, the Firm’s liquidity position remained strong based upon its liquidity metrics. JPMorgan Chase’s long-dated funding, including core deposits, exceeds illiquid assets, and the Firm believes its obligations can be met even if access to funding is impaired.
The diversity of the Firm’s funding sources enhances financial flexibility and limits dependence on any one source, thereby minimizing the cost of funds. The deposits held by the RFS, CB and TSS lines of business are a stable and consistent source of funding for JPMorgan Chase Bank. As of June 30, 2006, total deposits for the Firm were $594 billion, which represented 64% of the Firm’s funding liabilities. A significant portion of the Firm’s retail deposits are “core” deposits, which are less sensitive to interest rate changes and therefore are considered more stable than market-based deposits. Core deposits include all U.S. deposits insured by the FDIC, up to the legal limit of $100,000 per depositor. Throughout the first half of 2006, core bank deposits remained at approximately the same level as at the 2005 year-end. In addition to core retail deposits, the Firm benefits from substantial, geographically diverse corporate liability balances originated by TSS and CB through the normal course of business. These franchise-generated core liability balances are also a stable and consistent source of funding due to the nature of the businesses from which they are generated. For a further discussion of deposit and liability balance trends, see Business Segment Results and Balance Sheet Analysis on pages 14–15 and 43–45, respectively, of this Form 10–Q.
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
Finally, funding flexibility is provided by the Firm’s ability to access the repo and asset securitization markets. These markets are evaluated on an ongoing basis to achieve an appropriate balance of secured and unsecured funding. The ability to securitize loans, and the associated gains on those securitizations, are principally dependent upon the credit quality and yields of the assets securitized and are generally not dependent upon the credit ratings of the issuing entity. Transactions between the Firm and its securitization structures are reflected in JPMorgan Chase’s consolidated financial statements; these relationships include retained interests in securitization trusts, liquidity facilities and derivative transactions. For further details, see Off–balance sheet arrangements and contractual cash obligations and Notes 13 and 20 on pages 48–49, 82–85 and 91–92, respectively, of this Form 10–Q.

Issuance
Corporate credit spreads widened in the second quarter retracing much of the spread tightening experienced in the first quarter. JPMorgan Chase’s spreads relative to U.S. treasuries widened slightly more than the Firm’s peers in the second quarter.
During the second quarter of 2006, JPMorgan Chase issued approximately $19.8 billion of long-term debt and capital debt securities. These issuances were offset partially by $7.4 billion of long-term debt and capital debt securities that matured or were redeemed. In addition, during the second quarter of 2006, the Firm securitized approximately $3.9 billion of residential mortgage loans and approximately $1.2 billion of credit card loans, resulting in pre-tax gains (losses) on securitizations of $(1) million and $8 million, respectively. Also, during the second quarter of 2006 and the first half of 2006, the Firm securitized $1.2 billion of automobile loans resulting in a small gain. During the first half of 2006, JPMorgan Chase issued approximately $32.2 billion of long-term debt and capital debt securities. These issuances were offset partially by $16.7 billion of long-term debt and capital debt securities that matured or were redeemed. In addition, during the first half of 2006, the Firm securitized approximately $7.1 billion of residential mortgage loans and $5.7 billion of credit card loans, resulting in pre-tax gains on securitizations of $1 million and $38 million, respectively. For a further discussion of loan securitizations, see Note 13 on pages 82–85 of this Form 10–Q.
Credit ratings
The credit ratings of JPMorgan Chase’s parent holding company and each of its significant banking subsidiaries were, as of June 30, 2006, as follows:

	Short-term debt					Senior long-term debt
	Moody's	S&P		Fitch		Moody's	S&P		Fitch

JPMorgan Chase & Co.	P-1	A-1		F1		Aa3	A	+	A+
JPMorgan Chase Bank, National Association	P-1	A-1	+	F1	+	Aa2	AA	-	A+
Chase Bank USA, National Association	P-1	A-1	+	F1	+	Aa2	AA	-	A+

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
If the Firm’s ratings were downgraded by one notch, the Firm estimates the incremental cost of funds and the potential loss of funding to be negligible. Additionally, the Firm estimates the additional funding requirements for VIEs and other third-party commitments would not be material. In the current environment, the Firm believes a downgrade is unlikely. For additional information on the impact of a credit ratings downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements, see Special-purpose entities on page 48 and Ratings profile of derivative receivables mark-to-market (“MTM”) on page 56, of this Form 10–Q.

CREDIT RISK MANAGEMENT

The following discussion of JPMorgan Chase’s credit portfolio as of June 30, 2006, highlights developments since December 31, 2005, and should be read in conjunction with pages 63–74 and page 81, and Notes 11, 12, 27, and 28 of JPMorgan Chase’s 2005 Annual Report.
The Firm assesses its consumer credit exposure on a managed basis, which includes credit card receivables that have been securitized. For a reconciliation of the Provision for credit losses on a reported basis to managed basis, see pages 11–14 of this Form 10–Q.

CREDIT PORTFOLIO

The following table presents JPMorgan Chase’s credit portfolio as of June 30, 2006, and December 31, 2005. Total credit exposure at June 30, 2006, increased by $107 billion from December 31, 2005, reflecting an increase of $48 billion and $59 billion in the wholesale and consumer credit portfolios, respectively, as described in the following pages. In the table below, reported loans include all HFS loans, which are carried at the lower of cost or fair value with changes in value recorded in Other income. However, these HFS loans are excluded from the average loan balances used for the net charge-off rate calculations.

	Credit exposure		Nonperforming assets(i)

(in millions, except ratios)	June 30, 2006	Dec. 31, 2005	June 30, 2006		Dec. 31, 2005

Total credit portfolio
Loans – reported(a)	$455,104	$419,148	$2,161	(j)	$2,343	(j)
Loans – securitized(b)	66,349	70,527	—		—

Total managed loans(c)	521,453	489,675	2,161		2,343
Derivative receivables(d)	54,075	49,787	36		50
Interests in purchased receivables(e)	—	29,740	—		—

Total managed credit-related assets	575,528	569,202	2,197		2,393
Lending-related commitments(f)	1,077,528	976,705	NA		NA
Assets acquired in loan satisfactions	NA	NA	187		197

Total credit portfolio	$1,653,056	$1,545,907	$2,384		$2,590

Credit derivative hedges notional(g)	$(38,722)	$(29,882)	$(18)		$(17)
Collateral held against derivatives	(5,880)	(6,000)	NA		NA
Held-for-sale
Total average HFS loans	33,157	32,086	NA		NA
Nonperforming – purchased(h)	302	341	NA		NA

	Three months ended June 30,				Six months ended June 30,

			Average annual				Average annual
	Net charge-offs		net charge-off rate(l)		Net charge-offs		net charge-off rate(l)

(in millions, except ratios)	2006	2005	2006	2005	2006	2005	2006	2005

Total credit portfolio(k)
Loans – reported	$654	$773	0.64%	0.82%	$1,322	$1,589	0.66%	0.85%
Loans – securitized(b)	561	930	3.26	5.48	1,010	1,847	2.94	5.42

Total managed loans	$1,215	$1,703	1.02%	1.53%	$2,332	$3,436	1.00%	1.56%

(a)	Loans are presented net of unearned income of $2.6 billion and $3.0 billion at June 30, 2006, and December 31, 2005, respectively.

(b)	Represents securitized credit card receivables. For a further discussion of credit card securitizations, see Card Services on pages 27–30 of this Form 10–Q.

(c)
Past-due 90 days and over and accruing includes credit card receivables of $1.1 billion at both June 30, 2006 and December 31, 2005, and related credit card securitizations of $977 million and $730 million at June 30, 2006, and December 31, 2005, respectively.

(d)	Reflects net cash received under credit support annexes to legally enforceable master netting agreements of $22 billion and $27 billion as of June 30, 2006, and December 31, 2005, respectively.

(e)
As a result of restructuring certain multi-seller conduits the Firm administers, JPMorgan Chase deconsolidated $29 billion of Interests in purchased receivables, $3 billion of Loans and $1 billion of Securities, and recorded $33 billion of lending-related commitments as of June 30, 2006.

(f)
Includes wholesale unused advised lines of credit totaling $31.6 billion and $28.3 billion at June 30, 2006, and December 31, 2005, respectively, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable. Credit card lending-related commitments of $627 billion and $579 billion at June 30, 2006, and December 31, 2005, respectively, represent the total available credit to its cardholders. The Firm has not experienced, and does not anticipate, that all of its cardholders will utilize their entire available lines of credit at the same time. The Firm can reduce or cancel a credit card commitment by providing the cardholder prior notice or, in some cases, without notice as permitted by law.

(g)
Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit risk of credit exposures; these derivatives do not qualify for hedge accounting under SFAS 133.

(h)	Represents distressed HFS wholesale loans purchased as part of IB’s proprietary activities, which are excluded from nonperforming assets.

(i)	Includes nonperforming HFS loans of $79 million and $136 million as of June 30, 2006, and December 31, 2005, respectively.

(j)
Excludes nonperforming assets related to (i) loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by government agencies of $1.1 billion for both June 30, 2006, and December 31, 2005, and (ii) education loans that are 90 days past due and still accruing, which are insured by government agencies under the Federal Family Education Loan Program, of $0.2 billion at June 30, 2006. These amounts for GNMA and education loans are excluded, as reimbursement is proceeding normally.

(k)	There were no net charge-offs for the six months ended June 30, 2006 and 2005, for Derivative receivables, Interests in purchased receivables and lending-related commitments.

(l)
Net charge-off rates exclude average loans HFS of $33 billion and $26 billion for the three months ended June 30, 2006 and 2005, respectively, and $34 billion and $25 billion for the six months ended June 30, 2006 and 2005, respectively.

WHOLESALE CREDIT PORTFOLIO

As of June 30, 2006, wholesale exposure (IB, CB, TSS and AWM) increased by $48 billion from December 31, 2005, due to increases in lending-related commitments of $46 billion, Loans of $28 billion, and Derivative receivables of $4 billion, offset by a decrease of $30 billion in Interests in purchased receivables. During the second quarter of 2006, certain multi-seller conduits that the Firm administers were deconsolidated, resulting in a decrease of $29 billion in Interests in purchased receivables, offset by a related increase of $33 billion in lending-related commitments. For a more detailed discussion of the deconsolidation, refer to Note 14 – Variable Interest Entities, pages 85–86 of this Form 10–Q. The remainder of the increase in lending-related commitments and Loans was primarily in the IB, reflecting an increase in capital markets activity, including leveraged financings and syndications, and higher balances of loans held-for-sale.

	Credit exposure		Nonperforming assets(g)

(in millions, except ratios)	June 30, 2006	Dec. 31, 2005	June 30, 2006	Dec. 31, 2005

Loans – reported(a)	$178,215	$150,111	$811	$992
Derivative receivables(b)	54,075	49,787	36	50
Interests in purchased receivables(c)	—	29,740	—	—

Total wholesale credit-related assets	232,290	229,638	847	1,042
Lending-related commitments(d)	366,914	321,109	NA	NA
Assets acquired in loan satisfactions	NA	NA	6	17

Total wholesale credit exposure	$599,204	$550,747	$853	$1,059

Credit derivative hedges notional(e)	$(38,722)	$(29,882)	$(18)	$(17)
Collateral held against derivatives	(5,880)	(6,000)	NA	NA
Held-for-sale
Total average HFS loans	20,254	15,581	NA	NA
Nonperforming – purchased(f)	302	341	NA	NA

(a)	Past-due 90 days and over and accruing include loans of $40 million and $50 million at June 30, 2006, and December 31, 2005, respectively.
(b)	Reflects net cash received under credit support annexes to legally enforceable master netting agreements of $22 billion and $27 billion as of June 30, 2006, and December 31, 2005, respectively.
(c)
As a result of restructuring certain multi-seller conduits the Firm administers, JPMorgan Chase deconsolidated $29 billion of Interests in purchased receivables, $3 billion of Loans and $1 billion of Securities, and recorded $33 billion of lending-related commitments as of June 30, 2006.

(d)
Includes unused advised lines of credit totaling $31.6 billion and $28.3 billion at June 30, 2006, and December 31, 2005, respectively, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable.

(e)
Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit risk of credit exposures; these derivatives do not qualify for hedge accounting under SFAS 133.

(f)	Represents distressed HFS loans purchased as part of IB’s proprietary activities, which are excluded from nonperforming assets.
(g)	Includes nonperforming HFS loans of $70 million and $109 million as of June 30, 2006, and December 31, 2005, respectively.

Net charge-offs/recoveries
Wholesale net recoveries were $19 million and $52 million for the three months ended June 30, 2006 and 2005, respectively. The net recovery rate was 0.05% compared with a net recovery rate of 0.16% for the prior year. Wholesale net recoveries were $39 million and $61 million in the six months ended June 30, 2006 and 2005, respectively. The net recovery rate was 0.05% compared with a net recovery rate of 0.10% for the prior year. There were no net charge-offs for the six months ended June 30, 2006 and 2005 for Derivative receivables, Interests in purchased receivables and lending-related commitments. Net charge-off rates also exclude average loans HFS of $20 billion and $12 billion for the three months ended June 30, 2006 and 2005, respectively, and $20 billion and $10 billion for the six months ended June 30, 2006 and 2005, respectively.
These net recoveries do not include gains from sales of nonperforming loans that were sold from the credit portfolio. The gains from these sales were $15 million and $39 million for the three months ended June 30, 2006 and 2005, respectively, and gains of $35 million and $47 million for the six months ended June 30, 2006 and 2005, respectively. When it is determined that a loan will be sold, it is transferred into a held-for-sale account. HFS loans are accounted for at lower of cost or fair value, with changes in value recorded in Other income.
Below are summaries of the maturity and ratings profiles of the wholesale portfolio as of June 30, 2006, and December 31, 2005. The ratings scale is based upon the Firm’s internal risk ratings and is presented on an S&P-equivalent basis.
Wholesale exposure

	Maturity profile(d)				Ratings profile

					Investment-	Noninvestment-
At June 30, 2006					grade (“IG”)(e)	grade(e)		Total %
(in billions, except ratios)	<1 year(e)	1–5 years(e)	> 5 years(e)	Total	AAA to BBB-	BB+ & below	Total	of IG(e)

Loans	46%	42%	12%	100%	$101	$53	$154	66%
Derivative receivables	14	37	49	100	48	6	54	89
Interests in purchased receivables(a)	—	—	—	—	—	—	—	—
Lending-related commitments	38	56	6	100	317	50	367	86

Total excluding HFS	38%	50%	12%	100%	$466	$109	$575	81%
Held-for-sale(b)							24

Total exposure							$599

Credit derivative hedges notional(c)	12%	77%	11%	100%	$(35)	$(4)	$(39)	90%

	Maturity profile(d)				Ratings profile

					Investment-	Noninvestment-
At December 31, 2005					grade (“IG”)(e)	grade(e)		Total %
(in billions, except ratios)	<1 year(e)	1–5 years(e)	> 5 years(e)	Total	AAA to BBB-	BB+ & below	Total	of IG(e)

Loans	43%	44%	13%	100%	$87	$45	$132	66%
Derivative receivables	2	42	56	100	42	8	50	84
Interests in purchased receivables	41	57	2	100	30	—	30	100
Lending-related commitments	36	57	7	100	273	48	321	85

Total excluding HFS	35%	52%	13%	100%	$432	$101	$533	81%
Held-for-sale(b)							18

Total exposure							$551

Credit derivative hedges notional(c)	15%	74%	11%	100%	$(27)	$(3)	$(30)	90%

(a)
As a result of restructuring certain multi-seller conduits the Firm administers, JPMorgan Chase deconsolidated $29 billion of Interests in purchased receivables, $3 billion of Loans and $1 billion of Securities, and recorded $33 billion of lending-related commitments as of June 30, 2006.

(b)	HFS loans relate primarily to securitization and syndication activities.
(c)	Ratings are based upon the underlying referenced assets.
(d)
The maturity profile of Loans and lending-related commitments is based upon the remaining contractual maturity. The maturity profile of Derivative receivables is based upon the maturity profile of Average exposure. See page 68 of JPMorgan Chase’s 2005 Annual Report for a further discussion of Average exposure.

(e)	Excludes HFS loans.

Wholesale credit exposure – selected industry concentration
The Firm continues to focus on the management and diversification of its industry concentrations, with particular attention paid to industries with actual or potential credit concerns. Compared with December 31, 2005, the top 10 industries remained unchanged as of June 30, 2006. The increase in Banks and finance companies, Securities firms and exchanges and Utilities reflects the overall growth in wholesale exposure. Below is a summary of the Top 10 industry concentrations as of June 30, 2006 and December 31, 2005.

	June 30, 2006		December 31, 2005
Top 10 industries	Credit	% of	Credit	% of
(in millions, except ratios)	exposure(b)	portfolio	exposure(b)	portfolio

Banks and finance companies	$61,201	11%	$50,924	10%
Real estate	31,301	5	29,974	5
Consumer products	27,217	5	25,678	5
State and municipal governments	26,481	5	25,328	5
Healthcare	24,647	4	25,435	5
Utilities	24,481	4	20,482	4
Securities firms and exchanges	22,265	4	17,094	3
Retail and consumer services	20,301	4	19,920	4
Asset managers	19,105	3	17,358	3
Oil and gas	17,836	3	18,200	3
All other	299,744	52	282,802	53

Total excluding HFS	$574,579	100%	$533,195	100%
Held-for-sale(a)	24,625		17,552

Total exposure	$599,204		$550,747

(a)	HFS loans primarily relate to securitization and syndication activities.
(b)
Credit exposure is net of risk participations and excludes the benefit of credit derivative hedges and collateral held against Derivative receivables or Loans. At June 30, 2006, and December 31, 2005, collateral held against Derivative receivables excludes $22 billion and $27 billion, respectively, of cash collateral as a result of the Firm electing to report the fair value of derivative assets and liabilities net of cash received and paid, respectively, under legally enforceable master netting agreements.

Wholesale criticized exposure
Exposures deemed criticized generally represent a ratings profile similar to a rating of CCC+/Caa1 and lower, as defined by Standard & Poor’s/Moody’s. At June 30, 2006, Chemicals/plastics moved into the top 10, replacing Telecom services.
The criticized component of the portfolio decreased to $4.2 billion (excluding HFS loans) at June 30, 2006, from $5.2 billion at year-end 2005 due primarily to loan sales, repayments and gross charge-offs. Wholesale nonperforming assets (excluding purchased held-for-sale wholesale loans) decreased to $853 million at June 30, 2006, from $1.1 billion at December 31, 2005, representing 20% of criticized assets (excluding HFS loans) at June 30, 2006.
Wholesale criticized exposure – industry concentrations

	June 30, 2006		December 31, 2005
Top 10 industries(a)		% of		% of
(in millions, except ratios)	Amount	portfolio	Amount	portfolio

Automotive	$604	14%	$643	12%
Media	459	11	684	13
Consumer products	403	10	590	11
Real estate	252	6	276	5
Machinery and equipment manufacturing	205	5	290	6
Chemicals/plastics	198	5	188	4
Retail and consumer services	189	4	288	6
Utilities	189	4	295	6
Building materials/construction	183	4	266	5
Airlines	176	4	333	6
All other	1,356	33	1,319	26

Total excluding HFS	$4,214	100%	$5,172	100%
Held-for-sale(b)	594		1,069

Total	$4,808		$6,241

(a)	Rankings are based upon exposure at June 30, 2006.
(b)	HFS loans primarily relate to securitization and syndication activities; excludes purchased nonperforming HFS loans.

Derivative contracts
In the normal course of business, the Firm uses derivative instruments to meet the needs of customers; to generate revenues through trading activities; to manage exposure to fluctuations in interest rates, currencies and other markets; and to manage the Firm’s credit exposure. For a further discussion of derivative contracts, see Note 19 on page 91 of this Form 10–Q, and pages 67–70 of JPMorgan Chase’s 2005 Annual Report.
The following table summarizes the aggregate notional amounts and the reported net derivative receivables MTM for the periods presented. The net derivative receivables MTM reflects the reported derivative receivables (i.e., the MTM or fair value of derivative contracts after the effects of legally enforceable master netting agreements) less other liquid securities held as collateral by the Firm. The MTM of derivative receivables contracts represents the cost to replace the contracts at current market rates should the counterparty default. When JPMorgan Chase has more than one transaction outstanding with a counterparty, the netted MTM exposure, less collateral held, represents, in the Firm’s view, the appropriate measure of current credit risk.
Notional amounts and derivative receivables marked-to-market (“MTM”)

(in billions)	Notional amounts(a)		Derivative receivables MTM
	June 30, 2006	December 31, 2005	June 30, 2006		December 31, 2005

Interest rate	$44,254	$38,493	$35		$30
Foreign exchange	2,481	2,136	3		3
Equity	735	458	6		6
Credit derivatives	3,504	2,241	4		4
Commodity	400	265	6		7

Total	$51,374	$43,593	54	(b)	50	(b)
Collateral held against derivative receivables	NA	NA	(6	)(c)	(6	)(c)

Exposure net total of collateral	NA	NA	$48		$44

(a)	Represents the gross sum of long and short third-party notional derivative contracts, excluding written options and foreign exchange spot contracts.
(b)	Reflects $22 billion and $27 billion of cash collateral as of June 30, 2006, and December 31, 2005, respectively.
(c)	Represents other liquid securities collateral held by the Firm as of June 30, 2006, and December 31, 2005, respectively.
The Firm also holds collateral delivered by clients at the initiation of transactions, but this collateral does not reduce the derivative receivables MTM in the table above. The collateral secures potential exposure that could arise in the derivatives portfolio should the MTM of the client’s transactions move in the Firm’s favor. As of June 30, 2006, and December 31, 2005, the Firm held $12 billion and $10 billion, respectively, of this collateral. The net derivative receivables MTM also does not include other credit enhancements in the forms of letters of credit and surety receivables. The percentage of the Firm’s derivatives transactions subject to collateral agreements decreased slightly, to 79% as of June 30, 2006, from 81% at December 31, 2005.
The following table summarizes the ratings profile of the Firm’s Derivative receivables MTM, net of cash and other liquid securities collateral for the dates indicated:
Ratings profile of derivative receivables MTM

	June 30, 2006			December 31, 2005
Rating equivalent (in millions)	Net MTM	(a)	% of Net MTM	Net MTM	(a)	% of Net MTM

AAA to AA-	$25,540		53%	$20,735		48%
A+ to A-	8,585		18	8,074		18
BBB+ to BBB-	8,711		18	8,243		19
BB+ to B-	5,289		11	6,580		15
CCC+ and below	70		—	155		—

Total	$48,195		100%	$43,787		100%

(a)	See footnotes (b) and (c) above.
The Firm posted $23 billion and $27 billion of collateral as of June 30, 2006, and December 31, 2005, respectively. Certain derivative and collateral agreements include provisions that require the Firm, upon specified downgrades in its credit ratings, to post additional collateral for the benefit of the other party. As of June 30, 2006, the impact of a single-notch ratings downgrade to JPMorgan Chase Bank, from its current rating of AA- to A+, would have been an additional $1 billion of collateral posted by the Firm; the impact of a six-notch ratings downgrade (from AA- to BBB-) would have been $3 billion of additional collateral. Certain derivative contracts also provide for termination of the contract, generally upon a downgrade of the Firm, at the then-existing MTM value of the derivative contracts.

Credit derivatives
The following table presents the Firm’s notional amounts of credit derivatives protection purchased and sold by the respective businesses as of June 30, 2006, and December 31, 2005:
Credit derivatives positions

	Notional amount
	Credit portfolio		Dealer/client
	Protection	Protection	Protection	Protection
(in billions)	purchased	sold	purchased	sold	Total

June 30, 2006	$40	$1	$1,711	$1,752	$3,504
December 31, 2005	31	1	1,096	1,113	2,241

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
JPMorgan Chase has limited counterparty exposure as a result of credit derivatives transactions. Of the $54 billion of total Derivative receivables MTM at June 30, 2006, approximately $4 billion, or 7%, was associated with credit derivatives, before the benefit of liquid securities collateral.
Dealer/client
As of June 30, 2006, the total notional amount of protection purchased and sold in the dealer/client business increased by $1.3 trillion from year-end 2005 as a result of increased trade volume in the market. This business has a mismatch between the total notional amounts of protection purchased and sold. However, in the Firm’s view, the risk positions are largely matched when securities used to risk-manage certain derivative positions are taken into consideration and the notional amounts are adjusted to a duration-based equivalent basis or to reflect different degrees of subordination in tranched structures.
Use of single-name and portfolio credit derivatives

	Notional amount of protection purchased
(in millions)	June 30, 2006	December 31, 2005

Credit derivatives used to manage:
Loans and lending-related commitments	$28,935	$18,926
Derivative receivables	11,075	12,088

Total	$40,010	$31,014

Credit portfolio management activities
The credit derivatives used by JPMorgan Chase for credit portfolio management activities do not qualify for hedge accounting under SFAS 133, and therefore, effectiveness testing under SFAS 133 is not performed. These derivatives are reported at fair value, with gains and losses recognized in Principal transactions. The MTM value incorporates both the cost of credit derivative premiums and changes in value due to movement in spreads and credit events; in contrast, the loans and lending-related commitments being risk-managed are accounted for on an accrual basis. Loan interest and fees are generally recognized in Net interest income, and impairment is recognized in the Provision for credit losses. This asymmetry in accounting treatment, between loans and lending-related commitments and the credit derivatives utilized in credit portfolio management activities, causes earnings volatility that is not representative, in the Firm’s view, of the true changes in value of the Firm’s overall credit exposure. The MTM related to the Firm’s credit derivatives used for managing credit exposure, as well as the mark related to the credit valuation adjustment (“CVA”), which reflects the credit quality of derivatives counterparty exposure, are included in the table below:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2006	2005	2006	2005

CVA and hedges of CVA(a)	$12	$(52)	$35	$(31)
Hedges of loans and lending-related commitments(a)	(41)	9	(123)	42

Net gains (losses)(b)	$(29)	$(43)	$(88)	$11

(a)	These hedges do not qualify for hedge accounting under SFAS 133.

(b)
Excludes $9 million of gains and $25 million of losses for the three months ended June 30, 2006 and 2005, respectively, and $3 million of gains and $47 million of losses for the six months ended June 30, 2006 and 2005, respectively, of other Principal transaction revenues that are not associated with hedging activities.

The Firm also actively manages wholesale credit exposure through loan and commitment sales. During the second quarters of 2006 and 2005, the Firm sold $885 million and $1.1 billion of loans and commitments, respectively, recognizing gains of $20 million and $33 million, respectively. During the first six months of 2006 and 2005, the Firm sold $1.6 billion and $2.1 billion of loans and commitments, respectively, in connection with the management of its wholesale credit exposure, resulting in gains of $40 million and $44 million, respectively. Both quarterly and year-to-date gains include gains on sales of nonperforming loans as discussed on page 54 of this Form 10–Q. These activities are not related to the Firm’s securitization activities, which are undertaken for liquidity and balance sheet management purposes. For a further discussion of securitization activity, see Note 13 on pages 82–85 of this Form 10–Q.
Lending-related commitments
The contractual amount of wholesale lending-related commitments was $367 billion at June 30, 2006, compared with $321 billion at December 31, 2005. See page 53 of this Form 10–Q for an explanation of the increase in exposure. In the Firm’s view, the total contractual amount of these instruments is not representative of the Firm’s actual credit risk exposure or funding requirements. In determining the amount of credit risk exposure the Firm has to wholesale lending-related commitments, which is used as the basis for allocating credit risk capital to these instruments, the Firm has established a “loan-equivalent” amount for each commitment; this amount represents the portion of the unused commitment or other contingent exposure that is expected, based upon average portfolio historical experience, to become outstanding in the event of a default by an obligor. The loan equivalent amount of the Firm’s lending-related commitments was $201 billion and $178 billion as of June 30, 2006, and December 31, 2005, respectively.
Country exposure
The Firm has a comprehensive process for measuring and managing exposures and risk in emerging markets countries – defined as those countries potentially vulnerable to sovereign events. Exposures to a country include all credit-related lending, trading, and investment activities, whether cross-border or locally funded. Exposure amounts are adjusted for credit enhancements (e.g., guarantees and letters of credit) provided by third parties located outside the country, if the enhancements fully cover the country risk as well as the business risk. As of June 30, 2006, the Firm’s exposure to any individual emerging markets country was not significant.

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
The following table presents managed consumer credit–related information for the dates indicated:

	Credit exposure		Nonperforming assets(e)

(in millions, except ratios)	June 30, 2006	Dec. 31, 2005	June 30, 2006		Dec. 31, 2005

Retail Financial Services
Home equity	$77,826	$73,866	$403		$422
Mortgage	60,014	58,959	503		442
Auto loans and leases(a)	42,184	46,081	133		193
All other loans	23,904	18,393	300		281
Card Services – reported(b)	72,961	71,738	11		13

Total consumer loans – reported	276,889	269,037	1,350	(f)	1,351	(f)
Card Services – securitizations(b)(c)	66,349	70,527	—		—

Total consumer loans – managed(b)	343,238	339,564	1,350		1,351
Assets acquired in loan satisfactions	NA	NA	181		180

Total consumer related assets – managed	343,238	339,564	1,531		1,531
Consumer lending–related commitments:
Home equity	63,707	58,281	NA		NA
Mortgage	6,624	5,944	NA		NA
Auto loans and leases	7,228	5,665	NA		NA
All other loans	5,942	6,385	NA		NA
Card Services(d)	627,113	579,321	NA		NA

Total lending-related commitments	710,614	655,596	NA		NA

Total consumer credit portfolio	$1,053,852	$995,160	$1,531		$1,531

Total average HFS loans	$12,903	$16,505	NA		NA
Memo: Credit card – managed	139,310	142,265	$11		$13

	Three months ended June 30,				Six months ended June 30,

			Average annual net				Average annual net
	Net charge-offs		charge-off rate(h)		Net charge-offs		charge-off rate(h)

(in millions, except ratios)	2006	2005	2006	2005	2006	2005	2006	2005

Retail Financial Services
Home equity	$30	$32	0.16%	0.19%	$63	$67	0.17%	0.20%
Mortgage	9	8	0.08	0.07	21	14	0.09	0.06
Auto loans and leases(a)	45	47	0.43	0.37	96	130	0.44	0.49
All other loans	29	27	0.52	0.68	54	55	0.54	0.69
Card Services – reported	560	711	3.29	4.25	1,127	1,384	3.33	4.25

Total consumer loans – reported	673	825	1.05	1.32	1,361	1,650	1.08	1.34
Card Services – securitizations(c)	561	930	3.26	5.48	1,010	1,847	2.94	5.42

Total consumer loans – managed(g)	$1,234	$1,755	1.52%	2.21%	$2,371	$3,497	1.48%	2.22%

Memo: Credit card – managed	$1,121	$1,641	3.28%	4.87%	$2,137	$3,231	3.13%	4.85%

(a)	Excludes operating lease-related assets of $1.3 billion and $858 million for June 30, 2006, and December 31, 2005, respectively.
(b)
Past-due loans 90 days and over and accruing includes credit card receivables of $1.1 billion at both June 30, 2006, and December 31, 2005, and related credit card securitizations of $977 million and $730 million at June 30, 2006, and December 31, 2005, respectively.

(c)	Represents securitized credit card receivables. For a further discussion of credit card securitizations, see Card Services on pages 27–30 of this Form 10–Q.
(d)
The credit card lending–related commitments represent the total available credit to the Firm’s cardholders. The Firm has not experienced, and does not anticipate, that all of its cardholders will utilize their entire available lines of credit at the same time. The Firm can reduce or cancel a credit card commitment by providing the cardholder prior notice or, in some cases, without notice as permitted by law.

(e)	Includes nonperforming HFS loans of $9 million and $27 million at June 30, 2006, and December 31, 2005, respectively.
(f)
Excludes nonperforming assets related to (i) loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by government agencies of $1.1 billion for both June 30, 2006, and December 31, 2005, and (ii) education loans that are 90 days past due and still accruing, which are insured by government agencies under the Federal Family Education Loan Program of $0.2 billion at June 30, 2006. These amounts for GNMA and education loans are excluded, as reimbursement is proceeding normally.

(g)	There were no net charge-offs for the six months ended June 30, 2006 and 2005, for lending-related commitments.
(h)
Net charge-off rates exclude average loans HFS of $13 billion and $15 billion for the three months ended June 30, 2006 and 2005, respectively, and $15 billion for both the six months ended June 30, 2006 and 2005.

Consumer credit quality trends reflect stable underlying credit quality. Total managed consumer loans as of June 30, 2006, were $343 billion, up from $340 billion at year-end 2005, reflecting an increase in education loans as a result of the purchase of Collegiate Funding Services, and growth in home equity loans partially offset by the seasonal pattern and higher-than-normal customer payment rates of credit card receivables. Consumer lending-related commitments increased by 8%, to $711 billion at June 30, 2006, reflecting the Kohl’s private label credit card acquisition as well as a general increase across most Retail Financial Services and Card Services portfolios. The following discussion relates to the specific loan and lending-related categories within the consumer portfolio:
Retail Financial Services
Loan balances for Retail Financial Services were $204 billion at June 30, 2006, an increase of $7 billion from December 31, 2005. The increase was driven primarily by the $6 billion increase in education loans as a result of the acquisition of Collegiate Funding Services on March 1, 2006. The net charge-off rate was 0.24% and 0.25% for the second quarter of 2006 and the first half of 2006, respectively, a decrease from 0.25% and 0.29% in comparable prior periods. The decrease reflected the benefits of stable credit trends in most consumer lending portfolios and the sale of the recreational vehicle loan portfolio in the first quarter of 2005.
Home Equity: Home Equity loans at June 30, 2006, were $78 billion, an increase of $4 billion from year-end 2005. The portfolio reflects a high concentration of prime quality credits. There are no products in the Home Equity portfolio that result in negative amortization.
Mortgage: Mortgage loans at June 30, 2006, were $60 billion, an increase of $1 billion from year-end 2005. Credit metrics were affected by the decision in early 2005 to retain, rather than securitize, subprime mortgage loans. Mortgage loans include some interest-only payment options to predominantly prime borrowers. There are no products in the mortgage portfolio that result in negative amortization.
Auto loans and leases: As of June 30, 2006, Auto loans and leases were $42 billion, a decrease of $4 billion from year-end 2005. The decrease in outstanding loans was caused partially by the de-emphasis of vehicle leasing, which comprised $3 billion of outstanding loans as of June 30, 2006. It is anticipated that over time vehicle leases will account for a smaller share of balance sheet receivables and exposure. The Auto loans and leases portfolio reflects a high concentration of prime quality credits.
All other loans: As of June 30, 2006, other consumer loans were $24 billion, an increase of $6 billion from year-end 2005, primarily due to an increase in Education loans as a result of the acquisition of the Collegiate Funding Services education loan portfolio. Other loans also include small business banking loans (which are highly collateralized loans, often with personal loan guarantees) and community development loans.
Card Services
JPMorgan Chase analyzes its credit card portfolio on a managed basis, which includes credit card receivables on the consolidated balance sheet and those receivables sold to investors through securitization. Managed credit card receivables were $139 billion at June 30, 2006, a decrease of $3 billion from year-end 2005, reflecting the normal seasonal pattern and higher-than-normal customer payment rates, which management believes may partially be related to the new minimum payment rules and a higher proportion of customers in rewards-based programs. Partially offsetting these decreases were increases in receivables resulting from the Kohl’s private label portfolio acquisition.
The managed credit card net charge-off rate decreased to 3.28% and 3.13% in the second quarter of 2006 and year-to-date 2006, respectively, from 4.87% and 4.85% in the comparable prior-year periods. This decrease was due primarily to lower bankruptcy-related net charge-offs. The 30-day delinquency rate increased to 3.14% on June 30, 2006, from 2.79% on December 31, 2005, primarily driven by accelerated loss recognition of delinquent accounts on December 31, 2005, following the significant 2005 fourth-quarter increase in bankruptcy filings. The managed credit card portfolio continues to reflect a well-seasoned portfolio that has good U.S. geographic diversification.

ALLOWANCE FOR CREDIT LOSSES

For further discussion of the components of the Allowance for credit losses, see Critical accounting estimates used by the Firm on page 81 and Note 12 on pages 107–108 of JPMorgan Chase’s 2005 Annual Report. At June 30, 2006, management deemed the allowance for credit losses to be sufficient to absorb losses that are inherent in the portfolio, including losses that are not specifically identified or for which the size of the loss has not yet been fully determined.
Summary of changes in the allowance for credit losses

Six months ended June 30,	2006				2005
(in millions)	Wholesale		Consumer	Total	Wholesale	Consumer	Total

Loans:
Beginning balance at January 1,	$2,453		$4,637	$7,090	$3,098	$4,222	$7,320
Gross charge-offs	(62)		(1,668)	(1,730)	(92)	(1,950)	(2,042)
Gross recoveries	101		307	408	153	300	453

Net (charge-offs) recoveries	39		(1,361)	(1,322)	61	(1,650)	(1,589)
Provision for loan losses	77		1,223	1,300	(550)	1,617	1,067
Other	—		8	8	(5)	1	(4)

Ending balance	$2,569	(a)	$4,507 (b)	$7,076	$2,604 (a)	$4,190 (b)	$6,794

Components:
Asset specific	$160		$—	$160	$314	$—	$314
Statistical component	1,639		3,217	4,856	1,604	3,064	4,668
Adjustment to statistical component	770		1,290	2,060	686	1,126	1,812

Total Allowance for loan losses	$2,569		$4,507	$7,076	$2,604	$4,190	$6,794

Lending-related commitments:
Beginning balance at January 1,	$385		$15	$400	$480	$12	$492
Provision for lending-related commitments	25		(1)	24	(54)	1	(53)

Ending balance	$410		$14	$424 (c)	$426	$13	$439 (d)

(a)	The ratio of the wholesale allowance for loan losses to total wholesale loans was 1.67% and 1.95%, excluding wholesale HFS loans of $24 billion and $16 billion at June 30, 2006 and 2005, respectively.
(b)	The ratio of the consumer allowance for loan losses to total consumer loans was 1.70% and 1.65%, excluding consumer HFS loans of $12 billion and $13 billion at June 30, 2006 and 2005, respectively.
(c)
Includes $45 million of asset-specific and $379 million of formula-based allowance at June 30, 2006. The formula-based allowance for lending-related commitments is based upon a statistical calculation. There is no adjustment to the statistical calculation for lending-related commitments.

(d)
Includes $104 million of asset-specific and $335 million of formula-based allowance at June 30, 2005. The formula-based allowance for lending-related commitments is based upon a statistical calculation. There is no adjustment to the statistical calculation for lending-related commitments.

Excluding held-for-sale loans, the total allowance for loan losses represented 1.69% of total loans at June 30, 2006, compared with 1.84% at December 31, 2005. The wholesale component of the allowance increased slightly to $2.6 billion as of June 30, 2006, from $2.5 billion at year-end 2005, primarily due to portfolio activity, mostly in the Investment Bank. The consumer allowance decreased to $4.5 billion from $4.6 billion at year-end 2005, as a result of Card Services releasing $90 million of Allowance for loan losses related to Hurricane Katrina.
To provide for the risk of loss inherent in the Firm’s process of extending credit, management also computes an asset-specific component and a formula-based component for lending-related commitments. These components are computed using a methodology similar to that used for the wholesale loan portfolio, but modified for expected maturities and probabilities of drawdown. This allowance, which is reported in Other liabilities, was $424 million and $400 million at June 30, 2006, and December 31, 2005, respectively.

Provision for credit losses
For a discussion of the reported Provision for credit losses, see page 9 of this Form 10–Q. The managed provision for credit losses includes credit card securitizations. For the three and six months ended June 30, 2006, securitized credit card losses were lower compared with the prior year periods, primarily as a result of lower bankruptcy-related charge-offs.

			Provision for
			lending-related		Total provision for
	Provision for loan losses		commitments		credit losses
Three months ended June 30, (in millions)	2006	2005	2006	2005	2006	2005

Investment Bank	$(91)	$(271)	$29	$(72)	$(62)	$(343)
Commercial Banking	(24)	116	12	26	(12)	142
Treasury & Securities Services	4	2	—	—	4	2
Asset & Wealth Management	(7)	(18)	—	(2)	(7)	(20)
Corporate	—	1	—	—	—	1

Total Wholesale	(118)	(170)	41	(48)	(77)	(218)
Retail Financial Services	101	95	(1)	(1)	100	94
Card Services	470	711	—	—	470	711

Total Consumer	571	806	(1)	(1)	570	805

Total provision for credit losses	453	636	40	(49)	493	587
Credit card securitizations	561	930	—	—	561	930

Total managed provision for credit losses	$1,014	$1,566	$40	$(49)	$1,054	$1,517

			Provision for
			lending-related		Total provision for
	Provision for loan losses		commitments		credit losses
Six months ended June 30, (in millions)	2006	2005	2006	2005	2006	2005

Investment Bank	$98	$(627)	$23	$(82)	$121	$(709)
Commercial Banking	(8)	108	3	28	(5)	136
Treasury & Securities Services	—	(3)	—	2	—	(1)
Asset & Wealth Management	(13)	(25)	(1)	(2)	(14)	(27)
Corporate	—	(3)	—	—	—	(3)

Total Wholesale	77	(550)	25	(54)	102	(604)
Retail Financial Services	186	187	(1)	1	185	188
Card Services	1,037	1,430	—	—	1,037	1,430

Total Consumer	1,223	1,617	(1)	1	1,222	1,618

Total provision for credit losses	1,300	1,067	24	(53)	1,324	1,014
Credit card securitizations	1,010	1,847	—	—	1,010	1,847

Total managed provision for credit losses	$2,310	$2,914	$24	$(53)	$2,334	$2,861

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
Trading VAR
IB trading VAR by risk type and credit portfolio VAR

	Three months												Period end				Six months
	2006						2005						June 30, 2006		June 30, 2005		2006		2005
June 30,	Avg		Min		Max		Avg		Min		Max						Avg		Avg
(in millions)	VAR		VAR		VAR		VAR		VAR		VAR		VAR		VAR		VAR		VAR

By risk type:
Fixed income	$52		$38		$66		$82		$44		$110		$38		$94		$56		$70
Foreign exchange	25		15		37		21		17		26		22		20		22		22
Equities	24		18		33		45		18		65		21		46		28		32
Commodities and other	52		39		76		15		10		23		46		21		50		12
Less: portfolio diversification	(74)	(c)	NM	(d)	NM	(d)	(61	)(c)	NM	(d)	NM	(d)	(65	)(c)	(69	)(c)	(71	)(c)	(52	)(c)

Trading VAR(a)	$79		$57		$99		$102		$66		$130		$62		$112		$85		$84
Credit portfolio VAR(b)	14		13		19		13		11		17		15		17		14		13
Less: portfolio diversification	(9	)(c)	NM	(d)	NM	(d)	(13	)(c)	NM	(d)	NM	(d)	(10	)(c)	(16	)(c)	(10	)(c)	(11	)(c)

Total trading and credit portfolio VAR	$84		$65		$105		$102		$70		$130		$67		$113		$89		$86

(a)
Trading VAR excludes VAR related to the Firm’s private equity business and certain exposures used to manage MSRs. For a discussion of Private equity risk management and MSRs, see page 65 and Note 15 on page 88 of this Form 10–Q, respectively. Trading VAR includes substantially all trading activities in the IB; however, particular risk parameters of certain products are not fully captured, for example, correlation risk.

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

IB’s average Total Trading and Credit Portfolio VAR for the second quarter of 2006 was $84 million, an $18 million decrease from the second quarter of 2005. The decrease was driven by declines in both fixed income and equities offset by higher VAR for commodities. Average Trading VAR diversification increased to $74 million, or 48% of the sum of the components, from $61 million, or 37% of the sum of the components. In general, over the course of the year, VAR exposures can vary significantly as trading positions change, market volatility fluctuates and diversification benefits change.

VAR backtesting
To evaluate the soundness of its VAR model, the Firm conducts daily backtesting of VAR against daily market risk-related revenue, which is defined as the change in value of the trading portfolios plus any trading-related net interest income, brokerage commissions, underwriting fees or other revenue. The following histogram illustrates the daily market risk-related gains and losses for the IB trading businesses for the six months ended June 30, 2006. The chart shows that the IB posted market risk-related gains on 114 out of 130 days in this period, with 16 days exceeding $100 million. The inset graph looks at those days on which the IB experienced losses and depicts the amount by which VAR exceeded the actual loss on each of those days. Losses were sustained on 16 days, with four days having losses greater than $40 million, and with no loss exceeding the VAR measure.

Daily IB Market Risk-Related Gains and Losses
Six months ended June 30, 2006
Average Daily Revenue: $50.6
Number of Trading Days
25
20
15
10
5
0
<(40)
(40)><(30)
(30)><(20)
(20)><(10)
(10)><0
0<10
10<20
20<30
30<40
40<50
50<60
60<70
70<80
80<90
90<100
100<110
110<120
120<130
130<140
>140
$ in millions
Daily IB VAR Less Market Risk-Related Losses
8
6
4
2
0
<0
0<20
20<40
40<60
60<80
80<100
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
Based upon the Firm’s stress scenarios, the average stress test loss (pre-tax) in the IB’s trading portfolio for the second quarter of 2006 was $1.4 billion compared with $885 million for the second quarter of 2005. For the first half of 2006, the average stress test loss was $1.2 billion, compared with $755 million for the same period in 2005.

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
JPMorgan Chase’s 12-month pre-tax earnings sensitivity profile as of June 30, 2006, and December 31, 2005, were as follows:

	Immediate change in rates
(in millions)	+200bp	+100bp	-100bp

June 30, 2006	$23	$40	$(90)
December 31, 2005	265	172	(162)

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

REPUTATION AND FIDUCIARY RISK MANAGEMENT

For a discussion of the Firm’s Reputation and Fiduciary Risk Management, see page 80 of JPMorgan Chase’s 2005 Annual Report.

PRIVATE EQUITY RISK MANAGEMENT

For a discussion of Private Equity Risk Management, see page 80 of JPMorgan Chase’s 2005 Annual Report. At June 30, 2006, the carrying value of the private equity portfolios of the JPMorgan Partners and ONE Equity Partners businesses was $5.6 billion, of which $589 million represented positions in publicly-held securities.

SUPERVISION AND REGULATION

The following discussion should be read in conjunction with the Supervision and Regulation section on pages 1–4 of JPMorgan Chase’s 2005 Form 10–K.
Dividends
At June 30, 2006, JPMorgan Chase’s bank subsidiaries could pay, in the aggregate, $11.5 billion in dividends to their respective bank holding companies without prior approval of their relevant banking regulators.

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
Allowance for credit losses
JPMorgan Chase’s allowance for credit losses covers the wholesale and consumer loan portfolios as well as the Firm’s portfolio of wholesale lending-related commitments. The Allowance for loan losses is intended to adjust the value of the Firm’s loan assets for probable credit losses as of the balance sheet date. For a further discussion of the methodologies used in establishing the Firm’s allowance for credit losses, see Note 12 on pages 107–108 of JPMorgan Chase’s 2005 Annual Report. The methodology for calculating the Allowance for loan losses and the Allowance for lending-related commitments involves significant judgment. For a further description of these judgments, see Allowance for credit losses on page 81 of JPMorgan Chase’s 2005 Annual Report; for amounts recorded as of June 30, 2006 and 2005, see allowance for credit losses on page 61, and Note 12 on page 82 of this Form 10–Q.
Fair value of financial instruments
A portion of JPMorgan Chase’s assets and liabilities are carried at fair value, including trading assets and liabilities, AFS securities, private equity investments and mortgage servicing rights. Held-for-sale loans and physical commodities are carried at the lower of cost or fair value. At June 30, 2006, approximately $478 billion of the Firm’s assets were recorded at fair value.
Trading and available-for-sale portfolios
The following table summarizes the Firm’s trading and available-for-sale portfolios by valuation methodology at June 30, 2006:

	Trading assets		Trading liabilities
	Securities		Securities		AFS
	purchased(a)	Derivatives(b)	sold(a)	Derivatives(b)	securities

Fair value based upon:

Quoted market prices	86%	1%	98%	1%	97%
Internal models with significant observable market parameters	11	97	2	96	3
Internal models with significant unobservable market parameters	3	2	—	3	—

Total	100%	100%	100%	100%	100%

(a)	Reflected as debt and equity instruments on the Firm’s Consolidated balance sheets.

(b)
Based upon gross mark-to-market valuations of the Firm’s derivatives portfolio prior to netting positions pursuant to FIN 39, as cross-product netting is not relevant to an analysis based upon valuation methodologies.

ACCOUNTING AND REPORTING DEVELOPMENTS

Accounting for Share-Based Payments
Effective January 1, 2006, the Firm adopted SFAS 123R and all related interpretations using the modified prospective transition method. For additional information related to SFAS 123R, see Note 7 on pages 76–79 of this Form 10–Q.
Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140
In February 2006, the FASB issued SFAS 155, which applies to certain “hybrid financial instruments,” which are instruments that contain embedded derivatives. The new standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. It also permits an election for fair value remeasurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS 133. The Firm adopted this standard effective January 1, 2006. For additional information related to SFAS 155, see Note 1 on page 72 of this Form 10–Q.
Accounting for Servicing of Financial Assets
In the first quarter of 2006, the FASB issued SFAS 156, which is effective as of the beginning of the first fiscal year beginning after September 15, 2006, with early adoption permitted. JPMorgan Chase has elected to adopt the standard effective January 1, 2006. The standard permits an entity a one-time irrevocable election to adopt fair value accounting for a class of servicing assets. The Firm has defined MSRs as one class of servicing assets for this election. For additional information related to the Firm’s adoption of SFAS 156 with respect to MSRs, see Note 15 on page 88 of this Form 10–Q.
Accounting for Uncertainty in Income Taxes and Changes in Timing of Cash Flows Related to Income Taxes Generated by a Leveraged Lease
In July 2006, the FASB issued two pronouncements: FIN 48, which clarifies the accounting for uncertainty in income taxes recognized under SFAS 109, and the related FSP FAS 13-2. FIN 48 addresses the recognition and measurement of tax positions taken or expected to be taken, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FSP FAS 13-2 requires the recalculation of returns on leveraged leases if there is a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease. The Firm will apply FIN 48 to all of its income tax positions at the required effective date of January 1, 2007 under the transition provisions of the Interpretation. Any implementation impact of FIN 48 will generally be reported as a cumulative effect adjustment to the opening balance of retained earnings. JPMorgan Chase is currently assessing the provisions of FIN 48 and, at this time, cannot reasonably estimate its impact on the Firm’s financial statements. The guidance in FSP FAS 13-2 will also be effective for the Firm on January 1, 2007. Implementation of FSP FAS 13-2 is expected to result in immaterial adjustments.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Revenue
Investment banking fees	$1,370	$961	$2,539	$1,954
Principal transactions	2,628	724	5,230	3,360
Lending & deposit related fees	865	851	1,706	1,671
Asset management, administration and commissions	2,933	2,416	5,782	4,786
Securities gains (losses)	(502)	70	(618)	(752)
Mortgage fees and related income	213	336	454	698
Credit card income	1,791	1,763	3,701	3,497
Other income	464	495	1,018	693

Noninterest revenue	9,762	7,616	19,812	15,907

Interest income	14,413	10,816	27,478	21,329
Interest expense	9,235	5,884	17,307	11,235

Net interest income	5,178	4,932	10,171	10,094

Total net revenue	14,940	12,548	29,983	26,001

Provision for credit losses	493	587	1,324	1,014

Noninterest expense
Compensation expense	5,268	4,220	10,816	8,874
Occupancy expense	553	572	1,147	1,090
Technology, communications and equipment expense	876	891	1,745	1,806
Professional & outside services	939	1,115	1,815	2,176
Marketing	526	537	1,045	1,020
Other expense	631	2,808	1,447	4,496
Amortization of intangibles	357	376	712	751
Merger costs	86	279	157	424

Total noninterest expense	9,236	10,798	18,884	20,637

Income from continuing operations before income tax expense	5,211	1,163	9,775	4,350
Income tax expense	1,727	226	3,264	1,207

Income from continuing operations (after-tax)	3,484	937	6,511	3,143
Income from discontinued operations (after-tax)	56	57	110	115

Net income	$3,540	$994	$6,621	$3,258

Net income applicable to common stock	$3,540	$991	$6,617	$3,250

Per common share data
Basic earnings per share
Income from continuing operations	$1.00	$0.27	$1.87	$0.89
Net income	1.02	0.28	1.91	0.93

Diluted earnings per share
Income from continuing operations	$0.98	$0.26	$1.82	$0.88
Net income	0.99	0.28	1.85	0.91

Average basic shares	3,473.8	3,493.0	3,473.3	3,505.2
Average diluted shares	3,572.2	3,548.3	3,571.5	3,559.0

Cash dividends per common share	$0.34	$0.34	$0.68	$0.68

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share data)

	June 30,	December 31,
	2006	2005

Assets
Cash and due from banks	$38,390	$36,670
Deposits with banks	14,437	21,661
Federal funds sold and securities purchased under resale agreements	157,438	133,981
Securities borrowed	87,377	74,604
Trading assets (including assets pledged of $76,937 at June 30, 2006, and $79,657 at December 31, 2005)	349,679	298,377
Securities:
Available-for-sale (including assets pledged of $39,275 at June 30, 2006, and $17,614 at December 31, 2005)	77,955	47,523
Held-to-maturity (fair value: $69 at June 30, 2006, and $80 at December 31, 2005)	67	77
Interests in purchased receivables	—	29,740

Loans	455,104	419,148
Allowance for loan losses	(7,076)	(7,090)

Loans, net of Allowance for loan losses	448,028	412,058

Private equity investments	5,974	6,374
Accrued interest and accounts receivable	24,418	22,421
Premises and equipment	8,910	9,081
Goodwill	43,498	43,621
Other intangible assets:
Mortgage servicing rights	8,247	6,452
Purchased credit card relationships	3,138	3,275
All other intangibles	4,231	4,832
Other assets	54,981	48,195
Assets of discontinued operations held-for-sale	1,233	—

Total assets	$1,328,001	$1,198,942

Liabilities
Deposits:
U.S. offices:
Noninterest-bearing	$127,311	$135,599
Interest-bearing	312,517	287,774
Non-U.S. offices:
Noninterest-bearing	6,442	7,476
Interest-bearing	147,446	124,142

Total deposits	593,716	554,991

Federal funds purchased and securities sold under repurchase agreements	175,055	125,925
Commercial paper	18,554	13,863
Other borrowed funds	10,921	10,479
Trading liabilities	158,075	145,930
Accounts payable, accrued expenses and other liabilities (including the Allowance for lending-related commitments of $424 at June 30, 2006, and $400 at December 31, 2005)	82,569	78,460
Beneficial interests issued by consolidated VIEs	15,432	42,197
Long-term debt (including structured notes accounted for at fair value of $13,423 at June 30, 2006)	125,280	108,357
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	10,827	11,529
Liabilities of discontinued operations held-for-sale	26,888	—

Total liabilities	1,217,317	1,091,731

Commitments and contingencies (see Note 17 of this Form 10–Q)

Stockholders’ equity
Preferred stock	—	139
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 3,658,057,794 shares and 3,618,189,597 shares at June 30, 2006, and December 31, 2005, respectively)	3,658	3,618
Capital surplus	77,098	74,994
Retained earnings	38,208	33,848
Accumulated other comprehensive income (loss)	(1,218)	(626)
Treasury stock, at cost (187,476,060 shares at June 30, 2006, and 131,500,350 shares at December 31, 2005)	(7,062)	(4,762)

Total stockholders’ equity	110,684	107,211

Total liabilities and stockholders’ equity	$1,328,001	$1,198,942

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(in millions, except per share data)

	Six months ended June 30,
	2006	2005

Preferred stock
Balance at beginning of the year	$139	$339
Redemption of preferred stock	(139)	(200)

Balance at end of period	—	139

Common stock
Balance at beginning of year	3,618	3,585
Issuance of common stock	40	19

Balance at end of period	3,658	3,604

Capital surplus
Balance at beginning of year	74,994	72,801
Issuance of common stock and commitments to issue common stock for employee stock-based awards and related tax effects	2,104	1,110

Balance at end of period	77,098	73,911

Retained earnings
Balance at beginning of year	33,848	30,209
Cumulative effect of change in accounting principles	172	—

Balance at beginning of year, adjusted	34,020	30,209
Net income	6,621	3,258
Cash dividends declared:
Preferred stock	(4)	(8)
Common stock ($0.68 per share each period)	(2,429)	(2,427)

Balance at end of period	38,208	31,032

Accumulated other comprehensive income (loss)
Balance at beginning of year	(626)	(208)
Other comprehensive income (loss)	(592)	147

Balance at end of period	(1,218)	(61)

Treasury stock, at cost
Balance at beginning of year	(4,762)	(1,073)
Purchase of treasury stock	(2,036)	(1,910)
Reissuance from treasury stock	79	—
Share repurchases related to employee stock-based awards	(343)	(257)

Balance at end of period	(7,062)	(3,240)

Total stockholders’ equity at end of period	$110,684	$105,385

Comprehensive income
Net income	$6,621	$3,258
Other comprehensive income (loss)	(592)	147

Comprehensive income	$6,029	$3,405

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Six months ended June 30,
	2006	2005
		(Restated)

Operating activities
Net income	$6,621	$3,258
Adjustments to reconcile net income to net cash (used in) operating activities:
Provision for credit losses	1,324	1,014
Depreciation and amortization	1,720	2,221
Deferred tax provision (benefit)	1,630	(1,038)
Investment securities (gains) losses	618	752
Private equity unrealized (gains) losses	(190)	(35)
Stock-based compensation	1,377	739
Proceeds from sales and securitizations of loans held-for-sale	70,366	39,357
Originations and purchases of loans held-for-sale	(76,671)	(45,147)
Net change in:
Trading assets	(46,130)	(1,499)
Securities borrowed	(12,773)	(11,029)
Accrued interest and accounts receivable	(1,913)	(2,787)
Other assets	(9,045)	(6,813)
Trading liabilities	7,692	(18,300)
Accounts payable, accrued expenses and other liabilities	2,011	1,164
Other operating adjustments	(377)	—

Net cash (used in) operating activities	(53,740)	(38,143)

Investing activities
Net change in:
Deposits with banks	7,513	12,717
Federal funds sold and securities purchased under resale agreements	(23,846)	(29,273)
Held-to-maturity securities:
Proceeds	10	18
Available-for-sale securities:
Proceeds from maturities	12,465	17,008
Proceeds from sales	67,364	45,146
Purchases	(113,252)	(31,731)
Proceeds from sales and securitizations of loans held-for-investment	10,079	11,761
Originations and other changes in loans, net	(37,479)	(21,463)
Net cash (used) received in business acquisitions	(663)	(413)
All other investing activities, net	3,648	2,489

Net cash (used in) provided by investing activities	(74,161)	6,259

Financing activities
Net change in:
Deposits	60,983	13,301
Federal funds purchased and securities sold under repurchase agreements	49,515	9,563
Commercial paper and other borrowed funds	4,833	3,914
Proceeds from the issuance of long-term debt and capital debt securities	32,170	23,068
Repayments of long-term debt and capital debt securities	(16,729)	(14,033)
Net issuance of stock and stock-based awards	703	337
Excess tax benefits related to stock-based compensation	177	—
Redemption of preferred stock	(139)	(200)
Treasury stock purchased	(2,036)	(1,910)
Cash dividends paid	(2,428)	(2,449)
All other financing activities, net	2,391	435

Net cash provided by financing activities	129,440	32,026

Effect of exchange rate changes on cash and due from banks	181	(218)
Net increase (decrease) in cash and due from banks	1,720	(76)
Cash and due from banks at the beginning of the year	36,670	35,168

Cash and due from banks at the end of the period	$38,390	$35,092

Cash interest paid	$16,861	$11,056
Cash income taxes paid	1,199	2,432

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

See Glossary of Terms on pages 99–100 of this Form 10–Q for definitions of terms used throughout the Notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 – BASIS OF PRESENTATION
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States, with operations worldwide. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing, investment management, private banking and private equity. For a discussion of the Firm’s business segment information, see Note 21 on pages 92–96 of this Form 10–Q.
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
The Firm adopted SFAS 155 effective January 1, 2006. The Firm has elected to fair value all instruments issued, acquired or modified after December 31, 2005, that are required to be bifurcated under SFAS 133, 149 and 155. In addition, the Firm elected to fair value certain structured notes existing as of December 31, 2005, resulting in a $22 million cumulative effect increase to Retained earnings. The cumulative effect adjustment includes gross unrealized gains of $29 million and gross unrealized losses of $7 million.
The substantial majority of the structured notes to which the fair value election has been applied are classified in Long-term debt on the Consolidated balance sheets. The change in fair value associated with structured notes is classified within Principal transactions on the Consolidated statements of income.
Restatement of the Consolidated Statements of Cash Flows
On August 3, 2006, the Firm filed an amended 2005 Form 10-K to restate the Consolidated statements of cash flows for the annual periods of 2005, 2004 and 2003 and an amended Form 10-Q to restate the Consolidated statements of cash flows for each of the quarterly periods of 2005 and the first quarter of 2006. The restatements did not affect the Firm’s Consolidated statements of income, Consolidated balance sheets or Consolidated statements of changes in stockholders’ equity for any of the affected periods. Accordingly, the Firm’s historical revenues, net income, earnings per share, total assets and regulatory capital remained unchanged.
The restatements resulted solely from the misclassification of cash flows related to certain residential mortgages and other loans that had been originated or purchased with the intent to sell. The cash flows from these loans had been classified as investing activities. However, in accordance with Statement of Financial Accounting Standards No. 102, “Statement of Cash Flows—Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale,” cash flows from these loans should have been, and in the future will be, classified as operating activities, rather than investing activities. Accordingly, the restatements solely affected the classification of these activities and the subtotals of cash flows from operating and investing activities presented in the affected Consolidated statements of cash flows, but they had no impact on the net increase (decrease) in total Cash and due from banks set forth in the Consolidated statements of cash flows for any of the previously reported periods.

NOTE 2 – BUSINESS CHANGES AND DEVELOPMENTS
Acquisition of the consumer, small-business and middle-market banking businesses of The Bank of New York in exchange for certain portions of the corporate trust business, including trustee, paying agent, loan agency services and document management businesses
On April 8, 2006, JPMorgan Chase announced an agreement to acquire The Bank of New York’s consumer, small-business and middle-market banking businesses in exchange for certain portions of the Firm’s corporate trust business plus a cash payment of $150 million. The Bank of New York businesses being acquired are valued at a premium of $2.30 billion; the Firm’s corporate trust businesses being transferred (i.e., trustee, paying agent, loan agency services and document management businesses) are valued at a premium of $2.15 billion. The Firm may also make a future payment to The Bank of New York of up to $50 million depending on certain new account openings. JPMorgan Chase expects to recognize an after-tax gain of approximately $600-$700 million. The transaction has been approved by both companies’ boards of directors and is subject to regulatory approvals. It is expected to close in the fourth quarter of 2006.
Sale of insurance underwriting business
On July 3, 2006, JPMorgan Chase completed the sale of its life insurance and annuity underwriting businesses to Protective Life Corporation for cash proceeds of approximately $1.2 billion. The sale included both the heritage Chase insurance business and the insurance business that Bank One had bought from Zurich Insurance in 2003. The sale is not expected to have a material impact on earnings.
NOTE 3 – DISCONTINUED OPERATIONS
The pending transfer of certain of the corporate trust businesses to The Bank of New York (see Note 2 on page 73 of this Form 10–Q) includes the trustee, paying agent, loan agency services and document management businesses. JPMorgan Chase expects to recognize an after-tax gain of approximately $600-$700 million. The results of operations of such corporate trust businesses have been transferred from the Treasury & Securities Services (“TSS”) business to the Corporate segment, and are currently reported as discontinued operations. Condensed financial information of the corporate trust business follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2006	2005	2006	2005

Noninterest revenue	$118	$126	$244	$257
Net interest income	80	69	147	132

Total net revenue	198	195	391	389
Noninterest expense	107	101	211	199

Income from discontinued operations before income taxes	91	94	180	190
Income tax expense	35	37	70	75

Income from discontinued operations	$56	$57	$110	$115

Selected balance sheet data
(in millions)	June 30, 2006

Goodwill and other intangibles	$845
Other assets	388

Total Assets of discontinued operations held-for-sale	1,233

Deposits	$26,503
Other liabilities	385

Total Liabilities of discontinued operations held-for-sale	$26,888

In connection with the above-mentioned exchange of the corporate trust businesses, JPMorgan Chase will transfer to The Bank of New York on the closing date certain customer assets. Because the exact amount of the customer assets to be transferred will not be known until the closing date, JPMorgan Chase did not reclassify any customer assets to Assets of discontinued operations held-for-sale in the Consolidated balance sheet as of June 30, 2006.
JPMorgan Chase will provide certain transitional services to The Bank of New York for a defined period of time after the closing date. The Bank of New York will compensate JPMorgan Chase for these transitional services.

NOTE 4 – PRINCIPAL TRANSACTIONS
Principal transactions is a new caption, effective January 1, 2006, in the Consolidated income statements. Principal transactions revenue consists of realized and unrealized gains and losses from trading activities including physical commodities inventories that are accounted for at the lower of cost or market, primarily in the Investment Bank, and Private equity gains and losses, primarily in the private equity business of Corporate. The prior period presentation of Trading revenue and Private equity gains (losses) have been reclassified to this new caption. The following table presents Principal transactions revenue:

	Three months ended June 30,		Six months ended June 30,

(in millions)	2006	2005	2006	2005

Trading revenue	$2,071	$387	$4,414	$2,246
Private equity gains (losses)	557	337	816	1,114

Principal transactions	$2,628	$724	$5,230	$3,360

For a discussion of the accounting policies related to Trading assets and Trading liabilities, and Private equity investments, see Notes 3 and 9 on pages 94 and 103–105, respectively, of JPMorgan Chase’s 2005 Annual Report.
Trading assets and liabilities
The following table presents the fair value of Trading assets and Trading liabilities for the dates indicated:

	June 30,	December 31,
(in millions)	2006	2005

Trading assets
Debt and equity instruments:
U.S. government and federal agency obligations	$23,290	$16,283
U.S. government-sponsored enterprise obligations	28,346	24,172
Obligations of state and political subdivisions	9,019	9,887
Certificates of deposit, bankers’ acceptances and commercial paper	8,089	5,652
Debt securities issued by non-U.S. governments	64,192	48,671
Corporate securities and other	162,668	143,925

Total debt and equity instruments	295,604	248,590

Derivative receivables:(a)
Interest rate	34,699	30,416
Foreign exchange	3,468	2,855
Equity	5,973	5,575
Credit derivatives	3,877	3,464
Commodity	6,058	7,477

Total derivative receivables	54,075	49,787

Total Trading assets	$349,679	$298,377

Trading liabilities
Debt and equity instruments(b)	$105,445	$94,157

Derivative payables:(a)
Interest rate	27,109	28,488
Foreign exchange	4,844	3,453
Equity	11,948	11,539
Credit derivatives	3,609	2,445
Commodity	5,120	5,848

Total derivative payables	52,630	51,773

Total Trading liabilities	$158,075	$145,930

(a)
Included in Trading assets and Trading liabilities are the reported receivables (unrealized gains) and payables (unrealized losses) related to derivatives. These amounts include the derivative assets and liabilities net of cash received and paid of $22.4 billion and $16.6 billion at June 30, 2006, and $26.7 billion and $18.9 billion at December 31, 2005, respectively, under legally enforceable master netting agreements.

(b)	Primarily represents securities sold, not yet purchased.
The following table presents the carrying value and cost of the Private Equity investment portfolio for the dates indicated:

	June 30, 2006		December 31, 2005
(in millions)	Carrying value	Cost	Carrying value	Cost

Total private equity investments	$5,974	$7,427	$6,374	$8,036

NOTE 5 – INTEREST INCOME AND INTEREST EXPENSE
Details of Interest income and Interest expense were as follows:

	Three months ended June 30,		Six months ended June 30,

(in millions)	2006	2005	2006	2005

Interest income
Loans	$8,034	$6,293	$15,528	$12,327
Securities	1,087	610	1,835	1,688
Trading assets	2,675	2,384	5,197	4,616
Federal funds sold and securities purchased under resale agreements	1,020	760	2,042	1,324
Securities borrowed	842	363	1,570	628
Deposits with banks	434	190	654	344
Interests in purchased receivables	321	216	652	402

Total Interest income	14,413	10,816	27,478	21,329

Interest expense
Interest-bearing deposits	4,118	2,288	7,669	4,229
Short-term and other liabilities	3,231	2,262	6,110	4,476
Long-term debt	1,359	1,015	2,594	1,939
Beneficial interests issued by consolidated VIEs	527	319	934	591

Total Interest expense	9,235	5,884	17,307	11,235

Net interest income	5,178	4,932	10,171	10,094
Provision for credit losses	493	587	1,324	1,014

Net Interest income after provision for credit losses	$4,685	$4,345	$8,847	$9,080

NOTE 6 – PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
For a discussion of JPMorgan Chase’s pension and other postretirement employee benefit (“OPEB”) plans, see Note 6 on pages 96–100 of JPMorgan Chase’s 2005 Annual Report. The following table presents the components of net periodic benefit costs reported in the Consolidated statements of income for the Firm’s U.S. and non-U.S. pension and OPEB plans:

	Pension plans
	U.S.		Non-U.S.		OPEB
Three months ended June 30, (in millions)	2006	2005	2006	2005	2006	2005

Components of net periodic benefit cost
Benefits earned during the period	$67	$75	$7	$7	$2	$4
Interest cost on benefit obligations	108	107	28	27	20	21
Expected return on plan assets	(173)	(173)	(30)	(28)	(24)	(22)
Amortization of unrecognized amounts:
Prior service cost	1	2	—	—	(4)	1
Net actuarial loss	3	—	11	10	5	—
Curtailment loss	—	—	—	—	—	—
Settlement loss	—	—	3	—	—	—

Subtotal	6	11	19	16	(1)	4
Other defined benefit pension plans(a)	5	6	17	11	—	—

Total defined benefit pension plans	11	17	36	27	(1)	4
Defined contribution plans	61	61	45	43	—	—

Total pension and other postretirement benefit expense	$72	$78	$81	$70	$(1)	$4

	Pension plans
	U.S.		Non-U.S.		OPEB
Six months ended June 30, (in millions)	2006	2005	2006	2005	2006	2005

Components of net periodic benefit cost
Benefits earned during the period	$135	$150	$14	$12	$4	$8
Interest cost on benefit obligations	215	215	56	53	38	42
Expected return on plan assets	(346)	(346)	(59)	(55)	(47)	(44)
Amortization of unrecognized amounts:
Prior service cost	2	4	—	—	(9)	2
Net actuarial loss	6	—	21	20	11	—
Curtailment loss	—	—	1	—	—	—
Settlement loss	—	—	3	—	—	—

Subtotal	12	23	36	30	(3)	8
Other defined benefit pension plans(a)	11	13	27	20	—	—

Total defined benefit pension plans	23	36	63	50	(3)	8
Defined contribution plans	120	122	89	88	—	—

Total pension and other postretirement benefit expense	$143	$158	$152	$138	$(3)	$8

(a)
Includes U.S. defined benefit pension plans not subject to Title IV of the Employee Retirement Income Security Act of 1974 (e.g., Excess Retirement Plan) and immaterial non-U.S. defined benefit pension plans.

The fair value of plan assets for the U.S. defined benefit pension and OPEB plans and material non-U.S. defined benefit pension plans was $10.7 billion and $2.3 billion, respectively, as of June 30, 2006, and $10.9 billion and $2.2 billion, respectively, as of December 31, 2005.
NOTE 7 – EMPLOYEE STOCK–BASED INCENTIVES
The Firm has granted restricted stock, restricted stock units (“RSUs”), stock options, and stock-settled stock appreciation rights (“SARs”) to certain of its employees, as further discussed in Note 7 on pages 100-102 of JPMorgan Chase’s 2005 Annual Report. The Firm’s policy for issuing shares upon settlement of employee share-based payment awards is to issue either new shares of common stock or treasury shares. During the six months ended June 30, 2006, the Firm issued new shares of common stock from January 1, 2006 through May 31, 2006, and treasury shares from June 1, 2006 through June 30, 2006.
Restricted stock and restricted stock units
Compensation expense for restricted stock and RSUs is measured based upon the number of shares granted multiplied by the stock price at the grant date, and is recognized in earnings over the required service period on a straight-line basis. The following table summarizes JPMorgan Chase’s restricted stock and RSU activity for the six months ended June 30, 2006:

		Weighted-average grant
(in thousands, except weighted average data)	Shares	date fair value

Restricted stock / RSUs outstanding, January 1	84,604	$35.22
Granted	42,685	39.21
Lapsed(a)	(31,348)	30.58
Forfeited	(4,681)	41.24

Restricted stock / RSUs outstanding, June 30	91,260	$38.37

(a)	Lapsed awards represent awards granted in prior years for which, in the case of restricted stock, restrictions have lapsed; and, in the case of RSUs, the awards have been converted into common stock.
The total fair value of shares vested during the three months ended June 30, 2006 and 2005, was $26.7 million and $65.0 million, respectively. The total fair value of shares vested during the six months ended June 30, 2006 and 2005, was $792.3 million and $958.6 million, respectively.
Key employee stock options and SARs
Compensation expense, which is measured at the grant-date as the fair value of stock options and SARs, is recognized in earnings on a straight-line basis over the required service period.

The following table summarizes JPMorgan Chase’s option and SARs activity for the six months ended June 30, 2006:

(in thousands, except	Number of	Weighted-average	Weighted-average remaining	Aggregate
weighted-average data)	options/SARs	exercise price	contractual life (in years)	intrinsic value

Outstanding, January 1	338,575	$37.93
Granted	3,125	42.47
Exercised	(33,399)	28.96
Forfeited	(849)	36.89
Cancelled	(4,265)	48.26

Outstanding, June 30	303,187	$38.82	4.7	$1,955,195
Exercisable, June 30	270,506	39.23	4.4	1,722,979

The weighted-average grant date fair value of options granted during the three months ended June 30, 2006 and 2005, was $12.76 and $10.93, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005, was $223.5 million and $87.6 million, respectively. The weighted-average grant date fair value of options granted during the six months ended June 30, 2006 and 2005, was $12.55 and $12.05, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005, was $437.2 million and $182.0 million, respectively.
Broad-based employee stock options
The following table presents a summary of JPMorgan Chase’s broad-based employee stock option activity for the six months ended June 30, 2006:

(in thousands, except	Number of	Weighted-average	Weighted-average remaining	Aggregate
weighted-average data)	options	exercise price	contractual life (in years)	intrinsic value

Outstanding, January 1	105,582	$40.78
Granted	—	—
Exercised	(4,135)	27.40
Forfeited	(904)	37.52
Cancelled	(847)	46.86

Outstanding, June 30	99,696	$41.30	4.1	$425,435
Exercisable, June 30	74,791	42.68	3.5	292,093

The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005, was $22.1 million and $3.4 million, respectively; the total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005, was $58.5 million and $18.5 million, respectively.
Compensation expense related to stock-based incentives
JPMorgan Chase adopted SFAS 123, effective January 1, 2003, using the prospective transition method. SFAS 123 requires all stock-based compensation awards, including stock options and SARs, to be accounted for at fair value. Unmodified stock options that were outstanding as of December 31, 2002, continued to be accounted for under APB 25 through December 31, 2005, using the intrinsic value method. Under this method, no expense was recognized for stock options or SARs granted at an exercise price equal to the stock price on the grant date, since such options have no intrinsic value.
Effective January 1, 2006, the Firm adopted SFAS 123R and all related interpretations using the modified prospective transition method. SFAS 123R requires all share-based payments to employees, including employee stock options and SARs, to be measured at their grant date fair values. Results for prior periods have not been restated. The Firm also adopted the transition election provided by FSP FAS 123(R)-3. Upon adopting SFAS 123R, the Firm began to recognize in the income statement compensation expense for unvested stock options previously accounted for under APB 25. Additionally, the Firm recognized as compensation expense an immaterial cumulative effect adjustment resulting from the requirement to estimate forfeitures at the grant date instead of recognizing them as incurred.
Prior to adopting SFAS 123R, the Firm’s accounting policy for share-based payment awards granted to retirement-eligible employees was to recognize compensation cost over the awards’ stated service period. For awards granted to retirement-eligible employees in January 2006, which are subject to SFAS 123R, the Firm recognized compensation expense on the grant date without giving consideration to the impact of post-employment restrictions. The Firm also began to accrue in the first quarter of 2006 the estimated cost of stock awards to be granted to retirement-eligible employees in January 2007. During the second quarter and first half of 2006, the incremental expense related to the Firm’s adoption of SFAS 123R was $106.0 million and $564.7 million, respectively. These amounts represent an accelerated noncash recognition of costs that would otherwise have been incurred in future periods.

The Firm’s share-based compensation awards generally have graded vesting schedules, with typically two vesting tranches: 50 percent vests in two years, and 50 percent vests in three years. The Firm separately recognizes compensation expense for each tranche of each award as if it were a separate award with its own vesting date. For each tranche granted (other than those granted to employees who either are or will become retirement eligible during the stated vesting period), compensation expense is recognized on a straight-line basis from the grant date until the vesting date of the respective tranche.
The Firm recognized noncash compensation expense related to its various employee stock-based incentive awards of $538.3 million (including the $106.0 million incremental impact of adopting SFAS 123R) and $358.3 million for the quarters ended June 30, 2006 and 2005, respectively, and $1.4 billion (including the $564.7 million incremental impact of adopting SFAS 123R) and $739.2 million during the first six months of 2006 and 2005, respectively, in its Consolidated statements of income. The total income tax benefit related to stock-based compensation arrangements recognized in the Firm’s Consolidated statements of income for the quarters ended June 30, 2006 and 2005, was $215.3 million and $143.3 million, respectively, and for the first half of 2006 and 2005, was $551.0 million and $295.7 million, respectively. At June 30, 2006, approximately $1.5 billion of compensation cost related to unvested awards has not yet been charged to earnings. That cost is expected to be recognized over a weighted average period of 1.4 years. The Firm does not capitalize any compensation cost related to share-based compensation awards to employees.
As a result of adopting SFAS 123R on January 1, 2006, the Firm’s Income from continuing operations for the three and six months ended June 30, 2006, was lower by $106.0 million and $564.7 million, respectively, and Net income for the three and six months ended June 30, 2006, was lower by $66 million and $350 million, respectively, than if the Firm had continued to account for share-based compensation under APB 25 and SFAS 123. The Firm’s reported basic and diluted earnings per share from continuing operations for the three months ended June 30, 2006, were $1.00 and $0.98, respectively, and for the first half of 2006, were $1.87 and $1.82, respectively. Had the Firm not adopted SFAS 123R, basic and diluted earnings per share from continuing operations for the three months ended June 30, 2006, would have been $1.02 and $0.99, respectively, and for the first half of 2006, would have been $1.98 and $1.92, respectively.
Cash flows and tax benefits
Prior to adopting SFAS 123R, the Firm presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in its Consolidated statements of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation expense recognized for those options (i.e., excess tax benefits) to be classified as financing cash flows. The $176.6 million of excess tax benefits classified as a financing cash inflow during the first six months of 2006 would have been classified as an operating cash inflow if the Firm had not adopted SFAS 123R.
The following table sets forth the cash received from option exercise under all share-based compensation arrangements and the actual tax benefit realized related to the tax deduction from the exercise of options.

	Six months ended June 30,
(in millions)	2006	2005

Cash received for options exercised	$967.9	$312.1
Tax benefit realized	90.7	38.0

Comparison of the fair and intrinsic value measurement methods
The following table presents net income and basic and diluted earnings per share as reported, and as if all outstanding awards were accounted for at fair value for 2005 only, as all share-based payments in 2006 were accounted for at fair value.

	Three months	Six months
	ended June 30,	ended June 30,
(in millions, except per share data)	2005	2005

Net income as reported	$994	$3,258
Add: Employee stock-based compensation expense included in reported net income, net of related tax effects	215	444
Deduct: Employee stock-based compensation expense determined under the fair-value method for all awards, net of related tax effects	(248)	(537)

Pro forma net income	$961	$3,165

Earnings per share:
Basic: As reported	$0.28	$0.93
Pro forma	0.27	0.90
Diluted: As reported	$0.28	$0.91
Pro forma	0.27	0.89

The following table presents the assumptions used to value key employee stock options and SARs granted during the period under the Black-Scholes valuation model:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Weighted-average annualized valuation assumptions
Risk-free interest rate	5.17%	4.20%	4.76%	4.23%
Expected dividend yield	3.10	3.80	3.26	3.56
Expected common stock price volatility	36	41	36	41
Expected life (in years)	7.0	6.8	7.0	6.8

Prior to the adoption of SFAS 123R, the Firm used the historical volatility of its common stock price as the expected volatility assumption in valuing options. The Firm is currently evaluating whether the implied volatility of actively traded options on its own stock would represent a better valuation assumption. The impact of any change is expected to be immaterial.
The expected life assumption is an estimate of the length of time that an employee might hold an option before option exercise or cancellation. The expected life assumption was developed using historical experience.
NOTE 8 – NONINTEREST EXPENSE
In the second quarter and first half of 2006, Other expense included insurance recoveries relating to certain material litigation of $260 million and $358 million, respectively. In the first half of 2005, litigation reserve charges of $2.8 billion were included in Other expense; these included a $1.9 billion nonoperating litigation charge in the second quarter of 2005 related to the settlement of the Enron class action litigation as well as to certain of the Firm’s other material legal proceedings, and a $900 million charge relating to the settlement of WorldCom class action litigation in the first quarter of 2005.
Merger costs
A summary of Merger costs by expense category is shown in the following table:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2006	2005	2006	2005

Expense category
Compensation	$2	$109	$6	$164
Occupancy	14	25	14	25
Technology and communications and other	70	145	137	235

Total(a)	$86	$279	$157	$424

(a)	With the exception of occupancy-related write-offs, all of the costs in the table require the expenditure of cash.
The table below shows the change in the liability balance related to the costs associated with the Merger:

(in millions)	2006	2005

Liability balance, January 1	$797	$952
Recorded as merger costs	157	424
Recorded as goodwill	—	26
Liability utilized	(264)	(496)

Liability balance, June 30	$690	$906

NOTE 9 – SECURITIES
For a discussion of accounting policies relating to Securities, see Note 9 on pages 103–105 of JPMorgan Chase’s 2005 Annual Report. The following table presents realized gains and losses from AFS securities:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2006	2005	2006	2005

Realized gains	$49	$137	$150	$238
Realized losses	(551)	(67)	(768)	(990)

Securities gains (losses)	$(502)	$70	$(618)	$(752)

The amortized cost and estimated fair value of AFS and held-to-maturity securities were as follows for the dates indicated:

	June 30, 2006				December 31, 2005
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(in millions)	cost	gains	losses	value	cost	gains	losses	value

Available-for-sale securities
U.S. government and federal agency obligations:
U.S. treasuries	$670	$—	$3	$667	$4,245	$24	$2	$4,267
Mortgage-backed securities	66	2	1	67	80	3	—	83
Agency obligations	80	6	—	86	165	16	—	181
Collateralized mortgage obligations	22	—	—	22	4	—	—	4
U.S. government-sponsored enterprise obligations	58,797	45	1,459	57,383	22,604	9	596	22,017
Obligations of state and political subdivisions	651	15	12	654	712	21	7	726
Debt securities issued by non-U.S. governments	6,990	3	48	6,945	5,512	12	18	5,506
Corporate debt securities	5,970	4	195	5,779	5,754	39	74	5,719
Equity securities	2,991	107	5	3,093	3,179	110	7	3,282
Other, primarily asset-backed securities(a)	3,219	69	29	3,259	5,738	23	23	5,738

Total available-for-sale securities	$79,456	$251	$1,752	$77,955	$47,993	$257	$727	$47,523

Held-to-maturity securities(b)
Total held-to-maturity securities	$67	$2	$—	$69	$77	$3	$—	$80

(a)	Includes collateralized mortgage obligations of private issuers, which generally have underlying collateral consisting of obligations of the U.S. government and federal agencies and corporations.

(b)	Consists primarily of mortgage-backed securities.
Included in the $1.8 billion of gross unrealized losses on AFS securities at June 30, 2006, was $439 million of unrealized losses that have existed for a period greater than 12 months. These securities are predominately rated AAA and the unrealized losses are primarily due to overall increases in market interest rates and not concerns regarding the underlying credit of the issuers. The majority of the securities with unrealized losses aged greater than 12 months are obligations of U.S. government-sponsored enterprises and have a market value at June 30, 2006, that is within 6% of their amortized cost basis.
NOTE 10 – SECURITIES FINANCING ACTIVITIES
For a discussion of the accounting policies relating to Securities financing activities, see Note 10 on pages 105–106 of JPMorgan Chase’s 2005 Annual Report. The following table details the components of Securities financing activities at each of the dates indicated:

(in millions)	June 30, 2006	December 31, 2005

Securities purchased under resale agreements	$156,099	$129,570
Securities borrowed	87,377	74,604

Securities sold under repurchase agreements	$147,421	$103,052
Securities loaned	14,836	14,072

JPMorgan Chase pledges certain financial instruments the Firm owns to collateralize repurchase agreements and other securities financings. Pledged securities that can be sold or repledged by the secured party are identified as financial instruments owned (pledged to various parties) on the Consolidated balance sheets.
At June 30, 2006, the Firm had received securities as collateral that could be repledged, delivered or otherwise used with a fair value of approximately $355 billion. This collateral was generally obtained under resale or securities borrowing agreements. Of these securities, approximately $337 billion were repledged, delivered or otherwise used, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales.

NOTE 11 – LOANS
For a discussion of the accounting policies relating to Loans, see Note 11 on pages 106–107 of JPMorgan Chase’s 2005 Annual Report. The composition of the loan portfolio at each of the dates indicated was as follows:

(in millions)	June 30, 2006	December 31, 2005

U.S. wholesale loans:
Commercial and industrial	$78,369	$70,233
Real estate	11,455	13,612
Financial institutions	15,187	11,100
Lease financing receivables	2,659	2,621
Other	18,200	14,499

Total U.S. wholesale loans	125,870	112,065

Non-U.S. wholesale loans:
Commercial and industrial	33,076	27,452
Real estate	3,429	1,475
Financial institutions	14,738	7,975
Lease financing receivables	1,102	1,144

Total non-U.S. wholesale loans	52,345	38,046

Total wholesale loans:(a)
Commercial and industrial	111,445	97,685
Real estate(b)	14,884	15,087
Financial institutions	29,925	19,075
Lease financing receivables	3,761	3,765
Other	18,200	14,499

Total wholesale loans	178,215	150,111

Total consumer loans:(c)
Home equity	77,826	73,866
Mortgage	60,014	58,959
Auto loans and leases	42,184	46,081
All other loans	23,904	18,393
Credit card receivables(d)	72,961	71,738

Total consumer loans	276,889	269,037

Total loans(e)(f)	$455,104	$419,148

(a)	Includes Investment Bank, Commercial Banking, Treasury & Securities Services and Asset & Wealth Management.

(b)
Represents credits extended for real estate–related purposes to borrowers who are primarily in the real estate development or investment businesses and for which the primary repayment is from the sale, lease, management, operations or refinancing of the property.

(c)	Includes Retail Financial Services and Card Services.
(d)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.
(e)	Loans are presented net of unearned income of $2.6 billion and $3.0 billion at June 30, 2006, and December 31, 2005, respectively.
(f)	Includes loans held-for-sale (primarily related to securitization and syndication activities) of $36.4 billion and $34.2 billion at June 30, 2006, and December 31, 2005, respectively.
The following table reflects information about the Firm’s loans held-for-sale, principally mortgage-related:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2006	2005	2006	2005

Net gains on sales of loans held-for-sale	$66	$149	$230	$301
Lower of cost or market adjustments	(45)	9	(130)	(117)

NOTE 12 – ALLOWANCE FOR CREDIT LOSSES
For a discussion of the Allowance for credit losses and the related accounting policies, see Note 12 on pages 107–108 of JPMorgan Chase’s 2005 Annual Report. The table below summarizes the changes in the Allowance for loan losses:

	Six months ended June 30,
(in millions)	2006	2005

Allowance for loan losses at January 1	$7,090	$7,320
Gross charge-offs	(1,730)	(2,042)
Gross recoveries	408	453

Net charge-offs	(1,322)	(1,589)
Provision for loan losses	1,300	1,067
Other	8	(4)

Allowance for loan losses at June 30	$7,076 (a)	$6,794 (b)

(a)
Includes $160 million of asset-specific and $6.9 billion of formula-based allowance. Included within the formula-based allowance was $4.8 billion related to a statistical calculation and an adjustment to the statistical calculation of $2.1 billion.

(b)
Includes $314 million of asset-specific and $6.5 billion of formula-based allowance. Included within the formula-based allowance was $4.7 billion related to a statistical calculation and an adjustment to the statistical calculation of $1.8 billion.

The table below summarizes the changes in the Allowance for lending-related commitments:

	Six months ended June 30,
(in millions)	2006	2005

Allowance for lending-related commitments at January 1	$400	$492
Provision for lending-related commitments	24	(53)

Allowance for lending-related commitments at June 30(a)	$424	$439

(a)
At June 30, 2006, includes $45 million of asset-specific and $379 million of formula-based allowance. At June 30, 2005, includes $104 million of asset-specific and $335 million of formula-based allowance. The formula-based allowance for lending-related commitments is based upon a statistical calculation. There is no adjustment to the statistical calculation for lending-related commitments.

NOTE 13 – LOAN SECURITIZATIONS
For a discussion of the accounting policies relating to loan securitizations, see Note 13 on pages 108–111 of JPMorgan Chase’s 2005 Annual Report. JPMorgan Chase securitizes, sells and services various consumer loans, such as consumer real estate, credit card and automobile loans, as well as certain wholesale loans (primarily commercial real estate) originated by the Investment Bank. In addition, the Investment Bank purchases, packages and securitizes wholesale and consumer loans. All IB activity is collectively referred to below as Wholesale activities. JPMorgan Chase–sponsored securitizations utilize special purpose entities (“SPEs”) as part of the securitization process. These SPEs meet the definition of a “qualifying” special purpose entity (“QSPE”), as discussed in Note 1 on page 91 of JPMorgan Chase’s 2005 Annual Report; accordingly, the assets and liabilities of securitization-related QSPEs are included on the balance sheet of the QSPE purchasing the assets and are not reflected in the Firm’s Consolidated balance sheets (except for retained interests, as described below). Assets held by securitization–related QSPEs as of June 30, 2006, and December 31, 2005, were as follows:

(in billions)	June 30, 2006	December 31, 2005

Credit card receivables	$84.6	$96.0
Residential mortgage receivables	33.9	29.8
Wholesale activities(a)	97.2	72.9
Automobile loans	5.2	5.5

Total	$220.9	$204.2

(a) Includes co-sponsored securitizations, which include non-JPMorgan Chase originated assets.

The following tables summarize new securitization transactions that were completed during the second quarter and first six months of 2006 and 2005, the resulting gains arising from such securitizations, certain cash flows received from such securitizations, and the key economic assumptions used in measuring the retained interests, as of the dates of such sales:

	Three months ended June 30,
	2006				2005
	Residential			Wholesale	Residential			Wholesale
(in millions)	mortgage	Credit card	Automobile	activities(b)	mortgage	Credit card	Automobile	activities(b)

Principal securitized	$3,915	$1,175	$1,223	$11,053	$2,707	$4,850	$2,300	$3,632
Pre-tax gains (losses)	(1)	8	—	46	10	33	10 (c)	18
Cash flow information:
Proceeds from securitizations	$3,879	$1,175	$833	$11,154	$2,706	$4,850	$1,618	$3,642
Servicing fees collected	4	20	1	—	3	12	2	—
Other cash flows received	—	96	—	—	—	51	—	—
Proceeds from collections reinvested in revolving securitizations	—	24,750	—	—	—	31,042	—	—

Key assumptions (rates per annum):
Prepayment rate(a)	—	22.2%	1.5%	39-42%	—	16.7%	1.5%	50%
		PPR	ABS			PPR	ABS
Weighted-average life (in years)	—	0.4	1.4	1.7-3.6	—	0.5	1.5	1.0
Expected credit losses	—	4.2%	0.7%	1.1-3.3%	—	5.3%	0.6%	—%
Discount rate	—	12.0%	7.8%	17.5-26.2%	—	12.0%	6.3%	0.6%

	Six months ended June 30,
	2006				2005
	Residential			Wholesale	Residential			Wholesale
(in millions)	mortgage	Credit card	Automobile	activities(b)	mortgage	Credit card	Automobile	activities(b)

Principal securitized	$7,093	$5,700	$1,223	$20,997	$6,281	$5,275	$2,300	$6,396
Pre-tax gains	1	38	—	93	20	35	10 (c)	54
Cash flow information:
Proceeds from securitizations	$7,019	$5,700	$833	$19,273	$6,302	$5,275	$1,618	$6,445
Servicing fees collected	4	32	1	—	4	13	2	—
Other cash flows received	—	165	—	—	—	55	—	—
Proceeds from collections reinvested in revolving securitizations	—	76,646	—	—	—	62,506	—	—

Key assumptions (rates per annum):
Prepayment rate(a)	—	22.2%	1.5%	35-45%	—	16.7%	1.5%	50%
		PPR	ABS			PPR	ABS
Weighted-average life (in years)	—	0.4	1.4	1.5-4.0	—	0.5	1.5	1.0
Expected credit losses	—	3.3-4.2%	0.7%	1.1-3.3%	—	5.3-5.7%	0.6%	—%
Discount rate	—	12.0%	7.8%	14.5-26.2%	—	12.0%	6.3%	0.6%

(a)	PPR: principal payment rate; ABS: absolute prepayment speed.
(b)
Wholesale activities consist of wholesale loans (primarily commercial real estate) originated by the Investment Bank as well as $9.0 billion and $15.7 billion of consumer loans purchased from the market for the three and six months ended June 30, 2006, respectively, and $1.4 billion and $1.9 billion of consumer loans purchased from the market for the three and six months ended June 30, 2005, respectively, and then packaged and securitized by the Investment Bank.

(c)
The auto securitization gain of $10 million does not include the write-down of loans transferred to held-for-sale in the first quarter of 2005 and risk management activities intended to protect the economic value of loans while held-for-sale.

In addition to securitization transactions, the Firm sold residential mortgage loans totaling $13.5 billion and $11.8 billion during the three months ended June 30, 2006 and 2005, respectively, primarily as GNMA, FNMA and Freddie Mac mortgage-backed securities; these sales resulted in pre-tax gains of $108 million and $72 million, respectively. During the first six months of 2006 and 2005, JPMorgan Chase sold residential mortgage loans totaling $27.1 billion and $23.1 billion, respectively, primarily as GNMA, FNMA and Freddie Mac mortgage-backed securities; these sales resulted in pre-tax gains of $170 million and $109 million, respectively.
At June 30, 2006, and December 31, 2005, the Firm had, with respect to its credit card master trusts, $18.1 billion and $24.8 billion, respectively, related to undivided interests, and $2.4 billion and $2.2 billion, respectively, related to subordinated interests in accrued interest and fees on the securitized receivables, net of an allowance for uncollectible amounts. Credit card securitization trusts require the Firm to maintain a minimum undivided interest of 4% to 12% of the principal receivables in the trusts. The Firm maintained an average undivided interest in principal receivables in the trusts of approximately 21% for the six months ended June 30, 2006, and 23% for the year ended December 31, 2005.

The Firm also maintains escrow accounts up to predetermined limits for some credit card and automobile securitizations in the unlikely event of deficiencies in cash flows owed to investors. The amounts available in such escrow accounts are recorded in Other assets and, as of June 30, 2006, amounted to $185 million and $58 million for credit card and automobile securitizations, respectively; as of December 31, 2005, these amounts were $754 million and $76 million for credit card and automobile securitizations, respectively.
The table below summarizes other retained securitization interests, which are primarily subordinated or residual interests and are carried at fair value on the Firm’s Consolidated balance sheets:

(in millions)	June 30, 2006	December 31, 2005

Residential mortgage(a)	$172	$182
Credit card(a)	750	808
Automobile(a)(b)	160	150
Wholesale activities(c)	495	265

Total	$1,577	$1,405

(a)
Pre-tax unrealized gains recorded in Stockholders’ equity that relate to retained securitization interests totaled $66 million and $60 million for Residential mortgage, and $3 million and $6 million for Credit card at June 30, 2006, and December 31, 2005, respectively; and $3 million and $5 million for Automobile at June 30, 2006, and December 31, 2005, respectively.

(b)
In addition to the automobile retained interest amounts noted above, the Firm also retained senior securities totaling $399 million at June 30, 2006, and $490 million at December 31, 2005, from auto securitizations that are classified as AFS securities. These securities are valued using quoted market prices and are therefore not included in the key economic assumption and sensitivities table that follows.

(c)
In addition to the wholesale retained interest amounts noted above, the Firm also retained subordinated securities totaling $63 million at June 30, 2006, and $51 million at December 31, 2005, predominantly from re-securitization activities. These securities are valued using quoted market prices and are therefore not included in the key assumptions and sensitivities table that follows.

The table below outlines the key economic assumptions used to determine the fair value of the other retained interests at June 30, 2006, and December 31, 2005, respectively, and outlines the sensitivities of those fair values to immediate 10% and 20% adverse changes in those assumptions:

	Residential
June 30, 2006 (in millions)	Mortgage		Credit card		Automobile		Wholesale activities

Weighted-average life (in years)	0.4-3.9		0.4-0.5		1.1		0.2-3.8

Prepayment rate(a)	13.4-40.7	% CPR	18.2-22.2	% PPR	1.4	% ABS	0.0-44.3	%(d)
Impact of 10% adverse change	$(1)		$(44)		$(1)		$(10)
Impact of 20% adverse change	(2)		(88)		(2)		(18)

Loss assumption	0.0-4.3	%(b)	3.0-4.8%		0.8%		1.4-2.9	%(b)
Impact of 10% adverse change	$(6)		$(90)		$(4)		$(33)
Impact of 20% adverse change	(12)		(181)		(9)		(59)
Discount rate	12.2-30.0	%(c)	5.6-12.0%		7.9%		0.2-24.1%
Impact of 10% adverse change	$(3)		$(2)		$(1)		$(18)
Impact of 20% adverse change	(6)		(3)		(3)		(37)

	Residential
December 31, 2005 (in millions)	Mortgage		Credit card		Automobile		Wholesale activities

Weighted-average life (in years)	0.5–3.5		0.4–0.7		1.2		0.2–4.1

Prepayment rate(a)	20.1–43.7	% CPR	11.9–20.8	% PPR	1.5	% ABS	0.0–50.0	%(d)
Impact of 10% adverse change	$(3)		$(44)		$—		$(5)
Impact of 20% adverse change	(5)		(88)		(2)		(6)

Loss assumption	0.0–5.2	%(b)	3.2–8.1%		0.7%		0.0–2.0	%(b)
Impact of 10% adverse change	$(10)		$(77)		$(4)		$(6)
Impact of 20% adverse change	(19)		(153)		(9)		(11)
Discount rate	12.7–30.0	%(c)	6.9–12.0%		7.2%		0.2–18.5%
Impact of 10% adverse change	$(4)		$(2)		$(1)		$(6)
Impact of 20% adverse change	(8)		(4)		(3)		(12)

(a)	CPR: constant prepayment rate; PPR: principal payment rate; ABS: absolute prepayment speed.
(b)	Expected credit losses for prime residential mortgage and certain wholesale securitizations are minimal and are incorporated into other assumptions.
(c)
The Firm sold certain residual interests from sub-prime mortgage securitizations via Net Interest Margin (“NIM”) securitizations and retained residual interests in these NIM transactions, which are valued using a 30% discount rate.

(d)	Prepayment risk on certain wholesale retained interests are minimal and are incorporated into other assumptions.

The sensitivity analysis in the preceding table is hypothetical. Changes in fair value based upon a 10% or 20% variation in assumptions generally cannot be extrapolated easily, because the relationship of the change in the assumptions to the change in fair value may not be linear. Also, in this table, the effect that a change in a particular assumption may have on the fair value is calculated without changing any other assumptions. In reality, changes in one factor may result in changes in other assumptions, which might counteract or magnify the sensitivities.
The table below presents information about delinquencies, net credit losses and components of reported and securitized financial assets at June 30, 2006, and December 31, 2005:

			Nonaccrual and 90 days
	Total Loans		or more past due		Net loan charge-offs
	June 30,	Dec. 31,	June 30,	Dec. 31,	Three months ended June 30,		Six months ended June 30,
(in millions)	2006	2005	2006	2005	2006	2005	2006	2005

Home equity	$77,826	$73,866	$403	$422	$30	$32	$63	$67
Mortgage	60,014	58,959	503	442	9	8	21	14
Auto loans and leases	42,184	46,081	133	193	45	47	96	130
All other loans	23,904	18,393	300	281	29	27	54	55
Credit card receivables	72,961	71,738	1,146	1,091	560	711	1,127	1,384

Total consumer loans	276,889	269,037	2,485	2,429	673	825	1,361	1,650
Total wholesale loans	178,215	150,111	851	1,042	(19)	(52)	(39)	(61)

Total loans reported	455,104	419,148	3,336	3,471	654	773	1,322	1,589
Securitized loans:
Residential mortgage(a)	6,772	8,061	251	370	16	27	31	59
Automobile	5,173	5,439	7	11	3	2	7	7
Credit card	66,349	70,527	977	730	561	930	1,010	1,847

Total consumer loans securitized	78,294	84,027	1,235	1,111	580	959	1,048	1,913
Securitized wholesale activities	22,082	9,049	303	4	—	—	—	—

Total loans securitized(b)	100,376	93,076	1,538	1,115	580	959	1,048	1,913

Total loans reported and securitized(c)	$555,480	$512,224	$4,874	$4,586	$1,234	$1,732	$2,370	$3,502

(a)	Includes $4.8 billion and $5.9 billion of outstanding principal balances on securitized sub-prime 1-4 family residential mortgage loans as of June 30, 2006, and December 31, 2005, respectively.

(b)
Total assets held in securitization-related SPEs were $220.9 billion and $204.2 billion at June 30, 2006, and December 31, 2005, respectively. The $100.4 billion and $93.1 billion of loans securitized at June 30, 2006, and December 31, 2005, respectively, excludes: $102.2 billion and $85.6 billion of securitized loans, respectively, in which the Firm’s only continuing involvement is the servicing of the assets; $18.1 billion and $24.8 billion of seller’s interests in credit card master trusts, respectively; and $0.2 billion and $0.7 billion of escrow accounts and other assets, respectively.

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
Multi-seller conduits
In June 2006, the Firm restructured four multi-seller conduits that it administers; each conduit issued a capital note that was acquired by an independent third-party investor who agreed to absorb the majority of the expected losses of the respective conduit whose note it purchased. In determining the primary beneficiary of the conduits, the Firm used a Monte-Carlo based model to size the expected losses and considered the relative rights and obligations of each of the variable interest holders. As a result of the restructuring, the Firm deconsolidated approximately an aggregate of $33 billion of the four conduits’ assets and liabilities as of June 30, 2006. The following table summarizes the Firm’s involvement with Firm-administered multi-seller conduits:

	Consolidated		Nonconsolidated		Total
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
(in billions)	2006	2005	2006	2005	2006	2005

Total commercial paper issued by conduits	$3.1	$35.2	$42.1	$8.9	$45.2	$44.1
Commitments
Asset-purchase agreements	$0.2	$47.9	$62.7	$14.3	$62.9	$62.2
Program-wide liquidity commitments	1.0	5.0	5.0	1.0	6.0	6.0
Program-wide limited credit enhancements	—	1.3	1.5	1.0	1.5	2.3
Maximum exposure to loss(a)	1.0	48.4	63.7	14.8	64.7	63.2

(a)
The Firm’s maximum exposure to loss is limited to the amount of drawn commitments (i.e., sellers’ assets held by the multi-seller conduits for which the Firm provides liquidity support) of $41.2 billion and $41.6 billion at June 30, 2006, and December 31, 2005, respectively, plus contractual but undrawn commitments of $23.5 billion and $21.6 billion at June 30, 2006, and December 31, 2005, respectively. Certain of the Firm’s administered multi-seller conduits were deconsolidated as of June 30, 2006; the assets deconsolidated were approximately $33 billion. Since the Firm provides credit enhancement and liquidity to these multi-seller conduits, the maximum exposure is not adjusted to exclude exposure absorbed by third-party liquidity providers.

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
Client intermediation
Assets held by credit-linked note vehicles and municipal bond vehicles at June 30, 2006, and December 31, 2005, were as follows:

(in billions)	June 30, 2006	December 31, 2005

Credit-linked note vehicles(a)	$17.7	$13.5
Municipal bond vehicles(b)	13.1	13.7

(a)
Assets of $2.0 billion and $1.8 billion reported in the table above were recorded on the Firm’s Consolidated balance sheets at June 30, 2006, and December 31, 2005, respectively, due to contractual relationships held by the Firm that relate to collateral held by the VIE.

(b)
Total amounts consolidated due to the Firm owning residual interests were $4.6 billion and $4.9 billion at June 30, 2006, and December 31, 2005, respectively, and are reported in the table. Total liquidity commitments were $7.0 billion and $5.8 billion at June 30, 2006, and December 31, 2005, respectively. The Firm’s maximum credit exposure to all municipal bond vehicles was $11.6 billion and $10.7 billion at June 30, 2006, and December 31, 2005, respectively.

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
Consolidated VIE assets
The following table summarizes the Firm’s total consolidated VIE assets, by classification, on the Consolidated balance sheets, as of June 30, 2006, and December 31, 2005:

(in billions)	June 30, 2006(c)	December 31, 2005

Consolidated VIE assets(a)
Investment securities	$0.1	$1.9
Trading assets(b)	8.8	9.3
Loans	14.9	8.1
Interests in purchased receivables	—	29.6
Other assets	8.9	3.0

Total consolidated assets	$32.7	$51.9

(a)
The Firm also holds $3.5 billion and $3.9 billion of assets, at June 30, 2006, and December 31, 2005, respectively, primarily as a seller’s interest, in certain consumer securitizations in a segregated entity, as part of a two-step securitization transaction. This interest is included in the securitization activities disclosed in Note 13 on pages 82–85 of this Form 10–Q.

(b)	Includes the fair value of securities and derivatives.

(c)
Certain multi-seller conduits administered by the Firm were deconsolidated as of June 30, 2006; the assets deconsolidated consisted of $29 billion of Interests in purchased receivables, $3 billion of Loans and $1 billion of investment securities.

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

NOTE 15 – GOODWILL AND OTHER INTANGIBLE ASSETS
For a discussion of accounting policies related to Goodwill and Other intangible assets, see Note 15 on pages 114–116 of JPMorgan Chase’s 2005 Annual Report.
Goodwill and other intangible assets consist of the following:

(in millions)	June 30, 2006	December 31, 2005

Goodwill	$43,498	$43,621
Mortgage servicing rights	8,247	6,452
Purchased credit card relationships	3,138	3,275
All other intangibles:
Other credit card–related intangibles	$299	$124
Core deposit intangibles	2,429	2,705
Other intangibles	1,503	2,003

Total All other intangible assets	$4,231	$4,832

Goodwill
As of June 30, 2006, goodwill decreased by $123 million compared with December 31, 2005, principally resulting from the transfer of $402 million of goodwill to Assets of discontinued operations held-for-sale, related to the pending transfer of the Corporate trust business to The Bank of New York, and from purchase accounting adjustments related to the acquisition of the Sears Canada credit card business. The decrease was partially offset by an increase in Goodwill in connection with the acquisition of Collegiate Funding Services.
Goodwill was not impaired at June 30, 2006, or December 31, 2005, nor was any goodwill written off due to impairment during either the six months ended June 30, 2006, or June 30, 2005.
Goodwill attributed to the business segments was as follows:

(in millions)	June 30, 2006	December 31, 2005

Investment Bank	$3,531	$3,531
Retail Financial Services	15,507	14,991
Card Services	12,703	12,984
Commercial Banking	2,650	2,651
Treasury & Securities Services	1,675	2,062
Asset & Wealth Management	7,055	7,025
Corporate (Private Equity)	377	377

Total goodwill	$43,498	$43,621

Mortgage servicing rights
For a further description of the mortgage servicing rights (“MSRs”) asset, interest rate risk management, and valuation methodology of MSRs, see Note 15 on pages 114–116 of JPMorgan Chase’s 2005 Annual Report. The following tables summarize MSR activity during the six months ended June 30, 2006 and 2005.

Six months ended June 30, (in millions)	2006

Balance at beginning of period after valuation allowance	$6,452
Cumulative effect of change in accounting principle	230

Fair value at beginning of period	6,682

Originations of MSRs	754
Purchase of MSRs	350

Total additions	1,104

Sales	—
Change in valuation due to inputs and assumptions(a)	1,202
Change in valuation due to runoff and other(b)	(741)

Fair value at June 30	$8,247
Weighted-average prepayment speed assumption (CPR)	13.54%
Weighted-average discount rate	9.59%

Six months ended June 30, (in millions)	2005

Balance at beginning of period	$6,111
Additions	763
Sales	—
Other-than-temporary impairment	—
Amortization	(664)
SFAS 133 hedge valuation adjustments	(510)

Balance at June 30	5,700

Valuation allowance at beginning of period	1,031
SFAS 140 impairment (recovery) adjustment	(357)

Less: Valuation allowance at end of period	674

Balance at June 30, after valuation allowance	$5,026
Estimated fair value at June 30	$5,026
Weighted-average prepayment speed assumption (CPR)	18.13%
Weighted-average discount rate	8.54%

CPR: Constant prepayment rate

(a)	Represents MSR asset fair value adjustments due to changes in inputs, such as interest rates and volatility, as well as updates to assumptions used in the valuation model.

(b)	Includes changes in the MSR value due to servicing portfolio runoff (or time decay).
JPMorgan Chase uses a combination of derivatives, AFS securities and trading instruments to manage changes in the fair value of MSRs. The intent is to offset any changes in the fair value of MSRs with changes in the fair value of the related risk management instruments. MSRs decrease in value when interest rates decline. Conversely, securities (such as mortgage–backed securities), principal-only certificates and certain derivatives (when the Firm receives fixed–rate interest payments) increase in value when interest rates decline. Contractual service fees, late fees and other ancillary fees earned for the three months and six months ended June 30, 2006, were $494 million and $984 million, respectively. These fees are recorded in Mortgage fees and related income.
In the first quarter of 2006, the FASB issued SFAS 156. The standard is effective as of the beginning of the first fiscal year beginning after September 15, 2006, with early adoption permitted. JPMorgan Chase elected to adopt the standard effective January 1, 2006. The standard permits an entity a one-time irrevocable election to adopt fair value accounting for a class of servicing assets. The Firm has defined MSRs as one class of servicing assets for this election. This election is accounted for as a change in accounting principle. The difference between the fair value and the carrying amount, net of any related valuation allowance, of the MSRs as of the date of the initial application of the subsequent fair value measurement was recorded as a cumulative–effect adjustment to retained earnings of $150 million as of January 1, 2006. With the adoption of SFAS 156, changes in the fair values of the MSRs will be recorded in Mortgage fees and related income.
For the six months ended June 30, 2005, MSRs were accounted for under SFAS 140, using a lower of cost or market method, with applicable hedging activity accounted for under SFAS 133. Changes to the valuation allowance represented the extent to which the carrying value of the MSR asset exceeded its estimated fair value for its applicable SFAS 140 strata. Changes in the valuation allowance were the result of recognition of impairment, or the recovery of previously recognized impairment charges due to changes in market conditions during the period. The changes in the valuation allowance for MSRs are identified above.
Purchased credit card relationships and All other intangible assets
For the six months ended June 30, 2006, Purchased credit card relationship intangibles decreased by $137 million as a result of $371 million in amortization expense, partially offset by increases from purchase accounting adjustments related to the November 2005 acquisition of the Sears Canada credit card business. During the six months ended June 30, 2006, All other intangible assets declined $601 million primarily as a result of amortization and the transfer of $443 million of the corporate trust business’ intangibles to Assets of discontinued operations held-for-sale as a result of the pending transaction with The Bank of New York, offset partially by increases from further purchase accounting adjustment related to the acquisition of the Sears Canada credit card business.
Except for $513 million of indefinite-lived intangibles related to asset management advisory contracts which are not amortized but instead are tested for impairment at least annually, the remainder of the Firm’s other acquired intangible assets are subject to amortization.
The components of credit card relationships, core deposits and other intangible assets were as follows:

	June 30, 2006			December 31, 2005
			Net			Net
	Gross	Accumulated	carrying	Gross	Accumulated	carrying
(in millions)	amount	amortization	value	amount	amortization	value

Purchased credit card relationships	$5,559	$2,421	$3,138	$5,325	$2,050	$3,275

All other intangibles:
Other credit card–related intangibles	$360	$61	$299	$183	$59	$124
Core deposit intangibles	3,796	1,367	2,429	3,797	1,092	2,705
Other intangibles(a)	1,953	450 (b)	1,503	2,582	579 (b)	2,003

Total All other intangibles	$6,109	$1,878	$4,231	$6,562	$1,730	$4,832

(a)
Amounts at June 30, 2006, exclude other intangibles and related accumulated amortization of the corporate trust business transferred to Assets of discontinued operations held-for-sale as a result of the pending transaction with The Bank of New York.

(b)
Includes $5 million and $8 million of amortization expense related to servicing assets on securitized automobile loans, which is recorded in Asset management, administration and commissions, for the six months ended June 30, 2006 and 2005.

Amortization expense	Three months ended June 30,		Six months ended June 30,
(in millions)	2006	2005	2006	2005

Purchased credit card relationships	$186	$175	$371	$350
Other credit card–related intangibles	1	11	2	22
Core deposit intangibles	137	155	275	312
Other intangibles	33	35	64	67

Total amortization expense	$357	$376	$712	$751

Future amortization expense
The following table presents estimated amortization expenses related to credit card relationships, core deposits and All other intangible assets at June 30, 2006:

	Purchased	Other credit	Core
	credit card	card–related	deposit	Other
For the year: (in millions)	relationships	intangibles	intangibles	intangibles	(b)	Total

2006(a)	$721	$7	$547	$118		$1,393
2007	656	10	469	106		1,241
2008	550	17	402	97		1,066
2009	403	22	329	89		843
2010	340	27	276	76		719

(a)
Includes $371 million, $2 million, $275 million and $64 million of amortization expense related to purchased credit card relationships, other credit card-related intangibles, core deposit intangibles and other intangibles, respectively, recognized during the first six months of 2006.

(b)
Excludes future amortization expense on Other intangibles of the corporate trust business transferred to Assets of discontinued operations held-for-sale as a result of the pending transaction with The Bank of New York.

NOTE 16 – EARNINGS PER SHARE
For a discussion of the computation of basic and diluted earnings per share (“EPS”) see Note 20 on page 119 of JPMorgan Chase’s 2005 Annual Report. The following table presents the calculation of basic and diluted EPS for the three and six months ended June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2006	2005	2006	2005

Basic earnings per share
Income from continuing operations	$3,484	$937	$6,511	$3,143
Discontinued operations	56	57	110	115

Net income	$3,540	$994	$6,621	$3,258
Less: preferred stock dividends	—	3	4	8

Net income applicable to common stock	$3,540	$991	$6,617	$3,250
Weighted-average basic shares outstanding	3,473.8	3,493.0	3,473.3	3,505.2

Income from continuing operations	$1.00	$0.27	$1.87	$0.89
Discontinued operations	0.02	0.01	0.04	0.04

Net income per share	$1.02	$0.28	$1.91	$0.93

Diluted earnings per share
Net income applicable to common stock	$3,540	$991	$6,617	$3,250
Weighted-average basic shares outstanding	3,473.8	3,493.0	3,473.3	3,505.2
Add: Broad-based options	6.8	3.4	6.0	3.6
Restricted stock, restricted stock units and key employee options	91.6	51.9	92.2	50.2

Weighted-average diluted shares outstanding	3,572.2	3,548.3	3,571.5	3,559.0

Income from continuing operations	$0.98	$0.26	$1.82	$0.88
Discontinued operations	0.01	0.02	0.03	0.03

Net income per share(a)	$0.99	$0.28	$1.85	$0.91

(a)
Options issued under employee benefit plans to purchase 147 million and 379 million shares of common stock were outstanding for the three months ended June 30, 2006 and 2005, respectively, but were not included in the computation of diluted EPS because the options were anti-dilutive. For the six months ended June 30, 2006 and 2005, options issued under employee benefit plans to purchase common stock excluded from the computation were 154 million and 370 million shares, respectively.

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the after-tax change in unrealized gains and losses on AFS securities, cash flow hedging activities and foreign currency translation adjustments (including the impact of related derivatives).

	Unrealized		Cash	Accumulated other
(in millions)	gains (losses)	Translation	flow	comprehensive
Six months ended June 30, 2006	on AFS securities(a)	adjustments	hedges	income (loss)

Balance at January 1, 2006	$(224)	$(8)	$(394)	$(626)
Net change	(727) (b)	6 (c)	129 (d)	(592)

Balance at June 30, 2006	$(951)	$(2)	$(265)	$(1,218)

	Unrealized		Cash		Accumulated other
(in millions)	gains (losses)	Translation	flow		comprehensive
Six months ended June 30, 2005	on AFS securities(a)	adjustments	hedges		income (loss)

Balance at January 1, 2005	$(61)	$(8)	$(139)		$(208)
Net change	190 (b)	— (c)	(43	)(d)	147

Balance at June 30, 2005	$129	$(8)	$(182)		$(61)

(a)	Represents the after-tax difference between the fair value and amortized cost of the AFS securities portfolio and retained interests in securitizations recorded in Other assets.

(b)
The net change for the six months ended June 30, 2006 was due primarily to an increase in rates, partially offset by sales of investment securities at losses. The net change for the six months ended June 30, 2005 was primarily due to sales of investment securities at losses, partially offset by higher interest rates.

(c)
At June 30, 2006 and 2005, included $203 million and $(270) million, respectively, of after-tax gains (losses) on foreign currency translation from operations for which the functional currency is other than the U.S. dollar offset by $(197) million and $270 million, respectively, of after-tax gains (losses) on hedges.

(d)
The net change for the six months ended June 30, 2006, included $23 million of after-tax losses recognized in income and $106 million of after tax gains representing the net change in derivative fair value that was reported in comprehensive income. The net change for the six months ended June 30, 2005, included $50 million of after-tax losses recognized in income and $93 million of after-tax losses representing the net change in derivative fair values that were reported in comprehensive income.

NOTE 18 – COMMITMENTS AND CONTINGENCIES
Litigation reserve
The Firm maintains litigation reserves for certain of its outstanding litigation, including material legal proceedings. While the outcome of litigation is inherently uncertain, management believes, in light of all information known to it at June 30, 2006, the Firm’s litigation reserves were adequate at such date. Management reviews litigation reserves periodically, and the reserves may be increased or decreased in the future to reflect further litigation developments. The Firm believes it has meritorious defenses to claims asserted against it in its currently outstanding litigation and, with respect to such litigation, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interest of stockholders.
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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2006	2005	2006	2005

Fair value hedge ineffective net gains/(losses)(a)	$(29)	$60	$(59)	$(41)
Cash flow hedge ineffective net gains/(losses)(a)	6	—	4	—
Cash flow hedging gains/(losses) on forecasted transactions that failed to occur	—	—	—	—

(a)	Includes ineffectiveness and the components of hedging instruments that have been excluded from the assessment of hedge effectiveness.
Over the next 12 months, it is expected that $46 million (after-tax) of net gains recorded in Accumulated other comprehensive income (loss) at June 30, 2006, will be recognized in earnings. The maximum length of time over which forecasted transactions are hedged is 10 years, and such transactions primarily relate to core lending and borrowing activities.
NOTE 20 – OFF–BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS AND GUARANTEES
For a discussion of off–balance sheet lending-related financial instruments and guarantees, and the Firm’s related accounting policies, see Note 27 on pages 124–125 of JPMorgan Chase’s 2005 Annual Report. To provide for the risk of loss inherent in wholesale-related contracts, an allowance for credit losses on lending-related commitments is maintained. See Note 12 on page 82 of this Form 10–Q for a further discussion regarding the allowance for credit losses on lending-related commitments.
The following table summarizes the contractual amounts of off–balance sheet lending-related financial instruments and guarantees and the related allowance for credit losses on lending-related commitments at June 30, 2006, and December 31, 2005:
Off–balance sheet lending-related financial instruments and guarantees

			Allowance for
	Contractual amount		lending-related commitments
	June 30,	December 31,	June 30,	December 31,
(in millions)	2006	2005	2006	2005

Lending-related
Consumer(a)	$710,614	$655,596	$14	$15
Wholesale:
Other unfunded commitments to extend credit (b)(c)(d)	209,979	208,469	241	208
Asset purchase agreements(e)	63,999	31,095	6	3
Standby letters of credit and guarantees(c)(f)(g)	88,483	77,199	162	173
Other letters of credit(c)	4,453	4,346	1	1

Total wholesale	366,914	321,109	410	385

Total lending-related	$1,077,528	$976,705	$424	$400

Other guarantees
Securities lending guarantees(h)	$297,862	$244,316	NA	NA
Derivatives qualifying as guarantees(i)	64,400	61,759	NA	NA

(a)
Includes Credit card lending-related commitments of $627 billion at June 30, 2006, and $579 billion at December 31, 2005, which represent the total available credit to the Firm’s cardholders. The Firm has not experienced, and does not anticipate, that all of its cardholders will utilize their entire available lines of credit at the same time. The Firm can reduce or cancel a credit card commitment by providing the cardholder prior notice or, in some cases, without notice as permitted by law.

(b)
Includes unused advised lines of credit totaling $31.6 billion at June 30, 2006, and $28.3 billion at December 31, 2005, which are not legally binding. In regulatory filings with the FRB, unused advised lines are not reportable.

(c)	Represents contractual amount net of risk participations totaling $37.4 billion at June 30, 2006, and $29.3 billion at December 31, 2005.

(d)	Excludes unfunded commitments to private third-party equity funds of $235 million and $242 million at June 30, 2006, and December 31, 2005, respectively.

(e)
Represents asset purchase agreements with the Firm’s administered multi-seller asset-backed commercial paper conduits, which excludes $0.1 billion and $32.4 billion at June 30, 2006, and December 31, 2005, respectively, related to conduits that were consolidated in accordance with FIN 46R, as the underlying assets of the conduits are reported in the Firm’s Consolidated balance sheets. It also includes $1.2 billion and $1.3 billion of asset purchase agreements to other third-party entities at June 30, 2006, and December 31, 2005, respectively. Certain of the Firm’s administered multi-seller conduits were deconsolidated as of June 30, 2006; the assets deconsolidated were approximately $33 billion.

(f)	JPMorgan Chase held collateral relating to $12.8 billion and $9.0 billion of these arrangements at June 30, 2006, and December 31, 2005, respectively.

(g)	Includes unused commitments to issue standby letters of credit of $43.5 billion and $37.5 billion at June 30, 2006, and December 31, 2005, respectively.

(h)	Collateral held by the Firm in support of securities lending indemnification agreements was $296 billion at June 30, 2006, and $245 billion at December 31, 2005, respectively.

(i)	Represents notional amounts of derivative guarantees. For a further discussion of guarantees, see Note 27 on pages 124–125 of JPMorgan Chase’s 2005 Annual Report.
For a discussion of the off–balance sheet lending-related arrangements the Firm considers to be guarantees under FIN 45, and the related accounting policies, see Note 27 on pages 124–125 of JPMorgan Chase’s 2005 Annual Report. The amount of the liability related to FIN 45 guarantees recorded at June 30, 2006, and December 31, 2005, excluding commitments and derivative contracts discussed above, was $307 million and $313 million, respectively.
In addition to the contracts described above, there are certain derivative contracts to which the Firm is a counterparty that meet the characteristics of a guarantee under FIN 45. For a discussion of the derivatives the Firm considers to be guarantees, and the related accounting policies, see Note 27 on pages 124–125 of JPMorgan Chase’s 2005 Annual Report. The total notional value of the derivatives that the Firm deems to be guarantees was $64 billion and $62 billion at June 30, 2006, and December 31, 2005, respectively. The fair value related to these contracts was a derivative receivable of $202 million and $198 million, and a derivative payable of $1.5 billion and $767 million at June 30, 2006, and December 31, 2005, respectively.
NOTE 21 – BUSINESS SEGMENTS
JPMorgan Chase is organized into six major reportable business segments (the Investment Bank (“IB”), Retail Financial Services (“RFS”), Card Services (“CS”), Commercial Banking (“CB”), Treasury & Securities Services (“TSS”) and Asset & Wealth Management (“AWM”)), as well as a Corporate segment. The segments are based upon the products and services provided or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a definition of managed basis, see the footnotes to the table below. For a further discussion concerning JPMorgan Chase’s business segments, see Business segment results on page 14 of this Form 10–Q, and pages 34–35 and Note 31 on pages 130–131 of JPMorgan Chase’s 2005 Annual Report.
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
Business Segment Disclosures
Various wholesale banking clients, together with the related revenue and expense, have been transferred between CB, the IB and TSS. In the first quarter of 2006, the primary client transfer was corporate mortgage finance from CB to the IB.
Certain expenses that are managed by the business segments, but that had been previously recorded in Corporate and allocated to the businesses, are now recorded as direct expenses within the businesses.

Capital allocation changes
Effective January 1, 2006, the Firm refined its methodology for allocating capital (i.e., equity) to the business segments. As a result of this refinement, RFS, CS, CB, TSS and AWM have higher amounts of capital allocated to them, commencing in the first quarter of 2006. The revised methodology considers for each line of business, among other things, goodwill associated with such business segment’s acquisitions since the Merger. In management’s view, the revised methodology assigns responsibility to the lines of business to generate returns on the amount of capital supporting acquisition-related goodwill. As part of this refinement in the capital allocation methodology, the Firm assigned to the Corporate segment an amount of equity capital equal to the then-current book value of goodwill from and prior to the Merger. As prior periods have not been revised to reflect the new capital allocations, capital allocated to the respective lines of business for 2006 is not comparable to prior periods and certain business metrics, such as ROE, are not comparable to the current presentation. The Firm may revise its equity capital allocation methodology again in the future.
Discontinued operations
As a result of the pending transaction with The Bank of New York, certain of the corporate trust businesses have been transferred from TSS to the Corporate segment and reported in discontinued operations for all periods reported.
The following table provides a summary of the Firm’s segment results for the three and six months ended June 30, 2006 and 2005, on a managed basis. The impact of credit card securitization adjustments have been included in Reconciling items so that the total Firm results are on a reported basis. Finally, Total net revenue (Noninterest revenue and Net interest income) for each of the segments is presented on a tax-equivalent basis. Accordingly, revenue from tax exempt securities and investments that receive tax credits are presented in the managed results on a basis comparable to taxable securities and investments. This approach allows management to assess the comparability of revenues arising from both taxable and tax-exempt sources. The corresponding income tax impact related to these items is recorded within income tax expense (benefit). The following table summarizes the business segment results and reconciliation to reported U.S. GAAP results.
Segment results and reconciliation(a)

(in millions, except ratios)	Investment	Retail Financial	Card	Commercial
Three months ended June 30, 2006	Bank	Services(d)	Services(e)	Banking

Net interest income	$84	$2,566	$2,962	$675
Noninterest revenue	4,100	1,213	702	274

Total net revenue	4,184	3,779	3,664	949

Provision for credit losses	(62)	100	1,031	(12)
Credit reimbursement (to)/from TSS(b)	30	—	—	—
Merger costs(c)	—	—	—	—
Other noninterest expense	2,946	2,259	1,249	496

Income (loss) from continuing operations before income tax expense	1,330	1,420	1,384	465
Income tax expense (benefit)	491	552	509	182

Income (loss) from continuing operations (after-tax)	839	868	875	283
Income from discontinued operations (after-tax)	—	—	—	—

Net income (loss)	$839	$868	$875	$283

Average equity	$21,000	$14,300	$14,100	$5,500
Average assets	672,056	234,097	144,284	56,561
Return on average equity	16%	24%	25%	21%
Overhead ratio	70	60	34	52

(in millions, except ratios)	Treasury &	Asset & Wealth		Reconciling
Three months ended June 30, 2006	Securities Services	Management	Corporate	Items(e)(f)	Total

Net interest income	$543	$248	$(355)	$(1,545)	$5,178
Noninterest revenue	1,045	1,372	289	767	9,762

Total net revenue	1,588	1,620	(66)	(778)	14,940

Provision for credit losses	4	(7)	—	(561)	493
Credit reimbursement (to)/from TSS(b)	(30)	—	—	—	—
Merger costs(c)	—	—	86	—	86
Other noninterest expense	1,050	1,081	69	—	9,150

Income (loss) from continuing operations before income tax expense	504	546	(221)	(217)	5,211
Income tax expense (benefit)	188	203	(181)	(217)	1,727

Income (loss) from continuing operations (after-tax)	316	343	(40)	—	3,484
Income from discontinued operations (after-tax)	—	—	56	—	56

Net income (loss)	$316	$343	$16	$—	$3,540

Average equity	$2,200	$3,500	$48,357	$—	$108,957
Average assets	31,774	43,228	218,782	(66,913)	1,333,869
Return on average equity	58%	39%	NM	NM	13%
Overhead ratio	66	67	NM	NM	62

(in millions, except ratios)	Investment	Retail Financial	Card	Commercial
Three months ended June 30, 2005	Bank	Services(d)	Services(e)	Banking

Net interest income	$557	$2,558	$2,976	$616
Noninterest revenue	2,203	1,241	910	252

Total net revenue	2,760	3,799	3,886	868

Provision for credit losses	(343)	94	1,641	142
Credit reimbursement (to)/from TSS(b)	38	—	—	—
Merger costs(c)	—	—	—	—
Other noninterest expense	2,181	2,126	1,383	469

Income (loss) from continuing operations before income tax expense	960	1,579	862	257
Income tax expense (benefit)	349	599	320	100

Income (loss) from continuing operations (after-tax)	611	980	542	157
Income from discontinued operations (after-tax)	—	—	—	—

Net income (loss)	$611	$980	$542	$157

Average equity	$20,000	$13,250	$11,800	$3,400
Average assets	594,186	225,574	140,741	52,073
Return on average equity	12%	30%	18%	19%
Overhead ratio	79	56	36	54

(in millions, except ratios)	Treasury &	Asset & Wealth		Reconciling
Three months ended June 30, 2005	Securities Services	Management	Corporate	Items(e)(f)	Total

Net interest income	$468	$274	$(775)	$(1,742)	$4,932
Noninterest revenue	949	1,069	407	585	7,616

Total net revenue	1,417	1,343	(368)	(1,157)	12,548

Provision for credit losses	2	(20)	1	(930)	587
Credit reimbursement (to)/from TSS(b)	(38)	—	—	—	—
Merger costs(c)	—	—	279	—	279
Other noninterest expense	1,090	917	2,353	—	10,519

Income (loss) from continuing operations before income tax expense	287	446	(3,001)	(227)	1,163
Income tax expense (benefit)	99	163	(1,177)	(227)	226

Income (loss) from continuing operations (after-tax)	188	283	(1,824)	—	937
Income from discontinued operations (after-tax)	—	—	57	—	57

Net income	$188	$283	$(1,767)	$—	$994

Average equity	$1,525	$2,400	$52,894	$—	$105,269
Average assets	27,364	42,001	160,320	(66,226)	1,176,033
Return on average equity	49%	47%	NM	NM	4%
Overhead ratio	77	68	NM	NM	86

(in millions, except ratios)	Investment	Retail Financial	Card	Commercial
Six months ended June 30, 2006	Bank	Services(d)	Services(e)	Banking

Net interest income	$274	$5,128	$5,975	$1,342
Noninterest revenue	8,609	2,414	1,374	507

Total net revenue	8,883	7,542	7,349	1,849

Provision for credit losses	121	185	2,047	(5)
Credit reimbursement (to)/from TSS(b)	60	—	—	—
Merger costs(c)	—	—	—	—
Other noninterest expense	6,137	4,497	2,492	994

Income (loss) from continuing operations before income tax expense	2,685	2,860	2,810	860
Income tax expense (benefit)	996	1,111	1,034	337

Income (loss) from continuing operations (after-tax)	1,689	1,749	1,776	523
Income from discontinued operations (after-tax)	—	—	—	—

Net income	$1,689	$1,749	$1,776	$523

Average equity	$20,503	$14,099	$14,100	$5,500
Average assets	659,209	232,849	145,134	55,671
Return on average equity	17%	25%	25%	19%
Overhead ratio	69	60	34	54

(in millions, except ratios)	Treasury &	Asset & Wealth		Reconciling
Six months ended June 30, 2006	Securities Services	Management	Corporate	Items(e)(f)	Total

Net interest income	$1,050	$494	$(902)	$(3,190)	$10,171
Noninterest revenue	2,023	2,710	429	1,746	19,812

Total net revenue	3,073	3,204	(473)	(1,444)	29,983

Provision for credit losses	—	(14)	—	(1,010)	1,324
Credit reimbursement (to)/from TSS(b)	(60)	—	—	—	—
Merger costs(c)	—	—	157	—	157
Other noninterest expense	2,098	2,179	330	—	18,727

Income (loss) from continuing operations before income tax expense	915	1,039	(960)	(434)	9,775
Income tax expense (benefit)	337	383	(500)	(434)	3,264

Income (loss) from continuing operations (after-tax)	578	656	(460)	—	6,511
Income from discontinued operations (after-tax)	—	—	110	—	110

Net income	$578	$656	$(350)	$—	$6,621

Average equity	$2,372	$3,500	$47,993	$—	$108,067
Average assets	30,509	42,126	193,084	(67,233)	1,291,349
Return on average equity	49%	38%	NM	NM	12%
Overhead ratio	68	68	NM	NM	63

(in millions, except ratios)	Investment	Retail Financial	Card	Commercial
Six months ended June 30, 2005	Bank	Services(d)	Services(e)	Banking

Net interest income	$1,191	$5,211	$5,983	$1,216
Noninterest revenue	5,756	2,435	1,682	479

Total net revenue	6,947	7,646	7,665	1,695

Provision for credit losses	(709)	188	3,277	136
Credit reimbursement (to)/from TSS(b)	76	—	—	—
Merger costs(c)	—	—	—	—
Other noninterest expense	4,708	4,288	2,696	923

Income (loss) from continuing operations before income tax expense	3,024	3,170	1,692	636
Income tax expense (benefit)	1,085	1,202	628	248

Income (loss) from continuing operations (after-tax)	1,939	1,968	1,064	388
Income from discontinued operations (after-tax)	—	—	—	—

Net income	$1,939	$1,968	$1,064	$388

Average equity	$20,000	$13,175	$11,800	$3,400
Average assets	581,276	225,348	139,632	51,607
Return on average equity	20%	30%	18%	23%
Overhead ratio	68	56	35	54

(in millions, except ratios)	Treasury &	Asset & Wealth		Reconciling
Six months ended June 30, 2005	Securities Services	Management	Corporate	Items(e)(f)	Total

Net interest income	$922	$556	$(1,450)	$(3,535)	$10,094
Noninterest revenue	1,801	2,148	321	1,285	15,907

Total net revenue	2,723	2,704	(1,129)	(2,250)	26,001

Provision for credit losses	(1)	(27)	(3)	(1,847)	1,014
Credit reimbursement (to)/from TSS(b)	(76)	—	—	—	—
Merger costs(c)	—	—	424	—	424
Other noninterest expense	2,054	1,851	3,693	—	20,213

Income (loss) from continuing operations before income tax expense	594	880	(5,243)	(403)	4,350
Income tax expense (benefit)	207	321	(2,081)	(403)	1,207

Income (loss) from continuing operations (after-tax)	387	559	(3,162)	—	3,143
Income from discontinued operations (after-tax)	—	—	115	—	115

Net income	$387	$559	$(3,047)	$—	$3,258

Average equity	$1,525	$2,400	$53,007	$—	$105,307
Average assets	27,932	40,865	169,666	(66,864)	1,169,462
Return on average equity	51%	47%	NM	NM	6%
Overhead ratio	75	68	NM	NM	79

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

(b)	TSS reimburses the IB for credit portfolio exposures the IB manages on behalf of clients the segments share.

(c)	All Merger costs are reported in the Corporate business segment. Merger costs attributed to the business segments for 2006 and 2005 were as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2006	2005	2006	2005

Investment Bank	$(1)	$9	$1	$14
Retail Financial Services	3	51	10	77
Card Services	3	74	16	85
Commercial Banking	1	(3)	1	(1)
Treasury & Securities Services	29	23	55	43
Asset & Wealth Management	8	24	14	38
Corporate	43	101	60	168

Total Merger costs	$86	$279	$157	$424

(d)	Effective January 1, 2006, Retail Financial Services was reorganized into three businesses: Regional Banking, Mortgage Banking and Auto Finance. For a further discussion see page 14 of this Form 10–Q.

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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2006	2005	2006	2005

Net interest income	$1,498	$1,658	$3,072	$3,390
Noninterest revenue	(937)	(728)	(2,062)	(1,543)
Provision for credit losses	561	930	1,010	1,847
Average assets	66,913	66,226	67,233	66,864

(f)
Segment managed results reflect revenues on a tax-equivalent basis with the corresponding income tax impact recorded within income tax expense. These adjustments are eliminated in Reconciling items to arrive at the Firm’s reported U.S. GAAP results. Tax-equivalent adjustments were as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2006	2005	2006	2005

Net interest income	$47	$84	$118	$145
Noninterest revenue	170	143	316	258
Income tax expense	217	227	434	403

JPMORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEETS, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

	Three months ended June 30, 2006			Three months ended June 30, 2005
	Average		Rate	Average		Rate
	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)

ASSETS
Deposits with Banks	$39,193	$434	4.43%	$18,646	$190	4.08%
Federal Funds Sold and Securities Purchased under Resale Agreements	128,740	1,020	3.18	123,104	760	2.48
Securities Borrowed	86,742	842	3.89	60,207	363	2.42
Trading Assets – Debt Instruments	204,551	2,720	5.33	193,384	2,445	5.07
Securities: Available-for-Sale	82,772	1,125	5.45 (c)	67,601	634	3.76 (c)
Held-to-Maturity	73	1	6.44	97	2	9.36
Interests in Purchased Receivables	26,221	321	4.92	28,082	216	3.08
Loans	442,601	7,997	7.25	404,219	6,290	6.24

Total Interest-Earning Assets	1,010,893	14,460	5.74	895,340	10,900	4.88
Allowance for Loan Losses	(7,224)			(6,958)
Cash and Due from Banks	32,438			29,241
Trading assets – Equity instruments	70,045			43,935
Trading assets – Derivative receivables	60,340			58,304
Other assets	144,344			137,850
Assets of discontinued operations held-for-sale(a)	23,033			18,321

Total Assets	$1,333,869			$1,176,033

LIABILITIES
Interest-Bearing Deposits	$449,782	$4,118	3.67%	$382,127	$2,288	2.40%
Federal Funds Purchased and Securities Sold under Repurchase Agreements	184,943	1,776	3.85	158,175	1,061	2.69
Commercial Paper	17,484	188	4.31	12,496	76	2.42
Other Borrowings(b)	103,150	1,267	4.93	87,506	1,125	5.16
Beneficial Interests Issued by Consolidated VIEs	43,470	527	4.86	43,743	319	2.92
Long-term Debt	125,723	1,359	4.34	111,858	1,015	3.64

Total Interest-Bearing Liabilities	924,552	9,235	4.01	795,905	5,884	2.97
Noninterest-Bearing Deposits	125,999			123,402
Trading liabilities – Derivative Payables	61,385			55,511
All Other Liabilities, including the Allowance for Lending-related Commitments	90,845			78,627
Liabilities of discontinued operations held-for-sale(a)	22,131			17,103

Total Liabilities	1,224,912			1,070,548

STOCKHOLDERS’ EQUITY
Preferred Stock	—			216
Common Stockholders’ Equity	108,957			105,269

Total Stockholders’ Equity	108,957			105,485

Total Liabilities, Preferred Stock and Stockholders’ Equity	$1,333,869			$1,176,033

INTEREST RATE SPREAD			1.73%			1.91%
NET INTEREST INCOME AND MARGIN ON INTEREST-EARNING ASSETS		$5,225	2.07%		$5,016	2.25%

(a)
For purposes of the consolidated average balance sheet for assets and liabilities transferred to discontinued operations, JPMorgan Chase used Federal funds sold interest income as a reasonable estimate of the earnings on corporate trust deposits; therefore, JPMorgan Chase transferred to Assets of discontinued operations held-for-sale average Federal funds sold, along with the related interest income earned, and transferred to Liabilities of discontinued operations held-for-sale average corporate trust deposits.

(b)	Includes securities sold but not yet purchased.

(c)	For the three months ended June 30, 2006 and 2005, the annualized rate for available-for-sale securities based upon amortized cost was 5.37% and 3.75%, respectively.

JPMORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEETS, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

	Six months ended June 30, 2006			Six months ended June 30, 2005
	Average		Rate	Average		Rate
	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)

ASSETS
Deposits with Banks	$29,984	$654	4.40%	$16,948	$344	4.09%
Federal Funds Sold and Securities Purchased under Resale Agreements	129,003	2,042	3.19	114,096	1,324	2.34
Securities Borrowed	85,488	1,570	3.70	56,349	628	2.25
Trading Assets – Debt Instruments	195,167	5,289	5.46	190,424	4,709	4.99
Securities: Available-for-Sale	71,518	1,917	5.40 (c)	80,392	1,767	4.43 (c)
Held-to-Maturity	75	2	6.54	101	5	9.55
Interests in Purchased Receivables	28,114	652	4.68	28,676	402	2.83
Loans	435,859	15,470	7.18	401,331	12,295	6.18

Total Interest-Earning Assets	975,208	27,596	5.71	888,317	21,474	4.87
Allowance for Loan Losses	(7,173)			(7,074)
Cash and Due from Banks	32,325			29,513
Trading assets – Equity instruments	70,402			43,827
Trading assets – Derivative receivables	56,209			61,751
Other assets	143,139			135,149
Assets of discontinued operations held-for-sale(a)	21,239			17,979

Total Assets	$1,291,349			$1,169,462

LIABILITIES
Interest-Bearing Deposits	$434,925	$7,669	3.56%	$379,274	$4,229	2.25%
Federal Funds Purchased and Securities Sold under Repurchase Agreements	171,953	3,134	3.68	154,774	1,985	2.59
Commercial Paper	16,403	338	4.15	12,580	138	2.21
Other Borrowings(b)	105,413	2,638	5.05	87,995	2,353	5.39
Beneficial Interests Issued by Consolidated VIEs	42,835	934	4.40	44,514	591	2.68
Long-term Debt	122,318	2,594	4.28	109,941	1,939	3.56

Total Interest-Bearing Liabilities	893,847	17,307	3.90	789,078	11,235	2.87
Noninterest-Bearing Deposits	125,318			123,286
Trading liabilities – Derivative Payables	58,132			59,603
All Other Liabilities, including the Allowance for Lending-related Commitments	85,683			75,122
Liabilities of discontinued operations held-for-sale(a)	20,234			16,789

Total Liabilities	1,183,214			1,063,878

STOCKHOLDERS’ EQUITY
Preferred Stock	68			277
Common Stockholders’ Equity	108,067			105,307

Total Stockholders’ Equity	108,135			105,584

Total Liabilities, Preferred Stock and Stockholders’ Equity	$1,291,349			$1,169,462

INTEREST RATE SPREAD			1.81%			2.00%
NET INTEREST INCOME AND MARGIN ON INTEREST-EARNING ASSETS		$10,289	2.13%		$10,239	2.32%

(a)
For purposes of the consolidated average balance sheet for assets and liabilities transferred to discontinued operations, JPMorgan Chase used Federal funds sold interest income as a reasonable estimate of the earnings on corporate trust deposits; therefore, JPMorgan Chase transferred to Assets of discontinued operations held-for-sale average Federal funds sold, along with the related interest income earned, and transferred to Liabilities of discontinued operations held-for-sale average corporate trust deposits.

(b)	Includes securities sold but not yet purchased.

(c)	For the six months ended June 30, 2006 and 2005, the annualized rate for available-for-sale securities based upon amortized cost was 5.31% and 4.42%, respectively.

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
Discontinued operations: A component of an entity that is classified as held-for-sale or that has been disposed of from ongoing operations in its entirety or piecemeal, and for which the entity will not have any significant continuing involvement. A discontinued operation may be a separate major business segment, a component of a major business segment or a geographical area of operations of the entity that can be separately distinguished operationally and for financial reporting purposes.
FASB: Financial Accounting Standards Board.
FIN 39: FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts.”
FIN 45: FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirement for Guarantees, including Indirect Guarantees of Indebtedness of Others.”
FIN 48: FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”
FIN 46(R): FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.”
FSP FIN 46(R)-6: “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R).”
FSP FAS 123(R)-3: “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.”
FSP FAS 13-2: “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.”
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
Litigation reserve charges and recoveries: Includes insurance recoveries relating to certain material litigation of $260 million, $98 million and $208 million in the second quarter of 2006, first quarter of 2006 and fourth quarter of 2005, respectively. In the second and first quarters of 2005, $1,872 million and $900 million, respectively, were recorded related to the settlement of the Enron and WorldCom class action litigations and certain other material legal proceedings.
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
MSR risk management revenue: Includes changes in MSR asset fair value due to inputs or assumptions in model and derivative valuation adjustments and other.
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
SFAS 133: “Accounting for Derivative Instruments and Hedging Activities.”
SFAS 140: “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125.”
SFAS 142: “Goodwill and Other Intangible Assets.”
SFAS 149: “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.”
SFAS 155: “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.”
SFAS 156: “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.”
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
Equity markets includes client and portfolio management revenue related to market-making and proprietary risk-taking across global equity products, including cash instruments, derivatives and convertibles.
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
Sales specialists – Retail branch office personnel who specialize in the marketing of a single product, including mortgages, investments and business banking, by partnering with the personal bankers.
Mortgage banking revenues comprise the following:
Production revenue includes Mortgage Servicing Rights created from the sales of loans, net gains or losses on the sales of loans, and other production-related fees. Also includes revenue associated with originations of subprime mortgage loans.
Net mortgage servicing revenue
(a)
Servicing revenue represents all gross income earned from servicing third-party mortgage loans including stated service fees, excess service fees, late fees, and other ancillary fees. Also includes income associated with the servicing of subprime mortgages.

(b)	Changes in MSR asset fair value due to:
–
inputs or assumptions in the model include interest rates and other market-based factors. Also includes updates to assumption used in the MSR valuation process and changes in the value of servicing assets associated with subprime loans.

–
other changes in fair value include any factors other than those noted in the definition above. The single largest component of this line item is the change in MSR value due to servicing portfolio runoff (or time decay). For periods prior to January 1, 2006, this amount represents MSR asset amortization expense under SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125. Includes the results of both prime and subprime servicing assets.

–	derivative valuation adjustments and other represents fair value adjustments to the derivatives and other instruments used to hedge the MSR asset.
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
Correspondent (including negotiated transactions) – Correspondents are banks, thrifts, other mortgage banks and other financial institutions that sell closed loans to the Firm. Correspondent negotiated transactions occur when mid- to large-sized mortgage lenders, banks and bank-owned mortgage companies sell servicing to the Firm on an as-originated basis. These transactions supplement traditional production channels and provide growth opportunities in the servicing portfolio in stable and rising-rate periods.

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
Description of selected business metrics within Commercial Banking:
Liability balances include deposits and deposits that are swept to on–balance sheet liabilities (e.g., commercial paper, Fed funds purchased, and repurchase agreements).
IB revenues, gross – Represents 100% of the revenue related to investment banking products for which there is a sharing agreement between Commercial Banking and the Investment Bank and for the investment banking products that are sold through Commercial Banking.
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
Description of selected business metrics within Treasury & Securities Services:
Liability balances include deposits and deposits that are swept to on–balance sheet liabilities (e.g., commercial paper, Fed funds purchased, and repurchase agreements).
Asset & Wealth Management
Alternative Assets: The following types of assets constitute alternative investments – hedge funds, currency, real estate and private equity.
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
Additional factors that may cause future results to differ materially from forward-looking statements are discussed in Part I, Item 1A: Risk Factors in the Firm’s Annual Report on Form 10–K for the year ended December 31, 2005, to which reference is hereby made. There is no assurance that any list of risks and uncertainties or risk factors is complete.
Any forward-looking statements made by or on behalf of the Firm speak only as of the date they are made and JPMorgan Chase does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made. The reader should, however, consult any further disclosures of a forward-looking nature the Firm may make in any subsequent Annual Reports on Form 10–K, its Quarterly Reports on Form 10–Q and its Current Reports on Form 8–K.

Item 3 Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see the Market Risk Management section of the MD&A on pages 63–65 of this Form 10–Q.
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
On August 3, 2006, the Firm filed an amended 2005 Form 10-K to restate the Consolidated statements of cash flows for the annual periods of 2005, 2004 and 2003 and an amended Form 10-Q to restate the Consolidated statements of cash flows for each of the quarterly periods of 2005 and the first quarter of 2006. The restatements did not affect the Firm’s Consolidated statements of income, Consolidated balance sheets or Consolidated statements of changes in stockholders’ equity for any of the affected periods. Accordingly, the Firm’s historical revenues, net income, earnings per share, total assets and regulatory capital remained unchanged.
The restatements resulted solely from the misclassification of cash flows related to certain residential mortgages and other loans that had been originated or purchased with the intent to sell. The cash flows from these loans had been classified as investing activities. However, in accordance with Statement of Financial Accounting Standards No. 102, “Statement of Cash Flows — Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale,” cash flows from these loans should have been, and in the future will be, classified as operating activities, rather than investing activities. Accordingly, the restatements solely affected the classification of these activities and the subtotals of cash flows from operating and investing activities presented in the affected Consolidated statements of cash flows, but they had no impact on the net increase (decrease) in total Cash and due from banks set forth in the Consolidated statements of cash flows for any of the previously reported periods.
There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the second quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
Part II Other Information
Item 1 Legal proceedings
The following information supplements and amends the disclosure set forth under Part I, Item 3 “Legal proceedings” in the Firm’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and Part II, Item 1 “Legal proceedings” in the Firm’s Quarterly Report on Form 10–Q for the quarterly period ending March 31, 2006 (the “Firm’s SEC filings”).
Enron litigation. On May 24, 2006, the United States District Court for the Southern District of Texas approved the previously described settlement of the lead class action captioned Newby v. Enron Corp., and entered an order of final judgment and dismissal as to the JPMorgan Chase defendants. Certain plaintiffs have purported to appeal this final judgment to the United States Court of Appeals for the Fifth Circuit. Also, on May 8, 2006, JPMorgan Chase Bank filed motions to dismiss the two actions alleging state law claims relating to its role as indenture trustee in connection with certain Enron securities. Oral argument was heard on these motions on July 6, 2006.
IPO allocation litigation. The parties are in the process of drafting the requisite documents to effectuate the $425 million settlement by the Firm described in the Memorandum of Understanding in contemplation of submission of the settlement for approval by the District Court. In addition, on April 24, 2006, the United States District Court for the Southern District of New York held a fairness hearing concerning the proposed issuer settlement. The request for final approval of the proposed issuer settlement is currently sub judice before the District Court. On June 6, 2006, the United States Court of Appeals for the Second Circuit heard oral argument on the underwriter defendants’ appeal from the District Court’s October 13, 2004 decision certifying classes in six “focus” cases in the securities litigation. The appeal is currently sub judice before the Second Circuit.
National Century Financial Enterprises litigation. On June 28, 2006, the JPMorgan entities, the Bank One entities and the Defendant Employees reached a settlement with the holders of $89 million face value of Notes (the “NYC Pension Funds Noteholders”). The settlement is contingent upon the entry of certain orders by the MDL court and bankruptcy courts. Assuming the contingencies are met, the Firm has agreed to pay the NYC Pension Funds Noteholders the sum of approximately $16 million for all claims and potential claims held by them.

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
Item 1A Risk Factors
For a discussion of the risk factors affecting the Firm, see Part 1, Item 1A, Risk Factors, on pages 4–6 and Forward-Looking Statements on page 135 of JPMorgan Chase’s 2005 Form 10–K.
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
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of 2006, there were no shares of common stock of JPMorgan Chase & Co. issued in transactions exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof.
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
For the three and six months ended June 30, 2006, under the respective stock repurchase programs then in effect, the Firm repurchased a total of 17.7 million shares and 49.5 million shares for $745.5 million and $2.0 billion at an average price per share of $42.24 and $41.14, respectively. Of the $2.0 billion of shares repurchased in the first half of 2006, $1.1 billion was repurchased during the first quarter under the original $6 billion stock repurchase program, and $888 million was repurchased in the first and second quarters under the new $8 billion stock repurchase program. For the three and six months ended June 30, 2005, under the original $6 billion stock repurchase program then in effect, the Firm repurchased 16.8 million shares and 52.8 million shares for $593.7 million and $1.9 billion at an average price per share of $35.32 and $36.17, respectively. As of June 30, 2006, $7.1 billion of authorized repurchase capacity remained under the new stock repurchase program.
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

The Firm’s repurchases of equity securities during the second quarter and the first half of 2006 were as follows:

			Dollar value of
	Total open	Average	remaining authorized
For the six months ended	market shares	price paid	repurchase program
June 30, 2006	repurchased	per share(a)	(in millions)

First quarter	31,828,600	$40.54	$7,857

April	4,032,300	42.32	7,686
May	4,390,000	44.49	7,491
June	9,228,700	41.13	7,112

Second quarter	17,651,000	42.24

Year-to-date	49,479,600	$41.14

(a)	Excludes commission costs.
In addition to the repurchases disclosed above, participants in the Firm’s stock-based incentive plans may have shares withheld to cover income taxes. Shares withheld to pay income taxes are repurchased pursuant to the terms of the applicable plan and not under the Firm’s share repurchase program. Shares repurchased pursuant to these plans during the second quarter and the first half of 2006 were as follows:

		Average
For the six months ended	Total shares	price paid
June 30, 2006	repurchased	per share

First quarter	7,724,733	$38.72

April	105,936	42.17
May	19,922	44.28
June	39,606	43.01

Second quarter	165,464	42.62

Year-to-date	7,890,197	$38.81

Item 3  Defaults Upon Senior Securities
None
Item 4  Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders of JPMorgan Chase was held on May 16, 2006. For a summary of the matters submitted to vote at the meeting, see the Firm’s Current Report on Form 8–K dated May 18, 2006, which is incorporated herein by reference.
Item 5  Other Information
None
Item 6  Exhibits

31.1	–	Certification
31.2	–	Certification
32	–	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMORGAN CHASE & CO.

(Registrant)

Date: August 9, 2006	By	/s/ Joseph L. Sclafani
Joseph L. Sclafani

Executive Vice President and Controller [Principal Accounting Officer]

INDEX TO EXHIBITS
SEQUENTIALLY NUMBERED

EXHIBIT NO.	EXHIBITS	PAGE AT WHICH LOCATED

31.1	Certification	109

31.2	Certification	110

The following exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. In addition, Exhibit No. 32 shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	111