Form 10-Q
period 2006-09-30
J P MORGAN CHASE & CO
filed 2006-11-08
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10–Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006	Commission file number 1-5805
JPMORGAN CHASE & CO.
(Exact name of registrant as specified in its charter)

Delaware	13-2624428
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

270 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)
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
☐ Yes   ☒ No

Number of shares of common stock outstanding as of October 31, 2006: 3,468,957,731

FORM 10–Q

JPMORGAN CHASE & CO.
CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)
(in millions, except per share, headcount and ratio data)	Nine months ended September 30,
As of or for the period ended	3Q06	2Q06	1Q06	4Q05	3Q05	2006	2005

Selected income statement data
Noninterest revenue	$10,021	$9,762	$10,050	$8,804	$9,482	$29,833	$25,389
Net interest income	5,379	5,178	4,993	4,678	4,783	15,550	14,877

Total net revenue	15,400	14,940	15,043	13,482	14,265	45,383	40,266
Provision for credit losses	812	493	831	1,224	1,245	2,136	2,259
Noninterest expense	9,651	9,236	9,648	8,430	9,359	28,535	29,996

Income from continuing operations before income tax expense	4,937	5,211	4,564	3,828	3,661	14,712	8,011
Income tax expense	1,705	1,727	1,537	1,186	1,192	4,969	2,399

Income from continuing operations (after-tax)	3,232	3,484	3,027	2,642	2,469	9,743	5,612
Income from discontinued operations (after-tax)(a)	65	56	54	56	58	175	173

Net income	$3,297	$3,540	$3,081	$2,698	$2,527	$9,918	$5,785

Per common share
Basic earnings per share
Income from continuing operations	$0.93	$1.00	$0.87	$0.76	$0.71	$2.81	$1.60
Net income	0.95	1.02	0.89	0.78	0.72	2.86	1.65

Diluted earnings per share
Income from continuing operations	$0.90	$0.98	$0.85	$0.74	$0.70	$2.73	$1.58
Net income	0.92	0.99	0.86	0.76	0.71	2.78	1.62
Cash dividends declared per share	0.34	0.34	0.34	0.34	0.34	1.02	1.02
Book value per share	32.75	31.89	31.19	30.71	30.26	32.75	30.26

Common shares outstanding
Average: Basic	3,469	3,474	3,473	3,472	3,485	3,472	3,498
Diluted	3,574	3,572	3,571	3,564	3,548	3,572	3,555
Common shares at period-end	3,468	3,471	3,473	3,487	3,503

Selected ratios
Return on common equity (“ROE”)(b)	12%	13%	12%	10%	9%	12%	7%
Return on assets (“ROA”)(b)(c)	1.00	1.06	1.00	0.89	0.84	1.02	0.66
Tier 1 capital ratio	8.6	8.5	8.5	8.5	8.2
Total capital ratio	12.1	12.0	12.1	12.0	11.3
Tier 1 leverage ratio	6.3	5.8	6.1	6.3	6.2

Selected balance sheet data (period-end)
Total assets	$1,338,029	$1,328,001	$1,273,282	$1,198,942	$1,203,033
Securities	86,548	78,022	67,126	47,600	68,697
Loans	463,544	455,104	432,081	419,148	420,504
Deposits(d)	582,115	593,716	584,465	554,991	535,123
Long-term debt	126,619	125,280	112,133	108,357	101,853
Common stockholders’ equity	113,561	110,684	108,337	107,072	105,996
Total stockholders’ equity	113,561	110,684	108,337	107,211	106,135

Credit quality metrics
Allowance for credit losses	$7,524	$7,500	$7,659	$7,490	$7,615	$7,524	$7,615
Nonperforming assets(e)	2,300	2,384	2,348	2,590	2,839	2,300	2,839
Allowance for loan losses to total loans(f)	1.65%	1.69%	1.83%	1.84%	1.86%	1.65%	1.86%
Net charge-offs	$790	$654	$668	$1,360	$870	$2,112	$2,459
Net charge-off rate(b)(f)	0.74%	0.64%	0.69%	1.39%	0.89%	0.69%	0.87%
Wholesale net charge-off (recovery) rate(b)(f)	(0.03)	(0.05)	(0.06)	0.07	(0.12)	(0.04)	(0.10)
Managed card net charge-off rate(b)	3.58	3.28	2.99	6.39	4.70	3.29	4.80

Headcount	171,589	172,423	170,787	168,847	168,955

Share price(g)
High	$47.49	$46.80	$42.43	$40.56	$35.95	$47.49	$39.69
Low	40.40	39.33	37.88	32.92	33.31	37.88	33.31
Close	46.96	42.00	41.64	39.69	33.93	46.96	33.93

(a)
On October 1, 2006, the Firm completed the exchange of selected corporate trust businesses including trustee, paying agent, loan agency and document management services for the consumer, small-business and middle-market banking businesses of The Bank of New York. The results of operations of these corporate trust businesses are being reported as discontinued operations for each of the periods presented.

(b)	Based upon annualized amounts.

(c)	Represents Net income divided by Total average assets.

(d)	Excludes deposits of $24.0 billion and $26.5 billion at September 30, 2006 and June 30, 2006, respectively, which have been reclassified to Liabilities of discontinued operations held-for-sale.

(e)	Excludes wholesale held-for-sale (“HFS”) loans purchased as part of the Investment Bank’s proprietary activities.

(f)	Excluded from the allowance coverage ratios were end-of-period loans held-for-sale; and excluded from the net charge-off rates were average loans held-for-sale.

(g)
JPMorgan Chase’s common stock is listed and traded on the New York Stock Exchange, the London Stock Exchange Limited and the Tokyo Stock Exchange. The high, low and closing prices of JPMorgan Chase’s common stock are from The New York Stock Exchange Composite Transaction Tape.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Form 10-Q provides management’s discussion and analysis (“MD&A”) of the financial condition and results of operations for JPMorgan Chase & Co. See the Glossary of terms on pages 100–102 for definitions of terms used throughout this Form 10-Q. The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause JPMorgan Chase’s results to differ materially from those set forth in such forward-looking statements. See Forward-looking statements on page 104 and Part II, Item 1A: Risk Factors on page 106, of this Form 10-Q.
References to the “2005 Annual Report” in this Form 10-Q are to the Firm’s Annual Report on Form 10–K for the year ended December 31, 2005, as amended by the Form 10-K/A filed on August 3, 2006, and as further amended by the Form 8-K filed on September 18, 2006.
INTRODUCTION
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States, with $1.3 trillion in assets, $114 billion in stockholders’ equity and operations worldwide. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing, asset and wealth management and private equity. Under the JPMorgan and Chase brands, the Firm serves millions of customers in the United States and many of the world’s most prominent corporate, institutional and government clients.
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
Investment Bank
JPMorgan Chase is one of the world’s leading investment banks, as evidenced by the breadth of the Investment Bank (“IB”) client relationships and product capabilities. The IB has extensive relationships with corporations, financial institutions, governments and institutional investors worldwide. The Firm provides a full range of investment banking products and services in all major capital markets, including advising on corporate strategy and structure, capital raising in equity and debt markets, sophisticated risk management, and market-making in cash securities and derivative instruments. The IB also commits the Firm’s own capital to proprietary investing and trading activities.
Retail Financial Services
Retail Financial Services (“RFS”) realigned its business reporting segments on January 1, 2006, into Regional Banking, Mortgage Banking and Auto Finance. On October 1, 2006, JPMorgan Chase acquired The Bank of New York Company, Inc.’s (“The Bank of New York”) consumer banking business, expanding the Regional Banking branch network, which is one of the largest in the United States, to include 3,016 branches and 8,240 automated teller machines (“ATMs”) covering 17 states. Regional Banking distributes, through its network, a variety of products including checking, savings and time deposit accounts; home equity, residential mortgage, small business banking and education loans; mutual fund and annuity investments; and on-line banking services. Mortgage Banking is a leading provider of mortgage loan products and is one of the largest originators and servicers of home mortgages. Auto Finance is one of the largest noncaptive originators of automobile loans, primarily through a network of automotive dealers across the United States.
Card Services
Card Services (“CS”) is one of the largest issuers of credit cards in the United States, with more than 139 million cards in circulation. CS offers a wide variety of general purpose and private label cards to satisfy the needs of individual consumers, small businesses and partner organizations. The Chase Paymentech Solutions, LLC joint venture is the largest processor of MasterCard® and Visa® payments in the world.

Commercial Banking
Commercial Banking (“CB”) has more than 25,000 clients, including corporations, municipalities, financial institutions and not-for-profit entities, with annual revenues generally ranging from $10 million to $2 billion. While most Middle Market clients are located within the RFS footprint, CB also serves larger corporations, as well as local governments and financial institutions, on a national basis. CB serves its clients through its local market presence, offering industry expertise, a dedicated client service team and risk management capabilities. Partnerships with other JPMorgan Chase businesses position CB to deliver broad product capabilities – including lending, treasury services, investment banking, and asset and wealth management – in order to meet its clients’ financial needs. The October 1, 2006, acquisition of The Bank of New York’s middle-market banking business added approximately 2,000 clients, $2.5 billion of loans and $1.3 billion in deposits.
Treasury & Securities Services
Treasury & Securities Services (“TSS”) is a global leader in providing transaction, investment and information services to support the needs of corporations, issuers and institutional investors worldwide. TSS is one of the largest cash management providers in the world and a leading global custodian. The Treasury Services (“TS”) business provides a variety of cash management products, trade finance and logistics solutions, wholesale card products, and short-term liquidity management tools. TS partners with the CB, Regional Banking and Asset & Wealth Management businesses to serve clients firmwide. As a result, certain TS revenues are included in other segments’ results. The Worldwide Securities Services (“WSS”) business provides safekeeping, valuing, clearing and servicing of securities and portfolios for investors and broker-dealers and management of American Depositary Receipts (“ADRs”) programs. On October 1, 2006, the Firm completed the exchange of selected corporate trust businesses, including trustee, paying agent, loan agency and document management services, for the consumer, small-business and middle-market banking businesses of The Bank of New York. These corporate trust businesses, which were previously reported in TSS, have been deemed discontinued operations. The related balance sheet, income statement and assets under custody activity have been transferred to the Corporate segment for all periods presented.
Asset & Wealth Management
Asset & Wealth Management (“AWM”) provides investment advice and management for institutions and individuals. With $1.3 trillion of Assets under supervision, AWM is one of the largest asset and wealth managers in the world. AWM serves four distinct client groups through three businesses: institutions through JPMorgan Asset Management; ultra-high-net-worth clients through the Private Bank; high-net-worth clients through Private Client Services; and retail clients through JPMorgan Asset Management. The majority of AWM’s client assets are in actively managed portfolios. AWM has global investment expertise in equities, fixed income, real estate, hedge funds, private equity and liquidity, including both money market instruments and bank deposits. AWM also provides trust and estate services to ultra-high-net-worth and high-net-worth clients and retirement services for corporations and individuals.
OTHER BUSINESS EVENTS
Acquisition of the consumer, small-business and middle-market banking businesses of The Bank of New York in exchange for selected corporate trust businesses, including trustee, paying agent, loan agency and document management services
On October 1, 2006, JPMorgan Chase completed the acquisition of The Bank of New York’s consumer, small-business and middle-market banking businesses in exchange for selected corporate trust businesses plus a cash payment of $150 million. The Bank of New York businesses acquired were valued at a premium of $2.30 billion; the Firm’s corporate trust businesses that were transferred (i.e., trustee, paying agent, loan agency and document management services) were valued at a premium of $2.15 billion. The Firm also may make a future payment to The Bank of New York of up to $50 million depending on certain new account openings. Reflected in the Firm’s fourth quarter 2006 earnings will be an after-tax gain of approximately $650 million relating to this transaction.
Sale of insurance underwriting business
On July 3, 2006, JPMorgan Chase completed the sale of its life insurance and annuity underwriting businesses to Protective Life Corporation for cash proceeds of approximately $1.2 billion that was comprised of $900 million of cash received from Protective Life Corporation and approximately $300 million of pre-closing dividends from the sold entities. The after-tax impact of this transaction was negligible. The sale included both the heritage Chase insurance business and the insurance business that Bank One had bought from Zurich Insurance in 2003.

EXECUTIVE OVERVIEW
This overview of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Form 10-Q. For a more complete understanding of events, trends and uncertainties, as well as the liquidity, capital, credit and market risks, and the critical accounting estimates, affecting the Firm and its various lines of business, this Form 10-Q should be read in its entirety. In the discussion below, information is presented on a managed basis. For more information about managed basis, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 12–15 of this Form 10-Q.
Business overview
The Firm reported 2006 third-quarter net income of $3.3 billion, or $0.92 per share, compared with net income of $2.5 billion, or $0.71 per share, for the third quarter of 2005. Return on common equity for the quarter was 12% compared with 9% in the prior year. The comparison with the prior year benefited from the absence of a special provision for credit losses related to Hurricane Katrina of $248 million after-tax, or $0.07 per share. Results for the current quarter included $30 million of merger charges after-tax, or $0.01 per share, compared with $137 million, or $0.04 per share, in the third quarter of 2005.
Net income for the first nine months of 2006 was $9.9 billion, or $2.78 per share, compared with $5.8 billion, or $1.62 per share, in the prior year. Return on common equity was 12% for the first nine months of 2006 compared with 7% for the prior-year period. Current year-to-date results included insurance recoveries related to certain material litigation of $233 million after-tax, or $0.07 per share, incremental expense of $415 million after-tax, or $0.11 per share, related to the adoption of SFAS 123R; and merger costs of $127 million after-tax, or $0.03 per share. Prior-year results included a litigation reserve charge of $1.7 billion after-tax, or $0.48 per share, a special provision for credit losses related to Hurricane Katrina of $248 million after-tax, or $0.07 per share, and merger costs of $400 million after-tax, or $0.11 per share.
During the quarter, the Firm completed the Tri-State consumer conversion, which linked the Firm’s more than 2,600 branches in 17 states on a common systems platform. In addition, on October 1, 2006, the Firm completed the exchange of selected corporate trust businesses, including trustee, paying agent, loan agency and document management services, for the consumer, small-business and middle-market banking businesses of The Bank of New York, adding $13 billion in deposits, $7.9 billion in loans, 339 branches and more than 400 ATMs.
Global economic and market conditions affected the performance of each of the Firm’s businesses. In the third quarter of 2006, the global economy continued to expand at a strong pace with some variance by region. The European economy continued to grow at a solid pace while growth in Asia and Japan slowed. The U.S. economy continued to slow, and was led by a decline in home construction. The Federal Reserve, after two years of raising interest rates, held the benchmark federal funds rate at 5.25%, anticipating slower U.S. economic growth and lower inflation. The yield curve inverted further, with long-term interest rates falling below the federal funds rate. Global equity markets benefited from the continuing economic expansion with market indices higher versus the prior year, but relatively flat compared with the prior quarter.
The discussion that follows highlights the performance of each business segment during the third quarter of 2006 with the comparable period in the prior year, unless otherwise noted.
Investment Bank net income was driven by record third-quarter revenue. Compared with the prior year, net income decreased as higher compensation expense and an increased provision for credit losses were offset largely by higher revenue. Revenue benefited from continued investments in key business initiatives, increased market share and global capital markets activity. Investment banking fees were at a record level, benefiting from record debt underwriting fees and strong advisory fees. Fixed Income Markets were down slightly from the prior year’s record level. Equity Markets results were also lower from a strong prior-year quarter. The provision for credit losses increased from the prior year’s benefit reflecting portfolio activity and stable credit quality. The increase in expense was due primarily to higher performance-based compensation including the impact of a higher ratio of compensation expense to revenue, and incremental expense related to SFAS 123R.
Retail Financial Services net income increased from the prior year, benefiting from a lower provision for credit losses and improved performance in Regional Banking and Auto Finance, partially offset by lower results in Mortgage Banking. Revenue was down slightly reflecting lower results in Mortgage Banking; the sale of the insurance business; narrower spreads on loans; and narrower spreads on deposits caused by a shift in the deposit mix reflecting the current interest rate and competitive environments. These factors were offset partially by increases in deposit and loan and lease balances, as well as higher fee income in Regional Banking. Also benefiting revenue this quarter was the absence of a prior-year net loss in Auto Finance associated with the transfer of $1.5 billion of loans to held-for-sale and the acquisition of Collegiate Funding Services. The provision for credit losses declined due to the absence of a special provision in the prior year for Hurricane Katrina. Expense decreased due to the sale of the insurance business and merger-related and other operating efficiencies, partially offset by ongoing investment in retail distribution, the acquisition of Collegiate Funding Services and higher depreciation expense on owned automobiles subject to operating leases. Continuing investment in the retail distribution network and the overall strength of the U.S. economy contributed to increases in the number of checking accounts, and average deposit and loan balances, as well as to improved cross-selling of credit cards and mortgages.

Card Services net income increased primarily due to lower credit losses benefiting from a significantly lower level of bankruptcy filings. The current interest rate and competitive environments have contributed to a decrease in managed revenue (excluding the impact of the deconsolidation of Paymentech). Additional factors negatively affecting revenue were: attrition of higher spread balances as a result of higher payment rates; the higher cost of funds on balance growth in promotional, introductory, and transactor loan balances; and higher volume-driven payments to partners. These decreases were offset partially by an increase in average managed loan balances, which benefited from recent portfolio acquisitions, and higher interchange income resulting from higher charge volume. The provision for credit losses benefited from lower bankruptcy-related losses, strong underlying credit quality and the absence, when compared to the prior year, of a special provision related to Hurricane Katrina. Total noninterest expense (excluding the impact of the deconsolidation of Paymentech) increased driven by recent acquisitions and higher marketing spending, partially offset by benefits from merger savings.
Commercial Banking net income was down, primarily due to a higher provision for credit losses. Revenue increased due to higher liability balances and loan volumes, reflecting increased sales efforts and U.S. economic growth. This benefit was offset largely by narrower loan spreads and a shift to lower-margin liability products. The increase in the provision for credit losses reflected growth in the loan portfolio and stable credit quality. Expense increased due largely to higher compensation expense and increased expense related to higher client usage of Treasury Services products.
Treasury & Securities Services net income was up from the prior year benefiting primarily from higher revenue. Revenue growth reflected wider spreads on higher average liability balances, business growth, increased product usage by clients and an increase in assets under custody, all of which benefited from global economic growth and capital markets activity. The increase in expense was due to increased client activity, business growth and investment in new product platforms.
Asset & Wealth Management generated strong net income growth compared with the prior year. Revenue growth was driven by increased assets under management, driven by strong net asset inflows and strength in global equity markets, and higher performance fees. Provision for credit losses was a benefit, reflecting a higher level of recoveries. The increase in expense was due primarily to higher performance-based compensation.
The Corporate segment reported a significantly lower net loss (excluding the impact of discontinued operations, as discussed further below). Revenue benefited from improved Treasury net interest spread and a higher level of available-for-sale securities. These benefits were offset partially by lower private equity gains. Expense decreased due to lower merger-related costs.
During the quarter ended September 30, 2006, approximately $655 million (pretax) of merger savings were realized, which is an annualized rate of approximately $2.6 billion. Management estimates that annualized merger savings will be approximately $2.8 billion by the end of 2006. Merger costs of $48 million were expensed during the third quarter of 2006, bringing the total amount expensed since the merger announcement to $3.3 billion (including capitalized costs). Management currently expects total merger costs to be approximately $4.0 billion. The balance of the merger costs are expected to be incurred by the end of 2007.
On October 1, 2006, the Firm completed the exchange of selected corporate trust businesses, including trustee, paying agent, loan agency and document management services, for the consumer, small-business and middle-market banking businesses of The Bank of New York. These corporate trust businesses, which were previously reported in TSS, have been deemed discontinued operations. The related balance sheet and income statement activity is reflected in the Corporate segment for all periods presented. During the current quarter, these businesses produced $65 million in net income compared with net income of $58 million in the prior year.
Managed credit costs for the Firm were $1.4 billion compared with $2.1 billion in the prior year. The decrease was due primarily to the absence this year of a special provision of $400 million related to Hurricane Katrina and releases of allowance for credit losses in the wholesale businesses, both in the third quarter of 2005, and lower bankruptcy-related filings in CS in the third quarter of 2006. Wholesale credit costs were $35 million compared with a benefit of $99 million in the prior year. The increase reflected loan growth and portfolio activity while credit quality remained stable. Managed consumer credit costs were $1.4 billion compared with $2.2 billion in the prior year. The reduction from the prior year reflected the impact in 2005 of special provisions related to Hurricane Katrina and higher bankruptcy-related filings.
The Firm had, at September 30, 2006, total stockholders’ equity of $113.6 billion and a Tier 1 capital ratio of 8.6%. The Firm purchased $900 million, or 20 million shares, of common stock during the quarter and $2.9 billion, or 69.5 million shares, of common stock during the first nine months of 2006.

Business outlook
The following forward-looking statements are based upon the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause JPMorgan Chase’s results to differ materially from those set forth in such forward-looking statements.
The performance of the Firm’s capital markets and wholesale businesses are affected by overall global economic growth and by financial market movements and activity levels. The Investment Bank enters the fourth quarter of 2006 with a strong fee pipeline and remains focused on continuing to build out new products and capabilities. However, results will be dependent upon market conditions in any given quarter.
In Retail Financial Services, the current interest rate and competitive environments are expected to continue in the fourth quarter, resulting in potential modest net interest margin compression. In Card Services, net interest margin and balances are also expected to experience continued pressure from the interest rate and competitive environments, as well as from high customer payment rates.
The Corporate segment includes Private Equity, Treasury, Corporate Other support units and discontinued operations. The revenue outlook for the Private Equity business is directly related to the strength of the equity markets and the performance of the underlying portfolio investments. If current market conditions persist, the Firm anticipates continued realization of private equity gains, but results can be volatile from quarter to quarter. Management believes that Treasury net interest income will approximate zero over time, but there will be volatility from quarter to quarter, and that Corporate Other, excluding one-time items, will have a net loss in the fourth quarter of 2006 that will be relatively consistent with the third-quarter 2006 level.
Overall credit quality remains stable across the wholesale and consumer portfolios. However, management does not expect the favorable credit environment to continue indefinitely and, therefore, anticipates higher credit losses over time.

CONSOLIDATED RESULTS OF OPERATIONS
The following section provides a comparative discussion of JPMorgan Chase’s consolidated results of operations on a reported basis. Factors that relate primarily to a single business segment are discussed in more detail within that business segment than they are in this consolidated section. Total net revenue, Noninterest expense and Income tax expense for prior periods have been revised to reflect the impact of discontinued operations. For a discussion of the Critical accounting estimates used by the Firm that affect the Consolidated results of operations, see page 67 of this Form 10-Q and pages 81–83 of the JPMorgan Chase 2005 Annual Report.
The following table presents the components of Total net revenue:

Total net revenue	Three months ended September 30,			Nine months ended September 30,
(in millions)	2006	2005	Change	2006	2005	Change

Investment banking fees	$1,416	$989	43%	$3,955	$2,943	34%
Principal transactions	2,636	2,886	(9)	7,866	6,246	26
Lending & deposit related fees	867	865	—	2,573	2,536	1
Asset management, administration and commissions	2,798	2,500	12	8,580	7,286	18
Securities gains (losses)	40	(44)	NM	(578)	(796)	27
Mortgage fees and related income	62	201	(69)	516	899	(43)
Credit card income	1,567	1,855	(16)	5,268	5,352	(2)
Other income	635	230	176	1,653	923	79

Noninterest revenue	10,021	9,482	6	29,833	25,389	18
Net interest income	5,379	4,783	12	15,550	14,877	5

Total net revenue	$15,400	$14,265	8%	$45,383	$40,266	13%

Total net revenue for the third quarter of 2006 was $15.4 billion, up by $1.1 billion, or 8%, from the prior year. The increase was due to record Investment banking fees, higher Other income, increased Asset management, administration, and commissions revenue, and higher Net interest income. Offsetting this growth was lower Credit card income; decreased Principal transactions revenue, partly from a decline in Private equity gains; and lower Mortgage Banking results. For the first nine months of 2006, Total net revenue was $45.4 billion, up by $5.1 billion, or 13%, from the prior year. The increase was driven primarily by the aforementioned items, except for Principal transactions, which were higher as a result of stronger trading performance.
Investment banking fees of $1.4 billion in the third quarter and $4.0 billion for the first nine months of 2006 were record levels for the Firm. The results were driven by record debt underwriting, and strong advisory and equity underwriting fees. For a further discussion of Investment banking fees, which are primarily recorded in the IB, see the IB segment results on pages 17–20 of this 10-Q.
Principal transactions revenue consists of realized and unrealized gains and losses from trading activities, including physical commodities inventories that are accounted for at the lower of cost or fair value, as well as Private equity gains. Trading revenue in the third quarter of 2006 declined slightly from last year’s record level. Private equity gains were lower, reflecting large realized gains recognized last year. In the first nine months of 2006, Principal transactions increased over the same period of last year due to stronger trading performance in Equities and Fixed Income, partially offset by lower private equity gains. For a further discussion of Principal transactions, see the IB and Corporate segment results on pages 17–20 and 41–43 , respectively, of this 10-Q.
Lending & deposit related fees rose slightly in comparison with the 2005 third-quarter and year-to-date periods as a result of higher fee income on deposit-related products from business growth in RFS. For a further discussion of Lending & deposit related fees, which are partly recorded in RFS, see the RFS segment results on pages 21–28 of this Form 10-Q.
The increase in Asset management, administration and commissions for the third quarter and first nine months of 2006 were due to increased assets under management and higher performance and placement fees. The growth in assets under management reflected net asset inflows in the retail segment, mainly in equity-related products, institutional flows in liquidity products, and market appreciation. Also contributing to the increase for both periods was an increase in assets under custody driven by market value appreciation and new business; and growth in ADRs, global clearing, and securities lending, which were driven by increased product usage by existing clients and new business. In addition, commissions rose due to higher brokerage transaction volume across regions, partly offset by the sale of the insurance business and BrownCo. For additional information on these fees and commissions, see the segment discussions for the IB on pages 17–20, TSS on pages 34–37 and AWM on pages 37–40, of this Form 10-Q.
The favorable variance in Securities gains (losses) for all periods primarily reflects the results of portfolio repositioning in connection with the Firm’s asset/liability management activities. For a further discussion of Securities gains (losses), which are mostly recorded in the Firm’s Treasury business, see the Corporate segment discussion on pages 41–43 of this Form 10-Q.

Mortgage fees and related income declined in comparison with the third quarter and nine months ended September 30, 2005, reflecting a reduction in the value of the MSR asset, partly offset by increased loan servicing revenue on higher third-party loans serviced. For the quarterly comparison, production revenue declined primarily resulting from lower mortgage originations; and for the year-to-date comparison, productions revenue rose as a result of wider margins. For a discussion of Mortgage fees and related income, which is recorded primarily in RFS’s Mortgage Banking business, see the Mortgage Banking discussion on pages 26–27 of this Form 10-Q.
Credit card income decreased from the third quarter of 2005, primarily from higher volume-driven payments to partners, including Kohl’s, and increased rewards expense, partially offset by increased interchange income related to higher charge volume. On a year-to-date basis, Credit card income decreased due to the aforementioned items. These were offset partially by higher servicing fees, which benefited from lower credit losses incurred on securitized credit card loans, as well as an increase in charge volume. Credit card income also was negatively impacted by the deconsolidation of Paymentech. For a further discussion of Credit card income, see CS’s segment results on pages 28–31 of this Form 10-Q.
The increase in Other income compared with the third quarter of 2005 was due to higher equity investment income, in particular, from a merchant processing joint venture; and increased income from automobile operating leases. For the first nine months of 2006, Other income increased as a result of the aforementioned items as well as a gain of $103 million on the sale of MasterCard shares in its initial public offering.
Net interest income rose from the third quarter and first nine months of 2005 largely due to improvement in Treasury’s net interest spread, increases in consumer loans, wholesale liability balances, consumer deposits and available-for-sale securities. These increases were offset partially by narrower spreads on trading-related assets, consumer loans, including credit cards, and consumer deposits due to a shift in the deposit mix. The Firm’s total average interest-earning assets for the third quarter of 2006 were $992 billion, up 10% from the third quarter of 2005, primarily as a result of an increase in loans, available-for-sale securities and other liquid earning assets, partially offset by a decline in Interests in purchased receivables as a result of the restructuring and deconsolidation during the second quarter of 2006 of certain multi-seller conduits that the Firm administered. The net interest yield on these assets, on a fully taxable-equivalent basis, was 2.17%, an increase of four basis points from the prior year. The Firm’s total average interest-earning assets, for the nine months ended September 30, 2006, were $981 billion, up 10% from 2005 as a result of the aforementioned items, except that available-for-sale securities declined slightly. The net interest yield on these assets, on a fully taxable-equivalent basis, was 2.14%, a decrease of 12 basis points from the prior year. For a further discussion of Net interest income, see the Business Segment Results section on pages 15–43 of this Form 10-Q.
Provision for credit losses
The Provision for credit losses in the third quarter and first nine months of 2006 declined from the respective periods of last year, primarily due to the absence of a special provision of $400 million related to Hurricane Katrina and a decrease in CS reflecting lower bankruptcy-related losses, partly offset by higher contractual net charge offs. The wholesale provision for credit losses increased from both periods of 2005. The current year reflected stable credit quality, loan growth and portfolio activity. The prior year provision was driven by improvement in credit quality reflected in reductions in criticized exposure and nonperforming loans. The total net charge-off rate was 0.74% for the third quarter of 2006 compared with 0.89% in the prior year. The net charge-off rate for the first nine months of 2006 was 0.69% compared with 0.87% for the same period in 2005. The improvements were due primarily to lower bankruptcies in CS. For a more detailed discussion of the loan portfolio and the Allowance for loan losses, refer to Credit risk management on pages 52–63 of this Form 10-Q.
Noninterest expense
The following table presents the components of Noninterest expense:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2006	2005	Change	2006	2005	Change

Compensation expense	$5,390	$4,954	9%	$16,206	$13,828	17%
Occupancy expense	563	542	4	1,710	1,632	5
Technology, communications and equipment expense	911	892	2	2,656	2,698	(2)
Professional & outside services	966	1,001	(3)	2,781	3,177	(12)
Marketing	550	512	7	1,595	1,532	4
Other expense(a)	877	864	2	2,324	5,360	(57)
Amortization of intangibles	346	373	(7)	1,058	1,124	(6)
Merger costs	48	221	(78)	205	645	(68)

Total Noninterest expense	$9,651	$9,359	3%	$28,535	$29,996	(5)%

(a)
Includes litigation reserve charges of $2,772 million in the first nine months of 2005 related to the settlement of the Enron and WorldCom class action litigations and for certain other material legal proceedings. In the third quarter and first nine months of 2006, insurance recoveries relating to certain material litigation of $17 million and $375 million, respectively, were recorded.

Total Noninterest expense for the third quarter of 2006 was $9.7 billion, up by $292 million, or 3%, from the prior year. Excluding in the current quarter incremental expense of $104 million related to SFAS 123R, $48 million of Merger costs, and $17 million of insurance recoveries relating to certain material litigation; and excluding from the prior year $221 million of Merger costs, Total Noninterest expense would have been up by $378 million. The increase was driven by higher performance-based compensation and acquisitions, partially offset by the deconsolidation of Paymentech and the sale of the insurance business. For the first nine months of the year, Noninterest expense of $28.5 billion declined by $1.5 billion, or 5%. Excluding in the current year-to-date, incremental expense of $669 million related to SFAS 123R, $375 million of insurance recoveries relating to certain material litigation, and $205 million of Merger costs; and excluding in the prior year-to-date period material litigation charges of $2.8 billion and $645 million of Merger costs, Total Noninterest expense would have been up by $1.5 billion. The increase was driven primarily by higher performance-based compensation, acquisitions, and investments in businesses. Partially offsetting this increase were the deconsolidation of Paymentech, the sale of the insurance business, merger-related savings and other operating efficiencies.
The increases in Compensation expense from the third quarter and first nine months of 2005 were primarily a result of higher performance-based incentives, SFAS 123R incremental expense of $104 million and $669 million for the three- and nine-months ended September 30, 2006, respectively, and additional headcount in connection with growth in business volume and investments in the businesses. These increases were partially offset by merger-related savings and other operating efficiencies throughout the Firm. For a detailed discussion of the adoption of SFAS 123R and employee stock-based incentives see Note 7 on pages 77–80 of this Form 10-Q.
The increases in Occupancy expense from the third quarter and first nine months of 2005 were due to ongoing investment in the retail distribution network, partially offset by merger-related savings and other operating efficiencies.
The increase in Technology, communications and equipment expense from the third quarter 2005 was due primarily to higher depreciation expense on owned automobiles subject to operating leases and increased technology investments to support business growth. The decline in expense for the first nine months of 2006 was due primarily to merger-related savings and other operating efficiencies, partially offset by higher depreciation expense on owned automobiles subject to operating leases, and increased technology investments to support business growth.
Professional & outside services decreased from the third quarter and first nine months of 2005 due to merger-related savings and other operating efficiencies, the settlement of several legal matters in 2005 and the Paymentech deconsolidation.
Marketing expense was higher when compared with the third quarter and first nine months of 2005, reflecting the costs of campaigns for credit cards and other consumer products.
Other expense increased slightly from the third quarter of 2005 due to the impact of growth in business volume and investments in the businesses, partially offset by the sale of the insurance business. On a year-to-date basis, Other expense was lower due to significant litigation-related charges of $2.8 billion in 2005, associated with the settlement of the Enron and WorldCom class action litigations and certain other material legal proceedings. In addition, in the first nine months of 2006, the Firm recognized insurance recoveries of $375 million pertaining to certain material litigation matters. Also contributing to the decline from the prior year were charges of $93 million in connection with the termination of a client contract in TSS in the second quarter of 2005, and in RFS, the sale of the insurance business in the current quarter. These items were offset partially by higher charges related to other litigation, and the impact of growth in business volume and investments in the businesses.
For discussion of Amortization of intangibles and Merger costs, refer to Note 15 and Note 8 on pages 88–90 and 80, respectively, of this Form 10-Q.
Income tax expense
The Firm’s Income from continuing operations before income tax expense, Income tax expense and effective tax rate were as follows for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except rate)	2006	2005	2006	2005

Income from continuing operations before income tax expense	$4,937	$3,661	$14,712	$8,011
Income tax expense	1,705	1,192	4,969	2,399
Effective tax rate	34.5%	32.6%	33.8%	29.9%

The increase in the effective tax rate for the third quarter and first nine months of 2006, as compared with prior-year periods, was primarily the result of higher reported pretax income combined with changes in the proportion of income subject to federal, state and local taxes. Also contributing to the increase in the effective tax rate were the litigation charges in 2005 and lower Merger costs, reflecting a tax benefit at a 38% marginal tax rate. As a result of an audit settlement, approximately $260 million of tax benefits will be recorded in the fourth quarter of 2006.

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES

The Firm prepares its Consolidated financial statements using accounting principles generally accepted in the United States of America (“U.S. GAAP”); these financial statements appear on pages 69 – 72 of this Form 10-Q. That presentation, which is referred to as “reported basis,” provides the reader with an understanding of the Firm’s results that can be tracked consistently from year to year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.
In addition to analyzing the Firm’s results on a reported basis, management reviews the Firm’s and the lines’ of business results on a “managed” basis, which is a non-GAAP financial measure. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications that are adjusted to exclude credit card securitizations and present revenue on a fully taxable equivalent (“FTE”) basis. These adjustments do not have any impact on Net income as reported by the lines of business or by the Firm as a whole. Effective January 1, 2006, JPMorgan Chase’s presentation of “operating earnings” that excluded merger costs and material litigation reserve charges and recoveries from reported results has been eliminated. These items had been previously excluded from operating results because they were deemed nonrecurring; they are now included in the Corporate segment’s results. In addition, trading-related net interest income is no longer reclassified from Net interest income to Principal transactions.
The presentation of CS’ results on a managed basis assumes that loans that have been securitized in accordance with SFAS 140 still remain on the balance sheet and that the earnings on the securitized loans should be classified in the same manner as the earnings on retained loans recorded on the balance sheet. JPMorgan Chase uses the managed basis to evaluate the credit performance and overall financial performance of CS’ entire managed credit card portfolio as operations are funded, and decisions are made about allocating resources such as employees and capital, based upon managed financial information. In addition, the same underwriting standards and ongoing risk monitoring are used for both loans on the balance sheet and securitized loans. Although securitizations result in the sale of credit card receivables to a trust, JPMorgan Chase retains the ongoing customer relationships as the customers may continue to use their credit cards; accordingly, the customer’s credit performance will affect both the securitized loans and the retained loans on the balance sheet. JPMorgan Chase believes managed basis information is useful to investors to enable them to understand the credit risks within the loans reported on the balance sheet as well as the Firm’s retained interests in the securitizations. For a reconciliation of reported to managed basis of CS’ results, see page 31 of this Form 10-Q. For information regarding the securitization process, see Note 1 on page 91 of JPMorgan Chase’s 2005 Annual Report. For information regarding loans and residual interests sold and securitized, see Note 13 on pages 83 – 86 of this Form 10-Q.
Total net revenue for each of the business segments and the Firm is presented on an FTE basis. Accordingly, revenue from tax-exempt securities and investments that receive tax credits is presented in the managed results on a basis comparable to taxable securities and investments. This non-GAAP financial measure allows management to assess the comparability of revenues arising from both taxable and tax-exempt sources. The corresponding income tax impact related to these items is recorded within Income tax expense.
Management uses certain non-GAAP financial measures at the segment level because it believes these non-GAAP financial measures provide information to investors in understanding the underlying operational performance and trends of the particular business segment and facilitate a comparison of the business segment with the performance of competitors.

The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis:

Three months ended September 30,	2006
	Reported	Credit	Tax-equivalent	Managed
(in millions, except per share and ratio data)	results	card(c)	adjustments	basis

Revenue
Investment banking fees	$1,416	$—	$—	$1,416
Principal transactions	2,636	—	—	2,636
Lending & deposit related fees	867	—	—	867
Asset management, administration and commissions	2,798	—	—	2,798
Securities gains	40	—	—	40
Mortgage fees and related income	62	—	—	62
Credit card income	1,567	(721)	—	846
Other income	635	—	165	800

Noninterest revenue	10,021	(721)	165	9,465
Net interest income	5,379	1,328	57	6,764

Total net revenue	15,400	607	222	16,229
Provision for credit losses	812	607	—	1,419
Noninterest expense	9,651	—	—	9,651

Income from continuing operations before income tax expense	4,937	—	222	5,159
Income tax expense	1,705	—	222	1,927

Income from continuing operations (after-tax)	3,232	—	—	3,232
Income from discontinued operations (after-tax)	65	—	—	65

Net income	$3,297	$—	$—	$3,297

Net income – diluted earnings per share	$0.92	$—	$—	$0.92

Return on common equity	12%	—%	—%	12%
Return on equity less goodwill(a)	19	—	—	19

Return on assets(b)	1.00	NM	NM	0.95

Overhead ratio	63	NM	NM	59

Three months ended September 30,	2005
	Reported	Credit	Tax-equivalent	Managed
(in millions, except per share and ratio data)	results	card(c)	adjustments	basis

Revenue
Investment banking fees	$989	$—	$—	$989
Principal transactions	2,886	—	—	2,886
Lending & deposit related fees	865	—	—	865
Asset management, administration and commissions	2,500	—	—	2,500
Securities gains (losses)	(44)	—	—	(44)
Mortgage fees and related income	201	—	—	201
Credit card income	1,855	(733)	—	1,122
Other income	230	—	155	385

Noninterest revenue	9,482	(733)	155	8,904
Net interest income	4,783	1,600	67	6,450

Total net revenue	14,265	867	222	15,354
Provision for credit losses	1,245	867	—	2,112
Noninterest expense	9,359	—	—	9,359

Income from continuing operations before income tax expense	3,661	—	222	3,883
Income tax expense	1,192	—	222	1,414

Income from continuing operations (after-tax)	2,469	—	—	2,469
Income from discontinued operations (after-tax)	58	—	—	58

Net income	$2,527	$—	$—	$2,527

Net income – diluted earnings per share	$0.71	$—	$—	$0.71

Return on common equity	9%	—%	—%	9%
Return on equity less goodwill(a)	16	—	—	16

Return on assets(b)	0.84	NM	NM	0.79

Overhead ratio	66	NM	NM	61

Nine months ended September 30,	2006
	Reported	Credit	Tax-equivalent	Managed
(in millions, except per share and ratio data)	results	card(c)	adjustments	basis

Revenue
Investment banking fees	$3,955	$—	$—	$3,955
Principal transactions	7,866	—	—	7,866
Lending & deposit related fees	2,573	—	—	2,573
Asset management, administration and commissions	8,580	—	—	8,580
Securities gains (losses)	(578)	—	—	(578)
Mortgage fees and related income	516	—	—	516
Credit card income	5,268	(2,783)	—	2,485
Other income	1,653	—	481	2,134

Noninterest revenue	29,833	(2,783)	481	27,531
Net interest income	15,550	4,400	175	20,125

Total net revenue	45,383	1,617	656	47,656
Provision for credit losses	2,136	1,617	—	3,753
Noninterest expense	28,535	—	—	28,535

Income from continuing operations before income tax expense	14,712	—	656	15,368
Income tax expense	4,969	—	656	5,625

Income from continuing operations (after-tax)	9,743	—	—	9,743
Income from discontinued operations (after-tax)	175	—	—	175

Net income	$9,918	$—	$—	$9,918

Net income – diluted earnings per share	$2.78	$—	$—	$2.78

Return on common equity	12%	—%	—%	12%
Return on equity less goodwill(a)	20	—	—	20

Return on assets(b)	1.02	NM	NM	0.97

Overhead ratio	63	NM	NM	60

Nine months ended September 30,	2005
	Reported	Credit	Tax-equivalent	Managed
(in millions, except per share and ratio data)	results	card(c)	adjustments	basis

Revenue
Investment banking fees	$2,943	$—	$—	$2,943
Principal transactions	6,246	—	—	6,246
Lending & deposit related fees	2,536	—	—	2,536
Asset management, administration and commissions	7,286	—	—	7,286
Securities gains (losses)	(796)	—	—	(796)
Mortgage fees and related income	899	—	—	899
Credit card income	5,352	(2,276)	—	3,076
Other income	923	—	413	1,336

Noninterest revenue	25,389	(2,276)	413	23,526
Net interest income	14,877	4,990	212	20,079

Total net revenue	40,266	2,714	625	43,605
Provision for credit losses	2,259	2,714	—	4,973
Noninterest expense	29,996	—	—	29,996

Income from continuing operations before income tax expense	8,011	—	625	8,636
Income tax expense	2,399	—	625	3,024

Income from continuing operations (after-tax)	5,612	—	—	5,612
Income from discontinued operations (after-tax)	173	—	—	173

Net income	$5,785	$—	$—	$5,785

Net income – diluted earnings per share	$1.62	$—	$—	$1.62

Return on common equity	7%	—%	—%	7%
Return on equity less goodwill(a)	12	—	—	12

Return on assets(b)	0.66	NM	NM	0.62

Overhead ratio	74	NM	NM	69

(a)
Represents net income applicable to common stock divided by total average common equity (net of goodwill). The Firm uses Return on equity less goodwill, a non-GAAP financial measure, to evaluate the operating performance of the Firm and to facilitate comparisons to competitors.

(b)
Return on assets on reported results represents Net income (annualized) divided by Total average assets. Return on assets on a managed basis represents Net income (annualized) divided by Total average managed assets, which includes average securitized credit card receivables.

(c)	The impact of credit card securitizations affects CS. See pages 28 – 31 of this Form 10-Q for further information.

Three months ended September 30,	2006			2005
(in millions)	Reported	Securitized	Managed	Reported	Securitized	Managed

Loans – Period-end	$463,544	$65,245	$528,789	$420,504	$69,095	$489,599
Total assets – average	1,309,139	62,971	1,372,110	1,196,045	67,021	1,263,066

Nine months ended September 30,	2006			2005
(in millions)	Reported	Securitized	Managed	Reported	Securitized	Managed

Loans – Period-end	$463,544	$65,245	$528,789	$420,504	$69,095	$489,599
Total assets – average	1,297,344	65,797	1,363,141	1,178,420	66,917	1,245,337

BUSINESS SEGMENT RESULTS

The Firm is managed on a line-of-business basis. The business segment financial results presented reflect the organization of JPMorgan Chase. Currently, there are six major reportable business segments: the Investment Bank, Retail Financial Services, Card Services, Commercial Banking, Treasury & Securities Services and Asset & Wealth Management, as well as a Corporate segment. The segments are based upon the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a further discussion of Business segment results, see pages 34 – 35 of JPMorgan Chase’s 2005 Annual Report.
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
Business segment financial disclosures
Effective January 1, 2006, JPMorgan Chase modified certain of its financial disclosures to reflect more closely the manner in which the Firm’s business segments are managed and to provide improved comparability with competitors. These financial disclosure revisions are reflected in this Form 10-Q, and the financial information for prior periods has been revised to reflect the disclosure changes as if they had been in effect throughout 2005. A summary of the changes are described below.
Reported versus Operating Basis Changes
The presentation of operating earnings that excluded merger costs and material litigation reserve charges and recoveries from reported results has been eliminated. These items had been excluded previously from operating results because they were deemed nonrecurring; they are now included in the Corporate business segment’s results. In addition, trading-related net interest income is no longer reclassified from Net interest income to Principal transactions. As a result of these changes, effective January 1, 2006, management has discontinued reporting on an “operating” basis.
Business Segment Disclosures
RFS has been reorganized into the following business segments: Regional Banking, Mortgage Banking and Auto Finance. For more detailed information on the RFS reorganization, see the RFS business segment discussion on page 21 of this Form 10-Q.
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
Capital allocation changes
Effective January 1, 2006, the Firm refined its methodology for allocating capital to the business segments. As prior periods have not been revised to reflect the new capital allocations, certain business metrics, such as ROE, are not comparable to the current presentation. For a further discussion of the changes, see Capital Management – Line of business equity on pages 46 – 47 of this Form 10-Q.
Discontinued operations
As a result of the transaction with The Bank of New York, selected corporate trust businesses have been transferred from TSS to the Corporate segment and reported in discontinued operations for all periods reported.

Segment Results – Managed Basis
The following table summarizes the business segment results for the periods indicated.

Three months ended
September 30,	Total net revenue			Noninterest expense			Net income (loss)			Return on equity
(in millions, except ratios)	2006	2005	Change	2006	2005	Change	2006	2005	Change	2006	2005

Investment Bank	$4,673	$4,471	5%	$3,101	$2,877	8%	$976	$1,068	(9)%	18%	21%
Retail Financial Services	3,555	3,590	(1)	2,139	2,156	(1)	746	656	14	21	19
Card Services	3,646	3,980	(8)	1,253	1,286	(3)	711	541	31	20	18
Commercial Banking	933	877	6	500	458	9	231	284	(19)	17	33
Treasury & Securities Services	1,499	1,380	9	1,064	999	7	256	222	15	46	58
Asset & Wealth Management	1,636	1,449	13	1,115	976	14	346	315	10	39	52
Corporate(a)	287	(393)	NM	479	607	(21)	31	(559)	NM	NM	NM

Total(a)	$16,229	$15,354	6%	$9,651	$9,359	3%	$3,297	$2,527	30%	12%	9%

Nine months ended
September 30,	Total net revenue			Noninterest expense			Net income (loss)			Return on equity
(in millions, except ratios)	2006	2005	Change	2006	2005	Change	2006	2005	Change	2006	2005

Investment Bank	$13,556	$11,418	19%	$9,238	$7,585	22%	$2,665	$3,007	(11)%	17%	20%
Retail Financial Services	11,097	11,236	(1)	6,636	6,444	3	2,495	2,624	(5)	24	26
Card Services	10,995	11,645	(6)	3,745	3,982	(6)	2,487	1,605	55	24	18
Commercial Banking	2,782	2,572	8	1,494	1,381	8	754	672	12	18	26
Treasury & Securities Services	4,572	4,103	11	3,162	3,053	4	834	609	37	48	53
Asset & Wealth Management	4,840	4,153	17	3,294	2,827	17	1,002	874	15	38	49
Corporate(a)	(186)	(1,522)	88	966	4,724	(80)	(319)	(3,606)	91	NM	NM

Total(a)	$47,656	$43,605	9%	$28,535	$29,996	(5)%	$9,918	$5,785	71%	12%	7%

(a)
Net income includes Income from discontinued operations (after-tax) of $65 million and $58 million for the three months ended September 30, 2006 and 2005, respectively, and $175 million and $173 million for the nine months ended September 30, 2006 and 2005, respectively.

INVESTMENT BANK

For a discussion of the business profile of the IB, see pages 36–38 of JPMorgan Chase’s 2005 Annual Report.

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2006	2005	Change	2006	2005	Change

Revenue
Investment banking fees	$1,419	$985	44%	$3,957	$2,935	35%
Principal transactions	2,449	2,594	(6)	6,869	4,896	40
Lending & deposit related fees	127	148	(14)	398	451	(12)
Asset management, administration and commissions	468	445	5	1,570	1,267	24
All other income	159	40	298	437	419	4

Noninterest revenue	4,622	4,212	10	13,231	9,968	33
Net interest income	51	259	(80)	325	1,450	(78)

Total net revenue(a)	4,673	4,471	5	13,556	11,418	19

Provision for credit losses	7	(46)	NM	128	(755)	NM
Credit reimbursement from TSS(b)	30	38	(21)	90	114	(21)

Noninterest expense
Compensation expense	2,093	1,885	11	6,310	4,696	34
Noncompensation expense	1,008	992	2	2,928	2,889	1

Total noninterest expense	3,101	2,877	8	9,238	7,585	22

Income before income tax expense	1,595	1,678	(5)	4,280	4,702	(9)
Income tax expense	619	610	1	1,615	1,695	(5)

Net income	$976	$1,068	(9)	$2,665	$3,007	(11)

Financial ratios
ROE	18%	21%		17%	20%
ROA	0.62	0.69		0.55	0.68
Overhead ratio	66	64		68	66
Compensation expense as % of total net revenue(c)	44	42		44	41

Revenue by business
Investment banking fees:
Advisory	$436	$300	45	$1,177	$922	28
Equity underwriting	275	210	31	851	553	54
Debt underwriting	708	475	49	1,929	1,460	32

Total investment banking fees	1,419	985	44	3,957	2,935	35
Fixed income markets	2,370	2,441	(3)	6,400	6,165	4
Equity markets	612	713	(14)	2,355	1,341	76
Credit portfolio	272	332	(18)	844	977	(14)

Total net revenue	$4,673	$4,471	5	$13,556	$11,418	19

Revenue by region
Americas	$2,700	$2,700	—	$6,777	$6,774	—
Europe/Middle East/Africa	1,678	1,272	32	5,472	3,361	63
Asia/Pacific	295	499	(41)	1,307	1,283	2

Total net revenue	$4,673	$4,471	5	$13,556	$11,418	19

(a)
Total net revenue includes tax-equivalent adjustments, primarily due to tax-exempt income from municipal bond investments and income tax credits related to affordable housing investments, of $197 million and $200 million for the quarters ended September 30, 2006 and 2005, respectively, and $584 million and $561 million year-to-date 2006 and 2005, respectively.

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

Quarterly results
Net income of $976 million was driven by record third-quarter revenues. Compared with the prior year, net income decreased by $92 million, or 9%, reflecting higher compensation expense and a higher provision for credit losses, largely offset by increased revenue.
Net revenue of $4.7 billion, the second highest level ever posted, was up 5% from the prior year. Investment banking fees of $1.4 billion were a record, up 44% from the prior year, driven by record debt underwriting and strong advisory fees, which were the highest since 2000. Advisory fees of $436 million were up 45% over the prior year driven by strong performance in the Americas and Europe. Debt underwriting fees of $708 million were up 49% from the prior year driven by record loan syndication fees and strong bond underwriting fees, with strength in the Americas and Europe. Equity underwriting fees of $275 million were up 31% from the prior year driven by improved market share. Fixed Income Markets revenue of $2.4 billion was down 3% from the prior year’s record level. The current quarter included very strong results in commodities. Equity Markets revenue of $612 million decreased 14%, reflecting lower trading results compared with a strong prior-year quarter, partially offset by strength in commissions. Credit Portfolio revenue of $272 million was down 18%, primarily reflecting lower gains from loan workouts and loan sales.
Provision for credit losses was $7 million for the quarter compared with a benefit of $46 million in the prior year. The increase reflects portfolio activity and stable credit quality.
Noninterest expense was $3.1 billion, up by $224 million, or 8%, from the prior year. This increase was due primarily to higher performance-based compensation, including the impact of an increase in the ratio of compensation expense to total net revenue and incremental expense related to SFAS 123R.
Return on equity was 18% on $21.0 billion of allocated capital.
Year-to-date results
Net income of $2.7 billion was driven by record year-to-date revenues of $13.6 billion. Compared with the prior year, net income decreased by $342 million, or 11%, reflecting higher performance-based compensation expense and a higher provision for credit losses compared to a benefit in the prior year.
Net revenue of $13.6 billion was up $2.1 billion, or 19%, from the prior year. Investment banking fees of $4.0 billion were a record, up 35% from the prior year driven by record debt and equity underwriting and strong advisory fees, which were the highest since 2000. Advisory fees of $1.2 billion were up 28% over the prior year driven by strong performance in the Americas. Debt underwriting fees of $1.9 billion were up 32% from the prior year driven by record performance in both loan syndications and bond underwriting. Equity underwriting fees of $851 million were up 54% from the prior year driven by improved market share. Fixed Income Markets revenue of $6.4 billion was also a record, up 4% from the prior year driven by strength in emerging markets, securitized products and currencies. Record Equity Markets revenue of $2.4 billion increased 76%, reflecting strength in both trading results and commissions. Credit Portfolio revenue of $844 million was down 14%, primarily reflecting lower results from credit risk management activities.
Provision for credit losses was $128 million year-to-date compared with a benefit of $755 million in the prior period. The current year-to-date provision reflects stable credit quality and portfolio activity. The prior-year’s benefit reflected improvement in credit quality due to declining criticized loans, including nonperforming loans, as well as a higher level of recoveries.
Noninterest expense of $9.2 billion was up by $1.7 billion, or 22%, from the prior year. This increase was due primarily to higher performance-based compensation, including the impact of an increase in the ratio of compensation expense to total net revenue and incremental expense related to SFAS 123R.
Return on equity was 17% on $20.7 billion of allocated capital.

Selected metrics	Three months ended September 30,			Nine months ended September 30,
(in millions, except headcount
and ratio data)	2006	2005	Change	2006	2005	Change

Selected average balances
Total assets	$626,245	$617,717	1%	$648,101	$593,557	9%
Trading assets–debt and equity instruments	283,915	234,722	21	268,256	231,057	16
Trading assets–derivatives receivables	53,184	52,399	1	52,769	57,429	(8)
Loans:
Loans retained(a)	61,623	47,411	30	58,137	43,591	33
Loans held-for-sale(b)	24,030	12,747	89	21,072	10,538	100

Total loans	85,653	60,158	42	79,209	54,129	46
Adjusted assets(c)	539,278	462,056	17	520,718	453,990	15
Equity	21,000	20,000	5	20,670	20,000	3

Headcount	23,447	19,558	20	23,447	19,558	20

Credit data and quality statistics
Net charge-offs (recoveries)	$(8)	$(69)	88	$(41)	$(121)	66
Nonperforming assets:
Nonperforming loans(d)	420	702	(40)	420	702	(40)
Other nonperforming assets	36	232	(84)	36	232	(84)
Allowance for loan losses	1,010	1,002	1	1,010	1,002	1
Allowance for lending related commitments	292	211	38	292	211	38

Net charge-off (recovery) rate(b)	(0.05)%	(0.58)%		(0.09)%	(0.37)%
Allowance for loan losses to average loans(b)	1.64	2.11		1.74	2.30
Allowance for loan losses to nonperforming loans(d)	253	168		253	168
Nonperforming loans to average loans	0.49	1.17		0.53	1.30
Market risk–average trading and credit portfolio VAR
By risk type:
Fixed income	$63	$57	11	$58	$66	(12)
Foreign exchange	24	24	—	23	23	—
Equities	32	41	(22)	29	35	(17)
Commodities and other	46	24	92	48	16	200
Less: portfolio diversification(e)	(82)	(62)	(32)	(74)	(56)	(32)

Trading VAR(f)	83	84	(1)	84	84	—
Credit portfolio VAR(g)	14	15	(7)	14	14	—
Less: portfolio diversification(e)	(8)	(13)	38	(9)	(12)	25

Total trading and credit portfolio VAR	$89	$86	3	$89	$86	3

(a)	Loans retained include Credit Portfolio, Conduit loans, leveraged leases, bridge loans for underwriting and other accrual loans.

(b)
Loans held-for-sale, which include loan syndications, and warehouse loans held as part of the IB’s mortgage-backed, asset-backed and other securitization businesses, are excluded from Total loans for the allowance coverage ratio and net charge-off rate.

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

(d)
Nonperforming loans include loans held-for-sale of $21 million and $106 million as of September 30, 2006 and 2005, respectively, which are excluded from the allowance coverage ratios. Nonperforming loans exclude distressed HFS loans purchased as part of IB’s proprietary activities.

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

According to Thomson Financial, the Firm was ranked #1 in Global Syndicated Loans, #2 in Global Long-Term Debt, #2 in Global Debt, Equity and Equity-Related, #3 in Global Announced M&A and #2 in U.S. Announced M&A, year-to-date September 30, 2006, based on volume. In addition, according to Dealogic, the Firm was ranked #1 in Investment Banking Fees year-to-date September 30, 2006.

	Nine months ended September 30, 2006		Full Year 2005
Market shares and rankings(a)	Market Share	Rankings	Market Share	Rankings

Global debt, equity and equity-related	7%	#2	7%	#2
Global syndicated loans	15	#1	15	#1
Global long-term debt	7	#2	6	#4
Global equity and equity-related	8	#5	7	#6
Global announced M&A	26	#3	23	#3
U.S. debt, equity and equity-related	9	#2	8	#3
U.S. syndicated loans	27	#1	28	#1
U.S. long-term debt	12	#2	11	#2
U.S. equity and equity-related	8	#5	9	#6
U.S. announced M&A	28	#2	26	#3

(a)
Source: Thomson Financial Securities data. Global announced M&A is based upon rank value; all other rankings are based upon proceeds, with full credit to each book manager/equal if joint. Because of joint assignments, market share of all participants will add up to more than 100%.

RETAIL FINANCIAL SERVICES

Retail Financial Services realigned its business reporting segments on January 1, 2006, into Regional Banking, Mortgage Banking and Auto Finance. On October 1, 2006, JPMorgan Chase acquired The Bank of New York’s consumer banking business, expanding the Regional Banking branch network, which is one of the largest in the United States, to include 3,016 branches and 8,240 ATMs covering 17 states. Regional Banking distributes, through its network, a variety of products including checking, savings and time deposit accounts; home equity, residential mortgage, small business banking, and education loans; mutual fund and annuity investments; and on-line banking services. Mortgage Banking is a leading provider of mortgage loan products and is one of the largest originators and servicers of home mortgages. Auto Finance is one of the largest noncaptive originators of automobile loans, primarily through a network of automotive dealers across the United States.
During the first quarter of 2006, RFS completed the purchase of Collegiate Funding Services, which contributed an education loan servicing capability and provided an entry into the Federal Family Education Loan Program consolidation market. On July 3, 2006, RFS sold its life insurance and annuity underwriting businesses to Protective Life Corporation.

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2006	2005	Change	2006	2005	Change

Revenue
Lending & deposit related fees	$406	$380	7%	$1,167	$1,078	8%
Asset management, administration and commissions	326	370	(12)	1,129	1,133	—
Securities gains (losses)	(7)	—	NM	(52)	10	NM
Mortgage fees and related income	67	212	(68)	507	921	(45)
Credit card income	136	109	25	380	308	23
Other income	170	7	NM	381	63	NM

Noninterest revenue	1,098	1,078	2	3,512	3,513	—
Net interest income	2,457	2,512	(2)	7,585	7,723	(2)

Total net revenue	3,555	3,590	(1)	11,097	11,236	(1)

Provision for credit losses(a)	114	378	(70)	299	566	(47)

Noninterest expense
Compensation expense	886	842	5	2,707	2,484	9
Noncompensation expense	1,142	1,189	(4)	3,595	3,585	—
Amortization of intangibles	111	125	(11)	334	375	(11)

Total noninterest expense	2,139	2,156	(1)	6,636	6,444	3

Income before income tax expense	1,302	1,056	23	4,162	4,226	(2)
Income tax expense	556	400	39	1,667	1,602	4

Net income	$746	$656	14	$2,495	$2,624	(5)

Financial ratios
ROE	21%	19%		24%	26%
ROA	1.31	1.14		1.45	1.55
Overhead ratio	60	60		60	57
Overhead ratio excluding core deposit intangibles(b)	57	57		57	54

(a)
Third quarter 2005 includes a $250 million special provision related to Hurricane Katrina allocated as follows: $230 million in Regional Banking and $20 million in Auto Finance; within Regional Banking, $140 million was for real estate and $90 million was for Business Banking.

(b)
Retail Financial Services uses the overhead ratio (excluding the amortization of core deposit intangibles (“CDI”)), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation results in a higher overhead ratio in the earlier years and a lower overhead ratio in later years; this would result in an improving overhead ratio over time, all things remaining equal. This non-GAAP ratio excludes Regional Banking’s core deposit intangible amortization expense related to the Bank One merger of $109 million and $124 million for the quarters ended September 30, 2006 and 2005, respectively, and $328 million and $372 million year-to-date 2006 and 2005, respectively.

Quarterly results
Net income of $746 million was up by $90 million, or 14%, from the prior year. Excluding the prior-year impact of the $155 million (after-tax) special provision for credit losses related to Hurricane Katrina, net income would have been down by $65 million, or 8%. The decrease reflected a decline in Mortgage Banking results, partially offset by improved results in Regional Banking and Auto Finance.
Net revenue of $3.6 billion was down by $35 million, or 1%, from the prior year. Net interest income of $2.5 billion was down 2% due to the sale of the insurance business during the quarter, lower auto loan and lease balances, narrower spreads on loans and deposits in Regional Banking and decreased revenue in Mortgage Banking. These declines were offset partially by the benefit of higher deposit and loan balances in Regional Banking. Noninterest revenue of $1.1 billion was up by $20 million, or 2%, driven by increases in deposit-related fees and credit card sales. Also contributing to the increase was the absence of a prior-year net loss in Auto Finance associated with the transfer of $1.5 billion of loans to held-for-sale, higher automobile operating lease revenue and the acquisition of Collegiate Funding Services in the first quarter of 2006. These increases were largely offset by lower net mortgage servicing revenue and by the sale of the insurance business.
The provision for credit losses of $114 million was down by $264 million from the prior year, which included a $250 million special provision for credit losses related to Hurricane Katrina.
Noninterest expense of $2.1 billion was down slightly, benefiting from the sale of the insurance business during the quarter and merger-related and other operating efficiencies. These decreases were offset partially by the acquisition of Collegiate Funding Services in the first quarter of 2006, investments in the retail distribution network and higher depreciation expense on owned automobiles subject to operating leases.
Year-to-date results
Net income of $2.5 billion was down by $129 million, or 5%, from the prior year. Excluding the prior-year impact of the $155 million (after-tax) special provision for credit losses related to Hurricane Katrina, net income would have been down by $284 million, or 10%. The decrease reflected a decline in Mortgage Banking results, partially offset by improved results in Auto Finance.
Net revenue of $11.1 billion was down by $139 million, or 1%, from the prior year. Net interest income of $7.6 billion was down 2% due to the sale of the insurance business during the quarter, narrower spreads on loans and deposits in Regional Banking, lower auto loan and lease balances, and decreased revenue in Mortgage Banking. These declines were offset partially by the benefit of higher deposit and loan balances in Regional Banking. Noninterest revenue of $3.5 billion was flat. This result was driven by increases in deposit-related fees and credit card sales and higher automobile operating lease revenue, as well as the absence of a prior-year net loss in Auto Finance associated with the transfer of $1.5 billion of loans to held-for-sale and the acquisition of Collegiate Funding Services in the first quarter of 2006. These increases were offset by lower net mortgage servicing revenue and the sale of the insurance business.
The provision for credit losses of $299 million was down by $267 million from the prior-year provision, which included a $250 million special provision for credit losses related to Hurricane Katrina.
Noninterest expense of $6.6 billion was up by $192 million, or 3%, as the acquisition of Collegiate Funding Services in the first quarter of 2006, investments in the retail distribution network and higher depreciation expense on owned automobiles subject to operating leases were offset partially by the sale of the insurance business during the quarter and merger-related and other operating efficiencies.

Selected metrics	Three months ended September 30,			Nine months ended September 30,
(in millions, except headcount
and ratios)	2006	2005	Change	2006	2005	Change

Selected ending balances
Assets	$227,056	$230,698	(2)%	$227,056	$230,698	(2)%
Loans(a)	205,554	200,434	3	205,554	200,434	3
Deposits	198,260	187,621	6	198,260	187,621	6

Selected average balances
Assets	$225,307	$227,875	(1)	$230,307	$226,200	2
Loans(b)	203,307	199,057	2	201,263	198,421	1
Deposits	198,967	187,216	6	197,491	186,035	6
Equity	14,300	13,475	6	14,167	13,276	7

Headcount	61,915	60,375	3	61,915	60,375	3

Credit data and quality statistics
Net charge-offs	$128	$144	(11)	$362	$410	(12)
Nonperforming loans(c)	1,404	1,203	17	1,404	1,203	17
Nonperforming assets	1,595	1,387	15	1,595	1,387	15
Allowance for loan losses	1,306	1,375	(5)	1,306	1,375	(5)

Net charge-off rate(b)	0.27%	0.31%		0.26%	0.30%
Allowance for loan losses to ending loans(a)	0.69	0.75		0.69	0.75
Allowance for loan losses to nonperforming loans(c)	95	115		95	115
Nonperforming loans to total loans	0.68	0.60		0.68	0.60

(a)	Includes loans held-for-sale of $17,005 million and $17,695 million at September 30, 2006 and 2005, respectively. These amounts are not included in the allowance coverage ratios.

(b)
Average loans include loans held-for-sale of $13,994 million and $15,707 million for the quarters ended September 30, 2006 and 2005, respectively, and $14,411 million and $15,395 million for year-to-date 2006 and 2005, respectively. These amounts are not included in the net charge-off rate.

(c)	Nonperforming loans include loans held-for-sale of $24 million and $10 million at September 30, 2006 and 2005, respectively. These amounts are not included in the allowance coverage ratios.
REGIONAL BANKING

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2006	2005	Change	2006	2005	Change

Noninterest revenue	$855	$789	8%	$2,526	$2,437	4%
Net interest income	2,107	2,089	1	6,539	6,430	2

Total Net revenue	2,962	2,878	3	9,065	8,867	2
Provision for credit losses	53	297	(82)	189	425	(56)
Noninterest expense	1,611	1,673	(4)	5,095	5,039	1

Income before income tax expense	1,298	908	43	3,781	3,403	11

Net income	$744	$563	32	$2,265	$2,111	7

ROE	29%	24%		30%	31%
ROA	1.86	1.46		1.89	1.88
Overhead ratio	54	58		56	57
Overhead ratio excluding core deposit intangibles(a)	51	54		53	53

(a)
Regional Banking uses the overhead ratio (excluding the amortization of core deposit intangibles (“CDI”)), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation results in a higher overhead ratio in the earlier years and a lower overhead ratio in later years; this would result in an improving overhead ratio over time, all things remaining equal. This non-GAAP ratio excludes Regional Banking’s core deposit intangible amortization expense related to the Bank One merger of $109 million and $124 million for the quarters ended September 30, 2006 and 2005, respectively, and $328 million and $372 million year-to-date September 30, 2006 and 2005, respectively.

Quarterly results
Regional Banking net income of $744 million was up by $181 million from the prior year. Excluding the prior-year impact of a $143 million (after-tax) special provision for credit losses related to Hurricane Katrina, net income would have been up by $38 million, or 5%. Results also reflected the sale of the insurance business during the current quarter. Net revenue of $3.0 billion was up by $84 million, or 3%, benefiting from growth in deposits and home equity loans, increases in deposit-related fees and credit card sales, and the acquisition of Collegiate Funding Services in the first quarter of 2006. These benefits were offset partially by the sale of the insurance business, narrower spreads on loans and narrower spreads on deposits caused by a shift in the deposit mix. The provision for credit losses decreased by $244 million, primarily the result of a $230 million special provision in the prior year related to Hurricane Katrina. Expenses of $1.6 billion were down by $62 million, or 4%, from the prior year. The decrease was due to the sale of the insurance business, merger savings and operating efficiencies, primarily offset by investments in the retail distribution network and the acquisition of Collegiate Funding Services.
Year-to-date results
Regional Banking net income of $2.3 billion was up by $154 million from the prior year. Excluding the prior-year impact of a $143 million (after-tax) special provision for credit losses related to Hurricane Katrina, net income would have been flat. Results also reflected the sale of the insurance business during the current quarter. Net revenue of $9.1 billion was up by $198 million, or 2%, benefiting from growth in deposits and home equity loans, increases in deposit-related fees and credit card sales, and the acquisition of Collegiate Funding Services in the first quarter of 2006. These benefits were offset partially by the sale of the insurance business, narrower spreads on loans, and narrower spreads on deposits caused by a shift in the deposit mix. The provision for credit losses decreased by $236 million, primarily the result of a $230 million special provision in the prior year related to Hurricane Katrina. Expenses of $5.1 billion were up by $56 million, or 1%, from the prior year. The increase was due to investments in the retail distribution network and the acquisition of Collegiate Funding Services, partially offset by the sale of the insurance business, merger savings and operating efficiencies.

Business metrics	Three months ended September 30,			Nine months ended September 30,
(in billions, except ratios)	2006	2005	Change	2006	2005	Change

Home equity origination volume	$13.3	$14.3	(7)%	$39.0	$42.0	(7)%
End-of-period loans owned
Home equity	$80.4	$72.5	11	$80.4	$72.5	11
Mortgage	46.6	47.0	(1)	46.6	47.0	(1)
Business banking	13.1	12.7	3	13.1	12.7	3
Education	9.4	2.9	224	9.4	2.9	224
Other loans(a)	2.2	2.9	(24)	2.2	2.9	(24)

Total end of period loans	151.7	138.0	10	151.7	138.0	10
End-of-period deposits
Checking	$59.8	$62.3	(4)	$59.8	$62.3	(4)
Savings	86.9	86.9	—	86.9	86.9	—
Time and other	41.5	27.0	54	41.5	27.0	54

Total end of period deposits	188.2	176.2	7	188.2	176.2	7
Average loans owned
Home equity	$78.8	$71.7	10	$76.4	$69.0	11
Mortgage	47.8	46.6	3	46.5	45.3	3
Business banking	13.0	12.5	4	12.9	12.5	3
Education	8.9	2.2	305	7.7	2.8	175
Other loans(a)	2.2	2.6	(15)	2.6	3.3	(21)

Total average loans(b)	150.7	135.6	11	146.1	132.9	10
Average deposits
Checking	$60.3	$61.0	(1)	$61.9	$61.7	—
Savings	88.1	87.1	1	89.1	87.4	2
Time and other	39.0	26.3	48	35.6	25.4	40

Total average deposits	187.4	174.4	7	186.6	174.5	7
Average assets	159.1	152.9	4	160.3	150.0	7
Average equity	10.2	9.2	11	10.1	9.0	12

Credit data and quality statistics
30+ day delinquency rate(c)(d)	1.57%	1.45%		1.57%	1.45%
Net charge-offs
Home equity	$29	$32	(9)	$92	$99	(7)
Mortgage	14	6	133	35	20	75
Business banking	19	25	(24)	53	69	(23)
Other loans	1	11	(91)	21	22	(5)

Total net charge-offs	63	74	(15)	201	210	(4)
Net charge-off rate
Home equity	0.15%	0.18%		0.16%	0.19%
Mortgage	0.12	0.05		0.10	0.06
Business banking	0.58	0.79		0.55	0.74
Other loans(b)	0.05	1.68		0.36	0.92
Total net charge-off rate(b)	0.17	0.22		0.19	0.22
Nonperforming assets(e)(f)(g)	$1,421	$1,141	25	$1,421	$1,141	25

(a)	Includes commercial loans derived from community development activities and, prior to July 3, 2006, insurance policy loans.

(b)
Average loans include loans held-for-sale of $2.5 billion and $2.2 billion for the quarters ended September 30, 2006 and 2005, respectively, and $2.6 billion and $2.9 billion year-to-date September 30, 2006 and 2005, respectively. These amounts are not included in the net charge-off rate.

(c)
Excludes delinquencies related to loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by government agencies of $0.9 billion and $0.8 billion at September 30, 2006 and 2005, respectively. These amounts are excluded as reimbursement is proceeding normally.

(d)
Excludes delinquencies that are insured by government agencies under the Federal Family Education Loan Program of $0.5 billion at September 30, 2006. Delinquencies were insignificant at September 30, 2005. These amounts are excluded as reimbursement is proceeding normally.

(e)
Excludes nonperforming assets related to loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by government agencies of $1.1 billion and $1.0 billion at September 30, 2006 and 2005, respectively. These amounts are excluded as reimbursement is proceeding normally.

(f)
Excludes loans that are 90 days past due and still accruing, which are insured by government agencies under the Federal Family Education Loan Program of $0.2 billion at September 30, 2006. The Education loans past due 90 days were insignificant at September 30, 2005. These amounts are excluded as reimbursement is proceeding normally.

(g)	Includes nonperforming loans held-for-sale related to mortgage banking activities of $3 million and $10 million at September 30, 2006 and 2005, respectively.

Retail branch business metrics	Three months ended September 30,				Nine months ended September 30,
(in millions, except where otherwise noted)	2006	2005	Change		2006	2005	Change

Investment sales volume	$3,536	$2,745	29%		$10,781	$8,522	27%

Number of:
Branches	2,677	2,549	128	#	2,677	2,549	128	#
ATMs	7,825	7,136	689		7,825	7,136	689
Personal bankers	7,484	6,719	765		7,484	6,719	765
Sales specialists	3,471	3,117	354		3,471	3,117	354
Active online customers (in thousands)	5,340	4,099	1,241		5,340	4,099	1,241
Checking accounts (in thousands)	9,270	8,702	568		9,270	8,702	568

MORTGAGE BANKING

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios and where
otherwise noted)	2006	2005	Change	2006	2005	Change

Production revenue	$197	$229	(14)%	$618	$610	1%
Net mortgage servicing revenue:
Servicing revenue	579	533	9	1,702	1,569	8
Changes in MSR asset fair value:
Due to inputs or assumptions in model(a)	(1,075)	767	NM	127	613	(79)
Other changes in fair value(b)	(327)	(323)	(1)	(1,068)	(986)	(8)
Derivative valuation adjustments and other	824	(814)	NM	(475)	(390)	(22)

Total net mortgage servicing revenue	1	163	(99)	286	806	(65)

Total net revenue	198	392	(49)	904	1,416	(36)
Noninterest expense	334	309	8	987	914	8

Income (loss) before income tax expense	(136)	83	NM	(83)	502	NM

Net income (loss)	$(83)	$53	NM	$(51)	$316	NM

ROE	NM	13%		NM	26%
ROA	NM	0.89		NM	1.94

Business metrics (in billions)
Third-party mortgage loans serviced (ending)	$510.7	$450.3	13	$510.7	$450.3	13
MSR net carrying value (ending)	7.4	6.1	21	7.4	6.1	21
Average mortgage loans held-for-sale	10.5	13.5	(22)	11.1	11.8	(6)
Average assets	22.4	23.7	(5)	24.5	21.8	12
Average equity	1.7	1.6	6	1.7	1.6	6

Mortgage origination volume by channel (in billions)
Retail	$10.1	$13.9	(27)	$30.0	$35.6	(16)
Wholesale	7.7	10.1	(24)	23.8	26.0	(8)
Correspondent (including negotiated transactions) (c)	10.6	15.3	(31)	34.3	35.5	(3)

Total	$28.4	$39.3	(28)	$88.1	$97.1	(9)

(a)	Represents MSR asset fair value adjustments due to changes in inputs, such as interest rates and volatility, as well as updates to assumptions used in the valuation model.

(b)
Includes changes in the MSR value due to servicing portfolio runoff (or time decay). Effective January 1, 2006, the Firm implemented SFAS 156, adopting fair value for the MSR asset. For the period ending September 30, 2005, this amount represents MSR asset amortization expense calculated in accordance with SFAS 140.

(c)	Excludes purchased correspondent bulk servicing. Prior periods have been restated to conform to current methodologies.
Quarterly results
Mortgage Banking net loss was $83 million compared with net income of $53 million in the prior year. Net revenue was $198 million, down by $194 million. Revenue comprises production revenue and net mortgage servicing revenue. Production revenue was $197 million, down by $32 million, reflecting a 28% decrease in mortgage originations, partially offset by wider margins. Net mortgage servicing revenue, which includes loan servicing revenue, MSR risk management results and other changes in fair value, was $1 million compared with $163 million in the prior year. Loan servicing revenue of $579 million increased by $46 million on a 13% increase in third-party loans serviced. MSR risk management revenue of negative $251 million was down by $204 million from the prior year, reflecting a $235 million negative valuation adjustment to the MSR asset due to changes and refinements to inputs and assumptions used in the MSR valuation model. Other changes in fair value of the MSR asset, representing runoff of the asset against the realization of servicing cash flows, were negative $327 million. Noninterest expense was $334 million, up by $25 million, or 8%.
Year-to-date results
Mortgage Banking net loss was $51 million compared with net income of $316 million in the prior year. Net revenue was $904 million, down by $512 million from the prior year. Revenue comprises production revenue and net mortgage servicing revenue. Production revenue was $618 million, up by $8 million, as wider margins were offset partially by a 9% decrease in mortgage originations. Net mortgage servicing revenue, which includes loan servicing revenue, MSR risk management results and other changes in fair value, was $286 million compared with $806 million in the prior year. Loan servicing revenue of

$1.7 billion increased by $133 million on a 13% increase in third-party loans serviced. MSR risk management revenue of negative $348 million was down by $571 million from the prior year, reflecting positive risk management results in the prior year and a $235 million negative valuation adjustment to the MSR asset due to changes and refinements to inputs and assumptions used in the MSR valuation model. Other changes in fair value of the MSR asset, representing runoff of the asset against the realization of servicing cash flows, were negative $1.1 billion. Noninterest expense was $987 million, up by $73 million, or 8%.
AUTO FINANCE

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios and where
otherwise noted)	2006	2005	Change	2006	2005	Change

Noninterest revenue	$110	$14	NM	$244	$11	NM
Net interest income	285	306	(7)%	884	942	(6)%

Total net revenue	395	320	23	1,128	953	18
Provision for credit losses	61	81	(25)	110	141	(22)
Noninterest expense	194	174	11	554	491	13

Income before income tax expense	140	65	115	464	321	45

Net income	$85	$40	113	$281	$197	43

ROE	14%	6%		16%	10%
ROA	0.77	0.31		0.82	0.48

Business metrics (in billions)
Auto origination volume	$5.5	$5.1	8	$14.3	$14.0	2
End-of-period loans and lease related assets
Loans outstanding	$38.1	$43.3	(12)	$38.1	$43.3	(12)
Lease financing receivables	2.2	5.1	(57)	2.2	5.1	(57)
Operating lease assets	1.5	0.7	114	1.5	0.7	114

Total end-of-period loans and lease related assets	41.8	49.1	(15)	41.8	49.1	(15)
Average loans and lease related assets
Loans outstanding(a)	$38.9	$43.7	(11)	$40.1	$46.5	(14)
Lease financing receivables	2.5	5.6	(55)	3.2	6.6	(52)
Operating lease assets	1.4	0.6	133	1.2	0.4	200

Total average loans and lease related assets	42.8	49.9	(14)	44.5	53.5	(17)
Average assets	43.8	51.3	(15)	45.6	54.5	(16)
Average equity	2.4	2.7	(11)	2.4	2.7	(11)

Credit quality statistics
30+ day delinquency rate	1.61%	1.60%		1.61%	1.60%
Net charge-offs
Loans	$63	$66	(5)	$155	$185	(16)
Lease receivables	2	4	(50)	6	15	(60)

Total net charge-offs	65	70	(7)	161	200	(20)
Net charge-off rate
Loans(a)	0.66%	0.60%		0.53%	0.54%
Lease receivables	0.32	0.28		0.25	0.30
Total net charge-off rate(a)	0.64	0.56		0.51	0.51
Nonperforming assets	$174	$246	(29)	$174	$246	(29)

(a)
Average loans include loans held-for-sale of $0.9 billion for the quarter ended September 30, 2006, and $0.7 billion for both year-to-date 2006 and 2005. Average loans held-for-sale for the quarter ended September 30, 2005, were insignificant. These amounts are not included in the net charge-off rate.

Quarterly results
Auto Finance net income of $85 million was up by $45 million from the prior year. Net revenue of $395 million was up by $75 million, or 23%, reflecting the absence of a prior-year write-down of $48 million associated with the transfer of $1.5 billion of loans to held-for-sale, higher automobile operating lease revenue and wider loan spreads on lower loan and direct finance lease balances. The provision for credit losses of $61 million decreased by $20 million due to a special provision in the prior year related to Hurricane Katrina. Noninterest expense of $194 million increased by $20 million, or 11%, driven by increased depreciation expense on owned automobiles subject to operating leases.

Year-to-date results
Auto Finance net income of $281 million was up by $84 million from the prior year. Net revenue of $1.1 billion was up by $175 million, or 18%, reflecting the absence of a prior-year write-down of $48 million associated with the transfer of $1.5 billion of loans to held-for-sale, higher automobile operating lease revenue and wider loan spreads on lower loan and direct finance lease balances. The provision for credit losses of $110 million decreased by $31 million due to a special provision in the prior year related to Hurricane Katrina. Noninterest expense of $554 million increased by $63 million, or 13%, driven by increased depreciation expense on owned automobiles subject to operating leases, partially offset by operating efficiencies on a 2% increase in origination volumes.

CARD SERVICES

For a discussion of the business profile of CS, see pages 45–46 of JPMorgan Chase’s 2005 Annual Report.
JPMorgan Chase uses the concept of “managed receivables” to evaluate the credit performance of its credit card loans, both loans on the balance sheet and loans that have been securitized. For further information, see Explanation and reconciliation of the Firm’s use of non-GAAP financial measures on pages 12–15 of this Form 10-Q. Managed results exclude the impact of credit card securitizations on Total net revenue, the Provision for credit losses, net charge-offs and loan receivables. Securitization does not change reported Net income; however, it does affect the classification of items on the Consolidated statements of income and Consolidated balance sheets.

Selected income statement data –
managed basis	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2006	2005	Change	2006	2005	Change

Revenue
Credit card income	$636	$950	(33)%	$1,890	$2,579	(27)%
All other income	126	60	110	246	113	118

Noninterest revenue	762	1,010	(25)	2,136	2,692	(21)
Net interest income	2,884	2,970	(3)	8,859	8,953	(1)

Total net revenue(a)	3,646	3,980	(8)	10,995	11,645	(6)

Provision for credit losses(b)	1,270	1,833	(31)	3,317	5,110	(35)

Noninterest expense
Compensation expense	251	284	(12)	761	860	(12)
Noncompensation expense	823	813	1	2,429	2,556	(5)
Amortization of intangibles	179	189	(5)	555	566	(2)

Total noninterest expense(a)	1,253	1,286	(3)	3,745	3,982	(6)

Income before income tax expense(a)	1,123	861	30	3,933	2,553	54
Income tax expense	412	320	29	1,446	948	53

Net income	$711	$541	31	$2,487	$1,605	55

Memo: Net securitization gains	$48	$25	92	$50	$28	79

Financial metrics
ROE	20%	18%		24%	18%
Overhead ratio	34	32		34	34

(a)
As a result of the integration of Chase Merchant Services and Paymentech merchant processing businesses into a joint venture, beginning in the fourth quarter of 2005, Total net revenue, Total noninterest expense and Income before income tax expense have been reduced to reflect the deconsolidation of Paymentech. There is no impact to Net income.

(b)	Third quarter of 2005 includes a $100 million special provision related to Hurricane Katrina, of which $90 million was released in the second quarter of 2006.
To illustrate underlying business trends, the following discussion of CS’ performance assumes for all relevant 2005 periods that the deconsolidation of Paymentech had occurred as of the beginning of the year. The effect of the deconsolidation would have reduced Total net revenue, primarily in Noninterest revenue, and Total noninterest expense, but would not have any impact on Net income for such periods. For a reconciliation of CS’ managed basis to an adjusted basis to disclose the effect of the deconsolidation of Paymentech, see page 31 of this Form 10-Q.

Quarterly results
Net income of $711 million was up by $170 million, or 31%, from the prior year. Results were driven by a lower provision for credit losses due to significantly lower bankruptcy filings and the absence of an increase in the allowance for credit losses of $124 million (after-tax) in the prior year.
End-of-period managed loans of $143.8 billion increased by $6.3 billion, or 5%, from the prior year. Average managed loans of $141.7 billion increased by $3.9 billion, or 3%, from the prior year. The current quarter included average and end-of-period managed loans of $2.1 billion from the acquisition of the Sears Canada credit card business (acquired in the fourth quarter of 2005), as well as $1.6 billion of average managed loans and $1.7 billion of end-of-period managed loans from the acquisition of the Kohl’s private label portfolio (acquired in the second quarter of 2006). Compared with the prior year, both average managed and end-of-period managed loans continued to be affected negatively by higher customer payment rates. Management believes that contributing to the higher payment rates are the new minimum payment rules and a higher proportion of customers in rewards-based programs.
Net managed revenue was $3.6 billion, down by $183 million, or 5%, from the prior year. Net interest income of $2.9 billion was down by $80 million, or 3%. The decrease in net interest income was driven by attrition of mature, higher spread balances as a result of higher payment rates. Also contributing to the reduction was higher cost of funds on balance growth in promotional, introductory and transactor loan balances, which increased due to continued investment in marketing. These decreases were offset partially by an increase in average managed loan balances due to acquisitions. Noninterest revenue of $762 million was down by $103 million, or 12%, due to higher volume-driven payments to partners, including Kohl’s, and increased rewards expense, partially offset by increased interchange income related to a 15% increase in charge volume.
The managed provision for credit losses was $1.3 billion, down by $563 million, or 31%, from the prior year. This benefit was due to a decrease in net charge-offs of $353 million, reflecting the continued low level of bankruptcy losses, partially offset by increased contractual net charge-offs. The provision also benefited from the lack of an increase in the allowance for credit losses of $200 million related to Hurricane Katrina and higher bankruptcy filings in the prior year. The managed net charge-off rate for the quarter was 3.58%, down from 4.70% in the prior year. The 30-day managed delinquency rate was 3.17%, down from 3.39% in the prior year.
Noninterest expense of $1.3 billion was up by $101 million, or 9%, from the prior year due to the acquisitions of the Sears Canada credit card business and Kohl’s private label portfolio as well as higher marketing spending, partially offset by merger savings.
Year-to-date results
Net income of $2.5 billion was up by $882 million, or 55%, from the prior year. Results were driven by a lower provision for credit losses due to significantly lower bankruptcy filings.
End-of-period managed loans of $143.8 billion increased by $6.3 billion, or 5%, from the prior year. Average managed loans of $139.0 billion increased by $3.4 billion, or 3%, from the prior year. The current period included $2.1 billion of average and end-of-period loans from the acquisition of the Sears Canada credit card business (acquired in the fourth quarter of 2005), as well as approximately $900 million of average loans and $1.7 billion of end-of-period loans from the acquisition, in the second quarter of 2006, of the Kohl’s private label portfolio. Compared with the prior year, both average managed and end-of-period managed loans were negatively affected by higher customer payment rates. Management believes that contributing to the higher payment rates are the new minimum payment rules and a higher proportion of customers in rewards-based programs.
Total net revenue of $11.0 billion was down $215 million, or 2%, from the prior year. Net interest income of $8.9 billion was down $81 million, or 1%, from the prior year. The decrease in net interest income was driven by attrition of mature, higher spread balances as a result of higher payment rates. Also contributing to the reduction was higher cost of funds on balance growth in promotional, introductory and transactor loan balances, which increased due to continued investment in marketing. These decreases were offset partially by an increase in average managed loan balances due to acquisitions and lower revenue reversals due to lower bankruptcies. Noninterest revenue of $2.1 billion was down by $134 million, or 6%, due to higher volume-driven payments to partners, including Kohl’s, and increased rewards expense, partially offset by increased interchange income related to an 11% increase in charge volume.
The managed provision for credit losses was $3.3 billion, down by $1.8 billion, or 35%, from the prior year. The benefit was due to a decrease in net charge-offs of $1.4 billion, reflecting the continued low level of bankruptcy losses. The provision also benefited from a reduction in the allowance for credit losses in the current year compared with an increase in the allowance for credit losses in the prior year. The managed net charge-off rate decreased to 3.29%, down from 4.80% in the prior year. The 30-day managed delinquency rate was 3.17%, down from 3.39% in the prior year.
Noninterest expense of $3.7 billion was up $152 million, or 4%. The acquisition of the Sears Canada credit card business and Kohl’s private label portfolio, increased marketing spending and higher fraud-related losses were offset partially by merger savings and other efficiencies.

Selected metrics	Three months ended September 30,			Nine months ended September 30,
(in millions, except headcount, ratios
and where otherwise noted)	2006	2005	Change	2006	2005	Change

% of average managed outstandings:
Net interest income	8.07%	8.55%		8.52%	8.83%
Provision for credit losses	3.56	5.28		3.19	5.04
Noninterest revenue	2.13	2.91		2.05	2.66
Risk adjusted margin(a)	6.65	6.18		7.39	6.45
Noninterest expense	3.51	3.70		3.60	3.93
Pretax income (ROO)	3.14	2.48		3.78	2.52
Net income	1.99	1.56		2.39	1.58

Business metrics
Charge volume (in billions)	$87.5	$76.4	15%	$246.2	$222.3	11%
Net accounts opened (in thousands)(b)	4,186	3,022	39	31,477	8,555	268
Credit cards issued (in thousands)	139,513	98,236	42	139,513	98,236	42
Number of registered Internet customers (in millions)	20.4	14.6	40	20.4	14.6	40
Merchant acquiring business(c)
Bank card volume (in billions)	$168.7	$143.4	18	$482.7	$409.7	18
Total transactions (in millions)(d)	4,597	3,921	17	13,203	11,184	18

Selected ending balances
Loans:
Loans on balance sheets	$78,587	$68,479	15	$78,587	$68,479	15
Securitized loans	65,245	69,095	(6)	65,245	69,095	(6)

Managed loans	$143,832	$137,574	5	$143,832	$137,574	5

Selected average balances
Managed assets	$148,272	$144,225	3	$146,192	$141,180	4
Loans:
Loans on balance sheets	$76,655	$68,877	11	$71,129	$66,759	7
Securitized loans	65,061	68,933	(6)	67,862	68,791	(1)

Managed loans	$141,716	$137,810	3	$138,991	$135,550	3

Equity	14,100	11,800	19	14,100	11,800	19

Headcount	18,696	19,463	(4)	18,696	19,463	(4)

Credit quality statistics
Net charge-offs	$1,280	$1,633	(22)	$3,417	$4,864	(30)
Net charge-off rate	3.58%	4.70%		3.29%	4.80%
Delinquency ratios
30+ days	3.17%	3.39%		3.17%	3.39%
90+ days	1.48	1.55		1.48	1.55

Allowance for loan losses	$3,176	$3,255	(2)	$3,176	$3,255	(2)
Allowance for loan losses to period-end loans	4.04%	4.75%		4.04%	4.75%

(a)	Represents Total net revenue less Provision for credit losses.

(b)	Year-to-date 2006 includes 21 million accounts from the acquisition of the Kohl’s private label portfolio in the second quarter of 2006.

(c)	Represents 100% of the merchant acquiring business.

(d)	Periods prior to the fourth quarter of 2005 have been restated to conform methodologies following the integration of Chase Merchant Services and Paymentech merchant processing businesses.

Reconciliation from reported basis to managed basis
The financial information presented below reconciles reported basis and managed basis to disclose the effect of securitizations.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2006	2005	Change	2006	2005	Change

Income statement data(a)
Credit card income
Reported data for the period	$1,357	$1,683	(19)%	$4,673	$4,855	(4)%
Securitization adjustments	(721)	(733)	2	(2,783)	(2,276)	(22)

Managed credit card income	$636	$950	(33)	$1,890	$2,579	(27)

Net interest income
Reported data for the period	$1,556	$1,370	14	$4,459	$3,963	13
Securitization adjustments	1,328	1,600	(17)	4,400	4,990	(12)

Managed net interest income	$2,884	$2,970	(3)	$8,859	$8,953	(1)

Total net revenue
Reported data for the period	$3,039	$3,113	(2)	$9,378	$8,931	5
Securitization adjustments	607	867	(30)	1,617	2,714	(40)

Managed total net revenue	$3,646	$3,980	(8)	$10,995	$11,645	(6)

Provision for credit losses
Reported data for the period(b)	$663	$966	(31)	$1,700	$2,396	(29)
Securitization adjustments	607	867	(30)	1,617	2,714	(40)

Managed provision for credit losses(b)	$1,270	$1,833	(31)	$3,317	$5,110	(35)

Balance sheet – average balances(a)

Total average assets
Reported data for the period	$85,301	$77,204	10	$80,395	$74,263	8
Securitization adjustments	62,971	67,021	(6)	65,797	66,917	(2)

Managed average assets	$148,272	$144,225	3	$146,192	$141,180	4

Credit quality statistics(a)

Net charge-offs
Reported net charge-offs data for the period	$673	$766	(12)	$1,800	$2,150	(16)
Securitization adjustments	607	867	(30)	1,617	2,714	(40)

Managed net charge-offs	$1,280	$1,633	(22)	$3,417	$4,864	(30)

(a)
JPMorgan Chase uses the concept of “managed receivables” to evaluate the credit performance and overall performance of the underlying credit card loans, both sold and not sold; as the same borrower is continuing to use the credit card for ongoing charges, a borrower’s credit performance will affect both the receivables sold under SFAS 140 and those not sold. Thus, in its disclosures regarding managed receivables, JPMorgan Chase treats the sold receivables as if they were still on the balance sheet in order to disclose the credit performance (such as net charge-off rates) of the entire managed credit card portfolio. Managed results exclude the impact of credit card securitizations on Total net revenue, the Provision for credit losses, net charge-offs and loan receivables. Securitization does not change reported net income versus managed earnings; however, it does affect the classification of items on the Consolidated statements of income and Consolidated balance sheets.

(b)	Third quarter of 2005 includes a $100 million special provision related to Hurricane Katrina, of which $90 million was released in the second quarter of 2006.
Reconciliation of Card Services’ managed results to adjusted results as if Paymentech had not been consolidated
The financial information presented below is presented to illustrate the underlying trends of how CS’ results may have appeared had Paymentech been deconsolidated prior to the earliest date indicated.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2006	2005	Change	2006	2005	Change

Noninterest revenue
Managed Noninterest revenue	$762	$1,010	(25)%	$2,136	$2,692	(21)%
Adjustment for Paymentech	—	(145)	NM	—	(422)	NM

Adjusted Noninterest revenue	$762	$865	(12)	$2,136	$2,270	(6)

Total net revenue
Managed Total net revenue	$3,646	$3,980	(8)	$10,995	$11,645	(6)
Adjustment for Paymentech	—	(151)	NM	—	(435)	NM

Adjusted Total net revenue	$3,646	$3,829	(5)	$10,995	$11,210	(2)

Noninterest expense
Managed Total noninterest expense	$1,253	$1,286	(3)	$3,745	$3,982	(6)
Adjustment for Paymentech	—	(134)	NM	—	(389)	NM

Adjusted Total noninterest expense	$1,253	$1,152	9	$3,745	$3,593	4

COMMERCIAL BANKING

For a discussion of the business profile of CB, see page 5 of this Form 10-Q. For additional information on the transfers of various wholesale banking clients among CB, the IB and TSS, see page 15 of this Form 10-Q.
The October 1, 2006 acquisition of The Bank of New York’s middle-market banking business added approximately 2,000 clients, $2.5 billion of loans and $1.3 billion in deposits.

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2006	2005	Change	2006	2005	Change

Revenue
Lending & deposit related fees	$145	$145	—%	$434	$429	1%
Asset management, administration and commissions	16	15	7	47	43	9
All other income(a)	95	94	1	282	261	8

Noninterest revenue	256	254	1	763	733	4
Net interest income	677	623	9	2,019	1,839	10

Total net revenue	933	877	6	2,782	2,572	8

Provision for credit losses(b)	54	(46)	NM	49	90	(46)

Noninterest expense
Compensation expense	190	164	16	566	484	17
Noncompensation expense	296	279	6	883	848	4
Amortization of intangibles	14	15	(7)	45	49	(8)

Total noninterest expense	500	458	9	1,494	1,381	8

Income before income tax expense	379	465	(18)	1,239	1,101	13
Income tax expense	148	181	(18)	485	429	13

Net income	$231	$284	(19)	$754	$672	12

Financial ratios
ROE	17%	33%		18%	26%
ROA	1.60	2.17		1.79	1.74
Overhead ratio	54	52		54	54

(a)	IB-related and commercial card revenues are included in All other income.

(b)	Third quarter of 2005 includes a $35 million special provision related to Hurricane Katrina.
Quarterly results
Net income was $231 million, down by $53 million, or 19%, from the prior year. The decrease was driven primarily by a higher provision for credit losses.
Net revenue was $933 million, up by $56 million, or 6%, from the prior year. Net interest income was $677 million, up by $54 million, or 9%, due to higher liability balances and loan volumes, largely offset by narrower loan spreads and a shift to lower margin liability products. Noninterest revenue of $256 million was up by $2 million, or 1%.
Each business within CB grew revenue over the prior year, primarily driven by increased Treasury Services revenue and lending revenue. Compared with the prior year, Middle Market Banking revenue of $617 million increased by $28 million, or 5%. Mid-Corporate Banking revenue of $160 million increased by $19 million, or 13%, and Real Estate revenue of $119 million increased by $5 million, or 4%.
Provision for credit losses was $54 million reflecting stable credit quality and growth in the loan portfolio. The provision for credit losses was a benefit of $46 million in the prior year, which included a release of the allowance for credit losses that was offset partially by a special provision related to Hurricane Katrina.
Noninterest expense was $500 million, up by $42 million, or 9%, from the prior year, largely due to higher compensation expense and increased expense related to higher client usage of Treasury Services products.

Year-to-date results
Earnings of $754 million increased by $82 million, or 12%, from the prior year due to higher revenues and lower provision for credit losses, partially offset by higher expenses.
Net revenues of $2.8 billion increased 8%, or $210 million. Net interest income increased to $2 billion, primarily driven by higher liability balances and loan volumes, partially offset by lower loan spreads. Noninterest revenue was $763 million, up $30 million, or 4%, due to higher commercial card and IB-related revenues.
Each business within CB grew revenue over the prior year, primarily driven by increased Treasury Services revenue and lending revenue. Compared with the prior year, Middle Market Banking revenue of $1.9 billion increased by $124 million, or 7%. Mid-Corporate Banking revenue of $458 million increased by $55 million, or 14%, and Real Estate revenue of $338 million increased by $26 million, or 8%.
Provision for credit losses was $49 million, down from $90 million in the prior year. The provision for credit losses in the prior year was primarily related to refinements in the data used to estimate the allowance for credit losses and a $35 million provision for Hurricane Katrina.
Noninterest expenses of $1.5 billion increased by $113 million, or 8%, from last year, primarily related to incremental compensation expense related to SFAS 123R and increased expense resulting from higher client usage of Treasury Services products.

Selected metrics	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratio and
headcount data)	2006	2005	Change	2006	2005	Change

Revenue by product:
Lending	$335	$302	11%	$985	$905	9%
Treasury Services	551	517	7	1,667	1,516	10
Investment banking	60	50	20	166	150	11
Other	(13)	8	NM	(36)	1	NM

Total Commercial Banking revenue	933	877	6	2,782	2,572	8

IB revenues, gross(a)	$170	$145	17	$470	$402	17

Revenue by business:
Middle Market Banking	$617	$589	5	$1,874	$1,750	7
Mid-Corporate Banking	160	141	13	458	403	14
Real Estate	119	114	4	338	312	8
Other	37	33	12	112	107	5

Total Commercial Banking revenue	$933	$877	6	$2,782	$2,572	8

Selected average balances
Total assets	$57,378	$51,988	10	$56,246	$51,735	9
Loans and leases(b)	53,404	47,999	11	52,227	47,468	10
Liability balances(c)	72,009	64,772	11	71,781	65,098	10
Equity	5,500	3,400	62	5,500	3,400	62

Average loans by business:
Middle Market Banking	$32,890	$31,402	5	$32,418	$30,917	5
Mid-Corporate Banking	8,756	6,434	36	8,205	6,163	33
Real Estate	7,564	6,623	14	7,505	6,760	11
Other	4,194	3,540	18	4,099	3,628	13

Total Commercial Banking loans	53,404	47,999	11	52,227	47,468	10

Headcount	4,447	4,441	—	4,447	4,441	—

Credit data and quality statistics:
Net charge-offs	$21	$6	250	$11	$5	120
Nonperforming loans	157	369	(57)	157	369	(57)
Allowance for loan losses	1,431	1,423	1	1,431	1,423	1
Allowance for lending-related commitments	156	161	(3)	156	161	(3)

Net charge-off rate(b)	0.16%	0.05%		0.03%	0.01%
Allowance for loan losses to average loans(b)	2.70	2.98		2.76	3.02
Allowance for loan losses to nonperforming loans	911	386		911	386
Nonperforming loans to average loans	0.29	0.77		0.30	0.78

(a)	Represents the revenue related to investment banking products sold to CB clients.

(b)
Average loans include loans held-for-sale of $359 million and $298 million for the three months ended September 30, 2006 and 2005, respectively, and $321 million and $307 million for the nine months ended September 30, 2006 and 2005, respectively. These amounts are not included in the net charge-off rate or allowance coverage ratios.

(c)	Liability balances include deposits and deposits that are swept to on-balance sheet liabilities.

TREASURY & SECURITIES SERVICES

For a discussion of the business profile of TSS, see page 5 of this Form 10-Q. In 2006, various wholesale banking clients, and the related revenue and expense, have been transferred among CB, IB and TSS. As a result, prior period amounts have been reclassified to conform to the current year presentation. TSS firmwide disclosures have also been adjusted to reflect a refined set of TSS products and a revised split of liability balances and lending-related revenue related to the client transfers described on page 15 of this Form 10-Q.
On October 1, 2006, the Firm completed the exchange of selected corporate trust businesses, including trustee, paying agent, loan agency and document management services, for the consumer, small business and middle market banking businesses of The Bank of New York. These corporate trust businesses, which were previously reported in TSS, have been deemed discontinued operations. The related balance sheet and income statement activity were transferred to the Corporate segment commencing with the second quarter of 2006, and periods prior to the second quarter of 2006 have been revised to reflect this transfer.

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2006	2005	Change	2006	2005	Change

Revenue
Lending & deposit related fees	$183	$179	2%	$549	$547	—%
Asset management, administration and commissions	642	605	6	1,975	1,780	11
All other income	155	127	22	479	385	24

Noninterest revenue	980	911	8	3,003	2,712	11
Net interest income	519	469	11	1,569	1,391	13

Total net revenue	1,499	1,380	9	4,572	4,103	11

Provision for credit losses	1	(1)	NM	1	(2)	NM
Credit reimbursement to IB(a)	(30)	(38)	21	(90)	(114)	21

Noninterest expense
Compensation expense	557	487	14	1,643	1,420	16
Noncompensation expense	489	493	(1)	1,462	1,572	(7)
Amortization of intangibles	18	19	(5)	57	61	(7)

Total noninterest expense	1,064	999	7	3,162	3,053	4

Income before income tax expense	404	344	17	1,319	938	41
Income tax expense	148	122	21	485	329	47

Net income	$256	$222	15	$834	$609	37

Financial ratios
ROE	46%	58%		48%	53%
Overhead ratio	71	72		69	74
Pretax margin ratio(b)	27	25		29	23

(a)
TSS is charged a credit reimbursement related to certain exposures managed within the IB credit portfolio on behalf of clients shared with TSS. For a further discussion, see Credit reimbursement on page 35 of JPMorgan Chase’s 2005 Annual Report.

(b)
Pretax margin represents Income before income tax expense divided by Total net revenue, which is a measure of pretax performance and another basis by which management evaluates its performance and that of its competitors.

Quarterly results
Net income was $256 million, up by $34 million, or 15%, from the prior year. Earnings benefited from higher revenue due to wider spreads on higher average liability balances and growth in client volumes.
Net revenue was $1.5 billion, up by $119 million, or 9%, from the prior year. Noninterest revenue was $980 million, up by $69 million, or 8%. The improvement was due largely to an increase in assets under custody to $12.9 trillion, which was driven by market value appreciation and new business. Also contributing to the improvement was growth in ADRs, global clearing and securities lending, all of which were driven by a combination of increased product usage by existing clients and new business. Net interest income was $519 million, up by $50 million, or 11%, due to wider spreads on a 22% increase in average liability balances.
Treasury Services net revenue of $697 million was up by $27 million, or 4%, from the prior year. Worldwide Securities Services net revenue of $802 million was up by $92 million, or 13%. TSS firmwide net revenue, which includes Treasury Services net revenue recorded in other lines of business, grew to $2.1 billion, up by $160 million, or 8%. Treasury Services firmwide net revenue grew to $1.3 billion, up by $68 million, or 6%.
Noninterest expense was $1.1 billion, up by $65 million, or 7%. The increase was due to higher compensation expense related to growth in headcount supporting increased client activity, business growth and investment in new product platforms.
Year-to-date results
Net income was $834 million, up by $225 million, or 37%, from the prior year. Earnings benefited from higher revenue due to wider spreads on higher average liability balances, fee income and the absence of prior year charges of $58 million (after-tax) related to the termination of a client contract.
Net revenue was $4.6 billion, up by $469 million, or 11%. Noninterest revenue was $3.0 billion, up by $291 million, or 11%. The improvement was due primarily to an increase in assets under custody to $12.9 trillion, which was driven by market value appreciation and new business. Also contributing to the improvement was growth in securities lending, foreign exchange and ADRs, all of which were driven by a combination of increased product usage by existing clients and new business. Net interest income was $1.6 billion, up by $178 million, or 13%, primarily resulting from wider spreads on a 24% increase in average liability balances.
Treasury Services net revenue of $2.1 billion was up 4%. Worldwide Securities Services net revenue of $2.5 billion grew by $386 million, or 18%. TSS firmwide net revenue, which includes Treasury Services net revenue recorded in other lines of business, grew to $6.4 billion, up by $638 million, or 11%. Treasury Services firmwide net revenue grew to $3.9 billion, up by $252 million, or 7%.
Noninterest expense was $3.2 billion, up $109 million, or 4%. The increase was due to higher compensation expense related to growth in headcount supporting increased client activity, business growth, investment in new product platforms and incremental expense related to SFAS 123R, partially offset by the absence of prior-year charges of $93 million related to the termination of a client contract.

Selected metrics	Three months ended September 30,			Nine months ended September 30,
(in millions, except headcount, ratio
data and where otherwise noted)	2006	2005	Change	2006	2005	Change

Revenue by business
Treasury Services	$697	$670	4%	$2,092	$2,009	4%
Worldwide Securities Services	802	710	13	2,480	2,094	18

Total net revenue	$1,499	$1,380	9	$4,572	$4,103	11

Business metrics
Assets under custody (in billions)	$12,873	$10,448	23	$12,873	$10,448	23
Number of:
US$ ACH transactions originated (in millions)	886	753	18	2,572	2,179	18
Total US$ clearing volume (in thousands)	26,252	24,906	5	77,940	70,811	10
International electronic funds transfer volume (in thousands)(a)	35,322	22,723	55	104,318	59,896	74
Wholesale check volume (in millions)	860	928	(7)	2,616	2,859	(8)
Wholesale cards issued (in thousands)(b)	16,662	12,810	30	16,662	12,810	30
Selected balance sheets (average)
Total assets	$30,558	$27,679	10	$30,526	$27,846	10
Loans	15,231	12,160	25	14,396	11,851	21
Liability balances(c)	192,518	157,493	22	188,330	152,289	24
Equity	2,200	1,525	44	2,314	1,525	52

Headcount	24,575	21,878	12	24,575	21,878	12

TSS firmwide metrics
Treasury Services firmwide revenue(d)	$1,300	$1,232	6	$3,909	$3,657	7
Treasury & Securities Services firmwide revenue(d)	2,102	1,942	8	6,389	5,751	11
Treasury Services firmwide overhead ratio(e)	57%	59%		56%	58%
Treasury & Securities Services firmwide overhead ratio(e)	63	64		61	66
Treasury Services firmwide liability balances (average)(f)	$162,326	$140,079	16	$159,897	$137,325	16
Treasury & Securities Services firmwide liability balances (average)(f)	264,527	222,264	19	259,477	217,387	19

(a)	International electronic funds transfer includes non-US$ ACH and clearing volume.

(b)	Wholesale cards issued include domestic commercial card, stored value card, prepaid card, and government electronic benefit card products.

(c)	Liability balances include deposits and deposits swept to on-balance sheet liabilities.
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

(d)
Firmwide revenue includes TS revenue recorded in the CB, Regional Banking and AWM lines of business (see below) and exclude FX revenues recorded in the IB for TSS-related FX activity. TSS firmwide FX revenue, which include FX revenue recorded in TSS and FX revenue associated with TSS customers who are FX customers of the IB, was $85 million for the quarter ended September 30, 2006, and $349 million for the nine months ended September 30, 2006.

(e)
Overhead ratios have been calculated based upon firmwide revenues and TSS and TS expenses, respectively, including those allocated to certain other lines of business. FX revenues and expenses recorded in the IB for TSS-related FX activity are not included in this ratio.

(f)
Firmwide liability balances include TS’ liability balances recorded in certain other lines of business. Liability balances associated with TS customers who are also customers of the CB line of business are not included in TS liability balances.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2006	2005	Change	2006	2005	Change

Treasury Services revenue reported in CB	$551	$517	7%	$1,667	$1,516	10%
Treasury Services revenue reported in other lines of business	52	45	16	150	132	14

ASSET & WEALTH MANAGEMENT

For a discussion of the business profile of AWM, see pages 51–52 of JPMorgan Chase’s 2005 Annual Report.

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2006	2005	Change	2006	2005	Change

Revenue
Asset management, administration and commissions	$1,285	$1,065	21%	$3,786	$3,034	25%
All other income	120	117	3	329	296	11

Noninterest revenue	1,405	1,182	19	4,115	3,330	24
Net interest income	231	267	(13)	725	823	(12)

Total net revenue	1,636	1,449	13	4,840	4,153	17

Provision for credit losses(a)	(28)	(19)	(47)	(42)	(46)	9

Noninterest expense
Compensation expense	676	554	22	2,027	1,601	27
Noncompensation expense	417	397	5	1,201	1,151	4
Amortization of intangibles	22	25	(12)	66	75	(12)

Total noninterest expense	1,115	976	14	3,294	2,827	17

Income before income tax expense	549	492	12	1,588	1,372	16
Income tax expense	203	177	15	586	498	18

Net income	$346	$315	10	$1,002	$874	15

Financial ratios
ROE	39%	52%		38%	49%
Overhead ratio	68	67		68	68
Pretax margin ratio(b)	34	34		33	33

(a)	Third quarter of 2005 includes a $3 million special provision related to Hurricane Katrina.

(b)
Pretax margin represents Income before income tax expense divided by Total net revenue, which is a measure of pretax performance and another basis by which management evaluates its performance and that of its competitors.

Quarterly results
Net income was $346 million, up by $31 million, or 10%, from the prior year. Performance was driven by increased revenue offset primarily by higher compensation expense.
Net revenue was $1.6 billion, up by $187 million, or 13%, from the prior year. Noninterest revenue, principally fees and commissions, of $1.4 billion was up by $223 million, or 19%. This increase was due largely to increased assets under management and higher performance fees. Net interest income was $231 million, down by $36 million, or 13%, from the prior year, primarily due to narrower deposit spreads, reflecting a shift in the deposit mix, and the sale of BrownCo in the fourth quarter of 2005, partially offset by higher loan and deposit balances.
Private Bank client segment revenue grew 11% from the prior year, to $469 million, due to increased placement activity, higher asset management fees and higher deposit balances, partially offset by narrower deposit spreads. Institutional client segment revenue grew 30%, to $464 million, due to net asset inflows and higher performance fees. Retail client segment revenue grew 10%, to $456 million, primarily due to net asset inflows, partially offset by the sale of BrownCo. Private Client Services client segment revenue decreased 3%, to $247 million, due to narrower deposit and loan spreads, partially offset by higher deposit and loan balances.

Provision for credit losses was a benefit of $28 million compared with a benefit of $19 million in the prior year. The increased benefit reflects a higher level of recoveries.
Noninterest expense of $1.1 billion was up by $139 million, or 14%, from the prior year. The increase was due to higher compensation, including incremental expense related to SFAS 123R, as well as minority interest related to Highbridge Capital Management, partially offset by the sale of BrownCo.
Year-to-date results
Net income was $1.0 billion, up by $128 million, or 15%, from the prior year. Performance was driven by increased revenue offset partially by higher compensation expense.
Net revenue was $4.8 billion, up by $687 million, or 17%, from the prior year. Noninterest revenue, principally fees and commissions, of $4.1 billion was up by $785 million, or 24%. This increase was due largely to increased assets under management and higher performance and placement fees. Net interest income was $725 million, down by $98 million, or 12%, from the prior year, primarily due to narrower deposit spreads, reflecting a shift in the deposit mix, and the sale of BrownCo in the fourth quarter of 2005, partially offset by higher deposit and loan balances.
Private Bank client segment revenue grew 10% from the prior year, to $1.4 billion, due to increased placement activity, higher asset management fees and higher deposit balances, partially offset by narrower deposit spreads. Institutional client segment revenue grew 36%, to $1.3 billion, due to net asset inflows and higher performance fees. Retail client segment revenue grew 20%, to $1.3 billion, primarily due to net asset inflows, partially offset by the sale of BrownCo. Private Client Services client segment revenue decreased 2%, to $769 million, due to narrower deposit and loan spreads, partially offset by higher deposit and loan balances.
Provision for credit losses was a benefit of $42 million compared with a benefit of $46 million in the prior year. The current-year benefit reflects a higher level of recoveries, whereas the prior-year benefit relates to refinements in the data used to estimate the allowance for credit losses.
Noninterest expense of $3.3 billion was up by $467 million, or 17%, from the prior year. The increase was due to higher compensation, and increased salaries and benefits related to business growth, including incremental expense related to SFAS 123R, as well as minority interest related to Highbridge Capital Management, partially offset by the sale of BrownCo.

Selected metrics
(in millions, except headcount, ratios
and ranking data, and where	Three months ended September 30,			Nine months ended September 30,
otherwise noted)	2006	2005	Change	2006	2005	Change

Revenue by client segment
Private bank	$469	$421	11%	$1,379	$1,252	10%
Institutional	464	358	30	1,348	993	36
Retail	456	415	10	1,344	1,124	20
Private client services	247	255	(3)	769	784	(2)

Total net revenue	$1,636	$1,449	13	$4,840	$4,153	17

Business metrics
Number of:
Client advisors	1,489	1,461	2	1,489	1,461	2
Retirement planning services participants	1,372,000	1,293,000	6	1,372,000	1,293,000	6

% of customer assets in 4 & 5 Star Funds(a)	58%	44%	32	58%	44%	32
% of AUM in 1st and 2nd quartiles:(b)
1 year	79%	62%	27	79%	62%	27
3 years	75%	72%	4	75%	72%	4
5 years	80%	72%	11	80%	72%	11

Selected balance sheets data (average)
Total assets	$43,524	$42,427	3	$42,597	$41,391	3
Loans(c)	26,770	26,850	—	25,695	26,595	(3)
Deposits(c)(d)	51,395	41,453	24	50,360	41,421	22
Equity	3,500	2,400	46	3,500	2,400	46

Headcount	12,761	12,531	2	12,761	12,531	2

Credit data and quality statistics
Net charge-offs (recoveries)	$(24)	$23	NM	$(21)	$15	NM
Nonperforming loans	57	118	(52)	57	118	(52)
Allowance for loan losses	112	148	(24)	112	148	(24)
Allowance for lending-related commitments	4	6	(33)	4	6	(33)

Net charge-off (recovery) rate	(0.36)%	0.34%		(0.11)%	0.08%
Allowance for loan losses to average loans	0.42	0.55		0.44	0.56
Allowance for loan losses to nonperforming loans	196	125		196	125
Nonperforming loans to average loans	0.21	0.44		0.22	0.44

(a)	Derived from Morningstar for the United States; Micropal for the United Kingdom, Luxembourg, Hong Kong and Taiwan; and Nomura for Japan.

(b)	Quartile rankings sourced from Lipper for the United States and Taiwan; Micropal for the United Kingdom, Luxembourg and Hong Kong; and Nomura for Japan.

(c)	The sale of BrownCo, which occurred on November 30, 2005, included $3.0 billion in both loans and deposits.

(d)	Reflects the transfer in 2005 of certain consumer deposits from RFS to AWM.
Assets under supervision
Assets under supervision were $1.3 trillion, up 10%, or $112 billion, from the prior year, net of a $33 billion reduction due to the sale of BrownCo. Assets under management were $935 billion, up 13%, or $107 billion, from the prior year. The increase was the result of net asset inflows in the retail segment from third-party distribution, primarily in equity-related products, institutional flows in liquidity products and market appreciation. Custody, brokerage, administration and deposit balances were $330 billion, up by $5 billion, net of a $33 billion reduction from the sale of BrownCo.

ASSETS UNDER SUPERVISION (in billions)
As of September 30,	2006	2005

Assets by asset class
Liquidity(a)	$281	$239
Fixed income	171	166
Equities & balanced	392	351
Alternatives	91	72

Total Assets under management	935	828
Custody/brokerage/administration/deposits	330	325

Total Assets under supervision	$1,265	$1,153

Assets by client segment
Institutional(b)	$503	$479
Private Bank	150	142
Retail(b)	228	155
Private Client Services	54	52

Total Assets under management	$935	$828

Institutional(b)	$505	$483
Private Bank	347	309
Retail(b)	309	261
Private Client Services	104	100

Total Assets under supervision	$1,265	$1,153

Assets by geographic region
U.S./Canada	$596	$548
International	339	280

Total Assets under management	$935	$828

U.S./Canada	$855	$815
International	410	338

Total Assets under supervision	$1,265	$1,153

Mutual fund assets by asset class
Liquidity	$221	$188
Fixed income	45	39
Equity	184	137

Total mutual fund assets	$450	$364

(a)	Third quarter of 2006 data reflects the reclassification of $19 billion of assets under management into liquidity from other asset classes. Prior period data was not reclassified.

(b)
During the first quarter of 2006, assets under management of $22 billion from Retirement planning services has been reclassified from the Institutional client segment to the Retail client segment in order to be consistent with the revenue by client segment reporting.

	Three months ended		Nine months ended
	September 30		September 30
Assets under management rollforward	2006	2005	2006	2005

Beginning balance	$898	$783	$847	$791
Flows:
Liquidity	15	19	20	8
Fixed income	4	(4)	10	(2)
Equities, balanced and alternatives	3	4	29	13
Market/performance/other impacts	15	26	29	18

Ending balance	$935	$828	$935	$828

Assets under supervision rollforward
Beginning balance	$1,213	$1,093	$1,149	$1,106
Net asset flows	26	28	71	34
Market/performance/other impacts	26	32	45	13

Ending balance	$1,265	$1,153	$1,265	$1,153

CORPORATE

For a discussion of the business profile of Corporate, see pages 53–54 of JPMorgan Chase’s 2005 Annual Report. For additional information regarding enhanced disclosures related to the Corporate segment, refer to page 15 of this Form 10-Q.
The transaction with The Bank of New York closed on October 1, 2006. As a result of this transaction, select corporate trust businesses were transferred from TSS to the Corporate segment and are reported in discontinued operations for all periods presented.

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions)	2006	2005	Change	2006	2005	Change

Revenue
Principal transactions	$193	$262	(26)%	$939	$1,294	(27)%
Securities gains (losses)	24	(43)	NM	(626)	(938)	33
All other income	125	38	229	458	222	106

Noninterest revenue	342	257	33	771	578	33
Net interest income	(55)	(650)	92	(957)	(2,100)	54

Total net revenue	287	(393)	NM	(186)	(1,522)	88

Provision for credit losses(a)	1	13	(92)	1	10	(90)

Noninterest expense
Compensation expense	737	738	—	2,192	2,283	(4)
Noncompensation expense(b)	729	776	(6)	1,673	5,198	(68)
Merger costs	48	221	(78)	205	645	(68)

Subtotal	1,514	1,735	(13)	4,070	8,126	(50)
Net expenses allocated to other businesses	(1,035)	(1,128)	8	(3,104)	(3,402)	9

Total noninterest expense	479	607	(21)	966	4,724	(80)

Income (loss) from continuing operations before income tax expense	(193)	(1,013)	81	(1,153)	(6,256)	82
Income tax expense (benefit)	(159)	(396)	60	(659)	(2,477)	73

Income (loss) from continuing operations	(34)	(617)	94	(494)	(3,779)	87
Income from discontinued operations (after-tax)(c)	65	58	12	175	173	1

Net income (loss)	$31	$(559)	NM	$(319)	$(3,606)	91

(a)	Third quarter of 2005 includes a $12 million special provision related to Hurricane Katrina.

(b)
Includes litigation reserve charges of $2,772 million year-to-date 2005 related to the settlement of the Enron and WorldCom class action litigations and for certain other material legal proceedings. In the third quarter and the first nine months of 2006, insurance recoveries related to certain material litigation of $17 million and $375 million, respectively, were recorded.

(c)
On October 1, 2006, the Firm completed the exchange of selected corporate trust businesses including trustee, paying agent, loan agency and document management services for the consumer, small business and middle market banking businesses of The Bank of New York. The results of operations of these corporate trust businesses are being reported as discontinued operations for each of the periods presented.

Quarterly results
Net income was $31 million compared with a net loss of $559 million in the prior year. In comparison with the prior year, Private Equity earnings were $95 million, down from $141 million; Treasury net income was $70 million compared with a net loss of $301 million; Other Corporate net loss was $199 million compared with a net loss of $457 million; and earnings from Discontinued Operations were $65 million compared with $58 million.
Net revenue was $287 million compared with negative $393 million in the prior year. Net interest income was negative $55 million compared with negative $650 million in the prior year. Treasury was the primary driver of the improvement, with net interest income of $149 million compared with negative $415 million, primarily benefiting from an improvement in Treasury’s net interest spread and an increase in available-for-sale securities. Noninterest revenue was $342 million compared with $257 million, reflecting $24 million of security gains in Treasury compared with security losses of $43 million. These benefits were offset partially by lower Private Equity gains of $226 million compared with gains of $313 million.
Noninterest expense was $479 million, down by $128 million from $607 million in the prior year. Insurance recoveries relating to certain material litigation were $17 million in the current period. Merger costs of $48 million were incurred in the current quarter and $221 million in the prior year.
Year-to-date results
Operating loss was $319 million compared with a net loss of $3.6 billion. In comparison with the prior year, Private Equity earnings were $491 million, down from $700 million; Treasury net loss was $549 million compared with a net loss of $1.5 billion; and the net loss in Other Corporate was $436 million compared with a net loss of $3.0 billion.
Net revenue was negative $186 million compared with a negative $1.5 billion in the prior year. Net interest income was a negative $1.0 billion compared with negative $2.1 billion. Treasury was the primary driver of the improvement, with net interest income of negative $236 million compared with negative $1.3 billion, benefiting primarily from an improvement in Treasury’s net interest spread and an increase in available-for-sale securities. Noninterest revenue was $771 million compared with $578 million, reflecting $626 million in security losses in Treasury compared with security losses of $939 million in the prior year; lower Private Equity gains of $1.0 billion compared with gains of $1.4 billion in the prior year; and a gain of $103 million related to the sale of MasterCard shares in its initial public offering in the current year.
Noninterest expense was $1.0 billion, down by $3.7 billion from $4.7 billion. Insurance recoveries relating to certain material litigation were $375 million in the current year, while the prior-year results included a material litigation charge of $2.8 billion. Merger costs were $205 million compared with $645 million in the prior year. Excluding all of these items, noninterest expense would have been down by $171 million compared with the prior year, reflecting merger-related savings and other operating efficiencies.

Selected metrics	Three months ended September 30,			Nine months ended September 30,
(in millions)	2006	2005	Change	2006	2005	Change

Total net revenue
Private equity	$188	$272	(31)%	$892	$1,271	(30)%
Treasury	185	(489)	NM	(843)	(2,294)	63
Corporate other	(86)	(176)	51	(235)	(499)	53

Total net revenue	$287	$(393)	NM	$(186)	$(1,522)	88

Net income (loss)
Private equity	$95	$141	(33)	$491	$700	(30)
Treasury	70	(301)	NM	(549)	(1,454)	62
Corporate other(a)	(169)	(320)	47	(309)	(2,625)	88
Merger costs	(30)	(137)	78	(127)	(400)	68

Income (loss) from continuing operations	(34)	(617)	94	(494)	(3,779)	87
Income from discontinued operations (after-tax)	65	58	12	175	173	1

Total net income (loss)	$31	$(559)	NM	$(319)	$(3,606)	91

Headcount	25,748	30,709	(16)	25,748	30,709	(16)

(a)	See footnotes (a) and (b) on page 41 of this Form 10-Q.

Selected income statement
and balance sheet data	Three months ended September 30,			Nine months ended September 30,
(in millions)	2006	2005	Change	2006	2005	Change

Treasury
Securities gains (losses)(a)	$24	$(43)	NM	$(626)	$(939)	33%
Investment portfolio (average)	68,619	39,351	74%	57,545	49,453	16
Investment portfolio (ending)	77,116	42,754	80	77,116	42,754	80

Private equity
Private equity gains (losses)
Realized gains	$194	$430	(55)	$969	$1,618	(40)
Write-ups / (write-downs)	(21)	(71)	70	(85)	2	NM
Mark-to-market gains (losses)	25	(64)	NM	78	(306)	NM

Total direct investments	198	295	(33)	962	1,314	(27)
Third-party fund investments	28	18	56	50	88	(43)

Total private equity gains(b)	$226	$313	(28)	$1,012	$1,402	(28)

Private equity portfolio information
Direct investments	September 30, 2006	December 31, 2005	Change

Publicly-held securities
Carrying value	$696	$479	45%
Cost	539	403	34
Quoted public value	1,022	683	50

Privately-held direct securities
Carrying value	4,241	5,028	(16)
Cost	5,482	6,463	(15)

Third-party fund investments
Carrying value	682	669	2
Cost	1,000	1,003	—

Total private equity portfolio – Carrying value	$5,619	$6,176	(9)
Total private equity portfolio – Cost	$7,021	$7,869	(11)

(a)	Gains/losses reflect repositioning of the Treasury investment securities portfolio. Excludes gains/losses on securities used to manage risk associated with MSRs.

(b)	Included in Principal transactions.
The carrying value of the private equity portfolio at September 30, 2006, was $5.6 billion, down $557 million from December 31, 2005. The portfolio decline was primarily due to sales activity. The portfolio represented 8.0% of the Firm’s stockholders’ equity less goodwill at September 30, 2006, down from 9.7% at December 31, 2005.

BALANCE SHEET ANALYSIS

Selected balance sheet data (in millions)	September 30, 2006	December 31, 2005

Assets
Cash and due from banks	$36,279	$36,670
Deposits with banks	17,130	21,661
Federal funds sold and securities purchased under resale agreements	156,194	133,981
Securities borrowed	89,222	74,604
Trading assets:
Debt and equity instruments	289,891	248,590
Derivative receivables	58,265	49,787
Securities:
Available-for-sale	86,485	47,523
Held-to-maturity	63	77
Interests in purchased receivables	—	29,740
Loans, net of Allowance for loan losses	456,488	412,058
Other receivables	27,693	27,643
Goodwill	43,372	43,621
Other intangible assets	14,438	14,559
All other assets	61,124	58,428
Assets of discontinued operations held-for-sale (a)	1,385	—

Total assets	$1,338,029	$1,198,942

Liabilities
Deposits	$582,115	$554,991
Federal funds purchased and securities sold under repurchase agreements	188,395	125,925
Commercial paper and other borrowed funds	34,387	24,342
Trading liabilities:
Debt and equity instruments	106,784	94,157
Derivative payables	58,462	51,773
Long-term debt and capital debt securities	139,928	119,886
Beneficial interests issued by consolidated VIEs	16,254	42,197
All other liabilities	73,585	78,460
Liabilities of discontinued operations held-for-sale (a)	24,558	—

Total liabilities	1,224,468	1,091,731
Stockholders’ equity	113,561	107,211

Total liabilities and stockholders’ equity	$1,338,029	$1,198,942

(a)
On October 1, 2006, the Firm completed the exchange of selected corporate trust businesses including trustee, paying agent, loan agency and document management services for the consumer, small business and middle market banking businesses of The Bank of New York. As a result of this transaction, assets and liabilities of this business were reclassified and reported as discontinued operations for the period ended September 30, 2006. JPMorgan Chase has not reclassified any Assets or Liabilities of discontinued operations held-for-sale at December 31, 2005.

Balance sheet overview
At September 30, 2006, the Firm’s total assets were $1.3 trillion, an increase of $139 billion, or 12%, from December 31, 2005. Growth was primarily in Trading assets–debt and equity instruments, Loans, AFS securities, Federal funds sold and securities purchased under resale agreements and Securities borrowed, partly offset by a decline in Interests in purchased receivables due to the deconsolidation of certain multi-seller conduits in the second quarter of 2006.
At September 30, 2006, the Firm’s total liabilities were $1.2 trillion, an increase of $133 billion, or 12%, from December 31, 2005. Growth was primarily in Federal funds purchased and securities sold under repurchase agreements, Deposits, Long-term debt and capital debt securities, Trading liabilities–debt and equity instruments, Commercial paper and other borrowed funds, partly offset by a decline in Beneficial interests issued by consolidated VIEs as a result of the aforementioned deconsolidation.

Federal funds sold and securities purchased under resale agreements and Securities borrowed, as well as Federal funds purchased and securities sold under repurchase agreements, Commercial paper and Other borrowed funds
The Firm utilizes Federal funds sold and securities purchased under resale agreements and Securities borrowed, and Federal funds purchased and securities sold under repurchase agreements and Commercial paper and other borrowed funds as part of its liquidity management framework, in order to manage the Firm’s cash positions and risk-based capital requirements, as well as to maximize liquidity access and minimize funding costs. For additional information on the Firm’s Liquidity risk management, see pages 51–52 of this Form 10-Q.
Trading assets and liabilities – debt and equity instruments
The Firm’s debt and equity trading instruments consist primarily of fixed income securities (including government and corporate debt), equity securities and convertible cash instruments, as well as physical commodities used for both market-making and proprietary risk-taking activities. The increases in trading assets and liabilities over December 31, 2005, were due primarily to the more favorable capital markets environment, with growth in client-driven market-making activities across interest rate, credit and equity markets. For additional information, refer to Note 4 on page 75 of this Form 10-Q.
Trading assets and liabilities – derivative receivables and payables
The Firm uses various interest rate, foreign exchange, equity, credit and commodity derivatives for market-making, proprietary risk-taking and risk-management purposes. The increases in derivative receivables and payables from December 31, 2005, primarily reflected an increase in exchange-traded commodity products. For additional information, refer to Credit risk management and Note 4 on pages 52–63 and 75, respectively, of this Form 10-Q.
Securities
The AFS portfolio increased by $39 billion from the 2005 year end, primarily due to net purchases in the Treasury investment securities portfolio. For additional information related to securities, refer to the Corporate segment discussion and to Note 9 on pages 41–43 and 80–81, respectively, of this Form 10-Q.
Interests in purchased receivables and Beneficial interests issued by consolidated VIEs
Interests in purchased receivables and Beneficial interests issued by consolidated VIEs declined from December 2005, as a result of the restructuring during the second quarter of 2006 of $33 billion of multi-seller conduits the Firm administers. The restructuring resulted in the deconsolidation of $29 billion of Interests in purchased receivables, $3 billion of Loans and $1 billion of AFS securities. This decline was offset partially by the addition of $5 billion of third-party beneficial interests in a student loan trust VIE resulting from the acquisition of Collegiate Funding Services. For additional information related to multi-seller conduits, refer to Off–balance sheet arrangements and contractual cash obligations on pages 49–50 and Note 14 on pages 86–87 of this Form 10-Q.
Loans
The $44 billion increase in loans was due primarily to an increase of $29 billion in the wholesale portfolio, mainly in the IB, reflecting an increase in capital markets activity, including financings associated with acquisitions and syndications. The $15 billion increase in consumer loans was due largely to an increase of $7 billion in CS, reflecting a reduction in credit card securitization activity as well as the Kohl’s private label credit card acquisition in the second quarter of 2006, an increase of $7 billion in home equity loans, and an increase of $6 billion in education loans from the acquisition of Collegiate Funding Services in the first quarter of 2006. These increases were offset partially by a decline of $6 billion in auto loans and leases. For a more detailed discussion of the loan portfolio and the Allowance for loan losses, refer to Credit risk management on pages 52–63 of this Form 10-Q.
Goodwill
The $249 million decrease in Goodwill primarily resulted from the transfer of $402 million of goodwill to Assets of discontinued operations held-for-sale related to selected corporate trust businesses as a result of the transaction with The Bank of New York, from purchase accounting adjustments related to the November 2005 acquisition of the Sears Canada credit card business and from the sale of the insurance business. These decreases were offset partially by goodwill related to the acquisition of Collegiate Funding Services. For additional information, see Notes 3 and 15 on pages 74 and 88–90 of this Form 10-Q.

Other intangible assets
The $121 million decrease in Other intangible assets primarily reflects declines from amortization and the transfer of $436 million of the selected corporate trust businesses’ other intangibles to Assets of discontinued operations held-for-sale as a result of the transaction with The Bank of New York. Partially offsetting the decrease were higher MSRs due to growth in the servicing portfolio and higher fair value due to the implementation of SFAS 156, and to a lesser extent, purchase accounting adjustments related to the Sears Canada credit card business. For additional information, see Notes 3 and 15 on pages 74 and 88–90 of this Form 10-Q.
Assets of discontinued operations held-for-sale and Liabilities of discontinued operations held-for-sale
The increase from December 31, 2005, reflects the October 1, 2006, acquisition of The Bank of New York’s consumer, small-business and middle-market banking businesses in exchange for selected corporate trust businesses of JPMorgan Chase. Assets of discontinued operations primarily include goodwill, other intangibles and other assets. Liabilities of discontinued operations primarily include deposits and other liabilities. For more information, refer to the TSS segment discussion on pages 34–37 and Note 3 on page 74 of this Form 10-Q.
Deposits
Deposits increased by 5% from December 31, 2005. Growth in retail deposits reflected new account acquisitions and the ongoing expansion of the retail branch distribution network. Wholesale deposits were higher driven by growth in business volumes. Partially offsetting the growth in deposits was the transfer of $24 billion of deposits to Liabilities of discontinued operations held-for-sale related to the transaction with The Bank of New York. For more information on deposits, refer to the RFS segment discussion and the Liquidity risk management discussion on pages 21–28 and 51–52, respectively, of this Form 10-Q. For more information on liability balances, refer to the CB and TSS segment discussions on pages 32–34 and 34–37, respectively, of this Form 10-Q.
Long-term debt and capital debt securities
Long-term debt and capital debt securities increased by $20 billion, or 17%, from December 31, 2005, primarily due to net new issuances of long-term debt offset partially by redemption of capital debt securities. Consistent with its liquidity management policy, the Firm has raised funds at the parent holding company sufficient to cover its obligations and those of its nonbank subsidiaries that mature over the next 12 months. For additional information on the Firm’s long-term debt activity, see the Liquidity risk management discussion on pages 51–52 of this Form 10-Q.
Stockholders’ equity
Total stockholders’ equity increased by $6 billion from year-end 2005 to $114 billion at September 30, 2006. The increase was largely the result of net income for the first nine months of 2006 and common stock issued under employee plans. This increase was offset partially by the payment of cash dividends and stock repurchases. For a further discussion of capital, see the Capital management section that follows.

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
Effective January 1, 2006, the Firm refined its methodology for allocating capital to the lines of business. As a result of this refinement, RFS, CS, CB, TSS and AWM had higher amounts of capital allocated to them commencing in the first quarter of 2006. The revised methodology considers for each line of business, among other things, goodwill associated with such line of business’ acquisitions since the Merger. In management’s view, the revised methodology assigns responsibility to the lines of business to generate returns on the amount of capital supporting acquisition-related goodwill. As part of this refinement in the capital allocation methodology, the Firm assigned to the Corporate segment an amount of equity capital equal to the then-current book value of goodwill from and prior to the Merger. As prior periods have not been revised to reflect the new capital allocations, capital allocated to the respective lines of business for 2006 is not comparable to prior periods; and certain business metrics, such as ROE, are not comparable to the current presentation. The Firm may revise its equity capital-allocation methodology again in the future.
In accordance with SFAS 142, the lines of business will continue to perform the required goodwill impairment testing. For a further discussion of goodwill and impairment testing, see Critical accounting estimates on pages 81–83 of JPMorgan Chase’s 2005 Annual Report, and Note 15 on pages 88–90 of this Form 10-Q.

(in billions)	Quarterly Averages
Line of business equity	3Q06	3Q05

Investment Bank	$21.0	$20.0
Retail Financial Services	14.3	13.5
Card Services	14.1	11.8
Commercial Banking	5.5	3.4
Treasury & Securities Services	2.2	1.5
Asset & Wealth Management	3.5	2.4
Corporate	51.2	52.9

Total common stockholders’ equity	$111.8	$105.5

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

(in billions)	Quarterly Averages
Economic risk capital	3Q06	3Q05

Credit risk	$22.3	$22.2
Market risk	9.6	10.3
Operational risk	5.7	5.5
Private equity risk	3.3	3.7

Economic risk capital	40.9	41.7
Goodwill	43.4	43.5
Other(a)	27.5	20.3

Total common stockholders’ equity	$111.8	$105.5

(a)	Additional capital required to meet internal regulatory and debt rating objectives.
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
In the first quarter of 2006, the federal banking regulatory agencies issued a final rule that makes permanent an interim rule issued in 2000 that provides regulatory capital relief for certain cash-collateralized securities-borrowed transactions. The final rule, which became effective February 22, 2006, also broadens the types of transactions qualifying for regulatory capital relief under the interim rule. Adoption of the rule did not have a material effect on the Firm’s capital ratios.
On March 1, 2005, the FRB issued a final rule, which became effective April 11, 2005, that continues the inclusion of trust preferred securities in Tier 1 capital, subject to stricter quantitative limits and revised qualitative standards, and broadens the definition of restricted core capital elements. The rule provides for a five-year transition period. As an internationally active bank holding company, JPMorgan Chase is subject to the rule’s limitation on restricted core capital elements, including trust preferred securities, to 15% of total core capital elements, net of goodwill less any associated deferred tax liability. At September 30, 2006, JPMorgan Chase’s restricted core capital elements were 16.4% of total core capital elements. JPMorgan Chase expects to be in compliance with the 15% limit by the March 31, 2009, implementation date.

The following table presents the risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries at September 30, 2006, and December 31, 2005:

			Risk-	Adjusted	Tier 1	Total	Tier 1
	Tier 1	Total	weighted	average	capital	capital	leverage
(in millions, except ratios)	capital	capital	assets(c)	assets(d)	ratio	ratio	ratio

September 30, 2006
JPMorgan Chase & Co.(a)	$79,830	$111,670	$926,455	$1,257,364	8.6%	12.1%	6.3%
JPMorgan Chase Bank, N.A.	66,439	91,263	832,127	1,111,285	8.0	11.0	6.0
Chase Bank USA, N.A.	9,818	11,992	68,839	64,275	14.3	17.4	15.3

December 31, 2005
JPMorgan Chase & Co.(a)	$72,474	$102,437	$850,643	$1,152,546	8.5%	12.0%	6.3%
JPMorgan Chase Bank, N.A.	61,050	84,227	750,397	995,095	8.1	11.2	6.1
Chase Bank USA, N.A.	8,608	10,941	72,229	59,882	11.9	15.2	14.4

Well-capitalized ratios(b)					6.0%	10.0%	5.0	%(e)
Minimum capital ratios(b)					4.0	8.0	3.0	(f)

(a)
Asset and capital amounts for JPMorgan Chase’s banking subsidiaries reflect intercompany transactions, whereas the respective amounts for JPMorgan Chase reflect the elimination of intercompany transactions.

(b)	As defined by the regulations issued by the FRB, OCC and FDIC.

(c)
Includes off–balance sheet risk-weighted assets in the amounts of $316.2 billion, $301.0 billion and $10.6 billion, respectively, at September 30, 2006, and $279.2 billion, $260.0 billion and $15.5 billion, respectively, at December 31, 2005 for JPMorgan Chase and its significant banking subsidiaries.

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
Tier 1 capital was $79.8 billion at September 30, 2006, compared with $72.5 billion at December 31, 2005, an increase of $7.4 billion. The increase was due primarily to net income of $9.9 billion, net issuances of common stock under employee plans of $2.9 billion and $2.0 billion of additional qualifying trust preferred securities. Offsetting these increases were changes in equity net of other comprehensive income due to dividends declared of $3.7 billion, common share repurchases of $2.9 billion, the redemption of preferred stock of $139 million and a $666 million reduction in qualifying minority interests. Additional information regarding the Firm’s capital ratios and the federal regulatory capital standards to which it is subject is presented in Note 24 on pages 121–122 of JPMorgan Chase’s 2005 Annual Report.
Dividends
The Firm’s common stock dividend policy reflects JPMorgan Chase’s earnings outlook, desired payout ratios, need to maintain an adequate capital level and alternative investment opportunities. In the third quarter of 2006, JPMorgan Chase declared a quarterly cash dividend on its common stock of $0.34 per share, payable October 31, 2006, to stockholders of record at the close of business on October 6, 2006. The Firm continues to target a dividend payout ratio of approximately 30–40% of net income over time.
Stock repurchases
On March 21, 2006, the Board of Directors approved a stock repurchase program which authorizes the repurchase of up to $8 billion of the Firm’s common shares. The amount authorized includes shares to be repurchased to offset issuances under the Firm’s employee stock-based plans. The actual amount of shares repurchased is subject to various factors, including: market conditions; legal considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account goodwill and intangibles); internal capital generation; and alternative potential investment opportunities. The repurchase program does not include specific price targets or timetables; may be executed through open market purchases or privately negotiated transactions, or utilizing Rule 10b5-1 programs; and may be suspended at any time.
For the three and nine months ended September 30, 2006, under the respective stock repurchase programs then in effect, the Firm repurchased a total of 20.0 million shares and 69.5 million shares for $900 million and $2.9 billion at an average price per share of $44.88 and $42.22, respectively. Of the $2.9 billion of shares repurchased in the first nine months of 2006, $1.1 billion was repurchased during the first quarter under the original $6 billion stock repurchase program, and $1.8 billion was repurchased in the first nine months of 2006 under the new $8 billion stock repurchase program. For the three and nine months ended September 30, 2005, under the original $6 billion stock repurchase program then in effect, the Firm repurchased 14.4 million shares and 67.2 million shares for $500 million and $2.4 billion at an average price per share of $34.61 and $35.84, respectively. As of September 30, 2006, $6.2 billion of authorized repurchase capacity remained under the new stock repurchase program.
For additional information regarding repurchases of the Firm’s equity securities, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, on pages 106–107 of this Form 10-Q.

OFF–BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

Special-purpose entities
JPMorgan Chase is involved with several types of off–balance sheet arrangements, including special purpose entities (“SPEs”), lines of credit and loan commitments. The principal uses of SPEs are to obtain sources of liquidity for JPMorgan Chase and its clients by securitizing financial assets, and to create other investment products for clients. These arrangements are an important part of the financial markets, providing market liquidity by facilitating investors’ access to specific portfolios of assets and risks. For example, use of SPEs is integral to the markets for mortgage-backed securities, commercial paper and other asset-backed securities.
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
For certain liquidity commitments to SPEs, the Firm could be required to provide funding if the short-term credit rating of JPMorgan Chase Bank, N.A. were downgraded below specific levels, primarily P-1, A-1 and F1 for Moody’s, Standard & Poor’s and Fitch, respectively. The amount of these liquidity commitments was $73.9 billion and $71.3 billion at September 30, 2006, and December 31, 2005, respectively. Alternatively, if JPMorgan Chase Bank were downgraded, the Firm could be replaced by another liquidity provider in lieu of providing funding under the liquidity commitment, or, in certain circumstances, could facilitate the sale or refinancing of the assets in the SPE in order to provide liquidity.
Of its $73.9 billion in liquidity commitments to SPEs at September 30, 2006, $73.8 billion was included in the Firm’s other unfunded commitments to extend credit and asset purchase agreements, included in the table on the following page. Of the $71.3 billion of liquidity commitments to SPEs at December 31, 2005, $38.9 billion was included in the Firm’s other unfunded commitments to extend credit and asset purchase agreements. As a result of the Firm’s consolidation of multi-seller conduits in accordance with FIN 46R, $0.1 billion of these commitments are excluded from the table at September 30, 2006, compared with $32.4 billion at December 31, 2005, as the underlying assets of the SPEs have been included on the Firm’s Consolidated balance sheets. The decrease from year-end is due to the deconsolidation during the 2006 second quarter of several multi-seller conduits administered by the Firm. For further information, refer to Note 14 on pages 86–87 of this Form 10-Q.
The Firm also has exposure to certain SPEs arising from derivative transactions; these transactions are recorded at fair value on the Firm’s Consolidated balance sheets with changes in fair value (i.e., mark-to-market (“MTM”) gains and losses) recorded in Principal transactions. Such MTM gains and losses are not included in the revenue amounts reported in the table below.
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
Revenue from VIEs and QSPEs

	Three months ended September 30,			Nine months ended September 30,
(in millions)	VIEs	QSPEs	Total	VIEs	QSPEs	Total

2006	$55	$788	$843	$162	$2,366	$2,528
2005(a)	57	738	795	167	2,194	2,361

(a)	Prior period results have been restated to reflect current methodology.
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

The following table presents off–balance sheet lending-related financial instruments and guarantees for the periods indicated:

	September 30, 2006					Dec. 31, 2005
By remaining maturity		1-<3	3-5
(in millions)	< 1 year	years	years	> 5 years	Total	Total

Lending-related
Consumer(a)	$658,880	$3,742	$3,648	$58,615	$724,885	$655,596
Wholesale:
Other unfunded commitments to extend credit(b)(c)(d)	88,525	47,053	61,801	15,686	213,065	208,469
Asset purchase agreements(e)	23,078	34,081	7,573	1,556	66,288	31,095
Standby letters of credit and guarantees(c)(f)(g)	26,936	19,481	37,341	5,659	89,417	77,199
Other letters of credit(c)	4,562	839	232	14	5,647	4,346

Total wholesale	143,101	101,454	106,947	22,915	374,417	321,109

Total lending-related	$801,981	$105,196	$110,595	$81,530	$1,099,302	$976,705

Other guarantees
Securities lending guarantees(h)	$317,575	$—	$—	$—	$317,575	$244,316
Derivatives qualifying as guarantees(i)	13,909	6,697	24,453	23,191	68,250	61,759

(a)
Includes Credit card lending-related commitments of $638 billion at September 30, 2006, and $579 billion at December 31, 2005, which represent the total available credit to the Firm’s cardholders. The Firm has not experienced, and does not anticipate, that all of its cardholders will utilize their entire available lines of credit at the same time. The Firm can reduce or cancel a credit card commitment by providing the cardholder prior notice or, in some cases, without notice as permitted by law.

(b)
Includes unused advised lines of credit totaling $35.4 billion at September 30, 2006, and $28.3 billion at December 31, 2005, which are not legally binding. In regulatory filings with the FRB, unused advised lines are not reportable.

(c)	Represents contractual amount net of risk participations totaling $37.8 billion at September 30, 2006, and $29.3 billion at December 31, 2005.

(d)	Excludes unfunded commitments to private third-party equity funds of $654 million and $242 million at September 30, 2006, and December 31, 2005, respectively.

(e)
Represents asset purchase agreements with the Firm’s administered multi-seller asset-backed commercial paper conduits, which excludes $0.1 billion and $32.4 billion at September 30, 2006, and December 31, 2005, respectively, related to conduits that were consolidated in accordance with FIN 46R, as the underlying assets of the conduits are reported in the Firm’s Consolidated balance sheets. It also includes $1.2 billion and $1.3 billion of asset purchase agreements to other third-party entities at September 30, 2006, and December 31, 2005, respectively. Certain of the Firm’s administered multi-seller conduits were deconsolidated as of June 2006; the assets deconsolidated were approximately $33 billion.

(f)	JPMorgan Chase held collateral relating to $12.3 billion and $9.0 billion of these arrangements at September 30, 2006, and December 31, 2005, respectively.

(g)	Includes unused commitments to issue standby letters of credit of $46.4 billion and $37.5 billion at September 30, 2006, and December 31, 2005, respectively.

(h)	Collateral held by the Firm in support of securities lending indemnification agreements was $316 billion at September 30, 2006, and $245 billion at December 31, 2005, respectively.

(i)	Represents notional amounts of derivatives qualifying as guarantees. For a further discussion of guarantees, see Note 27 on pages 124–125 of JPMorgan Chase’s 2005 Annual Report.

RISK MANAGEMENT

Risk is an inherent part of JPMorgan Chase’s business activities. The Firm’s risk management framework and governance structure are intended to provide comprehensive controls and ongoing management of the major risks inherent in its business activities. In addition, this framework recognizes the diversity among the Firm’s core businesses, which helps reduce the impact of volatility in any particular area on the Firm’s operating results as a whole. There are eight major risk types identified in the business activities of the Firm: liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and reputational risk, fiduciary risk and private equity risk.
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
As of September 30, 2006, the Firm’s liquidity position remained strong based upon its liquidity metrics. JPMorgan Chase’s long-dated funding, including core deposits, exceeds illiquid assets, and the Firm believes its obligations can be met even if access to funding is impaired.
The diversity of the Firm’s funding sources enhances financial flexibility and limits dependence on any one source, thereby minimizing the cost of funds. The deposits held by the RFS, CB, TSS and AWM lines of business are a stable and consistent source of funding for JPMorgan Chase Bank. As of September 30, 2006, total deposits for the Firm were $582 billion, which represented 62% of the Firm’s funding liabilities. A significant portion of the Firm’s retail deposits are “core” deposits, which are less sensitive to interest rate changes and therefore are considered more stable than market-based deposits. Core deposits include all U.S. deposits insured by the FDIC, up to the legal limit of $100,000 per depositor. Throughout the first nine months of 2006, core bank deposits remained at approximately the same level as at the 2005 year-end. In addition to core retail deposits, the Firm benefits from substantial, geographically diverse corporate liability balances originated by TSS and CB through the normal course of business. These franchise-generated core liability balances are also a stable and consistent source of funding due to the nature of the businesses from which they are generated. For a further discussion of deposit and liability balance trends, see Business Segment Results and Balance Sheet Analysis on pages 15–16 and 44–46, respectively, of this Form 10-Q.
Additional sources of funds include a variety of both short- and long-term instruments, including federal funds purchased, commercial paper, bank notes, long-term debt, and capital debt securities. This funding is managed centrally, using regional expertise and local market access, to ensure active participation by the Firm in the global financial markets while maintaining consistent global pricing. These markets serve as a cost-effective and diversified source of funds and are a critical component of the Firm’s liquidity management. Decisions concerning the timing and tenor of accessing these markets are based upon relative costs, general market conditions, prospective views of balance sheet growth and a targeted liquidity profile.
Finally, funding flexibility is provided by the Firm’s ability to access the repurchase and asset securitization markets. These markets are evaluated on an ongoing basis to achieve an appropriate balance of secured and unsecured funding. The ability to securitize loans, and the associated gains on those securitizations, are principally dependent upon the credit quality and yields of the assets securitized and are generally not dependent upon the credit ratings of the issuing entity. Transactions between the Firm and its securitization structures are reflected in JPMorgan Chase’s consolidated financial statements; these relationships include retained interests in securitization trusts, liquidity facilities and derivative transactions. For further details, see Off–balance sheet arrangements and contractual cash obligations and Notes 13 and 20 on pages 49–50, 83–86 and 92–93, respectively, of this Form 10-Q.

Issuance
During the third quarter of 2006, JPMorgan Chase issued approximately $11.2 billion of long-term debt and capital debt securities. These issuances were offset partially by $8.5 billion of long-term debt and capital debt securities that matured or were redeemed. During the third quarter of 2006, the Firm securitized approximately $4.2 billion of residential mortgage loans and approximately $1.1 billion of credit card loans, resulting in pretax gains on securitizations of $7 million and $7 million, respectively. In addition, the Firm securitized approximately $1.2 billion of automobile loans resulting in a small loss.
During the first nine months of 2006, JPMorgan Chase issued approximately $43.4 billion of long-term debt and capital debt securities. These issuances were offset partially by $25.2 billion of long-term debt and capital debt securities that matured or were redeemed. During the first nine months of 2006, the Firm securitized approximately $11.3 billion of residential mortgage loans and $6.8 billion of credit card loans, resulting in pretax gains on securitizations of $8 million and $45 million, respectively. In addition, the Firm securitized approximately $2.4 billion of automobile loans resulting in a small gain. For a further discussion of loan securitizations, see Note 13 on pages 83–86 of this Form 10-Q.
In connection with the issuance of certain of its capital debt securities, the Firm has entered into Replacement Capital Covenants (“RCCs”) granting certain rights to the holders of “covered debt,” as defined in the RCCs. Currently the Firm’s covered debt is its 5.875% Junior Subordinated Deferrable Interest Debentures, Series O, due 2035. For more information regarding these covenants, see Forms 8-K filed by the Firm on August 17, 2006 and September 28, 2006.
Credit ratings
The credit ratings of JPMorgan Chase’s parent holding company and each of its significant banking subsidiaries were, as of September 30, 2006, as follows:

	Short-term debt			Senior long-term debt
	Moody’s	S&P	Fitch	Moody’s	S&P	Fitch

JPMorgan Chase & Co.	P-1	A-1	F1	Aa3	A+	A+
JPMorgan Chase Bank, National Association	P-1	A-1+	F1+	Aa2	AA-	A+
Chase Bank USA, National Association	P-1	A-1+	F1+	Aa2	AA-	A+

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
If the Firm’s ratings were downgraded by one notch, the Firm estimates the incremental cost of funds and the potential loss of funding to be negligible. Additionally, the Firm estimates the additional funding requirements for VIEs and other third-party commitments would not be material. In the current environment, the Firm believes a downgrade is unlikely. For additional information on the impact of a credit ratings downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements, see Special-purpose entities on page 49 and Ratings profile of derivative receivables MTM on page 57, of this Form 10-Q.

CREDIT RISK MANAGEMENT

The following discussion of JPMorgan Chase’s credit portfolio as of September 30, 2006, highlights developments since December 31, 2005, and should be read in conjunction with pages 63–74 and page 81, and Notes 11, 12, 27, and 28 of JPMorgan Chase’s 2005 Annual Report.
The Firm assesses its consumer credit exposure on a managed basis, which includes credit card receivables that have been securitized. For a reconciliation of the Provision for credit losses on a reported basis to managed basis, see pages 12–15 of this Form 10-Q.

CREDIT PORTFOLIO

The following table presents JPMorgan Chase’s credit portfolio as of September 30, 2006, and December 31, 2005. Total credit exposure at September 30, 2006, increased by $140 billion from December 31, 2005, reflecting an increase of $61 billion and $79 billion in the wholesale and consumer credit portfolios, respectively, as described in the following pages. In the table below, reported loans include all HFS loans, which are carried at the lower of cost or fair value with changes in value recorded in Other income. However, these HFS loans are excluded from the average loan balances used for the net charge-off rate calculations.

	Credit exposure		Nonperforming assets(j)
	September 30,	December 31,	September 30,		December 31,
(in millions, except ratios)	2006	2005	2006		2005

Total credit portfolio
Loans – reported(a)	$463,544	$419,148	$2,070	(k)	$2,343	(k)
Loans – securitized(b)	65,245	70,527	—		—

Total managed loans(c)	528,789	489,675	2,070		2,343
Derivative receivables(d)	58,265	49,787	35		50
Interests in purchased receivables(e)	—	29,740	—		—

Total managed credit-related assets	587,054	569,202	2,105		2,393
Lending-related commitments(f)	1,099,302	976,705	NA		NA
Assets acquired in loan satisfactions	NA	NA	195		197

Total credit portfolio	$1,686,356	$1,545,907	$2,300		$2,590

Net credit derivative hedges notional(g)	$(37,757)	$(29,882)	$(18)		$(17)
Collateral held against derivatives(h)	(5,637)	(6,000)	NA		NA
Held-for-sale
Total average HFS loans	38,383	32,086	NA		NA
Nonperforming – purchased(i)	273	341	NA		NA

	Three months ended September 30,				Nine months ended September 30,
			Average annual				Average annual
	Net charge-offs		net charge-off rate(m)		Net charge-offs		net charge-off rate(m)
(in millions, except ratios)	2006	2005	2006	2005	2006	2005	2006	2005

Total credit portfolio(l)
Loans – reported	$790	$870	0.74%	0.89%	$2,112	$2,459	0.69%	0.87%
Loans – securitized(b)	607	867	3.70	4.99	1,617	2,714	3.19	5.27

Total managed loans	$1,397	$1,737	1.13%	1.51%	$3,729	$5,173	1.05%	1.54%

(a)	Loans are presented net of unearned income of $2.4 billion and $3.0 billion at September 30, 2006, and December 31, 2005, respectively.

(b)	Represents securitized credit card receivables. For a further discussion of credit card securitizations, see CS on pages 28–31 of this Form 10-Q.

(c)
Past-due 90 days and over and accruing includes credit card receivables of $1.2 billion and $1.1 billion at September 30, 2006, and December 31, 2005, and related credit card securitizations of $950 million and $730 million at September 30, 2006, and December 31, 2005, respectively.

(d)	Reflects net cash received under credit support annexes to legally enforceable master netting agreements of $24 billion and $27 billion as of September 30, 2006, and December 31, 2005, respectively.

(e)
As a result of restructuring certain multi-seller conduits the Firm administers, JPMorgan Chase deconsolidated $29 billion of Interests in purchased receivables, $3 billion of Loans and $1 billion of Securities, and recorded $33 billion of lending-related commitments during the second quarter of 2006.

(f)
Includes wholesale unused advised lines of credit totaling $35.4 billion and $28.3 billion at September 30, 2006, and December 31, 2005, respectively, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable. Credit card lending-related commitments of $638 billion and $579 billion at September 30, 2006, and December 31, 2005, respectively, represent the total available credit to its cardholders. The Firm has not experienced, and does not anticipate, that all of its cardholders will utilize their entire available lines of credit at the same time. The Firm can reduce or cancel a credit card commitment by providing the cardholder prior notice or, in some cases, without notice as permitted by law.

(g)
Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit risk of credit exposures; these derivatives do not qualify for hedge accounting under SFAS 133.

(h)	Represents other liquid securities collateral held by the Firm as of September 30, 2006, and December 31, 2005, respectively.

(i)	Represents distressed HFS wholesale loans purchased as part of IB’s proprietary activities, which are excluded from nonperforming assets.

(j)	Includes nonperforming HFS loans of $45 million and $136 million as of September 30, 2006, and December 31, 2005, respectively.

(k)
Excludes nonperforming assets related to (i) loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by government agencies of $1.1 billion for both September 30, 2006, and December 31, 2005, respectively, and (ii) education loans that are

90 days past due and still accruing, which are insured by government agencies under the Federal Family Education Loan Program, of $0.2 billion at September 30, 2006. These amounts for GNMA and education loans are excluded, as reimbursement is proceeding normally.

(l)	There were no net charge-offs for the nine months ended September 30, 2006 and 2005, for Derivative receivables, Interests in purchased receivables and lending-related commitments.

(m)
Net charge-off rates exclude average loans HFS of $38 billion and $29 billion for the three months ended September 30, 2006 and 2005, respectively, and $36 billion and $26 billion for the nine months ended September 30, 2006 and 2005, respectively.

WHOLESALE CREDIT PORTFOLIO

As of September 30, 2006, wholesale exposure (IB, CB, TSS and AWM) increased by $61 billion from December 31, 2005, due to increases in lending-related commitments of $53 billion, Loans of $29 billion, and Derivative receivables of $9 billion, offset by a decrease of $30 billion in Interests in purchased receivables. During the second quarter of 2006, certain multi-seller conduits that the Firm administers were deconsolidated, resulting in a decrease of $29 billion in Interests in purchased receivables, offset by a related increase of $33 billion in lending-related commitments. For a more detailed discussion of the deconsolidation, refer to Note 14 on pages 86–87 of this Form 10-Q. The remainder of the increase in Loans and lending-related commitments was primarily in the IB, reflecting an increase in capital markets-related activity, including financings associated with acquisitions and syndications.

	Credit exposure		Nonperforming assets(h)
	September 30,	December 31,	September 30,	December 31,
(in millions, except ratios)	2006	2005	2006	2005

Loans – reported(a)	$179,403	$150,111	$656	$992
Derivative receivables(b)	58,265	49,787	35	50
Interests in purchased receivables(c)	—	29,740	—	—

Total wholesale credit-related assets	237,668	229,638	691	1,042
Lending-related commitments(d)	374,417	321,109	NA	NA
Assets acquired in loan satisfactions	NA	NA	4	17

Total wholesale credit exposure	$612,085	$550,747	$695	$1,059

Net credit derivative hedges notional(e)	$(37,757)	$(29,882)	$(18)	$(17)
Collateral held against derivatives(f)	(5,637)	(6,000)	NA	NA

Held-for-sale
Total average HFS loans	24,389	15,581	NA	NA
Nonperforming – purchased(g)	273	341	NA	NA

(a)
Includes loans greater or equal to 90 days past due that continue to accrue interest. The principal balance of these loans totaled $74 million and $50 million at September 30, 2006, and December 31, 2005, respectively.

(b)	Reflects net cash received under credit support annexes to legally enforceable master netting agreements of $24 billion and $27 billion as of September 30, 2006, and December 31, 2005, respectively.

(c)
As a result of restructuring certain multi-seller conduits the Firm administers, JPMorgan Chase deconsolidated $29 billion of Interests in purchased receivables, $3 billion of Loans and $1 billion of Securities, and recorded $33 billion of lending-related commitments during the second quarter of 2006.

(d)
Includes unused advised lines of credit totaling $35.4 billion and $28.3 billion at September 30, 2006, and December 31, 2005, respectively, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable.

(e)
Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit risk of credit exposures; these derivatives do not qualify for hedge accounting under SFAS 133.

(f)	Represents other liquid securities collateral held by the Firm as of September 30, 2006, and December 31, 2005, respectively.

(g)	Represents distressed HFS loans purchased as part of IB’s proprietary activities, which are excluded from nonperforming assets.

(h)	Includes nonperforming HFS loans of $21 million and $109 million as of September 30, 2006, and December 31, 2005, respectively.

Net charge-offs/recoveries
Wholesale net recoveries were $11 million and $40 million for the three months ended September 30, 2006 and 2005, respectively. The net recovery rate was 0.03% compared with a net recovery rate of 0.12% for the prior year. Wholesale net recoveries were $50 million and $101 million in the nine months ended September 30, 2006 and 2005, respectively. The net recovery rate was 0.04% compared with a net recovery rate of 0.10% for the prior year. There were no net charge-offs for the nine months ended September 30, 2006 and 2005, for Derivative receivables, Interests in purchased receivables and lending-related commitments. Net charge-off rates exclude average loans HFS of $24 billion and $13 billion for the three months ended September 30, 2006 and 2005, respectively, and $21 billion and $11 billion for the nine months ended September 30, 2006 and 2005, respectively.
These net recoveries do not include gains from sales of nonperforming loans that were sold from the credit portfolio. The gains from these sales were $31 million and $17 million for the three months ended September 30, 2006 and 2005, respectively, and gains of $66 million and $64 million for the nine months ended September 30, 2006 and 2005, respectively. When it is determined that a loan will be sold, it is transferred into a held-for-sale account. HFS loans are accounted for at lower of cost or fair value, with changes in value recorded in Other income.
Below are summaries of the maturity and ratings profiles of the wholesale portfolio as of September 30, 2006, and December 31, 2005. The ratings scale is based upon the Firm’s internal risk ratings and is presented on an S&P-equivalent basis.
Wholesale exposure

	Maturity profile(d)				Ratings profile
					Investment-	Noninvestment-
					grade (“IG”)(e)	grade(e)
At September 30, 2006		1–5						Total %
(in billions, except ratios)	<1 year(e)	years(e)	> 5 years(e)	Total	AAA to BBB-	BB+ & below	Total	of IG(e)

Loans	46%	41%	13%	100%	$104	$57	$161	65%
Derivative receivables	24	29	47	100	51	7	58	88
Interests in purchased receivables(a)	—	—	—	—	—	—	—	—
Lending-related commitments	38	56	6	100	326	48	374	87

Total excluding HFS	39%	49%	12%	100%	$481	$112	$593	81%
Held-for-sale(b)							19

Total exposure							$612

Net credit derivative hedges notional(c)	16%	72%	12%	100%	$(34)	$(4)	$(38)	89%

	Maturity profile(d)				Ratings profile
					Investment-	Noninvestment-
					grade (“IG”)(e)	grade(e)
At December 31, 2005		1–5						Total %
(in billions, except ratios)	<1 year(e)	years(e)	> 5 years(e)	Total	AAA to BBB-	BB+ & below	Total	of IG(e)

Loans	43%	44%	13%	100%	$87	$45	$132	66%
Derivative receivables	2	42	56	100	42	8	50	84
Interests in purchased receivables(a)	41	57	2	100	30	—	30	100
Lending-related commitments	36	57	7	100	273	48	321	85

Total excluding HFS	35%	52%	13%	100%	$432	$101	$533	81%
Held-for-sale(b)							18

Total exposure							$551

Net credit derivative hedges notional(c)	15%	74%	11%	100%	$(27)	$(3)	$(30)	90%

(a)
As a result of restructuring certain multi-seller conduits the Firm administers, JPMorgan Chase deconsolidated $29 billion of Interests in purchased receivables, $3 billion of Loans and $1 billion of Securities, and recorded $33 billion of lending-related commitments during the second quarter of 2006.

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

Wholesale credit exposure – selected industry concentration
The Firm continues to focus on the management and diversification of its industry concentrations, with particular attention paid to industries with actual or potential credit concerns. At September 30, 2006, the top 10 industries were the same as those at December 31, 2005. The increase in Banks and finance companies and Asset managers reflects the overall growth in wholesale exposure. The growth in Securities firms and exchanges was due to an increase in exchange-traded commodity activities. Below is a summary of the Top 10 industry concentrations as of September 30, 2006, and December 31, 2005.

	September 30, 2006		December 31, 2005
Top 10 industries	Credit	% of	Credit	% of
(in millions, except ratios)	exposure(b)	portfolio	exposure(b)	portfolio

Banks and finance companies	$63,727	11%	$50,924	10%
Real estate	32,454	6	29,974	5
Securities firms and exchanges	28,039	5	17,094	3
Consumer products	26,320	4	25,678	5
State and municipal governments	26,094	4	25,328	5
Healthcare	25,122	4	25,435	5
Utilities	24,908	4	20,482	4
Asset managers	23,963	4	17,358	3
Retail and consumer services	22,038	4	19,920	4
Oil and gas	17,908	3	18,200	3
All other	302,350	51	282,802	53

Total excluding HFS	$592,923	100%	$533,195	100%
Held-for-sale(a)	19,162		17,552

Total exposure	$612,085		$550,747

(a)	HFS loans primarily relate to securitization and syndication activities.

(b)
Credit exposure is net of risk participations and excludes the benefit of credit derivative hedges and collateral held against Derivative receivables or Loans. At September 30, 2006, and December 31, 2005, collateral held against Derivative receivables excludes $24 billion and $27 billion, respectively, of cash collateral as a result of the Firm electing to report the fair value of derivative assets and liabilities net of cash received and paid, respectively, under legally enforceable master netting agreements.

Wholesale criticized exposure
Exposures deemed criticized generally represent a ratings profile similar to a rating of CCC+/Caa1 and lower, as defined by Standard & Poor’s/Moody’s. At September 30, 2006, Business services, Agriculture/paper manufacturing and Healthcare replaced Telecom services, Airlines, and Machinery and equipment manufacturing.
The criticized component of the portfolio decreased to $4.8 billion (excluding HFS loans) at September 30, 2006, from $5.2 billion at year-end 2005 due primarily to loan sales, repayments and gross charge-offs. Wholesale nonperforming assets (excluding purchased held-for-sale wholesale loans) decreased to $695 million at September 30, 2006, from $1.1 billion at December 31, 2005, representing 14% of criticized assets (excluding HFS loans) at September 30, 2006.
Wholesale criticized exposure – industry concentrations

	September 30, 2006		December 31, 2005
Top 10 industries(a)		% of		% of
(in millions, except ratios)	Amount	portfolio	Amount	portfolio

Automotive	$1,405	29%	$643	12%
Media	462	9	684	13
Consumer products	327	7	590	11
Retail and consumer services	291	6	288	6
Real estate	227	5	276	5
Business services	221	5	250	5
Agriculture/paper manufacturing	202	4	178	4
Utilities	194	4	295	6
Healthcare	179	4	243	5
Building materials/construction	170	3	266	5
All other	1,165	24	1,459	28

Total excluding HFS	$4,843	100%	$5,172	100%
Held-for-sale(b)	525		1,069

Total	$5,368		$6,241

(a)	Rankings are based upon exposure at September 30, 2006.

(b)	HFS loans primarily relate to securitization and syndication activities; excludes purchased nonperforming HFS loans.

Derivative contracts
In the normal course of business, the Firm uses derivative instruments to meet the needs of customers; to generate revenues through trading activities; to manage exposure to fluctuations in interest rates, currencies and other markets; and to manage the Firm’s credit exposure. For a further discussion of derivative contracts, see Note 19 on page 92 of this Form 10-Q, and pages 67–70 of JPMorgan Chase’s 2005 Annual Report.
The following table summarizes the aggregate notional amounts and the net derivative receivables MTM for the periods presented. The net derivative receivables MTM reflects the reported derivative receivables (i.e., the MTM or fair value of derivative contracts after the effects of legally enforceable master netting agreements) less other liquid securities held as collateral by the Firm. The MTM of derivative receivables contracts represents the cost to replace the contracts at current market rates should the counterparty default. When JPMorgan Chase has more than one transaction outstanding with a counterparty, the netted MTM exposure, less collateral held, represents, in the Firm’s view, the appropriate measure of current credit risk.
Notional amounts and derivative receivables marked-to-market (“MTM”)

	Notional amounts(a)		Derivative receivables MTM
(in billions)	September 30, 2006	December 31, 2005	September 30, 2006		December 31, 2005

Interest rate	$47,663	$38,493	$26		$28
Foreign exchange	2,419	2,136	4		3
Equity	839	458	6		6
Credit derivatives	4,253	2,241	5		3
Commodity	946	265	17		10

Total	$56,120	$43,593	58	(b)	50	(b)
Collateral held against derivative receivables	NA	NA	(6)	(c)	(6	)(c)

Exposure net total of collateral	NA	NA	$52		$44

(a)	Represents the gross sum of long and short third-party notional derivative contracts, excluding written options and foreign exchange spot contracts.

(b)	Reflects $24 billion and $27 billion of cash collateral as of September 30, 2006, and December 31, 2005, respectively.

(c)	Represents other liquid securities collateral held by the Firm as of September 30, 2006, and December 31, 2005, respectively.
The Firm also holds collateral delivered by clients at the initiation of transactions, but this collateral does not reduce the derivative receivables MTM in the table above. The collateral secures potential exposure that could arise in the derivatives portfolio should the MTM of the client’s transactions move in the Firm’s favor. As of September 30, 2006, and December 31, 2005, the Firm held $11 billion and $10 billion, respectively, of this collateral. The net derivative receivables MTM also does not include other credit enhancements in the forms of letters of credit and surety receivables. The percentage of the Firm’s derivatives transactions subject to collateral agreements was 81% at both September 30, 2006, and December 31, 2005.
The following table summarizes the ratings profile of the Firm’s derivative receivables MTM, net of cash and other liquid securities collateral for the dates indicated:
Ratings profile of derivative receivables MTM

	September 30, 2006		December 31, 2005
Rating equivalent (in millions)	Net MTM(b)	% of Net MTM	Net MTM(b)	% of Net MTM

AAA to AA-(a)	$33,168	63%	$20,735	48%
A+ to A-	6,259	12	8,074	18
BBB+ to BBB-	7,316	14	8,243	19
BB+ to B-	5,815	11	6,580	15
CCC+ and below	70	—	155	—

Total	$52,628	100%	$43,787	100%

(a)	The increase in AAA to AA- was due primarily to exchange-traded commodity activities.

(b)	See footnotes (b) and (c) above.
The Firm posted $25 billion and $27 billion of collateral as of September 30, 2006, and December 31, 2005, respectively. Certain derivative and collateral agreements include provisions that require the Firm, upon specified downgrades in its credit ratings, to post additional collateral for the benefit of the other party. As of September 30, 2006, the impact of a single-notch ratings downgrade to JPMorgan Chase Bank, from its current rating of AA- to A+, would have been an additional $1.1 billion of collateral posted by the Firm; the impact of a six-notch ratings downgrade (from AA- to BBB-) would have been $3.2 billion of additional collateral. Certain derivative contracts also provide for termination of the contract, generally upon a downgrade of the Firm, at the then-existing MTM value of the derivative contracts.

Credit derivatives
The following table presents the Firm’s notional amounts of credit derivatives protection purchased and sold by the respective businesses as of September 30, 2006, and December 31, 2005:
Credit derivatives positions

	Notional amount
	Credit portfolio		Dealer/client
	Protection	Protection	Protection	Protection
(in billions)	purchased	sold	purchased	sold	Total

September 30, 2006	$39	$1	$2,092	$2,121	$4,253
December 31, 2005	31	1	1,096	1,113	2,241

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
JPMorgan Chase has limited counterparty exposure as a result of credit derivatives transactions. Of the $58 billion of total Derivative receivables MTM at September 30, 2006, approximately $5 billion, or 8%, was associated with credit derivatives, before the benefit of liquid securities collateral.
Dealer/client
As of September 30, 2006, the total notional amount of protection purchased and sold in the dealer/client business increased by $2.0 trillion from year-end 2005 as a result of increased trade volume in the market. This business has a mismatch between the total notional amounts of protection purchased and sold. However, in the Firm’s view, the risk positions are largely matched when securities used to risk-manage certain derivative positions are taken into consideration and the notional amounts are adjusted to a duration-based equivalent basis or to reflect different degrees of subordination in tranched structures.
Use of single-name and portfolio credit derivatives

	Notional amount of protection purchased
(in millions)	September 30, 2006	December 31, 2005

Credit derivatives used to manage:
Loans and lending-related commitments	$27,777	$18,926
Derivative receivables	11,415	12,088

Total	$39,192	$31,014

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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2006	2005	2006	2005

CVA and hedges of CVA(a)	$52	$73	$87	$42
Hedges of loans and lending-related commitments(a)	(52)	(56)	(175)	(14)

Net gains (losses)(b)	$—	$17	$(88)	$28

(a)	These hedges do not qualify for hedge accounting under SFAS 133.

(b)
Excludes $16 million of gains and $11 million of losses for the three months ended September 30, 2006 and 2005, respectively, and $19 million of gains and $58 million of losses for the nine months ended September 30, 2006 and 2005, respectively, of other Principal transaction revenues that are not associated with hedging activities.

The Firm also actively manages wholesale credit exposure through loan and commitment sales. During the third quarters of 2006 and 2005, the Firm sold $805 million and $946 million of loans and commitments, respectively, recognizing gains of $27 million and $33 million, respectively. During the first nine months of 2006 and 2005, the Firm sold $2.4 billion and $3.1 billion of loans and commitments, respectively, in connection with the management of its wholesale credit exposure, resulting in gains of $67 million and $77 million, respectively. Both quarterly and year-to-date gains include gains on sales of nonperforming loans as discussed on page 55 of this Form 10-Q. These activities are not related to the Firm’s securitization activities, which are undertaken for liquidity and balance sheet management purposes. For a further discussion of securitization activity, see Note 13 on pages 83–86 of this Form 10-Q.
Lending-related commitments
The contractual amount of wholesale lending-related commitments was $374 billion at September 30, 2006, compared with $321 billion at December 31, 2005. See page 54 of this Form 10-Q for an explanation of the increase in exposure. In the Firm’s view, the total contractual amount of these instruments is not representative of the Firm’s actual credit risk exposure or funding requirements. In determining the amount of credit risk exposure the Firm has to wholesale lending-related commitments, which is used as the basis for allocating credit risk capital to these instruments, the Firm has established a “loan-equivalent” amount for each commitment; this amount represents the portion of the unused commitment or other contingent exposure that is expected, based upon average portfolio historical experience, to become outstanding in the event of a default by an obligor. The loan equivalent amount of the Firm’s lending-related commitments was $204 billion and $178 billion as of September 30, 2006, and December 31, 2005, respectively.
Country exposure
The Firm has a comprehensive process for measuring and managing exposures and risk in emerging-markets countries – defined as those countries potentially vulnerable to sovereign events. Exposures to a country include all credit-related lending, trading, and investment activities, whether cross-border or locally funded. Exposure amounts are adjusted for credit enhancements (e.g., guarantees and letters of credit) provided by third parties located outside the country, if the enhancements fully cover the country risk as well as the business risk. As of September 30, 2006, the Firm’s exposure to any individual emerging-markets country was not significant in that total exposure to any emerging-markets country did not exceed 0.75% of the Firm’s total assets.

CONSUMER CREDIT PORTFOLIO

JPMorgan Chase’s consumer portfolio consists primarily of residential mortgages, home equity loans, credit cards, auto loans and leases, education loans and loans to small businesses. The domestic consumer portfolio reflects the benefit of diversification from both a product and a geographical perspective. The primary focus is on serving the prime consumer credit market. The Firm proactively manages its consumer credit operation. Ongoing efforts include continual review and enhancement of credit underwriting criteria and refinement of pricing and risk management models.
The following table presents managed consumer credit–related information for the dates indicated:

	Credit exposure		Nonperforming assets(e)
(in millions, except ratios)	September 30, 2006	December 31, 2005	September 30, 2006		December 31, 2005

Retail Financial Services
Home equity	$80,399	$73,866	$400		$422
Mortgage	60,075	58,959	588		442
Auto loans and leases(a)	40,310	46,081	130		193
All other loans	24,770	18,393	286		281
Card Services – reported(b)	78,587	71,738	10		13

Total consumer loans – reported	284,141	269,037	1,414	(f)	1,351	(f)
Card Services – securitizations(b)(c)	65,245	70,527	—		—

Total consumer loans – managed(b)	349,386	339,564	1,414		1,351
Assets acquired in loan satisfactions	NA	NA	191		180

Total consumer related assets – managed	349,386	339,564	1,605		1,531
Consumer lending–related commitments:
Home equity	66,328	58,281	NA		NA
Mortgage	6,247	5,944	NA		NA
Auto loans and leases	8,324	5,665	NA		NA
All other loans	5,832	6,385	NA		NA
Card Services(d)	638,154	579,321	NA		NA

Total lending-related commitments	724,885	655,596	NA		NA

Total consumer credit portfolio	$1,074,271	$995,160	$1,605		$1,531

Total average HFS loans	$13,994	$16,505	NA		NA
Memo: Credit card – managed	143,832	142,265	$10		$13

	Three months ended September 30,				Nine months ended September 30,
			Average annual net				Average annual net
	Net charge-offs		charge-off rate(h)		Net charge-offs		charge-off rate(h)
(in millions, except ratios)	2006	2005	2006	2005	2006	2005	2006	2005

Retail Financial Services
Home equity	$29	$32	0.15%	0.18%	$92	$99	0.16%	0.19%
Mortgage	14	6	0.12	0.05	35	20	0.10	0.06
Auto loans and leases(a)	65	70	0.64	0.56	161	200	0.51	0.51
All other loans	20	36	0.37	0.95	74	91	0.48	0.77
Card Services – reported	673	766	3.48	4.41	1,800	2,150	3.38	4.31

Total consumer loans – reported	801	910	1.19	1.43	2,162	2,560	1.12	1.37
Card Services – securitizations(c)	607	867	3.70	4.99	1,617	2,714	3.19	5.27

Total consumer loans – managed(g)	$1,408	$1,777	1.69%	2.20%	$3,779	$5,274	1.55%	2.21%

Memo: Credit card – managed	$1,280	$1,633	3.58%	4.70%	$3,417	$4,864	3.29%	4.80%

(a)	Excludes operating lease-related assets of $1.5 billion and $858 million for September 30, 2006, and December 31, 2005, respectively.

(b)
Past-due loans 90 days and over and accruing includes credit card receivables of $1.2 billion and $1.1 billion at September 30, 2006, and December 31, 2005, and related credit card securitizations of $950 million and $730 million at September 30, 2006, and December 31, 2005, respectively.

(c)	Represents securitized credit card receivables. For a further discussion of credit card securitizations, see CS on pages 28–31 of this Form 10-Q.

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

(e)	Includes nonperforming HFS loans of $24 million and $27 million at September 30, 2006, and December 31, 2005, respectively.

(f)
Excludes nonperforming assets related to (i) loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by government agencies of $1.1 billion for both September 30, 2006, and December 31, 2005, and (ii) education loans that are 90 days past due and still accruing, which are insured by government agencies under the Federal Family Education Loan Program of $0.2 billion at September 30, 2006. These amounts for GNMA and education loans are excluded, as reimbursement is proceeding normally.

(g)	There were no net charge-offs for the nine months ended September 30, 2006 and 2005, for lending-related commitments.

(h)
Net charge-off rates exclude average loans HFS of $14 billion and $16 billion for the three months ended September 30, 2006 and 2005, respectively, and $14 billion and $15 billion for the nine months ended September 30, 2006 and 2005, respectively.

Consumer credit quality trends reflect stable underlying credit quality. Total managed consumer loans as of September 30, 2006, were $349 billion, up from $340 billion at year-end 2005, reflecting increases in CS, education loans and home equity loans. These increases were offset partially by a decline in auto loans and leases. Consumer lending-related commitments increased by 11%, to $725 billion at September 30, 2006, reflecting the Kohl’s private label credit card acquisition as well as a general increase across most RFS and CS portfolios. The following discussion relates to the specific loan and lending-related categories within the consumer portfolio.
Retail Financial Services
Loan balances for RFS were $206 billion at September 30, 2006, an increase of $8 billion from December 31, 2005. The increase was due primarily to an increase of $7 billion in home equity loans driven by an increase in loan originations and an increase of $6 billion in education loans related to the acquisition of Collegiate Funding Services in the first quarter of 2006. These increases were offset partially by a decline of $6 billion in auto loans and leases. The net charge-off rate was 0.27% and 0.26% for the third quarter of 2006 and the first nine months of 2006, respectively, a decrease from 0.31% and 0.30% in comparable prior periods. The decrease reflected the benefits of stable credit trends in most consumer lending portfolios and the sale of the recreational vehicle loan portfolio in the first quarter of 2005. RFS regularly evaluates the overall economic returns of its loan portfolio and external market conditions to evaluate whether to retain or sell loans in the portfolio. When it is determined that a loan will be sold it is transferred into a held-for-sale account. Held-for-sale loans are accounted for at lower of cost or fair value, with changes in value recorded in Other income.
Home Equity: Home Equity loans at September 30, 2006, were $80 billion, an increase of $7 billion from year-end 2005. The portfolio reflects a high concentration of prime quality credits. Home Equity lines of credit include some interest-only payment periods. There are no products in the Home Equity portfolio that result in negative amortization.
Mortgage: Mortgage loans at September 30, 2006, were $60 billion, an increase of $1 billion from year-end 2005. Mortgage loans include some interest-only payment options to predominantly prime borrowers. There are no products in the mortgage portfolio that result in negative amortization.
Auto loans and leases: As of September 30, 2006, Auto loans and leases were $40 billion, a decrease of $6 billion from year-end 2005. The decrease in outstanding loans was caused partially by the de-emphasis of vehicle leasing, which comprised $2 billion of outstanding loans as of September 30, 2006. It is anticipated that over time vehicle leases will account for a diminishing share of balance sheet receivables and exposure. The Auto loans and leases portfolio reflects a high concentration of prime quality credits.
All other loans: As of September 30, 2006, other consumer loans were $25 billion, an increase of $6 billion from year-end 2005. This increase is due primarily to an increase in Education loans as a result of the acquisition of Collegiate Funding Services. Other loans also include small business banking loans (which are highly collateralized loans, often with personal loan guarantees) and community development loans.
Card Services
JPMorgan Chase analyzes its credit card portfolio on a managed basis, which includes credit card receivables on the consolidated balance sheet and those receivables sold to investors through securitization. Managed credit card receivables were $144 billion at September 30, 2006, an increase of $2 billion from year-end 2005, reflecting the Kohl’s private label credit card acquisition and strong new account openings offset partially by the normal seasonal pattern and higher-than-normal customer payment rates, which management believes may partially be related to the new minimum payment rules and a higher proportion of customers in rewards-based programs.
The managed credit card net charge-off rate decreased to 3.58% and 3.29% in the third quarter of 2006 and year-to-date 2006, respectively, from 4.70% and 4.80% in the comparable prior-year periods. This decrease was due primarily to lower bankruptcy-related net charge-offs. The 30-day delinquency rate increased to 3.17% on September 30, 2006, from 2.79% on December 31, 2005, primarily driven by accelerated loss recognition of delinquent accounts on December 31, 2005, following the significant 2005 fourth-quarter increase in bankruptcy filings. Management believes the managed credit card portfolio continues to reflect a well-seasoned portfolio that has good U.S. geographic diversification.

ALLOWANCE FOR CREDIT LOSSES

For further discussion of the components of the Allowance for credit losses, see Critical accounting estimates used by the Firm on page 81 and Note 12 on pages 107–108 of JPMorgan Chase’s 2005 Annual Report. At September 30, 2006, management deemed the allowance for credit losses to be sufficient to absorb losses that are inherent in the portfolio, including losses that are not specifically identified or for which the size of the loss has not yet been fully determined.
Summary of changes in the allowance for credit losses

Nine months ended September 30,	2006				2005
(in millions)	Wholesale		Consumer	Total	Wholesale	Consumer	Total

Loans:
Beginning balance at January 1,	$2,453		$4,637	$7,090	$3,098	$4,222	$7,320
Gross charge-offs	(110)		(2,631)	(2,741)	(132)	(3,024)	(3,156)
Gross recoveries	160		469	629	233	464	697

Net (charge-offs) recoveries	50		(2,162)	(2,112)	101	(2,560)	(2,459)
Provision for loan losses	69		1,999	2,068	(603)	2,959	2,356
Other	2		8	10	(6)	9	3

Ending balance	$2,574	(a)	$4,482 (b)	$7,056	$2,590 (a)	$4,630 (b)	$7,220

Components:
Asset specific	$101		$—	$101	$341	$—	$341
Statistical component	1,653		3,258	4,911	1,590	3,432	5,022
Adjustment to statistical component	820		1,224	2,044	659	1,198	1,857

Total Allowance for loan losses	$2,574		$4,482	$7,056	$2,590	$4,630	$7,220

Lending-related commitments:
Beginning balance at January 1,	$385		$15	$400	$480	$12	$492
Provision for lending-related commitments	68		—	68	(100)	3	(97)

Ending balance	$453		$15	$468 (c)	$380	$15	$395 (d)

(a)
The ratio of the wholesale allowance for loan losses to total wholesale loans was 1.61% and 1.89%, excluding wholesale HFS loans of $19 billion and $15 billion at September 30, 2006 and 2005, respectively.

(b)
The ratio of the consumer allowance for loan losses to total consumer loans was 1.68% and 1.84%, excluding consumer HFS loans of $17 billion and $18 billion at September 30, 2006 and 2005, respectively.

(c)
Includes $40 million of asset-specific and $428 million of formula-based allowance at September 30, 2006. The formula-based allowance for lending-related commitments is based upon a statistical calculation. There is no adjustment to the statistical calculation for lending-related commitments.

(d)
Includes $90 million of asset-specific and $305 million of formula-based allowance at September 30, 2005. The formula-based allowance for lending-related commitments is based upon a statistical calculation. There is no adjustment to the statistical calculation for lending-related commitments.

Excluding held-for-sale loans, the total allowance for loan losses represented 1.65% of total loans at September 30, 2006, compared with 1.84% at December 31, 2005. The wholesale component of the allowance increased slightly to $2.6 billion as of September 30, 2006, from $2.5 billion at year-end 2005. The change in allowance reflects loan growth in the IB and CB offset by lower nonperforming loans and other portfolio activity. The consumer allowance decreased to $4.5 billion from $4.6 billion at year-end 2005 as a result of CS releasing $90 million of Allowance for loan losses related to Hurricane Katrina in the second quarter of 2006.
To provide for the risk of loss inherent in the Firm’s process of extending credit, management also computes an asset-specific component and a formula-based component for lending-related commitments. These components are computed using a methodology similar to that used for the wholesale loan portfolio, but modified for expected maturities and probabilities of drawdown. This allowance, which is reported in Other liabilities, was $468 million and $400 million at September 30, 2006, and December 31, 2005, respectively.

Provision for credit losses
For a discussion of the reported Provision for credit losses, see page 10 of this Form 10-Q. The managed provision for credit losses includes credit card securitizations. For the three and nine months ended September 30, 2006, securitized credit card losses were lower compared with the prior-year periods, primarily as a result of lower bankruptcy-related charge-offs.

			Provision for
			lending-related		Total provision for
	Provision for loan losses		commitments		credit losses(a)
Three months ended September 30, (in millions)	2006	2005	2006	2005	2006	2005

Investment Bank	$(36)	$(32)	$43	$(14)	$7	$(46)
Commercial Banking	55	(11)	(1)	(35)	54	(46)
Treasury & Securities Services	1	(1)	—	—	1	(1)
Asset & Wealth Management	(29)	(22)	1	3	(28)	(19)
Corporate	1	13	—	—	1	13

Total Wholesale	(8)	(53)	43	(46)	35	(99)
Retail Financial Services	113	376	1	2	114	378
Card Services	663	966	—	—	663	966

Total Consumer	776	1,342	1	2	777	1,344

Total provision for credit losses	768	1,289	44	(44)	812	1,245
Credit card securitizations	607	867	—	—	607	867

Total managed provision for credit losses	$1,375	$2,156	$44	$(44)	$1,419	$2,112

			Provision for
			lending-related		Total provision for
	Provision for loan losses		commitments		credit losses(a)
Nine months ended September 30, (in millions)	2006	2005	2006	2005	2006	2005

Investment Bank	$62	$(659)	$66	$(96)	$128	$(755)
Commercial Banking	47	97	2	(7)	49	90
Treasury & Securities Services	1	(4)	—	2	1	(2)
Asset & Wealth Management	(42)	(47)	—	1	(42)	(46)
Corporate	1	10	—	—	1	10

Total Wholesale	69	(603)	68	(100)	137	(703)
Retail Financial Services	299	563	—	3	299	566
Card Services	1,700	2,396	—	—	1,700	2,396

Total Consumer	1,999	2,959	—	3	1,999	2,962

Total provision for credit losses	2,068	2,356	68	(97)	2,136	2,259
Credit card securitizations	1,617	2,714	—	—	1,617	2,714

Total managed provision for credit losses	$3,685	$5,070	$68	$(97)	$3,753	$4,973

(a)
Second quarter of 2006 includes a $90 million release of Allowance for loan losses related to Hurricane Katrina in CS. Third quarter of 2005 includes a $400 million special provision related to Hurricane Katrina allocated as follows: RFS $250 million, CS $100 million, CB $35 million, AWM $3 million and Corporate $12 million.

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
Trading VAR

IB trading VAR by risk type and credit portfolio VAR

	Three months												At				Nine months
													Sept. 30,		Sept. 30,
	2006						2005						2006		2005		2006		2005
September 30,	Avg		Min		Max		Avg		Min		Max						Avg		Avg
(in millions)	VAR		VAR		VAR		VAR		VAR		VAR		VAR		VAR		VAR		VAR

By risk type:
Fixed income	$63		$35		$90		$57		$37		$84		$65		$62		$58		$66
Foreign exchange	24		14		42		24		20		29		22		27		23		23
Equities	32		21		45		41		33		49		37		35		29		35
Commodities and other	46		27		128		24		16		38		39		38		48		16
Less: portfolio diversification	(82	)(c)	NM	(d)	NM	(d)	(62	)(c)	NM	(d)	NM	(d)	(76	)(c)	(67	)(c)	(74	)(c)	(56	)(c)

Trading VAR(a)	$83		$55		$137		$84		$72		$111		$87		$95		$84		$84
Credit portfolio VAR(b)	14		14		15		15		14		16		15		16		14		14
Less: portfolio diversification	(8	)(c)	NM	(d)	NM	(d)	(13	)(c)	NM	(d)	NM	(d)	(8	)(c)	(12	)(c)	(9	)(c)	(12	)(c)

Total trading and credit portfolio VAR	$89		$61		$138		$86		$72		$113		$94		$99		$89		$86

(a)
Trading VAR excludes VAR related to the MSR portfolio as well as VAR related to other corporate functions, including Treasury and Private Equity. For a discussion of MSRs and the corporate functions, see Note 15 on pages 89–90 and page 66 of this Form 10-Q, respectively. Trading VAR includes substantially all trading activities in the IB; however, particular risk parameters of certain products are not fully captured, for example, correlation risk.

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

IB’s average Total Trading and Credit Portfolio VAR for the third quarter of 2006 was $89 million, compared with $86 million in the third quarter of 2005. The change in fixed income, equities and commodities VAR components resulted from changes in positions which also resulted in an increase in portfolio diversification. Average Trading VAR diversification increased to $82 million, or 50% of the sum of the components, from $62 million, or 42% of the sum of the components. In general, VAR exposures can vary significantly as positions change, market volatility fluctuates and diversification benefits change.

VAR backtesting
To evaluate the soundness of its VAR model, the Firm conducts daily backtesting of VAR against daily market risk-related revenue, which is defined as the change in value of the trading portfolios plus any trading-related net interest income, brokerage commissions, underwriting fees or other revenue. The following histogram illustrates the daily market risk-related gains and losses for the IB trading businesses for the nine months ended September 30, 2006. The chart shows that the IB posted market risk-related gains on 173 out of 195 days in this period, with 22 days exceeding $100 million. The inset graph looks at those days on which the IB experienced losses and depicts the amount by which VAR exceeded the actual loss on each of those days. Losses were sustained on 22 days, with five days having losses greater than $40 million, and with no loss exceeding the VAR measure.
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
Based upon the Firm’s stress scenarios, the average worst-case stress test loss (pretax) for activities included in the IB’s Total trading and credit portfolio, as defined in footnotes (a) and (b) on page 64 of this Form 10-Q, was $1.2 billion for the third quarter of 2006 compared with $1.1 billion for the third quarter of 2005. For the first nine months of 2006, the average worst-case stress test loss was $1.2 billion compared with $873 million for the same period in 2005.

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
JPMorgan Chase’s 12-month pretax earnings sensitivity profile as of September 30, 2006, and December 31, 2005, were as follows:

	Immediate change in rates
(in millions)	+200bp	+100bp	-100bp

September 30, 2006	$(210)	$(41)	$(60)
December 31, 2005	265	172	(162)

The primary change in earnings-at-risk from December 31, 2005, reflects a higher level of AFS securities and other Treasury repositioning. The Firm is exposed to both rising and falling rates. The Firm’s risk to rising rates is largely the result of increased funding costs. In contrast, the exposure to falling rates is the result of higher anticipated levels of loan and securities prepayments.

OPERATIONAL RISK MANAGEMENT

For a discussion of JPMorgan Chase’s operational risk management, refer to page 79 of JPMorgan Chase’s 2005 Annual Report.

REPUTATION AND FIDUCIARY RISK MANAGEMENT

For a discussion of the Firm’s Reputation and Fiduciary Risk Management, see page 80 of JPMorgan Chase’s 2005 Annual Report.

PRIVATE EQUITY RISK MANAGEMENT

For a discussion of Private Equity Risk Management, see page 80 of JPMorgan Chase’s 2005 Annual Report. At September 30, 2006, the carrying value of the private equity portfolios of the JPMorgan Partners and ONE Equity Partners businesses was $5.6 billion, of which $696 million represented positions in publicly-held securities.
SUPERVISION AND REGULATION

SUPERVISION AND REGULATION

The following discussion should be read in conjunction with the Supervision and Regulation section on pages 1–4 of JPMorgan Chase’s 2005 Form 10-K.
Dividends
At September 30, 2006, JPMorgan Chase’s bank subsidiaries could pay, in the aggregate, $13.5 billion in dividends to their respective bank holding companies without prior approval of their relevant banking regulators.

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
Allowance for credit losses
JPMorgan Chase’s allowance for credit losses covers the wholesale and consumer loan portfolios as well as the Firm’s portfolio of wholesale lending-related commitments. The Allowance for loan losses is intended to adjust the value of the Firm’s loan assets for probable credit losses as of the balance sheet date. For a further discussion of the methodologies used in establishing the Firm’s allowance for credit losses, see Note 12 on pages 107–108 of JPMorgan Chase’s 2005 Annual Report. The methodology for calculating the Allowance for loan losses and the Allowance for lending-related commitments involves significant judgment. For a further description of these judgments, see Allowance for credit losses on page 81 of JPMorgan Chase’s 2005 Annual Report; for amounts recorded as of September 30, 2006 and 2005, see allowance for credit losses on page 62 and Note 12 on page 83 of this Form 10-Q.
Fair value of financial instruments
A portion of JPMorgan Chase’s assets and liabilities are carried at fair value, including trading assets and liabilities, AFS securities, private equity investments and mortgage servicing rights. Held-for-sale loans and physical commodities are carried at the lower of cost or fair value. At September 30, 2006, approximately $484 billion of the Firm’s assets were recorded at fair value.
Trading and available-for-sale portfolios
The following table summarizes the Firm’s trading and available-for-sale portfolios by valuation methodology at September 30, 2006:

	Trading assets		Trading liabilities
	Securities		Securities		AFS
	purchased(a)	Derivatives(b)	sold(a)	Derivatives(b)	securities

Fair value based upon:

Quoted market prices	90%	3%	99%	3%	97%
Internal models with significant observable market parameters	8	95	1	95	3
Internal models with significant unobservable market parameters	2	2	—	2	—

Total	100%	100%	100%	100%	100%

(a)	Reflected as debt and equity instruments on the Firm’s Consolidated balance sheets.

(b)
Based upon gross mark-to-market valuations of the Firm’s derivatives portfolio prior to netting positions pursuant to FIN 39, as cross-product netting is not relevant to an analysis based upon valuation methodologies.

ACCOUNTING AND REPORTING DEVELOPMENTS

ACCOUNTING AND REPORTING DEVELOPMENTS

Accounting for Share-Based Payments
Effective January 1, 2006, the Firm adopted SFAS 123R and all related interpretations using the modified prospective transition method. For additional information related to SFAS 123R, see Note 7 on pages 77–80 of this Form 10-Q.
Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140
In February 2006, the FASB issued SFAS 155, which applies to certain “hybrid financial instruments,” which are instruments that contain embedded derivatives. The new standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. It also permits an irrevocable election for fair value remeasurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS 133. The Firm adopted this standard effective January 1, 2006. For additional information related to SFAS 155, see Note 1 on page 73 of this Form 10-Q.

Accounting for Servicing of Financial Assets
In the first quarter of 2006, the FASB issued SFAS 156, which is effective as of the beginning of the first fiscal year beginning after September 15, 2006, with early adoption permitted. JPMorgan Chase has elected to adopt the standard effective January 1, 2006. The standard permits an entity a one-time irrevocable election to adopt fair value accounting for a class of servicing assets. The Firm has defined MSRs as one class of servicing assets for this election. For additional information related to the Firm’s adoption of SFAS 156 with respect to MSRs, see Note 15 on pages 89–90 of this Form 10-Q.
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
Fair Value Measurements
In September 2006, the FASB issued SFAS 157, which is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. The new standard provides a consistent definition of fair value which focuses on exit price and prioritizes the use of market-based inputs over entity-specific inputs within a measurement. The standard also establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. SFAS 157 nullifies the guidance in EITF 02-3, which required the deferral of profit at inception of a transaction involving a derivative financial instrument in the absence of observable data supporting the valuation technique. The standard also eliminates large position discounts for liquid instruments in active markets and requires consideration of nonperformance risk when valuing liabilities. The Firm is currently planning to adopt SFAS 157 effective January 1, 2007, and is assessing the impact on its financial statements.
Postretirement Benefit Plans
In September 2006, the FASB issued SFAS 158, which requires an employer to recognize in its statement of financial position the overfunded or underfunded status of a postretirement benefit plan measured as the difference between the fair value of plan assets and the amount of the benefit obligation. The Firm will adopt SFAS 158 on a prospective basis on the required effective date of December 31, 2006. SFAS 158 has no impact either on the measurement of the Firm’s plan assets or benefit obligations, or on how it determines its net periodic benefit costs. The Firm estimates that it will recognize a total charge to stockholders’ equity at December 31, 2006, by an after-tax amount in the range of $1.3 billion to $1.5 billion, primarily due to the impact of adopting SFAS 158. The total estimated charge to stockholders’ equity may include an amount related to the recognition of any additional minimum liabilities determined under the provisions of SFAS 87 prior to the adoption of SFAS 158. The Firm has estimated the amount of the total charge to stockholders’ equity that may result from its own postretirement benefit plans at December 31, 2006, using current interest rates and other assumptions. Changes in current interest rates, the fair value of the Firm’s plan assets, the measurement of its benefit obligation and other assumptions, as well as any impacts arising from the Firm’s investments accounted for under the equity method at December 31, 2006, may cause the actual charge to differ from the estimated charge.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Revenue
Investment banking fees	$1,416	$989	$3,955	$2,943
Principal transactions	2,636	2,886	7,866	6,246
Lending & deposit related fees	867	865	2,573	2,536
Asset management, administration and commissions	2,798	2,500	8,580	7,286
Securities gains (losses)	40	(44)	(578)	(796)
Mortgage fees and related income	62	201	516	899
Credit card income	1,567	1,855	5,268	5,352
Other income	635	230	1,653	923

Noninterest revenue	10,021	9,482	29,833	25,389

Interest income	14,936	11,290	42,414	32,619
Interest expense	9,557	6,507	26,864	17,742

Net interest income	5,379	4,783	15,550	14,877

Total net revenue	15,400	14,265	45,383	40,266

Provision for credit losses	812	1,245	2,136	2,259

Noninterest expense
Compensation expense	5,390	4,954	16,206	13,828
Occupancy expense	563	542	1,710	1,632
Technology, communications and equipment expense	911	892	2,656	2,698
Professional & outside services	966	1,001	2,781	3,177
Marketing	550	512	1,595	1,532
Other expense	877	864	2,324	5,360
Amortization of intangibles	346	373	1,058	1,124
Merger costs	48	221	205	645

Total noninterest expense	9,651	9,359	28,535	29,996

Income from continuing operations before income tax expense	4,937	3,661	14,712	8,011
Income tax expense	1,705	1,192	4,969	2,399

Income from continuing operations (after-tax)	3,232	2,469	9,743	5,612
Income from discontinued operations (after-tax)	65	58	175	173

Net income	$3,297	$2,527	$9,918	$5,785

Net income applicable to common stock	$3,297	$2,524	$9,914	$5,774

Per common share data
Basic earnings per share
Income from continuing operations	$0.93	$0.71	$2.81	$1.60
Net income	0.95	0.72	2.86	1.65

Diluted earnings per share
Income from continuing operations	$0.90	$0.70	$2.73	$1.58
Net income	0.92	0.71	2.78	1.62

Average basic shares	3,468.6	3,485.0	3,471.7	3,498.4
Average diluted shares	3,574.0	3,547.7	3,572.3	3,555.1

Cash dividends per common share	$0.34	$0.34	$1.02	$1.02

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share data)

	September 30,	December 31,
	2006	2005

Assets
Cash and due from banks	$36,279	$36,670
Deposits with banks	17,130	21,661
Federal funds sold and securities purchased under resale agreements	156,194	133,981
Securities borrowed	89,222	74,604
Trading assets (including assets pledged of $82,470 at September 30, 2006, and $79,657 at December 31, 2005)	348,156	298,377
Securities:
Available-for-sale (including assets pledged of $57,083 at September 30, 2006, and $17,614 at December 31, 2005)	86,485	47,523
Held-to-maturity (fair value: $64 at September 30, 2006, and $80 at December 31, 2005)	63	77
Interests in purchased receivables	—	29,740

Loans	463,544	419,148
Allowance for loan losses	(7,056)	(7,090)

Loans, net of Allowance for loan losses	456,488	412,058

Private equity investments	5,905	6,374
Accrued interest and accounts receivable	21,178	22,421
Premises and equipment	8,553	9,081
Goodwill	43,372	43,621
Other intangible assets:
Mortgage servicing rights	7,378	6,452
Purchased credit card relationships	2,982	3,275
All other intangibles	4,078	4,832
Other assets	53,181	48,195
Assets of discontinued operations held-for-sale(a)	1,385	—

Total assets	$1,338,029	$1,198,942

Liabilities
Deposits:
U.S. offices:
Noninterest-bearing	$117,197	$135,599
Interest-bearing	310,401	287,774
Non-U.S. offices:
Noninterest-bearing	3,761	7,476
Interest-bearing	150,756	124,142

Total deposits	582,115	554,991

Federal funds purchased and securities sold under repurchase agreements	188,395	125,925
Commercial paper	18,135	13,863
Other borrowed funds	16,252	10,479
Trading liabilities	165,246	145,930
Accounts payable, accrued expenses and other liabilities (including the Allowance for lending-related commitments of $468 at September 30, 2006, and $400 at December 31, 2005)	73,585	78,460
Beneficial interests issued by consolidated VIEs	16,254	42,197
Long-term debt (including structured notes accounted for at fair value of $19,614 at September 30, 2006)	126,619	108,357
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	13,309	11,529
Liabilities of discontinued operations held-for-sale(a)	24,558	—

Total liabilities	1,224,468	1,091,731

Commitments and contingencies (see Note 18 of this Form 10-Q)

Stockholders’ equity
Preferred stock	—	139
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 3,657,852,021 shares and 3,618,189,597 shares at September 30, 2006, and December 31, 2005, respectively)	3,658	3,618
Capital surplus	77,457	74,994
Retained earnings	40,283	33,848
Accumulated other comprehensive income (loss)	(526)	(626)
Treasury stock, at cost (190,322,418 shares at September 30, 2006, and 131,500,350 shares at December 31, 2005)	(7,311)	(4,762)

Total stockholders’ equity	113,561	107,211

Total liabilities and stockholders’ equity	$1,338,029	$1,198,942

(a)
On October 1, 2006, the Firm completed the exchange of selected corporate trust businesses including the trustee, paying agent, loan agency and document management services, for the consumer, small business and middle market banking businesses of The Bank of New York. As a result of this transaction, assets and liabilities of this business were reclassified and reported as discontinued operations for the period ended September 30, 2006. JPMorgan Chase has not reclassified any Assets or Liabilities of discontinued operations held-for-sale at December 31, 2005.

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(in millions, except per share data)

	Nine months ended September 30,
	2006	2005

Preferred stock
Balance at beginning of the year	$139	$339
Redemption of preferred stock	(139)	(200)

Balance at end of period	—	139

Common stock
Balance at beginning of year	3,618	3,585
Issuance of common stock	40	23

Balance at end of period	3,658	3,608

Capital surplus
Balance at beginning of year	74,994	72,801
Issuance of common stock and commitments to issue common stock for employee stock-based awards and related tax effects	2,463	1,595

Balance at end of period	77,457	74,396

Retained earnings
Balance at beginning of year	33,848	30,209
Cumulative effect of change in accounting principles, net of taxes	172	—

Balance at beginning of year, adjusted	34,020	30,209
Net income	9,918	5,785
Cash dividends declared:
Preferred stock	(4)	(11)
Common stock ($1.02 per share each period)	(3,651)	(3,633)

Balance at end of period	40,283	32,350

Accumulated other comprehensive income (loss)
Balance at beginning of year	(626)	(208)
Other comprehensive income (loss)	100	(394)

Balance at end of period	(526)	(602)

Treasury stock, at cost
Balance at beginning of year	(4,762)	(1,073)
Purchase of treasury stock	(2,937)	(2,411)
Reissuance from treasury stock	741	—
Share repurchases related to employee stock-based awards	(353)	(272)

Balance at end of period	(7,311)	(3,756)

Total stockholders’ equity at end of period	$113,561	$106,135

Comprehensive income
Net income	$9,918	$5,785
Other comprehensive income (loss)	100	(394)

Comprehensive income	$10,018	$5,391

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Nine months ended September 30,
		2005
	2006	(Restated)

Operating activities
Net income	$9,918	$5,785
Adjustments to reconcile net income to net cash (used in) operating activities:
Provision for credit losses	2,136	2,259
Depreciation and amortization	1,522	2,131
Amortization of intangibles	1,058	1,124
Deferred tax provision (benefit)	1,803	(531)
Investment securities (gains) losses	578	796
Private equity unrealized (gains) losses	(271)	30
Stock-based compensation	1,923	1,081
Originations and purchases of loans held-for-sale	(116,925)	(78,528)
Proceeds from sales and securitizations of loans held-for-sale	117,931	70,581
Net change in:
Trading assets	(45,866)	(13,400)
Securities borrowed	(14,618)	(16,953)
Accrued interest and accounts receivable	175	(7,414)
Other assets	(7,933)	(7,315)
Trading liabilities	11,086	768
Accounts payable, accrued expenses and other liabilities	246	(1,371)
Other operating adjustments	2,174	—

Net cash (used in) operating activities	(35,063)	(40,957)

Investing activities
Net change in:
Deposits with banks	4,585	7,460
Federal funds sold and securities purchased under resale agreements	(22,760)	(21,364)
Held-to-maturity securities:
Proceeds	14	26
Available-for-sale securities:
Proceeds from maturities	18,370	24,113
Proceeds from sales	92,281	58,159
Purchases	(157,725)	(62,709)
Proceeds from sales and securitization of loans held-for-investment	11,998	16,586
Originations and other changes in loans, net	(56,515)	(29,473)
Net cash received (used) in business dispositions or acquisitions	652	(503)
All other investing activities, net	3,478	4,445

Net cash (used in) investing activities	(105,622)	(3,260)

Financing activities
Net change in:
Deposits	48,409	12,153
Federal funds purchased and securities sold under repurchase agreements	63,017	15,617
Commercial paper and other borrowed funds	9,746	9,922
Proceeds from the issuance of long-term debt and capital debt securities	43,360	31,995
Repayments of long-term debt and capital debt securities	(25,163)	(22,211)
Net issuance of stock and stock-based awards	1,195	429
Excess tax benefits related to stock-based compensation	232	—
Redemption of preferred stock	(139)	(200)
Treasury stock purchased	(2,937)	(2,411)
Cash dividends paid	(3,637)	(3,669)
All other financing activities, net	6,043	804

Net cash provided by financing activities	140,126	42,429

Effect of exchange rate changes on cash and due from banks	168	(344)
Net decrease in cash and due from banks	(391)	(2,132)
Cash and due from banks at the beginning of the year	36,670	35,168

Cash and due from banks at the end of the period	$36,279	$33,036

Cash interest paid	$26,499	$17,849
Cash income taxes paid	1,949	3,585

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

See Glossary of Terms on pages 100–102 of this Form 10-Q for definitions of terms used throughout the Notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 – BASIS OF PRESENTATION
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States, with operations worldwide. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing, investment management, private banking and private equity. For a discussion of the Firm’s business segment information, see Note 21 on pages 93–97 of this Form 10-Q.
The accounting and financial reporting policies of JPMorgan Chase and its subsidiaries conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and prevailing industry practices. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The unaudited consolidated financial statements prepared in conformity with U.S. GAAP require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and disclosures of contingent assets and liabilities. Actual results could be different from these estimates. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Firm’s 2005 Annual Report.
References to the “2005 Annual Report” in this Form 10-Q are to the Firm’s Annual Report on Form 10-K for the year ended December 31, 2005, as amended by the Form 10-K/A filed on August 3, 2006, and as further amended by the Form 8-K filed on September 18, 2006.
Certain amounts in the prior periods have been reclassified to conform to the current presentation.
Accounting for certain hybrid financial instruments
SFAS 155 applies to certain “hybrid financial instruments” which are instruments that contain embedded derivatives. The standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. SFAS 155 also permits an irrevocable election for fair value measurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS 133. The fair value election can be applied to existing instruments on an instrument-by-instrument basis at the date of adoption and can be applied to new instruments on a prospective basis.
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
The substantial majority of the structured notes to which the fair-value election has been applied are classified in Long-term debt on the Consolidated balance sheets. The change in fair value associated with structured notes is classified within Principal transactions on the Consolidated statements of income. For a discussion of Principal transactions, see Note 4 on page 75 of this Form 10-Q.
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
The restatements resulted solely from the misclassification of cash flows related to certain residential mortgages and other loans that had been originated or purchased with the intent to sell. The cash flows from these loans had been classified as investing activities. However, in accordance with SFAS 102, cash flows from these loans should have been, and in the future will be, classified as operating activities, rather than investing activities. Accordingly, the restatements solely affected the classification of these activities and the subtotals of cash flows from operating and investing activities presented in the affected Consolidated statements of cash flows, but they had no impact on the net increase (decrease) in total Cash and due from banks set forth in the Consolidated statements of cash flows for any of the previously reported periods.

NOTE 2 – BUSINESS CHANGES AND DEVELOPMENTS
Acquisition of the consumer, small-business and middle-market banking businesses of The Bank of New York in exchange for selected corporate trust businesses, including trustee, paying agent, loan agency and document management services
On October 1, 2006, JPMorgan Chase completed the acquisition of The Bank of New York Company Inc.’s (“The Bank of New York”) consumer, small-business and middle-market banking businesses in exchange for selected corporate trust businesses plus a cash payment of $150 million. The Bank of New York businesses acquired were valued at a premium of $2.30 billion; the Firm’s corporate trust businesses that were transferred (i.e., trustee, paying agent, loan agency and document management services) were valued at a premium of $2.15 billion. The Firm may also make a future payment to The Bank of New York of up to $50 million depending on certain new account openings. Reflected in the Firm’s fourth quarter 2006 earnings will be an after-tax gain of approximately $650 million relating to this transaction.
Sale of insurance underwriting business
On July 3, 2006, JPMorgan Chase completed the sale of its life insurance and annuity underwriting businesses to Protective Life Corporation for cash proceeds of approximately $1.2 billion that was comprised of $900 million of cash received from Protective Life Corporation and approximately $300 million of pre-closing dividends from the sold entities. The after-tax impact of this transaction was negligible. The sale included both the heritage Chase insurance business and the insurance business that Bank One had bought from Zurich Insurance in 2003.
NOTE 3 – DISCONTINUED OPERATIONS
The transfer of selected corporate trust businesses to The Bank of New York (see above) includes the trustee, paying agent, loan agency and document management services businesses. JPMorgan Chase will recognize an after-tax gain of approximately $650 million on this transaction that will be reflected in the Firm’s fourth quarter 2006 earnings. The results of operations of these corporate trust businesses have been transferred from the Treasury & Securities Services (“TSS”) segment to the Corporate segment, and are currently reported as discontinued operations. Condensed financial information of the corporate trust business follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2006	2005	2006	2005

Noninterest revenue	$135	$131	$379	$388
Net interest income	78	69	225	201

Total net revenue	213	200	604	589
Noninterest expense	106	105	317	304

Income from discontinued operations before income taxes	107	95	287	285
Income tax expense	42	37	112	112

Income from discontinued operations	$65	$58	$175	$173

Selected balance sheet data (in millions)	September 30, 2006
Goodwill and other intangibles	$838
Other assets	547

Total Assets of discontinued operations held-for-sale	$1,385

Deposits	$24,011
Other liabilities	547

Total Liabilities of discontinued operations held-for-sale	$24,558

In connection with the above-mentioned exchange of the corporate trust businesses, JPMorgan Chase transferred to The Bank of New York on the closing date certain customer assets. JPMorgan Chase did not reclassify any customer assets to Assets of discontinued operations held-for-sale in the Consolidated balance sheet as of September 30, 2006. JPMorgan Chase also did not reclassify any Assets or Liabilities of discontinued operations held-for-sale as of December 31, 2005.
JPMorgan Chase will provide certain transitional services to The Bank of New York for a defined period of time after the closing date. The Bank of New York will compensate JPMorgan Chase for these transitional services.

NOTE 4 – PRINCIPAL TRANSACTIONS
Principal transactions is a new caption, effective January 1, 2006, in the Consolidated statements of income. Principal transactions revenue consists of realized and unrealized gains and losses from trading activities, including physical commodities inventories that are accounted for at the lower of cost or fair value, primarily in the Investment Bank (“IB”), and Private equity gains and losses, primarily in the private equity business of Corporate. The prior-period presentation of Trading revenue and Private equity gains (losses) have been reclassified to this new caption. The following table presents Principal transactions revenue:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2006	2005	2006	2005

Trading revenue	$2,413	$2,499	$6,827	$4,745
Private equity gains (losses)	223	387	1,039	1,501

Principal transactions	$2,636	$2,886	$7,866	$6,246

For a discussion of the accounting policies related to Trading assets and Trading liabilities, and Private equity investments, see Notes 3 and 9 on pages 94 and 103–105, respectively, of JPMorgan Chase’s 2005 Annual Report.
Trading assets and liabilities
The following table presents the fair value of Trading assets and Trading liabilities for the dates indicated:

	September 30,	December 31,
(in millions)	2006	2005

Trading assets
Debt and equity instruments:
U.S. government and federal agency obligations	$18,167	$16,283
U.S. government-sponsored enterprise obligations	25,623	24,172
Obligations of state and political subdivisions	7,363	9,887
Certificates of deposit, bankers’ acceptances and commercial paper	9,612	5,652
Debt securities issued by non-U.S. governments	69,309	48,671
Corporate securities and other	159,817	143,925

Total debt and equity instruments	289,891	248,590

Derivative receivables: (a)
Interest rate	26,300	28,113
Foreign exchange	3,522	2,855
Equity	6,421	5,575
Credit derivatives	4,583	3,464
Commodity	17,439	9,780

Total derivative receivables	58,265	49,787

Total Trading assets	$348,156	$298,377

Trading liabilities
Debt and equity instruments(b)	$106,784	$94,157

Derivative payables: (a)
Interest rate	21,063	26,930
Foreign exchange	3,831	3,453
Equity	13,921	11,539
Credit derivatives	4,738	2,445
Commodity	14,909	7,406

Total derivative payables	58,462	51,773

Total Trading liabilities	$165,246	$145,930

(a)
Included in Trading assets and Trading liabilities are the reported receivables (unrealized gains) and payables (unrealized losses) related to derivatives. These amounts include the derivative assets and liabilities net of cash received and paid of $23.9 billion and $16.8 billion at September 30, 2006, and $26.7 billion and $18.9 billion at December 31, 2005, respectively, under legally enforceable master netting agreements.

(b)	Primarily represents securities sold, not yet purchased.
The following table presents the carrying value and cost of the Private Equity investment portfolio for the dates indicated:

	September 30, 2006		December 31, 2005
(in millions)	Carrying value	Cost	Carrying value	Cost

Total private equity investments	$5,905	$7,275	$6,374	$8,036

NOTE 5 – INTEREST INCOME AND INTEREST EXPENSE
Details of Interest income and Interest expense were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2006	2005	2006	2005

Interest income
Loans	$8,709	$6,719	$24,237	$19,046
Securities	1,084	707	2,919	2,395
Trading assets	2,788	2,237	7,985	6,853
Federal funds sold and securities purchased under resale agreements	1,116	809	3,158	2,133
Securities borrowed	887	443	2,457	1,071
Deposits with banks	352	128	1,006	472
Interests in purchased receivables(a)	—	247	652	649

Total Interest income	14,936	11,290	42,414	32,619

Interest expense
Interest-bearing deposits	4,471	2,644	12,140	6,873
Short-term and other liabilities	3,573	2,469	9,683	6,945
Long-term debt	1,370	1,031	3,964	2,970
Beneficial interests issued by consolidated VIEs	143	363	1,077	954

Total Interest expense	9,557	6,507	26,864	17,742

Net interest income	5,379	4,783	15,550	14,877
Provision for credit losses	812	1,245	2,136	2,259

Net Interest income after provision for credit losses	$4,567	$3,538	$13,414	$12,618

(a)
As a result of restructuring certain multi-seller conduits the Firm administers, JPMorgan Chase deconsolidated $29 billion of Interests in purchased receivables, $3 billion of Loans and $1 billion of Securities, and recorded $33 billion of lending-related commitments during the second quarter of 2006.

NOTE 6 – PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
For a discussion of JPMorgan Chase’s pension and other postretirement employee benefit (“OPEB”) plans, see Note 6 on pages 96–100 of JPMorgan Chase’s 2005 Annual Report. The following table presents the components of net periodic benefit costs reported in the Consolidated statements of income for the Firm’s U.S. and non-U.S. pension and OPEB plans:

	Pension plans
	U.S.		Non-U.S.		OPEB
Three months ended September 30, (in millions)	2006	2005	2006	2005	2006	2005

Components of net periodic benefit cost
Benefits earned during the period	$67	$60	$7	$7	$2	$2
Interest cost on benefit obligations	108	108	29	26	21	18
Expected return on plan assets	(173)	(174)	(30)	(27)	(23)	(24)
Amortization of unrecognized amounts:
Prior service cost (benefit)	2	(1)	—	—	(5)	(9)
Net actuarial loss	3	4	11	9	9	10
Curtailment loss (gain)	—	—	—	—	—	(16)
Settlement loss	—	—	—	—	—	—

Subtotal	7	(3)	17	15	4	(19)
Other defined benefit pension plans(a)	4	7	15	9	—	—

Total defined benefit pension plans	11	4	32	24	4	(19)
Defined contribution plans	60	60	48	42	—	—

Total pension and other postretirement benefit expense	$71	$64	$80	$66	$4	$(19)

	Pension plans
	U.S.		Non-U.S.		OPEB
Nine months ended September 30, (in millions)	2006	2005	2006	2005	2006	2005

Components of net periodic benefit cost
Benefits earned during the period	$202	$210	$21	$19	$6	$10
Interest cost on benefit obligations	323	323	85	79	59	60
Expected return on plan assets	(519)	(520)	(89)	(82)	(70)	(68)
Amortization of unrecognized amounts:
Prior service cost (benefit)	4	3	—	—	(14)	(7)
Net actuarial loss	9	4	32	29	20	10
Curtailment loss (gain)	—	—	1	—	—	(16)
Settlement loss	—	—	3	—	—	—

Subtotal	19	20	53	45	1	(11)
Other defined benefit pension plans(a)	15	20	42	29	—	—

Total defined benefit pension plans	34	40	95	74	1	(11)
Defined contribution plans	180	182	137	130	—	—

Total pension and other postretirement benefit expense	$214	$222	$232	$204	$1	$(11)

(a)
Includes U.S. defined benefit pension plans not subject to Title IV of the Employee Retirement Income Security Act of 1974 (e.g., Excess Retirement Plan) and immaterial non-U.S. defined benefit pension plans.

The fair value of plan assets for the U.S. defined benefit pension and OPEB plans and material non-U.S. defined benefit pension plans was $10.9 billion and $2.4 billion, respectively, as of September 30, 2006, and $10.9 billion and $2.2 billion, respectively, as of December 31, 2005.
NOTE 7 – EMPLOYEE STOCK-BASED INCENTIVES
The Firm has granted restricted stock, restricted stock units (“RSUs”), stock options, and stock-settled stock appreciation rights (“SARs”) to certain of its employees, as further discussed in Note 7 on pages 100–102 of JPMorgan Chase’s 2005 Annual Report. The Firm’s policy for issuing shares upon settlement of employee share-based payment awards is to issue either new shares of common stock or treasury shares. During the nine months ended September 30, 2006, the Firm issued new shares of common stock from January 1 through May 31, 2006, and treasury shares from June 1 through September 30, 2006.
Restricted stock and restricted stock units
Compensation expense for restricted stock and RSUs is measured based upon the number of shares granted multiplied by the stock price at the grant date, and is recognized in earnings over the required service period on a straight-line basis. The following table summarizes JPMorgan Chase’s restricted stock and RSU activity for the nine months ended September 30, 2006:

		Weighted-average grant
(in thousands, except weighted average data)	Shares	date fair value

Restricted stock / RSUs outstanding, January 1	84,604	$35.22
Granted	44,018	39.35
Lapsed(a)	(32,951)	30.94
Forfeited	(6,784)	40.42

Restricted stock / RSUs outstanding, September 30	88,887	$38.45

(a)	Lapsed awards represent awards granted in prior years for which, in the case of restricted stock, restrictions have lapsed; and, in the case of RSUs, the awards have been converted into common stock.
The total fair value of shares vested during the three months ended September 30, 2006 and 2005, was $69.5 million and $39.6 million, respectively. The total fair value of shares vested during the nine months ended September 30, 2006 and 2005, was $1.3 billion and $1.1 billion, respectively.

Key employee stock options and SARs
Compensation expense, which is measured at the grant-date as the fair value of stock options and SARs, is recognized in earnings on a straight-line basis over the required service period.
The following table summarizes JPMorgan Chase’s option and SARs activity for the nine months ended September 30, 2006:

(in thousands, except	Number of	Weighted-average	Weighted-average remaining	Aggregate
weighted-average data)	options/SARs	exercise price	contractual life (in years)	intrinsic value

Outstanding, January 1	338,575	$37.93
Granted	3,546	42.69
Exercised	(47,019)	29.66
Forfeited	(1,319)	36.62
Cancelled	(6,771)	47.93

Outstanding, September 30	287,012	$39.13	4.5	$2,650,140
Exercisable, September 30	261,154	39.39	4.1	2,375,721

The weighted-average grant date fair value of options granted during the three months ended September 30, 2006 and 2005 was $13.51 and $10.26, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005, was $190.0 million and $35.6 million, respectively. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $12.74 and $11.76, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005, was $627.2 million and $217.6 million, respectively.
Broad-based employee stock options
The following table presents a summary of JPMorgan Chase’s broad-based employee stock option activity for the nine months ended September 30, 2006:

(in thousands, except	Number of	Weighted-average	Weighted-average remaining	Aggregate
weighted-average data)	options	exercise price	contractual life (in years)	intrinsic value

Outstanding, January 1	105,582	$40.78
Granted	—	—
Exercised	(7,569)	28.98
Forfeited	(1,339)	37.41
Cancelled	(1,330)	47.11

Outstanding, September 30	95,344	$41.54	3.9	$646,185
Exercisable, September 30	70,900	43.06	3.3	401,452

The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005, was $49.6 million and $2.3 million, respectively; the total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005, was $108.1 million and $20.8 million, respectively.
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
During the third quarter and first nine months of 2006, the incremental expense related to the Firm’s adoption of SFAS 123R was $104.8 million and $669.5 million, respectively. These amounts represent an accelerated noncash recognition of costs that would otherwise have been incurred in future periods.

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
The Firm recognized noncash compensation expense related to its various employee stock-based incentive awards of $545.2 million (including the $104.8 million incremental impact of adopting SFAS 123R) and $341.4 million for the quarters ended September 30, 2006 and 2005, respectively, and $1.9 billion (including the $669.5 million incremental impact of adopting SFAS 123R) and $1.1 billion during the first nine months of 2006 and 2005, respectively, in its Consolidated statements of income. The total income tax benefit related to stock-based compensation arrangements recognized in the Firm’s Consolidated statements of income for the quarters ended September 30, 2006 and 2005, was $218.0 million and $136.5 million, respectively, and for the first nine months of 2006 and 2005, was $769.0 million and $432.2 million, respectively. At September 30, 2006, approximately $1.2 billion of compensation cost related to unvested awards has not yet been charged to earnings. That cost is expected to be recognized over a weighted average period of 1.2 years. The Firm does not capitalize any compensation cost related to share-based compensation awards to employees.
As a result of adopting SFAS 123R on January 1, 2006, the Firm’s Income from continuing operations (pretax) for the three and nine months ended September 30, 2006, was lower by $104.8 million and $669.5 million, respectively, and Income from continuing operations (after-tax) as well as Net income for the three and nine months ended September 30, 2006, was lower by $65.0 million and $415.0 million, respectively, than if the Firm had continued to account for share-based compensation under APB 25 and SFAS 123. The Firm’s reported basic and diluted earnings per share from continuing operations for the three months ended September 30, 2006, were $0.93 and $0.90, respectively, and for the first nine months of 2006, were $2.81 and $2.73, respectively. Had the Firm not adopted SFAS 123R, basic and diluted earnings per share from continuing operations for the three months ended September 30, 2006, would have been $0.95 and $0.92, respectively, and for the first nine months of 2006, would have been $2.92 and $2.84, respectively. The Firm’s reported basic and diluted Net income per share for the three months ended September 30, 2006, were $0.95 and $0.92, respectively, and for the first nine months of 2006, were $2.86 and $2.78, respectively. Had the Firm not adopted SFAS 123R, basic and diluted Net income per share for the three months ended September 30, 2006, would have been $0.97 and $0.94, respectively, and for the first nine months of 2006, would have been $2.98 and $2.89, respectively.
Cash flows and tax benefits
Prior to adopting SFAS 123R, the Firm presented all tax benefits of deductions resulting from share-based compensation awards as operating cash flows in its Consolidated statements of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation expense recognized for those share-based compensation awards (i.e., excess tax benefits) to be classified as financing cash flows. The $232.3 million of excess tax benefits classified as a financing cash inflow during the first nine months of 2006 would have been classified as an operating cash inflow if the Firm had not adopted SFAS 123R.
The following table sets forth the cash received from option exercise under all share-based compensation arrangements and the actual tax benefit realized related to the tax deduction from the exercise of options.

	Nine months ended September 30,
(in millions)	2006	2005

Cash received for options exercised	$1,472.8	$390.3
Tax benefit realized	142.9	52.4

Comparison of the fair and intrinsic value measurement methods
The following table presents net income and basic and diluted earnings per share as reported, and as if all outstanding awards were accounted for at fair value for 2005 only, as all share-based payments in 2006 were accounted for at fair value.

	Three months	Nine months
	ended Sept. 30,	ended Sept. 30,
(in millions, except per share data)	2005	2005

Net income as reported	$2,527	$5,785
Add: Employee stock-based compensation expense included in reported net income, net of related tax effects	205	649
Deduct: Employee stock-based compensation expense determined under the fair-value method for all awards, net of related tax effects	(238)	(775)

Pro forma net income	$2,494	$5,659

Earnings per share:
Basic: As reported	$0.72	$1.65
Pro forma	0.71	1.61
Diluted: As reported	$0.71	$1.62
Pro forma	0.70	1.59

The following table presents the assumptions used to value key employee stock options and SARs granted during the period under the Black-Scholes valuation model:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Weighted-average annualized valuation assumptions
Risk-free interest rate	5.13%	4.50%	4.80%	4.30%
Expected dividend yield	3.12	3.88	3.24	3.61
Expected common stock price volatility	35	38	35	41
Expected life (in years)	7.0	6.8	7.0	6.8

Prior to the adoption of SFAS 123R, the Firm used the historical volatility of its common stock price as the expected volatility assumption in valuing options. The Firm recently completed a review of its expected volatility assumption. Effective October 1, 2006, JPMorgan Chase will begin to value its employee stock options using an expected volatility assumption derived from the implied volatility of its publicly traded stock options.
The expected life assumption is an estimate of the length of time that an employee might hold an option before option exercise or cancellation. The expected life assumption was developed using historical experience.
NOTE 8 – NONINTEREST EXPENSE
In the third quarter and first nine months of 2006, Other expense included insurance recoveries relating to certain material litigation of $17 million and $375 million, respectively. In the first nine months of 2005, litigation reserve charges of $2.8 billion were included in Other expense; these included a $1.9 billion litigation charge in the second quarter of 2005 related to the settlement of the Enron class action litigation as well as to certain of the Firm’s other material legal proceedings, and a $900 million charge relating to the settlement of WorldCom class action litigation in the first quarter of 2005.
Merger costs
A summary of Merger costs by expense category is shown in the following table:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2006	2005	2006	2005

Expense category
Compensation	$—	$11	$6	$175
Occupancy	5	17	19	42
Technology and communications and other	43	193	180	428

Total(a)	$48	$221	$205	$645

(a)	With the exception of occupancy-related write-offs, all of the costs in the table require the expenditure of cash.
The table below shows the change in the liability balance related to the costs associated with the Merger:

(in millions)	2006	2005

Liability balance, January 1	$797	$952
Recorded as merger costs	205	645
Recorded as goodwill	—	26
Liability utilized	(381)	(815)

Liability balance, September 30	$621	$808

NOTE 9 – SECURITIES
For a discussion of accounting policies relating to Securities, see Note 9 on pages 103–105 of JPMorgan Chase’s 2005 Annual Report. The following table presents realized gains and losses from AFS securities:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2006	2005	2006	2005

Realized gains	$93	$25	$243	$263
Realized losses	(53)	(69)	(821)	(1,059)

Securities gains (losses)	$40	$(44)	$(578)	$(796)

The amortized cost and estimated fair value of AFS and held-to-maturity securities were as follows for the dates indicated:

	September 30, 2006				December 31, 2005
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(in millions)	cost	gains	losses	value	cost	gains	losses	value

Available-for-sale securities
U.S. government and federal agency obligations:
U.S. treasuries	$1,920	$23	$2	$1,941	$4,245	$24	$2	$4,267
Mortgage-backed securities	36	1	—	37	80	3	—	83
Agency obligations	80	8	—	88	165	16	—	181
Collateralized mortgage obligations	—	—	—	—	4	—	—	4
U.S. government-sponsored enterprise obligations	70,727	178	475	70,430	22,604	9	596	22,017
Obligations of state and political subdivisions	634	18	5	647	712	21	7	726
Debt securities issued by non-U.S. governments	6,685	7	41	6,651	5,512	12	18	5,506
Corporate debt securities	815	1	6	810	5,754	39	74	5,719
Equity securities	3,476	103	3	3,576	3,179	110	7	3,282
Other, primarily asset-backed securities(a)	2,256	52	3	2,305	5,738	23	23	5,738

Total available-for-sale securities	$86,629	$391	$535	$86,485	$47,993	$257	$727	$47,523

Held-to-maturity securities(b)
Total held-to-maturity securities	$63	$1	$—	$64	$77	$3	$—	$80

(a)	Includes collateralized mortgage obligations of private issuers, which generally have underlying collateral consisting of obligations of the U.S. government and federal agencies and corporations.

(b)	Consists primarily of mortgage-backed securities.
Included in the $535 million of gross unrealized losses on AFS securities at September 30, 2006, was $283 million of unrealized losses that have existed for a period greater than 12 months. These securities are predominately rated AAA and the unrealized losses are primarily due to overall increases in market interest rates and not concerns regarding the underlying credit of the issuers. The majority of the securities with unrealized losses aged greater than 12 months are obligations of U.S. government-sponsored enterprises and have a market value at September 30, 2006, that is within 3% of their amortized cost basis.
NOTE 10 – SECURITIES FINANCING ACTIVITIES
For a discussion of the accounting policies relating to Securities financing activities, see Note 10 on pages 105–106 of JPMorgan Chase’s 2005 Annual Report. The following table details the components of Securities financing activities at each of the dates indicated:

(in millions)	September 30, 2006	December 31, 2005

Securities purchased under resale agreements	$140,944	$129,570
Securities borrowed	89,222	74,604

Securities sold under repurchase agreements	$167,997	$103,052
Securities loaned	13,524	14,072

JPMorgan Chase pledges certain financial instruments the Firm owns to collateralize repurchase agreements and other securities financings. Pledged securities that can be sold or repledged by the secured party are identified as financial instruments owned (pledged to various parties) on the Consolidated balance sheets.
At September 30, 2006, the Firm had received securities as collateral that could be repledged, delivered or otherwise used with a fair value of approximately $331 billion. This collateral was generally obtained under resale or securities borrowing agreements. Of these securities, approximately $310 billion were repledged, delivered or otherwise used, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales.

NOTE 11 – LOANS
For a discussion of the accounting policies relating to Loans, see Note 11 on pages 106–107 of JPMorgan Chase’s 2005 Annual Report. The composition of the loan portfolio at each of the dates indicated was as follows:

(in millions)	September 30, 2006	December 31, 2005

U.S. wholesale loans:
Commercial and industrial	$77,820	$70,233
Real estate	12,005	13,612
Financial institutions	15,966	11,100
Lease financing receivables	2,621	2,621
Other	15,379	14,499

Total U.S. wholesale loans	123,791	112,065

Non-U.S. wholesale loans:
Commercial and industrial	36,220	27,452
Real estate	3,375	1,475
Financial institutions	14,888	7,975
Lease financing receivables	1,129	1,144

Total non-U.S. wholesale loans	55,612	38,046

Total wholesale loans:(a)
Commercial and industrial	114,040	97,685
Real estate(b)	15,380	15,087
Financial institutions	30,854	19,075
Lease financing receivables	3,750	3,765
Other	15,379	14,499

Total wholesale loans	179,403	150,111

Total consumer loans:(c)
Home equity	80,399	73,866
Mortgage	60,075	58,959
Auto loans and leases	40,310	46,081
All other loans	24,770	18,393
Credit card receivables(d)	78,587	71,738

Total consumer loans	284,141	269,037

Total loans(e)(f)	$463,544	$419,148

(a)	Includes IB, Commercial Banking, TSS and Asset & Wealth Management.

(b)
Represents credits extended for real estate–related purposes to borrowers who are primarily in the real estate development or investment businesses and for which the primary repayment is from the sale, lease, management, operations or refinancing of the property.

(c)	Includes Retail Financial Services and Card Services.

(d)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.

(e)	Loans are presented net of unearned income of $2.4 billion and $3.0 billion at September 30, 2006, and December 31, 2005, respectively.

(f)	Includes loans held-for-sale (primarily related to securitization and syndication activities) of $36.2 billion and $34.2 billion at September 30, 2006, and December 31, 2005, respectively.
The following table reflects information about the Firm’s loans held-for-sale, principally mortgage-related:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2006	2005	2006	2005

Net gains on sales of loans held-for-sale	$128	$158	$358	$459
Lower of cost or fair value adjustments	64	(76)	(66)	(193)

NOTE 12– ALLOWANCE FOR CREDIT LOSSES
For a discussion of the Allowance for credit losses and the related accounting policies, see Note 12 on pages 107–108 of JPMorgan Chase’s 2005 Annual Report. The table below summarizes the changes in the Allowance for loan losses:

	Nine months ended September 30,
(in millions)	2006	2005

Allowance for loan losses at January 1	$7,090	$7,320

Gross charge-offs	(2,741)	(3,156)
Gross recoveries	629	697

Net charge-offs	(2,112)	(2,459)
Provision for loan losses	2,068	2,356
Other	10	3

Allowance for loan losses at September 30	$7,056 (a)	$7,220 (b)

(a)
Includes $101 million of asset-specific and $6.9 billion of formula-based allowance. Included within the formula-based allowance was $4.9 billion related to a statistical calculation and an adjustment to the statistical calculation of $2.0 billion.

(b)
Includes $341 million of asset-specific and $6.9 billion of formula-based allowance. Included within the formula-based allowance was $5.0 billion related to a statistical calculation and an adjustment to the statistical calculation of $1.9 billion.

The table below summarizes the changes in the Allowance for lending-related commitments:

	Nine months ended September 30,
(in millions)	2006	2005

Allowance for lending-related commitments at January 1	$400	$492
Provision for lending-related commitments	68	(97)

Allowance for lending-related commitments at September 30(a)	$468	$395

(a)
At September 30, 2006, includes $40 million of asset-specific and $428 million of formula-based allowance. At September 30, 2005, includes $90 million of asset-specific and $305 million of formula-based allowance. The formula-based allowance for lending-related commitments is based upon a statistical calculation. There is no adjustment to the statistical calculation for lending-related commitments.

NOTE 13 – LOAN SECURITIZATIONS
For a discussion of the accounting policies relating to loan securitizations, see Note 13 on pages 108–111 of JPMorgan Chase’s 2005 Annual Report. JPMorgan Chase securitizes, sells and services various consumer loans, such as consumer real estate, credit card and automobile loans, as well as certain wholesale loans (primarily commercial real estate) originated by the IB. In addition, the IB purchases, packages and securitizes wholesale and consumer loans. All IB activity is collectively referred to below as Wholesale activities. JPMorgan Chase–sponsored securitizations utilize special purpose entities (“SPEs”) as part of the securitization process. These SPEs meet the definition of a “qualifying” special purpose entity (“QSPE”), as discussed in Note 1 on page 91 of JPMorgan Chase’s 2005 Annual Report; accordingly, the assets and liabilities of securitization-related QSPEs are included on the balance sheet of the QSPE purchasing the assets and are not reflected in the Firm’s Consolidated balance sheets (except for retained interests, as described below). Assets held by securitization–related QSPEs as of September 30, 2006, and December 31, 2005, were as follows:

(in billions)	September 30, 2006	December 31, 2005

Credit card receivables	$83.4	$96.0
Residential mortgage receivables	36.6	29.8
Wholesale activities(a)	116.8	72.9
Automobile loans	5.7	5.5

Total	$242.5	$204.2

(a)	Includes cosponsored securitizations, which include non-JPMorgan Chase originated assets.

The following tables summarize new securitization transactions that were completed during the third quarter and first nine months of 2006 and 2005, the resulting gains arising from such securitizations, certain cash flows received from such securitizations, and the key economic assumptions used in measuring the retained interests, as of the dates of such sales:

	Three months ended September 30,
	2006				2005
	Residential			Wholesale	Residential			Wholesale
(in millions)	mortgage	Credit card	Automobile	activities(b)	mortgage(c)	Credit card	Automobile	activities(b)

Principal securitized	$4,212	$1,100	$1,182	$11,499	$4,775	$4,825	$—	$7,364
Pretax gains (losses)	7	7	—	57	2	32	—	20
Cash flow information:
Proceeds from securitizations	$4,206	$1,100	$912	$11,677	$4,772	$4,825	$—	$7,467
Servicing fees collected	7	24	2	—	5	31	—	—
Other cash flows received	—	103	—	—	—	114	—	—
Proceeds from collections reinvested in revolving securitizations	—	38,270	—	—	—	33,117	—	—
Key assumptions (rates per annum):
Prepayment rate(a)	23.8-24.6%	22.2%	1.4%	1.8-45.0%	—	20%	—	0-41%
	CPR	PPR	ABS			PPR	—
Weighted-average life (in years)	3.6	0.4	1.9	1.5-2.8	—	0.4	—	1.8-13.3
Expected credit losses	—	4.1%	0.3%	0.1-9.0%	—	4.7%	—	0.8-1.8%
Discount rate	8.4-11.2%	12.0%	7.6%	1.3-20.0%	—	12.0%	—	11.1-20.0%

	Nine months ended September 30,
	2006				2005
	Residential			Wholesale	Residential			Wholesale
(in millions)	mortgage(c)	Credit card	Automobile	activities(b)	mortgage(c)	Credit card	Automobile	activities(b)

Principal securitized	$11,305	$6,800	$2,405	$32,496	$11,056	$10,100	$2,300	$13,760
Pretax gains	8	45	—	169	22	67	10 (d)	74
Cash flow information:
Proceeds from securitizations	$11,225	$6,800	$1,745	$32,827	$11,074	$10,100	$1,618	$13,912
Servicing fees collected	11	56	3	—	9	44	2	—
Other cash flows received	—	268	—	—	—	169	—	—
Proceeds from collections reinvested in revolving securitizations	—	114,916	—	—	—	95,623	—	—
Key assumptions (rates per annum):
Prepayment rate(a)	23.8-24.6%	22.2%	1.4%	0.3-45.0%	—	16.7-20.0%	1.5%	0-50%
	CPR	PPR	ABS			PPR	ABS
Weighted-average life (in years)	3.6	0.4	1.7	1.5-4.0	—	0.4- 0.5	1.5	1.0-13.3
Expected credit losses	—	3.3-4.2%	0.5%	0.1-9.0%	—	4.7-5.7%	0.6%	0-1.8%
Discount rate	8.4-11.2%	12.0%	7.7%	1.3-26.2%	—	12.0%	6.3%	0.6-20.0%

(a)	CPR: constant prepayment rate; PPR: principal payment rate; ABS: absolute prepayment speed.

(b)
Wholesale activities consist of wholesale loans (primarily commercial real estate) originated by the IB as well as $8.9 billion and $24.6 billion of consumer loans purchased from the market for the three and nine months ended September 30, 2006, respectively, and $4.4 billion and $6.3 billion of consumer loans purchased from the market for the three and nine months ended September 30, 2005, respectively, and then packaged and securitized by the IB.

(c)	No interests other than servicing assets were retained in Residential mortgage in the first two quarters of 2006 and first three quarters of 2005.

(d)
The auto securitization gain of $10 million does not include the write-down of loans transferred to held-for-sale in the first quarter of 2005 and risk management activities intended to protect the economic value of loans while held-for-sale.

In addition to securitization transactions, the Firm sold residential mortgage loans totaling $13.3 billion and $16.3 billion during the three months ended September 30, 2006 and 2005, respectively, primarily as GNMA, FNMA and Freddie Mac mortgage-backed securities; these sales resulted in pretax gains of $53 million and $62 million, respectively. During the first nine months of 2006 and 2005, JPMorgan Chase sold residential mortgage loans totaling $40.4 billion and $39.4 billion, respectively, primarily as GNMA, FNMA and Freddie Mac mortgage-backed securities; these sales resulted in pretax gains of $223 million and $171 million, respectively.
At September 30, 2006, and December 31, 2005, the Firm had, with respect to its credit card master trusts, $18.0 billion and $24.8 billion, respectively, related to undivided interests, and $2.4 billion and $2.2 billion, respectively, related to subordinated interests in accrued interest and fees on the securitized receivables, net of an allowance for uncollectible amounts. Credit card securitization trusts require the Firm to maintain a minimum undivided interest of 4% to 12% of the principal receivables in the trusts. The Firm maintained an average undivided interest in principal receivables in the trusts of approximately 21% for the nine months ended September 30, 2006, and 23% for the year ended December 31, 2005.

The Firm also maintains escrow accounts up to predetermined limits for some credit card and automobile securitizations in the unlikely event of deficiencies in cash flows owed to investors. The amounts available in such escrow accounts are recorded in Other assets and, as of September 30, 2006, amounted to $176 million and $57 million for credit card and automobile securitizations, respectively; as of December 31, 2005, these amounts were $754 million and $76 million for credit card and automobile securitizations, respectively.
The table below summarizes other retained securitization interests, which are primarily subordinated or residual interests and are carried at fair value on the Firm’s Consolidated balance sheets:

(in millions)	September 30, 2006	December 31, 2005

Residential mortgage(a)	$157	$182
Credit card(a)	798	808
Automobile(a)(b)	188	150
Wholesale activities(c)	780	265

Total	$1,923	$1,405

(a)
Pretax unrealized gains recorded in Stockholders’ equity that relate to retained securitization interests totaled $54 million and $60 million for Residential mortgage; $3 million and $6 million for Credit card; and $3 million and $5 million for Automobile, at September 30, 2006, and December 31, 2005, respectively.

(b)
In addition to the automobile retained interest amounts noted above, the Firm also retained senior securities totaling $432 million at September 30, 2006, and $490 million at December 31, 2005, from auto securitizations that are classified as AFS securities. These securities are valued using quoted market prices and are therefore not included in the key economic assumption and sensitivities table that follows.

(c)
In addition to the wholesale retained interest amounts noted above, the Firm also retained subordinated securities totaling $24 million at September 30, 2006, and $51 million at December 31, 2005, predominantly from resecuritization activities. These securities are valued using quoted market prices and are therefore not included in the key assumptions and sensitivities table that follows.

The table below outlines the key economic assumptions used to determine the fair value of the other retained interests at September 30, 2006, and December 31, 2005, respectively, and outlines the sensitivities of those fair values to immediate 10% and 20% adverse changes in those assumptions:

	Residential
September 30, 2006 (in millions)	Mortgage		Credit card		Automobile		Wholesale activities

Weighted-average life (in years)	0.3-3.7		0.4-0.5		1.2		0.1-3.8

Prepayment rate(a)	16.3-40.1	% CPR	15.6-20.0	% PPR	1.4	% ABS	0.0-50.0%
Impact of 10% adverse change	$(1)		$(49)		$(2)		$(39)
Impact of 20% adverse change	(2)		(97)		(3)		(60)

Loss assumption	0-4.4	%(b)	3.3-4.3%		0.6%		0.7-1.9%
Impact of 10% adverse change	$(5)		$(91)		$(4)		$(31)
Impact of 20% adverse change	(10)		(181)		(8)		(61)
Discount rate	13.0-30.0	%(c)	5.6-12.0%		7.7%		0.5-20.0%
Impact of 10% adverse change	$(3)		$(2)		$(2)		$(19)
Impact of 20% adverse change	(5)		(4)		(3)		(37)

	Residential
December 31, 2005 (in millions)	Mortgage		Credit card		Automobile		Wholesale activities

Weighted-average life (in years)	0.5-3.5		0.4-0.7		1.2		0.2-4.1

Prepayment rate(a)	20.1-43.7	% CPR	11.9-20.8	% PPR	1.5	% ABS	0.0-50.0%
Impact of 10% adverse change	$(3)		$(44)		$—		$(5)
Impact of 20% adverse change	(5)		(88)		(2)		(6)

Loss assumption	0.0-5.2	%(b)	3.2-8.1%		0.7%		0.0-2.0%
Impact of 10% adverse change	$(10)		$(77)		$(4)		$(6)
Impact of 20% adverse change	(19)		(153)		(9)		(11)
Discount rate	12.7-30.0	%(c)	6.9-12.0%		7.2%		0.2-18.5%
Impact of 10% adverse change	$(4)		$(2)		$(1)		$(6)
Impact of 20% adverse change	(8)		(4)		(3)		(12)

(a)	CPR: constant prepayment rate; PPR: principal payment rate; ABS: absolute prepayment speed.

(b)	Expected credit losses for prime residential mortgage securitizations are minimal and are incorporated into other assumptions.

(c)
The Firm sold certain residual interests from subprime mortgage securitizations via Net Interest Margin (“NIM”) securitizations and retained residual interests in these NIM transactions, which are valued using a 30% discount rate.

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
The table below presents information about delinquencies, net credit losses and components of reported and securitized financial assets at September 30, 2006, and December 31, 2005:

			Nonaccrual and 90 days
	Total Loans		or more past due		Net loan charge-offs
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Three months ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2006	2005	2006	2005	2006	2005	2006	2005

Home equity	$80,399	$73,866	$400	$422	$29	$32	$92	$99
Mortgage	60,075	58,959	588	442	14	6	35	20
Auto loans and leases	40,310	46,081	130	193	65	70	161	200
All other loans	24,770	18,393	286	281	20	36	74	91
Credit card receivables	78,587	71,738	1,191	1,091	673	766	1,800	2,150

Total consumer loans	284,141	269,037	2,595	2,429	801	910	2,162	2,560
Total wholesale loans	179,403	150,111	730	1,042	(11)	(40)	(50)	(101)

Total loans reported	463,544	419,148	3,325	3,471	790	870	2,112	2,459
Securitized loans:
Residential mortgage(a)	7,251	8,061	213	370	12	22	43	81
Automobile	5,596	5,439	8	11	4	4	11	11
Credit card	65,245	70,527	950	730	607	867	1,617	2,714

Total consumer loans securitized	78,092	84,027	1,171	1,111	623	893	1,671	2,806
Securitized wholesale activities	26,623	9,049	269	4	3	—	3	—

Total loans securitized(b)	104,715	93,076	1,440	1,115	626	893	1,674	2,806

Total loans reported and securitized(c)	$568,259	$512,224	$4,765	$4,586	$1,416	$1,763	$3,786	$5,265

(a)	Includes $4.3 billion and $5.9 billion of outstanding principal balances on securitized subprime 1–4 family residential mortgage loans as of September 30, 2006, and December 31, 2005, respectively.

(b)
Total assets held in securitization-related SPEs were $242.5 billion and $204.2 billion at September 30, 2006, and December 31, 2005, respectively. The $104.7 billion and $93.1 billion of loans securitized at September 30, 2006, and December 31, 2005, respectively, excludes: $119.5 billion and $85.6 billion of securitized loans, respectively, in which the Firm’s only continuing involvement is the servicing of the assets; $18.0 billion and $24.8 billion of seller’s interests in credit card master trusts, respectively; and $0.3 billion and $0.7 billion of escrow accounts and other assets, respectively.

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

	Consolidated		Nonconsolidated		Total
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
(in billions)	2006	2005	2006	2005	2006	2005

Total commercial paper issued by conduits	$3.0	$35.2	$44.4	$8.9	$47.4	$44.1
Commitments
Asset-purchase agreements	$0.2	$47.9	$65.0	$14.3	$65.2	$62.2
Program-wide liquidity commitments	1.0	5.0	5.0	1.0	6.0	6.0
Program-wide limited credit enhancements	—	1.3	1.5	1.0	1.5	2.3

Maximum exposure to loss (a)	1.0	48.4	66.0	14.8	67.0	63.2

(a)
The Firm’s maximum exposure to loss is limited to the amount of drawn commitments (i.e., sellers’ assets held by the multi-seller conduits for which the Firm provides liquidity support) of $43.4 billion and $41.6 billion at September 30, 2006, and December 31, 2005, respectively, plus contractual but undrawn commitments of $23.6 billion and $21.6 billion at September 30, 2006, and December 31, 2005, respectively. Certain of the Firm’s administered multi-seller conduits were deconsolidated as of June 30, 2006; the assets deconsolidated were approximately $33 billion. Since the Firm provides credit enhancement and liquidity to these multi-seller conduits, the maximum exposure is not adjusted to exclude exposure absorbed by third-party liquidity providers.

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
Client intermediation
Assets held by credit-linked note vehicles and municipal bond vehicles at September 30, 2006, and December 31, 2005, were as follows:

(in billions)	September 30, 2006	December 31, 2005

Credit-linked note vehicles(a)	$19.2	$13.5
Municipal bond vehicles(b)	13.9	13.7

(a)
Assets of $1.9 billion and $1.8 billion reported in the table above were recorded on the Firm’s Consolidated balance sheets at September 30, 2006, and December 31, 2005, respectively, due to contractual relationships held by the Firm that relate to collateral held by the VIE.

(b)
Total amounts consolidated due to the Firm owning residual interests were $4.6 billion and $4.9 billion at September 30, 2006, and December 31, 2005, respectively, and are reported in the table. Total liquidity commitments were $8.1 billion and $5.8 billion at September 30, 2006, and December 31, 2005, respectively. The Firm’s maximum credit exposure to all municipal bond vehicles was $12.7 billion and $10.7 billion at September 30, 2006, and December 31, 2005, respectively.

The Firm may enter into transactions with VIEs structured by other parties. These transactions can include, for example, acting as a derivative counterparty, liquidity provider, investor, underwriter, placement agent, trustee or custodian. These transactions are conducted at arm’s length, and individual credit decisions are based upon the analysis of the specific VIE, taking into consideration the quality of the underlying assets. Where these activities do not cause JPMorgan Chase to absorb a majority of the expected losses of the VIEs or to receive a majority of the residual returns of the VIE, JPMorgan Chase records and reports these positions similarly to any other third-party transaction. These transactions are not considered significant for disclosure purposes.
Consolidated VIE assets
The following table summarizes the Firm’s total consolidated VIE assets, by classification, on the Consolidated balance sheets, as of September 30, 2006, and December 31, 2005:

(in billions)	September 30, 2006(d)	December 31, 2005

Consolidated VIE assets(a)
Investment securities	$0.1	$1.9
Trading assets(b)	9.6	9.3
Loans	15.1	8.1
Interests in purchased receivables	—	29.6
Other assets(c)	10.0	3.0

Total consolidated assets	$34.8	$51.9

(a)
The Firm also holds $3.5 billion and $3.9 billion of assets, at September 30, 2006, and December 31, 2005, respectively, primarily as a seller’s interest, in certain consumer securitizations in a segregated entity, as part of a two-step securitization transaction. This interest is included in the securitization activities disclosed in Note 13 on pages 83–86 of this Form 10-Q.

(b)	Includes the fair value of securities and derivatives.

(c)	Includes securities purchased under resale agreements of $8.8 billion and $2.6 billion at September 30, 2006 and December 31, 2005, respectively.

(d)
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
In April 2006, the FASB issued FSP FIN 46(R)-6, which requires an analysis of the design of a VIE in determining the variability to be considered in the application of FIN 46(R). The Firm adopted the guidance in FSP FIN 46(R)-6 prospectively on July 1, 2006. The adoption of FSP FIN 46(R)-6 did not have a material impact on the Firm’s consolidated financial statements.

NOTE 15 – GOODWILL AND OTHER INTANGIBLE ASSETS
For a discussion of accounting policies related to Goodwill and Other intangible assets, see Note 15 on pages 114–116 of JPMorgan Chase’s 2005 Annual Report.
Goodwill and other intangible assets consist of the following:

(in millions)	September 30, 2006	December 31, 2005

Goodwill	$43,372	$43,621
Mortgage servicing rights	7,378	6,452
Purchased credit card relationships	2,982	3,275

All other intangibles:
Other credit card–related intangibles	$297	$124
Core deposit intangibles	2,296	2,705
Other intangibles	1,485	2,003

Total All other intangible assets	$4,078	$4,832

Goodwill
As of September 30, 2006, goodwill decreased by $249 million compared with December 31, 2005, principally resulting from the transfer of $402 million of goodwill to Assets of discontinued operations held-for-sale, related to the transfer of selected corporate trust businesses to The Bank of New York, from purchase accounting adjustments related to the acquisition of the Sears Canada credit card business and from the sale of the insurance business. The decrease was offset partially by an increase in Goodwill in connection with the acquisition of Collegiate Funding Services.
Goodwill was not impaired at September 30, 2006, or December 31, 2005, nor was any goodwill written off due to impairment during either the nine months ended September 30, 2006, or September 30, 2005.
Goodwill attributed to the business segments was as follows:

(in millions)	September 30, 2006	December 31, 2005

Investment Bank	$3,528	$3,531
Retail Financial Services	15,373	14,991
Card Services	12,710	12,984
Commercial Banking	2,648	2,651
Treasury & Securities Services	1,670	2,062
Asset & Wealth Management	7,066	7,025
Corporate (Private Equity)	377	377

Total goodwill	$43,372	$43,621

Mortgage servicing rights
For a further description of the mortgage servicing rights (“MSRs”) asset, interest rate risk management, and valuation methodology of MSRs, see Note 15 on pages 114–116 of JPMorgan Chase’s 2005 Annual Report. The following tables summarize MSR activity during the nine months ended September 30, 2006 and 2005.

Nine months ended September 30, (in millions)	2006

Balance at beginning of period after valuation allowance	$6,452
Cumulative effect of change in accounting principle	230

Fair value at beginning of period	6,682

Originations of MSRs	1,113
Purchase of MSRs	524

Total additions	1,637

Sales	—
Change in valuation due to inputs and assumptions(a)	127
Other changes in fair value(b)	(1,068)

Fair value at September 30	$7,378
Weighted-average prepayment speed assumption (CPR)	17.20%
Weighted-average discount rate	9.69%

Nine months ended September 30, (in millions)	2005

Balance at beginning of period	$6,111

Originations of MSRs	936
Purchase of MSRs	414

Total additions	1,350

Sales	—
Other-than-temporary impairment	—
Amortization	(986)
SFAS 133 hedge valuation adjustments	17

Balance at September 30	6,492

Valuation allowance at beginning of period	1,031
SFAS 140 impairment (recovery) adjustment	(596)

Less: Valuation allowance at end of period	435

Balance at September 30, after valuation allowance	$6,057
Estimated fair value at September 30	$6,118
Weighted-average prepayment speed assumption (CPR)	13.8%
Weighted-average discount rate	8.96%

CPR: Constant prepayment rate

(a)
Represents MSR asset fair value adjustments due to changes in inputs, such as interest rates and volatility, as well as updates to assumptions used in the valuation model. During the third quarter of 2006, JPMorgan Chase recorded a $235 million negative valuation adjustment to the MSR asset due to changes and refinements to inputs and assumptions used in the MSR valuation model.

(b)	Includes changes in the MSR value due to servicing portfolio runoff (or time decay).
JPMorgan Chase uses a combination of derivatives, AFS securities and trading instruments to manage changes in the fair value of MSRs. The intent is to offset any changes in the fair value of MSRs with changes in the fair value of the related risk management instruments. MSRs decrease in value when interest rates decline. Conversely, securities (such as mortgage–backed securities), principal-only certificates and certain derivatives (when the Firm receives fixed-rate interest payments) increase in value when interest rates decline. Contractual service fees, late fees and other ancillary fees earned for the three months and nine months ended September 30, 2006, were $513 million and $1.5 billion, respectively. These fees are recorded in Mortgage fees and related income.
In the first quarter of 2006, the FASB issued SFAS 156. The standard is effective as of the beginning of the first fiscal year beginning after September 15, 2006, with early adoption permitted. JPMorgan Chase elected to adopt the standard effective January 1, 2006. The standard permits an entity a one-time irrevocable election to adopt fair value accounting for a class of servicing assets. The Firm has defined MSRs as one class of servicing assets for this election. This election is accounted for as a change in accounting principle. The difference between the fair value and the carrying amount, net of any related valuation allowance, of the MSRs as of the date of the initial application of the subsequent fair value measurement was recorded as a cumulative-effect adjustment to retained earnings of $150 million as of January 1, 2006. With the adoption of SFAS 156, changes in the fair values of the MSRs will be recorded in Mortgage fees and related income.

For the nine months ended September 30, 2005, MSRs were accounted for under SFAS 140, using a lower of cost or fair value method, with applicable hedging activity accounted for under SFAS 133. Changes to the valuation allowance represented the extent to which the carrying value of the MSR asset exceeded its estimated fair value for its applicable SFAS 140 strata. Changes in the valuation allowance were the result of recognition of impairment, or the recovery of previously recognized impairment charges due to changes in market conditions during the period. The changes in the valuation allowance for MSRs are identified above.
Purchased credit card relationships and All other intangible assets
For the nine months ended September 30, 2006, Purchased credit card relationship intangibles decreased by $293 million as a result of $549 million in amortization expense, partially offset by increases from purchase accounting adjustments related to the November 2005 acquisition of the Sears Canada credit card business. During the nine months ended September 30, 2006, All other intangible assets declined $754 million, primarily as a result of amortization and the transfer of $436 million of selected corporate trust businesses’ intangibles to Assets of discontinued operations held-for-sale as a result of the transaction with The Bank of New York, partially offset by increases from further purchase accounting adjustment related to the acquisition of the Sears Canada credit card business.
Except for $513 million of indefinite-lived intangibles related to asset management advisory contracts which are not amortized but instead are tested for impairment at least annually, the remainder of the Firm’s other acquired intangible assets are subject to amortization.
The components of credit card relationships, core deposits and other intangible assets were as follows:

	September 30, 2006			December 31, 2005
			Net			Net
	Gross	Accumulated	carrying	Gross	Accumulated	carrying
(in millions)	amount	amortization	value	amount	amortization	value

Purchased credit card relationships	$5,581	$2,599	$2,982	$5,325	$2,050	$3,275

All other intangibles:
Other credit card–related intangibles	$360	$63	$297	$183	$59	$124
Core deposit intangibles	3,799	1,503	2,296	3,797	1,092	2,705
Other intangibles(a)	1,968	483	1,485	2,582	579	2,003

Total All other intangibles	$6,127	$2,049	$4,078	$6,562	$1,730	$4,832

(a)
Amounts at September 30, 2006, exclude other intangibles and related accumulated amortization of selected corporate trust businesses transferred to Assets of discontinued operations held-for-sale as a result of the transaction with The Bank of New York.

Amortization expense(a)	Three months ended September 30,		Nine months ended September 30,
(in millions)	2006	2005	2006	2005

Purchased credit card relationships	$178	$176	$549	$526
Other credit card–related intangibles	2	11	4	33
Core deposit intangibles	136	157	411	469
Other intangibles	30	29	94	96

Total amortization expense	$346	$373	$1,058	$1,124

(a)
Includes $8 million and $11 million of amortization expense related to servicing assets on securitized automobile loans, which is recorded in Asset management, administration and commissions, for the nine months ended September 30, 2006 and 2005.

Future amortization expense
The following table presents estimated amortization expenses related to credit card relationships, core deposits and All other intangible assets at September 30, 2006:

	Purchased	Other credit	Core
	credit card	card–related	deposit	Other
For the year: (in millions)	relationships	intangibles	intangibles	intangibles(b)	Total

2006(a)	$723	$7	$547	$119	$1,396
2007	662	10	469	106	1,247
2008	556	17	402	97	1,072
2009	409	22	329	89	849
2010	344	27	276	76	723

(a)
Includes $549 million, $4 million, $411 million and $94 million of amortization expense related to purchased credit card relationships, other credit card-related intangibles, core deposit intangibles and other intangibles, respectively, recognized during the first nine months of 2006.

(b)
Excludes future amortization expense on Other intangibles of selected corporate trust businesses transferred to Assets of discontinued operations held-for-sale as a result of the transaction with The Bank of New York.

NOTE 16 – EARNINGS PER SHARE
For a discussion of the computation of basic and diluted earnings per share (“EPS”) see Note 20 on page 119 of JPMorgan Chase’s 2005 Annual Report. The following table presents the calculation of basic and diluted EPS for the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2006	2005	2006	2005

Basic earnings per share
Income from continuing operations (after-tax)	$3,232	$2,469	$9,743	$5,612
Discontinued operations (after-tax)	65	58	175	173

Net income	3,297	2,527	9,918	5,785
Less: preferred stock dividends	—	3	4	11

Net income applicable to common stock	$3,297	$2,524	$9,914	$5,774
Weighted-average basic shares outstanding	3,468.6	3,485.0	3,471.7	3,498.4

Income from continuing operations per share	$0.93	$0.71	$2.81	$1.60
Discontinued operations per share	0.02	0.01	0.05	0.05

Net income per share	$0.95	$0.72	$2.86	$1.65

Diluted earnings per share
Net income applicable to common stock	$3,297	$2,524	$9,914	$5,774
Weighted-average basic shares outstanding	3,468.6	3,485.0	3,471.7	3,498.4
Add: Broad-based options	8.0	3.3	6.6	3.5
Restricted stock, restricted stock units and key employee options	97.4	59.4	94.0	53.2

Weighted-average diluted shares outstanding	3,574.0	3,547.7	3,572.3	3,555.1

Income from continuing operations per share	$0.90	$0.70	$2.73	$1.58
Discontinued operations per share	0.02	0.01	0.05	0.04

Net income per share(a)	$0.92	$0.71	$2.78	$1.62

(a)
Options issued under employee benefit plans to purchase 143 million and 383 million shares of common stock were outstanding for the three months ended September 30, 2006 and 2005, respectively, but were not included in the computation of diluted EPS because the options were antidilutive. For the nine months ended September 30, 2006 and 2005, options issued under employee benefit plans to purchase common stock excluded from the computation were 151 million and 361 million shares, respectively.

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the after-tax change in unrealized gains and losses on AFS securities, cash flow hedging activities and foreign currency translation adjustments (including the impact of related derivatives).

	Unrealized			Cash		Accumulated other
(in millions)	gains (losses)	Translation		flow		comprehensive
Nine months ended September 30, 2006	on AFS securities(a)	adjustments		hedges		income (loss)

Balance at January 1, 2006	$(224)	$(8)		$(394)		$(626)
Net change	166 (b)	(2	)(c)	(64	)(d)	100

Balance at September 30, 2006	$(58)	$(10)		$(458)		$(526)

	Unrealized			Cash		Accumulated other
(in millions)	gains (losses)		Translation	flow		comprehensive
Nine months ended September 30, 2005	on AFS securities(a)		adjustments	hedges		income (loss)

Balance at January 1, 2005	$(61)		$(8)	$(139)		$(208)
Net change	(192	)(b)	— (c)	(202	)(d)	(394)

Balance at September 30, 2005	$(253)		$(8)	$(341)		$(602)

(a)	Represents the after-tax difference between the fair value and amortized cost of the AFS securities portfolio and retained interests in securitizations recorded in Other assets.

(b)
The net change, for the nine months ended September 30, 2006, was due primarily to sales of investment securities, partially offset by higher interest rates. The net change, for the nine months ended September 30, 2005, was due primarily to higher interest rates, partially offset by sales of investment securities.

(c)
At September 30, 2006 and 2005, included $190 million and $(259) million, respectively, of after-tax gains (losses) on foreign currency translation from operations for which the functional currency is other than the U.S. dollar offset by $(192) million and $259 million, respectively, of after-tax gains (losses) on hedges.

(d)
The net change, for the nine months ended September 30, 2006, included $26 million of after-tax losses recognized in income and $90 million of after-tax losses representing the net change in derivative fair value that was reported in comprehensive income. The net change for the nine months ended September 30, 2005, included $24 million of after-tax losses recognized in income and $226 million of after-tax losses representing the net change in derivative fair values that were reported in comprehensive income.

NOTE 18 – COMMITMENTS AND CONTINGENCIES
Litigation reserve
The Firm maintains litigation reserves for certain of its outstanding litigation, including material legal proceedings. While the outcome of litigation is inherently uncertain, management believes, in light of all information known to it at September 30, 2006, the Firm’s litigation reserves were adequate at such date. Management reviews litigation reserves periodically, and the reserves may be increased or decreased in the future to reflect further litigation developments. The Firm believes it has meritorious defenses to claims asserted against it in its currently outstanding litigation and, with respect to such litigation, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interest of stockholders.
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2006	2005	2006	2005

Fair value hedge ineffective net gains/(losses)(a)	$91	$(101)	$32	$(142)
Cash flow hedge ineffective net gains/(losses)(a)	—	—	4	—
Cash flow hedging gains/(losses) on forecasted transactions that failed to occur	—	—	—	—

(a)	Includes ineffectiveness and the components of hedging instruments that have been excluded from the assessment of hedge effectiveness.
Over the next 12 months, it is expected that $21 million (after-tax) of net losses recorded in Accumulated other comprehensive income (loss) at September 30, 2006, will be recognized in earnings. The maximum length of time over which forecasted transactions are hedged is 10 years, and such transactions primarily relate to core lending and borrowing activities.
NOTE 20 – OFF–BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS AND GUARANTEES
For a discussion of off–balance sheet lending-related financial instruments and guarantees, and the Firm’s related accounting policies, see Note 27 on pages 124–125 of JPMorgan Chase’s 2005 Annual Report. To provide for the risk of loss inherent in wholesale-related contracts, an allowance for credit losses on lending-related commitments is maintained. See Note 12 on page 83 of this Form 10-Q for a further discussion regarding the allowance for credit losses on lending-related commitments.
The following table summarizes the contractual amounts of off–balance sheet lending-related financial instruments and guarantees and the related allowance for credit losses on lending-related commitments at September 30, 2006, and December 31, 2005:
Off–balance sheet lending-related financial instruments and guarantees

			Allowance for
	Contractual amount		lending-related commitments
	September 30,	December 31,	September 30,	December 31,
(in millions)	2006	2005	2006	2005

Lending-related
Consumer(a)	$724,885	$655,596	$15	$15
Wholesale:
Other unfunded commitments to extend credit (b)(c)(d)	213,065	208,469	262	208
Asset purchase agreements(e)	66,288	31,095	4	3
Standby letters of credit and guarantees(c)(f)(g)	89,417	77,199	186	173
Other letters of credit(c)	5,647	4,346	1	1

Total wholesale	374,417	321,109	453	385

Total lending-related	$1,099,302	$976,705	$468	$400

Other guarantees
Securities lending guarantees(h)	$317,575	$244,316	NA	NA
Derivatives qualifying as guarantees(i)	68,250	61,759	NA	NA

(a)
Includes Credit card lending-related commitments of $638 billion at September 30, 2006, and $579 billion at December 31, 2005, which represent the total available credit to the Firm’s cardholders. The Firm has not experienced, and does not anticipate, that all of its cardholders will utilize their entire available lines of credit at the same time. The Firm can reduce or cancel a credit card commitment by providing the cardholder prior notice or, in some cases, without notice as permitted by law.

(b)
Includes unused advised lines of credit totaling $35.4 billion at September 30, 2006, and $28.3 billion at December 31, 2005, which are not legally binding. In regulatory filings with the FRB, unused advised lines are not reportable.

(c)	Represents contractual amount net of risk participations totaling $37.8 billion at September 30, 2006, and $29.3 billion at December 31, 2005.

(d)	Excludes unfunded commitments to private third-party equity funds of $654 million and $242 million at September 30, 2006, and December 31, 2005, respectively.

(e)
Represents asset purchase agreements with the Firm’s administered multi-seller asset-backed commercial paper conduits, which excludes $0.1 billion and $32.4 billion at September 30, 2006, and December 31, 2005, respectively, related to conduits that were consolidated in accordance with FIN 46R, as the underlying assets of the conduits are reported in the Firm’s Consolidated balance sheets. It also includes $1.2 billion and $1.3 billion of asset purchase agreements to other third-party entities at September 30, 2006, and December 31, 2005, respectively. Certain of the Firm’s administered multi-seller conduits were deconsolidated as of June 2006; the assets deconsolidated were approximately $33 billion.

(f)	JPMorgan Chase held collateral relating to $12.3 billion and $9.0 billion of these arrangements at September 30, 2006, and December 31, 2005, respectively.

(g)	Includes unused commitments to issue standby letters of credit of $46.4 billion and $37.5 billion at September 30, 2006, and December 31, 2005, respectively.

(h)	Collateral held by the Firm in support of securities lending indemnification agreements was $316 billion at September 30, 2006, and $245 billion at December 31, 2005, respectively.

(i)	Represents notional amounts of derivatives qualifying as guarantees. For a further discussion of guarantees, see Note 27 on pages 124–125 of JPMorgan Chase’s 2005 Annual Report.
For a discussion of the off–balance sheet lending-related arrangements the Firm considers to be guarantees under FIN 45, and the related accounting policies, see Note 27 on pages 124–125 of JPMorgan Chase’s 2005 Annual Report. The amount of the liability related to FIN 45 guarantees recorded at September 30, 2006, and December 31, 2005, excluding commitments and derivative contracts discussed above, was $298 million and $313 million, respectively.
In addition to the contracts described above, there are certain derivative contracts to which the Firm is a counterparty that meet the characteristics of a guarantee under FIN 45. For a discussion of the derivatives the Firm considers to be guarantees, and the related accounting policies, see Note 27 on pages 124–125 of JPMorgan Chase’s 2005 Annual Report. The total notional value of the derivatives that the Firm deems to be guarantees was $68 billion and $62 billion at September 30, 2006, and December 31, 2005, respectively. The fair value related to these contracts was a derivative receivable of $217 million and $198 million, and a derivative payable of $1.2 billion and $767 million at September 30, 2006, and December 31, 2005, respectively.
NOTE 21 – BUSINESS SEGMENTS
JPMorgan Chase is organized into six major reportable business segments (the Investment Bank, Retail Financial Services (“RFS”), Card Services (“CS”), Commercial Banking (“CB”), Treasury & Securities Services and Asset & Wealth Management (“AWM”)), as well as a Corporate segment. The segments are based upon the products and services provided or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a definition of managed basis, see the footnotes to the table below. For a further discussion concerning JPMorgan Chase’s business segments, see Business segment results on page 15 of this Form 10-Q, and pages 34–35 and Note 31 on pages 130–131 of JPMorgan Chase’s 2005 Annual Report.
Business segment financial disclosures
Effective January 1, 2006, JPMorgan Chase modified certain of its financial disclosures to reflect more closely the manner in which the Firm’s business segments are managed and to provide improved comparability with competitors. These financial disclosure revisions are reflected in this Form 10-Q, and the financial information for prior periods has been revised to reflect the disclosure changes as if they had been in effect throughout 2005. A summary of the changes are described below.
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
Certain expenses that are managed by the business segments, but that had been recorded previously in Corporate and allocated to the businesses, are now recorded as direct expenses within the businesses.

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
Discontinued operations
As a result of the transaction with The Bank of New York, selected corporate trust businesses have been transferred from TSS to the Corporate segment and reported in discontinued operations for all periods reported.
Segment results
The following table provides a summary of the Firm’s segment results for the three and nine months ended September 30, 2006 and 2005, on a managed basis. The impact of credit card securitization adjustments have been included in Reconciling items so that the total Firm results are on a reported basis. Finally, Total net revenue (Noninterest revenue and Net interest income) for each of the segments is presented on a tax-equivalent basis. Accordingly, revenue from tax-exempt securities and investments that receive tax credits are presented in the managed results on a basis comparable to taxable securities and investments. This approach allows management to assess the comparability of revenues arising from both taxable and tax-exempt sources. The corresponding income tax impact related to these items is recorded within income tax expense (benefit). The following table summarizes the business segment results and reconciliation to reported U.S. GAAP results.
Segment results and reconciliation(a)

(in millions, except ratios)	Investment	Retail Financial	Card	Commercial
Three months ended September 30, 2006	Bank	Services(d)	Services(e)	Banking

Net interest income	$51	$2,457	$2,884	$677
Noninterest revenue	4,622	1,098	762	256

Total net revenue	4,673	3,555	3,646	933

Provision for credit losses	7	114	1,270	54
Credit reimbursement (to)/from TSS(b)	30	—	—	—
Merger costs(c)	—	—	—	—
Other noninterest expense	3,101	2,139	1,253	500

Income (loss) from continuing operations before income tax expense	1,595	1,302	1,123	379
Income tax expense (benefit)	619	556	412	148

Income (loss) from continuing operations (after-tax)	976	746	711	231
Income from discontinued operations (after-tax)	—	—	—	—

Net income (loss)	$976	$746	$711	$231

Average equity	$21,000	$14,300	$14,100	$5,500
Average assets	626,245	225,307	148,272	57,378
Return on average equity	18%	21%	20%	17%
Overhead ratio	66	60	34	54

(in millions, except ratios)	Treasury &	Asset & Wealth		Reconciling
Three months ended September 30, 2006	Securities Services	Management	Corporate	Items(e)(f)	Total

Net interest income	$519	$231	$(55)	$(1,385)	$5,379
Noninterest revenue	980	1,405	342	556	10,021

Total net revenue	1,499	1,636	287	(829)	15,400

Provision for credit losses	1	(28)	1	(607)	812
Credit reimbursement (to)/from TSS(b)	(30)	—	—	—	—
Merger costs(c)	—	—	48	—	48
Other noninterest expense	1,064	1,115	431	—	9,603

Income (loss) from continuing operations before income tax expense	404	549	(193)	(222)	4,937
Income tax expense (benefit)	148	203	(159)	(222)	1,705

Income (loss) from continuing operations (after-tax)	256	346	(34)	—	3,232
Income from discontinued operations (after-tax)	—	—	65	—	65

Net income (loss)	$256	$346	$31	$—	$3,297

Average equity	$2,200	$3,500	$51,206	$—	$111,806
Average assets	30,558	43,524	240,826	(62,971)	1,309,139
Return on average equity	46%	39%	NM	NM	12%
Overhead ratio	71	68	NM	NM	63

(in millions, except ratios)	Investment	Retail Financial	Card	Commercial
Three months ended September 30, 2005	Bank	Services(d)	Services(e)	Banking

Net interest income	$259	$2,512	$2,970	$623
Noninterest revenue	4,212	1,078	1,010	254

Total net revenue	4,471	3,590	3,980	877

Provision for credit losses	(46)	378	1,833	(46)
Credit reimbursement (to)/from TSS(b)	38	—	—	—
Merger costs(c)	—	—	—	—
Other noninterest expense	2,877	2,156	1,286	458

Income (loss) from continuing operations before income tax expense	1,678	1,056	861	465
Income tax expense (benefit)	610	400	320	181

Income (loss) from continuing operations (after-tax)	1,068	656	541	284
Income from discontinued operations (after-tax)	—	—	—	—

Net income (loss)	$1,068	$656	$541	$284

Average equity	$20,000	$13,475	$11,800	$3,400
Average assets	617,717	227,875	144,225	51,988
Return on average equity	21%	19%	18%	33%
Overhead ratio	64	60	32	52

(in millions, except ratios)	Treasury &	Asset & Wealth		Reconciling
Three months ended September 30, 2005	Securities Services	Management	Corporate	Items(e)(f)	Total

Net interest income	$469	$267	$(650)	$(1,667)	$4,783
Noninterest revenue	911	1,182	257	578	9,482

Total net revenue	1,380	1,449	(393)	(1,089)	14,265

Provision for credit losses	(1)	(19)	13	(867)	1,245
Credit reimbursement (to)/from TSS(b)	(38)	—	—	—	—
Merger costs(c)	—	—	221	—	221
Other noninterest expense	999	976	386	—	9,138

Income (loss) from continuing operations before income tax expense	344	492	(1,013)	(222)	3,661
Income tax expense (benefit)	122	177	(396)	(222)	1,192

Income (loss) from continuing operations (after-tax)	222	315	(617)	—	2,469
Income from discontinued operations (after-tax)	—	—	58	—	58

Net income	$222	$315	$(559)	$—	$2,527

Average equity	$1,525	$2,400	$52,881	$—	$105,481
Average assets	27,679	42,427	151,155	(67,021)	1,196,045
Return on average equity	58%	52%	NM	NM	9%
Overhead ratio	72	67	NM	NM	66

(in millions, except ratios)	Investment	Retail Financial	Card	Commercial
Nine months ended September 30, 2006	Bank	Services(d)	Services(e)	Banking

Net interest income	$325	$7,585	$8,859	$2,019
Noninterest revenue	13,231	3,512	2,136	763

Total net revenue	13,556	11,097	10,995	2,782

Provision for credit losses	128	299	3,317	49
Credit reimbursement (to)/from TSS(b)	90	—	—	—
Merger costs(c)	—	—	—	—
Other noninterest expense	9,238	6,636	3,745	1,494

Income (loss) from continuing operations before income tax expense	4,280	4,162	3,933	1,239
Income tax expense (benefit)	1,615	1,667	1,446	485

Income (loss) from continuing operations (after-tax)	2,665	2,495	2,487	754
Income from discontinued operations (after-tax)	—	—	—	—

Net income	$2,665	$2,495	$2,487	$754

Average equity	$20,670	$14,167	$14,100	$5,500
Average assets	648,101	230,307	146,192	56,246
Return on average equity	17%	24%	24%	18%
Overhead ratio	68	60	34	54

(in millions, except ratios)	Treasury &	Asset & Wealth		Reconciling
Nine months ended September 30, 2006	Securities Services	Management	Corporate	Items(e)(f)	Total

Net interest income	$1,569	$725	$(957)	$(4,575)	$15,550
Noninterest revenue	3,003	4,115	771	2,302	29,833

Total net revenue	4,572	4,840	(186)	(2,273)	45,383

Provision for credit losses	1	(42)	1	(1,617)	2,136
Credit reimbursement (to)/from TSS(b)	(90)	—	—	—	—
Merger costs(c)	—	—	205	—	205
Other noninterest expense	3,162	3,294	761	—	28,330

Income (loss) from continuing operations before income tax expense	1,319	1,588	(1,153)	(656)	14,712
Income tax expense (benefit)	485	586	(659)	(656)	4,969

Income (loss) from continuing operations (after-tax)	834	1,002	(494)	—	9,743
Income from discontinued operations (after-tax)	—	—	175	—	175

Net income	$834	$1,002	$(319)	$—	$9,918

Average equity	$2,314	$3,500	$49,076	$—	$109,327
Average assets	30,526	42,597	209,172	(65,797)	1,297,344
Return on average equity	48%	38%	NM	NM	12%
Overhead ratio	69	68	NM	NM	63

(in millions, except ratios)	Investment	Retail Financial	Card	Commercial
Nine months ended September 30, 2005	Bank	Services(d)	Services(e)	Banking

Net interest income	$1,450	$7,723	$8,953	$1,839
Noninterest revenue	9,968	3,513	2,692	733

Total net revenue	11,418	11,236	11,645	2,572

Provision for credit losses	(755)	566	5,110	90
Credit reimbursement (to)/from TSS(b)	114	—	—	—
Merger costs(c)	—	—	—	—
Other noninterest expense	7,585	6,444	3,982	1,381

Income (loss) from continuing operations before income tax expense	4,702	4,226	2,553	1,101
Income tax expense (benefit)	1,695	1,602	948	429

Income (loss) from continuing operations (after-tax)	3,007	2,624	1,605	672
Income from discontinued operations (after-tax)	—	—	—	—

Net income	$3,007	$2,624	$1,605	$672

Average equity	$20,000	$13,276	$11,800	$3,400
Average assets	593,557	226,200	141,180	51,735
Return on average equity	20%	26%	18%	26%
Overhead ratio	66	57	34	54

(in millions, except ratios)	Treasury &	Asset & Wealth		Reconciling
Nine months ended September 30, 2005	Securities Services	Management	Corporate	Items(e)(f)	Total

Net interest income	$1,391	$823	$(2,100)	$(5,202)	$14,877
Noninterest revenue	2,712	3,330	578	1,863	25,389

Total net revenue	4,103	4,153	(1,522)	(3,339)	40,266

Provision for credit losses	(2)	(46)	10	(2,714)	2,259
Credit reimbursement (to)/from TSS(b)	(114)	—	—	—	—
Merger costs(c)	—	—	645	—	645
Other noninterest expense	3,053	2,827	4,079	—	29,351

Income (loss) from continuing operations before income tax expense	938	1,372	(6,256)	(625)	8,011
Income tax expense (benefit)	329	498	(2,477)	(625)	2,399

Income (loss) from continuing operations (after-tax)	609	874	(3,779)	—	5,612
Income from discontinued operations (after-tax)	—	—	173	—	173

Net income	$609	$874	$(3,606)	$—	$5,785

Average equity	$1,525	$2,400	$52,965	$—	$105,366
Average assets	27,846	41,391	163,428	(66,917)	1,178,420
Return on average equity	53%	49%	NM	NM	7%
Overhead ratio	74	68	NM	NM	74

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

(b)	TSS reimburses the IB for credit portfolio exposures the IB manages on behalf of clients the segments share.

(c)	All Merger costs are reported in the Corporate business segment. Merger costs attributed to the business segments for 2006 and 2005 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2006	2005	2006	2005

Investment Bank	$—	$4	$1	$18
Retail Financial Services	7	24	17	101
Card Services	5	100	21	185
Commercial Banking	—	3	1	2
Treasury & Securities Services	30	24	85	67
Asset & Wealth Management	4	9	18	47
Corporate	2	57	62	225

Total Merger costs	$48	$221	$205	$645

(d)	Effective January 1, 2006, RFS was reorganized into three businesses: Regional Banking, Mortgage Banking and Auto Finance. For a further discussion see page 15 of this Form 10-Q.

(e)
Managed results for CS exclude the impact of credit card securitizations on Total net revenue, Provision for credit losses and Average assets, as JPMorgan Chase treats the sold receivables as if they were still on the balance sheet in evaluating the overall performance of the net charge-offs and receivables. These adjustments are eliminated in Reconciling items to arrive at the Firm’s reported U.S. GAAP results. The related securitization adjustments were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2006	2005	2006	2005

Net interest income	$1,328	$1,600	$4,400	$4,990
Noninterest revenue	(721)	(733)	(2,783)	(2,276)
Provision for credit losses	607	867	1,617	2,714
Average assets	62,971	67,021	65,797	66,917

(f)
Segment managed results reflect revenues on a tax-equivalent basis with the corresponding income tax impact recorded within income tax expense. These adjustments are eliminated in Reconciling items to arrive at the Firm’s reported U.S. GAAP results. Tax-equivalent adjustments were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2006	2005	2006	2005

Net interest income	$57	$67	$175	$212
Noninterest revenue	165	155	481	413
Income tax expense	222	222	656	625

JPMORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEETS, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

	Three months ended September 30, 2006			Three months ended September 30, 2005
	Average		Rate	Average		Rate
	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)

ASSETS
Deposits with Banks	$31,291	$352	4.46%	$11,388	$128	4.48%
Federal Funds Sold and Securities Purchased under Resale Agreements	125,618	1,116	3.52	129,290	809	2.48
Securities Borrowed	82,216	887	4.28	66,817	443	2.63
Trading Assets – Debt Instruments	213,164	2,834	5.28	188,684	2,286	4.81
Securities: Available-for-Sale	77,962	1,119	5.70 (c)	65,096	746	4.55 (c)
Held-to-Maturity	67	2	6.50	89	3	12.36
Interests in Purchased Receivables	—	—	—	27,905	247	3.52
Loans	461,673	8,683	7.46	415,574	6,695	6.39

Total Interest-Earning Assets	991,991	14,993	6.00	904,843	11,357	4.98
Allowance for Loan Losses	(7,076)			(7,003)
Cash and Due from Banks	29,554			31,841
Trading assets – Equity instruments	75,366			53,025
Trading assets – Derivative receivables	55,419			54,522
Other assets	140,221			140,092
Assets of discontinued operations held-for-sale(a)	23,664			18,725

Total Assets	$1,309,139			$1,196,045

LIABILITIES
Interest-Bearing Deposits	$451,509	$4,471	3.93%	$385,540	$2,644	2.72%
Federal Funds Purchased and Securities Sold under Repurchase Agreements	192,674	2,030	4.18	160,453	1,137	2.81
Commercial Paper	19,207	231	4.78	15,188	120	3.13
Other Borrowings(b)	101,366	1,312	5.13	97,620	1,212	4.93
Beneficial Interests Issued by Consolidated VIEs	13,630	143	4.16	44,381	363	3.25
Long-term Debt	133,279	1,370	4.08	111,921	1,031	3.65

Total Interest-Bearing Liabilities	911,665	9,557	4.16	815,103	6,507	3.17
Noninterest-Bearing Deposits	122,944			125,274
Trading liabilities – Derivative Payables	54,928			51,128
All Other Liabilities, including the Allowance for Lending-related Commitments	84,971			81,490
Liabilities of discontinued operations held-for-sale(a)	22,825			17,430

Total Liabilities	1,197,333			1,090,425

STOCKHOLDERS’ EQUITY
Preferred Stock	—			139
Common Stockholders’ Equity	111,806			105,481

Total Stockholders’ Equity	111,806			105,620

Total Liabilities and Stockholders’ Equity	$1,309,139			$1,196,045

INTEREST RATE SPREAD			1.84%			1.81%
NET INTEREST INCOME AND MARGIN ON INTEREST-EARNING ASSETS		$5,436	2.17%		$4,850	2.13%

(a)
As a result of the transaction with the The Bank of New York, for purposes of the consolidated average balance sheet for assets and liabilities transferred to discontinued operations, JPMorgan Chase used Federal funds sold interest income as a reasonable estimate of the earnings on corporate trust deposits; therefore, JPMorgan Chase transferred to Assets of discontinued operations held-for-sale average Federal funds sold, along with the related interest income earned, and transferred to Liabilities of discontinued operations held-for-sale average corporate trust deposits.

(b)	Includes securities sold but not yet purchased.

(c)	For the three months ended September 30, 2006 and 2005, the annualized rate for available-for-sale securities based upon amortized cost was 5.65% and 4.54%, respectively.

JPMORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEETS, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

	Nine months ended September 30, 2006			Nine months ended September 30, 2005
	Average		Rate	Average		Rate
	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)

ASSETS
Deposits with Banks	$30,424	$1,006	4.42%	$15,075	$472	4.19%
Federal Funds Sold and Securities Purchased under Resale Agreements	127,863	3,158	3.30	119,216	2,133	2.39
Securities Borrowed	84,385	2,457	3.89	59,877	1,071	2.39
Trading Assets – Debt Instruments	201,232	8,123	5.40	189,838	6,995	4.93
Securities: Available-for-Sale	73,690	3,036	5.51 (c)	75,237	2,513	4.47 (c)
Held-to-Maturity	72	4	6.53	97	8	10.42
Interests in Purchased Receivables	18,640	652	4.68	28,416	649	3.06
Loans	444,558	24,153	7.26	406,131	18,990	6.25

Total Interest-Earning Assets	980,864	42,589	5.81	893,887	32,831	4.91
Allowance for Loan Losses	(7,140)			(7,050)
Cash and Due from Banks	31,391			30,298
Trading assets – Equity instruments	72,075			46,926
Trading assets – Derivative receivables	55,942			59,315
Other assets	142,156			136,814
Assets of discontinued operations held-for-sale(a)	22,056			18,230

Total Assets	$1,297,344			$1,178,420

LIABILITIES
Interest-Bearing Deposits	$440,514	$12,140	3.68%	$381,386	$6,873	2.41%
Federal Funds Purchased and Securities Sold under Repurchase Agreements	178,936	5,164	3.86	156,688	3,122	2.66
Commercial Paper	17,348	569	4.39	13,459	258	2.56
Other Borrowings(b)	104,049	3,950	5.08	91,239	3,565	5.22
Beneficial Interests Issued by Consolidated VIEs	32,993	1,077	4.37	44,469	954	2.87
Long-term Debt	126,011	3,964	4.21	110,608	2,970	3.59

Total Interest-Bearing Liabilities	899,851	26,864	3.99	797,849	17,742	2.97
Noninterest-Bearing Deposits	124,517			123,955
Trading liabilities – Derivative Payables	57,052			56,747
All Other Liabilities, including the Allowance for Lending-related Commitments	85,445			77,268
Liabilities of discontinued operations held-for-sale(a)	21,107			17,005

Total Liabilities	1,187,972			1,072,824

STOCKHOLDERS’ EQUITY
Preferred Stock	45			230
Common Stockholders’ Equity	109,327			105,366

Total Stockholders’ Equity	109,372			105,596

Total Liabilities and Stockholders’ Equity	$1,297,344			$1,178,420

INTEREST RATE SPREAD			1.82%			1.94%
NET INTEREST INCOME AND MARGIN ON INTEREST-EARNING ASSETS		$15,725	2.14%		$15,089	2.26%

(a)
As a result of the transaction with the The Bank of New York, for purposes of the consolidated average balance sheet for assets and liabilities transferred to discontinued operations, JPMorgan Chase used Federal funds sold interest income as a reasonable estimate of the earnings on corporate trust deposits; therefore, JPMorgan Chase transferred to Assets of discontinued operations held-for-sale average Federal funds sold, along with the related interest income earned, and transferred to Liabilities of discontinued operations held-for-sale average corporate trust deposits.

(b)	Includes securities sold but not yet purchased.

(c)	For the nine months ended September 30, 2006 and 2005, the annualized rate for available-for-sale securities based upon amortized cost was 5.45% and 4.45%, respectively.

GLOSSARY OF TERMS

GLOSSARY OF TERMS

ACH: Automated Clearing House.
APB: Accounting Principles Board Opinion.
APB 25: “Accounting for Stock Issued to Employees.”
Average managed assets: Refers to total assets on the Firm’s balance sheet plus credit card receivables that have been securitized.
Beneficial interest issued by consolidated VIEs: Represents the interest of third-party holders of debt/equity securities, or other obligations, issued by VIEs JPMorgan Chase consolidates under FIN 46R. The underlying obligations of the VIEs consist of short-term borrowings, commercial paper and long-term debt. The related assets consist of trading assets, available-for-sale securities, loans and other assets.
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
Litigation reserve charges and recoveries: Includes insurance recoveries relating to certain material litigation of $17 million, $260 million, $98 million and $208 million in the third quarter of 2006, second quarter of 2006, first quarter of 2006 and fourth quarter of 2005, respectively. In the second and first quarters of 2005, $1,872 million and $900 million, respectively, were recorded related to the settlement of the Enron and WorldCom class action litigations and certain other material legal proceedings.
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
Principal Transactions: Represents Trading revenue (which includes physical commodities carried at the lower of cost or fair value), primarily in the IB, plus Private equity gains (losses), primarily in the Private Equity business of Corporate.
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
SFAS: Statement of Financial Accounting Standards.
SFAS 102: “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”
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
SFAS 142: “Goodwill and Other Intangible Assets.”
SFAS 149: “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.”
SFAS 155: “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.”
SFAS 156: “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.”
SFAS 157: “Fair Value Measurements.”
SFAS 158: “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).”
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
Correspondent (including negotiated transactions) – Correspondents are banks, thrifts, other mortgage banks and other financial institutions that sell closed loans to the Firm. Correspondent negotiated transactions exclude purchased bulk servicing transactions and occur when mid- to large-sized mortgage lenders, banks and bank-owned mortgage companies sell servicing to the Firm on an as-originated basis. These transactions supplement traditional production channels and provide growth opportunities in the servicing portfolio in stable and rising-rate periods.
Card Services
Description of selected business metrics within CS:
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
Description of selected business metrics within CB:
Liability balances include deposits and deposits that are swept to on–balance sheet liabilities (e.g., commercial paper, Fed funds purchased, and repurchase agreements).
IB revenues, gross – Represents the revenue related to investment banking products sold to CB clients.
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
Description of selected business metrics within TSS:
Liability balances include deposits and deposits that are swept to on–balance sheet liabilities (e.g., commercial paper, Fed funds purchased, and repurchase agreements).
Asset & Wealth Management
Assets under management: Represent assets actively managed by AWM on behalf of institutional, private banking, private client services and retail clients. Excludes assets managed by American Century Companies, Inc., in which the Firm has a 43% ownership interest.
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
All forward-looking statements, by their nature, are subject to risks and uncertainties. JPMorgan Chase’s actual future results may differ materially from those set forth in its forward-looking statements. Factors that could cause this difference–many of which are beyond the Firm’s control–include the following: local, regional and international business, political or economic conditions; changes in trade, monetary and fiscal policies and laws; technological changes instituted by the Firm and by other entities which may affect the Firm’s business; mergers and acquisitions, including the Firm’s ability to integrate acquisitions; ability of the Firm to develop new products and services; acceptance of new products and services and the ability of the Firm to increase market share; ability of the Firm to control expenses; competitive pressures; changes in laws and regulatory requirements; changes in applicable accounting policies; costs, outcomes and effects of litigation and regulatory investigations; changes in the credit quality of the Firm’s customers; and adequacy of the Firm’s risk management framework.
Additional factors that may cause future results to differ materially from forward-looking statements are discussed in Part I, Item 1A: Risk Factors in the Firm’s 2005 Annual Report, to which reference is hereby made. There is no assurance that any list of risks and uncertainties or risk factors is complete.
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

Item 3 Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see the Market Risk Management section of the MD&A on pages 64–66 of this Form 10-Q.
Item 4 Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Firm’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a–15(e) under the Securities Exchange Act of 1934). See Exhibits 31.1 and 31.2 for the Certification statements issued by the Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
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
The restatements resulted solely from the misclassification of cash flows related to certain residential mortgages and other loans that had been originated or purchased with the intent to sell. The cash flows from these loans had been classified as investing activities. However, in accordance with SFAS 102, cash flows from these loans should have been, and in the future will be, classified as operating activities, rather than investing activities. Accordingly, the restatements solely affected the classification of these activities and the subtotals of cash flows from operating and investing activities presented in the affected Consolidated statements of cash flows, but they had no impact on the net increase (decrease) in total Cash and due from banks set forth in the Consolidated statements of cash flows for any of the previously reported periods.
There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a–15(f) under the Securities Exchange Act of 1934) that occurred during the third quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
Part II Other Information
Item 1 Legal proceedings
The following information supplements and amends the disclosure set forth under Part I, Item 3 “Legal proceedings” in the Firm’s 2005 Annual Report; Part II, Item 1 “Legal proceedings” in the Firm’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2006; and Part II, Item 1 “Legal Proceedings” in the Firm’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2006.
Enron litigation. On September 29, 2006, in the putative class action on behalf of JPMorgan Chase employees who participated in the Firm’s 401(k) plan alleging claims under the Employee Retirement Income Security Act, the Untied States District Court for the Southern District of New York granted summary judgment to defendants with respect to certain claims and ordered plaintiffs to show cause why the remaining claims should not be dismissed as well. On September 20, 2006, the plaintiff filed an amended complaint in the shareholder derivative action originally filed in March 2006 in the United States District Court for the Southern District of New York. The defendants filed a motion to dismiss this amended complaint on October 11, 2006.
National Century Financial Enterprises litigation. The June 28, 2006, settlement with the NYC Pension Funds Noteholders has been completed. On October 2, 2006, the MDL court issued rulings on some of the motions to dismiss filed on behalf of the Firm and its affiliates, granting the motions in part and denying the motions in part.
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

Item 1A Risk Factors
For a discussion of the risk factors affecting the Firm, see Part 1, Item 1A, Risk Factors, on pages 4–6 and Forward-Looking Statements on page 135 of JPMorgan Chase’s 2005 Form 10-K.
Additionally, certain additional risks and uncertainties should be considered in connection with the Firm’s October 1, 2006 acquisition of The Bank of New York’s consumer, small business and middle market banking business in exchange for selected portions of the Firm’s corporate trust business plus a cash payment of $150 million. These additional risks and uncertainties include: changes in the financial performance of the businesses the Firm has purchased; adjustment payments or other post-closing requirements; difficulties or delays in converting the businesses between the parties’ information systems, or any inability to integrate the businesses being purchased as fully, or in as timely or cost-efficient a manner, as expected; and costs associated with the transaction, or employee or customer attrition being greater than expected.
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
During the third quarter of 2006, there were no shares of common stock of JPMorgan Chase & Co. issued in transactions exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof.
On March 21, 2006, the Board of Directors approved a stock repurchase program which authorizes the repurchase of up to $8 billion of the Firm’s common shares. The new stock repurchase program replaces the Firm’s previous repurchase authorization. The amount authorized includes shares to be repurchased to offset issuances under the Firm’s employee stock-based plans. The actual amount of shares repurchased is subject to various factors, including: market conditions; legal considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account goodwill and intangibles); internal capital generation; and alternative potential investment opportunities. The repurchase program does not include specific price targets or timetables; may be executed through open market purchases or privately negotiated transactions or utilizing Rule 10b5-1 programs; and may be suspended at any time.
For the three and nine months ended September 30, 2006, under the respective stock repurchase programs then in effect, the Firm repurchased a total of 20.0 million shares and 69.5 million shares for $900 million and $2.9 billion at an average price per share of $44.88 and $42.22, respectively. Of the $2.9 billion of shares repurchased in the first nine months of 2006, $1.1 billion was repurchased during the first quarter under the original $6 billion stock repurchase program, and $1.8 billion was repurchased in the first nine months of 2006 under the new $8 billion stock repurchase program. For the three and nine months ended September 30, 2005, under the original $6 billion stock repurchase program then in effect, the Firm repurchased 14.4 million shares and 67.2 million shares for $500 million and $2.4 billion at an average price per share of $34.61 and $35.84, respectively. As of September 30, 2006, $6.2 billion of authorized repurchase capacity remained under the new stock repurchase program.
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

The Firm’s repurchases of equity securities during the third quarter and the first nine months of 2006 were as follows:

			Dollar value of
	Total open	Average	remaining authorized
For the nine months ended	market shares	price paid	repurchase program
September 30, 2006	repurchased	per share(a)	(in millions)

First quarter	31,828,600	$40.54	$7,857

Second quarter	17,651,000	42.24	7,112

July	4,270,000	42.24	6,932
August	8,125,629	45.07	6,566
September	7,657,100	46.15	6,212

Third quarter	20,052,729	44.88

Year-to-date	69,532,329	$42.22

(a)	Excludes commission costs.
In addition to the repurchases disclosed above, participants in the Firm’s stock-based incentive plans may have shares withheld to cover income taxes. Shares withheld to pay income taxes are repurchased pursuant to the terms of the applicable plan and not under the Firm’s share repurchase program. Shares repurchased pursuant to these plans during the third quarter and the first nine months of 2006 were as follows:

		Average
For the nine months ended	Total shares	Price paid
September 30, 2006	repurchased	per share

First quarter	7,724,733	$38.72

Second quarter	165,464	42.62

July	110,701	42.42
August	76,657	45.08
September	32,972	46.27

Third quarter	220,330	43.92

Year-to-date	8,110,527	$38.94

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

Date: November 8, 2006
	By	/s/ Joseph L. Sclafani

Joseph L. Sclafani

Executive Vice President and Controller [Principal Accounting Officer]

INDEX TO EXHIBITS
SEQUENTIALLY NUMBERED

EXHIBIT NO.	EXHIBITS	PAGE AT WHICH LOCATED

31.1	Certification	110

31.2	Certification	111

The following exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. In addition, Exhibit No. 32 shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	112