Form 10-K
period 2006-12-31
J P MORGAN CHASE & CO
filed 2007-03-01
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual report pursuant to section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended	Commission file
December 31, 2006	number 1-5805
JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware	13-2624428
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

270 Park Avenue, New York, NY	10017
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (212) 270-6000
Securities registered pursuant to Section 12(b) of the Act:
Title of each class

Common stock	JPMorgan Market Participation Notes on the S&P 500® Index due
6 1/8% subordinated notes due 2008	March 12, 2008
6.75% subordinated notes due 2008	Capped Quarterly Observation Notes Linked to S&P 500® Index due
6.50% subordinated notes due 2009	September 22, 2008
Guarantee of 7.00% Capital Securities, Series J, of J.P. Morgan	Capped Quarterly Observation Notes Linked to S&P 500® Index due
Chase Capital X	October 30, 2008
Guarantee of 5 7/8% Capital Securities, Series K, of J.P. Morgan Chase	Capped Quarterly Observation Notes Linked to S&P 500® Index due
Capital XI	January 21, 2009
Guarantee of 6.25% Capital Securities, Series L, of J.P. Morgan	JPMorgan Market Participation Notes on the S&P 500® Index due
Chase Capital XII	March 31, 2009
Guarantee of 6.20% Capital Securities, Series N, of JPMorgan	Capped Quarterly Observation Notes Linked to S&P 500® Index due
Chase Capital XIV	July 7, 2009
Guarantee of 6.35% Capital Securities, Series P, of JPMorgan	Capped Quarterly Observation Notes Linked to S&P 500® Index due
Chase Capital XVI	September 21, 2009
Guarantee of 6.625% Capital Securities, Series S, of JPMorgan	Consumer Price Indexed Securities due January 15, 2010
Chase Capital XIX	Principal Protected Notes Linked to S&P 500® Index due
Guarantee of 7.20% Preferred Securities of BANK ONE Capital VI	September 30, 2010
Indexed Linked Notes on the S&P 500® Index due November 26, 2007
The Indexed Linked Notes, JPMorgan Market Participation Notes, Capped Quarterly Observation Notes, Consumer Price
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
     The aggregate market value of JPMorgan Chase & Co. common stock held by non-affiliates of JPMorgan Chase & Co. on June 30, 2006 was approximately $144,956,714,582.
Number of shares of common stock outstanding on January 31, 2007: 3,473,349,593
Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement for the annual meeting of stockholders to be held on May 15, 2007, are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III.

Form 10-K Index

Part I		Page

Item 1	Business	1
	Overview	1
	Business segments	1
	Competition	1
	Supervision and regulation	1
	Non-U.S. operations	4
	Distribution of assets, liabilities and stockholders’ equity; interest rates and interest differentials	148–152
	Return on equity and assets	22, 143–144, 148–149
	Securities portfolio	153
	Loan portfolio	65–74, 112–113, 154–156
	Summary of loan and lending-related commitments loss experience	75–76, 113–114, 157–158
	Deposits	124, 158
	Short-term and other borrowed funds	159
Item 1A	Risk factors	4
Item 1B	Unresolved SEC Staff comments	6
Item 2	Properties	6
Item 3	Legal proceedings	7
Item 4	Submission of matters to a vote of security holders	10
	Executive officers of the registrant	10

Part II
Item 5	Market for Registrant’s common equity, related stockholder matters and issuer purchases of equity securities	11
Item 6	Selected financial data	11
Item 7	Management’s discussion and analysis of financial condition and results of operations	11
Item 7A	Quantitative and qualitative disclosures about market risk	11
Item 8	Financial statements and supplementary data	12
Item 9	Changes in and disagreements with accountants on accounting and financial disclosure	12
Item 9A	Controls and procedures	12
Item 9B	Other information	12

Part III
Item 10	Directors, executive officers and corporate governance	12
Item 11	Executive compensation	12
Item 12	Security ownership of certain beneficial owners and management and related stockholder matters	12
Item 13	Certain relationships and related transactions, and Director independence	13
Item 14	Principal accounting fees and services	13

Part IV
Item 15	Exhibits, financial statement schedules	13

Part I
Item 1: Business

Overview
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”) is a financial holding company incorporated under Delaware law in 1968. JPMorgan Chase is one of the largest banking institutions in the United States, with $1.4 trillion in assets, $116 billion in stockholders’ equity and operations worldwide.
JPMorgan Chase’s principal bank subsidiaries are JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), a national banking association with branches in 17 states, and Chase Bank USA, National Association (“Chase Bank USA, N.A.”), a national banking association that is the Firm’s credit card-issuing bank. JPMorgan Chase’s principal nonbank subsidiary is J.P. Morgan Securities Inc. (“JPMorgan Securities”), its U.S. investment banking firm. The bank and nonbank subsidiaries of JPMorgan Chase operate nationally as well as through overseas branches and subsidiaries, representative offices and subsidiary foreign banks.
On July 1, 2004, Bank One Corporation (“Bank One”) merged with and into JPMorgan Chase (the “Merger”). Bank One’s results of operations were included in the Firm’s results beginning July 1, 2004. Therefore, the results of operations for the 12 months ended December 31, 2004, reflect six months of operations of heritage JPMorgan Chase only and six months of operations of the combined Firm; results of operations for all periods prior to 2004 reflect the operations of heritage JPMorgan Chase only.
The Firm’s website is www.jpmorganchase.com. JPMorgan Chase makes available free of charge, through its website, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (the “SEC”). The Firm has adopted, and posted on its website, a Code of Ethics for its Chairman and Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and other senior financial officers.
Business segments
JPMorgan Chase’s activities are organized, for management reporting purposes, into six business segments (Investment Bank, Retail Financial Services, Card Services, Commercial Banking, Treasury & Securities Services and Asset Management) and Corporate, which includes its Private Equity and Treasury businesses, as well as corporate support functions. A description of the Firm’s business segments and the products and services they provide to their respective client bases is provided in the “Business segment results” section of Management’s discussion and analysis (“MD&A”), beginning on page 34, and in Note 33 on page 139.
Competition
JPMorgan Chase and its subsidiaries and affiliates operate in a highly competitive environment. Competitors include other banks, brokerage firms, investment banking companies, merchant banks, insurance companies, mutual fund companies, credit card companies, mortgage banking companies, hedge funds, trust companies, securities processing companies, automobile financing companies, leasing companies, e-commerce and other Internet-based companies, and a variety of other financial services and advisory companies. JPMorgan Chase’s businesses compete with these other firms with respect to the quality and range of products and services offered and the types of clients, customers, industries and geogra-
phies served. With respect to some of its geographies and products, JPMorgan Chase competes globally; with respect to others, the Firm competes on a regional basis. JPMorgan Chase’s ability to compete effectively depends upon the relative performance of its products, the degree to which the features of its products appeal to customers, and the extent to which the Firm is able to meet its clients’ objectives or needs. The Firm’s ability to compete also depends upon its ability to attract and retain its professional and other personnel, and on its reputation.
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
Supervision and regulation
Permissible business activities: The Firm is subject to regulation under state and federal law, including the Bank Holding Company Act of 1956, as amended (the “BHCA”). JPMorgan Chase elected to become a financial holding company as of March 13, 2000, pursuant to the provisions of the Gramm-Leach-Bliley Act (“GLBA”).
Under regulations implemented by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), if any depository institution controlled by a financial holding company ceases to meet certain capital or management standards, the Federal Reserve Board may impose corrective capital and/or managerial requirements on the financial holding company and place limitations on its ability to conduct the broader financial activities permissible for financial holding companies. In addition, the Federal Reserve Board may require divestiture of the holding company’s depository institutions if the deficiencies persist. The regulations also provide that if any depository institution controlled by a financial holding company fails to maintain a satisfactory rating under the Community Reinvestment Act (“CRA”), the Federal Reserve Board must prohibit the financial holding company and its subsidiaries from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. At December 31, 2006, the depository-institution subsidiaries of JPMorgan Chase met the capital, management and CRA requirements necessary to permit the Firm to conduct the broader activities permitted under GLBA. However, there can be no assurance that this will continue to be the case in the future.
Regulation by Federal Reserve Board under GLBA: Under GLBA’s system of “functional regulation,” the Federal Reserve Board acts as an “umbrella regulator,” and certain of JPMorgan Chase’s subsidiaries are regulated directly by additional authorities based upon the particular activities of those subsidiaries. JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A. are regulated by the Office of the Comptroller of the Currency (“OCC”). See “Other Supervision and Regulation” below for a further description of the regulatory supervision to which the Firm’s subsidiaries are subject.

Part I

Dividend restrictions: Federal law imposes limitations on the payment of dividends by the subsidiaries of JPMorgan Chase that are national banks. Nonbank subsidiaries of JPMorgan Chase are not subject to those limitations. The amount of dividends that may be paid by national banks, such as JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A., is limited to the lesser of the amounts calculated under a “recent earnings” test and an “undivided profits” test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years, unless the national bank obtains the approval of the OCC. Under the undivided profits test, a dividend may not be paid in excess of a bank’s “undivided profits.” See Note 25 on page 129 for the amount of dividends that the Firm’s principal bank subsidiaries could pay, at January 1, 2007 and 2006, to their respective bank holding companies without the approval of their banking regulators.
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
The federal banking regulators also have established minimum leverage ratio guidelines. The leverage ratio is defined as Tier 1 capital divided by average total assets (net of the allowance for loan losses, goodwill and certain intangible assets). The minimum leverage ratio is 3% for bank holding companies that are considered “strong” under Federal Reserve Board guidelines or which have implemented the Federal Reserve Board’s risk-based capital measure for market risk. Other bank holding companies must have a minimum leverage ratio of 4%. Bank holding companies may be expected to maintain ratios well above the minimum levels, depending upon their particular condition, risk profile and growth plans. See Regulatory capital on page 58 and Note 26 on page 129.
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
The minimum risk-based capital requirements adopted by the federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision. The Basel Committee has proposed a revision to the Accord (“Basel II”). U.S. banking regulators are in the process of incorporating the Basel II Framework into the existing risk-based capital requirements. JPMorgan Chase will be required to implement advanced measurement techniques in the U.S., commencing in 2009, by employing internal estimates of certain key risk drivers to derive capital requirements. Prior to its implementation of the new Basel II Framework, JPMorgan Chase will be required to demonstrate to its U.S. bank supervisors that its internal criteria meet the relevant supervisory standards. JPMorgan Chase expects to be in compliance within the established timelines with all relevant Basel II rules. During 2007 and 2008, the Firm will adopt Basel II rules in certain non-U.S. jurisdictions, as required.
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
FDIC Insurance Assessments: In November 2006, the FDIC issued final regulations, as required by the Federal Deposit Insurance Reform Act of 2005, by which the FDIC established a new base rate schedule for the assessment of deposit insurance premiums and set new assessment rates which became effective in January 2007. Under these regulations, each depository institution is assigned to a risk category based upon capital and supervisory measures. Depending upon the risk category to which it is assigned, the depository institution is then assessed insurance premiums based upon its deposits. Some depository institutions are entitled to apply against these premiums a credit that is designed to give effect to premium payments, if any, that the depository institution may have made in certain prior years. The new assessment schedule will not have a material adverse effect on the Firm’s earnings or financial condition.

Powers of the FDIC upon insolvency of an insured depository institution: An FDIC-insured depository institution can be held liable for any loss incurred or expected to be incurred by the FDIC in connection with another FDIC-insured institution under common control with such institution being “in default” or “in danger of default” (commonly referred to as “cross-guarantee” liability). An FDIC cross-guarantee claim against a depository institution is generally superior in right of payment to claims of the holding company and its affiliates against such depository institution.
If the FDIC is appointed the conservator or receiver of an insured depository institution upon its insolvency or in certain other events, the FDIC has the power: (1) to transfer any of the depository institution’s assets and liabilities to a new obligor without the approval of the depository institution’s creditors; (2) to enforce the terms of the depository institution’s contracts pursuant to their terms; or (3) to repudiate or disaffirm any contract or lease to which the depository institution is a party, the performance of which is determined by the FDIC to be burdensome and the disaffirmation or repudiation of which is determined by the FDIC to promote the orderly administration of the depository institution. The above provisions would be applicable to obligations and liabilities of JPMorgan Chase’s subsidiaries that are insured depository institutions, such as JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A., including, without limitation, obligations under senior or subordinated debt issued by those banks to investors (referenced below as “public noteholders”) in the public markets.
Under federal law, the claims of a receiver of an insured depository institution for administrative expenses and the claims of holders of U.S. deposit liabilities (including the FDIC, as subrogee of the depositors) have priority over the claims of other unsecured creditors of the institution, including public note-holders and depositors in non-U.S. offices, in the event of the liquidation or other resolution of the institution. As a result, whether or not the FDIC would ever seek to repudiate any obligations held by public noteholders or depositors in non-U.S. offices of any subsidiary of the Firm that is an insured depository institution, such as JPMorgan Chase Bank, N.A. or Chase Bank USA, N.A., such persons would be treated differently from, and could receive, if anything, substantially less than the depositors of the depository institution.
The Bank Secrecy Act: The Bank Secrecy Act, which was amended by the USA Patriot Act of 2001, requires all “financial institutions,” to establish certain anti-money laundering compliance and due diligence programs. The Act also requires financial institutions that maintain correspondent accounts for non-U.S. institutions, or persons that are involved in private banking for “non-United States persons” or their representatives, to establish “appropriate, specific and, where necessary, enhanced due diligence policies, procedures, and controls that are reasonably designed to detect and report instances of money laundering through those accounts.”
Other supervision and regulation: Under current Federal Reserve Board policy, JPMorgan Chase is expected to act as a source of financial strength to its bank subsidiaries and to commit resources to support its bank subsidiaries in circumstances where it might not do so absent such policy. However, because GLBA provides for functional regulation of financial holding company activities by various regulators, GLBA prohibits the Federal Reserve Board from requiring payment by a holding company or subsidiary to a depository institution if the functional regulator of the payor objects to such payment.
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
The bank subsidiaries of JPMorgan Chase are subject to certain restrictions imposed by federal law on extensions of credit to, and certain other transactions with, the Firm and certain other affiliates, and on investments in stock or securities of JPMorgan Chase and those affiliates. These restrictions prevent JPMorgan Chase and other affiliates from borrowing from a bank subsidiary unless the loans are secured in specified amounts. See Note 25 on page 129.
The Firm’s banks and certain of its nonbank subsidiaries are subject to direct supervision and regulation by various other federal and state authorities (some of which are considered “functional regulators” under GLBA). JPMorgan Chase’s national bank subsidiaries, such as JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A., are subject to supervision and regulation by the OCC and, in certain matters, by the Federal Reserve Board and the FDIC. Supervision and regulation by the responsible regulatory agency generally includes comprehensive annual reviews of all major aspects of the relevant bank’s business and condition, as well as the imposition of periodic reporting requirements and limitations on investments and other powers. The Firm also conducts securities underwriting, dealing and brokerage activities through JPMorgan Securities and other broker-dealer subsidiaries, all of which are subject to the regulations of the SEC and the NASD Regulation, Inc. (“NASD”) and other self-regulatory organizations (“SROs”). JPMorgan Securities is a member of the New York Stock Exchange (“NYSE”). The operations of JPMorgan Chase’s mutual funds also are subject to regulation by the SEC. The Firm has subsidiaries that are members of futures exchanges in the U.S. and abroad. One subsidiary is registered as a futures commission merchant, and other subsidiaries are registered as commodity pool operators and commodity trading advisors, all with the Commodity Futures Trading Commission (“CFTC”). These CFTC-registered subsidiaries are also members of the National Futures Association. The Firm’s energy business is also subject to regulation by the Federal Energy Regulatory Commission. The types of activities in which the non-U.S. branches of JPMorgan Chase Bank, N.A. and the international subsidiaries of JPMorgan Chase may engage are subject to various restrictions imposed by the Federal Reserve Board. Those non-U.S. branches and international subsidiaries also are subject to the laws and regulatory authorities of the countries in which they operate.
The activities of JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A. as consumer lenders also are subject to regulation under various U.S. federal laws, including the Truth-in-Lending, Equal Credit Opportunity, Fair Credit Reporting, Fair Debt Collection Practice and Electronic Funds Transfer acts, as well as various state laws. These statutes impose requirements on the making, enforcement and collection of consumer loans and on the types of disclosures that need to be made in connection with such loans.

Part I

In addition, under the requirements imposed by GLBA, JPMorgan Chase and its subsidiaries are required periodically to disclose to their retail customers the Firm’s policies and practices with respect to (1) the sharing of nonpublic customer information with JPMorgan Chase affiliates and others; and (2) the confidentiality and security of that information. Under GLBA, retail customers also must be given the opportunity to “opt out” of information-sharing arrangements with nonaffiliates, subject to certain exceptions set forth in GLBA.
For a discussion of certain risks relating to the Firm’s regulatory environment, see Risk factors below.
Non-U.S. operations
For geographic distributions of total revenue, total expense, income before income tax expense and net income, see Note 32 on page 138. For information regarding non-U.S. loans, see Note 12 on page 112 and the sections entitled “Emerging markets country exposure” in the MD&A on page 72, Loan portfolio on page 154 and “Cross-border outstandings” on page 155.
Item 1A: Risk factors
The following discussion sets forth some of the more important risk factors that could affect the Firm’s business and operations. Other factors that could affect the Firm’s business and operations are discussed in the “Forward looking statements” section on page 147. However, factors besides those discussed below, in the MD&A or elsewhere in this or other of the Firm’s reports filed or furnished with the SEC also could adversely affect the Firm’s business or results. The reader should not consider any descriptions of such factors to be a complete set of all potential risks that may face the Firm.
JPMorgan Chase’s results of operations could be adversely affected by U.S. and international markets and economic conditions.
The Firm’s businesses are affected by conditions in the global financial markets and economic conditions generally both in the U.S. and internationally. Factors such as the liquidity of the global financial markets; the level and volatility of equity prices, interest rates and commodities prices; investor sentiment; inflation; and the availability and cost of credit can affect significantly the activity level of clients with respect to size, number and timing of transactions involving the Firm’s investment banking business, including its underwriting and advisory businesses. These factors also may affect the realization of cash returns from the Firm’s private equity business. A market downturn would likely lead to a decline in the volume of transactions that the Firm executes for its customers and, therefore, lead to a decline in the revenues it receives from trading commissions and spreads. In addition, lower market volatility will reduce trading and arbitrage opportunities, which could lead to lower trading revenues. Higher interest rates or weakness in the markets also could adversely affect the number or size of underwritings the Firm manages on behalf of clients and affect the willingness of financial sponsors or investors to participate in loan syndications or underwritings managed by JPMorgan Chase.
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
The fees JPMorgan Chase earns for managing third-party assets are also dependent upon general economic conditions. For example, a higher level of U.S. or non-U.S. interest rates or a downturn in trading markets could affect the valuations of the third-party assets managed by the Firm, which, in turn, could affect the Firm’s revenues. Moreover, even in the absence of a market downturn, below-market or sub-par performance by JPMorgan Chase’s investment management businesses could result in outflows of assets under management and supervision and, therefore, reduce the fees the Firm receives.
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
The Firm’s consumer businesses are particularly affected by domestic economic conditions that can materially adversely affect such businesses and the Firm. Such conditions include U.S. interest rates; the rate of unemployment; the level of consumer confidence; changes in consumer spending; and the number of personal bankruptcies, among others. Certain changes to these conditions can diminish demand for businesses’ products and services, or increase the cost to provide such products and services. In addition, a deterioration in consumers’ credit quality could lead to an increase in loan delinquencies and higher net charge-offs, which could adversely affect the Firm’s earnings.
There is increasing competition in the financial services industry which may adversely affect JPMorgan Chase’s results of operations.
JPMorgan Chase operates in a highly competitive environment and expects competitive conditions to continue to intensify as continued merger activity in the financial services industry produces larger, better-capitalized and more geographically diverse companies that are capable of offering a wider array of financial products and services at more competitive prices.
The Firm also faces an increasing array of competitors. Competitors include other banks, brokerage firms, investment banking companies, merchant banks, insurance companies, mutual fund companies, credit card companies, mortgage banking companies, hedge funds, trust companies, securities processing companies, automobile financing companies, leasing companies, e-commerce and other Internet-based companies, and a variety of other financial services and advisory companies. Technological advances and the growth of e-commerce have made it possible for nondepository institutions to offer products and services that traditionally were banking products, and for financial institutions and other companies to provide electronic and Internet-based financial solutions, including electronic securities trading. JPMorgan Chase’s businesses generally compete on the basis of the quality and variety of its products and services, transaction execution, innovation, technology, reputation and price. Ongoing or increased competition in any one or all of these areas may put downward pressure on prices for the Firm’s products and services or may cause the Firm to lose market share. Increased competition also may require the Firm to make additional capital investment in its businesses in order to remain competitive. These investments may increase expenses or may require the Firm to extend more of its capital on behalf of clients in order to execute larger, more competitive transactions. There can be no assurance that the significant and increasing competition in the financial services industry will not materially adversely affect JPMorgan Chase’s future results of operations.

Part I

JPMorgan Chase’s acquisitions and integration of acquired businesses may not result in all of the benefits anticipated.
The Firm has in the past and may in the future seek to grow its business by acquiring other businesses. There can be no assurance that the Firm’s acquisitions will have the anticipated positive results, including results relating to: the total cost of integration; the time required to complete the integration; the amount of longer-term cost savings; or the overall performance of the combined entity. Integration of an acquired business can be complex and costly, sometimes including combining relevant accounting and data processing systems and management controls, as well as managing relevant relationships with employees, clients, suppliers and other business partners.
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
The Firm’s businesses are dependent on its ability to process a large number of increasingly complex transactions. If any of the Firm’s financial, accounting, or other data processing systems fail or have other significant shortcomings, the Firm could be materially adversely affected. The Firm is similarly dependent on its employees. The Firm could be materially adversely affected if a Firm employee causes a significant operational break down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates the Firm’s operations or systems. Third parties with which the Firm does business could also be sources of operational risk to the Firm, including relating to break downs or failures of such parties’ own systems or employees. Any of these occurrences could result in a diminished ability of the Firm to operate one or more of its businesses, potential liability to clients, reputational damage and regulatory intervention, which could materially adversely affect the Firm.
The Firm also may be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control, which may include, for example, computer viruses or electrical or telecommunications outages or natural disasters, such as Hurricane Katrina, or events arising from local or regional politics, including terrorist acts. Such disruptions may give rise to losses in service to customers and loss or liability to the Firm.
In a firm as large and complex as JPMorgan Chase, lapses or deficiencies in internal control over financial reporting may occur from time to time, and there is no assurance that significant deficiencies or material weaknesses in internal controls may not occur in the future.
In addition, there is the risk that the Firm’s controls and procedures as well as business continuity and data security systems prove to be inadequate. Any such failure could affect the Firm’s operations and could materially adversely affect its results of operations by requiring the Firm to expend significant resources to correct the defect, as well as by exposing the Firm to litigation or losses not covered by insurance.
JPMorgan Chase’s non-U.S. trading activities and operations are subject to risk of loss, particularly in emerging markets.
The Firm does business throughout the world, including in developing regions of the world commonly known as emerging markets. In the past, many emerging market countries have experienced severe economic and financial disruptions, including devaluations of their currencies and capital and currency exchange controls, as well as low or negative economic growth.
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
If JPMorgan Chase does not successfully handle issues that may arise in the conduct of its business and operations, its reputation could be damaged, which could in turn negatively affect its business.
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
Certain regulators to which the Firm is subject have significant power in reviewing the Firm’s operations and approving its business practices. Particularly in recent years, the Firm’s businesses have experienced increased regulation and regulatory scrutiny, often requiring additional Firm resources. In addition, as the Firm expands its international operations, its activities will become subject to an increasing range of non-U.S. laws and regulations that likely will impose new requirements and limitations on certain of the Firm’s operations. There is no assurance that any change to the current regulatory requirements to which JPMorgan Chase is subject, or the way in which such regulatory requirements are interpreted or enforced, will not have a negative effect on the Firm’s ability to conduct its business or its results of operations.
JPMorgan Chase faces significant legal risks, both from regulatory investigations and proceedings and from private actions brought against the Firm.
JPMorgan Chase is named as a defendant or is otherwise involved in various legal proceedings, including class actions and other litigation or disputes with third parties, as well as investigations or proceedings brought by regulatory agencies. These or other future actions brought against the Firm may result in judgments, settlements, fines, penalties or other results adverse to the Firm,

Part I

which could materially adversely affect the Firm’s business, financial condition or results of operation, or cause it serious reputational harm.
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
The Firm’s businesses and earnings are affected by the fiscal and other policies that are adopted by various regulatory authorities of the United States, non-U.S. governments and international agencies. For example, policies and regulations of the Federal Reserve Board influence, directly and indirectly, the rate of interest paid by commercial banks on their interest-bearing deposits and also may affect the value of financial instruments held by the Firm. The actions of the Federal Reserve Board also determine to a significant degree the Firm’s cost of funds for lending and investing. In addition, these policies and conditions can adversely affect the Firm’s customers and counterparties, both in the United States and abroad, which may increase the risk that such customers or counterparties default on their obligations to JPMorgan Chase.
JPMorgan Chase’s framework for managing its risks may not be effective in mitigating risk and loss to the Firm.
JPMorgan Chase’s risk management framework is made up of various processes and strategies to manage the Firm’s risk exposure. Types of risk to which the Firm is subject include liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and reputational risk, fiduciary risk and private equity risk, among others. There can be no assurance that the Firm’s framework to manage risk, including such framework’s underlying assumptions, will be effective under all conditions and circumstances.
As the Firm’s businesses grow and the markets in which they operate continue to evolve, the Firm’s risk management framework may not always keep sufficient pace with those changes. For example, as the derivatives markets continue to grow and the Firm’s participation in these markets expands, there is the risk that the credit and market risks associated with new products may not be appropriately identified, monitored or managed or that the documentation of these trades by the Firm or its counterparties will not keep up with the increased pace of settlements. In addition, in the case of credit derivatives that require physical settlement of transactions, many market participants, including the Firm, do not always hold the underlying securities or loans relating to such derivatives; if the Firm is not able to obtain those securities or loans within the required timeframe for delivery, this could cause the Firm to forfeit payments otherwise due to it.
If the Firm’s risk management framework proves ineffective, whether because it does not keep pace with changing Firm or market circumstances or otherwise, the Firm could suffer unexpected losses and could be materially adversely affected.
If JPMorgan Chase does not effectively manage its liquidity, its business could be negatively affected.
The Firm’s liquidity is critical to its ability to operate its businesses, grow and be profitable. A compromise to the Firm’s liquidity could therefore have a negative effect on the Firm. Potential conditions that could negatively affect the Firm’s liquidity include diminished access to capital markets, unforeseen cash or capital requirements and an inability to sell assets.
The Firm’s credit ratings are an important part of maintaining its liquidity, and a reduction in the Firm’s credit ratings would also negatively affect the Firm’s liquidity. A credit ratings downgrade, depending on its severity, could potentially increase borrowing costs, limit access to capital markets, require cash payments or collateral posting, and permit termination of certain contracts to which the Firm is a party.
Future events may be different than those anticipated by JPMorgan Chase’s management assumptions and estimates, which may cause unexpected losses in the future.
Pursuant to U.S. GAAP, the Firm is required to use certain estimates in preparing its financial statements, including accounting estimates to determine loan loss reserves, reserves related to future litigation, and the fair value of certain assets and liabilities, among other items. Should the Firm’s determined values for such items prove substantially inaccurate, the Firm may experience unexpected losses that could be material.
Item 1B: Unresolved SEC Staff comments
None.
Item 2: Properties
The headquarters of JPMorgan Chase is located in New York City at 270 Park Avenue, which is a 50-story bank and office building owned by JPMorgan Chase. This location contains approximately 1.3 million square feet of space. In total, JPMorgan Chase owns or leases approximately 10.7 million square feet of commercial office space and retail space in New York City.
Prior to the merger with Bank One on July 1, 2004, the headquarters of Bank One was located in Chicago at 10 South Dearborn, which continues to be used as an administrative and operational facility. This location is owned by the Firm and contains approximately 2.0 million square feet of space. In total, JPMorgan Chase owns or leases approximately 4.7 million square feet of commercial office and retail space in Chicago.
JPMorgan Chase and its subsidiaries also own or lease significant administrative and operational facilities in Houston and Dallas, Texas (an aggregate 5.8 million square feet); Columbus, Ohio (2.8 million square feet); Phoenix, Arizona (1.4 million square feet); Jersey City, New Jersey (1.2 million square feet); and Wilmington, Delaware (1.0 million square feet).
In the United Kingdom, JPMorgan Chase leases approximately 2.3 million square feet of office space and owns a 350,000 square-foot operations center.
In addition, JPMorgan Chase and its subsidiaries occupy offices and other administrative and operational facilities throughout the world under various types of ownership and leasehold agreements, including 3,079 retail branches in the United States. The properties occupied by JPMorgan Chase are used across all of the Firm’s business segments and for corporate purposes.
JPMorgan Chase continues to evaluate its current and projected space requirements and may determine certain of its premises and facilities are no longer necessary for its operations. There is no assurance that the Firm will be able to dispose of any such excess premises or that it will not incur charges in connection with such dispositions. Such disposition costs may be material to the Firm’s results of operations in a given period. For a discussion of occupancy expense, see the Consolidated results of operations discussion on page 30.

Item 3: Legal proceedings
Enron litigation. JPMorgan Chase and certain of its officers and directors are involved in a number of lawsuits arising out of its banking relationships with Enron Corp. and its subsidiaries (“Enron”). Several actions and other proceedings against the Firm have been resolved, including adversary proceedings brought by Enron’s bankruptcy estate. In addition, as previously reported, the Firm has reached an agreement to settle the lead class action litigation brought on behalf of the purchasers of Enron securities, captioned Newby v. Enron Corp., for $2.2 billion (pretax). On May 24, 2006, the United States District Court for the Southern District of Texas approved a settlement in the Newby action, and entered an order of final judgment and dismissal as to the JPMorgan Chase defendants. Certain plaintiffs have appealed this final judgment to the United States Court of Appeals for the Fifth Circuit, and one such appeal remains pending. The Newby settlement does not resolve Enron-related actions filed separately by plaintiffs who opted out of the class action or by certain plaintiffs who are asserting claims not covered by that action, including some of the actions described below.
Enron-related actions, other than Newby, include individual actions against the Firm by plaintiffs who were lenders or claim to be successors-in-interest to lenders who participated in Enron credit facilities syndicated by the Firm; individual and putative class actions by Enron investors, creditors and counterparties; and third-party actions brought by defendants in Enron-related cases, alleging federal and state law claims against JPMorgan Chase and many other defendants. Fact and expert discovery in these actions is complete. Plaintiffs in two of the bank lender cases have moved for partial summary judgment, and were subsequently joined in that motion by plaintiffs in the other two cases. The Firm opposed this motion, briefing has been completed, and the parties await the court’s ruling.
In addition, in March 2006, two plaintiffs filed complaints in New York Supreme Court against JPMorgan Chase alleging breach of contract, breach of implied duty of good faith and fair dealing and breach of fiduciary duty based upon the Firm’s role as Indenture Trustee in connection with two indenture agreements between JPMorgan Chase and Enron. The Firm removed both actions to the United States District Court for the Southern District of New York. The federal court dismissed one of these cases and remanded the other to New York State court where it will now proceed.
In a purported, consolidated class action lawsuit by JPMorgan Chase stockholders alleging that the Firm issued false and misleading press releases and other public documents relating to Enron in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, the United States District Court for the Southern District of New York dismissed the lawsuit in its entirety without prejudice in March 2005. Plaintiffs filled an amended complaint in May 2005. The Firm has moved to dismiss the amended complaint, and the motion has been submitted to the court for decision.
A shareholder derivative action was filed against current and former directors of JPMorgan Chase asserting that the Board wrongfully refused plaintiff’s demand that it bring suit against current and former directors and senior officers of the company to recover losses allegedly suffered by JPMorgan Chase and its affiliates as a result of various alleged activities, including but not limited to Enron. The complaint asserts derivative claims for breach of fiduciary duty, gross mismanagement, and corporate waste and asserts a violation of Section 14(a) of the Securities Exchange Act of 1934. On October 11, 2006, defendants filed a motion to dismiss the complaint, and oral argument on the motion was held on January 19, 2007. On February 14, 2007, the court granted defendants’ motion to dismiss the complaint without leave to replead.
A putative class action on behalf of JPMorgan Chase employees who participated in the Firm’s 401(k) plan alleged claims under the Employee Retirement Income Security Act (“ERISA”) for alleged breaches of fiduciary duties and negligence by JPMorgan Chase, its directors and named officers. In August 2005, the United States District Court for the Southern District of New York denied plaintiffs’ motion for class certification and ordered some of plaintiffs’ claims dismissed. In September 2005, the Firm moved for summary judgment seeking dismissal of this ERISA lawsuit in its entirety and, in September 2006, the court granted summary judgment in part, and ordered plaintiffs to show cause as to why the remaining claims should not be dismissed. On December 27, 2006, the court dismissed the case with prejudice. On December 29, 2006, plaintiffs filed a notice of appeal, which is pending.
IPO allocation litigation. Beginning in May 2001, JPMorgan Chase and certain of its securities subsidiaries were named, along with numerous other firms in the securities industry, as defendants in a large number of putative class action lawsuits filed in the United States District Court for the Southern District of New York. These suits allege improprieties in the allocation of securities in various public offerings, including some offerings for which a JPMorgan Chase entity served as an underwriter. The suits allege violations of securities and antitrust laws arising from alleged material misstatements and omissions in registration statements and prospectuses for the initial public offerings (“IPOs”) and alleged market manipulation with respect to aftermarket transactions in the offered securities. The securities lawsuits allege, among other things, misrepresentation and market manipulation of the aftermarket trading for these offerings by tying allocations of shares in IPOs to undisclosed excessive commissions paid to the underwriter defendants, including JPMorgan Securities and to required aftermarket purchase transactions by customers who received allocations of shares in the respective IPOs, as well as allegations of misleading analyst reports. The antitrust lawsuits allege an illegal conspiracy to require customers, in exchange for IPO allocations, to pay undisclosed and excessive commissions and to make aftermarket purchases of the IPO securities at a price higher than the offering price as a precondition to receiving allocations. The securities cases were all assigned to one judge for coordinated pre-trial proceedings, and the antitrust cases were all assigned to another judge. On February 13, 2003, the Court denied the motions of JPMorgan Chase and others to dismiss the securities complaints. On October 13, 2004, the Court granted in part plaintiffs’ motion to certify classes in six “focus” cases in the securities litigation. On December 5, 2006, the United States Court of Appeals for the Second Circuit reversed and vacated the Court’s class certification ruling. On January 5, 2007, plaintiffs filed a petition for rehearing en banc in the Second Circuit, which is currently pending.
On February 15, 2005, the Court in the securities cases preliminarily approved a proposed settlement of plaintiffs’ claims against 298 of the issuer defendants in these cases and a fairness hearing on the proposed settlement was held on April 24, 2006. Pursuant to the proposed issuer settlement, the insurers for the settling issuer defendants, among other things, (1) agreed to guarantee that the plaintiff classes will recover at least $1 billion from the underwriter defendants in the IPO securities and antitrust cases and to pay any shortfall, and (2) conditionally assigned to the plaintiffs any claims related to any “excess compensation” allegedly paid to the underwriters by their customers for allocations of stock in the offerings at issue in the IPO litigation. At the request of the Court that the parties to the proposed issuer settlement address the announced preliminary memorandum of understanding (“MOU”) between plaintiffs and JPMorgan Chase described below, on November 15,

Part I

2006, the issuer defendants submitted to the Court a revised proposed order. On November 29, 2006, the underwriter defendants submitted objections to the revised proposed order. The Court has not yet approved the proposed issuer settlement, and the issuer defendants have raised the question with the Court as to whether the proposed settlement classes can be certified as a result of the Second Circuit’s December 5, 2006 decision.
Joseph P. LaSala, the trustee designated by plaintiffs to act as assignee of such issuer excess compensation claims, filed complaints purporting to allege state law claims on behalf of certain issuers against certain underwriters, including JPMorgan Securities (the “LaSala Actions”), together with motions to stay proceedings in each case. On August 30, 2005, the Court stayed until resolution of the proposed issuer settlement the 55 LaSala Actions then pending against JPMorgan Securities and other underwriter defendants at that time, as well as all future-filed LaSala Actions pursuant to the parties’ stipulation that the Court’s decision would govern stay motions in all future LaSala Actions. On October 12, 2005, the Court granted the underwriter defendants’ motion to dismiss one LaSala Action, which by stipulation applied to the parallel motions to dismiss in all other pending and future-filed LaSala Actions. Plaintiffs thereafter filed amended complaints in the lead and other LaSala Actions. On November 21, 2005, the underwriter defendants moved to dismiss the amended complaint in the lead LaSala Action and, by virtue of the stipulation of the parties, thereby moved to dismiss the amended complaints in all other pending and future-filed LaSala Actions. On February 28, 2006, judgment was entered by the Court dismissing all pending LaSala Actions. On March 14, 2006, plaintiffs filed a motion for reconsideration, alteration or amendment of the February 28 judgment. On April 28, 2006, the Court denied plaintiffs’ motion for reconsideration.
On April 19, 2006, counsel for JPMorgan Chase and counsel for the plaintiffs in the IPO securities and antitrust litigations entered into a preliminary MOU outlining the general terms of a “proposed settlement” providing that JPMorgan Securities would pay a sum of $425 million to resolve the claims of the plaintiffs against JPMorgan Chase and JPMorgan Securities in the securities and antitrust cases. The MOU specified that the certification of the classes alleged in the complaints was a condition precedent to any final, binding settlement. By letter dated December 13, 2006, counsel for JPMorgan Chase informed counsel for the plaintiffs in the IPO securities and antitrust litigations that, among other things, due to the Second Circuit’s December 5, 2006, class certification decision, the proposed settlement classes upon which the preliminary MOU was conditioned can no longer be certified and, consequently, the MOU is unenforceable. At a December 14, 2006, conference, the Court stayed all proceedings in the IPO securities actions pending the Second Circuit’s decision as to whether to grant plaintiffs’ petition for rehearing en banc.
With respect to the IPO antitrust lawsuits, on November 3, 2003, the Court granted defendants’ motion to dismiss the claims relating to the IPO allocation practices in the IPO Allocation Antitrust Litigation. On September 28, 2005, the United States Court of Appeals for the Second Circuit reversed, vacated and remanded the district court’s November 3, 2003, dismissal decision. Defendants thereafter filed a motion for rehearing en banc in the Second Circuit, which was denied on January 11, 2006. Thereafter, defendants filed a petition for writ of certiorari in the United States Supreme Court on March 8, 2006. The certiorari petition was granted by the Supreme Court on December 7, 2006, and oral argument will be held in early 2007.
A wholly separate antitrust class action lawsuit on behalf of purported classes of IPO issuers and investors alleging that certain underwriters, including JPMorgan Securities, conspired to fix their underwriting fees in IPOs is in discovery. On
April 18, 2006, the U.S. District Court for the Southern District of New York denied class certification as to the issuer plaintiffs. The denial of class certification has been appealed to the United States Court of Appeals for the Second Circuit. Further matters are currently stayed pending resolution of the Second Circuit appeal.
National Century Financial Enterprises litigation. JPMorgan Chase, JPMorgan Chase Bank, N.A., JPMorgan Partners, Beacon Group, LLC and three former Firm employees have been named as defendants in more than a dozen actions filed in or transferred to the United States District Court for the Southern District of Ohio (the “MDL Litigation”). In the majority of these actions, Bank One, Bank One, N.A., and Banc One Capital Markets, Inc. also are named as defendants. JPMorgan Chase Bank, N.A. and Bank One, N.A. were also defendants in an action brought by The Unencumbered Assets Trust (“UAT”), a trust created for the benefit of the creditors of National Century Financial Enterprises, Inc. (“NCFE”) as a result of NCFE’s Plan of Liquidation in bankruptcy. These actions arose out of the November 2002 bankruptcy of NCFE. Prior to bankruptcy, NCFE provided financing to various healthcare providers through wholly owned special-purpose vehicles, including NPF VI and NPF XII, which purchased discounted accounts receivable to be paid under third-party insurance programs. NPF VI and NPF XII financed the purchases of such receivables, primarily through private placements of notes (“Notes”) to institutional investors and pledged the receivables for, among other things, the repayment of the Notes. In the MDL Litigation, JPMorgan Chase Bank, N.A. is sued in its role as indenture trustee for NPF VI, which issued approximately $1 billion in Notes. Bank One, N.A. is sued in its role as indenture trustee for NPF XII, which issued approximately $2 billion in Notes. The three former Firm employees are sued in their roles as former members of NCFE’s board of directors (the “Defendant Employees”). JPMorgan Chase, JPMorgan Partners and Beacon Group, LLC, are claimed to be vicariously liable for the alleged actions of the Defendant Employees. Banc One Capital Markets, Inc. is sued in its role as co-manager for three note offerings made by NPF XII. Other defendants include the founders and key executives of NCFE, its auditors and outside counsel, and rating agencies and placement agents that were involved with the issuance of the Notes. Plaintiffs in these actions include institutional investors who purchased more than $2.7 billion in original face amount of asset-backed notes issued by NCFE. Plaintiffs allege that the trustees violated fiduciary and contractual duties, improperly permitted NCFE and its affiliates to violate the applicable indentures and violated securities laws by (among other things) failing to disclose the true nature of the NCFE arrangements. Plaintiffs further allege that the Defendant Employees controlled the Board and audit committees of the NCFE entities; were fully aware, or negligent in not knowing, of NCFE’s alleged manipulation of its books; and are liable for failing to disclose their purported knowledge of the alleged fraud to the plaintiffs. Plaintiffs also allege that Banc One Capital Markets, Inc. is liable for cooperating in the sale of securities based upon false and misleading statements. Motions to dismiss the complaints were filed on behalf of the Firm and its affiliates. In October 2006, the MDL court issued rulings on some of the motions to dismiss, granting the motions in part and denying the motions in part. Additional motions are still pending, and limited discovery is underway. The Firm has reached settlements with several of the plaintiffs: In February 2006, the JPMorgan Chase entities, the Bank One entities, and the Defendant Employees reached a settlement of $375 million with the holders of $1.6 billion face value of Notes (the “Arizona Noteholders”) and reached a separate agreement with the UAT for $50 million; and in June 2006, the JPMorgan entities, the Bank One entities, and the Defendant Employees reached a settlement of approximately $16 million with holders of about $89 million face value of Notes (the “New York Pension Fund

Noteholders.”) In addition to the lawsuits described above, the SEC has served subpoenas on JPMorgan Chase Bank, N.A. and Bank One, N.A. and has interviewed certain current and former employees. On April 25, 2005, the staff of the Midwest Regional Office of the SEC wrote to advise Bank One, N.A. that it is considering recommending that the SEC bring a civil injunctive action against Bank One, N.A. and a former employee alleging violations of the securities laws in connection with the role of Banc One, N.A. as indenture trustee for the NPF XII note program. On July 8, 2005, the staff of the Midwest Regional Office of the SEC wrote to advise that it is considering recommending that the SEC bring a civil injunctive action against two individuals, both former employees of the Firm’s affiliates, alleging violations of certain securities laws in connection with their role as former members of NCFE’s board of directors. On July 13, 2005, the staff further advised that it is considering recommending that the SEC also bring a civil injunctive action against the Firm in connection with the alleged activities of the two individuals as alleged agents of the Firm. Lastly, the United States Department of Justice is also investigating the events surrounding the collapse of NCFE, and the Firm is cooperating with that investigation.
In re JPMorgan Chase Cash Balance Litigation. In a putative consolidated class action lawsuit, filed in the District Court for the Southern District of New York, naming the JPMorgan Chase Retirement Plan (together with the predecessor plans of the JPMorgan Chase & Co. predecessor companies, the “Plans”) and the JPMorgan Chase & Co.’s Director of Human Resources as defendants, current and former participants in the Plans allege various claims under the Employee Retirement Income Security Act (“ERISA”). Plaintiffs’ claims are based upon alleged violations of ERISA arising from the conversion to and use of a cash balance formula under the Plans to calculate participants’ pension benefits. Specifically, plaintiffs allege that: (1) the conversion to and use of a cash balance formula under the Plans violated ERISA’s proscription against age discrimination (the “age discrimination claim”); (2) the conversion to a cash balance formula violated ERISA’s proscriptions against the backloading of pension benefits and created an impermissible forfeiture of accrued benefits (the “backloading and forfeiture claims”); and (3) defendants failed to adequately communicate to Plan participants the conversion to a cash balance formula and in general the nature of the Plan (the “notice claims”). In October 2006, the United States District Court for the Southern District of New York denied the Firm’s motion to dismiss the age discrimination and notice claims, but granted the Firm’s motion to dismiss the backloading and forfeiture claims. Plaintiffs’ motion for class certification is fully briefed and remains pending with the Court. Fact discovery is ongoing, but only as to the notice claims. Discovery as to the age discrimination claims has been temporarily stayed, pending resolution of a similar case that is now before the United States Court of Appeals for the Second Circuit.
American Express Litigation. In 1998, the United States Department of Justice (“DOJ”) commenced an action against VISA U.S.A., Inc., VISA International, Inc. and MasterCard International Incorporated alleging that VISA by-law
2.10(e) and MasterCard’s Competitive Programs Policy (the “Exclusionary Rules”), which precluded any member of either of the foregoing associations from issuing payment cards over the Discover or American Express network (or any other competitive network), violated the antitrust laws and were anticompetitive. The United States District Court for the Southern District of New York held that the Exclusionary Rules had an adverse impact on competition and could not be enforced by the associations. The United States Court of Appeals for the Second Circuit affirmed, and the United States Supreme Court denied review on October 4, 2004, resulting in the repeal of the Exclusionary Rules.
On November 15, 2004, American Express filed a complaint against VISA, MasterCard, Chase Bank USA, N.A. JPMorgan Chase & Co., as well as certain other credit card issuing banks, and their respective bank holding companies, in the United States District Court for the Southern District of New York, alleging that it suffered damages from the Exclusionary Rules. American Express claims that, in addition to VISA and MasterCard, member banks were instrumental in adopting and carrying out the Exclusionary Rules and that the Exclusionary Rules were restrictions by and for the member banks; and that the member banks agreed not to compete by means of offering American Express cards. On August 30, 2005, the Court denied the defendants’ respective motions to dismiss, finding that the allegations of the complaint satisfied pleading rules and were therefore sufficient to withstand the motions. The Court also decided that, at this time, the bank defendants, which were not parties to the DOJ action, are not bound by any of the prior findings and decisions in that case. Discovery is ongoing.
Interchange Litigation. On June 22, 2005, a group of merchants filed a putative class action complaint in the United States District Court for the District of Connecticut. The complaint alleges that VISA, MasterCard, Chase Bank USA, N.A. and JPMorgan Chase & Co., as well as certain other banks, and their respective bank holding companies, conspired to set the price of interchange in violation of Section 1 of the Sherman Act. The complaint further alleges tying/bundling and exclusive dealing. Since the filing of the Connecticut complaint, other complaints have been filed in different United States District Courts challenging the setting of interchange, as well the associations’ respective rules. All cases have been consolidated in the Eastern District of New York for pretrial proceedings. An amended consolidated complaint was filed on April 24, 2006. Defendants have filed a motion to dismiss all claims that predate January 1, 2004. The motion has not yet been decided.
Plaintiffs subsequently filed a supplemental complaint challenging MasterCard’s initial public offering in 2006, alleging that the offering violates the Section 7 of the Clayton Act and that the offering was a fraudulent conveyance. Defendants filed a motion to dismiss both of those claims. The motion has not yet been decided. Discovery is ongoing.
In addition to the various cases, proceedings and investigations discussed above, JPMorgan Chase and its subsidiaries are named as defendants or otherwise involved in a number of other legal actions and governmental proceedings arising in connection with their businesses. Additional actions, investigations or proceedings may be initiated from time to time in the future. In view of the inherent difficulty of predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages, or where the cases present novel legal theories, involve a large number of parties or are in early stages of discovery, the Firm cannot state with confidence what the eventual outcome of these pending matters will be, what the timing of the ultimate resolution of these matters will be or what the eventual loss, fines, penalties or impact related to each pending matter may be. JPMorgan Chase believes, based upon its current knowledge, after consultation with counsel and after taking into account its current litigation reserves, that the outcome of the legal actions, proceedings and investigations currently pending against it should not have a material, adverse effect on the consolidated financial condition of the Firm. However, in light of the uncertainties involved in such proceedings, actions and investigations, there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserves currently accrued by the Firm; as a result, the outcome of a particular matter may be material to JPMorgan Chase’s operating results for a particular period, depending upon, among other factors, the size of the loss or liability imposed and the level of JPMorgan Chase’s income for that period.

Part I
Item 4: Submission of matters to a vote of security holders
None.
Executive officers of the registrant

Name	Age	Positions and offices
	(at December 31, 2006)
James Dimon	50	Chairman of the Board since December 31, 2006, and President and Chief Executive Officer since December 31, 2005. He had been President and Chief Operating Officer from July 1, 2004, until December 31, 2005. Prior to the Merger, he had been Chairman and Chief Executive Officer of Bank One Corporation.

William B. Harrison, Jr.	63	Chairman of the Board from December 31, 2005, until December 31, 2006, prior to which he had been Chairman and Chief Executive Officer from November 2001.

Frank Bisignano	47	Chief Administrative Officer since December 2005. Prior to joining JPMorgan Chase, he had been Chief Executive Officer of Citigroup Inc.’s Global Transaction Services from 2002 until December 2005 and Chief Administrative Officer of Citigroup Inc.’s Global Corporate and Investment Bank from 2000 until 2002.

Steven D. Black	54	Co-Chief Executive Officer of the Investment Bank since March 2004, prior to which he had been Deputy Head of the Investment Bank.

John F. Bradley	46	Director of Human Resources since December 2005. He had been Head of Human Resources for Europe and Asia regions from April 2003 until December 2005, prior to which he was Human Resources executive for Technology and Operations since 2002 and was responsible for human resources integration efforts in 2001.

Michael J. Cavanagh	40	Chief Financial Officer since September 2004, prior to which he had been Head of Middle Market Banking. Prior to the Merger, he had been Chief Administrative Officer of Commercial Banking from February 2003, Chief Operating Officer for Middle Market Banking from August 2003, and Treasurer from 2001 until 2003 at Bank One Corporation.

Stephen M. Cutler	45	General Counsel since February 2007. Prior to joining JPMorgan Chase, he was a partner and co-chair of the Securities Department at the law firm of WilmerHale since October 2005. Prior to joining WilmerHale, he had been Director of the Division of Enforcement at the U.S. Securities and Exchange Commission since October 2001.

Ina R. Drew	50	Chief Investment Officer since February 2005, prior to which she was Head of Global Treasury.

Samuel Todd Maclin	50	Head of Commercial Banking since July 2004, prior to which he had been Chairman and CEO of the Texas Region and Head of Middle Market Banking.

Jay Mandelbaum	44	Head of Strategy and Business Development. Prior to the Merger, he had been Head of Strategy and Business Development since September 2002 at Bank One Corporation. Prior to joining Bank One Corporation, he had been Vice Chairman and Chief Executive Officer of the Private Client Group of Citigroup Inc. subsidiary Salomon Smith Barney.

Heidi Miller	53	Chief Executive Officer of Treasury & Securities Services. Prior to the Merger, she had been Chief Financial Officer at Bank One Corporation since March 2002. Prior to joining Bank One Corporation, she had been Vice Chairman of Marsh, Inc.

Charles W. Scharf	41	Chief Executive Officer of Retail Financial Services. Prior to the Merger, he had been Head of Retail Banking from May 2002, prior to which he was Chief Financial Officer at Bank One Corporation.

Richard J. Srednicki	59	Chief Executive Officer of Card Services.

Part I and II

James E. Staley	50	Chief Executive Officer of Asset Management.

William T. Winters	45	Co-Chief Executive Officer of the Investment Bank since March 2004, prior to which he had been Deputy Head of the Investment Bank and Head of Credit & Rate Markets.
Unless otherwise noted, during the five fiscal years ended December 31, 2006, all of JPMorgan Chase’s above-named executive officers have continuously held senior-level positions with JPMorgan Chase or its predecessor institution, Bank One Corporation. There are no family relationships among the foregoing executive officers.
Part II

Item 5: Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities
The outstanding shares of JPMorgan Chase’s common stock are listed and traded on the New York Stock Exchange, the London Stock Exchange Limited and the Tokyo Stock Exchange. For the quarterly high and low prices of JPMorgan Chase’s common stock on the New York Stock Exchange for the last two years, see the section entitled “Supplementary information – selected quarterly financial data (unaudited)” on page 143. For a comparison of the cumulative total return for JPMorgan Chase common stock with the
S&P 500 Index and the S&P Financial Index over the five-year period ended December 31, 2006, see “Five-year performance” on page 22 of this Annual Report. JPMorgan Chase declared quarterly cash dividends on its common stock in the amount of $0.34 per share for each quarter of 2006, 2005 and 2004. The common dividend payout ratio, based upon reported net income, was: 34% for 2006; 57% for 2005; and 88% for 2004. At January 31, 2007, there were 230,273 holders of record of JPMorgan Chase’s common stock. For information regarding securities authorized for issuance under the Firm’s employee stock-based compensation plans, see Item 12 on page 12.
On March 21, 2006, the Board of Directors approved a stock repurchase program that authorizes the repurchase of up to $8 billion of the Firm’s common shares, superceding a $6 billion stock repurchase program authorized in 2004. The $8 billion authorization includes shares to be purchased to offset issuances under the Firm’s employee stock-based plans. The actual number of shares purchased is subject to various factors, including: market conditions; legal considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account goodwill and intangibles); internal capital generation; and alternative potential investment opportunities. The repurchase program does not include specific price targets or timetables; may be executed through open market purchases or privately negotiated transactions, or utilizing Rule 10b5-1 programs; and may be suspended at any time.
The Firm’s repurchases of equity securities during 2006 were as follows:

			Dollar value of
	Total open	Average	remaining authorized
Year ended	market shares	price paid	repurchase program
December 31, 2006	repurchased	per share(a)	(in millions)

Repurchases under the $6 billion program:
January 1 – March 20	28,408,300	$ 40.39	$—
Repurchases under the $8 billion program:
March 21 – 31	3,420,300	41.77	7,857

First quarter	31,828,600	40.54	7,857
Second quarter	17,651,000	42.24	7,112
Third quarter	20,052,729	44.88	6,212

October	3,774,000	47.22	6,033
November	9,080,000	47.44	5,603
December	8,280,000	47.27	5,211

Fourth quarter	21,134,000	47.33	5,211

Total for 2006	90,666,329	$ 43.41	$5,211

(a)	Excludes commission costs.
In addition to the repurchases disclosed above, participants in the Firm’s stock-based incentive plans may have shares withheld to cover income taxes. Shares withheld to pay income taxes are repurchased pursuant to the terms of the applicable plan and not under the Firm’s share repurchase program. Shares repurchased pursuant to these plans during 2006 were as follows:

Year ended	Total shares	Average price
December 31, 2006	repurchased	paid per share

First quarter	7,724,733	$ 38.72
Second quarter	165,464	42.62
Third quarter	131,969	44.89

October	18,422	45.46
November	9,634	47.43
December	19,310	47.32

Fourth quarter	47,366	46.62

Total for 2006	8,069,532	$ 38.95

Item 6: Selected financial data
For five-year selected financial data, see “Five-year summary of consolidated financial highlights (unaudited)” on page 22 and "Selected annual financial data (unaudited)" on page 144.

Part II and III
Item 7: Management’s discussion and analysis of financial condition and results of operations
Management’s discussion and analysis of the financial condition and results of operations, entitled “Management’s discussion and analysis,” appears on pages 23 through 87. Such information should be read in conjunction with the Consolidated financial statements and Notes thereto, which appear on pages 90 through 142.
Item 7A: Quantitative and qualitative disclosures about market risk
For information related to market risk, see the “Market risk management” section on pages 77 through 80 and Note 28 on pages 131–132.
Item 8: Financial statements
and supplementary data
The Consolidated financial statements, together with the Notes thereto and the report of PricewaterhouseCoopers LLP dated February 21, 2007 thereon, appear on pages 89 through 142.
Supplementary financial data for each full quarter within the two years ended December 31, 2006, are included on page 143 in the table entitled “Supplementary information – Selected quarterly financial data (unaudited).” Also included is a “Glossary of terms’’ on pages 145–146.
Item 9: Changes in and disagreements with accountants on accounting and financial disclosure
None.
Item 9A: Controls and procedures
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Firm’s management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evalua-
tion, the Chairman and Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective. See Exhibits 31.1 and 31.2 for the Certification statements issued by the Chairman and Chief Executive Officer, and Chief Financial Officer.
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
In addition, in a firm as large and complex as JPMorgan Chase, lapses or deficiencies in internal controls may occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies – or even material weaknesses – in internal controls in the future. See page 88 for Management’s report on internal control over financial reporting, and page 89 for the Report of independent registered public accounting firm with respect to management’s assessment of internal control. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
Item 9B: Other information
None.
Part III
Item 10: Directors, executive officers
and corporate governance
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

	Number of shares to be	Weighted-average	Number of shares remaining
December 31, 2006	issued upon exercise of	exercise price of	available for future issuance under
(Shares in thousands)	outstanding options/SARs	outstanding options/SARs	stock compensation plans

Employee stock-based incentive plans approved by shareholders	241,004	$ 38.29	207,924
Employee stock-based incentive plans not approved by shareholders	133,907	43.90	—

Total	374,911	$ 40.30	207,924	(a)

(a)	Future shares will be issued under the shareholder-approved 2005 Long-Term Incentive Plan (“2005 Plan”).

Parts III and IV

Item 13: Certain relationships and related transactions, and Director independence
Information related to JPMorgan Chase’s Executive Officers is included in Part I, Item 4, on pages 10–11. Pursuant to Instruction G(3) to Form 10-K, the remainder of the information to be provided in Items 10, 11, 12, 13 and 14 of Form 10-K (other than information pursuant to Rule 402 (i), (k) and (l) of Regulation S-K) is incorporated by reference to JPMorgan Chase’s definitive proxy statement for the 2007 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of JPMorgan Chase’s 2006 fiscal year.
Item 14: Principal accounting fees and services
See Item 13 above.
Part IV
Item 15: Exhibits, financial statement schedules
Exhibits, financial statement schedules

1.	Financial statements

The Consolidated financial statements, the Notes thereto and the report thereon listed in Item 8 are set forth commencing on page 90.

2.	Financial statement schedules

3.	Exhibits

3.1	Restated Certificate of Incorporation of JPMorgan Chase & Co., effective April 5, 2006 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed April 7, 2006).

3.2	By-laws of JPMorgan Chase & Co., effective October 17, 2006 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (file No. 1-5805) filed October 20, 2006).

4.1	Indenture, dated as of December 1, 1989, between Chemical Banking Corporation (now known as JPMorgan Chase & Co.) and The Chase Manhattan Bank (National Association) (succeeded by Deutsche Bank Trust Company Americas), as Trustee (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

4.2(a)	Indenture, dated as of April 1, 1987, as amended and restated as of December 15, 1992, between Chemical Banking Corporation (now known as JPMorgan Chase & Co.) and Morgan Guaranty Trust Company of New York (succeeded by U.S. Bank Trust National Association), as Trustee (incorporated by reference to Exhibit 4.3(a) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).
4.2(b)	Second Supplemental Indenture, dated as of October 8, 1996, between The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.) and First Trust of New York, National Association (succeeded by U.S. Bank Trust National Association), as Trustee, to the Indenture, dated as of April 1, 1987, as amended and restated as of December 15, 1992 (incorporated by reference to Exhibit 4.3(b) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).

4.2(c)	Third Supplemental Indenture, dated as of December 29, 2000, between The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of April 1, 1987, as amended and restated as of December 15, 1992 (incorporated by reference to Exhibit 4.3(c) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).

4.3(a)	Amended and Restated Indenture, dated as of September 1, 1993, between The Chase Manhattan Corporation (succeeded through merger by JPMorgan Chase & Co.) and Chemical Bank (succeeded by U.S. Bank Trust National Association), as Trustee (incorporated by reference to Exhibit 4.4(a) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).

4.3(b)	First Supplemental Indenture, dated as of March 29, 1996, among Chemical Banking Corporation (now known as JPMorgan Chase & Co.), The Chase Manhattan Corporation, (succeeded through merger by JPMorgan Chase & Co.), Chemical Bank, as Resigning Trustee, and First Trust of New York, National Association (succeeded by U.S. Bank Trust National Association), as Successor Trustee, to the Amended and Restated Indenture, dated as of September 1, 1993 (incorporated by reference to Exhibit 4.4(b) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).

4.3(c)	Second Supplemental Indenture, dated as of October 8, 1996, between The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.) and First Trust of New York, National Association (succeeded by U.S. Bank Trust National Association), as Trustee, to the Amended and Restated Indenture, dated as of September 1, 1993 (incorporated by reference to Exhibit 4.4(c) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).

4.3(d)	Third Supplemental Indenture, dated as of December 29, 2000, between The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Amended and Restated Indenture, dated as of September 1, 1993 (incorporated by reference to Exhibit 4.4(d) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).

Part IV

4.4(a)	Indenture, dated as of August 15, 1982, between J.P. Morgan & Co. Incorporated (succeeded through merger by JPMorgan Chase & Co.) and Manufacturers Hanover Trust Company (succeeded by U.S. Bank Trust National Association), as Trustee (incorporated by reference to Exhibit 4.5(a) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).

4.4(b)	First Supplemental Indenture, dated as of May 5, 1986, between J.P. Morgan & Co. Incorporated (succeeded through merger by JPMorgan Chase & Co.) and Manufacturers Hanover Trust Company (succeeded by U.S. Bank Trust National Association), as Trustee, to the Indenture, dated as of August 15, 1982 (incorporated by reference to Exhibit 4.5(b) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).

4.4(c)	Second Supplemental Indenture, dated as of February 27, 1996, between J.P. Morgan & Co. Incorporated (succeeded through merger by JPMorgan Chase & Co.) and First Trust of New York, National Association (succeeded by U.S. Bank Trust National Association), as Trustee, to the Indenture, dated as of August 15, 1982 (incorporated by reference to Exhibit 4.5(c) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).

4.4(d)	Third Supplemental Indenture, dated as of January 30, 1997, between J.P. Morgan & Co. Incorporated (succeeded through merger by JPMorgan Chase & Co.) and First Trust of New York, National Association (succeeded by U.S. Bank Trust National Association), as Trustee, to the Indenture, dated as of August 15, 1982 (incorporated by reference to Exhibit 4.5(d) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).

4.4(e)	Fourth Supplemental Indenture, dated as of December 29, 2000, among J.P. Morgan & Co. Incorporated (succeeded through merger by JPMorgan Chase & Co.), The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of August 15, 1982 (incorporated by reference to Exhibit 4.5(e) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).

4.5(a)	Indenture, dated as of March 1, 1993, between J.P. Morgan & Co. Incorporated (succeeded through merger by JPMorgan Chase & Co.) and Citibank, N.A. (succeeded by U.S. Bank Trust National Association), as Trustee (incorporated by reference to Exhibit 4.6(a) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).

4.5(b)	First Supplemental Indenture, dated as of December 29, 2000, among J.P. Morgan & Co. Incorporated (succeeded through merger by JPMorgan Chase & Co.), The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of March 1, 1993 (incorporated by reference to Exhibit 4.6(b) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).
4.6	Indenture, dated as of May 25, 2001, between J.P. Morgan Chase & Co. and Bankers Trust Company (succeeded by Deutsche Bank Trust Company Americas), as Trustee (incorporated by reference to Exhibit 4(a)(1) to the amended Registration Statement on Form S-3 of J.P. Morgan Chase & Co. (File No. 333-52826) filed June 13, 2001).

4.7(a)	Junior Subordinated Indenture, dated as of December 1, 1996, between The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.) and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.8(a) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

4.7(b)	Guarantee Agreement, dated as of January 24, 1997, between The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.) and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.8(b) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

4.7(c)	Amended and Restated Trust Agreement, dated as of January 24, 1997, among The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.), The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.8(c) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

4.7(d)	Replacement Capital Covenant, dated as of August 17, 2006, by JPMorgan Chase & Co. for the benefit of specified debtholders (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed on August 17, 2006).

4.7(e)	Replacement Capital Covenant, dated as of February 2, 2007, by JPMorgan Chase & Co. for the benefit of specified debtholders (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed on February 2, 2007).

4.7(f)	Amended and Restated Trust Agreement, dated as of August 17, 2006, among JPMorgan Chase & Co., as Depositor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees and Holders specified therein.

4.7(g)	Amended and Restated Trust Agreement, dated as of February 2, 2007, among JPMorgan Chase & Co., as Depositor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees and Holders specified therein.

4.8(a)	Indenture, dated as of March 3, 1997, between Banc One Corporation (succeeded through merger by JPMorgan Chase & Co.) and The Chase Manhattan Bank (succeeded by Deutsche Bank Trust Company Americas), as Trustee (incorporated by reference to Exhibit 4.9(a) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

4.8(b)	First Supplemental Indenture, dated as of October 2, 1998, between Banc One Corporation (succeeded through merger by JPMorgan Chase & Co.) and The Chase Manhattan Bank (succeeded by Deutsche Bank Trust Company Americas), as Trustee, to the Indenture, dated as of March 3, 1997 (incorporated by reference to Exhibit 4.9(b) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

4.8(c)	Form of Second Supplemental Indenture, dated as of July 1, 2004, among J.P. Morgan Chase & Co., Bank One Corporation (succeeded through merger by JPMorgan Chase & Co.), JPMorgan Chase Bank, N.A. as Resigning Trustee, and Deutsche Bank Trust Company Americas, as Successor Trustee, to the Indenture, dated as of March 3, 1997 (incorporated by reference to Exhibit 4.22 to the Registration Statement on Form S-3 (File No. 333-116822) of JPMorgan Chase & Co. filed June 24, 2004).

4.9(a)	Indenture, dated as of March 3, 1997, between Banc One Corporation (succeeded through merger by JPMorgan Chase & Co.) and The Chase Manhattan Bank (succeeded by U.S. Bank Trust National Association), as Trustee (incorporated by reference to Exhibit 4.10(a) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

4.9(b)	First Supplemental Indenture, dated as of October 2, 1998, between Banc One Corporation (succeeded through merger by JPMorgan Chase & Co.) and The Chase Manhattan Bank (succeeded by U.S. Bank Trust National Association), as Trustee, to the Indenture, dated as of March 3, 1997 (incorporated by reference to Exhibit 4.10(b) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

4.9(c)	Second Supplemental Indenture, dated as of July 1, 2004, among J.P. Morgan Chase & Co., Bank One Corporation (succeeded through merger by JPMorgan Chase & Co.), JPMorgan Chase Bank, N.A. as Resigning Trustee, and U.S. Bank Trust National Association, as Successor Trustee, to the Indenture, dated as of March 3, 1997 (incorporated by reference to Exhibit 4.25 to the Registration Statement on Form S-3 (File No. 333-116822) of JPMorgan Chase & Co. filed June 24, 2004).

4.10(a)	Form of Indenture, dated as of July 1, 1995, between Banc One Corporation (succeeded through merger by JPMorgan Chase & Co.) and Citibank N.A, as Trustee (incorporated by reference to Exhibit 4.11(a) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

4.10(b)	Form of Supplemental Indenture, dated as of July 1, 2004, among J.P. Morgan Chase & Co., Bank One Corporation (succeeded through merger by JPMorgan Chase & Co.) and Citibank N.A., as Trustee, to the Indenture, dated as of July 1, 1995 (incorporated by reference to Exhibit 4.31 to the amended Registration Statement on Form S-3 (File No. 333-116822) of JPMorgan Chase & Co. filed July 1, 2004).
10.1	Deferred Compensation Plan for Non-Employee Directors of The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.) and The Chase Manhattan Bank (now known as JPMorgan Chase Bank, N.A.), as amended and restated effective December, 1996 (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

10.2	Post-Retirement Compensation Plan for Non-Employee Directors of The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.), as amended and restated effective May 21, 1996 (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

10.3	Deferred Compensation Program of JPMorgan Chase & Co. and Participating Companies, effective as of January 1, 1996 (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

10.4	2005 Deferred Compensation Program of JPMorgan Chase & Co., effective December 31, 2005 (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).

10.5	JPMorgan Chase & Co. 2005 Long-Term Incentive Plan (incorporated by reference to Appendix C of Schedule 14A of JPMorgan Chase & Co. (File No. 1-5805) filed April 4, 2005).

10.6	JPMorgan Chase & Co. 1996 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).

10.7	Key Executive Performance Plan of JPMorgan Chase & Co., as restated as of January 1, 2005 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).

10.8	Excess Retirement Plan of The Chase Manhattan Bank and Participating Companies, restated effective January 1, 2005 (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).

10.9	JPMorgan Chase & Co. 2001 Stock Option Plan.

10.10	1995 J.P. Morgan & Co. Incorporated Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

10.11	Executive Retirement Plan of The Chase Manhattan Corporation and Certain Subsidiaries (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).

Part IV

10.12	Benefit Equalization Plan of The Chase Manhattan Corporation and Certain Subsidiaries (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).

10.13	Summary of Terms of JPMorgan Chase & Co. Severance Policy (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).

10.14	Employment Agreement between J. P. Morgan Chase & Co. and James Dimon dated January 14, 2004 (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-4 of J.P. Morgan Chase & Co. (File No. 333-112967) filed February 20, 2004).

10.15	Summary of Terms of Pension of William B. Harrison, Jr. (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).

10.16	Bank One Corporation Director Stock Plan, as amended (incorporated by reference to Exhibit 10(B) to the Form 10-K of Bank One Corporation (File No. 1-15323) for the year ended December 31, 2003).

10.17	Summary of Bank One Corporation Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).

10.18	Bank One Corporation Stock Performance Plan (incorporated by reference to Exhibit 10(A) to the Form 10-K of Bank One Corporation (File No. 1-15323) for the year ended December 31, 2002).

10.19	Bank One Corporation Supplemental Savings and Investment Plan, as amended (incorporated by reference to Exhibit 10(E) to the Form 10-K of Bank One Corporation (File No. 1-15323) for the year ended December 31, 2003).

10.20	Bank One Corporation Supplemental Personal Pension Account Plan, as amended (incorporated by reference to Exhibit 10(F) to the Form 10-K of Bank One Corporation (File No. 1-15323) for the year ended December 31, 2003).

10.21	Bank One Corporation Investment Option Plan (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).

10.22	Banc One Corporation Revised and Restated 1989 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

10.23	Banc One Corporation Revised and Restated 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

10.24	Form of JPMorgan Chase & Co. Long-Term Incentive Plan Award Agreement of January 2005 stock appreciation rights (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).

10.25	JPMorgan Chase & Co. Long-Term Incentive Plan Award Agreement of January 2005 restricted stock units (incorporated by reference to Exhibit 10.1 to Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed April 11, 2005).

10.26	Form of JPMorgan Chase & Co. Long-Term Incentive Plan Award Agreement of October 2005 stock appreciation rights (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).

10.27	Amendment and Restatement of Letter Agreement between JPMorgan Chase & Co. and Charles W. Scharf, dated December 29, 2005 (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).

12.1	Computation of ratio of earnings to fixed charges.

12.2	Computation of ratio of earnings to fixed charges and preferred stock dividend requirements.

21.1	List of Subsidiaries of JPMorgan Chase & Co.

22.1	Annual Report on Form 11-K of The JPMorgan Chase 401(k) Savings Plan for the year ended December 31, 2006, (to be filed pursuant to Rule 15d-21 under the Securities Exchange Act of 1934).

23.1	Consent of independent registered public accounting firm.

31.1	Certification.

31.2	Certification.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pur- suant to Section 906 of the Sarbanes-Oxley Act of 2002.
Certain instruments defining the rights of securities holders are not included in Exhibits 4.1 – 4.7 pursuant to Item 601, Section (b)(4)(iii), of Regulation S-K. JPMorgan Chase hereby agrees to furnish the instruments not included to the SEC upon its request.

Pages 17-20 not used

Table of contents

Financial:
22	Five-year summary of consolidated financial highlights

22	Five-year stock performance
Management’s discussion and analysis:
23	Introduction

25	Executive overview

28	Consolidated results of operations

32	Explanation and reconciliation of the Firm’s use of non-GAAP financial measures

34	Business segment results

55	Balance sheet analysis

57	Capital management

59	Off-balance sheet arrangements and contractual cash obligations

61	Risk management

62	Liquidity risk management

64	Credit risk management

77	Market risk management

81	Private equity risk management

81	Operational risk management

82	Reputation and fiduciary risk management

83	Critical accounting estimates used by the Firm

85	Accounting and reporting developments

87	Nonexchange-traded commodity derivative contracts at fair value

Audited financial statements:
88	Management’s report on internal control over financial reporting

89	Report of independent registered public accounting firm

90	Consolidated financial statements

94	Notes to consolidated financial statements
Supplementary information:
143	Selected quarterly financial data

144	Selected annual financial data

145	Glossary of terms

147	Forward-looking statements

JPMorgan Chase & Co. / 2006 Annual Report	21

Five-year summary of consolidated financial highlights
JPMorgan Chase & Co.

(unaudited)
(in millions, except per share, headcount and ratio data)					Heritage JPMorgan Chase only
As of or for the year ended December 31,	2006	2005	2004	(d)	2003	2002

Selected income statement data
Total net revenue	$61,437	$53,748	$42,372		$32,803	$$29,076
Provision for credit losses	3,270	3,483	2,544		1,540	4,331
Total noninterest expense	38,281	38,426	33,972		21,490	22,471

Income from continuing operations before income tax expense	19,886	11,839	5,856		9,773	2,274
Income tax expense	6,237	3,585	1,596		3,209	760

Income from continuing operations	13,649	8,254	4,260		6,564	1,514
Income from discontinued operations(a)	795	229	206		155	149

Net income	$14,444	$8,483	$4,466		$6,719	$$1,663

Per common share
Basic earnings per share
Income from continuing operations	$3.93	$2.36	$1.51		$3.24	$0.74
Net income	4.16	2.43	1.59		3.32	0.81
Diluted earnings per share
Income from continuing operations	$3.82	$2.32	$1.48		$3.17	$0.73
Net income	4.04	2.38	1.55		3.24	0.80
Cash dividends declared per share	1.36	1.36	1.36		1.36	1.36
Book value per share	33.45	30.71	29.61		22.10	20.66
Common shares outstanding
Average: Basic	3,470	3,492	2,780		2,009	1,984
Diluted	3,574	3,557	2,851		2,055	2,009
Common shares at period-end	3,462	3,487	3,556		2,043	1,999
Share price(b)
High	$49.00	$40.56	$43.84		$38.26	$$39.68
Low	37.88	32.92	34.62		20.13	15.26
Close	48.30	39.69	39.01		36.73	24.00
Market capitalization	167,199	138,387	138,727		75,025	47,969
Selected ratios
Return on common equity (“ROE”):
Income from continuing operations	12%	8%	6%		15%	4%
Net income	13	8	6		16	4
Return on assets (“ROA”):(c)
Income from continuing operations	1.04	0.70	0.44		0.85	0.21
Net income	1.10	0.72	0.46		0.87	0.23
Tier 1 capital ratio	8.7	8.5	8.7		8.5	8.2
Total capital ratio	12.3	12.0	12.2		11.8	12.0
Overhead ratio	62	71	80		66	77
Selected balance sheet data (period-end)
Total assets	$1,351,520	$1,198,942	$1,157,248		$770,912	$758,800
Loans	483,127	419,148	402,114		214,766	216,364
Deposits	638,788	554,991	521,456		326,492	304,753
Long-term debt	133,421	108,357	95,422		48,014	39,751
Total stockholders’ equity	115,790	107,211	105,653		46,154	42,306
Headcount	174,360	168,847	160,968		96,367	97,124

(a)	On October 1, 2006, JPMorgan Chase & Co. completed the exchange of selected corporate trust businesses for the consumer, business banking and middle-market banking businesses of The Bank of New York Company Inc. The results of operations of these corporate trust businesses are being reported as discontinued operations for each of the periods presented.
(b)	JPMorgan Chase’s common stock is listed and traded on the New York Stock Exchange, the London Stock Exchange Limited and the Tokyo Stock Exchange. The high, low and closing prices of JPMorgan Chase’s common stock are from The New York Stock Exchange Composite Transaction Tape.
(c)	Represents Net income divided by Total average assets.
(d)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

Five-year stock performance
The following table and graph compare the five-year cumulative total return for JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”) common stock with the cumulative return of the S&P 500 Stock Index and the S&P Financial Index. The S&P 500 Index is a commonly referenced U.S. equity benchmark consisting of leading companies from different economic sectors. The S&P Financial Index is an index of 88 financial companies, all of which are within the S&P 500. The Firm is a component of both published industry indices.
The following table and graph assume $100 invested on December 31, 2001, in JPMorgan Chase common stock and $100 invested at that same time in each of the S&P indices. The comparison assumes that all dividends are reinvested.

	2001	2002	2003	2004	2005	2006

JPMorgan Chase	$100.00	$69.29	$111.06	$122.13	$129.15	$162.21
S&P Financial Index	100.00	85.00	111.38	123.50	131.53	156.82
S&P500	100.00	78.00	100.37	111.29	116.76	135.20

22	JPMorgan Chase & Co. / 2006 Annual Report

Management’s discussion and analysis
JPMorgan Chase & Co.

This section of the Annual Report provides management’s discussion and analysis (“MD&A”) of the financial condition and results of operations for JPMorgan Chase. See the Glossary of terms on pages 145–146 for definitions of terms used throughout this Annual Report. The MD&A included in this Annual Report contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause JPMorgan Chase’s results to differ materially from those set forth in such forward-looking statements. Certain of such risks and uncertainties are described herein (see Forward-looking statements on page 147 of this Annual Report) and in the JPMorgan Chase Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”), in Part I, Item 1A: Risk factors, to which reference is hereby made.

INTRODUCTION

JPMorgan Chase & Co., a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States, with $1.4 trillion in assets, $115.8 billion in stockholders’ equity and operations worldwide. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing, asset management and private equity. Under the JPMorgan and Chase brands, the Firm serves millions of customers in the United States and many of the world’s most prominent corporate, institutional and government clients.
JPMorgan Chase’s principal bank subsidiaries are JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), a national banking association with branches in 17 states; and Chase Bank USA, National Association (“Chase Bank USA, N.A.”), a national bank that is the Firm’s credit card issuing bank. JPMorgan Chase’s principal nonbank subsidiary is J.P. Morgan Securities Inc., the Firm’s U.S. investment banking firm.
JPMorgan Chase’s activities are organized, for management reporting purposes, into six business segments, as well as Corporate. The Firm’s wholesale businesses comprise the Investment Bank, Commercial Banking, Treasury & Securities Services and Asset Management segments. The Firm’s consumer businesses comprise the Retail Financial Services and Card Services segments. A description of the Firm’s business segments, and the products and services they provide to their respective client bases, follows.
Investment Bank
JPMorgan is one of the world’s leading investment banks, with deep client relationships and broad product capabilities. The Investment Bank’s clients are corporations, financial institutions, governments and institutional investors. The Firm offers a full range of investment banking products and services in all major capital markets, including advising on corporate strategy and structure, capital raising in equity and debt markets, sophisticated risk management, market-making in cash securities and derivative instruments, and research. The Investment Bank (“IB”) also commits the Firm’s own capital to proprietary investing and trading activities.
Retail Financial Services
Retail Financial Services (“RFS”), which includes Regional Banking, Mortgage Banking and Auto Finance reporting segments, helps meet the financial needs of consumers and businesses. RFS provides convenient consumer banking through the nation’s fourth-largest branch network and third-largest ATM network. RFS is a top-five mortgage originator and servicer, the second-largest home equity originator, the largest noncaptive originator of automobile loans and one of the largest student loan originators.
RFS serves customers through more than 3,000 bank branches, 8,500 ATMs and 270 mortgage offices, and through relationships with more than 15,000 auto dealerships and 4,300 schools and universities. More than 11,000 branch salespeople assist customers, across a 17-state footprint from New York to Arizona, with checking and savings accounts, mortgage, home equity and busi-
ness loans, investments and insurance. Over 1,200 additional mortgage officers provide home loans throughout the country.
Card Services
With more than 154 million cards in circulation and $152.8 billion in managed loans, Chase Card Services (“CS”) is one of the nation’s largest credit card issuers. Customers used Chase cards for over $339 billion worth of transactions in 2006.
Chase offers a wide variety of general-purpose cards to satisfy the needs of individual consumers, small businesses and partner organizations, including cards issued with AARP, Amazon, Continental Airlines, Marriott, Southwest Airlines, Sony, United Airlines, Walt Disney Company and many other well-known brands and organizations. Chase also issues private-label cards with Circuit City, Kohl’s, Sears Canada and BP.
Chase Paymentech Solutions, LLC, a joint venture with JPMorgan Chase and First Data Corporation, is the largest processor of MasterCard and Visa payments in the world, having handled over 18 billion transactions in 2006.
Commercial Banking
Commercial Banking (“CB”) serves more than 30,000 clients, including corporations, municipalities, financial institutions and not-for-profit entities. These clients generally have annual revenues ranging from $10 million to $2 billion. Commercial bankers serve clients nationally throughout the RFS footprint and in offices located in other major markets.
Commercial Banking offers its clients industry knowledge, experience, a dedicated service model, comprehensive solutions and local expertise. The Firm’s broad platform positions CB to deliver extensive product capabilities – including lending, treasury services, investment banking and asset management – to meet its clients’ U.S. and international financial needs.
Treasury & Securities Services
Treasury & Securities Services (“TSS”) is a global leader in providing transaction, investment and information services to support the needs of institutional clients worldwide. TSS is one of the largest cash management providers in the world and a leading global custodian. Treasury Services (“TS”) provides a variety of cash management products, trade finance and logistics solutions, wholesale card products, and liquidity management capabilities to small and midsized companies, multinational corporations, financial institutions and government entities. TS partners with the Commercial Banking, Retail Financial Services and Asset Management businesses to serve clients firmwide. As a result, certain TS revenues are included in other segments’ results. Worldwide Securities Services (“WSS”) stores, values, clears and services securities and alternative investments for investors and broker-dealers; and manages Depositary Receipt programs globally.

JPMorgan Chase & Co. / 2006 Annual Report	23

Management’s discussion and analysis
JPMorgan Chase & Co.

Asset Management
With assets under supervision of $1.3 trillion, Asset Management (“AM”) is a global leader in investment and wealth management. AM clients include institutions, retail investors and high-net-worth individuals in every major market throughout the world. AM offers global investment management in equities, fixed income, real estate, hedge funds, private equity and liquidity, including both money market instruments and bank deposits. AM also provides trust and estate and banking services to high-net-worth clients, and retirement services for corporations and individuals. The majority of AM’s client assets are in actively managed portfolios.
Merger with Bank One Corporation
Effective July 1, 2004, Bank One Corporation (“Bank One”) merged with and into JPMorgan Chase & Co. (the “Merger”). As a result of the Merger, each outstanding share of common stock of Bank One was converted in a stock-for-stock exchange into 1.32 shares of common stock of JPMorgan Chase & Co. The Merger was accounted for using the purchase method of accounting. Accordingly, the Firm’s results of operations for 2004 include six months of heritage JPMorgan Chase results and six months of the combined Firm’s results. For additional information regarding the Merger, see Note 2 on pages 95–96 of this Annual Report.
2006 Business events
Acquisition of the consumer, business banking and middle-market banking businesses of The Bank of New York in exchange for selected corporate trust businesses, including trustee, paying agent, loan agency and document management services
On October 1, 2006, JPMorgan Chase completed the acquisition of The Bank of New York Company, Inc.’s (“The Bank of New York”) consumer, business banking and middle-market banking businesses in exchange for selected corporate trust businesses plus a cash payment of $150 million. This acquisition added 339 branches and more than 400 ATMs, and it significantly strengthens RFS’s distribution network in the New York Tri-state area. The Bank of New York businesses acquired were valued at a premium of $2.3 billion; the Firm’s corporate trust businesses that were transferred (i.e., trustee, paying agent, loan agency and document management services) were valued at a premium of $2.2 billion. The Firm also may make a future payment to The Bank of New York of up to $50 million depending on certain new account openings. This transaction included the acquisition of approximately $7.7 billion in loans and $12.9 billion in deposits from The Bank of New York. The Firm also recognized core deposit intangibles of $485 million which will be amortized using an accelerated method over a 10 year period. JPMorgan Chase recorded an after-tax gain of $622 million related to this transaction in the fourth quarter of 2006.
JPMorgan Partners management
On August 1, 2006, the buyout and growth equity professionals of JPMorgan Partners (“JPMP”) formed an independent firm, CCMP Capital, LLC (“CCMP”), and the venture professionals separately formed an independent firm, Panorama Capital, LLC (“Panorama”). The investment professionals of CCMP and Panorama continue to manage the former JPMP investments pursuant to a management agreement with the Firm.
Sale of insurance underwriting business
On July 1, 2006, JPMorgan Chase completed the sale of its life insurance and annuity underwriting businesses to Protective Life Corporation for cash proceeds of approximately $1.2 billion, consisting of $900 million of cash received from Protective Life Corporation and approximately $300 million of preclosing dividends received from the entities sold. The after-tax impact of this transaction was negligible. The sale included both the heritage Chase insurance business and the insurance business that Bank One had bought from Zurich Insurance in 2003.
Acquisition of private-label credit card portfolio from Kohl’s Corporation
On April 21, 2006, JPMorgan Chase completed the acquisition of $1.6 billion of private-label credit card receivables and approximately 21 million accounts from Kohl’s Corporation (“Kohl’s”). JPMorgan Chase and Kohl’s have also entered into an agreement under which JPMorgan Chase will offer private-label credit cards to both new and existing Kohl’s customers.
Collegiate Funding Services
On March 1, 2006, JPMorgan Chase acquired, for approximately $663 million, Collegiate Funding Services, a leader in education loan servicing and consolidation. This acquisition included $6 billion of education loans and will enable the Firm to create a comprehensive education finance business.
Acquisition of certain operations from Paloma Partners
On March 1, 2006, JPMorgan Chase acquired the middle and back office operations of Paloma Partners Management Company (“Paloma”), which was part of a privately owned investment fund management group. The parties also entered into a multiyear contract under which JPMorgan Chase will provide daily operational services to Paloma. The acquired operations have been combined with JPMorgan Chase’s current hedge fund administration unit, JPMorgan Tranaut.
JPMorgan and Fidelity Brokerage Company
On February 28, 2006, the Firm announced a strategic alliance with Fidelity Brokerage to become the exclusive provider of new issue equity securities and the primary provider of fixed income products to Fidelity’s brokerage clients and retail customers, effectively expanding the Firm’s existing distribution platform.

24	JPMorgan Chase & Co. / 2006 Annual Report

EXECUTIVE OVERVIEW

This overview of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Annual Report. For a more complete understanding of events, trends and uncertainties, as well as the capital, liquidity, credit and market risks, and the Critical accounting estimates, affecting the Firm and its various lines of business, this Annual Report should be read in its entirety.

Financial performance of JPMorgan Chase

Year ended December 31,
(in millions, except per share and ratio data)	2006	2005	Change

Selected income statement data
Net revenue	$61,437	$53,748	14%
Provision for credit losses	3,270	3,483	(6)
Noninterest expense	38,281	38,426	—
Income from continuing operations	13,649	8,254	65
Income from discontinued operations	795	229	247
Net income	14,444	8,483	70

Diluted earnings per share
Income from continuing operations	$3.82	$2.32	65%
Net income	4.04	2.38	70
Return on common equity (“ROE”)
Income from continuing operations	12%	8%
Net income	13	8

Business overview
The Firm reported record 2006 net income of $14.4 billion, or $4.04 per share, compared with net income of $8.5 billion, or $2.38 per share, for 2005. The return on common equity was 13% compared with 8% in 2005. Reported results include discontinued operations related to the exchange of selected corporate trust businesses for the consumer, business banking and middle-market banking businesses of The Bank of New York. Discontinued operations produced $795 million of net income in 2006 compared with $229 million in the prior year. The primary driver of the increase was a one-time gain of $622 million related to the sale of the corporate trust business (for further information on discontinued operations see Note 3 on page 97 of this Annual Report). Income from continuing operations was a record $13.6 billion, or $3.82 per share, compared with $8.3 billion, or $2.32 per share, for 2005. For a detailed discussion of the Firm’s consolidated results of operations, see pages 28–31 of this Annual Report.
Effective December 31, 2006, William B. Harrison, Jr. retired as Chairman of the Board and was succeeded as Chairman by Chief Executive Officer James Dimon.
The Firm’s record 2006 results were affected positively by global economic conditions, investment in each line of business and the successful completion of milestones in the execution of its Merger integration plan. A key milestone related to the Merger integration was the New York Tri-state consumer conversion, which linked the Firm’s more than 2,600 branches in 17 states on a common systems platform (excluding 339 branches acquired from The Bank of New York on October 1, 2006). The Tri-state conversion, along with many other merger integration activities, resulted in continued efficiencies. As a result the Firm made significant progress toward reaching its annual merger-related savings target of approximately $3.0 billion by the end of 2007. The Firm realized approximately $675 million of incremental merger savings in 2006, bringing estimated cumulative savings for 2006 to $2.5 billion, and the annualized run-rate of savings entering 2007 is approximately $2.8 billion. In order to achieve these savings, the Firm expensed Merger costs of $305 million during the year (including a modest amount of costs related to The Bank of New York transaction), bringing the total cumulative amount expensed since the Merger announcement to approximately $3.4 billion (including capitalized costs). Management currently estimates remaining Merger costs of approximately $400 million, which are expected to be incurred during 2007 and will include a modest amount of expense related to the acquisition of The Bank of New York’s consumer, business banking and middle-market banking businesses.
The Firm also continued active management of its portfolio of businesses during 2006. Actions included: exchanging selected corporate trust businesses for the consumer, business banking and middle-market banking businesses of The Bank of New York; divesting the insurance underwriting business; purchasing Collegiate Funding Services to develop further the education finance business; acquiring Kohl’s private-label credit card portfolio; acquiring the middle and back office operations of Paloma Partners to expand the Firm’s hedge fund administration capabilities; and announcing a strategic alliance with Fidelity Brokerage to provide new issue equity and fixed income products.
In 2006, the global economy continued to expand, which supported continued rapid growth in the emerging market economies. Global gross domestic product increased by an estimated 5%, with the European economy gaining momentum, Japan making steady progress and emerging Asian economies expanding approximately 8%. The U.S. economy rebounded early in the year from the prior-year hurricane disruptions, but weakened in the second half of the year as home construction declined, automobile manufacturing weakened and the benefit of reconstruction from hurricane disruptions dissipated. The U.S. experienced rising interest rates during the first half of the year, as the Federal Reserve Board increased the federal funds rate from 4.25% to 5.25%. With an anticipated slowing of economic growth, lower inflation and stabilizing energy prices, the federal funds rate was held steady during the second half of the year. The yield curve subsequently inverted as receding inflation expectations pushed long-term interest rates below the federal funds rate. Equity markets, both domestic and international, reflected positive performance, with the S&P 500 up 13% on average and international indices increasing 16% on average during 2006. Global capital markets activity was strong during 2006, with debt and equity underwriting and merger and acquisition activity surpassing 2005 levels. Demand for wholesale loans in the U.S. was strong with growth of approximately 14%, while U.S. consumer loans grew an estimated 4% during 2006. U.S. consumer spending grew at a solid pace, supported by strong equity markets, low unemployment and income growth, and lower energy prices in the second half of the year. This strength came despite a significant decline in real estate appreciation.
The 2006 economic environment was a contributing factor to the performance of the Firm and each of its businesses. The overall economic expansion, strong level of capital markets activity and positive performance in equity markets helped to drive new business volume and organic growth within each of the Firm’s businesses while also contributing to the stable credit quality within the loan portfolio. However, the interest rate environment affected negatively wholesale loan spread and consumer loan and deposit spreads. Spreads related to wholesale liabilities widened compared with the prior year, but this benefit declined over the course of 2006.

JPMorgan Chase & Co. / 2006 Annual Report	25

Management’s discussion and analysis
JPMorgan Chase & Co.

The discussion that follows highlights the performance of each business segment compared with the prior year, and discusses results on a managed basis unless otherwise noted. For more information about managed basis, See Explanation and reconciliation of the Firm’s use of non-GAAP financial measures on pages 32–33 of this Annual Report.
Investment Bank net income was flat compared with the prior year, as record revenue was offset by higher compensation expense and a provision for credit losses compared with a benefit in the prior year. Revenue benefited from investments in key business initiatives, increased market share and higher global capital markets activity. Record investment banking fees were driven by record debt and equity underwriting fees and strong advisory fees. Fixed income markets revenue set a new record with strength in credit markets, emerging markets and currencies. Equity markets revenue was also at a record level, reflecting strength in cash equities and equity derivatives. The current-year Provision for credit losses reflects portfolio activity; credit quality remained stable. The increase in expense was primarily the result of higher performance-based compensation including the impact of a higher ratio of compensation expense to revenue and the adoption of SFAS 123R.
Retail Financial Services net income was down from the prior year as lower results in Mortgage Banking were offset partially by improved performance in Regional Banking and Auto Finance. Revenue declined due to lower revenue in Mortgage Banking, narrower loan and deposit spreads in Regional Banking and the sale of the insurance business on July 1, 2006. Deposit and loan spreads reflected the current interest rate and competitive environments. These factors were offset partially by increases in average deposit and loan balances and higher deposit-related and branch production fees in Regional Banking, which benefited from the continued investment in the retail banking distribution network and the overall strength of the U.S. economy. The provision for credit losses declined from the prior year due to the absence of a special provision related to Hurricane Katrina in 2005, partially offset by the establishment of additional allowance for loan losses related to loans acquired from The Bank of New York. Expense increased, reflecting the purchase of Collegiate Funding Services in the first quarter of 2006 and ongoing investments in the retail banking distribution network, with the net addition during the year of 438 branch offices (including 339 from The Bank of New York), 1,194 ATMs and over 500 personal bankers. Partially offsetting these increases were the sale of the insurance business and merger-related and other operating efficiencies.
Card Services net income was a record, increasing significantly compared with the prior year, primarily the result of a lower provision for credit losses. Net revenue (excluding the impact of the deconsolidation of Paymentech) declined slightly from the prior year. Net interest income was flat as the benefit of an increase in average managed loan balances, partially due to portfolio acquisitions as well as marketing initiatives, was offset by the challenging interest rate and competitive environments. Noninterest revenue declined as increased interchange income related to higher charge volume from increased consumer spending was more than offset by higher volume-driven payments to partners, including Kohl’s, and increased rewards expense. The managed provision for credit losses benefited from significantly lower bankruptcy-related credit losses following the new bankruptcy legislation that became effective in October 2005. Underlying credit quality remained strong. Expense (excluding the impact of the deconsolidation of Paymentech) increased driven by higher marketing spending and acquisitions, partially offset by merger savings.
Commercial Banking net income was a record in 2006. Record revenue benefited from higher liability balances, higher loan volumes and increased investment banking revenue, all of which benefited from increased sales efforts and U.S. economic growth. Partially offsetting these benefits were loan spread compression and a shift to narrower-spread liability products. The provision for credit losses increased compared with the prior year reflecting portfolio activity and the establishment of additional allowances for loan losses related to loans acquired from The Bank of New York, partially offset by a release of the unused portion of the special reserve established in 2005 for Hurricane Katrina. Credit quality remained stable. Expense increased due to higher compensation expense related to the adoption of SFAS 123R and increased expense related to higher client usage of Treasury Services’ products.
Treasury & Securities Services net income was a record and increased significantly over the prior year. Revenue was at a record level driven by higher average liability balances, business growth, increased product usage by clients and higher assets under custody, all of which benefited from global economic growth and capital markets activity. This growth was offset partially by a shift to narrower-spread liability products. Expense increased due to higher compensation related to business growth, investments in new products and the adoption of SFAS 123R. The expense increase was offset partially by the absence of a prior-year charge to terminate a client contract.
Asset Management net income was a record in 2006. Record revenue benefited from increased assets under management driven by net asset inflows and strength in global equity markets, and higher performance and placement fees. The Provision for credit losses was a benefit reflecting net loan recoveries. Expense increased due primarily to higher performance-based compensation, incremental expense from the adoption of SFAS 123R, and increased minority interest expense related to Highbridge Capital Management, LLC (“Highbridge”), offset partially by the absence of BrownCo.
Corporate segment reported significantly improved results (excluding the impact of discontinued operations, as discussed further, below) driven by lower expense, improved revenue and the benefit of tax audit resolutions. Revenue benefited from lower securities losses, improved net interest spread and a higher level of available-for-sale securities partially offset by the absence of the gain on the sale of BrownCo and lower Private Equity results. Expense benefited from the absence of prior-year litigation reserve charges, higher insurance recoveries relating to certain material litigation, lower merger-related costs and other operating efficiencies. These benefits were offset partially by incremental expense related to the adoption of SFAS 123R.
On October 1, 2006, the Firm completed the exchange of selected corporate trust businesses, including trustee, paying agent, loan agency and document management services, for the consumer, business banking and middle-market banking businesses of The Bank of New York. The corporate trust businesses, which were previously reported in TSS, were reported as discontinued operations. The related balance sheet and income statement activity is reflected in the Corporate segment for all periods presented. During 2006, these businesses produced $795 million of net income compared with net income of $229 million in the prior year. Net income from discontinued operations was significantly higher in 2006 due to a one-time after-tax gain of $622 million related to the sale of these businesses. A modest amount of costs associated with the acquisition side of this transaction are included in Merger costs.

26	JPMorgan Chase & Co. / 2006 Annual Report

Credit costs for the Firm were $5.5 billion compared with $7.3 billion in the prior year. The $1.8 billion decrease was due primarily to lower bankruptcy-related losses in Card Services and the release in the current year of a portion of the $400 million special provision related to Hurricane Katrina that was taken in 2005. The decline was partially offset by an increase in the wholesale provision. The wholesale provision was $321 million compared with a benefit of $811 million in the prior year. The increase was due primarily to portfolio activity, partly offset by a decrease in nonperforming loans. Credit quality in the wholesale portfolio was stable. The benefit in 2005 was due to improvement in credit quality, reflected by significant reductions in criticized exposures and nonperforming loans. Consumer provision for credit losses was $5.2 billion compared with $8.1 billion in the prior year. The reduction primarily reflected the impact of significantly lower bankruptcy-related credit losses and a special provision for credit losses in 2005 related to Hurricane Katrina.
The Firm had, at year end, total stockholders’ equity of $115.8 billion, and a Tier 1 capital ratio of 8.7%. The Firm purchased $3.9 billion, or 91 million shares of common stock during the year.
2007 Business outlook
The following forward-looking statements are based upon the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause JPMorgan Chase’s results to differ materially from those set forth in such forward-looking statements.
JPMorgan Chase’s outlook for 2007 should be viewed against the backdrop of the global economy, financial markets activity and the geopolitical environment, all of which are linked integrally. While the Firm considers outcomes for, and has contingency plans to respond to, stress environments, the basic outlook for 2007 is predicated on the interest rate movements implied in the forward rate curve for U.S. Treasury securities, the continuation of favorable U.S. and international equity markets and continued expansion of the global economy.
The Investment Bank enters 2007 with a strong investment banking fee pipeline and remains focused on developing new products and capabilities. Asset Management anticipates growth driven by continued net asset inflows. Commercial Banking and Treasury & Securities Services expect growth due to increased business activity and product sales with some competitive and rate pressures. However, the performance of the Firm’s wholesale businesses will be affected by overall global economic growth and by financial market movements and activity levels in any given period.
Retail Financial Services anticipates benefiting from the continued expansion of the branch network and sales force, including the addition of The Bank of New York’s 339 branches, and improved sales productivity and cross-selling in the branches. Loan and deposit spreads are expected to experience continued compression due to the interest rate and competitive environments.
Card Services anticipates growth in managed receivables and sales volume, both of which are expected to benefit from marketing initiatives and new partnerships. Expenditures on marketing are expected to be lower than the 2006 level.
In the Corporate segment, the revenue outlook for the Private Equity business is directly related to the strength of the equity markets and the performance of the underlying portfolio investments. If current market conditions persist, the Firm anticipates continued realization of private equity gains in 2007, but results can be volatile from quarter to quarter. Management believes that the net loss in Treasury and Other Corporate, on a combined basis, will be approximately $50 to $100 million per quarter in 2007, reflecting merger savings and other expense efficiency initiatives, such as less excess real estate.
The Provision for credit losses in 2007 is anticipated to be higher than in 2006, primarily driven by a trend toward a more normal level of provisioning for credit losses in both the wholesale and consumer businesses. The consumer Provision for credit losses should reflect a higher level of net charge-offs as bankruptcy filings continue to increase from the significantly lower than normal levels experienced in 2006 related to the change in bankruptcy law in 2005.
Firmwide expenses are anticipated to reflect investments in each business, continued merger savings and other operating efficiencies. Annual Merger savings are expected to reach approximately $3.0 billion by the end of 2007, upon the completion of the last significant conversion activity, the wholesale deposit conversion scheduled for the second half of 2007. Offsetting merger savings will be continued investment in distribution enhancements and new product offerings, and expenses related to recent acquisitions including The Bank of New York transaction. Merger costs of approximately $400 million are expected to be incurred during 2007 (including a modest amount related to The Bank of New York transaction). These additions are expected to bring total cumulative merger costs to $3.8 billion by the end of 2007.

JPMorgan Chase & Co. / 2006 Annual Report	27

Management’s discussion and analysis
JPMorgan Chase & Co.
CONSOLIDATED RESULTS OF OPERATIONS

The following section provides a comparative discussion of JPMorgan Chase’s consolidated results of operations on a reported basis for the three-year period ended December 31, 2006. Factors that are related primarily to a single business segment are discussed in more detail within that business segment than they are in this consolidated section. Total net revenue, Noninterest expense and Income tax expense have been revised to reflect the impact of discontinued operations. For a discussion of the Critical accounting estimates used by the Firm that affect the Consolidated results of operations, see pages 83–85 of this Annual Report.
Revenue

Year ended December 31, (in millions)	2006	2005	2004	(a)

Investment banking fees	$5,520	$4,088	$3,536
Principal transactions	10,346	7,669	5,148
Lending & deposit related fees	3,468	3,389	2,672
Asset management, administration
and commissions	11,725	9,891	7,682
Securities gains (losses)	(543)	(1,336)	338
Mortgage fees and related income	591	1,054	803
Credit card income	6,913	6,754	4,840
Other income	2,175	2,684	826

Noninterest revenue	40,195	34,193	25,845
Net interest income	21,242	19,555	16,527

Total net revenue	$61,437	$53,748	$42,372

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
2006 compared with 2005
Total net revenue for 2006 was $61.4 billion, up by $7.7 billion, or 14%, from the prior year. The increase was due to higher Principal transactions, primarily from strong trading revenue results, record Asset management, administration and commissions revenue, and record Investment banking fees. Also contributing to the increase was higher Net interest income and lower securities portfolio losses. These improvements were offset partially by a decline in Other income partly as a result of the gain recognized in 2005 on the sale of BrownCo, and lower Mortgage fees and related income.
The increase in Investment banking fees was driven by record debt and equity underwriting as well as strong advisory fees. For a further discussion of Investment banking fees, which are recorded primarily in the IB, see the IB segment results on pages 36–37 of this Annual Report.
Principal transactions revenue consists of realized and unrealized gains and losses from trading activities, including physical commodities inventories that are accounted for at the lower of cost or fair value, primarily in the IB, and Private equity gains and losses, primarily in the private equity business of Corporate. Trading revenue increased compared with 2005 due to record performance in Equity and Fixed income markets. For a further discussion of Principal transactions revenue, see the IB and Corporate segment results on pages 36–37 and 53–54, respectively, of this Annual Report.
Lending & deposit related fees rose slightly in comparison with 2005 as a result of higher fee income on deposit-related fees and, in part, from The Bank of New York transaction. For a further discussion of the change in Lending & deposit related fees, which are recorded in RFS, see the RFS segment results on pages 38–42 of this Annual Report.
The increase in Asset management, administration and commissions revenue in 2006 was driven by growth in assets under management in AM, which exceeded $1 trillion at the end of 2006, higher equity-related commissions in IB and higher performance and placement fees. The growth in assets under management reflected net asset inflows in the institutional and retail segments. Also contributing to the increase were higher assets under custody in TSS driven by market value appreciation and new business; and growth in depositary receipts, securities lending and global clearing, all of which were driven by a combination of increased product usage by existing clients and new business. In addition, commissions in the IB rose as a result of strength across regions, partly offset by the sale of the insurance business and BrownCo. For additional information on these fees and commissions, see the segment discussions for AM on pages 50–52, TSS on pages 48–49 and RFS on pages 38–42, of this Annual Report.
The favorable variance in Securities gains (losses) was due primarily to lower Securities losses in Treasury in 2006 from portfolio repositioning activities in connection with the management of the Firm’s assets and liabilities. For a further discussion of Securities gains (losses), which are mostly recorded in the Firm’s Treasury business, see the Corporate segment discussion on pages 53–54 of this Annual Report.
Mortgage fees and related income declined in comparison with 2005 reflecting a reduction in net mortgage servicing revenue and higher losses on mortgage loans transferred to held-for-sale. These declines were offset partly by growth in production revenue as a result of higher volume of loans sales and wider gain on sale margins. Mortgage fees and related income exclude the impact of NII and AFS securities gains related to mortgage activities. For a discussion of Mortgage fees and related income, which is recorded primarily in RFS’s Mortgage Banking business, see the Mortgage Banking discussion on page 41 of this Annual Report.
Credit card income increased from 2005, primarily from higher customer charge volume that favorably impacted interchange income and servicing fees earned in connection with securitization activities, which benefited from lower credit losses incurred on securitized credit card loans. These increases were offset partially by increases in volume-driven payments to partners, expenses related to reward programs, and interest paid to investors in the securitized loans. Credit card income also was impacted negatively by the deconsolida-tion of Paymentech in the fourth quarter of 2005.
The decrease in Other income compared with the prior year was due to a $1.3 billion pretax gain recognized in 2005 on the sale of BrownCo and lower gains from loan workouts. Partially offsetting these two items were higher automobile operating lease revenue; an increase in equity investment income, in particular, from Chase Paymentech Solutions, LLC; and a pretax gain of $103 million on the sale of MasterCard shares in its initial public offering.
Net interest income rose due largely to improvement in Treasury’s net interest spread and increases in wholesale liability balances, wholesale and consumer loans, available-for-sale securities, and consumer deposits. Increases in consumer and wholesale loans and deposits included the impact of The Bank of New York transaction. These increases were offset partially by narrower spreads on both trading-related assets and loans, a shift to narrower-spread deposit products, RFS’s sale of the insurance business and the absence of BrownCo in AM. The Firm’s total average interest-earning assets for 2006 were $995.5 billion, up 11% from the prior year, primarily as a result of an increase in loans and other liquid earning assets, partially offset by a decline in interests in purchased receivables as a result of the restructuring and deconsolidation during the second quarter of 2006 of certain multi-seller con-

28	JPMorgan Chase & Co. / 2006 Annual Report

duits that the Firm administered. The net yield on interest-earning assets, on a fully taxable-equivalent basis, was 2.16%, a decrease of four basis points from the prior year. For a further discussion of Net interest income, see the Business Segment Results section on pages 34–35 of this Annual Report.
2005 compared with 2004
Total net revenue for 2005 was $53.7 billion, up 27% from 2004, primarily due to the Merger, which affected every revenue category. The increase from 2004 also was affected by a $1.3 billion gain on the sale of BrownCo; higher Principal transactions revenue; and higher Asset management, administration and commissions, which benefited from several new investments and growth in Assets under management and Assets under custody. These increases were offset partly by available-for-sale (“AFS”) securities losses as a result of repositioning of the Firm’s Treasury investment portfolio. The discussions that follow highlight factors other than the Merger that affected the 2005 versus 2004 comparison.
The increase in Investment banking fees was driven by strong growth in advisory fees resulting in part from the Cazenove business partnership. For a further discussion of Investment banking fees, which are primarily recorded in the IB, see the IB segment results on pages 36–37 and Note 2 on page 97 of this Annual Report.
Revenue from Principal transactions increased compared with 2004, driven by stronger, although volatile, trading results across commodities, emerging markets, rate markets and currencies. Private equity gains were higher due to a continuation of favorable capital markets conditions. For a further discussion of Principal transactions revenue, see the IB and Corporate segment results on pages 36–37 and 53–54, respectively, of this Annual Report.
The higher Lending & deposit related fees were driven by the Merger; absent the effects of the Merger, the deposit-related fees would have been lower due to rising interest rates. In a higher interest rate environment, the value of deposit balances to a customer is greater, resulting in a reduction of deposit-related fees. For a further discussion of liability balances (including deposits) see the CB and TSS segment discussions on pages 46–47 and 48–49, respectively, of this Annual Report.
The increase in Asset management, administration and commissions revenue was driven by incremental fees from several new investments, including the acquisition of a majority interest in Highbridge, the Cazenove business partnership and the acquisition of Vastera. Also contributing to the higher level of revenue was an increase in Assets under management, reflecting net asset inflows in equity-related products and global equity market appreciation. In addition, Assets under custody were up due to market value appreciation and new business. Commissions rose as a result of a higher volume of brokerage transactions. For additional information on these fees and commissions, see the segment discussions for IB on pages 36–37, AM on pages 50–52 and TSS on pages 48–49 of this Annual Report.
The decline in Securities gains (losses) reflected $1.3 billion of securities losses, as compared with $338 million of gains in 2004. The losses were due to repositioning of the Firm’s Treasury investment portfolio, to manage exposure to interest rates. For a further discussion of Securities gains (losses), which are recorded primarily in the Firm’s Treasury business, see the Corporate segment discussion on pages 53–54 of this Annual Report.
Mortgage fees and related income increased due to improved MSR risk-management results. For a discussion of Mortgage fees and related income, which is recorded primarily in RFS’s Mortgage Banking business, see the segment discussion for RFS on pages 38–42 of this Annual Report.
Credit card income rose as a result of higher interchange income associated with the increase in charge volume. This increase was offset partially by higher volume-driven payments to partners and rewards expense. For a further discussion of Credit card income, see CS segment results on pages 43–45 of this Annual Report.
The increase in Other income primarily reflected a $1.3 billion pretax gain on the sale of BrownCo; higher gains from loan workouts and loan sales; and higher automobile operating lease income.
Net interest income rose as a result of higher average volume of, and wider spreads on, liability balances. Also contributing to the increase was higher average volume of wholesale and consumer loans, in particular, real estate and credit card loans, which partly reflected a private label portfolio acquisition by CS. These increases were offset partially by narrower spreads on consumer and wholesale loans and on trading-related assets, as well as the impact of the repositioning of the Treasury investment portfolio, and the reversal of revenue related to increased bankruptcies in CS. The Firm’s total average interest-earning assets in 2005 were $899.1 billion, up 23% from the prior year. The net interest yield on these assets, on a fully taxable-equivalent basis, was 2.20%, a decrease of seven basis points from the prior year.
Provision for credit losses

Year ended December 31,
(in millions)	2006	2005	2004	(a)

Provision for credit losses	$3,270	$3,483	$2,544

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
2006 compared with 2005
The Provision for credit losses in 2006 declined $213 million from the prior year due to a $1.3 billion decrease in the consumer Provision for credit losses, partly offset by a $1.1 billion increase in wholesale Provision for credit losses. The decrease in the consumer provision was driven by CS, reflecting lower bankruptcy-related losses, partly offset by higher contractual net charge-offs. The 2005 consumer provision also reflected $350 million of a special provision related to Hurricane Katrina, a portion of which was released in the current year. The increase in the wholesale provision was due primarily to portfolio activity, partly offset by a decrease in nonperforming loans. The benefit in 2005 was due to strong credit quality, reflected in significant reductions in criticized exposure and nonperforming loans. Credit quality in the wholesale portfolio was stable. For a more detailed discussion of the loan portfolio and the Allowance for loan losses, refer to Credit risk management on pages 64–76 of this Annual Report.
2005 compared with 2004
The Provision for credit losses was $3.5 billion, an increase of $939 million, or 37%, from 2004, reflecting the full-year impact of the Merger. The wholesale Provision for credit losses was a benefit of $811 million for the year compared with a benefit of $716 million in the prior year, reflecting continued strength in credit quality. The wholesale loan net recovery rate was 0.06% in 2005, an improvement from a net charge-off rate of 0.18% in the prior year. The total consumer Provision for credit losses was $4.3 billion, $1.9 billion higher than the prior year, primarily due to the Merger, higher bankruptcy-related net charge-offs in Card Services and a $350 million special provision for Hurricane Katrina. Also included in 2004 were accounting policy conformity adjustments as a result of the Merger. Excluding these items, the consumer portfolio continued to show strength in credit quality.

JPMorgan Chase & Co. / 2006 Annual Report	29

Management’s discussion and analysis
JPMorgan Chase & Co.

Noninterest expense

Year ended December 31,
(in millions)	2006	2005	2004	(a)

Compensation expense	$21,191	$18,065	$14,291
Occupancy expense	2,335	2,269	2,058
Technology, communications and
equipment expense	3,653	3,602	3,687
Professional & outside services	3,888	4,162	3,788
Marketing	2,209	1,917	1,335
Other expense	3,272	6,199	6,537
Amortization of intangibles	1,428	1,490	911
Merger costs	305	722	1,365

Total noninterest expense	$38,281	$38,426	$33,972

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
2006 compared with 2005
Total noninterest expense for 2006 was $38.3 billion, down slightly from the prior year. The decrease was due to material litigation-related insurance recoveries of $512 million in 2006 compared with a net charge of $2.6 billion (includes $208 million material litigation-related insurance recoveries) in 2005, primarily associated with the settlement of the Enron and WorldCom class action litigations and for certain other material legal proceedings. Also contributing to the decrease were lower Merger costs, the deconsolidation of Paymentech, the sale of the insurance business, and merger-related savings and operating efficiencies. These items were offset mostly by higher performance-based compensation and incremental expense of $712 million related to SFAS 123R, the impact of acquisitions and investments in businesses, as well as higher Marketing expenditures.
The increase in Compensation expense from 2005 was primarily a result of higher performance-based incentives, incremental expense related to SFAS 123R of $712 million for 2006, and additional headcount in connection with growth in business volume, acquisitions, and investments in the businesses. These increases were offset partially by merger-related savings and other expense efficiencies throughout the Firm. For a detailed discussion of the adoption of SFAS 123R and employee stock-based incentives see Note 8 on pages 105–107 of this Annual Report.
The increase in Occupancy expense from 2005 was due to ongoing investments in the retail distribution network, which included the incremental expense from The Bank of New York branches, partially offset by merger-related savings and other operating efficiencies.
The slight increase in Technology, communications and equipment expense for 2006 was due primarily to higher depreciation expense on owned automobiles subject to operating leases and higher technology investments to support business growth, partially offset by merger-related savings and operating efficiencies.
Professional & outside services decreased from 2005 due to merger-related savings and operating efficiencies, lower legal fees associated with several legal matters settled in 2005 and the Paymentech deconsolidation. The decrease was offset partly by acquisitions and business growth.
Marketing expense was higher compared with 2005, reflecting the costs of campaigns for credit cards.
Other expense was lower due to significant litigation-related charges of $2.8 billion in 2005, associated with the settlement of the Enron and WorldCom class action litigations and certain other material legal proceedings. In addition, the Firm recognized insurance recoveries of $512 million and $208 million, in 2006 and 2005, respectively, pertaining to certain material litigation matters. For a fur-
ther discussion of litigation, refer to Note 27 on pages 130–131 of this Annual Report. Also contributing to the decline from the prior year were charges of $93 million in connection with the termination of a client contract in TSS in 2005; and in RFS, the sale of the insurance business in the third quarter of 2006. These items were offset partially by higher charges related to other litigation, and the impact of growth in business volume, acquisitions and investments in the businesses.
For discussion of Amortization of intangibles and Merger costs, refer to Note 16 and Note 9 on pages 121–123 and 108, respectively, of this Annual Report.
2005 compared with 2004
Noninterest expense for 2005 was $38.4 billion, up 13% from 2004, primarily due to the full-year impact of the Merger. Excluding Litigation reserve charges and Merger costs, Noninterest expense would have been $35.1 billion, up 22%. In addition to the Merger, expenses increased as a result of higher performance-based incentives, continued investment spending in the Firm’s businesses and incremental marketing expenses related to launching the new Chase brand, partially offset by merger-related savings and operating efficiencies throughout the Firm. Each category of Noninterest expense was affected by the Merger. The discussions that follow highlight factors other than the Merger that affected the 2005 versus 2004 comparison.
Compensation expense rose as a result of higher performance-based incentives; additional headcount due to the insourcing of the Firm’s global technology infrastructure (effective December 31, 2004, when JPMorgan Chase terminated the Firm’s outsourcing agreement with IBM); the impact of several investments, including Cazenove, Highbridge and Vastera; the accelerated vesting of certain employee stock options; and business growth. The effect of the termination of the IBM outsourcing agreement was to shift expenses from Technology and communications expense to Compensation expense. The increase in Compensation expense was offset partially by merger-related savings throughout the Firm. For a detailed discussion of employee stock-based incentives, see Note 8 on pages 105–107 of this Annual Report.
The increase in Occupancy expense was due primarily to the Merger, partially offset by lower charges for excess real estate and a net release of excess property tax accruals, as compared with $103 million of charges for excess real estate in 2004.
Technology and communications expense was down slightly. This reduction reflects the offset of six months of the combined Firm’s results for 2004 against the full-year 2005 impact from termination of the JPMorgan Chase outsourcing agreement with IBM. The reduction in Technology and communications expense due to the outsourcing agreement termination is offset mostly by increases in Compensation expense related to additional headcount and investments in the Firm’s hardware and software infrastructure.
Professional and outside services were higher compared with the prior year as a result of the insourcing of the Firm’s global technology infrastructure, upgrades to the Firm’s systems and technology, and business growth. These expenses were offset partially by operating efficiencies.
Marketing expense was higher compared with the prior year, primarily as a result of the Merger and the cost of advertising campaigns to launch the new Chase brand.

30	JPMorgan Chase & Co. / 2006 Annual Report

The decrease in Other expense reflected lower litigation reserve charges for certain material legal proceedings in 2005: $1.9 billion related to the settlement of the Enron class action litigation and for certain other material legal proceedings, and $900 million for the settlement of the WorldCom class action litigation; and in 2004, $3.7 billion to increase litigation reserves. Also contributing to the decrease were a $208 million insurance recovery related to certain material litigation, lower software impairment write-offs, merger-related savings and operating efficiencies. These were offset partially by $93 million in charges taken by TSS to terminate a client contract and a $40 million charge taken by RFS related to the dissolution of a student loan joint venture.
For a discussion of Amortization of intangibles and Merger costs, refer to Note 16 and Note 9 on pages 121–123 and 108, respectively, of this Annual Report.
Income tax expense
The Firm’s Income from continuing operations before income tax expense, Income tax expense and Effective tax rate were as follows for each of the periods indicated:

Year ended December 31,
(in millions, except rate)	2006	2005	2004	(a)

Income from continuing operations
before income tax expense	$19,886	$11,839	$5,856
Income tax expense	6,237	3,585	1,596
Effective tax rate	31.4%	30.3%	27.3%

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
2006 compared with 2005
The increase in the effective tax rate for 2006, as compared with the prior year, was primarily the result of higher reported pretax income combined with changes in the proportion of income subject to federal, state and local taxes. Also contributing to the increase in the effective tax rate were the litigation charges in 2005 and lower Merger costs, reflecting a tax benefit at a 38% marginal tax rate, partially offset by benefits related to tax audit resolutions of $367 million in 2006.
2005 compared with 2004
The increase in the effective tax rate was primarily the result of higher reported pretax income combined with changes in the proportion of income subject to federal, state and local taxes. Also contributing to the increase were lower 2005 litigation charges and a gain on the sale of BrownCo, which were taxed at marginal tax rates of 38% and 40%, respectively. These increases were offset partially by a tax benefit in 2005 of $55 million recorded in connection with the repatriation of foreign earnings.
Income from discontinued operations
As a result of the transaction with The Bank of New York on October 1, 2006, the results of operations of the selected corporate trust businesses (i.e., trustee, paying agent, loan agency and document management services) were reported as discontinued operations.
The Firm’s Income from discontinued operations (after-tax) were as follows for each of the periods indicated:

Year ended December 31,
(in millions)	2006	2005	2004	(a)

Income from discontinued operations	$795	$229	$206

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
The increases from the prior two periods in Income from discontinued operations were due primarily to a gain of $622 million from exiting the corporate trust business in the fourth quarter of 2006.

JPMorgan Chase & Co. / 2006 Annual Report	31

Management’s discussion and analysis
JPMorgan Chase & Co.
EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES

The Firm prepares its Consolidated financial statements using accounting principles generally accepted in the United States of America (“U.S. GAAP”); these financial statements appear on pages 90–93 of this Annual Report. That presentation, which is referred to as “reported basis,” provides the reader with an understanding of the Firm’s results that can be tracked consistently from year to year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.
Effective January 1, 2006, JPMorgan Chase’s presentation of “operating earnings,” which excluded merger costs and material litigation reserve charges and recoveries from reported results, was eliminated. These items had been excluded previously from operating results because they were deemed nonrecurring; they are included now in the Corporate segment’s results. In addition, trading-related net interest income no longer is reclassified from Net interest income to Principal transactions.
In addition to analyzing the Firm’s results on a reported basis, management reviews the Firm’s and the lines’ of business results on a “managed” basis, which is a non-GAAP financial measure. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications that assumes credit card loans securitized by CS remain on the balance sheet and presents revenue on a fully taxable-equivalent (“FTE”) basis. These adjustments do not have any impact on Net income as reported by the lines of business or by the Firm as a whole.
The presentation of CS results on a managed basis assumes that credit card loans that have been securitized and sold in accordance with SFAS 140 still remain on the balance sheet and that the earnings on the securitized loans are classified in the same manner as the earnings on retained loans recorded on the balance sheet. JPMorgan Chase uses the concept of managed basis to evaluate the credit performance and overall financial performance of the entire

The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis:
(Table continues on next page)

Year ended December 31,	2006				2005
(in millions, except	Reported	Credit	Tax-equivalent	Managed	Reported	Credit	Tax-equivalent	Managed
per share and ratio data)	results	card (b)	adjustments	basis	results	card (b)	adjustments	basis

Revenue
Investment banking fees	$5,520	$—	$—	$5,520	$4,088	$—	$—	$4,088
Principal transactions	10,346	—	—	10,346	7,669	—	—	7,669
Lending & deposit related fees	3,468	—	—	3,468	3,389	—	—	3,389
Asset management, administration and commissions	11,725	—	—	11,725	9,891	—	—	9,891
Securities gains (losses)	(543)	—	—	(543)	(1,336)	—	—	(1,336)
Mortgage fees and related income	591	—	—	591	1,054	—	—	1,054
Credit card income	6,913	(3,509)	—	3,404	6,754	(2,718)	—	4,036
Other income	2,175	—	676	2,851	2,684	—	571	3,255

Noninterest revenue	40,195	(3,509)	676	37,362	34,193	(2,718)	571	32,046
Net interest income	21,242	5,719	228	27,189	19,555	6,494	269	26,318

Total net revenue	61,437	2,210	904	64,551	53,748	3,776	840	58,364
Provision for credit losses	3,270	2,210	—	5,480	3,483	3,776	—	7,259
Noninterest expense	38,281	—	—	38,281	38,426	—	—	38,426

Income from continuing operations before income tax expense	19,886	—	904	20,790	11,839	—	840	12,679
Income tax expense	6,237	—	904	7,141	3,585	—	840	4,425

Income from continuing operations	13,649	—	—	13,649	8,254	—	—	8,254
Income from discontinued operations	795	—	—	795	229	—	—	229

Net income	$14,444	$—	$—	$14,444	$8,483	$—	$—	$8,483

Income from continuing operations – diluted earnings per share	$3.82	$—	$—	$3.82	$2.32	$—	$—	$2.32

Return on common equity (a)	12%	—%	—%	12%	8%	—%	—%	8%
Return on common equity less goodwill(a)	20	—	—	20	13	—	—	13
Return on assets (a)	1.04	NM	NM	1.00	0.70	NM	NM	0.67
Overhead ratio	62	NM	NM	59	71	NM	NM	66

Loans–Period-end	$483,127	$66,950	$—	$550,077	$419,148	$70,527	—	$489,675
Total assets – average	1,313,794	65,266	—	1,379,060	1,185,066	67,180	—	1,252,246

(a)	Based on Income from continuing operations
(b)	The impact of credit card securitizations affects CS. See pages 43–45 of this Annual Report for further information.
(c)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

32	JPMorgan Chase & Co. / 2006 Annual Report

managed credit card portfolio. Operations are funded and decisions are made about allocating resources, such as employees and capital, based upon managed financial information. In addition, the same underwriting standards and ongoing risk monitoring are used for both loans on the balance sheet and securitized loans. Although securitizations result in the sale of credit card receivables to a trust, JPMorgan Chase retains the ongoing customer relationships, as the customers may continue to use their credit cards; accordingly, the customer’s credit performance will affect both the securitized loans and the loans retained on the balance sheet. JPMorgan Chase believes managed basis information is useful to investors, enabling them to understand both the credit risks associated with the loans reported on the balance sheet and the Firm’s retained interests in securitized loans. For a reconciliation of reported to managed basis of CS results, see Card Services segment results on pages 43–45 of this Annual Report. For information regarding the securitization process, and loans and residual interests sold and securitized, see Note 14 on pages 114–118 of this Annual Report.
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
Management also uses certain non-GAAP financial measures at the segment level because it believes these non-GAAP financial measures provide information to investors about the underlying operational performance and trends of the particular business segment and therefore facilitate a comparison of the business segment with the performance of its competitors.

(Table continued from previous page)

2004(c)
Reported	Credit	Tax-equivalent	Managed
results	card (b)	adjustments	basis

$3,536	$—	$—	$3,536
5,148	—	—	5,148
2,672	—	—	2,672
7,682	—	—	7,682
338	—	—	338
803	—	—	803
4,840	(2,267)	—	2,573
826	(86)	317	1,057

25,845	(2,353)	317	23,809
16,527	5,251	6	21,784

42,372	2,898	323	45,593
2,544	2,898	—	5,442
33,972	—	—	33,972

5,856	—	323	6,179
1,596	—	323	1,919

4,260	—	—	4,260

206	—	—	206

$4,466	$—	$—	$4,466

$1.48	$—	$—	$1.48

6%	—%	—%	6%
8	—	—	8
0.44	NM	NM	0.43
80	NM	NM	75

$402,114	$70,795	—	$472,909
962,556	51,084	—	1,013,640

Calculation of Certain GAAP and Non-GAAP Metrics
The table below reflects the formulas used to calculate both the following GAAP and non-GAAP measures:
Return on common equity
Net income* / Average common stockholders’ equity
Return on common equity less goodwill(a)
Net income* / Average common stockholders’ equity less goodwill
Return on assets

Reported	Net income / Total average assets

Managed	Net income / Total average managed assets (b) (including average securitized credit card receivables)
Overhead ratio
Total noninterest expense / Total net revenue
* Represents Net income applicable to common stock

(a)	The Firm uses Return on common equity less goodwill, a non-GAAP financial measure, to evaluate the operating performance of the Firm and to facilitate comparisons to competitors.
(b)	The Firm uses Return on managed assets, a non-GAAP financial measure, to evaluate the overall performance of the managed credit card portfolio, including securitized credit card loans.

JPMorgan Chase & Co. / 2006 Annual Report	33

Management’s discussion and analysis
JPMorgan Chase & Co.
BUSINESS SEGMENT RESULTS

The Firm is managed on a line-of-business basis. The business segment financial results presented reflect the current organization of JPMorgan Chase. There are six major reportable business segments: the Investment Bank, Retail Financial Services, Card Services, Commercial Banking, Treasury & Securities Services and Asset Management, as well as a Corporate segment. The seg-
ments are based upon the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. Segment results for 2004 include six months of the combined Firm’s results and six months of heritage JPMorgan Chase only.

Description of business segment reporting methodology
Results of the business segments are intended to reflect each segment as if it were essentially a stand-alone business. During 2006, JPMorgan Chase modified certain of its segment disclosures to reflect more closely the manner in which the Firm’s business segments are managed and to provide improved comparability with competitors. These financial disclosure modifications are reflected in this Annual Report and, except as indicated, the financial information for prior periods has been revised to reflect the changes as if they had been in effect throughout all periods reported. A summary of the changes follows:
•	The presentation of operating earnings in 2005 and 2004 that excluded from reported results merger costs and material litigation reserve charges and recoveries was eliminated effective January 1, 2006. These items had been excluded previously from operating results because they were deemed nonrecurring; they are included now in the Corporate business segment’s results.

•	Trading-related net interest income is no longer reclassified from Net interest income to Principal transactions.

•	Various wholesale banking clients, together with the related balance sheet and income statement items, were transferred among CB, the IB and TSS. The primary client transfer was corporate mortgage finance from CB to the IB and TSS.

•	TSS firmwide disclosures have been adjusted to reflect a refined set of TSS products as well as a revised allocation of liability balances and lending- related revenue related to certain client transfers.

•	As result of the transaction with The Bank of New York, selected corporate rate trust businesses have been transferred from TSS to the Corporate segment and reported in discontinued operations for all periods reported.
The management reporting process that derives business segment results allocates income and expense using market-based methodologies. The Firm continues to assess the assumptions, methodologies and reporting classifications used for segment reporting, and further refinements may be implemented in future periods. Segment reporting methodologies used by the Firm are discussed below.
Revenue sharing
 When business segments join efforts to sell products and services to the Firm’s clients, the participating business segments agree to share revenues from those transactions. The segment results reflect these revenue-sharing agreements.
Funds transfer pricing
Funds transfer pricing (“FTP”) is used to allocate interest income and expense to each business and transfer the primary interest rate risk exposures to the Corporate business segment. The allocation process is unique to each business segment and considers the interest rate risk, liquidity risk and regulatory requirements of that segment’s stand-alone peers. This process is overseen by the Firm’s Asset-Liability Committee (“ALCO”). Business segments may retain certain interest rate exposures, subject to management approval, that would be expected in the normal operation of a similar peer business.

34	JPMorgan Chase & Co. / 2006 Annual Report

Capital allocation
Each business segment is allocated capital by taking into consideration stand-alone peer comparisons, economic risk measures and regulatory capital requirements. The amount of capital assigned to each business is referred to as equity. Effective January 1, 2006, the Firm refined its methodology for allocating capital to the business segments. As prior periods have not been revised to reflect the new capital allocations, certain business metrics, such as ROE, are not comparable to the current presentations. For a further discussion of this change, see Capital management–Line of business equity on page 57 of this Annual Report.
Expense allocation
Where business segments use services provided by support units within the Firm, the costs of those support units are allocated to the business segments. Those expenses are allocated based upon their actual cost or the lower of actual cost or market, as well as upon usage of the services provided. In contrast, certain other expenses related to certain corporate functions, or to cer-
tain technology and operations, are not allocated to the business segments and are retained in Corporate. These retained expenses include: parent company costs that would not be incurred if the segments were stand-alone businesses; adjustments to align certain corporate staff, technology and operations allocations with market prices; and other one-time items not aligned with the business segments.
During 2005, the Firm refined cost allocation methodologies related to certain corporate, technology and operations expenses in order to improve transparency, consistency and accountability with regard to costs allocated across business segments. Prior periods were not revised to reflect this methodology change.
Credit reimbursement
TSS reimburses the IB for credit portfolio exposures managed by the IB on behalf of clients that the segments share. At the time of the Merger, the reimbursement methodology was revised to be based upon pretax earnings, net of the cost of capital related to those exposures.

Segment results – Managed basis(a)
The following table summarizes the business segment results for the periods indicated:

Year ended December 31,	Total net revenue				Noninterest expense
(in millions, except ratios)	2006	2005	2004	(c)	2006	2005	2004	(c)

Investment Bank	$18,277	$14,613	$12,633		$12,304	$9,749	$8,709
Retail Financial Services	14,825	14,830	10,791		8,927	8,585	6,825
Card Services	14,745	15,366	10,745		5,086	4,999	3,883
Commercial Banking	3,800	3,488	2,278		1,979	1,856	1,326
Treasury & Securities Services	6,109	5,539	4,198		4,266	4,050	3,726
Asset Management	6,787	5,664	4,179		4,578	3,860	3,133
Corporate(b)	8	(1,136)	769		1,141	5,327	6,370

Total	$64,551	$58,364	$45,593		$38,281	$38,426	$33,972

Year ended December 31,	Net income (loss)				Return on equity
(in millions, except ratios)	2006	2005	2004	(c)	2006	2005	2004 (c)

Investment Bank	$3,674	$3,673	$2,956		18%	18%	17%
Retail Financial Services	3,213	3,427	2,199		22	26	24
Card Services	3,206	1,907	1,274		23	16	17
Commercial Banking	1,010	951	561		18	28	27
Treasury & Securities Services	1,090	863	277		48	57	14
Asset Management	1,409	1,216	681		40	51	17
Corporate(b)	842	(3,554)	(3,482)		NM	NM	NM

Total	$14,444	$8,483	$4,466		13%	8%	6%

(a)	Represents reported results on a tax-equivalent basis and excludes the impact of credit card securitizations.
(b)	Net income includes Income from discontinued operations (after-tax) of $795 million, $229 million and $206 million for 2006, 2005 and 2004, respectively.
(c)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

JPMorgan Chase & Co. / 2006 Annual Report	35

Management’s discussion and analysis
JPMorgan Chase & Co.
INVESTMENT BANK

JPMorgan is one of the world’s leading investment banks, with deep client relationships and broad product capabilities. The Investment Bank’s clients are corporations, financial institutions, governments and institutional investors. The Firm offers a full range of investment banking products and services in all major capital markets, including advising on corporate strategy and structure, capital raising in equity and debt markets, sophisticated risk management, market-making in cash securities and derivative instruments, and research. The IB also commits the Firm’s own capital to proprietary investing and trading activities.

Selected income statement data
Year ended December 31,
(in millions, except ratios)	2006	2005	2004 (e)

Revenue
Investment banking fees	$5,537	$4,096	$3,572
Principal transactions	9,086	6,059	3,548
Lending & deposit related fees	517	594	539
Asset management, administration and commissions	2,110	1,727	1,401
All other income	528	534	277

Noninterest revenue	17,778	13,010	9,337
Net interest income(a)	499	1,603	3,296

Total net revenue(b)	18,277	14,613	12,633
Provision for credit losses	191	(838)	(640)
Credit reimbursement from TSS(c)	121	154	90
Noninterest expense
Compensation expense	8,190	5,792	4,896
Noncompensation expense	4,114	3,957	3,813

Total noninterest expense	12,304	9,749	8,709

Income before income tax expense	5,903	5,856	4,654
Income tax expense	2,229	2,183	1,698

Net income	$3,674	$3,673	$2,956

Financial ratios
ROE	18%	18%	17%
ROA	0.57	0.61	0.62
Overhead ratio	67	67	69
Compensation expense as % of total net revenue(d)	43	40	39

(a)	The decline in net interest income for the periods shown is largely driven by a decline in trading-related net interest income caused by a higher proportion of noninterest-bearing net trading assets to total net trading assets, higher funding costs compared with prior-year periods, and spread compression due to the inverted yield curve in place for most of the current year.
(b)	Total Net revenue includes tax-equivalent adjustments, primarily due to tax-exempt income from municipal bond investments and income tax credits related to affordable housing investments, of $802 million, $752 million and $274 million for 2006, 2005 and 2004, respectively.
(c)	TSS is charged a credit reimbursement related to certain exposures managed within the IB credit portfolio on behalf of clients shared with TSS. For a further discussion, see Credit reimbursement on page 35 of this Annual Report.
(d)	Beginning in 2006, the Compensation expense to Total net revenue ratio is adjusted to present this ratio as if SFAS 123R had always been in effect. IB management believes that adjusting the Compensation expense to Total net revenue ratio for the incremental impact of adopting SFAS 123R provides a more meaningful measure of IB’s Compensation expense to Total net revenue ratio.
(e)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
2006 compared with 2005
Net income of $3.7 billion was flat, as record revenue of $18.3 billion was offset largely by higher compensation expense, including the impact of SFAS 123R, and a provision for credit losses compared with a benefit in the prior year.
Total net revenue of $18.3 billion was up $3.7 billion, or 25%, from the prior year. Investment banking fees of $5.5 billion were a record, up 35% from the prior year, driven by record debt and equity underwriting as well as strong advisory fees, which were the highest since 2000. Advisory fees of $1.7 billion

The following table provides the IB’s total Net revenue by business segment:

Year ended December 31,
(in millions)	2006	2005	2004	(d)

Revenue by business
Investment banking fees:
Advisory	$1,659	$1,263	$938
Equity underwriting	1,178	864	781
Debt underwriting	2,700	1,969	1,853

Total investment banking fees	5,537	4,096	3,572
Fixed income markets(a)	8,369	7,277	6,342
Equity markets(b)	3,264	1,799	1,491
Credit portfolio(c)	1,107	1,441	1,228

Total net revenue	$18,277	$14,613	$12,633

(a)	Fixed income markets includes client and portfolio management revenue related to both market-making and proprietary risk-taking across global fixed income markets, including foreign exchange, interest rate, credit and commodities markets.
(b)	Equities markets includes client and portfolio management revenue related to market- making and proprietary risk-taking across global equity products, including cash instruments, derivatives and convertibles.
(c)	Credit portfolio revenue includes Net interest income, fees and loan sale activity, as well as gains or losses on securities received as part of a loan restructuring, for the IB’s credit portfolio. Credit portfolio revenue also includes the results of risk management related to the Firm’s lending and derivative activities, and changes in the credit valuation adjustment (“CVA”), which is the component of the fair value of a derivative that reflects the credit quality of the counterparty. See pages 70–72 of the Credit risk management section of this Annual Report for further discussion.
(d)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
were up 31% over the prior year driven primarily by strong performance in the Americas. Debt underwriting fees of $2.7 billion were up 37% from the prior year driven by record performance in both loan syndications and bond underwriting. Equity underwriting fees of $1.2 billion were up 36% from the prior year driven by global equity markets. Fixed Income Markets revenue of $8.4 billion was also a record, up 15% from the prior year driven by strength in credit markets, emerging markets and currencies. Record Equity Markets revenue of $3.3 billion increased 81%, and was driven by strength in cash equities and equity derivatives. Credit Portfolio revenue of $1.1 billion was down 23%, primarily reflecting lower gains from loan workouts.
Provision for credit losses was $191 million compared with a benefit of $838 million in the prior year. The current-year provision reflects portfolio activity; credit quality remained stable. The prior-year benefit reflected strong credit quality, a decline in criticized and nonperforming loans, and a higher level of recoveries.
Total noninterest expense of $12.3 billion was up by $2.6 billion, or 26%, from the prior year. This increase was due primarily to higher performance-based compensation, including the impact of an increase in the ratio of compensation expense to total net revenue, as well as the incremental expense related to SFAS 123R.
Return on equity was 18% on $20.8 billion of allocated capital compared with 18% on $20.0 billion in 2005.
2005 compared with 2004
Net income of $3.7 billion was up 24%, or $717 million, from the prior year. The increase was driven by the Merger, higher revenues and an increased benefit from the Provision for credit losses. These factors were offset partially by higher compensation expense. Return on equity was 18%.
Total net revenue of $14.6 billion was up $2.0 billion, or 16%, over the prior year, driven by strong Fixed Income and Equity Markets and Investment banking fees. Investment banking fees of $4.1 billion increased 15% from the prior year driven by strong growth in advisory fees resulting in part from the Cazenove business partnership. Advisory revenues of $1.3 billion were up 35% from the prior year, reflecting higher market volumes. Debt underwriting revenues of $2.0

36	JPMorgan Chase & Co. / 2006 Annual Report

billion increased by 6% driven by strong loan syndication fees. Equity underwriting fees of $864 million were up 11% from the prior year driven by improved market share. Fixed Income Markets revenue of $7.3 billion increased 15%, or $935 million, driven by stronger, although volatile, trading results across commodities, emerging markets, rate markets and currencies. Equity Markets revenues increased 21% to $1.8 billion, primarily due to increased commissions, which were offset partially by lower trading results, which also experienced a high level of volatility. Credit Portfolio revenues were $1.4 billion, up $213 million from the prior year due to higher gains from loan workouts and sales as well as higher trading revenue from credit risk management activities.
The Provision for credit losses was a benefit of $838 million compared with a benefit of $640 million in 2004. The increased benefit was due primarily to the improvement in the credit quality of the loan portfolio and reflected net recoveries. Nonperforming assets of $645 million decreased by 46% since the end of 2004.
Total noninterest expense increased 12% to $9.7 billion, largely reflecting higher performance-based incentive compensation related to growth in revenue. Noncompensation expense was up 4% from the prior year primarily due to the impact of the Cazenove business partnership, while the overhead ratio declined to 67% for 2005, from 69% in 2004.

Selected metrics
Year ended December 31,
(in millions, except headcount and ratio data)	2006	2005	2004 (f)

Revenue by region
Americas	$9,227	$8,258	$6,898
Europe/Middle East/Africa	7,320	4,627	4,082
Asia/Pacific	1,730	1,728	1,653

Total net revenue	$18,277	$14,613	$12,633

Selected average balances
Total assets	$647,569	$599,761	$474,436
Trading assets–debt and equity instruments	275,077	231,303	190,119
Trading assets–derivative receivables	54,541	55,239	58,735
Loans:
Loans retained(a)	58,846	44,813	37,804
Loans held-for-sale(b)	21,745	11,755	6,124

Total loans	80,591	56,568	43,928
Adjusted assets(c)	527,753	456,920	394,961
Equity	20,753	20,000	17,290
Headcount	23,729	19,802	17,501
Credit data and quality statistics
Net charge-offs (recoveries)	$(31)	$(126)	$47
Nonperforming assets:
Nonperforming loans(d)	231	594	954
Other nonperforming assets	38	51	242
Allowance for loan losses	1,052	907	1,547
Allowance for lending related commitments	305	226	305
Net charge-off (recovery) rate(b)	(0.05)%	(0.28)%	0.12%
Allowance for loan losses to average loans(b)	1.79	2.02	4.09
Allowance for loan losses to nonperforming loans(d)	461	187	163
Nonperforming loans to average loans	0.29	1.05	2.17
Market risk–average trading and credit portfolio VAR(e)
Trading activities:
Fixed income	$56	$67	$74
Foreign exchange	22	23	17
Equities	31	34	28
Commodities and other	45	21	9
Less: portfolio diversification	(70)	(59)	(43)

Total trading VAR	84	86	85
Credit portfolio VAR	15	14	14
Less: portfolio diversification	(11)	(12)	(9)

Total trading and credit portfolio VAR	$88	$88	$90

(a)	Loans retained include Credit Portfolio, conduit loans, leveraged leases, bridge loans for underwriting and other accrual loans.

(b)	Loans held-for-sale, which include loan syndications, and warehouse loans held as part of the IB’s mortgage-backed, asset-backed and other securitization businesses, are excluded from Total loans for the allowance coverage ratio and net charge-off rate.
(c)	Adjusted assets, a non-GAAP financial measure, equals total average assets minus (1) securities purchased under resale agreements and securities borrowed less securities sold, not yet purchased; (2) assets of variable interest entities (VIEs) consolidated under FIN 46R; (3) cash and securities segregated and on deposit for regulatory and other purposes; and (4) goodwill and intangibles. The amount of adjusted assets is presented to assist the reader in comparing the IB’s asset and capital levels to other investment banks in the securities industry. Asset-to-equity leverage ratios are commonly used as one measure to assess a company’s capital adequacy. The IB believes an adjusted asset amount that excludes the assets discussed above, which are considered to have a low risk profile, provides a more meaningful measure of balance sheet leverage in the securities industry.
(d)	Nonperforming loans include loans held-for-sale of $3 million, $109 million and $2 million as of December 31, 2006, 2005 and 2004, respectively, which are excluded from the allowance coverage ratios. Nonperforming loans exclude distressed HFS loans purchased as part of IB’s proprietary activities.
(e)	For a more complete description of VAR, see page 77 of this Annual Report.
(f)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
Total average loans of $80.6 billion increased by $24.0 billion, or 42%, from the prior year. Average loans retained of $58.8 billion increased by $14.0 billion, or 31%, from the prior year driven by higher levels of capital markets activity. Average loans held-for-sale of $21.7 billion were up by $10.0 billion, or 85%, from the prior year driven primarily by growth in the IB securitization businesses.
IB’s average Total trading and credit portfolio VAR was $88 million for both 2006 and 2005. The Commodities and other VAR category has increased from $21 million on average for 2005 to $45 million on average for 2006, reflecting the build-out of the IB energy business, which has also increased the effect of portfolio diversification such that Total IB Trading VAR was down slightly compared with the prior year.
According to Thomson Financial, in 2006, the Firm maintained its #2 position in Global Debt, Equity and Equity-related, its #1 position in Global Syndicated Loans, and its #6 position in Global Equity & Equity-related transactions. The Firm improved its position in Global Long-term Debt to #3 from #4.
According to Dealogic, the Firm was ranked #1 in Investment Banking fees generated during 2006, based upon revenue.
Market shares and rankings(a)

	2006		2005		2004
	Market		Market		Market
December 31,	Share	Rankings	Share	Rankings	Share	Rankings

Global debt, equity and equity-related	7%	#2	7%	#2	7%	#3
Global syndicated loans	14	1	15	1	19	1
Global long-term debt	6	3	6	4	7	2
Global equity and equity-related	7	6	7	6	6	6
Global announced M&A	23	4	23	3	22	3
U.S. debt, equity and equity-related	9	2	8	3	8	5
U.S. syndicated loans	26	1	28	1	32	1
U.S. long-term debt	12	2	11	2	12	2
U.S. equity and equity-related(b)	8	6	9	6	9	4
U.S. announced M&A	27	3	26	3	28	2

(a)	Source: Thomson Financial Securities data. Global announced M&A is based upon rank value; all other rankings are based upon proceeds, with full credit to each book manager/equal if joint. Because of joint assignments, market share of all participants will add up to more than 100%. The market share and rankings for December 31, 2004 are presented on a combined basis, as if the merger of JPMorgan Chase and Bank One had been in effect for the entire period.
(b)	References U.S. domiciled equity and equity-related transactions, per Thomson Financial.

JPMorgan Chase & Co. / 2006 Annual Report	37

Management’s discussion and analysis
JPMorgan Chase & Co.

RETAIL FINANCIAL SERVICES

Retail Financial Services, which includes Regional Banking, Mortgage Banking and Auto Finance reporting segments, helps meet the financial needs of consumers and businesses. RFS provides convenient consumer banking through the nation’s fourth-largest branch network and third-largest ATM network. RFS is a top-five mortgage originator and servicer, the second-largest home equity originator, the largest noncaptive originator of automobile loans and one of the largest student loan originators.
RFS serves customers through more than 3,000 bank branches, 8,500 ATMs and 270 mortgage offices, and through relationships with more than 15,000 auto dealerships and 4,300 schools and universities. More than 11,000 branch salespeople assist customers, across a 17-state footprint from New York to Arizona, with checking and savings accounts, mortgage, home equity and business loans, investments and insurance. Over 1,200 additional mortgage officers provide home loans throughout the country.
During the first quarter of 2006, RFS completed the purchase of Collegiate Funding Services, which contributed an education loan servicing capability and provided an entry into the Federal Family Education Loan Program consolidation market. On July 1, 2006, RFS sold its life insurance and annuity underwriting businesses to Protective Life Corporation. On October 1, 2006, JPMorgan Chase completed The Bank of New York transaction, significantly strengthening RFS’s distribution network in the New York Tri-state area.

Selected income statement data
Year ended December 31,
(in millions, except ratios)	2006	2005	2004 (b)

Revenue
Lending & deposit related fees	$1,597	$1,452	$1,013
Asset management, administration and commissions	1,422	1,498	1,020
Securities gains (losses)	(57)	9	(83)
Mortgage fees and related income	618	1,104	866
Credit card income	523	426	230
Other income	557	136	31

Noninterest revenue	4,660	4,625	3,077
Net interest income	10,165	10,205	7,714

Total net revenue	14,825	14,830	10,791

Provision for credit losses	561	724	449

Noninterest expense
Compensation expense	3,657	3,337	2,621
Noncompensation expense	4,806	4,748	3,937
Amortization of intangibles	464	500	267

Total noninterest expense	8,927	8,585	6,825

Income before income tax expense	5,337	5,521	3,517
Income tax expense	2,124	2,094	1,318

Net income	$3,213	$3,427	$2,199

Financial ratios
ROE	22%	26%	24%
ROA	1.39	1.51	1.18
Overhead ratio	60	58	63
Overhead ratio excluding core deposit intangibles(a)	57	55	61

(a)	Retail Financial Services uses the overhead ratio (excluding the amortization of core deposit intangibles (“CDI”)), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation results in a higher overhead ratio in the earlier years and a lower overhead ratio in later years; this method would result in an improving overhead ratio over time, all things remaining equal. This non-GAAP ratio excludes Regional Banking’s core deposit intangible amortization expense related to The Bank of New York transaction and the Bank One merger of $458 million, $496 million and $264 million for the years ended December 31, 2006, 2005 and 2004, respectively.
(b)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
2006 compared with 2005
Net income of $3.2 billion was down by $214 million, or 6%, from the prior year. A decline in Mortgage Banking was offset partially by improved results in Regional Banking and Auto Finance.
Total net revenue of $14.8 billion was flat compared with the prior year. Net interest income of $10.2 billion was down slightly due to narrower spreads on loans and deposits in Regional Banking, lower auto loan and lease balances and the sale of the insurance business. These declines were offset by the benefit of higher deposit and loan balances in Regional Banking, wider loan spreads in Auto Finance and The Bank of New York transaction. Noninterest revenue of $4.7 billion was up $35 million, or 1%, from the prior year. Results benefited from increases in deposit-related and branch production fees, higher automobile operating lease revenue and The Bank of New York transaction. This benefit was offset by lower net mortgage servicing revenue, the sale of the insurance business and losses related to loans transferred to held-for-sale. In 2006, losses of $233 million, compared with losses of $120 million in 2005, were recognized in Regional Banking related to mortgage loans transferred to held-for-sale; and losses of $50 million, compared with losses of $136 million in the prior year, were recognized in Auto Finance related to automobile loans transferred to held-for-sale.
The provision for credit losses of $561 million was down by $163 million from the prior-year provision due to the absence of a $250 million special provision for credit losses related to Hurricane Katrina in the prior year, partially offset by the establishment of additional allowance for loan losses related to loans acquired from The Bank of New York.
Noninterest expense of $8.9 billion was up by $342 million, or 4%, primarily due to The Bank of New York transaction, the acquisition of Collegiate Funding Services, investments in the retail distribution network and higher depreciation expense on owned automobiles subject to operating leases. These increases were offset partially by the sale of the insurance business and merger-related and other operating efficiencies and the absence of a $40 million prior-year charge related to the dissolution of a student loan joint venture.
2005 compared with 2004
Net income was $3.4 billion, up $1.2 billion from the prior year. The increase was due largely to the Merger but also reflected increased deposit balances and wider spreads, higher home equity and subprime mortgage balances, and expense savings in all businesses. These benefits were offset partially by narrower spreads on retained loan portfolios, the special provision for Hurricane Katrina and net losses associated with portfolio loan sales in Regional Banking and Auto Finance.
Total net revenue increased to $14.8 billion, up $4.0 billion, or 37%, due primarily to the Merger. Net interest income of $10.2 billion increased by $2.5 billion as a result of the Merger, increased deposit balances and wider spreads, and growth in retained consumer real estate loans. These benefits were offset partially by narrower spreads on loan balances and the absence of loan portfolios sold in late 2004 and early 2005. Noninterest revenue of $4.6 billion increased by $1.5 billion due to the Merger, improved MSR risk management results, higher automobile operating lease income and increased

38	JPMorgan Chase & Co. / 2006 Annual Report

deposit-related fees. These benefits were offset in part by losses on portfolio loan sales in Regional Banking and Auto Finance.
The Provision for credit losses totaled $724 million, up $275 million, or 61%, from 2004. Results included a special provision in 2005 for Hurricane Katrina of $250 million and a release in 2004 of $87 million in the Allowance for loan losses related to the sale of the manufactured home loan portfolio. Excluding these items, the Provision for credit losses would have been down $62 million, or 12%. The decline reflected reductions in the Allowance for loan losses due to improved credit trends in most consumer lending portfolios and the benefit of certain portfolios in run-off. These reductions were offset partially by the Merger and higher provision expense related to subprime mortgage loans retained on the balance sheet.
Total noninterest expense rose to $8.6 billion, an increase of $1.8 billion from the prior year, due primarily to the Merger. The increase also reflected continued investment in retail banking distribution and sales, increased depreciation expense on owned automobiles subject to operating leases and a $40 million charge related to the dissolution of a student loan joint venture. Expense savings across all businesses provided a favorable offset.

Selected metrics
Year ended December 31,
(in millions, except headcount and ratios)	2006	2005	2004	(e)

Selected ending balances
Assets	$237,887	$224,801	$226,560
Loans(a)	213,504	197,299	202,473
Deposits	214,081	191,415	182,372

Selected average balances
Assets	$231,566	$226,368	$185,928
Loans(b)	203,882	198,153	162,768
Deposits	201,127	186,811	137,404
Equity	14,629	13,383	9,092

Headcount	65,570	60,998	59,632

Credit data and quality statistics
Net charge-offs(c)	$576	$572	$990
Nonperforming loans(d)	1,677	1,338	1,161
Nonperforming assets	1,902	1,518	1,385
Allowance for loan losses	1,392	1,363	1,228
Net charge-off rate(b)	0.31%	0.31%	0.67%
Allowance for loan losses to ending loans(a)	0.77	0.75	0.67
Allowance for loan losses to nonperforming loans(d)	89	104	107
Nonperforming loans to total loans	0.79	0.68	0.57

(a)	Includes loans held-for-sale of $32,744 million, $16,598 million and $18,022 million at December 31, 2006, 2005 and 2004, respectively. These amounts are not included in the allowance coverage ratios.
(b)	Average loans include loans held-for-sale of $16,129 million, $15,675 million and $14,736 million for 2006, 2005 and 2004, respectively. These amounts are not included in the net charge-off rate.
(c)	Includes $406 million of charge-offs related to the manufactured home loan portfolio in 2004.
(d)	Nonperforming loans include loans held-for-sale of $116 million, $27 million and $13 mil- lion at December 31, 2006, 2005 and 2004, respectively. These amounts are not included in the allowance coverage ratios.
(e)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
Regional Banking

Selected income statement data
Year ended December 31,
(in millions, except ratios)	2006	2005	2004	(b)

Noninterest revenue	$3,204	$3,138	$1,975
Net interest income	8,768	8,531	5,949

Total net revenue	11,972	11,669	7,924
Provision for credit losses	354	512	239
Noninterest expense	6,825	6,675	4,978

Income before income tax expense	4,793	4,482	2,707

Net income	$2,884	$2,780	$1,697

ROE	27%	31%	34%
ROA	1.79	1.84	1.53
Overhead ratio	57	57	63
Overhead ratio excluding core deposit intangibles(a)	53	53	59

(a)	Regional Banking uses the overhead ratio (excluding the amortization of core deposit intangibles (“CDI”)), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation results in a higher overhead ratio in the earlier years and a lower overhead ratio in later years; this inclusion would result in an improving overhead ratio over time, all things remaining equal. This non-GAAP ratio excludes Regional Banking’s core deposit intangible amortization expense related to The Bank of New York transaction and the Bank One merger of $458 million, $496 million and $264 million for the years ended December 31, 2006, 2005 and 2004, respectively.
(b)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
2006 compared with 2005
Regional Banking Net income of $2.9 billion was up by $104 million from the prior year. Total net revenue of $12.0 billion was up by $303 million, or 3%, including the impact of a $233 million current-year loss resulting from $13.3 billion of mortgage loans transferred to held-for-sale and a prior-year loss of $120 million resulting from $3.3 billion of mortgage loans transferred to held-for-sale. Results benefited from The Bank of New York transaction; the acquisition of Collegiate Funding Services; growth in deposits and home equity loans; and increases in deposit-related fees and credit card sales. These benefits were offset partially by the sale of the insurance business, narrower spreads on loans, and a shift to narrower-spread deposit products. The Provision for credit losses decreased by $158 million, primarily the result of a $230 million special provision in the prior year related to Hurricane Katrina, which was offset partially by additional Allowance for loan losses related to the acquisition of loans from The Bank of New York and increased net charge-offs due to portfolio seasoning and deterioration in subprime mortgages. Noninterest expense of $6.8 billion was up by $150 million, or 2%, from the prior year. The increase was due to investments in the retail distribution network, The Bank of New York transaction and the acquisition of Collegiate Funding Services, partially offset by the sale of the insurance business, merger savings and operating efficiencies, and the absence of a $40 million prior-year charge related to the dissolution of a student loan joint venture.
2005 compared with 2004
Regional Banking Net income of $2.8 billion was up by $1.1 billion from the prior year, including the impact of the Merger, and a current-year loss of $120 million resulting from $3.3 billion of mortgage loans transferred to held-for-sale compared with a prior-year loss of $52 million resulting from $5.2 billion of mortgage loans transferred to held-for-sale. Growth related to the Merger was offset partially by the impact of a $230 million special provision for credit losses related to Hurricane Katrina. Total net revenue of $11.7 billion was up by $3.7 billion, benefiting from the Merger, wider spreads on increased deposit balances, higher deposit-related fees and increased loan balances. These benefits were offset partially by mortgage loan spread compression due

JPMorgan Chase & Co. / 2006 Annual Report	39

Management’s discussion and analysis
JPMorgan Chase & Co.

to rising short-term interest rates and a flat yield curve, which contributed to accelerated home equity loan payoffs. The Provision for credit losses increased by $273 million, primarily the result of the $230 million special provision related to Hurricane Katrina, a prior-year $87 million benefit associated with the Firm’s exit of the manufactured home loan business and the Merger. These increases were offset partially by the impact of lower net charge-offs and improved credit trends. Noninterest expense of $6.7 billion was up by $1.7 billion as a result of the Merger, the continued investment in branch distribution and sales, and a $40 million charge related to the dissolution of a student loan joint venture, partially offset by merger savings and operating efficiencies.

Selected metrics
Year ended December 31,
(in millions, except ratios and
where otherwise noted)	2006	2005	2004 (h)

Business metrics (in billions)
Selected ending balances
Home equity origination volume	$51.9	$54.1	$41.8
End-of-period loans owned
Home equity	85.7	73.9	67.6
Mortgage	30.1	44.6	41.4
Business banking	14.1	12.8	12.5
Education	10.3	3.0	3.8
Other loans(a)	2.7	2.6	3.6

Total end of period loans	142.9	136.9	128.9
End-of-period deposits
Checking	68.7	64.9	60.8
Savings	92.4	87.7	86.9
Time and other	43.3	29.7	24.2

Total end-of-period deposits	204.4	182.3	171.9

Average loans owned
Home equity	78.3	69.9	42.9
Mortgage	45.1	45.4	40.6
Business banking	13.2	12.6	7.3
Education	8.3	2.8	2.1
Other loans(a)	2.6	3.1	6.5

Total average loans(b)	147.5	133.8	99.4
Average deposits
Checking	62.8	61.7	43.7
Savings	89.9	87.5	66.5
Time and other	37.5	26.1	16.6

Total average deposits	190.2	175.3	126.8
Average assets	160.8	150.8	110.9
Average equity	10.5	9.1	5.0

Credit data and quality statistics
30+ day delinquency rate(c)(d)	2.02%	1.68%	1.47%
Net charge-offs
Home equity	$143	$141	$79
Mortgage	56	25	19
Business banking	91	101	77
Other loans	48	28	552

Total net charge-offs	338	295	727
Net charge-off rate
Home equity	0.18%	0.20%	0.18%
Mortgage	0.12	0.06	0.05
Business banking	0.69	0.80	1.05
Other loans	0.59	0.93	8.49
Total net charge-off rate(b)	0.23	0.23	0.75
Nonperforming assets(e)(f)(g)	$1,725	$1,282	$1,145

(a)	Includes commercial loans derived from community development activities and, prior to July 1, 2006, insurance policy loans.
(b)	Average loans include loans held-for-sale of $2.8 billion, $2.9 billion and $3.1 billion for the years ended December 31, 2006, 2005 and 2004, respectively. These amounts are not included in the net charge-off rate.
(c)	Excludes delinquencies related to loans eligible for repurchase as well as loans repurchased from Governmental National Mortgage Association (“GNMA”) pools that are insured by government agencies of $1.0 billion, $0.9 billion, and $0.9 billion at December 31, 2006, 2005 and 2004, respectively. These amounts are excluded as reimbursement is proceeding normally.
(d)	Excludes loans that are 30 days past due and still accruing, which are insured by government agencies under the Federal Family Education Loan Program of $0.5 billion at December 31, 2006. The education loans past due 30 days were insignificant at December 31, 2005 and 2004. These amounts are excluded as reimbursement is proceeding normally.
(e)	Excludes nonperforming assets related to loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by government agencies of $1.2 billion, $1.1 billion, and $1.5 billion at December 31, 2006, 2005, and 2004, respectively. These amounts are excluded as reimbursement is proceeding normally.
(f)	Excludes loans that are 90 days past due and still accruing, which are insured by government agencies under the Federal Family Education Loan Program of $0.2 billion at December 31, 2006. The Education loans past due 90 days were insignificant at December 31, 2005 and 2004. These amounts are excluded as reimbursement is proceeding normally.
(g)	Includes nonperforming loans held-for-sale related to mortgage banking activities of $11 million, $27 million, and $13 million at December 31, 2006, 2005 and 2004, respectively.
(h)	2004 results include six months of the combined Firm’s results and six months heritage JPMorgan Chase results.

Retail branch business metrics
Year ended December 31,
(in millions, except
where otherwise noted)	2006	2005	2004	(c)

Investment sales volume	$14,882	$11,144	$7,324

Number of:
Branches	3,079	2,641	2,508
ATMs	8,506	7,312	6,650
Personal bankers(a)	7,573	7,067	5,750
Sales specialists(a)	3,614	3,214	2,638
Active online customers (in thousands)(b)	5,715	4,231	3,359
Checking accounts (in thousands)	9,995	8,793	8,124

(a)	Excludes employees acquired as part of The Bank of New York transaction. Mapping of the existing Bank of New York acquired base is expected to be completed over the next year.
(b)	Includes Mortgage Banking and Auto Finance online customers.
(c)	2004 results include six months of the combined Firm’s results and six months heritage JPMorgan Chase results.

The following is a brief description of selected terms used by Regional Banking.
•	Personal bankers – Retail branch office personnel who acquire, retain and expand new and existing customer relationships by assessing customer needs and recommending and selling appropriate banking products and services.

•	Sales specialists – Retail branch product-specific experts who are licensed or specifically trained to assist in the sale of investments, mortgages, home equity lines and loans, and products tailored to small businesses.

40	JPMorgan Chase & Co. / 2006 Annual Report

Mortgage Banking
Selected income statement data
Year ended December 31, (in millions,
except ratios and where otherwise noted)	2006	2005	2004 (a)

Production revenue	$833	$744	$916
Net mortgage servicing revenue:
Servicing revenue	2,300	2,115	2,070
Changes in MSR asset fair value:
Due to inputs or assumptions in model	165	770	(248)
Other changes in fair value	(1,440)	(1,295)	(1,309)
Derivative valuation adjustments and other	(544)	(494)	361

Total net mortgage servicing revenue	481	1,096	874

Total net revenue	1,314	1,840	1,790
Noninterest expense	1,341	1,239	1,364

Income (loss) before income tax expense	(27)	601	426

Net income (loss)	$(17)	$379	$269

ROE	NM	24%	17%
ROA	NM	1.69	1.10
Business metrics (in billions)
Third-party mortgage loans serviced (ending)	$526.7	$467.5	$430.9
MSR net carrying value (ending)	7.5	6.5	5.1
Average mortgage loans held-for-sale	12.8	12.1	11.4
Average assets	25.8	22.4	24.4
Average equity	1.7	1.6	1.6
Mortgage origination volume by channel (in billions)
Retail	$40.4	$46.3	$47.9
Wholesale	32.8	34.2	33.5
Correspondent (including negotiated transactions)	45.9	48.5	64.2

Total	$119.1	$129.0	$145.6

(a)	2004 results include six months of the combined Firm’s results and six months heritage JPMorgan Chase results.
2006 compared with 2005
Mortgage Banking Net loss was $17 million compared with net income of $379 million in the prior year. Total net revenue of $1.3 billion was down by $526 million from the prior year due to a decline in net mortgage servicing revenue offset partially by an increase in production revenue. Production revenue was $833 million, up by $89 million, reflecting increased loan sales and wider gain on sale margins that benefited from a shift in the sales mix. Net mortgage servicing revenue, which includes loan servicing revenue, MSR risk management results and other changes in fair value, was $481 million compared with $1.1 billion in the prior year. Loan servicing revenue of $2.3 billion increased by $185 million on a 13% increase in third-party loans serviced. MSR risk management revenue of negative $379 million was down by $655 million from the prior year, including the impact of a $235 million negative valuation adjustment to the MSR asset in the third quarter of 2006 due to changes and refinements to assumptions used in the MSR valuation model. This result also reflected a fully hedged position in the current year. Other changes in fair value of the MSR asset, representing runoff of the asset against the realization of servicing cash flows, were negative $1.4 billion. Noninterest expense was $1.3 billion, up by $102 million, or 8%, due primarily to higher compensation expense related to an increase in the number of loan officers.
2005 compared with 2004
Mortgage Banking Net income was $379 million compared with $269 million in the prior year. Net revenue of $1.8 billion was up by $50 million from the prior year. Revenue comprises production revenue and net mortgage servicing revenue. Production revenue was $744 million, down by $172 million, due to an 11% decrease in mortgage originations. Net mortgage servicing revenue, which includes loan servicing revenue, MSR risk management results and other changes in fair value, was $1.1 billion compared with $874 million in the prior year. Loan servicing revenue of $2.1 billion increased by $45 million on an 8% increase in third-party loans serviced. MSR risk management revenue of $276 million was up by $163 million from the prior year, reflecting positive risk management results. Other changes in fair value of the MSR asset, representing runoff of the asset against the realization of servicing cash flows, were negative $1.3 billion. Noninterest expense of $1.2 billion was down by $125 million, or 9%, reflecting lower production volume and operating efficiencies.

Mortgage Banking origination channels comprise the following:
Retail – Borrowers who are buying or refinancing a home work directly with a mortgage banker employed by the Firm using a branch office, the Internet or by phone. Borrowers are frequently referred to a mortgage banker by real estate brokers, home builders or other third parties.
Wholesale – A third-party mortgage broker refers loan applications to a mortgage banker at the Firm. Brokers are independent loan originators that specialize in finding and counseling borrowers but do not provide funding for loans.
Correspondent – Banks, thrifts, other mortgage banks and other financial institutions sell closed loans to the Firm.
Correspondent negotiated transactions (“CNT”) – Mid- to large-sized mortgage lenders, banks and bank-owned mortgage companies sell servicing to the Firm on an as-originated basis. These transactions supplement traditional production channels and provide growth opportunities in the servicing portfolio in stable and rising rate periods.

Net Mortgage servicing revenue components:
Production income – Includes net gain or loss on sales of mortgage loans, and other production related fees.
Servicing revenue – Represents all revenues earned from servicing mortgage loans for third parties, including stated service fees, excess service fees, late fees, and other ancillary fees.
Changes in MSR asset fair value due to inputs or assumptions in model – Represents MSR asset fair value adjustments due to changes in market-based inputs, such as interest rates and volatility, as well as updates to valuation assumptions used in the valuation model.
Changes in MSR asset fair value due to other changes – Includes changes in the MSR value due to servicing portfolio runoff (or time decay). Effective January 1, 2006, the Firm implemented SFAS 156, adopting fair value for the MSR asset. For the years ended December 31, 2005 and 2004, this amount represents MSR asset amortization expense calculated in accordance with SFAS 140.
Derivative valuation adjustments and other – Changes in the fair value of derivative instruments used to offset the impact of changes in market-based inputs to the MSR valuation model.
MSR risk management results – Includes “Changes in MSR asset fair value due to inputs or assumptions in model” and “Derivative valuation adjustments and other.”

JPMorgan Chase & Co. / 2006 Annual Report	41

Management’s discussion and analysis
JPMorgan Chase & Co.

Auto Finance
Selected income statement data

Year ended December 31,
(in millions, except ratios and
where otherwise noted)	2006	2005	2004 (b)

Noninterest revenue	$368	$86	$68
Net interest income	1,171	1,235	1,009

Total net revenue	1,539	1,321	1,077
Provision for credit losses	207	212	210
Noninterest expense	761	671	483

Income before income tax expense	571	438	384

Net income	$346	$268	$233

ROE	14%	10%	9%
ROA	0.77	0.50	0.46
Business metrics (in billions)
Auto originations volume	$19.3	$18.1	$23.5
End-of-period loans and lease related assets
Loans outstanding	$39.3	$41.7	$50.9
Lease financing receivables	1.7	4.3	8.0
Operating lease assets	1.6	0.9	—

Total end-of-period loans and lease related assets	42.6	46.9	58.9
Average loans and lease related assets
Loans outstanding(a)	$39.8	$45.5	$42.3
Lease financing receivables	2.9	6.2	9.0
Operating lease assets	1.3	0.4	—

Total average loans and lease related assets	44.0	52.1	51.3
Average assets	44.9	53.2	52.0
Average equity	2.4	2.7	2.5

Credit quality statistics
30+ day delinquency rate	1.72%	1.66%	1.64%
Net charge-offs
Loans	$231	$257	$219
Lease financing receivables	7	20	44

Total net charge-offs	238	277	263
Net charge-off rate
Loans(a)	0.59%	0.57%	0.52%
Lease financing receivables	0.24	0.32	0.49
Total net charge-off rate(a)	0.56	0.54	0.51
Nonperforming assets	$177	$236	$240

(a)	Average loans include loans held-for-sale of $0.5 billion, $0.7 billion and $0.2 billion for 2006, 2005 and 2004, respectively. These amounts are not included in the net charge-off rate.
(b)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
2006 compared with 2005
Total net income of $346 million was up by $78 million from the prior year, including the impact of a $50 million current-year loss and a $136 million prior-year loss related to loans transferred to held-for-sale. Total net revenue of $1.5 billion was up by $218 million, or 17%, reflecting higher automobile operating lease revenue and wider loan spreads on lower loan and direct finance lease balances. The provision for credit losses of $207 million decreased by $5 million from the prior year. Noninterest expense of $761 million increased by $90 million, or 13%, driven by increased depreciation expense on owned automobiles subject to operating leases, partially offset by operating efficiencies.
2005 compared with 2004
Total net income of $268 million was up by $35 million from the prior year, including the impact of a $136 million current-year loss related to loans transferred to held-for-sale. Total net revenue of $1.3 billion was up by $244 million, or 23%, reflecting higher automobile operating lease revenue and a benefit of $34 million from the sale of the $2 billion recreational vehicle loan portfolio. These increases were offset partially by narrower spreads. Noninterest expense of $671 million increased by $188, or 39%, driven by increased depreciation expense on owned automobiles subject to operating leases, offset partially by operating efficiencies.

42	JPMorgan Chase & Co. / 2006 Annual Report

CARD SERVICES

With more than 154 million cards in circulation and $153 billion in managed loans, Chase Card Services is one of the nation’s largest credit card issuers. Customers used Chase cards for over $339 billion worth of transactions in 2006.
Chase offers a wide variety of general-purpose cards to satisfy the needs of individual consumers, small businesses and partner organizations, including cards issued with AARP, Amazon, Continental Airlines, Marriott, Southwest Airlines, Sony, United Airlines, Walt Disney Company and many other well-known brands and organizations. Chase also issues private-label cards with Circuit City, Kohl’s, Sears Canada and BP.
Chase Paymentech Solutions, LLC, a joint venture with JPMorgan Chase and First Data Corporation, is the largest processor of MasterCard and Visa payments in the world, having handled over 18 billion transactions in 2006.
JPMorgan Chase uses the concept of “managed receivables” to evaluate the credit performance of its credit card loans, both loans on the balance sheet and loans that have been securitized. For further information, see Explanation and reconciliation of the Firm’s use of non-GAAP financial measures on pages 32–33 of this Annual Report. Managed results exclude the impact of credit card securitizations on Total net revenue, the Provision for credit losses, net charge-offs and loan receivables. Securitization does not change reported Net income; however, it does affect the classification of items on the Consolidated statements of income and Consolidated balance sheets.
Selected income statement data – managed basis

Year ended December 31,
(in millions, except ratios)	2006	2005	2004 (c)

Revenue
Credit card income	$2,587	$3,351	$2,179
All other income	357	212	192

Noninterest revenue	2,944	3,563	2,371
Net interest income	11,801	11,803	8,374

Total net revenue(a)	14,745	15,366	10,745

Provision for credit losses(b)	4,598	7,346	4,851

Noninterest expense
Compensation expense	1,003	1,081	893
Noncompensation expense	3,344	3,170	2,485
Amortization of intangibles	739	748	505

Total noninterest expense(a)	5,086	4,999	3,883

Income before income tax expense(a)	5,061	3,021	2,011
Income tax expense	1,855	1,114	737

Net income	$3,206	$1,907	$1,274

Memo: Net securitization gains/ (amortization)	$82	$56	$(8)
Financial metrics
ROE	23%	16%	17%
Overhead ratio	34	33	36

(a)	As a result of the integration of Chase Merchant Services and Paymentech merchant processing businesses into a joint venture, beginning in the fourth quarter of 2005, Total net revenue, Total noninterest expense and Income before income tax expense have been reduced to reflect the deconsolidation of Paymentech. There was no impact to Net income.
(b)	2005 includes a $100 million special provision related to Hurricane Katrina; the remaining unused portion was released in 2006.
(c)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
To illustrate underlying business trends, the following discussion of CS’ performance assumes that the deconsolidation of Paymentech had occurred as of the beginning of 2004. The effect of the deconsolidation would have reduced Total net revenue, primarily in Noninterest revenue, and Total noninterest expense, but would not have had any impact on Net income for each period. The following table presents a reconciliation of CS’ managed basis to an adjusted basis to disclose the effect of the deconsolidation of Paymentech on CS’ results for the periods presented.
Reconciliation of Card Services’ managed results to an adjusted basis to disclose the effect of the Paymentech deconsolidation

Year ended December 31,
(in millions)	2006	2005	2004 (a)

Noninterest revenue
Managed for the period	$2,944	$3,563	$2,371
Adjustment for Paymentech	—	(422)	(276)

Adjusted Noninterest revenue	$2,944	$3,141	$2,095

Total net revenue
Managed for the period	$14,745	$15,366	$10,745
Adjustment for Paymentech	—	(435)	(283)

Adjusted Total net revenue	$14,745	$14,931	$10,462

Total noninterest expense
Managed for the period	$5,086	$4,999	$3,883
Adjustment for Paymentech	—	(389)	(252)

Adjusted Total noninterest expense	$5,086	$4,610	$3,631

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
2006 compared with 2005
Net income of $3.2 billion was up by $1.3 billion, or 68%, from the prior year. Results were driven by a lower provision for credit losses due to significantly lower bankruptcy filings.
End-of-period managed loans of $152.8 billion increased by $10.6 billion, or 7%, from the prior year. Average managed loans of $141.1 billion increased by $4.7 billion, or 3%, from the prior year. Compared with the prior year, both average managed and end-of-period managed loans continued to be affected negatively by higher customer payment rates. Management believes that contributing to the higher payment rates are the new minimum payment rules and a higher proportion of customers in rewards-based programs.
The current year benefited from organic growth and reflected acquisitions of two loan portfolios. The first portfolio was the Sears Canada credit card business, which closed in the fourth quarter of 2005. The Sears Canada portfolio’s average managed loan balances were $2.1 billion in the current year and $291 million in the prior year. The second purchase was the Kohl’s private label portfolio, which closed in the second quarter of 2006. The Kohl’s portfolio average and period-end managed loan balances for 2006 were $1.2 billion and $2.5 billion, respectively.
Total net managed revenue of $14.7 billion was down by $186 million, or 1% from the prior year. Net interest income of $11.8 billion was flat to the prior year. Net interest income benefited from an increase in average managed loan balances and lower revenue reversals associated with lower charge-offs. These increases were offset by attrition of mature, higher spread balances as a result of higher payment rates and higher cost of funds on balance growth in promotional, introductory and transactor loan balances, which increased due to continued investment in marketing. Noninterest revenue of $2.9 billion was down

JPMorgan Chase & Co./2006 Annual Report	43

Management’s discussion and analysis
JPMorgan Chase & Co.

by $197 million, or 6%. Interchange income increased, benefiting from 12% higher charge volume, but was more than offset by higher volume-driven payments to partners, including Kohl’s, and increased rewards expense (both of which are netted against interchange income).
The managed provision for credit losses was $4.6 billion, down by $2.7 billion, or 37%, from the prior year. This benefit was due to a significant decrease in net charge-offs of $2.4 billion, reflecting the continued low level of bankruptcy losses, partially offset by an increase in contractual net charge-offs. The provision also benefited from a release in the Allowance for loan losses in the current year of unused reserves related to Hurricane Katrina, compared with an increase in the Allowance for loan losses in the prior year. The managed net charge-off rate decreased to 3.33%, down from 5.21% in the prior year. The 30-day managed delinquency rate was 3.13%, up from 2.79% in the prior year.
Noninterest expense of $5.1 billion was up $476 million, or 10%, from the prior year due largely to higher marketing spending and acquisitions offset partially by merger savings.
2005 compared with 2004
Net income of $1.9 billion was up $633 million, or 50%, from the prior year due to the Merger. In addition, lower expenses driven by merger savings, stronger underlying credit quality and higher revenue from increased loan balances and charge volume were offset partially by the impact of increased bankruptcies.
Net managed revenue was $14.9 billion, up $4.5 billion, or 43%. Net interest income was $11.8 billion, up $3.4 billion, or 41%, primarily due to the Merger, and the acquisition of a private label portfolio. In addition, higher loan balances were offset partially by narrower loan spreads and the reversal of revenue related to increased bankruptcy losses. Noninterest revenue of $3.1 billion was up $1.0 billion, or 50%, due to the Merger and higher interchange income from higher charge volume, partially offset by higher volume-driven payments to partners and higher expense related to rewards programs.
The Provision for credit losses was $7.3 billion, up $2.5 billion, or 51%, primarily due to the Merger, and included the acquisition of a private label portfolio. The provision also increased due to record bankruptcy-related net charge-offs resulting from bankruptcy legislation which became effective on October 17, 2005. Finally, the Allowance for loan losses was increased in part by the special Provision for credit losses related to Hurricane Katrina. These factors were offset partially by lower contractual net charge-offs. Despite a record level of bankruptcy losses, the net charge-off rate improved. The managed net charge-off rate was 5.21%, down from 5.27% in the prior year. The 30-day managed delinquency rate was 2.79%, down from 3.70% in the prior year, driven primarily by accelerated loss recognition of delinquent accounts as a result of the bankruptcy reform legislation and strong underlying credit quality.
Noninterest expense of $4.6 billion increased by $1.0 billion, or 27%, primarily due to the Merger, which included the acquisition of a private label portfolio. Merger savings, including lower processing and compensation costs were offset partially by higher spending on marketing.
Selected metrics

Year ended December 31,
(in millions, except headcount, ratios
and where otherwise noted)	2006	2005	2004 (d)

% of average managed outstandings:
Net interest income	8.36%	8.65%	9.16%
Provision for credit losses	3.26	5.39	5.31
Noninterest revenue	2.09	2.61	2.59
Risk adjusted margin(a)	7.19	5.88	6.45
Noninterest expense	3.60	3.67	4.25
Pretax income (ROO)	3.59	2.21	2.20
Net income	2.27	1.40	1.39

Business metrics
Charge volume (in billions)	$339.6	$301.9	$193.6
Net accounts opened (in thousands)(b)	45,869	21,056	7,523
Credit cards issued (in thousands)	154,424	110,439	94,285
Number of registered
Internet customers	22.5	14.6	13.6
Merchant acquiring business(c)
Bank card volume (in billions)	$660.6	$563.1	$396.2
Total transactions	18,171	15,499	9,049

Selected ending balances
Loans:
Loans on balance sheets	$85,881	$71,738	$64,575
Securitized loans	66,950	70,527	70,795

Managed loans	$152,831	$142,265	$135,370

Selected average balances
Managed assets	$148,153	$141,933	$94,741
Loans:
Loans on balance sheets	$73,740	$67,334	$38,842
Securitized loans	67,367	69,055	52,590

Managed loans	$141,107	$136,389	$91,432

Equity	$14,100	$11,800	$7,608

Headcount	18,639	18,629	19,598

Managed credit quality statistics
Managed Net charge-offs	$4,698	$7,100	$4,821
Net charge-off rate	3.33%	5.21%	5.27%

Managed delinquency ratios
30+ days	3.13%	2.79%	3.70%
90+ days	1.50	1.27	1.72

Allowance for loan losses	$3,176	$3,274	$2,994
Allowance for loan losses to period-end loans	3.70%	4.56%	4.64%

(a)	Represents Total net revenue less Provision for credit losses.
(b)	2006 includes approximately 21 million accounts from the acquisition of the Kohl’s private label portfolio in the second quarter of 2006 and approximately 9 million accounts from the acquisition of the BP and Pier 1 Imports, Inc. private label portfolios in the fourth quarter of 2006. Fourth quarter of 2005 includes approximately 10 million accounts from the acquisition of the Sears Canada portfolio.
(c)	Represents 100% of the merchant acquiring business.
(d)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

The following is a brief description of selected business metrics within Card Services.
•	Charge volume – Represents the dollar amount of cardmember purchases, balance transfers and cash advance activity.

•	Net accounts opened – Includes originations, purchases and sales.

•	Merchant acquiring business – Represents an entity that processes payments for merchants. JPMorgan Chase is a partner in Chase Paymentech Solutions, LLC.
-	Bank card volume – Represents the dollar amount of transactions processed for merchants.

-	Total transactions – Represents the number of transactions and authorizations processed for merchants.

44	JPMorgan Chase & Co./2006 Annual Report

The financial information presented below reconciles reported basis and managed basis to disclose the effect of securitizations.

Year ended December 31,
(in millions)	2006	2005	2004 (c)

Income statement data(a)
Credit card income
Reported basis for the period	$6,096	$6,069	$4,446
Securitization adjustments	(3,509)	(2,718)	(2,267)

Managed credit card income	$2,587	$3,351	$2,179

All other income
Reported basis for the period	$357	$212	$278
Securitization adjustments	—	—	(86)

Managed All other income	$357	$212	$192

Net interest income
Reported basis for the period	$6,082	$5,309	$3,123
Securitization adjustments	5,719	6,494	5,251

Managed net interest income	$11,801	$11,803	$8,374

Total net revenue
Reported basis for the period	$12,535	$11,590	$7,847
Securitization adjustments	2,210	3,776	2,898

Managed Total net revenue	$14,745	$15,366	$10,745

Provision for credit losses
Reported data for the period(b)	$2,388	$3,570	$1,953
Securitization adjustments	2,210	3,776	2,898

Managed Provision for credit losses(b)	$4,598	$7,346	$4,851

Balance sheet – average balances(a)
Total average assets
Reported data for the period	$82,887	$74,753	$43,657
Securitization adjustments	65,266	67,180	51,084

Managed average assets	$148,153	$141,933	$94,741

Credit quality statistics(a)
Net charge-offs
Reported net charge-offs data for the period	$2,488	$3,324	$1,923
Securitization adjustments	2,210	3,776	2,898

Managed net charge-offs	$4,698	$7,100	$4,821

(a)	For a discussion of managed basis, see the non-GAAP financial measures discussion on pages 32–33 of this Annual Report.
(b)	2005 includes a $100 million special provision related to Hurricane Katrina, which was released in 2006.
(c)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

JPMorgan Chase & Co./2006 Annual Report	45

Management’s discussion and analysis
JPMorgan Chase & Co.

COMMERCIAL BANKING

Commercial Banking serves more than 30,000 clients, including corporations, municipalities, financial institutions and not-for-profit entities. These clients generally have annual revenues ranging from $10 million to $2 billion. Commercial bankers serve clients nationally throughout the RFS footprint and in offices located in other major markets.
Commercial Banking offers its clients industry knowledge, experience, a dedicated service model, comprehensive solutions and local expertise. The Firm’s broad platform positions CB to deliver extensive product capabilities – including lending, treasury services, investment banking and asset management – to meet its clients’ U.S. and international financial needs.
On October 1, 2006, JPMorgan Chase completed the acquisition of The Bank of New York’s consumer, business banking and middle-market banking businesses, adding approximately $2.3 billion in loans and $1.2 billion in deposits.

Selected income statement data
Year ended December 31,
(in millions, except ratios)	2006	2005	2004	(c)

Revenue
Lending & deposit related fees	$589	$572	$438
Asset management, administration and commissions	67	57	30
All other income(a)	417	357	217

Noninterest revenue	1,073	986	685
Net interest income	2,727	2,502	1,593

Total net revenue	3,800	3,488	2,278

Provision for credit losses(b)	160	73	41

Noninterest expense
Compensation expense	740	654	461
Noncompensation expense	1,179	1,137	831
Amortization of intangibles	60	65	34

Total noninterest expense	1,979	1,856	1,326

Income before income tax expense	1,661	1,559	911
Income tax expense	651	608	350

Net income	$1,010	$951	$561

Financial ratios
ROE	18%	28%	27%
ROA	1.75	1.82	1.72
Overhead ratio	52	53	58

(a)	IB-related and commercial card revenues are included in All other income.
(b)	2005 includes a $35 million special provision related to Hurricane Katrina.
(c)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
Commercial Banking operates in 14 of the top 15 U.S. metropolitan areas and is divided into three businesses: Middle Market Banking, Mid-Corporate Banking and Real Estate Banking. General coverage for corporate clients is provided by Middle Market Banking, which covers clients with annual revenues generally ranging between $10 million and $500 million. Mid-Corporate Banking covers clients with annual revenues generally ranging between $500 million and $2 billion and focuses on clients that have broader investment-banking needs. The third segment, Real Estate Banking, serves large regional and national real estate customers across the United States. In addition to these three customer segments, CB offers several products to the Firm’s entire customer base:
•	Asset-based financing, syndications and collateral analysis through Chase Business Credit.

•	A variety of equipment finance and leasing products, with specialties in aircraft finance, public sector, healthcare and information technology through Chase Equipment Leasing.

•	Alternative capital strategies that provide a broader range of financing options, such as mezzanine and second lien loans and preferred equity, through Chase Capital Corporation.
With a large customer base across these segments and products, management believes the CB loan portfolio is highly diversified across a broad range of industries and geographic locations.
2006 compared with 2005
Net income of $1.0 billion increased by $59 million, or 6%, from the prior year due to higher revenue, partially offset by higher expense and provision for credit losses.
Record net revenue of $3.8 billion increased 9%, or $312 million. Net interest income increased to $2.7 billion, primarily driven by higher liability balances and loan volumes, partially offset by loan spread compression and a shift to narrower-spread liability products. Noninterest revenue was $1.1 billion, up $87 million, or 9%, due to record IB-related revenue and higher commercial card revenue.
Revenue grew for each CB business compared with the prior year, driven by increased treasury services, investment banking and lending revenue. Compared with the prior year, Middle Market Banking revenue of $2.5 billion increased by $177 million, or 8%. Mid-Corporate Banking revenue of $656 million increased by $105 million, or 19%, and Real Estate Banking revenue of $458 million increased by $24 million, or 6%.
Provision for credit losses was $160 million, up from $73 million in the prior year, reflecting portfolio activity and the establishment of additional allowance for loan losses related to loans acquired from The Bank of New York, partially offset by a release of the unused portion of the special reserve established in 2005 for Hurricane Katrina. Net charge-offs were flat compared with the prior year. Nonperforming loans declined 56%, to $121 million.
Total noninterest expense of $2.0 billion increased by $123 million, or 7%, from last year, primarily related to incremental Compensation expense related to SFAS 123R and increased expense resulting from higher client usage of Treasury Services’ products.
2005 compared with 2004
Net income of $951 million was up $390 million, or 70%, from the prior year, primarily due to the Merger.
Total net revenue of $3.5 billion increased by $1.2 billion, or 53%, primarily as a result of the Merger. In addition to the overall increase from the Merger, Net interest income of $2.5 billion was positively affected by wider spreads on higher volume related to liability balances and increased loan volumes, partially offset by narrower loan spreads. Noninterest revenue of $986 million was positively impacted by the Merger and higher IB revenue, partially offset by lower deposit-related fees due to higher interest rates.
Each business within CB demonstrated revenue growth over the prior year, primarily due to the Merger. Middle Market Banking revenue was $2.4 billion, an increase of $861 million, or 58%, over the prior year; Mid-Corporate Banking revenue was $551 million, an increase of $183 million, or 50%; and

46	JPMorgan Chase & Co. / 2006 Annual Report

Real Estate Banking revenue was $434 million, up $162 million, or 60%. In addition to the Merger, revenue was higher for each business due to wider spreads and higher volume related to liability balances and increased investment banking revenue, partially offset by narrower loan spreads.
Provision for credit losses of $73 million increased by $32 million, primarily due to a special provision related to Hurricane Katrina, increased loan balances and refinements in the data used to estimate the allowance for credit losses. The credit quality of the portfolio was strong with net charge-offs of $26 million, down $35 million from the prior year, and nonperforming loans of $272 million were down $255 million, or 48%.
Total noninterest expense of $1.9 billion increased by $530 million, or 40%, primarily due to the Merger and to an increase in allocated unit costs for Treasury Services’ products.

Selected metrics
Year ended December 31,
(in millions, except headcount and ratios)	2006	2005	2004	(d)

Revenue by product:
Lending	$1,344	$1,215	$805
Treasury services	2,243	2,062	1,335
Investment banking	253	206	118
Other	(40)	5	20

Total Commercial Banking revenue	$3,800	$3,488	$2,278
IB revenue, gross(a)	716	552	NA

Revenue by business:
Middle Market Banking	$2,535	$2,358	$1,497
Mid-Corporate Banking	656	551	368
Real Estate Banking	458	434	272
Other	151	145	141

Total Commercial Banking revenue	$3,800	$3,488	$2,278

Selected average balances
Total assets	$57,754	$52,358	$32,547
Loans and leases(b)	53,596	48,117	28,914
Liability balances(c)	73,613	66,055	47,646
Equity	5,702	3,400	2,093

Average loans by business:
Middle Market Banking	$33,225	$31,193	$17,500
Mid-Corporate Banking	8,632	6,388	4,354
Real Estate Banking	7,566	6,909	4,047
Other	4,173	3,627	3,013

Total Commercial Banking loans	$53,596	$48,117	$28,914

Headcount	4,459	4,418	4,527

Credit data and quality statistics:
Net charge-offs	$27	$26	$61
Nonperforming loans	121	272	527
Allowance for loan losses	1,519	1,392	1,322
Allowance for lending-related commitments	187	154	169

Net charge-off rate(b)	0.05%	0.05%	0.21%
Allowance for loan losses to average loans(b)	2.86	2.91	4.57
Allowance for loan losses to nonperforming loans	1,255	512	251
Nonperforming loans to average loans	0.23	0.57	1.82

(a)	Represents the total revenue related to investment banking products sold to CB clients.
(b)	Average loans include loans held-for-sale of $442 million and $283 million for 2006 and 2005, respectively. This information is not available for 2004. Loans held-for-sale amounts are not included in the net charge-off rate or allowance coverage ratios.
(c)	Liability balances include deposits and deposits swept to on–balance sheet liabilities.
(d)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

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
Treasury services includes a broad range of products and services enabling clients to transfer, invest and manage the receipt and disbursement of funds, while providing the related information reporting. These products and services include:
•	U.S. dollar and multi-currency clearing

•	ACH

•	Lockbox

•	Disbursement and reconciliation services

•	Check deposits

•	Other check and currency-related services

•	Trade finance and logistics solutions

•	Commercial card

•	Deposit products, sweeps and money market mutual funds
Investment banking provides clients with sophisticated capital-raising alternatives, as well as balance sheet and risk management tools, through:
•	Advisory

•	Equity underwriting

•	Loan syndications

•	Investment-grade debt

•	Asset-backed securities

•	Private placements

•	High-yield bonds

•	Derivatives

•	Foreign exchange hedges

•	Securities sales

JPMorgan Chase & Co. / 2006 Annual Report	47

Management’s discussion and analysis
JPMorgan Chase & Co.

TREASURY & SECURITIES SERVICES

Treasury & Securities Services is a global leader in providing transaction, investment and information services to support the needs of institutional clients worldwide. TSS is one of the largest cash management providers in the world and a leading global custodian. Treasury Services provides a variety of cash management products, trade finance and logistics solutions, wholesale card products, and short-term liquidity management capabilities to small and mid-sized companies, multinational corporations, financial institutions and government entities. TS partners with the Commercial Banking, Retail Financial Services and Asset Management businesses to serve clients firmwide. As a result, certain TS revenues are included in other segments’ results. Worldwide Securities Services stores, values, clears and services securities and alternative investments for investors and broker-dealers; and manages Depositary Receipt programs globally.
As a result of the transaction with The Bank of New York on October 1, 2006, selected corporate trust businesses were transferred from TSS to the Corporate segment and are reported in discontinued operations for all periods presented.

Selected income statement data
Year ending December 31,
(in millions, except ratios)	2006	2005	2004 (c)

Revenue
Lending & deposit related fees	$735	$731	$649
Asset management, administration and commissions	2,692	2,409	1,963
All other income	612	519	361

Noninterest revenue	4,039	3,659	2,973
Net interest income	2,070	1,880	1,225

Total net revenue	6,109	5,539	4,198

Provision for credit losses	(1)	—	7
Credit reimbursement to IB(a)	(121)	(154)	(90)

Noninterest expense
Compensation expense	2,198	1,874	1,414
Noncompensation expense	1,995	2,095	2,254
Amortization of intangibles	73	81	58

Total noninterest expense	4,266	4,050	3,726

Income before income tax expense	1,723	1,335	375
Income tax expense	633	472	98

Net income	$1,090	$863	$277

Financial ratios
ROE	48%	57%	14%
Overhead ratio	70	73	89
Pretax margin ratio(b)	28	24	9

(a)	TSS is charged a credit reimbursement related to certain exposures managed within the IB credit portfolio on behalf of clients shared with TSS. For a further discussion, see Credit reimbursement on page 35 of this Annual Report.
(b)	Pretax margin represents Income before income tax expense divided by Total net revenue, which is a measure of pretax performance and another basis by which management evaluates its performance and that of its competitors.
(c)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
2006 compared with 2005
Net income was $1.1 billion, an increase of $227 million, or 26%, from the prior year. Earnings benefited from increased revenue, and was offset by higher compensation expense and the absence of prior-year charges of $58 million (after-tax) related to the termination of a client contract.
Total net revenue was $6.1 billion, an increase of $570 million, or 10%. Noninterest revenue was $4.0 billion, up by $380 million, or 10%. The improvement was due primarily to an increase in assets under custody to $13.9 trillion, which was driven by market value appreciation and new business. Also contributing to the improvement was growth in depositary receipts, securities lending, and global clearing, all of which were driven by a combination of increased product usage by existing clients and new business. Net interest income was $2.1 billion, an increase of $190 million, or 10%, benefiting from a 22% increase in average liability balances, partially offset by the impact of growth in narrower-spread liability products.
Treasury Services Total net revenue of $2.8 billion was up 4%. Worldwide Securities Services Total net revenue of $3.3 billion grew by $473 million, or 17%. TSS firmwide Total net revenue, which includes Treasury Services Total net revenue recorded in other lines of business, grew to $8.6 billion, up by $778 million, or 10%. Treasury Services firmwide Total net revenue grew to $5.2 billion, an increase of $305 million, or 6%.
Total noninterest expense was $4.3 billion, up $216 million, or 5%. The increase was due to higher compensation expense related to increased client activity, business growth, investment in new product platforms and incremental expense related to SFAS 123R, partially offset by the absence of prior-year charges of $93 million related to the termination of a client contract.
2005 compared with 2004
Net income was $863 million, an increase of $586 million, or 212%. Primarily driving the improvement in revenue were the Merger, business growth, and widening spreads on and growth in average liability balances. Noninterest expense increased primarily due to the Merger and higher compensation expense. Results for 2005 also included charges of $58 million (after-tax) to terminate a client contract. Results for 2004 also included software-impairment charges of $97 million (after-tax) and a gain of $10 million (after-tax) on the sale of a business.
Total net revenue of $5.5 billion increased $1.3 billion, or 32%. Net interest income grew to $1.9 billion, up $655 million, due to wider spreads on liability balances, a change in the corporate deposit pricing methodology in 2004 and growth in average liability balances. Noninterest revenue of $3.7 billion increased by $686 million, or 23%, due to product growth across TSS, the Merger and the acquisition of Vastera. Leading the product revenue growth was an increase in assets under custody to $10.7 trillion, primarily driven by market value appreciation and new business, along with growth in wholesale card, securities lending, foreign exchange, trade, clearing and ACH revenues. Partially offsetting this growth in noninterest revenue was a decline in deposit-related fees due to higher interest rates and the absence, in the current period, of a gain on the sale of a business.

48	JPMorgan Chase & Co. / 2006 Annual Report

TS Total net revenue of $2.7 billion grew by $635 million, and WSS Total net revenue of $2.8 billion grew by $706 million. TSS firmwide Total net revenue, which includes TS Total net revenue recorded in other lines of business, grew to $7.8 billion, up $2.1 billion, or 38%. Treasury Services firmwide Total net revenue grew to $4.9 billion, up $1.4 billion, or 41%.
Credit reimbursement to the Investment Bank was $154 million, an increase of $64 million, primarily as a result of the Merger. TSS is charged a credit reimbursement related to certain exposures managed within the Investment Bank credit portfolio on behalf of clients shared with TSS.
Total noninterest expense of $4.1 billion was up $324 million, or 9%, due to the Merger, increased compensation expense resulting from new business growth and the Vastera acquisition, and charges of $93 million to terminate a client contract. Partially offsetting these increases were higher product unit costs charged to other lines of business, primarily Commercial Banking, lower allocations of Corporate segment expenses, merger savings and business efficiencies. The prior year included software-impairment charges of $155 million.

Treasury & Securities Services firmwide metrics include certain TSS product revenues and liability balances reported in other lines of business for customers who are also customers of those lines of business.
Management reviews firmwide metrics such as liability balances, revenues and overhead ratios in assessing financial performance for TSS as such firmwide metrics capture the firmwide impact of TS’ and TSS’ products and services. Management believes such firmwide metrics are necessary in order to understand the aggregate TSS business.

Selected metrics
Year ending December 31,
(in millions, except headcount, ratio data
and where otherwise noted)	2006	2005	2004	(g)

Revenue by business
Treasury Services	$2,792	$2,695	$2,060
Worldwide Securities Services	3,317	2,844	2,138

Total net revenue	$6,109	$5,539	$4,198

Business metrics
Assets under custody (in billions)	$13,903	$10,662	$9,300
Number of:
US$ ACH transactions originated (in millions)	3,503	2,966	1,994
Total US$ clearing volume (in thousands)	104,846	95,713	81,162
International electronic funds transfer volume (in thousands)(a)	145,325	89,537	45,654
Wholesale check volume (in millions)	3,409	3,735	NA
Wholesale cards issued (in thousands)(b)	17,228	13,206	11,787
Selected balance sheets (average)
Total assets	$31,760	$28,206	$24,815
Loans	15,564	12,349	9,840
Liability balances(c)	189,540	154,731	115,514
Equity	2,285	1,525	1,989

Headcount	25,423	22,207	20,467

TSS firmwide metrics
Treasury Services firmwide revenue(d)	$5,242	$4,937	$3,508
Treasury & Securities Services firmwide revenue(d)	8,559	7,781	5,646
Treasury Services firmwide overhead ratio(e)	56%	58%	65%
Treasury & Securities Services firmwide overhead ratio(e)	62	65	78
Treasury Services firmwide liability balances (average)(f)	$162,020	$139,579	$102,785
Treasury & Securities Services firmwide liability balances(f)	262,678	220,781	163,169

(a)	International electronic funds transfer includes non-US$ ACH and clearing volume.
(b)	Wholesale cards issued include domestic commercial card, stored value card, prepaid card, and government electronic benefit card products.
(c)	Liability balances include deposits and deposits swept to on-balance sheet liabilities.
(d)	Firmwide revenue includes TS revenue recorded in the CB, Regional Banking and AM lines of business (see below) and excludes FX revenues recorded in the IB for TSS-related FX activity.

(in millions)	2006	2005	2004	(g)

Treasury Services revenue reported in CB	$2,243	$2,062	$1,335
Treasury Services revenue reported in other lines of business	207	180	113

TSS firmwide FX revenue, which includes FX revenue recorded in TSS and FX revenue associated with TSS customers who are FX customers of the IB, was $445 million, $382 million and $320 million for the years ended December 31, 2006, 2005 and 2004, respectively.
(e)	Overhead ratios have been calculated based upon firmwide revenues and TSS and TS expenses, respectively, including those allocated to certain other lines of business. FX revenues and expenses recorded in the IB for TSS-related FX activity are not included in this ratio.
(f)	Firmwide liability balances include TS’ liability balances recorded in certain other lines of business. Liability balances associated with TS customers who are also customers of the CB line of business are not included in TS liability balances.
(g)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

JPMorgan Chase & Co. / 2006 Annual Report	49

Management’s discussion and analysis
JPMorgan Chase & Co.

ASSET MANAGEMENT

With assets under supervision of $1.3 trillion, AM is a global leader in investment and wealth management. AM clients include institutions, retail investors and high-net-worth individuals in every major market throughout the world. AM offers global investment management in equities, fixed income, real estate, hedge funds, private equity and liquidity, including both money-market instruments and bank deposits. AM also provides trust and estate and banking services to high-net-worth clients, and retirement services for corporations and individuals. The majority of AM’s client assets are in actively managed portfolios.

Selected income statement data
Year ended December 31,
(in millions, except ratios)	2006	2005	2004 (b)

Revenue
Asset management, administration and commissions	$5,295	$4,189	$3,140
All other income	521	394	243

Noninterest revenue	5,816	4,583	3,383
Net interest income	971	1,081	796

Total net revenue	6,787	5,664	4,179

Provision for credit losses	(28)	(56)	(14)

Noninterest expense
Compensation expense	2,777	2,179	1,579
Noncompensation expense	1,713	1,582	1,502
Amortization of intangibles	88	99	52

Total noninterest expense	4,578	3,860	3,133

Income before income tax expense	2,237	1,860	1,060
Income tax expense	828	644	379

Net income	$1,409	$1,216	$681

Financial ratios
ROE	40%	51%	17%
Overhead ratio	67	68	75
Pretax margin ratio(a)	33	33	25

(a)	Pretax margin represents Income before income tax expense divided by Total net revenue, which is a measure of pretax performance and another basis by which management evaluates its performance and that of its competitors.
(b)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
2006 compared with 2005
Net income was a record $1.4 billion, up by $193 million, or 16%, from the prior year. Improved results were driven by increased revenue offset partially by higher performance-based compensation expense, incremental expense from the adoption of SFAS 123R and the absence of a tax credit recognized in the prior year.
Total net revenue was a record $6.8 billion, up by $1.1 billion, or 20%, from the prior year. Noninterest revenue, principally fees and commissions, of $5.8 billion was up by $1.2 billion, or 27%. This increase was due largely to increased assets under management and higher performance and placement fees. Net interest income was $971 million, down by $110 million, or 10%, from the prior year. The decline was due primarily to narrower spreads on deposit products and the absence of BrownCo, partially offset by higher deposit and loan balances.
Institutional revenue grew 41%, to $2.0 billion, due to net asset inflows and higher performance fees. Private Bank revenue grew 13%, to $1.9 billion, due to increased placement activity, higher asset management fees and higher deposit balances, partially offset by narrower average spreads on deposits. Retail revenue grew 22%, to $1.9 billion, primarily due to net asset inflows, partially offset by the sale of BrownCo. Private Client Services revenue decreased 1%, to $1.0 billion, as higher deposit and loan balances were more than offset by narrower average deposit and loan spreads.
Provision for credit losses was a benefit of $28 million compared with a benefit of $56 million in the prior year. The current-year benefit reflects a high level of recoveries and stable credit quality.
Total noninterest expense of $4.6 billion was up by $718 million, or 19%, from the prior year. The increase was due to higher performance-based compensation, incremental expense related to SFAS 123R, increased salaries and benefits related to business growth, and higher minority interest expense related to Highbridge, partially offset by the absence of BrownCo.
2005 compared with 2004
Net income of $1.2 billion was up $535 million from the prior year due to the Merger and increased revenue, partially offset by higher compensation expense.
Total net revenue was $5.7 billion, up $1.5 billion, or 36%. Noninterest revenue, primarily fees and commissions, of $4.6 billion was up $1.2 billion, principally due to the Merger, the acquisition of a majority interest in Highbridge in 2004, net asset inflows and global equity market appreciation. Net interest income of $1.1 billion was up $285 million, primarily due to the Merger, higher deposit and loan balances, partially offset by narrower deposit spreads.
Private Bank revenue grew 9%, to $1.7 billion. Retail revenue grew 30%, to $1.5 billion. Institutional revenue grew 57%, to $1.4 billion, due to the acquisition of a majority interest in Highbridge. Private Client Services revenue grew 88%, to $1.0 billion.
Provision for credit losses was a benefit of $56 million, compared with a benefit of $14 million in the prior year, due to lower net charge-offs and refinements in the data used to estimate the allowance for credit losses.
Total noninterest expense of $3.9 billion increased by $727 million, or 23%, reflecting the Merger, the acquisition of Highbridge and increased compensation expense related primarily to higher performance-based incentives.

50	JPMorgan Chase & Co. / 2006 Annual Report

Selected metrics
Year ended December 31,
(in millions, except headcount, ranking
data, and where otherwise noted)	2006	2005	2004 (e)

Revenue by client segment
Institutional	$1,972	$1,395	$891
Retail	1,885	1,544	1,184
Private Bank	1,907	1,689	1,554
Private Client Services	1,023	1,036	550

Total net revenue	$6,787	$5,664	$4,179

Business metrics
Number of:
Client advisors	1,506	1,484	1,377
Retirement planning services participants	1,362,000	1,299,000	918,000

% of customer assets in 4 & 5 Star Funds(a)	58%	46%	48%
% of AUM in 1st and 2nd quartiles:(b)
1 year	83	69	66
3 years	77	68	71
5 years	79	74	68

Selected average balance sheets data
Total assets	$43,635	$41,599	$37,751
Loans(c)	26,507	26,610	21,545
Deposits(c)(d)	50,607	42,123	32,431
Equity	3,500	2,400	3,902

Headcount	13,298	12,127	12,287

Credit data and quality statistics
Net charge-offs (recoveries)	$(19)	$23	$72
Nonperforming loans	39	104	79
Allowance for loan losses	121	132	216
Allowance for lending-related commitments	6	4	5

Net charge-off (recovery) rate	(0.07)%	0.09%	0.33%
Allowance for loan losses to average loans	0.46	0.50	1.00
Allowance for loan losses to nonperforming loans	310	127	273
Nonperforming loans to average loans	0.15	0.39	0.37

(a)	Derived from Morningstar for the United States; Micropal for the United Kingdom, Luxembourg, Hong Kong and Taiwan; and Nomura for Japan.
(b)	Quartile rankings sourced from Lipper for the United States and Taiwan; Micropal for the United Kingdom, Luxembourg, Hong Kong and Taiwan; and Nomura for Japan.
(c)	The sale of BrownCo, which closed on November 30, 2005, included $3.0 billion in both loans and deposits.
(d)	Reflects the transfer in 2005 of certain consumer deposits from RFS to AM.
(e)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

AM’s client segments comprise the following:
Institutional brings comprehensive global investment services – including asset management, pension analytics, asset-liability management and active risk budgeting strategies – to corporate and public institutions, endowments, foundations, not-for-profit organizations and governments worldwide.
Retail provides worldwide investment management services and retirement planning and administration through third-party and direct distribution of a full range of investment vehicles.
The Private Bank addresses every facet of wealth management for ultra-high-net-worth individuals and families worldwide, including investment management, capital markets and risk management, tax and estate planning, banking, capital raising and specialty-wealth advisory services.
Private Client Services offers high-net-worth individuals, families and business owners in the United States comprehensive wealth management solutions, including investment management, capital markets and risk management, tax and estate planning, banking, and specialty-wealth advisory services.

JPMorgan Chase & Co. / 2006 Annual Report	51

Management’s discussion and analysis
JPMorgan Chase & Co.

Assets under supervision
2006 compared with 2005
Assets under supervision (“AUS”) were $1.3 trillion, up 17%, or $198 billion, from the prior year. Assets under management (“AUM”) were $1.0 trillion, up 20%, or $166 billion, from the prior year. The increase was the result of net asset inflows in the Retail segment, primarily in equity-related products, Institutional segment flows, primarily in liquidity products, and market appreciation. Custody, brokerage, administration and deposit balances were $334 billion, up by $32 billion. The Firm also has a 43% interest in American Century Companies, Inc., whose AUM totaled $103 billion and $101 billion at December 31, 2006 and 2005, respectively.
2005 compared with 2004
AUS at December 31, 2005, were $1.1 trillion, up 4%, or $43 billion, from the prior year despite a $33 billion reduction due to the sale of BrownCo. AUM were $847 billion, up 7%. The increase was primarily the result of net asset inflows in equity-related products and global equity market appreciation. Custody, brokerage, administration, and deposits were $302 billion, down $13 billion due to a $33 billion reduction from the sale of BrownCo. The Firm also has a 43% interest in American Century Companies, Inc., whose AUM totaled $101 billion and $98 billion at December 31, 2005 and 2004, respectively.

Assets under supervision(a)(in billions)
As of or for the year ended December 31,	2006	2005	2004

Assets by asset class
Liquidity(b)	$311	$238	$232
Fixed income	175	165	171
Equities & balanced	427	370	326
Alternatives	100	74	62

Total Assets under management	1,013	847	791
Custody/brokerage/administration/deposits	334	302	315

Total Assets under supervision	$1,347	$1,149	$1,106

Assets by client segment
Institutional(c)	$538	$481	$466
Retail(c)	259	169	133
Private Bank	159	145	139
Private Client Services	57	52	53

Total Assets under management	$1,013	$847	$791

Institutional(c)	$539	$484	$487
Retail(c)	343	245	221
Private Bank	357	318	304
Private Client Services	108	102	94

Total Assets under supervision	$1,347	$1,149	$1,106

Assets by geographic region
U.S./Canada	$630	$562	$554
International	383	285	237

Total Assets under management	$1,013	$847	$791

U.S./Canada	$889	$805	$815
International	458	344	291

Total Assets under supervision	$1,347	$1,149	$1,106

Mutual fund assets by asset class
Liquidity	$255	$182	$183
Fixed income	46	45	41
Equities	206	150	104

Total mutual fund assets	$507	$377	$328

Assets under management rollforward(d)
Beginning balance, January 1	$847	$791	$561
Flows:
Liquidity	44	8	3
Fixed income	11	—	(8)
Equities, balanced and alternative	34	24	14
Acquisitions/divestitures(e)	—	—	183
Market/performance/other impacts	77	24	38

Ending balance, December 31	$1,013	$847	$791

Assets under supervision rollforward(d)
Beginning balance, January 1	$1,149	$1,106	$764
Net asset flows	102	49	42
Acquisitions /divestitures(f)	—	(33)	221
Market/performance/other impacts	96	27	79

Ending balance, December 31	$1,347	$1,149	$1,106

(a)	Excludes Assets under management of American Century Companies, Inc.
(b)	2006 data reflects the reclassification of $19 billion of assets under management into liquidity from other asset classes. Prior period data were not restated.
(c)	In 2006, assets under management of $22 billion from Retirement planning services has been reclassified from the Institutional client segment to the Retail client segment in order to be consistent with the revenue by client segment reporting.
(d)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
(e)	Reflects the Merger with Bank One ($176 billion) and the acquisition of a majority interest in Highbridge ($7 billion) in 2004.
(f)	Reflects the sale of BrownCo ($33 billion) in 2005, and the Merger with Bank One ($214 billion) and the acquisition of a majority interest in Highbridge ($7 billion) in 2004.

52	JPMorgan Chase & Co. / 2006 Annual Report

CORPORATE

The Corporate sector comprises Private Equity, Treasury, corporate staff units and expenses that are centrally managed. Private Equity includes the JPMorgan Partners and ONE Equity Partners businesses. Treasury manages the structural interest rate risk and investment portfolio for the Firm. The corporate staff units include Central Technology and Operations, Internal Audit, Executive Office, Finance, Human Resources, Marketing & Communications, Office of the General Counsel, Corporate Real Estate and General Services, Risk Management, and Strategy and Development. Other centrally managed expenses include the Firm’s occupancy and pension-related expenses, net of allocations to the business.
On August 1, 2006, the buyout and growth equity professionals of JPMorgan Partners (“JPMP”) formed an independent firm, CCMP Capital, LLC (“CCMP”), and the venture professionals separately formed an independent firm, Panorama Capital, LLC (“Panorama”). The investment professionals of CCMP and Panorama continue to manage the former JPMP investments pursuant to a management agreement with the Firm.
On October 1, 2006, the Firm completed the exchange of selected corporate trust businesses, including trustee, paying agent, loan agency and document management services, for the consumer, business banking and middle-market banking businesses of The Bank of New York. These corporate trust businesses, which were previously reported in TSS, are now reported as discontinued operations for all periods presented within Corporate. The related balance sheet and income statement activity were transferred to the Corporate segment commencing with the second quarter of 2006. Periods prior to the second quarter of 2006 have been revised to reflect this transfer.

Selected income statement data
Year ended December 31,
(in millions)	2006	2005	2004 (f)

Revenue
Principal transactions	$1,175	$1,524	$1,542
Securities gains (losses)	(608)	(1,487)	332
All other income(a)	485	1,583	109

Noninterest revenue	1,052	1,620	1,983
Net interest income	(1,044)	(2,756)	(1,214)

Total net revenue	8	(1,136)	769

Provision for credit losses(b)	(1)	10	748

Noninterest expense
Compensation expense	2,626	3,148	2,426
Noncompensation expense(c)	2,351	5,962	7,418
Merger costs	305	722	1,365

Subtotal	5,282	9,832	11,209
Net expenses allocated to other businesses	(4,141)	(4,505)	(4,839)

Total noninterest expense	1,141	5,327	6,370

Income (loss) from continuing operations before income tax expense	(1,132)	(6,473)	(6,349)
Income tax expense (benefit)(d)	(1,179)	(2,690)	(2,661)

Income (loss) from continuing operations	47	(3,783)	(3,688)
Income from discontinued operations (e)	795	229	206

Net income (loss)	$842	$(3,554)	$(3,482)

(a)	Includes a gain of $103 million in 2006 related to the initial public offering of Mastercard, and a gain of $1.3 billion on the sale of BrownCo in 2005.
(b)	2004 includes $858 million related to accounting policy conformity adjustments in connection with the Merger.
(c)	Includes insurance recoveries related to material legal proceedings of $512 million and $208 million in 2006 and 2005, respectively. Includes litigation reserve charges of $2.8 billion and $3.7 billion in 2005 and 2004, respectively.
(d)	Includes tax benefits recognized upon resolution of tax audits.
(e)	Includes a $622 million gain from exiting the corporate trust business in the fourth quarter of 2006.
(f)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
2006 compared with 2005
Net income was $842 million compared with a net loss of $3.6 billion in the prior year. In comparison with the prior year, Private Equity earnings was $627 million, down from $821 million; Treasury net loss was $560 million compared with a net loss of $2.0 billion; the net loss in Other Corporate (including Merger costs) was $20 million compared with a net loss of $2.6 billion; and the Net income from discontinued operations was $795 million compared with $229 million.
Total net revenue was $8 million, as compared with a negative $1.1 billion in the prior year. Net interest income was a negative $1.0 billion compared with negative $2.8 billion in the prior year. Treasury was the primary driver of the improvement, with Net interest income of negative $140 million compared with negative $1.7 billion in the prior year, benefiting primarily from an improvement in Treasury’s net interest spread and an increase in available-for-sale securities. Noninterest revenue was $1.1 billion compared with $1.6 billion, reflecting the absence of the $1.3 billion gain on the sale of BrownCo last year and lower Private Equity gains of $1.3 billion compared with gains of $1.7 billion in the prior year. These declines were offset by $619 million in securities losses in Treasury compared with securities losses of $1.5 billion in the prior year and a gain of $103 million related to the sale of Mastercard shares in its initial public offering in the current year.
Total noninterest expense was $1.1 billion, down by $4.2 billion from $5.3 billion in the prior year. Insurance recoveries relating to certain material litigation were $512 million in the current year, while the prior-year results included a material litigation charge of $2.8 billion, and related insurance recoveries of $208 million. Prior-year expense included a $145 million cost due to the accelerated vesting of stock options. Merger costs were $305 million compared with $722 million in the prior year.
Discontinued operations include the results of operations of selected corporate trust businesses sold to The Bank of New York on October 1, 2006. Prior to the sale, the selected corporate trust businesses produced $173 million of Net income in the current year compared with Net income of $229 million in the prior year. Net income from discontinued operations for 2006 also included a one-time gain of $622 million related to the sale of these businesses.
2005 compared with 2004
Total net revenue was a negative $1.1 billion compared with Total net revenue of $769 million in the prior year. Noninterest revenue of $1.6 billion decreased by $363 million and included securities losses of $1.5 billion due to the following: repositioning of the Treasury investment portfolio to manage exposure to interest rates; the gain on the sale of BrownCo of $1.3 billion; and the increase in private equity gains of $262 million. For further discussion on the sale of BrownCo, see Note 2 on page 97 of this Annual Report.

JPMorgan Chase & Co. / 2006 Annual Report	53

Management’s discussion and analysis
JPMorgan Chase & Co.

Net interest income was a loss of $2.8 billion compared with a loss of $1.2 billion in the prior year. Actions and policies adopted in conjunction with the Merger and the repositioning of the Treasury investment portfolio were the main drivers of the increased loss.
Total noninterest expense was $5.3 billion, down $1.1 billion from $6.4 billion in the prior year. Material litigation charges were $2.8 billion compared with $3.7 billion in the prior year. Merger costs were $722 million compared with $1.4 billion in the prior year. These decreases were offset primarily by the cost of accelerated vesting of certain employee stock options.
On September 15, 2004, JPMorgan Chase and IBM announced the Firm’s plans to reintegrate the portions of its technology infrastructure – including data centers, help desks, distributed computing, data networks and voice networks – that were previously outsourced to IBM. In January 2005, approximately 3,100 employees and 800 contract employees were transferred to the Firm.

Selected metrics
Year ended December 31,
(in millions, except headcount)	2006	2005	2004 (e)

Total net revenue
Private equity $	$1,142	$1,521	$1,211
Treasury	(797)	(3,278)	81
Corporate other(a)	(337)	621	(523)

Total net revenue	$8	$(1,136)	$769

Net income (loss)
Private equity	$627	$821	$602
Treasury	(560)	(2,028)	(106)
Corporate other(a)(b)(c)	169	(2,128)	(3,337)
Merger costs	(189)	(448)	(847)

Income (loss) from continuing operations	47	(3,783)	(3,688)
Income from discontinued operations (d)	795	229	206

Total net income (loss)	$842	$(3,554)	$(3,482)

Headcount	23,242	30,666	26,956

(a)	Includes a gain of $64 million ($103 million pretax) in 2006 related to the initial public offering of Mastercard, and a gain of $752 million ($1.3 billion pretax) on the sale of BrownCo in 2005.
(b)	Includes insurance recoveries (after-tax) related to material legal proceedings of $317 million and $129 million in 2006 and 2005, respectively. Includes litigation reserve charges (after-tax) of $1.7 billion and $2.3 billion in 2005 and 2004, respectively.
(c)	Includes tax benefits recognized upon resolution of tax audits.
(d)	Includes a $622 million gain from exiting the corporate trust business in the fourth quarter of 2006.
(e)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
Private equity portfolio
2006 compared with 2005
The carrying value of the private equity portfolio declined by $95 million to $6.1 billion as of December 31, 2006. This decline was due primarily to sales offset partially by new investment activity. The portfolio represented 8.6% of the Firm’s stockholders’ equity less goodwill at December 31, 2006, down from 9.7% at December 31, 2005.
2005 compared with 2004
The carrying value of the private equity portfolio declined by $1.3 billion to $6.2 billion as of December 31, 2005. This decline was primarily the result of sales and recapitalizations of direct investments. The portfolio represented 9.7% and 12% of JPMorgan Chase’s stockholders’ equity less goodwill at December 31, 2005 and 2004, respectively.
Selected income statement and
balance sheet data

Year ended December 31,
(in millions)	2006	2005	2004	(d)

Treasury
Securities gains (losses)(a)	$(619)	$(1,486)	$339
Investment portfolio (average)	63,361	46,520	57,776
Investment portfolio (ending)	82,091	30,741	64,949

Private equity gains (losses)
Realized gains	$1,223	$1,969	$1,423
Write-ups / (write-downs)	(73)	(72)	(192)
Mark-to-market gains (losses)	72	(338)	164

Total direct investments	1,222	1,559	1,395
Third-party fund investments	77	132	34

Total private equity gains (losses)(b)	1,299	1,691	1,429

Private equity portfolio information(c)
Direct investments
Public securities
Carrying value	$587	$479	$1,170
Cost	451	403	744
Quoted public value	831	683	1,758

Private direct securities
Carrying value	4,692	5,028	5,686
Cost	5,795	6,463	7,178

Third-party fund investments
Carrying value	802	669	641
Cost	1,080	1,003	1,042

Total private equity portfolio
Carrying value	$6,081	$6,176	$7,497
Cost	$7,326	$7,869	$8,964

(a)	Gains/losses reflect repositioning of the Treasury investment securities portfolio. Excludes gains/losses on securities used to manage risk associated with MSRs.
(b)	Included in Principal transactions.
(c)	For further information on the Firm’s policies regarding the valuation of the private equity portfolio, see Critical accounting estimates used by the Firm on pages 84–85 and Note 4 on pages 98–99 of this Annual Report, respectively.
(d)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

54	JPMorgan Chase & Co. / 2006 Annual Report

BALANCE SHEET ANALYSIS

Selected balance sheet data
December 31, (in millions)	2006	2005

Assets
Cash and due from banks	$40,412	$36,670
Deposits with banks	13,547	21,661
Federal funds sold and securities purchased under resale agreements	140,524	133,981
Securities borrowed	73,688	74,604
Trading assets:
Debt and equity instruments	310,137	248,590
Derivative receivables	55,601	49,787
Securities:
Available-for-sale	91,917	47,523
Held-to-maturity	58	77
Interests in purchased receivables	—	29,740
Loans, net of Allowance for loan losses	475,848	412,058
Other receivables	27,585	27,643
Goodwill	45,186	43,621
Other intangible assets	14,852	14,559
All other assets	62,165	58,428

Total assets	$1,351,520	$1,198,942

Liabilities
Deposits	$638,788	$554,991
Federal funds purchased and securities sold under repurchase agreements	162,173	125,925
Commercial paper and other borrowed funds	36,902	24,342
Trading liabilities:
Debt and equity instruments	90,488	94,157
Derivative payables	57,469	51,773
Long-term debt and trust preferred capital debt securities	145,630	119,886
Beneficial interests issued by consolidated VIEs	16,184	42,197
All other liabilities	88,096	78,460

Total liabilities	1,235,730	1,091,731
Stockholders’ equity	115,790	107,211

Total liabilities and stockholders’ equity	$1,351,520	$1,198,942

Balance sheet overview
At December 31, 2006, the Firm’s total assets were $1.4 trillion, an increase of $152.6 billion, or 13%, from December 31, 2005. Total liabilities were $1.2 trillion, an increase of $144.0 billion, or 13%, from December 31, 2005. Stockholders’ equity was $115.8 billion, an increase of $8.6 billion, or 8% from December 31, 2005. The following is a discussion of the significant changes in balance sheet items during 2006.
Federal funds sold and securities purchased under resale agreements; Securities borrowed; Federal funds purchased and securities sold under repurchase agreements; and Commercial paper and Other borrowed funds
The Firm utilizes Federal funds sold and securities purchased under resale agreements, Securities borrowed, Federal funds purchased and securities sold under repurchase agreements and Commercial paper and other borrowed funds as part of its liquidity management activities, in order to manage the Firm’s cash positions, risk-based capital requirements, and to maximize liquidity access and minimize funding costs. In 2006, Federal funds sold increased in connection with higher levels of funds that were available for short-term investments.
Securities sold under repurchase agreements and Commercial paper and other borrowed funds increased primarily due to short-term requirements to fund trading positions and AFS securities inventory levels, as well as the result of growth in volume related to sweeps and other cash management products. For additional information on the Firm’s Liquidity risk management, see pages 62–63 of this Annual Report.
Trading assets and liabilities – debt and equity instruments
The Firm uses debt and equity trading instruments for both market-making and proprietary risk-taking activities. These instruments consist primarily of fixed income securities (including government and corporate debt), equity securities and convertible cash instruments, as well as physical commodities. The increase in trading assets over December 31, 2005, was due primarily to the more favorable capital markets environment, with growth in client-driven market-making activities across both products (such as interest rate, credit and equity markets) and regions. For additional information, refer to Note 4 on page 98 of this Annual Report.
Trading assets and liabilities – derivative receivables and payables
The Firm utilizes various interest rate, foreign exchange, equity, credit and commodity derivatives for market-making, proprietary risk-taking and risk-management purposes. The increases in derivative receivables and payables from December 31, 2005, primarily stemmed from an increase in credit derivatives and equity contracts. For additional information, refer to Derivative contracts and Note 4 on pages 69-72 and 98, respectively, of this Annual Report.
Securities
The Firm’s securities portfolio, almost all of which is classified as AFS, is used primarily to manage the Firm’s exposure to interest rate movements. The AFS portfolio increased by $44.4 billion from the 2005 year end, primarily due to net purchases in the Treasury investment securities portfolio, in connection with repositioning the Firm’s portfolio to manage exposure to interest rates. For additional information related to securities, refer to the Corporate segment discussion and to Note 10 on pages 53–54 and 108–111, respectively, of this Annual Report.
Interests in purchased receivables and Beneficial interests issued by consolidated VIEs
Interests in purchased receivables and Beneficial interests issued by consolidated VIEs declined from December 2005, as a result of the restructuring during the second quarter of 2006 of Firm-administered multi-seller conduits. The restructuring resulted in the deconsolidation of $29 billion of Interests in purchased receivables, $3 billion of Loans and $1 billion of AFS securities, as well as a corresponding decrease in Beneficial interests issued by consolidated VIEs. For additional information related to multi-seller conduits, refer to Off–balance sheet arrangements and contractual cash obligations on pages 59–60 and Note 15 on pages 118–120 of this Annual Report.

JPMorgan Chase & Co. / 2006 Annual Report	55

Management’s discussion and analysis
JPMorgan Chase & Co.

Loans
The Firm provides loans to customers of all sizes, from large corporate clients to individual consumers. The Firm manages the risk/reward relationship of each portfolio and discourages the retention of loan assets that do not generate a positive return above the cost of risk-adjusted capital. The $63.8 billion increase in loans, net of the allowance for loan losses, from December 31, 2005, was due primarily to an increase of $33.6 billion in the wholesale portfolio, mainly in the IB, reflecting an increase in capital markets activity, including financings associated with client acquisitions, securitizations and loan syndications. CB loans also increased as a result of organic growth and The Bank of New York transaction. The $30.3 billion increase in consumer loans was due largely to increases in CS (reflecting strong organic growth, a reduction in credit card securitization activity, and the acquisitions of private-label credit card portfolios), increases in education loans resulting from the 2006 first-quarter acquisition of Collegiate Funding Services, and as a result of The Bank of New York transaction. These increases were offset partially by a decline in auto loans and leases. The Allowance for loan losses increased $189 million, or 3%, from December 31, 2005. For a more detailed discussion of the loan portfolio and the Allowance for loan losses, refer to Credit risk management on pages 64–76 of this Annual Report.
Goodwill
Goodwill arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts assigned to assets acquired and liabilities assumed. The $1.6 billion increase in Goodwill primarily resulted from the addition of $1.8 billion of goodwill from The Bank of New York transaction in the 2006 fourth quarter and from the 2006 first-quarter acquisition of Collegiate Funding Services. Partially offsetting the increase in Goodwill were reductions of $402 million resulting from the sale of selected corporate trust businesses to The Bank of New York; purchase accounting adjustments associated with the 2005 fourth-quarter acquisition of the Sears Canada credit card business; the 2006 second quarter sale of the insurance business; and a reduction related to reclassifying net assets of a subsidiary as held-for-sale. For additional information, see Notes 3 and 16 on pages 97 and 121–123 of this Annual Report.
Other intangible assets
The Firm’s other intangible assets consist of mortgage servicing rights (“MSRs”), purchased credit card relationships, other credit card–related intangibles, core deposit intangibles, and all other intangibles. The $293 million increase in Other intangible assets primarily reflects higher MSRs due to growth in the servicing portfolio, the addition of core deposit intangibles from The Bank of New York transaction and purchase accounting adjustments related to the Sears Canada credit card business. Partially offsetting these increases were the amortization of intangibles and a $436 million reduction in Other intangible assets as a result of the sale of selected corporate trust businesses to The Bank of New York. For additional information on MSRs and other intangible assets, see Notes 3 and 16 on pages 97 and 121–123 of this Annual Report.
Deposits
The Firm’s deposits represent a liability to customers, both retail and wholesale, for funds held on their behalf. Deposits are generally classified by location (U.S. and non-U.S.), whether they are interest- or noninterest-bearing, and by type (demand, money market deposit accounts (“MMDAs”), savings, time, negotiable order of withdrawal (“NOW”) accounts), and help provide a stable and consistent source of funding to the Firm. Deposits increased by 15% from December 31, 2005. Growth in retail deposits reflected The Bank of New York transaction, new account acquisitions, and the ongoing expansion of the retail branch distribution network. Wholesale deposits increased driven by growth in business volumes. Partially offsetting the growth in wholesale deposits was a $24.0 billion decline as a result of the sale of selected corporate trust businesses to The Bank of New York. For more information on deposits, refer to the RFS segment discussion and the Liquidity risk management discussion on pages 38–42 and 62–63, respectively, of this Annual Report. For more information on wholesale liability balances, including deposits, refer to the CB and TSS segment discussions on pages 46–47 and 48–49, respectively, of this Annual Report.
Long-term debt and trust preferred capital debt securities
The Firm utilizes Long-term debt and trust preferred capital debt securities as part of its liquidity and capital management activities. Long-term debt and trust preferred capital debt securities increased by $25.7 billion, or 21%, from December 31, 2005, primarily due to net new issuances. Continued strong foreign investor participation in the global corporate markets allowed JPMorgan Chase to identify attractive opportunities globally to further diversify its funding and capital sources. During 2006, JPMorgan Chase issued approximately $56.7 billion of long-term debt and trust preferred capital debt securities. These issuances were offset partially by $34.3 billion of long-term debt and trust preferred capital debt securities that matured or were redeemed. For additional information on the Firm’s long-term debt activities, see the Liquidity risk management discussion on pages 62–63 and Note 19 on pages 124–125 of this Annual Report.
Stockholders’ equity
Total stockholders’ equity increased by $8.6 billion, or 8%, from year-end 2005 to $115.8 billion at December 31, 2006. The increase was primarily the result of Net income for 2006 and net shares issued under the Firm’s employee stock-based compensation plans, offset partially by the declaration of cash dividends, stock repurchases, a charge of $1.1 billion to Accumulated other comprehensive income (loss) related to the prospective adoption, as required on December 31, 2006, of SFAS 158 for the Firm’s defined benefit pension and OPEB plans, and the redemption of preferred stock. For a further discussion of capital, see the Capital management section that follows. For a further discussion of SFAS 158, see Note 7 on pages 100–105 of this Annual Report.

56	JPMorgan Chase & Co. / 2006 Annual Report

CAPITAL MANAGEMENT

The Firm’s capital management framework is intended to ensure that there is capital sufficient to support the underlying risks of the Firm’s business activities, as measured by economic risk capital, and to maintain “well-capitalized” status under regulatory requirements. In addition, the Firm holds capital above these requirements in amounts deemed appropriate to achieve management’s regulatory and debt rating objectives. The process of assigning equity to the lines of business is integrated into the Firm’s capital framework and is overseen by ALCO.
Line of business equity
The Firm’s framework for allocating capital is based upon the following objectives:
•	integrate firmwide capital management activities with capital management activities within each of the lines of business;

•	measure performance consistently across all lines of business; and

•	provide comparability with peer firms for each of the lines of business.
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
Effective January 1, 2006, the Firm refined its methodology for allocating capital to the lines of business. As a result of this refinement, RFS, CS, CB, TSS and AM had higher amounts of capital allocated to them commencing in the first quarter of 2006. The revised methodology considers for each line of business, among other things, goodwill associated with such line of business’ acquisitions since the Merger. In management’s view, the revised methodology assigns responsibility to the lines of business to generate returns on the amount of capital supporting acquisition-related goodwill. As part of this refinement in the capital allocation methodology, the Firm assigned to the Corporate segment an amount of equity capital equal to the then-current book value of goodwill from and prior to the Merger. As prior periods have not been revised to reflect the new capital allocations, capital allocated to the respective lines of business for 2006 is not comparable to prior periods; and certain business metrics, such as ROE, are not comparable to the current presentation. The Firm may revise its equity capital-allocation methodology again in the future.
In accordance with SFAS 142, the lines of business perform the required goodwill impairment testing. For a further discussion of goodwill and impairment testing, see Critical accounting estimates and Note 16 on pages 83–85 and 121–123, respectively, of this Annual Report.

Line of business equity	Yearly Average
(in billions)	2006	2005

Investment Bank	$20.8	$20.0
Retail Financial Services	14.6	13.4
Card Services	14.1	11.8
Commercial Banking	5.7	3.4
Treasury & Securities Services	2.3	1.5
Asset Management	3.5	2.4
Corporate(a)	49.7	53.0

Total common stockholders’ equity	$110.7	$105.5

(a)	2006 and 2005 include $41.7 billion and $43.1 billion, respectively, of equity to offset goodwill and $8.0 billion and $9.9 billion, respectively, of equity, primarily related to Treasury, Private Equity and the Corporate Pension Plan.
Economic risk capital
JPMorgan Chase assesses its capital adequacy relative to the risks underlying the Firm’s business activities, utilizing internal risk-assessment methodologies. The Firm assigns economic capital primarily based upon four risk factors: credit risk, market risk, operational risk and private equity risk, principally for the Firm’s private equity business.

Economic risk capital	Yearly Average
(in billions)	2006	2005

Credit risk	$22.1	$22.6
Market risk	9.9	9.8
Operational risk	5.7	5.5
Private equity risk	3.4	3.8

Economic risk capital	41.1	41.7
Goodwill	43.9	43.1
Other(a)	25.7	20.7	(b)

Total common stockholders’ equity	$110.7	$105.5

(a)	Reflects additional capital required, in management’s view, to meet its regulatory and debt rating objectives.
(b)	Includes $2.1 billion of capital previously reported as business risk capital.
Credit risk capital
Credit risk capital is estimated separately for the wholesale businesses (IB, CB, TSS and AM) and consumer businesses (RFS and CS).
Credit risk capital for the overall wholesale credit portfolio is defined in terms of unexpected credit losses, both from defaults and declines in market value due to credit deterioration, measured over a one-year period at a confidence level consistent with the level of capitalization necessary to achieve a targeted ‘AA’ solvency standard. Unexpected losses are in excess of those for which provisions for credit losses are maintained. In addition to maturity and correlations, capital allocation is based upon several principal drivers of credit risk: exposure at default (or loan-equivalent amount), likelihood of default, loss severity and market credit spread.
•	Loan-equivalent amount for counterparty exposure in an over-the-counter derivative transaction is represented by the expected positive exposure based upon potential movements of underlying market rates. The loan-equivalent amount for unused revolving credit facilities represents the portion of the unused commitment or other contingent exposure that is expected, based upon average portfolio historical experience, to become outstanding in the event of a default by an obligor.

•	Default likelihood is based upon current market conditions for all Investment Bank clients by referencing equity and credit derivatives markets, as well as certain other publicly traded entities that are not IB clients. This methodology facilitates, in the Firm’s view, more active risk management by utilizing a dynamic, forward-looking measure of credit. This measure changes with the credit cycle over time, impacting the level of credit risk capital. For privately held firms and individuals in the Commercial Bank and Asset Management, default likelihood is based upon longer-term averages through the credit cycles.

•	Loss severity of exposure is based upon the Firm’s average historical experience during workouts, with adjustments to account for collateral or subordination.
Credit risk capital for the consumer portfolio is based upon product and other relevant risk segmentation. Actual segment level default and severity experience are used to estimate unexpected losses for a one-year horizon at a confidence level equivalent to the ‘AA’ solvency standard. Statistical results for certain segments or

JPMorgan Chase & Co. / 2006 Annual Report	57

Management’s discussion and analysis
JPMorgan Chase & Co.

portfolios are adjusted to ensure that capital is consistent with external benchmarks, such as subordination levels on market transactions or capital held at representative monoline competitors, where appropriate.
Market risk capital
The Firm calculates market risk capital guided by the principle that capital should reflect the risk of loss in the value of portfolios and financial instruments caused by adverse movements in market variables, such as interest and foreign exchange rates, credit spreads, securities prices and commodities prices. Daily Value-at-Risk (“VAR”), monthly stress-test results and other factors are used to determine appropriate capital levels. The Firm allocates market risk capital to each business segment according to a formula that weights that segment’s VAR and stress-test exposures. See Market risk management on pages 77–80 of this Annual Report for more information about these market risk measures.
Operational risk capital
Capital is allocated to the lines of business for operational risk using a risk-based capital allocation methodology which estimates operational risk on a bottom-up basis. The operational risk capital model is based upon actual losses and potential scenario-based stress losses, with adjustments to the capital calculation to reflect changes in the quality of the control environment or the use of risk-transfer products. The Firm believes the model is consistent with the new Basel II Framework and expects to propose it eventually for qualification under the advanced measurement approach for operational risk.
Private equity risk capital
Capital is allocated to privately- and publicly-held securities, third-party fund investments and commitments in the Private Equity portfolio to cover the potential loss associated with a decline in equity markets and related asset devaluations.
Regulatory capital
The Firm’s federal banking regulator, the Federal Reserve Board, establishes capital requirements, including well-capitalized standards for the consolidated financial holding company. The Office of the Comptroller of the Currency (“OCC”) establishes similar capital requirements and standards for the Firm’s national banks, including JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A.
On December 14, 2006, the federal banking regulatory agencies announced an interim decision that SFAS 158 will not impact regulatory capital. Until further guidance is issued, any amounts included in Accumulated other comprehensive income (loss) within Stockholders’ equity related to the adoption of SFAS 158 will be excluded from regulatory capital. For further discussion of SFAS 158, refer to Note 7 on pages 100–105 of this Annual Report.
In the first quarter of 2006, the federal banking regulatory agencies issued a final rule that provides regulatory capital relief for certain cash-collateralized, securities-borrowed transactions. The final rule, which became effective February 22, 2006, also broadens the types of transactions qualifying for regulatory capital relief under the interim rule. Adoption of the rule did not have a material effect on the Firm’s capital ratios.
On March 1, 2005, the Federal Reserve Board issued a final rule, which became effective April 11, 2005, that continues the inclusion of trust preferred capital debt securities in Tier 1 capital, subject to stricter quantitative limits and revised qualitative standards, and broadens the definition of restricted core capital elements. The rule provides for a five-year transition period. As an internationally active bank holding company, JPMorgan Chase is subject to the rule’s limitation on restricted core capital elements, including trust preferred capital debt securities, to 15% of total core capital elements, net of goodwill less any associated deferred tax liability. At December 31, 2006, JPMorgan Chase’s restricted core capital elements were 15.1% of total core capital elements.
The following tables show that JPMorgan Chase maintained a well-capitalized position based upon Tier 1 and Total capital ratios at December 31, 2006 and 2005.

Capital ratios			Well-capitalized
December 31,	2006	2005	ratios

Tier 1 capital ratio	8.7%	8.5%	6.0%
Total capital ratio	12.3	12.0	10.0
Tier 1 leverage ratio	6.2	6.3	NA
Total stockholders’ equity to assets	8.6	8.9	NA

Risk-based capital components and assets
December 31, (in millions)	2006	2005

Total Tier 1 capital	$81,055	$72,474
Total Tier 2 capital	34,210	29,963

Total capital	$115,265	$102,437

Risk-weighted assets	$935,909	$850,643
Total adjusted average assets	1,308,699	1,152,546

Tier 1 capital was $81.1 billion at December 31, 2006, compared with $72.5 billion at December 31, 2005, an increase of $8.6 billion. The increase was due primarily to Net income of $14.4 billion, net issuances of common stock under the Firm’s employee stock based compensation plans of $3.8 billion and $873 million of additional qualifying trust preferred capital debt securities. Partially offsetting these increases were changes in stockholders' equity net of Accumulated other comprehensive income (loss) due to dividends declared of $4.9 billion, common share repurchases of $3.9 billion, the redemption of preferred stock of $139 million, a $1.2 billion increase in the deduction for goodwill and other nonqualifying intangibles and a $563 million reduction in qualifying minority interests. Additional information regarding the Firm’s capital ratios and the federal regulatory capital standards to which it is subject is presented in Note 26 on pages 129–130 of this Annual Report.
Basel II
The Basel Committee on Banking Supervision published the new Basel II Framework in 2004 in an effort to update the original international bank capital accord (“Basel I”), which has been in effect since 1988. The goal of the Basel II Framework is to make regulatory capital more risk-sensitive, and promote enhanced risk management practices among large, internationally active banking organizations.
U.S. banking regulators are in the process of incorporating the Basel II Framework into the existing risk-based capital requirements. JPMorgan Chase will be required to implement advanced measurement techniques in the U.S., commencing in 2009, by employing internal estimates of certain key risk drivers to derive capital requirements. Prior to its implementation of the new Basel II Framework, JPMorgan Chase will be required to demonstrate to its U.S. bank supervisors that its internal criteria meet the relevant supervisory standards. JPMorgan Chase expects to be in compliance within the established timelines with all relevant Basel II rules. During 2007 and 2008, the Firm will adopt Basel II rules in certain non-U.S. jurisdictions, as required.
Dividends
The Firm’s common stock dividend policy reflects JPMorgan Chase’s earnings outlook, desired dividend payout ratios, need to maintain an adequate capital level and alternative investment opportunities. In 2006, JPMorgan Chase declared quarterly cash dividends on its common stock of $0.34 per share. The Firm continues to target a dividend payout ratio of 30-40% of net income over time.

58	JPMorgan Chase & Co. / 2006 Annual Report

The following table shows the common dividend payout ratio based upon reported Net income:

Common dividend payout ratio
Year ended December 31,	2006	2005	2004

Common dividend payout ratio	34%	57%	88%

For information regarding restrictions on JPMorgan Chase’s ability to pay dividends, see Note 25 on page 129 of this Annual Report.
Stock repurchases
On March 21, 2006, the Board of Directors approved a stock repurchase program that authorizes the repurchase of up to $8 billion of the Firm’s common shares, which supercedes a $6 billion stock repurchase program approved in 2004. The $8 billion authorization includes shares to be repurchased to offset issuances under the Firm’s employee stock-based plans. The actual number of shares repurchased is subject to various factors, including: market conditions; legal considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account goodwill and intangibles); internal capital generation; and alternative potential investment opportunities. The repurchase program does not include specific price targets or timetables; may be executed through open market purchases or privately negotiated transactions, or utilizing Rule 10b5-1 programs; and may be suspended at any time.
For the year ended December 31, 2006, under the respective stock repurchase programs then in effect, the Firm repurchased a total of 91 million shares for $3.9 billion at an average price per share of $43.41. Under the original $6 billion stock repurchase program, during 2005, the Firm repurchased 94 million shares for $3.4 billion at an average price per share of $36.46.
As of December 31, 2006, $5.2 billion of authorized repurchase capacity remained under the current stock repurchase program.
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
For additional information regarding repurchases of the Firm’s equity securities, see Part II, Item 5, Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities, on page 11 of JPMorgan Chase’s 2006 Form 10-K.

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
The basic SPE structure involves a company selling assets to the SPE. The SPE funds the purchase of those assets by issuing securities to investors. To insulate investors from creditors of other entities, including the seller of assets, SPEs are generally structured to be bankruptcy-remote.
JPMorgan Chase is involved with SPEs in three broad categories: loan securitizations, multi-seller conduits and client intermediation. Capital is held, as deemed appropriate, against all SPE-related transactions and related exposures, such as derivative transactions and lending-related commitments. For further discussion of SPEs and the Firm’s accounting for these types of exposures, see Note 1 on page 94, Note 15 on pages 118–120 and Note 16 on pages 121–123 of this Annual Report.
The Firm has no commitments to issue its own stock to support any SPE transaction, and its policies require that transactions with SPEs be conducted at arm’s length and reflect market pricing. Consistent with this policy, no JPMorgan Chase employee is permitted to invest in SPEs with which the Firm is involved where such investment would violate the Firm’s Code of Conduct. These rules prohibit employees from self-dealing and acting on behalf of the Firm in transactions with which they or their family have any significant financial interest.
For certain liquidity commitments to SPEs, the Firm could be required to provide funding if the short-term credit rating of JPMorgan Chase Bank, N.A. were downgraded below specific levels, primarily P-1, A-1 and F1 for Moody’s, Standard & Poor’s and Fitch, respectively. The amount of these liquidity commitments was $74.4 billion and $71.3 billion at December 31, 2006 and 2005, respectively. Alternatively, if JPMorgan Chase Bank, N.A. were downgraded, the Firm could be replaced by another liquidity provider in lieu of providing funding under the liquidity commitment, or, in certain circumstances, could facilitate the sale or refinancing of the assets in the SPE in order to provide liquidity.
Of the $74.4 billion in liquidity commitments to SPEs at December 31, 2006, $74.0 billion was included in the Firm’s other unfunded commitments to extend credit and asset purchase agreements, as shown in the table on the following page. Of the $71.3 billion of liquidity commitments to SPEs at December 31, 2005, $38.9 billion was included in the Firm’s other unfunded commitments to extend credit and asset purchase agreements. Of these commitments, $356 million and $32.4 billion have been excluded from the table at December 31, 2006 and 2005, respectively, as the underlying assets of the SPEs have been included on the Firm’s Consolidated balance sheets due to the consolidation of certain multi-seller conduits as required under FIN 46R. The decrease from the 2005 year end is due to the deconsolidation during the 2006 second quarter of several multi-seller conduits administrated by the Firm. For further information, refer to Note 15 on pages 118–120 of this Annual Report.
The Firm also has exposure to certain SPEs arising from derivative transactions; these transactions are recorded at fair value on the Firm’s Consolidated balance sheets with changes in fair value (i.e., mark-to-market (“MTM”) gains and losses) recorded in Principal transactions. Such MTM gains and losses are not included in the revenue amounts reported in the following table.
The following table summarizes certain revenue information related to consolidated and nonconsolidated variable interest entities (“VIEs”) with which the Firm has significant involvement, and qualifying SPEs (“QSPEs”). The revenue reported in the table below primarily represents servicing and credit fee income. For further discussion of VIEs and QSPEs, see Note 1, Note 14 and Note 15, on pages 94, 114–118 and 118–120, respectively, of this Annual Report.

Revenue from VIEs and QSPEs
Year ended December 31,
(in millions)	VIEs	(c)	QSPEs	Total

2006	$209		$3,183	$3,392
2005(a)	222		2,940	3,162
2004(a)(b)	154		2,732	2,886

(a)	Prior-period results have been restated to reflect current methodology.
(b)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
(c)	Includes VIE-related revenue (i.e., revenue associated with consolidated and significant nonconsolidated VIEs).

JPMorgan Chase & Co. / 2006 Annual Report	59

Management’s discussion and analysis
JPMorgan Chase & Co.

Off–balance sheet lending-related financial instruments and guarantees
JPMorgan Chase utilizes lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk should the counterparty draw down the commitment or the Firm be required to fulfill its obligation under the guarantee, and the counterparty subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees expire without a default occurring or without being drawn. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. Further, certain commitments, primarily related to consumer financings, are cancelable, upon notice, at the option of the Firm. For further discussion of lending-related commitments and guarantees and the Firm’s accounting for them, see Credit risk management on pages 64–76 and Note 29 on pages 132–134 of this Annual Report.
Contractual cash obligations
In the normal course of business, the Firm enters into various contractual obligations that may require future cash payments. Commitments for future cash expenditures primarily include contracts to purchase future services and capital expenditures related to real estate–related obligations and equipment.
The accompanying table summarizes, by remaining maturity, JPMorgan Chase’s off–balance sheet lending-related financial instruments and significant contractual cash obligations at December 31, 2006. Contractual purchases and capital expenditures in the table below reflect the minimum contractual obligation under legally enforceable contracts with terms that are both fixed and determinable. Excluded from the following table are a number of obligations to be settled in cash, primarily in under one year. These obligations are reflected on the Firm’s Consolidated balance sheets and include Federal funds purchased and securities sold under repurchase agreements; Other borrowed funds; purchases of Debt and equity instruments; Derivative payables; and certain purchases of instruments that resulted in settlement failures. For discussion regarding Long-term debt and trust preferred capital securities, see Note 19 on pages 124–125 of this Annual Report. For discussion regarding operating leases, see Note 27 on page 130 of this Annual Report.

Off-balance sheet lending-related financial instruments and guarantees
	2006
By remaining maturity at December 31,	Under	1–<3	3–5	Over		2005
(in millions)	1 year	years	years	5 years	Total	Total

Lending-related
Consumer(a)	$677,784	$3,807	$3,604	$62,340	$747,535	$655,596
Wholesale:
Other unfunded commitments to extend credit(b)(c)(d)	92,829	52,465	67,250	16,660	229,204	208,469
Asset purchase agreements(e)	20,847	38,071	7,186	1,425	67,529	31,095
Standby letters of credit and guarantees(c)(f)(g)	23,264	21,286	38,812	5,770	89,132	77,199
Other letters of credit(c)	4,628	823	101	7	5,559	4,346

Total wholesale	141,568	112,645	113,349	23,862	391,424	321,109

Total lending-related	$819,352	$116,452	$116,953	$86,202	$1,138,959	$976,705

Other guarantees
Securities lending guarantees(h)	$318,095	$—	$—	$—	$318,095	$244,316
Derivatives qualifying as guarantees(i)	13,542	10,656	24,414	22,919	71,531	61,759

Contractual cash obligations
Time deposits	$195,187	$5,314	$2,329	$1,519	$204,349	$147,381
Long-term debt	28,272	41,015	28,189	35,945	133,421	108,357
Trust preferred capital debt securities	—	—	—	12,209	12,209	11,529
FIN 46R long-term beneficial interests(j)	70	63	413	7,790	8,336	2,354
Operating leases(k)	1,058	1,995	1,656	6,320	11,029	9,734
Contractual purchases and capital expenditures	770	524	154	136	1,584	2,324
Obligations under affinity and co-brand programs	1,262	2,050	1,906	897	6,115	6,877
Other liabilities(l)	638	718	769	3,177	5,302	11,646

Total	$227,257	$51,679	$35,416	$67,993	$382,345	$300,202

(a)	Includes Credit card lending-related commitments of $657 billion and $579 billion at December 31, 2006 and 2005, respectively, that represent the total available credit to the Firm’s cardholders. The Firm has not experienced, and does not anticipate, that all of its cardholders will utilize their entire available lines of credit at the same time. The Firm can reduce or cancel a credit card commitment by providing the cardholder prior notice or, in some cases, without notice as permitted by law.
(b)	Includes unused advised lines of credit totaling $39.0 billion and $28.3 billion at December 31, 2006 and 2005, respectively, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable.
(c)	Represents contractual amount net of risk participations totaling $32.8 billion and $29.3 billion at December 31, 2006 and 2005, respectively.
(d)	Excludes unfunded commitments to private third-party equity funds of $589 million and $242 million at December 31, 2006 and 2005, respectively.
(e)	The maturity is based upon the weighted-average life of the underlying assets in the SPE, which are primarily multi-seller asset-backed commercial paper conduits. Represents asset purchase agreements with the Firm’s administered multi-seller asset-backed commercial paper conduits, which excludes $356 million and $32.4 billion at December 31, 2006 and 2005, respectively, related to conduits that were consolidated in accordance with FIN 46R, as the underlying assets of the conduits are reported in the Firm’s Consolidated balance sheets. It also includes $1.4 billion and $1.3 billion of asset purchase agreements to other third-party entities at December 31, 2006 and 2005, respectively. Certain of the Firm’s administered multi-seller conduits were deconsolidated as of June 2006; the assets deconsolidated were approximately $33 billion.
(f)	JPMorgan Chase held collateral relating to $13.5 billion and $9.0 billion of these arrangements at December 31, 2006 and 2005, respectively.
(g)	Includes unused commitments to issue standby letters of credit of $45.7 billion and $37.5 billion at December 31, 2006 and 2005, respectively.
(h)	Collateral held by the Firm in support of securities lending indemnification agreements was $317.9 billion and $245.0 billion at December 31, 2006 and 2005, respectively.
(i)	Represents notional amounts of derivatives qualifying as guarantees. For further discussion of guarantees, see Note 29 on pages 132–134 of this Annual Report.
(j)	Included on the Consolidated balance sheets in Beneficial interests issued by consolidated VIEs.
(k)	Excludes benefit of noncancelable sublease rentals of $1.2 billion and $1.3 billion at December 31, 2006 and 2005, respectively.
(l)	Includes deferred annuity contracts. Excludes contributions for pension and other postretirement benefits plans, if any, as these contributions are not reasonably estimatable at this time.

60	JPMorgan Chase & Co. / 2006 Annual Report

RISK MANAGEMENT

Risk is an inherent part of JPMorgan Chase’s business activities. The Firm’s risk management framework and governance structure are intended to provide comprehensive controls and ongoing management of the major risks inherent in its business activities. The Firm’s ability to properly identify, measure, monitor and report risk is critical to both its soundness and profitability.
•	Risk identification: The Firm’s exposure to risk through its daily business dealings, including lending, trading and capital markets activities, is identified and aggregated through the Firm’s risk management infrastructure.

•	Risk measurement: The Firm measures risk using a variety of methodologies, including calculating probable loss, unexpected loss and value-at-risk, and by conducting stress tests and making comparisons to external benchmarks. Measurement models and related assumptions are routinely reviewed with the goal of ensuring that the Firm’s risk estimates are reasonable and reflect underlying positions.

•	Risk monitoring/control: The Firm’s risk management policies and procedures incorporate risk mitigation strategies and include approval limits by customer, product, industry, country and business. These limits are monitored on a daily, weekly and monthly basis, as appropriate.

•	Risk reporting: Risk reporting is executed on a line of business and consolidated basis. This information is reported to management on a daily, weekly and monthly basis, as appropriate.
There are eight major risk types identified in the business activities of the Firm: liquidity risk, credit risk, market risk, interest rate risk, private equity risk, operational risk, legal and reputation risk, and fiduciary risk.
Risk governance
The Firm’s risk governance structure starts with each line of business being responsible for managing its own risk. Each line of business works closely with Risk Management of the Firm, through its own risk committee and, in most cases, its own chief risk officer. Each risk committee is responsible for decisions regarding the business’ risk strategy, policies and controls.
Overlaying the line of business risk management are five corporate functions with risk management–related responsibilities, including the Asset-Liability Committee, Treasury, Chief Investment Office, Office of the General Counsel and Risk Management.
The Asset-Liability Committee is responsible for approving the Firm’s liquidity policy, including contingency funding planning and exposure to SPEs (and any required liquidity support by the Firm of such SPEs). The committee also oversees the Firm’s capital management and funds transfer pricing policy (through which lines of business “transfer” interest and foreign exchange risk to Treasury in the Corporate segment). The Committee is composed of the Firm’s Chief Financial Officer, Chief Risk Officer, Chief Investment Officer, Corporate Treasurer and the Chief Financial Officers of each line of business.
Treasury and the Chief Investment Office are responsible for measuring, monitoring, reporting and managing the Firm’s liquidity, interest rate and foreign exchange risk.
The Office of the General Counsel has oversight for legal and reputation and fiduciary risks.
Risk Management is responsible for providing a firmwide function of risk management and controls. Within Risk Management are units responsible for credit risk, market risk, operational risk and private equity risk, as well as Risk Management Services and Risk Technology and Operations. Risk Management Services is responsible for risk policy and methodology, risk reporting and risk education; and Risk Technology and Operations is responsible for building the information technology infrastructure used to monitor and manage risk. Risk Management is headed by the Firm’s Chief Risk Officer, who is a member of the Operating Committee and reports to the Chief Executive Officer and the Board of Directors, primarily through the Board’s Risk Policy Committee and Audit Committee. The person who filled the position of Chief Risk Officer during 2006 retired at the end of the year. Until his replacement is named, the Firm’s Chief Executive Officer is acting as the interim Chief Risk Officer.
In addition to the risk committees of the lines of business and the above-referenced corporate functions, the Firm also has an Investment Committee, which oversees global merger and acquisition activities undertaken by JPMorgan Chase for its own investment account, that fall outside the scope of the Firm’s private equity and other principal finance activities.

JPMorgan Chase & Co. / 2006 Annual Report	61

Management’s discussion and analysis
JPMorgan Chase & Co.

The Board of Directors exercises its oversight of risk management, principally through the Board’s Risk Policy Committee and Audit Committee. The Risk Policy Committee oversees senior management risk-related responsibilities, including reviewing management policies and performance against these policies and related benchmarks. The Audit Committee is responsible for oversight of guidelines and policies that govern the process by which risk assessment and management is undertaken. In addition, the Audit Committee reviews with management the system of internal controls and financial reporting that is relied upon to provide reasonable assurance of compliance with the Firm’s operational risk management processes.

LIQUIDITY RISK MANAGEMENT

Liquidity risk arises from the general funding needs of the Firm’s activities and in the management of its assets and liabilities. JPMorgan Chase’s liquidity management framework is intended to maximize liquidity access and minimize funding costs. Through active liquidity management the Firm seeks to preserve stable, reliable and cost-effective sources of funding. This access enables the Firm to replace maturing obligations when due and fund assets at appropriate maturities and rates. To accomplish this, management uses a variety of measures to mitigate liquidity and related risks, taking into consideration market conditions, prevailing interest rates, liquidity needs and the desired maturity profile of liabilities, among other factors.
The three primary measures of the Firm’s liquidity position include the following:
•	Holding company short-term position: Holding company short-term position measures the parent holding company’s ability to repay all obligations with a maturity of less than one year at a time when the ability of the Firm’s subsidiaries to pay dividends to the parent company is constrained.

•	Cash capital position: Cash capital position is a measure intended to ensure the illiquid portion of the balance sheet can be funded by equity, long-term debt, trust preferred capital debt securities and deposits the Firm believes to be core.

•	Basic surplus: Basic surplus measures the Bank’s ability to sustain a 90- day stress event that is specific to the Firm where no new funding can be raised to meet obligations as they come due.
Liquidity is managed so that, based upon the measures described above, management believes there is sufficient surplus liquidity.
An extension of liquidity management is the Firm’s contingency funding plan. The goal of the plan is to ensure appropriate liquidity during normal and stress periods. The plan considers numerous temporary and long-term stress scenarios where access to unsecured funding is severely limited or nonexistent, taking into account both on– and off–balance sheet exposures, separately evaluating access to funds by the parent holding company, JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A.
Part of the Firm’s contingency funding plan is its ratings downgrade analysis. For this analysis, the impact of numerous rating agency downgrade scenarios are considered.
The various analytics used to manage the Firm’s liquidity and related risks rely on management’s judgment regarding JPMorgan Chase’s ability to liquidate assets or use assets as collateral for borrowings and take into account historical data on the funding of loan commitments (for example, commercial paper back-up facilities), liquidity commitments to SPEs, commitments with rating triggers and collateral posting requirements.
Governance
The Firm’s Asset-Liability Committee approves the Firm’s liquidity policy and oversees the policy’s execution. Treasury is responsible for measuring, monitoring, reporting and managing the Firm’s liquidity risk profile. Treasury formulates the Firm’s liquidity targets and strategies; monitors the Firm’s on– and off–balance sheet liquidity obligations; maintains contingency planning, including ratings downgrade stress testing; and identifies and measures internal and external liquidity warning signals to permit early detection of liquidity issues.
Funding
Sources of funds
Consistent with its liquidity management policy, the Firm has raised funds at the parent holding company sufficient to cover its obligations and those of its nonbank subsidiaries that mature over the next 12 months.
As of December 31, 2006, the Firm’s liquidity position remained strong based upon its liquidity metrics. JPMorgan Chase’s long-dated funding, including core liabilities, exceeded illiquid assets, and the Firm believes its obligations can be met even if access to funding is impaired.
The diversity of the Firm’s funding sources enhances financial flexibility and limits dependence on any one source, thereby minimizing the cost of funds. The deposits held by the RFS, CB, TSS and AM lines of business are generally a stable and consistent source of funding for JPMorgan Chase Bank, N.A. As of December 31, 2006, total deposits for the Firm were $639 billion. A significant portion of the Firm’s deposits are retail deposits, which are less sensitive to interest rate changes and therefore are considered more stable than market-based (i.e., wholesale) deposits. In addition to these deposits, the Firm benefits from substantial liability balances originated by RFS, CB, TSS and AM through the normal course of business. These franchise-generated liability balances are also a stable and consistent source of funding due to the nature of the businesses from which they are generated. For a further discussion of deposit and liability balance trends, see Business Segment Results and Balance Sheet Analysis on pages 36–52 and 55–56, respectively, of this Annual Report.
Additional sources of funds include a variety of both short- and long-term instruments, including federal funds purchased, commercial paper, bank notes, long-term debt, and trust preferred capital debt securities. This funding is managed centrally, using regional expertise and local market access, to ensure active participation by the Firm in the global financial markets while maintaining consistent global pricing. These markets serve as a cost-effective and diversified source of funds and are a critical component of the Firm’s liquidity management. Decisions concerning the timing and tenor of accessing these markets are based upon relative costs, general market conditions, prospective views of balance sheet growth and a targeted liquidity profile.
Finally, funding flexibility is provided by the Firm’s ability to access the repurchase and asset securitization markets. These markets are evaluated on an ongoing basis to achieve an appropriate balance of secured and unsecured funding. The ability to securitize loans, and the associated gains on those securitizations, are principally dependent upon the credit quality and yields of the assets securitized and are generally not dependent upon the credit ratings of the issuing entity. Transactions between the Firm and its securitization structures are reflected in JPMorgan Chase’s consolidated financial statements and notes to the consolidated financial statements; these relationships include retained interests in securitization trusts, liquidity facilities and derivative transactions. For further details, see Off–balance sheet arrangements and contractual cash obligations and Notes 14 and 29 on pages 59–60, 114–118 and 132–134, respectively, of this Annual Report.

62	JPMorgan Chase & Co. / 2006 Annual Report

Issuance
Continued strong foreign investor participation in the global corporate markets allowed JPMorgan Chase to identify attractive opportunities globally to further diversify its funding and capital sources. During 2006, JPMorgan Chase issued approximately $56.7 billion of long-term debt and trust preferred capital debt securities. These issuances were offset partially by $34.3 billion of long-term debt and trust preferred capital debt securities that matured or were redeemed, and by the Firm’s redemption of $139 million of preferred stock. In addition, in 2006 the Firm securitized approximately $16.8 billion of residential mortgage loans and $9.7 billion of credit card loans, resulting in pretax gains on securitizations of $85 million and $67 million, respectively. In addition, the Firm securitized approximately $2.4 billion of automobile loans resulting in an insignificant gain. For a further discussion of loan securitizations, see Note 14 on pages 114–118 of this Annual Report.
In connection with the issuance of certain of its trust preferred capital debt securities, the Firm has entered into Replacement Capital Covenants (“RCCs”) granting certain rights to the holder of “covered debt,” as defined in the RCCs, that prohibit the repayment, redemption or purchase of the trust preferred capital debt securities except, with limited exceptions, to the extent that JPMorgan Chase has received specified amounts of proceeds from the sale of certain qualifying securities. Currently the Firm’s covered debt is its 5.875% Junior Subordinated Deferrable Interest Debentures, Series O, due 2035. For more information regarding these covenants, see the Forms 8-K filed by the Firm on August 17, 2006, September 28, 2006 and February 2, 2007.
Cash Flows
Cash Flows from Operating Activities
For the years ended December 31, 2006 and 2005, net cash used in operating activities was $49.6 billion and $30.2 billion, respectively. Net cash was used to support the Firm’s lending and capital markets activities, as well as to support loans originated or purchased with an initial intent to sell. JPMorgan Chase’s operating assets and liabilities vary significantly in the normal course of business due to the amount and timing of cash flows. Management believes cash flows from operations, available cash balances and short- and long-term borrowings will be sufficient to fund the Firm’s operating liquidity needs.
Cash Flows from Investing Activities
The Firm’s investing activities primarily include originating loans to be held to maturity, other receivables, and the available-for-sale investment portfolio. For the year ended December 31, 2006, net cash of $99.6 billion was used in investing activities, primarily due to increased loans in the wholesale portfolio, mainly in the IB, reflecting an increase in capital markets activity, as well as organic growth in CB. On the consumer side, increases in CS loans reflected strong organic growth, the acquisitions of private-label credit card portfolios and the 2006 first-quarter acquisition of Collegiate Funding Services, offset partially by credit card securitization activity and a decline in auto loans and leases. Cash also was used to fund the increase in the Treasury investment securities portfolio, primarily in connection with repositioning of the Firm’s portfolio to manage exposure to interest rates.
For the year ended December 31, 2005, net cash of $12.9 billion was used in investing activities, primarily attributable to growth in consumer loans, primarily home equity and in CS, reflecting growth in new account originations and the acquisition of the Sears Canada credit card business, offset partially by securitization activity and a decline in auto loans reflecting a difficult auto lending market. Net cash was generated by the Treasury investment securities portfolio primarily from maturities of securities, as purchases and sales of securities essentially offset each other.
Cash Flows from Financing Activities
The Firm’s financing activities primarily include the issuance of debt and receipt of customer deposits. JPMorgan Chase pays quarterly dividends on its common stock and has an ongoing stock repurchase program. In 2006, net cash provided by financing activities was $152.7 billion due to growth in deposits, reflecting the ongoing expansion of the retail branch distribution network and higher wholesale business volumes; and net new issuances of Long-term debt and trust preferred capital debt securities, offset partially by the payment of cash dividends and stock repurchases.
In 2005, net cash provided by financing activities was $45.1 billion due to growth in deposits, reflecting, on the retail side, new account acquisitions and the ongoing expansion of the branch distribution network, and higher wholesale business volumes; and net new issuances of Long-term debt and trust preferred capital debt securities, offset partially by the payment of cash dividends and stock repurchases.

Credit ratings
The credit ratings of JPMorgan Chase’s parent holding company and each of its significant banking subsidiaries, as of December 31, 2006, were as follows:

	Short-term debt			Senior long-term debt
	Moody's	S&P	Fitch	Moody's	S&P	Fitch

JPMorgan Chase & Co.	P-1	A-1	F1	Aa3	A+	A+
JPMorgan Chase Bank, N.A.	P-1	A-1+	F1+	Aa2	AA-	A+
Chase Bank USA, N.A.	P-1	A-1+	F1+	Aa2	AA-	A+

On February 14, 2007, S&P raised the senior long-term debt ratings on JPMorgan Chase & Co. and the operating bank subsidiaries to AA- and AA, respectively. Additionally, S&P raised the short-term debt rating of JPMorgan Chase & Co. to A-1+. Similarly, on February 16, 2007, Fitch raised the senior long-term debt rating on JPMorgan Chase & Co. and operating bank subsidiaries to AA-. Fitch also raised the short-term debt rating of JPMorgan Chase & Co. to F1+. The cost and availability of unsecured financing are influenced by credit ratings. A reduction in these ratings could have an adverse affect on the Firm’s access to liquidity sources, increase the cost of funds, trigger additional collateral requirements and decrease the number of investors and counterparties willing to lend. Critical factors in maintaining high credit ratings include a stable and diverse earnings stream, strong capital ratios, strong credit quality and risk management controls, diverse funding sources and disciplined liquidity monitoring procedures.
If the Firm’s ratings were downgraded by one notch, the Firm estimates the incremental cost of funds and the potential loss of funding to be negligible. Additionally, the Firm estimates the additional funding requirements for VIEs and other third-party commitments would not be material. In the current environment, the Firm believes a downgrade is unlikely. For additional information on the impact of a credit ratings downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements, see Special-purpose entities on page 59 and Ratings profile of derivative receivables mark-to-market (“MTM”) on page 71, of this Annual Report.

JPMorgan Chase & Co. / 2006 Annual Report	63

Management’s discussion and analysis
JPMorgan Chase & Co.
CREDIT RISK MANAGEMENT

Credit risk is the risk of loss from obligor or counterparty default. The Firm provides credit (for example, through loans, lending-related commitments and derivatives) to customers of all sizes, from large corporate clients to the individual consumer. The Firm manages the risk/reward relationship of each credit and discourages the retention of assets that do not generate a positive return above the cost of risk-adjusted capital. The majority of the Firm’s wholesale syndicated loan originations (primarily to IB clients) continues to be distributed into the marketplace, with residual holds by the Firm averaging less than 10%. Wholesale loans generated by CB and AM are generally retained on the balance sheet. With regard to the consumer credit market, the Firm focuses on creating a portfolio that is diversified from both a product and a geographic perspective. Within the mortgage business, originated loans are retained on the balance sheet as well as securitized and sold selectively to U.S. government agencies and U.S. government-sponsored enterprises; the latter category of loans is routinely classified as held-for-sale.
Credit risk organization
Credit risk management is overseen by the Chief Risk Officer. The Firm’s credit risk management governance consists of the following primary functions:
•	establishing a comprehensive credit risk policy framework

•	calculating the allowance for credit losses and ensuring appropriate credit risk-based capital management

•	assigning and managing credit authorities in connection with the approval of all credit exposure

•	monitoring and managing credit risk across all portfolio segments

•	managing criticized exposures
Risk identification
The Firm is exposed to credit risk through lending and capital markets activities. Credit risk management works in partnership with the business segments in identifying and aggregating exposures across all lines of business.
Risk measurement
To measure credit risk, the Firm employs several methodologies for estimating the likelihood of obligor or counterparty default. Losses generated by consumer loans are more predictable than wholesale losses, but are subject to cyclical and seasonal factors. Although the frequency of loss is higher on consumer loans than on wholesale loans, the severity of loss is typically lower and more manageable on a portfolio basis. As a result of these differences, methodologies vary depending on certain factors, including type of asset (e.g., consumer installment versus wholesale loan), risk measurement parameters (e.g., delinquency status and credit bureau score versus wholesale risk rating) and risk management and collection processes (e.g., retail collection center versus centrally managed workout groups). Credit risk measurement is based upon the amount of exposure should the obligor or the counterparty default, the probability of default and the loss severity given a default event. Based upon these factors and related market-based inputs, the Firm estimates both probable and unexpected losses for the wholesale and consumer portfolios. Probable losses, reflected in the Provision for credit losses, primarily are based upon statistical estimates of credit losses over time, anticipated as a result of obligor or counterparty default. However, probable losses are not the sole indicators of risk. If losses were entirely predictable, the probable loss rate could be factored into pricing and covered as a normal and recurring cost of doing business. Unexpected losses, reflected in the allocation of credit risk capital, represent the potential volatility of actual losses relative to the probable level of losses. (Refer to Capital management on pages 57–59 of this Annual Report for a further discussion of the credit risk capital methodology.) Risk measurement for the wholesale portfolio is assessed primarily on a risk-
rated basis; for the consumer portfolio, it is assessed primarily on a credit-scored basis.
Risk-rated exposure
For portfolios that are risk-rated, probable and unexpected loss calculations are based upon estimates of probability of default and loss given default. Probability of default is the expected default calculated on an obligor basis. Loss given default is an estimate of losses that are based upon collateral and structural support for each credit facility. Calculations and assumptions are based upon management information systems and methodologies which are under continual review. Risk ratings are assigned and reviewed on an ongoing basis by Credit Risk Management and revised, if needed, to reflect the borrowers’ current risk profiles and the related collateral and structural positions.
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
Risk monitoring
The Firm has developed policies and practices that are designed to preserve the independence and integrity of decision-making and ensure credit risks are assessed accurately, approved properly, monitored regularly and managed actively at both the transaction and portfolio levels. The policy framework establishes credit approval authorities, concentration limits, risk-rating methodologies, portfolio-review parameters and guidelines for management of distressed exposure. Wholesale credit risk is monitored regularly on both an aggregate portfolio level and on an individual customer basis. For consumer credit risk, the key focus items are trends and concentrations at the portfolio level, where potential problems can be remedied through changes in underwriting policies and portfolio guidelines. Consumer Credit Risk Management monitors trends against business expectations and industry benchmarks. In order to meet credit risk management objectives, the Firm seeks to maintain a risk profile that is diverse in terms of borrower, product type, industry and geographic concentration. Additional management of the Firm’s exposure is accomplished through loan syndication and participations, loan sales, securitizations, credit derivatives, use of master netting agreements and collateral and other risk-reduction techniques.
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

64	JPMorgan Chase & Co. / 2005 Annual Report

2006 Credit risk overview
The wholesale portfolio exhibited credit stability during 2006. There was substantial growth in wholesale lending as a result of increased capital markets–related activity, offset by decreases in nonperforming loans and criticized exposure of $601 million and $591 million, respectively. In 2006, the Firm also made significant strides in its multiyear initiative to reengineer its wholesale credit risk systems infrastructure. Several enhancements were incorporated into the Firm’s operating infrastructure in 2006. Overall, the initiative has enhanced management of credit risk; timeliness and accuracy of reporting; support of client relationships; allocation of economic capital; and compliance with Basel II initiatives. The Firm is on target to substantially complete the initiative by year-end 2007.
Consumer credit performance generally was stable in 2006. CS adopted the FFIEC higher minimum payment requirements, which initially resulted in higher payment rates than historically experienced, albeit with losses less severe than initially anticipated. Loans impacted by Hurricane Katrina generally have performed better than initially projected, but have experienced longer resolution timeframes, especially where real estate and business banking assets are involved. The Allowance for loan losses related to Hurricane Katrina was reduced by $121 million in 2006 as a result of the better than anticipated performance. Bankruptcy reform legislation became effective on October 17, 2005. This legislation prompted a “rush to file” effect that resulted in a spike in bankruptcy filings and increased 2005 credit losses, predominantly in CS. As expected, following this spike in filings the Firm experienced lower credit card net charge-offs in 2006, as the record levels of bankruptcy filings in the fourth quarter of 2005 are believed to have included bankruptcy filings that would have occurred in 2006.
In 2006, management of the consumer segment continued to focus on portfolios providing the most appropriate risk/reward relationship while keeping within the Firm’s desired risk tolerance. During the past year, the majority of the new sub-prime mortgage production was sold or classified as held-for-sale. In addition, a portion of the subprime mortgage portfolio was transferred into the held-for-sale account. The Firm also continued a de-emphasis of vehicle finance leasing. The Firm experienced growth in many core consumer lending products including home equity, credit cards, education, and business banking reflecting a focus on the prime credit quality segment of the market.

CREDIT PORTFOLIO

The following table presents JPMorgan Chase’s credit portfolio as of December 31, 2006 and 2005. Total credit exposure at December 31, 2006, increased by $198.7 billion from December 31, 2005, reflecting an increase of $80.0 billion in the wholesale credit portfolio and $118.7 billion in the consumer credit portfolio as further described in the following pages.
In the table below, reported loans include all HFS loans, which are carried at the lower of cost or fair value with changes in value recorded in Noninterest revenue. However, these HFS loans are excluded from the average loan balances used for the net charge-off rate calculations.

Total credit portfolio			Nonperforming						Average annual
As of or for the year ended December 31,	Credit exposure		assets(i)				Net charge-offs		net charge-off rate
(in millions, except ratios)	2006	2005	2006		2005		2006	2005	2006	2005

Total credit portfolio
Loans – reported(a)	$483,127	$419,148	$2,077	(j)	$2,343	(j)	$3,042	$3,819	0.73%	1.00%
Loans – securitized(b)	66,950	70,527	—		—		2,210	3,776	3.28	5.47

Total managed loans(c)	550,077	489,675	2,077		2,343		5,252	7,595	1.09	1.68
Derivative receivables	55,601	49,787	36		50		NA	NA	NA	NA
Interests in purchased receivables(d)	—	29,740	—		—		NA	NA	NA	NA

Total managed credit-related assets	605,678	569,202	2,113		2,393		5,252	7,595	1.09	1.68
Lending-related commitments(d)(e)	1,138,959	976,705	NA		NA		NA	NA	NA	NA
Assets acquired in loan satisfactions	NA	NA	228		197		NA	NA	NA	NA

Total credit portfolio	$1,744,637	$1,545,907	$2,341		$2,590		$5,252	$7,595	1.09%	1.68%

Net credit derivative hedges notional(f)	$(50,733)	$(29,882)	$(16)		$(17)		NA	NA	NA	NA
Collateral held against derivatives(g)	(6,591)	(6,000)	NA		NA		NA	NA	NA	NA

Held-for-sale
Total average HFS loans	$38,316	$27,713	$87		$95		NA	NA	NA	NA
Nonperforming – purchased(h)	251	341	NA		NA		NA	NA	NA	NA

(a)	Loans are presented net of unearned income and net deferred loan fees of $2.3 billion and $3.0 billion at December 31, 2006 and 2005, respectively.
(b)	Represents securitized credit card receivables. For further discussion of credit card securitizations, see Card Services on pages 43–45 of this Annual Report.
(c)	Past-due 90 days and over and accruing includes credit card receivables of $1.3 billion and $1.1 billion, and related credit card securitizations of $962 million and $730 million at December 31, 2006 and 2005, respectively.
(d)	As a result of restructuring certain multi-seller conduits the Firm administers, JPMorgan Chase deconsolidated $29 billion of Interests in purchased receivables, $3 billion of Loans and $1 billion of Securities, and recorded a related increase of $33 billion of lending-related commitments during the second quarter of 2006.
(e)	Includes wholesale unused advised lines of credit totaling $39.0 billion and $28.3 billion at December 31, 2006 and 2005, respectively, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable. Credit card lending-related commitments of $657 billion and $579 billion at December 31, 2006 and 2005, respectively, represent the total available credit to its cardholders. The Firm has not experienced, and does not anticipate, that all of its cardholders will utilize their entire available lines of credit at the same time. The Firm can reduce or cancel a credit card commitment by providing the cardholder prior notice or, in some cases, without notice as permitted by law.
(f)	Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting under SFAS 133.
(g)	Represents other liquid securities collateral held by the Firm as of December 31, 2006 and 2005, respectively.
(h)	Represents distressed HFS wholesale loans purchased as part of IB’s proprietary activities, which are excluded from nonperforming assets.
(i)	Includes nonperforming HFS loans of $120 million and $136 million as of December 31, 2006 and 2005, respectively.
(j)	Excludes nonperforming assets related to (1) loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by U.S. government agencies and U.S. government sponsored enterprises of $1.2 billion and $1.1 billion at December 31, 2006 and 2005, respectively, and (2) education loans that are 90 days past due and still accruing, which are insured by government agencies under the Federal Family Education Loan Program, of $0.2 billion at December 31, 2006. These amounts for GNMA and education loans are excluded, as reimbursement is proceeding normally.

JPMorgan Chase & Co. / 2006 Annual Report	65

Management’s discussion and analysis
JPMorgan Chase & Co.
WHOLESALE CREDIT PORTFOLIO

As of December 31, 2006, wholesale exposure (IB, CB, TSS and AM) increased by $80.0 billion from December 31, 2005, due to increases in lending-related commitments of $70.3 billion, Loans of $33.6 billion, and Derivative receivables of $5.8 billion, partially offset by a decrease of $29.7 billion in Interests in purchased receivables. During the second quarter of 2006, certain multi-seller conduits that the Firm administers were deconsolidated, resulting in a decrease of $29 billion in Interests in purchased receivables, offset by a related increase of $33 billion in lending-related commitments. For a more detailed discussion of the deconsolidation, refer to Note 15 on pages 118–120 of this Annual Report. The remainder of the increase in Loans and lending-related commitments was primarily in the IB, reflecting an increase in capital markets–related activity, including financings associated with client acquisitions, securitizations and loan syndications.

Wholesale
As of or for the year ended December 31,	Credit exposure		Nonperforming assets(f)
(in millions)	2006	2005	2006	2005

Loans – reported(a)	$183,742	$150,111	$391	$992
Derivative receivables	55,601	49,787	36	50
Interests in purchased receivables	—	29,740	—	—

Total wholesale credit-related assets	239,343	229,638	427	1,042
Lending-related commitments(b)	391,424	321,109	NA	NA
Assets acquired in loan satisfactions	NA	NA	3	17

Total wholesale credit exposure	$630,767	$550,747	$430	$1,059

Net credit derivative hedges notional(c)	$(50,733)	$(29,882)	$(16)	$(17)
Collateral held against derivatives(d)	(6,591)	(6,000)	NA	NA
Held-for-sale
Total average HFS loans	$22,187	$12,038	$58	$74
Nonperforming – purchased(e)	251	341	NA	NA

(a)	Includes loans greater or equal to 90 days past due that continue to accrue interest. The principal balance of these loans totaled $29 million and $50 million at December 31, 2006 and 2005, respectively. Also see Note 12 on pages 112–113 of this Annual Report.
(b)	Includes unused advised lines of credit totaling $39.0 billion and $28.3 billion at December 31, 2006 and 2005, respectively, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable.
(c)	Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit risk of credit exposures; these derivatives do not qualify for hedge accounting under SFAS 133. Also see credit derivatives positions on page 71 of this Annual Report.
(d)	Represents other liquid securities collateral held by the Firm as of December 31, 2006 and 2005, respectively.
(e)	Represents distressed HFS loans purchased as part of IB’s proprietary activities, which are excluded from nonperforming assets.
(f)	Includes nonperforming HFS loans of $4 million and $109 million as of December 31, 2006 and 2005, respectively.

66	JPMorgan Chase & Co. / 2006 Annual Report

Net charge-offs/recoveries
Wholesale
Year ended December 31,
(in millions, except ratios)	2006	2005

Loans – reported
Net recoveries	$22	$77
Average annual net recovery rate(a)	0.01%	0.06%

(a)	Excludes average loans HFS of $22 billion and $12 billion for the years ended December 31, 2006 and 2005, respectively.
During both 2006 and 2005, there were no net charge-offs for Derivative receivables, Interests in purchased receivables or lending-related commitments.
Net recoveries do not include gains from sales of nonperforming loans that were sold from the credit portfolio (as shown in the following table). Gains from these sales during 2006 and 2005 were $72 million and $67 million, respectively, and are reflected in Noninterest revenue.

Nonperforming loan activity
Wholesale
Year ended December 31,
(in millions)	2006	2005

Beginning balance	$992	$1,574
Additions	480	581

Reductions:
Paydowns and other	(578)	(520)
Charge-offs	(186)	(255)
Returned to performing	(133)	(204)
Sales	(184)	(184)

Total reductions	(1,081)	(1,163)

Net additions (reductions)	(601)	(582)

Ending balance	$391	$992

The following table presents summaries of the maturity and ratings profiles of the wholesale portfolio as of December 31, 2006 and 2005. The ratings scale is based upon the Firm’s internal risk ratings and is presented on an S&P-equivalent basis.

Wholesale exposure	Maturity profile(d)				Ratings profile
December 31, 2006	Under	1–5	Over		Investment-grade ("IG")	Noninvestment-grade		Total %
(in billions, except ratios)	1 year	years	5 years	Total	AAA to BBB-	BB+ & below	Total	of IG

Loans	44%	41%	15%	100%	$104	$57	$161	65%
Derivative receivables	16	34	50	100	49	7	56	88
Interests in purchased receivables(a)	—	—	—	—	—	—	—	—
Lending-related commitments(a)	36	58	6	100	338	53	391	86

Total excluding HFS	37%	51%	12%	100%	$491	$117	608	81%
Loans held-for-sale(b)							23

Total exposure							$631

Net credit derivative hedges notional(c)	16%	75%	9%	100%	$(45)	$(6)	$(51)	88%

	Maturity profile(d)				Ratings profile
December 31, 2005	Under	1–5	Over		Investment-grade ("IG")		Noninvestment-grade		Total %
(in billions, except ratios)	1 year	years	5 years	Total		AAA to BBB-	BB+ & below	Total	of IG

Loans	43%	44%	13%	100%		$87	$45	$132	66%
Derivative receivables	2	42	56	100		42	8	50	84
Interests in purchased receivables	41	57	2	100		30	—	30	100
Lending-related commitments	36	57	7	100		273	48	321	85

Total excluding HFS	35%	52%	13%	100%		$432	$101	533	81%
Loans held-for-sale(b)								18

Total exposure								$551

Net credit derivative hedges notional(c)	15%	74%	11%	100%	$	(27)	$(3)	$(30)	90%

(a)	As a result of restructuring certain multi-seller conduits the Firm administers, JPMorgan Chase deconsolidated $29 billion of Interests in purchased receivables, $3 billion of Loans and $1 billion of Securities, and recorded a related increase of $33 billion of lending-related commitments during the second quarter of 2006.
(b)	HFS loans relate primarily to securitization and syndication activities.
(c)	Ratings are based upon the underlying referenced assets.
(d)	The maturity profile of Loans and lending-related commitments is based upon the remaining contractual maturity. The maturity profile of Derivative receivables is based upon the maturity profile of Average exposure. See page 70 of this Annual Report for a further discussion of Average exposure.

JPMorgan Chase & Co. / 2006 Annual Report	67

Management’s discussion and analysis
JPMorgan Chase & Co.

Wholesale credit exposure – selected industry concentration
The Firm focuses on the management and the diversification of its industry concentrations. At December 31, 2006, the top 10 industries remained unchanged from December 31, 2005. The increase in Banks and finance compa-
nies, Utilities, Asset managers, and Securities firms and exchanges reflects the overall growth in wholesale exposure. Below are summaries of the top 10 industry concentrations as of December 31, 2006 and 2005.

Wholesale credit exposure – selected industry concentration

							Collateral
			Noninvestment-grade				held against
December 31, 2006	Credit	Investment			Net charge-offs/	Credit	derivative
(in millions, except ratios)	exposure(c)	grade	Noncriticized	Criticized	(recoveries)	derivative hedges(d)	receivables(e)

Top 10 industries(a)
Banks and finance companies	$61,792	84%	$9,733	$74	$(12)	$(7,847)	$(1,452)
Real estate	32,102	57	13,702	243	9	(2,223)	(26)
Healthcare	28,998	83	4,618	284	(1)	(3,021)	(5)
State and municipal governments	27,485	98	662	23	—	(801)	(12)
Consumer products	27,114	72	7,327	383	22	(3,308)	(14)
Utilities	24,938	88	2,929	183	(6)	(4,123)	(2)
Asset managers	24,570	88	2,956	31	—	—	(750)
Securities firms and exchanges	23,127	93	1,527	5	—	(784)	(1,207)
Retail and consumer services	22,122	70	6,268	278	(3)	(2,069)	(226)
Oil and gas	18,544	76	4,356	38	—	(2,564)	—
All other	317,468	80	58,971	3,484	(31)	(23,993)	(2,897)

Total excluding HFS	$608,260	81%	$113,049	$5,026	$(22)	$(50,733)	$(6,591)

Held-for-sale(b)	22,507

Total exposure	$630,767

							Collateral
			Noninvestment-grade				held against
December 31, 2005	Credit	Investment			Net charge-offs/	Credit	derivative
(in millions, except ratios)	exposure(c)	grade	Noncriticized	Criticized	(recoveries)	derivative hedges(d)	receivables(e)

Top 10 industries(a)
Banks and finance companies	$50,924	87%	$6,462	$232	$(16)	$(9,490)	$(1,482)
Real estate	29,974	55	13,226	276	—	(560)	(2)
Healthcare	25,435	79	4,977	243	12	(581)	(7)
State and municipal governments	25,328	98	409	40	—	(597)	(1)
Consumer products	25,678	71	6,791	590	2	(927)	(28)
Utilities	20,482	90	1,841	295	(4)	(1,624)	—
Asset managers	17,358	82	2,949	103	(1)	(25)	(954)
Securities firms and exchanges	17,094	89	1,833	15	—	(2,009)	(1,525)
Retail and consumer services	19,920	75	4,654	288	12	(989)	(5)
Oil and gas	18,200	77	4,267	9	—	(1,007)	—
All other	282,802	82	47,966	3,081	(82)	(12,073)	(1,996)

Total excluding HFS	$533,195	81%	$95,375	$5,172	$(77)	$(29,882)	$(6,000)

Held-for-sale(b)	17,552

Total exposure	$550,747

(a)	Rankings are based upon exposure at December 31, 2006.
(b)	HFS loans primarily relate to securitization and syndication activities.
(c)	Credit exposure is net of risk participations and excludes the benefit of credit derivative hedges and collateral held against Derivative receivables or Loans.
(d)	Represents notional amounts only; these credit derivatives do not qualify for hedge accounting under SFAS 133.
(e)	Represents other liquid securities collateral held by the Firm as of December 31, 2006 and 2005, respectively.

68	JPMorgan Chase & Co. / 2006 Annual Report

Wholesale criticized exposure
Exposures deemed criticized generally represent a ratings profile similar to a rating of CCC+/Caa1 and lower, as defined by Standard & Poor’s/Moody’s. The criticized component of the portfolio decreased to $5.7 billion at December 31, 2006, from $6.2 billion at year-end 2005. The decline resulted from upgrades, repayments and reductions in wholesale nonperforming loans as shown on page 67 of this Annual Report.
At December 31, 2006, Healthcare, Agriculture/paper manufacturing, Business services, and Chemicals/plastics moved into the top 10 of wholesale criticized exposure, replacing Telecom services, Airlines, Machinery and equipment manufacturing, and Building materials/construction.
Wholesale criticized exposure – industry concentrations

	2006		2005
December 31,	Credit	% of	Credit	% of
(in millions, except ratios)	exposure	portfolio	exposure	portfolio

Automotive	$1,442	29%	$643	12%
Media	392	8	684	13
Consumer products	383	7	590	11
Healthcare	284	6	243	5
Retail and consumer services	278	5	288	6
Real estate	243	5	276	5
Agriculture/paper manufacturing	239	5	178	3
Business services	222	4	250	5
Utilities	183	4	295	6
Chemicals/plastics	159	3	188	4
All other	1,201	24	1,537	30

Total excluding HFS	$5,026	100%	$5,172	100%

Held-for-sale(a)	624		1,069

Total	$5,650		$6,241

(a)	HFS loans primarily relate to securitization and syndication activities; excludes purchased nonperforming HFS loans.
Wholesale selected industry discussion
Presented below is a discussion of several industries to which the Firm has significant exposure, as well as industries the Firm continues to monitor because of actual or potential credit concerns. For additional information, refer to the tables above and on the preceding page.
•	Banks and finance companies: This industry group, primarily consisting of exposure to commercial banks, is the largest segment of the Firm’s wholesale credit portfolio. Credit quality is high, as 84% of the exposure in this category is rated investment-grade.
•	Real estate: This industry, as the second largest segment of the Firm’s wholesale credit portfolio, continued to grow in 2006, primarily due to improving market fundamentals and increased capital demand for the asset class supported by the relatively low interest rate environment. Real estate exposure is well-diversified by client, transaction type, geography, and property type. Approximately half of this exposure is to large public and rated real estate companies and institutions (e.g., REITS), as well as real estate loans originated for sale into the commercial mortgage-backed securities market. The remaining exposure is primarily to professional real estate developers, owners, or service providers and generally involves real estate leased to third-party tenants.
•	Automotive: Automotive Original Equipment Manufacturers and suppliers based in North America continued to be impacted negatively by a challenging operating environment in 2006. As a result, criticized exposures grew in 2006, primarily as a result of downgrades to select names within the portfolio. Though larger in the aggregate, most of the criticized exposure remained undrawn, was performing and substantially secured.
•	Media: Media no longer represents the largest percentage of criticized exposure since its criticized exposures decreased significantly in 2006. This decrease was due primarily to the maturation of short-term financing arrangements, repayments, and the planned sale to reduce select exposures.
•	All other: All other in the wholesale credit exposure concentration table on page 68 of this Annual Report at December 31, 2006, excluding HFS, included $317.5 billion of credit exposure to 22 industry segments. Exposures related to SPEs and high-net-worth individuals were 31% and 13%, respectively, of this category. SPEs provide secured financing (generally backed by receivables, loans or bonds on a bankruptcy-remote, non- recourse or limited-recourse basis) originated by a diverse group of companies in industries that are not highly correlated. The remaining All other exposure is well-diversified across industries other than those related to SPEs and high-net-worth individuals; none comprise more than 3% of total exposure.
Derivative contracts
In the normal course of business, the Firm uses derivative instruments to meet the needs of customers; to generate revenues through trading activities; to manage exposure to fluctuations in interest rates, currencies and other markets; and to manage the Firm’s credit exposure. For further discussion of derivative contracts, see Note 28 on pages 131–132 of this Annual Report.

JPMorgan Chase & Co. / 2006 Annual Report	69

Management’s discussion and analysis
JPMorgan Chase & Co.
The following table summarizes the aggregate notional amounts and the net derivative receivables MTM for the periods presented.
Notional amounts and derivative receivables marked to market (“MTM”)

	Notional amounts(b)		Derivative receivables MTM(c)
December 31,
(in billions)	2006	2005	2006	2005

Interest rate	$50,201	$38,493	$29	$28
Foreign exchange	2,520	2,136	4	3
Equity	809	458	6	6
Credit derivatives	4,619	2,241	6	3
Commodity	507	265	11	10

Total, net of cash collateral(a)	$58,656	$43,593	56	50
Liquid securities collateral held against derivative receivables	NA	NA	(7)	(6)

Total, net of all collateral	NA	NA	$49	$44

(a)	Collateral is only applicable to Derivative receivables MTM amounts.
(b)	Represents the sum of gross long and gross short third-party notional derivative contracts, excluding written options and foreign exchange spot contracts.
(c)	2005 has been adjusted to reflect more appropriate product classification of certain balances.

The amount of Derivative receivables reported on the Consolidated balance sheets of $56 billion and $50 billion at December 31, 2006 and 2005, respectively, is the amount of the mark-to-market (“MTM”) or fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and cash collateral held by the Firm and represents the cost to the Firm to replace the contracts at current market rates should the counterparty default. However, in Management’s view, the appropriate measure of current credit risk should also reflect additional liquid securities held as collateral by the Firm of $7 billion and $6 billion at December 31, 2006 and 2005, respectively, resulting in total exposure, net of all collateral, of $49 billion and $44 billion at December 31, 2006 and 2005, respectively.
The Firm also holds additional collateral delivered by clients at the initiation of transactions, but this collateral does not reduce the credit risk of the derivative receivables in the table above. This additional collateral secures potential exposure that could arise in the derivatives portfolio should the MTM of the client’s transactions move in the Firm’s favor. As of December 31, 2006 and 2005, the Firm held $12 billion and $10 billion, respectively, of this additional collateral. The derivative receivables MTM, net of all collateral, also does not include other credit enhancements in the forms of letters of credit and surety receivables.
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
Peak exposure to a counterparty is an extreme measure of exposure calculated at a 97.5% confidence level. However, the total potential future credit risk embedded in the Firm’s derivatives portfolio is not the simple sum of all Peak client credit risks. This is because, at the portfolio level, credit risk is reduced by the fact that when offsetting transactions are done with separate counter-parties, only one of the two trades can generate a credit loss, even if both counterparties were to default simultaneously. The Firm refers to this effect as market diversification, and the Market-Diversified Peak (“MDP”) measure is a portfolio aggregation of counterparty Peak measures, representing the maximum losses at the 97.5% confidence level that would occur if all counterparties defaulted under any one given market scenario and time frame.
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
Finally, AVG is a measure of the expected MTM value of the Firm’s derivative receivables at future time periods, including the benefit of collateral. AVG exposure over the total life of the derivative contract is used as the primary metric for pricing purposes and is used to calculate credit capital and the Credit Valuation Adjustment (“CVA”), as further described below. Average exposure was $36 billion at both December 31, 2006 and 2005, compared with derivative receivables MTM, net of all collateral, of $49 billion and $44 billion at December 31, 2006 and 2005, respectively.
The graph below shows exposure profiles to derivatives over the next 10 years as calculated by the MDP, DRE and AVG metrics. All three measures generally show declining exposure after the first year, if no new trades were added to the portfolio.
Exposure profile of derivatives measures

70	JPMorgan Chase & Co. / 2006 Annual Report

The MTM value of the Firm’s derivative receivables incorporates an adjustment, the CVA, to reflect the credit quality of counterparties. The CVA is based upon the Firm’s AVG to a counterparty and the counterparty’s credit spread in the credit derivatives market. The primary components of changes in CVA are credit spreads, new deal activity or unwinds, and changes in the underlying market environment. The Firm believes that active risk management is essential to controlling the dynamic credit risk in the derivatives portfolio. The Firm risk manages exposure to changes in CVA by entering into credit derivative transactions, as well as interest rate, foreign exchange, equity and commodity derivative transactions.

The following table summarizes the ratings profile of the Firm’s Derivative receivables MTM, net of other liquid securities collateral, for the dates indicated:
Ratings profile of derivative receivables MTM

Rating equivalent	2006		2005
December 31,	Exposure net of	% of exposure net	Exposure net of	% of exposure net
(in millions, except ratios)	all collateral	of all collateral	all collateral	of all collateral

AAA to AA-(a)	$28,150	58%	$20,735	48%
A+ to A-	7,588	15	8,074	18
BBB+ to BBB-	8,044	16	8,243	19
BB+ to B-	5,150	11	6,580	15
CCC+ and below	78	—	155	—

Total	$49,010	100%	$43,787	100%

(a)	The increase in AAA to AA- was due primarily to exchange-traded commodity activities.

The Firm actively pursues the use of collateral agreements to mitigate counterparty credit risk in derivatives. The percentage of the Firm’s derivatives transactions subject to collateral agreements decreased slightly, to 80% as of December 31, 2006, from 81% at December 31, 2005.
The Firm posted $27 billion of collateral as of both December 31, 2006 and 2005. Certain derivative and collateral agreements include provisions that require the counterparty and/or the Firm, upon specified downgrades in their respective credit ratings, to post collateral for the benefit of the other party. As of December 31, 2006, the impact of a single-notch ratings downgrade to JPMorgan Chase Bank, N.A., from its rating of AA- to A+ at December 31, 2006, would have required $1.1 billion of additional collateral to be posted by the Firm; the impact of a six-notch ratings downgrade (from AA- to BBB-) would have required $3.1 billion of additional collateral. Certain derivative contracts also provide for termination of the contract, generally upon a downgrade of either the Firm or the counterparty, at the then-existing MTM value of the derivative contracts.
Credit derivatives
The following table presents the Firm’s notional amounts of credit derivatives protection purchased and sold by the respective businesses as of December 31, 2006 and 2005:
Credit derivatives positions

	Notional amount
	Credit portfolio			Dealer/client
December 31,	Protection		Protection	Protection	Protection
(in billions)	purchased		sold	purchased	sold	Total

2006	$52	(a)	$1	$2,277	$2,289	$4,619
2005	31		1	1,096	1,113	2,241

(a)	Includes $23 billion which represents the notional amount for structured portfolio protection; the Firm retains the first risk of loss on this portfolio.
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

JPMorgan Chase & Co. / 2006 Annual Report	71

Management’s discussion and analysis
JPMorgan Chase & Co.

JPMorgan Chase has limited counterparty exposure as a result of credit derivatives transactions. Of the $55.6 billion of total Derivative receivables MTM at December 31, 2006, approximately $5.7 billion, or 10%, was associated with credit derivatives, before the benefit of liquid securities collateral.
Dealer/client
At December 31, 2006, the total notional amount of protection purchased and sold in the dealer/client business increased $2.4 trillion from year-end 2005 as a result of increased trade volume in the market. This business has a mismatch between the total notional amounts of protection purchased and sold. However, in the Firm’s view, the risk positions are largely matched when securities used to risk-manage certain derivative positions are taken into consideration and the notional amounts are adjusted to a duration-based equivalent basis or to reflect different degrees of subordination in tranched structures.
Credit portfolio management activities
Use of single-name and portfolio credit derivatives

December 31,	Notional amount of protection purchased
(in millions)	2006		2005

Credit derivatives used to manage:
Loans and lending-related commitments	$40,755		$18,926
Derivative receivables	11,229		12,088

Total	$51,984	(a)	$31,014

(a)	Includes $23 billion which represents the notional amount for structured portfolio protection; the Firm retains the first loss on this portfolio.
The credit derivatives used by JPMorgan Chase for credit portfolio management activities do not qualify for hedge accounting under SFAS 133, and therefore, effectiveness testing under SFAS 133 is not performed. These derivatives are reported at fair value, with gains and losses recognized in Principal transactions. The MTM value incorporates both the cost of credit derivative premiums and changes in value due to movement in spreads and credit events; in contrast, the loans and lending-related commitments being risk-managed are accounted for on an accrual basis. Loan interest and fees are generally recognized in Net interest income, and impairment is recognized in the Provision for credit losses. This asymmetry in accounting treatment, between loans and lending-related commitments and the credit derivatives utilized in portfolio management activities, causes earnings volatility that is not representative, in the Firm’s view, of the true changes in value of the Firm’s overall credit exposure. The MTM related to the Firm’s credit derivatives used for managing credit exposure, as well as the MTM related to the CVA, which reflects the credit quality of derivatives counterparty exposure, are included in the table below. These results can vary from year to year due to market conditions that impact specific positions in the portfolio.

Year ended December 31,
(in millions)	2006	2005	2004 (c)

Hedges of lending-related commitments(a)	$(246)	$24	$(234)
CVA and hedges of CVA(a)	133	84	188

Net gains (losses)(b)	$(113)	$108	$(46)

(a)	These hedges do not qualify for hedge accounting under SFAS 133.
(b)	Excludes gains of $56 million, $8 million and $52 million for the years ended December 31, 2006, 2005 and 2004, respectively, of other Principal transactions revenues that are not associated with hedging activities.
(c)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
The Firm also actively manages wholesale credit exposure through loan and commitment sales. During 2006, 2005 and 2004, the Firm sold $3.1 billion, $4.0 billion and $5.9 billion of loans and commitments, respectively, recognizing gains (losses) of $73 million, $76 million and ($8) million in 2006, 2005 and 2004, respectively. The gains include gains on sales of nonperforming loans as discussed on page 67 of this Annual Report. These activities are not related to the Firm’s securitization activities, which are undertaken for liquidity and balance sheet management purposes. For a further discussion of securitization activity, see Liquidity Risk Management and Note 14 on pages 62–63 and 114–118, respectively, of this Annual Report.
Lending-related commitments
The contractual amount of wholesale lending-related commitments was $391.4 billion at December 31, 2006, compared with $321.1 billion at December 31, 2005. See page 66 of this Annual Report for an explanation of the increase in exposure. In the Firm’s view, the total contractual amount of these instruments is not representative of the Firm’s actual credit risk exposure or funding requirements. In determining the amount of credit risk exposure the Firm has to wholesale lending-related commitments, which is used as the basis for allocating credit risk capital to these instruments, the Firm has established a “loan-equivalent” amount for each commitment; this amount represents the portion of the unused commitment or other contingent exposure that is expected, based upon average portfolio historical experience, to become outstanding in the event of a default by an obligor. The loan-equivalent amount of the Firm’s lending-related commitments was $212 billion and $178 billion as of December 31, 2006 and 2005, respectively.
Emerging markets country exposure
The Firm has a comprehensive internal process for measuring and managing exposures and risk in emerging markets countries – defined as those countries potentially vulnerable to sovereign events. As of December 31, 2006, based upon its internal methodology, the Firm’s exposure to any individual emerging-markets country was not significant, in that total exposure to any such country did not exceed 0.75% of the Firm’s total assets. In evaluating and managing its exposures to emerging markets countries, the Firm takes into consideration all credit-related lending, trading, and investment activities, whether cross-border or locally funded. Exposure amounts are then adjusted for credit enhancements (e.g., guarantees and letters of credit) provided by third parties located outside the country, if the enhancements fully cover the country risk as well as the credit risk. For information regarding the Firm’s cross-border exposure, based upon guidelines of the Federal Financial Institutions Examination Council (“FFIEC”), see Part 1, Item 1, Loan portfolio, Cross-border outstandings, on page 155, of the Firm’s Annual Report on Form 10-K for the year ended December 31, 2006.

72	JPMorgan Chase & Co. / 2006 Annual Report

CONSUMER CREDIT PORTFOLIO

JPMorgan Chase’s consumer portfolio consists primarily of residential mortgages, home equity loans, credit cards, auto loans and leases, education loans and business banking loans and reflects the benefit of diversification from both a product and a geographic perspective. The primary focus is serving the prime consumer credit market. There are no products in the real estate portfolios that result in negative amortization. However, RFS offers Home Equity lines of credit and Mortgage loans with interest-only payment options to predominantly prime borrowers. The Firm actively manages its consumer credit operation. Ongoing efforts include continual review and enhancement of credit underwriting criteria and refinement of pricing and risk management models.

The following table presents managed consumer credit–related information for the dates indicated:
Consumer portfolio

	Credit		Nonperforming						Average annual
As of or for the year ended December 31,	exposure		assets(e)				Net charge-offs		net charge-off rate(g)
(in millions, except ratios)	2006	2005	2006		2005		2006	2005	2006	2005

Retail Financial Services
Home equity	$85,730	$73,866	$454		$422		$143	$141	0.18%	0.20%
Mortgage	59,668	58,959	769		442		56	25	0.12	0.06
Auto loans and leases(a)	41,009	46,081	132		193		238	277	0.56	0.54
All other loans	27,097	18,393	322		281		139	129	0.65	0.83
Card Services – reported(b)	85,881	71,738	9		13		2,488	3,324	3.37	4.94

Total consumer loans – reported	299,385	269,037	1,686	(f)	1,351	(f)	3,064	3,896	1.17	1.56
Card Services – securitizations(b)(c)	66,950	70,527	—		—		2,210	3,776	3.28	5.47

Total consumer loans – managed(b)	366,335	339,564	1,686		1,351		5,274	7,672	1.60	2.41
Assets acquired in loan satisfactions	NA	NA	225		180		NA	NA	NA	NA

Total consumer related assets – managed	366,335	339,564	1,911		1,531		5,274	7,672	1.60	2.41
Consumer lending–related commitments:
Home equity	69,559	58,281	NA		NA		NA	NA	NA	NA
Mortgage	6,618	5,944	NA		NA		NA	NA	NA	NA
Auto loans and leases	7,874	5,665	NA		NA		NA	NA	NA	NA
All other loans	6,375	6,385	NA		NA		NA	NA	NA	NA
Card Services(d)	657,109	579,321	NA		NA		NA	NA	NA	NA

Total lending-related commitments	747,535	655,596	NA		NA		NA	NA	NA	NA

Total consumer credit portfolio	$1,113,870	$995,160	$1,911		$1,531		$5,274	$7,672	1.60%	2.41%

Total average HFS loans	$16,129	$15,675	$29		$21		NA	NA	NA	NA
Memo: Credit card – managed	152,831	142,265	9		13		$4,698	$7,100	3.33%	5.21%

(a)	Excludes operating lease–related assets of $1.6 billion and $858 million at December 31, 2006 and 2005, respectively.
(b)	Past-due loans 90 days and over and accruing includes credit card receivables of $1.3 billion and $1.1 billion at December 31, 2006 and 2005, and related credit card securitizations of $962 million and $730 million at December 31, 2006 and 2005, respectively.
(c)	Represents securitized credit card receivables. For a further discussion of credit card securitizations, see Card Services on pages 43–45 of this Annual Report.
(d)	The credit card lending–related commitments represent the total available credit to the Firm’s cardholders. The Firm has not experienced, and does not anticipate, that all of its cardholders will utilize their entire available lines of credit at the same time. The Firm can reduce or cancel a credit card commitment by providing the cardholder prior notice or, in some cases, without notice as permitted by law.
(e)	Includes nonperforming HFS loans of $116 million and $27 million at December 31, 2006 and 2005, respectively.
(f)	Excludes nonperforming assets related to (1) loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by U.S. government agencies and U.S. government-sponsored enterprises of $1.2 billion and $1.1 billion for December 31, 2006 and 2005, respectively, and (2) education loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program of $0.2 billion at December 31, 2006. These amounts for GNMA and education loans are excluded, as reimbursement is proceeding normally.
(g)	Net charge-off rates exclude average loans HFS of $16 billion for the years ended December 31, 2006 and 2005.

Total managed consumer loans as of December 31, 2006, were $366.3 billion, up from $339.6 billion at year-end 2005 reflecting growth in most consumer portfolios. Consumer lending-related commitments increased by 14%, to $747.5 billion at December 31, 2006, primarily reflecting growth in credit cards and home equity lines of credit. The following discussion relates to the specific loan and lending-related categories within the consumer portfolio.
Retail Financial Services:
Average RFS loan balances for 2006 were $203.9 billion. The net charge-off rate for retail loans in 2006 was 0.31%, which was flat compared with the prior year, reflecting stable credit trends in most consumer lending portfolios. New loans originated in 2006 primarily reflect high credit quality consistent with management’s focus on prime and near-prime credit market segmentation. The Firm regularly evaluates market conditions and the overall economic returns of new originations and makes an initial determination of whether to classify specific new originations as held-for-investment or held-for-sale. The Firm also periodically evaluates the overall economic returns of its held-for-investment loan portfolio under prevailing market conditions to determine whether to retain or sell loans in the portfolio. When it is determined that a loan that was previously classified as held-for-investment will be sold it is transferred into a held-for-sale account. Held-for-sale loans are accounted for at the lower of cost or fair value, with changes in value recorded in Noninterest revenue.

JPMorgan Chase & Co. / 2006 Annual Report	73

Management’s discussion and analysis
JPMorgan Chase & Co.

Home equity: Home equity loans at December 31, 2006, were $85.7 billion, an increase of $11.9 billion from year-end 2005. Growth in the portfolio reflected organic growth, as well as The Bank of New York transaction. The geographic distribution is well-diversified as shown in the table below.
Mortgage: Mortgage loans at December 31, 2006, were $59.7 billion. Mortgage receivables as of December 31, 2006, reflected an increase of $709 million from the prior year. Although the Firm provides mortgage loans to the full spectrum of credit borrowers, more than 75% of RFS’ mortgage loans on the balance sheet are to prime borrowers. In addition, the Firm sells or securitizes virtually all fixed-rate mortgage originations, as well as a portion of its adjustable rate originations. As a result, the portfolio of residential mortgage loans held-for-investment consists primarily of adjustable rate products. The geographic distribution is well-diversified as shown in the table below.

Consumer real estate loans by geographic location

Year ended December 31,	Home equity
(in billions, except ratios)	2006		2005

California	$12.9	15%	$10.5	14%
New York	12.2	14	10.2	14
Illinois	6.2	7	5.5	7
Texas	5.8	7	5.3	7
Arizona	5.4	6	4.5	6
Ohio	5.3	6	5.2	7
Florida	4.4	5	3.5	5
Michigan	3.8	4	3.7	5
New Jersey	3.5	4	2.6	4
Indiana	2.6	3	2.6	4
All other	23.6	29	20.3	27

Total	$85.7	100%	$73.9	100%

Year ended December 31,	Mortgage
(in billions, except ratios)	2006		2005

California	$14.5	24%	$13.8	23%
New York	8.9	15	9.2	16
Florida	7.1	12	6.8	12
New Jersey	2.6	4	2.6	4
Illinois	2.4	4	2.2	4
Texas	2.1	4	2.3	4
Virginia	1.5	3	1.7	3
Michigan	1.5	3	1.5	3
Arizona	1.5	3	1.2	2
Maryland	1.4	2	1.5	3
All other	16.2	26	16.2	26

Total	$59.7	100%	$59.0	100%

Auto loans and leases: As of December 31, 2006, Auto loans and leases decreased to $41.0 billion from $46.1 billion at year-end 2005. The decrease in outstanding loans was caused primarily by the de-emphasis of vehicle finance leasing, which comprised $1.7 billion of outstanding loans as of December 31, 2006, down from $4.3 billion in the prior year. The Auto loan portfolio reflects a high concentration of prime and near-prime quality credits.
All other loans: All other loans primarily include business banking loans (which are highly collateralized loans, often with personal loan guarantees), Education loans and community development loans. As of December 31, 2006, Other loans increased to $27.1 billion compared with $18.4 billion at year-end 2005. This increase is due primarily to an increase in education loans as a result of the acquisition of Collegiate Funding Services. Loan balances also increased in Business banking primarily as a result of The Bank of New York transaction.
Card Services
JPMorgan Chase analyzes its credit card portfolio on a managed basis, which includes credit card receivables on the consolidated balance sheet and those receivables sold to investors through securitization. Managed credit card receivables were $152.8 billion at December 31, 2006, an increase of $10.6 billion from year-end 2005, reflecting organic growth and acquisitions, partially offset by higher customer payment rates.
The managed credit card net charge-off rate decreased to 3.33% for 2006, from 5.21% in 2005. This decrease was due primarily to lower bankruptcy-related net charge-offs. The 30-day delinquency rates increased to 3.13% at December 31, 2006, from 2.79% at December 31, 2005, primarily driven by accelerated loss recognition of delinquent accounts in 2005, as a result of the 2005 bankruptcy reform legislation. The managed credit card portfolio continues to reflect a well-seasoned portfolio that has good U.S. geographic diversification.

74	JPMorgan Chase & Co. / 2006 Annual Report

ALLOWANCE FOR CREDIT LOSSES

JPMorgan Chase’s allowance for credit losses is intended to cover probable credit losses, including losses where the asset is not specifically identified or the size of the loss has not been fully determined. At least quarterly, the allowance for credit losses is reviewed by the Chief Risk Officer, the Chief Financial Officer and the Controller of the Firm, and discussed with the Risk Policy and Audit Committees of the Board of Directors of the Firm. The allowance is reviewed relative to the risk profile of the Firm’s credit portfolio and current economic conditions and is adjusted if, in management’s judgment, changes are warranted. The allowance includes an asset-specific com-
ponent and a formula-based component, the latter of which consists of a statistical calculation and adjustments to the statistical calculation. For further discussion of the components of the allowance for credit losses, see Critical accounting estimates used by the Firm on page 83 and Note 13 on pages 113–114 of this Annual Report. At December 31, 2006, management deemed the allowance for credit losses to be appropriate (i.e., sufficient to absorb losses that are inherent in the portfolio, including losses that are not specifically identified or for which the size of the loss has not yet been fully determined).

Summary of changes in the allowance for credit losses

Year ended December 31,	2006					2005
(in millions)	Wholesale		Consumer	Total		Wholesale	Consumer	Total

Loans:
Beginning balance at January 1,	$2,453		$4,637	$7,090		$3,098	$4,222	$7,320
Gross charge-offs	(186)		(3,698)	(3,884)		(255)	(4,614)	(4,869)
Gross recoveries	208		634	842		332	718	1,050

Net (charge-offs) recoveries	22		(3,064)	(3,042)		77	(3,896)	(3,819)
Provision for loan losses(a)	213		2,940	3,153		(716)	4,291	3,575
Other	23		55	78	(d)	(6)	20	14

Ending balance at December 31	$2,711	(b)	$4,568 (c)	$7,279		$2,453 (b)	$4,637 (c)	$7,090

Components:
Asset specific	$51		$—	$51		$203	$—	$203
Statistical component	1,757		3,398	5,155		1,629	3,422	5,051
Adjustment to statistical component	903		1,170	2,073		621	1,215	1,836

Total Allowance for loan losses	$2,711		$4,568	$7,279		$2,453	$4,637	$7,090

Lending-related commitments:
Beginning balance at January 1,	$385		$15	$400		$480	$12	$492
Provision for lending-related commitments	108		9	117		(95)	3	(92)
Other	6		1	7	(d)	—	—	—

Ending balance at December 31	$499		$25	$524		$385	$15	$400

Components:
Asset specific	$33		$—	$33		$60	$—	$60
Statistical component	466		25	491		325	15	340

Total allowance for lending-related commitments	$499		$25	$524		$385	$15	$400

(a)	2006 includes a $157 million release of Allowance for loan losses related to Hurricane Katrina. 2005 includes $400 million of allowance related to Hurricane Katrina.
(b)	The ratio of the wholesale allowance for loan losses to total wholesale loans was 1.68% and 1.85%, excluding wholesale HFS loans of $22.5 billion and $17.6 billion at December 31, 2006 and 2005, respectively.
(c)	The ratio of the consumer allowance for loan losses to total consumer loans was 1.71% and 1.84%, excluding consumer HFS loans of $32.7 billion and $16.6 billion at December 31, 2006 and 2005, respectively.
(d)	Primarily relates to loans acquired in The Bank of New York transaction in the fourth quarter of 2006.

JPMorgan Chase & Co. / 2006 Annual Report	75

Management’s discussion and analysis
JPMorgan Chase & Co.

The Allowance for credit losses increased by $313 million from December 31, 2005, primarily due to activity in the wholesale portfolio. New lending activity in IB and CB was offset partially by lower wholesale nonperforming loans. Additionally, there was a release of $157 million of Allowance for loan losses related to Hurricane Katrina in the consumer and wholesale portfolios.
Excluding held-for-sale loans, the Allowance for loan losses represented 1.70% of loans at December 31, 2006, compared with 1.84% at December 31, 2005. The wholesale component of the allowance increased to $2.7 billion as of December 31, 2006, from $2.5 billion at year-end 2005, due to loan growth in the IB and CB, including the acquisition of The Bank of New York loan portfolio. The consumer allowance decreased $69 million, which included a release of $98 million in CS, partially offset by a $29 million build in RFS. The Allowance release by CS was primarily the result of releasing the remaining Allowance for loan loss related to Hurricane Katrina established in
2005. Excluding the allowance release for Hurricane Katrina, CS’ Allowance for loan losses remained constant as improved credit quality offset the increase of $14.1 billion in loan receivables subject to the Allowance. The RFS build was primarily the result of loans acquired in The Bank of New York transaction.
To provide for the risk of loss inherent in the Firm’s process of extending credit, management also computes an asset-specific component and a formula-based component for wholesale lending-related commitments. These components are computed using a methodology similar to that used for the wholesale loan portfolio, modified for expected maturities and probabilities of drawdown. This allowance, which is reported in Other liabilities, was $524 million and $400 million at December 31, 2006 and 2005, respectively. The increase reflected increased lending-related commitments and updates to inputs used in the calculation.

Provision for credit losses
For a discussion of the reported Provision for credit losses, see page 29 of this Annual Report. The managed provision for credit losses includes credit card securitizations. For the year ended December 31, 2006, securitized credit card losses were lower compared with the prior-year periods, primarily as a result of lower bankruptcy-related charge-offs. At December 31, 2006, securitized credit card outstandings were $3.6 billion lower compared with the prior year end.

				Provision for
Year ended December 31,	Provision for loan losses			lending-related commitments			Total provision for credit losses(c)
(in millions)	2006	2005	2004 (b)	2006	2005	2004 (b)	2006 (a)	2005 (a)	2004 (b)

Investment Bank	$112	$(757)	$(525)	$79	$(81)	$(115)	$191	$(838)	$(640)
Commercial Banking	133	87	35	27	(14)	6	160	73	41
Treasury & Securities Services	(1)	(1)	7	—	1	—	(1)	—	7
Asset Management	(30)	(55)	(12)	2	(1)	(2)	(28)	(56)	(14)
Corporate	(1)	10	975	—	—	(227)	(1)	10	748

Total Wholesale	213	(716)	480	108	(95)	(338)	321	(811)	142
Retail Financial Services	552	721	450	9	3	(1)	561	724	449
Card Services	2,388	3,570	1,953	—	—	—	2,388	3,570	1,953

Total Consumer	2,940	4,291	2,403	9	3	(1)	2,949	4,294	2,402

Total provision for credit losses	3,153 (a)	3,575 (a)	2,883	117	(92)	(339)	3,270	3,483	2,544
Credit card securitization	2,210	3,776	2,898	—	—	—	2,210	3,776	2,898

Total managed provision for credit losses	$5,363	$7,351	$5,781	$117	$(92)	$(339)	$5,480	$7,259	$5,442

(a)	2006 includes a $157 million release of Allowance for loan losses related to Hurricane Katrina. 2005 includes $400 million of allowance related to Hurricane Katrina.
(b)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
(c)	The 2004 provision for loan losses includes an increase of approximately $1.4 billion as a result of the decertification of heritage Bank One seller’s interest in credit card securitizations, partially offset by a reduction of $357 million to conform provision methodologies. The 2004 provision for lending-related commitments reflects a reduction of $227 million to conform provision methodologies in the wholesale portfolio.

76	JPMorgan Chase & Co. / 2006 Annual Report

MARKET RISK MANAGEMENT

Market risk is the exposure to an adverse change in the market value of portfolios and financial instruments caused by a change in market prices or rates.
Market risk management
Market risk is identified, measured, monitored, and controlled by an independent corporate risk governance function. Market risk management seeks to facilitate efficient risk/return decisions, reduce volatility in operating performance and make the Firm’s market risk profile transparent to senior management, the Board of Directors and regulators. Market risk management is overseen by the Chief Risk Officer and performs the following primary functions:
•	Establishment of a comprehensive market risk policy framework
•	Independent measurement, monitoring and control of business segment market risk
•	Definition, approval and monitoring of limits
•	Performance of stress testing and qualitative risk assessments
The Firm’s business segments also have valuation teams whose functions are to provide independent oversight of the accuracy of the valuations of positions that expose the Firm to market risk. These valuation functions reside within the market risk management area and have a reporting line into Finance.
Risk identification and classification
The market risk management group works in partnership with the business segments to identify market risks throughout the Firm and to refine and monitor market risk policies and procedures. All business segments are responsible for comprehensive identification and verification of market risks within their units. Risk-taking businesses have functions that act independently from trading personnel and are responsible for verifying risk exposures that the business takes. In addition to providing independent oversight for market risk arising from the business segments, Market risk management also is responsible for identifying exposures which may not be large within individual business segments, but which may be large for the Firm in aggregate. Regular meetings are held between Market risk management and the heads of risk-taking businesses to discuss and decide on risk exposures in the context of the market environment and client flows.
Positions that expose the Firm to market risk can be classified into two categories: trading and nontrading risk. Trading risk includes positions that are held by the Firm as part of a business segment or unit whose main business strategy is to trade or make markets. Unrealized gains and losses in these positions are generally reported in Principal transactions revenue. Nontrading risk includes securities and other assets held for longer-term investment, mortgage servicing rights, and securities and derivatives used to manage the Firm’s asset/liability exposures. Unrealized gains and losses in these positions are generally not reported in Principal transactions revenue.
Trading risk
Fixed income risk (which includes interest rate risk and credit spread risk), foreign exchange, equities and commodities and other trading risks involve the potential decline in Net income or financial condition due to adverse changes in market rates, whether arising from client activities or proprietary positions taken by the Firm.
Nontrading risk
Nontrading risk arises from execution of the Firm’s core business strategies, the delivery of products and services to its customers, and the discretionary positions the Firm undertakes to risk-manage exposures.
These exposures can result from a variety of factors, including differences in the timing among the maturity or repricing of assets, liabilities and off–balance sheet instruments. Changes in the level and shape of market interest rate curves also may create interest rate risk, since the repricing characteristics of the Firm’s assets do not necessarily match those of its liabilities. The Firm also is exposed to basis risk, which is the difference in repricing characteristics of two floating-rate indices, such as the prime rate and 3-month LIBOR. In addition, some of the Firm’s products have embedded optionality that impact pricing and balances.
The Firm’s mortgage banking activities also give rise to complex interest rate risks. The interest rate exposure from the Firm’s mortgage banking activities is a result of changes in the level of interest rates, as well as option and basis risk. Option risk arises primarily from prepayment options embedded in mortgages and changes in the probability of newly originated mortgage commitments actually closing. Basis risk results from different relative movements between mortgage rates and other interest rates.
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
Value-at-risk
JPMorgan Chase’s primary statistical risk measure, VAR, estimates the potential loss from adverse market moves in an ordinary market environment and provides a consistent cross-business measure of risk profiles and levels of diversification. VAR is used for comparing risks across businesses, monitoring limits, one-off approvals, and as an input to economic capital calculations. VAR provides risk transparency in a normal trading environment. Each business day the Firm undertakes a comprehensive VAR calculation that includes both its trading and its nontrading risks. VAR for nontrading risk measures the amount of potential change in the fair values of the exposures related to these risks; however, for such risks, VAR is not a measure of reported revenue since nontrading activities are generally not marked to market through earnings.

JPMorgan Chase & Co. / 2006 Annual Report	77

Management’s discussion and analysis
JPMorgan Chase & Co.

To calculate VAR, the Firm uses historical simulation, which measures risk across instruments and portfolios in a consistent and comparable way. This approach assumes that historical changes in market values are representative of future changes. The simulation is based upon data for the previous twelve months. The Firm calculates VAR using a one-day time horizon and an expected tail-loss methodology, which approximates a 99% confidence level. This means the Firm would expect to incur losses greater than that predicted by VAR estimates only once in every 100 trading days, or about two to three times a year.

IB Trading and Credit Portfolio VAR
IB trading VAR by risk type and credit portfolio VAR

	2006						2005
As of or for the year ended	Average		Minimum		Maximum		Average		Minimum		Maximum		At December 31,
December 31, (in millions)	VAR		VAR		VAR		VAR		VAR		VAR		2006		2005

By risk type:
Fixed income	$56		$35		$94		$67		$37		$110		$44		$89
Foreign exchange	22		14		42		23		16		32		27		19
Equities	31		18		50		34		15		65		49		24
Commodities and other	45		22		128		21		7		50		41		34
Less: portfolio diversification	(70	)(c)	NM	(d)	NM	(d)	(59	)(c)	NM	(d)	NM	(d)	(62	)(c)	(63	)(c)

Trading VAR(a)	84		55		137		86		53		130		99		103
Credit portfolio VAR(b)	15		12		19		14		11		17		15		15
Less: portfolio diversification	(11	)(c)	NM	(d)	NM	(d)	(12	)(c)	NM	(d)	NM	(d)	(10	)(c)	(10	)(c)

Total trading and credit portfolio VAR	$88		$61		$138		$88		$57		$130		$104		$108

(a)	Trading VAR does not include VAR related to the MSR portfolio or VAR related to other corporate functions, such as Treasury and Private Equity. For a discussion of MSRs and the corporate functions, see pages 53–54 and Note 16 on pages 121–122 of this Annual Report, respectively. Trading VAR includes substantially all trading activities in IB; however, particular risk parameters of certain products are not fully captured, for example, correlation risk.
(b)	Includes VAR on derivative credit valuation adjustments, hedges of the credit valuation adjustment and mark-to-market hedges of the accrual loan portfolio, which are all reported in Principal trans- actions revenue. This VAR does not include the accrual loan portfolio, which is not marked to market.
(c)	Average and period-end VARs are less than the sum of the VARs of its market risk components, which is due to risk offsets resulting from portfolio diversification. The diversification effect reflects the fact that the risks are not perfectly correlated. The risk of a portfolio of positions is therefore usually less than the sum of the risks of the positions themselves.
(d)	Designated as not meaningful (“NM”) because the minimum and maximum may occur on different days for different risk components, and hence it is not meaningful to compute a portfolio diversification effect.

Investment Bank’s average Total Trading and Credit Portfolio VAR was $88 million for both 2006 and 2005. Commodities and other VAR increased due to continued expansion of the energy trading business, while Fixed income VAR decreased due to reduced risk positions, as well as to lower market volatility compared with 2005. These changes also led to an increase in portfolio diversification, as Average Trading VAR diversification increased to $70 million, or 45% of the sum of the components, during 2006; from $59 million, or 41% of the sum of the components, during 2005. In general, over the course of the year, VAR exposures can vary significantly as positions change, market volatility fluctuates and diversification benefits change.
VAR back-testing
To evaluate the soundness of its VAR model, the Firm conducts daily back-testing of VAR against daily IB market risk-related revenue, which is defined as the change in value of Principal transactions revenue less Private Equity gains/losses plus any trading-related net interest income, brokerage commissions, underwriting fees or other revenue. The following histogram illustrates the daily market risk-related gains and losses for IB trading businesses for the year ended December 31, 2006. The chart shows that IB posted market risk-related gains on 227 out of 260 days in this period, with 29 days exceeding $100 million. The inset graph looks at those days on which IB experienced losses and depicts the amount by which VAR exceeded the actual loss on each of those days. Losses were sustained on 33 days, with no loss greater than $100 million, and with no loss exceeding the VAR measure.

78	JPMorgan Chase & Co. / 2006 Annual Report

Loss advisories
Loss advisories are tools used to highlight to senior management trading losses above certain levels and are used to initiate discussion of remedies.
Economic value stress testing
While VAR reflects the risk of loss due to adverse changes in normal markets, stress testing captures the Firm’s exposure to unlikely but plausible events in abnormal markets. The Firm conducts economic-value stress tests for both its trading and its nontrading activities at least once a month using multiple scenarios that assume credit spreads widen significantly, equity prices decline and interest rates rise in the major currencies. Additional scenarios focus on the risks predominant in individual business segments and include scenarios that focus on the potential for adverse moves in complex portfolios. Periodically, scenarios are reviewed and updated to reflect changes in the Firm’s risk profile and economic events. Along with VAR, stress testing is important in measuring and controlling risk. Stress testing enhances the understanding of the Firm’s risk profile and loss potential, and stress losses are monitored against limits. Stress testing is also utilized in one-off approvals and cross-business risk measurement, as well as an input to economic capital allocation. Stress-test results, trends and explanations are provided each month to the Firm’s senior management and to the lines of business to help them better measure and manage risks and to understand event risk-sensitive positions.
Earnings-at-risk stress testing
The VAR and stress-test measures described above illustrate the total economic sensitivity of the Firm’s balance sheet to changes in market variables. The effect of interest rate exposure on reported Net income also is critical. Interest rate risk exposure in the Firm’s core nontrading business activities (i.e., asset/liability management positions) results from on– and off–balance sheet positions. The Firm conducts simulations of changes in NII from its nontrading activities under a variety of interest rate scenarios. Earnings-at-risk tests measure the potential change in the Firm’s Net interest income over the next 12 months and highlight exposures to various rate-sensitive factors, such as the rates themselves (e.g., the prime lending rate), pricing strategies on deposits, optionality and changes in product mix. The tests include forecasted balance sheet changes, such as asset sales and securitizations, as well as prepayment and reinvestment behavior.
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

JPMorgan Chase & Co. / 2006 Annual Report	79

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
JPMorgan Chase’s 12-month pretax earnings sensitivity profile as of December 31, 2006 and 2005, were as follows:

	Immediate change in rates
(in millions)	+200bp	+100bp	-100bp	-200bp

December 31, 2006	$(101)	$28	$(21)	$(182)
December 31, 2005	265	172	(162)	(559)

The primary change in earnings-at-risk from December 31, 2005, reflects a higher level of AFS securities and other repositioning. The Firm is exposed to both rising and falling rates. The Firm’s risk to rising rates is largely the result of increased funding costs. In contrast, the exposure to falling rates is the result of higher anticipated levels of loan and securities prepayments.
Risk identification for large exposures (“RIFLE”)
Individuals who manage risk positions, particularly those that are complex, are responsible for identifying potential losses that could arise from specific, unusual events, such as a potential tax change, and estimating the probabilities of losses arising from such events. This information is entered into the Firm’s RIFLE database. Trading management has access to RIFLE, thereby permitting the Firm to monitor further earnings vulnerability not adequately covered by standard risk measures.
Risk monitoring and control
Limits
Market risk is controlled primarily through a series of limits. Limits reflect the Firm’s risk appetite in the context of the market environment and business strategy. In setting limits, the Firm takes into consideration factors such as market volatility, product liquidity, business trends and management experience.
Market risk management regularly reviews and updates risk limits. Senior management, including the Firm’s Chief Executive Officer and Chief Risk Officer, is responsible for reviewing and approving risk limits at least once a year. Market risk management further controls the Firm’s exposure by specifically designating approved financial instruments and tenors, known as instrument authorities, for each business segment.
The Firm maintains different levels of limits. Corporate-level limits include VAR and stress. Similarly, line-of-business limits include VAR and stress limits and may be supplemented by loss advisories, nonstatistical measurements and instrument authorities. Businesses are responsible for adhering to established limits, against which exposures are monitored and reported. Limit breaches are reported in a timely manner to senior management, and the affected business segment is required either to reduce trading positions or consult with senior management on the appropriate action.
Qualitative review
The market risk management group also performs periodic reviews as necessary of both businesses and products with exposure to market risk in order to assess the ability of the businesses to control their market risk. Strategies, market conditions, product details and risk controls are reviewed, and specific recommendations for improvements are made to management.
Model review
Some of the Firm’s financial instruments cannot be valued based upon quoted market prices but are instead valued using pricing models. Such models are used for management of risk positions, such as reporting against limits, as well as for valuation. The Model Risk Group, independent of the businesses and market risk management, reviews the models the Firm uses and assesses model appropriateness and consistency. The model reviews consider a number of factors about the model’s suitability for valuation and risk management of a particular product, including whether it accurately reflects the characteristics of the transaction and its significant risks, the suitability and convergence properties of numerical algorithms, reliability of data sources, consistency of the treatment with models for similar products, and sensitivity to input parameters and assumptions that cannot be priced from the market.
Reviews are conducted of new or changed models, as well as previously accepted models, to assess whether there have been any changes in the product or market that may impact the model’s validity and whether there are theoretical or competitive developments that may require reassessment of the model’s adequacy. For a summary of valuations based upon models, see Critical Accounting Estimates used by the Firm on pages 83–85 of this Annual Report.
Risk reporting
Nonstatistical exposures, value-at-risk, loss advisories and limit excesses are reported daily for each trading and nontrading business. Market risk exposure trends, value-at-risk trends, profit and loss changes, and portfolio concentrations are reported weekly. Stress-test results are reported monthly to business and senior management.

80	JPMorgan Chase & Co. / 2006 Annual Report

PRIVATE EQUITY RISK MANAGEMENT

Risk management
The Firm makes direct principal investments in private equity. The illiquid nature and long-term holding period associated with these investments differentiates private equity risk from the risk of positions held in the trading portfolios. The Firm’s approach to managing private equity risk is consistent with the Firm’s general risk governance structure. Controls are in place establishing target levels for total and annual investment in order to control the overall size of the portfolio. Industry and geographic concentration limits are in place and intended to ensure diversification of the portfolio; and periodic reviews are performed on the portfolio to substantiate the valuations of the investments. The valuation function within Market risk management that reports into Finance is responsible for reviewing the accuracy of the carrying values of private equity investments held by Private Equity. At December 31, 2006, the carrying value of the private equity businesses was $6.1 billion, of which $587 million represented positions traded in the public market.

OPERATIONAL RISK MANAGEMENT

Operational risk is the risk of loss resulting from inadequate or failed processes or systems, human factors or external events.
Overview
Operational risk is inherent in each of the Firm’s businesses and support activities. Operational risk can manifest itself in various ways, including errors, fraudulent acts, business interruptions, inappropriate behavior of employees or vendors that do not perform in accordance with outsourcing arrangements. These events could result in financial losses and other damage to the Firm, including reputational harm.
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
The Firm’s operational risk framework is supported by Phoenix, an internally designed operational risk software tool. Phoenix integrates the individual components of the operational risk management framework into a unified, web-based tool. Phoenix enhances the capture, reporting and analysis of operational risk data by enabling risk identification, measurement, monitoring, reporting and analysis to be done in an integrated manner, thereby enabling efficiencies in the Firm’s monitoring and management of its operational risk.
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
All businesses utilize the Firm’s newly redesigned firmwide self-assessment process and supporting architecture as a dynamic risk management tool. The goal of the self-assessment process is for each business to identify the key operational risks specific to its environment and assess the degree to which it maintains appropriate controls. Action plans are developed for control issues identified, and businesses are held accountable for tracking and resolving these issues on a timely basis.
Risk monitoring
The Firm has a process for monitoring operational risk-event data, permitting analysis of errors and losses as well as trends. Such analysis, performed both at a line-of-business level and by risk-event type, enables identification of the causes associated with risk events faced by the businesses. Where available, the internal data can be supplemented with external data for comparative analysis with industry patterns. The data reported enables the Firm to back-test against self-assessment results. The Firm is a founding member of the Operational Risk Data Exchange, a not-for-profit industry association formed for the purpose of collecting operational loss data and sharing data in an anonymous form and benchmarking results back to members. Such information supplements the Firm’s ongoing operational risk analysis.
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

JPMorgan Chase & Co. / 2006 Annual Report	81

Management’s discussion and analysis
JPMorgan Chase & Co.

REPUTATION AND FIDUCIARY RISK MANAGEMENT

A firm’s success depends not only on its prudent management of the liquidity, credit, market and operational risks that are part of its business risks, but equally on the maintenance among many constituents – clients, investors, regulators, as well as the general public – of a reputation for business practices of the highest quality. Attention to reputation always has been a key aspect of the Firm’s practices, and maintenance of reputation is the responsibility of everyone at the Firm. JPMorgan Chase bolsters this individual responsibility in many ways, including through the Firm’s Code of Conduct, training, maintaining adherence to policies and procedures, and oversight functions that approve transactions. These oversight functions include a Conflicts Office, which examines wholesale transactions with the potential to create conflicts of interest for the Firm, and a Policy Review Office that reviews certain transactions with clients, especially complex derivatives and structured finance transactions that have the potential to affect adversely the Firm’s reputation.
Policy Review Office
The Policy Review Office is the most senior approval level for client transactions involving reputation risk issues. The mandate of the Policy Review Office is to opine on specific transactions brought by the Regional Reputation Risk Review Committees and consider changes in policies or practices relating to reputation risk. The head of the Policy Review Office consults with the Firm’s most senior executives on specific topics and provides regular updates. The Policy Review Office reinforces the Firm’s procedures for examining transactions in terms of appropriateness, ethical issues and reputation risk. It focuses on the purpose and effect of its transactions from the client’s point of view, with the goal that these transactions are not used to mislead investors or others.
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
Business units also are required to submit to regional Reputation Risk Review Committees proposed transactions that may give rise to heightened reputation risk. The committees may approve, reject or require further clarification on or changes to the transactions. The members of these committees are senior representatives of the business and support units in the region. The committees may escalate transaction review to the Policy Review Office.
Fiduciary risk management
The risk management committees within each line of business include in their mandate the oversight of the legal, reputational and, where appropriate, fiduciary risks in their businesses that may produce significant losses or reputational damage. The Fiduciary Risk Management function works with the relevant line-of-business risk committees with the goal of ensuring that businesses providing investment or risk management products or services that give rise to fiduciary duties to clients perform at the appropriate standard relative to their fiduciary relationship with a client. Of particular focus are the policies and practices that address a business’ responsibilities to a client, including client suitability determination, disclosure obligations and communications, and performance expectations with respect to risk management products or services being provided by the Firm, that give rise to such fiduciary duties. In this way, the relevant line-of-business risk committees, together with the Fiduciary Risk Management function, provide oversight of the Firm’s efforts to monitor, measure and control the risks that may arise in the delivery of the products or services to clients that give rise to such duties, as well as those stemming from any of the Firm’s fiduciary responsibilities to employees under the Firm’s various employee benefit plans.

82	JPMorgan Chase & Co. / 2006 Annual Report

CRITICAL ACCOUNTING ESTIMATES USED BY THE FIRM

JPMorgan Chase’s accounting policies and use of estimates are integral to understanding its reported results. The Firm’s most complex accounting estimates require management’s judgment to ascertain the valuation of assets and liabilities. The Firm has established detailed policies and control procedures intended to ensure that valuation methods, including any judgments made as part of such methods, are well-controlled, independently reviewed and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The Firm believes its estimates for determining the valuation of its assets and liabilities are appropriate. The following is a brief description of the Firm’s critical accounting estimates involving significant valuation judgments.
Allowance for credit losses
JPMorgan Chase’s allowance for credit losses covers the wholesale and consumer loan portfolios as well as the Firm’s portfolio of wholesale lending-related commitments. The Allowance for credit losses is intended to adjust the value of the Firm’s loan assets for probable credit losses as of the balance sheet date. For further discussion of the methodologies used in establishing the Firm’s Allowance for credit losses, see Note 13 on pages 113–114 of this Annual Report.
Wholesale loans and lending-related commitments
The methodology for calculating both the Allowance for loan losses and the Allowance for lending-related commitments involves significant judgment. First and foremost, it involves the early identification of credits that are deteriorating. Second, it involves judgment in establishing the inputs used to estimate the allowances. Third, it involves management judgment to evaluate certain macroeconomic factors, underwriting standards, and other relevant internal and external factors affecting the credit quality of the current portfolio and to refine loss factors to better reflect these conditions.
The Firm uses a risk rating system to determine the credit quality of its wholesale loans. Wholesale loans are reviewed for information affecting the obligor’s ability to fulfill its obligations. In assessing the risk rating of a particular loan, among the factors considered are the obligor’s debt capacity and financial flexibility, the level of the obligor’s earnings, the amount and sources for repayment, the level and nature of contingencies, management strength, and the industry and geography in which the obligor operates. These factors are based upon an evaluation of historical and current information, and involve subjective assessment and interpretation. Emphasizing one factor over another or considering additional factors could impact the risk rating assigned by the Firm to that loan.
The Firm applies its judgment to establish loss factors used in calculating the allowances. Wherever possible, the Firm uses independent, verifiable data or the Firm’s own historical loss experience in its models for estimating the allowances. Many factors can affect estimates of loss, including volatility of loss given default, probability of default and rating migrations. Consideration is given as to whether the loss estimates should be calculated as an average over the entire credit cycle or at a particular point in the credit cycle, as well as to which external data should be used and when they should be used. Choosing data that are not reflective of the Firm’s specific loan portfolio characteristics could also affect loss estimates. The application of different inputs would change the amount of the allowance for credit losses determined appropriate by the Firm.
Management also applies its judgment to adjust the loss factors derived, taking into consideration model imprecision, external factors and economic events that have occurred but are not yet reflected in the loss factors. The resultant adjustments to the statistical calculation on the performing portfolio are determined by creating estimated ranges using historical experience of both loss given default and probability of default. Factors related to concentrated and deteriorating industries also are incorporated where relevant. The estimated ranges and the determination of the appropriate point within the range are based upon management’s view of uncertainties that relate to current macroeconomic and political conditions, quality of underwriting standards and other relevant internal and external factors affecting the credit quality of the current portfolio. The adjustment to the statistical calculation for the wholesale loan portfolio for the period ended December 31, 2006, was $903 million based upon management’s assessment of current economic conditions.
Consumer loans
For scored loans in the consumer lines of business, loss is determined primarily by applying statistical loss factors and other risk indicators to pools of loans by asset type. These loss estimates are sensitive to changes in delinquency status, credit bureau scores, the realizable value of collateral and other risk factors.
Adjustments to the statistical calculation are accomplished in part by analyzing the historical loss experience for each major product segment. Management analyzes the range of credit loss experienced for each major portfolio segment, taking into account economic cycles, portfolio seasoning and underwriting criteria, and then formulates a range that incorporates relevant risk factors that impact overall credit performance. The recorded adjustment to the statistical calculation for the period ended December 31, 2006, was $1.2 billion based upon management’s assessment of current economic conditions.
Fair value of financial instruments, MSRs and commodities inventory
A portion of JPMorgan Chase’s assets and liabilities are carried at fair value, including trading assets and liabilities, AFS securities, private equity investments and mortgage servicing rights (“MSRs”). Held-for-sale loans and physical commodities are carried at the lower of fair value or cost. At December 31, 2006, approximately $526.8 billion of the Firm’s assets were recorded at fair value.
The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The majority of the Firm’s assets reported at fair value are based upon quoted market prices or upon internally developed models that utilize independently sourced market parameters, including interest rate yield curves, option volatilities and currency rates.
The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that are traded actively and have quoted market prices or parameters readily available, there is little-to-no subjectivity in determining fair value. When observable market prices and parameters do not exist, management judgment is necessary to estimate fair value. The valuation process takes into consideration

JPMorgan Chase & Co. / 2006 Annual Report	83

Management’s discussion and analysis
JPMorgan Chase & Co.

factors such as liquidity and concentration concerns and, for the derivatives portfolio, counterparty credit risk (For a discussion of CVA, see Derivative contracts on pages 69–72 of this Annual Report). For example, there is often limited market data to rely on when estimating the fair value of a large or aged position. Similarly, judgment must be applied in estimating prices for less readily observable external parameters. Finally, other factors such as model assumptions, market dislocations and unexpected correlations can affect estimates of fair value. Imprecision in estimating these factors can impact the amount of revenue or loss recorded for a particular position.
Trading and available-for-sale portfolios
The majority of the Firm’s securities held for trading and investment purposes (“long” positions) and securities that the Firm has sold to other parties but does not own (“short” positions) are valued based upon quoted market prices. However, certain securities are traded less actively and, therefore, are not always able to be valued based upon quoted market prices. The determination of their fair value requires management judgment, as this determination may require benchmarking to similar instruments or analyzing default and recovery rates. Examples include certain collateralized mortgage and debt obligations and high-yield debt securities.
As few derivative contracts are listed on an exchange, the majority of the Firm’s derivative positions are valued using internally developed models that use as their basis readily observable market parameters – that is, parameters that are actively quoted and can be validated to external sources, including industry-pricing services. Certain derivatives, however, are valued based upon models with significant unobservable market parameters – that is, parameters that must be estimated and are, therefore, subject to management judgment to substantiate the model valuation. These instruments are normally either traded less actively or trade activity is one way. Examples include long-dated interest rate or currency swaps, where swap rates may be unobservable for longer maturities, and certain credit products, where correlation and recovery rates are unobservable. Due to the lack of observable market data, the Firm defers the initial trading profit for these financial instruments. The deferred profit is recognized in Principal transactions revenue on a systematic basis (typically straight-line amortization over the life of the instruments) when observable market data becomes available. Management’s judgment includes recording fair value adjustments (i.e., reductions) to model valuations to account for parameter uncertainty when valuing complex or less actively traded derivative transactions. The following table summarizes the Firm’s trading and available-for-sale portfolios by valuation methodology at December 31, 2006:

	Trading assets		Trading liabilities
	Securities		Securities		AFS
December 31, 2006	purchased(a)	Derivatives(b)	sold(a)	Derivatives(b)	securities

Fair value based upon:
Quoted market prices	83%	3%	97%	3%	97%
Internal models with significant observable market parameters	13	96	3	95	3

Internal models with significant unobservable market parameters	4	1	—	2	—

Total	100%	100%	100%	100%	100%

(a)	Reflected as debt and equity instruments on the Firm’s Consolidated balance sheets.
(b)	Based upon gross mark-to-market valuations of the Firm’s derivatives portfolio prior to netting positions pursuant to FIN 39, as cross-product netting is not relevant to an analysis based upon valuation methodologies.

To ensure that the valuations are appropriate, the Firm has various controls in place. These include: an independent review and approval of valuation models; detailed review and explanation for profit and loss analyzed daily and over time; decomposing the model valuations for certain structured derivative instruments into their components and benchmarking valuations, where possible, to similar products; and validating valuation estimates through actual cash settlement. As markets and products develop and the pricing for certain derivative products becomes more transparent, the Firm continues to refine its valuation methodologies.
For further discussion of market risk management, including the model review process, see Market risk management on pages 77–80 of this Annual Report. For further details regarding the Firm’s valuation methodologies, see Note 31 on pages 135–137 of this Annual Report.
Loans held-for-sale
The fair value of loans in the held-for-sale portfolio generally is based upon observable market prices of similar instruments, including bonds, credit derivatives and loans with similar characteristics. If market prices are not available, fair value is based upon the estimated cash flows adjusted for credit risk that is discounted using an interest rate appropriate for the maturity of the applicable loans.
Commodities inventory
The majority of commodities inventory includes bullion and base metals where fair value is determined by reference to prices in highly active and liquid markets. The fair value of other commodities inventory is determined primarily using prices and data derived from the markets on which the underlying commodities are traded. Market prices used may be adjusted for liquidity.
Private equity investments
Valuation of private investments held primarily by the Private Equity business within Corporate requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets. Private equity investments are valued initially based upon cost. The carrying values of private equity investments are adjusted from cost to reflect both positive and negative changes evidenced by financing events with third-party capital providers. In addition, these investments are subject to ongoing impairment reviews by Private Equity’s senior investment professionals. A variety of factors are reviewed and monitored to assess impairment including, but not limited to, operating performance and future expectations of the particular portfolio investment, industry valuations of comparable public companies, changes in market outlook and the third-party financing environment over time.

84	JPMorgan Chase & Co. / 2006 Annual Report

For a discussion of the accounting for Private equity investments, see Note 4 on pages 98–99 of this Annual Report.
MSRs and certain other retained interests in securitizations
MSRs and certain other retained interests from securitization activities do not trade in an active, open market with readily observable prices. For example, sales of MSRs do occur, but the precise terms and conditions typically are not readily available. Accordingly, the Firm estimates the fair value of MSRs and certain other retained interests in securitizations using discounted future cash flow (DCF) models.
For MSRs, the Firm uses an option adjusted spread (“OAS”) valuation model in conjunction with the Firm’s proprietary prepayment model to project MSR cash flows over multiple interest rate scenarios, which are then discounted at risk-adjusted rates to estimate an expected fair value of the MSRs. The OAS model considers portfolio characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenues, costs to service and other economic factors.
For certain other retained interests in securitizations (such as interest-only strips), a single interest rate path DCF model is used and generally includes assumptions based upon projected finance charges related to the securitized assets, estimated net credit losses, prepayment assumptions, and contractual interest paid to third-party investors. Changes in the assumptions used may have a significant impact on the Firm’s valuation of retained interests.
For both MSRs and certain other retained interests in securitizations, the Firm compares its fair value estimates and assumptions to observable market data where available and to recent market activity and actual portfolio experience.
For further discussion of the most significant assumptions used to value retained interests in securitizations and MSRs, as well as the applicable stress tests for those assumptions, see Notes 14 and 16 on pages 114–118 and 121–122, respectively, of this Annual Report.
Goodwill impairment
Under SFAS 142, goodwill must be allocated to reporting units and tested for impairment. The Firm tests goodwill for impairment at least annually, and more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. Impairment testing is performed at the reporting-unit level (which is generally one level below the six major business segments identified in Note 33 on pages 139–141 of this Annual Report, plus Private Equity which is included in Corporate). The first part of the test is a comparison, at the reporting unit level, of the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value is less than the carrying value, then the second part of the test is needed to measure the amount of potential goodwill impairment. The implied fair value of the reporting unit goodwill is calculated and compared with the carrying amount of goodwill recorded in the Firm’s financial records. If the carrying value of reporting unit goodwill exceeds the implied fair value of that goodwill, then the Firm would recognize an impairment loss in the amount of the difference, which would be recorded as a charge against Net income.
The fair values of the reporting units are determined using discounted cash flow models based upon each reporting unit’s internal forecasts. In addition, analysis using market-based trading and transaction multiples, where available, are used to assess the reasonableness of the valuations derived from the discounted cash flow models.

ACCOUNTING AND REPORTING DEVELOPMENTS

Accounting for share-based payments
Effective January 1, 2006, the Firm adopted SFAS 123R and all related interpretations using the modified prospective transition method. SFAS 123R requires all share-based payments to employees, including employee stock options and stock-settled stock appreciation right (“SARs”), to be measured at their grant date fair values. For additional information related to SFAS 123R, see Note 8 on pages 105–107 of this Annual Report.
Accounting for certain hybrid financial instruments – an amendment of FASB Statements No. 133 and 140
In February 2006, the FASB issued SFAS 155, which applies to certain “hybrid financial instruments” which are defined as financial instruments that contain embedded derivatives. The new standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. It also permits an irrevocable election for fair value remeasurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS 133. The Firm adopted this standard effective January 1, 2006. For additional information related to SFAS 155, see Note 1 on page 95 of this Annual Report.
Accounting for servicing of financial assets
In March 2006, the FASB issued SFAS 156, which is effective as of the beginning of the first fiscal year beginning after September 15, 2006, with early adoption permitted. JPMorgan Chase elected to adopt the standard effective January 1, 2006. The standard permits an entity a one-time irrevocable election to adopt fair value accounting for a class of servicing assets. The Firm has defined MSRs as one class of servicing assets for this election. For additional information related to the Firm’s adoption of SFAS 156 with respect to MSRs, see Note 16 on pages 121–122 of this Annual Report.

JPMorgan Chase & Co. / 2006 Annual Report	85

Management’s discussion and analysis
JPMorgan Chase & Co.

Postretirement benefit plans
In September 2006, the FASB issued SFAS 158, which requires recognition in the Consolidated balance sheets of the overfunded or underfunded status of defined benefit postretirement plans, measured as the difference between the fair value of plan assets and the amount of the benefit obligation. The Firm adopted SFAS 158 on a prospective basis on December 31, 2006. SFAS 158 has no impact either on the measurement of the Firm’s plan assets or benefit obligations, or on how the Firm determines its net periodic benefit costs. For additional information related to SFAS 158, see Note 7 on pages 100–105 of this Annual Report.
Accounting for uncertainty in income taxes and changes in timing of cash flows related to income taxes generated by a leveraged lease
In July 2006, the FASB issued two pronouncements: FIN 48, which clarifies the accounting for uncertainty in income taxes recognized under SFAS 109, and the related FSP FAS 13-2. FIN 48 addresses the recognition and measurement of tax positions taken or expected to be taken, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FSP FAS 13-2 requires the recalculation of returns on leveraged leases if there is a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease. The Firm will apply FIN 48 to all of its income tax positions at the required effective date of January 1, 2007 under the transition provisions of the Interpretation. JPMorgan Chase currently estimates that the cumulative effect adjustment to implement FIN 48 will increase the January 1, 2007 balance of Retained earnings by approximately $400 million. However, the standard continues to be interpreted and the FASB is expected to issue additional guidance on FIN 48, which could affect this estimate. Accordingly, JPMorgan Chase will continue its assessment of the impact of FIN 48 on its financial condition and results of operations. The guidance in FSP FAS 13-2 will also be effective for the Firm on January 1, 2007. Implementation of FSP FAS 13-2 is expected to result in immaterial adjustments.
Fair value measurements
In September 2006, the FASB issued SFAS 157, which is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. The new standard provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. The standard also establishes a three-level hierarchy for fair value measurements based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. SFAS 157 nullifies the guidance in EITF 02-3 which required the deferral of profit at inception of a transaction involving a derivative financial instrument in the absence of observable data supporting the valuation technique. The standard also eliminates large position discounts for financial instruments quoted in active markets and requires consideration of nonperformance risk when valuing liabilities. Currently, the fair value of the Firm’s derivative payables does not incorporate a valuation adjustment to reflect JPMorgan Chase’s credit quality.
The Firm intends to early adopt SFAS 157 effective January 1, 2007, and expects to record a cumulative effect after-tax increase to retained earnings of approximately $250 million related to the release of profit previously deferred in accordance with EITF 02-3. In order to determine the amount of this transition adjustment and to confirm that the Firm’s valuation policies are consistent with exit price as prescribed by SFAS 157, the Firm reviewed its derivative valuations in consideration of all available evidence including recent transactions in the marketplace, indicative pricing services and the results of back-testing similar transaction types. In addition, the Firm expects to record adjustments to earnings related to the incorporation of the Firm’s nonperformance risk in the valuation of liabilities recorded at fair value and for private equity investments where there is significant market evidence to support an increase in value but there has been no third-party market transaction related to the capital structure of the investment. The application of SFAS 157 involves judgement and interpretation. The Firm continues to monitor and evaluate the developing interpretations.
Fair value option for financial assets and financial liabilities
In February 2007, the FASB issued SFAS 159, which is effective for the fiscal years beginning after November 15, 2007, with early adoption permitted. SFAS 159 provides an option for companies to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments. Under SFAS 159, fair value would be used for both the initial and subsequent measurement of the designated assets, liabilities and commitments, with the changes in value recognized in earnings. The Firm is reviewing the recently released standard and assessing what elections it may make as part of an early adoption effective January 1, 2007.

86	JPMorgan Chase & Co. / 2006 Annual Report

NON EXCHANGE-TRADED COMMODITY DERIVATIVE CONTRACTS AT FAIR VALUE

In the normal course of business, JPMorgan Chase trades nonexchange-traded commodity derivative contracts. To determine the fair value of these contracts, the Firm uses various fair value estimation techniques, which are primarily based upon internal models with significant observable market parameters. The Firm’s nonexchange-traded commodity derivative contracts are primarily energy-related contracts. The following table summarizes the changes in fair value for nonexchange-traded commodity derivative contracts for the year ended December 31, 2006:

For the year ended
December 31, 2006 (in millions)	Asset position	Liability position

Net fair value of contracts outstanding at January 1, 2006	$6,951	$5,324
Effect of legally enforceable master netting agreements	10,014	10,078

Gross fair value of contracts outstanding at January 1, 2006	16,965	15,402
Contracts realized or otherwise settled during the period	(12,417)	(12,206)
Fair value of new contracts	21,554	21,007
Changes in fair values attributable to changes in valuation techniques and assumptions	—	--
Other changes in fair value	(601)	(317)

Gross fair value of contracts outstanding at December 31, 2006	25,501	23,886
Effect of legally enforceable master netting agreements	(19,671)	(19,980)

Net fair value of contracts outstanding at December 31, 2006	$5,830	$3,906

The following table indicates the schedule of maturities of nonexchange-traded commodity derivative contracts at December 31, 2006:

December 31, 2006 (in millions)	Asset position	Liability position

Maturity less than 1 year	$10,897	$11,039
Maturity 1–3 years	10,784	9,666
Maturity 4–5 years	2,630	1,838
Maturity in excess of 5 years	1,190	1,343

Gross fair value of contracts outstanding at December 31, 2006	25,501	23,886
Effects of legally enforceable master netting agreements	(19,671)	(19,980)

Net fair value of contracts outstanding at December 31, 2006	$5,830	$3,906

JPMorgan Chase & Co. / 2006 Annual Report	87

Management’s report on internal control over financial reporting
JPMorgan Chase & Co.

Management of JPMorgan Chase & Co. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Firm’s principal executive and principal financial officers, or persons performing similar functions, and effected by JPMorgan Chase’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
Management has completed an assessment of the effectiveness of the Firm’s internal control over financial reporting as of December 31, 2006. In making the assessment, management used the framework in “Internal Control –Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.
Based upon the assessment performed, management concluded that as of December 31, 2006, JPMorgan Chase’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based upon management’s assessment, the Firm determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2006.
Management’s assessment of the effectiveness of the Firm’s internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, JPMorgan Chase’s independent registered public accounting firm, who also audited the Firm’s financial statements as of and for the year ended December 31, 2006, as stated in their report which is included herein.

James Dimon
Chairman and Chief Executive Officer

Michael J. Cavanagh
Executive Vice President and Chief Financial Officer
February 21, 2007

88	JPMorgan Chase & Co. / 2006 Annual Report

Report of independent registered public accounting firm
JPMorgan Chase & Co.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of JPMorgan Chase & Co.:

We have completed integrated audits of JPMorgan Chase & Co.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows present fairly, in all material respects, the financial position of JPMorgan Chase & Co. and its subsidiaries (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in the accompanying “Management’s report on internal control over financial reporting”, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
  February 21, 2007

JPMorgan Chase & Co. / 2006 Annual Report	89

Consolidated statements of income
JPMorgan Chase & Co.

Year ended December 31, (in millions, except per share data)	2006	2005	2004	(a)

Revenue
Investment banking fees	$5,520	$4,088	$3,536
Principal transactions	10,346	7,669	5,148
Lending & deposit related fees	3,468	3,389	2,672
Asset management, administration and commissions	11,725	9,891	7,682
Securities gains (losses)	(543)	(1,336)	338
Mortgage fees and related income	591	1,054	803
Credit card income	6,913	6,754	4,840
Other income	2,175	2,684	826

Noninterest revenue	40,195	34,193	25,845

Interest income	59,107	45,075	30,460
Interest expense	37,865	25,520	13,933

Net interest income	21,242	19,555	16,527

Total net revenue	61,437	53,748	42,372

Provision for credit losses	3,270	3,483	2,544

Noninterest expense
Compensation expense	21,191	18,065	14,291
Occupancy expense	2,335	2,269	2,058
Technology, communications and equipment expense	3,653	3,602	3,687
Professional & outside services	3,888	4,162	3,788
Marketing	2,209	1,917	1,335
Other expense	3,272	6,199	6,537
Amortization of intangibles	1,428	1,490	911
Merger costs	305	722	1,365

Total noninterest expense	38,281	38,426	33,972

Income from continuing operations before income tax expense	19,886	11,839	5,856
Income tax expense	6,237	3,585	1,596

Income from continuing operations	13,649	8,254	4,260
Income from discontinued operations	795	229	206

Net income	$14,444	$8,483	$4,466

Net income applicable to common stock	$14,440	$8,470	$4,414

Per common share data
Basic earnings per share
Income from continuing operations	$3.93	$2.36	$1.51
Net income	4.16	2.43	1.59

Diluted earnings per share
Income from continuing operations	3.82	2.32	1.48
Net income	4.04	2.38	1.55

Average basic shares	3,470	3,492	2,780
Average diluted shares	3,574	3,557	2,851

Cash dividends per common share	$1.36	$1.36	$1.36

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
The Notes to consolidated financial statements are an integral part of these statements.

90	JPMorgan Chase & Co. / 2006 Annual Report

Consolidated balance sheets
JPMorgan Chase & Co.

December 31, (in millions, except share data)	2006	2005

Assets
Cash and due from banks	$40,412	$36,670
Deposits with banks	13,547	21,661
Federal funds sold and securities purchased under resale agreements	140,524	133,981
Securities borrowed	73,688	74,604
Trading assets (including assets pledged of $82,474 at December 31, 2006, and $79,657 at December 31, 2005)	365,738	298,377
Securities:
Available-for-sale (including assets pledged of $39,571 at December 31, 2006, and $17,614 at December 31, 2005)	91,917	47,523
Held-to-maturity (fair value: $60 at December 31, 2006, and $80 at December 31, 2005)	58	77
Interests in purchased receivables	—	29,740

Loans	483,127	419,148
Allowance for loan losses	(7,279)	(7,090)

Loans, net of Allowance for loan losses	475,848	412,058

Private equity investments	6,359	6,374
Accrued interest and accounts receivable	22,891	22,421
Premises and equipment	8,735	9,081
Goodwill	45,186	43,621
Other intangible assets:
Mortgage servicing rights	7,546	6,452
Purchased credit card relationships	2,935	3,275
All other intangibles	4,371	4,832
Other assets	51,765	48,195

Total assets	$1,351,520	$1,198,942

Liabilities
Deposits:
U.S. offices:
Noninterest-bearing	$132,781	$135,599
Interest-bearing	337,812	287,774
Non-U.S. offices:
Noninterest-bearing	7,662	7,476
Interest-bearing	160,533	124,142

Total deposits	638,788	554,991
Federal funds purchased and securities sold under repurchase agreements	162,173	125,925
Commercial paper	18,849	13,863
Other borrowed funds	18,053	10,479
Trading liabilities	147,957	145,930
Accounts payable, accrued expenses and other liabilities (including the Allowance for lending-related commitments of $524 at December 31, 2006, and $400 at December 31, 2005)	88,096	78,460
Beneficial interests issued by consolidated variable interest entities	16,184	42,197
Long-term debt (including structured notes accounted for at fair value of $25,370 at December 31, 2006)	133,421	108,357
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	12,209	11,529

Total liabilities	1,235,730	1,091,731

Commitments and contingencies (see Note 27 on pages 130–131 of this Annual Report)

Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares at December 31, 2006 and 2005; issued 0 shares and 280,433 shares at December 31, 2006 and 2005, respectively)	—	139
Common stock ($1 par value; authorized 9,000,000,000 shares at December 31, 2006 and 2005; issued 3,657,786,282 shares and 3,618,189,597 shares at December 31, 2006 and 2005, respectively)	3,658	3,618
Capital surplus	77,807	74,994
Retained earnings	43,600	33,848
Accumulated other comprehensive income (loss)	(1,557)	(626)
Treasury stock, at cost (196,102,381 shares and 131,500,350 shares at December 31, 2006 and 2005, respectively)	(7,718)	(4,762)

Total stockholders’ equity	115,790	107,211

Total liabilities and stockholders’ equity	$1,351,520	$1,198,942

The Notes to consolidated financial statements are an integral part of these statements.

JPMorgan Chase & Co. / 2006 Annual Report	91

Consolidated statements of changes in stockholders’ equity and comprehensive income
JPMorgan Chase & Co.

Year ended December 31, (in millions, except per share data)	2006	2005	2004 (a)

Preferred stock
Balance at beginning of year	$139	$339	$1,009
Redemption of preferred stock	(139)	(200)	(670)

Balance at end of year	—	139	339

Common stock
Balance at beginning of year	3,618	3,585	2,044
Issuance of common stock	40	33	72
Issuance of common stock for purchase accounting acquisitions	—	—	1,469

Balance at end of year	3,658	3,618	3,585

Capital surplus
Balance at beginning of year	74,994	72,801	13,512
Issuance of common stock and options for purchase accounting acquisitions	—	—	55,867
Shares issued and commitments to issue common stock for employee stock-based compensation awards and related tax effects	2,813	2,193	3,422

Balance at end of year	77,807	74,994	72,801

Retained earnings
Balance at beginning of year	33,848	30,209	29,681
Cumulative effect of change in accounting principles	172	—	—

Balance at beginning of year, adjusted	34,020	30,209	29,681
Net income	14,444	8,483	4,466
Cash dividends declared:
Preferred stock	(4)	(13)	(52)
Common stock ($1.36 per share each year)	(4,860)	(4,831)	(3,886)

Balance at end of year	43,600	33,848	30,209

Accumulated other comprehensive income (loss)
Balance at beginning of year	(626)	(208)	(30)
Other comprehensive income (loss)	171	(418)	(178)
Adjustment to initially apply SFAS 158	(1,102)	—	—

Balance at end of year	(1,557)	(626)	(208)

Treasury stock, at cost
Balance at beginning of year	(4,762)	(1,073)	(62)
Purchase of treasury stock	(3,938)	(3,412)	(738)
Reissuance from treasury stock	1,334	—	—
Share repurchases related to employee stock-based compensation awards	(352)	(277)	(273)

Balance at end of year	(7,718)	(4,762)	(1,073)

Total stockholders’ equity	$115,790	$107,211	$105,653

Comprehensive income
Net income	$14,444	$8,483	$4,466
Other comprehensive income (loss)	171	(418)	(178)

Comprehensive income	$14,615	$8,065	$4,288

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
The Notes to consolidated financial statements are an integral part of these statements.

92	JPMorgan Chase & Co. / 2006 Annual Report

Consolidated statements of cash flows
JPMorgan Chase & Co.

Year ended December 31, (in millions)	2006	2005	2004 (a)

Operating activities

Net income	$14,444	$8,483	$4,466
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	3,270	3,483	2,544
Depreciation and amortization	2,149	2,828	2,924
Amortization of intangibles	1,428	1,490	911
Deferred tax benefit	(1,810)	(1,791)	(827)
Investment securities (gains) losses	543	1,336	(338)
Private equity unrealized (gains) losses	(404)	55	(766)
Gains on disposition of businesses	(1,136)	(1,254)	(17)
Stock based compensation	2,368	1,563	1,296
Originations and purchases of loans held-for-sale	(178,355)	(108,611)	(89,315)
Proceeds from sales and securitizations of loans held-for-sale	170,874	102,602	95,973
Net change in:
Trading assets	(61,664)	(3,845)	(48,703)
Securities borrowed	916	(27,290)	(4,816)
Accrued interest and accounts receivable	(1,170)	(1,934)	(2,391)
Other assets	(7,208)	(9)	(17,588)
Trading liabilities	(4,521)	(12,578)	29,764
Accounts payable, accrued expenses and other liabilities	7,815	5,532	13,277
Other operating adjustments	2,882	(296)	(1,541)

Net cash used in operating activities	(49,579)	(30,236)	(15,147)

Investing activities
Net change in:
Deposits with banks	8,168	104	(4,196)
Federal funds sold and securities purchased under resale agreements	(6,939)	(32,469)	(13,101)
Held-to-maturity securities:
Proceeds	19	33	66
Available-for-sale securities:
Proceeds from maturities	24,909	31,053	45,197
Proceeds from sales	123,750	82,902	134,534
Purchases	(201,530)	(81,749)	(173,745)
Proceeds from sales and securitizations of loans held-for-investment	20,809	23,861	12,854
Originations and other changes in loans, net	(70,837)	(40,436)	(47,726)
Net cash received (used) in business dispositions or acquisitions	185	(1,039)	13,864
All other investing activities, net	1,839	4,796	2,519

Net cash used in investing activities	(99,627)	(12,944)	(29,734)

Financing activities
Net change in:
Deposits	82,105	31,415	52,082
Federal funds purchased and securities sold under repurchase agreements	36,248	(1,862)	7,065
Commercial paper and other borrowed funds	12,657	2,618	(4,343)
Proceeds from the issuance of long-term debt and capital debt securities	56,721	43,721	25,344
Repayments of long-term debt and capital debt securities	(34,267)	(26,883)	(16,039)
Net proceeds from the issuance of stock and stock-related awards	1,659	682	848
Excess tax benefits related to stock-based compensation	302	—	—
Redemption of preferred stock	(139)	(200)	(670)
Treasury stock purchased	(3,938)	(3,412)	(738)
Cash dividends paid	(4,846)	(4,878)	(3,927)
All other financing activities, net	6,247	3,868	(26)

Net cash provided by financing activities	152,749	45,069	59,596

Effect of exchange rate changes on cash and due from banks	199	(387)	185

Net increase in cash and due from banks	3,742	1,502	14,900
Cash and due from banks at the beginning of the year	36,670	35,168	20,268

Cash and due from banks at the end of the year	$40,412	$36,670	$35,168

Cash interest paid	$36,415	$24,583	$13,384
Cash income taxes paid	$5,563	$4,758	$1,477

Note:	In 2006, the Firm exchanged selected corporate trust businesses for The Bank of New York’s consumer, business banking and middle-market banking businesses. The fair values of the noncash assets exchanged was $2.15 billion. In 2004, the fair values of noncash assets acquired and liabilities assumed in the merger with Bank One were $320.9 billion and $277.0 billion, respectively, and approximately 1,469 million shares of common stock, valued at approximately $57.3 billion, were issued in connection with the merger with Bank One.

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
The Notes to consolidated financial statements are an integral part of these statements.

JPMorgan Chase & Co. / 2006 Annual Report	93

Notes to consolidated financial statements
JPMorgan Chase & Co.
Note 1 – Basis of presentation
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States, with operations worldwide. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing, asset management and private equity. For a discussion of the Firm’s business segment information, see Note 33 on pages 139–141 of this Annual Report.
The accounting and financial reporting policies of JPMorgan Chase and its subsidiaries conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities.
Certain amounts in the prior periods have been reclassified to conform to the current presentation.
Consolidation
The consolidated financial statements include the accounts of JPMorgan Chase and other entities in which the Firm has a controlling financial interest. All material intercompany balances and transactions have been eliminated.
The most usual condition for a controlling financial interest is the ownership of a majority of the voting interests of the entity. However, a controlling financial interest also may be deemed to exist with respect to entities, such as special purpose entities (“SPEs”), through arrangements that do not involve controlling voting interests.
SPEs are an important part of the financial markets, providing market liquidity by facilitating investors’ access to specific portfolios of assets and risks. For example, they are critical to the functioning of the mortgage- and asset-backed securities and commercial paper markets. SPEs may be organized as trusts, partnerships or corporations and are typically set up for a single, discrete purpose. SPEs are not typically operating entities and usually have a limited life and no employees. The basic SPE structure involves a company selling assets to the SPE. The SPE funds the purchase of those assets by issuing securities to investors. The legal documents that govern the transaction describe how the cash earned on the assets must be allocated to the SPE’s investors and other parties that have rights to those cash flows. SPEs can be structured to be bankruptcy-remote, thereby insulating investors from the impact of the creditors of other entities, including the seller of the assets.
There are two different accounting frameworks applicable to SPEs: the qualifying SPE (“QSPE”) framework under SFAS 140; and the variable interest entity (“VIE”) framework under FIN 46R. The applicable framework depends on the nature of the entity and the Firm’s relation to that entity. The QSPE framework is applicable when an entity transfers (sells) financial assets to an SPE meeting certain criteria defined in SFAS 140. These criteria are designed to ensure that the activities of the entity are essentially predetermined at the inception of the vehicle and that the transferor of the financial assets cannot exercise control over the entity and the assets therein. Entities meeting these criteria are not consolidated by the transferor or other counterparties, as long as they do not have the unilateral ability to liquidate or to cause the entity no longer to meet the QSPE criteria. The Firm primarily follows the QSPE model for securitizations of its residential and commercial mortgages, credit card loans and automobile loans. For further details, see Note 14 on pages 114–118 of this Annual Report.
When the SPE does not meet the QSPE criteria, consolidation is assessed pursuant to FIN 46R. Under FIN 46R, a VIE is defined as an entity that: (1) lacks enough equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties; (2) has equity owners that lack the right to make significant decisions affecting the entity’s operations; and/or (3) has equity owners that do not have an obligation to absorb the entity’s losses or the right to receive the entity’s returns.
FIN 46R requires a variable interest holder (i.e., a counterparty to a VIE) to consolidate the VIE if that party will absorb a majority of the expected losses of the VIE, receive the majority of the expected residual returns of the VIE, or both. This party is considered the primary beneficiary. In making this determination, the Firm thoroughly evaluates the VIE’s design, capital structure and relationships among variable interest holders. When the primary beneficiary cannot be identified through a qualitative analysis, the Firm performs a quantitative analysis, which computes and allocates expected losses or residual returns to variable interest holders. The allocation of expected cash flows in this analysis is based upon the relative contractual rights and preferences of each interest holder in the VIE’s capital structure. For further details, see Note 15 on pages 118–120 of this Annual Report.
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
For a discussion of the accounting for private equity investments, see Note 4 on pages 98–99 of this Annual Report.
Assets held for clients in an agency or fiduciary capacity by the Firm are not assets of JPMorgan Chase and are not included in the Consolidated balance sheets.
Use of estimates in the preparation of consolidated financial statements
The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, of revenue and expenses, and of disclosures of contingent assets and liabilities. Actual results could be different from these estimates. For discussion of critical accounting estimates used by the Firm, see pages 83–85 of this Annual Report.
Foreign currency translation
JPMorgan Chase revalues assets, liabilities, revenues and expenses denominated in foreign (i.e., non-U.S.) currencies into U.S. dollars using applicable exchange rates.
Gains and losses relating to translating functional currency financial statements for U.S. reporting are included in Other comprehensive income (loss) within Stockholders’ equity. Gains and losses relating to nonfunctional currency transactions, including non-U.S. operations where the functional currency is the U.S. dollar, are reported in the Consolidated statements of income.
Statements of cash flows
For JPMorgan Chase’s Consolidated statements of cash flows, cash is defined as those amounts included in Cash and due from banks.

94	JPMorgan Chase & Co. / 2006 Annual Report

Accounting for certain hybrid financial instruments
SFAS 155 applies to certain “hybrid financial instruments” which are financial instruments that contain embedded derivatives. The standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. SFAS 155 also permits an irrevocable election for fair value measurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS 133. The fair value election can be applied to existing instruments on an instrument-by-instrument basis at the date of adoption and can be applied to new instruments on a prospective basis.
The Firm adopted SFAS 155 effective January 1, 2006. The Firm has elected to fair value all instruments issued, acquired or modified after December 31, 2005, that are required to be bifurcated under SFAS 133, as amended by SFAS 138, SFAS 149 and SFAS 155. In addition, the Firm elected to fair value certain structured notes existing as of December 31, 2005, resulting in a $22 million cumulative effect increase to Retained earnings. The cumulative effect adjustment includes gross unrealized gains of $29 million and gross unrealized losses of $7 million.
The substantial majority of the structured notes to which the fair-value election has been applied are classified in Long-term debt on the Consolidated balance sheets. The change in fair value associated with structured notes is classified within Principal transactions revenue on the Consolidated statements of income. For a discussion of Principal transactions and Long-term debt, see Notes 4 and 19 on pages 98–99 and 124–125, respectively, of this Annual Report.
Significant accounting policies
The following table identifies JPMorgan Chase’s other significant accounting policies and the Note and page where a detailed description of each policy can be found:

Business changes and developments	Note	2	Page	95
Principal transactions activities	Note	4	Page	98
Other noninterest revenue	Note	5	Page	99
Pension and other postretirement employee benefit plans	Note	7	Page	100
Employee stock-based incentives	Note	8	Page	105
Noninterest expense	Note	9	Page	108
Securities	Note	10	Page	108
Securities financing activities	Note	11	Page	111
Loans	Note	12	Page	112
Allowance for credit losses	Note	13	Page	113
Loan securitizations	Note	14	Page	114
Variable interest entities	Note	15	Page	118
Goodwill and other intangible assets	Note	16	Page	121
Premises and equipment	Note	17	Page	123
Income taxes	Note	24	Page	128
Accounting for derivative instruments and hedging activities	Note	28	Page	131
Off–balance sheet lending-related financial instruments and guarantees	Note	29	Page	132
Fair value of financial instruments	Note	31	Page	135

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
As part of the Merger, certain accounting policies and practices were conformed, which resulted in $976 million of charges in 2004. The significant components of the conformity charges were a $1.4 billion charge related to the decertification of the seller’s interest in credit card securitizations, and the benefit of a $584 million reduction in the allowance for credit losses as a result of conforming the wholesale and consumer credit provision methodologies.

JPMorgan Chase & Co. / 2006 Annual Report	95

Notes to consolidated financial statements
JPMorgan Chase & Co.

The final purchase price of the Merger was allocated to the assets acquired and liabilities assumed using their fair values as of the Merger date. The computation of the purchase price and the allocation of the purchase price to the net assets of Bank One – based upon their respective fair values as of July 1, 2004 – and the resulting goodwill are presented below.

(in millions, except per share amounts)	July 1, 2004

Purchase price
Bank One common stock exchanged	1,113
Exchange ratio	1.32

JPMorgan Chase common stock issued	1,469
Average purchase price per JPMorgan Chase common share(a)	$39.02

		$57,336
Fair value of employee stock awards and direct acquisition costs		1,210

Total purchase price		58,546

Net assets acquired:
Bank One stockholders’ equity	$24,156
Bank One goodwill and other intangible assets	(2,754)

Subtotal	21,402

Adjustments to reflect assets acquired at fair value:
Loans and leases	(2,261)
Private equity investments	(72)
Identified intangible assets	8,665
Pension plan assets	(778)
Premises and equipment	(417)
Other assets	(267)

Amounts to reflect liabilities assumed at fair value:
Deposits	(373)
Deferred income taxes	932
Other postretirement benefit plan liabilities	(49)
Other liabilities	(1,162)
Long-term debt	(1,234)

		24,386

Goodwill resulting from Merger(b)		$34,160

(a)	The value of the Firm’s common stock exchanged with Bank One shareholders was based upon the average closing prices of the Firm’s common stock for the two days prior to, and the two days following, the announcement of the Merger on January 14, 2004.
(b)	Goodwill resulting from the Merger reflects adjustments of the allocation of the purchase price to the net assets acquired through June 30, 2005.
Condensed statement of net assets acquired
The following condensed statement of net assets acquired reflects the fair value of Bank One net assets as of July 1, 2004.

(in millions)	July 1, 2004

Assets
Cash and cash equivalents	$14,669
Securities	70,512
Interests in purchased receivables	30,184
Loans, net of allowance for loan losses	129,650
Goodwill and other intangible assets	42,825
All other assets	47,739

Total assets	$335,579

Liabilities
Deposits	$164,848
Short-term borrowings	9,811
All other liabilities	61,494
Long-term debt	40,880

Total liabilities	277,033

Net assets acquired	$58,546

Acquired, identified intangible assets
Components of the fair value of acquired, identified intangible assets as of July 1, 2004, were as follows:

	Fair value	Weighted-average	Useful life
	(in millions)	life (in years)	(in years)

Core deposit intangibles	$3,650	5.1	Up to 10
Purchased credit card relationships	3,340	4.6	Up to 10
Other credit card–related intangibles	295	4.6	Up to 10
Other customer relationship intangibles	870	4.6–10.5	Up to 20

Subtotal	8,155	5.1	Up to 20
Indefinite-lived asset management intangibles	510	NA	NA

Total	$8,665

Unaudited pro forma condensed combined financial information
The following unaudited pro forma condensed combined financial information presents the results of operations of the Firm had the Merger taken place at January 1, 2004.

Year ended December 31, (in millions, except per share data)	2004

Noninterest revenue	$30,684
Net interest income	21,132

Total net revenue	51,816
Provision for credit losses	2,727
Noninterest expense	40,117

Income from continuing operations before income tax expense	8,972
Income from continuing operations	6,338
Income from discontinued operations	206

Net income	$6,544

Net income per common share:
Basic
Income from continuing operations	$1.79
Net income	1.85
Diluted
Income from continuing operations	1.75
Net income	1.81
Average common shares outstanding:
Basic	3,510
Diluted	3,593

Other business events
Acquisition of the consumer, business banking and middle-market banking businesses of The Bank of New York in exchange for selected corporate trust businesses, including trustee, paying agent, loan agency and document management services
On October 1, 2006, JPMorgan Chase completed the acquisition of The Bank of New York Company, Inc.’s (“The Bank of New York”) consumer, business banking and middle-market banking businesses in exchange for selected corporate trust businesses plus a cash payment of $150 million. This acquisition added 339 branches and more than 400 ATMs, and it significantly strengthens Retail Financial Services’ distribution network in the New York Tri-state area. The Bank of New York businesses acquired were valued at a premium of $2.3 billion; the Firm’s corporate trust businesses that were transferred (i.e., trustee, paying agent, loan agency and document management services) were valued at a premium of $2.2 billion. The Firm also may make a future payment to The Bank of New York of up to $50 million depending on certain new account openings. This transaction included the acquisition of approximately $7.7 billion in loans net of Allowance for loan losses and $12.9 billion in deposits from The Bank of New York. The Firm also recognized core deposit

96	JPMorgan Chase & Co. / 2006 Annual Report

intangibles of $485 million which will be amortized using an accelerated method over a 10 year period. JPMorgan Chase recorded an after-tax gain of $622 million related to this transaction in the fourth quarter of 2006.
JPMorgan Partners management
On August 1, 2006, the buyout and growth equity professionals of JPMorgan Partners (“JPMP”) formed an independent firm, CCMP Capital, LLC (“CCMP”), and the venture professionals separately formed an independent firm, Panorama Capital, LLC (“Panorama”). The investment professionals of CCMP and Panorama continue to manage the former JPMP investments pursuant to a management agreement with the Firm.
Sale of insurance underwriting business
On July 1, 2006, JPMorgan Chase completed the sale of its life insurance and annuity underwriting businesses to Protective Life Corporation for cash proceeds of approximately $1.2 billion, consisting of $900 million of cash received from Protective Life Corporation and approximately $300 million of preclosing dividends received from the entities sold. The after-tax impact of this transaction was negligible. The sale included both the heritage Chase insurance business and the insurance business that Bank One had bought from Zurich Insurance in 2003.
Acquisition of private-label credit card portfolio from Kohl’s Corporation
On April 21, 2006, JPMorgan Chase completed the acquisition of $1.6 billion of private-label credit card receivables and approximately 21 million accounts from Kohl’s Corporation (“Kohl’s”). JPMorgan Chase and Kohl’s have also entered into an agreement under which JPMorgan Chase will offer private-label credit cards to both new and existing Kohl’s customers.
Collegiate Funding Services
On March 1, 2006, JPMorgan Chase acquired, for approximately $663 million, Collegiate Funding Services, a leader in education loan servicing and consolidation. This acquisition included $6 billion of education loans and will enable the Firm to create a comprehensive education finance business.
BrownCo
On November 30, 2005, JPMorgan Chase sold BrownCo, an on-line deep-discount brokerage business, to E*TRADE Financial for a cash purchase price of $1.6 billion. JPMorgan Chase recognized an after-tax gain of $752 million on the sale. BrownCo’s results of operations were reported in the Asset Management business segment; however, the gain on the sale, which was recorded in Other income in the Consolidated statements of income, was reported in the Corporate business segment.
Sears Canada credit card business
On November 15, 2005, JPMorgan Chase purchased Sears Canada Inc.’s credit card operation, including both private-label card accounts and co-branded Sears MasterCard® accounts, aggregating approximately 10 million accounts with $2.2 billion (CAD$2.5 billion) in managed loans. Sears Canada and JPMorgan Chase entered into an ongoing arrangement under which JPMorgan Chase will offer private-label and co-branded credit cards to both new and existing customers of Sears Canada.
Chase Merchant Services, Paymentech integration
On October 5, 2005, JPMorgan Chase and First Data Corp. completed the integration of the companies’ jointly owned Chase Merchant Services and Paymentech merchant businesses, to be operated under the name Chase Paymentech Solutions, LLC. The joint venture is the largest financial transaction processor in the U.S. for businesses accepting credit card payments via traditional point of sale, Internet, catalog and recurring billing. As a result of the integration into a joint venture, Paymentech has been deconsolidated and JPMorgan Chase’s ownership interest in this joint venture is accounted for in accordance with the equity method of accounting.
Cazenove
On February 28, 2005, JPMorgan Chase and Cazenove Group plc (“Cazenove”) formed a business partnership which combined Cazenove’s investment banking business and JPMorgan Chase’s U.K.-based investment banking business in order to provide investment banking services in the United Kingdom and Ireland. The new company is called JPMorgan Cazenove Holdings.
Other acquisitions
During 2004, JPMorgan Chase purchased the Electronic Financial Services (“EFS”) business from Citigroup and acquired a majority interest in hedge fund manager Highbridge Capital Management, LLC (“Highbridge”).
Note 3 – Discontinued operations
The transfer of selected corporate trust businesses to The Bank of New York (see Note 2 above) includes the trustee, paying agent, loan agency and document management services businesses. JPMorgan Chase recognized an after-tax gain of $622 million on this transaction. The results of operations of these corporate trust businesses were transferred from the Treasury & Securities Services (“TSS”) segment to the Corporate segment effective with the second quarter of 2006, and reported as discontinued operations. Condensed financial information of the corporate trust business follows:

Selected income statements data
Year ended December 31, (in millions)	2006	2005	2004	(a)

Other noninterest revenue	$407	$509	$491
Net interest income	264	276	234
Gain on sale of discontinued operations	1,081	—	—

Total net revenue	1,752	785	725
Noninterest expense	385	409	387

Income from discontinued operations before income taxes	1,367	376	338
Income tax expense	572	147	132

Income from discontinued operations	$795	$229	$206

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
The following is a summary of the assets and liabilities associated with the selected corporate trust businesses related to The Bank of New York transaction that closed on October 1, 2006.

Selected balance sheet data (in millions)	October 1, 2006

Goodwill and other intangibles	$838
Other assets	547

Total assets	$1,385

Deposits	$24,011
Other liabilities	547

Total liabilities	$24,558

JPMorgan Chase will provide certain transitional services to The Bank of New York for a defined period of time after the closing date. The Bank of New York will compensate JPMorgan Chase for these transitional services.

JPMorgan Chase & Co. / 2006 Annual Report	97

Notes to consolidated financial statements
JPMorgan Chase & Co.

Note 4 – Principal transactions
Principal transactions is a new caption, effective January 1, 2006, in the Consolidated statements of income. Principal transactions revenue consists of: realized and unrealized gains and losses from trading activities (including physical commodities inventories that are accounted for at the lower of cost or fair value); changes in fair value associated with structured notes to which the SFAS 155 fair value election has been applied, and Private equity gains and losses. The prior-period presentation of Trading revenue and Private equity gains (losses) has been reclassified to this new caption. The following table presents Principal transactions revenue:

Year ended December 31, (in millions)	2006	2005	2004	(a)

Trading revenue	$8,986	$5,860	$3,612
Private equity gains	1,360	1,809	1,536

Principal transactions	$10,346	$7,669	$5,148

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
Trading assets and liabilities
Trading assets include debt and equity securities held for trading purposes that JPMorgan Chase owns (“long” positions). Trading liabilities include debt and equity securities that the Firm has sold to other parties but does not own (“short” positions). The Firm is obligated to purchase securities at a future date to cover the short positions. Included in Trading assets and Trading liabilities are the reported receivables (unrealized gains) and payables (unrealized losses) related to derivatives. Loans are classified as trading where positions are bought and sold to make profits from short-term movements in price. Trading positions are carried at fair value on the Consolidated balance sheets.
The following table presents the fair value of Trading assets and Trading liabilities for the dates indicated:

December 31, (in millions)	2006	2005

Trading assets
Debt and equity instruments:
U.S. government and federal agency obligations	$17,358	$16,283
U.S. government-sponsored enterprise obligations	28,544	24,172
Obligations of state and political subdivisions	9,569	9,887
Certificates of deposit, bankers’ acceptances and commercial paper	8,204	5,652
Debt securities issued by non-U.S. governments	58,387	48,671
Corporate securities and other	188,075	143,925

Total debt and equity instruments	310,137	248,590

Derivative receivables:(a)(b)
Interest rate	28,932	28,113
Foreign exchange	4,260	2,855
Equity	6,246	5,575
Credit derivatives	5,732	3,464
Commodity	10,431	9,780

Total derivative receivables	55,601	49,787

Total trading assets	$365,738	$298,377

December 31, (in millions)	2006	2005

Trading liabilities
Debt and equity instruments(c)	$90,488	$94,157

Derivative payables:(a)(b)
Interest rate	22,738	26,930
Foreign exchange	4,820	3,453
Equity	16,579	11,539
Credit derivatives	6,003	2,445
Commodity	7,329	7,406

Total derivative payables	57,469	51,773

Total trading liabilities	$147,957	$145,930

(a)	2005 has been adjusted to reflect more appropriate product classifications of certain balances.
(b)	Included in Trading assets and Trading liabilities are the reported receivables (unrealized gains) and payables (unrealized losses) related to derivatives. These amounts are reported net of cash received and paid of $23.0 billion and $18.8 billion, respectively, at December 31, 2006, and $26.7 billion and $18.9 billion, respectively, at December 31, 2005, under legally enforceable master netting agreements.
(c)	Primarily represents securities sold, not yet purchased.
Average Trading assets and liabilities were as follows for the periods indicated:

Year ended December 31, (in millions)	2006	2005	2004	(b)

Trading assets – debt and equity instruments	$280,079	$237,073	$200,389
Trading assets – derivative receivables	57,368	57,365	59,522

Trading liabilities – debt and equity instruments(a)	$102,794	$93,102	$82,204
Trading liabilities – derivative payables	57,938	55,723	52,761

(a)	Primarily represents securities sold, not yet purchased.
(b)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
Private equity
The following table presents the carrying value and cost of the Private equity investment portfolio for the dates indicated:

December 31,	2006		2005
(in millions)	Carrying value	Cost	Carrying value	Cost

Total private equity investments	$6,359	$7,560	$6,374	$8,036

Private equity investments are held primarily by the Private equity business within Corporate (which includes investments made by JPMorgan Partners and ONE Equity Partners). The Private Equity business invests in buyouts, growth equity and venture opportunities. These investments are accounted for under investment company guidelines. Accordingly, these investments, irrespective of the percentage of equity ownership interest held by Private equity, are carried on the Consolidated balance sheets at fair value. Realized and unrealized gains and losses arising from changes in value are reported in Principal transactions revenue in the Consolidated statements of income in the period that the gains or losses occur.
Privately held investments are initially valued based upon cost. The carrying values of privately held investments are adjusted from cost to reflect both positive and negative changes evidenced by financing events with third-party capital providers. In addition, these investments are subject to ongoing impairment reviews by Private equity senior investment professionals. A variety of factors are reviewed and monitored to assess impairment including, but not limited to, operating performance of, and future expectations regarding, the particular portfolio investment; industry valuations of comparable public companies; changes in market outlook; and the third-party financing environment over time.

98	JPMorgan Chase & Co. / 2006 Annual Report

Private equity also holds publicly held equity investments, generally obtained through the initial public offering of privately held equity investments. Publicly held investments are marked-to-market at the quoted public value. To determine the carrying values of these investments, Private equity incorporates the use of discounts to take into account the fact that it cannot immediately realize the quoted public values as a result of regulatory and/or contractual sales restrictions imposed on these holdings.
Note 5 – Other noninterest revenue
Investment banking fees
This revenue category includes advisory and equity and debt underwriting fees. Advisory fees are recognized as revenue when the related services have been performed. Underwriting fees are recognized as revenue when the Firm has rendered all services to the issuer and is entitled to collect the fee from the issuer, as long as there are no other contingencies associated with the fee (e.g., the fee is not contingent upon the customer obtaining financing). Underwriting fees are net of syndicate expenses. The Firm recognizes credit arrangement and syndication fees as revenue after satisfying certain retention, timing and yield criteria.
The following table presents the components of Investment banking fees:

Year ended December 31, (in millions)	2006	2005	2004	(a)

Underwriting:
Equity	$1,179	$864	$780
Debt	2,703	1,969	1,858

Total Underwriting	3,882	2,833	2,638
Advisory	1,638	1,255	898

Total	$5,520	$4,088	$3,536

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
Lending & deposit related fees
This revenue category includes fees from loan commitments, standby letters of credit, financial guarantees, deposit-related fees in lieu of compensating balances, cash management-related activities or transactions, deposit accounts, and other loan servicing activities. These fees are recognized over the period in which the related service is provided.
Asset management, administration and commissions
This revenue category includes fees from investment management and related services, custody, brokerage services, insurance premiums and commissions and other products. These fees are recognized over the period in which the related service is provided. Performance-based fees, which are earned based upon exceeding certain benchmarks or other performance targets, are accrued and recognized at the end of the performance period in which the target is met.
Mortgage fees and related income
This revenue category includes fees and income derived from mortgage origination, sales and servicing, and includes the effect of risk management activities associated with the mortgage pipeline, warehouse and the mortgage servicing rights (“MSRs”) asset (excluding gains and losses on the sale of Available-for-sale (“AFS”) securities). Origination fees and gains or losses on loan sales are recognized in income upon sale. Mortgage servicing fees are recognized over the period the related service is provided. Valuation changes in the mortgage pipeline, warehouse, MSR asset and corresponding risk management instruments are recognized in earnings as these changes occur. Net interest income and securities gains and losses on AFS securities used in mortgage-related risk management activities are not included in Mortgage fees and related income. For a further discussion of MSRs, see Note 16 on pages 121–122 of this Annual Report.
Credit card income
This revenue category includes interchange income from credit and debit cards and servicing fees earned in connection with securitization activities. Volume-related payments to partners and expenses for rewards programs are netted against interchange income. Expenses related to rewards programs are recorded when the rewards are earned by the customer. Other Fee revenues are recognized as earned, except for annual fees, which are deferred with direct loan origination costs and recognized on a straight-line basis over the 12-month period to which they pertain.
Credit card revenue sharing agreements
The Firm has contractual agreements with numerous affinity organizations and co-brand partners, which grant to the Firm exclusive rights to market to their members or customers. These organizations and partners endorse the credit card programs and provide their mailing lists to the Firm, and they may also conduct marketing activities and provide awards under the various credit card programs. The terms of these agreements generally range from 3 to 10 years. The economic incentives the Firm pays to the endorsing organizations and partners typically include payments based upon new account originations, charge volumes, and the cost of the endorsing organizations’ or partners’ marketing activities and awards.
The Firm recognizes the payments made to the affinity organizations and co-brand partners based upon new account originations as direct loan origination costs. Payments based upon charge volumes are considered by the Firm as revenue sharing with the affinity organizations and co-brand partners, which are deducted from Credit card income as the related revenue is earned. Payments based upon marketing efforts undertaken by the endorsing organization or partner are expensed by the Firm as incurred. These costs are recorded within Noninterest expense.
Note 6 – Interest income and Interest expense
Details of Interest income and Interest expense were as follows:

Year ended December 31, (in millions)	2006	2005	(b)	2004	(b)(c)

Interest income
Loans	$33,121	$26,056		$16,768
Securities	4,147	3,129		3,377
Trading assets	10,942	9,117		7,527
Federal funds sold and securities purchased under resale agreements	5,578	3,562		1,380
Securities borrowed	3,402	1,618		578
Deposits with banks	1,265	660		539
Interests in purchased receivables(a)	652	933		291

Total interest income	59,107	45,075		30,460

Interest expense
Interest-bearing deposits	17,042	9,986		4,515
Short-term and other liabilities	14,086	10,002		6,474
Long-term debt	5,503	4,160		2,466
Beneficial interests issued by consolidated VIEs	1,234	1,372		478

Total interest expense	37,865	25,520		13,933

Net interest income	21,242	19,555		16,527
Provision for credit losses	3,270	3,483		2,544

Net interest income after Provision for credit losses	$17,972	$16,072		$13,983

(a)	As a result of restructuring certain multi-seller conduits the Firm administers, JPMorgan Chase deconsolidated $29 billion of Interests in purchased receivables, $3 billion of Loans and $1 billion of Securities, and recorded $33 billion of lending-related commitments during the second quarter of 2006.
(b)	Prior periods have been adjusted to reflect the reclassification of certain amounts to more appropriate Interest income and Interest expense lines.
(c)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

JPMorgan Chase & Co. / 2006 Annual Report	99

Notes to consolidated financial statements
JPMorgan Chase & Co.

Note 7 – Pension and other postretirement employee benefit plans
The Firm’s defined benefit pension plans are accounted for in accordance with SFAS 87 and SFAS 88, and its other postretirement employee benefit (“OPEB”) plans are accounted for in accordance with SFAS 106. In September 2006, the FASB issued SFAS 158, which requires companies to recognize on their Consolidated balance sheets the overfunded or underfunded status of their defined benefit postretirement plans, measured as the difference between the fair value of plan assets and the benefit obligation. SFAS 158 requires unrecognized amounts (e.g., net actuarial loss and prior service costs) to be recognized in Accumulated other comprehensive income (“AOCI”) and that these amounts be adjusted as they are subsequently recognized as components of net periodic benefit cost based upon the current amortization and recognition requirements of SFAS 87 and SFAS 106. The Firm prospectively adopted SFAS 158 as required on December 31, 2006, which resulted in a charge to AOCI of $1.1 billion.
SFAS 158 also eliminates the provisions of SFAS 87 and SFAS 106 that allow plan assets and obligations to be measured as of a date not more than three months prior to the reporting entity’s balance sheet date. The Firm uses a measurement date of December 31 for its defined benefit pension and OPEB plans; therefore, this provision of SFAS 158 will have no effect on the Firm’s financial statements.
For the Firm’s defined benefit pension plans, fair value is used to determine the expected return on plan assets. For the Firm’s OPEB plans, a calculated value that recognizes changes in fair value over a five-year period is used to determine the expected return on plan assets. Amortization of net actuarial gains and losses is included in annual net periodic benefit cost if, as of the beginning of the year, the net actuarial gain or loss exceeds 10 percent of the greater of the projected benefit obligation or the fair value of the plan assets. Any excess, as well as prior service costs, are amortized over the average future service period of defined benefit pension plan participants, which for the U.S. defined benefit pension plan is currently 10 years. For OPEB plans, any excess net actuarial gains and losses also are amortized over the average future service period, which is currently seven years; however, prior service costs are amortized over the average years of service remaining to full eligibility age, which is currently five years.
Defined benefit pension plans
The Firm has a qualified noncontributory U.S. defined benefit pension plan that provides benefits to substantially all U.S. employees. The U.S. plan employs a cash balance formula, in the form of pay and interest credits, to determine the benefits to be provided at retirement, based upon eligible compensation and years of service. Employees begin to accrue plan benefits after completing one year of service, and benefits generally vest after five years of service. The Firm also offers benefits through defined benefit pension plans to qualifying employees in certain non-U.S. locations based upon factors such as eligible compensation, age and/or years of service.
It is the Firm’s policy to fund the pension plans in amounts sufficient to meet the requirements under applicable employee benefit and local tax laws. As a result of the enactment of the Pension Protection Act in August 2006, which increased the maximum amount allowable for tax deduction, the Firm is reviewing 2007 U.S. and non-U.S. defined benefit pension plan contribution alternatives. The amount of potential 2007 contributions, if any, is not reasonably estimable at this time.
JPMorgan Chase has a number of other defined benefit pension plans (i.e., U.S. plans not subject to Title IV of the Employee Retirement Income Security Act). The most significant of these plans is the Excess Retirement Plan, pursuant to which certain employees earn pay and interest credits on compensation amounts above the maximum stipulated by law under a qualified plan. The Excess Retirement Plan is a nonqualified, noncontributory U.S. pension plan with an unfunded projected benefit obligation at December 31, 2006 and 2005, in the amount of $301 million and $273 million, respectively. In the current year, this plan has been incorporated into certain of this Note’s tables for which it had not been included in prior years.
Defined contribution plans
JPMorgan Chase offers several defined contribution plans in the U.S. and in certain non-U.S. locations, all of which are administered in accordance with applicable local laws and regulations. The most significant of these plans is The JPMorgan Chase 401(k) Savings Plan (the “401(k) Savings Plan”), which covers substantially all U.S. employees. The 401(k) Savings Plan allows employees to make pretax contributions to tax-deferred investment portfolios. The JPMorgan Chase Common Stock Fund, which is an investment option under the 401(k) Savings Plan, is a nonleveraged employee stock ownership plan. The Firm matches eligible employee contributions up to a certain percentage of benefits-eligible compensation per pay period, subject to plan and legal limits. Employees begin to receive matching contributions after completing a one-year service requirement and are immediately vested in the Firm’s contributions when made. Employees with total annual cash compensation of $250,000 or more are not eligible for matching contributions. The 401(k) Savings Plan also permits discretionary profit-sharing contributions by participating companies for certain employees, subject to a specified vesting schedule.
OPEB plans
JPMorgan Chase offers postretirement medical and life insurance benefits to certain retirees and qualifying U.S. employees. These benefits vary with length of service and date of hire and provide for limits on the Firm’s share of covered medical benefits. The medical benefits are contributory, while the life insurance benefits are noncontributory. As of August 1, 2005, the eligibility requirements for U.S. employees to qualify for subsidized retiree medical coverage were revised, and life insurance coverage was eliminated for active employees retiring after 2005. Postretirement medical benefits also are offered to qualifying U.K. employees.
JPMorgan Chase’s U.S. OPEB obligation is funded with corporate-owned life insurance (“COLI”) purchased on the lives of eligible employees and retirees. While the Firm owns the COLI policies, COLI proceeds (death benefits, withdrawals and other distributions) may be used only to reimburse the Firm for its net postretirement benefit claim payments and related administrative expenses. The U.K. OPEB plan is unfunded.
The following tables present the funded status, changes in the benefit obligations and plan assets, accumulated benefit obligations, and AOCI amounts reported on the Consolidated balance sheets for the Firm’s U.S. and non-U.S. defined benefit pension and OPEB plans:

100	JPMorgan Chase & Co. / 2006 Annual Report

	Defined benefit pension plans
As of or for the year ended December 31,	U.S.		Non-U.S.		OPEB plans(g)
(in millions)	2006	2005 (e)	2006	2005	2006	2005 (h)

Change in benefit obligation
Benefit obligation, beginning of year	$(8,054)	$(7,980)	$(2,378)	$(1,969)	$(1,395)	$(1,577)
Cazenove business partnership	—	—	—	(291)	—	—
Benefits earned during the year	(281)	(293)	(37)	(25)	(9)	(13)
Interest cost on benefit obligations	(452)	(453)	(120)	(104)	(78)	(81)
Plan amendments	—	—	2	—	—	117
Liabilities of newly material plans(a)	—	—	(154)	—	—	—
Employee contributions	NA	NA	(2)	—	(50)	(44)
Actuarial gain (loss)	(200)	(123)	(23)	(310)	(55)	21
Benefits paid	856	766	68	66	177	187
Expected Medicare Part D subsidy receipts	NA	NA	NA	NA	(13)	NA
Curtailments	33	29	2	—	(12)	(9)
Settlements	—	—	37	—	—	—
Special termination benefits	—	—	(1)	—	(2)	(1)
Foreign exchange impact and other	—	—	(311)	255	(6)	5

Benefit obligation, end of year	$(8,098)	$(8,054)	$(2,917)	$(2,378)	$(1,443)	$(1,395)

Change in plan assets
Fair value of plan assets, beginning of year	$9,617	$9,637	$2,223	$1,889	$1,329	$1,302
Cazenove business partnership	—	—	—	252	—	—
Actual return on plan assets	1,151	703	94	308	120	43
Firm contributions	43	43	241	78	2	3
Employee contributions	—	—	2	—	—	—
Assets of newly material plans(a)	—	—	67	—	—	—
Benefits paid	(856)	(766)	(68)	(66)	(100)	(19)
Settlements	—	—	(37)	—	—	—
Foreign exchange impact and other	—	—	291	(238)	—	—

Fair value of plan assets, end of year	$9,955 (c)	$9,617 (c)	$2,813	$2,223	$1,351	$1,329

Funded (unfunded) status	$1,857	$1,563	$(104)	$(155)	$(92)	$(66)
Unrecognized amounts:
Net actuarial loss	NA (d)	1,087	NA (d)	599	NA (d)	335
Prior service cost (credit)	NA (d)	43	NA (d)	3	NA (d)	(105)

Net amount recognized in the Consolidated balance sheets(b)	$1,857	$2,693	$(104)	$447 (f)	$(92)	$164

Accumulated benefit obligation, end of year	$(7,679)	$(7,647)	$(2,849)	$(2,303)	NA	NA

(a)	Reflects adjustments related to pension plans in Germany and Switzerland, which have defined benefit pension obligations that were not previously measured under SFAS 87 due to immateriality.
(b)	Net amount recognized is recorded in Other assets for prepaid pension costs or in Accounts payable, accrued expenses and other liabilities for accrued pension costs.
(c)	At December 31, 2006 and 2005, approximately $282 million and $405 million, respectively, of U.S. plan assets related to participation rights under participating annuity contracts.
(d)	Under SFAS 158, and as noted in the following table, amounts that were previously reported as part of prepaid or accrued pension costs are now reported within AOCI.
(e)	Revised primarily to incorporate amounts related to the U.S. defined benefit pension plans not subject to Title IV of the Employee Retirement Income Security Act of 1974 (e.g., Excess Retirement Plan).
(f)	At December 31, 2005, Accrued pension costs related to non-U.S. defined benefit pension plans that JPMorgan Chase elected not to prefund fully totaled $164 million.
(g)	Includes accumulated postretirement benefit obligation of $52 million and $44 million and postretirement benefit liability (included in Accrued expenses) of $52 million and $50 million, at December 31, 2006 and 2005, respectively, for the U.K. plan, which is unfunded.
(h)	The U.S. OPEB plan was remeasured as of August 1, 2005, to reflect a midyear plan amendment and the final Medicare Part D regulations that were issued on January 21, 2005; as a result, the benefit obligation was reduced by $116 million.
Amounts recognized in Accumulated other comprehensive income

	Defined benefit pension plans
	U.S.			Non-U.S.			OPEB plans
	Before	Tax	After	Before	Tax	After	Before	Tax	After
December 31, 2006 (in millions)	tax	effect	tax	tax	effect	tax	tax	effect	tax

Net actuarial loss(a)	$783	$311	$472	$669	$266	$403	$335	$84	$251
Prior service cost (credit)	36	14	22	—	—	—	(77)	(31)	(46)

Total recognized in Accumulated other comprehensive income	$819	$325	$494	$669	$266	$403	$258	$53	$205

(a)	For defined benefit pension plans, the net actuarial loss is primarily the result of declines in discount rates in recent years, partially offset by asset gains. Other factors that contribute to this net actuarial loss include demographic experience, which differs from expectations, and changes in other actuarial assumptions. For OPEB plans, the primary drivers of the cumulative actuarial loss were the decline in the discount rate in recent years and in the medical cost trend rate, which was higher than expected. These losses have been offset partially by the recognition of future savings attributable to Medicare Part D subsidy receipts.

JPMorgan Chase & Co. / 2006 Annual Report	101

Notes to consolidated financial statements
JPMorgan Chase & Co.
The following table presents the incremental effect of applying SFAS 158 on individual line items on the Consolidated balance sheets:

	Before application	SFAS 158	After application
December 31, 2006 (in millions)	of SFAS 158	adjustments	of SFAS 158

Line item
Other assets	$53,328	$(1,563)	$51,765	(a)
Total assets	1,353,083	(1,563)	1,351,520
Accounts payable, accrued expenses and other liabilities	88,557	(461)	88,096	(b)
Total liabilities	1,236,191	(461)	1,235,730
Accumulated other comprehensive income (loss)	(455)	(1,102)	(1,557)
Total liabilities and stockholders’ equity	1,353,083	(1,563)	1,351,520

(a)	Includes overfunded defined benefit pension and OPEB plans of $2.3 billion.
(b)	Includes underfunded defined benefit pension and OPEB plans of $596 million.
The following tables present the components of net periodic benefit costs reported in the Consolidated statements of income for the Firm’s U.S. and non-U.S. defined benefit pension and OPEB plans:

	Defined benefit pension plans
Year ended December 31,	U.S.					Non-U.S.				OPEB plans(e)
(in millions)	2006	2005	(b)	2004	(b)(c)(d)	2006	2005	2004	(c)(d)	2006	2005	2004	(c)(d)

Components of net periodic benefit cost
Benefits earned during the period	$281	$293		$271		$37	$25	$17		$9	$13	$15
Interest cost on benefit obligations	452	453		368		120	104	87		78	81	81
Expected return on plan assets	(692)	(694)		(556)		(122)	(109)	(90)		(93)	(90)	(86)
Amortization:
Net actuarial loss	12	4		24		45	38	44		29	12	—
Prior service cost (credit)	5	5		14		—	1	1		(19)	(10)	—
Curtailment (gain) loss	2	3		8		1	—	—		2	(17)	8
Settlement (gain) loss	—	—		—		4	—	(1)		—	—	—
Special termination benefits	—	—		—		1	—	11		2	1	2

Subtotal	60	64		129		86	59	69		8	(10)	20
Other defined benefit pension plans (a)	2	3		1		36	39	24		NA	NA	NA

Total defined benefit plans	62	67		130		122	98	93		NA	NA	NA
Total defined contribution plans	254	237		187		199	155	130		NA	NA	NA

Total pension and OPEB cost included in Compensation expense	$316	$304		$317		$321	$253	$223		$8	$(10)	$20

(a)	Includes immaterial non-U.S. defined benefit pension plans.
(b)	Revised primarily to incorporate amounts related to the U.S. defined benefit pension plans not subject to Title IV of the Employee Retirement Income Security Act of 1974 (e.g., Excess Retirement Plan).
(c)	Effective July 1, 2004, the Firm assumed the obligations of heritage Bank One’s pension and OPEB plans. These plans were similar to those of heritage JPMorgan Chase. The heritage Bank One plans were merged into the JPMorgan Chase plans effective December 31, 2004.
(d)	2004 results include six months of the combined Firm’s results and six months of the heritage JPMorgan Chase results.
(e)	The Medicare Prescription Drug, Improvement and Modernization Act of 2003 resulted in a reduction of $32 million, $15 million and $5 million in 2006, 2005 and 2004, respectively, in net periodic benefit cost. The impact on 2006 and 2005 costs were higher as a result of the final Medicare Part D regulations issued on January 21, 2005, which were reflected beginning as of August 1, 2005, the next measurement date for the plan.
The estimated amounts that will be amortized from AOCI into net periodic benefit cost, before tax, in 2007 are as follows:

	Defined benefit pension plans		OPEB plans
Year ended December 31, 2007 (in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.

Net actuarial loss	$—	$52	$34	$ —
Prior service cost (credit)	5	—	(16)	—

Total	$5	$52	$18	$ —

102	JPMorgan Chase & Co. / 2006 Annual Report

Plan assumptions
JPMorgan Chase’s expected long-term rate of return for U.S. defined benefit pension and OPEB plan assets is a blended average of the investment advisor’s projected long-term (10 years or more) returns for the various asset classes, weighted by the portfolio allocation. Returns on asset classes are developed using a forward-looking building-block approach and are not strictly based upon historical returns. Equity returns are generally developed as the sum of inflation, expected real earnings growth and expected long-term dividend yield. Bond returns are generally developed as the sum of inflation, real bond yield and risk spread (as appropriate), adjusted for the expected effect on returns from changing yields. Other asset-class returns are derived from their relationship to the equity and bond markets.
For the U.K. defined benefit pension plan, which represents the most significant of the non-U.S. defined benefit pension plans, procedures similar to those in the U.S. are used to develop the expected long-term rate of return on defined benefit pension plan assets, taking into consideration local market conditions and the specific allocation of plan assets. The expected long-term rate of return on U.K. plan assets is an average of projected long-term returns for each asset class, selected by reference to the yield on long-term U.K. government bonds and AA-rated long-term corporate bonds, plus an equity risk premium above the risk-free rate.
In 2006 and 2005, the discount rate used in determining the benefit obligation under the U.S. defined benefit pension and OPEB plans was selected by reference to the yield on a portfolio of bonds with redemption dates and coupons that closely match each of the plan’s projected cash flows; such portfolio is derived from a broad-based universe of high-quality corporate bonds as of the measurement date. In years in which this hypothetical bond portfolio generates excess cash, such excess is assumed to be reinvested at the one-year forward rates implied by the Citigroup Pension Discount Curve published as of the measurement date. Prior to 2005, discount rates were selected by reference to the year-end Moody’s corporate AA rate, as well as other high-quality indices with a duration that was similar to that of the respective plan’s benefit obligations. The discount rates for the U.K. defined benefit pension and OPEB plans represent rates from the yield curve of the year-end iBoxx £ corporate AA 15-year-plus bond index with durations corresponding to those of the underlying benefit obligations.
The following tables present the weighted-average annualized actuarial assumptions for the projected and accumulated benefit obligations and the components of net periodic benefit costs for the Firm’s U.S. and non-U.S. defined benefit pension and OPEB plans, as of and for the periods indicated:

	U.S.		Non-U.S.
December 31,	2006	2005	2006	2005

Weighted-average assumptions used to determine benefit obligations
Discount rate:
Defined benefit pension plans	5.95%	5.70%	2.25-5.10%	2.00-4.70%
OPEB plans	5.90	5.65	5.10	4.70
Rate of compensation increase	4.00	4.00	3.00-4.00	3.00-3.75
Health care cost trend rate:
Assumed for next year	10.00	10.00	6.63	7.50
Ultimate	5.00	5.00	4.00	4.00
Year when rate will reach ultimate	2014	2013	2010	2010

	U.S.				Non-U.S.
Year ended December 31,	2006	2005		2004	2006	2005	2004

Weighted-average assumptions used to determine net periodic benefit costs
Discount rate:
Defined benefit pension plans	5.70%	5.75%		6.00%	2.00-4.70%	2.00-5.30%	2.00-5.75%
OPEB plans	5.65	5.25-5.75	(a)	6.00	4.70	5.30	5.40
Expected long-term rate of return on plan assets:
Defined benefit pension plans	7.50	7.50		7.50-7.75	3.25-5.50	3.25-5.75	3.00-6.50
OPEB plans	6.84	6.80	(b)	4.75-7.00	NA	NA	NA
Rate of compensation increase	4.00	4.00		4.25-4.50	3.00-3.75	1.75-3.75	1.75-3.75
Health care cost trend rate:
Assumed for next year	10.00	10.00		10.00	7.50	7.50	6.50
Ultimate	5.00	5.00		5.00	4.00	4.00	4.00
Year when rate will reach ultimate	2013	2012		2011	2010	2010	2009

(a)	The OPEB plan was remeasured as of August 1, 2005, and a rate of 5.25% was used from the period of August 1, 2005, through December 31, 2005.
(b)	In 2005 the expected long-term rate of return on plan assets for the Firm’s OPEB plan was revised to show the aggregate expected return for the heritage Bank One and JPMorgan Chase plans.

JPMorgan Chase & Co. / 2006 Annual Report	103

Notes to consolidated financial statements
JPMorgan Chase & Co.

The following table presents the effect of a one-percentage-point change in the assumed health care cost trend rate on JPMorgan Chase’s total service and interest cost and accumulated postretirement benefit obligation:

For the year ended December 31, 2006	1-Percentage-	1-Percentage-
(in millions)	point increase	point decrease

Effect on total service and interest costs	$4	$(3)
Effect on postretirement obligation	63	(54)

At December 31, 2006, the Firm increased the discount rates used to determine its benefit obligations for the U.S. defined benefit pension and OPEB plans based upon current market interest rates, which will result in a decrease in expense of approximately $23 million for 2007. The 2007 expected long-term rate of return on U.S. pension plan assets remained at 7.50%. The 2007 expected long-term rate of return on the Firm’s U.S. OPEB plan assets increased from 6.84% to 7.00%. The Firm maintained the health care benefit obligation trend assumption at 10% for 2007, declining to an ultimate rate of 5% in 2014. The interest crediting rate assumption at December 31, 2006, used to determine pension benefits changed primarily due to changes in market interest rates, which will result in additional expense of $10 million for 2007. The assumed rate of compensation increase remained at 4.00% as of December 31, 2006. The most significant change to the assumptions used to determine net periodic benefit costs in 2006 from the prior year were lower discount rates for the Firm’s non-U.S. plans, both defined benefit pension and OPEB, due to lower market interest rates, resulting in $23 million higher compensation expense in 2006 compared with 2005.
JPMorgan Chase’s U.S. defined benefit pension and OPEB plan expenses are most sensitive to the expected long-term rate of return on plan assets. With all other assumptions held constant, a 25-basis point decline in the expected long-term rate of return on U.S. plan assets would result in an increase of approximately $27 million in 2007 U.S. defined benefit pension and OPEB plan expenses. A 25-basis point decline in the discount rate for the U.S. plans would result in an increase in 2007 U.S. defined benefit pension and OPEB plan expenses of approximately $3 million and an increase in the related projected benefit obligations of approximately $217 million. A 25-basis point decline in the discount rates for the non-U.S. plans would result in an increase in the
2007 non-U.S. defined benefit pension and OPEB plan expenses of approximately $19 million. A 25-basis point increase in the interest crediting rate for the U.S. defined benefit pension plan would result in an increase in 2007 U.S. defined benefit pension expense of approximately $10 million and an increase in the related projected benefit obligations of approximately $82 million.
Investment strategy and asset allocation
 The investment policy for the Firm’s postretirement employee benefit plan assets is to optimize the risk-return relationship as appropriate to the respective plan’s needs and goals, using a global portfolio of various asset classes diversified by market segment, economic sector, and issuer. Specifically, the goal is to optimize the asset mix for future benefit obligations, while managing various risk factors and each plan’s investment return objectives. For example, long-duration fixed income securities are included in the U.S. qualified pension plan’s asset allocation, in recognition of its long-duration obligations. Plan assets are managed by a combination of internal and external investment managers and are rebalanced to within approved ranges, to the extent economically practical.
The Firm’s U.S. defined benefit pension plan assets are held in various trusts and are invested in a well-diversified portfolio of equities (including U.S. large and small capitalization and international equities), fixed income (including corporate and government bonds), Treasury inflation-indexed and high-yield securities, real estate, cash equivalents, and alternative investments. Non-U.S. defined benefit pension plan assets are held in various trusts and are similarly invested in well-diversified portfolios of equity, fixed income and other securities. Assets of the Firm’s COLI policies, which are used to fund partially the U.S. OPEB plan, are held in separate accounts with an insurance company and are invested in equity and fixed income index funds. In addition, tax-exempt municipal debt securities, held in a trust, were used to fund the U.S. OPEB plan in prior periods; as of December 31, 2006, there are no remaining assets in the trust. As of December 31, 2006, the assets used to fund the Firm’s U.S. and non-U.S. defined benefit pension and OPEB plans do not include JPMorgan Chase common stock, except in connection with investments in third-party stock-index funds.

The following table presents the weighted-average asset allocation at December 31 for the years indicated, and the respective approved range/target allocation by asset category, for the Firm’s U.S. and non-U.S. defined benefit pension and OPEB plans:

	Defined benefit pension plans
	U.S.			Non-U.S.(a)			OPEB plans(b)
	Target	% of plan assets		Target	% of plan assets		Target	% of plan assets
December 31,	Allocation	2006	2005	Allocation	2006	2005	Allocation	2006	2005

Asset category
Debt securities	10-30%	31%	33%	73%	70%	75%	50%	50%	54%
Equity securities	25-60	55	57	26	26	24	50	50	46
Real estate	5-20	8	6	—	1	1	—	—	—
Alternatives	15-50	6	4	1	3	—	—	—	—

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

(a)	Represents the U.K. defined benefit pension plan only, as plans outside the U.K. are not significant.
(b)	Represents the U.S. OPEB plan only, as the U.K. OPEB plan is unfunded.

104	JPMorgan Chase & Co. / 2006 Annual Report

The following table presents JPMorgan Chase’s actual rate of return on plan assets for the U.S. and non-U.S. defined benefit pension and OPEB plans:

	U.S.			Non-U.S.
December 31,	2006	2005	2004	2006	2005	2004

Actual rate of return:
Defined benefit pension plans	13.40%	7.50%	12.50%	2.80-7.30%	2.70-15.90%	2.30-10.50%
OPEB plans	9.30	3.30	7.10	NA	NA	NA

Estimated future benefit payments
 The following table presents benefit payments expected to be paid, which include the effect of expected future service, for the years indicated. The OPEB medical and life insurance payments are net of expected retiree contributions:

	U.S.	Non-U.S.
Year ended December 31,	defined benefit	defined benefit	OPEB before	Medicare
(in millions)	pension plans	pension plans	Medicare Part D subsidy	Part D subsidy

2007	$561	$83	$130	$15
2008	563	81	132	16
2009	583	88	133	18
2010	602	93	135	19
2011	623	97	137	20
Years 2012–2016	3,417	533	657	121

Note 8 — Employee stock-based incentives
Effective January 1, 2006, the Firm adopted SFAS 123R and all related interpretations using the modified prospective transition method. SFAS 123R requires all share-based payments to employees, including employee stock options and stock appreciation rights (“SARs”), to be measured at their grant date fair values. Results for prior periods have not been restated. The Firm also adopted the transition election provided by FSP FAS 123(R)-3.
JPMorgan Chase had previously adopted SFAS 123, effective January 1, 2003, using the prospective transition method. Under SFAS 123, the Firm accounted for its stock-based compensation awards at fair value, similar to the SFAS 123R requirements. However, under the prospective transition method, JPMorgan Chase continued to account for unmodified stock options that were outstanding as of December 31, 2002, using the APB 25 intrinsic value method. Under this method, no expense was recognized for stock options granted at an exercise price equal to the stock price on the grant date, since such options have no intrinsic value.
Upon adopting SFAS 123R, the Firm began to recognize in the Consolidated statements of income compensation expense for unvested stock options previously accounted for under APB 25. Additionally, JPMorgan Chase recognized as compensation expense an immaterial cumulative effect adjustment resulting from the SFAS 123R requirement to estimate forfeitures at the grant date instead of recognizing them as incurred. Finally, the Firm revised its accounting policies for share-based payments granted to retirement-eligible employees under SFAS 123R. Prior to adopting SFAS 123R, the Firm’s accounting policy for share-based payment awards granted to retirement-eligible employees was to recognize compensation cost over the award’s stated service period. For awards granted to retirement-eligible employees in 2006, JPMorgan Chase recognized compensation expense on the grant date without giving consideration to the impact of post employment restrictions. In the first quarter of 2006, the Firm also began to accrue the estimated cost of stock awards granted to retirement-eligible employees in January 2007.
Employee stock-based awards
 The Firm has granted restricted stock, restricted stock units (“RSUs”), stock options, and stock-settled SARs to certain of its employees.
In 2006, JPMorgan Chase granted long-term stock-based awards under the 2005 Long-Term Incentive Plan (the “2005 Plan”). In 2005, JPMorgan Chase granted long-term stock-based awards under the 1996 Long-Term Incentive Plan as amended (the “1996 plan”) until May 2005 and under the 2005 Plan thereafter to certain key employees. These two plans, plus prior Firm plans and plans assumed as the result of acquisitions, constitute the Firm’s stock-based compensation plans (“LTI Plans”). The 2005 Plan became effective on May 17, 2005, after approval by shareholders at the 2005 annual meeting. The 2005 Plan replaced three existing stock-based compensation plans – the 1996 Plan and two nonshareholder-approved plans – all of which expired in May 2005. Under the terms of the 2005 Plan, 275 million shares of common stock are available for issuance during its five-year term. The 2005 Plan is the only active plan under which the Firm is currently granting stock-based incentive awards.
Restricted stock and RSUs are granted by JPMorgan Chase at no cost to the recipient. These awards are subject to forfeiture until certain restrictions have lapsed, including continued employment for a specified period. The recipient of a share of restricted stock is entitled to voting rights and dividends on the common stock. An RSU entitles the recipient to receive a share of common stock after the applicable restrictions lapse; the recipient is entitled to receive cash payments equivalent to any dividends paid on the underlying common stock during the period the RSU is outstanding. Effective January 2005, the equity portion of the Firm’s annual incentive awards were granted primarily in the form of RSUs. The Firm also periodically grants discretionary share-based payment awards, primarily in the form of both employee stock options and SARs.
Under the LTI Plans, stock options and SARs have been granted with an exercise price equal to JPMorgan Chase’s common stock price on the grant date. Generally, options and SARs cannot be exercised until at least one year after the grant date and become exercisable over various periods as determined at the time of the grant. These awards generally expire 10 years after the grant date. The Firm’s share-based compensation awards generally vest in multiple tranches.

JPMorgan Chase & Co. / 2006 Annual Report	105

Notes to consolidated financial statements
JPMorgan Chase & Co.

The Firm separately recognizes compensation expense for each tranche of each award as if it were a separate award with its own vesting date. For each tranche granted (other than grants to employees who are retirement eligible at the grant date), compensation expense is recognized on a straight-line basis from the grant date until the vesting date of the respective tranche, provided that the employees will not become retirement eligible during the vesting period. For each tranche granted to employees who will become retirement eligible during the vesting period, compensation expense is recognized on a straight-line basis from the grant date until the earlier of the employee’s retirement eligibility date or the vesting date of the respective tranche.
The Firm’s policy for issuing shares upon settlement of employee share-based payment awards is to issue either new shares of common stock or treasury shares. During 2006, the Firm issued new shares of common stock from January 1 through May 31, 2006, and treasury shares from June 1 through December 31, 2006.
On March 21, 2006, the Board of Directors approved a stock repurchase program that authorizes the repurchase of up to $8 billion of the Firm’s common shares, which supersedes a $6 billion stock repurchase program approved in 2004. The $8 billion authorization includes shares to be repurchased to offset issuances under the Firm’s employee stock-based plans. The actual number of shares repurchased is subject to various factors, including: market conditions; legal considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account goodwill and intangibles); internal capital generation; and alternative potential investment opportunities. The repurchase program does not include specific price targets or timetables; may be executed through open market purchases or privately negotiated transactions, or utilizing Rule 10b5-1 programs; and may be suspended at any time.
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
Restricted stock and RSU activity
Compensation expense for restricted stock and RSUs is measured based upon the number of shares granted multiplied by the stock price at the grant date, and is recognized in Net income as previously described. The following table summarizes JPMorgan Chase’s restricted stock and RSU activity for 2006:

Restricted stock and RSU activity
Year ended December 31, 2006
(in thousands, except weighted	Number of	Weighted-average
average data)	Shares	grant date fair value

Outstanding, January 1	84,604	$35.22
Granted	44,553	39.43
Lapsed(a)	(33,327)	31.00
Forfeited	(7,374)	40.28

Restricted stock/RSUs outstanding December 31	88,456	$38.50

(a)	Lapsed awards represent awards granted in prior years for which, in the case of restricted stock, restrictions have lapsed; and, in the case of RSUs, the awards have been converted into common stock.
The total fair value of shares that vested during the years ended December 31, 2006, 2005 and 2004, was $1.3 billion, $1.1 billion and $1.7 billion, respectively.
The vesting of certain restricted stock and RSU awards issued prior to 2002 was conditioned upon certain service requirements being met and JPMorgan Chase’s common stock reaching and sustaining target prices within a five-year performance period. During 2002, it was determined that it was no longer probable that the target stock prices related to forfeitable awards granted in 1999, 2000, and 2001 would be achieved within their respective performance periods, and accordingly, previously accrued expenses were reversed. The target stock prices for these awards ranged from $73.33 to $85.00. These awards were forfeited as follows: 1.2 million shares granted in 1999 were forfeited in January 2004; 1.2 million shares granted in 2000 were forfeited in January 2005; and 1.2 million shares granted in 2001 were forfeited in January 2006.

Employee stock option and SARs activity
Compensation expense, which is measured at the grant date as the fair value of employee stock options and SARs, is recognized in Net income as described above. The following table summarizes JPMorgan Chase’s employee stock option and SARs activity for the year ended December 31, 2006, including awards granted to key employees and awards granted in prior years under broad-based plans:

Year ended December 31, 2006
(in thousands, except	Number of	Weighted-average	Weighted-average	Aggregate
weighted-average data)	options/SARs	exercise price	remaining contractual life (in years)	intrinsic value

Outstanding, January 1	444,157	$38.61
Granted	15,229	45.85
Exercised	(70,446)	29.93
Forfeited	(3,365)	36.14
Canceled	(9,348)	47.88

Outstanding, December 31	376,227	$40.31	4.3	$3,384,553
Exercisable, December 31	317,174	40.63	3.8	2,794,461

The weighted-average grant date per share fair value of stock options and SARs granted during the years ended December 31, 2006, 2005 and 2004, was $10.99, $10.44 and $13.77, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $994 million, $364 million and $520 million, respectively.

106	JPMorgan Chase & Co. / 2006 Annual Report

Impact of adoption of SFAS 123R
During 2006, the incremental expense related to the Firm’s adoption of SFAS 123R was $712 million. This amount represents an accelerated noncash recognition of costs that would otherwise have been incurred in future periods. Also as a result of adopting SFAS 123R, the Firm’s Income from continuing operations (pretax) for the year ended December 31, 2006,was lower by $712 million, and Income from continuing operations (after-tax), as well as Net income, for the year ended December 31, 2006, was lower by $442 million, than if the Firm had continued to account for share-based compensation under APB 25 and SFAS 123. Basic and diluted earnings per share from continuing operations, as well as basic and diluted Net income per share, for the year ended December 31, 2006 were $0.13 and $0.12 lower, respectively, than if the Firm had not adopted SFAS 123R.
The Firm recognized noncash compensation expense related to its various employee stock-based incentive awards of $2.4 billion (including the $712 million incremental impact of adopting SFAS 123R), $1.6 billion and $1.3 billion for the years ended December 31, 2006, 2005 and 2004, respectively, in its Consolidated statements of income. At December 31, 2006, approximately $1.0 billion (pretax) of compensation cost related to unvested awards has not yet been charged to Net income. That cost is expected to be amortized into compensation expense over a weighted-average period of 1.2 years. The Firm does not capitalize any compensation cost related to share-based compensation awards to employees.
Cash flows and tax benefits
The total income tax benefit related to stock-based compensation arrangements recognized in the Firm’s Consolidated statements of income for the years ended December 31, 2006, 2005 and 2004, was $947 million, $625 million and $519 million, respectively.
Prior to adopting SFAS 123R, the Firm presented all tax benefits of deductions resulting from share-based compensation awards as operating cash flows in its Consolidated statements of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation expense recognized for those share-based compensation awards (i.e., excess tax benefits) to be classified as financing cash flows. The $302 million of excess tax benefits classified as a financing cash inflow during 2006 would have been classified as an operating cash inflow if the Firm had not adopted SFAS 123R.
The following table sets forth the cash received from the exercise of stock options under all share-based compensation arrangements and the actual tax benefit realized related to the tax deduction from the exercise of stock options.

Year ended December 31, (in millions)	2006	2005	2004

Cash received for options exercised	$1,924	$635	$764
Tax benefit realized	211	65	204

Comparison of the fair and intrinsic value measurement methods
The following table presents Net income and basic and diluted earnings per share as reported, and as if all 2005 and 2004 share-based payment awards were accounted for at fair value. All 2006 awards were accounted for at fair value.

Year ended December 31,
(in millions, except per share data)		2005	2004	(a)

Net income as reported		$8,483	$4,466
Add:	Employee stock-based compensation expense included in reported Net income, net of related tax effects	938	778
Deduct:	Employee stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(1,015)	(960)

Pro forma Net income		$8,406	$4,284

Earnings per share:
Basic:	As reported	$2.43	$1.59
	Pro forma	2.40	1.52
Diluted:	As reported	$2.38	$1.55
	Pro forma	2.36	1.48

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
The following table presents the assumptions used to value employee stock options and SARs granted during the period under the Black-Scholes valuation model:

Year ended December 31,	2006	2005	2004

Weighted-average annualized valuation assumptions
Risk-free interest rate	5.11%	4.25%	3.44%
Expected dividend yield	2.89	3.79	3.59
Expected common stock price volatility	23	37	41
Expected life (in years)	6.8	6.8	6.7

Prior to the adoption of SFAS 123R, the Firm used the historical volatility of its common stock price as the expected volatility assumption in valuing options. The Firm completed a review of its expected volatility assumption in 2006. Effective October 1, 2006, JPMorgan Chase began to value its employee stock options granted or modified after that date using an expected volatility assumption derived from the implied volatility of its publicly traded stock options.
The expected life assumption is an estimate of the length of time that an employee might hold an option or SAR before it is exercised or cancelled. The expected life assumption was developed using historic experience.

JPMorgan Chase & Co. / 2006 Annual Report	107

Notes to consolidated financial statements
JPMorgan Chase & Co.

Note 9 – Noninterest expense
Merger costs
Costs associated with the Merger and The Bank of New York transaction are reflected in the Merger costs caption of the Consolidated statements of income. A summary of such costs, by expense category, is shown in the following table for 2006, 2005 and 2004.

Year ended December 31, (in millions)	2006		2005	2004	(c)

Expense category
Compensation	$26		$238	$467
Occupancy	25		(77)	448
Technology and communications and other	239		561	450
Bank of New York transaction(a)	15		—	—

Total(b)	$305	(b)	$722	$1,365

(a)	Represents Compensation and Technology and communications and other.
(b)	With the exception of occupancy-related write-offs, all of the costs in the table require the expenditure of cash.
(c)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
The table below shows the change in the liability balance related to the costs associated with the Merger.

Year ended December 31, (in millions)	2006		2005(b)	2004	(c)

Liability balance, beginning of period	$311		$952	$—
Recorded as merger costs	290		722	1,365
Recorded as goodwill	—		(460)	1,028
Liability utilized	(446)		(903)	(1,441)

Liability balance, end of period	$155	(a)	$311	$952

(a)	Excludes $21 million related to The Bank of New York transaction.
(b)	2005 has been revised to reflect the current presentation.
(c)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
Note 10 – Securities
Securities are classified as AFS, Held-to-maturity (“HTM”) or Trading. Trading securities are discussed in Note 4 on page 98 of this Annual Report. Securities are classified primarily as AFS when purchased as part of the Firm’s management of its structural interest rate risk. AFS securities are carried at fair value on the Consolidated balance sheets. Unrealized gains and losses after SFAS 133 valuation adjustments are reported as net increases or decreases to Accumulated other comprehensive income (loss). The specific identification method is used to determine realized gains and losses on AFS securities, which are included in Securities gains (losses) on the Consolidated statements of income. Securities that the Firm has the positive intent and ability to hold to maturity are classified as HTM and are carried at amortized cost on the Consolidated balance sheets. The Firm has not classified new purchases of securities as HTM for the past several years.
The following table presents realized gains and losses from AFS securities:

Year ended December 31,
(in millions)	2006	2005	2004	(b)

Realized gains	$399	$302	$576
Realized losses	(942)	(1,638)	(238)

Net realized Securities gains (losses)(a)	$(543)	$(1,336)	$338

(a)	Proceeds from securities sold were generally within 2% of amortized cost.
(b)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

108	JPMorgan Chase & Co. / 2006 Annual Report

The amortized cost and estimated fair value of AFS and HTM securities were as follows for the dates indicated:

	2006				2005
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
December 31, (in millions)	cost	gains	losses	value	cost	gains	losses	value

Available-for-sale securities
U.S. government and federal agency obligations:
U.S. treasuries	$2,398	$—	$23	$2,375	$4,245	$24	$2	$4,267
Mortgage-backed securities	32	2	1	33	80	3	—	83
Agency obligations	78	8	—	86	165	16	—	181
Collateralized mortgage obligations	—	—	—	—	4	—	—	4
U.S. government-sponsored enterprise obligations	75,434	334	460	75,308	22,604	9	596	22,017
Obligations of state and political subdivisions	637	17	4	650	712	21	7	726
Debt securities issued by non-U.S. governments	6,150	7	52	6,105	5,512	12	18	5,506
Corporate debt securities	611	1	3	609	5,754	39	74	5,719
Equity securities	3,689	125	1	3,813	3,179	110	7	3,282
Other, primarily asset-backed securities(a)	2,890	50	2	2,938	5,738	23	23	5,738

Total available-for-sale securities	$91,919	$544	$546	$91,917	$47,993	$257	$727	$47,523

Held-to-maturity securities(b)
Total held-to-maturity securities	$58	$2	$—	$60	$77	$3	$—	$80

(a)	Includes collateralized mortgage obligations of private issuers.
(b)	Consists primarily of mortgage-backed securities issued by U.S. government-sponsored entities.

JPMorgan Chase & Co. / 2006 Annual Report	109

Notes to consolidated financial statements
JPMorgan Chase & Co.
The following table presents the fair value and gross unrealized losses for AFS securities by aging category at December 31:

	Securities with gross unrealized losses
	Less than 12 months		12 months or more			Total
		Gross		Gross	Total	Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
2006 (in millions)	value	losses	value	losses	value	losses

Available-for-sale securities
U.S. government and federal agency obligations:
U.S. treasuries	$2,268	$23	$—	$—	$2,268	$23
Mortgage-backed securities	8	1	—	—	8	1
Agency obligations	—	—	—	—	—	—
Collateralized mortgage obligations	—	—	—	—	—	—
U.S. government-sponsored enterprise obligations	17,877	262	6,946	198	24,823	460
Obligations of state and political subdivisions	—	—	180	4	180	4
Debt securities issued by non-U.S. governments	3,141	13	2,354	39	5,495	52
Corporate debt securities	387	3	—	—	387	3
Equity securities	17	1	—	—	17	1
Other, primarily asset-backed securities	1,556	1	82	1	1,638	2

Total securities with gross unrealized losses	$25,254	$304	$9,562	$242	$34,816	$546

	Securities with gross unrealized losses
	Less than 12 months		12 months or more			Total
		Gross		Gross	Total	Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
2005 (in millions)	value	losses	value	losses	value	losses

Available-for-sale securities
U.S. government and federal agency obligations:
U.S. treasuries	$3,789	$1	$85	$1	$3,874	$2
Mortgage-backed securities	—	—	47	—	47	—
Agency obligations	7	—	13	—	20	—
Collateralized mortgage obligations	15	—	30	—	45	—
U.S. government-sponsored enterprise obligations	10,607	242	11,007	354	21,614	596
Obligations of state and political subdivisions	237	3	107	4	344	7
Debt securities issued by non-U.S. governments	2,380	17	71	1	2,451	18
Corporate debt securities	3,076	52	678	22	3,754	74
Equity securities	1,838	7	2	—	1,840	7
Other, primarily asset-backed securities	778	14	370	9	1,148	23

Total securities with gross unrealized losses	$22,727	$336	$12,410	$391	$35,137	$727

Impairment of AFS securities is evaluated considering numerous factors, and their relative significance varies case-by-case. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of a security; and the Firm’s intent and ability to retain the security in order to allow for an anticipated recovery in fair value. If, based upon an analysis of each of the above factors, it is determined that the impairment is other-than-temporary, the carrying value of the security is written down to fair value, and a loss is recognized through earnings.
Included in the $546 million of gross unrealized losses on AFS securities at December 31, 2006, was $242 million of unrealized losses that have existed for a period greater than 12 months. These securities are predominately rated AAA and the unrealized losses primarily are due to overall increases in market interest rates and not concerns regarding the underlying credit of the issuers. The majority of the securities with unrealized losses aged greater than 12 months are obligations of U.S. government-sponsored enterprises and have a fair value at December 31, 2006, that is within 3% of their amortized cost basis.

110	JPMorgan Chase & Co. / 2006 Annual Report

The following table presents the amortized cost, estimated fair value and average yield at December 31, 2006, of JPMorgan Chase’s AFS and HTM securities by contractual maturity:

	Available-for-sale securities			Held-to-maturity securities
By remaining maturity at December 31, 2006	Amortized	Fair	Average	Amortized	Fair	Average
(in millions, except rates)	cost	value	yield (b)	cost	value	yield (b)

Due in one year or less	$7,067	$7,063	2.81%	$—	$—	—%
Due after one year through five years	4,007	4,007	3.95	—	—	—
Due after five years through 10 years	1,224	1,211	4.73	44	46	6.91
Due after 10 years(a)	79,621	79,636	5.58	14	14	6.61

Total securities	$91,919	$91,917	5.28%	$58	$60	6.84%

(a)	Includes securities with no stated maturity. Substantially all of the Firm’s MBSs and CMOs are due in 10 years or more based upon contractual maturity. The estimated duration, which reflects anticipated future prepayments based upon a consensus of dealers in the market, is approximately four years for MBSs and CMOs.
(b)	The average yield is based upon amortized cost balances at year end. Yields are derived by dividing interest income by total amortized cost. Taxable-equivalent yields are used where applicable.

Note 11 – Securities financing activities
JPMorgan Chase enters into resale agreements, repurchase agreements, securities borrowed transactions and securities loaned transactions, primarily to finance the Firm’s inventory positions, acquire securities to cover short positions and settle other securities obligations. The Firm also enters into these transactions to accommodate customers’ needs.
Securities purchased under resale agreements (“resale agreements”) and securities sold under repurchase agreements (“repurchase agreements”) are generally treated as collateralized financing transactions and are carried on the Consolidated balance sheets at the amounts the securities will be subsequently sold or repurchased, plus accrued interest. Where appropriate, resale and repurchase agreements with the same counterparty are reported on a net basis in accordance with FIN 41. JPMorgan Chase takes possession of securities purchased under resale agreements. On a daily basis, JPMorgan Chase monitors the market value of the underlying collateral, primarily U.S. and non-U.S. government and agency securities that it has received from its counterparties, and requests additional collateral when necessary.
Transactions similar to financing activities that do not meet the SFAS 140 definition of a repurchase agreement are accounted for as “buys” and “sells” rather than financing transactions. These transactions are accounted for as a purchase (sale) of the underlying securities with a forward obligation to sell (purchase) the securities. The forward purchase (sale) obligation, a derivative, is recorded on the Consolidated balance sheets at its fair value, with changes in fair value recorded in Principal transactions revenue.
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

December 31, (in millions)	2006	2005

Securities purchased under resale agreements	$122,479	$129,570
Securities borrowed	73,688	74,604

Securities sold under repurchase agreements	$143,253	$103,052
Securities loaned	8,637	14,072

JPMorgan Chase pledges certain financial instruments it owns to collateralize repurchase agreements and other securities financings. Pledged securities that can be sold or repledged by the secured party are identified as financial instruments owned (pledged to various parties) on the Consolidated balance sheets.
At December 31, 2006, the Firm had received securities as collateral that could be repledged, delivered or otherwise used with a fair value of approximately $317 billion. This collateral was generally obtained under resale or securities-borrowing agreements. Of these securities, approximately $291 billion were repledged, delivered or otherwise used, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales.

JPMorgan Chase & Co. / 2006 Annual Report	111

Notes to consolidated financial statements
JPMorgan Chase & Co.

Note 12 – Loans
Loans that are originated or purchased by the Firm and that management has the intent and ability to hold for the foreseeable future are reported at the principal amount outstanding, net of the Allowance for loan losses, unearned income and any net deferred loan fees. Loans that are either originated or purchased by the Firm and that management intends to sell or to securitize are classified as held-for-sale and are carried at the lower of cost or fair value, with valuation changes recorded in Noninterest revenue. Gains or losses on held-for-sale loans are also recorded in Noninterest revenue. Interest income is recognized using the interest method, or on a basis approximating a level rate of return over the term of the loan.
Loans are transferred from the retained portfolio to the held-for-sale portfolio when management decides to sell the loan. Transfers to held-for-sale are recorded at the lower of cost or fair value on the date of transfer; losses attributed to credit losses are charged off to the Allowance for loan losses and losses due to interest rates, or exchange rates, are recognized in Noninterest revenue.
Nonaccrual loans are those on which the accrual of interest is discontinued. Loans (other than certain consumer loans discussed below) are placed on nonaccrual status immediately if, in the opinion of management, full payment of principal or interest is in doubt, or when principal or interest is 90 days or more past due and collateral, if any, is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against Interest income. In addition, the amortization of net deferred loan fees is suspended. Interest income on nonaccrual loans is recognized only to the extent it is received in cash. However, where there is doubt regarding the ultimate collectibility of loan principal, all cash thereafter received is applied to reduce the carrying value of such loans. Loans are restored to accrual status only when interest and principal payments are brought current and future payments are reasonably assured. Loans are charged off to the Allowance for loan losses when it is highly certain that a loss has been realized.
Consumer loans are generally charged to the Allowance for loan losses upon reaching specified stages of delinquency, in accordance with the Federal Financial Institutions Examination Council (“FFIEC”) policy. For example, credit card loans are charged off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification of the filing of bankruptcy, whichever is earlier. Residential mortgage products are generally charged off to net realizable value at 180 days past due. Other consumer products, if collateralized, are generally charged off to net realizable value at 120 days past due. Accrued interest on residential mortgage products, automobile financings, education financings and certain other consumer loans are accounted for in accordance with the nonaccrual loan policy discussed in the preceding paragraph. Interest and fees related to credit card loans continue to accrue until the loan is charged off or paid in full. Accrued interest on all other consumer loans is generally reversed against Interest income when the loan is charged off. A collateralized loan is considered an in-substance foreclosure and is reclassified to assets acquired in loan satisfactions, within Other assets, only when JPMorgan Chase has taken physical possession of the collateral, regardless of whether formal foreclosure proceedings have taken place.
The composition of the loan portfolio at each of the dates indicated was as follows:

December 31, (in millions)	2006	2005

U.S. wholesale loans:
Commercial and industrial	$77,788	$70,233
Real estate	14,237	13,612
Financial institutions	14,103	11,100
Lease financing receivables	2,608	2,621
Other	9,950	14,499

Total U.S. wholesale loans	118,686	112,065

Non-U.S. wholesale loans:
Commercial and industrial	43,428	27,452
Real estate	1,146	1,475
Financial institutions	19,163	7,975
Lease financing receivables	1,174	1,144
Other	145	—

Total non-U.S. wholesale loans	65,056	38,046

Total wholesale loans:(a)
Commercial and industrial	121,216	97,685
Real estate(b)	15,383	15,087
Financial institutions	33,266	19,075
Lease financing receivables	3,782	3,765
Other	10,095	14,499

Total wholesale loans	183,742	150,111

Total consumer loans:(c)
Home equity	85,730	73,866
Mortgage	59,668	58,959
Auto loans and leases	41,009	46,081
All other loans	27,097	18,393
Credit card receivables(d)	85,881	71,738

Total consumer loans	299,385	269,037

Total loans(e)(f)	$483,127	$419,148

(a)	Includes Investment Bank, Commercial Banking, Treasury & Securities Services and Asset Management.
(b)	Represents credits extended for real estate–related purposes to borrowers who are primarily in the real estate development or investment businesses and for which the primary repayment is from the sale, lease, management, operations or refinancing of the property.
(c)	Includes Retail Financial Services and Card Services.
(d)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.
(e)	Loans are presented net of unearned income and net deferred loan fees of $2.3 billion and $3.0 billion at December 31, 2006 and 2005, respectively.
(f)	Includes loans held-for-sale (primarily related to securitization and syndication activities) of $55.2 billion and $34.2 billion at December 31, 2006 and 2005, respectively.
The following table reflects information about the Firm’s loan sales:

Year ended December 31, (in millions)	2006	2005	(a)	2004	(a)(b)

Net gains on sales of loans (including lower of cost or fair value adjustments)	$568	$365		$459

(a)	Prior periods have been revised to reflect the current presentation.
(b)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

112	JPMorgan Chase & Co. / 2006 Annual Report

Impaired loans
JPMorgan Chase accounts for and discloses nonaccrual loans as impaired loans and recognizes their interest income as discussed previously for nonaccrual loans. The following are excluded from impaired loans: small-balance, homogeneous consumer loans; loans carried at fair value or the lower of cost or fair value; debt securities; and leases.
The table below sets forth information about JPMorgan Chase’s impaired loans. The Firm primarily uses the discounted cash flow method for valuing impaired loans:

December 31, (in millions)	2006	2005

Impaired loans with an allowance	$623	$1,095
Impaired loans without an allowance(a)	66	80

Total impaired loans	$689	$1,175
Allowance for impaired loans under SFAS 114(b)	153	257

(a)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under SFAS 114.
(b)	The allowance for impaired loans under SFAS 114 is included in JPMorgan Chase’s Allowance for loan losses.

Year ended December 31,
(in millions)	2006	2005	2004

Average balance of impaired loans during the year	$990	$1,478	$1,883
Interest income recognized on impaired loans during the year	2	5	8

Note 13 – Allowance for credit losses
JPMorgan Chase’s Allowance for loan losses covers the wholesale (risk-rated) and consumer (scored) loan portfolios and represents management’s estimate of probable credit losses inherent in the Firm’s loan portfolio as of December 31, 2006, 2005 and 2004. Management also computes an allowance for wholesale lending-related commitments using a methodology similar to that used for the wholesale loans.
The table below summarizes the Firm’s reporting of its allowance for credit losses:

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
The statistical calculation is the product of probability of default and loss given default. For risk-rated loans (generally loans originated by the wholesale lines of business), these factors are differentiated by risk rating and maturity. For scored loans (generally loans originated by the consumer lines of business), loss is primarily determined by applying statistical loss factors and other risk indicators to pools of loans by asset type. Adjustments to the statistical calculation for the risk-rated portfolios are determined by creating estimated ranges using historical experience of both probability of default and loss given default. Factors related to concentrated and deteriorating industries are also incorporated into the calculation where relevant. Adjustments to the statistical calculation for the scored loan portfolios are accomplished in part by analyzing the historical loss experience for each major product segment. The estimated ranges and the determination of the appropriate point within the range are based upon management’s view of uncertainties that relate to current macroeconomic and political conditions, quality of underwriting standards, and other relevant internal and external factors affecting the credit quality of the portfolio.
The Allowance for lending-related commitments represents management’s estimate of probable credit losses inherent in the Firm’s process of extending credit as of December 31, 2006, 2005 and 2004. Management establishes an asset-specific allowance for lending-related commitments that are considered impaired and computes a formula-based allowance for performing wholesale lending-related commitments. These are computed using a methodology similar to that used for the wholesale loan portfolio, modified for expected maturities and probabilities of drawdown.
At least quarterly, the allowance for credit losses is reviewed by the Chief Risk Officer, the Chief Financial Officer and the Controller of the Firm and discussed with the Risk Policy and Audit Committees of the Board of Directors of the Firm. As of December 31, 2006, JPMorgan Chase deemed the allowance for credit losses to be appropriate (i.e., sufficient to absorb losses that are inherent in the portfolio, including those not yet identifiable).
The table below summarizes the changes in the Allowance for loan losses:

Year ended December 31, (in millions)	2006		2005	2004	(d)

Allowance for loan losses at January 1	$7,090		$7,320	$4,523
Addition resulting from the Merger, July 1, 2004	—		—	3,123
Gross charge-offs	(3,884)		(4,869)	(3,805	)(e)
Gross recoveries	842		1,050	706

Net charge-offs	(3,042)		(3,819)	(3,099)

Provision for loan losses:
Provision excluding accounting policy conformity	3,153		3,575	1,798
Accounting policy conformity	—		—	1,085

Total Provision for loan losses	3,153		3,575	2,883
Other	78	(a)	14	(110	)(f)

Allowance for loan losses at December 31	$7,279	(b)	$7,090 (c)	$7,320	(g)

(a)	Primarily relates to loans acquired in The Bank of New York transaction in the fourth quarter of 2006.
(b)	Includes $51 million of asset-specific and $7.2 billion of formula-based allowance. Included within the formula-based allowance was $5.1 billion related to a statistical calculation and an adjustment to the statistical calculation of $2.1 billion.
(c)	Includes $203 million of asset-specific and $6.9 billion of formula-based allowance. Included within the formula-based allowance was $5.1 billion related to a statistical calculation (including $400 million related to Hurricane Katrina), and an adjustment to a statistical calculation of $1.8 billion.
(d)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
(e)	Includes $406 million related to the Manufactured Home Loan portfolio in the fourth quarter of 2004.
(f)	Primarily represents the transfer of the allowance for accrued interest and fees on reported and securitized credit card loans.
(g)	Includes $469 million of asset-specific and $6.8 billion of formula-based allowance. Included within the formula-based allowance was $4.8 billion related to a statistical calculation and an adjustment to the statistical calculation of $2.0 billion.

JPMorgan Chase & Co. / 2006 Annual Report	113

Notes to consolidated financial statements
JPMorgan Chase & Co.

The table below summarizes the changes in the Allowance for lending-related commitments:

Year ended December 31, (in millions)	2006	2005	2004	(c)

Allowance for lending-related commitments at January 1	$400	$492	$324
Addition resulting from the Merger, July 1, 2004	—	—	508
Provision for lending-related commitments:
Provision excluding accounting policy conformity	117	(92)	(112)
Accounting policy conformity	—	—	(227	)(d)

Total Provision for lending-related commitments	117	(92)	(339)
Other(a)	7	—	(1)

Allowance for lending-related commitments at December 31(b)	$524	$400	$492

(a)	2006 amount relates to The Bank of New York transaction.
(b)	2006 includes $33 million of asset-specific and $491 million of formula-based allowance. 2005 includes $60 million of asset-specific and $340 million of formula-based allowance. 2004 includes $130 million of asset-specific and $362 million of formula-based allowance. The formula-based allowance for lending-related commitments is based upon a statistical calculation.
There is no adjustment to the statistical calculation for lending-related commitments.
(c)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
(d)	Represents a reduction of $227 million to conform provision methodologies in the whole- sale portfolio.
Note 14 – Loan securitizations
JPMorgan Chase securitizes and sells a variety of its consumer and wholesale loans. Consumer activities include securitizations of residential real estate, credit card and automobile loans that are originated or purchased by Retail Financial Services (“RFS”), and Card Services (“CS”). Wholesale activities include securitizations of purchased residential real estate loans and commercial loans (primarily real estate–related) originated by the Investment Bank (“IB”).
JPMorgan Chase–sponsored securitizations utilize SPEs as part of the securitization process. These SPEs are structured to meet the definition of a QSPE (as discussed in Note 1 on page 94 of this Annual Report); accordingly, the assets and liabilities of securitization-related QSPEs are not reflected in the Firm’s Consolidated balance sheets (except for retained interests, as described below) but are included on the balance sheet of the QSPE purchasing the assets. Assets held by securitization-related QSPEs as of December 31, 2006 and 2005, were as follows:

December 31, (in billions)	2006	2005

Consumer activities
Credit card receivables	$86.4	$96.0
Automobile loans	4.9	5.5
Residential mortgage receivables	40.7	29.8
Wholesale activities
Residential mortgages	43.8	11.1
Commercial and other(a)(b)	87.1	61.8

Total	$262.9	$204.2

(a)	Cosponsored securitizations include non-JPMorgan originated assets
(b)	Commercial and other consists of commercial loans (primarily real estate) and non-mortgage consumer receivables purchased from third parties.
The Firm records a loan securitization as a sale when the accounting criteria for a sale are met. Those criteria are: (1) the transferred assets are legally isolated from the Firm’s creditors; (2) the entity can pledge or exchange the financial assets or, if the entity is a QSPE, its investors can pledge or exchange their interests; and (3) the Firm does not maintain effective control via an agreement to repurchase the transferred assets before their maturity or have the ability to unilaterally cause the holder to return the transferred assets.
For loan securitizations that meet the accounting sales criteria, the gains or losses recorded depend, in part, on the carrying amount of the loans sold and are allocated between the loans sold and the retained interests, based upon their relative fair values at the date of sale. Gains on securitizations are reported in Noninterest revenue. When quoted market prices for the retained interests are not available, the Firm estimates the fair value for these retained interests by determining the present value of future expected cash flows using modeling techniques. Such models incorporate management’s best estimates of key variables, such as expected credit losses, prepayment speeds and the discount rates appropriate for the risks involved.
Interests in the securitized loans may be retained by the Firm in the form of senior or subordinated interest-only strips, senior and subordinated tranches, and escrow accounts. The classification of retained interests is dependent upon several factors, including the type of interest (e.g., whether the retained interest is represented by a security certificate) and when it was retained, due to the adoption of SFAS 155. The Firm has elected to fair value all interests in securitized loans retained after December 31, 2005, that have an embedded derivative required to be bifurcated under SFAS 155; these retained interests are classified primarily as Trading assets. Retained interests from wholesale activities are classified as Trading assets. For consumer activities, senior and subordinated retained interests represented by a security certificate are classified as AFS. Retained interests not represented by a security certificate are classified in Other assets. For those retained interests that are subject to prepayment risk (such that JPMorgan Chase may not recover substantially all of its investment) but are not required to be bifurcated under SFAS 155, the retained interests are recorded at fair value; subsequent adjustments are reflected in earnings or in Other comprehensive income (loss). Retained interests classified as AFS are subject to the impairment provisions of
EITF 99-20.
Credit card securitization trusts require the Firm to maintain a minimum undivided interest in the trusts, representing the Firm’s interests in the receivables transferred to the trust that have not been securitized. These seller’s interests are not represented by security certificates. The Firm’s undivided interests are carried at historical cost and are classified in Loans.

114	JPMorgan Chase & Co. / 2006 Annual Report

2006, 2005 and 2004 Securitization activity
The following table summarizes new securitization transactions that were completed during 2006, 2005 and 2004; the resulting gains arising from such securitizations; certain cash flows received from such securitizations; and the key economic assumptions used in measuring the retained interests, as of the dates of such sales:

	Consumer activities			Wholesale activities
Year ended December 31, 2006			Residential	Residential	Commercial
(in millions, except rates and where otherwise noted)	Credit card	Automobile	mortgage	mortgage	and other

Principal securitized	$9,735	$2,405	$16,803	$30,810	$13,858
Pretax gains (losses)	67	–	85	161	129
Cash flow information:
Proceeds from securitizations	$9,735	$1,745	$16,754	$31,048	$14,248
Servicing fees collected	88	3	18	–	1
Other cash flows received	401	–	–	35	95
Proceeds from collections reinvested in revolving securitizations	151,186	–	–	–	–

Key assumptions (rates per annum):
Prepayment rate(a)	20.0–22.2%	1.4–1.5%	18.2–24.6%	10.0–45.0%	0.0–36.2%
	PPR	ABS	CPR	CPR	CPR

Weighted-average life (in years)	0.4	1.4–1.9	3.0–3.6	1.5–4.0	1.5–6.1
Expected credit losses(b)	3.3–4.2%	0.3–0.7%	–%	0.1–3.3%	0.0–0.9%
Discount rate	12.0%	7.6–7.8%	8.4–12.7%	15.1–26.2%	3.8–14.0%

	Consumer activities			Wholesale activities
Year ended December 31, 2005			Residential	Residential	Commercial
(in millions, except rates and where otherwise noted)	Credit card	Automobile	mortgage	mortgage	and other

Principal securitized	$15,145	$3,762	$18,125	$11,399	$11,292
Pretax gains (losses)	101	9 (c)	21	(3)	134
Cash flow information:
Proceeds from securitizations	$14,844	$2,622	$18,093	$11,494	$11,398
Servicing fees collected	94	4	17	–	–
Other cash flows received	298	–	–	–	3
Proceeds from collections reinvested in revolving securitizations	129,696	–	–	–	–

Key assumptions (rates per annum):
Prepayment rate(a)	16.7–20.0%	1.5%	9.1–12.1%	22.0–43.0%	0.0–50.0%
	PPR	ABS	CPR	CPR	CPR

Weighted-average life (in years)	0.4–0.5	1.4–1.5	5.6–6.7	1.4–2.6	1.0–4.4
Expected credit losses(b)	4.7–5.7%	0.6–0.7%	–%	0.6–2.0%	–%
Discount rate	12.0%	6.3–7.3%	13.0–13.3%	16.0–18.5%	0.6–0.9%

	Consumer activities
Year ended December 31, 2004(d)			Residential
(in millions, except rates and where otherwise noted)	Credit card	Automobile	mortgage	Wholesale activities(e)

Principal securitized	$8,850	$1,600	$6,529	$8,756
Pretax gains (losses)	52	(3)	47	135
Cash flow information:
Proceeds from securitizations	$8,850	$1,597	$6,608	$8,430
Servicing fees collected	69	1	12	3
Other cash flows received	225	–	25	16
Proceeds from collections reinvested in revolving securitizations	110,697	–	–	–

Key assumptions (rates per annum):
Prepayment rate(a)	15.5–16.7%	1.5%	23.8–37.6%	17.0–50.0%
	PPR	ABS	CPR	CPR

Weighted-average life (in years)	0.5–0.6	1.8	1.9–3.0	2.0–4.0
Expected credit losses(b)	5.5–5.8%	0.6%	1.0–2.3%	0.0–3.0%
Discount rate	12.0%	4.1%	15.0–30.0%	0.6–5.0%

(a)	CPR: constant prepayment rate; PPR: principal payment rate; ABS: absolute prepayment speed.
(b)	Expected credit losses for prime residential mortgage and certain wholesale securitizations are minimal and are incorporated into other assumptions.
(c)	The auto securitization gain of $9 million does not include the write-down of loans transferred to held-for-sale in 2005 and risk management activities intended to protect the economic value of the loans while held-for-sale.
(d)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
(e)	Delineation between Residential mortgage and Commercial and other is not available for 2004.

JPMorgan Chase & Co. / 2006 Annual Report	115

Notes to consolidated financial statements
JPMorgan Chase & Co.

At both December 31, 2006 and 2005, the Firm had, with respect to its credit card master trusts, $19.3 billion and $24.8 billion, respectively, related to undivided interests, and $2.5 billion and $2.2 billion, respectively, related to subordinated interests in accrued interest and fees on the securitized receivables, net of an allowance for uncollectible amounts. Credit card securitization trusts require the Firm to maintain a minimum undivided interest of 4% to 12% of the principal receivables in the trusts. The Firm maintained an average undivided interest in principal receivables in the trusts of approximately 21% for 2006 and 23% for 2005.
The Firm also maintains escrow accounts up to predetermined limits for some credit card and automobile securitizations, to cover the unlikely event of deficiencies in cash flows owed to investors. The amounts available in such escrow accounts are recorded in Other assets and, as of December 31, 2006, amounted to $153 million and $56 million for credit card and automobile securitizations, respectively; as of December 31, 2005, these amounts were $754 million and $76 million for credit card and automobile securitizations, respectively.
JPMorgan Chase retains servicing responsibilities for all originated and for certain purchased residential mortgage, credit card and automobile loan securitizations and for certain commercial activity securitizations it sponsors, and receives servicing fees based upon the securitized loan balance plus certain ancillary fees. The Firm also retains the right to service the residential mortgage loans it sells in connection with mortgage-backed securities transactions with the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”). For a discussion of mortgage servicing rights, see Note 16 on pages 121–122 of this Annual report.
In addition to the amounts reported for securitization activity on the previous page, the Firm sold residential mortgage loans totaling $53.7 billion, $52.5 billion and $65.7 billion during 2006, 2005 and 2004, respectively, primarily as GNMA, FNMA and Freddie Mac mortgage-backed securities; these sales resulted in pretax gains of $251 million, $293 million and $58 million, respectively.
The table below summarizes other retained securitization interests, which are primarily subordinated or residual interests, and are carried at fair value on the Firm’s Consolidated balance sheets:

December 31, (in millions)	2006	2005

Consumer activities
Credit card(a)(b)	$833	$808
Automobile(a)(c)	168	150
Residential mortgage(a)	155	182
Wholesale activities(d)
Residential mortgages	1,032	245
Commercial and other	117	20

Total	$2,305	$1,405

(a)	Pretax unrealized gains recorded in Stockholders’ equity that relate to retained securitization interests on consumer activities totaled $3 million and $6 million for credit card; $4 million and $5 million for automobile and $51 million and $60 million for residential mortgage at December 31, 2006 and 2005, respectively.
(b)	The credit card retained interest amount noted above includes subordinated securities retained by the Firm totaling $301 million and $357 million at December 31, 2006 and 2005, respectively, that are classified as AFS securities. The securities are valued using quoted market prices and therefore are not included in the key economic assumptions and sensitivities table that follows.
(c)	In addition to the automobile retained interest amounts noted above, the Firm also retained senior securities totaling $188 million and $490 million at December 31, 2006 and 2005, respectively, that are classified as AFS securities. These securities are valued using quoted market prices and therefore are not included in the key economic assumption and sensitivities table that follows.
(d)	In addition to the wholesale retained interest amounts noted above, the Firm also retained subordinated securities totaling $23 million and $51 million at December 31, 2006 and 2005, respectively, predominately from resecuritizations activities that are classified as Trading assets. These securities are valued using quoted market prices and therefore are not included in the key assumptions and sensitivities table that follows.
The table below outlines the key economic assumptions used to determine the fair value of the Firm’s retained interests in its securitizations at December 31, 2006 and 2005, respectively; and it outlines the sensitivities of those fair values to immediate 10% and 20% adverse changes in those assumptions:

	Consumer activities				Wholesale activities
December 31, 2006			Residential		Residential	Commercial
(in millions, except rates and where otherwise noted)	Credit card	Automobile	mortgage		mortgage	and other

Weighted-average life (in years)	0.4–0.5	1.1	0.2–3.4		1.9–2.5	0.2–5.9

Prepayment rate	17.5–20.4%	1.4%	19.3–41.8%		10.0–42.9%	0.0–50.0	%(c)
	PPR	ABS	CPR		CPR	CPR
Impact of 10% adverse change	$(52)	$(1)	$(4)		$(44)	$(1)
Impact of 20% adverse change	(104)	(3)	(7)		(62)	(2)

Loss assumption	3.5–4.1%	0.7%	0.0-5.1	%(a)	0.1–2.2%	0.0–1.3%
Impact of 10% adverse change	$(87)	$(4)	$(4)		$(45)	$(1)
Impact of 20% adverse change	(175)	(7)	(8)		(89)	(1)
Discount rate	12.0%	7.6%	8.4–30.0	%(b)	16.0–20.0%	0.5–14.0%
Impact of 10% adverse change	$(2)	$(1)	$(3)		$(25)	$(1)
Impact of 20% adverse change	(3)	(2)	(7)		(48)	(2)

116	JPMorgan Chase & Co. / 2006 Annual Report

	Consumer activities				Wholesale activities
December 31, 2005			Residential		Residential	Commercial
(in millions, except rates and where otherwise noted)	Credit card	Automobile	Mortgage		mortgage	and other

Weighted-average life (in years)	0.4–0.7	1.2	0.5-3.5		2.6	0.2–4.1

Prepayment rate	11.9–20.8%	1.5%	20.1–43.7%		22.0–46.6%	0.0–50.0	%(c)
	PPR	ABS	CPR		CPR	CPR
Impact of 10% adverse change	$(44)	$—	$(3)		$(4)	$(1)
Impact of 20% adverse change	(88)	(2)	(5)		(4)	(2)

Loss assumption	3.2–8.1%	0.7%	0.0–5.2	%(a)	0.6–2.0%	0.0%
Impact of 10% adverse change	$(77)	$(4)	$(10)		$(6)	$—
Impact of 20% adverse change	(153)	(9)	(19)		(11)	—
Discount rate	6.9–12.0%	7.2%	12.7–30.0	%(b)	16.0–18.5%	0.2–4.7%
Impact of 10% adverse change	$(2)	$(1)	$(4)		$(6)	$—
Impact of 20% adverse change	(4)	(3)	(8)		(12)	—

(a)	Expected credit losses for prime residential mortgage are minimal and are incorporated into other assumptions.
(b)	The Firm sold certain residual interests from subprime mortgage securitizations via Net Interest Margin (“NIM”) securitizations and retains residual interests in these NIM transactions, which are valued using a 30% discount rate.
(c)	Prepayment risk on certain wholesale retained interests for commercial and other are minimal and are incorporated into other assumptions.

The sensitivity analysis in the preceding table is hypothetical. Changes in fair value based upon a 10% or 20% variation in assumptions generally cannot be extrapolated easily because the relationship of the change in the assumptions to the change in fair value may not be linear. Also, in the table, the effect that a change in a particular assumption may have on the fair value is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might counteract or magnify the sensitivities.

Expected static-pool net credit losses include actual incurred losses plus projected net credit losses, divided by the original balance of the outstandings comprising the securitization pool. The table below displays the expected static-pool net credit losses for 2006, 2005 and 2004, based upon securitizations occurring in that year:

	Loans securitized in:(a)
	2006		2005		2004(c)
	Residential mortgage(b)	Automobile	Residential mortgage(b)	Automobile	Residential mortgage	Automobile

December 31, 2006	4.4%	0.6%	3.5%	0.7%	0.0–3.1%	0.7%
December 31, 2005	NA	NA	3.3	0.9	0.0–2.4	0.8
December 31, 2004	NA	NA	NA	NA	0.0–3.3	1.1

(a)	Static-pool losses are not applicable to credit card securitizations due to their revolving nature.
(b)	Primarily includes subprime residential mortgages securitized in 2006 and 2005 as part of wholesale activities. Expected losses for prime residential mortgage securitizations are minimal for consumer activities.
(c)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

JPMorgan Chase & Co. / 2006 Annual Report	117

Notes to consolidated financial statements
JPMorgan Chase & Co.
The table below presents information about delinquencies, net charge-offs (recoveries) and components of reported and securitized financial assets at December 31, 2006 and 2005:

			Nonaccrual and 90 days or				Net loan charge-offs
	Total Loans		more past due(d)				(recoveries) Year ended
December 31, (in millions)	2006	2005	2006		2005		2006	2005

Home Equity	$85,730	$73,866	$454		$422		$143	$141
Mortgage	59,668	58,959	769		442		56	25
Auto loans and leases	41,009	46,081	132		193		238	277
All other loans	27,097	18,393	322		281		139	129
Credit card receivables	85,881	71,738	1,344		1,091		2,488	3,324

Total consumer loans	299,385	269,037	3,021	(e)	2,429	(e)	3,064	3,896
Total wholesale loans	183,742	150,111	420		1,042		(22)	(77)

Total loans reported	483,127	419,148	3,441		3,471		3,042	3,819

Securitized consumer loans:
Residential mortgage(a)	7,995	8,061	191		370		57	105
Automobile	4,878	5,439	10		11		15	15
Credit card	66,950	70,527	962		730		2,210	3,776

Total consumer loans securitized	79,823	84,027	1,163		1,111		2,282	3,896
Securitized wholesale activities

Residential mortgage(a)	27,275	4,787	544		4		13	—
Commercial and other	13,756	4,262	6		—		3	—

Total securitized wholesale activities	41,031	9,049	550		4		16	—

Total loans securitized(b)	120,854	93,076	1,713		1,115		2,298	3,896

Total loans reported and securitized(c)	$603,981	$512,224	$5,154		$4,586		$5,340	$7,715

(a)	Includes $18.6 billion and $11.9 billion of outstanding principal balances on securitized subprime 1–4 family residential mortgage loans as of December 31, 2006 and 2005, respectively.
(b)	Total assets held in securitization-related SPEs were $262.9 billion and $204.2 billion at December 31, 2006 and 2005, respectively. The $120.9 billion and $93.1 billion of loans securitized at December 31, 2006 and 2005, respectively, excludes: $122.5 billion and $85.6 billion of securitized loans, in which the Firm’s only continuing involvement is the servicing of the assets; $19.3 billion and $24.8 billion of seller’s interests in credit card master trusts; and $0.2 billion and $0.7 billion of escrow accounts and other assets, respectively.
(c)	Represents both loans on the Consolidated balance sheets and loans that have been securitized, but excludes loans for which the Firm’s only continuing involvement is servicing of the assets.
(d)	Includes nonperforming HFS loans of $120 million and $136 million at December 31, 2006 and 2005, respectively.
(e)	Excludes nonperforming assets related to (i) loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by U.S. government agencies and U.S. government-sponsored enterprises of $1.2 billion and $1.1 billion for December 31, 2006 and 2005, respectively, and (ii) education loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program of $0.2 billion at December 31, 2006. These amounts for GNMA and education loans are excluded, as reimbursement is proceeding normally.

Note 15 – Variable interest entities
Refer to Note 1 on page 94 of this Annual Report for a further description of JPMorgan Chase’s policies regarding consolidation of variable interest entities.
JPMorgan Chase’s principal involvement with VIEs occurs in the following business segments:
•	Investment Bank: Utilizes VIEs to assist clients in accessing the financial markets in a cost-efficient manner by providing flexibility relating to price, yield and desired risk. There are two broad categories of transactions involving VIEs in the IB: (1) multi-seller conduits and (2) client inter- mediation; both are discussed below. The IB also securitizes loans through QSPEs, to create asset-backed securities, as further discussed in Note 14 on pages 114–118 of this Annual Report.

•	Asset Management (“AM”): Provides investment management services to a limited number of the Firm’s mutual funds deemed VIEs. AM earns a fixed fee based upon assets managed; the fee varies with each fund’s investment objective and is competitively priced. For the limited number of funds that qualify as VIEs, AM’s relationships with such funds are not considered significant variable interests under FIN 46R.

•	Treasury & Securities Services: Provides services to a number of VIEs. These services are similar to those provided to non-VIEs. TSS earns market-based fees for services provided. Such relationships are not considered significant variable interests under FIN 46R.

•	Commercial Banking: Utilizes VIEs to assist clients in accessing the financial markets in a cost-efficient manner. This is often accomplished through the use of products similar to those offered in the Investment Bank. Commercial Banking may assist in the structuring and/or on-going administration of these VIEs and may provide liquidity, letters of credit and/or derivative instruments in support of the VIE. Such relationships are not considered significant variable interests under FIN 46R.

•	The Private Equity business, included in Corporate, may be involved with entities that could be deemed VIEs. Private equity activities are accounted for in accordance with the Investment Company Audit Guide (“Audit Guide”). The FASB deferred adoption of FIN 46R for nonregistered investment companies that apply the Audit Guide until the proposed Statement of Position on the clarification of the scope of the Audit Guide is finalized. The Firm continues to apply this deferral provision; had FIN 46R been applied to VIEs subject to this deferral, the impact would have had an insignificant impact on the Firm’s Consolidated financial statements as of December 31, 2006.
As noted above, there are two broad categories of transactions involving VIEs with which the IB is involved: multi-seller conduits and client intermediation.

118	JPMorgan Chase & Co. / 2006 Annual Report

Multi-seller conduits
The Firm is an active participant in the asset-backed securities business, helping meet customers’ financing needs by providing access to the commercial paper markets through VIEs known as multi-seller conduits. These companies are separate bankruptcy-remote companies in the business of purchasing interests in, and making loans secured by, receivable pools and other financial assets pursuant to agreements with customers. The companies fund their purchases and loans through the issuance of highly rated commercial paper. The primary source of repayment of the commercial paper is the cash flow from the pools of assets.
JPMorgan Chase serves as the administrator and provides contingent liquidity support and limited credit enhancement for several multi-seller conduits. The commercial paper issued by the conduits is backed by collateral, credit enhancements and commitments to provide liquidity sufficient to enable the conduit to receive a liquidity rating of at least A-1, P-1 and, in certain cases, F1.
As a means of ensuring timely repayment of the commercial paper, each asset pool financed by the conduits has a minimum 100% deal-specific liquidity facility associated with it. The liquidity facilities are typically in the form of asset purchase agreements and are generally structured such that the liquidity is provided by the Firm purchasing, or lending against, a pool of nondefaulted, performing assets. Deal-specific liquidity facilities are the primary source of liquidity support for the conduits.
The Firm also provides vehicles with program-wide liquidity, in the form of revolving and short-term lending commitments, in the event of short-term disruptions in the commercial paper market.
Deal-specific credit enhancement that supports the commercial paper issued by the conduits is generally structured to cover a multiple of historical losses expected on the pool of assets and is provided primarily by customers (i.e., sellers) or other third parties. The deal-specific credit enhancement is typically in the form of overcollateralization provided by the seller but also may include any combination of the following: recourse to the seller or originator, cash collateral accounts, letters of credit, excess spread, retention of subordinated interests or third-party guarantees. In certain instances, the Firm provides limited credit enhancement in the form of standby letters of credit.
In June 2006, the Firm restructured four multi-seller conduits that it administers: each conduit issued a capital note that was acquired by an independent third-party investor who absorbs the majority of the expected losses of the respective conduit whose note it had purchased. In determining the primary beneficiary of the conduits, the Firm used a Monte Carlo–based model to size the expected losses and considered the relative rights and obligations of each of the variable interest holders. As a result of the restructuring, the Firm deconsolidated approximately $33 billion of assets and liabilities as of June 30, 2006. The following table summarizes the Firm’s involvement with Firm-administered multi-seller conduits:

	Consolidated		Nonconsolidated		Total
December 31, (in billions)	2006	2005	2006	2005	2006	2005

Total commercial paper issued by conduits	$3.4	$35.2	$44.1	$8.9	$47.5	$44.1
Commitments
Asset-purchase agreements	$0.5	$47.9	$66.0	$14.3	$66.5	$62.2
Program-wide liquidity commitments	1.0	5.0	4.0	1.0	5.0	6.0
Program-wide limited credit enhancements	—	1.3	1.6	1.0	1.6	2.3

Maximum exposure to loss(a)	1.0	48.4	67.0	14.8	68.0	63.2

(a)	The Firm’s maximum exposure to loss is limited to the amount of drawn commitments (i.e., sellers’ assets held by the multi-seller conduits for which the Firm provides liquidity support) of $43.9 billion and $41.6 billion at December 31, 2006 and 2005, respectively, plus contractual but undrawn commitments of $24.1 billion and $21.6 billion at December 31, 2006 and 2005, respectively. Certain of the Firm’s administered multi-seller conduits were deconsolidated as of June 30, 2006; the assets deconsolidated were approximately $33 billion. Since the Firm provides credit enhancement and liquidity to Firm administered multi-seller conduits, the maximum exposure is not adjusted to exclude exposure that would be absorbed by third-party liquidity providers.

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

JPMorgan Chase & Co. / 2006 Annual Report	119

Notes to consolidated financial statements
JPMorgan Chase & Co.

The Firm structures credit-linked notes in which the VIE purchases highly rated assets (such as asset-backed securities) and enters into a credit derivative contract with the Firm to obtain exposure to a referenced credit not held by the VIE. Credit-linked notes are issued by the VIE to transfer the risk of the referenced credit to the investors in the VIE. Clients and investors often prefer a VIE structure, since the credit-linked notes generally carry a higher credit rating than they would if issued directly by JPMorgan Chase.
The Firm is involved with municipal bond vehicles for the purpose of creating a series of secondary market trusts that allow tax-exempt investors to finance their investments at short-term tax-exempt rates. The VIE purchases fixed-rate, longer-term highly rated municipal bonds by issuing puttable floating-rate certificates and inverse floating-rate certificates; the investors that purchase the inverse floating-rate certificates are exposed to the residual losses of the VIE (the “residual interests”). For vehicles in which the Firm owns the residual interests, the Firm consolidates the VIE. In vehicles in which third-party investors own the residual interests, the Firm’s exposure is limited because of the high credit quality of the underlying municipal bonds, the unwind triggers based upon the market value of the underlying collateral and the residual interests held by third parties. The Firm often serves as remarketing agent for the VIE and provides liquidity to support the remarketing.
Assets held by credit-linked and municipal bond vehicles at December 31, 2006 and 2005, were as follows:

December 31, (in billions)	2006	2005

Credit-linked note vehicles(a)	$20.2	$13.5
Municipal bond vehicles(b)	16.9	13.7

(a)	Assets of $1.8 billion reported in the table above were recorded on the Firm’s Consolidated balance sheets at December 31, 2006 and 2005, due to contractual relationships held by the Firm that relate to collateral held by the VIE.
(b)	Total amounts consolidated due to the Firm owning residual interests were $4.7 billion and $4.9 billion at December 31, 2006 and 2005, respectively, and are reported in the table.
Total liquidity commitments were $10.2 billion and $5.8 billion at December 31, 2006 and 2005, respectively. The Firm’s maximum credit exposure to all municipal bond vehicles was $14.9 billion and $10.7 billion at December 31, 2006 and 2005, respectively.
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
Consolidated VIE assets
The following table summarizes the Firm’s total consolidated VIE assets, by classification, on the Consolidated balance sheets, as of December 31, 2006 and 2005:

December 31, (in billions)	2006(d)	2005

Consolidated VIE assets(a)
Securities purchased under resale agreements(b)	$8.0	$2.6
Trading assets(c)	9.8	9.3
Investment securities	0.2	1.9
Interests in purchased receivables	—	29.6
Loans(b)	15.9	8.1
Other assets	2.9	0.4

Total consolidated assets	$36.8	$51.9

(a)	The Firm also holds $3.5 billion and $3.9 billion of assets, at December 31, 2006 and 2005, respectively, primarily as a seller’s interest, in certain consumer securitizations in a segregated entity, as part of a two-step securitization transaction. This interest is included in the securitization activities disclosed in Note 14 on pages 114–118 of this Annual Report.
(b)	Includes activity conducted by the Firm in a principal capacity, primarily in the IB.
(c)	Includes the fair value of securities and derivative receivables.
(d)	Certain multi-seller conduits administered by the Firm were deconsolidated as of June 30, 2006; the assets deconsolidated consisted of $29 billion of Interests in purchased receivables, $3 billion of Loans and $1 billion of investment securities.
Interests in purchased receivables included interests in receivables purchased by Firm-administered conduits, which had been consolidated in accordance with FIN 46R. Interests in purchased receivables were carried at cost and reviewed to determine whether an other-than-temporary impairment existed.
The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item titled, “Beneficial interests issued by consolidated variable interest entities” on the Consolidated balance sheets. The holders of these beneficial interests do not have recourse to the general credit of JPMorgan Chase. See Note 19 on page 124 of this Annual Report for the maturity profile of FIN 46 long-term beneficial interests.
FIN 46(R)-6 Transition
In April 2006, the FASB issued FSP FIN 46(R)-6, which requires an analysis of the design of a VIE in determining the variability to be considered in the application of FIN 46(R). The Firm adopted the guidance in FSP FIN 46(R)-6 prospectively on July 1, 2006. The adoption of FSP FIN 46(R)-6 did not significantly change the way in which the Firm evaluated its interests in VIEs under FIN 46(R); thus, it had an immaterial impact on the Firm’s consolidated financial statements.

120	JPMorgan Chase & Co. / 2006 Annual Report

Note 16 – Goodwill and other intangible assets
Goodwill is not amortized. It is instead tested for impairment in accordance with SFAS 142 at the reporting-unit segment, which is generally one level below the six major reportable business segments (as described in Note 33 on pages 139–141 of this Annual Report); plus Private Equity (which is included in Corporate). Goodwill is tested annually (during the fourth quarter) or more often if events or circumstances, such as adverse changes in the business climate, indicate there may be impairment. Intangible assets determined to have indefinite lives are not amortized but instead are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test compares the fair value of the indefinite-lived intangible asset to its carrying amount. Other acquired intangible assets determined to have finite lives, such as core deposits and credit card relationships, are amortized over their estimated useful lives in a manner that best reflects the economic benefits of the intangible asset. In addition, impairment testing is performed periodically on these amortizing intangible assets.
Goodwill and other intangible assets consist of the following:

December 31, (in millions)	2006	2005

Goodwill	$45,186	$43,621
Mortgage servicing rights	7,546	6,452
Purchased credit card relationships	2,935	3,275

All other intangibles:

Other credit card–related intangibles	$302	$124
Core deposit intangibles	2,623	2,705
Other intangibles	1,446	2,003

Total All other intangible assets	$4,371	$4,832

Goodwill
As of December 31, 2006, Goodwill increased by $1.6 billion compared with December 31, 2005. The increase is due principally to the $1.8 billion of goodwill resulting from the acquisition of the consumer, business banking and middle-market banking businesses of The Bank of New York, as well as $510 million of goodwill resulting from the acquisition of Collegiate Funding Services. The increase from acquisitions was offset partially by a reduction to Goodwill: of $402 million due to the sale of selected corporate trust businesses to The Bank of New York; resulting from purchase accounting adjustments related to the acquisition of the Sears Canada credit card business; of $111 million due to the sale of the insurance business; and of $70 million related to reclassifying net assets of a subsidiary as held-for-sale.
Goodwill attributed to the business segments was as follows:

December 31, (in millions)	2006	2005

Investment Bank	$3,526	$3,531
Retail Financial Services	16,955	14,991
Card Services	12,712	12,984
Commercial Banking	2,901	2,651
Treasury & Securities Services	1,605	2,062
Asset Management	7,110	7,025
Corporate (Private Equity)	377	377

Total Goodwill	$45,186	$43,621

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
The amount initially capitalized as MSRs represents the amount paid to third parties to acquire MSRs or is the estimate of fair value, if retained upon the sale or securitization of mortgage loans. The Firm estimates the fair value of MSRs for initial capitalization and ongoing valuation using an option-adjusted spread (“OAS”) model, which projects MSR cash flows over multiple interest rate scenarios in conjunction with the Firm’s proprietary prepayment model, and then discounts these cash flows at risk-adjusted rates. The model considers portfolio characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenues, and costs to service, and other economic factors. The Firm compares fair value estimates and assumptions to observable market data where available and to recent market activity and actual portfolio experience.
The fair value of MSRs is sensitive to changes in interest rates, including their effect on prepayment speeds. JPMorgan Chase uses or has used combinations of derivatives, AFS securities and trading instruments to manage changes in the fair value of MSRs. The intent is to offset any changes in the fair value of MSRs with changes in the fair value of the related risk management instruments. MSRs decrease in value when interest rates decline. Conversely, securities (such as mortgage-backed securities), principal-only certificates and certain derivatives (when the Firm receives fixed-rate interest payments) increase in value when interest rates decline.
In March 2006, the FASB issued SFAS 156, which permits an entity a one-time irrevocable election to adopt fair value accounting for a class of servicing assets. JPMorgan Chase elected to adopt the standard effective January 1, 2006, and defined MSRs as one class of servicing assets for this election. At the transition date, the fair value of the MSRs exceeded their carrying amount, net of any related valuation allowance, by $150 million net of taxes. This amount was recorded as a cumulative-effect adjustment to retained earnings as of January 1, 2006. MSRs are recognized in the Consolidated balance sheet at fair value, and changes in their fair value are recorded in current-period earnings. During 2006, as in prior years, revenue amounts related to MSRs and the financial instruments used to manage the risk of MSRs are recorded in Mortgage fees and related income.
For the years ended December 31, 2005 and 2004, MSRs were accounted for under SFAS 140, using a lower of cost or fair value approach. Under this approach, MSRs were amortized as a reduction of the actual servicing income received in proportion to, and over the period of, the estimated future net servicing income stream of the underlying mortgage loans. For purposes of evaluating and measuring impairment of MSRs, the Firm stratified the portfolio on the basis of the predominant risk characteristics, which are loan type and interest rate. Any indicated impairment was recognized as a reduction in revenue through a valuation allowance, which represented the extent to which the carrying value of an individual stratum exceeded its estimated fair value. Any gross carrying value and related valuation allowance amounts which were not expected to be recovered in the foreseeable future, based upon the interest rate scenario, were considered to be other-than-temporary.

JPMorgan Chase & Co. / 2006 Annual Report	121

Notes to consolidated financial statements
JPMorgan Chase & Co.

Prior to the adoption of SFAS 156, the Firm designated certain derivatives used to risk manage MSRs (e.g., a combination of swaps, swaptions and floors) as SFAS 133 fair value hedges of benchmark interest rate risk. SFAS 133 hedge accounting allowed the carrying value of the hedged MSRs to be adjusted through earnings in the same period that the change in value of the hedging derivatives was recognized through earnings. The designated hedge period was daily. In designating the benchmark interest rate, the Firm considered the impact that the change in the benchmark rate had on the prepayment speed estimates in determining the fair value of the MSRs. Hedge effectiveness was assessed using a regression analysis of the change in fair value of the MSRs as a result of changes in benchmark interest rates and of the change in the fair value of the designated derivatives. The valuation adjustments to both the MSRs and SFAS 133 derivatives were recorded in Mortgage fees and related income. With the election to apply fair value accounting to the MSRs under SFAS 156, SFAS 133 hedge accounting is no longer necessary. For a further discussion on derivative instruments and hedging activities, see Note 28 on pages 131–132 of this Annual Report.
The following table summarizes MSR activity, certain key assumptions, and the sensitivity of the fair value of MSRs to adverse changes in those key assumptions for the year ended December 31, 2006, during which MSRs were accounted for under SFAS 156.

Year ended December 31,
(in millions, except rates and where otherwise noted)	2006

Balance at beginning of period after valuation allowance	$6,452
Cumulative effect of change in accounting principle	230

Fair value at beginning of period	6,682

Originations of MSRs	1,512
Purchase of MSRs	627

Total additions	2,139

Sales	—
Change in valuation due to inputs and assumptions(a)	165
Other changes in fair value(b)	(1,440)

Fair value at December 31	$7,546

Weighted-average prepayment speed assumption (CPR)	17.02%
Impact on fair value of 10% adverse change	$(381)
Impact on fair value of 20% adverse change	(726)

Weighted-average discount rate	9.32%
Impact on fair value of 10% adverse change	$(254)
Impact on fair value of 20% adverse change	(491)

Contractual service fees, late fees and other ancillary fees included in Mortgage fees and related income	$2,038

Third-party Mortgage loans serviced at December 31 (in billions)	$527

CPR: Constant prepayment rate.

(a)	Represents MSR asset fair value adjustments due to changes in inputs, such as interest rates and volatility, as well as updates to assumptions used in the valuation model.
(b)	Includes changes in the MSR value due to servicing portfolio runoff (or time decay).
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
The following table summarizes MSR activity for the years ended December 31, 2005 and 2004, during which MSRs were accounted for under SFAS 140.

Year ended December 31,
(in millions, except rates and where otherwise noted)	2005 (c)	2004 (d)

Balance at January 1	$6,111	$6,159

Originations of MSRs	1,301	1,089
Purchase of MSRs	596	668

Total additions	1,897	1,757

Bank One merger	NA	90
Sales	—	(3)
Other-than-temporary impairment	(1)	(149)
Amortization	(1,295)	(1,297)
SFAS 133 hedge valuation adjustments	90	(446)

Balance at December 31	6,802	6,111
Less: valuation allowance(a)	350	1,031

Balance at December 31, after valuation allowance	$6,452	$5,080

Estimated fair value at December 31	$6,682	$5,124
Weighted-average prepayment speed assumption (CPR)	17.56%	17.29%
Weighted-average discount rate	9.68%	7.93%

Valuation allowance at January 1	$1,031	$1,378
Other-than-temporary impairment(b)	(1)	(149)
SFAS 140 impairment (recovery) adjustment	(680)	(198)

Valuation allowance at December 31	$350	$1,031

Contractual service fees, late fees and other ancillary fees included in Mortgage fees and related income	$1,769	$1,721

Third-party Mortgage loans serviced at December 31 (in billions)	$468	$431

(a)	The valuation allowance in the preceding table at December 31, 2005 and 2004, represent- ed the extent to which the carrying value of MSRs exceeded the estimated fair value for its applicable SFAS 140 strata. Changes in the valuation allowance were the result of the recognition of impairment or the recovery of previously recognized impairment charges due to changes in market conditions during the period.
(b)	The Firm recorded an other-than-temporary impairment of its MSRs of $1 million and $149 million in 2005 and 2004, respectively, which permanently reduced the gross carrying value of the MSRs and the related valuation allowance. The permanent reduction precluded subsequent reversals. This write-down had no impact on the results of operations or financial condition of the Firm.
(c)	During the fourth quarter of 2005, the Firm began valuing MSRs using an option-adjusted spread (“OAS”) valuation model. Prior to the fourth quarter of 2005, MSRs were valued using cash flows and discount rates determined by a “static” or single interest rate path valuation model.
(d)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
CPR: Constant prepayment rate

122	JPMorgan Chase & Co. / 2006 Annual Report

Purchased credit card relationships and All other intangible assets
During 2006, Purchased credit card relationship intangibles decreased by $340 million as a result of $731 million in amortization expense, partially offset by increases from various acquisitions of private-label portfolios and purchase accounting adjustments related to the November 2005 acquisition of the Sears Canada credit card business. During 2006, all other intangible assets declined $461 million, primarily as a result of amortization expense and a reduction of $436 million related to the transfer of selected corporate trust businesses to The Bank of New York, partially offset by an increase in core deposit intangibles of $485 million resulting from the acquisition of The Bank of New York’s consumer, business banking and middle-market banking businesses, and further purchase accounting adjustments related to the acquisition of the Sears Canada credit card business. Except for $513 million of indefinite-lived intangibles related to asset management advisory contracts that are not amortized but instead are tested for impairment at least annually, the remainder of the Firm’s other acquired intangible assets are subject to amortization.

The components of credit card relationships, core deposits and other intangible assets were as follows:

	2006			2005
			Net			Net
	Gross	Accumulated	carrying	Gross	Accumulated	carrying
December 31, (in millions)	amount	amortization	value	amount	amortization	value

Purchased credit card relationships	$5,716	$2,781	$2,935	$5,325	$2,050	$3,275
All other intangibles:
Other credit card–related intangibles	367	65	302	183	59	124
Core deposit intangibles	4,283	1,660	2,623	3,797	1,092	2,705
Other intangibles(a)	1,961	515 (b)	1,446	2,582	579 (b)	2,003

(a)	Amounts at December 31, 2006, exclude, and amounts at December 31,2005, include, other intangibles and related accumulated amortization of selected corporate trust businesses related to the transaction with The Bank of New York.
(b)	Includes $11 million and $14 million of amortization expense related to servicing assets on securitized automobile loans for the years ended December 31, 2006 and 2005, respectively.
Amortization expense
The following table presents amortization expense related to credit card relationships, core deposits and All other intangible assets:

Year ended December 31, (in millions)	2006	2005	2004	(b)

Purchased credit card relationships	$731	$703	$476
All other intangibles:
Other credit card–related intangibles	6	36	23
Core deposit intangibles	568	623	330
Other intangibles(a)	123	128	82

Total amortization expense	$1,428	$1,490	$911

(a)	Amortization expense related to the aforementioned selected corporate trust businesses were reported in Income from discontinued operations for all periods presented.
(b)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
Future amortization expense
The following table presents estimated future amortization expense related to credit card relationships, core deposits and All other intangible assets at December 31, 2006:

		Other credit
	Purchased credit	card-related	Core deposit	All other
Year ended December 31, (in millions)	card relationships	intangibles	intangibles	intangible assets	Total

2007	$700	$10	$555	$109	$1,374
2008	580	17	479	100	1,176
2009	428	23	397	92	940
2010	358	30	336	81	805
2011	289	35	293	73	690

Note 17 – Premises and equipment
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

JPMorgan Chase & Co. / 2006 Annual Report	123

Notes to consolidated financial statements
JPMorgan Chase & Co.

Note 18 – Deposits
At December 31, 2006 and 2005, time deposits in denominations of $100,000 or more were as follows:

December 31, (in millions)	2006	2005

U.S.	$110,812	$80,861
Non-U.S.	51,138	34,912

Total	$161,950	$115,773

At December 31, 2006, the maturities of time deposits were as follows:

December 31, 2006 (in millions)	U.S.	Non-U.S.	Total

2007	$132,313	$62,874	$195,187
2008	2,692	769	3,461
2009	1,200	653	1,853
2010	617	605	1,222
2011	621	486	1,107
After 5 years	735	784	1,519

Total	$138,178	$66,171	$204,349

Note 19 – Long-term debt
JPMorgan Chase issues long-term debt denominated in various currencies, although predominantly U.S. dollars, with both fixed and variable interest rates. The following table is a summary of long-term debt carrying values (including unamortized original issue discount, SFAS 133 valuation adjustments and fair value adjustments, where applicable) by contractual maturity for the current year.

		2006
By remaining maturity at December 31, 2006		Under		After			2005
(in millions, except rates)		1 year	1–5 years	5 years	Total		Total

Parent company
Senior debt:(a)	Fixed rate	$5,468	$12,162	$2,686	$20,316		$24,920
	Variable rate	3,299	22,506	2,459	28,264		16,914
	Interest rates(b)	4.13–5.50%	0.75–12.48%	1.25–10.37%	0.75–12.48%		0.22–8.85%
Subordinated debt:	Fixed rate	$1,858	$9,145	$15,009	$26,012		$24,817
	Variable rate	—	24	1,965	1,989		1,823
	Interest rates(b)	6.70–7.60%	1.60–10.00%	1.92–9.88%	1.60–10.00%		1.92–10.00%

	Subtotal	$10,625	$43,837	$22,119	$76,581		$68,474

Subsidiaries
Senior debt:(a)	Fixed rate	$2,159	$4,080	$4,210	$10,449		$6,744
	Variable rate	15,488	20,459	5,269	41,216		32,009
	Interest rates(b)	3.59–5.57%	2.43–17.00%	1.76–9.00%	1.76–17.00%		1.71–17.00%
Subordinated debt:	Fixed rate	$—	$828	$3,197	$4,025		$1,130
	Variable rate	—	—	1,150	1,150		—
	Interest rates(b)	—%	6.13–6.70%	4.38–8.25%	4.38–8.25%		6.13–8.25%

	Subtotal	$17,647	$25,367	$13,826	$56,840		$39,883

Total long-term debt		$28,272	$69,204	$35,945	$133,421	(d)(e)(f)(g)	$108,357

FIN 46R long-term beneficial interests:(c)
	Fixed rate	$7	$347	$423	$777		$465
	Variable rate	63	129	7,367	7,559		1,889
	Interest rates(b)	5.85–7.12%	1.73–8.75%	3.26–12.79%	1.73–12.79%		0.51–12.79%

Total FIN 46R long-term beneficial interests		$70	$476	$7,790	$8,336		$2,354

(a)	Included are various equity-linked or other indexed instruments. Embedded derivatives separated from hybrid securities in accordance with SFAS 133 are reported at fair value and shown net with the host contract on the Consolidated balance sheets. Changes in fair value of separated derivatives are recorded in Principal transactions revenue. Hybrid securities which the Firm has elected to measure at fair value in accordance with SFAS 155 are classified in the line item of the host contract on the Consolidated balance sheets; changes in fair values are recorded in Principal transactions revenue in the Consolidated statements of income.
(b)	The interest rates shown are the range of contractual rates in effect at year end, including non-U.S. dollar-fixed- and variable-rate issuances, which excludes the effects of the associated derivative instruments used in SFAS 133 hedge accounting relationships if applicable. The use of these derivative instruments modifies the Firm’s exposure to the contractual interest rates disclosed in the table above. Including the effects of the SFAS 133 hedge accounting derivatives, the range of modified rates in effect at December 31, 2006, for total long-term debt was 0.11% to 17.00%, versus the contractual range of 0.75% to 17.00% presented in the table above.
(c)	Included on the Consolidated balance sheets in Beneficial interests issued by consolidated variable interest entities.
(d)	At December 31, 2006, long-term debt aggregating $27.3 billion was redeemable at the option of JPMorgan Chase, in whole or in part, prior to maturity, based upon the terms specified in the respective notes.
(e)	The aggregate principal amount of debt that matures in each of the five years subsequent to 2006 is $28.3 billion in 2007, $22.9 billion in 2008, $18.1 billion in 2009, $10.6 billion in 2010 and $17.6 billion in 2011.
(f)	Includes $3.0 billion of outstanding zero-coupon notes at December 31, 2006. The aggregate principal amount of these notes at their respective maturities was $6.8 billion.
(g)	Includes $25.4 billion of outstanding structured notes accounted for at fair value under SFAS 155.

124	JPMorgan Chase & Co. / 2006 Annual Report

The weighted-average contractual interest rate for total Long-term debt was 4.89% and 4.62% as of December 31, 2006 and 2005, respectively. In order to modify exposure to interest rate and currency exchange rate movements, JPMorgan Chase utilizes derivative instruments, primarily interest rate and cross-currency interest rate swaps, in conjunction with some of its debt issues. The use of these instruments modifies the Firm’s interest expense on the associated debt. The modified weighted-average interest rate for total long-term debt, including the effects of related derivative instruments, was 4.99% and 4.65% as of December 31, 2006 and 2005, respectively.
JPMorgan Chase & Co. (Parent Company) has guaranteed certain debt of its subsidiaries, including both long-term debt and structured notes sold as part of the Firm’s trading activities. These guarantees rank on a parity with all of the Firm’s other unsecured and unsubordinated indebtedness. Guaranteed liabilities totaled $30 million and $170 million at December 31, 2006 and 2005, respectively.
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities
At December 31, 2006, the Firm had established 22 wholly owned Delaware statutory business trusts (“issuer trusts”) that had issued guaranteed capital debt securities.
The junior subordinated deferrable interest debentures issued by the Firm to the issuer trusts, totaling $12.2 billion and $11.5 billion at December 31, 2006 and 2005, respectively, were reflected in the Firm’s Consolidated balance sheets in the Liabilities section under the caption “Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities” (i.e., trust preferred capital debt securities). The Firm also records the common capital securities issued by the issuer trusts in Other assets in its Consolidated balance sheets at December 31, 2006 and 2005.

The debentures issued to the issuer trusts by the Firm, less the common capital securities of the issuer trusts, qualify as Tier 1 capital. The following is a summary of the outstanding capital debt securities, including unamortized original issue discount, issued by each trust and the junior subordinated deferrable interest debenture issued by JPMorgan Chase to each trust as of December 31, 2006:

	Amount of	Principal		Stated maturity
	capital debt	amount of		of capital
	securities	debenture		securities	Earliest	Interest rate of	Interest
	issued	issued	Issue	and	redemption	capital securities	payment/
December 31, 2006 (in millions)	by trust (a)	to trust (b)	date	debentures	date	and debentures	distribution dates

Bank One Capital III	$474	$623	2000	2030	Any time	8.75%	Semiannually
Bank One Capital VI	525	555	2001	2031	Any time	7.20%	Quarterly
Chase Capital II	495	511	1997	2027	2007	LIBOR + 0.50%	Quarterly
Chase Capital III	297	306	1997	2027	2007	LIBOR + 0.55%	Quarterly
Chase Capital VI	249	256	1998	2028	Any time	LIBOR + 0.625%	Quarterly
First Chicago NBD Capital I	248	256	1997	2027	2007	LIBOR + 0.55%	Quarterly
First Chicago NBD Institutional Capital A	499	549	1996	2026	Any time	7.95%	Semiannually
First Chicago NBD Institutional Capital B	250	273	1996	2026	Any time	7.75%	Semiannually
First USA Capital Trust I	3	3	1996	2027	2007	9.33%	Semiannually
JPM Capital Trust I	750	773	1996	2027	2007	7.54%	Semiannually
JPM Capital Trust II	400	412	1997	2027	2007	7.95%	Semiannually
J.P. Morgan Chase Capital X	1,000	1,012	2002	2032	2007	7.00%	Quarterly
J.P. Morgan Chase Capital XI	1,075	982	2003	2033	2008	5.88%	Quarterly
J.P. Morgan Chase Capital XII	400	386	2003	2033	2008	6.25%	Quarterly
JPMorgan Chase Capital XIII	472	487	2004	2034	2014	LIBOR + 0.95%	Quarterly
JPMorgan Chase Capital XIV	600	579	2004	2034	2009	6.20%	Quarterly
JPMorgan Chase Capital XV	994	983	2005	2035	Any time	5.88%	Semiannually
JPMorgan Chase Capital XVI	500	488	2005	2035	2010	6.35%	Quarterly
JPMorgan Chase Capital XVII	496	467	2005	2035	Any time	5.85%	Semiannually
JPMorgan Chase Capital XVIII	748	749	2006	2036	Any time	6.95%	Semiannually
JPMorgan Chase Capital XIX	562	563	2006	2036	2011	6.63%	Quarterly
JPMorgan Chase Capital XX	995	996	2006	2036	Any time	6.55%	Semiannually

Total	$12,032	$12,209

(a)	Represents the amount of capital securities issued to the public by each trust, including unamortized original issue discount.
(b)	Represents the principal amount of JPMorgan Chase debentures issued to each trust, including unamortized original issue discount. The principal amount of debentures issued to the trusts includes the impact of hedging and purchase accounting fair value adjustments that were recorded on the Firm’s Consolidated financial statements.

Note 20 – Preferred stock
JPMorgan Chase is authorized to issue 200 million shares of preferred stock, in one or more series, with a par value of $1 per share. There was no outstanding preferred stock at December 31, 2006. Outstanding preferred stock at December 31, 2005, was 280,433 shares. On March 31, 2006, JPMorgan Chase redeemed all 280,433 shares of its 6.63% Series H cumulative preferred stock. Dividends on shares of the Series H preferred stock were payable quarterly.

JPMorgan Chase & Co. / 2006 Annual Report	125

Notes to consolidated financial statements
JPMorgan Chase & Co.
The following is a summary of JPMorgan Chase’s preferred stock outstanding as of December 31:

	Stated value and						Rate in effect at
(in millions, except	redemption	Shares		Outstanding at December 31,		Earliest	December 31,
per share amounts and rates)	price per share (b)	2006	2005	2006	2005	redemption date	2006

6.63% Series H cumulative(a)	$500.00	—	0.28	$—	$139	NA	NA

Total preferred stock		—	0.28	$—	$139

(a)	Represented by depositary shares.
(b)	Redemption price includes amount shown in the table plus any accrued but unpaid dividends.

Note 21 – Common stock
At December 31, 2006, JPMorgan Chase was authorized to issue 9.0 billion shares of common stock with a $1 par value per share. Common shares issued (newly issued or distributed from treasury) by JPMorgan Chase during 2006, 2005 and 2004 were as follows:

December 31, (in millions)	2006	2005	2004 (b)

Issued – balance at January 1	3,618.2	3,584.8	2,044.4
Newly issued:
Employee benefits and compensation plans	39.3	34.0	69.0
Employee stock purchase plans	0.6	1.4	3.1
Purchase accounting acquisitions and other	—	—	1,469.4

Total newly issued	39.9	35.4	1,541.5
Cancelled shares	(0.3)	(2.0)	(1.1)

Total issued – balance at December 31	3,657.8	3,618.2	3,584.8

Treasury – balance at January 1	(131.5)	(28.6)	(1.8)
Purchase of treasury stock	(90.7)	(93.5)	(19.3)
Share repurchases related to employee stock-based awards(a)	(8.8)	(9.4)	(7.5)
Issued from treasury:
Employee benefits and compensation plans	34.4	—	—
Employee stock purchase plans	0.5	—	—

Total issued from treasury	34.9	—	—

Total treasury – balance at December 31	(196.1)	(131.5)	(28.6)

Outstanding	3,461.7	3,486.7	3,556.2

(a)	Participants in the Firm’s stock-based incentive plans may have shares withheld to cover income taxes. The shares withheld amounted to 8.1 million, 8.2 million and 5.7 million for 2006, 2005 and 2004, respectively.
(b)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
During 2006, 2005 and 2004, the Firm repurchased 91 million shares, 94 million shares and 19 million shares, respectively, of common stock under stock repurchase programs approved by the Board of Directors.
As of December 31, 2006, approximately 464 million unissued shares of common stock were reserved for issuance under various employee or director incentive, compensation, option and stock purchase plans.
Note 22 – Earnings per share
SFAS 128 requires the presentation of basic and diluted earnings per share (“EPS”) in the Consolidated statement of income. Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed using the same method as basic EPS but, in the denominator, the number of common shares reflect, in addition to outstanding shares, the potential dilution that could occur if convertible securities or other contracts to issue common stock were converted or exercised into common stock. Net income available for common stock is the same for basic EPS and diluted EPS, as JPMorgan Chase had no convertible securities, and therefore, no adjustments to Net income available for common stock were necessary. The following table presents the calculation of basic and diluted EPS for 2006, 2005 and 2004:

Year ended December 31,
(in millions, except per share amounts)	2006	2005	2004(b)

Basic earnings per share
Income from continuing operations	$13,649	$8,254	$4,260
Discontinued operations	795	229	206

Net income	14,444	8,483	4,466
Less: preferred stock dividends	4	13	52

Net income applicable to common stock	$14,440	$8,470	$4,414
Weighted-average basic shares outstanding	3,470.1	3,491.7	2,779.9

Income from continuing operations per share	$3.93	$2.36	$1.51
Discontinued operations per share	0.23	0.07	0.08

Net income per share	$4.16	$2.43	$1.59

Diluted earnings per share
Net income applicable to common stock	$14,440	$8,470	$4,414
Weighted-average basic shares outstanding	3,470.1	3,491.7	2,779.9
Add: Employee restricted stock, RSUs, stock options and SARs	103.8	65.6	70.7

Weighted-average diluted shares outstanding(a)	3,573.9	3,557.3	2,850.6

Income from continuing operations per share	$3.82	$2.32	$1.48
Discontinued operations per share	0.22	0.06	0.07

Net income per share	$4.04	$2.38	$1.55

(a)	Options issued under employee stock-based incentive plans to purchase 150 million, 280 million and 300 million shares of common stock were outstanding for the years ended 2006, 2005 and 2004, respectively, but were not included in the computation of diluted EPS because the options were antidilutive.
(b)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

126	JPMorgan Chase & Co. / 2006 Annual Report

Note 23 – Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss) includes the after-tax change in unrealized gains and losses on AFS securities, foreign currency translation adjustments (including the impact of related derivatives), cash flow hedging activities and the net actuarial loss and prior service cost related to the Firm’s defined benefit pension and OPEB plans.

					Net actuarial loss and
					prior service
					(credit)	Accumulated
			Translation		of defined benefit	other
	Unrealized gains (losses)		adjustments,	Cash	pension and	comprehensive
(in millions)	on AFS securities(b)		net of hedges	flow hedges	OPEB plans(f)	income (loss)

Balance at December 31, 2003(a)	$19		$(6)	$(43)	$—	$(30)
Net change(a)	(80	)(c)	(2)	(96)	—	(178)

Balance at December 31, 2004	(61)		(8)	(139)	—	(208)
Net change	(163	)(d)	—	(255)	—	(418)

Balance at December 31, 2005	(224)		(8)	(394)	—	(626)
Net change	253	(e)	13	(95)	—	171

Adjustment to initially apply SFAS 158, net of taxes	—		—	—	(1,102)	(1,102)

Balance at December 31, 2006	$29		$5	$(489)	$(1,102)	$(1,557)

(a)	Balance at December 31, 2003 reflects heritage JPMorgan Chase only. 2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
(b)	Represents the after-tax difference between the fair value and amortized cost of the AFS securities portfolio and retained interests in securitizations recorded in Other assets.
(c)	The net change during 2004 was due primarily to higher interest rates and recognition of unrealized gains from securities sales.
(d)	The net change during 2005 was due primarily to higher interest rates, partially offset by the reversal of unrealized losses from securities sales.
(e)	The net change during 2006 was due primarily to the reversal of unrealized losses from securities sales.
(f)	For further discussion of SFAS 158, see Note 7 on pages 100–105 of this Annual Report.
The following table presents the after-tax changes in net unrealized holdings gains (losses), reclassification adjustments for realized gains and losses on AFS securities and cash flow hedges, and changes resulting from foreign currency translation adjustments (including the impact of related derivatives). The table also reflects the adjustment to Accumulated other comprehensive income (loss) resulting from the initial application of SFAS 158 to the Firm’s defined benefit pension and OPEB plans. Reclassification adjustments include amounts recognized in Net income during the current year that had been recorded previously in Other comprehensive income (loss).

	2006			2005			2004(b)
	Before	Tax	After	Before	Tax	After	Before	Tax	After
Year ended December 31, (in millions)	tax	effect	tax	tax	effect	tax	tax	effect	tax

Unrealized gains (losses) on AFS securities:
Net unrealized holdings gains (losses) arising during the period	$(403)	$144	$(259)	$(1,706)	$648	$(1,058)	$68	$(27)	$41
Reclassification adjustment for realized (gains) losses included in Net income	797	(285)	512	1,443	(548)	895	(200)	79	(121)

Net change	394	(141)	253	(263)	100	(163)	(132)	52	(80)

Translation adjustments:
Translation	590	(236)	354	(584)	233	(351)	474	(194)	280
Hedges	(563)	222	(341)	584	(233)	351	(478)	196	(282)

Net change	27	(14)	13	—	—	—	(4)	2	(2)

Cash flow hedges:
Net unrealized holdings gains (losses) arising during the period	(250)	98	(152)	(470)	187	(283)	57	(23)	34
Reclassification adjustment for realized (gains) losses included in Net income	93	(36)	57	46	(18)	28	(216)	86	(130)

Net change	(157)	62	(95)	(424)	169	(255)	(159)	63	(96)

Total Other comprehensive income	$264	$(93)	$171	$(687)	$269	$(418)	$(295)	$117	$(178)

Net actuarial loss and prior service cost (credit) of defined benefit pension and OPEB plans:
Adjustments to initially apply SFAS 158(a)	$(1,746)	$644	$(1,102)	NA	NA	NA	NA	NA	NA

(a)	For further discussion of SFAS 158, see Note 7 on pages 100–105 of this Annual Report.
(b)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

JPMorgan Chase & Co. / 2006 Annual Report	127

Notes to consolidated financial statements
JPMorgan Chase & Co.

Note 24 – Income taxes
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
Due to the inherent complexities arising from the nature of the Firm’s businesses, and from conducting business and being taxed in a substantial number of jurisdictions, significant judgments and estimates are required to be made. Agreement of tax liabilities between JPMorgan Chase and the many tax jurisdictions in which the Firm files tax returns may not be finalized for several years. Thus, the Firm’s final tax-related assets and liabilities may ultimately be different than those currently reported.
Deferred income tax expense (benefit) results from differences between assets and liabilities measured for financial reporting and for income-tax return purposes. The significant components of deferred tax assets and liabilities are reflected in the following table:

December 31, (in millions)	2006	2005

Deferred tax assets
Employee benefits	$5,175	$3,381
Allowance for other than loan losses	3,533	3,554
Allowance for loan losses	2,910	2,745
Non-U.S. operations	566	807
Fair value adjustments	427	531

Gross deferred tax assets	$12,611	$11,018

Deferred tax liabilities
Depreciation and amortization	$3,668	$3,683
Leasing transactions	2,675	3,158
Non-U.S. operations	1,435	1,297
Fee income	1,216	1,396
Other, net	78	149

Gross deferred tax liabilities	$9,072	$9,683

Valuation allowance	$210	$110

Net deferred tax asset	$3,329	$1,225

A valuation allowance has been recorded in accordance with SFAS 109, primarily relating to capital losses associated with certain portfolio investments.
The components of income tax expense included in the Consolidated statements of income were as follows:

Year ended December 31, (in millions)	2006	2005	2004 (a)

Current income tax expense
U.S. federal	$5,512	$4,178	$1,613
Non-U.S.	1,656	887	653
U.S. state and local	879	311	157

Total current income tax expense	8,047	5,376	2,423

Deferred income tax (benefit) expense
U.S. federal	(1,628)	(2,063)	(382)
Non-U.S.	194	316	(322)
U.S. state and local	(376)	(44)	(123)

Total deferred income tax (benefit) expense	(1,810)	(1,791)	(827)

Total income tax expense from continuing operations	6,237	3,585	1,596
Total income tax expense from discontinued operations	572	147	132

Total income tax expense	$6,809	$3,732	$1,728

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
Total income tax expense includes $367 million of tax benefits recorded in 2006 as a result of tax audit resolutions.
The preceding table does not reflect the tax effects of SFAS 52 foreign currency translation adjustments, SFAS 115 unrealized gains and losses on AFS securities, SFAS 133 hedge transactions and certain tax benefits associated with the Firm’s employee stock-based compensation plans. Also not reflected are the cumulative tax effects of implementing in 2006, SFAS 155, which applies to certain hybrid financial instruments; SFAS 156, which accounts for servicing financial assets; and SFAS 158, which applies to defined benefit pension and OPEB plans. The tax effect of all items recorded directly in Stockholders’ equity was an increase of $885 million, $425 million and $431 million in 2006, 2005 and 2004, respectively.
U.S. federal income taxes have not been provided on the undistributed earnings of certain non-U.S. subsidiaries, to the extent that such earnings have been reinvested abroad for an indefinite period of time. For 2006, such earnings approximated $423 million on a pretax basis. At December 31, 2006, the cumulative amount of undistributed pretax earnings in these subsidiaries approximated $1.9 billion. It is not practicable at this time to determine the income tax liability that would result upon repatriation of these earnings.
On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act created a temporary incentive for U.S. companies to repatriate accumulated foreign earnings at a substantially reduced U.S. effective tax rate by providing a dividends received deduction on the repatriation of certain foreign earnings to the U.S. taxpayer (the “repatriation provision”). The deduction was subject to a number of limitations and requirements. In the fourth quarter of 2005, the Firm applied the repatriation provision to $1.9 billion of cash from foreign earnings, resulting in a net tax benefit of $55 million. The $1.9 billion of cash was invested in accordance with the Firm’s domestic reinvestment plan pursuant to the guidelines set forth in the Act.

128	JPMorgan Chase & Co. / 2006 Annual Report

The tax expense (benefit) applicable to securities gains and losses for the years 2006, 2005 and 2004 was $(219) million, $(536) million and $126 million, respectively.
A reconciliation of the applicable statutory U.S. income tax rate to the effective tax rate for continuing operations for the past three years is shown in the following table:

Year ended December 31,	2006	2005	2004 (a)

Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
U.S. state and local income taxes, net of federal income tax benefit	2.1	1.4	0.2
Tax-exempt income	(2.2)	(3.1)	(4.2)
Non-U.S. subsidiary earnings	(0.5)	(1.4)	(1.4)
Business tax credits	(2.5)	(3.7)	(4.3)
Other, net	(0.5)	2.1	2.0

Effective tax rate	31.4%	30.3%	27.3%

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
The following table presents the U.S. and non-U.S. components of Income from continuing operations before income tax expense:

Year ended December 31, (in millions)	2006	2005	2004	(b)

U.S.	$12,934	$8,683	$3,566
Non-U.S.(a)	6,952	3,156	2,290

Income from continuing operations before income tax expense	$19,886	$11,839	$5,856

(a)	For purposes of this table, non-U.S. income is defined as income generated from operations located outside the United States of America.
(b)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

Note 25 – Restrictions on cash and intercompany funds transfers
JPMorgan Chase Bank, N.A.’s business is subject to examination and regulation by the Office of the Comptroller of the Currency (“OCC”). The Bank is a member of the U.S. Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).
The Federal Reserve Board requires depository institutions to maintain cash reserves with a Federal Reserve Bank. The average amount of reserve balances deposited by the Firm’s bank subsidiaries with various Federal Reserve Banks was approximately $2.2 billion in 2006 and $2.7 billion in 2005.
Restrictions imposed by U.S. federal law prohibit JPMorgan Chase and certain of its affiliates from borrowing from banking subsidiaries unless the loans are secured in specified amounts. Such secured loans to the Firm or to other affiliates are generally limited to 10% of the banking subsidiary’s total capital, as determined by the risk-based capital guidelines; the aggregate amount of all such loans is limited to 20% of the banking subsidiary’s total capital.
The principal sources of JPMorgan Chase’s income (on a parent company-only basis) are dividends and interest from JPMorgan Chase Bank, N.A. and the other banking and nonbanking subsidiaries of JPMorgan Chase. In addition to dividend restrictions set forth in statutes and regulations, the Federal Reserve Board, the OCC and the FDIC have authority under the Financial Institutions Supervisory Act to prohibit or to limit the payment of dividends by the banking organizations they supervise, including JPMorgan Chase and its subsidiaries that are banks or bank holding companies, if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.
At January 1, 2007 and 2006, JPMorgan Chase’s banking subsidiaries could pay, in the aggregate, $14.3 billion and $7.4 billion, respectively, in dividends to their respective bank holding companies without prior approval of their relevant banking regulators. The capacity to pay dividends in 2007 will be supplemented by the banking subsidiaries’ earnings during the year.
In compliance with rules and regulations established by U.S. and non-U.S. regulators, as of December 31, 2006 and 2005, cash in the amount of $8.6 billion and $6.4 billion, respectively, and securities with a fair value of $2.1 billion and $2.1 billion, respectively, were segregated in special bank accounts for the benefit of securities and futures brokerage customers.
Note 26 – Capital
There are two categories of risk-based capital: Tier 1 capital and Tier 2 capital. Tier 1 capital includes common stockholders’ equity, qualifying preferred stock and minority interest less goodwill and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1, subordinated long-term debt and other instruments qualifying as Tier 2, and the aggregate allowance for credit losses up to a certain percentage of risk-weighted assets. Total regulatory capital is subject to deductions for investments in certain subsidiaries. Under the risk-based capital guidelines of the Federal Reserve Board, JPMorgan Chase is required to maintain minimum ratios of Tier 1 and Total (Tier 1 plus Tier 2) capital to risk weighted assets, as well as minimum leverage ratios (which are defined as Tier 1 capital to average adjusted on-balance sheet assets). Failure to meet these minimum requirements could cause the Federal Reserve Board to take action. Banking subsidiaries also are subject to these capital requirements by their respective primary regulators. As of December 31, 2006 and 2005, JPMorgan Chase and all of its banking subsidiaries were well-capitalized and met all capital requirements to which each was subject.

JPMorgan Chase & Co. / 2006 Annual Report	129

Notes to consolidated financial statements
JPMorgan Chase & Co.
The following table presents the risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries at December 31, 2006, and December 31, 2005:

	Tier 1	Total	Risk-weighted	Adjusted	Tier 1	Total	Tier 1
(in millions, except ratios)	capital	capital	assets(c)	average assets(d)	capital ratio	capital ratio	leverage ratio

December 31, 2006
JPMorgan Chase & Co.(a)	$81,055	$115,265	$935,909	$1,308,699	8.7%	12.3%	6.2%
JPMorgan Chase Bank, N.A.	68,726	96,103	840,057	1,157,449	8.2	11.4	5.9
Chase Bank USA, N.A.	9,242	11,506	77,638	66,202	11.9	14.8	14.0

December 31, 2005
JPMorgan Chase & Co.(a)	$72,474	$102,437	$850,643	$1,152,546	8.5%	12.0%	6.3%
JPMorgan Chase Bank, N.A.	61,050	84,227	750,397	995,095	8.1	11.2	6.1
Chase Bank USA, N.A.	8,608	10,941	72,229	59,882	11.9	15.2	14.4

Well-capitalized ratios(b)					6.0%	10.0%	5.0	%(e)
Minimum capital ratios(b)					4.0	8.0	3.0	(f)

(a)	Asset and capital amounts for JPMorgan Chase’s banking subsidiaries reflect intercompany transactions, whereas the respective amounts for JPMorgan Chase reflect the elimination of intercompany transactions.
(b)	As defined by the regulations issued by the Federal Reserve Board, OCC and FDIC.
(c)	Includes off–balance sheet risk-weighted assets in the amounts of $305.3 billion, $290.1 billion and $12.7 billion, respectively, at December 31, 2006, and $279.2 billion, $260.0 billion and $15.5 billion, respectively, at December 31, 2005, for JPMorgan Chase and its significant banking subsidiaries.
(d)	Average adjusted assets for purposes of calculating the leverage ratio include total average assets adjusted for unrealized gains/losses on securities, less deductions for disallowed goodwill and other intangible assets, investments in subsidiaries and the total adjusted carrying value of nonfinancial equity investments that are subject to deductions from Tier 1 capital.
(e)	Represents requirements for banking subsidiaries pursuant to regulations issued under the Federal Deposit Insurance Corporation Improvement Act. There is no Tier 1 leverage component in the definition of a well-capitalized bank holding company.
(f)	The minimum Tier 1 leverage ratio for bank holding companies and banks is 3% or 4% depending on factors specified in regulations issued by the Federal Reserve Board and OCC.

The following table shows the components of the Firm’s Tier 1 and Total capital:

December 31, (in millions)	2006	2005

Tier 1 capital
Total stockholders’ equity	$115,790	$107,211
Effect of certain items in Accumulated other comprehensive income (loss) excluded from Tier 1 capital(a)	1,562	618

Adjusted stockholders’ equity	117,352	107,829
Minority interest(b)	12,970	12,660
Less: Goodwill	45,186	43,621
Investments in certain subsidiaries	420	401
Nonqualifying intangible assets	3,661	3,993

Tier 1 capital	$81,055	$72,474

Tier 2 capital
Long-term debt and other instruments qualifying as Tier 2	$26,613	$22,733
Qualifying allowance for credit losses	7,803	7,490
Less: Investments in certain subsidiaries and other	206	260

Tier 2 capital	$34,210	$29,963

Total qualifying capital	$115,265	$102,437

(a)	Includes the effect of net unrealized gains (losses) on AFS securities, cash flow hedging activities and, at December 31, 2006, unrecognized amounts related to the Firm’s pension and OPEB plans.
(b)	Primarily includes trust preferred securities of certain business trusts.
Note 27 – Commitments and contingencies
At December 31, 2006, JPMorgan Chase and its subsidiaries were obligated under a number of noncancelable operating leases for premises and equipment used primarily for banking purposes. Certain leases contain renewal options or escalation clauses providing for increased rental payments based upon maintenance, utility and tax increases or require the Firm to perform restoration work on leased premises. No lease agreement imposes restrictions on the Firm’s ability to pay dividends, engage in debt or equity financing transactions or enter into further lease agreements.
The following table presents required future minimum rental payments under operating leases with noncancelable lease terms that expire after December 31, 2006:

Year ended December 31, (in millions)

2007	$1,058
2008	1,033
2009	962
2010	865
2011	791
After 2011	6,320

Total minimum payments required(a)	11,029
Less: Sublease rentals under noncancelable subleases	(1,177)

Net minimum payment required	$9,852

(a)	Lease restoration obligations are accrued in accordance with SFAS 13, and are not reported as a required minimum lease payment.
Total rental expense was as follows:

Year ended December 31, (in millions)	2006	2005	2004	(a)

Gross rental expense	$1,266	$1,239	$1,161
Sublease rental income	(194)	(192)	(158)

Net rental expense	$1,072	$1,047	$1,003

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
At December 31, 2006, assets were pledged to secure public deposits and for other purposes. The significant components of the assets pledged were as follows:

December 31, (in billions)	2006	2005

Reverse repurchase/securities borrowing agreements	$291	$320
Securities	40	24
Loans	117	74
Trading assets and other	108	99

Total assets pledged	$556	$517

130	JPMorgan Chase & Co. / 2006 Annual Report

Litigation reserve
The Firm maintains litigation reserves for certain of its outstanding litigation. In accordance with the provisions of SFAS 5, JPMorgan Chase accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. While the outcome of litigation is inherently uncertain, management believes, in light of all information known to it at December 31, 2006, the Firm’s litigation reserves were adequate at such date. Management reviews litigation reserves periodically, and the reserves may be increased or decreased in the future to reflect further litigation developments. The Firm believes it has meritorious defenses to claims asserted against it in its currently outstanding litigation and, with respect to such litigation, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of stockholders.
Insurance recoveries related to certain material legal proceedings were $512 million and $208 million in 2006 and 2005, respectively. Charges related to certain material legal proceedings were $2.8 billion and $3.7 billion in 2005 and 2004, respectively. There were no charges in 2006 related to material legal proceedings.
Note 28 – Accounting for derivative instruments and hedging activities
Derivative instruments enable end users to increase, reduce or alter exposure to credit or market risks. The value of a derivative is derived from its reference to an underlying variable or combination of variables such as equity, foreign exchange, credit, commodity or interest rate prices or indices. JPMorgan Chase makes markets in derivatives for customers and also is an end-user of derivatives in order to hedge market exposures, modify the interest rate characteristics of related balance sheet instruments or meet longer-term investment objectives. The majority of the Firm’s derivatives are entered into for trading purposes. Both trading and end-user derivatives are recorded at fair value in Trading assets and Trading liabilities as set forth in Note 4 on pages 98–99 of this Annual Report.
SFAS 133, as amended by SFAS 138, SFAS 149, and SFAS 155, establishes accounting and reporting standards for derivative instruments, including those used for trading and hedging activities, and derivative instruments embedded in other contracts. All free-standing derivatives, whether designated for hedging relationships or not, are required to be recorded on the Consolidated balance sheets at fair value. The accounting for changes in value of a derivative depends on whether the contract is for trading purposes or has been designated and qualifies for hedge accounting.
In order to qualify for hedge accounting, a derivative must be considered highly effective at reducing the risk associated with the exposure being hedged. In order for a derivative to be designated as a hedge, there must be documentation of the risk management objective and strategy, including identification of the hedging instrument, the hedged item and the risk exposure, and how effectiveness is to be assessed prospectively and retrospectively. To assess effectiveness, the Firm uses statistical methods such as regression analysis, as well as nonstatistical methods including dollar value comparisons of the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item. The extent to which a hedging instrument has been and is expected to continue to be effective at achieving offsetting changes in fair value or cash flows must be assessed and documented at least quarterly. Any ineffectiveness must be reported in current-period earnings. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued.
For qualifying fair value hedges, all changes in the fair value of the derivative and in the fair value of the hedged item for the risk being hedged are recognized in earnings. If the hedge relationship is terminated, then the fair value adjustment to the hedged item continues to be reported as part of the basis of the item and continues to be amortized to earnings as a yield adjustment. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in Other comprehensive income and recognized in the Consolidated statement of income when the hedged cash flows affect earnings. The ineffective portions of cash flow hedges are immediately recognized in earnings. If the hedge relationship is terminated, then the change in fair value of the derivative recorded in Other comprehensive income is recognized when the cash flows that were hedged occur, consistent with the original hedge strategy. For hedge relationships discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related derivative amounts recorded in Other comprehensive income are immediately recognized in earnings. For qualifying net investment hedges, changes in the fair value of the derivative or the revaluation of the foreign currency–denominated debt instrument are recorded in the translation adjustments account within Other comprehensive income.
JPMorgan Chase’s fair value hedges primarily include hedges of fixed-rate long-term debt, loans, AFS securities and MSRs. Interest rate swaps are the most common type of derivative contract used to modify exposure to interest rate risk, converting fixed-rate assets and liabilities to a floating rate. Prior to the adoption of SFAS 156, interest rate options, swaptions and forwards were also used in combination with interest rate swaps to hedge the fair value of the Firm’s MSRs in SFAS 133 hedge relationships. For a further discussion of MSR risk management activities, see Note 16 on pages 121–122 of this Annual Report. All amounts have been included in earnings consistent with the classification of the hedged item, primarily Net interest income, Mortgage fees and related income, and Other income. The Firm did not recognize any gains or losses during 2006, 2005 or 2004 on firm commitments that no longer qualify as fair value hedges.
JPMorgan Chase also enters into derivative contracts to hedge exposure to variability in cash flows from floating-rate financial instruments and forecasted transactions, primarily the rollover of short-term assets and liabilities, and foreign currency–denominated revenues and expenses. Interest rate swaps, futures and forward contracts are the most common instruments used to reduce the impact of interest rate and foreign exchange rate changes on future earnings. All amounts affecting earnings have been recognized consistent with the classification of the hedged item, primarily Net interest income.
The Firm uses forward foreign exchange contracts and foreign currency–denominated debt instruments to protect the value of net investments in subsidiaries whose functional currency is not the U.S. dollar. The portion of the hedging instruments excluded from the assessment of hedge effectiveness (forward points) is recorded in Net interest income.
The following table presents derivative instrument hedging-related activities for the periods indicated:

Year ended December 31, (in millions)	2006	2005	2004(b)

Fair value hedge ineffective net gains/(losses)(a)	$51	$(58)	$199
Cash flow hedge ineffective net gains/(losses)(a)	2	(2)	—
Cash flow hedging gains/(losses) on forecasted transactions that failed to occur	—	—	1

(a)	Includes ineffectiveness and the components of hedging instruments that have been excluded from the assessment of hedge effectiveness.
(b)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

JPMorgan Chase & Co. / 2006 Annual Report	131

Notes to consolidated financial statements
JPMorgan Chase & Co.

Over the next 12 months, it is expected that $67 million (after-tax) of net losses recorded in Other comprehensive income at December 31, 2006, will be recognized in earnings. The maximum length of time over which forecasted transactions are hedged is 10 years, and such transactions primarily relate to core lending and borrowing activities.
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
Note 29 – Off–balance sheet lending-related financial instruments and guarantees
JPMorgan Chase utilizes lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk should the counterparty draw down the commitment or the Firm fulfill its obligation under the guarantee, and the counterparty subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees expire without a default occurring or without being drawn. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. Further, certain commitments, primarily related to consumer financings, are cancelable, upon notice, at the option of the Firm.
To provide for the risk of loss inherent in wholesale-related contracts, an allowance for credit losses on lending-related commitments is maintained. See Note 13 on pages 113–114 of this Annual Report for further discussion of the allowance for credit losses on lending-related commitments.
The following table summarizes the contractual amounts of off–balance sheet lending-related financial instruments and guarantees and the related allowance for credit losses on lending-related commitments at December 31, 2006 and 2005:
Off–balance sheet lending-related financial instruments and guarantees

			Allowance for
	Contractual		lending-related
	amount		commitments
December 31, (in millions)	2006	2005	2006	2005

Lending-related
Consumer(a)	$747,535	$655,596	$25	$15

Wholesale:
Other unfunded commitments to extend credit(b)(c)(d)	229,204	208,469	305	208
Asset purchase agreements(e)	67,529	31,095	6	3
Standby letters of credit and guarantees(c)(f)(g)	89,132	77,199	187	173
Other letters of credit(c)	5,559	4,346	1	1

Total wholesale	391,424	321,109	499	385

Total lending-related	$1,138,959	$976,705	$524	$400

Other guarantees
Securities lending guarantees(h)	$318,095	$244,316	NA	NA
Derivatives qualifying as guarantees	71,531	61,759	NA	NA

(a)	Includes Credit card lending-related commitments of $657 billion at December 31, 2006, and $579 billion at December 31, 2005, which represent the total available credit to the Firm’s cardholders. The Firm has not experienced, and does not anticipate, that all of its cardholders will utilize their entire available lines of credit at the same time. The Firm can reduce or cancel a credit card commitment by providing the cardholder prior notice or, in some cases, without notice as permitted by law.
(b)	Includes unused advised lines of credit totaling $39.0 billion and $28.3 billion at December 31, 2006 and 2005, respectively, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable.
(c)	Represents contractual amount net of risk participations totaling $32.8 billion and $29.3 billion at December 31, 2006 and 2005, respectively.
(d)	Excludes unfunded commitments to private third-party equity funds of $589 million and $242 million at December 31, 2006, and December 31, 2005, respectively.
(e)	Represents asset purchase agreements with the Firm’s administered multi-seller asset- backed commercial paper conduits, which excludes $356 million and $32.4 billion at December 31, 2006 and 2005, respectively, related to conduits that were consolidated in accordance with FIN 46R, as the underlying assets of the conduits are reported in the Firm’s Consolidated balance sheets. It also includes $1.4 billion and $1.3 billion of asset purchase agreements to other third-party entities at December 31, 2006 and 2005, respectively. Certain of the Firm’s administered multi-seller conduits were deconsolidated as of June 2006; the assets deconsolidated were approximately $33 billion.
(f)	JPMorgan Chase held collateral relating to $13.5 billion and $9.0 billion of these arrangements at December 31, 2006 and 2005, respectively.
(g)	Includes unused commitments to issue standby letters of credit of $45.7 billion and $37.5 billion at December 31, 2006 and 2005, respectively.
(h)	Collateral held by the Firm in support of securities lending indemnification agreements was $317.9 billion and $245.0 billion at December 31, 2006 and 2005, respectively.
Other unfunded commitments to extend credit
Unfunded commitments to extend credit are agreements to lend only when a customer has complied with predetermined conditions, and they generally expire on fixed dates.
FIN 45 establishes accounting and disclosure requirements for guarantees, requiring that a guarantor recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee. FIN 45 defines a guarantee as a contract that contingently requires the guarantor to pay a guaranteed party, based upon: (a) changes in an underlying asset, liability or equity security of the guaranteed party; or (b) a third party’s failure to perform under a specified agreement. The Firm considers the following off–balance sheet lending arrangements to be guarantees under FIN 45: certain asset purchase agreements, standby letters of credit and financial guarantees, securities lending indemnifications, certain indemnification agreements included within third-party contractual arrangements and certain derivative contracts. These guarantees are described in further detail below.
The fair value at inception of the obligation undertaken when issuing the guarantees and commitments that qualify under FIN 45 is typically equal to the net present value of the future amount of premium receivable under the contract. The Firm has recorded this amount in Other Liabilities with an offsetting entry recorded in Other Assets. As cash is received under the contract, it is applied to the premium receivable recorded in Other Assets, and the fair value of the liability recorded at inception is amortized into income as Lending & deposit related fees over the life of the guarantee contract. The amount of the liability related to FIN 45 guarantees recorded at December 31, 2006 and 2005, excluding the allowance for credit losses on lending-related commitments and derivative contracts discussed below, was approximately $297 million and $313 million, respectively.
Asset purchase agreements
The majority of the Firm’s unfunded commitments are not guarantees as defined in FIN 45, except for certain asset purchase agreements that are principally used as a mechanism to provide liquidity to SPEs, primarily multi-seller conduits, as described in Note 15 on pages 118–120 of this Annual Report. Some of these asset purchase agreements can be exercised at any time by the SPE’s administrator, while others require a triggering event to occur. Triggering events include, but are not limited to, a need for liquidity, a decline

132	JPMorgan Chase & Co. / 2006 Annual Report

in market value of the assets or a downgrade in the rating of JPMorgan Chase Bank, N.A. These agreements may cause the Firm to purchase an asset from the SPE at an amount above the asset’s fair value, in effect providing a guarantee of the initial value of the reference asset as of the date of the agreement. In most instances, third-party credit enhancements of the SPE mitigate the Firm’s potential losses on these agreements.
Standby letters of credit and financial guarantees
Standby letters of credit and financial guarantees are conditional lending commitments issued by JPMorgan Chase to guarantee the performance of a customer to a third party under certain arrangements, such as commercial paper facilities, bond financings, acquisition financings, trade and similar transactions. Approximately 50% of these arrangements mature within three years. The Firm typically has recourse to recover from the customer any amounts paid under these guarantees; in addition, the Firm may hold cash or other highly liquid collateral to support these guarantees.
Securities lending indemnification
Through the Firm’s securities lending program, customers’ securities, via custodial and non-custodial arrangements, may be lent to third parties. As part of this program, the Firm issues securities lending indemnification agreements to the lender which protects it principally against the failure of the third-party borrower to return the lent securities. To support these indemnification agreements, the Firm obtains cash or other highly liquid collateral with a market value exceeding 100% of the value of the securities on loan from the borrower. Collateral is marked to market daily to help assure that collateralization is adequate. Additional collateral is called from the borrower if a shortfall exists or released to the borrower in the event of overcollateralization. If an indemnifiable default by a borrower occurs, the Firm would expect to use the collateral held to purchase replacement securities in the market or to credit the lending customer with the cash equivalent thereof.
Also as part of this program, the Firm invests cash collateral received from the borrower in accordance with approved guidelines. On an exceptional basis the Firm may indemnify the lender against this investment risk when certain types of investments are made.
Based upon historical experience, management believes that these risks of loss are remote.
Indemnification agreements – general
In connection with issuing securities to investors, the Firm may enter into contractual arrangements with third parties that may require the Firm to make a payment to them in the event of a change in tax law or an adverse interpretation of tax law. In certain cases, the contract also may include a termination clause, which would allow the Firm to settle the contract at its fair value; thus, such a clause would not require the Firm to make a payment under the indemnification agreement. Even without the termination clause, management does not expect such indemnification agreements to have a material adverse effect on the consolidated financial condition of JPMorgan Chase. The Firm may also enter into indemnification clauses when it sells a business or assets to a third party, pursuant to which it indemnifies that third party for losses it may incur due to actions taken by the Firm prior to the sale. See below for more information regarding the Firm’s loan securitization activities. It is difficult to estimate the Firm’s maximum exposure under these indemnification arrangements, since this would require an assessment of future changes in tax law and future claims that may be made against the Firm that have not yet occurred. However, based upon historical experience, management expects the risk of loss to be remote.
Securitization-related indemnifications
As part of the Firm’s loan securitization activities, as described in Note 14 on pages 114–118 of this Annual Report, the Firm provides representations and warranties that certain securitized loans meet specific requirements. The Firm may be required to repurchase the loans and/or indemnify the purchaser of the loans against losses due to any breaches of such representations or warranties. Generally, the maximum amount of future payments the Firm would be required to make under such repurchase and/or indemnification provisions would be equal to the current amount of assets held by such securitization-related SPEs as of December 31, 2006, plus, in certain circumstances, accrued and unpaid interest on such loans and certain expenses. The potential loss due to such repurchase and/or indemnity is mitigated by the due diligence the Firm performs before the sale to ensure that the assets comply with the requirements set forth in the representations and warranties. Historically, losses incurred on such repurchases and/or indemnifications have been insignificant, and therefore management expects the risk of material loss to be remote.
Credit card charge-backs
The Firm is a partner with one of the leading companies in electronic payment services in a joint venture operating under the name of Chase Paymentech Solutions, LLC (the “joint venture”). The joint venture was formed in October 2005, as a result of an agreement by the Firm and First Data Corporation, its joint venture partner, to integrate the companies’ jointly owned Chase Merchant Services (“CMS”) and Paymentech merchant businesses. The joint venture provides merchant processing services in the United States and Canada. Under the rules of Visa USA, Inc. and Mastercard International, JPMorgan Chase Bank, N.A., is liable primarily for the amount of each processed credit card sales transaction that is the subject of a dispute between a cardmember and a merchant. The joint venture is contractually liable to JPMorgan Chase Bank, N.A. for these disputed transactions. If a dispute is resolved in the cardmember’s favor, the joint venture will (through the cardmember’s issuing bank) credit or refund the amount to the cardmember and will charge back the transaction to the merchant. If the joint venture is unable to collect the amount from the merchant, the joint venture will bear the loss for the amount credited or refunded to the cardmember. The joint venture mitigates this risk by withholding future settlements, retaining cash reserve accounts or by obtaining other security. However, in the unlikely event that: (1) a merchant ceases operations and is unable to deliver products, services or a refund; (2) the joint venture does not have sufficient collateral from the merchant to provide customer refunds; and (3) the joint venture does not have sufficient financial resources to provide customer refunds, JPMorgan Chase Bank, N.A. would be liable for the amount of the transaction, although it would have a contractual right to recover from its joint venture partner an amount proportionate to such partner’s equity interest in the joint venture. For the year ended December 31, 2006, the joint venture incurred aggregate credit losses of $9 million on $661 billion of aggregate volume processed. At December 31, 2006, the joint venture held $893 million of collateral. For the year ended December 31, 2005, the CMS and Paymentech ventures incurred aggregate credit losses of $11 million on $563 billion of aggregate volume processed. At December 31, 2005, the joint venture held $909 million of collateral. The Firm believes that, based upon historical experience and the collateral held by the joint venture, the fair value of the Firm’s chargeback-related obligations would not be different materially from the credit loss allowance recorded by the joint venture; therefore, the Firm has not recorded any allowance for losses in excess of the allowance recorded by the joint venture.

JPMorgan Chase & Co. / 2006 Annual Report	133

Notes to consolidated financial statements
JPMorgan Chase & Co.

Exchange and clearinghouse guarantees
 The Firm is a member of several securities and futures exchanges and clearing-houses, both in the United States and other countries. Membership in some of these organizations requires the Firm to pay a pro rata share of the losses incurred by the organization as a result of the default of another member. Such obligations vary with different organizations. These obligations may be limited to members who dealt with the defaulting member or to the amount (or a multiple of the amount) of the Firm’s contribution to a members’ guaranty fund, or, in a few cases, it may be unlimited. It is difficult to estimate the Firm’s maximum exposure under these membership agreements, since this would require an assessment of future claims that may be made against the Firm that have not yet occurred. However, based upon historical experience, management expects the risk of loss to be remote.
Derivative guarantees
 In addition to the contracts described above, there are certain derivative contracts to which the Firm is a counterparty that meet the characteristics of a guarantee under FIN 45. These derivatives are recorded on the Consolidated balance sheets at fair value. These contracts include written put options that require the Firm to purchase assets from the option holder at a specified price by a specified date in the future, as well as derivatives that effectively guarantee the return on a counterparty’s reference portfolio of assets. The total notional value of the derivatives that the Firm deems to be guarantees was $72 billion and $62 billion at December 31, 2006 and 2005, respectively. The Firm reduces exposures to these contracts by entering into offsetting transactions or by entering into contracts that hedge the market risk related to these contracts. The fair value related to these contracts was a derivative receivable of $230 million and $198 million, and a derivative payable of $987 million and $767 million at December 31, 2006 and 2005, respectively. Finally, certain written put options and credit derivatives permit cash settlement and do not require the option holder or the buyer of credit protection to own the reference asset. The Firm does not consider these contracts to be guarantees under FIN 45.
Note 30 – Credit risk concentrations
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
For further information regarding on–balance sheet credit concentrations by major product and geography, see Note 12 on pages 112–113 of this Annual Report. For information regarding concentrations of off–balance sheet lending-related financial instruments by major product, see Note 29 on page 132 of this Annual Report. More information about concentrations can be found in the following tables or discussion in the MD&A:

Credit risk management – risk monitoring Wholesale exposure Wholesale selected industry concentrations Emerging markets country exposure Consumer real estate loan portfolio by geographic location	Page 64 Page 67 Page 68 Page 72 Page 74

The table below presents both on–balance sheet and off–balance sheet wholesale- and consumer-related credit exposure as of December 31, 2006 and 2005:

	2006			2005
	Credit	On-balance	Off-balance	Credit	On-balance	Off-balance
December 31, (in billions)	exposure (b)	sheet (b)(c)	sheet (d)	exposure (b)	sheet (b)(c)	sheet (d)

Wholesale-related:
Banks and finance companies	$63.6	$28.1	$35.5	$51.1	$20.3	$30.8
Real estate	35.9	21.6	14.3	32.5	19.0	13.5
Healthcare	30.1	6.1	24.0	25.5	4.7	20.8
State and municipal governments	27.5	6.9	20.6	25.3	6.1	19.2
Consumer products	27.1	9.1	18.0	26.7	10.0	16.7
All other wholesale	446.6	167.6	279.0	389.6	169.5	220.1

Total wholesale-related	630.8	239.4	391.4	550.7	229.6	321.1
Consumer-related:
Home equity	155.2	85.7	69.5	132.2	73.9	58.3
Mortgage	66.3	59.7	6.6	64.8	58.9	5.9
Auto loans and leases	48.9	41.0	7.9	51.8	46.1	5.7
All other loans	33.5	27.1	6.4	24.8	18.4	6.4
Card Services-reported (a)	743.0	85.9	657.1	651.0	71.7	579.3

Total consumer–related	1,046.9	299.4	747.5	924.6	269.0	655.6

Total exposure	$1,677.7	$538.8	$1,138.9	$1,475.3	$498.6	$976.7

(a)	Excludes $67.0 billion and $70.5 billion of securitized credit card receivables at December 31, 2006 and 2005, respectively.
(b)	Includes HFS loans.
(c)	Represents loans, derivative receivables and interests in purchased receivables.
(d)	Represents lending-related financial instruments.

134	JPMorgan Chase & Co. / 2006 Annual Report

Note 31 – Fair value of financial instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.
The accounting for an asset or liability may differ based upon the type of instrument and/or its use in a trading or investing strategy. Generally, the measurement framework in the consolidated financial statements is one of the following:
•	at fair value on the Consolidated balance sheets, with changes in fair value recorded each period in the Consolidated statements of income;

•	at fair value on the Consolidated balance sheets, with changes in fair value recorded each period in the Accumulated other comprehensive income component of Stockholders’ equity and as part of Other comprehensive income;

•	at cost (less other-than-temporary impairments), with changes in fair value not recorded in the consolidated financial statements but disclosed in the notes thereto; or

•	at the lower of cost or fair value.
Determination of fair value
 The Firm has an established and well-documented process for determining fair values. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon internally developed models that primarily use market-based or independent information as inputs to the valuation model. Valuation adjustments may be necessary to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, liquidity and concentration concerns and are based upon defined methodologies that are applied consistently over time.
•	Credit valuation adjustments are necessary when the market price (or parameter) is not indicative of the credit quality of the counterparty. As few derivative contracts are listed on an exchange, the majority of derivative positions are valued using internally developed models that use as their basis observable market parameters. Market practice is to quote parameters equivalent to a AA credit rating; thus, all counterparties are assumed to have the same credit quality. An adjustment is therefore necessary to reflect the credit quality of each derivative counterparty and to arrive at fair value.

•	Liquidity adjustments are necessary when the Firm may not be able to observe a recent market price for a financial instrument that trades in inactive (or less active) markets. Thus, valuation adjustments for the risk of loss due to a lack of liquidity are applied to those positions to arrive at fair value. The Firm tries to ascertain the amount of uncertainty in the initial valuation based upon the degree of liquidity or illiquidity, as the case may be, of the market in which the instrument trades and makes liquidity adjustments to the financial instruments. The Firm measures the liquidity adjustment based upon the following factors: (1) the amount of time since the last relevant pricing point; (2) whether there was an actual trade or relevant external quote; and (3) the volatility of the principal component of the financial instrument.

•	Concentration valuation adjustments are necessary to reflect the cost of unwinding larger-than-normal market-size risk positions. The cost is deter- mined based upon the size of the adverse market move that is likely to
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
Valuation adjustments are determined based upon established policies and are controlled by a price verification group, which is independent of the risk-taking function. Economic substantiation of models, prices, market inputs and revenue through price/input testing, as well as back-testing, is done to validate the appropriateness of the valuation methodology. Any changes to the valuation methodology are reviewed by management to ensure the changes are justified.
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
Trading debt and equity instruments
 The Firm’s debt and equity trading instruments are carried at their estimated fair value. Quoted market prices, when available, are used to determine the fair value of trading instruments. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of instruments with similar characteristics, or discounted cash flows.
Securities
 Fair values of actively traded securities are determined by quoted external dealer prices, while the fair values for nonactively traded securities are based upon independent broker quotations.

JPMorgan Chase & Co. / 2006 Annual Report	135

Notes to consolidated financial statements
JPMorgan Chase & Co.

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
Loans
 Fair value for loans is determined using methodologies suitable for each type of loan:
•	Fair value for the wholesale loan portfolio is estimated, primarily using the cost of credit derivatives, which is adjusted to account for the differences in recovery rates between bonds, upon which the cost of credit derivatives is based, and loans.

•	Fair values for consumer installment loans (including automobile financings) and consumer real estate, for which market rates for comparable loans are readily available, are based upon discounted cash flows adjusted for prepayments. The discount rates used for consumer installment loans are current rates offered by commercial banks. For consumer real estate, secondary market yields for comparable mortgage-backed securities, adjusted for risk, are used.

•	Fair value for credit card receivables is based upon discounted expected cash flows. The discount rates used for credit card receivables incorporate only the effects of interest rate changes, since the expected cash flows already reflect an adjustment for credit risk.

•	The fair value of loans in the held-for-sale and trading portfolios is generally based upon observable market prices and upon prices of similar instruments, including bonds, credit derivatives and loans with similar characteristics. If market prices are not available, the fair value is based upon the estimated cash flows adjusted for credit risk; that risk is discounted, using a rate appropriate for each maturity.
Other
 Commodities inventory is carried at the lower of cost or fair value. For the majority of commodities inventory, fair value is determined by reference to prices in highly active and liquid markets. The fair value for other commodities inventory is determined primarily using pricing and data derived from the markets on which the underlying commodities are traded. Market prices used may be adjusted for liquidity. This caption also includes Private equity investments and MSRs. For discussion of the fair value methodology for Private equity investments, see Note 4 on pages 98–99 of this Annual Report.
For discussion of the fair value methodology for retained interests related to securitizations, see Note 14 on pages 114–118 of this Annual Report.
For discussion of the fair value methodology for MSRs, see Note 16 on pages 121–122 of this Annual Report.
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
Interest-bearing deposits
 Fair values of interest-bearing deposits are estimated by discounting cash flows using the appropriate market rates for the applicable maturity.
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
Trading liabilities
 For a discussion of the fair value methodology for trading debt and equity instruments and derivatives, see the related discussions in the Financial assets section of this Note.
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
Lending-related commitments
 Although there is no liquid secondary market for wholesale commitments, the Firm estimates the fair value of its wholesale lending-related commitments primarily using the cost of credit derivatives (which is adjusted to account for the difference in recovery rates between bonds, upon which the cost of credit derivatives is based, and loans) and loan equivalents (which represent the portion of an unused commitment expected, based upon the Firm’s average portfolio historical experience, to become outstanding in the event an obligor defaults). The Firm estimates the fair value of its consumer commitments to extend credit based upon the primary market prices to originate new commitments. It is the change in current primary market prices that provides the estimate of the fair value of these commitments. On this basis, at December 31, 2006, the estimated fair value of the Firm’s lending-related commitments was a liability of $0.2 billion, compared with $0.5 billion at December 31, 2005.

136	JPMorgan Chase & Co. / 2006 Annual Report

The following table presents the carrying value and estimated fair value of financial assets and liabilities valued under SFAS 107; accordingly, certain assets and liabilities that are not considered financial instruments are excluded from the table.

	2006			2005
	Carrying	Estimated	Appreciation/	Carrying	Estimated	Appreciation/
December 31, (in billions)	value	fair value	(depreciation)	value	fair value	(depreciation)

Financial assets
Assets for which fair value approximates carrying value	$150.5	$150.5	$—	$155.4	$155.4	$—
Federal funds sold and securities purchased under resale agreements	140.5	140.5	—	134.0	134.3	0.3
Trading assets	365.7	365.7	—	298.4	298.4	—
Securities	92.0	92.0	—	47.6	47.6	—
Loans: Wholesale, net of Allowance for loan losses	181.0	184.6	3.6	147.7	150.2	2.5
Consumer, net of Allowance for loan losses	294.8	294.8	—	264.4	262.7	(1.7)
Interests in purchased receivables	—	—	—	29.7	29.7	—
Other	61.8	62.4	0.6	53.4	54.7	1.3

Total financial assets	$1,286.3	$1,290.5	$4.2	$1,130.6	$1,133.0	$2.4

Financial liabilities
Liabilities for which fair value approximates carrying value	$259.9	$259.9	$—	$241.0	$241.0	$—
Interest-bearing deposits	498.3	498.4	(0.1)	411.9	411.7	0.2
Federal funds purchased and securities sold under repurchase agreements	162.2	162.2	—	125.9	125.9	—
Trading liabilities	148.0	148.0	—	145.9	145.9	—
Beneficial interests issued by consolidated VIEs	16.2	16.2	—	42.2	42.1	0.1
Long-term debt-related instruments	145.6	147.1	(1.5)	119.9	120.6	(0.7)

Total financial liabilities	$1,230.2	$1,231.8	$(1.6)	$1,086.8	$1,087.2	$(0.4)

Net appreciation			$2.6			$2.0

JPMorgan Chase & Co. / 2006 Annual Report	137

Notes to consolidated financial statements
JPMorgan Chase & Co.

Note 32 – International operations
The following table presents income statement information of JPMorgan Chase by major geographic area. The Firm defines international activities as business transactions that involve customers residing outside of the U.S., and the information presented below is based primarily upon the domicile of the customer or the location from which the customer relationship is managed. However, many of the Firm’s U.S. operations serve international businesses.
As the Firm’s operations are highly integrated, estimates and subjective assumptions have been made to apportion revenue and expense between U.S. and international operations. These estimates and assumptions are consistent with the allocations used for the Firm’s segment reporting as set forth in Note 33 on pages 139–141 of this Annual Report.
The Firm’s long-lived assets for the periods presented are not considered by management to be significant in relation to total assets. The majority of the Firm’s long-lived assets are located in the U.S.

					Income from
					continuing
					operations before
Year ended December 31, (in millions)	Revenue	(b)	Expense	(c)	income taxes	Net income

2006
Europe/Middle East and Africa	$11,238		$7,367		$3,871	$2,774
Asia and Pacific	3,144		2,566		578	400
Latin America and the Caribbean	1,328		806		522	333
Other	381		240		141	90

Total international	16,091		10,979		5,112	3,597
Total U.S.	45,346		30,572		14,774	10,847

Total	$61,437		$41,551		$19,886	$14,444

2005
Europe/Middle East and Africa	$7,549		$5,379		$2,170	$1,547
Asia and Pacific	2,806		2,024		782	509
Latin America and the Caribbean	960		493		467	285
Other	165		89		76	44

Total international	11,480		7,985		3,495	2,385
Total U.S.	42,268		33,924		8,344	6,098

Total	$53,748		$41,909		$11,839	$8,483

2004(a)
Europe/Middle East and Africa	$6,439		$4,587		$1,852	$1,305
Asia and Pacific	2,597		1,742		855	547
Latin America and the Caribbean	812		405		407	255
Other	112		77		35	25

Total international	9,960		6,811		3,149	2,132
Total U.S.	32,412		29,705		2,707	2,334

Total	$42,372		$36,516		$5,856	$4,466

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
(b)	Revenue is composed of Net interest income and Noninterest revenue.
(c)	Expense is composed of Noninterest expense and Provision for credit losses.

138	JPMorgan Chase & Co. / 2006 Annual Report

Note 33 – Business segments
JPMorgan Chase is organized into six major reportable business segments —Investment Bank, Retail Financial Services, Card Services, Commercial Banking (“CB”), Treasury & Securities Services and Asset Management, as well as a Corporate segment. The segments are based upon the products and services provided or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a definition of managed basis, see Explanation and Reconciliation of the Firm’s use of non-GAAP financial measures, on pages 32–33 of this Annual Report. For a further discussion concerning JPMorgan Chase’s business segments, see Business segment results on pages 34–35 of this Annual Report.
Business segment financial disclosures
Effective January 1, 2006, JPMorgan Chase modified certain of its financial disclosures to reflect more closely the manner in which the Firm’s business segments are managed and to provide improved comparability with competitors. These financial disclosure revisions are reflected in this Annual Report, and the financial information for prior periods has been revised to reflect the disclosure changes as if they had been in effect throughout all periods reported. A summary of the changes are described below.
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
Business Segment Disclosures
Various wholesale banking clients, together with the related balance sheet and income statement items, were transferred among CB, IB and TSS. The primary client transfer was corporate mortgage finance from CB to IB and TSS.
Capital allocation changes
Effective January 1, 2006, the Firm refined its methodology for allocating capital (i.e., equity) to the business segments. As a result of this refinement, RFS, CS, CB, TSS and AM have higher amounts of capital allocated to them, commencing in the first quarter of 2006. The revised methodology considers for each line of business, among other things, goodwill associated with such business segment’s acquisitions since the Merger. In management’s view, the revised methodology assigns responsibility to the lines of business to generate returns on the amount of capital supporting acquisition-related goodwill. As part of this refinement in the capital allocation methodology, the Firm assigned to the Corporate segment an amount of equity capital equal to the then-current book value of goodwill from and prior to the Merger. As prior periods have not been revised to reflect the new capital allocations, capital allocated to the respective lines of business for 2006 is not comparable to prior periods and certain business metrics, such as ROE, are not comparable to the current presentation. The Firm may revise its equity capital allocation methodology again in the future.
Discontinued operations
As a result of the transaction with The Bank of New York, selected corporate trust businesses have been transferred from TSS to the Corporate segment and reported in discontinued operations for all periods reported.

JPMorgan Chase & Co. / 2006 Annual Report	139

Notes to consolidated financial statements
JPMorgan Chase & Co.

Segment results
The following table provides a summary of the Firm’s segment results for 2006, 2005 and 2004 on a managed basis. The impact of credit card securitizations and tax-equivalent adjustments have been included in Reconciling items so that the total Firm results are on a reported basis. The first six months of 2004 reflect heritage JPMorgan Chase–only results and have been restated to reflect the current business segment organization and reporting classifications.

Segment results and reconciliation(a) (table continued on next page)

Year ended December 31,(b)	Investment Bank			Retail Financial Services(e)			Card Services(f)			Commercial Banking
(in millions, except ratios)	2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004

Noninterest revenue	$17,778	$13,010	$9,337	$4,660	$4,625	$3,077	$2,944	$3,563	$2,371	$1,073	$986	$685
Net interest income	499	1,603	3,296	10,165	10,205	7,714	11,801	11,803	8,374	2,727	2,502	1,593

Total net revenue	18,277	14,613	12,633	14,825	14,830	10,791	14,745	15,366	10,745	3,800	3,488	2,278

Provision for credit losses	191	(838)	(640)	561	724	449	4,598	7,346	4,851	160	73	41
Credit reimbursement (to)/from TSS(c)	121	154	90	—	—	—	—	—	—	—	—	—

Noninterest expense(d)	12,304	9,749	8,709	8,927	8,585	6,825	5,086	4,999	3,883	1,979	1,856	1,326

Income (loss) from continuing operations before income tax expense	5,903	5,856	4,654	5,337	5,521	3,517	5,061	3,021	2,011	1,661	1,559	911

Income tax expense (benefit)	2,229	2,183	1,698	2,124	2,094	1,318	1,855	1,114	737	651	608	350

Income (loss) from continuing operations	3,674	3,673	2,956	3,213	3,427	2,199	3,206	1,907	1,274	1,010	951	561
Income (loss) from discontinued operations	—	—	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$3,674	$3,673	$2,956	$3,213	$3,427	$2,199	$3,206	$1,907	$1,274	$1,010	$951	$561

Average equity	$20,753	$20,000	$17,290	$14,629	$13,383	$9,092	$14,100	$11,800	$7,608	$5,702	$3,400	$2,093
Average assets	647,569	599,761	474,436	231,566	226,368	185,928	148,153	141,933	94,741	57,754	52,358	32,547
Return on average equity	18%	18%	17%	22%	26%	24%	23%	16%	17%	18%	28%	27%
Overhead ratio	67	67	69	60	58	63	34	33	36	52	53	58

(a)	In addition to analyzing the Firm’s results on a reported basis, management reviews the Firm’s lines’ of business results on a “managed basis,” which is a non-GAAP financial measure. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications that do not have any impact on Net income as reported by the lines of business or by the Firm as a whole.
(b)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
(c)	TSS reimburses the IB for credit portfolio exposures the IB manages on behalf of clients the segments share. At the time of the Merger, the reimbursement methodology was revised to be based upon pretax earnings, net of the cost of capital related to those exposures. Prior to the Merger, the credit reimbursement was based upon pretax earnings, plus the allocated capital associated with the shared clients.
(d)	Includes Merger costs which are reported in the Corporate segment. Merger costs attributed to the business segments for 2006, 2005 and 2004 were as follows:

Year ended December 31, (in millions)	2006	2005	2004	(b)

Investment Bank	$2	$32	$74
Retail Financial Services	24	133	201
Card Services	29	222	79
Commercial Banking	1	3	23
Treasury & Securities Services	117	95	68
Asset Management	23	60	31
Corporate	109	177	889

(e)	Effective January 1, 2006, RFS was reorganized into three businesses: Regional Banking, Mortgage Banking and Auto Finance.
(f)	Managed results for CS exclude the impact of credit card securitizations on Total net revenue, Provision for credit losses and Average assets, as JPMorgan Chase treats the sold receivables as if they were still on the balance sheet in evaluating credit performance and the overall performance of CS’ entire managed credit card portfolio as operations are funded, and decisions are made about allocating resources such as employees and capital, based upon managed information. These adjustments are eliminated in Reconciling items to arrive at the Firm’s reported U.S. GAAP results. The related securitization adjustments were as follows:

Year ended December 31, (in millions)	2006	2005	2004	(b)

Noninterest revenue	$(3,509)	$(2,718)	$(2,353)
Net interest income	5,719	6,494	5,251
Provision for credit losses	2,210	3,776	2,898
Average assets	65,266	67,180	51,084

140	JPMorgan Chase & Co. / 2006 Annual Report

(table continued from previous page)

Treasury &			Asset						Reconciling
Securities Services			Management			Corporate			items(f)(h)			Total
2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004

$4,039	$3,659	$2,973	$5,816	$4,583	$3,383	$1,052	$1,620	$1,983	$2,833	$2,147	$2,036	$40,195	$34,193	$25,845
2,070	1,880	1,225	971	1,081	796	(1,044)	(2,756)	(1,214)	(5,947)	(6,763)	(5,257)	21,242	19,555	16,527

6,109	5,539	4,198	6,787	5,664	4,179	8	(1,136)	769	(3,114)	(4,616)	(3,221)	61,437	53,748	42,372

(1)	—	7	(28)	(56)	(14)	(1)	10	748 (g)	(2,210)	(3,776)	(2,898)	3,270	3,483	2,544

(121)	(154)	(90)	—	—	—	—	—	—	—	—	—	—	—	—

4,266	4,050	3,726	4,578	3,860	3,133	1,141	5,327	6,370	—	—	—	38,281	38,426	33,972

1,723	1,335	375	2,237	1,860	1,060	(1,132)	(6,473)	(6,349)	(904)	(840)	(323)	19,886	11,839	5,856

633	472	98	828	644	379	(1,179)	(2,690)	(2,661)	(904)	(840)	(323)	6,237	3,585	1,596

1,090	863	277	1,409	1,216	681	47	(3,783)	(3,688)	—	—	—	13,649	8,254	4,260

—	—	—	—	—	—	795	229	206	—	—	—	795	229	206

$1,090	$863	$277	$1,409	$1,216	$681	$842	$(3,554)	$(3,482)	$—	$—	$—	$14,444	$8,483	$4,466

$2,285	$1,525	$1,989	$3,500	$2,400	$3,902	$49,728	$52,999	$33,667	$—	$—	$—	$110,697	$105,507	$75,641
31,760	28,206	24,815	43,635	41,599	37,751	218,623	162,021	163,422	(65,266)	(67,180)	(51,084)	1,313,794	1,185,066	962,556
48%	57%	14%	40%	51%	17%	NM	NM	NM	NM	NM	NM	13%	8%	6%
70	73	89	67	68	75	NM	NM	NM	NM	NM	NM	62	71	80

(g)	Includes $858 million of accounting policy conformity adjustments consisting of approximately $1.4 billion related to the decertification of the seller’s retained interest in credit card securitizations, partially offset by a benefit of $584 million related to conforming wholesale and consumer provision methodologies for the combined Firm.
(h)	Segment managed results reflect revenues on a tax-equivalent basis with the corresponding income tax impact recorded within Income tax expense. These adjustments are eliminated in Reconciling items to arrive at the Firm’s reported U.S. GAAP results. Tax-equivalent adjustments were as follows for the years ended December 31, 2006, 2005 and 2004:

Year ended December 31, (in millions)	2006	2005	2004	(b)

Noninterest income	$676	$571	$317
Net interest income	228	269	6
Income tax expense	904	840	323

JPMorgan Chase & Co. / 2006 Annual Report	141

Notes to consolidated financial statements
JPMorgan Chase & Co.

Note 34 – Parent company
Parent company – statements of income

Year ended December 31, (in millions)	2006	2005	2004	(c)

Income
Dividends from bank and bank holding company subsidiaries	$2,935	$2,361	$1,208
Dividends from nonbank subsidiaries(a)	1,999	791	773
Interest income from subsidiaries	3,612	2,369	1,370
Other interest income	273	209	137
Other income from subsidiaries, primarily fees:
Bank and bank holding company	220	246	833
Nonbank	739	462	499
Other income	(206)	13	204

Total income	9,572	6,451	5,024

Expense
Interest expense to subsidiaries(a)	1,025	846	603
Other interest expense	4,536	3,076	1,834
Compensation expense	519	369	353
Other noninterest expense	295	496	1,105

Total expense	6,375	4,787	3,895

Income before income tax benefit and undistributed net income of subsidiaries	3,197	1,664	1,129
Income tax benefit	982	852	556
Equity in undistributed net income (loss) of subsidiaries	10,265	5,967	2,781

Net income	$14,444	$8,483	$4,466

Parent company – balance sheets
December 31, (in millions)	2006	2005

Assets
Cash and due from banks, primarily with bank subsidiaries	$756	$461
Deposits with banking subsidiaries	18,759	9,452
Securities purchased under resale agreements, primarily with nonbank subsidiaries	—	24
Trading assets	7,975	7,548
Available-for-sale securities	257	285
Loans	971	338
Advances to, and receivables from, subsidiaries:
Bank and bank holding company	22,765	22,673
Nonbank	34,282	31,342
Investments (at equity) in subsidiaries:
Bank and bank holding company	119,017	110,745
Nonbank(a)	22,552	21,367
Goodwill and other intangibles	853	804
Other assets	11,983	10,553

Total assets	$240,170	$215,592

Liabilities and stockholders’ equity
Borrowings from, and payables to, subsidiaries(a)	$19,183	$16,511
Other borrowed funds, primarily commercial paper	21,011	15,675
Other liabilities	7,605	7,721
Long-term debt(b)	76,581	68,474

Total liabilities	124,380	108,381
Stockholders’ equity	115,790	107,211

Total liabilities and stockholders’ equity	$240,170	$215,592

Parent company – statements of cash flows

Year ended December 31, (in millions)	2006	2005	2004 (c)

Operating activities
Net income	$14,444	$8,483	$4,466
Less: Net income of subsidiaries	15,199	9,119	4,762

Parent company net loss	(755)	(636)	(296)
Add: Cash dividends from subsidiaries(a)	4,934	2,891	1,964
Other, net	(185)	(130)	(81)

Net cash provided by operating activities	3,994	2,125	1,587

Investing activities
Net change in:
Deposits with banking subsidiaries	(9,307)	1,251	1,851
Securities purchased under resale agreements, primarily with nonbank subsidiaries	24	(24)	355
Loans	(633)	(176)	407
Advances to subsidiaries	(3,032)	(483)	(5,772)
Investments (at equity) in subsidiaries	579	(2,949)	(4,015)
Other, net	(1)	34	11
Available-for-sale securities:
Purchases	—	(215)	(392)
Proceeds from sales and maturities	29	124	114
Cash received in business acquisitions	—	—	4,608

Net cash used in investing activities	(12,341)	(2,438)	(2,833)

Financing activities
Net change in borrowings from subsidiaries(a)	2,672	2,316	941
Net change in other borrowed funds	5,336	625	(1,510)
Proceeds from the issuance of long-term debt	18,153	15,992	12,816
Repayments of long-term debt	(10,557)	(10,864)	(6,149)
Net proceeds from the issuance of stock and stock-related awards	1,659	682	848
Excess tax benefits related to stock-based compensation	302	—	—
Redemption of preferred stock	(139)	(200)	(670)
Treasury stock purchased	(3,938)	(3,412)	(738)
Cash dividends paid	(4,846)	(4,878)	(3,927)

Net cash provided by financing activities	8,642	261	1,611

Net increase (decrease) in cash and due from banks	295	(52)	365
Cash and due from banks at the beginning of the year, primarily with bank subsidiaries	461	513	148

Cash and due from banks at the end of the year, primarily with bank subsidiaries	$756	$461	$513

Cash interest paid	$5,485	$3,838	$2,383
Cash income taxes paid	$3,599	$3,426	$701

(a)	Subsidiaries include trusts that issued guaranteed capital debt securities (“issuer trusts”). As a result of FIN 46R, the Parent deconsolidated these trusts in 2003. The Parent received dividends of $23 million, $21 million and $15 million from the issuer trusts in 2006, 2005 and 2004, respectively. For further discussion on these issuer trusts, see Note 19 on page 125 of this Annual Report.
(b)	At December 31, 2006, debt that contractually matures in 2007 through 2011 totaled $10.6 billion, $12.4 billion, $13.7 billion, $4.3 billion and $13.5 billion, respectively.
(c)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. For further discussion of the Merger, see Note 2 on pages 95–96 of this Annual Report.

142	JPMorgan Chase & Co. / 2006 Annual Report

Supplementary information
Selected quarterly financial data (unaudited)

(in millions, except per share, ratio and headcount data)	2006				2005
As of or for the period ended	4th	3rd	2nd	1st	4th	3rd	2nd	1st

Selected income statement data
Noninterest revenue	$10,362	$10,021	$9,762	$10,050	$8,804	$9,482	$7,616	$8,291
Net interest income	5,692	5,379	5,178	4,993	4,678	4,783	4,932	5,162

Total net revenue	16,054	15,400	14,940	15,043	13,482	14,265	12,548	13,453
Provision for credit losses	1,134	812	493	831	1,224	1,245	587	427
Total noninterest expense	9,746	9,651	9,236	9,648	8,430	9,359	10,798	9,839

Income from continuing operations before income tax expense	5,174	4,937	5,211	4,564	3,828	3,661	1,163	3,187
Income tax expense	1,268	1,705	1,727	1,537	1,186	1,192	226	981

Income from continuing operations (after-tax)	3,906	3,232	3,484	3,027	2,642	2,469	937	2,206
Income from discontinued operations (after-tax)(a)	620	65	56	54	56	58	57	58

Net income	$4,526	$3,297	$3,540	$3,081	$2,698	$2,527	$994	$2,264

Per common share
Basic earnings per share
Income from continuing operations	$1.13	$0.93	$1.00	$0.87	$0.76	$0.71	$0.27	$0.63
Net income	1.31	0.95	1.02	0.89	0.78	0.72	0.28	0.64
Diluted earnings per share
Income from continuing operations	1.09	0.90	0.98	0.85	0.74	0.70	0.26	0.62
Net income	1.26	0.92	0.99	0.86	0.76	0.71	0.28	0.63
Cash dividends declared per share	0.34	0.34	0.34	0.34	0.34	0.34	0.34	0.34
Book value per share	33.45	32.75	31.89	31.19	30.71	30.26	29.95	29.78
Common shares outstanding
Average: Basic	3,465	3,469	3,474	3,473	3,472	3,485	3,493	3,518
Diluted	3,579	3,574	3,572	3,571	3,564	3,548	3,548	3,570
Common shares at period end	3,462	3,468	3,471	3,473	3,487	3,503	3,514	3,525
Selected ratios
Return on common equity (“ROE”)
Income from continuing operations	14%	11%	13%	11%	10%	9%	4%	8%
Net income	16	12	13	12	10	9	4	9
Return on assets (“ROA”)
Income from continuing operations	1.14	0.98	1.05	0.98	0.87	0.82	0.32	0.77
Net income	1.32	1.00	1.06	1.00	0.89	0.84	0.34	0.79
Tier 1 capital ratio	8.7	8.6	8.5	8.5	8.5	8.2	8.2	8.6
Total capital ratio	12.3	12.1	12.0	12.1	12.0	11.3	11.3	11.9
Tier 1 leverage ratio	6.2	6.3	5.8	6.1	6.3	6.2	6.2	6.3
Overhead ratio	61	63	62	64	63	66	86	73
Selected balance sheet data (period-end)
Total assets	$1,351,520	$1,338,029	$1,328,001	$1,273,282	$1,198,942	$1,203,033	$1,171,283	$1,178,305
Securities	91,975	86,548	78,022	67,126	47,600	68,697	58,573	75,251
Loans	483,127	463,544	455,104	432,081	419,148	420,504	416,025	402,669
Deposits	638,788	582,115	593,716	584,465	554,991	535,123	534,640	531,379
Long-term debt	133,421	126,619	125,280	112,133	108,357	101,853	101,182	99,329
Total stockholders’ equity	115,790	113,561	110,684	108,337	107,211	106,135	105,385	105,340
Credit quality metrics
Allowance for credit losses	$7,803	$7,524	$7,500	$7,659	$7,490	$7,615	$7,233	$7,423
Nonperforming assets(b)	2,341	2,300	2,384	2,348	2,590	2,839	2,832	2,949
Allowance for loan losses to total loans(c)	1.70%	1.65%	1.69%	1.83%	1.84%	1.86%	1.76%	1.82%
Net charge-offs	$930	$790	$654	$668	$1,360	$870	$773	$816
Net charge-off rate(c)	0.84%	0.74%	0.64%	0.69%	1.39%	0.89%	0.82%	0.88%
Wholesale net charge-off (recovery) rate(c)	0.07	(0.03)	(0.05)	(0.06)	0.07	(0.12)	(0.16)	(0.03)
Managed Card net charge-off rate(c)	3.45	3.58	3.28	2.99	6.39	4.70	4.87	4.83
Headcount	174,360	171,589	172,423	170,787	168,847	168,955	168,708	164,381
Share price(d)
High	$49.00	$47.49	$46.80	$42.43	$40.56	$35.95	$36.50	$39.69
Low	45.51	40.40	39.33	37.88	32.92	33.31	33.35	34.32
Close	48.30	46.96	42.00	41.64	39.69	33.93	35.32	34.60
Market capitalization	167,199	162,835	145,764	144,614	138,387	118,871	124,112	121,975

(a)	On October 1, 2006, the Firm completed the exchange of selected corporate trust businesses including trustee, paying agent, loan agency and document management services for the consumer, business banking and middle-market banking businesses of The Bank of New York. The results of operations of these corporate trust businesses are being reported as discontinued operations for each of the periods presented.
(b)	Excludes wholesale held-for-sale (“HFS”) loans purchased as part of the Investment Bank’s proprietary activities.
(c)	Excluded from the allowance coverage ratios were end-of-period loans held-for-sale; and excluded from the net charge-off rates were average loans held-for-sale.
(d)	JPMorgan Chase’s common stock is listed and traded on the New York Stock Exchange, the London Stock Exchange Limited and the Tokyo Stock Exchange. The high, low and closing prices of JPMorgan Chase’s common stock are from The New York Stock Exchange Composite Transaction Tape.

JPMorgan Chase & Co. / 2006 Annual Report	143

Supplementary information
Selected annual financial data (unaudited)

(in millions, except per share, headcount and ratio data)				Heritage JPMorgan Chase only
As of or for the year ended December 31,	2006	2005	2004 (e)	2003	2002

Selected income statement data
Noninterest revenue	$40,195	$34,193	$25,845	$19,996	$17,064
Net interest income	21,242	19,555	16,527	12,807	12,012

Total net revenue	61,437	53,748	42,372	32,803	29,076
Provision for credit losses	3,270	3,483	2,544	1,540	4,331
Total noninterest expense	38,281	38,426	33,972	21,490	22,471

Income from continuing operations before income tax expense	19,886	11,839	5,856	9,773	2,274
Income tax expense	6,237	3,585	1,596	3,209	760

Income from continuing operations	13,649	8,254	4,260	6,564	1,514
Income from discontinued operations(a)	795	229	206	155	149

Net income	$14,444	$8,483	$4,466	$6,719	$1,663

Per common share
Basic earnings per share
Income from continuing operations	$3.93	$2.36	$1.51	$3.24	$0.74
Net income	4.16	2.43	1.59	3.32	0.81

Diluted earnings per share
Income from continuing operations	$3.82	$2.32	$1.48	$3.17	$0.73
Net income	4.04	2.38	1.55	3.24	0.80
Cash dividends declared per share	1.36	1.36	1.36	1.36	1.36
Book value per share	33.45	30.71	29.61	22.10	20.66

Common shares outstanding
Average: Basic	3,470	3,492	2,780	2,009	1,984
Diluted	3,574	3,557	2,851	2,055	2,009
Common shares at period-end	3,462	3,487	3,556	2,043	1,999

Selected ratios
Return on common equity (“ROE”):
Income from continuing operations	12%	8%	6%	15%	4%
Net income	13	8	6	16	4
Return on assets (“ROA”):
Income from continuing operations	1.04	0.70	0.44	0.85	0.21
Net income	1.10	0.72	0.46	0.87	0.23
Tier 1 capital ratio	8.7	8.5	8.7	8.5	8.2
Total capital ratio	12.3	12.0	12.2	11.8	12.0
Overhead ratio	62	71	80	66	77

Selected balance sheet data (period-end)
Total assets	$1,351,520	$1,198,942	$1,157,248	$770,912	$758,800
Securities	91,975	47,600	94,512	60,244	84,463
Loans	483,127	419,148	402,114	214,766	216,364
Deposits	638,788	554,991	521,456	326,492	304,753
Long-term debt	133,421	108,357	95,422	48,014	39,751
Common stockholders’ equity	115,790	107,072	105,314	45,145	41,297
Total stockholders’ equity	115,790	107,211	105,653	46,154	42,306

Credit quality metrics
Allowance for credit losses	$7,803	$7,490	$7,812	$4,847	$5,713
Nonperforming assets(b)	2,341	2,590	3,231	3,161	4,821
Allowance for loan losses to total loans(c)	1.70%	1.84%	1.94%	2.33%	2.80%
Net charge-offs	$3,042	$3,819	$3,099	$2,272	$3,676
Net charge-off rate(c)	0.73%	1.00%	1.08%	1.19%	1.90%
Wholesale net charge-off (recovery) rate(c)	(0.01)	(0.06)	0.18	0.97	NA
Managed Card net charge-off rate	3.33	5.21	5.27	5.90	5.90
Headcount	174,360	168,847	160,968	96,367	97,124

Share price(d)
High	$49.00	$40.56	$43.84	$38.26	$39.68
Low	37.88	32.92	34.62	20.13	15.26
Close	48.30	39.69	39.01	36.73	24.00
Market capitalization	167,199	138,387	138,727	75,025	47,969

(a)	On October 1, 2006, the Firm completed the exchange of selected corporate trust businesses including trustee, paying agent, loan agency and document management services for the consumer, business banking and middle-market banking businesses of The Bank of New York. The results of operations of these corporate trust businesses are being reported as discontinued operations for each of the periods presented.
(b)	Excludes wholesale held-for-sale (“HFS”) loans purchased as part of the Investment Bank’s proprietary activities.
(c)	Excluded from the allowance coverage ratios were end-of-period loans held-for-sale; and excluded from the net charge-off rates were average loans held-for-sale.
(d)	JPMorgan Chase’s common stock is listed and traded on the New York Stock Exchange, the London Stock Exchange Limited and the Tokyo Stock Exchange. The high, low and closing prices of JPMorgan Chase’s common stock are from The New York Stock Exchange Composite Transaction Tape.
(e)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
NA – Data for 2002 is not available on a comparable basis.

144	JPMorgan Chase & Co. / 2006 Annual Report

Glossary of terms
JPMorgan Chase & Co.

ACH: Automated Clearing House.
APB 25: Accounting Principles Board Opinion No. 25. “Accounting for Stock Issued to Employees.”
Assets under management: Represent assets actively managed by Asset Management on behalf of institutional, private banking, private client services and retail clients. Excludes assets managed by American Century Companies, Inc., in which the Firm has a 43% ownership interest.
Assets under supervision: Represent assets under management as well as custody, brokerage, administration and deposit accounts.
Average managed assets: Refers to total assets on the Firm’s balance sheet plus credit card receivables that have been securitized.
Beneficial interest issued by consolidated VIEs: Represents the interest of third-party holders of debt/equity securities, or other obligations, issued by VIEs that JPMorgan Chase consolidates under FIN 46R. The underlying obligations of the VIEs consist of short-term borrowings, commercial paper and long-term debt. The related assets consist of trading assets, available-for-sale securities, loans and other assets.
Benefit obligation: Refers to the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for OPEB plans.
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
Discontinued operations: A component of an entity that is classified as held-for-sale or that has been disposed of from ongoing operations in its entirety or piecemeal, and for which the entity will not have any significant, continuing involvement. A discontinued operation may be a separate major business segment, a component of a major business segment or a geographical area of operations of the entity that can be separately distinguished operationally and for financial reporting purposes.
EITF: Emerging Issues Task Force.
EITF Issue 02-3: “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.”
EITF Issue 99-20: “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.”
FASB: Financial Accounting Standards Board.
FIN 39: FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts — an interpretation of APB Opinion No. 10 and FASB Statement No. 105.”
FIN 41: FASB Interpretation No. 41, “Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements — an interpretation of APB Opinion No. 10 and a modification of FASB Interpretation No. 39.”
FIN 45: FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.”
FIN 46R: FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51.”
FIN 47: FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143.”
FIN 48: FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”
Forward points: Represents the interest rate differential between two currencies, which is either added to or subtracted from the current exchange rate (i.e., “spot rate”) to determine the forward exchange rate.
FSP: FASB Staff Position.
FSP FIN 46(R)-6: “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R).”
FSP FAS 123(R)-3: “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.”
FSP FAS 13-2: “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.”
Interchange income: A fee that is paid to a credit card issuer in the clearing and settlement of a sales or cash advance transaction.
Interests in purchased receivables: Represent an ownership interest in cash flows of an underlying pool of receivables transferred by a third-party seller into a bankruptcy-remote entity, generally a trust.
Investment-grade: An indication of credit quality based upon JPMorgan Chase’s internal risk assessment system. “Investment-grade” generally represents a risk profile similar to a rating of a BBB-/Baa3 or better, as defined by independent rating agencies.
Managed basis: A non-GAAP presentation of financial results that includes reclassifications related to credit card securitizations and taxable equivalents. Management uses this non-GAAP financial measure at the segment level because it believes this provides information to investors in understanding the underlying operational performance and trends of the particular business segment and facilitates a comparison of the business segment with the performance of competitors.
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
MSR risk management revenue: Includes changes in MSR asset fair value due to inputs or assumptions in model and derivative valuation adjustments.

JPMorgan Chase & Co. / 2006 Annual Report	145

Glossary of terms
JPMorgan Chase & Co.

Material legal proceedings: Refers to certain specific litigation originally discussed in the section “Legal Proceedings” in the Firm’s Annual Report on Form 10-K for the year ended December 31, 2002. Of such legal proceedings, some lawsuits related to Enron, WorldCom and the IPO allocation allegations remain outstanding as of the date of this Annual Report, as discussed in Part I, Item 3, Legal proceedings in the Firm’s Annual Report on Form 10-K for the year ended December 31, 2006, to which reference is hearby made; other such legal proceedings have been resolved.
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
Reported basis: Financial statements prepared under accounting principles generally accepted in the United States of America (“U.S. GAAP”). The reported basis includes the impact of credit card securitizations, but excludes the impact of taxable-equivalent adjustments.
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
SFAS: Statement of Financial Accounting Standards.
SFAS 5: “Accounting for Contingencies.”
SFAS 13: “Accounting for Leases.”
SFAS 52: “Foreign Currency Translation.”
SFAS 87: “Employers’ Accounting for Pensions.”
SFAS 88: “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”
SFAS 106: “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”
SFAS 107: “Disclosures about Fair Value of Financial Instruments.”
SFAS 109: “Accounting for Income Taxes.”
SFAS 114: “Accounting by Creditors for Impairment of a Loan – An amendment of FASB Statements No. 5 and 15.”
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
SFAS 159: “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.”
Staff Accounting Bulletin (“SAB”) 107: “Application of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.”
Statement of Position (“SOP”) 98-1: “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”
Stress testing: A scenario that measures market risk under unlikely but plausible events in abnormal markets.
Transactor loan: Loan in which the outstanding balance is paid in full by payment due date.
Unaudited: The financial statements and information included throughout this document, which are labeled unaudited, have not been subjected to auditing procedures sufficient to permit an independent certified public accountant to express an opinion thereon.
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
Value-at-risk (“VAR”): A measure of the dollar amount of potential loss from adverse market moves in an ordinary market environment.

146	JPMorgan Chase & Co. / 2006 Annual Report

Forward-looking statements
JPMorgan Chase & Co.

From time to time, the Firm has made and will make forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “anticipate,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “believe,” or other words of similar meaning. Forward-looking statements provide JPMorgan Chase’s current expectations or forecasts of future events, circumstances, results or aspirations. JPMorgan Chase’s disclosures in this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Firm also may make forward-looking statements in its other documents filed or furnished with the Securities and Exchange Commission (“SEC”). In addition, the Firm’s senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others.
All forward-looking statements are, by their nature, subject to risks and uncertainties. JPMorgan Chase’s actual future results may differ materially from those set forth in its forward-looking statements. Factors that could cause this difference – many of which are beyond the Firm’s control – include the following: local, regional and international business, political or economic conditions; changes in trade, monetary and fiscal policies and laws; technological changes instituted by the Firm and by other entities which may affect the Firm’s business; mergers and acquisitions, including the Firm’s ability to integrate acquisitions; ability of the Firm to develop new products and services;
acceptance of new products and services and the ability of the Firm to increase market share; the ability of the Firm to control expenses; competitive pressures; changes in laws and regulatory requirements; changes in applicable accounting policies; costs, outcomes and effects of litigation and regulatory investigations; changes in the credit quality of the Firm’s customers; and adequacy of the Firm’s risk management framework.
Additional factors that may cause future results to differ materially from forward-looking statements are discussed in Part I, Item 1A: Risk Factors in the Firm’s Annual Report on Form 10-K for the year ended December 31, 2006, to which reference is hereby made. There is no assurance that any list of risks and uncertainties or risk factors is complete.
Any forward-looking statements made by or on behalf of the Firm speak only as of the date they are made and JPMorgan Chase does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made. The reader should, however, consult any further disclosures of a forward-looking nature the Firm may make in any subsequent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, or Current Reports on Form 8-K.

JPMorgan Chase & Co. / 2006 Annual Report	147

Distribution of assets, liabilities and stockholders’ equity;
interest rates and interest differentials

Consolidated average balance sheet, interest and rates
Provided below is a summary of JPMorgan Chase’s consolidated average balances, interest rates and interest differentials on a taxable-equivalent basis for the years 2004 through 2006. Income computed on a taxable-equivalent basis is the income reported in the Consolidated statements of income, adjusted to make income and earnings yields on assets exempt from income taxes (primarily federal taxes) comparable with other taxable income. The incremental tax rate used for calculating the taxable-equivalent adjustment was approximately 40% in 2006, 2005 and 2004. A substantial portion of JPMorgan Chase’s securities are taxable.

(Table continued on next page)
	2006
Year ended December 31,	Average				Average
(Taxable-equivalent interest and rates; in millions, except rates)	balance		Interest		rate

Assets
Deposits with banks	$27,730		$1,265		4.56%
Federal funds sold and securities purchased under resale agreements	132,118		5,578		4.22
Securities borrowed	83,831		3,402		4.06
Trading assets – debt instruments	205,506		11,120		5.41
Securities:
Available-for-sale	77,776		4,299		5.53 (e)
Held-to-maturity	69		5		6.57
Interests in purchased receivables	13,941		652		4.68
Loans	454,535		33,014	(d)	7.26

Total interest-earning assets	995,506		59,335		5.96

Allowance for loan losses	(7,165)
Cash and due from banks	31,171
Trading assets – equity instruments	74,573
Trading assets – derivative receivables	57,368
Goodwill	43,872
Other Intangible Assets
Mortgage servicing rights	7,484
Purchased credit card relationships	3,113
All other intangibles	4,307
All other assets	87,068
Assets of discontinued operations held-for-sale(a)	16,497

Total assets	$1,313,794

Liabilities
Interest-bearing deposits	$452,323		$17,042		3.77%
Federal funds purchased and securities sold under repurchase agreements	183,783		8,187		4.45
Commercial paper	17,710		794		4.49
Other borrowings(b)	102,147		5,105		5.00
Beneficial interests issued by consolidated VIEs	28,652		1,234		4.31
Long-term debt	129,667		5,503		4.24

Total interest-bearing liabilities	914,282		37,865		4.14

Noninterest-bearing deposits	124,550
Trading liabilities – derivative payables	57,938
All other liabilities, including the allowance for lending-related commitments	90,506
Liabilities of discontinued operations held-for-sale(a)	15,787

Total liabilities	1,203,063

Stockholders’ equity
Preferred stock	34
Common stockholders’ equity	110,697

Total stockholders’ equity	110,731	(c)

Total liabilities, preferred stock of subsidiary and stockholders’ equity	$1,313,794
Interest rate spread					1.82%
Net interest income and net yield on interest-earning assets			$21,470		2.16

(a)	For purposes of the consolidated average balance sheet for assets and liabilities transferred to discontinued operations, JPMorgan Chase used Federal funds sold interest income as a reasonable estimate of the earnings on corporate trust deposits; therefore, JPMorgan Chase transferred to Assets of discontinued operations held-for-sale average Federal funds sold, along with the related interest income earned, and transferred to Liabilities of discontinued operations held-for-sale average corporate trust deposits.
(b)	Includes securities sold but not yet purchased.
(c)	The ratio of average stockholders’ equity to average assets was 8.4% for 2006, 8.9% for 2005 and 8.0% for 2004. The return on average stockholders’ equity was 13.0% for 2006, 8.0% for 2005 and 5.8% for 2004.
(d)	Fees and commissions on loans included in loan interest amounted to $1.3 billion in 2006, $1.2 billion in 2005 and $1.4 billion for 2004.
(e)	The annualized rate for available-for-sale securities based on amortized cost was 5.49% in 2006, 4.56% in 2005, and 4.38% in 2004, and does not give effect to changes in fair value that are reflected in Accumulated other comprehensive income (loss).
(f)	Prior periods have been adjusted to reflect the reclassificaiton of certain balances to more appropriate income statement and balance sheet line items.
(g)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

Within the Consolidated average balance sheets, interest and rates summary, the principal amounts of nonaccrual loans have been included in the average loan balances used to determine the average interest rate earned on loans. For additional information on nonaccrual loans, including interest accrued, see Note 12 on pages 112 and 113.

(Continuation of table)
2005(f)					2004(f)(g)
Average				Average	Average				Average
balance		Interest		rate	balance		Interest		rate

$15,203		$660		4.34%	$28,625		$539		1.88%
123,233		3,562		2.89	78,612		1,380		1.76
63,023		1,618		2.57	49,387		578		1.17
187,615		9,312		4.96	169,125		7,535		4.46

71,542		3,276		4.58 (e)	78,689		3,471		4.41 (e)
95		10		10.42	172		11		6.50
28,397		933		3.29	15,564		291		1.87
409,988		25,973	(d)	6.34	308,249		16,661	(d)	5.40

899,096		45,344		5.04	728,423		30,466		4.18

(7,074)					(5,951)
30,635					25,258
49,458					31,264
57,365					59,522
43,074					25,494

5,523					5,064
3,524					2,511
4,820					2,870
80,219					71,113
18,426					16,988

$1,185,066					$962,556

$383,259		$9,986		2.61%	$297,721		$4,515		1.52%
154,818		4,728		3.05	155,665		2,526		1.62
14,450		407		2.81	12,699		131		1.03
93,765		4,867		5.19	78,355		3,817		4.87
44,675		1,372		3.07	26,815		478		1.78
112,370		4,160		3.70	79,193		2,466		3.11

803,337		25,520		3.18	650,448		13,933		2.14

125,002					97,926
55,723					52,761
78,141					69,117
17,149					15,656

1,079,352					885,908

207					1,007
105,507					75,641

105,714	(c)				76,648	(c)

$1,185,066					$962,556
				1.86%					2.04%
		$19,824		2.20			$16,533		2.27

Interest rates and interest differential analysis of net interest income –
U.S. and non-U.S.

Presented below is a summary of interest rates and interest differentials segregated between U.S. and non-U.S. operations for the years 2004 through 2006. The segregation of U.S. and non-U.S. components is based on the location of the office recording the transaction. Intracompany funding generally comprises dollar-denominated deposits originated in various locations that are centrally managed by JPMorgan Chase’s Treasury unit. U.S. Net interest income was $19.4 billion in 2006, an increase of $1.2 billion from the prior

(Table continued on next page)
	2006
Year ended December 31,	Average		Average
(Taxable-equivalent interest and rates; in millions, except rates)	balance	Interest	rate

Interest-earning assets:
Deposits with banks, primarily non-U.S.	$27,730	$1,265	4.56%
Federal funds sold and securities purchased under resale agreements:
U.S.	66,627	3,647	5.47
Non-U.S.	65,491	1,931	2.95
Securities borrowed, primarily U.S.	83,831	3,402	4.06
Trading assets – debt instruments:
U.S.	88,492	5,471	6.18
Non-U.S.	117,014	5,649	4.83
Securities:
U.S.	68,477	3,951	5.77
Non-U.S.	9,368	353	3.77
Interests in purchased receivables, primarily U.S.	13,941	652	4.68
Loans:
U.S.	402,295	29,475	7.33
Non-U.S.	52,240	3,539	6.77

Total interest-earning assets	995,506	59,335	5.96

Interest-bearing liabilities:
Interest-bearing deposits:
U.S.	313,835	11,551	3.68
Non-U.S.	138,488	5,491	3.96
Federal funds purchased and securities sold under repurchase agreements:
U.S.	137,439	6,729	4.90
Non-U.S.	46,344	1,458	3.15
Other borrowed funds:
U.S.	55,300	3,368	6.09
Non-U.S.	64,557	2,531	3.92
Beneficial interests issued by consolidated VIEs, primarily U.S.	28,652	1,234	4.31
Long-term debt, primarily U.S.	129,667	5,503	4.24
Intracompany funding:
U.S.	(49,972)	(2,088)	—
Non-U.S.	49,972	2,088	—

Total interest-bearing liabilities	914,282	37,865	4.14

Noninterest-bearing liabilities(a)	81,224

Total investable funds	$995,506	$37,865	3.80%

Net interest income and net yield:		$21,470	2.16%
U.S.		19,430	2.87
Non-U.S.		2,040	0.64
Percentage of total assets and liabilities attributable to non-U.S. operations:
Assets			35.3
Liabilities			31.8

(a)	Represents the amount of noninterest-bearing liabilities funding interest-earning assets.
(b)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

year. Net interest income from non-U.S. operations was $2.0 billion for 2006, an increase of $0.4 billion when compared with $1.6 billion in 2005.
For further information, see the “Net interest income” discussion in Consolidated results of operations on pages 28–29.

(Continuation of table)	2005		2004(b)
Average		Average	Average		Average
balance	Interest	rate	balance	Interest	rate

$15,203	$660	4.34%	$28,625	$539	1.88%

84,713	2,587	3.05	56,061	873	1.56
38,520	975	2.53	22,551	507	2.25
63,023	1,618	2.57	49,387	578	1.17

97,943	4,861	4.96	100,658	4,361	4.33
89,672	4,451	4.96	68,467	3,174	4.63

54,434	2,705	4.97	65,845	3,053	4.63
17,203	581	3.38	13,016	429	3.29
28,397	933	3.29	15,564	291	1.87

372,912	24,928	6.68	275,713	15,672	5.68
37,076	1,045	2.82	32,536	989	3.04

899,096	45,344	5.04	728,423	30,466	4.18

266,335	6,497	2.44	193,320	2,639	1.37
116,924	3,489	2.98	104,401	1,876	1.80

113,348	3,685	3.25	122,760	1,830	1.49
41,470	1,043	2.52	32,905	696	2.12

64,765	2,837	4.38	61,685	2,138	3.47
43,450	2,437	5.61	29,369	1,810	6.16
44,675	1,372	3.07	26,815	478	1.78
112,370	4,160	3.70	79,193	2,466	3.11

28,800	789	—	26,687	207	—
(28,800)	(789)	—	(26,687)	(207)	—

803,337	25,520	3.18	650,448	13,933	2.14

95,759			77,975

$899,096	$25,520	2.84%	$728,423	$13,933	1.91%

	$19,824	2.20%		$16,533	2.27%
	18,220	2.72		14,990	2.76
	1,604	0.70		1,543	0.83

		29.4			29.7
		29.3			30.6

Changes in net interest income, volume and rate analysis
The table below presents an analysis of the effect on net interest income of volume and rate changes for the periods 2006 versus 2005 and 2005 versus 2004. In this analysis, the change due to the volume/rate variance has been allocated to volume.

	2006 versus 2005			2005 versus 2004(a)
(On a taxable-equivalent basis;	Increase (decrease) due to change in:		Net	Increase (decrease) due to change in:		Net
in millions)	Volume	Rate	change	Volume	Rate	change

Interest-earning assets
Deposits with banks, primarily non-U.S.	$572	$33	$605	$(583)	$704	$121
Federal funds sold and securities purchased under resale agreements:
U.S.	(990)	2,050	1,060	879	835	1,714
Non-U.S.	794	162	956	405	63	468
Securities borrowed, primarily U.S.	845	939	1,784	349	691	1,040
Trading assets – debt instruments:
U.S.	(585)	1,195	610	(134)	634	500
Non-U.S.	1,315	(117)	1,198	1,051	226	1,277
Securities:
U.S.	811	435	1,246	(572)	224	(348)
Non-U.S.	(295)	67	(228)	140	12	152
Interests in purchased receivables, primarily U.S.	(676)	395	(281)	421	221	642
Loans:
U.S.	2,123	2,424	4,547	6,499	2,757	9,256
Non-U.S.	1,029	1,465	2,494	128	(72)	56

Change in interest income	4,943	9,048	13,991	8,583	6,295	14,878

Interest-bearing liabilities
Interest-bearing deposits:
U.S.	1,751	3,303	5,054	1,789	2,069	3,858
Non-U.S.	856	1,146	2,002	381	1,232	1,613
Federal funds purchased and securities sold under repurchase agreements:
U.S.	1,174	1,870	3,044	(306)	2,161	1,855
Non-U.S.	154	261	415	215	132	347
Other borrowed funds:
U.S.	(576)	1,107	531	138	561	699
Non-U.S.	828	(734)	94	789	(162)	627
Beneficial interests issued by consolidated VIEs, primarily U.S.	(692)	554	(138)	548	346	894
Long-term debt, primarily U.S.	736	607	1,343	1,227	467	1,694
Intracompany funding:
U.S.	(3,292)	415	(2,877)	59	523	582
Non-U.S.	3,292	(415)	2,877	(59)	(523)	(582)

Change in interest expense	4,231	8,114	12,345	4,781	6,806	11,587

Change in net interest income	$712	$934	$1,646	$3,802	$(511)	$3,291

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

Securities portfolio
The table below presents the amortized cost, estimated fair value and average yield (including the impact of related derivatives) of JPMorgan Chase’s securities by contractual maturity range and type of security.
Maturity schedule of available-for-sale and held-to-maturity securities

	Due in 1	Due after 1	Due after 5	Due after
December 31, 2006 (in millions, rates on a taxable-equivalent basis)	year or less	through 5 years	through 10 years	10 years (d)	Total

U.S. government and federal agency obligations:
Amortized cost	$885	$573	$953	$97	$2,508
Fair value	884	567	936	107	2,494
Average yield(a)	4.42%	4.51%	4.66%	7.35%	4.64%
U.S. government-sponsored enterprise obligations:
Amortized cost	$4	$20	$22	$75,388	$75,434
Fair value	4	20	22	75,262	75,308
Average yield(a)	3.53%	4.62%	4.90%	5.80%	5.80%
Other:(b)
Amortized cost	$6,178	$3,414	$249	$4,136	$13,977
Fair value	6,175	3,420	253	4,267	14,115
Average yield(a)	2.58%	3.85%	5.00%	1.53%	2.62%
Total available-for-sale securities:(c)
Amortized cost	$7,067	$4,007	$1,224	$79,621	$91,919
Fair value	7,063	4,007	1,211	79,636	91,917
Average yield(a)	2.81%	3.95%	4.73%	5.58%	5.28%

Total held-to-maturity securities:(c)
Amortized cost	$—	$—	$44	$14	$58
Fair value	—	—	46	14	60
Average yield(a)	—%	—%	6.91%	6.61%	6.84%

(a)	The average yield was based on amortized cost balances at the end of the year, and does not give effect to changes in fair value that are reflected in Accumulated other comprehensive income (loss). Yields are derived by dividing interest income (including the effect of related derivatives on available-for-sale securities and the amortization of premiums and accretion of discounts) by total amortized cost. Taxable-equivalent yields are used where applicable.
(b)	Includes obligations of state and political subdivisions, debt securities issued by non-U.S. governments, corporate debt securities, CMOs of private issuers and other debt and equity securities.
(c)	For the amortized cost of the above categories of securities at December 31, 2005, see Note 10 on page 109. At December 31, 2004, the amortized cost of U.S. government and federal agency obligations was $16,109 million, U.S. government-sponsored enterprise obligations was $46,143 million and other available-for-sale securities was $32,569 million. At December 31, 2004, the amortized cost of U.S. government and federal agency obligations and U.S. government-sponsored enterprise obligations held-to-maturity securities was $110 million. There were no other held-to-maturity securities at December 31, 2004.
(d)	Securities with no stated maturity are included with securities with a contractual maturity of 10 years or more. Substantially all of JPMorgan Chase’s mortgaged-backed securities (“MBSs”) and collateralized mortgage obligations (“CMOs”) are due in 10 years or more based on contractual maturity. The estimated duration, which reflects anticipated future prepayments based on a consensus of dealers in the market, is approximately four years for MBSs and CMOs.

U.S. government-sponsored enterprises were the only issuers whose securities exceeded 10% of JPMorgan Chase’s total stockholders’ equity at December 31, 2006.
For a further discussion of JPMorgan Chase’s securities portfolios, see Note 10 on pages 108–111.

Loan portfolio
The table below presents loans based on customer and collateral type compared with the line of business approach that is presented in Credit risk management on pages 65, 66 and 73, and in Note 12 on page 112:

December 31, (in millions)	2006	2005	2004	2003	(a)	2002	(a)

U.S. loans:
Commercial and industrial	$96,897	$84,597	$76,890	$38,879		$49,205
Commercial real estate – commercial mortgage(b)	17,877	16,074	15,323	3,182		3,176
Commercial real estate – construction(b)	4,832	4,143	4,612	589		516
Financial institutions	15,217	13,259	12,664	4,622		3,770
Consumer	288,572	261,361	255,073	136,393		124,687

Total U.S. loans	423,395	379,434	364,562	183,665		181,354

Non-U.S. loans:
Commercial and industrial	40,287	28,969	27,293	24,618		31,446
Commercial real estate(b)	469	311	929	79		381
Financial institutions	12,793	7,468	6,494	5,671		2,438
Non-U.S. governments	2,532	1,295	2,778	705		616
Consumer	3,651	1,671	58	28		129

Total non-U.S. loans	59,732	39,714	37,552	31,101		35,010

Total loans(c)	$483,127	$419,148	$402,114	$214,766		$216,364

(a)	Heritage JPMorgan Chase only.
(b)	Represents loans secured by commercial real estate.
(c)	Loans are presented net of unearned income and net deferred loan fees of $2.3 billion, $3.0 billion, $4.1 billion, $1.3 billion and $1.9 billion at December 31, 2006, 2005, 2004, 2003 and 2002, respectively.
Maturities and sensitivity to changes in interest rates
The table below shows, at December 31, 2006, commercial loan maturity and distribution between fixed and floating interest rates based upon the stated terms of the commercial loan agreements. The table does not include the impact of derivative instruments.

	Within		1-5	After 5
December 31, 2006 (in millions)	1 year	(a)	years	years	Total

U.S.:
Commercial and industrial	$46,521		$40,322	$10,054	$96,897
Commercial real estate	5,066		11,186	6,457	22,709
Financial institutions	10,332		3,634	1,251	15,217
Non-U.S.	22,323		27,144	6,614	56,081

Total commercial loans	$84,242		$82,286	$24,376	$190,904

Loans at fixed interest rates			$38,897	$14,949
Loans at variable interest rates			43,389	9,427

Total commercial loans			$82,286	$24,376

(a)	Includes demand loans and overdrafts.

Cross-border outstandings
Cross-border disclosure is based upon the Federal Financial Institutions Examination Council’s (“FFIEC”) guidelines governing the determination of cross-border risk. Based on new rules from the FFIEC, beginning in 2006 securities purchased under resale agreements are now allocated to a country based upon the domicile of the counterparty; previously they were based upon the domicile of the underlying security’s issuer. Additionally, local foreign office commitments are now included in commitments; previously they were excluded from commitments. Prior period data were not revised.
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
For a further discussion of JPMorgan Chase’s emerging markets cross-border exposure, see Emerging markets country exposure on page 72.

Cross-border outstandings exceeding 0.75% of total assets

						Net local	Total
						country	cross-border				Total
(in millions)	December 31,	Governments	Banks	Other	(a)	assets	outstandings	(b)	Commitments	(c)	exposure

U.K.	2006	$507	$13,116	$11,594		$—	$25,217		$306,565		$331,782
	2005	1,108	16,782	9,893		—	27,783		146,854		174,637
	2004	1,531	23,421	24,357		—	49,309		102,770		152,079

Germany	2006	$9,361	$16,384	$16,091		$—	$41,836		$186,875		$228,711
	2005	26,959	8,462	10,579		—	46,000		89,112		135,112
	2004	28,114	10,547	9,759		509	48,929		47,268		96,197

France	2006	$5,218	$7,760	$12,747		$575	$26,300		$171,407		$197,707
	2005	8,346	7,890	7,717		305	24,258		75,577		99,835
	2004	3,315	15,178	11,790		2,082	32,365		33,724		66,089

Italy	2006	$6,395	$3,004	$6,328		$364	$16,091		$84,054		$100,145
	2005	14,193	4,053	5,264		308	23,818		36,688		60,506
	2004	12,431	5,589	6,911		180	25,111		14,895		40,006

Netherlands	2006	$1,776	$9,699	$17,878		$—	$29,353		$80,337		$109,690
	2005	2,918	2,330	11,410		—	16,658		36,584		53,242
	2004	1,563	4,656	13,302		—	19,521		16,985		36,506

Spain	2006	$722	$3,715	$5,766		$1,136	$11,339		$55,517		$66,856
	2005	2,876	3,108	2,455		733	9,172		24,000		33,172
	2004	4,224	3,781	5,276		659	13,940		11,087		25,027

Japan	2006	$6,758	$8,158	$8,588		$—	$23,504		$32,781		$56,285
	2005	2,474	3,008	1,167		—	6,649		20,801		27,450
	2004	25,349	3,869	5,765		—	34,983		23,582		58,565

Switzerland	2006	$372	$5,512	$3,076		$—	$8,960		$43,184		$52,144
	2005	207	2,873	3,471		—	6,551		18,794		25,345
	2004	327	4,131	5,184		311	9,953		7,807		17,760

Luxembourg	2006	$1,396	$1,860	$8,592		$—	$11,848		$15,667		$27,515
	2005	1,326	2,484	9,082		—	12,892		7,625		20,517
	2004	397	5,000	9,690		—	15,087		1,721		16,808

Belgium	2006	$1,132	$1,671	$1,180		$—	$3,983		$2,798		$6,781
	2005	2,350	1,268	1,893		—	5,511		1,481		6,992
	2004	2,899	3,177	3,075		—	9,151		1,254		10,405

Cayman Islands	2006	$20	$125	$21,492		$—	$21,637		$10,626		$32,263
	2005	606	193	5,746		—	6,545		10,508		17,053
	2004	—	142	2,837		2,995	5,974		2,455		8,429

(a)	Consists primarily of commercial and industrial.
(b)	Outstandings includes loans and accrued interest receivable, interest-bearing deposits with banks, acceptances, resale agreements, other monetary assets, cross-border trading debt and equity instruments, mark-to-market exposure of foreign exchange and derivative contracts and local country assets, net of local country liabilities. The amounts associated with foreign exchange and derivative contracts are presented after taking into account the impact of legally enforceable master netting agreements.
(c)	Commitments include outstanding letters of credit, undrawn commitments to extend credit and credit derivatives.
JPMorgan Chase’s total cross-border exposure tends to fluctuate greatly, and the amount of exposure at year-end tends to be a function of timing rather than representing a consistent trend.

Risk elements
The following table sets forth nonperforming assets and contractually past-due assets at the dates indicated:

December 31, (in millions)	2006	2005	2004	2003	(d)	2002	(d)

Nonperforming assets
U.S. nonperforming loans:(a)
Commercial and industrial	$429	$818	$1,175	$1,060		$1,769
Commercial real estate	188	234	326	31		48
Financial institutions	—	1	1	1		258
Consumer	1,379	1,117	895	542		544

Total U.S. nonperforming loans	1,996	2,170	2,397	1,634		2,619
Non-U.S. nonperforming loans:(a)
Commercial and industrial	47	135	288	909		1,566
Commercial real estate	13	12	13	13		11
Financial institutions	20	25	43	25		36
Non-U.S. governments	—	—	—	—		—
Consumer	1	1	2	3		2

Total non-U.S. nonperforming loans	81	173	346	950		1,615

Total nonperforming loans	2,077	2,343	2,743	2,584		4,234

Derivative receivables	36	50	241	253		289
Other receivables	—	—	—	108		108
Assets acquired in loan satisfactions	228	197	247	216		190

Total nonperforming assets(b)	$2,341	$2,590	$3,231	$3,161		$4,821

Contractually past-due assets:(c)

U.S. loans:
Commercial and industrial	$84	$75	$34	$41		$57
Commercial real estate	1	7	—	—		—
Consumer	1,279	1,046	970	269		473

Total U.S. loans	1,364	1,128	1,004	310		530
Non-U.S. loans
Commercial and industrial	—	—	2	5		—
Consumer	—	—	—	—		—

Total non-U.S. loans	—	—	2	5		—

Total	$1,364	$1,128	$1,006	$315		$530

(a)	All nonperforming loans are accounted for on a nonaccrual basis. There were no nonperforming renegotiated loans. Renegotiated loans are those for which concessions, such as the reduction of interest rates or the deferral of interest or principal payments, have been granted as a result of a deterioration in the borrowers’ financial condition.
(b)	Excludes wholesale purchased held-for-sale (“HFS”) loans purchased as part of the Investment Bank’s proprietary activities.
(c)	Represents accruing loans past-due 90 days or more as to principal and interest, which are not characterized as nonperforming loans.
(d)	Heritage JPMorgan Chase only.
For a discussion of nonperforming loans and past-due loan accounting policies, see Credit risk management on pages 64–76, and Note 12 on pages 112–113.
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

Year ended December 31, (in millions)	2006	2005	2004	(a)

U.S.:
Gross amount of interest that would have been recorded at the original rate	$156	$170	$124
Interest that was recognized in income	(26)	(30)	(8)

Negative impact – U.S.	130	140	116

Non-U.S.:
Gross amount of interest that would have been recorded at the original rate	5	11	36
Interest that was recognized in income	—	(4)	—

Negative impact – non-U.S.	5	7	36

Total negative impact on interest income	$135	$147	$152

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

Summary of loan and lending-related commitments loss experience
The tables below summarize the changes in the Allowance for loan losses and the Allowance for lending-related commitments, respectively, during the periods indicated. For a further discussion, see Allowance for credit losses on pages 75–76, and Note 13 on pages 113–114.
Allowance for loan losses

Year ended December 31, (in millions)	2006	2005	2004 (b)	2003 (b)	2002 (b)

Balance at beginning of year	$7,090	$7,320	$4,523	$5,350	$4,524
Addition resulting from the Merger, July 1, 2004	—	—	3,123	—	—
Provision for loan losses	3,153	3,575	2,883	1,579	4,039
U.S. charge-offs
Commercial and industrial	(376)	(456)	(483)	(668)	(967)
Commercial real estate	(28)	(36)	(17)	(2)	(5)
Financial institutions	—	—	(8)	(5)	(19)
Consumer	(3,360)	(4,334)	(3,079)	(1,646)	(2,070)

Total U.S. charge-offs	(3,764)	(4,826)	(3,587)	(2,321)	(3,061)

Non-U.S. charge-offs
Commercial and industrial	(37)	(33)	(211)	(470)	(955)
Financial institutions	(21)	(1)	(6)	(26)	(43)
Non-U.S. governments	—	—	—	—	—
Consumer	(62)	(9)	(1)	(1)	(1)

Total non-U.S. charge-offs	(120)	(43)	(218)	(497)	(999)

Total charge-offs	(3,884)	(4,869)	(3,805)	(2,818)	(4,060)

U.S. recoveries
Commercial and industrial	187	202	202	167	45
Commercial real estate	14	10	20	5	24
Financial institutions	3	3	8	5	1
Consumer	563	668	319	191	276

Total U.S. recoveries	767	883	549	368	346

Non-U.S. recoveries
Commercial and industrial	52	144	124	155	36
Financial institutions	10	20	32	23	1
Non-U.S. governments	—	—	—	—	1
Consumer	13	3	1	—	—

Total non-U.S. recoveries	75	167	157	178	38

Total recoveries	842	1,050	706	546	384

Net charge-offs	(3,042)	(3,819)	(3,099)	(2,272)	(3,676)

Allowance related to purchased portfolios	75	17	—	—	460
Other(a)	3	(3)	(110)	(134)	3

Balance at year-end	$7,279	$7,090	$7,320	$4,523	$5,350

(a)	Primarily relates to the transfer of the allowance for accrued interest and fees on reported and securitized credit card loans in 2004 and 2003.
(b)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 and 2002 reflect the results of heritage JPMorgan Chase only.
Allowance for lending-related commitments

Year ended December 31, (in millions)	2006	2005	2004 (a)	2003	(a)	2002 (a)

Balance at beginning of year	$400	$492	$324	$363		$282
Addition resulting from the Merger, July 1, 2004	—	—	508	—		—
Provision for lending-related commitments	117	(92)	(339)	(39)		292
U.S. charge-offs – commercial and industrial	—	—	—	—		(212)

Total charge-offs	—	—	—	—		(212)

Total recoveries	—	—	—	—		—

Net charge-offs	—	—	—	—		(212)

Other	7	—	(1)	—		1

Balance at year-end	$524	$400	$492	$324		$363

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 and 2002 reflect the results of heritage JPMorgan Chase only.

Loan loss analysis
Year ended December 31, (in millions, except ratios)	2006	2005	2004	(c)	2003	(c)	2002	(c)

Balances
Loans – average	$454,535	$409,988	$308,249		$220,585		$211,432
Loans – year-end	483,127	419,148	402,114		214,766		216,364
Net charge-offs(a)	3,042	3,819	3,099		2,272		3,676
Allowance for loan losses:
U.S.	6,654	6,642	6,617		3,677		4,122
Non-U.S.	625	448	703		846		1,228

Total allowance for loan losses	7,279	7,090	7,320		4,523		5,350

Nonperforming loans	2,077	2,343	2,743		2,584		4,234

Ratios
Net charge-offs to:
Loans – average(b)	0.73%	1.00%	1.08%		1.19%		1.90%
Allowance for loan losses	41.79	53.86	42.34		50.23		68.71
Allowance for loan losses to:
Loans – year-end(b)	1.70	1.84	1.94		2.33		2.80
Nonperforming loans(b)	372	321	268		180		128

(a)	Excludes net charge-offs (recoveries) on lending-related commitments of $212 million in 2002. There were no net charge-offs (recoveries) on lending-related commitments in 2006, 2005, 2004 or 2003.
(b)	Excludes loans held for sale.
(c)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 and 2002 reflect the results of heritage JPMorgan Chase only.
Deposits
The following table provides a summary of the average balances and average interest rates of JPMorgan Chase’s various deposits for the years indicated:

	Average balances				Average interest rates
(in millions, except interest rates)	2006	2005	2004	(a)	2006	2005	2004 (a)

U.S.:
Noninterest-bearing demand	$36,099	$39,714	$27,876		—%	—%	—%
Interest-bearing demand	8,036	13,612	11,040		2.73	2.69	1.31
Savings	260,645	239,375	176,607		2.52	1.57	0.80
Time	126,927	92,739	69,245		3.75	2.57	1.55

Total U.S. deposits	431,707	385,440	284,768		2.68	1.69	0.93

Non-U.S.:
Noninterest-bearing demand	6,645	5,874	6,268		—	—	—
Interest-bearing demand	77,624	63,748	50,326		4.35	3.08	1.73
Savings	513	549	746		0.53	0.36	0.11
Time	60,384	52,650	53,539		3.50	2.89	1.88

Total non-U.S. deposits	145,166	122,821	110,879		3.78	2.84	1.69

Total deposits	$576,873	$508,261	$395,647		2.95%	1.96%	1.14%

(a)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
At December 31, 2006, other U.S. time deposits in denominations of $100,000 or more totaled $80.9 billion, substantially all of which mature in three months or less. In addition, the table below presents the maturities for U.S. time certificates of deposit in denominations of $100,000 or more:

	3 months	Over 3 months	Over 6 months	Over
By remaining maturity at December 31, 2006 (in millions)	or less	but within 6 months	but within 12 months	12 months	Total

U.S. time certificates of deposit ($100,000 or more)	$19,171	$5,127	$3,842	$1,748	$29,888

Short-term and other borrowed funds
The following table provides a summary of JPMorgan Chase’s short-term and other borrowed funds for the years indicated:

(in millions, except rates)	2006	2005	2004 (c)

Federal funds purchased and securities sold under repurchase agreements:
Balance at year-end	$162,173	$125,925	$127,787
Average daily balance during the year	183,783	154,818	155,665
Maximum month-end balance	204,879	177,144	168,257
Weighted-average rate at December 31	5.05%	3.63%	2.39%
Weighted-average rate during the year	4.45	3.05	1.62

Commercial paper:
Balance at year-end	$18,849	$13,863	$12,605
Average daily balance during the year	17,710	14,450	12,699
Maximum month-end balance	20,980	18,077	15,300
Weighted-average rate at December 31	4.80%	3.62%	1.98%
Weighted-average rate during the year	4.49	2.81	1.03

Other borrowed funds:(a)
Balance at year-end	$108,541	$104,636	$96,981
Average daily balance during the year	102,147	93,765	78,355
Maximum month-end balance	132,367	120,051	99,689
Weighted-average rate at December 31	5.56%	5.21%	4.18%
Weighted-average rate during the year	5.00	5.19	4.87

FIN 46 short-term beneficial interests: (b)

Commercial paper:
Balance at year-end	$3,351	$35,161	$38,519
Average daily balance during the year	17,851	34,439	19,472
Maximum month-end balance	35,757	35,676	38,519
Weighted-average rate at December 31	4.67%	2.69%	2.23%
Weighted-average rate during the year	4.53	3.07	1.80

Other borrowed funds:
Balance at year-end	$4,497	$4,682	$3,149
Average daily balance during the year	5,267	3,569	3,219
Maximum month-end balance	9,078	5,568	3,447
Weighted-average rate at December 31	1.99%	1.92%	1.93%
Weighted-average rate during the year	1.61	2.13	1.10

(a)	Includes securities sold but not yet purchased.
(b)	Included on the Consolidated balance sheets in Beneficial interests issued by consolidated variable interest entities. VIEs had unfunded commitments to borrow an additional $4.2 billion, $4.1 billion and $4.2 billion at December 31, 2006, 2005 and 2004, respectively, from other third parties, for general liquidity purposes.
(c)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

Federal funds purchased represents overnight funds. Securities sold under repurchase agreements generally mature between one day and three months. Commercial paper generally is issued in amounts not less than $100,000 and with maturities of 270 days or less. Other borrowed funds consist of demand notes, term federal funds purchased and various other borrowings that generally have maturities of one year or less. At December 31, 2006, JPMorgan Chase had no lines of credit for general corporate purposes.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

JPMorgan Chase & Co.
(Registrant)

By: /s/ JAMES DIMON
(James Dimon
Chairman and Chief Executive Officer)

Date: March 1, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the date indicated. JPMorgan Chase does not exercise the power of attorney to sign on behalf of any Director.

	Capacity	Date

/s/ JAMES DIMON	Director, Chairman and Chief Executive Officer
(James Dimon)	(Principal Executive Officer)

/s/ JOHN H. BIGGS	Director
(John H. Biggs)		March 1, 2007

/s/ CRANDALL C. BOWLES	Director
(Crandall C. Bowles)

/s/ STEPHEN B. BURKE	Director
(Stephen B. Burke)

/s/ JAMES S. CROWN	Director
(James S. Crown)

/s/ ELLEN V. FUTTER	Director
(Ellen V. Futter)

	Capacity	Date

/s/ WILLIAM H. GRAY, III	Director
(William H. Gray, III)

/s/ LABAN P. JACKSON, JR.	Director
(Laban P. Jackson, Jr.)

/s/ JOHN W. KESSLER	Director
(John W. Kessler)

/s/ ROBERT I. LIPP	Director
(Robert I. Lipp)

/s/ RICHARD A. MANOOGIAN	Director
(Richard A. Manoogian)		March 1, 2007

/s/ DAVID C. NOVAK	Director
(David C. Novak)

/s/ LEE R. RAYMOND	Director
(Lee R. Raymond)

/s/ WILLIAM C. WELDON	Director
(William C. Weldon)

/s/ MICHAEL J. CAVANAGH	Executive Vice President
(Michael J. Cavanagh)	and Chief Financial Officer (Principal Financial Officer)

/s/ LOUIS RAUCHENBERGER	Managing Director and Controller
(Louis Rauchenberger)	(Principal Accounting Officer)