Form 10-Q
period 2007-03-31
J P MORGAN CHASE & CO
filed 2007-05-10
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007
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
☐ Yes   ☒ No

Number of shares of common stock outstanding as of April 30, 2007: 3,416,114,978

FORM 10-Q

JPMORGAN CHASE & CO.
CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)
(in millions, except per share, headcount and ratio data)
As of or for the three months ended,	1Q07	4Q06	3Q06	2Q06	1Q06

Selected income statement data
Noninterest revenue(a)	$12,850	$10,501	$10,166	$9,908	$10,182
Net interest income	6,118	5,692	5,379	5,178	4,993

Total net revenue	18,968	16,193	15,545	15,086	15,175

Provision for credit losses	1,008	1,134	812	493	831
Noninterest expense	10,628	9,885	9,796	9,382	9,780
Income tax expense	2,545	1,268	1,705	1,727	1,537

Income from continuing operations	4,787	3,906	3,232	3,484	3,027
Income from discontinued operations(b)	—	620	65	56	54

Net income	$4,787	$4,526	$3,297	$3,540	$3,081

Per common share
Basic earnings per share:
Income from continuing operations	$1.38	$1.13	$0.93	$1.00	$0.87
Net income	1.38	1.31	0.95	1.02	0.89
Diluted earnings per share:
Income from continuing operations	$1.34	$1.09	$0.90	$0.98	$0.85
Net income	1.34	1.26	0.92	0.99	0.86
Cash dividends declared per share	0.34	0.34	0.34	0.34	0.34
Book value per share	34.45	33.45	32.75	31.89	31.19
Common shares outstanding
Average: Basic	3,456	3,465	3,469	3,474	3,473
Diluted	3,560	3,579	3,574	3,572	3,571
Common shares at period-end	3,416	3,462	3,468	3,471	3,473
Share price(c)
High	$51.95	$49.00	$47.49	$46.80	$42.43
Low	45.91	45.51	40.40	39.33	37.88
Close	48.38	48.30	46.96	42.00	41.64
Market capitalization	165,280	167,199	162,835	145,764	144,614
Financial ratios(d)
Return on common equity (“ROE”):
Income from continuing operations	17%	14%	11%	13%	11%
Net income	17	16	12	13	12
Return on assets (“ROA”):
Income from continuing operations	1.41	1.14	0.98	1.05	0.98
Net income	1.41	1.32	1.00	1.06	1.00
Tier 1 capital ratio	8.5	8.7	8.6	8.5	8.5
Total capital ratio	11.8	12.3	12.1	12.0	12.1
Overhead ratio	56	61	63	62	64
Selected balance sheet data (period-end)
Total assets	$1,408,918	$1,351,520	$1,338,029	$1,328,001	$1,273,282
Loans	449,765	483,127	463,544	455,104	432,081
Deposits	626,428	638,788	582,115	593,716	584,465
Long-term debt	143,274	133,421	126,619	125,280	112,133
Total stockholders’ equity	117,704	115,790	113,561	110,684	108,337
Headcount	176,314	174,360	171,589	172,423	170,787
Credit quality metrics
Allowance for credit losses	$7,853	$7,803	$7,524	$7,500	$7,659
Nonperforming assets(e)	2,421	2,341	2,300	2,384	2,348
Allowance for loan losses to total loans(f)	1.74%	1.70%	1.65%	1.69%	1.83%
Net charge-offs	$903	$930	$790	$654	$668
Net charge-off rate(d)(f)	0.85%	0.84%	0.74%	0.64%	0.69%
Wholesale net charge-off (recovery) rate(d)(f)	(0.02)	0.07	(0.03)	(0.05)	(0.06)
Managed card net charge-off rate(d)	3.57	3.45	3.58	3.28	2.99

(a)
On January 1, 2007, the Firm adopted SFAS 157 and recognized a benefit of $166 million, in the current quarter, as a result of incorporating an adjustment to the Firm’s valuation of derivative liabilities and other liabilities measured at fair value to reflect the credit quality of the Firm. The adoption also resulted in a benefit of $464 million related to valuation adjustments to nonpublic private equity investments.

(b)
On October 1, 2006, JPMorgan Chase & Co. completed the exchange of selected corporate trust businesses for the consumer, business banking and middle-market banking businesses of The Bank of New York Company Inc. The results of operations of these corporate trust businesses are reported as discontinued operations for each 2006 period.

(c)
JPMorgan Chase’s common stock is listed and traded on the New York Stock Exchange, the London Stock Exchange Limited and the Tokyo Stock Exchange. The high, low and closing prices of JPMorgan Chase’s common stock are from The New York Stock Exchange Composite Transaction Tape.

(d)	Quarterly ratios are based upon annualized amounts.
(e)	Excludes nonperforming wholesale held-for-sale (“HFS”) loans purchased as part of the Investment Bank’s proprietary activities.
(f)
Excluded from the allowance coverage ratios were end-of-period loans held-for-sale and loans accounted for at fair value; and excluded from the net charge-off rates were average loans held-for-sale and loans accounted for at fair value.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section of the Form 10-Q provides management’s discussion and analysis (“MD&A”) of the financial condition and results of operations for JPMorgan Chase. See the Glossary of terms on pages 107–109 for definitions of terms used throughout this Form 10-Q. The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause JPMorgan Chase’s results to differ materially from those set forth in such forward-looking statements. Certain of such risks and uncertainties are described herein (see Forward-looking Statements on page 112 of this Form 10-Q) and in the JPMorgan Chase Annual Report on Form 10-K for the year ended December 31, 2006 as amended by the Form 8-K filed on May 10, 2007 (“2006 Annual Report” or “2006 Form 10-K”), in Part I, Item 1A: Risk factors and in Forward-looking Statements in the MD&A of the 2006 Form 10-K, to which reference is hereby made.
INTRODUCTION
JPMorgan Chase & Co. (the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States, with $1.4 trillion in assets, $117.7 billion in stockholders’ equity and operations worldwide. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing, asset management and private equity. Under the JPMorgan and Chase brands, the Firm serves millions of customers in the United States and many of the world’s most prominent corporate, institutional and government clients.
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
Retail Financial Services
Retail Financial Services (“RFS”), which includes the Regional Banking, Mortgage Banking and Auto Finance reporting segments, helps meet the financial needs of consumers and businesses. RFS provides convenient consumer banking through the nation’s fourth-largest branch network and third-largest ATM network. RFS is a top-five mortgage originator and servicer, the second-largest home equity originator, the largest noncaptive originator of automobile loans and one of the largest student loan originators.
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
Card Services
With more than 152 million cards in circulation and $146.6 billion in managed loans, Chase Card Services (“CS”) is one of the nation’s largest credit card issuers. Customers used Chase cards for more than $81.3 billion worth of transactions in the three months ended March 31, 2007.

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
Chase Paymentech Solutions, LLC, a joint venture with JPMorgan Chase and First Data Corporation, is the largest processor of MasterCard and Visa payments in the world, having handled 4.5 billion transactions in the three months ended March 31, 2007.
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
Treasury & Securities Services
Treasury & Securities Services (“TSS”) is a global leader in providing transaction, investment and information services to support the needs of institutional clients worldwide. TSS is one of the largest cash management providers in the world and a leading global custodian. Treasury Services (“TS”) provides a variety of cash management products, trade finance and logistics solutions, wholesale card products, and liquidity management capabilities to small and midsized companies, multinational corporations, financial institutions and government entities. TS partners with the Commercial Banking, Retail Financial Services and Asset Management business segments to serve clients firmwide. As a result, certain TS revenues are included in other segments’ results. Worldwide Securities Services (“WSS”) stores, values, clears and services securities and alternative investments for investors and broker-dealers; and manages Depositary Receipt programs globally.
Asset Management
With assets under supervision of $1.4 trillion, Asset Management (“AM”) is a global leader in investment and wealth management. AM clients include institutions, retail investors and high-net-worth individuals in every major market throughout the world. AM offers global investment management in equities, fixed income, real estate, hedge funds, private equity and liquidity, including both money market instruments and bank deposits. AM also provides trust and estate and banking services to high-net-worth clients, and retirement services for corporations and individuals. The majority of AM’s client assets are in actively managed portfolios.
OTHER BUSINESS EVENTS
Investment in SLM Corporation
On April 16, 2007, an investor group, comprising JPMorgan Chase and three other firms, announced that they had signed a definitive agreement to purchase SLM Corporation (“Sallie Mae”) for approximately $25 billion. JPMorgan Chase will invest $2.2 billion and will own 24.9% of the company. The transaction requires the approval of Sallie Mae’s stockholders and is subject to regulatory approvals. It is expected to close in late 2007.

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
Financial performance of JPMorgan Chase

Three months ended March 31,
(in millions, except per share and ratio data)	2007	2006	Change

Selected income statement data Net revenue	$18,968	$15,175	25%
Provision for credit losses	1,008	831	21
Noninterest expense	10,628	9,780	9
Income from continuing operations	4,787	3,027	58
Income from discontinued operations	—	54	NM
Net income	4,787	3,081	55

Diluted earnings per share
Income from continuing operations	$1.34	$0.85	58%
Net income	1.34	0.86	56
Return on common equity (“ROE”)
Income from continuing operations	17%	11%
Net income	17	12

Business overview
The Firm reported 2007 first-quarter net income of $4.8 billion, or $1.34 per share, compared with net income of $3.1 billion, or $0.86 per share, for the first quarter of 2006. Return on common equity for the quarter was 17% compared with 12% in the prior year. Income from continuing operations was $4.8 billion, or $1.34 per share, in the current quarter compared with $3.0 billion, or $0.85 per share, for the first quarter of 2006. The Firm’s adoption of SFAS 157 (“Fair Value Measurements”) resulted in a benefit to the current quarter’s earnings of $391 million (after-tax), or $0.11 per share; this benefit consisted of $103 million (after-tax) related to adjustments to the valuation of liabilities to incorporate the impact of the Firm’s credit quality (recorded in the Investment Bank) and $288 million (after-tax) related to the valuation of nonpublic private equity investments (recorded in the Corporate segment). For a discussion of SFAS 157 and SFAS 159, see Note 3 and Note 4 on pages 71–80 of this Form 10-Q.
In the first quarter of 2007, the Firm successfully completed the systems conversion and rebranding for 339 former Bank of New York branches. The Firm’s customers throughout the U.S. now have access to over 3,000 branches and 8,500 ATMs in 17 states, all of which are on common computer systems.
In the first quarter of 2007, the global economy continued to expand at a rate of approximately 5%, which supported continued strong growth in the emerging market economies. During the first quarter, the European economy slowed slightly with an estimated growth rate of 2.8%, Japan experienced steady growth of 2.8% and emerging Asian economies expanded at a rate of approximately 8.6%. U.S. economic growth slowed to a rate of approximately 1.3%, reflecting a solid gain in consumer spending, which was supported by equity market appreciation, low unemployment and wage growth. These benefits were offset partially by a continued slower pace of new home construction, weakness in government spending and a slower rate of capital spending by businesses. The Federal Reserve Board held the federal funds rate steady at 5.25% and the yield curve remained moderately inverted. Equity markets, both domestic and international, reflected positive performance, with the S&P 500 up 3% on average and international indices increasing 5% on average during the first quarter of 2007. Global capital markets activity was strong during the first quarter of 2007, with debt and equity underwriting and merger and acquisition activity surpassing levels from the first quarter of 2006. Demand for wholesale loans in the U.S. was up approximately 6%, while U.S. consumer loans grew an estimated 7% during the first quarter of 2007.
The first quarter of 2007 economic environment was a contributing factor to the performance of the Firm and each of its businesses. The overall economic expansion, strong level of capital markets activity and positive performance in equity markets helped to drive new business volume and organic growth within each of the Firm’s businesses while also contributing to the generally favorable credit environment. However, the interest rate and competitive environments negatively affected both wholesale and consumer loan and deposit spreads.

The discussion that follows highlights the current-quarter performance of each business segment compared with the prior-year quarter, and discusses results on a managed basis unless otherwise noted. For more information about managed basis, see Explanation and reconciliation of the Firm’s use of non-GAAP financial measures on pages 14–15 of this Form 10-Q.
Investment Bank achieved record net income driven by record revenue and a lower provision for credit losses, partially offset by higher noninterest expense. Investment banking fees were at a record level, benefiting from record debt and record equity underwriting fees as well as strong advisory fees. Record Fixed Income Markets revenue benefited from improved results in commodities (compared with a weak prior-year quarter), and strength in credit and rate markets, partially offset by lower results in currencies. Record Equity Markets revenue benefited from particularly strong performance in Europe and strong derivatives performance across regions. The Provision for credit losses decreased compared with the prior year as the prior-year provision reflected growth in the loan portfolio. The increase in expense was due primarily to higher performance-based compensation, partially offset by the absence of prior-year expense from the adoption of SFAS 123R.
Retail Financial Services net income decreased from the prior year due to a decline in Regional Banking results, largely offset by improved performance in Mortgage Banking. Revenue was up from the prior year driven by higher gain-on-sale income and the reclassification of certain loan origination costs to expense (previously netted against revenue) due to the adoption of SFAS 159 in Mortgage Banking, The Bank of New York transaction, higher home equity loans and deposit balances, increases in deposit-related fees and the absence of a prior-year loss related to auto loans transferred to held-for-sale. These benefits were offset partially by the sale of the insurance business, lower prime and subprime mortgage balances, and a charge resulting from accelerated surrenders of customer annuity contracts. The provision for credit losses was up from the prior year due primarily to higher losses in the subprime mortgages portfolio and, to a lesser extent, increased provision in the home equity portfolio related to weaker housing prices. These increases were offset partially by the reversal of a portion of the reserves related to Hurricane Katrina. Noninterest expense was up from the prior year primarily due to The Bank of New York transaction, the reclassification of certain loan origination costs due to the adoption of SFAS 159, investments in the retail distribution network and higher depreciation expense on owned automobiles subject to operating leases. These increases were offset partially by the sale of the insurance business.
Card Services net income decreased when compared with the prior year, primarily due to prior-year results benefiting from significantly lower net charge-offs related to decreased bankruptcy losses. Net managed revenue was flat compared with the prior year benefiting from higher average managed loan balances, increased fees and increased interchange income from higher charge volume. These benefits were largely offset by higher charge-offs, which resulted in increased revenue reversals; higher cost of funds on balance growth in promotional, introductory and transactor loan balances; and higher volume-driven payments to partners and increased rewards expense. The managed provision for credit losses was up due to the prior year benefiting from a lower level of net charge-offs, reflecting a reduction in bankruptcy losses following the change in bankruptcy legislation in the fourth quarter of 2005. This was partially offset by a reduction in the allowance for credit losses primarily relating to the strength in the underlying credit quality of the loan portfolio. Noninterest expense was flat due primarily to lower marketing expense and fraud-related losses, offset by higher expense related to recent acquisitions and increased customer activity.
Commercial Banking net income was a record, up from the prior year driven by higher net revenue. Revenue increased due to higher liability balances and loan volumes, which reflected organic growth and The Bank of New York transaction, as well as higher investment banking revenue and gains related to the sale of securities acquired in the satisfaction of debt. These benefits were offset partially by the continued shift to narrower-spread liability products and loan spread compression. Expense decreased due to the absence of prior-year expense from the adoption of SFAS 123R, largely offset by expense related to The Bank of New York transaction.
Treasury & Securities Services net income was flat compared with the prior year as higher revenue was offset by increased expense. Revenue benefited from increased product usage by existing clients, new business growth, higher liability balances and market appreciation, all of which was offset largely by price compression across Treasury Services products, a continued shift to narrower-spread liability products and lower foreign exchange revenue. The increase in expense was due to higher compensation expense related to growth in headcount supporting increased client volume and investment in new product platforms, partially offset by the absence of prior-year expense related to the adoption of SFAS 123R.

Asset Management achieved record net income driven by increased revenue and the absence of prior-year expense related to the adoption of SFAS 123R, offset primarily by higher compensation expense. Revenue benefited from increased fees and commissions largely due to increased assets under management and higher performance fees. Expense increased due to higher compensation and increased minority interest expense related to Highbridge Capital Management, partially offset by the absence of prior-year expense related to the adoption of SFAS 123R.
Corporate segment net income increased primarily from higher private equity gains and improved net interest income. Private equity gains benefited from a higher level of realized gains and a fair value adjustment on nonpublic investments resulting from the adoption of SFAS 157 as well as the reclassification of certain private equity carried interest from revenue to compensation expense. Treasury benefited from an increase in net interest income driven by improved net interest spread and the absence of securities losses in the prior year. Expense increased compared with the prior year driven by the reclassification of certain private equity carried interest to compensation expense and lower recoveries related to certain material litigation, offset primarily by business efficiencies and the absence of prior-year expense from the adoption of SFAS 123R.
Net income from discontinued operations was zero in the current quarter compared with $54 million in the prior year. Discontinued operations (included in the Corporate segment results) include the related balance sheet and income statement activity of selected corporate trust businesses that were sold to The Bank of New York on October 1, 2006.
During the quarter ended March 31, 2007, approximately $720 million (pretax) of merger savings was realized, which is an annualized rate of approximately $2.9 billion. Merger costs of $62 million were expensed during the first quarter of 2007 bringing the total amount expensed since the merger announcement to $3.5 billion (including capitalized costs).
The managed provision for credit losses was $1.6 billion, up by $321 million, or 25%, from the prior year. The wholesale provision for credit losses was $77 million for the quarter compared with a provision of $179 million in the prior year. The prior-year provision reflected growth in the loan portfolio. Wholesale net recoveries were $6 million in the current quarter compared with net recoveries of $20 million in the prior year, resulting in net recovery rates of 0.02% and 0.06%, respectively. The total consumer managed provision for credit losses was $1.5 billion compared with $1.1 billion in the prior year. The prior year benefited from a lower level of credit card net charge-offs, which reflected a low level of bankruptcy losses following the change in bankruptcy legislation in the fourth quarter of 2005. The increase from last year also reflects higher charge-offs and additions to the allowance for credit losses related to the subprime mortgage and home equity loan portfolios, partially offset by a reduction in the allowance for credit losses in Card Services. The Firm had total nonperforming assets of $2.4 billion at March 31, 2007, up by $73 million, or 3%, from the prior-year level of $2.3 billion.
The Firm had, at March 31, 2007, total stockholders’ equity of $117.7 billion and a Tier 1 capital ratio of 8.5%. The Firm purchased $4.0 billion, or 80.9 million shares, of common stock during the quarter. On April 17, 2007, the Board of Directors declared a quarterly dividend of $0.38 per share on the outstanding shares of the Firm’s common stock, an increase of $0.04 per share, or 12%. The dividend is payable on July 31, 2007, to stockholders of record at the close of business on July 6, 2007. On April 17, 2007, the Board of Directors also authorized a new $10.0 billion common stock repurchase program, which replaces the Firm’s previous $8.0 billion repurchase program authorized on March 21, 2006. There was $816 million of remaining authorization under the $8.0 billion repurchase program.

Business outlook
The following forward-looking statements are based upon the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause JPMorgan Chase’s results to differ materially from those set forth in such forward-looking statements.
JPMorgan Chase’s outlook for the second quarter of 2007 should be viewed against the backdrop of the global economy, financial markets activity and the geopolitical environment, all of which are integrally linked. While the Firm considers outcomes for, and has contingency plans to respond to, stress environments, the current basic outlook is predicated on the interest rate movements implied in the forward rate curve for U.S. Treasury securities, the continuation of favorable U.S. and international equity markets and continued expansion of the global economy.
The Investment Bank enters the second quarter of 2007 with a strong investment bank fee pipeline. In the Corporate segment, the revenue outlook for the Private Equity business is directly related to the strength of the equity markets and the performance of the underlying portfolio investments. If current market conditions persist, the Firm anticipates continued realization of private equity gains, but results can be volatile from quarter to quarter. Management continues to believe that the net loss in Treasury and Other Corporate, on a combined basis, will be approximately $50 million to $100 million per quarter. The performance of each of the Firm’s lines of business will be affected by overall global economic growth, by financial market movements, including interest rates movements, by the competitive environment and by client activity levels in any given time period.
The Provision for credit losses is anticipated to be higher, primarily driven by a trend toward a more normal level of provisioning for credit losses in both the wholesale and consumer businesses. The consumer Provision for credit losses is anticipated to increase as the Firm experiences a higher level of net charge-offs in Card Services as bankruptcy filings continue to increase from the significantly lower than normal levels experienced in 2006 related to the change in bankruptcy law in 2005. The provision for credit losses was increased for both the subprime mortgage portfolio and, to a lesser extent, the home equity portfolio during the first quarter of 2007, and management remains cautious with respect to the real estate lending portfolio given continued downward pressure on housing prices and the elevated level of unsold homes nationally.
Firmwide expense is anticipated to reflect investments in each business, recent acquisitions, continued merger savings and other operating efficiencies. Annual Merger savings are expected to reach approximately $3.0 billion by the end of 2007, upon the completion of the last significant conversion activity, which is the wholesale deposit conversion scheduled for the second half of 2007. Merger costs of approximately $400 million are expected to be incurred during 2007 (including a modest amount related to The Bank of New York transaction). These additions are expected to bring total cumulative merger costs to $3.8 billion by the end of 2007.

CONSOLIDATED RESULTS OF OPERATIONS
The following section provides a comparative discussion of JPMorgan Chase’s consolidated results of operations on a reported basis. Factors that relate primarily to a single business segment are discussed in more detail within that business segment than they are in this consolidated section. Total net revenue, Noninterest expense and Income tax expense reflect the impact of discontinued operations. For a discussion of the Critical accounting estimates used by the Firm that affect the Consolidated results of operations, see page 64 of this Form 10-Q and pages 83–85 of the JPMorgan Chase Annual Report on Form 10-K for the year ended December 31, 2006. Effective January 1, 2007, certain transaction costs previously reported within Principal transactions and Asset management, administration and commission revenues have now been classified and are reported in Professional and outside services expense. Reclassified amounts for 2006, 2005 and 2004 are set forth in the Firm’s Annual Report on Form 10-K for the year ended December 31, 2006, as amended by the Firm’s Form 8-K filed May 10, 2007 (“2006 Annual Report”).
The following table presents the components of Total net revenue.

Total net revenue
Three months ended March 31,
(in millions)	2007	2006	Change

Investment banking fees	$1,739	$1,169	49%
Principal transactions(a)	4,471	2,709	65
Lending & deposit related fees	895	841	6
Asset management, administration and commissions(a)	3,186	2,874	11
Securities gains (losses)	2	(116)	NM
Mortgage fees and related income	476	241	98
Credit card income	1,563	1,910	(18)
Other income	518	554	(6)

Noninterest revenue	12,850	10,182	26
Net interest income	6,118	4,993	23

Total net revenue	$18,968	$15,175	25%

(a)
Certain transaction costs, previously reported within Revenue, have been reclassified to Noninterest expense. Revenue and Noninterest expense have been reclassified for all periods presented. The reclassification did not affect Income from continuing operations or Net income.

Total Net revenue
Total net revenue for the first quarter of 2007 was $19.0 billion, up by $3.8 billion, or 25%, from the prior year. The increase was due to higher Principal transactions revenue, reflecting very strong private equity gains (including the impact of the adoption of SFAS 157) and record Fixed Income and record Equity markets revenue, higher Net interest income, record Investment banking fees, increased Asset management, administration and commissions revenue, and higher Mortgage fees and related income (including the impact of the adoption of SFAS 159). These improvements were partially offset by lower Credit card income.
Investment banking fees of $1.7 billion in the first quarter 2007 was a record for the Firm. This result was driven by record debt and record equity underwriting as well as strong advisory fees. For a further discussion of Investment banking fees, which are primarily recorded in the IB, see the IB segment results on pages 17–20 of this Form 10-Q.
Principal transactions revenue consists of trading revenue, changes in fair value associated with financial instruments held by the IB for which the SFAS 159 fair value option was elected and private equity gains. Trading revenue of $3.1 billion in the first quarter of 2007 was a record for the Firm, driven primarily by strong fixed income and equities performance. Credit Portfolio revenue was up, driven largely by an adjustment to the valuation of the Firm’s derivative liabilities and other liabilities measured at fair value to reflect the credit quality of the Firm, as a part of the adoption of SFAS 157, and higher trading revenue from credit portfolio management activities. Private equity gains were very strong, benefiting from a higher level of realized gains, a fair value adjustment to nonpublic investments of $464 million resulting from the adoption of SFAS 157, and the reclassification of certain private equity carried interest to Compensation expense. For a further discussion of Principal transactions revenue, see the IB and Corporate segment results on pages 17–20 and 37–39, respectively, and Note 5 on pages 80–82 of this Form 10-Q.
Lending & deposit related fees rose from the first quarter of 2006 as a result of higher deposit-related fees, which in part, resulted from The Bank of New York transaction. For a further discussion of Lending & deposit related fees, which are primarily recorded in RFS see the RFS segment results on pages 21–27 of this Form 10-Q.
The increase in Asset management, administration and commissions revenue compared with the first quarter of 2006 was primarily due to increased assets under management and higher performance fees. Assets under management in AM was $1.1 trillion at the end of the first quarter of 2007, up 21%, or $180 billion, from the prior year; this growth was primarily the result of net asset inflows in the institutional and retail segments, and market appreciation. Also contributing to the increase was higher assets under custody in TSS driven by market value appreciation and new business, as well as growth in other fees due to a combination of increased product usage by existing clients and new business growth. In addition, commissions increased due to higher brokerage transaction volume, partly offset by the sale of the insurance business in the third quarter of 2006, and a charge resulting from accelerated surrenders of customer annuity contracts. For additional information on these fees and commissions, see the segment discussions for AM on pages 34–36, TSS on pages 32–33, and RFS on pages 21–27, of this Form 10-Q.
The favorable variance in Securities gains (losses) when compared with the first quarter of 2006 primarily reflects the absence of $158 million of securities losses in the prior year from repositioning of the Treasury investment securities portfolio. For a further discussion of Securities gains (losses), which are mostly recorded in the Firm’s Treasury business, see the Corporate segment discussion on pages 37–39 of this Form 10-Q.
Mortgage fees and related income increased in comparison with the first quarter of 2006 due to increased production revenue reflecting higher gain-on-sale income and the reclassification of certain loan origination costs to expense (previously netted against revenue) due to the adoption of SFAS 159. Net mortgage servicing revenue improved reflecting an increase in third-party loans serviced. For a discussion of Mortgage fees and related income, which is recorded primarily in RFS’s Mortgage Banking business, see the Mortgage Banking discussion on pages 25–26 and Note 6 on page 83 of this Form 10-Q.
Credit card income decreased $347 million, or 18%, from the prior year primarily from lower servicing fees earned in connection with securitization activities, which were unfavorably affected by higher net credit losses incurred on securitized credit card loans, an increase in interest paid to investors in securitized loans, and a decrease in average securitized loans from the prior year. Also, contributing to the decrease were increases in volume-driven payments to partners and increased expenses related to rewards programs. These were offset partially by higher customer charge volume that favorably impacted interchange income and an increase in fee-based product revenue.
The decrease in Other income from the first quarter of 2006 reflected lower gains from loan workouts, partially offset by higher results on corporate and bank-owned life insurance policies and the absence of a prior-year $50 million loss related to auto loans transferred to held-for-sale.
Net interest income rose from the first quarter of last year as a result of improved trading-related Net interest income, primarily from the impact of a shift of Interest expense to Principal transactions revenue related to certain IB structured notes to which the fair value option was elected in connection with the adoption of SFAS 159; an improvement in Treasury’s net interest spread; higher average credit card balances, which included a private-label credit card portfolio acquisition by CS; higher home equity loans; the impact of The Bank of New York transaction; and higher wholesale liability balances and consumer deposits. These increases were offset partially by narrower spreads on consumer and wholesale loans; increased credit card-related interest reversals in the current quarter associated with higher charge-offs; a shift to narrower spread deposit products; and the impact of RFS’s sale of the insurance business. The Firm’s total average interest-earning assets for the first quarter of 2007 were $1.1 trillion, up 12% from the first quarter of 2006, primarily as a result of an increase in Trading assets – debt instruments, Loans, and Available-for-sale securities, partially offset by a decline in Interests in purchased receivables as a result of the restructuring and deconsolidation during the second quarter of 2006 of certain multi-seller conduits that the Firm administered. The net interest yield on these assets, on a fully taxable-equivalent basis, was 2.39%, an increase of 20 basis points from the prior year, partly reflecting the shift of Interest expense to Principal transactions revenue related to certain IB structured notes to which the fair value option was elected in connection with the adoption of SFAS 159.

Provision for credit losses
Three months ended March 31,
(in millions)	2007	2006	Change

Provision for credit losses	$1,008	$831	21%

Provision for credit losses
The Provision for credit losses in the first quarter of 2007 increased by $177 million from 2006 due to a $279 million increase in the consumer Provision for credit losses, partly offset by a $102 million decrease in the wholesale Provision for credit losses. The increase in the consumer provision was driven by the following: in RFS, higher losses in the subprime mortgage portfolio and, to a lesser extent, a provision increase against the home equity portfolio related to weaker housing prices; and in CS, the prior-year quarter benefited from lower net charge-offs, which reflected a reduction in bankruptcy-related losses following the change in bankruptcy legislation in the fourth quarter of 2005. The current quarter benefited from an $85 million reduction in the allowance for credit losses, primarily related to strength in the underlying credit quality of the credit card portfolio, and by the reversal of a portion of the reserves in RFS related to

Hurricane Katrina. The decrease in the wholesale provision was largely the result of a higher provision in the prior year due to growth in the loan portfolio. For a more detailed discussion of the loan portfolio and the Allowance for loan losses, refer to Credit risk management on pages 48–60 of this Form 10-Q.
Noninterest expense
The following table presents the components of Noninterest expense.

Three months ended March 31,
(in millions)	2007	2006	Change

Compensation expense	$6,234	$5,548	12%
Occupancy expense	640	594	8
Technology, communications and equipment expense	922	869	6
Professional & outside services(a)	1,200	1,008	19
Marketing	482	519	(7)
Other expense	735	816	(10)
Amortization of intangibles	353	355	(1)
Merger costs	62	71	(13)

Total Noninterest expense	$10,628	$9,780	9

(a)
Certain transaction costs, previously reported within Revenue, have been reclassified to Noninterest expense. Revenue and Noninterest expense have been reclassified for all periods presented. The reclassification did not affect Income from continuing operations or Net income.

Noninterest expense
Total Noninterest expense for the first quarter of 2007 was $10.6 billion, up by $848 million, or 9%, from the prior year. The increase was driven by higher Compensation expense, primarily from performance-based incentives. In addition, expense growth was also driven by acquisitions and investments in businesses, as well as lower insurance recoveries related to certain material litigation. The increase in expense was offset partially by the absence of a prior-year expense from the adoption of SFAS 123R, as well as business divestitures and operating expense efficiencies.
The increase in Compensation expense from the first quarter of 2006 was primarily the result of higher performance-based incentives, additional headcount in connection with acquisitions and investments in businesses, the reclassification of certain private equity carried interest from Principal transactions revenue, as well as the reclassification of certain loan origination costs (previously netted against revenue) due to the adoption of SFAS 159. These increases were partially offset by the absence of a prior-year expense of $459 million from the adoption of SFAS 123R, business divestitures and expense efficiencies throughout the Firm. For a detailed discussion of the adoption of SFAS 159 and SFAS 123R see Note 4 on pages 77–80 and Note 9 on page 85, respectively, of this Form 10-Q.
The increase in Occupancy expense from the first quarter of 2006 was driven by ongoing investments in the retail distribution network, which included incremental expense from The Bank of New York transaction.
The increase in Technology, communications and equipment expense, when compared with the first quarter of 2006, was due primarily to higher depreciation expense on owned automobiles subject to operating leases and technology investments to support business growth, partially offset by operating expense efficiencies.
Professional & outside services expense increased from the first quarter of 2006 due primarily to higher brokerage expense and credit card processing costs as a result of growth in transaction volume. Also contributing to the increase was acquisitions and investments in businesses.
Marketing expense was lower when compared with the first quarter of 2006, reflecting lower expenditures for credit card campaigns.
Other expense declined compared with the first quarter of 2006 due to the sale of the insurance business in the third quarter of 2006, lower charges related to litigation, and lower credit card fraud-related losses. These items were partially offset by lower insurance recoveries pertaining to certain litigation matters, and growth in business volume, acquisitions and investments in businesses.
For a discussion of Amortization of intangibles and Merger costs, refer to Note 17 and Note 10 on pages 96–98 and 85, respectively, of the Form 10-Q.

Income tax expense
The Firm’s Income from continuing operations before income tax expense, Income tax expense and Effective tax rate were as follows for each of the periods indicated.

Three months ended March 31,
(in millions, except rate)	2007	2006

Income from continuing operations before income tax expense	$7,332	$4,564
Income tax expense	2,545	1,537
Effective tax rate	34.7%	33.7%

The increase in the effective tax rate was related to higher reported pre-tax income combined with changes in the proportion of income subject to federal, state and local taxes.
Income from discontinued operations
Net income from discontinued operations was zero in the current quarter compared with $54 million in the prior year. Discontinued operations (included in the Corporate segment results) include the related balance sheet and income statement activity of selected corporate trust businesses that were sold to The Bank of New York on October 1, 2006.

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES

The Firm prepares its Consolidated financial statements using accounting principles generally accepted in the United States of America (“U.S. GAAP”); these financial statements appear on pages 66–69 of this Form 10-Q. That presentation, which is referred to as “reported basis,” provides the reader with an understanding of the Firm’s results that can be tracked consistently from year to year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.
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
The presentation of CS results on a managed basis assumes that credit card loans that have been securitized and sold in accordance with SFAS 140 still remain on the balance sheet and that the earnings on the securitized loans are classified in the same manner as the earnings on retained loans recorded on the balance sheet. JPMorgan Chase uses the concept of managed basis to evaluate the credit performance and overall financial performance of the entire managed credit card portfolio. Operations are funded and decisions are made about allocating resources, such as employees and capital, based upon managed financial information. In addition, the same underwriting standards and ongoing risk monitoring are used for both loans on the balance sheet and securitized loans. Although securitizations result in the sale of credit card receivables to a trust, JPMorgan Chase retains the ongoing customer relationships, as the customers may continue to use their credit cards; accordingly, the customer’s credit performance will affect both the securitized loans and the loans retained on the balance sheet. JPMorgan Chase believes managed basis information is useful to investors, enabling them to understand both the credit risks associated with the loans reported on the balance sheet and the Firm’s retained interests in securitized loans. For a reconciliation of reported to managed basis of CS results, see Card Services segment results on pages 27–29 of this Form 10-Q. For information regarding the securitization process, and loans and residual interests sold and securitized, see Note 15 on pages 90–94 of this Form 10-Q.
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

The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

Three months ended March 31,	2007
	Reported	Credit	Tax-equivalent	Managed
(in millions, except per share and ratio data)	results	card(b)	adjustments	basis

Revenue
Investment banking fees	$1,739	$—	$—	$1,739
Principal transactions	4,471	—	—	4,471
Lending & deposit related fees	895	—	—	895
Asset management, administration and commissions	3,186	—	—	3,186
Securities gains	2	—	—	2
Mortgage fees and related income	476	—	—	476
Credit card income	1,563	(746)	—	817
Other income	518	—	110	628

Noninterest revenue	12,850	(746)	110	12,214
Net interest income	6,118	1,339	70	7,527

Total net revenue	18,968	593	180	19,741
Provision for credit losses	1,008	593	—	1,601
Noninterest expense	10,628	—	—	10,628

Income from continuing operations before income tax expense	7,332	—	180	7,512
Income tax expense	2,545	—	180	2,725

Income from continuing operations	4,787	—	—	4,787
Income from discontinued operations	—	—	—	—

Net income	$4,787	$—	$—	$4,787

Net income – diluted earnings per share	$1.34	$—	$—	$1.34

Return on common equity(a)	17%	—%	—%	17%
Return on equity less goodwill(a)	27	—	—	27
Return on assets(a)	1.41	NM	NM	1.34
Overhead ratio	56	NM	NM	54

Three months ended March 31,	2006
	Reported	Credit	Tax-equivalent	Managed
(in millions, except per share and ratio data)	results	card(b)	adjustments	basis

Revenue
Investment banking fees	$1,169	$—	$—	$1,169
Principal transactions	2,709	—	—	2,709
Lending & deposit related fees	841	—	—	841
Asset management, administration and commissions	2,874	—	—	2,874
Securities (losses)	(116)	—	—	(116)
Mortgage fees and related income	241	—	—	241
Credit card income	1,910	(1,125)	—	785
Other income	554	—	146	700

Noninterest revenue	10,182	(1,125)	146	9,203
Net interest income	4,993	1,574	71	6,638

Total net revenue	15,175	449	217	15,841
Provision for credit losses	831	449	—	1,280
Noninterest expense	9,780	—	—	9,780

Income from continuing operations before income tax expense	4,564	—	217	4,781
Income tax expense	1,537	—	217	1,754

Income from continuing operations	3,027	—	—	3,027
Income from discontinued operations	54	—	—	54

Net income	$3,081	$—	$—	$3,081

Net income – diluted earnings per share	$0.86	$—	$—	$0.86

Return on common equity(a)	11%	—%	—%	11%
Return on equity less goodwill(a)	19	—	—	19
Return on assets(a)	0.98	NM	NM	0.95
Overhead ratio	64	NM	NM	62

(a)	Based upon Income from continuing operations.
(b)	Credit card securitizations affect CS. See pages 27–29 of this Form 10-Q for further information.

Three months ended March 31,	2007			2006
(in millions)	Reported	Securitized	Managed	Reported	Securitized	Managed

Loans – Period-end	$449,765	$68,403	$518,168	$432,081	$69,580	$501,661
Total assets – average	1,378,915	65,114	1,444,029	1,248,357	67,557	1,315,914

BUSINESS SEGMENT RESULTS

The Firm is managed on a line-of-business basis. The business segment financial results presented reflect the current organization of JPMorgan Chase. There are six major reportable business segments: the Investment Bank, Retail Financial Services, Card Services, Commercial Banking, Treasury & Securities Services and Asset Management, as well as a Corporate segment. The segments are based upon the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For further discussion of Business segment results, see pages 34–35 of JPMorgan Chase’s 2006 Annual Report.
Description of business segment reporting methodology
Results of the business segments are intended to reflect each segment as if it were essentially a stand-alone business. The management reporting process that derives business segment results allocates income and expense using market-based methodologies. For a further discussion of those methodologies, see Business Segment Results – Description of business segment reporting methodology on page 34 of JPMorgan Chase’s 2006 Annual Report. The Firm continues to assess the assumptions, methodologies and reporting classifications used for segment reporting, and further refinements may be implemented in future periods.
Segment Results — Managed Basis(a)
The following table summarizes the business segment results for the periods indicated.

										Return
Three months ended March 31,	Total net revenue			Noninterest expense			Net income (loss)			on equity
(in millions, except ratios)	2007	2006	Change	2007	2006	Change	2007	2006	Change	2007	2006

Investment Bank	$6,254	$4,828	30%	$3,831	$3,320	15%	$1,540	$850	81%	30%	17%
Retail Financial Services	4,106	3,763	9	2,407	2,238	8	859	881	(2)	22	26
Card Services	3,680	3,685	—	1,241	1,243	—	765	901	(15)	22	26
Commercial Banking	1,003	900	11	485	498	(3)	304	240	27	20	18
Treasury & Securities Services	1,526	1,485	3	1,075	1,048	3	263	262	—	36	42
Asset Management	1,904	1,584	20	1,235	1,098	12	425	313	36	46	36
Corporate(b)	1,268	(404)	NM	354	335	6	631	(366)	NM	NM	NM

Total	$19,741	$15,841	25%	$10,628	$9,780	9%	$4,787	$3,081	55%	17%	12%

(a)	Represents reported results on a tax-equivalent basis and excludes the impact of credit card securitizations.
(b)	Net income (loss) includes Income from discontinued operations (after-tax) of $54 million for the quarter ended March 31, 2006.

INVESTMENT BANK

For a discussion of the business profile of the IB, see pages 36–37 of JPMorgan Chase’s 2006 Annual Report.

Selected income statement data
Three months ended March 31,
(in millions, except ratios)	2007		2006	Change

Revenue
Investment banking fees	$1,729		$1,170	48%
Principal transactions(a)(b)	3,126		2,480	26
Lending & deposit related fees	93		137	(32)
Asset management, administration and commissions(b)	641		576	11
All other income	42		275	(85)

Noninterest revenue	5,631		4,638	21
Net interest income	623	(f)	190	228

Total net revenue(c)	6,254		4,828	30

Provision for credit losses	63		183	(66)
Credit reimbursement from TSS(d)	30		30	—

Noninterest expense
Compensation expense	2,637		2,256	17
Noncompensation expense(b)	1,194		1,064	12

Total noninterest expense	3,831		3,320	15

Income before income tax expense	2,390		1,355	76
Income tax expense	850		505	68

Net income	$1,540		$850	81

Financial ratios
ROE	30%		17%
ROA	0.95		0.53
Overhead ratio	61		69
Compensation expense as a % of total net revenue(e)	42		41

Revenue by business
Investment banking fees:
Advisory	$472		$389	21
Equity underwriting	393		212	85
Debt underwriting	864		569	52

Total investment banking fees	1,729		1,170	48
Fixed income markets(a)(b)	2,592		2,076	25
Equity markets(a)(b)	1,539		1,262	22
Credit portfolio(a)	394		320	23

Total net revenue	$6,254		$4,828	30

Revenue by region
Americas	$3,366		$2,153	56
Europe/Middle East/Africa	2,251		2,025	11
Asia/Pacific	637		650	(2)

Total net revenue	$6,254		$4,828	30

(a)
As a result of the adoption on January 1, 2007, of SFAS 157, the IB recognized a benefit, in the current quarter, of $166 million in Total net revenue (primarily in Credit Portfolio, but with smaller impacts to Equity Markets and Fixed Income Markets) relating to the incorporation of an adjustment to the valuation of the Firm’s derivative liabilities and other liabilities measured at fair value that reflects the credit quality of the Firm.

(b)	Certain transaction costs, previously reported within Revenue, have been reclassified to Noninterest expense. Revenue and Noninterest expense have been reclassified for all periods presented.
(c)
Total net revenue includes tax-equivalent adjustments, primarily due to tax-exempt income from municipal bond investments and income tax credits related to affordable housing investments, of $152 million and $194 million for the quarters ended March 31, 2007 and 2006, respectively.

(d)	Treasury & Securities Services is charged a credit reimbursement related to certain exposures managed within the Investment Bank credit portfolio on behalf of clients shared with TSS.

(e)
For the quarter ended March 31, 2006, the Compensation expense to Total net revenue ratio is adjusted to present this ratio as if SFAS 123R had always been in effect. IB management believes that adjusting the Compensation expense to Total net revenue ratio for the incremental impact of adopting SFAS 123R provides a more meaningful measure of IB’s Compensation expense to Total net revenue ratio for 2006.

(f)
Net Interest Income for the quarter ended March 31, 2007, increased from the prior year due primarily to the adoption of SFAS 159. For certain IB structured notes elected, all components of earnings are reported in Principal transaction; causing a shift between Principal transactions and Net interest income in the first quarter of 2007.

Quarterly results
Net income was a record $1.5 billion, up by $690 million, or 81%, compared with the prior year. Earnings growth reflected record revenue and a lower provision for credit losses, partially offset by higher noninterest expense.
Net revenue was a record $6.3 billion, up 30% from the prior year, driven by record investment banking fees and record markets results. Investment banking fees of $1.7 billion were up 48% from the prior year driven by record debt and record equity underwriting as well as strong advisory fees. Debt underwriting fees of $864 million were up 52% driven by record bond underwriting fees and strong loan syndication fees, which benefited from both leveraged and high grade issuance. Advisory fees of $472 million were up 21%, with particular strength in the Americas. Equity underwriting fees of $393 million were up 85%, reflecting strength in common stock and convertible offerings in the Americas and Europe. Record Fixed Income Markets revenue of $2.6 billion was up 25% from the prior year, benefiting from improved results in commodities (compared with a weak prior-year quarter) as well as strength in credit and rate markets, partially offset by lower results in currencies. Record Equity Markets revenue of $1.5 billion increased 22%, benefiting from particularly strong performance in Europe as well as strong derivatives performance across regions. Credit Portfolio revenue of $394 million was up 23%, due to the incorporation of an adjustment to the valuation of the firm’s derivative liabilities measured at fair value that reflects the credit quality of the firm, in conjunction with SFAS 157 (“Fair Value Measurements”), and higher trading revenue from credit portfolio management activities, partially offset by lower gains from loan workouts.
Provision for credit losses was $63 million compared with $183 million in the prior year. The prior-year provision reflected growth in the loan portfolio.
Noninterest expense was $3.8 billion, up by $511 million, or 15%, from the prior year. This increase was due to higher compensation expense, primarily performance-based, partially offset by the absence of expense from the adoption of SFAS 123R in the prior-year quarter.

Selected metrics
Three months ended March 31,
(in millions, except headcount and ratio data)	2007	2006	Change

Selected average balances
Total assets	$658,724	$646,220	2%
Trading assets–debt and equity instruments(a)	335,118	252,415	33
Trading assets–derivatives receivables	56,398	49,388	14
Loans:
Loans retained(b)	59,873	53,678	12
Loans held-for-sale(a)	12,784	19,212	(33)

Total loans	72,657	72,890	—
Adjusted assets(c)	572,017	492,304	16
Equity	21,000	20,000	5

Headcount	23,892	21,705	10

Credit data and quality statistics
Net charge-offs (recoveries)	$(6)	$(21)	71
Nonperforming assets:
Nonperforming loans(d)	92	434	(79)
Other nonperforming assets	36	50	(28)
Allowance for loan losses	1,037	1,117	(7)
Allowance for lending related commitments	310	220	41

Net charge-off (recovery) rate(a)(b)	(0.04)%	(0.16)%
Allowance for loan losses to average loans(a)(b)	1.76	2.08
Allowance for loan losses to nonperforming loans(d)	1,178	305
Nonperforming loans to average loans	0.13	0.60
Market risk–average trading and credit portfolio VAR(e)
By risk type:
Fixed income	$45	$60	(25)
Foreign exchange	19	20	(5)
Equities	42	32	31
Commodities and other	34	47	(28)
Less: portfolio diversification(f)	(58)	(68)	15

Total trading VAR	82	91	(10)
Credit portfolio VAR(g)	13	14	(7)
Less: portfolio diversification(f)	(12)	(11)	(9)

Total trading and credit portfolio VAR	$83	$94	(12)

(a)
Loans held-for-sale are excluded from the allowance coverage ratio and Net charge-off rate. Loans held-for-sale for the quarter ended March 31, 2007, reflect the impact of reclassifying $11.7 billion of Loans held-for-sale to Trading assets as a result of the adoption of SFAS 159 effective January 1, 2007.

(b)
Loans retained include credit portfolio loans, leveraged leases, bridge loans for underwriting, other accrual loans and certain loans carried at fair value. Average loans carried at fair value were $900 million for the quarter ended March 31, 2007. This amount is excluded from Total loans for the allowance coverage ratio and Net charge-off rate.

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

(d)
Nonperforming loans include Loans held-for-sale of $4 million and $68 million at March 31, 2007, and March 31, 2006, respectively, which are excluded from the allowance coverage ratios. Nonperforming loans exclude distressed HFS loans purchased as part of IB’s proprietary activities. During the first quarter of 2007, the Firm elected the fair value option of accounting for this portfolio of nonperforming loans. These loans are classified as Trading assets at March 31, 2007.

(e)
Average VARs are less than the sum of the VARs of its market risk components, which is due to risk offsets resulting from portfolio diversification. The diversification effect reflects the fact that the risks are not perfectly correlated. The risk of a portfolio of positions is therefore usually less than the sum of the risks of the positions themselves.

(f)	For a more complete description of VAR, see page 60 of this Form 10-Q.
(g)
Includes VAR on derivative credit and debit valuation adjustments, hedges of the credit valuation adjustment and mark-to-market hedges of the retained loan portfolio, which are all reported in Principal Transactions. The VAR does not include the retained loan portfolio.

According to Thomson Financial, in the first quarter of 2007, the Firm was ranked #1 in Global Equity and Equity-Related; #1 in Global Syndicated Loans; #2 in Global Announced M&A; #2 in Global Debt, Equity and Equity-Related; and #2 in Global Long-term Debt based upon volume.

	Three months ended March 31, 2007		Full Year 2006
Market shares and rankings(a)	Market Share	Rankings	Market Share	Rankings

Global debt, equity and equity-related	8%	#2	7%	#2
Global syndicated loans	15	#1	14	#1
Global long-term debt	8	#2	6	#3
Global equity and equity-related	13	#1	7	#6
Global announced M&A	23	#2	22	#4
U.S. debt, equity and equity-related	11	#2	9	#3
U.S. syndicated loans	27	#1	26	#1
U.S. long-term debt	12	#2	12	#2
U.S. equity and equity-related(b)	19	#1	8	#6
U.S. announced M&A	39	#2	28	#4

(a)
Source: Thomson Financial Securities data. Global announced M&A is based upon rank value; all other rankings are based upon proceeds, with full credit to each book manager/equal if joint. Because of joint assignments, market share of all participants will add up to more than 100%.

(b)	References U.S domiciled equity and equity-related transactions, per Thomson Financial.

RETAIL FINANCIAL SERVICES

For a discussion of the business profile of RFS, see pages 38–42 of JPMorgan Chase’s 2006 Annual Report.
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

Selected income statement data
Three months ended March 31,
(in millions, except ratios)	2007	2006	Change

Revenue
Lending & deposit related fees	$423	$371	14%
Asset management, administration and commissions	263	437	(40)
Securities gains (losses)	—	(6)	NM
Mortgage fees and related income(a)	482	236	104
Credit card income	142	115	23
Other income	179	48	273

Noninterest revenue	1,489	1,201	24
Net interest income	2,617	2,562	2

Total net revenue	4,106	3,763	9

Provision for credit losses	292	85	244

Noninterest expense
Compensation expense(a)	1,065	920	16
Noncompensation expense(a)	1,224	1,207	1
Amortization of intangibles	118	111	6

Total noninterest expense	2,407	2,238	8

Income before income tax expense	1,407	1,440	(2)
Income tax expense	548	559	(2)

Net income	$859	$881	(2)

Financial ratios
ROE	22%	26%
Overhead ratio(a)	59	59
Overhead ratio excluding core deposit intangibles(a)(b)	56	57

(a)
As a result of the adoption of SFAS 159, certain loan origination costs have been reclassified to expense (previously netted against revenue) in the quarter ended March 31, 2007, resulting in increases in Mortgage fees and related income, Noninterest expense and the Overhead ratios.

(b)
Retail Financial Services uses the overhead ratio (excluding the amortization of core deposit intangibles (“CDI”)), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation results in a higher overhead ratio in the earlier years and a lower overhead ratio in later years; this method would result in an improving overhead ratio over time, all things remaining equal. This non-GAAP ratio excludes Regional Banking’s core deposit intangible amortization expense related to The Bank of New York transaction and the Bank One merger of $116 million and $109 million for the quarters ended March 31, 2007 and 2006, respectively.

Quarterly results
Net income of $859 million was down by $22 million, or 2%, from the prior year.
Net revenue of $4.1 billion was up by $343 million, or 9%, from the prior year. Net interest income of $2.6 billion was up 2% due to The Bank of New York transaction, higher home equity loans and deposit balances in Regional Banking, and wider loan spreads in Auto Finance. These benefits were offset partially by lower prime and subprime mortgage balances, the sale of the insurance business, lower auto loan and lease balances, and narrower spreads on deposits. Noninterest revenue of $1.5 billion was up by $288 million, or 24%. Results benefited from higher gain-on-sale income and the reclassification of certain loan origination costs to expense (previously netted against revenue) due to the adoption of SFAS 159 in Mortgage Banking; increases in deposit—related fee revenue; the absence of a prior-year loss related to auto loans transferred to held-for-sale; The Bank of New York transaction; and higher automobile operating lease revenue. These benefits were offset partially by the sale of the insurance business, and a charge resulting from accelerated surrenders of customer annuity contracts.
The provision for credit losses of $292 million was up by $207 million from the prior year. This increase was due to higher losses in the subprime mortgage portfolio and, to a lesser extent, increased provision in the home equity portfolio related to weaker housing prices. These increases were offset partially by the reversal of a portion of the reserves related to Hurricane Katrina. The Firm’s exposure to subprime mortgages is deemed manageable, with current quarter outstandings of $9.0 billion and net charge-offs of $20 million (0.92% net charge-off rate), compared with $15.1 billion of loans and net charge-offs of $9 million (0.26% net charge-off rate) in the prior-year quarter. Since the Firm’s current expectations are for continued poor loss experience in subprime mortgages and that weaker home prices are expected to continue to affect losses in the home equity portfolio, underwriting standards were tightened during the quarter.
Noninterest expense of $2.4 billion was up by $169 million, or 8%, primarily due to The Bank of New York transaction, the reclassification of certain loan origination costs due to the adoption of SFAS 159, investments in the retail distribution network and higher depreciation expense on owned automobiles subject to operating leases. These increases were offset partially by the sale of the insurance business.

Selected metrics
Three months ended March 31,
(in millions, except headcount and ratios)	2007	2006	Change

Selected ending balances
Assets	$212,997	$235,127	(9)%
Loans(a)(b)	188,468	202,591	(7)
Deposits	221,840	200,154	11

Selected average balances
Assets	$217,135	$231,587	(6)
Loans(a)(b)	190,979	198,797	(4)
Deposits	216,933	194,382	12
Equity	16,000	13,896	15

Headcount	67,247	62,472	8

Credit data and quality statistics
Net charge-offs	$185	$121	53
Nonperforming loans(c)	1,655	1,349	23
Nonperforming assets	1,910	1,537	24
Allowance for loan losses	1,453	1,333	9

Net charge-off rate(d)	0.46%	0.27%
Allowance for loan losses to ending loans(d)	0.89	0.71
Allowance for loan losses to nonperforming loans(d)	94	100
Nonperforming loans to total loans	0.88	0.67

(a)
For the quarter ended March 31, 2007, end-of-period and average loans include $11.6 billion and $6.5 billion, respectively, of prime mortgage loans originated with the intent to sell, which are accounted for at fair value under SFAS 159 and classified as Trading assets in the Consolidated balance sheets.

(b)
End-of-period Loans include Loans held-for-sale of $13.4 billion and $14.3 billion at March 31, 2007 and 2006, respectively. Average loans include Loans held-for-sale of $21.7 billion and $16.4 billion for the quarters ended March 31, 2007 and 2006, respectively.

(c)	Nonperforming loans include Loans held-for-sale of $112 million and $16 million at March 31, 2007 and 2006, respectively.
(d)	The net charge-off rate and the allowance coverage ratios do not include amounts related to Loans held-for-sale or Loans accounted for at fair value under SFAS 159.

REGIONAL BANKING

Selected income statement data
Three months ended March 31,
(in millions, except ratios)	2007	2006	Change

Noninterest revenue	$793	$820	(3)%
Net interest income	2,299	2,220	4

Total Net revenue	3,092	3,040	2
Provision for credit losses	233	66	253
Noninterest expense	1,729	1,738	(1)

Income before income tax expense	1,130	1,236	(9)

Net income	$690	$757	(9)

ROE	24%	31%
Overhead ratio	56	57
Overhead ratio excluding core deposit intangibles(a)	52	54

(a)
Regional Banking uses the overhead ratio (excluding the amortization of core deposit intangibles (“CDI”)), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation results in a higher overhead ratio in the earlier years and a lower overhead ratio in later years; this inclusion would result in an improving overhead ratio over time, all things remaining equal. This non-GAAP ratio excludes Regional Banking’s core deposit intangible amortization expense related to The Bank of New York transaction and the Bank One merger of $116 million and $109 million for the quarters ended March 31, 2007 and 2006, respectively.

Quarterly results
Regional Banking net income of $690 million was down by $67 million, or 9%, from the prior year. Net revenue of $3.1 billion was up by $52 million, or 2%. Results benefited from The Bank of New York transaction; growth in home equity loans and deposits; and increases in deposit-related fees. These revenue benefits were offset partially by the sale of the insurance business, a continued shift to narrower-spread deposit products, and a charge resulting from accelerated surrenders of customer annuity contracts. The provision for credit losses was $233 million, up by $167 million, primarily related to higher losses in the subprime mortgage portfolio and to a lesser extent increased provision in the home equity portfolio related to weaker housing prices. These increases were offset partially by the reversal of a portion of the reserves related to Hurricane Katrina. Noninterest expense of $1.7 billion was flat, as increases due to The Bank of New York transaction and investments in the retail distribution network were offset by the sale of the insurance business.

Business metrics
Three months ended March 31,
(in billions, except ratios)	2007	2006	Change

Home equity origination volume	$12.7	$11.7	9%

End-of-period loans owned
Home equity	$87.7	$75.3	16
Mortgage(a)	9.2	47.0	(80)
Business banking	14.3	12.8	12
Education	11.1	9.5	17
Other loans(b)	2.7	2.7	—

Total end of period loans	125.0	147.3	(15)
End-of-period deposits
Checking	$69.3	$64.9	7
Savings	100.1	91.0	10
Time and other	42.2	34.2	23

Total end of period deposits	211.6	190.1	11

Average loans owned
Home equity	$86.3	$74.1	16
Mortgage(a)	8.9	44.6	(80)
Business banking	14.3	12.8	12
Education	11.0	5.4	104
Other loans(b)	3.0	3.0	—

Total average loans(c)	123.5	139.9	(12)

Average deposits
Checking	$67.3	$63.0	7
Savings	96.7	89.3	8
Time and other	42.5	32.4	31

Total average deposits	206.5	184.7	12
Average assets	135.9	157.1	(13)
Average equity	11.8	9.8	20

Credit data and quality statistics
30+ day delinquency rate(d)(e)	1.93%	1.36%
Net charge-offs Home equity	$68	$33	106
Mortgage	20	12	67
Business banking	25	18	39
Other loans	13	7	86

Total net charge-offs	126	70	80
Net charge-off rate Home equity	0.32%	0.18%
Mortgage	0.91	0.11
Business banking	0.71	0.57
Other loans	0.55	0.56
Total net charge-off rate(c)	0.43	0.21

Nonperforming assets(f)(g)(h)	$1,770	$1,339	32

(a)
As of January 1, 2007, $19.4 billion of held-for-investment prime mortgage loans were transferred from RFS to Treasury within the Corporate segment for risk management and reporting purposes. Although the loans, together with the responsibility for the investment management of the portfolio, were transferred to Treasury, the transfer has no impact on the financial results of Regional Banking. The balance reported at and for the quarter ended March 31, 2007, reflect primarily subprime mortgage loans owned.

(b)	Includes commercial loans derived from community development activities and, prior to July 1, 2006, insurance policy loans.
(c)	Average loans include loans held-for-sale of $4.4 billion and $3.3 billion for the quarters ended March 31, 2007 and 2006, respectively. These amounts are not included in the Net charge-off rate.
(d)
Excludes delinquencies related to loans eligible for repurchase as well as loans repurchased from Governmental National Mortgage Association (“GNMA”) pools that are insured by government agencies and government-sponsored enterprises of $975 million and $942 million at March 31, 2007 and 2006, respectively. These amounts are excluded as reimbursement is proceeding normally.

(e)
Excludes loans that are 30 days past due and still accruing, which are insured by government agencies under the Federal Family Education Loan Program of $519 million and $370 million at March 31, 2007 and 2006, respectively. These amounts are excluded as reimbursement is proceeding normally.

(f)
Excludes loans that are 90 days past due and still accruing, which are insured by government agencies under the Federal Family Education Loan Program of $178 million and $156 million for the quarters ended March 31, 2007 and 2006, respectively. These amounts are excluded as reimbursement is proceeding normally.

(g)
Excludes Nonperforming assets related to loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by government agencies and government-sponsored enterprises of $1.3 billion and $1.1 billion at March 31, 2007 and 2006, respectively. These amounts are excluded as reimbursement is proceeding normally.

(h)	Includes Nonperforming loans held-for-sale related to mortgage banking activities of $79 million and $16 million at March 31, 2007 and 2006, respectively.

Retail branch business metrics
Three months ended March 31,
(in millions, except where otherwise noted)	2007	2006	Change

Investment sales volume	$4,783	$3,553	35%

Number of:
Branches	3,071	2,638	433	#
ATMs	8,560	7,400	1,160
Personal bankers(a)	7,846	7,019	827
Sales specialists(a)	3,712	3,318	394
Active online customers (in thousands)(b)	6,172	5,030	1,142
Checking accounts (in thousands)	10,136	8,936	1,200

(a)
Excludes employees acquired as part of The Bank of New York transaction. Mapping of the existing Bank of New York acquired employee base into Chase employment categories is expected to be completed during 2007.

(b)	Includes Mortgage Banking and Auto Finance online customers.
MORTGAGE BANKING

Selected income statement data
Three months ended March 31,
(in millions, except ratios and where otherwise noted)	2007	2006	Change

Production revenue(a)	$400	$219	83%
Net mortgage servicing revenue:
Servicing revenue	601	560	7
Changes in MSR asset fair value:
Due to inputs or assumptions in model(b)	108	711	(85)
Other changes in fair value(c)	(378)	(349)	(8)
Derivative valuation adjustments and other	(127)	(753)	83

Total net mortgage servicing revenue	204	169	21

Total net revenue	604	388	56
Noninterest expense(a)	468	324	44

Income before income tax expense	136	64	113

Net income	$84	$39	115

ROE	17%	9%

Business metrics (in billions)
Third-party mortgage loans serviced (ending)	$546.1	$484.1	13
MSR net carrying value (ending)	7.9	7.5	5
Average mortgage loans held-for-sale(d)	23.8	13.0	83
Average assets	38.0	27.1	40
Average equity	2.0	1.7	18

Mortgage origination volume by channel (in billions)
Retail	$10.9	$9.1	20
Wholesale	10.0	7.4	35
Correspondent (including negotiated transactions)	13.2	11.7	13

Total	$34.1	$28.2	21

(a)	As a result of the adoption of SFAS 159, certain loan origination costs have been reclassified to expense (previously netted against revenue) in the quarter ended March 31, 2007.
(b)	Represents MSR asset fair value adjustments due to changes in inputs, such as interest rates and volatility, as well as updates to assumptions used in the valuation model.
(c)	Includes changes in the MSR value due to servicing portfolio runoff (or time decay).
(d)
Includes $6.5 billion of prime mortgage loans for which the fair value option was elected under SFAS 159. These loans are classified as Trading assets on the Consolidated balance sheets for the quarter ended March 31, 2007.

Quarterly results
Mortgage Banking net income was $84 million compared with $39 million in the prior year. Net revenue of $604 million was up by $216 million, or 56%, from the prior year. Revenue comprises production revenue and net mortgage servicing revenue. Production revenue was $400 million, up by $181 million, reflecting higher gain-on-sale income and the reclassification of certain loan origination costs to expense (previously netted against revenue) due to the adoption of SFAS 159. Net mortgage servicing revenue, which includes loan servicing revenue, MSR risk management results and other changes in fair value, was $204 million compared with $169 million in the prior year. Loan servicing revenue of $601 million increased by $41 million on a 13% increase in third-party loans serviced. MSR risk management revenue of negative $19 million improved by $23 million from the prior year. Other changes in fair value of the MSR asset, representing run-off of the asset against the realization of servicing cash flows, were negative $378 million. Noninterest expense was $468 million, up by $144 million, or 44%, reflecting the reclassification of certain loan origination costs due to the adoption SFAS 159 and higher compensation expense reflecting higher loan originations and a greater number of loan officers.
AUTO FINANCE

Selected income statement data
Three months ended March 31,
(in millions, except ratios and where otherwise noted)	2007	2006	Change

Noninterest revenue	$131	$44	198%
Net interest income	279	291	(4)

Total net revenue	410	335	22
Provision for credit losses	59	19	211
Noninterest expense	210	176	19

Income before income tax expense	141	140	1

Net income	$85	$85	—

ROE	16%	14%
ROA	0.80	0.73

Business metrics (in billions)
Auto origination volume	$5.2	$4.3	21
End-of-period loans and lease related assets
Loans outstanding	$39.7	$41.0	(3)
Lease financing receivables	1.2	3.6	(67)
Operating lease assets	1.7	1.1	55

Total end-of-period loans and lease related assets	42.6	45.7	(7)
Average loans and lease related assets
Loans outstanding	$39.4	$41.2	(4)
Lease financing receivables	1.5	4.0	(63)
Operating lease assets	1.6	1.0	60

Total average loans and lease related assets	42.5	46.2	(8)
Average assets	43.2	47.3	(9)
Average equity	2.2	2.4	(8)

Credit quality statistics
30+ day delinquency rate	1.33%	1.39%
Net charge-offs
Loans	$58	$48	21
Lease receivables	1	3	(67)

Total net charge-offs	59	51	16
Net charge-off rate
Loans	0.60%	0.47%
Lease receivables	0.27	0.30
Total net charge-off rate	0.59	0.46
Nonperforming assets	$140	$198	(29)

Quarterly results
Auto Finance net income of $85 million was flat compared with the prior year. Net revenue of $410 million was up by $75 million, or 22%, reflecting the absence of a prior-year $50 million pretax loss related to auto loans transferred to held-for-sale, higher automobile operating lease revenue, and wider loan spreads on lower loan and direct finance lease balances. The provision for credit losses was $59 million, an increase of $40 million from the prior year, primarily reflecting a reduction of the allowance for credit losses in the prior year. Noninterest expense of $210 million increased by $34 million, or 19%, driven by increased depreciation expense on owned automobiles subject to operating leases.

CARD SERVICES

For a discussion of the business profile of CS, see pages 43–45 of JPMorgan Chase’s 2006 Annual Report.
JPMorgan Chase uses the concept of “managed receivables” to evaluate the credit performance of its credit card loans, both loans on the balance sheet and loans that have been securitized. Managed results exclude the impact of credit card securitizations on Total net revenue, the Provision for credit losses, net charge-offs and loan receivables. Securitization does not change reported Net income; however, it does affect the classification of items on the Consolidated statements of income and Consolidated balance sheets. For further information, see Explanation and reconciliation of the Firm’s use of non-GAAP financial measures on pages 14–15 of this Form 10-Q.

Selected income statement data – managed basis
Three months ended March 31,
(in millions, except ratios)	2007	2006	Change

Revenue
Credit card income	$599	$601	—%
All other income	92	71	30

Noninterest revenue	691	672	3
Net interest income	2,989	3,013	(1)

Total net revenue	3,680	3,685	—

Provision for credit losses	1,229	1,016	21

Noninterest expense
Compensation expense	254	259	(2)
Noncompensation expense	803	796	1
Amortization of intangibles	184	188	(2)

Total noninterest expense	1,241	1,243	—

Income before income tax expense	1,210	1,426	(15)
Income tax expense	445	525	(15)

Net income	$765	$901	(15)

Memo: Net securitization gains	$23	$8	188

Financial metrics
ROE	22%	26%
Overhead ratio	34	34

Quarterly results
Net income of $765 million was down by $136 million, or 15%, from the prior year. Prior-year results benefited from significantly lower net charge-offs following the change in bankruptcy legislation in the fourth quarter of 2005.
End-of-period managed loans of $146.6 billion increased by $12.3 billion, or 9%, from the prior year. Average managed loans of $149.4 billion increased by $11.4 billion, or 8%, from the prior year. The current quarter included $2.0 billion of average and $1.9 billion of end-of-period managed loans acquired with the Kohl’s private-label portfolio in the second quarter of 2006.
Net managed revenue was $3.7 billion, flat as compared with the prior year. Net interest income of $3.0 billion was down by $24 million, or 1%, from the prior year. The decrease was driven by higher charge-offs, which resulted in increased revenue reversals in the current quarter and higher cost of funds on balance growth in promotional, introductory and transactor loan balances. These declines were partially offset by higher average managed loan balances and increased fees. Noninterest revenue of $691 million was up by $19 million, or 3%, from the prior year.

Interchange income increased, benefiting from 9% higher charge volume, but was more than offset by higher volume-driven payments to partners and increased rewards expense (both of which are netted against interchange income). An additional factor impacting noninterest revenue was an increase in fee-based product revenue.
The managed provision for credit losses was $1.2 billion, up by $213 million, or 21%, from the prior year. The prior-year quarter benefited from lower net charge-offs, which reflected a reduction in bankruptcy-related losses following the change in bankruptcy legislation in the fourth quarter of 2005. The current quarter benefited from an $85 million reduction in the allowance for credit losses, primarily related to strength in the underlying credit quality of the loan portfolio. The managed net charge-off rate for the quarter was 3.57%, up from 2.99% in the prior year. The 30-day managed delinquency rate was 3.07%, down from 3.10% in the prior year.
Noninterest expense of $1.2 billion was flat compared with the prior year, primarily due to lower marketing expense and lower fraud-related losses, offset by higher expense related to recent acquisitions and increased customer activity.

Selected metrics
Three months ended March 31,
(in millions, except headcount, ratios
and where otherwise noted)	2007	2006	Change

% of average managed outstandings:
Net interest income	8.11%	8.85%
Provision for credit losses	3.34	2.99
Noninterest revenue	1.88	1.97
Risk adjusted margin(a)	6.65	7.84
Noninterest expense	3.37	3.65
Pretax income (ROO)	3.28	4.19
Net income	2.08	2.65

Business metrics
Charge volume (in billions)	$81.3	$74.3	9%
Net accounts opened (in thousands)	3,439	2,718	27
Credit cards issued (in thousands)	152,097	112,446	35
Number of registered Internet customers (in millions)	24.3	15.9	53
Merchant acquiring business(b)
Bank card volume (in billions)	$163.6	$147.7	11
Total transactions (in millions)	4,465	4,130	8

Selected ending balances
Loans:
Loans on balance sheets	$78,173	$64,691	21
Securitized loans	68,403	69,580	(2)

Managed loans	$146,576	$134,271	9

Selected average balances
Managed assets	$156,271	$145,994	7
Loans:
Loans on balance sheets	$81,932	$68,455	20
Securitized loans	67,485	69,571	(3)

Managed loans	$149,417	$138,026	8

Equity	14,100	14,100	—

Headcount	18,749	18,801	—

Managed credit quality statistics
Net charge-offs	$1,314	$1,016	29
Net charge-off rate	3.57%	2.99%
Managed delinquency ratios
30+ days	3.07%	3.10%
90+ days	1.52	1.39

Allowance for loan losses	$3,092	$3,274	(6)
Allowance for loan losses to period-end loans	3.96%	5.06%

(a)	Represents Total net revenue less Provision for credit losses.
(b)	Represents 100% of the merchant acquiring business.

Reconciliation from reported basis to managed basis
The financial information presented below reconciles reported basis and managed basis to disclose the effect of securitizations.

Three months ended March 31,
(in millions)	2007	2006	Change

Income statement data(a)
Credit card income
Reported basis for the period	$1,345	$1,726	(22)%
Securitization adjustments	(746)	(1,125)	34

Managed credit card income	$599	$601	—

Net interest income

Reported basis for the period	$1,650	$1,439	15
Securitization adjustments	1,339	1,574	(15)

Managed net interest income	$2,989	$3,013	(1)

Total net revenue

Reported basis for the period	$3,087	$3,236	(5)
Securitization adjustments	593	449	32

Managed total net revenue	$3,680	$3,685	—

Provision for credit losses

Reported basis for the period	$636	$567	12
Securitization adjustments	593	449	32

Managed provision for credit losses	$1,229	$1,016	21

Balance sheet – average balances(a)
Total average assets
Reported basis for the period	$91,157	$78,437	16
Securitization adjustments	65,114	67,557	(4)

Managed average assets	$156,271	$145,994	7

Credit quality statistics(a)

Net charge-offs
Reported net charge-offs data for the period	$721	$567	27
Securitization adjustments	593	449	32

Managed net charge-offs	$1,314	$1,016	29

(a)
JPMorgan Chase uses the concept of “managed receivables” to evaluate the credit performance and overall performance of the underlying credit card loans, both sold and not sold; as the same borrower is continuing to use the credit card for ongoing charges, a borrower’s credit performance will affect both the receivables sold under SFAS 140 and those not sold. Thus, in its disclosures regarding managed receivables, JPMorgan Chase treats the sold receivables as if they were still on the balance sheet in order to disclose the credit performance (such as net charge-off rates) of the entire managed credit card portfolio. Managed results exclude the impact of credit card securitizations on Total net revenue, the Provision for credit losses, net charge-offs and loan receivables. Securitization does not change reported net income versus managed earnings; however, it does affect the classification of items on the Consolidated statements of income and Consolidated balance sheets. For further information, see Explanation and reconciliation of the Firm’s use of non-GAAP measures on pages 14–15 of this Form 10-Q.

COMMERCIAL BANKING

For a discussion of the business profile of CB, see pages 46–47 of JPMorgan Chase’s 2006 Annual Report.
On October 1, 2006, JPMorgan Chase completed the acquisition of The Bank of New York’s consumer, business banking and middle-market banking businesses adding approximately $2.3 billion in loans and $1.2 billion in deposits.

Selected income statement data
Three months ended March 31,
(in millions, except ratios)	2007	2006	Change

Revenue
Lending & deposit related fees	$158	$142	11%
Asset management, administration and commissions	23	15	53
All other income(a)	154	76	103

Noninterest revenue	335	233	44
Net interest income	668	667	—

Total net revenue	1,003	900	11

Provision for credit losses	17	7	143

Noninterest expense
Compensation expense	180	197	(9)
Noncompensation expense	290	285	2
Amortization of intangibles	15	16	(6)

Total noninterest expense	485	498	(3)

Income before income tax expense	501	395	27
Income tax expense	197	155	27

Net income	$304	$240	27

Financial ratios
ROE	20%	18%
Overhead ratio	48	55

(a)	IB-related and commercial card revenues are included in All other income.
Quarterly results
Net income was a record $304 million, up by $64 million, or 27%, from the prior year, driven by higher net revenue.
Net revenue was $1.0 billion, up by $103 million, or 11%, from the prior year. Net interest income of $668 million was flat. The benefit of higher liability balances and loan volumes, which reflected organic growth and The Bank of New York transaction, were offset largely by the continued shift to narrower–spread liability products and loan-spread compression. Noninterest revenue of $335 million was up by $102 million, or 44%, primarily due to higher investment banking revenue as well as gains related to the sale of securities acquired in the satisfaction of debt.
On a segment basis, Middle Market Banking revenue of $661 million increased by $38 million, or 6%, from the prior year due to growth across all product areas and The Bank of New York transaction. Mid-Corporate Banking revenue of $212 million increased by $75 million, or 55%, reflecting higher investment banking revenue and a gain on the sale of securities acquired in the satisfaction of debt. Real Estate revenue of $102 million decreased by $3 million, or 3%.
Provision for credit losses was $17 million compared with $7 million in the prior year.
Noninterest expense was $485 million, down by $13 million, or 3%, from the prior year due to the absence of prior-year expense from the adoption of SFAS 123R primarily offset by expense related to The Bank of New York transaction.

Selected metrics
Three months ended March 31,
(in millions, except ratio and headcount data)	2007	2006	Change

Revenue by product:
Lending	$348	$319	9%
Treasury services	556	550	1
Investment banking	76	40	90
Other	23	(9)	NM

Total Commercial Banking revenue	$1,003	$900	11

IB revenues, gross(a)	$231	$114	103

Revenue by business:
Middle Market Banking	$661	$623	6
Mid-Corporate Banking	212	137	55
Real Estate Banking	102	105	(3)
Other	28	35	(20)

Total Commercial Banking revenue	$1,003	$900	11

Selected average balances
Total assets	$82,545	$54,771	51
Loans and leases(b)	57,660	50,836	13
Liability balances(c)	81,752	70,763	16
Equity	6,300	5,500	15

Average loans by business:
Middle Market Banking	$36,317	$31,861	14
Mid-Corporate Banking	10,669	7,577	41
Real Estate Banking	7,074	7,436	(5)
Other	3,600	3,962	(9)

Total Commercial Banking loans	$57,660	$50,836	13

Headcount	4,281	4,310	(1)

Credit data and quality statistics:
Net charge-offs (recoveries)	$(1)	$(7)	86
Nonperforming loans	141	202	(30)
Allowance for loan losses	1,531	1,415	8
Allowance for lending-related commitments	187	145	29

Net charge-off (recovery) rate(b)	(0.01)%	(0.06)%
Allowance for loan losses to average loans(b)	2.68	2.80
Allowance for loan losses to nonperforming loans	1,086	700

Nonperforming loans to average loans	0.24	0.40

(a)	Represents the total revenue related to investment banking products sold to CB clients.
(b)
Average loans include Loans held-for-sale of $475 million and $268 million for the quarters ended March 31, 2007 and 2006, respectively. These amounts are not included in the net charge-off (recovery) rate or allowance coverage ratios.

(c)	Liability balances include deposits and deposits swept to on-balance sheet liabilities.

TREASURY & SECURITIES SERVICES

For a discussion of the business profile of TSS, see pages 48–49 of JPMorgan Chase’s 2006 Annual Report.

Selected income statement data
Three months ended March 31,
(in millions, except ratios)	2007	2006	Change

Revenue
Lending & deposit related fees	$213	$182	17%
Asset management, administration and commissions	686	650	6
All other income	125	146	(14)

Noninterest revenue	1,024	978	5
Net interest income	502	507	(1)

Total net revenue	1,526	1,485	3

Provision for credit losses	6	(4)	NM
Credit reimbursement to IB(a)	(30)	(30)	—

Noninterest expense
Compensation expense	558	549	2
Noncompensation expense	502	480	5
Amortization of intangibles	15	19	(21)

Total noninterest expense	1,075	1,048	3

Income before income tax expense	415	411	1
Income tax expense	152	149	2

Net income	$263	$262	—

Financial ratios
ROE	36%	42%
Overhead ratio	70	71
Pretax margin ratio(b)	27	28

(a)
TSS is charged a credit reimbursement related to certain exposures managed within the IB credit portfolio on behalf of clients shared with TSS. For a further discussion, see Credit reimbursement on page 35 of JPMorgan Chase’s 2006 Annual Report.

(b)
Pretax margin represents Income before income tax expense divided by Total net revenue, which is a measure of pretax performance and another basis by which management evaluates its performance and that of its competitors.

Quarterly results
Net income was $263 million, flat compared with the prior year. Earnings benefited from increased revenue and the absence of prior-year expense from the adoption of SFAS 123R, but these items were offset by higher compensation expense and investment in new product platforms.
Net revenue was $1.5 billion, up by $41 million, or 3%, from the prior year. Worldwide Securities Services net revenue of $837 million was up by $45 million, or 6%, driven by increased product usage by existing clients and new business growth, as well as market appreciation. These benefits were partially offset by lower foreign exchange revenue as a result of narrower market spreads. Treasury Services net revenue of $689 million was down by $4 million, or 1%, driven by a continued shift to narrower–spread liability products and price compression across all products, primarily offset by an increase in average liability balances from new and existing clients. TSS firmwide net revenue, which includes Treasury Services net revenue recorded in other lines of business, grew to $2.1 billion, up by $59 million, or 3%. Treasury Services firmwide net revenue grew to $1.3 billion, up by $14 million, or 1%.
Provision for credit losses was $6 million compared with a benefit of $4 million in the prior year.
Noninterest expense was $1.1 billion, up by $27 million, or 3%. The increase was due largely to higher compensation expense related to growth in headcount supporting increased client volume and investment in new product platforms, partially offset by the absence of prior-year expense from the adoption of SFAS 123R.

Selected metrics
Three months ended March 31,
(in millions, except headcount, ratio data and where otherwise noted)	2007	2006	Change

Revenue by business
Treasury Services	$689	$693	(1)%
Worldwide Securities Services	837	792	6

Total net revenue	$1,526	$1,485	3

Business metrics
Assets under custody (in billions)	$14,661	$11,179	31
Number of:
US$ ACH transactions originated (in millions)	971	838	16
Total US$ clearing volume (in thousands)	26,840	25,182	7
International electronic funds transfer volume (in thousands)(a)	42,399	33,741	26
Wholesale check volume (in millions)	771	852	(10)
Wholesale cards issued (in thousands)(b)	17,146	16,977	1
Selected balance sheets (average)
Total assets	$46,005	$29,230	57
Loans	18,948	12,940	46
Liability balances(c)	210,639	178,133	18
Equity	3,000	2,545	18

Headcount	24,875	23,598	5

TSS firmwide metrics
Treasury Services firmwide revenue(d)	$1,305	$1,291	1
Treasury & Securities Services firmwide revenue(d)	2,142	2,083	3
Treasury Services firmwide overhead ratio(e)	59%	56%
Treasury & Securities Services firmwide overhead ratio(e)	63	62
Treasury Services firmwide liability balances (average)(f)	$186,631	$155,422	20
Treasury & Securities Services firmwide liability balances (average)(f)	292,391	248,328	18

(a)	International electronic funds transfer includes non-US$ ACH and clearing volume.
(b)	Wholesale cards issued include domestic commercial card, stored value card, prepaid card, and government electronic benefit card products.
(c)	Liability balances include deposits and deposits swept to on-balance sheet liabilities.
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
(d)	Firmwide revenue includes TS revenue recorded in the CB, Regional Banking and AM lines of business (see below) and excludes FX revenues recorded in the IB for TSS-related FX activity.

Three months ended March 31,
(in millions)	2007	2006	Change

Treasury Services revenue reported in CB	$556	$550	1%
Treasury Services revenue reported in other lines of business	60	48	25

TSS firmwide FX revenue, which include FX revenue recorded in TSS and FX revenue associated with TSS customers who are FX customers of the IB, was $112 million and $118 million for the quarters ended March 31, 2007 and 2006, respectively.

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

ASSET MANAGEMENT

For a discussion of the business profile of AM, see pages 50–52 of JPMorgan Chase’s 2006 Annual Report.

Selected income statement data
Three months ended March 31,
(in millions, except ratios)	2007	2006	Change

Revenue
Asset management, administration and commissions	$1,489	$1,222	22%
All other income	170	116	47

Noninterest revenue	1,659	1,338	24
Net interest income	245	246	—

Total net revenue	1,904	1,584	20

Provision for credit losses	(9)	(7)	(29)

Noninterest expense
Compensation expense	764	682	12
Noncompensation expense	451	394	14
Amortization of intangibles	20	22	(9)

Total noninterest expense	1,235	1,098	12

Income before income tax expense	678	493	38
Income tax expense	253	180	41

Net income	$425	$313	36

Financial ratios
ROE	46%	36%
Overhead ratio	65	69
Pretax margin ratio(a)	36	31

Selected metrics
Revenue by client segment
Private bank	$560	$441	27%
Institutional	551	435	27
Retail	527	442	19
Private client services	266	266	—

Total net revenue	$1,904	$1,584	20

(a)
Pretax margin represents Income before income tax expense divided by Total net revenue, which is a measure of pretax performance and another basis by which management evaluates its performance and that of its competitors.

Quarterly results
Net income was a record $425 million, up by $112 million, or 36%, from the prior year. Improved results were due to increased revenue and the absence of prior-year expense from the adoption of SFAS 123R, partially offset by higher compensation expense.
Net revenue of $1.9 billion was up by $320 million, or 20%, from the prior year. Noninterest revenue, principally fees and commissions, of $1.7 billion was up by $321 million, or 24%. This increase was due largely to increased assets under management and higher performance fees. Net interest income of $245 million was flat from the prior year, primarily due to a shift to narrower–spread deposit products offset by higher deposit and loan balances.
Private Bank revenue grew 27%, to $560 million, due to higher asset management and placement fees and higher deposit balances, partially offset by narrower spreads on deposits. Institutional revenue grew 27%, to $551 million, due to net asset inflows and performance fees. Retail revenue grew 19%, to $527 million, primarily due to net asset inflows and market appreciation. Private Client Services revenue of $266 million was flat compared with the prior year, as increased revenue from higher assets under management was offset by narrower spreads on deposits and loans.

Provision for credit losses was a benefit of $9 million compared with a benefit of $7 million in the prior year.
Noninterest expense of $1.2 billion was up by $137 million, or 12%, from the prior year. The increase was due to higher compensation and increased minority interest expense related to Highbridge Capital Management, partially offset by the absence of prior-year expense from the adoption of SFAS 123R.

Business metrics
Three months ended March 31,
(in millions, except headcount, ratios and ranking data, and where otherwise noted)	2007	2006	Change

Number of:
Client advisors	1,533	1,499	2%
Retirement planning services participants	1,423,000	1,327,000	7

% of customer assets in 4 & 5 Star Funds(a)	61%	54%	13
% of AUM in 1st and 2nd quartiles:(b)
1 year	76%	72%	6
3 years	76%	75%	1
5 years	81%	75%	8

Selected balance sheets data (average)
Total assets	$45,816	$41,012	12
Loans(c)	25,640	24,482	5
Deposits	54,816	48,066	14
Equity	3,750	3,500	7

Headcount	13,568	12,511	8

Credit data and quality
statistics
Net charge-offs	$—	$7	NM
Nonperforming loans	34	79	(57)
Allowance for loan losses	114	119	(4)
Allowance for lending-related commitments	5	3	67

Net charge-off rate	—%	0.12%
Allowance for loan losses to average loans	0.44	0.49
Allowance for loan losses to nonperforming loans	335	151
Nonperforming loans to average loans	0.13	0.32

(a)	Derived from Morningstar for the United States; Micropal for the United Kingdom, Luxembourg, Hong Kong and Taiwan; and Nomura for Japan.
(b)	Quartile rankings sourced from Lipper for the United States and Taiwan; Micropal for the United Kingdom, Luxembourg and Hong Kong; and Nomura for Japan.
(c)
As of January 1, 2007, $5.3 billion of held-for-investment prime mortgage loans were transferred from AM to Treasury within the Corporate segment. Although the loans, together with the responsibility for the investment management of the portfolio, were transferred to Treasury, the transfer has no impact on the financial results of AM.

Assets under supervision
Assets under supervision were $1.4 trillion, up 17%, or $198 billion, from the prior year. Assets under management were $1.1 trillion, up 21%, or $180 billion, from the prior year. The increase was the result of net asset inflows in the institutional segment, primarily in liquidity and alternative products; retail flows, primarily in equity-related products; and market appreciation. Custody, brokerage, administration and deposit balances were $342 billion, up by $18 billion.

ASSETS UNDER SUPERVISION(a) (in billions)
As of March 31,	2007	2006

Assets by asset class
Liquidity(b)	$318	$236
Fixed income	180	166
Equities & balanced	446	397
Alternatives	109	74

Total Assets under management	1,053	873
Custody/brokerage/administration/deposits	342	324

Total Assets under supervision	$1,395	$1,197

Assets by client segment
Institutional(c)	$550	$468
Private Bank	170	137
Retail(c)	274	214
Private Client Services	59	54

Total Assets under management	$1,053	$873

Institutional(c)	$551	$471
Private Bank	374	332
Retail(c)	361	291
Private Client Services	109	103

Total Assets under supervision	$1,395	$1,197

Assets by geographic region
U.S./Canada	$664	$564
International	389	309

Total Assets under management	$1,053	$873

U.S./Canada	$929	$822
International	466	375

Total Assets under supervision	$1,395	$1,197

Mutual fund assets by asset class
Liquidity	$257	$167
Fixed income	48	48
Equity	219	189

Total mutual fund assets	$524	$404

(a)	Excludes Assets under management of American Century Companies, Inc, in which the Firm has 44% ownership.
(b)	Third quarter of 2006 data reflects the reclassification of $19 billion of assets under management into liquidity from other asset classes. Prior-period data was not reclassified.
(c)
During the first quarter of 2006, assets under management of $22 billion from Retirement planning services has been reclassified from the Institutional client segment to the Retail client segment to be consistent with the revenue by client segment reporting.

Assets under management rollforward
Three months ended March 31,	2007	2006

Beginning balance	$1,013	$847
Flows:
Liquidity	7	(5)
Fixed income	2	—
Equities, balanced and alternatives	10	13
Market/performance/other impacts	21	18

Ending balance	$1,053	$873

Assets under supervision rollforward
Beginning balance	$1,347	$1,149
Net asset flows	27	12
Market/performance/other impacts	21	36

Ending balance	$1,395	$1,197

CORPORATE

For a discussion of the business profile of Corporate, see pages 53–54 of JPMorgan Chase’s 2006 Annual Report.
The transaction with The Bank of New York closed on October 1, 2006. As a result of this transaction, select corporate trust businesses were transferred from TSS to the Corporate segment and are reported in discontinued operations for 2006.

Selected income statement data
Three months ended March 31,
(in millions, except headcount)	2007	2006	Change

Revenue
Principal transactions(a)(b)(c)	$1,325	$199	NM
Securities gains (losses)	(8)	(158)	95%
All other income	68	102	(33)

Noninterest revenue	1,385	143	NM
Net interest income	(117)	(547)	79

Total net revenue	1,268	(404)	NM

Provision for credit losses	3	—	NM

Noninterest expense
Compensation expense(b)	776	685	13
Noncompensation expense(c)(d)	556	612	(9)
Merger costs	62	71	(13)

Subtotal	1,394	1,368	2
Net expenses allocated to other businesses	(1,040)	(1,033)	(1)

Total noninterest expense	354	335	6

Income (loss) from continuing operations before income tax expense	911	(739)	NM
Income tax expense (benefit)	280	(319)	NM

Income (loss) from continuing operations	631	(420)	NM
Income from discontinued operations(e)	—	54	NM

Net income (loss)	$631	$(366)	NM

Total net revenue
Private equity(a) (b)	$1,253	$204	NM
Treasury and Corporate other(c)	15	(608)	NM

Total net revenue	$1,268	$(404)	NM

Net income (loss)
Private equity(a)	$698	$103	NM
Treasury and Corporate other	(29)	(479)	94
Merger costs	(38)	(44)	14

Income (loss) from continuing operations	631	(420)	NM
Income from discontinued operations(e)	—	54	NM

Total net income (loss)	$631	$(366)	NM

Headcount	23,702	27,390	(13)

(a)
As a result of the adoption on January 1, 2007, of SFAS 157, Corporate recognized a benefit of $464 million in Net revenue, in the current quarter, relating to valuation adjustments on nonpublic private equity investments.

(b)	The first quarter of 2007 includes the reclassification of certain private equity carried interest from Net revenue to Compensation expense.
(c)	Certain transaction costs that were previously reported in Net revenue have been reclassified to Noninterest expense. Revenue and Noninterest expense have been reclassified for all periods presented.
(d)	Includes insurance recoveries related to settlement of the Enron and WorldCom class action litigations and for certain other material proceedings of $98 million for the quarter ended March 31, 2006.
(e)
On October 1, 2006, the Firm completed the exchange of selected corporate trust businesses, including trustee, paying agent, loan agency and document management services, for the consumer, business banking and middle-market banking businesses of The Bank of New York. The results of operations of these corporate trust businesses are reported as discontinued operations for 2006.

Quarterly results
Net income was $631 million compared with a net loss of $366 million in the prior year. Results benefited from higher private equity gains and improved Net interest income.
Net revenue was $1.3 billion compared with negative $404 million in the prior year. The improvement was driven by the Private Equity and Treasury segments. Private equity gains were $1.3 billion compared with $237 million, benefiting from a higher level of realized gains, a fair value adjustment on nonpublic investments of $464 million resulting from the adoption of SFAS 157, and the reclassification of certain private equity carried interest to compensation expense. Treasury’s results benefited from a $380 million increase in Net interest income due to improved net interest spread, as well as the absence of $158 million of securities losses in the prior year.
Noninterest expense was $354 million, up from $335 million in the prior year, reflecting the reclassification of certain private equity carried interest to Compensation expense and lower recoveries related to certain material litigation, primarily offset by business efficiencies and the absence of prior-year expense from the adoption of SFAS 123R.
Discontinued operations include the related balance sheet and income statement activity of selected corporate trust businesses sold to The Bank of New York on October 1, 2006. Prior to the second quarter of 2006, these corporate trust businesses were reported in Treasury & Securities Services. Net income from discontinued operations was $54 million in the prior year.

Selected income statement and balance sheet data
Three months ended March 31,
(in millions)	2007	2006	Change

Treasury
Securities gains (losses)(a)	$(8)	$(158)	95%
Investment securities portfolio (average)	86,436	39,989	116
Investment securities portfolio (ending)	88,681	46,093	92
Mortgage loans (average)(b)	25,244	—	NM
Mortgage loans (ending)(b)	26,499	—	NM

Private equity
Private equity gains (losses)
Realized gains	$723	$207	249
Write-ups / (write-downs)(c)	648	10	NM
Mark-to-market gains (losses)	(127)	4	NM

Total direct investments	1,244	221	463
Third-party fund investments	34	16	113

Total private equity gains(d)	$1,278	$237	439

Private equity portfolio information(e)
Direct investments	March 31, 2007	December 31, 2006	Change

Publicly-held securities
Carrying value	$389	$587	(34)%
Cost	366	451	(19)
Quoted public value	493	831	(41)

Privately-held direct securities
Carrying value	5,294	4,692	13
Cost	5,574	5,795	(4)

Third-party fund investments
Carrying value	744	802	(7)
Cost	1,026	1,080	(5)

Total private equity portfolio – Carrying value	$6,427	$6,081	6
Total private equity portfolio – Cost	$6,966	$7,326	(5)

(a)
Losses in the first quarter of 2006 reflect repositioning of the Treasury investment securities portfolio. First quarter and second quarter 2006 exclude gains/losses on securities used to manage risk associated with mortgage servicing rights.

(b)
As of January 1, 2007, $19.4 billion and $5.3 billion of held-for-investment residential mortgage loans were transferred from RFS and AM, respectively, to the Corporate segment for risk management and reporting purposes. Although the loans, together with the responsibility for the investment management of the portfolio, were transferred to Treasury, the transfer has no impact on the financial results of Corporate.

(c)
Private equity gains in the first quarter of 2007 include a fair value adjustment of $464 million related to the adoption of SFAS 157. In addition, the first quarter of 2007 includes the reclassification of certain private equity carried interest from net revenue to compensation expense.

(d)	Included in Principal transactions.
(e)	For more information on the Firm’s policies regarding the valuation of the private equity portfolio, see Note 5 on pages 80—82 of this Form 10-Q.

The carrying value of the private equity portfolio at March 31, 2007, was $6.4 billion, up $346 million from December 31, 2006. The portfolio increase was primarily due to a favorable adjustment on nonpublic investments and new investments, partially offset by sales activity. The portfolio represented 8.8% of the Firm’s stockholders’ equity less goodwill at March 31, 2007, up from 8.6% at December 31, 2006.

BALANCE SHEET ANALYSIS

Selected balance sheet data (in millions)	March 31, 2007	December 31, 2006

Assets
Cash and due from banks	$31,836	$40,412
Deposits with banks	30,973	13,547
Federal funds sold and securities purchased under resale agreements	144,306	140,524
Securities borrowed	84,800	73,688
Trading assets:
Debt and equity instruments	373,684	310,137
Derivative receivables	49,647	55,601
Securities:
Available-for-sale	96,975	91,917
Held-to-maturity	54	58
Loans, net of Allowance for loan losses	442,465	475,848
Other receivables	28,149	27,585
Goodwill	45,063	45,186
Other intangible assets	14,900	14,852
All other assets	66,066	62,165

Total assets	$1,408,918	$1,351,520

Liabilities
Deposits	$626,428	$638,788
Federal funds purchased and securities sold under repurchase agreements	218,917	162,173
Commercial paper and other borrowed funds	45,225	36,902
Trading liabilities:
Debt and equity instruments	94,309	90,488
Derivative payables	50,316	57,469
Long-term debt and trust preferred capital debt securities	155,307	145,630
Beneficial interests issued by consolidated VIEs	13,109	16,184
All other liabilities	87,603	88,096

Total liabilities	1,291,214	1,235,730
Stockholders’ equity	117,704	115,790

Total liabilities and stockholders’ equity	$1,408,918	$1,351,520

Consolidated balance sheets overview
At March 31, 2007, the Firm’s total assets were $1.4 trillion, an increase of $57.4 billion, or 4%, from December 31, 2006. Total liabilities were $1.3 trillion, an increase of $55.5 billion, or 4%, from December 31, 2006. Stockholders’ equity was $117.7 billion, an increase of $1.9 billion, or 2%, from December 31, 2006. The following is a discussion of the significant changes in balance sheet items during the first quarter of 2007.
Deposits with banks; Federal funds sold and securities purchased under resale agreements; Securities borrowed; Federal funds purchased and securities sold under repurchase agreements; and Commercial paper and other borrowed funds
The Firm utilizes Deposits with banks, Federal funds sold and securities purchased under resale agreements, Securities borrowed, Federal funds purchased and securities sold under repurchase agreements and Commercial paper and other borrowed funds as part of its liquidity management activities, in order to manage the Firm’s cash positions and risk-based capital requirements, to maximize liquidity access and to minimize funding costs. In the first quarter of 2007, Deposits with banks, Securities purchased under resale agreements and Securities borrowed increased in connection with higher levels of funds that were available for short-term investment opportunities. Securities sold under repurchase agreements and Commercial paper increased primarily due to short-term requirements to fund trading positions and AFS securities inventory levels, as well as a result of growth in the demand for Commercial paper. For additional information on the Firm’s Liquidity risk management, see pages 46–48 of this Form 10-Q.

Trading assets and liabilities – debt and equity instruments
The Firm uses debt and equity trading instruments for both market-making and proprietary risk-taking activities. These instruments consist primarily of fixed income securities (including government and corporate debt), equity securities, convertible cash instruments, loans and physical commodities. The increase in trading assets over December 31, 2006, was due primarily to the more favorable capital markets environment, with growth in client-driven market-making activities. In addition, an aggregate $23.3 billion of loans warehoused by the IB and prime mortgage loans warehoused by RFS are now accounted for at fair value under SFAS 159 and classified as trading assets in the consolidated balance sheets. For additional information, refer to Note 5 on pages 80–82 and Note 4 on pages 77–80 of this Form 10-Q.
Trading assets and liabilities – derivative receivables and payables
The Firm utilizes various interest rate, foreign exchange, equity, credit and commodity derivatives for market-making, proprietary risk-taking and risk-management purposes. The changes in derivative receivables and payables from December 31, 2006 were primarily due to the decline in the U.S. Dollar and rising interest rates. For additional information, refer to Derivative contracts and Note 5 on pages 54–56 and 80–82, respectively, of this Form 10-Q.
Securities
The Firm’s securities portfolio, almost all of which is classified as AFS, is used primarily to manage the Firm’s exposure to interest rate movements. The AFS portfolio increased by $5.1 billion from December 31, 2006, primarily due to net purchases in the Treasury investment securities portfolio related to managing the Firm’s exposure to interest rates. For additional information related to securities, refer to the Corporate segment discussion and to Note 11 on pages 37–39 and 86, respectively, of this Form 10-Q.
Loans
The Firm provides loans to customers of all sizes, from large corporate clients to individual consumers. The Firm manages the risk/reward relationship of each portfolio and discourages the retention of loan assets that do not generate a positive return above the cost of risk-adjusted capital. Loans, net of the Allowance for loan losses, declined $33.4 billion, or 7%, from December 31, 2006, as an aggregate $23.3 billion of loans warehoused by the IB and prime mortgage loans warehoused by RFS are now accounted for at fair value under SFAS 159 and classified as trading assets in the consolidated balance sheets. Also contributing to the decrease was the seasonal pattern of higher customer payments on credit card receivables and the restructuring during the first quarter of 2007 of a Firm-administered multi-seller conduit, which resulted in the deconsolidation of $3.2 billion of Loans. For a more detailed discussion of the loan portfolio and the Allowance for loan losses, refer to Credit risk management on pages 48–60 of this Form 10-Q.
Goodwill
Goodwill arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts assigned to assets acquired and liabilities assumed. The $123 million decline in Goodwill was primarily due to the adoption of FIN 48, which resulted in a $113 million reduction. For additional information, see Note 17 on pages 96–98 and Note 20 on page 100 of this Form 10-Q.
Other intangible assets
The Firm’s other intangible assets consist of mortgage servicing rights (“MSRs”), purchased credit card relationships, other credit card–related intangibles, core deposit intangibles and all other intangibles. The $48 million increase in Other intangible assets partly reflects higher MSRs of $391 million, primarily due to additional MSRs generated from loan sales and securitizations. Partially offsetting the increase in MSRs was the amortization of intangibles, in particular, credit card-related and core deposit intangibles. For additional information on MSRs and other intangible assets, see Note 17 on pages 96–98 of this Form 10-Q.

Deposits
The Firm’s deposits represent a liability to customers, both retail and wholesale, for funds held on their behalf. Deposits are generally classified by location (U.S. and non-U.S.), whether they are interest- or noninterest-bearing, and by type (i.e., demand, money market deposit accounts (“MMDAs”), savings, time and negotiable order of withdrawal (“NOW”) accounts). Deposits help provide a stable and consistent source of funding to the Firm. Deposits declined by $12.4 billion, or 2%, from December 31, 2006. Wholesale deposits were lower partly reflecting a seasonal decline in demand deposit balances relative to the end of 2006. This decline was partly offset by growth in retail deposits as a result of new account acquisitions, the ongoing expansion of the retail branch distribution network, and seasonal tax-related increases in client balances. For more information on deposits, refer to the RFS and AM segment discussions and the Liquidity risk management discussion on pages 21–27, 34–36 and 46–48, respectively, of this Form 10-Q. For more information on wholesale liability balances, including deposits, refer to the CB and TSS segment discussions on pages 30–31 and 32–33, respectively, of this Form 10-Q.
Beneficial interests issued by consolidated VIEs
Beneficial interests issued by consolidated VIEs declined $3.1 billion, or 19%, from December 2006, primarily as a result of the restructuring during the first quarter of 2007 of a Firm-administered multi-seller conduit. For additional information related to multi-seller conduits, refer to Off–balance sheet arrangements and contractual cash obligations on pages 44–45 and Note 16 on pages 95–96 of this Form 10-Q.
Long-term debt and trust preferred capital debt securities
The Firm utilizes Long-term debt and trust preferred capital debt securities as part of its liquidity and capital management activities. Long-term debt and trust preferred capital debt securities increased by $9.7 billion, or 7%, from December 31, 2006, reflecting net new issuances, including client-driven structured notes. For additional information on the Firm’s long-term debt activities, see the Liquidity risk management discussion on pages 46–48 of this Form 10-Q.
Stockholders’ equity
Total stockholders’ equity increased by $1.9 billion, or 2%, from year-end 2006 to $117.7 billion at March 31, 2007. The increase was primarily the result of Net income for the first three months of 2007, net shares issued under the Firm’s employee stock-based compensation plans, and the cumulative effect on Retained earnings of changes in accounting principles of $915 million, offset partially by stock repurchases and the declaration of cash dividends. The $915 million increase in Retained earnings resulting from the adoption of new accounting principles primarily reflected $287 million related to SFAS 157, $199 million related to SFAS 159 and $436 million related to FIN 48. For a further discussion of capital, see the Capital management section that follows; for a further discussion of the accounting changes see Accounting and Reporting Developments on page 65, Note 3 on pages 71–77, Note 4 on pages 77–80 and Note 20 on page 100 of this Form 10-Q.

CAPITAL MANAGEMENT

The following discussion of JPMorgan Chase’s capital management highlights developments since December 31, 2006, and should be read in conjunction with Capital Management, on pages 57–59 of JPMorgan Chase’s 2006 Annual Report.
The Firm’s capital management framework is intended to ensure that there is capital sufficient to support the underlying risks of the Firm’s business activities, as measured by economic risk capital, and to maintain “well-capitalized” status under regulatory requirements. In addition, the Firm holds capital above these requirements in amounts deemed appropriate to achieve management’s regulatory and debt rating objectives. The process of assigning equity to the lines of business is integrated into the Firm’s capital framework and is overseen by the Asset-Liability Committee (“ALCO”).
Line of business equity
Equity for a line of business represents the amount the Firm believes the business would require if it were operating independently, incorporating sufficient capital to address economic risk measures, regulatory capital requirements and capital levels for similarly rated peers. Return on equity is measured and internal targets for expected returns are established as a key measure of a business segment’s performance. The Firm may revise its equity capital-allocation methodology in the future.
In accordance with SFAS 142, the lines of business perform the required goodwill impairment testing. For a further discussion of Goodwill and impairment testing, see Critical accounting estimates and Note 16 on pages 85 and 121, respectively, of JPMorgan Chase’s 2006 Annual Report, and Note 17 on page 96 of this Form 10-Q.

Line of business equity	Quarterly Averages
(in billions)	1Q07	1Q06

Investment Bank	$21.0	$20.0
Retail Financial Services	16.0	13.9
Card Services	14.1	14.1
Commercial Banking	6.3	5.5
Treasury & Securities Services	3.0	2.5
Asset Management	3.8	3.5
Corporate	52.0	47.7

Total common stockholders’ equity	$116.2	$107.2

Economic risk capital
JPMorgan Chase assesses its capital adequacy relative to the risks underlying the Firm’s business activities, utilizing internal risk-assessment methodologies. The Firm assigns economic capital primarily based upon four risk factors: credit risk, market risk, operational risk and private equity risk, principally for the Firm’s private equity business.

Economic risk capital	Quarterly Averages
(in billions)	1Q07	1Q06

Credit risk	$23.0	$21.7
Market risk	9.4	10.0
Operational risk	5.6	5.7
Private equity risk	3.6	3.6

Economic risk capital	41.6	41.0
Goodwill	45.1	43.4
Other(a)	29.5	22.8

Total common stockholders’ equity	$116.2	$107.2

(a)	Reflects additional capital required, in management’s view, to meet its regulatory and debt rating objectives.
Regulatory capital
The Firm’s banking regulator, the Federal Reserve Board (“FRB”), establishes capital requirements, including well-capitalized standards for the consolidated financial holding company. The Office of the Comptroller of the Currency (“OCC”) establishes similar capital requirements and standards for the Firm’s national banks, including JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A.
In 2005, the FRB issued a final rule, which became effective April 11, 2005, that continues the inclusion of trust preferred capital debt securities in Tier 1 capital, subject to stricter quantitative limits and revised qualitative standards, and broadens the definition of restricted core capital elements. The rule provides for a five-year transition period. As an internationally active bank holding company, JPMorgan Chase is subject to the rule’s limitation on restricted core capital elements, including trust preferred capital debt securities, to 15% of total core capital elements, net of goodwill less any associated deferred tax liability. At March 31, 2007, JPMorgan Chase’s restricted core capital elements were 14.5% of total core capital elements.
Tier 1 capital was $82.5 billion at March 31, 2007, compared with $81.1 billion at December 31, 2006, an increase of $1.5 billion. The increase was due primarily to net income of $4.8 billion, net issuances of common stock under the Firm’s employee stock-based compensation plans of $1.3 billion and the effects of the adoption of new accounting principles reflecting increases of $287 million for SFAS 157, $199 million for SFAS 159 and $436 million for FIN 48. Partially offsetting these increases were changes in stockholders’ equity net of Accumulated other comprehensive income (loss) due to common share repurchases of $4.0 billion and dividends declared of $1.2 billion. In addition, the change in capital reflects the exclusion of a $258 million valuation adjustment to certain liabilities pursuant to SFAS 157 to reflect the credit quality of the Firm. Additional information regarding the Firm’s capital ratios and the federal regulatory capital standards to which it is subject is presented in Note 26 on pages 129–130 of JPMorgan Chase’s 2006 Annual Report.

The following table presents the risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries at March 31, 2007, and December 31, 2006.

			Risk-	Adjusted	Tier 1	Total	Tier 1
	Tier 1	Total	weighted	average	capital	capital	leverage
(in millions, except ratios)	capital	capital	assets(c)	assets(d)	ratio	ratio	ratio

March 31, 2007(a)
JPMorgan Chase & Co.	$82,538	$115,142	$972,813	$1,324,145	8.5%	11.8%	6.2%
JPMorgan Chase Bank, N.A.	70,474	97,826	877,312	1,166,785	8.0	11.2	6.0
Chase Bank USA, N.A.	9,342	11,275	69,508	63,966	13.4	16.2	14.6

December 31, 2006(a)
JPMorgan Chase & Co.	$81,055	$115,265	$935,909	$1,308,699	8.7%	12.3%	6.2%
JPMorgan Chase Bank, N.A.	68,726	96,103	840,057	1,157,449	8.2	11.4	5.9
Chase Bank USA, N.A.	9,242	11,506	77,638	66,202	11.9	14.8	14.0

Well-capitalized ratios(b)					6.0%	10.0%	5.0% (e)
Minimum capital ratios(b)					4.0	8.0	3.0(f)

(a)
Asset and capital amounts for JPMorgan Chase’s banking subsidiaries reflect intercompany transactions, whereas the respective amounts for JPMorgan Chase reflect the elimination of intercompany transactions.

(b)	As defined by the regulations issued by the FRB, OCC and FDIC.
(c)
Includes off-balance sheet risk-weighted assets in the amounts of $324.3 billion, $311.0 billion and $12.2 billion, respectively, at March 31, 2007, and $305.3 billion, $290.1 billion and $12.7 billion, respectively, at December 31, 2006, for JPMorgan Chase and its significant banking subsidiaries.

(d)
Average adjusted assets for purposes of calculating the leverage ratio include total average assets adjusted for unrealized gains/losses on securities, less deductions for disallowed goodwill and other intangible assets, investments in certain subsidiaries and the total adjusted carrying value of nonfinancial equity investments that are subject to deductions from Tier 1 capital.

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
Dividends
The Firm’s common stock dividend policy reflects JPMorgan Chase’s earnings outlook, desired dividend payout ratios, need to maintain an adequate capital level and alternative investment opportunities. The Firm continues to target a dividend payout ratio of approximately 30–40% of Net income over time. On March 20, 2007, the Firm declared a quarterly common stock dividend of $0.34 per share, payable on April, 30, 2007, to shareholders of record at the close of business on April 5, 2007. On April 17, 2007, the Board of Directors declared a quarterly dividend of $0.38 per share on the outstanding shares of the corporation’s common stock, an increase of $0.04 per share, or 12%; that dividend is payable on July 31, 2007, to stockholders of record at the close of business on July 6, 2007.
Stock repurchases
During the quarter ended March 31, 2007, the Firm repurchased a total of 80.9 million shares for $4.0 billion at an average price per share of $49.45 under the March 21, 2006, $8.0 billion stock repurchase program. During the first quarter of 2006, under the respective stock repurchase programs then in effect, the Firm repurchased 31.8 million shares for $1.3 billion at an average price per share of $40.54.
On April 17, 2007, the Board of Directors authorized the repurchase of up to $10.0 billion of the Firm’s common shares. The new authorization commenced April 19, 2007, and replaced the Firm’s previous $8.0 billion repurchase program. Repurchase authorization under the prior $8.0 billion program that remained unused as of April 19, 2007 was $816 million. This amount will not carry over to the new $10.0 billion program. The new $10.0 billion authorization will be utilized at management’s discretion, and the timing of purchases and the exact number of shares purchased will depend on market conditions and alternative investment opportunities. The new repurchase program does not include specific price targets or timetables; may be executed through open market purchases, privately negotiated transactions or utilizing Rule 10b5-1 programs; and may be suspended at any time. For additional information regarding repurchases of the Firm’s equity securities, see Part II, Item 2, Unregistered sales of Equity Securities and Use of Proceeds, on pages 114–115 of this Form 10-Q.

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
JPMorgan Chase is involved with SPEs in three broad categories: loan securitizations, multi-seller conduits and client intermediation. Capital is held, as deemed appropriate, against all SPE-related transactions and related exposures, such as derivative transactions and lending-related commitments. For further discussion of SPEs and the Firm’s accounting for these types of exposures, see Note 1 on pages 70-71 of this Form 10-Q, and Note 14 on pages 114–118 and Note 15 on pages 118–120 of JPMorgan Chase’s 2006 Annual Report.
For certain liquidity commitments to SPEs, the Firm could be required to provide funding if the short-term credit rating of JPMorgan Chase Bank, N.A. were downgraded below specific levels, primarily P-1, A-1 and F1 for Moody’s, Standard & Poor’s and Fitch, respectively. The amounts of these liquidity commitments were $79.8 billion and $74.4 billion at March 31, 2007 and December 31, 2006, respectively. These liquidity commitments are generally included in the Firm’s other unfunded commitments to extend credit and asset purchase agreements, as shown in the table on the following page. Alternatively, if JPMorgan Chase Bank, N.A. were downgraded, the Firm could be replaced by another liquidity provider in lieu of providing funding under the liquidity commitment, or, in certain circumstances, could facilitate the sale or refinancing of the assets in the SPE in order to provide liquidity. For further information, refer to Note 15 on pages 118–120 of JPMorgan Chase’s 2006 Annual Report.
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
Revenue from VIEs and QSPEs

Three months ended March 31,
(in millions)	VIEs	QSPEs	Total

2007	$47	$846	$893
2006	54	793	847

Off–balance sheet lending-related financial instruments and guarantees
JPMorgan Chase utilizes lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk should the counterparty draw down the commitment or the Firm be required to fulfill its obligation under the guarantee, and the counterparty subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees expire without a default occurring or without being drawn. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. Further, certain commitments, primarily related to consumer financings, are cancelable, upon notice, at the option of the Firm. For further discussion of lending-related commitments and guarantees and the Firm’s accounting for them, see Credit risk management on pages 64–76 and Note 29 on pages 132–134 of JPMorgan Chase’s 2006 Annual Report.

The following table presents off–balance sheet lending-related financial instruments and guarantees for the periods indicated.

						Dec. 31,
	March 31, 2007					2006
By remaining maturity		1-<3	3-5
(in millions)	< 1 year	years	years	> 5 years	Total	Total

Lending-related
Consumer(a)	$696,994	$3,833	$3,525	$65,023	$769,375	$747,535
Wholesale:
Unfunded commitments to extend credit(b)(c)(d)	96,874	56,340	69,552	18,466	241,232	229,204
Asset purchase agreements(e)	22,485	38,540	9,777	2,503	73,305	67,529
Standby letters of credit and guarantees(c)(f)(g)	27,739	21,560	37,245	6,345	92,889	89,132
Other letters of credit(c)	4,206	588	157	5	4,956	5,559

Total wholesale	151,304	117,028	116,731	27,319	412,382	391,424

Total lending-related	$848,298	$120,861	$120,256	$92,342	$1,181,757	$1,138,959

Other guarantees
Securities lending guarantees(h)	$378,833	$—	$—	$—	$378,833	$318,095
Derivatives qualifying as guarantees(i)	16,020	15,639	18,638	22,294	72,591	71,531

(a)
Includes Credit card lending-related commitments of $673.9 billion at March 31, 2007, and $657.1 billion at December 31, 2006, that represent the total available credit to the Firm’s cardholders. The Firm has not experienced, and does not anticipate, that all of its cardholders will utilize their entire available lines of credit at the same time. The Firm can reduce or cancel a credit card commitment by providing the cardholder prior notice or, in some cases, without notice as permitted by law.

(b)
Includes unused advised lines of credit totaling $40.3 billion at March 31, 2007, and $39.0 billion at December 31, 2006, which are not legally binding. In regulatory filings with the FRB, unused advised lines are not reportable.

(c)	Represents contractual amount net of risk participations totaling $32.5 billion at March 31, 2007, and $32.8 billion at December 31, 2006.
(d)	Excludes Firmwide unfunded commitments to private third-party equity funds of $712 million and $686 million at March 31, 2007, and December 31, 2006, respectively.
(e)
The maturity is based upon the underlying assets in the SPE, which are primarily multi-seller asset-backed commercial paper conduits. It includes $1.4 billion of asset purchase agreements to other third-party entities at both March 31, 2007, and December 31, 2006.

(f)	JPMorgan Chase held collateral relating to $13.9 billion and $13.5 billion of these arrangements at March 31, 2007, and December 31, 2006, respectively.
(g)	Includes unused commitments to issue standby letters of credit of $48.6 billion and $45.7 billion at March 31, 2007, and December 31, 2006, respectively.
(h)	Collateral held by the Firm in support of securities lending indemnification agreements was $381.0 billion at March 31, 2007, and $317.9 billion at December 31, 2006, respectively.
(i)	Represents notional amounts of derivatives qualifying as guarantees. For further discussion of guarantees, see Note 29 on pages 132–134 of JPMorgan Chase’s 2006 Annual Report.

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
For further discussion of these risks see pages 61–82 of JPMorgan Chase’s 2006 Annual Report.

LIQUIDITY RISK MANAGEMENT

The following discussion of JPMorgan Chase’s liquidity management framework highlights developments since December 31, 2006, and should be read in conjunction with pages 62–63 of JPMorgan Chase’s 2006 Annual Report.
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
Funding
Sources of funds
As of March 31, 2007, the Firm’s liquidity position remained strong based upon its liquidity metrics. JPMorgan Chase’s long-dated funding, including core liabilities, exceeded illiquid assets, and the Firm believes its obligations can be met even if access to funding is impaired.
Consistent with its liquidity management policy, the Firm has raised funds at the parent holding company level sufficient to cover its obligations and those of its nonbank subsidiaries that mature over the next 12 months.
The diversity of the Firm’s funding sources enhances financial flexibility and limits dependence on any one source, thereby minimizing the cost of funds. The deposits held by the RFS, CB, TSS and AM lines of business are generally a consistent source of funding for JPMorgan Chase Bank, N.A. As of March 31, 2007, total deposits for the Firm were $626.4 billion. A significant portion of the Firm’s deposits are retail deposits, which are less sensitive to interest rate changes and therefore are considered more stable than market-based (i.e., wholesale) liability balances. The Firm also benefits from substantial liability balances originated by RFS, CB, TSS and AM through the normal course of business. Liability balances include deposits and deposits that are swept to on–balance sheet liabilities (e.g., commercial paper, Federal funds purchased and securities sold under repurchase agreements). These franchise-generated liability balances are also a stable and consistent source of funding due to the nature of the businesses from which they are generated. For further discussions of deposit and liability balance trends, see the discussion of results for the Firm’s business segments and the Balance Sheet Analysis on pages 17-36 and 39–41, respectively, of this Form 10-Q.
Additional sources of funds include a variety of both short- and long-term instruments, including federal funds purchased, commercial paper, bank notes, long-term debt, and trust preferred capital debt securities. This funding is managed centrally, using regional expertise and local market access, to ensure active participation by the Firm in the global financial markets while maintaining consistent global pricing. These markets serve as cost-effective and diversified sources of funds and are critical components of the Firm’s liquidity management. Decisions concerning the timing and tenor of accessing these markets are based upon relative costs, general market conditions, prospective views of balance sheet growth and a targeted liquidity profile.
Finally, funding flexibility is provided by the Firm’s ability to access the repurchase and asset securitization markets. These markets are evaluated on an ongoing basis to achieve an appropriate balance of secured and unsecured funding. The ability to securitize loans, and the associated gains on those securitizations, are principally dependent upon the credit quality and yields of the assets securitized and are generally not dependent upon the credit ratings of the issuing entity. Transactions between the Firm and its securitization structures are reflected in JPMorgan Chase’s consolidated financial statements and notes to the consolidated financial statements; these relationships include retained interests in securitization trusts, liquidity facilities and derivative transactions. For further details, see Off–balance sheet arrangements and contractual cash obligations and Notes 15 and 23 on pages 44–45, 90–94 and 101–102, respectively, of this Form 10-Q.

Issuance
During the first quarter of 2007, JPMorgan Chase issued approximately $23.2 billion of long-term debt and trust preferred capital debt securities. These issuances included structured notes, the issuances of which are generally client-driven and not issued for funding or capital management purposes. Long-term debt and trust preferred capital debt securities issuances were partially offset by $14.9 billion that matured or were redeemed, including structured notes. In addition, during the first quarter of 2007, the Firm securitized $13.0 billion of residential mortgage loans and $5.8 billion of credit card loans. The Firm did not securitize any RFS auto loans during the first quarter of 2007. For further discussion of loan securitizations, see Note 15 on pages 90–94 of this Form 10-Q.
In connection with the issuance of certain of its trust preferred capital debt securities, the Firm has entered into Replacement Capital Covenants (“RCCs”) granting certain rights to the holder of “covered debt,” as defined in the RCCs, that prohibit the repayment, redemption or purchase of the trust preferred capital debt securities except, with limited exceptions, to the extent that JPMorgan Chase has received specified amounts of proceeds from the sale of certain qualifying securities. Currently the Firm’s covered debt is its 5.875% Junior Subordinated Deferrable Interest Debentures, Series O, due in 2035. For more information regarding these covenants, see the Forms 8-K filed by the Firm on August 17, 2006, September 28, 2006, and February 2, 2007.
Cash Flows
Cash and due from banks decreased $8.6 billion during the first quarter of 2007, compared with an increase of $233 million during the first quarter of 2006. A discussion of the significant changes in Cash and due from banks during the first quarters of 2007 and 2006 follows.
Cash Flows from Operating Activities
For the quarters ended March 31, 2007 and 2006, net cash used in operating activities was $51.5 billion and $19.1 billion, respectively. JPMorgan Chase’s operating assets and liabilities vary significantly in the normal course of business due to the amount and timing of cash flows. In both 2007 and 2006, net cash was used in operating activities to support the Firm’s capital markets and lending activities, as well as to support loans originated or purchased with an initial intent to sell. Management believes cash flows from operations, available cash balances and short- and long-term borrowings will be sufficient to fund the Firm’s operating liquidity needs.
Cash Flows from Investing Activities
The Firm’s investing activities primarily include originating loans to be held to maturity, other receivables, and the available-for-sale investment portfolio. For the quarter ended March 31, 2007, net cash of $11.8 billion was used in investing activities, primarily for purchases of investment securities in Treasury’s AFS portfolio to manage the Firm’s exposure to interest rates; and to increase Deposits with banks as a result of the availability of excess funds for short-term investment opportunities. Partially offsetting these uses of cash were proceeds from sales and maturities of AFS securities, credit card and residential mortgage sales and securitization activities, and the seasonal decline in consumer credit card receivables.
For the quarter ended March 31, 2006, net cash of $34.5 billion was used in investing activities. Net cash was invested to fund purchases of Treasury’s AFS securities in connection with repositioning the portfolio in response to changes in interest rates, and net additions to the retained wholesale loan portfolio, mainly resulting from capital markets activity in the IB. These uses of cash were partially offset by cash proceeds provided from sales and maturities of AFS securities, credit card and residential mortgage sales and securitization activities, and the decline in credit card loans, reflecting the seasonal pattern and higher-than-normal customer payment rates.
Cash Flows from Financing Activities
The Firm’s financing activities primarily include the issuance of debt and receipt of customer deposits. JPMorgan Chase pays quarterly dividends on its common stock and has an ongoing stock repurchase program. In the first quarter of 2007, net cash provided by financing activities was $54.7 billion due to increases in securities sold under repurchase agreements in connection with the funding of trading and AFS securities positions; net new issuances of Long-term debt and trust preferred capital debt securities; and growth in retail deposits, reflecting new account acquisitions, the ongoing expansion of the retail branch distribution network and seasonal tax-related increases. Cash was used to meet seasonally higher withdrawals by wholesale demand deposit customers, repurchases of common stock and the payment of cash dividends.
In the first quarter 2006, net cash provided by financing activities was $53.8 billion due to: growth in deposits reflecting, on the retail side, new account acquisitions and the ongoing expansion of the branch distribution network, and on the wholesale side, higher business volumes; increases in securities sold under repurchase agreements in connection with short-term investment opportunities; and net new issuances of Long-term debt and trust preferred capital debt securities. The net cash provided was partially offset by common stock repurchases and the payment of cash dividends.

Credit ratings
The credit ratings of JPMorgan Chase’s parent holding company and each of its significant banking subsidiaries as of March 31, 2007, were as follows.

	Short-term debt			Senior long-term debt
	Moody’s	S&P	Fitch	Moody’s	S&P	Fitch

JPMorgan Chase & Co. JPMorgan Chase Bank, N.A. Chase Bank USA, N.A.	P-1 P-1 P-1	A-1+ A-1+ A-1+	F1+ F1+ F1+	Aa2 Aaa Aaa	AA- AA AA	AA- AA- AA-

On February 14, 2007, S&P raised the senior long-term debt ratings on JPMorgan Chase & Co. and the operating bank subsidiaries to AA– and AA, respectively, from A+ and AA–, respectively. S&P also raised the short-term debt rating of JPMorgan Chase & Co. to A-1+ from A-1. Similarly, on February 16, 2007, Fitch raised the senior long-term debt rating on JPMorgan Chase & Co. and the operating bank subsidiaries to AA– from A+. Fitch also raised the short-term debt rating of JPMorgan Chase & Co. to F1+ from F1. Finally, on March 2, 2007, Moody’s raised the senior long-term debt ratings on JPMorgan Chase & Co. and the operating bank subsidiaries to Aa2 and Aaa, respectively, from Aa3 and Aa2, respectively. The cost and availability of unsecured financing are influenced by credit ratings. A reduction in these ratings could have an adverse effect on the Firm’s access to liquidity sources, increase the cost of funds, trigger additional collateral requirements and decrease the number of investors and counterparties willing to lend. Critical factors in maintaining high credit ratings include a stable and diverse earnings stream, strong capital ratios, strong credit quality and risk management controls, diverse funding sources and disciplined liquidity monitoring procedures.
If the Firm’s ratings were downgraded by one notch, the Firm estimates the incremental cost of funds and the potential loss of funding to be negligible. Additionally, the Firm estimates the additional funding requirements for VIEs and other third-party commitments would not be material. In the current environment, the Firm believes a downgrade is unlikely. For additional information on the impact of a credit ratings downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements, see Special-purpose entities on page 44 and Ratings profile of derivative receivables MTM on pages 54-55, of this Form 10-Q.

CREDIT RISK MANAGEMENT

The following discussion of JPMorgan Chase’s credit portfolio as of March 31, 2007, highlights developments since December 31, 2006. This section should be read in conjunction with pages 64–76 and page 83, and Notes 12, 13, 29, and 30 of JPMorgan Chase’s 2006 Annual Report.
The Firm assesses its consumer credit exposure on a managed basis, which includes credit card receivables that have been securitized. For a reconciliation of the Provision for credit losses on a reported basis to managed basis, see pages 14–15 of this Form 10-Q.

CREDIT PORTFOLIO

The following table presents JPMorgan Chase’s credit portfolio as of March 31, 2007, and December 31, 2006. Total credit exposure at March 31, 2007, increased by $4.9 billion from December 31, 2006, reflecting an increase of $5.5 billion in the consumer credit portfolios, partially offset by a decrease of $544 million in the wholesale credit portfolio. During the first quarter of 2007, Loans were affected by two events. First, as a result of the adoption of SFAS 159, $23.3 billion of loans that would have previously been classified as Loans held-for-sale are now classified as Trading assets ($11.7 billion in the wholesale portfolio and $11.6 billion in the consumer portfolio) and, as a result, such loans are no longer included in Loans at March 31, 2007. Second, effective January 1, 2007, $24.7 billion of prime mortgages held for investment purposes were transferred from RFS ($19.4 billion) and AM ($5.3 billion) to the Corporate sector for risk management purposes. While this transfer had no impact on the RFS, AM or Corporate financial results, the AM prime mortgages that were transferred are now reported in consumer mortgage loans.

In the table below, reported loans include all HFS loans, which are carried at the lower of cost or fair value with changes in value recorded in Noninterest revenue. However, these HFS loans are excluded from the average loan balances used for the net charge-off rate calculations.

	Credit exposure		Nonperforming assets(i)
	March 31,	December 31,	March 31,	December 31,
(in millions, except ratios)	2007	2006	2007	2006

Total credit portfolio
Loans – reported(a)(b)	$449,765	$483,127	$2,116 (j)	$2,077 (j)
Loans – securitized(c)	68,403	66,950	—	—

Total managed loans(d)	518,168	550,077	2,116	2,077
Derivative receivables	49,647	55,601	36	36

Total managed credit-related assets	567,815	605,678	2,152	2,113
Lending-related commitments(e)	1,181,757	1,138,959	NA	NA
Assets acquired in loan satisfactions	NA	NA	269	228

Total credit portfolio	$1,749,572	$1,744,637	$2,421	$2,341

Net credit derivative hedges notional(f)	$(51,443)	$(50,733)	$(16)	$(16)
Collateral held against derivatives(g)	(5,713)	(6,591)	NA	NA
Held-for-sale
Total average HFS loans (three months ended)	34,984	45,775	120	64
Nonperforming – purchased(h)	—	251	NA	NA

			Average annual
Three months ended March 31,	Net charge-offs		net charge-off rate
(in millions, except ratios)	2007	2006	2007	2006

Total credit portfolio
Loans – reported	$903	$668	0.85%	0.69%
Loans – securitized(c)	593	449	3.56	2.62

Total managed loans	$1,496	$1,117	1.22%	0.98%

(a)	Loans are presented net of unearned income and net deferred loan fees of $2.0 billion and $2.3 billion at March 31, 2007, and December 31, 2006, respectively.
(b)	Includes $900 million of loans for which the Firm has elected the fair value option of accounting during the first quarter of 2007.
(c)	Represents securitized credit card receivables. For a further discussion of credit card securitizations, see Card Services on pages 27–29 of this Form 10-Q.
(d)
Past-due 90 days and over and accruing includes credit card receivables of $1.3 billion at both March 31, 2007, and December 31, 2006, and related credit card securitizations of $958 million and $962 million at March 31, 2007, and December 31, 2006, respectively.

(e)
Includes wholesale unused advised lines of credit totaling $40.3 billion and $39.0 billion at March 31, 2007, and December 31, 2006, respectively, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable. Credit card lending-related commitments of $673.9 billion and $657.1 billion at March 31, 2007, and December 31, 2006, respectively, represent the total available credit to its cardholders. The Firm has not experienced, and does not anticipate, that all of its cardholders will utilize their entire available lines of credit at the same time. The Firm can reduce or cancel a credit card commitment by providing the cardholder prior notice or, in some cases, without notice as permitted by law.

(f)
Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting under SFAS 133. March 31, 2007, and December 31, 2006, both include $23 billion, which represents the notional amount for structured portfolio protection; the Firm retains the first risk of loss on this portfolio.

(g)	Represents other liquid securities collateral held by the Firm as of March 31, 2007, and December 31, 2006, respectively.
(h)
Represents distressed HFS loans purchased as part of the IB’s proprietary activities, which are excluded from nonperforming assets. During the first quarter of 2007, the Firm elected the fair value option of accounting for this portfolio of nonperforming loans. These loans are classified as Trading assets at March 31, 2007.

(i)	Includes nonperforming HFS loans of $116 million and $120 million as of March 31, 2007, and December 31, 2006, respectively.
(j)
Excludes nonperforming assets related to (1) loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by U.S. government agencies and U.S. government-sponsored enterprises of $1.3 billion and $1.2 billion at March 31, 2007, and December 31, 2006, respectively, and (2) education loans that are 90 days past due and still accruing, which are insured by government agencies under the Federal Family Education Loan Program, of $178 million and $219 million as of March 31, 2007, and December 31, 2006, respectively. These amounts for GNMA and education loans are excluded, as reimbursement is proceeding normally.

WHOLESALE CREDIT PORTFOLIO

As of March 31, 2007, wholesale exposure (IB, CB, TSS and AM) decreased by $544 million from December 31, 2006, due to a decrease in loans of $15.5 billion, reflecting $11.7 billion of loans reclassified to Trading assets as a result of the adoption of SFAS 159 and $5.3 billion of prime mortgage loans transferred from AM to the Corporate sector for risk management purposes. Derivative receivables decreased by $6.0 billion primarily as a result of the decline in the U.S. Dollar and rising interest rates. These decreases were almost completely offset by an increase in lending-related commitments of $21.0 billion mainly due to lending activity in the IB.

	Credit exposure		Nonperforming assets(f)
	March 31,	December 31,	March 31,	December 31,
(in millions, except ratios)	2007	2006	2007	2006

Loans – reported(a)	$168,194	$183,742	$267	$391
Derivative receivables	49,647	55,601	36	36

Total wholesale credit-related assets	217,841	239,343	303	427
Lending-related commitments(b)	412,382	391,424	NA	NA
Assets acquired in loan satisfactions	NA	NA	2	3

Total wholesale credit exposure	$630,223	$630,767	$305	$430

Net credit derivative hedges notional(c)	$(51,443)	$(50,733)	$(16)	$(16)
Collateral held against derivatives(d)	(5,713)	(6,591)	NA	NA

Held-for-sale
Total average HFS loans (three months ended)	13,259	24,547	5	11
Nonperforming – purchased(e)	—	251	NA	NA

(a)
Excludes $11.7 billion of wholesale loans reclassified to Trading assets as a result of the adoption of SFAS 159 effective January 1, 2007. Includes loans greater or equal to 90 days past due that continue to accrue interest. The principal balance of these loans totaled $30 million and $29 million at March 31, 2007, and December 31, 2006, respectively. Also, see Note 4 on pages 77–80 and Note 13 on pages 87–89, respectively, of this Form 10-Q.

(b)
Includes unused advised lines of credit totaling $40.3 billion and $39.0 billion at March 31, 2007, and December 31, 2006, respectively, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable.

(c)
Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit risk of credit exposures; these derivatives do not qualify for hedge accounting under SFAS 133. Includes $23 billion, which represents the notional amount for structured portfolio protection; the Firm retains the first risk of loss on this portfolio.

(d)	Represents other liquid securities collateral held by the Firm as of March 31, 2007, and December 31, 2006, respectively.
(e)
Represents distressed HFS loans purchased as part of IB’s proprietary activities, which are excluded from nonperforming assets. During the first quarter of 2007, the Firm elected the fair value option of accounting for this portfolio of nonperforming loans. These loans are classified as Trading assets at March 31, 2007.

(f)	Includes nonperforming HFS loans of $4 million at March 31, 2007, and December 31, 2006.

Net charge-offs/recoveries
Wholesale
Three months ended March 31,
(in millions, except ratios)	2007	2006

Loans – reported Net recoveries	$6	$20
Average annual net recovery rate(a)	0.02%	0.06%

(a)	Excludes average loans HFS of $13.3 billion and $19.5 billion for the quarters ended March 31, 2007 and 2006, respectively.
Net recoveries do not include gains from sales of nonperforming loans that were sold from the credit portfolio (as shown in the following table). There were no gains from these sales during the first quarter of 2007, compared with gains of $20 million in the first quarter of 2006. Gains would be reflected in Noninterest revenue.

Nonperforming loan activity
Wholesale
Three months ended March 31,
(in millions, except ratios)	2007	2006

Beginning balance	$391	$992
Additions	134	57

Reductions:
Paydowns and other	(225)	(152)
Charge-offs	(17)	(39)
Returned to performing	(16)	(69)
Sales	—	(52)

Total reductions	(258)	(312)

Net additions (reductions)	(124)	(255)
Ending balance	$267	$737

The following table presents summaries of the maturity and ratings profiles of the wholesale portfolio as of March 31, 2007, and December 31, 2006. The ratings scale is based upon the Firm’s internal risk ratings and is presented on an S&P-equivalent basis. The primary driver of the decrease in the investment-grade loans was due to the transfer of $5.3 billion of prime mortgages from AM to the Corporate sector. These loans are now part of the consumer portfolio.

Wholesale exposure
	Maturity profile(c)				Ratings profile
					Investment-	Noninvestment-
					grade (“IG”)	grade
At March 31, 2007
(in billions, except								Total %
ratios)	<1 year	1–5 years	> 5 years	Total	AAA to BBB-	BB+ & below	Total	of IG

Loans	45%	42%	13%	100%	$95	$58	$153	62%
Derivative receivables	12	35	53	100	42	8	50	84
Lending-related commitments	37	57	6	100	350	62	412	85

Total excluding HFS	37%	51%	12%	100%	$487	$128	$615	79%
Loans held-for-sale(a)							15

Total exposure							$630

Net credit derivative hedges notional(b)	39%	50%	11%	100%	$(45)	$(6)	$(51)	88%

	Maturity profile(c)				Ratings profile
					Investment-	Noninvestment-
					grade (“IG”)	grade
At December 31, 2006
(in billions, except								Total %
ratios)	<1 year	1–5 years	> 5 years	Total	AAA to BBB-	BB+ & below	Total	of IG

Loans	44%	41%	15%	100%	$104	$57	$161	65%
Derivative receivables	16	34	50	100	49	7	56	88
Lending-related commitments	36	58	6	100	338	53	391	86

Total excluding HFS	37%	51%	12%	100%	$491	$117	$608	81%
Loans held-for-sale(a)							23

Total exposure							$631

Net credit derivative hedges notional(b)	16%	75%	9%	100%	$(45)	$(6)	$(51)	88%

(a)
HFS loans relate primarily to syndication loans and loans transferred from the retained portfolio. During the first quarter of 2007 the Firm elected the fair value option of accounting for loans related to securitization activities, and these loans are classified as Trading assets.

(b)	Ratings are based upon the underlying referenced assets.
(c)
The maturity profile of Loans and lending-related commitments is based upon the remaining contractual maturity. The maturity profile of Derivative receivables is based upon the maturity profile of Average exposure. See page 70 of JPMorgan Chase’s 2006 Annual Report for further discussion of Average exposure.

Wholesale credit exposure – selected industry concentration
The Firm continues to focus on the management and diversification of its industry concentrations, with particular attention paid to industries with actual or potential credit concerns. At March 31, 2007, the top 10 industries were the same as those at December 31, 2006. The increases in Asset managers and Oil and gas were due to lending-related activities. Below is a summary of the Top 10 industry concentrations as of March 31, 2007, and December 31, 2006.

	March 31, 2007		December 31, 2006
Top 10 industries(a)	Credit	% of	Credit	% of
(in millions, except ratios)	exposure(c)	portfolio	exposure(c)	portfolio

Banks and finance companies	$59,836	10%	$61,792	10%
Real estate	31,503	5	32,102	5
Healthcare	29,219	5	28,998	5
Asset managers	28,872	5	24,570	4
Consumer products	27,362	4	27,114	4
Utilities	27,329	4	24,938	4
State and municipal governments	26,840	4	27,485	5
Retail and consumer services	23,632	4	22,122	4
Securities firms and exchanges	22,445	4	23,127	4
Oil and gas	22,234	4	18,544	3
All other	316,271	51	317,468	52

Total excluding HFS	$615,543	100%	$608,260	100%
Held-for-sale(b)	14,680		22,507

Total exposure	$630,223		$630,767

(a)	Rankings are based upon exposure at March 31, 2007.
(b)
HFS loans relate primarily to syndication loans and loans transferred from the retained portfolio. During the first quarter of 2007 the Firm elected the fair value option of accounting for loans related to securitization activities; these loans are classified as Trading assets at March 31, 2007.

(c)	Credit exposure is net of risk participations and excludes the benefit of credit derivative hedges and collateral held against Derivative receivables or Loans.

Wholesale criticized exposure
Exposures deemed criticized generally represent a ratings profile similar to a rating of CCC+/Caa1 and lower, as defined by Standard & Poor’s/Moody’s. The total criticized component of the portfolio remained flat at $5.7 billion when compared with year-end 2006.
Wholesale criticized exposure – industry concentrations

	March 31, 2007		December 31, 2006
Top 10 industries(a)		% of		% of
(in millions, except ratios)	Amount	portfolio	Amount	portfolio

Automotive Media	$1,372 720	26 13%	$1,442 392	29 8%
Consumer products	456	8	383	7
Real estate	334	6	243	5
Agriculture/paper manufacturing	255	5	239	5
Business services	247	5	222	4
Retail and consumer services	168	3	278	5
Machinery & equipment manufacturing	166	3	106	2
Building materials/construction	145	3	113	2
Airlines	130	2	131	3
All other	1,387	26	1,477	30

Total excluding HFS	$5,380	100%	$5,026	100%
Held-for-sale(b)	323		624

Total	$5,703		$5,650

(a)	Rankings are based upon exposure at March 31, 2007.
(b)
HFS loans relate primarily to syndication loans and loans transferred from the retained portfolio. During the first quarter of 2007 the Firm elected the fair value option of accounting for loans related to securitization activities; these loans are classified as Trading assets at March 31, 2007. HFS loans exclude purchased nonperforming HFS loans.

Derivative contracts
In the normal course of business, the Firm uses derivative instruments to meet the needs of customers; to generate revenues through trading activities; to manage exposure to fluctuations in interest rates, currencies and other markets; and to manage the Firm’s credit exposure. For further discussion of these contracts, see Note 22 on page 101 of this Form 10-Q, and Derivative contracts on pages 69–72 of JPMorgan Chase’s 2006 Annual Report.
The following table summarizes the aggregate notional amounts and the net derivative receivables MTM for the periods presented.
Notional amounts and derivative receivables marked-to-market (“MTM”)

	Notional amounts(b)		Derivative receivables MTM
(in billions)	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006

Interest rate	$54,177	$50,201	$24	$29
Foreign exchange	2,714	2,520	3	4
Equity	801	809	7	6
Credit derivatives	5,618	4,619	7	6
Commodity	449	507	9	11

Total, net of cash collateral(a)	$63,759	$58,656	50	56
Liquid securities collateral held against derivative receivables	NA	NA	(6)	(7)

Total, net of all collateral	NA	NA	$44	$49

(a)	Collateral is only applicable to Derivative receivables MTM amounts.
(b)	Represents the gross sum of long and short third-party notional derivative contracts, excluding written options and foreign exchange spot contracts.
The amount of Derivative receivables reported on the Consolidated balance sheets of $50 billion and $56 billion at March 31, 2007, and December 31, 2006, respectively, is the amount of the mark-to-market (“MTM”) or fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and cash collateral held by the Firm and represents the cost to the Firm to replace the contracts at current market rates should the counterparty default. However, in management’s view, the appropriate measure of current credit risk should also reflect additional liquid securities held as collateral by the Firm of $5.7 billion and $6.6 billion at March 31, 2007, and December 31, 2006, respectively, resulting in total exposure, net of all collateral, of $44 billion and $49 billion at March 31, 2007, and December 31, 2006, respectively.
The Firm also holds additional collateral delivered by clients at the initiation of transactions, but this collateral does not reduce the credit risk of the Derivative receivables in the table above. This additional collateral secures potential exposure that could arise in the derivatives portfolio should the MTM of the client’s transactions move in the Firm’s favor. As of March 31, 2007, and December 31, 2006, the Firm held $12 billion of this additional collateral. The derivative receivables MTM, net of all collateral, also does not include other credit enhancements in the forms of letters of credit and surety receivables.
The following table summarizes the ratings profile of the Firm’s derivative receivables MTM, net of other liquid securities collateral, for the dates indicated.
Ratings profile of derivative receivables MTM

	March 31, 2007		December 31, 2006
Rating equivalent
(in millions, except ratios)	Net MTM	% of Net MTM	Net MTM	% of Net MTM

AAA to AA-	$25,095	57%	$28,150	58%
A+ to A-	5,807	13	7,588	15
BBB+ to BBB-	7,102	16	8,044	16
BB+ to B-	5,801	13	5,150	11
CCC+ and below	129	1	78	—

Total	$43,934	100%	$49,010	100%

The Firm actively pursues the use of collateral agreements to mitigate counterparty credit risk in derivatives. The percentage of the Firm’s derivatives transactions subject to collateral agreements decreased slightly, to 78% as of March 31, 2007, from 80% at December 31, 2006.

The Firm posted $27 billion of collateral at both March 31, 2007, and December 31, 2006. Certain derivative and collateral agreements include provisions that require the counterparty and/or the Firm, upon specified downgrades in their respective credit ratings, to post collateral for the benefit of the other party. As of March 31, 2007, the impact of a single-notch ratings downgrade to JPMorgan Chase Bank, N.A., from its rating of AA to AA- at March 31, 2007, would have required $143 million of additional collateral to be posted by the Firm; the impact of a six-notch ratings downgrade (from AA to BBB) would have required $2.6 billion of additional collateral. Certain derivative contracts also provide for termination of the contract, generally upon a downgrade of either the Firm or the counterparty, at the then-existing MTM value of the derivative contracts.
Credit derivatives
The following table presents the Firm’s notional amounts of credit derivatives protection purchased and sold by the respective businesses as of March 31, 2007, and December 31, 2006.

Credit derivatives positions
	Notional amount
	Credit portfolio		Dealer/client
	Protection	Protection	Protection	Protection
(in billions)	purchased(a)	sold	purchased	sold	Total

March 31, 2007	$52	$1	$2,757	$2,808	$5,618
December 31, 2006	52	1	2,277	2,289	4,619

(a)	Included $23 billion at both March 31, 2007, and December 31, 2006, that represented the notional amount for structured portfolio protection; the Firm retains the first risk of loss on this portfolio.
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
JPMorgan Chase has limited counterparty exposure as a result of credit derivatives transactions. Of the $49.6 billion of total Derivative receivables MTM at March 31, 2007, $6.5 billion, or 13%, was associated with credit derivatives, before the benefit of liquid securities collateral.
Dealer/client
At March 31, 2007, the total notional amount of protection purchased and sold in the dealer/client business increased $1 trillion from year-end 2006 as a result of increased trade volume in the market. This business has a mismatch between the total notional amounts of protection purchased and sold. However, in the Firm’s view, the risk positions are largely matched when securities used to risk-manage certain derivative positions are taken into consideration and the notional amounts are adjusted to a duration-based equivalent basis or to reflect different degrees of subordination in tranched structures.
Credit portfolio management activities

Use of single-name and portfolio credit derivatives
	Notional amount of protection purchased
(in millions)	March 31, 2007	December 31, 2006

Credit derivatives used to manage:
Loans and lending-related commitments	$41,540	$40,755
Derivative receivables	10,487	11,229

Total(a)	$52,027	$51,984

(a)	Included $23 billion at both March 31, 2007, and December 31, 2006, that represented the notional amount for structured portfolio protection; the Firm retains the first risk of loss on this portfolio.
The credit derivatives used by JPMorgan Chase for credit portfolio management activities do not qualify for hedge accounting under SFAS 133, and therefore, effectiveness testing under SFAS 133 is not performed. These derivatives are reported at fair value, with gains and losses recognized in Principal transactions revenue. The MTM value incorporates both the cost of credit derivative premiums and changes in value due to movement in spreads and credit events; in contrast, the loans and lending-related commitments being risk-managed are accounted for on an accrual basis. Loan interest and fees are generally recognized in Net interest income, and impairment is recognized in the Provision for credit losses. This asymmetry in accounting treatment, between loans and lending-related commitments and the credit derivatives utilized in credit portfolio management activities, causes earnings volatility that is not representative, in the

Firm’s view, of the true changes in value of the Firm’s overall credit exposure. The MTM related to the Firm’s credit derivatives used for managing credit exposure, as well as the MTM related to the credit valuation adjustment (“CVA”), which reflects the credit quality of derivatives counterparty exposure, are included in the table below. These results can vary from year to year due to market conditions that impact specific positions in the portfolio.

Three months ended March 31,
(in millions)	2007	2006

Hedges of lending-related commitments(a)	$(9)	$(82)
CVA and hedges of CVA(a)	7	23

Net gains (losses)(b)	$(2)	$(59)

(a)	These hedges do not qualify for hedge accounting under SFAS 133.
(b)
Excludes gains of $146 million (primarily related to the adoption on January 1, 2007, of SFAS 157, which incorporated an adjustment to the valuation of the Firm’s derivative liabilities) and losses of $6 million for the quarters ended March 31, 2007 and 2006, respectively, of other Principal transaction revenues that are not associated with hedging activities.

The Firm also actively manages wholesale credit exposure through loan and commitment sales. During the first quarter of 2007 and 2006, the Firm sold $1.6 billion and $665 million of loans and commitments, respectively, recognizing losses of $6 million and gains of $20 million, respectively. The gains (losses) reflect sales of nonperforming loans as discussed on page 51 of this Form 10-Q. These activities are not related to the Firm’s securitization activities, which are undertaken for liquidity and balance sheet management purposes. For further discussion of securitization activity, see Liquidity Risk Management and Note 15 on pages 46–48, and 90–94, respectively, of this Form 10-Q.
Lending-related commitments
The contractual amount of wholesale lending-related commitments was $412.4 billion at March 31, 2007, compared with $391.4 billion at December 31, 2006. See page 50 of this Form 10-Q for an explanation of the increase in exposure. In the Firm’s view, the total contractual amount of these instruments is not representative of the Firm’s actual credit risk exposure or funding requirements. In determining the amount of credit risk exposure the Firm has to wholesale lending-related commitments, which is used as the basis for allocating credit risk capital to these instruments, the Firm has established a “loan-equivalent” amount for each commitment; this amount represents the portion of the unused commitment or other contingent exposure that is expected, based upon average portfolio historical experience, to become outstanding in the event of a default by an obligor. The loan-equivalent amount of the Firm’s lending-related commitments was $223.1 billion and $212.3 billion as of March 31, 2007, and December 31, 2006, respectively.
Emerging markets country exposure
The Firm has a comprehensive internal process for measuring and managing exposures and risk in emerging markets countries – defined as those countries potentially vulnerable to sovereign events. As of March 31, 2007, based upon its internal methodology, the Firm’s exposure to any individual emerging-markets country was not significant, in that total exposure to any such country did not exceed 0.75% of the Firm’s total assets. In evaluating and managing its exposures to emerging markets countries, the Firm takes into consideration all credit-related lending, trading, and investment activities, whether cross-border or locally funded. Exposure amounts are then adjusted for credit enhancements (e.g., guarantees and letters of credit) provided by third parties located outside the country, if the enhancements fully cover the country risk as well as the credit risk. For information regarding the Firm’s cross-border exposure based upon guidelines of the Federal Financial Institutions Examination Council (“FFIEC”), see Part 1, Item 1, “Loan portfolio, Cross-border outstandings,” on page 155, of the Firm’s 2006 Annual Report.

CONSUMER CREDIT PORTFOLIO

JPMorgan Chase’s consumer portfolio consists primarily of residential mortgages, home equity loans, credit cards, auto loans and leases, education loans and business banking loans, and reflects the benefit of diversification from both a product and a geographic perspective. The primary focus is serving the prime consumer credit market. RFS offers Home Equity lines of credit and Mortgage loans with interest-only payment options to predominantly prime borrowers; there are no products in the real estate portfolios that result in negative amortization. The Firm actively manages its consumer credit operation. Ongoing efforts include continual review and enhancement of credit underwriting criteria and refinement of pricing and risk management models.

The following table presents managed consumer credit–related information for the dates indicated.

	Credit exposure		Nonperforming assets(e)
(in millions, except ratios)	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006

Home equity	$87,741	$85,730	$459	$454
Mortgage	46,574	59,668	960	769
Auto loans and leases(a)	40,937	41,009	95	132
Credit card – reported(b)	78,173	85,881	9	9
All other loans	28,146	27,097	326	322

Total consumer loans – reported	281,571	299,385	1,849 (f)	1,686 (f)
Credit card – securitizations(b)(c)	68,403	66,950	—	—

Total consumer loans – managed(b)	349,974	366,335	1,849	1,686
Assets acquired in loan satisfactions	NA	NA	255	225

Total consumer related assets – managed	349,974	366,335	2,104	1,911
Consumer lending–related commitments:
Home equity	73,393	69,559	NA	NA
Mortgage	7,322	6,618	NA	NA
Auto loans and leases	8,285	7,874	NA	NA
Credit card(d)	673,896	657,109	NA	NA
All other loans	6,479	6,375	NA	NA

Total lending-related commitments	769,375	747,535	NA	NA

Total consumer credit portfolio	$1,119,349	$1,113,870	$2,104	$1,911

Total average HFS loans (three months ended)	$21,725	$21,228	$115	$53
Memo: Credit card – managed	146,576	152,831	9	9

Three months ended March 31,	Net charge-offs		Average annual net charge-off rate(g)
(in millions, except ratios)	2007	2006	2007	2006

Home equity	$68	$33	0.32%	0.18%
Mortgage	23	12	0.25	0.11
Auto loans and leases(a)	59	51	0.59	0.46
Credit card – reported	721	567	3.57	3.36
All other loans	38	25	0.64	0.57

Total consumer loans – reported	909	688	1.37	1.11
Credit card – securitizations(c)	593	449	3.56	2.62

Total consumer loans – managed	$1,502	$1,137	1.81%	1.44%

Memo: Credit card – managed	$1,314	$1,016	3.57%	2.99%

(a)	Excludes operating lease-related assets of $1.7 billion and $1.6 billion for March 31, 2007, and December 31, 2006, respectively.
(b)
Past-due loans 90 days and over and accruing includes credit card receivables of $1.3 billion at both March 31, 2007, and December 31, 2006, and related credit card securitizations of $958 million and $962 million for March 31, 2007, and December 31, 2006, respectively.

(c)	Represents securitized credit card receivables. For a further discussion of credit card securitizations, see CS on pages 27–29 of this Form 10-Q.
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

(e)	Includes nonperforming HFS loans of $112 million and $116 million at March 31, 2007, and December 31, 2006, respectively.
(f)
Excludes nonperforming assets related to (1) loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by U.S. government agencies and U.S. government-sponsored enterprises of $1.3 billion and $1.2 billion for March 31, 2007, and December 31, 2006, respectively, and (2) education loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program of $178 million and $219 million as of March 31, 2007 and December 31, 2006, respectively. These amounts for GNMA and education loans are excluded, as reimbursement is proceeding normally .

(g)	Net charge-off rates exclude average loans HFS of $21.7 billion and $16.4 billion for the quarters ended March 31, 2007 and 2006, respectively.

Total managed consumer loans as of March 31, 2007, were $350.0 billion, down from $366.3 billion at year-end 2006, reflecting the classification of a portion of mortgage loans as Trading Assets as a result of adopting SFAS 159, and the seasonal decrease of credit card loans, partially offset by organic growth in home equity loans. Consumer lending-related commitments increased by 3%, to $769.4 billion at March 31, 2007, primarily reflecting growth in credit cards and home equity lines of credit.
The Firm regularly evaluates market conditions and overall economic returns and makes an initial determination of whether new originations will be held-for-investment or sold within the foreseeable future. The Firm also periodically evaluates the overall economic returns of its held-for-investment loan portfolio under prevailing market conditions to determine whether to retain or sell loans in the portfolio. When it is determined that a loan that was previously classified as held-for-investment will be sold it is transferred to held-for-sale.
The following discussion relates to the specific loan and lending-related categories within the consumer portfolio.
Home equity: Home equity loans at March 31, 2007, were $87.7 billion, an increase of $2.0 billion from year-end 2006. Change in the portfolio from December 31, 2006, reflected organic growth. The Provision for credit losses increased as weaker housing prices caused an increase in the estimate of loss severities in the portfolio.
Mortgage: Substantially all of the Firm’s prime and low documentation mortgages, both fixed-rate and adjustable-rate, are originated with the intent to sell, although some of the prime adjustable rate products are originated into the held-for-investment portfolio. As a result, products in the portfolio consist primarily of adjustable rate products. Subprime mortgages are either originated with the intent to sell or hold-for-investment, depending upon market conditions. All mortgages, irrespective of whether they are originated with the intent to sell or hold-for-investment, are underwritten to the same standards applicable to the respective type of mortgage.
Mortgage loans that are held-for-investment or held-for-sale at March 31, 2007 were $46.6 billion, reflecting a $13.1 billion decrease from the prior year end, primarily due to the change in classification to Trading assets for prime mortgages originated with the intent to sell and elected to be fair valued under SFAS 159. As of March 31, 2007, over 70% of the outstanding mortgage loans on the Consolidated balance sheet related to the prime market segment. As a result, the Firm deems its exposure to subprime mortgages manageable. The provision for credit losses related to subprime mortgages was increased this quarter and underwriting standards were tightened.
Auto loans and leases: As of March 31, 2007, Auto loans and leases of $40.9 billion were flat to year-end 2006. Vehicle finance leasing, which comprised $1.2 billion of outstanding loans as of March 31, 2007, was down from $1.7 billion at year-end 2006. The Auto loan portfolio reflects a high concentration of prime and near-prime quality credits.
Credit card: JPMorgan Chase analyzes its credit card portfolio on a managed basis, which includes credit card receivables on the Consolidated balance sheets and those receivables sold to investors through securitization. Managed credit card receivables were $146.6 billion at March 31, 2007, a decrease of $6.3 billion from year-end 2006, reflecting the typical seasonal decrease of outstanding loans.
The managed credit card net charge-off rate increased to 3.57% for the first quarter of 2007, from 2.99% in the first quarter of 2006. This increase was due primarily to lower bankruptcy-related net charge-offs in 2006. The 30-day delinquency rates decreased slightly to 3.07% at March 31, 2007, from 3.10% at March 31, 2006, reflecting continued strength in underlying credit quality. The managed credit card portfolio continues to reflect a well-seasoned portfolio that has good U.S. geographic diversification.
All other loans: All other loans primarily include Business Banking loans (which are highly collateralized loans, often with personal loan guarantees), Education loans and Community Development loans. As of March 31, 2007, Other loans increased to $28.1 billion compared with $27.1 billion at year-end 2006. This increase is due primarily to organic growth in Education and Business banking loans.

ALLOWANCE FOR CREDIT LOSSES

For a further discussion of the components of the allowance for credit losses, see Critical accounting estimates used by the Firm on page 83 and Note 13 on pages 113–114 of JPMorgan Chase’s 2006 Annual Report. At March 31, 2007, management deemed the allowance for credit losses to be appropriate (i.e., sufficient to absorb losses that are inherent in the portfolio, including losses that are not specifically identified or for which the size of the loss has not yet been fully determined).
Summary of changes in the allowance for credit losses

Three months ended March 31,	2007					2006
(in millions)	Wholesale		Consumer		Total	Wholesale	Consumer	Total

Loans:
Beginning balance at January 1,	$2,711		$4,568		$7,279	$2,453	$4,637	$7,090
Cumulative effect of changes in accounting principles(a)	(56)		—		(56)	—	—	—

Beginning balance at January 1, adjusted	2,655		4,568		7,223	2,453	4,637	7,090
Gross charge-offs	(17)		(1,088)		(1,105)	(39)	(843)	(882)
Gross recoveries	23		179		202	59	155	214

Net (charge-offs) recoveries	6		(909)		(903)	20	(688)	(668)
Provision for loan losses	48		931		979	195	652	847
Other	(16)	(b)	17	(b)	1	—	6	6

Ending balance at March 31	$2,693	(c)	$4,607	(d)	$7,300	$2,668 (c)	$4,607 (d)	$7,275

Components:
Asset specific	$54		$—		$54	$118	$—	$118
Formula-based	2,639		4,607		7,246	2,550	4,607	7,157

Total Allowance for loan losses	$2,693		$4,607		$7,300	$2,668	$4,607	$7,275

Lending-related commitments:
Beginning balance at January 1,	$499		$25		$524	$385	$15	$400
Provision for lending-related commitments	29		—		29	(16)	—	(16)

Ending balance at March 31	$528		$25		$553	$369	$15	$384

Components:
Asset specific	$40		$—		$40	$49	$—	$49
Formula-based	488		25		513	320	15	335

Total allowance for lending-related commitments	$528		$25		$553	$369	$15	$384

(a)	Reflects the affect of the adoption of SFAS 159 at January 1, 2007. For a further discussion of SFAS 159, see Note 4 on pages 77–80 of this Form 10-Q.
(b)	Primarily related to the transfer of allowance between wholesale and consumer in conjunction with prime mortgages transferred to the Corporate sector.
(c)
The ratio of the wholesale allowance for loan losses to total wholesale loans was 1.76% and 1.84%, excluding wholesale HFS loans and loans accounted for at fair value at March 31, 2007 and 2006, respectively.

(d)
The ratio of the consumer allowance for loan losses to total consumer loans was 1.72% and 1.82%, excluding consumer HFS loans and loans accounted for at fair value at March 31, 2007 and 2006, respectively.

The allowance for credit losses at March 31, 2007, was relatively unchanged compared with December 31, 2006. Excluding held-for-sale loans and loans carried at fair value, the Allowance for loan losses represented 1.74% of loans at March 31, 2007, compared with 1.70% at December 31, 2006. The increase in coverage was due to a lower loan balance.
To provide for the risk of loss inherent in the Firm’s process of extending credit, management computes an asset-specific component and a formula-based component for wholesale lending-related commitments. These components are computed using a methodology similar to that used for the wholesale loan portfolio, modified for expected maturities and probabilities of drawdown. This allowance, which is reported in Accounts payable, accrued expenses and other liabilities, was $553 million and $524 million at March 31, 2007, and December 31, 2006, respectively. The increase reflected increased lending-related commitments, primarily due to IB activity.

Provision for credit losses
For a discussion of the reported Provision for credit losses, see page 11 of this Form 10-Q. The managed provision for credit losses was $1.6 billion, up by $321 million, or 25%, from the prior year. The wholesale provision for credit losses was $77 million for the quarter compared with a provision of $179 million in the prior year. The prior-year provision reflected growth in the loan portfolio. The total consumer managed provision for credit losses was $1.5 billion in the current quarter compared with $1.1 billion in the prior year. The prior year benefited from a lower level of credit card net charge-offs, which reflected a low level of bankruptcy losses following the change in bankruptcy legislation in the fourth quarter of 2005. The increase from the prior year also reflects higher charge-offs and additions to the allowance for credit losses related to the subprime mortgage and home equity loan portfolios.

			Provision for
			lending-related		Total provision for
	Provision for loan losses		commitments		credit losses
Three months ended March 31, (in millions)	2007	2006	2007	2006	2007	2006

Investment Bank	$35	$189	$28	$(6)	$63	$183
Commercial Banking	17	16	—	(9)	17	7
Treasury & Securities Services	4	(4)	2	—	6	(4)
Asset Management	(8)	(6)	(1)	(1)	(9)	(7)

Total Wholesale	48	195	29	(16)	77	179
Retail Financial Services	292	85	—	—	292	85
Card Services	636	567	—	—	636	567
Corporate(a)	3	—	—	—	3	—

Total Consumer	931	652	—	—	931	652

Total provision for credit losses	979	847	29	(16)	1,008	831
Credit card securitizations	593	449	—	—	593	449

Total managed provision for credit losses	$1,572	$1,296	$29	$(16)	$1,601	$1,280

(a)	Includes amounts related to held-for-investment prime mortgages transferred from RFS and AM to the Corporate segment.

MARKET RISK MANAGEMENT

For discussion of the Firm’s market risk management organization, see pages 77–80 of JPMorgan Chase’s 2006 Annual Report.
Value-at-risk (“VAR”)
JPMorgan Chase’s primary statistical risk measure, VAR, estimates the potential loss from adverse market moves in an ordinary market environment and provides a consistent cross-business measure of risk profiles and levels of diversification. VAR is used for comparing risks across businesses, monitoring limits, one-off approvals, and as an input to economic capital calculations. VAR provides risk transparency in a normal trading environment. Each business day the Firm undertakes a comprehensive VAR calculation that includes both its trading and its nontrading risks. VAR for nontrading risk measures the amount of potential change in the fair values of the exposures related to these risks; however, for such risks, VAR is not a measure of reported revenue since nontrading activities are generally not marked to market through Net income.
To calculate VAR, the Firm uses historical simulation, which measures risk across instruments and portfolios in a consistent and comparable way. This approach assumes that historical changes in market values are representative of future changes. The simulation is based upon data for the previous twelve months. The Firm calculates VAR using a one-day time horizon and an expected tail-loss methodology, which approximates a 99% confidence level. This means the Firm would expect to incur losses greater than that predicted by VAR estimates only once in every 100 trading days, or about two to three times a year. For a further discussion of the Firm’s VAR methodology, see Market Risk management – Value-at-risk, on pages 77–80 of JPMorgan Chase’s 2006 Annual Report.

IB trading and credit portfolio VAR
IB trading VAR by risk type and credit portfolio VAR

Three months ended March 31,	2007						2006						At March 31,
(in millions)	Avg		Min		Max		Avg		Min		Max		2007		2006

By risk type:
Fixed income	$45		$25		$68		$60		$47		$94		$65		$47
Foreign exchange	19		9		38		20		15		30		19		19
Equities	42		31		58		32		22		39		43		23
Commodities and other	34		25		47		47		22		68		36		52
Less: portfolio diversification	(58	)(c)	NM	(d)	NM	(d)	(68	)(c)	NM	(d)	NM	(d)	(64	)(c)	(61	)(c)

Trading VAR(a)	$82		$50		$111		$91		$76		$109		$99		$80
Credit portfolio VAR(b)	13		12		15		14		13		16		14		14
Less: portfolio diversification	(12	)(c)	NM	(d)	NM	(d)	(11	)(c)	NM	(d)	NM	(d)	(16	)(c)	(10	)(c)

Total trading and credit portfolio VAR	$83		$50		$113		$94		$75		$113		$97		$84

(a)
Trading VAR includes substantially all trading activities in the IB. Trading VAR does not include VAR related to the MSR portfolio or VAR related to other corporate functions, such as Treasury and Private Equity. For a discussion of MSRs and the corporate functions, see Note 17 on pages 96–97, Note 3 on page 74 and Corporate on pages 37–39 of this Form 10-Q.

(b)
Includes VAR on derivative credit and debit valuation adjustments, hedges of the credit valuation adjustment and mark-to-market hedges of the retained loan portfolio, which are all reported in Principal transactions revenue. For a discussion of credit and debit valuation adjustments, see Note 3 on pages 71-77 of this Form 10-Q. This VAR does not include the retained loan portfolio.

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

The IB’s average Total trading and credit portfolio VAR for the first quarter of 2007 was $83 million compared with $94 million in the first quarter of 2006. The change in fixed income, equities and commodities VAR components resulted from changes in positions which also led to a decrease in portfolio diversification for trading VAR. Average trading VAR diversification decreased to $58 million, or 41% of the sum of the components, from $68 million, or 43% of the sum of the components. In general, over the course of the year VAR exposures can vary significantly as positions change, market volatility fluctuates and diversification benefits change.
VAR backtesting
To evaluate the soundness of its VAR model, the Firm conducts daily back-testing of VAR against daily IB market risk-related revenue, which is defined as the change in value of Principal transactions revenue less Private Equity gains/losses plus any trading-related net interest income, brokerage commissions, underwriting fees or other revenue. The following histogram illustrates the daily market risk-related gains and losses for IB trading businesses for the quarter ended March 31, 2007. The chart shows that IB posted market risk-related gains on 61 out of 65 days in this period, with 11 days exceeding $100 million. The inset graph looks at those days on which IB experienced losses and depicts the amount by which VAR exceeded the actual loss on each of those days. Losses were sustained on 4 days, with no loss greater than $50 million, and with no loss exceeding the VAR measure.

Daily IB Market Risk-Related Gains and Losses
Three months ended March 31, 2007
Average Daily Revenue: $71 million
Number of Trading Days
14
12
10
8
6
4
2
0
<(40)
(40)><(30)
(30)><(20)
(20)><(10)
(10)><0
0><10
10><20
20><30
30><40
40><50
50><60
60><70
70><80
80><90
90><100
100><110
110><120
120><130
130><140
>140
$ in millions
Daily IB VAR Less Market Risk-Related Losses
2
1
0
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
JPMorgan Chase’s 12-month pretax earnings sensitivity profiles as of March 31, 2007, and December 31, 2006, were as follows.

	Immediate change in rates
(in millions)	+200bp	+100bp	-100bp	-200bp

March 31, 2007	$(294)	$(87)	$(58)	$(227)
December 31, 2006	(101)	28	(21)	(182)

The primary change in earnings-at-risk from December 31, 2006, reflects a higher level of AFS securities and other positioning. The Firm is exposed to both rising and falling rates. The Firm’s risk to rising rates is largely the result of increased funding costs. In contrast, the exposure to falling rates is the result of higher anticipated levels of loan and securities prepayments.

PRIVATE EQUITY RISK MANAGEMENT

For a discussion of Private Equity Risk Management, see page 81 of JPMorgan Chase’s 2006 Annual Report. At March 31, 2007, the carrying value of the Private Equity portfolio was $6.4 billion, of which $389 million represented positions traded in the public markets.

OPERATIONAL RISK MANAGEMENT

For a discussion of JPMorgan Chase’s operational risk management, refer to page 81 of JPMorgan Chase’s 2006 Annual Report.

REPUTATION AND FIDUCIARY RISK MANAGEMENT

For a discussion of the Firm’s Reputation and Fiduciary Risk Management, see page 82 of JPMorgan Chase’s 2006 Annual Report.

SUPERVISION AND REGULATION

The following discussion should be read in conjunction with the Supervision and Regulation section on pages 1–4 of JPMorgan Chase’s 2006 Annual Report.
Dividends
At March 31, 2007, JPMorgan Chase’s bank subsidiaries could pay, in the aggregate, $15.3 billion in dividends to their respective bank holding companies without prior approval of their relevant banking regulators.

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
Allowance for credit losses
JPMorgan Chase’s allowance for credit losses covers the retained wholesale and consumer loan portfolios as well as the Firm’s portfolio of wholesale lending-related commitments. The Allowance for loan losses is intended to adjust the value of the Firm’s loan assets for probable credit losses as of the balance sheet date. For a further discussion of the methodologies used in establishing the Firm’s allowance for credit losses, see Note 13 on pages 113–114 of JPMorgan Chase’s 2006 Annual Report. The methodology for calculating the Allowance for loan losses and the Allowance for lending-related commitments involves significant judgment. For a further description of these judgments, see Allowance for credit losses on page 83 of JPMorgan Chase’s 2006 Annual Report; for amounts recorded as of March 31, 2007 and 2006, see allowance for credit losses on page 59 and Note 14 on page 90 of this Form 10-Q.
As noted on page 83 of the JPMorgan Chase’s 2006 Annual Report, the Firm’s wholesale allowance is sensitive to the risk rating assigned to a loan. Assuming a one-notch downgrade in the Firm’s internal risk ratings for its entire Wholesale portfolio, the Allowance for loan losses for the Wholesale portfolio would increase by approximately $1.2 billion as of March 31, 2007. This sensitivity analysis is hypothetical. In the Firm’s view, the likelihood of a one-notch downgrade for all wholesale loans within a short timeframe is remote. The purpose of this analysis is to provide an indication of the impact of risk ratings on the estimate of the allowance for loan losses for wholesale loans. It is not intended to imply management’s expectation of future deterioration in risk ratings. Given the process the Firm follows in determining the risk ratings of its loans, management believes the risk ratings currently assigned to wholesale loans are appropriate.
Fair value of financial instruments, MSRs and commodities inventory
A portion of JPMorgan Chase’s assets and liabilities are carried at fair value, including trading assets and liabilities, AFS securities, Private equity investments, MSRs, structured liabilities and certain loans. Certain held-for-sale loans and physical commodities are carried at the lower of cost or fair value. At March 31, 2007, $564.4 billion of the Firm’s assets and $219.4 billion of liabilities were recorded at fair value.
On January 1, 2007, the Firm chose early adoption of SFAS 157 and SFAS 159. For further information, see Accounting and Reporting Developments on page 65, and Notes 3 and 4 on pages 71–80 of this Form 10-Q.
Goodwill impairment
For a description of the significant valuation judgments associated with goodwill impairment, see Goodwill impairment on page 85 of JPMorgan Chase’s 2006 Annual Report .

ACCOUNTING AND REPORTING DEVELOPMENTS

Accounting for uncertainty in income taxes
In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized under SFAS 109. FIN 48 addresses the recognition and measurement of tax positions taken or expected to be taken, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Firm adopted and applied FIN 48 under the transition provisions to all of its income tax positions at the required effective date of January 1, 2007, resulting in a $436 million cumulative effect increase to Retained earnings, a reduction in Goodwill of $113 million and a $549 million decrease in the liability for income taxes. For additional information related to the Firm’s adoption of FIN 48, see Note 20 on page 100 of this Form 10-Q.
Changes in timing of cash flows related to income taxes generated by a leveraged lease
In July 2006, the FASB issued FSP FAS 13-2. FSP FAS 13-2 requires the recalculation of returns on leveraged leases if there is a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease. The Firm adopted FSP FAS 13-2 at the required effective date of January 1, 2007. Implementation of FSP FAS 13-2 did not have a significant impact on the Firm’s financial position and results of operations.
Fair value measurements – adoption of SFAS 157
In September 2006, the FASB issued SFAS 157, which is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. The new standard provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. The standard also establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. SFAS 157 nullifies the guidance in EITF 02-3 which required deferral of profit at inception of a derivative transaction in the absence of observable data supporting the valuation technique. The standard also eliminates large position discounts for financial instruments quoted in active markets and requires consideration of JPMorgan Chase’s own credit quality when valuing liabilities.
JPMorgan Chase chose early adoption for SFAS 157 effective January 1, 2007, and recorded a cumulative effect increase to Retained earnings of $287 million primarily related to the release of profit previously deferred in accordance with EITF 02-3. In order to determine the amount of this transition adjustment and to confirm that JPMorgan Chase’s valuation policies are consistent with exit price as prescribed by SFAS 157, JPMorgan Chase reviewed its derivative valuations using all available evidence including recent transactions in the marketplace, indicative pricing services and the results of back-testing similar types of transactions. In addition, as a result of the adoption of SFAS 157, JPMorgan Chase recognized $391 million of additional Net income in the 2007 first quarter, comprised of a $103 million benefit relating to the incorporation of an adjustment to the valuation of JPMorgan Chase’s derivative liabilities and other liabilities measured at fair value that reflects the credit quality of JPMorgan Chase, and a $288 million benefit relating to the valuation of nonpublic private equity investments. The adoption of SFAS 157 primarily affected the IB and the Private Equity business within Corporate. For additional information related to the Firm’s adoption of SFAS 157, see Note 3 on page 71–77 of this Form 10-Q.
Fair value option for financial assets and financial liabilities – adoption of SFAS 159
In February 2007, the FASB issued SFAS 159, which is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. SFAS 159 provides the option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments. Under SFAS 159, fair value is used for both the initial and subsequent measurement of the designated assets, liabilities and commitments, with the changes in fair value recognized in Net income. JPMorgan Chase chose early adoption for SFAS 159 effective January 1, 2007, and as a result, recorded a cumulative effect increase to Retained earnings of $199 million. For additional information related to the Firm’s adoption of SFAS 159, see Note 4 on page 77–80 of this Form 10-Q.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three months ended March 31,
(in millions, except per share data)	2007	2006

Revenue
Investment banking fees	$1,739	$1,169
Principal transactions	4,471	2,709
Lending & deposit related fees	895	841
Asset management, administration and commissions	3,186	2,874
Securities gains (losses)	2	(116)
Mortgage fees and related income	476	241
Credit card income	1,563	1,910
Other income	518	554

Noninterest revenue	12,850	10,182

Interest income	16,636	13,236
Interest expense	10,518	8,243

Net interest income	6,118	4,993

Total net revenue	18,968	15,175

Provision for credit losses	1,008	831

Noninterest expense
Compensation expense	6,234	5,548
Occupancy expense	640	594
Technology, communications and equipment expense	922	869
Professional & outside services	1,200	1,008
Marketing	482	519
Other expense	735	816
Amortization of intangibles	353	355
Merger costs	62	71

Total noninterest expense	10,628	9,780

Income from continuing operations before income tax expense	7,332	4,564
Income tax expense	2,545	1,537

Income from continuing operations	4,787	3,027
Income from discontinued operations	—	54

Net income	$4,787	$3,081

Net income applicable to common stock	$4,787	$3,077

Per common share data
Basic earnings per share
Income from continuing operations	$1.38	$0.87
Net income	1.38	0.89

Diluted earnings per share
Income from continuing operations	$1.34	$0.85
Net income	1.34	0.86

Average basic shares	3,456.4	3,472.7
Average diluted shares	3,559.5	3,570.8

Cash dividends per common share	$0.34	$0.34

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(in millions, except share data)	2007	2006

Assets
Cash and due from banks	$31,836	$40,412
Deposits with banks	30,973	13,547
Federal funds sold and securities purchased under resale agreements (included $15,836 at fair value at March 31, 2007)	144,306	140,524
Securities borrowed	84,800	73,688
Trading assets (included assets pledged of $93,180 at March 31, 2007, and $82,474 at December 31, 2006)	423,331	365,738
Securities:
Available-for-sale (included assets pledged of $58,269 at March 31, 2007, and $39,571 at December 31, 2006)	96,975	91,917
Held-to-maturity (fair value: $56 at March 31, 2007, and $60 at December 31, 2006)	54	58

Loans (included $965 accounted for at fair value at March 31, 2007)	449,765	483,127
Allowance for loan losses	(7,300)	(7,279)

Loans, net of Allowance for loan losses	442,465	475,848

Private equity investments (included $6,701 at fair value at March 31, 2007)	6,788	6,359
Accrued interest and accounts receivable	23,663	22,891
Premises and equipment	8,728	8,735
Goodwill	45,063	45,186
Other intangible assets:
Mortgage servicing rights	7,937	7,546
Purchased credit card relationships	2,758	2,935
All other intangibles	4,205	4,371
Other assets (included $12,675 at fair value at March 31, 2007)	55,036	51,765

Total assets	$1,408,918	$1,351,520

Liabilities
Deposits:
U.S. offices:
Noninterest-bearing	$123,942	$132,781
Interest-bearing (included $1,402 at fair value at March 31, 2007)	342,368	337,812
Non-U.S. offices:
Noninterest-bearing	8,104	7,662
Interest-bearing (included $3,981 at fair value at March 31, 2007)	152,014	160,533

Total deposits	626,428	638,788
Federal funds purchased and securities sold under repurchase agreements (included $6,537 at fair value at March 31, 2007)	218,917	162,173
Commercial paper	25,354	18,849
Other borrowed funds (included $7,445 at fair value at March 31, 2007)	19,871	18,053
Trading liabilities	144,625	147,957
Accounts payable, accrued expenses and other liabilities (included the Allowance for lending-related commitments of $553 at March 31, 2007, and $524 at December 31, 2006)	87,603	88,096
Beneficial interests issued by consolidated VIEs (included $2,354 at fair value at March 31, 2007)	13,109	16,184
Long-term debt (included $53,012 at fair value at March 31, 2007, and $25,370 at December 31, 2006)	143,274	133,421
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	12,033	12,209

Total liabilities	1,291,214	1,235,730

Commitments and contingencies (see Note 21 of this Form 10-Q)
Stockholders’ equity
Common stock ($1 par value; authorized 9,000,000,000 shares at March 31, 2007 and December 31, 2006; issued 3,657,776,566 shares and 3,657,786,282 shares at March 31, 2007, and December 31, 2006, respectively)	3,658	3,658
Capital surplus	77,760	77,807
Retained earnings	48,105	43,600
Accumulated other comprehensive income (loss)	(1,482)	(1,557)
Treasury stock, at cost (241,485,038 shares at March 31, 2007, and 196,102,381 shares at December 31, 2006)	(10,337)	(7,718)

Total stockholders’ equity	117,704	115,790

Total liabilities and stockholders’ equity	$1,408,918	$1,351,520

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (UNAUDITED)

Three months ended March 31,
(in millions, except per share data)	2007	2006

Preferred stock
Balance at beginning of the year	$—	$139
Redemption of preferred stock	—	(139)

Balance at end of period	—	—

Common stock
Balance at beginning of year	3,658	3,618
Issuance of common stock	—	27

Balance at end of period	3,658	3,645

Capital surplus
Balance at beginning of year	77,807	74,994
Shares issued and commitments to issue common stock for employee stock-based compensation awards and related tax effects	(47)	1,159

Balance at end of period	77,760	76,153

Retained earnings
Balance at beginning of year	43,600	33,848
Cumulative effect of change in accounting principles	915	172

Balance at beginning of year, adjusted	44,515	34,020
Net income	4,787	3,081
Cash dividends declared:
Preferred stock	—	(4)
Common stock ($0.34 per share each period)	(1,197)	(1,205)

Balance at end of period	48,105	35,892

Accumulated other comprehensive income (loss)
Balance at beginning of year	(1,557)	(626)
Cumulative effect of change in accounting principles	(1)	—

Balance at beginning of year, adjusted	(1,558)	(626)
Other comprehensive income (loss)	76	(391)

Balance at end of period	(1,482)	(1,017)

Treasury stock, at cost
Balance at beginning of year	(7,718)	(4,762)
Purchase of treasury stock	(4,002)	(1,291)
Reissuance from treasury stock	1,512	—
Share repurchases related to employee stock-based compensation awards	(129)	(283)

Balance at end of period	(10,337)	(6,336)

Total stockholders’ equity	$117,704	$108,337

Comprehensive income
Net income	$4,787	$3,081
Other comprehensive income (loss)	76	(391)

Comprehensive income	$4,863	$2,690

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three months ended March 31,
(in millions)	2007	2006

Operating activities
Net income	$4,787	$3,081
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	1,008	831
Depreciation and amortization	523	482
Amortization of intangibles	353	355
Deferred tax expense	1,054	554
Investment securities (gains) losses	(2)	116
Private equity unrealized gains	(650)	(84)
Stock-based compensation	511	839
Originations and purchases of loans held-for-sale	(29,250)	(26,733)
Proceeds from sales and securitizations of loans held-for-sale	31,090	25,760
Net change in:
Trading assets	(42,056)	(9,330)
Securities borrowed	(11,112)	(18,676)
Accrued interest and accounts receivable	(772)	848
Other assets	(3,912)	(2,459)
Trading liabilities	(3,070)	11,383
Accounts payable, accrued expenses and other liabilities	(181)	(6,330)
Other operating adjustments	161	222

Net cash used in operating activities	(51,518)	(19,141)

Investing activities
Net change in:
Deposits with banks	(17,426)	11,405
Federal funds sold and securities purchased under resale agreements	(3,803)	(19,774)
Held-to-maturity securities:
Proceeds	4	5
Available-for-sale securities:
Proceeds from maturities	7,791	6,456
Proceeds from sales	14,829	30,369
Purchases	(28,038)	(56,931)
Proceeds from sales and securitization of loans held-for-investment	14,195	7,537
Other changes in loans, net	1,649	(13,778)
Net cash used in business acquisitions	—	(663)
All other investing activities, net	(1,047)	873

Net cash used in investing activities	(11,846)	(34,501)

Financing activities
Net change in:
Deposits	(14,612)	25,483
Federal funds purchased and securities sold under repurchase agreements	56,764	25,081
Commercial paper and other borrowed funds	8,319	943
Proceeds from the issuance of long-term debt and trust preferred capital debt securities	23,231	12,354
Repayments of long-term debt and trust preferred capital debt securities	(14,880)	(9,316)
Net proceeds from the issuance of stock and stock-related awards	658	393
Excess tax benefits related to stock-based compensation	216	135
Redemption of preferred stock	—	(139)
Treasury stock purchased	(4,002)	(1,291)
Cash dividends paid	(1,207)	(1,215)
All other financing activities, net	256	1,393

Net cash provided by financing activities	54,743	53,821

Effect of exchange rate changes on cash and due from banks	45	54
Net (decrease) increase in cash and due from banks	(8,576)	233
Cash and due from banks at the beginning of the year	40,412	36,670

Cash and due from banks at the end of the period	$31,836	$36,903

Cash interest paid	$10,699	$8,395
Cash income taxes paid	1,596	234

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

See Glossary of Terms on pages 107–109 of this Form 10-Q for definitions of terms used throughout the Notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 – BASIS OF PRESENTATION
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States, with operations worldwide. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing, asset management and private equity. For a discussion of the Firm’s business segment information, see Note 25 on pages 103–105 of this Form 10-Q.
The accounting and financial reporting policies of JPMorgan Chase and its subsidiaries conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The unaudited consolidated financial statements prepared in conformity with U.S. GAAP require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and disclosures of contingent assets and liabilities. Actual results could be different from these estimates. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2006, as amended by the Form 8-K filed on May 10, 2007 (the “2006 Annual Report”).
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
There are two different accounting frameworks applicable to SPEs: the qualifying SPE (“QSPE”) framework under SFAS 140; and the variable interest entity (“VIE”) framework under FIN 46R. The applicable framework depends on the nature of the entity and the Firm’s relation to that entity. The QSPE framework is applicable when an entity transfers (sells) financial assets to an SPE meeting certain criteria defined in SFAS 140. These criteria are designed to ensure that the activities of the entity are essentially predetermined at the inception of the vehicle and that the transferor of the financial assets cannot exercise control over the entity and the assets therein. Entities meeting these criteria are not consolidated by the transferor or other counterparties as long as they do not have the unilateral ability to liquidate or to cause the entity no longer to meet the QSPE criteria. The Firm primarily follows the QSPE model for securitizations of its residential and commercial mortgages, credit card loans and automobile loans. For further details, see Note 15 on pages 90–94 of this Form 10-Q.

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
FIN 46R requires a variable interest holder (i.e., a counterparty to a VIE) to consolidate the VIE if that party will absorb a majority of the expected losses of the VIE, receive the majority of the expected residual returns of the VIE, or both. This party is considered the primary beneficiary. In making this determination, the Firm thoroughly evaluates the VIE’s design, capital structure and relationships among variable interest holders. When the primary beneficiary cannot be identified through a qualitative analysis, the Firm performs a quantitative analysis, which computes and allocates expected losses or residual returns to variable interest holders. The allocation of expected cash flows in this analysis is based upon the relative contractual rights and preferences of each interest holder in the VIE’s capital structure. For further details, see Note 16 on pages 95–96 of this Form 10-Q.
Investments in companies that are considered to be voting-interest entities under FIN 46R in which the Firm has significant influence over operating and financing decisions are either accounted for in accordance with the equity method of accounting or at fair value if elected under SFAS 159. These investments are generally included in Other assets with income or loss included in Other income.
All retained interests and significant transactions between the Firm, QSPEs and nonconsolidated VIEs are reflected on JPMorgan Chase’s Consolidated balance sheets or in the Notes to consolidated financial statements.
For a discussion of the accounting for Private equity investments, see Note 5 on pages 80–82 of this Form 10-Q.
Assets held for clients in an agency or fiduciary capacity by the Firm are not assets of JPMorgan Chase and are not included in the Consolidated balance sheets.
NOTE 2 – BUSINESS CHANGES AND DEVELOPMENTS
Investment in SLM Corporation
On April 16, 2007, an investor group, comprising JPMorgan Chase and three other firms, announced that they had signed a definitive agreement to purchase SLM Corporation (“Sallie Mae”) for approximately $25 billion. JPMorgan Chase will invest $2.2 billion and will own 24.9% of the company. The transaction requires the approval of Sallie Mae’s stockholders and is subject to regulatory approvals. It is expected to close in late 2007.
NOTE 3 – FAIR VALUE MEASUREMENT
In September 2006, the FASB issued SFAS 157, which is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. SFAS 157:
•
Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value;

•	Establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date;

•
Nullifies the guidance in EITF 02-3, which required the deferral of profit at inception of a transaction involving a derivative financial instrument in the absence of observable data supporting the valuation technique;

•	Eliminates large position discounts for financial instruments quoted in active markets and requires consideration of the Firm’s creditworthiness when valuing liabilities; and

•	Expands disclosures about instruments measured at fair value.
The Firm chose early adoption for SFAS 157 effective January 1, 2007.
The Firm also chose early adoption for SFAS 159 effective January 1, 2007. SFAS 159 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments and written loan commitments not previously recorded at fair value. As a result of adopting SFAS 159, the Firm elected fair value accounting for certain assets and liabilities not previously carried at fair value. For more information, see Note 4 on pages 77–80 of this Form 10-Q.

Determination of fair value
Following is a description of the Firm’s valuation methodologies for assets and liabilities measured at fair value. Such valuation methodologies were applied to all of the assets and liabilities carried at fair value, whether as a result of the adoption of SFAS 159 or previously carried at fair value.
The Firm has an established and well-documented process for determining fair values. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon internally developed models that use primarily market-based or independently-sourced market parameters, including interest rate yield curves, option volatilities and currency rates. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Firm’s creditworthiness, liquidity and unobservable parameters that are applied consistently over time.
•
Credit valuation adjustments (“CVA”) are necessary when the market price (or parameter) is not indicative of the credit quality of the counterparty. As few classes of derivative contracts are listed on an exchange, the majority of derivative positions are valued using internally developed models that use as their basis observable market parameters. Market practice is to quote parameters equivalent to an ‘AA’ credit rating; thus, all counterparties are assumed to have the same credit quality. Therefore, an adjustment is necessary to reflect the credit quality of each derivative counterparty to arrive at fair value.

•
Debit valuation adjustments (“DVA”) are necessary to reflect the credit quality of the Firm in the valuation of liabilities measured at fair value. This adjustment was incorporated into the Firm’s valuations commencing January 1, 2007, in accordance with SFAS 157. The methodology to determine the adjustment is consistent with CVA and incorporates JPMorgan Chase’s credit spread as observed through the credit default swap market.

•
Liquidity valuation adjustments are necessary when the Firm may not be able to observe a recent market price for a financial instrument that trades in inactive (or less active) markets or to reflect the cost of exiting larger-than-normal market-size risk positions. The Firm tries to ascertain the amount of uncertainty in the initial valuation based upon the degree of liquidity of the market in which the financial instrument trades and makes liquidity adjustments to the financial instrument. The Firm measures the liquidity adjustment based upon the following factors: (1) the amount of time since the last relevant pricing point; (2) whether there was an actual trade or relevant external quote; and (3) the volatility of the principal component of the financial instrument. Costs to exit larger-than-normal market-size risk positions are determined based upon the size of the adverse market move that is likely to occur during the extended period required to bring a position down to a nonconcentrated level.

•
Unobservable parameter valuation adjustments are necessary when positions are valued using internally developed models that use as their basis unobservable parameters – that is, parameters that must be estimated and are, therefore, subject to management judgment to substantiate the model valuation. These financial instruments are normally traded less actively. Examples include certain credit products where parameters such as correlation and recovery rates are unobservable. Parameter valuation adjustments are applied to mitigate the possibility of error and revision in the model-based estimate of market price provided by the model.

To ensure that the valuations are appropriate, the Firm has various controls in place. These include: an independent review and approval of valuation models; detailed review and explanation for profit and loss analyzed daily and over time; deconstruction of the model valuations for certain structured instruments into their components and benchmarking valuations, where possible, to similar products; and validating valuation estimates through actual cash settlement. Valuation adjustments are determined based upon established policies and are controlled by a price verification group, which is independent of the risk-taking function. Any changes to the valuation methodology are reviewed by management to ensure the changes are justified. As markets and products develop and the pricing for certain products becomes more transparent, the Firm continues to refine its valuation methodologies. For further discussion of market risk management, including the model review process, see Market risk management on pages 77–80 of JPMorgan Chase’s 2006 Annual Report.
The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Firm believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Valuation Hierarchy
SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows.
•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Assets
Securities purchased under resale agreements (“resale agreements”)
To estimate the fair value of resale agreements, cash flows are evaluated taking into consideration any derivative features of the resale agreement and are then discounted using the appropriate market rates for the applicable maturity. As the inputs into the valuation are primarily based upon readily observable pricing information, such resale agreements are generally classified within level 2 of the valuation hierarchy.
Loans
Where quoted market prices are not available, the fair value of loans is generally based upon observable market prices of similar instruments, including bonds, credit derivatives and loans with similar characteristics. If observable market prices are not available, fair value is based upon estimated cash flows adjusted for credit risk which are discounted using an interest rate appropriate for the maturity of the applicable loans. For loans that are expected to be securitized, fair value is estimated based upon observable pricing of asset-backed securities with similar collateral and incorporates adjustments (i.e., reductions) to these prices to account for securitization uncertainties including portfolio composition, market conditions and liquidity. The Firm’s loans are generally classified within level 2 of the valuation hierarchy; however, certain of the Firm’s loans, including purchased nonperforming loans, are classified in level 3 due to the lack of observable pricing data.
Securities
Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy, include certain collateralized mortgage and debt obligations and certain high-yield debt securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. Securities classified within level 3 include certain residual interests in securitizations and other less liquid securities.
Commodities
Commodities inventory is carried at the lower of cost or fair value. For the majority of commodities inventory, fair value is determined by reference to prices in active markets. The fair value for other commodities inventory is determined primarily using pricing and data derived from the markets on which the underlying commodities are traded. Market prices may be adjusted for liquidity. The majority of commodities contracts are classified within level 2 of the valuation hierarchy.

Derivatives
Exchange-traded derivatives valued using quoted prices are classified within level 1 of the valuation hierarchy. However, few classes of derivative contracts are listed on an exchange; thus, the majority of the Firm’s derivative positions are valued using internally developed models that use as their basis readily observable market parameters and are classified within level 2 of the valuation hierarchy. Such derivatives include basic interest rate swaps and options and credit default swaps. Derivatives that are valued based upon models with significant unobservable market parameters and that are normally traded less actively or have trade activity that is one way are classified within level 3 of the valuation hierarchy. Examples include long-dated interest rate or currency swaps, where swap rates may be unobservable for longer maturities; and certain credit products, where correlation and recovery rates are unobservable.
Mortgage servicing rights and certain other retained interests in securitizations
Mortgage servicing rights (“MSRs”) and certain other retained interests from securitization activities do not trade in an active, open market with readily observable prices. For example, sales of MSRs do occur, but the precise terms and conditions typically are not readily available. Accordingly, the Firm estimates the fair value of MSRs and certain other retained interests in securitizations using discounted cash flow (“DCF”) models.
•
For MSRs, the Firm uses an option adjusted spread (“OAS”) valuation model in conjunction with the Firm’s proprietary prepayment model to project MSR cash flows over multiple interest rate scenarios, which are then discounted at risk-adjusted rates to estimate an expected fair value of the MSRs. The OAS model considers portfolio characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenues, costs to service and other economic factors. Due to the nature of the valuation inputs, MSRs are classified within level 3 of the valuation hierarchy.

•
For certain other retained interests in securitizations (such as interest-only strips), a single interest rate path DCF model is used and generally includes assumptions based upon projected finance charges related to the securitized assets, estimated net credit losses, prepayment assumptions and contractual interest paid to third-party investors. Changes in the assumptions used may have a significant impact on the Firm’s valuation of retained interests and such interests are therefore typically classified within level 3 of the valuation hierarchy.

For both MSRs and certain other retained interests in securitizations, the Firm compares its fair value estimates and assumptions to observable market data where available and to recent market activity and actual portfolio experience. For further discussion of the most significant assumptions used to value retained interests in securitizations and MSRs, as well as the applicable stress tests for those assumptions, see Notes 15 and 17 on pages 90–94 and 96–98, respectively, of this Form 10-Q.
Private equity investments
The valuation of nonpublic private equity investments, held primarily by the Private Equity business within Corporate, requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets. Private equity investments are valued initially based upon transaction price. The carrying values of private equity in-value investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by senior investment managers. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies, changes in market outlook and the third-party financing environment over time. In determining valuation adjustments resulting from the investment review process, emphasis is placed on current company performance and market conditions. Nonpublic Private equity investments are included in level 3 of the valuation hierarchy.
Private equity investments also include publicly held equity investments, generally obtained through the initial public offering of privately held equity investments. Publicly held investments are marked-to-market at the quoted public value less adjustments for regulatory or contractual sales restrictions. Discounts for restrictions are quantified by analyzing the length of the restriction period and the volatility of the equity security. Publicly held investments are primarily classified in level 2 of the valuation hierarchy.

Liabilities
Deposits and Securities sold under repurchase agreements (“repurchase agreements”)
To estimate the fair value of term deposits and repurchase agreements, cash flows are evaluated taking into consideration any derivative features in the deposits or repurchase agreements and are then discounted using the appropriate market rates for the applicable maturity. As the inputs into the valuation are primarily based upon readily observable pricing information, such deposits and repurchase agreements are classified within level 2 of the valuation hierarchy.
Beneficial interests issued by consolidated VIEs
The fair value of beneficial interests issued by consolidated VIEs (beneficial interests) is estimated based upon the fair value of the underlying assets held by the VIEs. The valuation of beneficial interests does not include an adjustment to reflect the credit quality of the Firm as the holders of these beneficial interests do not have recourse to the general credit of JPMorgan Chase. As the inputs into the valuation are generally based upon readily observable pricing information, the majority of beneficial interests used by consolidated VIEs are classified within level 2 of the valuation hierarchy.
Other borrowed funds and Long-term debt
Included within Other borrowed funds and Long-term debt are structured notes issued by the Firm that are financial instruments containing embedded derivatives. To estimate the fair value of structured notes, cash flows are evaluated taking into consideration any derivative features and are then discounted using the appropriate market rates for the applicable maturities. In addition, the valuation of structured notes includes an adjustment to reflect the credit quality of the Firm (i.e., the DVA). Where the inputs into the valuation are primarily based upon readily observable pricing information, the structured notes are classified within level 2 of the valuation hierarchy. Where significant inputs are unobservable, structured notes are classified within level 3 of the valuation hierarchy.
The following table presents the financial instruments carried at fair value as of March 31, 2007, by caption on the Consolidated balance sheets and by SFAS 157 valuation hierarchy (as described above).
Assets and liabilities measured at fair value on a recurring basis

				Internal models	Internal models
				with significant	with significant
	Total carrying		Quoted market	observable	unobservable
	value in the		prices in active	market	market
	Consolidated	FIN 39	markets	parameters	parameters
March 31, 2007 (in millions)	balance sheet	netting(b)	(Level 1)	(Level 2)	(Level 3)

Federal funds sold and securities purchased under resale agreements	$15,836	$—	$—	$15,836	$—

Trading assets:		—
Debt and equity instruments	373,684	—	186,130	178,553	9,001
Derivative receivables	49,647	(556,137)	5,240	594,123	6,421

Total trading assets	423,331	(556,137)	191,370	772,676	15,422

Available-for-sale securities	96,975	—	92,101	4,703	171
Loans	965	—	—	55	910
Private equity investments(a)	6,701	—	64	552	6,085
Mortgage servicing rights	7,937	—	—	—	7,937
Other assets	12,675	—	11,102	16	1,557

Total assets at fair value	$564,420	$(556,137)	$294,637	$793,838	$32,082

Deposits	$5,383	$—	$—	$5,000	$383
Federal funds purchased and securities sold under repurchase agreements	6,537	—	—	6,537	—
Other borrowed funds	7,445	—	—	7,445	—
Trading liabilities:
Debt and equity instruments	94,309	—	76,272	18,030	7
Derivative payables	50,316	(554,785)	4,734	591,174	9,193

Total trading liabilities	144,625	(554,785)	81,006	609,204	9,200

Beneficial interests issued by consolidated VIEs	2,354	—		2,352	2
Long-term debt	53,012	—	—	39,604	13,408

Total liabilities at fair value	$219,356	$(554,785)	$81,006	$670,142	$22,993

(a)	Included within Private equity investments are public equity securities held within the Private Equity business.
(b)
FIN 39 permits the netting of Derivative receivables and Derivative payables when a legally enforceable master netting agreement exists between the Firm and a derivative counterparty. A master netting agreement is an agreement between two counterparties who have multiple derivative contracts with each other that provide for the net settlement of all contracts, as well as cash collateral, through a single payment, in a single currency, in the event of default on or termination of any one contract.

Changes in level three (3) fair value measurements
The table below includes a rollforward of the balance sheet amounts for the first quarter of 2007 (including the change in fair value) for financial instruments classified by the Firm within level 3 of the valuation hierarchy. When a determination is made to classify a financial instrument within level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk manages the observable components of level 3 financial instruments using cash and derivative positions that are classified within level 1 or 2 of the valuation hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the table do not reflect the effect of the Firm's risk management activities related to such level 3 instruments.

	Trading
	assets-debt	Available-		Private
Three months ended March 31, 2007	and equity	for-sale		equity	Other
(in millions)	instruments	securities	Loans	investments	assets

Fair value, January 1, 2007	$9,320	$177	$643	$5,536	$1,548
Total realized and unrealized gains and (losses) included in income	(87)	—	8	1,133	—
Purchases, issuances and settlements, net	190	(6)	259	(572)	9
Transfers in and/or out of level 3	(422)	—	—	(12)	—

Fair value, March 31, 2007	$9,001	$171	$910	$6,085	$1,557

Total unrealized gains and (losses) included in income related to financial assets and liabilities still on the Consolidated balance sheet at March 31, 2007	$(95)	$—	$6	$616	$—

		Trading		Beneficial
		liabilities-		interests
		debt	Net	issued by
Three months ended March 31, 2007		and equity	derivative	consolidated	Long-term
(in millions)	Deposits	instruments	payables	VIEs	debt

Fair value, January 1, 2007	$385	$32	$2,800	$8	$11,386
Total realized and unrealized (gains) and losses included in income	4	—	(127)	(6)	313
Purchases, issuances and settlements, net	(6)	(25)	54	—	1,709
Transfers in and/or out of level 3	—	—	45	—	—

Fair value, March 31, 2007	$383	$7	$2,772	$2	$13,408

Total unrealized (gains) and losses included in income related to financial assets and liabilities still on the Consolidated balance sheet at March 31, 2007	$—	$4	$(223)	$(6)	$323

(a)	MSRs are classified within level 3 of the valuation hierarchy. For a rollforward of balance sheet amounts related to MSRs, see Note 17 on pages 96–98 of this Form 10-Q.
Nonrecurring fair value changes
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). During the first quarter of 2007, the Firm recorded a loss of $142 million principally due to fair value adjustments for approximately $9.2 billion of loans (primarily classified in level 2 of the valuation hierarchy) and $127 million of receivables classified within level 3 of the valuation hierarchy.

Transition
In connection with the Firm’s adoption of SFAS 157 effective January 1, 2007, the Firm recorded the following:
•	A cumulative effect increase to Retained earnings of $287 million primarily related to the release of profit previously deferred in accordance with EITF 02-3;
•	An increase to revenue of $166 million ($103 million after-tax) related to the incorporation of the Firm’s creditworthiness in the valuation of liabilities recorded at fair value; and
•	An increase to revenue of $464 million ($288 million after-tax) related to nonpublic private equity investments.
Prior to the adoption of SFAS 157, the Firm applied the provisions of EITF 02-3 to its derivative portfolio. EITF 02-3 precluded the recognition of initial trading profit in the absence of: (a) quoted market prices, (b) observable prices of other current market transactions or (c) other observable data supporting a valuation technique. The Firm recognized the deferred profit in Principal transactions revenue on a systematic basis (typically straight-line amortization over the life of the instruments) and when observable market data became available.
Prior to the adoption of SFAS 157, privately held investments were initially valued based upon cost. The carrying values of privately held investments were adjusted from cost to reflect both positive and negative changes evidenced by financing events with third-party capital providers. The investments were also subject to ongoing impairment reviews by Private equity senior investment professionals. The increase in revenue related to nonpublic Private equity investments in connection with the adoption of SFAS 157 was due to there being sufficient market evidence to support an increase in fair values using the SFAS 157 methodology, although there had not been an actual third party market transaction related to such investments.
NOTE 4 – FAIR VALUE OPTION
In February of 2007, the FASB issued SFAS 159, which is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. SFAS 159 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. The Firm chose early adoption for SFAS 159 effective January 1, 2007.
The Firm’s fair value elections are intended to eliminate volatility in Net income caused by measuring assets and liabilities on a different basis and to align the accounting with the Firm’s risk management practices for those financial instruments managed on a fair value basis. The following table provides detail regarding the Firm’s elections by balance sheet line as of January 1, 2007.

			Adjusted
	Carrying value		carrying value
	of financial	Transition gain/(loss)	of financial
	instruments as of	recorded in	instruments as of
(in millions)	January 1, 2007(c)	Retained earnings(d)	January 1, 2007

Federal funds sold and securities purchased under resale agreements	$12,970	$(21)	$12,949
Trading assets – Debt and equity instruments	28,841	32	28,873
Loans	759	55	814
Other assets(a)	1,176	14	1,190

Deposits(b)	(4,427)	21	(4,406)
Federal funds purchased and securities sold under repurchase agreements	(6,325)	20	(6,305)
Other borrowed funds	(5,502)	(4)	(5,506)
Beneficial interests issued by consolidated VIEs	(2,339)	5	(2,334)
Long-term debt	(39,025)	198	(38,827)

Pretax cumulative effect of adoption of SFAS 159		320
Deferred taxes		(122)
Reclassification from Accumulated other comprehensive income (loss)		1

Cumulative effect of adoption of SFAS 159		$199

(a)	Included in Other assets are items, such as receivables, that are eligible for the fair value option election but were not elected by the Firm as these assets are not managed on a fair value basis.
(b)
Included within deposits are structured deposits that are carried at fair value pursuant to the fair value option. Other time deposits which were eligible for election, but are not managed on a fair value basis, continue to be carried on an accrual basis. Demand deposits are not eligible for election under the fair value option.

(c)
Included in the January 1, 2007 carrying values are certain financial instruments previously carried at fair value by the Firm such as structured liabilities elected pursuant to SFAS 155 and loans purchased as part of IB trading activities.

(d)
When fair value elections were made, certain financial instruments were reclassified on the consolidated balance sheet (for example, warehouse loans were moved from Loans to Trading assets). The transition adjustment for these financial instruments has been included in the line item in which they were classified subsequent to the fair value election.

Elections
The following is a discussion of the financial instruments for which fair value elections were made in the first quarter of 2007 and the basis for those elections:
Loans
On January 1, 2007, the Firm elected to record, at fair value, certain loans that are extended as part of principal investing activities. The loans continue to be classified within Loans. The transition amount related to the election to fair value these loans included a reversal of the Allowance for loan losses of $56 million.
The Firm also elected at January 1, 2007, to record certain held-for-sale loans at fair value. These loans were reclassified to Trading assets – Debt and equity instruments. This election enabled the Firm to record loans purchased as part of the IB's proprietary activities at fair value and discontinue SFAS 133 fair value hedge relationships for certain originated loans.
In addition to the retrospective elections noted above, the Investment Bank (“IB”) elected to record loan originations and purchases entered into after January 1, 2007 as part of its securitization warehousing activities at fair value. Similarly, Retail Financial Services (“RFS”) elected to record prime mortgage loans originated after January 1, 2007, that are warehoused pending the Firm's determination to sell or to securitize, at fair value. These elections were made prospectively based upon the short holding period of the loans and/or the negligible impact of the elections. Warehouse loans carried at fair value have been reclassified to Trading assets – Debt and equity instruments. For additional information regarding warehouse loans, see Note 15 on pages 90–94 of this Form 10-Q.
Resale and Repurchase Agreements
On January 1, 2007, the Firm elected to record at fair value resale and repurchase agreements with an embedded derivative or a maturity greater than one year. The intent of this election was to mitigate volatility due to the differences in the measurement basis for the agreements (which were previously accounted for on an accrual basis) and the associated risk management arrangements (which are accounted for on a fair value basis). An election was not made for short-term agreements as the carrying value for such agreements generally approximates fair value. For additional information regarding these agreements, see Note 12 on page 87 of this Form 10-Q.
Structured Notes
The IB issues structured notes as part of its client-driven activities. Structured notes are financial instruments that contain embedded derivatives and are included in Long-term debt. On January 1, 2007, the Firm elected to record at fair value all structured notes not previously elected or eligible for election under SFAS 155. As a result, all structured notes will be carried consistently on a fair value basis. The election was made to mitigate the volatility due to the differences in the measurement basis for structured notes and the associated risk management arrangements and to eliminate the operational burdens of having different accounting models for the same type of financial instrument.

The following table presents the changes in fair value included in the Consolidated statements of income for items for which the fair value election was made.

		Mortgage fees		Total changes
Three months ended March 31, 2007	Principal	and related		in fair value
(in millions)	transactions(c)	income	Other income	recorded

Federal funds sold and securities purchased under resale agreements	$32	$—	$—	$32
Trading assets – Debt and equity instruments	492	206	—	698
Loans
Changes in instrument-specific credit risk(a)	10	—	—	10
Other changes in fair value	8	—	—	8
Other assets	—	—	(4)	(4)

Deposits	(144)	—	—	(144)
Federal funds purchased and securities sold under repurchase agreements	(5)	—	—	(5)
Other borrowed funds	(38)	—	—	(38)
Beneficial interests issued by consolidated VIEs	(10)	—	—	(10)
Long-term debt:
Changes in instrument-specific credit risk(b)	50	—	—	50
Other changes in fair value	(106)	—	—	(106)

(a)
For floating-rate instruments, changes in value are attributed to instrument–specific credit risk. For fixed-rate instruments, an allocation of the changes in value for the period is made between those changes in value that are interest rate–related and changes in value that are credit-related. Allocations are based upon an analysis of borrower–specific credit spread and recovery information, where available, or benchmarking to similar entities or industries.

(b)	For Long-term debt, changes in value attributable to instrument–specific credit risk were derived principally from observable changes in the Firm’s credit spread.
(c)
Included in the amounts are gains and losses related to certain financial instruments previously carried at fair value by the Firm such as structured liabilities elected pursuant to SFAS 155 and loans purchased as part of IB trading activities.

The Firm’s fair value elections were intended to mitigate the volatility in earnings created by recording financial instruments and the related risk management instruments on a different basis of accounting or to eliminate the operational complexities of applying hedge accounting. However, the profit and loss information presented above only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following tables reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of March 1, 2007, for Loans and Long-term debt for which the SFAS 159 fair value option has been elected. The loans were classified in Loans or Trading assets – debt and equity instruments.

			Fair value over (under)
	Remaining aggregate		remaining aggregate
	contractual principal		contractual principal
March 31, 2007 (in millions)	amount outstanding	Fair value	amount outstanding

Performing loans 90 days or more past due
Loans	$—	$—	$—
Loans reported as Trading assets	2	2	—
Nonaccrual loans
Loans	26	19	(7)
Loans reported as Trading assets	4,669	3,384	(1,285)

Subtotal	4,697	3,405	(1,292)
All other performing loans
Loans	895	881	(14)
Loans reported as Trading assets	38,477	39,499	1,022

Total loans	44,069	43,785	(284)

Principal protected debt	$(14,631)	$(15,456)	$825
Nonprincipal protected debt(a)	NA	(37,556)	NA

Total Long-term debt	NA	$(53,012)	NA

(a)	Balance not applicable as the return of principal is based upon performance of an underlying variable, and therefore may not occur in full.
NOTE 5 – PRINCIPAL TRANSACTIONS
Principal transactions revenue consists of realized and unrealized gains and losses from trading activities (including physical commodities inventories that are accounted for at the lower of cost or fair value) and changes in fair value associated with financial instruments held by the Investment Bank for which the SFAS 159 fair value option was elected. Principal transactions also includes private equity gains and losses.
In the first quarter of 2007, JPMorgan Chase changed the classification of certain transaction costs that were previously reported within Principal transactions revenue to Professional and outside services expense. The prior-period presentation of Principal transactions revenue and Professional and outside services expense has been revised. The amount reclassified in the first quarter of 2006 was $107 million. The change in classification did not affect Income from continuing operations and Net income as reported in JPMorgan Chase’s Consolidated statements of income in any period.
The following table presents Principal transactions revenue.

Three months ended March 31,
(in millions)	2007	2006

Trading revenue	$3,125	$2,450
Private equity gains	1,346	259

Total Principal transactions revenue	$4,471	$2,709

Trading assets and liabilities
Trading assets include debt and equity instruments held for trading purposes that JPMorgan Chase owns (“long” positions) and certain loans for which the Firm manages on a fair value basis and has elected the SFAS 159 fair value option. Trading liabilities include debt and equity instruments that the Firm has sold to other parties but does not own (“short” positions). The Firm is obligated to purchase instruments at a future date to cover the short positions. Included in Trading assets and Trading liabilities are the reported receivables (unrealized gains) and payables (unrealized losses) related to derivatives. Trading positions are carried at fair value on the Consolidated balance sheets. For a discussion of the valuation of Trading assets and Trading liabilities, see Note 3 on pages 71–77 of this Form 10-Q.
The following table presents the fair value of Trading assets and Trading liabilities for the dates indicated.

	March 31,	December 31,
(in millions)	2007	2006

Trading assets
Debt and equity instruments:
U.S. government and federal agency obligations	$19,171	$17,358
U.S. government-sponsored enterprise obligations	34,583	28,544
Obligations of state and political subdivisions	9,800	9,569
Certificates of deposit, bankers’ acceptances and commercial paper	11,693	8,204
Debt securities issued by non-U.S. governments	66,150	58,387
Corporate debt securities	78,104	71,470
Equity securities	85,841	86,862
Loans	42,885	16,595
Other	25,457	13,148

Total debt and equity instruments	373,684	310,137

Derivative receivables:(a)
Interest rate	24,209	28,932
Foreign exchange	3,204	4,260
Equity	6,693	6,246
Credit derivatives	6,503	5,732
Commodity	9,038	10,431

Total derivative receivables	49,647	55,601

Total trading assets	$423,331	$365,738

Trading liabilities
Debt and equity instruments(b)	$94,309	$90,488

Derivative payables:(a)
Interest rate	16,480	22,738
Foreign exchange	4,681	4,820
Equity	16,026	16,579
Credit derivatives	6,505	6,003
Commodity	6,624	7,329

Total derivative payables	50,316	57,469

Total trading liabilities	$144,625	$147,957

(a)
Included in Trading assets and Trading liabilities are the reported receivables (unrealized gains) and payables (unrealized losses) related to derivatives. These amounts are reported net of cash received and paid of $20.7 billion and $19.4 billion, respectively, at March 31, 2007, and $23.0 billion and $18.8 billion, respectively, at December 31, 2006, under legally enforceable master netting agreements.

(b)	Primarily represents securities sold, not yet purchased.

Average Trading assets and liabilities were as follows for the periods indicated.

Three months ended March 31, (in millions)	2007	2006

Trading assets – debt and equity instruments	$345,870	$256,441
Trading assets – derivative receivables	58,781	52,031

Trading liabilities – debt and equity instruments(a)	$95,538	$104,119
Trading liabilities – derivative payables	57,465	54,842

(a)	Primarily represents securities sold, not yet purchased.
Private equity
The following table presents the carrying value and cost of the Private equity investment portfolio for the dates indicated:

	March 31, 2007		December 31, 2006
(in millions)	Carrying value	Cost	Carrying value	Cost

Total private equity investments	$6,788	$7,279	$6,359	$7,560

Private equity investments are held primarily by the Private Equity business within Corporate. Private Equity includes investments in buyouts, growth equity and venture opportunities. These investments are accounted for under investment company guidelines. Accordingly, these investments, irrespective of the percentage of equity ownership interest held are carried on the Consolidated balance sheets at fair value. Realized and unrealized gains and losses arising from changes in value are reported in Principal transactions revenue in the Consolidated statements of income in the period that the gains or losses occur. For a discussion of the valuation of Private equity investments, see Note 3 on pages 71–77 of this Form 10-Q.
NOTE 6 – OTHER NONINTEREST REVENUE
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
The following table presents the components of Investment banking fees.

Three months ended March 31,
(in millions)	2007	2006

Underwriting:
Equity	$393	$212
Debt	868	564

Total underwriting	1,261	776
Advisory	478	393

Total	$1,739	$1,169

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
In the first quarter of 2007, JPMorgan Chase changed the classification of certain transaction costs that were previously reported within Asset management, administration, and commissions to Professional and outside services expense. The prior-period presentation of Asset management, administration, and commissions and Professional and outside services expense has been revised. The change in classification did not affect Income from continuing operations and Net income as reported in JPMorgan Chase’s Consolidated statements of income in any period.
Mortgage fees and related income
This revenue category primarily reflects Retail Financial Services mortgage banking revenue, including fees and income derived from mortgages originated with the intent to sell, mortgage sales and servicing; the impact of risk management activities associated with the mortgage pipeline, warehouse and mortgage servicing rights (“MSRs”); and revenues related to any residual interests held from mortgage securitizations. This revenue category also includes gains on sales and lower of cost or fair value adjustments for held-for-sale mortgage loans, as well as changes in fair value for mortgage loans originated with the intent to sell measured at fair value under SFAS 159. Costs to originate held-for-sale loans are deferred and recognized as a component of the gain on sale. For loans measured at fair value under SFAS 159, origination costs are recognized in the associated expense category as incurred. Net interest income from the mortgage loans and securities gains and losses on AFS securities used in mortgage-related risk management activities are not included in Mortgage fees and related income. For a further discussion of MSRs, see Note 16 on pages 121–122 of the Annual Report and Note 17 on page 97 of this Form 10-Q.
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

NOTE 7 – INTEREST INCOME AND INTEREST EXPENSE
Details of Interest income and Interest expense were as follows.

Three months ended March 31,
(in millions)	2007	2006	(b)

Interest income(a)
Loans	$8,691	$7,494
Securities	1,298	748
Trading assets	3,753	2,522
Federal funds sold and securities purchased under resale agreements	1,655	1,193
Securities borrowed	1,053	728
Deposits with banks	186	220
Interests in purchased receivables	—	331

Total Interest income	16,636	13,236
Interest expense(a)
Interest-bearing deposits	4,995	3,551
Short-term and other liabilities	3,964	3,050
Long-term debt	1,408	1,235
Beneficial interests issued by consolidated VIEs	151	407

Total Interest expense	10,518	8,243

Net interest income	6,118	4,993
Provision for credit losses	1,008	831

Net Interest income after provision for credit losses	$5,110	$4,162

(a)
Interest income and Interest expense includes the current period interest accruals for financial instruments measured at fair value except for financial instruments containing embedded derivatives that would be separately accounted for in accordance with SFAS 133 absent the fair value election; for those instruments, all changes in value, including any interest elements, are reported in Principal transactions revenue.

(b)	Prior periods have been adjusted to reflect the reclassification of certain amounts to more appropriate interest income and interest expense lines.
NOTE 8 – PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
For a discussion of JPMorgan Chase’s pension and other postretirement employee benefit (“OPEB”) plans, see Note 7 on pages 100–105 of JPMorgan Chase’s 2006 Annual Report. The Firm prospectively adopted SFAS 158 as required on December 31, 2006.
The following table presents the components of net periodic benefit cost reported in the Consolidated statements of income for the Firm’s U.S. and non-U.S. defined benefit pension and OPEB plans.

	Defined benefit pension plans
	U.S.		Non-U.S.		OPEB plans
Three months ended March 31, (in millions)	2007	2006(b)	2007	2006	2007	2006

Components of net periodic benefit cost
Benefits earned during the period	$63	$71	$9	$7	$1	$2
Interest cost on benefit obligations	117	113	36	28	21	18
Expected return on plan assets	(178)	(173)	(38)	(29)	(23)	(23)
Amortization:
Net actuarial loss	—	3	13	10	8	6
Prior service cost (credit)	1	1	—	—	(4)	(5)
Curtailment loss	—	—	—	1	—	—

Subtotal	3	15	20	17	3	(2)
Other defined benefit pension plans(a)	1	1	16	10	NA	NA

Total defined benefit pension plans	4	16	36	27	NA	NA
Total defined contribution plans	63	59	53	44	NA	NA

Total pension and OPEB cost included in Compensation expense	$67	$75	$89	$71	$3	$(2)

(a)	Includes various defined benefit pension plans, which are individually immaterial.
(b)
Revised primarily to incorporate amounts related to the U.S. defined benefit pension plans not subject to Title IV of the Employee Retirement Income Security Act of 1974 (e.g., Excess Retirement Plan).

The fair value of plan assets for the U.S. defined benefit pension and OPEB plans and material non-U.S. defined benefit pension plans was $11.3 billion and $2.7 billion, respectively, as of March 31, 2007, and $11.3 billion and $2.8 billion, respectively, as of December 31, 2006.
The amount of 2007 potential contributions for the U.S. qualified defined benefit pension plans, if any, are not reasonably estimable at this time. The amount of 2007 potential contributions for U.S. non-qualified defined benefit pension plans is $36 million. The amount of 2007 potential contributions for non-U.S. defined benefit pension plans is $115 million and for OPEB plans is $3 million.
NOTE 9 – EMPLOYEE STOCK-BASED INCENTIVES
For a discussion of the accounting policies and other information relating to employee stock-based compensation, see Note 8 on pages 105–107 of JPMorgan Chase’s 2006 Annual Report.
Effective January 1, 2006, the Firm adopted SFAS 123R and all related interpretations using the modified prospective transition method. SFAS 123R requires all share-based payments to employees, including employee stock options and stock-settled stock appreciation rights (SARs), be measured at their grant date fair values.
Upon adopting SFAS 123R, the Firm revised its accounting policies for share-based payments granted to retirement-eligible employees. Prior to the adoption, the Firm’s accounting policy for share-based payment awards granted to retirement-eligible employees was to recognize compensation cost over the award’s stated service period. For awards granted to retirement-eligible employees in 2006, JPMorgan Chase recognized compensation expense on the grant date without giving consideration to the impact of the post employment restrictions. In the first quarter of 2006, the Firm also began to accrue the estimated cost of stock awards to be granted to retirement-eligible employees in the following year.
The Firm recognized noncash compensation expense related to its various employee stock-based incentives of $511 million and $839 million (including the total incremental impact of adopting SFAS 123R of $459 million) for the quarters ended March 31, 2007 and 2006, respectively, in its Consolidated statements of income. These amounts included an accrual for the estimated cost of stock awards to be granted to retirement-eligible employees of $130 million and $143 million for the quarters ended March 31, 2007 and 2006, respectively.
In the first quarter of 2007, the Firm granted 43.9 million restricted stock units (RSUs) with a grant date fair value of $48.25 per RSU in connection with its annual incentive grant.
NOTE 10 – NONINTEREST EXPENSE
Merger costs
Costs associated with the Bank One Merger and the transaction with The Bank of New York Company, Inc. (“The Bank of New York”) are reflected in the merger costs caption of the Consolidated statements of income. For a further discussion of the transaction with The Bank of New York, see Note 24 on page 102 of this Form 10-Q. A summary of such costs is shown in the following table for the quarters ended March 31, 2007 and 2006.

Three months ended March 31,
(in millions)	2007	2006

Expense category
Compensation	$1	$4
Occupancy	1	—
Technology and communications and other	45	67
Bank of New York transaction(a)	15	—

Total(b)	$62	$71

(a)	Represents Compensation and Technology and communications and other.
(b)	With the exception of occupancy-related write-offs, all of the costs in the table require the expenditure of cash.
The table below shows the change in the liability balance related to the costs associated with the Bank One Merger:

Three months ended March 31, (in millions)	2007		2006(b)

Liability balance, beginning of period	$155		$311
Recorded as merger costs	47		71
Liability utilized	(62)		(133)

Liability balance, end of period	$140	(a)	$249

(a)	Excludes $16 million related to The Bank of New York transaction.
(b)	Prior periods have been revised to reflect the current presentation.

NOTE 11 – SECURITIES
For a discussion of accounting policies relating to Securities, see Note 10 on pages 108-111 of JPMorgan Chase’s 2006 Annual Report. The following table presents realized gains and losses from AFS securities.

Three months ended March 31,
(in millions)	2007	2006

Realized gains	$32	$101
Realized losses	(30)	(217)

Net realized Securities gains (losses)(a)	$2	$(116)

(a)	Proceeds from securities sold were generally within 2% of amortized cost for the three months ended March 31, 2007 and 2006.
The amortized cost and estimated fair value of AFS and held-to-maturity securities were as follows for the dates indicated.

	March 31, 2007				December 31, 2006
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(in millions)	cost	gains	losses	value	cost	gains	losses	value

Available-for-sale securities
U.S. government and federal agency obligations:
U.S. treasuries	$4,449	$3	$21	$4,431	$2,398	$—	$23	$2,375
Mortgage-backed securities	10	1	—	11	32	2	1	33
Agency obligations	76	8	—	84	78	8	—	86
U.S. government-sponsored enterprise obligations	77,477	308	277	77,508	75,434	334	460	75,308
Obligations of state and political subdivisions	470	2	4	468	637	17	4	650
Debt securities issued by non-U.S. governments	6,371	7	54	6,324	6,150	7	52	6,105
Corporate debt securities	1,986	1	4	1,983	611	1	3	609
Equity securities	3,658	122	—	3,780	3,689	125	1	3,813
Other(a)	2,339	47	—	2,386	2,890	50	2	2,938

Total available-for-sale securities	$96,836	$499	$360	$96,975	$91,919	$544	$546	$91,917

Held-to-maturity securities(b)
Total held-to-maturity securities	$54	$2	$—	$56	$58	$2	$—	$60

(a)	Primarily includes negotiable certificates of deposit.
(b)	Consists primarily of mortgage-backed securities issued by U.S. government-sponsored entities.
Included in the $360 million of gross unrealized losses on AFS securities at March 31, 2007, was $213 million of unrealized losses that have existed for a period greater than 12 months. These securities are predominately rated AAA and the unrealized losses are primarily due to overall increases in market interest rates and not concerns regarding the underlying credit of the issuers. The majority of the securities with unrealized losses aged greater than 12 months are obligations of U.S. government-sponsored enterprises and have a fair value at March 31, 2007, that is within 2% of their amortized cost basis.

NOTE 12 – SECURITIES FINANCING ACTIVITIES
For a discussion of accounting policies relating to securities financing activities, see Note 11 on page 111 of JPMorgan Chase’s 2006 Annual Report.
Resale agreements and repurchase agreements are generally treated as collateralized financing transactions carried on the Consolidated balance sheets at the amounts the securities will be subsequently sold or repurchased, plus accrued interest. On January 1, 2007, pursuant to the adoption of SFAS 159, the Firm elected fair value measurement for certain resale and repurchase agreements. For a further discussion of SFAS 159, see Note 4 on pages 77–80 of this Form 10-Q. These agreements continue to be reported within Securities purchased under resale agreements and Securities sold under repurchase agreements on the Consolidated balance sheets. Generally for agreements carried at fair value, current period interest accruals are recorded within Interest income and Interest expense with changes in fair value reported in Principal transactions revenue. However, for financial instruments containing embedded derivatives that would be separately accounted for in accordance with SFAS 133, all changes in fair value, including any interest elements, are reported in Principal transactions revenue. Where appropriate, resale and repurchase agreements with the same counterparty are reported on a net basis in accordance with FIN 41.
The following table details the components of securities financing activities at each of the dates indicated.

(in millions)	March 31, 2007	December 31, 2006

Securities purchased under resale agreements(a)	$132,066	$122,479
Securities borrowed	84,800	73,688

Securities sold under repurchase agreements(b)	$195,196	$143,253
Securities loaned	10,730	8,637

(a)	Includes resale agreements of $15.8 billion accounted for at fair value at March 31, 2007.
(b)	Includes repurchase agreements of $6.5 billion accounted for at fair value at March 31, 2007.
JPMorgan Chase pledges certain financial instruments it owns to collateralize repurchase agreements and other securities financings. Pledged securities that can be sold or repledged by the secured party are identified as financial instruments owned (pledged to various parties) on the Consolidated balance sheets.
At March 31, 2007, the Firm had received securities as collateral that could be repledged, delivered or otherwise used with a fair value of approximately $335.8 billion. This collateral was generally obtained under resale or securities borrowing agreements. Of these securities, approximately $306.6 billion were repledged, delivered or otherwise used, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales.
NOTE 13 – LOANS
The accounting for a loan may differ based upon the type of loan and/or its use in an investing or trading strategy. The measurement framework for Loans in the consolidated financial statements is one of the following:
•	At the principal amount outstanding, net of the Allowance for loans losses, unearned income and any net deferred loan fees;

•	At the lower of cost or fair value, with valuation changes recorded in Noninterest revenue;

•	At fair value, with changes in fair value recorded in Noninterest revenue.
Interest income is recognized using the interest method, or on a basis approximating a level rate or return over the term of the loan.
For a detailed discussion of accounting policies relating to Loans, see Note 12 on page 112–113 of JPMorgan Chase’s 2006 Annual Report. See Note 4 on pages 77–80 of this Form 10-Q for further information on the Firm’s elections of fair value accounting under SFAS 159. See Note 5 on pages 80–82 of this Form 10-Q for further information on loans carried at fair value and classified as trading assets.
Loans within the retained portfolio that management decides to sell are transferred from the retained portfolio to the held-for-sale portfolio. Transfers to held-for-sale are recorded at the lower of cost or fair value on the date of transfer. Losses attributed to credit losses are charged off to the Allowance for loan losses and losses due to interest rates, or exchange rates, are recognized in Noninterest revenue.

The composition of the loan portfolio at each of the dates indicated was as follows.

	March 31,	December 31,
(in millions)	2007	2006

U.S. wholesale loans:
Commercial and industrial	$75,898	$77,788
Real estate	11,735	14,237
Financial institutions	13,176	14,103
Lease financing receivables	2,452	2,608
Other	5,366	9,950

Total U.S. wholesale loans	108,627	118,686

Non-U.S. wholesale loans:
Commercial and industrial	41,091	43,428
Real estate	1,308	1,146
Financial institutions	15,781	19,163
Lease financing receivables	1,246	1,174
Other	141	145

Total non-U.S. wholesale loans	59,567	65,056

Total wholesale loans:(a)
Commercial and industrial	116,989	121,216
Real estate(b)	13,043	15,383
Financial institutions	28,957	33,266
Lease financing receivables	3,698	3,782
Other	5,507	10,095

Total wholesale loans	168,194	183,742

Total consumer loans:(c)
Home equity	87,741	85,730
Mortgage	46,574	59,668
Auto loans and leases	40,937	41,009
Credit card receivables(d)	78,173	85,881
All other loans	28,146	27,097

Total consumer loans	281,571	299,385

Total loans(e)(f)	$449,765	$483,127

(a)	Includes Investment Bank, Commercial Banking, Treasury & Securities Services and Asset Management.
(b)
Represents credits extended for real estate–related purposes to borrowers who are primarily in the real estate development or investment businesses and for which the primary repayment is from the sale, lease, management, operations or refinancing of the property.

(c)	Includes Retail Financial Services, Card Services and the Corporate segment.
(d)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.
(e)
Loans (other than those to which the SFAS 159 fair value option has been elected) are presented net of unearned income and net deferred loan fees of $2.0 billion and $2.3 billion at March 31, 2007, and December 31, 2006, respectively.

(f)
Includes loans held-for-sale (related primarily to syndication and securitization activities) of $28.1 billion and $55.2 billion at March 31, 2007, and December 31, 2006, respectively. As a result of the adoption of SFAS 159, $23.3 billion of loans were transferred from Loans held-for-sale to Trading assets and therefore, such loans are no longer included in Loans at March 31, 2007.

Impaired loans
JPMorgan Chase accounts for and discloses nonaccrual loans as impaired loans. The following are excluded from impaired loans: small-balance, homogeneous consumer loans; loans carried at fair value or the lower of cost or fair value; debt securities; and leases.
The table below sets forth information about JPMorgan Chase’s impaired loans (other than those included in Trading assets). The Firm primarily uses the discounted cash flow method for valuing impaired loans.

	March 31,	December 31,
(in millions)	2007	2006

Impaired loans with an allowance	$523	$623
Impaired loans without an allowance(a)	49	66

Total impaired loans	$572	$689
Allowance for impaired loans under SFAS 114(b)	170	153

(a)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under SFAS 114.
(b)	The allowance for impaired loans under SFAS 114 is included in JPMorgan Chase’s Allowance for loan losses.

Three months ended March 31,
(in millions)	2007	2006

Average balance of impaired loans during the period	$615	$1,103
Interest income recognized on impaired loans during the period	—	—

The following table reflects information about the Firm’s loan sales.

Three months ended March 31, (in millions)	2007	2006(b)

Net gains on sales of loans (including lower of cost or fair value adjustments)(a)	$218	$109

(a)	Excludes sales related to loans accounted for at fair value.
(b)	Prior periods have been revised to reflect the current presentation.

NOTE 14 – ALLOWANCE FOR CREDIT LOSSES
For a further discussion of the Allowance for credit losses and the related accounting policies, see Note 13 on pages 113–114 of JPMorgan Chase’s 2006 Annual Report. The table below summarizes the changes in the Allowance for loan losses.

Three months ended March 31,
(in millions)	2007	2006

Allowance for loan losses at January 1	$7,279	$7,090
Cumulative effect of changes in accounting principles(a)	(56)	—

Allowance for loan losses at January 1, adjusted	7,223	7,090

Gross charge-offs	(1,105)	(882)
Gross recoveries	202	214

Net charge-offs	(903)	(668)
Provision for loan losses	979	847
Other	1	6

Allowance for loan losses at March 31	$7,300 (b)	$7,275 (c)

(a)	Reflects the effect of the adoption of SFAS 159 at January 1, 2007. For a further discussion of SFAS 159, see Note 4 on pages 77–80 of this Form 10-Q.
(b)	Includes $54 million of asset-specific and $7.2 billion of formula-based allowance.
(c)	Includes $118 million of asset-specific and $7.2 billion of formula-based allowance.
The table below summarizes the changes in the Allowance for lending-related commitments.

Three months ended March 31,
(in millions)	2007	2006

Allowance for lending-related commitments at January 1	$524	$400
Provision for lending-related commitments	29	(16)

Allowance for lending-related commitments at March 31(a)	$553	$384

(a)
At March 31, 2007, includes $40 million of asset-specific and $513 million of formula-based allowance. At March 31, 2006, includes $49 million of asset-specific and $335 million of formula-based allowance.

NOTE 15 – LOAN SECURITIZATIONS
For a discussion of the accounting policies relating to loan securitizations, see Note 14 on pages 114–118 of JPMorgan Chase’s 2006 Annual Report. JPMorgan Chase securitizes and sells a variety of its consumer and wholesale loans, including warehouse loans that are classified in Trading assets. Consumer activities include securitizations of residential real estate, credit card and automobile loans that are originated or purchased by Retail Financial Services and Card Services (“CS”). Wholesale activities include securitizations of purchased residential real estate loans and commercial loans (primarily real estate–related) originated by the Investment Bank.
JPMorgan Chase–sponsored securitizations utilize SPEs as part of the securitization process. These SPEs are structured to meet the definition of a QSPE (as discussed in Note 1 on pages 70–71 of this Form 10-Q); accordingly, the assets and liabilities of securitization-related QSPEs are not reflected in the Firm’s Consolidated balance sheets (except for retained interests, as described below) but are included on the balance sheet of the QSPE purchasing the assets. Assets held by JPMorgan Chase-sponsored securitization-related QSPEs as of March 31, 2007, and December 31, 2006, were as follows:

(in billions)	March 31, 2007	December 31, 2006

Consumer activities
Credit card receivables	$83.4	$86.4
Automobile loans	4.0	4.9
Residential mortgage receivables	51.8	40.7
Wholesale activities
Residential mortgages	35.0	43.8
Commercial and other(a)(b)	96.2	87.1

Total	$270.4	$262.9

(a)	Cosponsored securitizations include non-JPMorgan originated assets.
(b)	Commercial and other consists of commercial loans (primarily real estate) and non-mortgage consumer receivables purchased from third parties.

The following table summarizes new securitization transactions that were completed during the first three months of 2007 and 2006; the resulting gains arising from such securitizations; certain cash flows received from such securitizations; and the key economic assumptions used in measuring the retained interests as of the dates of such sales.

	Consumer activities			Wholesale activities
Three months ended March 31, 2007
(in millions, except rates and where			Residential	Residential	Commercial
otherwise noted)	Credit card	Automobile	mortgage	mortgage	and other

Principal securitized	$5,770	$—	$13,031	$3,195	$4,755
Pretax gains	47	—	38 (a)	7 (a)	— (a)
Cash flow information:
Proceeds from securitizations	$5,770	$—	$12,951	$3,142	$4,884
Servicing fees collected	17	—	5	—	1
Other cash flows received	79	—	—	—	—
Proceeds from collections reinvested in revolving securitizations	36,911	—	—	—	—

Key assumptions (rates per annum):
Prepayment rate(b)	20.4%	—%	18.2–24.2%	24.5–37.8%	0.0–8.0%
	PPR		CPR	CPR	CPR

Weighted-average life (in years)	0.4	—	3.2–4.0	1.3–5.2	1.3–10.2
Expected credit losses(c)	3.8%	—%	—%	0.6–1.6%	0.0–1.0%
Discount rate	12.0%	—%	5.8–13.4%	6.3–20.0%	10.0–14.0%

	Consumer activities			Wholesale activities
Three months ended March 31, 2006
(in millions, except rates and where			Residential	Residential	Commercial
otherwise noted)	Credit card	Automobile	mortgage(d)	mortgage	and other

Principal securitized	$4,525	$—	$3,178	$6,659	$3,238
Pretax gains	30	—	2	18	35
Cash flow information:
Proceeds from securitizations	$4,525	$—	$3,140	$6,741	$3,265
Servicing fees collected	12	—	—	—	—
Other cash flows received	69	—	—	—	—
Proceeds from collections reinvested in revolving securitizations	51,896	—	—	—	—

Key assumptions (rates per annum):
Prepayment rate(b)	22.2%	—%	—%	35.0–45.0%	—%
	PPR	—	—	CPR	CPR

Weighted-average life (in years)	0.4	—	—	1.5–4.7	—
Expected credit losses(c)	3.3%	—%	—%	1.3–2.4%	—%
Discount rate	12.0%	—%	—%	14.5–18.5%	—%

(a)
As of January 1, 2007, the Firm adopted the fair value election for the IB warehouse and a portion of the RFS mortgage warehouse; therefore the carrying value of loans sold at the time of securitization approximated the proceeds from securitization.

(b)	CPR: constant prepayment rate; PPR: principal payment rate.
(c)	Expected credit losses for prime residential mortgage and certain wholesale securitizations are minimal and are incorporated into other assumptions.
(d)	No interests other than servicing assets were retained in the first quarter of 2006.
At both March 31, 2007, and December 31, 2006, the Firm had, with respect to its credit card master trusts, $14.9 billion and $19.3 billion, respectively, related to undivided interests, and $2.7 billion and $2.5 billion, respectively, related to subordinated interests in accrued interest and fees on the securitized receivables, net of an allowance for uncollectible amounts. Credit card securitization trusts require the Firm to maintain a minimum undivided interest of 4% to 12% of the principal receivables in the trusts. The Firm maintained an average undivided interest in principal receivables in the trusts of approximately 18% for the three months ended March 31, 2007 and 21% for the year ended December 31, 2006.

The Firm also maintains escrow accounts up to predetermined limits for some credit card and automobile securitizations to cover the unlikely event of deficiencies in cash flows owed to investors. The amounts available in such escrow accounts are recorded in Other assets and, as of March 31, 2007, amounted to $133 million and $56 million for credit card and automobile securitizations, respectively; as of December 31, 2006, these amounts were $153 million and $56 million for credit card and automobile securitizations, respectively.
In addition to the amounts reported for securitization activity on the previous page, the Firm sold residential mortgage loans totaling $17.1 billion and $13.6 billion during the first three months of 2007 and 2006, respectively, primarily as GNMA, FNMA and Freddie Mac mortgage-backed securities; these sales resulted in pretax gains of $84 million and $62 million, respectively.
Retained securitization interests
The table below summarizes other retained securitization interests, which are primarily subordinated or residual interests, and are carried at fair value on the Firm’s Consolidated balance sheets.

(in millions)	March 31, 2007	December 31, 2006

Consumer activities
Credit card(a)(b)	$854	$833
Automobile(a)(c)	143	168
Residential mortgage(a)	156	155
Wholesale activities(d)
Residential mortgages	782	1,032
Commercial and other	143	117

Total	$2,078	$2,305

(a)
Pretax unrealized gains recorded in Stockholders’ equity that relate to retained securitization interests on consumer activities totaled $3 million and $3 million for credit card; $5 million and $4 million for automobile and $48 million and $51 million for residential mortgage at March 31, 2007, and December 31, 2006, respectively.

(b)
The credit card retained interest amount noted above includes subordinated securities retained by the Firm totaling $300 million and $301 million at March 31, 2007, and December 31, 2006, respectively, that are classified as AFS securities. The securities are valued using quoted market prices and therefore are not included in the key economic assumptions and sensitivities table that follows.

(c)
In addition to the automobile retained interest amounts noted above, the Firm also retained senior securities totaling $30 million and $188 million at March 31, 2007, and December 31, 2006, respectively, that are classified as AFS securities. These securities are valued using quoted market prices and therefore are not included in the key economic assumption and sensitivities table that follows.

(d)
In addition to the wholesale retained interest amounts noted above, the Firm also retained subordinated securities totaling $23 million at both March 31, 2007, and December 31, 2006, predominately from resecuritizations activities that are classified as Trading assets. These securities are valued using quoted market prices and therefore are not included in the key assumptions and sensitivities table that follows.

The table below outlines the key economic assumptions used to determine the fair value of the Firm’s retained interests in its securitizations at March 31, 2007 and December 31, 2006, respectively; and it outlines the sensitivities of those fair values to immediate 10% and 20% adverse changes in those assumptions.

	Consumer activities				Wholesale activities
March 31, 2007
(in millions, except rates and			Residential		Residential	Commercial
where otherwise noted)	Credit card	Automobile	mortgage		mortgage	and other

Weighted-average life (in years)	0.4–0.5	1.0	0.1–3.4		2.0–4.0	0.6–5.7

Prepayment rate(a)	17.5–20.4%	1.4%	19.3–41.9%		25.3–41.8%	0.0–50.0	%(d)
	PPR	ABS	CPR		CPR	CPR
Impact of 10% adverse change	$(54)	$(1)	$(5)		$(58)	$(1)
Impact of 20% adverse change	(109)	(2)	(9)		(79)	(3)

Loss assumption	3.3–3.9%	0.7%	0.0–5.6	%(b)	0.7–3.5%	0.0–3.0%
Impact of 10% adverse change	$(85)	$(3)	$(4)		$(56)	$(1)
Impact of 20% adverse change	(169)	(6)	(7)		(107)	(1)
Discount rate	12.0%	7.5%	5.8–30.0	%(c)	13.1–21.0%	0.7–13.6%
Impact of 10% adverse change	$(2)	$(1)	$(4)		$(35)	$(1)
Impact of 20% adverse change	(3)	(2)	(7)		(66)	(1)

	Consumer activities				Wholesale activities
December 31, 2006
(in millions, except rates and			Residential		Residential	Commercial
where otherwise noted)	Credit card	Automobile	mortgage		mortgage	and other

Weighted-average life (in years)	0.4–0.5	1.1	0.2–3.4		1.9–2.5	0.2–5.9

Prepayment rate(a)	17.5–20.4%	1.4%	19.3–41.8%		10.0–42.9%	0.0–50.0	%(d)
	PPR	ABS	CPR		CPR	CPR
Impact of 10% adverse change	$(52)	$(1)	$(4)		$(44)	$(1)
Impact of 20% adverse change	(104)	(3)	(7)		(62)	(2)

Loss assumption	3.5–4.1%	0.7%	0.0–5.1	%(b)	0.1–2.2%	0.0–1.3%
Impact of 10% adverse change	$(87)	$(4)	$(4)		$(45)	$(1)
Impact of 20% adverse change	(175)	(7)	(8)		(89)	(1)
Discount rate	12.0%	7.6%	8.4–30.0	%(c)	16.0–20.0%	0.5–14.0%
Impact of 10% adverse change	$(2)	$(1)	$(3)		$(25)	$(1)
Impact of 20% adverse change	(3)	(2)	(7)		(48)	(2)

(a)	CPR: Constant prepayment rate; PPR: principal payment rate; ABS: absolute prepayment speed.
(b)	Expected credit losses for prime residential mortgage are minimal and are incorporated into other assumptions.
(c)
The Firm sold certain residual interests from subprime mortgage securitizations via Net Interest Margin (“NIM”) securitizations and retains residual interests in these NIM transactions, which are valued using a 30% discount rate.

(d)	Prepayment risk on certain wholesale retained interests for commercial and other are minimal and are incorporated into other assumptions.
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

The table below presents information about delinquencies, net charge-offs (recoveries) and components of reported and securitized financial assets at March 31, 2007, and December 31, 2006.

				Nonaccrual and 90 days
	Total Loans			or more past due(e)				Net loan charge-offs
	March 31,		Dec. 31,	March 31,		Dec. 31,		Three months ended March 31,
(in millions)	2007		2006	2007		2006		2007	2006

Home equity	$87,741		$85,730	$459		$454		$68	$33
Mortgage	46,574		59,668	960		769		23	12
Auto loans and leases	40,937		41,009	95		132		59	51
Credit card receivables	78,173		85,881	1,282		1,344		721	567
All other loans	28,146		27,097	326		322		38	25

Total consumer loans	281,571		299,385	3,122	(f)	3,021	(f)	909	688
Total wholesale loans	168,194		183,742	297		420		(6)	(20)

Total loans reported	449,765		483,127	3,419		3,441		903	668

Securitized consumer loans:
Residential mortgage(a)	8,996		7,995	187		191		14	15
Automobile	3,990		4,878	7		10		4	4
Credit card	68,403		66,950	958		962		593	449

Total consumer loans securitized	81,389		79,823	1,152		1,163		611	468
Securitized wholesale activities

Residential mortgage(a)	23,394		27,275	683		544		27	—
Commercial and other	14,358		13,756	8		6		6	—

Total securitized wholesale activities	37,752		41,031	691		550		33	—

Total loans securitized(b)	119,141		120,854	1,843		1,713		644	468

Total loans reported and securitized(c)	$568,906	(d)	$603,981	$5,262		$5,154		$1,547	$1,136

(a)	Includes $17.5 billion and $18.6 billion of outstanding principal balances on securitized subprime 1–4 family residential mortgage loans as of March 31, 2007, and December 31, 2006, respectively.
(b)
Total assets held in securitization-related SPEs were $270.4 billion and $262.9 billion at March 31, 2007, and December 31, 2006, respectively. The $119.1 billion and $120.9 billion of loans securitized at March 31, 2007, and December 31, 2006, respectively, excludes: $136.2 billion and $122.5 billion of securitized loans, respectively, in which the Firm’s only continuing involvement is the servicing of the assets; $14.9 billion and $19.3 billion of seller’s interests in credit card master trusts, respectively; and $0.2 billion and $0.2 billion of escrow accounts and other assets, respectively.

(c)	Represents both loans on the Consolidated balance sheets and loans that have been securitized, but excludes loans for which the Firm’s only continuing involvement is servicing of the assets.
(d)	Includes securitized loans that were previously recorded at fair value and classified as Trading assets.
(e)	Includes nonperforming HFS loans of $116 million and $120 million at March 31, 2007, and December 31, 2006, respectively.
(f)
Excludes nonperforming assets related to (i) loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by U.S. government agencies and U.S. government-sponsored enterprises of $1.3 billion and $1.2 billion at March 31, 2007, and December 31, 2006, respectively, and (ii) education loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program of $178 million and $219 million at March 31, 2007, December 31, 2006, respectively. These amounts for GNMA and education loans are excluded, as reimbursement is proceeding normally.

NOTE 16 – VARIABLE INTEREST ENTITIES
Refer to Note 1 on page 94 and Note 15 on pages 118–120 of JPMorgan Chase’s 2006 Annual Report for a further description of JPMorgan Chase’s policies regarding consolidation of variable interest entities (“VIEs”) as well as the utilization of VIEs by the Firm.
Multi-seller conduits
The following table summarizes the Firm’s involvement with Firm-administered multi-seller conduits.

	Consolidated		Nonconsolidated		Total
	March 31,	Dec. 31,	March 31,	Dec. 31,	March 31,	Dec. 31,
(in billions)	2007(b)	2006	2007	2006	2007	2006

Total commercial paper issued by conduits	$—	$3.4	$46.8	$44.1	$46.8	$47.5
Commitments
Asset-purchase agreements	$—	$0.5	$71.9	$66.0	$71.9	$66.5
Program-wide liquidity commitments	—	1.0	5.0	4.0	5.0	5.0
Program-wide limited credit enhancements	—	—	1.6	1.6	1.6	1.6

Maximum exposure to loss(a)	—	1.0	72.9	67.0	72.9	68.0

(a)
The Firm’s maximum exposure to loss is limited to the amount of drawn commitments (i.e., sellers’ assets held by the multi-seller conduits for which the Firm provides liquidity support) of $47.1 billion and $43.9 billion at March 31, 2007, and December 31, 2006, respectively, plus contractual but undrawn commitments of $25.8 billion and $24.1 billion at March 31, 2007, and December 31, 2006, respectively. Since the Firm provides credit enhancement and liquidity to Firm administered multi-seller conduits, the maximum exposure is not adjusted to exclude exposure that would be absorbed by third-party liquidity providers.

(b)	One of the Firm’s administered multi-seller conduits was deconsolidated as of March 31, 2007; the assets deconsolidated were approximately $3 billion.
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
Client intermediation
Assets held by credit-linked and municipal bond vehicles at March 31, 2007, and December 31, 2006, were as follows.

(in billions)	March 31, 2007	December 31, 2006

Credit-linked note vehicles(a)	$18.7	$20.2
Municipal bond vehicles(b)	19.6	16.9

(a)
Assets of $1.7 billion and $1.8 billion reported in the table above were recorded on the Firm’s Consolidated balance sheets at March 31, 2007, and December 31, 2006, respectively, due to contractual relationships held by the Firm that relate to collateral held by the VIE.

(b)
Total amounts consolidated due to the Firm owning residual interests were $5.2 billion and $4.7 billion at March 31, 2007, and December 31, 2006, respectively, and are reported in the table. Total liquidity commitments were $12.2 billion and $10.2 billion at March 31, 2007, and December 31, 2006, respectively. The Firm’s maximum credit exposure to all municipal bond vehicles was $17.4 billion and $14.9 billion at March 31, 2007, and December 31, 2006, respectively.

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

Consolidated VIE assets
The following table summarizes the Firm’s total consolidated VIE assets, by classification, on the Consolidated balance sheets, as of March 31, 2007, and December 31, 2006.

(in billions)	March 31, 2007	December 31, 2006

Consolidated VIE assets(a)
Securities purchased under resale agreements(b)	$9.4	$8.0
Trading assets(c)	10.3	9.8
Investment securities	—	0.2
Loans	12.7	15.9
Other assets	3.0	2.9

Total consolidated assets	$35.4	$36.8

(a)
The Firm held $3.5 billion of assets at December 31, 2006, primarily as a seller’s interest, in certain consumer securitizations in a segregated entity, as part of a two-step securitization transaction. The segregated entity was terminated in the beginning of 2007. This interest is included in the securitization activities disclosed in Note 15 on pages 90–94 of this Form 10-Q.

(b)	Includes activity conducted by the Firm in a principal capacity, primarily in the IB.
(c)	Includes the fair value of securities and derivative receivables.
The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item titled, “Beneficial interests issued by consolidated variable interest entities” on the Consolidated balance sheets. The holders of these beneficial interests do not have recourse to the general credit of JPMorgan Chase. See Note 19 on page 124 of JPMorgan Chase’s 2006 Annual Report for the maturity profile of FIN 46 long-term beneficial interests.
NOTE 17 – GOODWILL AND OTHER INTANGIBLE ASSETS
For a discussion of accounting policies related to Goodwill and Other intangible assets, see Note 16 on pages 121–123 of JPMorgan Chase’s 2006 Annual Report.
Goodwill and other intangible assets consist of the following.

(in millions)	March 31, 2007	December 31, 2006

Goodwill	$45,063	$45,186
Mortgage servicing rights	7,937	7,546
Purchased credit card relationships	2,758	2,935

All other intangibles:
Other credit card–related intangibles	$302	$302
Core deposit intangibles	2,481	2,623
Other intangibles	1,422	1,446

Total All other intangible assets	$4,205	$4,371

Goodwill
As of March 31, 2007, the $123 million decline in Goodwill was primarily due to the adoption of FIN 48, which resulted in a $113 million reduction. For discussion of FIN 48, see Note 20 on page 100.
Goodwill was not impaired at March 31, 2007, or December 31, 2006, nor was any goodwill written off due to impairment during either the three months ended March 31, 2007, or March 31, 2006.
Goodwill attributed to the business segments was as follows:

(in millions)	March 31, 2007	December 31, 2006

Investment Bank	$3,494	$3,526
Retail Financial Services	16,853	16,955
Card Services	12,716	12,712
Commercial Banking	2,891	2,901
Treasury & Securities Services	1,614	1,605
Asset Management	7,118	7,110
Corporate (Private Equity)	377	377

Total Goodwill	$45,063	$45,186

Mortgage servicing rights
JPMorgan Chase uses a combination of derivatives and trading instruments to manage changes in the fair value of MSRs. The intent is to offset any changes in the fair value of MSRs with changes in the fair value of the related risk management instruments. MSRs decrease in value when interest rates decline. Conversely, securities (such as mortgage–backed securities), principal-only certificates and certain derivatives (when the Firm receives fixed-rate interest payments) increase in value when interest rates decline.
For a further description of the MSRs asset, interest rate risk management, and valuation methodology of MSRs, see Note 16 on pages 121–122 of JPMorgan Chase’s 2006 Annual Report. The following table summarizes MSR activity, certain key assumptions and the sensitivity of the fair value of the MSRs to adverse changes in those key assumptions for the three months ended March 31, 2007 and 2006.

Three months ended March 31,
(in millions except rates and where otherwise noted)	2007	2006

Balance at beginning of period after valuation allowance	$7,546	$6,452
Cumulative effect of change in accounting principle	—	230

Fair value at beginning of period	7,546	6,682

Originations of MSRs	564	344
Purchase of MSRs	97	151

Total additions	661	495

Change in valuation due to inputs and assumptions(a)	108	711
Other changes in fair value(b)	(378)	(349)

Fair value at March 31	$7,937	$7,539

Weighted-average prepayment speed assumption (CPR)	16.71%	14.99%
Impact on fair value of 10% adverse change	$(404)	$(338)
Impact on fair value of 20% adverse change	(771)	(652)
Weighted-average discount rate	9.21%	9.67%
Impact on fair value of 10% adverse change	$(269)	$(279)
Impact on fair value of 20% adverse change	(520)	(539)

Contractual service fees, late fees and other ancillary fees included in Mortgage fees and related income	$556	$490
Third-party Mortgage loans serviced at March 31, (in billions)	546	484

Total unrealized gains and (losses) included in Net income related to assets still on the Consolidated balance sheets at March 31, 2007	$108	NA

CPR: Constant prepayment rate

(a)
Represents MSR asset fair value adjustments due to changes in inputs, such as interest rates and volatility, as well as updates to assumptions used in the valuation model. This caption also represents total realized and unrealized gains (losses) included in Net income per the SFAS 157 disclosure for fair value measurement using significant unobservable inputs (Level 3). These changes in fair value are recorded in Mortgage fees and related income.

(b)
Includes changes in the MSR value due to servicing portfolio runoff (or time decay). This caption represents settlements per the SFAS 157 disclosure for fair value measurement using significant unobservable inputs (Level 3).

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

Purchased credit card relationships and All other intangible assets
For the quarter ended March 31, 2007, Purchased credit card relationships and All other intangibles decreased by $343 million primarily as a result of amortization expense.
Except for $513 million of indefinite-lived intangibles related to asset management advisory contracts which are not amortized, but instead are tested for impairment at least annually, the remainder of the Firm’s other acquired intangible assets are subject to amortization.
The components of credit card relationships, core deposits and other intangible assets were as follows.

	March 31, 2007			December 31, 2006
			Net			Net
	Gross	Accumulated	carrying	Gross	Accumulated	carrying
(in millions)	amount	amortization	value	amount	amortization	value

Purchased credit card relationships	$5,721	$2,963	$2,758	$5,716	$2,781	$2,935
All other intangibles:
Other credit card–related intangibles	$369	$67	$302	$367	$65	$302
Core deposit intangibles	4,281	1,800	2,481	4,283	1,660	2,623
Other intangibles	1,969	547 (a)	1,422	1,961	515 (a)	1,446

(a)	Includes $3 million of amortization expense related to servicing assets on securitized automobile loans for the three months ended March 31, 2007 and 2006.

Amortization expense
Three months ended March 31, (in millions)	2007	2006

Purchased credit card relationships	$182	$185
All other intangibles:
Other credit card–related intangibles	2	1
Core deposit intangibles	140	138
Other intangibles	29	31

Total amortization expense	$353	$355

Future amortization expense
The following table presents estimated amortization expenses related to credit card relationships, core deposits and All other intangible assets at March 31, 2007.

	Purchased	Other credit	Core
	credit card	card–related	deposit	Other
For the year: (in millions)	relationships	intangibles	intangibles	intangibles	Total

2007(a)	$701	$10	$555	$111	$1,377
2008	581	18	479	101	1,179
2009	429	23	397	94	943
2010	359	31	336	80	806
2011	290	36	293	71	690

(a)
Includes $182 million, $2 million, $140 million and $29 million of amortization expense related to purchased credit card relationships, other credit card-related intangibles, core deposit intangibles and other intangibles, respectively, recognized during the first three months of 2007.

NOTE 18 – EARNINGS PER SHARE
For a discussion of the computation of basic and diluted earnings per share (“EPS”) see Note 22 on page 126 of JPMorgan Chase’s 2006 Annual Report. The following table presents the calculation of basic and diluted EPS for the three months ended March 31, 2007 and 2006.

Three months ended March 31,
(in millions, except per share amounts)	2007	2006

Basic earnings per share
Income from continuing operations	$4,787	$3,027
Discontinued operations	—	54

Net income	4,787	3,081
Less: preferred stock dividends	—	4

Net income applicable to common stock	$4,787	$3,077
Weighted-average basic shares outstanding	3,456.4	3,472.7

Income from continuing operations per share	$1.38	$0.87
Discontinued operations per share	—	0.02

Net income per share	$1.38	$0.89

Diluted earnings per share
Net income applicable to common stock	$4,787	$3,077

Weighted-average basic shares outstanding	3,456.4	3,472.7
Add: Employee restricted stock, RSUs, stock options and SARs	103.1	98.1

Weighted-average diluted shares outstanding(a)	3,559.5	3,570.8

Income from continuing operations per share	$1.34	$0.85
Discontinued operations per share	—	0.01
Net income per share	$1.34	$0.86

(a)
Options issued under employee benefit plans to purchase 104 million and 162 million shares of common stock were outstanding for the three months ended March 31, 2007 and 2006, respectively, but were not included in the computation of diluted EPS because the options were antidilutive.

NOTE 19 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the after-tax change in unrealized gains and losses on AFS securities, foreign currency translation adjustments (including the impact of related derivatives), cash flow hedging activities and the net actuarial loss and prior service cost related to the Firm’s defined benefit pension and OPEB plans.

					Net actuarial loss
					and prior service
					costs (credit) of
Three months ended	Unrealized	Translation	Cash		defined benefit	Accumulated other
March 31, 2007	gains (losses)	adjustments,	flow		pension and	comprehensive
(in millions)	on AFS securities(a)	net of hedges	hedges		OPEB plans(e)	income (loss)

Balance at January 1, 2007	$29	$5	$(489)		$(1,102)	$(1,557)
Cumulative effect of changes in accounting principles (SFAS 159)	(1)	—	—		—	(1)

Balance at January 1, 2007, adjusted	28	5	(489)		(1,102)	(1,558)
Net change	84 (b)	2 (c)	(49	)(d)	39 (f)	76

Balance at March 31, 2007	$112	$7	$(538)		$(1,063)	$(1,482)

						Net actuarial loss
						and prior service
						costs (credit) of
Three months ended	Unrealized		Translation		Cash	defined benefit	Accumulated other
March 31, 2006	gains (losses)		adjustments,		flow	pension and	comprehensive
(in millions)	on AFS securities(a)		net of hedges		hedges	OPEB plans(e)	income (loss)

Balance at January 1, 2006	$(224)		$(8)		$(394)	$ NA	$(626)
Net change	(398	)(b)	(5	)(c)	12 (d)	NA	(391)

Balance at March 31, 2006	$(622)		$(13)		$(382)	$ NA	$(1,017)

(a)	Represents the after-tax difference between the fair value and amortized cost of the AFS securities portfolio and retained interests in securitizations recorded in Other assets.
(b)
The net change for the quarter ended March 31, 2007, was due primarily to a reduction of unrealized losses resulting from sales of investment securities, purchases of investment securities during the quarter at current yields and declining interest rates. The net change, for the quarter ended March 31, 2006, was due primarily to higher interest rates, partially offset by the reversal of unrealized losses resulting from the sale of investment securities.

(c)
March 31, 2007 and 2006, included $51 million and $58 million, respectively, of after-tax gains (losses) on foreign currency translation from operations for which the functional currency is other than the U.S. dollar offset by $(49) million and $(63) million, respectively, of after-tax gains (losses) on hedges.

(d)
The net change, for the quarter ended March 31, 2007, included $4 million of after-tax gains recognized in income and $45 million of after-tax losses representing the net change in derivative fair value that was reported in comprehensive income. The net change for the quarter ended March 31, 2006, included $12 million of after-tax losses recognized in income and no after-tax losses representing the net change in derivative fair value that was reported in comprehensive income.

(e)	For further discussion of SFAS 158, see Note 7 on pages 100–105 of JPMorgan Chase’s 2006 Annual Report.
(f)	The net change for the quarter ended March 31, 2007 represents the amortization of net actuarial loss and prior service cost (credit) into net periodic benefit cost.
NOTE 20 – INCOME TAXES
In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized under SFAS 109. FIN 48 addresses the recognition and measurement of tax positions taken or expected to be taken, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Firm adopted and applied FIN 48 under the transition provisions to all of its income tax positions at the required effective date of January 1, 2007, resulting in a $436 million cumulative effect increase to Retained earnings, a reduction in Goodwill of $113 million and a $549 million decrease in the liability for income taxes.
At January 1, 2007, JPMorgan Chase’s liability for unrecognized tax benefits was $4.7 billion of which $1.0 billion, if recognized, would reduce the effective tax rate. It is difficult to project how unrecognized tax benefits will change over the next twelve months, but it is reasonably possible that they could change significantly. However, JPMorgan Chase does not expect that any such changes in unrecognized tax benefits would have a material impact on its effective tax rate over the next twelve months.
The Firm recognizes interest expense and penalties related to income tax liabilities in Income tax expense. Included in Accounts payable, accrued expenses and other liabilities at January 1, 2007, was $1.3 billion for the payment of income tax-related interest and penalties, of which the penalty component was not material.
JPMorgan Chase is subject to ongoing tax examinations by the tax authorities of the various jurisdictions in which it operates, including U.S. federal, state and non-U.S. jurisdictions. The Firm’s consolidated federal income tax returns are presently under examination by the Internal Revenue Service (IRS) for the years 2003, 2004 and 2005. In addition, the consolidated federal income tax returns of heritage Bank One Corporation, which merged with and into JPMorgan Chase on July 1, 2004, are under examination for the years 2000 through 2003, and for the period January 1, 2004, through July 1, 2004. Both examinations are expected to conclude in 2008. Certain administrative appeals are pending with the IRS relating to prior examination periods, for JPMorgan Chase for the years 2001 and 2002, and for Bank One and its predecessor entities for various periods from 1996 through 1999. For years prior to 2001, refund claims relating to income and credit adjustments, and to tax attribute carrybacks, for JPMorgan Chase and its predecessor entities, including Bank One, either have been or will be filed. Also, interest rate swap valuations by a Bank One predecessor entity for the years 1990 through 1993 are, and have been, the subject of litigation in both the Tax Court and the U.S. Court of Appeals.

NOTE 21 – COMMITMENTS AND CONTINGENCIES
Litigation reserve
The Firm maintains litigation reserves for certain of its outstanding litigation. In accordance with the provisions of SFAS 5, JPMorgan Chase accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. While the outcome of litigation is inherently uncertain, management believes, in light of all information known to it at March 31, 2007, the Firm’s litigation reserves were adequate at such date. Management reviews litigation reserves periodically, and the reserves may be increased or decreased in the future to reflect further litigation developments. The Firm believes it has meritorious defenses to claims asserted against it in its currently outstanding litigation and, with respect to such litigation, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of stockholders.
NOTE 22 – ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The majority of JPMorgan Chase’s derivatives are entered into for trading purposes. Derivatives are also utilized by the Firm as an end-user to hedge market exposures, to modify the interest rate characteristics of related balance sheet instruments or to meet longer-term investment objectives. Both trading and end-user derivatives are recorded in Trading assets and Trading liabilities. For a further discussion of the Firm’s use of and accounting policies regarding derivative instruments, see pages 69–72 and Note 28 on pages 131-132 of JPMorgan Chase’s 2006 Annual Report. The following table presents derivative instrument hedging-related activities for the periods indicated.

Three months ended March 31,
(in millions)	2007	2006

Fair value hedge ineffective net gains/(losses)(a)	$8	$(30)
Cash flow hedge ineffective net gains/(losses)(a)	1	(2)
Cash flow hedging gains/(losses) on forecasted transactions that failed to occur	—	—

(a)	Includes ineffectiveness and the components of hedging instruments that have been excluded from the assessment of hedge effectiveness.
Over the next 12 months, it is expected that $192 million (after-tax) of net losses recorded in Accumulated other comprehensive income (loss) at March 31, 2007, will be recognized in earnings. The maximum length of time over which forecasted transactions are hedged is 10 years, and such transactions primarily relate to core lending and borrowing activities.
NOTE 23 – OFF–BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS AND GUARANTEES
For a discussion of off–balance sheet lending-related financial instruments and guarantees, and the Firm’s related accounting policies, see Note 29 on pages 132–134 of JPMorgan Chase’s 2006 Annual Report. To provide for the risk of loss inherent in wholesale-related contracts, an allowance for credit losses on lending-related commitments is maintained. See Note 14 on page 90 of this Form 10-Q for a further discussion regarding the allowance for credit losses on lending-related commitments.
The following table summarizes the contractual amounts of off–balance sheet lending-related financial instruments and guarantees and the related allowance for credit losses on lending-related commitments at March 31, 2007, and December 31, 2006.
Off–balance sheet lending-related financial instruments and guarantees

			Allowance for
	Contractual amount		lending-related commitments
	March 31,	December 31,	March 31,	December 31,
(in millions)	2007	2006	2007	2006

Lending-related
Consumer(a)	$769,375	$747,535	$25	$25
Wholesale:
Other unfunded commitments to extend credit(b)(c)(d)	241,232	229,204	312	305
Asset purchase agreements(e)	73,305	67,529	10	6
Standby letters of credit and guarantees(c)(f)(g)	92,889	89,132	205	187
Other letters of credit(c)	4,956	5,559	1	1

Total wholesale	412,382	391,424	528	499

Total lending-related	$1,181,757	$1,138,959	$553	$524

Other guarantees
Securities lending guarantees(h)	$378,833	$318,095	NA	NA
Derivatives qualifying as guarantees	72,591	71,531	NA	NA

(a)
Includes credit card lending-related commitments of $673.9 billion at March 31, 2007, and $657.1 billion at December 31, 2006, which represent the total available credit to the Firm’s cardholders. The Firm has not experienced, and does not anticipate, that all of its cardholders will utilize their entire available lines of credit at the same time. The Firm can reduce or cancel a credit card commitment by providing the cardholder prior notice or, in some cases, without notice as permitted by law.

(b)
Includes unused advised lines of credit totaling $40.3 billion at March 31, 2007, and $39.0 billion at December 31, 2006, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable.

(c)	Represents contractual amount net of risk participations totaling $32.5 billion at March 31, 2007, and $32.8 billion at December 31, 2006.
(d)	Excludes Firmwide unfunded commitments to private third-party equity funds of $712 million and $686 million at March 31, 2007, and December 31, 2006, respectively.
(e)
The maturity is based upon the underlying assets in the SPE, which are primarily multi-seller asset-backed commercial paper conduits. It includes $1.4 billion of asset purchase agreements to other third-party entities at both March 31, 2007, and December 31, 2006.

(f)	JPMorgan Chase held collateral relating to $13.9 billion and $13.5 billion of these arrangements at March 31, 2007, and December 31, 2006, respectively.
(g)	Includes unused commitments to issue standby letters of credit of $48.6 billion and $45.7 billion at March 31, 2007, and December 31, 2006, respectively.
(h)	Collateral held by the Firm in support of securities lending indemnification agreements was $381.0 billion at March 31, 2007, and $317.9 billion at December 31, 2006.
For a discussion of the off–balance sheet lending-related arrangements the Firm considers to be guarantees under FIN 45, and the related accounting policies, see Note 29 on pages 132–134 of JPMorgan Chase’s 2006 Annual Report. The amount of the liability related to FIN 45 guarantees recorded at March 31, 2007, and December 31, 2006, excluding commitments and derivative contracts discussed above, was $316 million and $297 million, respectively.
In addition to the contracts described above, there are certain derivative contracts to which the Firm is a counterparty that meet the characteristics of a guarantee under FIN 45. For a discussion of the derivatives the Firm considers to be guarantees, and the related accounting policies, see Note 29 on pages 132–134 of JPMorgan Chase’s 2006 Annual Report. The total notional value of the derivatives that the Firm deems to be guarantees was $73 billion and $72 billion at March 31, 2007, and December 31, 2006, respectively. The fair value related to these contracts was a derivative receivable of $238 million and $230 million, and a derivative payable of $1.4 billion and $987 million at March 31, 2007, and December 31, 2006, respectively.
NOTE 24 – DISCONTINUED OPERATIONS
On October 1, 2006, JPMorgan Chase completed the acquisition of The Bank of New York’s consumer, small-business and middle-market banking businesses in exchange for selected corporate trust businesses plus a cash payment of $150 million. The Firm may also make a future payment to The Bank of New York of up to $50 million depending on certain new account openings. During the first quarter of 2006, Income from discontinued operations was $54 million.
JPMorgan Chase will provide certain transitional services to The Bank of New York for a defined period of time after the closing date. The Bank of New York will compensate JPMorgan Chase for these transitional services.

NOTE 25– BUSINESS SEGMENTS
JPMorgan Chase is organized into six major reportable business segments (the Investment Bank, Retail Financial Services, Card Services, Commercial Banking (“CB”), Treasury & Securities Services (“TSS”) and Asset Management (“AM”)), as well as a Corporate segment. The segments are based upon the products and services provided or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a definition of managed basis, see the footnotes to the table below. For a further discussion concerning JPMorgan Chase’s business segments, see Business segment results on page 16 of this Form 10-Q, and pages 34–35 and Note 33 on pages 139–141 of JPMorgan Chase’s 2006 Annual Report.
Business segment financial disclosures
On January 1, 2007, $19.4 billion and $5.3 billion held-for-investment residential mortgage loans were transferred to the Corporate segment from RFS and AM, respectively. Although the loans, together with the responsibility for the investment management of the portfolio, were transferred to Treasury, the transfer has no impact on the financial results of RFS, AM or Corporate.
Segment results
The following table provides a summary of the Firm’s segment results for the quarters ended March 31, 2007 and 2006, on a managed basis. The impact of credit card securitization adjustments have been included in Reconciling items so that the total Firm results are on a reported basis. Finally, Total net revenue (Noninterest revenue and Net interest income) for each of the segments is presented on a tax-equivalent basis. Accordingly, revenue from tax-exempt securities and investments that receive tax credits are presented in the managed results on a basis comparable to taxable securities and investments. This approach allows management to assess the comparability of revenues arising from both taxable and tax-exempt sources. The corresponding income tax impact related to these items is recorded within income tax expense (benefit). The following table summarizes the business segment results and reconciliation to reported U.S. GAAP results.

Segment results and reconciliation(a)

	Investment	Retail Financial	Card	Commercial
Three months ended March 31, 2007 (in millions, except ratios)	Bank	Services	Services(d)	Banking

Noninterest revenue	$5,631	$1,489	$691	$335
Net interest income	623	2,617	2,989	668

Total net revenue	6,254	4,106	3,680	1,003

Provision for credit losses	63	292	1,229	17
Credit reimbursement (to)/from TSS(b)	30	—	—	—
Total noninterest expense(c)	3,831	2,407	1,241	485

Income (loss) from continuing operations before income tax expense	2,390	1,407	1,210	501
Income tax expense (benefit)	850	548	445	197

Income from continuing operations	1,540	859	765	304
Income from discontinued operations	—	—	—	—

Net income	$1,540	$859	$765	$304

Average equity	$21,000	$16,000	$14,100	$6,300
Average assets	658,724	217,135	156,271	82,545
Return on average equity	30%	22%	22%	20%
Overhead ratio	61	59	34	48

	Treasury &	Asset		Reconciling
Three months ended March 31, 2007 (in millions, except ratios)	Securities Services	Management	Corporate	Items(d)(e)	Total

Noninterest revenue	$1,024	$1,659	$1,385	$636	$12,850
Net interest income	502	245	(117)	(1,409)	6,118

Total net revenue	1,526	1,904	1,268	(773)	18,968

Provision for credit losses	6	(9)	3	(593)	1,008
Credit reimbursement (to)/from TSS(b)	(30)	—	—	—	—
Total noninterest expense(c)	1,075	1,235	354	—	10,628

Income (loss) from continuing operations before income tax expense	415	678	911	(180)	7,332
Income tax expense (benefit)	152	253	280	(180)	2,545

Income from continuing operations	263	425	631	—	4,787
Income from discontinued operations	—	—	—	—	—

Net income	$263	$425	$631	$—	$4,787

Average equity	$3,000	$3,750	$52,095	$—	$116,245
Average assets	46,005	45,816	237,533	(65,114)	1,378,915
Return on average equity	36%	46%	NM	NM	17%
Overhead ratio	70	65	NM	NM	56

	Investment	Retail Financial	Card	Commercial
Three months ended March 31, 2006 (in millions, except ratios)	Bank	Services	Services(d)	Banking

Noninterest revenue	$4,638	$1,201	$672	$233
Net interest income	190	2,562	3,013	667

Total net revenue	4,828	3,763	3,685	900

Provision for credit losses	183	85	1,016	7
Credit reimbursement (to)/from TSS(b)	30	—	—	—
Noninterest expense(c)	3,320	2,238	1,243	498

Income (loss) from continuing operations before income tax expense	1,355	1,440	1,426	395
Income tax expense (benefit)	505	559	525	155

Income (loss) from continuing operations	850	881	901	240
Income from discontinued operations	—	—	—	—

Net income (loss)	$850	$881	$901	$240

Average equity	$20,000	$13,896	$14,100	$5,500
Average assets	646,220	231,587	145,994	54,771
Return on average equity	17%	26%	26%	18%
Overhead ratio	69	59	34	55

	Treasury &	Asset		Reconciling
Three months ended March 31, 2006 (in millions, except ratios)	Securities Services	Management	Corporate	Items(d)(e)	Total

Noninterest revenue	$978	$1,338	$143	$979	$10,182
Net interest income	507	246	(547)	(1,645)	4,993

Total net revenue	1,485	1,584	(404)	(666)	15,175

Provision for credit losses	(4)	(7)	—	(449)	831
Credit reimbursement (to)/from TSS(b)	(30)	—	—	—	—
Noninterest expense(c)	1,048	1,098	335	—	9,780

Income (loss) from continuing operations before income tax expense	411	493	(739)	(217)	4,564
Income tax expense (benefit)	149	180	(319)	(217)	1,537

Income (loss) from continuing operations	262	313	(420)	—	3,027
Income from discontinued operations	—	—	54	—	54

Net income (loss)	$262	$313	$(366)	$—	$3,081

Average equity	$2,545	$3,500	$47,626	$—	$107,167
Average assets	29,230	41,012	167,100	(67,557)	1,248,357
Return on average equity	42%	36%	NM	NM	12%
Overhead ratio	71	69	NM	NM	64

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

(b)	TSS reimburses the IB for credit portfolio exposures the IB manages on behalf of clients the segments share.
(c)	Includes Merger costs which are reported in the Corporate segment. Merger costs attributed to the business segments for the three months ended March 31, 2007 and 2006 were as follows.

Three months ended March 31,
(in millions)	2007	2006

Investment Bank	$—	$2
Retail Financial Services	10	7
Card Services	—	13
Commercial Banking	—	—
Treasury & Securities Services	32	26
Asset Management	2	6
Corporate	18	17

Total Merger costs	$62	$71

(d)
Managed results for CS exclude the impact of credit card securitizations on Total net revenue, Provision for credit losses and Average assets, as JPMorgan Chase treats the sold receivables as if they were still on the balance sheet in evaluating the overall performance of CS as operations are funded, and decisions are made about allocating resources such as employees and capital, based upon managed information. These adjustments are eliminated in Reconciling items to arrive at the Firm’s reported U.S. GAAP results. The related securitization adjustments were as follows.

Three months ended March 31,
(in millions)	2007	2006

Noninterest revenue	$(746)	$(1,125)
Net interest income	1,339	1,574
Provision for credit losses	593	449
Average assets	65,114	67,557

(e)
Segment managed results reflect revenues on a tax-equivalent basis with the corresponding income tax impact recorded within Income tax expense. These adjustments are eliminated in Reconciling items to arrive at the Firm’s reported U.S. GAAP results. Tax-equivalent adjustments for the three months ended March 31, 2007 and 2006, were as follows.

Three months ended March 31,
(in millions)	2007	2006

Noninterest revenue	$110	$146
Net interest income	70	71
Income tax expense	180	217

JPMORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEETS, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

	Three months ended March 31, 2007			Three months ended March 31, 2006
	Average		Rate	Average		Rate
	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)
Assets
Deposits with banks	$16,224	$186	4.65%	$20,672	$220	4.31%
Federal funds sold and securities purchased under resale agreements	135,499	1,655	4.95	129,268	1,193	3.74
Securities borrowed	78,768	1,053	5.42	84,220	728	3.51
Trading assets – debt instruments	257,079	3,795	5.99	185,679	2,569	5.61
Securities: Available-for-sale	95,258	1,333	5.68 (c)	60,139	792	5.34 (c)
Held-to-maturity	68	1	5.61	77	1	6.63
Interests in purchased receivables	—	—	NM	30,028	331	4.47
Loans	467,453	8,683	7.53	429,043	7,473	7.06

Total interest-earning assets	1,050,349	16,706	6.45	939,126	13,307	5.75
Allowance for loan losses	(7,259)			(7,121)
Cash and due from banks	30,188			32,211
Trading assets – equity instruments	88,791			70,762
Trading assets – derivative receivables	58,781			52,031
Goodwill	45,125			43,401
Other intangible assets
Mortgage servicing rights	7,784			6,642
Purchased credit card relationships	2,843			3,220
All other intangibles	4,296			4,265
Other assets	98,017			84,396
Assets of discontinued operations held-for-sale(a)	—			19,424

Total assets	$1,378,915			$1,248,357

Liabilities
Interest-bearing deposits	$498,717	$4,995	4.06%	$419,903	$3,551	3.43%
Federal funds purchased and securities sold under repurchase agreements	199,252	2,500	5.09	158,818	1,529	3.90
Commercial paper	22,339	269	4.89	15,310	150	3.97
Other borrowings(b)	95,664	1,195	5.07	107,702	1,371	5.16
Beneficial interests issued by consolidated VIEs	15,993	151	3.82	42,192	407	3.92
Long-term debt	148,146	1,408	3.85	118,875	1,235	4.21

Total interest-bearing liabilities	980,111	10,518	4.35	862,800	8,243	3.87
Noninterest-bearing deposits	123,947			124,629
Trading liabilities – derivative payables	57,465			54,842
All other liabilities, including the allowance for lending-related commitments	101,147			80,465
Liabilities of discontinued operations held-for-sale(a)	—			18,317

Total liabilities	1,262,670			1,141,053

Stockholders’ equity
Preferred stock	—			137
Common stockholders’ equity	116,245			107,167

Total stockholders’ equity	116,245			107,304

Total liabilities and stockholders’ equity	$1,378,915			$1,248,357

Interest rate spread			2.10%			1.88%
Net interest income and net yield on interest-earning assets		$6,188	2.39%		$5,064	2.19%

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

(b)	Includes securities sold but not yet purchased.
(c)	For the quarters ended March 31, 2007 and 2006, the annualized rate for available-for-sale securities based upon amortized cost was 5.68% and 5.29%, respectively.

GLOSSARY OF TERMS

ACH: Automated Clearing House.
Assets under management: Represent assets actively managed by Asset Management on behalf of institutional, private banking, private client services and retail clients. Excludes assets managed by American Century Companies, Inc., in which the Firm has a 44% ownership interest.
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
FASB: Financial Accounting Standards Board.
FIN 39: FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts – an interpretation of APB Opinion No. 10 and FASB Statement No. 105.”
FIN 41: FASB Interpretation No. 41, “Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements – an interpretation of APB Opinion No. 10 and a Modification of FASB Interpretation No. 39.”
FIN 45: FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.”
FIN 46R: FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51.”
FIN 48: FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”

FSP: FASB Staff Position.
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
Principal transactions: Realized and unrealized gains and losses from trading activities (including physical commodities inventories that are accounted for at the lower of cost or fair value) and changes in fair value associated with instruments held by the Investment Bank for which the SFAS 159 fair value option was elected. Principal transactions also include private equity gains and losses.
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
SFAS 159: “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”
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
Net mortgage servicing revenue includes the following components:
(a)	Servicing revenue represents all gross income earned from servicing third-party mortgage loans including stated service fees, excess service fees, late fees, and other ancillary fees.

(b)	Changes in MSR asset fair value due to:
–	market based inputs such as interest rates and volatility, as well as updates to valuation assumptions used in the MSR valuation model.

–	servicing portfolio runoff (or time decay).
(c)
Derivative valuation adjustments and other, which represents changes in the fair value of derivative instruments used to offset the impact of changes in the market based inputs to the MSR valuation model.

MSR risk management results includes changes in the MSR asset fair value due to inputs or assumptions and derivative valuation adjustments and other.

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
IB revenues, gross – Represents total revenue related to investment banking products sold to CB clients.
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

Asset Management
Assets under management: Represent assets actively managed by Asset Management on behalf of institutional, private banking, private client services and retail clients. Excludes assets managed by American Century Companies, Inc., in which the Firm has a 44% ownership interest.
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

Item 3 Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see the Market Risk Management section of the MD&A on pages 60–63 of this Form 10-Q.
Item 4 Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Firm’s management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective. See Exhibits 31.1 and 31.2 for the Certification statements issued by the Chairman and Chief Executive Officer, and Chief Financial Officer.
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
Part II Other Information
Item 1 Legal proceeding
The following information supplements and amends the disclosure set forth under Part I, Item 3 “Legal proceedings” in the Firm’s 2006 Annual Report.
Enron litigation. In the purported consolidated class action lawsuit by JPMorgan Chase stockholders, the United States District Court for the Southern District of New York granted the Firm’s motion to dismiss, with prejudice, on March 28, 2007.
In the shareholder derivative action filed against current and former directors of JPMorgan Chase, the Firm’s motion to dismiss was granted on February 14, 2007. On March 16, 2007, plaintiff filed a notice of appeal, which is currently pending.
In the putative class action on behalf of JPMorgan Chase employees who participated in the Firm’s 401(k) plan, plaintiffs filed their opening appellate brief on March 26, 2007. Appellees’ brief is due in May 2007.
In the action pending in New York Supreme Court, New York County, alleging claims relating to the Firm’s role as Indenture Trustee, plaintiffs filed an Amended Complaint on March 30, 2007.
IPO allocation litigation. On January 7, 2007, plaintiffs in the consolidated IPO securities cases filed with the United States Court of Appeals for the Second Circuit a petition for rehearing and rehearing en banc of the Court’s December 5, 2006 decision on class certification. On April 6, 2007, the Second Circuit panel denied the rehearing petition. No decision has yet been issued with respect to en banc review.
Plaintiffs’ appeal to the Second Circuit from the District Court’s February 28, 2006 final judgment dismissing the LaSala Actions is now fully briefed, and oral argument has been scheduled for May 24, 2007.
With respect to the IPO antitrust cases, oral argument was held before the United States Supreme Court on March 27, 2007 on defendants’ appeal of the Second Circuit’s reversal of the District Court’s November 3, 2003 dismissal decision.
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
Item 1A Risk Factors
For a discussion of risk factors affecting the Firm, see Part 1, Item 1A, Risk Factors, on pages 4–6 and Forward-Looking Statements on page 147 of JPMorgan Chase’s 2006 Annual Report.
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
On April 17, 2007, the Board of Directors authorized the repurchase of up to $10.0 billion of the Firm’s common shares. The new authorization commenced April 19, 2007, and replaced the Firm’s previous $8.0 billion repurchase program. Repurchase authorization under the prior $8.0 billion program that remained unused as of April 19, 2007 was $816 million.
During the first quarter of 2007, under the $8.0 billion stock repurchase program, the Firm repurchased a total of 80.9 million shares for $4.0 billion at an average price per share of $49.45. During the first quarter of 2006, under the then effective stock repurchase programs, the Firm repurchased 31.8 million shares for $1.3 billion at an average price per share of $40.54. Of the $1.3 billion of shares repurchased in the first quarter of 2006, $1.1 billion was repurchased under a prior $6.0 billion stock repurchase program, and $143 million was repurchased under the $8.0 billion stock repurchase program.
As under previous stock repurchase programs, the actual amount of shares repurchased under the new $10.0 billion program will be subject to various factors, including market conditions; legal considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account goodwill and intangibles); internal capital generation; and alternative potential investment opportunities. The repurchase program does not include specific price targets or time tables; may be executed through open market purchases or privately negotiated transactions or utilizing Rule 10b5-1 programs; and may be suspended at any time.
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
The Firm’s repurchases of equity securities during the first quarter of 2007 were as follows.

			Dollar value of
	Total open	Average	remaining authorized
For the three months ended	market shares	price paid	repurchase program
March 31, 2007	repurchased	per share(a)	(in millions)

January	12,455,900	$49.32	$4,599
February	29,394,205	50.82	3,105
March	39,056,154	48.46	1,212

Total	80,906,259	$49.45

(a)	Excludes commission costs.

In addition to the repurchases disclosed above, participants in the Firm’s stock-based incentive plans may have shares withheld to cover income taxes. Shares withheld to pay income taxes are repurchased pursuant to the terms of the applicable plan and not under the Firm’s share repurchase program. Shares repurchased pursuant to these plans during the first quarter of 2007 were as follows.

		Average
For the three months ended	Total shares	price paid
March 31, 2007	repurchased	per share

January	2,581,845	$49.99
February	354	49.44
March	6,508	48.86

Total	2,588,707	$49.98

During the first quarter of 2007, shares of common stock of JPMorgan Chase & Co. were issued in transactions exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof, as follows: (i) on January 3, 2007, 15,920 shares were issued to retired directors who had deferred receipt of such common stock pursuant to the Deferred Compensation Plan for Non-Employee Directors; and (ii) on January 24, 2007, 28,419 shares were issued to retired employees who had deferred receipt of such common shares pursuant to the Corporate Performance Incentive Plan.
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

JPMORGAN CHASE & CO.

(Registrant)

Date: May 10, 2007
	By	/s/ Louis Rauchenberger

Louis Rauchenberger

Managing Director and Controller
[Principal Accounting Officer]

INDEX TO EXHIBITS
SEQUENTIALLY NUMBERED

EXHIBIT NO.	EXHIBITS	PAGE AT WHICH LOCATED

31.1	Certification	118

31.2	Certification	119

The following exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. In addition, Exhibit No. 32 shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	120