Form 10-Q
period 2007-06-30
J P MORGAN CHASE & CO
filed 2007-08-09
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007	Commission file number 1-5805

JPMORGAN CHASE & CO.
(Exact name of registrant as specified in its charter)

Delaware	13-2624428
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

270 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)
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
☐ Yes   ☒ No

Number of shares of common stock outstanding as of July 31, 2007: 3,383,895,701

FORM 10-Q

JPMORGAN CHASE & CO.
CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)
(in millions, except per share, headcount and ratio data)						Six months ended June 30,
As of or for the period ended,	2Q07	1Q07	4Q06	3Q06	2Q06	2007	2006

Selected income statement data
Noninterest revenue(a)	$12,593	$12,850	$10,501	$10,166	$9,908	$25,443	$20,090
Net interest income	6,315	6,118	5,692	5,379	5,178	12,433	10,171

Total net revenue	18,908	18,968	16,193	15,545	15,086	37,876	30,261

Provision for credit losses	1,529	1,008	1,134	812	493	2,537	1,324
Noninterest expense	11,028	10,628	9,885	9,796	9,382	21,656	19,162
Income tax expense	2,117	2,545	1,268	1,705	1,727	4,662	3,264

Income from continuing operations	4,234	4,787	3,906	3,232	3,484	9,021	6,511
Income from discontinued operations(b)	—	—	620	65	56	—	110

Net income	$4,234	$4,787	$4,526	$3,297	$3,540	$9,021	$6,621

Per common share
Basic earnings per share:
Income from continuing operations	$1.24	$1.38	$1.13	$0.93	$1.00	$2.63	$1.87
Net income	1.24	1.38	1.31	0.95	1.02	2.63	1.91
Diluted earnings per share:
Income from continuing operations	$1.20	$1.34	$1.09	$0.90	$0.98	$2.55	$1.82
Net income	1.20	1.34	1.26	0.92	0.99	2.55	1.85
Cash dividends declared per share	0.38	0.34	0.34	0.34	0.34	0.72	0.68
Book value per share	35.08	34.45	33.45	32.75	31.89	35.08	31.89
Common shares outstanding
Average: Basic	3,415	3,456	3,465	3,469	3,474	3,436	3,473
Diluted	3,522	3,560	3,579	3,574	3,572	3,541	3,571
Common shares at period end	3,399	3,416	3,462	3,468	3,471
Share price(c)
High	$53.25	$51.95	$49.00	$47.49	$46.80	$53.25	$46.80
Low	47.70	45.91	45.51	40.40	39.33	45.91	37.88
Close	48.45	48.38	48.30	46.96	42.00
Market capitalization	164,659	165,280	167,199	162,835	145,764
Financial ratios
Return on common equity (“ROE”):(d)
Income from continuing operations	14%	17%	14%	11%	13%	16%	12%
Net income	14	17	16	12	13	16	12
Return on assets (“ROA”):(d)
Income from continuing operations	1.19	1.41	1.14	0.98	1.05	1.29	1.03
Net income	1.19	1.41	1.32	1.00	1.06	1.29	1.03
Overhead ratio	58	56	61	63	62	57	63
Tier 1 capital ratio	8.4	8.5	8.7	8.6	8.5
Total capital ratio	12.0	11.8	12.3	12.1	12.0
Selected balance sheet data (period-end)
Total assets	$1,458,042	$1,408,918	$1,351,520	$1,338,029	$1,328,001
Loans	465,037	449,765	483,127	463,544	455,104
Deposits	651,370	626,428	638,788	582,115	593,716
Long-term debt	159,493	143,274	133,421	126,619	125,280
Total stockholders’ equity	119,211	117,704	115,790	113,561	110,684
Headcount	179,664	176,314	174,360	171,589	172,423
Credit quality metrics
Allowance for credit losses	$8,399	$7,853	$7,803	$7,524	$7,500
Nonperforming assets(e)	2,586	2,421	2,341	2,300	2,384
Allowance for loan losses to total loans(f)	1.71%	1.74%	1.70%	1.65%	1.69%
Net charge-offs	$985	$903	$930	$790	$654	$1,888	$1,322
Net charge-off rate(d)(f)	0.90%	0.85%	0.84%	0.74%	0.64%	0.88%	0.66%
Wholesale net charge-off (recovery) rate(d)(f)	(0.07)	(0.02)	0.07	(0.03)	(0.05)	(0.04)	(0.05)
Managed card net charge-off rate(d)	3.62	3.57	3.45	3.58	3.28	3.59	3.13

(a)	The Firm adopted SFAS 157 in the first quarter of 2007. See Note 3 on page 73 of this Form 10-Q for additional information.

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

(d)	Ratios are based upon annualized amounts.

(e)	Excludes nonperforming wholesale held-for-sale (“HFS”) loans purchased as part of the Investment Bank’s proprietary activities.

(f)
Excluded from the allowance coverage ratios were end-of-period Loans held-for-sale and loans accounted for at fair value; and excluded from the net charge-off rates were average Loans held-for-sale and loans accounted for at fair value.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section of the Form 10-Q provides management’s discussion and analysis (“MD&A”) of the financial condition and results of operations for JPMorgan Chase. See the Glossary of terms on pages 113-115 for definitions of terms used throughout this Form 10-Q. The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause JPMorgan Chase’s results to differ materially from those set forth in such forward-looking statements. Certain of such risks and uncertainties are described herein (see Forward-looking Statements on page 118 of this Form 10-Q) and in the JPMorgan Chase Annual Report on Form 10-K for the year ended December 31, 2006, as amended (“2006 Annual Report” or “2006 Form 10-K”), (see Part I, Item 1A: Risk factors and see Forward-looking Statements in the MD&A) to which reference is hereby made.
INTRODUCTION
JPMorgan Chase & Co. (the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with $1.5 trillion in assets, $119.2 billion in stockholders’ equity and operations worldwide. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing, asset management and private equity. Under the JPMorgan and Chase brands, the Firm serves millions of customers in the U.S. and many of the world’s most prominent corporate, institutional and government clients.
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
RFS serves customers through more than 3,000 bank branches, 8,600 ATMs and 270 mortgage offices, and through relationships with more than 15,000 auto dealerships and 4,300 schools and universities. Nearly 13,000 branch salespeople assist customers, across a 17-state footprint from New York to Arizona, with checking and savings accounts, mortgage, home equity and business loans, investments and insurance. More than 1,200 additional mortgage officers provide home loans throughout the country.
Card Services
With more than 150 million cards in circulation and $148.0 billion in managed loans, Chase Card Services (“CS”) is one of the nation’s largest credit card issuers. Customers used Chase cards for more than $169.3 billion worth of transactions in the six months ended June 30, 2007.

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
Chase Paymentech Solutions, LLC, a joint venture with JPMorgan Chase and First Data Corporation, is the largest processor of MasterCard and Visa payments in the world, having handled 9.3 billion transactions in the six months ended June 30, 2007.
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
Asset Management
With assets under supervision of $1.5 trillion, Asset Management (“AM”) is a global leader in investment and wealth management. AM clients include institutions, retail investors and high-net-worth individuals in every major market throughout the world. AM offers global investment management in equities, fixed income, real estate, hedge funds, private equity and liquidity, including both money market instruments and bank deposits. AM also provides trust and estate and banking services to high-net-worth clients, and retirement services for corporations and individuals. The majority of AM’s client assets are in actively managed portfolios.
OTHER BUSINESS EVENTS
Investment in SLM Corporation
On April 16, 2007, an investor group, which comprised of JPMorgan Chase and three other firms, announced it had signed a definitive agreement to purchase SLM Corporation (“Sallie Mae”) for approximately $25 billion. JPMorgan Chase will invest $2.2 billion and will own 24.9% of the company. The transaction requires the approval of Sallie Mae’s stockholders and is subject to regulatory approvals and other closing conditions. If all such approvals are obtained and closing conditions are met, the transaction is expected to close in late 2007.
Headquarters for the Investment Bank in London and New York
On May 3, 2007, JPMorgan Chase announced plans to build a new investment banking headquarters in London. The building will have more than one million square feet, with up to five trading floors comprising 72,800 square feet each. The Firm expects the building to open by late 2012. On June 14, 2007, JPMorgan Chase announced it will build a new 1.3 million square-foot global investment banking headquarters in the World Trade Center complex in New York City. The Firm expects the building to open by early 2012.

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
Financial performance of JPMorgan Chase

	Three months ended June 30,			Six months ended June 30,
(in millions, except per share and ratio data)	2007	2006	Change	2007	2006	Change

Selected income statement data
Total net revenue	$18,908	$15,086	25%	$37,876	$30,261	25%
Provision for credit losses	1,529	493	210	2,537	1,324	92
Total noninterest expense	11,028	9,382	18	21,656	19,162	13
Income from continuing operations	4,234	3,484	22	9,021	6,511	39
Income from discontinued operations	—	56	NM	—	110	NM
Net income	4,234	3,540	20	9,021	6,621	36

Diluted earnings per share
Income from continuing operations	$1.20	$0.98	22%	$2.55	$1.82	40%
Net income	1.20	0.99	21	2.55	1.85	38
Return on common equity
Income from continuing operations	14%	13%		16%	12%
Net income	14	13		16	12

Business overview
The Firm reported 2007 second-quarter Net income of $4.2 billion, or $1.20 per share, compared with Net income of $3.5 billion, or $0.99 per share, for the second quarter of 2006. Return on common equity for the quarter was 14% compared with 13% in the prior year.
Net income for the first six months of 2007 was $9.0 billion, or $2.55 per share, compared with $6.6 billion, or $1.85 per share, in the comparable period last year. Return on common equity was 16% for the first six months of 2007 compared with 12% for the prior-year period.
In the first quarter of 2007 the Firm adopted SFAS 157 (“Fair Value Measurements”) and SFAS 159 (“Fair Value Option”). For a discussion of SFAS 157 and SFAS 159, see Note 3 on pages 73-80 and Note 4 on pages 80-83 of this Form 10-Q.
In the second quarter of 2007, the global economy continued to grow, as solid growth in the industrial economies supported continued progress in the emerging markets economies. Global capital markets activity was strong during the second quarter of 2007, with debt and equity underwriting and merger and acquisition activity surpassing levels from the second quarter of 2006. Both domestic and international equity markets rose, benefiting from favorable economic trends and benign inflation, with the S&P 500 and international indices increasing approximately 5.00% on average during the second quarter of 2007. The Federal Reserve Board held the federal funds rate steady at 5.25%. While long-term interest rates rose in response to indications of improving economic activity, the Treasury yield curve remained moderately inverted. During the second quarter, the U.S. economy rebounded to an approximate 3.40% annualized growth rate, even though high energy prices dampened consumer spending and the ongoing housing contraction continued to weigh on the overall economy. While demand for wholesale loans in the U.S. continued to grow in the second quarter at close to a double-digit pace, U.S. consumer loan growth slowed, and mortgage lending contracted.
The second quarter of 2007 economic environment was a contributing factor to the performance of the Firm and each of its businesses. The overall economic expansion, strong level of capital markets activity and positive performance in equity markets helped to drive new business volume and organic growth within each of the Firm’s wholesale businesses. Weakness in the housing markets, however, led to increased losses in Retail Financial Services resulting in an increase in provision related to the home equity portfolio.
The discussion that follows highlights the current-quarter performance of each business segment compared with the prior-year quarter, and discusses results on a managed basis unless otherwise noted. For more information about managed basis, see Explanation and reconciliation of the Firm’s use of non-GAAP financial measures on pages 13-16 of this Form 10-Q .

Investment Bank net income increased from the prior year driven by strong Total net revenue growth, primarily offset by an increase in Total noninterest expense, as well as an increase in the Provision for credit losses. Investment banking fees were at a record level, driven by record advisory fees, strong debt underwriting fees and record equity underwriting fees. Fixed Income Markets revenue benefited from strong results across most products, partially offset by weaker commodities performance versus a strong prior-year quarter. Equity Markets revenue more than doubled from the prior year, benefiting from strong global derivatives and cash equities trading performance. The increase in the Provision for credit losses was largely related to lending-related commitments, reflecting portfolio activity. The increase in Total noninterest expense was due primarily to higher performance-based compensation expense.
Retail Financial Services net income decreased as declines in Regional Banking and Auto Finance were offset partially by improved results in Mortgage Banking. Total net revenue increased from the prior year due to The Bank of New York transaction, higher mortgage loan originations and increased deposit-related fees. Total net revenue also benefited from the classification of certain mortgage loan origination costs as expense due to the adoption of SFAS 159. These benefits were offset partially by the sale of the insurance business in 2006. The Provision for credit losses increased reflecting weak housing prices in select geographic areas and the resulting increase in estimated losses for high loan-to-value home equity loans, especially those originated through the wholesale channel. Total noninterest expense was up from the prior year due to The Bank of New York transaction, the classification of certain loan origination costs as expense due to the adoption of SFAS 159, an increase in loan originations in Mortgage Banking, and investments in retail distribution. These increases were offset partially by the sale of the insurance business.
Card Services net income decreased when compared with the prior year, primarily due to prior-year results benefiting from significantly lower net charge-offs following the change in bankruptcy legislation in the fourth quarter of 2005. Total net revenue was up compared with the prior year. The increase was driven by increased average loans, higher fees and increased interchange income from higher charge volume. These benefits were largely offset by higher volume-driven payments to partners and increased rewards expense; increased cost of funds on higher introductory, transactor and promotional balances; higher charge-offs, which resulted in increased revenue reversals; and the discontinuation of certain billing practices in the quarter (including the elimination of certain over-limit fees and the two-cycle billing method for calculating finance charges). The managed provision for credit losses increased, primarily due to the prior year benefiting from a lower level of net charge-offs, following the change in bankruptcy legislation in the fourth quarter of 2005. Total noninterest expense was down due mainly to lower Marketing expense and lower fraud-related expense, partially offset by higher volume-related expense.
Commercial Banking net income was flat compared with the prior year, as an increase in Total net revenue was offset by a higher Provision for credit losses. Total net revenue increased due to double-digit growth in liability balances and loans, which reflected organic growth and The Bank of New York transaction. In addition, Total net revenue benefited from higher investment banking revenue and deposit-related fees. These increases in Total net revenue were largely offset by the continued shift to narrower-spread liability products and spread compression in the liability and loan portfolios. The Provision for credit losses increased reflecting portfolio activity. Total noninterest expense was flat to the prior year.
Treasury & Securities Services achieved record net income driven by record Total net revenue partially offset by higher Compensation expense. Total net revenue growth was driven by increased product usage by new and existing clients, market appreciation, and seasonally strong activity in securities lending and depositary receipts. These benefits were offset partially by lower foreign exchange revenue, as a result of narrower-market spreads, and by a continued shift to narrower-spread liability products. Total noninterest expense increased due largely to higher Compensation expense related to business and volume growth, as well as investment in new product platforms.
Asset Management net income was a record benefiting from increased Total net revenue, partially offset by higher Compensation expense. Record Total net revenue, principally fees and commissions, benefited largely from increased assets under management and higher performance and placement fees. The Provision for credit losses was a slight benefit in both time periods. Total noninterest expense increased due largely to higher compensation, primarily performance-based, and investments in all business segments.
Corporate segment net income increased primarily from higher private equity gains, lower securities losses and improved Net interest income, partially offset by higher Total noninterest expense. Prior-year results also included Income from discontinued operations. Total net revenue benefited from a higher level of private equity gains, the classification of certain private equity carried interest as Compensation expense, a lower amount of securities losses and improved net interest spread. Total noninterest expense increased due to higher net legal costs, reflecting a lower level of recoveries and higher expense, including settlement costs relating to certain copper antitrust litigation. In addition, Total noninterest expense increased due to the classification of certain private equity carried interest as Compensation expense. These increases were offset partially by lower Compensation expense and business efficiencies.

Income from discontinued operations was $56 million in the prior year. Discontinued operations (included in the Corporate segment results) includes the income statement activity of selected corporate trust businesses that were sold to The Bank of New York.
During the quarter ended June 30, 2007, approximately $730 million (pretax) of merger savings were realized, which is an annualized rate of approximately $2.9 billion. Merger costs of $64 million were expensed during the second quarter of 2007, bringing the total amount expensed since the merger announcement to $3.6 billion (including capitalized costs).
The managed provision for credit losses was $2.1 billion, up by $1.1 billion, or 101%, from the prior year. The wholesale provision for credit losses was $198 million for the quarter compared with a benefit of $77 million in the prior year. The change was largely related to lending-related commitments, reflecting portfolio activity. Wholesale net recoveries were $29 million in the current quarter, compared with net recoveries of $19 million in the prior year, resulting in net recovery rates of 0.07% and 0.05%, respectively. The total consumer managed provision for credit losses was $1.9 billion, compared with $1.1 billion in the prior year. The prior year benefited from significantly lower credit card net charge-offs, following the change in bankruptcy legislation in the fourth quarter of 2005. The increase from the prior year also reflected additions to the allowance for credit losses and higher charge-offs related to the home equity loan portfolio. The Firm had total nonperforming assets of $2.6 billion at June 30, 2007, up by $202 million, or 8%, from the prior-year level of $2.4 billion.
The Firm had, at June 30, 2007, Total stockholders’ equity of $119.2 billion and a Tier 1 capital ratio of 8.4%. The Firm purchased $1.9 billion, or 36.7 million shares, of common stock during the quarter.
Business outlook
The following forward-looking statements are based upon the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause JPMorgan Chase’s results to differ materially from those set forth in such forward-looking statements.
JPMorgan Chase’s outlook for the third quarter of 2007 should be viewed against the backdrop of the global economy, financial markets activity and the geopolitical environment, all of which are integrally linked.
The Investment Bank entered the third quarter with a strong Investment banking fee pipeline. However, recent market conditions include problems in the mortgage markets, the inability to successfully complete the syndication of certain leverage buyout financings, general widening of credit spreads, reduced liquidity and increased volatility across all markets. The effect of these market conditions has led and could continue to lead to lower trading revenues, reduced levels of client activity, lower realization of the Investment banking fee pipeline and an increase in retained loans resulting from leveraged finance activities. The increase in retained loans is likely to result in an increase in the allowance for loan losses and/or markdowns of loans related to leveraged buyout financing activities. Management continues to believe that the net loss in Treasury and Other Corporate on a combined basis will be approximately $50 million to $100 million per quarter; and that private equity results, which are dependent upon the capital markets, could continue to be volatile over time. The performance of each of the Firm’s lines of business will be affected by overall global economic growth, financial market movements (including interest rate movements), the competitive environment and client activity levels in any given time period.
Future economic conditions may also cause the provision for credit losses to increase over time. The wholesale provision for credit losses may be increased over time as a result of portfolio activity and by a trend toward a more normal level of provisioning. The consumer provision for credit losses could be increased as a result of a higher level of net charge-offs in Card Services as losses return to a more normal level following the 2005 fourth quarter change in the bankruptcy law, and as a result of a higher level of losses in Retail Financial Services if housing prices continue to weaken. Given the continued downward pressure on housing prices and the elevated level of unsold houses nationally, management remains cautious with respect to the home equity portfolio. In addition, credit spread widening in the prime and subprime mortgage markets is causing downward valuation pressure on the mortgage loans in the Firm’s mortgage warehouse.
Firmwide, Total noninterest expense is anticipated to reflect investments in each business, recent acquisitions and divestitures, continued merger savings and other operating efficiencies. Management continues to believe that annual merger savings will reach approximately $3.0 billion by the end of 2007 following completion of the last significant conversion activity, which is the wholesale deposit conversion scheduled for the 2007 third quarter. Merger costs of approximately $400 million are expected to be incurred during 2007 (including a modest amount related to The Bank of New York transaction). These additions are expected to bring total cumulative merger costs to $3.8 billion by the end of 2007.

CONSOLIDATED RESULTS OF OPERATIONS
The following section provides a comparative discussion of JPMorgan Chase’s consolidated results of operations on a reported basis. Factors that relate primarily to a single business segment are discussed in more detail within that business segment than they are in this consolidated section. Total net revenue, Noninterest expense and Income tax expense for prior periods have been revised to reflect the impact of discontinued operations. For a discussion of the Critical accounting estimates used by the Firm that affect the Consolidated results of operations, see page 66 of this Form 10-Q and pages 83-85 of the JPMorgan Chase 2006 Form 10-K.

Total net revenue
The following table presents the components of Total net revenue.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2007	2006	Change	2007	2006	Change

Investment banking fees	$1,898	$1,370	39%	$3,637	$2,539	43%
Principal transactions	3,566	2,741	30	8,037	5,450	47
Lending & deposit related fees	951	865	10	1,846	1,706	8
Asset management, administration and commissions	3,611	2,966	22	6,797	5,840	16
Securities gains (losses)	(223)	(502)	56	(221)	(618)	64
Mortgage fees and related income	523	213	146	999	454	120
Credit card income	1,714	1,791	(4)	3,277	3,701	(11)
Other income	553	464	19	1,071	1,018	5

Noninterest revenue	12,593	9,908	27	25,443	20,090	27
Net interest income	6,315	5,178	22	12,433	10,171	22

Total net revenue	$18,908	$15,086	25	$37,876	$30,261	25

Total net revenue for the second quarter of 2007 was $18.9 billion, up by $3.8 billion, or 25%, from the prior year. This increase was a result of higher Net interest income, very strong private equity gains, higher Asset management, administration and commissions revenue, record Investment banking fees, a lower level of securities losses, and higher Mortgage fees and related income. For the first six months of 2007, Total net revenue was $37.9 billion, up by $7.6 billion, or 25%, from the prior year. The increase was driven primarily by the aforementioned items including the impact of the adoption of SFAS 157 and 159, and was partially offset by lower Credit card income.
Investment banking fees of $1.9 billion in the second quarter and $3.6 billion for the first six months of 2007 were at record levels for the Firm. These results were driven by record advisory and equity underwriting fees as well as strong debt underwriting fees. For a further discussion of Investment banking fees, which are primarily recorded in the IB, see the IB segment results on pages 17-20 of this Form 10-Q.
Principal transactions revenue consists of trading revenue, which includes changes in fair value associated with financial instruments held by the IB for which the SFAS 159 fair value option was elected, and private equity gains. Trading revenue of $2.1 billion in the second quarter of 2007 was flat compared with the same period last year. In the first six months of 2007, trading revenue of $5.3 billion was higher than in the first six months of 2006, reflecting strong performance in most fixed income and equities products. Credit Portfolio increased in the first six months of 2007 compared with the first six months of 2006 as a result of an adjustment to the valuation of the Firm’s derivative liabilities measured at fair value to reflect the credit quality of the Firm, as a part of the adoption of SFAS 157. Private equity gains in the second quarter and first six months of 2007 benefited from a higher level of gains and the classification of certain private equity carried interest as Compensation expense. Also favorably affecting the first six months of 2007 was a fair value adjustment in the first quarter of 2007 on nonpublic investments resulting from the adoption of SFAS 157. For a further discussion of Principal transactions revenue, see the IB and Corporate segment results on pages 17-20 and 40-42, respectively, and Note 5 on pages 83-85 of this Form 10-Q.
Lending & deposit related fees rose from the second quarter and first six months of 2006 as a result of higher deposit-related fees and The Bank of New York transaction. For a further discussion of Lending & deposit related fees, which are partly recorded in RFS, see the RFS segment results on pages 21-28 of this Form 10-Q.
Asset management, administration and commissions revenue was higher in the second quarter and first six months of 2007 compared with the prior-year periods, primarily due to an increase in assets under management and higher performance and placement fees in AM. The growth in assets under management, which reached $1.1 trillion at the end of the second quarter of 2007, up 23% from the prior year, was the result of net asset inflows into the Institutional, Retail and Private Bank segments, and market appreciation. Also contributing to the increase was higher assets under custody in TSS, driven by market value appreciation and new business, as well as growth in other fees due to a combination of increased product usage by existing clients and new business growth. In addition, commissions revenue increased due to higher brokerage transaction volume (primarily included within the Markets revenue of the IB), partly offset by the sale of the insurance business in the third quarter of 2006, and a charge in the first quarter of 2007 resulting from accelerated surrenders of customer annuities. For additional information on these fees and commissions, see the segment discussions for IB on pages 17-20, RFS on pages 21-28, TSS on pages 35-36, and AM on pages 37-39 of this Form 10-Q.
The favorable variances in Securities gains (losses) for the second quarter and first half of 2007, when compared with the second quarter and first half of 2006, were due primarily to a lower level of securities losses in Treasury’s portfolio repositioning results. For a further discussion of Securities gains (losses), which are mostly recorded in the Firm’s Treasury business, see the Corporate segment discussion on pages 40-42 of this Form 10-Q.
Mortgage fees and related income increased in the second quarter and first six months of 2007 compared with the prior-year periods. Growth in production revenue reflected higher gain on sale income primarily attributable to increased mortgage loan originations, and the classification of certain loan origination costs as expense (loan origination costs previously netted against revenue are currently recorded as expense) due to the adoption of SFAS 159. Net mortgage servicing revenue improved due to an increase in third-party loans serviced. Mortgage fees and related income exclude the impact of NII and AFS securities gains and losses related to mortgage activities. For a discussion of Mortgage fees and related income, which is recorded primarily in RFS’s Mortgage Banking business, see the Mortgage Banking discussion on pages 26-27 of this Form 10-Q.
Credit card income decreased from the second quarter and first six months of 2006, primarily due to lower servicing fees earned in connection with securitization activities, which were affected unfavorably by lower interest income earned and higher credit losses incurred. Also contributing to the decrease were increases in volume-driven payments to partners and expenses related to reward programs. These were offset partially by a higher level of fee-based revenue and increased customer charge volume that favorably impacted interchange income. For a further discussion of Credit card income, see CS’s segment results on pages 29-32 of this Form 10-Q.
The increases in Other income from the second quarter and first six months of 2006 reflected higher gains on the sale of loans and leveraged leases, partly as a result of a loss in the first quarter of 2006 related to auto loans transferred to held-for-sale, and increased income from automobile operating leases. These benefits were offset partially by the absence of a $103 million gain in the second quarter of 2006 related to the sale of MasterCard shares in its initial public offering and lower revenues from loan workouts.
Net interest income rose from the second quarter and first six months of 2006, primarily from the following: higher trading-related Net interest income due to a shift of Interest expense to Principal transactions revenue related to certain IB structured notes to which fair value accounting was elected in connection with the adoption of SFAS 159; an improvement in Treasury’s net interest spread; an increase in consumer loans; the impact of The Bank of New York transaction; and higher consumer deposits, wholesale liability balances, and loan fees. These increases were offset slightly by narrower spreads on consumer loans as well as deposits, which partly resulted from the continued shift to narrower-spread deposit products; the impact of higher credit card charge-offs which resulted in increased revenue reversals; and the sale of the insurance business. The Firm’s total average interest-earning assets for the second quarter of 2007 were $1.1 trillion, up 9% from the second quarter of 2006. The increase was primarily a result of higher Trading assets - debt instruments, Loans, and Available-for-sale securities partially offset by a decline in Interests in purchased receivables as a result of the restructuring and deconsolidation during the second quarter of 2006 of certain multi-seller conduits that the Firm administered. The net interest yield on these assets, on a fully taxable equivalent basis, was 2.35%, an increase of 28 basis points from the prior year, partly reflecting the adoption of SFAS 159. The Firm’s total average interest earning assets for the first six months of 2007 were $1.1 trillion, up 10% from the first six months of 2006, and were also driven by the aforementioned items. The net interest yield on these assets, on a fully taxable-equivalent basis, was 2.37%, an increase of 24 basis points from the prior year.

Provision for credit losses	Three months ended June 30,			Six months ended June 30,
(in millions)	2007	2006	Change	2007	2006	Change

Provision for credit losses	$1,529	$493	210%	$2,537	$1,324	92%

The Provision for credit losses in the second quarter and first half of 2007 rose from the comparable prior-year periods. The increase in the consumer provision for credit losses in the second quarter of 2007 was due to a $329 million addition to the home equity allowance for loan losses driven by weak housing prices in select geographic areas and the resulting increase in estimated losses for high loan-to-value home equity loans, in particular those originated through the wholesale channel; the absence of prior-year benefits from significantly lower credit card net charge-offs following the change in bankruptcy legislation in the fourth quarter of 2005; and the release in the second quarter of 2006 of $90 million of provision related to Hurricane Katrina in CS. For the first half of 2007 the increase in the consumer Provision for credit losses also reflected higher losses in the subprime mortgage portfolio, partially offset by a reversal in the first quarter of 2007 of a portion of the reserves in RFS related to Hurricane Katrina. The increase in the wholesale provision for credit losses was due primarily to lending-related commitments, reflecting portfolio activity. For a more detailed discussion of the loan portfolio and the Allowance for loan losses, refer to Credit risk management on pages 51-62 of this Form 10-Q.
Noninterest expense
The following table presents the components of Noninterest expense.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2007	2006	Change	2007	2006	Change

Compensation expense	$6,309	$5,268	20%	$12,543	$10,816	16%
Occupancy expense	652	553	18	1,292	1,147	13
Technology, communications and equipment expense	921	876	5	1,843	1,745	6
Professional & outside services	1,259	1,085	16	2,459	2,093	17
Marketing	457	526	(13)	939	1,045	(10)
Other expense	1,013	631	61	1,748	1,447	21
Amortization of intangibles	353	357	(1)	706	712	(1)
Merger costs	64	86	(26)	126	157	(20)

Total noninterest expense	$11,028	$9,382	18	$21,656	$19,162	13

Total noninterest expense for the second quarter of 2007 was $11.0 billion, up by $1.6 billion, or 18%, from the prior year. Expense increased due to higher Compensation expense, primarily incentive-based, and increased net legal costs reflecting a lower level of recoveries and higher expense. Expense growth also was driven by The Bank of New York transaction, acquisitions and investments in all of the businesses. The increase in expense was offset partially by business divestitures and expense efficiencies. For the first six months of 2007, Total noninterest expense was $21.7 billion, up by $2.5 billion, or 13%, from the prior year, driven primarily by the aforementioned items.
The increase in Compensation expense from the second quarter and first half of 2006 was primarily the result of higher performance-based incentives; additional headcount in connection with The Bank of New York transaction, acquisitions and investments in businesses; the classification of certain private equity carried interest from Principal transactions revenue, and the classification of certain loan origination costs (previously netted against revenue) due to the adoption of SFAS 159. These increases were offset partially by merger-related savings. Also affecting the six month variance is the absence of a prior-year expense of $459 million from the adoption of SFAS 123R. For a detailed discussion of the adoption of SFAS 123R see Note 9 on page 88 of this Form 10-Q.
The increases in Occupancy expense from the second quarter and first half of 2006 were driven by ongoing investments in the retail distribution network, which included incremental expense from The Bank of New York branches, partially offset by operating expense efficiencies.
The increases in Technology, communications and equipment expense when compared with the second quarter and first six months of 2006 were due primarily to higher depreciation expense on owned automobiles subject to operating leases and technology investments to support business growth. These increases were offset partially by operating expense efficiencies.
Professional & outside services rose from the second quarter and first six months of 2006 reflecting higher brokerage expense and credit card processing costs as a result of growth in transaction volume. Also contributing to the increases were acquisitions and investments in businesses.
Marketing expense was lower when compared with the second quarter and first half of 2006 due to a reduction in credit card marketing.

Other expense was higher from the second quarter and first six months of 2006 due to increased net legal costs reflecting a lower level of recoveries and higher expense. Also contributing to the increase were the growth in business volume, acquisitions and investments in businesses. These increases were offset partially by the sale of the insurance business in the third quarter of 2006 and lower credit card fraud-related losses.
For a discussion of Amortization of intangibles and Merger costs, refer to Note 17 and Note 10 on pages 100-102 and 89, respectively, of this Form 10-Q.
Income tax expense
The Firm’s Income from continuing operations before income tax expense, Income tax expense and effective tax rate were as follows for each of the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in millions, except rate)	2007	2006	2007	2006

Income from continuing operations before income tax expense	$6,351	$5,211	$13,683	$9,775
Income tax expense	2,117	1,727	4,662	3,264
Effective tax rate	33.3%	33.1%	34.1%	33.4%

The effective tax rate increased for the second quarter and first half of 2007 compared with the second quarter and first half of 2006 primarily due to higher reported pretax income, combined with changes in the proportion of income subject to federal, state and local taxes.
Income from discontinued operations
Income from discontinued operations was zero in all periods of 2007 compared with $56 million and $110 million in the second quarter and first six months of 2006, respectively. Discontinued operations (included in the Corporate segment results) includes the income statement activity of selected corporate trust businesses that were sold to the Bank of New York on October 1, 2006.

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES

The Firm prepares its Consolidated financial statements using accounting principles generally accepted in the United States of America (“U.S. GAAP”); these financial statements appear on pages 68-71 of this Form 10-Q. That presentation, which is referred to as “reported basis,” provides the reader with an understanding of the Firm’s results that can be tracked consistently from year to year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.
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
The presentation of CS results on a managed basis assumes that credit card loans that have been securitized and sold in accordance with SFAS 140 still remain on the balance sheet and that the earnings on the securitized loans are classified in the same manner as the earnings on retained loans recorded on the balance sheet. JPMorgan Chase uses the concept of managed basis to evaluate the credit performance and overall financial performance of the entire managed credit card portfolio. Operations are funded and decisions are made about allocating resources, such as employees and capital, based upon managed financial information. In addition, the same underwriting standards and ongoing risk monitoring are used for both loans on the balance sheet and securitized loans. Although securitizations result in the sale of credit card receivables to a trust, JPMorgan Chase retains the ongoing customer relationships, as the customers may continue to use their credit cards; accordingly, the customer’s credit performance will affect both the securitized loans and the loans retained on the balance sheet. JPMorgan Chase believes managed basis information is useful to investors, enabling them to understand both the credit risks associated with the loans reported on the balance sheet and the Firm’s retained interests in securitized loans. For a reconciliation of reported to managed basis of CS results, see Card Services segment results on pages 29-32 of this Form 10-Q. For information regarding the securitization process, and loans and residual interests sold and securitized, see Note 15 on pages 94-98 of this Form 10-Q.
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

The following summary table provides reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

Three months ended June 30,	2007
	Reported	Credit	Tax-equivalent	Managed
(in millions, except per share and ratio data)	results	card(b)	adjustments	basis

Revenue
Investment banking fees	$1,898	$—	$—	$1,898
Principal transactions	3,566	—	—	3,566
Lending & deposit related fees	951	—	—	951
Asset management, administration and commissions	3,611	—	—	3,611
Securities (losses)	(223)	—	—	(223)
Mortgage fees and related income	523	—	—	523
Credit card income	1,714	(788)	—	926
Other income	553	—	199	752

Noninterest revenue	12,593	(788)	199	12,004
Net interest income	6,315	1,378	122	7,815

Total net revenue	18,908	590	321	19,819
Provision for credit losses	1,529	590	—	2,119
Noninterest expense	11,028	—	—	11,028

Income from continuing operations before income tax expense	6,351	—	321	6,672
Income tax expense	2,117	—	321	2,438

Income from continuing operations	4,234	—	—	4,234
Income from discontinued operations	—	—	—	—

Net income	$4,234	$—	$—	$4,234

Net income – diluted earnings per share	$1.20	$—	$—	$1.20

Return on common equity(a)	14%	—%	—%	14%
Return on equity less goodwill(a)	23	—	—	23
Return on assets(a)	1.19	NM	NM	1.13
Overhead ratio	58	NM	NM	56

Three months ended June 30,	2006
	Reported	Credit	Tax-equivalent	Managed
(in millions, except per share and ratio data)	results	card(b)	adjustments	basis

Revenue
Investment banking fees	$1,370	$—	$—	$1,370
Principal transactions	2,741	—	—	2,741
Lending & deposit related fees	865	—	—	865
Asset management, administration and commissions	2,966	—	—	2,966
Securities (losses)	(502)	—	—	(502)
Mortgage fees and related income	213	—	—	213
Credit card income	1,791	(937)	—	854
Other income	464	—	170	634

Noninterest revenue	9,908	(937)	170	9,141
Net interest income	5,178	1,498	47	6,723

Total net revenue	15,086	561	217	15,864
Provision for credit losses	493	561	—	1,054
Noninterest expense	9,382	—	—	9,382

Income from continuing operations before income tax expense	5,211	—	217	5,428
Income tax expense	1,727	—	217	1,944

Income from continuing operations	3,484	—	—	3,484
Income from discontinued operations	56	—	—	56

Net income	$3,540	$—	$—	$3,540

Net income – diluted earnings per share	$0.99	$—	$—	$0.99

Return on common equity(a)	13%	—%	—%	13%
Return on equity less goodwill(a)	21	—	—	21
Return on assets(a)	1.05	NM	NM	1.01
Overhead ratio	62	NM	NM	59

Six months ended June 30,	2007
	Reported	Credit	Tax-equivalent	Managed
(in millions, except per share and ratio data)	results	card(b)	adjustments	basis

Revenue
Investment banking fees	$3,637	$—	$—	$3,637
Principal transactions	8,037	—	—	8,037
Lending & deposit related fees	1,846	—	—	1,846
Asset management, administration and commissions	6,797	—	—	6,797
Securities (losses)	(221)	—	—	(221)
Mortgage fees and related income	999	—	—	999
Credit card income	3,277	(1,534)	—	1,743
Other income	1,071	—	309	1,380

Noninterest revenue	25,443	(1,534)	309	24,218
Net interest income	12,433	2,717	192	15,342

Total net revenue	37,876	1,183	501	39,560
Provision for credit losses	2,537	1,183	—	3,720
Noninterest expense	21,656	—	—	21,656

Income from continuing operations before income tax expense	13,683	—	501	14,184
Income tax expense	4,662	—	501	5,163

Income from continuing operations	9,021	—	—	9,021
Income from discontinued operations	—	—	—	—

Net income	$9,021	$—	$—	$9,021

Net income – diluted earnings per share	$2.55	$—	$—	$2.55

Return on common equity(a)	16%	—%	—%	16%
Return on equity less goodwill(a)	25	—	—	25
Return on assets(a)	1.29	NM	NM	1.24
Overhead ratio	57	NM	NM	55

Six months ended June 30,	2006
	Reported	Credit	Tax-equivalent	Managed
(in millions, except per share and ratio data)	results	card(b)	adjustments	basis

Revenue
Investment banking fees	$2,539	$—	$—	$2,539
Principal transactions	5,450	—	—	5,450
Lending & deposit related fees	1,706	—	—	1,706
Asset management, administration and commissions	5,840	—	—	5,840
Securities (losses)	(618)	—	—	(618)
Mortgage fees and related income	454	—	—	454
Credit card income	3,701	(2,062)	—	1,639
Other income	1,018	—	316	1,334

Noninterest revenue	20,090	(2,062)	316	18,344
Net interest income	10,171	3,072	118	13,361

Total net revenue	30,261	1,010	434	31,705
Provision for credit losses	1,324	1,010	—	2,334
Noninterest expense	19,162	—	—	19,162

Income from continuing operations before income tax expense	9,775	—	434	10,209
Income tax expense	3,264	—	434	3,698

Income from continuing operations	6,511	—	—	6,511
Income from discontinued operations	110	—	—	110

Net income	$6,621	$—	$—	$6,621

Net income – diluted earnings per share	$1.85	$—	$—	$1.85

Return on common equity(a)	12%	—%	—%	12%
Return on equity less goodwill(a)	20	—	—	20
Return on assets(a)	1.03	NM	NM	0.98
Overhead ratio	63	NM	NM	60

(a)	Based upon Income from continuing operations.

(b)	Credit card securitizations affect CS. See pages 29-32 of this Form 10-Q for further information.

Three months ended June 30,	2007			2006
(in millions)	Reported	Securitized	Managed	Reported	Securitized	Managed

Loans – Period-end	$465,037	$67,506	$532,543	$455,104	$66,349	$521,453
Total assets – average	1,431,986	65,920	1,497,906	1,333,869	66,913	1,400,782

Six months ended June 30,	2007			2006
(in millions)	Reported	Securitized	Managed	Reported	Securitized	Managed

Loans – Period-end	$465,037	$67,506	$532,543	$455,104	$66,349	$521,453
Total assets – average	1,405,597	65,519	1,471,116	1,291,349	67,233	1,358,582

BUSINESS SEGMENT RESULTS

The Firm is managed on a line-of-business basis. The business segment financial results presented reflect the current organization of JPMorgan Chase. There are six major reportable business segments: the Investment Bank, Retail Financial Services, Card Services, Commercial Banking, Treasury & Securities Services and Asset Management, as well as a Corporate segment. The segments are based upon the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For further discussion of Business segment results, see pages 34-35 of JPMorgan Chase’s 2006 Annual Report.
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
Segment Results — Managed Basis(a)
The following table summarizes the business segment results for the periods indicated.

										Return
Three months ended June 30,	Total net revenue			Noninterest expense			Net income (loss)			on equity
(in millions, except ratios)	2007	2006	Change	2007	2006	Change	2007	2006	Change	2007	2006

Investment Bank	$5,798	$4,329	34%	$3,854	$3,091	25%	$1,179	$839	41%	23%	16%
Retail Financial Services	4,357	3,779	15	2,484	2,259	10	785	868	(10)	20	24
Card Services	3,717	3,664	1	1,188	1,249	(5)	759	875	(13)	22	25
Commercial Banking	1,007	949	6	496	496	—	284	283	—	18	21
Treasury & Securities Services	1,741	1,588	10	1,149	1,050	9	352	316	11	47	58
Asset Management	2,137	1,620	32	1,355	1,081	25	493	343	44	53	39
Corporate(b)	1,062	(65)	NM	502	156	222	382	16	NM	NM	NM

Total	$19,819	$15,864	25%	$11,028	$9,382	18%	$4,234	$3,540	20%	14%	13%

										Return
Six months ended June 30,	Total net revenue			Noninterest expense			Net income (loss)			on equity
(in millions, except ratios)	2007	2006	Change	2007	2006	Change	2007	2006	Change	2007	2006

Investment Bank	$12,052	$9,157	32%	$7,685	$6,411	20%	$2,719	$1,689	61%	26%	17%
Retail Financial Services	8,463	7,542	12	4,891	4,497	9	1,644	1,749	(6)	21	25
Card Services	7,397	7,349	1	2,429	2,492	(3)	1,524	1,776	(14)	22	25
Commercial Banking	2,010	1,849	9	981	994	(1)	588	523	12	19	19
Treasury & Securities Services	3,267	3,073	6	2,224	2,098	6	615	578	6	41	49
Asset Management	4,041	3,204	26	2,590	2,179	19	918	656	40	49	38
Corporate(b)	2,330	(469)	NM	856	491	74	1,013	(350)	NM	NM	NM

Total	$39,560	$31,705	25%	$21,656	$19,162	13%	$9,021	$6,621	36%	16%	12%

(a)	Represents reported results on a tax-equivalent basis and excludes the impact of credit card securitizations.

(b)
Net income (loss) includes Income from discontinued operations (after-tax) of $56 million and $110 million for the three and six months ended June 30, 2006, respectively. There was no income from discontinued operations during the first six months of 2007.

INVESTMENT BANK

For a discussion of the business profile of the IB, see pages 36-37 of JPMorgan Chase’s 2006 Annual Report and page 4 of this Form 10-Q.

Selected income statement data	Three months ended June 30,				Six months ended June 30,
(in millions, except ratios)	2007		2006	Change	2007		2006	Change

Revenue
Investment banking fees	$1,900		$1,368	39%	$3,629		$2,538	43%
Principal transactions(a)	2,178		2,157	1	5,304		4,637	14
Lending & deposit related fees	93		134	(31)	186		271	(31)
Asset management, administration and commissions	643		583	10	1,284		1,159	11
All other income	122		3	NM	164		278	(41)

Noninterest revenue	4,936		4,245	16	10,567		8,883	19
Net interest income	862	(e)	84	NM	1,485	(e)	274	442

Total net revenue(b)	5,798		4,329	34	12,052		9,157	32

Provision for credit losses	164		(62)	NM	227		121	88
Credit reimbursement from TSS(c)	30		30	—	60		60	—

Noninterest expense
Compensation expense	2,589		1,961	32	5,226		4,217	24
Noncompensation expense	1,265		1,130	12	2,459		2,194	12

Total noninterest expense	3,854		3,091	25	7,685		6,411	20

Income before income tax expense	1,810		1,330	36	4,200		2,685	56
Income tax expense	631		491	29	1,481		996	49

Net income	$1,179		$839	41	$2,719		$1,689	61

Financial ratios
ROE	23%		16%		26%		17%
ROA	0.68		0.50		0.81		0.52
Overhead ratio	66		71		64		70
Compensation expense as a % of total net revenue(d)	45		44		43		43

Revenue by business
Investment banking fees:
Advisory	$560		$352	59	$1,032		$741	39
Equity underwriting	509		364	40	902		576	57
Debt underwriting	831		652	27	1,695		1,221	39

Total investment banking fees	1,900		1,368	39	3,629		2,538	43
Fixed income markets(a)	2,445		2,131	15	5,037		4,207	20
Equity markets(a)	1,249		580	115	2,788		1,842	51
Credit portfolio(a)	204		250	(18)	598		570	5

Total net revenue	$5,798		$4,329	34	$12,052		$9,157	32

Revenue by region
Americas	$2,655		$2,110	26	$6,021		$4,263	41
Europe/Middle East/Africa	2,327		1,796	30	4,578		3,821	20
Asia/Pacific	816		423	93	1,453		1,073	35

Total net revenue	$5,798		$4,329	34	$12,052		$9,157	32

(a)
As a result of the adoption on January 1, 2007, of SFAS 157, the IB recognized a benefit, in the first quarter of 2007, of $166 million in Total net revenue (primarily in Credit Portfolio, but with smaller impacts to Equity Markets and Fixed Income Markets) relating to the incorporation of an adjustment to the valuation of the Firm’s derivative liabilities and other liabilities measured at fair value that reflects the credit quality of the Firm.

(b)
Total net revenue included tax-equivalent adjustments, primarily due to tax-exempt income from municipal bond investments and income tax credits related to affordable housing investments, of $290 million and $193 million for the quarters ended June 30, 2007 and 2006, respectively, and $442 million and $387 million for year-to-date 2007 and 2006, respectively.

(c)	Treasury & Securities Services is charged a credit reimbursement related to certain exposures managed within the Investment Bank credit portfolio on behalf of clients shared with TSS.

(d)
For 2006, the Compensation expense to Total net revenue ratio was adjusted to present this ratio as if SFAS 123R had always been in effect. IB management believes that adjusting the Compensation expense to Total net revenue ratio for the incremental impact of adopting SFAS 123R provides a more meaningful measure of IB’s Compensation expense to Total net revenue ratio for 2006.

(e)
Net Interest Income for 2007 increased from the prior year due primarily to the adoption of SFAS 159. For certain IB structured notes, all components of earnings are reported in Principal transaction, causing a shift between Principal transactions revenue and Net interest income in 2007.

Quarterly results
Net income was $1.2 billion, up by $340 million, or 41%, compared with the prior year. The increase reflected strong revenue growth, primarily offset by an increase in Noninterest expense, primarily driven by performance-based compensation, as well as an increase in the provision for credit losses.
Net revenue was $5.8 billion, up by $1.5 billion, or 34%, from the prior year, driven by record investment banking fees and strong markets results. Investment banking fees of $1.9 billion were up 39% from the prior year, driven by record advisory fees, strong debt underwriting fees and record equity underwriting fees. Debt underwriting fees of $831 million were up 27%, driven by record loan syndication fees. Advisory fees of $560 million were up 59%, benefiting from strong performance across all regions. Equity underwriting fees of $509 million were up 40%, reflecting strong performance in Asia and Europe. Fixed Income Markets revenue increased 15% from the prior year, to $2.4 billion, driven by strong results across most products, partially offset by weaker commodities performance versus a strong prior-year quarter. Equity Markets revenue of $1.2 billion more than doubled from the prior year, benefiting from strong global derivatives and cash equities trading performance. Credit Portfolio revenue of $204 million was down 18% due largely to lower gains from loan sales and workouts.
Provision for credit losses was $164 million compared with a benefit of $62 million in the prior year. The increase in the provision for credit losses was primarily due to lending-related commitments, reflecting portfolio activity. Allowance for loan losses to average loans was 1.76% for the current quarter, which was flat compared with the prior year; nonperforming assets were $119 million, down 77% from the prior year.
Noninterest expense was $3.9 billion, up by $763 million, or 25%, from the prior year. This increase was due primarily to higher performance-based compensation expense.
Year-to-date results
Net income was $2.7 billion, up by $1.0 billion, or 61%, compared with the prior year. The increase reflected strong revenue growth, partially offset by an increase in Noninterest expense, primarily driven by performance-based compensation, as well as an increase in the provision for credit losses.
Net revenue was $12.1 billion, up by $2.9 billion, or 32%, from the prior year, driven by record investment banking fees and record markets results. Investment banking fees of $3.6 billion were up 43% from the prior year, driven by record advisory fees, debt underwriting fees, and equity underwriting fees. Debt underwriting fees of $1.7 billion were up 39%, driven by record loan syndication fees and record bond underwriting fees. Advisory fees of $1.0 billion were up 39%, benefiting from strong performance across all regions. Equity underwriting fees of $902 million were up 57% reflecting strong performance across all regions. Fixed Income Markets revenue increased 20% from the prior year, to $5.0 billion, driven by strong results across most products. Equity Markets revenue of $2.8 billion was up 51%, benefiting from strong global derivatives and cash equities trading performance. Credit Portfolio revenue of $598 million was up 5% due largely to the incorporation of an adjustment to the valuation of the Firm’s derivative liabilities measured at fair value that reflects the credit quality of the Firm, in conjunction with SFAS 157, and higher trading revenue from credit portfolio management activities, partially offset by lower gains from loan sales and workouts.
Provision for credit losses was $227 million, up 88% from the prior year. The increase in the provision for credit losses was due primarily to lending-related commitments, reflecting portfolio activity. Allowance for loan losses to average loans was 1.76% for the first half of 2007, which was slightly down compared with the prior year.
Noninterest expense was $7.7 billion, up by $1.3 billion, or 20%, from the prior year. This increase was due primarily to higher performance-based compensation expense.

Selected metrics	Three months ended June 30,			Six months ended June 30,
(in millions, except headcount and ratio data)	2007	2006	Change	2007	2006	Change

Selected average balances
Total assets	$696,230	$672,056	4%	$677,581	$659,209	3%
Trading assets-debt and equity instruments (a)	359,387	268,091	34	347,320	260,296	33
Trading assets-derivatives receivables	58,520	55,692	5	57,465	52,557	9
Loans:
Loans retained(b)	60,330	59,026	2	60,102	56,367	7
Loans held-for-sale(a)	13,529	19,920	(32)	13,159	19,568	(33)

Total loans	73,859	78,946	(6)	73,261	75,935	(4)
Adjusted assets(c)	603,839	530,057	14	588,016	511,285	15
Equity	21,000	21,000	—	21,000	20,503	2

Headcount	25,356	22,914	11	25,356	22,914	11
Credit data and quality statistics
Net charge-offs (recoveries)	$(16)	$(12)	(33)	$(22)	$(33)	33
Nonperforming assets:(d)
Nonperforming loans	72	488	(85)	72	488	(85)
Other nonperforming assets	47	37	27	47	37	27
Allowance for credit losses:
Allowance for loan losses	1,037	1,038	—	1,037	1,038	—
Allowance for lending-related commitments	487	249	96	487	249	96

Total Allowance for credit losses	1,524	1,287	18	1,524	1,287	18

Net charge-off (recovery) rate(a)(b)	(0.11)%	(0.08)%		(0.08)%	(0.12)%
Allowance for loan losses to average loans(a)(b)	1.76	1.76		1.76	1.84
Allowance for loan losses to nonperforming loans(d)	2,206	248		2,206	248
Nonperforming loans to average loans	0.10	0.62		0.10	0.64
Market risk-average trading and credit portfolio VAR(e)
By risk type:
Fixed income	$74	$52	42	$60	$56	7
Foreign exchange	20	25	(20)	19	22	(14)
Equities	51	24	113	46	28	64
Commodities and other	40	52	(23)	37	50	(26)
Less: portfolio diversification(f)	(73)	(74)	1	(65)	(71)	8

Total trading VAR	112	79	42	97	85	14
Credit portfolio VAR(g)	12	14	(14)	12	14	(14)
Less: portfolio diversification(f)	(14)	(9)	(56)	(12)	(10)	(20)

Total trading and credit portfolio VAR	$110	$84	31	$97	$89	9

(a)
Loans held-for-sale were excluded from the allowance coverage ratio and Net charge-off rate. As a result of the adoption of SFAS 159 in the first quarter of 2007 Loans held-for-sale of $11.7 billion were reclassified to Trading assets.

(b)
Loans retained included credit portfolio loans, leveraged leases, bridge loans for underwriting, other accrual loans and certain loans carried at fair value. Average loans carried at fair value were $1.3 billion for the quarter ended June 30, 2007 and $1.1 billion for year-to-date June 30, 2007. Loans carried at fair value were excluded when calculating the allowance coverage ratio and Net charge-off rate.

(c)
Adjusted assets, a non-GAAP financial measure, equals Total assets minus (1) Securities purchased under resale agreements and Securities borrowed less securities sold, not yet purchased; (2) assets of variable interest entities consolidated under FIN 46R; (3) cash and securities segregated and on deposit for regulatory and other purposes; and (4) goodwill and intangibles. The amount of adjusted assets is presented to assist the reader in comparing the IB’s asset and capital levels to other investment banks in the securities industry. Asset-to-equity leverage ratios are commonly used as one measure to assess a company’s capital adequacy. The IB believes an adjusted asset amount that excludes the assets discussed above, which are considered to have a low risk profile, provides a more meaningful measure of balance sheet leverage in the securities industry.

(d)
Nonperforming loans included Loans held-for-sale of $25 million and $70 million at June 30, 2007 and 2006, respectively, which were excluded from the allowance coverage ratios. Nonperforming loans excluded distressed HFS loans purchased as part of IB’s proprietary activities and assets classified as trading assets. Loans elected under the fair value option and classified within trading assets are also excluded from Nonperforming loans.

(e)	For a more complete description of VAR, see pages 62-65 of this Form 10-Q.

(f)
Average VARs were less than the sum of the VARs of their market risk components, which was due to risk offsets resulting from portfolio diversification. The diversification effect reflected the fact that the risks were not perfectly correlated. The risk of a portfolio of positions is usually less than the sum of the risks of the positions themselves.

(g)
Included VAR on derivative credit and debit valuation adjustments, hedges of the credit valuation adjustment and mark-to-market hedges of the retained loan portfolio, which were all reported in Principal Transactions revenue. The VAR did not include the retained loan portfolio.

According to Thomson Financial, for the first six months of 2007, the Firm was ranked #1 in Global Equity and Equity-Related; #1 in Global Syndicated Loans; #4 in Global Announced M&A; #2 in Global Debt, Equity and Equity-Related; and #2 in Global Long-term Debt based upon volume.

	Six months ended June 30, 2007		Full Year 2006
Market shares and rankings(a)	Market Share	Rankings	Market Share	Rankings

Global debt, equity and equity-related	8%	#2	7%	#2
Global syndicated loans	15	#1	14	#1
Global long-term debt	7	#2	6	#3
Global equity and equity-related	9	#1	7	#6
Global announced M&A	27	#4	22	#4
U.S. debt, equity and equity-related	10	#2	9	#2
U.S. syndicated loans	28	#1	26	#1
U.S. long-term debt	12	#2	12	#2
U.S. equity and equity-related (b)	11	#3	8	#6
U.S. announced M&A	30	#4	27	#4

(a)
Source: Thomson Financial Securities data. Global announced M&A was based upon rank value; all other rankings were based upon proceeds, with full credit to each book manager/equal if joint. Because of joint assignments, market share of all participants will add up to more than 100%.

(b)	References U.S. domiciled equity and equity-related transactions, per Thomson Financial.

RETAIL FINANCIAL SERVICES

For a discussion of the business profile of RFS, see pages 38–42 of JPMorgan Chase’s 2006 Annual Report and page 4 of this Form 10-Q.
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

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2007	2006	Change	2007	2006	Change

Revenue
Lending & deposit related fees	$470	$390	21%	$893	$761	17%
Asset management, administration and commissions	344	366	(6)	607	803	(24)
Securities (losses)	—	(39)	NM	—	(45)	NM
Mortgage fees and related income(a)	495	204	143	977	440	122
Credit card income	163	129	26	305	244	25
Other income	212	163	30	391	211	85

Noninterest revenue	1,684	1,213	39	3,173	2,414	31
Net interest income	2,673	2,566	4	5,290	5,128	3

Total net revenue	4,357	3,779	15	8,463	7,542	12

Provision for credit losses	587	100	487	879	185	375

Noninterest expense
Compensation expense(a)	1,104	901	23	2,169	1,821	19
Noncompensation expense(a)	1,264	1,246	1	2,488	2,453	1
Amortization of intangibles	116	112	4	234	223	5

Total noninterest expense	2,484	2,259	10	4,891	4,497	9

Income before income tax expense	1,286	1,420	(9)	2,693	2,860	(6)
Income tax expense	501	552	(9)	1,049	1,111	(6)

Net income	$785	$868	(10)	$1,644	$1,749	(6)

Financial ratios
ROE	20%	24%		21%	25%
Overhead ratio(a)	57	60		58	60
Overhead ratio excluding core deposit intangibles(a)(b)	54	57		55	57

(a)
The Firm adopted SFAS 159 in the first quarter of 2007. As a result, certain loan origination costs have been classified as expense (previously netted against revenue) for the three and six months ended June 30, 2007.

(b)
Retail Financial Services uses the overhead ratio excluding the amortization of core deposit intangibles (“CDI”), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation results in a higher overhead ratio in the earlier years and a lower overhead ratio in later years; this method would result in an improving overhead ratio over time, all things remaining equal. This non-GAAP ratio excluded Regional Banking’s core deposit intangible amortization expense related to The Bank of New York transaction and the Bank One merger of $115 million and $110 million for the three months ended June 30, 2007 and 2006, respectively, and $231 million and $219 million for the six months ended June 30, 2007 and 2006, respectively.

Quarterly results
Net income of $785 million was down by $83 million, or 10%, from the prior year, as declines in Regional Banking and Auto Finance were offset partially by improved results in Mortgage Banking.
Net revenue of $4.4 billion was up by $578 million, or 15%, from the prior year. Net interest income of $2.7 billion was up by $107 million, or 4%, due to The Bank of New York transaction and higher deposit balances. These benefits were offset partially by the sale of the insurance business and a continued shift to narrower–spread deposit products. Noninterest revenue of $1.7 billion was up by $471 million, or 39%, benefiting from increased mortgage loan originations; increases in deposit-related fees; increased mortgage loan servicing revenue; and The Bank of New York transaction. Noninterest revenue also benefited from the classification of certain mortgage loan origination costs as expense (loan origination costs previously netted against revenue are currently recorded as expense) due to the adoption of SFAS 159 in the first quarter of 2007. These benefits were offset partially by the sale of the insurance business.
The provision for credit losses was $587 million compared with $100 million in the prior year. The increase in provision reflects weak housing prices in select geographic areas and the resulting increase in estimated losses for high loan-to-value home equity loans, especially those originated through the wholesale channel. Home equity underwriting standards were further tightened during the quarter, and pricing actions were implemented to reflect elevated risks in this segment. The current-quarter provision includes an increase in the allowance for loan losses related to home equity loans of $329 million. Home equity net charge-offs were $98 million (0.44% net charge-off rate) in the current quarter compared with net charge-offs of $30 million (0.16% net charge-off rate) in the prior year.
Noninterest expense of $2.5 billion was up by $225 million, or 10%, due to The Bank of New York transaction, the classification of certain loan origination costs as expense due to the adoption of SFAS 159, an increase in loan originations in Mortgage Banking, and investments in retail distribution. These increases were offset partially by the sale of the insurance business.
Year-to-date results
Net income of $1.6 billion was down by $105 million, or 6%, from the prior year, as declines in Regional Banking and Auto Finance were offset partially by improved results in Mortgage Banking.
Net revenue of $8.5 billion was up by $921 million, or 12%, from the prior year. Net interest income of $5.3 billion was up by $162 million, or 3%, due to The Bank of New York transaction and higher deposit balances. These benefits were offset partially by the sale of the insurance business and a continued shift to narrower–spread deposit products. Noninterest revenue of $3.2 billion was up by $759 million, or 31%, reflecting higher gain on sale income primarily attributable to increased mortgage loan originations, and the classification of certain loan origination costs as expense (loan origination costs previously netted against revenue are currently recorded as expense) due to the adoption of SFAS 159. Noninterest revenue also benefited from increases in deposit-related fees, increased mortgage loan servicing revenue and The Bank of New York transaction. These benefits were offset partially by the sale of the insurance business and a charge resulting from accelerated surrenders of customer annuity contracts.
The provision for credit losses was $879 million compared with $185 million in the prior year. The increase in provision reflects weak housing prices in select geographic areas and the resulting increases in estimated losses for home equity and subprime mortgage loans. The year-to-date provision includes a net increase in the allowance for loan losses of $405 million related to home equity loans and the subprime mortgage portfolio, offset partially by the reversal of a portion of the reserves for Hurricane Katrina. Home equity and subprime mortgage underwriting standards were tightened during the year-to-date period and pricing actions were implemented to reflect elevated risks in these segments.
Noninterest expense of $4.9 billion was up by $394 million, or 9%, due to The Bank of New York transaction, the classification of certain loan origination costs as expense due to the adoption of SFAS 159, investments in retail distribution and an increase in loan originations in Mortgage Banking. These increases were offset partially by the sale of the insurance business.

Selected metrics	Three months ended June 30,			Six months ended June 30,
(in millions, except headcount and ratio data)	2007	2006	Change	2007	2006	Change

Selected ending balances
Assets	$217,421	$233,748	(7)%	$217,421	$233,748	(7)%
Loans (a)(b)	190,493	203,928	(7)	190,493	203,928	(7)
Deposits	217,689	198,273	10	217,689	198,273	10

Selected average balances
Assets	$216,692	$234,097	(7)	$216,912	$232,849	(7)
Loans (a)(b)	190,302	201,635	(6)	190,638	200,224	(5)
Deposits	219,171	199,075	10	218,058	196,741	11
Equity	16,000	14,300	12	16,000	14,099	13

Headcount	68,254	62,450	9	68,254	62,450	9

Credit data and quality statistics
Net charge-offs	$270	$113	139	$455	$234	94
Nonperforming loans(c)	1,760	1,339	31	1,760	1,339	31
Nonperforming assets	2,099	1,520	38	2,099	1,520	38
Allowance for loan losses	1,772	1,321	34	1,772	1,321	34

Net charge-off rate(d)	0.66%	0.24%		0.56%	0.25%
Allowance for loan losses to ending loans(d)	1.06	0.69		1.06	0.69
Allowance for loan losses to nonperforming loans(d)	115	99		115	99
Nonperforming loans to total loans	0.92	0.66		0.92	0.66

(a)
Loans included prime mortgage loans originated with the intent to sell, which, for new originations on or after January 1, 2007, were accounted for at fair value under SFAS 159. These loans, classified as Trading assets on the Consolidated balance sheets, totaled $15.2 billion at June 30, 2007. Average Loans included $13.5 billion and $10.0 billion for the three and six months ended June 30, 2007.

(b)
End-of-period Loans included Loans held-for-sale of $8.3 billion and $11.8 billion at June 30, 2007 and 2006, respectively. Average loans include Loans held-for-sale of $11.7 billion and $12.9 billion for the three months ended June 30, 2007 and 2006, and $16.7 billion and $14.6 billion for the six months ended June 30, 2007 and 2006, respectively.

(c)
Nonperforming loans included Loans held-for-sale and loans accounted for at fair value under SFAS 159 of $217 million (of which $2 million were classified as Trading assets on the Consolidated balance sheet) and $9 million at June 30, 2007 and 2006, respectively.

(d)	Loans held-for-sale and Loans accounted for at fair value under SFAS 159 were excluded when calculating the allowance coverage ratio and the Net charge-off rate.
REGIONAL BANKING

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2007	2006	Change	2007	2006	Change

Noninterest revenue	$977	$851	15%	$1,770	$1,671	6%
Net interest income	2,296	2,212	4	4,595	4,432	4

Total Net revenue	3,273	3,063	7	6,365	6,103	4
Provision for credit losses	494	70	NM	727	136	435
Noninterest expense	1,749	1,746	—	3,478	3,484	—

Income before income tax expense	1,030	1,247	(17)	2,160	2,483	(13)

Net income	$629	$764	(18)	$1,319	$1,521	(13)

ROE	21%	30%		23%	31%
Overhead ratio	53	57		55	57
Overhead ratio excluding core deposit intangibles (a)	50	53		51	53

(a)
Regional Banking uses the overhead ratio excluding the amortization of CDI, a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation results in a higher overhead ratio in the earlier years and a lower overhead ratio in later years; this method would result in an improving overhead ratio over time, all things remaining equal. This non-GAAP ratio excluded Regional Banking’s core deposit intangible amortization expense related to The Bank of New York transaction and the Bank One merger of $115 million and $110 million for the three months ended June 30, 2007 and 2006, respectively, and $231 million and $219 million for the six months ended June 30, 2007 and 2006, respectively.

Quarterly results
Regional Banking net income of $629 million was down by $135 million, or 18%, from the prior year. Net revenue of $3.3 billion was up by $210 million, or 7%, benefiting from The Bank of New York transaction, increases in deposit-related fees and growth in deposits. These benefits were offset partially by the sale of the insurance business and a continued shift to narrower–spread deposit products. The provision for credit losses was $494 million compared with $70 million in the prior year. The increase was largely related to the home equity portfolio, as the allowance for loan losses related to this portfolio was increased by $329 million. Home equity net charge-offs increased to $98 million in the current quarter from $30 million in the prior year (see Retail Financial Services discussion of provision for credit losses for further detail). Noninterest expense of $1.7 billion was flat, as increases due to The Bank of New York transaction and investments in retail distribution were offset by the sale of the insurance business.
Year-to-date results
Regional Banking net income of $1.3 billion was down by $202 million, or 13%, from the prior year. Net revenue of $6.4 billion was up by $262 million, or 4%, benefiting from The Bank of New York transaction, increases in deposit-related fees and growth in deposits. These benefits were offset partially by the sale of the insurance business, a continued shift to narrower–spread deposit products and a charge resulting from accelerated surrenders of customer annuity contracts. The provision for credit losses was $727 million compared with $136 million in the prior year. The increase in provision reflects higher losses on home equity and subprime mortgage loans, offset partially by the reversal of a portion of the reserves for Hurricane Katrina. Noninterest expense of $3.5 billion was flat, as increases due to The Bank of New York transaction and investments in retail distribution were largely offset by the sale of the insurance business.

Business metrics	Three months ended June 30,			Six months ended June 30,
(in billions, except ratios)	2007	2006	Change	2007	2006	Change

Home equity origination volume	$14.6	$14.0	4%	$27.3	$25.7	6%

End-of-period loans owned
Home equity	$91.0	$77.8	17	$91.0	$77.8	17
Mortgage(a)	8.8	48.6	(82)	8.8	48.6	(82)
Business banking	14.6	13.0	12	14.6	13.0	12
Education	10.2	8.3	23	10.2	8.3	23
Other loans(b)	2.5	2.6	(4)	2.5	2.6	(4)

Total end-of-period loans	127.1	150.3	(15)	127.1	150.3	(15)
End-of-period deposits
Checking	$67.3	$62.3	8	$67.3	$62.3	8
Savings	97.7	89.1	10	97.7	89.1	10
Time and other	41.9	36.5	15	41.9	36.5	15

Total end-of-period deposits	206.9	187.9	10	206.9	187.9	10

Average loans owned
Home equity	$89.2	$76.2	17	$87.8	$75.2	17
Mortgage(a)	8.8	47.1	(81)	8.8	45.9	(81)
Business banking	14.5	13.0	12	14.4	12.8	13
Education	10.5	8.7	21	10.8	7.1	52
Other loans(b)	2.4	2.6	(8)	2.7	2.8	(4)

Total average loans(c)	125.4	147.6	(15)	124.5	143.8	(13)

Average deposits
Checking	$67.2	$62.6	7	$67.3	$62.8	7
Savings	98.4	89.8	10	97.6	89.6	9
Time and other	41.7	35.4	18	42.1	33.9	24

Total average deposits	207.3	187.8	10	207.0	186.3	11
Average assets	137.7	164.6	(16)	136.8	160.9	(15)
Average equity	11.8	10.2	16	11.8	10.0	18

Credit data and quality statistics
(in millions, except ratios)
30+ day delinquency rate(d)(e)	1.88%	1.48%		1.88%	1.48%
Net charge-offs
Home equity	$98	$30	227	$166	$63	163
Mortgage	26	9	189	46	21	119
Business banking	30	16	88	55	34	62
Other loans	52	13	300	65	20	225

Total net charge-offs	206	68	203	332	138	141
Net charge-off rate
Home equity	0.44%	0.16%		0.38%	0.17%
Mortgage	1.19	0.08		1.05	0.09
Business banking	0.83	0.49		0.77	0.54
Other loans	2.32	0.55		1.39	0.55
Total net charge-off rate(c)	0.68	0.19		0.56	0.20

Nonperforming assets(f)(g)(h)	$1,968	$1,349	46	$1,968	$1,349	46

(a)
As of January 1, 2007, $19.4 billion of held-for-investment prime mortgage loans were transferred from RFS to Treasury within the Corporate segment for risk management and reporting purposes. Although the loans, together with the responsibility for the investment management of the portfolio, were transferred to Treasury, the transfer has no impact on the financial results of Regional Banking. The balance reported at and for the three and six months ended June 30, 2007, primarily reflected subprime mortgage loans owned.

(b)	Included commercial loans derived from community development activities and, prior to July 1, 2006, insurance policy loans.
(c)
Average loans included Loans held-for-sale of $3.9 billion and $1.9 billion for the three months ended June 30, 2007 and 2006, respectively and $4.1 billion and $2.6 billion for the six months ended June 30, 2007 and 2006, respectively. These amounts were excluded when calculating the Net charge-off rate.

(d)
Excluded delinquencies related to loans eligible for repurchase as well as loans repurchased from Governmental National Mortgage Association (“GNMA”) pools that are insured by government agencies and government-sponsored enterprises of $879 million and $828 million at June 30, 2007 and 2006, respectively. These amounts are excluded as reimbursement is proceeding normally.

(e)
Excluded loans that are 30 days past due and still accruing, which are insured by government agencies under the Federal Family Education Loan Program of $523 million and $416 million at June 30, 2007 and 2006, respectively. These amounts are excluded as reimbursement is proceeding normally.

(f)
Excluded loans that are 90 days past due and still accruing, which are insured by government agencies under the Federal Family Education Loan Program of $200 million and $163 million at June 30, 2007 and 2006, respectively. These amounts are excluded as reimbursement is proceeding normally.

(g)
Excluded Nonperforming assets related to loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by government agencies and government-sponsored enterprises of $1.2 billion and $1.1 billion at June 30, 2007 and 2006, respectively. These amounts are excluded as reimbursement is proceeding normally.

(h)	Nonperforming loans included Loans held-for-sale and loans accounted for at fair value under SFAS 159 of $217 million (of which $2 million were classified as Trading assets on the Consolidated balance sheet) and $9 million at June 30, 2007 and 2006, respectively.

Retail branch business metrics	Three months ended June 30,				Six months ended June 30,
	2007	2006	Change		2007	2006	Change

Investment sales volume (in millions)	$5,117	$3,692	39%		$9,900	$7,245	37%

Number of:
Branches	3,089	2,660	429	#	3,089	2,660	429	#
ATMs	8,649	7,753	896		8,649	7,753	896
Personal bankers(a)	9,025	7,260	1,765		9,025	7,260	1,765
Sales specialists(a)	3,915	3,376	539		3,915	3,376	539
Active online customers (in thousands)(b)	5,448	4,469	979		5,448	4,469	979
Checking accounts (in thousands)	10,356	9,072	1,284		10,356	9,072	1,284

(a)	Employees acquired as part of The Bank of New York transaction are included beginning June 30, 2007. This transaction was completed on October 1, 2006.
(b)
During the three months ended June 30, 2007, RFS changed the methodology for determining active online customers to include all individual RFS customers with one or more online accounts that have been active within 90 days of period end, including customers who also have online accounts with Card Services. Prior periods have been restated to conform to this new methodology.

MORTGAGE BANKING

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios and where otherwise noted)	2007	2006	Change	2007	2006	Change

Production revenue(a)	$463	$202	129%	$863	$421	105%
Net mortgage servicing revenue:
Loan servicing revenue	615	563	9	1,216	1,123	8
Changes in MSR asset fair value:
Due to inputs or assumptions in model(b)	952	491	94	1,060	1,202	(12)
Other changes in fair value(c)	(383)	(392)	2	(761)	(741)	(3)

Total changes in MSR asset fair value	569	99	475	299	461	(35)
Derivative valuation adjustments and other	(1,014)	(546)	(86)	(1,141)	(1,299)	12

Total net mortgage servicing revenue	170	116	47	374	285	31

Total net revenue	633	318	99	1,237	706	75
Noninterest expense(a)	516	329	57	984	653	51

Income before income tax expense	117	(11)	NM	253	53	377

Net income	$71	$(7)	NM	$155	$32	384

ROE	14%	NM		16%	4%

Business metrics (in billions)
Third-party mortgage loans serviced (ending)	$572.4	$497.4	15	$572.4	$497.4	15
MSR net carrying value (ending)	9.5	8.2	16	9.5	8.2	16
Average mortgage loans held-for-sale(d)	21.3	9.8	117	22.6	11.4	98
Average assets	35.6	23.9	49	36.8	25.5	44
Average equity	2.0	1.7	18	2.0	1.7	18

Mortgage origination volume by channel (in billions)
Retail	$13.6	$10.8	26	$24.5	$19.9	23
Wholesale	12.8	8.7	47	22.7	16.1	41
Correspondent	6.4	3.4	88	11.2	7.1	58
CNT (Negotiated transactions)	11.3	8.3	36	21.8	17.3	26

Total(e)	$44.1	$31.2	41	$80.2	$60.4	33

(a)
The Firm adopted SFAS 159 in the first quarter of 2007. As a result, certain loan origination costs have been classified as expense (previously netted against revenue) in the three and six months ended June 30, 2007.

(b)	Represents MSR asset fair value adjustments due to changes in inputs, such as interest rates and volatility, as well as updates to assumptions used in the valuation model.
(c)	Includes changes in the MSR value due to modeled servicing portfolio runoff (or time decay).

(d)
Included $13.5 billion and $10.0 billion of prime mortgage loans accounted for at fair value option for the three and six months ended June 30, 2007, respectively. These loans are classified as Trading assets on the Consolidated balance sheets for 2007.

(e)
During the second quarter of 2007, RFS changed its definition of mortgage originations to include all newly originated mortgage loans sourced through RFS channels, and to exclude all mortgage loan originations sourced through the IB’s channels. Prior periods have been restated to conform to this new definition.

Quarterly results
Mortgage Banking net income was $71 million compared with a net loss of $7 million in the prior year. Net revenue of $633 million was up by $315 million from the prior year. Revenue comprises production revenue and net mortgage servicing revenue. Production revenue was $463 million, up by $261 million, reflecting an increase in mortgage loan originations and the classification of certain loan origination costs as expense (loan origination costs previously netted against revenue are currently recorded as expense) due to the adoption of SFAS 159. Net mortgage servicing revenue, which includes loan servicing revenue, mortgage servicing rights (“MSR”) risk management results and other changes in fair value, was $170 million compared with $116 million in the prior year. Loan servicing revenue of $615 million increased by $52 million on a 15% increase in third-party loans serviced. MSR risk management revenue of negative $62 million declined by $7 million from the prior year. Other changes in fair value of the MSR asset, representing run-off of the asset against the realization of servicing cash flows, were negative $383 million. Noninterest expense was $516 million, up by $187 million, or 57%, reflecting the classification of certain loan origination costs due to the adoption of SFAS 159, and higher compensation expense, reflecting higher loan originations and a greater number of loan officers.
Year-to-date results
Mortgage Banking net income was $155 million compared with $32 million in the prior year. Net revenue of $1.2 billion was up by $531 million from the prior year. Revenue comprises production revenue and net mortgage servicing revenue. Production revenue was $863 million, up by $442 million, reflecting higher gain on sale income primarily attributable to increased mortgage loan originations, and the classification of certain loan origination costs as expense (loan origination costs previously netted against revenue are currently recorded as expense) due to the adoption of SFAS 159. Net mortgage servicing revenue, which includes loan servicing revenue, MSR risk management results and other changes in fair value, was $374 million compared with $285 million in the prior year. Loan servicing revenue of $1.2 billion increased by $93 million on a 15% increase in third-party loans serviced. MSR risk management revenue of negative $81 million improved by $16 million from the prior year. Other changes in fair value of the MSR asset, representing run-off of the asset against the realization of servicing cash flows, were negative $761 million. Noninterest expense was $984 million, up by $331 million, or 51%, reflecting the classification of certain loan origination costs due to the adoption of SFAS 159, and higher compensation expense, reflecting higher loan originations and a greater number of loan officers.

AUTO FINANCE

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios and where otherwise noted)	2007	2006	Change	2007	2006	Change

Noninterest revenue	$138	$90	53%	$269	$134	101%
Net interest income	312	308	1	591	599	(1)

Total net revenue	450	398	13	860	733	17
Provision for credit losses	92	30	207	151	49	208
Noninterest expense	219	184	19	429	360	19

Income before income tax expense	139	184	(24)	280	324	(14)

Net income	$85	$111	(23)	$170	$196	(13)

ROE	15%	19%		16%	16%
ROA	0.79	0.98		0.79	0.85

Business metrics (in billions)
Auto origination volume	$5.3	$4.5	18	$10.5	$8.8	19
End-of-period loans and lease related assets
Loans outstanding	$40.4	$39.4	3	$40.4	$39.4	3
Lease financing receivables	0.8	2.8	(71)	0.8	2.8	(71)
Operating lease assets	1.8	1.3	38	1.8	1.3	38

Total end-of-period loans and lease related assets	43.0	43.5	(1)	43.0	43.5	(1)
Average loans and lease related assets
Loans outstanding(a)	$40.1	$40.3	—	$39.8	$40.7	(2)
Lease financing receivables	1.0	3.2	(69)	1.2	3.6	(67)
Operating lease assets	1.7	1.2	42	1.7	1.1	55

Total average loans and lease related assets	42.8	44.7	(4)	42.7	45.4	(6)
Average assets	43.4	45.6	(5)	43.3	46.4	(7)
Average equity	2.2	2.4	(8)	2.2	2.4	(8)

Credit quality statistics
30+ day delinquency rate	1.43%	1.37%		1.43%	1.37%
Net charge-offs
Loans	$62	$44	41	$120	$92	30
Lease receivables	1	1	—	2	4	(50)

Total net charge-offs	63	45	40	122	96	27
Net charge-off rate
Loans(a)	0.62%	0.45%		0.61%	0.46%
Lease receivables	0.40	0.13		0.34	0.22
Total net charge-off rate(a)	0.61	0.43		0.60	0.44
Nonperforming assets	$131	$171	(23)	$131	$171	(23)

(a)
For the three and six month periods ended June 30, 2006, Average loans included Loans held-for-sale of $1.2 billion and $589 million, respectively. These amounts are excluded when calculating the Net charge-off rate. For the three and six month periods ended June 30, 2007, no Auto loans were classified as held-for-sale.

Quarterly results
Auto Finance net income of $85 million was down by $26 million, or 23%, compared with the prior year. Net revenue of $450 million was up by $52 million, or 13%, reflecting higher automobile operating lease revenue and wider loan spreads. The provision for credit losses was $92 million, an increase of $62 million, reflecting an increase in estimated losses from low prior-year levels. Noninterest expense of $219 million increased by $35 million, or 19%, driven by increased depreciation expense on owned automobiles subject to operating leases.
Year-to-date results
Auto Finance net income of $170 million was down by $26 million, or 13%, compared with the prior year. Net revenue of $860 million was up by $127 million, or 17%, reflecting higher automobile operating lease revenue, wider loan spreads and the absence of a prior-year $50 million pretax loss related to auto loans transferred to held-for-sale. These increases were offset partially by a decrease in Auto loans and lease balances. The provision for credit losses was $151 million, an increase of $102 million, reflecting an increase in estimated losses from low prior-year levels. Noninterest expense of $429 million increased by $69 million, or 19%, driven by increased depreciation expense on owned automobiles subject to operating leases.

CARD SERVICES

For a discussion of the business profile of CS, see pages 43–45 of JPMorgan Chase’s 2006 Annual Report and pages 4–5 of this Form 10-Q.
JPMorgan Chase uses the concept of “managed receivables” to evaluate the credit performance of its credit card loans, both loans on the balance sheet and loans that have been securitized. Managed results exclude the impact of credit card securitizations on Total net revenue, the Provision for credit losses, net charge-offs and loan receivables. Securitization does not change reported Net income; however, it does affect the classification of items on the Consolidated statements of income and Consolidated balance sheets. For further information, see Explanation and reconciliation of the Firm’s use of non-GAAP financial measures on pages 13–16 of this Form 10-Q.

Selected income statement data – managed basis	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2007	2006	Change	2007	2006	Change

Revenue
Credit card income	$682	$653	4%	$1,281	$1,254	2%
All other income	80	49	63	172	120	43

Noninterest revenue	762	702	9	1,453	1,374	6
Net interest income	2,955	2,962	—	5,944	5,975	(1)

Total net revenue	3,717	3,664	1	7,397	7,349	1

Provision for credit losses(a)	1,331	1,031	29	2,560	2,047	25

Noninterest expense
Compensation expense	251	251	—	505	510	(1)
Noncompensation expense	753	810	(7)	1,556	1,606	(3)
Amortization of intangibles	184	188	(2)	368	376	(2)

Total noninterest expense	1,188	1,249	(5)	2,429	2,492	(3)

Income before income tax expense	1,198	1,384	(13)	2,408	2,810	(14)
Income tax expense	439	509	(14)	884	1,034	(15)

Net Income	$759	$875	(13)	$1,524	$1,776	(14)

Memo: Net securitization gains (amortization)	$16	$(6)	NM	$39	$2	NM

Financial metrics
ROE	22%	25%		22%	25%
Overhead ratio	32	34		33	34

(a)	Second quarter of 2006 included a $90 million release of a $100 million special provision, originally recorded in the third quarter of 2005, related to Hurricane Katrina.
Quarterly results
Net income of $759 million was down by $116 million, or 13%, from the prior year. Prior-year results benefited from significantly lower net charge-offs following the change in bankruptcy legislation in the fourth quarter of 2005.
End-of-period managed loans of $148.0 billion increased by $8.7 billion, or 6%, from the prior year. Average managed loans of $147.4 billion increased by $10.2 billion, or 7%, from the prior year.
Net managed revenue of $3.7 billion was up by $53 million, or 1%, from the prior year. Net interest income of $3.0 billion was flat compared with the prior year. Net interest income was negatively affected by the discontinuation of certain billing practices (including the elimination of certain over-limit fees and the two-cycle billing method for calculating finance charges); higher charge-offs, which resulted in increased revenue reversals; and increased cost of funds on growth in introductory and transactor balances. These decreases in net interest income were offset by increased average loans and higher fees. Noninterest revenue of $762 million was up by $60 million, or 9%, from the prior year. The increase reflects a higher level of fee-based revenue and increased interchange income, benefiting from 4% higher charge volume, primarily offset by higher volume-driven payments to partners and increased rewards expense (both of which are netted against interchange income). Charge volume reflects an approximate 10% growth rate in sales volume offset partially by a lower level of balance transfers, reflecting a more targeted marketing effort.

The managed provision for credit losses was $1.3 billion, up by $300 million, or 29%, from the prior year. The prior year benefited from lower net charge-offs, following the change in bankruptcy legislation in the fourth quarter of 2005, and the release of $90 million of provision related to Hurricane Katrina. Credit quality remained stable with a managed net charge-off rate for the quarter of 3.62%, up from 3.28% in the prior year. The 30-day managed delinquency rate was 3.00%, down from 3.14% in the prior year.
Noninterest expense of $1.2 billion was down by $61 million, or 5%, compared with the prior year, primarily due to lower marketing expense and lower fraud-related expense, partially offset by higher volume-related expense.
Year-to-date results
Net income of $1.5 billion was down by $252 million, or 14%, from the prior year. Prior-year results benefited from significantly lower net charge-offs following the change in bankruptcy legislation in the fourth quarter of 2005.
End-of-period managed loans of $148.0 billion increased by $8.7 billion, or 6%, from the prior year, benefiting from organic growth. Average managed loans of $148.4 billion increased by $10.8 billion, or 8%, from the prior year, benefiting from organic growth and loan portfolio acquisitions.
Net managed revenue of $7.4 billion was up by $48 million, or 1%, from the prior year. Net interest income of $5.9 billion was down by $31 million, or 1%, compared with the prior year. Net interest income was negatively impacted by increased cost of funds on growth in introductory, transactor and promotional balances; higher charge-offs, which resulted in increased revenue reversals; and the discontinuation of certain billing practices (including the elimination of certain over-limit fees and the two-cycle method for calculating finance charges). These decreases in net interest income were partially offset by increased average loans and higher fees. Noninterest revenue of $1.5 billion was up by $79 million, or 6%, from the prior year. The increase reflects a higher level of fee-based revenue and increased interchange income, benefiting from 7% higher charge volume, primarily offset by higher volume-driven payments to partners and increased rewards expense (both of which are netted against interchange income). Charge volume reflects an approximate 10% growth rate in sales volume offset partially by a lower level of balance transfers, reflecting a more targeted marketing effort.
The managed provision for credit losses was $2.6 billion, up by $513 million, or 25%, from the prior year. The prior year benefited from lower net charge-offs, following the change in bankruptcy legislation in the fourth quarter of 2005. The managed net charge-off rate increased to 3.59%, up from 3.13% in the prior year. The 30-day managed delinquency rate was 3.00%, down from 3.14% in the prior year.
Noninterest expense of $2.4 billion was down by $63 million, or 3%, compared with the prior year, primarily due to lower marketing expense and lower fraud-related expense, partially offset by higher volume-related expense.

Selected metrics	Three months ended June 30,			Six months ended June 30,
(in millions, except headcount, ratios and where
otherwise noted)	2007	2006	Change	2007	2006	Change

% of average managed outstandings:
Net interest income	8.04%	8.66%		8.08%	8.76%
Provision for credit losses	3.62	3.01		3.48	3.00
Noninterest revenue	2.07	2.05		1.97	2.01
Risk adjusted margin(a)	6.49	7.70		6.57	7.77
Noninterest expense	3.23	3.65		3.30	3.65
Pretax income (ROO)	3.26	4.05		3.27	4.12
Net income	2.06	2.56		2.07	2.60

Business metrics
Charge volume (in billions)	$88.0	$84.4	4%	$169.3	$158.7	7%
Net accounts opened (in thousands)(b)	3,706	24,573	(85)	7,145	27,291	(74)
Credit cards issued (in thousands)	150,883	136,685	10	150,883	136,685	10
Number of registered Internet customers (in millions)	24.6	19.1	29	24.6	19.1	29
Merchant acquiring business(c) Bank card volume (in billions)	$179.7	$166.3	8	$343.3	$314.0	9
Total transactions (in millions)	4,811	4,476	7	9,276	8,606	8

Selected ending balances
Loans:
Loans on balance sheets	$80,495	$72,961	10	$80,495	$72,961	10
Securitized loans	67,506	66,349	2	67,506	66,349	2

Managed loans	$148,001	$139,310	6	$148,001	$139,310	6

Selected average balances
Managed assets	$154,406	$144,284	7	$155,333	$145,134	7
Loans:
Loans on balance sheets	$79,000	$68,185	16	$80,458	$68,319	18
Securitized loans	68,428	69,005	(1)	67,959	69,287	(2)

Managed loans	$147,428	$137,190	7	$148,417	$137,606	8

Equity	$14,100	$14,100	—	$14,100	$14,100	—

Headcount	18,913	18,753	1	18,913	18,753	1

Managed credit quality statistics
Net charge-offs	$1,331	$1,121	19	$2,645	$2,137	24
Net charge-off rate	3.62%	3.28%		3.59%	3.13%
Managed delinquency ratios
30+ days	3.00%	3.14%		3.00%	3.14%
90+ days	1.42	1.52		1.42	1.52

Allowance for loan losses	$3,096	$3,186	(3)	$3,096	$3,186	(3)
Allowance for loan losses to period-end loans	3.85%	4.37%		3.85%	4.37%

(a)	Represents Total net revenue less Provision for credit losses.
(b)	Second quarter of 2006 included approximately 21 million accounts from the acquisition of the Kohl’s private label portfolio.
(c)	Represents 100% of the merchant acquiring business.

Reconciliation from reported basis to managed basis
The financial information presented below reconciles reported basis and managed basis to disclose the effect of securitizations.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2007	2006	Change	2007	2006	Change

Income statement data(a)
Credit card income
Reported basis for the period	$1,470	$1,590	(8)%	$2,815	$3,316	(15)%
Securitization adjustments	(788)	(937)	16	(1,534)	(2,062)	26

Managed credit card income	$682	$653	4	$1,281	$1,254	2

Net interest income
Reported basis for the period	$1,577	$1,464	8	$3,227	$2,903	11
Securitization adjustments	1,378	1,498	(8)	2,717	3,072	(12)

Managed net interest income	$2,955	$2,962	—	$5,944	$5,975	(1)

Total net revenue

Reported basis for the period	$3,127	$3,103	1	$6,214	$6,339	(2)
Securitization adjustments	590	561	5	1,183	1,010	17

Managed total net revenue	$3,717	$3,664	1	$7,397	$7,349	1

Provision for credit losses

Reported basis for the period(b)	$741	$470	58	$1,377	$1,037	33
Securitization adjustments	590	561	5	1,183	1,010	17

Managed provision for credit losses(b)	$1,331	$1,031	29	$2,560	$2,047	25

Balance sheet – average balances(a)
Total average assets
Reported basis for the period	$88,486	$77,371	14	$89,814	$77,901	15
Securitization adjustments	65,920	66,913	(1)	65,519	67,233	(3)

Managed average assets	$154,406	$144,284	7	$155,333	$145,134	7

Credit quality statistics(a)

Net charge-offs
Reported net charge-offs data for the period	$741	$560	32	$1,462	$1,127	30
Securitization adjustments	590	561	5	1,183	1,010	17

Managed net charge-offs	$1,331	$1,121	19	$2,645	$2,137	24

(a)
JPMorgan Chase uses the concept of “managed receivables” to evaluate the credit performance and overall performance of the underlying credit card loans, both sold and not sold; as the same borrower is continuing to use the credit card for ongoing charges, a borrower’s credit performance will affect both the receivables sold under SFAS 140 and those not sold. Thus, in its disclosures regarding managed receivables, JPMorgan Chase treated the sold receivables as if they were still on the balance sheet in order to disclose the credit performance (such as Net charge-off rates) of the entire managed credit card portfolio. Managed results excluded the impact of credit card securitizations on Total net revenue, the Provision for credit losses, net charge-offs and loan receivables. Securitization did not change reported net income versus managed earnings; however, it did affect the classification of items on the Consolidated statements of income and Consolidated balance sheets. For further information, see Explanation and reconciliation of the Firm’s use of non-GAAP measures on pages 13–16 of this Form 10-Q.

(b)	Second quarter of 2006 included a $90 million release of a $100 million special provision, originally recorded in the third quarter of 2005, related to Hurricane Katrina.

COMMERCIAL BANKING

For a discussion of the business profile of CB, see pages 46–47 of JPMorgan Chase’s 2006 Annual Report and page 5 of this Form 10-Q.
On October 1, 2006, JPMorgan Chase completed the acquisition of The Bank of New York’s consumer, business banking and middle-market banking businesses adding approximately $2.3 billion in loans and $1.2 billion in deposits.

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2007	2006	Change	2007	2006	Change

Revenue
Lending & deposit related fees	$158	$147	7%	$316	$289	9%
Asset management, administration and commissions	21	16	31	44	31	42
All other income(a)	133	111	20	287	187	53

Noninterest revenue	312	274	14	647	507	28
Net interest income	695	675	3	1,363	1,342	2

Total net revenue	1,007	949	6	2,010	1,849	9

Provision for credit losses	45	(12)	NM	62	(5)	NM

Noninterest expense
Compensation expense	182	179	2	362	376	(4)
Noncompensation expense	300	302	(1)	590	587	1
Amortization of intangibles	14	15	(7)	29	31	(6)

Total noninterest expense	496	496	—	981	994	(1)

Income before income tax expense	466	465	—	967	860	12
Income tax expense	182	182	—	379	337	12

Net income	$284	$283	—	$588	$523	12

Financial ratios
ROE	18%	21%		19%	19%
Overhead ratio	49	52		49	54

(a)	IB-related and commercial card revenues are included in All other income.
Quarterly results
Net income of $284 million was flat compared with the prior year, as an increase in net revenue was offset by higher provision for credit losses.
Net revenue was $1.0 billion, up by $58 million, or 6%, from the prior year. Net interest income of $695 million was up by $20 million, or 3%, from the prior year. The increase was driven by double-digit growth in liability balances and loans, which reflected organic growth and The Bank of New York transaction, largely offset by the continued shift to narrower–spread liability products and spread compression in the liability and loan portfolios. Noninterest revenue of $312 million was up by $38 million, or 14%, from the prior year, primarily due to higher investment banking revenue and increased deposit-related fees.
On a segment basis, Middle Market Banking revenue of $653 million increased by $19 million, or 3%, from the prior year, due to The Bank of New York transaction and growth in investment banking revenue. Mid-Corporate Banking revenue of $197 million increased by $36 million, or 22%, reflecting higher lending, investment banking and treasury services revenue. Real Estate Banking revenue of $109 million decreased by $5 million, or 4%.
Provision for credit losses was $45 million compared with a benefit of $12 million in the prior year. The increase in the allowance for credit losses reflects portfolio activity. The allowance for loan losses to average loans was 2.63% in the current quarter compared with 2.68% in the prior year; nonperforming loans of $135 million decreased by $90 million, or 40%, from the prior year.
Noninterest expense of $496 million was flat compared with the prior year.
Year-to-date results
Net income of $588 million increased by $65 million, or 12%, from the prior year due to higher revenues, partially offset by higher provision for credit losses.
Net revenue of $2.0 billion increased by $161 million, or 9%. Net interest income of $1.4 billion increased by $21 million, or 2%, driven by double-digit growth in liability balances and loans, which reflected organic growth and The Bank of New York transaction, largely offset by the continued shift to narrower–spread liability products and spread compression in the liability and loan portfolios. Noninterest revenue was $647 million, up by $140 million, or 28%, due to higher IB-related revenue, increased deposit-related fees and gains related to the sale of securities acquired in the satisfaction of debt.
On a segment basis, Middle Market Banking revenue of $1.3 billion increased by $57 million, or 5%, primarily due to growth in investment banking revenue and the Bank of New York transaction. Mid-Corporate Banking revenue of $409 million increased by $111 million, or 37%, reflecting higher investment banking, lending revenue and gains on sales of securities acquired in the satisfaction debt. Real Estate Banking revenue of $211 million decreased by $8 million, or 4%.
Provision for credit losses was $62 million compared to a net recovery of $5 million in the prior year. The increase in the allowance for credit losses reflects portfolio activity. The allowance for loan losses to average loans was 2.67% compared with 2.72% in the prior year.
Noninterest expenses of $981 million decreased by $13 million, or 1%, due to the absence of prior-year expense from the adoption of SFAS 123R primarily offset by expense related to The Bank of New York transaction.

Selected metrics	Three months ended June 30,			Six months ended June 30,
(in millions, except ratio and headcount data)	2007	2006	Change	2007	2006	Change

Revenue by product:
Lending	$348	$331	5%	$696	$650	7%
Treasury services	569	566	1	1,125	1,116	1
Investment banking	82	66	24	158	106	49
Other	8	(14)	NM	31	(23)	NM

Total Commercial Banking revenue	$1,007	$949	6	$2,010	$1,849	9

IB revenues, gross(a)	$236	$186	27	$467	$300	56

Revenue by business:
Middle Market Banking	$653	$634	3	$1,314	$1,257	5
Mid-Corporate Banking	197	161	22	409	298	37
Real Estate Banking	109	114	(4)	211	219	(4)
Other	48	40	20	76	75	1

Total Commercial Banking revenue	$1,007	$949	6	$2,010	$1,849	9

Selected average balances
Total assets	$84,687	$56,561	50	$83,622	$55,671	50
Loans and leases(b)	59,812	52,413	14	58,742	51,629	14
Liability balances(c)	84,187	72,556	16	82,976	71,664	16
Equity	6,300	5,500	15	6,300	5,500	15

Average loans by business:
Middle Market Banking	$37,099	$32,492	14	$36,710	$32,178	14
Mid-Corporate Banking	11,692	8,269	41	11,183	7,925	41
Real Estate Banking	6,894	7,515	(8)	6,984	7,476	(7)
Other	4,127	4,137	—	3,865	4,050	(5)

Total Commercial Banking loans	$59,812	$52,413	14	$58,742	$51,629	14

Headcount	4,295	4,320	(1)	4,295	4,320	(1)

Credit data and quality statistics:
Net charge-offs (recoveries)	$(8)	$(3)	(167)	$(9)	$(10)	10
Nonperforming loans	135	225	(40)	135	225	(40)
Allowance for credit losses:
Allowance for loan losses	1,551	1,394	11	1,551	1,394	11
Allowance for lending-related commitments	222	157	41	222	157	41

Total allowance for credit losses	1,773	1,551	14	1,773	1,551	14

Net charge-off (recovery) rate(b)	(0.05)%	(0.02)%		(0.03)%	(0.04)%
Allowance for loan losses to average loans(b)	2.63	2.68		2.67	2.72
Allowance for loan losses to nonperforming loans	1,149	620		1,149	620
Nonperforming loans to average loans	0.23	0.43		0.23	0.44

(a)	Represents the total revenue related to investment banking products sold to CB clients.
(b)	Average loans include Loans held-for-sale of $741 million and $334 million for the quarters ended June 30, 2007 and 2006, respectively, and $609 million and $301 million for year-to-date 2007 and 2006, respectively. These amounts are excluded when calculating the Net charge-off (recovery) rate and the allowance coverage ratio.
(c)	Liability balances included deposits and deposits swept to on-balance sheet liabilities.

TREASURY & SECURITIES SERVICES

For a discussion of the business profile of TSS, see pages 48–49 of JPMorgan Chase’s 2006 Annual Report and page 5 of this Form 10-Q.

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2007	2006	Change	2007	2006	Change

Revenue
Lending & deposit related fees	$219	$184	19%	$432	$366	18%
Asset management, administration and commissions	828	683	21	1,514	1,333	14
All other income	184	178	3	309	324	(5)

Noninterest revenue	1,231	1,045	18	2,255	2,023	11
Net interest income	510	543	(6)	1,012	1,050	(4)

Total net revenue	1,741	1,588	10	3,267	3,073	6

Provision for credit losses	—	4	NM	6	—	NM
Credit reimbursement to IB(a)	(30)	(30)	—	(60)	(60)	—

Noninterest expense
Compensation expense	609	537	13	1,167	1,086	7
Noncompensation expense	523	493	6	1,025	973	5
Amortization of intangibles	17	20	(15)	32	39	(18)

Total noninterest expense	1,149	1,050	9	2,224	2,098	6

Income before income tax expense	562	504	12	977	915	7
Income tax expense	210	188	12	362	337	7

Net income	$352	$316	11	$615	$578	6

Financial ratios
ROE	47%	58%		41%	49%
Overhead ratio	66	66		68	68
Pretax margin ratio(b)	32	32		30	30

(a)
TSS was charged a credit reimbursement related to certain exposures managed within the IB credit portfolio on behalf of clients shared with TSS. For a further discussion, see Credit reimbursement on page 35 of JPMorgan Chase’s 2006 Annual Report.

(b)
Pretax margin represents Income before income tax expense divided by Total net revenue, which is a measure of pretax performance and another basis by which management evaluates its performance and that of its competitors.

Quarterly results
Net income was a record $352 million, up by $36 million, or 11%, from the prior year. The increase was driven by record revenue partially offset by higher compensation expense.
Net revenue was a record $1.7 billion, up by $153 million, or 10%, from the prior year. Worldwide Securities Services net revenue of $1.0 billion was up by $135 million, or 15%, driven by increased product usage by new and existing clients, market appreciation, and seasonally strong activity in securities lending and depositary receipts. These benefits were offset partially by lower foreign exchange revenue, as a result of narrower-market spreads. Treasury Services net revenue of $720 million was up by $18 million, or 3%, driven by volume increases in clearing, ACH and commercial cards, partially offset by a continued shift to narrower–spread liability products. TSS firmwide net revenue, which includes Treasury Services net revenue recorded in other lines of business, grew to $2.4 billion, up by $171 million, or 8%. Treasury Services firmwide net revenue grew to $1.4 billion, up by $36 million, or 3%.
Noninterest expense was $1.1 billion, up by $99 million, or 9%, from the prior year. The increase was due largely to higher compensation expense related to business and volume growth, as well as investment in new product platforms.
Year-to-date results
Net income was $615 million, up by $37 million, or 6% from the prior year. The increase was driven by record revenue from seasonally strong activity in securities lending and depositary receipts, offset by higher compensation expense driven by increased business volumes.
Net revenue was $3.3 billion, up by $194 million, or 6%, from the prior year. Worldwide Securities Services net revenue of $1.9 billion was up by $180 million, or 11%, driven by increased product usage by new and existing clients, market appreciation, and seasonally strong activity in securities lending and depositary receipts. These benefits were offset partially by lower foreign exchange revenue as a result of narrower market spreads. Treasury Services net revenue of $1.4 billion was up by $14 million, or 1%, driven by volume increases in clearing, ACH and cards, partially offset by a continued shift to narrower–spread liability products. TSS firmwide net revenue, which includes Treasury Services net revenue recorded in other lines of business, grew to $4.5 billion, up by $230 million, or 5%. Treasury Services firmwide net revenue grew to $2.7 billion, up by $50 million, or 2%.

Noninterest expense was $2.2 billion, up by $126 million, or 6%. The increase was largely due to higher compensation expense related to business and volume growth as well as investment in new product platforms.

Selected metrics	Three months ended June 30,			Six months ended June 30,
(in millions, except headcount, ratio data and
where otherwise noted)	2007	2006	Change	2007	2006	Change

Revenue by business
Treasury Services	$720	$702	3%	$1,409	$1,395	1%
Worldwide Securities Services	1,021	886	15	1,858	1,678	11

Total net revenue	$1,741	$1,588	10	$3,267	$3,073	6

Business metrics
Assets under custody (in billions)	$15,203	$11,536	32	$15,203	$11,536	32
Number of:
US$ ACH transactions originated (in millions)	972	848	15	1,943	1,686	15
Total US$ clearing volume (in thousands)	27,779	26,506	5	54,619	51,688	6
International electronic funds transfer volume (in thousands)(a)	42,068	35,255	19	84,467	68,996	22
Wholesale check volume (in millions)	767	904	(15)	1,538	1,756	(12)
Wholesale cards issued (in thousands)(b)	17,535	16,271	8	17,535	16,271	8
Selected balance sheets (average)
Total assets	$50,687	$31,774	60	$48,359	$30,509	59
Loans	20,195	14,993	35	19,575	13,972	40
Liability balances(c)	217,514	194,181	12	214,095	186,201	15
Equity	3,000	2,200	36	3,000	2,372	26

Headcount	25,206	24,100	5	25,206	24,100	5

TSS firmwide metrics
Treasury Services firmwide revenue(d)	$1,354	$1,318	3	$2,659	$2,609	2
Treasury & Securities Services firmwide revenue(d)	2,375	2,204	8	4,517	4,287	5
Treasury Services firmwide overhead ratio(e)	59%	56%		59%	56%
Treasury & Securities Services firmwide overhead ratio(e)	60	59		61	61
Treasury Services firmwide liability balances (average)(f)	$189,214	$161,866	17	$187,930	$158,662	18
Treasury & Securities Services firmwide liability balances (average)(f)	301,701	265,398	14	297,072	256,910	16

(a)	International electronic funds transfer includes non-US$ ACH and clearing volume.
(b)	Wholesale cards issued included domestic commercial card, stored value card, prepaid card, and government electronic benefit card products.
(c)	Liability balances included deposits and deposits swept to on–balance sheet liabilities.
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

(d)	Firmwide revenue included TS revenue recorded in the CB, Regional Banking and AM lines of business (see below) and excluded FX revenues recorded in the IB for TSS-related FX activity.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2007	2006	Change	2007	2006	Change

Treasury Services revenue reported in CB	$569	$566	1%	$1,125	$1,116	1%
Treasury Services revenue reported in other lines of business	65	50	30	125	98	28

TSS firmwide FX revenue, which include FX revenue recorded in TSS and FX revenue associated with TSS customers who are FX customers of the IB, was $139 million and $146 million for the quarters ended June 30, 2007 and 2006, respectively, and $251 million and $264 million year-to-date 2007 and 2006, respectively.

(e)
Overhead ratios have been calculated based upon firmwide revenues and TSS and TS expenses, respectively, including those allocated to certain other lines of business. FX revenues and expenses recorded in the IB for TSS-related FX activity were not included in this ratio.

(f)
Firmwide liability balances included TS’ liability balances recorded in certain other lines of business. Liability balances associated with TS customers who were also customers of the CB line of business were not included in TS liability balances.

ASSET MANAGEMENT

For a discussion of the business profile of AM, see pages 50–52 of JPMorgan Chase’s 2006 Annual Report and page 5 of this Form 10-Q.

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2007	2006	Change	2007	2006	Change

Revenue
Asset management, administration and commissions	$1,671	$1,279	31%	$3,160	$2,501	26%
All other income	173	93	86	343	209	64

Noninterest revenue	1,844	1,372	34	3,503	2,710	29
Net interest income	293	248	18	538	494	9

Total net revenue	2,137	1,620	32	4,041	3,204	26

Provision for credit losses	(11)	(7)	(57)	(20)	(14)	(43)

Noninterest expense
Compensation expense	879	669	31	1,643	1,351	22
Noncompensation expense	456	390	17	907	784	16
Amortization of intangibles	20	22	(9)	40	44	(9)

Total noninterest expense	1,355	1,081	25	2,590	2,179	19

Income before income tax expense	793	546	45	1,471	1,039	42
Income tax expense	300	203	48	553	383	44

Net income	$493	$343	44	$918	$656	40

Financial ratios
ROE	53%	39%		49%	38%
Overhead ratio	63	67		64	68
Pretax margin ratio(a)	37	34		36	32

Selected metrics
Revenue by client segment
Private bank	$646	$469	38%	$1,206	$910	33%
Institutional	617	449	37	1,168	884	32
Retail	602	446	35	1,129	888	27
Private client services	272	256	6	538	522	3

Total net revenue	$2,137	$1,620	32	$4,041	$3,204	26

(a)
Pretax margin represents Income before income tax expense divided by Total net revenue, which is a measure of pretax performance and another basis by which management evaluates its performance and that of its competitors.

Quarterly results
Net income was a record $493 million, up by $150 million, or 44%, from the prior year. Results benefited from increased revenue, partially offset by higher compensation expense.
Net revenue was a record $2.1 billion, up by $517 million, or 32%, from the prior year. Noninterest revenue, principally fees and commissions, of $1.8 billion was up by $472 million, or 34%. This increase was due largely to increased assets under management and higher performance and placement fees. Net interest income of $293 million was up by $45 million, or 18%, from the prior year, largely due to higher loan and deposit balances.
Private Bank revenue grew 38%, to $646 million, due to higher asset management and placement fees, and higher loan and deposit balances. Institutional revenue grew 37%, to $617 million, due to net asset inflows and performance fees. Retail revenue grew 35%, to $602 million, primarily due to net asset inflows and market appreciation. Private Client Services revenue grew 6%, to $272 million, due to increased revenue from higher assets under management and higher deposit balances.
Provision for credit losses was a benefit of $11 million compared with a benefit of $7 million in the prior year.
Noninterest expense of $1.4 billion was up by $274 million, or 25%, from the prior year. The increase was due largely to higher compensation, primarily performance-based, and investments in all business segments.

Year-to-date results
Net income was a record $918 million, up by $262 million, or 40%, from the prior year. Results benefited from increased revenue and absence of prior-year expense from adoption of SFAS 123R, partially offset by higher compensation expense.
Net revenue was a record $4.0 billion, up by $837 million, or 26%, from the prior year. Noninterest revenue, principally fees and commissions, of $3.5 billion was up by $793 million, or 29%. This increase was due largely to increased assets under management and higher performance and placement fees. Net interest income of $538 million was up by $44 million, or 9%, from the prior year, primarily due to higher loan and deposit balances, partially offset by a shift to narrower–spread deposit products.
Private Bank revenue grew 33%, to $1.2 billion, due to higher asset management and placement fees, and higher loan and deposit balances. Institutional revenue grew 32%, to $1.2 billion, due to net asset inflows and performance fees. Retail revenue grew 27%, to $1.1 billion, primarily due to net asset inflows and market appreciation. Private Client Services revenue grew 3%, to $538 million, due to increased revenue from higher assets under management and higher deposit balances, partially offset by a shift to narrower-spread deposit products.
Provision for credit losses was a benefit of $20 million compared with a benefit of $14 million in the prior year.
Noninterest expense of $2.6 billion was up by $411 million, or 19%, from the prior year. The increase was due largely to higher compensation, primarily performance-based; investments in all business segments; and increased minority interest expense related to Highbridge Capital Management. These factors were partially offset by the absence of prior-year expense from the adoption of SFAS 123R.

Business metrics
(in millions, except headcount, ratios and	Three months ended June 30,			Six months ended June 30,
ranking data, and where otherwise noted)	2007	2006	Change	2007	2006	Change

Number of:
Client advisors	1,582	1,486	6%	1,582	1,486	6%
Retirement planning services participants	1,477,000	1,361,000	9	1,477,000	1,361,000	9

% of customer assets in 4 & 5 Star Funds(a)	65%	56%	16	65%	56%	16
% of AUM in 1st and 2nd quartiles:(b)
1 year	65%	71%	(8)	65%	71%	(8)
3 years	77%	75%	3	77%	75%	3
5 years	76%	81%	(6)	76%	81%	(6)

Selected balance sheets data (average)
Total assets	$51,710	$43,228	20	$48,779	$42,126	16
Loans(c)	28,695	25,807	11	27,176	25,148	8
Deposits	55,981	51,583	9	55,402	49,834	11
Equity	3,750	3,500	7	3,750	3,500	7

Headcount	14,108	12,786	10	14,108	12,786	10

Credit data and quality statistics
Net charge-offs (recoveries)	$(5)	$(4)	(25)	$(5)	$3	NM
Nonperforming loans	21	76	(72)	21	76	(72)
Allowance for loan losses	105	117	(10)	105	117	(10)
Allowance for lending-related commitments	7	3	133	7	3	133

Net charge-off (recovery) rate	(0.07)%	(0.06)%		(0.04)%	0.02%
Allowance for loan losses to average loans	0.37	0.45		0.39	0.47
Allowance for loan losses to nonperforming loans	500	154		500	154
Nonperforming loans to average loans	0.07	0.29		0.08	0.30

(a)	Derived from Morningstar for the United States; Micropal for the United Kingdom, Luxembourg, Hong Kong and Taiwan; and Nomura for Japan.
(b)	Quartile rankings sourced from Lipper for the United States and Taiwan; Micropal for the United Kingdom, Luxembourg and Hong Kong; and Nomura for Japan.
(c)
As of January 1, 2007, $5.3 billion of held-for-investment prime mortgage loans were transferred from AM to Treasury within the Corporate segment. Although the loans, together with the responsibility for the investment management of the portfolio, were transferred to Treasury, the transfer has no impact on the financial results of AM.

Assets under supervision
Assets under supervision were $1.5 trillion, up 21%, or $259 billion, from the prior year. Assets under management were $1.1 trillion, up 23%, or $211 billion, from the prior year. The increase was the result of net asset inflows into the Institutional segment (primarily in liquidity and alternative products), the Retail segment (primarily fixed income and alternative products) and the Private Bank segment (primarily in liquidity and alternative products); and from market appreciation. Custody, brokerage, administration and deposit balances were $363 billion, up by $48 billion.

ASSETS UNDER SUPERVISION(a) (in billions)
As of June 30,	2007	2006

Assets by asset class
Liquidity(b)	$333	$247
Fixed income	190	172
Equities & balanced	467	393
Alternatives	119	86

Total Assets under management	1,109	898
Custody/brokerage/administration/deposits	363	315

Total Assets under supervision	$1,472	$1,213

Assets by client segment
Institutional	$565	$484
Private Bank	185	143
Retail	300	219
Private Client Services	59	52

Total Assets under management	$1,109	$898

Institutional	$566	$486
Private Bank	402	331
Retail	393	295
Private Client Services	111	101

Total Assets under supervision	$1,472	$1,213

Assets by geographic region
U.S./Canada	$700	$577
International	409	321

Total Assets under management	$1,109	$898

U.S./Canada	$971	$828
International	501	385

Total Assets under supervision	$1,472	$1,213

Mutual fund assets by asset class
Liquidity	$268	$178
Fixed income	49	47
Equity	235	194

Total mutual fund assets	$552	$419

(a)	Excludes Assets under management of American Century Companies, Inc, in which the Firm has 44% ownership.
(b)	In the third quarter of 2006, $19 billion of assets under management were reclassified into liquidity from other asset classes. Prior-period data was not reclassified.

Assets under management rollforward	Three months ended June 30,		Six months ended June 30,
(in billions)	2007	2006	2007	2006

Beginning balance	$1,053	$873	$1,013	$847
Flows:
Liquidity	12	10	19	5
Fixed income	6	6	8	6
Equities, balanced and alternatives	12	13	22	26
Market/performance/other impacts	26	(4)	47	14

Ending balance	$1,109	$898	$1,109	$898

Assets under supervision rollforward
Beginning balance	$1,395	$1,197	$1,347	$1,149
Net asset flows	38	33	65	45
Market/performance/other impacts	39	(17)	60	19

Ending balance	$1,472	$1,213	$1,472	$1,213

CORPORATE

For a discussion of the business profile of Corporate, see pages 53–54 of JPMorgan Chase’s 2006 Annual Report.
The transaction with The Bank of New York closed on October 1, 2006. As a result of this transaction, select corporate trust businesses were transferred from TSS to the Corporate segment and are reported in discontinued operations for 2006.

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except headcount)	2007	2006	Change	2007	2006	Change

Revenue
Principal transactions(a)(b)	$1,372	$551	149%	$2,697	$750	260%
Securities gains (losses)	(227)	(492)	54	(235)	(650)	64
All other income(c)	90	231	(61)	158	333	(53)

Noninterest revenue	1,235	290	326	2,620	433	NM
Net interest income	(173)	(355)	51	(290)	(902)	68

Total net revenue	1,062	(65)	NM	2,330	(469)	NM

Provision for credit losses	3	—	NM	6	—	NM

Noninterest expense
Compensation expense(b)	695	770	(10)	1,471	1,455	1
Noncompensation expense(d)	818	336	143	1,374	948	45
Merger costs	64	86	(26)	126	157	(20)

Subtotal	1,577	1,192	32	2,971	2,560	16
Net expenses allocated to other businesses	(1,075)	(1,036)	(4)	(2,115)	(2,069)	(2)

Total noninterest expense	502	156	222	856	491	74

Income (loss) from continuing operations before income tax expense	557	(221)	NM	1,468	(960)	NM
Income tax expense (benefit)	175	(181)	NM	455	(500)	NM

Income (loss) from continuing operations	382	(40)	NM	1,013	(460)	NM
Income from discontinued operations(e)	—	56	NM	—	110	NM

Net income (loss)	$382	$16	NM	$1,013	$(350)	NM

Total net revenue
Private equity (a) (b)	$1,293	$500	159	$2,546	$704	262
Treasury and Corporate other	(231)	(565)	59	(216)	(1,173)	82

Total net revenue	$1,062	$(65)	NM	$2,330	$(469)	NM

Net income (loss)
Private equity (a)	$702	$293	140	$1,400	$396	254
Treasury and Corporate other	(280)	(280)	—	(309)	(759)	59
Merger costs	(40)	(53)	25	(78)	(97)	20

Income (loss) from continuing operations	382	(40)	NM	1,013	(460)	NM
Income from discontinued operations(e)	—	56	NM	—	110	NM

Total net income (loss)	$382	$16	NM	$1,013	$(350)	NM

Headcount	23,532	27,100	(13)	23,532	27,100	(13)

(a)	The Firm adopted SFAS 157 in the first quarter of 2007. See Note 3 on pages 73–80 of this Form 10-Q for additional information.
(b)	2007 included the classification of certain private equity carried interest from Net revenue to Compensation expense.
(c)	Included a gain of $103 million in the second quarter of 2006 related to the sale of Mastercard shares in its initial public offering.
(d)
Included insurance recoveries related to settlement of the Enron and WorldCom class action litigations and for certain other material proceedings of $260 million and $358 million for the quarter and six months ended June 30, 2006, respectively.

(e)
On October 1, 2006, the Firm completed the exchange of selected corporate trust businesses, including trustee, paying agent, loan agency and document management services, for the consumer, business banking and middle-market banking businesses of The Bank of New York. The results of operations of these corporate trust businesses were reported as discontinued operations for 2006.

Quarterly results
Net income was $382 million compared with $16 million in the prior year. Results benefited from higher private equity gains, lower securities losses and improved net interest income, partially offset by higher expense. Prior-year results also included Income from discontinued operations of $56 million.
Net revenue was $1.1 billion compared with negative $65 million in the prior year. Private Equity gains were $1.3 billion compared with $549 million in the prior year, benefiting from a higher level of gains and the classification of certain private equity carried interest as compensation expense. Revenue also benefited from a lower amount of securities losses and improved net interest income. Prior-year results also included a gain of $103 million related to the sale of MasterCard shares in its initial public offering.

Noninterest expense was $502 million, up by $346 million from the prior year. The increase was driven by higher net legal costs, reflecting a lower level of recoveries and higher expense, including settlement costs relating to certain copper antitrust litigation. In addition, expense increased due to the classification of certain private equity carried interest as compensation expense. The increase in Noninterest expense was offset partially by lower compensation expense and business efficiencies.
Year-to-date results
Net income was $1.0 billion compared with a net loss of $350 million. Results benefited from higher private equity gains, improved net interest income and lower securities losses, partially offset by higher expense. Prior-year results also included Income from discontinued operations of $110 million.
Net revenue was $2.3 billion compared with a negative $469 million in the prior year. Private Equity gains were $2.6 billion compared with $786 million in the prior year, benefiting from a higher level of gains, the classification of certain private equity carried interest as compensation expense and a fair value adjustment on nonpublic investments resulting from the adoption of SFAS 157. Revenue also benefited from improved net interest income and a lower amount of securities losses. Prior-year results also included a gain of $103 million related to the sale of Mastercard shares in its initial public offering.
Noninterest expense was $856 million compared with $491 million in the prior year. The increase was driven by higher net legal costs, reflecting a lower level of recoveries and higher expense. In addition, expense increased due to the classification of certain private equity carried interest as compensation expense. The increase in Noninterest expense was offset partially by business efficiencies.

Selected income statement and balance sheet data	Three months ended June 30,			Six months ended June 30,
(in millions)	2007	2006	Change	2007	2006	Change

Treasury
Securities gains (losses)(a)	$(227)	$(492)	54%	$(235)	$(650)	64%
Investment securities portfolio (average)	87,760	63,714	38	87,102	51,917	68
Investment securities portfolio (ending)	86,821	61,990	40	86,821	61,990	40
Mortgage loans (average)(b)	26,830	—	NM	26,041	—	NM
Mortgage loans (ending)(b)	27,299	—	NM	27,299	—	NM

Private equity
Realized gains	$985	$568	73	$1,708	$775	120
Unrealized gains (losses)	290	(25)	NM	811	(11)	NM

Total direct investments(c)	1,275	543	135	2,519	764	230
Third-party fund investments	53	6	NM	87	22	295

Total private equity gains(d)	$1,328	$549	142	$2,606	$786	232

Private equity portfolio information(e)
Direct investments	June 30, 2007	December 31, 2006	Change

Publicly-held securities
Carrying value	$465	$587	(21)%
Cost	367	451	(19)
Quoted public value	600	831	(28)

Privately-held direct securities
Carrying value	5,247	4,692	12
Cost	5,228	5,795	(10)

Third-party fund investments(f)
Carrying value	812	802	1
Cost	1,067	1,080	(1)

Total private equity portfolio – Carrying value	$6,524	$6,081	7
Total private equity portfolio – Cost	$6,662	$7,326	(9)

(a)	Losses reflected repositioning of the Treasury investment securities portfolio.
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

(c)
Private equity gains include a fair value adjustment related to the adoption of SFAS 157 in the first quarter of 2007. In addition, 2007 includes the classification of certain private equity carried interest from Net revenue to Compensation expense.

(d)	Included in Principal transactions revenue.
(e)	For more information on the Firm’s policies regarding the valuation of the private equity portfolio, see Note 5 on pages 83–85 of this Form 10-Q.
(f)	Unfunded commitments to third-party equity funds were $742 million and $589 million at June 30, 2007 and December 31, 2006, respectively.

The carrying value of the private equity portfolio at June 30, 2007, was $6.5 billion, up $443 million from December 31, 2006. The portfolio increase was due primarily to favorable valuation adjustments on nonpublic investments and new investments, partially offset by sales activity. The portfolio represented 8.8% of the Firm’s stockholders’ equity less goodwill at June 30, 2007, up from 8.6% at December 31, 2006.

BALANCE SHEET ANALYSIS

Selected balance sheet data (in millions)	June 30, 2007	December 31, 2006
Assets
Cash and due from banks	$35,449	$40,412
Deposits with banks	41,736	13,547
Federal funds sold and securities purchased under resale agreements	125,930	140,524
Securities borrowed	88,360	73,688
Trading assets:
Debt and equity instruments	391,508	310,137
Derivative receivables	59,038	55,601
Securities:
Available-for-sale	95,934	91,917
Held-to-maturity	50	58
Loans, net of Allowance for loan losses	457,404	475,848
Other receivables	31,947	27,585
Goodwill	45,254	45,186
Other intangible assets	16,193	14,852
All other assets	69,239	62,165

Total assets	$1,458,042	$1,351,520

Liabilities
Deposits	$651,370	$638,788
Federal funds purchased and securities sold under repurchase agreements	205,961	162,173
Commercial paper and other borrowed funds	54,379	36,902
Trading liabilities:
Debt and equity instruments	93,969	90,488
Derivative payables	61,396	57,469
Long-term debt and trust preferred capital debt securities	172,163	145,630
Beneficial interests issued by consolidated variable interest entities	14,808	16,184
All other liabilities	84,785	88,096

Total liabilities	1,338,831	1,235,730
Stockholders’ equity	119,211	115,790

Total liabilities and stockholders’ equity	$1,458,042	$1,351,520

Consolidated Balance sheets overview
At June 30, 2007, the Firm’s total assets were $1.5 trillion, an increase of $106.5 billion, or 8%, from December 31, 2006. Total liabilities were $1.3 trillion, an increase of $103.1 billion, or 8%, from December 31, 2006. Stockholders’ equity was $119.2 billion, an increase of $3.4 billion, or 3% from December 31, 2006. The following is a discussion of the significant changes in balance sheet items from December 31, 2006.
Deposits with banks; Federal funds sold and securities purchased under resale agreements; Securities borrowed; Federal funds purchased and securities sold under repurchase agreements; and Commercial paper and other borrowed funds
The Firm utilizes Deposits with banks, Federal funds sold and securities purchased under resale agreements, Securities borrowed, Federal funds purchased and securities sold under repurchase agreements and Commercial paper and other borrowed funds as part of its liquidity management activities to manage the Firm’s cash positions and risk-based capital requirements, to maximize liquidity access and minimize funding costs. The net increase from December 31, 2006, in Deposits with banks, Federal funds sold, and Securities borrowed reflected higher levels of funds that were available for short-term investment opportunities. Securities sold under repurchase agreements and Commercial paper and other borrowed funds increased primarily due to higher short-term requirements to fund trading positions and AFS securities inventory levels, as well as growth in demand for Commercial paper. For additional information on the Firm’s Liquidity risk management, see pages 49–51 of this Form 10-Q.

Trading assets and liabilities – debt and equity instruments
The Firm uses debt and equity trading instruments for both market-making and proprietary risk-taking activities. These instruments consist primarily of fixed income securities (including government and corporate debt), equity securities and convertible cash instruments, loans and physical commodities. The increase in trading assets from December 31, 2006, was due primarily to the generally more favorable capital markets environment, with growth in client-driven market-making activities, particularly for debt securities. In addition, a total of $35.2 billion of loans are now accounted for at fair value under SFAS 159 and classified as trading assets in the Consolidated balance sheets. These are primarily loans warehoused by the IB and certain prime mortgage loans warehoused by RFS for sale or securitization purposes. For additional information, refer to Note 4 and Note 5 on pages 80–83 and 83–85, respectively, of this Form 10-Q.
Trading assets and liabilities – derivative receivables and payables
The Firm utilizes various interest rate, foreign exchange, equity, credit and commodity derivatives for market-making, proprietary risk-taking and risk-management purposes. The increase in derivative receivables from December 31, 2006, was related primarily to higher receivables on equity-related and interest rate derivatives due to the strength of the equities markets, as well as rising interest rates and the decline in the value of the U.S. Dollar, respectively. The increase in derivative receivables was offset partially by lower commodity receivables as a result of termination of contracts and risk management activities. The increase in derivative payables from December 31, 2006, was due primarily to higher payables on equity-related and foreign exchange derivatives due to the strength of the equities markets and the decline in the value of the U.S. Dollar, respectively. The increase in derivative payables was offset partially by lower commodity payables as a result of the termination of contracts and risk management activities. For additional information, refer to Derivative contracts and Note 5 on pages 56–58 and 83–85, respectively, of this Form 10-Q.
Securities
Almost all of the Firm’s securities portfolios are classified as AFS and are used primarily to manage the Firm’s exposure to interest rate movements. The AFS portfolio increased by $4.0 billion from December 31, 2006, primarily due to net purchases of securities by Treasury associated with managing the Firm’s exposure to interest rates. For additional information related to securities, refer to the Corporate segment discussion and to Note 11 on pages 40–42 and 89–90, respectively, of this Form 10-Q.
Loans
The Firm provides loans to customers of all sizes, from large corporate and institutional clients to individual consumers. The Firm manages the risk/reward relationship of each portfolio and discourages the retention of loan assets that do not generate a positive return above the cost of risk-adjusted capital. Loans, net of the Allowance for loan losses, declined by $18.4 billion, or 4%, from December 31, 2006, primarily due to the decline of RFS loans as certain prime mortgage loans originated after January 1, 2007, are classified as Trading assets and accounted for at fair value under SFAS 159. In addition, certain loans warehoused in the IB were transferred to Trading assets on January 1, 2007, as part of the adoption of SFAS 159. Also contributing to the decrease were typical seasonal declines in credit card receivables and the restructuring during the first quarter of 2007 of a Firm-administered multi-seller conduit, which resulted in the deconsolidation of $3.2 billion of Loans. These decreases were offset partly by an increase in wholesale lending activity, primarily in the IB. For a more detailed discussion of the loan portfolio and the Allowance for loan losses, refer to Credit risk management on pages 51–62 of this Form 10-Q.
Goodwill
Goodwill arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts assigned to assets acquired and liabilities assumed. The $68 million increase in Goodwill primarily resulted from certain acquisitions by TSS and tax-related purchase accounting adjustments associated with the Bank One merger, partially offset by a reduction from the adoption of FIN 48. For additional information related to Goodwill, including the impact of adopting FIN 48, see Note 17 on pages 100–102 and Note 20 on page 104 of this Form 10-Q.
Other intangible assets
The Firm’s Other intangible assets consists of MSRs, purchased credit card relationships, other credit card–related intangibles, core deposit intangibles, and all other intangibles. The $1.3 billion increase in Other intangible assets partly reflects higher MSRs of $2.0 billion, primarily due to MSR additions from loan sales, MSR purchases and an increase in the MSR valuation largely attributable to increased long-term interest rates. Partially offsetting these increases were other changes in the fair value of MSRs related primarily to modeled mortgage servicing portfolio runoff (or time decay) and the amortization of intangibles, in particular, credit card–related and core deposit intangibles. For additional information on MSRs and other intangible assets, see Note 17 on pages 100–102 of this Form 10-Q.

Deposits
The Firm’s deposits represent a liability to customers, both retail and wholesale, for funds held on their behalf. Deposits are generally classified by location (U.S. and non-U.S.), whether they are interest or noninterest-bearing, and by type (i.e., demand, money market deposit accounts (“MMDAs”), savings, time or negotiable order of withdrawal (“NOW”) accounts). Deposits provide a stable and consistent source of funding to the Firm. Deposits increased by $12.6 billion, or 2%, from December 31, 2006. These were primarily wholesale deposits driven by net growth in business volumes, in particular, interest-bearing deposits within TSS. For more information on deposits, refer to the RFS, TSS and AM segment discussions and the Liquidity risk management discussion on pages 21–28, 35–36, 37–39 and 49–51, respectively, of this Form 10-Q. For more information on wholesale liability balances, including deposits, refer to the CB and TSS segment discussions on pages 33–34 and 35–36, respectively, of this Form 10-Q.
Beneficial interests issued by consolidated variable interest entities (“VIEs”)
Beneficial interests issued by consolidated VIEs declined by $1.4 billion, or 9%, from December 31, 2006, as a result of the restructuring during the first quarter of 2007 of a Firm-administered multi-seller conduit, partially offset by new issuances by an existing consolidated VIE in the second quarter of 2007. For additional information related to multi-seller conduits refer to Off–balance sheet arrangements and contractual cash obligations on pages 47–48 and Note 16 on pages 99–100 of this Form 10-Q.
Long-term debt and trust preferred capital debt securities
The Firm utilizes Long-term debt and trust preferred capital debt securities as part of its liquidity and capital management activities. Long-term debt and trust preferred capital debt securities increased by $26.5 billion, or 18%, from December 31, 2006, reflecting net new issuances, including client-driven structured notes in the IB. For additional information on the Firm’s long-term debt activities, see the Liquidity risk management discussion on pages 49–51 of this Form 10-Q.
Stockholders’ equity
Total stockholders’ equity increased by $3.4 billion, or 3%, from year-end 2006 to $119.2 billion at June 30, 2007. The increase was primarily the result of Net income for the first six months of 2007, net shares issued under the Firm’s employee stock-based compensation plans, and the cumulative effect on Retained earnings of changes in accounting principles of $915 million, offset partially by stock repurchases and the declaration of cash dividends. The $915 million increase in Retained earnings resulting from the adoption of new accounting principles primarily reflected $287 million related to SFAS 157, $199 million related to SFAS 159 and $436 million related to FIN 48 in the first quarter of 2007. For a further discussion of capital, see the Capital management section that follows; for a further discussion of the accounting changes see Accounting and Reporting Developments on pages 66–67, Note 3 on pages 73–80, Note 4 on pages 80–83 and Note 20 on page 104 of this Form 10-Q.

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
Line of business equity
Equity for a line of business represents the amount of capital the Firm believes the business would require if it were operating independently, incorporating sufficient capital to address economic risk measures, regulatory capital requirements and capital levels for similarly rated peers. Return on equity is measured and internal targets for expected returns are established as a key measure of a business segment’s performance. The Firm may revise its equity capital-allocation methodology in the future.
In accordance with SFAS 142, the lines of business perform the required goodwill impairment testing. For a further discussion of Goodwill and impairment testing, see Critical accounting estimates and Note 16 on pages 85 and 121, respectively, of JPMorgan Chase’s 2006 Annual Report, and Note 17 on page 100 of this Form 10-Q.

Line of business equity	Quarterly Averages
(in billions)	2Q07	2Q06

Investment Bank	$21.0	$21.0
Retail Financial Services	16.0	14.3
Card Services	14.1	14.1
Commercial Banking	6.3	5.5
Treasury & Securities Services	3.0	2.2
Asset Management	3.8	3.5
Corporate	53.9	48.4

Total common stockholders’ equity	$118.1	$109.0

Economic risk capital
JPMorgan Chase assesses its capital adequacy relative to the risks underlying the Firm’s business activities, utilizing internal risk-assessment methodologies. The Firm assigns economic capital primarily based upon four risk factors: credit risk, market risk, operational risk and private equity risk, principally for the Firm’s private equity business.

Economic risk capital	Quarterly Averages
(in billions)	2Q07	2Q06

Credit risk	$23.5	$21.2
Market risk	9.9	10.2
Operational risk	5.6	5.8
Private equity risk	3.8	3.2

Economic risk capital	42.8	40.4
Goodwill	45.2	43.5
Other(a)	30.1	25.1

Total common stockholders’ equity	$118.1	$109.0

(a)	Reflects additional capital required, in management’s view, to meet its regulatory and debt rating objectives.
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
In 2005, the FRB issued a final rule, which became effective April 11, 2005, that continues the inclusion of trust preferred capital debt securities in Tier 1 capital, subject to stricter quantitative limits and revised qualitative standards, and broadens the definition of restricted core capital elements. The rule provides for a transition period that ends March

31, 2009. As an internationally active bank holding company, JPMorgan Chase is subject to the rule’s limitation on restricted core capital elements, including trust preferred capital debt securities, to 15% of total core capital elements, net of goodwill less any associated deferred tax liability. At June 30, 2007, JPMorgan Chase’s restricted core capital elements were 15% of total core capital elements.
Tier 1 capital was $85.1 billion at June 30, 2007, compared with $81.1 billion at December 31, 2006, an increase of $4.0 billion. The increase was due primarily to net income of $9.0 billion; net issuances of common stock under the Firm’s employee stock-based compensation plans of $2.4 billion; net issuances of $634 million qualifying trust preferred capital debt securities; and the effects of the adoption of new accounting principles reflecting increases of $287 million for SFAS 157, $199 million for SFAS 159 and $436 million for FIN 48. Partially offsetting these increases were decreases in Stockholders’ equity net of Accumulated other comprehensive income (loss) due to common stock repurchases of $5.9 billion and dividends declared of $2.5 billion. In addition, the change in capital reflects the exclusion of a $289 million valuation adjustment to certain liabilities pursuant to SFAS 157 to reflect the credit quality of the Firm. Additional information regarding the Firm’s capital ratios and the federal regulatory capital standards to which it is subject is presented in Note 26 on pages 129–130 of JPMorgan Chase’s 2006 Annual Report.
The following table presents the risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries at June 30, 2007, and December 31, 2006.

			Risk-	Adjusted	Tier 1	Total	Tier 1
	Tier 1	Total	weighted	average	capital	capital	leverage
(in millions, except ratios)	capital	capital	assets(c)	assets(d)	ratio	ratio	ratio

June 30, 2007(a)
JPMorgan Chase & Co.	$85,096	$122,276	$1,016,031	$1,376,727	8.4%	12.0%	6.2%
JPMorgan Chase Bank, N.A.	71,500	100,798	917,322	1,210,657	7.8	11.0	5.9
Chase Bank USA, N.A.	9,444	11,369	68,520	60,961	13.8	16.6	15.5

December 31, 2006(a)
JPMorgan Chase & Co.	$81,055	$115,265	$935,909	$1,308,699	8.7%	12.3%	6.2%
JPMorgan Chase Bank, N.A.	68,726	96,103	840,057	1,157,449	8.2	11.4	5.9
Chase Bank USA, N.A.	9,242	11,506	77,638	66,202	11.9	14.8	14.0

Well-capitalized ratios(b)					6.0%	10.0%	5.0	%(e)
Minimum capital ratios(b)					4.0	8.0	3.0	(f)

(a)
Asset and capital amounts for JPMorgan Chase’s banking subsidiaries reflect intercompany transactions, whereas the respective amounts for JPMorgan Chase reflect the elimination of intercompany transactions.

(b)	As defined by the regulations issued by the FRB, OCC and FDIC.
(c)
Includes off–balance sheet risk-weighted assets in the amounts of $330.4 billion, $313.3 billion and $12.0 billion, respectively, at June 30, 2007, and $305.3 billion, $290.1 billion and $12.7 billion, respectively, at December 31, 2006, for JPMorgan Chase and its significant banking subsidiaries.

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
Dividends
The Firm’s common stock dividend policy reflects JPMorgan Chase’s earnings outlook, desired dividend payout ratios, need to maintain an adequate capital level and alternative investment opportunities. The Firm continues to target a dividend payout ratio of approximately 30–40% of Net income over time. On April 17, 2007, the Board of Directors declared a quarterly dividend of $0.38 per share on the outstanding shares of the corporation’s common stock, an increase of $0.04 per share, or 12% from the prior quarter; that dividend is payable on July 31, 2007, to stockholders of record at the close of business on July 6, 2007.
Stock repurchases
During the quarter and six months ended June 30, 2007, under the respective stock repurchase programs then in effect, the Firm repurchased a total of 36.7 million and 117.6 million shares for $1.9 billion and $5.9 billion at an average price per share of $51.13 and $49.97, respectively. During the quarter and six months ended June 30, 2006, under the respective stock repurchase programs then in effect, the Firm repurchased a total of 17.7 million and 49.5 million shares for $745 million and $2.0 billion at an average price per share of $42.24 and $41.14, respectively.

On April 17, 2007, the Board of Directors authorized the repurchase of up to $10.0 billion of the Firm’s common shares. The new authorization commenced April 19, 2007, and replaced the Firm’s previous $8.0 billion repurchase program. The new $10.0 billion authorization will be utilized at management’s discretion, and the timing of purchases and the exact number of shares purchased will depend on market conditions and alternative investment opportunities. The new repurchase program does not include specific price targets or timetables; may be executed through open market purchases, privately negotiated transactions or utilizing Rule 10b5-1 programs; and may be suspended at any time. For additional information regarding repurchases of the Firm’s equity securities, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, on pages 120–121 of this Form 10-Q.

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
JPMorgan Chase is involved with SPEs in three broad categories: loan securitizations, multi-seller conduits and client intermediation. Capital is held, as deemed appropriate, against all SPE-related transactions and related exposures, such as derivative transactions and lending-related commitments. For further discussion of SPEs and the Firm’s accounting for these types of exposures, see Note 1 on pages 72–73 of this Form 10-Q and Note 14 on pages 114–118 and Note 15 on pages 118–120 of JPMorgan Chase’s 2006 Annual Report.
For certain liquidity commitments to SPEs, the Firm could be required to provide funding if the short-term credit rating of JPMorgan Chase Bank, N.A. were downgraded below specific levels, primarily P-1, A-1 and F1 for Moody’s, Standard & Poor’s and Fitch, respectively. The amounts of these liquidity commitments were $92.4 billion and $74.4 billion at June 30, 2007 and December 31, 2006, respectively. These liquidity commitments are generally included in the Firm’s other unfunded commitments to extend credit and asset purchase agreements, as shown in the table on the following page. Alternatively, if JPMorgan Chase Bank, N.A. were downgraded, the Firm could be replaced by another liquidity provider in lieu of providing funding under the liquidity commitment, or, in certain circumstances, could facilitate the sale or refinancing of the assets in the SPE in order to provide liquidity. For further information, refer to Note 15 on pages 118–120 of JPMorgan Chase’s 2006 Annual Report.
The Firm also has exposure to certain SPEs arising from derivative transactions; these transactions are recorded at fair value on the Firm’s Consolidated balance sheets with changes in fair value (i.e., mark-to-market (“MTM”) gains and losses) recorded in Principal transactions revenue. Such MTM gains and losses are not included in the revenue amounts reported in the following table.
The following table summarizes certain revenue information related to consolidated and nonconsolidated VIEs with which the Firm has significant involvement, and qualifying SPEs (“QSPEs”). The revenue reported in the table below primarily represents servicing and credit fee income.

Revenue from VIEs and QSPEs	Three months ended June 30,			Six months ended June 30,
(in millions)	VIEs	QSPEs	Total	VIEs	QSPEs	Total

2007	$55	$841	$896	$102	$1,687	$1,789
2006	53	785	838	107	1,578	1,685

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

The following table presents off–balance sheet lending-related financial instruments and guarantees for the periods indicated.

						Dec. 31,
	June 30, 2007					2006
By remaining maturity		1-<3	3-5
(in millions)	< 1 year	years	years	> 5 years	Total	Total

Lending-related
Consumer(a)	$707,640	$3,384	$3,421	$67,218	$781,663	$747,535
Wholesale:
Unfunded commitments to extend credit(b)(c)(d)	99,407	54,516	71,719	17,018	242,660	229,204
Asset purchase agreements(e)	34,823	42,147	10,432	4,091	91,493	67,529
Standby letters of credit and guarantees(c)(f)(g)	24,066	23,558	41,043	6,945	95,612	89,132
Other letters of credit(c)	4,398	1,333	200	22	5,953	5,559

Total wholesale	162,694	121,554	123,394	28,076	435,718	391,424

Total lending-related	$870,334	$124,938	$126,815	$95,294	$1,217,381	$1,138,959

Other guarantees
Securities lending guarantees(h)	$400,132	$—	$—	$—	$400,132	$318,095
Derivatives qualifying as guarantees(i)	17,636	9,066	26,817	29,344	82,863	71,531

(a)
Includes Credit card lending-related commitments of $685.3 billion at June 30, 2007, and $657.1 billion at December 31, 2006, that represent the total available credit to the Firm’s cardholders. The Firm has not experienced, and does not anticipate, that all of its cardholders will utilize their entire available lines of credit at the same time. The Firm can reduce or cancel a credit card commitment by providing the cardholder prior notice or, in some cases, without notice as permitted by law.

(b)
Includes unused advised lines of credit totaling $40.2 billion at June 30, 2007, and $39.0 billion at December 31, 2006, which are not legally binding. In regulatory filings with the FRB, unused advised lines are not reportable.

(c)	Represents contractual amount net of risk participations totaling $26.5 billion at June 30, 2007, and $32.8 billion at December 31, 2006.
(d)	Excludes firmwide unfunded commitments to private third-party equity funds of $839 million and $686 million at June 30, 2007, and December 31, 2006, respectively.
(e)
The maturity is based upon the underlying assets in the SPE, which are primarily multi-seller asset-backed commercial paper conduits. It includes $1.4 billion of asset purchase agreements to other third-party entities at both June 30, 2007, and December 31, 2006.

(f)	JPMorgan Chase held collateral relating to $14.4 billion and $13.5 billion of these arrangements at June 30, 2007, and December 31, 2006, respectively.
(g)	Includes unused commitments to issue standby letters of credit of $52.8 billion and $45.7 billion at June 30, 2007, and December 31, 2006, respectively.
(h)	Collateral held by the Firm in support of securities lending indemnification agreements was $402.6 billion at June 30, 2007, and $317.9 billion at December 31, 2006, respectively.
(i)	Represents notional amounts of derivatives qualifying as guarantees. For further discussion of guarantees, see Note 29 on pages 132–134 of JPMorgan Chase’s 2006 Annual Report.

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
Funding
Sources of funds
As of June 30, 2007, the Firm’s liquidity position remained strong based upon its liquidity metrics. JPMorgan Chase’s long-dated funding, including core liabilities, exceeded illiquid assets, and the Firm believes its obligations can be met even if access to funding is impaired.
Consistent with its liquidity management policy, the Firm has raised funds at the parent holding company level sufficient to cover its obligations and those of its nonbank subsidiaries that mature over the next 12 months.
The diversity of the Firm’s funding sources enhances financial flexibility and limits dependence on any one source, thereby minimizing the cost of funds. The deposits held by the RFS, CB, TSS and AM lines of business are generally a consistent source of funding for JPMorgan Chase Bank, N.A. As of June 30, 2007, total deposits for the Firm were $651.4 billion. A significant portion of the Firm’s deposits are retail deposits, which are less sensitive to interest rate changes and therefore are considered more stable than market-based liability balances. The Firm also benefits from stable wholesale liability balances originated by RFS, CB, TSS and AM through the normal course of business. Such liability balances include deposits that are swept to on–balance sheet liabilities (e.g., commercial paper, Federal funds purchased and securities sold under repurchase agreements). These liability balances are also a stable and consistent source of funding due to the nature of the businesses from which they are generated. For further discussions of deposit and liability balance trends, see the discussion of the results for the Firm’s business segments and the Balance Sheet Analysis on pages 17–39 and 42–44, respectively, of this Form 10-Q.
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
Finally, funding flexibility is provided by the Firm’s ability to access the repurchase and asset securitization markets. These markets are evaluated on an ongoing basis to achieve an appropriate balance of secured and unsecured funding. The ability to securitize loans, and the associated gains on those securitizations, are principally dependent upon the credit quality and yields of the assets securitized and are generally not dependent upon the credit ratings of the issuing entity. Transactions between the Firm and its securitization structures are reflected in JPMorgan Chase’s consolidated financial statements and notes to the consolidated financial statements; these relationships include retained interests in securitization trusts, liquidity facilities and derivative transactions. For further details, see Off–balance sheet arrangements and contractual cash obligations, Note 15 and Note 23 on pages 47–48, 94–98 and 105–106, respectively, of this Form 10-Q.

Issuance
During the second quarter and first half of 2007, JPMorgan Chase opportunistically issued $29.7 billion and $52.9 billion, respectively, of long-term debt and trust preferred capital debt securities. These issuances included IB structured notes, the issuances of which are generally client-driven and not issued for funding or capital management purposes. The issuances of Long-term debt and trust preferred capital debt securities were offset partially by $15.5 billion and $30.4 billion, respectively, of debt and trust preferred securities that matured or were redeemed during the second quarter and first half of 2007, including IB structured notes. In addition, during the second quarter and first half of 2007, the Firm securitized $10.9 billion and $23.9 billion, respectively, of residential mortgage loans, and $4.9 billion and $10.7 billion, respectively, of credit card loans. The Firm did not securitize any RFS auto loans during the six months ended June 30, 2007. For further discussion of loan securitizations, see Note 15 on pages 94–98 of this Form 10-Q.
In connection with the issuance of certain of its trust preferred capital debt securities, the Firm has entered into Replacement Capital Covenants (“RCCs”) granting certain rights to the holders of “covered debt,” as defined in the RCCs, that prohibit the repayment, redemption or purchase of the trust preferred capital debt securities except, with limited exceptions, to the extent that JPMorgan Chase has received specified amounts of proceeds from the sale of certain qualifying securities. Currently the Firm’s covered debt is its 5.875% Junior Subordinated Deferrable Interest Debentures, Series O, due in 2035. For more information regarding these covenants, see the Forms 8-K filed by the Firm on August 17, 2006, September 28, 2006, February 2, 2007, and May 30, 2007.
Cash Flows
Cash and due from banks decreased $5.0 billion in the first six months of 2007 compared with an increase of $1.7 billion in the first half of 2006. A discussion of the significant changes in Cash and due from banks during the six months ended June 30, 2007 and 2006, follows:
Cash Flows from Operating Activities
For the six months ended June 30, 2007 and 2006, net cash used in operating activities was $66.4 billion and $53.7 billion, respectively. JPMorgan Chase’s operating assets and liabilities vary significantly in the normal course of business due to the amount and timing of cash flows. In both 2007 and 2006, net cash was used in operating activities to support the Firm’s capital markets and lending activities. In 2007, proceeds from sales and securitizations of loans held-for-sale exceeded originations and purchases; in 2006, net cash used for such loans exceeded sales proceeds. Management believes cash flows from operations, available cash balances and short- and long-term borrowings will be sufficient to fund the Firm’s operating liquidity needs.
Cash Flows from Investing Activities
The Firm’s investing activities primarily include originating loans to be held to maturity, other receivables, and the AFS investment securities portfolio. For the six months ended June 30, 2007, net cash of $28.3 billion was used in investing activities, primarily for purchases of investment securities in Treasury’s AFS portfolio to manage the Firm’s exposure to interest rates; net additions to the retained wholesale and consumer (primarily home equity) loans portfolios; and to increase Deposits with banks as a result of the availability of excess cash for short-term investment opportunities. Partially offsetting these uses of cash were cash proceeds received from: sales and maturities of AFS securities; credit card, residential mortgage, auto and wholesale loan sales and securitization activities; and the typical seasonal decline in consumer credit card receivables as customer payments exceeded new loans generated from customer charges.
For the six months ended June 30, 2006, net cash of $74.2 billion was used in investing activities. Net cash was invested to fund: purchases of Treasury’s AFS securities in connection with repositioning the portfolio in response to changes in interest rates; net additions to the retained wholesale loan portfolio, mainly resulting from capital markets activity in the IB (including leveraged financings and syndications); and the acquisition in the second quarter of a private-label credit card portfolio. These uses of cash were partially offset by cash proceeds provided from: sales and maturities of AFS securities; credit card, residential mortgage, auto and wholesale loan sales and securitization activities; and the net decline in auto loans and leases, which was caused partially by the de-emphasis of vehicle leasing.
Cash Flows from Financing Activities
The Firm’s financing activities primarily include the issuance of debt and receipt of customer deposits. JPMorgan Chase pays quarterly dividends on its common stock and has an ongoing common stock repurchase program. In the first half of 2007, net cash provided by financing activities was $89.6 billion due to a higher level of securities sold under repurchase agreements in connection with the funding of trading and AFS securities positions; net issuances of Long-term debt and trust preferred capital debt securities; and a net increase in wholesale deposits from growth in business volumes, in particular, interest-bearing deposits at TSS. Cash was used to repurchase common stock and the payment of cash dividends on common stock (including a 12% increase in the quarterly dividend in the second quarter of 2007).

In the first half of 2006, net cash provided by financing activities was $129.4 billion due to: net cash received from growth in deposits reflecting, on the retail side, new account acquisitions and the ongoing expansion of the retail branch distribution network, and on the wholesale side, higher business volumes; increases in securities sold under repurchase agreements to fund trading positions and higher levels of AFS securities positions; and net issuances of Long-term debt and trust preferred capital debt securities. The net cash provided was partially offset by cash used for common stock repurchases and the payment of cash dividends on common and preferred stock.
Credit ratings
The credit ratings of JPMorgan Chase’s parent holding company and each of its significant banking subsidiaries as of June 30, 2007, were as follows.

	Short-term debt				Senior long-term debt
	Moody’s		S&P	Fitch	Moody’s	S&P	Fitch

JPMorgan Chase & Co.	P	-1	A-1+	F1+	Aa2	AA-	AA-
JPMorgan Chase Bank, N.A.	P	-1	A-1+	F1+	Aaa	AA	AA-
Chase Bank USA, N.A.	P	-1	A-1+	F1+	Aaa	AA	AA-

On March 2, 2007, Moody’s raised senior long-term debt ratings on JPMorgan Chase & Co. and the operating bank subsidiaries to Aa2 and Aaa, respectively, from Aa3 and Aa2, respectively. The cost and availability of unsecured financing are influenced by credit ratings. A reduction in these ratings could have an adverse effect on the Firm’s access to liquidity sources, increase the cost of funds, trigger additional collateral requirements and decrease the number of investors and counterparties willing to lend. Critical factors in maintaining high credit ratings include a stable and diverse earnings stream, strong capital ratios, strong credit quality and risk management controls, diverse funding sources and disciplined liquidity monitoring procedures.
If the Firm’s ratings were downgraded by one notch, the Firm estimates the incremental cost of funds and the potential loss of funding to be negligible. Additionally, the Firm estimates the additional funding requirements for VIEs and other third-party commitments would not be material. For additional information on the impact of a credit ratings downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements, see Special-purpose entities on page 47 and Ratings profile of derivative receivables MTM on pages 56–57, of this Form 10-Q.

CREDIT RISK MANAGEMENT

The following discussion of JPMorgan Chase’s credit portfolio as of June 30, 2007, highlights developments since December 31, 2006. This section should be read in conjunction with pages 64–76 and page 83, and Notes 12, 13, 29, and 30 of JPMorgan Chase’s 2006 Annual Report.
The Firm assesses its consumer credit exposure on a managed basis, which includes credit card receivables that have been securitized. For a reconciliation of the Provision for credit losses on a reported basis to managed basis, see pages 13–15 of this Form 10-Q.

CREDIT PORTFOLIO

The following table presents JPMorgan Chase’s credit portfolio as of June 30, 2007, and December 31, 2006. Total credit exposure at June 30, 2007, increased by $64.3 billion from December 31, 2006, reflecting an increase of $45.9 billion and $18.4 billion in the wholesale and consumer credit portfolios, respectively. During the first six months of 2007 lending-related commitments increased $78.4 billion ($44.3 billion and $34.1 billion in the wholesale and consumer portfolios, respectively). The increase in lending-related commitments was partially offset by the decrease in loans. Loans decreased primarily due to the decline of RFS loans accounted for at lower of cost or fair value as certain prime mortgage loans originated after January 1, 2007, are classified as Trading assets and accounted for at fair value under SFAS 159. In addition, certain loans warehoused in the IB were transferred to Trading assets on January 1, 2007, as part of the adoption of SFAS 159. These decreases were offset partially by an increase in wholesale lending activity, primarily in the IB. Also effective January 1, 2007, $24.7 billion of prime mortgages held for investment purposes were transferred from RFS ($19.4 billion) and AM ($5.3 billion) to the Corporate sector for risk management purposes. While this transfer had no impact on the RFS, AM or Corporate financial results, the AM prime mortgages that were transferred are now reported in consumer mortgage loans.

In the table below, reported loans include all HFS loans, which are carried at the lower of cost or fair value with changes in value recorded in Noninterest revenue. However, these HFS loans are excluded from the average loan balances used for the net charge-off rate calculations.

	Credit exposure		Nonperforming assets(i)
	June 30,	December 31,	June 30,		December 31,
(in millions, except ratios)	2007	2006	2007		2006

Total credit portfolio
Loans – reported(a)(b)	$465,037	$483,127	$2,169	(j)	$2,077	(j)
Loans – securitized(c)	67,506	66,950	—		—

Total managed loans(d)	532,543	550,077	2,169		2,077
Derivative receivables	59,038	55,601	30		36

Total managed credit-related assets	591,581	605,678	2,199		2,113
Lending-related commitments(e)	1,217,381	1,138,959	NA		NA
Assets acquired in loan satisfactions	NA	NA	387		228

Total credit portfolio	$1,808,962	$1,744,637	$2,586		$2,341

Net credit derivative hedges notional(f)	$(60,704)	$(50,733)	$(4)		$(16)
Collateral held against derivatives(g)	(6,603)	(6,591)	NA		NA
Held-for-sale
Total HFS loans	18,334	55,251	240		120
Nonperforming – purchased(h)	—	251	NA		NA

	Three months ended June 30				Six months ended June 30
			Average annual net				Average annual net
(in millions, except ratios)	Net charge-offs		charge-off rate		Net charge-offs		charge-off rate
	2007	2006	2007	2006	2007	2006	2007	2006

Total credit portfolio
Loans – reported	$985	$654	0.90%	0.64%	$1,888	$1,322	0.88%	0.66%
Loans – securitized(c)	590	561	3.46	3.26	1,183	1,010	3.51	2.94

Total managed loans	$1,575	$1,215	1.25%	1.02%	$3,071	$2,332	1.23%	1.00%

(a)	Loans are presented net of unearned income and net deferred loan fees of $1.1 billion and $1.3 billion at June 30, 2007, and December 31, 2006, respectively.
(b)	Includes $1.5 billion of loans for which the Firm has elected the fair value option of accounting in 2007.
(c)	Represents securitized credit card receivables. For a further discussion of credit card securitizations, see Card Services on pages 29–32 of this Form 10-Q.
(d)
Loans past-due 90 days and over and accruing includes credit card receivables of $1.2 billion and $1.3 billion at June 30, 2007, and December 31, 2006, respectively, and related credit card securitizations of $862 million and $962 million at June 30, 2007, and December 31, 2006, respectively.

(e)
Includes wholesale unused advised lines of credit totaling $40.2 billion and $39.0 billion at June 30, 2007, and December 31, 2006, respectively, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable. Credit card lending-related commitments of $685.3 billion and $657.1 billion at June 30, 2007, and December 31, 2006, respectively, represent the total available credit to its cardholders. The Firm has not experienced, and does not anticipate, that all of its cardholders will utilize their entire available lines of credit at the same time. The Firm can reduce or cancel a credit card commitment by providing the cardholder prior notice or, in some cases, without notice as permitted by law.

(f)
Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting under SFAS 133. June 30, 2007 and December 31, 2006, both include $22.7 billion notional amount for structured portfolio protection, for which the Firm retains the first risk of loss.

(g)	Represents other liquid securities collateral held by the Firm as of June 30, 2007, and December 31, 2006, respectively.
(h)
Represents distressed HFS loans purchased as part of the IB’s proprietary activities, which are excluded from nonperforming assets. During the first quarter of 2007, the Firm elected the fair value option of accounting for this portfolio of nonperforming loans. These loans are classified as Trading assets at June 30, 2007.

(i)
Includes nonperforming HFS loans of $240 million and $120 million as of June 30, 2007, and December 31, 2006, respectively. Loans elected under fair value option and classified within Trading assets are excluded from Nonperforming loans.

(j)
Excludes nonperforming assets related to (1) loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by U.S. government agencies and U.S. government-sponsored enterprises of $1.2 billion at both June 30, 2007, and December 31, 2006, and (2) education loans that are 90 days past due and still accruing, which are insured by government agencies under the Federal Family Education Loan Program, of $200 million and $219 million as of June 30, 2007, and December 31, 2006, respectively. These amounts for GNMA and education loans are excluded, as reimbursement is proceeding normally.

WHOLESALE CREDIT PORTFOLIO

As of June 30, 2007, wholesale exposure (IB, CB, TSS and AM) increased by $45.9 billion from December 31, 2006, primarily due to a $44.3 billion increase in lending-related commitments and a $3.4 billion increase in derivative receivables. Loans decreased by $1.8 billion, from December 31, 2006, primarily reflecting the $11.7 billion first quarter transfer of certain loans warehoused in the IB to Trading assets upon the adoption of SFAS 159. This decrease was partly offset by an increase in wholesale lending activity, primarily in the IB.

	Credit exposure		Nonperforming assets(f)
	June 30,	December 31,	June 30,	December 31,
(in millions, except ratios)	2007	2006	2007	2006

Loans – reported(a)	$181,968	$183,742	$228	$391
Derivative receivables	59,038	55,601	30	36

Total wholesale credit-related assets	241,006	239,343	258	427
Lending-related commitments(b)	435,718	391,424	NA	NA
Assets acquired in loan satisfactions	NA	NA	21	3

Total wholesale credit exposure	$676,724	$630,767	$279	$430

Net credit derivative hedges notional(c)	$(60,704)	$(50,733)	$(4)	$(16)
Collateral held against derivatives(d)	(6,603)	(6,591)	NA	NA

Held-for-sale
Total HFS loans	10,052	22,507	25	4
Nonperforming – purchased(e)	—	251	NA	NA

(a)
Excludes $11.7 billion of wholesale loans reclassified to Trading assets as a result of the adoption of SFAS 159 effective January 1, 2007. Includes loans greater or equal to 90 days past due that continue to accrue interest, which totaled $23 million and $29 million at June 30, 2007, and December 31, 2006, respectively. Also, see Note 4 on pages 80–83 and Note 13 on pages 91–93, respectively, of this Form 10-Q.

(b)
Includes unused advised lines of credit totaling $40.2 billion and $39.0 billion at June 30, 2007, and December 31, 2006, respectively, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable.

(c)
Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting under SFAS 133. June 30, 2007 and December 31, 2006, both include $22.7 billion notional amount for structured portfolio protection, for which the Firm retains the first risk of loss.

(d)	Represents other liquid securities collateral held by the Firm as of June 30, 2007, and December 31, 2006, respectively.
(e)
Represents distressed HFS loans purchased as part of IB’s proprietary activities, which are excluded from nonperforming assets. During the first quarter of 2007, the Firm elected the fair value option of accounting for this portfolio of nonperforming loans. These loans are classified as Trading assets at June 30, 2007.

(f)
Includes nonperforming HFS loans of $25 million and $4 million at June 30, 2007, and December 31, 2006, respectively. Loans elected under fair value option and classified within Trading assets are excluded from Nonperforming loans.

Net charge-offs/recoveries
Wholesale	Three months ended June 30,		Six months ended June 30,
(in millions, except ratios)	2007	2006	2007	2006

Loans – reported
Net recoveries	$29	$19	$35	$39
Average annual net recovery rate(a)	0.07%	0.05%	0.04%	0.05%

(a)	Excludes average HFS loans of $14.3 billion and $20.3 billion for the quarters ended June 30, 2007 and 2006, respectively and $13.8 billion and $19.9 billion year-to-date 2007 and 2006, respectively.
Net recoveries of $29 million in the second quarter of 2007 and $35 million year-to-date 2007 do not include gains from sales of nonperforming loans that were sold from the credit portfolio (as shown in the following table). There were no gains from these sales during 2007 compared with gains of $15 million in the second quarter of 2006 and $35 million year-to-date 2006. Gains are reflected in Noninterest revenue.

Nonperforming loan activity
Wholesale
Six months ended June 30,
(in millions)	2007	2006

Beginning balance, January 1	$391	$992

Additions	263	247

Reductions:
Paydowns and other	(360)	(216)
Charge-offs	(30)	(62)
Returned to performing	(33)	(73)
Sales	(3)	(77)

Total reductions	(426)	(428)

Net reductions	(163)	(181)

Ending balance, June 30	$228	$811

The following table presents summaries of the maturity and ratings profiles of the wholesale portfolio as of June 30, 2007, and December 31, 2006. The ratings scale is based upon the Firm’s internal risk ratings and is presented on an S&P-equivalent basis.

Wholesale exposure
	Maturity profile(c)				Ratings profile
					Investment-	Noninvestment-
					grade (“IG”)	grade
At June 30, 2007					AAA to			Total %
(in billions, except ratios)	<1 year	1–5 years	> 5 years	Total	BBB-	BB+ & below	Total	of IG

Loans	47%	41%	12%	100%	$109	$63	$172	63%
Derivative receivables	15	34	51	100	50	9	59	85
Lending-related commitments	37	56	7	100	375	61	436	86

Total excluding HFS	38%	51%	11%	100%	$534	$133	$667	80%
Loans held-for-sale(a)							10

Total exposure							$677

Net credit derivative hedges notional(b)	35%	56%	9%	100%	$(53)	$(8)	$(61)	87%

	Maturity profile(c)				Ratings profile
					Investment-	Noninvestment-
					grade (“IG”)	grade
At December 31, 2006								Total %
(in billions, except ratios)	<1 year	1–5 years	> 5 years	Total	AAA to BBB-	BB+ & below	Total	of IG

Loans	44%	41%	15%	100%	$104	$57	$161	65%
Derivative receivables	16	34	50	100	49	7	56	88
Lending-related commitments	36	58	6	100	338	53	391	86

Total excluding HFS	37%	51%	12%	100%	$491	$117	$608	81%
Loans held-for-sale(a)							23

Total exposure							$631

Net credit derivative hedges notional(b)	16%	75%	9%	100%	$(45)	$(6)	$(51)	88%

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

Wholesale credit exposure – selected industry concentration
The Firm continues to focus on the management and diversification of its industry concentrations, with particular attention paid to industries with actual or potential credit concerns. At June 30, 2007, the top 10 industries were the same as those at December 31, 2006. The increases in Asset managers, Healthcare and Oil and gas were due to lending-related activities. Below is a summary of the Top 10 industry concentrations as of June 30, 2007, and December 31, 2006.

	June 30, 2007		December 31, 2006
Top 10 industries(a)	Credit	% of	Credit	% of
(in millions, except ratios)	exposure(c)	portfolio	exposure(c)	portfolio

Banks and finance companies	$66,935	10%	$61,792	10%
Asset managers	38,713	6	24,570	4
Real estate	35,540	5	32,102	5
Healthcare	33,086	5	28,998	5
Consumer products	28,688	4	27,114	4
State and municipal governments	27,993	4	27,485	5
Utilities	25,587	4	24,938	4
Securities firms and exchanges	25,582	4	23,127	4
Retail and consumer services	23,870	4	22,122	4
Oil and gas	21,436	3	18,544	3
All other	339,242	51	317,468	52

Total excluding HFS	666,672	100%	608,260	100%
Held-for-sale(b)	10,052		22,507

Total exposure	$676,724		$630,767

(a)	Rankings are based upon exposure at June 30, 2007.
(b)
HFS loans relate primarily to syndication loans and loans transferred from the retained portfolio. During the first quarter of 2007 the Firm elected the fair value option of accounting for loans related to securitization activities; these loans are classified as Trading assets at June 30, 2007.

(c)	Credit exposure is net of risk participations and excludes the benefit of credit derivative hedges and collateral held against Derivative receivables or Loans.
Wholesale criticized exposure
Exposures deemed criticized generally represent a ratings profile similar to a rating of CCC+/Caa1 and lower, as defined by Standard & Poor’s/Moody’s. The total criticized component of the portfolio decreased by $293 million, or 5%, when compared with year-end 2006.
Wholesale criticized exposure – industry concentrations

	June 30, 2007		December 31, 2006
Top 10 industries(a)		% of		% of
(in millions, except ratios)	Amount	portfolio	Amount	portfolio

Automotive	$1,697	32%	$1,442	29%
Consumer products	391	7	383	7
Real estate	347	7	243	5
Media	276	5	392	8
Healthcare	249	5	284	6
Business services	244	5	222	4
Agriculture/paper manufacturing	229	4	239	5
Building materials/construction	180	3	113	2
Banks and finance companies	169	3	74	1
Retail and consumer services	169	3	278	6
All other	1,297	26	1,356	27

Total excluding HFS	5,248	100%	5,026	100%
Held-for-sale(b)	109		624

Total	$5,357		$5,650

(a)	Rankings are based upon exposure at June 30, 2007.
(b)
HFS loans relate primarily to syndication loans and loans transferred from the retained portfolio. During the first quarter of 2007 the Firm elected the fair value option of accounting for loans related to securitization activities; these loans are classified as Trading assets at June 30, 2007. HFS loans exclude purchased nonperforming HFS loans.

Derivative contracts
In the normal course of business, the Firm uses derivative instruments to meet the needs of customers; to generate revenues through trading activities; to manage exposure to fluctuations in interest rates, currencies and other markets; and to manage the Firm’s credit exposure. For further discussion of these contracts, see Note 22 on page 105 of this Form 10-Q, and Derivative contracts on pages 69–72 of JPMorgan Chase’s 2006 Annual Report.
The following table summarizes the aggregate notional amounts and the net derivative receivables MTM for the periods presented.
Notional amounts and derivative receivables marked-to-market (“MTM”)

	Notional amounts(b)		Derivative receivables MTM
(in billions)	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006

Interest rate	$60,645	$50,201	$32	$29
Foreign exchange	2,977	2,520	4	4
Equity	887	809	9	6
Credit derivatives	6,512	4,619	6	6
Commodity	500	507	8	11

Total, net of cash collateral(a)	$71,521	$58,656	59	56
Liquid securities collateral held against derivative receivables	NA	NA	(7)	(7)

Total, net of all collateral	NA	NA	$52	$49

(a)	Collateral is only applicable to Derivative receivables MTM amounts.
(b)	Represents the gross sum of long and short third-party notional derivative contracts, excluding written options and foreign exchange spot contracts.
The amount of Derivative receivables reported on the Consolidated balance sheets of $59.0 billion and $55.6 billion at June 30, 2007, and December 31, 2006, respectively, is the amount of the mark-to-market (“MTM”) or fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and cash collateral held by the Firm and represents the cost to the Firm to replace the contracts at current market rates should the counterparty default. However, in management’s view, the appropriate measure of current credit risk should also reflect additional liquid securities held as collateral by the Firm of $6.6 billion at both June 30, 2007, and December 31, 2006, resulting in total exposure, net of all collateral, of $52.4 billion and $49.0 billion at June 30, 2007, and December 31, 2006, respectively.
The Firm also holds additional collateral delivered by clients at the initiation of transactions, but this collateral does not reduce the credit risk of the Derivative receivables in the table above. This additional collateral secures potential exposure that could arise in the derivatives portfolio should the MTM of the client’s transactions move in the Firm’s favor. As of June 30, 2007, and December 31, 2006, the Firm held $14.0 billion and $12.3 billion of this additional collateral, respectively. The derivative receivables MTM, net of all collateral, also does not include other credit enhancements in the forms of letters of credit and surety receivables.
The following table summarizes the ratings profile of the Firm’s derivative receivables MTM, net of other liquid securities collateral, for the dates indicated.
Ratings profile of derivative receivables MTM

	June 30, 2007		December 31, 2006
Rating equivalent
(in millions, except ratios)	Net MTM	% of Net MTM	Net MTM	% of Net MTM

AAA to AA-	$29,521	57%	$28,150	58%
A+ to A-	7,496	14	7,588	15
BBB+ to BBB-	7,867	15	8,044	16
BB+ to B-	7,463	14	5,150	11
CCC+ and below	88	—	78	—

Total	$52,435	100%	$49,010	100%

The Firm actively pursues the use of collateral agreements to mitigate counterparty credit risk in derivatives. The percentage of the Firm’s derivatives transactions subject to collateral agreements decreased slightly, to 79% as of June 30, 2007, from 80% at December 31, 2006.

The Firm posted $28.3 billion and $26.6 billion of collateral at June 30, 2007, and December 31, 2006, respectively. Certain derivative and collateral agreements include provisions that require the counterparty and/or the Firm, upon specified downgrades in their respective credit ratings, to post collateral for the benefit of the other party. The impact of a single-notch ratings downgrade to JPMorgan Chase Bank, N.A., from its rating of AA to AA- at June 30, 2007, would have required $170 million of additional collateral to be posted by the Firm; the impact of a six-notch ratings downgrade (from AA to BBB) would have required $2.9 billion of additional collateral. Certain derivative contracts also provide for termination of the contract, generally upon a downgrade of either the Firm or the counterparty, at the then-existing MTM value of the derivative contracts.
Credit derivatives
The following table presents the Firm’s notional amounts of credit derivatives protection purchased and sold by the respective businesses as of June 30, 2007, and December 31, 2006.

Credit derivatives positions

	Notional amount
	Credit portfolio		Dealer/client
	Protection	Protection	Protection	Protection
(in billions)	purchased(a)	sold	purchased	sold	Total

June 30, 2007	$61	$1	$3,215	$3,212	$6,489
December 31, 2006	52	1	2,277	2,289	4,619

(a)
Included $22.7 billion at both June 30, 2007, and December 31, 2006, that represented the notional amount for structured portfolio protection; the Firm retains the first risk of loss on this portfolio.

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
JPMorgan Chase has limited counterparty exposure as a result of credit derivatives transactions. Of the $59.0 billion of total Derivative receivables MTM at June 30, 2007, $6.1 billion, or 10%, was associated with credit derivatives, before the benefit of liquid securities collateral.
Dealer/client
At June 30, 2007, the total notional amount of protection purchased and sold in the dealer/client business increased $1.9 trillion from year-end 2006 as a result of increased trade volume in the market. The risk positions are largely matched when securities used to risk-manage certain derivative positions are taken into consideration and the notional amounts are adjusted to a duration-based equivalent basis or to reflect different degrees of subordination in tranched structures.
Credit portfolio management activities
Use of single-name and portfolio credit derivatives

	Notional amount of protection purchased
(in millions)	June 30, 2007	December 31, 2006

Credit derivatives used to manage:
Loans and lending-related commitments	$51,722	$40,755
Derivative receivables	9,561	11,229

Total(a)	$61,283	$51,984

(a)
Included $22.7 billion at both June 30, 2007, and December 31, 2006, that represented the notional amount for structured portfolio protection; the Firm retains the first risk of loss on this portfolio.

The credit derivatives used by JPMorgan Chase for credit portfolio management activities do not qualify for hedge accounting under SFAS 133, and therefore, effectiveness testing under SFAS 133 is not performed. These derivatives are reported at fair value, with gains and losses recognized in Principal transactions revenue. The MTM value incorporates both the cost of credit derivative premiums and changes in value due to movement in spreads and credit events; in contrast, the loans and lending-related commitments being risk-managed are accounted for on an accrual basis. Loan interest and fees are generally recognized in Net interest income, and impairment is recognized in the Provision for credit losses. This asymmetry in accounting treatment, between loans and lending-related commitments and the credit derivatives utilized in credit portfolio management activities, causes earnings volatility that is not representative, in the Firm’s view, of the true changes in value of the Firm’s overall credit exposure. The MTM related to the Firm’s credit derivatives used for managing credit exposure, as well as the MTM related to the credit valuation adjustment (“CVA”), which reflects the credit quality of derivatives counterparty exposure, are included in the table below. These results can vary from period to period due to market conditions that impact specific positions in the portfolio.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2007	2006	2007	2006

Hedges of lending-related commitments(a)	$(14)	$(41)	$(23)	$(123)
CVA and hedges of CVA(a)	(55)	12	(48)	35

Net gains (losses)(b)	$(69)	$(29)	$(71)	$(88)

(a)	These hedges do not qualify for hedge accounting under SFAS 133.
(b)
Excludes gains of $65 million and $9 million for the quarters ended June 30, 2007 and 2006, respectively, and $211 million and $3 million of gains year-to-date 2007 and 2006, respectively, of other Principal transaction revenues that are not associated with hedging activities. The Firm adopted SFAS 157 on January 1, 2007, which incorporated adjusting the valuation of the Firm’s derivative liabilities.

The Firm also actively manages wholesale credit exposure through loan and commitment sales. During the second quarter of 2007 and 2006, the Firm sold $1.5 billion and $885 million of loans and commitments, respectively, recognizing losses of $6 million and gains of $20 million, respectively. During the first six months of 2007 and 2006, the Firm sold $3.1 billion and $1.6 billion of loans and commitments, respectively, recognizing losses of $12 million and gains of $40 million, respectively. These activities are not related to the Firm’s securitization activities, which are undertaken for liquidity and balance sheet management purposes. For further discussion of securitization activity, see Liquidity Risk Management and Note 15 on pages 49–51, and 94–98, respectively, of this Form 10-Q.
Lending-related commitments
The contractual amount of wholesale lending-related commitments was $435.7 billion at June 30, 2007, compared with $391.4 billion at December 31, 2006. In the Firm’s view, the total contractual amount of these instruments is not representative of the Firm’s actual credit risk exposure or funding requirements. In determining the amount of credit risk exposure the Firm has to wholesale lending-related commitments, which is used as the basis for allocating credit risk capital to these instruments, the Firm has established a “loan-equivalent” amount for each commitment; this amount represents the portion of the unused commitment or other contingent exposure that is expected, based upon average portfolio historical experience, to become outstanding in the event of a default by an obligor. The loan-equivalent amount of the Firm’s lending-related commitments was $234.0 billion and $212.3 billion as of June 30, 2007, and December 31, 2006, respectively.
Emerging markets country exposure The Firm has a comprehensive internal process for measuring and managing exposures and risk in emerging markets countries – defined as those countries potentially vulnerable to sovereign events. As of June 30, 2007, based upon its internal methodology, the Firm’s exposure to any individual emerging-markets country was not significant, in that total exposure to any such country did not exceed 0.75% of the Firm’s total assets. In evaluating and managing its exposures to emerging markets countries, the Firm takes into consideration all credit-related lending, trading, and investment activities, whether cross-border or locally funded. Exposure amounts are then adjusted for credit enhancements (e.g., guarantees and letters of credit) provided by third parties located outside the country, if the enhancements fully cover the country risk as well as the credit risk. For information regarding the Firm’s cross-border exposure based upon guidelines of the Federal Financial Institutions Examination Council (“FFIEC”), see Part 1, Item 1, “Loan portfolio, Cross-border outstandings,” on page 155, of the Firm’s 2006 Annual Report.

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

The following table presents managed consumer credit–related information for the dates indicated.

	Credit exposure		Nonperforming assets(f)
(in millions, except ratios)	June 30, 2007	December 31, 2006	June 30, 2007		December 31, 2006

Consumer loans – reported(a)
Home equity	$90,989	$85,730	$483		$454
Mortgage	43,114	59,668	1,034		769
Auto loans and leases(b)	41,231	41,009	81		132
Credit card – reported(c)	80,495	85,881	8		9
All other loans	27,240	27,097	335		322

Total consumer loans – reported	283,069	299,385	1,941	(g)	1,686	(g)
Credit card – securitizations(c)(d)	67,506	66,950	—		—

Total consumer loans – managed(c)	350,575	366,335	1,941		1,686
Assets acquired in loan satisfactions	NA	NA	366		225

Total consumer related assets – managed	350,575	366,335	2,307		1,911
Consumer lending–related commitments:
Home equity	74,027	69,559	NA		NA
Mortgage	7,370	6,618	NA		NA
Auto loans and leases	8,636	7,874	NA		NA
Credit card(e)	685,344	657,109	NA		NA
All other loans	6,286	6,375	NA		NA

Total lending-related commitments	781,663	747,535	NA		NA

Total consumer credit portfolio	$1,132,238	$1,113,870	$2,307		$1,911

Total HFS loans	$8,282	$32,744	$215		$116
Memo: Credit card – managed	148,001	152,831	8		9

	Three months ended June 30,				Six months ended June 30,
			Average annual net				Average annual net
	Net charge-offs		charge-off rate(h)		Net charge-offs		charge-off rate(h)
(in millions, except ratios)	2007	2006	2007	2006	2007	2006	2007	2006

Consumer loans – reported(a)
Home equity	$98	$30	0.44%	0.16%	$166	$63	0.38%	0.17%
Mortgage	30	9	0.32	0.08	53	21	0.29	0.09
Auto loans and leases(b)	63	45	0.61	0.43	122	96	0.60	0.44
Credit card – reported	741	560	3.76	3.29	1,462	1,127	3.66	3.33
All other loans	82	29	1.40	0.52	120	54	1.02	0.54

Total consumer loans – reported	1,014	673	1.50	1.05	1,923	1,361	1.43	1.08
Credit card – securitizations(d)	590	561	3.46	3.26	1,183	1,010	3.51	2.94

Total consumer loans – managed	$1,604	$1,234	1.90	1.52	$3,106	$2,371	1.85	1.48

Memo: Credit card – managed	$1,331	$1,121	3.62%	3.28%	$2,645	$2,137	3.59%	3.13%

(a)	Includes RFS, CS and residential mortgage loans reported in the Corporate segment.
(b)	Excludes operating lease–related assets of $1.8 billion and $1.6 billion for June 30, 2007, and December 31, 2006, respectively.
(c)
Loans past-due 90 days and over and accruing includes credit card receivables of $1.2 billion and $1.3 billion at June 30, 2007, and December 31, 2006, respectively, and related credit card securitizations of $862 million and $962 million for June 30, 2007, and December 31, 2006, respectively.

(d)	Represents securitized credit card receivables. For a further discussion of credit card securitizations, see CS on pages 29–32 of this Form 10-Q.
(e)
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

(f)
Includes nonperforming HFS loans of $215 million and $116 million at June 30, 2007, and December 31, 2006, respectively. Loans elected under fair value option and classified within Trading assets are excluded from Nonperforming loans.

(g)
Excludes nonperforming assets related to (1) loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by U.S. government agencies and U.S. government-sponsored enterprises of $1.2 billion for both June 30, 2007, and December 31, 2006, and (2) education loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program of $200 million and $219 million as of June 30, 2007, and December 31, 2006, respectively. These amounts for GNMA and education loans are excluded, as reimbursement is proceeding normally.

(h)
Net charge-off rates exclude average loans HFS of $11.7 billion and $12.9 billion for the quarters ended June 30, 2007 and 2006, respectively, and $16.7 billion and $14.6 billion year-to-date 2007 and 2006, respectively.

Total managed consumer loans as of June 30, 2007, were $350.6 billion, down from $366.3 billion at year-end 2006, reflecting the classification of a portion of mortgage loans as Trading Assets as a result of adopting SFAS 159, and the seasonal decrease of credit card loans, partially offset by organic growth in home equity loans. Consumer lending–related commitments increased 5%, to $781.7 billion at June 30, 2007, primarily reflecting growth in credit cards and home equity lines of credit.
The Firm regularly evaluates market conditions and overall economic returns and makes an initial determination of whether new originations will be held-for-investment or sold within the foreseeable future. The Firm also periodically evaluates the overall economic returns of its held-for-investment loan portfolio under prevailing market conditions to determine whether to retain or sell loans in the portfolio. When it is determined that a loan that was previously classified as held-for-investment will be sold, it is transferred to held-for-sale.
The following discussion relates to the specific loan and lending-related categories within the consumer portfolio.
Home equity: Home equity loans at June 30, 2007, were $91.0 billion, an increase of $5.3 billion from year-end 2006. The change in the portfolio from December 31, 2006, reflected organic growth. The Allowance for loan losses for the Home equity portfolio was increased during the three and six months ended June 30, 2007, due to weak housing prices in select geographic areas and the resulting increase in estimated losses for high loan-to-value home equity loans, especially those originated through the wholesale channel. Loss mitigation activities have been intensified to assist customers and to proactively manage risks in this portfolio, while underwriting standards have been tightened and pricing actions have been implemented to reflect elevated risks related to new originations.
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
Mortgage loans that are held-for-investment or held-for-sale at June 30, 2007, were $43.1 billion, reflecting a $16.6 billion decrease from year-end 2006, primarily due to the change in classification to Trading assets for prime mortgages originated with the intent to sell and elected to be fair valued under SFAS 159. As of June 30, 2007, over 70% of the outstanding mortgage loans on the Consolidated balance sheet related to the prime market segment. As a result, the Firm deems its exposure to subprime mortgages manageable. During the first quarter, the provision for credit losses was increased and underwriting standards were tightened to reflect management’s expectation of elevated credit losses in this market segment. The subprime mortgage portfolio’s credit performance during the second quarter was consistent with these expectations.
Auto loans and leases: As of June 30, 2007, Auto loans and leases of $41.2 billion were up slightly from year-end 2006. The Allowance for loan losses for the Auto loan portfolio was increased during the three and six months ended June 30, 2007, reflecting an increase in estimated losses from low prior-year levels.
Credit card: JPMorgan Chase analyzes its credit card portfolio on a managed basis, which includes credit card receivables on the Consolidated balance sheets and those receivables sold to investors through securitization. Managed credit card receivables were $148.0 billion at June 30, 2007, a decrease of $4.8 billion from year-end 2006, reflecting the typical seasonal pattern of outstanding loans.
The managed credit card net charge-off rate increased to 3.62% and 3.59% in the second quarter of 2007 and year-to-date 2007, respectively, from 3.28% and 3.13% in the comparable prior periods. This increase was due primarily to lower bankruptcy-related net charge-offs in 2006. The 30-day delinquency rates decreased slightly to 3.00% at June 30, 2007, from 3.14% at June 30, 2006, reflecting continued strength in underlying credit quality. The managed credit card portfolio continues to reflect a well-seasoned portfolio that has good U.S. geographic diversification.
All other loans: All other loans primarily include Business Banking loans (which are highly collateralized loans, often with personal loan guarantees), Education loans, Community Development loans and other secured and unsecured consumer loans. As of June 30, 2007, Other loans of $27.2 billion were up slightly from year-end 2006.

ALLOWANCE FOR CREDIT LOSSES

For a further discussion of the components of the Allowance for credit losses, see Critical accounting estimates used by the Firm on page 83 and Note 13 on pages 113–114 of JPMorgan Chase’s 2006 Annual Report. At June 30, 2007, management deemed the Allowance for credit losses to be appropriate (i.e., sufficient to absorb losses that are inherent in the portfolio, including losses that are not specifically identified or for which the size of the loss has not yet been fully determined).
Summary of changes in the Allowance for credit losses

Six months ended June 30,	2007				2006
(in millions)	Wholesale		Consumer	Total	Wholesale		Consumer	Total

Loans:
Beginning balance at January 1	$2,711		$4,568	$7,279	$2,453		$4,637	$7,090
Cumulative effect of changes in accounting principles(a)	(56)		—	(56)	—		—	—

Beginning balance at January 1, adjusted	2,655		4,568	7,223	2,453		4,637	7,090
Gross charge-offs	(30)		(2,286)	(2,316)	(62)		(1,668)	(1,730)
Gross recoveries	65		363	428	101		307	408

Net (charge-offs) recoveries	35		(1,923)	(1,888)	39		(1,361)	(1,322)
Provision for loan losses	31		2,264	2,295	77		1,223	1,300
Other	(19)	(b)	22 (b)	3	—		8	8

Ending balance at June 30	$2,702	(c)	$4,931 (d)	$7,633	$2,569	(c)	$4,507 (d)	$7,076

Components:
Asset-specific	$52		$—	$52	$160		$—	$160
Formula-based	2,650		4,931	7,581	2,409		4,507	6,916

Total Allowance for loan losses	$2,702		$4,931	$7,633	$2,569		$4,507	$7,076

Lending-related commitments:
Beginning balance at January 1	$499		$25	$524	$385		$15	$400
Provision for lending-related commitments	244		(2)	242	25		(1)	24

Ending balance at June 30	$743		$23	$766	$410		$14	$424

Components:
Asset-specific	$29		$—	$29	$45		$—	$45
Formula-based	714		23	737	365		14	379

Total Allowance for lending-related commitments	$743		$23	$766	$410		$14	$424

Total Allowance for credit losses	$3,445		$4,954	$8,399	$2,979		$4,521	$7,500

(a)	Reflects the affect of the adoption of SFAS 159 at January 1, 2007. For a further discussion of SFAS 159, see Note 4 on pages 80–83 of this Form 10-Q.
(b)	Partially related to the transfer of allowance between wholesale and consumer in conjunction with prime mortgages transferred to the Corporate sector.
(c)
The ratio of the wholesale allowance for loan losses to total wholesale loans was 1.59% and 1.67%, excluding wholesale HFS loans and loans accounted for at fair value at June 30, 2007 and 2006, respectively.

(d)
The ratio of the consumer allowance for loan losses to total consumer loans was 1.79% and 1.70%, excluding consumer HFS loans and loans accounted for at fair value at June 30, 2007 and 2006, respectively.

The Allowance for credit losses increased by $596 million, when compared with December 31, 2006.
The Allowance for loan losses at June 30, 2007, increased $354 million, or 5%, when compared with December 31, 2006, mainly related to home equity loans. Excluding Loans held-for-sale and loans carried at fair value, the Allowance for loan losses represented 1.71% of loans at June 30, 2007, compared with 1.70% at December 31, 2006.
To provide for the risk of loss inherent in the Firm’s process of extending credit, management computes an asset-specific component and a formula-based component for wholesale lending–related commitments. These components are computed using a methodology similar to that used for the wholesale loan portfolio, modified for expected maturities and probabilities of drawdown. This allowance, which is reported in Accounts payable, accrued expenses and other liabilities, was $766 million and $524 million at June 30, 2007, and December 31, 2006, respectively. The increase of $242 million, or 46%, was due primarily to portfolio activity, mainly in the IB.

Provision for credit losses
For a discussion of the reported Provision for credit losses, see pages 10–11 of this Form 10-Q. The managed provision for credit losses includes credit card securitizations. The increase in provision for credit losses was due to a higher estimate of losses for home equity loans and the subprime mortgage portfolio. The prior-year quarter and year-to-date periods benefited from the absence of prior-year benefits from a lower level of credit card net charge-offs, which reflected a lower level of losses following the change in bankruptcy legislation in the fourth quarter of 2005. Also in the second quarter of 2006, $90 million of provision related to Hurricane Katrina was released in CS. The increase in Provision for credit losses was also due to lending-related commitments, reflecting portfolio activity.

			Provision for
			lending-related		Total provision for
	Provision for loan losses		commitments		credit losses
Three months ended June 30, (in millions)	2007	2006	2007	2006	2007	2006

Investment Bank	$(13)	$(91)	$177	$29	$164	$(62)
Commercial Banking	10	(24)	35	12	45	(12)
Treasury & Securities Services	(1)	4	1	—	—	4
Asset Management	(13)	(7)	2	—	(11)	(7)

Total Wholesale	(17)	(118)	215	41	198	(77)
Retail Financial Services	589	101	(2)	(1)	587	100
Card Services	741	470	—	—	741	470
Corporate(a)	3	—	—	—	3	—

Total Consumer	1,333	571	(2)	(1)	1,331	570

Total provision for credit losses	1,316	453	213	40	1,529	493
Credit card securitizations	590	561	—	—	590	561

Total managed provision for credit losses	$1,906	$1,014	$213	$40	$2,119	$1,054

			Provision for
			lending-related		Total provision for
	Provision for loan losses		commitments		credit losses
Six months ended June 30, (in millions)	2007	2006	2007	2006	2007	2006

Investment Bank	$22	$98	$205	$23	$227	$121
Commercial Banking	27	(8)	35	3	62	(5)
Treasury & Securities Services	3	—	3	—	6	—
Asset Management	(21)	(13)	1	(1)	(20)	(14)

Total Wholesale	31	77	244	25	275	102
Retail Financial Services	881	186	(2)	(1)	879	185
Card Services	1,377	1,037	—	—	1,377	1,037
Corporate(a)	6	—	—	—	6	—

Total Consumer	2,264	1,223	(2)	(1)	2,262	1,222

Total provision for credit losses	2,295	1,300	242	24	2,537	1,324
Credit card securitizations	1,183	1,010	—	—	1,183	1,010

Total managed provision for credit losses	$3,478	$2,310	$242	$24	$3,720	$2,334

(a)	Includes amounts related to held-for-investment prime mortgages transferred from RFS and AM to the Corporate segment.

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
IB trading and credit portfolio VAR
IB trading VAR by risk type and credit portfolio VAR

																	Six months ended
	Three months ended June 30,																June 30,
	2007						2006						At June 30,				Avg
(in millions)	Avg		Min		Max		Avg		Min		Max		2007		2006		2007		2006

By risk type:
Fixed income	$74		$50		$96		$52		$38		$66		$50		$38		$60		$56
Foreign exchange	20		12		27		25		15		37		24		22		19		22
Equities	51		35		75		24		18		33		38		21		46		28
Commodities and other	40		25		66		52		39		76		28		46		37		50
Less: portfolio diversification	(73)	(c)	NM	(d)	NM	(d)	(74	) (c)	NM	(d)	NM	(d)	(65)	(c)	(65	) (c)	(65)	(c)	(71	) (c)

Trading VAR(a)	$112		$75		$130		$79		$57		$99		$75		$62		$97		$85
Credit portfolio VAR(b)	12		10		14		14		13		19		12		15		12		14
Less: portfolio diversification	(14)	(c)	NM	(d)	NM	(d)	(9	) (c)	NM	(d)	NM	(d)	(13)	(c)	(10	) (c)	(12)	(c)	(10	) (c)

Total trading and credit portfolio VAR	$110		$74		$134		$84		$65		$105		$74		$67		$97		$89

(a)
Trading VAR includes substantially all trading activities in the IB. Trading VAR does not include VAR related to the MSR portfolio or VAR related to other corporate functions, such as Treasury and Private Equity. For a discussion of MSRs and the corporate functions, see Note 17 on pages 100–101, Note 3 on page 76 and Corporate on pages 40–42 of this Form 10-Q.

(b)
Includes VAR on derivative credit and debit valuation adjustments, hedges of the credit valuation adjustment and mark-to-market hedges of the retained loan portfolio, which are all reported in Principal transactions revenue. For a discussion of credit and debit valuation adjustments, see Note 3 on pages 73–80 of this Form 10-Q. This VAR does not include the retained loan portfolio.

(c)
Average and period-end VARs were less than the sum of the VARs of their market risk components, which was due to risk offsets resulting from portfolio diversification. The diversification effect reflected the fact that the risks were not perfectly correlated. The risk of a portfolio of positions is therefore usually less than the sum of the risks of the positions themselves.

(d)
Designated as not meaningful (“NM”) because the minimum and maximum may occur on different days for different risk components, and hence it is not meaningful to compute a portfolio diversification effect.

The IB’s average Total trading and credit portfolio VAR for the second quarter and first half of 2007 was $110 million and $97 million, respectively, compared with $84 million in the second quarter and $89 million in the first half of 2006. The changes in the fixed income, foreign exchange, equities and commodities VAR components resulted from changes in positions during the second quarter as well as first half of 2007. In general, over the course of the year VAR exposures can vary significantly as positions change, market volatility fluctuates and diversification benefits change.
VAR backtesting
To evaluate the soundness of its VAR model, the Firm conducts daily back-testing of VAR against daily IB market risk-related revenue, which is defined as the change in value of Principal transactions revenue less Private Equity gains/losses plus any trading-related net interest income, brokerage commissions, underwriting fees or other revenue. The following histogram illustrates the daily market risk–related gains and losses for IB trading businesses for the first half of 2007. The chart shows that IB posted market risk–related gains on 124 out of 130 days in this period, with 25 days exceeding $100 million. The inset graph looks at those days on which IB experienced losses and depicts the amount by which VAR exceeded the actual loss on each of those days. Losses were sustained on 6 days, with no loss greater than $30 million, and with no loss exceeding the VAR measure.

Economic value stress testing
While VAR reflects the risk of loss due to adverse changes in normal markets, stress testing captures the Firm’s exposure to unlikely but plausible events in abnormal markets. The Firm conducts economic-value stress tests for both its trading and its nontrading activities at least once a month using multiple scenarios that assume credit spreads widen significantly, equity prices decline and interest rates rise in the major currencies. Additional scenarios focus on the risks predominant in individual business segments and include scenarios that focus on the potential for adverse moves in complex portfolios. Periodically, scenarios are reviewed and updated to reflect changes in the Firm’s risk profile and economic events. Along with VAR, stress testing is important in measuring and controlling risk. Stress testing enhances the understanding of the Firm’s risk profile and loss potential, and stress losses are monitored against limits. Stress testing is also utilized in one-off approvals and cross-business risk measurement, as well as an input to economic capital allocation. Stress-test results, trends and explanations are provided each month to the Firm’s senior management and to the lines of business to help them better measure and manage risks and to understand positions sensitive to event risk.
Earnings-at-risk stress testing
The VAR and stress-test measures described above illustrate the total economic sensitivity of the Firm’s balance sheet to changes in market variables. The effect of interest rate exposure on reported Net income also is important. Interest rate risk exposure in the Firm’s core nontrading business activities (i.e., asset/liability management positions) results from on– and off–balance sheet positions. The Firm conducts simulations of changes in NII from its nontrading activities under a variety of interest rate scenarios. Earnings-at-risk tests measure the potential change in the Firm’s Net interest income over the next 12 months and highlight exposures to various rate-sensitive factors, such as the rates themselves (e.g., the prime lending rate), pricing strategies on deposits, optionality and changes in product mix. The tests include forecasted balance sheet changes, such as asset sales and securitizations, as well as prepayment and reinvestment behavior.

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
JPMorgan Chase’s 12-month pretax earnings sensitivity profiles as of June 30, 2007, and December 31, 2006, were as follows.

	Immediate change in rates
(in millions)	+200bp	+100bp	-100bp	-200bp

June 30, 2007	$(60)	$(16)	$(65)	$(525)
December 31, 2006	(101)	28	(21)	(182)

The primary change in earnings-at-risk from December 31, 2006, reflects a higher level of market interest rates and Treasury repositioning. The Firm is exposed to both rising and falling rates. The Firm’s risk to rising rates is largely the result of increased funding costs. In contrast, the exposure to falling rates is the result of higher anticipated levels of loan and securities prepayments.

PRIVATE EQUITY RISK MANAGEMENT

For a discussion of Private Equity Risk Management, see page 81 of JPMorgan Chase’s 2006 Annual Report. At June 30, 2007, the carrying value of the Private Equity portfolio was $6.5 billion, of which $465 million represented positions traded in the public markets.

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
Dividends
At June 30, 2007, JPMorgan Chase’s bank subsidiaries could pay, in the aggregate, $16.4 billion in dividends to their respective bank holding companies without prior approval of their relevant banking regulators.

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
Allowance for credit losses
JPMorgan Chase’s allowance for credit losses covers the retained wholesale and consumer loan portfolios as well as the Firm’s portfolio of wholesale lending-related commitments. The Allowance for loan losses is intended to adjust the value of the Firm’s loan assets for probable credit losses as of the balance sheet date. For a further discussion of the methodologies used in establishing the Firm’s allowance for credit losses, see Note 13 on pages 113–114 of JPMorgan Chase’s 2006 Annual Report. The methodology for calculating the Allowance for loan losses and the Allowance for lending-related commitments involves significant judgment. For a further description of these judgments, see Allowance for credit losses on page 83 of JPMorgan Chase’s 2006 Annual Report; for amounts recorded as of June 30, 2007 and 2006, see allowance for credit losses on page 61 and Note 14 on pages 93–94 of this Form 10-Q.
As noted on page 83 of the JPMorgan Chase’s 2006 Annual Report, the Firm’s wholesale allowance is sensitive to the risk rating assigned to a loan. Assuming a one-notch downgrade in the Firm’s internal risk ratings for its entire Wholesale portfolio, the Allowance for loan losses for the Wholesale portfolio would increase by approximately $1.2 billion as of June 30, 2007. This sensitivity analysis is hypothetical. In the Firm’s view, the likelihood of a one-notch downgrade for all wholesale loans within a short timeframe is remote. The purpose of this analysis is to provide an indication of the impact of risk ratings on the estimate of the allowance for loan losses for wholesale loans. It is not intended to imply management’s expectation of future deterioration in risk ratings. Given the process the Firm follows in determining the risk ratings of its loans, management believes the risk ratings currently assigned to wholesale loans are appropriate.
Fair value of financial instruments, MSRs and commodities inventory
A portion of JPMorgan Chase’s assets and liabilities are carried at fair value, including trading assets and liabilities, AFS securities, Private equity investments, MSRs, structured liabilities and certain loans. Certain Loans held-for-sale and physical commodities are carried at the lower of cost or fair value. At June 30, 2007, $593.1 billion of the Firm’s assets and $242.5 billion of its liabilities were recorded at fair value.
On January 1, 2007, the Firm chose early adoption of SFAS 157 and SFAS 159. For further information, see Accounting and Reporting Developments on page 67, Note 3 on pages 73–80 and Note 4 on pages 80–83 of this Form 10-Q.
Goodwill impairment
For a description of the significant valuation judgments associated with goodwill impairment, see Goodwill impairment on page 85 of JPMorgan Chase’s 2006 Annual Report.

ACCOUNTING AND REPORTING DEVELOPMENTS

Accounting for uncertainty in income taxes
In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized under SFAS 109. FIN 48 addresses the recognition and measurement of tax positions taken or expected to be taken, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Firm adopted and applied FIN 48 under the transition provisions to all of its income tax positions at the required effective date of January 1, 2007, resulting in a $436 million cumulative effect increase to Retained earnings, a reduction in Goodwill of $113 million and a $549 million decrease in the liability for income taxes. For additional information related to the Firm’s adoption of FIN 48, see Note 20 on page 104 of this Form 10-Q.
Changes in timing of cash flows related to income taxes generated by a leveraged lease
In July 2006, the FASB issued FSP FAS 13-2. FSP FAS 13-2 requires the recalculation of returns on leveraged leases if there is a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease. The Firm adopted FSP FAS 13-2 at the required effective date of January 1, 2007. Implementation of FSP FAS 13-2 did not have a significant impact on the Firm’s Consolidated balance sheet and results of operations.

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
JPMorgan Chase chose early adoption for SFAS 157 effective January 1, 2007, and recorded a cumulative effect increase to Retained earnings of $287 million primarily related to the release of profit previously deferred in accordance with EITF 02-3. In order to determine the amount of this transition adjustment and to confirm that JPMorgan Chase’s valuation policies are consistent with exit price as prescribed by SFAS 157, JPMorgan Chase reviewed its derivative valuations using all available evidence including recent transactions in the marketplace, indicative pricing services and the results of back-testing similar types of transactions. In addition, as a result of the adoption of SFAS 157, JPMorgan Chase recognized $391 million of additional Net income in the 2007 first quarter, comprised of a $103 million benefit relating to the incorporation of an adjustment to the valuation of JPMorgan Chase’s derivative liabilities and other liabilities measured at fair value that reflects the credit quality of JPMorgan Chase, and a $288 million benefit relating to the valuation of nonpublic private equity investments. The adoption of SFAS 157 primarily affected the IB and the Private Equity business within Corporate. For additional information related to the Firm’s adoption of SFAS 157, see Note 3 on pages 73–80 of this Form 10-Q.
Fair value option for financial assets and financial liabilities – adoption of SFAS 159
In February 2007, the FASB issued SFAS 159, which is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. SFAS 159 provides the option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments. Under SFAS 159, fair value is used for both the initial and subsequent measurement of the designated assets, liabilities and commitments, with the changes in fair value recognized in Net income. JPMorgan Chase chose early adoption for SFAS 159 effective January 1, 2007, and as a result, it recorded a cumulative effect increase to Retained earnings of $199 million. For additional information related to the Firm’s adoption of SFAS 159, see Note 4 on page 80–83 of this Form 10-Q.
Derivatives netting – amendment of FASB Interpretation No. 39
In April 2007, the FASB issued FSP FIN 39-1, which permits offsetting of cash collateral receivables or payables with net derivative positions under certain circumstances. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007. The FSP will not have a material impact on the Firm’s Consolidated balance sheet.
Investment companies
In June 2007, the AICPA issued SOP 07-1. SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Guide”), and therefore qualifies to use the Guide’s specialized accounting principles (referred to as “investment company accounting”). Additionally, SOP 07-1 provides guidelines for determining whether investment company accounting should be retained by a parent company in consolidation or by an equity method investor in an investment. Additionally, in May 2007, the FASB issued FSP FIN 46(R)-7, which amends FIN 46R to permanently exempt entities within the scope of the Guide from applying the provisions of FIN 46R to their investments. FSP FIN 46(R)-7 is effective upon adoption of the SOP. SOP 07-1 will be effective for the Firm on January 1, 2008. The Firm is currently evaluating the impact of implementing SOP 07-1 and FSP FIN 46(R)-7 on its Consolidated balance sheet, results of operations and cash flows.
Accounting for income tax benefits of dividends on share-based payment awards
In June 2007, the FASB ratified EITF 06-11, which must be applied prospectively for dividends declared in fiscal years beginning after December 15, 2007. EITF 06-11 requires that realized tax benefits from dividends or dividend equivalents paid on equity-classified share-based payment awards that are charged to retained earnings should be recorded as an increase to additional paid-in capital and included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. Prior to the issuance of EITF 06-11, the Firm did not include these tax benefits as part of this pool of excess tax benefits. It will begin to do so effective January 1, 2008, when it implements EITF 06-11. The adoption of this consensus will not have an impact on the Firm’s Consolidated balance sheet or results of operations.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2007	2006	2007	2006

Revenue
Investment banking fees	$1,898	$1,370	$3,637	$2,539
Principal transactions	3,566	2,741	8,037	5,450
Lending & deposit related fees	951	865	1,846	1,706
Asset management, administration and commissions	3,611	2,966	6,797	5,840
Securities gains (losses)	(223)	(502)	(221)	(618)
Mortgage fees and related income	523	213	999	454
Credit card income	1,714	1,791	3,277	3,701
Other income	553	464	1,071	1,018

Noninterest revenue	12,593	9,908	25,443	20,090

Interest income	17,489	14,617	34,125	27,853
Interest expense	11,174	9,439	21,692	17,682

Net interest income	6,315	5,178	12,433	10,171

Total net revenue	18,908	15,086	37,876	30,261

Provision for credit losses	1,529	493	2,537	1,324

Noninterest expense
Compensation expense	6,309	5,268	12,543	10,816
Occupancy expense	652	553	1,292	1,147
Technology, communications and equipment expense	921	876	1,843	1,745
Professional & outside services	1,259	1,085	2,459	2,093
Marketing	457	526	939	1,045
Other expense	1,013	631	1,748	1,447
Amortization of intangibles	353	357	706	712
Merger costs	64	86	126	157

Total noninterest expense	11,028	9,382	21,656	19,162

Income from continuing operations before income tax expense	6,351	5,211	13,683	9,775
Income tax expense	2,117	1,727	4,662	3,264

Income from continuing operations	4,234	3,484	9,021	6,511
Income from discontinued operations	—	56	—	110

Net income	$4,234	$3,540	$9,021	$6,621

Net income applicable to common stock	$4,234	$3,540	$9,021	$6,617

Per common share data
Basic earnings per share
Income from continuing operations	$1.24	$1.00	$2.63	$1.87
Net income	1.24	1.02	2.63	1.91

Diluted earnings per share
Income from continuing operations	$1.20	$0.98	$2.55	$1.82
Net income	1.20	0.99	2.55	1.85

Average basic shares	3,415.1	3,473.8	3,435.7	3,473.3
Average diluted shares	3,521.6	3,572.2	3,540.5	3,571.5

Cash dividends per common share	$0.38	$0.34	$0.72	$0.68

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(in millions, except share data)	2007	2006

Assets
Cash and due from banks	$35,449	$40,412
Deposits with banks	41,736	13,547
Federal funds sold and securities purchased under resale agreements (included $15,037 at fair value at June 30, 2007)	125,930	140,524
Securities borrowed	88,360	73,688
Trading assets (included assets pledged of $96,640 at June 30, 2007, and $82,474 at December 31, 2006)	450,546	365,738
Securities:
Available-for-sale (included assets pledged of $56,043 at June 30, 2007, and $39,571 at December 31, 2006)	95,934	91,917
Held-to-maturity (fair value: $51 at June 30, 2007, and $60 at December 31, 2006)	50	58

Loans (included $1,553 at fair value at June 30, 2007)	465,037	483,127
Allowance for loan losses	(7,633)	(7,279)

Loans, net of Allowance for loan losses	457,404	475,848

Private equity investments (included $6,759 at fair value at June 30, 2007)	6,898	6,359
Accrued interest and accounts receivable	26,716	22,891
Premises and equipment	9,044	8,735
Goodwill	45,254	45,186
Other intangible assets:
Mortgage servicing rights	9,499	7,546
Purchased credit card relationships	2,591	2,935
All other intangibles	4,103	4,371
Other assets (included $13,735 at fair value at June 30, 2007)	58,528	51,765

Total assets	$1,458,042	$1,351,520

Liabilities
Deposits:
U.S. offices:
Noninterest-bearing	$120,470	$132,781
Interest-bearing (included $1,766 at fair value at June 30, 2007)	342,079	337,812
Non-U.S. offices:
Noninterest-bearing	5,919	7,662
Interest-bearing (included $3,807 at fair value at June 30, 2007)	182,902	160,533

Total deposits	651,370	638,788
Federal funds purchased and securities sold under repurchase agreements (included $6,956 at fair value at June 30, 2007)	205,961	162,173
Commercial paper	25,116	18,849
Other borrowed funds (included $9,954 at fair value at June 30, 2007)	29,263	18,053
Trading liabilities	155,365	147,957
Accounts payable, accrued expenses and other liabilities (included the Allowance for lending-related commitments of $766 at June 30, 2007, and $524 at December 31, 2006)	84,785	88,096
Beneficial interests issued by consolidated variable interest entities (included $3,853 at fair value at June 30, 2007)	14,808	16,184
Long-term debt (included $60,809 at fair value at June 30, 2007, and $25,370 at December 31, 2006)	159,493	133,421
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	12,670	12,209

Total liabilities	1,338,831	1,235,730

Commitments and contingencies (see Note 21 of this Form 10-Q)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares; no shares issued)	—	—
Common stock ($1 par value; authorized 9,000,000,000 shares at June 30, 2007 and December 31, 2006; issued 3,657,730,568 shares and 3,657,786,282 shares at June 30, 2007, and December 31, 2006, respectively)	3,658	3,658
Capital surplus	78,020	77,807
Retained earnings	51,011	43,600
Accumulated other comprehensive income (loss)	(2,080)	(1,557)
Treasury stock, at cost (259,188,093 shares at June 30, 2007, and 196,102,381 shares at December 31, 2006)	(11,398)	(7,718)

Total stockholders’ equity	119,211	115,790

Total liabilities and stockholders’ equity	$1,458,042	$1,351,520

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (UNAUDITED)

Six months ended June 30,
(in millions, except per share data)	2007	2006

Preferred stock
Balance at January 1	$—	$139
Redemption of preferred stock	—	(139)

Balance at June 30	—	—

Common stock
Balance at January 1	3,658	3,618
Issuance of common stock	—	40

Balance at June 30	3,658	3,658

Capital surplus
Balance at January 1	77,807	74,994
Shares issued and commitments to issue common stock for employee stock-based compensation awards and related tax effects	213	2,104

Balance at June 30	78,020	77,098

Retained earnings
Balance at January 1	43,600	33,848
Cumulative effect of change in accounting principles	915	172

Balance at January 1, adjusted	44,515	34,020
Net income	9,021	6,621
Cash dividends declared:
Preferred stock	—	(4)
Common stock ($0.72 and $0.68 per share for the six months ended June 30, 2007 and 2006, respectively)	(2,525)	(2,429)

Balance at June 30	51,011	38,208

Accumulated other comprehensive income (loss)
Balance at January 1	(1,557)	(626)
Cumulative effect of change in accounting principles	(1)	—

Balance at January 1, adjusted	(1,558)	(626)
Other comprehensive income (loss)	(522)	(592)

Balance at June 30	(2,080)	(1,218)

Treasury stock, at cost
Balance at January 1	(7,718)	(4,762)
Purchase of treasury stock	(5,878)	(2,036)
Reissuance from treasury stock	2,332	79
Share repurchases related to employee stock-based compensation awards	(134)	(343)

Balance at June 30	(11,398)	(7,062)

Total stockholders’ equity	$119,211	$110,684

Comprehensive income
Net income	$9,021	$6,621
Other comprehensive income (loss)	(522)	(592)

Comprehensive income	$8,499	$6,029

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six months ended June 30,
(in millions)	2007	2006

Operating activities
Net income	$9,021	$6,621
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	2,537	1,324
Depreciation and amortization	1,097	1,008
Amortization of intangibles	706	712
Deferred tax (benefit) expense	(137)	1,630
Investment securities (gains) losses	221	618
Stock-based compensation	1,019	1,377
Originations and purchases of loans held-for-sale	(61,982)	(76,671)
Proceeds from sales and securitizations of loans held-for-sale	69,915	70,366
Net change in:
Trading assets	(67,123)	(46,130)
Securities borrowed	(14,672)	(12,773)
Private equity investments	(539)	400
Accrued interest and accounts receivable	(3,825)	(1,913)
Other assets	(8,948)	(9,045)
Trading liabilities	9,283	7,692
Accounts payable, accrued expenses and other liabilities	(2,376)	2,011
Other operating adjustments	(553)	(967)

Net cash used in operating activities	(66,356)	(53,740)

Investing activities
Net change in:
Deposits with banks	(28,189)	7,513
Federal funds sold and securities purchased under resale agreements	14,573	(23,846)
Held-to-maturity securities:
Proceeds	8	10
Available-for-sale securities:
Proceeds from maturities	13,378	12,465
Proceeds from sales	41,449	67,364
Purchases	(60,611)	(113,252)
Proceeds from sales and securitization of loans held-for-investment	22,153	10,079
Other changes in loans, net	(30,128)	(37,479)
Net cash used in business acquisitions	(70)	(663)
All other investing activities, net	(880)	3,648

Net cash used in investing activities	(28,317)	74,161

Financing activities
Net change in:
Deposits	12,257	60,983
Federal funds purchased and securities sold under repurchase agreements	43,808	49,515
Commercial paper and other borrowed funds	17,373	4,833
Proceeds from the issuance of long-term debt and trust preferred capital debt securities	52,870	32,170
Repayments of long-term debt and trust preferred capital debt securities	(30,364)	(16,729)
Net proceeds from the issuance of stock and stock-related awards	1,306	703
Excess tax benefits related to stock-based compensation	302	177
Redemption of preferred stock	—	(139)
Treasury stock purchased	(5,878)	(2,036)
Cash dividends paid	(2,404)	(2,428)
All other financing activities, net	309	2,391

Net cash provided by financing activities	89,579	129,440

Effect of exchange rate changes on cash and due from banks	131	181
Net (decrease) increase in cash and due from banks	(4,963)	1,720
Cash and due from banks at the beginning of the year	40,412	36,670

Cash and due from banks at the end of the period	$35,449	$38,390

Cash interest paid	$21,501	$16,861
Cash income taxes paid	3,596	1,199

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

See Glossary of Terms on pages 113–115 of this Form 10-Q for definitions of terms used throughout the Notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 – BASIS OF PRESENTATION
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States, with operations worldwide. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing, asset management and private equity. For a discussion of the Firm’s business segment information, see Note 25 on pages 107–110 of this Form 10-Q.
The accounting and financial reporting policies of JPMorgan Chase and its subsidiaries conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The unaudited consolidated financial statements prepared in conformity with U.S. GAAP require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and disclosures of contingent assets and liabilities. Actual results could be different from these estimates. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2006, as amended (the “2006 Annual Report”).
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
SPEs are an important part of the financial markets, providing market liquidity by facilitating investors’ access to specific portfolios of assets and risks. For example, they are critical to the functioning of the mortgage- and asset-backed securities and commercial paper markets. SPEs may be organized as trusts, partnerships or corporations and are typically established for a single, discrete purpose. SPEs are not typically operating entities and usually have a limited life and no employees. The basic SPE structure involves a company selling assets to the SPE. The SPE funds the purchase of those assets by issuing securities to investors. The legal documents that govern the transaction describe how the cash earned on the assets must be allocated to the SPE’s investors and other parties that have rights to those cash flows. SPEs can be structured to be bankruptcy-remote, thereby insulating investors from the impact of the creditors of other entities, including the seller of the assets.
There are two different accounting frameworks applicable to SPEs: the qualifying SPE (“QSPE”) framework under SFAS 140; and the variable interest entity (“VIE”) framework under FIN 46R. The applicable framework depends on the nature of the entity and the Firm’s relation to that entity. The QSPE framework is applicable when an entity transfers (sells) financial assets to an SPE meeting certain criteria defined in SFAS 140. These criteria are designed to ensure that the activities of the entity are essentially predetermined at the inception of the vehicle and that the transferor of the financial assets cannot exercise control over the entity and the assets therein. Entities meeting these criteria are not consolidated by the transferor or other counterparties as long as they do not have the unilateral ability to liquidate or to cause the entity to no longer meet the QSPE criteria. The Firm primarily follows the QSPE model for securitizations of its residential and commercial mortgages, credit card loans and automobile loans. For further details, see Note 15 on pages 94–98 of this Form 10-Q.

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
FIN 46R requires a variable interest holder (i.e., a counterparty to a VIE) to consolidate the VIE if that party will absorb a majority of the expected losses of the VIE, receive the majority of the expected residual returns of the VIE, or both. This party is considered the primary beneficiary. In making this determination, the Firm thoroughly evaluates the VIE’s design, capital structure and relationships among variable interest holders. When the primary beneficiary cannot be identified through a qualitative analysis, the Firm performs a quantitative analysis, which computes and allocates expected losses or residual returns to variable interest holders. The allocation of expected cash flows in this analysis is based upon the relative contractual rights and preferences of each variable interest holder in the VIE’s capital structure. For further details, see Note 16 on pages 99–100 of this Form 10-Q.
Investments in companies that are considered to be voting-interest entities under FIN 46R in which the Firm has significant influence over operating and financing decisions are either accounted for in accordance with the equity method of accounting or at fair value if elected under SFAS 159 (“Fair Value Option”). These investments are generally included in Other assets with income or loss included in Other income.
All retained interests and significant transactions between the Firm, QSPEs and nonconsolidated VIEs are reflected on JPMorgan Chase’s Consolidated balance sheets or in the Notes to consolidated financial statements.
For a discussion of the accounting for Private equity investments, see Note 5 on pages 83–85 of this Form 10-Q.
Assets held for clients in an agency or fiduciary capacity by the Firm are not assets of JPMorgan Chase and are not included in the Consolidated balance sheets.
NOTE 2 – BUSINESS CHANGES AND DEVELOPMENTS
Investment in SLM Corporation
On April 16, 2007, an investor group, which comprised of JPMorgan Chase and three other firms, announced it had signed a definitive agreement to purchase SLM Corporation (“Sallie Mae”) for approximately $25 billion. JPMorgan Chase will invest $2.2 billion and will own 24.9% of the company. The transaction requires the approval of Sallie Mae’s stockholders and is subject to regulatory approvals and other closing conditions. If all such approvals are obtained and closing conditions are met, the transaction is expected to close in late 2007.
NOTE 3 – FAIR VALUE MEASUREMENT
In September 2006, the FASB issued SFAS 157 (“Fair Value Measurements”), which is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. SFAS 157:
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
The Firm chose early adoption for SFAS 157 effective January 1, 2007.
The Firm also chose early adoption for SFAS 159 effective January 1, 2007. SFAS 159 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments and written loan commitments not previously recorded at fair value. As a result of adopting SFAS 159, the Firm elected fair value accounting for certain assets and liabilities not previously carried at fair value. For more information, see Note 4 on pages 80–83 of this Form 10-Q.

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
The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Firm believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

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
Loans
Where quoted market prices are not available, the fair value of loans is generally based upon observable market prices of similar instruments, including bonds, credit derivatives and loans with similar characteristics. If observable market prices are not available, fair value is based upon estimated cash flows adjusted for credit risk which are discounted using an interest rate appropriate for the maturity of the applicable loans. For loans that are expected to be securitized, fair value is estimated based upon observable pricing of asset-backed securities with similar collateral and incorporates adjustments (i.e., reductions) to these prices to account for securitization uncertainties including portfolio composition, market conditions and liquidity. The Firm’s loans are generally classified within level 2 of the valuation hierarchy; however, certain of the Firm’s loans, including purchased nonperforming loans, are classified within level 3 due to the lack of observable pricing data.
Securities
Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, certain mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy, include certain collateralized mortgage and debt obligations and certain high-yield debt securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. Securities classified within level 3 include certain residual interests in securitizations and other less liquid securities.
Commodities
Commodities inventory is carried at the lower of cost or fair value. The fair value for commodities inventory is determined primarily using pricing and data derived from the markets on which the underlying commodities are traded. Market prices may be adjusted for liquidity. The majority of commodities contracts are classified within level 2 of the valuation hierarchy.

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
Mortgage servicing rights and certain other retained interests in securitizations
Mortgage servicing rights (“MSRs”) and certain other retained interests from securitization activities do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, the Firm estimates the fair value of MSRs and certain other retained interests in securitizations using discounted cash flow (“DCF”) models.
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

For both MSRs and certain other retained interests in securitizations, the Firm compares its fair value estimates and assumptions to observable market data where available and to recent market activity and actual portfolio experience. For further discussion of the most significant assumptions used to value retained interests in securitizations and MSRs, as well as the applicable stress tests for those assumptions, see Note 15 on pages 94–98 and Note 17 on pages 100–102 of this Form 10-Q.
Private equity investments
The valuation of nonpublic private equity investments, held primarily by the Private Equity business within Corporate, requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets. Private equity investments are valued initially based upon transaction price. The carrying values of private equity investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by senior investment managers. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies, changes in market outlook and the third-party financing environment over time. In determining valuation adjustments resulting from the investment review process, emphasis is placed on current company performance and market conditions. Nonpublic Private equity investments are included in level 3 of the valuation hierarchy.
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

Beneficial interests issued by consolidated VIEs
The fair value of beneficial interests issued by consolidated VIEs (beneficial interests) is estimated based upon the fair value of the underlying assets held by the VIEs. The valuation of beneficial interests does not include an adjustment to reflect the credit quality of the Firm as the holders of these beneficial interests do not have recourse to the general credit of JPMorgan Chase. As the inputs into the valuation are generally based upon readily observable pricing information, the majority of beneficial interests issued by consolidated VIEs are classified within level 2 of the valuation hierarchy.
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
The following table presents the financial instruments carried at fair value as of June 30, 2007, by caption on the Consolidated balance sheet and by SFAS 157 valuation hierarchy (as described above).
Assets and liabilities measured at fair value on a recurring basis

		Internal models	Internal models
		with significant	with significant
	Quoted market	observable	unobservable		Total carrying
	prices in active	market	market		value in the
	markets	parameters	parameters	FIN 39	Consolidated
June 30, 2007 (in millions)	(Level 1)	(Level 2)	(Level 3)	netting(b)	balance sheet

Federal funds sold and securities purchased under resale agreements	$—	$15,037	$—	$—	$15,037

Trading assets:
Debt and equity instruments	195,222	185,335	10,951	—	391,508
Derivative receivables	5,936	709,209	8,158	(664,265)	59,038

Total trading assets	201,158	894,544	19,109	(664,265)	450,546

Available-for-sale securities	90,385	5,442	107	—	95,934
Loans	—	9	1,544	—	1,553
Private equity investments(a)	67	549	6,143	—	6,759
Mortgage servicing rights	—	—	9,499	—	9,499
Other assets	11,678	—	2,057	—	13,735

Total assets at fair value	$303,288	$915,581	$38,459	$(664,265)	$593,063

Deposits	$—	$4,647	$926	$—	$5,573
Federal funds purchased and securities sold under repurchase agreements	—	6,956	—	—	6,956
Other borrowed funds	—	9,954	—	—	9,954
Trading liabilities:
Debt and equity instruments	75,263	18,463	243	—	93,969
Derivative payables	5,781	708,301	9,835	(662,521)	61,396

Total trading liabilities	81,044	726,764	10,078	(662,521)	155,365

Beneficial interests issued by consolidated VIEs	—	3,828	25	—	3,853
Long-term debt	148	40,354	20,307	—	60,809

Total liabilities at fair value	$81,192	$792,503	$31,336	$(662,521)	$242,510

(a)	Included within Private equity investments are public equity securities held within the Private Equity business.
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

Changes in level three (3) fair value measurements
The tables below include a rollforward of the balance sheet amounts for the three and six months ended June 30, 2007, (including the change in fair value), for financial instruments classified by the Firm within level 3 of the valuation hierarchy. When a determination is made to classify a financial instrument within level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the valuation hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs(a)
				Purchases,			Change in unrealized
				issuances			gains and (losses)
	Fair value,	Total		and	Transfers in		related to
Three months ended	March 31,	realized/unrealized		settlements,	and/or out of	Fair value,	financial instruments held
June 30, 2007 (in millions)	2007	gains/(losses)		net	Level 3	June 30, 2007	at June 30, 2007

Assets:
Trading assets:
Debt and equity instruments	$9,001	$ (86	)(b)(c)	$1,070	$966	$10,951	$ (151	)(b)(c)

Available-for-sale securities	171	40	(d)	(11)	(93)	107	(2)	(d)
Loans	910	18	(b)	616	—	1,544	16	(b)

Private equity investments	6,085	1,303	(b)	(1,264)	19	6,143	467	(b)
Other assets	1,557	69	(e)	124	307	2,057	3	(e)

Liabilities:
Deposits	$(383)	$ 23	(b)	$(419)	$(147)	$(926)	$ 32	(b)
Trading liabilities:
Debt and equity instruments	(7)	(52	)(b)	5	(189)	(243)	1	(b)
Net derivative payables	(2,772)	653	(b)	(478)	920	(1,677)	109	(b)

Beneficial interests issued by consolidated VIEs	(2)	—		—	(23)	(25)	—

Long-term debt	(13,408)	(380	)(b)	(3,777)	(2,742)	(20,307)	(344)	(b)

(a)	MSRs are classified within level 3 of the valuation hierarchy. For a rollforward of balance sheet amounts related to MSRs, see Note 17 on pages 100–102 of this Form 10-Q.
(b)	Reported in Principal transactions revenue.
(c)	Changes in fair value for Retail Financial Services mortgage loans originated with the intent to sell are measured at fair value under SFAS 159 and reported in Mortgage fees and related income.
(d)	Realized gains (losses) are reported in Securities gains (losses). Unrealized gains (losses) are reported in Accumulated other comprehensive income (loss).
(e)	Reported in Other income.

	Fair value measurements using significant unobservable inputs(a)
				Purchases,			Change in unrealized
				issuances			gains and (losses)
	Fair value,	Total		and	Transfers in		related to
Six months ended	January 1,	realized/unrealized		settlements,	and/or out of	Fair value,	financial instruments held
June 30, 2007 (in millions)	2007	gains/(losses)		net	Level 3	June 30, 2007	at June 30, 2007

Assets:
Trading assets:
Debt and equity instruments	$9,320	$ (173	)(b)(c)	$1,260	$544	$10,951	$ (344	)(b)(c)

Available-for-sale securities	177	40	(d)	(17)	(93)	107	(4	)(d)
Loans	643	26	(b)	875	—	1,544	20	(b)

Private equity investments	5,536	2,436	(b)	(1,836)	7	6,143	868	(b)
Other assets	1,548	69	(e)	133	307	2,057	(1	)(e)

Liabilities:
Deposits	$(385)	$ 19	(b)	$(413)	$(147)	$(926)	$ 29	(b)
Trading liabilities:
Debt and equity instruments	(32)	(52	)(b)	30	(189)	(243)	1	(b)
Net derivative payables	(2,800)	780	(b)	(532)	875	(1,677)	194	(b)

Beneficial interests issued by consolidated VIEs	(8)	6	(b)	—	(23)	(25)	6	(b)

Long-term debt	(11,386)	(693	)(b)	(5,486)	(2,742)	(20,307)	(356	)(b)

(a)	MSRs are classified within level 3 of the valuation hierarchy. For a rollforward of balance sheet amounts related to MSRs, see Note 17 on pages 100–102 of this Form 10-Q.
(b)	Reported in Principal transactions revenue.
(c)	Changes in fair value for Retail Financial Services mortgage loans originated with the intent to sell are measured at fair value under SFAS 159 and reported in Mortgage fees and related income.
(d)	Realized gains (losses) are reported in Securities gains (losses). Unrealized gains (losses) are reported in Accumulated other comprehensive income (loss).
(e)	Reported in Other income.
Nonrecurring fair value changes
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). As of June 30, 2007, $7.2 billion of Loans (primarily classified in level 2 of the valuation hierarchy) and $111 million of Other assets (classified within level 3 of the valuation hierarchy) had been written down to fair value, resulting in losses of $86 million and $226 million for the second quarter and first six months of 2007, respectively.
Transition
In connection with the Firm’s adoption of SFAS 157, the Firm recorded the following:
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
(b)
Included within deposits are structured deposits that are carried at fair value pursuant to the fair value option. Other time deposits which are eligible for election, but are not managed on a fair value basis, continue to be carried on an accrual basis. Demand deposits are not eligible for election under the fair value option.

(c)
Included in the January 1, 2007, carrying values are certain financial instruments previously carried at fair value by the Firm such as structured liabilities elected pursuant to SFAS 155 and loans purchased as part of the Investment Bank trading activities.

(d)
When fair value elections were made, certain financial instruments were reclassified on the Consolidated balance sheet (for example, warehouse loans were moved from Loans to Trading assets). The transition adjustment for these financial instruments has been included in the line item in which they were classified subsequent to the fair value election.

Elections
The following is a discussion of the primary financial instruments for which fair value elections were made and the basis for those elections:
Loans
The Firm elected to record, at fair value, certain loans that are extended as part of principal investing activities. The loans continue to be classified within Loans. The transition amount related to the election to fair value these loans included a reversal of the Allowance for loan losses of $56 million.
The Firm also elected to record certain Loans held-for-sale at fair value. These loans were reclassified to Trading assets – Debt and equity instruments. This election enabled the Firm to record loans purchased as part of the Investment Bank’s proprietary activities at fair value and discontinue SFAS 133 fair value hedge relationships for certain originated loans.

In addition, the Investment Bank (“IB”) elected to record loan originations and purchases entered into after January 1, 2007, as part of its securitization warehousing activities at fair value. Similarly, Retail Financial Services (“RFS”) elected to record prime mortgage loans originated after January 1, 2007, where the intent is to sell, at fair value. These elections were not made for loans existing on January 1, 2007, based upon the short holding period of the loans and/or the negligible impact of the elections. Warehouse loans elected to be reported at fair value are classified as Trading assets – Debt and equity instruments. For additional information regarding warehouse loans, see Note 15 on pages 94–98 of this Form 10-Q.
Resale and Repurchase Agreements
The Firm elected to record at fair value resale and repurchase agreements with an embedded derivative or a maturity greater than one year. The intent of this election was to mitigate volatility due to the differences in the measurement basis for the agreements (which were previously accounted for on an accrual basis) and the associated risk management arrangements (which are accounted for on a fair value basis). An election was not made for short-term agreements as the carrying value for such agreements generally approximates fair value. For additional information regarding these agreements, see Note 12 on page 91 of this Form 10-Q.
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
Changes in Fair Value under the Fair Value option election
The following tables present the changes in fair value included in the Consolidated statements of income for the three and six months ended June 30, 2007, for items for which the fair value election was made.

		Mortgage
		fees and		Total changes
Three months ended June 30, 2007	Principal	related		in fair value
(in millions)	transactions(c)	income	Other income	recorded

Federal funds sold and securities purchased under resale agreements	$(32)	$—	$—	$(32)
Trading assets – Debt and equity instruments	388	(23)	—	365
Loans
Changes in instrument-specific credit risk(a)	(1)	—	—	(1)
Other changes in fair value	1	—	—	1
Other assets	—	—	72	72

Deposits	104	—	—	104
Federal funds purchased and securities sold under repurchase agreements	29	—	—	29
Other borrowed funds	(120)	—	—	(120)
Beneficial interests issued by consolidated VIEs	(59)	—	—	(59)
Trading liabilities	(49)	—	—	(49)
Long-term debt:
Changes in instrument-specific credit risk(b)	72	—	—	72
Other changes in fair value	(1,142)	—	—	(1,142)

		Mortgage
		fees and		Total changes
Six months ended June 30, 2007	Principal	related		in fair value
(in millions)	transactions(c)	income	Other income	recorded

Federal funds sold and securities purchased under resale agreements	$—	$—	$—	$—
Trading assets – Debt and equity instruments	880	183	—	1,063
Loans
Changes in instrument-specific credit risk(a)	9	—	—	9
Other changes in fair value	9	—	—	9
Other assets	—	—	68	68

Deposits	(40)	—	—	(40)
Federal funds purchased and securities sold under repurchase agreements	24	—	—	24
Other borrowed funds	(158)	—	—	(158)
Beneficial interests issued by consolidated VIEs	(69)	—	—	(69)
Trading liabilities	(49)	—	—	(49)
Long-term debt:
Changes in instrument-specific credit risk(b)	133	—	—	133
Other changes in fair value	(1,248)	—	—	(1,248)

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

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following tables reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of June 30, 2007, for Loans and Long-term debt for which the SFAS 159 fair value option has been elected. The loans were classified in Loans or Trading assets – debt and equity instruments.

			Fair value over (under)
	Remaining aggregate		remaining aggregate
	contractual principal		contractual principal
June 30, 2007 (in millions)	amount outstanding	Fair value	amount outstanding

Loans
Performing loans 90 days or more past due
Loans	$—	$—	$—
Loans reported as Trading assets	14	14	—
Nonaccrual loans
Loans	25	18	(7)
Loans reported as Trading assets	3,585	1,997	(1,588)

Subtotal	3,624	2,029	(1,595)
All other performing loans
Loans	1,481	1,478	(3)
Loans reported as Trading assets	54,064	56,309	2,245

Total loans	$59,169	$59,816	$647

Long-term debt
Principal protected debt	$(19,258)	$(19,512)	$254
Nonprincipal protected debt(a)	NA	(41,297)	NA

Total Long-term debt	NA	$(60,809)	NA

FIN 46R long-term beneficial interests
Principal protected debt	$(15)	$(9)	$(6)
Nonprincipal protected debt(a)	NA	(2,428)	NA

Total FIN 46R long-term beneficial interests	NA	$(2,437)	NA

(a)	Balance not applicable as the return of principal is based upon performance of an underlying variable, and therefore may not occur in full.
NOTE 5 – PRINCIPAL TRANSACTIONS
Principal transactions revenue consists of realized and unrealized gains and losses from trading activities (including physical commodities inventories that are accounted for at the lower of cost or fair value) and changes in fair value associated with financial instruments held by the Investment Bank for which the SFAS 159 fair value option was elected. Principal transactions revenue also includes private equity gains and losses.
The following table presents Principal transactions revenue.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2007	2006	2007	2006

Trading revenue	$2,128	$2,184	$5,253	$4,634
Private equity gains	1,438	557	2,784	816

Total Principal transactions revenue	$3,566	$2,741	$8,037	$5,450

Trading assets and liabilities
Trading assets include debt and equity instruments held for trading purposes that JPMorgan Chase owns (“long” positions) and certain loans for which the Firm manages on a fair value basis and has elected the SFAS 159 fair value option. Trading liabilities include debt and equity instruments that the Firm has sold to other parties but does not own (“short” positions). The Firm is obligated to purchase instruments at a future date to cover the short positions. Included in Trading assets and Trading liabilities are the reported receivables (unrealized gains) and payables (unrealized losses) related to derivatives. Trading positions are carried at fair value on the Consolidated balance sheets. For a discussion of the valuation of Trading assets and Trading liabilities, see Note 3 on pages 73-80 of this Form 10-Q.

The following table presents the fair value of Trading assets and Trading liabilities for the dates indicated.

	June 30,	December 31,
(in millions)	2007	2006

Trading assets
Debt and equity instruments:
U.S. government and federal agency obligations	$23,840	$17,358
U.S. government-sponsored enterprise obligations	32,163	28,544
Obligations of state and political subdivisions	11,650	9,569
Certificates of deposit, bankers’ acceptances and commercial paper	2,860	8,204
Debt securities issued by non-U.S. governments	65,208	58,387
Corporate debt securities	74,754	62,064
Equity securities	90,820	86,862
Loans(a)	58,320	16,595
Other	31,893	22,554

Total debt and equity instruments	391,508	310,137

Derivative receivables:(b)
Interest rate	31,590	28,932
Foreign exchange	4,348	4,260
Equity	9,061	6,246
Credit derivatives	6,057	5,732
Commodity	7,982	10,431

Total derivative receivables	59,038	55,601

Total trading assets	$450,546	$365,738

Trading liabilities
Debt and equity instruments(c)	$93,969	$90,488

Derivative payables:(b)
Interest rate	22,155	22,738
Foreign exchange	6,487	4,820
Equity	21,395	16,579
Credit derivatives	5,576	6,003
Commodity	5,783	7,329

Total derivative payables	61,396	57,469

Total trading liabilities	$155,365	$147,957

(a)	Increase primarily related to loans for which SFAS 159 fair value option has been elected.

(b)
Included in Trading assets and Trading liabilities are the reported receivables (unrealized gains) and payables (unrealized losses) related to derivatives. These amounts are reported net of cash received and paid of $22.6 billion and $20.9 billion, respectively, at June 30, 2007, and $23.0 billion and $18.8 billion, respectively, at December 31, 2006, under legally enforceable master netting agreements.

(c)	Primarily represents securities sold, not yet purchased.

Average Trading assets and liabilities were as follows for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2007	2006	2007	2006

Trading assets – debt and equity instruments	$380,761	$274,596	$363,411	$265,569
Trading assets – derivative receivables	61,736	60,340	60,267	56,209

Trading liabilities – debt and equity instruments(a)	$98,433	$107,218	$96,993	$105,677
Trading liabilities – derivative payables	62,205	61,385	59,848	58,132

(a)	Primarily represents securities sold, not yet purchased.
Private equity
The following table presents the carrying value and cost of the Private equity investment portfolio for the dates indicated:

	June 30, 2007		December 31, 2006
(in millions)	Carrying value	Cost	Carrying value	Cost

Total private equity investments	$ 6,898	$ 6,950	$ 6,359	$ 7,560

Private equity investments are held primarily by the Private Equity business within Corporate. Private Equity includes investments in buyouts, growth equity and venture opportunities. These investments are accounted for under investment company guidelines. Accordingly, these investments, irrespective of the percentage of equity ownership interest held, are carried on the Consolidated balance sheets at fair value. Realized and unrealized gains and losses arising from changes in value are reported in Principal transactions revenue in the Consolidated statements of income in the period that the gains or losses occur. For a discussion of the valuation of Private equity investments, see Note 3 on pages 73–80 of this Form 10-Q.
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
The following table presents the components of Investment banking fees.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2007	2006	2007	2006

Underwriting:
Equity	$509	$365	$902	$577
Debt	835	652	1,703	1,216

Total underwriting	1,344	1,017	2,605	1,793
Advisory	554	353	1,032	746

Total	$1,898	$1,370	$3,637	$2,539

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
Mortgage fees and related income
This revenue category primarily reflects Retail Financial Services’ mortgage banking revenue, including fees and income derived from mortgages originated with the intent to sell, mortgage sales and servicing; the impact of risk management activities associated with the mortgage pipeline, warehouse and MSRs; and revenues related to any residual interests held from mortgage securitizations. This revenue category also includes gains on sales and lower of cost or fair value adjustments for held-for-sale mortgage loans, as well as changes in fair value for mortgage loans originated with the intent to sell measured at fair value under SFAS 159. For loans measured at fair value under SFAS 159, origination costs are recognized in the associated expense category as incurred. Costs to originate Loans held-for-sale and accounted for at the lower of cost or fair value are deferred and recognized as a component of the gain on sale. Net interest income from the mortgage loans and securities gains and losses on AFS securities used in mortgage-related risk management activities are not included in Mortgage fees and related income. For a further discussion of MSRs, see Note 16 on pages 121-122 of the 2006 Annual Report and Note 17 on page 101 of this Form 10-Q.
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

NOTE 7 – INTEREST INCOME AND INTEREST EXPENSE
Details of Interest income and Interest expense were as follows.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2007	2006(b)	2007	2006(b)

Interest income(a)
Loans	$8,845	$8,034	$17,536	$15,528
Securities	1,335	1,087	2,633	1,835
Trading assets	4,247	2,675	8,000	5,197
Federal funds sold and securities purchased under resale agreements	1,652	1,224	3,307	2,417
Securities borrowed	1,203	842	2,256	1,570
Deposits with banks	207	434	393	654
Interests in purchased receivables	—	321	—	652

Total Interest income	17,489	14,617	34,125	27,853
Interest expense(a)
Interest-bearing deposits	5,342	4,118	10,337	7,669
Short-term and other liabilities	4,198	3,435	8,162	6,485
Long-term debt	1,525	1,359	2,933	2,594
Beneficial interests issued by consolidated VIEs	109	527	260	934

Total Interest expense	11,174	9,439	21,692	17,682

Net interest income	6,315	5,178	12,433	10,171
Provision for credit losses	1,529	493	2,537	1,324

Net Interest income after provision for credit losses	$4,786	$4,685	$9,896	$8,847

(a)
Interest income and Interest expense include the current period interest accruals for financial instruments measured at fair value except for financial instruments containing embedded derivatives that would be separately accounted for in accordance with SFAS 133 absent the fair value election; for those instruments, all changes in value, including any interest elements, are reported in Principal transactions revenue.

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

	Defined benefit pension plans
	U.S.		Non-U.S.		OPEB plans
Three months ended June 30, (in millions)	2007	2006(b)	2007	2006	2007	2006

Components of net periodic benefit cost
Benefits earned during the period	$67	$70	$9	$7	$2	$2
Interest cost on benefit obligations	117	112	35	28	19	20
Expected return on plan assets	(178)	(173)	(37)	(30)	(23)	(24)
Amortization:
Net actuarial loss	—	3	14	11	6	5
Prior service cost (credit)	1	1	—	—	(4)	(4)
Curtailment loss	—	—	—	—	—	—
Settlement loss	—	—	1	3	—	—

Subtotal	7	13	22	19	—	(1)
Other defined benefit pension plans(a)	—	1	15	17	NA	NA

Total defined benefit pension and OPEB plans	7	14	37	36	—	(1)
Total defined contribution plans	64	61	58	45	NA	NA

Total pension and OPEB cost included in Compensation expense	$71	$75	$95	$81	$—	$(1)

	Defined benefit pension plans
	U.S.		Non-U.S.		OPEB plans
Six months ended June 30, (in millions)	2007	2006(b)	2007	2006	2007	2006

Components of net periodic benefit cost
Benefits earned during the period	$130	$141	$18	$14	$3	$4
Interest cost on benefit obligations	234	225	71	56	40	38
Expected return on plan assets	(356)	(346)	(75)	(59)	(46)	(47)
Amortization:
Net actuarial loss	—	6	27	21	14	11
Prior service cost (credit)	2	2	—	—	(8)	(9)
Curtailment loss	—	—	—	1	—	—
Settlement loss	—	—	1	3	—	—

Subtotal	10	28	42	36	3	(3)
Other defined benefit pension plans(a)	1	2	31	27	NA	NA

Total defined benefit pension and OPEB plans	11	30	73	63	3	(3)
Total defined contribution plans	127	120	111	89	NA	NA

Total pension and OPEB cost included in Compensation expense	$138	$150	$184	$152	$3	$(3)

(a)	Includes various defined benefit pension plans, which are individually immaterial.
(b)
Revised primarily to incorporate amounts related to the U.S. defined benefit pension plans not subject to Title IV of the Employee Retirement Income Security Act of 1974 (e.g., Excess Retirement Plan).

The fair value of plan assets for the U.S. defined benefit pension and OPEB plans and material non-U.S. defined benefit pension plans was $11.6 billion and $2.8 billion, respectively, as of June 30, 2007, and $11.3 billion and $2.8 billion, respectively, as of December 31, 2006.
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
NOTE 9 – EMPLOYEE STOCK-BASED INCENTIVES
For a discussion of the accounting policies and other information relating to employee stock-based compensation, see Note 8 on pages 105-107 of JPMorgan Chase’s 2006 Annual Report.
Effective January 1, 2006, the Firm adopted SFAS 123R and all related interpretations using the modified prospective transition method. SFAS 123R requires that all share-based payments to employees, including employee stock options and stock-settled stock appreciation rights (SARs), be measured at their grant date fair values.
Upon adopting SFAS 123R, the Firm revised its accounting policies for share-based payments granted to retirement-eligible employees. Prior to the adoption, the Firm’s accounting policy for share-based payment awards granted to retirement-eligible employees was to recognize compensation cost over the award’s stated service period. Beginning with awards granted to retirement-eligible employees in 2006, JPMorgan Chase recognized compensation expense on the grant date without giving consideration to the impact of the postemployment restrictions. In the first quarter of 2006, the Firm also began to accrue the estimated cost of stock awards to be granted to retirement-eligible employees in the following year.
The Firm recognized noncash compensation expense related to its various employee stock-based incentives of $508 million and $538 million (including the total incremental impact of adopting SFAS 123R of $106 million) for the quarters ended June 30, 2007 and 2006, respectively, and $1.0 billion and $1.4 billion (including the total incremental impact of adopting SFAS 123R of $565 million) in the first six months of 2007 and 2006, respectively, in its Consolidated statements of income. These amounts included an accrual for the estimated cost of stock awards to be granted to retirement-eligible employees of $127 million and $138 million for the quarters ended June 30, 2007 and 2006, respectively, and of $257 million and $281 million in the first six months of 2007 and 2006, respectively.
In the first quarter 2007, the Firm granted 44 million restricted stock units (RSUs) with a grant date fair value of $48.25 per RSU in connection with its annual incentive grant.

NOTE 10 – NONINTEREST EXPENSE
Merger costs
Costs associated with the Bank One Merger and the transaction with The Bank of New York Company, Inc. (“The Bank of New York”) are reflected in the merger costs caption of the Consolidated statements of income. For a further discussion of the transaction with The Bank of New York, see Note 24 on page 106 of this Form 10-Q. A summary of such costs is shown in the following table:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2007	2006	2007	2006

Expense category
Compensation	$—	$2	$1	$6
Occupancy	9	14	10	14
Technology and communications and other	53	70	98	137
Bank of New York transaction(a)	2	—	17	—

Total(b)	$64	$86	$126	$157

(a)	Represents Compensation and Technology and communications and other.
(b)	With the exception of occupancy-related write-offs, all of the costs in the table require the expenditure of cash.
The table below shows the change in the liability balance related to the costs associated with the Bank One Merger:

	Six months ended June 30,
(in millions)	2007		2006(b)

Liability balance, beginning of period	$155		$311
Recorded as merger costs	109		157
Liability utilized	(131)		(252)

Liability balance, end of period	$133	(a)	$216

(a)	Excludes $12 million related to The Bank of New York transaction.
(b)	Prior periods have been revised to reflect the current presentation.
NOTE 11 – SECURITIES
For a discussion of accounting policies relating to Securities, see Note 10 on pages 108-111 of JPMorgan Chase’s 2006 Annual Report. The following table presents realized gains and losses from AFS securities.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2007	2006	2007	2006

Realized gains	$38	$49	$70	$150
Realized losses	(261)	(551)	(291)	(768)

Net realized Securities gains (losses)(a)	$(223)	$(502)	$(221)	$(618)

(a)	Proceeds from securities sold were generally within 2% of amortized cost for the three and six months ended June 30, 2007 and 2006.

The amortized cost and estimated fair value of AFS and held-to-maturity securities were as follows for the dates indicated.

	June 30, 2007				December 31, 2006
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(in millions)	cost	gains	losses	value	cost	gains	losses	value

Available-for-sale securities
U.S. government and federal agency obligations:
U.S. treasuries	$1,170	$—	$2	$1,168	$2,398	$—	$23	$2,375
Mortgage-backed securities	9	—	—	9	32	2	1	33
Agency obligations	75	5	—	80	78	8	—	86
U.S. government-sponsored enterprise obligations	80,395	29	1,428	78,996	75,434	334	460	75,308
Obligations of state and political subdivisions	411	—	8	403	637	17	4	650
Debt securities issued by non-U.S. governments	6,145	6	77	6,074	6,150	7	52	6,105
Corporate debt securities	2,515	—	6	2,509	611	1	3	609
Equity securities	4,222	298	—	4,520	3,689	125	1	3,813
Other(a)	2,130	45	—	2,175	2,890	50	2	2,938

Total available-for-sale securities	$97,072	$383	$1,521	$95,934	$91,919	$544	$546	$91,917

Held-to-maturity securities(b)
Total held-to-maturity securities	$50	$1	$—	$51	$58	$2	$—	$60

(a)	Primarily includes negotiable certificates of deposit.

(b)	Consists primarily of mortgage-backed securities issued by U.S. government-sponsored entities.
Included in the $1.5 billion of gross unrealized losses on AFS securities at June 30, 2007, was $408 million of unrealized losses that have existed for a period greater than 12 months. These securities are predominately rated AAA and the unrealized losses are primarily due to overall increases in market interest rates and not concerns regarding the underlying credit of the issuers. The majority of the securities with unrealized losses aged greater than 12 months are obligations of U.S. government-sponsored enterprises and have a fair value at June 30, 2007, that is within 4% of their amortized cost basis.

NOTE 12 – SECURITIES FINANCING ACTIVITIES
For a discussion of accounting policies relating to securities financing activities, see Note 11 on page 111 of JPMorgan Chase’s 2006 Annual Report.
Resale agreements and repurchase agreements are generally treated as collateralized financing transactions carried on the Consolidated balance sheets at the amounts the securities will be subsequently sold or repurchased, plus accrued interest. On January 1, 2007, pursuant to the adoption of SFAS 159, the Firm elected fair value measurement for certain resale and repurchase agreements. For a further discussion of SFAS 159, see Note 4 on pages 80–83 of this Form 10-Q. These agreements continue to be reported within Securities purchased under resale agreements and Securities sold under repurchase agreements on the Consolidated balance sheets. Generally for agreements carried at fair value, current period interest accruals are recorded within Interest income and Interest expense with changes in fair value reported in Principal transactions revenue. However, for financial instruments containing embedded derivatives that would be separately accounted for in accordance with SFAS 133, all changes in fair value, including any interest elements, are reported in Principal transactions revenue. Where appropriate, resale and repurchase agreements with the same counterparty are reported on a net basis in accordance with FIN 41.
The following table details the components of securities financing activities at each of the dates indicated.

(in millions)	June 30, 2007	December 31, 2006

Securities purchased under resale agreements(a)	$120,053	$122,479
Securities borrowed	88,360	73,688

Securities sold under repurchase agreements(b)	$185,882	$143,253
Securities loaned	9,097	8,637

(a)	Includes resale agreements of $15.0 billion accounted for at fair value at June 30, 2007.
(b)	Includes repurchase agreements of $7.0 billion accounted for at fair value at June 30, 2007.
JPMorgan Chase pledges certain financial instruments it owns to collateralize repurchase agreements and other securities financings. Pledged securities that can be sold or repledged by the secured party are identified as financial instruments owned (pledged to various parties) on the Consolidated balance sheets.
At June 30, 2007, the Firm had received securities as collateral that could be repledged, delivered or otherwise used with a fair value of approximately $317.3 billion. This collateral was generally obtained under resale or securities borrowing agreements. Of these securities, approximately $293.3 billion were repledged, delivered or otherwise used, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales.
NOTE 13 – LOANS
The accounting for a loan may differ based upon the type of loan and/or its use in an investing or trading strategy. The measurement framework for Loans in the consolidated financial statements is one of the following:
•	At the principal amount outstanding, net of the Allowance for loan losses, unearned income and any net deferred loan fees;

•	At the lower of cost or fair value, with valuation changes recorded in Noninterest revenue; or

•	At fair value, with changes in fair value recorded in Noninterest revenue.
For a detailed discussion of accounting policies relating to Loans, see Note 12 on pages 112–113 of JPMorgan Chase’s 2006 Annual Report. See Note 4 on pages 80–83 of this Form 10-Q for further information on the Firm’s elections of fair value accounting under SFAS 159. See Note 5 on pages 83–85 of this Form 10-Q for further information on loans carried at fair value and classified as trading assets.
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

The composition of the loan portfolio at each of the dates indicated was as follows.

	June 30,	December 31,
(in millions)	2007	2006

U.S. wholesale loans:
Commercial and industrial	$75,020	$77,788
Real estate	12,609	14,237
Financial institutions	15,070	14,103
Lease financing receivables	2,431	2,608
Other	5,952	9,950

Total U.S. wholesale loans	111,082	118,686

Non-U.S. wholesale loans:
Commercial and industrial	44,976	43,428
Real estate	2,419	1,146
Financial institutions	22,113	19,163
Lease financing receivables	1,254	1,174
Other	124	145

Total non-U.S. wholesale loans	70,886	65,056

Total wholesale loans:(a)
Commercial and industrial	119,996	121,216
Real estate(b)	15,028	15,383
Financial institutions	37,183	33,266
Lease financing receivables	3,685	3,782
Other	6,076	10,095

Total wholesale loans	181,968	183,742

Total consumer loans:(c)
Home equity	90,989	85,730
Mortgage	43,114	59,668
Auto loans and leases	41,231	41,009
Credit card receivables(d)	80,495	85,881
All other loans	27,240	27,097

Total consumer loans	283,069	299,385

Total loans(e)(f)	$465,037	$483,127

(a)	Includes Investment Bank, Commercial Banking, Treasury & Securities Services and Asset Management.
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
(e)
Loans (other than those for which the SFAS 159 fair value option has been elected) are presented net of unearned income and net deferred loan fees of $1.1 and $1.3 billion at June 30, 2007, and December 31, 2006, respectively.

(f)
Includes Loans held-for-sale (related primarily to syndication and securitization activities) of $18.3 billion and $55.2 billion at June 30, 2007, and December 31, 2006, respectively. As a result of the adoption of SFAS 159, certain loans are accounted for at fair value and reported in Trading assets and therefore, are no longer included in Loans at June 30, 2007.

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

	June 30,	December 31,
(in millions)	2007	2006

Impaired loans with an allowance	$501	$623
Impaired loans without an allowance(a)	35	66

Total impaired loans	$536	$689
Allowance for impaired loans under SFAS 114(b)	174	153

(a)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under SFAS 114.
(b)	The allowance for impaired loans under SFAS 114 is included in JPMorgan Chase’s Allowance for loan losses.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2007	2006	2007	2006

Average balance of impaired loans during the period	$544	$990	$580	$1,057
Interest income recognized on impaired loans during the period	—	—	—	—

The following table reflects information about the Firm’s loan sales.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2007	2006(b)	2007	2006(b)

Net gains on sales of loans (including lower of cost or fair value adjustments)(a)	$145	$120	$363	$229

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

	Six months ended June 30,
(in millions)	2007	2006

Allowance for loan losses at January 1	$7,279	$7,090
Cumulative effect of change in accounting principles(a)	(56)	—

Allowance for loan losses at January 1, adjusted	7,223	7,090

Gross charge-offs	(2,316)	(1,730)
Gross recoveries	428	408

Net charge-offs	(1,888)	(1,322)
Provision for loan losses	2,295	1,300
Other	3	8

Allowance for loan losses at June 30	$7,633	$7,076

Components:
Asset specific	$52	$160
Formula-based	7,581	6,916

Total Allowance for loan losses	$7,633	$7,076

(a)	Reflects the effect of the adoption of SFAS 159 at January 1, 2007. For a further discussion of SFAS 159, see Note 4 on pages 80–83 of this Form 10-Q.

The table below summarizes the changes in the Allowance for lending-related commitments.

	Six months ended June 30,
(in millions)	2007	2006

Allowance for lending-related commitments at January 1	$524	$400
Provision for lending-related commitments	242	24

Allowance for lending-related commitments at June 30(a)	$766	$424

(a)
At June 30, 2007, includes $29 million of asset-specific and $737 million of formula-based allowance. At June 30, 2006, includes $45 million of asset-specific and $379 million of formula-based allowance.

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
JPMorgan Chase–sponsored securitizations utilize SPEs as part of the securitization process. These SPEs are structured to meet the definition of a QSPE (as discussed in Note 1 on pages 72–73 of this Form 10-Q); accordingly, the assets and liabilities of securitization-related QSPEs are not reflected in the Firm’s Consolidated balance sheets (except for retained interests, as described below) but are included on the balance sheet of the QSPE purchasing the assets. Assets held by JPMorgan Chase-sponsored securitization-related QSPEs as of June 30, 2007, and December 31, 2006, were as follows:

(in billions)	June 30, 2007	December 31, 2006

Consumer activities
Credit card receivables	$85.9	$86.4
Automobile loans	3.3	4.9
Residential mortgage receivables	60.6	40.7
Wholesale activities
Residential mortgages	34.6	43.8
Commercial and other(a)(b)	103.1	87.1

Total	$287.5	$262.9

(a)	Cosponsored securitizations include non-JPMorgan Chase originated assets.
(b)	Commercial and other consists of commercial loans (primarily real estate) and non-mortgage consumer receivables purchased from third parties.

The following table summarizes new securitization transactions that were completed during the three and six months ended June 30, 2007 and 2006; the resulting gains or losses arising from such securitizations; certain cash flows received from such securitizations; and the key economic assumptions used in measuring the retained interests (if any) other than residential MSRs (for a discussion of residential MSRs, see Note 17 on page 101 of this Form 10-Q) as of the dates of such sales.

	Three months ended June 30,
	2007						2006
	Consumer activities			Wholesale activities			Consumer activities			Wholesale activities
(in millions, except rates
and where otherwise	Credit		Residential	Residential	Commercial		Credit		Residential	Residential	Commercial
noted)	card	Automobile	mortgage	mortgage	and other		card	Automobile	mortgage	mortgage	and other

Principal securitized	$4,935	$—	$10,894	$2,709	$3,112		$1,175	$1,223	$3,915	$9,050	$2,050
Pre-tax gains (losses)	40	—	31 (a)	— (a)	—	(a)	8	—	(1)	3	28
Cash flow information:
Proceeds from securitizations	$4,935	$—	$10,891	$2,704	$3,087		$1,175	$833	$3,879	$9,071	$2,073
Servicing fees collected	34	—	13	—	2		20	1	4	—	—
Other cash flows received	153	—	—	—	—		96	—	—	—	—
Proceeds from collections reinvested in revolving securitizations	35,410	—	—	—	—		24,750	—	—	—	—

Key assumptions (rates per annum):
Prepayment rate(b)	20.4%	—	14.8–19.7%	13.7–35.0%	—		22.2%	1.5%	—	39.0–42.0%	—
	PPR		CPR	CPR			PPR	ABS		CPR

Weighted-average life (in years)	0.4	—	3.6–3.9	2.3–5.4	—		0.4	1.4	—	1.7–3.6	—
Expected credit losses(c)	3.5%	—	—	1.1–2.2%	—		4.2%	0.7%	—	1.1–3.3%	—
Discount rate	12.0%	—	13.0–13.8%	16.0–25.0%	—		12.0%	7.8%	—	17.5–26.2%	—

	Six months ended June 30,
	2007					2006
	Consumer activities			Wholesale activities		Consumer activities			Wholesale activities
(in millions, except rates
and where otherwise	Credit		Residential	Residential	Commercial	Credit		Residential	Residential	Commercial
noted)	card	Automobile	mortgage	mortgage	and other	card	Automobile	mortgage	mortgage	and other

Principal securitized	$10,705	$—	$23,925	$5,904	$7,867	$5,700	$1,223	$7,093	$15,709	$5,288
Pre-tax gains (losses)	87	—	69 (a)	7 (a)	— (a)	38	—	1	21	63
Cash flow information:
Proceeds from securitizations	$10,705	$—	$23,842	$5,846	$7,971	$5,700	$833	$7,019	$15,812	$5,338
Servicing fees collected	51	—	18	—	3	32	1	4	—	—
Other cash flows received	232	—	—	—	—	165	—	—	—	—
Proceeds from collections reinvested in revolving securitizations	72,321	—	—	—	—	76,646	—	—	—	—

Key assumptions (rates per annum):
Prepayment rate(b)	20.4%	—	14.8–24.2%	13.7–48.0%	0.0–8.0%	22.2%	1.5%	—	35.0–45.0%	—
	PPR		CPR	CPR	CPR	PPR	ABS		CPR

Weighted-average life (in years)	0.4	—	3.2–4.0	1.3–5.4	1.3–10.2	0.4	1.4	—	1.5–4.0	—
Expected credit losses(c)	3.5–3.8%	—	—	0.6–2.2%	0.0–1.0%	3.3–4.2%	0.7%	—	1.1–3.3%	—
Discount rate	12.0%	—	5.8–13.8%	6.3–25.0%	10.0–14.0%	12.0%	7.8%	—	14.5–26.2%	—

(a)
As of January 1, 2007, the Firm adopted the fair value election for the IB warehouse and a portion of the RFS mortgage warehouse; therefore the carrying value of loans sold at the time of securitization approximated the proceeds from securitization.

(b)	CPR: constant prepayment rate; PPR: principal payment rate; ABS: absolute prepayment speed.

(c)	Expected credit losses for prime residential mortgage and certain wholesale securitizations are minimal and are incorporated into other assumptions.

In addition to the amounts reported for securitization activity on the previous page, the Firm sold residential mortgage loans totaling $18.7 billion and $13.5 billion during the three months ended June 30, 2007 and 2006, respectively, primarily as GNMA, FNMA and Freddie Mac mortgage-backed securities; these sales resulted in pretax gains of $3 million and $108 million, respectively. During the first six months of 2007 and 2006, JPMorgan Chase sold residential mortgage loans totaling $35.8 billion and $27.1 billion, respectively, primarily as GNMA, FNMA and Freddie Mac mortgage-backed securities; these sales resulted in pretax gains of $87 million and $170 million, respectively.
Retained securitization interests
At both June 30, 2007, and December 31, 2006, the Firm had, with respect to its credit card master trusts, $18.3 billion and $19.3 billion, respectively, related to undivided interests, and $2.8 billion and $2.5 billion, respectively, related to subordinated interests in accrued interest and fees on the securitized receivables, net of an allowance for uncollectible amounts. Credit card securitization trusts require the Firm to maintain a minimum undivided interest of 4% to 12% of the principal receivables in the trusts. The Firm maintained an average undivided interest in principal receivables in the trusts of approximately 18% for the six months ended June 30, 2007 and 21% for the year ended December 31, 2006.
The Firm also maintains escrow accounts up to predetermined limits for some credit card and automobile securitizations to cover the unlikely event of deficiencies in cash flows owed to investors. The amounts available in such escrow accounts are recorded in Other assets and, as of June 30, 2007, amounted to $107 million and $29 million for credit card and automobile securitizations, respectively; as of December 31, 2006, these amounts were $153 million and $56 million for credit card and automobile securitizations, respectively.
The following table summarizes other retained securitization interests, which are primarily subordinated or residual interests, and are carried at fair value on the Firm’s Consolidated balance sheets. Investment-grade interests represented 23% and 25% of other retained securitization interests at June 30, 2007, and December 31, 2006, respectively.

(in millions)	June 30, 2007	December 31, 2006

Consumer activities
Credit card(a)(b)	$870	$833
Automobile(a)(c)	118	168
Residential mortgage(a)	180	155
Wholesale activities(d)(e)
Residential mortgages	687	1,032
Commercial and other	55	117

Total(f)	$1,910	$2,305

(a)
Pretax unrealized gains recorded in Stockholders’ equity that relate to retained securitization interests on consumer activities totaled $3 million and $3 million for credit card; $3 million and $4 million for automobile and $46 million and $51 million for residential mortgage at June 30, 2007, and December 31, 2006, respectively.

(b)
The credit card retained interest amount noted above includes subordinated securities retained by the Firm totaling $300 million and $301 million at June 30, 2007, and December 31, 2006, respectively that are classified as AFS securities. The securities are valued using quoted market prices and therefore are not included in the key economic assumptions and sensitivities table that follows.

(c)
In addition to the automobile retained interest amounts noted above, the Firm did not have any retained senior securities at June 30, 2007, but did have $188 million at December 31, 2006, that are classified as AFS securities. These securities are valued using quoted market prices and therefore are not included in the key economic assumption and sensitivities table that follows.

(d)
In addition to the wholesale retained interest amounts noted above, the Firm also retained subordinated securities totaling $24 million at June 30, 2007, and $23 million at December 31, 2006, respectively, predominately from resecuritizations activities that are classified as Trading assets. These securities are valued using quoted market prices and therefore are not included in the key assumptions and sensitivities table that follows.

(e)	Some consumer activities securitization interests are retained by the Investment Bank and reported under Wholesale activities.

(f)
In addition to the retained interests described above, the Firm also held investment-grade interests of $6.8 billion and $3.1 billion at June 30, 2007, and December 31, 2006, respectively, that the Firm expects to sell to investors in the normal course of its underwriting activity or that are purchased in connection with secondary market-making activities.

The table below outlines the key economic assumptions used to determine the fair value of the Firm’s retained interests other than residential MSRs (for a discussion of residential MSRs, see Note 17 on page 101 of this Form 10-Q) in its securitizations at June 30, 2007, and December 31, 2006, respectively; and it outlines the sensitivities of those fair values to immediate 10% and 20% adverse changes in those assumptions.

	Consumer activities				Wholesale activities
June 30, 2007
(in millions, except rates and			Residential		Residential	Commercial
where otherwise noted)	Credit card	Automobile	mortgage		mortgage	and other

Weighted-average life (in years)	0.4–0.5	1.0	1.1–3.8		2.5–4.0	0.2–5.2

Prepayment rate(a)	16.4–20.4%	1.4%	15.6–43.0%		24.5–35.0%	0.0–50.0	%(d)
	PPR	ABS	CPR		CPR	CPR
Impact of 10% adverse change	$(56)	$(1)	$(5)		$(71)	$(1)
Impact of 20% adverse change	(112)	(2)	(10)		(136)	(2)

Loss assumption	3.3–3.9%	0.7%	0.0–1.3	%(b)	0.9–6.8%	0.0–0.8%
Impact of 10% adverse change	$(86)	$(2)	$(3)		$(108)	$(1)
Impact of 20% adverse change	(173)	(5)	(6)		(194)	(1)
Discount rate	12.0%	7.9%	5.8–30.0	%(c)	13.1–21.0%	0.0–14.7%
Impact of 10% adverse change	$(2)	$(1)	$(5)		$(52)	$—
Impact of 20% adverse change	(3)	(2)	(10)		(101)	(1)

	Consumer activities				Wholesale activities
December 31, 2006
(in millions, except rates and			Residential		Residential	Commercial
where otherwise noted)	Credit card	Automobile	mortgage		mortgage	and other

Weighted-average life (in years)	0.4–0.5	1.1	0.2-3.4		1.9–2.5	0.2–5.9

Prepayment rate(a)	17.5–20.4%	1.4%	19.3–41.8%		10.0–42.9%	0.0–50.0	%(d)
	PPR	ABS	CPR		CPR	CPR
Impact of 10% adverse change	$(52)	$(1)	$(4)		$(44)	$(1)
Impact of 20% adverse change	(104)	(3)	(7)		(62)	(2)

Loss assumption	3.5–4.1%	0.7%	0.0–5.1	%(b)	0.1–2.2%	0.0–1.3%
Impact of 10% adverse change	$(87)	$(4)	$(4)		$(45)	$(1)
Impact of 20% adverse change	(175)	(7)	(8)		(89)	(1)
Discount rate	12.0%	7.6%	8.4–30.0	%(c)	16.0–20.0%	0.5–14.0%
Impact of 10% adverse change	$(2)	$(1)	$(3)		$(25)	$(1)
Impact of 20% adverse change	(3)	(2)	(7)		(48)	(2)

(a)	CPR: Constant prepayment rate; PPR: principal payment rate; ABS: absolute prepayment speed.

(b)	Expected credit losses for prime residential mortgage are minimal and are incorporated into other assumptions.

(c)	Residual interests retained from subprime mortgage Net Interest Margin (“NIM”) securitizations are valued using a 30% discount rate.

(d)	Prepayment risk on certain wholesale retained interests for commercial and other are minimal and are incorporated into other assumptions.
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

The table below presents information about delinquencies, net charge-offs (recoveries) and components of reported and securitized financial assets at June 30, 2007, and December 31, 2006 (see footnote (c) below).

				Nonaccrual and 90 days
	Total Loans			or more past due(e)				Net loan charge-offs
	June 30,		Dec. 31,	June 30,		Dec. 31,		Three months ended June 30,		Six months ended June 30,
(in millions)	2007		2006	2007		2006		2007	2006	2007	2006

Home equity	$90,989		$85,730	$483		$454		$98	$30	$166	$63
Mortgage	43,114		59,668	1,034		769		30	9	53	21
Auto loans and leases	41,231		41,009	81		132		63	45	122	96
Credit card receivables	80,495		85,881	1,254		1,344		741	560	1,462	1,127
All other loans	27,240		27,097	335		322		82	29	120	54

Total consumer loans	283,069		299,385	3,187	(f)	3,021	(f)	1,014	673	1,923	1,361
Total wholesale loans	181,968		183,742	251		420		(29)	(19)	(35)	(39)

Total loans reported	465,037		483,127	3,438		3,441		985	654	1,888	1,322

Securitized consumer loans:
Residential mortgage(a)	10,982		7,995	182		191		11	16	25	31
Automobile	3,272		4,878	6		10		3	3	7	7
Credit card	67,506		66,950	862		962		590	561	1,183	1,010

Total consumer loans securitized	81,760		79,823	1,050		1,163		604	580	1,215	1,048
Securitized wholesale activities:

Residential mortgage(a)	21,727		27,275	1,697		544		84	—	111	—
Commercial and other	2,728		13,756	9		6		1	—	7	—

Total securitized wholesale activities	24,455		41,031	1,706		550		85	—	118	—

Total loans securitized(b)	106,215		120,854	2,756		1,713		689	580	1,333	1,048

Total loans reported and securitized(c)	$571,252	(d)	$603,981	$6,194		$5,154		$1,674	$1,234	$3,221	$2,370

(a)	Includes $16.8 billion and $18.6 billion of outstanding principal balances on securitized subprime 1–4 family residential mortgage loans as of June 30, 2007, and December 31, 2006, respectively.

(b)
Total assets held in securitization-related SPEs were $287.5 billion and $262.9 billion at June 30, 2007, and December 31, 2006, respectively. The $106.2 billion and $120.9 billion of loans securitized at June 30, 2007, and December 31, 2006, respectively, excludes: $162.7 billion and $122.5 billion of securitized loans, respectively, in which the Firm’s only continuing involvement is the servicing of the assets; $18.3 billion and $19.3 billion of seller’s interests in credit card master trusts, respectively; and $0.3 billion and $0.2 billion of escrow accounts and other assets, respectively.

(c)	Represents both loans on the Consolidated balance sheets and loans that have been securitized, but excludes loans for which the Firm’s only continuing involvement is servicing of the assets.

(d)	Includes securitized loans that were previously recorded at fair value and classified as Trading assets.

(e)	Includes nonperforming held-for-sale (“HFS”) loans of $240 million and $120 million at June 30, 2007, and December 31, 2006, respectively.

(f)
Excludes nonperforming assets related to (i) loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by U.S. government agencies and U.S. government-sponsored enterprises of $1.2 billion at June 30, 2007, and December 31, 2006; and (ii) education loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program of $200 million and $219 million at June 30, 2007, and December 31, 2006, respectively. These amounts for GNMA and education loans are excluded, as reimbursement is proceeding normally.

NOTE 16 – VARIABLE INTEREST ENTITIES
Refer to Note 1 on page 94 and Note 15 on pages 118–120 of JPMorgan Chase’s 2006 Annual Report for a further description of JPMorgan Chase’s policies regarding consolidation of VIEs as well as the utilization of VIEs by the Firm.
Multi-seller conduits
The following table summarizes the Firm’s involvement with Firm-administered multi-seller conduits.

	Consolidated		Nonconsolidated		Total
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
(in billions)	2007(b)	2006	2007	2006	2007	2006

Total commercial paper issued by conduits	$—	$3.4	$53.5	$44.1	$53.5	$47.5
Commitments
Asset-purchase agreements	$—	$0.5	$85.4	$66.0	$85.4	$66.5
Program-wide liquidity commitments	—	1.0	5.0	4.0	5.0	5.0
Program-wide limited credit enhancements	—	—	1.6	1.6	1.6	1.6

Maximum exposure to loss(a)	$—	$1.0	$86.9	$67.0	$86.9	$68.0

(a)
The Firm’s maximum exposure to loss is limited to the amount of drawn commitments (i.e., sellers’ assets held by the multi-seller conduits for which the Firm provides liquidity support) of $53.0 billion and $43.9 billion at June 30, 2007, and December 31, 2006, respectively, plus contractual but undrawn commitments of $33.9 billion and $24.1 billion at June 30, 2007, and December 31, 2006, respectively. Since the Firm provides credit enhancement and liquidity to Firm administered multi-seller conduits, the maximum exposure is not adjusted to exclude exposure that would be absorbed by third-party liquidity providers.

(b)	The Firm’s administered multi-seller conduits remaining on balance sheet at December 31, 2006, were deconsolidated as of March 31, 2007; the assets deconsolidated totaled approximately $3 billion.
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
Client intermediation
Assets held by credit-linked and municipal bond vehicles at June 30, 2007, and December 31, 2006, were as follows.

(in billions)	June 30, 2007	December 31, 2006

Credit-linked note vehicles(a)	$20.6	$20.2
Municipal bond vehicles(b)	22.7	16.9

(a)
Assets of $1.8 billion reported in the table above were recorded on the Firm’s Consolidated balance sheets at June 30, 2007, and December 31, 2006, due to contractual relationships held by the Firm that relate to collateral held by the VIE.

(b)
Total amounts consolidated due to the Firm owning residual interests were $5.8 billion and $4.7 billion at June 30, 2007, and December 31, 2006, respectively, and are reported in the table. Total liquidity commitments were $15.0 billion and $10.2 billion at June 30, 2007, and December 31, 2006, respectively. The Firm’s maximum credit exposure to all municipal bond vehicles was $20.8 billion and $14.9 billion at June 30, 2007, and December 31, 2006, respectively.

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

Consolidated VIE assets
The following table summarizes the Firm’s total consolidated VIE assets, by classification, on the Consolidated balance sheets, as of June 30, 2007, and December 31, 2006.

(in billions)	June 30, 2007	December 31, 2006

Consolidated VIE assets(a)
Securities purchased under resale agreements(b)	$9.7	$8.0
Trading assets(c)	13.2	9.8
Investment securities	—	0.2
Loans	11.3	15.9
Other assets	3.0	2.9

Total consolidated assets	$37.2	$36.8

(a)
The Firm held $3.5 billion of assets at December 31, 2006, primarily as a seller’s interest, in certain consumer securitizations in a segregated entity, as part of a two-step securitization transaction. The segregated entity was terminated in the beginning of 2007. This interest is included in the securitization activities disclosed in Note 15 on pages 94–98 of this Form 10-Q.

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
Goodwill and other intangible assets consist of the following.

(in millions)	June 30, 2007	December 31, 2006

Goodwill	$45,254	$45,186
Mortgage servicing rights	9,499	7,546
Purchased credit card relationships	2,591	2,935

All other intangibles:
Other credit card–related intangibles	$321	$302
Core deposit intangibles	2,341	2,623
Other intangibles	1,441	1,446

Total All other intangible assets	$4,103	$4,371

Goodwill
The $68 million increase in Goodwill from year-end 2006 primarily resulted from certain acquisitions by Treasury & Securities Services (“TSS”) and tax-related purchase accounting adjustments associated with the Bank One merger, partially offset by a reduction from the adoption of FIN 48. For a discussion of the impact from adopting FIN 48, see Note 20 on page 104.
Goodwill was not impaired at June 30, 2007, or December 31, 2006, nor was any goodwill written off due to impairment during either six months ended June 30, 2007, or June 30, 2006.
Goodwill attributed to the business segments was as follows:

(in millions)	June 30, 2007	December 31, 2006

Investment Bank	$3,581	$3,526
Retail Financial Services	16,851	16,955
Card Services	12,750	12,712
Commercial Banking	2,892	2,901
Treasury & Securities Services	1,674	1,605
Asset Management	7,129	7,110
Corporate (Private Equity)	377	377

Total Goodwill	$45,254	$45,186

Mortgage servicing rights
For a further description of the MSR asset, interest rate risk management, and valuation methodology of MSRs, see Note 16 on pages 121–122 of JPMorgan Chase’s 2006 Annual Report. For a discussion of the valuation of MSRs, see Note 3 on page 76 of this Form 10-Q. The fair value of MSRs is sensitive to changes in interest rates, including their effect on prepayment speeds. JPMorgan Chase uses a combination of derivatives and trading instruments to manage changes in the fair value of MSRs. The intent is to offset any changes in the fair value of MSRs with changes in the fair value of the related risk management instruments. MSRs decrease in value when interest rates decline. Conversely, securities (such as mortgage–backed securities), principal-only certificates and certain derivatives (when the Firm receives fixed-rate interest payments) increase in value when interest rates decline.
The following table summarizes MSR activity, for the three and six months ended June 30, 2007 and 2006.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2007	2006	2007	2006

Balance at beginning of period after valuation allowance	$7,937	$7,539	$7,546	$6,452
Cumulative effect of change in accounting principle	—	—	—	230

Fair value at beginning of period	7,937	7,539	7,546	6,682

Originations of MSRs	704	410	1,268	754
Purchase of MSRs	289	199	386	350

Total additions	993	609	1,654	1,104

Change in valuation due to inputs and assumptions(a)	952	491	1,060	1,202
Other changes in fair value(b)	(383)	(392)	(761)	(741)

Total change in fair value	569	99	299	461

Fair value at June 30	$9,499	$8,247	$9,499	$8,247

Change in unrealized gains included in income related to MSRs held at June 30, 2007	$952	NA	$1,060	NA

Contractual service fees, late fees and other ancillary fees included in Mortgage fees and related income	$559	$494	$1,115	$984

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

(b)
Includes changes in the MSR value due to modeled servicing portfolio runoff (or time decay). This caption represents the impact of cash settlements per the SFAS 157 disclosure for fair value measurement using significant unobservable inputs (level 3). These changes in fair value are recorded in Mortgage fees and related income.

The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at June 30, 2007 and December 31, 2006, respectively; and it outlines the sensitivities of those fair values to immediate 10% and 20% adverse changes in those assumptions.

	June 30,	December 31,
(in millions, except rates and where otherwise noted)	2007	2006

Weighted-average prepayment speed assumption (CPR)	14.37%	17.02%
Impact on fair value of 10% adverse change	$(418)	$(381)
Impact on fair value of 20% adverse change	(799)	(726)

Weighted-average discount rate	9.55%	9.32%
Impact on fair value of 10% adverse change	$(357)	$(254)
Impact on fair value of 20% adverse change	(689)	(491)

Third-party Mortgage loans serviced (in billions)	$572.4	$526.7

CPR: Constant prepayment rate
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

Purchased credit card relationships and All other intangible assets
For the six months ended June 30, 2007, Purchased credit card relationships and All other intangibles decreased by $612 million primarily as a result of amortization expense.
Except for $513 million of indefinite-lived intangibles related to asset management advisory contracts which are not amortized, but instead are tested for impairment at least annually, the remainder of the Firm’s other acquired intangible assets are subject to amortization.
The components of credit card relationships, core deposits and other intangible assets were as follows.

	June 30, 2007				December 31, 2006
				Net				Net
	Gross	Accumulated		carrying	Gross	Accumulated		carrying
(in millions)	amount	amortization		value	amount	amortization		value

Purchased credit card relationships	$5,736	$3,145		$2,591	$5,716	$2,781		$2,935
All other intangibles:
Other credit card–related intangibles	$391	$70		$321	$367	$65		$302
Core deposit intangibles	4,281	1,940		2,341	4,283	1,660		2,623
Other intangibles	2,018	577	(a)	1,441	1,961	515	(a)	1,446

(a)	Includes $5 million of amortization expense related to servicing assets on securitized automobile loans for the six months ended June 30, 2007 and 2006.

Amortization expense	Three months ended June 30,		Six months ended June 30,
(in millions)	2007	2006	2007	2006

Purchased credit card relationships	$182	$186	$364	$371
All other intangibles:
Other credit card–related intangibles	3	1	5	2
Core deposit intangibles	140	137	280	275
Other intangibles	28	33	57	64

Total amortization expense	$353	$357	$706	$712

Future amortization expense
The following table presents estimated amortization expenses related to credit card relationships, core deposits and All other intangible assets at June 30, 2007.

	Purchased	Other credit	Core
	credit card	card–related	deposit	Other
For the year: (in millions)	relationships	intangibles	intangibles	intangibles	Total

2007(a)	$709	$10	$555	$115	$1,389
2008	596	18	479	109	1,202
2009	426	23	397	101	947
2010	346	31	336	86	799
2011	286	36	293	76	691

(a)	Includes $364 million, $5 million, $280 million and $57 million of amortization expense related to purchased credit card relationships, other credit card-related intangibles, core deposit intangibles and other intangibles, respectively, recognized during the first six months of 2007.

NOTE 18 – EARNINGS PER SHARE
For a discussion of the computation of basic and diluted earnings per share (“EPS”) see Note 22 on page 126 of JPMorgan Chase’s 2006 Annual Report. The following table presents the calculation of basic and diluted EPS for the three and six months ended June 30, 2007 and 2006.

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2007	2006	2007	2006

Basic earnings per share
Income from continuing operations	$4,234	$3,484	$9,021	$6,511
Discontinued operations	—	56	—	110

Net income	$4,234	$3,540	$9,021	$6,621
Less: preferred stock dividends	—	—	—	4

Net income applicable to common stock	$4,234	$3,540	$9,021	$6,617
Weighted-average basic shares outstanding	3,415	3,474	3,436	3,473

Income from continuing operations per share	$1.24	$1.00	$2.63	$1.87
Discontinued operations per share	—	0.02	—	0.04

Net income per share	$1.24	$1.02	$2.63	$1.91

Diluted earnings per share
Net income applicable to common stock	$4,234	$3,540	$9,021	$6,617

Weighted-average basic shares outstanding	3,415	3,474	3,436	3,473
Add: Employee restricted stock, RSUs, stock options and SARs	107	98	105	98

Weighted-average diluted shares outstanding(a)	3,522	3,572	3,541	3,571

Income from continuing operations per share	$1.20	$0.98	$2.55	$1.82
Discontinued operations per share	—	0.01	—	0.03

Net income per share	$1.20	$0.99	$2.55	$1.85

(a)
Options issued under employee benefit plans to purchase 86 million and 147 million shares of common stock were outstanding for the three months ended June 30, 2007 and 2006, respectively, and 95 million and 154 million year-to-date 2007 and 2006, respectively, but were not included in the computation of diluted EPS because the options were antidilutive.

NOTE 19 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the after-tax change in unrealized gains and losses on AFS securities, foreign currency translation adjustments (including the impact of related derivatives), cash flow hedging activities and for 2007, the net actuarial loss and prior service cost related to the Firm’s defined benefit pension and OPEB plans.

					Net actuarial loss
					and prior service
					costs (credit) of
Six months ended	Unrealized		Translation	Cash	defined benefit	Accumulated other
June 30, 2007	gains (losses)		adjustments,	flow	pension and	comprehensive
(in millions)	on AFS securities(a)		net of hedges	hedges	OPEB plans(e)	income (loss)

Balance at January 1, 2007	$29		$5	$(489)	$(1,102)	$(1,557)
Cumulative effect of changes in accounting principles (SFAS 159)	(1)		—	—	—	(1)

Balance at January 1, 2007, adjusted	28		5	(489)	(1,102)	(1,558)
Net change	(677	)(b)	6 (c)	30 (d)	119 (f)	(522)

Balance at June 30, 2007	$(649)		$11	$(459)	$(983)	$(2,080)

					Net actuarial loss
					and prior service
					costs (credit) of
Six months ended	Unrealized		Translation	Cash	defined benefit	Accumulated other
June 30, 2006	gains (losses)		adjustments,	flow	pension and	comprehensive
(in millions)	on AFS securities(a)		net of hedges	hedges	OPEB plans(e)	income (loss)

Balance at January 1, 2006	$(224)		$(8)	$(394)	$ NA	$(626)
Net change	(727	)(b)	6 (c)	129 (d)	NA	(592)

Balance at June 30, 2006	$(951)		$(2)	$(265)	$ NA	$(1,218)

(a)	Represents the after-tax difference between the fair value and amortized cost of the AFS securities portfolio and retained interests in securitizations recorded in Other assets.

(b)	The net change, for the six months ended June 30, 2007 and 2006, was due primarily to higher interest rates, partially offset by sales of investment securities.

(c)
June 30, 2007 and 2006, included $177 million and $203 million, respectively, of after-tax gains (losses) on foreign currency translation from operations for which the functional currency is other than the U.S. dollar offset by $(171) million and $(197) million, respectively, of after-tax gains (losses) on hedges.

(d)
The net change, for the six months ended June 30, 2007, included $65 million of after-tax losses recognized in income and $35 million of after-tax losses representing the net change in derivative fair value that was reported in comprehensive income. The net change for the six months ended June 30, 2006, included $23 million of after-tax losses recognized in income and $106 million of after-tax gains representing the net change in derivative fair value that was reported in comprehensive income.

(e)	For further discussion of SFAS 158, see Note 7 on pages 100–105 of JPMorgan Chase’s 2006 Annual Report.

(f)
The net change for the six months ended June 30, 2007, represents the true-up adjustments, net of tax, based upon the final 2006 actuarial valuation for the U.S. defined benefit pension plan and 2007 actuarial valuation for the U.S. OPEB plan, partially offset by the amortization of net actuarial loss and prior service cost (credit), net of tax, into net periodic benefit cost.

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
At January 1, 2007, JPMorgan Chase’s liability for unrecognized tax benefits, excluding related interest expense and penalties, was $4.7 billion of which $1.0 billion, if recognized, would reduce the effective tax rate. It is reasonably possible that unrecognized tax benefits could change significantly over the next twelve months. JPMorgan Chase does not expect that any such changes would have a material impact on its effective tax rate over the next twelve months.
The Firm recognizes interest expense and penalties related to income tax liabilities in Income tax expense. Included in Accounts payable, accrued expenses and other liabilities at January 1, 2007, in addition to the Firm’s liability for unrecognized tax benefits, was $1.3 billion for income tax-related interest and penalties, of which the penalty component was not material.
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

NOTE 21 – COMMITMENTS AND CONTINGENCIES
Litigation reserve
The Firm maintains litigation reserves for certain of its outstanding litigation. In accordance with the provisions of SFAS 5, JPMorgan Chase accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. While the outcome of litigation is inherently uncertain, management believes, in light of all information known to it at June 30, 2007, the Firm’s litigation reserves were adequate at such date. Management reviews litigation reserves periodically, and the reserves may be increased or decreased in the future to reflect further litigation developments. The Firm believes it has meritorious defenses to claims asserted against it in its currently outstanding litigation and, with respect to such litigation, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of stockholders.
NOTE 22 – ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The majority of JPMorgan Chase’s derivatives are entered into for trading purposes. Derivatives are also utilized by the Firm as an end-user to hedge market exposures, to modify the interest rate characteristics of related balance sheet instruments or to meet longer-term investment objectives. Both trading and end-user derivatives are recorded in Trading assets and Trading liabilities. For a further discussion of the Firm’s use of and accounting policies regarding derivative instruments, see Note 28 on pages 131-132 of JPMorgan Chase’s 2006 Annual Report. The following table presents derivative instrument hedging-related activities for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2007	2006	2007	2006

Fair value hedge ineffective net gains/(losses)(a)	$36	$(29)	$44	$(59)
Cash flow hedge ineffective net gains(a)	4	6	5	4
Cash flow hedging gains/(losses) on forecasted transactions that failed to occur	—	—	—	—

(a)	Includes ineffectiveness and the components of hedging instruments that have been excluded from the assessment of hedge effectiveness.
Over the next 12 months, it is expected that $151 million (after-tax) of net losses recorded in Accumulated other comprehensive income (loss) at June 30, 2007, will be recognized in earnings. The maximum length of time over which forecasted transactions are hedged is 10 years, and such transactions primarily relate to core lending and borrowing activities.
NOTE 23 – OFF–BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS AND GUARANTEES
For a discussion of off–balance sheet lending-related financial instruments and guarantees, and the Firm’s related accounting policies, see Note 29 on pages 132–134 of JPMorgan Chase’s 2006 Annual Report. To provide for the risk of loss inherent in wholesale-related contracts, an allowance for credit losses on lending-related commitments is maintained. See Note 14 on pages 93–94 of this Form 10-Q for a further discussion regarding the allowance for credit losses on lending-related commitments.

The following table summarizes the contractual amounts of off–balance sheet lending-related financial instruments and guarantees and the related allowance for credit losses on lending-related commitments at June 30, 2007, and December 31, 2006.
Off–balance sheet lending-related financial instruments and guarantees

			Allowance for
	Contractual amount		lending-related commitments
	June 30,	December 31,	June 30,	December 31,
(in millions)	2007	2006	2007	2006

Lending-related
Consumer(a)	$781,663	$747,535	$23	$25
Wholesale:
Other unfunded commitments to extend credit (b)(c)(d)	242,660	229,204	490	305
Asset purchase agreements(e)	91,493	67,529	11	6
Standby letters of credit and guarantees(c)(f)(g)	95,612	89,132	241	187
Other letters of credit(c)	5,953	5,559	1	1

Total wholesale	435,718	391,424	743	499

Total lending-related	$1,217,381	$1,138,959	$766	$524

Other guarantees
Securities lending guarantees(h)	$400,132	$318,095	NA	NA
Derivatives qualifying as guarantees(i)	82,863	71,531	NA	NA

(a)
Includes credit card lending-related commitments of $685.3 billion at June 30, 2007, and $657.1 billion at December 31, 2006, which represent the total available credit to the Firm’s cardholders. The Firm has not experienced, and does not anticipate, that all of its cardholders will utilize their entire available lines of credit at the same time. The Firm can reduce or cancel a credit card commitment by providing the cardholder prior notice or, in some cases, without notice as permitted by law.

(b)
Includes unused advised lines of credit totaling $40.2 billion at June 30, 2007, and $39.0 billion at December 31, 2006, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable.

(c)	Represents contractual amount net of risk participations totaling $26.5 billion at June 30, 2007, and $32.8 billion at December 31, 2006.

(d)	Excludes firmwide unfunded commitments to private third-party equity funds of $839 million and $686 million at June 30, 2007, and December 31, 2006, respectively.

(e)
Largely represents asset purchase agreements to the Firm’s administered multi-seller asset-backed commercial paper conduits. It also includes $1.4 billion of asset purchase agreements to other third party entities at June 30, 2007 and December 31, 2006.

(f)	JPMorgan Chase held collateral relating to $14.4 billion and $13.5 billion of these arrangements at June 30, 2007, and December 31, 2006, respectively.

(g)	Includes unused commitments to issue standby letters of credit of $52.8 billion and $45.7 billion at June 30, 2007, and December 31, 2006, respectively.

(h)	Collateral held by the Firm in support of securities lending indemnification agreements was $402.6 billion at June 30, 2007, and $317.9 billion at December 31, 2006.

(i)	Represents notional amounts of derivatives qualifying as guarantees. For further discussion of guarantees, see Note 29 on pages 132–134 of JPMorgan Chase’s 2006 Annual Report.
For a discussion of the off–balance sheet lending-related arrangements the Firm considers to be guarantees under FIN 45, and the related accounting policies, see Note 29 on pages 132–134 of JPMorgan Chase’s 2006 Annual Report. The amount of the liability related to FIN 45 guarantees recorded at June 30, 2007, and December 31, 2006, excluding commitments and derivative contracts discussed above, was $317 million and $297 million, respectively.
In addition to the contracts described above, there are certain derivative contracts to which the Firm is a counterparty that meet the characteristics of a guarantee under FIN 45. For a discussion of the derivatives the Firm considers to be guarantees, and the related accounting policies, see Note 29 on pages 132–134 of JPMorgan Chase’s 2006 Annual Report. The total notional value of the derivatives that the Firm deems to be guarantees was $83 billion and $72 billion at June 30, 2007, and December 31, 2006, respectively. The fair value of these contracts was a derivative receivable of $226 million and $230 million, and a derivative payable of $1.3 billion and $987 million at June 30, 2007, and December 31, 2006, respectively.
NOTE 24 – DISCONTINUED OPERATIONS
On October 1, 2006, JPMorgan Chase completed the acquisition of The Bank of New York’s consumer, small-business and middle-market banking businesses in exchange for selected corporate trust businesses plus a cash payment of $150 million. The Firm may also make a future payment to The Bank of New York of up to $50 million depending on certain new account openings. During the quarter and six months ended June 30, 2006, Income from discontinued operations was $56 million and $110 million, respectively. There was no income from discontinued operations during the first six months of 2007.

JPMorgan Chase provides certain transitional services to The Bank of New York for a defined period of time after the closing date. The Bank of New York compensates JPMorgan Chase for these transitional services.
NOTE 25 – BUSINESS SEGMENTS
JPMorgan Chase is organized into six major reportable business segments: IB, RFS, CS, Commercial Banking (“CB”), TSS and Asset Management (“AM”), as well as a Corporate segment. The segments are based upon the products and services provided or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a definition of managed basis, see the footnotes to the tables below. For a further discussion concerning JPMorgan Chase’s business segments, see Business segment results on page 16 of this Form 10-Q, and pages 34–35 and Note 33 on pages 139–141 of JPMorgan Chase’s 2006 Annual Report.
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
Segment results
The following tables provide a summary of the Firm’s segment results for the three and six months ended June 30, 2007 and 2006, on a managed basis. The impact of credit card securitization adjustments have been included in Reconciling items so that the total Firm results are on a reported basis. Finally, Total net revenue (Noninterest revenue and Net interest income) for each of the segments is presented on a tax-equivalent basis. Accordingly, revenue from tax-exempt securities and investments that receive tax credits are presented in the managed results on a basis comparable to taxable securities and investments. This approach allows management to assess the comparability of revenues arising from both taxable and tax-exempt sources. The corresponding income tax impact related to these items is recorded within income tax expense (benefit). The following tables summarize the business segment results and reconciliation to reported U.S. GAAP results.

Segment results and reconciliation(a)	Investment	Retail Financial	Card	Commercial
Three months ended June 30, 2007 (in millions, except ratios)	Bank	Services	Services(d)	Banking

Noninterest revenue	$4,936	$1,684	$762	$312
Net interest income	862	2,673	2,955	695

Total net revenue	5,798	4,357	3,717	1,007

Provision for credit losses	164	587	1,331	45
Credit reimbursement (to)/from TSS(b)	30	—	—	—
Total noninterest expense(c)	3,854	2,484	1,188	496

Income from continuing operations before income tax expense	1,810	1,286	1,198	466
Income tax expense	631	501	439	182

Income from continuing operations	1,179	785	759	284
Income from discontinued operations	—	—	—	—

Net income	$1,179	$785	$759	$284

Average equity	$21,000	$16,000	$14,100	$6,300
Average assets	696,230	216,692	154,406	84,687
Return on average equity	23%	20%	22%	18%
Overhead ratio	66	57	32	49

	Treasury &	Asset		Reconciling
Three months ended June 30, 2007 (in millions, except ratios)	Securities Services	Management	Corporate	Items(d)(e)	Total

Noninterest revenue	$ 1,231	$ 1,844	$1,235	$589	$12,593
Net interest income	510	293	(173)	(1,500)	6,315

Total net revenue	1,741	2,137	1,062	(911)	18,908

Provision for credit losses	—	(11)	3	(590)	1,529
Credit reimbursement (to)/from TSS(b)	(30)	—	—	—	—
Total noninterest expense(c)	1,149	1,355	502	—	11,028

Income (loss) from continuing operations before income tax expense	562	793	557	(321)	6,351
Income tax expense (benefit)	210	300	175	(321)	2,117

Income from continuing operations	352	493	382	—	4,234
Income from discontinued operations	—	—	—	—	—

Net income	$ 352	$ 493	$382	$—	$4,234

Average equity	$ 3,000	$ 3,750	$53,901	$—	$118,051
Average assets	50,687	51,710	243,494	(65,920)	1,431,986
Return on average equity	47%	53%	NM	NM	14%
Overhead ratio	66	63	NM	NM	58

	Investment	Retail Financial	Card	Commercial
Three months ended June 30, 2006 (in millions, except ratios)	Bank	Services	Services(d)	Banking

Noninterest revenue	$4,245	$ 1,213	$702	$274
Net interest income	84	2,566	2,962	675

Total net revenue	4,329	3,779	3,664	949

Provision for credit losses	(62)	100	1,031	(12)
Credit reimbursement (to)/from TSS(b)	30	—	—	—
Total noninterest expense(c)	3,091	2,259	1,249	496

Income from continuing operations before income tax expense	1,330	1,420	1,384	465
Income tax expense	491	552	509	182

Income from continuing operations	839	868	875	283
Income from discontinued operations	—	—	—	—

Net income	$839	$ 868	$875	$283

Average equity	$21,000	$ 14,300	$14,100	$5,500
Average assets	672,056	234,097	144,284	56,561
Return on average equity	16%	24%	25%	21%
Overhead ratio	71	60	34	52

	Treasury &	Asset		Reconciling
Three months ended June 30, 2006 (in millions, except ratios)	Securities Services	Management	Corporate	Items(d)(e)	Total

Noninterest revenue	$1,045	$1,372	$290	$767	$9,908
Net interest income	543	248	(355)	(1,545)	5,178

Total net revenue	1,588	1,620	(65)	(778)	15,086

Provision for credit losses	4	(7)	—	(561)	493
Credit reimbursement (to)/from TSS(b)	(30)	—	—	—	—
Total noninterest expense(c)	1,050	1,081	156	—	9,382

Income (loss) from continuing operations before income tax expense	504	546	(221)	(217)	5,211
Income tax expense (benefit)	188	203	(181)	(217)	1,727

Income (loss) from continuing operations	316	343	(40)	—	3,484
Income from discontinued operations	—	—	56	—	56

Net income	$316	$343	$16	$—	$3,540

Average equity	$2,200	$3,500	$48,357	$—	$108,957
Average assets	31,774	43,228	218,782	(66,913)	1,333,869
Return on average equity	58%	39%	NM	NM	13%
Overhead ratio	66	67	NM	NM	62

	Investment	Retail Financial	Card	Commercial
Six months ended June 30, 2007 (in millions, except ratios)	Bank	Services	Services(d)	Banking

Noninterest revenue	$10,567	$3,173	$1,453	$647
Net interest income	1,485	5,290	5,944	1,363

Total net revenue	12,052	8,463	7,397	2,010

Provision for credit losses	227	879	2,560	62
Credit reimbursement (to)/from TSS(b)	60	—	—	—
Noninterest expense(c)	7,685	4,891	2,429	981

Income from continuing operations before income tax expense	4,200	2,693	2,408	967
Income tax expense	1,481	1,049	884	379

Income from continuing operations	2,719	1,644	1,524	588
Income from discontinued operations	—	—	—	—

Net income	$2,719	$1,644	$1,524	$588

Average equity	$21,000	$16,000	$14,100	$6,300
Average assets	677,581	216,912	155,333	83,622
Return on average equity	26%	21%	22%	19%
Overhead ratio	64	58	33	49

	Treasury &			Reconciling
Six months ended June 30, 2007 (in millions, except ratios)	Securities Services	Asset Management	Corporate	Items(d)(e)	Total

Noninterest revenue	$2,255	$3,503	$2,620	$1,225	$25,443
Net interest income	1,012	538	(290)	(2,909)	12,433

Total net revenue	3,267	4,041	2,330	(1,684)	37,876

Provision for credit losses	6	(20)	6	(1,183)	2,537
Credit reimbursement (to)/from TSS(b)	(60)	—	—	—	—
Noninterest expense(c)	2,224	2,590	856	—	21,656

Income (loss) from continuing operations before income tax expense	977	1,471	1,468	(501)	13,683
Income tax expense (benefit)	362	553	455	(501)	4,662

Income from continuing operations	615	918	1,013	—	9,021
Income from discontinued operations	—	—	—	—	—

Net income	$615	$918	$1,013	$—	$9,021

Average equity	$3,000	$3,750	$53,003	$—	$117,153
Average assets	48,359	48,779	240,530	(65,519)	1,405,597
Return on average equity	41%	49%	NM	NM	16%
Overhead ratio	68	64	NM	NM	57

	Investment	Retail Financial	Card	Commercial
Six months ended June 30, 2006 (in millions, except ratios)	Bank	Services	Services(d)	Banking

Noninterest revenue	$8,883	$2,414	$1,374	$507
Net interest income	274	5,128	5,975	1,342

Total net revenue	9,157	7,542	7,349	1,849

Provision for credit losses	121	185	2,047	(5)
Credit reimbursement (to)/from TSS(b)	60	—	—	—
Noninterest expense(c)	6,411	4,497	2,492	994

Income from continuing operations before income tax expense	2,685	2,860	2,810	860
Income tax expense	996	1,111	1,034	337

Income from continuing operations	1,689	1,749	1,776	523
Income from discontinued operations	—	—	—	—

Net income	$1,689	$1,749	$1,776	$523

Average equity	$20,503	$14,099	$14,100	$5,500
Average assets	659,209	232,849	145,134	55,671
Return on average equity	17%	25%	25%	19%
Overhead ratio	70	60	34	54

	Treasury &	Asset		Reconciling
Six months ended June 30, 2006 (in millions, except ratios)	Securities Services	Management	Corporate	Items(d)(e)	Total

Noninterest revenue	$2,023	$2,710	$433	$1,746	$20,090
Net interest income	1,050	494	(902)	(3,190)	10,171

Total net revenue	3,073	3,204	(469)	(1,444)	30,261

Provision for credit losses	—	(14)	—	(1,010)	1,324
Credit reimbursement (to)/from TSS(b)	(60)	—	—	—	—
Noninterest expense(c)	2,098	2,179	491	—	19,162

Income (loss) from continuing operations before income tax expense	915	1,039	(960)	(434)	9,775
Income tax expense (benefit)	337	383	(500)	(434)	3,264

Income (loss) from continuing operations	578	656	(460)	—	6,511
Income from discontinued operations	—	—	110	—	110

Net income (loss)	$578	$656	$(350)	$—	$6,621

Average equity	$2,372	$3,500	$47,993	$—	$108,067
Average assets	30,509	42,126	193,084	(67,233)	1,291,349
Return on average equity	49%	38%	NM	NM	12%
Overhead ratio	68	68	NM	NM	63

(a)	In addition to analyzing the Firm’s results on a reported basis, management reviews the Firm’s and the lines’ of business results on a “managed” basis, which is a non-GAAP financial measure. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications that do not have any impact on Net income as reported by the lines of business or by the Firm as a whole.

(b)	TSS reimburses the IB for credit portfolio exposures the IB manages on behalf of clients the segments share.

(c)	Includes Merger costs which are reported in the Corporate segment. Merger costs attributed to the business segments for the three and six months ended June 30, 2007 and 2006 were as follows.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2007	2006	2007	2006

Investment Bank	$—	$(1)	$—	$1
Retail Financial Services	1	3	11	10
Card Services	1	3	1	16
Commercial Banking	—	1	—	1
Treasury & Securities Services	31	29	63	55
Asset Management	5	8	7	14
Corporate	26	43	44	60

Total Merger costs	$64	$86	$126	$157

(d)	Managed results for CS exclude the impact of credit card securitizations on Total net revenue, Provision for credit losses and Average assets, as JPMorgan Chase treats the sold receivables as if they were still on the balance sheet in evaluating the overall performance of CS as operations are funded, and decisions are made about allocating resources such as employees and capital, based upon managed information. These adjustments are eliminated in Reconciling items to arrive at the Firm’s reported U.S. GAAP results. The related securitization adjustments were as follows.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2007	2006	2007	2006

Noninterest revenue	$(788)	$(937)	$(1,534)	$(2,062)
Net interest income	1,378	1,498	2,717	3,072
Provision for credit losses	590	561	1,183	1,010
Average assets	65,920	66,913	65,519	67,233

(e)	Segment managed results reflect revenues on a tax-equivalent basis with the corresponding income tax impact recorded within Income tax expense. These adjustments are eliminated in Reconciling items to arrive at the Firm’s reported U.S. GAAP results. Tax-equivalent adjustments for the three and six months ended June 30, 2007 and 2006 were as follows.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2007	2006	2007	2006

Noninterest revenue	$199	$170	$309	$316
Net interest income	122	47	192	118
Income tax expense	321	217	501	434

JPMORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEETS, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

	Three months ended June 30, 2007			Three months ended June 30, 2006
	Average		Rate	Average		Rate
	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)

Assets
Deposits with banks	$18,153	$207	4.56%	$39,193	$434	4.43%
Federal funds sold and securities purchased under resale agreements	132,768	1,652	4.99	128,740	1,224	3.81
Securities borrowed	90,810	1,203	5.31	86,742	842	3.89
Trading assets – debt instruments	294,931	4,300	5.85	204,551	2,720	5.33
Securities: Available-for-sale	96,864	1,371	5.68 (c)	82,772	1,125	5.45 (c)
Held-to-maturity	57	1	6.16	73	1	6.44
Interests in purchased receivables	—	—	NM	26,221	321	4.92
Loans	465,763	8,877	7.65	442,601	7,997	7.25

Total interest-earning assets	1,099,346	17,611	6.43	1,010,893	14,664	5.82
Allowance for loan losses	(7,295)			(7,224)
Cash and due from banks	32,788			32,438
Trading assets – equity instruments	85,830			70,045
Trading assets – derivative receivables	61,736			60,340
Goodwill	45,181			43,523
Other intangible assets Mortgage servicing rights	8,371			7,937
Purchased credit card relationships	2,677			3,208
All other intangibles	4,177			4,311
Other assets	99,175			85,365
Assets of discontinued operations held-for-sale(a)	—			23,033

Total assets	$1,431,986			$1,333,869

Liabilities
Interest bearing deposits	$513,451	$5,342	4.17%	$449,782	$4,118	3.67%
Federal funds purchased and securities sold under repurchase agreements	209,323	2,710	5.19	184,943	1,980	4.30
Commercial paper	25,282	311	4.92	17,484	188	4.31
Other borrowings(b)	100,715	1,177	4.69	103,150	1,267	4.93
Beneficial interests issued by consolidated VIEs	13,641	109	3.22	43,470	527	4.86
Long-term debt	162,465	1,525	3.77	125,723	1,359	4.34

Total interest-bearing liabilities	1,024,877	11,174	4.37	924,552	9,439	4.09
Noninterest-bearing deposits	123,277			125,999
Trading liabilities – derivative payables	62,205			61,385
All other liabilities, including the allowance for lending-related commitments	103,576			90,845
Liabilities of discontinued operations held-for-sale(a)	—			22,131

Total liabilities	1,313,935			1,224,912

Stockholders’ equity
Preferred stock	—			—
Common stockholders’ equity	118,051			108,957

Total stockholders’ equity	118,051			108,957

Total liabilities and stockholders’ equity	$1,431,986			$1,333,869

Interest rate spread			2.06%			1.73%
Net interest income and net yield on interest-earning assets		$6,437	2.35%		$5,225	2.07%

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

(b)	Includes securities sold but not yet purchased.

(c)	For the quarters ended June 30, 2007 and 2006, the annualized rate for available-for-sale securities based upon amortized cost was 5.66% and 5.37%, respectively.

JPMORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEETS, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

	Six months ended June 30, 2007			Six months ended June 30, 2006
	Average		Rate	Average		Rate
	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)
Assets
Deposits with banks	$17,193	$393	4.61%	$29,984	$654	4.40%
Federal funds sold and securities purchased under resale agreements	134,127	3,307	4.97	129,003	2,417	3.78
Securities borrowed	84,822	2,256	5.36	85,488	1,570	3.70
Trading assets – debt instruments	276,109	8,095	5.91	195,167	5,289	5.46
Securities: Available-for-sale	96,065	2,704	5.68 (c)	71,518	1,917	5.40 (c)
Held-to-maturity	63	2	5.86	75	2	6.54
Interests in purchased receivables	—	—	NM	28,114	652	4.68
Loans	466,604	17,560	7.59	435,859	15,470	7.16

Total interest-earning assets	1,074,983	34,317	6.44	975,208	27,971	5.78
Allowance for loan losses	(7,277)			(7,173)
Cash and due from banks	31,495			32,325
Trading assets – equity instruments	87,302			70,402
Trading assets – derivative receivables	60,267			56,209
Goodwill	45,153			43,462
Other intangible assets Mortgage servicing rights	8,079			7,293
Purchased credit card relationships	2,759			3,214
All other intangibles	4,237			4,289
Other assets	98,599			84,881
Assets of discontinued operations held-for-sale(a)	—			21,239

Total assets	$1,405,597			$1,291,349

Liabilities
Interest bearing deposits	$506,125	$10,337	4.12%	$434,925	$7,669	3.56%
Federal funds purchased and securities sold under repurchase agreements	204,316	5,210	5.14	171,953	3,509	4.12
Commercial paper	23,819	580	4.91	16,403	338	4.15
Other borrowings(b)	98,202	2,372	4.87	105,413	2,638	5.05
Beneficial interests issued by consolidated VIEs	14,811	260	3.54	42,835	934	4.40
Long-term debt	155,345	2,933	3.81	122,318	2,594	4.28

Total interest-bearing liabilities	1,002,618	21,692	4.36	893,847	17,682	3.99
Noninterest-bearing deposits	123,610			125,318
Trading liabilities – derivative payables	59,848			58,132
All other liabilities, including the allowance for lending-related commitments	102,368			85,683
Liabilities of discontinued operations held-for-sale(a)	—			20,234

Total liabilities	1,288,444			1,183,214

Stockholders’ equity
Preferred stock	—			68
Common stockholders’ equity	117,153			108,067

Total stockholders’ equity	117,153			108,135

Total liabilities and stockholders’ equity	$1,405,597			$1,291,349

Interest rate spread			2.08%			1.79%
Net interest income and net yield on interest-earning assets		$12,625	2.37%		$10,289	2.13%

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

(b)	Includes securities sold but not yet purchased.

(c)	For the six months ended June 30, 2007 and 2006, the annualized rate for available-for-sale securities based upon amortized cost was 5.67% and 5.33%, respectively.

GLOSSARY OF TERMS

ACH: Automated Clearing House.
AICPA: American Institute of Certified Public Accountants.
AICPA Statement of Position (“SOP”) 07-1: “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.”
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
EITF Issue 06-11: “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.”
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

FSP FIN 39-1: “Amendment of FASB Interpretation No. 39.”
FSP FIN 46(R)-7: “Application of FASB Interpretation No. 46(R) to Investment Companies.”
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
Managed average assets: Refers to total assets on the Firm’s balance sheet plus credit card receivables that have been securitized.
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
Principal transactions (revenue): Realized and unrealized gains and losses from trading activities (including physical commodities inventories that are accounted for at the lower of cost or fair value) and changes in fair value associated with instruments held by the Investment Bank for which the SFAS 159 fair value option was elected. Principal transactions revenue also include private equity gains and losses.
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
Credit portfolio revenue includes Net interest income, fees and loan sale activity for IB’s credit portfolio. Credit portfolio revenue also includes gains or losses on securities received as part of a loan restructuring, and changes in the CVA, which is the component of the fair value of a derivative that reflects the credit quality of the counterparty. Credit portfolio revenue also includes the results of risk management related to the Firm’s lending and derivative activities. In addition, Credit portfolio revenue includes an adjustment to the valuation of the Firm’s derivative liabilities measured at fair value that reflects the credit quality of the Firm, in conjunction with SFAS 157.
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
Net mortgage servicing revenue includes the following components:
(a)	Servicing revenue represents all gross income earned from servicing third-party mortgage loans including stated service fees, excess service fees, late fees, and other ancillary fees.

(b)	Changes in MSR asset fair value due to:
–	market-based inputs such as interest rates and volatility, as well as updates to valuation assumptions used in the MSR valuation model.

–	servicing portfolio runoff (or time decay).
(c)
Derivative valuation adjustments and other, which represents changes in the fair value of derivative instruments used to offset the impact of changes in the market-based inputs to the MSR valuation model.

MSR risk management results include changes in the MSR asset fair value due to inputs or assumptions and derivative valuation adjustments and other.

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
Correspondent – Correspondents are banks, thrifts, other mortgage banks and other financial institutions that sell closed loans to the Firm.
Correspondent negotiated transactions (“CNT”) – Correspondent negotiated transactions exclude purchased bulk servicing transactions and occur when mid- to large-sized mortgage lenders, banks and bank-owned mortgage companies sell servicing to the Firm on an as-originated basis. These transactions supplement traditional production channels and provide growth opportunities in the servicing portfolio in stable and rising-rate periods.
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
Additional factors that may cause future results to differ materially from forward-looking statements are discussed in Part I, Item 1A: Risk Factors in the Firm’s 2006 Annual Report to which reference is hereby made. There is no assurance that any list of risks and uncertainties or risk factors is complete.
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

Item 3 Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see the Market Risk Management section of the management’s discussion and analysis (“MD&A”) on pages 62–65 of this Form 10-Q.
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
There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the second quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
Part II Other Information
Item 1 Legal proceedings
The following information supplements and amends the disclosure set forth under Part I, Item 3 “Legal proceedings” in the Firm’s 2006 Annual Report, and Part II, Item 1 “Legal Proceedings” in the Firm’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2007 (the “Firm’s SEC filings”).
Enron litigation. In the purported consolidated class action lawsuit by JPMorgan Chase stockholders, plaintiffs filed a notice of appeal in April 2007 of the dismissal of their complaint to the United States Court of Appeals for the Second Circuit.
A settlement has been reached in one of the bank lender cases, Bayerische Landesbank v. JPMorgan Chase Bank. This case, which named as defendants JPMorgan Chase, Citigroup and certain of their affiliates, was brought on behalf of six original lenders that participated in two revolving credit facilities and a syndicated letter of credit facility that were provided to Enron and in connection with which JPMorgan Chase Bank and Citibank acted as agents. Defendants filed counterclaims against the plaintiff banks, including claims by JPMorgan Chase Bank for amounts owed by those banks under the syndicated letter of credit facility. Pursuant to the terms of the settlement, the amounts of the payments to be made thereunder are confidential. As a result of the settlement, plaintiffs’ claims and defendants’ counterclaims will be dismissed.
In the action pending in New York Supreme Court, New York County, alleging claims relating to the Firm’s role as Indenture Trustee, defendants filed a motion to dismiss the Amended Complaint on May 24, 2007.
IPO allocation litigation. With respect to the IPO securities cases, on May 18, 2007, the United States Court of Appeals for the Second Circuit entered an order reaffirming its April 6, 2007, denial of plaintiffs’ petition for panel rehearing of the Court’s December 5, 2006, decision on class certification. The May 18 Order further noted that plaintiffs’ petition for rehearing en banc had been transmitted to all eligible judges and that no such judge requested that a vote be taken thereon. On May 30, 2007, the Second Circuit issued its Mandate, whereby the Court ordered that the judgment of the District Court be vacated and remanded for further proceedings in accordance with the Court’s December 5, 2006 opinion, and Plaintiffs are scheduled to file amended complaints and motions for class certification in the District Court.
By stipulation dated June 22 and so ordered on June 25, 2007, the proposed settlement of plaintiffs’ claims against 298 of the issuer defendants in these cases was terminated. JPMorgan Chase had previously notified plaintiffs on December 13, 2006, that the preliminary “memorandum of understanding (MOU)” outlining terms of a “proposed settlement” as between plaintiffs and JPMorgan Chase is unenforceable.
Plaintiffs’ appeal to the Second Circuit from the District Court’s February 28, 2006, final judgment dismissing the LaSala Actions was voluntarily dismissed with prejudice on June 11, 2007. On June 22, 2007, the Second Circuit issued its Mandate withdrawing the appeal. Underwriter Defendants have requested that the District Court enter judgment in the remainder of the LaSala Actions in which judgment had been withheld pending appellate proceedings.

With respect to the IPO antitrust cases, on June 18, 2007, the United States Supreme Court reversed the Second Circuit’s reversal of the District Court’s November 3, 2003 dismissal decision, thereby holding that the cases must be dismissed.
National Century Financial Enterprise litigation. On June 14, 2007, the Court lifted most of the remaining stay on discovery. The parties are exchanging documents and preparing for deposition discovery.
In re JPMorgan Chase Cash Balance Litigation. On May 30, 2007, the United States District Court for the Southern District of New York certified a class in this action. The class includes current participants in the JPMorgan Chase Retirement Plan with claims relating to inadequate notice of plan changes stemming from January 1, 2002, forward and age discrimination claims going back as far as January 1, 1989. The class excludes former participants who have elected to receive a lump sum cash payment of their retirement benefits. The Court reserved the right to revisit its class certification decision pending resolution of a similar case that is now before the United States Court of Appeals for the Second Circuit. Fact discovery concerning both the notice and age discrimination claims is ongoing, but is limited to the period January 1, 2002, and thereafter.
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
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of 2007, there were no shares of common stock of JPMorgan Chase & Co. issued in transactions exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof.
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
For the three and six months ended June 30, 2007, under the respective stock repurchase programs then in effect, the Firm repurchased a total of 36.7 million shares and 117.6 million shares for $1.9 billion and $5.9 billion at an average price per share of $51.13 and $49.97, respectively. Of the $1.9 billion repurchased in the second quarter of 2007, $395 million was repurchased under the original $8.0 billion stock repurchase program, and $1.5 billion was repurchased under the new $10.0 billion stock repurchase program. For the three and six months ended June 30, 2006, under the respective stock repurchase programs then in effect, the Firm repurchased a total of 17.7 million shares and 49.5 million shares for $745 million and $2.0 billion at an average price per share of $42.24 and $41.14, respectively. As of June 30, 2007, $8.5 billion of authorized repurchase capacity remained under the new stock repurchase program.

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
The Firm’s repurchases of equity securities during the second quarter and the first half of 2007 were as follows:

			Dollar value of remaining
For the six months ended	Total open market	Average price	Authorized repurchase(b)
June 30, 2007	shares repurchased	paid per share(a)	(in millions)

First quarter	80,906,259	$ 49.45	$ 1,212

Repurchases under the $8.0 billion program:
April 2 – April 18	8,043,500	49.06	—(c)
Repurchases under the $10.0 billion program:
April 19 – April 30	3,250,000	52.25	9,830(d)
May	14,914,362	52.36	9,049
June	10,468,924	50.62	8,519

Second quarter	36,676,786	51.13

Year-to-date	117,583,045	$ 49.97

(a)	Excludes commission costs.

(b)	The amount authorized by the Board of Directors excludes commissions cost.

(c)	The unused portion of this program was cancelled when the replacement program was authorized.

(d)	Dollar value under new program of $10.0 billion.
In addition to the repurchases disclosed above, participants in the Firm’s stock-based incentive plans may have shares withheld to cover income taxes. Shares withheld to pay income taxes are repurchased pursuant to the terms of the applicable plan and not under the Firm’s share repurchase program. Shares repurchased pursuant to these plans during the second quarter and the first half of 2007 were as follows:

		Average
For the six months ended	Total shares	price paid
June 30, 2007	repurchased	per share

First quarter	2,588,707	$49.98

April	85,309	48.71
May	1,297	53.63
June	5,202	50.30

Second quarter	91,808	48.87

Year-to-date	2,680,515	$49.95

Item 3  Defaults Upon Senior Securities
None
Item 4  Submission of Matters to a Vote of Security Holders

  The Annual Meeting of Stockholders of JPMorgan Chase was held on May 15, 2007. For a summary of the matters submitted to vote at the meeting, see the Firm’s Current Report on Form 8-K dated May 18, 2007, which is incorporated herein by reference.

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

Date: August 9, 2007
	By	/s/ Louis Rauchenberger

Louis Rauchenberger

Managing Director and Controller
[Principal Accounting Officer]

INDEX TO EXHIBITS

SEQUENTIALLY NUMBERED

EXHIBIT NO.	EXHIBITS	PAGE AT WHICH LOCATED

31.1	Certification	124

31.2	Certification	125
The following exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. In addition, Exhibit No. 32 shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	126