Form 10-Q
period 2007-09-30
J P MORGAN CHASE & CO
filed 2007-11-09
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007	Commission file number 1-5805
JPMORGAN CHASE & CO.
(Exact name of registrant as specified in its charter)

Delaware	13-2624428
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

270 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)
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
☐ Yes ☑ No

Number of shares of common stock outstanding as of October 31, 2007: 3,359,043,795

FORM 10-Q

JPMORGAN CHASE & CO.
CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)						Nine months ended
(in millions, except per share, headcount and ratio data)						September 30,
As of or for the period ended,	3Q07	2Q07	1Q07	4Q06	3Q06	2007	2006

Selected income statement data
Noninterest revenue(a)	$8,786	$12,593	$12,850	$10,501	$10,166	$34,229	$30,256
Net interest income	7,326	6,315	6,118	5,692	5,379	19,759	15,550

Total net revenue	16,112	18,908	18,968	16,193	15,545	53,988	45,806

Provision for credit losses	1,785	1,529	1,008	1,134	812	4,322	2,136
Noninterest expense	9,327	11,028	10,628	9,885	9,796	30,983	28,958
Income tax expense	1,627	2,117	2,545	1,268	1,705	6,289	4,969

Income from continuing operations	3,373	4,234	4,787	3,906	3,232	12,394	9,743
Income from discontinued operations(b)	—	—	—	620	65	—	175

Net income	$3,373	$4,234	$4,787	$4,526	$3,297	$12,394	$9,918

Per common share
Basic earnings per share:
Income from continuing operations	$1.00	$1.24	$1.38	$1.13	$0.93	$3.63	$2.81
Net income	1.00	1.24	1.38	1.31	0.95	3.63	2.86
Diluted earnings per share:
Income from continuing operations	$0.97	$1.20	$1.34	$1.09	$0.90	$3.52	$2.73
Net income	0.97	1.20	1.34	1.26	0.92	3.52	2.78
Cash dividends declared per share	0.38	0.38	0.34	0.34	0.34	1.10	1.02
Book value per share	35.72	35.08	34.45	33.45	32.75
Common shares outstanding
Average: Basic	3,376 #	3,415 #	3,456 #	3,465 #	3,469 #	3,416 #	3,472 #
Diluted	3,478	3,522	3,560	3,579	3,574	3,520	3,572
Common shares at period end	3,359	3,399	3,416	3,462	3,468
Share price(c)
High	$50.48	$53.25	$51.95	$49.00	$47.49	$53.25	$47.49
Low	42.16	47.70	45.91	45.51	40.40	42.16	37.88
Close	45.82	48.45	48.38	48.30	46.96
Market capitalization	153,901	164,659	165,280	167,199	162,835
Financial ratios
Return on common equity (“ROE”):(d)
Income from continuing operations	11%	14%	17%	14%	11%	14%	12%
Net income	11	14	17	16	12	14	12
Return on assets (“ROA”):(d)
Income from continuing operations	0.91	1.19	1.41	1.14	0.98	1.16	1.02
Net income	0.91	1.19	1.41	1.32	1.00	1.16	1.02
Overhead ratio	58	58	56	61	63	57	63
Tier 1 capital ratio	8.4	8.4	8.5	8.7	8.6
Total capital ratio	12.5	12.0	11.8	12.3	12.1
Selected balance sheet data (period-end)
Total assets	$1,479,575	$1,458,042	$1,408,918	$1,351,520	$1,338,029
Loans	486,320	465,037	449,765	483,127	463,544
Deposits	678,091	651,370	626,428	638,788	582,115
Long-term debt	173,696	159,493	143,274	133,421	126,619
Total stockholders’ equity	119,978	119,211	117,704	115,790	113,561
Headcount	179,847 #	179,664 #	176,314 #	174,360 #	171,589 #
Credit quality metrics
Allowance for credit losses	$8,971	$8,399	$7,853	$7,803	$7,524
Nonperforming assets(e)	3,181	2,586	2,421	2,341	2,300
Allowance for loan losses to total loans(f)	1.76%	1.71%	1.74%	1.70%	1.65%
Net charge-offs	$1,221	$985	$903	$930	$790	$3,109	$2,112
Net charge-off rate(d)(f)	1.07%	0.90%	0.85%	0.84%	0.74%	0.94%	0.69%
Wholesale net charge-off (recovery) rate(d)(f)	0.19	(0.07)	(0.02)	0.07	(0.03)	0.04	(0.04)
Managed card net charge-off rate(d)	3.64	3.62	3.57	3.45	3.58	3.61	3.29

(a)	The Firm adopted SFAS 157 in the first quarter of 2007. See Note 3 on page 73 of this Form 10-Q for additional information.
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

(d)	Ratios are based upon annualized amounts.
(e)	Excludes purchased wholesale loans held-for-sale.
(f)	End-of-period and average Loans at fair value and loans held-for-sale were excluded when calculating the allowance coverage ratios and net charge-off rates, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section of the Form 10-Q provides management’s discussion and analysis (“MD&A”) of the financial condition and results of operations for JPMorgan Chase. See the Glossary of terms on pages 114–116 for definitions of terms used throughout this Form 10-Q. The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause JPMorgan Chase’s results to differ materially from those set forth in such forward-looking statements. Certain of such risks and uncertainties are described herein (see Forward-looking Statements on page 119 of this Form 10-Q and the JPMorgan Chase Annual Report on Form 10-K for the year ended December 31, 2006, as amended (“2006 Annual Report” or “2006 Form 10-K”), Part I, Item 1A: Risk factors to which reference is hereby made).
INTRODUCTION
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with $1.5 trillion in assets, $120.0 billion in stockholders’ equity and operations worldwide. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing and asset management. Under the JPMorgan and Chase brands, the Firm serves millions of customers in the U.S. and many of the world’s most prominent corporate, institutional and government clients.
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
RFS serves customers through 3,096 bank branches, 8,943 ATMs and 280 mortgage offices, and through relationships with more than 15,000 auto dealerships and 4,300 schools and universities. Over 13,000 branch salespeople assist customers, across a 17-state footprint from New York to Arizona, with checking and savings accounts, mortgage, home equity and business loans, investments and insurance. More than 1,200 additional mortgage officers provide home loans throughout the country.
Card Services
With 154 million cards in circulation and $149.1 billion in managed loans, Chase Card Services (“CS”) is one of the nation’s largest credit card issuers. Customers used Chase cards for $259.1 billion worth of transactions in the nine months ended September 30, 2007.
Chase offers a wide variety of general-purpose cards to satisfy the needs of individual consumers, small businesses and partner organizations, including cards issued with AARP, Amazon, Continental Airlines, Marriott, Southwest Airlines, Sony, United Airlines, the Walt Disney Company and many other well-known brands and organizations. Chase also issues private-label cards with Circuit City, Kohl’s, Sears Canada and BP.

Chase Paymentech Solutions, LLC, a joint venture with JPMorgan Chase and First Data Corporation, is the largest processor of MasterCard and Visa payments in the world, having handled 14.3 billion transactions in the nine months ended September 30, 2007.
Commercial Banking
Commercial Banking (“CB”) serves more than 30,000 clients, including corporations, municipalities, financial institutions and not-for-profit entities. These clients generally have annual revenue ranging from $10 million to $2 billion. Commercial bankers serve clients nationally throughout the RFS footprint and in offices located in other major markets.
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
OTHER BUSINESS EVENTS
Investment in SLM Corporation
On April 16, 2007, an investor group, comprised of JPMorgan Chase Bank, N.A. and three other firms (the “investor group”), announced an Agreement and Plan of Merger (the “merger agreement”) to acquire SLM Corporation (“Sallie Mae”) for $60 per share in cash. On September 26, 2007, the investor group advised Sallie Mae that if the conditions to the closing of the merger agreement were required to be measured at that time, the conditions to closing would not be satisfied because Sallie Mae had suffered a Material Adverse Effect as defined in the merger agreement. On October 2, 2007, the investor group advised Sallie Mae that it would be willing to revise its offer, and proposed a revised purchase price for Sallie Mae, composed of $50 in cash and warrants with a payout of up to an additional $10 per share. That offer was rejected by Sallie Mae and, on October 8, 2007, Sallie Mae filed a lawsuit in Delaware Chancery Court against the investor group. The lawsuit seeks a declaration that, among other things, the investor group repudiated the merger agreement, that no Material Adverse Effect has occurred and that Sallie Mae may terminate the Agreement and collect a $900 million termination fee (the “reverse termination fee”), of which JPMorgan Chase’s portion would be approximately $224 million. On October 15, 2007, the investor group filed an Answer and Counterclaims to Sallie Mae’s lawsuit. In addition, the investor group has waived Sallie Mae’s obligations to comply with certain of its agreements and covenants under the merger agreement, including Sallie Mae’s agreements to refrain from negotiating with other possible buyers, and has waived its right to receive the reverse termination fee from Sallie Mae in the event that another buyer acquires Sallie Mae. A trial date has not yet been set.
Headquarters for the Investment Bank in London and New York
On May 3, 2007, JPMorgan Chase announced plans to build a new investment banking headquarters in London. The building will have more than one million square feet with at least five trading floors of approximately 70,000 useable square feet each. The Firm is expecting the building to open late 2012. On June 14, 2007, JPMorgan Chase announced it will build a new 1.3 million square-foot global investment banking headquarters in the World Trade Center complex in New York City. The Firm expects the building to open by late 2012.
Master Liquidity Enhancement Conduit
On October 15, 2007, JPMorgan Chase and several other financial institutions announced an agreement in principle to create a “master liquidity enhancement conduit” (“M-LEC”) and provide liquidity support for it in order to enhance liquidity in the market for asset-backed commercial paper and medium-term notes issued by structured investment vehicles. The financial institutions are working toward the finalization of the various terms.

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
Financial performance of JPMorgan Chase

	Three months ended September 30,			Nine months ended September 30,
(in millions, except per share and ratio data)	2007	2006	Change	2007	2006	Change

Selected income statement data
Total net revenue	$16,112	$15,545	4%	$53,988	$45,806	18%
Provision for credit losses	1,785	812	120	4,322	2,136	102
Total noninterest expense	9,327	9,796	(5)	30,983	28,958	7
Income from continuing operations	3,373	3,232	4	12,394	9,743	27
Income from discontinued operations	—	65	NM	—	175	NM
Net income	3,373	3,297	2	12,394	9,918	25

Diluted earnings per share
Income from continuing operations	$0.97	$0.90	8%	$3.52	$2.73	29%
Net income	0.97	0.92	5	3.52	2.78	27
Return on common equity
Income from continuing operations	11%	11%		14%	12%
Net income	11	12		14	12

Business overview
The Firm reported 2007 third-quarter Net income of $3.4 billion, or $0.97 per share, compared with Net income of $3.3 billion, or $0.92 per share, for the third quarter of 2006. Return on common equity for the quarter was 11% compared with 12% in the prior year.
Net income for the first nine months of 2007 was $12.4 billion, or $3.52 per share, compared with $9.9 billion, or $2.78 per share, in the prior year. Return on common equity was 14% for the first nine months of 2007, compared with 12% for the prior-year period.
In the first quarter of 2007, the Firm adopted SFAS 157 (“Fair Value Measurements”) and SFAS 159 (“Fair Value Option”). For a discussion of SFAS 157 and SFAS 159, see Note 3 on pages 73–80 and Note 4 on pages 80–83 of this Form 10-Q.
The rate of growth in the global economy slowed in the third quarter, but still expanded by approximately 4% annually, while inflation broadly remained well-contained. The industrial economies continued to grow by approximately 2% annually (with the U.S. economy growing at 3.9%). The developing economies continued to grow, although at a slightly slower rate than their recent level of 8% annual growth. Global financial markets were mixed during the quarter, and capital markets activity declined from the historically high levels of the first six months of 2007, as concerns about losses on U.S. subprime mortgage investments triggered a flight to quality in the capital markets and credit markets experienced spread widening and lower levels of liquidity. In spite of these challenges, both U.S. and international equity markets posted gains during the quarter: the S&P 500 and international indices were up, on average, approximately 1% and 5%, respectively. The U.S. Treasury market rallied, with rates dropping approximately 100 basis points during the quarter. In September of 2007, the Federal Reserve Board lowered the federal funds rate from 5.25% to 4.75% in an effort to help offset the adverse effects of the market disruption.
The Firm’s performance benefited from investments in all of its businesses, which has driven organic revenue growth and improved operating margins over time. These benefits were tempered by the capital markets environment, which experienced significantly wider spreads and reduced levels of liquidity in the mortgage and corporate credit markets, resulting in lower earnings in the Investment Bank. In addition, continued weakness in the housing markets led to an increased Provision for credit losses and, as a result, lower earnings in Retail Financial Services. The Firm’s other businesses each posted improved results versus the prior year with Asset Management and Treasury & Securities Services reporting record earnings; Card Services and Commercial Banking growing earnings at a double-digit pace; and Private Equity realizing strong results.
The discussion that follows highlights the current-quarter performance of each business segment compared with the prior-year quarter and discusses results on a managed basis unless otherwise noted. For more information about managed basis, see Explanation and reconciliation of the Firm’s use of non-GAAP financial measures on pages 13–16 of this Form 10-Q .
Investment Bank net income decreased from the prior year, driven by lower net revenue as well as a higher Provision for credit losses, partially offset by lower noninterest expense. Investment banking fees decreased, reflecting lower debt underwriting fees offset partially by record advisory fees. Fixed Income Markets revenue declined due to markdowns on leveraged lending funded loans and unfunded commitments and markdowns on collateralized debt obligation (“CDO”)

warehouses and unsold positions. In addition, Fixed Income Markets declined due to weak credit-trading performance and significantly lower commodities results, compared with a strong prior-year quarter. These lower results in Fixed Income Markets were offset partially by record revenue in both rates and currencies. Equity Markets revenue decreased from the prior year, as weaker trading results were offset partially by strong client revenue across businesses. The Provision for credit losses was up, driven by an increase in the allowance for credit losses, primarily related to portfolio growth. The decrease in noninterest expense was due primarily to lower performance-based compensation expense.
Retail Financial Services net income decreased from the prior year due to lower results in Regional Banking, primarily related to an increase in the Provision for credit losses. Total net revenue increased due primarily to the absence of a prior-year negative valuation adjustment to the mortgage servicing right (“MSR”) asset, the Bank of New York transaction and higher deposit-related fees. Total net revenue also benefited from the classification of certain mortgage loan origination costs as expense, due to the adoption of SFAS 159, and wider spreads on loans. These benefits were offset partially by markdowns on the mortgage warehouse and pipeline and a continued shift to narrower–spread deposit products. The increase in the Provision for credit losses was due primarily to an increase in the allowance for credit losses related to the home equity portfolio. Total noninterest expense increased due to the Bank of New York transaction; the classification of certain loan origination costs as expense, due to the adoption of SFAS 159; and investments in the retail distribution network.
Card Services net income increased from the prior year, benefiting from higher revenue, partially offset by an increase in the Provision for credit losses. Total net revenue increased, reflecting a higher level of fees, higher average loan balances and increased net interchange income. These benefits were offset partially by the discontinuation of certain billing practices (including the elimination of certain over-limit fees and the two-cycle billing method for calculating finance charges) and a narrower loan spread. The Managed provision for credit losses increased, reflecting a higher level of net charge-offs. Credit quality was stable in the quarter. Total noninterest expense was up slightly, primarily due to higher volume-related expense.
Commercial Banking grew net income over the prior-year period, as an increase in Total net revenue and a decrease in Total noninterest expense were offset partially by a higher Provision for credit losses. Total net revenue increased due to double-digit growth in liability and loan balances, reflecting organic growth and the Bank of New York transaction. These increases were offset partially by a continued shift to narrower-spread liability products and spread compression in the loan and liability portfolios. The increase in Provision for credit losses largely reflected portfolio activity and growth in loan balances. Total noninterest expense decreased, as lower performance-based compensation expense was offset partially by higher volume-related expense.
Treasury & Securities Services achieved record net income, driven by record Total net revenue, partially offset by higher noninterest expense. Total net revenue growth was driven by increased product usage by new and existing clients, market appreciation, growth in electronic volumes and higher liability balances. These benefits were offset partially by spread compression and a continued shift to narrower-spread liability products. Total noninterest expense increased, due primarily to higher expense related to business and volume growth, as well as investment in new product platforms.
Asset Management generated record net income, reflecting record Total net revenue, partially offset by higher noninterest expense. Total net revenue benefited largely from increased assets under management, higher performance and placement fees, increases in deposit and loan balances and wider deposit spreads. The Provision for credit losses increased, reflecting a higher level of recoveries in the prior year. Total noninterest expense increased, due largely to higher compensation, primarily performance-based, and investments in all business segments.
Corporate segment net income increased from the prior year, benefiting from higher Total net revenue and lower noninterest expense. The increase in Total net revenue was driven primarily by higher private equity gains, higher trading-related gains and a gain from the sale of MasterCard shares. Partially offsetting the increased revenue was a narrower net interest spread. Total noninterest expense decreased due to lower compensation expense and continuing business efficiencies.
Income from discontinued operations was $65 million in the third quarter of 2006. Discontinued operations (included in the Corporate segment results) include the income statement activity of selected corporate trust businesses sold to The Bank of New York.
JPMorgan Chase realized approximately $740 million (pretax) of merger savings during the quarter ended September 30, 2007, which is an annualized rate of approximately $2.96 billion. Merger costs of $61 million were expensed during the third quarter of 2007, bringing the total amount expensed since the merger announcement to $3.7 billion (including capitalized costs). In the third quarter of 2007, the Firm successfully completed the in-sourcing of its credit card processing platform and the conversion of the wholesale deposit system. The wholesale deposit conversion was the largest in the Firm’s history, involving approximately $180 billion in customer balances, and was the last significant merger integration event.

The Managed provision for credit losses was $2.4 billion, up by $944 million, or 67%, from the prior year. The wholesale Provision for credit losses was $351 million, compared with $35 million in the prior year, reflecting an increase in the allowance for credit losses, primarily related to portfolio growth. Wholesale net charge-offs were $82 million, compared with net recoveries of $11 million, resulting in net charge-off rates of 0.19% and recoveries of 0.03%, respectively. The total consumer Managed provision for credit losses was $2.0 billion, compared with $1.4 billion in the prior year, primarily reflecting an increase in the allowance for credit losses related to the home equity portfolio and growth in the subprime mortgage portfolio. Consumer managed net charge-offs were $1.7 billion, compared with $1.4 billion, resulting in managed net charge-off rates of 1.96% and 1.69%, respectively. The Firm had total nonperforming assets of $3.2 billion at September 30, 2007, up by $881 million, or 38%, from the prior-year level of $2.3 billion.
The Firm had, at September 30, 2007, Total stockholders’ equity of $120.0 billion and a Tier 1 capital ratio of 8.4%. The Firm purchased $2.1 billion, or 47.0 million shares, of common stock during the quarter.
Business outlook
The following forward-looking statements are based upon the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause JPMorgan Chase’s results to differ materially from those set forth in such forward-looking statements.
JPMorgan Chase’s outlook for the fourth quarter of 2007 should be viewed against the backdrop of the global economy, financial markets activity (including interest rate movements), the geopolitical environment, the competitive environment and client activity levels. Each of these interlinked factors will affect the performance of the Firm’s lines of business.
The Investment banking fee pipeline was lower at September 30, 2007, than it was at June 30, 2007, due largely to a lower level of debt underwriting activity. In light of current capital market and economic conditions, management remains cautious with regard to the realization of this pipeline. Capital market conditions are still being affected by the disruption in the mortgage market, as well as by overall lower levels of liquidity and wider credit spreads, all of which could potentially lead to reduced levels of client activity, difficulty in syndicating leveraged loans, lower investment banking fees and lower trading revenue. While there have been some successfully completed leveraged finance transactions during the fourth quarter of 2007, the Firm continues to hold a substantial amount of leveraged loans and unfunded commitments as held-for-sale ($40.6 billion as of September 30, 2007). These positions are difficult to hedge effectively and further markdowns could result if market conditions worsen for this asset class. The Firm’s CDO and subprime mortgage warehouse and trading positions could also be negatively affected by market conditions during the fourth quarter of 2007.
Future economic conditions may also cause the Provision for credit losses to increase over time. The consumer Provision for credit losses could increase as a result of a higher level of losses in Retail Financial Services’ home equity loan portfolio and growth in the retained subprime mortgage loan portfolio. Given the potential stress on the consumer from continued downward pressure on housing prices and the elevated inventory of unsold houses nationally, management remains cautious with respect to the home equity portfolio. Management currently expects that quarterly losses related to the home equity portfolio to increase over the next few quarters, to a range of $250 million to $270 million per quarter, or a net charge-off rate of 1.05% to 1.10%. In addition, the consumer provision could increase due to a higher level of net charge-offs in Card Services, as losses continue to return to a more normal level, which could be in the range of 4.00% to 4.50% of managed loans by the end of 2008. The wholesale Provision for credit losses may also increase over time as a result of loan growth, customer activity and changes in underlying credit conditions. In addition, a weaker overall economy may lead to an increase in both the wholesale and consumer provision for credit losses.
Management continues to believe that the net loss in Treasury and Other Corporate on a combined basis will be approximately $50 million to $100 million per quarter over time; and that private equity results, which are dependent upon the capital markets, could continue to be volatile. Firmwide, Total noninterest expense is anticipated to reflect investments in each business, recent acquisitions and divestitures and other operating efficiencies. Management continues to believe that annual merger savings will reach approximately $3.0 billion by the end of 2007. Management currently expects total merger costs (including costs associated with the Bank of New York transaction) will be approximately $3.8 billion, and that all remaining costs will be incurred by the end of 2007.

CONSOLIDATED RESULTS OF OPERATIONS
The following section provides a comparative discussion of JPMorgan Chase’s consolidated results of operations on a reported basis. Factors that relate primarily to a single business segment are discussed in more detail within that business segment than they are in this consolidated section. For a discussion of the Critical accounting estimates used by the Firm that affect the Consolidated results of operations, see page 66 of this Form 10-Q and pages 83–85 of the JPMorgan Chase 2006 Form 10-K.
Total net revenue
The following table presents the components of Total net revenue.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2007	2006	Change	2007	2006	Change

Investment banking fees	$1,336	$1,416	(6)%	$4,973	$3,955	26%
Principal transactions	237	2,737	(91)	8,274	8,187	1
Lending & deposit-related fees	1,026	867	18	2,872	2,573	12
Asset management, administration and commissions	3,663	2,842	29	10,460	8,682	20
Securities gains (losses)	237	40	493	16	(578)	NM
Mortgage fees and related income	221	62	256	1,220	516	136
Credit card income	1,777	1,567	13	5,054	5,268	(4)
Other income	289	635	(54)	1,360	1,653	(18)

Noninterest revenue	8,786	10,166	(14)	34,229	30,256	13
Net interest income	7,326	5,379	36	19,759	15,550	27

Total net revenue	$16,112	$15,545	4	$53,988	$45,806	18

Total net revenue for the third quarter of 2007 was $16.1 billion, up by $567 million, or 4%, from the prior year. This increase was the result of higher Net interest income; record Asset management, administration and commissions revenue; strong private equity gains (included in Principal transactions revenue); and higher Credit card income. These improvements were partly offset by a significant decline in trading revenue within Principal transactions revenue, reflecting markdowns on leveraged lending funded loans and unfunded commitments and lower fixed income trading results. For the first nine months of 2007, Total net revenue was $54.0 billion, up by $8.2 billion, or 18%, from the prior year. The increase was driven by higher Net interest income; very strong private equity gains; record Asset management, administration and commissions revenue; and record Investment banking fees. Lower trading revenue in the 2007 third quarter partially offset these increases.
Investment banking fees in the third quarter of 2007 declined slightly from the comparable period last year, reflecting lower debt underwriting fees offset partially by record advisory fees. In the first nine months of 2007, Investment banking fees were a record for the Firm, reflecting record fees for advisory and debt and equity underwriting. For a further discussion of Investment banking fees, which are primarily recorded in IB, see the IB segment results on pages 17–20 of this Form 10-Q.
Principal transactions revenue consists of trading revenue and private equity gains. In the third quarter of 2007, the Firm recognized a net loss of $548 million from trading activities primarily reflecting markdowns of $1.3 billion (net of fees) on $40.6 billion of leveraged lending funded loans and unfunded commitments, as well as markdowns of $339 million (net of risk management results) on $6.8 billion of CDO warehouses and unsold positions. For the first nine months of 2007, trading revenue was lower by $2.4 billion compared with the same period last year, primarily reflecting markdowns of $1.4 billion (net of fees) on leveraged lending funded loans and unfunded commitments, as well as markdowns of $358 million (net of risk management results) on CDO warehouses and unsold positions. In addition, trading revenue was also impacted by weak credit trading and significantly lower commodities results, compared with a strong prior year, partially offset by record revenue in rates and currencies, and strong equity trading results across all products. IB’s Credit Portfolio results increased from the third quarter of 2006 due to higher trading revenue from risk management activities; in addition, for the first nine months of 2007, IB’s Credit Portfolio benefited from an adjustment to the valuation of the Firm’s derivative liabilities measured at fair value, to reflect the credit quality of the Firm as part of the adoption of SFAS 157. Private equity gains in the third quarter and first nine months of 2007 increased compared with the same periods in 2006, reflecting a higher level of gains and the classification of certain private equity carried interest as Compensation expense. Also favorably affecting the first nine months of 2007 was a fair value adjustment in the first quarter of 2007 on nonpublic private equity investments resulting from the adoption of SFAS 157. For a further discussion of Principal transactions revenue, see the IB and Corporate segment results on pages 17–20 and 40–41, respectively, and Note 5 on pages 83–85 of this Form 10-Q.

Lending & deposit-related fees rose from the third quarter and first nine months of 2006 as a result of higher deposit-related fees and the Bank of New York transaction. For a further discussion of Lending & deposit-related fees, which are partly recorded in RFS and CB, see the RFS segment results on pages 21–28 and the CB segment results on pages 33–34 of this Form 10-Q.
Asset management, administration and commissions revenue reached record levels in the third quarter and first nine months of 2007, primarily due to an increase in assets under management and higher performance and placement fees in AM. The growth in assets under management, which reached $1.2 trillion at the end of the third quarter of 2007, up 24% from the prior year, was the result of net asset inflows into the Institutional, Retail and Private Bank segments and market appreciation. Also contributing to the rise in Asset management, administration and commissions revenue were higher assets under custody in TSS, driven by new business and market appreciation. In addition, other service fees were higher due to a combination of new clients and increased product usage by existing clients. In addition, commissions revenue increased due to higher brokerage transaction volume (primarily included within Fixed Income and Equity Markets revenue of IB) and higher investment sales volume in RFS; these were partly offset by the sale of the insurance business in the third quarter of 2006, and a charge in the first quarter of 2007 resulting from accelerated surrenders of customer annuities. For additional information on these fees and commissions, see the segment discussions for IB on pages 17–20, RFS on pages 21–28, TSS on pages 35–36, and AM on pages 37–39, of this Form 10-Q.
The favorable variances in Securities gains (losses) for the third quarter and first nine months of 2007 when compared with the same periods in 2006 were primarily the result of a $115 million gain from the sale of MasterCard shares; higher gains from marketable securities received from loan workouts in IB; and improvements in the results of Treasury’s portfolio-repositioning activities. For a further discussion of Securities gains (losses), which are mostly recorded in the Firm’s Treasury business, see the Corporate segment discussion on pages 40–41 of this Form 10-Q.
Mortgage fees and related income increased from the third quarter and first nine months of 2006. Net mortgage servicing improved due primarily to the absence of a prior-year negative valuation adjustment of $235 million to the MSR asset and growth in third-party loans serviced. In the quarter-to-quarter comparison, production revenue declined as markdowns of $186 million on the mortgage warehouse and pipeline were offset partially by an increase in mortgage loan originations and the classification of certain loan origination costs as expense (loan origination costs previously netted against revenue commenced being recorded as an expense in the first quarter of 2007 due to the adoption of SFAS 159). For the first nine months of 2007, production revenue was up from the same period in 2006 as a result of increased mortgage loan originations, and the classification of certain loan origination costs as expense (loan origination costs previously netted against revenue are currently recorded as expense due to the adoption of SFAS 159). These increases were offset partially by markdowns of $186 million on the mortgage warehouse and pipeline. Mortgage fees and related income exclude the impact of NII and AFS securities gains and losses related to mortgage activities. For a discussion of Mortgage fees and related income, which is recorded primarily in RFS’s Mortgage Banking business, see the Mortgage Banking discussion on pages 26–27 of this Form 10-Q.
Credit card income rose from the third quarter of 2006 due primarily to an increase in net interchange income, which benefited from higher charge volume; and an increase in servicing fees earned in connection with securitization activities, which were favorably affected by higher net interest income earned on the securitized credit card loans. For the first nine months of 2007, Credit card income decreased due primarily to lower servicing fees earned in connection with securitization activities, which were affected unfavorably by lower net interest income earned and higher net credit losses incurred on the securitized credit card loans. These were partially offset by an increase in net interchange income and a higher level of fee-based revenue. For further discussion of Credit card income, see CS’s segment results on pages 29–32 of this Form 10-Q.
Other income declined from the third quarter and first nine months of 2006. The decrease from the first nine months of 2006 was driven by the absence of a $103 million gain in the second quarter of 2006, related to the sale of MasterCard shares in its initial public offering; and lower net gains on credit card securitizations. These were offset partially by higher gains on the sale of leveraged leases and education loans, increased income from automobile operating leases, and the absence of a loss related to auto loans transferred to the held-for-sale portfolio in the first quarter of 2006.
Net interest income rose from the third quarter of 2006, primarily from the following: higher trading-related Net interest income, due to a shift of Interest expense to Principal transactions revenue (related to certain IB structured notes to which fair value accounting was elected in connection with the adoption of SFAS 159); a higher level of credit card loans and fees; growth in liability and deposit balances, primarily in the wholesale businesses; and the impact of the Bank of New York transaction. These increases were offset partially by compression in Treasury’s net interest spread and a shift to narrower spread liability and deposit products. Net interest income in the first nine months of 2007 rose from the same period of last year, driven by the aforementioned items, with the exception of an improvement in Treasury’s net interest spread. These were offset partially by narrower spreads on credit card loans. The Firm’s total average interest-earning assets for the third quarter of 2007 were $1.1 trillion, up 15% from the third quarter of 2006. The increase was primarily a result of higher Trading assets — debt instruments, Available for sale securities, and Loans. The net interest yield on these assets, on a fully-taxable equivalent basis, was 2.57%, an increase of 40 basis points from the prior year, partly reflecting the adoption of SFAS 159. The Firm’s total average interest earning assets for the first nine months of 2007 were $1.1 trillion, up 12% from the first nine months of 2006. The increase was also driven by the aforementioned items, partially offset by a decline in Interests in purchased receivables as a result of the restructuring and deconsolidation during the second quarter of 2006 of certain multi-seller conduits that the Firm administered. The net interest yield on these assets, on a fully taxable-equivalent basis, was 2.44%, an increase of 30 basis points from the prior year.

Provision for credit losses	Three months ended September 30,			Nine months ended September 30,
(in millions)	2007	2006	Change	2007	2006	Change

Provision for credit losses	$1,785	$812	120%	$4,322	$2,136	102%

The Provision for credit losses in the third quarter and first nine months of 2007 rose from the comparable prior-year periods. The increase from the third quarter of 2006 in the consumer Provision for credit losses was due to a net $306 million increase in the Allowance for loan losses due to higher estimated losses for home equity loans. The increase from the first nine months of 2006 in the consumer provision was due to: a net increase of $635 million in the Allowance for loan losses resulting from higher estimated losses for home equity loans; an increase in subprime mortgage loan balances; and an increase in credit card net charge-offs. Credit card net charge-offs for the nine months ended September 30, 2006 benefited following the change in bankruptcy legislation in the fourth quarter of 2005. The increase in the wholesale provision from the third quarter of 2006 reflected an increase in the Allowance for credit losses, primarily related to portfolio growth. The increase in the wholesale provision from the first nine months of 2006 primarily reflected an increase in the allowance due to portfolio activity and growth. For a more detailed discussion of the loan portfolio and the Allowance for loan losses, see the segment discussions for RFS on pages 21–28, CS on pages 29–32, and IB on pages 17–20, and Credit risk management on pages 51–62 of this Form 10-Q.
Noninterest expense
The following table presents the components of Noninterest expense.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2007	2006	Change	2007	2006	Change

Compensation expense	$4,677	$5,390	(13)%	$17,220	$16,206	6%
Occupancy expense	657	563	17	1,949	1,710	14
Technology, communications and equipment expense	950	911	4	2,793	2,656	5
Professional & outside services	1,260	1,111	13	3,719	3,204	16
Marketing	561	550	2	1,500	1,595	(6)
Other expense	812	877	(7)	2,560	2,324	10
Amortization of intangibles	349	346	1	1,055	1,058	—
Merger costs	61	48	27	187	205	(9)

Total noninterest expense	$9,327	$9,796	(5)	$30,983	$28,958	7

Total noninterest expense for the third quarter of 2007 was $9.3 billion, down by $469 million, or 5%, from the prior year. Expense decreased due to lower Compensation expense, primarily incentive-based, partially offset by investments across the business segments and acquisitions. For the first nine months of 2007, Total noninterest expense was $31.0 billion, up by $2.0 billion, or 7%, from the prior year, driven by higher Compensation expense, primarily incentive-based, as well as investments across the business segments and acquisitions.
The decrease in Compensation expense from the third quarter of 2006 was primarily the result of lower performance-based incentives, business divestitures and continuing business efficiencies. These declines were offset partially by additional headcount from the Bank of New York transaction, acquisitions and investments in the businesses; the classification of certain private equity carried interest from Principal transactions revenue; and the classification of certain loan origination costs (previously netted against revenue) due to the adoption of SFAS 159. Compensation expense for the first nine months of 2007 increased from the prior-year period, reflecting the aforementioned items, with the exception of performance-based incentives, which were higher in the current year period. These increases were offset partially by the absence of a prior-year expense of $459 million from the adoption of SFAS 123R. For a detailed discussion of the adoption of SFAS 123R see Note 9 on page 88 of this Form 10-Q.
The increases in Occupancy expense from the third quarter and first nine months of 2006 were driven by ongoing investments in the businesses; in particular, the retail distribution network, which includes the incremental expense from The Bank of New York branches. Partially offsetting the increase in Occupancy expense was continuing business efficiencies.

The increases in Technology, communications and equipment expense, when compared with the third quarter and first nine months of 2006, were due primarily to higher depreciation expense on owned automobiles subject to operating leases, and technology investments to support business growth. These increases were offset partially by continuing business efficiencies.
Professional & outside services rose from the third quarter and first nine months of 2006, reflecting higher brokerage expense and credit card processing costs resulting from growth in transaction volume. Also contributing to the increases were acquisitions and investments in the businesses.
Marketing expense was relatively flat compared with the third quarter of 2006. The decrease from the first nine months of 2006 was due to a reduction in credit card marketing expense.
Other expense decreased from the third quarter of 2006 due to a higher level of legal-related recoveries and lower legal expense, offset partially by business growth and investments in the businesses. For the nine-month period comparison, Other expense was higher due to increased net legal-related costs reflecting a lower level of recoveries and higher expense. Also contributing to the increase were business growth and investments in the businesses offset partially by the sale of the insurance business at the beginning of the third quarter of 2006, lower credit card fraud-related losses and continuing business efficiencies.
For a discussion of Amortization of intangibles and Merger costs, refer to Note 17 and Note 10 on pages 101–103 and 89, respectively, of this Form 10-Q.
Income tax expense
The Firm’s Income from continuing operations before income tax expense, Income tax expense and effective tax rate were as follows for each of the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in millions, except rate)	2007	2006	2007	2006

Income from continuing operations before income tax expense	$5,000	$4,937	$18,683	$14,712
Income tax expense	1,627	1,705	6,289	4,969
Effective tax rate	32.5%	34.5%	33.7%	33.8%

The effective tax rate decrease for the third quarter of 2007 compared with the prior year third quarter was primarily attributable to a favorable resolution of a tax audit.
Income from discontinued operations
Income from discontinued operations was zero in all periods of 2007 compared with $65 million and $175 million in the third quarter and first nine months of 2006, respectively. Discontinued operations (included in the Corporate segment results) include the income statement activity of selected corporate trust businesses that were sold to The Bank of New York on October 1, 2006.

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES

The Firm prepares its Consolidated financial statements using accounting principles generally accepted in the United States of America (“U.S. GAAP”); these financial statements appear on pages 68–71 of this Form 10-Q. That presentation, which is referred to as “reported basis,” provides the reader with an understanding of the Firm’s results that can be tracked consistently from year to year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.
In addition to analyzing the Firm’s results on a reported basis, management reviews the Firm’s and the line-of-business results on a “managed” basis, which is a non-GAAP financial measure. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications that assume credit card loans securitized by CS remain on the balance sheet and present revenue on a fully taxable-equivalent (“FTE”) basis. These adjustments do not have any impact on Net income as reported by the lines of business or by the Firm as a whole.
The presentation of CS results on a managed basis assumes that credit card loans that have been securitized and sold in accordance with SFAS 140 still remain on the balance sheet and that the earnings on the securitized loans are classified in the same manner as the earnings on retained loans recorded on the balance sheet. JPMorgan Chase uses the concept of managed basis to evaluate the credit performance and overall financial performance of the entire managed credit card portfolio. Operations are funded and decisions are made about allocating resources, such as employees and capital, based upon managed financial information. In addition, the same underwriting standards and ongoing risk monitoring are used for both loans on the balance sheet and securitized loans. Although securitizations result in the sale of credit card receivables to a trust, JPMorgan Chase retains the ongoing customer relationships, as the customers may continue to use their credit cards; accordingly, the customer’s credit performance will affect both the securitized loans and the loans retained on the balance sheet. JPMorgan Chase believes managed-basis information is useful to investors, enabling them to understand both the credit risks associated with the loans reported on the balance sheet and the Firm’s retained interests in securitized loans. For a reconciliation of reported to managed basis of CS results, see Card Services segment results on pages 29–32 of this Form 10-Q. For information regarding the securitization process, and loans and residual interests sold and securitized, see Note 15 on pages 94–99 of this Form 10-Q.
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
Management also uses certain non-GAAP financial measures at the segment level, because it believes these non-GAAP financial measures provide information to investors about the underlying operational performance and trends of the particular business segment and, therefore, facilitate a comparison of the business segment with the performance of its competitors.

The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

Three months ended September 30,	2007
	Reported	Credit	Tax-equivalent	Managed
(in millions, except per share and ratio data)	results	card(b)	adjustments	basis

Revenue
Investment banking fees	$1,336	$—	$—	$1,336
Principal transactions	237	—	—	237
Lending & deposit-related fees	1,026	—	—	1,026
Asset management, administration and commissions	3,663	—	—	3,663
Securities gains	237	—	—	237
Mortgage fees and related income	221	—	—	221
Credit card income	1,777	(836)	—	941
Other income	289	—	192	481

Noninterest revenue	8,786	(836)	192	8,142
Net interest income	7,326	1,414	95	8,835

Total net revenue	16,112	578	287	16,977
Provision for credit losses	1,785	578	—	2,363
Noninterest expense	9,327	—	—	9,327

Income from continuing operations before income tax expense	5,000	—	287	5,287
Income tax expense	1,627	—	287	1,914

Income from continuing operations	3,373	—	—	3,373
Income from discontinued operations	—	—	—	—

Net income	$3,373	$—	$—	$3,373

Net income – diluted earnings per share	$0.97	$—	$—	$0.97

Return on common equity(a)	11%	—%	—%	11%
Return on equity less goodwill(a)	18	—	—	18
Return on assets(a)	0.91	NM	NM	0.87
Overhead ratio	58	NM	NM	55

Three months ended September 30,	2006
	Reported	Credit	Tax-equivalent	Managed
(in millions, except per share and ratio data)	results	card(b)	adjustments	basis

Revenue
Investment banking fees	$1,416	$—	$—	$1,416
Principal transactions	2,737	—	—	2,737
Lending & deposit-related fees	867	—	—	867
Asset management, administration and commissions	2,842	—	—	2,842
Securities gains	40	—	—	40
Mortgage fees and related income	62	—	—	62
Credit card income	1,567	(721)	—	846
Other income	635	—	165	800

Noninterest revenue	10,166	(721)	165	9,610
Net interest income	5,379	1,328	57	6,764

Total net revenue	15,545	607	222	16,374
Provision for credit losses	812	607	—	1,419
Noninterest expense	9,796	—	—	9,796

Income from continuing operations before income tax expense	4,937	—	222	5,159
Income tax expense	1,705	—	222	1,927

Income from continuing operations	3,232	—	—	3,232
Income from discontinued operations	65	—	—	65

Net income	$3,297	$—	$—	$3,297

Net income – diluted earnings per share	$0.92	$—	$—	$0.92

Return on common equity(a)	11%	—%	—%	11%
Return on equity less goodwill(a)	19	—	—	19
Return on assets(a)	0.98	NM	NM	0.95
Overhead ratio	63	NM	NM	60

Nine months ended September 30,	2007
	Reported	Credit	Tax-equivalent	Managed
(in millions, except per share and ratio data)	results	card(b)	adjustments	basis

Revenue
Investment banking fees	$4,973	$—	$—	$4,973
Principal transactions	8,274	—	—	8,274
Lending & deposit-related fees	2,872	—	—	2,872
Asset management, administration and commissions	10,460	—	—	10,460
Securities gains	16	—	—	16
Mortgage fees and related income	1,220	—	—	1,220
Credit card income	5,054	(2,370)	—	2,684
Other income	1,360	—	501	1,861

Noninterest revenue	34,229	(2,370)	501	32,360
Net interest income	19,759	4,131	287	24,177

Total net revenue	53,988	1,761	788	56,537
Provision for credit losses	4,322	1,761	—	6,083
Noninterest expense	30,983	—	—	30,983

Income from continuing operations before income tax expense	18,683	—	788	19,471
Income tax expense	6,289	—	788	7,077

Income from continuing operations	12,394	—	—	12,394
Income from discontinued operations	—	—	—	—

Net income	$12,394	$—	$—	$12,394

Net income – diluted earnings per share	$3.52	$—	$—	$3.52

Return on common equity(a)	14%	—%	—%	14%
Return on equity less goodwill(a)	23	—	—	23
Return on assets(a)	1.16	NM	NM	1.11
Overhead ratio	57	NM	NM	55

Nine months ended September 30,	2006
	Reported	Credit	Tax-equivalent	Managed
(in millions, except per share and ratio data)	results	card(b)	adjustments	basis

Revenue
Investment banking fees	$3,955	$—	$—	$3,955
Principal transactions	8,187	—	—	8,187
Lending & deposit-related fees	2,573	—	—	2,573
Asset management, administration and commissions	8,682	—	—	8,682
Securities (losses)	(578)	—	—	(578)
Mortgage fees and related income	516	—	—	516
Credit card income	5,268	(2,783)	—	2,485
Other income	1,653	—	481	2,134

Noninterest revenue	30,256	(2,783)	481	27,954
Net interest income	15,550	4,400	175	20,125

Total net revenue	45,806	1,617	656	48,079
Provision for credit losses	2,136	1,617	—	3,753
Noninterest expense	28,958	—	—	28,958

Income from continuing operations before income tax expense	14,712	—	656	15,368
Income tax expense	4,969	—	656	5,625

Income from continuing operations	9,743	—	—	9,743
Income from discontinued operations	175	—	—	175

Net income	$9,918	$—	$—	$9,918

Net income – diluted earnings per share	$2.78	$—	$—	$2.78

Return on common equity(a)	12%	—%	—%	12%
Return on equity less goodwill(a)	20	—	—	20
Return on assets(a)	1.02	NM	NM	0.97
Overhead ratio	63	NM	NM	60

(a)	Based upon Income from continuing operations.
(b)	Credit card securitizations affect CS. See pages 29–32 of this Form 10-Q for further information.

Three months ended September 30,	2007			2006
(in millions)	Reported	Securitized	Managed	Reported	Securitized	Managed

Loans – period-end	$486,320	$69,643	$555,963	$463,544	$65,245	$528,789
Total assets – average	1,477,334	66,100	1,543,434	1,309,139	62,971	1,372,110

Nine months ended September 30,	2007			2006
(in millions)	Reported	Securitized	Managed	Reported	Securitized	Managed

Loans – period-end	$486,320	$69,643	$555,963	$463,544	$65,245	$528,789
Total assets – average	1,429,772	65,715	1,495,487	1,297,344	65,797	1,363,141

BUSINESS SEGMENT RESULTS

The Firm is managed on a line-of-business basis. The business-segment financial results reflect the current organization of JPMorgan Chase. There are six major reportable business segments: the Investment Bank, Retail Financial Services, Card Services, Commercial Banking, Treasury & Securities Services and Asset Management, as well as a Corporate segment. The segments are based upon the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For further discussion of Business segment results, see pages 34–35 of JPMorgan Chase’s 2006 Annual Report.
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
Segment Results – Managed Basis(a)
The following table summarizes the business segment results for the periods indicated.

Three months ended										Return
September 30,	Total net revenue			Noninterest expense			Net income (loss)			on equity
(in millions, except ratios)	2007	2006	Change	2007	2006	Change	2007	2006	Change	2007	2006

Investment Bank	$2,946	$4,816	(39)%	$2,378	$3,244	(27)%	$296	$976	(70)%	6%	18%
Retail Financial Services	4,201	3,555	18	2,469	2,139	15	639	746	(14)	16	21
Card Services	3,867	3,646	6	1,262	1,253	1	786	711	11	22	20
Commercial Banking	1,009	933	8	473	500	(5)	258	231	12	15	17
Treasury & Securities Services	1,748	1,499	17	1,134	1,064	7	360	256	41	48	46
Asset Management	2,205	1,636	35	1,366	1,115	23	521	346	51	52	39
Corporate(b)	1,001	289	246	245	481	(49)	513	31	NM	NM	NM

Total	$16,977	$16,374	4%	$9,327	$9,796	(5)%	$3,373	$3,297	2%	11%	12%

Nine months ended										Return
September 30,	Total net revenue			Noninterest expense			Net income (loss)			on equity
(in millions, except ratios)	2007	2006	Change	2007	2006	Change	2007	2006	Change	2007	2006

Investment Bank	$14,998	$13,973	7%	$10,063	$9,655	4%	$3,015	$2,665	13%	19%	17%
Retail Financial Services	12,664	11,097	14	7,360	6,636	11	2,283	2,495	(8)	19	24
Card Services	11,264	10,995	2	3,691	3,745	(1)	2,310	2,487	(7)	22	24
Commercial Banking	3,019	2,782	9	1,454	1,494	(3)	846	754	12	18	18
Treasury & Securities Services	5,015	4,572	10	3,358	3,162	6	975	834	17	43	48
Asset Management	6,246	4,840	29	3,956	3,294	20	1,439	1,002	44	50	38
Corporate(b)	3,331	(180)	NM	1,101	972	13	1,526	(319)	NM	NM	NM

Total	$56,537	$48,079	18%	$30,983	$28,958	7%	$12,394	$9,918	25%	14%	12%

(a)	Represents reported results on a tax-equivalent basis and excludes the impact of credit card securitizations.
(b)
Net income (loss) includes Income from discontinued operations (after-tax) of $65 million and $175 million for the three and nine months ended September 30, 2006, respectively. There was no income from discontinued operations during the first nine months of 2007.

INVESTMENT BANK

For a discussion of the business profile of IB, see pages 36–37 of JPMorgan Chase’s 2006 Annual Report and page 4 of this Form 10-Q.

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2007	2006	Change	2007		2006	Change

Revenue
Investment banking fees	$1,330	$1,419	(6)%	$4,959		$3,957	25%
Principal transactions(a)	(848)	2,548	NM	4,456		7,185	(38)
Lending & deposit-related fees	118	127	(7)	304		398	(24)
Asset management, administration and commissions	712	512	39	1,996		1,671	19
All other income	(76)	159	NM	88		437	(80)

Noninterest revenue	1,236	4,765	(74)	11,803		13,648	(14)
Net interest income	1,710 (e)	51	NM	3,195	(e)	325	NM

Total net revenue(b)	2,946	4,816	(39)	14,998		13,973	7
Provision for credit losses	227	7	NM	454		128	255
Credit reimbursement from TSS(c)	31	30	3	91		90	1

Noninterest expense
Compensation expense	1,178	2,093	(44)	6,404		6,310	1
Noncompensation expense	1,200	1,151	4	3,659		3,345	9

Total noninterest expense	2,378	3,244	(27)	10,063		9,655	4

Income before income tax expense	372	1,595	(77)	4,572		4,280	7
Income tax expense	76	619	(88)	1,557		1,615	(4)

Net income	$296	$976	(70)	$3,015		$2,665	13

Financial ratios
ROE	6%	18%		19%		17%
ROA	0.17	0.62		0.59		0.55
Overhead ratio	81	67		67		69
Compensation expense as a % of total net revenue(d)	40	42		43		43

Revenue by business
Investment banking fees:
Advisory	$595	$436	36	$1,627		$1,177	38
Equity underwriting	267	275	(3)	1,169		851	37
Debt underwriting	468	708	(34)	2,163		1,929	12

Total investment banking fees	1,330	1,419	(6)	4,959		3,957	25
Fixed income markets(a)	687	2,468	(72)	5,724		6,675	(14)
Equity markets(a)	537	658	(18)	3,325		2,500	33
Credit portfolio(a)	392	271	45	990		841	18

Total net revenue	$2,946	$4,816	(39)	$14,998		$13,973	7

Revenue by region
Americas	$1,016	$2,803	(64)	$7,037		$7,066	—
Europe/Middle East/Africa	1,389	1,714	(19)	5,967		5,535	8
Asia/Pacific	541	299	81	1,994		1,372	45

Total net revenue	$2,946	$4,816	(39)	$14,998		$13,973	7

(a)
As a result of the adoption on January 1, 2007, of SFAS 157, IB recognized a benefit, in the first quarter of 2007, of $166 million in Total net revenue (primarily in Credit Portfolio, but with smaller impacts to Equity Markets and Fixed Income Markets) relating to the incorporation of an adjustment to the valuation of the Firm’s derivative liabilities and other liabilities measured at fair value that reflects the credit quality of the Firm.

(b)
Total net revenue included tax-equivalent adjustments – due primarily to tax-exempt income from municipal bond investments and income tax credits related to affordable housing investments – of $255 million and $197 million for the quarters ended September 30, 2007 and 2006, respectively, and $697 million and $584 million for year-to-date 2007 and 2006, respectively.

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

(e)
Net Interest Income for 2007 increased from the prior year due primarily to the adoption of SFAS 159. For certain IB structured notes, all components of earnings are reported in Principal transactions, causing a shift between Principal transactions revenue and Net interest income in 2007.

Quarterly results
Net income was $296 million, down by $680 million, or 70%, compared with the prior year. The decrease in earnings reflected lower net revenue as well as a higher Provision for credit losses, partially offset by lower noninterest expense.
Net revenue was $2.9 billion, down by $1.9 billion, or 39%, from the prior year. Investment banking fees were $1.3 billion, down by 6% from the prior year, reflecting lower debt underwriting fees offset partially by record advisory fees. Debt underwriting fees were $468 million, down 34%, reflecting lower bond underwriting and loan syndication fees, which were negatively affected by market conditions. Advisory fees were $595 million, up 36%, driven by a strong performance across all regions. Equity underwriting fees were $267 million, down 3%, driven by lower revenue in Europe and Asia, partially offset by strong performance in the Americas in common stock and convertible offerings. Fixed Income Markets revenue was $687 million, down by $1.8 billion, or 72%, from the prior year. The decrease was primarily due to markdowns of $1.3 billion (net of fees) on leveraged lending funded loans and unfunded commitments and markdowns of $339 million (net of risk management results) on CDO warehouses and unsold positions. Fixed Income Markets revenue also decreased due to weak credit trading performance and significantly lower commodities results, compared with a strong prior-year quarter. These lower results were offset partially by record revenue in both rates and currencies. Equity Markets revenue was $537 million, down 18% from the prior year, as weaker trading results were offset partially by strong client revenue across businesses. Fixed Income Markets and Equity Markets had a combined benefit of $454 million from the widening of the Firm’s credit spread on certain structured liabilities, with an impact of $304 million and $150 million, respectively. Credit Portfolio revenue was $392 million, up 45% from the prior year, primarily due to higher trading revenue from risk management activities and gains from loan workouts.
The Provision for credit losses was $227 million, compared with $7 million in the prior year. The provision was up due to an increase in the Allowance for credit losses, primarily related to portfolio growth. Net charge-offs were $67 million, compared with net recoveries of $8 million in the prior year. The Allowance for loan losses to average loans retained was 1.80% for the current quarter, an increase from 1.64% in the prior year. Nonperforming assets were $325 million, compared with $456 million from the prior year.
Noninterest expense was $2.4 billion, down by $866 million, or 27%, from the prior year. The decrease was due primarily to lower performance-based compensation.
Year-to-date results
Net income was $3.0 billion, driven by record year-to-date revenues of $15.0 billion. Compared with the prior year, net income increased by $350 million, or 13%, reflecting record investment banking fees and equity markets revenue, partially offset by weaker fixed income results and increases in noninterest expense and the Provision for credit losses.
Net revenue was $15.0 billion, up by $1.0 billion, or 7%, from the prior year, driven by record investment banking fees and record equity market results. Investment banking fees were $5.0 billion, up 25% from the prior year, driven by record fees across advisory, debt underwriting and equity underwriting. Advisory fees were $1.6 billion, up 38%, benefiting from strong performance across all regions. Debt underwriting fees were $2.2 billion, up 12%, driven by record loan syndication fees and record bond underwriting. Equity underwriting fees were $1.2 billion, up 37%, reflecting strong performance across all regions. Fixed Income Markets revenue decreased by 14% from the prior year, primarily due to markdowns of $1.4 billion (net of fees) on leverage lending funded loans and unfunded commitments and markdowns of $358 million (net of risk management results) on CDO warehouses and unsold positions. Fixed Income Markets revenue also decreased due to weak credit trading and significantly lower commodities results, compared with a strong prior year. These lower results were offset partially by record revenue in rates and currencies. Equity Markets revenue was $3.3 billion, up 33%, benefiting from strong trading results across all products and strong client revenue. Credit Portfolio revenue was $990 million, up 18%, primarily due to higher trading revenue from risk management activities, partially offset by lower gains from loan sales and workouts.
The Provision for credit losses was $454 million, an increase of $326 million from the prior year. The change was due to a net increase of $240 million in the Allowance for credit losses, primarily due to portfolio activity and growth. In addition, there were $45 million of net charge-offs in the current year, compared with $41 million of net recoveries in the prior period. The Allowance for loan losses to average loans was 1.85% for 2007, compared with a ratio of 1.74% in the prior year.
Noninterest expense was $10.1 billion, up by $408 million, or 4%, from the prior year.

Selected metrics	Three months ended September 30,			Nine months ended September 30,
(in millions, except headcount and ratio data)	2007	2006	Change	2007	2006	Change

Selected average balances
Total assets	$710,665	$626,245	13%	$688,730	$648,101	6%
Trading assets – debt and equity instruments(a)	372,212	283,915	31	355,708	268,256	33
Trading assets – derivatives receivables	63,017	53,184	18	59,336	52,769	12
Loans:
Loans retained(b)	61,919	61,623	—	59,996	58,137	3
Loans at fair value and loans held-for-sale(a)	17,315	24,030	(28)	15,278	21,072	(27)

Total loans	79,234	85,653	(7)	75,274	79,209	(5)
Adjusted assets(c)	625,619	539,278	16	600,688	520,718	15
Equity	21,000	21,000	—	21,000	20,670	2

Headcount	25,691 #	23,447 #	10	25,691 #	23,447 #	10
Credit data and quality statistics
Net charge-offs (recoveries)	$67	$(8)	NM	$45	$(41)	NM
Nonperforming assets:(d) Nonperforming loans	265	420	(37)	265	420	(37)
Other nonperforming assets	60	36	67	60	36	67
Allowance for credit losses:
Allowance for loan losses	1,112	1,010	10	1,112	1,010	10
Allowance for lending-related commitments	568	292	95	568	292	95

Total Allowance for credit losses	1,680	1,302	29	1,680	1,302	29

Net charge-off (recovery) rate(a)(b)	0.43%	(0.05)%		0.10%	(0.09)%
Allowance for loan losses to average loans(a)(b)	1.80	1.64		1.85	1.74
Allowance for loan losses to nonperforming loans(d)	585	253		585	253
Nonperforming loans to average loans	0.33	0.49		0.35	0.53
Market risk – average trading and credit portfolio VAR(e)
By risk type:
Fixed income	$98	$63	56	$72	$58	24
Foreign exchange	23	24	(4)	21	23	(9)
Equities	35	32	9	43	29	48
Commodities and other	28	46	(39)	34	48	(29)
Less: portfolio diversification(f)	(72)	(82)	12	(68)	(74)	8

Total trading VAR(g)	112	83	35	102	84	21
Credit portfolio VAR(h)	17	14	21	14	14	—
Less: portfolio diversification(f)	(22)	(8)	(175)	(16)	(9)	(78)

Total trading and credit portfolio VAR	$107	$89	20	$100	$89	12

(a)
As a result of the adoption of SFAS 159 in the first quarter of 2007, $11.7 billion of loans were reclassified to trading assets. Loans at fair value and loans held-for-sale were excluded when calculating the allowance coverage ratio and Net charge-off rate.

(b)	Loans retained included credit portfolio loans, leveraged leases and other accrual loans, and excluded loans at fair value.
(c)
Adjusted assets, a non-GAAP financial measure, equals Total assets minus (1) Securities purchased under resale agreements and Securities borrowed less Securities sold, not yet purchased; (2) assets of variable interest entities consolidated under FIN 46R; (3) cash and securities segregated and on deposit for regulatory and other purposes; and (4) goodwill and intangibles. The amount of adjusted assets is presented to assist the reader in comparing IB’s asset and capital levels to other investment banks in the securities industry. Asset-to-equity leverage ratios are commonly used as one measure to assess a company’s capital adequacy. IB believed an adjusted asset amount that excluded the assets discussed above, which were considered to have a low risk profile, provided a more meaningful measure of balance sheet leverage in the securities industry.

(d)
Nonperforming loans included Loans held-for-sale of $75 million and $21 million at September 30, 2007 and 2006, respectively, which were excluded from the allowance coverage ratios. Nonperforming loans excluded distressed loans held-for-sale purchased as part of IB’s proprietary activities and assets classified as trading assets. Loans elected under the fair value option and classified within trading assets are also excluded from Nonperforming loans.

(e)	For a more complete description of VAR, see pages 62–65 of this Form 10-Q.
(f)
Average VARs were less than the sum of the VARs of their market risk components, which was due to risk offsets resulting from portfolio diversification. The diversification effect reflected the fact that the risks were not perfectly correlated. The risk of a portfolio of positions is usually less than the sum of the risks of the positions themselves.

(g)
Trading VAR includes substantially all trading activities in IB. Trading VAR does not include VAR related to the debit valuation adjustments (“DVA”) taken on derivative and structured liabilities to reflect the credit quality of the Firm. See the DVA Sensitivity table on page 64 of this Form 10-Q for further details.

(h)
Included VAR on derivative credit valuation adjustments, hedges of the credit valuation adjustment and mark-to-market hedges of the retained loan portfolio, which were all reported in Principal Transactions revenue. The VAR did not include the retained loan portfolio.

According to Thomson Financial, for the first nine months of 2007, the Firm was ranked #1 in Global Equity and Equity-Related; #1 in Global Syndicated Loans; #4 in Global Announced M&A; #2 in Global Debt, Equity and Equity-Related; and #2 in Global Long-term Debt based upon volume.

	Nine months ended September 30, 2007		Full Year 2006
Market shares and rankings(a)	Market Share	Rankings	Market Share	Rankings

Global debt, equity and equity-related	7%	#2	7%	#2
Global syndicated loans	14	#1	14	#1
Global long-term debt	7	#2	6	#3
Global equity and equity-related	9	#1	7	#6
Global announced M&A	23	#4	23	#4
U.S. debt, equity and equity-related	10	#2	9	#2
U.S. syndicated loans	26	#1	26	#1
U.S. long-term debt	11	#2	12	#2
U.S. equity and equity-related(b)	11	#2	8	#6
U.S. announced M&A	26	#5	28	#3

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
During the first quarter of 2006, RFS completed the purchase of Collegiate Funding Services, which contributed an education loan servicing capability and provided an entry into the Federal Family Education Loan Program consolidation market. On July 1, 2006, RFS sold its life insurance and annuity-underwriting businesses to Protective Life Corporation. On October 1, 2006, JPMorgan Chase completed the Bank of New York transaction, significantly strengthening RFS’s distribution network in the New York tri-state area. See Note 2 on page 73 of this Form 10-Q.

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2007	2006	Change	2007	2006	Change

Revenue
Lending & deposit-related fees	$492	$406	21%	$1,385	$1,167	19%
Asset management, administration and commissions	336	326	3	943	1,129	(16)
Securities (losses)	—	(7)	NM	—	(52)	NM
Mortgage fees and related income(a)	229	67	242	1,206	507	138
Credit card income	167	136	23	472	380	24
Other income	296	170	74	687	381	80

Noninterest revenue	1,520	1,098	38	4,693	3,512	34
Net interest income	2,681	2,457	9	7,971	7,585	5

Total net revenue	4,201	3,555	18	12,664	11,097	14

Provision for credit losses	680	114	496	1,559	299	421

Noninterest expense
Compensation expense(a)	1,087	886	23	3,256	2,707	20
Noncompensation expense(a)	1,265	1,142	11	3,753	3,595	4
Amortization of intangibles	117	111	5	351	334	5

Total noninterest expense	2,469	2,139	15	7,360	6,636	11

Income before income tax expense	1,052	1,302	(19)	3,745	4,162	(10)
Income tax expense	413	556	(26)	1,462	1,667	(12)

Net income	$639	$746	(14)	$2,283	$2,495	(8)

Financial ratios
ROE	16%	21%		19%	24%
Overhead ratio(a)	59	60		58	60
Overhead ratio excluding core deposit intangibles(a)(b)	56	57		55	57

(a)
The Firm adopted SFAS 159 in the first quarter of 2007. As a result, certain loan-origination costs have been classified as expense (previously netted against revenue) for the three and nine months ended September 30, 2007.

(b)
Retail Financial Services uses the overhead ratio excluding the amortization of core deposit intangibles (“CDI”), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation results in a higher overhead ratio in earlier years and a lower overhead ratio in later years; this method would result in an improving overhead ratio over time, all things remaining equal. This non-GAAP ratio excluded Regional Banking’s core deposit intangible amortization expense related to the Bank of New York transaction and the Bank One merger of $116 million and $109 million for the three months ended September 30, 2007 and 2006, respectively, and $347 million and $328 million for the nine months ended September 30, 2007 and 2006, respectively.

Quarterly results
Net income was $639 million, down by $107 million, or 14%, from the prior year, due to lower results in Regional Banking, primarily due to an increase in the Provision for credit losses.
Net revenue was $4.2 billion, up by $646 million, or 18%, from the prior year. Net interest income was $2.7 billion, up by $224 million, or 9%, due to the Bank of New York transaction, wider spreads on loans and higher deposit balances. These benefits were offset partially by a shift to narrower–spread deposit products. Noninterest revenue was $1.5 billion, up by $422 million, or 38%, benefiting from the absence of a prior-year negative valuation adjustment to the MSR asset; increases in deposit-related fees; an increase in mortgage loan originations; a higher level of education loan sales; and increased mortgage loan servicing revenue. Noninterest revenue also benefited from the Bank of New York transaction and the classification of certain mortgage loan origination costs as expense (loan origination costs previously netted against revenue commenced being recorded as an expense in the first quarter of 2007 due to the adoption of SFAS 159). These benefits were offset partially by markdowns on the mortgage warehouse and pipeline.
The Provision for credit losses was $680 million, compared with $114 million in the prior year. The current-quarter provision includes a net increase of $306 million in the Allowance for loan losses related to home equity loans as continued weak housing prices have resulted in an increase in estimated losses for high loan-to-value loans. Home equity net charge-offs were $150 million (0.65% net charge-off rate), compared with $29 million (0.15% net charge-off rate) in the prior year. In addition, the current-quarter provision includes an increase in the Allowance for loan losses, reflecting increased loan balances resulting from the decision to retain rather than sell subprime mortgage loans. Subprime mortgage net charge-offs were $40 million (1.62% net charge-off rate), compared with $13 million (0.36% net charge-off rate) in the prior year.
Noninterest expense was $2.5 billion, up by $330 million, or 15%, due to the Bank of New York transaction, the classification of certain loan origination costs as expense due to the adoption of SFAS 159, investments in the retail distribution network and an increase in loan originations in Mortgage Banking.
Year-to-date results
Net income was $2.3 billion, down by $212 million, or 8%, from the prior year, as lower results in Regional Banking and Auto Finance, primarily due to an increase in the Provision for credit losses, were offset partially by improved results in Mortgage Banking.
Net revenue was $12.7 billion, up by $1.6 billion, or 14%, from the prior year. Net interest income was $8.0 billion, up by $386 million, or 5%, due to the Bank of New York transaction, wider spreads on loans and higher deposit balances. These benefits were offset partially by the sale of the insurance business, a shift to narrower–spread deposit products and a decrease in loan balances. Noninterest revenue was $4.7 billion, up by $1.2 billion, or 34%, benefiting from increases in deposit-related fees; the absence of a prior-year negative valuation adjustment to the MSR asset; an increase in mortgage originations; increased mortgage loan servicing revenue; higher operating lease revenue; and a higher level of education loan sales. Noninterest revenue also benefited from the Bank of New York transaction and the classification of certain mortgage loan origination costs as expense (loan origination costs previously netted against revenue commenced being recorded as an expense in the first quarter of 2007 due to the adoption of SFAS 159). These benefits were offset partially by markdowns on the mortgage warehouse and pipeline and the sale of the insurance business.
The Provision for credit losses was $1.6 billion, compared with $299 million in the prior year. The year-to-date provision includes a net increase of $635 million in the Allowance for loan losses related to home equity loans, as continued weak housing prices have resulted in an increase in estimated losses for high loan-to-value loans. Home equity net charge-offs were $316 million (0.47% net charge-off rate), compared with $92 million (0.16% net charge-off rate) in the prior year. In addition, the year-to-date provision reflects an increase in estimated losses in the subprime mortgage portfolio, as well as increased loan balances resulting from the decision to retain rather than sell subprime mortgage loans. Subprime mortgage net charge-offs were $86 million (1.28% net charge-off rate), compared with $30 million (0.27% net charge-off rate) in the prior year. Home equity and subprime mortgage underwriting standards were tightened during the year-to-date period, and pricing actions were implemented to reflect elevated risks in these segments.
Noninterest expense was $7.4 billion, up by $724 million, or 11%, due to the Bank of New York transaction, the classification of certain loan origination costs as expense due to the adoption of SFAS 159, investments in the retail distribution network and an increase in loan originations in Mortgage Banking. These increases were offset partially by the sale of the insurance business.

Selected metrics	Three months ended September 30,					Nine months ended September 30,
(in millions, except headcount and ratio data)	2007		2006		Change	2007		2006		Change

Selected ending balances
Assets	$216,754		$227,056		(5)%	$216,754		$227,056		(5)%
Loans:
Loans retained	172,498		188,549		(9)	172,498		188,549		(9)
Loans at fair value and loans held-for-sale(a)	18,274		17,005		7	18,274		17,005		7

Total loans	190,772		205,554		(7)	190,772		205,554		(7)
Deposits	216,135		198,260		9	216,135		198,260		9

Selected average balances
Assets	$214,852		$225,307		(5)	$216,218		$230,307		(6)
Loans
Loans retained	168,495		189,313		(11)	165,479		186,852		(11)
Loans at fair value and loans held-for-sale(a)	19,560		13,994		40	24,289		14,411		69

Total loans	188,055		203,307		(8)	189,768		201,263		(6)
Deposits	216,904		198,967		9	217,669		197,491		10
Equity	16,000		14,300		12	16,000		14,167		13

Headcount	68,528	#	61,915	#	11	68,528	#	61,915	#	11

Credit data and quality statistics
Net charge-offs	$350		$128		173	$805		$362		122
Nonperforming loans(b)(d)	1,991		1,404		42	1,991		1,404		42
Nonperforming assets	2,404		1,595		51	2,404		1,595		51
Allowance for loan losses	2,105		1,306		61	2,105		1,306		61

Net charge-off rate(c)	0.82%		0.27%			0.65%		0.26%
Allowance for loan losses to ending loans(c)	1.22		0.69			1.22		0.69
Allowance for loan losses to nonperforming loans(c)	107		95			107		95
Nonperforming loans to total loans	1.04		0.68			1.04		0.68

(a)
Loans included prime mortgage loans originated with the intent to sell, which, for new originations on or after January 1, 2007, were accounted for at fair value under SFAS 159. These loans, classified as Trading assets on the Consolidated balance sheets, totaled $14.4 billion at September 30, 2007. Average Loans included $14.1 billion and $11.4 billion of these loans for the three and nine months ended September 30, 2007, respectively.

(b)
Nonperforming loans included Loans held-for-sale and Loans accounted for at fair value under SFAS 159 of $17 million and $24 million at September 30, 2007 and 2006, respectively. Certain of these loans are classified as Trading assets on the Consolidated balance sheet.

(c)	Loans held-for-sale and Loans accounted for at fair value under SFAS 159 were excluded when calculating the allowance coverage ratio and the Net charge-off rate.
(d)
Excluded Nonperforming assets related to (1) loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by U.S. government agencies of $1.3 billion and $1.1 billion at September 30, 2007 and 2006, respectively, and (2) education loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program of $241 million and $189 million at September 30, 2007 and 2006, respectively. These amounts for GNMA and education loans are excluded, as reimbursement is proceeding normally.

REGIONAL BANKING

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2007	2006	Change	2007	2006	Change

Noninterest revenue	$1,013	$855	18%	$2,783	$2,526	10%
Net interest income	2,325	2,107	10	6,920	6,539	6

Total Net revenue	3,338	2,962	13	9,703	9,065	7
Provision for credit losses	574	53	NM	1,301	189	NM
Noninterest expense	1,760	1,611	9	5,238	5,095	3

Income before income tax expense	1,004	1,298	(23)	3,164	3,781	(16)

Net income	$611	$744	(18)	$1,930	$2,265	(15)

ROE	21%	29%		22%	30%
Overhead ratio	53	54		54	56
Overhead ratio excluding core deposit intangibles(a)	49	51		50	53

(a)
Regional Banking uses the overhead ratio excluding the amortization of CDI, a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation results in a higher overhead ratio in earlier years and a lower overhead ratio in later years; this method would result in an improving overhead ratio over time, all things remaining equal. This non-GAAP ratio excluded Regional Banking’s core deposit intangible amortization expense related to the Bank of New York transaction and the Bank One merger of $116 million and $109 million for the three months ended September 30, 2007 and 2006, respectively, and $347 million and $328 million for the nine months ended September 30, 2007 and 2006, respectively.

Quarterly results
Regional Banking net income was $611 million, down by $133 million, or 18%, from the prior year. Net revenue was $3.3 billion, up by $376 million, or 13%, benefiting from the following: the Bank of New York transaction; increases in deposit-related fees; a higher level of education loan sales; growth in deposits and wider loan spreads. These benefits were offset partially by a shift to narrower–spread deposit products. The Provision for credit losses was $574 million, compared with $53 million in the prior year. The increase in provision was due to the home equity and subprime mortgage portfolios (see Retail Financial Services discussion of Provision for credit losses for further detail). Noninterest expense was $1.8 billion, up by $149 million, or 9%, from the prior year due to the Bank of New York transaction and investments in the retail distribution network.
Year-to-date results
Regional Banking net income was $1.9 billion, down by $335 million, or 15%, from the prior year. Net revenue was $9.7 billion, up by $638 million, or 7%, benefiting from the following: the Bank of New York transaction; increases in deposit-related fees; growth in deposits; wider loan spreads; and a higher level of education loan sales. These benefits were offset partially by the sale of the insurance business and a shift to narrower–spread deposit products. The Provision for credit losses was $1.3 billion, compared with $189 million in the prior year. The increase in provision was due to the home equity and subprime mortgage portfolios (see Retail Financial Services discussion of Provision for credit losses for further detail). Noninterest expense was $5.2 billion, up by $143 million, or 3%, from the prior year as the Bank of New York transaction and investments in the retail distribution network were offset partially by the sale of the insurance business.

Business metrics	Three months ended September 30,			Nine months ended September 30,
(in billions, except ratios)	2007	2006	Change	2007	2006	Change

Home equity origination volume	$11.2	$13.3	(16)%	$38.5	$39.0	(1)%
End-of-period loans owned
Home equity	$93.0	$80.4	16	$93.0	$80.4	16
Mortgage(a)	12.3	46.6	(74)	12.3	46.6	(74)
Business banking	14.9	13.1	14	14.9	13.1	14
Education	10.2	9.4	9	10.2	9.4	9
Other loans(b)	2.4	2.2	9	2.4	2.2	9

Total end-of-period loans	132.8	151.7	(12)	132.8	151.7	(12)
End-of-period deposits
Checking	$64.5	$59.8	8	$64.5	$59.8	8
Savings	95.7	86.9	10	95.7	86.9	10
Time and other	46.5	41.5	12	46.5	41.5	12

Total end-of-period deposits	206.7	188.2	10	206.7	188.2	10
Average loans owned
Home equity	$91.8	$78.8	16	$89.1	$76.4	17
Mortgage(a)	9.9	47.8	(79)	9.2	46.5	(80)
Business banking	14.8	13.0	14	14.5	12.9	12
Education	9.8	8.9	10	10.4	7.7	35
Other loans(b)	2.4	2.2	9	2.6	2.6	—

Total average loans(c)	128.7	150.7	(15)	125.8	146.1	(14)
Average deposits
Checking	$64.9	$60.3	8	$66.5	$61.9	7
Savings	97.1	88.1	10	97.4	89.1	9
Time and other	43.3	39.0	11	42.5	35.6	19

Total average deposits	205.3	187.4	10	206.4	186.6	11
Average assets	140.6	159.1	(12)	138.1	160.3	(14)
Average equity	11.8	10.2	16	11.8	10.1	17

Credit data and quality statistics
(in millions, except ratios)
30+ day delinquency rate(d)	2.39%	1.57%		2.39%	1.57%
Net charge-offs
Home equity	$150	$29	417	$316	$92	243
Mortgage	40	14	186	86	35	146
Business banking	33	19	74	88	53	66
Other loans	23	1	NM	88	21	319

Total net charge-offs	246	63	290	578	201	188
Net charge-off rate
Home equity	0.65%	0.15%		0.47%	0.16%
Mortgage	1.60	0.12		1.25	0.10
Business banking	0.88	0.58		0.81	0.55
Other loans	1.01	0.05		1.28	0.36
Total net charge-off rate(c)	0.78	0.17		0.63	0.19

Nonperforming assets(e)	$2,206	$1,417	56	$2,206	$1,417	56

(a)
As of January 1, 2007, $19.4 billion of held-for-investment prime mortgage loans were transferred from RFS to Treasury within the Corporate segment for risk management and reporting purposes. The transfer had no impact on the financial results of Regional Banking. Balances reported at and for the three and nine months ended September 30, 2007, primarily reflected subprime mortgage loans owned.

(b)	Included commercial loans derived from community development activities and, prior to July 1, 2006, insurance policy loans.
(c)
Average loans included Loans held-for-sale of $3.2 billion and $2.5 billion for the three months ended September 30, 2007 and 2006, respectively and $3.8 billion and $2.6 billion for the nine months ended September 30, 2007 and 2006, respectively. These amounts were excluded when calculating the Net charge-off rate.

(d)
Excluded loans that are 30 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program of $590 million and $462 million at September 30, 2007 and 2006, respectively. These amounts are excluded as reimbursement is proceeding normally.

(e)
Excluded Nonperforming assets related to education loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program of $241 million and $189 million at September 30, 2007 and 2006, respectively. These amounts are excluded as reimbursement is proceeding normally.

Retail branch business metrics	Three months ended September 30,						Nine months ended September 30,
	2007		2006		Change		2007		2006		Change

Investment sales volume (in millions)	$4,346		$3,536		23%		$14,246		$10,781		32%

Number of:
Branches	3,096	#	2,677	#	419	#	3,096	#	2,677	#	419	#
ATMs	8,943		7,825		1,118		8,943		7,825		1,118
Personal bankers(a)	9,503		7,484		2,019		9,503		7,484		2,019
Sales specialists(a)	4,025		3,471		554		4,025		3,471		554
Active online customers (in thousands)(b)	5,706		4,717		989		5,706		4,717		989
Checking accounts (in thousands)	10,644		9,270		1,374		10,644		9,270		1,374

(a)	Employees acquired as part of the Bank of New York transaction are included beginning June 30, 2007. This transaction was completed on October 1, 2006.
(b)
During the quarter ended June 30, 2007, RFS changed the methodology for determining active online customers to include all individual RFS customers with one or more online accounts that have been active within 90 days of period end, including customers who also have online accounts with Card Services. Prior periods have been restated to conform to this new methodology.

MORTGAGE BANKING

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios and where otherwise noted)	2007	2006	Change	2007	2006	Change

Production revenue(a)	$176	$197	(11)%	$1,039	$618	68%
Net mortgage servicing revenue:
Loan servicing revenue	629	579	9	1,845	1,702	8
Changes in MSR asset fair value:
Due to inputs or assumptions in model	(810)	(1,075)	25	250	127	97
Other changes in fair value	(377)	(327)	(15)	(1,138)	(1,068)	(7)

Total changes in MSR asset fair value	(1,187)	(1,402)	15	(888)	(941)	6
Derivative valuation adjustments and other	788	824	(4)	(353)	(475)	26

Total net mortgage servicing revenue	230	1	NM	604	286	111

Total net revenue	406	198	105	1,643	904	82
Noninterest expense(a)	485	334	45	1,469	987	49

Income before income tax expense	(79)	(136)	42	174	(83)	NM

Net income	$(48)	$(83)	42	$107	$(51)	NM

ROE	NM	NM		7%	NM

Business metrics (in billions) Third-party mortgage loans serviced (ending)	$600.0	$510.7	17	$600.0	$510.7	17
MSR net carrying value (ending)	9.1	7.4	23	9.1	7.4	23
Average mortgage loans held-for-sale(b)	16.4	10.5	56	20.4	11.1	84
Average assets	31.4	22.4	40	35.0	24.5	43
Average equity	2.0	1.7	18	2.0	1.7	18

Mortgage origination volume by channel (in billions)
Retail	$11.1	$10.1	10	$35.6	$30.0	19
Wholesale	9.8	7.7	27	32.5	23.8	37
Correspondent	7.2	2.7	167	18.4	9.8	88
CNT (Negotiated transactions)	11.1	8.5	31	32.9	25.8	28

Total(c)	$39.2	$29.0	35	$119.4	$89.4	34

(a)
The Firm adopted SFAS 159 in the first quarter of 2007. As a result, certain loan origination costs have been classified as expense (previously netted against revenue) for the three and nine months ended September 30, 2007.

(b)
Included $14.1 billion and $11.4 billion of prime mortgage loans at fair value for the three and nine months ended September 30, 2007, respectively. These loans are classified as Trading assets on the Consolidated balance sheets for 2007.

(c)
During the second quarter of 2007, RFS changed its definition of mortgage originations to include all newly originated mortgage loans sourced through RFS channels, and to exclude all mortgage loan originations sourced through IB channels. Prior periods have been restated to conform to this new definition.

Quarterly results
Mortgage Banking net loss was $48 million, compared with a net loss of $83 million in the prior year. Net revenue was $406 million, up by $208 million. Net revenue comprises production revenue and net mortgage servicing revenue. Production revenue was $176 million, down by $21 million, as markdowns of $186 million on the mortgage warehouse and pipeline were offset partially by an increase in mortgage loan originations and the classification of certain loan origination costs as expense (loan origination costs previously netted against revenue commenced being recorded as an expense in the first quarter of 2007 due to the adoption of SFAS 159). Net mortgage servicing revenue, which includes loan servicing revenue, MSR risk management results and other changes in fair value, was $230 million, compared with $1 million in the prior year. Loan servicing revenue of $629 million increased by $50 million on growth of 17% in third-party loans serviced. MSR risk management revenue of negative $22 million improved by $229 million, due primarily to the absence of a prior-year negative valuation adjustment of $235 million to the MSR asset. Other changes in fair value of the MSR asset, representing run-off of the asset against the realization of servicing cash flows, were negative $377 million, compared with negative $327 million in the prior year. Noninterest expense was $485 million, up by $151 million, or 45%. The increase reflected the classification of certain loan origination costs due to the adoption of SFAS 159, and higher compensation expense, the result of higher loan originations and a greater number of loan officers.
Year-to-date results
Mortgage Banking net income was $107 million, compared with a net loss of $51 million in the prior year. Net revenue was $1.6 billion, up by $739 million. Net revenue comprises production revenue and net mortgage servicing revenue. Production revenue was $1.0 billion, up by $421 million, due to an increase in mortgage loan originations and the classification of certain loan origination costs as expense (loan origination costs previously netted against revenue commenced being recorded as an expense in the first quarter of 2007 due to the adoption of SFAS 159). These increases were offset partially by markdowns of $186 million on the mortgage warehouse and pipeline, in the third quarter of 2007. Net mortgage servicing revenue, which includes loan servicing revenue, MSR risk management results and other changes in fair value, was $604 million, compared with $286 million in the prior year. Loan servicing revenue of $1.8 billion increased by $143 million on growth of 17% in third-party loans serviced. MSR risk management revenue of negative $103 million improved by $245 million, due primarily to the absence of a prior-year negative valuation adjustment of $235 million to the MSR asset. Other changes in fair value of the MSR asset, representing run-off of the asset against the realization of servicing cash flows, were negative $1.1 billion. Noninterest expense was $1.5 billion, up by $482 million, or 49%. The increase reflected the classification of certain loan origination costs due to the adoption of SFAS 159, and higher compensation expense, the result of higher loan originations and a greater number of loan officers.

AUTO FINANCE

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios and where
otherwise noted)	2007	2006	Change	2007	2006	Change

Noninterest revenue	$140	$110	27%	$409	$244	68%
Net interest income	307	285	8	898	884	2

Total net revenue	447	395	13	1,307	1,128	16
Provision for credit losses	96	61	57	247	110	125
Noninterest expense	224	194	15	653	554	18

Income before income tax expense	127	140	(9)	407	464	(12)

Net income	$76	$85	(11)	$246	$281	(12)

ROE	14%	14%		15%	16%
ROA	0.70	0.77		0.76	0.82

Business metrics (in billions)
Auto origination volume	$5.2	$5.5	(5)	$15.7	$14.3	10
End-of-period loans and lease related assets
Loans outstanding	$40.3	$38.1	6	$40.3	$38.1	6
Lease financing receivables	0.6	2.2	(73)	0.6	2.2	(73)
Operating lease assets	1.8	1.5	20	1.8	1.5	20

Total end-of-period loans and lease related assets	42.7	41.8	2	42.7	41.8	2
Average loans and lease related assets
Loans outstanding(a)	$39.9	$38.9	3	$39.8	$40.1	(1)
Lease financing receivables	0.7	2.5	(72)	1.1	3.2	(66)
Operating lease assets	1.8	1.4	29	1.7	1.2	42

Total average loans and lease related assets	42.4	42.8	(1)	42.6	44.5	(4)
Average assets	42.9	43.8	(2)	43.1	45.6	(5)
Average equity	2.2	2.4	(8)	2.2	2.4	(8)

Credit quality statistics
30+ day delinquency rate	1.65%	1.61%		1.65%	1.61%
Net charge-offs
Loans	$98	$63	56	$218	$155	41
Lease receivables	1	2	(50)	3	6	(50)

Total net charge-offs	99	65	52	221	161	37
Net charge-off rate

Loans(a)	0.97%	0.66%		0.73%	0.53%
Lease receivables	0.57	0.32		0.36	0.25
Total net charge-off rate(a)	0.97	0.64		0.72	0.51
Nonperforming assets	$156	$174	(10)	$156	$174	(10)

(a)
For the three and nine month periods ended September 30, 2006, Average loans included Loans held-for-sale of $943 million and $709 million, respectively. These amounts are excluded when calculating the Net charge-off rate. For the three and nine month periods ended September 30, 2007, Auto loans classified as held-for-sale were insignificant.

Quarterly results
Auto Finance net income was $76 million, down by $9 million, or 11%, from the prior year. Net revenue was $447 million, up by $52 million, or 13%, reflecting higher automobile operating lease revenue and wider loan spreads. The Provision for credit losses was $96 million, an increase of $35 million, reflecting an increase in estimated losses from low prior-year levels. Noninterest expense of $224 million increased by $30 million, or 15%, driven by increased depreciation expense on owned automobiles subject to operating leases.
Year-to-date results
Auto Finance net income was $246 million, down by $35 million, or 12%, from the prior year. Net revenue was $1.3 billion, up by $179 million, or 16%, reflecting higher automobile operating lease revenue, wider loan spreads and the absence of a prior-year $50 million pretax loss related to auto loans transferred to held-for-sale. The Provision for credit losses was $247 million, an increase of $137 million, reflecting an increase in estimated losses from low prior-year levels. Noninterest expense of $653 million increased by $99 million, or 18%, driven by increased depreciation expense on owned automobiles subject to operating leases.

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

Selected income statement data–managed basis	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2007	2006	Change	2007	2006	Change

Revenue
Credit card income	$692	$636	9%	$1,973	$1,890	4%
All other income	67	126	(47)	239	246	(3)

Noninterest revenue	759	762	—	2,212	2,136	4
Net interest income	3,108	2,884	8	9,052	8,859	2

Total net revenue	3,867	3,646	6	11,264	10,995	2

Provision for credit losses	1,363	1,270	7	3,923	3,317	18

Noninterest expense
Compensation expense	256	251	2	761	761	—
Noncompensation expense	827	823	—	2,383	2,429	(2)
Amortization of intangibles	179	179	—	547	555	(1)

Total noninterest expense	1,262	1,253	1	3,691	3,745	(1)

Income before income tax expense	1,242	1,123	11	3,650	3,933	(7)
Income tax expense	456	412	11	1,340	1,446	(7)

Net Income	$786	$711	11	$2,310	$2,487	(7)

Memo: Net securitization gains (amortization)	$—	$48	NM	$39	$50	(22)

Financial metrics
ROE	22%	20%		22%	24%
Overhead ratio	33	34		33	34

Quarterly results
Net income was $786 million, up by $75 million, or 11%, from the prior year. Earnings benefited from higher revenue offset partially by an increase in the Provision for credit losses.
End-of-period managed loans of $149.1 billion increased by $5.2 billion, or 4%, from the prior year. Average managed loans of $148.7 billion increased by $7.0 billion, or 5%, from the prior year. Both end-of-period and average managed loans benefited from organic growth.
Net managed revenue was $3.9 billion, up by $221 million, or 6%, from the prior year. Net interest income was $3.1 billion, up by $224 million, or 8%, from the prior year. The increase in net interest income was driven by an increased level of fees and higher average loan balances. These benefits were offset partially by the discontinuation of certain billing practices (including the elimination of certain over-limit fees and the two-cycle billing method for calculating finance charges) and a narrower loan spread. Noninterest revenue was $759 million, flat compared with the prior year. Increased net interchange income, which benefited from higher charge volume, was offset by lower net securitization gains. Charge volume growth of 3% reflects an approximate 10% growth rate in sales volume, offset primarily by a lower level of balance transfers, the result of a more targeted marketing effort.
The Managed provision for credit losses was $1.4 billion, up by $93 million, or 7%, from the prior year due to a higher level of net charge-offs. Credit quality was stable in the quarter, with a managed net charge-off rate for the quarter of 3.64%, up from 3.58% in the prior year. The 30-day managed delinquency rate was 3.25%, up from 3.17% in the prior year.
Noninterest expense was $1.3 billion, up by $9 million, or 1%, compared with the prior year, primarily due to higher volume-related expense.

Year-to-date results
Net income was $2.3 billion, down by $177 million, or 7%, from the prior year. Prior-year results benefited from significantly lower net charge-offs following the change in bankruptcy legislation in the fourth quarter of 2005.
End-of-period managed loans of $149.1 billion increased by $5.2 billion, or 4%, from the prior year. Average managed loans of $148.5 billion increased by $9.5 billion, or 7%, from the prior year. Both end-of-period and average managed loans benefited from organic growth.
Net managed revenue was $11.3 billion, up by $269 million, or 2%, from the prior year. Net interest income was $9.1 billion, up by $193 million, or 2%, compared with the prior year. The increase in net interest income was driven by higher average loan balances and an increased level of fees. These benefits were offset partially by a narrower loan spread, the discontinuation of certain billing practices (including the elimination of over-limit fees and the two-cycle method for calculating finance charges) and increased revenue reversals, resulting from a higher level of charge-offs. Noninterest revenue was $2.2 billion, up by $76 million, or 4%, from the prior year. The increase reflects a higher level of fee-based revenue and increased net interchange income, benefiting from 5% higher charge volume. Charge volume reflects an approximate 10% growth rate in sales volume, offset partially by a lower level of balance transfers, the result of a more targeted marketing effort.
The Managed provision for credit losses was $3.9 billion, up by $606 million, or 18%, from the prior year. The prior year benefited from lower net charge-offs, following the change in bankruptcy legislation in the fourth quarter of 2005. The managed net charge-off rate increased to 3.61%, up from 3.29% in the prior year. The 30-day managed delinquency rate was 3.25%, up from 3.17% in the prior year.
Noninterest expense was $3.7 billion, down by $54 million, or 1%, compared with the prior year, primarily due to lower marketing expense and lower fraud-related expense, offset partially by higher volume-related expense.

Selected metrics	Three months ended September 30,			Nine months ended September 30,
(in millions, except headcount, ratios and where
otherwise noted)	2007	2006	Change	2007	2006	Change

% of average managed outstandings:
Net interest income	8.29%	8.07%		8.15%	8.52%
Provision for credit losses	3.64	3.56		3.53	3.19
Noninterest revenue	2.03	2.13		1.99	2.05
Risk adjusted margin(a)	6.68	6.65		6.61	7.39
Noninterest expense	3.37	3.51		3.32	3.60
Pretax income (ROO)	3.31	3.14		3.29	3.78
Net income	2.10	1.99		2.08	2.39

Business metrics
Charge volume (in billions)	$89.8	$87.5	3%	$259.1	$246.2	5%
Net accounts opened (in thousands)(b)	3,957 #	4,186 #	(5)	11,102 #	31,477 #	(65)
Credit cards issued (in thousands)	153,637	139,513	10	153,637	139,513	10
Number of registered Internet customers (in millions)	26.4	20.4	29	26.4	20.4	29
Merchant acquiring business(c)
Bank card volume (in billions)	$181.4	$168.7	8	$524.7	$482.7	9
Total transactions (in millions)	4,990 #	4,597 #	9	14,266 #	13,203 #	8

Selected ending balances
Loans:
Loans on balance sheets	$79,409	$78,587	1	$79,409	$78,587	1
Securitized loans	69,643	65,245	7	69,643	65,245	7

Managed loans	$149,052	$143,832	4	$149,052	$143,832	4

Selected average balances
Managed assets	$154,956	$148,272	5	$155,206	$146,192	6
Loans:
Loans on balance sheets	$79,993	$76,655	4	$80,301	$71,129	13
Securitized loans	68,673	65,061	6	68,200	67,862	—

Managed loans	$148,666	$141,716	5	$148,501	$138,991	7

Equity	$14,100	$14,100	—	$14,100	$14,100	—

Headcount	18,887 #	18,696 #	1	18,887 #	18,696 #	1

Managed credit quality statistics
Net charge-offs	$1,363	$1,280	6	$4,008	$3,417	17
Net charge-off rate	3.64%	3.58%		3.61%	3.29%
Managed delinquency ratios
30+ days	3.25%	3.17%		3.25%	3.17%
90+ days	1.50	1.48		1.50	1.48

Allowance for loan losses	$3,107	$3,176	(2)	$3,107	$3,176	(2)
Allowance for loan losses to period-end loans	3.91%	4.04%		3.91%	4.04%

(a)	Represents Total net revenue less Provision for credit losses.
(b)	Year-to-date 2006 included approximately 21 million accounts from the acquisition of the Kohl’s private-label portfolio in the second quarter of 2006.
(c)	Represents 100% of the merchant acquiring business.

Reconciliation from reported basis to managed basis
The financial information presented below reconciles reported basis and managed basis to disclose the effect of securitizations.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2007	2006	Change	2007	2006	Change

Income statement data(a)
Credit card income
Reported basis for the period	$1,528	$1,357	13%	$4,343	$4,673	(7)%
Securitization adjustments	(836)	(721)	(16)	(2,370)	(2,783)	15

Managed credit card income	$692	$636	9	$1,973	$1,890	4

Net interest income
Reported basis for the period	$1,694	$1,556	9	$4,921	$4,459	10
Securitization adjustments	1,414	1,328	6	4,131	4,400	(6)

Managed net interest income	$3,108	$2,884	8	$9,052	$8,859	2

Total net revenue

Reported basis for the period	$3,289	$3,039	8	$9,503	$9,378	1
Securitization adjustments	578	607	(5)	1,761	1,617	9

Managed total net revenue	$3,867	$3,646	6	$11,264	$10,995	2

Provision for credit losses

Reported basis for the period	$785	$663	18	$2,162	$1,700	27
Securitization adjustments	578	607	(5)	1,761	1,617	9

Managed provision for credit losses	$1,363	$1,270	7	$3,923	$3,317	18

Balance sheet – average balances(a)
Total average assets
Reported basis for the period	$88,856	$85,301	4	$89,491	$80,395	11
Securitization adjustments	66,100	62,971	5	65,715	65,797	—

Managed average assets	$154,956	$148,272	5	$155,206	$146,192	6

Credit quality statistics(a)

Net charge-offs
Reported net charge-offs data for the period	$785	$673	17	$2,247	$1,800	25
Securitization adjustments	578	607	(5)	1,761	1,617	9

Managed net charge-offs	$1,363	$1,280	6	$4,008	$3,417	17

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
On October 1, 2006, JPMorgan Chase completed the acquisition of The Bank of New York’s consumer, business banking and middle-market banking businesses adding approximately $2.3 billion in loans and $1.2 billion in deposits to CB.

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2007	2006	Change	2007	2006	Change

Revenue
Lending & deposit-related fees	$159	$145	10%	$475	$434	9%
Asset management, administration and commissions	24	16	50	68	47	45
All other income(a)	107	95	13	394	282	40

Noninterest revenue	290	256	13	937	763	23
Net interest income	719	677	6	2,082	2,019	3

Total net revenue	1,009	933	8	3,019	2,782	9

Provision for credit losses	112	54	107	174	49	255

Noninterest expense
Compensation expense	160	190	(16)	522	566	(8)
Noncompensation expense	300	296	1	890	883	1
Amortization of intangibles	13	14	(7)	42	45	(7)

Total noninterest expense	473	500	(5)	1,454	1,494	(3)

Income before income tax expense	424	379	12	1,391	1,239	12
Income tax expense	166	148	12	545	485	12

Net income	$258	$231	12	$846	$754	12

Financial ratios
ROE	15%	17%		18%	18%
Overhead ratio	47	54		48	54

(a)	IB-related and commercial card revenues are included in All other income.
Quarterly results
Net income was $258 million, up by $27 million, or 12%, from the prior year. The increase was driven by growth in net revenue and lower noninterest expense, offset primarily by a higher Provision for credit losses.
Net revenue was $1.0 billion, up by $76 million, or 8%, from the prior year. Net interest income was $719 million, up by $42 million, or 6%. The increase was driven by double-digit growth in liability and loan balances, reflecting organic growth and the Bank of New York transaction, partially offset by a continued shift to narrower–spread liability products and spread compression in the loan and liability portfolios. Noninterest revenue was $290 million, up by $34 million, or 13%, primarily due to higher deposit-related fees and other income.
Middle Market Banking revenue was $680 million, an increase of $63 million, or 10%, from the prior year, due to the Bank of New York transaction, higher deposit-related fees, and growth in investment banking revenue. Mid-Corporate Banking revenue was $167 million, an increase of $7 million, or 4%. Real Estate Banking revenue was $108 million, a decrease of $11 million, or 9%.
The Provision for credit losses was $112 million, compared with $54 million in the prior year. The current-quarter provision largely reflected portfolio activity and growth in loan balances. The Allowance for loan losses to average loans retained was 2.67% for the current quarter, which decreased from 2.70% in the prior year. Nonperforming loans were $134 million, down 15% from the prior year. The net charge-off rate was 0.13% in the current quarter compared with 0.16% in the prior year.
Noninterest expense was $473 million, down by $27 million, or 5%, from the prior year, as lower performance-based compensation expense was offset partially by higher volume-related expense.
Year-to-date results
Net income was $846 million, an increase of $92 million, or 12%, from the prior year due primarily to growth in net revenue, partially offset by higher Provision for credit losses.
Net revenue of $3.0 billion increased by $237 million, or 9%. Net interest income of $2.1 billion increased by $63 million, or 3%, driven by double-digit growth in liability balances and loans, which reflected organic growth and the Bank of New York transaction, largely offset by the continued shift to narrower–spread liability products and spread compression in the loan and liability portfolios. Noninterest revenue was $937 million, up by $174 million, or 23%, due to higher investment banking-related revenues, increased deposit-related fees and gains related to the sale of securities acquired in the satisfaction of debt.
On a segment basis, Middle Market Banking revenue was $2.0 billion, an increase of $120 million, or 6%, primarily due to the Bank of New York transaction, growth in investment banking revenue and higher deposit-related fees. Mid-Corporate Banking revenue was $576 million, an increase of $118 million, or 26%, reflecting higher lending revenue, investment banking revenue, and gains on sales of securities acquired in the satisfaction of debt. Real Estate Banking revenue of $319 million decreased by $19 million, or 6%.
Provision for credit losses was $174 million, compared with $49 million in the prior year. The increase in the Allowance for credit losses reflected portfolio activity and growth in loan balances. The Allowance for loan losses to average loans was 2.75%, compared with 2.76% in the prior year.
Noninterest expense was $1.5 billion, a decrease of $40 million, or 3%, largely due to lower compensation expense driven by the absence of prior-year expense from the adoption of SFAS 123R, partially offset by expense related to the Bank of New York transaction.

Selected metrics	Three months ended September 30,				Nine months ended September 30,
(in millions, except ratio and headcount data)	2007		2006	Change	2007		2006	Change

Revenue by product:
Lending	$343		$335	2%	$1,039		$985	5%
Treasury services	594		551	8	1,719		1,667	3
Investment banking	64		60	7	222		166	34
Other	8		(13)	NM	39		(36)	NM

Total Commercial Banking revenue	$1,009		$933	8	$3,019		$2,782	9

IB revenues, gross(a)	$194		$170	14	$661		$470	41

Revenue by business:
Middle Market Banking	$680		$617	10	$1,994		$1,874	6
Mid-Corporate Banking	167		160	4	576		458	26
Real Estate Banking	108		119	(9)	319		338	(6)
Other	54		37	46	130		112	16

Total Commercial Banking revenue	$1,009		$933	8	$3,019		$2,782	9

Selected average balances
Total assets	$86,652		$57,378	51	$84,643		$56,246	50
Loans and leases(b)	61,272		53,404	15	59,595		52,227	14
Liability balances(c)	88,081		72,009	22	84,697		71,781	18
Equity	6,700		5,500	22	6,435		5,500	17

Average loans by business:
Middle Market Banking	$37,617		$32,890	14	$37,016		$32,418	14
Mid-Corporate Banking	12,076		8,756	38	11,484		8,205	40
Real Estate Banking	7,144		7,564	(6)	7,038		7,505	(6)
Other	4,435		4,194	6	4,057		4,099	(1)

Total Commercial Banking loans	$61,272		$53,404	15	$59,595		$52,227	14

Headcount	4,158	#	4,447 #	(6)	4,158	#	4,447 #	(6)

Credit data and quality statistics:

Net charge-offs	$20		$21	(5)	$11		$11	—
Nonperforming loans	134		157	(15)	134		157	(15)
Allowance for credit losses:
Allowance for loan losses	1,623		1,431	13	1,623		1,431	13
Allowance for lending-related commitments	236		156	51	236		156	51

Total allowance for credit losses	1,859		1,587	17	1,859		1,587	17

Net charge-off rate(b)	0.13%		0.16%		0.02%		0.03%
Allowance for loan losses to average loans(b)	2.67		2.70		2.75		2.76
Allowance for loan losses to nonperforming loans	1,211		911		1,211		911
Nonperforming loans to average loans	0.22		0.29		0.22		0.30

(a)	Represents the total revenue related to investment banking products sold to CB clients.
(b)
Average loans include Loans held-for-sale of $433 million and $359 million for the quarters ended September 30, 2007 and 2006, respectively, and $550 million and $321 million for year-to-date 2007 and 2006, respectively. These amounts are excluded when calculating the Net charge-off rate and the allowance coverage ratio.

(c)	Liability balances included deposits and deposits swept to on-balance sheet liabilities.

TREASURY & SECURITIES SERVICES

For a discussion of the business profile of TSS, see pages 48–49 of JPMorgan Chase’s 2006 Annual Report and page 5 of this Form 10-Q.

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2007	2006	Change	2007	2006	Change

Revenue
Lending & deposit-related fees	$244	$183	33%	$676	$549	23%
Asset management, administration and commissions	730	642	14	2,244	1,975	14
All other income	171	155	10	480	479	—

Noninterest revenue	1,145	980	17	3,400	3,003	13
Net interest income	603	519	16	1,615	1,569	3

Total net revenue	1,748	1,499	17	5,015	4,572	10

Provision for credit losses	9	1	NM	15	1	NM
Credit reimbursement to IB(a)	(31)	(30)	(3)	(91)	(90)	(1)

Noninterest expense
Compensation expense	579	557	4	1,746	1,643	6
Noncompensation expense	538	489	10	1,563	1,462	7
Amortization of intangibles	17	18	(6)	49	57	(14)

Total noninterest expense	1,134	1,064	7	3,358	3,162	6

Income before income tax expense	574	404	42	1,551	1,319	18
Income tax expense	214	148	45	576	485	19

Net income	$360	$256	41	$975	$834	17

Financial ratios
ROE	48%	46%		43%	48%
Overhead ratio	65	71		67	69
Pretax margin ratio(b)	33	27		31	29

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

Quarterly results
Net income was a record $360 million, up by $104 million, or 41%, from the prior year, driven by record revenue offset partially by higher noninterest expense.
Net revenue was $1.7 billion, up by $249 million, or 17%, from the prior year. Worldwide Securities Services net revenue of $968 million was up by $166 million, or 21%. The growth was driven by increased product usage by new and existing clients and market appreciation, partially offset by spread compression and a shift to narrower-spread liability products. Treasury Services net revenue of $780 million was up by $83 million, or 12%, driven by growth in electronic volumes and higher liability balances. These benefits were offset partially by a continued shift to narrower-spread liability products. TSS firmwide net revenue, which includes Treasury Services net revenue recorded in other lines of business, grew to $2.4 billion, up by $308 million, or 15%. Treasury Services firmwide net revenue grew to $1.4 billion, up by $142 million, or 11%.
Noninterest expense was $1.1 billion, up by $70 million, or 7%, from the prior year. The increase was due to higher expense related to business and volume growth, as well as investment in new product platforms.
Year-to-date results
Net income was $975 million, up by $141 million, or 17%, from the prior year. The increase was driven by record revenue, partially offset by higher noninterest expense.
Net revenue was $5.0 billion, up by $443 million, or 10%, from the prior year. Worldwide Securities Services net revenue was $2.8 billion, up by $346 million, or 14%, driven by increased product usage by new and existing clients and market appreciation, partially offset by spread compression and a shift to narrower-spread liability products. Treasury Services net revenue was $2.2 billion, up by $97 million, or 5%, driven by growth in electronic volumes and higher liability balances. These benefits were offset partially by a continued shift to narrower-spread liability products. TSS firmwide net revenues, which includes Treasury Services net revenue recorded in other lines of business, grew to $6.9 billion, up by $538 million, or 8%. Treasury Services firmwide net revenue grew to $4.1 billion, up by $192 million, or 5%.

Noninterest expense was $3.4 billion, up by $196 million, or 6%. The increase was due to higher expense related to business and volume growth as well as investment in new product platforms.

Selected metrics	Three months ended September 30,					Nine months ended September 30,
(in millions, except headcount, ratio data and where
otherwise noted)	2007		2006		Change	2007		2006		Change

Revenue by business
Treasury Services	$780		$697		12%	$2,189		$2,092		5%
Worldwide Securities Services	968		802		21	2,826		2,480		14

Total net revenue	$1,748		$1,499		17	$5,015		$4,572		10

Business metrics
Assets under custody (in billions)	$15,614		$12,873		21	$15,614		$12,873		21
Number of:
US$ ACH transactions originated (in millions)	943	#	886	#	6	2,886	#	2,572	#	12
Total US$ clearing volume (in thousands)	28,031		26,252		7	82,650		77,940		6
International electronic funds transfer volume (in thousands)(a)	41,415		35,322		17	125,882		104,318		21
Wholesale check volume (in millions)	731		860		(15)	2,269		2,616		(13)
Wholesale cards issued (in thousands)(b)	18,108		16,662		9	18,108		16,662		9
Selected balance sheets (average)
Total assets	$55,688		$30,558		82	$50,829		$30,526		67
Loans	20,602		15,231		35	19,921		14,396		38
Liability balances(c)	236,381		192,518		23	221,606		188,330		18
Equity	3,000		2,200		36	3,000		2,314		30

Headcount	25,209	#	24,575	#	3	25,209	#	24,575	#	3

TSS firmwide metrics
Treasury Services firmwide revenue(d)	$1,442		$1,300		11	$4,101		$3,909		5
Treasury & Securities Services firmwide revenue(d)	2,410		2,102		15	6,927		6,389		8
Treasury Services firmwide overhead ratio(e)	54%		57%			57%		56%
Treasury & Securities Services firmwide overhead ratio(e)	59		63			60		61
Treasury Services firmwide liability balances (average)(f)	$201,671		$162,326		24	$192,560		$159,897		20
Treasury & Securities Services firmwide liability balances (average)(f)	324,462		264,527		23	306,302		259,477		18

(a)	International electronic funds transfer includes non-US$ ACH and clearing volume.
(b)	Wholesale cards issued included domestic commercial card, stored value card, prepaid card, and government electronic benefit card products.
(c)	Liability balances included deposits and deposits swept to on–balance sheet liabilities.
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

(d)	Firmwide revenue included TS revenue recorded in the CB, Regional Banking and AM lines of business (see below) and excluded FX revenues recorded in IB for TSS-related FX activity.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2007	2006	Change	2007	2006	Change

Treasury Services revenue reported in CB	$592	$551	7%	$1,717	$1,667	3%
Treasury Services revenue reported in other lines of business	70	52	35	195	150	30

TSS firmwide FX revenue, which includes FX revenue recorded in TSS and FX revenue associated with TSS customers who are FX customers of IB, was $144 million and $85 million for the quarters ended September 30, 2007 and 2006, respectively, and $395 million and $349 million year-to-date 2007 and 2006, respectively.

(e)
Overhead ratios have been calculated based upon firmwide revenues and TSS and TS expenses, respectively, including those allocated to certain other lines of business. FX revenues and expenses recorded in IB for TSS-related FX activity were not included in this ratio.

(f)
Firmwide liability balances included TS’s liability balances recorded in certain other lines of business. Liability balances associated with TS customers who were also customers of the CB line of business were not included in TS liability balances.

ASSET MANAGEMENT

For a discussion of the business profile of AM, see pages 50–52 of JPMorgan Chase’s 2006 Annual Report and page 5 of this Form 10-Q.

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2007	2006	Change	2007	2006	Change

Revenue
Asset management, administration and commissions	$1,760	$1,285	37%	$4,920	$3,786	30%
All other income	152	120	27	495	329	50

Noninterest revenue	1,912	1,405	36	5,415	4,115	32
Net interest income	293	231	27	831	725	15

Total net revenue	2,205	1,636	35	6,246	4,840	29

Provision for credit losses	3	(28)	NM	(17)	(42)	60

Noninterest expense
Compensation expense	848	676	25	2,491	2,027	23
Noncompensation expense	498	417	19	1,405	1,201	17
Amortization of intangibles	20	22	(9)	60	66	(9)

Total noninterest expense	1,366	1,115	23	3,956	3,294	20

Income before income tax expense	836	549	52	2,307	1,588	45
Income tax expense	315	203	55	868	586	48

Net income	$521	$346	51	$1,439	$1,002	44

Financial ratios
ROE	52%	39%		50%	38%
Overhead ratio	62	68		63	68
Pretax margin ratio(a)	38	34		37	33

Selected metrics
Revenue by client segment
Private bank	$686	$469	46%	$1,892	$1,379	37%
Retail	639	456	40	1,768	1,344	32
Institutional	603	464	30	1,771	1,348	31
Private client services	277	247	12	815	769	6

Total net revenue	$2,205	$1,636	35	$6,246	$4,840	29

(a)
Pretax margin represents Income before income tax expense divided by Total net revenue, which is a measure of pretax performance and another basis by which management evaluates its performance and that of its competitors.

Quarterly results
Net income was a record $521 million, up by $175 million, or 51%, from the prior year. Results benefited from record net revenue offset partially by higher noninterest expense.
Net revenue was $2.2 billion, up by $569 million, or 35%, from the prior year. Noninterest revenue, primarily fees and commissions, was $1.9 billion, up by $507 million, or 36%. This result was due largely to increased assets under management and higher performance and placement fees. Net interest income was $293 million, up by $62 million, or 27%, from the prior year, largely due to higher deposit and loan balances and wider deposit spreads.
Private Bank revenue grew 46%, to $686 million, due to higher asset management and placement fees, increased loan and deposit balances, and wider deposit spreads. Retail revenue grew 40%, to $639 million, primarily due to market appreciation and net asset inflows. Institutional revenue grew 30%, to $603 million, due to net asset inflows and performance fees. Private Client Services revenue grew 12%, to $277 million, due to increased revenue from higher assets under management and higher deposit balances.
The Provision for credit losses was $3 million, compared with a benefit of $28 million in the prior year, reflecting a higher level of recoveries in the prior year.
Noninterest expense was $1.4 billion, up by $251 million, or 23%, from the prior year. The increase was due largely to higher compensation, primarily performance-based, and investments in all business segments.

Year-to-date results
Net income was a record $1.4 billion, up by $437 million, or 44%, from the prior year. Results benefited from record net revenue, partially offset by higher noninterest expense.
Net revenue was $6.2 billion, up by $1.4 billion, or 29%, from the prior year. Noninterest revenue, primarily fees and commissions, was $5.4 billion, up by $1.3 billion, or 32%. This result was due largely to increased assets under management and higher performance and placement fees. Net interest income was $831 million, up by $106 million, or 15%, largely due to higher deposit and loan balances and slightly wider deposit spreads.
Private Bank revenue grew 37%, to $1.9 billion, due to higher asset management and placement fees, increased loan and deposit balances, and wider deposit spreads. Retail revenue grew 32%, to $1.8 billion, primarily due to market appreciation and net asset inflows. Institutional revenue grew 31%, to $1.8 billion, due to net asset inflows and performance fees. Private Client Services revenue grew 6%, to $815 million, due to increased revenue from higher assets under management and higher deposit balances, partially offset by a shift to narrower-spread deposit products.
The Provision for credit losses was a benefit of $17 million, compared with a benefit of $42 million in the prior year.
Noninterest expense was $4.0 billion, up by $662 million, or 20%, from the prior year. The increase was due largely to higher compensation expense, primarily performance-based, investments in all business segments, and increased minority-interest expense related to Highbridge Capital Management. These factors were partially offset by the absence of prior-year expense from the adoption of SFAS 123R.

Business metrics	Three months ended September 30,			Nine months ended September 30,
(in millions, except headcount, ratios and ranking
data, and where otherwise noted)	2007	2006	Change	2007	2006	Change

Number of:
Client advisors	1,680 #	1,489 #	13%	1,680 #	1,489 #	13%
Retirement planning services participants	1,495,000	1,372,000	9	1,495,000	1,372,000	9

% of customer assets in 4 & 5 Star Funds(a)	55%	58%	(5)	55%	58%	(5)
% of AUM in 1st and 2nd quartiles:(b)
1 year	47%	79%	(41)	47%	79%	(41)
3 years	73%	75%	(3)	73%	75%	(3)
5 years	76%	80%	(5)	76%	80%	(5)

Selected balance sheets data (average)
Total assets	$53,879	$43,524	24	$50,498	$42,597	19
Loans(c)	30,928	26,770	16	28,440	25,695	11
Deposits	59,907	51,395	17	56,920	50,360	13
Equity	4,000	3,500	14	3,834	3,500	10

Headcount	14,510 #	12,761 #	14	14,510 #	12,761 #	14

Credit data and quality statistics
Net charge-offs (recoveries)	$(5)	$(24)	79	$(10)	$(21)	52
Nonperforming loans	28	57	(51)	28	57	(51)
Allowance for loan losses	115	112	3	115	112	3
Allowance for lending-related commitments	6	4	50	6	4	50

Net charge-off (recovery) rate	(0.06)%	(0.36)%		(0.05)%	(0.11)%
Allowance for loan losses to average loans	0.37	0.42		0.40	0.44
Allowance for loan losses to nonperforming loans	411	196		411	196
Nonperforming loans to average loans	0.09	0.21		0.10	0.22

(a)	Derived from Morningstar for the United States; Micropal for the United Kingdom, Luxembourg, Hong Kong and Taiwan; and Nomura for Japan.
(b)	Quartile rankings sourced from Lipper for the United States and Taiwan; Micropal for the United Kingdom, Luxembourg and Hong Kong; and Nomura for Japan.
(c)
Held-for-investment prime mortgage loans transferred from AM to Treasury within the Corporate segment during the three and nine months ended September 30, 2007, were $1.2 billion and $6.5 billion, respectively. There were no loans transferred during 2006. Although the loans, together with the responsibility for the investment management of the portfolio, were transferred to Treasury, the transfer has no material impact on the financial results of AM.

Assets under supervision
Assets under supervision were $1.5 trillion, up 22%, or $274 billion, from the prior year. Assets under management were $1.2 trillion, up 24%, or $228 billion, from the prior year. The increase was the result of net asset inflows into the Institutional segment, primarily in liquidity and alternative products; the Retail segment, primarily fixed income, equity and alternative products; the Private Bank segment, primarily in liquidity and alternative products; and from market appreciation. Custody, brokerage, administration and deposit balances were $376 billion, up by $46 billion.

ASSETS UNDER SUPERVISION(a) (in billions)
As of September 30,	2007	2006

Assets by asset class
Liquidity	$368	$281
Fixed income	195	171
Equities & balanced	481	392
Alternatives	119	91

Total Assets under management	1,163	935
Custody/brokerage/administration/deposits	376	330

Total Assets under supervision	$1,539	$1,265

Assets by client segment
Institutional	$603	$503
Private Bank	196	150
Retail	304	228
Private Client Services	60	54

Total Assets under management	$1,163	$935

Institutional	$604	$505
Private Bank	423	347
Retail	399	309
Private Client Services	113	104

Total Assets under supervision	$1,539	$1,265

Assets by geographic region
U.S./Canada	$745	$596
International	418	339

Total Assets under management	$1,163	$935

U.S./Canada	$1,022	$855
International	517	410

Total Assets under supervision	$1,539	$1,265

Mutual fund assets by asset class
Liquidity	$308	$221
Fixed income	46	45
Equity	235	184

Total mutual fund assets	$589	$450

(a)	Excludes Assets under management of American Century Companies, Inc, in which the Firm has 44% ownership.

Assets under management rollforward	Three months ended September 30,		Nine months ended September 30,
(in billions)	2007	2006	2007	2006

Beginning balance	$1,109	$898	$1,013	$847
Flows:
Liquidity	33	15	52	20
Fixed income	(2)	4	6	10
Equities, balanced and alternatives	2	3	24	29
Market/performance/other impacts	21	15	68	29

Ending balance	$1,163	$935	$1,163	$935

Assets under supervision rollforward
Beginning balance	$1,472	$1,213	$1,347	$1,149
Net asset flows	41	26	106	71
Market/performance/other impacts	26	26	86	45

Ending balance	$1,539	$1,265	$1,539	$1,265

CORPORATE

For a discussion of the business profile of Corporate, see pages 53–54 of JPMorgan Chase’s 2006 Annual Report.
The transaction with The Bank of New York closed on October 1, 2006. As a result of this transaction, select corporate trust businesses were transferred from TSS to the Corporate segment and are reported in discontinued operations for 2006. See Note 2 on page 73 of this Form 10-Q.

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except headcount)	2007	2006	Change	2007	2006	Change

Revenue
Principal transactions(a)(b)	$1,082	$195	455%	$3,779	$945	300%
Securities gains (losses)(c)	128	24	433	(107)	(626)	83
All other income(d)	70	125	(44)	228	458	(50)

Noninterest revenue	1,280	344	272	3,900	777	402
Net interest income (expense)	(279)	(55)	(407)	(569)	(957)	41

Total net revenue	1,001	289	246	3,331	(180)	NM

Provision for credit losses	(31)	1	NM	(25)	1	NM

Noninterest expense
Compensation expense(b)	569	737	(23)	2,040	2,192	(7)
Noncompensation expense(e)	674	731	(8)	2,048	1,679	22
Merger costs	61	48	27	187	205	(9)

Subtotal	1,304	1,516	(14)	4,275	4,076	5
Net expenses allocated to other businesses	(1,059)	(1,035)	(2)	(3,174)	(3,104)	(2)

Total noninterest expense	245	481	(49)	1,101	972	13

Income (loss) from continuing operations before income tax expense	787	(193)	NM	2,255	(1,153)	NM
Income tax expense (benefit)	274	(159)	NM	729	(659)	NM

Income (loss) from continuing operations	513	(34)	NM	1,526	(494)	NM
Income from discontinued operations(f)	—	65	NM	—	175	NM

Net income (loss)	$513	$31	NM	$1,526	$(319)	NM

Total net revenue
Private equity(a)(b)	$733	$188	290	$3,279	$892	268
Treasury and Corporate other(c)	268	101	165	52	(1,072)	NM

Total net revenue	$1,001	$289	246	$3,331	$(180)	NM

Net income (loss)
Private equity(a)	$409	$95	331	$1,809	$491	268
Treasury and Corporate other(c)	142	(99)	NM	(167)	(858)	81
Merger costs	(38)	(30)	(27)	(116)	(127)	9

Income (loss) from continuing operations	513	(34)	NM	1,526	(494)	NM
Income from discontinued operations(f)	—	65	NM	—	175	NM

Total net income (loss)	$513	$31	NM	$1,526	$(319)	NM

Headcount	22,864 #	25,748 #	(11)	22,864 #	25,748 #	(11)

(a)	The Firm adopted SFAS 157 in the first quarter of 2007. See Note 3 on pages 73–80 of this Form 10-Q for additional information.
(b)	2007 included the classification of certain private equity carried interest from Net revenue to Compensation expense.
(c)	Included a gain of $115 million in the third quarter of 2007 related to the sale of MasterCard shares.
(d)	The nine months ended September 30, 2006, included a gain of $103 million related to the sale of Mastercard shares in its initial public offering, which occurred during the second quarter of 2006.
(e)
Included insurance recoveries related to settlement of the Enron and WorldCom class action litigations and for certain other material proceedings of $17 million and $375 million for the quarter and nine months ended September 30, 2006, respectively.

(f)
On October 1, 2006, the Firm completed the exchange of selected corporate trust businesses, including trustee, paying agent, loan agency and document-management services, for the consumer, business banking and middle-market banking businesses of The Bank of New York. The results of operations of these corporate trust businesses were reported as discontinued operations for 2006.

Quarterly results
Net income was $513 million, compared with $31 million in the prior year, benefiting from increased net revenue and lower noninterest expense. Prior-year results also included net income from discontinued operations of $65 million.
Net revenue was $1.0 billion, compared with $289 million in the prior year. The increase was driven by Private Equity gains of $766 million, compared with $226 million, reflecting a higher level of gains and the classification of certain private equity carried interest as compensation expense. Net revenue also increased due to higher trading-related gains and a $115 million gain from the sale of MasterCard shares. The increase in revenue was offset partially by a narrower net interest spread.

Noninterest expense was $245 million, down by $236 million from the prior year. The decrease was driven by lower compensation expense and continuing business efficiencies. Partially offsetting the benefit of lower expense was the impact of the classification of certain private equity carried interest as compensation expense.
Year-to-date results
Net income was $1.5 billion, compared with net loss of $319 million in the prior year, benefiting from increased net revenue, partially offset by higher expense. Prior-year results also included net income from discontinued operations of $175 million.
Net revenue was $3.3 billion, compared with a negative $180 million in the prior year. The increase was driven by Private Equity gains of $3.4 billion, compared with $1.0 billion, reflecting a higher level of gains, the classification of certain private equity carried interest as compensation expense and a fair value adjustment on nonpublic investments resulting from the adoption of SFAS 157. Net revenue also increased due to a $115 million gain from the sale of MasterCard shares, lower securities losses and improved net interest income. Prior-year results included a $103 million gain related to the MasterCard initial public offering.
Noninterest expense was $1.1 billion, compared with $972 million in the prior year. The increase was driven by higher net legal costs, reflecting a lower level of recoveries and higher expense. In addition, expense increased due to the classification of certain private equity carried interest as compensation expense offset partially by business efficiencies.

Selected income statement and balance sheet data	Three months ended September 30,			Nine months ended September 30,
(in millions)	2007	2006	Change	2007	2006	Change

Treasury
Securities gains (losses)(a)	$126	$24	425%	$(109)	$(626)	83%
Investment securities portfolio (average)	85,470	68,619	25	86,552	57,545	50
Investment securities portfolio (ending)	86,495	77,116	12	86,495	77,116	12
Mortgage loans (average)(b)	29,854	—	NM	27,326	—	NM
Mortgage loans (ending)(b)	32,804	—	NM	32,804	—	NM

Private equity
Realized gains	$504	$194	160	$2,212	$969	128
Unrealized gains (losses)	227	4	NM	1,038	(7)	NM

Total direct investments(c)	731	198	269	3,250	962	238
Third-party fund investments	35	28	25	122	50	144

Total private equity gains(d)	$766	$226	239	$3,372	$1,012	233

Private equity portfolio information(e)
Direct investments	September 30, 2007	December 31, 2006	Change

Publicly-held securities
Carrying value	$409	$587	(30)%
Cost	291	451	(35)
Quoted public value	560	831	(33)

Privately-held direct securities
Carrying value	5,336	4,692	14
Cost	5,003	5,795	(14)

Third-party fund investments(f)
Carrying value	839	802	5
Cost	1,078	1,080	—

Total private equity portfolio – Carrying value	$6,584	$6,081	8
Total private equity portfolio – Cost	$6,372	$7,326	(13)

(a)	Losses reflected repositioning of the Treasury investment securities portfolio.
(b)	Held-for-investment prime mortgage loans were transferred from RFS and AM. The transfer has no material impact on the financial results of Corporate.
(c)
Private equity gains include a fair value adjustment related to the adoption of SFAS 157 in the first quarter of 2007. In addition, 2007 includes the reclassification of certain private equity carried interest from Net revenue to Compensation expense.

(d)	Included in Principal transactions revenue.
(e)	For more information on the Firm’s policies regarding the valuation of the private equity portfolio, see Note 5 on pages 83–85 of this Form 10-Q.
(f)	Unfunded commitments to third-party equity funds were $883 million and $589 million at September 30, 2007 and December 31, 2006, respectively.
The carrying value of the private equity portfolio at September 30, 2007, was $6.6 billion, up $503 million from December 31, 2006. The portfolio increase was due primarily to favorable valuation adjustments on nonpublic investments and new investments, partially offset by sales activity. The portfolio represented 8.8% of the Firm’s stockholders’ equity less goodwill at September 30, 2007, up from 8.6% at December 31, 2006.

BALANCE SHEET ANALYSIS

Selected balance sheet data (in millions)	September 30, 2007	December 31, 2006

Assets
Cash and due from banks	$32,766	$40,412
Deposits with banks	26,714	13,547
Federal funds sold and securities purchased under resale agreements	135,589	140,524
Securities borrowed	84,697	73,688
Trading assets:
Debt and equity instruments	389,119	310,137
Derivative receivables	64,592	55,601
Securities:
Available-for-sale	97,659	91,917
Held-to-maturity	47	58
Loans, net of Allowance for loan losses	478,207	475,848
Other receivables	36,411	27,585
Goodwill	45,335	45,186
Other intangible assets	15,500	14,852
All other assets	72,939	62,165

Total assets	$1,479,575	$1,351,520

Liabilities
Deposits	$678,091	$638,788
Federal funds purchased and securities sold under repurchase agreements	178,767	162,173
Commercial paper and other borrowed funds	65,132	36,902
Trading liabilities:
Debt and equity instruments	80,748	90,488
Derivative payables	68,426	57,469
Long-term debt and trust preferred capital debt securities	188,626	145,630
Beneficial interests issued by consolidated variable interest entities	13,283	16,184
All other liabilities	86,524	88,096

Total liabilities	1,359,597	1,235,730
Stockholders’ equity	119,978	115,790

Total liabilities and stockholders’ equity	$1,479,575	$1,351,520

Consolidated balance sheets overview
At September 30, 2007, the Firm’s total assets were $1.5 trillion, an increase of $128.1 billion, or 9%, from December 31, 2006. Total liabilities were $1.4 trillion, an increase of $123.9 billion, or 10%, from December 31, 2006. Stockholders’ equity was $120.0 billion, an increase of $4.2 billion, or 4%, from December 31, 2006. The following is a discussion of the significant changes in balance sheet items from December 31, 2006.
Deposits with banks; Federal funds sold and securities purchased under resale agreements; Securities borrowed; Federal funds purchased and securities sold under repurchase agreements
The Firm utilizes Deposits with banks, Federal funds sold and securities purchased under resale agreements, Securities borrowed, and Federal funds purchased and securities sold under repurchase agreements as part of its liquidity management activities to manage the Firm’s cash positions and risk-based capital requirements, and to support the Firm’s trading activities, including its risk management activities. In particular, Federal funds purchased and securities sold under repurchase agreements are used to maximize liquidity access and minimize funding costs. The increases from December 31, 2006, in Deposits with banks and Securities borrowed reflected higher levels of funds that were available for short-term investment opportunities and a higher volume of securities needed for trading purposes, respectively. Securities sold under repurchase agreements increased primarily due to higher short-term requirements to fund trading positions. For additional information on the Firm’s Liquidity risk management, see pages 49–51 of this Form 10-Q.
Trading assets and liabilities – debt and equity instruments
The Firm uses debt and equity trading instruments for both market-making and proprietary risk-taking activities. These instruments consist primarily of fixed income securities, including government and corporate debt; equity, including convertible securities; loans; and physical commodities. The increase in trading assets from December 31, 2006, was due primarily to the more active capital markets environment, with growth in client-driven market-making activities, particularly for debt securities. In addition, a total of $31.0 billion of loans are now accounted for at fair value under SFAS 159 and classified as trading assets in the Consolidated balance sheet at September 30, 2007. The trading assets accounted for under SFAS 159 are primarily certain prime mortgage loans warehoused by RFS for sale or securitization purposes, and loans warehoused by IB. The decrease in trading liabilities reflects a lower volume of short positions on debt instruments, due to the difficult fixed income market environment that occurred during the third quarter of 2007. For additional information, refer to Note 4 and Note 5 on pages 80–83 and 83–85, respectively, of this Form 10-Q.
Trading assets and liabilities – derivative receivables and payables
The Firm utilizes various interest rate, foreign exchange, equity, credit and commodity derivatives for market-making, proprietary risk-taking and risk-management purposes. Derivative receivables increased $9.0 billion from December 31, 2006, primarily due to higher equity, credit derivative and foreign exchange receivables as a result of higher equity market levels, widening credit spreads and the decline in the U.S. dollar, respectively. The increase in derivative payables from December 31, 2006, was due primarily to higher payables on equity-related and foreign exchange derivatives due to the strength of the equities markets and the decline in the value of the U.S. Dollar, respectively. For additional information, refer to Derivative contracts and Note 5 on pages 56–58 and 83–85, respectively, of this Form 10-Q.
Securities
Almost all of the Firm’s securities portfolios are classified as AFS and are used primarily to manage the Firm’s exposure to interest rate movements. The AFS portfolio increased from December 31, 2006, primarily due to net purchases of securities by Treasury associated with managing the Firm’s exposure to interest rates. For additional information related to securities, refer to the Corporate segment discussion and to Note 11 on pages 40–41 and 89–90, respectively, of this Form 10-Q.
Loans
The Firm provides loans to customers of all sizes, from large corporate and institutional clients to individual consumers. The Firm manages the risk/reward relationship of each portfolio and discourages the retention of loan assets that do not generate a positive return above the cost of risk-adjusted capital. Loans, net of the Allowance for loan losses, rose slightly from December 31, 2006, primarily due to: business growth in wholesale lending activity, mainly in IB and CB; organic growth in the Home Equity portfolio; and the decision during the current quarter to retain rather than sell subprime mortgage loans. These increases were partly offset by a decline in consumer loans as certain prime mortgage loans originated after January 1, 2007, are classified as Trading assets and accounted for at fair value under SFAS 159. In addition, certain loans warehoused in IB were transferred to Trading assets on January 1, 2007, as part of the adoption of SFAS 159. Also contributing to the decrease were typical seasonal declines in credit card receivables, partially offset by organic growth. For a more detailed discussion of the loan portfolio and the Allowance for loan losses, refer to Credit risk management on pages 51–62 of this Form 10-Q.
Goodwill
Goodwill arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts assigned to assets acquired and liabilities assumed. The increase in Goodwill primarily resulted from certain acquisitions by TSS and CS, and currency-translation adjustments on the Sears Canada credit card acquisition. These factors were partially offset by a reduction in Goodwill from the adoption of FIN 48, as well as adjustments for tax-related purchase accounting adjustments associated with the Bank One merger. For additional information see Notes 17 and 20 on pages 101 and 105, respectively, of this Form 10-Q.
Other intangible assets
The Firm’s other intangible assets consist of MSRs, purchased credit card relationships, other credit card–related intangibles, core deposit intangibles, and all other intangibles. The increase in Other intangible assets reflects higher MSRs of $1.6 billion primarily due to MSR additions from loan sales and MSR purchases. Partially offsetting these increases were other changes in the fair value of MSRs, related primarily to modeled mortgage servicing portfolio runoff (or time decay), and the amortization of intangibles, in particular, credit card business-related intangibles and core deposit intangibles. For additional information on MSRs and other intangible assets, see Note 17 on pages 101–103 of this Form 10-Q.
Deposits
The Firm’s deposits represent a liability to customers, both retail and wholesale, for funds held on their behalf. Deposits are generally classified by location (U.S. and non-U.S.), whether they are interest or noninterest-bearing, and by type (i.e., demand, money market deposit accounts (“MMDAs”), savings, time, negotiable order of withdrawal (“NOW”) accounts). Deposits help provide a stable and consistent source of funding for the Firm. Deposits increased from December 31, 2006, primarily reflecting wholesale deposits driven by net growth in business volumes, particularly, interest-bearing deposits within TSS and AM. For more information on deposits, refer to the RFS, TSS, and AM segment discussions and the Liquidity risk management discussion on pages 21–28, 35–36, 37–39, and 49–51, respectively, of this Form 10-Q. For more information on wholesale liability balances, including deposits, refer to the CB and TSS segment discussions on pages 33–34 and 35–36, respectively, of this Form 10-Q.

Commercial paper and other borrowed funds
The Firm utilizes Commercial paper and other borrowed funds as part of its liquidity management activities to cover short-term funding needs, as well as in connection with TSS’s cash management product in which clients’ excess funds, primarily in TSS, CB and RFS, are transferred into commercial paper overnight sweep accounts. The increases in Commercial paper and other borrowed funds were due primarily to growth in the volume of liability balances in sweep accounts, higher short-term requirements to fund trading positions and AFS securities inventory levels, and the Firm’s ongoing efforts to further build liquidity by increasing the amounts held of liquid securities and overnight investments that may be readily converted to cash. For additional information on the Firm’s Liquidity risk management, see pages 49–51 of this Form 10-Q.
Beneficial interests issued by consolidated variable interest entities (“VIEs”)
Beneficial interests issued by consolidated VIEs declined from December 31, 2006, primarily as a result of the restructuring during the first quarter of 2007 of a Firm-administered multi-seller conduit. For additional information related to multi-seller conduits, refer to Off-balance sheet arrangements and contractual cash obligations on pages 47–48 and Note 16 on pages 100–101 of this Form 10-Q.
Long-term debt and trust preferred capital debt securities
The Firm utilizes Long-term debt and trust preferred capital debt securities as part of its longer-term liquidity and capital management activities. Long-term debt and trust preferred capital debt securities increased from December 31, 2006, reflecting net new issuances, including client-driven structured notes in IB. For additional information on the Firm’s long-term debt activities, see the Liquidity risk management discussion on pages 49–51 of this Form 10-Q.
Stockholders’ equity
Total stockholders’ equity increased from year-end 2006 to $120.0 billion at September 30, 2007. The increase was primarily the result of Net income for the first nine months of 2007, net shares issued under the Firm’s employee stock-based compensation plans, and the cumulative effect on Retained earnings of changes in accounting principles of $915 million. These were offset partially by stock repurchases and the declaration of cash dividends. The $915 million increase in Retained earnings resulting from the adoption of new accounting principles primarily reflected $287 million related to SFAS 157, $199 million related to SFAS 159 and $436 million related to FIN 48 in the first quarter of 2007. For a further discussion of capital, see the Capital management section that follows; for a further discussion of the accounting changes, see Accounting and Reporting Developments on pages 66–67, Note 3 on pages 73–80, Note 4 on pages 80–83 and Note 20 on page 105 of this Form 10-Q.

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
In accordance with SFAS 142, the lines of business perform the required Goodwill impairment testing. For a further discussion of Goodwill and impairment testing, see Critical accounting estimates and Note 16 on pages 85 and 121, respectively, of JPMorgan Chase’s 2006 Annual Report, and Note 17 on page 101 of this Form 10-Q.

Line of business equity	Quarterly Averages
(in billions)	3Q07	3Q06

Investment Bank	$21.0	$21.0
Retail Financial Services	16.0	14.3
Card Services	14.1	14.1
Commercial Banking	6.7	5.5
Treasury & Securities Services	3.0	2.2
Asset Management	4.0	3.5
Corporate	54.2	51.2

Total common stockholders’ equity	$119.0	$111.8

Economic risk capital
JPMorgan Chase assesses its capital adequacy relative to the risks underlying the Firm’s business activities, utilizing internal risk-assessment methodologies. The Firm assigns economic capital primarily based upon four risk factors: credit risk, market risk, operational risk and, principally for the Firm’s Private Equity business, private equity risk.

Economic risk capital	Quarterly Averages
(in billions)	3Q07	3Q06

Credit risk	$24.8	$22.3
Market risk	9.7	9.6
Operational risk	5.6	5.7
Private equity risk	3.7	3.3

Economic risk capital	43.8	40.9
Goodwill	45.3	43.4
Other(a)	29.9	27.5

Total common stockholders’ equity	$119.0	$111.8

(a)	Reflects additional capital required, in management’s view, to meet its regulatory and debt rating objectives.
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

Tier 1 capital was $86.1 billion at September 30, 2007, compared with $81.1 billion at December 31, 2006, an increase of $5.0 billion. The increase was due primarily to net income of $12.4 billion; net issuances of common stock under the Firm’s employee stock-based compensation plans of $3.0 billion; net issuances of $1.6 billion of qualifying trust preferred capital debt securities; and the effects of the adoption of new accounting principles reflecting increases of $287 million for SFAS 157, $199 million for SFAS 159 and $436 million for FIN 48. These increases were partially offset by decreases in Stockholders’ equity net of Accumulated other comprehensive income (loss) due to common stock repurchases of $8.0 billion and dividends declared of $3.8 billion. In addition, the change in capital reflects the exclusion of a $651 million valuation adjustment to certain liabilities pursuant to SFAS 157 to reflect the credit quality of the Firm. Additional information regarding the Firm’s capital ratios and the federal regulatory capital standards to which it is subject is presented in Note 26 on pages 129–130 of JPMorgan Chase’s 2006 Annual Report.
The following table presents the risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries at September 30, 2007, and December 31, 2006.

			Risk-	Adjusted	Tier 1	Total	Tier 1
	Tier 1		weighted	average	capital	capital	leverage
(in millions, except ratios)	capital	Total capital	assets(c)	assets(d)	ratio	ratio	ratio

September 30, 2007(a)
JPMorgan Chase & Co.	$86,096	$128,543	$1,028,551	$1,423,171	8.4%	12.5%	6.0%
JPMorgan Chase Bank, N.A.	75,539	108,306	920,447	1,211,591	8.2	11.8	6.2
Chase Bank USA, N.A.	9,499	10,807	71,484	61,285	13.3	15.1	15.5

December 31, 2006(a)
JPMorgan Chase & Co.	$81,055	$115,265	$935,909	$1,308,699	8.7%	12.3%	6.2%
JPMorgan Chase Bank, N.A.	68,726	96,103	840,057	1,157,449	8.2	11.4	5.9
Chase Bank USA, N.A.	9,242	11,506	77,638	66,202	11.9	14.8	14.0

Well-capitalized ratios(b)					6.0%	10.0%	5.0	%(e)
Minimum capital ratios(b)					4.0	8.0	3.0	(f)

(a)
Asset and capital amounts for JPMorgan Chase’s banking subsidiaries reflect intercompany transactions, whereas the respective amounts for JPMorgan Chase reflect the elimination of intercompany transactions.

(b)	As defined by the regulations issued by the FRB, OCC and FDIC.
(c)
Includes off–balance sheet risk-weighted assets in the amounts of $345.4 billion, $329.3 billion and $14.2 billion, respectively, at September 30, 2007, and $305.3 billion, $290.1 billion and $12.7 billion, respectively, at December 31, 2006, for JPMorgan Chase and its significant banking subsidiaries.

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
Dividends
The Firm’s common stock dividend policy reflects JPMorgan Chase’s earnings outlook, desired dividend payout ratios, need to maintain an adequate capital level and alternative investment opportunities. The Firm continues to target a dividend payout ratio of approximately 30–40% of Net income over time. On September 18, 2007, the Board of Directors declared a quarterly dividend of $0.38 per share on the outstanding shares of the corporation’s common stock, payable on October 31, 2007, to stockholders of record at the close of business on October 5, 2007. On April 17, 2007, the Board of Directors increased the quarterly dividend $0.04 per share, or 12%, to $0.38 per share effective with the dividend that was paid on July 31, 2007.

Stock repurchases
During the quarter and nine months ended September 30, 2007, under the respective stock repurchase programs then in effect, the Firm repurchased a total of 47.0 million and 164.6 million shares for $2.1 billion and $8.0 billion at an average price per share of $45.42 and $48.67, respectively. During the quarter and nine months ended September 30, 2006, under the respective stock repurchase programs then in effect, the Firm repurchased a total of 20.0 million and 69.5 million shares for $900 million and $2.9 billion at an average price per share of $44.88 and $42.22, respectively.
On April 17, 2007, the Board of Directors authorized the repurchase of up to $10.0 billion of the Firm’s common shares. The new authorization commenced April 19, 2007, and replaced the Firm’s previous $8.0 billion repurchase program. The new $10.0 billion authorization will be utilized at management’s discretion, and the timing of purchases and the exact number of shares purchased will depend on market conditions and alternative investment opportunities. The new repurchase program does not include specific price targets or timetables; may be executed through open market purchases, privately negotiated transactions or utilizing Rule 10b5-1 programs; and may be suspended at any time. For additional information regarding repurchases of the Firm’s equity securities, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, on pages 121–122 of this Form 10-Q.

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
For certain liquidity commitments to SPEs, the Firm could be required to provide funding if the short-term credit rating of JPMorgan Chase Bank, N.A., were downgraded below specific levels, primarily P-1, A-1 and F1 for Moody’s, Standard & Poor’s and Fitch, respectively. The amounts of these liquidity commitments were $96.9 billion and $74.4 billion at September 30, 2007, and December 31, 2006, respectively. These liquidity commitments are generally included in the Firm’s other unfunded commitments to extend credit and asset purchase agreements, as shown in the table on the following page. Alternatively, if JPMorgan Chase Bank, N.A. were downgraded, the Firm could be replaced by another liquidity provider in lieu of providing funding under the liquidity commitment, or, in certain circumstances, could facilitate the sale or refinancing of the assets in the SPE in order to provide liquidity. For further information, refer to Note 15 on pages 118–120 of JPMorgan Chase’s 2006 Annual Report.
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
Revenue from VIEs and QSPEs

	Three months ended September 30,			Nine months ended September 30,
(in millions)	VIEs	QSPEs	Total	VIEs	QSPEs	Total

2007	$56	$865	$921	$158	$2,552	$2,710
2006	$55	$788	$843	$162	$2,366	$2,528

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
The following table presents off–balance sheet lending-related financial instruments and guarantees for the periods indicated.

						Dec. 31,
	September 30, 2007					2006
By remaining maturity		1-<3	3-5
(in millions)	< 1 year	years	years	> 5 years	Total	Total

Lending-related
Consumer(a)	$726,405	$3,272	$3,344	$68,667	$801,688	$747,535
Wholesale:
Unfunded commitments to extend credit(b)(c)(d)	109,348	67,478	66,535	18,514	261,875	229,204
Asset purchase agreements(e)	30,301	44,765	14,466	3,868	93,400	67,529
Standby letters of credit and guarantees(c)(f)(g)	27,071	23,770	47,496	8,466	106,803	89,132
Other letters of credit(c)	4,828	1,099	126	14	6,067	5,559

Total wholesale	171,548	137,112	128,623	30,862	468,145	391,424

Total lending-related	$897,953	$140,384	$131,967	$99,529	$1,269,833	$1,138,959

Other guarantees
Securities lending guarantees(h)	$384,462	$—	$—	$—	$384,462	$318,095
Derivatives qualifying as guarantees(i)	25,802	10,472	27,553	24,608	88,435	71,531

(a)
Includes Credit card lending-related commitments of $700.2 billion at September 30, 2007, and $657.1 billion at December 31, 2006, that represent the total available credit to the Firm’s cardholders. The Firm has not experienced, and does not anticipate, that all of its cardholders will utilize their entire available lines of credit at the same time. The Firm can reduce or cancel a credit card commitment by providing the cardholder prior notice or, in some cases, without notice as permitted by law.

(b)
Includes unused advised lines of credit totaling $39.2 billion at September 30, 2007, and $39.0 billion at December 31, 2006, which are not legally binding. In regulatory filings with the FRB, unused advised lines are not reportable.

(c)	Represents contractual amount net of risk participations totaling $25.6 billion at September 30, 2007, and $32.8 billion at December 31, 2006.
(d)	Excludes firmwide unfunded commitments to private third-party equity funds of $936 million and $686 million at September 30, 2007, and December 31, 2006, respectively.
(e)
The maturity is based upon the underlying assets in the SPE, which are primarily asset purchase agreements to the Firm’s administered multi-seller asset-backed commercial paper conduits. It also includes $1.4 billion of asset purchase agreements to other third-party entities at September 30, 2007, and December 31, 2006.

(f)	JPMorgan Chase held collateral relating to $15.4 billion and $13.5 billion of these arrangements at September 30, 2007, and December 31, 2006, respectively.
(g)	Includes unused commitments to issue standby letters of credit of $59.1 billion and $45.7 billion at September 30, 2007, and December 31, 2006, respectively.
(h)	Collateral held by the Firm in support of securities lending indemnification agreements was $387.4 billion at September 30, 2007, and $317.9 billion at December 31, 2006.
(i)	Represents notional amounts of derivatives qualifying as guarantees. For further discussion of guarantees, see Note 29 on pages 132–134 of JPMorgan Chase’s 2006 Annual Report.

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
Liquidity risk arises from the general funding needs of the Firm’s activities and in the management of its assets and liabilities. JPMorgan Chase’s liquidity management framework is intended to maximize liquidity access and minimize funding costs. Through active liquidity management, the Firm seeks to preserve stable, reliable and cost-effective sources of funding. This access enables the Firm to replace maturing obligations when due and fund assets at appropriate maturities and rates. To accomplish this, management uses a variety of methods to mitigate liquidity and related risks, taking into consideration market conditions, prevailing interest rates, liquidity needs and the desired maturity profile of liabilities, among other factors.
Funding
Sources of funds
As of September 30, 2007, the Firm’s liquidity position remained strong based upon its liquidity metrics. JPMorgan Chase’s long-dated funding, including core liabilities, exceeded illiquid assets, and the Firm believes its obligations can be met even if access to funding is impaired.
Consistent with its liquidity management policy, the Firm has raised funds at the Parent company level in excess of its obligations and those of its nonbank subsidiaries that mature over the next 12 months.
The diversity of the Firm’s funding sources enhances financial flexibility and limits dependence on any one source, thereby minimizing the cost of funds. The deposits held by the RFS, CB, TSS and AM lines of business are generally a consistent source of funding for JPMorgan Chase Bank, N.A. As of September 30, 2007, total deposits for the Firm were $678.1 billion. A significant portion of the Firm’s deposits are retail deposits, which are less sensitive to interest rate changes and therefore are considered more stable than market-based wholesale deposits. The Firm also benefits from stable wholesale liability balances originated by RFS, CB, TSS and AM through the normal course of business. Such liability balances include deposits that are swept to on–balance sheet liabilities (e.g., commercial paper, Federal funds purchased and securities sold under repurchase agreements). These liability balances are also a stable and consistent source of funding due to the nature of the businesses from which they are generated. For further discussions of deposit and liability balance trends, see the discussion of the results for the Firm’s business segments and the Balance Sheet Analysis on pages 17–39 and 42–44, respectively, of this Form 10-Q.
Additional sources of unsecured funds include a variety of short- and long-term instruments, including federal funds purchased, commercial paper, bank notes, long-term debt and trust preferred capital debt securities. This funding is managed centrally, using regional expertise and local market access, to ensure active participation by the Firm in the global financial markets while maintaining consistent global pricing. These markets serve as cost-effective and diversified sources of funds and are critical components of the Firm’s liquidity management. Decisions concerning the timing and tenor of accessing these markets are based upon relative costs, general market conditions, prospective views of balance sheet growth and a targeted liquidity profile.
Funding flexibility is also provided by the Firm’s ability to access secured funding from the repurchase and asset securitization markets. These markets are evaluated on an ongoing basis to achieve an appropriate balance of secured and unsecured funding. The ability to securitize loans, and the associated gains on those securitizations, are principally dependent upon the credit quality and yields of the assets securitized and are generally not dependent upon the credit ratings of the issuing entity. Transactions between the Firm and its securitization structures are reflected in JPMorgan Chase’s consolidated financial statements and notes to the consolidated financial statements. These relationships include retained interests in securitization trusts, liquidity facilities and derivative transactions. For further details, see Off–balance sheet arrangements and contractual cash obligations, Note 15 and Note 23 on pages 47–48, 94–99 and 106–107, respectively, of this Form 10-Q.
Issuance
During the third quarter and first nine months of 2007, JPMorgan Chase issued $24.2 billion and $77.1 billion, respectively, of long-term debt and trust preferred capital debt securities. These issuances included IB structured notes, the issuances of which are generally client-driven and not for funding or capital management purposes as the proceeds are generally used to fund securities which mitigate risk associated with structured note exposures. The issuances of long-term debt and trust preferred capital debt securities were offset partially by $10.0 billion and $40.4 billion, respectively, of debt and trust preferred securities that matured or were redeemed during the third quarter and first nine months of 2007, including IB structured notes. The increase in long-term debt and trust preferred capital securities was used primarily to fund certain illiquid assets held by the Parent company and to build liquidity. During the third quarter and first nine months of 2007, Commercial paper increased $8.9 billion and $15.1 billion, respectively, and Other borrowed funds increased $1.9 billion and $13.1 billion, respectively.

The growth in both Commercial paper and Other borrowed funds was used to further build liquidity by increasing the amounts held of liquid securities and overnight investments that may be readily converted to cash. In addition, during the third quarter and first nine months of 2007, the Firm securitized $3.8 billion and $27.7 billion, respectively, of residential mortgage loans; $3.5 billion and $14.2 billion, respectively, of credit card loans; and $1.2 billion of education loans in the third quarter of 2007. The Firm did not securitize any auto loans during the nine months ended September 30, 2007. For further discussion of loan securitizations, see Note 15 on pages 94–99 of this Form 10-Q.
In connection with the issuance of certain of its trust preferred capital debt securities, the Firm has entered into Replacement Capital Covenants (“RCCs”) granting certain rights to the holders of “covered debt,” as defined in the RCCs, that prohibit the repayment, redemption or purchase of the trust preferred capital debt securities except, with limited exceptions, to the extent that JPMorgan Chase has received specified amounts of proceeds from the sale of certain qualifying securities. Currently the Firm’s covered debt is its 5.875% Junior Subordinated Deferrable Interest Debentures, Series O, due in 2035. For more information regarding these covenants, reference is made to the respective RCCs entered into by the Firm in connection with the issuances of such trust preferred capital debt securities, which are filed with the Securities and Exchange Commission under cover of Forms 8-K.
Cash Flows
Cash and due from banks decreased $7.6 billion in the first nine months of 2007 compared with a decrease of $391 million in the first nine months of 2006. A discussion of the significant changes in Cash and due from banks during the nine months ended September 30, 2007 and 2006, follows:
Cash Flows from Operating Activities
For the nine months ended September 30, 2007 and 2006, net cash used in operating activities was $81.3 billion and $35.1 billion, respectively. JPMorgan Chase’s operating assets and liabilities support the Firm’s capital markets and lending activities, including the origination or purchase of loans held-for-sale. The amount and timing of cash flows related to the Firm’s operating activities may vary significantly in the normal course of business as a result of the level of client-driven activities, market conditions and trading strategies. Management believes cash flows from operations, available cash balances and short- and long-term borrowings will be sufficient to fund the Firm’s operating liquidity needs.
Cash Flows from Investing Activities
The Firm’s investing activities are primarily transactions involving loans initially designated as held-for-investment, other receivables, and AFS investment securities. For the nine months ended September 30, 2007, net cash of $41.3 billion was used in investing activities, primarily for purchases of investment securities in Treasury’s AFS portfolio to manage the Firm’s exposure to interest rates; net additions to the wholesale and consumer (primarily home equity) loans held-for-investment; and to increase Deposits with banks as a result of the availability of cash for short-term investment opportunities. These uses of cash were partially offset by cash proceeds received from: sales and maturities of AFS securities; credit card, residential mortgage, education and wholesale loan sales and securitization activities; and the typical seasonal decline in consumer credit card receivables as customer payments exceeded new loans generated from customer charges.
For the nine months ended September 30, 2006, net cash of $105.6 billion was used in investing activities. Net cash was invested to fund: purchases of Treasury’s AFS securities in connection with repositioning the portfolio in response to changes in interest rates; net additions to the retained wholesale loan portfolio, mainly resulting from capital markets activity in IB (including leveraged financings associated with mergers and acquisitions and syndications activities); net additions in retail home equity loans; the acquisition in the second quarter of a private-label credit card portfolio; and the acquisition of Collegiate Funding Services, a leader in education loan servicing and consolidation, on March 1, 2006. These uses of cash were partially offset by cash proceeds provided from: sales and maturities of AFS securities; credit card, residential mortgage, auto and wholesale loan sales and securitization activities; the net decline in auto loans and leases, which was caused partially by the de-emphasis of vehicle leasing and the sale of the insurance business on July 1, 2006.
Cash Flows from Financing Activities
The Firm’s financing activities are primarily transactions involving customer deposits and its debt, common stock and preferred stock. In the first nine months of 2007, net cash provided by financing activities was $114.7 billion due to: a net increase in wholesale deposits from growth in business volumes, in particular, interest-bearing deposits at TSS and AM; net issuances of Long-term debt and trust preferred capital debt securities to fund certain liquid assets held by the Parent company and to build liquidity; growth in Commercial paper issuances and Other borrowed funds to further build liquidity; and an increase in securities sold under repurchase agreements in connection with the funding of trading and AFS securities positions. Cash was used to repurchase common stock and to pay dividends.

In the first nine months of 2006, net cash provided by financing activities was $140.1 billion due to: net cash received from growth in deposits reflecting, on the retail side, new account acquisitions and the ongoing expansion of the retail branch distribution network, and on the wholesale side, higher business volumes; increases in securities sold under repurchase agreements to fund trading positions and higher levels of AFS securities positions; and net issuances of Long-term debt and trust preferred capital debt securities. The net cash provided was partially offset by cash used for common stock repurchases and the payment of cash dividends on common and preferred stock.
Credit ratings
The credit ratings of JPMorgan Chase’s parent holding company and each of its significant banking subsidiaries as of September 30, 2007, were as follows.

	Short-term debt			Senior long-term debt
	Moody’s	S&P	Fitch	Moody’s	S&P	Fitch

JPMorgan Chase & Co.	P-1	A-1+	F1+	Aa2	AA-	AA-
JPMorgan Chase Bank, N.A.	P-1	A-1+	F1+	Aaa	AA	AA-
Chase Bank USA, N.A.	P-1	A-1+	F1+	Aaa	AA	AA-

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
If the Firm’s ratings were downgraded by one notch, the Firm estimates the incremental cost of funds and the potential loss of funding to be negligible. Additionally, the Firm estimates the additional funding requirements for VIEs and other third-party commitments associated with a one notch downgrade would not be material. For additional information on the impact of a credit ratings downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements, see Special-purpose entities on page 47 and Ratings profile of derivative receivables MTM on pages 56–57 of this Form 10-Q.

CREDIT RISK MANAGEMENT

The following discussion of JPMorgan Chase’s credit portfolio as of September 30, 2007, highlights developments since December 31, 2006. This section should be read in conjunction with pages 64–76 and page 83, and Notes 12, 13, 29, and 30 of JPMorgan Chase’s 2006 Annual Report, and Notes 13, 14, and 23 on pages 91–94 and 106–107, respectively, of this Form 10-Q.
The Firm assesses its consumer credit exposure on a managed basis, which includes credit card receivables that have been securitized. For a reconciliation of the Provision for credit losses on a reported basis to managed basis, see pages 13–16 of this Form 10-Q.

CREDIT PORTFOLIO

The following table presents JPMorgan Chase’s credit portfolio as of September 30, 2007, and December 31, 2006. Total credit exposure at September 30, 2007, increased by $145.8 billion from December 31, 2006, reflecting an increase of $99.7 billion and $46.1 billion in the wholesale and consumer credit portfolios, respectively. During the first nine months of 2007 lending-related commitments increased $130.9 billion ($76.7 billion and $54.2 billion in the wholesale and consumer portfolios, respectively), derivatives increased $9.0 billion and managed loans increased $5.9 billion ($14.0 billion increase in wholesale partially offset by an $8.1 billion decrease in consumer). RFS loans accounted for at lower of cost or fair value declined, as prime mortgage loans originated with the intent to sell after January 1, 2007, are classified as Trading assets and accounted for at fair value under SFAS 159. In addition, certain loans warehoused in IB were transferred to Trading assets on January 1, 2007, as part of the adoption of SFAS 159. Also effective January 1, 2007, $24.7 billion of prime mortgages held-for-investment purposes were transferred from RFS ($19.4 billion) and AM ($5.3 billion) to the Corporate sector for risk management purposes. While this transfer had no impact on the RFS, AM or Corporate financial results, the AM prime mortgages that were transferred are now reported in consumer mortgage loans.

In the table below, reported loans include loans accounted for at fair value and loans held-for-sale, which are carried at the lower of cost or fair value with changes in value recorded in Noninterest revenue. However, these loans accounted for at fair value and loans held-for-sale are excluded from the average loan balances used for the net charge-off rate calculations.

	Credit exposure		Nonperforming assets(i)
	September 30,	December 31,	September 30,		December 31,
(in millions, except ratios)	2007	2006	2007		2006

Total credit portfolio
Loans – reported(a)(b)	$486,320	$483,127	$2,662	(j)	$2,077	(j)
Loans – securitized(c)	69,643	66,950	—		—

Total managed loans(d)	555,963	550,077	2,662		2,077
Derivative receivables	64,592	55,601	34		36

Total managed credit-related assets	620,555	605,678	2,696		2,113
Lending-related commitments(e)	1,269,833	1,138,959	NA		NA
Assets acquired in loan satisfactions	NA	NA	485		228

Total credit portfolio	$1,890,388	$1,744,637	$3,181		$2,341

Net credit derivative hedges notional(f)	$(62,075)	$(50,733)	$—		$(16)
Collateral held against derivatives(g)	(7,423)	(6,591)	NA		NA
Memo:
Total loans at fair value and loans held-for-sale	24,491	55,251	75		120
Nonperforming – purchased(h)	—	251	NA		NA

	Three months ended September 30,				Nine months ended September 30,
			Average annual net				Average annual net
(in millions, except ratios)	Net charge-offs		charge-off rate		Net charge-offs		charge-off rate

	2007	2006	2007	2006	2007	2006	2007	2006

Total credit portfolio
Loans – reported	$1,221	$790	1.07%	0.74%	$3,109	$2,112	0.94%	0.69%
Loans – securitized(c)	578	607	3.34	3.70	1,761	1,617	3.45	3.19

Total managed loans	$1,799	$1,397	1.37%	1.13%	$4,870	$3,729	1.28%	1.05%

(a)
Loans (other than those for which the SFAS 159 fair value option has been elected) are presented net of unearned income and net deferred loan fees of $1.0 billion and $1.3 billion at September 30, 2007, and December 31, 2006, respectively.

(b)	Includes loans at fair value and loans held-for-sale of $6.1 billion and $18.4 billion, respectively, at September 30, 2007 and loans held-for-sale of $55.2 billion at December 31, 2006.
(c)	Represents securitized credit card receivables. For a further discussion of credit card securitizations, see Card Services on pages 29–32 of this Form 10-Q.
(d)
Loans past due 90 days and over and accruing includes credit card receivables – reported of $1.3 billion at both September 30, 2007, and December 31, 2006, and related credit card securitizations of $935 million and $962 million at September 30, 2007, and December 31, 2006, respectively.

(e)
Includes wholesale unused advised lines of credit totaling $39.2 billion and $39.0 billion at September 30, 2007, and December 31, 2006, respectively, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable. Credit card lending-related commitments of $700.2 billion and $657.1 billion at September 30, 2007, and December 31, 2006, respectively, represent the total available credit to its cardholders. The Firm has not experienced, and does not anticipate, that all of its cardholders will utilize their entire available lines of credit at the same time. The Firm can reduce or cancel a credit card commitment by providing the cardholder prior notice or, in some cases, without notice as permitted by law.

(f)
Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting under SFAS 133. Includes $22.7 billion at both September 30, 2007, and December 31, 2006, which represents the notional amount of structured portfolio protection; the Firm retains a minimal first risk of loss on this portfolio.

(g)	Represents other liquid securities collateral held by the Firm.
(h)
Represents distressed held-for-sale wholesale loans purchased as part of IB’s proprietary activities, which are excluded from nonperforming assets. During the first quarter of 2007, the Firm elected the fair value option of accounting for this portfolio of nonperforming loans. These loans are classified as Trading assets at September 30, 2007.

(i)	Includes nonperforming loans held-for-sale of $75 million and $120 million as of September 30, 2007, and December 31, 2006, respectively.
(j)
Excludes nonperforming assets related to (1) loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by U.S. government agencies of $1.3 billion and $1.2 billion September 30, 2007, and December 31, 2006, respectively, and (2) education loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program, of $241 million and $219 million as of September 30, 2007, and December 31, 2006, respectively. These amounts for GNMA and education loans are excluded, as reimbursement is proceeding normally.

WHOLESALE CREDIT PORTFOLIO

As of September 30, 2007, wholesale exposure (IB, CB, TSS and AM) had increased by $99.7 billion, or 16%, from December 31, 2006, primarily due to a $76.7 billion increase in lending-related commitments and a $14.0 billion increase in loans. The increase in overall lending activity was partly due to growth in leveraged lending funded and unfunded exposures, mainly in IB. Partly offsetting these increases was the first quarter transfer of $11.7 billion of loans warehoused in IB to Trading assets upon the adoption of SFAS 159. Derivative receivables increased $9.0 billion primarily due to higher receivables on equity-related and credit derivatives.

	Credit exposure		Nonperforming assets(g)
	September 30,	December 31,	September 30,	December 31,
(in millions, except ratios)	2007	2006	2007	2006

Loans – reported(a)(b)	$197,728	$183,742	$427	$391
Derivative receivables	64,592	55,601	34	36

Total wholesale credit-related assets	262,320	239,343	461	427
Lending-related commitments(c)	468,145	391,424	NA	NA
Assets acquired in loan satisfactions	NA	NA	28	3

Total wholesale credit exposure	$730,465	$630,767	$489	$430

Net credit derivative hedges notional(d)	$(62,075)	$(50,733)	$—	$(16)
Collateral held against derivatives(e)	(7,423)	(6,591)	NA	NA

Memo:
Total loans at fair value and loans held-for-sale	20,611	22,507	75	4
Nonperforming – purchased(f)	—	251	NA	NA

(a)
As a result of the adoption of SFAS 159 in the first quarter of 2007, certain loans of $11.7 billion were reclassified to trading assets and were excluded from wholesale loans reported. Includes loans greater than or equal to 90 days past due that continue to accrue interest. The principal balance of these loans totaled $37 million and $29 million at September 30, 2007, and December 31, 2006, respectively. Also, see Note 4 on pages 80–83 and Note 13 on pages 91–93, respectively, of this Form 10-Q.

(b)	Includes loans at fair value and loans held-for-sale of $6.1 billion and $14.5 billion, respectively, at September 30, 2007, and loans held-for-sale of $22.5 billion at December 31, 2006.
(c)
Includes unused advised lines of credit totaling $39.2 billion and $39.0 billion at September 30, 2007, and December 31, 2006, respectively, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable.

(d)
Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting under SFAS 133. Includes $22.7 billion at both September 30, 2007, and December 31, 2006, which represents the notional amount of structured portfolio protection; the Firm retains a minimal first risk of loss on this portfolio.

(e)	Represents other liquid securities collateral held by the Firm.
(f)
Represents distressed loans held-for-sale purchased as part of IB’s proprietary activities, which are excluded from nonperforming assets. During the first quarter of 2007, the Firm elected the fair value option of accounting for this portfolio of nonperforming loans. These loans are classified as Trading assets at September 30, 2007.

(g)	Includes nonperforming loans held-for-sale of $75 million and $4 million at September 30, 2007, and December 31, 2006, respectively.
Net charge-offs/recoveries
Wholesale

	Three months ended September 30,		Nine months ended September 30,
(in millions, except ratios)	2007	2006	2007	2006

Loans – reported
Net charge-offs/(recoveries)	$82	$(11)	$47	$(50)
Average annual net charge-off/(recovery) rate(a)	0.19%	(0.03)%	0.04%	(0.04)%

(a)
Excludes average wholesale loans at fair value and loans held-for-sale of $17.8 billion and $24.4 billion for the quarters ended September 30, 2007 and 2006, respectively; and $15.8 billion and $21.4 billion for year-to-date 2007 and 2006, respectively.

Net charge-offs of $82 million in the third quarter of 2007 and $47 million in the first nine months of 2007 do not include gains from sales of nonperforming loans that were sold from the credit portfolio (as shown in the following table). There were gains of $2 million in the third quarter and $1 million in the first nine months of 2007, compared with gains of $31 million in the third quarter of 2006 and $71 million for the first nine months of 2006. Gains are reflected in Noninterest revenue.

Nonperforming loan activity
Wholesale
Nine months ended September 30,
(in millions)	2007	2006

Beginning balance, January 1	$391	$992

Additions	740	352

Reductions:
Paydowns and other	(420)	(337)
Charge-offs	(131)	(110)
Returned to performing	(98)	(101)
Sales	(55)	(140)

Total (reductions)	(704)	(688)

Net increases (reductions)	36	(336)

Ending balance, September 30	$427	$656

The following table presents summaries of the maturity and ratings profiles of the wholesale portfolio as of September 30, 2007, and December 31, 2006. The ratings scale is based upon the Firm’s internal risk ratings and is presented on an S&P-equivalent basis.
Wholesale exposure

	Maturity profile(c)				Ratings profile
					Investment-	Noninvestment-
					grade (“IG”)	grade
At September 30, 2007								Total %
(in billions, except ratios)	<1 year	1-5 years	> 5 years	Total	AAA to BBB-	BB+ & below	Total	of IG

Loans	46%	43%	11%	100%	$115	$61	$176	65%
Derivative receivables	21	30	49	100	54	11	65	84
Lending-related commitments	37	57	6	100	379	89	468	81

Total excluding loans at fair value and loans held-for-sale	38%	51%	11%	100%	$548	$161	709	77%
Loans at fair value and loans held-for-sale (a)							21

Total exposure							$730

Net credit derivative hedges notional(b)	44%	49%	7%	100%	$(53)	$(9)	$(62)	85%

	Maturity profile(c)				Ratings profile
					Investment-	Noninvestment-
					grade (“IG”)	grade
At December 31, 2006								Total %
(in billions, except ratios)	<1 year	1-5 years	> 5 years	Total	AAA to BBB-	BB+ & below	Total	of IG

Loans	44%	41%	15%	100%	$104	$57	$161	65%
Derivative receivables	16	34	50	100	49	7	56	88
Lending-related commitments	36	58	6	100	338	53	391	86

Total excluding loans at fair value and loans held-for-sale	37%	51%	12%	100%	$491	$117	608	81%
Loans at fair value and loans held-for-sale (a)							23

Total exposure							$631

Net credit derivative hedges notional(b)	16%	75%	9%	100%	$(45)	$(6)	$(51)	88%

(a)
Loans held-for-sale relate primarily to syndication loans and loans transferred from the retained portfolio. During the first quarter of 2007, the Firm elected the fair value option of accounting for loans related to securitization activities, and these loans are classified as Trading assets.

(b)	Ratings are based upon the underlying referenced assets.
(c)
The maturity profile of Loans and lending-related commitments is based upon the remaining contractual maturity. The maturity profile of Derivative receivables is based upon the maturity profile of Average exposure. See page 70 of JPMorgan Chase’s 2006 Annual Report for further discussion of Average exposure.

Wholesale credit exposure – selected industry concentration
The Firm continues to focus on the management and diversification of its industry concentrations, with particular attention paid to industries with actual or potential credit concerns. At September 30, 2007, the top 10 industries were the same as those at December 31, 2006. The increases in Asset managers, Utilities, Oil and gas, and Retail and consumer services were primarily due to portfolio growth. In addition, Asset managers also increased by $4.3 billon during the third quarter of 2007 as the Firm revised its industry classification to better reflect risk correlations and enhance the Firm’s management of industry risk. Below is a summary of the Top 10 industry concentrations as of September 30, 2007, and December 31, 2006.

	September 30, 2007		December 31, 2006
Top 10 industries(a)	Credit	% of	Credit	% of
(in millions, except ratios)	exposure(d)	portfolio	exposure(d)	portfolio

Banks and finance companies	$61,851	9%	$61,792	10%
Asset managers	40,138	6	24,570	4
Real estate	38,191	5	32,102	5
Healthcare	33,664	5	28,998	5
Utilities	33,544	5	24,938	4
Consumer products	30,332	4	27,114	4
State and municipal governments	29,276	4	27,485	5
Retail and consumer services	26,621	4	22,122	4
Securities firms and exchanges	23,807	3	23,127	4
Oil and gas	23,246	3	18,544	3
All other(b)	369,184	52	317,468	52

Subtotal	709,854	100%	608,260	100%
Loans at fair value and loans held-for-sale(c)	20,611		22,507

Total	$730,465		$630,767

(a)	Rankings are based upon exposure at September 30, 2007.
(b)	For more information on exposures to SPEs, see Note 16 on pages 100–101 of this Form 10-Q.
(c)
Loans held-for-sale relate primarily to syndication loans and loans transferred from the retained portfolio. During the first quarter of 2007 the Firm elected the fair value option of accounting for loans related to securitization activities; these loans are classified as Trading assets at September 30, 2007.

(d)	Credit exposure is net of risk participations and excludes the benefit of credit derivative hedges and collateral held against Derivative receivables or Loans.
Wholesale criticized exposure
Exposures deemed criticized generally represent a ratings profile similar to a rating of CCC+/Caa1 and lower, as defined by Standard & Poor’s/Moody’s. The total criticized component of the portfolio, excluding Loans at fair value and loans held-for-sale, increased by $993 million, or 20%, when compared with year-end 2006.
Wholesale criticized exposure – industry concentrations

	September 30, 2007		December 31, 2006
Top 10 industries(a)		% of		% of
(in millions, except ratios)	Amount	portfolio	Amount	portfolio

Automotive	$1,825	30%	$1,442	29%
Real estate	628	11	243	5
Retail and consumer services	475	8	278	5
Banks and finance companies	301	5	74	1
Consumer products	295	5	383	7
Media	258	4	392	8
Healthcare	243	4	284	6
Business services	231	4	222	4
Utilities	205	3	183	4
Building materials/construction	189	3	113	2
All other(b)	1,369	23	1,412	29

Subtotal	6,019	100%	5,026	100%
Loans at fair value and loans held-for-sale(b)	276		624

Total	$6,295		$5,650

(a)	Rankings are based upon exposure at September 30, 2007.
(b)
Loans held-for-sale relate primarily to syndication loans and loans transferred from the retained portfolio. During the first quarter of 2007 the Firm elected the fair value option of accounting for loans related to securitization activities; these loans are classified as Trading assets at September 30, 2007. Loans held-for-sale exclude purchased nonperforming loans held-for-sale.

Derivative contracts
In the normal course of business, the Firm uses derivative instruments to meet the needs of customers; to generate revenues through trading activities; to manage exposure to fluctuations in interest rates, currencies and other markets; and to manage the Firm’s credit exposure. For further discussion of these contracts, see Note 22 on page 106 of this Form 10-Q, and Derivative contracts on pages 69–72 of JPMorgan Chase’s 2006 Annual Report.
The following table summarizes the aggregate notional amounts and the net derivative receivables MTM for the periods presented.
Notional amounts and derivative receivables marked-to-market (“MTM”)

	Notional amounts(b)(c)		Derivative receivables MTM
(in billions)	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006

Interest rate	$70,846	$50,201	$29	$29
Foreign exchange	3,886	2,520	6	4
Equity	1,010	809	11	6
Credit derivatives	7,775	4,619	11	6
Commodity	544	507	8	11

Total, net of cash collateral(a)	$84,061	$58,656	65	56
Liquid securities collateral held against derivative receivables	NA	NA	(8)	(7)

Total, net of all collateral	NA	NA	$57	$49

(a)	Collateral is only applicable to Derivative receivables MTM amounts.
(b)	Represents the gross sum of long and short third-party notional derivative contracts, excluding written options and foreign exchange spot contracts.
(c)
The notional amount of the Firm’s derivative contracts outstanding significantly exceeded, in the Firm’s view, the possible credit losses that could arise from such transactions. For most derivative transactions, the notional amount does not change hands: it is used simply as a reference to calculate payments. The appropriate measure of current credit risk is, in the Firm’s view, the mark-to-market value of the contract.

The amount of Derivative receivables reported on the Consolidated balance sheets of $64.6 billion and $55.6 billion at September 30, 2007, and December 31, 2006, respectively, is the amount of the mark-to-market (“MTM”) or fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and cash collateral held by the Firm and represents the cost to the Firm to replace the contracts at current market rates should the counterparty default. However, in management’s view, the appropriate measure of current credit risk should also reflect additional liquid securities held as collateral by the Firm of $7.4 billion and $6.6 billion at September 30, 2007, and December 31, 2006, respectively, resulting in total exposure, net of all collateral, of $57.2 billion and $49.0 billion at September 30, 2007, and December 31, 2006, respectively. Derivative receivables increased $9.0 billion from December 31, 2006, primarily due to higher equity, credit derivative and foreign exchange receivables as a result of higher equity market levels, widening credit spreads and the decline in the U.S. dollar, respectively.
The Firm also holds additional collateral delivered by clients at the initiation of transactions, but this collateral does not reduce the credit risk of the Derivative receivables in the table above. This additional collateral secures potential exposure that could arise in the derivatives portfolio should the MTM of the client’s transactions move in the Firm’s favor. As of September 30, 2007, and December 31, 2006, the Firm held $14.5 billion and $12.3 billion of this additional collateral, respectively. The derivative receivables MTM, net of all collateral, also does not include other credit enhancements in the forms of letters of credit and surety receivables.
The following table summarizes the ratings profile of the Firm’s derivative receivables MTM, net of other liquid securities collateral, for the dates indicated.
Ratings profile of derivative receivables MTM

	September 30, 2007		December 31, 2006
Rating equivalent
(in millions, except ratios)	Net MTM	% of Net MTM	Net MTM	% of Net MTM

AAA to AA-	$31,648	55%	$28,150	58%
A+ to A-	7,708	14	7,588	15
BBB+ to BBB-	9,208	16	8,044	16
BB+ to B-	8,496	15	5,150	11
CCC+ and below	109	—	78	—

Total	$57,169	100%	$49,010	100%

The Firm actively pursues the use of collateral agreements to mitigate counterparty credit risk in derivatives. The percentage of the Firm’s derivatives transactions subject to collateral agreements decreased slightly to 79%, as of September 30, 2007, from 80% at December 31, 2006.
The Firm posted $32.8 billion and $26.6 billion of collateral at September 30, 2007, and December 31, 2006, respectively. Certain derivative and collateral agreements include provisions that require the counterparty and/or the Firm, upon specified downgrades in their respective credit ratings, to post collateral for the benefit of the other party. The impact of a single-notch ratings downgrade to JPMorgan Chase Bank, N.A., from its rating of AA to AA- at September 30, 2007, would have required $308 million of additional collateral to be posted by the Firm. The impact of a six-notch ratings downgrade (from AA to BBB) would have required $3.2 billion of additional collateral. Certain derivative contracts also provide for termination of the contract, generally upon a downgrade of either the Firm or the counterparty, at the then-existing MTM value of the derivative contracts.
Credit derivatives
The following table presents the Firm’s notional amounts of credit derivatives protection purchased and sold as of September 30, 2007, and December 31, 2006.
Credit derivatives positions

	Notional amount
	Credit portfolio		Dealer/client
	Protection	Protection	Protection	Protection
(in billions)	purchased(a)	sold	purchased	sold	Total

September 30, 2007	$63	$1	$3,889	$3,822	$7,775
December 31, 2006	52	1	2,277	2,289	4,619

(a)
Included $22.7 billion at both September 30, 2007, and December 31, 2006, that represented the notional amount for structured portfolio protection; the Firm retains a minimal first risk of loss on this portfolio.

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
JPMorgan Chase has counterparty exposure as a result of credit derivatives transactions. Of the $64.6 billion of total Derivative receivables MTM at September 30, 2007, $10.7 billion, or 17%, was associated with credit derivatives, before the benefit of liquid securities collateral.
Dealer/client
At September 30, 2007, the total notional amount of protection purchased and sold in the dealer/client business increased $3.1 trillion from year-end 2006 as a result of increased trade volume in the market. The risk positions are largely matched when securities used to risk-manage certain derivative positions are taken into consideration and the notional amounts are adjusted to a duration-based equivalent or to reflect different degrees of subordination in tranched structures.
Credit portfolio management activities
Use of single-name and portfolio credit derivatives

	Notional amount of protection purchased
(in millions)	September 30, 2007	December 31, 2006

Credit derivatives used to manage:
Loans and lending-related commitments	$54,474	$40,755
Derivative receivables	8,073	11,229

Total(a)	$62,547	$51,984

(a)
Included $22.7 billion at both September 30, 2007, and December 31, 2006, that represented the notional amount of structured portfolio protection; the Firm retains a minimal first risk of loss on this portfolio.

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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2007	2006	2007	2006

Hedges of lending-related commitments(a)	$135	$(52)	$112	$(175)
CVA and hedges of CVA(a)	(138)	52	(186)	87

Net gains (losses)(b)	$(3)	$—	$(74)	$(88)

(a)	These hedges do not qualify for hedge accounting under SFAS 133.
(b)
Excludes gains of $101 million and $16 million for the quarters ended September 30, 2007, and 2006, respectively, and $312 million and $19 million of gains year-to-date 2007 and 2006, respectively, of other Principal transaction revenue that are not associated with hedging activities. The Firm adopted SFAS 157 on January 1, 2007, which incorporated adjusting the valuation of the Firm’s derivative liabilities.

The Firm also actively manages wholesale credit exposure primarily through IB loan and commitment sales. During the third quarter of 2007 and 2006, these sales of $727 million and $805 million of loans and commitments, respectively, resulted in losses of $2 million and gains of $27 million, respectively. During the first nine months of 2007 and 2006, these sales of $3.8 billion and $2.4 billion of loans and commitments, respectively, resulted in losses of $14 million and gains of $67 million, respectively. These results include gains on sales of nonperforming loans, as discussed on page 53 of this Form 10-Q. These activities are not related to the Firm’s securitization activities, which are undertaken for liquidity and balance sheet management purposes. For further discussion of securitization activity, see Liquidity Risk Management and Note 15 on pages 49–51, and 94–99, respectively, of this Form 10-Q.
Lending-related commitments
Wholesale lending-related commitments were $468.1 billion at September 30, 2007, compared with $391.4 billion at December 31, 2006. The increase reflected greater overall lending activity including growth in unfunded leveraged lending exposures. In the Firm’s view, the total amount of these instruments is not representative of the Firm’s actual credit risk exposure or funding requirements. In determining the amount of credit risk exposure the Firm has to wholesale lending-related commitments, which is used as the basis for allocating credit risk capital to these instruments, the Firm has established a “loan-equivalent” amount for each commitment; this amount represents the portion of the unused commitment or other contingent exposure that is expected, based upon average portfolio historical experience, to become outstanding in the event of a default by an obligor. The loan-equivalent amount of the Firm’s lending-related commitments was $256.6 billion and $212.3 billion as of September 30, 2007, and December 31, 2006, respectively.
Emerging markets country exposure
The Firm has a comprehensive internal process for measuring and managing exposures and risk in emerging markets countries – defined as those countries potentially vulnerable to sovereign events. As of September 30, 2007, based upon its internal methodology, the Firm’s exposure to any individual emerging-markets country was not significant, in that total exposure to any such country did not exceed 0.75% of the Firm’s total assets. In evaluating and managing its exposures to emerging markets countries, the Firm takes into consideration all credit-related lending, trading, and investment activities, whether cross-border or locally funded. Exposure amounts are then adjusted for credit enhancements (e.g., guarantees and letters of credit) provided by third parties located outside the country, if the enhancements fully cover the country risk as well as the credit risk. For information regarding the Firm’s cross-border exposure based upon guidelines of the Federal Financial Institutions Examination Council (“FFIEC”), see Part 1, Item 1, “Loan portfolio, Cross-border outstandings,” on page 155, of the Firm’s 2006 Annual Report.

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

The following table presents managed consumer credit–related information for the dates indicated.

	Credit exposure		Nonperforming assets(f)(h)
(in millions, except ratios)	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006

Consumer loans – reported(a)
Home equity	$93,026	$85,730	$576	$454
Mortgage	47,730	59,668	1,224	769
Auto loans and leases(b)	40,871	41,009	92	132
Credit card – reported(c)	79,409	85,881	7	9
All other loans	27,556	27,097	336	322

Total consumer loans – reported	288,592	299,385	2,235	1,686
Credit card – securitizations(c)(d)	69,643	66,950	—	—

Total consumer loans – managed(c)	358,235	366,335	2,235	1,686
Assets acquired in loan satisfactions	NA	NA	457	225

Total consumer related assets – managed	358,235	366,335	2,692	1,911
Consumer lending–related commitments:
Home equity(e)	74,212	69,559	NA	NA
Mortgage	7,883	6,618	NA	NA
Auto loans and leases	8,327	7,874	NA	NA
Credit card(e)	700,232	657,109	NA	NA
All other loans	11,034	6,375	NA	NA

Total lending-related commitments	801,688	747,535	NA	NA

Total consumer credit portfolio	$1,159,923	$1,113,870	$2,692	$1,911

Total loans held-for-sale	$3,880	$32,744	$—	$116
Memo: Credit card – managed	149,052	152,831	7	9

	Three months ended September 30,				Nine months ended September 30,
			Average annual net				Average annual net
	Net charge-offs		charge-off rate(g)		Net charge-offs		charge-off rate(g)
(in millions, except ratios)	2007	2006	2007	2006	2007	2006	2007	2006

Consumer loans – reported(a)
Home equity	$150	$29	0.65%	0.15%	$316	$92	0.47%	0.16%
Mortgage	49	14	0.46	0.12	102	35	0.35	0.10
Auto loans and leases	99	65	0.97	0.64	221	161	0.72	0.51
Credit card – reported	785	673	3.89	3.48	2,247	1,800	3.74	3.38
All other loans	56	20	0.93	0.37	176	74	0.99	0.48

Total consumer loans – reported	1,139	801	1.62	1.19	3,062	2,162	1.50	1.12
Credit card – securitizations(d)	578	607	3.34	3.70	1,761	1,617	3.45	3.19

Total consumer loans – managed	$1,717	$1,408	1.96%	1.69%	$4,823	$3,779	1.89%	1.55%

Memo: Credit card – managed	$1,363	$1,280	3.64%	3.58%	$4,008	$3,417	3.61%	3.29%

(a)	Includes RFS, CS and residential mortgage loans reported in the Corporate segment.
(b)	Excludes operating lease–related assets of $1.8 billion and $1.6 billion for September 30, 2007, and December 31, 2006, respectively.
(c)
Loans past-due 90 days and over and accruing includes credit card receivables – reported of $1.3 billion for both September 30, 2007, and December 31, 2006, and related credit card securitizations of $935 million and $962 million for September 30, 2007, and December 31, 2006, respectively.

(d)	Represents securitized credit card receivables. For a further discussion of credit card securitizations, see CS on pages 29–32 of this Form 10-Q.
(e)
The credit card and home equity lending–related commitments represent the total available lines of credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit will be utilized at the same time. The Firm can reduce or cancel these lines of credit by providing the borrower prior notice or, in some cases, without notice as permitted by law.

(f)
Excludes nonperforming assets related to (1) loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by U.S. government agencies of $1.3 billion for September 30, 2007, and $1.2 billion for December 31, 2006, and (2) education loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program of $241 million and $219 million as of September 30, 2007, and December 31, 2006, respectively. These amounts for GNMA and education loans are excluded, as reimbursement is proceeding normally.

(g)
Net charge-off rates exclude average loans held-for-sale of $5.4 billion and $14.0 billion for the quarters ended September 30, 2007, and 2006, respectively, and $12.9 billion and $14.4 billion year-to-date 2007 and 2006, respectively.

(h)	Includes nonperforming loans held-for-sale of $116 million at December 31, 2006.
Total managed consumer loans as of September 30, 2007, were $358.2 billion, down from $366.3 billion at year-end 2006, reflecting the classification of a portion of mortgage loans as Trading Assets as a result of adopting SFAS 159, and the seasonal decrease of credit card loans. These decreases were offset partially by organic growth in the home equity loan portfolio and the decision to retain rather than sell subprime mortgage loans and new originations of prime mortgage loans that cannot be sold to

U.S. government agencies and U.S. government-sponsored enterprises. Consumer lending–related commitments increased 7%, to $801.7 billion at September 30, 2007, primarily reflecting growth in credit cards and home equity lines of credit.
The Firm regularly evaluates market conditions and overall economic returns and makes an initial determination of whether new originations will be held-for-investment or sold within the foreseeable future. The Firm also periodically evaluates the overall economic returns of its held-for-investment loan portfolio under prevailing market conditions to determine whether to retain or sell loans in the portfolio. When it is determined that a loan that was previously classified as held-for-investment will be sold, it is transferred to held-for-sale. During the current quarter, due to changes in market conditions and the economic returns of certain mortgage loans, the Firm designated as held-for-investment new originations of subprime mortgage loans and previously designated held-for-sale subprime mortgage loans. In addition, all new prime mortgage originations that cannot be sold to U.S. government agencies and U.S. government-sponsored enterprises have been designated as held-for-investment. Prime mortgage loans originated with the intent to sell are accounted for at fair value under SFAS 159 and are classified as Trading assets in the Consolidated Balance Sheets.
The following discussion relates to the specific loan and lending-related categories within the consumer portfolio.
Home equity: Home equity loans at September 30, 2007, were $93.0 billion, an increase of $7.3 billion from year-end 2006. The change in the portfolio from December 31, 2006, reflected organic growth. The Allowance for loan losses for the Home equity portfolio was increased during the three and nine months ended September 30, 2007, as continued weak housing prices have resulted in an increase in estimated losses for high loan-to-value loans. During the third quarter, the origination of subprime home equity loans was discontinued and loss mitigation activities continued to be intensified to actively manage risks in this portfolio. In addition, underwriting standards have been tightened and pricing actions have been implemented to reflect elevated risks related to new originations in the prime home equity portfolio.
Mortgage: Prior to the third quarter, subprime mortgage loans and substantially all of the Firm’s prime and low documentation mortgages, both fixed-rate and adjustable-rate, were originated with the intent to sell. Prime mortgage loans originated into the held-for-investment portfolio consisted primarily of adjustable rate products. As a result of the decision to retain rather than sell subprime mortgage loans and new originations of prime mortgage loans that cannot be sold to U.S. government agencies and U.S. government-sponsored enterprises, both fixed-rate and adjustable-rate products are now being originated into the held-for-investment portfolio. Subprime mortgages have been designated as held-for-investment. Mortgages, irrespective of whether they are originated with the intent to sell or hold-for-investment, are underwritten to the same standards applicable to the respective type of mortgage.
Mortgage loans at September 30, 2007, were $47.7 billion, reflecting an $11.9 billion decrease from year-end 2006, primarily due to the change in classification to Trading assets for prime mortgages originated with the intent to sell and elected to be fair valued under SFAS 159. As of September 30, 2007, approximately 75% of the outstanding mortgage loans on the Consolidated balance sheet related to the prime market segment. As a result, the Firm deems its exposure to subprime mortgages manageable. During the first quarter of 2007, the Provision for credit losses was increased and underwriting standards were tightened to reflect management’s expectation of elevated credit losses in the subprime market segment. The subprime mortgage portfolio’s credit performance during the second and third quarters was consistent with the first-quarter expectations. However, during the third quarter of 2007, the provision for subprime mortgage loans was increased as a result of the decision to retain rather than sell subprime mortgage loans.
Auto loans and leases: As of September 30, 2007, Auto loans and leases of $40.9 billion were down slightly from year-end 2006. The Allowance for loan losses for the Auto loan portfolio was increased during the nine months ended September 30, 2007, reflecting an increase in estimated losses from low prior-year levels. During the three months ended September 30, 2007, the Allowance for loan losses for this loan portfolio did not change significantly.
Credit card: JPMorgan Chase analyzes its credit card portfolio on a managed basis, which includes credit card receivables on the Consolidated balance sheets and those receivables sold to investors through securitization. Managed credit card receivables were $149.1 billion at September 30, 2007, a decrease of $3.8 billion from year-end 2006, reflecting the typical seasonal pattern of outstanding loans, partially offset by organic growth.
The managed credit card net charge-off rate increased to 3.64% and 3.61% in the third quarter of 2007 and first nine months of 2007, respectively, from 3.58% and 3.29% in the comparable prior periods. This increase was due primarily to lower bankruptcy-related net charge-offs in 2006. The 30-day delinquency rate increased slightly to 3.25% at September 30, 2007, from 3.17% at September 30, 2006. During the first nine months of 2007, the delinquency rate was lower than the rate prior to bankruptcy reform. The managed credit card portfolio continues to reflect a well-seasoned portfolio that has good U.S. geographic diversification.

All other loans: All other loans primarily include Business Banking loans (which are highly collateralized loans, often with personal loan guarantees), Education loans, Community Development loans and other secured and unsecured consumer loans. As of September 30, 2007, Other loans of $27.6 billion were up slightly from year-end 2006.

ALLOWANCE FOR CREDIT LOSSES

For a further discussion of the components of the Allowance for credit losses, see Critical accounting estimates used by the Firm on page 83 and Note 13 on pages 113–114 of JPMorgan Chase’s 2006 Annual Report. At September 30, 2007, management deemed the Allowance for credit losses to be appropriate (i.e., sufficient to absorb losses that are inherent in the portfolio, including losses that are not specifically identified or for which the size of the loss has not yet been fully determined).
Summary of changes in the Allowance for credit losses

Nine months ended September 30,	2007			2006
(in millions)	Wholesale	Consumer	Total	Wholesale		Consumer		Total

Loans:
Beginning balance at January 1	$2,711	$4,568	$7,279	$2,453		$4,637		$7,090
Cumulative effect of changes in accounting principles(a)	(56)	—	(56)	—		—		—

Beginning balance at January 1, adjusted	2,655	4,568	7,223	2,453		4,637		7,090
Gross charge-offs	(131)	(3,600)	(3,731)	(110)		(2,631)		(2,741)
Gross recoveries	84	538	622	160		469		629

Net (charge-offs) recoveries	(47)	(3,062)	(3,109)	50		(2,162)		(2,112)
Provision for loan losses	282	3,706	3,988	69		1,999		2,068
Other	(27) (b)	38 (b)	11	2		8		10

Ending balance at September 30	$2,863 (c)	$5,250 (d)	$8,113	$2,574	(c)	$4,482	(d)	$7,056

Components:
Asset-specific	$53	$70	$123	$101		$61	(e)	$162
Formula-based	2,810	5,180	7,990	2,473		4,421	(e)	6,894

Total Allowance for loan losses	$2,863	$5,250	$8,113	$2,574		$4,482		$7,056

Lending-related commitments:
Beginning balance at January 1	$499	$25	$524	$385		$15		$400
Provision for lending-related commitments	344	(10)	334	68		—		68

Ending balance at September 30	$843	$15	$858	$453		$15		$468

Components:
Asset-specific	$27	$—	$27	$40		$—		$40
Formula-based	816	15	831	413		15		428

Total Allowance for lending-related commitments	$843	$15	$858	$453		$15		$468

Total Allowance for credit losses	$3,706	$5,265	$8,971	$3,027		$4,497		$7,524

(a)	Reflects the effect of the adoption of SFAS 159 at January 1, 2007. For a further discussion of SFAS 159, see Note 4 on pages 80–83 of this Form 10-Q.
(b)	Partially related to the transfer of allowance between wholesale and consumer in conjunction with prime mortgages transferred to the Corporate sector.
(c)
The ratio of the wholesale allowance for loan losses to total wholesale loans was 1.62% and 1.61%, excluding wholesale loans held-for-sale and loans accounted for at fair value at September 30, 2007 and 2006, respectively.

(d)
The ratio of the consumer allowance for loan losses to total consumer loans was 1.84% and 1.68%, excluding consumer loans held-for-sale and loans accounted for at fair value at September 30, 2007 and 2006, respectively.

(e)	Prior periods have been revised to reflect the current presentation.
The Firm’s overall Allowance for credit losses of $9.0 billion, increased by $1.2 billion, when compared with December 31, 2006.
The Allowance for loan losses at September 30, 2007, increased $834 million, or 11%, when compared with December 31, 2006, largely due to higher estimated losses relating to home equity and subprime mortgage loans. Excluding Loans held-for-sale and loans carried at fair value, the Allowance for loan losses represented 1.76% of loans at September 30, 2007, compared with 1.70% at December 31, 2006.
The Allowance for lending-related commitments of $858 million, increased by $334 million, when compared with December 31, 2006, largely due to portfolio activities and growth, mainly in IB.

Provision for credit losses
For a discussion of the reported Provision for credit losses, see page 11 of this Form 10-Q. The Managed provision for credit losses includes credit card securitizations. The increase in the Provision for credit losses was due to an increase in the Allowance for credit losses largely related to home equity loans, higher net charge-offs in the consumer businesses and portfolio growth in the wholesale businesses. The prior-year quarter and year-to-date periods benefited from a lower level of credit card net charge-offs, which reflected a lower level of losses following the change in bankruptcy legislation in the fourth quarter of 2005.

			Provision for
			ending-related		Total provision
	Provision for loan losses		commitments		for credit losses
Three months ended September 30, (in millions)	2007	2006	2007	2006	2007	2006

Investment Bank	$146	$(36)	$81	$43	$227	$7
Commercial Banking	98	55	14	(1)	112	54
Treasury & Securities Services	3	1	6	—	9	1
Asset Management	4	(29)	(1)	1	3	(28)
Corporate	—	1	—	—	—	1

Total Wholesale	251	(8)	100	43	351	35
Retail Financial Services	688	113	(8)	1	680	114
Card Services	785	663	—	—	785	663
Corporate(a)	(31)	—	—	—	(31)	—

Total Consumer	1,442	776	(8)	1	1,434	777

Total provision for credit losses	1,693	768	92	44	1,785	812
Credit card securitizations	578	607	—	—	578	607

Total managed provision for credit losses	$2,271	$1,375	$92	$44	$2,363	$1,419

			Provision for
			lending-related		Total provision
	Provision for loan losses		commitments		for credit losses
Nine months ended September 30, (in millions)	2007	2006	2007	2006	2007	2006

Investment Bank	$168	$62	$286	$66	$454	$128
Commercial Banking	125	47	49	2	174	49
Treasury & Securities Services	6	1	9	—	15	1
Asset Management	(17)	(42)	—	—	(17)	(42)
Corporate	—	1	—	—	—	1

Total Wholesale	282	69	344	68	626	137
Retail Financial Services	1,569	299	(10)	—	1,559	299
Card Services	2,162	1,700	—	—	2,162	1,700
Corporate(a)	(25)	—	—	—	(25)	—

Total Consumer	3,706	1,999	(10)	—	3,696	1,999

Total provision for credit losses	3,988	2,068	334	68	4,322	2,136
Credit card securitizations	1,761	1,617	—	—	1,761	1,617

Total managed provision for credit losses	$5,749	$3,685	$334	$68	$6,083	$3,753

(a)	Includes amounts related to held-for-investment prime mortgages transferred from RFS and AM to the Corporate segment.

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
IB trading VAR by risk type and credit portfolio VAR

																	Nine months ended
	Three months ended September 30,																September 30,
	2007						2006						At September 30,				Avg
(in millions)	Avg		Min		Max		Avg		Min		Max		2007		2006		2007		2006

By risk type:
Fixed income	$98		$55		$135		$63		$35		$90		$104		$65		$72		$58
Foreign exchange	23		17		36		24		14		42		36		22		21		23
Equities	35		22		56		32		21		45		27		37		43		29
Commodities and other	28		21		38		46		27		128		35		39		34		48
Less: portfolio diversification	(72	)(c)	NM	(d)	NM	(d)	(82	)(c)	NM	(d)	NM	(d)	(111	)(c)	(76	)(c)	(68	)(c)	(74	)(c)

Trading VAR(a)	$112		$85		$149		$83		$55		$137		$91		$87		$102		$84
Credit portfolio VAR(b)	17		8		25		14		14		15		23		15		14		14
Less: portfolio diversification	(22	)(c)	NM	(d)	NM	(d)	(8	)(c)	NM	(d)	NM	(d)	(16	)(c)	(8	)(c)	(16	)(c)	(9	)(c)

Total trading and credit portfolio VAR	$107		$76		$149		$89		$61		$138		$98		$94		$100		$89

(a)
Trading VAR includes substantially all trading activities in IB. Trading VAR does not include VAR related to the DVA taken on derivative and structured liabilities to reflect the credit quality of the Firm. See the DVA Sensitivity table on page 64 of this Form 10-Q for further details. Trading VAR also does not include the MSR portfolio or VAR related to other corporate functions, such as Treasury and Private Equity. For a discussion of MSRs and the corporate functions, see Note 17 on pages 101–102, Note 3 on page 76 and Corporate on pages 40–41 of this Form 10-Q.

(b)
Includes VAR on derivative credit valuation adjustments, hedges of the credit valuation adjustment and mark-to-market hedges of the retained loan portfolio, which are all reported in Principal transactions revenue. For a discussion of credit valuation adjustments, see Note 3 on pages 73–80 of this Form 10-Q. This VAR does not include the retained loan portfolio.

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

IB’s average Total trading and credit portfolio VAR for the third quarter and nine months ended September 30, 2007 was $107 million and $100 million, respectively, compared with $89 million for both the three and nine months ended September 30, 2006. Average VAR was higher for the third quarter and nine months ended September 30, 2007 than the same periods of the prior year reflecting an increase in market volatility, most notably in fixed income and equity markets. The reduction in Commodities and other risks reflects reduced positions and was a key driver of the changes in portfolio diversification. In general, over the course of the year VAR exposures can vary significantly as positions change, market volatility fluctuates and diversification benefits change.
VAR backtesting
To evaluate the soundness of its VAR model, the Firm conducts daily back-testing of VAR against daily IB market risk-related revenue, which is defined as Principal transactions revenue less private equity gains/losses plus any trading-related net interest income, brokerage commissions, underwriting fees or other revenue. The daily IB market risk-related revenue excludes gains and losses on held-for-sale funded loans and unfunded commitments and from debit valuation adjustments (“DVA”). The following histogram illustrates the daily market risk–related gains and losses for IB trading businesses for the nine months ended September 30, 2007. The chart shows that IB posted market risk–related gains on 168 out of 195 days in this period. The inset graph looks at those days on which IB experienced losses and depicts the amount by which VAR exceeded the actual loss on each of those days. Losses were sustained on 27 days during the nine months ended September 30, 2007. For the third quarter of 2007, losses exceed the VAR measure on 5 days due to the high market volatility experienced during the period. No losses exceeded the VAR measure during the first or second quarters of 2007.

The Firm does not include the impact of DVA taken on derivative and structured liabilities to reflect the credit quality of the Firm in its Trading VAR. The following table provides information about the sensitivity of DVA to a one basis point increase in JPMorgan Chase credit spreads.
Debit Valuation Adjustment Sensitivity

1 Basis Point Increase in
(in millions)	JPMorgan Chase Credit Spread

September 30, 2007	$37

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
JPMorgan Chase’s 12-month pretax earnings sensitivity profiles as of September 30, 2007, and December 31, 2006, were as follows.

	Immediate change in rates
(in millions)	+200bp	+100bp	-100bp	-200bp

September 30, 2007	$(290)	$(176)	$(108)	$(432)
December 31, 2006	(101)	28	(21)	(182)

The primary change in earnings-at-risk from December 31, 2006, reflects a change in market interest rates. The Firm is exposed to both rising and falling rates. The Firm’s risk to rising rates is largely the result of increased funding costs. In contrast, the exposure to falling rates is the result of higher anticipated levels of loan and securities prepayments.

PRIVATE EQUITY RISK MANAGEMENT

For a discussion of Private Equity Risk Management, see page 81 of JPMorgan Chase’s 2006 Annual Report. At September 30, 2007, the carrying value of the Private Equity portfolio was $6.6 billion, of which $409 million represented positions traded in the public markets.

OPERATIONAL RISK MANAGEMENT

For a discussion of JPMorgan Chase’s operational risk management, refer to page 81 of JPMorgan Chase’s 2006 Annual Report.

REPUTATION AND FIDUCIARY RISK MANAGEMENT

For a discussion of the Firm’s Reputation and Fiduciary Risk Management, see page 82 of JPMorgan Chase’s 2006 Annual Report.

SUPERVISION AND REGULATION

The following discussion should be read in conjunction with the Supervision and Regulation section on pages 1– 4 of JPMorgan Chase’s 2006 Annual Report.
Dividends
At September 30, 2007, JPMorgan Chase’s bank subsidiaries could pay, in the aggregate, $18.7 billion in dividends to their respective bank holding companies without prior approval of their relevant banking regulators.

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
Allowance for credit losses
JPMorgan Chase’s Allowance for credit losses covers the held-for-investment wholesale and consumer loan portfolios as well as the Firm’s portfolio of wholesale lending-related commitments. The Allowance for loan losses is intended to adjust the value of the Firm’s loan assets for probable credit losses as of the balance sheet date. For a further discussion of the methodologies used in establishing the Firm’s Allowance for credit losses, see Note 13 on pages 113–114 of JPMorgan Chase’s 2006 Annual Report. The methodology for calculating the Allowance for loan losses and the Allowance for lending-related commitments involves significant judgment. For a further description of these judgments, see Allowance for credit losses on page 83 of JPMorgan Chase’s 2006 Annual Report; for amounts recorded as of September 30, 2007 and 2006, see Allowance for credit losses on page 61 and Note 14 on pages 93–94 of this Form 10-Q.
As noted on page 83 of the JPMorgan Chase’s 2006 Annual Report, the Firm’s wholesale allowance is sensitive to the risk rating assigned to a loan. Assuming a one-notch downgrade in the Firm’s internal risk ratings for its entire Wholesale portfolio, the Allowance for loan losses for the Wholesale portfolio would increase by approximately $1.4 billion as of September 30, 2007. This sensitivity analysis is hypothetical. In the Firm’s view, the likelihood of a one-notch downgrade for all wholesale loans within a short timeframe is remote. The purpose of this analysis is to provide an indication of the impact of risk ratings on the estimate of the Allowance for loan losses for wholesale loans. It is not intended to imply management’s expectation of future deterioration in risk ratings. Given the process the Firm follows in determining the risk ratings of its loans, management believes the risk ratings currently assigned to wholesale loans are appropriate.
Fair value of financial instruments, MSRs and commodities inventory
A portion of JPMorgan Chase’s assets and liabilities are carried at fair value, including trading assets and liabilities, AFS securities, Private equity investments, MSRs, structured liabilities and certain loans. Certain Loans held-for-sale and physical commodities are carried at the lower of cost or fair value. At September 30, 2007, $605.2 billion of the Firm’s assets and $244.9 billion of its liabilities were recorded at fair value.
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

ACCOUNTING AND REPORTING DEVELOPMENTS

Accounting for uncertainty in income taxes
In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty regarding income taxes recognized under SFAS 109. FIN 48 addresses the recognition and measurement of tax positions taken or expected to be taken, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Firm adopted and applied FIN 48 under the transition provisions to all of its income tax positions at the required effective date of January 1, 2007, resulting in a $436 million cumulative effect increase to Retained earnings, a reduction in Goodwill of $113 million and a $549 million decrease in the liability for income taxes. For additional information related to the Firm’s adoption of FIN 48, see Note 20 on page 105 of this Form 10-Q.
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
JPMorgan Chase chose early adoption for SFAS 157 effective January 1, 2007, and recorded a cumulative effect increase to Retained earnings of $287 million primarily related to the release of profit previously deferred in accordance with EITF 02-3. In order to determine the amount of this transition adjustment and to confirm that JPMorgan Chase’s valuation policies are consistent with exit price as prescribed by SFAS 157, JPMorgan Chase reviewed its derivative valuations using all available evidence including recent transactions in the marketplace, indicative pricing services and the results of back-testing similar types of transactions. As a result of the adoption of SFAS 157, JPMorgan Chase also recognized $391 million of additional Net income in the 2007 first quarter, comprised of a $103 million benefit relating to the incorporation of an adjustment to the valuation of JPMorgan Chase’s derivative liabilities and other liabilities measured at fair value that reflects the credit quality of JPMorgan Chase, and a $288 million benefit relating to the valuation of nonpublic private equity investments. The adoption of SFAS 157 primarily affected IB and the Private Equity business within Corporate. For additional information related to the Firm’s adoption of SFAS 157, see Note 3 on pages 73–80 of this Form 10-Q.
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
Investment companies
In June 2007, the AICPA issued SOP 07-1. SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Guide”), and therefore qualifies to use the Guide’s specialized accounting principles (referred to as “investment company accounting”). Additionally, SOP 07-1 provides guidelines for determining whether investment company accounting should be retained by a parent company in consolidation or by an equity method investor in an investment. In May 2007, the FASB issued FSP FIN 46(R)-7, which amends FIN 46R to permanently exempt entities within the scope of the Guide from applying the provisions of FIN 46R to their investments. In October 2007, the FASB agreed to propose an indefinite delay of the effective dates of SOP 07-1 and FSP FIN 46(R)-7 in order to address implementation issues.
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
Fair value measurements – written loan commitments
On November 5, 2007, the SEC issued SAB 109, which revises and rescinds portions of SAB 105, “Application of Accounting Principles to Loan Commitments.” Specifically, SAB 109 states that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB 109 are applicable to written loan commitments issued or modified beginning on January 1, 2008. JPMorgan Chase is currently evaluating the impact that SAB 109 will have on its consolidated financial statements.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended September 30,				Nine months ended September 30,
(in millions, except per share data)	2007		2006		2007		2006

Revenue
Investment banking fees	$1,336		$1,416		$4,973		$3,955
Principal transactions	237		2,737		8,274		8,187
Lending & deposit-related fees	1,026		867		2,872		2,573
Asset management, administration and commissions	3,663		2,842		10,460		8,682
Securities gains (losses)	237		40		16		(578)
Mortgage fees and related income	221		62		1,220		516
Credit card income	1,777		1,567		5,054		5,268
Other income	289		635		1,360		1,653

Noninterest revenue	8,786		10,166		34,229		30,256

Interest income	19,219		15,157		53,344		43,010
Interest expense	11,893		9,778		33,585		27,460

Net interest income	7,326		5,379		19,759		15,550

Total net revenue	16,112		15,545		53,988		45,806

Provision for credit losses	1,785		812		4,322		2,136

Noninterest expense
Compensation expense	4,677		5,390		17,220		16,206
Occupancy expense	657		563		1,949		1,710
Technology, communications and equipment expense	950		911		2,793		2,656
Professional & outside services	1,260		1,111		3,719		3,204
Marketing	561		550		1,500		1,595
Other expense	812		877		2,560		2,324
Amortization of intangibles	349		346		1,055		1,058
Merger costs	61		48		187		205

Total noninterest expense	9,327		9,796		30,983		28,958

Income from continuing operations before income tax expense	5,000		4,937		18,683		14,712
Income tax expense	1,627		1,705		6,289		4,969

Income from continuing operations	3,373		3,232		12,394		9,743
Income from discontinued operations	—		65		—		175

Net income	$3,373		$3,297		$12,394		$9,918

Net income applicable to common stock	$3,373		$3,297		$12,394		$9,914

Per common share data
Basic earnings per share
Income from continuing operations	$1.00		$0.93		$3.63		$2.81
Net income	1.00		0.95		3.63		2.86

Diluted earnings per share
Income from continuing operations	$0.97		$0.90		$3.52		$2.73
Net income	0.97		0.92		3.52		2.78

Average basic shares	3,375.9	#	3,468.6	#	3,415.8	#	3,471.7	#
Average diluted shares	3,477.7		3,574.0		3,519.6		3,572.3

Cash dividends per common share	$0.38		$0.34		$1.10		$1.02

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(in millions, except share data)	2007	2006

Assets
Cash and due from banks	$32,766	$40,412
Deposits with banks	26,714	13,547
Federal funds sold and securities purchased under resale agreements (included $17,591 at fair value at September 30, 2007)	135,589	140,524
Securities borrowed	84,697	73,688
Trading assets (included assets pledged of $83,618 at September 30, 2007, and $82,474 at December 31, 2006)	453,711	365,738
Securities:
Available-for-sale (included assets pledged of $11,342 at September 30, 2007, and $39,571 at December 31, 2006)	97,659	91,917
Held-to-maturity (fair value: $48 at September 30, 2007, and $60 at December 31, 2006)	47	58

Loans (included $6,128 at fair value at September 30, 2007)	486,320	483,127
Allowance for loan losses	(8,113)	(7,279)

Loans, net of Allowance for loan losses	478,207	475,848

Private equity investments (included $6,834 at fair value at September 30, 2007)	6,929	6,359
Accrued interest and accounts receivable	26,401	22,891
Premises and equipment	8,892	8,735
Goodwill	45,335	45,186
Other intangible assets:
Mortgage servicing rights	9,114	7,546
Purchased credit card relationships	2,427	2,935
All other intangibles	3,959	4,371
Other assets (included $14,158 at fair value at September 30, 2007)	67,128	51,765

Total assets	$1,479,575	$1,351,520

Liabilities
Deposits:
U.S. offices:
Noninterest-bearing	$115,036	$132,781
Interest-bearing (included $1,903 at fair value at September 30, 2007)	354,459	337,812
Non-U.S. offices:
Noninterest-bearing	6,559	7,662
Interest-bearing (included $4,200 at fair value at September 30, 2007)	202,037	160,533

Total deposits	678,091	638,788
Federal funds purchased and securities sold under repurchase agreements (included $6,421 at fair value at September 30, 2007)	178,767	162,173
Commercial paper	33,978	18,849
Other borrowed funds (included $12,111 at fair value at September 30, 2007)	31,154	18,053
Trading liabilities	149,174	147,957
Accounts payable, accrued expenses and other liabilities (included the Allowance for lending-related commitments of $858 at September 30, 2007, and $524 at December 31, 2006; and $449 at fair value at September 30, 2007)	86,524	88,096
Beneficial interests issued by consolidated variable interest entities (included $2,927 at fair value at September 30, 2007)	13,283	16,184
Long-term debt (included $67,761 at fair value at September 30, 2007, and $25,370 at December 31, 2006)	173,696	133,421
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	14,930	12,209

Total liabilities	1,359,597	1,235,730

Commitments and contingencies (see Note 21 of this Form 10-Q)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares; no shares issued)	—	—
Common stock ($1 par value; authorized 9,000,000,000 shares at September 30, 2007, and December 31, 2006; issued 3,657,730,356 shares and 3,657,786,282 shares at September 30, 2007, and December 31, 2006, respectively)	3,658	3,658
Capital surplus	78,295	77,807
Retained earnings	53,064	43,600
Accumulated other comprehensive income (loss)	(1,830)	(1,557)
Treasury stock, at cost (298,919,756 shares at September 30, 2007, and 196,102,381 shares at December 31, 2006)	(13,209)	(7,718)

Total stockholders’ equity	119,978	115,790

Total liabilities and stockholders’ equity	$1,479,575	$1,351,520

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (UNAUDITED)

Nine months ended September 30,
(in millions, except per share data)	2007	2006

Preferred stock
Balance at January 1	$—	$139
Redemption of preferred stock	—	(139)

Balance at September 30	—	—

Common stock
Balance at January 1	3,658	3,618
Issuance of common stock	—	40

Balance at September 30	3,658	3,658

Capital surplus
Balance at January 1	77,807	74,994
Shares issued and commitments to issue common stock for employee stock-based compensation awards and related tax effects	488	2,463

Balance at September 30	78,295	77,457

Retained earnings
Balance at January 1	43,600	33,848
Cumulative effect of change in accounting principles	915	172

Balance at January 1, adjusted	44,515	34,020
Net income	12,394	9,918
Cash dividends declared:
Preferred stock	—	(4)
Common stock ($1.10 and $1.02 per share for the nine months ended September 30, 2007 and 2006, respectively)	(3,845)	(3,651)

Balance at September 30	53,064	40,283

Accumulated other comprehensive income (loss)
Balance at January 1	(1,557)	(626)
Cumulative effect of change in accounting principles	(1)	—

Balance at January 1, adjusted	(1,558)	(626)
Other comprehensive income (loss)	(272)	100

Balance at September 30	(1,830)	(526)

Treasury stock, at cost
Balance at January 1	(7,718)	(4,762)
Purchase of treasury stock	(8,015)	(2,937)
Reissuance from treasury stock	2,659	741
Share repurchases related to employee stock-based compensation awards	(135)	(353)

Balance at September 30	(13,209)	(7,311)

Total stockholders’ equity	$119,978	$113,561

Comprehensive income
Net income	$12,394	$9,918
Other comprehensive income (loss)	(272)	100

Comprehensive income	$12,122	$10,018

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine months ended September 30,
(in millions)	2007	2006

Operating activities
Net income	$12,394	$9,918
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	4,322	2,136
Depreciation and amortization	1,705	1,522
Amortization of intangibles	1,055	1,058
Deferred tax (benefit) expense	(518)	1,803
Investment securities (gains) losses	(16)	578
Stock-based compensation	1,509	1,923
Originations and purchases of loans held-for-sale	(87,446)	(116,925)
Proceeds from sales and securitizations of loans held-for-sale	87,279	117,931
Net change in:
Trading assets	(74,405)	(45,866)
Securities borrowed	(11,009)	(14,618)
Private equity investments	(570)	469
Accrued interest and accounts receivable	(3,510)	175
Other assets	(21,022)	(7,933)
Trading liabilities	5,785	11,086
Accounts payable, accrued expenses and other liabilities	(2,732)	246
Other operating adjustments	5,866	1,434

Net cash used in operating activities	(81,313)	(35,063)

Investing activities
Net change in:
Deposits with banks	(13,167)	4,585
Federal funds sold and securities purchased under resale agreements	4,914	(22,760)
Held-to-maturity securities:
Proceeds	11	14
Available-for-sale securities:
Proceeds from maturities	20,515	18,370
Proceeds from sales	54,288	92,281
Purchases	(81,131)	(157,725)
Proceeds from sales and securitization of loans held-for-investment	26,582	11,998
Other changes in loans, net	(49,979)	(56,515)
Net cash (used) received in business acquisitions	(70)	652
All other investing activities, net	(3,284)	3,478

Net cash used in investing activities	(41,321)	(105,622)

Financing activities
Net change in:
Deposits	42,245	48,409
Federal funds purchased and securities sold under repurchase agreements	16,614	63,017
Commercial paper and other borrowed funds	28,226	9,746
Proceeds from the issuance of long-term debt and trust preferred capital debt securities	77,120	43,360
Repayments of long-term debt and trust preferred capital debt securities	(40,442)	(25,163)
Net proceeds from the issuance of stock and stock-related awards	1,523	1,195
Excess tax benefits related to stock-based compensation	327	232
Redemption of preferred stock	—	(139)
Treasury stock purchased	(8,015)	(2,937)
Cash dividends paid	(3,735)	(3,637)
All other financing activities, net	818	6,043

Net cash provided by financing activities	114,681	140,126

Effect of exchange rate changes on cash and due from banks	307	168

Net (decrease) increase in cash and due from banks	(7,646)	(391)
Cash and due from banks at the beginning of the year	40,412	36,670

Cash and due from banks at the end of the period	$32,766	$36,279

Cash interest paid	$33,781	$26,499
Cash income taxes paid	4,202	1,949

The Notes to consolidated financial statements (unaudited) are an integral part of these statements.

See Glossary of Terms on pages 114–116 of this Form 10-Q for definitions of terms used throughout the Notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 – BASIS OF PRESENTATION
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States, with operations worldwide. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing and asset management. For a discussion of the Firm’s business segment information, see Note 24 on pages 108–111 of this Form 10-Q.
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
There are two different accounting frameworks applicable to SPEs: the qualifying SPE (“QSPE”) framework under SFAS 140; and the variable interest entity (“VIE”) framework under FIN 46R. The applicable framework depends on the nature of the entity and the Firm’s relation to that entity. The QSPE framework is applicable when an entity transfers (sells) financial assets to an SPE meeting certain criteria defined in SFAS 140. These criteria are designed to ensure that the activities of the entity are essentially predetermined at the inception of the vehicle and that the transferor of the financial assets cannot exercise control over the entity and the assets therein. Entities meeting these criteria are not consolidated by the transferor or other counterparties as long as they do not have the unilateral ability to liquidate or to cause the entity to no longer meet the QSPE criteria. The Firm primarily follows the QSPE model for securitizations of its residential and commercial mortgages, credit card loans and automobile loans. For further details, see Note 15 on pages 94–99 of this Form 10-Q.

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
FIN 46R requires a variable interest holder (i.e., a counterparty to a VIE) to consolidate the VIE if that party will absorb a majority of the expected losses of the VIE, receive the majority of the expected residual returns of the VIE, or both. This party is considered the primary beneficiary. In making this determination, the Firm thoroughly evaluates the VIE’s design, capital structure and relationships among variable interest holders. When the primary beneficiary cannot be identified through a qualitative analysis, the Firm performs a quantitative analysis, which computes and allocates expected losses or residual returns to variable interest holders. The allocation of expected cash flows in this analysis is based upon the relative contractual rights and preferences of each variable interest holder in the VIE’s capital structure. For further details, see Note 16 on pages 100–101 of this Form 10-Q.
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
All retained interests and significant transactions between the Firm, QSPEs and nonconsolidated VIEs are reflected on JPMorgan Chase’s Consolidated balance sheets and in the Notes to consolidated financial statements.
For a discussion of the accounting for Private equity investments, see Note 5 on pages 83–85 of this Form 10-Q.
Assets held for clients in an agency or fiduciary capacity by the Firm are not assets of JPMorgan Chase and are not included in the Consolidated balance sheets.
NOTE 2 – DISCONTINUED OPERATIONS
On October 1, 2006, JPMorgan Chase completed the acquisition of The Bank of New York’s consumer, small-business and middle-market banking businesses in exchange for selected corporate trust businesses plus a cash payment of $150 million. The Firm may also make a future payment to The Bank of New York of up to $50 million depending on certain new account openings. There was no income from discontinued operations during the first nine months of 2007. During the quarter and nine months ended September 30, 2006, Income from discontinued operations was $65 million and $175 million, respectively.
JPMorgan Chase provides certain transitional services to The Bank of New York for a defined period of time after the closing date. The Bank of New York compensates JPMorgan Chase for these transitional services.
The Bank of New York Mellon Corporation (BNYM) has informed the Firm of difficulties in locating certain documentation, including IRS Forms W-8 and W-9, related to certain accounts transferred to BNYM in connection with the Firm’s sale of its corporate trust business. The Firm could have liability to the IRS if it is determined that there was noncompliance with IRS tax reporting and withholding requirements, and to BNYM if it is determined that there was noncompliance with the sales agreements. The Firm is working with BNYM to locate and verify documents, and to obtain replacement documentation where necessary. The Firm and BNYM have jointly notified the IRS of the matter and are working cooperatively to address the issues and resolve any outstanding reporting and withholding issues with the IRS. Although the Firm currently does not expect that any amounts payable would be material, it is too early to precisely determine the extent of any potential liability relating to this matter.
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
The Firm chose early adoption for SFAS 157 effective January 1, 2007.

The Firm also chose early adoption for SFAS 159 effective January 1, 2007. SFAS 159 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments and written loan commitments not previously recorded at fair value. As a result of adopting SFAS 159, the Firm elected fair value accounting for certain assets and liabilities not previously carried at fair value. For more information, see Note 4 on pages 80–83 of this Form 10-Q
Determination of fair value
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
Loans and unfunded lending-related commitments
Where quoted market prices are not available, the fair value of loans and unfunded lending-related commitments is generally based upon observable market prices of similar instruments, including bonds, credit derivatives and loans with similar characteristics. If observable market prices are not available, fair value is based upon estimated cash flows adjusted for credit risk which are discounted using an interest rate appropriate for the maturity of the applicable loans or the unfunded commitments.
For loans that are expected to be securitized, fair value is estimated based upon observable pricing of asset-backed securities with similar collateral and incorporates adjustments (i.e., reductions) to these prices to account for securitization uncertainties including portfolio composition, market conditions and liquidity.
The Firm’s loans carried at fair value and included in Loans and Trading assets on the balance sheet are generally classified within level 2 of the valuation hierarchy; however, certain of the Firm’s loans, including purchased nonperforming loans, leveraged lending funded loans and unfunded commitments, and subprime loans are classified within level 3 due to the lack of observable pricing data.
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

For both MSRs and certain other retained interests in securitizations, the Firm compares its fair value estimates and assumptions to observable market data where available and to recent market activity and actual portfolio experience. For further discussion of the most significant assumptions used to value retained interests in securitizations and MSRs, as well as the applicable stress tests for those assumptions, see Note 15 on pages 94–99 and Note 17 on pages 101–103 of this Form 10-Q.
Private equity investments
The valuation of nonpublic Private equity investments, held primarily by the Private Equity business within Corporate, requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets. Private equity investments are valued initially based upon transaction price. The carrying values of private equity investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by senior investment managers. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies, changes in market outlook and the third-party financing environment. In determining valuation adjustments resulting from the investment review process, emphasis is placed on current company performance and market conditions. Nonpublic Private equity investments are included in level 3 of the valuation hierarchy.
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
Deposits, Other borrowed funds and Long-term debt
Included within Deposits, Other borrowed funds and Long-term debt are structured notes issued by the Firm that are financial instruments containing embedded derivatives. To estimate the fair value of structured notes, cash flows are evaluated taking into consideration any derivative features and are then discounted using the appropriate market rates for the applicable maturities. In addition, the valuation of structured notes includes an adjustment to reflect the credit quality of the Firm (i.e., the DVA). Where the inputs into the valuation are primarily based upon readily observable pricing information, the structured notes are classified within level 2 of the valuation hierarchy. Where significant inputs are unobservable, structured notes are classified within level 3 of the valuation hierarchy.
The following table presents the financial instruments carried at fair value as of September 30, 2007, by caption on the Consolidated balance sheet and by SFAS 157 valuation hierarchy (as described above).
Assets and liabilities measured at fair value on a recurring basis

			Internal models
		Internal models	with significant
	Quoted market	with significant	unobservable		Total carrying
	prices in active	observable market	market		value in the
	markets	parameters	parameters	FIN 39	Consolidated
September 30, 2007 (in millions)	(Level 1)	(Level 2)	(Level 3)	netting(e)	balance sheet

Federal funds sold and securities purchased under resale agreements	$—	$17,591	$—	$—	$17,591

Trading assets:
Debt and equity instruments(a)(b)	200,136	173,753	15,230	—	389,119
Derivative receivables	10,074	722,294	14,519	(682,295)	64,592

Total trading assets	210,210	896,047	29,749	(682,295)	453,711

Available-for-sale securities	85,850	11,712	97	—	97,659
Loans	—	9	6,119	—	6,128
Private equity investments(c)	94	486	6,254	—	6,834
Mortgage servicing rights	—	—	9,114	—	9,114
Other assets	10,812	804	2,542	—	14,158

Total assets at fair value	$306,966	$926,649	$53,875	$(682,295)	$605,195

Deposits	$—	$5,008	$1,095	$—	$6,103
Federal funds purchased and securities sold under repurchase agreements	—	6,421	—	—	6,421
Other borrowed funds	—	12,002	109	—	12,111
Trading liabilities:
Debt and equity instruments	64,097	16,175	476	—	80,748
Derivative payables	14,227	719,131	15,889	(680,821)	68,426

Total trading liabilities	78,324	735,306	16,365	(680,821)	149,174

Accounts payable, accrued expenses and other liabilities(d)	—	—	449	—	449
Beneficial interests issued by consolidated VIEs	—	2,903	24	—	2,927
Long-term debt	160	45,818	21,783	—	67,761

Total liabilities at fair value	$78,484	$807,458	$39,825	$(680,821)	$244,946

(a)	Included loans classified as Trading assets. For additional detail, see Note 6 on pages 85–86.
(b)	Included physical commodities inventories that are accounted for at the lower of cost or fair value.
(c)	Included within Private equity investments are public equity securities held within the Private Equity business.
(d)	Included within Accounts payable, accrued expenses and other liabilities is the fair value adjustment for unfunded lending-related commitments.
(e)
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

Changes in level three (3) fair value measurements
The tables below include a rollforward of the balance sheet amounts for the three and nine months ended September 30, 2007, (including the change in fair value), for financial instruments classified by the Firm within level 3 of the valuation hierarchy. When a determination is made to classify a financial instrument within level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the valuation hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs(a)
				Purchases,				Change in unrealized
				issuances				gains and (losses)
Three months ended	Fair value,	Total		and	Transfers in		Fair value,	related to financial
September 30, 2007	June 30,	realized/unrealized		settlements,	and/or out of		September 30,	instruments held at
(in millions)	2007	gains/(losses)		net	Level 3		2007	September 30, 2007

Assets:
Trading assets:
Debt and equity instruments	$10,951	$(60	)(b)(c)	$2,020	$2,319		$15,230	$(89	)(b)(c)

Available-for-sale securities	107	(5	)(d)	(5)	—		97	(5	)(d)
Loans	1,544	(81	)(b)	4,368	288		6,119	(88	)(b)

Private equity investments	6,143	876	(b)	(765)	—		6,254	294	(b)
Other assets	2,057	(12	)(e)	357	140		2,542	(6	)(e)

Liabilities:
Deposits	$(926)	$(31	)(b)	$(138)	$—		$(1,095)	$(38	)(b)
Other borrowed funds	—	(76)		(33)	—		(109)	(128)
Trading liabilities:
Debt and equity instruments	(243)	148	(b)	13	(394	)(f)	(476)	120	(b)
Net derivative payables	(1,677)	(729	)(b)	161	875		(1,370)	(166	)(b)

Accounts payable, accrued expenses and other liabilities	—	(449	)(b)	—	—		(449)	(449	)(b)
Beneficial interests issued by consolidated VIEs	(25)	—		1	—		(24)	—

Long-term debt	(20,307)	(512	)(b)	(955)	(9	)(f)	(21,783)	(735	)(b)

(a)	MSRs are classified within level 3 of the valuation hierarchy. For a rollforward of balance sheet amounts related to MSRs, see Note 17 on pages 101–103 of this Form 10-Q.
(b)	Reported in Principal transactions revenue.
(c)	Changes in fair value for Retail Financial Services mortgage loans originated with the intent to sell are measured at fair value under SFAS 159 and reported in Mortgage fees and related income.
(d)	Realized gains (losses) are reported in Securities gains (losses). Unrealized gains (losses) are reported in Accumulated other comprehensive income (loss).
(e)	Reported in Other income.
(f)	Represents a net transfer in of a liability balance.

	Fair value measurements using significant unobservable inputs(a)
				Purchases,				Change in unrealized
				issuances				gains and (losses)
Nine months ended	Fair value,	Total		and	Transfers in		Fair value,	related to financial
September 30, 2007	January 1,	realized/unrealized		settlements,	and/or out of		September 30,	instruments held at
(in millions)	2007	gains/(losses)		net	Level 3		2007	September 30, 2007

Assets:
Trading assets:
Debt and equity instruments	$9,320	$(233	)(b)(c)	$3,280	$2,863		$15,230	$(420	)(b)(c)

Available-for-sale securities	177	35	(d)	(22)	(93)		97	(8	)(d)
Loans	643	(55	)(b)	5,243	288		6,119	(68	)(b)

Private equity investments	5,536	3,312	(b)	(2,601)	7		6,254	1,118	(b)
Other assets	1,548	57	(e)	490	447		2,542	(4	)(e)

Liabilities:
Deposits	$(385)	$(12	)(b)	$(551)	$(147	)(f)	$(1,095)	$(10	)(b)
Other borrowed funds	—	(76)		(33)	—		(109)	(128)
Trading liabilities:
Debt and equity instruments	(32)	96	(b)	43	(583	)(f)	(476)	121	(b)
Net derivative payables	(2,800)	51	(b)	(371)	1,750		(1,370)	614	(b)

Accounts payable, accrued expenses and other liabilities	—	(449	)(b)	—	—		(449)	(449	)(b)
Beneficial interests issued by consolidated VIEs	(8)	6		1	(23	)(f)	(24)	—

Long-term debt	(11,386)	(1,205	)(b)	(6,441)	(2,751	)(f)	(21,783)	(667	)(b)

(a)	MSRs are classified within level 3 of the valuation hierarchy. For a rollforward of balance sheet amounts related to MSRs, see Note 17 on pages 101–103 of this Form 10-Q.
(b)	Reported in Principal transactions revenue.
(c)	Changes in fair value for Retail Financial Services mortgage loans originated with the intent to sell are measured at fair value under SFAS 159 and reported in Mortgage fees and related income.
(d)	Realized gains (losses) are reported in Securities gains (losses). Unrealized gains (losses) are reported in Accumulated other comprehensive income (loss).
(e)	Reported in Other income.
(f)	Represents a net transfer in of a liability balance.
Assets and liabilities measured at fair value on a nonrecurring basis
Certain assets, liabilities and unfunded lending-related commitments are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the financial instruments carried on the Consolidated balance sheet by caption and by level within the SFAS 157 valuation hierarchy (as described above) as of September 30, 2007, for which a nonrecurring change in fair value has been recorded during the nine months ended September 30, 2007.

			Internal models
		Internal models	with significant
	Quoted market	with significant	unobservable	Total carrying
	prices in active	observable market	market	value in the
September 30, 2007	markets	parameters	parameters	Consolidated
(in millions)	(Level 1)	(Level 2)	(Level 3)	balance sheet

Loans(a)	$—	$2,445	$15,142	$17,587
Other assets	—	230	114	344

Total assets at fair value on a nonrecurring basis	$—	$2,675	$15,256	$17,931

Accounts payable, accrued expenses and other liabilities	$—	$—	$462	$462	(b)

Total liabilities at fair value on a nonrecurring basis	$—	$—	$462	$462

(a)	Includes debt financing and other loan warehouses held-for-sale.
(b)	Represents the fair value adjustment associated with $15.0 billion of unfunded held-for-sale lending-related commitments.

Nonrecurring fair value changes
The following table presents the total change in value of financial instruments for which a fair value adjustment has been included in the Consolidated statements of income for the three and nine months ended September 30, 2007, related to financial instruments held at September 30, 2007.

September 30, 2007 (in millions)	Three months ended	Nine months ended

Loans	$(508)	$(565)
Other assets	(37)	(135)
Accounts payable, accrued expenses and other liabilities	(462)	(462)

Total nonrecurring fair value gains (losses)	$(1,007)	$(1,162)

Transition
In connection with the Firm’s adoption of SFAS 157, the Firm recorded the following:
•	A cumulative effect increase to Retained earnings of $287 million primarily related to the release of profit previously deferred in accordance with EITF 02-3;
•	An increase to revenue of $166 million ($103 million after-tax) related to the incorporation of the Firm’s creditworthiness in the valuation of liabilities recorded at fair value; and
•	An increase to revenue of $464 million ($288 million after-tax) related to nonpublic private equity investments.
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
The Firm’s fair value elections were intended to eliminate volatility in Net income that had been caused by measuring assets and liabilities on a different basis and to align the accounting with the Firm’s risk management practices for those financial instruments managed on a fair value basis. The following table provides detail regarding the Firm’s elections by balance sheet line as of January 1, 2007.

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

Elections
The following is a discussion of the primary financial instruments for which fair value elections were made and the basis for those elections:
Loans and unfunded lending-related commitments
The Firm elected to record, at fair value, certain loans and unfunded lending-related commitments that are extended as part of its principal investing activities. The transition amount related to the election to fair value these loans included a reversal of the Allowance for loan losses of $56 million. During the third quarter of 2007, the Firm elected the fair value option for newly originated bridge loans and bridge financing commitments and plans to make an election for such instruments going forward. These elections are being made to further align the accounting basis of the funded bridge loans and unfunded bridge financing commitments with the related risk management practices. These loans continue to be classified within Loans on the Consolidated balance sheet. The fair value of unfunded commitments is classified within Accounts payable, accrued expenses and other liabilities.
The Firm also elected to record certain Loans held-for-sale at fair value. These loans were reclassified to Trading assets – Debt and equity instruments. This election enabled the Firm to record loans purchased as part of the Investment Bank’s proprietary activities at fair value and discontinue SFAS 133 fair value hedge relationships for certain originated loans.
In addition, the Investment Bank (“IB”) elected to record loan originations and purchases entered into after January 1, 2007, as part of its securitization warehousing activities at fair value. Similarly, Retail Financial Services (“RFS”) elected to record prime mortgage loans originated with the intent to sell after January 1, 2007, at fair value. These elections were not made for loans existing on January 1, 2007, based upon the short holding period of the loans and/or the negligible impact of the elections. Warehouse loans elected to be reported at fair value are classified as Trading assets – Debt and equity instruments. For additional information regarding warehouse loans, see Note 15 on pages 94–99 of this Form 10-Q.
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
Structured Notes
IB issues structured notes as part of its client-driven activities. Structured notes are financial instruments that contain embedded derivatives and are included in Long-term debt. On January 1, 2007, the Firm elected to record at fair value all structured notes not previously elected or eligible for election under SFAS 155. As a result, all structured notes will be carried consistently on a fair-value basis. The election was made to mitigate the volatility due to the differences in the measurement basis for structured notes and the associated risk management arrangements and to eliminate the operational burdens of having different accounting models for the same type of financial instrument.

Changes in Fair Value under the Fair Value option election
The following tables present the changes in fair value included in the Consolidated statements of income for the three and nine months ended September 30, 2007, for items for which the fair value election was made.

		Mortgage
		fees and		Total changes
Three months ended September 30, 2007	Principal	related		in fair value
(in millions)	transactions(d)	income	Other income	recorded

Federal funds sold and securities purchased under resale agreements	$240	$—	$—	$240
Trading assets:
Debt and equity instruments, excluding loans	191	(11)	—	180
Loans reported as trading assets:
Changes in instrument specific credit risk(a)	(724)	(103)	—	(827)
Other changes in fair value	131	418	—	549
Loans
Changes in instrument-specific credit risk(a)	(100)	—	—	(100)
Other changes in fair value	15	—	—	15
Other assets	—	—	(40)	(40)

Deposits	(522)	—	—	(522)
Federal funds purchased and securities sold under repurchase agreements	(48)	—	—	(48)
Other borrowed funds	(159)	—	—	(159)
Trading liabilities	47	—	—	47
Accounts payable, accrued expenses and other liabilities	(449)	—	—	(449)
Beneficial interests issued by consolidated VIEs	(115)	—	—	(115)
Long-term debt:
Changes in instrument-specific credit risk(b)(c)	429	—	—	429
Other changes in fair value	(1,065)	—	—	(1,065)

		Mortgage
		fees and		Total changes
Nine months ended September 30, 2007	Principal	related		in fair value
(in millions)	transactions(d)	income	Other income	recorded

Federal funds sold and securities purchased under resale agreements	$240	$—	$—	$240
Trading assets:
Debt and equity instruments, excluding loans	467	4	—	471
Loans reported as trading assets:
Changes in instrument specific credit risk(a)	(150)	(104)	—	(254)
Other changes in fair value	147	601	—	748
Loans
Changes in instrument-specific credit risk(a)	(91)	—	—	(91)
Other changes in fair value	24	—	—	24
Other assets	—	—	28	28

Deposits	(562)	—	—	(562)
Federal funds purchased and securities sold under repurchase agreements	(24)	—	—	(24)
Other borrowed funds	(317)	—	—	(317)
Trading liabilities	(2)	—	—	(2)
Accounts payable, accrued expenses and other liabilities	(449)	—	—	(449)
Beneficial interests issued by consolidated VIEs	(184)	—	—	(184)
Long-term debt:
Changes in instrument-specific credit risk(b)(c)	562	—	—	562
Other changes in fair value	(2,313)	—	—	(2,313)

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

(b)
For Long-term debt, changes in value attributable to instrument–specific credit risk were derived principally from observable changes in the Firm’s credit spread. The gain for the three and nine months ended September 30, 2007, was attributable to the widening of the Firm's credit spread.

(c)
Total changes in instrument-specific credit risk related to structured notes was $454 million and $589 million for the three and nine months ended September 30, 2007, which includes adjustments for structured notes classified within Deposits and Other borrowed funds as well as Long-term debt.

(d)
Included in the amounts are gains and losses related to certain financial instruments previously carried at fair value by the Firm such as structured liabilities elected pursuant to SFAS 155 and loans purchased as part of IB trading activities.

The Firm’s fair value elections were intended to mitigate the volatility in earnings that had been created by recording financial instruments and the related risk management instruments on a different basis of accounting or to eliminate the operational complexities of applying hedge accounting. However, the profit and loss information presented above only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.
Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following tables reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of September 30, 2007, for Loans and Long-term debt for which the SFAS 159 fair value option has been elected. The loans were classified in Loans or Trading assets – debt and equity instruments.

			Fair value over
			(under) remaining
	Remaining aggregate		aggregate contractual
September 30, 2007	contractual principal		principal amount
(in millions)	amount outstanding	Fair value	outstanding

Loans
Performing loans 90 days or more past due
Loans	$—	$—	$—
Loans reported as Trading assets	—	—	—
Nonaccrual loans
Loans	15	5	(10)
Loans reported as Trading assets	2,922	987	(1,935)

Subtotal	2,937	992	(1,945)
All other performing loans
Loans	6,234	6,123	(111)
Loans reported as Trading assets	53,224	54,789	1,565

Total loans	$62,395	$61,904	$(491)

Long-term debt
Principal protected debt	$(20,772)	$(22,052)	$1,280
Nonprincipal protected debt(a)	NA	(45,709)	NA

Total Long-term debt	NA	$(67,761)	NA

FIN 46R long-term beneficial interests
Principal protected debt	$(10)	$(7)	$(3)
Nonprincipal protected debt(a)	NA	(2,826)	NA

Total FIN 46R long-term beneficial interests	NA	$(2,833)	NA

(a)	Balance not applicable as the return of principal is based upon performance of an underlying variable, and therefore may not occur in full.
At September 30, 2007, the fair value of unfunded lending-related commitments for which the fair value option was elected was a $449 million liability, which is included in Accounts payable, accrued expenses and other liabilities. The contractual amount of such commitments was $10.8 billion.
NOTE 5 – PRINCIPAL TRANSACTIONS
Principal transactions revenue consists of realized and unrealized gains and losses from trading activities (including physical commodities inventories that are accounted for at the lower of cost or fair value), changes in fair value associated with financial instruments held by the Investment Bank for which the SFAS 159 fair value option was elected, and loans held-for-sale within the wholesale lines of business. Principal transactions revenue also includes private equity gains and losses.
The following table presents Principal transactions revenue.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2007	2006	2007	2006

Trading revenue	$(548)	$2,514	$4,705	$7,148
Private equity gains	785	223	3,569	1,039

Total Principal transactions revenue	$237	$2,737	$8,274	$8,187

Trading assets and liabilities
Trading assets include debt and equity instruments held for trading purposes that JPMorgan Chase owns (“long” positions) and certain loans for which the Firm manages on a fair value basis and has elected the SFAS 159 fair value option. Trading liabilities include debt and equity instruments that the Firm has sold to other parties but does not own (“short” positions). The Firm is obligated to purchase instruments at a future date to cover the short positions. Included in Trading assets and Trading liabilities are the reported receivables (unrealized gains) and payables (unrealized losses) related to derivatives. Trading positions are carried at fair value on the Consolidated balance sheets. For a discussion of the valuation of Trading assets and Trading liabilities, see Note 3 on pages 73–80 of this Form 10-Q.
The following table presents the fair value of Trading assets and Trading liabilities for the dates indicated.

	September 30,	December 31,
(in millions)	2007	2006

Trading assets
Debt and equity instruments:
U.S. government and federal agency obligations	$25,175	$17,358
U.S. government-sponsored enterprise obligations	29,537	28,544
Obligations of state and political subdivisions	12,392	9,569
Certificates of deposit, bankers’ acceptances and commercial paper	7,934	8,204
Debt securities issued by non-U.S. governments	70,713	58,387
Corporate debt securities	48,995	62,064
Equity securities	95,366	86,862
Loans(a)	55,776	16,595
Other	43,231	22,554

Total debt and equity instruments	389,119	310,137

Derivative receivables(b)
Interest rate	28,714	28,932
Foreign exchange	6,052	4,260
Equity	10,752	6,246
Credit derivatives	10,664	5,732
Commodity	8,410	10,431

Total derivative receivables	64,592	55,601

Total trading assets	$453,711	$365,738

Trading liabilities
Debt and equity instruments(c)	$80,748	$90,488

Derivative payables(b)
Interest rate	20,792	22,738
Foreign exchange	8,956	4,820
Equity	23,168	16,579
Credit derivatives	9,538	6,003
Commodity	5,972	7,329

Total derivative payables	68,426	57,469

Total trading liabilities	$149,174	$147,957

(a)	The increase from December 31, 2006, is primarily related to loans for which the SFAS 159 fair value option has been elected.

(b)
Included in Trading assets and Trading liabilities are the reported receivables (unrealized gains) and payables (unrealized losses) related to derivatives. These amounts are reported net of cash received and paid of $25.9 billion and $24.4 billion, respectively, at September 30, 2007, and $23.0 billion and $18.8 billion, respectively, at December 31, 2006, under legally enforceable master netting agreements.

(c)	Primarily represents securities sold, not yet purchased.

Average Trading assets and liabilities were as follows for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2007	2006	2007	2006

Trading assets – debt and equity instruments	$396,622	$288,530	$374,603	$273,307
Trading assets – derivative receivables	64,821	55,419	61,801	55,942

Trading liabilities – debt and equity instruments(a)	$96,439	$103,303	$96,806	$104,877
Trading liabilities – derivative payables	65,467	54,928	61,742	57,052

(a)	Primarily represents securities sold, not yet purchased.
Private equity
The following table presents the carrying value and cost of the Private equity investment portfolio for the dates indicated.

	September 30, 2007		December 31, 2006
(in millions)	Carrying value	Cost	Carrying value	Cost

Total private equity investments	$6,929	$6,594	$6,359	$7,560

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
The following table presents the components of Investment banking fees.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2007	2006	2007	2006

Underwriting:
Equity	$267	$274	$1,169	$851
Debt	475	712	2,178	1,928

Total underwriting	742	986	3,347	2,779
Advisory	594	430	1,626	1,176

Total	$1,336	$1,416	$4,973	$3,955

Lending & deposit-related fees
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
Mortgage fees and related income
This revenue category primarily reflects Retail Financial Services’ mortgage banking revenue, including fees and income derived from mortgages originated with the intent to sell, mortgage sales and servicing; the impact of risk management activities associated with the mortgage pipeline, warehouse and MSRs; and revenues related to any residual interests held from mortgage securitizations. This revenue category also includes gains and losses on sales and lower of cost or fair value adjustments for mortgage loans held-for-sale, as well as changes in fair value for mortgage loans originated with the intent to sell and measured at fair value under SFAS 159. For loans measured at fair value under SFAS 159, origination costs are recognized in the associated expense category as incurred. Costs to originate Loans held-for-sale and accounted for at the lower of cost or fair value are deferred and recognized as a component of the gain or loss on sale. Net interest income from mortgage loans and securities gains and losses on AFS securities used in mortgage-related risk management activities are not included in Mortgage fees and related income. For a further discussion of MSRs, see Note 16 on pages 121–122 of the 2006 Annual Report and Note 17 on page 102 of this Form 10-Q.
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

NOTE 7 – INTEREST INCOME AND INTEREST EXPENSE
Details of Interest income and Interest expense were as follows.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2007	2006(b)	2007	2006(b)

Interest income(a)
Loans	$9,375	$8,604	$26,911	$24,132
Securities	1,332	1,084	3,965	2,919
Trading assets	5,133	2,788	13,133	7,985
Federal funds sold and securities purchased under resale agreements	1,629	1,442	4,936	3,859
Securities borrowed	1,242	887	3,498	2,457
Deposits with banks	508	352	901	1,006
Interests in purchased receivables	—	—	—	652

Total interest income	19,219	15,157	53,344	43,010
Interest expense(a)
Interest-bearing deposits	5,638	4,471	15,975	12,140
Short-term and other liabilities	4,301	3,794	12,463	10,279
Long-term debt	1,789	1,370	4,722	3,964
Beneficial interests issued by consolidated VIEs	165	143	425	1,077

Total interest expense	11,893	9,778	33,585	27,460

Net interest income	7,326	5,379	19,759	15,550
Provision for credit losses	1,785	812	4,322	2,136

Net interest income after provision for credit losses	$5,541	$4,567	$15,437	$13,414

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

	Defined benefit pension plans
	U.S.		Non-U.S.		OPEB plans
Three months ended September 30, (in millions)	2007	2006(b)	2007	2006	2007	2006

Components of net periodic benefit cost
Benefits earned during the period	$68	$70	$9	$7	$4	$2
Interest cost on benefit obligations	117	113	35	29	16	21
Expected return on plan assets	(178)	(173)	(37)	(30)	(23)	(23)
Amortization:
Net actuarial loss	—	3	14	11	—	9
Prior service cost (credit)	1	2	—	—	(4)	(5)
Curtailment loss	—	—	—	—	—	—
Settlement loss	—	—	—	—	—	—

Subtotal	8	15	21	17	(7)	4
Other defined benefit pension plans(a)	—	—	(6)	15	NA	NA

Total defined benefit pension and OPEB plans	8	15	15	32	(7)	4
Total defined contribution plans	63	60	47	48	NA	NA

Total pension and OPEB cost included in Compensation expense	$71	$75	$62	$80	$(7)	$4

	Defined benefit pension plans
	U.S.		Non-U.S.		OPEB plans
Nine months ended September 30, (in millions)	2007	2006(b)	2007	2006	2007	2006

Components of net periodic benefit cost
Benefits earned during the period	$198	$211	$27	$21	$7	$6
Interest cost on benefit obligations	351	338	106	85	56	59
Expected return on plan assets	(534)	(519)	(112)	(89)	(69)	(70)
Amortization:
Net actuarial loss	—	9	41	32	14	20
Prior service cost (credit)	3	4	—	—	(12)	(14)
Curtailment loss	—	—	—	1	—	—
Settlement loss	—	—	1	3	—	—

Subtotal	18	43	63	53	(4)	1
Other defined benefit pension plans(a)	1	2	25	42	NA	NA

Total defined benefit pension and OPEB plans	19	45	88	95	(4)	1
Total defined contribution plans	190	180	158	137	NA	NA

Total pension and OPEB cost included in Compensation expense	$209	$225	$246	$232	$(4)	$1

(a)	Includes various defined benefit pension plans, which are individually immaterial.

(b)
Revised primarily to incorporate amounts related to the U.S. defined benefit pension plans not subject to Title IV of the Employee Retirement Income Security Act of 1974 (e.g., Excess Retirement Plan).

The fair value of plan assets for the U.S. defined benefit pension and OPEB plans and material non-U.S. defined benefit pension plans was $11.6 billion and $2.9 billion, respectively, as of September 30, 2007, and $11.3 billion and $2.8 billion, respectively, as of December 31, 2006.
There will be no contributions in 2007 for the U.S. qualified defined benefit pension plan. The amount of 2007 potential contributions for U.S. non-qualified defined benefit pension plans is $36 million. The amount of 2007 potential contributions for non-U.S. defined benefit pension plans is $115 million and for OPEB plans is $3 million.
NOTE 9 – EMPLOYEE STOCK-BASED INCENTIVES
For a discussion of the accounting policies and other information relating to employee stock-based compensation, see Note 8 on pages 105–107 of JPMorgan Chase’s 2006 Annual Report.
Effective January 1, 2006, the Firm adopted SFAS 123R and all related interpretations using the modified prospective transition method. SFAS 123R requires that all share-based payments to employees, including employee stock options and stock-settled stock appreciation rights (“SARs”), be measured at their grant date fair values.
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
The Firm recognized noncash compensation expense related to its various employee stock-based incentives of $490 million and $545 million (including the total incremental impact of adopting SFAS 123R of $105 million) for the quarters ended September 30, 2007 and 2006, respectively, and $1.5 billion and $1.9 billion (including the total incremental impact of adopting SFAS 123R of $670 million) in the first nine months of 2007 and 2006, respectively, in its Consolidated statements of income. These amounts included an accrual for the estimated cost of stock awards to be granted to retirement-eligible employees of $123 million and $137 million for the quarters ended September 30, 2007 and 2006, respectively, and $380 million and $418 million in the first nine months of 2007 and 2006, respectively.
In the first quarter 2007, the Firm granted 44 million restricted stock units (“RSUs”) with a grant date fair value of $48.25 per RSU in connection with its annual incentive grant.

NOTE 10 – NONINTEREST EXPENSE
Merger costs
Costs associated with the Bank One Merger and the transaction with The Bank of New York Company, Inc. (“The Bank of New York”) are reflected in the merger costs caption of the Consolidated statements of income. For a further discussion of the transaction with The Bank of New York, see Note 2 on page 73 of this Form 10-Q. A summary of such costs is shown in the following table.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2007	2006	2007	2006

Expense category
Compensation	$—	$—	$1	$6
Occupancy	8	5	18	19
Technology and communications and other	51	40	149	177
Bank of New York transaction(a)	2	3	19	3

Total(b)	$61	$48	$187	$205

(a)	Represents Compensation and Technology and communications and other.
(b)	With the exception of occupancy-related write-offs, all of the costs in the table require the expenditure of cash.
The table below shows the change in the liability balance related to the costs associated with the Bank One Merger.

	Nine months ended September 30,
(in millions)	2007		2006(b)

Liability balance, beginning of period	$155		$311
Recorded as merger costs	168		202
Liability utilized	(196)		(338)

Liability balance, end of period	$127	(a)	$175

(a)	Excludes $23 million related to the Bank of New York transaction.
(b)	Prior periods have been revised to reflect the current presentation.
NOTE 11 – SECURITIES
For a discussion of accounting policies relating to Securities, see Note 10 on pages 108-111 of JPMorgan Chase’s 2006 Annual Report. The following table presents realized gains and losses from AFS securities.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2007	2006	2007	2006

Realized gains	$252	$93	$322	$243
Realized losses	(15)	(53)	(306)	(821)

Net realized Securities gains (losses)(a)	$237	$40	$16	$(578)

(a)	Proceeds from securities sold were within approximately 2% of amortized cost for the three and nine months ended September 30, 2007 and 2006.

The amortized cost and estimated fair value of AFS and held-to-maturity securities were as follows for the dates indicated.

	September 30, 2007				December 31, 2006
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(in millions)	cost	gains	losses	value	cost	gains	losses	value

Available-for-sale securities
U.S. government and federal agency obligations:
U.S. treasuries	$1,350	$—	$5	$1,345	$2,398	$—	$23	$2,375
Mortgage-backed securities	9	1	—	10	32	2	1	33
Agency obligations	75	7	—	82	78	8	—	86
U.S. government-sponsored enterprise obligations	75,016	133	580	74,569	75,434	334	460	75,308
Obligations of state and political subdivisions	508	2	4	506	637	17	4	650
Debt securities issued by non-U.S. governments	8,359	10	38	8,331	6,150	7	52	6,105
Corporate debt securities	3,254	1	5	3,250	611	1	3	609
Equity securities	4,188	56	3	4,241	3,689	125	1	3,813
Other(a)	5,297	42	14	5,325	2,890	50	2	2,938

Total available-for-sale securities	$98,056	$252	$649	$97,659	$91,919	$544	$546	$91,917

Held-to-maturity securities(b)
Total held-to-maturity securities	$47	$1	$—	$48	$58	$2	$—	$60

(a)	Primarily includes negotiable certificates of deposit.
(b)	Consists primarily of mortgage-backed securities issued by U.S. government-sponsored entities.
Included in the $649 million of gross unrealized losses on AFS securities at September 30, 2007, was $303 million of unrealized losses that have existed for a period greater than 12 months. These securities are predominately rated AAA and the unrealized losses are primarily due to overall increases in market interest rates and not concerns regarding the underlying credit of the issuers. The majority of the securities with unrealized losses aged greater than 12 months are obligations of U.S. government-sponsored enterprises and have a fair value at September 30, 2007, that is within 4% of their amortized cost basis.

NOTE 12 – SECURITIES FINANCING ACTIVITIES
For a discussion of accounting policies relating to securities financing activities, see Note 11 on page 111 of JPMorgan Chase’s 2006 Annual Report.
Resale agreements and repurchase agreements are generally treated as collateralized financing transactions carried on the Consolidated balance sheets at the amounts the securities will be subsequently sold or repurchased, plus accrued interest. On January 1, 2007, pursuant to the adoption of SFAS 159, the Firm elected fair value measurement for certain resale and repurchase agreements. For a further discussion of SFAS 159, see Note 4 on pages 80—83 of this Form 10-Q. These agreements continue to be reported within Securities purchased under resale agreements and Securities sold under repurchase agreements on the Consolidated balance sheets. Generally for agreements carried at fair value, current period interest accruals are recorded within Interest income and Interest expense with changes in fair value reported in Principal transactions revenue. However, for financial instruments containing embedded derivatives that would be separately accounted for in accordance with SFAS 133, all changes in fair value, including any interest elements, are reported in Principal transactions revenue. Where appropriate, resale and repurchase agreements with the same counterparty are reported on a net basis in accordance with FIN 41.
The following table details the components of securities financing activities at each of the dates indicated.

(in millions)	September 30, 2007	December 31, 2006

Securities purchased under resale agreements(a)	$133,237	$122,479
Securities borrowed	84,697	73,688

Securities sold under repurchase agreements(b)	$153,665	$143,253
Securities loaned	11,760	8,637

(a)	Includes resale agreements of $17.6 billion accounted for at fair value at September 30, 2007.
(b)	Includes repurchase agreements of $6.4 billion accounted for at fair value at September 30, 2007.
JPMorgan Chase pledges certain financial instruments it owns to collateralize repurchase agreements and other securities financings. Pledged securities that can be sold or repledged by the secured party are identified as financial instruments owned (pledged to various parties) on the Consolidated balance sheets.
At September 30, 2007, the Firm had received securities as collateral that could be repledged, delivered or otherwise used with a fair value of approximately $342.0 billion. This collateral was generally obtained under resale or securities borrowing agreements. Of these securities, approximately $321.4 billion were repledged, delivered or otherwise used, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales.
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
Loans within the held-for-investment portfolio that management decides to sell are transferred to the held-for-sale portfolio. Transfers to held-for-sale are recorded at the lower of cost or fair value on the date of transfer. Losses attributed to credit losses are charged off to the Allowance for loan losses and losses due to interest rates, or exchange rates, are recognized in Noninterest revenue.

The composition of the loan portfolio at each of the dates indicated was as follows.

	September 30,	December 31,
(in millions)	2007	2006

U.S. wholesale loans:
Commercial and industrial	$89,608	$77,788
Real estate	13,964	14,237
Financial institutions	16,310	14,103
Lease financing receivables	2,379	2,608
Other	4,082	9,950

Total U.S. wholesale loans	126,343	118,686

Non-U.S. wholesale loans:
Commercial and industrial	52,224	43,428
Real estate	2,679	1,146
Financial institutions	15,109	19,163
Lease financing receivables	1,248	1,174
Other	125	145

Total non-U.S. wholesale loans	71,385	65,056

Total wholesale loans:(a)
Commercial and industrial	141,832	121,216
Real estate(b)	16,643	15,383
Financial institutions	31,419	33,266
Lease financing receivables	3,627	3,782
Other	4,207	10,095

Total wholesale loans	197,728	183,742

Total consumer loans:(c)
Home equity	93,026	85,730
Mortgage	47,730	59,668
Auto loans and leases	40,871	41,009
Credit card receivables(d)	79,409	85,881
All other loans	27,556	27,097

Total consumer loans	288,592	299,385

Total loans(e)(f)	$486,320	$483,127

Memo:
Loans held-for-sale	$18,363	$55,251
Loans at fair value	6,128	NA

Total loans at fair value and loans held-for-sale	$24,491	$55,251

(a)	Includes the Investment Bank, Commercial Banking, Treasury & Securities Services and Asset Management.
(b)
Represents credits extended for real estate—related purposes to borrowers who are primarily in the real estate development or investment businesses and for which the primary repayment is from the sale, lease, management, operations or refinancing of the property.

(c)	Includes Retail Financial Services, Card Services and the Corporate segment.
(d)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.
(e)
Loans (other than those for which the SFAS 159 fair value option has been elected) are presented net of unearned income and net deferred loan fees of $1.0 billion and $1.3 billion at September 30, 2007, and December 31, 2006, respectively.

(f)
As a result of the adoption of SFAS 159, $23.3 billion of loans were transferred from loans held-for-sale to Trading assets and therefore, such loans are no longer included in loans at September 30, 2007.

The following table reflects information about the Firm’s loan sales.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2007	2006(b)	2007	2006(b)

Net (losses) gains on sales of loans (including lower of cost or fair value adjustments)(a)	$(403)	$275	$(40)	$504

(a)	Excludes sales related to loans accounted for at fair value.

(b)	Prior periods have been revised to reflect the current presentation.

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

	September 30,	December 31,
(in millions)	2007	2006

Impaired loans with an allowance	$650	$623
Impaired loans without an allowance(a)	16	66

Total impaired loans	$666	$689
Allowance for impaired loans under SFAS 114(b)	160	153

(a)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under SFAS 114.
(b)	The allowance for impaired loans under SFAS 114 is included in JPMorgan Chase’s Allowance for loan losses.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2007	2006	2007	2006

Average balance of impaired loans during the period	$674	$1,008	$622	$1,036
Interest income recognized on impaired loans during the period	—	—	—	—

NOTE 14 – ALLOWANCE FOR CREDIT LOSSES
For a further discussion of the Allowance for credit losses and the related accounting policies, see Note 13 on pages 113–114 of JPMorgan Chase’s 2006 Annual Report. The table below summarizes the changes in the Allowance for loan losses.

	Nine months ended September 30,
(in millions)	2007	2006

Allowance for loan losses at January 1	$7,279	$7,090
Cumulative effect of change in accounting principles(a)	(56)	—

Allowance for loan losses at January 1, adjusted	7,223	7,090
Gross charge-offs	(3,731)	(2,741)
Gross recoveries	622	629

Net charge-offs	(3,109)	(2,112)
Provision for loan losses	3,988	2,068
Other	11	10

Allowance for loan losses at September 30	$8,113	$7,056

Components:
Asset specific(b)	$123	$162
Formula-based(b)	7,990	6,894

Total Allowance for loan losses	$8,113	$7,056

(a)	Reflects the effect of the adoption of SFAS 159 at January 1, 2007. For a further discussion of SFAS 159, see Note 4 on pages 80–83 of this Form 10-Q.
(b)	Prior periods have been revised to reflect the current presentation.

The table below summarizes the changes in the Allowance for lending-related commitments.

	Nine months ended September 30,
(in millions)	2007	2006

Allowance for lending-related commitments at January 1	$524	$400
Provision for lending-related commitments	334	68

Allowance for lending-related commitments at September 30(a)	$858	$468

(a)
At September 30, 2007, includes $27 million of asset-specific and $831 million of formula-based allowance. At September 30, 2006, includes $40 million of asset-specific and $428 million of formula-based allowance.

NOTE 15 – LOAN SECURITIZATIONS
For a discussion of the accounting policies relating to loan securitizations, see Note 14 on pages 114–118 of JPMorgan Chase’s 2006 Annual Report. JPMorgan Chase securitizes and sells a variety of its consumer and wholesale loans, including warehouse loans that are classified in Trading assets. Consumer activities include securitizations of residential real estate, credit card, automobile and education loans that are originated or purchased by RFS and Card Services (“CS”). Wholesale activities include securitizations of purchased residential real estate loans and commercial loans (primarily real estate–related) originated by IB.
JPMorgan Chase–sponsored securitizations utilize SPEs as part of the securitization process. These SPEs are structured to meet the definition of a QSPE (as discussed in Note 1 on pages 72–73 of this Form 10-Q); accordingly, the assets and liabilities of securitization-related QSPEs are not reflected in the Firm’s Consolidated balance sheets (except for retained interests, as described below) but are included on the balance sheet of the QSPE purchasing the assets. Assets held by JPMorgan Chase-sponsored securitization-related QSPEs as of September 30, 2007, and December 31, 2006, were as follows:

(in billions)	September 30, 2007	December 31, 2006

Consumer activities
Credit card	$90.3	$86.4
Auto	2.7	4.9
Residential mortgage	62.0	40.7
Other loans(a)	1.2	—
Wholesale activities
Residential mortgage	35.1	43.8
Commercial and other(b)(c)	104.6	87.1

Total	$295.9	$262.9

(a)	Includes education loans securitized in the third quarter of 2007.
(b)	Cosponsored securitizations include non-JPMorgan Chase originated assets.
(c)	Commercial and other consists of commercial loans (primarily real estate) and non-mortgage consumer receivables purchased from third parties.

The following table summarizes new securitization transactions that were completed during the three and nine months ended September 30, 2007 and 2006; the resulting gains or losses arising from such securitizations; certain cash flows received from such securitizations; and the key economic assumptions used in measuring the retained interests (if any) other than residential MSRs (for a discussion of residential MSRs, see Note 17 on page 102 of this Form 10-Q) as of the dates of such sales.

	Three months ended September 30,
	2007									2006
	Consumer activities					Wholesale activities				Consumer activities			Wholesale activities
(in millions, except
rates and where	Credit		Residential		Other	Residential		Commercial		Credit		Residential	Residential	Commercial
otherwise noted)	card	Auto	mortgage		loans	mortgage		and other		card	Auto	mortgage	mortgage	and other

Principal securitized	$3,455	$—	$3,787		$1,168	$2,850		$3,868		$1,100	$1,182	$4,212	$8,352	$3,147
Pretax gains (losses)	29	—	2	(a)	51	(5	)(a)	—	(a)	7	—	7	33	24
Cash flow information:
Proceeds from securitizations	$3,455	$—	$3,762		$1,168	$2,775		$3,987		$1,100	$912	$4,206	$8,424	$3,253
Servicing fees collected	49	—	16		1	—		2		24	2	7	—	—
Other cash flows received	226	—	—		—	—		—		103	—	—	—	—
Proceeds from collections reinvested in revolving securitizations	37,588	—	—		—	—		—		38,270	—	—	—	—

Key assumptions (rates per annum):
Prepayment rate(b)	20.4%	—	—		1.0-8.0%	24.5-30.5%		—		22.2%	1.4%	23.8-24.6%	27.0-45.0%	1.8-8.3%
	PPR				CPR	CPR				PPR	ABS	CPR	CPR	CPR

Weighted-average life (in years)	0.4	—	—		9.1	1.3-5.2		—		0.4	1.9	3.6	1.5-2.8	1.5-2.2
Expected credit losses(c)	3.5%	—	—		—	0.8-2.0%		—		4.1%	0.3%	—	0.5-2.1%	0.1-9.0%
Discount rate	12.0%	—	—		9.0%	6.3-26.7%		—		12.0%	7.6%	8.4-11.2%	15.1-20.0%	1.3-5.2%

	Nine months ended September 30,
	2007						2006
	Consumer activities				Wholesale activities		Consumer activities			Wholesale activities
(in millions, except
rates and where	Credit		Residential	Other	Residential	Commercial	Credit		Residential	Residential	Commercial
otherwise noted)	card	Auto	mortgage	loans	mortgage	and other	card	Auto	mortgage	mortgage	and other

Principal securitized	$14,160	$—	$27,712	$1,168	$8,754	$11,735	$6,800	$2,405	$11,305	$24,061	$8,435
Pretax gains (losses)	116	—	71 (a)	51	2 (a)	— (a)	45	—	8	54	87
Cash flow information:
Proceeds from securitizations	$14,160	$—	$27,604	$1,168	$8,621	$11,958	$6,800	$1,745	$11,225	$24,236	$8,591
Servicing fees collected	100	—	34	1	—	5	56	3	11	—	—
Other cash flows received	458	—	—	—	—	—	268	—	—	—	—
Proceeds from collections reinvested in revolving securitizations	109,909	—	—	—	—	—	114,916	—	—	—	—

Key assumptions (rates per annum):
Prepayment rate(b)	20.4%	—	14.8-24.2%	1.0-8.0%	13.7-48.0%	0.0-8.0%	22.2%	1.4%	23.8-24.6%	27.0-45.0%	1.8-8.3%
	PPR		CPR	CPR	CPR	CPR	PPR	ABS	CPR	CPR	CPR

Weighted-average life (in years)	0.4	—	3.2-4.0	9.1	1.3-5.4	1.3-10.2	0.4	1.7	3.6	1.5-4.0	1.5-2.2
Expected credit losses(c)	3.5-3.8%	—	—	—	0.6-2.2%	0.0-1.0%	3.3-4.2%	0.5%	—	0.5-3.3%	0.1-9.0%
Discount rate	12.0%	—	5.8-13.8%	9.0%	6.3-26.7%	10.0-14.0%	12.0%	7.7%	8.4-11.2%	14.5-26.2%	1.3-5.2%

(a)
As of January 1, 2007, the Firm adopted the fair value election for the IB warehouse and a portion of the RFS mortgage warehouse. The carrying value of these loans accounted for at fair value approximates the proceeds received from securitization.

(b)	PPR: principal payment rate; CPR: constant prepayment rate; ABS: absolute prepayment speed.
(c)	Expected credit losses for prime residential mortgage, other consumer and certain wholesale securitizations are minimal and are incorporated into other assumptions.
In addition to the amounts reported for securitization activity on the previous page, the Firm sold residential mortgage loans totaling $21.5 billion and $13.3 billion during the three months ended September 30, 2007 and 2006, respectively, primarily for securitization by GNMA, FNMA and Freddie Mac. These sales resulted in pretax (losses) gains of $(20) million and $53 million, respectively. During the first nine months of 2007 and 2006, JPMorgan Chase sold residential mortgage loans totaling $57.3 billion and $40.4 billion, respectively, primarily for securitization by GNMA, FNMA and Freddie Mac. These sales resulted in pretax gains of $67 million and $223 million, respectively.
Retained securitization interests
At both September 30, 2007, and December 31, 2006, the Firm had, with respect to its credit card master trusts, $17.7 billion and $19.3 billion, respectively, related to undivided interests, and $3.0 billion and $2.5 billion, respectively, related to subordinated interests in accrued interest and fees on the securitized receivables, net of an allowance for uncollectible amounts. Credit card securitization trusts require the Firm to maintain a minimum undivided interest of 4% to 12% of the principal receivables in the trusts. The Firm maintained an average undivided interest in principal receivables in the trusts of approximately 18% for the nine months ended September 30, 2007, and 21% for the year ended December 31, 2006.
The Firm also maintains escrow accounts up to predetermined limits for some credit card, automobile and education securitizations to cover the unlikely event of deficiencies in cash flows owed to investors. The amounts available in such escrow accounts are recorded in Other assets and, as of September 30, 2007, amounted to $108 million, $29 million and $3 million for credit card, automobile and education securitizations, respectively; as of December 31, 2006, these amounts were $153 million and $56 million for credit card and automobile securitizations, respectively.

The following table summarizes other retained securitization interests, which are primarily subordinated or residual interests, and are carried at fair value on the Firm’s Consolidated balance sheets.

(in millions)	September 30, 2007	December 31, 2006

Consumer activities
Credit card(a)(b)	$867	$833
Auto(a)(c)	100	168
Residential mortgage(a)	155	155
Other loans	54	—
Wholesale activities(d)(e)
Residential mortgages	724	1,032
Commercial and other	46	117

Total(f)	$1,946	$2,305

(a)
Pretax unrealized gains/(losses) recorded in Stockholders’ equity that relate to retained securitization interests on consumer activities totaled $(7) million and $3 million for credit card; $3 million and $4 million for automobile and $41 million and $51 million for residential mortgage at September 30, 2007, and December 31, 2006, respectively.

(b)
The credit card retained interest amount noted above includes subordinated securities retained by the Firm totaling $291 million and $301 million at September 30, 2007, and December 31, 2006, respectively that are classified as AFS securities. The securities are valued using quoted market prices and therefore are not included in the key economic assumptions and sensitivities table that follows.

(c)
In addition to the automobile retained interest amounts noted above, the Firm did not have any retained senior securities at September 30, 2007, but did have $188 million at December 31, 2006, that are classified as AFS securities. These securities are valued using quoted market prices and therefore are not included in the key economic assumption and sensitivities table that follows.

(d)
In addition to the wholesale retained interest amounts noted above, the Firm also retained subordinated securities totaling $25 million at September 30, 2007, and $23 million at December 31, 2006, respectively, predominately from resecuritizations activities that are classified as Trading assets. These securities are valued using quoted market prices and therefore are not included in the key assumptions and sensitivities table that follows.

(e)	Some consumer activities securitization interests are retained by the Investment Bank and reported under Wholesale activities.
(f)
In addition to the retained interests described above, the Firm also held investment-grade interests of $9.9 billion and $3.1 billion at September 30, 2007, and December 31, 2006, respectively, that the Firm expected to sell to investors in the normal course of its underwriting activity or that were purchased in connection with secondary market-making activities.

The table below outlines the key economic assumptions used to determine the fair value of the Firm’s retained interests other than residential MSRs (for a discussion of residential MSRs, see Note 17 on page 102 of this Form 10-Q) in its securitizations at September 30, 2007, and December 31, 2006, respectively; and it outlines the sensitivities of those fair values to immediate 10% and 20% adverse changes in those assumptions.

	Consumer activities					Wholesale activities
September 30, 2007
(in millions, except rates and			Residential		Other	Residential	Commercial
where otherwise noted)	Credit card	Auto	mortgage		loans	mortgage	and other

Weighted-average life (in years)	0.4-0.5	0.9	1.2-3.6		9.1	2.9-28.4	0.4-5.3

Prepayment rate(a)	16.4-20.4%	1.3%	19.4-38.8%		1.0-8.0%	22.0-30.2%	10.5-50.0	%(d)
	PPR	ABS	CPR		CPR	CPR	CPR
Impact of 10% adverse change	$(56)	$(1)	$(5)		$(1)	$(75)	$(1)
Impact of 20% adverse change	(113)	(1)	(10)		(2)	(137)	(2)

Loss assumption(b)	3.3-4.2%	0.6%	0.0-1.2%		—	0.6-7.1%	0.8%
Impact of 10% adverse change	$(96)	$(2)	$(3)		$—	$(92)	$(1)
Impact of 20% adverse change	(191)	(4)	(6)		—	(169)	(2)

Discount rate	12.0%	7.3%	13.4-30.0	%(c)	9.0%	15.5-21.0%	1.0-15.7%
Impact of 10% adverse change	$(2)	$(1)	$(4)		$(2)	$(39)	$—
Impact of 20% adverse change	(3)	(1)	(8)		(5)	(75)	(1)

	Consumer activities				Wholesale activities
December 31, 2006
(in millions, except rates and			Residential		Residential	Commercial
where otherwise noted)	Credit card	Auto	mortgage		mortgage	and other

Weighted-average life (in years)	0.4-0.5	1.1	0.2-3.4		1.9-2.5	0.2-5.9

Prepayment rate(a)	17.5-20.4%	1.4%	19.3-41.8%		10.0-42.9%	0.0-50.0	%(d)
	PPR	ABS	CPR		CPR	CPR
Impact of 10% adverse change	$(52)	$(1)	$(4)		$(44)	$(1)
Impact of 20% adverse change	(104)	(3)	(7)		(62)	(2)

Loss assumption	3.5-4.1%	0.7%	0.0-5.1	%(b)	0.1-2.2%	0.0-1.3%
Impact of 10% adverse change	$(87)	$(4)	$(4)		$(45)	$(1)
Impact of 20% adverse change	(175)	(7)	(8)		(89)	(1)
Discount rate	12.0%	7.6%	8.4-30.0	%(c)	16.0-20.0%	0.5-14.0%
Impact of 10% adverse change	$(2)	$(1)	$(3)		$(25)	$(1)
Impact of 20% adverse change	(3)	(2)	(7)		(48)	(2)

(a)	PPR: principal payment rate; ABS: absolute prepayment speed; CPR: Constant prepayment rate.
(b)	Expected credit losses for prime residential mortgage and other consumer are minimal and are incorporated into other assumptions.
(c)	Residual interests retained from subprime mortgage Net Interest Margin (“NIM”) securitizations are valued using a 30% discount rate.
(d)	Prepayment risk on certain wholesale retained interests for commercial and other are minimal and are incorporated into other assumptions.
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

The table below presents information about delinquencies, net charge-offs (recoveries) and components of reported and securitized financial assets at September 30, 2007, and December 31, 2006 (see footnote (c) below).

			Nonaccrual and 90 days
	Total Loans		or more past due(d)				Net loan charge-offs
							Three months ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	Sept. 30, 2007	Dec. 31, 2006	Sept. 30, 2007		Dec. 31, 2006		2007	2006	2007	2006

Home equity	$93,026	$85,730	$576		$454		$150	$29	$316	$92
Mortgage	47,730	59,668	1,224		769		49	14	102	35
Auto loans and leases	40,871	41,009	92		132		99	65	221	161
Credit card receivables	79,409	85,881	1,305		1,344		785	673	2,247	1,800
All other loans	27,556	27,097	336		322		56	20	176	74

Total consumer loans	288,592	299,385	3,533	(e)	3,021	(e)	1,139	801	3,062	2,162
Total wholesale loans	197,728	183,742	464		420		82	(11)	47	(50)

Total loans reported	486,320	483,127	3,997		3,441		1,221	790	3,109	2,112

Securitized consumer loans:
Residential mortgage(a)	10,599	7,995	193		191		10	12	35	43
Auto	2,688	4,878	6		10		3	4	10	11
Credit card	69,643	66,950	935		962		578	607	1,761	1,617
Other loans	1,158	—	—		—		—	—	—	—

Total consumer loans securitized	84,088	79,823	1,134		1,163		591	623	1,806	1,671
Securitized wholesale activities:

Residential mortgage(a)	22,000	27,275	2,303		544		117	3	228	3
Commercial and other	3,468	13,756	49		6		2	—	9	—

Total securitized wholesale activities	25,468	41,031	2,352		550		119	3	237	3

Total loans securitized(b)	109,556	120,854	3,486		1,713		710	626	2,043	1,674

Total loans reported and securitized(c)	$595,876	$603,981	$7,483		$5,154		$1,931	$1,416	$5,152	$3,786

(a)	Includes $15.8 billion and $18.6 billion of outstanding principal balances on securitized subprime 1–4 family residential mortgage loans as of September 30, 2007, and December 31, 2006, respectively.
(b)
Total assets held in securitization-related SPEs were $295.9 billion and $262.9 billion at September 30, 2007, and December 31, 2006, respectively. The $109.6 billion and $120.9 billion of loans securitized at September 30, 2007, and December 31, 2006, respectively, excludes $165.5 billion and $122.5 billion of securitized loans, respectively, in which the Firm’s only continuing involvement is the servicing of the assets; $17.7 billion and $19.3 billion of seller’s interests in credit card master trusts, respectively; and $3.1 billion and $256 million of escrow accounts and other assets, respectively.

(c)	Represents both loans on the Consolidated balance sheets and loans that have been securitized, but excludes loans for which the Firm’s only continuing involvement is servicing of the assets.
(d)	Includes nonperforming loans held-for-sale of $75 million and $120 million at September 30, 2007, and December 31, 2006, respectively.
(e)
Excludes nonperforming assets related to (i) loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by U.S. government agencies of $1.3 billion at September 30, 2007, and $1.2 billion at December 31, 2006; and (ii) education loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program of $241 million and $219 million at September 30, 2007, and December 31, 2006, respectively. These amounts for GNMA and education loans are excluded, as reimbursement is proceeding normally.

NOTE 16 – VARIABLE INTEREST ENTITIES
Refer to Note 1 on page 94 and Note 15 on pages 118–120 of JPMorgan Chase’s 2006 Annual Report for a further description of JPMorgan Chase’s policies regarding consolidation of VIEs as well as the utilization of VIEs by the Firm.
Multi-seller conduits
The following table summarizes the Firm’s involvement with Firm-administered multi-seller conduits.

	Consolidated		Nonconsolidated		Total
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
(in billions)	2007	2006	2007	2006	2007	2006

Total commercial paper issued by conduits	$—	$3.4	$65.9	$44.1	$65.9	$47.5
Commitments
Asset-purchase agreements	$—	$0.5	$90.9	$66.0	$90.9	$66.5
Program-wide liquidity commitments	—	1.0	4.0	4.0	4.0	5.0
Program-wide limited credit enhancements	—	—	2.6	1.6	2.6	1.6

Maximum exposure to loss(a)	$—	$1.0	$96.1	$67.0	$96.1	$68.0

(a)
The Firm’s maximum exposure to loss is limited to the amount of drawn commitments (i.e., sellers’ assets held by the multi-seller conduits for which the Firm provides liquidity support) of $65.0 billion and $43.9 billion at September 30, 2007, and December 31, 2006, respectively, plus contractual but undrawn commitments of $31.1 billion and $24.1 billion at September 30, 2007, and December 31, 2006, respectively. Since the Firm provides credit enhancement and liquidity to Firm-administered multi-seller conduits, the maximum exposure is not adjusted to exclude exposure that would be absorbed by third-party liquidity providers.

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
Client intermediation
Assets held by credit-linked and municipal bond vehicles at September 30, 2007, and December 31, 2006, were as follows.

(in billions)	September 30, 2007	December 31, 2006

Credit-linked note vehicles(a)	$22.9	$20.2
Municipal bond vehicles(b)	25.1	16.9

(a)
Assets of $2.1 billion and $1.8 billion reported in the table above were recorded on the Firm’s Consolidated balance sheets at September 30, 2007, and December 31, 2006, respectively, due to contractual relationships held by the Firm that relate to collateral held by the VIE.

(b)
Total amounts consolidated due to the Firm owning residual interests were $6.8 billion and $4.7 billion at September 30, 2007, and December 31, 2006, respectively, and are reported in the table. Total liquidity commitments were $17.5 billion and $10.2 billion at September 30, 2007, and December 31, 2006, respectively. The Firm’s maximum credit exposure to all municipal bond vehicles was $24.3 billion and $14.9 billion at September 30, 2007, and December 31, 2006, respectively.

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

Consolidated VIE assets
The following table summarizes the Firm’s total consolidated VIE assets, by classification, on the Consolidated balance sheets, as of September 30, 2007, and December 31, 2006.

(in billions)	September 30, 2007	December 31, 2006

Consolidated VIE assets(a)
Securities purchased under resale agreements(b)	$0.1	$8.0
Trading assets(c)	14.8	9.8
Investment securities	—	0.2
Loans	7.3	15.9
Other assets	3.3	2.9

Total consolidated assets	$25.5	$36.8

(a)
The Firm held $3.5 billion of assets at December 31, 2006, primarily as a seller’s interest, in certain consumer securitizations in a segregated entity, as part of a two-step securitization transaction. The segregated entity was terminated in the beginning of 2007. This interest is included in the securitization activities disclosed in Note 15 on pages 94–99 of this Form 10-Q.

(b)	Includes activity conducted by the Firm in a principal capacity, primarily in IB.
(c)	Includes the fair value of securities and derivative receivables.
The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item titled, “Beneficial interests issued by consolidated variable interest entities” on the Consolidated balance sheets. The holders of these beneficial interests do not have recourse to the general credit of JPMorgan Chase. See Note 19 on page 124 of JPMorgan Chase’s 2006 Annual Report for the maturity profile of FIN 46R long-term beneficial interests.
NOTE 17 – GOODWILL AND OTHER INTANGIBLE ASSETS
For a discussion of accounting policies related to Goodwill and Other intangible assets, see Note 16 on pages 121–123 of JPMorgan Chase’s 2006 Annual Report.
Goodwill and other intangible assets consist of the following.

(in millions)	September 30, 2007	December 31, 2006

Goodwill	$45,335	$45,186
Mortgage servicing rights	9,114	7,546
Purchased credit card relationships	2,427	2,935

All other intangibles:
Other credit card–related intangibles	$349	$302
Core deposit intangibles	2,202	2,623
Other intangibles	1,408	1,446

Total All other intangible assets	$3,959	$4,371

Goodwill
Goodwill arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts assigned to assets acquired and liabilities assumed. The increase in Goodwill primarily resulted from certain acquisitions by Treasury & Securities Services (“TSS”) and CS, and currency-translation adjustments on the Sears Canada credit card acquisition. These factors were partially offset by a reduction in Goodwill from the adoption of FIN 48, as well as adjustments for tax-related purchase accounting adjustments associated with the Bank One merger. For a discussion of the impact from adopting FIN 48, see Note 20 on page 105 of this Form 10-Q.
Goodwill was not impaired at September 30, 2007, or December 31, 2006, nor was any goodwill written off due to impairment during the nine months ended September 30, 2007 and 2006.
Goodwill attributed to the business segments was as follows:

(in millions)	September 30, 2007	December 31, 2006

Investment Bank	$3,585	$3,526
Retail Financial Services	16,878	16,955
Card Services	12,819	12,712
Commercial Banking	2,880	2,901
Treasury & Securities Services	1,674	1,605
Asset Management	7,122	7,110
Corporate (Private Equity)	377	377

Total Goodwill	$45,335	$45,186

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
The following table summarizes MSR activity, for the three and nine months ended September 30, 2007 and 2006.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2007	2006	2007	2006

Balance at beginning of period after valuation allowance	$9,499	$8,247	$7,546	$6,452
Cumulative effect of change in accounting principle	—	—	—	230

Fair value at beginning of period	9,499	8,247	7,546	6,682
Originations of MSRs	512	359	1,780	1,113
Purchase of MSRs	290	174	676	524

Total additions	802	533	2,456	1,637
Change in valuation due to inputs and assumptions(a)	(810)	(1,075)	250	127
Other changes in fair value(b)	(377)	(327)	(1,138)	(1,068)

Total change in fair value	(1,187)	(1,402)	(888)	(941)

Fair value at September 30	$9,114	$7,378	$9,114	$7,378

Change in unrealized (losses) gains included in income related to MSRs held at September 30, 2007	$(810)	NA	$250	NA

Contractual service fees, late fees and other ancillary fees included in Mortgage fees and related income	$579	$513	$1,694	$1,497

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

The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at September 30, 2007 and December 31, 2006, respectively; and it outlines the sensitivities of those fair values to immediate 10% and 20% adverse changes in those assumptions.

(in millions, except rates and where otherwise noted)	September 30, 2007	December 31, 2006

Weighted-average prepayment speed assumption (CPR)	12.18%	17.02%
Impact on fair value of 10% adverse change	$(460)	$(381)
Impact on fair value of 20% adverse change	(882)	(726)

Weighted-average discount rate	9.85%	9.32%
Impact on fair value of 10% adverse change	$(342)	$(254)
Impact on fair value of 20% adverse change	(660)	(491)

Third-party Mortgage loans serviced (in billions)	$600.0	$526.7

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

Purchased credit card relationships and All other intangible assets
For the nine months ended September 30, 2007, Purchased credit card relationships and All other intangibles decreased by $508 million and $412 million, respectively, primarily as a result of amortization expense.
Except for $513 million of indefinite-lived intangibles related to asset management advisory contracts which are not amortized, but instead are tested for impairment at least annually, the remainder of the Firm’s other acquired intangible assets are subject to amortization.
The components of credit card relationships, core deposits and other intangible assets were as follows.

	September 30, 2007				December 31, 2006
				Net				Net
	Gross	Accumulated		carrying	Gross	Accumulated		carrying
(in millions)	amount	amortization		value	amount	amortization		value

Purchased credit card relationships	$5,749	$3,322		$2,427	$5,716	$2,781		$2,935
All other intangibles:
Other credit card–related intangibles	$421	$72		$349	$367	$65		$302
Core deposit intangibles	4,280	2,078		2,202	4,283	1,660		2,623
Other intangibles	2,019	611	(a)	1,408	1,961	515	(a)	1,446

(a)
Includes amortization expense related to servicing assets on securitized automobile loans, which is recorded in Lending & deposit-related fees, of $2 million and $3 million for the three months ended September 30, 2007 and 2006, respectively, and $7 million and $8 million for the nine months ended September 30, 2007 and 2006, respectively.

Amortization expense	Three months ended September 30,		Nine months ended September 30,
(in millions)	2007	2006	2007	2006

Purchased credit card relationships	$177	$178	$541	$549
All other intangibles:
Other credit card–related intangibles	2	2	7	4
Core deposit intangibles	138	136	418	411
Other intangibles	32	30	89	94

Total amortization expense	$349	$346	$1,055	$1,058

Future amortization expense
The following table presents estimated amortization expenses related to credit card relationships, core deposits and All other intangible assets at September 30, 2007.

	Purchased	Other credit	Core
	credit card	card–related	deposit	Other
For the year: (in millions)	relationships	intangibles	intangibles	intangibles	Total

2007(a)	$709	$11	$555	$116	$1,391
2008	597	22	479	109	1,207
2009	427	27	397	101	952
2010	347	34	336	86	803
2011	287	38	293	76	694

(a)
Includes $541 million, $7 million, $418 million and $89 million of amortization expense related to purchased credit card relationships, other credit card-related intangibles, core deposit intangibles and other intangibles, respectively, recognized during the first nine months of 2007.

NOTE 18 – EARNINGS PER SHARE
For a discussion of the computation of basic and diluted earnings per share (“EPS”), see Note 22 on page 126 of JPMorgan Chase’s 2006 Annual Report. The following table presents the calculation of basic and diluted EPS for the three and nine months ended September 30, 2007 and 2006.

	Three months ended September 30,				Nine months ended September 30,
(in millions, except per share amounts)	2007		2006		2007		2006

Basic earnings per share
Income from continuing operations	$3,373		$3,232		$12,394		$9,743
Discontinued operations	—		65		—		175

Net income	$3,373		3,297		$12,394		9,918
Less: preferred stock dividends	—		—		—		4

Net income applicable to common stock	$3,373		$3,297		$12,394		$9,914
Weighted-average basic shares outstanding	3,376	#	3,469	#	3,416	#	3,472	#

Income from continuing operations per share	$1.00		$0.93		$3.63		$2.81
Discontinued operations per share	—		0.02		—		0.05

Net income per share	$1.00		$0.95		$3.63		$2.86

Diluted earnings per share
Net income applicable to common stock	$3,373		$3,297		$12,394		$9,914

Weighted-average basic shares outstanding	3,376	#	3,469	#	3,416	#	3,472	#
Add: Employee restricted stock, RSUs, stock options and SARs	102		105		104		100

Weighted-average diluted shares outstanding(a)	3,478		3,574		3,520		3,572

Income from continuing operations per share	$0.97		$0.90		$3.52		$2.73
Discontinued operations per share	—		0.02		—		0.05

Net income per share	$0.97		$0.92		$3.52		$2.78

(a)
Options issued under employee benefit plans to purchase 147 million and 143 million shares of common stock were outstanding for the three months ended September 30, 2007 and 2006, respectively, and 119 million and 151 million year-to-date 2007 and 2006, respectively, but were not included in the computation of diluted EPS because the options were antidilutive.

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

							Net actuarial loss
							and prior service
							costs (credit) of
Nine months ended	Unrealized		Translation		Cash		defined benefit	Accumulated other
September 30, 2007	gains (losses)		adjustments,		flow		pension and	comprehensive
(in millions)	on AFS securities(a)		net of hedges		hedges		OPEB plans(e)	income (loss)

Balance at January 1, 2007	$29		$5		$(489)		$(1,102)	$(1,557)
Cumulative effect of changes in accounting principles (SFAS 159)	(1)		—		—		—	(1)

Balance at January 1, 2007, adjusted	28		5		(489)		(1,102)	(1,558)
Net change	(246	)(b)	25	(c)	(173	)(d)	122 (f)	(272)

Balance at September 30, 2007	$(218)		$30		$(662)		$(980)	$(1,830)

						Net actuarial loss
						and prior service
						costs (credit) of
	Unrealized	Translation		Cash		defined benefit	Accumulated other
Nine months ended	gains (losses)	adjustments,		flow		pension and	comprehensive
September 30, 2006 (in millions)	on AFS securities(a)	net of hedges		hedges		OPEB plans(e)	income (loss)

Balance at January 1, 2006	$(224)	$(8)		$(394)		$ NA	$(626)
Net change	166 (b)	(2	)(c)	(64	)(d)	NA	100

Balance at September 30, 2006	$(58)	$(10)		$(458)		$ NA	$(526)

(a)	Represents the after-tax difference between the fair value and amortized cost of the AFS securities portfolio and retained interests in securitizations recorded in Other assets.
(b)
The net change, for the nine months ended September 30, 2007, was due primarily to higher interest rates. The net change, for the nine months ended September 30, 2006, was due primarily to sales of investment securities, partially offset by higher interest rates.

(c)
September 30, 2007 and 2006, included $402 million and $190 million, respectively, of after-tax gains (losses) on foreign currency translation from operations for which the functional currency is other than the U.S. dollar, partially offset by $(377) million and $(192) million, respectively, of after-tax gains (losses) on hedges.

(d)
The net change, for the nine months ended September 30, 2007, included $147 million of after-tax losses recognized in income and $320 million of after-tax losses representing the net change in derivative fair value that was reported in Comprehensive income. The net change for the nine months ended September 30, 2006, included $26 million of after-tax losses recognized in income and $90 million of after-tax losses representing the net change in derivative fair value that was reported in Comprehensive income.

(e)	For further discussion of SFAS 158, see Note 7 on pages 100–105 of JPMorgan Chase’s 2006 Annual Report.
(f)
The net change for the nine months ended September 30, 2007, represents the true-up adjustments, net of tax, based upon the final 2006 actuarial valuation for the U.S. defined benefit pension plan, the January 1, 2007, actuarial valuation for the U.S. OPEB plan, and the amortization of net actuarial loss and prior service cost (credit), net of tax, into net periodic benefit cost.

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
At January 1, 2007, JPMorgan Chase’s liability for unrecognized tax benefits, excluding related interest expense and penalties, was $4.7 billion of which $1.0 billion, if recognized, would reduce the effective tax rate. As JPMorgan Chase is presently under audit by a number of tax authorities, it is reasonably possible that unrecognized tax benefits could change significantly over the next twelve months. JPMorgan Chase does not expect that any such changes would have a material impact on its effective tax rate over the next twelve months.
The Firm recognizes interest expense and penalties related to income tax liabilities in Income tax expense. Included in Accounts payable, accrued expenses and other liabilities at January 1, 2007, in addition to the Firm’s liability for unrecognized tax benefits, was $1.3 billion for income tax-related interest and penalties, of which the penalty component was not material. Accrued income tax-related interest and penalties increased to $1.6 billion at September 30, 2007, due to the continuing outstanding status of the unrecognized tax benefit liability, the penalty component of which remains immaterial.
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

NOTE 21 – COMMITMENTS AND CONTINGENCIES
Litigation reserve
The Firm maintains litigation reserves for certain of its outstanding litigation. In accordance with the provisions of SFAS 5, JPMorgan Chase accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. While the outcome of litigation is inherently uncertain, management believes, in light of all information known to it at September 30, 2007, the Firm’s litigation reserves were adequate at such date. Management reviews litigation reserves periodically, and the reserves may be increased or decreased in the future to reflect further litigation developments. The Firm believes it has meritorious defenses to claims asserted against it in its currently outstanding litigation and, with respect to such litigation, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of stockholders.
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2007	2006	2007	2006

Fair value hedge ineffective net gains(a)	$5	$91	$49	$32
Cash flow hedge ineffective net gains(a)	7	—	12	4
Cash flow hedging net gains on forecasted
transactions that failed to occur(b)	2	—	2	—

(a)	Includes ineffectiveness and the components of hedging instruments that have been excluded from the assessment of hedge effectiveness.
(b)	In the third quarter of 2007, the Firm did not issue short-term fixed rate Canadian Dollar denominated notes due to the weak credit market for Canadian short-term debt.
Over the next 12 months, it is expected that $147 million (after-tax) of net losses recorded in Accumulated other comprehensive income (loss) at September 30, 2007, will be recognized in earnings. The maximum length of time over which forecasted transactions are hedged is 10 years, and such transactions primarily relate to core lending and borrowing activities.
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

The following table summarizes the contractual amounts of off–balance sheet lending-related financial instruments and guarantees and the related Allowance for credit losses on lending-related commitments at September 30, 2007, and December 31, 2006.
Off–balance sheet lending-related financial instruments and guarantees

			Allowance for
	Contractual amount		lending-related commitments
	September 30,	December 31,	September 30,	December 31,
(in millions)	2007	2006	2007	2006

Lending-related
Consumer(a)	$801,688	$747,535	$15	$25

Wholesale:
Other unfunded commitments to extend credit (b)(c)(d)	261,875	229,204	568	305
Asset purchase agreements(e)	93,400	67,529	12	6
Standby letters of credit and guarantees(c)(f)(g)	106,803	89,132	262	187
Other letters of credit(c)	6,067	5,559	1	1

Total wholesale	468,145	391,424	843	499

Total lending-related	$1,269,833	$1,138,959	$858	$524

Other guarantees
Securities lending guarantees(h)	$384,462	$318,095	NA	NA
Derivatives qualifying as guarantees(i)	88,435	71,531	NA	NA

(a)
Includes credit card and home equity lending-related commitments of $700.2 billion and $74.2 billion, respectively, at September 30, 2007; and $657.1 billion and $69.6 billion, respectively, at December 31, 2006. The credit card and home equity lending–related commitments represent the total available credit for credit cards and home equity lines of credit. The Firm has not experienced, and does not anticipate, that all available lines of credit will be utilized at the same time. The Firm can reduce or cancel credit cards and home equity lines of credit by providing the borrower prior notice or, in some cases, without notice as permitted by law.

(b)
Includes unused advised lines of credit totaling $39.2 billion at September 30, 2007, and $39.0 billion at December 31, 2006, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable.

(c)	Represents contractual amount net of risk participations totaling $25.6 billion at September 30, 2007, and $32.8 billion at December 31, 2006.
(d)	Excludes firmwide unfunded commitments to private third-party equity funds of $936 million and $686 million at September 30, 2007, and December 31, 2006, respectively.
(e)
Largely represents asset purchase agreements to the Firm’s administered multi-seller asset-backed commercial paper conduits. It also includes $1.4 billion of asset purchase agreements to other third party entities at September 30, 2007 and December 31, 2006.

(f)	JPMorgan Chase held collateral relating to $15.4 billion and $13.5 billion of these arrangements at September 30, 2007, and December 31, 2006, respectively.
(g)	Includes unused commitments to issue standby letters of credit of $59.1 billion and $45.7 billion at September 30, 2007, and December 31, 2006, respectively.
(h)	Collateral held by the Firm in support of securities lending indemnification agreements was $387.4 billion at September 30, 2007, and $317.9 billion at December 31, 2006.
(i)	Represents notional amounts of derivatives qualifying as guarantees. For further discussion of guarantees, see Note 29 on pages 132–134 of JPMorgan Chase’s 2006 Annual Report.
Included in Other unfunded commitments to extend credit are commitments to investment and non-investment grade counterparties in connection with leveraged acquisitions. These commitments are dependent on whether the acquisition by the borrower is successful, tend to be short-term in nature and, in most cases, are subject to certain conditions based on the borrower’s financial condition or other factors. Additionally, the Firm often syndicates portions of the initial position to other investors, depending on market conditions. These commitments generally contain flexible pricing features to adjust for changing market conditions prior to closing. Alternatively, the borrower may turn to the capital markets for required funding instead of drawing on the commitment provided by the Firm, and the commitment may expire unused. As such, these commitments are not necessarily indicative of the Firm’s actual risk and the total commitment amount may not reflect actual future cash flow requirements. The amount of these commitments at September 30, 2007, was $27.5 billion.
For a discussion of the off–balance sheet lending-related arrangements the Firm considers to be guarantees under FIN 45, and the related accounting policies, see Note 29 on pages 132–134 of JPMorgan Chase’s 2006 Annual Report. The amount of the liability related to FIN 45 guarantees recorded at September 30, 2007, and December 31, 2006, excluding the Allowance for credit losses on lending-related commitments and derivative contracts discussed above, was $324 million and $297 million, respectively.
In addition to the contracts described above, there are certain derivative contracts to which the Firm is a counterparty that meet the characteristics of a guarantee under FIN 45. For a discussion of the derivatives the Firm considers to be guarantees, and the related accounting policies, see Note 29 on pages 132–134 of JPMorgan Chase’s 2006 Annual Report. The total notional value of the derivatives that the Firm deems to be guarantees was $88 billion and $72 billion at September 30, 2007, and December 31, 2006, respectively. The fair value of these contracts was a derivative receivable of $228 million and $230 million, and a derivative payable of $1.8 billion and $987 million at September 30, 2007, and December 31, 2006, respectively.

NOTE 24 – BUSINESS SEGMENTS
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
Business segment financial disclosures
During the year, $19.4 billion and $6.5 billion held-for-investment residential mortgage loans were transferred to the Corporate segment from RFS and AM, respectively. Although the loans, together with the responsibility for the investment management of the portfolio, were transferred to Treasury, the transfer has no impact on the financial results of RFS, AM or Corporate.
Segment results
The following tables provide a summary of the Firm’s segment results for the three and nine months ended September 30, 2007 and 2006, on a managed basis. The impact of credit card securitization adjustments have been included in Reconciling items so that the total Firm results are on a reported basis. Finally, Total net revenue (Noninterest revenue and Net interest income) for each of the segments is presented on a tax-equivalent basis. Accordingly, revenue from tax-exempt securities and investments that receive tax credits are presented in the managed results on a basis comparable to taxable securities and investments. This approach allows management to assess the comparability of revenues arising from both taxable and tax-exempt sources. The corresponding income tax impact related to these items is recorded within Income tax expense (benefit). The following tables summarize the business segment results and reconciliation to reported U.S. GAAP results.
Segment results and reconciliation(a)

Three months ended September 30, 2007	Investment	Retail Financial	Card	Commercial
(in millions, except ratios)	Bank	Services	Services(d)	Banking

Noninterest revenue	$1,236	$1,520	$759	$290
Net interest income	1,710	2,681	3,108	719

Total net revenue	2,946	4,201	3,867	1,009

Provision for credit losses	227	680	1,363	112
Credit reimbursement (to)/from TSS(b)	31	—	—	—
Total noninterest expense(c)	2,378	2,469	1,262	473

Income from continuing operations before income tax expense	372	1,052	1,242	424
Income tax expense	76	413	456	166

Income from continuing operations	296	639	786	258
Income from discontinued operations	—	—	—	—

Net income	$296	$639	$786	$258

Average equity	$21,000	$16,000	$14,100	$6,700
Average assets	710,665	214,852	154,956	86,652
Return on average equity	6%	16%	22%	15%
Overhead ratio	81	59	33	47

Three months ended September 30, 2007	Treasury &	Asset		Reconciling
(in millions, except ratios)	Securities Services	Management	Corporate	Items(d)(e)	Total

Noninterest revenue	$1,145	$1,912	$1,280	$644	$8,786
Net interest income	603	293	(279)	(1,509)	7,326

Total net revenue	1,748	2,205	1,001	(865)	16,112

Provision for credit losses	9	3	(31)	(578)	1,785
Credit reimbursement (to)/from TSS(b)	(31)	—	—	—	—
Total noninterest expense(c)	1,134	1,366	245	—	9,327

Income (loss) from continuing operations before income tax expense	574	836	787	(287)	5,000
Income tax expense (benefit)	214	315	274	(287)	1,627

Income from continuing operations	360	521	513	—	3,373
Income from discontinued operations	—	—	—	—	—

Net income	$360	$521	$513	$—	$3,373

Average equity	$3,000	$4,000	$54,176	$—	$118,976
Average assets	55,688	53,879	266,742	(66,100)	1,477,334
Return on average equity	48%	52%	NM	NM	11%
Overhead ratio	65	62	NM	NM	58

Three months ended September 30, 2006	Investment	Retail Financial	Card	Commercial
(in millions, except ratios)	Bank	Services	Services(d)	Banking

Noninterest revenue	$4,765	$1,098	$762	$256
Net interest income	51	2,457	2,884	677

Total net revenue	4,816	3,555	3,646	933

Provision for credit losses	7	114	1,270	54
Credit reimbursement (to)/from TSS(b)	30	—	—	—
Total noninterest expense(c)	3,244	2,139	1,253	500

Income from continuing operations before income tax expense	1,595	1,302	1,123	379
Income tax expense	619	556	412	148

Income from continuing operations	976	746	711	231
Income from discontinued operations	—	—	—	—

Net income	$976	$746	$711	$231

Average equity	$21,000	$14,300	$14,100	$5,500
Average assets	626,245	225,307	148,272	57,378
Return on average equity	18%	21%	20%	17%
Overhead ratio	67	60	34	54

Three months ended September 30, 2006	Treasury &	Asset		Reconciling
(in millions, except ratios)	Securities Services	Management	Corporate	Items(d)(e)	Total

Noninterest revenue	$980	$1,405	$344	$556	$10,166
Net interest income	519	231	(55)	(1,385)	5,379

Total net revenue	1,499	1,636	289	(829)	15,545

Provision for credit losses	1	(28)	1	(607)	812
Credit reimbursement (to)/from TSS(b)	(30)	—	—	—	—
Total noninterest expense(c)	1,064	1,115	481	—	9,796

Income (loss) from continuing operations before income tax expense	404	549	(193)	(222)	4,937
Income tax expense (benefit)	148	203	(159)	(222)	1,705

Income (loss) from continuing operations	256	346	(34)	—	3,232
Income from discontinued operations	—	—	65	—	65

Net income	$256	$346	$31	$—	$3,297

Average equity	$2,200	$3,500	$51,206	$—	$111,806
Average assets	30,558	43,524	240,826	(62,971)	1,309,139
Return on average equity	46%	39%	NM	NM	12%
Overhead ratio	71	68	NM	NM	63

Nine months ended September 30, 2007	Investment	Retail Financial	Card	Commercial
(in millions, except ratios)	Bank	Services	Services(d)	Banking

Noninterest revenue	$11,803	$4,693	$2,212	$937
Net interest income	3,195	7,971	9,052	2,082

Total net revenue	14,998	12,664	11,264	3,019

Provision for credit losses	454	1,559	3,923	174
Credit reimbursement (to)/from TSS(b)	91	—	—	—
Noninterest expense(c)	10,063	7,360	3,691	1,454

Income from continuing operations before income tax expense	4,572	3,745	3,650	1,391
Income tax expense	1,557	1,462	1,340	545

Income from continuing operations	3,015	2,283	2,310	846
Income from discontinued operations	—	—	—	—

Net income	$3,015	$2,283	$2,310	$846

Average equity	$21,000	$16,000	$14,100	$6,435
Average assets	688,730	216,218	155,206	84,643
Return on average equity	19%	19%	22%	18%
Overhead ratio	67	58	33	48

Nine months ended September 30, 2007	Treasury &	Asset		Reconciling
(in millions, except ratios)	Securities Services	Management	Corporate	Items(d)(e)	Total

Noninterest revenue	$3,400	$5,415	$3,900	$1,869	$34,229
Net interest income	1,615	831	(569)	(4,418)	19,759

Total net revenue	5,015	6,246	3,331	(2,549)	53,988

Provision for credit losses	15	(17)	(25)	(1,761)	4,322
Credit reimbursement (to)/from TSS(b)	(91)	—	—	—	—
Noninterest expense(c)	3,358	3,956	1,101	—	30,983

Income (loss) from continuing operations before income tax expense	1,551	2,307	2,255	(788)	18,683
Income tax expense (benefit)	576	868	729	(788)	6,289

Income from continuing operations	975	1,439	1,526	—	12,394
Income from discontinued operations	—	—	—	—	—

Net income	$975	$1,439	$1,526	$—	$12,394

Average equity	$3,000	$3,834	$53,398	$—	$117,767
Average assets	50,829	50,498	249,363	(65,715)	1,429,772
Return on average equity	43%	50%	NM	NM	14%
Overhead ratio	67	63	NM	NM	57

Nine months ended September 30, 2006	Investment	Retail Financial	Card	Commercial
(in millions, except ratios)	Bank	Services	Services(d)	Banking

Noninterest revenue	$13,648	$3,512	$2,136	$763
Net interest income	325	7,585	8,859	2,019

Total net revenue	13,973	11,097	10,995	2,782

Provision for credit losses	128	299	3,317	49
Credit reimbursement (to)/from TSS(b)	90	—	—	—
Noninterest expense(c)	9,655	6,636	3,745	1,494

Income from continuing operations before income tax expense	4,280	4,162	3,933	1,239
Income tax expense	1,615	1,667	1,446	485

Income from continuing operations	2,665	2,495	2,487	754
Income from discontinued operations	—	—	—	—

Net income	$2,665	$2,495	$2,487	$754

Average equity	$20,670	$14,167	$14,100	$5,500
Average assets	648,101	230,307	146,192	56,246
Return on average equity	17%	24%	24%	18%
Overhead ratio	69	60	34	54

Nine months ended September 30, 2006	Treasury &	Asset		Reconciling
(in millions, except ratios)	Securities Services	Management	Corporate	Items(d)(e)	Total

Noninterest revenue	$3,003	$4,115	$777	$2,302	$30,256
Net interest income	1,569	725	(957)	(4,575)	15,550

Total net revenue	4,572	4,840	(180)	(2,273)	45,806

Provision for credit losses	1	(42)	1	(1,617)	2,136
Credit reimbursement (to)/from TSS(b)	(90)	—	—	—	—
Noninterest expense(c)	3,162	3,294	972	—	28,958

Income (loss) from continuing operations before income tax expense	1,319	1,588	(1,153)	(656)	14,712
Income tax expense (benefit)	485	586	(659)	(656)	4,969

Income (loss) from continuing operations	834	1,002	(494)	—	9,743
Income from discontinued operations	—	—	175	—	175

Net income (loss)	$834	$1,002	$(319)	$—	$9,918

Average equity	$2,314	$3,500	$49,076	$—	$109,327
Average assets	30,526	42,597	209,172	(65,797)	1,297,344
Return on average equity	48%	38%	NM	NM	12%
Overhead ratio	69	68	NM	NM	63

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

(b)	TSS reimburses IB for credit portfolio exposures IB manages on behalf of clients the segments share.
(c)	Includes Merger costs which are reported in the Corporate segment. Merger costs attributed to the business segments for the three and nine months ended September 30, 2007 and 2006 were as follows.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2007	2006	2007	2006

Investment Bank	$—	$—	$—	$1
Retail Financial Services	2	7	13	17
Card Services	—	5	1	21
Commercial Banking	—	—	—	1
Treasury & Securities Services	32	30	95	85
Asset Management	6	4	13	18
Corporate:
Other	21	2	65	62

Total Merger costs	$61	$48	$187	$205

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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2007	2006	2007	2006

Noninterest revenue	$(836)	$(721)	$(2,370)	$(2,783)
Net interest income	1,414	1,328	4,131	4,400
Provision for credit losses	578	607	1,761	1,617
Average assets	66,100	62,971	65,715	65,797

(e)
Segment managed results reflect revenues on a tax-equivalent basis with the corresponding income tax impact recorded within Income tax expense. These adjustments are eliminated in Reconciling items to arrive at the Firm’s reported U.S. GAAP results. Tax-equivalent adjustments for the three and nine months ended September 30, 2007 and 2006 were as follows.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2007	2006	2007	2006

Noninterest revenue	$192	$165	$501	$481
Net interest income	95	57	287	175
Income tax expense	287	222	788	656

JPMORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEETS, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

	Three months ended September 30, 2007			Three months ended September 30, 2006
	Average		Rate	Average		Rate
	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)
Assets
Deposits with banks	$39,906	$508	5.06%	$31,291	$352	4.46%
Federal funds sold and securities purchased under resale agreements	133,780	1,629	4.83	125,618	1,442	4.55
Securities borrowed	87,955	1,242	5.60	82,216	887	4.28
Trading assets – debt instruments	310,445	5,182	6.62	213,164	2,834	5.28
Securities: Available-for-sale	95,646	1,370	5.68 (c)	77,962	1,119	5.70 (c)
Held-to-maturity	48	1	6.71	67	2	6.50
Interests in purchased receivables	—	—	—	—	—	—
Loans	476,912	9,382	7.80	461,673	8,578	7.37

Total interest-earning assets	1,144,692	19,314	6.69	991,991	15,214	6.08
Allowance for loan losses	(7,691)			(7,076)
Cash and due from banks	33,489			29,554
Trading assets – equity instruments	86,177			75,366
Trading assets – derivative receivables	64,821			55,419
Goodwill	45,276			43,386
Other intangible assets Mortgage servicing rights	9,290			8,048
Purchased credit card relationships	2,505			3,055
All other intangibles	4,027			4,147
Other assets	94,748			81,585
Assets of discontinued operations held-for-sale(a)	—			23,664

Total assets	$1,477,334			$1,309,139

Liabilities
Interest bearing deposits	$540,937	$5,638	4.13%	$451,509	$4,471	3.93%
Federal funds purchased and securities sold under repurchase agreements	206,174	2,693	5.18	192,674	2,251	4.63
Commercial paper	26,511	312	4.68	19,207	231	4.78
Other borrowings(b)	104,995	1,296	4.90	101,366	1,312	5.13
Beneficial interests issued by consolidated VIEs	14,454	165	4.52	13,630	143	4.16
Long-term debt	177,851	1,789	3.99	133,279	1,370	4.08

Total interest-bearing liabilities	1,070,922	11,893	4.41	911,665	9,778	4.26
Noninterest-bearing deposits	121,512			122,944
Trading liabilities – derivative payables	65,467			54,928
All other liabilities, including the allowance for lending-related commitments	100,457			84,971
Liabilities of discontinued operations held-for-sale(a)	—			22,825

Total liabilities	1,358,358			1,197,333

Stockholders’ equity
Preferred stock	—			—
Common stockholders’ equity	118,976			111,806

Total stockholders’ equity	118,976			111,806

Total liabilities and stockholders’ equity	$1,477,334			$1,309,139

Interest rate spread			2.28%			1.82%
Net interest income and net yield on interest-earning assets		$7,421	2.57%		$5,436	2.17%

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

(b)	Includes securities sold but not yet purchased.
(c)	For the quarters ended September 30, 2007 and 2006, the annualized rate for available-for-sale securities based upon amortized cost was 5.64% and 5.65%, respectively.

JPMORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEETS, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

	Nine months ended September 30, 2007			Nine months ended September 30, 2006
	Average		Rate	Average		Rate
	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)
Assets
Deposits with banks	$24,848	$901	4.85%	$30,424	$1,006	4.42%
Federal funds sold and securities purchased under resale agreements	134,009	4,936	4.92	127,863	3,859	4.03
Securities borrowed	85,878	3,498	5.45	84,385	2,457	3.89
Trading assets – debt instruments	287,680	13,277	6.17	201,232	8,123	5.40
Securities: Available-for-sale	95,924	4,074	5.68 (c)	73,690	3,036	5.51 (c)
Held-to-maturity	58	3	6.10	72	4	6.53
Interests in purchased receivables	—	—	—	18,640	652	4.68
Loans	470,078	26,942	7.66	444,558	24,048	7.23

Total interest-earning assets	1,098,475	53,631	6.53	980,864	43,185	5.89
Allowance for loan losses	(7,417)			(7,140)
Cash and due from banks	32,167			31,391
Trading assets – equity instruments	86,923			72,075
Trading assets – derivative receivables	61,801			55,942
Goodwill	45,194			43,437
Other intangible assets Mortgage servicing rights	8,487			7,548
Purchased credit card relationships	2,674			3,160
All other intangibles	4,166			4,240
Other assets	97,302			83,771
Assets of discontinued operations held-for-sale(a)	—			22,056

Total assets	$1,429,772			$1,297,344

Liabilities
Interest bearing deposits	$517,856	$15,975	4.12%	$440,514	$12,140	3.68%
Federal funds purchased and securities sold under repurchase agreements	204,942	7,903	5.16	178,936	5,760	4.30
Commercial paper	24,726	892	4.82	17,348	569	4.39
Other borrowings(b)	100,492	3,668	4.88	104,049	3,950	5.08
Beneficial interests issued by consolidated VIEs	14,691	425	3.86	32,993	1,077	4.37
Long-term debt	162,929	4,722	3.87	126,011	3,964	4.21

Total interest-bearing liabilities	1,025,636	33,585	4.38	899,851	27,460	4.08
Noninterest-bearing deposits	122,904			124,517
Trading liabilities – derivative payables	61,742			57,052
All other liabilities, including the allowance for lending-related commitments	101,723			85,445
Liabilities of discontinued operations held-for-sale(a)	—			21,107

Total liabilities	1,312,005			1,187,972

Stockholders’ equity
Preferred stock	—			45
Common stockholders’ equity	117,767			109,327

Total stockholders’ equity	117,767			109,372

Total liabilities and stockholders’ equity	$1,429,772			$1,297,344

Interest rate spread			2.15%			1.81%
Net interest income and net yield on interest-earning assets		$20,046	2.44%		$15,725	2.14%

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

(b)	Includes securities sold but not yet purchased.
(c)	For the nine months ended September 30, 2007 and 2006, the annualized rate for available-for-sale securities based upon amortized cost was 5.66% and 5.45%, respectively.

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
SFAS 159: “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”
Staff Accounting Bulletin (“SAB”) 109: “Written Loan Commitments Recorded at Fair Value Through Earnings.”
Stress testing: A scenario that measures market risk under unlikely but plausible events in abnormal markets.
Unaudited: Financial statements and information included throughout this document that have not been subjected to auditing procedures sufficient to permit an independent certified public accountant to express an opinion.
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
Investment banking products provide clients with sophisticated capital-raising alternatives, as well as balance sheet and risk management tools through advisory, equity underwriting, loan syndications, investment-grade debt, asset-backed securities, private placements, high-yield bonds, interest rate derivatives, foreign exchange hedges, and securities sales.
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
All forward-looking statements are, by their nature, subject to risks and uncertainties. JPMorgan Chase’s actual future results may differ materially from those set forth in its forward-looking statements. Factors that could cause this difference – many of which are beyond the Firm’s control – include the following: local, regional and international business, political or economic conditions; changes in trade, monetary and fiscal policies and laws; volatility in the credit, rates, debt and equity markets; technological changes instituted by the Firm and by other entities which may affect the Firm’s business; mergers and acquisitions, including the Firm’s ability to integrate acquisitions; ability of the Firm to develop new products and services; acceptance of new products and services and the ability of the Firm to increase market share; the ability of the Firm to control expenses; competitive pressures; changes in laws and regulatory requirements; changes in applicable accounting policies; costs, outcomes and effects of litigation and regulatory investigations; changes in the credit quality of the Firm’s customers; and adequacy of the Firm’s risk management framework.
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
There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the third quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
Item 1 Legal proceedings
Part II Other Information
Item 1 Legal proceedings
The following information supplements and amends the disclosure set forth under Part I, Item 3 “Legal proceedings” in the Firm’s 2006 Annual Report, Part II, Item 1 “Legal Proceedings” in the Firm’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2007 and Part II, Item 1 “Legal proceedings” in the Firm’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2007 (the “Firm’s SEC filings”).
Enron litigation. In the purported consolidated class action lawsuit by JPMorgan Chase stockholders, briefing on the plaintiffs’ appeal of the dismissal of their complaint to the United States Court of Appeals for the Second Circuit is complete. In the shareholder derivative action against current and former directors of JPMorgan Chase, briefing on the plaintiffs’ appeal to the United States Court of Appeals for the Second Circuit of the decision granting the Firm’s motion to dismiss is also complete.
In the action pending in New York Supreme Court, New York County, alleging claims relating to the Firm’s role as Indenture Trustee, defendant JPMorgan Chase Bank, N.A. filed a motion to dismiss the Amended Complaint on May 24, 2007. The parties await the Court’s decision.
IPO allocation litigation. With respect to the IPO securities cases, on August 14, 2007, plaintiffs filed second amended class action complaints in each of the six class certification focus cases. JPMSI is a named defendant in two of these cases. Underwriter defendants’ time to answer, move or otherwise respond to the amended complaints has been extended until November 9, 2007.
On September 27, 2007, plaintiffs filed a written motion seeking class certification in the six class certification focus cases. Under the briefing schedule currently in place, the underwriter defendants’ opposition papers are due by December 21, 2007, and plaintiffs’ reply papers are due by February 15, 2008. In addition, the parties are engaged in class certification discovery.
In re JPMorgan Chase Cash Balance Litigation. On July 31, 2007, the United States District Court for the Southern District of New York denied plaintiffs’ motions for reconsideration and certification of the May 30, 2007 Order granting in part and denying in part plaintiffs’ motion for class certification.
On August 17, 2007, a Class Action Complaint was filed in the United States District Court for the Southern District of New York, Bilello v. JPMorgan Chase Retirement Plan, JPMorgan Chase Director of Human Resources, as administrator of the JPMorgan Chase Retirement Plan. The complaint asserts claims on behalf of participants in the Chemical Bank Plan and certain other predecessor plans to the JPMorgan Chase Retirement Plan, including notice claims that were excluded from the class in In re JPMorgan Chase Cash Balance Litigation. More specifically, the Bilello complaint alleges that (1) defendants failed to comply with the notice and disclosure requirements of ERISA in connection with the conversion of the Chemical Bank Plan to a cash balance plan and subsequent mergers of the Chemical Bank Plan with other predecessor plans resulting in cash balance plans, and (2) the Chemical Bank Plan, following its conversion to a cash balance plan, was impermissibly backloaded in violation of 29 U.S.C. § 1054(b)(1)(B), ERISA § 204(b)(1)(B). Defendants anticipate filing a motion to dismiss in November 2007.
American Express Litigation. VISA and American Express reached an agreement in principle to settle the litigation on November 1, 2007, including a settlement related to the banks’ membership in MasterCard. VISA will pay American Express approximately $2 billion over 4 years. The first payment of $1.13 billion is to be paid by no later than

March 31, 2008. It is anticipated that the VISA settlement will be funded from a portion of the proceeds generated from VISA’s currently planned IPO. As a result of the settlement, the defendant banks, including JPMorgan Chase, will be released and dismissed from the action. The defendant banks’ separate payment obligation with respect to the American Express settlement is $185 million. JPMorgan Chase’s contribution to the proposed settlement will have no material adverse effect on the Firm.
Interchange Litigation. The Magistrate Judge has recommended to the District Court that it grant defendants’ motion to dismiss all claims that predate January 1, 2004. Plaintiffs’ time to file objections to this recommendation has been extended pending a motion to clarify the effect, if any, of the Magistrate’s report and recommendation as to certain unnamed putative class members. JPMorgan Chase is a signatory to a judgment sharing agreement that Visa U.S.A. previously entered into with certain of its members.
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
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
During the third quarter of 2007, shares of common stock of JPMorgan Chase & Co. were issued in transactions exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof, as follows: on July 27, 2007, 39,339 shares were issued to retired employees who had deferred receipt of such common shares pursuant to the Corporate Performance Incentive Plan.
The actual amount of shares repurchased under the Firm’s repurchase program is subject to various factors, including market conditions; legal considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account goodwill and intangibles); internal capital generation; and alternative potential investment opportunities. The repurchase program does not include specific price targets or time tables; may be executed through open market purchases or privately negotiated transactions or utilizing Rule 10b5-1 programs; and may be suspended at any time.
For the three and nine months ended September 30, 2007, under the respective stock repurchase programs then in effect, the Firm repurchased a total of 47.0 million shares and 164.6 million shares for $2.1 billion and $8.0 billion at an average price per share of $45.42 and $48.67, respectively. For the three and nine months ended September 30, 2006, under the respective stock repurchase programs then in effect, the Firm repurchased a total of 20.0 million shares and 69.5 million shares for $900 million and $2.9 billion at an average price per share of $44.88 and $42.22, respectively. As of September 30, 2007, $6.4 billion of authorized repurchase capacity remained under the new stock repurchase program.
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

The Firm’s repurchases of equity securities during the third quarter and first nine months of 2007 were as follows:

			Dollar value of remaining
For the nine months ended	Total open market	Average price	authorized repurchase(b)
September 30, 2007	shares repurchased	paid per share(a)	(in millions)

First quarter	80,906,259	$49.45	$1,212

Repurchases under the $8.0 billion program	8,043,500	49.06	— (c)
Repurchases under the $10.0 billion program	28,633,286	51.71	8,519 (d)

Second quarter	36,676,786	51.13	8,519

July	17,691,700	47.09	7,686
August	28,313,500	44.37	6,430
September	1,015,000	45.22	6,384

Third quarter	47,020,200	45.42

Year-to-date	164,603,245	$48.67

(a)	Excludes commission costs.
(b)	The amount authorized by the Board of Directors excludes commissions cost.
(c)	The unused portion of this program was cancelled when the replacement program was authorized.
(d)	Dollar value under new program of $10.0 billion.
In addition to the repurchases disclosed above, participants in the Firm’s stock-based incentive plans may have shares withheld to cover income taxes. Shares withheld to pay income taxes are repurchased pursuant to the terms of the applicable plan and not under the Firm’s share repurchase program. Shares repurchased pursuant to these plans during the third quarter and first nine months of 2007 were as follows:

		Average
For the nine months ended	Total shares	price paid
September 30, 2007	repurchased	per share

First quarter	2,591,697	$49.99

Second quarter	84,218	48.70

July	28,764	49.73
August	—	—
September	—	—

Third quarter	28,764	49.73

Year-to-date	2,704,679	$49.94

Item 3 Defaults Upon Senior Securities
None
Item 4 Submission of Matters to a Vote of Security Holders
None
Item 5 Other Information
None
Item 6 Exhibits

4.1	–	First Supplemental Indenture, dated as of November 1, 2007, between JPMorgan Chase & Co. and Deutsche Bank Trust Company Americas, as Trustee, to the Indenture, dated as of December 1, 1989 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed on November 7, 2007)
31.1	–	Certification
31.2	–	Certification
32	–	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMORGAN CHASE & CO.

(Registrant)

Date: November 9, 2007
	By	/s/ Louis Rauchenberger

Louis Rauchenberger

Managing Director and Controller
[Principal Accounting Officer]

INDEX TO EXHIBITS
SEQUENTIALLY NUMBERED

EXHIBIT NO.	EXHIBITS	PAGE AT WHICH LOCATED

4.1	First Supplemental Indenture, dated as of November 1, 2007, between JPMorgan Chase & Co. and Deutsche Bank Trust Company Americas, as Trustee, to the Indenture, dated as of December 1, 1989 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed on November 7, 2007)	NA

31.1	Certification	125

31.2	Certification	126

The following exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. In addition, Exhibit No. 32 shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	127