Form 10-K
period 2007-12-31
J P MORGAN CHASE & CO
filed 2008-02-29
CIK 19617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual report pursuant to section 13 or 15(d) of

The Securities Exchange Act of 1934

For the fiscal year ended	Commission file
December 31, 2007	number 1-5805

JPMorgan Chase & Co.

(Exact name of registrant as specified in its charter)

Delaware	13-2624428
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

270 Park Avenue, New York, NY	10017
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (212) 270-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class

Common stock	JPMorgan Market Participation Notes on the S&P 500® Index due
6 1/8% subordinated notes due 2008	March 12, 2008
6.75% subordinated notes due 2008	Capped Quarterly Observation Notes Linked to S&P 500® Index due

6.50% subordinated notes due 2009	September 22, 2008
Guarantee of 7.00% Capital Securities, Series J, of J.P. Morgan	Capped Quarterly Observation Notes Linked to S&P 500® Index due
Chase Capital X	October 30, 2008
Guarantee of 5 7/8% Capital Securities, Series K, of J.P. Morgan Chase	Capped Quarterly Observation Notes Linked to S&P 500® Index due
Capital XI	January 21, 2009
Guarantee of 6.25% Capital Securities, Series L, of J.P. Morgan	JPMorgan Market Participation Notes on the S&P 500® Index due
Chase Capital XII	March 31, 2009
Guarantee of 6.20% Capital Securities, Series N, of JPMorgan	Capped Quarterly Observation Notes Linked to S&P 500® Index due
Chase Capital XIV	July 7, 2009
Guarantee of 6.35% Capital Securities, Series P, of JPMorgan	Capped Quarterly Observation Notes Linked to S&P 500® Index due
Chase Capital XVI	September 21, 2009
Guarantee of 6.625% Capital Securities, Series S, of JPMorgan	Consumer Price Indexed Securities due January 15, 2010
Chase Capital XIX	Principal Protected Notes Linked to S&P 500® Index due
Guarantee of 6.875% Capital Securities, Series X, of JPMorgan	September 30, 2010
Chase Capital XXIV
Guarantee of 7.20% Preferred Securities of BANK ONE Capital VI

The JPMorgan Market Participation Notes, Capped Quarterly Observation Notes, Consumer Price

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

Securities registered pursuant to Section 12(g) of the Act: none

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☒  Yes  ☐  No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes  ☒  No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☒  Large accelerated filer                            ☐   Accelerated filer                             ☐  Non-accelerated filer                            ☐   Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

The aggregate market value of JPMorgan Chase & Co. common stock held by non-affiliates of JPMorgan Chase & Co. on June 30, 2007 was approximately $163,811,253,159.

Number of shares of common stock outstanding on January 31, 2008: 3,396,539,059

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement for the annual meeting of stockholders to be held on May 20, 2008, are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III.

Form 10-K Index

Part I

Item 1: Business

Overview

JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”) is a financial holding company incorporated under Delaware law in 1968. JPMorgan Chase is one of the largest banking institutions in the United States of America (“U.S.”), with $1.6 trillion in assets, $123 billion in stockholders’ equity and operations worldwide.

JPMorgan Chase’s principal bank subsidiaries are JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), a national banking association with U.S. branches in 17 states, and Chase Bank USA, National Association (“Chase Bank USA, N.A.”), a national banking association that is the Firm’s credit card–issuing bank. JPMorgan Chase’s principal nonbank subsidiary is J.P. Morgan Securities Inc. (“JPMorgan Securities”), its U.S. investment banking firm. The bank and nonbank subsidiaries of JPMorgan Chase operate nationally as well as through overseas branches and subsidiaries, representative offices and subsidiary foreign banks.

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

Business segments

JPMorgan Chase’s activities are organized, for management reporting purposes, into six business segments (Investment Bank, Retail Financial Services, Card Services, Commercial Banking, Treasury & Securities Services, Asset Management) and Corporate (which includes its Private Equity, Treasury and Corporate). A description of the Firm’s business segments and the products and services they provide to their respective client bases is provided in the “Business segment results” section of Management’s discussion and analysis (“MD&A”), beginning on page 38, and in Note 34 on page 175.

Competition

JPMorgan Chase and its subsidiaries and affiliates operate in a highly competitive environment. Competitors include other banks, brokerage firms, investment banking companies, merchant banks, insurance companies, mutual fund companies, credit card companies, mortgage banking companies, hedge funds, trust companies, securities processing companies, automobile financing companies, leasing companies, e-commerce and other Internet-based companies, and a variety of other financial services and advisory companies. JPMorgan Chase’s businesses generally compete on the basis of the quality and range of their products and services, transaction execution, innovation and price. Competition also varies based on the types of clients, customers, industries and geographies served. With respect to some of its geographies and products, JPMorgan Chase competes globally; with respect to others, the Firm competes on a regional basis. The Firm’s ability to compete also depends upon its ability to attract and retain its professional and other personnel, and on its reputation.

The financial services industry has experienced consolidation and convergence in recent years, as financial institutions involved in a broad range of financial products and services have merged. This convergence trend is expected to continue. Consolidation could result in competitors of JPMorgan Chase gaining greater capital and other resources, such as a broader range of products and services and geographic diversity. It is likely that competition will become even more intense as the Firm’s businesses continue to compete with other financial institutions that are or may become larger or better capitalized, or that may have a stronger local presence in certain geographies.

Supervision and regulation

Permissible business activities: The Firm is subject to regulation under state and federal law, including the Bank Holding Company Act of 1956, as amended. JPMorgan Chase elected to become a financial holding company as of March 13, 2000, pursuant to the provisions of the Gramm-Leach-Bliley Act (“GLBA”).

Under regulations implemented by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), if any depository institution controlled by a financial holding company ceases to meet certain capital or management standards, the Federal Reserve Board may impose corrective capital and/or managerial requirements on the financial holding company and place limitations on its ability to conduct the broader financial activities permissible for financial holding companies. In addition, the Federal Reserve Board may require divestiture of the holding company’s depository institutions if the deficiencies persist. The regulations also provide that if any depository institution controlled by a financial holding company fails to maintain a satisfactory rating under the Community Reinvestment Act (“CRA”), the Federal Reserve Board must prohibit the financial holding company and its subsidiaries from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. At December 31, 2007, the depository-institution subsidiaries of JPMorgan Chase met the capital, management and CRA requirements necessary to permit the Firm to conduct the broader activities permitted under GLBA. However, there can be no assurance that this will continue to be the case in the future.

Regulation by Federal Reserve Board under GLBA: Under GLBA’s system of “functional regulation,” the Federal Reserve Board acts as an “umbrella regulator,” and certain of JPMorgan Chase’s subsidiaries are regulated directly by additional authorities based upon the particular activities of those subsidiaries. JPMorgan Chase Bank, N.A., and Chase Bank USA, N.A., are regulated by the Office of the Comptroller of the Currency (“OCC”). See “Other supervision and regulation” below for a further description of the regulatory supervision to which the Firm’s subsidiaries are subject.

Part I

Dividend restrictions: Federal law imposes limitations on the payment of dividends by the subsidiaries of JPMorgan Chase that are national banks. Nonbank subsidiaries of the Firm are not subject to those limitations. The amount of dividends that may be paid by national banks, such as JPMorgan Chase Bank, N.A., and Chase Bank USA, N.A., is limited to the lesser of the amounts calculated under a “recent earnings” test and an “undivided profits” test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years, unless the national bank obtains the approval of the OCC. Under the undivided profits test, a dividend may not be paid in excess of a bank’s “undivided profits.” See Note 27 on pages 165–166 for the amount of dividends that the Firm’s principal bank subsidiaries could pay, at January 1, 2008 and 2007, to their respective bank holding companies without the approval of their banking regulators.

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

The risk-based capital ratio is determined by allocating assets and specified off–balance sheet financial instruments into four weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. Under the guidelines, capital is divided into two tiers: Tier 1 capital and Tier 2 capital. The amount of Tier 2 capital may not exceed the amount of Tier 1 capital. Total capital is the sum of Tier 1 capital and Tier 2 capital. Under the guidelines, banking organizations are required to maintain a Total capital ratio (total capital to risk-weighted assets) of 8% and a Tier 1 capital ratio of 4%.

The federal banking regulators also have established minimum leverage ratio guidelines. The leverage ratio is defined as Tier 1 capital divided by adjusted average total assets (which reflects adjustments for disallowed goodwill and certain intangible assets). The minimum leverage ratio is 3% for bank holding companies that are considered “strong” under Federal Reserve Board guidelines or which have implemented the Federal Reserve Board’s risk-based capital measure for market risk. Other bank holding companies must have a minimum leverage ratio of 4%. Bank holding companies may be expected to maintain ratios well above the minimum levels, depending upon their particular condition, risk profile and growth plans. Effective January 1, 2008, the SEC authorized JPMorgan Securities to use the alternative method of computing net capital for broker/dealers that are part of Consolidated Supervised Entities as defined by SEC rules. Accordingly, JPMorgan Securities may calculate deductions for market risk using its internal market risk models. For additional information regarding the Firm’s regulatory capital, see Regulatory Capital on page 64 and Note 28 on pages 166–167.

The minimum risk-based capital requirements adopted by the federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision. The Basel Committee has proposed a revision to the Accord (“Basel II”). U.S. banking regulators are in the process of incorporating the Basel II Framework into the existing risk-based capital requirements. The Basel II rules will also apply to the Firm’s operations in non-U.S. jurisdic-

tions. In the U.S., JPMorgan Chase will be required to implement advanced measurement techniques by employing internal estimates of certain key risk drivers to derive capital requirements. Prior to its implementation of the new Basel II Framework, JPMorgan Chase will be required to demonstrate to its U.S. bank supervisors that its internal criteria meet the relevant supervisory standards. JPMorgan Chase expects to be in compliance with all relevant Basel II rules within the established timelines.

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

Supervisory actions by the appropriate federal banking regulator under the “prompt corrective action” rules generally depend upon an institution’s classification within five capital categories. The regulations apply only to banks and not to bank holding companies such as JPMorgan Chase; however, subject to limitations that may be imposed pursuant to GLBA, the Federal Reserve Board is authorized to take appropriate action at the holding company level, based upon the undercapitalized status of the holding company’s subsidiary banking institutions. In certain instances relating to an undercapitalized banking institution, the bank holding company would be required to guarantee the performance of the undercapitalized subsidiary’s capital restoration plan and might be liable for civil money damages for failure to fulfill its commitments on that guarantee.

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

If the FDIC is appointed the conservator or receiver of an insured depository institution upon its insolvency or in certain other events, the FDIC has the power: (1) to transfer any of the depository institution’s assets and liabilities to a new obligor without the approval of the depository institution’s creditors; (2) to enforce the terms of the depository institution’s contracts pursuant to their terms; or (3) to

Part I

repudiate or disaffirm any contract or lease to which the depository institution is a party, the performance of which is determined by the FDIC to be burdensome and the disaffirmation or repudiation of which is determined by the FDIC to promote the orderly administration of the depository institution. The above provisions would be applicable to obligations and liabilities of JPMorgan Chase’s subsidiaries that are insured depository institutions, such as JPMorgan Chase Bank, N.A., and Chase Bank USA, N.A., including, without limitation, obligations under senior or subordinated debt issued by those banks to investors (referred to below as “public noteholders”) in the public markets.

Under federal law, the claims of a receiver of an insured depository institution for administrative expense and the claims of holders of U.S. deposit liabilities (including the FDIC, as subrogee of the depositors) have priority over the claims of other unsecured creditors of the institution, including public noteholders and depositors in non-U.S. offices, in the event of the liquidation or other resolution of the institution. As a result, whether or not the FDIC would ever seek to repudiate any obligations held by public noteholders or depositors in non-U.S. offices of any subsidiary of the Firm that is an insured depository institution, such as JPMorgan Chase Bank, N.A., or Chase Bank USA, N.A., such persons would be treated differently from, and could receive, if anything, substantially less than the depositors in U.S. offices of the depository institution.

The Bank Secrecy Act: The Bank Secrecy Act, which was amended by the USA Patriot Act of 2001, requires all “financial institutions,” to establish certain anti-money laundering compliance and due diligence programs. The Act also requires financial institutions that maintain correspondent accounts for non-U.S. institutions, or persons that are involved in private banking for “non-United States persons” or their representatives, to establish “appropriate, specific and, where necessary, enhanced due diligence policies, procedures and controls that are reasonably designed to detect and report instances of money laundering through those accounts.” The Firm has developed and maintains policies and procedures which are designed to comply with these requirements.

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

The bank subsidiaries of JPMorgan Chase are subject to certain restrictions imposed by federal law on extensions of credit to, and certain other transactions with, the Firm and certain other affiliates, and on investments in stock or securities of JPMorgan Chase and those affiliates. These restrictions prevent JPMorgan Chase and other affiliates from borrowing from a bank subsidiary unless the loans are secured in specified amounts. See Note 27 on pages 165–166.

The Firm’s banks and certain of its nonbank subsidiaries are subject to direct supervision and regulation by various other federal and state authorities (some of which are considered “functional regulators”

under GLBA). JPMorgan Chase’s national bank subsidiaries, such as JPMorgan Chase Bank, N.A., and Chase Bank USA, N.A., are subject to supervision and regulation by the OCC and, in certain matters, by the Federal Reserve Board and the FDIC. Supervision and regulation by the responsible regulatory agency generally includes comprehensive annual reviews of all major aspects of the relevant bank’s business and condition, as well as the imposition of periodic reporting requirements and limitations on investments and other powers. The Firm also conducts securities underwriting, dealing and brokerage activities through JPMorgan Securities and other broker-dealer subsidiaries, all of which are subject to the regulations of the SEC and the Financial Industry Regulatory Authority, and other self-regulatory organizations. JPMorgan Securities is a member of the New York Stock Exchange. The operations of JPMorgan Chase mutual funds also are subject to regulation by the SEC. The Firm has subsidiaries that are members of futures exchanges in the U.S. and abroad. One subsidiary is registered as a futures commission merchant, and other subsidiaries are registered as commodity pool operators and commodity trading advisors, all with the Commodity Futures Trading Commission (“CFTC”). These CFTC-registered subsidiaries are also members of the National Futures Association. The Firm’s energy business is subject to regulation by the Federal Energy Regulatory Commission. The types of activities in which the non-U.S. branches of JPMorgan Chase Bank, N.A., and the international subsidiaries of JPMorgan Chase may engage are subject to various restrictions imposed by the Federal Reserve Board. Those non-U.S. branches and international subsidiaries also are subject to the laws and regulatory authorities of the countries in which they operate.

The activities of JPMorgan Chase Bank, N.A., and Chase Bank USA, N.A., as consumer lenders also are subject to regulation under various U.S. federal laws, including the Truth-in-Lending, Equal Credit Opportunity, Fair Credit Reporting, Fair Debt Collection Practice and Electronic Funds Transfer acts, as well as various state laws. These statutes impose requirements on the making, enforcement and collection of consumer loans and on the types of disclosures that need to be made in connection with such loans.

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

Non-U.S. operations

For geographic distributions of total revenue, total expense, income before income tax expense and net income, see Note 33 on pages 174–175. For information regarding non-U.S. loans, see Note 14 on page 137 and the sections entitled “Emerging markets country exposure” in the MD&A on page 83, Loan portfolio on page 190 and “Cross-border outstandings” on page 192.

Part I

Item 1A: Risk factors

The following discussion sets forth some of the more important risk factors that could materially affect the Firm’s financial condition and operations. Other factors that could affect the Firm’s business and operations are discussed in the “Forward-looking statements” section on page 101. However, factors besides those discussed below, in the MD&A or elsewhere in this or other of the Firm’s reports filed or furnished with the SEC, also could adversely affect the Firm. The reader should not consider any descriptions of such factors to be a complete set of all potential risks that could affect the Firm.

JPMorgan Chase’s results of operations could be adversely affected by U.S. and international markets and economic conditions.

U.S. and global financial markets and economic conditions have a significant impact on the Firm’s businesses. Factors such as the liquidity of the global financial markets; the level and volatility of debt and equity prices, interest rates and commodities prices; investor sentiment; inflation; the availability and cost of capital and credit; and the degree to which U.S. or international economies are expanding or experiencing recessionary pressures can affect significantly the activity level of clients with respect to size, number and timing of transactions involving the Firm’s investment and commercial banking businesses, including its underwriting and advisory businesses. These factors also can affect the realization of cash returns from the Firm’s private equity business. A market downturn can lead to a decline in the volume of transactions that the Firm executes for its customers and, therefore, lead to a decline in the revenue the Firm receives from trading commissions and spreads. Lower market volatility reduces trading and arbitrage opportunities, which could lead to lower trading revenue. Higher interest rates, widening credit spreads or less liquidity or other weakness in the markets also could adversely affect the number or size of underwritings the Firm manages on behalf of clients and affect the willingness of financial sponsors or investors to participate in loan syndications or underwritings managed by JPMorgan Chase.

The Firm generally maintains large trading portfolios in the fixed income, currency, commodity and equity markets and has significant investment positions, including merchant banking investments held by its private equity business. The revenue derived from mark-to-market values of the Firm’s businesses are affected by many factors, including its credit standing; its success in proprietary positioning; volatility in interest rates and equity, debt and commodities markets; credit spreads and availability of liquidity in the capital markets, and other economic and business factors. JPMorgan Chase anticipates that revenue relating to its trading will continue to experience volatility and there can be no assurance that such volatility relating to the above factors or other conditions could not materially adversely affect the Firm’s earnings.

The fees JPMorgan Chase earns for managing third-party assets are also dependent upon general economic conditions. For example, a higher level of U.S. or non-U.S. interest rates or a downturn in trading markets could affect the valuations of the third-party assets managed by, or held in custody of, the Firm, which, in turn, could affect the Firm’s revenue. Moreover, even in the absence of a market downturn, below-market or sub-par performance by JPMorgan Chase’s investment management businesses could result in outflows of assets under management and supervision and, therefore, reduce the fees the Firm receives.

The credit quality of JPMorgan Chase’s on– and off–balance sheet assets may also be affected by economic conditions. In a poor economic environment there is a greater likelihood that more of the Firm’s customers or counterparties could become delinquent on their loans or other obligations to JPMorgan Chase which, in turn, could result in a higher level of charge-offs and provision for credit losses, or requirements that the Firm purchase assets or provide other funding, any of which could adversely affect the Firm’s financial condition.

The Firm’s consumer businesses are particularly affected by domestic economic conditions. Such conditions include U.S. interest rates; the rate of unemployment; housing prices; the level of consumer confidence; changes in consumer spending; and the number of personal bankruptcies, among others. Certain changes to these conditions can diminish demand for the consumer businesses’ products and services, or increase the cost to provide such products and services. In addition, adverse economic conditions, such as declines in home prices, could lead to an increase in mortgage and other loan delinquencies and higher net charge-offs, which can adversely affect the Firm’s earnings.

Sudden illiquidity in markets or other abrupt changes in markets or economic indicators can adversely affect any or all of the Firm’s businesses. For example, sudden declines in liquidity or prices of certain loans and securities may make it more difficult to value certain Firm balance sheet items, which may lead to the possibility that such valuations will be subject to further change or adjustment and could lead to declines in the Firm’s earnings.

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

The Firm also faces an increasing array of competitors. Competitors include other banks, brokerage firms, investment banking companies, merchant banks, insurance companies, mutual fund companies, credit card companies, mortgage banking companies, hedge funds, trust companies, securities processing companies, automobile financing companies, leasing companies, e-commerce and other Internet-based companies, and a variety of other financial services and advisory companies. Technological advances and the growth of e-commerce have made it possible for nondepository institutions to offer products and services that traditionally were banking products, and for financial institutions and other companies to provide electronic and Internet-based financial solutions, including electronic securities trading. JPMorgan Chase’s businesses generally compete on the basis of the quality and variety of its products and services, transaction execution, innovation, reputation and price. Ongoing or increased competition in any one or all of these areas may put downward pressure on prices for the Firm’s products and services or may cause the Firm to lose market share. Increased competition also may require the Firm to make additional capital investment in its businesses in order to remain competitive. These investments may increase expense or may require the Firm to extend more of its capital on behalf of clients in order to execute larger, more competitive transactions. There can be no assurance that the significant and increasing competition in the financial services industry will not materially adversely affect JPMorgan Chase’s future results of operations.

JPMorgan Chase’s acquisitions and integration of acquired businesses may not result in all of the benefits anticipated.

The Firm has in the past and may in the future seek to grow its business by acquiring other businesses. There can be no assurance that the Firm’s acquisitions will have the anticipated positive results, including results relating to: the total cost of integration; the time required to complete the integration; the amount of longer-term cost savings; the overall performance of the combined entity; or improved price for the Firm’s common stock. Integration of an acquired business can be complex and costly, sometimes including combining relevant accounting and data processing systems and management controls, as well as managing relevant relationships with employees, clients, suppliers and other business partners.

There is no assurance that JPMorgan Chase’s most recent acquisitions or that any businesses acquired in the future will be successfully integrated and will result in all of the positive benefits anticipated. If JPMorgan Chase is not able to integrate successfully its acquisitions, the Firm’s results of operations could be materially adversely affected.

JPMorgan Chase relies on its systems, employees and certain counterparties, and certain failures could materially adversely affect the Firm’s operations.

The Firm’s businesses are dependent on its ability to process, record and monitor a large number of increasingly complex transactions. If any of the Firm’s financial, accounting, or other data processing systems fail or have other significant shortcomings, the Firm could be materially adversely affected. The Firm is similarly dependent on its employees. The Firm could be materially adversely affected if a Firm employee causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates the Firm’s operations or systems. Third parties with which the Firm does business could also be sources of operational risk to the Firm, including relating to breakdowns or failures of such parties’ own systems or employees. Any of these occurrences could result in a diminished ability of the Firm to operate one or more of its businesses, potential liability to clients, reputational damage and regulatory intervention, any of which could materially adversely affect the Firm.

If personal, confidential or proprietary information of customers or clients in the possession of the Firm were to be mishandled or misused the Firm could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of the Firm’s systems, employees, or counterparties, or where such information is intercepted or otherwise inappropriately taken by third parties.

The Firm may be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control, which may include, for example, computer viruses or electrical or telecommunications outages, natural disasters or other damage to property or physical assets, or events arising from local or larger scale politics, including terrorist acts. Such disruptions may give rise to losses in service to customers and loss or liability to the Firm.

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

JPMorgan Chase’s international operations are subject to risk of loss from unfavorable economic, political, legal and other developments.

JPMorgan Chase’s businesses and revenue are subject to the risks inherent in maintaining international operations and in investing and trading in securities of companies worldwide. These risks include, among others, risk of loss from various unfavorable political, economic, legal or other developments, including social or political instability, changes in governmental policies or policies of central banks, expropriation, nationalization, confiscation of assets, price controls, capital controls and changes in legislation relating to non-U.S. ownership. Further, various countries in which the Firm operates or invests, or in which it may do so in the future, have in the past experienced severe economic disruptions, including extreme currency fluctuations, high inflation, or low or negative growth, among other negative conditions. Crime, corruption and a lack of an established legal framework are additional challenges in some of these countries, particularly in the emerging markets. Revenue from international operations and trading in non-U.S. securities may be subject to negative fluctuations as a result of the above considerations. The impact of these fluctuations could be accentuated as some trading markets are smaller, less liquid and more volatile than larger markets. Also, any of the above-mentioned events or circumstances in one country can, and has in the past, affected Firm operations and investments in another country or countries.

The emergence of a widespread health emergency or pandemic also could create economic or financial disruption that could negatively affect the Firm’s revenue and operations or impair its ability to manage its businesses in certain parts of the world.

Thus, there can be no assurance the Firm will not suffer losses in the future arising from unfavorable economic, political, legal or other international events.

Damage to the Firm’s reputation could damage the Firm’s businesses.

Maintaining a positive reputation for the Firm is critical to the Firm attracting and maintaining customers, investors and employees. Damage to its reputation can therefore cause significant harm to the Firm’s business and prospects. Harm to the Firm’s reputation can arise from numerous sources, including, among others, employee misconduct, litigation or regulatory outcomes, failing to deliver minimum standards of service and quality, compliance failures, unethical behavior, and the activities of customers and counterparties. Further, negative publicity regarding the Firm, whether or not true, may also result in harm to the Firm’s prospects.

The Firm could suffer significant reputational harm if the Firm acts when it has, or is thought to have, conflicts of interest. For example, if the Firm does not properly manage among its various businesses

5

Part I

and roles the flow of material non-public information of its clients, it could suffer reputational harm that could negatively affect its business and profitability. Management of potential conflicts of interests has become increasingly complex as the Firm expands its activities among its numerous transactions, obligations, holdings and clients. Therefore, there can be no assurance that conflicts of interest will not arise in the future that could cause material harm to the Firm.

JPMorgan Chase operates within a highly regulated industry and its business and results are significantly affected by the regulations to which it is subject.

JPMorgan Chase operates within a highly regulated environment. The regulations to which the Firm is subject will continue to have a significant impact on the Firm’s operations and the degree to which it can grow and be profitable.

Certain regulators which supervise the Firm have significant power in reviewing the Firm’s operations and approving its business practices. These powers include the ability to place limitations or conditions on activities in which the Firm engages or intends to engage. Particularly in recent years, the Firm’s businesses have experienced increased regulation and regulatory scrutiny, often requiring additional Firm resources. In addition, as the Firm expands its international operations, its activities will become subject to an increasing range of non-U.S. laws and regulations that impose new requirements and limitations on the Firm’s operations. Further, there is no assurance that any change to the current regulatory requirements to which JPMorgan Chase is subject, or the way in which such regulatory requirements are interpreted or enforced, will not have a negative effect on the Firm’s ability to conduct its business or its results of operations.

JPMorgan Chase faces significant legal risks, both from regulatory investigations and proceedings and from private actions brought against the Firm.

JPMorgan Chase is named as a defendant or is otherwise involved in various legal proceedings, including class actions and other litigation or disputes with third parties, as well as investigations or proceedings brought by regulatory agencies. Actions brought against the Firm may result in judgments, settlements, fines, penalties or other results adverse to the Firm, which could materially adversely affect the Firm’s business, financial condition or results of operation, or cause it serious reputational harm. Particularly as a participant in the financial services industry, it is likely the Firm will continue to experience a high level of litigation and regulatory investigations related to its businesses and operations.

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

Government monetary policies and economic controls may have a significant adverse effect on JPMorgan Chase’s businesses and results of operations.

The Firm’s businesses and earnings are affected by the fiscal and other policies that are adopted by various regulatory authorities of the United States, non-U.S. governments and international agencies.

For example, policies and regulations of the Federal Reserve Board influence, directly and indirectly, the rate of interest paid by commercial banks on their interest-bearing deposits and also may affect the value of financial instruments held by the Firm. The actions of the Federal Reserve Board also determine to a significant degree the Firm’s cost of funds for lending and investing. In addition, these policies and conditions can adversely affect the Firm’s current and potential customers and counterparties, both in the United States and abroad, which may increase the risk that such customers or counterparties default on their obligations to JPMorgan Chase or have diminished demand for the Firm’s products and services.

JPMorgan Chase’s framework for managing its risks may not be effective in mitigating risk and loss to the Firm.

The Firm’s risk management framework seeks to mitigate risk and loss to the Firm. Types of risk to which the Firm is subject include liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and fiduciary risk, reputational risk and private equity risk, among others. However, as with any risk management framework, there are inherent limitations to the Firm’s risk management strategies as there may exist, or develop in the future, risks that the Firm has not appropriately anticipated or identified. If the Firm’s risk management framework proves ineffective, the Firm could suffer unexpected losses and could be materially adversely affected.

Many of the Firm’s hedging strategies and other risk management techniques have a basis in historic market behavior, and all such strategies and techniques are based to some degree on management’s subjective judgment. For example, many models used by the Firm are based on assumptions regarding correlations among prices of various asset classes or other market indicators. In times of market stress or other unforeseen circumstances, previously uncorrelated indicators may become correlated, or conversely, previously correlated indicators may make unrelated movements. In the past, sudden market movements or unanticipated or unidentified market or economic movements have in some circumstances limited the effectiveness of the Firm’s risk management strategies, causing the Firm to incur losses. This may occur again in the future. In addition, as the Firm’s businesses grow and the markets in which they operate continue to evolve, the Firm’s risk management framework may not always keep sufficient pace with those changes. For example, there is the risk that the credit and market risks associated with new products or new business strategies may not be appropriately identified, monitored or managed. There can be no assurance that the Firm’s risk management framework, including its underlying assumptions or strategies, will at all times be accurate and effective.

Finally, the Firm’s risk management strategies may not be effective because in a difficult or less liquid market environment other market participants may be attempting to use the same or similar strategies to deal with the difficult market conditions. In such circumstances, it may be difficult for the Firm to reduce its risk positions due to the activity of such other market participants.

If JPMorgan Chase does not effectively manage its liquidity, its business could be negatively affected.

The Firm’s liquidity is critical to its ability to operate its businesses, grow and be profitable. A compromise to the Firm’s liquidity can have a significant negative effect on the Firm. Some potential conditions that could negatively affect the Firm’s liquidity include illiquid or volatile markets, diminished access to capital markets, unforeseen cash or capital requirements (including, among others, commitments to special purpose entities (“SPEs”) or other entities that may be triggered) and difficulty or inability to sell assets. These conditions may be caused by events over which the Firm has little or no control, including, for example, sudden or unanticipated contraction of the credit or other market or economic downturns. Further, in a period of difficult credit or other markets, the Firm may be forced to fund its operations at a higher cost or it may be unable to raise as much funding as it needs to support its business activities. This could cause the Firm to curtail its business activities while incurring higher costs for funding.

The credit ratings of the Firm and JPMorgan Chase Bank, N.A. are important in order to maintain the Firm’s liquidity. A reduction in the Firm’s credit ratings, depending on the severity, could potentially increase borrowing costs, limit access to capital markets, require cash payments or collateral posting, and permit termination of certain contracts to which the Firm is a party. Reduction in the ratings of certain SPEs or other entities to which the Firm has a funding or other commitment could also negatively affect the Firm’s liquidity where such ratings changes lead, directly or indirectly, to the Firm being required to purchase assets or otherwise provide funding.

As a holding company, JPMorgan Chase relies on the earnings of its subsidiaries for its cash flow and consequent ability to pay dividends and satisfy its obligations. These payments by subsidiaries may take the form of dividends, loans or other payments. Several of the Firm’s principal subsidiaries are subject to capital adequacy requirements or other regulatory or contractual restrictions on their ability to provide such payments. Limitations in the payments the Firm receives from its subsidiaries could negatively affect the Firm’s liquidity position.

The Firm could be negatively affected in a situation in which other financial institutions are negatively impacted.

The Firm could be affected by the actions and commercial soundness of other financial services institutions. Financial services institutions that deal with each other are interrelated as a result of trading, clearing, counterparty, or other relationships. While the Firm has exposure to many different industries and counterparties, it routinely executes a high volume of transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds and other institutional clients, resulting in a significant credit concentration with respect to the financial services industry overall. As a result, a default by, or even concerns about, one or more financial services institutions could lead to significant market-wide liquidity problems, or losses or defaults by other institutions, including the Firm.

Derivative and other transactions may expose the Firm to unexpected risk and potential losses.

The Firm is party to numerous derivative and other transactions, including transactions that require the physical settlement or delivery of securities, commodities or other obligations the Firm does not own. If the Firm is not able to obtain those securities, commodities or other obligations within the required timeframe for delivery, this could cause the Firm to forfeit payments otherwise due to it and could result in settlement delays which could damage the Firm’s reputation and ability to transact future business.

Derivative and other transactions entered into with third parties are not always confirmed by counterparties on a timely basis. While a transaction remains unconfirmed, the Firm is subject to heightened credit and operational risk and in the event of a default the Firm may find the contract more difficult to enforce. In addition, as new and more complex derivative products are created, disputes regarding the terms of the underlying contracts could arise, which could force the Firm to incur unexpected costs and impair its ability to manage effectively its risk exposures from these products.

The Firm’s commodities activities are subject to extensive regulation, potential catastrophic events and environmental risks and regulation that may expose it to significant cost and liability.

In connection with the commodities activities of the Firm’s Investment Bank, the Firm engages in the storage, transportation, marketing or trading of several commodities, including metals, agricultural products, crude oil, oil products, natural gas, electric power, emission credits, coal, freight, and related products and indices. As a result of these activities, the Firm is subject to extensive and evolving energy, commodities, environmental, and other governmental laws and regulations. The Firm expects laws and regulations affecting its commodities business to expand in scope and complexity. The Firm may incur substantial costs in complying with current or future laws and regulations and the failure to comply with these laws and regulations may result in substantial civil and criminal fines and penalties. The Firm’s commodities business also further exposes it to the risk of unforeseen and catastrophic events, including natural disasters, leaks, spills, explosions, release of toxic substances, fires, accidents on land and at sea, wars, and terrorist attacks that could result in personal injuries, loss of life, property damage, and suspension of operations. The Firm attempts to mitigate its risks but its actions may not prove adequate to address every contingency. In addition, insurance covering some of these risks may not be available, and the proceeds, if any, from insurance recovery may not be adequate to cover liabilities with respect to particular incidents. As a result, the Firm’s financial condition and results of operations may be adversely affected by such events.

The Firm’s financial statements are based in part on assumptions and estimates which, if wrong, could cause unexpected losses in the future.

Pursuant to accounting principles generally accepted in the United States of America (“U.S. GAAP”), the Firm is required to use certain assumptions and estimates in preparing its financial statements, including in determining credit loss reserves, reserves related to litigations and the fair value of certain assets and liabilities, among other items. If assumptions or estimates underlying the Firm’s financial statements are incorrect, the Firm may experience material losses.

For example, the Firm makes judgments in connection with its consolidation analysis of its SPEs. If it is later determined that non-consolidated SPEs should be consolidated, this could negatively affect the Firm’s Consolidated balance sheet, related funding, requirements, capital ratios and, if the SPEs’ assets include unrealized losses, could require the Firm to recognize those losses.

Part I

Certain of the Firm’s financial instruments, including trading assets and liabilities, available-for-sale (“AFS”) securities, certain loans, mortgage servicing rights (“MSRs”), private equity investments, structured notes and certain repurchase and resale agreements, among other items, require a determination of their fair value in order to prepare the Firm’s financial statements. Where quoted market prices are not available, the Firm may make fair value determinations based on internally developed models or other means which ultimately rely to some degree on management judgment. Some of these and other Firm assets and liabilities may have no direct observable price levels, making their valuation particularly subjective, being based on significant estimation and judgment.

Item 1B: Unresolved SEC Staff comments

None.

Item 2: Properties

The headquarters of JPMorgan Chase is located in New York City at 270 Park Avenue, which is a 50-story office building owned by JPMorgan Chase. This location contains approximately 1.3 million square feet of space. The building is currently undergoing a major renovation in five stages. The design seeks to attain the highest sustainability rating for renovations of existing buildings under the Leadership in Energy and Environmental Design “LEED” Green Building Rating System. The renovation of the top 10 floors of the building is expected to be completed in the second quarter of 2008 with the other stages to follow in the multi-year program.

JPMorgan Chase is currently planning to construct a new investment bank headquarters building containing approximately 1.3 million square feet of office space to be located at a site in the World Trade Center complex in New York City. As currently planned, the building will have up to eight trading floors of approximately 55,000 square feet each and is expected to be completed in 2013. The building design will strive to achieve the highest sustainability certification under the LEED program. Final negotiations of the arrangements for this project are continuing with the Port Authority of New York and New Jersey which controls the site.

In total, JPMorgan Chase owned or leased approximately 10.6 million square feet of commercial office space and retail space in New York City in 2007. JPMorgan Chase and its subsidiaries also own or lease significant administrative and operational facilities in Houston and Dallas, Texas (an aggregate 4.5 million square feet); Chicago, Illinois (4.0 million square feet); Columbus, Ohio (2.7 million square feet); Phoenix, Arizona (1.4 million square feet); Jersey City, New Jersey (1.2 million square feet); Wilmington, Delaware (1.0 million square feet); and 3,152 retail branches in 17 states. The Firm occupies approximately 57.6 million total square feet of space in the United States.

In the United Kingdom, JPMorgan Chase currently leases approximately 2.3 million square feet of office space and owns a 360,000 square-foot operations center. JPMorgan is currently planning to construct a new headquarters building for its investment bank at a site it has secured in the City of London. As currently planned, the building will contain approximately 1.0 million square feet of space and will have up to five trading floors of approximately 69,000 square feet each. Completion is expected in 2012. The building design will strive to achieve the highest environmental efficiency rating under the BRE

Environmental Assessment Method, “BREEAM”, which is the prevailing building environmental assessment rating system used in the United Kingdom. The Firm occupies approximately 3.3 million total square feet of space in the United Kingdom, Europe and the Middle East.

In addition, JPMorgan Chase and its subsidiaries occupy offices and other administrative and operational facilities in the Asia Pacific region, Latin America and Canada under various types of ownership and leasehold agreements, aggregating approximately 2.2 million total square feet of space. The properties occupied by JPMorgan Chase are used across all of the Firm’s business segments and for corporate purposes.

JPMorgan Chase continues to evaluate its current and projected space requirements and may determine from time to time that certain of its premises and facilities are no longer necessary for its operations. There is no assurance that the Firm will be able to dispose of any such excess premises or that it will not incur charges in connection with such dispositions. Such disposition costs may be material to the Firm’s results of operations in a given period. For a discussion of occupancy expense, see the Consolidated results of operations discussion on pages 33–34.

Item 3: Legal proceedings

Enron litigation. JPMorgan Chase and certain of its officers and directors are involved in a number of lawsuits arising out of its banking relationships with Enron Corp., and its subsidiaries (“Enron”). Several actions and other proceedings against the Firm have been resolved, including adversary proceedings brought by Enron’s bankruptcy estate. In addition, as previously reported, the Firm has reached an agreement to settle the lead class action litigation brought on behalf of the purchasers of Enron securities, captioned Newby v. Enron Corp., for $2.2 billion (pretax). Approval of the Newby settlement and the order of final judgment and dismissal as to the JPMorgan Chase defendants is now final. The last step in the settlement process is approval of a plan of allocation of the settlement proceeds to the settlement class, and the court is scheduled to hear plaintiffs’ motion to approve such a plan of allocation on February 29, 2008.

The Newby settlement does not resolve Enron-related actions filed separately by plaintiffs who opted out of the class action or by certain plaintiffs who are asserting claims not covered by that action. Some of these other actions have been settled separately. The remaining Enron-related actions include three actions against the Firm by plaintiffs who were lenders or claim to be successors-in-interest to lenders who participated in Enron credit facilities co-syndicated by the Firm; individual and putative class actions by Enron investors, creditors and counterparties; and third-party actions brought by defendants in Enron-related cases, alleging federal and state law claims against JPMorgan Chase and many other defendants. Fact and expert discovery in the actions described in this paragraph is complete. Plaintiffs in the bank lender cases have moved for partial summary judgment, and JPMorgan Chase has moved for summary judgment and/or partial judgment on the pleadings. The three bank lender cases have been transferred to the United States District Court for the Southern District of New York.

In March 2006, two plaintiffs filed complaints in New York Supreme Court against JPMorgan Chase alleging breach of contract, breach of implied duty of good faith and fair dealing and breach of fiduciary duty based upon the Firm’s role as Indenture Trustee in connection with two indenture agreements between JPMorgan Chase and Enron. The Firm removed both actions to the United States District Court for the Southern District of New York. The federal court dismissed one of these cases and remanded the other to New York State court. JPMorgan Chase filed a motion to dismiss plaintiffs’ amended complaint in State court on May 24, 2007. Plaintiffs withdrew their claims for breach of the implied duty of good faith and fair dealing and tortious interference with contract, and the Court denied the motion to dismiss on the remaining claims. JPMorgan Chase filed its notice of appeal of the court’s denial of the motion to dismiss on December 12, 2007.

In a purported, consolidated class action lawsuit by JPMorgan Chase stockholders alleging that the Firm issued false and misleading press releases and other public documents relating to Enron in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, the United States District Court for the Southern District of New York dismissed the lawsuit in its entirety without prejudice in March 2005. Plaintiffs filed an amended complaint in May 2005. The Firm moved to dismiss the amended complaint, which the court granted with prejudice on March 28, 2007. Plaintiffs appealed the dismissal, which is fully briefed and pending in front of the United States Court of Appeals for the Second Circuit.

A shareholder derivative action was filed against current and former directors of JPMorgan Chase asserting that the Board wrongfully refused plaintiff’s demand that it bring suit against current and former directors and senior officers of the company to recover losses allegedly suffered by JPMorgan Chase and its affiliates as a result of various alleged activities, including but not limited to Enron. The complaint asserts derivative claims for breach of fiduciary duty, gross mismanagement, and corporate waste and asserts a violation of Section 14(a) of the Securities Exchange Act of 1934. On October 11, 2006, defendants filed a motion to dismiss the complaint. On February 14, 2007, the court granted defendants’ motion to dismiss the complaint without leave to replead. Plaintiffs appealed the dismissal, which is fully briefed and pending in front of the United States Court of Appeals for the Second Circuit.

A putative class action on behalf of JPMorgan Chase employees who participated in the Firm’s 401(k) plan alleged claims under the Employee Retirement Income Security Act (“ERISA”) for alleged breaches of fiduciary duties and negligence by JPMorgan Chase, its directors and named officers. In August 2005, the United States District Court for the Southern District of New York denied plaintiffs’ motion for class certification and ordered some of plaintiffs’ claims dismissed. In September 2005, the Firm moved for summary judgment seeking dismissal of this ERISA lawsuit in its entirety and, in September 2006, the court granted summary judgment in part, and ordered plaintiffs to show cause as to why the remaining claims should not be dismissed. On December 27, 2006, the court dismissed the case with prejudice. Plaintiffs appealed the dismissal, which is fully briefed and pending in front of the United States Court of Appeals for the Second Circuit.

IPO allocation litigation. Beginning in May 2001, JPMorgan Chase and certain of its securities subsidiaries were named, along with numerous other firms in the securities industry, as defendants in a large number of putative class action lawsuits filed in the United States District Court for the Southern District of New York. These suits allege improprieties in the allocation of securities in various public offerings, including some offerings for which a JPMorgan Chase entity served as an underwriter. They also allege violations of securities and antitrust laws arising from alleged material misstatements and omissions in registration statements and prospectuses for the initial public offerings (“IPOs”) and alleged market manipulation with respect to aftermarket transactions in the offered securities. The securities lawsuits allege, among other things, misrepresentation and market manipulation of the aftermarket trading for these offerings by tying allocations of shares in IPOs to undisclosed excessive commissions paid to the underwriter defendants, including JPMorgan Securities Inc. (“JPMSI”) and to required aftermarket purchase transactions by customers who received allocations of shares in the respective IPOs, as well as allegations of misleading analyst reports. The antitrust lawsuits allege an illegal conspiracy to require customers, in exchange for IPO allocations, to pay undisclosed and excessive commissions and to make aftermarket purchases of the IPO securities at a price higher than the offering price as a precondition to receiving allocations. The securities cases were all assigned to one judge for coordinated pre-trial proceedings, and the antitrust cases were all assigned to another judge.

On February 13, 2003, the United States District Court for the Southern District of New York (“the District Court”) denied the motions of JPMSI and others to dismiss the securities complaints. On October 13, 2004, the District Court granted in part plaintiffs’ motion to certify classes in six “focus” cases in the securities litigation. On December 5, 2006, the United States Court of Appeals for the Second Circuit reversed and vacated the District Court’s class certification ruling. On January 5, 2007, plaintiffs filed a petition for rehearing and rehearing en banc in the Second Circuit. On April 6, 2007, the Second Circuit panel denied the rehearing petition. On May 18, 2007, the Second Circuit entered an order reaffirming its April 6, 2007 denial of plaintiffs’ petition for panel rehearing. On May 30, 2007, the Second Circuit issued its Mandate, whereby the Court ordered that the judgment of the District Court be vacated and remanded for further proceedings in accordance with the Court’s December 5, 2006 opinion.

During a May 30, 2007 status conference before the District Court, plaintiffs orally moved for certification of revised classes in the six class certification focus cases. On August 14, 2007, plaintiffs filed Amended Master Allegations and second amended class action complaints in each of the six class certification focus cases. JPMSI is a named defendant in two of the focus cases. On September 27, 2007, plaintiffs filed a written motion and accompanying memorandum of law and expert reports seeking class certification in the six class certification focus cases. Briefing on the class certification motion was completed in February 2008. In addition, on November 14, 2007, underwriter defendants in the six class certification focus cases moved to dismiss the amended complaints in these cases. Briefing on that motion was completed by the end of January 2008. The parties are also engaged in class certification discovery including production of documents and depositions.

On February 15, 2005, the District Court in the securities cases preliminarily approved a proposed settlement of plaintiffs’ claims against 298 of the issuer defendants in these cases and a fairness hearing on the proposed settlement was held on April 24, 2006. Pursuant to the proposed issuer settlement, the insurers for the settling issuer defendants, among other things, (1) agreed to guarantee that the plaintiff classes will recover at least $1 billion from the underwriter defendants in the IPO securities and antitrust cases and to pay any shortfall, and (2) conditionally assigned to the plaintiffs any claims related to any

Part I

“excess compensation” allegedly paid to the underwriters by their customers for allocations of stock in the offerings at issue in the IPO litigation. Following the Second Circuit’s December 5, 2006 class certification decision, the issuer defendants raised the question with the District Court as to whether the proposed issuer settlement classes could be certified. By stipulation dated June 22, 2007, and so ordered on June 25, 2007, the proposed settlement of plaintiffs’ claims against 298 of the issuer defendants in these cases was terminated.

Joseph P. LaSala, the trustee designated by plaintiffs to act as assignee of such issuer excess compensation claims, filed complaints purporting to allege state law claims on behalf of certain issuers against certain underwriters, including JPMSI (the “LaSala Actions”), together with motions to stay proceedings in each case. Those cases were all dismissed during 2007.

With respect to the IPO antitrust lawsuits, on November 3, 2003, the District Court granted defendants’ motion to dismiss the claims relating to the IPO allocation practices in the IPO Allocation Antitrust Litigation. On September 28, 2005, the United States Court of Appeals for the Second Circuit reversed, vacated and remanded the District Court’s November 3, 2003, dismissal decision. On June 18, 2007, the United States Supreme Court reversed the Second Circuit’s reversal of the District Court’s November 3, 2003 dismissal decision, thereby holding that the cases must be dismissed. On August 13, 2007, the United States Court of Appeals for the Second Circuit issued an order on remand of the matter from the United States Supreme Court, vacating its previous decision and affirming the District Court’s November 3, 2003 dismissal of the IPO antitrust cases.

Beginning in October 2007, certain JPMorgan Chase entities were named, along with numerous other firms in the securities industry, as defendants in 23 lawsuits filed by plaintiff Vanessa Simmonds in the United States District Court for the Western District of Washington. These suits allege that defendants, underwriters of various initial public offerings (“IPOs”), profited from transactions in the IPO issuers’ securities by engaging in such transactions within a period of less than six months following the effective date of the relevant IPO, in violation of Section 16(b) of the Securities Exchange Act of 1934. The suits also allege that defendants engaged in a scheme to share in the profits of their customers’ transactions in the issuers’ stocks and also engaged in “laddering” and other activities with the objective of inflating the aftermarket price of the issuers’ stocks. These suits seek disgorgement of all profits, with interest, from the defendants’ alleged “short-swing” transactions. All of these cases have been assigned to a single judge. The parties are in the process of negotiating a schedule concerning the filing of amended complaints and the defendants' time to respond to the amended complaints.

National Century Financial Enterprises litigation. JPMorgan Chase, JPMorgan Chase Bank, N.A., JPMorgan Partners, Beacon Group, LLC and three former Firm employees have been named as defendants in more than a dozen actions filed in or transferred to the United States District Court for the Southern District of Ohio (the “MDL Litigation”). In the majority of these actions, Bank One, Bank One, N.A., and Banc One Capital Markets, Inc., also are named as defendants. JPMorgan Chase Bank, N.A., and Bank One, N.A., were also defendants in an action brought by The Unencumbered Assets Trust (“UAT”), a trust created for the benefit of the creditors of National Century Financial Enterprises, Inc., (“NCFE”) as a result of NCFE’s Plan of Liquidation in bankruptcy. These actions arose out of the November 2002 bankruptcy of NCFE. Prior to bankruptcy, NCFE provided financing to various healthcare providers through wholly owned special-purpose vehicles, including NPF VI and NPF XII, which purchased discounted accounts receivable to be paid under third-party insurance programs. NPF VI and NPF XII financed the purchases of such receivables primarily through private placements of notes (“Notes”) to institutional investors and pledged the receivables for, among other things, the repayment of the Notes. In the MDL Litigation, JPMorgan Chase Bank, N.A., is sued in its role as indenture trustee for NPF VI, which issued approximately $1 billion in Notes. Bank One, N.A., is sued in its role as indenture trustee for NPF XII, which issued approximately $2 billion in Notes. The three former Firm employees are sued in their roles as former members of NCFE’s board of directors (the “Defendant Employees”). JPMorgan Chase, JPMorgan Partners and Beacon Group, LLC, are claimed to be vicariously liable for the alleged actions of the Defendant Employees. Banc One Capital Markets, Inc., is sued in its role as co-manager for three note offerings made by NPF XII. Other defendants include the founders and key executives of NCFE, its auditors and outside counsel, and rating agencies and placement agents that were involved with the issuance of the Notes. Plaintiffs in these actions include institutional investors who purchased more than $2.7 billion in original face amount of asset-backed notes issued by NCFE. Plaintiffs allege that the trustees violated fiduciary and contractual duties, improperly permitted NCFE and its affiliates to violate the applicable indentures and violated securities laws by, among other things, failing to disclose the true nature of the NCFE arrangements. Plaintiffs further allege that the Defendant Employees controlled the Board and audit committees of the NCFE entities; were fully aware, or negligent in not knowing, of NCFE’s alleged manipulation of its books; and are liable for failing to disclose their purported knowledge of the alleged fraud to the plaintiffs. Plaintiffs also allege that Banc One Capital Markets, Inc., is liable for cooperating in the sale of securities based upon false and misleading statements. Motions to dismiss the complaints were filed on behalf of the Firm and its affiliates. In October 2006, the court in the MDL Litigation issued rulings on some of the motions to dismiss, granting the motions in part and denying the motions in part. The Firm has reached settlements (or a settlement-in-principle) with all plaintiffs in the MDL Litigation which claimed loss based on investment in NCFE Notes. In February 2006, the JPMorgan Chase entities, the Bank One entities, and the Defendant Employees reached a settlement with the holders of $1.6 billion face value of Notes (the “Arizona Noteholders”) and reached a separate agreement with the UAT for $50 million; in June 2006, the JPMorgan entities, the Bank One entities, and the Defendant Employees reached a settlement with holders of about $89 million face value of Notes (the “New York Pension Fund Noteholders”); in December 2007, the JPMorgan entities, the Bank One entities, and the Defendant Employees reached a settlement with ING Bank which held approximately $500 million face value of Notes. In February 2008, the JPMorgan entities, the Bank One entities and the Defendant Employees reached a settlement-in-principle with MetLife and with Lloyds TSB which collectively held approximately $249.6 million face value of Notes.

In addition to the lawsuits described above, the SEC has served subpoenas on JPMorgan Chase Bank, N.A., and Bank One, N.A., and has interviewed certain current and former employees. On April 25, 2005, the staff of the Midwest Regional Office of the SEC wrote to advise Bank One, N.A., that it is considering recommending that the SEC bring a civil injunctive action against Bank One, N.A., and a former employee alleging violations of the securities laws in connection with the role of Banc One, N.A., as indenture trustee for the NPF XII note program. On July 8, 2005, the staff of the Midwest Regional Office of the SEC wrote to advise that it is considering recommending that the SEC bring a civil injunctive action against two individuals, both former employees of the Firm’s affiliates, alleging violations of certain securities laws in connection with their role as former members of NCFE’s board of directors. On July 13, 2005, the staff further advised that it is considering recommending that the SEC also bring a civil injunctive action against the Firm in connection with the alleged activities of the two individuals as alleged agents of the Firm. Lastly, the United States Department of Justice is also investigating the events surrounding the collapse of NCFE, and the Firm is cooperating with that investigation.

In re JPMorgan Chase Cash Balance Litigation. On May 25, 2006, a Consolidated Class Action Complaint was filed in the United States District Court for the Southern District of New York against the JPMorgan Chase Retirement Plan and the predecessor plans of the JPMorgan Chase & Co. predecessor companies (together, the “Plans”) and the Firm’s Director of Human Resources. Plaintiffs filed a Corrected Consolidated Class Action Complaint on June 23, 2006. Plaintiffs’ claims are based upon alleged violations of ERISA arising from the conversion to and use of a cash balance formula under the Plans to calculate participants’ pension benefits. Specifically, plaintiffs allege that: (1) the conversion to and use of a cash balance formula under the Plans violated ERISA’s proscription against age discrimination (the “age discrimination claim”); (2) the conversion to a cash balance formula violated ERISA’s proscriptions against the backloading of pension benefits and created an impermissible forfeiture of accrued benefits (the “backloading and forfeiture claims”); and (3) defendants failed to adequately communicate to Plan participants the conversion to a cash balance formula and in general the nature of the Plan (the “notice claims”). In October 2006, the United States District Court for the Southern District of New York denied the Firm’s motion to dismiss the age discrimination and notice claims, but granted the Firm’s motion to dismiss the backloading and forfeiture claims.

On May 30, 2007, the United States District Court for the Southern District of New York certified a class in this action. The class includes current participants in the JPMorgan Chase Retirement Plan with claims relating to inadequate notice of plan changes for the current period back to January 1, 2002, and age discrimination claims going back as far as January 1, 1989. The class excludes former participants who have elected to receive a lump sum cash payment of their retirement benefits. The Court reserved the right to revisit class certification pending resolution of a similar case that is now before the United States Court of Appeals for the Second Circuit. On July 31, 2007, the Court denied Plaintiffs’ motions for reconsideration and certification of the May 30, 2007 Order. Fact discovery, which was limited to the period January 1, 2002, and thereafter, is now complete, and expert discovery is ongoing.

On August 17, 2007, a separate class action complaint, entitled Bilello v. JPMorgan Chase Retirement Plan, JPMorgan Chase Director of Human Resources, was filed in the United States District Court for the Southern District of New York asserting claims on behalf of a putative class of participants in the JPMorgan Chase Retirement Plan and certain predecessor retirement plans (The Cash Plan for Retirement of Chemical Bank and Certain Affiliates, The Retirement Plan of Chemical Bank and Certain Affiliated Companies, and The Retirement and Family

Benefits Plan of the Chase Manhattan Bank, N.A.; collectively the “JPMC Plan”), including notice claims that were excluded from the class in In re JPMorgan Chase Cash Balance Litigation. On November 16, 2007, the Firm filed a motion to dismiss. In lieu of responding to this motion, the plaintiff filed an amended complaint on December 21, 2007, reasserting the claims raised in the initial complaint and adding seven additional claims. Specifically, the plaintiff asserts that: (1) the JPMC Plan is impermissibly backloaded on other grounds; (2) defendants violated ERISA by failing to comply with a provision of the Internal Revenue Service Code; (3) the calculation of the accrued benefit of certain participants results in an impermissible forfeiture; and (4) defendants failed to provide requested plan-related documents, in violation of ERISA. In accordance with the Court’s scheduling order, defendants will file a motion to dismiss the amended complaint by February 25, 2008.

Interchange Litigation. On June 22, 2005, a group of merchants filed a putative class action complaint in the United States District Court for the District of Connecticut. The complaint alleges that VISA, MasterCard, Chase Bank USA, N.A., and JPMorgan Chase, as well as certain other banks, and their respective bank holding companies, conspired to set the price of interchange in violation of Section 1 of the Sherman Act. The complaint further alleges tying/bundling and exclusive dealing. Since the filing of the Connecticut complaint, other complaints have been filed in different United States District Courts challenging the setting of interchange, as well the associations’ respective rules. All cases have been consolidated in the Eastern District of New York for pretrial proceedings. An amended consolidated complaint was filed on April 24, 2006. Defendants filed a motion to dismiss all claims that predate January 1, 2004. On January 8, 2008, the Court granted the motion to dismiss these claims.

Plaintiffs filed a supplemental complaint challenging MasterCard’s 2006 initial public offering, alleging that the offering violates the Section 7 of the Clayton Act and that the offering was a fraudulent conveyance. Defendants filed a motion to dismiss both of those claims. That motion is pending. Discovery in the case is ongoing.

GIC Investigation. The New York field office of the Department of Justice’s Antitrust Division and the Philadelphia Regional Office of the Securities and Exchange Commission have been conducting parallel investigations of possible antitrust and securities violations in connection with the bidding or sale of guaranteed investment contracts and derivatives to municipal issuers. The principal focus of the investigations to date has been the period 2001 to 2005. The Firm is cooperating with the investigations and has produced documents and other information.

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

Part I

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

Item 4: Submission of matters to a vote of security holders

None.

Executive officers of the registrant

Name	Age	Positions and offices
	(at December 31, 2007)

James Dimon	51	Chairman of the Board since December 31, 2006, and President and Chief Executive Officer since December 31, 2005. He had been President and Chief Operating Officer from July 1, 2004, until December 31, 2005. Prior to the merger between JPMorgan Chase & Co. and Bank One Corporation (“the Merger”), he had been Chairman and Chief Executive Officer of Bank One Corporation.

Frank J. Bisignano	48	Chief Administrative Officer since December 2005. Prior to joining JPMorgan Chase, he had been Chief Executive Officer of Citigroup Inc.’s Global Transaction Services from 2002 until December 2005 and Chief Administrative Officer of Citigroup Inc.’s Global Corporate and Investment Bank from 2000 until 2002.

Steven D. Black	55	Co-Chief Executive Officer of the Investment Bank since March 2004, prior to which he had been Deputy Head of the Investment Bank.

John F. Bradley	47	Director of Human Resources since December 2005. He had been Head of Human Resources for Europe and Asia regions from April 2003 until December 2005, prior to which he was Human Resources executive for Technology and Operations since 2002.

Michael J. Cavanagh	41	Chief Financial Officer since September 2004, prior to which he had been Head of Middle Market Banking. Prior to the Merger, he had been Chief Administrative Officer of Commercial Banking and Chief Operating Officer of Middle Market Banking from 2003, and Treasurer from 2001 until 2003 at Bank One Corporation.

Stephen M. Cutler	46	General Counsel since February 2007. Prior to joining JPMorgan Chase, he was a partner and co-chair of the Securities Department at the law firm of WilmerHale since October 2005. Prior to joining WilmerHale, he had been Director of the Division of Enforcement at the U.S. Securities and Exchange Commission since October 2001.

William M. Daley	59	Head of Corporate Responsibility since June 2007 and Chairman of the Midwest Region since May 2004. Prior to joining JPMorgan Chase, he had been President of SBC Communications.

Ina R. Drew	51	Chief Investment Officer since February 2005, prior to which she was Head of Global Treasury.

Samuel Todd Maclin	51	Head of Commercial Banking since July 2004, prior to which he had been Chairman and CEO of the Texas Region and Head of Middle Market Banking.

Parts I and II

Jay Mandelbaum	45	Head of Strategy and Business Development. Prior to the Merger, he had been Head of Strategy and Business Development since September 2002 at Bank One Corporation. Prior to joining Bank One Corporation, he had been Vice Chairman and Chief Executive Officer of the Private Client Group of Citigroup Inc. subsidiary Salomon Smith Barney.

Heidi Miller	54	Chief Executive Officer of Treasury & Securities Services. Prior to the Merger, she had been Chief Financial Officer at Bank One Corporation since March 2002. Prior to joining Bank One Corporation, she had been Vice Chairman of Marsh, Inc.

Charles W. Scharf	42	Chief Executive Officer of Retail Financial Services. Prior to the Merger, he had been Head of Retail Banking from May 2002, prior to which he was Chief Financial Officer at Bank One Corporation.

Gordon A. Smith	49	Chief Executive Officer of Card Services since June 2007. Prior to joining JPMorgan Chase, he was with American Express Company for more than 25 years. From August 2005 until June 2007, he was president of American Express’ global commercial card business. Prior to that, he was president of the consumer card services group and was responsible for all consumer card products in the U.S.

James E. Staley	51	Chief Executive Officer of Asset Management.

William T. Winters	46	Co-Chief Executive Officer of the Investment Bank since March 2004, prior to which he had been Deputy Head of the Investment Bank and Head of Credit & Rate Markets.

Barry L. Zubrow	54	Chief Risk Officer since November 2007. Prior to joining JPMorgan Chase, he was a private investor and had been Chairman of the New Jersey Schools Development Authority since March 2006; from 1979 until November 2003 he held a variety of positions at The Goldman Sachs Group, including Chief Administrative Officer from 1999.

Unless otherwise noted, during the five fiscal years ended December 31, 2007, all of JPMorgan Chase’s above-named executive officers have continuously held senior-level positions with JPMorgan Chase or its predecessor institution, Bank One Corporation. There are no family relationships among the foregoing executive officers.

Part II

Item 5: Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities

The outstanding shares of JPMorgan Chase’s common stock are listed and traded on the New York Stock Exchange, the London Stock Exchange Limited and the Tokyo Stock Exchange. For the quarterly high and low prices of JPMorgan Chase’s common stock on the New York Stock Exchange for the last two years, see the section entitled “Supplementary information – Selected quarterly financial data (unaudited)” on page 179. For a comparison of the cumulative total return for JPMorgan Chase common stock with the comparable total return of the S&P 500 Index and the S&P Financial Index over the five-year period ended December 31, 2007, see “Five-year stock performance,” on page 26. JPMorgan Chase declared quarterly cash dividends on its common stock in the amount of $0.38 for the second, third and fourth quarters of 2007, and $0.34 per share for the first quarter of 2007 and for each quarter of 2006 and 2005. The common dividend payout ratio, based upon reported net income, was: 34% for 2007; 34% for 2006; and 57% for 2005. At January 31, 2008, there were 229,510 holders of record of JPMorgan Chase’s common stock. For information regarding securities authorized for issuance under the Firm’s employee stock-based compensation plans, see Item 12 on page 15.

On April 17, 2007, the Board of Directors authorized the repurchase of up to $10.0 billion of the Firm’s common shares. The new authorization commenced April 19, 2007, and replaced the Firm’s previous $8.0 billion repurchase program.

Part II

The actual amount of shares repurchased under the new $10.0 billion program will be subject to various factors, including market conditions; legal considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account goodwill and intangibles); internal capital generation; and alternative potential investment opportunities. The repurchase program does not include specific price targets or time tables; may be executed through open market purchases or privately negotiated transactions or utilizing Rule 10b5-1 programs; and may be suspended at any time. The Firm’s repurchases of equity securities during 2007 were as follows.

Stock repurchases

Year ended December 31, 2007	Total open market shares repurchased		Average price paid per share(a)	Dollar value of remaining authorized repurchase program(b) (in millions)
First quarter	80,906,259	#	$49.45	$1,212
Repurchases under the $8.0 billion program	8,043,500		49.06	—	(c)
Repurchases under the $10.0 billion program	28,633,286		51.71	8,519	(d)
Second quarter	36,676,786		51.13	8,519
Third quarter	47,020,200		45.42	6,384
October	2,170,000		46.55	6,283
November	1,237,100		43.22	6,229
December	197,500		44.39	6,221
Fourth quarter	3,604,600		45.29	6,221
Total for 2007	168,207,845	#	$48.60	$6,221

(a)	Excludes commission costs.
(b)	The amount authorized by the Board of Directors excludes commissions cost.
(c)	The unused portion of this program was cancelled when the replacement program was authorized.
(d)	Dollar value under new program of $10.0 billion.

In addition to the repurchases disclosed above, participants in the Firm’s stock-based incentive plans may have shares withheld to cover income taxes. Shares withheld to pay income taxes are repurchased pursuant to the terms of the applicable plan and not under the Firm’s share repurchase program. Shares repurchased pursuant to these plans during 2007 were as follows.

Year ended December 31, 2007	Total shares repurchased		Average price paid per share
First quarter	2,591,528	#	$49.99
Second quarter	84,218		48.70
Third quarter	28,764		49.73
October	1,113		46.07
November	4,151		45.61
December	—		—
Fourth quarter	5,264		45.71
Total for 2007	2,709,774	#	$49.94

Item 6: Selected financial data

For five-year selected financial data, see “Five-year summary of consolidated financial highlights (unaudited)” on page 26 and “Selected annual financial data (unaudited)” on page 180.

Item 7: Management’s discussion and analysis of financial condition and results of operations

Management’s discussion and analysis of the financial condition and results of operations, entitled “Management’s discussion and analysis,” appears on pages 27 through 100. Such information should be read in conjunction with the Consolidated financial statements and Notes thereto, which appear on pages 104 through 178.

Item 7A: Quantitative and qualitative disclosures about market risk

For information related to market risk, see the “Market risk management” section on pages 90 through 94.

Item 8: Financial statements and supplementary data

The Consolidated financial statements, together with the Notes thereto and the report of PricewaterhouseCoopers LLP dated February 20, 2008 thereon, appear on pages 103 through 178.

Supplementary financial data for each full quarter within the two years ended December 31, 2007, are included on page 179 in the table entitled “Supplementary information – Selected quarterly financial data (unaudited).” Also included is a “Glossary of terms” on pages 181–183.

Item 9: Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A: Controls and procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Firm’s management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective. See Exhibits 31.1 and 31.2 for the Certification statements issued by the Chairman and Chief Executive Officer and Chief Financial Officer.

Parts II and III

The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, in a firm as large and complex as JPMorgan Chase, lapses or deficiencies in internal controls may occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies – or even material weaknesses – in internal controls in the future. See page 102 for Management’s report on internal control over financial reporting. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.

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

December 31, 2007 (Shares in thousands)	Number of shares to be issued upon exercise of outstanding options/SARs	Weighted-average exercise price of outstanding options/SARs	Number of shares remaining available for future issuance under stock compensation plans
Employee stock-based incentive plans approved by shareholders	217,228#	$ 39.96	146,178#
Employee stock-based incentive plans not approved by shareholders	107,646	45.16	—
Total	324,874#	$ 41.68	146,178#

As indicated in the table above, all future shares will be issued under the shareholder-approved 2005 Long-Term Incentive Plan. For further information see Note 10 on pages 131–133.

Item 13: Certain relationships and related transactions, and Director independence

Information to be provided in Items 10, 11, 12, 13 and 14 of Form 10-K and not otherwise included herein is incorporated by reference to the Firm’s proxy statement.

Item 14: Principal accounting fees and services

See Item 13 above.

Part IV

Item 15: Exhibits, financial statement schedules

Exhibits, financial statement schedules

1.	Financial statements

The Consolidated financial statements, the Notes thereto and the report thereon listed in Item 8 are set forth commencing on page 104.

2.	Financial statement schedules

3.	Exhibits

3.1	Restated Certificate of Incorporation of JPMorgan Chase & Co., effective April 5, 2006 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed April 7, 2006).

3.2	By-laws of JPMorgan Chase & Co., effective July 17, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed July 17, 2007).

4.1(a)	Indenture, dated as of December 1, 1989, between Chemical Banking Corporation (now known as JPMorgan Chase & Co.) and The Chase Manhattan Bank (National Association) (succeeded by Deutsche Bank Trust Company Americas), as Trustee (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

4.1(b)	First Supplemental Indenture between JPMorgan Chase & Co. and Deutsche Bank Trust Company Americas, as Trustee, to the Indenture, dated December 1, 1989 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed November 7, 2007.)

4.2(a)	Indenture, dated as of April 1, 1987, as amended and restated as of December 15, 1992, between Chemical Banking Corporation (now known as JPMorgan Chase & Co.) and Morgan Guaranty Trust Company of New York (succeeded by U.S. Bank Trust National Association), as Trustee (incorporated by reference to Exhibit 4.3(a) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).

4.2(b)	Second Supplemental Indenture, dated as of October 8, 1996, between The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.) and First Trust of New York, National Association (succeeded by U.S. Bank Trust National Association), as Trustee, to the Indenture, dated as of April 1, 1987, as amended and restated as of December 15, 1992 (incorporated by reference to Exhibit 4.3(b) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).

4.2(c)	Third Supplemental Indenture, dated as of December 29, 2000, between The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of April 1, 1987, as amended and restated as of December 15, 1992 (incorporated by reference to Exhibit 4.3(c) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).

4.3	Indenture, dated as of May 25, 2001, between J.P. Morgan Chase & Co. and Bankers Trust Company (succeeded by Deutsche Bank Trust Company Americas), as Trustee (incorporated by reference to Exhibit 4(a)(1) to the amended Registration Statement on Form S-3, of J.P. Morgan Chase & Co. (File No. 333-52826) filed June 13, 2001).

4.4	Junior Subordinated Indenture, dated as of December 1, 1996, between The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.) and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.8(a) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

Other instruments defining the rights of security holders are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. JPMorgan Chase & Co. agrees to furnish copies of these instruments to the SEC upon request.

10.1	Deferred Compensation Plan for Non-Employee Directors of JPMorgan Chase & Co., as amended and restated July 2001 and as of December 31, 2004.

10.2	2005 Deferred Compensation Plan for Non-Employee Directors of JPMorgan Chase & Co., effective as of January 1, 2005.

10.3	Post-Retirement Compensation Plan for Non-Employee Directors of The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.), as amended and restated, effective May 21, 1996 (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

10.4	Deferred Compensation Program of JPMorgan Chase & Co. and Participating Companies, effective as of January 1, 1996 (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

10.5	2005 Deferred Compensation Program of JPMorgan Chase & Co., effective December 31, 2005 (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).

10.6	JPMorgan Chase & Co. 2005 Long-Term Incentive Plan (incorporated by reference to Appendix C of Schedule 14A of JPMorgan Chase & Co. (File No. 1-5805) filed April 4, 2005).

10.7	JPMorgan Chase & Co. 1996 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).

10.8	Key Executive Performance Plan of JPMorgan Chase & Co., as restated as of January 1, 2005 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).

10.9	Excess Retirement Plan of The Chase Manhattan Bank and Participating Companies, restated effective January 1, 2005 (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).

10.10	JPMorgan Chase & Co. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2006).

10.11	1995 J.P. Morgan & Co. Incorporated Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

10.12	Executive Retirement Plan of The Chase Manhattan Corporation and Certain Subsidiaries (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).

10.13	Benefit Equalization Plan of The Chase Manhattan Corporation and Certain Subsidiaries (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).

10.14	Bank One Corporation Director Stock Plan, as amended (incorporated by reference to Exhibit 10(B) to the Form 10-K of Bank One Corporation (File No. 1-15323) for the year ended December 31, 2003).

10.15	Summary of Bank One Corporation Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).

10.16	Bank One Corporation Stock Performance Plan (incorporated by reference to Exhibit 10(A) to the Form 10-K of Bank One Corporation (File No. 1-15323) for the year ended December 31, 2002).

10.17	Bank One Corporation Supplemental Savings and Investment Plan, as amended (incorporated by reference to Exhibit 10(E) to the Form 10-K of Bank One Corporation (File No. 1-15323) for the year ended December 31, 2003).

10.18	Bank One Corporation Supplemental Personal Pension Account Plan, as amended (incorporated by reference to Exhibit 10(F) to the Form 10-K of Bank One Corporation (File No. 1-15323) for the year ended December 31, 2003).

10.19	Bank One Corporation Investment Option Plan (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).

10.20	Banc One Corporation Revised and Restated 1989 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

10.21	Banc One Corporation Revised and Restated 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2004).

10.22	Form of JPMorgan Chase & Co. Long-Term Incentive Plan Award Agreement of January 2005 stock appreciation rights (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).

10.23	JPMorgan Chase & Co. Long-Term Incentive Plan Award Agreement of January 2005 restricted stock units (incorporated by reference to Exhibit 10.1 to Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed April 11, 2005).

10.24	Form of JPMorgan Chase & Co. Long-Term Incentive Plan Award Agreement of October 2005 stock appreciation rights (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).

10.25	Form of JPMorgan Chase & Co. Long-Term Incentive Plan Award Agreement of January 22, 2008 stock appreciation rights.

10.26	Form of JPMorgan Chase & Co. Long-Term Incentive Plan Award Agreement of January 22, 2008 restricted stock units.

10.27	Form of JPMorgan Chase & Co. Long-Term Incentive Plan Award Agreement of January 22, 2008 stock appreciation rights for James Dimon.

12.1	Computation of ratio of earnings to fixed charges.

12.2	Computation of ratio of earnings to fixed charges and preferred stock dividend requirements.

21.1	List of Subsidiaries of JPMorgan Chase & Co.

22.1	Annual Report on Form 11-K of The JPMorgan Chase 401(k) Savings Plan for the year ended December 31, 2007, (to be filed pursuant to Rule 15d-21 under the Securities Exchange Act of 1934).

23.1	Consent of independent registered public accounting firm.

31.1	Certification.

31.2	Certification.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pages 18–24 not used

Financial:

26	Five-year summary of consolidated financial highlights

26	Five-year stock performance

Management’s discussion and analysis:

27	Introduction

28	Executive overview

31	Consolidated results of operations

36	Explanation and reconciliation of the Firm’s use of non-GAAP financial measures

38	Business segment results

61	Balance sheet analysis

63	Capital management

66	Off–balance sheet arrangements and contractual cash obligations

69	Risk management

70	Liquidity risk management

73	Credit risk management

90	Market risk management

94	Private equity risk management

94	Operational risk management

95	Reputation and fiduciary risk management

96	Critical accounting estimates used by the Firm

99	Accounting and reporting developments

100	Nonexchange-traded commodity derivative contracts at fair value

101	Forward-looking statements

Audited financial statements:

102	Management’s report on internal control over financial reporting

103	Report of independent registered public accounting firm

104	Consolidated financial statements

108	Notes to consolidated financial statements

Supplementary information:

179	Selected quarterly financial data

180	Selected annual financial data

181	Glossary of terms

JPMorgan Chase & Co./2007 Annual Report	25

FIVE-YEAR SUMMARY OF CONSOLIDATED FINANCIAL HIGHLIGHTS

JPMorgan Chase & Co.

(unaudited) (in millions, except per share, headcount and ratio data) As of or for the year ended December 31,									Heritage JPMorgan Chase only
	2007		2006		2005		2004(c)		2003
Selected income statement data
Total net revenue	$71,372		$61,999		$54,248		$42,736		$33,191
Provision for credit losses	6,864		3,270		3,483		2,544		1,540
Total noninterest expense	41,703		38,843		38,926		34,336		21,878
Income from continuing operations before income tax expense	22,805		19,886		11,839		5,856		9,773
Income tax expense	7,440		6,237		3,585		1,596		3,209
Income from continuing operations	15,365		13,649		8,254		4,260		6,564
Income from discontinued operations(a)	—		795		229		206		155
Net income	$15,365		$14,444		$8,483		$4,466		$6,719
Per common share
Basic earnings per share
Income from continuing operations	$4.51		$3.93		$2.36		$1.51		$3.24
Net income	4.51		4.16		2.43		1.59		3.32
Diluted earnings per share
Income from continuing operations	$4.38		$3.82		$2.32		$1.48		$3.17
Net income	4.38		4.04		2.38		1.55		3.24
Cash dividends declared per share	1.48		1.36		1.36		1.36		1.36
Book value per share	36.59		33.45		30.71		29.61		22.10
Common shares outstanding
Average: Basic	3,404	#	3,470	#	3,492	#	2,780	#	2,009	#
Diluted	3,508		3,574		3,557		2,851		2,055
Common shares at period-end	3,367		3,462		3,487		3,556		2,043
Share price(b)
High	$53.25		$49.00		$40.56		$43.84		$38.26
Low	40.15		37.88		32.92		34.62		20.13
Close	43.65		48.30		39.69		39.01		36.73
Market capitalization	146,986		167,199		138,387		138,727		75,025
Selected ratios
Return on common equity (“ROE”):
Income from continuing operations	13%		12%		8%		6%		15%
Net income	13		13		8		6		16
Return on assets (“ROA”):
Income from continuing operations	1.06		1.04		0.70		0.44		0.85
Net income	1.06		1.10		0.72		0.46		0.87
Tier 1 capital ratio	8.4		8.7		8.5		8.7		8.5
Total capital ratio	12.6		12.3		12.0		12.2		11.8
Overhead ratio	58		63		72		80		66
Selected balance sheet data (period-end)
Total assets	$1,562,147		$1,351,520		$1,198,942		$1,157,248		$770,912
Loans	519,374		483,127		419,148		402,114		214,766
Deposits	740,728		638,788		554,991		521,456		326,492
Long-term debt	183,862		133,421		108,357		95,422		48,014
Total stockholders’ equity	123,221		115,790		107,211		105,653		46,154
Headcount	180,667		174,360		168,847		160,968		96,367
(a)	On October 1, 2006, JPMorgan Chase & Co. completed the exchange of selected corporate trust businesses for the consumer, business banking and middle-market banking businesses of The Bank of New York Company Inc. The results of operations of these corporate trust businesses are being reported as discontinued operations for each of the periods presented.
(b)	JPMorgan Chase’s common stock is listed and traded on the New York Stock Exchange, the London Stock Exchange Limited and the Tokyo Stock Exchange. The high, low and closing prices of JPMorgan Chase’s common stock are from The New York Stock Exchange Composite Transaction Tape.
(c)	On July 1, 2004, Bank One Corporation merged with and into JPMorgan Chase. Accordingly, 2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

FIVE-YEAR STOCK PERFORMANCE

The following table and graph compare the five-year cumulative total return for JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”) common stock with the cumulative return of the S&P 500 Stock Index and the S&P Financial Index. The S&P 500 Index is a commonly referenced U.S. equity benchmark consisting of leading companies from different economic sectors. The S&P Financial Index is an index of 92 financial companies, all of which are within the S&P 500. The Firm is a component of both industry indices.

The following table and graph assumes simultaneous investments of $100 on December 31, 2002, in JPMorgan Chase common stock and in each of the above S&P indices. The comparison assumes that all dividends are reinvested.

December 31, (in dollars)	2002	2003	2004	2005	2006	2007
JPMorgan Chase	$100.00	$160.29	$176.27	$186.39	$234.10	$217.95
S&P Financial Index	100.00	131.03	145.29	154.74	184.50	150.32
S&P 500	100.00	128.68	142.68	149.69	173.33	182.85

26	JPMorgan Chase & Co./2007 Annual Report

MANAGEMENT’S DISCUSSION AND ANALYSIS

JPMorgan Chase & Co.

This section of the Annual Report provides management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of JPMorgan Chase. See the Glossary of terms on pages 181–183 of definitions of terms used throughout this Annual Report. The MD&A included in this Annual Report contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause JPMorgan Chase’s results to differ materially from those set forth in such forward-looking statements. Certain of such risks and uncertainties are described herein (see Forward-looking statements on page 101 of this Annual Report) and in the JPMorgan Chase Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”), in Part I, Item 1A: Risk factors, to which reference is hereby made.

INTRODUCTION

JPMorgan Chase & Co., a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with $1.6 trillion in assets, $123.2 billion in stockholders’ equity and operations worldwide. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing and asset management. Under the JPMorgan and Chase brands, the Firm serves millions of customers in the U.S. and many of the world’s most prominent corporate, institutional and government clients.

JPMorgan Chase’s principal bank subsidiaries are JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), a national banking association with branches in 17 states; and Chase Bank USA, National Association (“Chase Bank USA, N.A.”), a national bank that is the Firm’s credit card issuing bank. JPMorgan Chase’s principal nonbank subsidiary is J.P. Morgan Securities Inc., the Firm’s U.S. primary investment banking firm.

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

Investment Bank

JPMorgan is one of the world’s leading investment banks, with deep client relationships and broad product capabilities. The Investment Bank’s clients are corporations, financial institutions, governments and institutional investors. The Firm offers a full range of investment banking products and services in all major capital markets, including advising on corporate strategy and structure, capital raising in equity and debt markets, sophisticated risk management, market-making in cash securities and derivative instruments and research. The Investment Bank (“IB”) also commits the Firm’s own capital to proprietary investing and trading activities.

Retail Financial Services

Retail Financial Services (“RFS”), which includes the Regional Banking, Mortgage Banking and Auto Finance reporting segments, serves consumers and businesses through bank branches, ATMs, online banking and telephone banking. Customers can use more than 3,100 bank branches (fourth-largest nationally), 9,100 ATMs (third-largest nationally) and 290 mortgage offices. More than 13,700 branch salespeople assist customers with checking and savings accounts, mortgages, home equity and business loans and investments across the 17-state footprint from New York to Arizona. Consumers also can obtain loans through more than 14,500 auto dealerships and 5,200 schools and universities nationwide.

Card Services

With 155 million cards in circulation and more than $157 billion in managed loans, Card Services (“CS”) is one of the nation’s largest credit card issuers. Customers used Chase cards to meet more than $354 billion worth of their spending needs in 2007.

With hundreds of partnerships, Chase has a market leadership position in building loyalty programs with many of the world’s most respected brands. The Chase-branded product line was strengthened in 2007 with enhancements to the popular Chase Freedom Program, which has generated more than one million new customers since its launch in 2006.

Chase Paymentech Solutions, LLC, a joint venture between JPMorgan Chase and First Data Corporation, is a processor of MasterCard and Visa payments, which handled more than 19 billion transactions in 2007.

Commercial Banking

Commercial Banking (“CB”) serves more than 30,000 clients nationally, including corporations, municipalities, financial institutions and not-for-profit entities with annual revenue generally ranging from $10 million to $2 billion. Commercial Banking delivers extensive industry knowledge, local expertise and a dedicated service model. In partnership with the Firm’s other businesses, it provides comprehensive solutions including lending, treasury services, investment banking and asset management to meet its clients’ domestic and international financial needs.

Treasury & Securities Services

Treasury & Securities Services (“TSS”) is a global leader in transaction, investment and information services. TSS is one of the world’s largest cash management providers and a leading global custodian. Treasury Services (“TS”) provides cash management, trade, wholesale card and liquidity products and services to small and mid-sized companies, multinational corporations, financial institutions and government entities. TS partners with the Commercial Banking, Retail Financial Services and Asset Management businesses to serve clients firmwide. As a result, certain TS revenue is included in other segments’ results. Worldwide Securities Services (“WSS”) holds, values, clears and services securities, cash and alternative investments for investors and broker-dealers, and manages depositary receipt programs globally.

Asset Management

With assets under supervision of $1.6 trillion, Asset Management (“AM”) is a global leader in investment and wealth management. AM clients include institutions, retail investors and high-net-worth individuals in every major market throughout the world. AM offers global investment management in equities, fixed income, real estate, hedge funds, private equity and liquidity, including both money market instruments and bank deposits. AM also provides trust and estate and banking services to high-net-worth clients, and retirement services for corporations and individuals. The majority of AM’s client assets are in actively managed portfolios.

JPMorgan Chase & Co./2007 Annual Report	27

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

Financial performance of JPMorgan Chase

Year ended December 31, (in millions, except per share and ratio data)	2007	2006	Change
Selected income statement data
Total net revenue	$71,372	$61,999	15%
Provision for credit losses	6,864	3,270	110
Total noninterest expense	41,703	38,843	7
Income from continuing operations	15,365	13,649	13
Income from discontinued operations	—	795	NM
Net income	15,365	14,444	6

Diluted earnings per share
Income from continuing operations	$4.38	$3.82	15%
Net income	4.38	4.04	8
Return on common equity
Income from continuing operations	13%	12%
Net income	13	13

Business overview

JPMorgan Chase reported record Net income and record Total net revenue in 2007, exceeding the record levels achieved in 2006. Net income in 2007 was $15.4 billion, or $4.38 per share, and Total net revenue was $71.4 billion, compared with Net income of $14.4 billion, or $4.04 per share, and Total net revenue of $62.0 billion for 2006. The return on common equity was 13% in both years. Reported results in 2006 included $795 million of income from discontinued operations related to the exchange of selected corporate trust businesses for the consumer, business banking and middle-market banking businesses of The Bank of New York. Income from continuing operations in 2006 was $13.6 billion, or $3.82 per share. For a detailed discussion of the Firm’s consolidated results of operations, see pages 31–35 of this Annual Report.

The Firm’s results over the past several years have benefited from growth in the global economy and, most importantly, from the management team’s focus on driving organic revenue growth and improving operating margins by investing in each line of business, reducing waste, efficiently using the Firm’s balance sheet and successfully completing the integration plan for the merger of Bank One Corporation with and into JPMorgan Chase on July 1, 2004 (“the Merger”). The success in executing on this agenda in 2007 is reflected in the strong organic growth experienced by all of our businesses including: record levels of advisory fees, equity underwriting fees and equity markets revenue; double-digit revenue growth in Retail Financial Services, Treasury & Securities Services and Asset Management; and improved operating margins in most businesses. This improved performance was driven by growth in key business metrics including: double-digit growth in deposit and loan balances; 127 new branches and 680 additional ATMs; 15% growth in assets under custody; $115 billion of net assets under management inflows; 16 million new credit card accounts with 1.4 million sold in branches; and nearly doubling real estate mortgage origination market share to 11% during the fourth quarter of 2007. At the same time the Firm increased loan loss reserve levels, and maintained strong capital ratios and ample levels of liquidity as part of its commitment to maintaining a strong balance sheet.

During 2007, the Firm also continued to create a stronger infrastructure. The Firm successfully completed the in-sourcing of its credit card processing platform, which will allow for faster introduction of new and enhanced products and services. In addition, with the successful completion of the systems conversion and rebranding for 339 former Bank of New York branches and the conversion of the wholesale deposit system (the last significant Merger event which affected more than $180 billion in customer balances), the Firm’s consumer and wholesale customers throughout the U.S. now have access to over 3,100 branches and 9,100 ATMs in 17 states, all of which are on common computer systems. With Merger integration activity completed by the end of 2007, the Firm fully realized its established merger-related expense savings target of $3.0 billion. To achieve these merger-related savings, the Firm expensed Merger costs of $209 million during 2007, bringing the total cumulative amount expensed since the Merger announcement to approximately $3.6 billion (including costs associated with the Bank of New York transaction and capitalized costs). With the completion of all Merger integration activity, no further Merger costs will be incurred.

In 2007, the global economy continued to expand and inflation remained well-contained despite ongoing price pressures on energy and agricultural commodities. Developing economies maintained strong momentum throughout the year, but the industrial economies slowed in the second half of the year in response to weak housing conditions, monetary tightening by several central banks, rising petroleum prices and tightening credit conditions. The U.S. housing market for the first time in decades experienced a decline in average home prices with some specific markets declining by double-digit percentages. Despite the slowdown in the industrial economies, labor markets remained relatively healthy, supporting ongoing solid, though slowing consumer spending. Substantial financial losses related to U.S. subprime mortgage loans triggered a flight to quality in global financial markets late in the summer. In addition, during the second half of the year, pressures in interbank funding markets increased, credit spreads widened significantly and credit was difficult to obtain for some less creditworthy wholesale and consumer borrowers. Central banks took a number of actions to counter pressures in funding markets, including reducing interest rates and suspending further tightening actions. Capital markets activity increased significantly in the first half of 2007, but declined over the second half of the year amid difficult mortgage and credit market conditions. Despite the volatility in capital markets activity, U.S. and international equity markets performance was strong, with the U.S. stock market reaching an all-time record in October; however, the stock market pulled back from the record level by the end of the year. The S&P 500 and international indices were up, on average, approximately 8% during 2007.

The Firm’s improved performance in 2007 benefited both from the investments made in each business and the overall global economic environment. The continued overall expansion of the U.S. and global economies, overall increased level of capital markets activity and positive performance in equity markets helped to drive new business volume and organic growth within each of the Firm’s businesses. These

28	JPMorgan Chase & Co./2007 Annual Report

benefits were tempered by the capital markets environment in the second half of the year and the continued weakness in the U.S. housing market. The Investment Bank’s lower results were significantly affected by the uncertain and extremely volatile capital markets environment, which resulted in significant markdowns on leveraged lending, subprime positions and securitized products. Retail Financial Services reported lower earnings, reflecting an increase in the Provision for credit losses and higher net charge-offs for the home equity and subprime mortgage loan portfolios related to the weak housing market. Card Services earnings also decreased driven by an increased Provision for credit losses, reflecting a higher level of net charge-offs. The other lines of business each posted improved results versus 2006. Asset Management, Treasury & Securities Services and Commercial Banking reported record revenue and earnings in 2007, and Private Equity posted very strong results.

The discussion that follows highlights the performance of each business segment compared with the prior year, and discusses results on a managed basis unless otherwise noted. For more information about managed basis, see Explanation and reconciliation of the Firm’s use of non-GAAP financial measures on pages 36–37 of this Annual Report.

Investment Bank net income decreased from the prior year, driven by lower Total net revenue and a higher Provision for credit losses. The decline in Total net revenue was driven by lower Fixed Income Markets revenue due to markdowns on subprime positions, including subprime collateralized debt obligations (“CDOs”); markdowns on leverage lending funded loans and unfunded commitments; markdowns in securitized products on nonsubprime mortgages and weak credit trading performance. Partially offsetting the decline in revenue were strong investment banking fees, driven by record advisory and record equity underwriting fees; record Equity Markets revenue, which benefited from strong client activity and record trading results; and record revenue in currencies and strong revenue in rates. The Provision for credit losses rose due to an increase in the Allowance for credit losses, primarily resulting from portfolio activity, which included the effect of the weakening credit environment, and portfolio growth.

Retail Financial Services net income declined compared with the prior year. Growth in Total net revenue was more than offset by a significant increase in the Provision for credit losses and higher Total noninterest expense. The increase in Total net revenue was due to higher net mortgage servicing revenue; higher deposit-related fees; the absence of prior-year losses related to mortgage loans transferred to held-for-sale; wider spreads on loans; and higher deposit balances. Revenue also benefited from the Bank of New York transaction and the classification of certain mortgage loan origination costs as expense due to the adoption of SFAS 159. The increase in the Provision for credit losses was due primarily to an increase in the Allowance for loan losses related to home equity loans and subprime mortgage loans, as weak housing prices throughout the year resulted in an increase in estimated losses for both categories of loans. Total noninterest expense increased due to the Bank of New York transaction, the classification of certain loan origination costs as expense due to the adoption of SFAS 159 (“Fair Value Option”), investments in the retail distribution network and higher mortgage production and servicing expense. These increases were offset partially by the sale of the insurance business.

Card Services net income declined compared with the prior year due to an increase in the Provision for credit losses, partially offset by Total net managed revenue growth and a reduction in Total noninterest expense. The growth in Total net managed revenue reflected a higher level of fees, growth in average loan balances and increased net interchange income. These benefits were offset partially by narrower loan spreads, the discontinuation of certain billing practices (including the elimination of certain over-limit fees and the two-cycle billing method for calculating finance charges) and the effect of higher revenue reversals associated with higher charge-offs. The Managed provision for credit losses increased primarily due to a higher level of net charge-offs (the prior year benefited from the change in bankruptcy legislation in the fourth quarter of 2005) and an increase in the allowance for loan losses driven by higher estimated net charge-offs in the portfolio. Total noninterest expense declined from 2006, primarily due to lower marketing expense and lower fraud-related expense, partially offset by higher volume-related expense.

Commercial Banking posted record net income as record Total net revenue was offset partially by a higher Provision for credit losses. Total net revenue reflected growth in liability balances and loans, increased deposit-related fees and higher investment banking revenue. These benefits were offset partially by a continued shift to narrower-spread liability products and spread compression in the loan and liability portfolios. The Provision for credit losses increased from the prior year, reflecting portfolio activity, including slightly lower credit quality, as well as growth in loan balances. Total noninterest expense decreased slightly, as lower compensation expense was offset by higher volume-related expense related to the Bank of New York transaction.

Treasury & Securities Services generated record net income driven by record Total net revenue, partially offset by higher Total noninterest expense. Total net revenue benefited from increased product usage by new and existing clients, market appreciation, wider spreads in securities lending, growth in electronic volumes and higher liability balances. These benefits were offset partially by spread compression and a shift to narrower-spread liability products. Total noninterest expense increased due primarily to higher expense related to business and volume growth, as well as investment in new product platforms.

Asset Management produced record net income, which benefited from record Total net revenue, partially offset by higher Total noninterest expense. Total net revenue grew as a result of increased assets under management, higher performance and placement fees, and higher deposit and loan balances. Total noninterest expense was up, largely due to higher performance-based compensation expense and investments in all business segments.

Corporate net income increased from the prior year due primarily to increased Total net revenue. Total net revenue growth was driven by significantly higher Private Equity gains compared with the prior year, reflecting a higher level of gains and the change in classification of carried interest to compensation expense. Revenue also benefited from a higher level of security gains and an improved net interest spread. Total noninterest expense increased due primarily to higher net litigation expense driven by credit card-related litigation and higher compensation expense.

JPMorgan Chase & Co./2007 Annual Report	29

MANAGEMENT’S DISCUSSION AND ANALYSIS

JPMorgan Chase & Co.

Income from discontinued operations was $795 million in 2006, which included a one-time gain of $622 million from the sale of selected corporate trust businesses. Discontinued operations (included in the Corporate segment results) included the income statement activity of selected corporate trust businesses sold to The Bank of New York in October 2006.

The Firm’s Managed provision for credit losses was $9.2 billion compared with $5.5 billion in the prior year, reflecting increases in both the wholesale and consumer provisions. The total consumer Managed provision for credit losses was $8.3 billion, compared with $5.2 billion in the prior year. The higher provision primarily reflected increases in the Allowance for credit losses largely related to home equity, credit card and subprime mortgage loans and higher net charge-offs. Consumer managed net charge-offs were $6.8 billion in 2007, compared with $5.3 billion in 2006, resulting in managed net charge-off rates of 1.97% and 1.60%, respectively. The wholesale Provision for credit losses was $934 million, compared with $321 million in the prior year. The increase was due primarily to a higher Allowance for credit losses, resulting primarily from portfolio activity, including the effect of the weakening credit environment, and portfolio growth. Wholesale net charge-offs were $72 million in 2007 (net charge-off rate of 0.04%), compared with net recoveries of $22 million in 2006 (net recovery rate of 0.01%). In total, the Firm increased its Allowance for credit losses in 2007 by $2.3 billion, bringing the balance of the allowance to $10.1 billion at December 31, 2007.

The Firm had, at year end, Total stockholders’ equity of $123.2 billion and a Tier 1 capital ratio of 8.4%. The Firm purchased $8.2 billion, or 168 million shares, of its common stock during the year.

2008 Business outlook

The following forward-looking statements are based upon the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause JPMorgan Chase’s results to differ materially from those set forth in such forward-looking statements.

JPMorgan Chase’s outlook for 2008 should be viewed against the backdrop of the global and U.S. economies (which currently are extremely volatile), financial markets activity (including interest rate movements), the geopolitical environment, the competitive environment and client activity levels. Each of these linked factors will affect the performance of the Firm’s lines of business. The Firm currently anticipates a lower level of growth globally and in the U.S. during 2008 and increased credit costs in all businesses. The slower the growth is, or the weaker the economic conditions are, compared with current forecasts, the more the Firm’s financial results could be adversely affected.

The consumer Provision for credit losses could increase substantially as a result of a higher level of losses in Retail Financial Services’ $94.8 billion home equity loan portfolio and growth and increased losses in the $15.5 billion retained subprime mortgage loan portfolio. Given the potential stress on the consumer from continued downward pressure on housing prices and the elevated inventory of unsold houses nationally, management remains extremely cautious with respect to the home equity and subprime mortgage portfolios. Economic data released in early 2008, including continued declines in housing prices and increasing unemployment, indicate that losses will likely continue to rise in the home equity portfolio. In addition, the consumer provision could increase due to a higher level of net charge-offs in Card Services. Based on management’s current economic outlook, home equity losses for the first quarter of 2008 could be approximately $450 million and net charge-offs could potentially double from this level by the fourth quarter of 2008, and the net charge-off rate for Card Services could potentially increase to approximately 4.50% of managed loans in the first half of 2008 and to approximately 5.00% by the end of 2008. Net charge-offs for home equity and card services could be higher than management’s current expectations depending on such factors as changes in housing prices, unemployment levels and consumer behavior. The wholesale Provision for credit losses may also increase over time as a result of loan growth, portfolio activity and changes in underlying credit conditions.

The Investment Bank enters 2008 with the capital markets still being affected by the disruption in the credit and mortgage markets, as well as by overall lower levels of liquidity and wider credit spreads, all of which could potentially lead to reduced levels of client activity, difficulty in syndicating leveraged loans, lower investment banking fees and lower trading revenue. While some leveraged finance loans were sold during the fourth quarter of 2007, the Firm held $26.4 billion of leveraged loans and unfunded commitments as held-for-sale as of December 31, 2007. Markdowns in excess of 6% have been taken on the leveraged lending positions as of year-end 2007. These positions are difficult to hedge effectively and as market conditions have continued to deteriorate in the first quarter of 2008, it is likely there will be further markdowns on this asset class. In January 2008, the Firm decided, based on its view of potential relative returns, to retain for investment $4.9 billion of the leveraged lending portfolio that had been previously held-for-sale. The Investment Bank also held, at year end, an aggregate $2.7 billion of subprime CDOs and other subprime-related exposures which could also be negatively affected by market conditions during 2008. While these positions are substantially hedged (none of the hedges include insurance from monoline insurance companies), there can be no assurance that the Firm will not incur additional losses on these positions, as these markets are illiquid and further writedowns may be necessary. Other exposures as of December 31, 2007 that have higher levels of risk given the current market environment include CDO warehouse and trading positions of $5.5 billion (over 90% corporate loans and bonds); Commercial Mortgage-Backed Securities (“CMBS”) exposure of $15.5 billion; and $6.4 billion of Alt-A mortgage positions.

A weaker economy and lower equity markets in 2008 would also adversely affect business volumes, assets under custody and assets under management in Asset Management and Treasury & Securities Services. Management continues to believe that the net loss in Treasury and Other Corporate on a combined basis will be approximately $50 million to $100 million per quarter over time. Private equity results, which are dependent upon the capital markets, could continue to be volatile and may be significantly lower in 2008 than in 2007. For the first quarter of 2008, private equity gains are expected to be minimal.

30	JPMorgan Chase & Co./2007 Annual Report

CONSOLIDATED RESULTS OF OPERATIONS

The following section provides a comparative discussion of JPMorgan Chase’s Consolidated results of operations on a reported basis for the three-year period ended December 31, 2007. Factors that relate primarily to a single business segment are discussed in more detail within that business segment than they are in this consolidated section. For a discussion of the Critical accounting estimates used by the Firm that affect the Consolidated results of operations, see pages 96–98 of this Annual Report.

Revenue

Year ended December 31, (in millions)	2007	2006	2005
Investment banking fees	$6,635	$5,520	$4,088
Principal transactions	9,015	10,778	8,072
Lending & deposit-related fees	3,938	3,468	3,389
Asset management, administration and commissions	14,356	11,855	9,988
Securities gains (losses)	164	(543)	(1,336)
Mortgage fees and related income	2,118	591	1,054
Credit card income	6,911	6,913	6,754
Other income	1,829	2,175	2,684
Noninterest revenue	44,966	40,757	34,693
Net interest income	26,406	21,242	19,555
Total net revenue	$71,372	$61,999	$54,248

2007 compared with 2006

Total net revenue of $71.4 billion was up $9.4 billion, or 15%, from the prior year. Higher Net interest income, very strong private equity gains, record Asset management, administration and commissions revenue, higher Mortgage fees and related income and record Investment banking fees contributed to the revenue growth. These increases were offset partially by lower trading revenue.

Investment banking fees grew in 2007 to a level higher than the previous record set in 2006. Record advisory and equity underwriting fees drove the results, partially offset by lower debt underwriting fees. For a further discussion of Investment banking fees, which are primarily recorded in IB, see the IB segment results on pages 40–42 of this Annual Report.

Principal transactions revenue consists of trading revenue and private equity gains. Trading revenue declined significantly from the 2006 level, primarily due to markdowns in IB of $1.4 billion (net of hedges) on subprime positions, including subprime CDOs, and $1.3 billion (net of fees) on leveraged lending funded loans and unfunded commitments. Also in IB, markdowns in securitized products on nonsubprime mortgages and weak credit trading performance more than offset record revenue in currencies and strong revenue in both rates and equities. Equities benefited from strong client activity and record trading results across all products. IB’s Credit Portfolio results increased compared with the prior year, primarily driven by higher revenue from risk management activities. The increase in private equity gains from 2006 reflected a significantly higher level of gains, the classification of certain private equity carried interest as Compensation expense and a fair value adjustment in the first quarter of 2007 on nonpublic private equity investments resulting from the adoption of SFAS 157 (“Fair Value Measurements”). For a further discussion of Principal transactions revenue, see the IB and Corporate segment results on pages 40–42 and 59–60, respectively, and Note 6 on page 122 of this Annual Report.

Lending & deposit-related fees rose from the 2006 level, driven primarily by higher deposit-related fees and the Bank of New York transaction. For a further discussion of Lending & deposit-related fees, which are mostly recorded in RFS, TSS and CB, see the RFS segment results on pages 43–48, the TSS segment results on pages 54–55, and the CB segment results on pages 52–53 of this Annual Report.

Asset management, administration and commissions revenue reached a level higher than the previous record set in 2006. Increased assets under management and higher performance and placement fees in AM drove the record results. The 18% growth in assets under management from year-end 2006 came from net asset inflows and market appreciation across all segments: Institutional, Retail, Private Bank and Private Client Services. TSS also contributed to the rise in Asset management, administration and commissions revenue, driven by increased product usage by new and existing clients and market appreciation on assets under custody. Finally, commissions revenue increased, due mainly to higher brokerage transaction volume (primarily included within Fixed Income and Equity Markets revenue of IB), which more than offset the sale of the insurance business by RFS in the third quarter of 2006 and a charge in the first quarter of 2007 resulting from accelerated surrenders of customer annuities. For additional information on these fees and commissions, see the segment discussions for IB on pages 40–42, RFS on pages 43–48, TSS on pages 54–55, and AM on pages 56–58, of this Annual Report.

The favorable variance resulting from Securities gains in 2007 compared with Securities losses in 2006 was primarily driven by improvements in the results of repositioning of the Treasury investment securities portfolio. Also contributing to the positive variance was a $234 million gain from the sale of MasterCard shares. For a further discussion of Securities gains (losses), which are mostly recorded in the Firm’s Treasury business, see the Corporate segment discussion on pages 59–60 of this Annual Report.

JPMorgan Chase & Co./2007 Annual Report	31

MANAGEMENT’S DISCUSSION AND ANALYSIS

JPMorgan Chase & Co.

Mortgage fees and related income increased from the prior year as mortgage servicing rights (“MSRs”) asset valuation adjustments and growth in third-party mortgage loans serviced drove an increase in net mortgage servicing revenue. Production revenue also grew, as an increase in mortgage loan originations and the classification of certain loan origination costs as expense (loan origination costs previously netted against revenue commenced being recorded as an expense in the first quarter of 2007 due to the adoption of SFAS 159) more than offset markdowns on the mortgage warehouse and pipeline. For a discussion of Mortgage fees and related income, which is recorded primarily in RFS’s Mortgage Banking business, see the Mortgage Banking discussion on pages 46–47 of this Annual Report.

Credit card income remained relatively unchanged from the 2006 level, as lower servicing fees earned in connection with securitization activities, which were affected unfavorably by higher net credit losses and narrower loan margins, were offset by increases in net interchange income earned on the Firm’s credit and debit cards. For further discussion of Credit card income, see CS’s segment results on pages 49–51 of this Annual Report.

Other income declined compared with the prior year, driven by lower gains from loan sales and workouts, and the absence of a $103 million gain in the second quarter of 2006 related to the sale of MasterCard shares in its initial public offering. (The 2007 gain on the sale of MasterCard shares was recorded in Securities gains (losses) as the shares were transferred to the available-for-sale (“AFS”) portfolio subsequent to the IPO.) Increased income from automobile operating leases and higher gains on the sale of leveraged leases and education loans partially offset the decline.

Net interest income rose from the prior year, primarily due to the following: higher trading-related Net interest income, due to a shift of Interest expense to Principal transactions revenue (related to certain IB structured notes to which fair value accounting was elected in connection with the adoption of SFAS 159); growth in liability and deposit balances in the wholesale and consumer businesses; a higher level of credit card loans; the impact of the Bank of New York transaction; and an improvement in Treasury’s net interest spread. These benefits were offset partly by a shift to narrower-spread deposit and liability products. The Firm’s total average interest-earning assets for 2007 were $1.1 trillion, up 12% from the prior year. The increase was primarily driven by higher Trading assets – debt instruments, Loans, and AFS securities, partially offset by a decline in Interests in purchased receivables as a result of the restructuring and deconsolidation during the second quarter of 2006 of certain multi-seller conduits that the Firm administered. The net interest yield on these assets, on a fully taxable equivalent basis, was 2.39%, an increase of 23 basis points from the prior year, due in part to the adoption of SFAS 159.

2006 compared with 2005

Total net revenue for 2006 was $62.0 billion, up $7.8 billion, or 14%, from the prior year. The increase was due to higher Principal transactions revenue, primarily from strong trading results, higher Asset management, administration and commission revenue and growth in Investment banking fees. Also contributing to the increase was higher Net interest income and lower securities portfolio losses. These improvements were offset partially by a decline in Other income partly as a result of the gain recognized in 2005 on the sale of BrownCo, the on-line deep discount brokerage business, and lower Mortgage fees and related income.

The increase in Investment banking fees was driven by strong growth in debt and equity underwriting, as well as advisory fees. For further discussion of Investment banking fees, which are primarily recorded in IB, see the IB segment results on pages 40–42 of this Annual Report.

Revenue from Principal transactions activities increased compared with the prior year, partly driven by strong trading revenue results due to improved performance in IB Equity and Fixed income markets, partially offset by lower private equity gains. For a further discussion of Principal transactions revenue, see the IB and Corporate segment results on pages 40–42 and 59–60, respectively, and Note 6 on page 122 of this Annual Report.

Lending & deposit-related fees rose slightly in comparison with the prior year as a result of higher fee income on deposit-related fees and, in part, from the Bank of New York transaction. For a further discussion of Lending & deposit-related fees, which are mostly recorded in RFS, TSS and CB, see the RFS segment results on pages 43–48, the TSS segment results on pages 54–55, and the CB segment results on pages 52–53 of this Annual Report.

The increase in Asset management, administration and commissions revenue in 2006 was driven by growth in assets under management in AM, which exceeded $1 trillion at the end of 2006, higher equity-related commissions in IB and higher performance and placement fees. The growth in assets under management reflected new asset inflows in the Institutional and Retail segments. TSS also contributed to the rise in Asset management, administration and commissions revenue, driven by increased product usage by new and existing clients and market appreciation on assets under custody. In addition, commissions in the IB rose as a result of strength across regions, partly offset by the sale of the insurance business and BrownCo. For additional information on these fees and commissions, see the segment discussions for IB on pages 40–42, RFS on pages 43–48, TSS on pages 54–55, and AM on pages 56–58, of this Annual Report.

The favorable variance in Securities gains (losses) was due primarily to lower Securities losses in Treasury in 2006 from portfolio repositioning

32	JPMorgan Chase & Co./2007 Annual Report

activities in connection with the management of the Firm’s assets and liabilities. For a further discussion of Securities gains (losses), which are mostly recorded in the Firm’s Treasury business, see the Corporate segment discussion on pages 59–60 of this Annual Report.

Mortgage fees and related income declined in comparison with the prior year, reflecting a reduction in net mortgage servicing revenue and higher losses on mortgage loans transferred to held-for-sale. These declines were offset partly by growth in production revenue as a result of a higher volume of loan sales and wider gain on sale margins. For a discussion of Mortgage fees and related income, which is recorded primarily in RFS’s Mortgage Banking business, see the Mortgage Banking discussion on pages 46–47 of this Annual Report.

Credit card income increased from the prior year, primarily from higher customer charge volume that favorably affected interchange income and servicing fees earned in connection with securitization activities, which benefited from lower credit losses incurred on securitized credit card loans. These increases were offset partially by increases in volume-driven payments to partners, expense related to reward programs, and interest paid to investors in securitized loans. Credit card income also was affected negatively by the deconsolidation of Paymentech in the fourth quarter of 2005.

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

Net interest income rose compared with the prior year due largely to improvement in Treasury’s net interest spread and increases in wholesale liability balances, wholesale and consumer loans, AFS securities and consumer deposits. Increases in consumer and wholesale loans and deposits included the impact of the Bank of New York transaction. These increases were offset partially by narrower spreads on both trading-related assets and loans, a shift to narrower-spread deposits products, RFS’s sale of the insurance business and the absence of BrownCo in AM. The Firm’s total average interest-earning assets in 2006 were $995.5 billion, up 11% from the prior year, primarily as a result of an increase in loans and other liquid earning assets, partially offset by a decline in Interests in purchased receivables as a result of the restructuring and deconsolidation during the second quarter of 2006 of certain multi-seller conduits that the Firm administered. The net yield on interest-earning assets, on a fully taxable-equivalent basis, was 2.16%, a decrease of four basis points from the prior year.

Provision for credit losses

Year ended December 31, (in millions)	2007	2006	2005
Provision for credit losses	$6,864	$3,270	$3,483

2007 compared with 2006

The Provision for credit losses in 2007 rose $3.6 billion from the prior year due to increases in both the consumer and wholesale provisions. The increase in the consumer provision from the prior year was largely due to an increase in estimated losses related to home equity, credit card and subprime mortgage loans. Credit card net charge-offs in 2006 benefited following the change in bankruptcy legislation in the fourth quarter of 2005. The increase in the wholesale provision from the prior year primarily reflected an increase in the Allowance for credit losses due to portfolio activity, which included the effect of the weakening credit environment and portfolio growth. For a more detailed discussion of the loan portfolio and the Allowance for loan losses, see the segment discussions for RFS on pages 43–48, CS on pages 49–51, IB on pages 40–42, CB on pages 52–53 and Credit risk management on pages 73–89 of this Annual Report.

2006 compared with 2005

The Provision for credit losses in 2006 declined $213 million from the prior year due to a $1.3 billion decrease in the consumer Provision for credit losses, partly offset by a $1.1 billion increase in the wholesale Provision for credit losses. The decrease in the consumer provision was driven by CS, reflecting lower bankruptcy-related losses, partly offset by higher contractual net charge-offs. The 2005 consumer provision also reflected a $350 million special provision related to Hurricane Katrina, a portion of which was released in 2006. The increase in the wholesale provision was due primarily to portfolio activity, partly offset by a decrease in nonperforming loans. The benefit in 2005 was due to strong credit quality, reflected in significant reductions in criticized exposure and nonperforming loans. Credit quality in the wholesale portfolio was stable.

Noninterest expense

Year ended December 31, (in millions)	2007	2006	2005
Compensation expense	$22,689	$21,191	$18,065
Occupancy expense	2,608	2,335	2,269
Technology, communications and equipment expense	3,779	3,653	3,602
Professional & outside services	5,140	4,450	4,662
Marketing	2,070	2,209	1,917
Other expense	3,814	3,272	6,199
Amortization of intangibles	1,394	1,428	1,490
Merger costs(a)	209	305	722
Total noninterest expense	$41,703	$38,843	$38,926

(a)	On July 1, 2004, Bank One Corporation merged with and into JPMorgan Chase.

JPMorgan Chase & Co./2007 Annual Report	33

MANAGEMENT’S DISCUSSION AND ANALYSIS

JPMorgan Chase & Co.

2007 compared with 2006

Total noninterest expense for 2007 was $41.7 billion, up $2.9 billion, or 7%, from the prior year. The increase was driven by higher Compensation expense, as well as investments across the business segments and acquisitions.

The increase in Compensation expense from 2006 was primarily the result of investments and acquisitions in the businesses, including additional headcount from the Bank of New York transaction; the classification of certain private equity carried interest from Principal transactions revenue; the classification of certain loan origination costs (loan origination costs previously netted against revenue commenced being recorded as an expense in the first quarter of 2007 due to the adoption of SFAS 159); and higher performance-based incentives. Partially offsetting these increases were business divestitures and continuing business efficiencies.

The increase in Occupancy expense from 2006 was driven by ongoing investments in the businesses; in particular, the retail distribution network and the Bank of New York transaction.

Technology, communications and equipment expense increased compared with 2006, due primarily to higher depreciation expense on owned automobiles subject to operating leases in the Auto Finance business in RFS and technology investments to support business growth. Continuing business efficiencies partially offset these increases.

Professional & outside services rose from the prior year, primarily reflecting higher brokerage expense and credit card processing costs resulting from growth in transaction volume. Investments in the businesses and acquisitions also contributed to the increased expense.

Marketing expense declined compared with 2006 due largely to lower credit card marketing expense.

The increase in Other expense from the 2006 level was driven by increased net legal-related costs reflecting a lower level of insurance recoveries and higher expense, which included the cost of credit card-related litigation. Also contributing to the increase were business growth and investments in the businesses, offset partially by the sale of the insurance business at the beginning of the third quarter of 2006, lower credit card fraud-related losses and continuing business efficiencies.

For a discussion of Amortization of intangibles and Merger costs, refer to Note 18 and Note 11 on pages 154–157 and 134, respectively, of this Annual Report.

2006 compared with 2005

Total noninterest expense for 2006 was $38.8 billion, down slightly from the prior year. The decrease was due to material litigation-related insurance recoveries of $512 million in 2006 compared with a net charge of $2.6 billion (includes $208 million of material litigation-related insurance recoveries) in 2005, primarily associated with the settlement of the Enron Corp. and its subsidiaries (“Enron”) and WorldCom class action litigations and for certain other material legal proceedings. Also con-

tributing to the decrease were lower Merger costs, the deconsolidation of Paymentech, the sale of the insurance business, and merger-related savings and operating efficiencies. These items were offset mostly by higher performance-based compensation and incremental expense of $712 million related to the adoption of SFAS 123R, the impact of acquisitions and investments in the businesses, and higher marketing expenditures.

The increase in Compensation expense from the prior year was primarily a result of higher performance-based incentives, incremental expense related to SFAS 123R of $712 million for 2006, and additional head-count in connection with growth in business volume, acquisitions, and investments in the businesses. These increases were offset partially by merger-related savings and other expense efficiencies throughout the Firm. For a detailed discussion of the adoption of SFAS 123R and employee stock-based incentives, see Note 10 on pages 131–133 of this Annual Report.

The increase in Occupancy expense from the prior year was due to ongoing investments in the retail distribution network, which included the incremental expense from The Bank of New York branches, partially offset by merger-related savings and other operating efficiencies.

The slight increase in Technology, communications and equipment expense for 2006 was due primarily to higher depreciation expense on owned automobiles subject to operating leases and higher technology investments to support business growth, partially offset by merger-related savings and continuing business efficiencies.

Professional & outside services decreased from the prior year due to merger-related savings and continuing business efficiencies, lower legal fees associated with several legal matters settled in 2005 and the Paymentech deconsolidation. The decrease was offset partly by acquisitions and investments in the businesses.

Marketing expense was higher compared with the prior year, reflecting the costs of credit card campaigns.

Other expense was lower due to significant litigation-related charges of $2.8 billion in the prior year, associated with the settlement of the Enron and WorldCom class action litigations and certain other material legal proceedings. In addition, the Firm recognized insurance recoveries of $512 million and $208 million, in 2006 and 2005, respectively, pertaining to certain material litigation matters. For further discussion of litigation, refer to Note 29 on pages 167–168 of this Annual Report. Also contributing to the decline from the prior year were charges of $93 million in connection with the termination of a client contract in TSS in 2005; and in RFS, the sale of the insurance business in the third quarter of 2006. These items were offset partially by higher charges related to other litigation, and the impact of growth in business volume, acquisitions and investments in the businesses.

For a discussion of Amortization of intangibles and Merger costs, refer to Note 18 and Note 11 on pages 154–157 and 134, respectively, of this Annual Report.

34	JPMorgan Chase & Co./2007 Annual Report

Income tax expense

The Firm’s Income from continuing operations before income tax expense, Income tax expense and effective tax rate were as follows for each of the periods indicated.

Year ended December 31, (in millions, except rate)	2007	2006	2005
Income from continuing operations before income tax expense	$22,805	$19,886	$11,839
Income tax expense	7,440	6,237	3,585
Effective tax rate	32.6%	31.4%	30.3%

2007 compared with 2006

The increase in the effective tax rate for 2007, as compared with the prior year, was primarily the result of higher reported pretax income combined with changes in the proportion of income subject to federal, state and local taxes. Also contributing to the increase in the effective tax rate was the recognition in 2006 of $367 million of benefits related to the resolution of tax audits.

For further discussion of income taxes, see Critical accounting estimates and Note 26 on pages 96–98 and 164–165, respectively, of this Annual Report.

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

The Firm’s Income from discontinued operations was as follows for each of the periods indicated.

Year ended December 31, (in millions)	2007	2006	2005
Income from discontinued operations	$—	$795	$229

The increase in 2006 was due primarily to a gain of $622 million from exiting selected corporate trust businesses in the fourth quarter of 2006.

JPMorgan Chase & Co./2007 Annual Report	35

MANAGEMENT’S DISCUSSION AND ANALYSIS

JPMorgan Chase & Co.

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES

The Firm prepares its Consolidated financial statements using accounting principles generally accepted in the United States of America (“U.S. GAAP”); these financial statements appear on pages 104–107 of this Annual Report. That presentation, which is referred to as “reported basis,” provides the reader with an understanding of the Firm’s results that can be tracked consistently from year to year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.

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

The presentation of CS results on a managed basis assumes that credit card loans that have been securitized and sold in accordance with SFAS 140 still remain on the Consolidated balance sheets and that the earnings on the securitized loans are classified in the same manner as the earnings on retained loans recorded on the Consolidated balance sheets. JPMorgan Chase uses the concept of managed basis to evaluate the credit performance and overall financial performance of the entire managed credit card portfolio. Operations are funded and decisions are made about allocating resources, such as employees and capital, based upon managed financial information. In addition, the same underwriting standards

The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

(Table continues on next page)

	2007				2006
Year ended December 31, (in millions, except per share and ratio data)	Reported results	Credit card (b)	Fully tax-equivalent adjustments	Managed basis	Reported results	Credit card (b)	Fully tax-equivalent adjustments	Managed basis

Revenue
Investment banking fees	$6,635	$—	$—	$6,635	$5,520	$—	$—	$5,520
Principal transactions	9,015	—	—	9,015	10,778	—	—	10,778
Lending & deposit-related fees	3,938	—	—	3,938	3,468	—	—	3,468
Asset management, administration and commissions	14,356	—	—	14,356	11,855	—	—	11,855
Securities gains (losses)	164	—	—	164	(543)	—	—	(543)
Mortgage fees and related income	2,118	—	—	2,118	591	—	—	591
Credit card income	6,911	(3,255)	—	3,656	6,913	(3,509)	—	3,404
Other income	1,829	—	683	2,512	2,175	—	676	2,851

Noninterest revenue	44,966	(3,255)	683	42,394	40,757	(3,509)	676	37,924
Net interest income	26,406	5,635	377	32,418	21,242	5,719	228	27,189

Total net revenue	71,372	2,380	1,060	74,812	61,999	2,210	904	65,113
Provision for credit losses	6,864	2,380	—	9,244	3,270	2,210	—	5,480
Noninterest expense	41,703	—	—	41,703	38,843	—	—	38,843

Income from continuing operations before income tax expense	22,805	—	1,060	23,865	19,886	—	904	20,790
Income tax expense	7,440	—	1,060	8,500	6,237	—	904	7,141

Income from continuing operations	15,365	—	—	15,365	13,649	—	—	13,649
Income from discontinued operations	—	—	—	—	795	—	—	795

Net income	$15,365	$—	$—	$15,365	$14,444	$—	$—	$14,444

Income from continuing operations – diluted earnings per share	$4.38	$—	$—	$4.38	$3.82	$—	$—	$3.82
Return on common equity(a)	13%	—%	—%	13%	12%	—%	—%	12%
Return on common equity less goodwill(a)	21	—	—	21	20	—	—	20
Return on assets(a)	1.06	NM	NM	1.01	1.04	NM	NM	1.00
Overhead ratio	58	NM	NM	56	63	NM	NM	60
Loans–Period-end	$519,374	$72,701	$—	$592,075	$483,127	$66,950	$—	$550,077
Total assets – average	1,455,044	66,780	—	1,521,824	1,313,794	65,266	—	1,379,060

(a)	Based on Income from continuing operations.
(b)	The impact of credit card securitizations affects CS. See the segment discussion for CS on pages 49–51 of this Annual Report for further information.

36	JPMorgan Chase & Co./2007 Annual Report

and ongoing risk monitoring are used for both loans on the Consolidated balance sheets and securitized loans. Although securitizations result in the sale of credit card receivables to a trust, JPMorgan Chase retains the ongoing customer relationships, as the customers may continue to use their credit cards; accordingly, the customer’s credit performance will affect both the securitized loans and the loans retained on the Consolidated balance sheets. JPMorgan Chase believes managed basis information is useful to investors, enabling them to understand both the credit risks associated with the loans reported on the Consolidated balance sheets and the Firm’s retained interests in securitized loans. For a reconciliation of reported to managed basis results for CS, see CS segment results on pages 49–51 of this Annual Report. For information regarding the securitization process, and loans and residual interests sold and securitized, see Note 16 on pages 139–145 of this Annual Report.

Total net revenue for each of the business segments and the Firm is presented on an FTE basis. Accordingly, revenue from tax-exempt securities and investments that receive tax credits is presented in the managed results on a basis comparable to taxable securities and investments. This non-GAAP financial measure allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The corresponding income tax impact related to these items is recorded within Income tax expense.

Management also uses certain other non-GAAP financial measures at the business segment level because it believes these other non-GAAP financial measures provide information to investors about the underlying operational performance and trends of the particular business segment and therefore facilitate a comparison of the business segment with the performance of its competitors.

(Table continued from previous page)

2005
Reported results	Credit card (b)	Fully tax-equivalent adjustments	Managed basis

$4,088	$—	$—	$4,088
8,072	—	—	8,072
3,389	—	—	3,389

9,988	—	—	9,988
(1,336)	—	—	(1,336)
1,054	—	—	1,054
6,754	(2,718)	—	4,036
2,684	—	571	3,255
34,693	(2,718)	571	32,546
19,555	6,494	269	26,318
54,248	3,776	840	58,864
3,483	3,776	—	7,259
38,926	—	—	38,926

11,839	—	840	12,679
3,585	—	840	4,425
8,254	—	—	8,254
229	—	—	229
$8,483	$—	$—	$8,483

$2.32	$—	$—	$2.32
8%	—%	—%	8%
13	—	—	13
0.70	NM	NM	0.67
72	NM	NM	66
$ 419,148	$70,527	—	$489,675
1,185,066	67,180	—	1,252,246

Calculation of certain U.S. GAAP and non-GAAP metrics

The table below reflects the formulas used to calculate both the  following U.S. GAAP and non-GAAP measures:

Return on common equity

Net income* / Average common stockholders’ equity

Return on common equity less goodwill(a)

Net income* / Average common stockholders’ equity less goodwill

Return on assets

Reported    Net income / Total average assets

Managed    Net income / Total average managed assets(b)

                    (including average securitized credit card receivables)

Overhead ratio

Total noninterest expense / Total net revenue

*  Represents Net income applicable to common stock

(a)	The Firm uses Return on common equity less goodwill, a non-GAAP financial measure, to evaluate the operating performance of the Firm and to facilitate comparisons to competitors.
(b)	The Firm uses Return on managed assets, a non-GAAP financial measure, to evaluate the overall performance of the managed credit card portfolio, including securitized credit card loans.

JPMorgan Chase & Co./2007 Annual Report	37

MANAGEMENT’S DISCUSSION AND ANALYSIS

JPMorgan Chase & Co.

BUSINESS SEGMENT RESULTS

The Firm is managed on a line-of-business basis. The business segment financial results presented reflect the current organization of JPMorgan Chase. There are six major reportable business segments: the Investment Bank, Retail Financial Services, Card Services, Commercial Banking, Treasury & Securities Services and Asset

Management, as well as a Corporate segment. The business segments are determined based upon the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis.

Description of business segment reporting methodology

Results of the business segments are intended to reflect each segment as if it were essentially a stand-alone business.

The management reporting process that derives business segment results allocates income and expense using market-based methodologies. The Firm continues to assess the assumptions, methodologies and reporting classifications used for segment reporting, and further refinements may be implemented in future periods. Business segment reporting methodologies used by the Firm are discussed below.

Revenue sharing

When business segments join efforts to sell products and services to the Firm’s clients, the participating business segments agree to share revenue from those transactions. The segment results reflect these revenue-sharing agreements.

Funds transfer pricing

Funds transfer pricing is used to allocate interest income and expense to each business and transfer the primary interest rate risk exposures to Treasury within the Corporate business segment. The allocation process is unique to each business segment and considers the interest rate risk, liquidity risk and regulatory requirements of that segment’s stand-alone peers. This process is overseen by the Firm’s Asset-Liability Committee (“ALCO”). Business segments may retain certain interest rate exposures, subject to management approval, that would be expected in the normal operation of a similar peer business.

Capital allocation

Each business segment is allocated capital by taking into consideration stand-alone peer comparisons, economic risk measures and regulatory capital requirements. The amount of capital assigned to each business is referred to as equity. Effective January 1, 2006, the Firm refined its methodology for allocating capital to the business segments. As the 2005 period was not revised to reflect the new capital allocations, certain business metrics, such as ROE, are not comparable to the presentations in 2007 and 2006. For a further discussion of this change, see Capital management–Line of business equity on page 63 of this Annual Report.

Expense allocation

Where business segments use services provided by support units within the Firm, the costs of those support units are allocated to the business segments. The expense is allocated based upon their actual cost or the lower of actual cost or market, as well as upon usage of the services provided. In contrast, certain other expense related to certain corporate functions, or to certain technology and operations,

38	JPMorgan Chase & Co./2007 Annual Report

are not allocated to the business segments and are retained in Corporate. Retained expense includes: parent company costs that would not be incurred if the segments were stand-alone businesses;

adjustments to align certain corporate staff, technology and operations allocations with market prices; and other one-time items not aligned with the business segments.

Segment results – Managed basis( a)

The following table summarizes the business segment results for the periods indicated.

Year ended December 31, (in millions, except ratios)	Total net revenue			Noninterest expense
	2007	2006	2005	2007	2006	2005
Investment Bank	$18,170	$18,833	$15,110	$13,074	$12,860	$10,246
Retail Financial Services	17,479	14,825	14,830	9,900	8,927	8,585
Card Services	15,235	14,745	15,366	4,914	5,086	4,999
Commercial Banking	4,103	3,800	3,488	1,958	1,979	1,856
Treasury & Securities Services	6,945	6,109	5,539	4,580	4,266	4,050
Asset Management	8,635	6,787	5,664	5,515	4,578	3,860
Corporate	4,245	14	(1,133)	1,762	1,147	5,330
Total	$74,812	$65,113	$58,864	$41,703	$38,843	$38,926

Year ended December 31, (in millions, except ratios)	Net income (loss)			Return on equity
	2007	2006	2005	2007	2006	2005
Investment Bank	$3,139	$3,674	$3,673	15%	18%	18%
Retail Financial Services	3,035	3,213	3,427	19	22	26
Card Services	2,919	3,206	1,907	21	23	16
Commercial Banking	1,134	1,010	951	17	18	28
Treasury & Securities Services	1,397	1,090	863	47	48	57
Asset Management	1,966	1,409	1,216	51	40	51
Corporate(b)	1,775	842	(3,554)	NM	NM	NM
Total	$15,365	$14,444	$8,483	13%	13%	8%

(a) Represents reported results on a tax-equivalent basis and excludes the impact of credit card securitizations.

(b) Net income included Income from discontinued operations of zero, $795 million and $229 million for 2007, 2006 and 2005, respectively.

JPMorgan Chase & Co./2007 Annual Report	39

MANAGEMENT’S DISCUSSION AND ANALYSIS

JPMorgan Chase & Co.

INVESTMENT BANK

JPMorgan is one of the world’s leading investment banks, with deep client relationships and broad product capabilities. The Investment Bank’s clients are corporations, financial institutions, governments and institutional investors. The Firm offers a full range of investment banking products and services in all major capital markets, including advising on corporate strategy and structure, capital raising in equity and debt markets, sophisticated risk management, market-making in cash securities and derivative instruments and research. The IB also commits the Firm’s own capital to proprietary investing and trading activities.

Selected income statement data
Year ended December 31, (in millions, except ratios)	2007	2006	2005
Revenue
Investment banking fees	$6,616	$5,537	$4,096
Principal transactions(a)	4,409	9,512	6,459
Lending & deposit-related fees	446	517	594
Asset management, administration and commissions	2,701	2,240	1,824
All other income(b)	(78)	528	534
Noninterest revenue	14,094	18,334	13,507
Net interest income(c)	4,076	499	1,603
Total net revenue(d)	18,170	18,833	15,110
Provision for credit losses	654	191	(838)
Credit reimbursement from TSS(e)	121	121	154
Noninterest expense
Compensation expense	7,965	8,190	5,792
Noncompensation expense	5,109	4,670	4,454
Total noninterest expense	13,074	12,860	10,246
Income before income tax expense	4,563	5,903	5,856
Income tax expense	1,424	2,229	2,183
Net income	$3,139	$3,674	$3,673
Financial ratios
ROE	15%	18%	18%
ROA	0.45	0.57	0.61
Overhead ratio	72	68	68
Compensation expense as % of total net revenue(f)	44	41	38
(a)	In 2007, as a result of adopting SFAS 157, IB recognized a benefit of $1.3 billion in Principal transactions revenue from the widening of the Firm’s credit spread for liabilities carried at fair value.
(b)	All other income for 2007 decreased from the prior year due mainly to losses on loan sales and lower gains on sales of assets.
(c)	Net interest income for 2007 increased from the prior year due primarily to an increase in interest earning assets. The decline in net interest income in 2006 is largely driven by a decline in trading-related net interest income caused by a higher proportion of non-interest-bearing net trading assets to total net trading assets, higher funding costs compared with the prior year, and spread compression due to the inverted yield curve in place for most of 2006.
(d)	Total Net revenue includes tax-equivalent adjustments, primarily due to tax-exempt income from municipal bond investments and income tax credits related to affordable housing investments, of $927 million, $802 million and $752 million for 2007, 2006 and 2005, respectively.
(e)	TSS was charged a credit reimbursement related to certain exposures managed within the IB credit portfolio on behalf of clients shared with TSS.
(f)	For 2006, the Compensation expense to Total net revenue ratio is adjusted to present this ratio as if SFAS 123R had always been in effect. IB management believes that adjusting the Compensation expense to Total net revenue ratio for the incremental impact of adopting SFAS 123R provides a more meaningful measure of IB’s Compensation expense to Total net revenue ratio.

The following table provides the IB’s Total net revenue by business segment.

Year ended December 31, (in millions)	2007	2006	2005
Revenue by business
Investment banking fees:
Advisory	$2,273	$1,659	$1,263
Equity underwriting	1,713	1,178	864
Debt underwriting	2,630	2,700	1,969
Total investment banking fees	6,616	5,537	4,096
Fixed income markets(a)(b)	6,339	8,736	7,570
Equity markets(a)(c)	3,903	3,458	1,998
Credit portfolio(a)(d)	1,312	1,102	1,446
Total net revenue	$18,170	$18,833	$15,110

(a)	In 2007, as a result of adopting SFAS 157, Fixed income markets, Equity markets and Credit portfolio had a benefit of $541 million, $346 million and $433 million, respectively, from the widening of the Firm’s credit spread for liabilities carried at fair value.
(b)	Fixed income markets include client and portfolio management revenue related to both market-making and proprietary risk-taking across global fixed income markets, including foreign exchange, interest rate, credit and commodities markets.
(c)	Equities markets include client and portfolio management revenue related to market-making and proprietary risk-taking across global equity products, including cash instruments, derivatives and convertibles.
(d)	Credit portfolio revenue includes Net interest income, fees and loan sale activity, as well as gains or losses on securities received as part of a loan restructuring, for the IB’s credit portfolio. Credit portfolio revenue also includes the results of risk management related to the Firm’s lending and derivative activities, and changes in the credit valuation adjustment, which is the component of the fair value of a derivative that reflects the credit quality of the counterparty. See pages 80–82 of the Credit risk management section of this Annual Report for further discussion.

2007 compared with 2006

Net income was $3.1 billion, a decrease of $535 million, or 15%, from the prior year. The decrease reflected lower fixed income revenue, a higher provision for credit losses and increased noninterest expense, partially offset by record investment banking fees and equity markets revenue.

Total net revenue was $18.2 billion, down $663 million, or 4%, from the prior year. Investment banking fees were $6.6 billion, up 19% from the prior year, driven by record fees across advisory and equity underwriting, partially offset by lower debt underwriting fees. Advisory fees were $2.3 billion, up 37%, and equity underwriting fees were $1.7 billion, up 45%; both were driven by record performance across all regions. Debt underwriting fees of $2.6 billion declined 3%, reflecting lower loan syndication and bond underwriting fees, which were negatively affected by market conditions in the second half of the year. Fixed Income Markets revenue decreased 27% from the prior year. The decrease was due to markdowns of $1.4 billion (net of hedges) on subprime positions, including subprime CDOs and markdowns of $1.3 billion (net of fees) on leverage lending funded loans and unfunded commitments. Fixed Income Markets revenue also decreased due to markdowns in securitized products on nonsubprime mortgages and weak credit trading performance. These lower results were offset partially by record revenue in currencies and strong revenue in rates. Equity Markets revenue was $3.9 billion, up 13%, benefiting from strong client activity and record trading results across all

40	JPMorgan Chase & Co./2007 Annual Report

products. Credit Portfolio revenue was $1.3 billion, up 19%, primarily due to higher revenue from risk management activities, partially offset by lower gains from loan sales and workouts.

The Provision for credit losses was $654 million, an increase of $463 million from the prior year. The change was due to a net increase of $532 million in the Allowance for credit losses, primarily due to portfolio activity, which included the effect of the weakening credit environment, and an increase in allowance for unfunded leveraged lending commitments, as well as portfolio growth. In addition, there were $36 million of net charge-offs in the current year, compared with $31 million of net recoveries in the prior year. The Allowance for loan losses to average loans was 2.14% for 2007, compared with a ratio of 1.79% in the prior year.

Noninterest expense was $13.1 billion, up $214 million, or 2%, from the prior year.

Return on equity was 15% on $21.0 billion of allocated capital compared with 18% on $20.8 billion in 2006.

2006 compared with 2005

Net income of $3.7 billion was flat, as record revenue of $18.8 billion was offset largely by higher compensation expense, including the impact of SFAS 123R, and Provision for credit losses compared with a benefit in the prior year.

Total net revenue of $18.8 billion was up $3.7 billion, or 25%, from the prior year. Investment banking fees of $5.5 billion were a record, up 35% from the prior year, driven by record debt and equity underwriting as well as strong advisory fees, which were the highest since 2000. Advisory fees of $1.7 billion were up 31% over the prior year driven primarily by strong performance in the Americas. Debt underwriting fees of $2.7 billion were up 37% from the prior year driven by record performance in both loan syndications and bond underwriting. Equity underwriting fees of $1.2 billion were up 36% from the prior year driven by global equity markets. Fixed Income Markets revenue of $8.7 billion was also a record, up 15% from the prior year driven by strength in credit markets, emerging markets and currencies. Record Equity Markets revenue of $3.5 billion increased 73%, and was driven by strength in cash equities and equity derivatives. Credit Portfolio revenue of $1.1 billion was down 24%, primarily reflecting lower gains from loan workouts.

Provision for credit losses was $191 million compared with a benefit of $838 million in the prior year. The 2006 provision reflects portfolio activity; credit quality remained stable. The prior-year benefit reflected strong credit quality, a decline in criticized and nonperforming loans and a higher level of recoveries.

Total noninterest expense of $12.9 billion was up $2.6 billion, or 26%, from the prior year. This increase was due primarily to higher performance-based compensation, including the impact of an increase in the ratio of compensation expense to total net revenue, as well as the incremental expense related to SFAS 123R.

Return on equity was 18% on $20.8 billion of allocated capital compared with 18% on $20.0 billion in 2005.

Selected metrics
Year ended December 31, (in millions, except headcount)	2007		2006		2005
Revenue by region
Americas	$8,165		$9,601		$8,462
Europe/Middle East/Africa	7,301		7,421		4,871
Asia/Pacific	2,704		1,811		1,777
Total net revenue	$18,170		$18,833		$15,110
Selected average balances
Total assets	$700,565		$647,569		$599,761
Trading assets–debt and equity instruments(a)	359,775		275,077		231,303
Trading assets–derivative receivables	63,198		54,541		55,239
Loans:
Loans retained(b)	62,247		58,846		44,813
Loans held-for-sale and loans at fair value(a)	17,723		21,745		11,755
Total loans	79,970		80,591		56,568
Adjusted assets(c)	611,749		527,753		456,920
Equity	21,000		20,753		20,000
Headcount	25,543	#	23,729	#	19,802	#
(a)	As a result of the adoption of SFAS 159 in the first quarter of 2007, $11.7 billion of loans were reclassified to trading assets. Loans held-for-sale and loans at fair value were excluded when calculating the allowance coverage ratio and net charge-off (recovery) rate.
(b)	Loans retained included credit portfolio loans, leveraged leases and other accrual loans, and excluded loans at fair value.
(c)	Adjusted assets, a non-GAAP financial measure, equals Total assets minus (1) Securities purchased under resale agreements and Securities borrowed less Securities sold, not yet purchased; (2) assets of variable interest entities (“VIEs”) consolidated under FIN 46R; (3) cash and securities segregated and on deposit for regulatory and other purposes; and (4) goodwill and intangibles. The amount of adjusted assets is presented to assist the reader in comparing IB’s asset and capital levels to other investment banks in the securities industry. Asset-to-equity leverage ratios are commonly used as one measure to assess a company’s capital adequacy. IB believes an adjusted asset amount that excludes the assets discussed above, which were considered to have a low risk profile, provide a more meaningful measure of balance sheet leverage in the securities industry.

JPMorgan Chase & Co./2007 Annual Report	41

MANAGEMENT’S DISCUSSION AND ANALYSIS

JPMorgan Chase & Co.

Selected metrics
Year ended December 31,
(in millions, except ratio data)	2007	2006	2005
Credit data and quality statistics
Net charge-offs (recoveries)	$36	$(31)	$(126)
Nonperforming assets:(a)
Nonperforming loans	353	231	594
Other nonperforming assets	100	38	51
Allowance for credit losses:
Allowance for loan losses	1,329	1,052	907
Allowance for lending-related commitments	560	305	226
Total Allowance for credit losses	1,889	1,357	1,133
Net charge-off (recovery) rate(b)(c)	0.06%	(0.05)%	(0.28)%
Allowance for loan losses to average loans(b)(c)	2.14 (e)	1.79	2.02
Allowance for loan losses to nonperforming loans(a)	431	461	187
Nonperforming loans to average loans	0.44	0.29	1.05
Market risk–average trading and credit portfolio VAR(d)
Trading activities:
Fixed income	$80	$56	$67
Foreign exchange	23	22	23
Equities	48	31	34
Commodities and other	33	45	21
Less: portfolio diversification	(77)	(70)	(59)
Total trading VAR	107	84	86
Credit portfolio VAR	17	15	14
Less: portfolio diversification	(18)	(11)	(12)
Total trading and credit portfolio VAR	$106	$88	$88

(a)	Nonperforming loans included loans held-for-sale of $45 million, $3 million and $109 million at December 31, 2007, 2006 and 2005, respectively, which were excluded from the allowance coverage ratios. Nonperforming loans excluded distressed loans held-for-sale that were purchased as part of IB’s proprietary activities.
(b)	As a result of the adoption of SFAS 159 in the first quarter of 2007, $11.7 billion of loans were reclassified to trading assets. Loans held-for-sale and loans at fair value were excluded when calculating the allowance coverage ratio and net charge-off (recovery) rate.
(c)	Loans retained included credit portfolio loans, leveraged leases and other accrual loans, and excluded loans at fair value.
(d)	For a more complete description of VAR, see page 91 of this Annual Report.
(e)	The allowance for loan losses to period-end loans was 1.92% at December 31, 2007.

Market shares and rankings(a)

	2007		2006		2005
December 31,	Market Share	Rankings	Market Share	Rankings	Market Share	Rankings
Global debt, equity and equity-related	7%	#2	7%	#2	7%	#2
Global syndicated loans	13	1	14	1	15	1
Global long-term debt	7	2	6	3	6	4
Global equity and equity-related	9	2	7	6	7	6
Global announced M&A	24	4	26	4	23	3
U.S. debt, equity and equity-related	10	2	9	2	8	3
U.S. syndicated loans	24	1	26	1	28	1
U.S. long-term debt	12	2	12	2	11	2
U.S. equity and equity-related(b)	11	5	8	6	9	6
U.S. announced M&A	25	4	29	3	26	3
(a)

Source: Thomson Financial Securities data. Global announced M&A is based upon rank value; all other rankings are based upon proceeds, with full credit to each book manager/equal if joint. Because of joint assignments, market share of all participants will add up to more than 100%; Global and U.S. announced M&A market share and ranking for 2006 include transactions withdrawn since December 31, 2006.

(b)	References U.S domiciled equity and equity-related transactions, per Thomson Financial.

According to Thomson Financial, in 2007, the Firm maintained its #2 position in Global Debt, Equity and Equity-related, its #1 position in Global Syndicated Loans and its #4 position in Global Announced M&A. The Firm improved its position to #2 in Global Equity & Equity-related transactions and Global Long-term Debt.

According to Dealogic, the Firm was ranked #1 in Investment Banking fees generated during 2007, based upon revenue.

42	JPMorgan Chase & Co./2007 Annual Report

RETAIL FINANCIAL SERVICES

Retail Financial Services, which includes the Regional Banking, Mortgage Banking and Auto Finance reporting segments, serves consumers and businesses through bank branches, ATMs, online banking and telephone banking. Customers can use more than 3,100 bank branches (fourth-largest nationally), 9,100 ATMs (third-largest nationally) and 290 mortgage offices. More than 13,700 branch salespeople assist customers with checking and savings accounts, mortgages, home equity and business loans and investments across the 17-state footprint from New York to Arizona. Consumers also can obtain loans through more than 14,500 auto dealerships and 5,200 schools and universities nationwide.

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

Selected income statement data

Year ended December 31,
(in millions, except ratios)	2007	2006	2005
Revenue
Lending & deposit-related fees	$1,881	$1,597	$1,452
Asset management, administration and commissions	1,275	1,422	1,498
Securities gains (losses)	1	(57)	9
Mortgage fees and related income(a)	2,094	618	1,104
Credit card income	646	523	426
Other income	906	557	136
Noninterest revenue	6,803	4,660	4,625
Net interest income	10,676	10,165	10,205
Total net revenue	17,479	14,825	14,830
Provision for credit losses	2,610	561	724
Noninterest expense
Compensation expense(a)	4,369	3,657	3,337
Noncompensation expense(a)	5,066	4,806	4,748
Amortization of intangibles	465	464	500
Total noninterest expense	9,900	8,927	8,585
Income before income tax expense	4,969	5,337	5,521
Income tax expense	1,934	2,124	2,094
Net income	$3,035	$3,213	$3,427

Financial ratios
ROE	19%	22%	26%
Overhead ratio(a)	57	60	58
Overhead ratio excluding core deposit intangibles(a)(b)	54	57	55
(a)	The Firm adopted SFAS 159 in the first quarter of 2007. As a result, certain loan-origination costs have been classified as expense (previously netted against revenue) for the year ended December 31, 2007.
(b)	Retail Financial Services uses the overhead ratio (excluding the amortization of core deposit intangibles (“CDI”)), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation results in a higher overhead ratio in the earlier years and a lower overhead ratio in later years; this method would result in an improving overhead ratio over time, all things remaining equal. This non-GAAP ratio excludes Regional Banking’s core deposit intangible amortization expense related to The Bank of New York transaction and the Bank One merger of $460 million, $458 million and $496 million for the years ended December 31, 2007, 2006 and 2005, respectively.

2007 compared with 2006

Net income was $3.0 billion, a decrease of $178 million, or 6%, from the prior year, as declines in Regional Banking and Auto Finance were offset partially by improved results in Mortgage Banking.

Total net revenue was $17.5 billion, an increase of $2.7 billion, or 18%, from the prior year. Net interest income was $10.7 billion, up $511 million, or 5%, due to the Bank of New York transaction, wider loan spreads and higher deposit balances. These benefits were offset partially by the sale of the insurance business and a shift to narrower–spread deposit products. Noninterest revenue was $6.8 billion, up $2.1 billion, benefiting from valuation adjustments to the MSR asset; an increase in deposit-related fees; the absence of a prior-year $233 million loss related to $13.3 billion of mortgage loans transferred to held-for-sale; and increased mortgage loan servicing revenue. Noninterest revenue also benefited from the classification of certain mortgage loan origination costs as expense (loan origination costs previously netted against revenue commenced being recorded as an expense in the first quarter of 2007 due to the adoption of SFAS 159).

The Provision for credit losses was $2.6 billion, compared with $561 million in the prior year. The current-year provision includes a net increase of $1.0 billion in the Allowance for loan losses related to home equity loans as continued weak housing prices have resulted in an increase in estimated losses for high loan-to-value loans. Home equity net charge-offs were $564 million (0.62% net charge-off rate), compared with $143 million (0.18% net charge-off rate) in the prior year. In addition, the current-year provision includes a $166 million increase in the allowance for loan losses related to subprime mortgage loans, reflecting an increase in estimated losses and growth in the portfolio. Subprime mortgage net charge-offs were $157 million (1.55% net charge-off rate), compared with $47 million (0.34% net charge-off rate) in the prior year.

Noninterest expense was $9.9 billion, an increase of $973 million, or 11%, from the prior year due to the Bank of New York transaction; the classification of certain loan origination costs as expense due to the adoption of SFAS 159; investments in the retail distribution network; and higher mortgage production and servicing expense. These increases were offset partially by the sale of the insurance business.

2006 compared with 2005

Net income of $3.2 billion was down $214 million, or 6%, from the prior year. A decline in Mortgage Banking was offset partially by improved results in Regional Banking and Auto Finance.

Total net revenue of $14.8 billion was flat compared with the prior year. Net interest income of $10.2 billion was down slightly due to narrower spreads on loans and deposits in Regional Banking, lower auto

JPMorgan Chase & Co./2007 Annual Report	43

MANAGEMENT’S DISCUSSION AND ANALYSIS

JPMorgan Chase & Co.

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

The Provision for credit losses of $561 million was down $163 million from the prior-year provision due to the absence of a $250 million special provision for credit losses related to Hurricane Katrina in the prior year, partially offset by the establishment of additional allowance for loan losses related to loans acquired from The Bank of New York.

Total noninterest expense of $8.9 billion was up $342 million, or 4%, primarily due to the Bank of New York transaction, the acquisition of Collegiate Funding Services, investments in the retail distribution network and higher depreciation expense on owned automobiles subject to operating leases. These increases were offset partially by the sale of the insurance business and merger-related and other operating efficiencies and the absence of a $40 million prior-year charge related to the dissolution of an education loan joint venture.

Selected metrics

Year ended December 31,
(in millions, except headcount and ratios)	2007		2006		2005
Selected ending balances
Assets	$225,908		$237,887		$224,801
Loans:
Loans retained	181,016		180,760		180,701
Loans held-for-sale and loans at fair value(a)	16,541		32,744		16,598
Total Loans	197,557		213,504		197,299
Deposits	221,129		214,081		191,415

Selected average balances
Assets	$217,564		$231,566		$226,368
Loans:
Loans retained	168,166		187,753		182,478
Loans held-for-sale and loans at fair value(a)	22,587		16,129		15,675
Total Loans	190,753		203,882		198,153
Deposits	218,062		201,127		186,811
Equity	16,000		14,629		13,383
Headcount	69,465	#	65,570	#	60,998	#
Credit data and quality statistics
Net charge-offs	$1,327		$576		$572
Nonperforming loans(b)(c)	2,704		1,677		1,338
Nonperforming assets(b)(c)	3,190		1,902		1,518
Allowance for loan losses	2,634		1,392		1,363
Net charge-off rate(d)	0.79%		0.31%		0.31%
Allowance for loan losses to ending loans(d)	1.46		0.77		0.75
Allowance for loan losses to nonperforming loans(d)	100		89		104
Nonperforming loans to total loans	1.37		0.79		0.68

(a)	Loans included prime mortgage loans originated with the intent to sell, which, for new originations on or after January 1, 2007, were accounted for at fair value under SFAS 159. These loans, classified as Trading assets on the Consolidated balance sheets, totaled $12.6 billion at December 31, 2007. Average Loans included prime mortgage loans, classified as Trading assets on the Consolidated balance sheets, of $11.9 billion for the year ended December 31, 2007.
(b)	Nonperforming loans included Loans held-for-sale and Loans accounted for at fair value under SFAS 159 of $69 million, $116 million and $27 million at December 31, 2007, 2006 and 2005, respectively. Certain of these loans are classified as Trading assets on the Consolidated balance sheet.
(c)	Nonperforming loans and assets excluded (1) loans eligible for repurchase as well as loans repurchased from Governmental National Mortgage Association (“GNMA”) pools that are insured by U.S. government agencies of $1.5 billion, $1.2 billion and $1.1 billion at December 31, 2007, 2006 and 2005, respectively, and (2) education loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program of $279 million and $219 million at December 31, 2007 and 2006, respectively. The education loans past due 90 days were insignificant at December 31, 2005. These amounts for GNMA and education loans were excluded, as reimbursement is proceeding normally.
(d)	Loans held-for-sale and Loans accounted for at fair value under SFAS 159 were excluded when calculating the allowance coverage ratio and the Net charge-off rate.

44	JPMorgan Chase & Co./2007 Annual Report

Regional Banking

Selected income statement data

Year ended December 31,
(in millions, except ratios)	2007	2006	2005
Noninterest revenue	$3,723	$3,204	$3,138
Net interest income	9,283	8,768	8,531
Total net revenue	13,006	11,972	11,669
Provision for credit losses	2,216	354	512
Noninterest expense	7,023	6,825	6,675
Income before income tax expense	3,767	4,793	4,482
Net income	$2,301	$2,884	$2,780
ROE	20%	27%	31%
Overhead ratio	54	57	57
Overhead ratio excluding core deposit intangibles(a)	50	53	53

(a)	Regional Banking uses the overhead ratio (excluding the amortization of CDI), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation results in a higher overhead ratio in the earlier years and a lower overhead ratio in later years; this method would result in an improving overhead ratio over time, all things remaining equal. This non-GAAP ratio excludes Regional Banking’s core deposit intangible amortization expense related to the Bank of New York transaction and the Bank One merger of $460 million, $458 million and $496 million for the years ended December 31, 2007, 2006 and 2005, respectively.

2007 compared with 2006

Regional Banking net income was $2.3 billion, a decrease of $583 million, or 20%, from the prior year. Total net revenue was $13.0 billion, up $1.0 billion, or 9%, benefiting from the following: the Bank of New York transaction; increased deposit-related fees; the absence of a prior-year $233 million loss related to $13.3 billion of mortgage loans transferred to held-for-sale; growth in deposits; and wider loan spreads. These benefits were offset partially by the sale of the insurance business and a shift to narrower–spread deposit products. The Provision for credit losses was $2.2 billion, compared with $354 million in the prior year. The increase in the provision was due to the home equity and subprime mortgage portfolios (see Retail Financial Services discussion of the Provision for credit losses for further detail). Noninterest expense was $7.0 billion, up $198 million, or 3%, from the prior year, as the Bank of New York transaction and investments in the retail distribution network were offset partially by the sale of the insurance business.

2006 compared with 2005

Regional Banking Net income of $2.9 billion was up $104 million from the prior year. Total net revenue of $12.0 billion was up $303 million, or 3%, including the impact of a $233 million 2006 loss resulting from $13.3 billion of mortgage loans transferred to held-for-sale and a prior-year loss of $120 million resulting from $3.3 billion of mortgage loans transferred to held-for-sale. Results benefited from the Bank of New York transaction; the acquisition of Collegiate Funding Services; growth in deposits and home equity loans; and increases in deposit-related fees and credit card sales. These benefits were offset partially by the sale of the insurance business, narrower spreads on loans, and a shift to narrower-spread deposit products. The Provision for credit losses decreased $158 million, primarily the result of a $230 million special provision in the prior year related to Hurricane Katrina, which was offset partially by addi-

tional Allowance for loan losses related to the acquisition of loans from The Bank of New York and increased net charge-offs due to portfolio seasoning and deterioration in subprime mortgages. Noninterest expense of $6.8 billion was up $150 million, or 2%, from the prior year. The increase was due to investments in the retail distribution network, the Bank of New York transaction and the acquisition of Collegiate Funding Services, partially offset by the sale of the insurance business, merger savings and operating efficiencies, and the absence of a $40 million prior-year charge related to the dissolution of an education loan joint venture.

Selected metrics
Year ended December 31,
(in millions, except ratios and where otherwise noted)	2007	2006	2005
Business metrics (in billions)
Selected ending balances
Home equity origination volume	$48.3	$51.9	$54.1
End-of-period loans owned
Home equity	$94.8	$85.7	$73.9
Mortgage(a)	15.7	30.1	44.6
Business banking	15.4	14.1	12.8
Education	11.0	10.3	3.0
Other loans(b)	2.3	2.7	2.6
Total end-of-period loans	139.2	142.9	136.9
End-of-period deposits
Checking	$67.0	$68.7	$64.9
Savings	96.0	92.4	87.7
Time and other	48.7	43.3	29.7
Total end-of-period deposits	211.7	204.4	182.3
Average loans owned
Home equity	$90.4	$78.3	$69.9
Mortgage(a)	10.3	45.1	45.4
Business banking	14.7	13.2	12.6
Education	10.5	8.3	2.8
Other loans(b)	2.5	2.6	3.1
Total average loans(c)	128.4	147.5	133.8
Average deposits
Checking	$66.0	$62.8	$61.7
Savings	97.1	89.9	87.5
Time and other	43.8	37.5	26.1
Total average deposits	206.9	190.2	175.3
Average assets	140.4	160.8	150.8
Average equity	11.8	10.5	9.1
Credit data and quality statistics
30+ day delinquency rate(d)(e)	3.03%	2.02%	1.68%
Net charge-offs
Home equity	$564	$143	$141
Mortgage	159	56	25
Business banking	126	91	101
Other loans	116	48	28
Total net charge-offs	965	338	295
Net charge-off rate
Home equity	0.62%	0.18%	0.20%
Mortgage(f)	1.52	0.12	0.06
Business banking	0.86	0.69	0.80
Other loans	1.26	0.59	0.93
Total net charge-off rate(c)(f)	0.77	0.23	0.23
Nonperforming assets(g)	$2,879	$1,714	$1,282

(a)	As of January 1, 2007, $19.4 billion of held-for-investment prime mortgage loans were transferred from RFS to Treasury within the Corporate segment for risk man-

JPMorgan Chase & Co./2007 Annual Report	45

MANAGEMENT’S DISCUSSION AND ANALYSIS

JPMorgan Chase & Co.

agement and reporting purposes. The transfer had no impact on the financial results of Regional Banking. Balances reported at December 31, 2007 primarily reflected subprime mortgage loans owned.
(b)	Included commercial loans derived from community development activities and, prior to July 1, 2006, insurance policy loans.
(c)	Average loans included loans held-for-sale of $3.8 billion, $2.8 billion and $2.9 billion for the years ended December 31, 2007, 2006 and 2005, respectively. These amounts were excluded when calculating in the Net charge-off rate.
(d)	Excluded loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by U.S. government agencies of $1.2 billion, $960 million, and $896 million at December 31, 2007, 2006 and 2005, respectively. These amounts are excluded as reimbursement is proceeding normally.
(e)	Excluded loans that are 30 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program of $663 million and $464 million at December 31, 2007 and 2006, respectively. The education loans past due 30 days were insignificant at December 31, 2005. These amounts are excluded as reimbursement is proceeding normally.
(f)	The Mortgage and Total net charge-off rate for 2007, excluded $2 million of charge-offs related to prime mortgage loans held by Treasury in the Corporate sector.
(g)	Excluded nonperforming assets related to education loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program of $279 million and $219 million at December 31, 2007 and 2006, respectively. The Education loans past due 90 days were insignificant at December 31, 2005. These amounts were excluded as reimbursement is proceeding normally.

Retail branch business metrics

Year ended December 31,
(in millions, except where otherwise noted)	2007		2006		2005
Investment sales volume	$18,360		$14,882		$11,144

Number of:
Branches	3,152	#	3,079	#	2,641	#
ATMs	9,186		8,506		7,312
Personal bankers(a)	9,650		7,573		7,067
Sales specialists(a)	4,105		3,614		3,214
Active online customers
(in thousands)(b)	5,918		4,909		3,756
Checking accounts
(in thousands)	10,839		9,995		8,793
(a)	Employees acquired as part of the Bank of New York transaction are included beginning in 2007.
(b)	During 2007, RFS changed the methodology for determining active online customers to include all individual RFS customers with one or more online accounts who have been active within 90 days of period end, including customers who also have online accounts with Card Services. Prior periods have been revised to conform to this new methodology.

The following is a brief description of selected terms used by Regional Banking.

•   Personal bankers – Retail branch office personnel who acquire, retain and expand new and existing customer relationships by assessing customer needs and recommending and selling appropriate banking products and services.

•   Sales specialists – Retail branch office personnel who specialize in the marketing of a single product, including mortgages, investments, and business banking, by partnering with the personal bankers.

Mortgage Banking

Selected income statement data

Year ended December 31,
(in millions, except ratios and where otherwise noted)	2007	2006	2005
Production revenue(a)	$1,360	$833	$744

Net mortgage servicing revenue:
Servicing revenue	2,510	2,300	2,115
Changes in MSR asset fair value:
Due to inputs or assumptions in model	(516)	165	770
Other changes in fair value	(1,531)	(1,440)	(1,295)
Total changes in MSR asset fair value	(2,047)	(1,275)	(525)
Derivative valuation adjustments and other	879	(544)	(494)
Total net mortgage servicing revenue	1,342	481	1,096
Total net revenue	2,702	1,314	1,840
Noninterest expense(a)	1,987	1,341	1,239
Income (loss) before income tax expense	715	(27)	601
Net income (loss)	$439	$(17)	$379
ROE	22%	NM	24%
Business metrics (in billions)
Third-party mortgage loans serviced (ending)	$614.7	$526.7	$467.5
MSR net carrying value (ending)	8.6	7.5	6.5
Average mortgage loans held-for-sale(b)	18.8	12.8	12.1
Average assets	33.9	25.8	22.4
Average equity	2.0	1.7	1.6
Mortgage origination volume by channel(c) (in billions)
Retail	$45.5	$40.5	$46.3
Wholesale	42.7	32.8	34.2
Correspondent	27.9	13.3	14.1
CNT (negotiated transactions)	43.3	32.6	34.4
Total	$159.4	$119.2	$129.0
(a)	The Firm adopted SFAS 159 in the first quarter of 2007. As a result, certain loan origination costs have been classified as expense (previously netted against revenue) for the year ended December 31, 2007.
(b)	Included $11.9 billion of prime mortgage loans at fair value for the year ended December 31, 2007. These loans are classified as Trading assets on the Consolidated balance sheet for 2007.
(c)	During the second quarter of 2007, RFS changed its definition of mortgage originations to include all newly originated mortgage loans sourced through RFS channels, and to exclude all mortgage loan originations sourced through IB channels. Prior periods have been revised to conform to this new definition.

2007 compared with 2006

Mortgage Banking Net income was $439 million, compared with a net loss of $17 million in the prior year. Total net revenue was $2.7 billion, up $1.4 billion. Total net revenue comprises production revenue and net mortgage servicing revenue. Production revenue was $1.4 billion, up $527 million, benefiting from an increase in mortgage loan originations and the classification of certain loan origination costs as expense (loan origination costs previously netted against revenue commenced being recorded as an expense in the first quarter of 2007 due to the adoption of SFAS 159). These bene-

46	JPMorgan Chase & Co./2007 Annual Report

fits were offset partially by markdowns of $241 million on the mortgage warehouse and pipeline. Net mortgage servicing revenue, which includes loan servicing revenue, MSR risk management results and other changes in fair value, was $1.3 billion, compared with $481 million in the prior year. Loan servicing revenue of $2.5 billion increased $210 million on 17% growth in third-party loans serviced. MSR risk management revenue of $363 million improved $742 million from the prior year, reflecting a $499 million current-year positive valuation adjustment to the MSR asset due to a decrease in estimated future mortgage prepayments; and the absence of a $235 million prior-year negative valuation adjustment to the MSR asset. Other changes in fair value of the MSR asset were negative $1.5 billion compared with negative $1.4 billion in the prior year. Noninterest expense was $2.0 billion, an increase of $646 million, or 48%. The increase reflected the classification of certain loan origination costs due to the adoption of SFAS 159, higher servicing costs due to increased delinquencies and defaults, and higher production expense due partly to growth in originations.

2006 compared with 2005

Mortgage Banking Net loss was $17 million compared with net income of $379 million in the prior year. Total net revenue of $1.3 billion was down $526 million from the prior year due to a decline in net mortgage servicing revenue offset partially by an increase in production revenue. Production revenue was $833 million, up $89 million, reflecting increased loan sales and wider gain on sale margins that benefited from a shift in the sales mix. Net mortgage servicing revenue, which includes loan servicing revenue, MSR risk management results and other changes in fair value, was $481 million compared with $1.1 billion in the prior year. Loan servicing revenue of $2.3 billion increased $185 million on a 13% increase in third-party loans serviced. MSR risk management revenue of negative $379 million was down $655 million from the prior year, including the impact of a $235 million negative valuation adjustment to the MSR asset in the third quarter of 2006 due to changes and refinements to assumptions used in the MSR valuation model. Other changes in fair value of the MSR asset, representing runoff of the asset against the realization of servicing cash flows, were negative $1.4 billion. Noninterest expense was $1.3 billion, up $102 million, or 8%, due primarily to higher compensation expense related to an increase in loan officers.

Mortgage Banking origination channels comprise the following:

Retail – Borrowers who are buying or refinancing a home through direct contact with a mortgage banker employed by the Firm using a branch office, the Internet or by phone. Borrowers are frequently referred to a mortgage banker by real estate brokers, home builders or other third parties.

Wholesale – A third-party mortgage broker refers loan applications to a mortgage banker at the Firm. Brokers are independent loan originators that specialize in finding and counseling borrowers but do not provide funding for loans.

Correspondent – Banks, thrifts, other mortgage banks and other financial institutions that sell closed loans to the Firm.

Correspondent negotiated transactions (“CNT”) – Mid-to large-sized mortgage lenders, banks and bank-owned companies that sell loans or servicing to the Firm on an as-originated basis, excluding bulk servicing transactions.

Production revenue – Includes net gains or losses on originations and sales of prime and subprime mortgage loans and other production-related fees.

Net Mortgage servicing revenue components:

Servicing revenue – Represents all gross income earned from servicing third-party mortgage loans, including stated service fees, excess service fees, late fees and other ancillary fees.

Changes in MSR asset fair value due to inputs or assumptions in model – Represents MSR asset fair value adjustments due to changes in market-based inputs, such as interest rates and volatility, as well as updates to valuation assumptions used in the valuation model.

Changes in MSR asset fair value due to other changes

– Includes changes in the MSR value due to modeled servicing portfolio runoff (or time decay). Effective January 1, 2006, the Firm implemented SFAS 156, adopting fair value for the MSR asset. For the year ended December 31, 2005, this amount represents MSR asset amortization expense calculated in accordance with SFAS 140.

Derivative valuation adjustments and other – Changes in the fair value of derivative instruments used to offset the impact of changes in market-based inputs to the MSR valuation model.

MSR risk management results – Includes changes in MSR asset fair value due to inputs or assumptions and derivative valuation adjustments and other.

JPMorgan Chase & Co./2007 Annual Report	47

MANAGEMENT’S DISCUSSION AND ANALYSIS

JPMorgan Chase & Co.

Auto Finance

Selected income statement data
Year ended December 31, (in millions, except ratios and where otherwise noted)	2007	2006	2005
Noninterest revenue	$551	$368	$86
Net interest income	1,206	1,171	1,235
Total net revenue	1,757	1,539	1,321
Provision for credit losses	380	207	212
Noninterest expense	890	761	671
Income before income tax expense	487	571	438
Net income	$295	$346	$268
ROE	13%	14%	10%
ROA	0.68	0.77	0.50
Business metrics (in billions)
Auto originations volume	$21.3	$19.3	$18.1
End-of-period loans and lease-related assets
Loans outstanding	$42.0	$39.3	$41.7
Lease financing receivables	0.3	1.7	4.3
Operating lease assets	1.9	1.6	0.9
Total end-of-period loans and lease-related assets	44.2	42.6	46.9
Average loans and lease-related assets
Loans outstanding(a)	$40.2	$39.8	$45.5
Lease financing receivables	0.9	2.9	6.2
Operating lease assets	1.7	1.3	0.4
Total average loans and lease-related assets	42.8	44.0	52.1
Average assets	43.3	44.9	53.2
Average equity	2.2	2.4	2.7
Credit quality statistics
30+ day delinquency rate	1.85%	1.72%	1.66%
Net charge-offs
Loans	$350	$231	$257
Lease receivables	4	7	20
Total net charge-offs	354	238	277
Net charge-off rate
Loans(a)	0.87%	0.59%	0.57%
Lease receivables	0.44	0.24	0.32
Total net charge-off rate(a)	0.86	0.56	0.54
Nonperforming assets	$188	$177	$236

(a)	Average Loans held-for-sale were $530 million and $744 million for 2006 and 2005, respectively. Average Loans held-for-sale for 2007 were insignificant. These amounts are excluded when calculating the net charge-off rate.

2007 compared with 2006

Auto Finance Net income was $295 million, a decrease of $51 million, or 15%, from the prior year. Net revenue was $1.8 billion, up $218 million, or 14%, reflecting wider loan spreads and higher automobile operating lease revenue. The Provision for credit losses was $380 million, up $173 million, reflecting an increase in estimated losses. The net charge-off rate was 0.86% compared with 0.56% in the prior year. Noninterest expense of $890 million increased $129 million, or 17%, driven by increased depreciation expense on owned automobiles subject to operating leases.

2006 compared with 2005

Net income of $346 million was up $78 million from the prior year, including the impact of a $50 million 2006 loss and a $136 million prior-year loss related to loans transferred to held-for-sale. Total net revenue of $1.5 billion was up $218 million, or 17%, reflecting higher automobile operating lease revenue and wider loan spreads on lower loan and direct finance lease balances. The Provision for credit losses of $207 million decreased $5 million from the prior year. Noninterest expense of $761 million increased $90 million, or 13%, driven by increased depreciation expense on owned automobiles subject to operating leases, partially offset by operating efficiencies.

48	JPMorgan Chase & Co./2007 Annual Report

CARD SERVICES

With 155 million cards in circulation and more than $157 billion in managed loans, Card Services is one of the nation’s largest credit card issuers. Customers used Chase cards to meet more than $354 billion worth of their spending needs in 2007.

With hundreds of partnerships, Chase has a market leadership position in building loyalty programs with many of the world’s most respected brands. The Chase-branded product line was strengthened in 2007 with enhancements to the popular Chase Freedom Program, which has generated more than one million new customers since its launch in 2006.

Chase Paymentech Solutions, LLC, a joint venture between JPMorgan Chase and First Data Corporation, is a processor of MasterCard and Visa payments, which handled more than 19 billion transactions in 2007.

JPMorgan Chase uses the concept of “managed basis” to evaluate the credit performance of its credit card loans, both loans on the balance sheet and loans that have been securitized. For further information, see Explanation and reconciliation of the Firm’s use of non-GAAP financial measures on pages 36–37 of this Annual Report. Managed results exclude the impact of credit card securitizations on Total net revenue, the Provision for credit losses, net charge-offs and loan receivables. Securitization does not change reported Net income; however, it does affect the classification of items on the Consolidated statements of income and Consolidated balance sheets.

Selected income statement data – managed basis

Year ended December 31, (in millions, except ratios)	2007	2006	2005
Revenue
Credit card income	$2,685	$2,587	$3,351
All other income	361	357	212
Noninterest revenue	3,046	2,944	3,563
Net interest income	12,189	11,801	11,803
Total net revenue	15,235	14,745	15,366

Provision for credit losses	5,711	4,598	7,346

Noninterest expense
Compensation expense	1,021	1,003	1,081
Noncompensation expense	3,173	3,344	3,170
Amortization of intangibles	720	739	748
Total noninterest expense	4,914	5,086	4,999
Income before income tax expense	4,610	5,061	3,021
Income tax expense	1,691	1,855	1,114
Net income	$2,919	$3,206	$1,907
Memo: Net securitization gains	$67	$82	$56
Financial ratios
ROE	21%	23%	16%
Overhead ratio	32	34	33

As a result of the integration of Chase Merchant Services and Paymentech merchant processing businesses into a joint venture, beginning in the fourth quarter of 2005, Total net revenue, Total non-interest expense and Income before income tax expense were reduced to reflect the deconsolidation of Paymentech. There was no impact to Net income. To illustrate underlying business trends, the following discussion of CS’ performance assumes that the deconsolidation of Paymentech had occurred as of the beginning of 2005. For a further discussion of the deconsolidation of Paymentech, see Note 2 on pages 109–110, and Note 31 on pages 170–173, respectively, of this Annual Report. The following table presents a reconciliation of CS’ managed basis to an adjusted basis to disclose the effect of the deconsolidation of Paymentech on CS’ results for the periods presented.

Reconciliation of Card Services’ managed results to an adjusted basis to disclose the effect of the Paymentech deconsolidation.

Year ended December 31, (in millions)	2007	2006	2005
Noninterest revenue
Managed	$3,046	$2,944	$3,563
Adjustment for Paymentech	—	—	(422)
Adjusted Noninterest revenue	$3,046	$2,944	$3,141
Total net revenue
Managed	$15,235	$14,745	$15,366
Adjustment for Paymentech	—	—	(435)
Adjusted Total net revenue	$15,235	$14,745	$14,931
Total noninterest expense
Managed	$4,914	$5,086	$4,999
Adjustment for Paymentech	—	—	(389)
Adjusted Total noninterest expense	$4,914	$5,086	$4,610

2007 compared with 2006

Net income of $2.9 billion was down $287 million, or 9%, from the prior year. Prior-year results benefited from significantly lower net charge-offs following the change in bankruptcy legislation in the fourth quarter of 2005. The increase in net charge-offs was offset partially by higher revenue.

End-of-period managed loans of $157.1 billion increased $4.2 billion, or 3%, from the prior year. Average managed loans of $149.3 billion increased $8.2 billion, or 6%, from the prior year. The increases in both end-of-period and average managed loans resulted from organic growth.

JPMorgan Chase & Co./2007 Annual Report	49

MANAGEMENT’S DISCUSSION AND ANALYSIS

JPMorgan Chase & Co.

Managed Total net revenue was $15.2 billion, an increase of $490 million, or 3%, from the prior year. Net interest income was $12.2 billion, up $388 million, or 3%, from the prior year. The increase in Net interest income was driven by a higher level of fees and higher average loan balances. These benefits were offset partially by narrower loan spreads, the discontinuation of certain billing practices (including the elimination of certain over-limit fees and the two-cycle billing method for calculating finance charges beginning in the second quarter of 2007) and the effect of higher revenue reversals associated with higher charge-offs. Noninterest revenue was $3.0 billion, an increase of $102 million, or 3%, from the prior year. The increase reflects a higher level of fee-based revenue and increased net interchange income, which benefited from higher charge volume. Charge volume growth of 4% reflected a 9% increase in sales volume, offset primarily by a lower level of balance transfers, the result of more targeted marketing efforts.

The managed Provision for credit losses was $5.7 billion, an increase of $1.1 billion, or 24%, from the prior year. The increase was primarily due to a higher level of net charge-offs (the prior year benefited from the change in bankruptcy legislation in the fourth quarter of 2005) and an increase in the Allowance for loan losses driven by higher estimated net charge-offs in the portfolio. The managed net charge-off rate was 3.68%, up from 3.33% in the prior year. The 30-day managed delinquency rate was 3.48%, up from 3.13% in the prior year.

Noninterest expense was $4.9 billion, a decrease of $172 million, or 3%, compared with the prior year, primarily due to lower marketing expense and lower fraud-related expense, partially offset by higher volume-related expense.

2006 compared with 2005

Net income of $3.2 billion was up $1.3 billion, or 68%, from the prior year. Results were driven by a lower Provision for credit losses due to significantly lower bankruptcy filings.

End-of-period managed loans of $152.8 billion increased $10.6 billion, or 7%, from the prior year. Average managed loans of $141.1 billion increased $4.7 billion, or 3%, from the prior year. Compared with the prior year, both average managed and end-of-period managed loans continued to be affected negatively by higher customer payment rates. Management believes that contributing to the higher payment rates are the new minimum payment rules and a higher proportion of customers in rewards-based programs.

2006 benefited from organic growth and reflected acquisitions of two loan portfolios. The first portfolio was the Sears Canada credit card business, which closed in the fourth quarter of 2005. The Sears Canada portfolio’s average managed loan balances were $2.1 billion in 2006 and $291 million in the prior year. The second purchase was the Kohl’s Corporation (“Kohl’s”) private label portfolio, which closed in the second quarter of 2006. The Kohl’s portfolio average and period-end managed loan balances for 2006 were $1.2 billion and $2.5 billion, respectively.

Managed Total net revenue of $14.7 billion was down $186 million, or 1%, from the prior year. Net interest income of $11.8 billion was flat to the prior year. Net interest income benefited from an increase in average managed loan balances and lower revenue reversals associated with lower charge-offs. These increases were offset by attrition of mature, higher spread balances as a result of higher payment rates and higher cost of funds on balance growth in promotional, introductory and transactor loan balances, which increased due to continued investment in marketing. Noninterest revenue of $2.9 billion was down $197 million, or 6%. Interchange income increased, benefiting from 12% higher charge volume, but was more than offset by higher volume-driven payments to partners, including Kohl’s, and increased rewards expense (both of which are netted against interchange income).

The managed Provision for credit losses was $4.6 billion, down $2.7 billion, or 37%, from the prior year. This benefit was due to a significant decrease in net charge-offs of $2.4 billion, reflecting the continued low level of bankruptcy losses, partially offset by an increase in contractual net charge-offs. The provision also benefited from a release in the Allowance for loan losses in 2006 of unused reserves related to Hurricane Katrina, compared with an increase in the Allowance for loan losses in the prior year. The managed net charge-off rate decreased to 3.33%, from 5.21% in the prior year. The 30-day managed delinquency rate was 3.13%, up from 2.79% in the prior year.

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

•   Merchant acquiring business – Represents an entity that processes bank card transactions for merchants. JPMorgan Chase is a partner in Chase Paymentech Solutions, LLC, a merchant acquiring business.

-   Bank card volume – Represents the dollar amount of transactions processed for merchants.

-   Total transactions – Represents the number of transactions and authorizations processed for merchants.

50	JPMorgan Chase & Co./2007 Annual Report

Selected metrics

Year ended December 31, (in millions, except headcount, ratios and where otherwise noted)	2007	2006	2005
Financial metrics
% of average managed outstandings:
Net interest income	8.16%	8.36%	8.65%
Provision for credit losses	3.82	3.26	5.39
Noninterest revenue	2.04	2.09	2.61
Risk adjusted margin(a)	6.38	7.19	5.88
Noninterest expense	3.29	3.60	3.67
Pretax income (ROO)(b)	3.09	3.59	2.21
Net income	1.95	2.27	1.40

Business metrics
Charge volume (in billions)	$354.6	$339.6	$301.9
Net accounts opened (in millions)(c)	16.4 #	45.9 #	21.1 #
Credit cards issued (in millions)	155.0	154.4	110.4
Number of registered Internet customers (in millions)	28.3	22.5	14.6

Merchant acquiring business(d)
Bank card volume (in billions)	$719.1	$660.6	$563.1
Total transactions (in billions)	19.7 #	18.2 #	15.5 #
Selected ending balances
Loans:
Loans on balance sheets	$84,352	$85,881	$71,738
Securitized loans	72,701	66,950	70,527
Managed loans	$157,053	$152,831	$142,265
Selected average balances
Managed assets	$155,957	$148,153	$141,933
Loans:
Loans on balance sheets	$79,980	$73,740	$67,334
Securitized loans	69,338	67,367	69,055
Managed average loans	$149,318	$141,107	$136,389
Equity	$14,100	$14,100	$11,800

Headcount	18,554 #	18,639 #	18,629 #
Managed credit quality statistics
Net charge-offs	$5,496	$4,698	$7,100
Net charge-off rate	3.68%	3.33%	5.21%
Managed delinquency ratios
30+ days	3.48%	3.13%	2.79%
90+ days	1.65	1.50	1.27
Allowance for loan losses(e)	$3,407	$3,176	$3,274
Allowance for loan losses to period-end loans(e)	4.04%	3.70%	4.56%

(a)	Represents Total net revenue less Provision for credit losses.
(b)	Pretax return on average managed outstandings.
(c)	2006 included approximately 30 million accounts from loan portfolio acquisitions and 2005 included approximately 10 million accounts from portfolio acquisitions.
(d)	Represents 100% of the merchant acquiring business.
(e)	Loans on a reported basis.

The financial information presented below reconciles reported basis and managed basis to disclose the effect of securitizations.

Year ended December 31, (in millions)	2007	2006	2005
Income statement data(a)
Credit card income
Reported	$5,940	$6,096	$6,069
Securitization adjustments	(3,255)	(3,509)	(2,718)
Managed credit card income	$2,685	$2,587	$3,351
Net interest income
Reported	$6,554	$6,082	$5,309
Securitization adjustments	5,635	5,719	6,494
Managed net interest income	$12,189	$11,801	$11,803
Total net revenue
Reported	$12,855	$12,535	$11,590
Securitization adjustments	2,380	2,210	3,776
Managed total net revenue	$15,235	$14,745	$15,366
Provision for credit losses
Reported	$3,331	$2,388	$3,570
Securitization adjustments	2,380	2,210	3,776
Managed provision for credit losses	$5,711	$4,598	$7,346
Balance sheet – average balances(a)
Total average assets
Reported	$89,177	$82,887	$74,753
Securitization adjustments	66,780	65,266	67,180
Managed average assets	$155,957	$148,153	$141,933
Credit quality statistics(a)
Net charge-offs
Reported	$3,116	$2,488	$3,324
Securitization adjustments	2,380	2,210	3,776
Managed net charge-offs	$5,496	$4,698	$7,100

(a)	For a discussion of managed basis, see the non-GAAP financial measures discussion on pages 36–37 of this Annual Report.

JPMorgan Chase & Co./2007 Annual Report	51

MANAGEMENT’S DISCUSSION AND ANALYSIS

JPMorgan Chase & Co.

COMMERCIAL BANKING

Commercial Banking serves more than 30,000 clients nationally, including corporations, municipalities, financial institutions and not-for-profit entities with annual revenue generally ranging from $10 million to $2 billion. Commercial Banking delivers extensive industry knowledge, local expertise and a dedicated service model. In partnership with the Firm’s other businesses, it provides comprehensive solutions including lending, treasury services, investment banking and asset management to meet its clients’ domestic and international financial needs.

Selected income statement data

Year ended December 31,
(in millions, except ratios)	2007	2006	2005
Revenue
Lending & deposit-related fees	$647	$589	$572
Asset management, administration and commissions	92	67	57
All other income(a)	524	417	357
Noninterest revenue	1,263	1,073	986
Net interest income	2,840	2,727	2,502
Total net revenue	4,103	3,800	3,488

Provision for credit losses(b)	279	160	73
Noninterest expense
Compensation expense	706	740	654
Noncompensation expense	1,197	1,179	1,137
Amortization of intangibles	55	60	65
Total noninterest expense	1,958	1,979	1,856
Income before income tax expense	1,866	1,661	1,559
Income tax expense	732	651	608
Net income	$1,134	$1,010	$951
Financial ratios
ROE	17%	18%	28%
Overhead ratio	48	52	53

(a)	Investment banking-related and commercial card revenue is included in all other income.
(b)	2005 includes a $35 million special provision related to Hurricane Katrina.

On October 1, 2006, JPMorgan Chase completed the acquisition of The Bank of New York’s consumer, business banking and middle-market banking businesses, adding approximately $2.3 billion in loans and $1.2 billion in deposits to the Commercial Bank.

2007 compared with 2006

Net income was $1.1 billion, an increase of $124 million, or 12%, from the prior year due primarily to growth in total net revenue, partially offset by higher Provision for credit losses.

Record total net revenue of $4.1 billion increased $303 million, or 8%. Net interest income of $2.8 billion increased $113 million, or 4%, driven by double-digit growth in liability balances and loans, which reflected organic growth and the Bank of New York transaction, largely offset by the continued shift to narrower–spread liability products and spread compression in the loan and liability portfolios.

Noninterest revenue was $1.3 billion, up $190 million, or 18%, due to increased deposit-related fees, higher investment banking revenue, and gains on sales of securities acquired in the satisfaction of debt.

On a segment basis, Middle Market Banking revenue was $2.7 billion, an increase of $154 million, or 6%, primarily due to the Bank of New York transaction, higher deposit-related fees and growth in investment banking revenue. Mid-Corporate Banking revenue was $815 million, an increase of $159 million, or 24%, reflecting higher lending revenue, investment banking revenue, and gains on sales of securities acquired in the satisfaction of debt. Real Estate Banking revenue of $421 million decreased $37 million, or 8%.

Provision for credit losses was $279 million, compared with $160 million in the prior year. The increase in the allowance for credit losses reflected portfolio activity including slightly lower credit quality as well as growth in loan balances. The Allowance for loan losses to average loans retained was 2.81%, compared with 2.86% in the prior year.

Noninterest expense was $2.0 billion, a decrease of $21 million, or 1%, largely due to lower Compensation expense driven by the absence of prior-year expense from the adoption of SFAS 123R, partially offset by expense growth related to the Bank of New York transaction.

2006 compared with 2005

Net income of $1.0 billion increased $59 million, or 6%, from the prior year due to higher revenue, partially offset by higher expense and Provision for credit losses.

Record total net revenue of $3.8 billion increased 9%, or $312 million. Net interest income increased to $2.7 billion, primarily driven by higher liability balances and loan volumes, partially offset by loan spread compression and a shift to narrower-spread liability products. Noninterest revenue was $1.1 billion, up $87 million, or 9%, due to record Investment banking revenue and higher commercial card revenue.

Revenue grew for each CB business compared with the prior year, driven by increased treasury services, investment banking and lending revenue. Compared with the prior year, Middle Market Banking revenue of $2.5 billion increased $177 million, or 8%. Mid-Corporate Banking revenue of $656 million increased $105 million, or 19%, and Real Estate Banking revenue of $458 million increased $24 million, or 6%.

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

Total noninterest expense of $2.0 billion increased $123 million, or 7%, from last year, primarily related to incremental compensation expense related to SFAS 123R and increased expense resulting from higher client usage of Treasury Services’ products.

52	JPMorgan Chase & Co./2007 Annual Report

Selected metrics

Year ended December 31, (in millions, except headcount and ratios)	2007		2006	2005
Revenue by product:
Lending	$1,419		$1,344	$1,215
Treasury services	2,350		2,243	2,062
Investment banking	292		253	206
Other	42		(40)	5
Total Commercial Banking revenue	$4,103		$3,800	$3,488
IB revenue, gross(a)	$888		$716	$552
Revenue by business:
Middle Market Banking	$2,689		$2,535	$2,358
Mid-Corporate Banking	815		656	551
Real Estate Banking	421		458	434
Other	178		151	145
Total Commercial Banking revenue	$4,103		$3,800	$3,488

Selected average balances:
Total assets	$87,140		$57,754	$52,358
Loans:
Loans retained	60,231		53,154	47,834
Loans held-for-sale and loans at fair value	863		442	283
Total loans(b)	61,094		53,596	48,117
Liability balances(c)	87,726		73,613	66,055
Equity	6,502		5,702	3,400

Average loans by business:
Middle Market Banking	$37,333		$33,225	$31,193
Mid-Corporate Banking	12,481		8,632	6,388
Real Estate Banking	7,116		7,566	6,909
Other	4,164		4,173	3,627
Total Commercial Banking loans	$61,094		$53,596	$48,117
Headcount	4,125	#	4,459 #	4,418	#

Credit data and quality statistics:
Net charge-offs	$44		$27	$26
Nonperforming loans	146		121	272
Allowance for credit losses:
Allowance for loan losses	1,695		1,519	1,392

Allowance for lending-related commitments	236		187	154
Total allowance for credit losses	1,931		1,706	1,546
Net charge-off rate(b)	0.07%		0.05%	0.05%
Allowance for loan losses to average loans(b)	2.81		2.86	2.91
Allowance for loan losses to nonperforming loans	1,161		1,255	512
Nonperforming loans to average loans	0.24		0.23	0.57

(a)	Represents the total revenue related to investment banking products sold to CB clients.
(b)	Loans held-for-sale and loans accounted for at fair value under SFAS 159 were excluded when calculating the allowance coverage ratio and the net charge-off rate.
(c)	Liability balances include deposits and deposits swept to on–balance sheet liabilities such as Commercial paper, Federal funds purchased and repurchase agreements.

Commercial Banking revenue comprises the following:

Lending includes a variety of financing alternatives, which are primarily provided on a basis secured by receivables, inventory, equipment, real estate or other assets. Products include:

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

•   Trade finance and logistics solutions

•   Commercial card

•   Deposit products, sweeps and money market mutual funds

Investment banking provides clients with sophisticated capital-raising alternatives, as well as balance sheet and risk management tools, through:

•   Advisory

•   Equity underwriting

•   Loan syndications

•   Investment-grade debt

•   Asset-backed securities

•   Private placements

•   High-yield bonds

•   Derivatives

•   Foreign exchange hedges

•   Securities sales

JPMorgan Chase & Co./2007 Annual Report	53

MANAGEMENT’S DISCUSSION AND ANALYSIS

JPMorgan Chase & Co.

TREASURY & SECURITIES SERVICES

TSS is a global leader in transaction, investment and information services. TSS is one of the world’s largest cash management providers and a leading global custodian. TS provides cash management, trade, wholesale card and liquidity products and services to small and mid-sized companies, multinational corporations, financial institutions and government entities. TS partners with the Commercial Banking, Retail Financial Services and Asset Management businesses to serve clients firmwide. As a result, certain TS revenue is included in other segments’ results. WSS holds, values, clears and services securities, cash and alternative investments for investors and broker-dealers, and manages depositary receipt programs globally.

As a result of the transaction with The Bank of New York on October 1, 2006, selected corporate trust businesses were transferred from TSS to the Corporate segment and are reported in discontinued operations for all periods presented.

Selected income statement data

Year ended December 31, (in millions, except ratios)	2007	2006	2005

Revenue
Lending & deposit-related fees	$923	$735	$731
Asset management, administration and commissions	3,050	2,692	2,409
All other income	708	612	519
Noninterest revenue	4,681	4,039	3,659
Net interest income	2,264	2,070	1,880
Total net revenue	6,945	6,109	5,539
Provision for credit losses	19	(1)	—
Credit reimbursement to IB(a)	(121)	(121)	(154)
Noninterest expense
Compensation expense	2,353	2,198	1,874
Noncompensation expense	2,161	1,995	2,095
Amortization of intangibles	66	73	81
Total noninterest expense	4,580	4,266	4,050
Income before income tax expense	2,225	1,723	1,335
Income tax expense	828	633	472
Net income	$1,397	$1,090	$863
Financial ratios
ROE	47%	48%	57%
Overhead ratio	66	70	73
Pretax margin ratio(b)	32	28	24

(a)	TSS was charged a credit reimbursement related to certain exposures managed within the IB credit portfolio on behalf of clients shared with TSS.
(b)	Pretax margin represents Income before income tax expense divided by Total net revenue, which is a measure of pretax performance and another basis by which management evaluates its performance and that of its competitors.

2007 compared with 2006

Net income was a record $1.4 billion, an increase of $307 million, or 28%, from the prior year, driven by record net revenue, partially offset by higher noninterest expense.

Total net revenue was $6.9 billion, an increase of $836 million, or 14%, from the prior year. Worldwide Securities Services net revenue of $3.9 billion was up $615 million, or 19%. The growth was driven by increased product usage by new and existing clients (primarily custody, securities lending, depositary receipts and fund services), market appreciation on assets under custody, and wider spreads on securities lending. These gains were offset partially by spread compression on liability products. Treasury Services net revenue was $3.0 billion, an increase of $221 million, or 8%, from the prior year. The results were driven by growth in electronic transaction volumes and higher liability balances, offset partially by a shift to narrower-spread liability products. TSS firmwide net revenue, which includes Treasury Services net revenue recorded in other lines of business, grew to $9.6 billion, up $1.0 billion, or 12%. Treasury Services firmwide net revenue grew to $5.6 billion, up $391 million, or 7%.

Noninterest expense was $4.6 billion, an increase of $314 million, or 7%, from the prior year, reflecting higher expense related to business and volume growth, as well as investment in new product platforms.

2006 compared with 2005

Net income was $1.1 billion, an increase of $227 million, or 26%, from the prior year. Earnings benefited from increased net revenue and the absence of prior-year charges of $58 million (after-tax) related to the termination of a client contract, partially offset by higher compensation expense.

Total net revenue was $6.1 billion, an increase of $570 million, or 10%. Worldwide Securities Services net revenue of $3.3 billion grew by $473 million, or 17%. The growth was driven by increased product usage by new and existing clients (primarily custody, fund services, depositary receipts and securities lending) and market appreciation on assets under custody. Treasury Services net revenue of $2.8 billion was up 4%. The growth was driven by higher liability balances, offset partially by a shift to narrower-spread liability products. TSS firmwide net revenue, which includes Treasury Services net revenue recorded in other lines of business, grew to $8.6 billion, up $778 million, or 10%. Treasury Services firmwide net revenue grew to $5.2 billion, an increase of $305 million, or 6%.

Total noninterest expense was $4.3 billion, up $216 million, or 5%. The increase was due to higher compensation expense related to increased client activity, business growth, investment in new product platforms and incremental expense related to SFAS 123R, partially offset by the absence of prior-year charges of $93 million related to the termination of a client contract.

54	JPMorgan Chase & Co./2007 Annual Report

Selected metrics

Year ended December 31,
(in millions, except headcount, ratio data and where otherwise noted)	2007		2006		2005
Revenue by business
Treasury Services	$3,013		$2,792		$2,695
Worldwide Securities Services	3,932		3,317		2,844
Total net revenue	$6,945		$6,109		$5,539
Business metrics
Assets under custody (in billions)	$15,946		$13,903		$10,662
Number of:
US$ ACH transactions originated (in millions)	3,870	#	3,503	#	2,966	#
Total US$ clearing volume (in thousands)	111,036		104,846		95,713
International electronic funds transfer volume (in thousands)(a)	168,605		145,325		89,537
Wholesale check volume (in millions)	2,925		3,409		3,735
Wholesale cards issued (in thousands)(b)	18,722		17,228		13,206
Selected balance sheets (average)
Total assets	$53,350		$31,760		$28,206
Loans(c)	20,821		15,564		12,349
Liability balances(d)	228,925		189,540		154,731
Equity	3,000		2,285		1,525
Headcount	25,669	#	25,423	#	22,207	#

TSS firmwide metrics
Treasury Services firmwide revenue(e)	$5,633		$5,242		$4,937
Treasury & Securities Services firmwide revenue(e)	9,565		8,559		7,781
Treasury Services firmwide overhead ratio(f)	56%		56%		58%
Treasury & Securities Services firmwide overhead ratio(f)	60		62		65
Treasury Services firmwide liability balances (average)(g)	$199,077		$162,020		$139,579
Treasury & Securities Services firmwide liability balances(g)	316,651		262,678		220,781

(a)	International electronic funds transfer includes non-US$ ACH and clearing volume.
(b)	Wholesale cards issued include domestic commercial card, stored value card, prepaid card and government electronic benefit card products.
(c)	Loan balances include wholesale overdrafts, commercial cards and trade finance loans.
(d)	Liability balances include deposits and deposits swept to on-balance sheet liabilities such as Commercial paper, Federal funds purchased and repurchase agreements.
(e)	Firmwide revenue includes TS revenue recorded in the CB, Regional Banking and AM lines of business (see below) and excludes FX revenue recorded in the IB for TSS-related FX activity.

(in millions)	2007	2006	2005
Treasury Services revenue reported in CB	$2,350	$2,243	$2,062
Treasury Services revenue reported in other lines of business	270	207	180

TSS firmwide FX revenue, which includes FX revenue recorded in TSS and FX revenue associated with TSS customers who are FX customers of the IB, was $552 million, $445 million and $382 million for the years ended December 31, 2007, 2006 and 2005, respectively.
(f)	Overhead ratios have been calculated based upon firmwide revenue and TSS and TS expense, respectively, including those allocated to certain other lines of business. FX revenue and expense recorded in the IB for TSS-related FX activity are not included in this ratio.
(g)	Firmwide liability balances include TS’ liability balances recorded in certain other lines of business.

Treasury & Securities Services firmwide metrics include certain TSS product revenue and liability balances reported in other lines of business for customers who are also customers of those lines of business. Management reviews firmwide metrics such as liability balances, revenue and overhead ratios in assessing financial performance for TSS as such firmwide metrics capture the firmwide impact of TS’ and TSS’ products and services. Management believes such firmwide metrics are necessary in order to understand the aggregate TSS business.

JPMorgan Chase & Co./2007 Annual Report	55

MANAGEMENT’S DISCUSSION AND ANALYSIS

JPMorgan Chase & Co.

ASSET MANAGEMENT

With assets under supervision of $1.6 trillion, AM is a global leader in investment and wealth management. AM clients include institutions, retail investors and high-net-worth individuals in every major market throughout the world. AM offers global investment management in equities, fixed income, real estate, hedge funds, private equity and liquidity, including both money-market instruments and bank deposits. AM also provides trust and estate and banking services to high-net-worth clients, and retirement services for corporations and individuals. The majority of AM’s client assets are in actively managed portfolios.

Selected income statement data

Year ended December 31, (in millions, except ratios)	2007	2006	2005
Revenue
Asset management, administration and commissions	$6,821	$5,295	$4,189
All other income	654	521	394
Noninterest revenue	7,475	5,816	4,583
Net interest income	1,160	971	1,081
Total net revenue	8,635	6,787	5,664

Provision for credit losses	(18)	(28)	(56)
Noninterest expense
Compensation expense	3,521	2,777	2,179
Noncompensation expense	1,915	1,713	1,582
Amortization of intangibles	79	88	99
Total noninterest expense	5,515	4,578	3,860
Income before income tax expense	3,138	2,237	1,860
Income tax expense	1,172	828	644
Net income	$1,966	$1,409	$1,216

Financial ratios
ROE	51%	40%	51%
Overhead ratio	64	67	68
Pretax margin ratio(a)	36	33	33

(a)	Pretax margin represents Income before income tax expense divided by Total net revenue, which is a measure of pretax performance and another basis by which management evaluates its performance and that of its competitors.

2007 compared with 2006

Net income was a record $2.0 billion, an increase of $557 million, or 40%, from the prior year. Results benefited from record net revenue, partially offset by higher noninterest expense.

Net revenue was $8.6 billion, an increase of $1.8 billion, or 27%, from the prior year. Noninterest revenue, primarily fees and commissions, was $7.5 billion, up $1.7 billion, or 29%, largely due to increased assets under management and higher performance and placement fees. Net interest income was $1.2 billion, up $189 million, or 19%, from the prior year, largely due to higher deposit and loan balances.

Institutional revenue grew 28%, to $2.5 billion, due to net asset inflows and performance fees. Private Bank revenue grew 37%, to $2.6 billion, due to higher assets under management, performance and placement fees, and increased loan and deposit balances. Retail revenue grew 28%, to $2.4 billion, primarily due to market appreciation and net asset inflows. Private Client Services revenue grew 7%, to $1.1 billion, reflecting higher assets under management and higher deposit balances.

The provision for credit losses was a benefit of $18 million, compared with a benefit of $28 million in the prior year.

Noninterest expense was $5.5 billion, an increase of $937 million, or 20%, from the prior year. The increase was due primarily to higher performance-based compensation expense and investments in all business segments.

2006 compared with 2005

Net income was a record $1.4 billion, up $193 million, or 16%, from the prior year. Improved results were driven by increased revenue offset partially by higher performance-based compensation expense, incremental expense from the adoption of SFAS 123R and the absence of a tax credit recognized in the prior year.

Total net revenue was a record $6.8 billion, up $1.1 billion, or 20%, from the prior year. Noninterest revenue, principally fees and commissions, of $5.8 billion was up $1.2 billion, or 27%. This increase was due largely to increased assets under management and higher performance and placement fees. Net interest income was $971 million, down $110 million, or 10%, from the prior year. The decline was due primarily to narrower spreads on deposit products and the absence of BrownCo, partially offset by higher deposit and loan balances.

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

Provision for credit losses was a benefit of $28 million compared with a benefit of $56 million in the prior year. The 2006 benefit reflects a high level of recoveries and stable credit quality.

Total noninterest expense of $4.6 billion was up $718 million, or 19%, from the prior year. The increase was due to higher performance-based compensation, incremental expense related to SFAS 123R, increased salaries and benefits related to business growth, and higher minority interest expense related to Highbridge, partially offset by the absence of BrownCo.

56	JPMorgan Chase & Co./2007 Annual Report

Selected metrics

Year ended December 31,
(in millions, except headcount, ranking data, and where otherwise noted)	2007	2006	2005
Revenue by client segment
Institutional	$2,525	$1,972	$1,395
Private Bank	2,605	1,907	1,689
Retail	2,408	1,885	1,544
Private Client Services	1,097	1,023	1,036
Total net revenue	$8,635	$6,787	$5,664
Business metrics
Number of:
Client advisors	1,729 #	1,506 #	1,484 #
Retirement planning services participants	1,501,000	1,362,000	1,299,000
% of customer assets in 4 & 5 Star Funds(a)	55%	58%	46%
% of AUM in 1st and 2nd quartiles:(b)
1 year	57%	83%	69%
3 years	75%	77%	68%
5 years	76%	79%	74%
Selected balance sheets data (average)
Total assets	$51,882	$43,635	$41,599
Loans(c)(d)	29,496	26,507	26,610
Deposits(d)	58,863	50,607	42,123
Equity	3,876	3,500	2,400
Headcount	14,799 #	13,298 #	12,127 #
Credit data and quality statistics
Net charge-offs (recoveries)	$(8)	$(19)	$23
Nonperforming loans	12	39	104
Allowance for loan losses	112	121	132
Allowance for lending-related commitments	7	6	4
Net charge-off (recovery) rate	(0.03)%	(0.07)%	0.09%
Allowance for loan losses to average loans	0.38	0.46	0.50
Allowance for loan losses to nonperforming loans	933	310	127
Nonperforming loans to average loans	0.04	0.15	0.39

(a)	Derived from following rating services: Morningstar for the United States; Micropal for the United Kingdom, Luxembourg, Hong Kong and Taiwan; and Nomura for Japan.
(b)	Derived from following rating services: Lipper for the United States and Taiwan; Micropal for the United Kingdom, Luxembourg and Hong Kong; and Nomura for Japan.
(c)	Held-for-investment prime mortgage loans transferred from AM to Treasury within the Corporate segment during 2007 were $6.5 billion. There were no loans transferred during 2006 or 2005. Although the loans, together with the responsibility for the investment management of the portfolio, were transferred to Treasury, the transfer has no material impact on the financial results of AM.
(d)	The sale of BrownCo, which closed on November 30, 2005, included $3.0 billion in both loans and deposits.

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

Private Client Services offers high-net-worth individuals, families and business owners in the United States comprehensive wealth management solutions, including investment management, capital markets and risk management, tax and estate planning, banking and specialty-wealth advisory services.

JPMorgan Asset Management has established two high-level measures of its overall performance.

•  Percentage of assets under management in funds rated 4 and 5 stars (3 year). Mutual fund rating services rank funds based on their risk-adjusted performance over various periods. A 5 star rating is the best and represents the top 10% of industry wide ranked funds. A 4 star rating represents the next 22% of industry wide ranked funds. The worst rating is a 1 star rating.

•  Percentage of assets under management in first- or second-quartile funds (one, three and five years). Mutual fund rating services rank funds according to a peer-based performance system, which measures returns according to specific time and fund classification (small, mid, multi and large cap).

JPMorgan Chase & Co./2007 Annual Report	57

MANAGEMENT’S DISCUSSION AND ANALYSIS

JPMorgan Chase & Co.

Assets under supervision

2007 compared with 2006

Assets under supervision (“AUS”) were $1.6 trillion, an increase of $225 billion, or 17%, from the prior year. Assets under management (“AUM”) were $1.2 trillion, up 18%, or $180 billion, from the prior year. The increase in AUM was the result of net asset inflows into liquidity and alternative products and market appreciation across all segments. Custody, brokerage, administration and deposit balances were $379 billion, up $45 billion. The Firm also has a 44% interest in American Century Companies, Inc., whose AUM totaled $102 billion and $103 billion at December 31, 2007 and 2006, respectively, which are excluded from the AUM above.

2006 compared with 2005

AUS were $1.3 trillion, up 17%, or $198 billion, from the prior year. AUM were $1.0 trillion, up 20%, or $166 billion, from the prior year. The increase in AUM was the result of net asset inflows in the Retail segment, primarily in equity-related products, Institutional segment flows, primarily in liquidity products and market appreciation. Custody, brokerage, administration and deposit balances were $334 billion, up $32 billion. The AUM of American Century Companies, Inc., totaled $103 billion and $101 billion at December 31, 2006 and 2005, respectively, which are excluded from the AUM above.

Assets under supervision(a)

As of or for the year ended December 31, (in billions)	2007	2006	2005
Assets by asset class
Liquidity(b)	$400	$311	$238
Fixed income	200	175	165
Equities & balanced	472	427	370
Alternatives	121	100	74
Total Assets under management	1,193	1,013	847
Custody/brokerage/ administration/deposits	379	334	302
Total Assets under supervision	$1,572	$1,347	$1,149

Assets by client segment
Institutional(c)	$632	$538	$481
Private Bank	201	159	145
Retail(c)	300	259	169
Private Client Services	60	57	52
Total Assets under management	$1,193	$1,013	$847
Institutional(c)	$633	$539	$484
Private Bank	433	357	318
Retail(c)	394	343	245
Private Client Services	112	108	102
Total Assets under supervision	$1,572	$1,347	$1,149

Assets by geographic region
U.S./Canada	$760	$630	$562
International	433	383	285
Total Assets under management	$1,193	$1,013	$847
U.S./Canada	$1,032	$889	$805
International	540	458	344
Total Assets under supervision	$1,572	$1,347	$1,149

Mutual fund assets by asset class
Liquidity	$339	$255	$182
Fixed income	46	46	45
Equities	224	206	150
Total mutual fund assets	$609	$507	$377
Assets under management rollforward
Beginning balance, January 1	$1,013	$847	$791
Net asset flows:
Liquidity	78	44	8
Fixed income	9	11	—
Equities, balanced and alternative	28	34	24
Market/performance/other impacts	65	77	24
Ending balance, December 31	$1,193	$1,013	$847
Assets under supervision rollforward
Beginning balance, January 1	$1,347	$1,149	$1,106
Net asset flows	143	102	49
Acquisitions/divestitures(d)	—	—	(33)
Market/performance/other impacts	82	96	27
Ending balance, December 31	$1,572	$1,347	$1,149

(a)	Excludes Assets under management of American Century Companies, Inc., in which the Firm had a 44% ownership at December 31, 2007.
(b)	2006 data reflects the reclassification of $19 billion of assets under management into liquidity from other asset classes. Prior period data were not restated.
(c)	In 2006, assets under management of $22 billion from Retirement planning services has been reclassified from the Institutional client segment to the Retail client segment in order to be consistent with the revenue by client segment reporting.
(d)	Reflects the sale of BrownCo ($33 billion) in 2005.

58	JPMorgan Chase & Co./2007 Annual Report

CORPORATE

The Corporate sector comprises Private Equity, Treasury, corporate staff units and expense that is centrally managed. Private Equity includes the JPMorgan Partners and ONE Equity Partners businesses. Treasury manages capital, liquidity, interest rate and foreign exchange risk and the investment portfolio for the Firm. The corporate staff units include Central Technology and Operations, Internal Audit, Executive Office, Finance, Human Resources, Marketing & Communications, Legal & Compliance, Corporate Real Estate and General Services, Risk Management and Strategy & Development. Other centrally managed expense includes the Firm’s occupancy and pension-related expense, net of allocations to the business.

Selected income statement data

Year ended December 31, (in millions)	2007	2006	2005
Revenue
Principal transactions(a)(b)	$4,552	$1,181	$1,527
Securities gains (losses)	39	(608)	(1,487)
All other income(c)	441	485	1,583
Noninterest revenue	5,032	1,058	1,623
Net interest income (expense)	(787)	(1,044)	(2,756)
Total net revenue	4,245	14	(1,133)

Provision for credit losses	(11)	(1)	10

Noninterest expense
Compensation expense(b)	2,754	2,626	3,148
Noncompensation expense(d)	3,030	2,357	5,965
Merger costs	209	305	722
Subtotal	5,993	5,288	9,835

Net expense allocated to other businesses	(4,231)	(4,141)	(4,505)
Total noninterest expense	1,762	1,147	5,330
Income (loss) from continuing operations before income tax expense	2,494	(1,132)	(6,473)
Income tax expense (benefit)(e)	719	(1,179)	(2,690)
Income (loss) from continuing operations	1,775	47	(3,783)
Income from discontinued operations(f)	—	795	229
Net income (loss)	$1,775	$842	$(3,554)

(a)	The Firm adopted SFAS 157 in the first quarter of 2007. See Note 4 on pages 111–118 of this Annual Report for additional information.
(b)	2007 included the classification of certain private equity carried interest from Principal transactions to Compensation expense.
(c)	Included a gain of $1.3 billion on the sale of BrownCo in 2005.
(d)	Included insurance recoveries related to material legal proceedings of $512 million and $208 million in 2006 and 2005, respectively. Includes litigation reserve charges of $2.8 billion in 2005.
(e)	Includes tax benefits recognized upon resolution of tax audits.
(f )	Included a $622 million gain from the sale of selected corporate trust businesses in the fourth quarter of 2006.

2007 compared with 2006

Net income was $1.8 billion, compared with $842 million in the prior year, benefiting from strong Private Equity gains, partially offset by higher expense. Prior-year results also included Income from discontinued operations of $795 million, which included a one-time gain of $622 million from the sale of selected corporate trust businesses.

Net income for Private Equity was $2.2 billion, compared with $627 million in the prior year. Total net revenue was $4.0 billion, an increase of $2.8 billion. The increase was driven by Private Equity gains of $4.1 billion, compared with $1.3 billion, reflecting a higher level of gains and the change in classification of carried interest to compensation expense. Total noninterest expense was $589 million, an increase of $422 million from the prior year. The increase was driven by higher compensation expense reflecting the change in the classification of carried interest.

Net loss for Treasury and Other Corporate was $390 million compared with a net loss of $580 million in the prior year. Treasury and Other Corporate Total net revenue was $278 million, an increase of $1.4 billion. Revenue benefited from net security gains compared with net security losses in the prior year and improved net interest spread. Total noninterest expense was $1.2 billion, an increase of $193 million from the prior year. The increase reflected higher net litigation expense driven by credit card-related litigation and the absence of prior-year insurance recoveries related to certain material litigation partially offset by lower compensation expense.

2006 compared with 2005

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

On October 1, 2006, the Firm completed the exchange of selected corporate trust businesses, including trustee, paying agent, loan agency and document management services, for the consumer, business banking and middle-market banking businesses of The Bank of New York. These corporate trust businesses, which were previously reported in TSS, are now reported as discontinued operations for all periods presented within Corporate. The related balance sheet and income statement activity were transferred to the Corporate segment commencing with the second quarter of 2006. Periods prior to the second quarter of 2006 were revised to reflect this transfer.

Net income was $842 million compared with a net loss of $3.6 billion in the prior year, benefiting from lower net litigation costs and improved Treasury investment performance. Prior-year results included a $752 million gain on the sale of BrownCo.

JPMorgan Chase & Co./2007 Annual Report	59

MANAGEMENT’S DISCUSSION AND ANALYSIS

JPMorgan Chase & Co.

Net income for Private Equity was $627 million, compared with $821 million in the prior year. Net revenue was $1.1 billion, a decrease of $379 million. The decrease was driven by lower Private Equity gains. Noninterest expense was $167 million, a decrease of $78 million from the prior year.

Net loss for Treasury and Other Corporate was $580 million compared with a net loss of $4.6 billion. Treasury and Other Corporate net revenue was a negative $1.1 billion compared with negative $2.7 billion. The improvement reflected higher net interest income, which was driven by an improved net interest spread, an increase in AFS securities and lower security losses. Prior-year results included a gain of $1.3 billion on the sale of BrownCo. Noninterest expense was $980 million, a decrease of $4.1 billion from the prior year. Insurance recoveries relating to certain material litigation were $512 million in 2006, while the prior-year results included a material litigation charge of $2.8 billion and related insurance recoveries of $208 million. Merger costs were $305 million, compared with $722 million in the prior year.

Discontinued operations include the results of operations of selected corporate trust businesses that were sold to The Bank of New York on October 1, 2006. Prior to the sale, the selected corporate trust businesses produced $173 million of Income from discontinued operations in 2006, compared with $229 million in the prior year. Income from discontinued operations for 2006 also included a one-time gain of $622 million related to the sale of these businesses.

Selected metrics

Year ended December 31, (in millions, except headcount)	2007	2006	2005
Total net revenue
Private equity(a)(b)	$3,967	$1,142	$1,521
Treasury and Corporate other(c)	278	(1,128)	(2,654)
Total net revenue	$4,245	$14	$(1,133)

Net income (loss)
Private equity(a)	$2,165	$627	$821
Treasury and Corporate other(c)(d)(e)	(260)	(391)	(4,156)
Merger costs	(130)	(189)	(448)
Income (loss) from continuing operations	1,775	47	(3,783)
Income from discontinued operations (after-tax)(f)	—	795	229
Total net income (loss)	$1,775	$842	$(3,554)
Headcount	22,512 #	23,242 #	30,666 #

(a)	The Firm adopted SFAS 157 in the first quarter of 2007. See Note 4 on pages 111–118 of this Annual Report for additional information.
(b)	2007 included the classification of certain private equity carried interest from Net revenue to Compensation expense.
(c)	Included a gain of $752 million ($1.3 billion pretax) on the sale of BrownCo in 2005.
(d)	Included insurance recoveries (after-tax) related to material legal proceedings of $317 million and $129 million in 2006 and 2005, respectively. Includes litigation reserve charges (after-tax) of $1.7 billion in 2005.
(e)	Includes tax benefits recognized upon resolution of tax audits.
(f )	Included a $622 million gain from the sale of selected corporate trust business in the fourth quarter of 2006.

Private equity portfolio

2007 compared with 2006

The carrying value of the private equity portfolio at December 31, 2007, was $7.2 billion, up from $6.1 billion from December 31, 2006. The portfolio increase was due primarily to favorable valuation adjustments on nonpublic investments and new investments, partially offset by sales activity. The portfolio represented 9.2% of the Firm’s stockholders’ equity less goodwill at December 31, 2007, up from 8.6% at December 31, 2006.

2006 compared with 2005

The carrying value of the private equity portfolio declined by $95 million to $6.1 billion as of December 31, 2006. This decline was due primarily to sales, partially offset by new investment activity. The portfolio represented 8.6% of the Firm’s stockholder equity less goodwill at December 31, 2006, down from 9.7% at December 31, 2005.

Selected income statement and balance sheet data

Year ended December 31, (in millions)	2007	2006	2005
Treasury
Securities gains (losses)(a)	$37	$(619)	$(1,486)
Investment portfolio (average)	85,517	63,361	46,520
Investment portfolio (ending)	76,200	82,091	30,741
Mortgage loans (average)(b)	29,118	—	—
Mortgage loans (ending)(b)	36,942	—	—
Private equity
Realized gains	$2,312	$1,223	$1,969
Unrealized gains (losses)	1,607	(1)	(410)
Total direct investments(c)	3,919	1,222	1,559
Third-party fund investments	165	77	132
Total private equity gains(d)	$4,084	$1,299	$1,691

Private equity portfolio information(e)
Direct investments
Publicly held securities
Carrying value	$390	$587	$479
Cost	288	451	403
Quoted public value	536	831	683

Privately held direct securities
Carrying value	5,914	4,692	5,028
Cost	4,867	5,795	6,463
Third-party fund investments(f)
Carrying value	849	802	669
Cost	1,076	1,080	1,003
Total private equity portfolio – Carrying value	$7,153	$6,081	$6,176
Total private equity portfolio – Cost	$6,231	$7,326	$7,869

(a)	Losses reflected repositioning of the Treasury investment securities portfolio. Excludes gains/losses on securities used to manage risks associated with MSRs.
(b)	In 2007, held-for-investment prime mortgage loans were transferred from RFS and AM. The transfer has no material impact on the financial results of Corporate.
(c)	Private equity gains include a fair value adjustment related to the adoption of SFAS 157 in the first quarter of 2007.
(d)	Included in Principal transactions revenue.
(e)	For more information on the Firm’s policies regarding the valuation of the private equity portfolio, see Note 4 on pages 111–118 of this Annual Report.
(f )	Unfunded commitments to third-party equity funds were $881 million, $589 million and $242 million at December 31, 2007, 2006 and 2005, respectively.

60	JPMorgan Chase & Co./2007 Annual Report

BALANCE SHEET ANALYSIS

Condensed consolidated balance sheet data

December 31, (in millions)	2007	2006
Assets
Cash and due from banks	$40,144	$40,412
Deposits with banks	11,466	13,547
Federal funds sold and securities purchased under resale agreements	170,897	140,524
Securities borrowed	84,184	73,688
Trading assets:
Debt and equity instruments	414,273	310,137
Derivative receivables	77,136	55,601
Securities	85,450	91,975
Loans	519,374	483,127
Allowance for loan losses	(9,234)	(7,279)
Loans, net of Allowance for loan losses	510,140	475,848
Accrued interest and accounts receivable	24,823	22,891
Goodwill	45,270	45,186
Other intangible assets	14,731	14,852
Other assets	83,633	66,859
Total assets	$1,562,147	$1,351,520
Liabilities
Deposits	$740,728	$638,788
Federal funds purchased and securities sold under repurchase agreements	154,398	162,173
Commercial paper and other borrowed funds	78,431	36,902
Trading liabilities:
Debt and equity instruments	89,162	90,488
Derivative payables	68,705	57,469
Accounts payable, accrued expense and other liabilities	94,476	88,096
Beneficial interests issued by consolidated VIEs	14,016	16,184
Long-term debt and trust preferred capital debt securities	199,010	145,630
Total liabilities	1,438,926	1,235,730
Stockholders’ equity	123,221	115,790

Total liabilities and stockholders’ equity	$1,562,147	$1,351,520

Consolidated balance sheets overview

The following is a discussion of the significant changes in the Consolidated balance sheet items from December 31, 2006.

Deposits with banks; Federal funds sold and securities purchased under resale agreements; Securities borrowed; Federal funds purchased and securities sold under repurchase agreements

The Firm utilizes Deposits with banks, Federal funds sold and securities purchased under resale agreements, Securities borrowed, and Federal funds purchased and securities sold under repurchase agreements as part of its liquidity management activities to manage the Firm’s cash positions and risk-based capital requirements, and to support the Firm’s trading activities and its risk management activities. In particular, Federal funds purchased and securities sold under repurchase agreements are used as short-term funding sources. The increase from December 31, 2006, in Federal funds sold and securities purchased under resale agreements and Securities borrowed reflected a higher level of funds that were available for short-term investment opportunities and a higher volume of securities needed for trading purposes. The decrease in Federal funds purchased and securities sold under repurchase agreements was due primarily to a lower level of AFS securities in Treasury, partly offset by higher amounts to fund trading positions. For additional information on the Firm’s Liquidity risk management, see pages 70–73 of this Annual Report.

Trading assets and liabilities – debt and equity instruments

The Firm uses debt and equity trading instruments for both market-making and proprietary risk-taking activities. These instruments consist primarily of fixed income securities, including government and corporate debt; equity, including convertible securities; loans; and physical commodities inventories. The increase in trading assets from December 31, 2006, was due primarily to the more active capital markets environment, with growth in client-driven market-making activities, particularly for debt securities. In addition, a total of $33.8 billion of loans are now accounted for at fair value under SFAS 159 and classified as trading assets at December 31, 2007. The trading assets accounted for under SFAS 159 are primarily certain prime mortgage loans warehoused by RFS for sale or securitization purposes, and loans warehoused by IB. For additional information, refer to Note 5 and Note 6 on pages 119–121 and 122, respectively, of this Annual Report.

Trading assets and liabilities – derivative receivables and payables

The Firm utilizes various interest rate, foreign exchange, equity, credit and commodity derivatives for market-making, proprietary risk-taking and risk-management purposes. Both derivative receivables and derivative payables increased from December 31, 2006, primarily driven by increases in credit derivative and interest rate products due to increased credit spreads and lower interest rates, respectively, as well as a decline in the U.S. dollar. For additional information, refer to Derivative contracts, Note 6 and Note 30 on pages 79–82, 122 and 168–169, respectively, of this Annual Report.

Securities

Almost all of the Firm’s securities portfolio is classified as AFS and is used primarily to manage the Firm’s exposure to interest rate movements. The AFS portfolio decreased from December 31, 2006, primarily due to net sales and maturities of securities in Treasury. For additional information related to securities, refer to the Corporate segment discussion and to Note 12 on pages 59–60 and 134–136, respectively, of this Annual Report.

JPMorgan Chase & Co./2007 Annual Report	61

MANAGEMENT’S DISCUSSION AND ANALYSIS

JPMorgan Chase & Co.

Loans and Allowance for loan losses

The Firm provides loans to customers of all sizes, from large corporate and institutional clients to individual consumers. The Firm manages the risk/reward relationship of each portfolio and discourages the retention of loan assets that do not generate a positive return above the cost of risk-adjusted capital. Loans increased $36.2 billion, or 8%, from December 31, 2006, primarily due to business growth in wholesale lending activity, mainly in IB, CB and AM; organic growth in the Home Equity portfolio; and the decision during the third quarter of 2007 to retain rather than sell subprime mortgage loans. These increases were offset partly by a decline in consumer loans as certain prime mortgage loans originated after January 1, 2007, are classified as Trading assets and accounted for at fair value under SFAS 159. In addition, certain loans warehoused in the IB were transferred to Trading assets on January 1, 2007, as part of the adoption of SFAS 159. The Allowance for loan losses increased $2.0 billion, or 27%, from December 31, 2006. The consumer and wholesale components of the allowance increased $1.5 billion and $443 million, respectively. The increase in the consumer portion of the allowance was due to increases of $1.2 billion in RFS, reflecting higher estimated losses related to home equity and subprime mortgage loans, and $231 million in CS, reflecting a higher level of estimated net charge-offs in the credit card portfolio. The increase in the wholesale portion of the allowance was primarily due to loan growth in IB and CB. For a more detailed discussion of the loan portfolio and the Allowance for loan losses, refer to Credit risk management on pages 73–89 of this Annual Report.

Goodwill

Goodwill arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts assigned to assets acquired and liabilities assumed. The increase in Goodwill primarily resulted from certain acquisitions by TSS and CS, and currency translation adjustments on the Sears Canada credit card acquisition. Partially offsetting these increases was a reduction resulting from the adoption of FIN 48, as well as tax-related purchase accounting adjustments. For additional information, see Notes 18 and 26 on pages 154–157 and 164–165, respectively, of this Annual Report.

Other intangible assets

The Firm’s other intangible assets consist of MSRs, purchased credit card relationships, other credit card-related intangibles, core deposit intangibles and all other intangibles. The slight decline in Other intangible assets reflects amortization, primarily related to credit card business-related intangibles and core deposit intangibles. This decrease was offset largely by an increase in the MSR asset, as additions from loan sales and purchases were offset partially by fair value changes reflecting modeled servicing portfolio runoff and negative fair value adjustments, as declining interest rates during the second half of 2007 drove an increase in estimated future prepayments. For additional information on MSRs and other intangible assets, see RFS’s Mortgage Banking business discussion and Note 18 on pages 46–47 and 154–157 of this Annual Report.

Deposits

The Firm’s deposits represent a liability to customers, both retail and wholesale, for funds held on their behalf. Deposits are generally classified by location (U.S. and non-U.S.), whether they are interest or noninterest-bearing, and by type (i.e., demand, money market deposit accounts, savings, time or negotiable order of withdrawal accounts). Deposits help provide a stable and consistent source of funding for the Firm. Deposits rose from December 31, 2006, primarily due to a net increase in wholesale interest-bearing deposits in TSS, AM and CB, driven by growth in business volumes. For more information on deposits, refer to the RFS, TSS, and AM segment discussions and the Liquidity risk management discussion on pages 43–48, 54–55, 56–58, and 70–73, respectively, of this Annual Report. For more information on wholesale liability balances, including deposits, refer to the CB and TSS segment discussions on pages 52–53 and 54–55, respectively, of this Annual Report.

Commercial paper and other borrowed funds

The Firm utilizes Commercial paper and other borrowed funds as part of its liquidity management activities to cover short-term funding needs, and in connection with TSS’s cash management product whereby clients’ excess funds, primarily in TSS, CB and RFS, are transferred into commercial paper overnight sweep accounts. The increases in Commercial paper and other borrowed funds were due primarily to the Firm’s ongoing efforts to build further liquidity, growth in the volume of liability balances in sweep accounts and higher short-term requirements to fund trading positions. For additional information on the Firm’s Liquidity risk management, see pages 70–73 of this Annual Report.

Long-term debt and trust preferred capital debt securities

The Firm utilizes Long-term debt and trust preferred capital debt securities to build liquidity as part of its longer-term liquidity and capital management activities. Long-term debt and trust preferred capital debt securities increased from December 31, 2006, reflecting net new issuances, including client-driven structured notes in the IB. For additional information on the Firm’s long-term debt activities, see the Liquidity risk management discussion on pages 70–73 of this Annual Report.

Stockholders’ equity

Total stockholders’ equity increased $7.4 billion from year-end 2006 to $123.2 billion at December 31, 2007. The increase was primarily the result of Net income for 2007, net shares issued under the Firm’s employee stock-based compensation plans, and the cumulative effect on Retained earnings of changes in accounting principles of $915 million. These were offset partially by stock repurchases and the declaration of cash dividends. The $915 million increase in Retained earnings resulting from the adoption of new accounting principles primarily reflected $287 million related to SFAS 157, $199 million related to SFAS 159 and $436 million related to FIN 48 in the first quarter of 2007. For a further discussion of capital, see the Capital management section that follows; for a further discussion of the accounting changes, see Accounting and Reporting Developments on page 99, Note 4 on pages 111–118, Note 5 on pages 119–121 and Note 26 on pages 164–165 of this Form Annual Report.

62	JPMorgan Chase & Co./2007 Annual Report

CAPITAL MANAGEMENT

The Firm’s capital management framework is intended to ensure that there is capital sufficient to support the underlying risks of the Firm’s business activities and to maintain “well-capitalized” status under regulatory requirements. In addition, the Firm holds capital above these requirements in amounts deemed appropriate to achieve management’s regulatory and debt rating objectives. The process of assigning equity to the lines of business is integrated into the Firm’s capital framework and is overseen by ALCO.

Line of business equity

The Firm’s framework for allocating capital is based upon the following objectives:

•	integrate firmwide capital management activities with capital management activities within each of the lines of business;
•	measure performance consistently across all lines of business; and
•	provide comparability with peer firms for each of the lines of business.

Equity for a line of business represents the amount the Firm believes the business would require if it were operating independently, incorporating sufficient capital to address economic risk measures, regulatory capital requirements and capital levels for similarly rated peers. Capital is also allocated to each line of business for, among other things, goodwill associated with such line of business’ acquisitions since the Merger. In management’s view, this methodology assigns responsibility to the lines of business to generate returns on the amount of capital supporting acquisition-related goodwill. At the time of the Merger, the Firm assigned to the Corporate segment an amount of equity capital equal to the then-current book value of goodwill from and prior to the Merger. Return on equity is measured and internal targets for expected returns are established as a key measure of a business segment’s performance. The Firm may revise its equity capital-allocation methodology again in the future.

In accordance with SFAS 142, the lines of business perform the required goodwill impairment testing. For a further discussion of goodwill and impairment testing, see Critical accounting estimates and Note 18 on pages 96–98 and 154–157, respectively, of this Annual Report.

Line of business equity	Yearly Average
(in billions)	2007	2006
Investment Bank	$21.0	$20.8
Retail Financial Services	16.0	14.6
Card Services	14.1	14.1
Commercial Banking	6.5	5.7
Treasury & Securities Services	3.0	2.3
Asset Management	3.9	3.5
Corporate(a)	54.2	49.7
Total common stockholders’ equity	$118.7	$110.7
(a)	2007 and 2006 include $41.7 billion of equity to offset goodwill and $12.5 billion and $8.0 billion, respectively, of equity, primarily related to Treasury, Private Equity and the Corporate Pension Plan.

Economic risk capital

JPMorgan Chase assesses its capital adequacy relative to the risks underlying the Firm’s business activities, utilizing internal risk-assessment methodologies. The Firm measures economic capital primarily based upon four risk factors: credit risk, market risk, operational risk and private equity risk, principally for the Firm’s private equity business.

Economic risk capital	Yearly Average
(in billions)	2007	2006
Credit risk(a)	$30.0	$26.7
Market risk	9.5	9.9
Operational risk	5.6	5.7
Private equity risk	3.7	3.4
Economic risk capital	48.8	45.7
Goodwill	45.2	43.9
Other(b)	24.7	21.1
Total common stockholders’ equity	$118.7	$110.7
(a)	Incorporates a change to the wholesale credit risk methodology, which has been modified to include a through-the-cycle adjustment (described below). The prior period has been revised to reflect this methodology change.
(b)	Reflects additional capital required, in management’s view, to meet its regulatory and debt rating objectives.

Credit risk capital

Credit risk capital is estimated separately for the wholesale businesses (IB, CB, TSS and AM) and consumer businesses (RFS and CS).

Credit risk capital for the overall wholesale credit portfolio is defined in terms of unexpected credit losses, both from defaults and declines in the portfolio value due to credit deterioration, measured over a one-year period at a confidence level consistent with the level of capitalization necessary to achieve a targeted “AA” credit rating. Unexpected losses are losses in excess of those for which provisions for credit losses are maintained. The capital methodology is based upon several principal drivers of credit risk: exposure at default (or loan-equivalent amount), default likelihood, credit spreads, loss severity and portfolio correlation.

In 2007, an updated capital methodology was introduced for credit exposures in the IB and for certain non-IB credit exposures related to publicly traded entities. The updated methodology includes a through-the-cycle adjustment to capital levels that reflects capital that would be needed across the various credit cycles. Capital methodologies employed across all wholesale businesses now employ a through-the-cycle approach.

Credit risk capital for the consumer portfolio is based upon product and other relevant risk segmentation. Actual segment level default and severity experience are used to estimate unexpected losses for a one-year horizon at a confidence level equivalent to the targeted “AA” credit rating. Statistical results for certain segments or portfolios are adjusted to ensure that capital is consistent with external benchmarks, such as subordination levels on market transactions or capital held at representative monoline competitors, where appropriate.

JPMorgan Chase & Co./2007 Annual Report	63

MANAGEMENT’S DISCUSSION AND ANALYSIS

JPMorgan Chase & Co.

Market risk capital

The Firm calculates market risk capital guided by the principle that capital should reflect the risk of loss in the value of portfolios and financial instruments caused by adverse movements in market variables, such as interest and foreign exchange rates, credit spreads, securities prices and commodities prices. Daily Value-at-Risk (“VAR”), monthly stress-test results and other factors are used to determine appropriate capital levels. The Firm allocates market risk capital to each business segment according to a formula that weights that segment’s VAR and stress-test exposures. See Market risk management on pages 90–94 of this Annual Report for more information about these market risk measures.

Operational risk capital

Capital is allocated to the lines of business for operational risk using a risk-based capital allocation methodology which estimates operational risk on a bottom-up basis. The operational risk capital model is based upon actual losses and potential scenario-based stress losses, with adjustments to the capital calculation to reflect changes in the quality of the control environment or the use of risk-transfer products. The Firm believes its model is consistent with the new Basel II Framework and expects to propose it for qualification under the Basel II advanced measurement approach for operational risk.

Private equity risk capital

Capital is allocated to privately and publicly held securities, third-party fund investments and commitments in the Private Equity portfolio to cover the potential loss associated with a decline in equity markets and related asset devaluations. In addition to negative market fluctuations, potential losses in private equity investment portfolios can be magnified by liquidity risk. The capital allocation for the Private Equity portfolio is based upon measurement of the loss experience suffered by the Firm and other market participants over a prolonged period of adverse equity market conditions.

Regulatory capital

The Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) establishes capital requirements, including well-capitalized standards for the consolidated financial holding company. The Office of the Comptroller of the Currency establishes similar capital requirements and standards for the Firm’s national banks, including JPMorgan Chase Bank, N.A., and Chase Bank USA, N.A.

JPMorgan Chase maintained a well-capitalized position, based upon Tier 1 and Total capital ratios at December 31, 2007 and 2006 as indicated in the tables below.

Capital ratios
			Well-capitalized
December 31,	2007	2006	ratios
Tier 1 capital ratio	8.4%	8.7%	6.0%
Total capital ratio	12.6	12.3	10.0
Tier 1 leverage ratio	6.0	6.2	NA
Total stockholders’ equity to assets	7.9	8.6	NA

Risk-based capital components and assets

December 31, (in millions)	2007	2006
Total Tier 1 capital	$88,746	$81,055
Total Tier 2 capital	43,496	34,210
Total capital	$132,242	$115,265
Risk-weighted assets	$1,051,879	$935,909
Total adjusted average assets	1,473,541	1,308,699

Tier 1 capital was $88.7 billion at December 31, 2007, compared with $81.1 billion at December 31, 2006, an increase of $7.7 billion. The increase was due primarily to net income of $15.4 billion; net issuances of common stock under the Firm’s employee stock-based compensation plans of $3.9 billion; net issuances of $2.0 billion of qualifying trust preferred capital debt securities; and the after-tax effects of the adoption of new accounting principles reflecting increases of $287 million for SFAS 157, $199 million for SFAS 159 and $436 million for FIN 48. These increases were partially offset by decreases in Stockholders’ equity net of Accumulated other comprehensive income (loss) due to common stock repurchases of $8.2 billion and dividends declared of $5.2 billion. In addition, the change in capital reflects the exclusion of an $882 million (after-tax) valuation adjustment to certain liabilities pursuant to SFAS 157 to reflect the credit quality of the Firm. Additional information regarding the Firm’s capital ratios and the federal regulatory capital standards to which it is subject is presented in Note 28 on pages 166–167 of this Annual Report.

64	JPMorgan Chase & Co./2007 Annual Report

Basel II

The minimum risk-based capital requirements adopted by the federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision. In 2004, the Basel Committee published a revision to the Accord (“Basel II”). The goal of the new Basel II Framework is to provide more risk-sensitive regulatory capital calculations and promote enhanced risk management practices among large, internationally active banking organizations. U.S. banking regulators published a final Basel II rule in December 2007, which will require JPMorgan Chase to implement Basel II at the holding company level, as well as at certain key U.S. bank subsidiaries.

Prior to full implementation of the new Basel II Framework, JPMorgan Chase will be required to complete a qualification period of four consecutive quarters during which it will need to demonstrate that it meets the requirements of the new rule to the satisfaction of its primary U.S. banking regulators. The U.S. implementation timetable consists of the qualification period, starting any time between April 1, 2008, and April 1, 2010, followed by a minimum transition period of three years. During the transition period Basel II risk-based capital requirements cannot fall below certain floors based on current (“Basel I”) regulations. JPMorgan Chase expects to be in compliance with all relevant Basel II rules within the established timelines. In addition, the Firm will continue to adopt Basel II rules in certain non-U.S. jurisdictions, as required.

Dividends

The Firm’s common stock dividend policy reflects JPMorgan Chase’s earnings outlook, desired dividend payout ratios, need to maintain an adequate capital level and alternative investment opportunities. The Firm continues to target a dividend payout ratio of approximately 30–40% of Net income over time. On April 17, 2007, the Board of Directors increased the quarterly dividend to $0.38 per share.

The following table shows the common dividend payout ratio based upon reported Net income.

Common dividend payout ratio

Year ended December 31,	2007	2006	2005
Common dividend payout ratio	34%	34%	57%

For information regarding restrictions on JPMorgan Chase’s ability to pay dividends, see Note 27 on pages 165–166 of this Annual Report.

Stock repurchases

On April 17, 2007, the Board of Directors approved a stock repurchase program that authorizes the repurchase of up to $10.0 billion of the Firm’s common shares, which supersedes an $8.0 billion stock repurchase program approved in 2006. The $10.0 billion authorization includes shares to be repurchased to offset issuances under the Firm’s employee stock-based plans. The actual number of shares repurchased is subject to various factors, including market conditions; legal considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account goodwill and intangibles); internal capital generation; and alternative potential investment opportunities. The repurchase program does not include specific price targets or timetables, may be executed through open market purchases or privately negotiated transactions, or utilizing Rule 10b5-1 programs, and may be suspended at any time.

For the year ended December 31, 2007, under the respective stock repurchase programs then in effect, the Firm repurchased a total of 168 million shares for $8.2 billion at an average price per share of $48.60. During 2006, under the respective stock repurchase programs then in effect, the Firm repurchased 91 million shares for $3.9 billion at an average price per share of $43.41.

As of December 31, 2007, $6.2 billion of authorized repurchase capacity remained under the current stock repurchase program.

The Firm has determined that it may, from time to time, enter into written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of common stock in accordance with the repurchase program. A Rule 10b5-1 repurchase plan allows the Firm to repurchase shares during periods when it would not otherwise be repurchasing common stock – for example, during internal trading “black-out periods.” All purchases under a Rule 10b5-1 plan must be made according to a predefined plan that is established when the Firm is not aware of material nonpublic information.

For additional information regarding repurchases of the Firm’s equity securities, see Part II, Item 5, Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities, on pages 13–14 of JPMorgan Chase’s 2007 Form 10-K.

JPMorgan Chase & Co./2007 Annual Report	65

MANAGEMENT’S DISCUSSION AND ANALYSIS

JPMorgan Chase & Co.

OFF–BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

JPMorgan Chase is involved with several types of off- balance sheet arrangements, including special purpose entities (“SPEs”) and lending-related financial instruments (e.g., commitments and guarantees).

Special-purpose entities

The basic SPE structure involves a company selling assets to the SPE. The SPE funds the purchase of those assets by issuing securities to investors in the form of commercial paper, short-term asset-backed notes, medium-term notes and other forms of interest. SPEs are generally structured to insulate investors from claims on the SPE’s assets by creditors of other entities, including the creditors of the seller of the assets.

SPEs are an important part of the financial markets, providing market liquidity by facilitating investors’ access to specific portfolios of assets and risks. These arrangements are integral to the markets for mortgage-backed securities, commercial paper and other asset-backed securities.

JPMorgan Chase uses SPEs as a source of liquidity for itself and its clients by securitizing financial assets, and by creating investment products for clients. The Firm is involved with SPEs through multi-seller conduits and investor intermediation activities, and as a result of its loan securitizations, through qualifying special purpose entities (“QSPEs”). This discussion focuses mostly on multi-seller conduits and investor intermediation. For a detailed discussion of all SPEs with which the Firm is involved, and the related accounting, see Note 1 on page 108, Note 16 on pages 139–145 and Note 17 on pages 146–154 of this Annual Report.

The Firm holds capital, as deemed appropriate, against all SPE-related transactions and related exposures, such as derivative transactions and lending-related commitments and guarantees.

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

Implications of a credit rating downgrade to

JPMorgan Chase Bank, N.A.

For certain liquidity commitments to SPEs, the Firm could be required to provide funding if the short-term credit rating of JPMorgan Chase Bank, N.A., was downgraded below specific levels, primarily “P-1”, “A-1 and “F1” for Moody’s, Standard & Poor’s and Fitch, respectively. The amount of these liquidity commitments was $94.0 billion and $74.4 billion at December 31, 2007 and 2006, respectively. Alternatively, if JPMorgan Chase Bank, N.A., were downgraded, the Firm could be replaced by another liquidity provider in lieu of providing funding under the liquidity commitment, or in certain circumstances, the Firm could facilitate the sale or refinancing of the assets in the SPE in order to provide liquidity. These commitments are included in other unfunded commitments to extend credit and asset purchase agreements, as shown in the Off-balance sheet lending-related financial instruments and guarantees table on page 68 of this Annual Report.

As noted above, the Firm is involved with three types of SPEs. A summary of each type of SPE follows.

Multi-seller conduits

The Firm helps customers meet their financing needs by providing access to the commercial paper markets through VIEs known as multi-seller conduits. Multi-seller conduit entities are separate bankruptcy-remote entities that purchase interests in, and make loans secured by, pools of receivables and other financial assets pursuant to agreements with customers of the Firm. The conduits fund their purchases and loans through the issuance of highly rated commercial paper to third-party investors. The primary source of repayment of the commercial paper is the cash flow from the pools of assets. JPMorgan Chase receives fees related to the structuring of multi-seller conduit transactions and receives compensation from the multi-seller conduits for its role as administrative agent, liquidity provider, and provider of program-wide credit enhancement.

Investor intermediation

As a financial intermediary, the Firm creates certain types of VIEs and also structures transactions, typically derivative structures, with these VIEs to meet investor needs. The Firm may also provide liquidity and other support. The risks inherent in derivative instruments or liquidity commitments are managed similarly to other credit, market and liquidity risks to which the Firm is exposed. The principal types of VIEs the Firm uses in these structuring activities are municipal bond vehicles, credit-linked note vehicles and collateralized debt obligations vehicles.

Loan Securitizations

JPMorgan Chase securitizes and sells a variety of its consumer and wholesale loans, including warehouse loans that are classified in Trading assets, through SPEs that are structured to meet the definition of a QSPE (as discussed in Note 1 on page 108 of this Annual Report). The primary purpose of these vehicles is to meet investor needs and to generate liquidity for the Firm through the sale of the loans to the QSPEs. Consumer activities include securitizations of residential real estate, credit card, automobile and education loans that are originated or purchased by RFS and CS. Wholesale activities include securitizations of purchased residential real estate loans and commercial loans (primarily real estate-related) originated by the IB.

Consolidation and consolidation sensitivity analysis on capital

For more information regarding these programs and the Firm’s other SPEs, as well as the Firm’s consolidation analysis for these programs, see Note 16 and Note 17 on pages 139–145 and 146–154, respectively, of this Annual Report.

66	JPMorgan Chase & Co./2007 Annual Report

Special-purpose entities revenue

The following table summarizes certain revenue information related to consolidated and nonconsolidated VIEs and QSPEs with which the Firm has significant involvement. The revenue reported in the table below primarily represents contractual servicing and credit fee income (i.e., for income from acting as administrator, structurer, liquidity provider). It does not include mark-to-market gains and losses from changes in the fair value of trading positions (such as derivative transactions) entered into with VIEs. Those gains and losses are recorded in Principal transactions revenue.

Revenue from VIEs and QSPEs

Year ended December 31,
(in millions)	2007		2006	2005
VIEs:(a)
Multi-seller conduits	$187	(b)	$160	$172
Investor intermediation	33		49	50
Total VIEs	220		209	222
QSPEs	3,479		3,183	2,940
Total	$3,699		$3,392	$3,162
(a)	Includes revenue associated with consolidated VIEs and significant nonconsolidated VIEs.
(b)	Excludes the markdown on subprime CDO assets that was recorded in Principal transaction revenue during the fourth quarter of 2007.

American Securitization Forum subprime adjustable rate mortgage loans modifications

In December 2007, the American Securitization Forum (“ASF”) issued the “Streamlined Foreclosure and Loss Avoidance Framework for Securitized Subprime Adjustable Rate Mortgage Loans” (“the Framework”). The Framework provides guidance for servicers to streamline evaluation procedures of borrowers with certain subprime adjustable rate mortgage (“ARM”) loans to more quickly and efficiently provide modification of such loans with terms that are more appropriate for the individual needs of such borrowers. The Framework applies to all first-lien subprime ARM loans that have a fixed rate of interest for an initial period of 36 months or less, are included in securitized pools, were originated between January 1, 2005, and July 31, 2007, and have an initial interest rate reset date between January 1, 2008, and July 31, 2010. JPMorgan Chase has adopted the Framework, and it expects to begin modifying eligible loans by the end of the first quarter of 2008. For additional discussion of the Framework, see Note 16 on page 145 of this Annual Report.

Off–balance sheet lending-related financial instruments and guarantees

JPMorgan Chase utilizes lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk should the counterparty draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and the counterparty subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees expire without a default occurring or without being drawn. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. Further, certain commitments, primarily related to consumer financings, are cancelable, upon notice, at the option of the Firm. For further discussion of lending-related commitments and guarantees and the Firm’s accounting for them, see Credit risk management on pages 73–89 and Note 31 on pages 170–173 of this Annual Report.

Contractual cash obligations

In the normal course of business, the Firm enters into various contractual obligations that may require future cash payments. Commitments for future cash expenditures primarily include contracts to purchase future services and capital expenditures related to real estate–related obligations and equipment.

The accompanying table summarizes, by remaining maturity, JPMorgan Chase’s off–balance sheet lending-related financial instruments and significant contractual cash obligations at December 31, 2007. Contractual purchases and capital expenditures in the table below reflect the minimum contractual obligation under legally enforceable contracts with terms that are both fixed and determinable. Excluded from the following table are a number of obligations to be settled in cash, primarily in under one year. These obligations are reflected on the Firm’s Consolidated balance sheets and include Federal funds purchased and securities sold under repurchase agreements; Commercial paper; Other borrowed funds; purchases of Debt and equity instruments; Derivative payables; and certain purchases of instruments that resulted in settlement failures. Also excluded are contingent payments associated with certain acquisitions that could not be estimated. For discussion regarding Long-term debt and trust preferred capital debt securities, see Note 21 on pages 159–160 of this Annual Report. For discussion regarding operating leases, see Note 29 on page 167 of this Annual Report.

JPMorgan Chase & Co./2007 Annual Report	67

MANAGEMENT’S DISCUSSION AND ANALYSIS

JPMorgan Chase & Co.

The following table presents maturity information for off-balance sheet lending-related financial instruments and guarantees.

Off–balance sheet lending-related financial instruments and guarantees

By remaining maturity at December 31, (in millions)	2007					2006 Total
	2008	2009-2010	2011-2012	After 2012	Total
Lending-related
Consumer(a)	$740,080	$2,852	$3,222	$69,782	$815,936	$747,535
Wholesale:
Other unfunded commitments to extend credit(b)(c)(d)(e)	97,459	61,710	73,725	18,060	250,954	229,204
Asset purchase agreements(f)	28,521	45,087	14,171	2,326	90,105	67,529
Standby letters of credit and guarantees(c)(g)(h)	24,970	26,704	40,792	7,756	100,222	89,132
Other letters of credit(c)	4,463	792	109	7	5,371	5,559
Total wholesale	155,413	134,293	128,797	28,149	446,652	391,424
Total lending-related	$895,493	$137,145	$132,019	$97,931	$1,262,588	$1,138,959
Other guarantees
Securities lending guarantees(i)	$385,758	$—	$—	$—	$385,758	$318,095
Derivatives qualifying as guarantees(j)	26,541	8,543	24,556	25,622	85,262	71,531

Contractual cash obligations
By remaining maturity at December 31,
(in millions)
Time deposits	$243,923	$3,246	$2,108	$600	$249,877	$204,349
Long-term debt	28,941	55,797	36,042	63,082	183,862	133,421
Trust preferred capital debt securities	—	—	—	15,148	15,148	12,209
FIN 46R long-term beneficial interests(k)	35	79	2,070	5,025	7,209	8,336
Operating leases(l)	1,040	1,943	1,644	6,281	10,908	11,029
Contractual purchases and capital expenditures	1,597	576	131	130	2,434	1,584
Obligations under affinity and co-brand programs	1,092	2,231	2,079	75	5,477	6,115
Other liabilities(m)	690	937	917	3,112	5,656	5,302
Total	$277,318	$64,809	$44,991	$93,453	$480,571	$382,345

(a)	Included credit card and home equity lending-related commitments of $714.8 billion and $74.2 billion, respectively, at December 31, 2007; and $657.1 billion and $69.6 billion, respectively, at December 31, 2006. These amounts for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel these lines of credit by providing the borrower prior notice or, in some cases, without notice as permitted by law.
(b)	Includes unused advised lines of credit totaling $38.4 billion and $39.0 billion at December 31, 2007 and 2006, respectively, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable. See the Glossary of terms, on page 181 of this Annual Report, for the Firm’s definition of advised lines of credit.
(c)	Represents contractual amount net of risk participations totaling $28.3 billion and $32.8 billion at December 31, 2007 and 2006, respectively.
(d)	Excludes unfunded commitments for private third-party equity investments of $881 million and $589 million at December 31, 2007 and 2006, respectively. Also excludes unfunded commitments for other equity investments of $903 million and $943 million at December 31, 2007 and 2006, respectively.
(e)	Included in Other unfunded commitments to extend credit are commitments to investment and noninvestment grade counterparties in connection with leveraged acquisitions of $8.2 billion at December 31, 2007.
(f)	Largely represents asset purchase agreements to the Firm’s administered multi-seller, asset-backed commercial paper conduits. The maturity is based upon the weighted-average life of the underlying assets in the SPE, which are primarily asset purchase agreements to the Firm’s administered multi-seller asset-backed commercial paper conduits. It also includes $1.1 billion and $1.4 billion of asset purchase agreements to other third-party entities at December 31, 2007 and 2006, respectively.
(g)	JPMorgan Chase held collateral relating to $15.8 billion and $13.5 billion of these arrangements at December 31, 2007 and 2006, respectively.
(h)	Included unused commitments to issue standby letters of credit of $50.7 billion and $45.7 billion at December 31, 2007 and 2006, respectively.
(i)	Collateral held by the Firm in support of securities lending indemnification agreements was $390.5 billion and $317.9 billion at December 31, 2007 and 2006, respectively.
(j)	Represents notional amounts of derivatives qualifying as guarantees. For further discussion of guarantees, see Note 31 on pages 170–173 of this Annual Report.
(k)	Included on the Consolidated balance sheets in Beneficial interests issued by consolidated variable interest entities.
(l)	Excluded benefit of noncancelable sublease rentals of $1.3 billion and $1.2 billion at December 31, 2007 and 2006, respectively.
(m)	Included deferred annuity contracts. Excludes contributions for pension and other postretirement benefits plans, if any, as these contributions are not reasonably estimable at this time. Also excluded are unrecognized tax benefits of $4.8 billion at December 31, 2007, as the timing and amount of future cash payments is not determinable at this time.

68	JPMorgan Chase & Co./2007 Annual Report

RISK MANAGEMENT

Risk is an inherent part of JPMorgan Chase’s business activities. The Firm’s risk management framework and governance structure are intended to provide comprehensive controls and ongoing management of the major risks inherent in the Firm’s business activities. The Firm’s ability to properly identify, measure, monitor and report risk is critical to both its soundness and profitability.

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

•

Risk reporting: Risk reporting is executed on a line of business and consolidated basis. This information is reported to management on a daily, weekly and monthly basis, as appropriate. There are eight major risk types identified in the business activities of the Firm: liquidity risk, credit risk, market risk, interest rate risk, private equity risk, operational risk, legal and fiduciary risk, and reputation risk.

Risk governance

The Firm’s risk governance structure starts with each line of business being responsible for managing its own risks. Each line of business works closely with Risk Management through its own risk committee and, in most cases, its own chief risk officer to manage risk. Each line of business risk committee is responsible for decisions regarding the business’ risk strategy, policies and controls.

Overlaying the line of business risk management are four corporate functions with risk management–related responsibilities, including Treasury, the Chief Investment Office, Legal and Compliance and Risk Management.

Risk Management is headed by the Firm’s Chief Risk Officer, who is a member of the Firm’s Operating Committee and who reports to the Chief Executive Officer and the Board of Directors, primarily through the Board’s Risk Policy Committee. Risk Management is responsible for providing a firmwide function of risk management and controls. Within Risk Management are units responsible for credit risk, market risk, operational risk and private equity risk, as well as Risk Management Services and Risk Technology and Operations. Risk Management Services is responsible for risk policy and methodology, risk reporting and risk education; and Risk Technology and Operations is responsible for building the information technology infrastructure used to monitor and manage risk.

Treasury and the Chief Investment Office are responsible for measuring, monitoring, reporting and managing the Firm’s liquidity, interest rate and foreign exchange risk.

Legal and Compliance has oversight for legal and fiduciary risk.

In addition to the risk committees of the lines of business and the above-referenced corporate functions, the Firm also has an Investment Committee, an ALCO and two risk committees, namely, the Risk Working Group and the Markets Committee. The members of these committees are composed of senior management of the Firm, including representatives of line of business, Risk Management, Finance and other senior executives.

JPMorgan Chase & Co./2007 Annual Report	69

MANAGEMENT’S DISCUSSION AND ANALYSIS

JPMorgan Chase & Co.

The Investment Committee oversees global merger and acquisition activities undertaken by JPMorgan Chase for its own account that fall outside the scope of the Firm’s private equity and other principal finance activities.

The Asset-Liability Committee is responsible for approving the Firm’s liquidity policy, including contingency funding planning and exposure to SPEs (and any required liquidity support by the Firm of such SPEs). The Asset-Liability Committee also oversees the Firm’s capital management and funds transfer pricing policy (through which lines of business “transfer” interest and foreign exchange risk to Treasury in the Corporate segment).

The Risk Working Group meets monthly to review issues such as risk policy, risk methodology, Basel II and regulatory issues and topics referred to it by any line of business risk committee. The Markets Committee, chaired by the Chief Executive Officer, meets weekly to review and determine appropriate courses of action with respect to significant risk matters, including but not limited to: limits; credit, market and operational risk; large, high risk transactions; and hedging strategies.

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

LIQUIDITY RISK MANAGEMENT

The goal of liquidity risk management is to ensure that cost-effective funding is available to meet actual and contingent liquidity needs over time.

JPMorgan Chase uses a centralized approach for liquidity risk management. Global funding is managed by Treasury, using regional expertise as appropriate. Management believes that a centralized framework maximizes liquidity access, minimizes funding costs and permits global identification and coordination of liquidity risk.

Governance

ALCO approves and oversees the execution of the Firm’s liquidity policy and contingency funding plan. Treasury formulates the Firm’s liquidity and contingency planning strategies and is responsible for measuring, monitoring, reporting and managing the Firm’s liquidity risk profile.

Liquidity monitoring and recent actions

Treasury monitors historical liquidity trends, tracks historical and prospective on- and off-balance sheet liquidity obligations, identifies and measures internal and external liquidity warning signals to permit early detection of liquidity issues, and manages contingency planning (including identification and testing of various company-specific and market-driven stress scenarios). Various tools, which together contribute to an overall liquidity perspective, are used to monitor and manage liquidity. These include analysis of the timing of liquidity sources versus liquidity uses (i.e., funding gaps) over periods ranging from overnight to one year; management of debt and capital issuance to ensure that the illiquid portion of the balance sheet can be funded by equity, long-term debt, trust preferred capital debt securities and deposits the Firm believes to be stable; and assessment of the Firm’s capacity to raise incremental unsecured and secured funding.

Liquidity of the parent holding company and its nonbank subsidiaries is monitored separately from the Firm’s bank subsidiaries. At the parent holding company level, long-term funding is managed to ensure that the parent holding company has sufficient liquidity to cover its obligations and those of its nonbank subsidiaries within the next 12 months. For bank subsidiaries, the focus of liquidity risk management is on maintenance of unsecured and secured funding capacity sufficient to meet on- and off-balance sheet obligations.

An extension of liquidity management is the Firm’s contingency funding plan. The goal of the plan is to ensure appropriate liquidity during normal and stress periods. The plan considers various temporary and long-term stress scenarios where access to unsecured funding is severely limited or nonexistent, taking into account both on- and off-balance sheet exposures, and separately evaluates access to funds by the parent holding company, JPMorgan Chase Bank, N.A., Chase Bank USA, N.A., and J.P. Morgan Securities Inc.

In response to the market turmoil in the latter half of 2007, JPMorgan Chase took various actions to strengthen the Firm’s liquidity position. In anticipation of possible incremental funding requirements that could have resulted from draws under unfunded revolving credit facilities and/or potential consolidation or purchase of assets from VIEs, the parent holding company increased issuance of commercial paper, long-term debt and trust preferred capital debt securities, and bank subsidiaries increased retail and wholesale unsecured funding liabilities. In addition, JPMorgan Chase Bank, N.A., maintained sufficient secured borrowing capacity, when aggregated with unsecured funding sources, to cover anticipated on- and off-balance sheet obligations of bank subsidiaries.

As of December 31, 2007, the Firm’s liquidity position remained strong based upon its liquidity metrics.

70	JPMorgan Chase & Co./2007 Annual Report

Funding

Sources of funds

Management uses a variety of unsecured and secured funding sources to generate liquidity, taking into consideration, among other factors, market conditions, prevailing interest rates, liquidity needs and the desired maturity profile of liabilities. Markets are evaluated on an ongoing basis to achieve an appropriate global balance of unsecured and secured funding at favorable rates. The Firm’s ability to generate funding from a broad range of sources in a variety of geographic locations enhances financial flexibility and limits dependence on any one source. Diversification of funding is an important component of the Firm’s liquidity management strategy.

Deposits held by the RFS, CB, TSS and AM lines of business are generally a consistent source of unsecured funding for JPMorgan Chase Bank, N.A. As of December 31, 2007, total deposits for the Firm were $740.7 billion. A significant portion of the Firm’s deposits are retail deposits, which are less sensitive to interest rate changes and therefore are considered more stable than market-based wholesale deposits. The Firm also benefits from stable wholesale liability balances originated by CB, TSS and AM through the normal course of business. Such liability balances include deposits that are swept to on–balance sheet liabilities (e.g., Commercial paper, Federal funds purchased and securities sold under repurchase agreements). These liability balances are also a stable and consistent source of funding due to the nature of the businesses from which they are generated. For further discussions of deposit and liability balance trends, see the discussion of the results for the Firm’s business segments and the Balance Sheet Analysis on pages 40-58 and 61–62, respectively, of this Annual Report.

Additional sources of unsecured funds include a variety of short- and long-term instruments, including federal funds purchased, commercial paper, bank notes, long-term debt and trust preferred capital debt securities. Decisions concerning timing of issuance and the tenor of liabilities are based upon relative costs, general market conditions, prospective views of balance sheet growth and a targeted liquidity profile.

Funding flexibility is also provided by the Firm’s ability to access secured funding from the repurchase and asset securitization markets. The Firm maintains reserves of unencumbered liquid securities that can be financed to generate liquidity. The ability to obtain collateralized financing against liquid securities is dependent on prevailing market conditions. The ability to securitize loans, and the associated gains on those securitizations, are principally dependent upon the credit quality and yields of the assets securitized and are generally not dependent upon the credit ratings of the issuing entity. Transactions between the Firm and its securitization structures are reflected in JPMorgan Chase’s consolidated financial statements and are discussed in the notes to the consolidated financial statements. These relationships generally include retained interests in securitization trusts, liquidity facilities and derivative transactions. For further details, see Off–balance sheet arrangements and contractual cash obligations, Note 16 and Note 31 on pages 66–68, 139–145 and 170–173, respectively, of this Annual Report.

Bank subsidiaries’ access to the Federal Reserve Account Window is an additional source of secured funding; however, management does not view this as a primary means of funding the Firm’s bank subsidiaries.

Issuance

During 2007, JPMorgan Chase issued $95.1 billion of long-term debt and trust preferred capital debt securities. These issuances included $52.2 billion of IB structured notes, the issuances of which are generally client-driven and not for funding or capital management purposes, as the proceeds from such transactions are generally used to purchase securities to mitigate the risk associated with structured note exposure. The issuances of long-term debt and trust preferred capital debt securities were offset partially by $49.4 billion of long-term debt and trust preferred capital debt securities that matured or were redeemed during 2007, including IB structured notes. The increase in Treasury-issued long-term debt and trust preferred capital debt securities was used primarily to fund certain illiquid assets held by the Parent company and to build liquidity. During 2007, Commercial paper increased $30.7 billion and Other borrowed funds increased $10.8 billion. The growth in both Commercial paper and Other borrowed funds was used to build liquidity further by increasing the amounts held of liquid securities and of overnight investments that may be readily converted to cash. In addition, during 2007, the Firm securitized $28.9 billion of residential mortgage loans, $21.2 billion of credit card loans and $1.2 billion of education loans. The Firm did not securitize any auto loans during 2007. For further discussion of loan securitizations, see Note 16 on pages 139–145 of this Annual Report.

In connection with the issuance of certain of its trust preferred capital debt securities, the Firm has entered into Replacement Capital Covenants (“RCCs”) granting certain rights to the holders of “covered debt,” as defined in the RCCs, that prohibit the repayment, redemption or purchase of the trust preferred capital debt securities except, with limited exceptions, to the extent that JPMorgan Chase has received specified amounts of proceeds from the sale of certain qualifying securities. Currently the Firm’s covered debt is its 5.875% Junior Subordinated Deferrable Interest Debentures, Series O, due in 2035. For more information regarding these covenants, reference is made to the respective RCCs entered into by the Firm in connection with the issuances of such trust preferred capital debt securities, which are filed with the U.S. Securities and Exchange Commission under cover of Forms 8-K.

Cash flows

For the years ended December 31, 2007, 2006 and 2005, Cash and due from banks decreased $268 million, and increased $3.7 billion and $1.5 billion, respectively. The following discussion highlights the major activities and transactions that affected JPMorgan Chase’s cash flows during 2007, 2006 and 2005.

Cash Flows from Operating Activities

For the years ended December 31, 2007, 2006 and 2005, net cash used in operating activities was $110.6 billion, $49.6 billion and $30.2 billion, respectively. JPMorgan Chase’s operating assets and liabilities support the Firm’s capital markets and lending activities, including the origination or purchase of loans initially designated as held-for-sale. During each of the three years ended December 31, 2007, net cash was used to fund loans held-for-sale primarily in the IB and RFS. In 2007, there was a significant decline in cash flows from IB loan

JPMorgan Chase & Co./2007 Annual Report	71

MANAGEMENT’S DISCUSSION AND ANALYSIS

JPMorgan Chase & Co.

originations/purchases and sale/securitization activities as a result of the difficult wholesale securitization market and capital markets for leveraged financings, which were affected by a significant deterioration in liquidity in the credit markets in the second half of 2007. Cash flows in 2007 associated with RFS residential mortgage activities grew reflecting an increase in originations. The amount and timing of cash flows related to the Firm’s operating activities may vary significantly in the normal course of business as a result of the level of client-driven activities, market conditions and trading strategies. Management believes cash flows from operations, available cash balances and the Firm’s ability to generate cash through short- and long-term borrowings will be sufficient to fund the Firm’s operating liquidity needs.

Cash Flows from Investing Activities

The Firm’s investing activities primarily involve AFS securities, loans initially designated as held-for-investment and Federal funds sold and securities purchased under resale agreements.

For the year ended December 31, 2007, net cash of $73.1 billion was used in investing activities, primarily to fund purchases in Treasury’s AFS securities portfolio to manage the Firm’s exposure to interest rate movements; net additions to the wholesale retained loan portfolios in the IB, CB and AM, mainly as a result of business growth; a net increase in the consumer retained loan portfolio, primarily reflecting growth in RFS in home equity loans and net additions to RFS’s subprime mortgage loans portfolio, which was affected by management’s decision in the third quarter to retain (rather than sell) new subprime mortgages, and growth in prime mortgage loans originated by RFS and AM (and held in Corporate) that cannot be sold to U.S. government agencies or U.S. government-sponsored enterprises; and increases in securities purchased under resale agreements as a result of a higher level of cash available for short-term investment opportunities in connection with Treasury’s efforts to build the Firm’s liquidity. These net uses of cash were partially offset by cash proceeds received from sales and maturities of AFS securities; and credit card, residential mortgage, education and wholesale loan sales and securitization activities, which grew in 2007 despite the difficult conditions in the credit markets.

For the year ended December 31, 2006, net cash of $99.6 billion was used in investing activities. Net cash was invested to fund net additions to the retained wholesale loan portfolio, mainly resulting from capital markets activity in IB leveraged financings; increases in CS loans reflecting strong organic growth; net additions in retail home equity loans; the acquisition of private-label credit card portfolios from Kohl’s, BP and Pier 1 Imports, Inc.; the acquisition of Collegiate Funding Services, and Treasury purchases of AFS securities in connection with repositioning the portfolio in response to changes in interest rates. These uses of cash were partially offset by cash proceeds provided from credit card, residential mortgage, auto and wholesale loan sales and securitization activities; sales and maturities of AFS securities; the net decline in auto loans and leases, which was caused partially by management’s decision to de-emphasize vehicle leasing; and the sale of the insurance business at the beginning of the second quarter.

For the year ended December 31, 2005, net cash of $12.9 billion was used in investing activities, primarily attributable to growth in consumer loans, primarily home equity and in CS, reflecting growth in new account originations and the acquisition of the Sears Canada credit card business, partially offset by securitization activity and a decline in auto loans reflecting a difficult auto lending market. Net cash was generated by the Treasury investment securities portfolio primarily from maturities of securities, as purchases and sales of securities essentially offset each other.

Cash Flows from Financing Activities

The Firm’s financing activities primarily reflect transactions involving customer deposits and long-term debt (including client-driven structured notes in the IB), and its common stock and preferred stock.

In 2007, net cash provided by financing activities was $183.0 billion due to a net increase in wholesale deposits from growth in business volumes, in particular, interest-bearing deposits at TSS, AM and CB; net issuances by Treasury of Long-term debt and trust preferred capital debt securities primarily to fund certain illiquid assets held by the Parent company and to build liquidity and by the IB from client-driven structured notes transactions; and growth in Commercial paper issuances and Other borrowed funds in Treasury due to growth in the volume of liability balances in sweep accounts, in TSS and CB, higher short-term requirements to fund trading positions and to further build liquidity. Cash was used to repurchase common stock and to pay dividends on common stock, including an increase in the quarterly dividend in the second quarter of 2007.

In 2006, net cash provided by financing activities was $152.7 billion due to net cash received from growth in deposits, reflecting new retail account acquisitions and the ongoing expansion of the retail branch distribution network; higher wholesale business volumes; increases in securities sold under repurchase agreements to fund trading positions and higher AFS securities positions in Treasury; and net issuances of Long-term debt and trust preferred capital debt securities. The net cash provided was offset partially by the payment of cash dividends on stock and common stock repurchases.

In 2005, net cash provided by financing activities was $45.1 billion due to: growth in deposits, reflecting new retail account acquisitions, the ongoing expansion of the retail branch distribution network and higher wholesale business volumes; and net new issuances of Long-term debt and trust preferred capital debt securities; offset partially by the payment of cash dividends and common stock repurchases.

72	JPMorgan Chase & Co./2007 Annual Report

Credit ratings

The credit ratings of JPMorgan Chase’s parent holding company and each of its significant banking subsidiaries as of December 31, 2007, were as follows.

	Short-term debt			Senior long-term debt
	Moody’s	S&P	Fitch	Moody’s	S&P	Fitch
JPMorgan Chase & Co.	P-1	A-1+	F1+	Aa2	AA-	AA-
JPMorgan Chase Bank, N.A.	P-1	A-1+	F1+	Aaa	AA	AA-
Chase Bank USA, N.A.	P-1	A-1+	F1+	Aaa	AA	AA-

On February 14, 2007, S&P raised the senior long-term debt ratings on JPMorgan Chase & Co. and the principal bank subsidiaries to “AA-” and “AA”, respectively, from “A+” and “AA-”, respectively. S&P also raised the short-term debt rating of JPMorgan Chase & Co. to “A-1”+ from “A-1”. On February 16, 2007, Fitch raised the senior long-term debt ratings on JPMorgan Chase & Co. and the principal bank subsidiaries to “AA-” from “A+”. Fitch also raised the short-term debt rating of JPMorgan Chase & Co. to “F1+” from “F1”. On March 2, 2007, Moody’s raised the senior long-term debt ratings on JPMorgan Chase & Co. and the operating bank subsidiaries to “Aa2” and “Aaa”, respectively, from “Aa3” and “Aa2”, respectively.

The cost and availability of unsecured financing are influenced by credit ratings. A reduction in these ratings could have an adverse effect on the Firm’s access to liquidity sources, increase the cost of funds, trigger additional collateral requirements and decrease the number of investors and counterparties willing to lend. Key factors in maintaining high credit ratings include a stable and diverse earnings stream, leading market positions, strong capital ratios, strong credit quality and risk management controls, diverse funding sources and disciplined liquidity monitoring procedures.

If the Firm’s ratings were downgraded by one notch, the Firm estimates the incremental cost of funds and the potential loss of funding to be negligible. Additionally, the Firm estimates the additional funding requirements for VIEs and other third-party commitments would not be material. Currently, the Firm believes a downgrade is unlikely. For additional information on the impact of a credit ratings downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements, see Special-purpose entities on pages 66–67 and Ratings profile of derivative receivables mark-to-market (“MTM”) on page 81, of this Annual Report.

CREDIT RISK MANAGEMENT

Credit risk is the risk of loss from obligor or counterparty default. The Firm provides credit (for example, through loans, lending-related commitments and derivatives) to customers of all sizes, from large corporate clients to the individual consumer. The Firm manages the risk/reward relationship of each credit extension and discourages the retention of assets that do not generate a positive return above the cost of the Firm’s risk-adjusted capital. In addition, credit risk management includes the distribution of the Firm’s wholesale syndicated loan originations into the marketplace (primarily to IB clients), with retained exposure held by the Firm averaging less than 10%. Wholesale loans generated by CB and AM are generally retained on the balance sheet. With regard to the consumer credit market, the Firm focuses on creating a portfolio that is diversified from both a product and a geographic perspective. Within the mortgage business, originated loans are either retained in the mortgage portfolio, or securitized and sold selectively to U.S. government agencies and U.S. government-sponsored enterprises.

Credit risk organization

Credit risk management is overseen by the Chief Risk Officer and implemented within the lines of business. The Firm’s credit risk management governance consists of the following functions:

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

Risk measurement

To measure credit risk, the Firm employs several methodologies for estimating the likelihood of obligor or counterparty default. Losses generated by consumer loans are more predictable than wholesale losses, but are subject to cyclical and seasonal factors. Although the frequency of loss is higher on consumer loans than on wholesale loans, the severity of loss is typically lower and more manageable on a portfolio basis. As a result of these differences, methodologies for measuring credit risk vary depending on several factors, including type of asset (e.g., consumer installment versus wholesale loan), risk measurement parameters (e.g., delinquency status and credit bureau score versus wholesale risk rating) and risk management and collection processes (e.g., retail collection center versus centrally managed workout groups). Credit risk measurement is based upon the amount of exposure should the obligor or the counterparty default, the proba-

JPMorgan Chase & Co./2007 Annual Report	73

MANAGEMENT’S DISCUSSION AND ANALYSIS

JPMorgan Chase & Co.

bility of default and the loss severity given a default event. Based upon these factors and related market-based inputs, the Firm estimates both probable and unexpected losses for the wholesale and consumer portfolios. Probable losses, reflected in the Provision for credit losses, primarily are based upon statistical estimates of credit losses as a result of obligor or counterparty default. However, probable losses are not the sole indicators of risk. If losses were entirely predictable, the probable loss rate could be factored into pricing and covered as a normal and recurring cost of doing business. Unexpected losses, reflected in the allocation of credit risk capital, represent the potential volatility of actual losses relative to the probable level of losses. Risk measurement for the wholesale portfolio is assessed primarily on a risk-rated basis; for the consumer portfolio, it is assessed primarily on a credit-scored basis.

Risk-rated exposure

For portfolios that are risk-rated (generally held in IB, CB, TSS and AM), probable and unexpected loss calculations are based upon estimates of probability of default and loss given default. Probability of default is the expected default calculated on an obligor basis. Loss given default is an estimate of losses that are based upon collateral and structural support for each credit facility. Calculations and assumptions are based upon management information systems and methodologies which are under continual review. Risk ratings are assigned and reviewed on an ongoing basis by Credit Risk Management and revised, if needed, to reflect the borrowers’ current risk profiles and the related collateral and structural positions.

Credit-scored exposure

For credit-scored portfolios (generally held in RFS and CS), probable loss is based upon a statistical analysis of inherent losses over discrete periods of time. Probable losses are estimated using sophisticated portfolio modeling, credit scoring and decision-support tools to project credit risks and establish underwriting standards. In addition, common measures of credit quality derived from historical loss experience are used to predict consumer losses. Other risk characteristics evaluated include recent loss experience in the portfolios, changes in origination sources, portfolio seasoning, loss severity and underlying credit practices, including charge-off policies. These analyses are applied to the Firm’s current portfolios in order to estimate delinquencies and severity of losses, which determine the amount of probable losses. These factors and analyses are updated on a quarterly basis.

Risk monitoring

The Firm has developed policies and practices that are designed to preserve the independence and integrity of extending credit and are included to ensure credit risks are assessed accurately, approved properly, monitored regularly and managed actively at both the transaction and portfolio levels. The policy framework establishes credit approval authorities, concentration limits, risk-rating methodologies, portfolio review parameters and guidelines for management of distressed exposure. Wholesale credit risk is monitored regularly on both an aggregate portfolio level and on an individual customer basis. For consumer credit risk, the key focus items are trends and concentrations at the portfolio level, where potential problems can be remedied through changes in underwriting policies and portfolio guidelines. Consumer Credit Risk Management monitors trends against business expectations and industry benchmarks.

In order to meet credit risk management objectives, the Firm seeks to maintain a risk profile that is diverse in terms of borrower, product type, industry and geographic concentration. Management of the Firm’s wholesale exposure is accomplished through loan syndication and participations, loan sales, securitizations, credit derivatives, use of master netting agreements and collateral and other risk-reduction techniques, which are further discussed in the following risk sections.

Risk reporting

To enable monitoring of credit risk and decision-making, aggregate credit exposure, credit metric forecasts, hold-limit exceptions and risk profile changes are reported regularly to senior credit risk management. Detailed portfolio reporting of industry, customer and geographic concentrations occurs monthly, and the appropriateness of the allowance for credit losses is reviewed by senior management at least on a quarterly basis. Through the risk reporting and governance structure, credit risk trends and limit exceptions are provided regularly to, and discussed with, senior management, as mentioned on page 69 of this Annual Report.

2007 Credit risk overview

Despite the volatile capital markets environment in the second half of 2007, the wholesale portfolio overall experienced continued low levels of nonperforming loans and criticized assets. However, in the second half of 2007, credit market liquidity levels declined significantly, which negatively affected loan syndication markets, resulting in an increase in funded and unfunded exposures, particularly related to leveraged lending, held on the balance sheet. This exposure is diversified across clients and industries and is performing, but subject to market volatility and potentially further writedowns. In response to these events, the Firm has strengthened underwriting standards with respect to its loan syndications and leveraged lending, consistent with evolving market practice. For additional information on unfunded leverage acquisitions related to loan syndications, see Note 31 on pages 170–173 of this Annual Report.

In 2007, the domestic consumer credit environment was also negatively affected by the deterioration in residential real estate valuations, leading to increased credit losses primarily for Home Equity and Subprime Mortgage loans with multiple risk elements (“risk layered loans”). The Firm responded to these changes in the credit environment through the elimination of certain products, changes and enhancements to credit underwriting criteria and refinement of pricing and risk management models.

More detailed discussion of the domestic consumer credit environment can be found on page 84 of this Annual Report.

74	JPMorgan Chase & Co./2007 Annual Report

CREDIT PORTFOLIO

The following table presents JPMorgan Chase’s credit portfolio as of December 31, 2007 and 2006. Total credit exposure at December 31, 2007, increased $187.2 billion from December 31, 2006, reflecting an increase of $106.1 billion in the wholesale credit portfolio and $81.1 billion in the consumer credit portfolio as further described in the following pages. During 2007, lending-related commitments increased $123.6 billion ($55.2 billion and $68.4 billion in the wholesale and consumer portfolios, respectively), managed loans increased $42.0 billion ($29.3 billion and $12.7 billion in the wholesale and consumer portfolios, respectively) and derivatives increased $21.5 billion. Within loans, RFS loans accounted for at lower of cost or fair value declined, as prime mortgage loans originated with the intent to sell after January 1, 2007, were classified as Trading assets and accounted for at fair value under SFAS 159. In addition, certain loans warehoused in IB were transferred to Trading assets on January 1, 2007, as part of the adoption of SFAS 159. Also effective January 1, 2007, $24.7 billion of prime mortgages held-for-investment purposes were transferred from RFS ($19.4 billion) and AM ($5.3 billion) to the Corporate sector for risk management purposes. While this transfer had no impact on the RFS, AM or Corporate financial results, the AM prime mortgages that were transferred are now reported in consumer mortgage loans.

In the table below, reported loans include loans accounted for at fair value and loans held-for-sale, which are carried at lower of cost or fair value with changes in value recorded in Noninterest revenue. However, these held-for-sale loans and loans accounted for at fair value are excluded from the average loan balances used for the net charge-off rate calculations.

Total credit portfolio
As of or for the year ended December 31,	Credit exposure		Nonperforming assets(i)				Net charge-offs		Average annual net charge-off rate
(in millions, except ratios)	2007	2006	2007		2006		2007	2006	2007	2006
Total credit portfolio
Loans – retained(a)	$491,736	$427,876	$3,536	(i)	$1,957	(i)	$4,538	$3,042	1.00%	0.73%
Loans held-for-sale	18,899	55,251	45		120		—	—	NA	NA
Loans at fair value	8,739	—	5		—		—	—	NA	NA
Loans – reported(a)	$519,374	$483,127	$3,586		$2,077		$4,538	$3,042	1.00%	0.73%
Loans – securitized(b)	72,701	66,950	—		—		2,380	2,210	3.43	3.28
Total managed loans(c)	592,075	550,077	3,586		2,077		6,918	5,252	1.33	1.09
Derivative receivables	77,136	55,601	29		36		NA	NA	NA	NA
Total managed credit-related assets	669,211	605,678	3,615		2,113		6,918	5,252	1.33	1.09
Lending-related commitments(d)(e)	1,262,588	1,138,959	NA		NA		NA	NA	NA	NA
Assets acquired in loan satisfactions	NA	NA	622		228		NA	NA	NA	NA
Total credit portfolio	$1,931,799	$1,744,637	$4,237		$2,341		$6,918	$5,252	1.33%	1.09%
Credit derivative hedges notional(f)	$(67,999)	$(50,733)	$(3)		$(16)		NA	NA	NA	NA
Collateral held against derivatives(g)	(9,824)	(6,591)	NA		NA		NA	NA	NA	NA
Memo:
Nonperforming – purchased(h)	—	251	NA		NA		NA	NA	NA	NA

(a)	Loans (other than those for which the SFAS 159 fair value option has been elected) are presented net of unearned income and net deferred loan fees of $1.0 billion and $1.3 billion at December 31, 2007 and 2006, respectively.
(b)	Represents securitized credit card receivables. For further discussion of credit card securitizations, see Card Services on pages 49–51 of this Annual Report.
(c)

Loans past-due 90 days and over and accruing includes credit card receivables _ reported of $1.5 billion and $1.3 billion at December 31, 2007 and 2006, respectively, and related credit card securitizations of $1.1 billion and $962 million at December 31, 2007 and 2006, respectively.

(d)	Included credit card and home equity lending-related commitments of $714.8 billion and $74.2 billion, respectively, at December 31, 2007; and $657.1 billion and $69.6 billion, respectively, at December 31, 2006. These amounts for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, nor does it anticipate, all available lines of credit being used at the same time. The Firm can reduce or cancel these lines of credit by providing the borrower prior notice or, in some cases, without notice as permitted by law.
(e)	Included unused advised lines of credit totaling $38.4 billion and $39.0 billion at December 31, 2007 and 2006, respectively, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable.
(f)	Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting under SFAS 133. Includes $31.1 billion and $22.7 billion at December 31, 2007 and 2006, respectively, which represents the notional amount of structured portfolio protection; the Firm retains a minimal first risk of loss on this portfolio.
(g)	Represents other liquid securities collateral held by the Firm as of December 31, 2007 and 2006, respectively.
(h)	Represents distressed wholesale loans held-for-sale purchased as part of IB’s proprietary activities, which are excluded from nonperforming assets. During the first quarter of 2007, the Firm elected the fair value option of accounting for this portfolio of nonperforming loans. These loans are classified as Trading assets at December 31, 2007.
(i)	Excluded nonperforming assets related to (1) loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by U.S. government agencies of $1.5 billion and $1.2 billion at December 31, 2007 and 2006, respectively, and (2) education loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program, of $279 million and $219 million at December 31, 2007 and 2006, respectively. These amounts for GNMA and education loans are excluded, as reimbursement is proceeding normally.

JPMorgan Chase & Co./2007 Annual Report	75

MANAGEMENT’S DISCUSSION AND ANALYSIS

JPMorgan Chase & Co.

WHOLESALE CREDIT PORTFOLIO

As of December 31, 2007, wholesale exposure (IB, CB, TSS and AM) increased $106.1 billion from December 31, 2006, due to increases in lending-related commitments of $55.2 billion and loans of $29.3 billion. The increase in overall lending activity was partly due to growth in leveraged lending funded and unfunded exposures, mainly in IB. For further discussion of unfunded leveraged exposures, see Note 31, on pages 170–173 of this Annual Report.

Partly offsetting these increases was the first-quarter transfer of $11.7 billion of loans warehoused in IB to Trading assets upon the adoption of SFAS 159.

The $21.5 billion Derivative receivables increase from December 31, 2006, was primarily driven by increases in credit derivative and interest rate products due to increased credit spreads and lower interest rates, respectively, as well as a decline in the U.S. dollar.

Wholesale

As of or for the year ended December 31,	Credit exposure		Nonperforming assets(e)
(in millions)	2007	2006	2007	2006
Loans retained(a)	$189,427	$161,235	$464	$387
Loans held-for-sale	14,910	22,507	45	4
Loans at fair value	8,739	—	5	—
Loans – reported(a)	$213,076	$183,742	$514	$391
Derivative receivables	77,136	55,601	29	36
Total wholesale credit-related assets	290,212	239,343	543	427
Lending-related commitments(b)	446,652	391,424	NA	NA
Assets acquired in loan satisfactions	NA	NA	73	3
Total wholesale credit exposure	$736,864	$630,767	$616	$430
Credit derivative hedges notional(c)	$(67,999)	$(50,733)	$(3)	$(16)
Collateral held against derivatives(d)	(9,824)	(6,591)	NA	NA
Memo:
Nonperforming – purchased(e)	—	251	NA	NA
(a)	As a result of the adoption of SFAS 159 in the first quarter of 2007, certain loans of $11.7 billion were reclassified to trading assets and were excluded from wholesale loans reported. Includes loans greater than or equal to 90 days past due that continue to accrue interest. The principal balance of these loans totaled $75 million and $29 million at December 31, 2007 and 2006, respectively. Also see Note 5 on pages 119–121 and Note 14 on pages 137–138 of this Annual Report.
(b)	Includes unused advised lines of credit totaling $38.4 billion and $39.0 billion at December 31, 2007 and 2006, respectively, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable.
(c)	Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting under SFAS 133. Includes $31.1 billion and $22.7 billion at December 31, 2007 and 2006, respectively, which represents the notional amount of structured portfolio protection; the Firm retains a minimal first risk of loss on this portfolio.
(d)	Represents other liquid securities collateral held by the Firm as of December 31, 2007 and 2006, respectively.
(e)	Represents distressed loans held-for-sale purchased as part of IB’s proprietary activities, which are excluded from nonperforming assets. During the first quarter of 2007, the Firm elected the fair value option of accounting for this portfolio of nonperforming loans. These loans are classified as Trading assets at December 31, 2007.

Net charge-offs (recoveries)

Wholesale

Year ended December 31,
(in millions, except ratios)	2007	2006
Loans – reported
Net charge-offs (recoveries)	$72	$(22)
Average annual net charge-off (recovery) rate(a)	0.04%	(0.01)%

(a)	Excludes average wholesale loans held-for-sale and loans at fair value of $18.6 billion and $22.2 billion for the years ended December 31, 2007 and 2006, respectively.

Net charge-offs (recoveries) do not include gains from sales of non-performing loans that were sold as shown in the following table. Gains from these sales were $1 million and $82 million during 2007 and 2006, respectively, which are reflected in Noninterest revenue.

Nonperforming loan activity

Wholesale

Year ended December 31,
(in millions)	2007	2006
Beginning balance	$391	$992
Additions	1,107	480
Reductions:
Paydowns and other	(576)	(578)
Charge-offs	(185)	(186)
Returned to performing	(136)	(133)
Sales	(87)	(184)
Total reductions	(984)	(1,081)
Net additions (reductions)	123	(601)
Ending balance	$514	$391

76	JPMorgan Chase & Co./2007 Annual Report

The following table presents summaries of the maturity and ratings profiles of the wholesale portfolio as of December 31, 2007 and 2006. The ratings scale is based upon the Firm’s internal risk ratings and generally correspond to the ratings as defined by S&P and Moody’s.

Wholesale credit exposure – maturity and ratings profile

	Maturity profile(c)				Ratings profile
December 31, 2007		1–5 years			Investment-grade (“IG”)	Noninvestment-grade		Total % of IG
(in billions, except ratios)	<1 year		>5 years	Total	AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below	Total
Loans	44%	45%	11%	100%	$127	$62	$189	67%
Derivative receivables	17	39	44	100	64	13	77	83
Lending-related commitments	35	59	6	100	380	67	447	85
Total excluding loans held-for-sale and loans at fair value	36%	53%	11%	100%	$571	$142	713	80%
Loans held-for-sale and loans at fair value(a)							24
Total exposure							$737
Net credit derivative hedges notional(b)	39%	56%	5%	100%	$(61)	$(7)	$(68)	89%

	Maturity profile(c)				Ratings profile
December 31, 2006		1–5			Investment-grade (“IG”)	Noninvestment-grade		Total %
(in billions, except ratios)	<1 year	years	>5 years	Total	AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below	Total	of IG
Loans	44%	41%	15%	100%	$104	$57	$161	65%
Derivative receivables	16	34	50	100	49	7	56	88
Lending-related commitments	36	58	6	100	338	53	391	86
Total excluding loans held-for-sale and loans at fair value	37%	51%	12%	100%	$491	$117	608	81%
Loans held-for-sale and loans at fair value(a)							23
Total exposure							$631
Net credit derivative hedges notional(b)	16%	75%	9%	100%	$(45)	$(6)	$(51)	88%
(a)	Loans held-for-sale relate primarily to syndication loans and loans transferred from the retained portfolio. During the first quarter of 2007, the Firm elected the fair value option of accounting for loans related to securitization activities, and these loans are classified as Trading assets.
(b)	Ratings are based upon the underlying referenced assets. Represents the net notional amounts of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting under SFAS 133. Includes $31.1 billion and $22.7 billion at December 31, 2007 and 2006, respectively, which represents the notional amount of structured portfolio protection; the Firm retains a minimal risk of losses on this portfolio.
(c)	The maturity profile of Loans and lending-related commitments is based upon the remaining contractual maturity. The maturity profile of Derivative receivables is based upon the maturity profile of Average exposure. See page 80 of this Annual Report for a further discussion of Average exposure.

JPMorgan Chase & Co./2007 Annual Report	77

MANAGEMENT’S DISCUSSION AND ANALYSIS

JPMorgan Chase & Co.

Wholesale credit exposure – selected industry concentration

The Firm focuses on the management and the diversification of its industry concentrations, with particular attention paid to industries with actual or potential credit concerns. At December 31, 2007, the top 10 industries to which the Firm is exposed remained unchanged from December 31, 2006. The increases across all industries were primarily due to portfolio growth. The notable rise in Asset managers was a result of portfolio growth and the Firm revising its industry classification during the third quarter of 2007 to better reflect risk correlations and enhance the Firm’s management of industry risk. Below are summaries of the top 10 industry concentrations as of December 31, 2007 and 2006. For additional information on industry concentrations, see Note 32, on pages 173–174 of this Annual Report.

Wholesale credit exposure – selected industry concentration

December 31, 2007	Credit		Investment	Noninvestment-grade			Credit	Collateral held against derivative
(in millions, except ratios)	exposure	(d)	grade	Noncriticized	Criticized	Net charge-offs	derivative hedges (e)	receivables (f)
Top 10 industries(a)
Banks and finance companies	$65,288		83%	$10,385	$498	$5	$(6,368)	$(1,793)
Asset managers	38,554		90	3,518	212	—	(293)	(2,148)
Real estate	38,295		54	16,626	1,070	36	(2,906)	(73)
State and municipal governments	31,425		98	591	12	10	(193)	(3)
Healthcare	30,746		84	4,741	246	—	(4,241)	(10)
Consumer products	29,941		74	7,492	239	5	(4,710)	(13)
Utilities	28,679		89	3,021	212	1	(6,371)	(43)
Oil and gas	26,082		72	7,166	125	—	(4,007)	—
Retail and consumer services	23,969		68	7,149	550	3	(3,866)	(55)
Securities firms and exchanges	23,274		87	3,083	1	—	(467)	(1,321)
All other(b)	376,962		80	71,211	3,673	12	(34,577)	(4,365)
Total excluding loans held-for-sale and loans at fair value	$713,215		80%	$134,983	$6,838	$72	$(67,999)	$(9,824)
Loans held-for-sale and loans at fair value(c)	23,649
Total	$736,864

December 31, 2006	Credit		Investment	Noninvestment-grade			Credit	Collateral held against derivative
(in millions, except ratios)	exposure	(d)	grade	Noncriticized	Criticized	Net charge-offs	derivative hedges (e)	receivables (f)
Top 10 industries(a)
Banks and finance companies	$61,792		84%	$9,733	$74	$(12)	$(7,847)	$(1,452)
Asset managers	24,570		88	2,956	31	—	—	(750)
Real estate	32,102		57	13,702	243	9	(2,223)	(26)
State and municipal governments	27,485		98	662	23	—	(801)	(12)
Healthcare	28,998		83	4,618	284	(1)	(3,021)	(5)
Consumer products	27,114		72	7,327	383	22	(3,308)	(14)
Utilities	24,938		88	2,929	183	(6)	(4,123)	(2)
Oil and gas	18,544		76	4,356	38	—	(2,564)	—
Retail and consumer services	22,122		70	6,268	278	(3)	(2,069)	(226)
Securities firms and exchanges	23,127		93	1,527	5	—	(784)	(1,207)
All other(b)	317,468		80	58,971	3,484	(31)	(23,993)	(2,897)
Total excluding loans held-for-sale and loans at fair value	$608,260		81%	$113,049	$5,026	$(22)	$(50,733)	$(6,591)
Loans held-for-sale and loans at fair value(c)	22,507
Total	$630,767

(a)	Rankings are based upon exposure at December 31, 2007.
(b)	For more information on exposures to SPEs included in All other, see Note 17 on pages 146–154 of this Annual Report.
(c)	Loans held-for-sale relate primarily to syndication loans and loans transferred from the retained portfolio. During the first quarter of 2007, the Firm elected the fair value option of accounting for loans related to securitization activities; these loans are classified as Trading assets at December 31, 2007.
(d)	Credit exposure is net of risk participations and excludes the benefit of credit derivative hedges and collateral held against Derivative receivables or Loans.
(e)	Ratings are based upon the underlying referenced assets. Represents the net notional amounts of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting under SFAS 133. Includes $31.1 billion and $22.7 billion at December 31, 2007 and 2006, respectively, which represents the notional amount of structured portfolio protection; the Firm retains a minimal risk of losses on this portfolio.
(f)	Represents other liquid securities collateral held by the Firm as of December 31, 2007 and 2006, respectively.

78	JPMorgan Chase & Co./2007 Annual Report

Wholesale criticized exposure

Exposures deemed criticized generally represent a ratings profile similar to a rating of “CCC+”/“Caa1” and lower, as defined by S&P and Moody’s. The total criticized component of the portfolio, excluding loans held-for-sale and loans at fair value, increased to $6.8 billion at December 31, 2007, from $5.0 billion at year-end 2006. The increase was driven primarily by downgrades in the wholesale portfolio.

At December 31, 2007, Banks and finance companies, Building materials/ construction and Telecom services moved into the top 10 of wholesale criticized exposure, replacing Agriculture/paper manufacturing, Business services and Utilities.

Industry concentrations for wholesale criticized exposure as of December 31, 2007 and 2006, were as follows.

	2007		2006
December 31, (in millions, except ratios)	Credit exposure	% of portfolio	Credit exposure	% of portfolio
Top 10 industries(a)
Automotive	$1,338	20%	$1,442	29%
Real estate	1,070	16	243	5
Retail and consumer services	550	8	278	5
Banks and finance companies	498	7	74	1
Building materials/construction	345	5	113	2
Media	303	4	392	8
Chemicals/plastics	288	4	159	3
Healthcare	246	4	284	6
Consumer products	239	4	383	7
Telecom services	219	3	20	1
All other	1,742	25	1,638	33
Total excluding loans held-for-sale and loans at fair value	$6,838	100%	$5,026	100%
Loans held-for-sale and loans at fair value(b)	205		624
Total	$7,043		$5,650

(a)	Rankings are based upon exposure at December 31, 2007.
(b)	Loans held-for-sale relate primarily to syndication loans and loans transferred from the retained portfolio. During the first quarter of 2007, the Firm elected the fair value option of accounting for loans related to securitization activities; these loans are classified as Trading assets at December 31, 2007. Loans held-for-sale exclude purchased nonperforming loans held-for-sale.

Presented below is a discussion of several industries to which the Firm has significant exposure, as well as industries the Firm continues to monitor because of actual or potential credit concerns. For additional information, refer to the tables above and on the preceding page.

•

Automotive: Automotive Original Equipment Manufacturers and suppliers based in North America continued to be affected by a challenging operating environment in 2007. As a result, the industry continued to be the largest segment of the Firm’s wholesale criticized exposure; however, most of the criticized exposure remains undrawn, is performing and is substantially secured.

•

Real estate: Exposure to this industry grew in 2007 mainly due to growth in leveraged lending activity, primarily in the IB. On a portfolio basis, the Firm’s Real estate exposure is well-diversified by client, transaction type, geography and property type. Approximately half of this exposure is to large public and rated real estate companies and institutions (e.g., REITS), as well as real estate loans originated for sale into the commercial mortgage-backed securities market. CMBS exposure totaled 5% of the category at December 31, 2007. These positions are actively risk managed. The remaining Real estate exposure is primarily to professional real estate developers, owners, or service providers and generally involves real estate leased to third-party tenants. Exposure to national and regional single-family home builders represents 16% of the category, down from 21% in 2006, and is considered to be at a manageable level. The increase in criticized exposure was largely a result of downgrades to a small group of homebuilders within the Real estate portfolio.

•

Retail and consumer services: In 2007, criticized exposure to this industry increased as a result of downgrades of select portfolio names. Overall, the majority of the exposure remains rated investment grade and the portfolio is diversified by client, geography and product market served. The bigger portfolio names in terms of exposure tend to be large cap companies with access to capital markets. For smaller cap clients with more reliance on bank debt, exposures are often highly structured and/or secured.

•

Banks and finance companies: This industry group, primarily consisting of exposure to commercial banks, is the largest segment of the Firm’s wholesale credit portfolio. Even though criticized exposures grew in 2007 due to downgrades to select names within the portfolio, credit quality overall remained high, as 83% of the exposure in this category is rated investment grade.

•

All other: All other in the wholesale credit exposure concentration table on page 78 of this Annual Report at December 31, 2007 (excluding loans held-for-sale and loans at fair value) included $377.0 billion of credit exposure to 22 industry segments. Exposures related to SPEs and high-net-worth individuals were 34% and 14%, respectively, of this category. SPEs provide secured financing (generally backed by receivables, loans or bonds on a bankruptcy-remote, nonrecourse or limited-recourse basis) originated by a diverse group of companies in industries that are not highly correlated. For further discussion of SPEs, see Note 17 on pages 146-154 of this Annual Report. The remaining All other exposure is well-diversified across industries and none comprise more than 3% of total exposure.

Derivative contracts

In the normal course of business, the Firm uses derivative instruments to meet the needs of customers; to generate revenue through trading activities; to manage exposure to fluctuations in interest rates, currencies and other markets; and to manage the Firm’s credit exposure. For further discussion of these contracts, see Note 30 on pages 168–169 of this Annual Report.

JPMorgan Chase & Co./2007 Annual Report	79

MANAGEMENT’S DISCUSSION AND ANALYSIS

JPMorgan Chase & Co.

The following tables summarize the aggregate notional amounts and the net derivative receivables MTM for the periods presented.

Notional amounts of derivative contracts

December 31,	Notional amounts(a)
(in billions)	2007	2006

Interest rate contracts
Interest rate and currency swaps(b)	$53,458	$40,629
Future and forwards	4,548	4,342
Purchased options	5,349	5,230
Total interest rate contracts	63,355	50,201
Credit derivatives	$7,967	$4,619

Commodity contracts
Swaps	$275	$244
Future and forwards	91	68
Purchased options	233	195
Total commodity contracts	599	507

Foreign exchange contracts
Future and forwards	$3,424	$1,824
Purchased options	906	696
Total foreign exchange contracts	4,330	2,520

Equity contracts
Swaps	$105	$56
Future and forwards	72	73
Purchased options	821	680
Total equity contracts	998	809
Total derivative notional amounts	$77,249	$58,656

(a)	Represents the sum of gross long and gross short third-party notional derivative contracts, excluding written options and foreign exchange spot contracts.
(b)	Includes cross currency swap contract notional amounts of $1.4 trillion and $1.1 trillion at December 31, 2007 and 2006, respectively.

Derivative receivables marked to market (“MTM”)

December 31,	Derivative receivables MTM
(in millions)	2007	2006
Interest rate contracts	$36,020	$28,932
Credit derivatives	22,083	5,732
Commodity contracts	9,419	10,431
Foreign exchange contracts	5,616	4,260
Equity contracts	3,998	6,246
Total, net of cash collateral	77,136	55,601
Liquid securities collateral held against derivative receivables	(9,824)	(6,591)
Total, net of all collateral	$67,312	$49,010

The amount of Derivative receivables reported on the Consolidated balance sheets of $77.1 billion and $55.6 billion at December 31, 2007 and 2006, respectively, is the amount of the mark-to-market value (“MTM”) or fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and cash collateral held by the Firm. These amounts represent the cost to the Firm to replace the contracts at current market rates should the counterparty default. However, in management’s view, the appropriate measure of current credit risk should also reflect additional liquid securities held as collateral by the Firm of $9.8 billion and $6.6 billion at December 31, 2007 and 2006, respectively, resulting in total exposure, net of all collateral, of $67.3 billion and $49.0 billion at

December 31, 2007 and 2006, respectively. Derivative receivables increased $18.3 billion from December 31, 2006, primarily driven by increases in credit derivative and interest rate products due to increased credit spreads and lower interest rates, respectively, as well as a decline in the U.S. dollar.

The Firm also holds additional collateral delivered by clients at the initiation of transactions, but this collateral does not reduce the credit risk of the derivative receivables in the table above. This additional collateral secures potential exposure that could arise in the derivatives portfolio should the MTM of the client’s transactions move in the Firm’s favor. As of December 31, 2007 and 2006, the Firm held $17.4 billion and $12.3 billion of this additional collateral, respectively. The derivative receivables MTM also does not include other credit enhancements in the form of letters of credit.

While useful as a current view of credit exposure, the net MTM value of the derivative receivables does not capture the potential future variability of that credit exposure. To capture the potential future variability of credit exposure, the Firm calculates, on a client-by-client basis, three measures of potential derivatives-related credit loss: Peak, Derivative Risk Equivalent (“DRE”), and Average exposure (“AVG”). These measures all incorporate netting and collateral benefits, where applicable.

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

Finally, AVG is a measure of the expected MTM value of the Firm’s derivative receivables at future time periods, including the benefit of collateral. AVG exposure over the total life of the derivative contract is used as the primary metric for pricing purposes and is used to calculate credit capital and the Credit Valuation Adjustment (“CVA”), as further described below. Average exposure was $47.1 billion and $35.6 billion at December 31, 2007 and 2006, respectively, compared with derivative receivables MTM, net of all collateral, of $67.3 billion and $49.0 billion at December 31, 2007 and 2006, respectively.

80	JPMorgan Chase & Co./2007 Annual Report

The MTM value of the Firm’s derivative receivables incorporates an adjustment, the CVA, to reflect the credit quality of counterparties. The CVA is based upon the Firm’s AVG to a counterparty and the counterparty’s credit spread in the credit derivatives market. The primary components of changes in CVA are credit spreads, new deal activity or unwinds, and changes in the underlying market environment. The Firm believes that active risk management is essential to controlling the dynamic credit risk in the derivatives portfolio. In addition, the Firm takes into consideration the potential for correlation between the Firm’s AVG to a counterparty and the counterparty’s credit quality within the credit approval process. The Firm risk manages exposure to changes in CVA by entering into credit derivative transactions, as well as interest rate, foreign exchange, equity and commodity derivative transactions.

The graph to the right shows exposure profiles to derivatives over the next 10 years as calculated by the MDP, DRE and AVG metrics. All three measures generally show declining exposure after the first year, if no new trades were added to the portfolio.

The following table summarizes the ratings profile of the Firm’s derivative receivables MTM, net of other liquid securities collateral, for the dates indicated.

Ratings profile of derivative receivables MTM

Rating equivalent	2007		2006
December 31, (in millions, except ratios)	Exposure net of all collateral	% of exposure net of all collateral	Exposure net of all collateral	% of exposure net of all collateral
AAA/Aaa to AA-/Aa3	$38,314	57%	$28,150	58%
A+/A1 to A-/A3	9,855	15	7,588	15
BBB+/Baa1 to BBB-/Baa3	9,335	14	8,044	16
BB+/Ba1 to B-/B3	9,451	14	5,150	11
CCC+/Caa1 and below	357	—	78	—
Total	$67,312	100%	$49,010	100%

The Firm actively pursues the use of collateral agreements to mitigate counterparty credit risk in derivatives. The percentage of the Firm’s derivatives transactions subject to collateral agreements increased slightly to 82% as of December 31, 2007, from 80% at December 31, 2006.

The Firm posted $33.5 billion and $26.6 billion of collateral at December 31, 2007 and 2006, respectively. Certain derivative and collateral agreements include provisions that require the counterparty and/or the Firm, upon specified downgrades in their respective credit ratings, to post collateral for the benefit of the other party. The impact of a single-notch ratings downgrade to JPMorgan Chase Bank, N.A., from its rating of “AA” to “AA-” at December 31, 2007, would have required $237 million of additional collateral to be posted by the Firm. The impact of a six-notch ratings downgrade (from “AA” to “BBB”) would have required $2.5 billion of additional collateral. Certain derivative contracts also provide for termination of the contract, generally upon a downgrade of either the Firm or the counterparty, at the then-existing MTM value of the derivative contracts.

Credit derivatives

The following table presents the Firm’s notional amounts of credit derivatives protection purchased and sold as of December 31, 2007 and 2006.

	Notional amount
December 31, (in billions)	Credit portfolio		Dealer/client
	Protection purchased(a)	Protection sold	Protection purchased	Protection sold	Total
2007	$70	$2	$3,999	$3,896	$7,967
2006	$52	$1	$2,277	$2,289	$4,619

(a)	Included $31.1 billion and $22.7 billion at December 31, 2007 and 2006, respectively, that represented the notional amount for structured portfolio protection; the Firm retains a minimal first risk of loss on this portfolio.

JPMorgan Chase has counterparty exposure as a result of credit derivatives transactions. Of the $77.1 billion of total Derivative receivables MTM at December 31, 2007, $22.1 billion, or 29%, was associated with credit derivatives, before the benefit of liquid securities collateral.

JPMorgan Chase & Co./2007 Annual Report	81

MANAGEMENT’S DISCUSSION AND ANALYSIS

JPMorgan Chase & Co.

Dealer/client business

At December 31, 2007, the total notional amount of protection purchased and sold in the dealer/client business increased $3.3 trillion from year-end 2006 as a result of increased trade volume in the market. The risk positions are largely matched when securities used to risk-manage certain derivative positions are taken into consideration and the notional amounts are adjusted to a duration-based equivalent or to reflect different degrees of subordination in tranched structures.

Credit portfolio activities

In managing its wholesale credit exposure, the Firm purchases single-name and portfolio credit derivatives; this activity does not reduce the reported level of assets on the balance sheet or the level of reported off–balance sheet commitments. The Firm also diversifies its exposures by providing (i.e., selling) credit protection, which increases exposure to industries or clients where the Firm has little or no client-related exposure. This activity is not material to the Firm’s overall credit exposure.

Use of single-name and portfolio credit derivatives

December 31,	Notional amount of protection purchased
(in millions)	2007	2006
Credit derivatives used to manage:
Loans and lending-related commitments	$63,645	$40,755
Derivative receivables	6,462	11,229
Total(a)	$70,107	$51,984

(a)	Included $31.1 billion and $22.7 billion at December 31, 2007 and 2006, respectively, that represented the notional amount for structured portfolio protection; the Firm retains a minimal first risk of loss on this portfolio.

The credit derivatives used by JPMorgan Chase for credit portfolio management activities do not qualify for hedge accounting under SFAS 133, and therefore, effectiveness testing under SFAS 133 is not performed. These derivatives are reported at fair value, with gains and losses recognized in Principal transactions revenue. The MTM value incorporates both the cost of credit derivative premiums and changes in value due to movement in spreads and credit events; in contrast, the loans and lending-related commitments being risk managed are accounted for on an accrual basis. Loan interest and fees are generally recognized in Net interest income, and impairment is recognized in the Provision for credit losses. This asymmetry in accounting treatment between loans and lending-related commitments and the credit derivatives utilized in credit portfolio management activities causes earnings volatility that is not representative, in the Firm’s view, of the true changes in value of the Firm’s overall credit exposure. The MTM related to the Firm’s credit derivatives used for managing credit exposure, as well as the MTM related to the CVA, which reflects the credit quality of derivatives counterparty exposure, are included in the table below. These results can vary from period to period due to market conditions that impact specific positions in the portfolio.

Year ended December 31, (in millions)	2007	2006	2005
Hedges of lending-related commitments(a)	$350	$(246)	$24
CVA and hedges of CVA(a)	(363)	133	84
Net gains (losses)(b)	$(13)	$(113)	$108

(a)	These hedges do not qualify for hedge accounting under SFAS 133.
(b)	Excludes gains of $373 million, $56 million and $8 million for the years ended December 31, 2007, 2006 and 2005, respectively, of other Principal transactions revenue that was not associated with hedging activities. The amount for 2007 incorporates an adjustment to the valuation of the Firm’s derivative liabilities as a result of the adoption of SFAS 157 on January 1, 2008.

The Firm also actively manages wholesale credit exposure mainly through IB and CB loan and commitment sales. During 2007, 2006 and 2005, these sales of $4.9 billion, $4.0 billion and $4.9 billion of loans and commitments, respectively, resulted in losses of $7 million in 2007 and gains of $83 million and $81 million in 2006 and 2005, respectively. These results include gains on sales of nonperforming loans, as discussed on page 76 of this Annual Report. These activities are not related to the Firm’s securitization activities, which are undertaken for liquidity and balance sheet management purposes.

For a further discussion of securitization activity, see Liquidity Risk Management and Note 16 on pages 70–73 and 139–145, respectively, of this Annual Report.

Lending-related commitments

Wholesale lending-related commitments were $446.7 billion at December 31, 2007, compared with $391.4 billion at December 31, 2006. The increase reflected greater overall lending activity. In the Firm’s view, the total contractual amount of these instruments is not representative of the Firm’s actual credit risk exposure or funding requirements. In determining the amount of credit risk exposure the Firm has to wholesale lending-related commitments, which is used as the basis for allocating credit risk capital to these instruments, the Firm has established a “loan-equivalent” amount for each commitment; this amount represents the portion of the unused commitment or other contingent exposure that is expected, based upon average portfolio historical experience, to become outstanding in the event of a default by an obligor. The loan-equivalent amount of the Firm’s lending-related commitments was $238.7 billion and $212.3 billion as of December 31, 2007 and 2006, respectively.

82	JPMorgan Chase & Co./2007 Annual Report

Emerging markets country exposure

The Firm has a comprehensive internal process for measuring and managing exposures to emerging markets countries. There is no common definition of emerging markets but the Firm generally, though not exclusively, includes in its definition those countries whose sovereign debt ratings are equivalent to “A+” or lower. Exposures to a country include all credit-related lending, trading and investment activities, whether cross-border or locally funded. In addition to monitoring country exposures, the Firm uses stress tests to measure and manage the risk of extreme loss associated with sovereign crises.

The table below presents the Firm’s exposure to the top five emerging markets countries. The selection of countries is based solely on the Firm’s largest total exposures by country and not the Firm’s view of any actual or potentially adverse credit conditions. Exposure is reported based on the country where the assets of the obligor, counterparty or guarantor are located. Exposure amounts are adjusted for collateral and for credit enhancements (e.g., guarantees and letters of credit) provided by third parties; outstandings supported by a guarantor outside the country or backed by collateral held outside the country are assigned to the country of the enhancement provider. In addition, the effect of credit derivative hedges and other short credit or equity trading positions are reflected in the table below. Total exposure includes exposure to both government and private sector entities in a country.

Top 5 emerging markets country exposure

At December 31, 2007 (in billions)	Cross-border					Total exposure
	Lending(a)	Trading(b)	Other(c)	Total	Local(d)
South Korea	$3.2	$2.6	$0.7	$6.5	$3.4	$9.9
Brazil	1.1	(0.7)	1.2	1.6	5.0	6.6
Russia	2.9	1.0	0.2	4.1	0.4	4.5
India	1.9	0.8	0.8	3.5	0.6	4.1
China	2.2	0.3	0.4	2.9	0.3	3.2

(a)	Lending includes loans and accrued interest receivable, interest-bearing deposits with banks, acceptances, other monetary assets, issued letters of credit net of participations, and undrawn commitments to extend credit.
(b)	Trading includes (1) issuer exposure on cross-border debt and equity instruments, held both in trading and investment accounts, adjusted for the impact of issuer hedges, including credit derivatives; and (2) counterparty exposure on derivative and foreign exchange contracts as well as security financing trades (resale agreements and securities borrowed).
(c)	Other represents mainly local exposure funded cross-border.
(d)	Local exposure is defined as exposure to a country denominated in local currency, booked and funded locally.

JPMorgan Chase & Co./2007 Annual Report	83

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

The domestic consumer credit environment in 2007 was negatively affected by the deterioration in valuations associated with residential real estate. For the first time in decades, average home prices declined on a national basis, with many specific real estate markets recording double-digit percentage declines in average home prices. The negative residential real estate environment has also had an effect on the performance of other consumer credit asset classes, including auto loans and credit card loans. Geographic areas that have seen the most material declines in home prices have exhibited higher delinquency and losses across the consumer credit product spectrum.

Significant actions have been taken to tighten credit underwriting and loan qualification standards, especially related to real estate lending. Maximum loan-to-value and debt-to-income ratios have been reduced, minimum required credit risk scores for loan qualification have been increased and collateral valuation methods have been tightened. These actions have resulted in significant reductions in new loan originations of risk layered loans, and improved alignment of loan pricing with the embedded risk.

Account management and loan servicing policies and actions have also been enhanced. Delinquency management, loss mitigation, and asset disposition efforts have been increased, while collection intensity, exposure management, debt restructuring, and other similar practices have been strengthened to effectively manage loss exposure.

The following table presents managed consumer credit–related information for the dates indicated.

Consumer portfolio

As of or for the year ended December 31,	Credit exposure		Nonperforming assets(f)		Net charge-offs		Average annual net charge-off rate(g)
(in millions, except ratios)	2007	2006	2007	2006	2007	2006	2007	2006
Consumer loans – reported(a)
Home equity	$94,832	$85,714	$810	$454	$564	$143	0.62%	0.18%
Mortgage	55,461	30,577	1,798	653	190	56	0.45	0.12
Auto loans and leases(b)	42,350	41,009	116	132	354	238	0.86	0.56
Credit card – reported(c)	84,352	85,881	7	9	3,116	2,488	3.90	3.37
All other loans	25,314	23,460	341	322	242	139	1.01	0.65
Loans held-for-sale	3,989	32,744	—	116	NA	NA	NA	NA
Total consumer loans – reported	306,298	299,385	3,072	1,686	4,466	3,064	1.61	1.17
Credit card – securitized(c)(d)	72,701	66,950	—	—	2,380	2,210	3.43	3.28
Total consumer loans – managed(c)	378,999	366,335	3,072	1,686	6,846	5,274	1.97	1.60
Assets acquired in loan satisfactions	NA	NA	549	225	NA	NA	NA	NA
Total consumer-related assets – managed	378,999	366,335	3,621	1,911	6,846	5,274	1.97	1.60
Consumer lending-related commitments:
Home equity(e)	74,191	69,559	NA	NA	NA	NA	NA	NA
Mortgage	7,410	6,618	NA	NA	NA	NA	NA	NA
Auto loans and leases	8,058	7,874	NA	NA	NA	NA	NA	NA
Credit card(e)	714,848	657,109	NA	NA	NA	NA	NA	NA
All other loans	11,429	6,375	NA	NA	NA	NA	NA	NA
Total lending-related commitments	815,936	747,535	NA	NA	NA	NA	NA	NA
Total consumer credit portfolio	$1,194,935	$1,113,870	$3,621	$1,911	$6,846	$5,274	1.97%	1.60%
Memo: Credit card – managed	$157,053	$152,831	$7	$9	$5,496	$4,698	3.68%	3.33%

(a)	Includes RFS, CS and residential mortgage loans reported in the Corporate segment.
(b)	Excludes operating lease-related assets of $1.9 billion and $1.6 billion for December 31, 2007 and 2006, respectively.
(c)	Loans past-due 90 days and over and accruing include credit card receivables – reported of $1.5 billion and $1.3 billion for December 31, 2007 and 2006, respectively, and related credit card securitizations of $1.1 billion and $962 million for December 31, 2007 and 2006, respectively.
(d)	Represents securitized credit card receivables. For a further discussion of credit card securitizations, see CS on pages 49–51 of this Annual Report.
(e)	The credit card and home equity lending-related commitments represent the total available lines of credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit will be utilized at the same time. The Firm can reduce or cancel these lines of credit by providing the borrower prior notice or, in some cases, without notice as permitted by law.
(f)	Excludes nonperforming assets related to (1) loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by U.S. government agencies of $1.5 billion for December 31, 2007 and $1.2 billion for December 31, 2006, and (2) education loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program of $279 million and $219 million as of December 31, 2007 and 2006, respectively. These amounts for GNMA and education loans are excluded, as reimbursement is proceeding normally.
(g)	Net charge-off rates exclude average loans held-for-sale of $10.6 billion and $16.1 billion for 2007 and 2006, respectively.

84	JPMorgan Chase & Co./2007 Annual Report

The Firm regularly evaluates market conditions and overall economic returns and makes an initial determination of whether new originations will be held-for-investment or sold within the foreseeable future. The Firm also periodically evaluates the expected economic returns of previously originated loans under prevailing market conditions to determine whether their designation as held-for-sale or held-for-investment continues to be appropriate. When the Firm determines that a change in this designation is appropriate, the loans are transferred to the appropriate classification. During the third and fourth quarters of 2007, in response to changes in market conditions, the Firm designated as held-for-investment all new originations of subprime mortgage loans, as well as subprime mortgage loans that were previously designated held-for-sale. In addition, all new prime mortgage originations that cannot be sold to U.S. government agencies and U.S. government-sponsored enterprises have been designated as held-for-investment. Prime mortgage loans originated with the intent to sell are accounted for at fair value under SFAS 159 and are classified as Trading assets in the Consolidated Balance Sheets.

The following discussion relates to the specific loan and lending-related categories within the consumer portfolio.

Home equity: Home equity loans at December 31, 2007, were $94.8 billion, an increase of $9.1 billion from year-end 2006. The change in the portfolio from December 31, 2006, reflected organic growth. The Provision for credit losses for the Home equity portfolio includes net increases of $1.0 billion to the Allowance for loan losses for the year ended December 31, 2007, as risk layered loans, continued weak housing prices and slowing economic growth have resulted in a significant increase in nonperforming assets and estimated losses, especially with respect to recently originated high loan-to-value loans in specific geographic regions that have experienced significant declines in housing prices. The decline in housing prices and the second lien position for these types of loans results in minimal proceeds upon foreclosure, increasing the severity of losses. Although subprime Home equity loans do not represent a significant portion of the Home equity loan balance, the origination of subprime home equity loans was discontinued in the third quarter of 2007. In addition, loss mitigation activities continue to be intensified, underwriting standards have been tightened and pricing actions have been implemented to reflect elevated risks related to the home equity portfolio.

The following tables present the geographic distribution of consumer credit outstandings by product as of December 31, 2007 and 2006.

Consumer loans by geographic region

December 31, 2007 (in billions)	Home equity	Mortgage	Auto	Card reported	All other loans	Total consumer loans–reported	Card securitized	Total consumer loans–managed
Top 12 states
California	$14.9	$13.4	$5.0	$11.0	$1.0	$45.3	$9.6	$54.9
New York	14.4	8.0	3.6	6.6	4.2	36.8	5.6	42.4
Texas	6.1	2.0	3.7	5.8	3.5	21.1	5.4	26.5
Florida	5.3	6.4	1.6	4.7	0.5	18.5	4.2	22.7
Illinois	6.7	3.0	2.2	4.5	1.9	18.3	3.9	22.2
Ohio	4.9	1.0	2.9	3.3	2.6	14.7	3.1	17.8
New Jersey	4.4	2.2	1.7	3.3	0.5	12.1	3.1	15.2
Michigan	3.7	1.6	1.3	2.9	2.3	11.8	2.5	14.3
Arizona	5.7	1.5	1.8	1.7	1.8	12.5	1.4	13.9
Pennsylvania	1.6	0.9	1.7	3.2	0.5	7.9	2.9	10.8
Colorado	2.3	1.3	1.0	2.0	0.8	7.4	1.7	9.1
Indiana	2.4	0.6	1.2	1.8	1.1	7.1	1.5	8.6
All other	22.4	14.1	14.7	33.6	8.0	92.8	27.8	120.6
Total	$94.8	$56.0	$42.4	$84.4	$28.7	$306.3	$72.7	$379.0

JPMorgan Chase & Co./2007 Annual Report	85

MANAGEMENT’S DISCUSSION AND ANALYSIS

JPMorgan Chase & Co.

Consumer loans by geographic region

December 31, 2006 (in billions)	Home equity	Mortgage	Auto	Card reported	All other loans	Total consumer loans–reported	Card securitized	Total consumer loans–managed
Top 12 states
California	$12.9	$14.5	$4.6	$10.8	$0.9	$43.7	$8.8	$52.5
New York	12.2	8.9	3.2	7.0	4.2	35.5	5.0	40.5
Texas	5.8	2.1	3.2	6.0	3.3	20.4	5.1	25.5
Florida	4.4	7.1	1.6	4.8	0.5	18.4	3.7	22.1
Illinois	6.2	2.4	1.9	4.4	1.7	16.6	3.7	20.3
Ohio	5.3	1.0	2.5	3.4	2.5	14.7	2.9	17.6
New Jersey	3.5	2.6	1.9	3.4	0.4	11.8	2.7	14.5
Michigan	3.8	1.5	1.2	3.0	2.3	11.8	2.3	14.1
Arizona	5.4	1.5	1.6	1.6	1.4	11.5	1.2	12.7
Pennsylvania	1.5	1.1	1.6	3.4	0.4	8.0	2.6	10.6
Colorado	2.1	1.1	0.8	1.9	0.7	6.6	1.6	8.2
Indiana	2.6	0.5	1.0	1.8	1.1	7.0	1.4	8.4
All other	20.0	15.4	15.9	34.4	7.7	93.4	25.9	119.3
Total	$85.7	$59.7	$41.0	$85.9	$27.1	$299.4	$66.9	$366.3

86	JPMorgan Chase & Co./2007 Annual Report

Mortgage: Prior to the third quarter of 2007, subprime mortgage loans and substantially all of the Firm’s prime mortgages, both fixed-rate and adjustable-rate, were originated with the intent to sell. Prime mortgage loans originated into the held-for-investment portfolio consisted primarily of adjustable-rate products. As a result of the decision to retain rather than sell subprime mortgage loans and new originations of prime mortgage loans that cannot be sold to U.S. government agencies and U.S. government-sponsored enterprises, both fixed-rate and adjustable-rate products are now being originated into the held-for-investment portfolio. Mortgages, irrespective of whether they are originated with the intent to sell or hold-for-investment, are underwritten to the same standards applicable to the respective type of mortgage.

Mortgage loans at December 31, 2007, including loans held-for-sale, were $56.0 billion, reflecting a $3.6 billion decrease from year-end 2006, primarily due to the change in classification to Trading assets for prime mortgages originated with the intent to sell and elected to be fair valued under SFAS 159 offset partially by the decision to retain rather than sell subprime mortgage loans and new originations of prime mortgage loans that cannot be sold to U.S. government agencies and U.S. government-sponsored enterprises. As of December 31, 2007, mortgage loans on the Consolidated balance sheet included $15.5 billion of subprime mortgage loans, representing 28% of the total mortgage loan balance. The Provision for credit losses for mortgage loans included $166 million in increases to the allowance for loan losses for the year ended December 31, 2007, as housing price declines in specific geographic regions and slowing economic growth have resulted in increases in nonperforming assets and estimated losses for the subprime product segment. The Provision for credit losses also reflects the decision to retain rather than sell subprime mortgage loans. Loss mitigation activities have been intensified, products have been eliminated and underwriting standards continue to be tightened to reflect management’s expectation of elevated credit losses in the subprime market segment. Nonperforming assets have also increased in the prime product segment. Borrowers are generally required to obtain private mortgage insurance for prime mortgage loans with high loan to value ratios. Recoveries on these insurance policies offset credit losses on these loans to the extent foreclosure proceeds are greater than 80% of the loan to value ratio at the time of origination. Additional housing price declines could result in an increase in the number of foreclosures for which proceeds are less than 80% of the original loan to value ratio, resulting in increased losses for this product segment.

Auto loans and leases: As of December 31, 2007, Auto loans and leases of $42.4 billion increased slightly from year-end 2006. The Allowance for loan losses for the Auto loan portfolio was increased during 2007, reflecting an increase in estimated losses from low prior-year levels and deterioration in the credit environment.

All other loans

All other loans primarily include Business Banking loans (which are highly collateralized loans, often with personal loan guarantees), Education loans, Community Development loans and other secured and unsecured consumer loans. As of December 31, 2007, other loans, including loans held-for-sale, of $28.7 billion were up $1.6 billion from year-end 2006, primarily as a result of organic growth in Business Banking loans.

Credit Card

JPMorgan Chase analyzes its credit card portfolio on a managed basis, which includes credit card receivables on the Consolidated balance sheets and those receivables sold to investors through securitization. Managed credit card receivables were $157.1 billion at December 31, 2007, an increase of $4.2 billion from year-end 2006, reflecting organic growth in the portfolio.

The managed credit card net charge-off rate increased to 3.68% for 2007, from 3.33% in 2006. This increase was due primarily to lower bankruptcy-related net charge-offs in 2006. The 30-day delinquency rate increased slightly to 3.48% at December 31, 2007, from 3.13% at December 31, 2006. The Allowance for loan loss was increased due to higher estimated net charge-offs in the portfolio. The managed credit card portfolio continues to reflect a well-seasoned portfolio that has good U.S. geographic diversification.

JPMorgan Chase & Co./2007 Annual Report	87

MANAGEMENT’S DISCUSSION AND ANALYSIS

JPMorgan Chase & Co.

ALLOWANCE FOR CREDIT LOSSES

JPMorgan Chase’s allowance for credit losses is intended to cover probable credit losses, including losses where the asset is not specifically identified or the size of the loss has not been fully determined. At least quarterly, the allowance for credit losses is reviewed by the Chief Risk Officer, the Chief Financial Officer and the Controller of the Firm, and discussed with the Risk Policy and Audit Committees of the Board of Directors of the Firm. The allowance is reviewed relative to the risk profile of the Firm’s credit portfolio and current economic conditions and is adjusted if, in management’s judgment, changes are warranted. The allowance includes an asset-specific and a formula-based component. For further discussion of the components of the allowance for credit losses, see Critical accounting estimates used by the Firm on pages 96–97 and Note 15 on pages 138–139 of this Annual Report. At December 31, 2007, management deemed the allowance for credit losses to be appropriate (i.e., sufficient to absorb losses that are inherent in the portfolio, including losses that are not specifically identified or for which the size of the loss has not yet been fully determined).

Summary of changes in the allowance for credit losses

Year ended December 31,	2007				2006
(in millions)	Wholesale		Consumer	Total	Wholesale		Consumer		Total
Loans:
Beginning balance at January 1,	$2,711		$4,568	$7,279	$2,453		$4,637		$7,090
Cumulative effect of change in accounting principles(a)	(56)		—	(56)	—		—		—
Beginning balance at January 1, adjusted	2,655		4,568	7,223	2,453		4,637		7,090
Gross charge-offs	(185)		(5,182)	(5,367)	(186)		(3,698)		(3,884)
Gross recoveries	113		716	829	208		634		842
Net (charge-offs) recoveries	(72)		(4,466)	(4,538)	22		(3,064)		(3,042)
Provision for loan losses	598		5,940	6,538	213		2,940		3,153
Other	(27	)(b)	38 (b)	11	23		55		78
Ending balance at December 31	$3,154	(c)	$6,080 (d)	$9,234	$2,711	(c)	$4,568	(d)	$7,279
Components:
Asset-specific	$108		$80	$188	$51		$67	(e)	$118
Formula-based	3,046		6,000	9,046	2,660		4,501	(e)	7,161
Total Allowance for loan losses	$3,154		$6,080	$9,234	$2,711		$4,568		$7,279
Lending-related commitments:
Beginning balance at January 1,	$499		$25	$524	$385		$15		$400
Provision for lending-related commitments	336		(10)	326	108		9		117
Other	—		—	—	6		1		7
Ending balance at December 31	$835		$15	$850	$499		$25		$524
Components:
Asset-specific	$28		$—	$28	$33		$—		$33
Formula-based	807		15	822	466		25		491
Total allowance for lending-related commitments	$835		$15	$850	$499		$25		$524
Total allowance for credit losses	$3,989		$6,095	$10,084	$3,210		$4,593		$7,803

(a)	Reflects the effect of the adoption of SFAS 159 at January 1, 2007. For a further discussion of SFAS 159, see Note 5 on pages 119–121 of this Annual Report.
(b)	Partially related to the transfer of Allowance between wholesale and consumer in conjunction with prime mortgages transferred to the Corporate sector.
(c)	The ratio of the wholesale Allowance for loan losses to total wholesale loans was 1.67% and 1.68%, excluding wholesale loans held-for-sale and loans accounted for at fair value at December 31, 2007 and 2006, respectively.
(d)	The ratio of the consumer allowance for loan losses to total consumer loans was 2.01% and 1.71%, excluding consumer loans held-for-sale and loans accounted for at fair value at December 31, 2007 and 2006, respectively.
(e)	Prior periods have been revised to reflect the current presentation.

88	JPMorgan Chase & Co./2007 Annual Report

The allowance for credit losses increased $2.3 billion from December 31, 2006. The consumer and wholesale components of the allowance increased $1.5 billion and $779 million, respectively. The increase in the consumer portion of the allowance included increases of $1.3 billion and $215 million in RFS and CS, respectively. The increase in the wholesale portion of the allowance was primarily due to loan growth in the IB and CB.

Excluding Loans held-for-sale and loans carried at fair value, the Allowance for loan losses represented 1.88% of loans at December 31, 2007, compared with 1.70% at December 31, 2006.

To provide for the risk of loss inherent in the Firm’s process of extending credit, management also computes an asset-specific component and a formula-based component for wholesale lending-related commitments. These components are computed using a methodology similar to that used for the wholesale loan portfolio, modified for expected maturities and probabilities of drawdown. This allowance, which is reported in Other liabilities, was $850 million and $524 million at December 31, 2007 and 2006, respectively. The increase reflected growth in lending-related commitments and updates to inputs used in the calculation.

Provision for credit losses

For a discussion of the reported Provision for credit losses, see page 33 of this Annual Report. The managed provision for credit losses includes credit card securitizations. For the year ended December 31, 2007, the increase in the Provision for credit losses was due to an increase year-over-year in the allowance for credit losses largely related to home equity loans, higher credit card net charge-offs in the consumer businesses and an increase in the wholesale businesses. The increase in the allowance in the wholesale businesses was due to the weakening credit environment as well as growth in the wholesale portfolio. The prior year benefited from a lower level of credit card net charge-offs, which reflected a lower level of losses following the change in bankruptcy legislation in the fourth quarter of 2005.

Year ended December 31,	Provision for loan losses			Provision for lending-related commitments			Total provision for credit losses
(in millions)	2007	2006	2005	2007	2006	2005	2007	2006	2005
Investment Bank	$376	$112	$(757)	$278	$79	$(81)	$654	$191	$(838)
Commercial Banking	230	133	87	49	27	(14)	279	160	73
Treasury & Securities Services	11	(1)	(1)	8	—	1	19	(1)	—
Asset Management	(19)	(30)	(55)	1	2	(1)	(18)	(28)	(56)
Corporate	—	(1)	10	—	—	—	—	(1)	10
Total Wholesale	598	213	(716)	336	108	(95)	934	321	(811)

Retail Financial Services	2,620	552	721	(10)	9	3	2,610	561	724
Card Services – reported	3,331	2,388	3,570	—	—	—	3,331	2,388	3,570
Corporate	(11)	—	—	—	—	—	(11)	—	—
Total Consumer	5,940	2,940	4,291	(10)	9	3	5,930	2,949	4,294

Total provision for credit losses – reported	6,538	3,153	3,575	326	117	(92)	6,864	3,270	3,483
Credit Services – securitized	2,380	2,210	3,776	—	—	—	2,380	2,210	3,776
Total provision for credit losses – managed	$8,918	$5,363	$7,351	$326	$117	$(92)	$9,244	$5,480	$7,259

JPMorgan Chase & Co./2007 Annual Report	89

MANAGEMENT’S DISCUSSION AND ANALYSIS

JPMorgan Chase & Co.

MARKET RISK MANAGEMENT

Market risk is the exposure to an adverse change in the market value of portfolios and financial instruments caused by a change in market prices or rates.

Market risk management

Market risk is identified, measured, monitored, and controlled by Market Risk, a corporate risk governance function independent of the lines of business. Market Risk seeks to facilitate efficient risk/return decisions, reduce volatility in operating performance and make the Firm’s market risk profile transparent to senior management, the Board of Directors and regulators. Market Risk is overseen by the Chief Risk Officer and performs the following functions:

•	Establishment of a comprehensive market risk policy framework
•	Independent measurement, monitoring and control of business segment market risk
•	Definition, approval and monitoring of limits
•	Performance of stress testing and qualitative risk assessments

Risk identification and classification

Market Risk works in partnership with the business segments to identify market risks throughout the Firm and to define and monitor market risk policies and procedures. All business segments are responsible for comprehensive identification and verification of market risks within their units. Risk-taking businesses have functions that act independently from trading personnel and are responsible for verifying risk exposures that the business takes. In addition to providing independent oversight for market risk arising from the business segments, Market Risk is also responsible for identifying exposures which may not be large within individual business segments, but which may be large for the Firm in aggregate. Regular meetings are held between Market Risk and the heads of risk-taking businesses to discuss and decide on risk exposures in the context of the market environment and client flows.

Positions that expose the Firm to market risk can be classified into two categories: trading and nontrading risk. Trading risk includes positions that are held by the Firm as part of a business segment or unit, the main business strategy of which is to trade or make markets. Unrealized gains and losses in these positions are generally reported in Principal transactions revenue. Nontrading risk includes securities and other assets held for longer-term investment, mortgage servicing rights, and securities and derivatives used to manage the Firm’s asset/liability exposures. Unrealized gains and losses in these positions are generally not reported in Principal transactions revenue.

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

The Firm’s mortgage banking activities give rise to complex interest rate risks, as well as option and basis risk. Option risk arises primarily from prepayment options embedded in mortgages and changes in the probability of newly originated mortgage commitments actually closing. Basis risk results from different relative movements between mortgage rates and other interest rates.

Risk measurement

Tools used to measure risk

Because no single measure can reflect all aspects of market risk, the Firm uses various metrics, both statistical and nonstatistical, including:

•	Nonstatistical risk measures
•	Value-at-risk (“VAR”)
•	Loss advisories
•	Drawdowns
•	Economic value stress testing
•	Earnings-at-risk stress testing
•	Risk identification for large exposures (“RIFLE”)

90	JPMorgan Chase & Co./2007 Annual Report

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

To calculate VAR, the Firm uses historical simulation, which measures risk across instruments and portfolios in a consistent and comparable way. This approach assumes that historical changes in market values are representative of future changes. The simulation is based upon data for the previous 12 months. The Firm calculates VAR using a one-day time horizon and an expected tail-loss methodology, which approximates a 99% confidence level. This means the Firm would expect to incur losses greater than that predicted by VAR estimates only once in every 100 trading days, or about two to three times a year.

IB Trading and Credit Portfolio VAR

IB trading VAR by risk type and credit portfolio VAR

	2007						2006
As of or for the year ended	Average		Minimum		Maximum		Average		Minimum		Maximum		At December 31,
December 31, (in millions)	VAR		VAR		VAR		VAR		VAR		VAR		2007		2006
By risk type:
Fixed income	$80		$25		$135		$56		$35		$94		$106		$44
Foreign exchange	23		9		44		22		14		42		22		27
Equities	48		22		133		31		18		50		27		49
Commodities and other	33		21		66		45		22		128		27		41
Less: portfolio diversification	(77	)(c)	NM	(d)	NM	(d)	(70	)(c)	NM	(d)	NM	(d)	(82	)(c)	(62	)(c)
Trading VAR(a)	107		50		188		84		55		137		100		99
Credit portfolio VAR(b)	17		8		31		15		12		19		22		15
Less: portfolio diversification	(18	)(c)	NM	(d)	NM	(d)	(11	)(c)	NM	(d)	NM	(d)	(19	)(c)	(10	)(c)
Total trading and credit portfolio VAR	$106		$50		$178		$88		$61		$138		$103		$104

(a)	Trading VAR includes substantially all trading activities in IB; however, particular risk parameters of certain products are not fully captured, for example, correlation risk. Trading VAR does not include VAR related to held-for-sale funded loans and unfunded commitments, nor the DVA taken on derivative and structured liabilities to reflect the credit quality of the Firm. See the DVA Sensitivity table on page 92 of this Annual Report for further details. Trading VAR also does not include the MSR portfolio or VAR related to other corporate functions, such as Treasury and Private Equity. For a discussion of MSRs and the corporate functions, see Note 18 on pages 154–156, Note 4 on page 113 and Corporate on pages 59–60 of this Annual Report.
(b)	Includes VAR on derivative credit valuation adjustments, hedges of the credit valuation adjustment and mark-to-market hedges of the retained loan portfolio, which are all reported in Principal transactions revenue. For a discussion of credit valuation adjustments, see Note 4 on pages 111–118 of this Annual Report. This VAR does not include the retained loan portfolio, which is not marked to market.
(c)	Average and period-end VARs were less than the sum of the VARs of their market risk components, which was due to risk offsets resulting from portfolio diversification. The diversification effect reflected the fact that the risks were not perfectly correlated. The risk of a portfolio of positions is therefore usually less than the sum of the risks of the positions themselves.
(d)	Designated as not meaningful (“NM”) because the minimum and maximum may occur on different days for different risk components, and hence it is not meaningful to compute a portfolio diversification effect.

JPMorgan Chase & Co./2007 Annual Report	91

MANAGEMENT’S DISCUSSION AND ANALYSIS

JPMorgan Chase & Co.

IB’s average Total Trading and Credit Portfolio VAR was $106 million for 2007, compared with $88 million for 2006. Average VAR was higher during 2007 compared with the prior year, reflecting an increase in market volatility as well as increased risk positions, most notably in fixed income and equity markets. These changes also led to an increase in portfolio diversification, as Average Trading VAR diversification increased to $77 million during 2007, from $70 million during 2006. In general, over the course of the year, VAR exposures can vary significantly as positions change, market volatility fluctuates and diversification benefits change.

VAR back-testing

To evaluate the soundness of its VAR model, the Firm conducts daily back-testing of VAR against daily IB market risk-related revenue, which is defined as the change in value of Principal transactions revenue less pri-

vate equity gains/losses plus any trading-related net interest income, brokerage commissions, underwriting fees or other revenue. The daily IB market risk-related revenue excludes gains and losses on held-for-sale funded loans and unfunded commitments and from debit valuation adjustments (“DVA”). The following histogram illustrates the daily market risk–related gains and losses for IB trading businesses for the year ended December 31, 2007. The chart shows that IB posted market risk–related gains on 215 out of 261 days in this period, with 53 days exceeding $100 million. The inset graph looks at those days on which IB experienced losses and depicts the amount by which VAR exceeded the actual loss on each of those days. Losses were sustained on 46 days, with no loss greater than $225 million. During 2007, losses exceeded the VAR measure on eight days due to the high market volatility experienced during the year. No losses exceeded VAR measure during 2006.

The Firm does not include the impact of DVA taken on derivative and structured liabilities to reflect the credit quality of the Firm in its Trading VAR. The following table provides information about the sensitivity of DVA to a one basis point increase in JPMorgan Chase credit spreads.

Debit Valuation Adjustment Sensitivity

(in millions)	1 Basis Point Increase in JPMorgan Chase Credit Spread
December 31, 2007	$ 38

92	JPMorgan Chase & Co./2007 Annual Report

Loss advisories and drawdowns

Loss advisories and drawdowns are tools used to highlight to senior management trading losses above certain levels and are used to initiate discussion of remedies.

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

Earnings-at-risk stress testing

The VAR and stress-test measures described above illustrate the total economic sensitivity of the Firm’s balance sheet to changes in market variables. The effect of interest rate exposure on reported Net income also is important. Interest rate risk exposure in the Firm’s core non-trading business activities (i.e., asset/liability management positions) results from on– and off–balance sheet positions. The Firm conducts simulations of changes in NII from its nontrading activities under a variety of interest rate scenarios. Earnings-at-risk tests measure the potential change in the Firm’s Net interest income over the next 12 months and highlight exposures to various rate-sensitive factors, such as the rates themselves (e.g., the prime lending rate), pricing strategies on deposits, optionality and changes in product mix. The tests include forecasted balance sheet changes, such as asset sales and securitizations, as well as prepayment and reinvestment behavior.

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

JPMorgan Chase’s 12-month pretax earnings sensitivity profile as of December 31, 2007 and 2006, were as follows.

	Immediate change in rates
(in millions)	+200bp	+100bp	-100bp	-200bp
December 31, 2007	$(26)	$55	$(308)	$(664)
December 31, 2006	$(101)	$28	$(21)	$(182)

The primary change in earnings-at-risk from December 31, 2006, reflects increased prepayments on loans and securities due to lower market interest rates. The Firm is exposed to both rising and falling rates. The Firm’s risk to rising rates is largely the result of increased funding costs. In contrast, the exposure to falling rates is the result of higher anticipated levels of loan and securities prepayments.

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

The Firm maintains different levels of limits. Corporate-level limits include VAR and stress. Similarly, line-of-business limits include VAR and stress limits and may be supplemented by loss advisories, non-statistical measurements and instrument authorities. Businesses are responsible for adhering to established limits, against which exposures are monitored and reported. Limit breaches are reported in a timely manner to senior management, and the affected business segment is required either to reduce trading positions or consult with senior management on the appropriate action.

Qualitative review

The Market Risk Management group also performs periodic reviews as necessary of both businesses and products with exposure to market risk in order to assess the ability of the businesses to control their market risk. Strategies, market conditions, product details and risk controls are reviewed, and specific recommendations for improvements are made to management.

JPMorgan Chase & Co./2007 Annual Report	93

MANAGEMENT’S DISCUSSION AND ANALYSIS

JPMorgan Chase & Co.

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

Reviews are conducted of new or changed models, as well as previously accepted models, to assess whether there have been any changes in the product or market that may impact the model’s validity and whether there are theoretical or competitive developments that may require reassessment of the model’s adequacy. For a summary of valuations based upon models, see Critical Accounting Estimates used by the Firm on pages 96–98 of this Annual Report.

Risk reporting

Nonstatistical exposures, value-at-risk, loss advisories and limit excesses are reported daily for each trading and nontrading business. Market risk exposure trends, value-at-risk trends, profit and loss changes, and portfolio concentrations are reported weekly. Stress-test results are reported monthly to business and senior management.

PRIVATE EQUITY RISK MANAGEMENT

Risk management

The Firm makes direct principal investments in private equity. The illiquid nature and long-term holding period associated with these investments differentiates private equity risk from the risk of positions held in the trading portfolios. The Firm’s approach to managing private equity risk is consistent with the Firm’s general risk governance structure. Controls are in place establishing target levels for total and annual investment in order to control the overall size of the portfolio. Industry and geographic concentration limits are in place and intended to ensure diversification of the portfolio. An independent valuation function is responsible for reviewing the appropriateness of the carrying values of private equity investments in accordance with relevant accounting policies. At December 31, 2007 and 2006, the carrying value of the private equity businesses were $7.2 billion and $6.1 billion, respectively, of which $390 million and $587 million, respectively, represented publicly traded positions. For further information on the Private equity portfolio, see page 60 of this Annual Report.

OPERATIONAL RISK MANAGEMENT

Operational risk is the risk of loss resulting from inadequate or failed processes or systems, human factors or external events.

Overview

Operational risk is inherent in each of the Firm’s businesses and support activities. Operational risk can manifest itself in various ways, including errors, fraudulent acts, business interruptions, inappropriate behavior of employees, or vendors that do not perform in accordance with outsourcing arrangements. These events could result in financial losses and other damage to the Firm, including reputational harm.

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

For purposes of identification, monitoring, reporting and analysis, the Firm categorizes operational risk events as follows:

•	Client service and selection
•	Business practices
•	Fraud, theft and malice
•	Execution, delivery and process management
•	Employee disputes
•	Disasters and public safety
•	Technology and infrastructure failures

94	JPMorgan Chase & Co./2007 Annual Report

Risk identification and measurement

Risk identification is the recognition of the operational risk events that management believes may give rise to operational losses. All businesses utilize the Firm’s standard self-assessment process and supporting architecture as a dynamic risk management tool. The goal of the self-assessment process is for each business to identify the key operational risks specific to its environment and assess the degree to which it maintains appropriate controls. Action plans are developed for control issues identified, and businesses are held accountable for tracking and resolving these issues on a timely basis.

Risk monitoring

The Firm has a process for monitoring operational risk-event data, permitting analysis of errors and losses as well as trends. Such analysis, performed both at a line-of-business level and by risk-event type, enables identification of the causes associated with risk events faced by the businesses. Where available, the internal data can be supplemented with external data for comparative analysis with industry patterns. The data reported enables the Firm to back-test against self-assessment results. The Firm is a founding member of the Operational Risk Data Exchange, a not-for-profit industry association formed for the purpose of collecting operational loss data, sharing data in an anonymous form and benchmarking results back to members. Such information supplements the Firm’s ongoing operational risk analysis.

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

Audit alignment

Internal Audit utilizes a risk-based program of audit coverage to provide an independent assessment of the design and effectiveness of key controls over the Firm’s operations, regulatory compliance and reporting. Audit partners with business management and members of the control community in providing guidance on the operational risk framework and reviews the effectiveness and accuracy of the business self-assessment process as part of its business unit audits.

REPUTATION AND FIDUCIARY RISK MANAGEMENT

A firm’s success depends not only on its prudent management of the liquidity, credit, market and operational risks that are part of its business risks, but equally on the maintenance among many constituents – clients, investors, regulators, as well as the general public – of a reputation for business practices of the highest quality. Attention to reputation always has been a key aspect of the Firm’s practices, and maintenance of reputation is the responsibility of everyone at the Firm. JPMorgan Chase bolsters this individual responsibility in many ways, including through the Firm’s Code of Conduct, training, maintaining adherence to policies and procedures, and oversight functions that approve transactions. These oversight functions include a Conflicts Office, which examines wholesale transactions with the potential to create conflicts of interest for the Firm, and regional reputation risk review committees, which review certain transactions with clients, especially complex derivatives and structured finance transactions, that have the potential to affect adversely the Firm’s reputation. These regional committees, whose members are senior representatives of business and control function in the region, focus on the purpose and effect of its transactions from the client’s point of view, with the goal that these transactions are not used to mislead investors or others.

Fiduciary risk management

The risk management committees within each line of business include in their mandate the oversight of the legal, reputational and, where appropriate, fiduciary risks in their businesses that may produce significant losses or reputational damage. The Fiduciary Risk Management function works with the relevant line-of-business risk committees with the goal of ensuring that businesses providing investment or risk management products or services that give rise to fiduciary duties to clients perform at the appropriate standard relative to their fiduciary relationship with a client. Of particular focus are the policies and practices that address a business’ responsibilities to a client, including client suitability determination; disclosure obligations and communications; and performance expectations with respect to risk management products or services being provided by the Firm that give rise to such fiduciary duties. In this way, the relevant line-of-business risk committees, together with the Fiduciary Risk Management function, provide oversight of the Firm’s efforts to monitor, measure and control the risks that may arise in the delivery of the products or services to clients that give rise to such duties, as well as those stemming from any of the Firm’s fiduciary responsibilities to employees under the Firm’s various employee benefit plans.

JPMorgan Chase & Co./2007 Annual Report	95

MANAGEMENT’S DISCUSSION AND ANALYSIS

JPMorgan Chase & Co.

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

Allowance for credit losses

JPMorgan Chase’s allowance for credit losses covers the wholesale and consumer loan portfolios as well as the Firm’s portfolio of wholesale lending-related commitments. The allowance for credit losses is intended to adjust the value of the Firm’s loan assets for probable credit losses as of the balance sheet date. For further discussion of the methodologies used in establishing the Firm’s allowance for credit losses, see Note 15 on pages 138–139 of this Annual Report.

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

The Firm uses a risk rating system to determine the credit quality of its wholesale loans. Wholesale loans are reviewed for information affecting the obligor’s ability to fulfill its obligations. In assessing the risk rating of a particular loan, among the factors considered are the obligor’s debt capacity and financial flexibility, the level of the obligor’s earnings, the amount and sources for repayment, the level and nature of contingencies, management strength and the industry and geography in which the obligor operates. These factors are based upon an evaluation of historical and current information, and involve subjective assessment and interpretation. Emphasizing one factor over another or considering additional factors could impact the risk rating assigned by the Firm to that loan.

The Firm applies its judgment to establish loss factors used in calculating the allowances. Wherever possible, the Firm uses independent, verifiable data or the Firm’s own historical loss experience in its models for estimating the allowances. Many factors can affect estimates of loss, including volatility of loss given default, probability of default and rating migrations. Consideration is given as to whether the loss estimates should be calculated as an average over the entire credit cycle or at a particular point in the credit cycle, as well as to which external data should be used and when they should be used. Choosing data that are not reflective of the Firm’s specific loan port-

folio characteristics could also affect loss estimates. The application of different inputs would change the amount of the allowance for credit losses determined appropriate by the Firm.

Management also applies its judgment to adjust the loss factors derived, taking into consideration model imprecision, external factors and economic events that have occurred but are not yet reflected in the loss factors by creating estimated ranges using historical experience of both loss given default and probability of default. Factors related to concentrated and deteriorating industries also are incorporated where relevant. These estimates are based upon management’s view of uncertainties that relate to current macroeconomic and political conditions, quality of underwriting standards and other relevant internal and external factors affecting the credit quality of the current portfolio.

As noted on page 77 of this Annual Report, the Firm’s wholesale allowance is sensitive to the risk rating assigned to a loan. Assuming a one-notch downgrade in the Firm’s internal risk ratings for its entire Wholesale portfolio, the Allowance for loan losses for the Wholesale portfolio would increase by approximately $1.5 billion as of December 31, 2007. This sensitivity analysis is hypothetical. In the Firm’s view, the likelihood of a one-notch downgrade for all wholesale loans within a short timeframe is remote. The purpose of this analysis is to provide an indication of the impact of risk ratings on the estimate of the Allowance for loan losses for wholesale loans. It is not intended to imply management’s expectation of future deterioration in risk ratings. Given the process the Firm follows in determining the risk ratings of its loans, management believes the risk ratings currently assigned to wholesale loans are appropriate.

Consumer loans

For consumer loans, the Allowance for loan losses is calculated for individual pools of loans with similar risk characteristics utilizing a methodology that is intended to estimate losses that have occurred, but are not yet apparent in the loan portfolios. Significant management judgment is involved in determining the allowance for loan losses. The allowance is sensitive to changes in the economic environment, delinquency status, credit bureau scores, the realizable value of collateral, borrower behavior and other risk factors. Significant differences in management’s expectations for these factors could have a significant impact on the estimation of the allowance for loan losses.

The allowance is determined by applying statistical loss factors and other risk indicators to pools of loans by asset type to arrive at an estimate of incurred losses in the portfolio. Management applies judgment to the statistical loss estimates for each loan portfolio category using delinquency trends and other risk characteristics to estimate charge-offs. Management utilizes additional statistical methods and considers portfolio and collateral valuation trends to review the appropriateness of the primary statistical loss estimate.

96	JPMorgan Chase & Co./2007 Annual Report

The statistical calculation is adjusted to take into consideration model imprecision, external factors and current economic events that have occurred but are not yet reflected in the factors used to derive the statistical calculation, and is accomplished in part by analyzing the historical loss experience for each major product segment. Management applies its judgment within estimated ranges in determining this adjustment. The estimated ranges and the determination of the appropriate point within the range are based upon management’s judgment related to uncertainties associated with current macroeconomic and political conditions, quality of underwriting standards, and other relevant internal and external factors affecting the credit quality of the portfolio.

Fair value of financial instruments, MSRs and commodities inventory

A portion of JPMorgan Chase’s assets and liabilities are carried at fair value, including trading assets and liabilities, AFS securities, certain loans, MSRs, private equity investments, structured notes and certain repurchase and resale agreements. Held-for-sale loans and physical commodities are carried at the lower of cost or fair value. At December 31, 2007, approximately $635.5 billion of the Firm’s assets were recorded at fair value.

Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon internally developed models that primarily use as inputs market-based or independently sourced market parameters. The Firm ensures that all applicable inputs are appropriately calibrated to market data, including but not limited to yield curves, interest rates, volatilities, equity or debt prices, foreign exchange rates and credit curves. In addition to market information, models also incorporate transaction details, such as maturity. Fair value adjustments, including credit (counterparties’ and the Firm’s), liquidity, and input parameter uncertainty are included, as appropriate, to the model value to arrive at a fair value measurement. For further information, see Note 4 and Note 5 on pages 111–118 and 119–121, respectively, of this Annual Report.

On January 1, 2007, the Firm adopted SFAS 157, which established a three-level valuation hierarchy for disclosure of fair value measurements. An instrument’s categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Therefore, for instruments classified in level 1 and 2 of the hierarchy where inputs are principally based on observable market data, there is less judgment applied in arriving at a fair value measurement. For instruments classified within level 3 of the hierarchy, judgments are more significant. In arriving at an estimate of fair value for an instrument within level 3 management must first determine the appropriate model to use. Second, due to the lack of observability of significant inputs, management must assess all relevant empirical data in deriving valuation inputs. Finally, management judgment must be applied to assess the appropriate level of valuation adjustments, where relevant. The judgments made are typically affected by the type of product and its specific contractual terms and the level of liquidity for the product or within the market as a whole.

The following table summarizes the Firm’s assets accounted for at fair value on a recurring basis by level within the valuation hierarchy at December 31, 2007.

December 31, 2007	Debt and equity securities	Derivative receivables(a)	AFS securities	Mortgage servicing rights	Private equity	Other(b)	Total(a)
Level 1	49%	2%	84%	—%	1%	25%	21%
Level 2	45	96	16	—	5	48	74
Level 3	6	2	—	100	94	27	5
Total	100%	100%	100%	100%	100%	100%	100%
Total assets held at fair value on the balance sheet (in billions)	$414.3	$77.1	$85.4	$8.6	$7.2	$42.9	$635.5
Level 3 assets as a percentage of total Firm assets(c)							5%

(a)	Based upon gross mark-to-market valuation of the Firm’s derivatives portfolio prior to netting positions pursuant to FIN 39, as cross-product netting is not relevant to an analysis based upon valuation methodologies.
(b)	Includes securities purchased under resale agreements, Loans (excluding loans classified within Trading assets–Debt and equity instruments), and certain retained interests in securitizations. For further information, see Note 4 on pages 111–118 of this Annual Report.
(c)	Includes level 3 assets accounted for at fair value on a recurring basis and at the lower of cost or fair value.

Instruments for which unobservable inputs are significant to their fair value measurement include certain loans (including purchased non-performing loans, leveraged loans and unfunded commitments, and subprime loans); certain residual or retained interests in securitizations and less liquid securities including certain MBS assets; certain complex and structured derivative transactions, MSRs, and nonpublic private equity.

The Firm reviews and updates the fair value hierarchy classifications on a quarterly basis. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification between hierarchy levels.

Level 3 assets (including assets measured at the lower of cost or fair value) were 5% of total Firm assets at December 31, 2007. These assets increased during 2007 principally during the second half of the year, when liquidity in mortgages and other credit products fell

JPMorgan Chase & Co./2007 Annual Report	97

MANAGEMENT’S DISCUSSION AND ANALYSIS

JPMorgan Chase & Co.

dramatically. The increase was primarily due to an increase in leveraged loan balances within level 3 as the ability of the Firm to syndicate this risk to third parties became limited by the credit environment. In addition, there were transfers from level 2 to level 3 during 2007. These transfers were principally for instruments within the mortgage market where inputs which are significant to their valuation became unobservable during the year. Subprime and Alt-A whole loans, subprime home equity securities, commercial mortgage-backed mezzanine loans and credit default swaps referenced to asset-backed securities constituted the majority of the affected instruments, reflecting a significant decline in liquidity in these instruments in the third and fourth quarters of 2007, as new issue activity was nonexistent and independent pricing information was no longer available for these assets.

To ensure that fair valuations are appropriate, the Firm has numerous controls in place to ensure that its fair valuations are appropriate. An independent model review group reviews the Firm’s valuation models and approves them for use for specific products. All valuation models within the Firm are subject to this review process. A price verification group, independent from the risk taking functions, ensures observable market prices and market-based parameters are used for valuation wherever possible. For those products with material parameter risk for which observable market levels do not exist, an independent review of the assumptions made on pricing is performed. Additional review includes deconstruction of the model valuations for certain structured instruments into their components, and benchmarking valuations, where possible, to similar products; validating valuation estimates through actual cash settlement; and detailed review and explanation of recorded gains and losses, which are analyzed daily and over time. Valuation adjustments, which are also determined by the independent price verification group, are based upon established policies and are applied consistently over time. Any changes to the valuation methodology are reviewed by management to confirm the changes are justified. As markets and products develop and the pricing for certain products becomes more or less transparent, the Firm continues to refine its valuation methodologies.

Imprecision in estimating unobservable market inputs can impact the amount of revenue or loss recorded for a particular position. Furthermore, while the Firm believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. For a detailed discussion of the determination of fair value for individual financial instruments, see Note 4 on pages 111–118 of this Annual Report.

Goodwill impairment

Under SFAS 142, goodwill must be allocated to reporting units and tested for impairment. The Firm tests goodwill for impairment at least annually, and more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. Impairment testing is performed at the reporting-unit level (which is generally one level below the six major business segments identified in Note 34 on pages 175–177 of this Annual Report, plus Private Equity which is included in Corporate). The first part of the test is a comparison, at the reporting unit level, of the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value is less than the carrying value, then the second part of the test is needed to measure the amount of potential goodwill impairment. The implied fair value of the reporting unit goodwill is calculated and compared with the carrying amount of goodwill recorded in the Firm’s financial records. If the carrying value of reporting unit goodwill exceeds the implied fair value of that goodwill, then the Firm would recognize an impairment loss in the amount of the difference, which would be recorded as a charge against Net income.

The fair values of the reporting units are determined using discounted cash flow models based upon each reporting unit’s internal forecasts. Management applies significant judgment when determining the fair value of its reporting units. Imprecision in estimating the future earnings potential of the Firm’s reporting units can impact their estimated fair values. To assess the reasonableness of the valuations derived from the discounted cash flow models, the Firm also analyzes market-based trading and transaction multiples, where available. These trading and transaction comparables are used to assess the reasonableness of the estimated fair values, as observable market information is generally not available.

Income taxes

JPMorgan Chase is subject to the income tax laws of the various jurisdictions in which it operates, including U.S. federal, state and non-U.S. jurisdictions. These laws are often complex and may be subject to different interpretations. To determine the financial statement impact of its accounting for income taxes, including the provision for income tax expense and its unrecognized tax benefits, JPMorgan Chase must make assumptions and judgments about how to interpret and apply these complex tax laws to numerous transactions and business events.

Disputes over interpretations with the various taxing authorities may be settled upon audit or administrative appeals. In some cases, the Firm’s interpretations of tax laws may be subject to adjudication by the court systems of the tax jurisdictions in which it operates. The Firm’s consolidated federal income tax returns are presently under examination by the Internal Revenue Service (“IRS”) for the years 2003, 2004 and 2005. The consolidated federal income tax returns of heritage Bank One Corporation, which merged with and into JPMorgan Chase on July 1, 2004, are under examination for the years 2000 through 2003, and for the period January 1, 2004, through July 1, 2004. Both examinations are expected to conclude in the latter part of 2008. The IRS audit of the 2006 consolidated federal income tax return has not yet commenced. Certain administrative appeals are pending with the IRS relating to prior examination periods, for JPMorgan Chase for the years 2001 and 2002, and for Bank One and its predecessor entities for various periods from 1996 through 1999. For years prior to 2001, refund claims relating to income and credit adjustments, and to tax attribute carrybacks, for JPMorgan Chase and its predecessor entities, including Bank One, either have been or will be filed. Also, interest rate swap valuations by a Bank One predecessor entity for the years 1990 through 1993 are, and have been the subject of litigation in both the Tax Court and the U.S. Court of Appeals.

The Firm adjusts its unrecognized tax benefits as necessary when additional information becomes available. The reassessment of JPMorgan Chase’s unrecognized tax benefits may have a material impact on its effective tax rate in the period in which it occurs.

98	JPMorgan Chase & Co./2007 Annual Report

ACCOUNTING AND REPORTING DEVELOPMENTS

Accounting for uncertainty in income taxes

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty regarding income taxes recognized under SFAS 109. FIN 48 addresses the recognition and measurement of tax positions taken or expected to be taken, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Firm adopted and applied FIN 48 under the transition provisions to all of its income tax positions at the required effective date of January 1, 2007, resulting in a $436 million cumulative effect increase to Retained earnings, a reduction in Goodwill of $113 million and a $549 million decrease in the liability for income taxes. For additional information related to the Firm’s adoption of FIN 48, see Note 26 on page 164 of this Annual Report.

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

Fair value measurements – adoption of SFAS 157

In September 2006, the FASB issued SFAS 157, which is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. JPMorgan Chase chose early adoption for SFAS 157 effective January 1, 2007 and recorded a cumulative effect increase to Retained earnings of $287 million, primarily related to the release of profit previously deferred in accordance with EITF 02-3. The adoption of SFAS 157 primarily affected IB and the Private Equity business within Corporate. For additional information related to the Firm’s adoption of SFAS 157, see Note 4 on pages 111–118 of this Annual Report.

Fair value option for financial assets and financial liabilities – adoption of SFAS 159

In February 2007, the FASB issued SFAS 159, which is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. SFAS 159 provides the option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments and written loan commitments. JPMorgan Chase chose early adoption for SFAS 159 effective January 1, 2007, and as a result, it recorded a cumulative effect increase to Retained earnings of $199 million. For additional information related to the Firm’s adoption of SFAS 159, see Note 5 on page 119–121 of this Annual Report.

Derivatives netting – amendment of FASB Interpretation No. 39

In April 2007, the FASB issued FSP FIN 39-1, which permits offsetting of cash collateral receivables or payables with net derivative positions under certain circumstances. The Firm adopted FSP FIN 39-1 effective January 1, 2008. The FSP did not have a material impact on the Firm’s Consolidated balance sheet.

Investment companies

In June 2007, the AICPA issued SOP 07-1. SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Guide”), and therefore qualifies to use the Guide’s specialized accounting principles (referred to as “investment company accounting”). Additionally, SOP 07-1 provides guidelines for determining whether investment company accounting should be retained by a parent company in consolidation or by an equity method investor in an investment. In May 2007, the FASB issued FSP FIN 46(R)-7, which amends FIN 46R to permanently exempt entities within the scope of the Guide from applying the provisions of FIN 46R to their investments. In February 2008, the FASB agreed to an indefinite delay of the effective date of SOP 07-1 in order to address implementation issues, which effectively delays FSP FIN 46(R)-7 as well for those companies, such as the Firm, that have not adopted SOP 07-1.

Accounting for income tax benefits of dividends on share-based payment awards

In June 2007, the FASB ratified EITF 06-11, which must be applied prospectively for dividends declared in fiscal years beginning after December 15, 2007. EITF 06-11 requires that realized tax benefits from dividends or dividend equivalents paid on equity-classified share-based payment awards that are charged to retained earnings should be recorded as an increase to additional paid-in capital and included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. Prior to the issuance of EITF 06-11, the Firm did not include these tax benefits as part of this pool of excess tax benefits. The Firm adopted EITF 06-11 on January 1, 2008. The adoption of this consensus did not have an impact on the Firm’s Consolidated balance sheet or results of operations.

Fair value measurements – written loan commitments

On November 5, 2007, the Securities and Exchange Commission (“SEC”) issued SAB 109, which revises and rescinds portions of SAB 105, “Application of Accounting Principles to Loan Commitments.” Specifically, SAB 109 states that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB 109 are applicable to written loan commitments issued or modified beginning on January 1, 2008. JPMorgan Chase does not expect the impact of adopting SAB 109 to be material.

Business combinations / Noncontrolling interests in consolidated financial statements

On December 4, 2007, the FASB issued SFAS 141R and SFAS 160, which amend the accounting and reporting of business combinations, as well as noncontrolling (i.e., minority) interests. JPMorgan Chase is currently evaluating the impact that SFAS 141R and SFAS 160 will have on its consolidated financial statements. For JPMorgan Chase, SFAS 141R is effective for business combinations that close on or after January 1, 2009. SFAS 160 is effective for JPMorgan Chase for fiscal years beginning on or after December 15, 2008.

JPMorgan Chase & Co./2007 Annual Report	99

MANAGEMENT’S DISCUSSION AND ANALYSIS

JPMorgan Chase & Co.

NONEXCHANGE-TRADED COMMODITY DERIVATIVE CONTRACTS AT FAIR VALUE

In the normal course of business, JPMorgan Chase trades nonexchange-traded commodity derivative contracts. To determine the fair value of these contracts, the Firm uses various fair value estimation techniques, which are primarily based upon internal models with significant observable market parameters. The Firm’s nonexchange-traded commodity derivative contracts are primarily energy-related.

The following table summarizes the changes in fair value for nonexchange-traded commodity derivative contracts for the year ended December 31, 2007.

For the year ended December 31, 2007 (in millions)	Asset position	Liability position
Net fair value of contracts outstanding at January 1, 2007	$5,830	$3,906
Effect of legally enforceable master netting agreements	19,671	19,980
Gross fair value of contracts outstanding at January 1, 2007	25,501	23,886
Contracts realized or otherwise settled	(13,716)	(13,227)
Fair value of new contracts	18,699	16,962
Changes in fair values attributable to changes in valuation techniques and assumptions	—	—
Other changes in fair value	3,714	4,145
Gross fair value of contracts outstanding at December 31, 2007	34,198	31,766
Effect of legally enforceable master netting agreements	(26,108)	(25,957)
Net fair value of contracts outstanding at December 31, 2007	$8,090	$5,809

The following table indicates the schedule of maturities of nonexchange-traded commodity derivative contracts at December 31, 2007.

December 31, 2007 (in millions)	Asset position	Liability position
Maturity less than 1 year	$11,958	$10,662
Maturity 1–3 years	15,057	12,370
Maturity 4–5 years	5,484	3,804
Maturity in excess of 5 years	1,699	4,930
Gross fair value of contracts outstanding at December 31, 2007	34,198	31,766
Effects of legally enforceable master netting agreements	(26,108)	(25,957)
Net fair value of contracts outstanding at December 31, 2007	$8,090	$5,809

100	JPMorgan Chase & Co./2007 Annual Report

FORWARD-LOOKING STATEMENTS

From time to time, the Firm has made and will make forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “anticipate,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “believe,” or other words of similar meaning. Forward-looking statements provide JPMorgan Chase’s current expectations or forecasts of future events, circumstances, results or aspirations. JPMorgan Chase’s disclosures in this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Firm also may make forward-looking statements in its other documents filed or furnished with the SEC. In addition, the Firm’s senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others.

All forward-looking statements are, by their nature, subject to risks and uncertainties, many of which are beyond the Firm’s control. JPMorgan Chase’s actual future results may differ materially from those set forth in its forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ from those in the forward-looking statements.

•	local, regional and international business, economic and political conditions and geopolitical events;

•	changes in trade, monetary and fiscal policies and laws;

•	securities and capital markets behavior, including changes in market liquidity and volatility;

•	changes in investor sentiment or consumer spending or saving behavior;

•	ability of the Firm to manage effectively its liquidity;

•	credit ratings assigned to the Firm or its subsidiaries;

•	the Firm’s reputation;

•	ability of the Firm to deal effectively with an economic slowdown or other economic or market difficulty;

•	technology changes instituted by the Firm, its counterparties or competitors;

•	mergers and acquisitions, including the Firm’s ability to integrate acquisitions;

•	ability of the Firm to develop new products and services;

•	acceptance of the Firm’s new and existing products and services by the marketplace and the ability of the Firm to increase market share;

•	ability of the Firm to attract and retain employees;

•	ability of the Firm to control expense;

•	competitive pressures;

•	changes in the credit quality of the Firm’s customers;

•	adequacy of the Firm’s risk management framework;

•	changes in laws and regulatory requirements or adverse judicial proceedings;

•	changes in applicable accounting policies;

•	ability of the Firm to determine accurate values of certain assets and liabilities;

•	occurrence of natural or man-made disasters or calamities or conflicts;

•	the other risks and uncertainties detailed in Part 1, Item 1A: Risk Factors in the Firm’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

JPMorgan Chase & Co./2007 Annual Report	101

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

Management has completed an assessment of the effectiveness of the Firm’s internal control over financial reporting as of December 31, 2007. In making the assessment, management used the framework in “Internal Control – Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.

Based upon the assessment performed, management concluded that as of December 31, 2007, JPMorgan Chase’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based upon management’s assessment, the Firm determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2007.

The effectiveness of the Firm’s internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

James Dimon
Chairman and Chief Executive Officer

Michael J. Cavanagh
Executive Vice President and Chief Financial Officer

February 20, 2008

102	JPMorgan Chase & Co./2007 Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

JPMorgan Chase & Co.

Report of Independent Registered Public Accounting Firm To the Board of Directors and Stockholders of JPMorgan Chase & Co.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Firm maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Firm’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s report on internal control over financial reporting.” Our responsibility is to express opinions on these financial statements and on the Firm’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 4, Note 5, and Note 26 to the consolidated financial statements, effective January 1, 2007 the Firm adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurement,” Statement of Financial Accounting Standards No. 159, “Fair Value Option for Financial Assets and Financial Liabilities,” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

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

February 20, 2008

JPMorgan Chase & Co./2007 Annual Report	103

CONSOLIDATED STATEMENTS OF INCOME

JPMorgan Chase & Co.

Year ended December 31, (in millions, except per share data)	2007		2006		2005
Revenue
Investment banking fees	$6,635		$5,520		$4,088
Principal transactions	9,015		10,778		8,072
Lending & deposit-related fees	3,938		3,468		3,389
Asset management, administration and commissions	14,356		11,855		9,988
Securities gains (losses)	164		(543)		(1,336)
Mortgage fees and related income	2,118		591		1,054
Credit card income	6,911		6,913		6,754
Other income	1,829		2,175		2,684

Noninterest revenue	44,966		40,757		34,693

Interest income	71,387		59,107		45,075
Interest expense	44,981		37,865		25,520

Net interest income	26,406		21,242		19,555

Total net revenue	71,372		61,999		54,248

Provision for credit losses	6,864		3,270		3,483

Noninterest expense
Compensation expense	22,689		21,191		18,065
Occupancy expense	2,608		2,335		2,269
Technology, communications and equipment expense	3,779		3,653		3,602
Professional & outside services	5,140		4,450		4,662
Marketing	2,070		2,209		1,917
Other expense	3,814		3,272		6,199
Amortization of intangibles	1,394		1,428		1,490
Merger costs	209		305		722
Total noninterest expense	41,703		38,843		38,926

Income from continuing operations before income tax expense	22,805		19,886		11,839
Income tax expense	7,440		6,237		3,585

Income from continuing operations	15,365		13,649		8,254
Income from discontinued operations	—		795		229

Net income	$15,365		$14,444		$8,483

Net income applicable to common stock	$15,365		$14,440		$8,470

Per common share data
Basic earnings per share
Income from continuing operations	$4.51		$3.93		$2.36
Net income	4.51		4.16		2.43

Diluted earnings per share
Income from continuing operations	4.38		3.82		2.32
Net income	4.38		4.04		2.38

Average basic shares	3,404	#	3,470	#	3,492	#
Average diluted shares	3,508		3,574		3,557

Cash dividends per common share	$1.48		$1.36		$1.36

The Notes to consolidated financial statements are an integral part of these statements.

104	JPMorgan Chase & Co./2007 Annual Report

CONSOLIDATED BALANCE SHEETS

JPMorgan Chase & Co.

December 31, (in millions, except share data)	2007	2006
Assets
Cash and due from banks	$40,144	$40,412
Deposits with banks	11,466	13,547
Federal funds sold and securities purchased under resale agreements (included $19,131 at fair value at December 31, 2007)	170,897	140,524
Securities borrowed	84,184	73,688
Trading assets (included assets pledged of $79,229 at December 31, 2007, and $82,474 at December 31, 2006)	491,409	365,738
Securities (included $85,406 and $91,917 at fair value at December 31, 2007 and 2006, respectively, and assets pledged of $3,958 and $39,571 at December 31, 2007 and 2006, respectively)	85,450	91,975
Loans (included $8,739 at fair value at December 31, 2007)	519,374	483,127
Allowance for loan losses	(9,234)	(7,279)
Loans, net of Allowance for loan losses	510,140	475,848

Accrued interest and accounts receivable	24,823	22,891
Premises and equipment	9,319	8,735
Goodwill	45,270	45,186
Other intangible assets:
Mortgage servicing rights	8,632	7,546
Purchased credit card relationships	2,303	2,935
All other intangibles	3,796	4,371
Other assets (included $22,151 at fair value at December 31, 2007)	74,314	58,124
Total assets	$1,562,147	$1,351,520
Liabilities
Deposits (included $6,389 at fair value at December 31, 2007)	$740,728	$638,788
Federal funds purchased and securities sold under repurchase agreements (included $5,768 at fair value at December 31, 2007)	154,398	162,173
Commercial paper	49,596	18,849
Other borrowed funds (included $10,777 at fair value at December 31, 2007)	28,835	18,053
Trading liabilities	157,867	147,957
Accounts payable, accrued expense and other liabilities (including the Allowance for lending-related commitments of $850 and $524 at December 31, 2007 and 2006, respectively, and $25 at fair value at December 31, 2007)	94,476	88,096
Beneficial interests issued by consolidated variable interest entities (included $3,004 at fair value at December 31, 2007)	14,016	16,184
Long-term debt (included $70,456 and $25,370 at fair value at December 31, 2007 and 2006, respectively)	183,862	133,421
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	15,148	12,209
Total liabilities	1,438,926	1,235,730
Commitments and contingencies (see Note 29 on pages 167–168 of this Annual Report)

Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares at December 31, 2007 and 2006; issued 0 shares at December 31, 2007 and 2006)	—	—
Common stock ($1 par value; authorized 9,000,000,000 shares at December 31, 2007 and 2006; issued 3,657,671,234 shares and 3,657,786,282 shares at December 31, 2007 and 2006, respectively)	3,658	3,658
Capital surplus	78,597	77,807
Retained earnings	54,715	43,600
Accumulated other comprehensive income (loss)	(917)	(1,557)
Treasury stock, at cost (290,288,540 shares and 196,102,381 shares at December 31, 2007 and 2006, respectively)	(12,832)	(7,718)
Total stockholders’ equity	123,221	115,790
Total liabilities and stockholders’ equity	$1,562,147	$1,351,520

The Notes to consolidated financial statements are an integral part of these statements.

JPMorgan Chase & Co./2007 Annual Report	105

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

JPMorgan Chase & Co.

Year ended December 31, (in millions, except per share data)	2007	2006	2005
Preferred stock
Balance at beginning of year	$—	$139	$339
Redemption of preferred stock	—	(139)	(200)
Balance at end of year	—	—	139

Common stock
Balance at beginning of year	3,658	3,618	3,585
Issuance of common stock	—	40	33
Balance at end of year	3,658	3,658	3,618

Capital surplus
Balance at beginning of year	77,807	74,994	72,801
Shares issued and commitments to issue common stock for employee stock-based compensation awards and related tax effects	790	2,813	2,193
Balance at end of year	78,597	77,807	74,994

Retained earnings
Balance at beginning of year	43,600	33,848	30,209
Cumulative effect of change in accounting principles	915	172	—
Balance at beginning of year, adjusted	44,515	34,020	30,209
Net income	15,365	14,444	8,483
Cash dividends declared:
Preferred stock	—	(4)	(13)
Common stock ($1.48, $1.36 and $1.36 per share for 2007, 2006 and 2005, respectively)	(5,165)	(4,860)	(4,831)
Balance at end of year	54,715	43,600	33,848

Accumulated other comprehensive income (loss)
Balance at beginning of year	(1,557)	(626)	(208)
Cumulative effect of change in accounting principles	(1)	—	—
Balance at beginning of the year, adjusted	(1,558)	(626)	(208)
Other comprehensive income (loss)	641	171	(418)
Adjustment to initially apply SFAS 158	—	(1,102)	—
Balance at end of year	(917)	(1,557)	(626)

Treasury stock, at cost
Balance at beginning of year	(7,718)	(4,762)	(1,073)
Purchase of treasury stock	(8,178)	(3,938)	(3,412)
Reissuance from treasury stock	3,199	1,334	—
Share repurchases related to employee stock-based compensation awards	(135)	(352)	(277)
Balance at end of year	(12,832)	(7,718)	(4,762)
Total stockholders’ equity	$123,221	$115,790	$107,211

Comprehensive income
Net income	$15,365	$14,444	$8,483
Other comprehensive income (loss)	641	171	(418)
Comprehensive income	$16,006	$14,615	$8,065

The Notes to consolidated financial statements are an integral part of these statements.

106	JPMorgan Chase & Co./2007 Annual Report

CONSOLIDATED STATEMENTS OF CASH FLOWS

JPMorgan Chase & Co.

Year ended December 31, (in millions)	2007	2006	2005
Operating activities
Net income	$15,365	$14,444	$8,483
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	6,864	3,270	3,483
Depreciation and amortization	2,427	2,149	2,828
Amortization of intangibles	1,394	1,428	1,490
Deferred tax expense (benefit)	1,307	(1,810)	(1,791)
Investment securities (gains) losses	(164)	543	1,336
Gains on disposition of businesses	—	(1,136)	(1,254)
Stock-based compensation	2,025	2,368	1,563
Originations and purchases of loans held-for-sale	(116,471)	(178,355)	(108,611)
Proceeds from sales and securitizations of loans held-for-sale	105,731	170,874	102,602
Net change in:
Trading assets	(121,240)	(61,664)	(3,845)
Securities borrowed	(10,496)	916	(27,290)
Accrued interest and accounts receivable	(1,932)	(1,170)	(1,934)
Other assets	(21,628)	(7,193)	1,352
Trading liabilities	12,681	(4,521)	(12,578)
Accounts payable, accrued expense and other liabilities	4,284	7,815	5,532
Other operating adjustments	9,293	2,463	(1,602)
Net cash used in operating activities	(110,560)	(49,579)	(30,236)

Investing activities
Net change in:
Deposits with banks	2,081	8,168	104
Federal funds sold and securities purchased under resale agreements	(29,814)	(6,939)	(32,469)
Held-to-maturity securities:
Proceeds	14	19	33
Available-for-sale securities:
Proceeds from maturities	31,143	24,909	31,053
Proceeds from sales	98,450	123,750	82,902
Purchases	(122,507)	(201,530)	(81,749)
Proceeds from sales and securitizations of loans held-for-investment	34,925	20,809	23,861
Other changes in loans, net	(83,437)	(70,837)	(40,436)
Net cash received (used) in business acquisitions or dispositions	(70)	185	(1,039)
All other investing activities, net	(3,903)	1,839	4,796
Net cash used in investing activities	(73,118)	(99,627)	(12,944)
Financing activities
Net change in:
Deposits	113,512	82,105	31,415
Federal funds purchased and securities sold under repurchase agreements	(7,833)	36,248	(1,862)
Commercial paper and other borrowed funds	41,412	12,657	2,618
Proceeds from the issuance of long-term debt and capital debt securities	95,141	56,721	43,721
Repayments of long-term debt and capital debt securities	(49,410)	(34,267)	(26,883)
Net proceeds from the issuance of stock and stock-related awards	1,467	1,659	682
Excess tax benefits related to stock-based compensation	365	302	—
Redemption of preferred stock	—	(139)	(200)
Treasury stock purchased	(8,178)	(3,938)	(3,412)
Cash dividends paid	(5,051)	(4,846)	(4,878)
All other financing activities, net	1,561	6,247	3,868
Net cash provided by financing activities	182,986	152,749	45,069
Effect of exchange rate changes on cash and due from banks	424	199	(387)
Net (decrease) increase in cash and due from banks	(268)	3,742	1,502
Cash and due from banks at the beginning of the year	40,412	36,670	35,168
Cash and due from banks at the end of the year	$40,144	$40,412	$36,670
Cash interest paid	$43,472	$36,415	$24,583
Cash income taxes paid	7,472	5,563	4,758

Note:	In 2006, the Firm exchanged selected corporate trust businesses for The Bank of New York’s consumer, business banking and middle-market banking businesses. The fair values of the noncash assets exchanged was $2.15 billion.

The Notes to consolidated financial statements are an integral part of these statements.

JPMorgan Chase & Co./2007 Annual Report	107

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JPMorgan Chase & Co.

Note 1 – Basis of presentation

JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations worldwide. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing and asset management. For a discussion of the Firm’s business segment information, see Note 34 on pages 175–177 of this Annual Report.

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

SPEs are an important part of the financial markets, providing market liquidity by facilitating investors’ access to specific portfolios of assets and risks. For example, they are critical to the functioning of the mortgage- and asset-backed securities and commercial paper markets. SPEs may be organized as trusts, partnerships or corporations and are typically established for a single, discrete purpose. SPEs are not typically operating entities and usually have a limited life and no employees. The basic SPE structure involves a company selling assets to the SPE. The SPE funds the purchase of those assets by issuing securities to investors. The legal documents that govern the transaction describe how the cash earned on the assets must be allocated to the SPE’s investors and other parties that have rights to those cash flows. SPEs are generally structured to insulate investors from claims on the SPE’s assets by creditors of other entities, including the creditors of the seller of the assets.

There are two different accounting frameworks applicable to SPEs: the qualifying SPE (“QSPE”) framework under SFAS 140 and the variable interest entity (“VIE”) framework under FIN 46R. The applicable framework depends on the nature of the entity and the Firm’s relation to that entity. The QSPE framework is applicable when an entity transfers (sells) financial assets to an SPE meeting certain criteria defined in SFAS 140. These criteria are designed to ensure that the activities of the entity are essentially predetermined at the inception of the vehicle and that the transferor of the financial assets cannot exercise control over the entity and the assets therein. Entities meeting these criteria are not consolidated by the transferor or other counterparties as long as they do not have the unilateral ability to liquidate or to cause the entity to no longer meet the QSPE criteria. The Firm primarily follows the QSPE model for securitizations of its residential and commercial mortgages, and credit card, automobile and education loans. For further details, see Note 16 on pages 139–145 of this Annual Report.

When an SPE does not meet the QSPE criteria, consolidation is assessed pursuant to FIN 46R. Under FIN 46R, a VIE is defined as an entity that: (1) lacks enough equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties; (2) has equity owners that lack the right to make significant decisions affecting the entity’s operations; and/or (3) has equity owners that do not have an obligation to absorb the entity’s losses or the right to receive the entity’s returns.

FIN 46R requires a variable interest holder (i.e., a counterparty to a VIE) to consolidate the VIE if that party will absorb a majority of the expected losses of the VIE, receive the majority of the expected residual returns of the VIE, or both. This party is considered the primary beneficiary. In making this determination, the Firm thoroughly evaluates the VIE’s design, capital structure and relationships among the variable interest holders. When the primary beneficiary cannot be identified through a qualitative analysis, the Firm performs a quantitative analysis, which computes and allocates expected losses or residual returns to variable interest holders. The allocation of expected cash flows in this analysis is based upon the relative rights and preferences of each variable interest holder in the VIE’s capital structure. The Firm reconsiders whether it is the primary beneficiary of a VIE when certain events occur as required by FIN 46R. For further details, see Note 17 on pages 146–154 of this Annual Report.

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

For a discussion of the accounting for Private equity investments, see Note 6 on page 122 of this Annual Report.

Assets held for clients in an agency or fiduciary capacity by the Firm are not assets of JPMorgan Chase and are not included in the Consolidated balance sheets.

108	JPMorgan Chase & Co./2007 Annual Report

Use of estimates in the preparation of consolidated financial statements

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, of revenue and expense, and of disclosures of contingent assets and liabilities. Actual results could be different from these estimates. For discussion of Critical accounting estimates used by the Firm, see pages 96–98 of this Annual Report.

Foreign currency translation

JPMorgan Chase revalues assets, liabilities, revenue and expense denominated in foreign (i.e., non-U.S.) currencies into U.S. dollars using applicable exchange rates.

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

Significant accounting policies

The following table identifies JPMorgan Chase’s other significant accounting policies and the Note and page where a detailed description of each policy can be found.

Fair value measurement	Note	4	Page	111
Fair value option	Note	5	Page	119
Principal transactions activities	Note	6	Page	122
Other noninterest revenue	Note	7	Page	123
Pension and other postretirement employee benefit plans	Note	9	Page	124
Employee stock-based incentives	Note	10	Page	131
Noninterest expense	Note	11	Page	134
Securities	Note	12	Page	134
Securities financing activities	Note	13	Page	136
Loans	Note	14	Page	137
Allowance for credit losses	Note	15	Page	138
Loan securitizations	Note	16	Page	139
Variable interest entities	Note	17	Page	146
Goodwill and other intangible assets	Note	18	Page	154
Premises and equipment	Note	19	Page	158
Income taxes	Note	26	Page	164
Commitments and contingencies	Note	29	Page	167
Accounting for derivative instruments and hedging activities	Note	30	Page	168
Off–balance sheet lending-related financial instruments and guarantees	Note	31	Page	170

Note 2 – Business changes and developments

Purchase of additional interest in Highbridge Capital Management

In January 2008, JPMorgan Chase acquired an additional equity interest in Highbridge Capital Management, LLC (“Highbridge”), a manager of hedge funds with $27 billion of assets under management. As a result, the Firm owns 77.5% of Highbridge as of January 2008. The Firm had acquired a majority interest in Highbridge in 2004.

Acquisition of the consumer, business banking and middle-market banking businesses of The Bank of New York in exchange for selected corporate trust businesses, including trustee, paying agent, loan agency and document management services

On October 1, 2006, JPMorgan Chase completed the acquisition of The Bank of New York Company, Inc.’s (“The Bank of New York”) consumer, business banking and middle-market banking businesses in exchange for selected corporate trust businesses plus a cash payment of $150 million. The Firm also may make a future payment to The Bank of New York of up to $50 million depending on certain new account openings. The acquisition added 339 branches and more than 400 ATMs, and it significantly strengthened Retail Financial Services’ distribution network in the New York tri-state area. The Bank of New York businesses acquired were valued at a premium of $2.3 billion; the Firm’s corporate trust businesses that were transferred (i.e., trustee, paying agent, loan agency and document management services) were valued at a premium of $2.2 billion. This transaction included the acquisition of approximately $7.7 billion in loans net of Allowance for loan losses and $12.9 billion in deposits from The Bank of New York. The Firm also recognized core deposit intangibles of $485 million which will be amortized using an accelerated method over a 10-year period. JPMorgan Chase recorded an after-tax gain of $622 million related to this transaction in the fourth quarter of 2006. For additional discussion related to the transaction, see Note 3 on page 110 of this Annual Report.

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

JPMorgan Chase & Co./2007 Annual Report	109

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JPMorgan Chase & Co.

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

Chase Merchant Services, Paymentech integration

On October 5, 2005, JPMorgan Chase and First Data Corp. completed the integration of the companies’ jointly owned Chase Merchant Services and Paymentech merchant businesses, to be operated under the name Chase Paymentech Solutions, LLC. The joint venture is a financial transaction processor for businesses accepting credit card payments via traditional point of sale, Internet, catalog and recurring billing. As a result of the integration into a joint venture, Paymentech has been deconsolidated and JPMorgan Chase’s ownership interest in this joint venture is accounted for in accordance with the equity method of accounting.

Cazenove

On February 28, 2005, JPMorgan Chase and Cazenove Group plc (“Cazenove”) formed a business partnership which combined Cazenove’s investment banking business and JPMorgan Chase’s U.K.-based investment banking business in order to provide investment banking services in the United Kingdom and Ireland. The new company is called JPMorgan Cazenove Holdings.

Note 3 – Discontinued operations

On October 1, 2006, JPMorgan Chase completed the acquisition of The Bank of New York’s consumer, small-business and middle-market banking businesses in exchange for selected corporate trust businesses plus a cash payment of $150 million. The Firm may also make a future payment to The Bank of New York of up to $50 million depending on certain new account openings.

The transfer of selected corporate trust businesses to The Bank of New York (see Note 2 above) included the trustee, paying agent, loan agency and document management services businesses. JPMorgan Chase recognized an after-tax gain of $622 million on this transaction. The results of operations of these corporate trust businesses were transferred from the Treasury & Securities Services (“TSS”) segment to the Corporate segment effective with the second quarter of 2006, and reported as discontinued operations. Condensed financial information of the selected corporate trust businesses follows.

Selected income statements data(a)

Year ended December 31, (in millions)	2006	2005
Other noninterest revenue	$407	$509
Net interest income	264	276
Gain on sale of discontinued operations	1,081	—
Total net revenue	1,752	785
Noninterest expense	385	409
Income from discontinued operations before income taxes	1,367	376
Income tax expense	572	147
Income from discontinued operations	$795	$229

(a)	There was no income from discontinued operations during 2007.

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

110	JPMorgan Chase & Co./2007 Annual Report

Note 4 – Fair value measurement

In September 2006, the FASB issued SFAS 157 (“Fair Value Measurements”), which is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Firm chose early adoption for SFAS 157 effective January 1, 2007. SFAS 157:

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

•	Eliminates large position discounts for financial instruments quoted in active markets and requires consideration of the Firm’s credit-worthiness when valuing liabilities; and

•	Expands disclosures about instruments measured at fair value.

The Firm also chose early adoption for SFAS 159 effective January 1, 2007. SFAS 159 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments and written loan commitments not previously recorded at fair value. The Firm elected fair value accounting for certain assets and liabilities not previously carried at fair value. For more information, see Note 5 on pages 119–121 of this Annual Report.

Following is a description of the Firm’s valuation methodologies for assets and liabilities measured at fair value. Such valuation methodologies were applied to all of the assets and liabilities carried at fair value effective January 1, 2007, whether as a result of the adoption of SFAS 159 or previously carried at fair value.

The Firm has an established and well-documented process for determining fair values. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon internally developed models that primarily use, as inputs, market-based or independently sourced market parameters, including but not limited to yield curves, interest rates, volatilities, equity or debt prices, foreign exchange rates and credit curves. In addition to market information, models also incorporate transaction details, such as maturity. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Firm’s creditworthiness, constraints on liquidity and unobservable parameters that are applied consistently over time.

•

Credit valuation adjustments (“CVA”) are necessary when the market price (or parameter) is not indicative of the credit quality of the counterparty. As few classes of derivative contracts are listed on an exchange, the majority of derivative positions are valued using internally developed models that use as their basis observable market parameters. Market practice is to quote parameters equivalent to an “AA” credit rating; thus, all counterparties are assumed to have the same credit quality. Therefore, an adjustment is necessary to reflect the credit quality of each derivative counterparty to arrive at fair value.

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

•

Liquidity valuation adjustments are necessary when the Firm may not be able to observe a recent market price for a financial instrument that trades in inactive (or less active) markets or to reflect the cost of exiting larger-than-normal market-size risk positions (liquidity adjustments are not taken for positions classified within level 1 of the fair value hierarchy). The Firm tries to ascertain the amount of uncertainty in the initial valuation based upon the degree of liquidity of the market in which the financial instrument trades and makes liquidity adjustments to the carrying value of the financial instrument. The Firm measures the liquidity adjustment based upon the following factors: (1) the amount of time since the last relevant pricing point; (2) whether there was an actual trade or relevant external quote; and (3) the volatility of the principal risk component of the financial instrument. Costs to exit larger-than-normal market-size risk positions are determined based upon the size of the adverse market move that is likely to occur during the period required to bring a position down to a non-concentrated level.

•

Unobservable parameter valuation adjustments are necessary when positions are valued using internally developed models that use as their basis unobservable parameters – that is, parameters that must be estimated and are, therefore, subject to management judgment. These positions are normally traded less actively. Examples include certain credit products where parameters such as correlation and recovery rates are unobservable. Unobservable parameter valuation adjustments are applied to mitigate the possibility of error and revision in the estimate of the market price provided by the model.

The Firm has numerous controls in place intended to ensure that its fair valuations are appropriate. An independent model review group reviews the Firm’s valuation models and approves them for use for specific products. All valuation models within the Firm are subject to this review process. A price verification group, independent from the risk taking function, ensures observable market prices and market-based parameters are used for valuation wherever possible. For those products with material parameter risk for which observable market levels do not exist, an independent review of the assumptions made

JPMorgan Chase & Co./2007 Annual Report	111

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JPMorgan Chase & Co.

on pricing is performed. Additional review includes deconstruction of the model valuations for certain structured instruments into their components, and benchmarking valuations, where possible, to similar products; validating valuation estimates through actual cash settlement; and detailed review and explanation of recorded gains and losses, which are analyzed daily and over time. Valuation adjustments, which are also determined by the independent price verification group, are based upon established policies and are applied consistently over time. Any changes to the valuation methodology are reviewed by management to confirm the changes are justified. As markets and products develop and the pricing for certain products becomes more or less transparent, the Firm continues to refine its valuation methodologies.

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

Following is a description of the valuation methodologies used for instruments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy.

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

Loans and unfunded lending-related commitments

The fair value of corporate loans and unfunded lending-related commitments is calculated using observable market information including pricing from actual market transactions or broker quotations where available. Where pricing information is not available for the specific loan, the valuation is generally based upon quoted market prices of similar instruments, such as loans and bonds. These comparable instruments share characteristics that typically include industry, rating, capital structure, seniority, and consideration of counterparty credit risk. In addition, general market conditions, including prevailing market spreads for credit and liquidity risk, are also considered in the valuation process.

For certain loans that are expected to be securitized, such as commercial and residential mortgages, fair value is estimated based upon observable pricing of asset-backed securities with similar collateral and incorporates adjustments (i.e., reductions) to these prices to account for securitization uncertainties including portfolio composition, market conditions and liquidity to arrive at the whole loan price. When data from recent market transactions is available it is incorporated as appropriate. If particular loans are determined to be impaired because of poor borrower performance and hence are not qualified for securitization, they are marked for individual sale with consideration of potential liquidation proceeds and property repossession/liquidation information, as appropriate.

The Firm’s loans carried at fair value and reported in Trading assets are generally classified within level 2 of the valuation hierarchy, although subprime loans reside in level 3. Loans carried at fair value and reported within Loans are predominantly classified within level 3 due to the lack of observable pricing. These loans include leveraged lending funded loans, high-yield bridge financing and purchased nonperforming loans.

Securities

Where quoted prices are available in an active market, securities are classified in level 1 of the valuation hierarchy. Level 1 securities included highly liquid government bonds, mortgage products for which there are quoted prices in active markets and exchange-traded equities. If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Examples of such instruments are collateralized mortgage obligations and high-yield debt securities which would generally be classified within level 2 of the valuation hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. For instance, in the valuation of certain collateralized mortgage and debt obligations and high-yield debt securities the determination of fair value may require benchmarking to similar instruments or analyzing default and recovery rates. For cash collateralized debt obligations (“CDOs”), external price information is not available. Therefore, cash CDOs are valued using market-standard models, such as Intex, to model the specific collateral composition and cash flow structure of each deal; key inputs to the model are market spreads data for each credit rating, collateral type and other relevant contractual features. Asset-backed securities are valued based on external prices or spread data, using current

112	JPMorgan Chase & Co./2007 Annual Report

market assumptions on prepayments and defaults. For those asset-backed securities where the external price data is not observable or the limited available data is opaque, the collateral performance is monitored and the value of the security is reviewed versus the ABX index, an index of mortgage-backed securities backed by subprime mortgages.

Commodities

Commodities inventory is carried at the lower of cost or fair value. The fair value for commodities inventory is determined primarily using pricing and data derived from the markets on which the underlying commodities are traded. Market prices may be adjusted for liquidity. The Firm also has positions in commodity-based derivatives that can be traded on an exchange or over-the-counter. The pricing inputs to these derivatives include forward curves of underlying commodities, basis curves, volatilities, correlations, and occasionally other model parameters. The valuation of these derivatives is based upon calibrating to market transactions, as well as to independent pricing information from sources such as brokers and dealer consensus pricing services. Where inputs are unobservable, they are benchmarked to observable market data based upon historic and implied correlations, then adjusted for uncertainty where appropriate. The majority of commodities inventory and commodities-based derivatives are classified within level 2 of the valuation hierarchy.

Derivatives

Exchange-traded derivatives valued using quoted prices are classified within level 1 of the valuation hierarchy. However, few classes of derivative contracts are listed on an exchange; thus, the majority of the Firm’s derivative positions are valued using internally developed models that use as their basis readily observable market parameters – that is, parameters that are actively quoted and can be validated to external sources, including industry pricing services. Depending on the types and contractual terms of derivatives, fair value can be modeled using a series of techniques, such as the Black-Scholes option pricing model, simulation models or a combination of various models, which are consistently applied. Where derivative products have been established for some time, the Firm uses models that are widely accepted in the financial services industry. These models reflect the contractual terms of the derivatives, including the period to maturity, and market-based parameters such as interest rates, volatility, and the credit quality of the counterparty. Further, many of these models do not contain a high level of subjectivity as the methodologies used in the models do not require significant judgment, and inputs to the model are readily observable from actively quoted markets, as is the case for “plain vanilla” interest rate swaps and option contracts and credit default swaps. Such instruments are generally classified within level 2 of the valuation hierarchy.

Derivatives that are valued based upon models with significant unobservable market parameters and that are normally traded less actively, have trade activity that is one way, and/or are traded in less-developed markets are classified within level 3 of the valuation hierarchy. Level 3 derivatives include credit default swaps referenced to mortgage-backed securities, where valuations are benchmarked to implied spreads from similar underlying loans in the cash market, as well as relevant observable market indices. In addition, the prepayment and loss assumptions on the underlying loans are priced using a combination of historical data, prices on market transactions, and other prepayment and default scenarios and analysis. Other complex products, such as those sensitive to correlation between two or more underlyings, also fall within level 3 of the hierarchy. For instance, the correlation sensitivity is material to the overall valuation of options on baskets of single name stocks; the valuation of these instruments are typically not observable due to the customized nature. Correlation for products such as these are typically estimated based on an observable basket of stocks, then adjusted to reflect the differences between the underlying equities.

Mortgage servicing rights and certain retained interests in securitizations

Mortgage servicing rights (“MSRs”) and certain retained interests from securitization activities do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, the Firm estimates the fair value of MSRs and certain other retained interests in securitizations using discounted cash flow (“DCF”) models.

•

For MSRs, the Firm uses an option adjusted spread (“OAS”) valuation model in conjunction with the Firm’s proprietary prepayment model to project MSR cash flows over multiple interest rate scenarios, which are then discounted at risk-adjusted rates to estimate an expected fair value of the MSRs. The OAS model considers portfolio characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. The Firm reassesses and periodically adjusts the underlying inputs and assumptions used in the OAS model to reflect market conditions and assumptions that a market participant would consider in valuing the MSR asset. Due to the nature of the valuation inputs, MSRs are classified within level 3 of the valuation hierarchy.

•

For certain retained interests in securitizations (such as interest-only strips), a single interest rate path DCF model is used and generally includes assumptions based upon projected finance charges related to the securitized assets, estimated net credit losses, prepayment assumptions and contractual interest paid to third-party investors. Changes in the assumptions used may have a significant impact on the Firm’s valuation of retained interests and such interests are therefore typically classified within level 3 of the valuation hierarchy.

For both MSRs and certain other retained interests in securitizations, the Firm compares its fair value estimates and assumptions to observable market data where available and to recent market activity and actual portfolio experience. For further discussion of the most significant assumptions used to value retained interests in securitizations and MSRs, as well as the applicable stress tests for those assumptions, see Note 16 on pages 139–145 and Note 18 on pages 154–156 of this Annual Report.

JPMorgan Chase & Co./2007 Annual Report	113

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JPMorgan Chase & Co.

Private equity investments

The valuation of nonpublic private equity investments, held primarily by the Private Equity business within Corporate, requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets. As such, private equity investments are valued initially based upon cost. Each quarter, valuations are reviewed utilizing available market data to determine if the carrying value of these investments should be adjusted. Such market data primarily includes observations of the trading multiples of public companies considered comparable to the private companies being valued. Valuations are adjusted to account for company-specific issues, the lack of liquidity inherent in a nonpublic investment and the fact that comparable public companies are not identical to the companies being valued. Such valuation adjustments are necessary because in the absence of a committed buyer and completion of due diligence similar to that performed in an actual negotiated sale process, there may be company-specific issues that are not fully known that may affect value. In addition, a variety of additional factors are reviewed by management, including, but not limited to, financing and sales transactions with third parties, current operating performance and future expectations of the particular investment, changes in market outlook and the third-party financing environment. The Firm applies its valuation methodology consistently from period to period, and the Firm believes that its valuation methodology and associated valuation adjustments are appropriate and similar to those used by other market participants. Nonpublic private equity investments are included in level 3 of the valuation hierarchy.

Private equity investments also include publicly held equity investments, generally obtained through the initial public offering of privately held equity investments. Publicly held investments in liquid markets are marked-to-market at the quoted public value less adjustments for regulatory or contractual sales restrictions. Discounts for restrictions are quantified by analyzing the length of the restriction period and the volatility of the equity security. Publicly held investments are primarily classified in level 2 of the valuation hierarchy.

Liabilities

Securities sold under repurchase agreements (“repurchase agreements”)

To estimate the fair value of repurchase agreements, cash flows are evaluated taking into consideration any derivative features and are then discounted using the appropriate market rates for the applicable maturity. As the inputs into the valuation are primarily based upon observable pricing information, repurchase agreements are classified within level 2 of the valuation hierarchy.

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

114	JPMorgan Chase & Co./2007 Annual Report

The following table presents the financial instruments carried at fair value as of December 31, 2007, by caption on the Consolidated balance sheet and by SFAS 157 valuation hierarchy (as described above).

Assets and liabilities measured at fair value on a recurring basis

December 31, 2007 (in millions)	Quoted market prices in active markets (Level 1)	Internal models with significant observable market parameters (Level 2)	Internal models with significant unobservable market parameters (Level 3)	FIN 39 netting(d)	Total carrying value in the Consolidated balance sheet

Federal funds sold and securities purchased under resale agreements	$—	$19,131	$—	$—	$19,131
Trading assets:
Debt and equity instruments(a)(b)	202,483	187,724	24,066	—	414,273
Derivative receivables	18,574	871,105	20,188	(832,731)	77,136
Total trading assets	221,057	1,058,829	44,254	(832,731)	491,409
Available-for-sale securities	71,941	13,364	101	—	85,406
Loans	—	359	8,380	—	8,739
Mortgage servicing rights	—	—	8,632	—	8,632
Other assets:
Private equity investments	68	322	6,763	—	7,153
All other	10,784	1,054	3,160	—	14,998
Total other assets	10,852	1,376	9,923	—	22,151
Total assets at fair value	$303,850	$1,093,059	$71,290	$(832,731)	$635,468
Deposits	$—	$5,228	$1,161	$—	$6,389
Federal funds purchased and securities sold under repurchase agreements	—	5,768	—	—	5,768
Other borrowed funds	—	10,672	105	—	10,777
Trading liabilities:
Debt and equity instruments	73,023	15,659	480	—	89,162
Derivative payables	19,553	852,055	19,555	(822,458)	68,705
Total trading liabilities	92,576	867,714	20,035	(822,458)	157,867
Accounts payable, accrued expense and other liabilities(c)	—	—	25	—	25
Beneficial interests issued by consolidated VIEs	—	2,922	82	—	3,004
Long-term debt	—	48,518	21,938	—	70,456
Total liabilities at fair value	$92,576	$940,822	$43,346	$(822,458)	$254,286

(a)	Included loans classified as Trading assets. For additional detail, see Note 6 on page 122 of this Annual Report.
(b)	Included physical commodities inventory that are accounted for at the lower of cost or fair value.
(c)	Included within Accounts payable, accrued expense and other liabilities is the fair value adjustment for unfunded lending-related commitments.
(d)	FIN 39 permits the netting of Derivative receivables and Derivative payables when a legally enforceable master netting agreement exists between the Firm and a derivative counterparty. A master netting agreement is an agreement between two counterparties who have multiple derivative contracts with each other that provide for the net settlement of all contracts, as well as cash collateral, through a single payment, in a single currency, in the event of default on or termination of any one contract.

JPMorgan Chase & Co./2007 Annual Report	115

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JPMorgan Chase & Co.

Changes in level 3 recurring fair value measurements

The table below includes a rollforward of the balance sheet amounts for the year ended December 31, 2007 (including the change in fair value), for financial instruments classified by the Firm within level 3 of the valuation hierarchy. When a determination is made to classify a financial instrument within level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the valuation hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs(a)
For the year ended December 31, 2007 (in millions)	Fair value, January 1, 2007	Total realized/ unrealized gains/ (losses)		Purchases, issuances settlements, net	Transfers in and/or out of Level 3		Fair value, December 31, 2007	Change in unrealized gains and (losses) related to financial instruments held at December 31, 2007

Assets:
Trading assets:
Debt and equity instruments	$9,320	$(916	)(b)(c)	$5,902	$9,760		$24,066	$(912	)(b)(c)
Net Derivative receivables	(2,800)	1,674	(b)	257	1,502		633	1,979	(b)
Available-for-sale securities	177	38	(d)	(21)	(93)		101	(5	)(d)
Loans	643	(346	)(b)	8,013	70		8,380	(36	)(b)
Other assets:
Private equity investments	5,493	4,051	(b)	(2,764)	(17)		6,763	1,711	(b)
All other	1,591	37	(e)	1,059	473		3,160	(19	)(e)

Liabilities:
Deposits	$(385)		$(42)(b)	$(667)		$(67)(f)	$(1,161)	$(38	)(b)
Other borrowed funds	—	(67)		(34)	(4	)(f)	(105)	(135)
Trading liabilities:
Debt and equity instruments	(32)	383	(b)	(125)	(706	)(f)	(480)	(734	)(b)
Accounts payable, accrued expense and other liabilities	—	(460	)(b)	435	—		(25)	(25	)(b)
Beneficial interests issued by consolidated VIEs	(8)	6		1	(81	)(f)	(82)	—
Long-term debt	(11,386)	(1,142	)(b)	(6,633)	(2,777	)(f)	(21,938)	(468	)(b)

(a)	MSRs are classified within level 3 of the valuation hierarchy. For a rollforward of balance sheet amounts related to MSRs, see Note 18 on pages 154–157 of this Annual Report.
(b)	Reported in Principal transactions revenue.
(c)	Changes in fair value for Retail Financial Services mortgage loans originated with the intent to sell are measured at fair value under SFAS 159 and reported in Mortgage fees and related income.
(d)	Realized gains (losses) are reported in Securities gains (losses). Unrealized gains (losses) are reported in Accumulated other comprehensive income (loss).
(e)	Reported in Other income.
(f)	Represents a net transfer of a liability balance.

Assets and liabilities measured at fair value on a nonrecurring basis

Certain assets, liabilities and unfunded lending-related commitments are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances

(for example, when there is evidence of impairment). The following table presents the financial instruments carried on the Consolidated balance sheet by caption and by level within the SFAS 157 valuation hierarchy (as described above) as of December 31, 2007, for which a nonrecurring change in fair value has been recorded during the year ended December 31, 2007.

December 31, 2007 (in millions)	Quoted market prices in active markets (Level 1)	Internal models with significant observable market parameters (Level 2)	Internal models with significant observable market parameters (Level 3)	Total carrying value in the Consolidated balance sheet
Loans(a)	$—	$2,818	$16,196	$19,014
Other assets	—	267	126	393
Total assets at fair value on a nonrecurring basis	$—	$3,085	$16,322	$19,407
Accounts payable, accrued expense and other liabilities	$—	$—	$103	$103	(b)
Total liabilities at fair value on a nonrecurring basis	$—	$—	$103	$103

(a)	Includes debt financing and other loan warehouses held-for-sale.
(b)	Represents the fair value adjustment associated with $3.2 billion of unfunded held-for-sale lending-related commitments.

116	JPMorgan Chase & Co./2007 Annual Report

Nonrecurring fair value changes

The following table presents the total change in value of financial instruments for which a fair value adjustment has been included in the Consolidated statement of income for the year ended December 31, 2007, related to financial instruments held at December 31, 2007.

Year ended December 31, 2007 (in millions)	2007
Loans	$(720)
Other assets	(161)
Accounts payable, accrued expense and other liabilities	2
Total nonrecurring fair value gains (losses)	$(879)

In the above table, Loans principally include changes in fair value for loans carried on the balance sheet at the lower of cost or fair value; and Accounts payable, accrued expense and other liabilities principally includes the change in fair value for unfunded lending-related commitments within the leveraged lending portfolio.

Level 3 assets analysis

Level 3 assets (including assets measured at the lower of cost or fair value) were 5% of total Firm assets at December 31, 2007. These assets increased during 2007 principally during the second half of the year, when liquidity in mortgages and other credit products fell dramatically. The increase was primarily due to an increase in leveraged loan balances within level 3 as the ability of the Firm to syndicate this risk to third parties became limited by the credit environment. In addition, there were transfers from level 2 to level 3 during 2007. These transfers were principally for instruments within the mortgage market where inputs which are significant to their valuation became unobservable during the year. Subprime and Alt-A whole loans, subprime home equity securities, commercial mortgage-backed mezzanine loans and credit default swaps referenced to asset-backed securities constituted the majority of the affected instruments, reflecting a significant decline in liquidity in these instruments in the third and fourth quarters of 2007, as new issue activity was nonexistent and independent pricing information was no longer available for these assets.

Transition

In connection with the initial adoption of SFAS 157, the Firm recorded the following on January 1, 2007:

•	A cumulative effect increase to Retained earnings of $287 million, primarily related to the release of profit previously deferred in accordance with EITF 02-3;

•	An increase to pretax income of $166 million ($103 million after-tax) related to the incorporation of the Firm’s creditworthiness in the valuation of liabilities recorded at fair value; and

•	An increase to pretax income of $464 million ($288 million after-tax) related to valuations of nonpublic private equity investments.

Prior to the adoption of SFAS 157, the Firm applied the provisions of EITF 02-3 to its derivative portfolio. EITF 02-3 precluded the recognition of initial trading profit in the absence of: (a) quoted market prices, (b) observable prices of other current market transactions or (c) other observable data supporting a valuation technique. In accordance with EITF 02-3, the Firm recognized the deferred profit in Principal transactions revenue on a systematic basis (typically straight-line amortization over the life of the instruments) and when observable market data became available.

Prior to the adoption of SFAS 157 the Firm did not incorporate an adjustment into the valuation of liabilities carried at fair value on the Consolidated balance sheet. Commencing January 1, 2007, in accordance with the requirements of SFAS 157, an adjustment was made to the valuation of liabilities measured at fair value to reflect the credit quality of the Firm.

Prior to the adoption of SFAS 157, privately held investments were initially valued based upon cost. The carrying values of privately held investments were adjusted from cost to reflect both positive and negative changes evidenced by financing events with third-party capital providers. The investments were also subject to ongoing impairment reviews by private equity senior investment professionals. The increase in pretax income related to nonpublic Private equity investments in connection with the adoption of SFAS 157 was due to there being sufficient market evidence to support an increase in fair values using the SFAS 157 methodology, although there had not been an actual third-party market transaction related to such investments.

Financial disclosures required by SFAS 107

SFAS 107 requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair values. Many but not all of the financial instruments held by the Firm are recorded at fair value on the Consolidated balance sheets. Financial instruments within the scope of SFAS 107 that are not carried at fair value on the Consolidated balance sheets are discussed below. Additionally, certain financial instruments and all nonfinancial instruments are excluded from the scope of SFAS 107. Accordingly, the fair value disclosures required by SFAS 107 provide only a partial estimate of the fair value of JPMorgan Chase. For example, the Firm has developed long-term relationships with its customers through its deposit base and credit card accounts, commonly referred to as core deposit intangibles and credit card relationships. In the opinion of management, these items, in the aggregate, add significant value to JPMorgan Chase, but their fair value is not disclosed in this Note.

Financial instruments for which fair value approximates carrying value

Certain financial instruments that are not carried at fair value on the Consolidated balance sheets are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk. These instruments include cash and due from banks, deposits with banks, federal funds sold, securities purchased under resale agreements with short-dated maturities, securities borrowed, short-term receivables and accrued interest receivable, commercial paper, federal funds purchased, securities sold under repurchase agreements with short-dated maturities, other borrowed funds, accounts payable and accrued liabilities. In addition, SFAS 107 requires that the fair value for deposit liabilities with no stated maturity (i.e., demand, savings and certain money market deposits) be equal to their carrying value. SFAS 107 does not allow for the recognition of the inherent funding value of these instruments.

JPMorgan Chase & Co./2007 Annual Report	117

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JPMorgan Chase & Co.

Financial instruments for which fair value does not approximate carrying value

Loans

The majority of the Firm’s loans are not carried at fair value on a recurring basis on the Consolidated balance sheets nor are they actively traded. The following describes the inputs and assumptions that the Firm considers in arriving at an estimate of fair value for the following portfolios of loans.

Wholesale

Fair value for the wholesale loan portfolio is estimated, primarily using the cost of credit derivatives, which is adjusted to account for the differences in recovery rates between bonds, upon which the cost of credit derivatives is based, and loans.

Consumer

•

Fair values for consumer installment loans (including automobile financings and consumer real estate), for which market rates for comparable loans are readily available, are based upon discounted cash flows adjusted for prepayments. The discount rates used for consumer installment loans are based on the current market rates adjusted for credit, liquidity and other risks that are applicable to a particular asset class.

•

Fair value for credit card receivables is based upon discounted expected cash flows. The discount rates used for credit card receivables incorporate only the effects of interest rate changes, since the expected cash flows already reflect an adjustment for credit risk.

Interest-bearing deposits

Fair values of interest-bearing time deposits are estimated by dis-

counting cash flows using the appropriate market rates for the applicable maturity.

Long-term debt related instruments

Fair value for long-term debt, including the junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities, is based upon current market rates and is adjusted for JPMorgan Chase’s credit quality.

Lending-related commitments

The majority of the Firm’s unfunded lending-related commitments are not carried at fair value on a recurring basis on the Consolidated balance sheets nor are they actively traded. Although there is no liquid secondary market for wholesale commitments, the Firm estimates the fair value of its wholesale lending-related commitments primarily using the cost of credit derivatives (which is adjusted to account for the difference in recovery rates between bonds, upon which the cost of credit derivatives is based, and loans) and loan equivalents (which represent the portion of an unused commitment expected, based upon the Firm’s average portfolio historical experience, to become outstanding in the event an obligor defaults). The Firm estimates the fair value of its consumer commitments to extend credit based upon the primary market prices to originate new commitments. It is the change in current primary market prices that provides the estimate of the fair value of these commitments. On this basis, the estimated fair value of the Firm’s lending-related commitments at December 31, 2007 and 2006, was a liability of $1.9 billion and $210 million, respectively.

The following table presents the carrying value and estimated fair value of financial assets and liabilities as required by SFAS 107.

	2007			2006
December 31, (in billions)	Carrying value	Estimated fair value	Appreciation/ (depreciation)	Carrying value	Estimated fair value	Appreciation/ (depreciation)
Financial assets
Assets for which fair value approximates carrying value	$160.6	$160.6	$—	$150.5	$150.5	$—
Federal funds sold and securities purchased under resale agreements (included $19.1 at fair value at December 31, 2007)	170.9	170.9	—	140.5	140.5	—
Trading assets	491.4	491.4	—	365.7	365.7	—
Securities	85.4	85.4	—	92.0	92.0	—
Loans	510.1	510.7	0.6	475.8	480.0	4.2
Mortgage servicing rights at fair value	8.6	8.6	—	7.5	7.5	—
Other (included $22.2 at fair value at December 31, 2007)	66.6	67.1	0.5	54.3	54.9	0.6
Total financial assets	$1,493.6	$1,494.7	$1.1	$1,286.3	$1,291.1	$4.8
Financial liabilities
Deposits (included $6.4 at fair value at December 31, 2007)	$740.7	$741.3	$(0.6)	$638.8	$638.9	$(0.1)
Federal funds purchased and securities sold under repurchase agreements (included $5.8 at fair value at December 31, 2007)	154.4	154.4	—	162.2	162.2	—
Commercial paper	49.6	49.6	—	18.8	18.8	—
Other borrowed funds (included $10.8 at fair value at December 31, 2007)	28.8	28.8	—	18.1	18.1	—
Trading liabilities	157.9	157.9	—	148.0	148.0	—
Accounts payable, accrued expense and other liabilities	89.0	89.0	—	82.5	82.5	—
Beneficial interests issued by consolidated VIEs (included $3.0 at fair value at December 31, 2007)	14.0	13.9	0.1	16.2	16.2	—
Long-term debt and Junior subordinated deferrable interest debentures (included $70.5 and $25.4 at fair value at December 31, 2007 and 2006, respectively)	199.0	198.7	0.3	145.6	147.1	(1.5)
Total financial liabilities	$1,433.4	$1,433.6	$(0.2)	$1,230.2	$1,231.8	$(1.6)
Net appreciation			$0.9			$3.2

118	JPMorgan Chase & Co./2007 Annual Report

Note 5 – Fair value option

In February 2007, the FASB issued SFAS 159, which is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Firm chose early adoption for SFAS 159 effective January 1, 2007. SFAS 159 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value.

The Firm’s fair value elections were intended to mitigate the volatility in earnings that had been created by recording financial instruments and the related risk management instruments on a different basis of accounting or to eliminate the operational complexities of applying hedge accounting. The following table provides detail regarding the Firm’s elections by consolidated balance sheet line as of January 1, 2007.

(in millions)	Carrying value of financial instruments as of January 1, 2007(c)	Transition gain/(loss) recorded in Retained earnings(d)	Adjusted carrying value of financial instruments as of January 1, 2007
Federal funds sold and securities purchased under resale agreements	$12,970	$(21)	$12,949
Trading assets – Debt and equity instruments	28,841	32	28,873
Loans	759	55	814
Other assets(a)	1,176	14	1,190
Deposits(b)	(4,427)	21	(4,406)
Federal funds purchased and securities sold under repurchase agreements	(6,325)	20	(6,305)
Other borrowed funds	(5,502)	(4)	(5,506)
Beneficial interests issued by consolidated VIEs	(2,339)	5	(2,334)
Long-term debt	(39,025)	198	(38,827)
Pretax cumulative effect of adoption of SFAS 159		320
Deferred income taxes		(122)
Reclassification from Accumulated other comprehensive income (loss)		1
Cumulative effect of adoption of SFAS 159		$199
(a)	Included in Other assets are items, such as receivables, that are eligible for the fair value option election but were not elected by the Firm as these assets are not managed on a fair value basis.
(b)	Included within Deposits are structured deposits that are carried at fair value pursuant to the fair value option. Other time deposits which are eligible for election, but are not managed on a fair value basis, continue to be carried on an accrual basis. Demand deposits are not eligible for election under the fair value option.
(c)	Included in the January 1, 2007, carrying values are certain financial instruments previously carried at fair value by the Firm such as structured liabilities elected pursuant to SFAS 155 and loans purchased as part of the Investment Bank’s trading activities.
(d)	When fair value elections were made, certain financial instruments were reclassified on the Consolidated balance sheet (for example, warehouse loans were moved from Loans to Trading assets). The transition adjustment for these financial instruments has been included in the line item in which they were classified subsequent to the fair value election.

Elections

The following is a discussion of the primary financial instruments for which fair value elections were made and the basis for those elections:

Loans and unfunded lending-related commitments

On January 1, 2007, the Firm elected to record, at fair value, the following:

•

Loans and unfunded lending-related commitments that are extended as part of the Investment Bank’s principal investing activities. The transition amount related to these loans included a reversal of the Allowance for loan losses of $56 million.

•

Certain Loans held-for-sale. These loans were reclassified to Trading assets – Debt and equity instruments. This election enabled the Firm to record loans purchased as part of the Investment Bank’s commercial mortgage securitization activity and proprietary activities at fair value and discontinue SFAS 133 fair value hedge relationships for certain originated loans.

Beginning on January 1, 2007, the Firm chose to elect fair value as the measurement attribute for the following loans originated or purchased after that date:

• Loans purchased or originated as part of the Investment Bank’s securitization warehousing activities

•	Prime mortgage loans originated with the intent to sell within Retail Financial Services (“RFS”)

Warehouse loans elected to be reported at fair value are classified as Trading assets – Debt and equity instruments. For additional information regarding warehouse loans, see Note 16 on pages 139–145 of this Annual Report.

The election to fair value the above loans did not include loans within these portfolios that existed on January 1, 2007, based upon the short holding period of the loans and/or the negligible impact of the elections.

Beginning in the third quarter of 2007, the Firm elected the fair value option for newly originated bridge financing activity in the Investment Bank (“IB”). These elections were made to align further the accounting basis of the bridge financing activities with their related risk management practices. For these activities the loans continue to be classified within Loans on the Consolidated balance sheet; the fair value of the unfunded commitments is recorded within Accounts payable, accrued expense and other liabilities.

JPMorgan Chase & Co./2007 Annual Report	119

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JPMorgan Chase & Co.

Resale and Repurchase Agreements

On January 1, 2007, the Firm elected to record at fair value resale and repurchase agreements with an embedded derivative or a maturity greater than one year. The intent of this election was to mitigate volatility due to the differences in the measurement basis for the agreements (which were previously accounted for on an accrual basis) and the associated risk management arrangements (which are accounted for on a fair value basis). An election was not made for short-term agreements as the carrying value for such agreements generally approximates fair value. For additional information regarding these agreements, see Note 13 on page 136 of this Annual Report.

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

Changes in Fair Value under the Fair Value option election

The following table presents the changes in fair value included in the Consolidated statement of income for the year ended December 31, 2007, for items for which the fair value election was made. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

Year ended December 31, 2007 (in millions)	Principal transactions(b)	Other		Total changes in fair value recorded
Federal funds sold and securities purchased under resale agreements	$580	$—		$580
Trading assets:
Debt and equity instruments, excluding loans	421	(1	)(c)	420
Loans reported as trading assets:
Changes in instrument credit risk	(517)	(157	)(c)	(674)
Other changes in fair value	188	1,033	(c)	1,221
Loans:
Changes in instrument-specific credit risk	102	—		102
Other changes in fair value	40	—		40
Other assets	—	30	(d)	30

Deposits(a)	(906)	—		(906)
Federal funds purchased and securities sold under repurchase agreements	(78)	—		(78)
Other borrowed funds(a)	(412)	—		(412)
Trading liabilities	(17)	—		(17)
Accounts payable, accrued expense and other liabilities	(460)	—		(460)
Beneficial interests issued by consolidated VIEs	(228)	—		(228)
Long-term debt:
Changes in instrument-specific credit risk(a)	771	—		771
Other changes in fair value	(2,985)	—		(2,985)

(a)	Total changes in instrument-specific credit risk related to structured notes was $806 million for the year ended December 31, 2007, which includes adjustments for structured notes classified within Deposits and Other borrowed funds as well as Long-term debt.
(b)	Included in the amounts are gains and losses related to certain financial instruments previously carried at fair value by the Firm such as structured liabilities elected pursuant to SFAS 155 and loans purchased as part of IB trading activities.
(c)	Reported in Mortgage Fees and related income.
(d)	Reported in Other income.

120	JPMorgan Chase & Co./2007 Annual Report

Determination of instrument-specific credit risk for items for which a fair value election was made

The following describes how the gains and losses included in earnings during 2007 that were attributable to changes in instrument-specific credit risk were determined:

•

Loans: for floating-rate instruments, changes in value are all attributed to instrument-specific credit risk. For fixed-rate instruments, an allocation of the changes in value for the period is made between those changes in value that are interest rate-related and changes in value that are credit-related. Allocations are generally based upon an analysis of borrower-specific credit spread and recovery information, where available, or benchmarking to similar entities or industries.

•	Long term debt: changes in value attributable to instrument–specific credit risk were derived principally from observable changes in the Firm’s credit spread. The gain for 2007, was attributable to the widening of the Firm’s credit spread.

•

Resale and repurchase agreements: generally, with a resale or repurchase agreement, there is a requirement that collateral be maintained with a market value equal to or in excess of the principal amount loaned. As a result, there would be no adjustment or an immaterial adjustment for instrument-specific credit related to these agreements.

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of December 31, 2007, for Loans and Long-term debt for which the SFAS 159 fair value option has been elected. The loans were classified in Trading assets – debt and equity instruments or Loans.

December 31, 2007 (in millions)	Remaining aggregate contractual principal amount outstanding	Fair value	Fair value over (under) remaining aggregate contractual principal amount outstanding

Loans
Performing loans 90 days or more past due
Loans reported as Trading assets	$—	$—	$—
Loans	11	11	—
Nonaccrual loans
Loans reported as Trading assets	3,044	1,176	(1,868)
Loans	15	5	(10)
Subtotal	3,070	1,192	(1,878)
All other performing loans
Loans reported as Trading assets	56,164	56,638	474
Loans	9,011	8,580	(431)
Total loans	$68,245	$66,410	$(1,835)
Long-term debt
Principal protected debt	$(24,262)	$(24,033)	$(229)
Nonprincipal protected debt(a)	NA	(46,423)	NA
Total Long-term debt	NA	$(70,456)	NA
FIN 46R long-term beneficial interests
Principal protected debt	$(58)	$(58)	$—
Nonprincipal protected debt(a)	NA	(2,946)	NA
Total FIN 46R long-term beneficial interests	NA	$(3,004)	NA

(a)	Remaining contractual principal not applicable as the return of principal is based upon performance of an underlying variable, and therefore may not occur in full.

At December 31, 2007, the fair value of unfunded lending-related commitments for which the fair value option was elected was a $25 million liability, which is included in Accounts payable, accrued expense and other liabilities. The contractual amount of such commitments was $1.0 billion.

JPMorgan Chase & Co./2007 Annual Report	121

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JPMorgan Chase & Co.

Note 6 – Principal transactions

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

The following table presents Principal transactions revenue.

Year ended December 31, (in millions)	2007	2006	2005
Trading revenue	$4,736	$9,418	$6,263
Private equity gains(a)	4,279	1,360	1,809
Principal transactions	$9,015	$10,778	$8,072

(a)	Includes Private Equity revenue on investments held in the Private Equity business within Corporate and those held in other business segments.

Trading assets and liabilities

Trading assets include debt and equity instruments held for trading purposes that JPMorgan Chase owns (“long” positions), certain loans for which the Firm manages on a fair value basis and has elected the SFAS 159 fair value option and physical commodities inventories that are accounted for at the lower of cost or fair value. Trading liabilities include debt and equity instruments that the Firm has sold to other parties but does not own (“short” positions). The Firm is obligated to purchase instruments at a future date to cover the short positions. Included in Trading assets and Trading liabilities are the reported receivables (unrealized gains) and payables (unrealized losses) related to derivatives. Trading positions are carried at fair value on the Consolidated balance sheets. For a discussion of the valuation of Trading assets and Trading liabilities, see Note 4 on pages 111–118 of this Annual Report.

The following table presents the fair value of Trading assets and Trading liabilities for the dates indicated.

December 31, (in millions)	2007	2006
Trading assets
Debt and equity instruments:
U.S. government and federal agency obligations	$36,535	$17,358
U.S. government-sponsored enterprise obligations	43,838	28,544
Obligations of state and political subdivisions	13,090	9,569
Certificates of deposit, bankers’ acceptances and commercial paper	8,252	8,204
Debt securities issued by non-U.S. governments	69,606	58,387
Corporate debt securities	51,033	62,064
Equity securities	91,212	86,862
Loans(a)	57,814	16,595
Other(b)	42,893	22,554
Total debt and equity instruments	414,273	310,137
Derivative receivables:(c)
Interest rate	36,020	28,932
Credit derivatives	22,083	5,732
Commodity	9,419	10,431
Foreign exchange	5,616	4,260
Equity	3,998	6,246
Total derivative receivables	77,136	55,601
Total trading assets	$491,409	$365,738

December 31, (in millions)	2007	2006
Trading liabilities
Debt and equity instruments(d)	$89,162	$90,488
Derivative payables:(c)
Interest rate	25,542	22,738
Credit derivatives	11,613	6,003
Commodity	6,942	7,329
Foreign exchange	7,552	4,820
Equity	17,056	16,579
Total derivative payables	68,705	57,469
Total trading liabilities	$157,867	$147,957

(a)	The increase from December 31, 2006, is primarily related to loans for which the SFAS 159 fair value option has been elected.
(b)	Consists primarily of private-label mortgage-backed securities and asset-backed securities.
(c)	Included in Trading assets and Trading liabilities are the reported receivables (unrealized gains) and payables (unrealized losses) related to derivatives. These amounts are reported net of cash received and paid of $34.9 billion and $24.6 billion, respectively, at December 31, 2007, and $23.0 billion and $18.8 billion, respectively, at December 31, 2006, under legally enforceable master netting agreements.
(d)	Primarily represents securities sold, not yet purchased.

Average Trading assets and liabilities were as follows for the periods indicated.

Year ended December 31, (in millions)	2007	2006	2005
Trading assets – debt and equity instruments	$381,415	$280,079	$237,073
Trading assets – derivative receivables	65,439	57,368	57,365

Trading liabilities – debt and equity instruments(a)	$94,737	$102,794	$93,102
Trading liabilities – derivative payables	65,198	57,938	55,723

(a)	Primarily represents securities sold, not yet purchased.

Private equity

Private equity investments are recorded in Other assets on the Consolidated balance sheet. The following table presents the carrying value and cost of the Private equity investment portfolio, held by the Private Equity business within Corporate, for the dates indicated.

December 31,	2007		2006(a)
(in millions)	Carrying value	Cost	Carrying value	Cost
Total private equity investments	$7,153	$6,231	$6,081	$7,326

(a)	2006 has been revised to reflect the current presentation.

Private Equity includes investments in buyouts, growth equity and venture opportunities. These investments are accounted for under investment company guidelines. Accordingly, these investments, irrespective of the percentage of equity ownership interest held, are carried on the Consolidated balance sheets at fair value. Realized and unrealized gains and losses arising from changes in value are reported in Principal transactions revenue in the Consolidated statements of income in the period that the gains or losses occur. For a discussion of the valuation of Private equity investments, see Note 4 on pages 111–118 of this Annual Report.

122	JPMorgan Chase & Co./2007 Annual Report

Note 7 – Other noninterest revenue

Investment banking fees

This revenue category includes advisory and equity and debt underwriting fees. Advisory fees are recognized as revenue when the related services have been performed. Underwriting fees are recognized as revenue when the Firm has rendered all services to the issuer and is entitled to collect the fee from the issuer, as long as there are no other contingencies associated with the fee (e.g., the fee is not contingent upon the customer obtaining financing). Underwriting fees are net of syndicate expense. The Firm recognizes credit arrangement and syndication fees as revenue after satisfying certain retention, timing and yield criteria.

The following table presents the components of Investment banking fees.

Year ended December 31, (in millions)	2007	2006	2005
Underwriting:
Equity	$1,713	$1,179	$864
Debt	2,650	2,703	1,969
Total Underwriting	4,363	3,882	2,833
Advisory	2,272	1,638	1,255
Total	$6,635	$5,520	$4,088

Lending & deposit-related fees

This revenue category includes fees from loan commitments, standby letters of credit, financial guarantees, deposit-related fees in lieu of compensating balances, cash management-related activities or transactions, deposit accounts and other loan servicing activities. These fees are recognized over the period in which the related service is provided.

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

Mortgage fees and related income

This revenue category primarily reflects Retail Financial Services’ mortgage banking revenue, including fees and income derived from mortgages originated with the intent to sell; mortgage sales and servicing; the impact of risk management activities associated with the mortgage pipeline, warehouse and MSRs; and revenue related to any residual interests held from mortgage securitizations. This revenue category also includes gains and losses on sales and lower of cost or fair value adjustments for mortgage loans held-for-sale, as well as changes in fair value for mortgage loans originated with the intent to sell and measured at fair value under SFAS 159. For loans measured at fair value under SFAS 159, origination costs are recognized in the associated expense category as incurred. Costs to originate loans held-for-sale and accounted for at the lower of cost or fair value are deferred and recognized as a component of the gain or loss on sale. Net interest income from mortgage loans and securities gains and losses on available-for-sale (“AFS”) securities used in mortgage-related risk management activities are not included in Mortgage fees and related income. For a further discussion of MSRs, see Note 18 on pages 154–156 of this Annual Report.

Credit card income

This revenue category includes interchange income from credit and debit cards and servicing fees earned in connection with securitization activities. Volume-related payments to partners and expense for rewards programs are netted against interchange income. Expense related to rewards programs are recorded when the rewards are earned by the customer. Other fee revenue is recognized as earned, except for annual fees, which are deferred and recognized on a straight-line basis over the 12-month period to which they pertain. Direct loan origination costs are also deferred and recognized over a 12-month period.

Credit card revenue sharing agreements

The Firm has contractual agreements with numerous affinity organizations and co-brand partners, which grant the Firm exclusive rights to market to the members or customers of such organizations and partners. These organizations and partners endorse the credit card programs and provide their mailing lists to the Firm, and they may also conduct marketing activities and provide awards under the various credit card programs. The terms of these agreements generally range from three to 10 years. The economic incentives the Firm pays to the endorsing organizations and partners typically include payments based upon new account originations, charge volumes, and the cost of the endorsing organizations’ or partners’ marketing activities and awards.

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

JPMorgan Chase & Co./2007 Annual Report	123

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JPMorgan Chase & Co.

Note 8 – Interest income and Interest expense

Details of Interest income and Interest expense were as follows.

Year ended December 31, (in millions)	2007	2006	2005
Interest income(a)
Loans	$36,660	$33,121	$26,056
Securities	5,232	4,147	3,129
Trading assets	17,041	10,942	9,117
Federal funds sold and securities purchased under resale agreements	6,497	5,578	3,562
Securities borrowed	4,539	3,402	1,618
Deposits with banks	1,418	1,265	660
Interests in purchased receivables(b)	—	652	933
Total interest income	71,387	59,107	45,075
Interest expense(a)
Interest-bearing deposits	21,653	17,042	9,986
Short-term and other liabilities	16,142	14,086	10,002
Long-term debt	6,606	5,503	4,160
Beneficial interests issued by consolidated VIEs	580	1,234	1,372
Total interest expense	44,981	37,865	25,520
Net interest income	26,406	21,242	19,555
Provision for credit losses	6,864	3,270	3,483
Net interest income after Provision for credit losses	$19,542	$17,972	$16,072

(a)	Interest income and Interest expense include the current period interest accruals for financial instruments measured at fair value except for financial instruments containing embedded derivatives that would be separately accounted for in accordance with SFAS 133 absent the SFAS 159 fair value election; for those instruments, all changes in value, including any interest elements, are reported in Principal transactions revenue.
(b)	As a result of restructuring certain multi-seller conduits the Firm administers, JPMorgan Chase deconsolidated $29 billion of Interests in purchased receivables, $3 billion of Loans and $1 billion of Securities, and recorded $33 billion of lending-related commitments during the second quarter of 2006.

Note 9 – Pension and other postretirement employee benefit plans

The Firm’s defined benefit pension plans are accounted for in accordance with SFAS 87 and SFAS 88, and its other postretirement employee benefit (“OPEB”) plans are accounted for in accordance with SFAS 106. In September 2006, the FASB issued SFAS 158, which requires companies to recognize on their Consolidated balance sheets the overfunded or underfunded status of their defined benefit postretirement plans, measured as the difference between the fair value of plan assets and the benefit obligation. SFAS 158 requires unrecognized amounts (e.g., net loss and prior service costs) to be recognized in Accumulated other comprehensive income (“AOCI”) and that these amounts be adjusted as they are subsequently recognized as components of net periodic benefit cost based upon the current amortization and recognition requirements of SFAS 87 and SFAS 106. The Firm prospectively adopted SFAS 158 on December 31, 2006, and recorded an after-tax charge to AOCI of $1.1 billion at that date.

SFAS 158 also eliminates the provisions of SFAS 87 and SFAS 106 that allow plan assets and obligations to be measured as of a date not more than three months prior to the reporting entity’s balance sheet date. The Firm uses a measurement date of December 31 for its defined benefit pension and OPEB plans; therefore, this provision of SFAS 158 had no effect on the Firm’s financial statements.

For the Firm’s defined benefit pension plans, fair value is used to determine the expected return on plan assets. For the Firm’s OPEB plans, a calculated value that recognizes changes in fair value over a five-year period is used to determine the expected return on plan assets. Amortization of net gains and losses is included in annual net periodic benefit cost if, as of the beginning of the year, the net gain or loss exceeds 10 percent of the greater of the projected benefit obligation or the fair value of the plan assets. Any excess, as well as prior service costs, are amortized over the average future service period of defined benefit pension plan participants, which for the U.S. defined benefit pension plan is currently 10 years. For OPEB plans, any excess net gains and losses also are amortized over the average future service period, which is currently six years; however, prior service costs are amortized over the average years of service remaining to full eligibility age, which is currently four years.

124	JPMorgan Chase & Co./2007 Annual Report

Defined benefit pension plans

The Firm has a qualified noncontributory U.S. defined benefit pension plan that provides benefits to substantially all U.S. employees. The U.S. plan employs a cash balance formula, in the form of pay and interest credits, to determine the benefits to be provided at retirement, based upon eligible compensation and years of service. Employees begin to accrue plan benefits after completing one year of service, and benefits generally vest after five years of service (effective January 1, 2008, benefits will vest after three years of service). The Firm also offers benefits through defined benefit pension plans to qualifying employees in certain non-U.S. locations based upon factors such as eligible compensation, age and/or years of service.

It is the Firm’s policy to fund the pension plans in amounts sufficient to meet the requirements under applicable employee benefit and local tax laws. The amount of potential 2008 contributions to its U.S. defined benefit pension plans, if any, is not reasonably estimable at this time. The amount of potential 2008 contributions to its non-U.S. defined benefit pension plans is $33 million.

JPMorgan Chase also has a number of defined benefit pension plans not subject to Title IV of the Employee Retirement Income Security Act. The most significant of these plans is the Excess Retirement Plan, pursuant to which certain employees earn pay and interest credits on compensation amounts above the maximum stipulated by law under a qualified plan. The Excess Retirement Plan is a nonqualified, noncontributory U.S. pension plan with an unfunded projected benefit obligation in the amount of $262 million and $301 million, at December 31, 2007 and 2006, respectively.

Defined contribution plans

JPMorgan Chase offers several defined contribution plans in the U.S. and in certain non-U.S. locations, all of which are administered in accordance with applicable local laws and regulations. The most significant of these plans is The JPMorgan Chase 401(k) Savings Plan (the “401(k) Savings Plan”), which covers substantially all U.S. employees. The 401(k) Savings Plan allows employees to make pretax and Roth 401(k) contributions to tax-deferred investment portfolios.

The JPMorgan Chase Common Stock Fund, which is an investment option under the 401(k) Savings Plan, is a nonleveraged employee stock ownership plan. The Firm matches eligible employee contributions up to a certain percentage of benefits-eligible compensation per pay period, subject to plan and legal limits. Employees begin to receive matching contributions after completing a one-year-of-service requirement and are immediately vested in the Firm’s contributions when made. Employees with total annual cash compensation of $250,000 or more are not eligible for matching contributions. The 401(k) Savings Plan also permits discretionary profit-sharing contributions by participating companies for certain employees, subject to a specified vesting schedule.

OPEB plans

JPMorgan Chase offers postretirement medical and life insurance benefits (“OPEB”) to certain retirees and postretirement medical benefits to qualifying U.S. employees. These benefits vary with length of service and date of hire and provide for limits on the Firm’s share of covered medical benefits. The medical benefits are contributory, while the life insurance benefits are noncontributory. Postretirement medical benefits also are offered to qualifying U.K. employees.

JPMorgan Chase’s U.S. OPEB obligation is funded with corporate-owned life insurance (“COLI”) purchased on the lives of eligible employees and retirees. While the Firm owns the COLI policies, COLI proceeds (death benefits, withdrawals and other distributions) may be used only to reimburse the Firm for its net postretirement benefit claim payments and related administrative expense. The U.K. OPEB plan is unfunded.

JPMorgan Chase & Co./2007 Annual Report	125

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JPMorgan Chase & Co.

The following table presents the changes in benefit obligations and plan assets, funded status and accumulated benefit obligations amounts reported on the Consolidated balance sheets for the Firm’s U.S. and non-U.S. defined benefit pension and OPEB plans:

As of or for the year ended December 31, (in millions)	Defined benefit pension plans
	U.S.		Non-U.S.			OPEB plans(d)
	2007	2006	2007	2006		2007	2006
Change in benefit obligation
Benefit obligation, beginning of year	$(8,098)	$(8,054)	$(2,917)	$(2,378)		$(1,443)	$(1,395)
Benefits earned during the year	(270)	(281)	(36)	(37)		(7)	(9)
Interest cost on benefit obligations	(468)	(452)	(144)	(120)		(74)	(78)
Plan amendments	—	—	2	2		—	—
Liabilities of newly material plans	—	—	(5)	(154	)(c)	—	—
Employee contributions	NA	NA	(3)	(2)		(57)	(50)
Net gain (loss)	494	(200)	327	(23)		231	(55)
Benefits paid	789	856	90	68		165	177
Expected Medicare Part D subsidy receipts	NA	NA	NA	NA		(11)	(13)
Curtailments	—	33	4	2		(6)	(12)
Settlements	—	—	24	37		—	—
Special termination benefits	—	—	(1)	(1)		(1)	(2)
Foreign exchange impact and other	(3)	—	(84)	(311)		(1)	(6)
Benefit obligation, end of year	$(7,556)	$(8,098)	$(2,743)	$(2,917)		$(1,204)	$(1,443)
Change in plan assets
Fair value of plan assets, beginning of year	$9,955	$9,617	$2,813	$2,223		$1,351	$1,329
Actual return on plan assets	753	1,151	57	94		87	120
Firm contributions	37	43	92	241		3	2
Employee contributions	—	—	3	2		—	—
Assets of newly material plans	—	—	3	67	(c)	—	—
Benefits paid	(789)	(856)	(90)	(68)		(35)	(100)
Settlements	—	—	(24)	(37)		—	—
Foreign exchange impact and other	4	—	79	291		—	—
Fair value of plan assets, end of year	$9,960 (b)	$9,955 (b)	$2,933	$2,813		$1,406	$1,351
Funded (unfunded) status(a)	$2,404	$1,857	$190	$(104)		$202	$(92)
Accumulated benefit obligation, end of year	$(7,184)	$(7,679)	$(2,708)	$(2,849)		NA	NA

(a)	Overfunded plans with an aggregate balance of $3.3 billion and $2.3 billion at December 31, 2007 and 2006, respectively, are recorded in Other assets. Underfunded plans with an aggregate balance of $491 million and $596 million at December 31, 2007 and 2006, respectively, are recorded in Accounts payable, accrued expense and other liabilities.
(b)	At December 31, 2007 and 2006, approximately $299 million and $282 million, respectively, of U.S. plan assets related to participation rights under participating annuity contracts.
(c)	Reflects adjustments related to pension plans in Germany and Switzerland, which have defined benefit pension obligations that were not previously measured under SFAS 87 due to immateriality.
(d)	Includes an unfunded accumulated postretirement benefit obligation of $49 million and $52 million at December 31, 2007 and 2006, respectively, for the U.K. plan.

The following table presents pension and OPEB amounts recorded in Accumulated other comprehensive income (loss), before tax.

	Defined benefit pension plans
As of or for the year ended December 31, (in millions)	U.S.		Non-U.S.		OPEB plans
	2007	2006	2007	2006	2007	2006
Net loss	$(250)	$(783)	$(434)	$(669)	$(98)	$(335)
Prior service cost (credit)	(31)	(36)	2	—	58	77
Accumulated other comprehensive income (loss), before tax, end of year	$(281)	$(819)	$(432)	$(669)	$(40)	$(258)

126	JPMorgan Chase & Co./2007 Annual Report

The following table presents the components of Net periodic benefit costs reported in the Consolidated statements of income and Other comprehensive income for the Firm’s U.S. and non-U.S. defined benefit pension and OPEB plans.

	Defined benefit pension plans
	U.S.			Non-U.S.			OPEB plans
Year ended December 31, (in millions)	2007	2006	2005	2007	2006	2005	2007	2006	2005
Components of Net periodic benefit cost
Benefits earned during the year	$270	$281	$293	$36	$37	$25	$7	$9	$13
Interest cost on benefit obligations	468	452	453	144	120	104	74	78	81
Expected return on plan assets	(714)	(692)	(694)	(153)	(122)	(109)	(93)	(93)	(90)
Amortization:
Net loss	—	12	4	55	45	38	14	29	12
Prior service cost (credit)	5	5	5	—	—	1	(16)	(19)	(10)
Curtailment (gain) loss	—	2	3	—	1	—	2	2	(17)
Settlement (gain) loss	—	—	—	(1)	4	—	—	—	—
Special termination benefits	—	—	—	1	1	—	1	2	1
Net periodic benefit cost	29	60	64	82	86	59	(11)	8	(10)
Other defined benefit pension plans(a)	4	2	3	27	36	39	NA	NA	NA
Total defined benefit plans	33	62	67	109	122	98	(11)	8	(10)
Total defined contribution plans	268	254	237	219	199	155	NA	NA	NA
Total pension and OPEB cost included in Compensation expense	$301	$316	$304	$328	$321	$253	$(11)	$8	$(10)
Changes in plan assets and benefit obligations recognized in Other comprehensive income
Net gain arising during the year	$(533)	NA	NA	$(176)	NA	NA	$(223)	NA	NA
Prior service credit arising during the year	—	NA	NA	(2)	NA	NA	—	NA	NA
Amortization of net loss	—	NA	NA	(55)	NA	NA	(14)	NA	NA
Amortization of prior service cost (credit)	(5)	NA	NA	—	NA	NA	16	NA	NA
Curtailment (gain) loss	—	NA	NA	(5)	NA	NA	3	NA	NA
Settlement loss	—	NA	NA	1	NA	NA	—	NA	NA
Total recognized in Other comprehensive income	(538)	NA	NA	(237)	NA	NA	(218)	NA	NA
Total recognized in Net periodic benefit cost and Other comprehensive income	$(509)	NA	NA	$(155)	NA	NA	$(229)	NA	NA

(a)	Includes various defined benefit pension plans, which are individually immaterial.

JPMorgan Chase & Co./2007 Annual Report	127

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JPMorgan Chase & Co.

The estimated amounts that will be amortized from AOCI into Net periodic benefit cost, before tax, in 2008 are as follows.

Year ended December 31, 2008 (in millions)	Defined benefit pension plans		OPEB plans
	U.S.	Non-U.S.	U.S.	Non-U.S.
Net loss	$—	$ 27	$—	$ —
Prior service cost (credit)	4	—	(15)	—
Total	$4	$ 27	$(15)	$ —

Plan assumptions

JPMorgan Chase’s expected long-term rate of return for U.S. defined benefit pension and OPEB plan assets is a blended average of the investment advisor’s projected long-term (10 years or more) returns for the various asset classes, weighted by the asset allocation. Returns on asset classes are developed using a forward-looking building-block approach and are not strictly based upon historical returns. Equity returns are generally developed as the sum of inflation, expected real earnings growth and expected long-term dividend yield. Bond returns are generally developed as the sum of inflation, real bond yield and risk spread (as appropriate), adjusted for the expected effect on returns from changing yields. Other asset-class returns are derived from their relationship to the equity and bond markets.

For the U.K. defined benefit pension plans, which represent the most significant of the non-U.S. defined benefit pension plans, procedures similar to those in the U.S. are used to develop the expected long-term rate of return on defined benefit pension plan assets, taking into consideration local market conditions and the specific allocation of plan assets. The expected long-term rate of return on U.K. plan assets is an average of projected long-term returns for each asset class, selected by reference to the yield on long-term U.K. government bonds and “AA”-rated long-term corporate bonds, plus an equity risk premium above the risk-free rate.

The discount rate used in determining the benefit obligation under the U.S. defined benefit pension and OPEB plans was selected by reference to the yield on a portfolio of bonds with redemption dates and coupons that closely match each of the plan’s projected cash flows; such portfolio is derived from a broad-based universe of high-quality corporate bonds as of the measurement date. In years in which this hypothetical bond portfolio generates excess cash, such excess is assumed to be reinvested at the one-year forward rates implied by the Citigroup Pension Discount Curve published as of the measurement date. The discount rate for the U.K. defined benefit pension and OPEB plans represents a rate implied from the yield curve of the year-end iBoxx £ corporate “AA” 15-year-plus bond index with a duration corresponding to that of the underlying benefit obligations.

The following tables present the weighted-average annualized actuarial assumptions for the projected and accumulated postretirement benefit obligations and the components of net periodic benefit costs for the Firm’s U.S. and non-U.S. defined benefit pension and OPEB plans, as of and for the periods indicated.

Weighted-average assumptions used to determine benefit obligations

	U.S.		Non-U.S.
December 31,	2007	2006	2007	2006
Discount rate:
Defined benefit pension plans	6.60%	5.95%	2.25-5.80%	2.25-5.10%
OPEB plans	6.60	5.90	5.80	5.10
Rate of compensation increase	4.00	4.00	3.00-4.25	3.00-4.00
Health care cost trend rate:
Assumed for next year	9.25	10.00	5.75	6.63
Ultimate	5.00	5.00	4.00	4.00
Year when rate will reach ultimate	2014	2014	2010	2010

128	JPMorgan Chase & Co./2007 Annual Report

Weighted-average assumptions used to determine Net periodic benefit costs

	U.S.				Non-U.S.
Year ended December 31,	2007	2006	2005		2007	2006	2005
Discount rate:
Defined benefit pension plans	5.95%	5.70%	5.75%		2.25-5.10%	2.00-4.70%	2.00-5.30%
OPEB plans	5.90	5.65	5.25-5.75	(a)	5.10	4.70	5.30
Expected long-term rate of return on plan assets:
Defined benefit pension plans	7.50	7.50	7.50		3.25-5.60	3.25-5.50	3.25-5.75
OPEB plans	7.00	6.84	6.80		NA	NA	NA
Rate of compensation increase	4.00	4.00	4.00		3.00-4.00	3.00-3.75	1.75-3.75
Health care cost trend rate:
Assumed for next year	10.00	10.00	10.00		6.63	7.50	7.50
Ultimate	5.00	5.00	5.00		4.00	4.00	4.00
Year when rate will reach ultimate	2014	2013	2012		2010	2010	2010

(a)	The OPEB plan was remeasured as of August 1, 2005, and a rate of 5.25% was used from the period of August 1, 2005, through December 31, 2005.

The following table presents the effect of a one-percentage-point change in the assumed health care cost trend rate on JPMorgan Chase’s total service and interest cost and accumulated postretirement benefit obligation:

For the year ended December 31, 2007 (in millions)	1-Percentage- point increase	1-Percentage- point decrease

Effect on total service and interest costs	$ 4	$ (3)
Effect on accumulated postretirement benefit obligation	59	(51)

At December 31, 2007, the Firm increased the discount rates used to determine its benefit obligations for the U.S. defined benefit pension and OPEB plans based upon current market interest rates, which will result in a decrease in expense of approximately $10 million for 2008. The 2008 expected long-term rate of return on U.S. pension plan assets and U.S. OPEB plan assets remained at 7.50% and 7.00%, respectively. The health care benefit obligation trend assumption declined from 10% in 2007 to 9.25% in 2008, declining to a rate of 5% in 2014. As of December 31, 2007, the interest crediting rate assumption and the assumed rate of compensation increase remained at 5.25% and 4.00%, respectively. At December 31, 2007, pension plan demographic assumptions were revised to reflect recent experience relating to form and timing of benefit distributions, and rates of turnover, which will result in a decrease in expense of approximately $9 million for 2008.

JPMorgan Chase’s U.S. defined benefit pension and OPEB plan expense is most sensitive to the expected long-term rate of return on plan assets. With all other assumptions held constant, a 25–basis point decline in the expected long-term rate of return on U.S. plan assets would result in an increase of approximately $27 million in 2008 U.S. defined benefit pension and OPEB plan expense. A 25–basis point decline in the discount rate for the U.S. plans would result in a decrease in 2008 U.S. defined benefit pension and OPEB plan expense of approximately $3 million and an increase in the related projected benefit obligations of approximately $171 million. A 25-basis point decline in the discount rates for the non-U.S. plans would result in an increase in the 2008 non-U.S. defined benefit pension and OPEB plan expense of approximately $21 million. A 25-basis point increase in the interest crediting rate for the U.S. defined benefit pension plan would result in an increase in 2008 U.S. defined benefit pension expense of approximately $9 million and an increase in the related projected benefit obligations of approximately $64 million.

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

The Firm’s U.S. defined benefit pension plan assets are held in various trusts and are invested in a well-diversified portfolio of equities (including U.S. large and small capitalization and international equities), fixed income (including corporate and government bonds), Treasury inflation-indexed and high-yield securities, real estate, cash equivalents and alternative investments. Non-U.S. defined benefit pension plan assets are held in various trusts and are similarly invested in well-diversified portfolios of equity, fixed income and other securities. Assets of the Firm’s COLI policies, which are used to fund partially the U.S. OPEB plan, are held in separate accounts with an insurance company and are invested in equity and fixed income index funds. In addition, tax-exempt municipal debt securities, held in a trust, were used to fund the U.S. OPEB plan in prior periods; as of December 31, 2006, there are no remaining assets in the trust. As of December 31, 2007, the assets used to fund the Firm’s U.S. and non-U.S. defined benefit pension and OPEB plans do not include JPMorgan Chase common stock, except in connection with investments in third-party stock-index funds.

JPMorgan Chase & Co./2007 Annual Report	129

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JPMorgan Chase & Co.

The following table presents the weighted-average asset allocation of the fair values of total plan assets at December 31 for the years indicated, and the respective approved range/target allocation by asset category, for the Firm’s U.S. and non-U.S. defined benefit pension and OPEB plans.

	Defined benefit pension plans
	U.S.			Non-U.S.			OPEB plans(b)
December 31,	Target Allocation	% of plan assets		Target Allocation	% of plan assets		Target Allocation	% of plan assets
		2007	2006		2007	2006 (a)		2007	2006
Asset category
Debt securities	10-30%	28%	31%	69%	70%	70%	50%	50%	50%
Equity securities	25-60	45	55	26	25	26	50	50	50
Real estate	5-20	9	8	1	1	1	—	—	—
Alternatives	15-50	18	6	4	4	3	—	—	—
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

(a)	Represents the U.K. defined benefit pension plans only.
(b)	Represents the U.S. OPEB plan only, as the U.K. OPEB plan is unfunded.

The following table presents the actual rate of return on plan assets for the U.S. and non-U.S. defined benefit pension and OPEB plans.

	U.S.			Non-U.S.
December 31,	2007	2006	2005	2007	2006	2005
Actual rate of return:
Defined benefit pension plans	7.96%	13.40%	7.50%	0.06-7.51%	2.80-7.30%	2.70-15.90%
OPEB plans	6.51	9.30	3.30	NA	NA	NA

Estimated future benefit payments

The following table presents benefit payments expected to be paid, which include the effect of expected future service, for the years indicated. The OPEB medical and life insurance payments are net of expected retiree contributions.

Year ended December 31, (in millions)	U.S. defined benefit pension plans	Non-U.S. defined benefit pension plans	OPEB before Medicare Part D subsidy	Medicare Part D subsidy
2008	$ 902	$ 89	$ 119	$ 11
2009	922	93	120	12
2010	587	97	122	13
2011	603	105	123	14
2012	626	111	124	16
Years 2013–2017	3,296	626	597	95

130	JPMorgan Chase & Co./2007 Annual Report

Note 10 – Employee stock-based incentives

Effective January 1, 2006, the Firm adopted SFAS 123R and all related interpretations using the modified prospective transition method. SFAS 123R requires all share-based payments to employees, including employee stock options and stock appreciation rights (“SARs”), to be measured at their grant date fair values. Results for prior periods have not been retrospectively adjusted. The Firm also adopted the transition election provided by FSP FAS 123(R)-3.

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

Upon adopting SFAS 123R, the Firm began to recognize in the Consolidated statements of income compensation expense for unvested stock options previously accounted for under APB 25. Additionally, JPMorgan Chase recognized as compensation expense an immaterial cumulative effect adjustment resulting from the SFAS 123R requirement to estimate forfeitures at the grant date instead of recognizing them as incurred. Finally, the Firm revised its accounting policies for share-based payments granted to employees eligible for continued vesting under specific age and service or service-related provisions (“full career eligible employees”) under SFAS 123R. Prior to adopting SFAS 123R, the Firm’s accounting policy for share-based payment awards granted to full career eligible employees was to recognize compensation cost over the award’s stated service period. Beginning with awards granted to full career eligible employees in 2006, JPMorgan Chase recognized compensation expense on the grant date without giving consideration to the impact of post-employment restrictions. In the first quarter of 2006, the Firm also began to accrue the estimated cost of stock awards granted to full career eligible employees in the following year.

In June 2007, the FASB ratified EITF 06-11, which requires that realized tax benefits from dividends or dividend equivalents paid on equity-classified share-based payment awards that are charged to retained earnings should be recorded as an increase to additional paid-in capital and included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. Prior to the issuance of EITF 06-11, the Firm did not include these tax benefits as part of this pool of excess tax benefits. The Firm adopted EITF 06-11 on January 1, 2008. The adoption of this consensus did not have an impact on the Firm’s Consolidated balance sheet or results of operations.

Employee stock-based awards

In 2007 and 2006, JPMorgan Chase granted long-term stock-based awards to certain key employees under the 2005 Long-Term Incentive Plan (the “2005 Plan”). In 2005, JPMorgan Chase granted long-term stock-based awards under the 1996 Long-Term Incentive Plan as amended (the “1996 plan”) until May 2005, and after May 2005, under the 2005 Plan thereafter to certain key employees. These two plans, plus prior Firm plans and plans assumed as the result of acquisitions, constitute the Firm’s stock-based compensation plans (“LTI Plans”). The 2005 Plan became effective on May 17, 2005, after approval by shareholders at the 2005 annual meeting. The 2005 Plan replaced three existing stock-based compensation plans – the 1996 Plan and two non-shareholder approved plans – all of which expired before the effectiveness of the 2005 Plan. Under the terms of the 2005 Plan, 275 million shares of common stock are available for issuance during its five-year term. The 2005 Plan is the only active plan under which the Firm is currently granting stock-based incentive awards.

Restricted stock units (“RSUs”) are awarded at no cost to the recipient upon their grant. RSUs are generally granted annually and generally vest 50 percent after two years and 50 percent after three years and convert to shares of common stock at the vesting date. In addition, RSUs typically include full career eligibility provisions, which allow employees to continue to vest upon voluntary termination, subject to post-employment and other restrictions. All of these awards are subject to forfeiture until the vesting date. An RSU entitles the recipient to receive cash payments equivalent to any dividends paid on the underlying common stock during the period the RSU is outstanding.

Under the LTI Plans, stock options and SARs have been granted with an exercise price equal to the fair value of JPMorgan Chase’s common stock on the grant date. The Firm typically awards SARs to certain key employees once per year, and it also periodically grants discretionary share-based payment awards to individual employees, primarily in the form of both employee stock options and SARs. The 2007 grant of SARs to key employees vests ratably over five years (i.e., 20 percent per year) and the 2006 and 2005 awards vest one-third after each of years 3, 4 and 5. These awards do not include any full career eligibility provisions and all awards generally expire 10 years after the grant date.

The Firm separately recognizes compensation expense for each tranche of each award as if it were a separate award with its own vesting date. For each tranche granted (other than grants to employees who are full career eligible at the grant date), compensation expense is recognized on a straight-line basis from the grant date until the vesting date of the respective tranche, provided that the employees will not become full career eligible during the vesting period. For each tranche granted to employees who will become full career eligible during the vesting period, compensation expense is recognized on a straight-line basis from the grant date until the earlier of the employee’s full career eligibility date or the vesting date of the respective tranche.

JPMorgan Chase & Co./2007 Annual Report	131

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JPMorgan Chase & Co.

The Firm’s policy for issuing shares upon settlement of employee share-based payment awards is to issue either new shares of common stock or treasury shares. On April 17, 2007, the Board of Directors approved a stock repurchase program that authorizes the repurchase of up to $10.0 billion of the Firm’s common shares, which supersedes an $8.0 billion stock repurchase program approved in 2006. The $10.0 billion authorization includes shares to be repurchased to offset issuances under the Firm’s employee stock-based plans. During 2007, the Firm settled all of its employee stock-based awards by issuing treasury shares.

In December 2005, the Firm accelerated the vesting of approximately 41 million unvested, out-of-the-money employee stock options granted in 2001 under the Growth and Performance Incentive Program, which were scheduled to vest in January 2007. These options were not modified other than to accelerate vesting. The related expense was approximately $145 million, and was recognized as compensation expense in the fourth quarter of 2005. The Firm believed that at the time the options were accelerated they had limited economic value since the exercise price of the accelerated options was $51.22 and the closing price of the Firm’s common stock on the effective date of the acceleration was $39.69.

RSU activity

Compensation expense for RSUs is measured based upon the number of shares granted multiplied by the stock price at the grant date, and is recognized in Net income as previously described. The following table summarizes JPMorgan Chase’s RSU activity for 2007.

Year ended December 31, 2007

(in thousands, except weighted average data)	Number of Shares		Weighted- average grant date fair value
Outstanding, January 1	88,456	#	$ 38.50
Granted	47,608		48.29
Vested	(30,925)		38.09
Forfeited	(6,122)		42.56
Outstanding, December 31	99,017	#	$ 43.11

The total fair value of shares that vested during the years ended December 31, 2007, 2006 and 2005, was $1.5 billion, $1.3 billion and $1.1 billion, respectively.

Employee stock option and SARs activity

Compensation expense, which is measured at the grant date as the fair value of employee stock options and SARs, is recognized in Net income as described above.

The following table summarizes JPMorgan Chase’s employee stock option and SARs activity for the year ended December 31, 2007, including awards granted to key employees and awards granted in prior years under broad-based plans.

Year ended December 31, 2007

(in thousands, except weighted-average data)	Number of options/SARs	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding, January 1	376,227 #	$ 40.31
Granted	21,446	46.65
Exercised	(64,453)	34.73
Forfeited	(1,410)	40.13
Canceled	(5,879)	48.10
Outstanding, December 31	325,931 #	$ 41.70	4.0	$1,601,780
Exercisable, December 31	281,327	41.44	3.2	1,497,992

The weighted-average grant date per share fair value of stock options and SARs granted during the years ended December 31, 2007, 2006 and 2005, was $13.38, $10.99 and $10.44, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $937 million, $994 million and $364 million, respectively.

132	JPMorgan Chase & Co./2007 Annual Report

Impact of adoption of SFAS 123R

During 2006, the incremental expense related to the Firm’s adoption of SFAS123R was $712 million. This amount represents an accelerated noncash recognition of costs that would otherwise have been incurred in future periods. Also as a result of adopting SFAS 123R, the Firm’s Income from continuing operations (pretax) for the year ended December 31, 2006, was lower by $712 million, and each of Income from continuing operations (after-tax), and Net income for the year ended December 31, 2006, was lower by $442 million, than if the Firm had continued to account for share-based compensation under APB 25 and SFAS 123. Basic and diluted earnings per share from continuing operations, as well as basic and diluted Net income per share, for the year ended December 31, 2006 were $.13 and $.12 lower, respectively, than if the Firm had not adopted SFAS 123R.

The Firm recognized noncash compensation expense related to its various employee stock-based incentive awards of $2.0 billion, $2.4 billion (including the $712 million incremental impact of adopting SFAS 123R) and $1.6 billion for the years ended December 31, 2007, 2006, and 2005, respectively, in its Consolidated statements of income. These amounts included an accrual for the estimated cost of stock awards to be granted to full career eligible employees of $500 million and $498 million for the years ended December 31, 2007 and 2006 respectively. At December 31, 2007, approximately $1.3 billion (pretax) of compensation cost related to unvested awards has not yet been charged to Net income. That cost is expected to be amortized into compensation expense over a weighted-average period of 1.4 years. The Firm does not capitalize any compensation cost related to share-based compensation awards to employees.

Cash flows and tax benefits

Prior to adopting SFAS 123R, the Firm presented all tax benefits of deductions resulting from share-based compensation awards as operating cash flows in its Consolidated statements of cash flows. Beginning in 2006, SFAS 123R requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation expense recognized for those share-based compensation awards (i.e., excess tax benefits) to be classified as financing cash flows.

The total income tax benefit related to stock-based compensation arrangements recognized in the Firm’s Consolidated statements of income for the years ended December 31, 2007, 2006 and 2005, was $810 million, $947 million and $625 million, respectively.

The following table sets forth the cash received from the exercise of stock options under all share-based compensation arrangements and the actual tax benefit realized related to the tax deduction from the exercise of stock options.

Year ended December 31, (in millions)	2007	2006	2005
Cash received for options exercised	$2,023	$1,924	$635
Tax benefit realized	238	211	65

Comparison of the fair and intrinsic value measurement methods

The following table presents Net income and basic and diluted earnings per share as reported, and as if all 2005 share-based payment awards were accounted for at fair value. All 2007 and 2006 awards were accounted for at fair value.

Year ended December 31,
(in millions, except per share data)		2005
Net income as reported		$8,483
Add:	Employee stock-based compensation expense included in reported Net income, net of related tax effects	938
Deduct:	Employee stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(1,015)
Pro forma Net income		$8,406

Earnings per share:
Basic:	As reported	$2.43
	Pro forma	2.40
Diluted:	As reported	$2.38
	Pro forma	2.36

The following table presents the assumptions used to value employee stock options and SARs granted during the period under the Black-Scholes valuation model.

Year ended December 31,	2007	2006	2005
Weighted-average annualized valuation assumptions
Risk-free interest rate	4.78%	5.11%	4.25%
Expected dividend yield	3.18	2.89	3.79
Expected common stock price volatility	33	23	37
Expected life (in years)	6.8	6.8	6.8

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

The expected life assumption is an estimate of the length of time that an employee might hold an option or SAR before it is exercised or canceled. The expected life assumption was developed using historic experience.

JPMorgan Chase & Co./2007 Annual Report	133

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JPMorgan Chase & Co.

Note 11 – Noninterest expense

Merger costs

On July 1, 2004, Bank One Corporation merged with and into JPMorgan Chase (“the Merger”). Costs associated with the Merger and the Bank of New York transaction are reflected in the Merger costs caption of the Consolidated statements of income. A summary of such costs, by expense category, is shown in the following table for 2007, 2006 and 2005.

Year ended December 31, (in millions)	2007	2006	2005
Expense category
Compensation	$(19)	$26	$238
Occupancy	17	25	(77)
Technology and communications and other	188	239	561
Bank of New York transaction(a)	23	15	—
Total(b)	$209	$305	$722

(a)	Represents Compensation and Technology and communications and other.
(b)	With the exception of occupancy-related write-offs, all of the costs in the table require the expenditure of cash.

The table below shows the change in the liability balance related to the costs associated with the Merger.

Year ended December 31, (in millions)	2007	2006	2005
Liability balance, beginning of period	$155	$311	$952
Recorded as merger costs	186	290	722
Recorded as goodwill	(60)	—	(460)
Liability utilized	(281)	(446)	(903)
Liability balance, end of period(a)	$—	$155	$311

(a)	Excludes $10 million and $21 million at December 31, 2007 and 2006, respectively, related to the Bank of New York transaction.

Note 12 – Securities

Securities are classified as AFS, Held-to-maturity (“HTM”) or Trading. Trading securities are discussed in Note 6 on page 122 of this Annual Report. Securities are classified primarily as AFS when purchased as part of the Firm’s management of its structural interest rate risk. AFS securities are carried at fair value on the Consolidated balance sheets. Unrealized gains and losses after any applicable SFAS 133 hedge accounting adjustments are reported as net increases or decreases to Accumulated other comprehensive income (loss). The specific identification method is used to determine realized gains and losses on AFS securities, which are included in Securities gains (losses) on the Consolidated statements of income. Securities that the Firm has the positive intent and ability to hold to maturity are classified as HTM and are carried at amortized cost on the Consolidated balance sheets. The Firm has not classified new purchases of securities as HTM for the past several years.

The following table presents realized gains and losses from AFS securities.

Year ended December 31, (in millions)	2007	2006	2005
Realized gains	$667	$399	$302
Realized losses	(503)	(942)	(1,638)
Net realized Securities gains (losses)(a)	$164	$(543)	$(1,336)

(a)	Proceeds from securities sold were within approximately 2% of amortized cost.

The amortized cost and estimated fair value of AFS and HTM securities were as follows for the dates indicated.

	2007				2006
December 31, (in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities
U.S. government and federal agency obligations:
U.S. treasuries	$2,470	$ 14	$ 2	$2,482	$2,398	$ —	$ 23	$2,375
Mortgage-backed securities	8	1	—	9	32	2	1	33
Agency obligations	73	9	—	82	78	8	—	86
U.S. government-sponsored enterprise obligations	62,511	643	55	63,099	75,434	334	460	75,308
Obligations of state and political subdivisions	92	1	2	91	637	17	4	650
Debt securities issued by non-U.S. governments	6,804	18	28	6,794	6,150	7	52	6,105
Corporate debt securities	1,927	1	4	1,924	611	1	3	609
Equity securities	4,124	55	1	4,178	3,689	125	1	3,813
Other(a)	6,779	48	80	6,747	2,890	50	2	2,938
Total available-for-sale securities	$84,788	$ 790	$ 172	$85,406	$91,919	$ 544	$ 546	$91,917
Held-to-maturity securities(b)
Total held-to-maturity securities	$44	$ 1	$ —	$45	$58	$ 2	$ —	$60

(a)	Primarily includes privately issued mortgage-backed securities and negotiable certificates of deposit.
(b)	Consists primarily of mortgage-backed securities issued by U.S. government-sponsored entities.

134	JPMorgan Chase & Co./2007 Annual Report

The following table presents the fair value and gross unrealized losses for AFS securities by aging category at December 31.

	Securities with gross unrealized losses
	Less than 12 months		12 months or more
2007 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total Fair value	Total Gross unrealized losses
Available-for-sale securities
U.S. government and federal agency obligations:
U.S. treasuries	$175	$ 2	$ —	$ —	$ 175	$ 2
Mortgage-backed securities	—	—	—	—	—	—
Agency obligations	—	—	—	—	—	—
U.S. government-sponsored enterprise obligations	—	—	1,345	55	1,345	55
Obligations of state and political subdivisions	21	2	—	—	21	2
Debt securities issued by non-U.S. governments	335	3	1,928	25	2,263	28
Corporate debt securities	1,126	3	183	1	1,309	4
Equity securities	—	—	4	1	4	1
Other	3,193	64	285	16	3,478	80
Total securities with gross unrealized losses	$4,850	$ 74	$ 3,745	$ 98	$ 8,595	$ 172
	Securities with gross unrealized losses
	Less than 12 months		12 months or more
2006 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total Fair value	Total Gross unrealized losses
Available-for-sale securities
U.S. government and federal agency obligations:
U.S. treasuries	$ 2,268	$ 23	$ —	$ —	$ 2,268	$ 23
Mortgage-backed securities	8	1	—	—	8	1
Agency obligations	—	—	—	—	—	—
U.S. government-sponsored enterprise obligations	17,877	262	6,946	198	24,823	460
Obligations of state and political subdivisions	—	—	180	4	180	4
Debt securities issued by non-U.S. governments	3,141	13	2,354	39	5,495	52
Corporate debt securities	387	3	—	—	387	3
Equity securities	17	1	—	—	17	1
Other	1,556	1	82	1	1,638	2
Total securities with gross unrealized losses	$ 25,254	$ 304	$ 9,562	$ 242	$ 34,816	$ 546

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

Included in the $172 million of gross unrealized losses on AFS securities at December 31, 2007, was $98 million of unrealized losses that have existed for a period greater than 12 months. These securities are pre-

dominately rated AAA and the unrealized losses are primarily due to overall increases in market interest rates and not concerns regarding the underlying credit of the issuers. The majority of the securities with unrealized losses aged greater than 12 months are obligations of U.S. government-sponsored enterprises and have a fair value at December 31, 2007, that is within 4% of their amortized cost basis.

Due to the issuers’ continued satisfaction of their obligations under the contractual terms of the securities, the Firm’s evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, and the Firm’s consideration of its intent and ability to hold the securities for a period of time sufficient to allow for the anticipated recovery in the market value of the securities, the Firm believes that these securities were not other-than-temporarily impaired as of December 31, 2007 and 2006.

JPMorgan Chase & Co./2007 Annual Report	135

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JPMorgan Chase & Co.

The following table presents the amortized cost, estimated fair value and average yield at December 31, 2007, of JPMorgan Chase’s AFS and HTM securities by contractual maturity.

By remaining maturity at	Available-for-sale securities			Held-to-maturity securities
December 31, 2007 (in millions, except rates)	Amortized cost	Fair value	Average yield(b)	Amortized cost	Fair value	Average yield(b)
Due in one year or less	$ 6,669	$ 6,673	4.28%	$ —	$ —	—%
Due after one year through five years	6,264	6,280	3.63	—	—	—
Due after five years through 10 years	1,315	1,286	4.66	40	41	6.88
Due after 10 years(a)	70,540	71,167	5.57	4	4	6.07
Total securities	$ 84,788	$ 85,406	5.31%	$ 44	$ 45	6.81%

(a)	Includes securities with no stated maturity. Substantially all of the Firm’s mortgage-backed securities and collateralized mortgage obligations are due in 10 years or more based upon contractual maturity. The estimated duration, which reflects anticipated future prepayments based upon a consensus of dealers in the market, is approximately four years for mortgage-backed securities and collateralized mortgage obligations.
(b)	The average yield is based upon amortized cost balances at year-end. Yields are derived by dividing interest income by total amortized cost. Taxable-equivalent yields are used where applicable.

Note 13 – Securities financing activities

JPMorgan Chase enters into resale agreements, repurchase agreements, securities borrowed transactions and securities loaned transactions, primarily to finance the Firm’s inventory positions, acquire securities to cover short positions and settle other securities obligations. The Firm also enters into these transactions to accommodate customers’ needs.

Resale agreements and repurchase agreements are generally treated as collateralized financing transactions carried on the Consolidated balance sheets at the amounts the securities will be subsequently sold or repurchased, plus accrued interest. On January 1, 2007, pursuant to the adoption of SFAS 159, the Firm elected fair value measurement for certain resale and repurchase agreements. For a further discussion of SFAS 159, see Note 5 on pages 119–121 of this Annual Report. These agreements continue to be reported within Securities purchased under resale agreements and Securities sold under repurchase agreements on the Consolidated balance sheets. Generally for agreements carried at fair value, current period interest accruals are recorded within Interest income and Interest expense with changes in fair value reported in Principal transactions revenue. However, for financial instruments containing embedded derivatives that would be separately accounted for in accordance with SFAS 133, all changes in fair value, including any interest elements, are reported in Principal transactions revenue. Where appropriate, resale and repurchase agreements with the same counterparty are reported on a net basis in accordance with FIN 41. JPMorgan Chase takes possession of securities purchased under resale agreements. On a daily basis, JPMorgan Chase monitors the market value of the underlying collateral, primarily U.S. and non-U.S. government and agency securities that it has received from its counterparties, and requests additional collateral when necessary.

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

December 31, (in millions)	2007	2006
Securities purchased under resale agreements(a)	$ 169,305	$ 122,479
Securities borrowed	84,184	73,688
Securities sold under repurchase agreements(b)	$ 126,098	$ 143,253
Securities loaned	10,922	8,637

(a)	Included resale agreements of $19.1 billion accounted for at fair value at December 31, 2007.
(b)	Included repurchase agreements of $5.8 billion accounted for at fair value at December 31, 2007.

JPMorgan Chase pledges certain financial instruments it owns to collateralize repurchase agreements and other securities financings. Pledged securities that can be sold or repledged by the secured party are identified as financial instruments owned (pledged to various parties) on the Consolidated balance sheets.

At December 31, 2007, the Firm had received securities as collateral that could be repledged, delivered or otherwise used with a fair value of approximately $357.6 billion. This collateral was generally obtained under resale or securities borrowing agreements. Of these securities, approximately $333.7 billion were repledged, delivered or otherwise used, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales.

136	JPMorgan Chase & Co./2007 Annual Report

Note 14 – Loans

The accounting for a loan may differ based upon the type of loan and/or its use in an investing or trading strategy. The measurement framework for Loans in the consolidated financial statements is one of the following:

•	At the principal amount outstanding, net of the Allowance for loan losses, unearned income and any net deferred loan fees for loans held-for-investment;

•	At the lower of cost or fair value, with valuation changes recorded in Noninterest revenue for loans that are classified as held-for-sale; or

•	At fair value, with changes in fair value recorded in Noninterest revenue for loans classified as Trading assets or risk managed on a fair value basis.

See Note 5 on pages 119–121 of this Annual Report for further information on the Firm’s elections of fair value accounting under SFAS 159. See Note 6 on page 122 of this Annual Report for further information on loans carried at fair value and classified as trading assets.

Interest income is recognized using the interest method, or on a basis approximating a level rate of return over the term of the loan.

Loans within the held-for-investment portfolio that management decides to sell are transferred to the held-for-sale portfolio. Transfers to held-for-sale are recorded at the lower of cost or fair value on the date of transfer. Losses attributed to credit losses are charged off to the Allowance for loan losses and losses due to changes in interest rates, or exchange rates, are recognized in Noninterest revenue.

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

Consumer loans are generally charged to the Allowance for loan losses upon reaching specified stages of delinquency, in accordance with the Federal Financial Institutions Examination Council policy. For example, credit card loans are charged off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification of the filing of bankruptcy, whichever is earlier. Residential mortgage products are generally charged off to net realizable value at no later than 180 days past due. Other consumer products, if collateralized, are generally charged off to net realizable value at 120 days past due. Accrued interest on residential mortgage products, automobile financings, education financings and certain other consumer loans are accounted for in accordance with the nonaccrual loan policy discussed in the preceding paragraph. Interest and fees related to credit card loans continue to accrue until the loan is charged off or paid in full. Accrued interest on all other consumer loans is generally reversed against Interest income when the loan is charged off. A collateralized loan is considered an in-substance foreclosure and is reclassified to assets acquired in loan satisfactions, within Other assets, only when JPMorgan Chase has taken physical possession of the collateral, regardless of whether formal foreclosure proceedings have taken place.

The composition of the loan portfolio at each of the dates indicated was as follows.

December 31, (in millions)	2007	2006
U.S. wholesale loans:
Commercial and industrial	$97,347	$77,788
Real estate	13,388	14,237
Financial institutions	14,760	14,103
Lease financing	2,353	2,608
Other	5,405	9,950
Total U.S. wholesale loans	133,253	118,686

Non-U.S. wholesale loans:
Commercial and industrial	59,153	43,428
Real estate	2,110	1,146
Financial institutions	17,225	19,163
Lease financing	1,198	1,174
Other	137	145
Total non-U.S. wholesale loans	79,823	65,056

Total wholesale loans:(a)
Commercial and industrial	156,500	121,216
Real estate(b)	15,498	15,383
Financial institutions	31,985	33,266
Lease financing	3,551	3,782
Other	5,542	10,095
Total wholesale loans	213,076	183,742

Total consumer loans:(c)
Home equity	94,832	85,730
Mortgage	56,031	59,668
Auto loans and leases	42,350	41,009
Credit card(d)	84,352	85,881
Other	28,733	27,097
Total consumer loans	306,298	299,385
Total loans(e)(f)	$519,374	$483,127
Memo:
Loans held-for-sale	$18,899	$55,251
Loans at fair value	8,739	—
Total loans held-for-sale and loans at fair value	$27,638	$55,251

(a)	Includes Investment Bank, Commercial Banking, Treasury & Securities Services and Asset Management.
(b)	Represents credits extended for real estate–related purposes to borrowers who are primarily in the real estate development or investment businesses and for which the primary repayment is from the sale, lease, management, operations or refinancing of the property.
(c)	Includes Retail Financial Services, Card Services and the Corporate segment.
(d)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.
(e)	Loans (other than those for which SFAS 159 fair value option has been elected) are presented net of unearned income and net deferred loan fees of $1.0 billion and $1.3 billion at December 31, 2007 and 2006, respectively.
(f)	As a result of the adoption of SFAS 159, certain loans are accounted for at fair value and reported in Trading assets and therefore, such loans are no longer included in loans at December 31, 2007.

JPMorgan Chase & Co./2007 Annual Report	137

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JPMorgan Chase & Co.

The following table reflects information about the Firm’s loan sales.

Year ended December 31, (in millions)	2007	2006(b)	2005(b)
Net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)(a)	$ 99	$ 672	$ 464

(a)	Excludes sales related to loans accounted for at fair value.
(b)	Prior periods have been revised to reflect the current presentation.

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

December 31, (in millions)	2007	2006
Impaired loans with an allowance	$782	$623
Impaired loans without an allowance(a)	28	66
Total impaired loans	$810	$689
Allowance for impaired loans under SFAS 114(b)	224	153

(a)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under SFAS 114.
(b)	The allowance for impaired loans under SFAS 114 is included in JPMorgan Chase’s Allowance for loan losses.

Year ended December 31, (in millions)	2007	2006	2005
Average balance of impaired loans during the period	$645	$990	$1,478
Interest income recognized on impaired loans during the period	—	2	5

Note 15 – Allowance for credit losses

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

The formula-based component covers performing wholesale and consumer loans. It is based on a statistical calculation, which is adjusted to take into consideration model imprecision, external factors and current economic events that have occurred but are not yet reflected in the factors used to derive the statistical calculation. The statistical calculation is the product of probability of default (“PD”) and loss given default (“LGD”). For risk-rated loans (generally loans originated by the wholesale lines of business), these factors are differentiated by risk rating and maturity. PD estimates are based on observable external data, primarily credit rating agency default statistics. LGD estimates are based on a study of actual credit losses over more than one credit cycle. For scored loans (generally loans originated by the consumer lines of business), loss is primarily determined by applying statistical loss factors and other risk indicators to pools of loans by asset type.

Management applies its judgment within estimated ranges to adjust the statistical calculation. Where adjustments are made to the statistical calculation for the risk-rated portfolios, the estimated ranges and the determination of the appropriate point within the range are based upon management’s view of the quality of underwriting standards, relevant internal factors affecting the credit quality of the current portfolio and external factors such as current macroeconomic and political conditions that have occurred but are not yet reflected in the loss factors. Factors related to concentrated and deteriorating industries are also incorporated into the calculation where relevant. Adjustments to the statistical calculation for the scored loan portfolios are accomplished in part by analyzing the historical loss experience for each major product segment. The estimated ranges and the determination of the appropriate point within the range are based upon management’s view of uncertainties that relate to current macroeconomic and political conditions, the quality of underwriting standards, and other relevant internal and external factors affecting the credit quality of the portfolio.

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

At least quarterly, the allowance for credit losses is reviewed by the Chief Risk Officer, the Chief Financial Officer and the Controller of the Firm and discussed with the Risk Policy and Audit Committees of the Board of Directors of the Firm. As of December 31, 2007, JPMorgan Chase deemed the allowance for credit losses to be appropriate (i.e., sufficient to absorb losses that are inherent in the portfolio, including those not yet identifiable).

138	JPMorgan Chase & Co./2007 Annual Report

The table below summarizes the changes in the Allowance for loan losses.

Year ended December 31, (in millions)	2007	2006	2005
Allowance for loan losses at January 1	$7,279	$7,090	$7,320
Cumulative effect of change in accounting principles(a)	(56)	—	—
Allowance for loan losses at January 1, adjusted	7,223	7,090	7,320
Gross charge-offs	(5,367)	(3,884)	(4,869)
Gross recoveries	829	842	1,050
Net charge-offs	(4,538)	(3,042)	(3,819)
Provision for loan losses	6,538	3,153	3,575
Other(b)	11	78	14
Allowance for loan losses at December 31	$9,234	$7,279	$7,090
Components:
Asset-specific(c)	$188	$118	$247
Formula-based(c)	9,046	7,161	6,843
Total Allowance for loan losses	$9,234	$7,279	$7,090

(a)	Reflects the effect of the adoption of SFAS 159 at January 1, 2007. For a further discussion of SFAS 159, see Note 5 on pages 119–121of this Annual Report.
(b)	2006 amount primarily relates to loans acquired in the Bank of New York transaction.
(c)	Prior periods have been revised to reflect current presentation.

The table below summarizes the changes in the Allowance for lending-related commitments.

Year ended December 31, (in millions)	2007	2006	2005
Allowance for lending-related commitments at January 1	$524	$400	$492
Provision for lending-related commitments	326	117	(92)
Other(a)	—	7	—
Allowance for lending-related commitments at December 31	$850	$524	$400
Components:
Asset-specific	$28	$33	$60
Formula-based	822	491	340
Total Allowance for lending-related commitments	$850	$524	$400

(a)	2006 amount relates to the Bank of New York transaction.

Note 16 – Loan securitizations

JPMorgan Chase securitizes and sells a variety of its consumer and wholesale loans, including warehouse loans that are classified in Trading assets. Consumer activities include securitizations of residential real estate, credit card, automobile and education loans that are originated or purchased by RFS and Card Services (“CS”). Wholesale activities include securitizations of purchased residential real estate loans and commercial loans (primarily real estate–related) originated by the IB.

JPMorgan Chase–sponsored securitizations utilize SPEs as part of the securitization process. These SPEs are structured to meet the definition of a QSPE (as discussed in Note 1 on page 108 of this Annual Report); accordingly, the assets and liabilities of securitization-related QSPEs are not reflected in the Firm’s Consolidated balance sheets (except for retained interests, as described below) but are included on the balance sheet of the QSPE purchasing the assets. The primary purpose of these vehicles is to meet investor needs and to generate liquidity for the Firm through the sale of loans to the QSPEs. Assets held by JPMorgan Chase-sponsored securitization-related QSPEs as of December 31, 2007 and 2006, were as follows.

December 31, (in billions)	2007	2006
Consumer activities
Credit card	$92.7	$ 86.4
Auto	2.3	4.9
Residential mortgage:
Prime(a)	51.1	34.3
Subprime	10.6	6.4
Education loans	1.1	—
Wholesale activities
Residential mortgage:
Prime(a)	20.5	18.1
Subprime	13.1	25.7
Commercial and other(b)(c)	109.6	87.1
Total	$301.0	$ 262.9

(a)	Includes Alt-A loans.
(b)	Cosponsored securitizations include non-JPMorgan Chase originated assets.
(c)	Commercial and other consists of commercial loans (primarily real estate) and non-mortgage consumer receivables purchased from third parties.

JPMorgan Chase & Co./2007 Annual Report	139

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JPMorgan Chase & Co.

The Firm records a loan securitization as a sale when the accounting criteria for a sale are met. Those criteria are: (1) the transferred assets are legally isolated from the Firm’s creditors; (2) the entity can pledge or exchange the financial assets or, if the entity is a QSPE, its investors can pledge or exchange their interests; and (3) the Firm does not maintain effective control to repurchase the transferred assets before their maturity or have the ability to unilaterally cause the holder to return the transferred assets.

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

Interests in the securitized loans may be retained by the Firm in the form of senior or subordinated interest-only strips, senior and subordinated tranches and escrow accounts. The classification of retained interests is dependent upon several factors, including the type of interest (e.g., whether the retained interest is represented by a secu-

rity certificate) and when it was retained, due to the adoption of SFAS 155. The Firm has elected to fair value all interests in securitized loans retained after December 31, 2005, that have an embedded derivative required to be bifurcated under SFAS 155; these retained interests are classified primarily as Trading assets. Retained interests related to wholesale securitization activities are classified as Trading assets. Prior to the adoption of SFAS 155, for consumer activities, senior and subordinated retained interests represented by a security certificate were classified as AFS; retained interests not represented by a security certificate were classified in Other assets.

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

2007, 2006 and 2005 Securitization activity

The following tables summarize new securitization transactions that were completed during 2007, 2006 and 2005; the resulting gains arising from such securitizations; certain cash flows received from such securitizations; and the key economic assumptions used in measuring the retained interests (if any) other than residential MSRs (for a discussion of residential MSRs, see Note 18 on pages 154–157 of this Annual Report), as of the dates of such sales.

Year ended December 31, 2007	Consumer activities							Wholesale activities
(in millions, except rates and where			Residential mortgage			Education		Residential mortgage		Commercial
otherwise noted)	Credit card	Auto	Prime(c)		Subprime(f)	loans		Prime(c)	Subprime	and other
Principal securitized	$21,160	$ —	$22,778		$ 6,150	$ 1,168		$ 9,306	$613	$ 12,797
Pretax gains	177	—	26	(d)	43	51		2 (d)	—	—
Cash flow information:
Proceeds from securitizations	$21,160	$ —	$22,572		$ 6,236	$ 1,168		$ 9,219	$608	$ 13,038
Servicing fees collected	179	—	36		17	2		—	—	7
Other cash flows received	935	—	—		—	—		—	—	—
Proceeds from collections reinvested in revolving securitizations	148,946	—	—		—	—		—	—	—
Key assumptions (rates per annum):
Prepayment rate(a)	20.4%		14.8-24.2%			1.0-8.0%		13.7-37.2%	30.0-48.0%	0.0-8.0%
	PPR		CPR			CPR		CPR	CPR	CPR
Weighted-average life (in years)	0.4		3.2-4.0			9.3		1.3-5.4	2.3-2.8	1.3-10.2
Expected credit losses	3.5-3.9%		—	%(e)		—	%(e)	0.6-1.6%	1.2-2.2%	0.0-1.0	%(e)
Discount rate	12.0%		5.8-13.8%			9.0%		6.3-20.0%	12.1-26.7%	10.0-14.0%

140	JPMorgan Chase & Co./2007 Annual Report

	Consumer activities						Wholesale activities
Year ended December 31, 2006 (in millions, except rates and where otherwise noted)			Residential mortgage				Residential mortgage
	Credit card	Auto	Prime(c)		Subprime(f)	Education loans	Prime(c)	Subprime	Commercial and other
Principal securitized	$9,735	$2,405	$14,179		$ 2,624	$ —	$16,075	$14,735	$13,858
Pretax gains (losses)	67	—	42		43	—	11	150	129
Cash flow information:
Proceeds from securitizations	$9,735	$1,745	$14,102		$ 2,652	$ —	$16,065	$14,983	$14,248
Servicing fees collected	88	3	16		2	—	—	—	1
Other cash flows received	401	—	—		—	—	35	—	95
Proceeds from collections reinvested in revolving securitizations	151,186	—	—		—	—	—	—	—
Key assumptions (rates per annum):
Prepayment rate(a)	20.0–22.2%	1.4-1.5%	18.2-24.6%				10.0-41.3%	36.0–45.0%	0.0–36.2%
	PPR	ABS	CPR				CPR	CPR	CPR
Weighted-average life (in years)	0.4	1.4–1.9	3.0-3.6				1.7-4.0	1.5–2.4	1.5–6.1
Expected credit losses	3.3–4.2%	0.3–0.7%	—	%(e)			0.1-3.3%	1.1-2.1%	0.0–0.9	%(e)
Discount rate	12.0%	7.6–7.8%	8.4-12.7%				16.0-26.2%	15.1–22.0%	3.8–14.0%

	Consumer activities						Wholesale activities
Year ended December 31, 2005 (in millions, except rates and where otherwise noted)			Residential mortgage				Residential mortgage
	Credit card	Auto	Prime(c)		Subprime(f)	Education loans	Prime(c)	Subprime	Commercial and other
Principal securitized	$15,145	$3,762	$18,125		$ —	$ —	$5,447	$5,952	$11,292
Pretax gains (losses)	101	9 (b)	21		—	—	3	(6)	134
Cash flow information:
Proceeds from securitizations	$14,844	$2,622	$18,093		$ —	$ —	$5,434	$6,060	$11,398
Servicing fees collected	94	4	17		—	—	—	—	—
Other cash flows received	298	—	—		—	—	—	—	3
Proceeds from collections reinvested in revolving securitizations	129,696	—	—		—	—	—	—	—
Key assumptions (rates per annum):
Prepayment rate(a)	16.7–20.0%	1.5%	9.1-12.1%					22.0–43.0%	0.0–50.0%
	PPR	ABS	CPR					CPR	CPR
Weighted-average life (in years)	0.4–0.5	1.4–1.5	5.6-6.7					1.4–2.6	1.0–4.4
Expected credit losses	4.7–5.7%	0.6–0.7%	—	%(e)				0.6–2.0%	—	%(e)
Discount rate	12.0%	6.3–7.3%	13.0-13.3%					16.0–18.5%	0.6–0.9%

(a)	PPR: principal payment rate; ABS: absolute prepayment speed; CPR: constant prepayment rate.
(b)	The auto securitization gain of $9 million does not include the write-down of loans transferred to held-for-sale in 2005 and risk management activities intended to protect the economic value of the loans while held-for-sale.
(c)	Includes Alt-A loans.
(d)	As of January 1, 2007, the Firm adopted the fair value election for the IB warehouse and a portion of the RFS mortgage warehouse. The carrying value of these loans accounted for at fair value approximates the proceeds received from securitization.
(e)	Expected credit losses for prime residential mortgage, education and certain wholesale securitizations are minimal and are incorporated into other assumptions.
(f)	Interests in subprime residential mortgage securitizations for consumer activities are held by the Investment Bank and the key assumptions used in measuring these retailed interests are reported under subprime residential mortgages for wholesale activities.

JPMorgan Chase & Co./2007 Annual Report	141

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JPMorgan Chase & Co.

In addition to the amounts reported for securitization activity in the preceding table, the Firm sold residential mortgage loans totaling $81.8 billion, $53.7 billion and $52.5 billion during 2007, 2006 and 2005, respectively, primarily for securitization by the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”); these sales resulted in pretax gains of $47 million, $251 million and $293 million, respectively.

Retained servicing

JPMorgan Chase retains servicing responsibilities for all originated and for certain purchased residential mortgage, credit card and automobile loan securitizations and for certain commercial activity securitizations it sponsors, and receives servicing fees based upon the securitized loan balance plus certain ancillary fees. The Firm also retains the right to service the residential mortgage loans it sells to GNMA, FNMA and Freddie Mac. For a discussion of mortgage servicing rights, see Note 18 on pages 154–157 of this Annual Report.

The Firm provides mortgage servicing on a recourse and non-recourse basis. In non-recourse servicing, the principal credit risk to the Firm is the cost of temporary servicing advances of funds (i.e., normal servicing advances). In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans such as FNMA or Freddie Mac or with a private investor, insurer or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage are less than the outstanding principal balance and accrued interest of the loan and the cost of holding and disposing of the underlying property. The Firm’s mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchaser of the securities issued by the trust. As of December 31, 2007 and 2006, the amount of recourse obligations totaled $557 million and $649 million, respectively.

Retained securitizations interest

At both December 31, 2007 and 2006, the Firm had, with respect to its credit card master trusts, $18.6 billion and $19.3 billion, respectively, related to undivided interests, and $2.7 billion and $2.5 billion, respectively, related to subordinated interests in accrued interest and fees on the securitized receivables, net of an allowance for uncollectible amounts. Credit card securitization trusts require the Firm to maintain a minimum undivided interest of 4% to 12% of the principal receivables in the trusts. The Firm maintained an average undivided interest in principal receivables in the trusts of approximately 19% for 2007 and 21% for 2006. The Firm also maintains escrow accounts up to predetermined limits for some credit card, automobile and education securitizations to cover the unlikely event of deficiencies in cash flows owed to investors. The amounts available in such escrow accounts are recorded in Other assets and, as of December 31, 2007, amounted to $97 million, $21 million and $3 million for credit card, automobile and education securitizations, respectively; as of December 31, 2006, these amounts were $153 million and $56 million for credit card and automobile securitizations, respectively.

The following table summarizes other retained securitization interests, which are primarily subordinated or residual interests, and are carried at fair value on the Firm’s Consolidated balance sheets.

December 31, (in millions)	2007	2006
Consumer activities
Credit card(a)(b)	$887	$833
Auto(a)(c)	85	168
Residential mortgage(a):
Prime(d)	128	43
Subprime	93	112
Education loans	55	—
Wholesale activities(e)(f)
Residential mortgages:
Prime(d)	253	204
Subprime	294	828
Commercial and other	42	117
Total(g)	$1,837	$2,305

(a)	Pretax unrealized gains/(losses) recorded in Stockholders’ equity that relate to retained securitization interests on consumer activities totaled $(14) million and $3 million for credit card; $3 million and $4 million for automobile and $44 million and $51 million for residential mortgage at December 31, 2007 and 2006, respectively.
(b)	The credit card retained interest amount noted above includes subordinated securities retained by the Firm totaling $284 million and $301 million at December 31, 2007 and 2006, respectively, that are classified as AFS securities. The securities are valued using quoted market prices and therefore are not included in the key economic assumptions and sensitivities table that follows.
(c)	In addition to these auto retained interests the Firm had $188 million of senior securities at December 31, 2006, that were classified as AFS securities. These securities were valued using quoted market prices and therefore were not included in the key economic assumption and sensitivities table that follows. The Firm did not have any such securities at December 31, 2007.
(d)	Includes Alt-A loans.
(e)	In addition to these wholesale retained interests, the Firm also retained subordinated securities totaling $22 million and $23 million at December 31, 2007 and 2006, respectively, predominately from resecuritizations activities that are classified as Trading assets. These securities are valued using quoted market prices and therefore are not included in the key assumptions and sensitivities table that follows.
(f)	Some consumer activities securitization interests are retained by the Investment Bank and reported under Wholesale activities.
(g)	In addition to the retained interests described above, the Firm also held investment-grade interests of $9.7 billion and $3.1 billion at December 31, 2007 and 2006, respectively, that the Firm expects to sell to investors in the normal course of its underwriting activity or that are purchased in connection with secondary market-making activities.

142	JPMorgan Chase & Co./2007 Annual Report

The table below outlines the key economic assumptions used to determine the fair value of the Firm’s retained interests other than residential MSRs (for a discussion of residential MSRs, see Note 18 on pages 154–157 of this Annual Report) in its securitizations at December 31, 2007 and 2006, respectively; and it outlines the sensitivities of those fair values to immediate 10% and 20% adverse changes in those assumptions.

December 31, 2007 (in millions, except rates and where otherwise noted)	Consumer activities								Wholesale activities
			Residential mortgage				Education		Residential mortgage		Commercial
	Credit card	Auto	Prime(c)		Subprime		loans		Prime(c)	Subprime	and other
Weighted-average life (in years)	0.4–0.5	0.9	3.7		1.8		8.8		2.9-4.9	3.3	0.3–11.0
Prepayment rate(a)	15.6-18.9%	1.4%	21.1%		26.2%		1.0–8.0%		19.0-25.3%	25.6%	0.0–50.0	%(e)
	PPR	ABS	CPR		CPR		CPR		CPR	CPR	CPR
Impact of 10% adverse change	$ (59)	$(1)	$(8)		$ (1)		$ (1)		$ (6)	(29)	$ (1)
Impact of 20% adverse change	(118)	(1)	(13)		(1)		(2)		(12)	(53)	(2)
Loss assumption	3.3-4.6%	0.6%	—	%(b)	1.0%		—	%(b)	0.6-3.0%	4.1%	0.0–0.9	%(b)
Impact of 10% adverse change	$ (117)	$(2)	$—		$ (2)		$ —		$ (13)	$ (66)	$ (1)
Impact of 20% adverse change	(234)	(3)	—		(5)		—		(25)	(115)	(1)
Discount rate	12.0%	6.8%	12.2%		15.0-30.0	%(d)	9.0%		11.0-23.9%	19.3%	1.0–18.0%
Impact of 10% adverse change	$ (2)	$—	$(5)		$ (2)		$ (3)		$ (13)	$ (14)	$ —
Impact of 20% adverse change	(4)	(1)	(10)		(4)		(5)		(26)	(27)	(1)

December 31, 2006 (in millions, except rates and where otherwise noted)	Consumer activities								Wholesale activities
			Residential mortgage				Education		Residential mortgage		Commercial
	Credit card	Auto	Prime(c)		Subprime		loans		Prime(c)	Subprime	and other
Weighted-average life (in years)	0.4–0.5	1.1	3.4		0.2-1.2		—		2.3-2.5	1.9	0.2–5.9
Prepayment rate(a)	17.5–20.4%	1.4%	19.3%		31.1-41.8%		—		10.0-33.6%	42.9%	0.0–50.0	%(e)
	PPR	ABS	CPR		CPR				CPR	CPR	CPR
Impact of 10% adverse change	$ (52)	$(1)	$(2)		$ (2)		$ —		$ (9)	$ (35)	$ (1)
Impact of 20% adverse change	(104)	(3)	(5)		(2)		—		(17)	(45)	(2)
Loss assumption	3.5–4.1%	0.7%	—	%(b)	1.4-5.1%		—		0.1-0.7%	2.2%	0.0–1.3	%(b)
Impact of 10% adverse change	$ (87)	$(4)	$—		$ (4)		$ —		$ (3)	$ (42)	$ (1)
Impact of 20% adverse change	(175)	(7)	—		(8)		—		(7)	(82)	(1)
Discount rate	12.0%	7.6%	8.4%		15.0–30.0	%(d)	—		16.0-20.0%	16.9%	0.5–14.0%
Impact of 10% adverse change	$ (2)	$(1)	$(1)		$ (2)		$ —		$ (7)	$ (18)	$ (1)
Impact of 20% adverse change	(3)	(2)	(3)		(4)		—		(16)	(32)	(2)

(a)	PPR: principal payment rate; ABS: absolute prepayment speed; CPR: constant prepayment rate.
(b)	Expected credit losses for prime residential mortgage, education loans and certain wholesale securitizations are minimal and are incorporated into other assumptions.
(c)	Includes Alt-A loans.
(d)	Residual interests from subprime mortgage Net Interest Margin securitizations are valued using a 30% discount rate.
(e)	Prepayment risk on certain wholesale retained interests for commercial and other are minimal and are incorporated into other assumptions.

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

Expected static-pool net credit losses include actual incurred losses plus projected net credit losses, divided by the original balance of the outstandings comprising the securitization pool. The table below displays the expected static-pool net credit losses for 2007, 2006 and 2005, based upon securitizations occurring in that year.

	Loans securitized in:(a)
	2007 Residential mortgage(b)	Auto	2006 Residential mortgage(b)	Auto	2005 Residential mortgage(b)	Auto
December 31, 2007	7.8%	NA	16.1%	0.7%	11.6%	0.5%
December 31, 2006	NA	NA	4.4	0.6	3.5	0.7
December 31, 2005	NA	NA	NA	NA	3.3	0.9

(a)	Static-pool losses are not applicable to credit card securitizations due to their revolving nature.
(b)	Primarily includes subprime residential mortgages securitized as part of wholesale activities. Expected losses for prime residential mortgage securitizations are minimal for consumer activities.

JPMorgan Chase & Co./2007 Annual Report	143

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JPMorgan Chase & Co.

The table below presents information about delinquencies, net charge-offs (recoveries) and components of reported and securitized financial assets at December 31, 2007 and 2006 (see footnote (c) below).

	Total Loans			Nonaccrual and 90 days or more past due(e)				Net loan charge-offs (recoveries) Year ended
December 31, (in millions)	2007		2006	2007		2006		2007	2006
Home Equity	$94,832		$85,730	$ 810		$ 454		$ 564	$ 143
Mortgage	56,031		59,668	1,798		769		190	56
Auto loans and leases	42,350		41,009	116		132		354	238
Credit card	84,352		85,881	1,554		1,344		3,116	2,488
All other loans	28,733		27,097	341		322		242	139
Total consumer loans	306,298		299,385	4,619	(f)	3,021	(f)	4,466	3,064
Total wholesale loans	213,076		183,742	589		420		72	(22)
Total loans reported	519,374		483,127	5,208		3,441		4,538	3,042

Securitized loans:
Residential mortgage:
Prime(a)	9,510		4,180	64		1		1	1
Subprime	2,823		3,815	146		190		46	56
Automobile	2,276		4,878	6		10		13	15
Credit card	72,701		66,950	1,050		962		2,380	2,210
Other loans	1,141		—	—		—		—	—
Total consumer loans securitized	88,451		79,823	1,266		1,163		2,440	2,282
Securitized wholesale activities
Residential mortgage:
Prime(a)	8,791		12,528	419		63		2	—
Subprime	12,156		14,747	2,710		481		361	13
Commercial and other	3,419		13,756	—		6		11	3
Total securitized wholesale activities	24,366		41,031	3,129		550		374	16
Total loans securitized(b)	112,817		120,854	4,395		1,713		2,814	2,298
Total loans reported and securitized(c)	$632,191	(d)	$603,981	$ 9,603		$ 5,154		$ 7,352	$ 5,340

(a)	Includes Alt-A loans.
(b)	Total assets held in securitization-related SPEs were $301.0 billion and $262.9 billion at December 31, 2007 and 2006, respectively. The $112.8 billion and $120.9 billion of loans securitized at December 31, 2007 and 2006, respectively, excludes $168.1 billion and $122.5 billion of securitized loans, in which the Firm’s only continuing involvement is the servicing of the assets; $18.6 billion and $19.3 billion of seller’s interests in credit card master trusts; and $1.5 billion and $256 million of escrow accounts and other assets, respectively.
(c)	Represents both loans on the Consolidated balance sheets and loans that have been securitized, but excludes loans for which the Firm’s only continuing involvement is servicing of the assets.
(d)	Includes securitized loans that were previously recorded at fair value and classified as Trading assets.
(e)	Includes nonperforming loans held-for-sale of $45 million and $120 million at December 31, 2007 and 2006, respectively.
(f)	Excludes nonperforming assets related to (i) loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by U.S. government agencies of $1.5 billion and $1.2 billion at December 31, 2007 and 2006, respectively, and (ii) education loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program of $279 million and $219 million at December 31, 2007 and 2006, respectively. These amounts for GNMA and education loans are excluded, as reimbursement is proceeding normally.

144	JPMorgan Chase & Co./2007 Annual Report

Subprime adjustable-rate mortgage loan modifications

See the Glossary of Terms on page 183 of this Annual Report for the Firm’s definition of subprime loans. Within the confines of the limited decision-making abilities of a QSPE under SFAS 140, the operating documents that govern existing subprime securitizations generally authorize the servicer to modify loans for which default is reasonably foreseeable, provided that the modification is in the best interests of the QSPE’s beneficial interest holders, and would not result in a REMIC violation.

In December 2007, the American Securitization Forum (“ASF”) issued the “Streamlined Foreclosure and Loss Avoidance Framework for Securitized Subprime Adjustable Rate Mortgage Loans” (“the Framework”). The Framework provides guidance for servicers to streamline evaluation procedures for borrowers with certain subprime adjustable rate mortgage (“ARM”) loans to more efficiently provide modifications of such loans with terms that are more appropriate for the individual needs of such borrowers. The Framework applies to all first-lien subprime ARM loans that have a fixed rate of interest for an initial period of 36 months or less, are included in securitized pools, were originated between January 1, 2005, and July 31, 2007, and have an initial interest rate reset date between January 1, 2008, and July 31, 2010 (“ASF Framework Loans”).

The Framework categorizes the population of ASF Framework Loans into three segments. Segment 1 includes loans where the borrower is current and is likely to be able to refinance into any available mortgage product. Segment 2 includes loans where the borrower is current, is unlikely to be able to refinance into any readily available mortgage industry product and meets certain defined criteria. Segment 3 includes loans where the borrower is not current, as defined, and does not meet the criteria for Segments 1 or 2.

ASF Framework Loans in Segment 2 of the Framework are eligible for fast-track modification under which the interest rate will be kept at the existing initial rate, generally for five years following the interest rate reset date. The Framework indicates that for Segment 2 loans, JPMorgan Chase, as servicer, may presume that the borrower will be unable to make payments pursuant to the original terms of the borrower’s loan after the initial interest rate reset date. Thus, the Firm may presume that a default on that loan by the borrower is reasonably foreseeable unless the terms of the loan are modified. JPMorgan Chase has adopted the loss mitigation approaches under the Framework for securitized subprime loans that meet the specific Segment 2 screening criteria, and it expects to begin modifying Segment 2 loans by the end of the first quarter of 2008. The Firm believes that the adoption of the Framework will not affect the off-balance sheet accounting treatment of JPMorgan Chase-sponsored QSPEs that hold Segment 2 subprime loans.

The total amount of assets owned by Firm-sponsored QSPEs that hold ASF Framework Loans (including those loans that are not serviced by the Firm) as of December 31, 2007, was $20.0 billion. Of this amount, $9.7 billion relates to ASF Framework Loans serviced by the Firm. Based on current economic conditions, the Firm estimates that approximately 20%, 10% and 70% of the ASF Framework Loans it services that are owned by Firm-sponsored QSPEs will fall within Segments 1, 2 and 3, respectively. This estimate could change substantially as a result of unanticipated changes in housing values, economic conditions, investor/borrower behavior and other factors.

The total principal amount of beneficial interests issued by Firm-sponsored securitizations that hold ASF Framework Loans as of December 31, 2007, was as follows.

December 31, 2007 (in millions)	2007
Third-party	$19,636
Retained interest	412
Total	$20,048

JPMorgan Chase & Co./2007 Annual Report	145

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JPMorgan Chase & Co.

Note 17 – Variable interest entities

Refer to Note 1 on page 108 of this Annual Report for a further description of JPMorgan Chase’s policies regarding consolidation of variable interest entities.

JPMorgan Chase’s principal involvement with VIEs occurs in the following business segments:

•

Investment Bank: Utilizes VIEs to assist clients in accessing the financial markets in a cost-efficient manner. The IB is involved with VIEs through multi-seller conduits and for investor intermediation purposes as discussed below. The IB also securitizes loans through QSPEs, to create asset-backed securities, as further discussed in Note 16 on pages 139–145 of this Annual Report.

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

•

Treasury & Securities Services: Provides services to a number of VIEs which are similar to those provided to non-VIEs. TSS earns market-based fees for the services it provides. The relationships resulting from TSS’ services are not considered to be significant variable interests under FIN 46R.

•

Commercial Banking (“CB”): Utilizes VIEs to assist clients in accessing the financial markets in a cost-efficient manner. This is often accomplished through the use of products similar to those offered in the IB. CB may assist in the structuring and/or ongoing administration of these VIEs and may provide liquidity, letters of credit and/or derivative instruments in support of the VIE. The relationships resulting from CB’s services are not considered to be significant variable interests under FIN 46R.

•

The Private Equity business, included in Corporate, may be involved with entities that could be deemed VIEs. Private equity activities are accounted for in accordance with the AICPA Audit and Accounting Guide Investment Companies (the “Guide”). In June 2007, the AICPA issued SOP 07-1, which provides guidance for determining whether an entity is within the scope of the Guide, and therefore qualifies to use the Guide’s specialized accounting principles (referred to as “investment company accounting”). In May 2007, the FASB issued FSP FIN 46(R)-7, which amends FIN 46R to permanently exempt entities within the scope of the Guide from applying the provisions of FIN 46R to their investments. In February 2008, the FASB agreed to an indefinite delay of the effective date of SOP 07-1 in order to address implementation issues, which effectively delays FSP FIN 46(R)-7 as well for those companies, such as the Firm, that have not adopted SOP 07-1. Had FIN 46R been applied to VIEs subject to this deferral, the impact would have been immaterial to the Firm’s consolidated financial statements as of December 31, 2007.

As noted above, the IB is primarily involved with multi-seller conduits and VIEs associated with investor intermediation activities. A discussion of these VIEs follows:

Multi-seller conduits

Funding and liquidity

The Firm is an active participant in the asset-backed securities business, and it helps customers meet their financing needs by providing access to the commercial paper markets through VIEs known as multi-seller conduits. Multi-seller conduit entities are separate bankruptcy-remote entities that purchase interests in, and make loans secured by, pools of receivables and other financial assets pursuant to agreements with customers of the Firm. The conduits fund their purchases and loans through the issuance of highly rated commercial paper to third-party investors. The primary source of repayment of the commercial paper is the cash flow from the pools of assets. In most instances, the assets are structured with deal-specific credit enhancements provided by the customers (i.e., sellers) to the conduits or other third parties. Deal-specific credit enhancements are generally structured to cover a multiple of historical losses expected on the pool of assets, and are typically in the form of overcollateralization provided by the seller, but also may include any combination of the following: recourse to the seller or originator, cash collateral accounts, letters of credit, excess spread, retention of subordinated interests or third-party guarantees. The deal-specific credit enhancements mitigate the Firm’s potential losses on its agreements with the conduits.

JPMorgan Chase receives fees related to the structuring of multi-seller conduit transactions and receives compensation from the multi-seller conduits for its role as administrative agent, liquidity provider, and provider of program-wide credit enhancement.

As a means of ensuring timely repayment of the commercial paper, each asset pool financed by the conduits has a minimum 100% deal-specific liquidity facility associated with it. Deal-specific liquidity facilities are the primary source of liquidity support for the conduits. The deal-specific liquidity facilities are typically in the form of asset purchase agreements and are generally structured so that the liquidity that will be provided by the Firm as liquidity provider will be effected by the Firm purchasing, or lending against, a pool of nondefaulted, performing assets. In limited circumstances the Firm may provide unconditional liquidity.

The conduit’s administrative agent can require the liquidity provider to perform under its asset purchase agreement with the conduit at any time. These agreements may cause the liquidity provider, including the Firm, to purchase an asset from the conduit at an amount above the asset’s then current fair value – in effect providing a guarantee of the initial value of the reference asset as of the date of the agreement.

The Firm also provides the multi-seller conduit vehicles with program-wide liquidity facilities, in the form of uncommitted short-term revolving facilities that can be accessed by the conduits to handle funding increments too small to be funded by commercial paper, and in the form of uncommitted liquidity facilities that can be accessed by the conduits only in the event of short-term disruptions in the commercial paper market.

146	JPMorgan Chase & Co./2007 Annual Report

Because the majority of the liquidity facilities will only fund nondefaulted assets, program-wide credit enhancement is required to absorb losses on defaulted receivables in excess of losses absorbed by deal-specific credit enhancement. Program-wide credit enhancement may be provided by JPMorgan Chase in the form of standby letters of credit or by a third-party surety bond provider. The amount of program-wide credit enhancement required varies by conduit and ranges between 5% and 10% of total assets.

The following table summarizes the Firm’s involvement with Firm-administered multi-seller conduits.

	Consolidated		Nonconsolidated		Total
December 31, (in billions)	2007	2006	2007	2006	2007	2006
Total assets held by conduits	$—	$3.4	$61.2	$43.6	$61.2	$47.0

Total commercial paper issued by conduits	—	3.4	62.6	44.1	62.6	47.5

Liquidity and credit enhancements
Deal-specific liquidity facilities (Asset purchase agreements)	—	0.5	87.3	66.0	87.3	66.5
Program-wide liquidity facilities	—	1.0	13.2	4.0	13.2	5.0
Program-wide limited credit enhancements	—	—	2.5	1.6	2.5	1.6

Maximum exposure to loss(a)	—	1.0	88.9	67.0	88.9	68.0

(a)	The Firm’s maximum exposure to loss is limited to the amount of drawn commitments (i.e., sellers’ assets held by the multi-seller conduits for which the Firm provides liquidity support) of $61.2 billion and $43.9 billion at December 31, 2007 and 2006, respectively, plus contractual but undrawn commitments of $27.7 billion and $24.1 billion at December 31, 2007 and 2006, respectively. Since the Firm provides credit enhancement and liquidity to Firm-administered, multi-seller conduits, the maximum exposure is not adjusted to exclude exposure that would be absorbed by third-party liquidity providers.

Assets funded by the multi-seller conduits

JPMorgan Chase’s administered multi-seller conduits fund a variety of asset types for the Firm’s clients. Asset types primarily include credit card receivables, auto loans and leases, trade receivables, education loans, commercial loans, residential mortgages, capital commitments (e.g., loans to private equity, mezzanine and real estate opportunity funds secured by capital commitments of highly rated institutional investors), and various other asset types. It is the Firm’s intention that the assets funded by its administered multi-seller conduits be sourced only from the Firm’s clients and not be originated by or transferred from JPMorgan Chase.

JPMorgan Chase & Co./2007 Annual Report	147

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JPMorgan Chase & Co.

The following table presents information on the commitments and assets held by JPMorgan Chase’s administered multi-seller conduits as of December 31, 2007 and 2006.

Summary of exposure to Firm-administered nonconsolidated multi-seller conduits

	2007				2006
December 31, (in billions)	Unfunded commitments(a)	Funded assets	Liquidity provided by third parties	Total exposure	Unfunded commitments(a)	Funded assets	Liquidity provided by third parties	Total exposure
Asset types:
Credit card	$ 3.3	$ 14.2	$ —	$ 17.5	$ 3.8	$ 10.6	$ —	$ 14.4
Automobile	4.5	10.2	—	14.7	4.2	8.2	—	12.4
Trade receivables	6.0	6.6	—	12.6	5.6	7.0	—	12.6
Education loans	0.8	9.2	—	10.0	0.3	0.9	—	1.2
Commercial	2.7	5.5	(0.4)	7.8	2.3	3.8	(0.5)	5.6
Residential mortgage	4.6	3.1	—	7.7	4.1	5.7	—	9.8
Capital commitments	2.0	5.1	(0.6)	6.5	0.8	2.0	(0.2)	2.6
Other	3.8	7.3	(0.6)	10.5	2.3	5.4	(0.3)	7.4
Total	$ 27.7	$ 61.2	$ (1.6)	$ 87.3	$ 23.4	$ 43.6	$ (1.0)	$ 66.0

	Ratings profile of VIE assets (b)							Wt. avg. expected life (years)(c)
December 31, 2007	Investment-grade				Noninvestment-grade		Funded
(in billions)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB to BBB-	BB+ and below		assets
Asset types:
Credit card	$ 4.2	$ 9.4	$ 0.6	$ —	$ —		$ 14.2	1.5
Automobile	1.8	6.9	1.4	—	0.1		10.2	2.3
Trade receivables	—	4.7	1.7	0.2	—		6.6	1.3
Education loans	1.0	8.1	0.1	—	—		9.2	0.5
Commercial	0.5	4.2	0.7	0.1	—		5.5	2.6
Residential mortgage	1.5	0.8	0.8	—	—		3.1	1.5
Capital commitments	—	5.1	—	—	—		5.1	3.4
Other	2.0	4.6	0.4	0.2	0.1		7.3	2.0
Total	$ 11.0	$ 43.8	$ 5.7	$ 0.5	$ 0.2		$ 61.2	1.8

	Ratings profile of VIE assets (b)							Wt. avg. expected life (years)(c)
December 31, 2006 (in billions)	Investment-grade				Noninvestment-grade		Funded assets
	AAA to AAA-	AA+ to AA-	A+ to A-	BBB to BBB-	BB+ and below
Asset types:
Credit card	$ 1.0	$ 9.1	$ 0.4	$ 0.1	$ —		$ 10.6	1.1
Automobile	1.1	6.8	0.3	—	—		8.2	2.3
Trade receivables	0.1	5.0	1.7	0.2	—		7.0	1.1
Education loans	0.5	—	0.4	—	—		0.9	1.0
Commercial	0.7	2.2	0.9	—	—		3.8	3.0
Residential mortgage	—	5.1	0.6	—	—		5.7	0.9
Capital commitments	—	1.8	0.2	—	—		2.0	3.0
Other	2.0	3.1	0.1	0.2	—		5.4	2.0
Total	$ 5.4	$ 33.1	$ 4.6	$ 0.5	$ —		$ 43.6	1.7

(a)	Unfunded commitments held by the conduits represent asset purchase agreements between the conduits and the Firm.
(b)	The ratings scale is presented on an S&P equivalent basis.
(c)	Weighted average expected life for each asset type is based upon the remainder of each conduit transaction’s committed liquidity plus the expected weighted average life of the assets should the committed liquidity expire without renewal, or the expected time to sell the underlying assets in the securitization market.

148	JPMorgan Chase & Co./2007 Annual Report

The assets held by the multi-seller conduits are structured so that if the assets were rated, the Firm believes the majority of them would receive an “A” rating or better by external rating agencies. However, it is unusual for the assets held by the conduits to be explicitly rated by an external rating agency. Instead, the Firm’s Credit Risk group assigns each asset purchase liquidity facility an internal risk-rating based on its assessment of the probability of default for the transaction. The ratings provided in the above table reflect the S&P-equivalent ratings of the internal rating grades assigned by the Firm.

The risk ratings are periodically reassessed as information becomes available. As a result of the deterioration in the credit markets during the second half of 2007, a number of asset purchase liquidity facilities had internal ratings downgrades. These downgrades involved facilities across various asset types. The largest concentration of downgrades related to residential mortgage and education loan exposures. As of December 31, 2007, 99% of the assets in the conduits were risk rated “A-” or better.

Commercial paper issued by the multi-seller conduits

The weighted average life of commercial paper issued by the multi-seller conduits was 51 days in 2007, compared with 36 days in 2006, and the average yield on the commercial paper was 5.3% in 2007, compared with 5.0% in 2006.

In the second half of 2007, the asset-backed commercial paper market was challenging as investors were concerned about potential subprime mortgage exposures. These concerns negatively affected the ability of many VIEs to reissue maturing commercial paper. However, investors have continued to purchase the commercial paper issued by the Firm-administered multi-seller conduits, although at higher yields and shorter maturities. Commercial paper spreads widened most significantly in December 2007, reflecting commercial paper investors’ concerns about year-end redemptions and their need to have cash available.

In the normal course of business, JPMorgan Chase trades and invests in commercial paper, including commercial paper issued by the Firm-administered conduits. The percentage of commercial paper purchased by the Firm across all Firm-administered conduits during 2007 ranged from less than 1% to approximately 10% on any given day. The largest daily amount held by the Firm in any one multi-seller conduit during 2007 was approximately $2.7 billion, or 16%, of the conduit’s commercial paper outstanding. Total commercial paper held by the Firm at December 31, 2007 and 2006, was $131 million and $1.3 billion, respectively. The Firm is not obligated under any agreement (contractual or noncontractual) to purchase the commercial paper issued by JPMorgan Chase-administered conduits.

Significant 2007 activity

In July 2007, a reverse repurchase agreement collateralized by prime residential mortgages held by a Firm-administered multi-seller conduit was put to JPMorgan Chase under its deal-specific liquidity facility. The asset was transferred to and recorded by JPMorgan Chase at its par value based on the fair value of the collateral that supported the reverse repurchase agreement. During the fourth quarter of 2007, additional information regarding the value of the collateral, including performance statistics, resulted in the determination by the Firm that the fair value of the collateral was impaired. Impairment losses will be allocated to the expected loss note (“ELN”) holder (the party that absorbs the majority of the expected loss from the conduit) in accordance with the contractual provisions of the ELN note.

On October 29, 2007, certain structured CDO assets originated in the second quarter of 2007 and backed by subprime mortgages were transferred to the Firm from two Firm-administered multi-seller conduits. It became clear in October that commercial paper investors and rating agencies were becoming increasingly concerned about CDO assets backed by subprime mortgage exposures. Because of these concerns, and to ensure the continuing viability of the two conduits as financing vehicles for clients and as investment alternatives for commercial paper investors, the Firm, in its role as administrator, transferred the CDO assets out of the multi-seller conduits. The structured CDO assets were transferred to the Firm at their par value of $1.4 billion. As of December 31, 2007, the CDO assets were valued on the Consolidated balance sheet at $291 million.

There are no other structured CDO assets backed by subprime mortgages remaining in JPMorgan Chase-administered multi-seller conduits as of December 31, 2007. In addition, the Firm has no plans to permit the multi-seller conduits to purchase such assets in the future.

Consolidation analysis

The multi-seller conduits administered by the Firm are not consolidated at December 31, 2007, because each conduit had issued ELNs, the holders of which are committed to absorbing the majority of the expected loss of each respective conduit.

Implied support

The Firm’s expected loss modeling treats all variable interests, other than the ELNs, as its own to determine consolidation. The Firm does not consider the October 2007 transfer of the structured CDO assets from the multi-seller conduits to JPMorgan Chase to be an indicator of JPMorgan Chase’s intent to provide implicit support to the ELN holders. Instead, this action was a one-time, isolated event, limited to a specific type of asset that is not typically funded in the Firm’s administered multi-seller conduits and for which the Firm has no plans (in its capacity as administrator) to allow the conduits to purchase in the future.

The Firm did not have and continues not to have any intent to protect any ELN holders from potential losses on any of the conduits’ holdings and has no plans to remove any assets from any conduit unless required to do so in its role as administrator. Should such a transfer occur, the Firm would allocate losses on such assets between itself and the ELN holders in accordance with the terms of the applicable ELN.

JPMorgan Chase & Co./2007 Annual Report	149

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JPMorgan Chase & Co.

Expected loss modeling

In 2006, the Firm restructured four multi-seller conduits that it administers. The restructurings included enhancing the Firm’s expected loss model. In determining the primary beneficiary of the conduits it administers, the Firm uses a Monte Carlo–based model to estimate the expected losses of each of the conduits and considers the relative rights and obligations of each of the variable interest holders. The variability to be considered in the modeling of expected losses is based on the design of the entity. The Firm’s traditional multi-seller conduits are designed to pass credit risk, not liquidity risk, to its variable interest holders, as the assets are intended to be held in the conduit for the longer term.

Under FIN 46R, the Firm is required to run the Monte Carlo-based expected loss model each time a reconsideration event occurs. In applying this guidance to the conduits, the following events are considered to be reconsideration events as they could affect the determination of the primary beneficiary of the conduits:

•	New deals, including the issuance of new or additional variable interests (credit support, liquidity facilities, etc);

•	Changes in usage, including the change in the level of outstanding variable interests (credit support, liquidity facilities, etc);

•	Modifications of asset purchase agreements; and

•	Sales of interests held by the primary beneficiary.

From an operational perspective, the Firm does not run its Monte Carlo-based expected loss model every time there is a reconsideration event due to the frequency of their occurrence. Instead, the Firm runs its expected loss model each quarter and includes a growth assumption for each conduit to ensure that a sufficient amount of ELNs exists for each conduit at any point during the quarter.

As part of its normal quarterly model review, the Firm reassesses the underlying assumptions and inputs of the expected loss model. During the second half of 2007, certain assumptions used in the model were adjusted to reflect the then current market conditions. Specifically, risk ratings and loss given default assumptions relating to residential subprime mortgage exposures were modified. For other nonmortgage-related asset classes, the Firm determined that the assumptions in the model required little adjustment. As a result of the updates to the model, during the fourth quarter of 2007 the terms of the ELNs were renegotiated to increase the level of commitment and funded amounts to be provided by the ELN holders. The total amount of expected loss notes outstanding at December 31, 2007 and 2006, were $130 million and $54 million, respectively. Management concluded that the model assumptions used were reflective of market participant’s assumptions and appropriately considered the probability of a recurrence of recent market events.

Qualitative considerations

The multi-seller conduits are primarily designed to provide an efficient means for clients to access the commercial paper market. The Firm believes the conduits effectively disperse risk among all parties and that the preponderance of economic risk in the Firm’s multi-seller conduits is not held by JPMorgan Chase. The percentage of assets in the multi-seller conduits that the Firm views as client-related represent 99% and 98% of the total conduits’ holdings at December 31, 2007 and 2006, respectively.

Consolidated sensitivity analysis on capital

It is possible that the Firm could be required to consolidate a VIE if it were determined that the Firm became the primary beneficiary of the VIE under the provisions of FIN 46R. The factors involved in making the determination of whether or not a VIE should be consolidated are discussed above and in Note 1 on page 108 of this Annual Report. The table below shows the impact on the Firm’s reported assets, liabilities, Net income, Tier 1 capital ratio and Tier 1 leverage ratio if the Firm were required to consolidate all of the multi-seller conduits that it administers.

As of or for the year ending
December 31, 2007
(in billions, except ratios)	Reported	Pro forma
Assets	$1,562.1	$1,623.9
Liabilities	1,438.9	1,500.9
Net income	15.4	15.2
Tier 1 capital ratio	8.4%	8.4%
Tier 1 leverage ratio	6.0	5.8

The Firm could fund purchases of assets from VIEs should it become necessary.

Investor intermediation

As a financial intermediary, the Firm creates certain types of VIEs and also structures transactions, typically derivative structures, with these VIEs to meet investor needs. The Firm may also provide liquidity and other support. The risks inherent in the derivative instruments or liquidity commitments are managed similarly to other credit, market or liquidity risks to which the Firm is exposed. The principal types of VIEs for which the Firm is engaged in these structuring activities are municipal bond vehicles, credit-linked note vehicles and collateralized debt obligation vehicles.

Municipal bond vehicles

The Firm has created a series of secondary market trusts that provide short-term investors with qualifying tax-exempt investments, and that allow investors in tax-exempt securities to finance their investments at short-term tax-exempt rates. In a typical transaction, the vehicle purchases fixed-rate longer-term highly rated municipal bonds and funds the purchase by issuing two types of securities: (1) putable floating-rate certificates and (2) inverse floating-rate residual interests (“residual interests”). The maturity of each of the putable floating-rate certificates and the residual interests is equal to the life of the vehicle, while the maturity of the underlying municipal bonds is longer. Holders of the putable floating-rate certificates may “put”, or tender, the certificates if the remarketing agent cannot successfully remarket the floating-rate certificates to another investor. A liquidity facility conditionally obligates the liquidity provider to fund the purchase of the tendered floating-rate certificates. Upon termination of the vehicle, if the proceeds from the sale of the underlying municipal bonds are not sufficient to repay the liquidity facility, the liquidity provider has recourse either to excess collateralization in the vehicle or the residual interest holders for reimbursement.

The third-party holders of the residual interests in these vehicles could experience losses if the face amount of the putable floating-rate certificates exceeds the market value of the municipal bonds upon termination of the vehicle. Certain vehicles require a smaller initial investment by the residual interest holders and thus do not result in excess collateralization. For these vehicles there exists a reimbursement obli-

150	JPMorgan Chase & Co./2007 Annual Report

gation which requires the residual interest holders to post, during the life of the vehicle, additional collateral to the vehicle on a daily basis as the market value of the municipal bonds declines.

JPMorgan Chase often serves as the sole liquidity provider and remarketing agent of the putable floating-rate certificates. As the liquidity provider, the Firm has an obligation to fund the purchase of the putable floating-rate certificates; this obligation is triggered by the failure to remarket the putable floating-rate certificates. The liquidity provider’s obligation to perform is conditional and is limited by certain termination events which include bankruptcy or failure to pay by the municipal bond issuer or credit enhancement provider, and the immediate downgrade of the municipal bond to below investment grade. In vehicles in which third-party investors own the residual interests, in addition to the termination events, the Firm’s exposure as liquidity provider is further limited by the high credit quality of the underlying municipal bonds, and the excess collateralization in the vehicle or the reimbursement agreements with the residual interest holders.

As remarketing agent, the Firm may hold the putable floating-rate certificates; at December 31, 2007 and 2006, respectively, the Firm held $617 million and $275 million of these certificates on its Consolidated balance sheets. The largest amount held by the Firm at any time during 2007 was $1.0 billion, or 5%, of the municipal bond vehicles’ outstanding putable floating-rate certificates. During 2007 and 2006, the Firm did not experience a draw on the liquidity facilities.

The long-term credit ratings of the putable floating-rate certificates are directly related to the credit ratings of the underlying municipal bonds, and to the credit rating of any insurer of the underlying municipal bond. A downgrade of a bond insurer would result in a downgrade of the insured municipal bonds, which would affect the rating of the putable floating-rate certificates. This could cause demand for these certificates by investors to decline or disappear, as putable floating-rate certificate holders typically require an “AA-” bond rating. At December 31, 2007 and 2006, 99% of the underlying municipal bonds held by vehicles to which the Firm served as liquidity provider were rated “AA-” or better. At December 31, 2007 and 2006, $702 million and $606 million, respectively, of the bonds were insured by a third party. During 2007 and 2006, the municipal bond vehicles did not experience any bankruptcy or downgrade termination events.

The Firm sometimes invests in the residual interests of municipal bond vehicles. For VIEs in which the Firm owns the residual interests, the Firm consolidates the VIEs. The likelihood that the Firm would have to consolidate VIEs where the Firm does not own the residual interests and that are currently off-balance sheet is remote.

Exposure to nonconsolidated municipal bond VIEs at December 31, 2007 and 2006, including the ratings profile of the VIE’s assets, were as follows.

	2007				2006
December 31, (in billions)	Fair value of assets held by VIEs	Liquidity facilities(c)	Excess/ (deficit)(d)	Total exposure	Fair value of assets held by VIEs	Liquidity facilities(c)	Excess/ (deficit)(d)	Total exposure
Nonconsolidated
Municipal bond vehicles(a)(b)	$ 19.2	$ 18.1	$ 1.1	$ 18.1	$ 11.1	$ 10.3	$ 0.8	$ 10.3

	Ratings profile of VIE assets(e)					Fair value of assets held by VIEs	Wt. avg. expected life of assets (years)
December 31,	Investment-grade				Noninvestment-grade
(in billions)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB to BBB-	BB+ and below
Nonconsolidated municipal bond vehicles(a)
2007	$ 14.6	$ 4.4	$ 0.2	$ —	$ —	$ 19.2	10.0
2006	9.4	1.6	0.1	—	—	11.1	10.0

(a)	Excluded $6.9 billion and $4.6 billion at December 31, 2007 and 2006, respectively, which were consolidated due to the Firm owning the residual interests.
(b)	Certain of the municipal bond vehicles are structured to meet the definition of a QSPE (as discussed in Note 1 on page 108 of this Annual Report); accordingly, the assets and liabilities of QSPEs are not reflected in the Firm’s Consolidated balance sheets (except for retained interests that are reported at fair value). Excluded nonconsolidated amounts of $7.1 billion and $4.7 billion at December 31, 2007 and 2006, respectively, related to QSPE municipal bond vehicles in which the Firm owned the residual interests.
(c)	The Firm may serve as credit enhancement provider in municipal bond vehicles in which it serves as liquidity provider. The Firm provided insurance on underlying municipal bonds in the form of letters of credit in the amount of $103 million and $82 million at December 31, 2007 and 2006, respectively.
(d)	Represents the excess (deficit) of municipal bond asset fair value available to repay the liquidity facilities if drawn.
(e)	The ratings scale is presented on an S&P equivalent basis.

JPMorgan Chase & Co./2007 Annual Report	151

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JPMorgan Chase & Co.

Credit-linked note vehicles

The Firm structures transactions with credit-linked note (“CLN”) vehicles in which the VIE purchases highly rated assets (such as asset-backed securities) and enters into a credit derivative contract with the Firm to obtain exposure to a referenced credit which the VIE otherwise does not hold. The VIE then issues CLNs with maturities predominantly ranging from one to 10 years in order to transfer the risk of the referenced credit to the VIE’s investors. Clients and investors often prefer using a CLN vehicle since the CLNs issued by the VIE generally carry a higher credit rating than such notes would if issued directly by JPMorgan Chase. The Firm’s exposure to the CLN vehicles is generally limited to its rights and obligations under the credit derivative contract with the VIE as the Firm does not provide any additional financial support to the VIE. Accordingly, the Firm typically does not consolidate the CLN vehicles. As a derivative counterparty in a credit-linked note structure, the Firm has a senior claim on the collateral of the VIE and reports such derivatives on its balance sheet at fair value. Substantially all of the collateral purchased by such VIEs is investment-grade, with a significant majority being rated “AAA”. The Firm divides its credit-linked note structures broadly into two types: static and managed.

In a static credit-linked note structure, the CLNs and associated credit derivative contract either reference a single credit (e.g., a multinational corporation) or all or part of a fixed portfolio of credits. The Firm generally buys protection from the VIE under the credit derivative. As a net buyer of credit protection, the Firm pays a premium to the VIE in return for the receipt of a payment (up to the notional amount of the derivative) if one or more reference credits defaults, or if the losses resulting from the default of the reference credits exceed specified levels.

In a managed credit-linked note structure, the CLNs and associated credit derivative generally reference all or part of an actively managed portfolio of credits. An agreement exists between a portfolio manager and the VIE that gives the portfolio manager the ability to substitute each referenced credit in the portfolio for an alternative credit. By participating in a structure where a portfolio manager has the ability to substitute credits within pre-agreed terms, the investors who own the CLNs seek to reduce the risk that any single credit in the portfolio will default. The Firm does not act as portfolio manager; its involvement with the VIE is generally limited to being a derivative counterparty. As a net buyer of credit protection, the Firm pays a premium to the VIE in return for the receipt of a payment (up to the notional of the derivative) if one or more credits within the portfolio defaults, or if the losses resulting from the default of reference credits exceed specified levels. Exposure to nonconsolidated credit-linked note VIEs at December 31, 2007 and 2006, was as follows.

	2007				2006
December 31, (in billions)	Derivative receivables	Trading assets(c)	Total exposure(d)	Par value of collateral held by VIEs	Derivative receivables	Trading assets(c)	Total exposure(d)	Par value of collateral held by VIEs
Credit-linked notes(a)
Static structure	$0.8	$0.4	$1.2	$13.5	$0.2	$0.1	$0.3	$15.9
Managed structure(b)	4.5	0.9	5.4	12.8	0.4	0.2	0.6	8.9
Total	$5.3	$1.3	$6.6	$26.3	$0.6	$0.3	$0.9	$24.8

(a)	Excluded fair value of collateral of $2.5 billion and $2.0 billion at December 31, 2007 and 2006, respectively, which were consolidated.
(b)	Includes synthetic CDO vehicles, which have similar risk characteristics to managed CLN vehicles; 2006 amounts have been revised to reflect this presentation. 2007 trading assets amounts include $291 million of transactions with subprime collateral.
(c)	Trading assets principally comprise notes issued by VIEs, which from time to time are held as part of the termination of a deal or to support limited market-making.
(d)	On-balance sheet exposure that includes Derivative receivables and trading assets.

Collateralized Debt Obligations vehicles

A CDO typically refers to a security that is collateralized by a pool of bonds, loans, equity, derivatives or other assets. The Firm’s involvement with a particular CDO vehicle may take one or more of the following forms: arranger, warehouse funding provider, placement agent or underwriter, secondary market-maker for securities issued, or derivative counterparty.

Prior to the formal establishment of a CDO vehicle, there is a warehousing period where a VIE may be used to accumulate the assets which will be subsequently securitized and will serve as the collateral for the securities to be issued to investors. During this warehousing period, the Firm may provide all or a portion of the financing to the VIE, for which the Firm earns interest on the amounts it finances. A third-party asset manager that will serve as the manager for the CDO vehicle uses the warehouse funding provided by the Firm to purchase the financial assets. The funding commitments generally are one year in duration. In the event that the securitization of assets does not occur within the committed financing period, the warehoused assets are generally liquidated.

Because of the varied levels of support provided by the Firm during the warehousing period, which typically averages six to nine months, each CDO warehouse VIE is assessed in accordance with FIN 46(R) to determine whether the Firm is considered the primary beneficiary that should consolidate the VIE. In general, the Firm would consolidate the warehouse VIE unless another third party, typically the asset manager,

152	JPMorgan Chase & Co./2007 Annual Report

provides significant protection for potential declines in the value of the assets held by the VIE. In those cases, the third party that provides the protection to the warehouse VIE would consolidate the VIE.

Once the portfolio of warehoused assets is large enough, the VIE will issue securities. The proceeds from the securities issuance will be used to repay the warehouse financing obtained from the Firm and other counterparties. In connection with the establishment of the CDO vehicle, the Firm typically earns a fee for arranging the CDO vehicle and distributing the securities (as placement agent and/or underwriter) and does not typically own any equity tranches issued. Once the CDO vehicle closes and issues securities, the Firm has no further obligation to provide further support to the vehicle. At the time of closing, the Firm may hold unsold positions that the Firm was not able to place with third-party investors. The amount of unsold positions at December 31, 2007, was insignificant. In addition, the Firm may on occasion hold some of the CDO vehicles’ securities as a secondary market-maker or as a principal investor, or it may be a derivative counterparty to the vehicles. At December 31, 2007 and 2006, these amounts were not significant.

Exposures to CDO warehouse VIEs at December 31, 2007 and 2006, were as follows.

December 31, 2007 (in billions)	Funded loans	Unfunded commitments(a)	Total exposure(b)
CDO warehouse VIEs
Consolidated	$ 2.4	$ 1.9	$ 4.3
Nonconsolidated	2.7	3.4	6.1
Total	$ 5.1	$ 5.3	$ 10.4

December 31, 2006 (in billions)	Funded loans	Unfunded commitments(a)	Total exposure(b)
CDO warehouse VIEs
Consolidated	$ 2.3	$ 2.5	$ 4.8
Nonconsolidated	3.6	5.9	9.5
Total	$ 5.9	$ 8.4	$ 14.3

	Ratings profile of VIE assets(c)
December 31,	Investment-grade				Noninvestment-grade	Total
(in billions)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB to BBB-	BB+ and below	exposure
Nonconsolidated CDO warehouse VIEs
2007	$ —	$ —	$ —	$ —	$ 2.7	$2.7
2006	—	—	—	0.8	2.8	3.6

(a)	Typically contingent upon certain asset-quality conditions being met by asset managers.
(b)	The aggregate of the fair value of loan exposure and any unfunded contractually committed financing.
(c)	The ratings scale is based upon JPMorgan Chase’s internal risk ratings and is presented on an S&P equivalent basis.

JPMorgan Chase & Co./2007 Annual Report	153

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JPMorgan Chase & Co.

Consolidated VIE assets

The following table summarizes the Firm’s total consolidated VIE assets, by classification, on the Consolidated balance sheets, as of December 31, 2007 and 2006.

December 31, (in billions)	2007	2006
Consolidated VIE assets
Securities purchased under resale agreements(a)	$0.1	$8.0
Trading assets(b)	14.4	9.8
Investment securities	—	0.2
Loans(a)	4.4	15.9
Other assets	0.7	2.9
Total consolidated assets	$19.6	$36.8

(a)	Included activity conducted by the Firm in a principal capacity, primarily in the IB.
(b)	Included the fair value of securities and derivative receivables.

The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item titled, “Beneficial interests issued by consolidated variable interest entities” on the Consolidated balance sheets. The holders of these beneficial interests do not have recourse to the general credit of JPMorgan Chase. See Note 21 on page 159 of this Annual Report for the maturity profile of FIN 46 long-term beneficial interests.

Other topics related to VIEs

VIEs Structured by Unrelated Parties

The Firm enters into transactions with VIEs structured by other parties. These transactions include, for example, acting as a derivative counterparty, liquidity provider, investor, underwriter, placement agent, trustee or custodian. These transactions are conducted at arm’s length, and individual credit decisions are based upon the analysis of the specific VIE, taking into consideration the quality of the underlying assets. Where these activities do not cause JPMorgan Chase to absorb a majority of the expected losses of the VIEs or to receive a majority of the residual returns of the VIEs, JPMorgan Chase records and reports these positions on its balance sheet similar to the way it would record and report positions from any other third-party transaction. These transactions are not considered significant for disclosure purposes under FIN 46(R).

Note 18 – Goodwill and other intangible assets

Goodwill is not amortized. It is instead tested for impairment in accordance with SFAS 142 at the reporting-unit segment, which is generally one level below the six major reportable business segments (as described in Note 34 on pages 175–177 of this Annual Report); plus Private Equity (which is included in Corporate). Goodwill is tested annually (during the fourth quarter) or more often if events or circumstances, such as adverse changes in the business climate, indicate there may be impairment. Intangible assets determined to have indefinite lives are not amortized but instead are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test compares the fair value of the indefinite-lived intangible asset to its carrying amount. Other acquired intangible assets determined to have finite lives, such as core deposits and credit card relationships, are amortized over their estimated useful lives in a manner that best reflects the economic benefits of the intangible asset. In addition, impairment testing is performed periodically on these amortizing intangible assets.

Goodwill and other intangible assets consist of the following.

December 31, (in millions)	2007	2006
Goodwill	$45,270	$45,186
Mortgage servicing rights	8,632	7,546
Purchased credit card relationships	2,303	2,935
All other intangibles:
Other credit card–related intangibles	$346	$302
Core deposit intangibles	2,067	2,623
Other intangibles	1,383	1,446
Total All other intangible assets	$3,796	$4,371

Goodwill

The $84 million increase in Goodwill from 2006 primarily resulted from certain acquisitions by TSS and CS, and currency translation adjustments on the Sears Canada credit card acquisition. Partially offsetting these increases was a reduction in Goodwill from the adoption of FIN 48, as well as tax-related purchase accounting adjustments. For additional information see Note 26 on pages 164–165 of this Annual Report.

Goodwill was not impaired at December 31, 2007, or 2006, nor was any goodwill written off due to impairment during 2007 and 2006.

Goodwill attributed to the business segments was as follows.

December 31, (in millions)	2007	2006
Investment Bank	$3,578	$3,526
Retail Financial Services	16,848	16,955
Card Services	12,810	12,712
Commercial Banking	2,873	2,901
Treasury & Securities Services	1,660	1,605
Asset Management	7,124	7,110
Corporate (Private Equity)	377	377
Total Goodwill	$45,270	$45,186

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

The amount initially capitalized as MSRs represents the amount paid to third parties to acquire MSRs or is the estimate of fair value, if retained upon the sale or securitization of mortgage loans. The Firm estimates the fair value of MSRs for initial capitalization and ongoing valuation using an option-adjusted spread model, which projects MSR cash flows over multiple interest rate scenarios in conjunction with the Firm’s proprietary prepayment model, and then discounts these cash

154	JPMorgan Chase & Co./2007 Annual Report

flows at risk-adjusted rates. The model considers portfolio characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue and costs to service, and other economic factors. The Firm reassesses and periodically adjusts the underlying inputs and assumptions used in the OAS model to reflect market conditions and assumptions that a market participant would consider in valuing the MSR asset. During the fourth quarter of the 2007, the Firm’s proprietary prepayment model was refined to reflect a decrease in estimated future mortgage prepayments based upon a number of market related factors including a downward trend in home prices, general tightening of credit underwriting standards and the associated impact on refinancing activity. The Firm compares fair value estimates and assumptions to observable market data where available and to recent market activity and actual portfolio experience.

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

For the year ended December 31, 2005, MSRs were accounted for under SFAS 140, using a lower of cost or fair value approach. Under this approach, MSRs were amortized as a reduction of the actual servicing income received in proportion to, and over the period of, the estimated future net servicing income stream of the underlying mortgage loans. For purposes of evaluating and measuring impairment of MSRs, the Firm stratified the portfolio on the basis of the predominant risk characteristics, which are loan type and interest rate. Any indicated impairment was recognized as a reduction in revenue through a valuation allowance, which represented the extent to which the carrying value of an individual stratum exceeded its estimated fair value. Any gross carrying value and relat-

ed valuation allowance amounts which were not expected to be recovered in the foreseeable future, based upon the interest rate scenario, were considered to be other-than-temporary.

Prior to the adoption of SFAS 156, the Firm designated certain derivatives used to risk manage MSRs (e.g., a combination of swaps, swaptions and floors) as SFAS 133 fair value hedges of benchmark interest rate risk. SFAS 133 hedge accounting allowed the carrying value of the hedged MSRs to be adjusted through earnings in the same period that the change in value of the hedging derivatives was recognized through earnings. The designated hedge period was daily. In designating the benchmark interest rate, the Firm considered the impact that the change in the benchmark rate had on the prepayment speed estimates in determining the fair value of the MSRs. Hedge effectiveness was assessed using a regression analysis of the change in fair value of the MSRs as a result of changes in benchmark interest rates and of the change in the fair value of the designated derivatives. The valuation adjustments to both the MSRs and SFAS 133 derivatives were recorded in Mortgage fees and related income. With the election to apply fair value accounting to the MSRs under SFAS 156, SFAS 133 hedge accounting is no longer necessary. For a further discussion on derivative instruments and hedging activities, see Note 30 on pages 168–169 of this Annual Report.

The following table summarizes MSR activity, certain key assumptions, and the sensitivity of the fair value of MSRs to adverse changes in those key assumptions for the years ended December 31, 2007 and 2006, during which period MSRs were accounted for under SFAS 156.

Year ended December 31, (in millions)	2007	2006
Balance at beginning of period after valuation allowance	$7,546	$6,452
Cumulative effect of change in accounting principle	—	230
Fair value at beginning of period	7,546	6,682

Originations of MSRs	2,335	1,512
Purchase of MSRs	798	627
Total additions	3,133	2,139

Change in valuation due to inputs and assumptions(a)	(516)	165
Other changes in fair value(b)	(1,531)	(1,440)
Total change in fair value	(2,047)	(1,275)
Fair value at December 31	$8,632	$7,546
Change in unrealized (losses) gains included in income related to MSRs held at December 31	$(516)	NA

(a)	Represents MSR asset fair value adjustments due to changes in market-based inputs, such as interest rates and volatility, as well as updates to assumptions used in the MSR valuation model. This caption also represents total realized and unrealized gains (losses) included in Net income per the SFAS 157 disclosure for fair value measurement using significant unobservable inputs (level 3). These changes in fair value are recorded in Mortgage fees and related income.
(b)	Includes changes in the MSR value due to modeled servicing portfolio runoff (or time decay). This caption represents the impact of cash settlements per the SFAS 157 disclosure for fair value measurement using significant unobservable inputs (level 3). These changes in fair value are recorded in Mortgage fees and related income.

JPMorgan Chase & Co./2007 Annual Report	155

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JPMorgan Chase & Co.

The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at December 31, 2007 and 2006, respectively; and it outlines the sensitivities of those fair values to immediate 10% and 20% adverse changes in those assumptions.

Year ended December 31, (in millions, except rates and where otherwise noted)	2007	2006
Weighted-average prepayment speed assumption (CPR)	12.49%	17.02%
Impact on fair value of 10% adverse change	$(481)	$(381)
Impact on fair value of 20% adverse change	(926)	(726)

Weighted-average discount rate	10.53%	9.32%
Impact on fair value of 10% adverse change	$(345)	$(254)
Impact on fair value of 20% adverse change	(664)	(491)
Contractual service fees, late fees and other ancillary fees included in Mortgage fees and related income	$2,429	$2,038
Third-party Mortgage loans serviced at December 31 (in billions)	$614.7	$526.7

CPR:	Constant prepayment rate.

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

The following table summarizes MSR activity for the year ended December 31, 2005, during which period MSRs were accounted for under SFAS 140.

Year ended December 31, (in millions, except rates and where otherwise noted)	2005(c)
Balance at January 1	$6,111

Originations of MSRs	1,301
Purchase of MSRs	596
Total additions	1,897

Other-than-temporary impairment	(1)
Amortization	(1,295)
SFAS 133 hedge valuation adjustments	90
Balance at December 31	6,802
Less: valuation allowance(a)	350
Balance at December 31, after valuation allowance	$6,452

Estimated fair value at December 31	$6,682
Weighted-average prepayment speed assumption (CPR)	17.56%
Weighted-average discount rate	9.68%

Valuation allowance at January 1	$1,031
Other-than-temporary impairment(b)	(1)
SFAS 140 impairment (recovery) adjustment	(680)
Valuation allowance at December 31	$350
Contractual service fees, late fees and other ancillary fees included in Mortgage fees and related income	$1,769
Third-party Mortgage loans serviced at December 31 (in billions)	$467.5

(a)	The valuation allowance in the preceding table at December 31, 2005, represented the extent to which the carrying value of MSRs exceeded the estimated fair value for its applicable SFAS 140 strata. Changes in the valuation allowance were the result of the recognition of impairment or the recovery of previously recognized impairment charges due to changes in market conditions during the period.
(b)	The Firm recorded an other-than-temporary impairment of its MSRs of $1 million in 2005, which permanently reduced the gross carrying value of the MSRs and the related valuation allowance. The permanent reduction precluded subsequent reversals. This write-down had no impact on the results of operations or financial condition of the Firm.
(c)	During the fourth quarter of 2005, the Firm began valuing MSRs using an OAS valuation model. Prior to the fourth quarter of 2005, MSRs were valued using cash flows and discount rates determined by a “static” or single interest rate path valuation model.
CPR:	Constant prepayment rate

Purchased credit card relationships and All other intangible assets

During 2007, Purchased credit card relationships and all other intangible assets decreased $632 million and $575 million, respectively, primarily as a result of amortization expense.

Except for $513 million of indefinite-lived intangibles related to asset management advisory contracts which are not amortized, but instead are tested for impairment at least annually, the remainder of the Firm’s other acquired intangible assets are subject to amortization.

156	JPMorgan Chase & Co./2007 Annual Report

The components of credit card relationships, core deposits and other intangible assets were as follows.

	2007			2006
December 31, (in millions)	Gross amount	Accumulated amortization	Net carrying value	Gross amount	Accumulated amortization	Net carrying value
Purchased credit card relationships	$5,794	$3,491	$2,303	$5,716	$2,781	$2,935
All other intangibles:
Other credit card–related intangibles	422	76	346	367	65	302
Core deposit intangibles	4,281	2,214	2,067	4,283	1,660	2,623
Other intangibles	2,026	643(a)	1,383	1,961	515(a)	1,446

(a)	Includes amortization expense related to servicing assets on securitized automobile loans, which is recorded in Lending & deposit-related fees, of $9 million and $11 million for the years ended December 31, 2007 and 2006, respectively.

Amortization expense

The following table presents amortization expense related to credit card relationships, core deposits and All other intangible assets.

Year ended December 31, (in millions)	2007	2006	2005
Purchased credit card relationships	$710	$731	$703
All other intangibles:
Other credit card–related intangibles	11	6	36
Core deposit intangibles	554	568	623
Other intangibles(a)	119	123	128
Total amortization expense	$1,394	$1,428	$1,490

(a)	Amortization expense related to the aforementioned selected corporate trust businesses were reported in Income from discontinued operations for all periods presented.

Future amortization expense

The following table presents estimated future amortization expense related to credit card relationships, core deposits and All other intangible assets at December 31, 2007.

Year ended December 31, (in millions)	Purchased credit card relationships	Other credit card-related intangibles	Core deposit intangibles	All other intangible assets	Total
2008	$ 615	$ 23	$ 479	$ 114	$1,231
2009	438	29	397	103	967
2010	356	38	336	86	816
2011	293	43	293	76	705
2012	254	51	251	73	629

JPMorgan Chase & Co./2007 Annual Report	157

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JPMorgan Chase & Co.

Note 19 – Premises and equipment

Premises and equipment, including leasehold improvements, are carried at cost less accumulated depreciation and amortization. JPMorgan Chase computes depreciation using the straight-line method over the estimated useful life of an asset. For leasehold improvements, the Firm uses the straight-line method computed over the lesser of the remaining term of the leased facility or the estimated useful life of the leased asset. JPMorgan Chase has recorded immaterial asset retirement obligations related to asbestos remediation under SFAS 143 and FIN 47 in those cases where it has sufficient information to estimate the obligations’ fair value.

JPMorgan Chase capitalizes certain costs associated with the acquisition or development of internal-use software under SOP 98-1. Once the software is ready for its intended use, these costs are amortized on a straight-line basis over the software’s expected useful life, and reviewed for impairment on an ongoing basis.

Note 20 – Deposits

At December 31, 2007 and 2006, Noninterest-bearing and Interest-bearing deposits were as follows.

December 31, (in millions)	2007	2006
U.S. offices:
Noninterest-bearing	$129,406	$132,781
Interest-bearing (included $1,909 at fair value at December 31, 2007)	376,194	337,812
Non-U.S. offices:
Noninterest-bearing	6,342	7,662
Interest-bearing (included $4,480 at fair value at December 31, 2007)	228,786	160,533
Total	$740,728	$638,788

At December 31, 2007 and 2006, time deposits in denominations of $100,000 or more were as follows.

December 31, (in millions)	2007	2006
U.S.	$134,529	$110,812
Non-U.S.	69,171	51,138
Total	$203,700	$161,950

At December 31, 2007, the maturities of time deposits were as follows.

December 31, 2007 (in millions)	U.S.	Non-U.S.	Total
2008	$159,663	$84,260	$243,923
2009	2,040	307	2,347
2010	819	80	899
2011	530	156	686
2012	1,211	211	1,422
After 5 years	347	253	600
Total	$164,610	$85,267	$249,877

158	JPMorgan Chase & Co./2007 Annual Report

Note 21 – Long-term debt

JPMorgan Chase issues long-term debt denominated in various currencies, although predominantly U.S. dollars, with both fixed and variable interest rates. The following table is a summary of long-term debt carrying values (including unamortized original issue discount, SFAS 133 valuation adjustments and fair value adjustments, where applicable) by contractual maturity for the current year.

By remaining maturity at December 31, 2007 (in millions, except rates)			2007
			Under 1 year	1–5 years	After 5 years	Total		2006 Total

Parent company
Senior debt:(a)	Fixed rate		$5,466	$14,669	$9,251	$29,386		$20,316
	Variable rate		11,406	29,022	7,118	47,546		28,264
	Interest rates	(b)	0.96–6.63%	0.75–7.43%	1.25–6.00%	0.75–7.43%		0.75–12.48%

Subordinated debt:	Fixed rate		$903	$9,387	$17,471	$27,761		$26,012
	Variable rate		24	36	1,828	1,888		1,989
	Interest rates	(b)	5.75–6.75%	5.90–10.00%	1.92–9.88%	1.92–10.00%		1.60–10.00%
	Subtotal		$17,799	$53,114	$35,668	$106,581		$76,581
Subsidiaries
Senior debt:(a)	Fixed rate		$1,493	$2,588	$2,325	$6,406		$10,449
	Variable rate		8,603	36,263	15,690	60,556		41,216
	Interest rates	(b)	3.70–6.67%	4.38–4.87%	3.85–14.21%	3.70–14.21%		1.76–17.00%

Subordinated debt:	Fixed rate		$801	$9	$8,359	$9,169		$4,025
	Variable rate		—	—	1,150	1,150		1,150
	Interest rates	(b)	6.13–6.70%	6.25%	4.38–8.25%	4.38–8.25%		4.38–8.25%
	Subtotal		$10,897	$38,860	$27,524	$77,281		$56,840
Total long-term debt(c)			$28,696	$91,974	$63,192	$183,862	(e)(f)(g)	$133,421
FIN 46R long-term beneficial interests:
	Fixed rate		$26	$503	$172	$701		$777
	Variable rate		9	1,646	4,853	6,508		7,559
	Interest rates		3.63–6.50%	1.73–8.75%	3.40–12.79%	1.73–12.79%		1.73–12.79%
Total FIN 46R long-term beneficial interests(d)			$35	$2,149	$5,025	$7,209		$8,336

(a)	Included are various equity-linked or other indexed instruments. Embedded derivatives separated from hybrid securities in accordance with SFAS 133 are reported at fair value and shown net with the host contract on the Consolidated balance sheets. Changes in fair value of separated derivatives are recorded in Principal transactions revenue. Hybrid securities which the Firm has elected to measure at fair value are classified in the line item of the host contract on the Consolidated balance sheets; changes in fair values are recorded in Principal transactions revenue in the Consolidated statements of income.
(b)	The interest rates shown are the range of contractual rates in effect at year-end, including non-U.S. dollar-fixed- and variable-rate issuances, which excludes the effects of the associated derivative instruments used in SFAS 133 hedge accounting relationships, if applicable. The use of these derivative instruments modifies the Firm’s exposure to the contractual interest rates disclosed in the table above. Including the effects of the SFAS 133 hedge accounting derivatives, the range of modified rates in effect at December 31, 2007, for total long-term debt was 0.11% to 14.21%, versus the contractual range of 0.75% to 14.21% presented in the table above.
(c)	Included $70.5 billion and $25.4 billion of outstanding structured notes accounted for at fair value at December 31, 2007 and 2006, respectively.
(d)	Included on the Consolidated balance sheets in Beneficial interests issued by consolidated variable interest entities. Also included $3.0 billion of outstanding structured notes accounted for at fair value at December 31, 2007.
(e)	At December 31, 2007, long-term debt aggregating $10.8 billion was redeemable at the option of JPMorgan Chase, in whole or in part, prior to maturity, based upon the terms specified in the respective notes.
(f)	The aggregate principal amount of debt that matures in each of the five years subsequent to 2007 is $28.7 billion in 2008, $30.6 billion in 2009, $25.3 billion in 2010, $15.1 billion in 2011 and $21.0 billion in 2012.
(g)	Included $4.6 billion and $3.0 billion of outstanding zero-coupon notes at December 31, 2007 and 2006, respectively. The aggregate principal amount of these notes at their respective maturities was $7.7 billion and $6.8 billion, respectively.

JPMorgan Chase & Co./2007 Annual Report	159

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JPMorgan Chase & Co.

The weighted-average contractual interest rate for total Long-term debt was 5.20% and 4.89% as of December 31, 2007 and 2006, respectively. In order to modify exposure to interest rate and currency exchange rate movements, JPMorgan Chase utilizes derivative instruments, primarily interest rate and cross-currency interest rate swaps, in conjunction with some of its debt issues. The use of these instruments modifies the Firm’s interest expense on the associated debt. The modified weighted-average interest rate for total long-term debt, including the effects of related derivative instruments, was 5.13% and 4.99% as of December 31, 2007 and 2006, respectively.

JPMorgan Chase & Co. (Parent Company) has guaranteed certain debt of its subsidiaries, including both long-term debt and structured notes sold as part of the Firm’s trading activities. These guarantees rank on a parity with all of the Firm’s other unsecured and unsubordinated indebtedness. Guaranteed liabilities totaled $46 million and $30 million at December 31, 2007 and 2006, respectively.

Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities

At December 31, 2007, the Firm had established 22 wholly owned Delaware statutory business trusts (“issuer trusts”) that had issued guaranteed capital debt securities.

The junior subordinated deferrable interest debentures issued by the Firm to the issuer trusts, totaling $15.1 billion and $12.2 billion at December 31, 2007 and 2006, respectively, were reflected in the Firm’s Consolidated balance sheets in the Liabilities section under the caption “Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities” (i.e., trust preferred capital debt securities). The Firm also records the common capital securities issued by the issuer trusts in Other assets in its Consolidated balance sheets at December 31, 2007 and 2006.

The debentures issued to the issuer trusts by the Firm, less the common capital securities of the issuer trusts, qualify as Tier1 capital. The following is a summary of the outstanding trust preferred capital debt securities, including unamortized original issue discount, issued by each trust and the junior subordinated deferrable interest debenture issued by JPMorgan Chase to each trust as of December 31, 2007.

December 31, 2007 (in millions)	Amount of capital debt securities issued by trust(a)	Principal amount of debenture issued to trust(b)	Issue date	Stated maturity of capital securities and debentures	Earliest redemption date	Interest rate of capital securities and debentures	Interest payment/ distribution dates
Bank One Capital III	$474	$623	2000	2030	Any time	8.75%	Semiannually
Bank One Capital VI	525	554	2001	2031	Any time	7.20%	Quarterly
Chase Capital II	496	511	1997	2027	Any time	LIBOR + 0.50%	Quarterly
Chase Capital III	297	306	1997	2027	Any time	LIBOR + 0.55%	Quarterly
Chase Capital VI	249	256	1998	2028	Any time	LIBOR + 0.625%	Quarterly
First Chicago NBD Capital I	248	256	1997	2027	Any time	LIBOR + 0.55%	Quarterly
J.P. Morgan Chase Capital X	1,000	1,013	2002	2032	Any time	7.00%	Quarterly
J.P. Morgan Chase Capital XI	1,075	990	2003	2033	2008	5.88%	Quarterly
J.P. Morgan Chase Capital XII	400	387	2003	2033	2008	6.25%	Quarterly
JPMorgan Chase Capital XIII	472	487	2004	2034	2014	LIBOR + 0.95%	Quarterly
JPMorgan Chase Capital XIV	600	581	2004	2034	2009	6.20%	Quarterly
JPMorgan Chase Capital XV	995	1,024	2005	2035	Any time	5.88%	Semiannually
JPMorgan Chase Capital XVI	500	489	2005	2035	2010	6.35%	Quarterly
JPMorgan Chase Capital XVII	496	467	2005	2035	Any time	5.85%	Semiannually
JPMorgan Chase Capital XVIII	748	749	2006	2036	Any time	6.95%	Semiannually
JPMorgan Chase Capital XIX	562	564	2006	2036	2011	6.63%	Quarterly
JPMorgan Chase Capital XX	995	996	2006	2036	Any time	6.55%	Semiannually
JPMorgan Chase Capital XXI	844	846	2007	2037	2012	LIBOR + 0.95%	Quarterly
JPMorgan Chase Capital XXII	996	997	2007	2037	Any time	6.45%	Semiannually
JPMorgan Chase Capital XXIII	746	746	2007	2047	2012	LIBOR + 1.00%	Quarterly
JPMorgan Chase Capital XXIV	700	700	2007	2047	2012	6.88%	Quarterly
JPMorgan Chase Capital XXV	1,491	1,606	2007	2037	2037	6.80%	Semiannually
Total	$14,909	$15,148

(a)	Represents the amount of capital securities issued to the public by each trust, including unamortized original issue discount.
(b)	Represents the principal amount of JPMorgan Chase debentures issued to each trust, including unamortized original issue discount. The principal amount of debentures issued to the trusts includes the impact of hedging and purchase accounting fair value adjustments that were recorded on the Firm’s Consolidated financial statements.

160	JPMorgan Chase & Co./2007 Annual Report

Note 22 – Preferred stock

JPMorgan Chase is authorized to issue 200 million shares of preferred stock, in one or more series, with a par value of $1 per share. There was no preferred stock outstanding at December 31, 2007 and 2006. Preferred stock outstanding at December 31, 2005, was 280,433 shares of 6.63% Series H cumulative preferred stock. On March 31, 2006, JPMorgan Chase redeemed all 280,433 shares. Dividends on shares of the Series H preferred stock were payable quarterly.

Note 23 – Common stock

At December 31, 2007, JPMorgan Chase was authorized to issue 9.0 billion shares of common stock with a $1 par value per share. Common shares issued (newly issued or distributed from treasury) by JPMorgan Chase during 2007, 2006 and 2005 were as follows.

December 31, (in millions)	2007		2006		2005
Issued – balance at January 1	3,657.8	#	3,618.2	#	3,584.8	#
Newly issued:
Employee benefits and compensation plans	—		39.3		34.0
Employee stock purchase plans	—		0.6		1.4
Total newly issued	—		39.9		35.4
Canceled shares	(0.1)		(0.3)		(2.0)
Total issued – balance at December 31	3,657.7	#	3,657.8	#	3,618.2	#
Treasury – balance at January 1	(196.1	)#	(131.5	)#	(28.6	)#
Purchase of treasury stock	(168.2)		(90.7)		(93.5)
Share repurchases related to employee stock-based awards(a)	(2.7)		(8.8)		(9.4)
Issued from treasury:
Employee benefits and compensation plans	75.7		34.4		—
Employee stock purchase plans	1.0		0.5		—
Total issued from treasury	76.7		34.9		—
Total treasury – balance at December 31	(290.3)		(196.1)		(131.5)
Outstanding	3,367.4	#	3,461.7	#	3,486.7	#

(a)	Participants in the Firm’s stock-based incentive plans may have shares withheld to cover income taxes. The shares withheld amounted to 2.7 million, 8.1 million and 8.2 million for 2007, 2006 and 2005, respectively.

On April 17, 2007, the Board of Directors approved a stock repurchase program that authorizes the repurchase of up to $10.0 billion of the Firm’s common shares, which supersedes an $8.0 billion stock repurchase program approved in 2006. The $10.0 billion authorization includes shares to be repurchased to offset issuances under the Firm’s employee stock-based plans. The actual number of shares repurchased is subject to various factors, including market conditions; legal considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account goodwill and intangibles); internal capital generation and alternative potential investment opportunities. The repurchase program does not include specific price targets or timetables; may be executed through open market purchases or privately negotiated transactions, or utilizing Rule 10b5-1 programs; and may be suspended at any time. During 2007,

2006 and 2005, the Firm repurchased 168 million shares, 91 million shares and 94 million shares, respectively, of common stock under stock repurchase programs approved by the Board of Directors.

As of December 31, 2007, approximately 431 million unissued shares of common stock were reserved for issuance under various employee or director incentive, compensation, option and stock purchase plans.

Note 24 – Earnings per share

SFAS 128 requires the presentation of basic and diluted earnings per share (“EPS”) in the Consolidated statement of income. Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed using the same method, for the numerator, as basic EPS but, in the denominator, the number of common shares reflect, in addition to outstanding shares, the potential dilution that could occur if convertible securities or other contracts to issue common stock were converted or exercised into common stock. Net income available for common stock is the same for basic EPS and diluted EPS, as JPMorgan Chase had no convertible securities, and therefore, no adjustments to Net income available for common stock were necessary. The following table presents the calculation of basic and diluted EPS for 2007, 2006 and 2005.

Year ended December 31, (in millions, except per share amounts)	2007		2006		2005
Basic earnings per share
Income from continuing operations	$15,365		$13,649		$8,254
Discontinued operations	—		795		229
Net income	15,365		14,444		8,483
Less: preferred stock dividends	—		4		13
Net income applicable to common stock	$15,365		$14,440		$8,470

Weighted-average basic shares outstanding	3,404	#	3,470	#	3,492	#
Income from continuing operations per share	$4.51		$3.93		$2.36
Discontinued operations per share	—		0.23		0.07
Net income per share	$4.51		$4.16		$2.43
Diluted earnings per share
Net income applicable to common stock	$15,365		$14,440		$8,470

Weighted-average basic shares outstanding	3,404	#	3,470	#	3,492	#
Add: Employee restricted stock, RSUs, stock options and SARs	104		104		65
Weighted-average diluted shares outstanding(a)	3,508	#	3,574	#	3,557	#
Income from continuing operations per share	$4.38		$3.82		$2.32
Discontinued operations per share	—		0.22		0.06
Net income per share	$4.38		$4.04		$2.38

(a)	Options issued under employee benefit plans to purchase 129 million, 150 million and 280 million shares of common stock were outstanding for the years ended December 31, 2007, 2006 and 2005, respectively, but were not included in the computation of diluted EPS because the options were antidilutive.

JPMorgan Chase & Co./2007 Annual Report	161

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JPMorgan Chase & Co.

Note 25 – Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) includes the after-tax change in SFAS 115 unrealized gains and losses on AFS securities, SFAS 52 foreign currency translation adjustments (including the impact of related derivatives), SFAS 133 cash flow hedging activities and SFAS 158 net loss and prior service cost (credit) related to the Firm’s defined benefit pension and OPEB plans.

(in millions)	Unrealized gains (losses) on AFS securities(a)	Translation adjustments, net of hedges	Cash flow hedges	Net loss and prior service (credit) of defined benefit pension and OPEB plans(e)	Accumulated other comprehensive income (loss)
Balance at December 31, 2004	$ (61)	$ (8)	$ (139)	$ —	$ (208)
Net change	(163)(b)	—	(255)	—	(418)
Balance at December 31, 2005	(224)	(8)	(394)	—	(626)
Net change	253(c)	13	(95)	—	171
Adjustment to initially apply SFAS 158, net of taxes	—	—	—	(1,102)	(1,102)
Balance at December 31, 2006	29	5	(489)	(1,102)	(1,557)
Cumulative effect of changes in accounting principles (SFAS 159)	(1)	—	—	—	(1)
Balance at January 1, 2007, adjusted	28	5	(489)	(1,102)	(1,558)
Net change	352(d)	3	(313)	599	641
Balance at December 31, 2007	$ 380	$ 8	$ (802)	$ (503)	$ (917)

(a)	Represents the after-tax difference between the fair value and amortized cost of the AFS securities portfolio and retained interests in securitizations recorded in Other assets.
(b)	The net change during 2005 was due primarily to higher interest rates, partially offset by the reversal of unrealized losses from securities sales.
(c)	The net change during 2006 was due primarily to the reversal of unrealized losses from securities sales.
(d)	The net change during 2007 was due primarily to a decline in interest rates.
(e)	For further discussion of SFAS 158, see Note 9 on pages 124–130 of this Annual Report.

162	JPMorgan Chase & Co./2007 Annual Report

The following table presents the after-tax changes in net unrealized holdings gains (losses), reclassification adjustments for realized gains and losses on AFS securities and cash flow hedges, changes resulting from foreign currency translation adjustments (including the impact of related derivatives), net gains and losses and prior service costs from pension and OPEB plans, and amortization of pension and OPEB amounts into Net income. The table also reflects the adjustment to Accumulated other comprehensive income (loss) resulting from the initial application of SFAS 158 to the Firm’s defined benefit pension and OPEB plans. Reclassification adjustments include amounts recognized in Net income that had been recorded previously in Other comprehensive income (loss).

	2007			2006			2005
Year ended December 31, (in millions)	Before tax	Tax effect	After tax	Before tax	Tax effect	After tax	Before tax	Tax effect	After tax
Unrealized gains (losses) on AFS securities:
Net unrealized holdings gains (losses) arising during the period	$431	$(176)	$255	$(403)	$144	$(259)	$(1,706)	$648	$(1,058)
Reclassification adjustment for realized (gains) losses included in Net income	164	(67)	97	797	(285)	512	1,443	(548)	895
Net change	595	(243)	352	394	(141)	253	(263)	100	(163)
Translation adjustments:
Translation	754	(281)	473	590	(236)	354	(584)	233	(351)
Hedges	(780)	310	(470)	(563)	222	(341)	584	(233)	351
Net change	(26)	29	3	27	(14)	13	—	—	—
Cash flow hedges:
Net unrealized holdings gains (losses) arising during the period	(737)	294	(443)	(250)	98	(152)	(470)	187	(283)
Reclassification adjustment for realized (gains) losses included in Net income	217	(87)	130	93	(36)	57	46	(18)	28
Net change	(520)	207	(313)	(157)	62	(95)	(424)	169	(255)
Net loss and prior service cost (credit) of defined benefit pension and OPEB plans:(a)
Net gains and prior service credits arising during the period	934	(372)	562	NA	NA	NA	NA	NA	NA
Reclassification adjustment for net loss and prior service credit included in Net income	59	(22)	37	NA	NA	NA	NA	NA	NA
Net change	993	(394)	599	NA	NA	NA	NA	NA	NA
Total Other comprehensive income (loss)	$1,042	$(401)	$641	$264	$(93)	$171	$(687)	$269	$(418)
Net loss and prior service cost (credit) of defined benefit pension and OPEB plans:
Adjustments to initially apply SFAS 158(a)	NA	NA	NA	$(1,746)	$644	$(1,102)	NA	NA	NA

(a)	For further discussion of SFAS 158 and details of changes to Accumulated other comprehensive income (loss), see Note 9 on pages 124–130 of this Annual Report.

JPMorgan Chase & Co./2007 Annual Report	163

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JPMorgan Chase & Co.

Note 26 – Income taxes

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized under SFAS 109. FIN 48 addresses the recognition and measurement of tax positions taken or expected to be taken, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Firm adopted and applied FIN 48 under the transition provisions to all of its income tax positions at the required effective date of January 1, 2007, resulting in a $436 million cumulative effect increase to Retained earnings, a reduction in Goodwill of $113 million and a $549 million decrease in the liability for income taxes.

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

At December 31, 2007, and January 1, 2007, JPMorgan Chase’s unrecognized tax benefits, excluding related interest expense and penalties, was $4.8 billion and $4.7 billion, respectively, of which $1.3 billion and $1.0 billion, if recognized, would reduce the annual effective tax rate. As JPMorgan Chase is presently under audit by a number of tax authorities, it is reasonably possible that unrecognized tax benefits could change significantly over the next 12 months. JPMorgan Chase does not expect that any such changes would have a material impact on its annual effective tax rate.

The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits for the year ended December 31, 2007.

Unrecognized tax benefits
Year ended December 31, 2007 (in millions)
Balance at January 1, 2007	$4,677
Increases based on tax positions related to the current period	434
Decreases based on tax positions related to the current period	(241)
Increases based on tax positions related to prior periods	903
Decreases based on tax positions related to prior periods	(791)
Decreases related to settlements with taxing authorities	(158)
Decreases related to a lapse of applicable statute of limitations	(13)
Balance at December 31, 2007	$4,811

Pretax interest expense and penalties related to income tax liabilities recognized in Income tax expense was $516 million ($314 million after-tax) in 2007. Included in Accounts payable, accrued expense and other liabilities at January 1, 2007, in addition to the Firm’s liability for unrecognized tax benefits, was $1.3 billion for income tax-related interest and penalties, of which the penalty component was insignificant. Accrued income tax-related interest and penalties increased to $1.6 billion at December 31, 2007, due to the continuing outstanding status of the unrecognized tax benefit liability, the penalty component of which remains insignificant.

JPMorgan Chase is subject to ongoing tax examinations by the tax authorities of the various jurisdictions in which it operates, including U.S. federal, state and non-U.S. jurisdictions. The Firm’s consolidated federal income tax returns are presently under examination by the Internal Revenue Service (IRS) for the years 2003, 2004 and 2005. The consolidated federal income tax returns of heritage Bank One Corporation, which merged with and into JPMorgan Chase on July 1, 2004, are under examination for the years 2000 through 2003, and for the period January 1, 2004, through July 1, 2004. Both examinations are expected to conclude in the latter part of 2008. The IRS audit of the 2006 consolidated federal income tax return has not yet commenced. Certain administrative appeals are pending with the IRS relating to prior examination periods, for JPMorgan Chase for the years 2001 and 2002, and for Bank One and its predecessor entities for various periods from 1996 through 1999. For years prior to 2001, refund claims relating to income and credit adjustments, and to tax attribute carrybacks, for JPMorgan Chase and its predecessor entities, including Bank One, either have been or will be filed. Also, interest rate swap valuations by a Bank One predecessor entity for the years 1990 through 1993 are, and have been, the subject of litigation in both the Tax Court and the U.S. Court of Appeals.

Deferred income tax expense (benefit) results from differences between assets and liabilities measured for financial reporting and for income-tax return purposes. The significant components of deferred tax assets and liabilities are reflected in the following table.

December 31, (in millions)	2007	2006
Deferred tax assets
Allowance for loan losses	$3,800	$2,910
Allowance for other than loan losses	3,635	3,533
Employee benefits	3,391	5,175
Non-U.S. operations	285	566
Fair value adjustments	—	427
Gross deferred tax assets	$11,111	$12,611
Deferred tax liabilities
Depreciation and amortization	$2,966	$3,668
Leasing transactions	2,304	2,675
Non-U.S. operations	1,790	1,435
Fair value adjustments	570	—
Fee income	548	1,216
Other, net	207	78
Gross deferred tax liabilities	$8,385	$9,072
Valuation allowance	$220	$210
Net deferred tax asset	$2,506	$3,329

A valuation allowance has been recorded in accordance with SFAS 109, primarily relating to capital losses associated with certain portfolio investments.

164	JPMorgan Chase & Co./2007 Annual Report

The components of income tax expense included in the Consolidated statements of income were as follows.

Year ended December 31, (in millions)	2007	2006	2005
Current income tax expense
U.S. federal	$2,805	$5,512	$4,178
Non-U.S.	2,985	1,656	887
U.S. state and local	343	879	311
Total current income tax expense	6,133	8,047	5,376
Deferred income tax expense (benefit)
U.S. federal	1,122	(1,628)	(2,063)
Non-U.S.	(185)	194	316
U.S. state and local	370	(376)	(44)
Total deferred income tax expense (benefit)	1,307	(1,810)	(1,791)
Total income tax expense from continuing operations	7,440	6,237	3,585
Total income tax expense from discontinued operations	—	572	147
Total income tax expense	$7,440	$6,809	$3,732

Total income tax expense includes $367 million of tax benefits recorded in 2006 as a result of tax audit resolutions.

The preceding table does not reflect the tax effect of certain items that are recorded each period directly in Stockholders’ equity as prescribed by SFAS 52, SFAS 115, SFAS 133 and SFAS 158, and certain tax benefits associated with the Firm’s employee stock-based compensation plans. Also not reflected are the cumulative tax effects of initially implementing in 2007, SFAS 157, SFAS 159 and FIN 48, and in 2006, SFAS 155, SFAS 156 and SFAS 158. The tax effects of all items recorded directly to Stockholders’ equity was an increase in Stockholders’ equity of $159 million, $885 million, and $425 million in 2007, 2006, and 2005, respectively.

U.S. federal income taxes have not been provided on the undistributed earnings of certain non-U.S. subsidiaries, to the extent that such earnings have been reinvested abroad for an indefinite period of time. For 2007, such earnings approximated $1.4 billion on a pretax basis. At December 31, 2007, the cumulative amount of undistributed pretax earnings in these subsidiaries approximated $3.4 billion. It is not practicable at this time to determine the income tax liability that would result upon repatriation of these earnings.

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

The tax expense (benefit) applicable to securities gains and losses for the years 2007, 2006 and 2005 was $60 million, $(219) million and $(536) million, respectively.

A reconciliation of the applicable statutory U.S. income tax rate to the effective tax rate for continuing operations for the past three years is shown in the following table.

Year ended December 31,	2007	2006	2005
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
U.S. state and local income taxes, net of federal income tax benefit	2.0	2.1	1.4
Tax-exempt income	(2.4)	(2.2)	(3.1)
Non-U.S. subsidiary earnings	(1.1)	(0.5)	(1.4)
Business tax credits	(2.5)	(2.5)	(3.7)
Other, net	1.6	(0.5)	2.1
Effective tax rate	32.6%	31.4%	30.3%

The following table presents the U.S. and non-U.S. components of Income from continuing operations before income tax expense.

Year ended December 31, (in millions)	2007	2006	2005
U.S.	$13,720	$12,934	$8,683
Non-U.S.(a)	9,085	6,952	3,156
Income from continuing operations before income tax expense	$22,805	$19,886	$11,839
(a)	For purposes of this table, non-U.S. income is defined as income generated from operations located outside the United States.

Note 27 – Restrictions on cash and intercompany funds transfers

The business of JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”) is subject to examination and regulation by the Office of the Comptroller of the Currency (“OCC”). The Bank is a member of the U.S. Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).

The Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) requires depository institutions to maintain cash reserves with a Federal Reserve Bank. The average amount of reserve balances deposited by the Firm’s bank subsidiaries with various Federal Reserve Banks was approximately $1.6 billion in 2007 and $2.2 billion in 2006.

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

The principal sources of JPMorgan Chase’s income (on a parent company–only basis) are dividends and interest from JPMorgan Chase Bank, N.A., and the other banking and nonbanking subsidiaries of JPMorgan Chase. In addition to dividend restrictions set forth in statutes and regulations, the Federal Reserve Board, the OCC and the FDIC have authority under the Financial Institutions Supervisory Act to prohibit or to limit the payment of dividends by the banking organizations they supervise, including JPMorgan Chase and its subsidiaries that are banks or bank holding companies, if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.

JPMorgan Chase & Co./2007 Annual Report	165

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JPMorgan Chase & Co.

At January 1, 2008 and 2007, JPMorgan Chase’s banking subsidiaries could pay, in the aggregate, $16.3 billion and $14.3 billion, respectively, in dividends to their respective bank holding companies without the prior approval of their relevant banking regulators. The capacity to pay dividends in 2008 will be supplemented by the banking subsidiaries’ earnings during the year.

In compliance with rules and regulations established by U.S. and non-U.S. regulators, as of December 31, 2007 and 2006, cash in the amount of $16.0 billion and $8.6 billion, respectively, and securities with a fair value of $3.4 billion and $2.1 billion, respectively, were segregated in special bank accounts for the benefit of securities and futures brokerage customers.

Note 28 – Capital

There are two categories of risk-based capital: Tier 1 capital and Tier 2 capital. Tier 1 capital includes common stockholders’ equity, qualifying preferred stock and minority interest less goodwill and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1, subordinated long-term debt and other instruments qualifying as Tier 2, and the aggregate allowance for credit losses up to a certain percentage of risk-weighted assets. Total regulatory capital is subject to deductions for investments in certain subsidiaries. Under the risk-based capital guidelines of the Federal Reserve Board, JPMorgan Chase is required to maintain minimum ratios of Tier 1 and Total (Tier 1 plus Tier 2) capital to risk weighted assets, as well as minimum leverage ratios (which are defined as Tier 1 capital to average adjusted on–balance sheet assets). Failure to meet these minimum requirements could cause the Federal Reserve Board to take action. Banking subsidiaries also are subject to these capital requirements by their respective primary regulators. As of December 31, 2007 and 2006, JPMorgan Chase and all of its banking subsidiaries were well-capitalized and met all capital requirements to which each was subject.

The following table presents the risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries at December 31, 2007 and 2006.

(in millions, except ratios)	Tier 1 capital	Total capital	Risk-weighted assets(c)	Adjusted average assets(d)	Tier 1 capital ratio	Total capital ratio	Tier 1 leverage ratio
December 31, 2007(a)
JPMorgan Chase & Co.	$88,746	$132,242	$1,051,879	$ 1,473,541	8.4%	12.6%	6.0%
JPMorgan Chase Bank, N.A.	78,453	112,253	950,001	1,268,304	8.3	11.8	6.2
Chase Bank USA, N.A.	9,407	10,720	73,169	60,905	12.9	14.7	15.5

December 31, 2006(a)
JPMorgan Chase & Co.	$81,055	$115,265	$935,909	$ 1,308,699	8.7%	12.3%	6.2%
JPMorgan Chase Bank, N.A.	68,726	96,103	840,057	1,157,449	8.2	11.4	5.9
Chase Bank USA, N.A.	9,242	11,506	77,638	66,202	11.9	14.8	14.0

Well-capitalized ratios(b)					6.0%	10.0%	5.0%(e)
Minimum capital ratios(b)					4.0	8.0	3.0(f)

(a)	Asset and capital amounts for JPMorgan Chase’s banking subsidiaries reflect intercompany transactions, whereas the respective amounts for JPMorgan Chase reflect the elimination of intercompany transactions.
(b)	As defined by the regulations issued by the Federal Reserve Board, OCC and FDIC.
(c)	Includes off–balance sheet risk-weighted assets in the amounts of $352.7 billion, $336.8 billion and $13.4 billion, respectively, at December 31, 2007, and $305.3 billion, $290.1 billion and $12.7 billion, respectively, at December 31, 2006, for JPMorgan Chase and its significant banking subsidiaries.
(d)	Average adjusted assets for purposes of calculating the leverage ratio include total average assets adjusted for unrealized gains/losses on securities, less deductions for disallowed goodwill and other intangible assets, investments in certain subsidiaries and the total adjusted carrying value of nonfinancial equity investments that are subject to deductions from Tier 1 capital.
(e)	Represents requirements for banking subsidiaries pursuant to regulations issued under the Federal Deposit Insurance Corporation Improvement Act. There is no Tier 1 leverage component in the definition of a well-capitalized bank holding company.
(f)	The minimum Tier 1 leverage ratio for bank holding companies and banks is 3% or 4% depending on factors specified in regulations issued by the Federal Reserve Board and OCC.

166	JPMorgan Chase & Co./2007 Annual Report

The following table shows the components of the Firm’s Tier 1 and Total capital.

	December 31, (in millions)	2007	2006
	Tier 1 capital
	Total stockholders’ equity	$123,221	$115,790
	Effect of certain items in Accumulated other comprehensive income (loss) excluded from Tier 1 capital	925	1,562
	Adjusted stockholders’ equity	124,146	117,352
	Minority interest(a)	15,005	12,970
Less:	Goodwill	45,270	45,186
	SFAS 157 DVA	882	—
	Investments in certain subsidiaries	782	420
	Nonqualifying intangible assets	3,471	3,661
	Tier 1 capital	88,746	81,055
	Tier 2 capital
	Long-term debt and other instruments qualifying as Tier 2	32,817	26,613
	Qualifying allowance for credit losses	10,084	7,803
	Adjustment for investments in certain subsidiaries and other	595	(206)
	Tier 2 capital	43,496	34,210
	Total qualifying capital	$132,242	$115,265
(a)	Primarily includes trust preferred capital debt securities of certain business trusts.

Note 29 – Commitments and contingencies

At December 31, 2007, JPMorgan Chase and its subsidiaries were obligated under a number of noncancelable operating leases for premises and equipment used primarily for banking purposes. Certain leases contain renewal options or escalation clauses providing for increased rental payments based upon maintenance, utility and tax increases or require the Firm to perform restoration work on leased premises. No lease agreement imposes restrictions on the Firm’s ability to pay dividends, engage in debt or equity financing transactions or enter into further lease agreements.

The following table presents required future minimum rental payments under operating leases with noncancelable lease terms that expire after December 31, 2007.

Year ended December 31, (in millions)
2008	$1,040
2009	1,009
2010	934
2011	850
2012	794
After 2012	6,281
Total minimum payments required(a)	10,908
Less: Sublease rentals under noncancelable subleases	(1,330)
Net minimum payment required	$9,578
(a)	Lease restoration obligations are accrued in accordance with SFAS 13, and are not reported as a required minimum lease payment.

Total rental expense was as follows.

Year ended December 31, (in millions)	2007	2006	2005
Gross rental expense	$1,380	$1,266	$1,239
Sublease rental income	(175)	(194)	(192)
Net rental expense	$1,205	$1,072	$1,047

At December 31, 2007, assets were pledged to secure public deposits and for other purposes. The significant components of the assets pledged were as follows.

December 31, (in billions)	2007	2006
Reverse repurchase/securities borrowing agreements	$333.7	$290.5
Securities	4.5	40.0
Loans	160.4	117.0
Trading assets and other	102.2	108.0
Total assets pledged	$600.8	$555.5

The Bank of New York Mellon Corporation (“BNYM”), formerly known as The Bank of New York, has informed the Firm of difficulties in locating certain documentation, including IRS Forms W-8 and W-9, related to certain accounts transferred to BNYM in connection with the Firm’s sale of its corporate trust business. The Firm could have liability to the IRS if it is determined that there was noncompliance with IRS tax reporting and withholding requirements, and to BNYM if it is determined that there was noncompliance with the sales agreements. The Firm is working with BNYM to locate and verify documents, and to obtain replacement documentation where necessary. The Firm and BNYM have jointly notified the IRS of the matter and are working cooperatively to address the issues and resolve any outstanding reporting and withholding issues with the IRS. Although the Firm currently does not expect that any amounts payable would be material, it is too early to precisely determine the extent of any potential liability relating to this matter.

Litigation reserve

Insurance recoveries related to certain material legal proceedings were $36 million, $512 million and $208 million in 2007, 2006 and 2005, respectively. Charges related to certain material legal proceedings were $2.8 billion in 2005. There were no charges in 2007 and 2006 related to certain material legal proceedings.

The Firm maintains litigation reserves for certain of its outstanding litigation. In accordance with the provisions of SFAS 5, JPMorgan Chase accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. When the Firm is named a defendant in a litigation and may be subject to joint and several liability and a judgment sharing agreement is in place, the Firm recognizes expense and obligations net of amounts expected to be paid by other signatories to the judgment sharing agreement.

JPMorgan Chase & Co./2007 Annual Report	167

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JPMorgan Chase & Co.

While the outcome of litigation is inherently uncertain, management believes, in light of all information known to it at December 31, 2007, the Firm’s litigation reserves were adequate at such date. Management reviews litigation reserves periodically, and the reserves may be increased or decreased in the future to reflect further relevant developments. The Firm believes it has meritorious defenses to the claims asserted against it in its currently outstanding litigation and, with respect to such litigation, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of stockholders.

Note 30 – Accounting for derivative instruments and hedging activities

Derivative instruments enable end users to increase, reduce or alter exposure to credit or market risks. The value of a derivative is derived from its reference to an underlying variable or combination of variables such as equity, foreign exchange, credit, commodity or interest rate prices or indices. JPMorgan Chase makes markets in derivatives for customers and also is an end-user of derivatives in order to hedge market exposures, modify the interest rate characteristics of related balance sheet instruments or meet longer-term investment objectives. The majority of the Firm’s derivatives are entered into for trading purposes. Both trading and end-user derivatives are recorded at fair value in Trading assets and Trading liabilities as set forth in Note 6 on page 122 of this Annual Report.

Interest rate contracts, which are generally interest rate swaps, forwards and futures are utilized in the Firm’s risk management activities in order to minimize significant fluctuations in earnings that are caused by interest rate volatility. As a result of interest rate fluctuations, fixed-rate assets and liabilities appreciate or depreciate in market value. Gains or losses on the derivative instruments that are linked to the fixed-rate assets and liabilities being hedged are expected to substantially offset this unrealized appreciation or depreciation. Interest income and Interest expense on variable-rate assets and liabilities increase or decrease as a result of interest rate fluctuations. Gains and losses on the derivative instruments that are linked to the assets and liabilities being hedged are expected to substantially offset this variability in earnings. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments based on the contractual underlying notional amount. Forward contracts used for the Firm’s interest rate risk management activities are primarily arrangements to exchange cash in the future based on price movements in securities. Futures contracts used are primarily index futures providing for cash payments based upon the movements of an underlying rate index.

The Firm uses foreign currency contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities, forecasted transactions denominated in a foreign currency, as well as the Firm’s equity investments in foreign subsidiaries. As a result of foreign currency fluctuations, the U.S. dollar equivalent values of the foreign currency-denominated assets and liabilities or forecasted transactions change. Gains or losses on the derivative instruments that are linked to the foreign currency denominated assets or liabilities or forecasted transactions being hedged are expected to substantially offset this variability. Foreign exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date.

The Firm uses forward contracts to manage the overall price risk associated with its gold inventory. As a result of gold price fluctuations, the fair value of the gold inventory changes. Gains or losses on the derivative instruments that are linked to the gold inventory being hedged are expected to offset this unrealized appreciation or depreciation. Forward contracts used for the Firm’s gold inventory risk management activities are arrangements to deliver gold in the future.

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

168	JPMorgan Chase & Co./2007 Annual Report

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

JPMorgan Chase’s fair value hedges primarily include hedges of fixed-rate long-term debt, warehouse loans, AFS securities, MSRs and gold inventory. Interest rate swaps are the most common type of derivative contract used to modify exposure to interest rate risk, converting fixed-rate assets and liabilities to a floating-rate. Prior to the adoption of SFAS 156, interest rate options, swaptions and forwards were also used in combination with interest rate swaps to hedge the fair value of the Firm’s MSRs in SFAS 133 hedge relationships. For a further discussion of MSR risk management activities, see Note 18 on pages 154–156 of this Annual Report. All amounts have been included in earnings consistent with the classification of the hedged item, primarily Net interest income for Long-term debt and AFS securities; Mortgage fees and related income for MSRs, Other income for warehouse loans; and Principal transactions for gold inventory. The Firm did not recognize any gains or losses during 2007, 2006 or 2005 on firm commitments that no longer qualify as fair value hedges.

JPMorgan Chase also enters into derivative contracts to hedge exposure to variability in cash flows from floating-rate financial instruments and forecasted transactions, primarily the rollover of short-term assets and liabilities, and foreign currency–denominated revenue and expense. Interest rate swaps, futures and forward contracts are the most common instruments used to reduce the impact of interest rate and foreign exchange rate changes on future earnings. All amounts affecting earnings have been recognized consistent with the classification of the hedged item, primarily Net interest income.

The Firm uses forward foreign exchange contracts and foreign currency–denominated debt instruments to protect the value of net investments in subsidiaries, the functional currency of which is not the U.S. dollar. The portion of the hedging instruments excluded from the assessment of hedge effectiveness (forward points) is recorded in Net interest income.

The following table presents derivative instrument hedging-related activities for the periods indicated.

Year ended December 31, (in millions)	2007	2006	2005
Fair value hedge ineffective net gains/(losses)(a)	$111	$51	$(58)
Cash flow hedge ineffective net gains/(losses)(a)	29	2	(2)
Cash flow hedging net gains/(losses) on forecasted transactions that failed to occur(b)	15	—	—

(a)	Includes ineffectiveness and the components of hedging instruments that have been excluded from the assessment of hedge effectiveness.
(b)	During the second half of 2007, the Firm did not issue short-term fixed rate Canadian dollar denominated notes due to the weak credit market for Canadian short-term debt.

Over the next 12 months, it is expected that $263 million (after-tax) of net losses recorded in Other comprehensive income at December 31, 2007, will be recognized in earnings. The maximum length of time over which forecasted transactions are hedged is 10 years, and such transactions primarily relate to core lending and borrowing activities.

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

JPMorgan Chase & Co./2007 Annual Report	169

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JPMorgan Chase & Co.

Note 31 – Off–balance sheet lending-related financial instruments and guarantees

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

To provide for the risk of loss inherent in wholesale-related contracts, an allowance for credit losses on lending-related commitments is maintained. See Note 15 on pages 138–139 of this Annual Report for further discussion of the allowance for credit losses on lending-related commitments.

The following table summarizes the contractual amounts of off–balance sheet lending-related financial instruments and guarantees and the related allowance for credit losses on lending-related commitments at December 31, 2007 and 2006.

Off–balance sheet lending-related financial instruments and guarantees

	Contractual amount		Allowance for lending-related commitments
December 31, (in millions)	2007	2006	2007	2006
Lending-related
Consumer(a)	$815,936	$747,535	$15	$25
Wholesale:
Other unfunded commitments to extend credit (b)(c)(d)(e)	250,954	229,204	571	305
Asset purchase agreements(f)	90,105	67,529	9	6
Standby letters of credit and financial guarantees(c)(g)(h)	100,222	89,132	254	187
Other letters of credit(c)	5,371	5,559	1	1
Total wholesale	446,652	391,424	835	499
Total lending-related	$1,262,588	$1,138,959	$850	$524
Other guarantees
Securities lending guarantees(i)	$385,758	$318,095	NA	NA
Derivatives qualifying as guarantees(j)	85,262	71,531	NA	NA

(a)	Includes credit card and home equity lending-related commitments of $714.8 billion and $74.2 billion, respectively, at December 31, 2007; and $657.1 billion and $69.6 billion, respectively, at December 31, 2006. These amounts for credit card and home equity lending–related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel these lines of credit by providing the borrower prior notice or, in some cases, without notice as permitted by law.
(b)	Includes unused advised lines of credit totaling $38.4 billion and $39.0 billion at December 31, 2007 and 2006, respectively, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable.
(c)	Represents contractual amount net of risk participations totaling $28.3 billion and $32.8 billion at December 31, 2007 and 2006, respectively.
(d)	Excludes unfunded commitments for private third-party equity investments of $881 million and $589 million at December 31, 2007 and 2006, respectively. Also excludes unfunded commitments for other equity investments of $903 million and $943 million at December 31, 2007 and 2006, respectively.
(e)	Included in Other unfunded commitments to extend credit are commitments to investment and noninvestment grade counterparties in connection with leveraged acquisitions of $8.2 billion at December 31, 2007.
(f)	Largely represents asset purchase agreements to the Firm’s administered multi-seller, asset-backed commercial paper conduits. It also includes $1.1 billion and $1.4 billion of asset purchase agreements to other third-party entities at December 31, 2007 and 2006, respectively.
(g)	JPMorgan Chase held collateral relating to $15.8 billion and $13.5 billion of these arrangements at December 31, 2007 and 2006, respectively.
(h)	Included unused commitments to issue standby letters of credit of $50.7 billion and $45.7 billion at December 31, 2007 and 2006, respectively.
(i)	Collateral held by the Firm in support of securities lending indemnification agreements was $390.5 billion and $317.9 billion at December 31, 2007 and 2006, respectively.
(j)	Represents notional amounts of derivatives qualifying as guarantees.

170	JPMorgan Chase & Co./2007 Annual Report

Other unfunded commitments to extend credit

Unfunded commitments to extend credit are agreements to lend only when a customer has complied with predetermined conditions, and they generally expire on fixed dates.

Included in Other unfunded commitments to extend credit are commitments to investment and noninvestment grade borrowers in connection with leveraged acquisitions. These commitments are dependent on whether the acquisition by the borrower is successful, tend to be short-term in nature and, in most cases, are subject to certain conditions based on the borrower’s financial condition or other factors. Additionally, the Firm often syndicates portions of the initial position to other investors, depending on market conditions. These commitments generally contain flexible pricing features to adjust for changing market conditions prior to closing. Alternatively, the borrower may turn to the capital markets for required funding instead of drawing on the commitment provided by the Firm, and the commitment may expire unused. As such, these commitments are not necessarily indicative of the Firm’s actual risk and the total commitment amount may not reflect actual future cash flow requirements. The amount of these commitments at December 31, 2007, was $8.2 billion. For further information, see Note 4 and Note 5 on pages 111–118 and 119–121, respectively, of this Annual Report.

FIN 45 guarantees

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

The fair value at inception of the obligation undertaken when issuing the guarantees and commitments that qualify under FIN 45 is typically equal to the net present value of the future amount of premium receivable under the contract. The Firm has recorded this amount in Other Liabilities with an offsetting entry recorded in Other Assets. As cash is received under the contract, it is applied to the premium receivable recorded in Other Assets, and the fair value of the liability recorded at inception is amortized into income as Lending & deposit-related fees over the life of the guarantee contract. The amount of the liability related to FIN 45 guarantees recorded at December 31, 2007 and 2006, excluding the allowance for credit losses on lending-related commitments and derivative contracts discussed below, was approximately $335 million and $297 million, respectively.

Asset purchase agreements

The majority of the Firm’s unfunded commitments are not guarantees as defined in FIN 45, except for certain asset purchase agreements that are principally used as a mechanism to provide liquidity to SPEs, primarily multi-seller conduits, as described in Note 17 on pages 146–154 of this Annual Report. The conduit’s administrative agent can require the liquidity provider to perform under their asset purchase agreement with the conduit at any time. These agreements may cause the Firm to purchase an asset from the SPE at an amount above the asset’s then fair value, in effect providing a guarantee of the initial value of the reference asset as of the date of the agreement. In most instances, third-party credit enhancements of the SPE mitigate the Firm’s potential losses on these agreements.

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

Also, as part of this program, the Firm invests cash collateral received from the borrower in accordance with approved guidelines. On an exception basis the Firm may indemnify the lender against this investment risk when certain types of investments are made.

Based upon historical experience, management believes that these risks of loss are remote.

JPMorgan Chase & Co./2007 Annual Report	171

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JPMorgan Chase & Co.

Indemnification agreements – general

In connection with issuing securities to investors, the Firm may enter into contractual arrangements with third parties that may require the Firm to make a payment to them in the event of a change in tax law or an adverse interpretation of tax law. In certain cases, the contract also may include a termination clause, which would allow the Firm to settle the contract at its fair value; thus, such a clause would not require the Firm to make a payment under the indemnification agreement. Even without the termination clause, management does not expect such indemnification agreements to have a material adverse effect on the consolidated financial condition of JPMorgan Chase. See below for more information regarding the Firm’s loan securitization activities. The Firm may also enter into indemnification clauses in connection with the licensing of software to clients (“software licensees”) or when it sells a business or assets to a third party (“third-party purchasers”), pursuant to which it indemnifies software licensees for claims of liability or damage that may occur subsequent to the licensing of the software, or third-party purchasers for losses they may incur due to actions taken by the Firm prior to the sale of the business or assets. It is difficult to estimate the Firm’s maximum exposure under these indemnification arrangements, since this would require an assessment of future changes in tax law and future claims that may be made against the Firm that have not yet occurred. However, based upon historical experience, management expects the risk of loss to be remote.

Securitization-related indemnifications

As part of the Firm’s loan securitization activities, as described in Note 16 on pages 139–145 of this Annual Report, the Firm provides representations and warranties that certain securitized loans meet specific requirements. The Firm may be required to repurchase the loans and/or indemnify the purchaser of the loans against losses due to any breaches of such representations or warranties. Generally, the maximum amount of future payments the Firm would be required to make under such repurchase and/or indemnification provisions would be equal to the current amount of assets held by such securitization-related SPEs as of December 31, 2007, plus, in certain circumstances, accrued and unpaid interest on such loans and certain expense. The potential loss due to such repurchase and/or indemnity is mitigated by the due diligence the Firm performs before the sale to ensure that the assets comply with the requirements set forth in the representations and warranties. Historically, losses incurred on such repurchases and/or indemnifications have been insignificant, and therefore management expects the risk of material loss to be remote.

Credit card charge-backs

The Firm is a partner with one of the leading companies in electronic payment services in a joint venture operating under the name of Chase Paymentech Solutions, LLC (the “joint venture”). The joint venture was formed in October 2005, as a result of an agreement by the Firm and First Data Corporation, its joint venture partner, to integrate the companies’ jointly owned Chase Merchant Services and Paymentech merchant businesses. The joint venture provides merchant processing services in the United States and Canada. Under the rules of Visa USA, Inc., and Mastercard International, JPMorgan Chase Bank, N.A., is liable primarily for the amount of each processed credit card sales transaction that is the subject of a dispute between a cardmember and a merchant. The joint venture is contractually liable to JPMorgan Chase Bank, N.A., for these disputed transactions. If a dispute is resolved in the cardmember’s favor, the joint venture will (through the cardmember’s issuing bank) credit or refund the amount to the cardmember and will charge back the transaction to the merchant. If the joint venture is unable to collect the amount from the merchant, the joint venture will bear the loss for the amount credited or refunded to the cardmember. The joint venture mitigates this risk by withholding future settlements, retaining cash reserve accounts or by obtaining other security. However, in the unlikely event that: (1) a merchant ceases operations and is unable to deliver products, services or a refund; (2) the joint venture does not have sufficient collateral from the merchant to provide customer refunds; and (3) the joint venture does not have sufficient financial resources to provide customer refunds, JPMorgan Chase Bank, N.A., would be liable for the amount of the transaction, although it would have a contractual right to recover from its joint venture partner an amount proportionate to such partner’s equity interest in the joint venture. For the year ended December 31, 2007, the joint venture incurred aggregate credit losses of $10 million on $719.1 billion of aggregate volume processed. At December 31, 2007, the joint venture held $779 million of collateral. For the year ended December 31, 2006, the joint venture incurred aggregate credit losses of $9 million on $660.6 billion of aggregate volume processed. At December 31, 2006, the joint venture held $893 million of collateral. The Firm believes that, based upon historical experience and the collateral held by the joint venture, the fair value of the Firm’s chargeback-related obligations would not be different materially from the credit loss allowance recorded by the joint venture; therefore, the Firm has not recorded any allowance for losses in excess of the allowance recorded by the joint venture.

172	JPMorgan Chase & Co./2007 Annual Report

Exchange, clearinghouse and credit card association guarantees

The Firm is a member of several securities and futures exchanges and clearinghouses, both in the United States and other countries. Membership in some of these organizations requires the Firm to pay a pro rata share of the losses incurred by the organization as a result of the default of another member. Such obligations vary with different organizations. These obligations may be limited to members who dealt with the defaulting member or to the amount (or a multiple of the amount) of the Firm’s contribution to a members’ guaranty fund, or, in a few cases, the obligation may be unlimited. It is difficult to estimate the Firm’s maximum exposure under these membership agreements, since this would require an assessment of future claims that may be made against the Firm that have not yet occurred. However, based upon historical experience, management expects the risk of loss to be remote.

The Firm is an equity member of VISA Inc. During October 2007, certain VISA related entities completed a series of restructuring transactions to combine their operations, including VISA USA, under one holding company, VISA Inc. Upon the restructuring, the Firm’s membership interest in VISA USA was converted into an equity interest in VISA Inc. VISA Inc. intends to issue and sell shares via an initial public offering and to use a portion of the proceeds from the offering to redeem a portion of the Firm’s equity interest in Visa Inc.

Prior to the restructuring, VISA USA’s by-laws obligated the Firm upon demand by VISA to indemnify VISA for, among other things, litigation obligations of Visa. The accounting for that guarantee was not subject to fair value accounting under FIN 45 because the guarantee was in effect prior to the effective date of FIN 45. Upon the restructuring event, the Firm’s obligation to indemnify Visa was limited to certain identified litigations. Such a limitation is deemed a modification of the indemnity by-law and, accordingly, is now subject to the provisions of FIN 45. The value of the litigation guarantee has been recorded in the Firm’s financial statements based on its fair value; the net amount recorded (within Other Liabilities) did not have a material adverse effect on the Firm’s financial statements.

Derivative guarantees

In addition to the contracts described above, there are certain derivative contracts to which the Firm is a counterparty that meet the characteristics of a guarantee under FIN 45. These derivatives are recorded on the Consolidated balance sheets at fair value. These contracts include written put options that require the Firm to purchase assets from the option holder at a specified price by a specified date in the future, as well as derivatives that effectively guarantee the return on a counterparty’s reference portfolio of assets. The total notional value of the derivatives that the Firm deems to be guarantees was $85.3 billion and $71.5 billion at December 31, 2007 and 2006, respectively. The Firm reduces exposures to these contracts by entering into offsetting transactions or by entering into contracts that hedge the market risk related to these contracts. The fair value related to these contracts was a derivative receivable of $213 million and $230 million, and a derivative payable of $2.5 billion and $987 million at December 31, 2007 and 2006, respectively.

Finally, certain written put options and credit derivatives permit cash settlement and do not require the option holder or the buyer of credit protection to own the reference asset. The Firm does not consider these contracts to be guarantees under FIN 45.

Note 32 – Credit risk concentrations

Concentrations of credit risk arise when a number of customers are engaged in similar business activities or activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.

JPMorgan Chase regularly monitors various segments of its credit portfolio to assess potential concentration risks and to obtain collateral when deemed necessary. In the Firm’s wholesale portfolio, risk concentrations are evaluated primarily by industry and by geographic region. In the consumer portfolio, concentrations are evaluated primarily by product and by U.S. geographic region.

JPMorgan Chase & Co./2007 Annual Report	173

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JPMorgan Chase & Co.

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

For further information regarding on–balance sheet credit concentrations by major product and geography, see Note 14 on page 137 of this Annual Report. For information regarding concentrations of off–balance sheet lending-related financial instruments by major product, see Note 31 on pages 170–173 of this Annual Report. More information about concentrations can be found in the following tables or discussion in the Management’s Discussion and Analysis.

Credit risk management – risk monitoring	Page 74
Wholesale credit exposure	Page 77
Wholesale selected industry concentrations	Page 78
Wholesale criticized exposure	Page 79
Credit derivatives	Page 81
Credit portfolio activities	Page 82
Emerging markets country exposure	Page 83
Consumer credit portfolio	Page 84

The table below presents both on–balance sheet and off–balance sheet wholesale-and consumer-related credit exposure as of December 31, 2007 and 2006.

	2007			2006
December 31, (in billions)	Credit exposure(b)	On-balance sheet(b)(c)	Off-balance sheet(d)	Credit exposure(b)	On-balance sheet(b)(c)	Off-balance sheet(d)
Wholesale-related:
Banks and finance companies	$65.5	$29.5	$36.0	$63.6	$28.1	$35.5
Real estate	38.8	21.7	17.1	35.9	21.6	14.3
Asset managers	38.7	16.4	22.3	25.0	12.0	13.0
Healthcare	31.9	7.7	24.2	30.1	6.1	24.0
Consumer products	31.5	11.6	19.9	27.1	9.1	18.0
State & Municipal Govt	31.4	8.9	22.5	27.5	6.9	20.6
Utilities	30.0	9.0	21.0	25.1	5.6	19.5
Retail & Consumer Services	27.8	11.0	16.8	22.2	5.3	16.9
Oil & Gas	26.5	12.3	14.2	18.6	5.9	12.7
Securities Firms & Exchanges	23.6	16.5	7.1	23.1	15.1	8.0
All other wholesale	391.2	145.6	245.6	332.6	123.7	208.9
Total wholesale-related	736.9	290.2	446.7	630.8	239.4	391.4

Consumer-related:
Home equity	169.0	94.8	74.2	155.2	85.7	69.5
Mortgage	63.4	56.0	7.4	66.3	59.7	6.6
Auto loans and leases	50.5	42.4	8.1	48.9	41.0	7.9
Credit card – reported(a)	799.2	84.4	714.8	743.0	85.9	657.1
All other loans	40.1	28.7	11.4	33.5	27.1	6.4
Total consumer–related	1,122.2	306.3	815.9	1,046.9	299.4	747.5
Total exposure	$1,859.1	$596.5	$1,262.6	$1,677.7	$538.8	$1,138.9

(a)	Excludes $72.7 billion and $67.0 billion of securitized credit card receivables at December 31, 2007 and 2006, respectively.
(b)	Includes loans held-for-sale and loans at fair value.
(c)	Represents loans and derivative receivables.
(d)	Represents lending-related financial instruments.

Note 33 – International operations

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

As the Firm’s operations are highly integrated, estimates and subjective assumptions have been made to apportion revenue and expense between U.S. and international operations. These estimates and assumptions are consistent with the allocations used for the Firm’s segment reporting as set forth in Note 34 on pages 175–177 of this Annual Report.

The Firm’s long-lived assets for the periods presented are not considered by management to be significant in relation to total assets. The majority of the Firm’s long-lived assets are located in the U.S.

174	JPMorgan Chase & Co./2007 Annual Report

Year ended December 31, (in millions)	Revenue(a)	Expense(b)	Income from continuing operations before income taxes	Net income
2007
Europe/Middle East and Africa	$12,070	$8,445	$ 3,625	$2,585
Asia and Pacific	4,730	3,117	1,613	945
Latin America and the Caribbean	2,028	975	1,053	630
Other	407	289	118	79
Total international	19,235	12,826	6,409	4,239
Total U.S.	52,137	35,741	16,396	11,126
Total	$71,372	$48,567	$ 22,805	$15,365
2006
Europe/Middle East and Africa	$11,342	$7,471	$ 3,871	$2,774
Asia and Pacific	3,227	2,649	578	400
Latin America and the Caribbean	1,342	820	522	333
Other	381	240	141	90
Total international	16,292	11,180	5,112	3,597
Total U.S.	45,707	30,933	14,774	10,847
Total	$61,999	$42,113	$ 19,886	$14,444
2005
Europe/Middle East and Africa	$7,795	$5,625	$ 2,170	$1,547
Asia and Pacific	2,857	2,075	782	509
Latin America and the Caribbean	973	506	467	285
Other	165	89	76	44
Total international	11,790	8,295	3,495	2,385
Total U.S.	42,458	34,114	8,344	6,098
Total	$54,248	$42,409	$ 11,839	$8,483

(a)	Revenue is composed of Net interest income and Noninterest revenue.
(b)	Expense is composed of Noninterest expense and Provision for credit losses.

Note 34 – Business segments

JPMorgan Chase is organized into six major reportable business segments — Investment Bank, Retail Financial Services, Card Services, Commercial Banking, Treasury & Securities Services and Asset Management, as well as a Corporate segment. The segments are based upon the products and services provided or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a definition of managed basis, see Explanation and Reconciliation of the Firm’s use of non-GAAP financial measures, on pages 36–37 of this Annual Report. For a further discussion concerning JPMorgan Chase’s business segments, see Business segment results on pages 38–39 of this Annual Report.

Business segment financial disclosures

Capital allocation changes

Effective January 1, 2006, the Firm refined its methodology for allocating capital (i.e., equity) to the business segments. As a result of this refinement, RFS, CS, CB, TSS and AM have higher amounts of capital allocated to them commencing in the first quarter of 2006. The revised methodology considers for each line of business, among other things, goodwill associated with such business segment’s acquisitions since the Merger. In management’s view, the revised methodology assigns responsibility to the lines of business to generate returns on the amount of capital supporting acquisition-related goodwill. As part of this refinement in the capital allocation methodology, the Firm assigned to the Corporate segment an amount of equity capital equal to the then-current book value of goodwill from and prior to the Merger. As prior periods have not been revised to reflect the new capital allocations, capital allocated to the respective lines of business for 2005 is not comparable to subsequent periods and certain business metrics, such as return on common equity, are not comparable to the current presentation. The Firm may revise its equity capital allocation methodology again in the future.

Discontinued operations

As a result of the transaction with The Bank of New York, selected corporate trust businesses have been transferred from TSS to the Corporate segment and reported in discontinued operations for all periods reported.

JPMorgan Chase & Co./2007 Annual Report	175

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JPMorgan Chase & Co.

Segment results

The following table provides a summary of the Firm’s segment results for 2007, 2006 and 2005 on a managed basis. The impact of credit card securitizations and tax-equivalent adjustments have been included in Reconciling items so that the total Firm results are on a reported basis.

Segment results and reconciliation(a) (table continued on next page)

Year ended December 31,	Investment Bank			Retail Financial Services			Card Services(d)			Commercial Banking
(in millions, except ratios)	2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006	2005

Noninterest revenue	$14,094	$18,334	$13,507	$6,803	$4,660	$4,625	$3,046	$2,944	$3,563	$1,263	$1,073	$986
Net interest income	4,076	499	1,603	10,676	10,165	10,205	12,189	11,801	11,803	2,840	2,727	2,502
Total net revenue	18,170	18,833	15,110	17,479	14,825	14,830	15,235	14,745	15,366	4,103	3,800	3,488

Provision for credit losses	654	191	(838)	2,610	561	724	5,711	4,598	7,346	279	160	73
Credit reimbursement (to)/from TSS(b)	121	121	154	—	—	—	—	—	—	—	—	—

Noninterest expense(c)	13,074	12,860	10,246	9,900	8,927	8,585	4,914	5,086	4,999	1,958	1,979	1,856
Income (loss) from continuing operations before income tax expense	4,563	5,903	5,856	4,969	5,337	5,521	4,610	5,061	3,021	1,866	1,661	1,559

Income tax expense (benefit)	1,424	2,229	2,183	1,934	2,124	2,094	1,691	1,855	1,114	732	651	608
Income (loss) from continuing operations	3,139	3,674	3,673	3,035	3,213	3,427	2,919	3,206	1,907	1,134	1,010	951
Income from discontinued operations	—	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	$3,139	$3,674	$3,673	$3,035	$3,213	$3,427	$2,919	$3,206	$1,907	$1,134	$1,010	$951
Average equity	$21,000	$20,753	$20,000	$16,000	$14,629	$13,383	$14,100	$14,100	$11,800	$6,502	$5,702	$3,400
Average assets	700,565	647,569	599,761	217,564	231,566	226,368	155,957	148,153	141,933	87,140	57,754	52,358
Return on average equity	15%	18%	18%	19%	22%	26%	21%	23%	16%	17%	18%	28%
Overhead ratio	72	68	68	57	60	58	32	34	33	48	52	53

(a)	In addition to analyzing the Firm’s results on a reported basis, management reviews the Firm’s lines’ of business results on a “managed basis,” which is a non-GAAP financial measure. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications that do not have any impact on Net income as reported by the lines of business or by the Firm as a whole.
(b)	TSS reimburses the IB for credit portfolio exposures the IB manages on behalf of clients the segments share.
(c)	Includes Merger costs which are reported in the Corporate segment. Merger costs attributed to the business segments for 2007, 2006 and 2005 were as follows.

Year ended December 31, (in millions)	2007	2006	2005
Investment Bank	$(2)	$2	$32
Retail Financial Services	14	24	133
Card Services	(1)	29	222
Commercial Banking	(1)	1	3
Treasury & Securities Services	121	117	95
Asset Management	20	23	60
Corporate	58	109	177

(d)	Managed results for CS exclude the impact of credit card securitizations on Total net revenue, Provision for credit losses and Average assets, as JPMorgan Chase treats the sold receivables as if they were still on the balance sheet in evaluating credit performance and the overall performance of CS’ entire managed credit card portfolio as operations are funded, and decisions are made about allocating resources such as employees and capital, based upon managed information. These adjustments are eliminated in Reconciling items to arrive at the Firm’s reported U.S. GAAP results. The related securitization adjustments were as follows.

Year ended December 31, (in millions)	2007	2006	2005
Noninterest revenue	$(3,255)	$(3,509)	$(2,718)
Net interest income	5,635	5,719	6,494
Provision for credit losses	2,380	2,210	3,776
Average assets	66,780	65,266	67,180

176	JPMorgan Chase & Co./2007 Annual Report

(table continued from previous page)

Treasury & Securities Services			Asset Management			Corporate			Reconciling items(d)(e)			Total
2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006	2005

$4,681	$4,039	$3,659	$7,475	$5,816	$4,583	$5,032	$1,058	$1,623	$2,572	$2,833	$2,147	$44,966	$40,757	$34,693
2,264	2,070	1,880	1,160	971	1,081	(787)	(1,044)	(2,756)	(6,012)	(5,947)	(6,763)	26,406	21,242	19,555
6,945	6,109	5,539	8,635	6,787	5,664	4,245	14	(1,133)	(3,440)	(3,114)	(4,616)	71,372	61,999	54,248

19	(1)	—	(18)	(28)	(56)	(11)	(1)	10	(2,380)	(2,210)	(3,776)	6,864	3,270	3,483

(121)	(121)	(154)	—	—	—	—	—	—	—	—	—	—	—	—

4,580	4,266	4,050	5,515	4,578	3,860	1,762	1,147	5,330	—	—	—	41,703	38,843	38,926

2,225	1,723	1,335	3,138	2,237	1,860	2,494	(1,132)	(6,473)	(1,060)	(904)	(840)	22,805	19,886	11,839

828	633	472	1,172	828	644	719	(1,179)	(2,690)	(1,060)	(904)	(840)	7,440	6,237	3,585

1,397	1,090	863	1,966	1,409	1,216	1,775	47	(3,783)	—	—	—	15,365	13,649	8,254

—	—	—	—	—	—	—	795	229	—	—	—	—	795	229
$1,397	$1,090	$863	$1,966	$1,409	$1,216	$1,775	$842	$(3,554)	$—	$—	$—	$15,365	$14,444	$8,483
$3,000	$2,285	$1,525	$3,876	$3,500	$2,400	$54,245	$49,728	$52,999	$—	$—	$—	$118,723	$110,697	$105,507
53,350	31,760	28,206	51,882	43,635	41,599	255,366	218,623	162,021	(66,780)	(65,266)	(67,180)	1,455,044	1,313,794	1,185,066
47%	48%	57%	51%	40%	51%	NM	NM	NM	NM	NM	NM	13%	13%	8%
66	70	73	64	67	68	NM	NM	NM	NM	NM	NM	58	63	72

(e)	Segment managed results reflect revenue on a tax-equivalent basis with the corresponding income tax impact recorded within Income tax expense. These adjustments are eliminated in Reconciling items to arrive at the Firm’s reported U.S. GAAP results. Tax-equivalent adjustments were as follows for the years ended December 31, 2007, 2006 and 2005.

Year ended December 31, (in millions)	2007	2006	2005
Noninterest income	$683	$676	$571
Net interest income	377	228	269
Income tax expense	1,060	904	840

JPMorgan Chase & Co./2007 Annual Report	177

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JPMorgan Chase & Co.

Note 35 – Parent company

Parent company – statements of income

Year ended December 31, (in millions)	2007	2006	2005
Income
Dividends from bank and bankholding company subsidiaries	$5,834	$2,935	$2,361
Dividends from nonbank subsidiaries(a)	2,463	1,999	791
Interest income from subsidiaries	5,082	3,612	2,369
Other interest income	263	273	209
Other income from subsidiaries, primarily fees:
Bank and bank holding company	182	220	246
Nonbank	960	739	462
Other income (loss)	(131)	(206)	13
Total income	14,653	9,572	6,451
Expense
Interest expense to subsidiaries(a)	1,239	1,025	846
Other interest expense	6,427	4,536	3,076
Compensation expense	125	519	369
Other noninterest expense	998	295	496
Total expense	8,789	6,375	4,787
Income before income tax benefit and undistributed net income of subsidiaries	5,864	3,197	1,664
Income tax benefit	828	982	852
Equity in undistributed net income of subsidiaries	8,673	10,265	5,967
Net income	$15,365	$14,444	$8,483

Parent company – balance sheets

December 31, (in millions)	2007	2006
Assets
Cash and due from banks, primarily with bank subsidiaries	$110	$756
Deposits with banking subsidiaries	52,972	18,759
Trading assets	9,563	7,975
Available-for-sale securities	43	257
Loans	1,423	971
Advances to, and receivables from, subsidiaries:
Bank and bank holding company	28,705	22,765
Nonbank	52,895	34,282
Investments (at equity) in subsidiaries:
Bank and bank holding company	128,711	119,017
Nonbank(a)	25,710	22,552
Goodwill and other intangibles	850	853
Other assets	13,241	11,983
Total assets	$314,223	$240,170
Liabilities and stockholders’ equity
Borrowings from, and payables to, subsidiaries(a)	$23,938	$19,183
Other borrowed funds, primarily commercial paper	52,440	21,011
Other liabilities	8,043	7,605
Long-term debt(b)	106,581	76,581
Total liabilities	191,002	124,380
Stockholders’ equity	123,221	115,790
Total liabilities and stockholders’ equity	$314,223	$240,170

Parent company – statements of cash flows

Year ended December 31, (in millions)	2007	2006	2005
Operating activities
Net income	$15,365	$14,444	$8,483
Less: Net income of subsidiaries	16,970	15,199	9,119
Parent company net loss	(1,605)	(755)	(636)
Add: Cash dividends from subsidiaries(a)	8,061	4,934	2,891
Other, net	3,496	(185)	(130)
Net cash provided by operating activities	9,952	3,994	2,125

Investing activities
Net change in:
Deposits with banking subsidiaries	(34,213)	(9,307)	1,251
Securities purchased under resale agreements, primarily with nonbank subsidiaries	—	24	(24)
Loans	(452)	(633)	(176)
Advances to subsidiaries	(24,553)	(3,032)	(483)
Investments (at equity) in subsidiaries	(3,705)	579	(2,949)
Other, net	—	(1)	34
Available-for-sale securities:
Purchases	(104)	—	(215)
Proceeds from sales and maturities	318	29	124
Net cash used in investing activities	(62,709)	(12,341)	(2,438)

Financing activities
Net change in borrowings from subsidiaries(a)	4,755	2,672	2,316
Net change in other borrowed funds	31,429	5,336	625
Proceeds from the issuance of long-term debt	38,986	18,153	15,992
Repayments of long-term debt	(11,662)	(10,557)	(10,864)
Net proceeds from the issuance of stock and stock-related awards	1,467	1,659	682
Excess tax benefits related to stock-based compensation	365	302	—
Redemption of preferred stock	—	(139)	(200)
Treasury stock purchased	(8,178)	(3,938)	(3,412)
Cash dividends paid	(5,051)	(4,846)	(4,878)
Net cash provided by financing activities	52,111	8,642	261
Net increase (decrease) in cash and due from banks	(646)	295	(52)
Cash and due from banks at the beginning of the year, primarily with bank subsidiaries	756	461	513
Cash and due from banks at the end of the year, primarily with bank subsidiaries	$110	$756	$461
Cash interest paid	$7,470	$5,485	$3,838
Cash income taxes paid	$5,074	$3,599	$3,426

(a)	Subsidiaries include trusts that issued guaranteed capital debt securities (“issuer trusts”). As a result of FIN 46R, the Parent deconsolidated these trusts in 2003. The Parent received dividends of $18 million, $23 million and $21 million from the issuer trusts in 2007, 2006 and 2005, respectively. For further discussion on these issuer trusts, see Note 21 on page 160 of this Annual Report.
(b)	At December 31, 2007, debt that contractually matures in 2008 through 2012 totaled $17.8 billion, $17.5 billion, $13.3 billion, $9.5 billion and $12.8 billion, respectively.

178	JPMorgan Chase & Co./2007 Annual Report

SUPPLEMENTARY INFORMATION

Selected quarterly financial data (unaudited)

	(in millions, except per share, ratio and headcount data)	2007				2006
	As of or for the period ended	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	Selected income statement data
	Noninterest revenue(a)(b)	$10,161	$9,199	$12,740	$12,866	$10,501	$10,166	$9,908	$10,182
	Net interest income(b)	7,223	6,913	6,168	6,102	5,692	5,379	5,178	4,993
	Total net revenue	17,384	16,112	18,908	18,968	16,193	15,545	15,086	15,175
	Provision for credit losses	2,542	1,785	1,529	1,008	1,134	812	493	831
	Total noninterest expense	10,720	9,327	11,028	10,628	9,885	9,796	9,382	9,780
	Income from continuing operations before income tax expense	4,122	5,000	6,351	7,332	5,174	4,937	5,211	4,564
	Income tax expense	1,151	1,627	2,117	2,545	1,268	1,705	1,727	1,537
	Income from continuing operations (after-tax)	2,971	3,373	4,234	4,787	3,906	3,232	3,484	3,027
	Income from discontinued operations (after-tax)(c)	—	—	—	—	620	65	56	54
	Net income	$2,971	$3,373	$4,234	$4,787	$4,526	$3,297	$3,540	$3,081
	Per common share
	Basic earnings per share
	Income from continuing operations	$0.88	$1.00	$1.24	$1.38	$1.13	$0.93	$1.00	$0.87
	Net income	0.88	1.00	1.24	1.38	1.31	0.95	1.02	0.89
	Diluted earnings per share
	Income from continuing operations	$0.86	$0.97	$1.20	$1.34	$1.09	$0.90	$0.98	$0.85
	Net income	0.86	0.97	1.20	1.34	1.26	0.92	0.99	0.86
	Cash dividends declared per share	0.38	0.38	0.38	0.34	0.34	0.34	0.34	0.34
	Book value per share	36.59	35.72	35.08	34.45	33.45	32.75	31.89	31.19
	Common shares outstanding
Average:	Basic	3,367 #	3,376 #	3,415 #	3,456 #	3,465 #	3,469 #	3,474 #	3,473 #
	Diluted	3,472	3,478	3,522	3,560	3,579	3,574	3,572	3,571
	Common shares at period end	3,367	3,359	3,399	3,416	3,462	3,468	3,471	3,473
	Share price(d)
	High	$48.02	$50.48	$53.25	$51.95	$49.00	$47.49	$46.80	$42.43
	Low	40.15	42.16	47.70	45.91	45.51	40.40	39.33	37.88
	Close	43.65	45.82	48.45	48.38	48.30	46.96	42.00	41.64
	Market capitalization	146,986	153,901	164,659	165,280	167,199	162,835	145,764	144,614
	Financial ratios
	Return on common equity:
	Income from continuing operations	10%	11%	14%	17%	14%	11%	13%	11%
	Net income	10	11	14	17	16	12	13	12
	Return on assets:
	Income from continuing operations	0.77	0.91	1.19	1.41	1.14	0.98	1.05	0.98
	Net income	0.77	0.91	1.19	1.41	1.32	1.00	1.06	1.00
	Tier 1 capital ratio	8.4	8.4	8.4	8.5	8.7	8.6	8.5	8.5
	Total capital ratio	12.6	12.5	12.0	11.8	12.3	12.1	12.0	12.1
	Tier 1 leverage ratio	6.0	6.0	6.2	6.2	6.2	6.3	5.8	6.1
	Overhead ratio	62	58	58	56	61	63	62	64
	Selected balance sheet data (period-end)
	Total assets	$1,562,147	$1,479,575	$1,458,042	$1,408,918	$1,351,520	$1,338,029	$1,328,001	$1,273,282
	Securities	85,450	97,706	95,984	97,029	91,975	86,548	78,022	67,126
	Loans	519,374	486,320	465,037	449,765	483,127	463,544	455,104	432,081
	Deposits	740,728	678,091	651,370	626,428	638,788	582,115	593,716	584,465
	Long-term debt	183,862	173,696	159,493	143,274	133,421	126,619	125,280	112,133
	Total stockholders’ equity	123,221	119,978	119,211	117,704	115,790	113,561	110,684	108,337
	Headcount	180,667 #	179,847 #	179,664 #	176,314 #	174,360 #	171,589 #	172,423 #	170,787 #
	Credit quality metrics
	Allowance for credit losses	$10,084	$8,971	$8,399	$7,853	$7,803	$7,524	$7,500	$7,659
	Nonperforming assets(e)	4,237	3,181	2,586	2,421	2,341	2,300	2,384	2,348
	Allowance for loan losses to total loans(f)	1.88%	1.76%	1.71%	1.74%	1.70%	1.65%	1.69%	1.83%
	Net charge-offs	$1,429	$1,221	$985	$903	$930	$790	$654	$668
	Net charge-off rate(f)	1.19%	1.07%	0.90%	0.85%	0.84%	0.74%	0.64%	0.69%
	Wholesale net charge-off (recovery) rate(f)	0.05	0.19	(0.07)	(0.02)	0.07	(0.03)	(0.05)	(0.06)
	Managed Card net charge-off rate	3.89	3.64	3.62	3.57	3.45	3.58	3.28	2.99

(a)	The Firm adopted SFAS 157 in the first quarter of 2007. See Note 4 on pages 111–118 of this Annual Report for additional information.
(b)	For certain trading-related positions, amounts have been revised between Noninterest revenue and Net interest income; there is no impact to Net revenue as a result of these revisions.
(c)	On October 1, 2006, JPMorgan Chase & Co. completed the exchange of selected corporate trust businesses for the consumer, business banking and middle-market banking businesses of The Bank of New York Company Inc. The results of operations of these corporate trust businesses are reported as discontinued operations for each 2006 period.
(d)	JPMorgan Chase’s common stock is listed and traded on the New York Stock Exchange, the London Stock Exchange Limited and the Tokyo Stock Exchange. The high, low and closing prices of JPMorgan Chase’s common stock are from The New York Stock Exchange Composite Transaction Tape.
(e)	Excludes purchased wholesale loans held-for-sale.
(f)	End-of-period and average Loans held-for-sale and loans at fair value were excluded when calculating the allowance coverage ratios and net charge-off rates, respectively.

JPMorgan Chase & Co./2007 Annual Report	179

SUPPLEMENTARY INFORMATION

Selected annual financial data (unaudited)	Heritage JPMorgan Chase only

	(in millions, except per share, headcount and ratio data) As of or for the year ended December 31,	2007	2006	2005	2004(f)	2003
	Selected income statement data
	Noninterest revenue(a)	$44,966	$40,757	$34,693	$26,209	$20,384
	Net interest income	26,406	21,242	19,555	16,527	12,807
	Total net revenue	71,372	61,999	54,248	42,736	33,191
	Provision for credit losses	6,864	3,270	3,483	2,544	1,540
	Total noninterest expense	41,703	38,843	38,926	34,336	21,878
	Income from continuing operations before income tax expense	22,805	19,886	11,839	5,856	9,773
	Income tax expense	7,440	6,237	3,585	1,596	3,209
	Income from continuing operations	15,365	13,649	8,254	4,260	6,564
	Income from discontinued operations(b)	—	795	229	206	155
	Net income	$15,365	$14,444	$8,483	$4,466	$6,719
	Per common share
	Basic earnings per share
	Income from continuing operations	$4.51	$3.93	$2.36	$1.51	$3.24
	Net income	4.51	4.16	2.43	1.59	3.32

	Diluted earnings per share
	Income from continuing operations	$4.38	$3.82	$2.32	$1.48	$3.17
	Net income	4.38	4.04	2.38	1.55	3.24
	Cash dividends declared per share	1.48	1.36	1.36	1.36	1.36
	Book value per share	36.59	33.45	30.71	29.61	22.10

	Common shares outstanding
Average:	Basic	3,404 #	3,470 #	3,492 #	2,780 #	2,009 #
	Diluted	3,508	3,574	3,557	2,851	2,055
	Common shares at period-end	3,367	3,462	3,487	3,556	2,043
	Share price(c)
	High	$53.25	$49.00	$40.56	$43.84	$38.26
	Low	40.15	37.88	32.92	34.62	20.13
	Close	43.65	48.30	39.69	39.01	36.73
	Market capitalization	146,986	167,199	138,387	138,727	75,025

	Financial ratios
	Return on common equity:
	Income from continuing operations	13%	12%	8%	6%	15%
	Net income	13	13	8	6	16
	Return on assets:
	Income from continuing operations	1.06	1.04	0.70	0.44	0.85
	Net income	1.06	1.10	0.72	0.46	0.87
	Tier 1 capital ratio	8.4	8.7	8.5	8.7	8.5
	Total capital ratio	12.6	12.3	12.0	12.2	11.8
	Tier 1 leverage ratio	6.0	6.2	6.3	6.2	5.6
	Overhead ratio	58	63	72	80	66

	Selected balance sheet data (period-end)
	Total assets	$1,562,147	$1,351,520	$1,198,942	$1,157,248	$770,912
	Securities	85,450	91,975	47,600	94,512	60,244
	Loans	519,374	483,127	419,148	402,114	214,766
	Deposits	740,728	638,788	554,991	521,456	326,492
	Long-term debt	183,862	133,421	108,357	95,422	48,014
	Common stockholders’ equity	123,221	115,790	107,072	105,314	45,145
	Total stockholders’ equity	123,221	115,790	107,211	105,653	46,154
	Headcount	180,667 #	174,360 #	168,847 #	160,968 #	96,367 #

	Credit quality metrics
	Allowance for credit losses	$10,084	$7,803	$7,490	$7,812	$4,847
	Nonperforming assets(d)	4,237	2,341	2,590	3,231	3,161
	Allowance for loan losses to total loans(e)	1.88%	1.70%	1.84%	1.94%	2.33%
	Net charge-offs	$4,538	$3,042	$3,819	$3,099	$2,272
	Net charge-off rate(e)	1.00%	0.73%	1.00%	1.08%	1.19%
	Wholesale net charge-off (recovery) rate(e)	0.04	(0.01)	(0.06)	0.18	0.97
	Managed Card net charge-off rate	3.68	3.33	5.21	5.27	5.90

(a)	The Firm adopted SFAS 157 in the first quarter of 2007. See Note 4 on pages 111–118 of this Annual Report for additional information.
(b)	On October 1, 2006, JPMorgan Chase & Co. completed the exchange of selected corporate trust businesses for the consumer, business banking and middle-market banking businesses of The Bank of New York Company Inc. The results of operations of these corporate trust businesses are reported as discontinued operations for each period prior to 2007.
(c)	JPMorgan Chase’s common stock is listed and traded on the New York Stock Exchange, the London Stock Exchange Limited and the Tokyo Stock Exchange. The high, low and closing prices of JPMorgan Chase’s common stock are from The New York Stock Exchange Composite Transaction Tape.
(d)	Excludes purchased wholesale loans held-for-sale.
(e)	End-of-period and average Loans held-for-sale and loans at fair value were excluded when calculating the allowance coverage ratios and net charge-off rates, respectively.
(f)	On July 1, 2004, Bank One Corporation merged with and into JPMorgan Chase. Accordingly, 2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

180	JPMorgan Chase & Co./2007 Annual Report

GLOSSARY OF TERMS

JPMorgan Chase & Co.

ACH: Automated Clearing House.

AICPA: American Institute of Certified Public Accountants.

AICPA Statement of Position (“SOP”) 07-1: “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.”

AICPA Statement of Position (“SOP”) 98-1: “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

APB 25: Accounting Principles Board Opinion No. 25. “Accounting for Stock Issued to Employees.”

Advised lines of credit: An authorization which specifies the maximum amount of a credit facility the Firm has made available to an obligor on a revolving but non-binding basis. The borrower receives written or oral advice of this facility. The Firm may cancel this facility at any time.

Assets under management: Represent assets actively managed by Asset Management on behalf of institutional, private banking, private client services and retail clients. Excludes assets managed by American Century Companies, Inc., in which the Firm has a 44% ownership interest as of December 31, 2007

Assets under supervision: Represent assets under management as well as custody, brokerage, administration and deposit accounts.

Average managed assets: Refers to total assets on the Firm’s Consolidated balance sheets plus credit card receivables that have been securitized.

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

Credit card securitizations: Card Services’ managed results excludes the impact of credit card securitizations on Total net revenue, the Provision for credit losses, net charge-offs and Loan receivables. Through securitization, the Firm transforms a portion of its credit card receivables into securities, which are sold to investors. The credit card receivables are removed from the Consolidated balance sheets through the transfer of the receivables to a trust, and the sale of undivided interests to investors that entitle the investors to specific cash flows generated from the credit card receivables. The Firm retains the remaining undivided interests as seller’s interests, which are recorded in Loans on the Consolidated balance sheets. A gain or loss on the sale of credit card receivables to investors is recorded in Other Income. Securitization also affects the Firm’s Consolidated statements of income as the aggregate amount of interest income, certain fee revenue and recoveries that is in excess of the aggregate amount of interest paid to the investors, gross credit losses and other trust expense related to the securitized receivables are reclassified into Credit card income in the Consolidated statements of income.

Credit derivatives: Contractual agreements that provide protection against a credit event on one or more referenced credits. The nature of a credit event is established by the protection buyer and protection seller at the inception of a transaction, and such events include bankruptcy, insolvency or failure to meet payment obligations when due. The buyer of the credit derivative pays a periodic fee in return for a payment by the protection seller upon the occurrence, if any, of a credit event.

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

FSP: FASB Staff Position.

JPMorgan Chase & Co./2007 Annual Report	181

GLOSSARY OF TERMS

JPMorgan Chase & Co.

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

Investment-grade: An indication of credit quality based upon JPMorgan Chase’s internal risk assessment system. “Investment-grade” generally represents a risk profile similar to a rating of a “BBB-”/“Baa3” or better, as defined by independent rating agencies.

Managed basis: A non-GAAP presentation of financial results that includes reclassifications related to credit card securitizations and to present revenue on a fully taxable-equivalent basis. Management uses this non-GAAP financial measure at the segment level because it believes this provides information to enable investors to understand the underlying operational performance and trends of the particular business segment and facilitates a comparison of the business segment with the performance of competitors.

Managed credit card receivables: Refers to credit card receivables on the Firm’s Consolidated balance sheets plus credit card receivables that have been securitized.

Mark-to-market exposure: A measure, at a point in time, of the value of a derivative or foreign exchange contract in the open market. When the mark-to-market value is positive, it indicates the counterparty owes JPMorgan Chase and, therefore, creates a repayment risk for the Firm. When the mark-to-market value is negative, JPMorgan Chase owes the counterparty; in this situation, the Firm does not have repayment risk.

Master netting agreement: An agreement between two counter-parties that have multiple derivative contracts with each other that provides for the net settlement of all contracts through a single payment, in a single currency, in the event of default on or termination of any one contract. See FIN 39.

MSR risk management revenue: Includes changes in MSR asset fair value due to inputs or assumptions in model and derivative valuation adjustments.

Material legal proceedings: Refers to certain specific litigation originally discussed in the section “Legal Proceedings” in the Firm’s Annual Report on Form 10-K for the year ended December 31, 2002. Of such legal proceedings, some lawsuits related to Enron and the IPO allocation allegations remain outstanding as of the date of this Annual Report, as discussed in Part I, Item 3, Legal proceedings in the Firm’s Annual Report on Form 10-K for the year ended December 31, 2007, to which reference is hereby made; other such legal proceedings have been resolved.

Merger: On July 1, 2004, Bank One Corporation merged with and into JPMorgan Chase.

NA: Data is not applicable or available for the period presented.

Net yield on interest-earning assets: The average rate for interest-earning assets less the average rate paid for all sources of funds.

NM: Not meaningful.

OPEB: Other postretirement employee benefits.

Overhead ratio: Noninterest expense as a percentage of Total net revenue.

Portfolio activity: Describes changes to the risk profile of existing lending-related exposures and their impact on the allowance for credit losses from changes in customer profiles and inputs used to estimate the allowances.

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

REMIC: Investment vehicles that hold commercial and residential mortgages in trust, and issues securities representing an undivided interest in these mortgages. A REMIC, which can be a corporation, trust, association, or partnership, assembles mortgages into pools and issues pass-through certificates, multiclass bonds similar to a collateralized mortgage obligation (CMO), or other securities to investors in the secondary mortgage market.

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

SAB: Staff Accounting Bulletin

SAB 109: “Written Loan Commitments Recorded at Fair Value Through Earnings.”

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

SFAS 52: “Foreign Currency Translation.”

SFAS 87: “Employers’ Accounting for Pensions.”

SFAS 88: “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”

SFAS 106: “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”

SFAS 107: “Disclosures about Fair Value of Financial Instruments.”

SFAS 109: “Accounting for Income Taxes.”

SFAS 114: “Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statements No. 5 and 15.”

182	JPMorgan Chase & Co./2007 Annual Report

GLOSSARY OF TERMS

JPMorgan Chase & Co.

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

SFAS 141R: “Business Combinations”

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

SFAS 159: “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”

SFAS 160: “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”

Stress testing: A scenario that measures market risk under unlikely but plausible events in abnormal markets.

Subprime loans: Although a standard definition for Subprime loans (including subprime mortgage loans) does not exist, the Firm defines subprime loans as specific product offerings for higher risk borrowers, including individuals with one or a combination of high credit risk factors, such as low FICO scores (generally less than 620 for secured products and 660 for unsecured products) and high debt to income ratios. The Firm also evaluates the types and severity of historical delinquencies in evaluating whether a subprime product is appropriate for a particular customer. Higher interest rates and additional fees are typically assessed for subprime loans to compensate for the increased credit risk associated with these types of products.

Transactor loan: Loan in which the outstanding balance is paid in full by payment due date.

Unaudited: Financial statements and information that have not been subjected to auditing procedures sufficient to permit an independent certified public accountant to express an opinion.

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

Value-at-risk (“VAR”): A measure of the dollar amount of potential loss from adverse market moves in an ordinary market environment.

JPMorgan Chase & Co./2007 Annual Report	183

Distribution of assets, liabilities and stockholders’ equity;

interest rates and interest differentials

Consolidated average balance sheet, interest and rates

Provided below is a summary of JPMorgan Chase’s consolidated average balances, interest rates and interest differentials on a taxable-equivalent basis for the years 2005 through 2007. Income computed on a taxable-equivalent basis is the income reported in the

Consolidated statements of income, adjusted to make income and earnings yields on assets exempt from income taxes (primarily federal taxes) comparable with other taxable income. The incremental tax rate used for calculating the taxable-equivalent adjustment was

(Table continued on next page)

	2007
Year ended December 31,	Average				Average
(Taxable-equivalent interest and rates; in millions, except rates)	balance		Interest		rate
Assets
Deposits with banks	$29,010		$1,418		4.89%
Federal funds sold and securities purchased under resale agreements	135,677		6,497		4.79
Securities borrowed	86,072		4,539		5.27
Trading assets - debt instruments	292,846		17,241		5.89

Securities	95,290		5,387		5.65 (e)
Interests in purchased receivables	—		—		—

Loans	479,679		36,682	(d)	7.65
Total interest-earning assets	1,118,574		71,764		6.42
Allowance for loan losses	(7,620)
Cash and due from banks	32,781
Trading assets - equity instruments	88,569
Trading assets - derivative receivables	65,439
Goodwill	45,226
Other Intangible Assets
Mortgage servicing rights	8,565
Purchased credit card relationships	2,590
All other intangibles	4,094
All other assets	96,826
Assets of discontinued operations held-for-sale(a)	—
Total assets	$1,455,044

Liabilities
Interest-bearing deposits	$535,359		$21,653		4.04%
Federal funds purchased and securities sold under repurchase agreements	196,500		9,785		4.98
Commercial paper	30,799		1,434		4.65
Other borrowings(b)	100,181		4,923		4.91
Beneficial interests issued by consolidated VIEs	14,563		580		3.98
Long-term debt	170,206		6,606		3.88
Total interest-bearing liabilities	1,047,608		44,981		4.29
Noninterest-bearing deposits	121,861
Trading liabilities - derivative payables	65,198
All other liabilities, including the allowance for lending-related commitments	101,654
Liabilities of discontinued operations held-for-sale(a)	—
Total liabilities	1,336,321

Stockholders’ equity
Preferred stock	—
Common stockholders’ equity	118,723
Total stockholders’ equity	118,723	(c)
Total liabilities, preferred stock of subsidiary and stockholders’ equity	$1,455,044
Interest rate spread					2.13%
Net interest income and net yield on interest-earning assets			$26,783		2.39

(a)	For purposes of the consolidated average balance sheet for assets and liabilities transferred to discontinued operations, JPMorgan Chase used Federal funds sold interest income as a reasonable estimate of the earnings on corporate trust deposits; therefore, JPMorgan Chase transferred to Assets of discontinued operations held-for-sale average Federal funds sold, along with the related interest income earned, and transferred to Liabilities of discontinued operations held-for-sale average corporate trust deposits.
(b)	Includes securities sold but not yet purchased.
(c)	The ratio of average stockholders’ equity to average assets was 8.2% for 2007, 8.4% for 2006 and 8.9% for 2005. The return on average stockholders’ equity was 12.9% for 2007, 13.0% for 2006 and 8.0% for 2005.
(d)	Fees and commissions on loans included in loan interest amounted to $1.7 billion in 2007, $1.2 billion in 2006 and $ 864 million in 2005.
(e)	The annualized rate for available-for-sale securities based on amortized cost was 5.64% in 2007, 5.49% in 2006, and 4.56% in 2005, and does not give effect to changes in fair value that are reflected in Accumulated other comprehensive income (loss).

approximately 40% in 2007, 2006 and 2005. A substantial portion of JPMorgan Chase’s securities are taxable.

Within the Consolidated average balance sheets, interest and rates summary, the principal amounts of nonaccrual loans have been included in the average loan balances used to determine the average interest rate earned on loans. For additional information on nonaccrual loans, including interest accrued, see Note 14 on pages 137 and 138.

(Continuation of table)

2006					2005
Average balance		Interest		Average rate	Average balance		Interest		Average rate
$27,730		$1,265		4.56%	$15,203		$660		4.34%
132,118		5,578		4.22	123,233		3,562		2.89
83,831		3,402		4.06	63,023		1,618		2.57
205,506		11,120		5.41	187,615		9,312		4.96
77,845		4,304		5.53 (e)	71,637		3,286		4.59 (e)
13,941		652		4.68	28,397		933		3.29
454,535		33,014	(d)	7.26	409,988		25,973	(d)	6.34
995,506		59,335		5.96	899,096		45,344		5.04
(7,165)					(7,074)
31,171					30,635
74,573					49,458
57,368					57,365
43,872					43,074

7,484					5,523
3,113					3,524
4,307					4,820
87,068					80,219
16,497					18,426
$1,313,794					$1,185,066

$452,323		$17,042		3.77%	$383,259		$9,986		2.61%
183,783		8,187		4.45	154,818		4,728		3.05
17,710		794		4.49	14,450		407		2.81
102,147		5,105		5.00	93,765		4,867		5.19
28,652		1,234		4.31	44,675		1,372		3.07
129,667		5,503		4.24	112,370		4,160		3.70
914,282		37,865		4.14	803,337		25,520		3.18
124,550					125,002
57,938					55,723
90,506					78,141
15,787					17,149
1,203,063					1,079,352

34					207
110,697					105,507
110,731	(c)				105,714	(c)
$1,313,794					$1,185,066
				1.82%					1.86%
		$21,470		2.16			$19,824		2.20

Interest rates and interest differential analysis of net interest income – U.S. and non-U.S.

Presented below is a summary of interest rates and interest differentials segregated between U.S. and non-U.S. operations for the years 2005 through 2007. The segregation of U.S. and non-U.S. components is based on the location of the office recording the transaction. Intracompany funding generally comprises dollar-denominated deposits originated in various locations that are centrally managed by JPMorgan Chase’s Treasury unit. U.S. Net interest income was $21.0 billion in 2007, an increase of $1.6 billion

(Table continued on next page)

	2007
Year ended December 31,	Average		Average
(Taxable-equivalent interest and rates; in millions, except rates)	balance	Interest	rate

Interest-earning assets:
Deposits with banks, primarily non-U.S.	$29,010	$1,418	4.89%
Federal funds sold and securities purchased under resale agreements:
U.S.	71,467	3,672	5.14
Non-U.S.	64,210	2,825	4.40
Securities borrowed:
U.S.	39,855	2,472	6.20
Non-U.S.	46,217	2,067	4.47
Trading assets - debt instruments:
U.S.	148,071	9,235	6.24
Non-U.S.	144,775	8,006	5.53
Securities:
U.S.	82,405	4,855	5.89
Non-U.S.	12,885	532	4.13
Interests in purchased receivables, primarily U.S.	—	—	—
Loans:
U.S.	413,507	32,483	7.86
Non-U.S.	66,172	4,199	6.35
Total interest-earning assets	1,118,574	71,764	6.42
Interest-bearing liabilities:
Interest-bearing deposits:
U.S.	353,133	13,641	3.86
Non-U.S.	182,226	8,012	4.40
Federal funds purchased and securities sold under repurchase agreements:
U.S.	148,918	7,826	5.26
Non-U.S.	47,582	1,959	4.12
Other borrowed funds:
U.S.	76,585	3,897	5.09
Non-U.S.	54,395	2,460	4.52
Beneficial interests issued by consolidated VIEs, primarily U.S.	14,563	580	3.98
Long-term debt, primarily U.S.	170,206	6,606	3.88
Intracompany funding:
U.S.	(17,054)	(555)	—
Non-U.S.	17,054	555	—
Total interest-bearing liabilities	1,047,608	44,981	4.29
Noninterest-bearing liabilities(a)	70,966
Total investable funds	$1,118,574	$44,981	4.02%
Net interest income and net yield:		$26,783	2.39%
U.S.		21,007	2.78%
Non-U.S.		5,776	1.59%
Percentage of total assets and liabilities attributable to non-U.S. operations:
Assets			36.5
Liabilities			34.1

(a)	Represents the amount of noninterest-bearing liabilities funding interest-earning assets.

from the prior year. Net interest income from non-U.S. operations was $5.8 billion for 2007, an increase of $3.7 billion from $2.0 billion in 2006.

For further information, see the “Net interest income” discussion in Consolidated results of operations on page 32.

(Continuation of table)	2006		2005
Average balance	Interest	Average rate	Average balance	Interest	Average rate
$27,730	$1,265	4.56%	$15,203	$660	4.34%

66,627	3,647	5.47	84,713	2,587	3.05
65,491	1,931	2.95	38,520	975	2.53

36,016	1,848	5.13	30,480	939	3.08
47,815	1,554	3.25	32,543	679	2.08

88,492	5,471	6.18	97,943	4,861	4.96
117,014	5,649	4.83	89,672	4,451	4.96

68,477	3,951	5.77	54,434	2,705	4.97
9,368	353	3.77	17,203	581	3.38
13,941	652	4.68	28,397	933	3.29

402,295	29,475	7.33	372,912	24,928	6.68
52,240	3,539	6.77	37,076	1,045	2.82
995,506	59,335	5.96	899,096	45,344	5.04

313,835	11,551	3.68	266,335	6,497	2.44
138,488	5,491	3.96	116,924	3,489	2.98

137,439	6,729	4.90	113,348	3,685	3.25
46,344	1,458	3.15	41,470	1,043	2.52

55,300	3,368	6.09	64,765	2,837	4.38
64,557	2,531	3.92	43,450	2,437	5.61
28,652	1,234	4.31	44,675	1,372	3.07
129,667	5,503	4.24	112,370	4,160	3.70

(49,972)	(2,088)	—	28,800	789	—
49,972	2,088	—	(28,800)	(789)	—
914,282	37,865	4.14	803,337	25,520	3.18
81,224			95,759
$995,506	$37,865	3.80%	$899,096	$25,520	2.84%
	$21,470	2.16%		$19,824	2.20%
	19,430	2.87		18,220	2.72
	2,040	0.64		1,604	0.70

		35.3			29.4
		31.8			29.3

Changes in net interest income, volume and rate analysis

The table below presents an analysis of the effect on net interest income of volume and rate changes for the periods 2007 versus 2006 and 2006 versus 2005. In this analysis, the change due to the volume/rate variance has been allocated to volume.

	2007 versus 2006			2006 versus 2005
(On a taxable-equivalent basis;	Increase (decrease) due to change in:		Net	Increase (decrease) due to change in:		Net
in millions)	Volume	Rate	change	Volume	Rate	change
Interest-earning assets
Deposits with banks, primarily non-U.S.	$61	$92	$153	$572	$33	$605
Federal funds sold and securities purchased under resale agreements:
U.S.	245	(220)	25	(990)	2,050	1,060
Non-U.S.	(56)	950	894	794	162	956
Securities borrowed:
U.S.	239	385	624	284	625	909
Non-U.S.	(70)	583	513	494	381	875
Trading assets - debt instruments:
U.S.	3,711	53	3,764	(585)	1,195	610
Non-U.S.	1,538	819	2,357	1,315	(117)	1,198
Securities:
U.S.	822	82	904	811	435	1,246
Non-U.S.	145	34	179	(295)	67	(228)
Interests in purchased receivables, primarily U.S.	(652)	—	(652)	(676)	395	(281)
Loans:
U.S.	876	2,132	3,008	2,123	2,424	4,547
Non-U.S.	879	(219)	660	1,029	1,465	2,494
Change in interest income	7,738	4,691	12,429	4,876	9,115	13,991
Interest-bearing liabilities
Interest-bearing deposits:
U.S.	1,525	565	2,090	1,751	3,303	5,054
Non-U.S.	1,912	609	2,521	856	1,146	2,002
Federal funds purchased and securities sold under repurchase agreements:
U.S.	602	495	1,097	1,174	1,870	3,044
Non-U.S.	51	450	501	154	261	415
Other borrowed funds:
U.S.	1,082	(553)	529	(576)	1,107	531
Non-U.S.	(458)	387	(71)	828	(734)	94
Beneficial interests issued by consolidated VIEs, primarily U.S.	(559)	(95)	(654)	(692)	554	(138)
Long-term debt, primarily U.S.	1,570	(467)	1,103	736	607	1,343
Intracompany funding:
U.S.	1,073	460	1,533	(3,292)	415	(2,877)
Non-U.S.	(1,073)	(460)	(1,533)	3,292	(415)	2,877
Change in interest expense	5,725	1,391	7,116	4,231	8,114	12,345
Change in net interest income	$2,013	$3,300	$5,313	$645	$1,001	$1,646

Securities portfolio

The table below presents the amortized cost, estimated fair value and average yield (including the impact of related derivatives) of JPMorgan Chase’s securities by range of contractual maturity and type of security.

Maturity schedule of available-for-sale and held-to-maturity securities

December 31, 2007 (in millions, rates on a taxable-equivalent basis)	Due in 1 year or less	Due after 1 through 5 years	Due after 5 through 10 years	Due after 10 years(d)	Total

U.S. government and federal agency obligations:
Amortized cost	$343	$1,475	$ 509	$224	$2,551
Fair value	343	1,485	516	229	2,573
Average yield(a)	4.51%	3.14%	2.66%	5.19%	3.41%

U.S. government-sponsored enterprise obligations:
Amortized cost	$—	$—	$ —	$62,511	$62,511
Fair value	—	—	—	63,099	63,099
Average yield(a)	—%	—%	—%	5.89%	5.89%

Other:(b)
Amortized cost	$6,326	$4,789	$ 806	$7,805	$19,726
Fair value	6,330	4,795	770	7,839	19,734
Average yield(a)	4.27%	3.79%	5.92%	3.04%	3.74%

Total available-for-sale securities:(c)
Amortized cost	$6,669	$6,264	$ 1,315	$70,540	$84,788
Fair value	6,673	6,280	1,286	71,167	85,406
Average yield(a)	4.28%	3.63%	4.66%	5.57%	5.31%

Total held-to-maturity securities:(c)
Amortized cost	$—	$—	$ 40	$4	$44
Fair value	—	—	41	4	45
Average yield(a)	—%	—%	6.88%	6.07%	6.81%

(a)	The average yield was based on amortized cost balances at the end of the year, and does not give effect to changes in fair value that are reflected in Accumulated other comprehensive income (loss). Yields are derived by dividing interest income (including the effect of related derivatives on available-for-sale securities and the amortization of premiums and accretion of discounts) by total amortized cost. Taxable-equivalent yields are used where applicable.
(b)	Includes obligations of state and political subdivisions, debt securities issued by non-U.S. governments, corporate debt securities, collateralized mortgage obligations (“CMOs”) of private issuers and other debt and equity securities.
(c)	For the amortized cost of the above categories of securities at December 31, 2006, see Note 12 on page 134. At December 31, 2005, the amortized cost of U.S. government and federal agency obligations was $4.5 billion, U.S. government-sponsored enterprise obligations was $22.6 billion and other available-for-sale securities was $20.9 billion. At December 31, 2005, the amortized cost of U.S. government and federal agency obligations and U.S. government-sponsored enterprise obligations held-to-maturity securities was $77 million. There were no other held-to-maturity securities at December 31, 2005.
(d)	Securities with no stated maturity are included with securities with a contractual maturity of 10 years or more. Substantially all of JPMorgan Chase’s mortgaged-backed securities (“MBSs”) and CMOs are due in 10 years or more based on contractual maturity. The estimated duration, which reflects anticipated future prepayments based on a consensus of dealers in the market, is approximately four years for MBSs and CMOs.

U.S. government-sponsored enterprises were the only issuers whose securities exceeded 10% of JPMorgan Chase’s total stockholders’ equity at December 31, 2007.

For a further discussion of JPMorgan Chase’s securities portfolios, see Note 12 on pages 134–136.

Loan portfolio

The table below presents loans based on customer and collateral type compared with the line of business basis that is presented in Credit risk management on pages 75, 76 and 84, and in Note 14 on page 137.

December 31, (in millions)	2007	2006	2005	2004	2003(a)

U.S. loans:
Commercial and industrial	$127,107	$96,897	$84,597	$76,890	$38,879
Commercial real estate – commercial mortgage(b)	14,554	17,877	16,074	15,323	3,182
Commercial real estate – construction(b)	4,637	4,832	4,143	4,612	589
Financial institutions	15,108	15,217	13,259	12,664	4,622
Consumer	278,542	288,572	261,361	255,073	136,393
Total U.S. loans	439,948	423,395	379,434	364,562	183,665

Non-U.S. loans:
Commercial and industrial	60,403	40,287	28,969	27,293	24,618
Commercial real estate(b)	494	469	311	929	79
Financial institutions	15,907	12,793	7,468	6,494	5,671
Non-U.S. governments	149	2,532	1,295	2,778	705
Consumer	2,473	3,651	1,671	58	28
Total non-U.S. loans	79,426	59,732	39,714	37,552	31,101
Total loans(c)(d)	$519,374	$483,127	$419,148	$402,114	$214,766
Memo:
Loans held-for-sale	18,899	55,251	34,150	24,462	20,840
Loans at fair value	8,739	—	—	—	—
Total loans held-for-sale and loans at fair value	27,638	55,251	34,150	24,462	20,840

(a)	Heritage JPMorgan Chase only.
(b)	Represents loans secured by commercial real estate.
(c)	Loans are presented net of unearned income and net deferred loan fees of $1.0 billion, $1.3 billion, $3.0 billion, $4.1 billion and $1.3 billion at December 31, 2007, 2006, 2005, 2004 and 2003, respectively.
(d)	As a result of the adoption of SFAS 159, certain loans are accounted for at fair value and reported in Trading assets and therefore, such loans are no longer included in loans at December 31, 2007.

Maturities and sensitivity to changes in interest rates

The table below shows, at December 31, 2007, commercial loan maturity and distribution between fixed and floating interest rates based upon the stated terms of the commercial loan agreements. The table does not include the impact of derivative instruments.

December 31, 2007 (in millions)	Within 1 year(a)	1-5 years	After 5 years	Total

U.S.:
Commercial and industrial	$49,967	$53,965	$23,175	$127,107
Commercial real estate	5,525	9,167	4,499	19,191
Financial institutions	10,378	4,059	671	15,108
Non-U.S.	46,917	20,751	9,285	76,953
Total commercial loans	$112,787	$87,942	$37,630	$238,359
Loans at fixed interest rates		$27,542	$11,683
Loans at variable interest rates		60,400	25,947
Total commercial loans		$87,942	$37,630

(a)	Includes demand loans and overdrafts.

Risk elements

The following table sets forth nonperforming assets and contractually past-due assets at the dates indicated.

December 31, (in millions)	2007	2006	2005	2004	2003(e)
Nonperforming assets
U.S. nonaccrual loans:(a)
Commercial and industrial	$442	$429	$818	$1,175	$1,060
Commercial real estate	223	188	234	326	31
Financial institutions	127	—	1	1	1
Consumer	2,770	1,379	1,117	895	542
Total U.S. nonaccrual loans	3,562	1,996	2,170	2,397	1,634
Non-U.S. nonaccrual loans:(a)
Commercial and industrial	9	47	135	288	909
Commercial real estate	—	13	12	13	13
Financial institutions	15	20	25	43	25
Non-U.S. governments	—	—	—	—	—
Consumer	—	1	1	2	3
Total non-U.S. nonaccrual loans	24	81	173	346	950
Total nonaccrual loans	3,586	2,077	2,343	2,743	2,584
Derivative receivables	29	36	50	241	253
Other receivables	—	—	—	—	108
Assets acquired in loan satisfactions	622	228	197	247	216
Nonperforming assets(b)	$4,237	$2,341	$2,590	$3,231	$3,161
Contractually past-due assets:(c)
U.S. loans:
Commercial and industrial	$162	$84	$75	$34	$41
Commercial real estate	30	1	7	—	—
Consumer	1,423	1,279	1,046	970	269
Total U.S. loans	1,615	1,364	1,128	1,004	310
Non-U.S. loans
Commercial and industrial	7	—	—	2	5
Consumer	—	—	—	—	—
Total non-U.S. loans	7	—	—	2	5
Total	$1,622	$1,364	$1,128	$1,006	$315
Restructured loans(d)	8	—	—	—	—

(a)	Excludes wholesale loans held-for-sale purchased as part of the Investment Bank’s proprietary activities.
(b)	Includes nonaccrual loans held-for-sale and loans at fair value of $45 million and $5 million, respectively, at December 31, 2007, and nonaccrual loans held-for-sale of $120 million, $136 million, $15 million and $75 million, at December 31, 2006, 2005, 2004, and 2003, respectively.
(c)	Represents accruing loans past-due 90 days or more as to principal and interest, which are not characterized as nonperforming loans.
(d)	Represents performing U.S. commercial and industrial loans. Restructured loans are those for which concessions, such as the reduction of interest rates or the deferral of interest or principal payments, have been granted as a result of a deterioration in the borrower’s financial condition.
(e)	Heritage JPMorgan Chase only.

For a discussion of nonperforming loans and past-due loan accounting policies, see Credit risk management on pages 73–89, and Note 14 on pages 137–138.

Impact of nonperforming loans on interest income

The negative impact on interest income from nonperforming loans represents the difference between the amount of interest income that would have been recorded on such nonperforming loans according to their contractual terms had they been performing and the amount of interest that actually was recognized on a cash basis. The following table sets forth this data for the years specified. The increase from 2006 in total negative impact on interest income was primarily driven by the increase in nonperforming loans.

Year ended December 31, (in millions)	2007	2006	2005
U.S.:
Gross amount of interest that would have been recorded at the original rate	$345	$156	$170
Interest that was recognized in income	(13)	(26)	(30)
Negative impact—U.S.	332	130	140
Non-U.S.:
Gross amount of interest that would have been recorded at the original rate	2	5	11
Interest that was recognized in income	(1)	—	(4)
Negative impact—non-U.S.	1	5	7
Total negative impact on interest income	$333	$135	$147

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

The following table lists all countries in which JPMorgan Chase’s cross-border outstandings exceed 0.75% of consolidated assets as of any of the dates specified. The disclosure includes certain exposures that are not required under the disclosure requirements of the SEC. The most significant differences between the FFIEC and SEC methodologies are: the FFIEC methodology includes mark-to-market exposures of foreign exchange and derivatives; net local country assets are reduced by local country liabilities (regardless of currency denomination); and securities purchased under resale agreements are reported based on the counterparty, without regard to the underlying security collateral.

JPMorgan Chase’s total cross-border exposure tends to fluctuate greatly, and the amount of exposure at year end tends to be a function of timing rather than representing a consistent trend. For a further discussion of JPMorgan Chase’s emerging markets cross-border exposure, see Emerging markets country exposure on page 83.

Cross-border outstandings exceeding 0.75% of total assets

(in millions)	December 31,	Governments	Banks	Other	(a)	Net local country assets	Total cross-border outstandings	(b)	Commitments	(c)	Total exposure
U.K.	2007	$324	$8,245	$14,450		$—	$23,019		$475,046		$498,065
	2006	507	13,116	11,594		—	25,217		306,565		331,782
	2005	1,108	16,782	9,893		—	27,783		146,854		174,637
Germany	2007	$10,095	$11,468	$18,656		$—	$40,219		$284,879		$325,098
	2006	9,361	16,384	16,091		—	41,836		186,875		228,711
	2005	26,959	8,462	10,579		—	46,000		89,112		135,112
France	2007	$8,351	$9,278	$20,303		$75	$38,007		$288,044		$326,051
	2006	5,218	7,760	12,747		575	26,300		171,407		197,707
	2005	8,346	7,890	7,717		305	24,258		75,577		99,835
Netherlands	2007	$895	$3,945	$15,180		$—	$20,020		$138,136		$158,156
	2006	1,776	9,699	17,878		—	29,353		80,337		109,690
	2005	2,918	2,330	11,410		—	16,658		36,584		53,242
Italy	2007	$5,301	$5,285	$5,593		$1,401	$17,580		$120,179		$137,759
	2006	6,395	3,004	6,328		364	16,091		84,054		100,145
	2005	14,193	4,053	5,264		308	23,818		36,688		60,506
Spain	2007	$1,995	$3,484	$5,728		$1,337	$12,544		$90,135		$102,679
	2006	722	3,715	5,766		1,136	11,339		55,517		66,856
	2005	2,876	3,108	2,455		733	9,172		24,000		33,172
Japan	2007	$12,895	$9,687	$9,138		$—	$31,720		$49,407		$81,127
	2006	6,758	8,158	8,588		—	23,504		32,781		56,285
	2005	2,474	3,008	1,167		—	6,649		20,801		27,450
Cayman Islands	2007	$6	$41	$36,310		$—	$36,357		$14,054		$50,411
	2006	20	125	21,492		—	21,637		10,626		32,263
	2005	606	193	5,746		—	6,545		10,508		17,053
Luxembourg	2007	$1,718	$739	$8,832		$—	$11,289		$24,952		$36,241
	2006	1,396	1,860	8,592		—	11,848		15,667		27,515
	2005	1,326	2,484	9,082		—	12,892		7,625		20,517

(a)	Consists primarily of commercial and industrial.
(b)	Outstandings includes loans and accrued interest receivable, interest-bearing deposits with banks, acceptances, resale agreements, other monetary assets, cross-border trading debt and equity instruments, mark-to-market exposure of foreign exchange and derivative contracts and local country assets, net of local country liabilities. The amounts associated with foreign exchange and derivative contracts are presented after taking into account the impact of legally enforceable master netting agreements.
(c)	Commitments include outstanding letters of credit, undrawn commitments to extend credit and the notional value of credit derivatives where JPMorgan Chase is a protection seller.

Summary of loan and lending-related commitments loss experience

The tables below summarize the changes in the Allowance for loan losses and the Allowance for lending-related commitments, during the periods indicated. For a further discussion, see Allowance for credit losses on pages 88–89, and Note 15 on pages 138–139.

Allowance for loan losses

Year ended December 31, (in millions)	2007	2006	2005	2004(b)	2003(b)

Balance at beginning of year	$7,279	$7,090	$7,320	$4,523	$5,350
Addition resulting from the Merger, July 1, 2004	—	—	—	3,123	—
Provision for loan losses	6,538	3,153	3,575	2,883	1,579
U.S. charge-offs
Commercial and industrial	(577)	(376)	(456)	(483)	(668)
Commercial real estate	(40)	(28)	(36)	(17)	(2)
Financial institutions	(9)	—	—	(8)	(5)
Consumer	(4,735)	(3,360)	(4,334)	(3,079)	(1,646)
Total U.S. charge-offs	(5,361)	(3,764)	(4,826)	(3,587)	(2,321)
Non-U.S. charge-offs
Commercial and industrial	(2)	(37)	(33)	(211)	(470)
Commercial real estate	(3)	—	—	—	—
Financial institutions	—	(21)	(1)	(6)	(26)
Non-U.S. governments	—	—	—	—	—
Consumer	(1)	(62)	(9)	(1)	(1)
Total non-U.S. charge-offs	(6)	(120)	(43)	(218)	(497)
Total charge-offs	(5,367)	(3,884)	(4,869)	(3,805)	(2,818)
U.S. recoveries
Commercial and industrial	143	187	202	202	167
Commercial real estate	9	14	10	20	5
Financial institutions	2	3	3	8	5
Consumer	654	563	668	319	191
Total U.S. recoveries	808	767	883	549	368
Non-U.S. recoveries
Commercial and industrial	21	52	144	124	155
Financial institutions	—	10	20	32	23
Non-U.S. governments	—	—	—	—	—
Consumer	—	13	3	1	—
Total non-U.S. recoveries	21	75	167	157	178
Total recoveries	829	842	1,050	706	546
Net charge-offs	(4,538)	(3,042)	(3,819)	(3,099)	(2,272)
Allowance related to purchased portfolios	—	75	17	—	—
Change in accounting principles	(56)	—	—	—	—
Other(a)	11	3	(3)	(110)	(134)
Balance at year-end	$9,234	$7,279	$7,090	$7,320	$4,523
(a)	Primarily relates to the transfer of the allowance for accrued interest and fees on reported and securitized credit card loans in 2004 and 2003.
(b)	On July 1, 2004, Bank One Corporation merged with and into JPMorgan Chase. Accordingly, 2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.

Allowance for lending-related commitments

Year ended December 31, (in millions)	2007	2006	2005	2004 (a)	2003(a)

Balance at beginning of year	$524	$400	$492	$324	$363
Addition resulting from the Merger, July 1, 2004	—	—	—	508	—
Provision for lending-related commitments	326	117	(92)	(339)	(39)
Net charge-offs	—	—	—	—	—
Other	—	7	—	(1)	—
Balance at year-end	$850	$524	$400	$492	$324

(a)	On July 1, 2004, Bank One Corporation merged with and into JPMorgan Chase. Accordingly, 2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.

Loan loss analysis

Year ended December 31, (in millions, except ratios)	2007	2006	2005	2004(c)	2003(c)

Balances
Loans – average	$479,679	$454,535	$409,988	$308,249	$220,585
Loans – year-end	519,374	483,127	419,148	402,114	214,766
Net charge-offs(a)	4,538	3,042	3,819	3,099	2,272
Allowance for loan losses:
U.S.	8,454	6,654	6,642	6,617	3,677
Non-U.S.	780	625	448	703	846
Total allowance for loan losses	9,234	7,279	7,090	7,320	4,523
Nonperforming loans	3,586	2,077	2,343	2,743	2,584
Ratios
Net charge-offs to:
Loans – average(b)	1.00%	0.73%	1.00%	1.08%	1.19%
Allowance for loan losses	49.14	41.79	53.86	42.34	50.23
Allowance for loan losses to:
Loans – year-end(b)	1.88	1.70	1.84	1.94	2.33
Nonperforming loans(b)	261	372	321	268	180

(a)	There were no net charge-offs (recoveries) on lending-related commitments in 2007, 2006, 2005, 2004 or 2003.
(b)	Excludes loans held-for-sale and loans at fair value.
(c)	2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results. 2003 reflects the results of heritage JPMorgan Chase only.

Deposits

The following table provides a summary of the average balances and average interest rates of JPMorgan Chase’s various deposits for the years indicated:

	Average balances			Average interest rates
(in millions, except interest rates)	2007	2006	2005	2007	2006	2005
U.S.:
Noninterest-bearing demand	$40,359	$36,099	$39,714	—%	—%	—%
Interest-bearing demand	10,737	8,036	13,612	1.31	2.73	2.69
Savings	270,149	260,645	239,375	2.62	2.52	1.57
Time	147,503	126,927	92,739	4.35	3.75	2.57
Total U.S. deposits	468,748	431,707	385,440	2.91	2.68	1.69
Non-U.S.:
Noninterest-bearing demand	6,246	6,645	5,874	—	—	—
Interest-bearing demand	102,959	77,624	63,748	4.71	4.35	3.08
Savings	624	513	549	0.59	0.53	0.36
Time	78,643	60,384	52,650	4.01	3.50	2.89
Total non-U.S. deposits	188,472	145,166	122,821	4.25	3.78	2.84
Total deposits	$657,220	$576,873	$508,261	3.29%	2.95%	1.96%

At December 31, 2007, other U.S. time deposits in denominations of $100,000 or more totaled $84.7 billion, substantially all of which mature in three months or less. In addition, the table below presents the maturities for U.S. time certificates of deposit in denominations of $100,000 or more:

By remaining maturity at December 31, 2007 (in millions)	3 months or less	Over 3 months but within 6 months	Over 6 months but within 12 months	Over 12 months	Total
U.S. time certificates of deposit ($100,000 or more)	$27,313	$17,030	$3,951	$1,532	$49,826

Short-term and other borrowed funds

The following table provides a summary of JPMorgan Chase’s short-term and other borrowed funds for the years indicated.

(in millions, except rates)	2007	2006	2005
Federal funds purchased and securities sold under repurchase agreements:
Balance at year-end	$154,398	$162,173	$125,925
Average daily balance during the year	196,500	183,783	154,818
Maximum month-end balance	222,119	204,879	177,144
Weighted-average rate at December 31	4.41%	5.05%	3.63%
Weighted-average rate during the year	4.98	4.45	3.05

Commercial paper:
Balance at year-end	$49,596	$18,849	$13,863
Average daily balance during the year	30,799	17,710	14,450
Maximum month-end balance	51,791	20,980	18,077
Weighted-average rate at December 31	4.27%	4.80%	3.62%
Weighted-average rate during the year	4.65	4.49	2.81

Other borrowed funds:(a)
Balance at year-end	$117,997	$108,541	$104,636
Average daily balance during the year	100,181	102,147	93,765
Maximum month-end balance	133,871	132,367	120,051
Weighted-average rate at December 31	4.93%	5.56%	5.21%
Weighted-average rate during the year	4.91	5.00	5.19

FIN 46 short-term beneficial interests:(b)

Commercial paper:
Balance at year-end	$55	$3,351	$35,161
Average daily balance during the year	919	17,851	34,439
Maximum month-end balance	3,866	35,757	35,676
Weighted-average rate at December 31	4.38%	4.67%	2.69%
Weighted-average rate during the year	4.82	4.53	3.07

Other borrowed funds:
Balance at year-end	$6,752	$4,497	$4,682
Average daily balance during the year	5,361	5,267	3,569
Maximum month-end balance	6,752	9,078	5,568
Weighted-average rate at December 31	3.04%	1.99%	1.92%
Weighted-average rate during the year	3.02	1.61	2.13

(a)	Includes securities sold but not yet purchased.
(b)	Included on the Consolidated balance sheets in Beneficial interests issued by consolidated variable interest entities. VIEs had no unfunded commitments to borrow additional funds from other third parties for general liquidity purposes at December 31, 2007. Available unfunded commitments were $4.2 billion and $4.1 billion at December 31, 2006 and 2005, respectively.

Federal funds purchased represent overnight funds. Securities sold under repurchase agreements generally mature between one day and three months. Commercial paper generally is issued in amounts not less than $100,000 and with maturities of 270 days or less.

Other borrowed funds consist of demand notes, term federal funds purchased and various other borrowings that generally have maturities of one year or less. At December 31, 2007, JPMorgan Chase had no lines of credit for general corporate purposes.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

JPMorgan Chase & Co.
(Registrant)

By: /s/ JAMES DIMON
(James Dimon Chairman and Chief Executive Officer)

Date: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the date indicated. JPMorgan Chase does not exercise the power of attorney to sign on behalf of any Director.

	Capacity	Date

/s/ JAMES DIMON (James Dimon)	Director, Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ CRANDALL C. BOWLES (Crandall C. Bowles)	Director	February 29, 2008

/s/ STEPHEN B. BURKE (Stephen B. Burke)	Director

/s/ DAVID M. COTE (David M. Cote)	Director

/s/ JAMES S. CROWN (James S. Crown)	Director

/s/ ELLEN V. FUTTER (Ellen V. Futter)	Director

	Capacity	Date

/s/ WILLIAM H. GRAY, III (William H. Gray, III)	Director

/s/ LABAN P. JACKSON, JR. (Laban P. Jackson, Jr.)	Director

/s/ ROBERT I. LIPP (Robert I. Lipp)	Director

/s/ DAVID C. NOVAK (David C. Novak)	Director	February 29, 2008

/s/ LEE R. RAYMOND (Lee R. Raymond)	Director

/s/ WILLIAM C. WELDON (William C. Weldon)	Director

/s/ MICHAEL J. CAVANAGH (Michael J. Cavanagh)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ LOUIS RAUCHENBERGER (Louis Rauchenberger)	Managing Director and Controller (Principal Accounting Officer)